Form 10-Q
period 1999-03-31
IDACORP INC
filed 1999-05-10
CIK 1057877

2


           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

                               FORM 10-Q

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1999

                                  OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

          For the transition period from                   to


                  Exact name of registrants as
                  specified in their charters, state
                  of incorporation, address of
   Commission     principal executive offices,             I.R.s. Employer
   File Number    and telephone number                  Identification Number

     1-14465                  IDACORP, Inc.                  82-0505802
      1-3198               Idaho Power Company               82-0130980
                          1221 W. Idaho Street
                          Boise, ID  83702-5627

                       Telephone:  (208) 388-2200
                     State of Incorporation:  Idaho
                      Web site:  www.idacorpinc.com


                                  None
 Former name, former address and former fiscal year, if changed since last report.

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
       Yes   X    No

           Number of shares of Common Stock outstanding as of March 31, 1999:

           IDACORP, Inc.:  37,612,351
           Idaho Power Company: 37,612,351 shares, all of which are held by IDACORP, Inc.

                                 Index
                                                                       Page

  Definitions                                                           2

  Part I.  Financial Information:

  Item 1.
  Financial Statements

     IDACORP, Inc. Consolidated Statements of Income                    3

     IDACORP, Inc. Consolidated Balance Sheets                        4-5

     IDACORP, Inc. Consolidated Statements of Capitalization            6

     IDACORP, Inc. Consolidated Statements of Cash Flows                7

     IDACORP, Inc. Notes to Consolidated Financial Statements        8-11

     Independent Accountants' Report                                   12

     Idaho Power Company Consolidated Statements of Income             13

     Idaho Power Company Consolidated Balance Sheets                14-15

     Idaho Power Company Consolidated Statements of Capitalization     16

     Idaho Power Company Consolidated Statements of Cash Flows         17

     Idaho Power Company Notes to Consolidated Financial Statements 18-19

     Independent Accountants' Report                                   20

  Item 2.
  Management's Discussion and Analysis of Financial Condition and
  Results of Operations                                             21-27


  Part II.  Other Information:


  Item 6.
  Exhibits and Reports on Form 8-K                                  28-31

  Signatures                                                        32-33

  DEFINITIONS

  FASB                           Financial Accounting Standards Board
  FERC                           Federal Energy Regulatory Commission
  IPUC                              Idaho Public Utilities Commission
  OPUC                             Oregon Public Utilities Commission
  kWh                                                   kilowatt-hour
  MAF                                               Million Acre-Feet
  MMbtu                                 Million British Thermal Units
  MWh                                                   Megawatt-hour
  PCA                                           Power Cost Adjustment
  REA                            Rural Electrification Administration
  SFAS                    Statement of Financial Accounting Standards
  PUCN                            Public Utility Commission of Nevada

  FORWARD LOOKING INFORMATION

   This Form 10-Q contains "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements should be read with the cautionary statements and important factors included in this Form 10-Q at Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Information. Forward-looking statements are all statements other than statements of historical fact, including without limitation those that are identified by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," and similar expressions and include, but are not limited to, statements under the heading "Other Matters" concerning the outcome of IDACORP, Inc.'s and Idaho Power Company's Year 2000 efforts.


                    PART I - FINANCIAL INFORMATION
                     Item 1.  Financial Statements
                             IDACORP, Inc.
                   Consolidated Statements of Income

                                      Three Months Ended
                                          March 31,
                                     1999           1998
                                    (Thousands of Dollars
                                         except for
                                     per share amounts)

  REVENUES:
     General business              $ 129,692     $ 112,223
     Off system sales                 37,510        45,591
     Other revenues                    6,947         9,534
      Total revenues                 174,149       167,348

  EXPENSES:
     Operation:
      Purchased power                 17,888        24,170
      Fuel expense                    22,020        20,720
      Power cost adjustment            9,007           475
      Other                           32,767        32,947
     Maintenance                       7,883         9,028
     Depreciation                     19,171        18,895
     Taxes other than income           5,584         5,344
  taxes
       Total expenses                114,320       111,579

  INCOME FROM OPERATIONS              59,829        55,769

  OTHER INCOME:
     Allowance for equity funds          157          -
  used during construction
     Energy trading activities - Net     748          (328)
     Other - Net                       2,235         2,101
       Total other income              3,140         1,773

  INTEREST EXPENSE AND OTHER:
     Interest on long-term debt       13,395        13,037
     Other interest                    2,229         2,086
     Allowance for borrowed funds
       used during construction         (224)         (161)
     Preferred dividends of Idaho
       Power Company                   1,368         1,405
         Total interest expense and
          other                       16,768        16,367

  INCOME BEFORE INCOME TAXES          46,201        41,175

  INCOME TAXES                        16,700        13,125

NET INCOME                         $  29,501     $  28,050


AVERAGE COMMON SHARES
   OUTSTANDING (000)                  37,612        37,612

EARNINGS PER SHARE OF
   COMMON STOCK (basic and
   diluted)                        $    0.78     $    0.75

   The accompanying notes are an integral part of these statements.


                             IDACORP, Inc.
                      Consolidated Balance Sheets

                                Assets

                                      March 31,      December 31,
                                        1999            1998
                                       (Thousands of Dollars)

ELECTRIC PLANT:
   In service (at original cost)    $ 2,676,592    $ 2,659,441
   Accumulated provision for
depreciation                         (1,028,346)    (1,009,387)
     In service - Net                 1,648,246      1,650,054
   Construction work in progress         64,783         59,717
   Held for future use                    1,742          1,738

      Electric plant - Net            1,714,771      1,711,509

INVESTMENTS AND OTHER PROPERTY          129,467        129,437

CURRENT ASSETS:
   Cash and cash equivalents             12,870         22,867
   Receivables:
     Customer                            74,256         81,245
     Allowance for uncollectible
accounts                                 (1,397)        (1,397)
     Natural gas                         59,062         21,426
     Notes                                4,616          4,643
     Employee notes                       4,462          4,510
     Other                                6,609          6,059
   Accrued unbilled revenues             26,736         34,610
   Materials and supplies (at
average cost)                            31,534         30,157
   Fuel stock (at average cost)           8,748          7,096
   Prepayments                           14,759         16,042
   Regulatory assets associated
with income taxes                         2,965          2,965

      Total current assets              245,220        230,223

DEFERRED DEBITS:
   American Falls and Milner water
rights                                   31,830         31,830
   Company-owned life insurance          42,481         35,149
   Regulatory assets associated
with income taxes                       201,596        201,465
   Regulatory assets - other             50,669         62,013
   Other                                 49,764         49,994

      Total deferred debits             376,340        380,451

      TOTAL                         $ 2,465,798    $ 2,451,620

   The accompanying notes are an integral part of these statements.


                             IDACORP, Inc.
                      Consolidated Balance Sheets

                    Capitalization and Liabilities

                                    March 31,     December 31,
                                      1999            1998
                                     (Thousands of Dollars)

CAPITALIZATION:
   Common stock equity:
     Common stock without par
value (shares authorized
      120,000,000; shares
outstanding - 37,612,351)          $   451,185    $   451,564
     Retained earnings                 290,641        278,607
     Accumulated other
comprehensive income                       226            226

      Total common stock equity        742,052        730,397

   Preferred stock of Idaho Power
Company                                105,955        105,968

   Long-term debt                      734,757        815,937

      Total capitalization           1,582,764      1,652,302

CURRENT LIABILITIES:
   Long-term debt due within one
year                                    86,346          6,029
   Notes payable                        26,712         38,524
   Accounts payable                     47,738         73,499
   Accounts payable - natural gas       47,522         28,476
   Taxes accrued                        44,503         24,785
   Interest accrued                     17,713         18,365
   Deferred income taxes                 2,965          2,965
   Other                                13,866         12,275

      Total current liabilities        287,365        204,918

DEFERRED CREDITS:
 Regulatory liabilities associated
with deferred investment                68,859         69,396
   tax credits
   Deferred income taxes               422,375        422,196
   Regulatory liabilities               28,075         28,075
associated with income taxes
   Regulatory liabilities - other          960          4,161
   Other                                75,400         70,572

      Total deferred credits           595,669        594,400

COMMITMENTS AND CONTINGENT
   LIABILITIES

      TOTAL                        $ 2,465,798    $ 2,451,620


   The accompanying notes are an integral part of these statements.



                             IDACORP, Inc.
               Consolidated Statements of Capitalization


                                     March 31,          December 31,
                                       1999     %           1998      %
                                         (Thousand of Dollars)
COMMON STOCK EQUITY
   Common stock                    $  451,185           $  451,564
   Retained earnings                  290,641              278,607
   Accumulated other comprehensive
income                                    226                  226
      Total common stock equity       742,052   47         730,397   44


PREFERRED STOCK OF IDAHO POWER
COMPANY
   4% preferred stock                  15,955               15,968
   7.68% Series, serial preferred      15,000               15,000
stock
   7.07% Series, serial preferred      25,000               25,000
stock
   Auction rate preferred stock        50,000               50,000
      Total preferred stock           105,955    7         105,968    7

LONG-TERM DEBT OF IDAHO POWER
COMPANY
   First mortgage bonds:
     8.65 %       Series due 2000      80,000               80,000
     6.93 %       Series due 2001      30,000               30,000
     6.85 %       Series due 2002      27,000               27,000
     6.40 %       Series due 2003      80,000               80,000
     8    %       Series due 2004      50,000               50,000
     5.83 %       Series due 2005      60,000               60,000
     Maturing 2021 through 2031 with
rates ranging from 7.5% to 9.52%      230,000              230,000
      Total first mortgage bonds      557,000              557,000
   Amount due within one year         (80,000)                -
      Net first mortgage bonds        477,000              557,000
   Pollution control revenue bonds:
     7 1/4 % Series due 2008            4,360                4,360
     8.30 %  Series 1984 due 2014      49,800               49,800
     6.05 % Series 1996A due 2026      68,100               68,100
     Variable Rate Series 1996B        24,200               24,200
due 2026
     Variable Rate Series 1996C        24,000               24,000
due 2026
      Total pollution control         170,460              170,460
revenue bonds
   REA notes                            1,471                1,489
     Amount due within one year           (74)                 (74)
      Net REA notes                     1,397                1,415
   American Falls bond guarantee       20,130               20,130
   Milner Dam note guarantee           11,700               11,700
   Debt related to investments in
affordable housing with                61,227               62,103
     rates ranging from 6.97% to
8.59% due 1999 to 2009
     Amount due within one year        (6,272)              (5,955)
      Net affordable housing debt      54,955               56,148
   Unamortized premium/discount-Net    (1,515)              (1,539)
      Net Idaho Power Company debt    734,127              815,314

OTHER SUBSIDIARY DEBT                     630                  623

      Total long-term debt            734,757   46         815,937   49

TOTAL CAPITALIZATION               $1,582,764  100      $1,652,302  100

   The accompanying notes are an integral part of these statements.


                             IDACORP, Inc.
                 Consolidated Statements of Cash Flows

                                     Three Months Ended
                                         March 31,
                                     1999          1998
                                   (Thousands of Dollars)

OPERATING ACTIVITIES:
   Net income                      $ 29,501        $  28,050
   Adjustments to reconcile net
income to net cash
     provided by operating
activities:
     Depreciation and amortization   23,383           21,654
     Deferred taxes and investment     (489)           1,997
tax credits
     Accrued PCA costs               12,185              502
     Change in:
      Accounts receivable and       (29,839)          (1,752)
prepayments
      Accrued unbilled revenue        7,874            9,516
      Materials and supplies and     (3,029)          (1,717)
fuel stock
      Accounts payable               (6,715)         (22,193)
      Taxes accrued                  19,718           13,969
      Other current assets and          939           (1,172)
liabilities
     Other - net                     (6,408)          (6,007)
   Net cash provided by operating    47,120           42,847
activities

INVESTING ACTIVITIES:
   Additions to utility plant       (21,637)         (21,324)
   Investments in affordable         (2,906)          (5,000)
housing projects
   Investments in company owned      (7,332)            -
life insurance
   Other - net                        5,317            2,226
     Net cash used in investing     (26,558)         (24,098)
activities

FINANCING ACTIVITIES:
   Proceeds from issuance of:
     Long-term debt related to         -               4,084
affordable housing projects
   Retirement of long-term debt        (877)            (116)
   Dividends on common stock        (17,468)         (17,490)
   Decrease in short-term           (11,812)          (8,700)
borrowings
   Other - net                         (402)             (94)
     Net cash used in financing     (30,559)         (22,316)
activities

Net decrease in cash and cash        (9,997)          (3,567)
equivalents

Cash and cash equivalents            22,867            6,905
beginning of period

Cash and cash equivalents at end   $ 12,870        $   3,338
of period

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
   Cash paid during the period
for:
     Income taxes                  $    514        $   1,200
     Interest (net of amount       $ 14,844        $  15,102
capitalized)


    The accompanying notes are an integral part of these statements


                             IDACORP, Inc.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Nature of Business
        IDACORP, Inc. (IDACORP or the Company), a holding company formed in 1998, is the parent of Idaho Power Company (IPC), Ida-West Energy Company, IDACORP Energy Solutions Co., IDACORP Energy Services Co. and IDACORP Technologies, Inc. On October 1, 1998 IPC's outstanding common stock was converted on a share-for-share basis into common stock of the Company. However, IPC's preferred stock and debt securities outstanding were unaffected and remain with IPC.

        IPC, a public utility, represents over 90% of the total assets of the Company and is its principal operating subsidiary. IPC is regulated by the FERC and the state regulatory commissions of Idaho, Oregon, Nevada and Wyoming and is engaged in the generation, transmission, distribution, sale and purchase of electric energy.

   1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Financial Statements
        In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly its consolidated financial position as of March 31, 1999, and its consolidated results of operations and cash flows for the three months ended March 31, 1999 and 1998. These financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters which would be included in full year financial statements and, therefore, they should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

        Principles of Consolidation
        The consolidated financial statements include the accounts of the Company and its wholly-owned or controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Investments in business entities in which the Company and its subsidiaries do not have control, but have the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method.


        Accounting for Contracts Involved in Energy Trading and Risk Management Activities
        The Company adopted Emerging Issues Task Force 98-10 "Accounting for Contracts Involved in Energy Trading Activities," (EITF 98-10) effective January 1, 1999. The consensus establishes standards for designating between energy contracts and energy trading contracts and accounting for each. Energy trading contracts are measured at fair value as of the balance sheet date with the resulting gains and losses reported in the income statement. The resulting impact on net income of adoption was immaterial. Related to the adoption of EITF 98-10, the Company has begun reporting electricity trading activity net (netting revenues and expenses) in "Other Income-Energy trading activities" on the Consolidated Statements of Income. Prior periods have been reclassified to conform with the current period's presentation with no impact to net income.

        Derivative Financial Instruments
        The Company uses financial instruments such as commodity forwards, futures, options and swaps to hedge against exposure to commodity price risk in the electricity and natural gas markets as well as to optimize its energy trading portfolio. The accounting for derivative financial instruments is in accordance with the concepts established in SFAS No. 80, "Accounting for Futures Contracts," American Institute of Certified Public Accountants Statement of Position 86-2, "Accounting for Options," and recently issued EITF 98-10.

        Gains and losses from derivative instruments designed to hedge energy trading contracts as defined by EITF 98-10 are recognized in income on a current basis along with the gains and losses of the hedged transaction. Additionally, gains and losses on derivative transactions not qualifying as a hedge are recognized currently in income. Cash flows from derivatives are recognized in the statement of cash flows as an operating activity.

        Comprehensive Income
        For the three-month periods ended March 31, 1999 and 1998, the Company's comprehensive income was not materially different from net income. The components of comprehensive income include net income, the Company's proportionate share of unrealized holding gains on marketable securities held by an equity investee, and the changes in additional minimum liability under a deferred compensation plan for certain senior management employees and directors.

        Reclassifications
        Certain items previously reported for periods prior to March 31, 1999 have been reclassified to conform with the current period's presentation. Net income was not affected by these reclassifications.

   2.   INCOME TAXES:

        The Company's effective tax rate for the first three months increased from 31.9 percent in 1998 to 36.1 percent in 1999. Reconciliations between the statutory income tax rate and the effective rates for the three-month periods ended March 31, 1999 and 1998 are as follows:

                                              1999                1998
                                        Amount    Rate      Amount    Rate

        Computed income taxes based
          on statutory federal income
          tax rate                     $16,170    35.0%     $14,411   35.0%
        Changes in taxes resulting from:
         Current state income taxes      2,438     5.3        1,715    4.2
         Net depreciation                1,360     2.9        1,350    3.3
         Investment tax credits restored  (739)   (1.6)        (729)  (1.8)
         Removal costs                    (119)   (0.3)        (653)  (1.6)
         Repair allowance                 (525)   (1.1)        (782)  (1.9)
         Affordable housing credits     (2,272)   (4.9)      (1,593)  (3.9)
         Preferred dividends               479     1.0          492    1.2
         Other                             (92)   (0.2)      (1,086)  (2.6)
           Total                       $16,700    36.1%     $13,125   31.9%


   3.   PREFERRED STOCK OF IDAHO POWER COMPANY:

        The number of shares of IPC preferred stock outstanding were as follows:

                                                    March 31,   December 31,
                                                      1999          1998
         Cumulative, $100 par value:
          4% preferred stock (authorized 215,000    159,549       159,680
        shares)
          Serial preferred stock, 7.68% Series      150,000       150,000
        (authorized 150,000 shares)

         Serial preferred stock, cumulative,
        without par value; total of 3,000,000
          shares authorized:
           7.07% Series, $100 stated value,         250,000       250,000
        (authorized 250,000 shares)
           Auction rate preferred stock,
        $100,000 stated value,
            (authorized 500 shares)                     500           500


   4.   FINANCING:

        The Company currently has a $300.0 million shelf registration statement that can be used for the issuance of unsecured debt securities and preferred or common stock. At March 31, 1999, none had been issued.

        IPC currently has a $200.0 million shelf registration statement with a balance of $83.0 million remaining to be issued. This can be used for first mortgage bonds (including medium term notes) or preferred stock.

   5.   COMMITMENTS AND CONTINGENT LIABILITIES:

        Commitments under contracts and purchase orders relating to the Company's program for construction and operation of facilities amounted to approximately $12.0 million at March 31, 1999. The commitments are generally revocable by the Company subject to reimbursement of manufacturers' expenditures incurred and/or other termination charges.

        The Company is party to various legal claims, actions, and complaints, certain of which involve material amounts. Although the Company is unable to predict with certainty whether or not it will ultimately be successful in these legal proceedings, or, if not, what the impact might be, based upon the advice of legal counsel, management presently believes that disposition of these matters will not have a material adverse effect on the Company's financial position, results of operation, or cash flows.

   6.   REGULATORY ISSUES:

        PCA
        IPC has a PCA mechanism that provides for annual adjustments to the rates charged to Idaho retail customers. These adjustments, which take effect annually on May 16, are based on forecasts of net power supply costs and the true-up of the prior year's forecast. The difference between the actual costs incurred and the forecasted costs is deferred, with interest, and trued-up in the next annual rate adjustment.

        In the current rate period, actual power supply costs have been less than forecast, due to better than forecast hydroelectric generating conditions. IPC has recorded a reduction to regulatory assets of $15.3 million as of March 31, 1999.

        Regulatory Settlement
        Under the terms of an IPUC Settlement in effect through 1999, when earnings in IPC's Idaho jurisdiction exceed an
        11.75 percent return on year-end common equity, 50 percent of the excess is set aside for the benefit of Idaho retail customers.

        On April 7, 1999 IPC submitted the 1998 annual earnings sharing compliance filing to the IPUC. This filing indicated that there was almost $6.4 million in earnings available for the benefit of IPC's Idaho customers. The 1997 filing was for $7.6 million.

        Some of the 1998 amount has already been committed by the IPUC for recovery of costs in cases currently pending. Recommendations regarding the disbursement of any remaining 1998 sharing amounts, have not yet been made to the IPUC.

        Demand-Side Management (Conservation) Expenses
        IPC has obtained changes to the regulatory treatment of previously deferred demand-side management (DSM) expenses in both Idaho and Oregon.

        In Idaho, IPC requested that the IPUC allow for the recovery of post-1993 DSM expenses and acceleration of the recovery of DSM expenditures authorized in the last general rate case. In its Order No. 27660 issued on July 31, 1998, the IPUC set a new amortization period of 12 years instead of the 24-year period previously adopted. The IPUC order reflects an increase in annual Idaho retail revenue requirements of $3.1 million for 12 years.

        Per Order No. 27660 issued July 31, 1998, IPC is funding the annual revenue requirement with revenue sharing amounts until May 16, 1999. A group of industrial customers has appealed the IPUC order to the Idaho Supreme Court.

        In December 1998, IPC filed with the IPUC a request to recover remaining deferred DSM expenditures of approximately $2.1 million. The IPUC conducted a hearing on this matter in March 1999. In the filing IPC requested that the amount be applied against 1998 earnings sharing amounts. A decision is pending.

        In Oregon, the OPUC authorized a five-year amortization of the Oregon-allocated share of DSM expenditures incurred through 1997. The DSM charge replaces an expiring rate surcharge related to extraordinary power supply costs associated with past drought conditions. IPC anticipates that the charge will recover approximately $540,000 per year.

  7.    NEW ACCOUNTING PRONOUNCEMENT:

        In June 1998 the FASB issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative financial instruments and other similar instruments and for hedging activities. It is effective for fiscal years beginning after June 15, 1999. The Company is reviewing this statement to determine its effects on the Company's financial position and results of operations.

  8.   DERIVATIVE FINANCIAL INSTRUMENTS

        The notional amount of open commodity derivative positions as of March 31, 1999 was a net long electricity position of 3 MW and a net short natural gas position of 178 BCF.

        The loss in fair value of commodity derivative positions
        (including natural gas and electricity forwards, futures, options and swaps) included in income as of March 31, 1999 was $(0.7) million.

  9.    INDUSTRY SEGMENT INFORMATION:

        IDACORP's dominant operating segment is the regulated utility operations of IPC. IDACORP's non-utility operating segments do not individually constitute more than 10% of enterprise revenues, income or assets, nor in aggregate do they comprise more than 25% of enterprise revenues, income or assets.

        IPC's primary business is the generation, transmission, distribution, purchase and sale of electricity. Substantially all of the Company's revenue comes from the sale of electricity and related services, predominately in the United States. The Company also sells natural gas, solar electric products and systems, control systems integration services for substations and semiconductor manufacturing, and miscellaneous other services. These revenues, however, are not significant.

        The following table summarizes the segment information for IPC utility operations, with a reconciliation to total enterprise information:

                                   IPC                       Total
                                 Utility       Other      Enterprise
                                      (Thousands of Dollars)
        Three Months Ended
        March 31, 1999
        Revenues                $174,149    $  -          $174,149
        Net income                28,122      1,379         29,501
        Total assets           2,258,807    206,991      2,465,798

        Three Months Ended
        March 31, 1998
        Revenues                $167,348    $  -          $167,348
        Net income                27,237        813         28,050
        Total assets           2,334,607    112,639      2,447,246



     INDEPENDENT ACCOUNTANTS' REPORT


     IDACORP, Inc.
     Boise, Idaho


     We have reviewed the accompanying consolidated balance sheet and statement of capitalization of IDACORP, Inc. and subsidiaries as of March 31, 1999, and the related consolidated statements of income and cash flows for the three month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with generally accepted accounting principles.

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and statement of capitalization of IDACORP, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of income, comprehensive income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated January 29, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet and statement of capitalization as of December 31, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet and statement of capitalization from which it has been derived.


     DELOITTE & TOUCHE LLP
     Boise, Idaho
     April 30, 1999


                          Idaho Power Company
                   Consolidated Statements of Income

                                       Three Months Ended
                                            March 31,
                                    1999              1998
                                    (Thousands of Dollars)

        REVENUES:
           General business        $ 129,692        $ 112,223
           Off system sales           37,510           45,591
           Other revenues              6,947            9,534
            Total revenues           174,149          167,348

        EXPENSES:
           Operation:
            Purchased power           17,888           24,170
            Fuel expense              22,020           20,720
            Power cost adjustment      9,007              475
            Other                     32,767           32,947
           Maintenance                 7,883            9,028
           Depreciation               19,171           18,895
           Taxes other than            5,584            5,344
        income taxes
              Total expenses         114,320          111,579

        INCOME FROM OPERATIONS        59,829           55,769

        OTHER INCOME:
           Allowance for equity          157              -
        funds used during
        construction
           Energy trading                726             (328)
        activities - Net
           Other - Net                 1,952            2,101
              Total other income       2,835            1,773

        INTEREST CHARGES
           Interest on long-term      13,360           13,037
        debt
           Other interest              2,162            2,086
           Allowance for borrowed
        funds used during               (224)            (161)
            construction
              Total interest          15,298           14,962
        charges

        INCOME BEFORE INCOME          47,366           42,580
        TAXES

        INCOME TAXES                  16,582           13,125

        NET INCOME                    30,784           29,455

           Dividends on preferred      1,368            1,405
        stock

EARNINGS ON COMMON STOCK           $  29,416        $  28,050


   The accompanying notes are an integral part of these statements.


                          Idaho Power Company
                      Consolidated Balance Sheets

                                Assets

                                    March 31,        December 31,
                                      1999              1998
                                      (Thousands of Dollars)

ELECTRIC PLANT:
   In service (at original cost)   $ 2,676,592     $ 2,659,441
   Accumulated provision for        (1,028,346)     (1,009,387)
depreciation
     In service - Net                1,648,246       1,650,054
   Construction work in progress        63,390          58,904
   Held for future use                   1,742           1,738

      Electric plant - Net           1,713,378       1,710,696

INVESTMENTS AND OTHER PROPERTY         104,860         105,600

CURRENT ASSETS:
   Cash and cash equivalents             7,381          20,029
   Receivables:
     Customer                           74,252          81,227
     Allowance for uncollectible        (1,397)         (1,397)
accounts
     Natural gas                          -             21,426
     Notes                                 370             467
     Employee notes                      4,462           4,510
     Other (includes $99 from
related parties in 1998 and              7,533           8,502
       $909 in 1999)
   Accrued unbilled revenues            26,736          34,610
   Materials and supplies (at           31,445          30,143
average cost)
   Fuel stock (at average cost)          8,748           7,096
   Prepayments                          14,680          16,011
   Regulatory assets associated          2,965           2,965
with income taxes

      Total current assets             177,175         225,589

DEFERRED DEBITS:
   American Falls and Milner water      31,830          31,830
rights
   Company-owned life insurance         42,481          35,149
   Regulatory assets associated        201,596         201,465
with income taxes
   Regulatory assets - other            50,669          62,013
   Other                                49,213          49,448

      Total deferred debits            375,789         379,905

      TOTAL                        $ 2,371,202     $ 2,421,790


   The accompanying notes are an integral part of these statements.



                          Idaho Power Company
                      Consolidated Balance Sheets

                    Capitalization and Liabilities

                                     March 31,         December 31,
                                       1999                1998
                                        (Thousands of Dollars)
CAPITALIZATION:
   Common stock equity:
     Common stock, $2.50 par value
(50,000,000 shares authorized;      $   94,031      $    94,031
37,612,351 shares outstanding)
     Premium on capital stock          362,158          362,156
     Capital stock expense              (3,823)          (3,823)
     Retained earnings                 264,063          252,137
     Accumulated other                     226              226
comprehensive income

      Total common stock equity        716,655          704,727

   Preferred stock                     105,955          105,968

   Long-term debt                      734,757          815,937

      Total capitalization           1,557,367        1,626,632

CURRENT LIABILITIES:
   Long-term debt due within one        86,346            6,029
year
   Notes payable                        10,702           38,508
   Accounts payable                     45,231           72,660
   Accounts payable-natural  gas          -              28,476
   Taxes accrued                        44,977           25,164
   Interest accrued                     17,682           18,364
   Deferred income taxes                 2,965            2,965
   Other                                13,704           12,117

      Total current liabilities        221,607          204,283

DEFERRED CREDITS:
 Regulatory liabilities associated
with deferred investment                68,859           69,396
   tax credits
   Deferred income taxes               420,642          420,268
   Regulatory liabilities               28,075           28,075
associated with income taxes
   Regulatory liabilities - other          960            4,161
   Other                                73,692           68,975

      Total deferred credits           592,228          590,875

COMMITMENTS AND CONTINGENT
   LIABILITIES

      TOTAL                         $ 2,371,202     $ 2,421,790


   The accompanying notes are an integral part of these statements.




                          Idaho Power Company
               Consolidated Statements of Capitalization

                                  March 31,        December 31,
                                    1999     %       1998        %
                                      (Thousands of Dollars)
COMMON STOCK EQUITY
   Common stock                 $   94,031        $   94,031
   Premium on capital stock        362,158           362,156
   Capital stock expense            (3,823)           (3,823)
   Retained earnings               264,063           252,137
   Accumulated other                   226               226
comprehensive income
      Total common stock equity    716,655  46       704,727  43

PREFERRED STOCK
   4% preferred stock               15,955            15,968
   7.68% Series, serial             15,000            15,000
preferred stock
   7.07% Series, serial             25,000            25,000
preferred stock
   Auction rate preferred stock     50,000            50,000
      Total preferred stock        105,955   7       105,968   7

LONG-TERM DEBT
   First mortgage bonds:
     8.65 %      Series due 2000    80,000            80,000
     6.93 %      Series due 2001    30,000            30,000
     6.85 %      Series due 2002    27,000            27,000
     6.40 %      Series due 2003    80,000            80,000
     8    %      Series due 2004    50,000            50,000
     5.83 %      Series due 2005    60,000            60,000
     Maturing 2021 through 2031
with rates ranging from            230,000           230,000
 7.5% to 9.52%
      Total first mortgage bonds   557,000           557,000
   Amount due within one year      (80,000)             -
      Net first mortgage bonds     477,000           557,000
   Pollution control revenue bonds:
     7  1/4% Series due 2008         4,360             4,360
     8.30 % Series 1984 due 2014    49,800            49,800
     6.05 %Series 1996A due 2026    68,100            68,100
     Variable Rate Series 1996B     24,200            24,200
due 2026
     Variable Rate Series 1996C     24,000            24,000
due 2026
      Total pollution control      170,460           170,460
revenue bonds
   REA notes                         1,471             1,489
     Amount due within one year        (74)              (74)
      Net REA notes                  1,397             1,415
   American Falls bond guarantee    20,130            20,130
   Milner Dam note guarantee        11,700            11,700
   Debt related to investments
in affordable housing with          61,227            62,103
     rates ranging from 6.97% to
8.59% due 1999 to 2009
     Amount due within one year     (6,272)           (5,955)
      Net affordable housing        54,955            56,148
debt
   Other subsidiary debt               630               623
   Unamortized premium/discount     (1,515)           (1,539)
- Net

      Total long-term debt         734,757  47       815,937  50

TOTAL CAPITALIZATION            $1,557,367 100    $1,626,632 100


   The accompanying notes are an integral part of these statements.



                          Idaho Power Company
                 Consolidated Statements of Cash Flows

                                     Three Months Ended
                                          March 31,
                                     1999            1998
                                   (Thousands of Dollars)

OPERATING ACTIVITIES:
   Net income                      $ 30,784         $ 29,455
   Adjustments to reconcile net
income to net cash provided by
operating activities:
     Depreciation and amortization   23,339           21,654
     Deferred taxes and investment     (294)           1,997
tax credits
     Accrued PCA costs               12,185              502
     Change in:
      Accounts receivable and        30,847           (1,752)
prepayments
      Accrued unbilled revenue        7,874            9,516
      Materials and supplies and     (2,955)          (1,717)
fuel stock
      Accounts payable              (55,905)         (22,193)
      Taxes accrued                  19,813           13,969
      Other current assets and          905           (1,172)
liabilities
     Other - net                     (5,416)          (6,007)
   Net cash provided by operating    61,177           44,252
activities

INVESTING ACTIVITIES:
   Additions to utility plant       (21,057)         (21,324)
   Investments in affordable         (2,906)          (5,000)
housing projects
   Investments in company owned      (7,332)             -
life insurance
   Other - net                        5,032            2,226
     Net cash used in investing     (26,263)         (24,098)
activities

FINANCING ACTIVITIES:
   Proceeds from issuance of long-
term debt
     related to affordable housing     -               4,084
projects
   Retirement of long-term debt        (877)            (116)
   Dividends on common stock        (17,490)         (17,490)
   Dividends on preferred stock      (1,368)          (1,405)
   Decrease in short-term           (27,806)          (8,700)
borrowings
   Other - net                          (21)             (94)
     Net cash used in financing     (47,562)         (23,721)
activities

Decrease in cash and cash           (12,648)          (3,567)
equivalents

Cash and cash equivalents            20,029            6,905
beginning of period

Cash and cash equivalents at end   $  7,381         $  3,338
of period

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
   Cash paid during the period
for:
     Income taxes                  $      9         $  1,200
     Interest (net of amount       $ 14,810         $ 15,102
capitalized)



   The accompanying notes are an integral part of these statements.




                          IDAHO POWER COMPANY
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

        On October 1, 1998, IDACORP, Inc. (IDACORP) became the parent of Idaho Power Company and its subsidiaries (IPC). At that time IPC's ownership interests in two subsidiaries were transferred to IDACORP at book value. IPC's March 31, 1998 Statement of Consolidated Income includes $0.5 million of net income attributable to the transferred subsidiaries.

        In 1999 the gas trading operations of IPC were transferred to another subsidiary of IDACORP. The subsidiary assumed the accounts receivable and accounts payable related to gas operations, and IPC recorded the transfer as a reduction of accounts receivable from the subsidiary. IPC's Consolidated Balance Sheet as of December 31, 1998 included $21.4 million of assets and $28.4 million of liabilities related to gas operations.

        Except as modified below, the Notes to the Consolidated
        Financial Statements of IDACORP also contained in this 10-Q Report are incorporated herein by reference insofar as they relate to IPC.

          Note 1 - Summary of Significant Accounting Policies
          Note 3 - Preferred Stock of Idaho Power Company
          Note 4 - Financing
          Note 5 - Commitments and Contingent Liabilities
          Note 6 - Regulatory Issues
          Note 7 - New Accounting Pronouncement

   2.   INCOME TAXES:

        IPC's effective tax rate for the first three months increased from 30.8 percent in 1998 to 35.0 percent in 1999. Reconciliations between the statutory income tax rate and the effective rates for the three -month periods ended March 31, 1999 and 1998 are as follows:


                                                 1999              1998
                                           Amount    Rate     Amount    Rate

        Computed income taxes based on statutory
           federal income tax rate         $16,578  35.0%     $14,903  35.0%
        Changes in taxes resulting from:
         Current state income taxes          2,438   5.1        1,715   4.0
         Net depreciation                    1,360   2.9        1,350   3.2
         Investment tax credits restored      (739) (1.6)        (729) (1.7)
         Removal costs                        (119) (0.3)        (653) (1.5)
         Repair allowance                     (525) (1.1)        (782) (1.8)
         Affordable housing credit          (2,272) (4.8)      (1,593) (3.7)
         Other                                (139) (0.2)      (1,086) (2.7)
           Total                           $16,582  35.0%     $13,125  30.8%

  8.    DERIVATIVE FINANCIAL INSTRUMENTS:

        The notional amount of open commodity derivative positions as of March 31, 1999 was a net long electricity position of 3 MW. The loss in fair value of commodity derivative positions (including electricity forwards, futures, options and swaps) included in income as of March 31, 1999 was $(1.3) million.

  9.    INDUSTRY SEGMENT INFORMATION:

        IPC's dominant operating segment is its regulated utility operations. IPC's non-utility operating segments do not individually constitute more than 10% of enterprise revenues, income or assets, nor in aggregate do they comprise more than 25% of enterprise revenues, income or assets.

        IPC's primary business is the generation, transmission, distribution, purchase and sale of electricity. Substantially all of IPC's revenue comes from the sale of electricity and related services, predominately in the United States. IPC subsidiaries also sell solar electric products and systems, control systems integration services for substations and semiconductor manufacturing, and miscellaneous other services. These revenues, however, are not significant.

        The following table summarizes the segment information for the regulated electric operations, with a reconciliation to total enterprise information:

                              Regulated
                               Electric                     Total
                              Operations       Other      Enterprise
                                       (Thousands of Dollars)
        Three Months Ended
        March 31, 1999
        Revenues             $  174,149   $     -       $  174,149
        Net income               28,122       2,662         30,784
        Total assets          2,258,807     112,395      2,371,202

        Three Months Ended
        March 31, 1998
        Revenues             $  167,348   $     -       $  167,348
        Net income               27,237       2,218         29,455
        Total assets          2,334,607     112,639      2,447,246




     INDEPENDENT ACCOUNTANTS' REPORT


     Idaho Power Company
     Boise, Idaho


     We have reviewed the accompanying consolidated balance sheet and statement of capitalization of Idaho Power Company and subsidiaries as of March 31, 1999, and the related consolidated statements of income and cash flows for the three month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with generally accepted accounting principles.

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and statement of capitalization of Idaho Power Company and subsidiaries as of December 31, 1998, and the related consolidated statements of income, comprehensive income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated January 29, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet and statement of capitalization as of December 31, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet and statement of capitalization from which it has been derived.


     DELOITTE & TOUCHE LLP
     Boise, Idaho
     April 30, 1999



Item  2.    MANAGEMENT'S  DISCUSSION AND  ANALYSIS  OF  FINANCIAL
CONDITION AND  RESULTS OF OPERATIONS

In Management's Discussion and Analysis we explain the general financial condition and results of operations for IDACORP, Inc. and subsidiaries (IDACORP or the Company) and for Idaho Power Company and subsidiaries (IPC). IPC, an electric utility, is IDACORP's principal operating subsidiary, accounting for over 90 percent of IDACORP's assets, revenue and net income. Unless we indicate otherwise, this discussion explains the material changes in results of operations and the financial condition of both the Company and IPC. This discussion should be read in conjunction with the accompanying consolidated financial statements for the quarters ending March 31, 1999 and 1998.

This discussion updates the discussion that we included in our Annual Report on Form 10-K for the year ended December 31, 1998.
This discussion should be read in conjunction with the discussion in the annual report.

We have reclassified our electricity trading activities from "Off system sales" and "Purchased power" to "Energy trading activities - net" on the Consolidated Statements of Income for the quarters ending March 31, 1999 and 1998. This change was made to more clearly report the results of our utility operations and our energy trading activities.


FORWARD-LOOKING INFORMATION

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (Reform Act), we are hereby filing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company and IPC in this quarterly report on Form 10-Q, in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "anticipates", "believes", "estimates", "expects", "intends", "plans", "predicts", "projects", "will likely result", "will continue", or similar expressions) are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions, and uncertainties and are qualified in their entirety by reference to, and are accompanied by, the following important factors, which are difficult to predict, contain uncertainties, are beyond our control and may cause actual results to differ materially from those contained in forward-looking statements:

- prevailing governmental policies and regulatory actions, including those of the FERC, the IPUC, the OPUC, and the PUCN, with respect to allowed rates of return, industry and rate structure,acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of purchased power and other capital investments, and present or prospective wholesale and retail competition (including but not limited to retail wheeling and transmission costs);

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


RESULTS OF OPERATIONS

Earnings Per Share and Book Value
Earnings per share of common stock (basic and diluted) was $0.78 for the quarter ended March 31, 1999, an increase of $0.03 (4.0 percent) from the same quarter last year. At March 31, 1999, the book value per share of IDACORP common stock was $19.73, compared to $19.20 at the same date in 1998.

General Business Revenue
Our general business revenue is dependent on many factors, including the number of customers we serve, the rates we charge, and weather conditions (temperature and precipitation) in our service territory.

Compared to the first quarter of 1998, the number of general business customers we served increased 3.1 percent. This increase was due primarily to economic growth in our service territory.

Our revenue per MWh increased 10.4 percent for the quarter ended March 31, 1999, compared to 1998. Changes in revenue per MWh result from the annual rate adjustments authorized by regulatory authorities. These adjustments are discussed below in "PCA" and "Regulatory Settlement."

Temperatures in the first quarter were cooler in 1999 than in 1998, which contributed to increased sales of energy. Heating degree days, a common measure used in the utility industry to analyze demand, were 10.5 percent above 1998 levels. Compared to 1998, the average Kwh's sold per general business customer increased 1.6 percent.

The combination of these factors resulted in a $17.5 million
(15.6 percent) increase in general business revenue for the quarter compared to 1998.

Off System Sales
Off-system sales are comprised of long-term sales contracts and opportunity sales made when we have surplus energy available.
The $8.1 million (17.7 percent) decrease in off-system revenue is due primarily to a 17.7 percent decrease in MWhs sold, which resulted from reduced market opportunities.

Expenses
Purchased power expenses decreased $6.3 million (26.0 percent) for the quarter. This decrease is due primarily to a 45.5 percent decrease in MWhs purchased, offset by an increase in the price per MWh. The decrease in MWh purchased results from decreased availability of economically advantageous purchases.

Fuel expenses increased $1.3 million (6.3 percent), due primarily to an increase in the average cost of coal used at our coal-fired power plants.

The PCA component of expenses increased $8.5 million. The PCA increases expense when actual power supply costs are below the costs forecasted in the annual PCA filing, and decreases expense when actual power supply costs are above the forecast. In the first quarter of 1999, actual power supply costs were well below what had been forecast; in the first quarter of 1998 actual power supply costs were near the forecast. The 1998-99 forecast used to set the 1998-99 PCA rate adjustment, anticipated near-normal streamflow conditions. Actual conditions have been better than forecasted and are discussed below in "Streamflow Conditions."
We discuss the PCA in more detail below in "PCA."

Maintenance expenses decreased $1.1 million (12.7 percent). This decrease is due primarily to a decrease in expenses at our coal-fired generating facilities.

Other
The increase in other income is due primarily to improved margins on energy trading.

Income taxes increased due primarily to increased net income before taxes and the impact of a tax settlement which reduced expenses in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow
For the three months ended March 31, 1999, IDACORP generated
$47.1 million in net cash from operations. After deducting for dividends, net cash generation from operations provided approximately $29.7 million for our construction program and other capital requirements.

Cash Expenditures
We estimate that our cash construction program for 1999 will require approximately $115.5 million. This estimate is subject to revision in light of changing economic, regulatory, environmental, and conservation factors. During the first three months of 1999, we spent approximately $21.6 million for construction. Our primary financial commitments and obligations are related to contracts and purchase orders associated with ongoing construction programs. To the extent required, we expect to finance these commitments and obligations by using both internally generated funds and externally financed capital. At March 31, 1999, our short-term borrowings totaled $26.7 million.

Financing Program
IDACORP has a $300.0 million shelf registration statement that can be used for the issuance of unsecured debt securities and preferred or common stock. At March 31, 1999, none had been issued.

IPC has a $200 million shelf registration statement that can be used for both First Mortgage Bonds (including Medium Term Notes) and Preferred Stock of which $83 million remains available at March 31, 1999.

Our objective is to maintain capitalization ratios of approximately 45 percent common equity, 5 to 10 percent preferred stock, and the balance in long-term debt. For the twelve-month period ended March 31, our consolidated pre-tax interest coverage was 3.27 times.

REGULATORY ISSUES

PCA
IPC has a PCA mechanism that provides for annual adjustments to the rates we charge to our Idaho retail customers. These adjustments, which take effect annually on May 16, are based on forecasts of net power supply costs and the true-up of the prior year's forecast. The difference between the actual costs incurred and the forecasted costs is deferred, with interest, and trued-up in the next annual rate adjustment.

In the current rate period, actual power costs have been less than forecast, due to better than forecast hydroelectric generating conditions. For the rate period we have recorded a reduction to regulatory assets of $15.3 million as of March 31, 1999.

On April 15, 1999, we filed a request with the IPUC to implement the annual PCA. If approved, the adjustment would reduce all Idaho residential customer electricity rates by seven percent. The decrease results from projected above-average hydroelectric generating conditions and the true-up of the 1998-99 rate period. Overall, IPC's annual general business revenues are expected to decrease by $40.4 million.


Regulatory Settlement
IPC has a settlement agreement with the IPUC that remains in effect through 1999. Under the terms of the settlement, when earnings in our Idaho jurisdiction exceed an 11.75 percent return on year-end common equity, we set aside 50 percent of the excess for the benefit of our Idaho retail customers.

On April 7, 1999 we submitted our 1998 annual earnings sharing compliance filing to the IPUC. This filing indicated that there was almost $6.4 million in earnings available for the benefit of our Idaho customers. Our 1997 and 1996 filings were for $7.6 million and $4.9 million, respectively.

Some of the 1998 amount has already been committed by the IPUC for recovery of costs in cases currently pending. We have not made any recommendations to the IPUC regarding the disbursement of any remaining 1998 sharing amounts.

OTHER MATTERS:

Energy Trading
Energy trading activity, which includes both electricity and natural gas, is reported on a fair value basis with gains and losses recorded in other income.

Inherent in the energy trading business are risks related to market movements and the creditworthiness of counterparties. When buying and selling energy, the high volatility of energy prices can have a significant impact on profitability if not managed. Also, counterparty creditworthiness is key to ensuring that transactions entered into withstand dramatic market fluctuations.

To mitigate these risks while implementing our business strategy, the Board of Directors gave approval for executive management to form a Risk Management Committee, comprised of officers of IDACORP and subsidiaries, to oversee a risk management program. The program is intended to minimize fluctuations in earnings while managing the volatility of energy prices. Embedded within the Risk Management policy and procedures is a credit policy requiring a credit evaluation of all counterparties before doing business with them. The objective of our risk management program is to mitigate commodity price risk, credit risk, and other risks related to the energy trading business.

Streamflow Conditions
We monitor the effect of streamflow conditions on Brownlee
Reservoir, the water source for our three Hells Canyon hydroelectric projects. In a typical year, these three projects combine to produce about half of our generated electricity.

Inflows into Brownlee result from a combination of precipitation, storage, and ground water conditions. The National Weather Service is projecting that April-July 1999 inflow into Brownlee Reservoir, Idaho Power's key water storage facility, will be 7.36 MAF, compared to the 70-year median of 4.9 MAF and 1998's 8.8 MAF.

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

We recognize the Year 2000 problem as a serious threat to the Company and our customers. Our Year 2000 effort has been underway for over two years and is being addressed at the highest levels within the Company. IPC's Vice President of Corporate Services is responsible for coordinating the corporate effort.
IPC vice presidents and affiliate presidents are responsible for addressing the problem within their respective business units and each has assigned a Year 2000 Project Leader to execute the project plan. Each subsidiary President is responsible for addressing the problem within their subsidiary in coordination with the corporate effort. In addition, we have appointed a full-time Year 2000 Project Manager to direct the project. Additional staff has been committed to complete the conversion and implementation needed to bring non-compliant items into compliance. This staff consists of a mix of end users, IPC Information Services staff and contract programmers. Currently, there are over 20 full-time employees devoted to the project with dozens of others involved to varying degrees. We have retained third parties who have completed technical and legal audits of our plan. With respect to the technical audit, we have implemented the recommendations as recommended by the Y2K
Steering Committee. The legal audit recommendations are also being implemented.

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

We are following a detailed project plan. The methodology is modeled after those used by some of the top companies in the world and has been adapted to meet our unique requirements. This process includes all the phases and steps commonly found in such plans, including the (i) identification and analysis of critical systems, key manufacturers, service providers, embedded systems, generation plants, (parts of which are owned by IPC but is operated by another electric utility), (ii) remediation and testing, (iii) education and awareness and (iv) contingency planning.

With respect to that key component of the methodology related to the identification of critical systems, we have identified those critical systems that must be Year 2000 compliant in order to continue operations. Many are already compliant or are in the process of vendor upgrades to become compliant. The largest of these critical systems and their status regarding compliance are set forth below:


  System        Description                           Status
  Business      The business systems include the      PeopleSoft
  Systems       financial and administrative          and PassPort
                functions common to most companies.   are both
                Business systems include accounts     compliant
                payable, general ledger, accounts     vendor
                receivable, labor entry, inventory,   packages.
                purchasing, cash management,          Testing to
                budgeting, asset management,          verify
                payroll, and financial reporting.     compliance
                                                      is complete.

  Customer      This system is used to bill           In-house
  Information   customers, log calls from customers   system has
  System        and create service or work requests   been
                and track them through completion,    repaired;
                among other things.  At this time,    testing is
                the Company uses an in-house          underway,
                developed, mainframe-based Customer   with a
                Information System to accomplish      projected
                these tasks.                          July 1999
                                                      completion
                                                      date.

  Energy        The most critical function the        The packages
  Management    Company offers is the delivery of     comprising
  System        electricity from the source to the    the EMS are
                consumer.  This must be done with     fully
                minimal interruption in the midst of  compliant
                high demand, weather anomalies and    with the
                equipment failures.  To accomplish    latest
                this, the Company relies on a server- releases.
                based energy management system        Testing and
                provided by Landis & Gyr.  This       rollout are
                system monitors and directs the       over 50%
                delivery of electricity throughout    complete and
                the Company's service area.           will be
                                                      completed in
                                                      the second
                                                      quarter of
                                                      1999.


  Metering      The Company relies on several         In-house
  Systems       processes for metering electricity    code has
                usage, including some hand-held       been
                devices with embedded chips.  It is   repaired and
                critical for metering systems to      tested.
                operate without interruption so as    Vendor
                not to jeopardize the Company's       packages are
                revenue stream.                       being
                                                      upgraded.
                                                      Testing is
                                                      underway
                                                      with
                                                      completion
                                                      scheduled
                                                      for the
                                                      second
                                                      quarter of
                                                      1999.

  Embedded      There is a category of systems on     Testing is
  Systems       which the Company is highly reliant   about 90%
                called embedded systems.  These are   complete.
                typically computer chips that
                provide for automated operations
                within some device other than a
                computer such as a relay or a
                security system.  The Company is
                highly reliant on these systems
                throughout its generation and
                delivery systems to monitor and
                allow manual or automatic
                adjustments to the desired devices.
                Those devices with chips that were
                not Year 2000 compliant, where the
                chip affected the application of the
                device, were replaced.

  Other         The Company also relies on a number   In various
  Systems       of other important systems to         stages of
                support engineering, human            repair and
                resources, safety and regulatory      testing.
                compliance,  etc.


Regarding third parties, the plan methodology has required us to identify those third parties with which we have a material relationship. We have identified as material (1) our ownership interest in thermal generating facilities which are operated and maintained by third party electric utilities; (2) our fuel suppliers for those thermal generating facilities; and (3) our telecommunication providers. In addition, we have identified 93 key manufacturers that provide materials and supplies to us.
With respect to the thermal plants, fuel suppliers and telecommunication providers, the plan methodology includes a process wherein some members of the Year 2000 team meet periodically with the third parties to assess the status of their efforts. This is an ongoing process and will continue until such time as the third party has completed compliance testing and certified to us that they are compliant. Regarding the 93 key manufacturers we have contacted all via mail and requested they complete a survey indicating the extent and status of their Year 2000 efforts. The survey is followed up with contact by telephone if necessary. We are over 90% complete with that effort.

Finally, we are connected to an electric grid that connects utilities throughout the western portion of North America. This interconnection is essential to the reliability and operational integrity of each connected utility. This also means that failure of one electric utility in the interconnected grid could
cause the failure of others.   In the context of the Year 2000
problem, this interconnectivity compounds the challenge faced by the electric utility industry. Our Company could do a very thorough and effective job of becoming Year 2000 compliant and yet encounter difficulties supplying services and energy because another utility in the interconnected grid failed to achieve Year 2000 compliance. In this regard, we are working closely with other electric industry organizations concerned with reliability issues and technical collaboration. As part of this collaboration we participated and successfully completed our roles in a nationwide Y2K drill for electric utilities, held on April 9, 1999.

Our estimate of the cost of our Year 2000 plan remains at approximately $5.3 million. This includes costs incurred to date of approximately $2.3 million and estimated costs through the year 2000. This level of expenditure is not expected to have any material effect on our operations or our financial position. Funds to cover Year 2000 costs in 1999 have been budgeted by business entity and within the Information Services Department with approximately 10 percent of the Information Services budget used for remediation. No information services department projects have been deferred due to the Company's year 2000 efforts.

The Year 2000 issue poses risks to our internal operations due to the potential inability to carry on our business activities and from external sources due to the potential impact on the ability of our customers to continue their business activities. The major applications that pose the greatest risks internally are those systems, embedded or otherwise, which impact the generation, transmission and distribution of energy and the metering and billing systems. The potential risks related to these systems are electric service interruptions to customers and associated reduction in loads and revenue and interrupted data gathering and billing and the resultant delay in receipt of revenues. All of this would negatively impact our relationship with our customers that may enhance the likelihood of losing
customers in a restructured industry.   Externally, those
customers that inadequately prepare for the Year 2000 issue may be unable to continue their business activities. This would affect us in a number of ways. Our loads and revenue would be reduced because of the lost load from discontinued business activities, and customers which lose jobs because of discontinued business activities may face difficulties in paying their power bills. The impact of this on us is dependent upon the number and the size of those businesses that are forced to discontinue business activities because of the Year 2000 issue.

As part of our Year 2000 plan, we are in the process of developing contingency plans and expect to complete this process on or before July 1999.

New Accounting Pronouncement
In June 1998 the FASB issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative financial instruments and other similar instruments and for hedging activities. It is effective for fiscal years beginning after June 15, 1999. We are reviewing this statement to determine its effects on our financial position and results of operations.


PART II - OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits:

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

*3(h)         333-48031  3(c)         Amended Bylaws of IDACORP, Inc.  as
                                      of September 10, 1998.

*4(a)(i)      2-3413     B-2          Mortgage  and Deed of Trust,  dated
                                      as  of October 1, 1937, between IPC
                                      and   Bankers  Trust  Company   and
                                      R. G. Page, as Trustees.

*4(a)(ii)                             IPC   Supplemental  Indentures   to
                                      Mortgage and Deed of Trust:
                                  IPC Number     Dated
          1-MD          B-2-a      First          July 1, 1939
          2-5395        7-a-3      Second         November 15, 1943
          2-7237        7-a-4      Third          February 1, 1947
          2-7502        7-a-5      Fourth         May 1, 1948
          2-8398        7-a-6      Fifth          November 1, 1949
          2-8973        7-a-7      Sixth          October 1, 1951
          2-12941       2-C-8      Seventh        January 1, 1957
          2-13688       4-J        Eighth         July 15, 1957
          2-13689       4-K        Ninth          November 15, 1957
          2-14245       4-L        Tenth          April 1, 1958
          2-14366       2-L        Eleventh       October 15, 1958
          2-14935       4-N        Twelfth        May 15, 1959
          2-18976       4-O        Thirteenth     November 15, 1960
          2-18977       4-Q        Fourteenth     November 1, 1961
          2-22988       4-B-16     Fifteenth      September 15, 1964
          2-24578       4-B-17     Sixteenth      April 1, 1966
          2-25479       4-B-18     Seventeenth    October 1, 1966
          2-45260       2(c)       Eighteenth     September 1, 1972
          2-49854       2(c)       Nineteenth     January 15, 1974
          2-51722       2(c)(i)    Twentieth      August 1, 1974
          2-51722       2(c)(ii)   Twenty-first   October 15, 1974
          2-57374       2(c)       Twenty-second  November 15, 1976
          2-62035       2(c)       Twenty-third   August 15, 1978
          33-34222      4(d)(iii)  Twenty-fourth  September 1, 1979
          33-34222      4(d)(iv)   Twenty-fifth   November 1, 1981
          33-34222      4(d)(v)    Twenty-sixth   May 1, 1982
          33-34222      4(d)(vi)   Twenty-seventh May 1, 1986
          33-00440      4(c)(iv)   Twenty-eighth  June 30, 1989
          33-34222      4(d)(vii)  Twenty-ninth   January 1, 1990
          33-65720      4(d)(iii)  Thirtieth      January 1, 1991
          33-65720      4(d)(iv)   Thirty-first   August 15, 1991
          33-65720      4(d)(v)    Thirty-second  March 15, 1992
          33-65720      4(d)(vi)   Thirty-third   April 16, 1993
          1-3198        4          Thirty-fourth  December 1, 1993
          Form 8-K
          Dated
          12/17/93

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

*4(e)(i)      1-3198     4(e)(i)      Agreement dated as of January 30,
              Form 10-K               1998, related to agreement filed as
              for 1997                Exhibit 4(e).

*4(f)         1-14465    4            Rights Agreement, dated as of
              Form 8-K                September 10, 1998, between
              dated                   IDACORP, Inc. and the Bank of New
              September               York as Rights Agent.
              15, 1998

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

*10(h)(i) 1   1-3198     10(n)(i)     The Revised Security Plan for
              Form 10-K               Senior Management Employees - a non-
              for 1994                qualified, deferred compensation
                                      plan effective August 1, 1996.

*10(h)(ii) 1  1-3198     10(n)(ii)    The Executive Annual Incentive Plan
              Form 10-K               for senior management employees of
              for 1994                IPC effective January 1, 1995.

*10(h)(iii) 1 1-3198     10(n)(iii)   The 1994 Restricted Stock Plan for
              Form 10-K               officers and key executives of
              for 1994                IDACORP, Inc. and IPC effective
                                      July 1, 1994.

*10(h)(iv) 1  1-14465    10(h)(iv)    The Revised Security Plan for Board
              1-3198                  of Directors - a non-qualified,
              Form 10-K               deferred compensation plan
              For 1998                effective August 1, 1996, revised
                                      March 2, 1999.

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

*10(k)        1-3198     10(y)        Executive Employment Agreement
              Form 10-K               dated November 20, 1996 between IPC
              for 1997                and Richard R. Riazzi.

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

12(d)                                 Statement Re:  Computation of Ratio
                                      of Earnings to Fixed Charges. (IPC)

12(e) Statement Re: Computation of Supplemental Ratio of Earnings to Fixed Charges. (IPC)

12(f)                                 Statement Re:  Computation of Ratio
                                      of Earnings to Combined Fixed
                                      Charges and Preferred Dividend
                                      Requirements. (IPC)

12(g) Statement Re: Computation of Supplemental Ratio of Earnings to Combined Fixed Charges and
                                      Preferred Dividend Requirements.
                                      (IPC)

15                                    Letter re:  Unaudited Interim
                                      Financial Information.

27(a)                                 Financial Data Schedule for
                                      IDACORP, Inc.

27(b)                                 Financial Data Schedule for IPC.



         (b)   Reports on Form 8-K.  No  reports on Form 8-K were
filed during the three month            period ended March 31,
1999.

*Previously Filed and Incorporated Herein by Reference







SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     IDACORP, Inc.
                                     (Registrant)



Date  May 10, 1999        By:   /s/  J LaMont Keen
                                     J LaMont Keen
                                     Senior Vice President
                                     Administration
                                     and Chief Financial Officer
                                     (Principal Financial
                                     Officer)



Date  May 10, 1999        By:   /s/  Darrel T. Anderson
                                     Darrel T. Anderson
                                     Vice President Finance
                                     and Treasurer
                                     (Principal Accounting
                                     Officer)
















SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     IDAHO POWER COMPANY
                                     (Registrant)



Date  May 10, 1999        By:   /s/  J LaMont Keen
                                     J LaMont Keen
                                     Senior Vice President
                                     Administration
                                     and Chief Financial Officer
                                     (Principal Financial
                                     Officer)



Date  May 10, 1999        By:   /s/  Darrel T. Anderson
                                     Darrel T. Anderson
                                     Vice President Finance
                                     and Treasurer
                                     (Principal Accounting
                                     Officer)











_______________________________
1 Compensatory plan