Form 10-Q
period 1999-06-30
IDACORP INC
filed 1999-08-06
CIK 1057877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549

                            FORM 10-Q

    X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                                    SECURITIES
                         EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1999

                               OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                    SECURITIES
                         EXCHANGE ACT OF 1934

       For the transition period from                   to




                      Exact name of registrants as
                   specified in their charters, state   I.R.S. Employer
    Commission        of incorporation, address of      Identification
   File Number      principal executive offices, and        Number
                            telephone number

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

                          Yes   X    No

Number of shares of Common Stock outstanding as of June 30, 1999:

IDACORP, Inc.:       37,612,351
Idaho Power Company: 37,612,351 shares, all of which are held by
                     IDACORP,Inc.

                              INDEX

                                                            Page

Definitions                                                    2

Part I.  Financial Information:
 Item 1. Financial Statements
   IDACORP, Inc:
     Consolidated Statements of Income                       3-4
     Consolidated Balance Sheets                             5-6
     Consolidated Statements of Capitalization                 7
     Consolidated Statements of Cash Flows                     8
     Notes to Consolidated Financial Statements             9-13
     Independent Accountants' Report                          14
   Idaho Power Company:
     Consolidated Statements of Income                     15-16
     Consolidated Balance Sheets                           17-18
     Consolidated Statements of Capitalization                19
     Consolidated Statements of Cash Flows                    20
     Notes to Consolidated Financial Statements            21-22
     Independent Accountants' Report                          23

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations             24-31

Part II.  Other Information:

 Item 4. Submission of Matters to a Vote of Security
         Holders                                           32-33
 Item 6. Exhibits and Reports on Form 8-K                  34-37

Signatures                                                 38-39

                           DEFINITIONS

FASB                        Financial Accounting Standards Board
FERC                         Federal EnergyRegulatory Commission
IPUC                           Idaho Public Utilities Commission
KWh                                                kilowatt-hour
MAF                                            Million Acre-Feet
MMbtu                              Million British Thermal Units
MWh                                                Megawatt-hour
OPUC                           Oregon PublicUtilities Commission
PCA                                        Power Cost Adjustment
PUCN                          Public UtilityCommission of Nevada
REA                         Rural Electrification Administration
SFAS                  Statement ofFinancial Accounting Standards


FORWARD LOOKING INFORMATION
This Form 10-Q contains "forward-looking statements" intended to qualify for safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements should be read with the cautionary statements and important factors included in this Form 10-Q at Part I, Item
2. Management's Discussion and Analysis of Financial Condition and Results Of Operations-Forward-Looking Information. Forward-looking statements are all statements other than statements of historical fact, including without limitation those that are identified by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," and similar expressions and include, but are not limited to, statements under the heading "Other Matters" concerning the outcome of IDACORP, Inc.'s and Idaho Power Company's Year 2000 efforts.



                 PART I - FINANCIAL INFORMATION
                  Item 1.  Financial Statements
                          IDACORP, Inc.
                Consolidated Statements of Income

                                   Three Months Ended June 30,
                                     1999            1998
                                   (Thousands of Dollars except
                                       for per share amounts)

  REVENUES:
     General business              $   129,530     $   120,997
     Off-system sales                   29,520          38,487
     Other revenues                      6,022           7,648
        Total revenues                 165,072         167,132

  EXPENSES:
     Operation:
      Purchased power                   22,527          25,242
      Fuel expense                      18,854          14,303
      Power cost adjustment              6,192          13,814
      Other                             41,196          38,606
     Maintenance                        11,499          11,525
     Depreciation                       19,404          19,044
     Taxes other than income taxes       5,676           5,501
        Total expenses                 125,348         128,035

  INCOME FROM OPERATIONS                39,724          39,097

  OTHER INCOME:
    Allowance for equity funds
      used during construction             230              24
    Energy trading activities - Net      7,096           3,198
    Other - Net                          1,893           3,503
       Total other income                9,219           6,725

  INTEREST EXPENSE AND OTHER:
     Interest on long-term debt         13,758          13,060
     Other interest                      2,200           2,060
   Allowance for borrowed funds
      used during construction            (134)           (279)

   Preferred dividends of Idaho
      Power Company                      1,352           1,417
      Total interest expense and
         other                          17,176          16,258

INCOME BEFORE INCOME TAXES              31,767          29,564

INCOME TAXES                            10,525           9,213

NET INCOME                         $    21,242     $    20,351

AVERAGE COMMON SHARES OUTSTANDING
   (000)                                37,612          37,612

EARNINGS PER SHARE OF COMMON STOCK
   (basic and diluted)             $      0.56     $      0.54


The accompanying notes are an integral part of these statements.


                          IDACORP, Inc.
                Consolidated Statements of Income

                                   Six Months Ended June 30,
                                     1999            1998
                                    (Thousands of Dollars
                                     except for per share
                                     amounts)

REVENUES:
   General business                $   259,222     $   233,220
   Off-system sales                     67,031          87,643
   Other revenues                       12,969          17,182
      Total revenues                   339,222         338,045

EXPENSES:
   Operation:
     Purchased power                    40,415          52,977
     Fuel expense                       40,875          35,023
     Power cost adjustment              15,198          14,289
     Other                              73,964          71,553
   Maintenance                          19,382          20,553
   Depreciation                         38,575          37,940
   Taxes other than income taxes        11,259          10,844
      Total expenses                   239,668         243,179

INCOME FROM OPERATIONS                  99,554          94,866

OTHER INCOME:
  Allowance for equity funds used
    during construction                    387              24
  Energy trading activities - Net        7,843           2,870
   Other - Net                           4,126           5,605
      Total other income                12,356           8,499

INTEREST EXPENSE AND OTHER:
   Interest on long-term debt           27,153          26,097
   Other interest                        4,429           4,146
   Allowance for borrowed funds
      used during construction            (358)           (440)
   Preferred dividends of Idaho
      Power Company                      2,720           2,822
       Total interest expense and
          other                         33,944          32,625

INCOME BEFORE INCOME TAXES              77,966          70,740

INCOME TAXES                            27,224          22,338

NET INCOME                         $    50,742     $    48,402

AVERAGE COMMON SHARES OUTSTANDING
   (000)                                37,612          37,612

EARNINGS PER SHARE OF
   COMMON STOCK (basic and diluted)$      1.35     $      1.29

The accompanying notes are an integral part of these statements.


                          IDACORP, Inc.
                   Consolidated Balance Sheets

                             Assets

                                    June 30,        December 31,
                                       1999            1998
                                        (Thousands of Dollars)


ELECTRIC PLANT:
  In service (at original cost)    $ 2,690,424     $ 2,659,441
  Accumulated provision for
     depreciation                   (1,042,176)     (1,009,387)
      In service - Net               1,648,248       1,650,054
  Construction work in progress         75,915          59,717
  Held for future use                    1,742           1,738

      Electric plant - Net           1,725,905       1,711,509

INVESTMENTS AND OTHER PROPERTY         139,280         129,437

CURRENT ASSETS:
  Cash and cash equivalents             14,671          22,867
  Receivables:
     Customer                           81,123          81,245
     Allowance for uncollectible
       accounts                         (1,397)         (1,397)
     Natural gas                        33,120          21,426
     Notes                               4,679           4,643
     Employee notes                      4,487           4,510
     Other                               7,633           6,059
  Energy trading assets                 82,988            -
  Accrued unbilled revenues             33,586          34,610
  Materials and supplies (at
     average cost)                      31,995          30,157
  Fuel stock (at average cost)           9,725           7,096
  Prepayments                           14,511          16,042
  Regulatory assets associated with
    income taxes                         2,965           2,965

      Total current assets             320,086         230,223

DEFERRED DEBITS:
  American Falls and Milner water
     rights                             31,585          31,830
  Company-owned life insurance          43,672          35,149
  Regulatory assets associated with
     income taxes                      201,850         201,465
  Regulatory assets - other             40,495          62,013
  Other                                 50,625          49,994

      Total deferred debits            368,227         380,451

      TOTAL                        $ 2,553,498     $ 2,451,620


The accompanying notes are an integral part of these statements.


                          IDACORP, Inc.
                   Consolidated Balance Sheets

                 Capitalization and Liabilities

                                      June 30,      December 31,
                                        1999          1998
                                       (Thousands of Dollars)

CAPITALIZATION:
   Common stock equity:
     Common stock without par value
      (shares authorized 120,000,000;
      shares outstanding
      37,612,351)                  $   451,076     $   451,564
     Retained earnings                 294,418         278,607
     Accumulated other comprehensive
        income                             226             226
        Total common stock equity      745,720         730,397

   Preferred stock of Idaho Power
      Company                          105,919         105,968

   Long-term debt                      738,547         815,937

      Total capitalization           1,590,186       1,652,302

CURRENT LIABILITIES:
   Long-term debt due within one
      year                              86,193           6,029
   Notes payable                        48,150          38,524
   Accounts payable                     69,439          73,499
   Accounts payable - natural gas       21,075          28,476
   Energy trading liabilities           83,017            -
   Taxes accrued                        27,374          24,785
   Interest accrued                     18,445          18,365
   Deferred income taxes                 2,965           2,965
   Other                                14,973          12,275

      Total current liabilities        371,631         204,918

DEFERRED CREDITS:
   Regulatory liabilities associated
     with deferred investment tax
     credits                            68,424          69,396
   Deferred income taxes               421,271         422,196
   Regulatory liabilities associated
     with income taxes                  28,075          28,075
   Regulatory liabilities - other        2,122           4,161
   Other                                71,789          70,572

      Total deferred credits           591,681         594,400

COMMITMENTS AND CONTINGENT
LIABILITIES

      TOTAL                        $ 2,553,498     $ 2,451,620

The accompanying notes are an integral part of these statements.


                          IDACORP, Inc.
            Consolidated Statements of Capitalization


                                   June 30,       December 31,
                                     1999         %     1998       %
                                      (Thousands of Dollars)
COMMON STOCK EQUITY:
 Common stock                      $   451,076      $   451,564
 Retained earnings                     294,418          278,607
 Accumulated other comprehensive
    income                                 226              226
     Total common stock equity         745,720   47     730,397   44


PREFERRED STOCK OF IDAHO POWER
COMPANY:
 4% preferred stock                     15,919           15,968
 7.68% Series, serial preferred
    stock                               15,000           15,000
 7.07% Series, serial preferred
    stock                               25,000           25,000
 Auction rate preferred stock           50,000           50,000
     Total preferred stock             105,919    7     105,968    7

LONG-TERM DEBT OF IDAHO POWER
COMPANY:
 First mortgage bonds:
   8.65% Series due 2000                80,000           80,000
   6.93% Series due 2001                30,000           30,000
   6.85% Series due 2002                27,000           27,000
   6.40% Series due 2003                80,000           80,000
   8  % Series due 2004                 50,000           50,000
   5.83% Series due 2005                60,000           60,000
   Maturing 2021 through 2031 with
     rates ranging from 7.5% to
     9.52%                             230,000          230,000
     Total first mortgage bonds        557,000          557,000
       Amount due within one year      (80,000)            -
         Net first mortgage bonds      477,000          557,000

 Pollution control revenue bonds:
   7 1/4% Series due 2008                4,360            4,360
   8.30 % Series 1984 due 2014          49,800           49,800
   6.05 % Series 1996A due 2026         68,100           68,100
   Variable Rate Series 1996B due
      2026                              24,200           24,200
   Variable Rate Series 1996C due
      2026                              24,000           24,000
     Total pollution control
        revenue bonds                  170,460          170,460

 REA notes                               1,452            1,489
   Amount due within one year              (75)             (74)
     Net REA notes                       1,377            1,415

 American Falls bond guarantee          19,885           20,130
 Milner Dam note guarantee              11,700           11,700
 Debt related to investments in
    affordable housing with rates
    ranging from 6.03% to 8.59%
    due 1999 to 2009                    65,095           62,103
    Amount due within one year          (6,118)          (5,955)
     Net affordable housing debt        58,977           56,148

 Unamortized premium/discount -
     Net                                (1,490)          (1,539)
     Net Idaho Power Company debt      737,909          815,314

OTHER SUBSIDIARY DEBT                      638              623
     Total long-term debt              738,547   46     815,937   49

TOTAL CAPITALIZATION               $ 1,590,186  100 $ 1,652,302  100

The accompanying notes are an integral part of these statements.

                          IDACORP, Inc.
              Consolidated Statements of Cash Flows

                                    Six Months Ended June 30,
                                      1999           1998
                                     (Thousands of Dollars)
OPERATING ACTIVITIES:
 Net income                        $    50,742     $    48,402
 Adjustments to reconcile net
    income to net cash provided
    by operating activities:
    Depreciation and amortization       47,717          43,562
    Deferred taxes and investment
       tax credits                      (2,282)         (2,453)
    Accrued PCA costs                   15,122          14,081
    Change in:
      Accounts receivable and
         prepayments                   (11,628)          9,808
    Accrued unbilled revenue             1,024           1,001
    Materials and supplies and
       fuel stock                       (4,467)         (1,057)
    Accounts payable                   (11,461)        (27,383)
    Taxes accrued                        2,589           3,232
    Other current assets and
       liabilities                       2,778            (289)
  Other - net                           (4,689)           (672)

  Net cash provided by operating
     activities                         85,445          88,232

INVESTING ACTIVITIES:
 Additions to utility plant            (51,517)        (43,659)
 Investments in affordable housing
    projects                           (10,591)        (10,125)
 Investments in company-owned life
    insurance                           (6,749)           -
 Other - net                            (1,915)         (3,961)

  Net cash used in investing
     activities                        (70,772)        (57,745)

FINANCING ACTIVITIES:
 Issuance of long-term debt related to
    affordable housing projects          7,271           4,896
 Retirement of long-term debt related
    to affordable housing projects      (4,279)           -
 Dividends on common stock             (34,931)        (34,979)
 Increase (Decrease) in short-term
    borrowings                           9,626          (4,989)
 Other - net                              (556)            110

  Net cash used in financing
     activities                        (22,869)        (34,962)

Net decrease in cash and cash
   equivalents                          (8,196)         (4,475)

Cash and cash equivalents beginning
of period                               22,867           6,905

Cash and cash equivalents at end of
period                             $    14,671     $     2,430

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
 Cash paid during the period for:
  Income taxes                     $    24,784     $    27,132
  Interest (net of amount
     capitalized)                  $    30,095     $    25,078


 The accompanying notes are an integral part of these statements

                          IDACORP, Inc.
           Notes to Consolidated Financial Statements

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Financial Statements
In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly its consolidated financial position as of June 30, 1999, and its consolidated results of operations and cash flows for the three and six months ended June 30, 1999 and 1998. These financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters that would be included in full year financial statements and, therefore, they should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

Accounting for Contracts Involved in Energy Trading and Risk
Management Activities
The Company adopted Emerging Issues Task Force 98-10 "Accounting for Contracts Involved in Energy Trading Activities," (EITF 98-10) effective January 1, 1999. The consensus establishes standards for designating between energy contracts and energy trading contracts and accounting for each. Energy trading contracts are reported at fair value as of the balance sheet date with the resulting gains and losses reported in the income statement. The resulting impact on net income of adoption was immaterial. Related to the adoption of EITF 98-10, the Company has begun reporting electricity trading activity net (netting revenues and expenses) in "Other Income-Energy trading activities-net" on the Consolidated Statements of Income. Prior periods have been reclassified to conform with the current period's presentation with no impact to net income.

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

Comprehensive Income
For the six-month periods ended June 30, 1999 and 1998, the Company's comprehensive income was not materially different from net income. The components of comprehensive income include net income, the Company's proportionate share of unrealized holding gains on marketable securities held by an equity investee, and the changes in additional minimum liability under a deferred compensation plan for certain senior management employees and directors.

Reclassifications
Certain items previously reported for periods prior to June 30, 1999 have been reclassified to conform with the current period's presentation. Net income was not affected by these reclassifications.


2.   INCOME TAXES:

The Company's effective tax rate for the first six months increased from 31.6 percent in 1998 to 34.9 percent in 1999. Reconciliations between the statutory income tax rate and the effective rates for the six-month periods ended June 30, 1999 and 1998 are as follows:

                                          1999            1998
                                      Amount   Rate   Amount    Rate
Computed income taxes based on
   statutory federal income tax
   rate                              $ 27,288  35.0%  $ 24,759  35.0%
Changes in taxes resulting from:
 Current state income taxes             4,230   5.4      3,058   4.3
 Net depreciation                       2,662   3.4      2,677   3.8
 Investment tax credits restored       (1,481) (1.9)    (1,462) (2.1)
 Removal costs                           (375) (0.5)      (877) (1.2)
 Repair allowance                      (1,137) (1.5)    (1,564) (2.2)
 Affordable housing credits            (4,222) (5.4)    (3,177) (4.5)
 Preferred dividends                      952   1.2        988   1.4
 Settlement of prior year tax returns      -     -      (1,000) (1.4)
 Other                                   (693) (0.8)    (1,064) (1.5)
    Total                            $ 27,224  34.9%  $ 22,338  31.6%


3.   PREFERRED STOCK OF IDAHO POWER COMPANY:

The number of shares of IPC preferred stock outstanding were as follows:
                                               June 30,   December 31,
                                                 1999        1998
Cumulative, $100 par value:
  4% preferred stock (authorized 215,000
     shares)                                    159,190    159,680
  Serial preferred stock, 7.68% Series
     (authorized 150,000 shares)                150,000    150,000

Serial preferred stock, cumulative, without
   Par value; total of 3,000,000 shares
   authorized:
   7.07% Series, $100 stated value,(authorized
      250,000 shares)                           250,000    250,000
   Auction rate preferred stock, $100,000
      stated Value, (authorized 500 shares)         500        500


4.   FINANCING:

The Company currently has a $300.0 million shelf registration statement that can be used for the issuance of unsecured debt securities and preferred or common stock. At June 30, 1999, none had been issued.

IPC currently has a $200.0 million shelf registration statement with a balance of $83.0 million remaining to be issued. This can be used for first mortgage bonds (including medium term notes) or preferred stock.


5.   COMMITMENTS AND CONTINGENT LIABILITIES:

Commitments under contracts and purchase orders relating to the Company's program for construction and operation of facilities amounted to approximately $6.6 million at June 30, 1999. The commitments are generally revocable by the Company subject to reimbursement of manufacturers' expenditures incurred and/or other termination charges.

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

For the 1999-2000 rate period, actual power supply costs have been less than forecast, due to better than forecast hydroelectric generating conditions. IPC has recorded a reduction to regulatory assets of $7.1 million as of June 30, 1999.

The May 16, 1999 rate adjustment reduced Idaho general business customer rates by 9.2 percent. The decrease results from projected above-average hydroelectric generating conditions and the true-up of the 1998-99 rate period.
Overall, IPC's annual general business revenues are expected to decrease by $40.4 million.

Regulatory Settlement
Under the terms of an IPUC Settlement in effect through 1999, when earnings in IPC's Idaho jurisdiction exceed an 11.75 percent return on year-end common equity, 50 percent of the excess is set aside for the benefit of Idaho retail customers.

On April 7, 1999 IPC submitted the 1998 annual earnings sharing compliance filing to the IPUC. This filing indicated that there was almost $6.4 million in earnings before authorized deductions, or $3.3 million after authorized deductions, available for the benefit of IPC's Idaho customers.

On June 16, 1999 IPC filed a supplement to the April 7, 1999 annual earnings sharing compliance filing requesting that the $3.3 million of remaining 1997 and 1998 revenue sharing be refunded to its customers. On July 19, 1999 the IPUC issued Order No. 28099 in Case IPC-E-99-2, refunding $0.7 million to special contract and large customers. The remaining balance of $2.6 million has been deferred with interest until May 2000.

DSM (Conservation) Expenses
IPC has obtained changes to the regulatory treatment of previously deferred DSM expenses in both Idaho and Oregon.

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

Per Order No. 27660 issued July 31, 1998, IPC funded the 1998 annual revenue requirement with 1997 revenue sharing amounts from July 1998 until May 16, 1999. A group of industrial customers has appealed the IPUC order to the Idaho Supreme Court.

In December 1998, IPC filed with the IPUC a request to recover remaining deferred DSM expenditures of approximately $2.1 million. The IPUC conducted a hearing on this matter in March 1999. In the filing IPC requested that the amount be applied against 1998 earnings sharing amounts. On May 11, 1999 IPC received Order No. 28041 allowing for $1.5 million recovery of existing and future DSM expenditures to be funded out of 1998 revenue sharing funds.

In Oregon, the OPUC authorized a five-year amortization of the Oregon-allocated share of DSM expenditures incurred through 1997. The DSM charge replaces an expiring rate surcharge related to extraordinary power supply costs associated with past drought conditions. IPC anticipates that the charge will recover approximately $540,000 per year.


7.   NEW ACCOUNTING PRONOUNCEMENT:

In June 1998 the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative financial instruments and other similar instruments and for hedging activities. It was originally effective for fiscal years beginning after June 15, 1999. In June 1999 the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Standard No. 133", which defers the effective date of SFAS No. 133 one year. The Company is reviewing SFAS No. 133 to determine its effects on the Company's financial position and results of operations.


8.   DERIVATIVE FINANCIAL INSTRUMENTS:

The notional amount of open commodity derivative positions as of June 30, 1999 was a net long electricity position of 305
MW and a net long natural gas position of 98 BCF.

The loss in fair value of commodity derivative positions
(including natural gas and electricity forwards, futures, options and swaps) included in income before income taxes for the six months ended June 30, 1999 was $(2.2) million.


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

The Company also sells natural gas, solar electric products and systems, control systems integration services for substations and semiconductor manufacturing, and other miscellaneous services. Revenues from these operations are not significant.

The following table summarizes the segment information for IPC utility operations, with a reconciliation to total enterprise information:

                              IPC                       Total
                            Utility        Other      Enterprise
                                  (Thousands of Dollars)
Six months ended June 30, 1999:
   Revenues                $  339,222  $      -     $  339,222
   Net income                  46,097       4,645       50,742

Total assets at June 30,
   1999                     2,339,057     214,441    2,553,498

Six months ended June 30, 1998:
   Revenues                $  338,045  $      -     $  338,045
   Net income                  46,655       1,747       48,402

Total assets at December
   31,1998                  2,310,322     141,298    2,451,620


     INDEPENDENT ACCOUNTANTS' REPORT


     IDACORP, Inc.
     Boise, Idaho


     We have reviewed the accompanying consolidated balance sheet and statement of capitalization of IDACORP, Inc. and subsidiaries as of June 30, 1999, and the related consolidated statements of income for the three and six month periods ended June 30, 1999 and 1998 and consolidated statements of cash flows for the six month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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



     DELOITTE & TOUCHE LLP
     Boise, Idaho
     July 30, 1999


                       Idaho Power Company
                Consolidated Statements of Income


                                    Three Months Ended June 30,
                                       1999              1998
                                       (Thousands of Dollars)

REVENUES:
   General business                $   129,530     $   120,997
   Off-system sales                     29,520          38,487
   Other revenues                        6,022           7,648
    Total revenues                     165,072         167,132

EXPENSES:
   Operation:
    Purchased power                     22,527          25,242
    Fuel expense                        18,854          14,303
    Power cost adjustment                6,192          13,814
    Other                               41,196          38,606
   Maintenance                          11,499          11,525
   Depreciation                         19,404          19,044
   Taxes other than income taxes         5,676           5,501
     Total expenses                    125,348         128,035

INCOME FROM OPERATIONS                  39,724          39,097

OTHER INCOME:
   Allowance for equity funds
      used during construction             230              24
   Energy trading activities -
      Net                                7,860           3,198
   Other - Net                             788           3,503
     Total other income                  8,878           6,725

INTEREST CHARGES:
   Interest on long-term debt           13,720          13,060
   Other interest                        1,741           2,060
   Allowance for borrowed funds
      used during construction            (134)           (279)
         Total interest charges         15,327          14,841

INCOME BEFORE INCOME TAXES              33,275          30,981

INCOME TAXES                            10,479           9,213

NET INCOME                              22,796          21,768

   Dividends on preferred stock          1,352           1,417

EARNINGS ON COMMON STOCK           $    21,444     $    20,351


The accompanying notes are an integral part of these statements.


                       Idaho Power Company
                Consolidated Statements of Income



                                    Six Months Ended June 30,
                                       1999            1998
                                      (Thousands of Dollars)

REVENUES:
   General business                $   259,222     $   233,220
   Off system sales                     67,031          87,643
   Other revenues                       12,969          17,182
     Total revenues                    339,222         338,045

EXPENSES:
   Operation:
     Purchased power                    40,415          52,977
     Fuel expense                       40,875          35,023
     Power cost adjustment              15,198          14,289
     Other                              73,964          71,553
   Maintenance                          19,382          20,553
   Depreciation                         38,575          37,940
   Taxes other than income taxes        11,259          10,844
      Total expenses                   239,668         243,179

INCOME FROM OPERATIONS                  99,554          94,866

OTHER INCOME:
   Allowance for equity funds used
    during construction                    387              24
   Energy trading activities - Net       8,586           2,870
   Other - Net                           2,739           5,605
      Total other income                11,712           8,499

INTEREST CHARGES:
   Interest on long-term debt           27,080          26,097
   Other interest                        3,903           4,146
   Allowance for borrowed funds
      used during construction            (358)           (440)
      Total interest charges            30,625          29,803

INCOME BEFORE INCOME TAXES              80,641          73,562

INCOME TAXES                            27,061          22,338

NET INCOME                              53,580          51,224

   Dividends on preferred stock          2,720           2,822

EARNINGS ON COMMON STOCK           $    50,860     $    48,402


The accompanying notes are an integral part of these statements.

                       Idaho Power Company
                   Consolidated Balance Sheets

                             Assets

                                      June 30,      December 31,
                                        1999           1998
                                       (Thousands of Dollars)

ELECTRIC PLANT:
   In service (at original cost)   $ 2,690,424     $ 2,659,441
   Accumulated provision for
      depreciation                  (1,042,176)     (1,009,387)
      In service - Net               1,648,248       1,650,054
   Construction work in progress        73,834          58,904
   Held for future use                   1,742           1,738


      Electric plant - Net           1,723,824       1,710,696

INVESTMENTS AND OTHER PROPERTY         110,207         105,600

CURRENT ASSETS:
   Cash and cash equivalents             5,508          20,029
   Receivables:
     Customer                           80,974          81,227
     Allowance for uncollectible
        accounts                        (1,397)         (1,397)
     Natural gas                          -             21,426
     Notes                                 361             467
     Employee notes                      4,487           4,510
     Other (including $1,040 and
        $3,164 from related parties
        in 1999 and 1998
        respectively)                    8,657           8,502
   Energy trading assets                66,459             -
   Accrued unbilled revenues            33,586          34,610
   Materials and supplies (at
      average cost)                     31,781          30,143
   Fuel stock (at average cost)          9,725           7,096
   Prepayments                          14,440          16,011
   Regulatory assets associated with
      income taxes                       2,965           2,965

      Total current assets             257,546         225,589

DEFERRED DEBITS:
   American Falls and Milner water
      rights                            31,585          31,830
   Company-owned life insurance         43,672          35,149
   Regulatory assets associated with
    income taxes                       201,850         201,465
   Regulatory assets - other            40,495          62,013
   Other                                50,028          49,448

      Total deferred debits            367,630         379,905

      TOTAL                        $ 2,459,207     $ 2,421,790

The accompanying notes are an integral part of these statements.

                       Idaho Power Company
                   Consolidated Balance Sheets

                 Capitalization and Liabilities

                                    June 30,       December 31,
                                      1999            1998
                                     (Thousands of Dollars)
CAPITALIZATION:
   Common stock equity:
     Common stock, $2.50 par
        value (50,000,000 shares
        authorized; 37,612,351
        shares outstanding)        $    94,031     $    94,031
     Premium on capital stock          362,169         362,156
     Capital stock expense              (3,821)         (3,823)
     Retained earnings                 268,017         252,137
     Accumulated other
        comprehensive income               226             226

      Total common stock equity        720,622         704,727

   Preferred stock                     105,919         105,968

   Long-term debt                      738,547         815,937

      Total capitalization           1,565,088       1,626,632

CURRENT LIABILITIES:
   Long-term debt due within one
      year                              86,193           6,029
   Notes payable                        17,276          38,508
   Accounts payable                     69,246          72,660
   Accounts payable-natural gas           -             28,476
   Energy trading liabilities           70,744            -
   Taxes accrued                        27,406          25,164
   Interest accrued                     18,435          18,364
   Deferred income taxes                 2,965           2,965
   Other                                14,415          12,117

      Total current liabilities        306,680         204,283

DEFERRED CREDITS:
   Regulatory liabilities associated
      with deferred investment tax
      credits                           68,424          69,396
   Deferred income taxes               419,520         420,268
   Regulatory liabilities associated
      with income taxes                 28,075          28,075
   Regulatory liabilities - other        2,122           4,161
   Other                                69,298          68,975

      Total deferred credits           587,439         590,875

COMMITMENTS AND CONTINGENT LIABILITIES

      TOTAL                        $ 2,459,207     $ 2,421,790

The accompanying notes are an integral part of these statements.


                       Idaho Power Company
            Consolidated Statements of Capitalization

                                       June 30,         December 31,
                                         1999     %        1998    %
                                             (Thousands of Dollars)
COMMON STOCK EQUITY:
   Common stock                    $    94,031      $    94,031
   Premium on capital stock            362,169          362,156
   Capital stock expense                (3,821)          (3,823)
   Retained earnings                   268,017          252,137
   Accumulated other comprehensive
      income                               226              226
      Total common stock equity        720,622          704,727
                                                 46               43
PREFERRED STOCK:
   4% preferred stock                   15,919           15,968
   7.68% Series, serial preferred
      stock                             15,000           15,000
   7.07% Series, serial preferred
      stock                             25,000           25,000
   Auction rate preferred stock         50,000           50,000
      Total preferred stock            105,919    7     105,968    7

LONG-TERM DEBT:
   First mortgage bonds:
     8.65 % Series due 2000             80,000           80,000
     6.93 % Series due 2001             30,000           30,000
     6.85 % Series due 2002             27,000           27,000
     6.40 % Series due 2003             80,000           80,000
     8    % Series due 2004             50,000           50,000
     5.83 % Series due 2005             60,000           60,000
     Maturing 2021 through 2031 with
        rates ranging from 7.5% to
        9.52%                          230,000          230,000
      Total first mortgage bonds       557,000          557,000
       Amount due within one year      (80,000)            -
        Net first mortgage bonds       477,000          557,000
   Pollution control revenue bonds:
     7  1/4% Series due 2008             4,360            4,360
     8.30 %  Series 1984 due 2014       49,800           49,800
     6.05 %  Series 1996A due 2026      68,100           68,100
     Variable Rate Series 1996B due
        2026                            24,200           24,200
     Variable Rate Series 1996C due
        2026                            24,000           24,000
       Total pollution control
          revenue bonds                170,460          170,460

   REA notes                             1,452            1,489
     Amount due within one year            (75)             (74)
      Net REA notes                      1,377            1,415
   American Falls bond guarantee        19,885           20,130
   Milner Dam note guarantee            11,700           11,700
   Debt related to investments in
      affordable housing with rates
      ranging from 6.03% to 8.59%
      due 1999 to 2009                  65,095           62,103
      Amount due within one year        (6,118)          (5,955)
       Net affordable housing debt      58,977           56,148
   Other subsidiary debt                   638              623
   Unamortized premium/discount - Net   (1,490)          (1,539)
      Total long-term debt             738,547   47     815,937   50

TOTAL CAPITALIZATION               $ 1,565,088  100 $ 1,626,632  100

The accompanying notes are an integral part of these statements.

                       Idaho Power Company
              Consolidated Statements of Cash Flows


                                             Six Months Ended June 30,
                                                 1999          1998
                                               (Thousands of Dollars)

OPERATING ACTIVITIES:
   Net income                      $    53,580     $    51,224
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
        Depreciation and
           amortization                 47,592          43,562
        Deferred taxes and
           investment tax credits       (2,105)         (2,453)
        Accrued PCA costs               15,122          14,081
     Change in:
      Accounts receivable and
         prepayments                     1,798           9,808
      Accrued unbilled revenue           1,024           1,001
      Materials and supplies and
         fuel stock                     (4,267)         (1,057)
      Accounts payable                  (3,414)        (27,383)
      Taxes accrued                      2,242           3,232
      Other current assets and
         liabilities                     2,369            (289)
   Other - net                          (7,681)           (672)
   Net cash provided by operating
      activities                       106,260          91,054
INVESTING ACTIVITIES:
   Additions to utility plant          (50,249)        (43,659)
   Investments in affordable housing
      projects                         (10,591)        (10,125)
   Investments in company owned life
      insurance                         (6,749)           -
   Other - net                           2,803          (3,961)
     Net cash used in investing
        activities                     (64,786)        (57,745)
FINANCING ACTIVITIES:
   Issuance of long-term debt related
     to affordable housing projects      7,271           4,896
   Retirement of long-term debt related
     to affordable housing projects     (4,279)           -
   Dividends on common stock           (34,979)        (34,979)
   Dividends on preferred stock         (2,720)         (2,822)
   Decrease in short-term borrowings   (21,232)         (4,989)
   Other - net                             (56)            110
     Net cash used in financing
        activities                     (55,995)        (37,784)
  Decrease in cash and cash
     equivalents                       (14,521)         (4,475)
  Cash and cash equivalents beginning
     of period                          20,029           6,905

  Cash and cash equivalents at end
     of period                     $     5,508     $     2,430

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
   Cash paid during the period for:
     Income taxes (including amounts
        paid to parent)            $    23,844     $    27,132
     Interest (net of amount
        capitalized)               $    29,466     $    25,078

The accompanying notes are an integral part of these statements.


                       Idaho Power Company
         Notes to the Consolidated Financial Statements

On October 1, 1998, IDACORP, Inc. (IDACORP) became the parent of Idaho Power Company and its subsidiaries (IPC). At that time IPC's ownership interests in two subsidiaries were transferred to IDACORP at book value. IPC's Statement of Consolidated Income for the six months ending June 30, 1998 includes $1.8 million of net income attributable to the transferred subsidiaries.

In 1999 the gas trading operations of IPC were transferred to another subsidiary of IDACORP. The subsidiary assumed the accounts receivable and accounts payable related to gas trading operations, and IPC recorded the transfer as a reduction of accounts receivable from the subsidiary. IPC's Consolidated Balance Sheet as of December 31, 1998 included $21.4 million of assets and $28.4 million of liabilities related to gas operations.

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

2. INCOME TAXES:

     IPC's effective tax rate for the first six months increased from 30.3 percent in 1998 to 33.6 percent in 1999.
Reconciliations between the statutory income tax rate and the effective rates for the six-month periods ended June 30, 1999 and 1998 are as follows:


                                          1999        1998
                                   Amount    Rate  Amount    Rate
 Computed income taxes based on
    statutory federal income tax
    rate                           $ 28,224  35.0% $ 25,747  35.0%
 Changes in taxes resulting from:
    Current state income taxes        4,230   5.2     3,058   4.2
    Net depreciation                  2,662   3.3     2,677   3.6
    Investment tax credits
       restored                      (1,481) (1.8)   (1,462) (2.0)
    Removal costs                      (375) (0.5)     (877) (1.2)
    Repair allowance                 (1,137) (1.4)   (1,564) (2.1)
    Affordable housing credits       (4,222) (5.2)   (3,177) (4.3)
    Settlement of prior year
       tax returns                     -       -     (1,000) (1.4)
    Other                              (840) (1.0)   (1,064) (1.5)
       Total                       $ 27,061  33.6% $ 22,338  30.3%


8.  DERIVATIVE FINANCIAL INSTRUMENTS:

The notional amount of open commodity derivative positions as of June 30, 1999 was a net long electricity position of 305 MW. The loss in fair value of commodity derivative positions (including electricity forwards, futures, options and swaps) included in income before income taxes for the six months ended June 30, 1999 was $(5.2) million.


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

The following table summarizes the segment information for the regulated electric operations, with a reconciliation to total enterprise information:

                                   Regulated
                                   Electric                   Total
                                   Operations      Other   Enterprise
                                          (Thousands of Dollars)
Six months ended June 30, 1999:
   Revenues                        $  339,222   $     -      $  339,222
   Net income                          46,097        7,483       53,580

Total assets at June 30, 1999       2,339,057      120,150    2,459,207

Six months ended June 30, 1998:
   Revenues                        $  338,045   $     -      $  338,045
   Net income                          46,655        4,569       51,224

Total assets at December 31, 1998   2,312,919      108,871    2,421,790




     INDEPENDENT ACCOUNTANTS' REPORT


     Idaho Power Company
     Boise, Idaho


     We have reviewed the accompanying consolidated balance sheet and statement of capitalization of Idaho Power Company and subsidiaries as of June 30, 1999, and the related consolidated statements of income for the three and six month periods ended June 30, 1999 and 1998 and consolidated statements of cash flows for the six month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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


     DELOITTE & TOUCHE LLP
     Boise, Idaho
     July 30, 1999

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

In Management's Discussion and Analysis we explain the general financial condition and results of operations for IDACORP, Inc. and subsidiaries (IDACORP or the Company) and for Idaho Power Company and subsidiaries (IPC). IPC, an electric utility, is IDACORP's principal operating subsidiary, accounting for over 90 percent of IDACORP's assets, revenue and net income. Unless we indicate otherwise, this discussion explains the material changes in results of operations and the financial condition of both the Company and IPC. This discussion should be read in conjunction with the accompanying consolidated financial statements of both IDACORP and IPC.

This discussion updates the discussion that we included in our Annual Report on Form 10-K for the year ended December 31, 1998.
This discussion should be read in conjunction with the discussion in the annual report.

We have reclassified our electricity trading activities from "Off-system sales" and "Purchased power" to "Energy trading activities - net" on the Consolidated Statements of Income for all periods presented. This change was made to more clearly report the results of our utility operations and our energy trading activities.


FORWARD-LOOKING INFORMATION:

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (Reform Act), we are hereby filing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company and IPC in this quarterly report on Form 10-Q, in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "anticipates", "believes", "estimates", "expects", "intends", "plans", "predicts", "projects", "will likely result", "will continue", or similar expressions) are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions, and uncertainties and are qualified in their entirety by reference to, and are accompanied by, the following important factors, which are difficult to predict, contain uncertainties, are beyond our control and may cause actual results to differ materially from those contained in forward-looking statements:

- prevailing governmental policies and regulatory actions, including those of the FERC, the IPUC, the OPUC, and the PUCN, with respect to allowed rates of return, industry and rate structure, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of purchased power and other capital investments, and present or prospective wholesale and retail competition (including but not limited to retail wheeling and transmission costs);

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


RESULTS OF OPERATIONS:

Earnings per Share and Book Value
Earnings per share of common stock (basic and diluted) was $0.56 for the quarter ended, and $1.35 per share for the six months ended June 30, 1999, increases of $0.02 (3.7 percent) from the same quarter last year, and $0.06 (4.7 percent) for the six-month period. At June 30, 1999, the book value per share of IDACORP common stock was $19.83, compared to $19.27 at the same date in 1998.

General Business Revenue
Our general business revenue is dependent on many factors, including the number of customers we serve, the rates we charge, and weather conditions (temperature and precipitation) in our service territory.

Compared to the same periods in 1998, the number of general business customers we served increased 3.0 percent for the second quarter and 3.1 percent year-to-date. This increase was due primarily to economic growth in our service territory.

Our revenue per MWh increased 1.7 percent for the quarter and 5.9 percent year-to-date, compared to 1998. Changes in revenue per MWh result primarily from the annual rate adjustments authorized by regulatory authorities. These adjustments are discussed below in "PCA" and "Regulatory Settlement."

Temperatures in the first half of 1999 were more extreme than in 1998, which contributed to increased sales of energy. Combined, heating degree days and cooling degree days, common measures used in the utility industry to analyze demand, were above 1998 levels by 27.6 percent for the quarter and 15.4 percent year-to-date. Compared to 1998, the average kWh's sold per general business customer increased 2.1 percent for the quarter and 1.9 percent year-to-date.

The combination of these factors resulted in general business revenue increases of $8.5 million (7.1 percent) for the quarter and $26.0 million (11.1 percent) year-to-date compared to 1998.

Off-System Sales
Off-system sales are comprised of long-term sales contracts and opportunity sales made when we have surplus energy available. The decreases of $9.0 million (23.3 percent) for the quarter and $20.6 million (23.5 percent) year-to-date are due primarily to decrease in MWhs sold of 14.1 percent for the quarter and 16.1 percent year-to-date. Decreased sales resulted primarily from reduced market opportunities.

Expenses
Purchased power expenses decreased $2.7 million (10.8 percent) for the quarter and $12.6 million (23.7 percent) year-to-date.
These decreases are due primarily to reduced system requirements in 1999.

Fuel expenses increased $4.6 million (31.8 percent) for the quarter and $5.9 million (16.7 percent) year-to-date. These increases are due primarily to 37.1 percent and 15.7 percent respective increases in MWh generated at our coal-fired power plants to meet operating requirements.

The PCA component of expenses decreased $7.6 million for the quarter. The PCA increases expense when actual power supply costs are below the costs forecasted in the annual PCA filing, and decreases expense when actual power supply costs are above the forecast. In the second quarter of 1999, actual power supply costs were below what had been forecast, but not to the extent that costs were below forecast in the second quarter of 1998.
The 1998-99 forecast used to set the 1998-99 PCA rate adjustment, anticipated near-normal streamflow conditions. Actual conditions have been better than forecasted and are discussed below in
"Streamflow Conditions."   We discuss the PCA in more detail
below in "PCA."

Other operating expenses increased $2.6 million (6.7 percent) for the quarter and $2.6 million (3.4 percent) year-to-date. This increase is due primarily to increased MWh generation at our coal-fired generating facilities.

Other
Other income increased $2.5 million (37.1 percent) for the quarter and $3.9 million (45.4 percent) year to date, due primarily to improved results from energy marketing activities.

Income taxes increased $1.3 million (14.2 percent) for the quarter and $4.9 million (21.9 percent) due primarily to increased net income before taxes and the impact of a tax settlement which reduced expenses in 1998.

LIQUIDITY AND CAPITAL RESOURCES:

Cash Flow
For the six months ended June 30, 1999, IDACORP generated $85.4 million in net cash from operations. After deducting for dividends, net cash generation from operations provided approximately $50.5 million for our construction program and other capital requirements.

Cash Expenditures
We estimate that our total cash construction expenditures for 1999 will be approximately $115.5 million. This estimate is subject to revision in light of changing economic, regulatory, and environmental factors. During the first six months of 1999, we spent approximately $51.5 million for construction. Our primary financial commitments and obligations are related to contracts and purchase orders associated with ongoing construction programs. To the extent required, we expect to finance these commitments and obligations by using both internally generated funds and externally financed capital. At June 30, 1999, our short-term borrowings totaled $48.2 million.

Financing Program
IDACORP has a $300.0 million shelf registration statement that can be used for the issuance of unsecured debt securities and preferred or common stock. At June 30, 1999, none had been issued.

IPC has a $200.0 million shelf registration statement that can be used for both First Mortgage Bonds (including Medium Term Notes) and Preferred Stock of which $83.0 million remains available at June 30, 1999.

Our objective is to maintain capitalization ratios of approximately 45 percent common equity, 5 to 10 percent preferred stock, and the balance in long-term debt. For the twelve-month period ended June 30, IDACORP's consolidated pre-tax interest coverage was 2.89 times.


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

For the 1999 - 2000 rate year, actual power costs have been less than forecast, due to better than forecast hydroelectric generating conditions. For the rate period we have recorded a reduction to regulatory assets of $7.1 million as of June 30, 1999.

Our May 16, 1999 rate adjustment reduced Idaho customer rates by
9.2 percent. The decrease results from projected above-average hydroelectric generating conditions and the true-up of the 1998-99 rate period. Overall, IPC's annual general business revenues are expected to decrease by $40.4 million.

Regulatory Settlement
IPC has a settlement agreement with the IPUC that remains in effect through 1999. Under the terms of the settlement, when earnings in our Idaho jurisdiction exceed an 11.75 percent return on year-end common equity, we set aside 50 percent of the excess for the benefit of our Idaho retail customers.

On April 7, 1999 we submitted our 1998 annual earnings sharing compliance filing to the IPUC. This filing indicated that there was almost $6.4 million in earnings before authorized deductions, or $3.3 million after authorized deductions, available for the benefit of our Idaho customers.

On June 16, 1999 IPC filed a supplement to the April 7, 1999 annual earnings sharing compliance filing requesting that the $3.3 million of remaining 1997 and 1998 revenue sharing be refunded to its customers. On July 19, 1999 the IPUC issued Order No. 28099 in Case IPC-E-99-2, refunding $0.7 million to special contract and large customers. The remaining balance of $2.6 million has been deferred with interest until May 2000.


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

To mitigate these risks while implementing our business strategy, the Board of Directors gave approval for executive management to form a Risk Management Committee, comprised of officers of IDACORP and subsidiaries, to oversee a risk management program. The program is intended to minimize fluctuations in earnings while managing the volatility of energy prices. Embedded within the Risk Management policy and procedures is a credit policy requiring a credit evaluation of all counterparties. The objective of our risk management program is to mitigate commodity price risk, credit risk, and other risks related to the energy trading business.

Streamflow Conditions
We monitor the effect of streamflow conditions on Brownlee
Reservoir, the water source for our three Hells Canyon hydroelectric projects. In a typical year, these three projects combine to produce about half of our generated electricity.

Inflows into Brownlee result from a combination of precipitation, storage, and ground water conditions. Our current projection for April-July 1999 inflow into Brownlee Reservoir, Idaho Power's key water storage facility, is 8.0 MAF, compared to the 70-year median of 4.9 MAF and 1998's 8.8 MAF.

Year 2000
Many existing computer systems use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. Unless proper modifications are made, the program logic in many of these systems will start to produce erroneous results because, among other things, the systems will read the date "01/01/00" as being January 1 of the year 1900 or another incorrect date. In addition, the systems may fail to detect that the year 2000 is a leap year. Similar problems could arise prior to the year 2000 as dates in the next millennium are entered into systems that are not Year 2000 compliant.

We recognize the Year 2000 problem as a serious threat to the Company and our customers. Our Year 2000 effort has been underway for over two years and is being addressed at the highest levels within the Company. IPC's Vice President of Corporate Services is responsible for coordinating the corporate effort. IPC vice presidents and other IDACORP subsidiary presidents are responsible for addressing the problem within their respective business units and each has assigned a Year 2000 Project Leader to execute the project plan. Each subsidiary President is responsible for addressing the problem within their subsidiary in coordination with the corporate effort. In addition, we have appointed a full-time Year 2000 Project Manager to direct the project. Additional staff has been committed to complete the conversion and implementation needed to bring non-compliant items into compliance. This staff consists of a mix of end users, IPC Information Services staff and contract programmers. Currently, there are over 20 full-time employees devoted to the project with dozens of others involved to varying degrees. We have retained third parties that have completed technical and legal audits of our plan. With respect to the technical audit, we have implemented the recommendations as recommended by the Y2K Steering Committee. The legal audit recommendations are also being implemented.

We originally targeted July 1999 as the date by which we expect to be ready for the Year 2000. This means that all critical systems are expected to be capable of handling the century rollover and that we will be able to continue servicing our customers without interruption. It also means that we expect to have identified all of the less critical systems and that contingency and/or repair plans are expected to be in place for dealing with the change of century. At this time, all but one of our critical systems has met this target, with the lone exception scheduled for completion in August.

We are following a detailed project plan. The methodology is modeled after those used by some of the top companies in the world and has been adapted to meet our unique requirements. This process includes all the phases and steps commonly found in such plans, including the (I) identification and analysis of critical systems, key manufacturers, service providers, embedded systems, generation plants (parts of which are owned by IPC but are operated by another electric utility), (ii) remediation and testing, (iii) education and awareness and (iv) contingency planning.

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

System       Description                             Status
Business     The business systems include the        PeopleSoft and
Systems      financial and administrative functions  PassPort are
             common to most companies.  Business     both compliant
             systems include accounts payable,       vendor
             general ledger, accounts receivable,    packages.
             labor entry, inventory, purchasing,     Testing to
             cash management, budgeting, asset       verify
             management, payroll, and financial      compliance is
             reporting.                              complete.
Customer     This system is used to bill customers,  In-house
Information  log calls from customers and create     system has
System       service or work requests and track      been repaired;
             them through completion, among other    testing to
             things.  At this time, the Company      verify
             uses an in-house developed, mainframe-  compliance is
             based Customer Information System to    complete
             accomplish these tasks.
Energy       The most critical function the Company  The packages
Management   offers is the delivery of electricity   comprising the
System       from the source to the consumer.  This  EMS are fully
             must be done with minimal interruption  compliant with
             in the midst of high demand, weather    the latest
             anomalies and equipment failures.  To   releases.
             accomplish this, the Company relies on  Testing and
             a server-based energy management        rollout are
             system provided by Landis & Gyr.  This  over 95%
             system monitors and directs the         complete and
             delivery of electricity throughout the  will be
             Company's service area.                 completed in
                                                     August 1999.
Metering     The Company relies on several           In-house code
Systems      processes for metering electricity      has been
             usage, including some hand-held         repaired and
             devices with embedded chips.  It is     tested.
             critical for metering systems to        Vendor
             operate without interruption so as not  packages have
             to jeopardize the Company's revenue     been upgraded.
             stream.                                 Testing of
                                                     critical
                                                     components is
                                                     complete.
Embedded     There is a category of systems on       Testing is
Systems      which the Company is highly reliant     complete.
             called embedded systems.  These are
             typically computer chips that provide
             for automated operations within some
             device other than a computer such as a
             relay or a security system.  The
             Company is highly reliant on these
             systems throughout its generation and
             delivery systems to monitor and allow
             manual or automatic adjustments to the
             desired devices.  Those devices with
             chips that were not Year 2000
             compliant, where the chip affected the
             application of the device, were
             replaced.
Other        The Company also relies on a number of  In various
Systems      other important systems to support      stages of
             engineering, human resources, safety    repair and
             and regulatory compliance, etc.         testing.

Regarding third parties, the plan methodology has required us to identify those third parties with which we have a material relationship. We have identified as material (1) our ownership interest in thermal generating facilities which are operated and maintained by third party electric utilities; (2) our fuel suppliers for those thermal generating facilities; and (3) our telecommunication providers. In addition, we have identified 93 key manufacturers that provide materials and supplies to us.
With respect to the thermal plants, fuel suppliers and telecommunication providers, the plan methodology includes a process wherein some members of the Year 2000 team meet periodically with the third parties to assess the status of their efforts. This is an ongoing process and will continue until such time as the third party has completed compliance testing and certified to us that they are compliant. Regarding the 93 key manufacturers we have contacted all via mail and requested they complete a survey indicating the extent and status of their Year 2000 efforts. The survey is followed up with contact by telephone if necessary. We are over 95% complete with that effort.

Finally, we are connected to an electric grid that connects utilities throughout the western portion of North America. This interconnection is essential to the reliability and operational integrity of each connected utility. This also means that failure of one electric utility in the interconnected grid could
cause the failure of others.   In the context of the Year 2000
problem, this interconnectivity compounds the challenge faced by the electric utility industry. Our Company could do a very thorough and effective job of becoming Year 2000 compliant and yet encounter difficulties supplying services and energy because another utility in the interconnected grid failed to achieve Year 2000 compliance. In this regard, we are working closely with other electric industry organizations concerned with reliability issues and technical collaboration. As part of this collaboration we participated and successfully completed our roles in a nationwide Y2K drill for electric utilities, held on April 9, 1999 and plan to participate in a similar drill in September 1999.

Our estimate of the cost of our Year 2000 plan remains at approximately $5.3 million. This includes costs incurred to date of approximately $2.9 million and estimated costs through the year 2000. This level of expenditure is not expected to have any material effect on our operations or our financial position. Funds to cover Year 2000 costs in 1999 have been budgeted by business entity and within the Information Services Department with approximately 10 percent of the Information Services budget used for remediation. No information services department projects have been deferred due to the Company's year 2000 efforts.

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

As part of our Year 2000 plan, we have developed and are finalizing our contingency plans, which should be completed by the end of August 1999.

New Accounting Pronouncement
In June 1998 the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative financial instruments and other similar instruments and for hedging activities. It was originally effective for fiscal years beginning after June 15, 1999. In June 1999 the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Standard No. 133" which defers the effective date of SFAS No. 133 one year. We are reviewing SFAS No. 133 to determine its effects on our financial position and results of operations.





   Item 4. Submission of Matters to a Vote of Security Holders

     (a) Regular annual meeting of IDACORP'S stockholders, held May 5, 1999 in Boise, Idaho.

     (b) Directors elected at the meeting for a three-year term:
                Roger L. Breezley
                John B. Carley
                Jack K. Lemley
                Evelyn Loveless

            Directors elected at the meeting for a two-year term:
                Rotchford L. Barker
                Robert D. Bolinder
                Jon H. Miller
                Robert A. Tinstman

            Directors elected at the meeting for a one-year term:
                Jan B. Packwood
                Peter T. Johnson
                Joseph W. Marshall
                Peter S. O'Neill

     (c)(1)a)   To elect twelve Director Nominees; and
           b)   To ratify the selection of Deloitte & Touche
                LLP (D&T) as independent auditors for the fiscal year ending December 31, 1999.

        (2) Director Nominees

             Class of Stock     For        Withhold     Total Voted
             Common          32,778,990     460,854      33,239,844


        (3)   Proposal to Ratify Selection of D&T as Independent
              Auditors

            Class of Stock      For      Against  Abstain  Total Voted
               Common        32,760,864  166,853  312,127   33,239,844


        (4)  Election of Directors

             Name                  Votes For    Votes Withheld
             Rotchford L. Barker  32,820,115        419,729
             Robert D. Bolinder   32,805,195        434,649
             Roger L. Breezley    32,805,773        434,071
             John B. Carley       32,817,616        422,228
             Peter T. Johnson     32,820,366        419,478
             Jack K. Lemley       32,823,498        416,346
             Evelyn Loveless      32,809,426        430,418
             Jon H. Miller        32,782,809        457,035
             Joseph W. Marshall   32,799,548        440,296
             Peter S. O'Neill     32,784,937        454,907
             Jan B. Packwood      32,820,250        419,594
             Robert A. Tinstman   32,778,990        460,854




Item 4. Submission of Matters to a Vote of Security Holders

      (a) Regular annual meeting of Idaho Power Company's stockholders, held May 5, 1999 in Boise, Idaho.

      (b) Directors elected at the meeting for a three-year term:
                Roger L. Breezley
                John B. Carley
                Jack K. Lemley
                Evelyn Loveless

             Continuing Directors:
                Rotchford L. Barker            Jan B. Packwood
                Robert D. Bolinder             Peter T. Johnson
                Jon H. Miller                  Joseph W. Marshall
                Robert A. Tinstman             Peter S. O'Neill

      (c)(1)a)  To elect four Director Nominees; and
          b)    To ratify the selection of Deloitte & Touche
                LLP (D&T) as independent auditors for the fiscal year ending December 31, 1999.

         (2) Director Nominees

             Class of Stock       For       Withhold   Total Voted
             Common            37,612,351       -       37,612,351
             4% Preferred       2,133,120     42,420     2,175,540
             7.68% Preferred      130,555        315       130,870
                   Total       39,876,026     42,735    39,918,761


        (3) Proposal to Ratify Selection of D&T as Independent Auditors

            Class of Stock      For      Against   Abstain  Total Voted
            Common           37,612,351     -         -      37,612,351
            4% Preferred      2,141,100   17,340    17,100    2,175,540
            7.68% Preferred     130,460      200       210      130,870
                  Total      39,883,911   17,540    17,310   39,918,761


        (4)   Election of Directors
              Name                 Votes For    Votes Withheld
              Roger L. Breezley   39,876,026       42,735
              John B. Carley      39,876,026       42,735
              Jack K. Lemley      39,876,026       42,735
              Evelyn Loveless     39,876,026       42,735
















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

*3(b)       33-41166      4(b)        Waiver resolution to Restated
                                      Articles of Incorporation of IPC
                                      adopted by Shareholders on May 1,
                                      1991.

 3(c)                                 By-laws of IPC amended on July 8,
                                      1999, and presently in effect.

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

*3(g)       333-00139     3(b)        Articles  of  Amendment to  Articles
                                      of  Incorporation of  IDACORP,  Inc.
                                      creating  A Series Preferred  Stock,
                                      without par value as filed with  the
                                      Secretary  of  State  of  Idaho   on
                                      September 17, 1998.

 3(h)                                 Amended  Bylaws of IDACORP, Inc.  as
                                      of July 8, 1999.

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




 4(b)                                 Agreement of IPC to furnish certain
                                      debt instruments.


*4(c)       33-65720      4(e)        Rights Agreement dated January 11,
                                      1990, between IPC and First Chicago
                                      Trust Company of New York, as
                                      Rights Agent (The Bank of New York,
                                      successor Rights Agent).

*4(c)(I)    1-3198        4(e)(I)     Amendment dated as of January 30,
            Form 10-K                 1998, related to agreement filed as
            for 1997                  Exhibit 4(c).

*4(d)       1-14465       4           Rights Agreement, dated as of
            Form 8-K                  September 10, 1998, between
            dated                     IDACORP, Inc. and the Bank of New
            September                 York as Rights Agent.
            15, 1998


*10(a)1     1-3198        10(n)(I)    The Revised Security Plan for
            Form 10-K                 Senior Management Employees - a non-
            for 1994                  qualified, deferred compensation
                                      plan effective August 1, 1996.

*10(b)1     1-3198        10(n)(ii)   The Executive Annual Incentive Plan
            Form 10-K                 for senior management employees of
            for 1994                  IPC effective January 1, 1995.

*10(c)1     1-3198        10(n)(iii)  The 1994 Restricted Stock Plan for
            Form 10-K                 officers and key executives of
            for 1994                  IDACORP, Inc. and IPC effective
                                      July 1, 1994.

*10(d)1     1-14465       10(h)(iv)   The Revised Security Plan for Board
            1-3198                    of Directors - a non-qualified,
            Form 10-K                 deferred compensation plan
            For 1998                  effective August 1, 1996, revised
                                      March 2, 1999.


 10(e)1                               IDACORP, Inc. Non-Employee
                                      Directors Stock Compensation Plan
*10(f)      1-3198        10(y)       as of May 17, 1999.
            Form 10-K
            for 1997                  Executive Employment Agreement
                                      dated November 20, 1996 between IPC
                                      and Richard R. Riazzi.
10(g)
                                      Exective Employment Agreement dated
                                      April 12, 1999 between IPC and
                                      Marlene Williams.

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

12(f)                                 Statement Re:  Computation of Ratio
                                      of Earnings to Combined Fixed
                                      Charges and Preferred Dividend
                                      Requirements. (IPC)

12(g) Statement Re: Computation of Supplemental Ratio of Earnings to Combined Fixed Charges and
                                      Preferred Dividend Requirements.
                                      (IPC)

15                                    Letter re:  Unaudited Interim
                                      Financial Information.

27(a)                                 Financial Data Schedule for
                                      IDACORP, Inc.

27(b)                                 Financial Data Schedule for IPC.

1Compensatory plan

 (b) Reports on Form 8-K. No reports on Form 8-K were filed during the three-month period ended June 30, 1999.


* Previously filed and Incorporated Herein by Reference







                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     IDACORP, Inc.
                                     (Registrant)



Date  August 6, 1999      By:   /s/  J LaMont Keen
                                     J LaMont Keen
                                     Senior Vice President
                                     Administration
                                     and Chief Financial Officer
                                     (Principal Financial
                                     Officer)



Date  August 6, 1999      By:   /s/  Darrel T. Anderson
                                     Darrel T. Anderson
                                     Vice President Finance
                                     and Treasurer
                                     (Principal Accounting
                                     Officer)
















                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     IDAHO POWER COMPANY
                                     (Registrant)



Date  August 6, 1999      By:   /s/  J LaMont Keen
                                     J LaMont Keen
                                     Senior Vice President
                                     Administration
                                     and Chief Financial Officer
                                     (Principal Financial
                                     Officer)



Date  August 6, 1999      By:   /s/  Darrel T. Anderson
                                     Darrel T. Anderson
                                     Vice President Finance
                                     and Treasurer
                                     (Principal Accounting
                                     Officer)