Form 10-Q
period 2000-03-31
IDACORP INC; IDAHO POWER CO
filed 2000-05-05
CIK 1057877, 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                  Washington, D. C.  20549

                          FORM 10-Q

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                              SECURITIES
                    EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2000

                             OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES
                    EXCHANGE ACT OF 1934

  For the transition period from           to

                  Exact name of registrants as
                           specified
  Commission       in their charters, state of          I.R.S.
     File         incorporation, address of          Employer
    Number        principal executive offices,      Identification
                      and telephone number           Number

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

                        Yes   X    No

Number of shares of Common Stock outstanding as of March
31, 2000:

  IDACORP, Inc.:       37,612,351
  Idaho Power Company: 37,612,351 shares, all of which are held by
                       IDACORP, Inc.





                            INDEX
                                                           Page

  Definitions                                                 2

  Part I.  Financial Information:
     Item 1.  Financial Statements
        IDACORP, Inc.:
          Consolidated Statements of Income                   3
          Consolidated Balance Sheets                       4-5
          Consolidated Statements of Capitalization           6
          Consolidated Statements of Cash Flows               7
          Consolidated Statements of Comprehensive            8
          Income
          Notes to Consolidated Financial Statements       9-13
          Independent Accountants' Report                    14
        Idaho Power Company:
          Consolidated Statements of Income                  15
          Consolidated Balance Sheets                       16-
                                                             17
          Consolidated Statements of Capitalization          18
          Consolidated Statements of Cash Flows              19
          Consolidated Statements of Comprehensive           20
          Income
          Notes to Consolidated Financial Statements      21-22
          Independent Accountants' Report                    23

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                  24-28

  Part II.  Other Information:

     Item 6.  Exhibits and Reports on Form 8-K            29-32

  Signatures                                              33-34


                         DEFINITIONS

  FASB  - Financial Accounting Standards Board
  FERC  - Federal Energy Regulatory Commission
  IPUC  - Idaho Public Utilities Commission
  kWh   - kilowatt-hour
  MAF   - Million Acre-Feet
  MMbtu - Million British Thermal Units
  MWh   - Megawatt-hour
  OPUC  - Oregon Public Utility Commission
  PCA   - Power Cost Adjustment
  PUCN  - Public Utility Commission of Nevada
  REA   - Rural Electrification Administration
  SFAS  - Statement of Financial Accounting
          Standards


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


               PART I - FINANCIAL INFORMATION
                Item 1.  Financial Statements
                        IDACORP, Inc.
              Consolidated Statements of Income

                                        Three Months Ended
                                            March 31,
                                     2000                1999
                                   (Thousands of Dollars except
                                      for per share amounts)

 REVENUES:
    General business               $ 123,213           $ 129,692
    Off system sales                  35,925              37,510
    Other revenues                     7,195               6,947
     Total revenues                  166,333             174,149

 EXPENSES:
    Operation:
     Purchased power                  12,890              17,888
     Fuel expense                     24,659              22,020
     Power cost adjustment             3,258               9,007
     Other                            35,236              32,767
    Maintenance                        9,010               7,883
    Depreciation                      19,887              19,171
    Taxes other than income taxes      5,427               5,584
       Total expenses                110,367             114,320

 INCOME FROM OPERATIONS               55,966              59,829

 OTHER INCOME:
    Allowance for equity funds
     used during construction            456                 157
     Gain on sale of asset            14,000                   -
    Energy marketing activities -
       Net                             8,523                 748
    Other - Net                        3,430               2,235
       Total other income             26,409               3,140

 INTEREST EXPENSE AND OTHER:
    Interest on long-term debt        13,162              13,395
    Other interest                     2,697               2,229
    Allowance for borrowed funds
      used during construction          (487)               (224)
    Preferred dividends of Idaho
      Power Company                    1,428               1,368
       Total interest expense and
         other                        16,800              16,768

 INCOME BEFORE INCOME TAXES           65,575              46,201

 INCOME TAXES                         23,496              16,700

NET INCOME                         $  42,079              29,501

AVERAGE COMMON SHARES
   OUTSTANDING (000)                  37,612              37,612

EARNINGS PER SHARE OF
   COMMON STOCK (basic and
     diluted)                      $    1.12           $    0.78

    The accompanying notes are an integral part of these
                         statements.







                        IDACORP, Inc.
                 Consolidated Balance Sheets

                           Assets

                                    March 31,        December 31,
                                     2000               1999
                                    (Thousands of Dollars)

ELECTRIC PLANT:
   In service (at original cost)   $2,738,386      $2,726,026
   Accumulated provision for
      depreciation                 (1,091,961)     (1,073,722)
     In service - Net               1,646,425       1,652,304
   Construction work in progress      100,642          91,637
   Held for future use                  1,742           1,742

      Electric plant - Net          1,748,809       1,745,683

INVESTMENTS AND OTHER PROPERTY        154,074         146,019

CURRENT ASSETS:
   Cash and cash equivalents           39,693         111,338
   Receivables:
     Customer                         103,700          98,923
     Allowance for uncollectible
       accounts                        (1,397)         (1,397)
     Notes                              6,941           4,353
     Employee notes                     4,298           4,105
     Other                              6,525           7,764
    Energy marketing assets           105,800          37,398
   Accrued unbilled revenues           26,206          31,994
   Materials and supplies (at
     average cost)                     31,519          29,611
   Fuel stock (at average cost)         8,693           9,329
   Prepayments                         17,715          16,097
   Regulatory assets associated
     with income taxes                  4,723             893

      Total current assets            354,416         350,408

DEFERRED DEBITS:
   American Falls and Milner water
     rights                            31,585          31,585
   Company-owned life insurance        39,046          40,480
   Regulatory assets associated       208,341         214,782
with income taxes
   Regulatory assets - other           47,996          52,759
   Other                               55,905          55,277

      Total deferred debits           382,873         394,883

      TOTAL                        $2,640,172      $2,636,993

    The accompanying notes are an integral part of these
                         statements.


                        IDACORP, Inc.
                 Consolidated Balance Sheets

               Capitalization and Liabilities

                                    March 31,      December 31,
                                      2000           1999
                                     (Thousands of Dollars)

CAPITALIZATION:
   Common stock equity:
     Common stock without par
       value (shares authorized
       120,000,000; shares
       outstanding - 37,612,351) $  451,121     $  451,343
     Retained earnings              324,716        300,093
     Accumulated other
       comprehensive income           1,671          1,534

      Total common stock equity     777,508        752,970

   Preferred stock of Idaho Power
     Company                        105,667        105,811

   Long-term debt                   824,142        821,558

      Total capitalization        1,707,317      1,680,339

CURRENT LIABILITIES:
   Long-term debt due within one
     year                             8,125         89,101
   Notes payable                     11,929         19,757
   Accounts payable                 127,214        145,737
   Energy marketing liabilities      98,245         33,814
   Taxes accrued                     45,784         21,313
   Interest accrued                  18,339         19,126
   Deferred income taxes              4,723            893
   Other                             16,021         16,696

      Total current liabilities     330,380        346,437

DEFERRED CREDITS:
 Regulatory liabilities associated
   with deferred investment
   tax credits                       67,087         67,433
   Deferred income taxes            423,677        430,468
   Regulatory liabilities
     associated with income taxes    34,785         33,817
   Regulatory liabilities - other     3,365          3,363
   Other                             73,561         75,136

      Total deferred credits        602,475        610,217

COMMITMENTS AND CONTINGENT
      LIABILITIES

      TOTAL                      $2,640,172     $2,636,993

    The accompanying notes are an integral part of these
                         statements.


                        IDACORP, Inc.
          Consolidated Statements of Capitalization


                                     March 31,     December 31,
                                     2000     %     1999     %
                                      (ThousandS of Dollars)
COMMON STOCK EQUITY:
   Common stock                 $  451,121         $  451,343
   Retained earnings               324,716            300,093
   Accumulated other comprehensive
     income                          1,671              1,534
      Total common stock equity    777,508     46     752,970    45

PREFERRED STOCK OF IDAHO POWER
COMPANY:
   4% preferred stock               15,667             15,811
   7.68% Series, serial preferred
     stock                          15,000             15,000
   7.07% Series, serial preferred
     stock                          25,000             25,000
   Auction rate preferred stock     50,000             50,000
      Total preferred stock        105,667      6     105,811     6

LONG-TERM DEBT:
   First mortgage bonds:
     8.65 %Series due 2000               -             80,000
     6.93 %Series due 2001          30,000             30,000
     6.85 %Series due 2002          27,000             27,000
     6.40 %Series due 2003          80,000             80,000
     8    %Series due 2004          50,000             50,000
     5.83 %Series due 2005          60,000             60,000
     7.2  %Series due 2009          80,000             80,000
       Maturing 2021 through 2031
         with rates ranging
         from 7.5% to 9.52%        230,000            230,000
      Total first mortgage bonds   557,000            637,000
   Amount due within one year            -            (80,000)
      Net first mortgage bonds     557,000            557,000

   Pollution control revenue
      bonds:
     7 1/4%Series due 2008           4,360              4,360
     8.30 %Series 1984 due 2014     49,800             49,800
     6.05 %Series 1996A due 2026    68,100             68,100
     Variable Rate Series 1996B
       due 2026                     24,200             24,200
     Variable Rate Series 1996C
       due 2026                     24,000             24,000
      Total pollution control
        revenue bonds              170,460            170,460

   REA notes                         1,396              1,415
     Amount due within one year        (77)               (76)
      Net REA notes                  1,319              1,339

   American Falls bond guarantee    19,885             19,885
   Milner Dam note guarantee        11,700             11,700
   Unamortized premium/discount -
      Net                           (1,420)            (1,441)

    Debt related to investments in
      affordable housing with
      rates ranging from 6.03% -
      8.77% due 2000 to 2010        72,782             71,183
     Amount due within one year     (8,048)            (9,025)
      Net affordable housing debt   64,734             62,158

    Other subsidiary debt              464                457

      Total long-term debt         824,142     48     821,558    49

TOTAL CAPITALIZATION            $1,707,317    100  $1,680,339   100

    The accompanying notes are an integral part of these
                         statements.


                        IDACORP, Inc.
            Consolidated Statements of Cash Flows

                                      Three Months Ended
                                          March 31,
                                      2000          1999
                                    (Thousands of Dollars)

OPERATING ACTIVITIES:
   Net income                      $ 42,079           $  29,501
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
        Unrealized gains from        (3,971)             (3,199)
         energy marketing
         activities
        Gain on sale of asset       (14,000)                  -
     Depreciation and amortization   24,144              23,383
     Deferred taxes and investment
       tax credits                      182                (489)
     Accrued PCA costs                3,112              12,185
     Change in:
      Accounts receivable and
        prepayments                  (7,937)            (26,640)
      Accrued unbilled revenue        5,788               7,874
      Materials and supplies and
        fuel stock                   (1,272)             (3,029)
      Accounts payable              (18,523)             (6,715)
      Taxes accrued                  24,471              19,718
      Other current assets and
        liabilities                  (1,462)                939
     Other - net                     (5,681)             (6,408)
   Net cash provided by operating
     activities                      46,930              47,120

INVESTING ACTIVITIES:
   Additions to utility plant       (24,826)           (21,637)
   Investments in affordable
     housing projects                (6,817)            (2,906)
    Proceeds from sale of asset      17,500                  -
    Investments in Company - owned
      life insurance                    183             (7,332)
   Other - net                         (551)             5,317
     Net cash used in investing
       activities                   (14,511)           (26,558)

FINANCING ACTIVITIES:
   Proceeds from issuance of:
     Long-term debt related to        4,335                  -
      affordable housing projects
   Retirement of:
     Long-term debt related to
       affordable housing projects   (2,736)                 -
        First mortgage bonds        (80,000)                 -
   Dividends on common stock        (17,456)           (17,468)
   Decrease in short-term
      borrowings                     (7,828)           (11,812)
   Other - net                         (379)            (1,279)
     Net cash used in financing
       activities                  (104,064)           (30,559)

Net decrease in cash and cash
    equivalents                     (71,645)            (9,997)

Cash and cash equivalents at
    beginning of period             111,338             22,867

Cash and cash equivalents at end
    of period                      $ 39,693           $ 12,870

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
   Cash paid during the period
      for:
     Income taxes                  $  2,424           $    514
     Interest (net of amount
        capitalized)               $ 16,075           $ 14,844


    The accompanying notes are an integral part of these
                         statements










                        IDACORP, Inc.
       Consolidated Statements of Comprehensive Income

                                          Three Months Ended
                                              March 31,
                                           2000        1999
                                      (Thousands of Dollars)

     NET INCOME                        $ 42,079     $ 29,501

     OTHER COMPREHENSIVE INCOME:
       Unrealized gains on securities
         (net of tax of $90)                138            -
     TOTAL COMPREHENSIVE INCOME        $ 42,217     $ 29,501

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

Financial Statements
In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly its consolidated financial position as of March 31, 2000, and its consolidated results of operations for the three months ended March 31, 2000 and 1999 and cash flows for the three months ended March 31, 2000 and 1999. These financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters that would be included in full year financial statements and therefore they should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

Derivative Financial Instruments
The Company uses financial instruments such as commodity futures, forwards, options and swaps to manage exposure to commodity price risk in the electricity and natural gas markets. The objective of the Company's risk management program is to mitigate the risk associated with the purchase and sale of electricity and natural gas as well as to optimize its energy marketing portfolio. The accounting for derivative financial instruments that are used to manage risk is in accordance with the concepts established in SFAS No. 80, "Accounting for Futures Contracts," American Institute of Certified Public Accountants Statement of Position 86-2, "Accounting for Options," and Emerging Issues Task Force (EITF) 98-10, "Accounting for Contracts Involved
in Energy Trading Activities."   EITF 98-10 was adopted
effective January 1, 1999 resulting in an adjustment to net income that was not material.

Energy trading contracts as defined by EITF 98-10 are reported at fair value on the balance sheet with the resulting gains and losses reported on the income statement.
Cash flows from energy trading contracts are recognized in the statement of cash flows as an operating activity.

Reclassifications
Certain items previously reported for periods prior to March
31, 2000 have been reclassified to conform with the current period's presentation. Net income was not affected by these reclassifications.




2.  INCOME TAXES

The Company's effective tax rate for the first three months decreased from 36.2 percent in 1999 to 35.8 percent in 2000.
Reconciliations between the statutory income tax rate and the effective rates are as follows (in thousands of dollars):

                                    Three Months Ended March 31,
                                        2000             1999
                                    Amount   Rate    Amount    Rate
Computed income taxes based on
  statutory federal income
  tax rate                         $ 22,951   35.0% $ 16,170     35.0 %
Changes in taxes resulting from:
  Investment tax credits               (771)  (1.2)     (739)    (1.6)
  Repair allowance                     (700)  (1.1)     (525)    (1.1)
  Pension expense                      (479)  (0.7)       21      0.1
  State income taxes                  2,993    4.6     2,438      5.3
  Depreciation                        1,693    2.6     1,360      2.9
  Affordable housing tax credits     (2,539)  (3.9)   (2,272)    (4.9)
  Preferred dividends of IPC            500    0.8       479      1.0
  Other                                (152)  (0.3)     (232)    (0.5)
Total provision for federal and
   state income taxes              $ 23,496   35.8% $ 16,700     36.2 %


3.  PREFERRED STOCK OF IDAHO POWER COMPANY:

The number of shares of IPC preferred stock outstanding were as follows:

                                            March 31,      December 31,
                                               2000          1999
Cumulative, $100 par value:
  4% preferred stock (authorized 215,000
    shares)                                   156,674      158,112
  Serial preferred stock, 7.68% Series
    (authorized 150,000 shares)               150,000      150,000

Serial preferred stock, cumulative, without
  par value; total of 3,000,000 shares
  authorized:
  7.07% Series, $100 stated value,
  (authorized 250,000 shares)                 250,000      250,000
  Auction rate preferred stock, $100,000
    stated value, (authorized 500 shares)         500          500


4.  FINANCING:

The Company currently has a $300.0 million shelf registration statement that can be used for the issuance of unsecured debt securities and preferred or common stock. At
March 31, 2000, none had been issued.

On March 23, 2000, IPC filed a $200.0 million shelf registration statement that can be used for first mortgage bonds (including medium term notes), unsecured debt, or preferred stock.

On January 1, 2000, IPC redeemed at maturity, $80.0 million
8.65% First Mortgage Bonds using funds from issuance of $80.0 million Secured Medium Term Notes, Series B, 7.20% issued on November 23, 1999.

On April 26, 2000, IPC issued $19.9 million of variable rate bonds due February 1, 2025. Proceeds from this issuance were used to retire $19.9 million of the American Falls bond guarantee debt.




5.  COMMITMENTS AND CONTINGENT LIABILITIES:

Commitments under contracts and purchase orders relating to the Company's program for construction and operation of facilities amounted to approximately $8.8 million at March
31, 2000. The commitments are generally revocable by the Company subject to reimbursement of manufacturers' expenditures incurred and/or other termination charges.

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

IPC has filed its request to implement its May 16, 2000 rate adjustment, which, if approved, will increase Idaho general business customer rates by 9.5 percent. The increase results from projected below-average hydroelectric generating conditions. Overall, IPC's annual general business revenues are expected to increase by $38.0 million during the 2000-2001 PCA rate period.

For the 1999-2000 PCA rate period, actual power supply costs have been less than forecast, due to actual hydroelectric generating conditions being more favorable than forecast.
To account for these lower-than-expected costs, IPC has recorded a regulatory asset with a credit balance of $5.0 million as of March 31, 2000.

Regulatory Settlement
On March 28, 2000 IPC submitted the 1999 annual earnings sharing compliance filing to the IPUC. This filing indicated that there was almost $9.7 million in 1999 earnings and $2.7 million in unused 1998 balances available for the benefit of IPC's Idaho customers.

On December 30, 1999, IPC filed with the IPUC to set aside $5.4 million of 1999 revenue sharing dollars to continue participation in Northwest Energy Efficiency Alliance (NEEA) for the years 2000 - 2004. The IPUC approved the continued participation by Order No. 28333, and ordered IPC to set aside the funds in a reserve until payments are required.

DSM (Conservation) Expenses
IPC has obtained changes to the regulatory treatment of previously deferred DSM expenses in both Idaho and Oregon.

In Idaho, IPC requested that the IPUC allow for the recovery of post-1993 DSM expenses and acceleration of the recovery of DSM expenditures authorized in the last general rate case. In its Order No. 27660 issued on July 31, 1998, the IPUC set a new amortization period of 12 years instead of the 24-year period previously adopted. The IPUC order reflects an increase in annual Idaho retail revenue requirements of $3.1 million. A group of industrial customers appealed the IPUC order to the Idaho Supreme Court. The Idaho Supreme Court issued its opinion on April 17, 2000 affirming the IPUC order. If the Court does not receive a petition for reconsideration within 21 days of the issuance of the opinion, the opinion will be final.

In Oregon, the OPUC authorized a five-year amortization of the Oregon-allocated share of DSM expenditures incurred through 1997. The charge commenced in 1998 and recovers approximately $540,000 per year.





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

8.  DERIVATIVE FINANCIAL INSTRUMENTS:

The following table shows a summary of the notional amounts of the Company's forward exposure as of March 31, 2000. The maximum term related to any forward position is five years.

                            Gas      Electricity
                           MMBTU's     MWh's


Payable                    74,176       7,834
Receivable                 77,190       9,094
Swaps                      80,678           -

The following table displays the fair values of the Company's energy marketing assets and liabilities at March
31, 2000, and the average values for the quarter ended March
31, 2000 (in thousands of dollars):

                     Balance at              1st Quarter
                   March 31, 2000          Average Balance
                Assets  Liabilities    Assets   Liabilities

Gas            $ 42,414   $ 42,586   $ 23,618    $ 23,583
Electricity      63,386     55,659     45,670      39,250

Total          $105,800   $ 98,245   $ 69,288    $ 62,833


Notional amounts listed above reflect the volume of energy related to transactions with counterparties, but do not measure exposure to market or credit risks. The maximum term detailed above also is not indicative of likely future cash flows as positions may be offset in the markets at any time to meet risk management guidelines.


9.  INDUSTRY SEGMENT INFORMATION:

IDACORP's principal operating segment is the regulated utility operations of IPC. IPC's primary business is the generation, transmission, distribution, purchase and sale of electricity. Substantially all of the Company's revenue comes from the sale of electricity and related services, predominately in the United States.

The Company also markets electricity and natural gas, energy related products and services, clean-energy products, including fuel cell and photovoltaic systems, and home security, internet and satellite television services, and manages and develops independent power projects.



The following table summarizes IDACORP's segment information:



                         IPC                     Total
                       Utility      Other      Enterprise
                          (Thousands of Dollars)
Three months ended
    March 31, 2000:
  Revenues             $  166,333  $        -  $  166,333
  Net income               24,993      17,086      42,079

Total assets at March
  31, 2000              2,317,980     322,192   2,640,172

Three months ended
    March 31, 1999:
  Revenues             $  174,149  $        -  $  174,149
  Net income               26,754       2,747      29,501

Total assets at
  December 31, 1999     2,355,907     281,086   2,636,993








               INDEPENDENT ACCOUNTANTS' REPORT

IDACORP, Inc.
Boise, Idaho

We have reviewed the accompanying consolidated balance sheet and statement of capitalization of IDACORP, Inc. and subsidiaries as of March 31, 2000, and the related consolidated statements of income, comprehensive income, and cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United
States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet and statement of capitalization of IDACORP, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of income, comprehensive income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated January 31, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet and statement of capitalization as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet and statement of capitalization from which it has been derived.



DELOITTE & TOUCHE LLP
Boise, Idaho
April 28, 2000








                     Idaho Power Company
              Consolidated Statements of Income

                                      Three Months Ended
                                           March 31,
                                     2000            1999
                                    (Thousands of Dollars)

REVENUES:
   General business                 $ 123,213      $ 129,692
   Off system sales                    35,925         37,510
   Other revenues                       7,195          6,947
     Total revenues                   166,333        174,149

EXPENSES:
   Operation:
     Purchased power                   12,890         17,888
     Fuel expense                      24,659         22,020
     Power cost adjustment              3,258          9,007
     Other                             35,236         32,767
   Maintenance                          9,010          7,883
   Depreciation                        19,887         19,171
   Taxes other than income taxes        5,427          5,584
      Total expenses                  110,367        114,320

INCOME FROM OPERATIONS                 55,966         59,829

OTHER INCOME:
   Allowance for equity funds used
     during construction                  456            157
   Energy marketing activities -
     Net                                7,724            726
   Other - Net                          4,726          1,952
      Total other income               12,906          2,835

INTEREST CHARGES:
   Interest on long-term debt          13,132         13,360
   Other interest                       1,478          2,162
    Allowance for borrowed funds
      used during construction           (487)          (224)
      Total interest charges           14,123         15,298

INCOME BEFORE INCOME TAXES             54,749         47,366

INCOME TAXES                           21,024         16,582

NET INCOME                             33,725         30,784
   Dividends on preferred stock         1,428          1,368

EARNINGS ON COMMON STOCK            $  32,297      $  29,416

    The accompanying notes are an integral part of these
                         statements.


                     Idaho Power Company
                 Consolidated Balance Sheets

                           Assets

                                    March 31,   December 31,
                                    2000            1999
                                    (Thousands of Dollars)

ELECTRIC PLANT:
   In service (at original cost)   $2,738,386    $2,726,026
   Accumulated provision for
     depreciation                  (1,091,961)   (1,073,722)
     In service - Net               1,646,425     1,652,304
   Construction work in progress      100,629        88,348
   Held for future use                  1,742         1,742

      Electric plant - Net          1,748,796     1,742,394

INVESTMENTS AND OTHER PROPERTY         26,601       117,759

CURRENT ASSETS:
   Cash and cash equivalents            6,612        95,038
    Receivables:
        Customer                       90,813        83,412
     Allowance for uncollectible       (1,397)       (1,397)
       accounts
     Notes                              2,856           345
     Employee notes                     4,298         4,105
        Related parties                     -           195
     Other                              3,866         7,095
    Energy marketing assets            63,385        29,096
   Accrued unbilled revenues           26,206        31,994
   Materials and supplies (at
     average cost)                     27,125        28,960
   Fuel stock (at average cost)         8,693         9,329
   Prepayments                         17,556        16,054
   Regulatory assets associated
     with income taxes                  4,723           893

      Total current assets            254,736       305,119

DEFERRED DEBITS:
   American Falls and Milner water
     rights                            31,585        31,585
   Company-owned life insurance        39,046        40,480
   Regulatory assets associated
     with income taxes                208,341       214,782
   Regulatory assets - other           47,996        52,759
   Other                               53,061        54,496

      Total deferred debits           380,029       394,102

      TOTAL                        $2,410,162    $2,559,374

    The accompanying notes are an integral part of these
                         statements.



                     Idaho Power Company
                 Consolidated Balance Sheets

               Capitalization and Liabilities

                                     March 31,   December 31,
                                      2000          1999
                                      (Thousands of Dollars)
CAPITALIZATION:
   Common stock equity:
     Common stock, $2.50 par
       value (50,000,000 shares
       authorized; 37,612,351
       shares outstanding)          $   94,031    $   94,031
     Premium on capital stock          362,251       362,203
     Capital stock expense              (3,816)       (3,819)
     Retained earnings                 266,932       274,181
     Accumulated other
       comprehensive income              1,671         1,534

      Total common stock equity        721,069       728,130

   Preferred stock                     105,667       105,811

   Long-term debt                      758,944       821,558

      Total capitalization           1,585,680     1,655,499

CURRENT LIABILITIES:
   Long-term debt due within one            77        89,101
     year
   Notes payable                        10,950        19,757
   Accounts payable                     78,549        95,125
   Notes and accounts payable to         6,555        10,076
     related parties
    Energy marketing liabilities        55,660        25,594
   Taxes accrued                        43,350        21,773
   Interest accrued                     15,339        19,122
   Deferred income taxes                 4,723           893
   Other                                15,537        16,069

      Total current liabilities        230,740       297,510

DEFERRED CREDITS:
    Regulatory liabilities
      associated with deferred
      investment tax credits            67,087        67,433
   Deferred income taxes               417,208       428,923
   Regulatory liabilities
     associated with income taxes       34,785        33,817
   Regulatory liabilities - other        3,365         3,363
   Other                                71,297        72,829

      Total deferred credits           593,742       606,365

COMMITMENTS AND CONTINGENT
   LIABILITIES

      TOTAL                         $2,410,162    $2,559,374

    The accompanying notes are an integral part of these
                         statements.


                     Idaho Power Company
          Consolidated Statements of Capitalization

                                  March 31,       December 31,
                                  2000        %   1999         %
                                    (Thousands of Dollars)
COMMON STOCK EQUITY:
   Common stock                  $   94,031       $   94,031
   Premium on capital stock         362,251          362,203
   Capital stock expense             (3,816)          (3,819)
   Retained earnings                266,932          274,181
   Accumulated other                  1,671            1,534
     comprehensive income
      Total common stock equity     721,069  45      728,130  44

PREFERRED STOCK:
   4% preferred stock                15,667           15,811
   7.68% Series, serial              15,000           15,000
      preferred stock
   7.07% Series, serial              25,000           25,000
      preferred stock
   Auction rate preferred stock      50,000           50,000
      Total preferred stock         105,667   7      105,811   6

LONG-TERM DEBT:
   First mortgage bonds:
     8.65 % Series due 2000               -           80,000
     6.93 % Series due 2001          30,000           30,000
     6.85 % Series due 2002          27,000           27,000
     6.40 % Series due 2003          80,000           80,000
     8    % Series due 2004          50,000           50,000
     5.83 % Series due 2005          60,000           60,000
     7.20 % Series due 2009          80,000           80,000
     Maturing 2021 through 2031
        with rates ranging
        from 7.5% to 9.52%          230,000          230,000
      Total first mortgage bonds    557,000          637,000
   Amount due within one year             -          (80,000)
      Net first mortgage bonds      557,000          557,000

   Pollution control revenue
      bonds:
     7 1/4% Series due 2008           4,360            4,360
     8.30 % Series 1984 due 2014     49,800           49,800
     6.05 % Series 1996A due 2026    68,100           68,100
     Variable Rate Series 1996B      24,200           24,200
       due 2026
     Variable Rate Series 1996C      24,000           24,000
       due 2026
      Total pollution control       170,460          170,460
         revenue bonds

   REA notes                          1,396            1,415
     Amount due within one year         (77)             (76)
      Net REA notes                   1,319            1,339

   American Falls bond guarantee     19,885           19,885
   Milner Dam note guarantee         11,700           11,700
    Debt related to investments
      in affordable housing with
      rates ranging from 6.97%            -           71,183
      to 8.77% due 2000 to 2010
     Amount due within one year           -           (9,025)
      Net affordable housing              -           62,158
        debt

   Other subsidiary debt                  -              457
   Unamortized premium/discount      (1,420)          (1,441)
      - Net

      Total long-term debt          758,944  48      821,558  50

TOTAL CAPITALIZATION             $1,585,680 100   $1,655,499 100

    The accompanying notes are an integral part of these
                         statements.



                     Idaho Power Company
            Consolidated Statements of Cash Flows

                                       Three Months Ended
                                            March 31,
                                        2000         1999
                                          (Thousands of
                                            Dollars)

OPERATING ACTIVITIES:
   Net income                         $   33,725    $   30,784
   Adjustments to reconcile net
     income to net cash:
        Unrealized gains (losses)
        from energy marketing
        activities                        (4,223)          623
     Depreciation and amortization        22,638        23,339
     Deferred taxes and investment
       tax credits                           (34)         (294)
     Accrued PCA costs                     3,112        12,185
     Change in:
      Accounts receivable and
        prepayments                      (10,435)       30,224
      Accrued unbilled revenue             5,788         7,874
      Materials and supplies and fuel
        stock                               (484)       (2,955)
      Accounts payable                   (14,226)      (55,905)
      Taxes accrued                       22,041        19,813
      Other current assets and
        liabilities                       (2,483)          905
     Other - net                          (7,230)       (5,416)
   Net cash provided by operating
      activities                          48,189        61,177

INVESTING ACTIVITIES:
   Additions to utility plant            (24,826)      (21,057)
   Investments in affordable housing
      projects                                 -        (2,906)
   Investments in Company - owned
      life insurance                         183        (7,332)
    Net cash of affiliates
      transferred to parent               (4,737)            -
   Other - net                              (222)        5,032
     Net cash used in investing
       activities                        (29,602)      (26,263)

FINANCING ACTIVITIES:
   Retirement of first mortgage
       bonds                             (80,000)         (877)
   Dividends on common stock             (17,456)      (17,490)
   Dividends on preferred stock           (1,428)       (1,368)
   Decrease in short-term                 (8,017)      (27,806)
      borrowings
   Other - net                              (112)          (21)
     Net cash used in financing         (107,013)      (47,562)
       activities

Net decrease in cash and       cash      (88,426)      (12,648)
    equivalents

Cash and cash equivalents at              95,038        20,029
   beginning of period

Cash and cash equivalents at end of   $    6,612    $    7,381
   period

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
   Cash paid during the period for:
     Income taxes                     $    2,424    $        9
     Interest (net of amount
       capitalized)                   $   16,026    $   14,810
    Net assets of affiliates
       transferred to parent          $   22,090    $        -


    The accompanying notes are an integral part of these
                         statements.







                     Idaho Power Company
       Consolidated Statements of Comprehensive Income

                                          Three Months Ended
                                              March 31,
                                           2000        1999
                                        (Thousands of Dollars)

     NET INCOME                           $33,725      $30,784

     OTHER COMPREHENSIVE INCOME:
       Unrealized gains on securities         138            -
     (net of tax of  $90)
     TOTAL COMPREHENSIVE INCOME           $33,863      $30,784

    The accompanying notes are an integral part of these
                         statements





                     Idaho Power Company
       Notes to the Consolidated Financial Statements

On October 1, 1998, IDACORP, Inc. (IDACORP) became the
parent of Idaho Power Company and subsidiaries (IPC).  On
January 1, 2000 IPC's ownership interests in two
subsidiaries were transferred to IDACORP at book value.
IPC's consolidated balance sheet as of December 31, 1999
included total assets of $108 million and net assets of $22
million, and the consolidated income statement for the
quarter ended March 31, 1999 includes net income of  $315
thousand attributable to the transferred subsidiaries.

Except as modified below, the Notes to the Consolidated
Financial Statements of IDACORP also contained in this Form
10-Q are incorporated herein by reference insofar as they relate to IPC.

           Note 1 -  Summary of Significant Accounting
                     Policies
           Note 3 -  Preferred Stock of Idaho Power Company
           Note 4 -  Financing
           Note 5 -  Commitments and Contingent Liabilities
           Note 6 -  Regulatory Issues
           Note 7 -  New Accounting Pronouncement


2.   INCOME TAXES:

IPC's effective tax rate for the first three months increased from 35.0 percent in 1999 to 38.4 percent in 2000.
Reconciliations between the statutory income tax rate and the effective rates are as follows (in thousands of dollars):

                                     Three Months Ended March 31,
                                        2000             1999
                                    Amount   Rate    Amount     Rate
Computed income taxes based on
  statutory federal income tax
  rate                            $ 19,162   35.0%  $ 16,578     35.0 %
Changes in taxes resulting from:
  Investment tax credits              (771)  (1.4)      (739)    (1.6)
  Repair allowance                    (700)  (1.3)      (525)    (1.1)
  Pension expense                     (479)  (0.9)        21      0.0
  State income taxes                 2,508    4.6      2,438      5.1
  Depreciation                       1,693    3.1      1,360      2.9
  Affordable housing tax credits         -      -     (2,272)    (4.8)
  Other                               (389)  (0.7)      (279)    (0.5)
Total provision for federal and
  state income taxes              $ 21,024   38.4%  $ 16,582     35.0 %


8.   DERIVATIVE FINANCIAL INSTRUMENTS:

The following table shows a summary of the notional amounts of IPC's forward exposure as of March 31, 2000. The maximum term related to any forward position is five years.

                              Electricity
                                 MWh's
     Payable                   7,834
     Receivable                9,094

The following table displays the fair value of IPC's energy marketing assets and liabilities (all electricity) at March
31, 2000, and the average values for the quarter ended March
31, 2000 (in thousands of dollars):

      Balance at March 31,       1st Quarter Average
              2000                     Balance
       Assets    Liabilities      Assets    Liabilities
     $  63,385    $  55,660     $  45,670    $  39,250



9.   INDUSTRY SEGMENT INFORMATION:

IPC's dominant operating segment is its regulated electric operations. IPC's non-utility operating segments do not individually constitute more than 10 percent of enterprise revenues, net income or total assets, nor in aggregate do they comprise more than 25 percent of enterprise revenues, net income or total assets.

IPC's primary business is the generation, transmission, distribution, purchase and sale of electricity.
Substantially all of IPC's revenue comes from the sale of electricity and related services, predominately in the United States. IPC also markets electricity and provides other energy-related services.

The following table summarizes IPC's segment information for the regulated electric operations, with a reconciliation to total enterprise information:

                                Regulated
                                Electric                 Total
                                Operations     Other     Enterprise
                                     (Thousands of Dollars)
Three months ended March 31,
   2000:
  Revenues                      $  166,333    $       -  $  166,333
  Net income                        26,421        7,304      33,725

Total assets at March 31, 2000   2,317,980       91,595   2,409,575

Three months ended March 31,
   1999:
  Revenues                      $  174,149    $       -  $  174,149
  Net income                        28,122        2,662      30,784

Total assets at December 31,
   1999                          2,355,907      203,467   2,559,374










               INDEPENDENT ACCOUNTANTS' REPORT

Idaho Power Company
Boise, Idaho

We have reviewed the accompanying consolidated balance sheet and statement of capitalization of Idaho Power Company and subsidiaries as of March 31, 2000, and the related consolidated statements of income, comprehensive income, and cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United
States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet and statement of capitalization of Idaho Power Company and subsidiaries as of December 31, 1999, and the related consolidated statements of income, comprehensive income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated January 31, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet and statement of capitalization as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet and statement of capitalization from which it has been derived.



DELOITTE & TOUCHE LLP
Boise, Idaho
April 28, 2000









Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERTIONS

In Management's Discussion and Analysis we explain the general financial condition and results of operations for IDACORP, Inc. and subsidiaries (IDACORP or the Company) and for Idaho Power Company and subsidiaries (IPC). IPC, an electric utility, is IDACORP's principal operating subsidiary. Except where we indicate otherwise, this discussion explains the material changes in results of operations and the financial condition of both the Company and IPC. This discussion should be read in conjunction with the accompanying consolidated financial statements of both IDACORP and IPC.

This discussion updates the discussion that we included in our Annual Report on Form 10-K for the year ended December
31, 1999. This discussion should be read in conjunction with the discussion in the annual report.

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

  economic and geographic factors including political and economic risks;

  changes in and compliance with environmental and safety laws and policies;

  weather conditions;

  population growth rates and demographic patterns;

  competition for retail and wholesale customers;

  pricing and transportation of commodities;

  market demand, including structural market changes;

  changes in tax rates or policies or in rates of inflation;

  changes in project costs;

  unanticipated changes in operating expenses and capital expenditures;

  capital market conditions;

  competition for new energy development opportunities;
  and

  legal and administrative proceedings (whether civil or criminal) and settlements that influence the business and profitability of the Company.

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

RESULTS OF OPERATIONS:

Earnings per Share and Book Value of IDACORP Common Stock:
Earnings per share (EPS) of IDACORP common stock (basic and diluted) was $1.12 for the quarter ended March 31, 2000, an increase of $0.34 over the same quarter last year. The increase in EPS was due primarily to two factors, the sale of the Hermiston Power Project, which increased EPS approximately $0.22 and improved results from energy marketing activities, which increased EPS approximately $0.13. These factors are discussed below in "Other Income."

At March 31, 2000, the book value per share of IDACORP common stock was $20.67, compared to $20.02 at December 31, 1999.

General Business Revenue
Our general business revenue is dependent on many factors, including the number of customers we serve, the rates we charge, and economic and weather conditions (temperature and precipitation) in our service territory.

Compared to the same period in 1999, the number of general business customers we served increased 2.8 percent. This increase was due primarily to economic growth in our service territory.

Our revenue per MWh decreased 7.8 percent compared to 1999.
Changes in revenue per MWh result primarily from the annual rate adjustments authorized by regulatory authorities.
These adjustments are discussed below in "PCA" and "Regulatory Settlement."

Changes in weather conditions did not significantly affect sales this quarter. Heating degree-days, a common measure used in the utility industry to analyze demand, were below
1999 levels by 2.5 percent.

Sales (in MWhs) to commercial and industrial customers increased 5.1 percent for the quarter, due primarily to economic factors.

The combination of these factors resulted in a decrease in general business revenue of $6.5 million compared to 1999.

Power Supply
Power supply components of income from operations include off-system sales and purchased power, fuel, and PCA expenses. There has been a reduction in both the off-system sales and purchased power components of power supply, primarily as a result of less hydro energy available for sale, general business load growth and increases in thermal production.

Off-system sales, consisting primarily of long-term sales contracts and opportunity sales of surplus system energy decreased $1.6 million from last year and purchased power expenses decreased $5.0 million.

Fuel expenses increased $2.6 million, due primarily to a 15 percent increase in MWhs generated at our coal-fired plants.

The PCA component of expenses decreased $5.7 million. The PCA expense component is related to our PCA regulatory mechanism, which increases expense when actual power supply costs are below the costs forecasted in the annual PCA filing, and decreases expense when actual power supply costs are above the forecast. In both 1999 and 2000, actual power supply costs were less than forecasted, resulting in PCA expenses. We discuss the PCA in more detail below in "PCA."

The impact of these changes in net power supply costs is a decrease in net expense in 2000 of $8.1 million.

Other expenses
Other operating expenses increased $2.5 million. The increase is due primarily to increases in payroll and related expenses, electricity wheeling expenses, and amortization of DSM costs, offset by a reduction in pension costs for our defined benefit pension plan.

Other income
IDACORP's other income increased for the quarter, due primarily to the sale of our interest in the Hermiston Power Project, a 536 MW, gas-fired cogeneration project located near Hermiston, Oregon. We recorded a pre-tax gain of $14.0 million on this transaction. This item does not affect IPC's financial statements because Ida-West, the developer of the Hermiston project, is a subsidiary of IDACORP, and not IPC.

In addition, improved results from energy marketing activities increased IDACORP's other income by $7.8 million and IPC's other income by $7.0 million. This increase is due to an increase in volumes over last year as well as favorable market conditions.

Income taxes
Income taxes increased for the quarter, due primarily to the increases in net income before taxes. IPC's effective tax rate also increased because of a reduction of affordable housing tax credits. On January 1, 2000, IPC transferred its IDACORP Financial Services (IFS) subsidiary to IDACORP. IFS invests in affordable housing projects for which the tax credits are earned.


LIQUIDITY AND CAPITAL RESOURCES:

Cash Flow
For the three months ended March 31, 2000, IDACORP generated
$46.9 million in net cash from operations. After deducting for common stock dividends, net cash generation from operations provided approximately $29.5 million for our construction program and other capital requirements.

Cash Expenditures
We estimate that our total cash construction expenditures for 2000 will be approximately $121 million. This estimate is subject to revision in light of changing economic, regulatory, and environmental factors. During the first three months of 2000, we spent approximately $24.8 million for construction. Our primary financial commitments and obligations are related to contracts and purchase orders associated with ongoing construction programs. To the extent required, we expect to finance these commitments and obligations by using both internally generated funds and externally financed capital. At March 31, 2000, our short-term borrowings totaled $11.9 million.

Financing Program
IDACORP has a $300.0 million shelf registration statement that can be used for the issuance of unsecured debt securities and preferred or common stock. At March 31, 2000, none had been issued.

On March 23, 2000, IPC filed a $200.0 million shelf registration statement that can be used for both First
Mortgage Bonds (including Medium Term Notes), Preferred
Stock, and unsecured debt. At March 31, 2000, none had been issued.

On April 26, 2000, IPC issued $19.9 million of variable rate bonds due February 1, 2025. Proceeds from this issuance were used to retire $19.9 million of the American
Falls bond guarantee debt.



REGULATORY ISSUES:

Power Cost Adjustment (PCA)
IPC has a PCA mechanism that provides for annual adjustments to the rates charged to our Idaho retail electric customers. These adjustments, which take effect annually on May 16, are based on forecasts of net power supply costs, and the true-up of the prior year's forecast. The difference between the actual costs incurred and the forecasted costs is deferred, with interest, and trued-up in the next annual rate adjustment.

Our May 16, 1999 rate adjustment reduced Idaho general business customer rates by 9.2 percent. The decrease was the result of projected above-average hydroelectric generating conditions and the true-up of the 1998-99 rate period. Overall, IPC's annual general business revenues were expected to decrease by $40 million during the 1999-
2000 PCA rate period.

In April 2000 we filed our proposed May 16, 2000 PCA adjustment, which, if approved, will increase Idaho general business customer rates by 9.5 percent. The increase results from projected below-average hydroelectric generating conditions (see "Streamflow Conditions" below) and the true-up of the 1999-2000 rate period. Overall, IPC's annual general business revenues are expected to increase by $38 million during the 2000-2001 rate period.

For the 1999 - 2000 PCA rate year, actual power supply costs have been less than forecast, due to actual hydroelectric generating conditions being more favorable than forecast.
To account for these lower-than-expected costs, we have recorded a regulatory asset with a credit balance of $5.0 million as of March 31, 2000.

Regulatory Settlement
IPC had a settlement agreement with the IPUC that expired at the end of 1999. Under the terms of the settlement, when earnings in our Idaho jurisdiction exceeded an 11.75 percent return on year-end common equity, we set aside 50 percent of the excess for the benefit of our Idaho retail customers.

In March 2000 we submitted our 1999 annual earnings sharing compliance filing to the IPUC. This filing indicated that there was almost $9.7 million in 1999 earnings and $2.7 million in unused 1998 reserve balances available for the benefit of our Idaho customers.

In December 1999 we filed with the IPUC to set aside $5.4 million of 1999 revenue sharing dollars to continue participation in Northwest Energy Efficiency Alliance (NEEA) for the years 2000 - 2004. The IPUC approved the continued participation by Order No. 28333, and ordered IPC to set aside the funds in a reserve until payments are required.

DSM (Conservation) Expenses
In Idaho, IPC requested that the IPUC allow for the recovery of post-1993 DSM expenses and acceleration of the recovery of DSM expenditures authorized in the last general rate case. In its Order No. 27660 issued on July 31, 1998, the IPUC set a new amortization period of 12 years instead of the 24-year period previously adopted. The IPUC order reflects an increase in annual Idaho retail revenue requirements of $3.1 million. A group of industrial customers has appealed the IPUC order to the Idaho Supreme Court. The Idaho Supreme Court issued its opinion on April 17, 2000 affirming the IPUC order. If the Court does not receive a petition for reconsideration within 21 days, the opinion will be final.

OTHER MATTERS:

Energy Marketing
Over the last three years we have been implementing a strategy to become a competitive energy provider throughout the western markets. In order to compete as an energy provider of choice we needed to build a foundation of an effective and efficient trading operation that competently participates in the electricity, natural gas and other related markets. In 1997 we opened natural gas trading operations in Houston, Texas and in Boise, Idaho. We also began to expand our electricity marketing, which, along with natural gas, is included in other income. We have seen increasing positive results from our strategy. Our natural gas marketing capability continues to expand as the electricity and natural gas markets move toward convergence, and our electricity marketing efforts have resulted in volume and income increases each year since inception of the strategy. While building this business capability over the last three years, we have also been developing appropriate controls to mitigate the operational, market and credit risks inherent in the marketing business.

When buying and selling energy, the high volatility of energy prices can have a significant impact on profitability if not managed. Also, counterparty creditworthiness is key to ensuring that transactions entered into withstand dramatic market fluctuations. To manage these risks while implementing our business strategy, the Company has a Risk Management Committee, comprised of Company officers, to oversee the risk management program as defined in the risk management policy. The program is intended to minimize fluctuations in earnings while managing the volatility of energy prices by mitigating commodity price risk, credit risk, and other risks related to the energy trading business

Streamflow Conditions
We monitor the effect of streamflow conditions on Brownlee
Reservoir, the water source for our three Hells Canyon hydroelectric projects. In a typical year, these three projects combine to produce about half of our generated electricity.

Inflows into Brownlee result from a combination of precipitation, storage, and ground water conditions. The
National Weather Service's projected inflows into Brownlee were 3.9 MAF for the 2000-2001 water year, compared to the 70-year median of 4.9 MAF and 1999's 7.9 MAF.

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

*3(b)        33-41166      4(b)       Waiver resolution to Restated
                                      Articles of Incorporation of IPC
                                      adopted by Shareholders on May 1,
                                      1991.

*3(c)        1-3198        3(c)       By-laws of IPC amended on September
             Form 10-Q                9, 1999, and presently in effect.
             for 9/30/99

*3(d)        33-56071      3(d)       Articles   of  Share  Exchange,   as
                                      filed  with the Secretary  of  State
                                      of Idaho on September 29, 1998.

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

*3(h)        1-14465       3(c)       Amended  Bylaws of IDACORP, Inc.  as
             Form 10-Q                of July 8, 1999.
             for 6/30/99

*4(a)(i)     2-3413        B-2        Mortgage  and  Deed of Trust,  dated
                                      as  of October 1, 1937, between  IPC
                                      and   Bankers   Trust  Company   and
                                      R. G. Page, as Trustees.

*4(a)(ii)                             IPC   Supplemental   Indentures   to
                                      Mortgage and Deed of Trust:
                                      Number          Dated
             1-MD          B-2-a      First           July 1, 1939
             2-5395        7-a-3      Second          November 15, 1943
             2-7237        7-a-4      Third           February 1, 1947
             2-7502        7-a-5      Fourth          May 1, 1948
             2-8398        7-a-6      Fifth           November 1, 1949
             2-8973        7-a-7      Sixth           October 1, 1951
             2-12941       2-C-8      Seventh         January 1, 1957
             2-13688       4-J        Eighth          July 15, 1957
             2-13689       4-K        Ninth           November 15, 1957
             2-14245       4-L        Tenth           April 1, 1958
             2-14366       2-L        Eleventh        October 15, 1958
             2-14935       4-N        Twelfth         May 15, 1959
             2-18976       4-O        Thirteenth      November 15, 1960
             2-18977       4-Q        Fourteenth      November 1, 1961
             2-22988       4-B-16     Fifteenth       September 15, 1964
             2-24578       4-B-17     Sixteenth       April 1, 1966
             2-25479       4-B-18     Seventeenth     October 1, 1966
             2-45260       2(c)       Eighteenth      September 1, 1972
             2-49854       2(c)       Nineteenth      January 15, 1974
             2-51722       2(c)(i)    Twentieth       August 1, 1974
             2-51722       2(c)(ii)   Twenty-first    October 15, 1974
             2-57374       2(c)       Twenty-second   November 15, 1976
             2-62035       2(c)       Twenty-third    August 15, 1978
             33-34222      4(d)(iii)  Twenty-fourth   September 1, 1979
             33-34222      4(d)(iv)   Twenty-fifth    November 1, 1981
             33-34222      4(d)(v)    Twenty-sixth    May 1, 1982
             33-34222      4(d)(vi)   Twenty-seventh  May 1, 1986
             33-00440      4(c)(iv)   Twenty-eighth   June 30, 1989
             33-34222      4(d)(vii)  Twenty-ninth    January 1, 1990
             33-65720      4(d)(iii)  Thirtieth       January 1, 1991
             33-65720      4(d)(iv)   Thirty-first    August 15, 1991
             33-65720      4(d)(v)    Thirty-second   March 15, 1992
             33-65720      4(d)(vi)   Thirty-third    April 1, 1993
             1-3198        4          Thirty-fourth   December 1, 1993
             Form 8-K
             Dated
             12/17/93

*4(b)        33-65720      10(c)      Instruments relating to IPC
                                      American Falls bond guarantee. (see
                                      Exhibit 10(c)).

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

*4(e)        1-14465       4          Rights Agreement, dated as of
             Form 8-K                 September 10, 1998, between
             dated                    IDACORP, Inc. and the Bank of New
             September                York as Rights Agent.
             15,1998

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


*10(h)(i)1   1-3198        10(n)(i)   The Revised Security Plan for
             Form 10-K                Senior Management Employees - a non-
             for 1994                 qualified, deferred compensation
                                      plan effective August 1, 1996..

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

10(h)(iv)1   1-14465       10(h)(iv)  The Revised Security Plan for Board
             1-3198                   of Directors - a non-qualified,
             Form 10-K                deferred compensation plan
             for 1998                 effective August 1, 1996,  revised
                                      March 2, 1999.

*10(h)(v)1   14465         10(e)      IDACORP, Inc. Non-Employee
             Form 10-Q                Directors Stock Compensation Plan
             for 6/30/99              as of May 17, 1999.

*10(h)(vi)   1-3198        10(y)      Executive Employment Agreement
             Form 10-K                dated November 20, 1996 between IPC
             for 1997                 and Richard R. Riazzi.

*10(h)(vii)  1-3198        10(g)      Executive Employment Agreement
             Form 10-Q                dated April 12, 1999 between IPC
             for 6/30/99              and Marlene Williams.

*10(h)(viii) 1-14465       10(h)      Agreement between IDACORP, Inc. and
             Form 10-Q                Jan B. Packwood, J. LaMont Keen,
             for 9/30/99              James C. Miller, Richard Riazzi,
                                      Darrel T. Anderson, Bryan Kearney,
                                      Cliff N. Olson, Robert W. Stahman
                                      and Marlene K. Williams.

*10(h)(ix)1  1-14465       10(h)(ix)  IDACORP, Inc. 2000 Long-Term
             Form 10-K                Incentive and Compensation Plan.
             for 1999

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

12(d)                                 Statement Re:  Computation of Ratio
                                      of Earnings to Fixed Charges. (IPC)

12(e) Statement Re: Computation of Supplemental Ratio of Earnings to Fixed Charges. (IPC)

12(f)                                 Statement Re:  Computation of Ratio
                                      of Earnings to Combined Fixed
                                      Charges and Preferred Dividend
                                      Requirements. (IPC)

12(g) Statement Re: Computation of Supplemental Ratio of Earnings to Combined Fixed Charges and
                                      Preferred Dividend Requirements.
                                      (IPC)

15                                    Independent Auditors' Consent.

21                                    Subsidiaries of IDACORP, Inc. and
                                      IPC.

27(a)                                 Financial Data Schedule for
                                      IDACORP, Inc.

27(b)                                 Financial Data Schedule for IPC.



_______________________________
1 Compensatory plan


(b) Reports on Form 8-K. No reports on Form 8-K were filed during the three-month period ended March 31, 2000.

*   Previously filed and Incorporated herein by Reference.






                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                IDACORP, Inc.
                                (Registrant)

Date    May 5, 2000    By:  /s/  J LaMont Keen
                                J LaMont Keen
                                Senior Vice President
                                Administration
                                and Chief Financial Officer
                                (Principal Financial Officer)

Date    May 5, 2000    By:  /s/  Darrel T Anderson
                                Darrel T Anderson
                                Vice President Finance
                                and Treasurer
                                (Principal Accounting Officer)







                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                IDAHO POWER COMPANY
                                (Registrant)

Date    May 5, 2000    By:  /s/  J LaMont Keen
                                J LaMont Keen
                                Senior Vice President
                                Administration
                                and Chief Financial Officer
                                (Principal Financial Officer)

Date    May 5, 2000    By:  /s/  Darrel T Anderson
                                Darrel T Anderson
                                Vice President Finance
                                and Treasurer
                                (Principal Accounting Officer)