Form 10-Q
period 2000-06-30
IDACORP INC; IDAHO POWER CO
filed 2000-08-04
CIK 1057877, 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                  Washington, D. C.  20549

                          FORM 10-Q

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2000

                             OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

       For the transition period from           to


                     Exact name of registrants as
                           specified
                     in their charters, state of       I.R.S.
       Commission    incorporation, address of         Employer
       File          principal executive offices,      Identification
       Number        and telephone number              Number

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

                        Yes   X    No

Number of shares of Common Stock outstanding as of June 30, 2000:

IDACORP, Inc.:        37,612,351
Idaho Power Company:  37,612,351 shares, all of which are held by
                      IDACORP, Inc.




                            INDEX
                                                           Page

  Definitions                                                 2

  Part I.  Financial Information:
     Item 1.  Financial Statements
        IDACORP, Inc.:
          Consolidated Statements of Income                 3-4
          Consolidated Balance Sheets                       5-6
          Consolidated Statements of Capitalization           7
          Consolidated Statements of Cash Flows               8
          Consolidated Statements of Comprehensive            9
          Income
          Notes to Consolidated Financial Statements      10-14
          Independent Accountants' Report                    15
        Idaho Power Company:
          Consolidated Statements of Income               16-17
          Consolidated Balance Sheets                     18-19
          Consolidated Statements of Capitalization          20
          Consolidated Statements of Cash Flows              21
          Consolidated Statements of Comprehensive           22
          Income
          Notes to Consolidated Financial Statements      23-24
          Independent Accountants' Report                    25

     Item 2.  Management's Discussion and Analysis of
              Financial
            Condition and Results of Operations           26-32

  Part II.  Other Information:

     Item 4.  Submission of Matters to a Vote of          33-34
              Security Holders
     Item 6.  Exhibits and Reports on Form 8-K            35-38

  Signatures                                              39-40


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




               PART I - FINANCIAL INFORMATION
                Item 1.  Financial Statements
                        IDACORP, Inc.
              Consolidated Statements of Income

                                            Three Months Ended
                                                 June 30,
                                         2000               1999
                                       (Thousands of Dollars except
                                          for per share amounts)

REVENUES:
   General business                    $139,168            $129,530
   Off system sales                      64,054              29,520
   Other revenues                         9,859               6,022
     Total revenues                     213,081             165,072

EXPENSES:
   Operation:
     Purchased power                    101,630              22,527
     Fuel expense                        20,056              18,854
     Power cost adjustment              (21,943)              6,192
     Other                               37,885              41,196
   Maintenance                           13,902              11,499
   Depreciation                          19,949              19,404
   Taxes other than income taxes          5,463               5,676
      Total expenses                    176,942             125,348

INCOME FROM OPERATIONS                   36,139              39,724

OTHER INCOME:
   Allowance for equity funds used
      during construction                   635                 230
   Energy marketing activities - Net     28,037               7,096
   Other - Net                              123               1,893
      Total other income                 28,795               9,219

INTEREST EXPENSE AND OTHER:
   Interest on long-term debt            13,253              13,758
   Other interest                         1,989               2,200
   Allowance for borrowed funds used
     during construction                   (525)               (134)
   Preferred dividends of Idaho
     Power Company                        1,484               1,352
      Total interest expense and
        other                            16,201              17,176

INCOME BEFORE INCOME TAXES               48,733              31,767

INCOME TAXES                             16,211              10,525

NET INCOME                             $ 32,522            $ 21,242


  AVERAGE COMMON SHARES OUTSTANDING
    (000)                                37,612              37,612

  EARNINGS PER SHARE OF COMMON STOCK
    basic and diluted)                 $   0.86            $   0.56

    The accompanying notes are an integral part of these
                         statements.







                        IDACORP, Inc.
              Consolidated Statements of Income

                                            Six Months Ended
                                                June 30,
                                         2000               1999
                                      (Thousands of Dollars except
                                          for per share amounts)

REVENUES:
   General business                    $262,382            $259,222
   Off-system sales                      99,979              67,031
   Other revenues                        17,053              12,969
      Total revenues                    379,414             339,222

EXPENSES:
   Operation:
     Purchased power                    114,519              40,415
     Fuel expense                        44,715              40,875
     Power cost adjustment              (18,685)             15,198
     Other                               73,121              73,964
   Maintenance                           22,912              19,382
   Depreciation                          39,836              38,575
   Taxes other than income taxes         10,890              11,259
      Total expenses                    287,308             239,668

INCOME FROM OPERATIONS                   92,106              99,554

OTHER INCOME:
    Allowance for equity funds used
      during construction                 1,091                 387
    Gain on sale of asset                14,000                   -
    Energy marketing activities -
      Net                                36,560               7,843
   Other - Net                            3,553               4,126
      Total other income                 55,204              12,356

INTEREST EXPENSE AND OTHER:
   Interest on long-term debt            26,415              27,153
   Other interest                         4,686               4,429
   Allowance for borrowed funds
     used during construction            (1,012)               (358)
   Preferred dividends of
     Idaho Power Company                  2,912               2,720
     Total interest expense and
       other                             33,001              33,944

INCOME BEFORE INCOME TAXES              114,309              77,966

INCOME TAXES                             39,707              27,224

NET INCOME                             $ 74,602            $ 50,742


AVERAGE COMMON SHARES OUTSTANDING
   (000)                                 37,612              37,612

EARNINGS PER SHARE OF COMMON STOCK
   (basic and diluted)                 $   1.98            $   1.35

    The accompanying notes are an integral part of these
                         statements.











                        IDACORP, Inc.
                 Consolidated Balance Sheets

                           Assets

                                      June 30,         December 31,
                                        2000              1999
                                        (Thousands of Dollars)

ELECTRIC PLANT:
   In service (at original cost)       $2,749,748          $2,726,026
   Accumulated provision for
     depreciation                      (1,110,710)         (1,073,722)
     In service - Net                   1,639,038           1,652,304
   Construction work in progress          118,107              91,637
   Held for future use                      2,018               1,742

      Electric plant - Net              1,759,163           1,745,683

INVESTMENTS AND OTHER PROPERTY            160,643             146,019

CURRENT ASSETS:
   Cash and cash equivalents               43,669             111,338
     Receivables:
     Customer                             139,331              98,923
     Allowance for uncollectible
       accounts                            (1,397)             (1,397)
     Notes                                  7,046               4,353
     Employee notes                         4,326               4,105
     Other                                  6,623               7,764
   Energy marketing assets                377,479              37,398
   Accrued unbilled revenues               42,397              31,994
   Materials and supplies (at
     average cost)                         30,471              29,611
   Fuel stock (at average cost)             8,350               9,329
   Prepayments                             20,054              16,097
   Regulatory assets associated
     with income taxes                      3,232                 893

      Total current assets                681,581             350,408

DEFERRED DEBITS:
   American Falls and Milner water
     rights                                31,585              31,585
   Company-owned life insurance            39,048              40,480
   Regulatory assets associated
     with income taxes                    212,111             214,782
   Regulatory assets - other               66,840              52,759
   Other                                   59,859              55,277

      Total deferred debits               409,443             394,883

      TOTAL                            $3,010,830          $2,636,993

    The accompanying notes are an integral part of these
                         statements.


                        IDACORP, Inc.
                 Consolidated Balance Sheets

               Capitalization and Liabilities

                                          June 30,      December 31,
                                             2000          1999
                                             (Thousands of Dollars)

CAPITALIZATION:
   Common stock equity:
     Common stock without par
       value (shares authorized
       120,000,000; shares
       outstanding - 37,612,351)       $  449,800          $  451,343
     Retained earnings                    339,774             300,093
     Accumulated other
       comprehensive income                 2,277               1,534

      Total common stock equity           791,851             752,970

   Preferred stock of Idaho Power
     Company                              105,583             105,811

   Long-term debt                         821,073             821,558

      Total capitalization              1,718,507           1,680,339

CURRENT LIABILITIES:
   Long-term debt due within one
     year                                   8,155              89,101
   Notes payable                           25,458              19,757
   Accounts payable                       195,068             145,737
   Energy marketing liabilities           378,329              33,814
   Taxes accrued                           23,707              21,313
   Interest accrued                        16,869              19,126
   Deferred income taxes                    3,232                 893
   Other                                   33,024              16,696

      Total current liabilities           683,842             346,437

DEFERRED CREDITS:
 Regulatory liabilities associated
   with deferred investment
   tax credits                             66,742              67,433
 Deferred income taxes                    435,448             430,468
 Regulatory liabilities
   associated with income taxes            33,506              33,817
 Regulatory liabilities - other             5,438               3,363
 Other                                     67,347              75,136

      Total deferred credits              608,481             610,217

COMMITMENTS AND CONTINGENT
      LIABILITIES

      TOTAL                            $3,010,830          $2,636,993

    The accompanying notes are an integral part of these
                         statements.




                        IDACORP, Inc.
          Consolidated Statements of Capitalization


                                         June 30,         December 31,
                                           2000     %     1999       %
                                           (Thousands of Dollars)
COMMON STOCK EQUITY:
   Common stock                        $  449,800          $  451,343
   Retained earnings                      339,774             300,093
   Accumulated other comprehensive
     income                                 2,277               1,534
      Total common stock equity           791,851   46        752,970  45

PREFERRED STOCK OF IDAHO POWER
COMPANY:
   4% preferred stock                      15,583              15,811
   7.68% Series, serial preferred
     stock                                 15,000              15,000
   7.07% Series, serial preferred
     stock                                 25,000              25,000
   Auction rate preferred stock            50,000              50,000
      Total preferred stock               105,583    6        105,811   6

LONG-TERM DEBT:
   First mortgage bonds:
     8.65 %Series due 2000                      -              80,000
     6.93 %Series due 2001                 30,000              30,000
     6.85 % Series due 2002                27,000              27,000
     6.40 % Series due 2003                80,000              80,000
     8    % Series due 2004                50,000              50,000
     5.83 % Series due 2005                60,000              60,000
     7.20 % Series due 2009                80,000              80,000
   Maturing 2021 through 2031 with
     rates ranging from 7.5% to
     9.52%                                230,000             230,000
      Total first mortgage bonds          557,000             637,000
   Amount due within one year                   -             (80,000)
      Net first mortgage bonds            557,000             557,000

   Pollution control revenue
     bonds:
     7  1/4%Series due 2008                 4,360               4,360
     8.30  %Series 1984 due 2014           49,800              49,800
     6.05  %Series 1996A due 2026          68,100              68,100
     Variable Rate Series 1996B
       due 2026                            24,200              24,200
     Variable Rate Series 1996C
       due 2026                            24,000              24,000
     Variable Rate Series 2000
       due 2027                             4,360                   -
      Total pollution control
        revenue bonds                     174,820             170,460
REA notes                                   1,377               1,415
Amount due within one year                    (77)                (76)
Net REA notes                               1,300               1,339
American Falls Bond guarantee              19,885              19,885
Milner Dam note guarantee                  11,700              11,700
Unamortized premium/discount - Net         (1,397)             (1,441)
Debt related to investments in
  affordable housing with
  rates ranging from 6.03% - 8.59%
  due 2000 to 2011                         65,373              71,183
     Amount due within one year            (8,078)             (9,025)
      Net affordable housing debt          57,295              62,158
Other subsidiary debt                         470                 457
      Total long-term debt                821,073   48        821,558   49

TOTAL CAPITALIZATION                   $1,718,507  100     $1,680,339 100

    The accompanying notes are an integral part of these
                         statements.


                        IDACORP, Inc.
            Consolidated Statements of Cash Flows

                                       Six Months Ended
                                           June 30,
                                      2000           1999
                                    (Thousands of Dollars)

OPERATING ACTIVITIES:
   Net income                          $  74,602           $  50,742
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Unrealized losses from
       energy marketing activities         4,434                  29
     Gain on sale of asset               (14,000)                  -
     Depreciation and amortization        48,490              47,717
     Deferred taxes and investment
       tax credits                         6,669              (2,282)
     Undistributed earnings of
       affiliates                         (6,495)             (1,438)
     Accrued PCA costs                   (18,962)             15,122
     Change in:
      Accounts receivable and
        prepayments                      (46,138)            (11,628)
      Accrued unbilled revenue           (10,403)              1,024
      Materials and supplies and
        fuel stock                           119              (4,467)
      Accounts payable                    49,331             (11,461)
      Taxes accrued                        2,394               2,589
      Other current assets and
        liabilities                        7,208               2,778
     Other - net                             399              (3,280)
   Net cash provided by operating
     activities                           97,648              85,445

INVESTING ACTIVITIES:
   Additions to utility plant            (53,838)            (51,517)
   Investments in affordable
     housing projects                    (10,704)            (10,591)
   Proceeds from sale of asset            17,500                   -
   Investments in Company - owned              -              (6,749)
     life insurance
   Other - net                            (5,809)             (1,915)
     Net cash used in investing
       activities                        (52,851)            (70,772)

FINANCING ACTIVITIES:
   Proceeds from issuance of:
     Pollution control revenue bonds       4,360                   -
     Long-term debt related to
       affordable housing projects         4,335               7,271
   Retirement of:
     Long-term debt related to
       affordable housing projects       (10,145)             (4,279)
   First mortgage bonds                  (80,000)                  -
   Dividends on common stock             (34,921)            (34,931)
   Increase in short-term                  5,701               9,626
     borrowings
   Other - net                            (1,796)               (556)
     Net cash used in financing
       activities                       (112,466)            (22,869)

Net decrease in cash and cash
  equivalents                            (67,669)             (8,196)

Cash and cash equivalents at
  beginning of period                    111,338              22,867

Cash and cash equivalents at end
  of period                            $  43,669           $  14,671

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
   Cash paid during the period
     for:
     Income taxes                      $  28,364           $  24,784
     Interest (net of amount
       capitalized)                    $  31,204           $  30,095




    The accompanying notes are an integral part of these
                         statements.





                        IDACORP, Inc.
       Consolidated Statements of Comprehensive Income

                                           Three Months Ended
                                                June 30,
                                            2000        1999
                                        (Thousands of Dollars)

     NET INCOME                          $32,522      $21,242

     OTHER COMPREHENSIVE INCOME:
       Unrealized gains on securities
         (net of tax of ($184))              606            -
     TOTAL COMPREHENSIVE INCOME          $33,128      $21,242





                                           Six Months Ended
                                               June 30,
                                           2000        1999
                                       (Thousands of Dollars)

     NET INCOME                          $74,602      $50,742

     OTHER COMPREHENSIVE INCOME:
       Unrealized gains on securities
         (net of tax of ($95))               743            -
     TOTAL COMPREHENSIVE INCOME          $75,345      $50,742




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

Financial Statements
In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly its consolidated financial position as of June 30, 2000, and its consolidated results of operations for the three and six months ended June 30, 2000 and 1999 and cash flows for the six months ended June
30, 2000 and 1999. These financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters that would be included in full year financial statements and therefore they should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended
December 31, 1999. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

Reclassifications
Certain items previously reported for periods prior to June
30, 2000 have been reclassified to conform with the current period's presentation. Net income was not affected by these reclassifications.


2.  INCOME TAXES

The Company's effective tax rate for the first six months decreased from 34.9 percent in 1999 to 34.7 percent in 2000.
Reconciliations between the statutory income tax rate and the effective rates are as follows (in thousands of dollars):

                                Six Months Ended June 30,
                                  2000             1999
                                Amount   Rate     Amount    Rate
Computed income taxes based
  on statutory
  federal income tax rate     $ 40,008    35.0%  $ 27,288    35.0%
Changes in taxes resulting
from:
  Investment tax credits        (1,542)   (1.4)    (1,481)   (1.9)
  Repair allowance              (1,400)   (1.2)    (1,137)   (1.5)
  Pension expense                 (950)   (0.8)         7     0.0
  State income taxes             5,607     4.9      4,230     5.4
  Depreciation                   3,461     3.0      2,662     3.4
  Tax credits                   (5,499)   (4.8)    (4,222)   (5.4)
  Preferred dividends of IPC     1,019     0.9        952     1.2
  Other                           (997)   (0.9)    (1,075)   (1.3)
            Total             $ 39,707    34.7%  $ 27,224    34.9%


3.  PREFERRED STOCK OF IDAHO POWER COMPANY:

The number of shares of IPC preferred stock outstanding were as follows:

                                      June 30,     December 31,
                                        2000         1999
Cumulative, $100 par value:
  4% preferred stock (authorized
    215,000 shares)                   155,827         158,112
  Serial preferred stock, 7.68%
    Series (authorized
    150,000 shares)                   150,000         150,000

Serial preferred stock, cumulative,
  without par value; total of
  3,000,000 shares authorized:
  7.07% Series, $100 stated value,
    (authorized 250,000 shares)       250,000         250,000
  Auction rate preferred stock,
    $100,000 stated value,
    (authorized 500 shares)               500             500


4.  FINANCING:

The Company currently has a $300.0 million shelf registration statement that can be used for the issuance of unsecured debt securities and preferred or common stock. At
June 30, 2000, none had been issued.

On March 23, 2000, IPC filed a $200.0 million shelf registration statement that can be used for first mortgage bonds (including medium term notes), unsecured debt, or preferred stock.

On January 1, 2000, IPC redeemed at maturity, $80.0 million
8.65% First Mortgage Bonds using funds from the issuance of $80.0 million Secured Medium Term Notes, Series B, 7.20% issued on November 23, 1999.

On April 26, 2000, at the Company's request, the American Falls Reservoir District issued its American Falls Refunding Replacement Dam Bonds, Series 2000, in the aggregate principal amount of $19.9 million for the purpose of refunding on April 26, 2000, a like amount of its bonds dated May 1, 1990. The Company has guaranteed repayment of these bonds.

On May 17, 2000, tax exempt Pollution Control Revenue Refunding Bonds Series 2000 in the aggregate principal amount of $4.4 million were issued by Port of Morrow, Oregon for the purpose of refunding on August 1, 2000, a like amount of its Pollution Control Revenue Bonds, Series 1978.

5.  COMMITMENTS AND CONTINGENT LIABILITIES:

Commitments under contracts and purchase orders relating to the Company's program for construction and operation of facilities amounted to approximately $9.2 million at June
30, 2000. The commitments are generally revocable by the Company subject to reimbursement of manufacturers' expenditures incurred and/or other termination charges.

The Company is party to various legal claims, actions, and complaints, certain of which involve material amounts.
Although the Company is unable to predict with certainty whether or not it will ultimately be successful in these legal proceedings or what the impact might be, based upon the advice of legal counsel, management presently believes that disposition of these matters will not have a material adverse effect on the Company's financial position, results of operation, or cash flows.

6.  REGULATORY ISSUES:

Power Cost Adjustment (PCA)
IPC has a PCA mechanism that provides for annual adjustments to the rates charged to its Idaho retail electric customers. These adjustments, which take effect annually on May 16, are based on forecasts of net power supply costs, and the true-up of the prior year's forecast. The difference between the actual costs incurred and the forecasted costs is deferred, with interest, and trued-up in the next annual rate adjustment.

The IPUC approved IPC's May 16, 2000 PCA adjustment, issuing Order 28358 dated May 9, 2000. This rate adjustment increased Idaho general business customer rates by 9.5 percent, and results from forecasted below-average hydroelectric generating conditions (see "Streamflow Conditions" below). Overall, IPC's annual general business revenues are expected to increase by $38 million during the 2000-2001 rate period, to partially offset the forecasted increase in power supply costs.

So far in the 2000-2001 PCA rate year, actual power supply costs have been greater than the forecast, due to actual hydroelectric generation being below the forecast, and purchased power volumes and prices being above the forecast. To account for these higher-than-forecasted costs, IPC has recorded a regulatory asset of $20.3 million as of June 30, 2000.

Regulatory Settlement
IPC had a settlement agreement with the IPUC that expired at the end of 1999. Under the terms of the settlement, when earnings in IPC's Idaho jurisdiction exceeded an 11.75 percent return on year-end common equity, IPC set aside 50 percent of the excess for the benefit of Idaho retail customers.

In March 2000 IPC submitted its 1999 annual earnings sharing compliance filing to the IPUC. This filing indicated that there was almost $9.6 million in 1999 earnings and $2.7 million in unused 1998 reserve balances available for the benefit of our Idaho customers.

In April 2000 the IPUC issued Order 28333, which ordered that $6.9 million of the revenue sharing balance be refunded to Idaho customers through rate reductions effective May 16, 2000. The Order also approved IPC's continued participation in the Northwest Energy Efficiency Alliance (NEEA) for the years 2000-2004, ordering IPC to set aside the remaining $5.4 million of revenue sharing dollars to fund that participation.

DSM (Conservation) Expenses
IPC requested that the IPUC allow for the recovery of post-1993 DSM expenses and acceleration of the recovery of DSM expenditures authorized in the last general rate case. In its Order No. 27660 issued on July 31, 1998, the IPUC set a new amortization period of 12 years instead of the 24-year period previously adopted. In 2000, the Idaho Supreme Court affirmed the IPUC order, after hearing an appeal by a group of industrial customers.


7.  NEW ACCOUNTING PRONOUNCEMENTS:

In June 1998 the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative financial instruments and other similar instruments and for hedging activities. It was originally effective for fiscal years beginning after June 15, 1999.
In June 1999 the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Standard No. 133", which defers the effective date of SFAS No. 133 one year. In June 2000, SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133" was issued. The Company is reviewing SFAS No. 133 and SFAS No. 138 to determine their effect on the Company's financial position and results of operations. The Company will adopt this standard on January 1, 2001.

8.  DERIVATIVE FINANCIAL INSTRUMENTS:

The following table shows a summary of the notional amounts of the Company's forward exposure (including both sales and purchases) as of June 30, 2000 and December 31, 1999. The maximum term related to any forward position is five years.

                     June 30, 2000          December 31, 1999
                   Gas      Electricity      Gas      Electricity
                  MMbtu's      MWh's       MMbtu's       MWh's

  Total gross
  notional
  volume         444,536         22,556    112,513         10,818


The following table displays the fair values of the Company's energy marketing assets and liabilities at June
30, 2000 and December 31, 1999 and the average values for the six months ended June 30, 2000 (in thousands of dollars):

            Balance at June 30,   Six Months Average       Balance at
                   2000              Balance             December 31, 1999
            Assets   Liabilities Assets    Liabilities  Assets    Liabilities

Gas         $ 85,925 $ 86,732    $ 52,872  $ 53,343     $  8,302  $  8,220
Electricity  291,554  291,597     122,427   116,425       29,096    25,594

  Total     $377,479 $378,329    $175,299  $169,768     $ 37,398  $ 33,814



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



The Company's marketing segment includes electricity and natural gas commodity trading, home security, internet and satellite television services, and energy-related products and services.

The Company also is involved in the development and sale of clean-energy products, including fuel cell and photovoltaic systems, invests in projects generating tax credits, and manages and develops independent power projects.

The following table summarizes IDACORP's segment information:


                           IPC                              Total
                         Utility     Marketing    Other    Enterprise
                                   (Thousands of Dollars)
  Three months ended
  June 30, 2000:
  Revenues             $  213,081  $        -  $       -   $  213,081
  Net income               12,762      17,499      2,261       32,522

  Total assets at
  June 30, 2000        $2,348,688  $  485,812  $ 176,330   $3,010,830

  Three months ended
  June 30, 1999:
  Revenues             $  165,072  $        -  $       -   $  165,072
  Net income               15,482       4,486      1,274       21,242

  Total assets at
  December 31, 1999    $2,355,907  $  129,275  $ 151,811   $2,636,993






                          IPC                               Total
                         Utility      Marketing    Other    Enterprise
                                   (Thousands of Dollars)
  Six months ended
  June 30, 2000:
  Revenues             $ 379,414   $        -    $      -  $   379,414
  Net income              37,856       22,664      14,082       74,602

  Six months ended
  June 30, 1999:
  Revenues             $ 339,222   $        -    $      -  $   339,222
  Net income              42,235        4,590       3,917       50,742










               INDEPENDENT ACCOUNTANTS' REPORT

IDACORP, Inc.
Boise, Idaho

We have reviewed the accompanying consolidated balance sheet and statement of capitalization of IDACORP, Inc. and subsidiaries as of June 30, 2000, and the related consolidated statements of income and comprehensive income for the three and six month periods ended June 30, 2000 and 1999 and consolidated statements of cash flows for the six month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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



DELOITTE & TOUCHE LLP
Boise, Idaho
July 25, 2000









                     Idaho Power Company
              Consolidated Statements of Income

                                            Three Months Ended
                                                 June 30,
                                          2000             1999
                                          (Thousands of Dollars)

 REVENUES:
    General business                   $  139,168          $ 129,530
    Off system sales                       64,054             29,520
    Other revenues                          9,859              6,022
     Total revenues                       213,081            165,072

 EXPENSES:
    Operation:
     Purchased power                      101,630             22,527
     Fuel expense                          20,056             18,854
     Power cost adjustment                (21,943)             6,192
     Other                                 37,885             41,196
    Maintenance                            13,902             11,499
    Depreciation                           19,949             19,404
    Taxes other than income taxes           5,463              5,676
       Total expenses                     176,942            125,348

 INCOME FROM OPERATIONS                    36,139             39,724

 OTHER INCOME:
    Allowance for equity funds used
      during construction                     635                230
    Energy marketing activities -          25,981              7,860
      Net
    Other - Net                             2,355                788
       Total other income                  28,971              8,878

 INTEREST CHARGES:
    Interest on long-term debt             13,226             13,720
    Other interest                            914              1,741
     Allowance for borrowed funds
       used during construction              (525)              (134)
       Total interest charges              13,615             15,327

 INCOME BEFORE INCOME TAXES                51,495             33,275

 INCOME TAXES                              19,341             10,479

 NET INCOME                                32,154             22,796
    Dividends on preferred stock            1,484              1,352

 EARNINGS ON COMMON STOCK              $   30,670          $  21,444



    The accompanying notes are an integral part of these
                         statements.




                     Idaho Power Company
              Consolidated Statements of Income

                                        Six Months Ended
                                            June 30,
                                     2000              1999
                                     (Thousands of Dollars)

 REVENUES:
    General business                   $262,382            $259,222
    Off system sales                     99,979              67,031
    Other revenues                       17,053              12,969
     Total revenues                     379,414             339,222

 EXPENSES:
    Operation:
     Purchased power                    114,519              40,415
     Fuel expense                        44,715              40,875
     Power cost adjustment              (18,685)             15,198
     Other                               73,121              73,964
    Maintenance                          22,912              19,382
    Depreciation                         39,836              38,575
    Taxes other than income taxes        10,890              11,259
       Total expenses                   287,308             239,668

 INCOME FROM OPERATIONS                  92,106              99,554

 OTHER INCOME:
    Allowance for equity funds
      used during construction            1,091                 387
    Energy marketing activities -
      Net                                33,705               8,586
    Other - Net                           7,081               2,739
       Total other income                41,877              11,712

 INTEREST CHARGES:
    Interest on long-term debt           26,358              27,080
    Other interest                        2,391               3,903
    Allowance for borrowed funds
      used during construction           (1,012)               (358)
       Total interest charges            27,737              30,625

 INCOME BEFORE INCOME TAXES             106,246              80,641

 INCOME TAXES                            40,366              27,061

 NET INCOME                              65,880              53,580
    Dividends on preferred stock          2,912               2,720

 EARNINGS ON COMMON STOCK              $ 62,968            $ 50,860




    The accompanying notes are an integral part of these
                         statements.












                     Idaho Power Company
                 Consolidated Balance Sheets

                           Assets

                                     June 30,            December 31,
                                       2000                1999
                                        (Thousands of Dollars)

ELECTRIC PLANT:
   In service (at original cost)       $2,749,748          $2,726,026
   Accumulated provision for
     depreciation                      (1,110,710)         (1,073,722)
     In service - Net                   1,639,038           1,652,304
   Construction work in progress          118,064              88,348
   Held for future use                      2,018               1,742

      Electric plant - Net              1,759,120           1,742,394

INVESTMENTS AND OTHER PROPERTY             27,020             117,759

CURRENT ASSETS:
   Cash and cash equivalents                7,806              95,038
   Receivables:
        Customer                          111,019              83,412
     Allowance for uncollectible
       accounts                            (1,397)             (1,397)
     Notes                                  2,886                 345
     Employee notes                         4,326               4,105
     Related parties                            -                 195
     Other                                  3,964               7,095
   Energy marketing assets                291,554              29,096
   Accrued unbilled revenues               42,397              31,994
   Materials and supplies (at
     average cost)                         26,222              28,960
   Fuel stock (at average cost)             8,350               9,329
   Prepayments                             19,856              16,054
   Regulatory assets associated
     with income taxes                      3,232                 893

      Total current assets                520,215             305,119

DEFERRED DEBITS:
   American Falls and Milner water
     rights                                31,585              31,585
   Company-owned life insurance            39,048              40,480
   Regulatory assets associated
     with income taxes                    212,111             214,782
   Regulatory assets - other               66,840              52,759
   Other                                   56,998              54,496

      Total deferred debits               406,582             394,102

      TOTAL                            $2,712,937          $2,559,374


    The accompanying notes are an integral part of these
                         statements.


                     Idaho Power Company
                 Consolidated Balance Sheets

               Capitalization and Liabilities

                                       June 30,          December 31,
                                         2000              1999
                                         (Thousands of Dollars)
CAPITALIZATION:
   Common stock equity:
   Common stock, $2.50 par value
     (50,000,000 shares
     authorized; 37,612,351 shares
     outstanding)                      $   94,031          $   94,031
     Premium on capital stock             362,278             362,203
     Capital stock expense                 (3,814)             (3,819)
     Retained earnings                    280,138             274,181
     Accumulated other
       comprehensive income                 2,277               1,534

      Total common stock equity           734,910             728,130

   Preferred stock                        105,583             105,811

   Long-term debt                         763,308             821,558

      Total capitalization              1,603,801           1,655,499

CURRENT LIABILITIES:
   Long-term debt due within one
     year                                      77              89,101
   Notes payable                           14,500              19,757
   Accounts payable                       130,371              95,125
   Notes and accounts payable to
     related parties                        6,497              10,076
   Energy marketing liabilities           291,598              25,594
   Taxes accrued                           15,553              21,773
   Interest accrued                        14,643              19,122
   Deferred income taxes                    3,232                 893
   Other                                   32,835              16,069

      Total current liabilities           509,306             297,510

DEFERRED CREDITS:
    Regulatory liabilities
      associated with deferred
      investment tax credits               66,742              67,433
   Deferred income taxes                  428,645             428,923
   Regulatory liabilities
     associated with income taxes          33,506              33,817
   Regulatory liabilities - other           5,438               3,363
   Other                                   65,499              72,829

      Total deferred credits              599,830             606,365

COMMITMENTS AND CONTINGENT
   LIABILITIES

      TOTAL                            $2,712,937          $2,559,374

    The accompanying notes are an integral part of these
                         statements.




                     Idaho Power Company
          Consolidated Statements of Capitalization

                                           June 30,        December 31,
                                              2000  %          1999     %
                                                (Thousands of Dollars)
COMMON STOCK EQUITY:
   Common stock                        $   94,031          $   94,031
   Premium on capital stock               362,278             362,203
   Capital stock expense                   (3,814)             (3,819)
   Retained earnings                      280,138             274,181
   Accumulated other comprehensive
     income                                 2,277               1,534
      Total common stock equity           734,910  46         728,130  44

PREFERRED STOCK:
   4% preferred stock                      15,583              15,811
   7.68% Series, serial preferred
     stock                                 15,000              15,000
   7.07% Series, serial preferred
     stock                                 25,000              25,000
   Auction rate preferred stock            50,000              50,000
      Total preferred stock               105,583   6         105,811   6

LONG-TERM DEBT:
   First mortgage bonds:
     8.65 %Series due 2000                      -              80,000
     6.93 % Series due 2001                30,000              30,000
     6.85 %Series due 2002                 27,000              27,000
     6.40 %Series due 2003                 80,000              80,000
     8    %Series due 2004                 50,000              50,000
     5.83 %Series due 2005                 60,000              60,000
     7.20 %Series due 2009                 80,000              80,000
     Maturing 2021 through
       2031 with rates ranging
       from 7.5% to 9.52%                 230,000             230,000
      Total first mortgage bonds          557,000             637,000
   Amount due within one year                   -             (80,000)
      Net first mortgage bonds            557,000             557,000
   Pollution control revenue
      bonds:
     7  1/4%Series due 2008                 4,360               4,360
     8.30 %Series 1984 due 2014            49,800              49,800
     6.05 %Series 1996A due 2026           68,100              68,100
     Variable Rate Series 1996B
       due 2026                            24,200              24,200
     Variable Rate Series 1996C
       due 2026                            24,000              24,000
     Variable Rate Series 2000
       due 2027                             4,360                   -
        Total pollution control
          revenue bonds                   174,820             170,460
REA notes                                   1,377               1,415
Amount due within one year                    (77)                (76)
Net REA notes                               1,300               1,339
American Falls bond guarantee              19,885              19,885
Milner Dam note guarantee                  11,700              11,700
Debt related to investments in
  affordable housing with
  rates ranging from 6.03% to
  8.77% due 2000 to 2010                        -              71,183
  Amount due within one year                    -              (9,025)
    Net affordable housing debt                 -              62,158
Other subsidiary debt                           -                 457
Unamortized premium/discount - Net         (1,397)             (1,441)
      Total long-term debt                763,308  48         821,558  50

TOTAL CAPITALIZATION                   $1,603,801 100      $1,655,499 100

    The accompanying notes are an integral part of these
                         statements.





                     Idaho Power Company
            Consolidated Statements of Cash Flows

                                             Six Months Ended
                                                  June 30,
                                          2000               1999
                                           (Thousands of Dollars)

OPERATING ACTIVITIES:
   Net income                          $  65,880           $  53,580
   Adjustments to reconcile net income
     to net cash:
     Unrealized losses from energy
       marketing activities                3,545               4,285
     Depreciation and amortization        44,895              47,592
     Deferred taxes and investment tax
       credits                             6,118              (2,105)
     Undistributed earnings of
       affiliate                          (4,151)             (1,189)
     Accrued PCA costs                   (18,962)             15,122
     Change in:
     Accounts receivable and             (33,684)              1,798
       prepayments
     Accrued unbilled revenue            (10,403)              1,024
     Materials and supplies and fuel
       stock                                 763              (4,267)
     Accounts payable                     38,126              (3,414)
     Taxes accrued                        (5,756)              2,242
     Other current assets and              7,256               2,369
       liabilities
     Other - net                            (426)            (10,777)
       Net cash provided by
         operating activities             93,201             106,260

INVESTING ACTIVITIES:
   Additions to utility plant            (53,838)            (50,249)
   Investments in affordable housing
     projects                                  -             (10,591)
   Investments in Company - owned life
     insurance                                 -              (6,749)
    Net cash of affiliates transferred
      to parent                           (4,737)                  -
   Other - net                            (3,733)              2,803
     Net cash used in investing
       activities                        (62,308)            (64,786)

FINANCING ACTIVITIES:
    Issuance of:
      Long-term debt related to
        affordable housing projects            -               7,271
      Pollution control revenue bonds      4,360                   -
    Retirement of:
      First mortgage bonds               (80,000)                  -
      Long-term debt related to
        affordable housing projects            -              (4,279)
    Dividends on common stock            (34,921)            (34,979)
    Dividends on preferred stock          (2,912)             (2,720)
    Decrease in short-term borrowings     (4,467)            (21,232)
    Other - net                             (185)                (56)
      Net cash used in financing
        activities                      (118,125)            (55,995)

Net decrease in cash and cash            (87,232)            (14,521)
  equivalents

Cash and cash equivalents at beginning
  of period                               95,038              20,029

Cash and cash equivalents at end of
  period                               $   7,806           $   5,508

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
   Cash paid during the period for:
     Income taxes                      $  30,788           $  23,844
     Interest (net of amount
       capitalized)                    $  29,331           $  29,466
    Net assets of affiliates
       transferred to parent           $  22,090           $       -


    The accompanying notes are an integral part of these
                         statements.






                     Idaho Power Company
       Consolidated Statements of Comprehensive Income

                                            Three Months Ended
                                                 June 30,
                                            2000          1999
                                          (Thousands of Dollars)

     NET INCOME                           $ 32,154      $ 22,796

     OTHER COMPREHENSIVE INCOME:
       Unrealized gains on securities
         (net of tax of ($184))                606             -
     TOTAL COMPREHENSIVE INCOME           $ 32,760      $ 22,796







                                           Six Months Ended
                                               June 30,
                                           2000        1999
                                       (Thousands of Dollars)

     NET INCOME                           $ 65,880      $ 53,580

     OTHER COMPREHENSIVE INCOME:
       Unrealized gains on securities
         (net of tax of ($95))                 743             -
     TOTAL COMPREHENSIVE INCOME           $ 66,623      $ 53,580




    The accompanying notes are an integral part of these
                         statements









                     Idaho Power Company
       Notes to the Consolidated Financial Statements

On October 1, 1998, IDACORP, Inc. (IDACORP) became the parent of Idaho Power Company and subsidiaries (IPC). On
January 1, 2000 IPC's ownership interests in two subsidiaries were transferred to IDACORP at book value.
IPC's consolidated balance sheet as of December 31, 1999
included total assets of $108 million and net assets of $22 million, and the consolidated statements of income for the quarter and six months ended June 30, 1999 included net income of $525 thousand and $840 thousand, respectively, attributable to the transferred subsidiaries.

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


2.   INCOME TAXES:

IPC's effective tax rate for the first six months increased from 33.6 percent in 1999 to 38.0 percent in 2000.
Reconciliations between the statutory income tax rate and the effective rates are as follows (in thousands of dollars):

                                 Six Months Ended June 30,
                                  2000              1999
                              Amount    Rate    Amount     Rate
Computed income taxes based
   on statutory
   federal income tax rate    $ 37,186    35.0% $ 28,224   35.0%
Changes in taxes resulting
  from:
  Investment tax credits        (1,542)   (1.4)   (1,481)  (1.8)
  Repair allowance              (1,400)   (1.3)   (1,137)  (1.4)
  Pension expense                 (950)   (0.9)        7    0.0
  State income taxes             5,145     4.8     4,230    5.2
  Depreciation                   3,461     3.3     2,662    3.3
  Affordable housing tax             -       -    (4,222)  (5.2)
    credits
  Other                         (1,534)   (1.5)   (1,222)  (1.5)
                Total         $ 40,366    38.0% $ 27,061   33.6%


8.   DERIVATIVE FINANCIAL INSTRUMENTS:

The following table shows a summary of the notional amounts of IPC's forward exposure (including both sales and purchases) as of June 30, 2000 and December 31, 1999. The maximum term related to any forward position is five years.

                        June 30, 2000    December 31, 1999
                        Electricity      Electricity
                           MWh's            MWh's

   Total gross
   notional volume       22,556            10,818

The following table displays the fair value of IPC's energy marketing assets and liabilities (all electricity) at June
30, 2000 and December 31, 1999 and the average values for the six months ended June 30, 2000 (in thousands of dollars):

Balance at June 30, 2000  Six Months Average      Balance at December 31,
                                 Balance                   1999
 Assets     Liabilities   Assets    Liabilities   Assets   Liabilities
 $291,554   $291,598      $122,427  $116,425      $ 29,096 $ 25,594




9.   INDUSTRY SEGMENT INFORMATION:

IPC's principal operating segment is its regulated electric operations, including the generation, transmission, distribution, purchase and sale of electricity.
Substantially all of IPC's revenue comes from the sale of electricity and related services, predominately in the United States

The Company's marketing segment represents its electricity commodity trading.

The following table summarizes IPC's segment information:


                         Regulated
                         Electric                             Total
                         Operations  Marketing    Other       Enterprise
                                    (Thousands of Dollars)
Three months ended
June 30, 2000:
Revenues               $  213,081    $        -   $       -   $  213,081
Net income                 14,246        16,195       1,713       32,154

Total assets at June
30, 2000               $2,348,688    $  336,288   $  27,961   $2,712,937

Three months ended
June 30, 1999:
Revenues               $  165,072    $        -   $       -   $  165,072
Net income                 16,834         4,858       1,104       22,796

Total assets at
December 31, 1999      $2,355,907    $   72,023   $ 131,444   $2,559,374






                         Regulated
                         Electric                              Total
                         Operations   Marketing     Other      Enterprise
                                    (Thousands of Dollars)
Six months ended June
30, 2000:
Revenues                 $  379,414   $         -   $      -   $ 379,414
Net income                   40,768        20,840      4,272      65,880

Six months ended June
30, 1999:
Revenues                 $  339,222   $         -   $      -   $ 339,222
Net income                   44,955         5,302      3,323      53,580






               INDEPENDENT ACCOUNTANTS' REPORT



Idaho Power Company
Boise, Idaho

We have reviewed the accompanying consolidated balance sheet and statement of capitalization of Idaho Power Company and subsidiaries as of June 30, 2000, and the related consolidated statements of income and comprehensive income for the three and six month periods ended June 30, 2000 and 1999 and consolidated statements of cash flows for the six month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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



DELOITTE & TOUCHE LLP
Boise, Idaho
July 25, 2000









Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERTIONS

In Management's Discussion and Analysis we explain the general financial condition and results of operations for IDACORP, Inc. and subsidiaries (IDACORP or the Company) and for Idaho Power Company and subsidiaries (IPC). IPC, an electric utility, is IDACORP's principal operating subsidiary. Except where we indicate otherwise, this discussion explains the material changes in results of operations and the financial condition of both IDACORP and IPC. This discussion should be read in conjunction with the accompanying consolidated financial statements of both IDACORP and IPC.

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

RESULTS OF OPERATIONS:

Quarter ended June 30, 2000 vs. Quarter ended June 30, 1999:

Earnings per share of IDACORP Common Stock:
Earnings per share (EPS) of IDACORP common stock (basic and diluted) was $0.86 for the quarter ended June 30, 2000, an increase of $0.30 over the same quarter last year. The increase in EPS was due primarily to improved results from energy marketing activities, which increased EPS approximately $0.34. Energy marketing is discussed below in "Other Income."

General Business Revenue
Our general business revenue is dependent on many factors, including the number of customers we serve, the rates we charge, and economic and weather conditions (temperature and precipitation) in our service territory. The following changes affected our general business revenue:

  Precipitation, which affects sales to irrigators, decreased 38 percent in May and June, the heavier irrigation sales months in the quarter. MWh sales to irrigation customers increased 44 percent.

  The average number of general business customers we served increased 2.7 percent. This increase was due primarily to economic growth in our service territory.

  Our revenue per MWh was mostly unchanged. Changes in revenue per MWh result principally from the annual rate adjustments authorized by regulatory authorities. These rate adjustments are discussed below in "PCA" and "Regulatory Settlement."

  Heating and cooling degree-days, common measures used in the utility industry to analyze demand, were below 1999 levels by 35 percent.

The combination of these factors resulted in an increase in general business revenue of $9.6 million.

Power Supply
Power supply components of income from operations include off-system sales, purchased power and fuel expenses and the PCA.

Off-system sales, consisting primarily of long-term sales contracts and opportunity sales of surplus system energy increased $34.5 million from last year while purchased power expenses increased $79.1 million. Our purchased power costs increase is due to a number of factors:

  Hydro generation was down from last year, necessitating more purchases in the open market.

  In late June 2000 a unit of the Bridger steam plant suffered a forced outage, requiring us to buy market-priced power.

  Market prices of purchased power increased significantly late in the quarter, resulting in a 64 percent increase in average price per MWh.

Off-system revenues were also lifted by the increase in market prices, with a 117 percent increase in the average price per MWh.





The $1.2 million increase in fuel expenses is due to two factors, a five percent increase in total MWhs generated at our coal-fired plants, and an increase in the average cost per ton of coal used. We increased utilization of these plants because of less hydro generation. Cost per ton was higher because a greater proportion of our generation was from our Valmy plant, which has a higher delivered cost of coal than our other plants.

The PCA decreased $28.1 million. The PCA is a regulatory mechanism that increases expense when actual power supply costs are below the costs forecasted in the annual PCA filing, and decreases expense when actual power supply costs are above the forecast. In 2000, actual power supply costs were significantly above the forecast, due to the factors
previously described, and resulted in a PCA credit.   In
1999, actual power supply costs were below that year's
forecast.   We discuss the PCA in more detail below in
"PCA."

The impact of these changes in net power supply costs is an increase in net expense in 2000 of $18 million.

Other expenses
Other operating expenses decreased $3.3 million. The decrease is due primarily to a reduction in pension costs for our defined benefit pension plan and decreased falling water expenses resulting from our refinancing of the American Falls bonds.

Other income
IDACORP's other income increased for the quarter, due to improved results from energy marketing activities, which increased IDACORP's other income by $20.9 million and IPC's other income by $18.1 million. This increase is due primarily to an increase in volumes and price volatility over last year. While managing within strict risk limits, our trading strategy was able to take advantage of several key market factors such as price differential between regions, the run-up in power and natural gas prices and the increase in volatility.

Income taxes
The increase in income taxes is predominately due to the increases in net income before taxes. IPC's effective tax rate increased because of a transfer of its IDACORP Financial Services (IFS) subsidiary to IDACORP on January 1, 2000. IFS invests in projects which generate income tax credits. These credits reduced IPC's income tax expense for periods prior to January 1, 2000.

Six months ended June 30, 2000 vs. Six months ended June 30,
1999:

Earnings per share of IDACORP Common Stock
Earnings per share of IDACORP common stock (basic and diluted) was $1.98 for the six months ended June 30, 2000, an increase of $0.63 over last year. The increase in EPS was due primarily to two factors, improved results from energy marketing activities, which increased EPS approximately $0.46, and the sale of the Hermiston Power
Project, which increased EPS approximately $0.22. These factors are discussed below in "Other Income."

General Business Revenue
The following changes affected our general business revenue:

  The average number of general business customers we served increased 2.7 percent, due primarily to economic growth in our service territory.
  Precipitation, which affects sales to irrigators, decreased 38 percent in May and June, the heavier irrigation sales months in the period. MWh sales to irrigation customers have increased 42 percent year-to-date.

  Our revenue per MWh decreased 4.1 percent compared to 1999. Changes in revenue per MWh result primarily from the annual rate adjustments authorized by regulatory authorities. These adjustments are discussed below in "PCA" and "Regulatory Settlement."

  Heating and cooling degree-days, common measures used in the utility industry to analyze demand, were below 1999 levels by 13 percent.

  Sales (in MWhs) to commercial and industrial customers increased 4.3 percent, due primarily to positive economic factors in our service territory.

The combination of these factors resulted in an increase in general business revenue of $3 million compared to 1999.


Power Supply
Off-system sales, consisting primarily of long-term sales contracts and opportunity sales of surplus system energy increased $32.8 million from last year while purchased power expenses increased $74.1 million. Our purchased power costs increase is due to a number of factors:

  Hydro generation was down from last year, necessitating more purchases in the open market.

  In late June 2000 a unit of the Bridger steam plant suffered a forced outage, requiring us to buy market-priced power.

  Market prices of purchased power increased significantly late in June, resulting in a 79 percent increase in average price per MWh.

Off-system revenues were also lifted by the significant increase in market prices, with a 75 percent increase in the average price per MWh.

The $3.8 million increase in fuel expenses is due to two factors, a ten percent increase in total MWhs generated at our coal-fired plants, and an increase in average price of coal used. We increased utilization of these plants because of less hydro generation. Cost per ton was higher because a greater proportion of our generation was from our Valmy plant, which has a higher delivered cost of coal.

The PCA decreased $33.9 million. The PCA is a regulatory mechanism that increases expense when actual power supply costs are below the costs forecasted in the annual PCA filing, and decreases expense when actual power supply costs are above the forecast. In 2000, actual power supply costs were significantly above the forecast, due to the power supply variations described above, and resulted in a PCA
credit.   In 1999, actual power supply costs were below that
year's forecast.   We discuss the PCA in more detail below
in "PCA."

The impact of these changes in net power supply costs is an increase in net expense in 2000 of $11.1 million.

Other expenses
Maintenance expenses increased $3 million. The increase is due primarily to tree trimming and pole maintenance efforts around our distribution system, and maintenance of the Bridger generation plant.

Other income
IDACORP's other income increased due primarily to the sale of our interest in the Hermiston Power Project, a 536 MW, gas-fired cogeneration project located near Hermiston, Oregon. We recorded a pre-tax gain of $14.0 million on this transaction. This item does not affect IPC's financial statements because Ida-West, the developer of the Hermiston project, is a subsidiary of IDACORP, and not IPC.

In addition, improved results from energy marketing activities increased IDACORP's other income by $28.7 million and IPC's other income by $25.1 million. This increase is due primarily to an increase in volumes and price volatility over last year. While managing within strict risk limits, our trading strategy was able to take advantage of several key market factors such as price differential between regions, the run-up in power and natural gas prices and the increase in volatility.

Income taxes
The increase in income taxes is predominantly due to the increases in net income before taxes. IPC's effective tax rate increased because of a transfer of its IDACORP Financial Services (IFS) subsidiary to IDACORP on January 1, 2000. IFS invests in projects which generate income tax credits. These credits reduced IPC's income tax expense for periods prior to January 1, 2000.

LIQUIDITY AND CAPITAL RESOURCES:

Cash Flow
For the six months ended June 30, 2000, IDACORP generated
$97.6 million in net cash from operations. After deducting for common stock dividends, net cash generation from operations provided approximately $62.7 million for our construction program and other capital requirements.




Cash Expenditures
We estimate that our total cash construction expenditures for 2000 will be approximately $121 million. This estimate is subject to revision in light of changing economic, regulatory, and environmental factors. During the first six months of 2000, we spent approximately $53.8 million for construction. Our primary financial commitments and obligations are related to contracts and purchase orders associated with ongoing construction programs. To the extent required, we expect to finance these commitments and obligations by using both internally generated funds and externally financed capital. At June 30, 2000, our short-term borrowings totaled $25.5 million.

Financing Program
IDACORP has a $300.0 million shelf registration statement that can be used for the issuance of unsecured debt securities and preferred or common stock. At June 30, 2000, none had been issued.

On March 23, 2000, IPC filed a $200.0 million shelf registration statement that can be used for both First
Mortgage Bonds (including Medium Term Notes), Preferred
Stock, and unsecured debt. At June 30, 2000, none had been issued.

On April 26, 2000, at the Company's request, the American Falls Reservoir District issued its American Falls Refunding Replacement Dam Bonds, Series 2000, in the aggregate principal amount of $19.9 million for the purpose of refunding on April 26, 2000, a like amount of its bonds dated May 1, 1990. IPC has guaranteed repayment of these bonds.

On May 17, 2000, tax exempt Pollution Control Revenue Refunding Bonds Series 2000 in the aggregate principal amount of $4.4 million were issued by Port of Morrow, Oregon for the purpose of refunding on August 1, 2000, a like amount of its Pollution Control Revenue Bonds, Series 1978.

REGULATORY ISSUES:

Power Cost Adjustment (PCA)
IPC has a PCA mechanism that provides for annual adjustments to the rates charged to its Idaho retail electric customers. These adjustments, which take effect annually on May 16, are based on forecasts of net power supply costs, and the true-up of the prior year's forecast. The difference between the actual costs incurred and the forecasted costs is deferred, with interest, and trued-up in the next annual rate adjustment.

The IPUC approved IPC's May 16, 2000 PCA adjustment, issuing Order 28358 dated May 9, 2000. This rate adjustment increased Idaho general business customer rates by 9.5 percent, and results from forecasted below-average hydroelectric generating conditions (see "Streamflow Conditions" below). Overall, IPC's annual general business revenues are expected to increase by $38 million during the 2000-2001 rate period, to partially offset the forecasted increase in power supply costs.

So far in the 2000-2001 PCA rate year, actual power supply costs have been greater than the forecast, due to actual hydroelectric generation being below the forecast, and purchased power volumes and prices being above the forecast. To account for these higher-than-forecasted costs, IPC has recorded a regulatory asset of $20.3 million as of June 30, 2000.

Regulatory Settlement
IPC had a settlement agreement with the IPUC that expired at the end of 1999. Under the terms of the settlement, when earnings in IPC's Idaho jurisdiction exceeded an 11.75 percent return on year-end common equity, IPC set aside 50 percent of the excess for the benefit of Idaho retail customers.

In March 2000 IPC submitted its 1999 annual earnings sharing compliance filing to the IPUC. This filing indicated that there was almost $9.6 million in 1999 earnings and $2.7 million in unused 1998 reserve balances available for the benefit of our Idaho customers.

In April 2000 the IPUC issued Order 28333, which ordered that $6.9 million of the revenue sharing balance be refunded to Idaho customers through rate reductions effective May 16, 2000. The Order also approved IPC's continued participation in the Northwest Energy Efficiency Alliance (NEEA) for the years 2000-2004, ordering IPC to set aside the remaining $5.4 million of revenue sharing dollars to fund that participation.



DSM (Conservation) Expenses
IPC requested that the IPUC allow for the recovery of post-1993 DSM expenses and acceleration of the recovery of DSM expenditures authorized in the last general rate case. In its Order No. 27660 issued on July 31, 1998, the IPUC set a new amortization period of 12 years instead of the 24-year period previously adopted. In 2000, the Idaho Supreme Court affirmed the IPUC order, after hearing an appeal by a group of industrial customers.

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

The aggregate potential daily loss in earnings from our energy trading activity as of June 30, 2000 is estimated to be $1.3 million at a 95 percent confidence interval and for a holding period of one business day. The potential loss in earnings was estimated using an analytic value-at-risk methodology. This methodology computes value-at-risk based upon market prices for futures and option-implied volatilities as of June 30, 2000. The value-at-risk is understood to be a forecast and is not guaranteed to occur. The chosen confidence level and holding period are industry standards. The confidence level and holding period imply that there is a five percent chance that the daily loss will exceed $1.3 million.

The primary factors causing the increase in our value-at-risk since December 31, 1999 is the large increase in electricity and natural gas prices and volatility since the beginning of the year. The value-at-risk estimate is reported on a daily basis and managed within acceptable limits by the Risk Management Committee.

Subsidiary Activities
IDACORP Financial, a wholly owned subsidiary of IDACORP, is expanding its investment portfolio to include projects that provide historical tax credits. IDACORP Financial recently closed on a historical tax credit project in San Diego, California, the El Cortez project, which is expected to contribute to earnings beginning in the third quarter of 2000.

In June, 2000, IdaTech (formerly Northwest Power Systems, a majority-owned subsidiary of IDACORP), delivered the first of 110 fuel cell systems to Bonneville Power Administration. Since then, two additional units have been delivered with the final seven "alpha" units scheduled to go out by the end of 2000. IdaTech also received an additional patent on its fuel processor. This patent covers the process that will help reduce the cost of the materials used in the hydrogen purification module. IdaTech is on schedule to demonstrate a natural gas fuel cell system later this summer and it continues to work on key alliances to meet the goal of commercializing fuel cell systems for home and small commercial applications by 2003.

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

Integrated Resource Plan (IRP)
Every two years, IPC is required to file with the IPUC and OPUC an Integrated Resource Plan (IRP), a comprehensive look at IPC's present and future demands for electricity and plan for meeting that demand. The 2000 IRP identifies a potential electricity shortfall within our utility service territory by mid-2004. The plan projects a 250 MW resource need in 2004 to satisfy energy demand during IPC's peak periods. Prior to 2004, the IRP calls for IPC to increase purchases from the Northwest energy markets to meet short-term energy needs. IPC anticipates that after 2004, transmission constraints will not allow it to continue to cover increasing demand by increasing purchases. The plan calls for IPC to issue a request for proposals (RFP) to acquire additional generating capacity accessible to IPC's utility service territory. The final decision on the acquisition of additional energy supplies will be made in consultation with the IPUC and OPUC.

In response to IPC's IRP filing, Ida-West Energy Company, IDACORP's unregulated subsidiary, has announced plans to respond to the RFP when it is issued. If selected, Ida-West intends to construct a 250-MW combined-cycle natural gas turbine facility within IPC's service territory. In June 2000, Ida-West filed an application with the Idaho Division of Environmental Quality seeking the necessary air quality permits to construct and operate the gas turbine generator.

Regional Transmission Organization
IPC and other regional utility entities are moving forward on the development of a regional transmission organization
(RTO) proposal for an October 15, 2000 filing as ordered by the FERC. The group has formed RTO West and filed articles of incorporation in May 2000. RTO West will use a collaborative approach to draft a proposal for establishing a transmission organization that gives power producers and marketers equal access to high voltage power lines and ensures regional grid reliability.

New Accounting Pronouncements
In June 1998 the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative financial instruments and other similar instruments and for hedging activities. In June 1999 the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Standard No. 133" which defers the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133." We are reviewing SFAS No. 133 and SFAS No. 138 to determine their effect on our financial position and results of operations. Significant interpretation, system development and potential derivative identification have been accomplished and the project is ongoing. We will adopt these statements on January 1, 2001.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

The information required by this item is included in Item 2
"Management's Discussion and Analysis of Financial Condition and Results of Operations" under "Energy Marketing".





Item 4. Submission of Matters to a Vote of Security Holders

  (a) Regular annual meeting of IDACORP'S stockholders, held May 11, 2000 in Boise, Idaho.

  (b) Directors elected at the meeting for a three-year term:
          Jan B. Packwood
          Peter T. Johnson
          Peter S. O'Neill

       Continuing Directors:
          Rotchford L. Barker            Roger L. Breezley
          Robert D. Bolinder             John B. Carley
          Jon H. Miller                  Jack K. Lemley
          Robert A. Tinstman             Evelyn Loveless


  (c)(1)a)  To elect three Director Nominees;

            Name               For         Withheld   Total Voted
            Peter T. Johnson   32,836,864  1,013,057  33,849,921
            Peter S. O'Neill   32,686,504  1,163,417  33,849,921
            Jan B. Packwood    32,782,516  1,067,405  33,849,921

     b)   To approve the IDACORP 2000 Long-Term Incentive and
          Compensation Plan, and;

         Class of Stock      For         Against    Abstain     Total Voted
          Common          25,112,143    7,800,812   936,966      33,849,921

     c) To ratify the selection of Deloitte & Touche LLP (D&T) as independent auditors for the fiscal year ending December 31, 2000.

         Class of Stock       For        Against    Abstain     Total Voted
          Common           33,241,217     299,596   309,108      33,849,921






Item 4. Submission of Matters to a Vote of Security Holders

 (a) Regular annual meeting of Idaho Power Company's stockholders, held May 11, 2000 in Boise, Idaho.

 (b) Directors elected at the meeting for a three-year term:
          Jan B. Packwood
          Peter T. Johnson
          Peter  S. O'Neill

       Continuing Directors:
          Rotchford L. Barker            Roger L. Breezley
          Robert D. Bolinder             John B. Carley
          Jon H. Miller                  Jack K. Lemley
          Robert A. Tinstman             Evelyn Loveless

 (c)(1)a)   To elect three Director Nominees;

                         Common            4% Preferred      7.68% Preferred
Name                  For     Withheld    For     Withheld   For     Withheld
Peter T. Johnson   37,612,351    -      2,221,420  59,940   98,779      150
Peter S. O'Neill   37,612,351    -      2,215,380  65,980   98,779      150
Jan B.  Packwood   37,612,351    -      2,219,660  61,700   98,779      150

     b)   To amend certain articles of Idaho Power Company
          Restated Articles of Incorporation to conform to Idaho law and the amended Bylaws of Idaho Power; and

                                                        Broker
         Class of Stock     For     Against  Abstain   Non-Votes  Total Voted
         Common          37,612,351    -        -          -       37,612,351
         4% Preferred     1,587,120  98,800   65,220    530,220     2,281,360
         7.68% Preferred     72,069     200      260     26,400        98,929
           Total         39,271,540  99,000   65,480    556,620    39,992,640

     c) To ratify the selection of Deloitte & Touche LLP (D&T) as independent auditors for the fiscal year ending
        December 31, 1999.

        Class of Stock      For      Against    Abstain   Total Voted
        Common           37,612,351     -            -     37,612,351
        4% Preferred      2,188,700   59,920     32,740     2,281,360
        7.68% Preferred      98,749      100         80        98,929
            Total        39,899,800   60,020     32,820    39,992,640

   (2)           Director Nominees

          Class of Stock    For         Withheld      Total Voted
        Common             37,612,351       -          37,612,351
        4% Preferred        2,215,380     65,980        2,281,360
        7.68% Preferred        98,779        150           98,929
            Total          39,926,510     66,130       39,992,640








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

3(a)(iii)                                Articles of Amendment to Restated
                                         Articles of Incorporation of IPC as
                                         filed with the Secretary of State of
                                         Idaho on June 15, 2000.

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

*3(h)         1-14465      3(c)          Amended  Bylaws of IDACORP,  Inc.  as
              Form 10-Q                  of July 8, 1999.
              for 6/30/99

*4(a)(i)      2-3413       B-2           Mortgage and Deed of Trust, dated  as
                                         of  October 1, 1937, between IPC  and
                                         Bankers     Trust     Company     and
                                         R. G. Page, as Trustees.


*4(a)(ii)                                IPC   Supplemental   Indentures    to
                                         Mortgage and Deed of Trust:
                                         Number         Dated
              1-MD         B-2-a         First          July 1, 1939
              2-5395       7-a-3         Second         November 15, 1943
              2-7237       7-a-4         Third          February 1, 1947
              2-7502       7-a-5         Fourth         May 1, 1948
              2-8398       7-a-6         Fifth          November 1, 1949
              2-8973       7-a-7         Sixth          October 1, 1951
              2-12941      2-C-8         Seventh        January 1, 1957
              2-13688      4-J           Eighth         July 15, 1957
              2-13689      4-K           Ninth          November 15, 1957
              2-14245      4-L           Tenth          April 1, 1958
              2-14366      2-L           Eleventh       October 15, 1958
              2-14935      4-N           Twelfth        May 15, 1959
              2-18976      4-O           Thirteenth     November 15, 1960
              2-18977      4-Q           Fourteenth     November 1, 1961
              2-22988      4-B-16        Fifteenth      September 15, 1964
              2-24578      4-B-17        Sixteenth      April 1, 1966
              2-25479      4-B-18        Seventeenth    October 1, 1966
              2-45260      2(c)          Eighteenth     September 1, 1972
              2-49854      2(c)          Nineteenth     January 15, 1974
              2-51722      2(c)(i)       Twentieth      August 1, 1974
              2-51722      2(c)(ii)      Twenty-first   October 15, 1974
              2-57374      2(c)          Twenty-second  November 15, 1976
              2-62035      2(c)          Twenty-third   August 15, 1978
              33-34222     4(d)(iii)     Twenty-fourth  September 1, 1979
              33-34222     4(d)(iv)      Twenty-fifth   November 1, 1981
              33-34222     4(d)(v)       Twenty-sixth   May 1, 1982
              33-34222     4(d)(vi)      Twenty-seventh May 1, 1986
              33-00440     4(c)(iv)      Twenty-eighth  June 30, 1989
              33-34222     4(d)(vii)     Twenty-ninth   January 1, 1990
              33-65720     4(d)(iv)      Thirty-first   August 15, 1991
              33-65720     4(d)(v)       Thirty-second  March 15, 1992
              33-65720     4(d)(vi)      Thirty-third   April 1, 1993
              1-3198       4             Thirty-fourth  December 1, 1993
              Form 8-K
              Dated
              12/17/93

 4(b) Instruments relating to IPC American Falls bond guarantee (see Exhibit 10(c)).

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

 *4(e)        1-14465      4             Rights Agreement, dated as of
              Form 8-K                   September 10, 1998, between IDACORP,
              dated                      Inc. and the Bank of New York as
              September                  Rights Agent.
              15, 1998

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

 *10(a)(i)    2-51762      5(c)          Amendment, dated February 1, 1974,
                                         relating to operation agreement
                                         filed as Exhibit 10(a).

 *10(b)       2-49584      5(c)          Agreement, dated as of October 11,
                                         1973, between IPC and Pacific
                                         Power & Light Company.

 10(c) Guaranty Agreement, dated April 11, 2000, between IPC and Bank One Trust Company, N.A., as Trustee, relating to $19,885,000 American Falls
                                         Replacement Dam Refinancing Bonds of
                                         the American Falls Reservoir
                                         District, Idaho.

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

 *10(h)(iv)1  1-14465      10(h)(iv)     The Revised Security Plan for Board
              1-3198                     of Directors - a non-qualified,
              Form 10-K                  deferred compensation plan effective
              for 1998                   August 1, 1996,  revised March 2,
                                         1999.

 *10(h)(v)1   14465        10(e)         IDACORP, Inc. Non-Employee Directors
              Form 10-Q                  Stock Compensation Plan as of May
              for 6/30/99                17, 1999.

 *10(h)(vi)   1-3198       10(y)         Executive Employment Agreement dated
              Form 10-K                  November 20, 1996 between IPC and
              for 1997                   Richard R. Riazzi.

 *10(h)(vii)  1-3198       10(g)         Executive Employment Agreement dated
              Form 10-Q                  April 12, 1999 between IPC and
              for 6/30/99                Marlene Williams.

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

 *10(h)(ix)1  1-14465      10(h)(ix)     IDACORP, Inc. 2000 Long-Term
              Form 10-K                  Incentive and Compensation Plan.
              for 1999

 *10(i)       33-65720     10(h)         Framework Agreement, dated October
                                         1, 1984, between the State of Idaho
                                         and IPC relating to IPC's Swan Falls
                                         and Snake River water rights.
 __________________________
 1 Compensatory plan


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

 12(d)                                   Statement Re:  Computation of Ratio
                                         of Earnings to Fixed Charges. (IPC)

 12(e) Statement Re: Computation of Supplemental Ratio of Earnings to Fixed Charges. (IPC)

 12(f)                                   Statement Re:  Computation of Ratio
                                         of Earnings to Combined Fixed
                                         Charges and Preferred Dividend
                                         Requirements. (IPC)

 12(g) Statement Re: Computation of Supplemental Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements. (IPC)

 15                                      Letter re: Unaudited Interim
                                         Financial Information

 27(a)                                   Financial Data Schedule for IDACORP,
                                         Inc.

 27(b)                                   Financial Data Schedule for IPC.




 (b) Reports on Form 8- K. No reports on Form 8- K were filed during the three-month period ended June 30, 2000.

 *   Previously filed and Incorporated herein by Reference.









                         SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  IDACORP, Inc.
                                  (Registrant)

 Date   August 4, 2000  By:  /s/  J LaMont Keen

                                  J LaMont Keen
                                  Senior Vice President
                                  Administration
                                  and Chief Financial Officer
                                  (Principal Financial Officer)

 Date   August 4, 2000  By:  /s/  Darrel T Anderson

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


                                  IDAHO POWER COMPANY
                                  (Registrant)

 Date   August 4, 2000  By:  /s/  J LaMont Keen

                                  J LaMont Keen
                                  Senior Vice President
                                  Administration
                                  and Chief Financial Officer
                                  (Principal Financial Officer)

 Date   August 4, 2000  By:  /s/  Darrel T Anderson

                                  Darrel T Anderson
                                  Vice President Finance
                                  and Treasurer
                                  (Principal Accounting Officer)