Form 10-Q
period 2000-09-30
IDACORP INC; IDAHO POWER CO
filed 2000-11-03
CIK 1057877, 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                  Washington, D. C.  20549

                          FORM 10-Q

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2000

                             OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

            For the transition period from        to

Commission File   Exact name of registrants as            I.R.S. Employer
    Number        specified in their charters,         Identification Number
                  state of incorporation, address
                  of principal executive offices,
                  and telephone number

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

                        Yes   X    No

Number of shares of Common Stock outstanding as of September 30, 2000:

            IDACORP,Inc.:         37,414,307
            Idaho Power Company:  37,612,351 shares, all of which are held by
                                  IDACORP, Inc.

This combined form 10-Q represents separate filings by IDACORP, Inc. and Idaho Power Company. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Idaho Power
Company makes no representations as to the information relating to IDACORP, Inc.'s other operations.




                            INDEX
                                                                Page

  Definitions                                                      2

  Part I.  Financial Information:
     Item 1.  Financial Statements
        IDACORP, Inc.:
          Consolidated Statements of Income                      3-4
          Consolidated Balance Sheets                            5-6
          Consolidated Statements of Capitalization                7
          Consolidated Statements of Cash Flows                    8
          Consolidated Statements of Comprehensive Income          9
          Notes to Consolidated Financial Statements           10-14
          Independent Accountants' Report                         15
        Idaho Power Company:
          Consolidated Statements of Income                    16-17
          Consolidated Balance Sheets                          18-19
          Consolidated Statements of Capitalization               20
          Consolidated Statements of Cash Flows                   21
          Consolidated Statements of Comprehensive Income         22
          Notes to Consolidated Financial Statements           23-24
          Independent Accountants' Report                         25

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations    26-33

  Part II.  Other Information:

     Item 1.  Legal Proceedings                                34-35
     Item 6.  Exhibits and Reports on Form 8-K                 36-39

  Signatures                                                   40-41


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




               PART I - FINANCIAL INFORMATION
                Item 1.  Financial Statements
                        IDACORP, Inc.
              Consolidated Statements of Income

                                            Three Months Ended
                                               September 30,
                                        2000                 1999
                                     (Thousands of Dollars except
                                        for per share amounts)

REVENUES:
   General business                  $  158,611          $  137,193
   Off system sales                      61,179              19,078
   Other revenues                        11,749               5,707
     Total revenues                     231,539             161,978

EXPENSES:
   Operation:
     Purchased power                    139,243              41,088
     Fuel expense                        23,811              23,523
     Power cost adjustment              (45,612)            (14,774)
     Other                               35,505              36,615
   Maintenance                           13,676              10,903
   Depreciation                          19,933              19,511
   Taxes other than income taxes          5,024               5,170
      Total expenses                    191,580             122,036

INCOME FROM OPERATIONS                   39,959              39,942

OTHER INCOME:
   Allowance for equity funds used
     during construction                    696                 322
   Energy marketing activities - Net     42,019               6,802
   Other - Net                           (2,767)              2,098
      Total other income                 39,948               9,222

INTEREST EXPENSE AND OTHER:
   Interest on long-term debt            13,239              13,078
   Other interest                         2,366               2,339
   Allowance for borrowed funds used
     during construction                   (609)               (247)
   Preferred dividends of Idaho
     Power Company                        1,511               1,401
      Total interest expense and
      other                              16,507              16,571

INCOME BEFORE INCOME TAXES               63,400              32,593

INCOME TAXES                             21,839              10,574

NET INCOME                           $   41,561          $   22,019

AVERAGE COMMON SHARES
   OUTSTANDING (000)                     37,524              37,612

EARNINGS PER SHARE OF COMMON
  STOCK (basic and diluted)          $     1.11          $     0.59


    The accompanying notes are an integral part of these statements.







                        IDACORP, Inc.
              Consolidated Statements of Income

                                            Nine Months Ended
                                              September 30,
                                         2000                 1999
                                    (Thousands of Dollars except
                                       for per share amounts)

REVENUES:
   General business                  $  420,993          $  396,415
   Off-system sales                     161,158              86,109
   Other revenues                        28,803              18,676
      Total revenues                    610,954             501,200

EXPENSES:
   Operation:
     Purchased power                    253,762              81,503
     Fuel expense                        68,526              64,398
     Power cost adjustment              (64,297)                424
     Other                              108,626             110,579
   Maintenance                           36,589              30,285
   Depreciation                          59,769              58,087
   Taxes other than income taxes         15,914              16,429
      Total expenses                    478,889             361,705

INCOME FROM OPERATIONS                  132,065             139,495

OTHER INCOME:
    Allowance for equity funds
      used during construction            1,787                 710
    Gain on sale of asset                14,000                   -
   Energy marketing activities -
     Net                                 78,579              14,646
   Other - Net                              786               6,224
      Total other income                 95,152              21,580

INTEREST EXPENSE AND OTHER:
   Interest on long-term debt            39,654              40,231
   Other interest                         7,051               6,768
   Allowance for borrowed funds
     used during construction            (1,620)               (605)
   Preferred dividends of
      Idaho Power Company                 4,423               4,121
      Total interest expense and         49,508              50,515
        other

INCOME BEFORE INCOME TAXES              177,709             110,560

INCOME TAXES                             61,546              37,799

NET INCOME                           $  116,163          $   72,761

AVERAGE COMMON SHARES OUTSTANDING
  (000)                                  37,581              37,612

EARNINGS PER SHARE OF COMMON STOCK
   (basic and diluted)               $     3.09          $     1.93


    The accompanying notes are an integral part of these statements.











                        IDACORP, Inc.
                 Consolidated Balance Sheets

                           Assets

                                      September 30,      December 31,
                                          2000               1999
                                          (Thousands of Dollars)

ELECTRIC PLANT:
   In service (at original cost)     $ 2,772,976         $ 2,726,026
   Accumulated provision for
     depreciation                     (1,126,861)         (1,073,722)
     In service - Net                  1,646,115           1,652,304
   Construction work in progress         133,021              91,637
   Held for future use                     2,018               1,742

      Electric plant - Net             1,781,154           1,745,683

INVESTMENTS AND OTHER PROPERTY           156,285             146,019

CURRENT ASSETS:
   Cash and cash equivalents              18,491             111,338
     Receivables:
     Customer                            191,566              98,923
     Allowance for uncollectible
       accounts                           (1,397)             (1,397)
     Notes                                 6,923               4,353
     Employee notes                        4,310               4,105
     Other                                 4,714               7,764
   Energy marketing assets               452,036              37,398
   Accrued unbilled revenues              34,169              31,994
   Materials and supplies (at
     average cost)                        28,521              29,611
   Fuel stock (at average cost)            7,398               9,329
   Prepayments                            22,133              16,097
   Regulatory assets associated
     with income taxes                     3,232                 893

      Total current assets               772,096             350,408

DEFERRED DEBITS:
   American Falls and Milner water
     rights                               31,585              31,585
   Company-owned life insurance           39,510              40,480
   Regulatory assets associated
     with income taxes                   212,869             214,782
   Regulatory assets - PCA                62,509                   -
   Regulatory assets - other              47,532              56,137
   Other                                  68,398              55,277

      Total deferred debits              462,403             398,261

      TOTAL                          $ 3,171,938         $ 2,640,371

    The accompanying notes are an integral part of these statements.


                        IDACORP, Inc.
                 Consolidated Balance Sheets

               Capitalization and Liabilities

                                      September 30,       December 31,
                                          2000                1999
                                           (Thousands of Dollars)

CAPITALIZATION:
   Common stock equity:
     Common stock without par
       value (authorized 120
       million Shares; 37,612,351
       shares issued)                $   452,021         $   451,343
     Retained earnings                   363,870             300,093
     Accumulated other
       comprehensive income                2,526               1,534

      Total                              818,417             752,970

     Treasury stock - (198,044
       shares, at cost)                   (8,014)                  -

         Total common stock equity       810,403             752,970

   Preferred stock of Idaho Power
     Company                             105,443             105,811

   Long-term debt                        783,478             821,558

      Total capitalization             1,699,324           1,680,339

CURRENT LIABILITIES:
   Long-term debt due within one
     year                                 39,896              89,101
   Notes payable                          67,175              19,757
   Accounts payable                      227,019             145,737
   Energy marketing liabilities          436,548              33,814
   Taxes accrued                          24,024              21,313
   Interest accrued                       16,978              19,126
   Deferred income taxes                   3,232                 893
   Other                                  19,796              16,696

      Total current liabilities          834,668             346,437

DEFERRED CREDITS:
  Regulatory liabilities associated
    with deferred investment
    tax credits                           66,396              67,433
  Deferred income taxes                  459,711             430,468
  Regulatory liabilities
    associated with income taxes          33,506              33,817
  Regulatory liabilities - PCA                 -               3,378
   Regulatory liabilities - other          5,183               3,363
   Other                                  73,150              75,136

      Total deferred credits             637,946             613,595

COMMITMENTS AND CONTINGENT
      LIABILITIES

      TOTAL                          $ 3,171,938         $ 2,640,371

    The accompanying notes are an integral part of these statements.




                        IDACORP, Inc.
          Consolidated Statements of Capitalization


                                       September 30,      December 31,
                                            2000      %      1999        %
                                      (Thousands of Dollars)
COMMON STOCK EQUITY:
   Common stock                      $   452,021         $   451,343
   Retained earnings                     363,870             300,093
   Accumulated other comprehensive
     income                                2,526               1,534
      Total                              818,417             752,970
   Treasury stock                         (8,014)                  -
      Total common stock equity          810,403     48      752,970    45

PREFERRED STOCK OF IDAHO POWER
   COMPANY:
   4% preferred stock                     15,443              15,811
   7.68% Series, serial preferred
     stock                                15,000              15,000
   7.07% Series, serial preferred
     stock                                25,000              25,000
   Auction rate preferred stock           50,000              50,000
      Total preferred stock              105,443      6      105,811     6

LONG-TERM DEBT:
   First mortgage bonds:
     8.65 % Series due 2000                    -              80,000
     6.93 % Series due 2001               30,000              30,000
     6.85 % Series due 2002               27,000              27,000
     6.40 % Series due 2003               80,000              80,000
     8    % Series due 2004               50,000              50,000
     5.83 % Series due 2005               60,000              60,000
     7.20 % Series due 2009               80,000              80,000
     Maturing 2021 through 2031
       with rates ranging
       from 7.50% to 9.52%               230,000             230,000
       Total first mortgage bonds        557,000             637,000
       Amount due within one year        (30,000)            (80,000)
       Net first mortgage bonds          527,000             557,000
   Pollution control revenue bonds:
     7 1/4% Series due 2008                    -               4,360
     8.30 %  Series 1984 due 2014         49,800              49,800
     6.05 % Series 1996A due 2026         68,100              68,100
     Variable Rate Series 1996B
       due 2026                           24,200              24,200
     Variable Rate Series 1996C
       due 2026                           24,000              24,000
     Variable Rate Series 2000
       due 2027                            4,360                   -
      Total pollution control
        revenue bonds                    170,460             170,460
REA notes                                  1,358               1,415
Amount due within one year                   (77)                (76)
       Net REA notes                       1,281               1,339
American Falls Bond guarantee             19,885              19,885
Milner Dam note guarantee                 11,700              11,700
Unamortized premium/discount - Net        (1,370)             (1,441)
Debt related to investments in
  affordable housing with
  rates ranging from 6.03% -
  8.59% due 2000 to 2011                  63,005              71,183
     Amount due within one year           (9,819)             (9,025)
      Net affordable housing debt         53,186              62,158
Other subsidiary debt                      1,336                 457
      Total long-term debt               783,478     46      821,558    49

TOTAL CAPITALIZATION                 $ 1,699,324    100  $ 1,680,339   100


    The accompanying notes are an integral part of these statements.






                        IDACORP, Inc.
            Consolidated Statements of Cash Flows

                                            Nine Months Ended
                                               September 30,
                                         2000                 1999
                                          (Thousands of Dollars)

OPERATING ACTIVITIES:
   Net income                        $   116,163         $    72,761
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Unrealized gains from energy
       marketing activities              (11,904)             (3,584)
     Gain on sale of asset               (14,000)                  -
     Depreciation and amortization        73,996              68,913
     Deferred taxes and investment
       tax credits                        29,741              (1,963)
     Accrued PCA costs                   (65,190)                243
     Change in:
       Accounts receivable and
         prepayments                     (98,296)            (35,122)
       Accrued unbilled revenue           (2,175)              8,386
       Materials and supplies and
         fuel stock                        3,021              (3,155)
       Accounts payable                   80,613              44,373
       Taxes accrued                       2,711               6,290
       Other current assets and
         liabilities                      (5,823)              2,326
     Other - net                          (5,166)              9,285
   Net cash provided by operating
     activities                          103,691             168,753

INVESTING ACTIVITIES:
   Additions to utility plant            (88,944)             (73,113)
   Investments in affordable
     housing projects                    (15,813)             (17,556)
   Proceeds from sale of asset            17,500                    -
   Investments in Company - owned
     life insurance                            -               (6,462)
   Other - net                            (8,012)              (5,510)
     Net cash used in investing
       activities                        (95,269)            (102,641)

FINANCING ACTIVITIES:
   Proceeds from issuance of:
     Pollution control revenue bonds       4,360                    -
     Long-term debt related to
       affordable housing projects         6,995               14,582
   Retirement of:
     Long-term debt related to
       affordable housing projects       (15,173)              (6,446)
     First mortgage bonds                (80,000)                   -
     Pollution control revenue bonds      (4,360)                   -
   Reacquisition of common shares         (8,014)                   -
   Dividends on common stock             (52,386)             (52,395)
   Increase (decrease) in short-
     term borrowings                      47,418              (26,894)
   Other - net                              (109)                (619)
     Net cash used in financing
       activities                       (101,269)             (71,772)

Net decrease in cash and cash
   equivalents                           (92,847)              (5,660)

Cash and cash equivalents at
   beginning of period                   111,338               22,867

Cash and cash equivalents at end
   of period                         $    18,491          $    17,207

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:
   Cash paid during the period for:
     Income taxes                    $    30,928          $    34,017
     Interest (net of amount
     capitalized)                    $    45,960          $    46,836



    The accompanying notes are an integral part of these statements.





                        IDACORP, Inc.
       Consolidated Statements of Comprehensive Income

                                              Three Months Ended
                                                 September 30,
                                             2000          1999
                                            (Thousands of Dollars)

 NET INCOME                               $  41,561     $  22,019

 OTHER COMPREHENSIVE INCOME:
    Unrealized gains (losses) on
      securities-net of tax of
      $161 and ($588)                           249          (912)
 TOTAL COMPREHENSIVE INCOME               $  41,810     $  21,107





                                              Nine Months Ended
                                                 September 30,
                                             2000          1999
                                            (Thousands of Dollars)

 NET INCOME                               $ 116,163     $  72,761

 OTHER COMPREHENSIVE INCOME:
    Unrealized gains (losses) on
      securities -net of tax of
      $67 and ($588)                            992          (912)
 TOTAL COMPREHENSIVE INCOME               $ 117,155     $  71,849



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

Financial Statements
In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly its consolidated financial position as of September 30, 2000, and its consolidated results of operations for the three and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999. These financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters that would be included in full year financial statements and therefore they should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

Reclassifications
Certain items previously reported for periods prior to September 30, 2000 have been reclassified to conform with the current period's presentation. Net income was not affected by these reclassifications.

2.  INCOME TAXES

The Company's effective tax rate for the first nine months increased from 34.2 percent in 1999 to 34.6 percent in 2000.
Reconciliations between the statutory income tax rate and the effective rates are as follows (in thousands of dollars):

                               Nine Months Ended September 30,
                                  2000             1999
                               Amount     Rate    Amount     Rate
Computed income taxes based
  on statutory Federal income
  tax rate                    $ 62,198    35.0%  $ 38,696    35.0%
Changes in taxes resulting
from:
  Investment tax credits        (2,313)   (1.3)    (2,221)   (2.0)
  Repair allowance              (2,100)   (1.2)    (2,066)   (1.9)
  Pension expense               (1,420)   (0.8)        40     0.0
  State income taxes             9,110     5.1      5,964     5.4
  Depreciation                   5,154     2.9      3,952     3.6
  Tax credits                  (10,257)   (5.8)    (6,958)   (6.3)
  Preferred dividends of IPC     1,548     0.9      1,442     1.3
  Other                           (374)   (0.2)    (1,050)   (0.9)
        Total                 $ 61,546    34.6%  $ 37,799    34.2%


3.  PREFERRED STOCK OF IDAHO POWER COMPANY:

The number of shares of IPC preferred stock outstanding were as follows:

                                     September 30,     December 31,
                                         2000              1999
Cumulative, $100 par value:
  4% preferred stock (authorized
     215,000 shares)                    154,432          158,112
  Serial preferred stock, 7.68%
     Series (authorized
     150,000 shares)                    150,000          150,000

Serial preferred stock, cumulative,
  without par value; total of
  3,000,000 shares authorized:
  7.07% Series, $100 stated value,
     (authorized 250,000 shares)        250,000          250,000
  Auction rate preferred stock,
     $100,000 stated value,
     (authorized 500 shares)                500              500


4.  FINANCING:

The Company currently has a $300.0 million shelf registration statement that can be used for the issuance of unsecured debt securities and preferred or common stock. At
September 30, 2000, none had been issued.

On March 23, 2000, IPC filed a $200.0 million shelf
registration statement that can be used for first mortgage
bonds (including medium term notes), unsecured debt, or
preferred stock.   At September 30, 2000, none had been
issued.

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

5.  COMMITMENTS AND CONTINGENT LIABILITIES:

Commitments under contracts and purchase orders relating to the Company's program for construction and operation of facilities amounted to approximately $41.3 million at September 30, 2000. The commitments are generally revocable by the Company subject to reimbursement of manufacturers' expenditures incurred and/or other termination charges.

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

6.  REGULATORY ISSUES:

Power Cost Adjustment
IPC has a PCA mechanism that provides for annual adjustments to the rates charged to its Idaho retail electric customers. These adjustments, which take effect annually on May 16, are based on forecasts of net power supply costs, and the true-up of the prior year's forecast. The difference between the actual costs incurred and the forecasted costs is deferred, with interest, and trued-up in the next annual rate adjustment.

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

So far in the 2000-2001 PCA rate year, actual power supply costs have been greater than the forecast, due to actual hydroelectric generation being below the forecast, and purchased power volumes and prices being above the forecast. To account for these higher-than-forecasted costs, IPC has recorded a regulatory asset of $65.3 million as of September 30, 2000.

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

DSM (Conservation) Expenses
IPC requested that the IPUC allow for the recovery of post-
1993 DSM expenses and acceleration of the recovery of DSM expenditures authorized in the last general rate case. In its Order No. 27660 issued on July 31, 1998, the IPUC set a new amortization period of 12 years instead of the 24-year period previously adopted. On April 17, 2000, the Idaho
Supreme Court affirmed the IPUC order, after hearing an appeal by a group of industrial customers.


7.   NEW ACCOUNTING PRONOUNCEMENTS:

In June 1998, the FASB issued "SFAS" No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness. The Derivatives Implementation Group
(DIG), a task force created by the FASB, is continuing to identify and resolve implementation questions related to SFAS 133.

The Company appointed a team to implement SFAS 133. This team has been identifying and evaluating potential derivatives, including embedded derivatives, and addressing various other SFAS 133 related issues. The Company will adopt SFAS 133 and the corresponding amendments under SFAS
138 on January 1, 2001. The SFAS 133 team is currently determining the impact of SFAS 133 on the consolidated results of operations and financial position. This statement should have no impact on consolidated cash flows.

8.  DERIVATIVE FINANCIAL INSTRUMENTS:

The following table shows a summary of the notional amounts of the Company's forward exposure (including both sales and purchases) as of September 30, 2000 and December 31, 1999.
The maximum term related to any forward position is ten years.

                         September 30, 2000         December 31, 1999
                        Gas       Electricity      Gas      Electricity
                      MMbtu's        MWh's       MMbtu's       MWh's
  notional volume     214,251       26,632       112,513      10,818

The following table displays the fair values of the Company's energy marketing assets and liabilities at September 30, 2000 and December 31, 1999 and the average values for the nine months ended September 30, 2000 (in thousands of dollars):

                   Balance at            Nine Months          Balance at
               September 30, 2000      Average Balance     December 31, 1999
               Assets  Liabilities   Assets   Liabilities  Assets  Liabilities

Gas           $ 91,315 $ 83,351     $ 59,495  $ 63,613    $ 8,302  $ 8,220
Electricity    360,721  353,197      214,120   207,746     29,096   25,594

Total         $452,036 $436,548     $273,615  $271,359    $37,398  $33,814


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

The following table summarizes IDACORP's segment information:


                            IPC                                    Total
                           Utility      Marketing    Other       Enterprise
                                         (Thousands of Dollars)
Three months ended
September 30, 2000:
Revenues                 $   231,539    $       -    $       -   $   231,539
Net income                    14,947       25,585        1,029        41,561

Total assets at
  September 30, 2000     $ 2,375,703    $ 600,688    $ 195,547   $ 3,171,938

Three months ended
September 30, 1999:
Revenues                 $   161,978    $       -    $       -   $   161,978
Net income                    14,580        4,009        3,430        22,019

Total assets at
  December 31, 1999      $ 2,359,285    $ 129,275    $ 151,811   $ 2,640,371




                            IPC                                   Total
                           Utility      Marketing    Other     Enterprise
                                       (Thousands of Dollars)
Nine months ended
September 30, 2000:
Revenues                 $ 610,954      $      -     $      -   $ 610,954
Net income                  52,599        48,429       15,135     116,163

Nine months ended
September 30, 1999:
Revenues                 $ 501,200      $      -     $      -   $ 501,200
Net income                  56,815         8,599        7,347      72,761






               INDEPENDENT ACCOUNTANTS' REPORT

IDACORP, Inc.
Boise, Idaho

We have reviewed the accompanying consolidated balance sheet and statement of capitalization of IDACORP, Inc. and subsidiaries as of September 30, 2000, and the related consolidated statements of income and comprehensive income for the three and nine month periods ended September 30, 2000 and 1999 and consolidated statements of cash flows for the nine month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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



DELOITTE & TOUCHE LLP
October 26, 2000





                     Idaho Power Company
              Consolidated Statements of Income

                                            Three Months Ended
                                              September 30,
                                        2000                1999
                                         (Thousands of Dollars)

REVENUES:
   General business                  $  158,611          $  137,193
   Off system sales                      61,179              19,078
   Other revenues                        11,749               5,707
     Total revenues                     231,539             161,978

EXPENSES:
   Operation:
     Purchased power                    139,243              41,088
     Fuel expense                        23,811              23,523
     Power cost adjustment              (45,612)            (14,774)
     Other                               35,505              36,615
   Maintenance                           13,676              10,903
   Depreciation                          19,933              19,511
   Taxes other than income taxes          5,024               5,170
      Total expenses                    191,580             122,036

INCOME FROM OPERATIONS                   39,959              39,942

OTHER INCOME:
   Allowance for equity funds used
     during construction                    696                 322
   Energy marketing activities - Net     41,616               7,266
   Other - Net                            2,903               1,064
      Total other income                 45,215               8,652

INTEREST CHARGES:
   Interest on long-term debt            13,217              13,041
   Other interest                         1,042               2,010
   Allowance for borrowed funds used
     during construction                   (609)               (247)
      Total interest charges             13,650              14,804

INCOME BEFORE INCOME TAXES               71,524              33,790

INCOME TAXES                             28,429              10,419

NET INCOME                               43,095              23,371
   Dividends on preferred stock           1,511               1,401

EARNINGS ON COMMON STOCK             $   41,584          $   21,970



    The accompanying notes are an integral part of these statements.




                     Idaho Power Company
              Consolidated Statements of Income

                                            Nine Months Ended
                                              September 30,
                                        2000               1999
                                         (Thousands of Dollars)

REVENUES:
   General business                  $  420,993          $  396,415
   Off system sales                     161,158              86,109
   Other revenues                        28,803              18,676
     Total revenues                     610,954             501,200

EXPENSES:
   Operation:
     Purchased power                    253,762              81,503
     Fuel expense                        68,526              64,398
     Power cost adjustment              (64,297)                424
     Other                              108,626             110,579
   Maintenance                           36,589              30,285
   Depreciation                          59,769              58,087
   Taxes other than income taxes         15,914              16,429
      Total expenses                    478,889             361,705

INCOME FROM OPERATIONS                  132,065             139,495

OTHER INCOME:
   Allowance for equity funds used
     during construction                  1,787                 710
   Energy marketing activities - Net     75,321              15,852
   Other - Net                            9,985               3,802
      Total other income                 87,093              20,364

INTEREST CHARGES:
   Interest on long-term debt            39,575              40,120
   Other interest                         3,433               5,913
   Allowance for borrowed funds
     used during construction            (1,620)               (605)
      Total interest charges             41,388              45,428

INCOME BEFORE INCOME TAXES              177,770             114,431

INCOME TAXES                             68,795              37,480

NET INCOME                              108,975              76,951
   Dividends on preferred stock           4,423               4,121

EARNINGS ON COMMON STOCK             $  104,552          $   72,830


    The accompanying notes are an integral part of these statements.












                     Idaho Power Company
                 Consolidated Balance Sheets

                           Assets

                                     September 30,        December 31,
                                         2000                  1999
                                          (Thousands of Dollars)

ELECTRIC PLANT:
   In service (at original cost)     $ 2,772,976         $ 2,726,026
   Accumulated provision for
     depreciation                     (1,126,861)         (1,073,722)
     In service - Net                  1,646,115           1,652,304
   Construction work in progress         127,917              88,348
   Held for future use                     2,018               1,742

      Electric plant - Net             1,776,050           1,742,394

INVESTMENTS AND OTHER PROPERTY            23,805             117,759

CURRENT ASSETS:
   Cash and cash equivalents               6,838              95,038
    Receivables:
        Customer                         175,178              83,412
        Allowance for uncollectible
          accounts                        (1,397)             (1,397)
        Notes                              2,914                 345
        Employee notes                     4,310               4,105
        Related parties                        -                 195
        Other                              1,686               7,095
    Energy marketing assets              360,721              29,096
    Accrued unbilled revenues             34,169              31,994
    Materials and supplies (at
      average cost)                       25,315              28,960
    Fuel stock (at average cost)           7,398               9,329
    Prepayments                           21,590              16,054
    Regulatory assets associated           3,232                 893
      with income taxes

      Total current assets               641,954             305,119

DEFERRED DEBITS:
   American Falls and Milner water
     rights                               31,585              31,585
   Company-owned life insurance           39,510              40,480
   Regulatory assets associated
     with income taxes                   212,869             214,782
   Regulatory assets - PCA                62,509                   -
   Regulatory assets - other              47,532              56,137
   Other                                  51,470              54,496

      Total deferred debits              445,475             397,480

      TOTAL                          $ 2,887,284         $ 2,562,752

    The accompanying notes are an integral part of these statements.




                     Idaho Power Company
                 Consolidated Balance Sheets

               Capitalization and Liabilities

                                      September 30,       December 31,
                                         2000                 1999
                                           (Thousands of Dollars)
CAPITALIZATION:
   Common stock equity:
     Common stock, $2.50 par
       value (50,000,000 shares
       authorized; 37,612,351
       shares outstanding)           $   94,031          $   94,031
     Premium on capital stock           362,320             362,203
     Capital stock expense               (4,015)             (3,819)
     Retained earnings                  304,257             274,181
     Accumulated other
       comprehensive income               2,526               1,534

      Total common stock equity         759,119             728,130

   Preferred stock                      105,443             105,811

   Long-term debt                       728,956             821,558

      Total capitalization            1,593,518           1,655,499

CURRENT LIABILITIES:
   Long-term debt due within one
     year                                30,077              89,101
   Notes payable                         28,100              19,757
   Accounts payable                     197,389              95,125
   Notes and accounts payable to
     related parties                      7,950              10,076
   Energy marketing liabilities         353,197              25,594
   Taxes accrued                         22,597              21,773
   Interest accrued                      16,149              19,122
   Deferred income taxes                  3,232                 893
   Other                                 16,506              16,069

      Total current liabilities         675,197             297,510

DEFERRED CREDITS:
   Regulatory liabilities
     associated with deferred
     investment tax credits              66,396              67,433
   Deferred income taxes                452,073             428,923
   Regulatory liabilities                33,506              33,817
     associated with income taxes
   Regulatory liabilities - PCA               -               3,378
   Regulatory liabilities - other         5,183               3,363
   Other                                 61,411              72,829

      Total deferred credits            618,569             609,743

COMMITMENTS AND CONTINGENT
   LIABILITIES

      TOTAL                          $2,887,284          $2,562,752

    The accompanying notes are an integral part of these statements.





                     Idaho Power Company
          Consolidated Statements of Capitalization

                                   September 30,      December 31,
                                       2000   %      1999     %
                                     (Thousands of Dollars)
COMMON STOCK EQUITY:
   Common stock                      $   94,031          $   94,031
   Premium on capital stock             362,320             362,203
   Capital stock expense                 (4,015)             (3,819)
   Retained earnings                    304,257             274,181
   Accumulated other comprehensive        2,526               1,534
     income
      Total common stock equity         759,119      48     728,130     44

PREFERRED STOCK:
   4% preferred stock                    15,443              15,811
   7.68% Series, serial preferred
     stock                               15,000              15,000
   7.07% Series, serial preferred
     stock                               25,000              25,000
   Auction rate preferred stock          50,000              50,000
      Total preferred stock             105,443       6     105,811      6

LONG-TERM DEBT:
   First mortgage bonds:
     8.65 % Series due 2000                   -              80,000
     6.93 % Series due 2001              30,000              30,000
     6.85 % Series due 2002              27,000              27,000
     6.40 % Series due 2003              80,000              80,000
     8    % Series due 2004              50,000              50,000
     5.83 % Series due 2005              60,000              60,000
     7.20 % Series due 2009              80,000              80,000
     Maturing 2021 through 2031
       with rates ranging
       from 7.50% to 9.52%              230,000             230,000
        Total first mortgage bonds      557,000             637,000
        Amount due within one
           year                         (30,000)            (80,000)
        Net first mortgage bonds        527,000             557,000
   Pollution control revenue
     bonds:
     7 1/4% Series due 2008                   -               4,360
     8.30 % Series 1984 due 2014         49,800              49,800
     6.05 % Series 1996A due 2026        68,100              68,100
     Variable Rate Series 1996B
       due 2026                          24,200              24,200
     Variable Rate Series 1996C
       due 2026                          24,000              24,000
     Variable Rate Series 2000
       due 2027                           4,360                   -
         Total pollution control
           revenue bonds                170,460             170,460
     REA notes                            1,358               1,415
       Amount due within one year           (77)                (76)
         Net REA notes                    1,281               1,339
     American Falls bond guarantee       19,885              19,885
     Milner Dam note guarantee           11,700              11,700
   Debt related to investments in
     affordable housing with
     rates ranging from 6.03% to              -              71,183
     8.77% due 2000 to 2010
     Amount due within one year               -              (9,025)
       Net affordable housing debt            -              62,158
   Other subsidiary debt                      -                 457
   Unamortized premium/discount - Net    (1,370)             (1,441)
      Total long-term debt              728,956      46     821,558     50

TOTAL CAPITALIZATION                 $1,593,518     100  $1,655,499    100

    The accompanying notes are an integral part of these statements.




                     Idaho Power Company
            Consolidated Statements of Cash Flows

                                            Nine Months Ended
                                               September 30,
                                        2000                 1999
                                          (Thousands of Dollars)

OPERATING ACTIVITIES:
   Net income                        $  108,975           $    76,951
   Adjustments to reconcile net
     income to net cash:
     Unrealized gains from energy
       marketing activities              (4,022)               (3,502)
     Depreciation and amortization       67,750                68,711
     Deferred taxes and investment
       tax credits                       28,355                (1,805)
     Accrued PCA costs                  (65,190)                  243
     Change in:
       Accounts receivable and
         prepayments                    (97,311)                4,209
       Accrued unbilled revenue          (2,175)                8,386
       Materials and supplies and
         fuel stock                       2,621                (2,758)
       Accounts payable                 102,452                (3,126)
       Taxes accrued                      1,288                 6,442
       Other current assets and
         liabilities                     (7,117)                2,719
     Other - net                         (7,831)                9,376
       Net cash provided by
         operating activities           127,795               165,846

INVESTING ACTIVITIES:
   Additions to utility plant           (88,944)              (71,713)
   Investments in affordable housing
     projects                                 -               (17,556)
   Investments in Company - owned
     life insurance                           -                (6,462)
   Net cash of affiliates
     transferred to parent               (4,737)                    -
   Other - net                            1,722                (3,842)
     Net cash used in investing
       activities                       (91,959)              (99,573)

FINANCING ACTIVITIES:
    Issuance of:
      Long-term debt related to
        affordable housing projects           -                14,582
      Pollution control revenue bonds     4,360                     -
    Retirement of:
       First mortgage bonds             (80,000)                    -
       Long-term debt related to
         affordable housing projects          -                (6,446)
       Pollution control revenue bonds   (4,360)                    -
    Dividends on common stock           (52,386)              (52,443)
    Dividends on preferred stock         (4,423)               (4,121)
    Increase-(decrease) in short-term
      borrowings                         13,277               (28,343)
    Other - net                            (504)                 (131)
      Net cash used in financing
        activities                     (124,036)              (76,902)

Net decrease in cash and cash
  equivalents                           (88,200)              (10,629)

Cash and cash equivalents at
  beginning of period                    95,038                20,029

Cash and cash equivalents at end of
  period                             $    6,838          $      9,400

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid during the period for:
     Income taxes                    $   43,483          $     34,243
     Interest (net of amount
       capitalized)                  $   41,263          $     45,837
    Net assets of affiliates
       transferred to parent         $   22,090          $          -


    The accompanying notes are an integral part of these statements.











                     Idaho Power Company
       Consolidated Statements of Comprehensive Income

                                               Three Months Ended
                                                  September 30,
                                               2000          1999
                                             (Thousands of Dollars)

NET INCOME                                  $  43,095     $  23,371

OTHER COMPREHENSIVE INCOME:
   Unrealized gains (losses) on
      securities -net of tax of
      $161 and ($588)                             249          (912)
TOTAL COMPREHENSIVE INCOME                  $  43,344     $  22,459







                                               Nine Months Ended
                                                  September 30,
                                             2000            1999
                                            (Thousands of Dollars)

NET INCOME                                  $ 108,975     $  76,951

OTHER COMPREHENSIVE INCOME:
   Unrealized gains (losses)  on
     securities -net of tax of
     $67 and ($588)                               992          (912)
TOTAL COMPREHENSIVE INCOME                  $ 109,967     $  76,039




    The accompanying notes are an integral part of these statements.





                     Idaho Power Company
       Notes to the Consolidated Financial Statements

On October 1, 1998, IDACORP, Inc. (IDACORP) became the parent of Idaho Power Company and subsidiaries (IPC). On
January 1, 2000 IPC's ownership interests in two subsidiaries were transferred to IDACORP at book value.
IPC's consolidated balance sheet as of December 31, 1999
included total assets of $108 million and net assets of $22 million, and the consolidated statements of income for the quarter and nine months ended September 30, 1999 included net income of $0.9 million and $1.7 million, respectively, attributable to the transferred subsidiaries.

Except as modified below, the Notes to the Consolidated
Financial Statements of IDACORP also contained in this Form
10-Q are incorporated herein by reference insofar as they relate to IPC.

           Note 1  -  Summary   of  Significant  Accounting
                      Policies
           Note 3  -  Preferred   Stock  of   Idaho   Power
                      Company
           Note 4  -  Financing

           Note 6  -  Regulatory Issues

           Note 7  -  New Accounting Pronouncements


2.   INCOME TAXES:

IPC's effective tax rate for the first nine months increased from 32.8 percent in 1999 to 38.7 percent in 2000.
Reconciliations between the statutory income tax rate and the effective rates are as follows (in thousands of dollars):

                                Nine Months Ended September 30,
                                     2000                1999
                                Amount    Rate     Amount     Rate

Computed income taxes based
  on statutory
  Federal income tax rate     $ 62,220    35.0 % $ 40,051     35.0%
Changes in taxes resulting
  from:
  Investment tax credits       (2,3130)   (1.3)    (2,221)    (1.9)
  Repair allowance              (2,100)   (1.2)    (2,066)    (1.8)
  Pension expense               (1,420)   (0.8)        40      0.0
  State income taxes             9,423     5.3      5,964      5.2
  Depreciation                   5,154     2.9      3,952      3.5
  Affordable housing tax
    credits                          -       -     (6,958)    (6.1)
  Other                         (2,169)   (1.2)    (1,282)    (1.1)
                Total         $ 68,795    38.7%  $ 37,480     32.8%



5.  COMMITMENTS AND CONTINGENT LIABILITIES:

Commitments under contracts and purchase orders relating to IPC's program for construction and operation of facilities amounted to approximately $8.2 million at September 30, 2000. The commitments are generally revocable by IPC subject to reimbursement of manufacturers' expenditures incurred and/or other termination charges.

IPC is party to various legal claims, actions, and complaints, certain of which involve material amounts.
Although IPC is unable to predict with certainty whether or not it will ultimately be successful in these legal proceedings or what the impact might be, based upon the advice of legal counsel, management presently believes that disposition of these matters will not have a material adverse effect on IPC's financial position, results of operation, or cash flows.


8.   DERIVATIVE FINANCIAL INSTRUMENTS:

The following table shows a summary of the notional amounts of IPC's forward exposure (including both sales and purchases) as of September 30, 2000 and December 31, 1999.
The maximum term related to any forward position is ten years.

                               September 30,        December 31,
                                   2000                 1999
                               Electricity          Electricity
                                   MWh's                MWh's

Total gross notional volume       26,632              10,818

The following table displays the fair value of IPC's energy marketing assets and liabilities (all electricity) at September 30, 2000 and December 31, 1999 and the average values for the nine months ended September 30, 2000 (in thousands of dollars):

    Balance at             Nine Months              Balance at
  September 30, 2000     Average Balance        December 31, 1999
 Assets   Liabilities  Assets    Liabilities   Assets    Liabilities
$360,721  $353,197     $214,120  $207,746      $ 29,096  $ 25,594


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

The following table summarizes IPC's segment information:


                           Regulated
                           Electric                             Total
                          Operations Marketing    Other       Enterprise
                                    (Thousands of Dollars)
Three months ended
September 30, 2000:
Revenues                $   231,539  $       -    $       -   $   231,539
Net income                   16,458     24,995        1,642        43,095

Total assets at
September 30, 2000      $ 2,375,703  $ 486,275    $  25,306   $ 2,887,284

Three months ended
September 30, 1999:
Revenues                $   161,978  $       -    $       -   $   161,978
Net income                   15,981      4,427        2,963        23,371

Total assets at
December 31, 1999       $ 2,359,285  $  72,023    $ 131,444   $ 2,562,752


                           Regulated
                           Electric                             Total
                          Operations Marketing    Other       Enterprise
                                     (Thousands of Dollars)
Nine months ended
September 30, 2000:
Revenues                $   610,954  $       -    $       -   $   610,954
Net income                   57,022     46,015        5,938       108,975

Nine months ended
September 30, 1999:
Revenues                $   501,200  $       -    $       -   $   501,200
Net income                   60,936      9,729        6,286        76,951





               INDEPENDENT ACCOUNTANTS' REPORT



Idaho Power Company
Boise, Idaho

We have reviewed the accompanying consolidated balance sheet and statement of capitalization of Idaho Power Company and subsidiaries as of September 30, 2000, and the related consolidated statements of income and comprehensive income for the three and nine month periods ended September 30, 2000 and 1999 and consolidated statements of cash flows for the nine month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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



DELOITTE & TOUCHE LLP
October 26, 2000








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

RESULTS OF OPERATIONS:

Quarter ended September 30, 2000 vs. Quarter ended September
30, 1999:

Earnings per share of IDACORP Common Stock:
Earnings per share (EPS) of IDACORP common stock (basic and diluted) was $1.11 for the quarter ended September 30, 2000, an increase of $0.52 over the same quarter last year. The increase in EPS was due primarily to improved results from energy marketing activities, which increased EPS approximately $0.57. Energy marketing is discussed below in "Other Income."

General Business Revenue
Our general business revenue is dependent on many factors, including the number of customers we serve, the rates we charge, and economic and weather conditions (temperature and precipitation) in our service territory. The following changes affected our general business revenue:

     Our revenue per MWh increased 10.4 percent. Changes in revenue per MWh result principally from the annual rate adjustments authorized by regulatory authorities. These rate adjustments are discussed below in "PCA" and "Regulatory Settlement."

     Cooling degree-days, a common measure used in the utility industry to analyze demand, were above 1999 levels by 11.4 percent.

     The average number of general business customers we served increased 2.7 percent. This increase was due primarily to economic growth in our service territory.

     Precipitation, which affects sales to irrigators, decreased 55.2 percent in July and August, the heavier irrigation sales months in the quarter. MWh sales to irrigation customers increased 9.5 percent.

The combination of these factors resulted in an increase in general business revenue of $21 million.

Power Supply
Power supply components of income from operations include off-system sales, purchased power and fuel expenses and the PCA.

Off-system sales, consisting primarily of long-term sales contracts and opportunity sales of surplus system energy increased $42 million from last year, while purchased power expenses increased $98 million. These changes were due to a number of factors:

     Market prices were significantly above 1999 levels, resulting in a 118 percent increase in average price per MWh purchased and a 316 percent increase in average price per MWh sold.

     Hydro generation was down 12.5 percent from last year, necessitating more purchases in the open market.

     Warmer, drier summer weather increased demand from our general business customers by 4.7 percent

The PCA decreased $31 million. The PCA is a regulatory mechanism that increases expense when actual power supply costs are below the costs forecasted in the annual PCA filing, and decreases expense when actual power supply costs are above the forecast. The PCA is an IPUC mechanism and only mitigates approximately 75 percent of the variance in forecasted power supply costs. In 2000, actual power supply costs were significantly above the forecast, due to the factors previously described, and resulted in a PCA credit. In 1999, actual power supply costs were also above that year's forecast, but not to the same extent. IPC's share of the variance in power costs was $15.2 million in 2000 compared to $1.6 million in 1999. We discuss the PCA in more detail below in "PCA."

The impact of these changes in net power supply costs is an increase in net expense in 2000 of $26 million.

Other expenses
Other maintenance expenses increased $3 million, due primarily to increased maintenance on power lines of our electricity distribution system.

Other income
Other income increased for the quarter, due to improved results from energy marketing activities, which increased IDACORP's other income by $35 million and IPC's other income by $34 million. The energy marketing results improved due to a combination of increasing volumes over a larger geographical area and greater price volatility. While managing within strict risk limits, our trading strategy was able to take advantage of several key market factors such as price differential between regions, the run-up in power and natural gas prices and the increase in volatility.

Income taxes
The increase in income taxes is predominately due to the increases in net income before taxes. IPC's effective tax rate increased because of a transfer of its IDACORP Financial Services (IFS) subsidiary to IDACORP on January 1, 2000. IFS invests in projects which generate income tax credits. These credits reduced IPC's income tax expense for periods prior to January 1, 2000.

Nine months ended September 30, 2000 vs. Nine months ended
September 30, 1999:

Earnings per share of IDACORP Common Stock
Earnings per share of IDACORP common stock (basic and diluted) was $3.09 for the nine months ended September 30, 2000, an increase of $1.16 over last year. The increase in EPS was due to two principal factors, improved results from energy marketing activities, which increased EPS approximately $1.03, and the sale of the Hermiston Power
Project, which increased EPS approximately $0.22. These factors are discussed below in "Other Income."

General Business Revenue
The following factors affected our general business revenue:

     Precipitation during the growing season, which affects sales to irrigators, decreased 40.9 percent, from 1999 to 2000. MWh sales to irrigation customers have increased 22.0 percent year-to-date.

     The average number of general business customers we served increased 2.7 percent, due primarily to economic growth in our service territory.

     Our revenue per MWh is up slightly compared to 1999.
     Changes in revenue per MWh result primarily from the annual rate adjustments authorized by regulatory authorities.
     These adjustments are discussed below in "PCA" and "Regulatory Settlement."

     Heating degree-days, a common measure used in the utility industry to analyze demand, were 13.0 percent below
     1999 levels.  Cooling degree-days were up 9.8 percent.

     Sales (in MWhs) to commercial and industrial customers increased 3.2 percent, due primarily to positive economic conditions in our service territory.

The combination of these factors resulted in an increase in general business revenue of $25 million over 1999.

Power Supply
Off-system sales, consisting primarily of long-term sales contracts and opportunity sales of surplus system energy, increased $75 million from last year while purchased power expenses increased $172 million. Our purchased power costs increase is due to a number of factors:

     Market prices were significantly above 1999 levels, resulting in 98 percent and 123 percent increases in the average price of MWh purchased and sold, respectively.

     Hydro generation was down 19.0 percent from last year, necessitating more purchases in the open market.

     In late June 2000 a unit of the Bridger steam plant suffered a forced outage, requiring us to buy more market-priced power.

The $4 million (6.4 percent) increase in fuel expenses is due predominantly to a 4.2 percent increase in total MWhs generated at our coal-fired plants.

The PCA decreased $65 million. The PCA is a regulatory mechanism that increases expense when actual power supply costs are below the costs forecasted in the annual PCA filing, and decreases expense when actual power supply costs are above the forecast. The PCA is an IPUC mechanism and only mitigates approximately 75 percent of the variance from forecasted power supply costs. In 2000, actual power supply costs were significantly above the forecast, due to the power supply variations described above, and resulted in a
PCA credit.   In 1999, actual power supply costs were very
near that year's forecast.   IPC's share of the variance in
power supply costs was $17.9 million in 2000, compared to a $3.2 million benefit in 1999. We discuss the PCA in more detail below in "PCA."

The impact of these changes in net power supply costs is an increase in net expense in 2000 of $37 million.

Other expenses
Maintenance expenses increased $6 million. The increase is due primarily to increased maintenance on power lines of our electricity distribution system, and to maintenance of the Bridger generation plant.

Other income
Other income increased due to improved results from energy marketing activities, which increased IDACORP's other income by $64 million and IPC's other income by $59 million. The energy marketing results improved due to a combination of increasing trading volumes over a larger geographical area
and greater price volatility.   While managing within strict
risk limits, our trading strategy was able to take advantage of several key market factors such as price differential between regions, the run-up in power and natural gas prices and the increase in volatility.

IDACORP's other income also increased due to the sale of our interest in the Hermiston Power Project, a 536 MW, gas-fired cogeneration project to be located near Hermiston, Oregon. We recorded a pre-tax gain of $14 million on this transaction. This item does not affect IPC's financial statements because Ida-West, the developer of the Hermiston project, is a subsidiary of IDACORP, and not IPC.

Income taxes
The increase in income taxes is predominantly due to the increases in net income before taxes. IPC's effective tax rate increased because of a transfer of its IDACORP Financial Services (IFS) subsidiary to IDACORP on January 1, 2000. IFS invests in projects which generate income tax credits. These credits reduced IPC's income tax expense for periods prior to January 1, 2000.

LIQUIDITY AND CAPITAL RESOURCES:

Cash Flow
For the nine months ended September 30, 2000, IDACORP generated $103.7 million in net cash from operations. After deducting for common stock dividends, net cash generation from operations provided approximately $51.3 million for our construction program and other capital requirements.

Cash Expenditures
We estimate that our total cash construction expenditures for 2000 will be approximately $121 million. This estimate is subject to revision in light of changing economic, regulatory, and environmental factors. During the first nine months of 2000, we spent approximately $88.9 million for construction. Our primary financial commitments and obligations are related to contracts and purchase orders associated with ongoing construction programs. To the extent required, we expect to finance these commitments and obligations by using both internally generated funds and externally financed capital. At September 30, 2000, our short-term borrowings totaled $67.2 million.

Financing Program
IDACORP has a $300.0 million shelf registration statement that can be used for the issuance of unsecured debt securities and preferred or common stock. At September 30, 2000, none had been issued.

On March 23, 2000, IPC filed a $200.0 million shelf registration statement that can be used for both First
Mortgage Bonds (including Medium Term Notes), Preferred
Stock, and unsecured debt. At September 30, 2000, none had been issued.

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

REGULATORY ISSUES:

Power Cost Adjustment
IPC has a PCA mechanism that provides for annual adjustments to the rates charged to its Idaho retail electric customers. These adjustments, which take effect annually on May 16, are based on forecasts of net power supply costs, and the true-up of the prior year's forecast. The difference between the actual costs incurred and the forecasted costs is deferred, with interest, and trued-up in the next annual rate adjustment.

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

So far in the 2000-2001 PCA rate year, actual power supply costs have been greater than the forecast, due to actual hydroelectric generation being below the forecast, and purchased power volumes and prices being above the forecast. To account for these higher-than-forecasted costs, IPC has recorded a regulatory asset of $65 million as of September 30, 2000.

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

DSM (Conservation) Expenses
IPC requested that the IPUC allow for the recovery of post-
1993 DSM expenses and acceleration of the recovery of DSM expenditures authorized in the last general rate case. In its Order No. 27660 issued on July 31, 1998, the IPUC set a new amortization period of 12 years instead of the 24-year period previously adopted. On April 17, 2000, the Idaho
Supreme Court affirmed the IPUC order, after hearing an appeal by a group of industrial customers.

OTHER MATTERS:

Energy Marketing
To compete as an energy provider of choice, we have built a trading operation that participates in the electricity, natural gas and other related markets from our offices in Boise, Idaho and Houston, Texas. Our energy marketing and trading strategy has produced increasingly positive results over the last four years. Our natural gas marketing capability continues to expand as the electricity and natural gas markets move toward convergence, and our electricity marketing efforts have resulted in volume and income increases each year since inception of the strategy.

When buying and selling energy, the high volatility of energy prices can have significant negative impact on profitability if not appropriately managed. Also, counterparty creditworthiness is key to ensuring that transactions entered into withstand dramatic market fluctuations. To manage the risks inherent in the energy commodity industry while implementing our business strategy, the Company's Risk Management Committee, comprised of Company officers, oversees the risk management program as defined in our risk management policy. The program is intended to manage the impact to earnings caused by the volatility of energy prices by mitigating commodity price risk, credit risk, and other risks related to the energy commodity business.

The aggregate potential daily loss in earnings from our energy trading activity as of September 30, 2000 is estimated to be $1.7 million at a 95 percent confidence interval and for a holding period of one business day (common industry parameters). This potential loss in earnings was estimated using an analytic value-at-risk methodology. This methodology computes value-at-risk based upon market prices for futures and option-implied volatilities as of September 30, 2000. The value-at-risk is understood to be a statistical calculation of potential loss and not a forecast of expected loss and as such, is not guaranteed to occur. The confidence level and holding period imply that there is a five percent chance that the daily loss could exceed $1.7 million.

The primary factors causing the increase in our value-at-risk since December 31, 1999 are increases in electricity and natural gas prices and volatility since the beginning of the year. The daily value-at-risk estimate is managed within acceptable limits and is reported daily to the Risk Management Committee.

In August 2000 IPC submitted an application to the IPUC to move our non-operating electricity marketing activity to another IDACORP subsidiary, IDACORP Energy. These non-operating transactions do not involve sales from IPC's resources and are not related to system reliability.

Acquisitions
In August 2000, IDACORP acquired a controlling interest in Rocky Mountain Communications, Inc. (RMCI), a Boise, Idaho based Internet service provider. RMCI currently serves more than 25,000 subscribers primarily in the western United States and offers a variety of traditional and high-speed internet access services to both residential and business customers.

As part of the acquisition of RMCI, IDACORP's board of directors approved the repurchase of up to 350,000 shares of outstanding common stock. These shares will be distributed to RMCI shareholders, representing partial payment for the acquisition. The amount and timing of the repurchase depend on market conditions. As of September 30, 2000, IDACORP has repurchased 156,300 shares for this purpose.

Subsidiary Activities
IDACORP Financial, a wholly owned subsidiary of IDACORP, is expanding its investment portfolio to include projects that provide historical tax credits. IDACORP Financial recently closed on a historical tax credit project in San Diego, California, the El Cortez project, which began to contribute to earnings in the third quarter of 2000.

In June 2000, IdaTech (formerly Northwest Power Systems), a majority-owned subsidiary of IDACORP, delivered the first of 110 fuel cell systems to Bonneville Power Administration
(BPA). Since then, five additional units have been delivered with the final four "alpha" units scheduled to go out by the first quarter of 2001. After three months of field testing, Ida-Tech also received notice from the BPA to proceed with the design and production of the first block of 50 "beta" fuel cell systems for testing in 2001.

IdaTech also received Notice of Allowance from the U.S.
Patent Office of all claims in an additional patent on its fuel processor. This patent covers the process that will help reduce the cost of the materials used in the hydrogen purification module. IdaTech demonstrated a natural gas fuel cell system this summer and continues to work on key alliances to meet the goal of commercializing fuel cell systems for home applications by 2003, and small-scale consumer and commercial applications by late 2002.

Streamflow Conditions
We monitor the effect of streamflow conditions on Brownlee
Reservoir, the water source for our three Hells Canyon hydroelectric projects. In a typical year, these three projects combine to produce about half of our generated electricity.

Inflows into Brownlee result from a combination of precipitation, storage, and ground water conditions.
Inflows into Brownlee were 4.4 MAF for April - July 2000 runoff period, compared to the 70-year median of 4.9 MAF and 1999's 7.9 MAF.

Integrated Resource Plan
Every two years, IPC is required to file with the IPUC and OPUC an IRP, a comprehensive look at IPC's present and future demands for electricity and plan for meeting that demand. The 2000 IRP identifies a potential electricity shortfall within our utility service territory by mid-2004. The plan projects a 250 MW resource need in 2004 to satisfy energy demand during IPC's peak periods. Prior to 2004, the IRP calls for IPC to increase purchases from the Northwest energy markets to meet short-term energy needs. IPC anticipates that after 2004, transmission constraints will not allow it to continue to cover increasing demand by increasing purchases. IPC issued a request for proposals
(RFP), seeking bids for 250 MW of additional generation to support the growing demand in IPC's utility service territory. The final decision on the acquisition of additional energy supplies will be made in consultation with the IPUC and OPUC.

Ida-West Energy Company, IDACORP's unregulated subsidiary, has responded to the IRP. If selected, Ida-West intends to construct a 250-MW combined-cycle natural gas turbine facility within IPC's service territory. In June 2000, Ida-West filed an application with the Idaho Division of Environmental Quality seeking the necessary air quality permits to construct and operate the gas turbine generator. On July 19, 2000, the DEQ deemed the application complete.

Regional Transmission Organization
In December 1999 the Federal Energy Regulatory Commission, in its landmark Order 2000, said that all companies with transmission assets must file to form regional transmission organizations (RTOs) or explain why they cannot. Order 2000 is a follow up to orders 888 and 889 issued in 1996, which required transmission owners to provide non-discriminatory transmission service to third parties. By encouraging the formation of RTOs, FERC seeks to further facilitate the formation of liquid wholesale electricity markets.

In response to FERC Order 2000, IPC and other regional transmission owners filed in October 2000 a plan to form RTO West, an independent entity that will operate the transmission grid in eight western states. RTO West will have its own independent governing board. The participating transmission owners will retain ownership of the lines, but will not have a role in operating the grid.

The FERC filing represents a major portion of the filing necessary to form RTO West. However, substantial additional filings will be necessary to include the tariff and integration agreements associated with the new entity and filings for state approvals. We expect the FERC filings to be completed by the first quarter of 2001 and state filings to be initiated in November.

New Accounting Pronouncements
In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness. The Derivatives Implementation Group
(DIG), a task force created by the FASB, is continuing to identify and resolve implementation questions related to SFAS 133.

We have appointed a team to implement SFAS 133. This team has been inventorying and evaluating our derivatives, including embedded derivatives, and addressing various other SFAS 133 related issues. We will adopt SFAS 133 and the corresponding amendments under SFAS 138 on January 1, 2001. Our SFAS 133 team is currently determining the impact of SFAS 133 on our consolidated results of operations and financial position. This statement should have no impact on consolidated cash flows.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

The information required by this item is included in Item 2
"Management's Discussion and Analysis of Financial Condition and Results of Operations" under "Energy Marketing".






PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On November 30, 1995, a complaint entitled Idaho Power
Company vs. Cogeneration, Inc., Case No. 98467, was filed by the Company in the District Court of the Fourth Judicial District of the State of Idaho. The proceeding involves an effort by the Company to terminate a firm energy sales agreement (FESA) for a small hydroelectric generating plant.

As required by PURPA and the orders of the Idaho Public
Utilities Commission (IPUC), on January 7, 1992, the Company entered into a 35-year FESA with Cogeneration, Inc., to purchase the output of a 43-megawatt hydroelectric generating project known as the Auger Falls Project. The FESA for the Auger
Falls Project was approved by the IPUC on January 27, 1992. The FESA required that on or before January 1, 1994, Cogeneration, Inc., post cash or cash equivalent security in the amount of approximately $1.9 million to assure performance of the FESA. Cogeneration, Inc., failed to provide the security amount. Consistent with the FESA, the Company filed a petition for declaratory order with the IPUC requesting that the FESA be terminated as a result of Cogeneration, Inc.'s breach. Cogeneration, Inc., cross petitioned claiming that its failure to perform was excused by the occurrence of an event of force majeure. On April 17, 1995, the IPUC issued its order finding that Cogeneration, Inc.'s failure to post the cash security on January 1, 1994, was a default under the FESA and further finding that the posting of the liquid security was required by the public interest. Based upon those findings, the IPUC ordered Cogeneration, Inc., to post the cash security prior to May 1, 1995. Cogeneration, Inc., failed to comply with the Commission's order and has never posted the $1.9 million amount required by the FESA.

After the IPUC's order became final and non-appealable, the Company filed a complaint for declaratory relief in the District Court of the Fourth Judicial District. The Complaint sought a determination by the district court that Cogeneration, Inc.'s failure to provide the cash security and its violation of the IPUC's orders requiring that it expeditiously provide the cash security constituted material breaches of the FESA. The Company asked the district court to find that as a matter of law Idaho Power was entitled to either terminate or rescind the FESA.

In response to the Company's complaint, Cogeneration, Inc., filed counterclaims alleging that the Company, by seeking to terminate the FESA, had breached the FESA and was attempting to monopolize the electric generation market and drive Cogeneration, Inc., out of business. Cogeneration, Inc., alleged damages for breach in excess of $50 million and requested that any damages be trebled under the anti-trust laws.

On November 30, 1995, the district judge, by memorandum decision found that Cogeneration, Inc., had materially breached the FESA and the Company was entitled to either rescind or terminate the FESA.

On February 16, 1996, Cogeneration, Inc., dismissed its anti-trust claims against the Company with prejudice, and on February 23, 1996, the Idaho Supreme Court granted Cogeneration, Inc.'s request for an expedited appeal of the district court's decision establishing an accelerated briefing schedule and scheduling oral argument for May 10, 1996.

On August 12, 1996, the Idaho Supreme Court determined that the District Court's decision that Cogeneration, Inc., had breached the FESA was premature.

On February 10, 1997, Cogeneration, Inc. filed an amended
Complaint restating its previous claims, requesting a jury trial rather than the court trial it had previously requested and raising several new allegations and claims.

Following a court trial, on June 24, 1998 the District Court issued a memorandum decision finding that Cogeneration, Inc.
had materially breached the FESA and as a result the Company had properly terminated the FESA.

On July 27, 1998, Cogeneration, Inc. filed a Notice of
Appeal with the Idaho Supreme Court.

The case was fully briefed in 1999 and argued on January 5, 2000. With an opinion issued on July 13, 2000, the Supreme
Court upheld the district court's decision in favor of the Company. The decision became final when the Idaho Supreme
Court issued an order dated September 26, 2000, denying the Petition for Rehearing filed by Cogeneration, Inc.

This matter has been previously reported in Form 10-K dated
March 11, 1999, and other IPC reports filed with the Commission.





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

*3(a)(iii)     1-3198        3(a)(iii)   Articles  of  Amendment to  Restated
               Form 10-Q                 Articles of Incorporation of IPC  as
               for 6/30/00               filed  with the Secretary  of  State
                                         of Idaho on June 15, 2000.

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

 *4(b)         1-3198        4(b)        Instruments    relating    to    IPC
               Form 10-Q                 American  Falls bond guarantee  (see
               for 6/30/00               Exhibit 10(c)).

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

 *10(b)        2-49584       5(c)        Agreement,  dated as of October  11,
                                         1973,   between  IPC   and   Pacific
                                         Power & Light Company.

 *10(c)        1-3198        10(c)       Guaranty   Agreement,  dated   April
               Form 10-Q                 11,  2000, between IPC and Bank  One
               for 6/30/00               Trust  Company,  N.A.,  as  Trustee,
                                         relating   to  $19,885,000  American
                                         Falls  Replacement  Dam  Refinancing
                                         Bonds    of   the   American   Falls
                                         Reservoir District, Idaho.

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

 12(f) Statement Re: Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements. (IPC)

 12(g) Statement Re: Computation of Supplemental Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements.
                                         (IPC)

 15                                      Letter    re:   Unaudited    Interim
                                         Financial Information

 27(a)                                   Financial    Data    Schedule    for
                                         IDACORP, Inc.

 27(b)                                   Financial Data Schedule for IPC.




 (b) Reports on Form 8-K. The following report on Form 8-K was filed for the quarter ended September 30, 2000.

       1. Item 5. Other Events - IDACORP filed a Current Report on Form 8-K dated August 9, 2000 , and a Form 8-K/A, also dated August 9, 2000.

 *   Previously filed and Incorporated herein by Reference.



 ________________________
 1 Compensatory plan






                         SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   IDACORP, Inc.
                                   (Registrant)

 Date  November 3, 2000 By:  /s/   J LaMont Keen

                                   J LaMont Keen
                                   Senior Vice President
                                   Administration
                                   and Chief Financial Officer
                                   (Principal Financial Officer)

 Date  November 3, 2000 By:  /s/   Darrel T Anderson

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


                                   IDAHO POWER COMPANY
                                   (Registrant)

 Date  November 3, 2000 By:  /s/   J LaMont Keen

                                   J LaMont Keen
                                   Senior Vice President
                                   Administration
                                   and Chief Financial Officer
                                   (Principal Financial Officer)

 Date  November 3, 2000 By:  /s/   Darrel T Anderson

                                   Darrel T Anderson
                                   Vice President Finance
                                   and Treasurer
                                   (Principal Accounting Officer)