Form 10-K
period 2000-12-31
IDACORP INC; IDAHO POWER CO
filed 2001-03-16
CIK 1057877, 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                             FORM 10-K
(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITY EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2000
                                OR
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITY EXCHANGE ACT OF 1934

For the transition period from .............. to...............

                    Exact name of Registrants
                    as specified in their charters,
                    address of principal executive
Commission          offices and Registrants'         IRS Employer Iden-
File Number         telephone number                 tification Number
1-14465                  IDACORP, Inc.               82-0505802
1-3198                Idaho Power Company            82-0130980
                      1221 W. Idaho Street
                      Boise, ID 83702-5627
                         (208) 388-2200

State or other jurisdiction of incorporation: Idaho

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: Name of
                                                            exchange on
                                                            which registered
IDACORP, Inc.: Common Stock, without par value            New York and Pacific
               Preferred Stock Purchase Rights

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.   (  )

Aggregate market value of voting and non-voting common stock held by nonaffiliates (March 1, 2001)

IDACORP, Inc.:           $1,399,591,939
Idaho Power Company:     None

Number of shares of common stock outstanding at March 1, 2001:

IDACORP, Inc.:                37,415,746
Idaho Power Company:          37,612,351 shares, all of which are
                              held by IDACORP, Inc.

Documents Incorporated by Reference:
Part III, Item 10 - 13   Portions of the joint definitive proxy
                         statement of the Registrant.
                         to be filed pursuant to Regulation 14A
                         for the 2001 Annual Meeting of Shareholders to be held on May 17, 2001.

This Combined Form 10-K represents separate filings by IDACORP, Inc. and Idaho Power Company. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Idaho Power Company makes no representations as to the information relating to IDACORP, Inc.'s other operations.





                         TABLE OF CONTENTS


PART I

                                                             PAGE

 ITEM 1. BUSINESS                                              1
         OVERVIEW                                              1
         UTILITY OPERATIONS                                    1
            ELECTRIC INDUSTRY RESTRUCTURING                    2
            REGULATION                                         3
            RATES                                              3
            POWER SUPPLY                                       5
            FUEL                                               6
            WATER RIGHTS                                       7
            ENVIRONMENTAL REGULATION                           7
         DIVERSIFIED BUSINESS OPERATIONS                       9
             ENERGY MARKETING                                  9
             OTHER                                            10
         RESEARCH AND DEVELOPMENT                             11
         CONSTRUCTION PROGRAM                                 11
         FINANCING PROGRAM                                    12
 ITEM 2. PROPERTIES                                           13
 ITEM 3. LEGAL PROCEEDINGS                                    15
 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  15

 EXECUTIVE OFFICERS OF THE REGISTRANTS                        16

PART II

 ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS                                  19
 ITEM 6. SELECTED FINANCIAL DATA                              20
 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                  21
 ITEM 7A.QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET
         RISK                                                 35
 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA          37
 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE                  75

PART III

 ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS* 75
 ITEM 11.EXECUTIVE COMPENSATION*                              75
 ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT*                                          75
 ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS*      75

PART IV

 ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON
         FORM 8-K                                             75

 SIGNATURES                                                   81

 *INCORPORATED BY REFERENCE.





PART I - IDACORP, Inc. and Idaho Power Company


ITEM 1.  BUSINESS


SAFE HARBOR STATEMENT
This Form 10-K contains "forward-looking statements" intended to qualify for safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements should be read with the cautionary statements and important factors included in this Form 10-K at Part II, Item 7- "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Information". Forward-looking statements are all statements other than statements of historical fact, including without limitation those that are identified by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," and similar expressions.


OVERVIEW
IDACORP, Inc. (IDACORP or the Company) is a holding company incorporated in 1998 under the laws of the state of Idaho. On October 1, 1998, IDACORP became the parent of Idaho Power Company
(IPC). IPC is a regulated electric utility, and also conducts IDACORP's unregulated electricity marketing operations.

IDACORP's other significant operating subsidiaries are:
    IDACORP Energy - natural gas marketing
    Ida-West Energy - independent power projects development and management
    IdaTech - developer of integrated fuel cell systems
    IDACORP Financial Services (IFS) - affordable housing and other real estate investments
    Rocky Mountain Communications - commercial and residential
       Internet service provider
    IDACOMM - provider of telecommunications services
    IDACORP Services - energy related products and services
    Applied Power Company (APC) - supplier of photovoltaic systems
       (sold January 2001).

Ownership of Ida-West was transferred by IPC to IDACORP upon formation of the holding company in 1998. APC and IFS were transferred by IPC to IDACORP effective January 1, 2000. At December 31, 2000, IDACORP had 2,044 full-time employees.

IDACORP has identified two reportable business segments, the regulated utility operations of IPC, and the energy marketing activities of IPC and IDACORP Energy. We present information about our operating segments in Note 12 to the Consolidated Financial Statements. These segments and our other operations are described below.


UTILITY OPERATIONS
IPC was incorporated under the laws of the state of Idaho in 1989 as successor to a Maine corporation organized in 1915. IPC in involved in the generation, purchase, transmission, distribution and sale of electric energy in a 20,000 square mile area in southern Idaho, eastern Idaho and northern Nevada, with an estimated population of 814,000. IPC holds franchises in 72 cities in Idaho and ten cities in Oregon and holds certificates from the respective public utility regulatory authorities to serve all or a portion of 28 counties in Idaho, three counties in Oregon, and one county in Nevada. As of December 31, 2000, IPC supplied electric energy to over 390,000 general business customers and had 1,713 full-time employees.

IPC owns and operates 17 hydroelectric power plants and shares ownership in three coal-fired generating plants. These generating plants and their capacities are listed in Item 2. "Properties." IPC's coal-fired plants are in Wyoming, Oregon and Nevada, and use low-sulfur coal from Wyoming and Utah.

IPC relies heavily on hydroelectric power for its generating needs and is one of the nation's few investor-owned utilities with a predominantly hydroelectric generating base. Because of its reliance on hydro generation, IPC's generation operations can be significantly affected by the weather. The availability of inexpensive hydroelectric power depends on snowpack in the mountains above IPC's hydro facilities, precipitation and other weather and streamflow management considerations. When hydroelectric generation decreases and customer demand increases, IPC increases its use of more expensive thermal generation and purchased power.

The rates we charge to our general business customers are determined by the various regulatory authorities. Approximately 95 percent of our general business revenue and sales come from customers in the State of Idaho. The rates we charge these customers, (except for customers with special contracts) are adjusted annually by a power cost adjustment (PCA) mechanism. The PCA adjusts rates to reflect the changes in costs incurred by IPC to supply power. Throughout the year, we compare our actual power supply costs to the amounts we are recovering in rates. Most, but not all, of this difference is deferred and included in the calculation of rates for future years. The effect of the PCA is to lessen the impact that water conditions have on earnings. The PCA is discussed in more detail below in "Rates."

The primary influences on electricity sales are weather and economic conditions. Generally, extreme temperatures increase sales to customers, who use electricity for cooling and heating, and moderate temperatures decrease sales. Precipitation levels during the growing season affect sales to customers who use electricity to operate irrigation pumps. Increased precipitation reduces electricity usage by these customers.

With its predominantly hydroelectric base and low-cost coal-fired plants, IPC has historically been one of the lowest-cost producers of electric energy among the nation's investor-owned utilities. Through its interconnections with the Bonneville Power Administration (BPA) and other utilities, IPC has access to all the major electric systems in the West.

For the year ended December 31, 2000, total revenues from residential customers accounted for 40 percent of total general business revenues. Commercial customers with less than 1,000 kilowatt (kW) demand accounted for 23 percent, industrial customers with 1,000 kW demand or more accounted for 24 percent, and irrigation customers accounted for 13 percent.

IPC's principal commercial and industrial customers are involved in: elemental phosphorus production, food processing, phosphate fertilizer production, electronics and general manufacturing, lumber, beet sugar refining, and the skiing industry.

ELECTRIC INDUSTRY RESTRUCTURING
The legislatures and/or regulatory commissions in several states, and at a national level, have considered or are considering various forms of retail competition. In 1997, the Idaho Legislature appointed a committee to study restructuring of the electric utility industry. Although the committee will continue studying a variety of restructuring ideas, it has not recommended any restructuring legislation and is not expected to in the foreseeable future. In 1999, the Oregon legislature passed legislation restructuring the electric utility industry, but exempted IPC's service territory.

In December 1999, the FERC issued Order No. 2000, dealing with
Regional Transmission Organizations (RTOs), which are discussed further below in "Power Supply - Transmission Services."

REGULATION
IPC is under the regulatory jurisdiction (as to rates, service, accounting and other general matters of utility operation) of the Federal Energy Regulatory Commission (FERC), the Idaho Public Utilities Commission (IPUC), the Oregon Public Utility Commission
(OPUC) and the Public Utility Commission of Nevada (PUCN). IPC is also under the regulatory jurisdiction of the IPUC, OPUC and the Public Service Commission of Wyoming as to the issuance of securities. IPC is subject to the provisions of the Federal Power Act as a "licensee" and "public utility" as therein defined.
IPC's retail rates are established under the jurisdiction of the state regulatory agencies and its wholesale and transmission rates are regulated by the FERC (See "Rates"). Pursuant to the requirements of Section 210 of the Public Utilities Regulatory Policy Act of 1978 (PURPA), the state regulatory agencies have each issued orders and rules regulating IPC's purchase of power from Cogeneration and Small Power Production (CSPP) facilities.

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

RATES

     Idaho Jurisdiction -
IPC has a PCA mechanism that provides for annual adjustments to the rates charged to its Idaho retail electric customers. These adjustments, which take effect annually on May 16, are based on forecasts of net power supply costs, and the true-up of the prior year's forecast. The difference between the actual costs incurred and the forecasted costs is deferred, with interest, and trued-up in the next annual rate adjustment.

The IPUC approved IPC's May 16, 2000 PCA adjustment, issuing Order 28358 dated May 9, 2000. This rate adjustment increased Idaho general business customer rates by 9.5 percent, and resulted from forecasted below-average hydroelectric generating conditions. Overall, the PCA adjustment is expected to increase general business revenue by $38 million during the 2000-2001 rate period, partially offsetting the forecasted increase in power supply costs.

So far in the 2000-2001 PCA rate year, actual power supply costs have been significantly greater than the forecast, due to actual hydroelectric generation being below the forecast, and purchased power volumes and prices being substantially above the forecast. To account for these higher-than-forecasted costs, IPC has recorded a regulatory asset of $161 million as of January 31, 2001.

In February 2001, IPC filed an application with the IPUC proposing to implement a one-year emergency fuel charge due to these extraordinarily high expenses. The IPUC suspended the proposed effective date of March 26, 2001 to May 1, 2001, to allow for public workshops and hearings to be held on the matter. The IPUC also ordered IPC to make its annual PCA filing as soon as possible so that the cases can be filed jointly.

The May 1999 rate adjustment reduced rates by 9.2 percent. The decrease was the result of both forecasted above-average hydroelectric generating conditions for the upcoming year and a true-up from the 1998-99 rate period. Overall, the May 1999 rate adjustment decreased annual general business revenue by approximately $40 million during the 1999-2000 rate period.

The May 1998 rate adjustment increased annual revenue by $34 million over the amount that would have been recorded at the 1997-98 rates. The 1998-99 forecast had assumed a return to more normal hydroelectric generating conditions from the above-average conditions experienced in the prior year. This resulted in forecasted power supply costs being near the amounts used in base rates.

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

On February 23, 2001, the IPUC approved IPC's Green Energy Purchase Program. The Green Program is an optional program available to all IPC customers in Idaho, allowing them to pay a premium to purchase energy generated by alternative sources such as solar and wind. Creating the Green Program will provide additional means for customers to stimulate demand for new green resources and their development.

     Other Jurisdictions -

IPC filed with the OPUC on December 19, 2000 for an accounting order to defer for later ratemaking treatment excess net power supply costs expected to be incurred in 2001.

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

The IPUC has approved IPC's sale of its Nevada service territory to Raft River Electric Co-Op. This sale transfers the transmission facilities and rights-of-way that serve about 1,250 customers in northern Nevada and about 90 customers in southern Idaho. The sale must still be approved by the PUCN. The FERC has approved a power supply agreement between IPC and Raft River.
This sale will allow IDACORP to participate in a deregulated electric utility market in the State of Nevada.

POWER SUPPLY
IPC meets its system load requirements using a combination of its own system generation, mandated purchases from private developers (see "CSPP Purchases" below) and purchases from other utilities and power producers. IPC's generating stations and capacities are listed in "Item 2. Properties". Historically, under normal water conditions, IPC's hydro system supplies approximately 56 percent, thermal generation accounts for 33 percent and purchased power and other interchanges contribute the remaining 11 percent of total system resources. IPC's system is dual-peaking, with the larger peak demand generally occurring in the summer. The system peak demand for 2000 was 2,919 MW, set on July 12, 2000. Peak demands in 1999 and 1998 were 2,839 MW and 2,747 MW respectively. IPC expects total system energy requirements to grow 1.8 percent annually over the next five years.

Every two years, IPC is required to file with the IPUC and OPUC an Integrated Resource Plan (IRP), a comprehensive look at IPC's present and future demands for electricity and plan for meeting that demand. The 2000 IRP identifies a potential electricity shortfall within IPC's utility service territory by mid-2004. The IRP projects a 250-MW resource need in 2004 to satisfy energy demand during IPC's peak periods. Prior to 2004, the IRP calls for IPC to increase purchases from the Northwest energy markets to meet short-term energy needs. IPC anticipates that after 2004, transmission constraints will not allow it to continue to cover increasing demand by increasing purchases.

IPC issued a request for proposals seeking bids for 250 MW of additional generation to support the growing demand in its utility service territory. A proposal by Garnet Energy LLC, a subsidiary of Ida-West Energy, was selected by IPC. Garnet has proposed constructing and owning a natural gas-fired turbine facility near Middleton, Idaho. In January 2001 IPC signed an agreement with Garnet to define the conditions under which the utility will purchase energy produced at the 250-MW project.

In March 2001, IPC announced plans to build a 90-MW combustion turbine power plant near Mountain Home, Idaho. The project is expected to be completed in July 2001, though it must still complete environmental and other permitting processes before construction can begin.

Because of its reliance upon hydroelectric generation, which varies according to streamflows, IPC's generating system can be
constrained by resource (water) availability.   In  1998 and 1999,
IPC's hydro generating system experienced above average water years, but 2000 has brought below normal water conditions.
Current mountain snowpack above Brownlee Reservoir, the main storage pool for the Hells Canyon hydro facilities, was at 55 percent of normal in February 2001.

Seasonal exchanges of winter-for-summer power are included among the contracted resources to maximize the firm load carrying capability. Exchanges are currently made with The Montana Power Company under a contract that expires no earlier than 2003 and with Seattle City Light under a contract that expires in 2003.

IPC's generating facilities are interconnected through its integrated transmission system and are operated on a coordinated basis to achieve maximum load-carrying capability and reliability. IPC's transmission system is directly interconnected with the transmission systems of the Bonneville Power Administration Avista Corporation, PacifiCorp, The Montana Power Company and Sierra Pacific Power Company. Such interconnections, coupled with transmission line capacity made available under agreements with certain of the above utilities, permit the interchange, purchase and sale of power among all major electric systems in the West. IPC is a member of the Western Systems Coordinating Council, the Western Systems Power Pool, the Northwest Power Pool, the Western Regional Transmission Association and the Northwest Regional Transmission Association (see RTO discussion below in "Transmission Services").

     CSPP Purchases -
As a result of the enactment of the PURPA and the adoption of avoided cost standards by the IPUC, IPC has entered into contracts for the purchase of energy from private developers. Because IPC's service territory encompasses substantial irrigation canal development, forest product production facilities, mountain streams, and food processing facilities, considerable amounts of energy are available from these sources. Such energy comes from hydropower producers who own and operate small plants and from cogenerators converting waste heat or steam from industrial processes into electricity. The total cost of power purchased
from CSPP projects was $53.7 million in 2000.   During 2000, IPC
purchased 862.3 million kWh of power from these private developers at a blended price of 6.2 cents per kWh.

The IPUC has determined that negotiated rates for future CSPP projects larger than one MW should be tied more closely to values determined in IPC's integrated resource planning process and has limited the length of new contracts to a maximum of five years.

   Wholesale Power Sales -
IPC has firm wholesale power sales contracts with several entities. These contracts are for various amounts of energy, up to 100 average megawatts, and are of various lengths expiring between 2001and 2009.

   Transmission Services -
IPC has long had an informal open-access transmission policy and is experienced in providing reliable, high quality, economical transmission service. IPC provides various firm and non-firm wheeling services for several surrounding utilities.

In December 1999 the FERC, in its landmark Order 2000, said that all companies with transmission assets must file to form RTOs or explain why they cannot. Order 2000 is a follow up to orders 888 and 889 issued in 1996, which required transmission owners to provide non-discriminatory transmission service to third parties. By encouraging the formation of RTOs, the FERC seeks to further facilitate the formation of liquid wholesale electricity markets.

In response to FERC Order 2000, IPC and other regional transmission owners filed in October 2000 a plan to form RTO West, an independent entity that will operate the transmission grid in eight western states. RTO West will have its own independent governing board. The participating transmission owners will retain ownership of the lines, but will not have a role in operating the grid.

The FERC filing represents a major portion of the filing necessary to form RTO West. However, substantial additional filings will be necessary to include the tariff and integration agreements associated with the new entity and filings for state approvals. We expect the FERC filings to be completed by the summer of 2001 and state filings to be initiated in late 2001 or early 2002.

IPC's system lies between and is interconnected to the winter-peaking northern and summer-peaking southern regions of the western interconnected power system. This position allows IPC to both provide transmission services and reach a broad power sales market. IPC is a member of both the Western Regional Transmission Association and the Northwest Regional Transmission Association. These associations help facilitate transmission access and planning throughout the power system.

FUEL
IPC, through its subsidiary Idaho Energy Resources Co., owns a one-third interest in the Bridger Coal Company, which owns the Jim Bridger mine supplying coal to the Jim Bridger generating plant in Wyoming. The mine, located near the Jim Bridger plant, operates under a long-term sales agreement that provides for delivery of coal over a 51-year period ending in 2025. The Jim Bridger mine has sufficient reserves to provide coal deliveries pursuant to the sales agreement. IPC also has a coal supply contract providing for annual deliveries of coal through 2005 from the Black Butte Coal Company's Black Butte and Leucite Hills mines located near the Jim Bridger project. This contract supplements the Bridger Coal Company deliveries and provides another coal supply to operate the Jim Bridger plant. The Jim Bridger plant's rail load-in facility and unit coal train allows the plant to take advantage of potentially lower-cost coal from outside mines for tonnage requirements above established contract minimums.

Sierra Pacific Power Company (SPPCo), with whom IPC is a joint (50/50) participant in the ownership and operation of the North Valmy Steam Electric Generating plant (Valmy), has a long-term coal contract with Southern Utah Fuel Company, a subsidiary of Canyon Fuel Co., LLC. This contract, which expires on June 30, 2003, calls for the delivery of up to 17.5 million tons of low-sulfur coal from a mine near Salina, Utah, for Valmy Unit No. 1.

In 1986 IPC and SPPCo signed a long-term coal supply agreement with the Black Butte Coal Company. This contract provides for Black Butte to supply coal to the Valmy project under a flexible delivery schedule that allows for variations in the number of tons to be delivered ranging from a minimum of 300,000 tons per year to a maximum of 1 million tons per year. This flexibility accommodates fluctuations in energy demand, hydroelectric generating conditions and purchases of energy from CSPP facilities.

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

Over time, increased irrigation development and other consumptive diversions have resulted in some reduction in the stream flows available to fulfill IPC's water rights at certain hydroelectric generating facilities. In reaction to these reductions, IPC initiated and continues to pursue a course of action to determine and protect its water rights. As part of this process, IPC and the state of Idaho signed the Swan Falls agreement on October 25, 1984 which provided a level of protection for IPC's hydropower water rights at specified plants by setting minimum stream flows and establishing an administrative process governing the future development of water rights that may affect IPC's hydroelectric generation. In 1987, Congress passed and the President signed into law House Bill 519. This legislation permitted implementation of the Swan Falls agreement and further provided that during the remaining term of certain of IPC's project licenses that the relationship established by the agreement would not be considered by the FERC as being inconsistent with the terms of IPC's project licenses or imprudent for the purposes of determining rates under Section 205 of the Federal Power Act. The FERC entered an order implementing the legislation on March 25, 1988.

In addition to providing for the protection of IPC's hydropower water rights, the Swan Falls agreement contemplated the initiation of a general adjudication of all water uses within the Snake River basin. In 1987, the director of the Idaho Department of Water Resources filed a petition in state district court asking that the court adjudicate all claims to water rights, whether based on state or federal law, within the Snake River basin. A commencement order initiating the Snake River Basin Adjudication was signed by the court on November 19, 1987. This legal proceeding was authorized by state statute based upon a determination by the Idaho Legislature that the effective management of the waters of the Snake River basin required a comprehensive determination of the nature, extent and priority of all water uses within the basin. The adjudication is expected to continue for at least the next 10 years. IPC has filed claims to its water rights within the basin and is actively participating in the adjudication to ensure that its water rights and the operation of its hydroelectric facilities are not adversely impacted. IPC does not anticipate any modification of its water rights as a result of the adjudication process.

ENVIRONMENTAL REGULATION
Environmental regulation at the federal, state, regional and local levels is having a continuing impact on IPC's operations due to the cost of installation and operation of equipment required for compliance with such regulations and the modification of system operations to accommodate such regulation.

Based upon present environmental laws and regulations, IPC estimates its capital expenditures (excluding allowance for funds used during construction) for environmental matters for 2001 and during the period 2002-2005 will total approximately $11.1 million and $49.6 million, respectively. Studies related to mitigation of environmental concerns due to relicensing of hydro facilities will be a major portion of these expenditures. IPC anticipates incurring approximately $27.5 million annually of operating expenses for environmental facilities during the period 2001-2005, based upon present environmental laws and regulation.

   Clean Air -
IPC has analyzed the Clean Air Act legislation and its effects upon IPC and its ratepayers. IPC's coal-fired plants in Nevada and Oregon already meet the federal emission rate standards for sulfur dioxide (SO2) and IPC's coal-fired plant in Wyoming meets that state's even more stringent SO2 regulations. The Company foresees no material adverse effects upon its operations with regard to SO2 emissions.

In July 1997 the Environmental Protection Agency (EPA) announced new National Ambient Air Quality Standards (NAAQS) for ozone and Particulate Matter (PM) and in July 1999 the EPA announced regional haze regulations for protection of visibility in national parks and wilderness areas. On May 14, 1999, a federal court ruling blocked implementation of these standards, which EPA proposed in 1997. In November 2000, the EPA appealed to the U.S. Supreme Court to reconsider that decision. A ruling should be made on that appeal in mid-2001. Impacts of the ozone and PM regulations and regional haze regulations on IPC's thermal operations are unknown at this time.

North Valmy, Boardman and Jim Bridger Unit 4 elected to meet Phase I nitrogen oxide (NOx ) limits beginning in 1998. As a result of this voluntary "early election" these units will not be required to meet the more restrictive Phase II NO x limits until 2008. Had the units not voluntarily "early elected," they would have been required to meet the Phase II limits in 2000. Jim Bridger Units 1, 2, and 3 were accepted as substitution units in 1995 and are subject to NO x limits of Phase I instead of the more restrictive limits of Phase II. Jim Bridger has installed low NO x equipment to reduce NO x levels even lower than currently required.

   Water -
IPC has received National Pollutant Discharge Elimination System
Permits, as required under the Federal Water Pollution Control Act Amendments of 1972, for the discharge of effluents from its hydroelectric generating plants.

IPC has agreed to meet certain dissolved oxygen standards at its American Falls hydroelectric generating plant. IPC signed amendments to the agreements relating to the operation of the American Falls Dam and the location of water quality monitoring facilities. The amendments were made to provide more accurate and reliable water quality measurements necessary to maintain water quality standards downstream from IPC's plant during the period from May 15 to October 15 each year.

IPC has installed aeration equipment, water quality monitors and data processing equipment as part of the Cascade hydroelectric project to provide accurate water quality data and increase dissolved oxygen levels as necessary to maintain water quality standards on the Payette River. IPC has also installed and operates water quality monitors at the Milner, Shoshone Falls, Twin Falls, Upper Salmon, Lower Salmon and Bliss hydroelectric projects, in order to meet compliance standards for water quality.

IPC owns and finances the operation of anadromous fish hatcheries and related facilities to mitigate the effects of its hydroelectric dams on fish populations. In connection with its fish facilities, IPC sponsors ongoing programs for the control of fish disease and improvement of fish production. IPC's anadromous fish facilities at Hells Canyon, Oxbow, Rapid River, Pahsimeroi and Niagara Springs continue to be operated under agreements with the Idaho Department of Fish and Game. At December 31, 2000, the investment in these facilities was $12.6 million and the annual cost of operation pursuant to FERC License 1971 was approximately $2.6 million annually.

     Endangered Species -
Several species of salmon and Snake River mollusks living within IPC's operating area are listed as threatened or endangered. IPC continues to review and analyze the effect such designation has on its operations. IPC is cooperating with various governmental agencies to resolve issues related to these species. (See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Issues".)

     Hazardous/Toxic Wastes and Substances -
Under the Toxic Substances Control Act (TSCA), the EPA has adopted regulations governing the use, storage, inspection and disposal of electrical equipment that contain polychlorinated biphenyls
(PCBs). The regulations permit the continued use and servicing of certain electrical equipment (including transformers and capacitors) that contain PCBs. IPC continues to meet all federal requirements of TSCA for the continued use of equipment containing PCBs. IPC has a program to make the 200-plus substations on its system non-PCB. While IPC's use of equipment containing PCBs falls well within the federal standards, IPC has voluntarily decided to virtually eliminate these compounds from its system. This program will save costs associated with the long-term monitoring and testing of equipment and grounds for PCB contamination as well as being good for the environment.. Total IPC costs for the identification and disposal of PCBs from IPC's system were $0.8 million, $0.6 million and $0.5 million for 2000, 1999 and 1998 respectively. IPC believes that all generation facilities are presently non-PCB.

DIVERSIFIED BUSINESS OPERATIONS
IDACORP has been pursuing a strategy of expanding non-regulated activities and separating the regulated utility operations of IPC from non-regulated activities. The following discussion highlights significant developments related to this strategy.

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

When buying and selling energy, the high volatility of energy prices can have significant negative impact on profitability if not appropriately managed. Also, counterparty creditworthiness is key to ensuring that transactions entered into withstand dramatic market fluctuations. To manage the risks inherent in the energy commodity industry while implementing our business strategy, our Risk Management Committee, comprised of Company officers, oversees the risk management program as defined in our risk management policy. The program is intended to manage the impact to earnings caused by the volatility of energy prices by mitigating commodity price risk, credit risk, and other risks related to the energy commodity business. We discuss some of these risks later in Part II Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Market Risk."

The IPUC has approved our application to move our nonutility electricity marketing activity from IPC to another IDACORP subsidiary, IDACORP Energy. We expect to have FERC approval by early April 2001. These non-operating transactions do not involve sales from IPC's resources and are not related to system reliability.

OTHER
Ida-West Energy Company
Ida-West develops, acquires, owns and manages electric power projects. In January 2001, IPC chose Garnet Energy, a subsidiary of Ida-West, to provide additional power that IPC is seeking to secure. Garnet plans to build a 250-MW natural gas-fired turbine near Middleton, Idaho, about 20 miles west of Boise. This plant will have an upgrade potential to 500 MW and will be ready by mid-2004 to meet IPC's projected need.

In March, 2000, Ida-West sold for cash its interest in the yet-to-be-built Hermiston Power Project, a 536-MW gas-fired project to be located near Hermiston, Oregon. Ida-West was responsible for managing all permitting and development activities relating to the project since its inception in 1993. Ida-West recorded a pre-tax gain of $14 million on this transaction in 2000.

Ida-West has investments in 12 operating hydroelectric plants with a total generating capacity of approximately 72 MW. IPC has purchased all of the power from the five Idaho hydroelectric entities that are fifty-percent owned by Ida-West, totaling approximately $8.1 million in 2000.

Through September 1998, Ida-West was a subsidiary of IPC.  On
October 1, 1998, Ida-West was transferred to become a direct subsidiary of IDACORP.

IdaTech
In March 1999 IDACORP purchased a majority interest in IdaTech (then known as Northwest Power Systems). IdaTech has patented a unique fuel reformer that allows for the processing of a number of fuels into hydrogen that is then used for the generation of electricity. In 2000 IdaTech completed testing of its patented alpha fuel cell system for residential applications, and is now proceeding with design and production of the first 50 beta fuel cell systems for testing in 2001, as agreed upon in a contract with the Bonneville Power Administration. IdaTech also began field testing its fuel cell systems in Japan in cooperation with Tokyo Boeki, Ltd.

IdaTech is anticipating commercialization of its first units in 2002 in applications such as uninterruptible power sources and emergency power. Residential units should be available in 2003.

Rocky Mountain Communications, Inc.
In August 2000, IDACORP acquired a controlling interest in Rocky
Mountain Communications, Inc. (RMCI), is a national Internet service provider, offering traditional and high-speed Internet access services in both residential and business markets.

RMCI is developing its high-speed Velocitus broadband wireless Internet service for business applications and is marketing this service to businesses across the western United States. The service is currently available in Boise and Pocatello, Idaho and Spokane, Washington, and is planned to be expanded to 70 cities within the next two years.

Applied Power Company (APC)
In January 2001, IDACORP sold APC, a manufacturer, supplier and distributor of solar photovoltaic systems. IPC had acquired APC in 1996, and transferred ownership (at book value) to IDACORP on January 1, 2000. APC was sold at approximately its book value.

IDACORP Financial Services (IFS)
IFS invests primarily in affordable housing projects, which provide a return primarily by reducing federal income taxes through tax credits and tax depreciation benefits. In 2000, IFS expanded its portfolio to include historic rehabilitation projects such as the El Cortez Hotel in San Diego, California and the Empire Building in Boise. In January 2000, ownership of IFS was transferred (at book value) from IPC to IDACORP.

IDACORP Services
IDACORP Services offers a variety of products and services to residential and business customers. These offerings include: home security monitoring, carbon monoxide detection, and home surge protection devices, satellite dish products and services, payment protection and appliance maintenance.

RESEARCH AND DEVELOPMENT
IdaTech owns several patents on a unique fuel reformer that allows for the processing of a number of fuels into hydrogen that is then used for the generation of electricity. In 2000, IdaTech spent approximately $1.3 million for research and development of fuel cell technology.

As an active member of the NEEA, IPC has been shifting the focus of its conservation, or demand-side management (DSM), activities towards regional market transformation efforts and renewing its commitment to public purpose programs. At the same time, IPC has discontinued many of the traditional DSM programs that required deferral of costs. In 2000, $1.6 million was expended on energy-efficiency programs.

During 2000, IPC spent approximately $0.1 million on research and development through membership in Electric Power Research Institute (EPRI). EPRI creates science technology solutions for the global energy and energy service. Some of the subjects of EPRI projects include: power quality, electric transportation systems, EMF assessment/risk management and air quality issues.

CONSTRUCTION PROGRAM
IDACORP's construction and acquisition program for 2001-2005
(excluding allowances for funds used during construction) is presently estimated to require cash funds of approximately $716 million as follows:

                                       2001       2002-2005
                                      (Millions of Dollars)
IPC Utility:
Generating facilities
    Hydro                             $ 17.5       $ 67.9
    Thermal                              9.3         39.4
      Total generating facilities       26.8        107.3
 Transmission lines and substations     21.0         91.4
 Distribution lines and substations     56.5        206.9
 General                                20.4         98.2
      Total IPC cash construction      124.7        503.8
 Energy marketing                        7.2          7.4
 Other                                  46.0        204.4
    Total cash construction
      expenditures                   $ 177.9        715.6


IPC has no nuclear involvement and its future construction plans do not include development of any nuclear generation. IPC's capital expenditures are primarily for maintaining current infrastructures and meeting anticipated electricity demands. Various options that may be available to meet the future energy requirements of its customers including efficiency improvements on IPC's generation, transmission and distribution systems and purchased power and exchange agreements with other utilities or other power suppliers. IPC will pursue the projects that best meet its future energy needs.

FINANCING PROGRAM
The Company's five-year estimate of capital requirements and sources of capital are outlined in the following table:
                                                    Idaho Power
                               IDACORP,Inc. *          Company
                               2001   2002-2005   2001     2002-2005
                                      (Millions of Dollars)

Capital Requirements:
    Net cash construction
      expenditure             $ 124.7 $ 503.8     $ 124.7  $ 503.8
    Other cash
      expenditures               53.2   211.8           -        -
         Total                $ 177.9   715.6       124.7    503.8
Sources of Capital:
    Internal generation       $ 177.9   640.3       124.7    428.1
    Short-term bank loans
      - net                         -    36.4           -     97.4
    Other debt issued               -    78.0           -     (6.7)
    Other                           -   (39.1)          -    (15.0)
        Total                 $ 177.9   715.6       124.7    503.8


*includes IPC

Capital expenditures are necessary to fund projects contributing to the Company's earnings growth.

The above estimates are subject to constant revision in light of changing economic, regulatory and environmental factors and patterns of conservation. Any additional securities to be sold will depend upon market conditions and other factors. The Company will continue to take advantage of any refinancing opportunities as they become available.

Under the terms of the Indenture relating to IPC's First Mortgage Bonds, net earnings must be at least two times the annual interest on all bonds and other equal or senior debt. For the twelve months ended December 31, 2000, net earnings were 7.53 times. Additional preferred stock may be issued when earnings for twelve consecutive months within the preceding fifteen months are at least equal to 1.75 times the aggregate annual interest requirements on all debt securities and dividend requirements on preferred stock. At December 31, 2000, the actual preferred dividend earnings coverage was 3.98 times. If the dividends on the shares of Auction Preferred Stock were to reach the maximum allowed, the preferred dividend earnings coverage would be 3.05 times. The Indenture and IPC's Restated Articles of Incorporation are exhibits to the Form 10-K and reference is made to them for a full and complete statement of their provisions.


ITEM 2.  PROPERTIES
IPC's system includes 17 hydroelectric generating plants located in southern Idaho and eastern Oregon (detailed below) and an interest in three coal-fired steam electric generating plants.
The system also includes approximately 4,656 miles of high voltage transmission lines; 21 step-up transmission substations located at power plants; 17 transmission substations; 7 transmission switching stations; and 205 energized distribution substations (excludes mobile substations and dispatch centers).

IPC holds licenses under the Federal Power Act for 13 hydroelectric projects from the FERC. These and the other generating stations and their capacities are listed below:

                               Maximum
                                 Non-
                               Coincident    Nameplate
                               Operating    Capacity    License
 Project                     Capacity kW       kW      Expiration

Properties Subject to
Federal Licenses:
     Lower Salmon                 70,000     60,000       1997  (a)
     Bliss                        80,000     75,000       1998  (a)
     Upper Salmon                 39,000     34,500       1998  (a)
     Shoshone Falls               12,500     12,500       1999  (a)
     C J Strike                   89,000     82,800       2000  (a)
     Upper Malad                   9,000      8,270       2004
     Lower Malad                  15,000     13,500       2004
     Brownlee-Oxbow-Hells
       Canyon                  1,398,000  1,166,900       2005
     Swan Falls                   25,547     25,000       2010
     American Falls              112,420     92,340       2025
     Cascade                      14,000     12,420       2031
     Milner                       59,448     59,448       2038
     Twin Falls                   54,300     52,737       2041
Other Generating Plants:
     Other Hydroelectric          10,400     11,300
     Jim Bridger (coal-
       fired)                    706,667    709,617
     Valmy (coal-fired)          260,650    260,650
     Boardman (coal-fired)        55,200     56,050

 (a)Renewed on a year-to-year basis; application for relicense is pending.

At December 31, 2000, the composite average ages of the principal parts of IPC's system, based on dollar investment, were:
production plant, 20 years; transmission system and substations, 20 years; and distribution lines and substations, 15 years. IPC considers its properties to be well maintained and in good operating condition.

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

As a result of various federal legislative actions and proposals (such as the Electric Consumers Protection Act of 1986, Energy Policy Act of 1992, Clean Water Act Reauthorization and Endangered Species Act Reauthorization), a major issue facing IPC is the relicensing of its hydro facilities. The relicensing of these projects is not automatic under federal law. IPC must demonstrate comprehensive usage of the facilities, that it has been a conscientious steward of the natural resource entrusted to it, and that it is in the public interest for IPC to continue to hold the federal licenses.

IPC is actively pursuing new licenses for 10 of its 17 hydroelectric projects from the FERC. This process could take anywhere from eight to 15 years, depending on environmental issues and political processes.

The most significant relicensing will be the Hells Canyon Complex, which provides over half of IPC's generation capacity. Presently, IPC is developing study plans within the framework of a collaborative team made up of individuals representing state and federal agencies, businesses, environmental, tribal, customer, local government and local landowner interests. IPC expects to file the new license application in July 2003.

Shoshone Falls, Upper Salmon Falls, Lower Salmon Falls and Bliss hydroelectric projects are awaiting an Environmental Impact Statement (EIS) from the federal government, which is necessary prior to license issuance. IPC completed 64 Additional Information Requests (AIRs) from the agencies and non-governmental organizations in early 2000, which combined with recently filed, final recommendations, terms and conditions, will be used by the FERC to produce a draft EIS for these projects in May 2001.

IPC filed its application for a new license for the C J Strike project in November 1998. Similarly, 21 AIRs were issued on this project as well and the FERC has noticed that this project is Ready for Environmental Analysis which gives the agencies and interested parties 60 days to provide their final recommendations, terms and conditions for this project. A draft EIS is expected by August 2001.

The Upper and Lower Malad projects, scheduled for a July 2002 new license application, are nearing completion of field studies and reporting should be complete in early 2001.

Idaho Energy Resources Co. owns a one-third interest in certain coal leases near the Jim Bridger generating plant in Wyoming from which coal is mined and supplied to the plant.

Ida-West holds investments in 12 operating hydroelectric plants with a total generating capacity of 72 MW.

ITEM 3.  LEGAL PROCEEDINGS
     None



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     None


EXECUTIVE OFFICERS OF THE REGISTRANT

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

                            IDACORP, Inc.

Name, Age and Position     Business Experience During Past Five (5) Years*

Jan B. Packwood, 57        Appointed May 30, 1999.  Mr.
President and Chief        Packwood was President and Chief
Executive Officer          Operating Officer from February 2,
                           1998 to May 30, 1999.

J. LaMont Keen, 48         Appointed May 5, 1999.  Mr. Keen was
Senior Vice President,     Senior Vice President-Administration,
Administration and Chief   Chief Financial Officer and Treasurer
Financial Officer          from March 15, 1999 to May 5, 1999,
                           and Vice President, Chief Financial
                           Officer and Treasurer from February
                           2, 1998 to March 15, 1999.

Richard Riazzi, 46         Appointed March 15, 1999.  Mr. Riazzi
Senior Vice President,     was Vice President - Marketing and
Generation and Marketing   Sales from January 14, 1999 to March
                           15, 1999.

Darrel T. Anderson, 42     Appointed May 5, 1999.
Vice President-Finance
and Treasurer

Robert W. Stahman, 56      Appointed February 2, 1998.
Vice President-General
Counsel and Secretary


________________
*IDACORP, Inc. executive officers serve in the same capacities at Idaho Power Company. For these officers' business experience during the past five years, please refer to the next table.


EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of all of the executive officers of Idaho Power Company are listed below along with their business experience during the past five years. There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was elected.

                         Idaho Power Company

Name, Age and Position     Business Experience During Past Five (5) Years

Jan B. Packwood, 57        Appointed May 30, 1999.  Mr. Packwood
President and Chief        was President and Chief Operating
Executive Officer          Officer from September 1, 1997 to May
                           30, 1999, Executive Vice President
                           from July 11, 1996 to September 1,
                           1997, and Vice President-Power Supply
                           prior to July 11, 1996.

J. LaMont Keen, 48         Appointed May 5, 1999.  Mr. Keen was
Senior Vice President -    Senior Vice President-Administration,
Administration and Chief   Chief Financial Officer and Treasurer
Financial Officer          from March 15, 1999 to May 5, 1999,
                           Vice President, Chief Financial
                           Officer and Treasurer from March 14,
                           1996 to March 15, 1999 and Vice
                           President and Chief Financial Officer
                           prior to March 14, 1996.

James C. Miller, 46        Appointed November 18, 1999.  Mr.
Senior Vice President -    Miller was Vice President -
Delivery                   Generation from July 10, 1997 to
                           November 18, 1999 and was General
                           Manager - Generation prior to July
                           10, 1997.

Richard Riazzi, 46         Appointed March 15, 1999.  Mr. Riazzi
Senior Vice President -    was Vice President - Marketing and
Generation and Marketing   Sales from January 9, 1997 to March
                           15, 1999.  Mr. Riazzi was Vice
                           President, Corporate Marketing (1995-
                           1996) for Equitable Resources, Inc.

Darrel T. Anderson, 42     Appointed May 5, 1999.  Mr. Anderson
Vice President - Finance   was corporate controller from January
and Treasurer              25, 1999 to May 5, 1999, Executive
                           Vice President of Finance and
                           Operations at Applied Power Corp.
                           from June 5, 1998 to January 25,
                           1999, and corporate controller from
                           February 26, 1996 to June 5, 1998.
                           Mr. Anderson was Senior Manager of
                           Audit Services for Deloitte & Touche
                           LLP prior to February 26, 1996.

John P. Prescott, 44       Appointed November 18, 1999.  Mr.
Vice President -           Prescott was Vice President of
Generation                 Business Development for IDACORP
                           Technologies, Inc. from August 1999
                           to November 18, 1999, and President
                           and Treasurer of Stellar Dynamics
                           from October 5, 1995 to August 1999.

Bryan A.B. Kearney, 38     Appointed November 18, 1999.  Mr.
Vice President and Chief   Kearney was Vice President and Chief
Information Officer        Technology Officer at Bear Creek Corp
                           (1998-1999), Chief Information
                           Officer for Shasta County, California
                           (1996-1998), and Director of
                           Information Systems and Services for
                           the City of Fort Worth, Texas (1994-
                           1995).

Cliff N. Olson, 51         Appointed July 11, 1991.
Vice President -
Corporate Services

Robert W. Stahman, 56      Appointed July 13, 1989.
Vice President - General
Counsel and Secretary

Marlene K. Williams, 48    Appointed May 5, 1999.  Ms. Williams
Vice President - Human     was Director of Human Resources at
Resources                  Arizona Public Service prior to May
                           5, 1999.


PART II




ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

IDACORP, Inc.'s common stock (without par value) is traded on the New York and Pacific Stock Exchanges. At December 31, 2000, there were 21,886 holders of record and the year-end stock price was $49.06 per share.

The outstanding shares of Idaho Power Company common stock ($2.50 par value) are held by IDACORP, Inc. and are not traded. IDACORP, Inc. became the holding company of Idaho Power Company on October
1, 1998.

The following table shows the reported high and low sales price and dividends paid for the years 2000 and 1999 as reported by the Wall Street Journal as composite tape transactions.


                                       2000 Quarters
Common Stock, without par
  value:                       1st      2nd      3rd      4th
       High                   $53.00   $37.00   $48.69   $51.81
       Low                     25.94    31.00    32.38    43.38
       Dividends paid per
         share (cents)         46.5     46.5     46.5     46.5

______________________________

                                       1999 Quarters
Common Stock, without par
value:                         1st      2nd      3rd      4th
       High                   $36.50   $33.63   $32.00   $31.25
       Low                     29.25    29.50    29.19    26.00
       Dividends paid per
         share (cents)         46.5     46.5     46.5     46.5


ITEM 6.  SELECTED FINANCIAL DATA

SUMMARY OF OPERATIONS (Thousands of Dollars except for per share amounts) IDACORP, Inc.
For the Years Ended
December 31,                  2000       1999      1998      1997      1996

Operating revenues     $1,019,353 $  731,152 $  795,087 $  627,724 $  598,065
Income from operations    261,663    199,050    193,423    191,746    193,768
Net income                139,883     91,349     89,176     87,098     83,155
Earnings per average
  share outstanding
  (basic and diluted)        3.72       2.43       2.37       2.32       2.21
Dividends declared per
  share                      1.86       1.86       1.86       1.86       1.86

At December 31,
Total long-term debt*     864,114    821,558    815,937    746,142    769,810
Total assets            4,639,258  2,640,371  2,456,819  2,451,816  2,328,738

*Excludes amount due within one year.

The above data should be read in conjunction with IDACORP's consolidated financial statements and notes to consolidated financial statements included in this Annual Report on Form 10-K.



SUMMARY OF OPERATIONS (Thousands of Dollars)
IDAHO POWER COMPANY
For the Years Ended          2000      1999      1998      1997      1996
December 31,

Operating revenues     $  835,662 $  658,336 $  756,410 $  605,183 $  578,445
Income from operations    169,636    172,458    180,584    180,731    187,171
Net income                131,559     97,528     95,919     92,274     90,618

At December 31,
Total long-term debt*     808,977    821,558    815,937    746,142    769,810
Total assets            4,295,098  2,559,374  2,421,790  2,451,816  2,328,738

Utility Customer Data:
General business
  customers               393,831    384,421    373,730    363,085    352,487
Average kWh per customer   37,068     36,379     36,368     37,080     37,627
Average rate per kWh (cents) 3.87       3.75       3.85       3.63       3.71

*Excludes amount due within one year.

The above data should be read in conjunction with Idaho Power
Company's consolidated financial statements and notes to consolidated financial statements included in this Annual Report on Form 10-K.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS


INTRODUCTION
In Management's Discussion and Analysis we explain the general financial condition and results of operations of IDACORP, Inc. and its subsidiaries (IDACORP or the Company). IDACORP is a holding company formed in 1998 as the parent of Idaho Power Company (IPC), and several other entities.

IPC is an electric utility with a service territory covering over 20,000 square miles, primarily in southern Idaho, and eastern Oregon. IPC also conducts electricity marketing and trading operations, and is the parent of Idaho Energy Resources Co., a joint venturer in Bridger Coal Company, which supplies coal to IPC's Jim Bridger generating plant.

IDACORP's other significant operating subsidiaries are:
    IDACORP Energy Services - natural gas marketing
    Ida-West Energy - independent power projects development and management
    IdaTech - developer of integrated fuel cell systems
    IDACORP Financial Services - affordable housing and other real estate investments
    Rocky Mountain Communications- commercial and residential
      Internet service provider
    IDACOMM - provider of telecommunications services
    IDACORP Services - energy related products and services Applied Power Company - supplier of photovoltaic systems (sold
      January 2001).

As you read Management's Discussion and Analysis, it may be helpful to refer to our Consolidated Statements of Income which present our results of operations for the years ended December 31, 2000, 1999 and 1998. In our discussion we explain, by operating segment, the significant annual changes between specific line items in the Consolidated Statements of Income.


FORWARD-LOOKING INFORMATION
In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (Reform Act), we are hereby filing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company in this Annual Report, any quarterly report on Form 10-Q, in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "anticipates", "believes", "estimates", "expects", "intends", "plans", "predicts", "projects", "will likely result", "will continue", or similar expressions) are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions, and uncertainties and are qualified in their entirety by reference to, and are accompanied by, the following important factors, which are difficult to predict, contain uncertainties, are beyond our control and may cause actual results to differ materially from those contained in forward-looking statements:

  prevailing governmental policies and regulatory actions, including those of the Federal Energy Regulatory Commission (FERC), the Idaho Public Utilities Commission (IPUC), the Oregon Public Utilities Commission (OPUC), and the Public Utilities Commission of Nevada (PUCN), with respect to allowed rates of return, industry and rate structure, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of purchased power and other capital investments, and present or prospective wholesale and retail competition (including but not limited to retail wheeling and transmission costs);
  the current energy situation in the western United States;
  economic and geographic factors including political and economic risks;
  changes in and compliance with environmental and safety laws and policies;
  weather conditions;
  population growth rates and demographic patterns;
  competition for retail and wholesale customers;
  pricing and transportation of commodities;
  market demand, including structural market changes;
  changes in tax rates or policies or in rates of inflation;
  changes in project costs;
  unanticipated changes in operating expenses and capital expenditures;
  capital market conditions;
  competition for new energy development opportunities; and legal and administrative proceedings (whether civil or criminal) and settlements that influence the business and profitability of the Company.

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

RESULTS OF OPERATIONS
In this section we discuss our earnings and the factors that affected them, beginning with a general overview and then discussing results for each of our operating segments.

Earnings per share of
common stock
                           2000    1999    1998
Utility operations        $ 1.97  $ 2.00  $ 2.13
Energy marketing            1.58    0.34    0.14
Other                       0.17    0.09    0.10
Total earnings per
  share                   $ 3.72  $ 2.43  $ 2.37

Return on year-end
  common equity            17.0%   12.1%   12.2%

The primary factor contributing to the increases in earnings per share (EPS) from 1999 to 2000 and from 1998 to 1999 is favorable energy marketing results. Our net income from energy marketing increased $47 million in 2000 and $8 million in 1999 due to a combination of factors, including increased price volatility in the energy markets, and increased trading volumes over a larger geographic area.

The decrease in EPS from utility operations from 1999 to 2000 is predominantly the result of increased net power supply costs, due to a decline in hydroelectric generating conditions and increased market prices for purchased power. These cost increases are partially offset by increased general business revenue resulting from rate increases, customer growth and weather conditions.

EPS from utility operations was less in 1999 compared to 1998 due primarily to increased costs at our coal-fired generations plant and payroll and consulting expenses.

Our EPS from other operations increased in 2000 compared to 1999, predominantly because of the gain recorded on the sale in March
2000 of the Hermiston Power Project. This gain was partially offset by losses related to newly acquired subsidiaries.

UTILITY OPERATIONS

This section discusses IPC's utility operations, which are subject to regulation by, among others, the state public utility commissions of Idaho, Oregon, and Nevada, and by the Federal
Energy Regulatory Commission. Before we discuss the changes in income from our utility operations, we'll describe these operations to help you understand them and the relationship between the financial statement line items.

IPC owns and operate 17 hydroelectric power plants and shares ownership in three coal-fired generating plants. The following table presents IPC's system generation for the last three years:

                     MWhs (in thousands)    Percent of total
                                               generation
                     2000    1999    1998   2000    1999   1998

Hydroelectric        8,500  10,652   11,135    52%    59%    62%
Thermal              7,701   7,266    6,925    48     41     38
 Total system
   generation       16,201  17,918   18,060   100%   100%   100%


Hydro generation was seven percent below normal conditions in 2000, 17 percent above normal in 1999 and 22 percent above normal in 1998.

Because of its reliance on hydroelectric generation, IPC's generation operations can be significantly affected by the weather. The availability of inexpensive hydroelectric power depends on snowpack in the mountains above IPC's hydro facilities, precipitation and other weather and streamflow management considerations. When hydroelectric generation decreases and customer demand increases, as it has from 1998 to 2000, we must increase our reliance on more expensive thermal generation and purchased power.

The rates we charge to our general business customers are determined by the various regulatory authorities. Approximately 95 percent of our general business revenue and sales come from customers in the state of Idaho. The rates we charge these customers, (except for customers with special contracts) are adjusted annually by a power cost adjustment (PCA) mechanism. The PCA adjusts rates to reflect the changes in costs incurred by IPC to supply power. Throughout the year, we compare our actual power supply costs to the amounts we are recovering in rates. Most, but not all, of this difference is deferred and included in the calculation of rates for future years.

The primary influences on electricity sales are weather and economic conditions. Generally, extreme temperatures increase sales to customers, who use electricity for cooling and heating, and moderate temperatures decrease sales. Precipitation levels during the growing season affect sales to customers who use electricity to operate irrigation pumps. Increased precipitation reduces electricity usage by these customers.

Strong overall economic conditions in our utility service territory have resulted in general business customer growth, with
2.4 percent, 2.9 percent and 2.9 percent increases in average customers served in 2000, 1999, and 1998 respectively.

General Business Revenue
The following table presents IPC's general business revenues and volumes for the last three years:

                               Revenues                  Volumes
                       (in thousands of  dollars)  (in thousands of MWh)
                        2000     1999     1998       2000   1999    1998
Residential            $225,336 $213,547 $211,445   4,393  4,200   4,090
Commercial (less
  than 1000 kW demand)  129,816  120,846  118,375   3,375  3,164   2,997
Industrial (greater
  than 1000 kW demand)  133,171  117,366  124,237   4,808  4,666   4,788
Irrigation               74,827   62,166   58,639   1,993  1,706   1,466
Public Highway and
  Street                  2,207    2,223    2,160      29     30      28
  Total                $565,357 $516,148 $514,856  14,598 13,766  13,369


As mentioned above, our general business revenue is dependent on many factors, including the number of customers we serve, the rates we charge, and weather conditions.

2000 vs. 1999
The 9.5 percent increase in general business revenues is due to the following factors:
     Increased average rates, resulting from the PCA and special-contract customers, increased revenues $17 million. We discuss the PCA in more detail below in "Regulatory Issues - Power Cost
     Adjustment";
     Increased usage per customer, resulting from weather conditions and other factors, increased revenues $26 million. Decreased precipitation during the growing season increased sales to irrigation customers, and hotter summer and colder winter temperatures increased sales to the other customer classes;
     Our average number of customers increased 2.7 percent over 1999, increasing revenue $6 million.

1999 vs. 1998
In 1999, general business revenue was only marginally higher than 1998. The following factors influenced general business revenue:
     A 2.9 percent increase in general business customers increased revenue $7 million;
     Drier weather conditions and other factors affecting usage increased revenue $12 million;
     Decreased average rates, resulting from the PCA, decreased revenue $17 million.

Off-system sales
Off-system sales consist primarily of long-term sales contracts and opportunity sales of surplus system energy.

    $ (in thousands)         MWh (in thousands)      Revenue per MWh
 2000     1999     1998      2000   1999   1998    2000    1999   1998
$229,986 $119,785 $214,418  4,529  5,924  7,907    $50.78  $20.22 $27.12


2000 vs. 1999
Off-system sales increased due predominantly to significant increases in prices for surplus system energy, which increased our average revenue per MWh by over 150 percent. A 24 percent decrease in volumes of electricity sold, due to decreased availability, partially offset the increase in market prices.

1999 vs. 1998
Off system sales decreased due principally to two factors, a 25 percent decrease in volumes sold and a 25 percent decrease in price per MWh.

Power Supply
The Power supply components of income from operations include off-system sales (described and analyzed above) and purchased power, fuel and PCA expenses (analyzed below).

The impact of the changes in net power supply costs was an increase in net power supply expense of $69 million in 2000 and a decrease of $6 million in 1999. The PCA adjustment is not designed to fully mitigate the effect of fluctuations in net power supply costs, and is applicable only to Idaho customers.

Purchased power

    $ (in thousands)       MWh (in  thousands)       Cost per MWh
 2000     1999     1998     2000   1999   1998    2000    1999    1998
$398,649 $106,344 $185,271 4,311  3,127  4,707   $92.47  $34.01  $39.36


2000 vs. 1999
Purchased power expenses increased $292 million in 2000 due to major increases in prices in the energy markets, and to increased volumes purchased. The increase in volumes was necessitated by decreased generation at our hydroelectric plants and increased customer demand.

1999 vs. 1998
Purchased power expenses decreased $79 million in 1999.
Contributing to these results are a number of operational factors, including changing hydro availability, system load and fluctuating wholesale market conditions.

Fuel expense

        $ (in thousands)        Thermal MWh generated
                                   (in thousands)
     2000     1999     1998      2000    1999     1998
    $94,215  $86,617  $86,237   7,701   7,266    6,925


2000 vs. 1999
Fuel expenses increased by $8 million in 2000, due primarily to increased generation at our coal-fired plants, necessitated by decreased generation at our hydroelectric plants and increased customer demand.

1999 vs. 1998
Fuel expenses were essentially unchanged. Increases in generation were offset by decreased average coal prices.

Power Cost Adjustment
The PCA component of expenses is related to the Company's PCA regulatory mechanism. The PCA mechanism increases expenses when power supply costs are below forecast, and decreases expenses when power supply costs are above forecast. We discuss the PCA in more detail in "Regulatory Issues - Power Cost Adjustment."

2000 vs. 1999
The PCA expense was a credit of $121 million in 2000, due predominantly to the considerable increases in purchased power
costs not anticipated in our 2000-2001 rate year forecast.   In
1999, actual power supply costs were near forecast, causing the PCA component of expense to be minimal.

1999 vs. 1998
The PCA decreased $22 million in 1999, due to 1999's power supply costs being near forecast, while 1998 costs were below forecast.

Other Expenses
2000 vs. 1999
Other operations and maintenance expenses in 2000 were substantially unchanged from 1999. Decreased pension expenses were offset by increased distribution line maintenance and general expenses. Depreciation expenses increased $2 million, primarily due to plant additions.

1999 vs. 1998
Other operations and maintenance expenses increased $6 million in 1999. The increase was principally due to increased operating expenses at our coal-fired generation plants, and payroll and consulting expenses. Depreciation expenses increased $3 million, due primarily to plant additions.


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

When buying and selling energy, the high volatility of energy prices can have significant negative impact on profitability if not appropriately managed. Also, counterparty creditworthiness is key to ensuring that transactions entered into withstand dramatic market fluctuations. To manage the risks inherent in the energy commodity industry while implementing our business strategy, our Risk Management Committee, comprised of Company officers, oversees the risk management program as defined in our risk management policy. The program is intended to manage the impact to earnings caused by the volatility of energy prices by mitigating commodity price risk, credit risk, and other risks related to the energy commodity business. We discuss some of these risks later in "Market Risk."

In August 2000 the IPUC approved our application to move our nonutility electricity marketing activity to another IDACORP subsidiary, IDACORP Energy. We expect to have FERC approval by early April 2001. These non-operating transactions do not involve sales from IPC's resources and are not related to system reliability.

Operating Revenues
2000 vs. 1999
Energy marketing revenues increased $114 million in 2000 due primarily to increased prices in the energy markets and increased marketing activity. The market conditions in 2000 were something of an anomaly and as such, we do not anticipate that revenues will continue to grow at the rate seen in 2000. We anticipate our marketing revenues to grow in relation to the base 1999 revenues.

1999 vs. 1998
Energy marketing revenues increased $21 million in 1999 due primarily to increased energy marketing activities.

Operating Expenses
2000 vs. 1999
Energy marketing expenses increased $41 million in 2000 due primarily to increased administrative expenses related to the increased marketing activities. This includes increased credit reserves to reflect, in part, the increased risk associated with transactions with the California Power Exchange and Independent System Operator. We have approximately $48 million of receivables from these entities and have set up reserves in accordance with our credit policies reflective of the increased credit risk in these markets.

The Risk Management Policy defines market risk limits within which trading must be contained. Also, included is an extensive credit policy within which each counterparty is evaluated for financial strength and assigned a credit limit. Credit exposure with each counterparty is measured daily as well as the credit exposure of the entire portfolio. Our strategy is to diversify credit risk across counterparties and to set up appropriate credit reserves to protect against the potential credit losses in the portfolio.

1999 vs. 1998
Energy marketing expenses increased $7 million in 1999 due primarily to increased energy marketing activities.

OTHER OPERATIONS

Other operations include the results of operations of our diversified subsidiaries, including Ida-West Energy Company;
IdaTech, LLC; Applied Power Company (APC); IDACORP Financial
Services; IDACORP Services Co.; IDACOMM, Inc.; and Rocky Mountain
Communications, Inc. (RMCI).

Revenues
2000 vs. 1999
Other diversified operating revenues decreased $5 million in 2000 due primarily to a reduction in sales made by APC.

1999 vs. 1998
Other diversified revenues increased $14 million in 1999 due primarily to revenues of businesses acquired by APC in 1998 and 1999.

Expenses
2000 vs. 1999
Other diversified operating expenses increased $4 million in 2000 due primarily to the operations of RMCI, acquired in August 2000, and increased activities at IdaTech, our fuel-cell technology development subsidiary, offset by a reduction in expenses at APC.

1999 vs. 1998
Other diversified operating expenses increased $13 million in 1999 due primarily to expense of businesses acquired by APC in 1998 and 1999.

Other Income
2000 vs. 1999
Other income increased $11 million in 2000 due primarily to the sale of our interest in the Hermiston Power Project, a 536-MW, gas-fired cogeneration project to be located near Hermiston, Oregon. Ida-West Energy Company, a wholly owned subsidiary of IDACORP, was responsible for managing all permitting and development activities relating to the project since its inception in 1993. We recorded a pre-tax gain of $14 million on this transaction.


LIQUIDITY AND CAPITAL RESOURCES
Cash Flow
Our net cash generated from operations totaled $534 million for the three-year period 1998-2000. After deducting common dividends of $210 million, net cash generation from operations provided approximately $324 million for our construction program and other capital requirements. Internal cash generation after dividends provided 42 percent of our total capital requirements in 2000, 114 percent in 1999, and 95 percent in 1998. Operating cash flows declined in 2000, predominantly due to the growth in our PCA regulatory asset balance, reflecting increased power supply expenditures that we have not yet recovered through PCA rate adjustments.

We forecast that internal cash generation after dividends will provide approximately 101 percent of total capital requirements in 2001 and 109 percent during the four-year period 2002-2005. We expect to continue financing our utility construction program and other capital requirements with both internally generated funds and, to the extent necessary, externally financed capital.

Principal amounts of long-term debt maturing in the next five years are as follows (in millions of dollars):

                    2001    2002     2003     2004     2005
         Utility   $30.1   $27.1    $80.1    $50.1    $60.1
         Other       9.7     9.5      9.2      9.3      8.3


At January 1, 2001, IPC had regulatory authority to incur up to $200 million of short-term indebtedness. At December 31, 2000, IPC's short-term borrowing totaled $60 million compared to $20 million at December 31, 1999, and $39 million at December 31, 1998.

We have credit facilities established at both IPC and IDACORP. IPC has a $120 million multi-year revolving credit facility under which we pay a facility fee on the commitment, quarterly in arrears, based on IPC's First Mortgage Bond Rating. Commercial paper may be issued subject to the regulatory maximum, and is supported by bank lines of credit of an equal amount.

IDACORP has separately established a $50 million three-year credit facility that expires in December 2001, and a $100 million 364-day credit facility that expired in February 2001. We have established a new 364-day credit facility for up to $375 million to help support our unregulated operations. Under these facilities we pay a facility fee on the commitment, quarterly in arrears, based on IPC's First Mortgage Bond Rating. Commercial paper may be issued up to the amounts supported by the bank credit facilities. (See Note 7 of "Notes to Consolidated Financial Statements"). At December 31, 2000, IDACORP's short-term borrowing totaled $61 million.

Construction Program
Our consolidated cash construction expenditures totaled $140 million in 2000, $111 million in 1999, and $89 million in 1998. Approximately 29 percent of these expenditures were for generation facilities, 21 percent for transmission facilities, 36 percent for distribution facilities, and 14 percent for general plant and equipment.

We estimate that our cash construction and acquisition programs will require the following amounts over the next five years. These estimates are subject to revision in light of changing economic, regulatory, environmental, and conservation factors.

                         2001        2002-2005
                          (In millions of $)
   Utility              $124.7         $503.8
   Energy marketing        7.2            7.4
   Other                  46.0          204.4
      Total             $177.9         $715.6


Financing Program
Our consolidated capital structure fluctuated slightly during the three-year period, with common equity ending at 46 percent, preferred stock (of IPC) 6 percent, and long-term debt 48 percent at December 31, 2000.

IDACORP, Inc. currently has a $300 million shelf registration statement that can be used for the issuance of unsecured debt securities and preferred or common stock. At December 31, 2000, none had been issued.

In March 2000 IPC filed a $200 million shelf registration statement that can be used for both first mortgage bonds (including medium-term notes), preferred stock and unsecured debt. In December 2000, $80 million of Secured Medium Term Notes were issued by IPC. Proceeds from this issuance were used in January 2001 for the early redemption of $75 million of First Mortgage Bonds originally due in 2021. At December 31, 2000, $120 million of the total remained to be issued.

In April 2000, at our request, the American Falls Reservoir District issued its American Falls Refunding Replacement Dam Bonds, Series 2000. Proceeds from issuance of these bonds, in the aggregate amount of $19.9 million, were used to refund the same amount of bonds dated May 1, 1990. IPC has guaranteed repayment of these bonds.

In May 2000 $4.4 million of tax-exempt Pollution Control Revenue
Refunding Bonds were issued by Port of Morrow, Oregon. Proceeds were used to refund in August 2000 the same amount of Pollution control Revenue Bonds, Series 1978.

In November 1999 IPC issued $80 million of Secured Medium Term
Notes. The proceeds from this issuance were used in January 2000 to redeem at maturity $80 million of First Mortgage Bonds.

In September 1998 IPC issued $60 million of Secured Medium Term Notes. The proceeds from this issuance were used to redeem at maturity $30 million of First Mortgage Bonds, and to reduce the balance of commercial paper issued in connection with ongoing business.


CURRENT ISSUES
In this section we address a number of other issues that affect or could affect our operations.

Western Electricity Markets and California Energy Situation
Our utility operations are being affected by the electricity market conditions in the western United States. The tremendous increase in prices for purchased power, along with increasing demand and reduced hydroelectric generation, have combined to produce substantial increases in our costs to supply power.

The current mountain snowpack above Brownlee Reservoir, our main storage pool for our Hells Canyon hydro facilities, was at 55 percent of normal in February 2001. This indicates that our hydroelectric generation could be appreciably diminished in 2001.

In May 2001, we will implement the annual PCA adjustment in Idaho to recover up to 90% of our costs to supply power in the Idaho jurisdiction. The cost recovery mechanism is based on the forecast for the May 2001-May 2002 period and a true-up for the preceding year. Because the resulting rate increases are expected to be large, we are exploring an alternative method of cost recovery with the Idaho Public Utilities Commission and the legislature. This method, if approved and implemented, would enable us to recover the costs up front but spread the impact on our customers out over a longer period of time.

We are also proposing a number of programs to decrease our reliance on expensive wholesale power. The programs are designed to reduce overall energy usage, decrease peak-demand levels and increase generation within our service territory.

With regard to our non-utility energy trading in the state of California, IPC in January 1999 entered into a Participation Agreement with the California Power Exchange (CalPX), a California non-profit public benefit corporation. The CalPX operates a wholesale electricity market in California by acting as a clearinghouse through which electricity is bought and sold. Pursuant to the Participation Agreement, IPC could sell power to the CalPX under the terms and conditions of the CalPX Tariff.

On January 18, 2001, the CalPX sent us an invoice for $2.2 million
- a "default share invoice" - as a result of an alleged Southern California Edison (SCE) payment default of $214.5 million for power purchases. We made this payment. On January 24, 2001, we terminated our Participation Agreement with the CalPX. On February 8, 2001, the CalPX sent a further default share invoice for $5.2 million, due February 20, 2001, as a result of alleged payment defaults by SCE and Pacific Gas and Electric Company (PG&E), and others. However, the CalPX owes us $11.3 million for power sold to the CalPX in November and December 2000. We did not pay the February 8 invoice.

The CalPX allocated the defaults of, among others, SCE and PG&E to the remaining participants based upon the level of trading activity of each participant during the preceding three-month period. IPC believes that the default invoices were not proper and that it owes no further amounts to the CalPX. IPC intends to pursue all available remedies in its efforts to collect amounts owed to it by the CalPX.

In addition to the amounts due us from the CalPX, IPC is currently owed approximately $36.5 million from the Cal ISO for sales in November and December 2000.

On February 20, we filed a petition with FERC to intervene in a proceeding which requests the FERC to suspend the use of the CalPX charge back methodology and provides for further FERC oversight in the CalPX's implementation of its default mitigation procedures.

Also a preliminary injunction has been granted by a Federal Judge in the Federal District Court for the Central District of California enjoining the CalPX from declaring any CalPX participant in default under the terms of the CalPX Tariff. On March 9,2001, the CalPX filed for Chapter 11 protection with the U.S.
Bankruptcy Court, Central District of California.

We are unable to predict the outcome of these situations.

In California, the Company believes that it has credit exposure in the range of $30-40 million. The Company continues to manage this exposure in accordance with established credit policies.


Regulatory Issues
Power Cost Adjustment (PCA)
IPC has a PCA mechanism that provides for annual adjustments to the rates we charge to our Idaho retail customers. These adjustments, which take effect annually in mid-May, are based on forecasts of net power supply costs, and the true-up of the prior year's forecast. The difference between the actual costs incurred and the forecasted costs is deferred, with interest, and trued-up in the next annual rate adjustment.

Our May 2000 rate adjustment increased Idaho general business customer rates by 9.5 percent, and resulted from forecasted below-average hydroelectric generating conditions. Overall, IPC's annual general business revenues are expected to increase $38 million during the 2000-2001 rate period.

So far in the 2000-2001 rate period actual power supply costs have been significantly greater than the forecast, due to actual hydrolectric conditions being below the forecast, and purchased power prices being significantly above the forecast. To account for these higher-than-forecasted costs, IPC has recorded a regulatory asset of $120 million as of December 31, 2000 ($161 million as of January 31, 2001). In February, 2001 IPC filed an application with the IPUC proposing to implement a one-year emergency fuel charge due to these extraordinarily high expenses. The IPUC suspended the proposed effective date of March 26, 2001 to May 1, 2001, to allow for public workshops and hearings to be held on the matter. The IPUC also ordered IPC to make its annual PCA filing as soon as possible so that the cases can be filed jointly. IPC will be making its filing at the end of March 2001. Due to the overall weakness in the general credit markets across the United States, and concerns regarding the liquidity of the western energy markets, any negative indication by regulators regarding the recovery of wholesale purchased power costs would affect our ability to successfully access the credit markets.

The May 1999 rate adjustment reduced rates by 9.2 percent. The decrease was the result of both forecasted above-average hydroelectric generating conditions and a true-up from the 1998-99 rate period. Overall, the May 1999 rate adjustment decreased annual general business revenues by $40 million during the 1999-2000 rate period.

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

In April 2000 the IPUC ordered that $6.9 million of the revenue sharing balance be refunded to Idaho customers through rate reductions effective May 16, 2000 thus reducing the effect of the PCA on revenues and customer rates. The IPUC also approved IPC's continuing participation in the Northwest Energy Efficiency Alliance (NEEA) through 2004, ordering IPC to set aside the remaining $5.4 million of revenue sharing dollars to fund that participation.

Demand-Side Management (Conservation) Expenses
IPC requested that the IPUC allow for the recovery of post-1993 DSM expenses and acceleration of the recovery of DSM expenditures authorized in the last general rate case. The IPUC set a new amortization period of 12 years instead of the 24-year period previously established. The order reflects an increase in annual Idaho retail revenue requirements of $3.1 million for 12 years.
On April 17, 2000, the Idaho Supreme Court affirmed the IPUC order, after hearing an appeal by a group of industrial customers.

Electric Industry Restructuring
Competition is increasing in the electric utility industry. Our goal is to anticipate and fully integrate into our operations any legislative, regulatory or competitive changes.

In 1997, the Idaho Legislature appointed a committee to study restructuring of the electric utility industry. Although the committee will continue studying a variety of restructuring ideas, it has not recommended any restructuring legislation and is not expected to in the foreseeable future.

In 1999, the Oregon legislature passed legislation restructuring the electric utility industry, but exempted IPC's service territory.

Integrated Resource Plan (IRP)
Every two years, IPC is required to file with the IPUC and OPUC an IRP, a comprehensive look at IPC's present and future demands for electricity and plan for meeting that demand. The 2000 IRP identifies a potential electricity shortfall within our utility service territory by mid-2004. The plan projects a 250-MW resource need in 2004 to satisfy energy demand during IPC's peak periods. Prior to 2004, the IRP calls for IPC to increase purchases from the Northwest energy markets to meet short-term energy needs. IPC anticipates that after 2004, transmission constraints will not allow it to continue to cover increasing demand by increasing purchases.

IPC issued a request for proposals (RFP), seeking bids for 250 MW of additional generation to support the growing demand in IPC's utility service territory. A proposal by Garnet Energy LLC, a subsidiary of Ida-West Energy, was selected by IPC. In January 2001 IPC signed an agreement with Garnet to define the conditions under which the utility will purchase energy produced at the 250-MW project. Garnet has proposed building the natural gas-fired turbine facility in Canyon County, Idaho, located in the southwest part of the state.

Upon completion of negotiations, targeted for May 1, 2001, the contract will be submitted to the IPUC and OPUC for approval and determination of how purchase power costs will be recovered through customers' rates.

Regional Transmission Organizations
In December 1999 the Federal Energy Regulatory Commission, in its landmark Order 2000, said that all companies with transmission assets must file to form regional transmission organizations
(RTOs) or explain why they cannot. Order 2000 is a follow up to orders 888 and 889 issued in 1996, which required transmission owners to provide non-discriminatory transmission service to third parties. By encouraging the formation of RTOs, FERC seeks to further facilitate the formation of liquid wholesale electricity markets.

In response to FERC Order 2000, IPC and other regional transmission owners filed in October 2000 a plan to form RTO West, an independent entity that will operate the transmission grid in eight western states. RTO West will have its own independent governing board. The participating transmission owners will retain ownership of the lines, but will not have a role in operating the grid.

The FERC filing represents a major portion of the filing necessary to form RTO West. However, substantial additional filings will be necessary to include the tariff and integration agreements associated with the new entity and filings for state approvals. We expect the FERC filings to be completed by the summer of 2001 and state filings to be initiated in late 2001 or early 2002.

Relicensing of Hydroelectric Projects
We are actively pursuing the relicensing of our hydroelectric projects, a process that will continue for the next 10 to 15 years. We submitted our first applications for license renewal to the FERC in December 1995. We have now filed applications seeking renewal of our licenses for our Bliss, Upper Salmon Falls, Lower Salmon Falls, CJ Strike and Shoshone Falls Hydroelectric Projects. Although various federal requirements and issues must be resolved through the license renewal process, we anticipate that our efforts will be successful. At this point, however, we cannot predict what type of environmental or operational requirements we may face, nor can we estimate the eventual cost of license renewal. At December 31, 2000, $27 million of relicensing costs were included in Construction Work in Progress.

Market Risk

The following discussion summarizes the financial instruments, derivative instruments and derivative commodity instruments sensitive to changes in interest rates and commodity prices that we held at December 31, 2000. We buy and sell financial and physical natural gas and electricity commodity contracts as part of our ongoing business. These contracts are subject to electricity and natural gas commodity price risk. We have a trading and risk management policy defining the limits within which we contain our commodity price risk. We trade commodity futures, forwards, options and swaps as a method of managing the commodity price risk and optimizing the profitability of our electricity and natural gas trading. We have minimal foreign exchange exposure related to natural gas trading activities in Canadian dollars. This exposure is periodically offset through the use of foreign exchange swap instruments. Our sensitivity related to foreign exchange rate fluctuations as of December 31, 2000 is immaterial.

Interest Rate Risk Sensitivity
This table presents descriptions of our financial instruments at December 31, 2000, that are sensitive to changes in interest rates. We did not hold any interest rate derivative instruments at December 31, 2000. The majority of our debt is held in fixed rate securities with embedded call options. We hold $72 million in variable-rate tax-exempt debt and 11.8 percent of our total debt is variable in the form of commercial paper. By nature, the value of our variable rate debt is not sensitive to changes in interest rates, and the value of our commercial paper borrowings does not give rise to significant interest rate risk because these borrowings generally have maturities of less than three months.



The table below presents principal cash flows by maturity date and the related average interest rate. The table also presents the fair value for all fixed rate instruments as of December 31, 2000, based on market rates for similar instruments as of that date.

          Expected                        Average
       Maturity Date     Amount due    interest rate
                        (in millions)
       2001                $  40            6.9%
       2002                   37            6.8%
       2003                   89            6.5%
       2004                   59            7.9%
       2005                   69            6.0%
       Thereafter            539            7.8%
        Total              $ 833            7.4%

       Fair Value          $ 861


Commodity Price Risk Sensitivity
This analysis presents the estimated December 2000, value-at-risk related to our energy commodity contracts and related derivative instruments that are sensitive to changes in commodity prices. We use commodity derivative instruments such as futures, forwards, options and swaps to manage our exposure to commodity price risk in the electricity and natural gas markets. The objective of our risk management program is to mitigate the risk associated with the purchase and sale of natural gas and electricity. Company policy also allows the use of these commodity derivative instruments for trading purposes in support of our operations. High energy prices and volatility of prices exposes our company to risk of earnings and cash flow fluctuations. The value-at-risk measure is a tool used by our Risk Management Committee to understand the earnings and cashflow risks on a daily basis as the markets change.

The aggregate potential daily loss in earnings from our energy trading activity is estimated to be $3.9 million at a 95 percent confidence interval and for a holding period of one business day. The potential loss in earnings was estimated using an analytic value-at-risk methodology. This methodology computes value-at-risk based upon market prices for futures and historical volatilities as of December 31, 2000. The value-at-risk is understood to be a forecast and is not guaranteed to occur. The chosen confidence level and holding period are industry standards. The confidence level and holding period imply that there is a five percent chance that the daily loss will exceed $3.9 million. The value at risk calculation is principally affected by market prices and volatility of prices. The extreme increases of volatility and prices in the energy markets in December 2000 are the primary cause of the increase in our value at risk. The Risk Management Committee actively manages the risk to keep our trading activities within trading limits.

Diversified Business Activities

Telecommunication Services
In August 2000, we formed IDACOMM, Inc. to provide telecommunications services using fiber optic technology. Also, in August 2000, we acquired a controlling interest in Rocky Mountain Communications, Inc. (RMCI), a Boise, Idaho-based Internet service provider. Since the acquisition, IDACORP and RMCI launched a new service-Velocitus Broadband. Velocitus offers a wide variety of broadband solutions for businesses and will be introduced in 69 markets throughout the western United States. RMCI currently serves more than 25,000 subscribers of traditional and high-speed Internet access services in both the residential and business markets.

As part of the acquisition of RMCI, IDACORP's board of directors approved the repurchase of up to 350,000 shares of outstanding common stock. These shares will be distributed to RMCI shareholders, representing partial payment for the acquisition. The amount and timing of the repurchase depend on market conditions. As of December 31, 2000, we had repurchased 156,300 shares for this purpose, at a cost of $6.6 million, and distributed 154,500 shares to RMCI shareholders. Additional shares were repurchased in January 2001 and are expected to be distributed in early 2001.


IDACORP Financial
IDACORP Financial, a wholly owned subsidiary of IDACORP, is expanding its investment portfolio to include projects that provide historical tax credits. IDACORP Financial recently closed on a historical tax credit project in San Diego, California, the El Cortez project, which began to contribute to earnings in the third quarter of 2000.

IdaTech
In June 2000, IdaTech (formerly Northwest Power Systems), a majority-owned subsidiary of IDACORP, delivered the first of 110 fuel cell systems to Bonneville Power Administration (BPA). Since then, five additional units have been delivered. After three months of field testing, IdaTech also received notice from the BPA to proceed with the design and production of the first block of 50 "beta" fuel cell systems for testing in 2001.

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

Applied Power Company (APC)
In January 2001, we sold APC to Schott Corp. APC is a manufacturer, supplier and distributor of solar photovoltaic systems. IDACORP originally acquired APC in 1996.

Environmental and Legal Issues

Salmon Recovery Plan
We are continuing to monitor regional efforts to develop a comprehensive and scientifically credible plan to ensure the long-term survival of anadromous fish runs on the Columbia and Lower
Snake rivers.

In mid-August 1994, the federal government changed its designation of the Fall Chinook Salmon from Threatened to Endangered. This designation has not had any major effects on our operations.

In September 1991, we voluntarily modified operations at our three-dam Hells Canyon Complex (HCC) to protect the Fall Chinook downstream during spawning and juvenile emergence. From its start, this Fall Chinook Program has provided the Fall Chinook the high level of protection due an endangered species.

In December 2000, the National Marine Fisheries Service (NMFS) issued a Final Biological Opinion (BiOp) for operations of the Federal Columbia River Power System. The BiOp did not call for changes in the Company's operations for salmon at the HCC.

The NMFS has also developed a draft specifically for operations of the HCC. The draft BiOp seeks to change existing operations of the HCC. The NMFS, FERC, and IPC are currently involved in discussions of the draft BiOp. IPC believes that no changes to the HCC operations or facilities are justified, and will vigorously defend this position. However, the Company is unable to predict what impact, if any, a final NMFS BiOp may have on operations of the HCC.

The Bureau of Reclamation (BOR) has been seeking, unsuccessfully, for the last 5 years to acquire additional water in the upper Snake for fish flow augmentation. While it is likely the BOR will continue to seek additional water, it is unlikely, absent a settlement with all Idaho state interests that they will succeed in their efforts. In connection with water moved in the past, the Company has been compensated for its losses pursuant to an agreement with the BPA. If the BOR was successful in its efforts, the Company would expect compensation.

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

New Accounting Pronouncements
In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amended certain provisions of SFAS 133. The Derivative Implementation Group, a task force created by the FASB, is continuing to identify and resolve implementation questions related to SFAS 133 and SFAS 138.

SFAS 133, as amended by SFAS 138, was effective as of January 1, 2001. As of January 1, 2001 contracts company-wide have been evaluated based upon the SFAS 133 derivative definition and requirements. Most of the Company's identified derivatives consist of energy trading contracts that are currently reported at fair value under the provisions of Emerging Issues Task Force 98-
10. The remaining derivatives are IPC electricity purchase and sales contracts that are subject to regulatory processes. As a result, the adoption of SFAS 133, as amended, did not have a material effect on the Company's financial position, results of operations, or cash flows.



Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

The information required by this item is included in Item 7
"Management's Discussion and Analysis of Financial Condition and
Results of Operations" under "Market Risk."



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
     SCHEDULES



                                                               PAGE

Management's Responsibility for Financial Statements            38

Consolidated Financial Statements:
IDACORP, Inc.
Consolidated Statements of Income for the Years Ended
   December 31,2000, 1999 and 1998                              39
Consolidated Balance Sheets as of December 31, 2000,
   1999 and 1998                                             40-41
Consolidated Statements of Capitalization as of December
   31, 2000, 1999 and 1998                                      42
Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2000, 1999 and 1998                             43
Consolidated Statements of Retained Earnings and Consolidated
   Statements of Comprehensive Income for the Years Ended
   December 31, 2000, 1999 and 1998                             44
Notes to Consolidated Financial Statements                   45-60
Independent Auditors' Report                                    61

Idaho Power Company
Consolidated Statements of Income for the Years Ended
   December 31, 2000, 1999 and 1998                             63
Consolidated Balance Sheets as of December 31, 2000, 1999
   and 1998                                                  64-65
Consolidated Statements of Capitalization as of December
   31, 2000, 1999 and 1998                                      66
Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2000, 1999 and 1998                             67
Consolidated Statements of Retained Earnings and Consolidated
   Statements of Comprehensive Income for the Years Ended
   December 31, 2000, 1999 and 1998                             68
Notes to Consolidated Financial Statements                   69-72
Independent Auditors' Report                                    73

Supplemental Financial Information and Financial Statement
   Schedules
Supplemental Financial Information (Unaudited)                  74

Financial Statement Schedules for the Years Ended December 31,
   2000, 1999 and 1998:
Schedule II-Consolidated Valuation and Qualifying Accounts-
   IDACORP, Inc.                                                80
Schedule II-Consolidated Valuation and Qualifying Accounts-Idaho
   Power Company.                                               80




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

Each Company's Board of Directors, through their Audit Committees comprised entirely of outside directors, meets periodically with management, internal auditors and independent auditors to discuss auditing, internal control and financial reporting matters. To ensure their independence, both the internal auditors and independent auditors have full and free access to the Audit Committees.

The financial statements have been audited by Deloitte & Touche
LLP, the Companies' independent auditors, who were responsible for conducting their audit in accordance with generally accepted auditing standards.



Jan B. Packwood          J. LaMont Keen           Darrel T. Anderson
President and            Senior Vice President,   Vice President-
Chief Executive Officer  Administration and       Finance and Treasurer
                         Chief Financial Officer





IDACORP, Inc.
Consolidated Statements of Income
                                  Year Ended December 31,
                               2000         1999         1998
                             (Thousands of Dollars Except for
                                    Per Share Amounts)
OPERATING REVENUES:
Electric Utility:
 General business           $  565,357    $  516,148  $  514,856
 Off system sales              229,986       119,785     214,418
 Other revenues                 40,319        22,403      27,136
  Total electric utility
    revenues                   835,662       658,336     756,410
Diversified Operations:
 Energy marketing              145,400        31,368      10,745
 Other                          24,004        29,426      15,443
  Total diversified
    operations                 169,404        60,794      26,188
Earnings of
  unconsolidated
  partnerships, joint
  ventures and
  subsidiaries                  14,287        12,022      12,489
  Total operating
    revenues                 1,019,353       731,152     795,087

OPERATING EXPENSES:
Electric Utility:
 Purchased power               398,649       106,344     185,271
 Fuel expense                   94,215        86,617      86,237
 Power cost adjustment        (120,688)         (502)     21,866
 Other operations and
   maintenance                 193,397       193,867     187,246
 Depreciation                   80,287        77,833      74,481
 Taxes other than income
   taxes                        20,166        21,719      20,725
  Total electric utility
    expenses                   666,026       485,878     575,826
Diversified Operations:
 Energy marketing               50,811         9,684       2,782
 Other                          40,853        36,540      23,056
  Total diversified
    operations                  91,664        46,224      25,838
  Total operating
    expenses                   757,690       532,102     601,664

OPERATING INCOME               261,663       199,050     193,423

OTHER INCOME:
 Allowance for equity
   funds used during
   construction                  2,565         1,667         300
 Gain on sale of asset          14,000             -           -
 Other - net                      (605)        3,459       5,518
  Total other income            15,960         5,126       5,818

INTEREST EXPENSE AND
OTHER:
 Interest on long-term
   debt                         53,356        54,294      52,270
 Other interest                  9,983         8,681       8,407
 Allowance for borrowed
   funds used during
   construction                 (2,346)       (1,392)       (900)
 Preferred dividends of
   Idaho Power Company           5,929         5,572       5,658
  Total interest expense
    and other                   66,922        67,155      65,435

INCOME BEFORE INCOME
  TAXES                        210,701       137,021     133,806

INCOME TAXES                    70,818        45,672      44,630

NET INCOME                  $  139,883    $  91,349   $   89,176

AVERAGE COMMON SHARES
  OUTSTANDING (000's)           37,556       37,612       37,612
EARNINGS PER SHARE OF
  COMMON STOCK  (basic
  and diluted)              $     3.72    $    2.43   $     2.37


  The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Balance Sheets

                                       December 31,
                               2000           1999           1998
                                  (Thousands of Dollars)

ASSETS

CURRENT ASSETS:
 Cash and cash
   equivalents               $  106,795    $  111,338   $   22,867
 Receivables:
  Customer                      243,647        98,923      102,671
  Allowance for
    uncollectible accounts       (1,397)      (1,397)       (1,397)
  Employee notes                  4,742        4,105         4,510
  Other                          15,611       12,117        10,702
 Energy marketing assets      1,681,554       37,398             -
 Accrued unbilled
   revenues                      44,825       31,994        34,610
 Materials and supplies
   (at average cost)             29,731       29,611        30,157
 Fuel stock (at average
   cost)                          5,105        9,329         7,096
 Prepayments                     24,575       16,097        16,042
 Regulatory assets
   associated with income         8,672          893         2,965
   taxes
  Total current assets        2,163,860      350,408       230,223

INVESTMENTS AND OTHER
   ASSETS                       157,068      139,091       124,021

PROPERTY, PLANT AND
  EQUIPMENT
 Utility plant in service     2,799,874    2,726,026     2,659,441
 Accumulated provision
   for depreciation          (1,142,572)  (1,073,722)   (1,009,387)
 Utility plant in
   service - net              1,657,302    1,652,304     1,650,054
 Construction work in
   progress                     136,388       91,637        59,717
 Utility plant held for
   future use                     2,167        1,742         1,738
 Other property, net of
   accumulated depreciation       9,179        6,928         5,416
 Property, plant and
   equipment - net            1,805,036    1,752,611     1,716,925

DEFERRED DEBITS:
 American Falls and
   Milner water rights           31,585       31,585        31,830
 Company-owned life
   insurance                     39,554       40,480        35,149
 Regulatory assets
   associated with income
   taxes                        204,880      214,782       201,465
 Regulatory assets - PCA        119,905            -             -
 Regulatory assets -
   other                         45,750       56,137        67,212
 Other                           71,620       55,277        49,994
  Total deferred debits         513,294      398,261       385,650

   TOTAL                     $4,639,258    $2,640,371   $2,456,819



  The accompanying notes are an integral part of these statements.



IDACORP, Inc
Consolidated Balance Sheets

                                       December 31,
                               2000         1999       1998
                                  (Thousands of Dollars)
LIABILITIES AND
   CAPITALIZATION

CURRENT LIABILITIES:
 Current maturities of
   long-term debt           $   39,774     $   89,101   $    6,029
 Notes payable                 120,600         19,757       38,524
 Accounts payable              272,376        145,737      101,975
 Energy marketing
   liabilities               1,706,501         33,814            -
 Taxes accrued                  15,631         21,313       24,785
 Interest accrued               16,985         19,126       18,365
 Deferred income taxes           8,672            893        2,965
 Other                          28,104         16,696       12,275
  Total current
     liabilities             2,208,643        346,437      204,918

DEFERRED CREDITS:
 Deferred income taxes         460,464        430,468      422,196
 Regulatory liabilities
   associated with deferred
   investment tax credits       66,050         67,433       69,396
 Regulatory liabilities
   associated with income
   taxes                        40,230         33,817       28,075
 Regulatory liabilities -
   PCA                               -          3,378        5,199
 Regulatory liabilities -
   other                         4,621          3,363        4,161
 Other                          69,259         75,136       70,572
  Total deferred credits       640,624        613,595      599,599

LONG-TERM DEBT                 864,114        821,558      815,937

COMMITMENTS AND CONTINGENT
  LIABILITIES

PREFERRED STOCK OF IDAHO
POWER COMPANY                  105,066        105,811      105,968

COMMON STOCK EQUITY:
 Common stock, no par
   value (shares authorized
   120,000,000; 37,612,351
   shares issued)              453,102        451,343      451,564
 Retained earnings             370,126        300,093      278,607
 Accumulated other
   comprehensive income
   (loss)                         (921)         1,534          226
 Treasury stock (44,425
   shares at cost)              (1,496)             -            -
  Total common stock
    equity                     820,811        752,970      730,397


   TOTAL                    $4,639,258     $2,640,371   $2,456,819



  The accompanying notes are an integral part of these statements.




IDACORP, Inc.
Consolidated Statements of Capitalization
                                               December 31,
                                     2000     %     1999     %      1998     %
                                          (Thousands of Dollars)
COMMON STOCK EQUITY:
   Common stock                    $  453,102     $  451,343     $  451,564
   Retained earnings                  370,126        300,093        278,607
   Accumulated other comprehensive
     income (loss)                       (921)         1,534            226
   Treasury stock                      (1,496)             -              -
      Total common stock equity       820,811  46    752,970  45    730,397  44

PREFERRED STOCK OF IDAHO POWER
  COMPANY:
   4% preferred stock                  15,066         15,811         15,968
   7.68% Series, serial preferred
     stock                             15,000         15,000         15,000
   7.07% Series, serial preferred
     stock                             25,000         25,000         25,000
   Auction rate preferred stock        50,000         50,000         50,000
      Total preferred stock           105,066   6    105,811   6    105,968   7

LONG-TERM DEBT:
   First mortgage bonds:
     8.65% Series due 2000                  -         80,000         80,000
     6.93% Series due 2001             30,000         30,000         30,000
     6.85% Series due 2002             27,000         27,000         27,000
     6.40% Series due 2003             80,000         80,000         80,000
     8   % Series due 2004             50,000         50,000         50,000
     5.83% Series due 2005             60,000         60,000         60,000
     7.38% Series due 2007             80,000              -              -
     7.20% Series due 2009             80,000         80,000              -
     Maturing 2021 through 2031
       with rates ranging
       from 7.5% to 9.52%             230,000        230,000        230,000
      Total first mortgage bonds      637,000        637,000        557,000
   Amount due within one year         (30,000)       (80,000)             -
   Net first mortgage bonds           607,000        557,000        557,000
   Pollution control revenue
     bonds:
     7 1/4% Series due 2008                 -          4,360          4,360
     8.30 % Series 1984 due 2014       49,800         49,800         49,800
     6.05 % Series 1996A due 2026      68,100         68,100         68,100
     Variable Rate Series 1996B
       due 2026                        24,200         24,200         24,200
     Variable Rate Series 1996C
       due 2026                        24,000         24,000         24,000
     Variable Rate Series 2000 due
       2027                             4,360              -              -
      Total pollution control
        revenue bonds                 170,460        170,460        170,460
   REA notes                            1,339          1,415          1,489
     Amount due within one year           (77)           (76)           (74)
       Net REA notes                    1,262          1,339          1,415
   American Falls bond guarantee       19,885         19,885         20,130
   Milner Dam note guarantee           11,700         11,700         11,700
   Unamortized premium/discount -
     net                               (1,330)        (1,441)        (1,539)
    Debt related to investments in
      affordable housing with
      rates ranging from 6.03% to
      8.59% due 2000  to 2011          64,063         71,183         62,103
     Amount due within one year        (9,697)        (9,025)        (5,955)
      Net affordable housing debt      54,366         62,158         56,148
   Other subsidiary debt                  771            457            623

      Total long-term debt            864,114  48    821,558  49    815,937  49

TOTAL CAPITALIZATION               $1,789,991 100 $1,680,339 100 $1,652,302 100



  The accompanying notes are an integral part of these statements.


IDACORP, Inc.
Consolidated Statements of Cash Flows
                                        Year Ended December 31,
                                     2000        1999       1998
                                    (Thousands of Dollars)

OPERATING ACTIVITIES:
   Net income                      $ 139,883  $  91,349  $  89,176
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Unrealized (gains) losses
       from energy marketing
       activities                     28,531     (3,584)         -
     Gain on sale of asset           (14,000)         -          -
     Depreciation and amortization   103,971     95,436     87,143
     Deferred taxes and investment
       tax credits                    46,718     (1,820)   (10,182)
       Accrued PCA costs            (122,353)      (891)    21,658
     Change in:
      Receivables and prepayments   (157,182)     2,683      4,883
      Accrued unbilled revenues      (12,831)     2,616     (1,298)
      Materials and supplies and
        fuel stock                     4,104     (1,687)      (925)
      Accounts payable               125,704     43,762     (9,963)
      Taxes accrued                   (5,682)    (3,472)       489
      Other current assets and
        liabilities                    4,917      5,182       (825)
     Other - net                      (8,145)     1,014    (10,269)
        Net cash provided by
          operating activities       133,635    230,588    169,887

INVESTING ACTIVITIES:
   Additions to property, plant
     and equipment                  (140,302)  (110,974)   (89,184)
   Investments in affordable
     housing projects                (29,166)   (19,554)   (19,139)
   Proceeds from sale of asset        17,500          -          -
   Investments in company-owned
     life insurance                        -     (5,862)         -
   Other - net                          (642)    (5,060)     3,206
     Net cash used in investing
       activities                   (152,610)  (141,450)  (105,117)

FINANCING ACTIVITIES:
   Proceeds from issuance of:
     First mortgage bonds             80,000     80,000     60,000
     Long-term debt related to
       affordable housing projects    10,021     18,730     20,556
     Pollution control revenue
       bonds                           4,360          -          -
   Retirement of:
     Subsidiary debt                    (926)      (165)    (4,316)
     Long-term debt related to
       affordable housing projects   (17,141)    (9,650)    (4,838)
     First mortgage bonds            (80,000)         -    (30,000)
     Pollution control revenue
       bonds                          (4,360)         -          -
   Dividends on common stock         (69,850)   (69,863)   (69,868)
   Increase (decrease) in short-
     term borrowings                 100,843    (18,767)   (18,992)
   Acquisition of treasury stock      (8,014)         -          -
   Other - net                          (501)      (952)    (1,350)
     Net cash provided by (used
       in) financing activities       14,432       (667)   (48,808)
Net increase (decrease) in cash
  and cash equivalents                (4,543)    88,471     15,962
Cash and cash equivalents
  beginning of period                111,338     22,867      6,905
Cash and cash equivalents at end
  of period                        $ 106,795  $ 111,338  $  22,867

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:
   Cash paid during the year for:
     Income taxes                  $  29,830  $  51,750  $  55,527
     Interest (net of amount
       capitalized)                $  61,825  $  56,295  $  53,806


  The accompanying notes are an integral part of these statements.






IDACORP, Inc.
Consolidated Statements of Retained Earnings

                                       Year Ended December 31,
                                      2000        1999        1998
                                       (Thousands of Dollars)

RETAINED EARNINGS, BEGINNING OF YEAR $300,093   $278,607   $259,299

NET INCOME                            139,883     91,349     89,176

   Total                              439,976    369,956    348,475

COMMON STOCK DIVIDENDS                (69,850)   (69,863)   (69,868)

RETAINED EARNINGS, END OF YEAR       $370,126   $300,093   $278,607

  The accompanying notes are an integral part of these statements.



Consolidated Statements of Comprehensive Income

                                       Year Ended December 31,
                                      2000        1999         1998
                                       (Thousands of Dollars)

NET INCOME                           $139,883     $ 91,349   $ 89,176

OTHER COMPREHENSIVE INCOME (LOSS):
   Unrealized gains (losses) on
     securities (net of tax of
     ($1,713),$677, and $2,185)        (2,335)       1,017      3,385
   Minimum pension liability
     adjustment (net of tax of
     ($78),$189 and ($2,054))            (119)         291     (3,159)

TOTAL COMPREHENSIVE INCOME           $137,429     $ 92,657   $ 89,402

   The accompanying notes are an integral part of these statements






IDACORP, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Nature of Business

IDACORP, Inc. (IDACORP or the Company) is a holding company whose principal operating subsidiary is Idaho Power Company (IPC). IPC is regulated by the FERC and the state regulatory commissions of Idaho, Oregon, Nevada and Wyoming, and is engaged in the generation, transmission, distribution, sale and purchase of electric energy. IPC is the parent of Idaho Energy Resources Co., a joint venturer in Bridger Coal Company, which supplies coal to IPC's Jim Bridger generating plant.

IDACORP's other significant subsidiaries are:

    IDACORP Energy Services - natural gas marketing
    Ida-West Energy - independent power projects development and management
    IdaTech - developer of integrated fuel cell systems
    IDACORP Financial Services - affordable housing and other real estate investments
    Rocky Mountain Communications - commercial and residential
      Internet service provider
    IDACOMM - provider of telecommunications services
    IDACORP Services - energy related products and services Applied Power Company - supplier of photovoltaic systems (sold
      January 2001).

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

Property, Plant and Equipment

The cost of additions to utility plant in service represents the original cost of contracted services, direct labor and material, allowance for funds used during construction and indirect charges for engineering, supervision and similar overhead items.
Maintenance and repairs of property and replacements and renewals of items determined to be less than units of property are charged to operations. For property replaced or renewed the original cost plus removal cost less salvage is charged to accumulated provision for depreciation while the cost of related replacements and renewals is added to property, plant and equipment.

Allowance for Funds Used During Construction (AFDC)

The allowance, a non-cash item, represents the composite interest costs of debt, shown as a reduction to interest charges, and a return on equity funds, shown as an addition to other income, used to finance construction. While cash is not realized currently from such allowance, it is realized under the rate making process over the service life of the related property through increased revenues resulting from higher rate base and higher depreciation expense. Based on the uniform formula adopted by the FERC, IPC's weighted-average monthly AFDC rates for 2000, 1999 and 1998 were 8.3 percent,
7.8 percent, and 6.0 percent respectively.

Revenues

In order to match revenues with associated expenses, IPC accrues unbilled revenues for electric services delivered to customers but not yet billed at month-end.

IPC had a regulatory settlement with the Idaho Public Utilities Commission (IPUC) that expired in 1999. Under terms of the settlement, when earnings in the Idaho jurisdiction exceeded an
11.75 percent return on year-end common equity, 50 percent of the excess was set aside for the benefit of IPC's Idaho retail customers.

In March 2000 IPC submitted a 1999 annual earnings sharing compliance filing to the IPUC. This filing indicated that there was almost $9.6 million in 1999 earnings and $2.7 million in unused 1998 reserve balances available for the benefit of IPC's Idaho customers. In April 2000 the IPUC ordered that $6.9 million of the revenue sharing balance be refunded to Idaho customers through rate reductions effective May 16, 2000. The IPUC also approved IPC's continuing participation in the Northwest Energy Efficiency Alliance
(NEEA) through 2004, ordering IPC to set aside the remaining $5.4 million of revenue sharing dollars to fund that participation.

Power Cost Adjustment

IPC has a Power Cost Adjustment (PCA) mechanism that provides for annual adjustments to the rates charged to Idaho retail customers. These adjustments are based on forecasts of net power supply costs, and take effect annually on May 16. The difference between the actual costs incurred and the forecasted costs are deferred, with interest, and trued-up in future annual rate adjustments.

Depreciation

All utility plant in service is depreciated using the straight-line method at rates approved by regulatory authorities. Annual depreciation provisions as a percent of average depreciable utility plant in service approximated 2.94 percent in 2000, 2.94 percent in 1999 and 2.87 percent in 1998.

Income Taxes

The Company follows the liability method of computing deferred taxes on all temporary differences between the book and tax basis of assets and liabilities and adjusts deferred tax assets and liabilities for enacted changes in tax laws or rates. Consistent with orders and directives of the IPUC, the regulatory authority having principal jurisdiction, IPC's deferred income taxes (commonly referred to as normalized accounting) are provided for the difference between income tax depreciation and straight-line depreciation computed using book lives on coal-fired generation facilities and properties acquired after 1980. On other facilities, deferred income taxes are provided for the difference between accelerated income tax depreciation and straight-line depreciation using tax guideline lives on assets acquired prior to



1981. Deferred income taxes are not provided for those income tax timing differences where the prescribed regulatory accounting methods do not provide for current recovery in rates. Regulated enterprises are required to recognize such adjustments as regulatory assets or liabilities if it is probable that such amounts will be recovered from or returned to customers in future rates (see Note
2).

The State of Idaho allows a three-percent investment tax credit
(ITC) upon certain qualifying plant additions. ITC earned on regulated assets are deferred and amortized to income over the estimated service lives of the related properties. Credits earned on non-regulated assets or investments are recognized in the year earned.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and highly liquid temporary investments with maturity dates at date of acquisition of three months or less.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Regulation of Utility Operations

Electric utilities have historically been recognized as natural monopolies and have operated in a highly regulated environment in which they have an obligation to provide electric service to their customers in return for an exclusive franchise within their service territory with an opportunity to earn a regulated rate of return. This regulatory environment is changing. The generation sector has experienced competition from non-utility power and market producers, and the FERC is requiring utilities, including IPC, to provide wholesale open-access transmission service to others. Transmission services may soon be provided by Regional Transmission Organizations rather than utilities.

Some state regulatory authorities are in the process of changing utility regulations in response to federal and state statutory changes and evolving competitive markets. These statutory and conforming regulations may result in increased wholesale and retail competition. In 1997, the Idaho Legislature appointed a committee to study restructuring of the electric utility industry. Although the committee will continue studying a variety of restructuring ideas, it has not recommended any restructuring legislation and is not expected to in the foreseeable future. In 1999, the Oregon legislature passed legislation restructuring the electric utility
industry, but exempted IPC's service territory.   Due to IPC's low
cost structure, it is well positioned to compete in the evolving utility market place. However, the Company is unable to predict what financial impact or effect the adoption of any such legislation would have on IPC's operations.

IPC follows Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," and its financial statements reflect the effects of the different rate making principles followed by the various jurisdictions regulating IPC. Pursuant to SFAS 71 IPC capitalizes, as deferred regulatory assets, incurred costs that are expected to be recovered in future utility rates. IPC also records as deferred regulatory liabilities the current recovery in utility rates of costs that are expected to be paid in the future.

The following is a breakdown of IPC's regulatory assets and liabilities for the years 2000, 1999 and 1998:

                            2000             1999            1998
                     Assets Liabilities  Assets Liabilities  Assets Liabilities
                                      (Millions of Dollars)
Income taxes         $213.6  $  40.2     $215.7  $  33.8     $204.4  $ 28.1
Conservation           32.3        -       37.5        -       43.3       -
Employee benefits       3.7        -        4.7        -        5.6       -
PCA deferral and
  amortization        119.9        -          -      3.4          -     5.2
Other                   9.7      4.7       13.9      3.4       18.3     4.1
Deferred investment
  tax credits             -     66.0          -     67.4          -    69.4
            Total    $379.2   $110.9     $271.8   $108.0     $271.6  $106.8


At December 31, 2000, IPC had $5.5 million of regulatory assets that were not earning a return on investment, excluding the $213.6 million that relates to income taxes.

In the event that recovery of costs through rates becomes unlikely or uncertain, SFAS 71 would no longer apply. If the Company were to discontinue application of SFAS 71 for some or all of IPC's operations, then these items may represent stranded investments. If the Company is not allowed recovery of these investments, it would be required to write off the applicable portion of regulatory assets and the financial effects could be significant.

Derivative Financial Instruments

The Company uses financial instruments such as commodity futures, forwards, options and swaps to manage exposure to commodity price risk in the electricity and natural gas markets. The objective of the Company's risk management program is to mitigate the risk associated with the purchase and sale of natural gas and electricity as well as to optimize its energy marketing portfolio. The accounting for derivative financial instruments that are used to manage risk is in accordance with the concepts established in SFAS No. 80, "Accounting for Futures Contracts," American Institute of Certified Public Accountants Statement of Position 86-2, "Accounting for Options," and Emerging Issues Task Force (EITF) 98-10, "Accounting for Contracts Involved in Energy Trading Activities". EITF 98-10 was adopted effective January 1, 1999 resulting in an adjustment to net income that was not material.

Energy trading contracts as defined by EITF 98-10 are reported at fair value on the balance sheet with the resulting gains and losses reported on the income statement. The fair value of positions recorded on the balance sheet is dependant on the prices and volatility of the energy markets. As such, these items on the balance sheet can fluctuate greatly without large changes in volumes or positions. Cash flows from energy trading contracts are recognized in the statement of cash flows as an operating activity.

The following table shows a summary of the notional amounts of the Company's forward exposure (including both sales and purchases) as of December 31, 2000 and 1999. The maximum term related to any forward position is ten years.

                      December 31,2000        December 31,1999
                      Gas     Electricity     Gas     Electricity
                    MMbtu's      MWh's      MMbtu's       MWh's

Total gross
  notional volume   190,777     34,453      112,513       10,818



The following table displays the fair values of the Company's energy marketing assets and liabilities at December 31, 2000 and 1999, and the average values for the twelve months ended December 31, 2000 (in thousands of dollars):

                 Balance at           Twelve Months           Balance at
              December 31,2000       Average Balance       December 31,1999
            Assets     Liabilities Assets    Liabilities Assets    Liabilities

Gas         $  108,935 $  115,537  $  67,263 $  69,742   $   8,302 $  8,220
Electricity  1,572,619  1,590,964    401,956   397,914      29,096   25,594

Total       $1,681,554 $1,706,501  $ 469,219 $ 467,656   $  37,398 $ 33,814


The gain in fair value of energy trading contract positions (including electricity and natural gas forwards, futures, options and swaps) included in income before income taxes for the years ended December 31, 2000 and 1999 were $145.4 million and $31.4 million respectively.

Notional amounts listed above reflect the volume of energy related to transactions with counterparties, but do not measure exposure to market or credit risks. The maximum term detailed above also is not indicative of likely future cash flows as positions may be offset in the markets at any time to meet risk management guidelines.

Comprehensive Income

Components of the Company's comprehensive income include net income, unrealized holding gains on marketable securities, the Company's proportionate share of unrealized holding gains on marketable securities held by an equity investee, and the changes in additional minimum liability under a deferred compensation plan for certain senior management employees and directors.

New Accounting Pronouncements

In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amended certain provisions of SFAS 133. The Derivative Implementation Group, a task force created by the FASB, is continuing to identify and resolve implementation questions related to SFAS 133 and SFAS 138.

SFAS 133, as amended by SFAS 138, was effective as of January 1, 2001. As of January 1, 2001 contracts company-wide have been evaluated based upon the SFAS 133 derivative definition and requirements. Most of the Company's identified derivatives consist of energy trading contracts that are currently reported at fair value under the provisions of Emerging Issues Task Force 98-10. The remaining derivatives are IPC electricity purchase and sales contracts that are subject to regulatory processes. As a result, the adoption of SFAS 133, as amended, did not have a material effect on the Company's financial position, results of operations, or cash flows.

Other Accounting Policies

Debt discount, expense and premium are being amortized over the terms of the respective debt issues.

Reclassifications

Certain items previously reported for years prior to 2000 have been reclassified to conform to the current year's presentation.




2.  INCOME TAXES:
IPC has settled Federal and Idaho tax liabilities on all open years through the 1996 tax year except for amounts related to a partnership which have been, in management's opinion, adequately accrued.

A reconciliation between the statutory federal income tax rate and the effective rate is as follows:

                                 2000       1999        1998
                                    (Thousands of Dollars)
Computed income taxes based
  on statutory federal income
  tax rate                      $ 73,746   $ 47,957  $ 46,832
Change in taxes resulting
  from:
  AFDC                            (1,719)    (1,071)     (420)
  Investment tax credits          (3,083)    (3,032)   (2,934)
  Repair allowance                (4,550)    (2,800)   (2,800)
  Settlement of prior years
    tax returns                      161       (380)   (1,965)
  State income taxes (net of
    federal reduction)             9,793      6,250     7,574
  Depreciation                     8,243      7,292     5,237
  Affordable housing and
    historic tax credits (net
    of related deferred
    taxes)                       (12,962)    (8,934)   (6,504)
  Preferred dividends of IPC       2,075      1,950     1,980
  Other                             (886)    (1,560)   (2,370)
Total provision for federal
  and state income taxes        $ 70,818   $ 45,672  $ 44,630
  Effective tax rate                33.6%      33.3%     33.4%

The provision for income taxes consists of the following:

                                  2000      1999       1998
                                 (Thousands of Dollars)
  Income taxes currently
    payable:
   Federal                      $ 18,984   $ 38,165  $ 45,606
   State                           5,169      9,327     9,206
    Total                         24,153     47,492    54,812
  Income taxes deferred -
    net of amortization:
   Federal                        40,641      2,174    (8,006)
   State                           7,407     (2,031)   (1,376)
    Total                         48,048        143    (9,382)
  Investment tax credits:
   Deferred                        1,700      1,069     2,134
   Restored                       (3,083)    (3,032)   (2,934)
    Total                         (1,383)    (1,963)     (800)
  Total provision for income
    taxes                       $ 70,818   $ 45,672  $ 44,630

The tax effects of significant items comprising the Company's net deferred tax liability are as follows:

                                  2000       1999       1998
                                    (Thousands of Dollars)
  Deferred tax assets:
   Regulatory liabilities       $ 40,230   $ 33,817  $ 28,075
   Advances for construction       9,224      9,646    10,401
   Other                          22,488     18,586    20,512
    Total                         71,942     62,049    58,988
  Deferred tax liabilities:
   Utility plant                 249,546    249,597   247,270
   Regulatory assets             213,552    215,675   204,430
   Conservation programs          13,561     17,396    16,866
   PCA                            47,189     (1,826)   (2,543)
   Other                          17,230     12,568    18,126
    Total                        541,078    493,410   484,149

  Net deferred tax
    liabilities                 $469,136   $431,361  $425,161


3.  COMMON STOCK:
Changes in shares of IDACORP common stock and treasury stock for 2000, 1999 and 1998 were as follows (in thousands of dollars):

                                   COMMON STOCK          TREASURY STOCK
                                   Shares
                                   Issued*      Amount      Shares  Amount

Balance at December 31, 1997     37,612,351  $452,519         -  $     -
Other - net                               -      (955)        -        -
Balance at December 31, 1998     37,612,351   451,564         -        -
Other - net                               -      (221)        -        -
Balance at December 31, 1999     37,612,351   451,343         -        -
Treasury shares:
 Acquired                                 -         -   198,925    8,014
 Issued                                   -      (744) (154,500)  (6,518)
Other - net                               -     2,503         -        -
Balance at December 31, 2000     37,612,351  $453,102    44,425  $ 1,496

*Total common shares outstanding were 37,567,926 at December 31, 2000 and 37,612,351 at December 31, 1999 and 1998.

As of December 31, 2000 there were 3,791,321 shares of authorized but unissued shares of IDACORP common stock were reserved for future issuance under the Company's Dividend Reinvestment and Stock Purchase Plan and IPC's Employee Savings Plan. In addition, 314,114 shares are reserved for the Restricted Stock Plan and 750,000 shares for the Long-Term Incentive and Compensation Plan (LTICP) (see Note
9).

The Company has a Shareholder Rights Plan (Plan) designed to ensure that all shareholders receive fair and equal treatment in the event of any proposal to acquire control of the Company. Under the Plan, the Company declared a distribution of one Preferred Share Purchase Right (Right) for each of the Company's outstanding Common Shares held on October 1, 1998 or issued thereafter. The Rights are currently not exercisable and will be exercisable only if a person or group (Acquiring Person) either acquires ownership of 20 percent or more of the Company's Voting Stock or commences a tender offer that would result in ownership of 20 percent or more of such stock. The Company may redeem all but not less than all of the Rights at a price of $0.01 per Right or exchange the Rights for cash, securities (including Common Shares of the Company) or other assets at any time prior to the close of business on the 10th day after acquisition by an Acquiring Person of a 20 percent or greater position.

Additionally, the IDACORP Board created the A Series Preferred
Stock, without par value, and reserved 1,200,000 shares for issuance upon exercise of the Rights.

Following the acquisition of a 20 percent or greater position, each Right will entitle its holder to purchase for $95 that number of shares of Common Stock or Preferred Stock having a market value of $190.

If after the Rights become exercisable, the Company is acquired in a merger or other business combination, 50 percent or more of its consolidated assets or earnings power are sold, or the Acquiring Person engages in certain acts of self-dealing, each Right entitles the holder to purchase for $95, shares of the acquiring company's common stock having a market value of $190.

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

In 2000, IDACORP's Board of Directors approved the repurchase of up to 350,000 shares of outstanding common stock for distribution to shareholders of an acquired entity as partial payment for the acquisition. As of December 31, 2000, 156,300 shares had been acquired (at a cost of $6.6 million) and 154,500 shares had been issued under this plan. In January 2001, the Company repurchased an additional 150,000 shares (at a cost of $6.2 million) for distribution to shareholders of the acquired entity.


4.  PREFERRED STOCK OF IDAHO POWER COMPANY:
The number of shares of IPC preferred stock outstanding at December 31, 2000, 1999 and 1998 were as follows:

                             Shares Outstanding at
                                  December 31,                  Call Price
                               2000     1999     1998            Per Share
Preferred stock:
 Cumulative, $100 par value:
   4% preferred stock
     (authorized
     215,000 shares)          150,656  158,112  159,680            $104.00
   Serial preferred
     stock, 7.68% Series
     (authorized 150,000
     shares)                  150,000  150,000  150,000            $102.97
   Serial preferred stock,
     cumulative, without
     par value; total of
     3,000,000 shares
     authorized:
     7.07% Series, $100
       stated value,
       (authorized 250,000                                     $103.535 to
       shares)(a)             250,000  250,000  250,000           $100.354
     Auction rate
       preferred stock,
       $100,000 stated
       value, (authorized
       500 shares)(b)             500      500      500        $100,000.00

   Total                      551,156  558,612  560,180


(a)  The preferred stock is not redeemable prior to July 1, 2003.
(b) Dividend rate at December 31, 2000 was 4.95% and ranged between 4.28% and 5.00% during the year.

During 2000, 1999 and 1998 IPC reacquired and retired 7,456 shares, 1,568 shares and 7,292 shares of 4% preferred stock. As of December 31, 2000, the overall effective cost of all outstanding preferred stock was 6.02 percent.


5.  LONG-TERM DEBT:
The Company currently has a $300.0 million shelf registration statement that can be used for the issuance of unsecured debt securities and preferred or common stock. At December 31, 2000, none had been issued.

On March 23, 2000, IPC filed a $200.0 million shelf registration statement that can be used for first mortgage bonds (including medium term notes), unsecured debt, or preferred stock. On December 1, 2000, $80.0 million principal amount of Secured Medium Term Notes, Series C, 7.38% Series due 2007 were issued and proceeds from this issuance were used for the early redemption in January 2001 of the $75.0 million First Mortgage Bonds 9.50%, Series due 2021. At December 31, 2000, $120.0 million of the total remained to be issued.

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

First mortgage bonds maturing during the five-year period ending
2005 are $30.0 million in 2001, $27.0 million in 2002, $80.0 million in 2003, $50.0 million in 2004 and $60.0 million in 2005.

On September 9, 1998, $60.0 million principal amount of Secured Medium Term Notes, Series B, 5.83% Series due 2005 were issued by IPC. Proceeds from this issuance were used to redeem at maturity, the $30.0 million First Mortgage Bonds 5.33% Series B due September 1998, with the balance used for repayment of commercial paper issued in connection with IPC's ongoing business.

On November 23, 1999, $80.0 million principal amount of Secured Medium Term Notes, Series B, 7.20% Series due 2009 were issued by IPC. Proceeds from this issuance were used to redeem at maturity, the $80.0 million First Mortgage Bonds 8.65% Series due January 2000.

On April 26, 2000, at the request of IPC, the American Falls Reservoir District issued its American Falls Refunding Replacement Dam Bonds, Series 2000, in the aggregate principal amount of $19.9 million for the purpose of refunding on April 26, 2000 a like amount of its bonds dated May 1, 1990. IPC has guaranteed repayment of these bonds.

On May 17, 2000, tax exempt Pollution Control Revenue Refunding Bonds Series 2000 in the aggregate principal amount of $4.4 million were issued by Port of Morrow, Oregon for the purpose of refunding on August 1, 2000, a like amount of its Pollution Control Revenue Bonds, Series 1978.

At December 31, 2000, 1999 and 1998 the overall effective cost of all outstanding first mortgage bonds and pollution control revenue bonds was 7.52 percent, 7.62 percent and 7.69 percent, respectively.

At December 31, 2000, IDACORP Financial Services, Inc., a wholly owned subsidiary of the Company, has $64.1 million of debt with interest rates ranging from 6.03 percent to 8.59 percent. This debt is collateralized by investments in affordable housing projects with a book value of $101.7 million at December 31, 2000. Principal amounts maturing during the five-year period ending 2005 are $9.7 million in 2001, $9.5 million in 2002, $9.2 million in 2003, $9.3 million in 2004 and $8.3 million in 2005.


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

The total estimated fair value of the Company's debt was approximately $933.6 million in 2000, $898.1 million in 1999 and $877.4 million in 1998. Included in investments and other property were financial instruments totaling $20.6 million in 2000, $24.0 million in 1999 and $14.2 million in 1998. Estimated fair value of these instruments was $26.0 million in 2000, $30.6 million in 1999 and $20.3 million in 1998.


7.  NOTES PAYABLE:
At December 31, 2000, IDACORP had a $50 million three-year credit facility that expires in December 2001, and a $100 million 364-day credit facility that expired in February 2001. Under these facilities the Company pays a facility fee on the commitment, quarterly in arrears, based on IPC's First Mortgage Bond Rating. Commercial paper may be issued up to the amounts supported by the bank credit facilities.



Balances and interest rates of short-term borrowings for IDACORP were as follows:

                                       Year Ended December 31,
                                       2000      1999      1998
                                        (Thousands of Dollars)

Balance at end of year                $60,900       -         -
Effective annual interest rate
  at end of year                          7.8 %     -         -

At December 31, 2000, IPC had regulatory authority to incur up to $200 million of short-term indebtedness. IPC has a $120 million multi-year revolving credit facility expiring in December 2001. Under this facility IPC pays a facility fee on the commitment, quarterly in arrears, based on IPC's First Mortgage Bond rating. Commercial paper may be issued subject to the regulatory maximum, and is supported by bank lines of credit of an equal amount.

Balances and interest rates of short-term borrowings for IPC were as follows:

                                       Year Ended December 31,
                                        2000        1999        1998
                                       (Thousands of Dollars)

Balance at end of year                $59,700      $19,757      $38,524
Effective annual interest rate
  at end of year                          6.8 %        6.1 %        6.0 %


8.  COMMITMENTS AND CONTINGENT LIABILITIES:
Commitments under contracts and purchase orders relating to IPC's program for construction and operation of facilities amounted to approximately $8.3 million at December 31, 2000. Additionally Ida-West Energy has commitments totaling $33.1 million. The commitments are generally revocable, subject to reimbursement of manufacturers' expenditures incurred and/or other termination charges.

IPC is currently purchasing energy from 66 on-line cogeneration and small power production facilities with contracts ranging from 1 to 30 years. Under these contracts IPC is required to purchase all of the output from these facilities. During the fiscal year ended December 31, 2000, IPC purchased 862,313 MWh at a cost of $53.7 million.

The Company is party to various legal claims, actions, and complaints, certain of which involve material amounts. Although unable to predict with certainty whether or not it will ultimately be successful in these legal proceedings, or, if not, what the impact might be, based upon the advice of legal counsel, management presently believes that disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

9. STOCK-BASED COMPENSATION:
IDACORP has two stock-based compensation plans that align employee and shareholder objectives related to the long-term growth of the Company.

In 1995, SFAS No. 123, "Accounting for Stock-Based Compensation" was issued. It encourages a fair-value based method of accounting for stock-based compensation. As permitted by SFAS 123, the Company adopted its disclosure-only requirements and continues to account for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25).

The Company adopted the 2000 Long-Term Incentive and Compensation
Plan (LTICP) for officers, key employees and directors.   The LTICP
permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, and other awards.

The maximum number of shares available under the LTICP is 750,000. In 2000, IDACORP issued 220,000 stock options with an exercise price equal to the market price of the Company's stock on the date of grant. The maximum term of the options is ten years, and they vest over a five-year period. In accordance with APB 25, no compensation costs have been recognized for the option awards in 2000.

Stock option transactions in 2000 are summarized as follows. There were no stock option transactions in 1999 and 1998:


                               Number     Weighted
                                 of       average
                               shares     exercise
                                           price
    Beginning of year                -           -
       Options granted         220,000    $35.8125
       Options exercised             -           -
       Options cancelled             -           -
    End of year                220,000    $35.8125
    Exercisable                      -           -


IDACORP has a restricted stock plan for certain key employees. Each grant made under this plan has a three-year restricted period, and the final award amounts depend on the attainment of cumulative earnings per share performance goals. At December 31, 2000 there were 265,766 remaining shares available under this plan.

Restricted stock awards are compensatory awards and the Company accrues compensation expense (which is charged to operations) based upon the market value of the granted shares. For the years 2000, 1999 and 1998, total compensation accrued under the plan was $1.5 million, $0.5 million and $0.6 million respectively.

The following table summarizes restricted stock activity for the years 2000, 1999 and 1998:

                                    2000      1999      1998
 Shares outstanding -              43,615    43,063    38,365
   beginning of year
 Shares granted                    34,649    23,497    21,361
 Shares forfeited                       -    (9,585)   (4,063)
 Shares issued                    (24,709)  (13,360)  (12,600)
 Shares outstanding - end of
   year                            53,555    43,615    43,063
 Weighted average fair
   value of current year
   stock grants on grant
   date                           $ 34.44   $ 32.88   $ 37.00

Had compensation cost for the stock-based compensation plans been determined on the basis of fair value pursuant to the provisions of SFAS 123, net income and earnings per share would have been as follows:

                                 2000       1999          1998
    Net income
      As reported              $139,883   $ 91,349      $ 89,176
      Pro forma                 140,186     91,145        89,155
    Basic and diluted
      earnings per share
      As reported                  3.72       2.43          2.37
      Pro forma                    3.73       2.43          2.37



For purposes of the pro forma calculations above, the estimated fair value of the options and restricted stock are amortized to expense over the vesting period. The fair value of the restricted stock is the market price of the stock on the date of grant. The fair value of each option granted in 2000 was estimated at the date of grant using the Binomial option-pricing model with the following assumptions:

    Stock dividend yield                 5.19%
    Expected stock price volatility        27%
    Risk-free interest rate              6.15%
    Expected option lives              7 years
    Fair value of options granted        $8.42



10.  BENEFIT PLANS:
Pension Plans

IDACORP has a noncontributory defined benefit pension plan covering most employees. The benefits under the plan are based on years of service and the employee's final average earnings. The Company's policy is to fund with an independent corporate trustee at least the minimum required under the Employee Retirement Income Security Act of 1974 but not more than the maximum amount deductible for income tax purposes. The Company was not required to contribute to the plan in 2000, 1999 and 1998. The trustee invests the plan's assets primarily in listed stocks (both U.S. and foreign), fixed income securities and investment grade real estate.

IDACORP has a nonqualified, deferred compensation plan for certain senior management employees and directors. The Company financed this plan by purchasing life insurance policies and investments in marketable securities, all of which are held by a trustee. The cash value of the policies and investments exceed the projected benefit obligation of the plan but do not qualify as plan assets in the actuarial computation of the funded status.

The following table shows the components of net periodic benefit cost for these plans (in thousands of dollars):

                         Pension Plan        Deferred Compensation
                                                     Plan
                     2000     1999     1998     2000    1999    1998
Service cost         $ 7,442  $ 8,389  $ 7,133  $  574  $  744  $  572
Interest cost         16,718   16,402   15,458   1,965   1,797   1,747
Expected return on
  assets             (30,095) (25,240) (22,724)      -       -       -
Recognized net
  actuarial (gain)
  loss                (4,503)    (344)    (111)    242     279     255
Amortization of
  prior service cost     708      708      424    (353)   (325)   (332)
Amortization of
  transition asset      (263)    (263)    (263)    613     613     613
Net periodic
  pension cost       $(9,993) $  (348) $   (83) $3,041  $3,108  $2,855


The following table summarizes the changes in benefit obligation and plan assets of these plans (in thousands of dollars):

                              Pension Plan           Deferred Compensation Plan
                           2000     1999    1998      2000      1999     1998
Change in projected
  benefit obligation:
  Benefit obligation at
    January 1             $229,042 $253,729 $224,073 $ 26,925 $ 27,029 $ 25,067
  Service cost               7,442    8,389    7,133      574      744      572
  Interest cost             16,718   16,402   15,458    1,965    1,797    1,747
  Actuarial loss (gain)        455  (33,014)  14,139      840     (489)   1,297
  Benefits paid            (12,376) (16,464) (11,774)  (2,516)  (2,201)  (2,049)
  Plan amendments                -        -    4,700       88       45      395
  Benefit obligation at    241,281  229,042  253,729   27,876   26,925   27,029
    December 31
Change in plan assets:
  Fair value at January 1  340,521  290,080  256,893        -        -        -
  Actual return on plan
    assets                  12,644   66,905   44,961        -        -        -
  Employer contributions         -        -        -        -        -        -
  Benefit payments         (12,376) (16,464) (11,774)       -        -        -
  Fair value at December
    31                     340,789  340,521  290,080        -        -        -

Funded status               99,508  111,479   36,351  (27,876) (26,925) (27,029)
Unrecognized actuarial
  loss (gain)              (85,648)(108,057) (33,722)   6,442    5,844    6,612
Unrecognized prior
  service cost               7,954    8,662    9,370     (355)    (796)  (1,166)
Unrecognized net
  transition liability      (1,178)  (1,441)  (1,704)   2,762    3,375    3,988
Net amount recognized     $ 20,636 $ 10,643 $ 10,295 $(19,027)$(18,502)$(17,595)


Amounts recognized in the
  statement of financial
  position consist of:
Prepaid (accrued) pension
  cost                    $ 20,636 $ 10,643 $ 10,295 $(26,365)$(25,815)$(25,631)
Intangible asset                 -        -        -    2,407    2,579    2,822
Accumulated other
  comprehensive income           -        -        -    4,931    4,734    5,214
Net amount recognized     $ 20,636 $ 10,643 $ 10,295 $(19,027)$(18,502)$(17,595)


The following table sets forth the assumptions used at the end of each year for all IPC-sponsored pension and postretirement benefit plans:

                            Pension Benefits       Postretirement
                                                      Benefits
                           2000   1999   1998    2000   1999   1998
Discount rate              7.5%   7.5%  6.75%    7.5%   7.5%   6.75%
Expected long-term rate of
  return on assets         9.0    9.0    9.0     9.0    9.0     9.0
Annual salary increases    4.5    4.5    4.5       -      -       -


Savings Plan

IDACORP has an Employee Savings Plan which complies with Section 401(k) of the Internal Revenue Code and covers substantially all employees. The Company matches specified percentages of employee contributions to the plan. Matching contributions amounted to $3.4 million in 2000, $3.1 million in 1999 and $3.0 million in 1998.

Postretirement Benefits

The Company maintains a defined benefit postretirement plan
(consisting of health care and death benefits) that covers all employees who were enrolled in the active group plan at the time of retirement, their spouses and qualifying dependents.


The net periodic postretirement benefit cost was as follows (in thousands of dollars):

                                      2000       1999      1998
  Service cost                      $   851    $   896    $   720
  Interest cost                       3,374      2,867      2,913
  Expected return on plan assets     (2,522)    (2,230)    (1,761)
  Amortization of unrecognized
    transition obligation             2,040      2,040      2,040
  Amortization of prior service
    cost                               (691)      (691)      (280)
  Amortization of unrecognized net        -          -       (220)
    gains
  Net periodic post-retirement
  benefit cost                      $ 3,052    $ 2,882    $ 3,412

The following table summarizes the changes in benefit obligation and plan assets (in thousands of dollars):
                                    2000      1999      1998
  Change in accumulated benefit
  obligation:
    Benefit obligation at
      January 1                     $ 41,139   $ 38,615   $ 43,459
    Service cost                         851        896        720
    Interest cost                      3,374      2,867      2,913
    Plan amendments                    1,200          -     (9,071)
    Actuarial loss                     5,635      1,859      3,483
    Benefits paid                     (3,393)    (3,098)    (2,889)
    Benefit obligation at
      December 31                     48,806     41,139     38,615
  Change in plan assets:
    Fair value of plan assets at
      January 1                       26,805     24,346     19,493
    Actual (loss) return on plan
      assets                            (760)     2,389      4,853
    Employer contributions             3,108      2,845      2,789
    Benefits paid                     (3,082)    (2,775)    (2,789)
    Fair value of plan assets at
      December 31                     26,071     26,805     24,346

  Funded status                      (22,735)   (14,334)   (14,269)
  Unrecognized prior service cost (7,336) (9,227) (9,918) Unrecognized actuarial loss
    (gain)                             3,361     (5,556)    (7,256)
  Unrecognized transition
    obligation                        24,480     26,520     28,560
  Accrued benefit obligations
    included with other deferred
    credits                         $ (2,230)  $ (2,597)  $ (2,883)


The assumed health care cost trend rate used to measure the expected cost of benefits covered by the plan is 6.75%. A one-percentage point change in the assumed health care cost trend rate would have the following effect (in thousands of dollars):

                                          1-          1-
                                     Percentage-  Percentage-
                                        Point        Point
                                       increase    decrease
Effect on total of service and
  interest cost components            $  320        $  (263)
Effect on accumulated
  postretirement benefit obligation   $2,876        $(2,452)

Postemployment Benefits

The Company provides certain benefits to former or inactive employees, their beneficiaries, and covered dependents after employment but before retirement. These benefits include salary continuation, health care and life insurance for those employees found to be disabled under our disability plans, and health care for surviving spouses and dependents. The Company accrues a liability for such benefits. In accordance with an IPUC order, the portion of the liability attributable to regulated activities in Idaho as of December 31, 1993, was deferred as a regulatory asset, and is being amortized over ten years. The following table summarizes postemployment benefit amounts included in the Company's consolidated balance sheet (in thousands of dollars):

                                2000     1999      1998
  Included with regulatory
     assets - other            $ 1,517   $ 1,889   $ 2,260
  Included with other
     deferred credits          $(3,040)  $(3,282)  $(3,372)





11.  UTILITY PLANT IN SERVICE AND JOINTLY-OWNED PROJECTS:
The following table sets out the major classifications of the IPC's utility plant in service, accumulated provision for depreciation and annual depreciation provisions as a percent of average depreciable balance for the years 2000, 1999 and 1998 (in thousands of dollars):

                             2000               1999               1998
                      Balance    Avg      Balance    Avg     Balance    Avg
                                 Rate                Rate               Rate

Production           $1,360,409  2.60%   $1,348,531  2.60%  $1,344,526  2.60%
Transmission            410,315  2.30       403,010  2.30      389,011  2.30
Distribution            811,604  3.34       786,488  3.37      736,527  3.15
General and Other       217,546  5.42       187,997  5.46      189,377  5.45
    Total in service  2,799,874  2.94%    2,726,026  2.94%   2,659,441  2.87%
Accumulated
  provision for
  depreciation       (1,142,572)         (1,073,722)        (1,009,387)
     In service -
       net           $1,657,302          $1,652,304         $1,650,054

IPC is involved in the ownership and operation of three jointly-owned generating facilities. The Consolidated Statements of Income include IPC's proportionate share of direct operation and maintenance expenses applicable to the projects. Each facility and extent of IPC participation as of December 31, 2000 are as follows:

                                        Company Ownership
                                              Accumulated
                                   Utility    Provision
                                  Plant In       for
Name of Plant       Location       Service    Depreciation  %   MW
                                   (Thousands of Dollars)
Jim Bridger      Rock Springs,
  Units 1-4        WY             $393,786    $ 209,98     33  707
Boardman         Boardman, OR       62,382      36,022     10   55
Valmy Units 1
  and 2          Winnemucca, NV    300,852     148,115     50  261

IPC's wholly owned subsidiary, Idaho Energy Resources Company, is a joint venturer in Bridger Coal Company, which operates the mine supplying coal for the Jim Bridger steam generation plant. Coal purchased by IPC from the joint venture amounted to $43.7 million in 2000, $41.9 million in 1999 and $46.2 million in 1998.

IPC has contracts to purchase the energy from four PURPA Qualified Facilities that are 50 percent owned by Ida-West Energy Company, a wholly owned subsidiary of the Company. Power purchased from these facilities amounted to $8.1 million in 2000, $8.8 million in 1999 and $8.7 million in 1998.


12.  INDUSTRY SEGMENT INFORMATION:

The Company has identified two reportable operating segments, Utility Operations and Energy Marketing.

The Utility Operations segment has two primary sources of revenue, the regulated operations of IPC and income from Bridger Coal
Company, an unconsolidated joint venture also subject to regulation. IPC's regulated operations include the generation, transmission, distribution, purchase and sale of electricity.

Energy marketing consists of IPC's unregulated electricity marketing and IDACORP Energy's natural gas marketing operations.



IDACORP's other operations include:

  Ida-West Energy Company - a developer and manager of
     independent power projects;
  IdaTech, LLC - a developer of integrated fuel cell systems;
  IDACORP Financial Services - an investor in affordable housing and other real estate;
  Rocky Mountain Communications, Inc. - provider of Internet services; IDACOMM - provider of telecommunication services;
  IDACORP Services - provider of energy-related products and services, home security, satellite television,and other services;
  Applied Power Company - manufacturer, supplier and distributor of solar photovoltaic systems (sold January 2001).

The following table summarizes the segment information for the Company's utility and energy marketing segments and the total of all other segments, and reconciles this information to total enterprise amounts.

                    Utility     Energy                             Consolidated
                    Operations  Marketing  Other     Eliminations  Total
                              (Thousands of Dollars)
2000
Operating revenues  $  849,522  $  145,400 $  24,431 $      -      $1,019,353
Operating income       182,020      94,589   (14,946)       -         261,663
Other income             3,858       3,370    11,847   (3,115)         15,960
Interest expense        63,660         161     6,216   (3,115)         66,922
Income before income
  taxes                122,218      97,798    (9,315)       -         210,701
Income taxes            48,174      38,355   (15,711)       -          70,818
Net income              74,044      59,443     6,396        -         139,883
Total assets         2,530,312   1,911,597   197,349        -       4,639,258
Expenditures for
  long-lived assets    131,782       1,520    37,961        -         171,263

1999
Operating revenues  $  669,761      31,368    30,023        -         731,152
Operating income       181,248      21,684    (3,882)       -         199,050
Other income             5,586         121       490   (1,071)          5,126
Interest expense        62,250         518     5,458   (1,071)         67,155
Income before income
  taxes                124,584      21,287    (8,850)       -         137,021
Income taxes            49,507       8,478   (12,313)       -          45,672
Net income              75,077      12,809     3,463        -          91,349
Total assets         2,379,571     128,160   132,640        -       2,640,371
Expenditures for
  long-lived assets    112,772         312    26,880        -         139,964

1998
Operating revenues $   768,506      10,745    15,836        -         795,087
Operating income       186,723       7,963    (1,263)       -         193,423
Other income             5,757           -       369     (308)          5,818
Interest expense        62,304           -     3,439     (308)         65,435
Income before income
  taxes                130,176       7,963    (4,333)       -         133,806
Income taxes            49,893       2,787    (8,050)       -          44,630
Net income              80,283       5,176     3,717        -          89,176
Total assets         2,266,055      59,245   131,519        -       2,456,819
Expenditures for
  long-lived assets     91,803           -    19,205        -         111,008




INDEPENDENT AUDITORS'REPORT


To The Board of Directors and Shareowners
IDACORP, Inc.
Boise, Idaho

We have audited the accompanying consolidated balance sheets and statements of capitalization of IDACORP,Inc. and its subsidiaries as of December 31, 2000,1999 and 1998, and the related consolidated statements of income, cash flows, retained earnings and comprehensive income for the years then ended. Our audits also include the consolidated financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of IDACORP, Inc. and subsidiaries at December 31, 2000, 1999 and 1998,and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Boise, Idaho
February 1, 2001



Idaho Power Company
Consolidated Statements of Income

                                      Year Ended December 31,
                                     2000       1999        1998
                                      (Thousands of Dollars)

REVENUES:
   General business                $ 565,357   $ 516,148  $ 514,856
   Off system sales                  229,986     119,785    214,418
   Other revenues                     40,319      22,403     27,136
    Total revenues                   835,662     658,336    756,410

EXPENSES:
   Operation:
     Purchased power                 398,649     106,344    185,271
     Fuel expense                     94,215      86,617     86,237
     Power cost adjustment          (120,688)       (502)    21,866
     Other                           146,424     151,800    145,374
   Maintenance                        46,973      42,067     41,872
   Depreciation                       80,287      77,833     74,481
   Taxes other than income taxes      20,166      21,719     20,725
     Total expenses                  666,026     485,878    575,826

INCOME FROM OPERATIONS               169,636     172,458    180,584

OTHER INCOME:
   Allowance for equity funds used
     during construction               2,565       1,667        300
   Energy marketing activities -
     net                              92,637      23,206      7,429
   Other - net                        13,669       6,369     12,364
     Total other income              108,871      31,242     20,093

INTEREST CHARGES:
   Interest on long-term debt         53,253      54,150     52,270
   Other interest                      4,544       7,864      8,323
   Allowance for borrowed funds
     used during construction         (2,346)     (1,392)      (900)
     Total interest charges           55,451      60,622     59,693

INCOME BEFORE INCOME TAXES           223,056     143,078    140,984

INCOME TAXES                          85,568      45,550     45,065

NET INCOME                           137,488      97,528     95,919

   Dividends on preferred stock        5,929       5,572      5,658

EARNINGS ON COMMON STOCK           $ 131,559   $  91,956  $  90,261

   The accompanying notes are an integral part of these statements.




Idaho Power Company
Consolidated Balance Sheets

Assets

                                          December 31,
                                      2000         1999           1998
                                     (Thousands of Dollars)

ELECTRIC PLANT:
   In service (at original cost)   $2,799,874   $2,726,026     $2,659,441
   Accumulated provision for
     depreciation                  (1,142,572)  (1,073,722)    (1,009,387)
    In service - Net                1,657,302   1,652,304       1,650,054
   Construction work in progress      131,214      88,348          58,904
   Held for future use                  2,167       1,742           1,738

     Electric plant - Net           1,790,683   1,742,394       1,710,696

INVESTMENTS AND OTHER PROPERTY         21,884     117,759         105,600

CURRENT ASSETS:
   Cash and cash equivalents           83,494      95,038          20,029
   Receivables:
    Customer                          215,358      83,412         102,653
    Allowance for uncollectible
      accounts                         (1,397)     (1,397)         (1,397)
    Notes                               2,945         345             467
    Employee notes                      4,742       4,105           4,510
    Related parties                       311         195           3,164
    Other                               4,943       7,095           5,338
   Energy marketing assets          1,572,619      29,096               -
   Accrued unbilled revenues           44,825      31,994          34,610
   Materials and supplies (at
     average cost)                     24,685      28,960          30,143
   Fuel stock (at average cost)         5,105       9,329           7,096
   Prepayments                         24,145      16,054          16,011
   Regulatory assets associated
     with income taxes                  8,672         893           2,965

     Total current assets           1,990,447     305,119         225,589

DEFERRED DEBITS:
   American Falls and Milner water
     rights                            31,585      31,585          31,830
   Company-owned life insurance        39,554      40,480          35,149
   Regulatory assets associated
     with income taxes                204,880     214,782         201,465
   Regulatory assets - PCA            119,905           -               -
   Regulatory assets - other           45,750      56,137          67,212
   Other                               50,410      54,496          49,448

     Total deferred debits            492,084     397,480         385,104

     TOTAL                         $4,295,098  $2,562,752      $2,426,989


        The accompanying notes are an integral part of these statements.


Idaho Power Company
Consolidated Balance Sheets

Capitalization and Liabilities

                                            December 31,
                                     2000         1999         1998
                                       (Thousands of Dollars)
CAPITALIZATION:
   Common stock equity:
     Common stock, $2.50 par
       value (50,000,000 shares
       authorized; 37,612,351
       shares outstanding)         $   94,031   $   94,031   $   94,031
     Premium on capital stock         362,430      362,203      362,156
     Capital stock expense             (4,024)      (3,819)      (3,823)
     Retained earnings                313,800      274,181      252,137
     Accumulated other
       comprehensive income (loss)       (921)       1,534          226

     Total common stock equity        765,316      728,130      704,727

   Preferred stock                    105,066      105,811      105,968

   Long-term debt                     808,977      821,558      815,937

     Total capitalization           1,679,359    1,655,499    1,626,632

CURRENT LIABILITIES:
   Long-term debt due within one
     year                              30,077       89,101        6,029
   Notes payable                       59,700       19,757       38,508
   Accounts payable                   250,673       95,125      101,108
   Notes and accounts payable to
     related parties                    4,212       10,076           28
   Energy marketing liabilities     1,590,964       25,594            -
   Taxes accrued                       12,983       21,773       25,164
   Interest accrued                    15,002       19,122       18,364
   Deferred income taxes                8,672          893        2,965
   Other                               19,066       16,069       12,117

     Total current liabilities      1,991,349      297,510      204,283

DEFERRED CREDITS:
   Deferred income taxes              452,404      428,923      420,268
   Regulatory liabilities associated
     with deferred investment
      tax credits                      66,050       67,433       69,396
   Regulatory liabilities
     associated with income taxes      40,230       33,817       28,075
   Regulatory liabilities - PCA             -        3,378        5,199
   Regulatory liabilities - other       4,621        3,363        4,161
   Other                               61,085       72,829       68,975

     Total deferred credits           624,390      609,743      596,074

COMMITMENTS AND CONTINGENT
       LIABILITIES

     TOTAL                         $4,295,098   $2,562,752   $2,426,989

     The accompanying notes are an integral part of these statements.





Idaho Power Company
Consolidated Statements of Capitalization
                                             December 31,
                                 2000      %    1999    %    1998     %
                                        (Thousands of Dollars)
COMMON STOCK EQUITY:
   Common stock                  $   94,031     $   94,031     $   94,031
   Premium on capital stock         362,430        362,203        362,156
   Capital stock expense             (4,024)        (3,819)        (3,823)
   Retained earnings                313,800        274,181        252,137
   Accumulated other
     comprehensive income (loss)       (921)         1,534            226
     Total common stock equity      765,316  46    728,130  44    704,727  43

PREFERRED STOCK:
   4% preferred stock                15,066         15,811         15,968
   7.68% Series, serial
     preferred stock                 15,000         15,000         15,000
   7.07% Series, serial
     preferred stock                 25,000         25,000         25,000
   Auction rate preferred stock      50,000         50,000         50,000
     Total preferred stock          105,066   6    105,811   6    105,968   7

LONG-TERM DEBT:
   First mortgage bonds:
    8.65%  Series due 2000                -         80,000         80,000
    6.93%  Series due 2001           30,000         30,000         30,000
    6.85%  Series due 2002           27,000         27,000         27,000
    6.40%  Series due 2003           80,000         80,000         80,000
    8   %  Series due 2004           50,000         50,000         50,000
    5.83%  Series due 2005           60,000         60,000         60,000
    7.38%  Series due 2007           80,000              -              -
    7.20%  Series due 2009           80,000         80,000              -
    Maturing 2021 through
      2031 with rates ranging
      from 7.5% to 9.52%            230,000        230,000        230,000
     Total first mortgage bonds     637,000        637,000        557,000
   Amount due within one year       (30,000)       (80,000)             -
     Net first mortgage bonds       607,000        557,000        557,000
   Pollution control revenue
     bonds:
    7 1/4%  Series due 2008               -          4,360          4,360
    8.30 %  Series 1984 due 2014     49,800         49,800         49,800
    6.05 % Series 1996A due 2026     68,100         68,100         68,100
    Variable Rate Series 1996B
      due 2026                       24,200         24,200         24,200
    Variable Rate Series 1996C
      due 2026                       24,000         24,000         24,000
    Variable Rate Series 2000
      due 2007                        4,360              -              -
     Total pollution control
       revenue bonds                170,460        170,460        170,460
   REA notes                          1,339          1,415          1,489
    Amount due within one year          (77)           (76)           (74)
     Net REA notes                    1,262          1,339          1,415
   American Falls bond
     guarantee                       19,885         19,885         20,130
   Milner Dam note guarantee         11,700         11,700         11,700
   Debt related to investments
     in affordable housing with
     rates ranging from 6.03%
     to 8.77% due 2000 to 2010            -         71,183         62,103
    Amount due within one year            -         (9,025)        (5,955)
     Net affordable housing
       debt                               -         62,158         56,148
   Other subsidiary debt                  -            457            623
   Unamortized premium/discount
      - Net                          (1,330)        (1,441)        (1,539)

     Total long-term debt           808,977  48    821,558  50    815,937  50

TOTAL CAPITALIZATION             $1,679,359 100 $1,655,499 100 $1,626,632 100

      The accompanying notes are an integral part of these statements.


Idaho Power Company
Consolidated Statements of
Cash Flows
                                       Year Ended December 31,
                                      2000        1999      1998
                                       (Thousands of Dollars)

OPERATING ACTIVITIES:
   Net income                        $137,488  $ 97,528  $ 95,919
   Adjustments to reconcile net
     income to net cash:
     Unrealized (gains) losses
       from energy marketing
       activities                      21,847    (3,502)        -
    Depreciation and amortization      92,677    95,154    87,044
    Deferred taxes and investment
      tax credits                      44,911    (1,747)  (10,127)
    Accrued PCA costs                (122,353)     (891)   21,658
    Change in:
     Receivables and prepayments     (144,077)     (489)    1,985
     Accrued unbilled revenue         (12,831)    2,616    (1,298)
     Materials and supplies and
       fuel stock                       5,544    (1,050)     (911)
     Accounts payable                 156,932    28,397   (10,658)
     Taxes accrued                     (8,326)   (3,391)    1,312
     Other current assets and
       liabilities                     (3,572)    4,710      (857)
    Other - net                        (6,843)   (3,490)  (10,340)
   Net cash provided by operating
      activities                      161,397   213,845   173,727

INVESTING ACTIVITIES:
   Additions to utility plant        (131,711) (108,498)  (89,644)
   Investments in affordable
     housing projects                       -   (19,554)  (19,139)
   Investments in company - owned
     life insurance                         -    (5,862)        -
   Net cash of affiliates
     transferred to parent             (4,737)        -         -
   Other - net                            838    (3,066)      867
    Net cash used in investing
      activities                     (135,610) (136,980) (107,916)

FINANCING ACTIVITIES:
   Proceeds from issuance of:
    First mortgage bonds               80,000    80,000    60,000
    Pollution control revenue bonds     4,360         -         -
    Long-term debt related to
      affordable housing projects           -    18,730    20,556
   Retirement of:
    First mortgage bonds              (80,000)        -   (30,000)
    Pollution control revenue bonds    (4,360)        -         -
    Long-term debt related to
      affordable housing projects           -    (9,650)   (4,838)
    Subsidiary debt                         -      (165)   (3,316)
   Dividends on common stock          (69,850)  (69,912)  (69,889)
   Dividends on preferred stock        (5,929)   (5,572)   (5,658)
   Increase (decrease) in short-
     term borrowings                   39,943   (14,607)  (18,992)
   Other - net                         (1,495)     (680)     (550)
     Net cash used in financing
        activities                    (37,331)   (1,856)  (52,687)

Net increase (decrease) in cash and
  cash equivalents                    (11,544)   75,009    13,124

Cash and cash equivalents at           95,038    20,029     6,905
  beginning of period

Cash and cash equivalents at end of
  period                             $ 83,494  $ 95,038  $ 20,029

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
   Cash paid during the period for:
    Income taxes                     $ 47,732  $ 50,532  $ 55,527
    Interest (net of amount
      capitalized)                   $ 58,090  $ 55,186  $ 53,806
   Net non-cash assets of
      affiliates transferred
      to parent                      $ 17,353  $      -  $ 27,534

        The accompanying notes are an integral part of these statements.



Idaho Power Company
Consolidated Statements of Retained Earnings

                                     Year Ended December 31,
                                     2000       1999        1998
                                      (Thousands of Dollars)

RETAINED EARNINGS, BEGINNING OF
   YEAR                             $274,181   $252,137   $259,299

NET INCOME                           137,488     97,528     95,919

   Total                             411,669    349,665    355,218

DIVIDENDS:
   Common stock ($1.86 per share)    (69,850)  (69,912)    (69,889)
   Preferred stock                    (5,929)   (5,572)     (5,658)

TRANSFER TO IDACORP, INC.            (22,090)        -     (27,534)

RETAINED EARNINGS, END OF YEAR      $313,800  $274,181    $252,137

    The accompanying notes are an integral part of these statements.



Consolidated Statements of Comprehensive Income

                                     Year Ended December 31,
                                     2000        1999        1998
                                      (Thousands of Dollars)

NET INCOME                           $137,488   $ 97,528    $ 95,919

OTHER COMPREHENSIVE INCOME (LOSS):
    Unrealized gains on securities
      (net of tax of ($1,713), $677
      and  $2,185)                     (2,335)     1,017       3,385
    Minimum pension liability
      adjustment (net of tax of
      ($78),$189 and ( $2,054))          (119)       291      (3,159)

TOTAL COMPREHENSIVE INCOME           $135,034   $ 98,836    $ 96,145

        The accompanying notes are an integral part of these statements.




Idaho Power Company


Notes to the Consolidated Financial Statements
On October 1, 1998, IDACORP, Inc. (IDACORP)became the parent of Idaho Power Company and subsidiaries (IPC). At that time ownership interests in two of IPC's subsidiaries were transferred to IDACORP at book value. IPC's financial statements include $3.0 million of net income attributable to the transferred subsidiaries for the year ended December 31, 1998.

On January 1, 2000 IPC's ownership interests in two additional subsidiaries were transferred to IDACORP at book value. IPC's financial statements include the following amounts attributable to these transferred subsidiaries for the periods prior to January 1,2000:

                                 As of/Year Ended
                                   December 31,
                                  1999         1998

        Total assets            $107,996     $ 90,029
        Net assets                22,090       19,706
        Net income                 2,385        2,216



Except as modified below,the Notes to the Consolidated Financial
Statements of IDACORP included in this 2000 Annual Report on Form 10-K are incorporated herein by reference insofar as they relate to Idaho Power Company.

     Note 1 - Summary of Significant Accounting Policies
     Note 3 - Common Stock
     Note 4 - Preferred Stock of Idaho Power Company
     Note 5 - Long-Term Debt
     Note 7 - Notes Payable
     Note 8 - Commitments and Contingent Liabilities
     Note 9 - Stock-Based Compensation
     Note 10 - Benefit Plans
     Note 11 - Utility Plant in Service and Jointly-Owned Projects



Note 1 - Derivative Financial Instruments The following table shows a summary of the notional amounts of IPC's forward exposure (including both sales and purchases) as of December 31, 2000 and 1999. The maximum term related to any forward position is ten years.

                                    December 31,2000    December 31,1999
                                              Electricity MWh's

       Total gross notional volume     34,453                10,818


The following table displays the fair value ofIPC's energy marketing assets and liabilities (all electricity) at December 31, 2000 and 1999 and the average values for the twelve months ended December 31, 2000 (in thousands of dollars):

 Balance at December         Twelve Months        Balance at December
      31, 2000              Average Balance              31, 1999
 Assets     Liabilities   Assets    Liabilities   Assets    Liabilities
$1,572,619  $1,590,964   $ 401,956  $ 397,914    $  29,096  $  25,594



The gain in fair value of energy trading contract positions (including electricity forwards, futures, options and swaps)included in the income before income taxes for the years ended December 31,2000 and 1999 were $140.3 million and $29.7 million respectively.


Note 2 - Income Taxes
IPC has settled Federal and Idaho tax liabilities on all open years through the 1996 tax year except for amounts related to a partnership which have been, in management's opinion, adequately accrued.

A reconciliation between the statutory federal income tax rate and the effective rate is as follows:

                                  2000       1999       1998
                                    (Thousands of Dollars)

Computed income taxes based on
   statutory federal
   income tax rate               $78,070    $50,077    $49,344
 Change in taxes resulting
   from:
   AFDC                           (1,719)    (1,071)      (420)
   Investment tax credits         (3,083)    (3,032)    (2,934)
   Repair allowance               (4,550)    (2,800)    (2,800)
   Settlement of prior years           2       (478)    (1,965)
     tax returns
   State income taxes (net of     10,060      6,070      7,630
     Federal reduction)
   Depreciation                    8,243      7,292      5,237
   Affordable housing tax              -     (8,934)    (6,504)
     credits
   Other                          (1,455)    (1,574)    (2,523)
 Total provision for federal
   and state income taxes        $85,568     45,550     45,065
 Effective tax rate                 38.4%      31.8%      32.0%


The provision for income taxes consists of the following:

                                  2000       1999       1998
                                    (Thousand of Dollars)

 Income taxes currently payable:
   Federal                       $35,259    $38,169    $45,909
   State                           5,398      9,128      9,283
    Total                         40,657     47,297     55,192
 Income taxes deferred - Net of
   amortization:
   Federal                        38,887      2,246     (8,006)
   State                           7,407     (2,030)    (1,321)
    Total                         46,294        216     (9,327)
 Investment tax credits:
   Deferred                        1,700      1,069      2,134
   Restored                       (3,083)    (3,032)    (2,934)
    Total                         (1,383)    (1,963)      (800)
 Total provision for income
   taxes                         $85,568    $45,550    $45,065





The tax effects of significant items comprising the Company's net deferred tax liability are as follows:

                                     2000       1999       1998
                                      (Thousands of Dollars)

 Deferred tax assets:
   Regulatory liabilities         $ 40,230    $ 33,817    $ 28,075
   Advances for construction         9,224       9,646      10,401
   Other                            22,273      18,456      20,457
    Total                           71,727      61,919      58,933
 Deferred tax liabilities:
   Electric plant                  249,546     249,597     247,270
   Regulatory assets               213,551     215,675     204,430
   Conservation programs            13,561      17,396      16,866
   PCA                              47,189      (1,826)     (2,543)
   Other                             8,955      10,893      16,143
    Total                          532,802     491,735     482,166

 Net deferred tax liabilities     $461,075    $429,816    $423,233



Note 6 - Fair Value of Financial Instruments
The estimated fair value of the Company's financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash and cash equivalents, customer and other receivables, notes payable, accounts payable, interest accrued, and taxes accrued are reported at their carrying value as these are a reasonable estimate of their fair value. The estimated fair values for long-term debt and investments are based upon quoted market prices of the same or similar issues or discounted cash flow analyses as appropriate.

The total estimated fair value of the Company's debt was approximately $866.3 million in 2000, $898.1 million in 1999, and $877.4 million in 1998.


Note 12- Industry Segment Information
The Company has identified two reportable operating segments, Utility Operations and Energy Marketing. The Utility Operations segment has two primary sources of income, the regulated operations of IPC and income from Bridger Coal Company, an unconsolidated joint venture also subject to regulation. IPC's regulated operations include the generation, transmission, distribution purchase and sale of electricity. Energy marketing consists of the Company's unregulated electricity marketing operations and, through December 1998, natural gas marketing.

The Company's other operations include:
     Ida-West Energy Company - a developer and manager of independent power projects (ownership transferred to parent October 1998);
     IDACORP Financial Services - an investor in affordable housing (ownership transferred to parent January 2000);
     Applied Power Company - manufacturer, supplier and distributor of solar photovoltaic systems (ownership transferred to parent January 2000).



The following table summarizes IPC's segment information and reconciles this information to total enterprise amounts:

                    Utility    Energy                          Consolidated
                    Operations Marketing  Other   Eliminations Total
                               (Thousands of Dollars)
2000
Revenues            $  835,662 $        - $      - $      -     $  835,662
Income from
  operations           169,636          -        -        -        169,636
Other income            16,242     94,917       (8)  (2,280)       108,871
Interest expense        57,731          -        -   (2,280)        55,451
Income before
  income taxes         128,147     94,917       (8)       -        223,056
Income taxes            48,174     37,397       (3)       -         85,568
Net income              79,973     57,520       (5)       -        137,488
Total assets         2,530,312  1,761,611    3,175        -      4,295,098
Expenditures for
  long-lived assets    131,782          -      299        -        132,081

1999
Revenues            $  658,336 $        - $      - $      -     $  658,336
Income from
  operations           172,458          -        -        -        172,458
Other income            14,377     23,206   (6,341)       -         31,242
Interest expense        56,679          -    3,943        -         60,622
Income before
  income taxes         130,156     23,206  (10,284)       -        143,078
Income taxes            49,507      9,143  (13,100)       -         45,550
Net income              80,649     14,063    2,816        -         97,528
Total assets         2,379,571     72,023  111,158        -      2,562,752
Expenditures for
  long-lived assets    112,772          -   22,685        -        135,457

1998
Revenues            $  756,410  $       - $      - $      -     $  756,410
Income from
  operations           180,584          -        -        -        180,584
Other income            11,897      7,963      233        -         20,093
Interest expense        56,646          -    3,047        -         59,693
Income before
  income taxes         135,835      7,963   (2,814)       -        140,984
Income taxes            49,893      2,787   (7,615)       -         45,065
Net income              85,942      5,176    4,801        -         95,919
Total assets         2,266,055     59,245  101,689        -      2,426,989
Expenditures for
  long-lived assets     91,803          -   19,197        -        111,000



INDEPENDENT AUDITORS' REPORT


To The Board of Directors and Shareowner of
Idaho Power Company
Boise, Idaho

We have audited the accompanying consolidated balance sheets and statements of capitalization of Idaho Power Company and its subsidiaries as of December 31, 2000, 1999 and 1998, and the related consolidated statements of income, cash flows, retained earnings, and comprehensive income for the years then ended. Our audits also included the consolidated financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Idaho Power Company and subsidiaries at December 31, 2000, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Boise, Idaho
February 1, 2001





SUPPLEMENTAL FINANCIAL INFORMATION, UNAUDITED

QUARTERLY FINANCIAL DATA:
The following unaudited information is presented for each quarter of 2000, 1999 and 1998 (in thousands of dollars, except for per share amounts). In the opinion of the Companies, all adjustments necessary for a fair statement of such amounts for such periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Accordingly, earnings information for any three-month period should not be considered as a basis for estimating operating results for a full fiscal year. Amounts are based upon quarterly statements and the sum of the quarters may not equal the annual amount reported.


IDACORP,  INC.                           Quarter Ended
                            March 31  June 30   September 30 December 31

2000
Revenues                    $186,273  $254,582    $301,014     $277,483
Income from operations        65,802    64,767      82,379       48,716
Income taxes                  23,496    16,211      21,839        9,272
Net income                    42,079    32,522      41,561       23,721
Earnings per share of
  common stock                  1.12      0.86        1.11         0.63

1999
Revenues                    $183,652  $184,427    $182,884     $180,190
Income from operations        62,007    47,474      48,971       40,598
Income taxes                  16,700    10,525      10,574        7,874
Net income                    29,501    21,242      22,019       18,588
Earnings per share of
  common stock                  0.78      0.56        0.59         0.49

1998
Revenues                    $177,336  $176,360    $240,329     $201,062
Income from operations        56,843    43,865      48,124       44,591
Income taxes                  13,125     9,213      12,392        9,900
Net income                    28,050    20,351      22,305       18,468
Earnings per share of
  common stock                  0.75      0.54        0.59         0.49



Idaho Power Company                     Quarter Ended
                            March 31  June 30     September 30 December 31

2000
Revenues                    $123,213  $213,081    $231,539     $267,829
Income from operations        55,966    36,139      39,959       37,572
Income taxes                  21,024    19,341      28,429       16,774
Net income                    33,725    32,154      43,095       28,514
Dividends on preferred
  stock                        1,428     1,484       1,511        1,506
Earnings on common stock      32,297    30,670      41,584       27,008

1999
Revenues                    $174,149  $165,072    $161,978     $157,136
Income from operations        59,829    39,724      39,942       32,963
Income taxes                  16,582    10,479      10,419        8,071
Net income                    30,784    22,796      23,371       20,576
Dividends on preferred
  stock                        1,368     1,352       1,401        1,451
Earnings on common stock      29,416    21,444      21,970       19,125

1998
Revenues                    $170,913  $167,132    $230,200     $188,164
Income from operations        55,769    39,097      44,037       41,681
Income taxes                  13,125     9,213      12,392       10,335
Net income                    29,455    21,768      23,715       20,979
Dividends on preferred
  stock                        1,405     1,417       1,410        1,426
Earnings on common stock      28,050    20,351      22,305       19,553




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


PART IV


ITEM 14.  EXHIBITS,FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM
           8-K
(a) Please refer to Item 8, "Financial Statements and Supplementary Data" for a complete listing of all consolidated financial statements and financial statement schedules.
(b) Reports on SEC Form 8-K. The following Report on Form 8-K was filed for the three months ended December 31, 2000

         Items Reported                      Date of Report      Filed by
         Item 7 - Financial Statements and   November 21, 2000     IPC
                  Exhibits
 (c)  Exhibits.

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

              1-3198        4           Thirty-fourth  December 1, 1993
              Form 8-K
              Dated
              12/17/93

              1-3198                    Thirty-fifth   November 1, 2000
              Form 8-K
              Dated
              11/21/00

*4(b)         1-3198        4(b)        Instruments relating to IPC  American
              Form 10-Q                 Falls  bond  guarantee  (see  Exhibit
              for 6/30/00               10(c)).

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

*10(b)        2-49584       5(c)        Agreement,  dated as of  October  11,
                                        1973,   between   IPC   and   Pacific
                                        Power & Light Company.

*10(c)        1-3198        10(c)       Guaranty  Agreement, dated April  11,
              Form 10-Q                 2000,  between IPC and Bank One Trust
              for 6/30/00               Company,  N.A., as Trustee,  relating
                                        to    $19,885,000   American    Falls
                                        Replacement Dam Refinancing Bonds  of
                                        the    American    Falls    Reservoir
                                        District, Idaho.

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
                                        Sierra  Pacific  Power  Company   and
                                        IPC.

*10(h)(i)1    1-3198        10(n)(i)    The  Revised Security Plan for Senior
              Form 10-K                 Management Employees- a non-qualified,
                                        deferred compensation plan effective
                                        August 1, 1996.

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

*10(h)(v)1    1-14465       10(e)       IDACORP,  Inc. Non-Employee Directors
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

12(e)                                   Statement    Re:    Computation    of
                                        Supplemental  Ratio  of  Earnings  to
                                        Fixed Charges. (IPC)

12(f) Statement Re: Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements. (IPC)

12(g) Statement Re: Computation of Supplemental Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements. (IPC)

21                                      Subsidiaries  of  IDACORP,  Inc.  and
                                        IPC.

23                                      Independent Auditors' Consent.


 ________________________
 1 Compensatory plan





 IDACORP, Inc.
 SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
 Years Ended December 31, 2000, 1999 and 1998

         Column A           Column B  Column C      Column D Column E
                                      Additions
                            Balance            Charged
                              At      Charged (Credited)               Balance
                            Beginning    to    to Other                At End
     Classification         Of Period Income   Accounts   Deduction(1) Of Period
                                       (Thousands of Dollars)
5319:
 2000:
 Reserves Deducted From
   Applicable Assets:
    Reserve for
      uncollectible
      accounts and assets   $1,397    $21,682 $ 1,658(2)  $ 1,658      $23,079
   Other Reserves:
    Rate refunds            $8,893    $ 3,505 $     -     $12,398      $     -
    Injuries and
      damages reserve       $1,500    $     - $     -     $     -      $ 1,500
    Miscellaneous
      operating reserves    $8,473    $   306 $     -     $ 4,123      $ 4,656
5332:
 1999:
 Reserves Deducted From
   Applicable Assets:
    Reserve for
      uncollectible
      accounts              $1,397    $     - $ 3,162(2)  $ 3,162      $ 1,397
   Other Reserves:
    Rate refunds            $5,356    $10,543 $     -     $ 7,006      $ 8,893
    Injuries and
      damages reserve       $1,500    $     - $     -     $     -      $ 1,500
    Miscellaneous
      operating reserves    $6,907    $ 3,242 $     -     $ 1,676      $ 8,473

 1998:
 Reserves Deducted From
   Applicable Assets:
    Reserve for
      uncollectible
      accounts              $1,397    $     - $ 3,299(2)  $ 3,299      $ 1,397
   Other Reserves:
    Rate refunds            $8,740    $ 4,188 $     -     $ 7,572      $ 5,356
    Injuries and
      damages reserve       $1,500    $     - $     -     $     -      $ 1,500
    Miscellaneous
      operating
     reserves               $8,388    $   512 $     -     $ 1,993      $ 6,907
5359:

 Notes:    (1)  Represents deductions from the reserves for purposes for which the reserves were created.
           (2)  Represents collections of accounts previously written off.


 IDAHO POWER COMPANY
 SCHEDULE II -  CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
 Years Ended December 31, 2000, 1999 and 1998

 Amounts for Idaho Power Company are same as the above Schedule II for IDACORP, Inc.


 SIGNATURES
 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   IDACORP, Inc.
                                   (Registrant)

 March 16, 2001                    By: /s/Jan B.
 Packwood                             Jan B. Packwood
                                      President and Chief Executive Officer
                                      and Director

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:/s/ Jon H. Miller                 Chairman of the Board   March 16,
                                                                2001
       Jon H. Miller



By:/s/ Jan B. Packwood               President and Chief        "
                                     Executive Officer
       Jan B. Packwood               and Director

By:/s/ J. LaMont Keen                Senior Vice President -    "
                                     Administration
       J. LaMont Keen                and Chief Financial
                                     Officer (Principal
                                     Financial Officer)

By:/s/ Darrel T. Anderson            Vice President - Finance   "
                                     and Treasurer
       Darrel T. Anderson            (Principal Accounting
                                     Officer)

By:/s/ Rotchford L. Barker      By:/s/ Jack K. Lemley           "

       Rotchford L. Barker             Jack K. Lemley
       Director                        Director

By:/s/ Robert D. Bolinder       By:/s/ Evelyn Loveless          "

       Robert D. Bolinder              Evelyn Loveless
       Director                        Director

By:/s/ John B. Carley           By:/s/ Peter S. O'Neill         "

       John B. Carley                  Peter S. O'Neill
       Director                        Director

By:/s/ Peter T. Johnson         By:/s/ Robert A. Tinstman       "

       Peter T. Johnson                Robert A. Tinstman
       Director                        Director








 SIGNATURES
 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   IDAHO POWER COMPANY
                                   (Registrant)

 March 16, 2001                    By:/s/Jan B. Packwood
                                         Jan B. Packwood
                                       President and Chief Executive
                                       Officer and Director

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:/s/ Jon H. Miller                Chairman of the Board   March 16,
                                                              2001
       Jon H. Miller


By:/s/ Jan B. Packwood              President and Chief        "
                                    Executive
       Jan B. Packwood              Officer and Director

By:/s/ J. LaMont Keen               Senior Vice President -    "
                                    Administration
       J. LaMont Keen               and Chief Financial
                                    Officer
                                    (Principal Financial
                                    Officer)

By:/s/ Darrel T. Anderson           Vice President - Finance   "
                                    and Treasurer
       Darrel T. Anderson           (Principal Accounting
                                    Officer)

By:/s/ Rotchford L. Barker     By:/s/ Jack K. Lemley           "

       Rotchford L. Barker            Jack K. Lemley
       Director                       Director

By:/s/ Robert D. Bolinder      By:/s/ Evelyn Loveless          "

       Robert D. Bolinder             Evelyn Loveless
       Director                       Director

By:/s/ John B. Carley          By:/s/ Peter S. O'Neill         "

       John B. Carley                 Peter S. O'Neill
       Director                       Director

By:/s/ Peter T. Johnson        By:/s/ Robert A. Tinstman       "

       Peter T. Johnson               Robert A. Tinstman
       Director                       Director






 EXHIBIT INDEX

 Exhibit                                                    Page
 Number                                                     Number
 10(h)(ix)      IDACORP, Inc. 2000 Long-Term
                Incentive and Compensation
                Plan.

 12             Statements Re: Computation of
                Ratio of Earnings to Fixed
                Charges.  (IDACORP, Inc.)

 12(a)          Statements Re: Computation of
                Supplemental Ratio of
                Earnings to Fixed Charges.
                (IDACORP, Inc.)

 12(b)          Statements Re: Computation of
                Ratio of Earnings to Combined
                Fixed Charges and Preferred
                Dividend Requirements.
                (IDACORP, Inc.)

 12(c)          Statements Re: Computation of
                Supplemental Ratio of
                Earnings to Combined Fixed
                Charges and Preferred
                Dividend Requirements.
                (IDACORP, Inc.)

 12(d)          Statements Re: Computation of
                Ratio of Earnings to Fixed
                Charges.  (IPC)

 12(e)          Statements Re: Computation of
                Supplemental Ratio of
                Earnings to Fixed Charges.
                (IPC)

 12(f)          Statements Re: Computation of
                Ratio of Earnings to Combined
                Fixed Charges and Preferred
                Dividend Requirements.  (IPC)

 12(g)          Statements Re: Computation of
                Supplemental Ratio of
                Earnings to Combined Fixed
                Charges and Preferred
                Dividend Requirements.  (IPC)

 21             Subsidiaries of IDACORP, Inc.
                and IPC

 23             Independent Auditors' Consent.