Form 10-Q
period 2001-03-31
IDACORP INC; IDAHO POWER CO
filed 2001-05-15
CIK 1057877, 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                  Washington, D. C.  20549

                          FORM 10-Q

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2001

                             OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES
                    EXCHANGE ACT OF 1934

     For the transition period from       to




                   Exact name of registrants as
                   specified in their charters,        I.R.S.
     Commission    state of incorporation, address     Employer
     File          of principal executive offices,     Identification
     Number           and telephone number             Number

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

                     Yes   X    No

Number of shares of Common Stock outstanding as of March 31, 2001:

     IDACORP, Inc.:       37,412,351

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




                            INDEX
                                                           Page

  Definitions                                                 2

  Part I.  Financial Information:
     Item 1.  Financial Statements
        IDACORP, Inc.:
          Consolidated Statements of Income                   3
          Consolidated Balance Sheets                       4-5
          Consolidated Statements of Capitalization           6
          Consolidated Statements of Cash Flows               7
          Consolidated Statements of Comprehensive
            Income                                            8
          Notes to Consolidated Financial Statements       9-14
          Independent Accountants' Report                    15
        Idaho Power Company:
          Consolidated Statements of Income                  16
          Consolidated Balance Sheets                     17-18
          Consolidated Statements of Capitalization          19
          Consolidated Statements of Cash Flows              20
          Consolidated Statements of Comprehensive
            Income                                           21
          Notes to Consolidated Financial Statements      22-23
          Independent Accountants' Report                    24

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                  25-34

     Item 3.  Quantitative and Qualitative Disclosures
              about Market Risk                              34

  Part II.  Other Information:

     Item 2.  Changes in Securities and Use of Proceeds      35

     Item 6.  Exhibits and Reports on Form 8-K            35-39

  Signatures                                              40-41


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




               PART I - FINANCIAL INFORMATION
                Item 1.  Financial Statements
                        IDACORP, Inc.
              Consolidated Statements of Income

                                  Three Months Ended March 31,
                                     2001          2000
                                   (Thousands of Dollars
                                  Except for Per Share Amounts)
OPERATING REVENUES:
Electric Utility:
 General business                  $133,121          $123,213
 Off system sales                    55,249            35,925
 Other revenues                      11,946             7,195
  Total electric utility
    revenues                        200,316           166,333
Diversified Operations:
 Energy marketing                    82,632            11,253
 Other                                2,772             4,544
  Total diversified
    operations revenues              85,404            15,797
Earnings of unconsolidated
  partnerships, joint
  ventures and subsidiaries           2,525             4,143
  Total operating revenues          288,245           186,273

OPERATING EXPENSES:
Electric Utility:
 Purchased power                    125,287            12,890
 Fuel expense                        25,247            24,659
 Power cost adjustment              (58,246)            3,258
 Other operations and
   maintenance                       49,147            44,246
 Depreciation                        20,952            19,887
 Taxes other than income
   taxes                              5,235             5,427
  Total electric utility
    expenses                        167,622           110,367

Diversified Operations:
 Energy marketing                    44,127             2,754
 Other                                8,659             7,350
  Total diversified
    operations expenses              52,786            10,104
  Total operating expenses          220,408           120,471

OPERATING INCOME                     67,837            65,802

OTHER INCOME:
 Allowance for equity funds
   used during construction             225               456
 Gain on sale of asset                    -            14,000
 Other - net                          2,109             2,117
  Total other income                  2,334            16,573

INTEREST EXPENSE AND OTHER:
 Interest on long-term debt          13,449            13,162
 Other interest                       4,373             2,697
 Allowance for borrowed funds
   used during construction          (1,164)             (487)
 Preferred dividends of Idaho
   Power Company                      1,461             1,428
  Total interest expense and
    other                            18,119            16,800

INCOME BEFORE INCOME TAXES           52,052            65,575

INCOME TAXES                         17,282            23,496

NET INCOME                         $ 34,770          $ 42,079


AVERAGE COMMON SHARES
  OUTSTANDING (000's)                37,415            37,612
EARNINGS PER SHARE OF COMMON
 STOCK  (basic and diluted)        $   0.93          $   1.12



    The accompanying notes are an integral part of these
                         statements.


                        IDACORP, Inc.
                 Consolidated Balance Sheets

                           Assets

                                     March 31,     December 31,
                                        2001        2000
                                     (Thousands of Dollars)

CURRENT ASSETS:
 Cash and cash equivalents           $   30,263    $  106,795
 Receivables:
  Customer                              263,839       243,647
  Allowance for uncollectible
    accounts                            (43,253)      (23,079)
  Employee notes                          4,515         4,742
  Other                                  15,848        15,611
 Energy marketing assets                706,714     1,060,128
 Derivative assets                      128,304             -
 Taxes receivable                        16,035             -
 Accrued unbilled revenues               29,857        44,825
 Materials and supplies (at
   average cost)                         30,513        29,731
 Fuel stock (at average cost)             8,150         5,105
 Prepayments                             27,127        24,575
 Regulatory assets associated with
   income taxes                          12,823         8,672
 Regulatory assets - derivatives         40,455             -
  Total current assets                1,271,190     1,520,752

INVESTMENTS AND OTHER ASSETS            154,437       157,068

PROPERTY, PLANT AND EQUIPMENT
 Utility plant in service             2,842,782     2,799,874
 Accumulated provision for
   depreciation                      (1,163,037)   (1,142,572)
  Utility plant in service - net      1,679,745     1,657,302
 Construction work in progress          145,401       136,388
 Utility plant held for future use        2,166         2,167
 Other property, net of
   accumulated depreciation              11,918         9,179
  Property, plant and equipment -
    net                               1,839,230     1,805,036

DEFERRED DEBITS:
 American Falls and Milner water
   rights                                31,585        31,585
 Company-owned life insurance            39,625        39,554
 Energy marketing assets - long-
   term                                 127,657        43,556
 Regulatory assets associated with
   income taxes                         202,462       204,880
 Regulatory assets - PCA                179,847       119,905
 Regulatory assets - long-term
   derivatives                           42,503             -
 Regulatory assets - other               44,055        45,750
 Other                                   68,808        71,620
  Total deferred debits                 736,542       556,850

   TOTAL                             $4,001,399    $4,039,706



    The accompanying notes are an integral part of these
                         statements.


                        IDACORP, Inc.
                 Consolidated Balance Sheets

               Liabilities and Capitalization

                                     March 31,    December 31,
                                        2001        2000
                                     (Thousands of Dollars)

CURRENT LIABILITIES:
 Current maturities of long-term
    debt                             $   38,773    $   39,774
 Notes payable                          216,800       120,600
 Accounts payable                       224,676       272,376
 Energy marketing liabilities           613,950     1,060,180
 Derivative liabilities                 168,759             -
 Taxes accrued                                -        15,631
 Interest accrued                        19,881        16,985
 Deferred income taxes                   12,823         8,672
 Other                                   24,495        28,104
  Total current liabilities           1,320,157     1,562,322

DEFERRED CREDITS:
 Deferred income taxes                  518,605       460,464
 Energy marketing liabilities -
   long-term                            102,425        46,769
 Derivative liabilities - long-
   term                                  42,503             -
 Regulatory liabilities associated
   with deferred investment tax
   credits                               66,409        66,050
 Regulatory liabilities associated
   with income taxes                     40,539        40,230
 Regulatory liabilities - other           4,668         4,621
 Other                                   67,548        69,259
  Total deferred credits                842,697       687,393

LONG-TERM DEBT                          905,024       864,114

COMMITMENTS AND CONTINGENT
  LIABILITIES

PREFERRED STOCK OF IDAHO POWER          104,766       105,066
  COMPANY

COMMON STOCK EQUITY:
 Common stock, no par value
   (shares authorized 120,000,000;
   37,612,351 shares issued)            452,122       453,102
 Retained earnings                      387,445       370,126
 Accumulated other comprehensive
   income (loss)                         (2,768)         (921)
 Treasury stock (200,000 and
   44,425 shares at cost,
   respectively)                         (8,044)       (1,496)
  Total common stock equity             828,755       820,811


   TOTAL                             $4,001,399    $4,039,706


    The accompanying notes are an integral part of these statements.


                        IDACORP, Inc.
          Consolidated Statements of Capitalization

                                    March 31,       December 31,
                                     2001    %           2000    %
                                     (Thousands of Dollars)
COMMON STOCK EQUITY:
   Common stock                    $  452,122       $  453,102
   Retained earnings                  387,445          370,126
   Accumulated other comprehensive
     income (loss)                     (2,768)            (921)
   Treasury stock                      (8,044)          (1,496)
      Total common stock equity       828,755  45      820,811  46

PREFERRED STOCK OF IDAHO POWER
  COMPANY:
   4% preferred stock                  14,766           15,066
   7.68% Series, serial preferred
     stock                             15,000           15,000
   7.07% Series, serial preferred
     stock                             25,000           25,000
   Auction rate preferred stock        50,000           50,000
      Total preferred stock           104,766   6      105,066   6

LONG-TERM DEBT:
   First mortgage bonds:
     6.93% Series due 2001             30,000           30,000
     6.85% Series due 2002             27,000           27,000
     6.40% Series due 2003             80,000           80,000
     8   % Series due 2004             50,000           50,000
     5.83% Series due 2005             60,000           60,000
     7.38% Series due 2007             80,000           80,000
     7.20% Series due 2009             80,000           80,000
     6.60% Series due 2011            120,000                -
     Maturing 2021 through 2031
        with rates ranging
        from 7.5% to 9.52%            155,000          230,000
      Total first mortgage bonds      682,000          637,000
   Amount due within one year         (30,000)         (30,000)
      Net first mortgage bonds        652,000          607,000
   Pollution control revenue
     bonds:
     8.30% Series 1984 due 2014        49,800           49,800
     6.05% Series 1996A due 2026       68,100           68,100
     Variable Rate Series 1996B
       due 2026                        24,200           24,200
     Variable Rate Series 1996C
       due 2026                        24,000           24,000
     Variable Rate Series 2000 due
       2027                             4,360            4,360
      Total pollution control
        revenue bonds                 170,460          170,460
   REA notes                            1,320            1,339
     Amount due within one year           (76)             (77)
     Net REA notes                      1,244            1,262
   American Falls bond guarantee       19,885           19,885
   Milner Dam note guarantee           11,700           11,700
    Unamortized premium/discount -
     net                               (1,090)          (1,330)
    Debt related to investments in
      affordable housing with
      rates ranging from 6.03% to
      8.59% due 2001 to 2011           58,724           64,063
     Amount due within one year        (8,697)          (9,697)
      Net affordable housing debt      50,027           54,366
   Other subsidiary debt                  798              771

      Total long-term debt            905,024  49      864,114  48

TOTAL CAPITALIZATION               $1,838,545 100   $1,789,991 100



    The accompanying notes are an integral part of these statements.


                           IDACORP, Inc.
            Consolidated Statements of Cash Flows

                                      Three Months Ended
                                          March 31,
                                      2001          2000
                                    (Thousands of Dollars)

OPERATING ACTIVITIES:
   Net income                       $ 34,770        $ 42,079
   Adjustments to reconcile net
     income to net cash provided
     by (used in) operating
     activities:
     Allowance for uncollectible
       accounts                       20,174               -
     Unrealized gains from
       energy marketing activities  (121,261)         (3,971)
     Gain on sale of asset                 -         (14,000)
     Depreciation and amortization    25,960          24,144
     Deferred taxes and investment
       tax credits                    62,307             182
     Accrued PCA costs               (59,710)          3,112
     Change in:
      Accounts receivable and
        prepayments                  (22,754)         (7,937)
      Accrued unbilled revenue        14,968           5,788
      Materials and supplies and
        fuel stock                    (3,827)         (1,272)
      Accounts payable               (47,700)        (18,523)
      Taxes accrued                  (31,666)         24,471
      Other current assets and
        liabilities                     (713)         (1,462)
     Other - net                       2,519          (5,681)
   Net cash provided by (used in)
     operating activities           (126,933)         46,930

INVESTING ACTIVITIES:
   Additions to property, plant
     and equipment                   (52,230)        (24,826)
   Investments in affordable
     housing projects                      -          (6,817)
   Proceeds from sale of asset             -          17,500
   Other - net                        (4,338)           (368)
     Net cash used in investing
       activities                    (56,568)        (14,511)

FINANCING ACTIVITIES:
   Proceeds from issuance of:
     First mortgage bonds            120,000               -
     Treasury stock acquired          (7,968)              -
     Long-term debt related to
       affordable housing projects         -           4,335
   Retirement of:
     Long-term debt related to
       affordable housing projects    (5,337)         (2,736)
     First mortgage bonds            (75,000)        (80,000)
   Dividends on common stock         (17,451)        (17,456)
   Increase (decrease) in short-
     term borrowings                  96,200          (7,828)
   Other - net                        (3,475)           (379)
     Net cash provided by (used
       in) financing activities      106,969        (104,064)

Net decrease in cash and cash
   equivalents                       (76,532)        (71,645)

Cash and cash equivalents at
   beginning of period               106,795         111,338

Cash and cash equivalents at end
   of period                        $ 30,263        $ 39,693

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
   Cash (received) paid during the
     period for:
     Income taxes                   $ (7,000)       $  2,424
     Interest (net of amount
       capitalized)                 $ 13,207        $ 16,075


    The accompanying notes are an integral part of these statements







                        IDACORP, Inc.
       Consolidated Statements of Comprehensive Income

                                                Three Months Ended
                                                      March 31,
                                                  2001        2000
                                               (Thousands of Dollars)

     NET INCOME                                  $34,770     $42,079

     OTHER COMPREHENSIVE INCOME (LOSS):
       Unrealized gains (losses) on securities
         (net of tax of ($1,081) and  $90)        (1,847)        138

     TOTAL COMPREHENSIVE INCOME                  $32,923     $42,217

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

IDACORP's other significant subsidiaries are:

     IDACORP Energy Services - natural gas marketing
     Ida-West Energy - independent power projects development and management
     IdaTech - developer of integrated fuel cell systems
     IDACORP Financial Services - affordable housing and other real estate investments
     Rocky Mountain Communications (RMC) - commercial and residential Internet service provider
     IDACOMM - provider of telecommunications services
     IDACORP Services - products and services for homes and businesses

Financial Statements
In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly its consolidated financial position as of March 31, 2001, and its consolidated results of operations for the three months ended March 31, 2001 and 2000 and consolidated cash flows for the three months ended
March 31, 2001 and 2000. These financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters that would be included in full year financial statements and therefore they should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended
December 31, 2000. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Planned Major Maintenance
The Company records repair and maintenance costs associated with planned major maintenance activities as these costs are incurred.

Regulatory Assets
IPC has $5.5 million of regulatory assets that are not earning a return. These assets are predominately related to reorganization costs and postretirement benefits, and have remaining amortization periods of less than five years.

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

Reclassifications
Certain items previously reported for periods prior to March
31, 2001 have been reclassified to conform with the current period's presentation. Net income and common stock equity were not affected by these reclassifications.

2.  INCOME TAXES

The Company's effective tax rate for the first three months decreased from 35.8 percent in 2000 to 33.2 percent in 2001.
Reconciliations between the statutory income tax rate and the effective rates are as follows (in thousands of dollars):

                               Three Months Ended March 31,
                                    2001              2000
                              Amount     Rate    Amount    Rate
Computed income taxes based
  on statutory federal
  income tax rate             $ 18,218   35.0%   $ 22,951  35.0%
Changes in taxes resulting
  from:
  Investment tax credits          (776)  (1.5)       (771) (1.2)
  Repair allowance                (700)  (1.3)       (700) (1.1)
  Pension expense                 (456)  (0.9)       (479) (0.7)
  State income taxes             2,272    4.4       2,993   4.6
  Depreciation                   1,823    3.5       1,693   2.6
  Affordable housing tax
    credits                     (3,070)  (5.9)     (2,539) (3.9)
  Preferred dividends of IPC       511    1.0         500   0.8
  Other                           (540)  (1.1)       (152) (0.3)
Total provision for federal
  and state income taxes      $ 17,282   33.2%   $ 23,496  35.8%


3.  PREFERRED STOCK OF IDAHO POWER COMPANY:

The number of shares of IPC preferred stock outstanding were as follows:

                                     March 31,     December 31,
                                        2001         2000
Cumulative, $100 par value:
  4% preferred stock (authorized      147,655      150,656
    215,000 shares)
  Serial preferred stock, 7.68%
    Series (authorized
    150,000 shares)                   150,000      150,000

Serial preferred stock, cumulative,
  without par value; total of
  3,000,000 shares authorized:
  7.07% Series, $100 stated value,
    (authorized 250,000 shares)       250,000      250,000
  Auction rate preferred stock,
    $100,000 stated value,
    (authorized 500 shares)               500          500

4.  FINANCING:

At March 31, 2001, IPC had regulatory authority to incur up to $500 million of short-term indebtedness. At March 31, 2001, IPC's short term borrowing totaled $128 million.

The Company has credit facilities established at both IPC and IDACORP. IPC has a $120 million multi-year revolving credit facility under which it pays a facility fee on the commitment, quarterly in arrears, based on IPC's First Mortgage Bond rating. IPC also established on April 27, 2001, a new 364-day credit facility for up to $165 million to help support its ongoing operations. Commercial paper may be issued subject to the regulatory maximum, and is supported by bank lines of credit of an equal amount.

IDACORP has separately established a $50 million three-year credit facility that expires in December 2001, and a $375 million 364-day credit facility that expires in March 2002.
Under these facilities IDACORP pays a facility fee on the commitment, quarterly in arrears, based on IPC's First
Mortgage Bond rating. Commercial paper may be issued up to the amounts supported by the bank credit facilities. At
March 31, 2001, short-term borrowing on these facilities totaled $89 million.

The Company currently has a $300.0 million shelf registration statement that can be used for the issuance of unsecured debt securities and preferred or common stock. At
March 31, 2001, none had been issued.

On March 23, 2000, IPC filed a $200.0 million shelf registration statement that could be used for First Mortgage Bonds (including medium term notes), unsecured debt, or preferred stock. On December 1, 2000, $80 million principal amount of Secured Medium Term Notes, Series C, 7.38% Series due 2007 were issued. Proceeds were used for the early redemption in January 2001 of the $75 million First
Mortgage Bonds 9.50% Series due 2021. On March 2, 2001, $120 million principal amount of Secured Medium Term
Notes, Series C, 6.60% Series due 2011 were issued, and proceeds from this issuance were used to reduce short-
term borrowing incurred in support of ongoing long-term
construction requirements.   At March 31, 2001, no amount
remained to be issued on this shelf.

5.  COMMITMENTS AND CONTINGENT LIABILITIES:

Commitments under contracts and purchase orders relating to IPC's program for construction and operation of facilities amounted to approximately $12.9 million at March 31, 2001. Additionally, Ida-West Energy has commitments totaling $33.1 million. The commitments are generally revocable by the Company subject to reimbursement of manufacturers' expenditures incurred and/or other termination charges.

From time to time the Company is party to various legal claims, actions, and complaints, certain of which may involve material amounts. Although the Company is unable to predict with certainty whether or not it will ultimately be successful in these legal proceedings, or, if not, what the impact might be, based upon the advice of legal counsel, management presently believes that disposition of these matters will not have a material adverse effect on the Company's financial position, results of operation, or cash flows.

IPC also has approximately $7 million in receivables from less-tahn-investment grade entities at March 31, 2001.

California Energy Situation
With regard to the Company's non-utility energy trading in the state of California, IPC in January 1999 entered into a Participation Agreement with the California Power Exchange (CalPX), a California non-profit public benefit corporation. The CalPX operates a wholesale electricity market in California by acting as a clearinghouse through which electricity is bought and sold. Pursuant to the Participation Agreement, IPC could sell power to the CalPX under the terms and conditions of the CalPX Tariff.

On January 18, 2001, the CalPX sent the Company an invoice for $2.2 million - a "default share invoice" - as a result of an alleged Southern California Edison (SCE) payment default of $214.5 million for power purchases. The Company made this payment. On January 24, 2001, the Company terminated the Participation Agreement with the CalPX. On February 8, 2001, the CalPX sent a further default share invoice for $5.2 million, due February 20, 2001, as a result of alleged payment defaults by SCE, Pacific Gas and Electric Company (PG&E), and others. However, because the CalPX owed the Company $11.3 million for power sold to the CalPX in November and December 2000, the Company did not pay the February 8 invoice.

The CalPX allocated the defaults of, among others, SCE and PG&E to the remaining participants based upon the level of trading activity of each participant during the preceding three-month period. The Company believes that the default invoices were not proper and that it owes no further amounts to the CalPX. The Company intends to pursue all available remedies in its efforts to collect amounts owed to it by the CalPX.

On February 20, 2001, the Company filed a petition with FERC to intervene in a proceeding which requests the FERC to suspend the use of the CalPX charge back methodology and provides for further FERC oversight in the CalPX's implementation of its default mitigation procedures.

A preliminary injunction has been granted by a Federal
Judge in the Federal District Court for the Central District of California enjoining the CalPX from declaring any CalPX participant in default under the terms of the CalPX Tariff. On March 9, 2001, the CalPX filed for Chapter 11 protection with the U.S. Bankruptcy Court, Central District of California.

In April 2001, PG&E filed for bankruptcy. The CalPX and California Independent System Operator (Cal ISO) were also creditors of PG&E. To the extent that PG&E's bankruptcy filing affects the collectibility of our receivables from the CalPX and Cal ISO our receivables from these entities are at greater risk.

IPC has retained California counsel to represent the Company's interests in the ongoing CalPX and PG&E bankruptcies and discontinued energy trading with California entities in December 2000.

At March 31, 2001, the CalPX and the Cal ISO owe $29 and $13 million respectively for energy sales made to them by IPC in November and December 2000. IPC has accrued a reserve of $44 million against these receivables balances and the $7 million of receivables from less-than-investment grade entities noted above.

These reserves were calculated taking into account the continued deterioration of the California energy markets and for the less-than-investment grade receivables, by using a model that estimates the probability of default and the estimated recovery amounts of such receivables.

6.  REGULATORY ISSUES:

Power Cost Adjustment (PCA)
IPC has a PCA mechanism that provides for annual adjustments to the rates IPC charges to Idaho retail customers. These adjustments, which take effect annually in May, are based on forecasts of net power supply expenses. During the year, the difference between actual and forecasted costs is deferred with interest. This balance of this deferral, called a true-up, is then included in the calculation of the next year's PCA adjustment.

In the 2001 PCA, the IPUC authorized IPC to recover approximately $168 million of costs through rate increases effective May 1, 2001, representing 74 percent of IPC's $227 million request. The increase reflects an average 31.6 percent increase to rates. The IPUC has deferred recovery of the remaining $59 million pending a formal hearing of issues involving IPC's operating and non-operating energy transactions. An expedited review process commenced May 10, 2001 and resolution is expected by August 23, 2001. The IPUC order does not address, and IPC is not accruing, a return on the deferred $59 million, but IPC has earned or paid a return on all previous PCA deferrals and intends to request a return on the deferred portion of this year's PCA. Although the Company is unable to predict the outcome of the IPUC's decision in this matter, the Company expects to be allowed recovery of the deferred $59 million.

Of the $227 million requested by IPC, $185 million related to the true-up of power supply costs incurred in the 2000-2001 PCA year and $42 million was for recovery of excess power supply costs forecasted in the 2001-2002 PCA year.
The forecast amount, however, underestimates expected power supply costs in light of current water and market conditions; reservoir water is lower than and electricity market prices are higher than the assumptions used in the forecast.

As part of the May 2001 PCA, the IPUC required IPC to implement a three-tiered rate structure for Idaho residential customers. The IPUC determined that the approved rates for residential customers should increase as a customer's electricity consumption increases. The residential rate increases are
14.4 percent for the first 800 kWh of usage, 28.8 percent for the next 1,200 kWh, and 62 percent for usage over 2,000 kWh.

Oregon
IPC filed an application with the OPUC to begin recovering extraordinary power supply costs in its Oregon jurisdiction.
On May 2, 2001, new rates went into effect that will recover
$0.8 million over the next year.


7.  DERIVATIVE FINANCIAL INSTRUMENTS:

The Company uses financial instruments such as commodity futures, forwards, options and swaps to manage exposure to commodity price risk in the electricity and natural gas markets. The objective of the Company's risk management program is to mitigate the risk associated with the purchase and sale of electricity and natural gas as well as to optimize its energy marketing portfolio. The accounting for derivative financial instruments that are used to manage risk is in accordance with the concepts established in Emerging Issues Task Force (EITF) 98-10, "Accounting for Contracts Involved in Energy Trading Activities," and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities."

Energy Trading Contracts
All contracts classified as energy trading contracts under the guidance provided by EITF 98-10 that have an open short or long position are marked to market and the resulting change in fair value from the previous period is reflected on the Consolidated Statement of Income in "Energy marketing revenues" for IDACORP and "Other Income-Energy marketing activities-net" for IPC. The same accounting treatment is applied for all energy trading contracts, regardless of whether they are anticipated to be physically scheduled for delivery or net settled. In the settlement month, of these contracts, the fair value is derecognized with the resulting change in fair value from the prior period booked as a gain or loss in income; the revenues or expenses resulting from settlement are booked in the current period as a gain or loss in current month income as well.

The fair value of positions recorded on the balance sheet is dependent on the prices and volatility of the energy markets. As such, these items on the balance sheet can fluctuate greatly without large changes in volumes or positions. Cash flows from energy trading contracts are recognized in the statement of cash flows as an operating activity.

Derivative Assets and Liabilities
The Company adopted SFAS 133, as amended, effective January 1, 2001. Contracts company-wide were evaluated based upon the SFAS No. 133 derivative definitions and requirements. Most of the Company's contracts that meet the derivative definition are the energy trading contracts that are already recorded at fair value under EITF 98-10 as discussed above. Most of the remaining energy contracts meet the definition of a normal purchase or sale as described in SFAS No. 138 and therefore are not considered derivatives. However, the Company has certain electricity contracts that are periodically net settled with the counterparty (booked out). Booking out of electricity contracts is a normal business transaction within the electrical utility industry, however the FASB and the Derivative Implementation Group (DIG) have interpreted that book outs do not qualify for the normal purchase and sales exclusion. Accordingly the fair market value of the booked out system electricity contracts has been established and recorded within the financial statements as Derivative Assets and Derivative Liabilities.

Such assets and liabilities at January 1 and March 31, 2001 are as follows:

           January 1, 2001     March 31, 2001
                      (in thousands)

Assets        $ 108,909           $128,304
Liabilities    (207,407)          (211,262)

Net           $ (98,498)          $(82,958)


The electricity contracts identified above are subject to IPC regulatory processes. Accordingly, SFAS No. 71,
"Accounting for the Effects of Certain Types of Regulation" allows the net amount of these Derivative Assets and Liabilities to be offset by regulatory assets or liabilities. The IPUC has granted approval of this use of SFAS No. 71 regulatory assets or liabilities in its Order
28661 issued March 12, 2001. IPC is closely monitoring and participating in the ongoing discussions with the FASB and DIG in regards to the accounting for derivatives.

As a result of the items discussed above, the Company's adoption of SFAS No. 133, as amended, did not have a material effect on its financial position, results of operations, or cash flows.

8.  INDUSTRY SEGMENT INFORMATION:

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

                      Utility    Energy                           Consolidated
                      Operations Marketing  Other     Eliminations   Total

                              (Thousands of Dollars)
Three months ended
  March 31, 2001
  Revenues            $  203,106 $   82,632 $   2,507  $   -      $  288,245
  Net income              13,681     23,184    (2,095)     -          34,770

Total assets at March
  31, 2001            $2,906,892 $  907,155 $ 187,352  $   -      $4,001,399



Three months ended
  March 31, 2000
  Revenues            $  170,523 $   11,253 $   4,497  $   -      $  186,273
  Net income              27,534      5,540     9,005      -          42,079

Total assets at
  December 31, 2000   $2,530,312 $1,312,045 $ 197,349  $   -      $4,039,706










               INDEPENDENT ACCOUNTANTS' REPORT

IDACORP, Inc.
Boise, Idaho

We have reviewed the accompanying consolidated balance sheet and statement of capitalization of IDACORP, Inc. and subsidiaries as of March 31, 2001, and the related consolidated statements of income, comprehensive income, and cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet and statement of capitalization of IDACORP, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of income, comprehensive income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated February 1, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet and statement of capitalization as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet and statement of capitalization from which it has been derived.



DELOITTE & TOUCHE LLP
Boise, Idaho
May 3, 2001






                     Idaho Power Company
              Consolidated Statements of Income

                                      Three Months Ended
                                           March 31,
                                     2001            2000
                                    (Thousands of Dollars)

REVENUES:
   General business                 $ 133,121       $ 123,213
   Off system sales                    55,249          35,925
   Other revenues                      11,946           7,195
     Total revenues                   200,316         166,333

EXPENSES:
   Operation:
     Purchased power                  125,287          12,890
     Fuel expense                      25,247          24,659
     Power cost adjustment            (58,246)          3,258
     Other                             37,466          35,236
   Maintenance                         11,681           9,010
   Depreciation                        20,952          19,887
   Taxes other than income taxes        5,235           5,427
      Total expenses                  167,622         110,367

INCOME FROM OPERATIONS                 32,694          55,966

OTHER INCOME:
   Allowance for equity funds used
     during construction                  225             456
   Energy marketing activities -
     Net                               38,125           7,724
   Other - Net                          4,788           4,726
      Total other income               43,138          12,906

INTEREST CHARGES:
   Interest on long-term debt          13,423          13,132
   Other interest                       2,216           1,478
    Allowance for borrowed funds
      used during construction         (1,164)           (487)
      Total interest charges           14,475          14,123

INCOME BEFORE INCOME TAXES             61,357          54,749

INCOME TAXES                           23,132          21,024

NET INCOME                             38,225          33,725
   Dividends on preferred stock         1,461           1,428

EARNINGS ON COMMON STOCK            $  36,764       $  32,297

    The accompanying notes are an integral part of these
                         statements.


                     Idaho Power Company
                 Consolidated Balance Sheets

                           Assets

                                     March  31,      December 31,
                                       2001              2000
                                    (Thousands of Dollars)

ELECTRIC PLANT:
   In service (at original cost)   $2,842,782       $2,799,874
   Accumulated provision for
     depreciation                  (1,163,037)      (1,142,572)
     In service - Net               1,679,745        1,657,302
   Construction work in progress      140,118          131,214
   Held for future use                  2,166            2,167

      Electric plant - Net          1,822,029        1,790,683

INVESTMENTS AND OTHER PROPERTY         19,767           21,884

CURRENT ASSETS:
   Cash and cash equivalents            9,774           83,494
    Receivables:
      Customer                        245,818          215,358
      Allowance for uncollectible
        accounts                      (43,253)         (23,079)
      Notes                             2,933            2,945
      Employee notes                    4,515            4,742
      Related parties                     391              311
      Other                             6,157            4,943
   Energy marketing assets            614,732          951,193
   Derivative assets                  128,304                -
   Taxes receivable                    21,359                -
   Accrued unbilled revenues           29,857           44,825
   Materials and supplies (at
     average cost)                     26,063           24,685
   Fuel stock (at average cost)         8,150            5,105
   Prepayments                         26,458           24,145
   Regulatory assets associated
     with income taxes                 12,823            8,672
   Regulatory assets - derivatives     40,455                -

      Total current assets          1,134,536        1,347,339

DEFERRED DEBITS:
   American Falls and Milner water
     rights                            31,585           31,585
   Company-owned life insurance        39,625           39,554
   Energy marketing assets - long-
     term                             127,657           43,556
   Regulatory assets associated
     with income taxes                202,462          204,880
   Regulatory assets - PCA            179,847          119,905
   Regulatory assets - long-term
     derivatives                       42,503                -
   Regulatory assets - other           44,055           45,750
   Other                               52,869           50,410

      Total deferred debits           720,603          535,640

      TOTAL                        $3,696,935       $3,695,546


    The accompanying notes are an integral part of these statements.



                     Idaho Power Company
                 Consolidated Balance Sheets

               Capitalization and Liabilities

                                     March 31,     December 31,
                                       2001           2000
                                    (Thousands of Dollars)
CAPITALIZATION:
   Common stock equity:
     Common stock, $2.50 par
      value (50,000,000 shares
      authorized; 37,612,351
      shares outstanding)           $    94,031     $   94,031
     Premium on capital stock           362,509        362,430
     Capital stock expense               (4,051)        (4,024)
     Retained earnings                  333,100        313,800
     Accumulated other
       comprehensive income (loss)       (2,768)          (921)

      Total common stock equity         782,821        765,316

   Preferred stock                      104,766        105,066

   Long-term debt                       854,199        808,977

      Total capitalization            1,741,786      1,679,359

CURRENT LIABILITIES:
   Long-term debt due within one
     year                                30,076         30,077
   Notes payable                        127,800         59,700
   Accounts payable                     201,618        250,673
   Notes and accounts payable to
     related parties                     29,491          4,212
   Energy marketing liabilities         526,951        944,643
   Derivative liabilities               168,759              -
   Taxes accrued                              -         12,983
   Interest accrued                      16,969         15,002
   Deferred income taxes                 12,823          8,672
   Other                                 17,078         19,066

      Total current liabilities       1,131,565      1,345,028

DEFERRED CREDITS:
   Regulatory liabilities
     associated with deferred
     investment tax credits              66,409         66,050
   Deferred income taxes                509,933        452,404
   Energy marketing liabilities -
     long-term                          102,425         46,769
   Derivative liabilities - long-
     term                                42,503              -
   Regulatory liabilities
     associated with income taxes        40,539         40,230
   Regulatory liabilities - other         4,668          4,621
   Other                                 57,107         61,085

      Total deferred credits            823,584        671,159

COMMITMENTS AND CONTINGENT
     LIABILITIES

      TOTAL                          $3,696,935     $3,695,546



    The accompanying notes are an integral part of these statements.


                     Idaho Power Company
          Consolidated Statements of Capitalization

                                  March 31,       December 31,
                                  2001     %    2000     %
                                   (Thousands of Dollars)
COMMON STOCK EQUITY:
   Common stock                  $   94,031        $   94,031
   Premium on capital stock         362,509           362,430
   Capital stock expense             (4,051)           (4,024)
   Retained earnings                333,100           313,800
   Accumulated other
     comprehensive income (loss)     (2,768)             (921)
      Total common stock equity     782,821  45       765,316  46

PREFERRED STOCK:
   4% preferred stock                14,766            15,066
   7.68% Series, serial
     preferred stock                 15,000            15,000
   7.07% Series, serial
     preferred stock                 25,000            25,000
   Auction rate preferred stock      50,000            50,000
      Total preferred stock         104,766   6       105,066   6

LONG-TERM DEBT:
   First mortgage bonds:
     6.93%  Series due 2001          30,000            30,000
     6.85%  Series due 2002          27,000            27,000
     6.40%  Series due 2003          80,000            80,000
     8   %  Series due 2004          50,000            50,000
     5.83%  Series due 2005          60,000            60,000
     7.38%  Series due 2007          80,000            80,000
     7.20%  Series due 2009          80,000            80,000
     6.60%  Series due 2011         120,000                 -
     Maturing 2021 through
       2031 with rates ranging
       from 7.5% to 9.52%           155,000           230,000
      Total first mortgage bonds    682,000           637,000
   Amount due within one year       (30,000)          (30,000)
      Net first mortgage bonds      652,000           607,000
   Pollution control revenue
     bonds:
     8.30% Series 1984 due 2014      49,800            49,800
     6.05% Series 1996A due 2026     68,100            68,100
     Variable Rate Series 1996B
       due 2026                      24,200            24,200
     Variable Rate Series 1996C
       due 2026                      24,000            24,000
     Variable Rate Series 2000
       due 2007                       4,360             4,360
      Total pollution control
        revenue bonds               170,460           170,460
   REA notes                          1,320             1,339
     Amount due within one year         (76)              (77)
      Net REA notes                   1,244             1,262
   American Falls bond guarantee     19,885            19,885
   Milner Dam note guarantee         11,700            11,700
   Unamortized premium/discount      (1,090)           (1,330)
     - Net

      Total long-term debt          854,199  49       808,977  48

TOTAL CAPITALIZATION             $1,741,786 100    $1,679,359 100


    The accompanying notes are an integral part of these statements.

                     Idaho Power Company
            Consolidated Statements of Cash Flows

                                       Three Months Ended
                                            March 31,
                                        2001         2000
                                          (Thousands of Dollars)

OPERATING ACTIVITIES:
   Net income                         $  38,225      $  33,725
   Adjustments to reconcile net
     income to net cash provided by
     (used in) operating activities:
     Allowance for uncollectible
       accounts                          20,174              -
     Unrealized gains from energy
       marketing activities            (109,676)        (4,223)
     Depreciation and amortization       23,236         22,638
     Deferred taxes and investment
       tax credits                       61,695            (34)
     Accrued PCA costs                  (59,710)         3,112
     Change in:
      Accounts receivable and
        prepayments                     (33,828)       (10,435)
      Accrued unbilled revenue           14,968          5,788
      Materials and supplies and fuel
        stock                            (4,423)          (484)
      Accounts payable                  (49,054)       (14,226)
      Taxes accrued                     (34,342)        22,041
      Other current assets and
        liabilities                         (21)        (2,483)
     Other - net                         (1,566)        (7,230)
   Net cash provided by (used in)
     operating activities              (134,322)        48,189

INVESTING ACTIVITIES:
   Additions to utility plant           (52,123)       (24,826)
   Net cash of affiliates
     transferred to parent                    -         (4,737)
   Other - net                               10            (39)
     Net cash used in investing
       activities                       (52,113)       (29,602)

FINANCING ACTIVITIES:
   Issuance of first mortgage bonds     120,000              -
   Retirement of first mortgage
     bonds                              (75,000)       (80,000)
   Dividends on common stock            (17,464)       (17,456)
   Dividends on preferred stock          (1,461)        (1,428)
   Increase (decrease) in short-term
     borrowings                          90,528         (8,017)
   Other - net                           (3,888)          (112)
     Net cash provided by (used in)
       financing activities             112,715       (107,013)

Net decrease in cash and cash
  equivalents                           (73,720)       (88,426)

Cash and cash equivalents at
  beginning of period                    83,494         95,038

Cash and cash equivalents at end of
  period                              $   9,774      $   6,612

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
   Cash paid during the period for:
     Income taxes                     $       -      $   2,424
     Interest (net of amount
       capitalized)                      11,960         16,026
   Net assets of affiliates
     transferred to parent                    -         22,090


    The accompanying notes are an integral part of these
                         statements.







                     Idaho Power Company
       Consolidated Statements of Comprehensive Income

                                          Three Months Ended
                                              March 31,
                                           2001        2000
                                            (Thousands of
                                               Dollars)

     NET INCOME                           $ 38,225     $ 33,725

     OTHER COMPREHENSIVE INCOME (LOSS):
       Unrealized gains (losses) on
         securities (net of tax ($1,081)
         and  $90)                          (1,847)         138

     TOTAL COMPREHENSIVE INCOME           $ 36,378     $ 33,863

    The accompanying notes are an integral part of these
                         statements








                     Idaho Power Company
       Notes to the Consolidated Financial Statements

On January 1, 2000 IPC's ownership interests in two subsidiaries were transferred to IDACORP at book value, total assets of $108 million and net assets of $22 million.

Except as modified below, the Notes to the Consolidated
Financial Statements of IDACORP also contained in this Form
10-Q are incorporated herein by reference insofar as they relate to IPC.

           Note 1 -  Summary of Significant  Accounting Policies
           Note 3 -  Preferred Stock of Idaho Power Company
           Note 4 -  Financing
           Note 5 -  Commitments and Contingent Liabilities
           Note 6 -  Regulatory Issues
           Note 7 -  Derivative Financial Instruments



2.   INCOME TAXES:

IPC's effective tax rate for the first three months decreased from 38.4 percent in 2000 to 37.8 percent in 2001.
Reconciliations between the statutory income tax rate and the effective rates are as follows (in thousands of dollars):

                               Three Months Ended March 31,
                                  2001              2000
                              Amount    Rate    Amount    Rate
Computed income taxes based
  on statutory federal income
  tax rate                    $ 21,475  35.0%   $ 19,162  35.0%
Changes in taxes resulting
  from:
  Investment tax credits          (776) (1.3)       (771) (1.4)
  Repair allowance                (700) (1.1)       (700) (1.3)
  Pension expense                 (456) (0.7)       (479) (0.9)
  State income taxes             2,607   4.3       2,508   4.6
  Depreciation                   1,823   3.0       1,693   3.1
  Other                           (841) (1.4)       (389) (0.7)
Total provision for federal
  and state income taxes      $ 23,132  37.8%   $ 21,024  38.4%



8.   INDUSTRY SEGMENT INFORMATION:

The Company has identified two reportable operating segments, Utility Operations and Energy Marketing. The Utility Operations segment has two primary sources of income, the regulated operations of IPC and income from Bridger Coal Company, an unconsolidated joint venture also subject to regulation. IPC's regulated operations include the generation, transmission, distribution purchase and sale of electricity. Energy marketing consists of the Company's unregulated electricity marketing operations.

The following table summarizes IPC's segment information and reconciles this information to total enterprise amounts:


                   Utility    Energy                            Consolidated
                   Operations Marketing   Other     Eliminations   Total
                              (Thousands of Dollars)
Three months ended
  March 31, 2001
  Revenues         $  200,316 $        -  $      -  $     -      $  200,316
  Net income           15,141     23,098       (14)       -          38,225

Total assets at
March 31, 2001     $2,906,892 $  786,807  $  3,236  $     -      $3,696,935



Three months ended
  March 31, 2000
  Revenues         $  166,333 $        -  $      -  $     -      $  166,333
  Net income           28,962      4,763         -        -          33,725

Total assets at
  December 31,2000 $2,530,312 $1,162,059  $  3,175  $     -      $3,695,546






               INDEPENDENT ACCOUNTANTS' REPORT

Idaho Power Company
Boise, Idaho

We have reviewed the accompanying consolidated balance sheet and statement of capitalization of Idaho Power Company and subsidiaries as of March 31, 2001, and the related consolidated statements of income, comprehensive income, and cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet and statement of capitalization of Idaho Power Company and subsidiaries as of December 31, 2000, and the related consolidated statements of income, comprehensive income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated February 1, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet and statement of capitalization as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet and statement of capitalization from which it has been derived.



DELOITTE & TOUCHE LLP
Boise, Idaho
May 3, 2001




Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERTIONS

In Management's Discussion and Analysis we explain the general financial condition and results of operations for IDACORP, Inc. and subsidiaries (IDACORP or the Company) and for Idaho Power Company and subsidiaries (IPC). IDACORP is a holding company formed in 1998 as the parent of IPC and several other entities.

IPC is an electric utility with a service territory covering over 20,000 square miles in southern Idaho and eastern Oregon. IPC also conducts electricity marketing and trading operations, and is the parent of Idaho Energy Resources, Co., a joint venturer in Bridger Coal Company, which supplies coal to IPC's Jim Bridger generating plant.

IDACORP's other significant operating subsidiaries are:
  IDACORP Energy Services - natural gas marketing
  Ida-West Energy - independent power projects development and management
  IdaTech - developer of integrated fuel cell systems
  IDACORP Financial Services - affordable housing and other real estate investments
  Rocky Mountain Communications (RMC) - commercial and residential Internet service provider
  IDACOMM - provider of telecommunications services
  IDACORP Services -  products and services for homes and businesses

Except where we indicate otherwise, this discussion explains the material changes in results of operations and the financial condition of both IDACORP and IPC. This MD&A should be read in conjunction with the accompanying consolidated financial statements of both IDACORP and IPC.

This discussion updates our MD&A included in our Annual
Report on Form 10-K for the year ended December 31, 2000.
This discussion should be read in conjunction with the discussion in the annual report.

FORWARD-LOOKING INFORMATION:

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (Reform Act), we are hereby filing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company and IPC in this quarterly report on Form 10-Q, in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "will likely result," "will continue," or similar expressions) are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions, and uncertainties and are qualified in their entirety by reference to, and are accompanied by, the following important factors, which are difficult to predict, contain uncertainties, are beyond our control and may cause actual results to differ materially from those contained in forward-looking statements:

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

Any forward-looking statement speaks only as of the date on which such statement is made. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of any such factor on the business, or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

RESULTS OF OPERATIONS

In this section we discuss the factors that affected our earnings, beginning with a general overview, then discussing results for each of our operating segments.

Earnings per share     2001      2000
  Electric utility   $   0.37    0.73
  Marketing              0.62    0.15
  Other                 (0.06)   0.24
Total                $   0.93    1.12

EPS from utility operations decreased due to increased power supply costs resulting from a decline in hydroelectric generating conditions and increased market prices for purchased power. These increased costs are partially offset by increased general business revenues resulting from rate increases, customer growth and weather conditions, and the deferral of expenses related to our power cost adjustment mechanism.

Our net income from energy marketing activities increased
$18 million in the first quarter of 2001, reflecting the expansion of marketing activities in terms of both volume and geographic area.

EPS from IDACORP's other businesses decreased due to the sale of our Hermiston project in 2000, which contributed approximately $0.22 per share in 2000 and due to increased losses at IdaTech and RMC.

Utility Operations
This section discusses IPC's utility operations, which are subject to regulation by, among others, the state regulatory commissions of Idaho, Oregon, Nevada and the FERC.

General Business Revenue
The following table presents IPC's general business revenue for the quarters ended March 31, 2001 and 2000:

                             $ in thousands       MWH (in thousands)
                            2001       2000         2001      2000
Residential                 $ 69,734   $ 60,862     1,349     1,238
Commercial (including
  street lighting)            32,714     30,089       834       811
Industrial                    30,533     31,708     1,064     1,269
Irrigation                       148        554         2        12
 Total                      $133,121   $123,213     3,248     3,331


Our general business revenue is dependent on many factors, including the number of customers we serve, the rates we charge, and economic and weather conditions. The change in revenues in 2001 is due primarily to the following:
     our annual power cost adjustment increased average rates from customers subject to the PCA by 7.1 percent, resulting in increased revenues of $7 million. We discuss the PCA in more detail below in "Regulatory Issues - PCA."
     population growth in our service territory increased our customer count by 2.6 percent, resulting in a $2 million increase in revenues.
     colder weather increased sales to residential customers by $4 million. Heating degree-days, a common measure used in the utility industry to analyze demand, were above 2000 levels by 14.5 percent.
     the changes in contract provisions with certain large industrial customers decreased revenues $3 million.


Off-system sales
Off-system sales consist primarily of long-term sales contracts and opportunity sales of surplus system energy.
The increase in 2001 is due to substantial increases in electricity prices in the IPC region, offset by the decreased availability of excess energy due to poor hydroelectric generating conditions.

$ (in thousands)     MWHs (in thousands)    Revenue per MWH
  2001     2000          2001    2000        2001      2000
$55,249  $35,925          495   1,544       $111.64   $23.27

Power Supply
Power supply components of income from operations include off-system sales (described above) and purchased power, fuel, and PCA expenses (analyzed below).

The impact of the changes in net power supply costs was an increase in power supply expense of $32 million in 2001.
The PCA adjustment is not designed to fully mitigate the effect of fluctuations in net power supply costs, and is applicable only to Idaho customers.

Purchased power

    $ (in thousands)    MWHs (in thousands)     Cost per MWH
      2001     2000        2001     2000         2001    2000
    $125,287  $12,890       579      300       $216.39  $42.96


Purchased power expenses increased $112 million in 2001, due primarily to an increase of over 400 percent in the average cost per MWH purchased, and a 93 percent increase in MWHs purchased. The price increases are the result of the volatile western United States electricity markets.
Purchase power volumes have increased because poor hydroelectric generating conditions have reduced hydro generation by 1.3 million MWH.

Fuel expense
Fuel expenses were essentially unchanged from 2000, as generation at our coal-fired plants was also essentially unchanged.

                    Thermal MWHs generated
$ (in thousands)        (in thousands)
 2001     2000           2001      2000
$25,247  $24,659         1,951     1,960


PCA
The PCA decreased expenses $62 million. The PCA expense component is related to our PCA regulatory mechanism, which increases expense when actual power supply costs are below the costs forecasted in the annual PCA filing, and decreases expense when actual power supply costs are above the forecast. In 2001, actual power supply costs have been significantly greater than forecasted, resulting in a large PCA credit. We discuss the PCA in more detail below in "Regulatory Issues - PCA."

Other expenses
Other operating and maintenance expenses increased $5 million due primarily to $2.7 million in maintenance at the Company's thermal and distribution operations, and $2.0 million of customer expenses, primarily for our new customer information system.

Energy Marketing
Energy marketing revenues increased $71 million in 2001 due primarily to increased marketing activity and increased prices in the energy markets. These increases reflect the expansion of the marketing activities in both volume and geographic reach. Power marketing volumes increased by 39 percent over the prior year, primarily attributable to expansion into markets in Canada and the midwestern and southwestern United States. Energy marketing is now doing business in twenty states and two Canadian provinces.

Energy marketing expenses increased $42 million in 2001, due primarily to $20 million in reserves recorded in 2001 related to trading activities conducted with California entities in 2000. In addition, we recorded $11 million of expenses related to our exposure to losses from non-California trading counterparties, and a $10 million increase in general and administrative costs.

We discuss the ongoing California energy situation, including its effect on operations and liquidity, below in "California
Energy Situation."

Other Diversified Operations
Other diversified operations include the results of operations of IDACORP's diversified subsidiaries, including
Ida-West Energy, IdaTech, IDACORP Financial Services,
RMC, and IDACORP Services.

Revenues
Revenues from other diversified operations decreased $2 million, due to a $4 million reduction resulting from the sale of Applied Power Company (APC) in January 2001, offset by $2 million in revenues at RMC, which we acquired in August 2000.

Expenses
Other diversified operating expenses increased due to $3 million of expenses at RMC, which was acquired in August 2000, and $2 million from increased production activities at IdaTech, our fuel cell technology subsidiary.
These increases were offset by a $4 million decrease resulting from the sale of APC in January 2001.

Other Income
IDACORP's other income decreased for the quarter because in 2000 we recorded a pre-tax gain of $14 million on the sale of our interest in the Hermiston Power Project, a 536-MW, gas-fired cogeneration project located near Hermiston, Oregon.

Income Taxes
Income taxes decreased for the quarter, due primarily to the decreases in net income before taxes. IDACORP's income taxes were also affected by an increase in tax credits from affordable housing projects.

LIQUIDITY AND CAPITAL RESOURCES:

Cash Flow
Our net cash used by operations totaled $127 million for the quarter ended March 31, 2001. Significant factors affecting cash flows include:
     the growth in our PCA regulatory asset balance, reflecting increased power supply expenditures that we have not yet recovered through PCA rate adjustments. Recovery of this regulatory asset commenced in May
     2001 (see PCA discussion below);
     payments to energy trading counterparties exceeded receipts due to unpaid receivables from the CalPX and Cal ISO and other California-based entities;
     increased margin deposit requirements established for our energy marketing business;
     net power supply costs absorbed by the Company and not recovered under the PCA mechanism.

We anticipate that our cash flows from operations will be positively affected when we begin realizing increased revenues from the May 2001 PCA adjustment (see "PCA" below). However, we also expect that poor water conditions and high wholesale energy prices in the Northwest will result in power supply costs that continue to exceed the amounts we are recovering in rates in the 2001-2002 PCA rate year. These conditions could have an adverse effect on our operating cash flows and require additional short-term borrowing or other financing options.

Working Capital
The change in Customer Receivables and Accounts Payable is attributed primarily to trading volumes and prices on settled energy trading contracts. Accounts Payable also decreased due to an incentive accrual of $19 million at December 31, 2000 that was paid in the first quarter of 2001. The increase in the Allowance for Uncollectible Accounts of $20 million is due to additional reserves against settled energy trading contracts related to trading activities in the California markets.

The net income in current Energy Marketing Assets over Energy
Marketing Liabilities, is attributed to changes in unrealized gains recorded at March 31, 2001.

The remaining changes in working capital are attributed to timing and normal business activity.

Cash Expenditures
We forecast that internal cash generation after dividends will provide approximately 34 percent of total capital requirements in 2001 and 109 percent during the four-year period 2002-2005. We expect to finance our utility construction programs and other capital requirements with both internally generated funds and, to the extent necessary, externally financed capital.

Financing Program
At March 31, 2001, IPC had regulatory authority to incur up to $500 million of short-term indebtedness. At March 31, 2001, IPC's short term borrowing totaled $128 million.

We have credit facilities established at both IPC and IDACORP. IPC has a $120 million multi-year revolving credit facility under which we pay a facility fee on the commitment, quarterly in arrears, based on IPC's First Mortgage Bond rating. We also established on April 27, 2001, a new 364-day credit facility for up to $165 million to help support IPC's ongoing operations. Commercial paper may be issued subject to the regulatory maximum, and is supported by bank lines of credit of an equal amount.

IDACORP has separately established a $50 million three-year credit facility that expires in December 2001, and a $375 million 364-day credit facility that expires in March 2002.
Under these facilities we pay a facility fee on the commitment, quarterly in arrears, based on IPC's First
Mortgage Bond rating. Commercial paper may be issued up to the amounts supported by the bank credit facilities. At
March 31, 2001, short-term borrowing on these facilities totaled $89 million.

IDACORP currently has a $300 million shelf registration statement that can be used for the issuance of unsecured debt securities (including medium-term notes) and preferred or common stock. At March 31, 2001 none had been issued.

In March 2000 IPC filed a $200 million shelf-registration statement that could be used for both first mortgage bonds (including medium-term notes), unsecured debt or preferred stock. In December 2000, $80 million of Secured Medium Term Notes were issued by IPC. Proceeds from this issuance were used in early January 2001 for the early redemption of $75 million of First Mortgage Bonds originally due in 2021. In March 2001, $120 million of Secured Medium Term Notes were issued by IPC. Proceeds were used to reduce short-term borrowing incurred in support of ongoing long-term construction requirements. At March 31, 2001, no amount remained to be issued on this shelf.

OTHER MATTERS:

Regulatory Issues:

Power Cost Adjustment (PCA)
IPC has a PCA mechanism that provides for annual adjustments to the rates we charge to our Idaho retail customers. These adjustments, which take effect annually in May, are based on forecasts of net power supply expenses. During the year, the difference between actual and forecasted costs is deferred with interest. This balance of this deferral, called a true-up, is then included in the calculation of the next year's PCA adjustment.

In the 2001 PCA, the IPUC authorized IPC to recover approximately $168 million of costs through rate increases effective May 1, 2001, representing 74 percent of IPC's $227 million request. The increase reflects an average 31.6 percent increase to rates. The IPUC has deferred recovery of the remaining $59 million pending a formal hearing of issues involving IPC's operating and non-operating energy transactions. An expedited review process commenced May 10, 2001 and resolution is expected by August 23, 2001. The IPUC order does not address, and IPC is not accruing, a return on the deferred $59 million, but IPC has earned or paid a return on all previous PCA deferrals and intends to request a return on the deferred portion of this year's PCA. Although we are unable to predict the outcome of the IPUC's decision in this matter, we expect to be allowed recovery of the deferred $59 million.

Of the $227 million requested by IPC, $185 million related to the true-up of power supply costs incurred in the 2000-2001 PCA year and $42 million was for recovery of excess power supply costs forecasted in the 2001-2002 PCA year.
The forecast amount, however, underestimates expected power supply costs in light of current water and market conditions; reservoir water is lower than and electricity market prices are higher than the assumptions used in the forecast.

As part of the May 2001 PCA, the IPUC required IPC to implement a three-tiered rate structure for Idaho residential customers. The IPUC determined that the approved rates for residential customers should increase as a customer's electricity consumption increases. The residential rate increases are
14.4 percent for the first 800 kWh of usage, 28.8 percent for the next 1,200 kWh, and 62 percent for usage over 2,000 kWh.

Oregon
IPC filed an application with the OPUC to begin recovering extraordinary power supply costs in its Oregon jurisdiction.
On May 2, 2001, new rates went into effect that will recover
$0.8 million over the next year.

New Idaho Legislation
Idaho Senate Bill No. 1255, chapter 15, title 61, Idaho Code (the "Act"), was signed into law on April 10, 2001. It authorizes the IPUC to allow public utilities or their assignees to issue energy cost recovery bonds to finance, among other things, significant increases in the cost of electricity resulting from shortfalls in available hydroelectric power for which higher-cost replacement power must be substituted. The legislative intent of the Act is to provide utilities with a mechanism for recovery of these increased costs while leveling the rate impact of such increases on the utilities' customers. Energy cost recovery bonds must have an expected maturity date no later than five years after issuance and a legal maturity date no later than seven years after issuance.

Under the Act, the IPUC may issue an energy cost financing order in favor of the utility, pursuant to which a charge, known as an energy cost bond charge, would be included on the bills of the utility's Idaho customers. The Act requires the energy cost bond charge to remain in effect until the energy cost recovery bonds are paid in full. In addition, the charge is subject to periodic adjustment to ensure the timely payment of principal and interest on the energy cost recovery bonds and the recovery of certain related expenses.

An energy cost financing order creates energy cost property, which includes the right to receive revenues arising from the energy cost bond charge. Energy cost property may be sold or otherwise transferred to, among others, the assignee of the public utility that issues energy cost recovery bonds, and it may be pledged as security for such bonds.

The Act requires that, before it issues an energy cost financing order, the IPUC must find that the public interest would be better served if increased costs reflected in a fuel or power cost adjustment and related expenses were recovered through the issuance of energy cost recovery bonds than if these amounts were recovered over a one-year period assuming a conventional financing.

California Energy Situation
With regard to our non-utility energy trading in the state of California, IPC in January 1999 entered into a Participation Agreement with the California Power Exchange (CalPX), a California non-profit public benefit corporation. The CalPX operates a wholesale electricity market in California by acting as a clearinghouse through which electricity is bought and sold. Pursuant to the Participation Agreement, IPC could sell power to the CalPX under the terms and conditions of the CalPX Tariff.

On January 18, 2001, the CalPX sent us an invoice for $2.2 million - a "default share invoice" - as a result of an alleged Southern California Edison (SCE) payment default of $214.5 million for power purchases. We made this payment.
On January 24, 2001, we terminated our Participation Agreement with the CalPX. On February 8, 2001, the CalPX sent a further default share invoice for $5.2 million, due February 20, 2001, as a result of alleged payment defaults by SCE and Pacific Gas and Electric Company (PG&E), and others. However, becasue the CalPX owed us $11.3 million for power sold to the CalPX in November and December 2000, we did not pay the February 8 invoice.

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

On February 20, 2001, we filed a petition with FERC to intervene in a proceeding which requests the FERC to suspend the use of the CalPX charge back methodology and provides for further FERC oversight in the CalPX's implementation of its default mitigation procedures.

A preliminary injunction has been granted by a Federal
Judge in the Federal District Court for the Central District of California enjoining the CalPX from declaring any CalPX participant in default under the terms of the CalPX Tariff. On March 9,2001, the CalPX filed for Chapter 11 protection with the U.S. Bankruptcy Court, Central District of California.

In April 2001, PG&E filed for bankruptcy. The CalPX and California Independent System Operator (Cal ISO) were also creditors of PG&E.
To the extent that PG&E's bankruptcy filing affects the collectibility of our receivables from the CalPX and Cal ISO our receivables from these entities are at greater risk.

IPC has retained California counsel to represent the Company's interests in the ongoing CalPX and PG&E bankruptcies and discountinued energy trading with California entities in December 2000.

At March 31, 2001, the CalPX and Cal ISO owe $29 million and
$13 million respectively for energy sales made to them by IPC in November and December 2000. IPC has accrued a reserve of $44 million against these receivable balances and $7 million of receivables from other less-than-investment grade entities.

These reserves were calculated taking into account the continued deterioration of the California energy markets and for the less-than-investment grade receivables, by using a model that estimates the probability of default and the estimated recovery amounts of such receivables.

Based on the reserves that we have recorded as of March 31, 2001, we believe that the future collectibility of these receivables would not have a significant adverse impact on operations or liquidity.

Energy Marketing
When buying and selling energy, the high volatility of energy prices can have a significant impact on profitability. Also, counterparty creditworthiness is key to ensuring that transactions entered into withstand dramatic market fluctuations. To manage these risks while implementing our business strategy, the Company has a Risk
Management Committee, comprised of Company officers, to oversee the risk management program as defined in the risk management policy. The program is intended to minimize fluctuations in earnings while managing the volatility of energy prices by mitigating commodity price risk, credit risk, and other risks related to the energy trading business.

The aggregate potential daily loss in earnings from our energy trading activity as of March 31, 2001 is estimated to be $4.4 million at a 95 percent confidence interval and for a holding period of one business day (common industry parameters). This potential loss in earnings was estimated using an analytic value-at-risk methodology. This methodology computes value-at-risk based upon market prices for futures and option-implied volatilities as of March 31, 2001. The value-at-risk is understood to be a statistical calculation of potential loss and not a forecast of expected loss and as such, is not guaranteed to occur. The confidence level and holding period imply that there is a five percent chance that the daily loss could exceed $4.4 million.

The primary factors causing the increase in our value-at-risk since December 31, 2000 are increases in electricity and natural gas prices and volatility since the beginning of the year. The daily value-at-risk estimate is managed within acceptable limits and is reported daily to the Risk Management Committee.

In August 2000 IPC submitted an application to the IPUC to move our non-operating electricity marketing activity to another IDACORP subsidiary, IDACORP Energy (IES). These non-operating transactions do not involve sales from IPC's resources and are not related to system reliability.

The IPUC approved this application but has since indicated a desire to review some of the previously approved formulas for pricing transactions between IES and IPC. We expect that hearings will be scheduled for this summer 2001.

IPC and IES filed a joint application with the FERC to obtain market-based pricing authority for IES. The FERC, with one modification, accepted for filing IES's request. The proposed rate schedules were made effective as of April 28, 2001.
The FERC required IES and IPC to modify the proposed transfer pricing for real-time transactions between IPC and IES. We will file our concurrence with the Commission order, including compliance with the real-time pricing adjustment, on May 14, 2001.


Power supply and demand management
Our utility operations are being affected by the electricity market and generation conditions in the western United
States. The tremendous increase in prices for purchased power, along with increasing demand and reduced hydroelectric generation, have combined to produce substantial increases in our costs to supply power.

We monitor the effect of streamflow conditions on Brownlee
Reservoir, the water source for our three Hells Canyon hydroelectric facilities. In a typical year, these three projects combine to produce about half of our generated electricity. Inflows into Brownlee result from a combination of precipitation, storage and ground water conditions. The current mountain snowpack above Brownlee was at 32 percent of normal at May 10, 2001 and our most recent forecast for inflows into Brownlee during the April-
July runoff period is 2.2 million acre-feet (MAF). This compares to the 73-year median of 5.0 MAF and last year's
4.4 MAF.  Hydro generation on IPC's system decreased 47
percent or 1.3 million MWH in the first quarter of 2001 compared to 2000 because of these poor generating conditions. These conditions are expected to continue through this water year.

These conditions have set in motion a number of programs to decrease our reliance on expensive wholesale power. These programs are designed to reduce overall energy use, decrease peak demand levels, and increase generation within our service territory. Significant programs include the following:

     IPC filed to site a 90-MW simple-cycle, natural gas-fired combustion turbine near Mountain Home, Idaho, targeting completion in August 2001. IPC is also in the process of installing 25 temporary generators at various locations in Boise. These generators, which will be on-site until November 2001, will supply 40 MW during the summer peak usage.

     The IPUC approved a two-year agreement through which IPC will compensate its largest industrial customer, Astaris, for reducing its load by 50 MW. The load reduction, effective in April 2001, should provide IPC an additional 300,000 MWHs in 2001.

     In March 2001, the IPUC and OPUC approved a program that compensates large customers who voluntarily reduce load by at least one MW when requested to do so by IPC.

     The IPUC and OPUC have also approved a program that compensates irrigation customers capable of reducing usage by at least 100 MWh. The program is projected to reduce usage by 500,000 MWh, more than 25 percent of normal irrigation load.

     As part of the May 2001 PCA discussed above, the IPUC required IPC to implement a tiered rate structure for Idaho residential customers. This rate structure increases rates as a customer's usage increases.

     IPC is also studying residential and commercial conservation programs, e.g. fluorescent light bulbs, AC heat pump servicing, and methods of funding such programs.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
      MARKET RISK

The information required by this item is included in Item 2
"Management's Discussion and Analysis of Financial Condition and Results of Operations" under "Other Matters - Energy
Marketing".

                 PART II - OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds

On November 6, 2000, IDACORP issued $154,500 shares of common stock to certain key shareholder of Rocky Mountain Communications in connection with IDACORP'S acquisition of Rocky Mountain Communications. The IDACORP stock was issued in exchange for 3,047,453 shares of common stock of Rocky Mountain Communications held by these shareholders. The issuance of the shares was exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. The transaction involved fewer than 35 purchasers, information was provided to such purchasers as required by Regulation D, and the applicable form was filed with the Commission.

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

*3(b)        1-3198         3(c)        By-laws of IPC amended on September
             Form 10-Q                  9, 1999, and presently in effect.
             for 9/30/99

*3(c)        33-56071       3(d)        Articles of Share Exchange, as  filed
                                        with  the Secretary of State of Idaho
                                        on September 29, 1998.

*3(d)        333-64737      3.1         Articles of Incorporation of IDACORP,
                                        Inc.

*3(e)        333-64737      3.2         Articles of Amendment to Articles  of
                                        Incorporation  of  IDACORP,  Inc.  as
                                        filed with the Secretary of State  of
                                        Idaho on March 9, 1998.

*3(f)        333-00139      3(b)        Articles of Amendment to Articles  of
                                        Incorporation   of   IDACORP,    Inc.
                                        creating  A  Series Preferred  Stock,
                                        without par value, as filed with  the
                                        Secretary  of  State  of   Idaho   on
                                        September 17, 1998.

*3(g)        1-14465        3(c)        Amended Bylaws of IDACORP, Inc. as of
             Form 10-Q                  July 8, 1999.
             for 6/30/99

*4(a)(i)     2-3413         B-2         Mortgage and Deed of Trust, dated  as
                                        of  October 1, 1937, between IPC  and
                                        Bankers Trust Company and R. G. Page,
                                        as Trustees.

*4(a)(ii)                               IPC   Supplemental   Indentures to
                                        Mortgage and Deed of Trust:
                                        Number          Dated
             1-MD           B-2-a       First           July 1, 1939
             2-5395         7-a-3       Second          November 15, 1943
             2-7237         7-a-4       Third           February 1, 1947
             2-7502         7-a-5       Fourth          May 1, 1948
             2-8398         7-a-6       Fifth           November 1, 1949
             2-8973         7-a-7       Sixth           October 1, 1951
             2-12941        2-C-8       Seventh         January 1, 1957
             2-13688        4-J         Eighth          July 15, 1957
             2-13689        4-K         Ninth           November 15, 1957
             2-14245        4-L         Tenth           April 1, 1958
             2-14366        2-L         Eleventh        October 15, 1958
             2-14935        4-N         Twelfth         May 15, 1959
             2-18976        4-O         Thirteenth      November 15, 1960
             2-18977        4-Q         Fourteenth      November 1, 1961
             2-22988        4-B-16      Fifteenth       September 15, 1964
             2-24578        4-B-17      Sixteenth       April 1, 1966
             2-25479        4-B-18      Seventeenth     October 1, 1966
             2-45260        2(c)        Eighteenth      September 1, 1972
             2-49854        2(c)        Nineteenth      January 15, 1974
             2-51722        2(c)(i)     Twentieth       August 1, 1974
             2-51722        2(c)(ii)    Twenty-first    October 15, 1974
             2-57374        2(c)        Twenty-second   November 15, 1976
             2-62035        2(c)        Twenty-third    August 15, 1978
             33-34222       4(d)(iii)   Twenty-fourth   September 1, 1979
             33-34222       4(d)(iv)    Twenty-fifth    November 1, 1981
             33-34222       4(d)(v)     Twenty-sixth    May 1, 1982
             33-34222       4(d)(vi)    Twenty-seventh  May 1, 1986
             33-00440       4(c)(iv)    Twenty-eighth   June 30, 1989
             33-34222       4(d)(vii)   Twenty-ninth    January 1, 1990
             33-65720       4(d)(iii)   Thirtieth       January 1, 1991
             33-65720       4(d)(iv)    Thirty-first    August 15, 1991
             33-65720       4(d)(v)     Thirty-second   March 15, 1992
             33-65720       4(d)(vi)    Thirty-third    April 1, 1993
             1-3198         4           Thirty-fourth   December 1, 1993
             Form 8-K
             Dated 12/17/93
             1-3198         4           Thirty-fifth    November 1, 2000
             Form 8-K
             Dated 11/21/0


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
             Form 8-K                   September 10, 1998, between IDACORP,
             dated                      Inc. and the Bank of New York as
             September 15,              Rights Agent.
             1998

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
                                        1999.

*10(h)(v)1   14465          10(e)       IDACORP, Inc. Non-Employee Directors
             Form 10-Q                  Stock Compensation Plan as of May 17,
             for 6/30/99                1999.

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

12(e) Statement Re: Computation of Supplemental Ratio of Earnings to Fixed Charges. (IPC)

12(f) Statement Re: Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements.
                                        (IPC)

12(g) Statement Re: Computation of Supplemental Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements. (IPC)

15                                      Letter Re:  Unaudited Interim
                                        Financial information.

21                                      Subsidiaries of IDACORP, Inc. and
                                        IPC.


1 Compensatory plan





 (b) Reports on Form 8-K. The following reports on Form 8-K were filed for the three months ended March 31, 2001.

       Items Reported           Date of Report     Filed By

 Item 5 - Other events and
          FD disclosure and     February 23, 2001  IPC and IDACORP, Inc.
 Item 7 - Financial statements
          and exhibits

 Item 7 - Financial statements
          and exhibits          February 28, 2001  IDACORP, Inc.



 *   Previously filed and Incorporated herein by Reference.





                         SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    IDACORP, Inc.
                                    (Registrant)

 Date    May 15, 2001  By:    /s/   J LaMont Keen
                                    J LaMont Keen
                                    Senior Vice President
                                    Administration
                                    and Chief Financial Officer
                                    (Principal Financial Officer)

 Date    May 15, 2001  By:    /s/   Darrel T Anderson
                                    Darrel T Anderson
                                    Vice President-Finance
                                    and Treasurer
                                    (Principal Accounting Officer)





                         SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    IDAHO POWER COMPANY
                                    (Registrant)

 Date    May 15, 2001  By:   /s/    J LaMont Keen
                                    J LaMont Keen
                                    Senior Vice President
                                    Administration
                                    and Chief Financial Officer
                                    (Principal Financial Officer)

 Date    May 15, 2001  By:   /s/    Darrel T Anderson
                                    Darrel T Anderson
                                    Vice President-Finance
                                    and Treasurer
                                    (Principal Accounting Officer)