Form 10-Q
period 2002-03-31
IDACORP INC
filed 2002-05-15
CIK 1057877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                  Washington, D. C.  20549

                          FORM 10-Q

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2002

                             OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

          For the transition period from          to

                  Exact name of registrant as
                           specified
                    in its charter, state of
                  incorporation, address of         I.R.S.Employer
Commission      principal executive offices,        Identification
File Number          and telephone number              Number

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

                     Yes   X    No  ___

Number of shares of Common Stock outstanding as of March 31, 2002: 37,593,770



                          GLOSSARY

AFDC         - Allowance for Funds used During Construction
APB          - Accounting Principles Board
APC          - Applied Power Company
BPA          - Bonneville Power Administration
Cal ISO      - California Independent System Operator
CalPX        - California Power Exchange
CSPP         - Cogeneration and Small Power Production
DIG          - Derivatives Implementation Group
DSM          - Demand-Side Management
EITF         - Emerging Issues Task Force
EPA          - Environmental Protection Agency
EPS          - Earning per share
FASB         - Financial Accounting Standards Board
FERC         - Federal Energy Regulatory Commission
FPA          - Federal Power Act
Ida-West     - Ida-West Energy
IE           - IDACORP Energy
IFS          - IDACORP Financial Services
IPC          - Idaho Power Company
IPUC         - Idaho Public Utilities Commission
IRP          - Integrated Resource Plan
kW           - kilowatt
kWh          - kilowatt-hour
LTICP        - Long-Term Incentive and Compensation Plan
MD&A         - Management's Discussion and Analysis
MMbtu        - Million British Thermal Units
MW           - Megawatt
MWh          - Megawatt-hour
OPUC         - Oregon Public Utility Commission
Overton      - Overton Power District No. 5
PCA          - Power Cost Adjustment
PG&E         - Pacific Gas and Electric Company
PURPA        - Public Utilities Regulatory Policy Act
REA          - Rural Electrification Administration
RFP          - Request for proposals
RMC          - Risk Management Committee
RTOs         - Regional Transmission Organizations
SCE          - Southern California Edison
SFAS         - Statement of Financial Accounting Standards
SPPCo        - Sierra Pacific Power Company
Valmy        - North Valmy Steam Electric Generating Plant
WSCC         - Western Systems Coordinating Council




                            INDEX

                                                           Page

  Part I.  Financial Information:
     Item 1.  Financial Statements
        Consolidated Statements of Income                     5
        Consolidated Balance Sheets                         6-7
        Consolidated Statements of Cash Flows                 8
        Consolidated Statements of Comprehensive Income       9
        Notes to Consolidated Financial Statements        10-18
        Independent Accountants' Report                      19

     Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                 20-31

     Item 3.  Quantitative and Qualitative Disclosures
                about Market Risk                            31

  Part II.  Other Information:

     Item 1.  Legal Proceedings                              32

     Item 6.  Exhibits and Reports on Form 8-K            32-34

  Signatures                                                 35





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





            (This page intentionally left blank.)





               PART I - FINANCIAL INFORMATION
                Item 1.  Financial Statements
                        IDACORP, Inc.
              Consolidated Statements of Income

                                      Three months ended
                                            March 31,
                                       2002          2001
                                      (millions of dollars)
OPERATING REVENUES:
 Electric utility:
  General business                     $   186     $   133
  Off system sales                          20          55
  Other revenues                             9          12
   Total electric utility revenues         215         200

 Energy marketing commodities and
   services                                434         929
 Other                                       4           3
  Total operating revenues                 653       1,132

OPERATING EXPENSES:
 Electric utility:
  Purchased power                           30         125
  Fuel expense                              28          25
  Power cost adjustment                     34         (58)
  Other operations and maintenance          50          49
  Depreciation                              23          21
  Taxes other than income taxes              5           5
    Total electric utility expenses        170         167
 Energy marketing:
  Cost of energy commodities and
    services                               425         858
  Selling, general and administrative        3          33
 Other                                       8           9
   Total operating expenses                606       1,067

OPERATING INCOME:
 Electric utility                           45          33
 Energy marketing                            6          38
 Other                                      (4)         (6)
  Total operating income                    47          65

OTHER INCOME                                 5           5

INTEREST EXPENSE AND OTHER:
 Interest on long-term debt                 13          13
 Other interest                              4           3
 Preferred dividends of Idaho Power
   Company                                   1           2
   Total interest expense and other         18          18

INCOME BEFORE INCOME TAXES                  34          52

INCOME TAXES                                 9          17

NET INCOME                             $    25     $    35

AVERAGE COMMON SHARES OUTSTANDING
  (000'S)                               37,560      37,359

EARNINGS PER SHARE OF COMMON STOCK
  (basic and diluted)                  $  0.66     $  0.93



The accompanying notes are an integral part of these statements.




                        IDACORP, Inc.
                 Consolidated Balance Sheets

                           Assets

                                       March 31,    December 31,
                                          2002        2001
                                        (millions of dollars)

CURRENT ASSETS:
 Cash and cash equivalents              $   59     $    67
 Receivables:
  Customer                                 177         207
  Allowance for uncollectible accounts     (43)        (43)
  Employee notes                             7           6
  Other                                     16          11
 Energy marketing assets                   102         194
 Taxes receivable                            -          51
 Accrued unbilled revenues                  27          37
 Materials and supplies (at average
   cost)                                    27          26
 Fuel stock (at average cost)                8           9
 Prepayments                                35          32
 Regulatory assets                          43          56
  Total current assets                     458         653

INVESTMENTS                                207         159

PROPERTY, PLANT AND EQUIPMENT:
 Utility plant in service                3,002       2,990
 Accumulated provision for
   depreciation                         (1,239)     (1,220)
  Utility plant in service - net         1,763       1,770
 Construction work in progress             103          96
 Utility plant held for future use           2           2
 Other property, net of accumulated
   depreciation                             21          18
  Property, plant and equipment - net    1,889       1,886

OTHER ASSETS:
 American Falls and Milner water
   rights                                   31          31
 Company-owned life insurance               39          40
 Energy marketing assets - long-term       138         204
 Regulatory assets                         509         544
 Long-term receivables                      74          74
 Other                                      54          51
  Total other assets                       845         944

   TOTAL                               $ 3,399     $ 3,642


The accompanying notes are an integral part of these statements.


                        IDACORP, Inc.
                 Consolidated Balance Sheets

               Liabilities and Capitalization

                                       March 31,   December 31,
                                         2002         2001
                                         (millions of dollars)

CURRENT LIABILITIES:
 Current maturities of long-term debt  $    36     $    36
 Notes payable                             386         363
 Accounts payable                          160         248
 Energy marketing liabilities              104         125
 Derivative liabilities                     29          41
 Taxes accrued                              15           -
 Interest accrued                           23          15
 Deferred income taxes                      14          24
 Other                                      20          55
  Total current liabilities                787         907

OTHER LIABILITIES:
 Deferred income taxes                     584         590
 Energy marketing liabilities -
   long-term                                54         135
 Derivative liabilities - long-term          3           7
 Regulatory liabilities                    116         114
 Other                                      78          71
  Total other liabilities                  835         917

LONG-TERM DEBT                             791         843

COMMITMENTS AND CONTINGENT LIABILITIES

PREFERRED STOCK OF IDAHO POWER
  COMPANY                                  104         104

SHAREHOLDERS' EQUITY:
 Common stock, no par value
  (shares authorized 120,000,000;
  37,735,082 and 37,628,919 shares
  issued, respectively)                    458         454
 Retained earnings                         432         424
 Accumulated other comprehensive
   income (loss)                            (4)         (4)
 Treasury stock (141,312 and
   66,188 shares at cost,
   respectively)                            (4)         (3)
  Total shareholders' equity               882         871

   TOTAL                               $ 3,399     $ 3,642


The accompanying notes are an integral part of these statements.


                        IDACORP, Inc.
            Consolidated Statements of Cash Flows

                                       Three Months Ended
                                           March 31,
                                        2002        2001
                                     (millions of dollars)

OPERATING ACTIVITIES:
 Net income                            $    25     $    35
 Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
  Allowance for uncollectible
    accounts                                 -          20
  Unrealized (gains) losses from
    energy marketing activities             20         (75)
  Depreciation and amortization             27          26
  Deferred taxes and investment tax
    credits                                (14)         62
  Accrued PCA costs                         30         (60)
  Change in:
   Receivables and prepayments              22         (23)
   Accrued unbilled revenues                10          15
   Materials and supplies and fuel
     stock                                   -          (4)
   Accounts payable                        (88)        (48)
   Taxes receivable/accrued                 66         (32)
   Other current assets and
     liabilities                             9         (47)
  Other - net                                2           4
    Net cash provided by (used in)
      operating activities                 109        (127)

INVESTING ACTIVITIES:
 Additions to property, plant and
   equipment                               (27)        (52)
 Investments in affordable housing
   projects                                (44)          -
 Other - net                                (1)         (5)
  Net cash used in investing activities    (72)        (57)


FINANCING ACTIVITIES:
 Proceeds from issuance of:
  First mortgage bonds                       -         120
 Retirement of:
  First mortgage bonds                     (50)        (75)
  Other long-term debt                      (2)         (5)
 Dividends on common stock                 (17)        (17)
 Increase in short-term borrowings          23          96
 Common stock issued                         4           -
 Acquisition of treasury stock              (1)         (8)
 Other - net                                (2)         (4)
  Net cash provided by (used in)
    financing activities                   (45)        107

Net increase (decrease) in cash and
  cash equivalents                          (8)        (77)

Cash and cash equivalents beginning         67         107
  of period

Cash and cash equivalents at end of    $    59     $    30
  period

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
 Cash paid (received) during the
   year for:
  Income taxes                         $   (41)    $    (7)
  Interest (net of amount
    capitalized)                       $     9     $    13


The accompanying notes are an integral part of these statements





                        IDACORP, Inc.
       Consolidated Statements of Comprehensive Income

                                        Three Months Ended
                                             March 31,
                                         2002        2001
                                        (millions of dollars)

     NET INCOME                        $    25     $    35

     OTHER COMPREHENSIVE INCOME (LOSS):
     Unrealized gains (losses) on
        securities (net of tax of ($1))      -          (2)

     TOTAL COMPREHENSIVE INCOME        $    25     $    33

The accompanying notes are an integral part of these statements




                        IDACORP, Inc.
         Notes to Consolidated Financial Statements

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business
IDACORP, Inc. (IDACORP or the Company) is a holding company whose principal operating subsidiaries are Idaho Power
Company (IPC) and IDACORP Energy (IE). IPC is regulated by the Federal Energy Regulatory Commission (FERC) and the state regulatory commissions of Idaho, Oregon and Wyoming, and is engaged in the generation, transmission, distribution, sale and purchase of electric energy. IPC is the parent of Idaho Energy Resources Co., a joint venturer in Bridger Coal Company, which supplies coal to IPC's Jim
Bridger generating plant. IE markets electricity and natural gas, and offers risk management and asset optimization services, to wholesale customers in 31 states and two Canadian provinces.

IDACORP's other subsidiaries include:

     Ida-West Energy - independent power projects development and management;
     IdaTech - developer of integrated fuel cell systems; IDACORP Financial Services (IFS) - affordable housing and other real estate investments;
     Velocitus - commercial and residential Internet service provider;
     IDACOMM - provider of telecommunications services.

Financial Statements
In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly its consolidated financial position as of March 31, 2002, and its consolidated results of operations for the three months ended March 31, 2002 and 2001 and consolidated cash flows for the three months ended
March 31, 2002 and 2001. These financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters that would be included in full year financial statements and therefore they should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended
December 31, 2001. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

Adopted Accounting Standards
On January 1, 2002, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only method. Thus, amortization of goodwill, including goodwill recorded in past transactions, has ceased. The Company is currently performing transitional goodwill impairment tests for recorded goodwill of $13 million, which will be completed by June 30, 2002. If an impairment loss is identified, the Company will then be required to measure and record such loss before the end of 2002. The Company will be required to perform goodwill impairment tests at least annually.

The following table presents the Company's net income and earnings per share, adjusted to exclude amortization expense recognized in those periods related to goodwill for the quarters ending March 31.

                               2002        2001
                            (in millions of dollars)

    Reported net income      $    25     $   35
    Add back goodwill
      amortization                 -          1
    Adjusted net income      $    25     $   36

    Basic and diluted
      earnings per share:
    Reported net income      $  0.66     $ 0.93
    Goodwill amortization          -       0.01
    Adjusted net income      $  0.66     $ 0.94


SFAS 142 also includes provisions related to reclassification of intangible assets and reassessment of useful lives of intangible assets. The Company had no intangible assets affected by these provisions.

In January 2002, the Company adopted SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."
SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, superseding
SFAS 121, "Accounting for the Impairment of Long-Lived
Assets and Long-Lived Assets to be Disposed of." The adoption of SFAS 144 did not have a significant effect on the Company's financial statements.

New Accounting Pronouncement
In August 2001 the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. An obligation may result from the acquisition, construction, development and the normal operation of a long-lived asset. The Company is currently assessing but has not yet determined the impact of SFAS 143 on its financial position and results of operations.

Reclassifications
Certain items previously reported for periods prior to March
31, 2002 have been reclassified to conform with the current period's presentation. Net income and shareholders' equity were not affected by these reclassifications.

2.  INCOME TAXES

The Company's effective tax rate for the first three months decreased from 33.2 percent in 2001 to 27.4 percent in 2002. Reconciliations between the statutory income tax rate and the effective rates are as follows (in millions of dollars):

                               Three Months Ended March 31,
                                  2002             2001
                              Amount   Rate     Amount   Rate
Computed income taxes based
  on statutory federal
  income tax rate             $ 12     35.0%    $ 18     35.0%
Changes in taxes resulting
  from:
  Investment tax credits        (1)    (2.4)      (1)    (1.5)
  Repair allowance              (1)    (2.1)      (1)    (1.3)
  Pension expense                -        -        -     (0.9)
  State income taxes             2      5.6        2      4.4
  Depreciation                   2      6.2        2      3.5
  Affordable housing tax
    credits                     (4)   (11.4)      (3)    (5.9)
  Preferred dividends of IPC     1      1.4        1      1.0
  Other                         (2)    (4.9)      (1)    (1.1)
Total provision for federal
  and state income taxes      $  9     27.4%    $ 17     33.2%

3.  PREFERRED STOCK OF IDAHO POWER COMPANY:

The number of shares of IPC preferred stock outstanding were as follows:

                                     March 31,     December 31,
                                        2002         2001
Cumulative, $100 par value:
 4% preferred stock (authorized
   215,000 shares)                   142,745         143,872
 Serial preferred stock, 7.68%
   Series (authorized
   150,000 shares)                   150,000         150,000

Serial preferred stock, cumulative,
  without par value; total of
  3,000,000 shares authorized:
  7.07% Series, $100 stated value,
    (authorized 250,000 shares)      250,000         250,000
 Auction rate preferred stock,
    $100,000 stated value,
    (authorized 500 shares)              500             500



4.  FINANCING:

The following table summarizes long-term debt at:

                                      March 31,    December 31,
                                        2002         2001
                                      (millions of dollars)
 First mortgage bonds:
  6.85% Series due 2002                $    27     $    27
  6.40% Series due 2003                     80          80
  8   % Series due 2004                     50          50
  5.83% Series due 2005                     60          60
  7.38% Series due 2007                     80          80
  7.20% Series due 2009                     80          80
  6.60% Series due 2011                    120         120
  7.50% Series due 2023                     80          80
  8.75% Series due 2027                      -          50
   Total first mortgage bonds              577         627
 Pollution control revenue bonds:
  8.30% Series 1984 due 2014                50          50
  6.05% Series 1996A due 2026               68          68
  Variable Rate Series 1996B due 2026       24          24
  Variable Rate Series 1996C due 2026       24          24
  Variable Rate Series 2000 due 2027         4           4
   Total pollution control revenue
     bonds                                 170         170
 REA notes                                   1           1
 American Falls bond guarantee              20          20
 Milner Dam note guarantee                  12          12
 Unamortized premium/discount - net         (1)         (1)
 Debt related to investments in
   affordable housing                       48          50
  Total                                    827         879
 Current maturities of long-term debt      (36)        (36)

   Total long-term debt                $   791     $   843


In March 2002, $50 million First Mortgage Bonds 8.75% Series due 2027 were redeemed early using short-term borrowings.

The Company has credit facilities established at both IPC and IDACORP. IDACORP has a $140 million three-year credit facility that expires in March 2005, and a $350 million 364-day credit facility that expires in March 2003. Under these facilities, IDACORP pays a facility fee on the commitment, quarterly in arrears, based on IDACORP's corporate credit rating. Commercial paper may be issued up to the amounts supported by the credit facilities. At March 31, 2002, short-term borrowing on these facilities totaled $96 million.

IPC has regulatory authority to incur up to $350 million of short-term indebtedness. IPC has a $200 million 364-day revolving credit facility that expires in March 2003, under which IPC pays a facility fee on the commitment quarterly in arrears, based on IPC's corporate credit rating. Commercial paper may be issued up to amounts supported by the credit facilities. At March 31, 2002, IPC's short-term borrowing under this facility totaled $190 million. IPC also has $100 million of floating rate notes outstanding, payable on September 1, 2002.

IDACORP currently has shelf registration statements totaling $800 million that can be used for the issuance of unsecured debt securities, including medium-term notes, and preferred or common stock. At March 31, 2002 none had been issued.

IPC currently has a $200 million shelf registration that can be used for first mortgage bonds, including medium-term notes, unsecured debt or preferred stock. At March 31, 2002, none had been issued.

5.  COMMITMENTS AND CONTINGENT LIABILITIES:

Commitments under contracts and purchase orders relating to IPC's and Ida-West's program for construction and operation of facilities amounted to approximately $5 million and $30 million, respectively, at March 31, 2002. The commitments are generally revocable by the companies subject to reimbursement of manufacturers' expenditures incurred and/or other termination charges.

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

Overton Power District No. 5:

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

IE has asked the Idaho District Court for damages pursuant to the contract, for a declaration that Overton is not entitled to renegotiate or terminate the contract and for injunctive relief requiring Overton to raise rates as stipulated in the contract. Overton filed an Answer and Counterclaim on April 23, 2002, claiming IE breached the agreement by failing to perform in accordance with its contractual obligations and asking for damages in an amount to be proved at trial. IE believes Overton's assertions are without merit.

IE believes that Overton's actions constitute a breach of the contract and intends to vigorously prosecute this lawsuit. While the outcome of litigation is never certain, IE believes it should prevail on the merits of this case.
At March 31, 2002, the Company had a $74 million long-term asset related to the Overton claim. IE will review the recoverability of the asset on an ongoing basis.

California Energy Situation:

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

On May 8, 2002 the FERC issued a data request to all Sellers of Wholesale Electricity and/or Ancillary Services to the Cal ISO and/or the CalPX during the years 2000-2001. The request requires the Company to respond in the form of an affadavit to various trading practices that the FERC has identified in its fact finding investigation of Potential Manipulation of Electric and Natural Gas Prices in Docket
No. PA02-2-000. The response is due on or before May 22, 2002. In response to the FERC's request, the Company has initiated a comprehensive internal analysis of its trading policies and actions in order to respond. The Company's policy has at all times been to operate in compliance with the Cal ISO's and CalPX's rules for participation in the California markets.

Effective June 11, 2001, IPC transferred its non-utility wholesale electricity marketing operations to IE. Effective with the June 11 transfer, the outstanding receivables and payables with the CalPX and Cal ISO were assigned from IPC to IE. At March 31, 2002, the CalPX and Cal ISO owed $13 million and $31 million, respectively, for energy sales made to them by IPC in November and December 2000. IE has accrued a reserve of $41 million against these receivables.

These reserves were calculated taking into account the uncertaintity of collection, given the current California energy situation. Based on the reserves recorded as of March 31, 2002, the Company believes that the future collectibility of these receivables or any potential refunds ordered by the FERC would not have a significant impact on the Company's financial position, results of operations or cash flows.

6.  REGULATORY ISSUES:

Deferred Power Supply Costs

Idaho: IPC has a Power Cost Adjustment (PCA) mechanism that provides for annual adjustments to the rates we charge to our Idaho retail customers. These adjustments, which take effect annually in May, are based on forecasts of net power supply expenses. During the year, the difference between actual and forecasted costs is deferred with interest. The balance of this deferral, called a true-up, is then included in the calculation of the next year's PCA adjustment.

In May 2002 the IPUC issued an order related to our 2002-2003 PCA rate filing. The order granted recovery of $256 million of excess power supply costs, consisting of:

     $209 million of voluntary load reduction and power supply
       costs incurred between March 1, 2001 and March 31, 2002. $28 million of excess power supply costs forecasted for the
       April 2002-March 2003.
     $18 million of unamortized costs previously approved for recovery beginning October 1, 2001.

The order also:

     Denied recovery of $12 million of lost revenues resulting from the irrigation load reduction program, and $2 million of other costs IPC was seeking to recover.
     Authorized recovery over a one-year period for all but $11.5 million of the $256 million of deferred costs. The remaining amount will be recovered during the 2003-2004 PCA rate year, and IPC will earn a six percent carrying charge on the balance. Denied IPC's request to issue $172 million in Energy Cost Recovery Bonds, which would have spread the recovery of that amount over three years.
     Discontinued the Commission-required three-tiered rate structure for residential customers.
     Authorized a separate surcharge to collect approximately $2.6 million to fund future conservation programs.

The IPUC had previously filed an order disallowing the lost revenue portion of the irrigation load reduction program. IPC believes that the Commission's order is inconsistent with an earlier order that allowed recovery of such costs and IPC filed a Petition for Reconsideration on May 2, 2002. It is a long-standing legal position in Idaho that an IPUC order is not administratively final until the reconsideration process is completed. The process we have embarked upon has a number of steps involved and could extend into the early fall. If IPC is unsuccessful in its efforts to overturn the denial, this amount would be written off.

Oregon: IPC filed an application with the OPUC to begin recovering extraordinary 2001 power supply costs in its Oregon jurisdiction. On June 18, 2001, the OPUC approved new rates that would recover $1 million over the next year. Under the provisions of the deferred accounting statute, annual rate recovery amounts were limited to three percent of IPC's 2000 gross revenues in Oregon. During the 2001 session, the Oregon Legislature amended the statute giving the OPUC authority to increase the maximum annual rate of recovery of deferred amounts to six percent for electric utilities. IPC subsequently filed on October 5, 2001 to recover an additional three percent extraordinary deferred power supply costs. As a result of this filing, the OPUC issued Order No. 01-994 allowing IPC to increase its rate of recovery to six percent effective November 28, 2001.

IPC's deferred power supply costs consists of the following
(in millions of dollars):

                                       March 31,    December 31,
                                          2002          2001

Oregon deferral                        $  15         $  15

Idaho PCA current deferral:
 Deferral for 2001-2002 rate year         76            78
 Irrigation load reduction program        71            70
 Astaris load reduction agreement         76            62

Idaho PCA true-up:
 Remaining true-up authorized
    October 2001                          23            36
 Remaining true-up authorized
   May 2001                               13            43

 Total deferral                        $ 274         $ 304


7.  DERIVATIVE FINANCIAL INSTRUMENTS:

The following table details the gross margin for the energy marketing operations for the three months ended March 31 (in millions of dollars):

                                      2002      2001
Gross Margin:
 Realized or otherwise settled        $ 29      $ (4)
 Unrealized (loss) gain                (20)       75
  Total                               $  9      $ 71


8.  INDUSTRY SEGMENT INFORMATION:

The Company has identified two reportable operating segments, Utility Operations and Energy Marketing.

The following table summarizes the segment information for the Company's utility and energy marketing segments and the total of all other segments, and reconciles this information to total enterprise amounts.

                       Utility    Energy                         Consolidated
                      Operations Markeking   Other  Eliminations    Total
                               (millions of dollars)
Three months ended
  March 31, 2002
 Revenues               $   203   $ 434      $   4     $    -     $   641
 Intersegment revenues       12       3          -         (3)         12
 Net income                  22       4         (1)         -          25

Total assets at March
  31, 2002              $ 2,780   $ 519      $ 370     $ (270)    $ 3,399


Three months ended
  March 31, 2001
 Revenues               $   177   $ 929      $   3     $    -     $ 1,109
 Intersegment revenues       23     109          -       (109)         23
 Net income                  14      23         (2)         -          35

Total assets at         $ 2,860   $ 718      $ 205     $ (141)    $ 3,642
  December 31, 2001


The intersegment revenues from Utility Operations to Energy
Marketing are not eliminated because they are included in the regulatory cost mechanism for IPC.





               INDEPENDENT ACCOUNTANTS' REPORT

IDACORP, Inc.
Boise, Idaho

We have reviewed the accompanying consolidated balance sheet of IDACORP, Inc. and subsidiaries as of March 31, 2002, and the related consolidated statements of income, comprehensive income and cash flows for the three month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of IDACORP, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 31, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP
Boise, Idaho
April 24, 2002




Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERTIONS

INTRODUCTION

In Management's Discussion and Analysis (MD&A) we explain the general financial condition and results of operations for IDACORP, Inc. and subsidiaries (IDACORP or the Company). IDACORP is a holding company formed in 1998 as the parent of Idaho Power Company (IPC), IDACORP Energy (IE), and several other entities.

IPC is an electric utility with a service territory covering over 20,000 square miles in southern Idaho and eastern Oregon. IPC is the parent of Idaho Energy Resources, Co., a joint venturer in Bridger Coal Company, which supplies coal to IPC's Jim Bridger generating plant.

IE markets electricity and natural gas, and offers risk management and asset optimization services, to wholesale customers in 31 states and two Canadian provinces. In June
2001, IPC transferred its non-utility energy marketing operations to IE.

IDACORP's other significant operating subsidiaries are:

     Ida-West Energy (Ida-West) - independent power projects development and management;
     IdaTech - developer of integrated fuel cell systems; IDACORP Financial Services (IFS) - affordable housing and other real estate investments;
     Velocitus - commercial and residential Internet service provider;
     IDACOMM - provider of telecommunications services.

This MD&A should be read in conjunction with the accompanying consolidated financial statements. This discussion updates our MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2001, and should be read in conjunction with the discussion in the annual report.

FORWARD-LOOKING INFORMATION:

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (Reform Act), we are hereby filing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company in this quarterly report on Form 10-Q, in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "anticipates", "believes", "estimates", "expects",
"intends", "plans", "predicts", projects", "will likely result", "will continue", or similar expressions) are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions, and uncertainties and are qualified in their entirety by reference to, and are accompanied by, the following important factors, which are difficult to predict, contain uncertainties, are beyond our control and may cause actual results to differ materially from those contained in forward-looking statements:

     prevailing governmental policies and regulatory actions, including those of the FERC, the IPUC and the OPUC, with respect to allowed rates of return, industry and rate structure, acquisition and disposal of assets and facilities, operations and construction of plant facilities, recovery of purchased power and other capital investments, and present or prospective wholesale and retail competition (including but not limited to retail wheeling and transmission costs);
     the current energy situation in the western United
     States;
     economic and geographic factors including political and economic risks;
     changes in and compliance with environmental and safety laws and policies;
     weather conditions;
     population growth rates and demographic patterns; competition for retail and wholesale customers;
     pricing and transportation of commodities;
     market demand, including structural market changes; changes in tax rates or policies or in rates of inflation;
     changes in project costs;
     unanticipated changes in operating expenses and capital expenditures;
     capital market conditions;
     competition for new energy development opportunities; and legal and administrative proceedings (whether civil or criminal) and settlements that influence the business and profitability of the Company.

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

RESULTS OF OPERATIONS

In this section we discuss the factors that affected our earnings, beginning with a general overview, then discussing results for each of our operating segments for the three months ended March 31:

                                       2002        2001
 Earnings per share of common stock
   Electric utility                   $ 0.57      $ 0.37
   Energy marketing                     0.11        0.62
   Other                               (0.02)      (0.06)
     Total                            $ 0.66      $ 0.93

Earnings per share (EPS) from utility operations increased $0.20 due to decreased power supply costs resulting from lower market prices for purchased power and improved hydroelectric generation. Increases in general business revenues of approximately $53 million, resulting primarily from annual power cost adjustment (PCA) rate increases, were substantially offset by the related $44 million amortization of our PCA regulatory asset balances.

EPS from energy marketing activities decreased $0.51 in the first quarter of 2002. Last year's results were driven by high prices, extreme volatility and wide regional price spreads. The decline in regional price spreads and volatility, combined with the decreasing number of creditworthy counterparties, has limited our ability to match the results of past quarters.

EPS from IDACORP's other businesses improved due primarily to improved results at Velocitus and IFS, offset by a decline at Ida-West.

Utility Operations
This section discusses IPC's utility operations, which are subject to regulation by, among others, the state regulatory commissions of Idaho and Oregon, and the FERC.

General Business Revenue
The following table presents IPC's general business revenue for the three months ended March 31:

                     $ (in millions)   MWH (in thousands)
                      2002     2001     2002     2001
Residential          $  94     $  70    1,356    1,349
Commercial              49        33      878      834
Industrial              43        30      773    1,064
Irrigation               -         -        3        2
 Total               $ 186     $ 133    3,010    3,249


Our general business revenue is dependent on many factors, including the number of customers we serve, the rates we charge, and economic and weather conditions. The change in revenues in 2002 is due primarily to the following:

     Our annual power cost adjustment resulted in increased revenues of approximately $49 million. We discuss the PCA in more detail below in "Regulatory Issues - PCA." Population growth in our service territory increased our customer count by 1.8 percent, resulting in a $2 million increase in revenues.
     Weather and other usage factors increased revenues approximately $1 million. Heating degree-days, a common measure used in the utility industry to analyze demand, were above 2001 levels by only 1.0 percent. Astaris, previously our largest volume customer, closed its manufacturing plants late in 2001. They have a take-or-pay contract that requires them to pay us for generation capacity regardless of delivery. As a result, our revenues from Astaris increased slightly, while our volumes sold decreased 97 percent.

Off-system sales
Off-system sales consist primarily of sales of surplus system energy when available, and long-term sales contracts. The decrease in 2002 is due to lower electricity prices in the IPC region, offset by the increased availability of excess energy. The following table presents IPC's off-system sales for the three months ended March 31:

$(in millions)  MWHs (in thousands)   Revenue per MWH
2002   2001        2002    2001        2002      2001

$ 20   $ 55         822    495       $ 24.52    $111.61



Purchased power
The decrease in purchased power is also due to the reduced volatility in wholesale electricity markets, reduced demand, and increased production. Load reduction program costs of $17 million are also included in purchased power for the first quarter of 2002. The following table presents IPC's purchased power expenses for the three months ended March 31:

            $ (in millions)  MWHs (in thousands)   Cost per MWH

              2002    2001     2002    2001        2002      2001
Purchases     $13    $ 125      475     573      $ 27.72   $218.55
Program        17        -        -       -          -         -
costs




Fuel expense
Fuel expenses increased 11 percent, due primarily to increased coal prices and the use of our new Danskin natural gas-fired plant. Generation at our coal-fired and natural gas-fired plants was down slightly. The following table presents IPC's fuel expense for the three months ended
March 31:

                         Thermal MWHs generated
    $ (in millions)          (in thousands)

     2002    2001            2002    2001
     $ 28    $ 25            1,921   1,951


PCA
The PCA expense component is related to our PCA regulatory mechanism. In 2001, actual power supply costs were significantly greater than forecasted, resulting in a large PCA credit, which is now being recovered in rates (as revenues) and amortized in this line item. Astaris program cost deferrals also affected this year's expense. We discuss the PCA in more detail below in "Regulatory Issues." The following table presents the components of PCA expense for the three months ended March 31:

                                            $ (in millions)
                                             2002     2001

Current year power supply costs
   accrual (deferral)                        $   3     $ (57)
Astaris and irrigation program costs
   (deferral)                                  (13)        -
Amortization of prior year balance              44        (1)
 Total power cost adjustment                 $  34     $ (58)


Energy Marketing
The following table presents our energy marketing operations
(including intersegment transactions) for the three months ended March 31:

                               $ (in millions)
                              2002           2001

Operating revenues:
 Electricity               $      401     $      929
 Gas                               36            109
  Total                    $      437     $    1,038

Settled volumes:
 Electricity (MWh's)       12,997,815      6,308,614
 Gas (mmbtu's)             12,173,707     17,383,287

Operating expenses:
 Electricity               $      398     $      891
 Gas                               32            109
  Total                    $      430     $    1,000


The decreases in operating revenues, operating expenses and earnings are due to the dramatic decline in regional pricing spreads and volatility. Despite this decrease in revenue, our settled physical power sales have increased 106 percent over the first quarter of 2001. Our average price per settled MWH decreased from $136 in the first quarter of 2001 to $32 in the first quarter of 2002. Basis spreads between regions have dropped from around $85 to about $2, with volatility of prices being half what it was a year ago. Our trading and marketing portfolio is impacted primarily by regional price spreads and volatility and, with the reduction in both, we have seen a corresponding drop in earnings.

The decreasing number of creditworthy counterparties also has had an affect on our origination activities. We continue to adhere to our credit policies, as we believe that the long-term health of our company depends on prudently managing our exposure to credit risk.

We measure our sensitivity to commodity price risk using a value-at-risk measure. This methodology computes value-at-risk based upon market prices for futures and option-implied volatilities as of March 31, 2002. Our average value at risk, or VaR, for the quarter was $1.4 million, peaking at $2.4 million. As of March 31, 2002 it was $1.7 million.
Our VaR measure is calculated by application of a variance/covariance methodology - assuming a 95 percent confidence level and a one-day holding period. Daily backtesting ensures that VaR measures produced by the model are in line with actual historical results.

The value-at-risk is understood to be a statistical calculation of potential loss and not a forecast of expected loss and, as such, is not guaranteed to occur. The confidence level and holding period imply that, at March 31, 2002, there is a five percent chance that the daily loss could exceed $1.7 million.

Contracts Accounted for at Fair Value
When determining the fair value of our marketing and trading contracts, we use actively quoted prices for contracts with similar terms as the quoted price, including specific delivery points and maturities. To determine fair value of contracts with terms that are not consistent with actively quoted prices, we use (when available) prices provided by other external sources. When prices from external sources are not available, we determine prices by using internal pricing models that incorporate available current and historical pricing information. Finally, we adjust the fair market value of our contracts for the impact of market depth and liquidity, potential model error, and expected credit losses at the counterparty level.

The following table details the gross margin for the energy marketing operations for the three months ended March 31:

                                   $ (in millions)
                                    2002      2001
Gross Margin:
 Realized or otherwise settled     $  29     $ (4)
 Unrealized (loss)gain               (20)      75
   Total                           $   9     $ 71


At March 31, 2002, 63 percent of the credit exposure related to our unrealized position is with investment grade counterparties. Less than three percent is with non-investment grade counterparties. The remaining 34 percent of credit exposure is with non-rated counterparties. The majority of the non-rated entities are municipalities, public utility districts and electric cooperatives.

The change in net fair value (energy marketing assets less energy marketing liabilities) between year-end 2001 and March 31, 2002 is explained as follows (in million of dollars):

Net fair value of contracts
  outstanding as of 12/31/2001           $ 138
Contracts realized or otherwise
  settled during the period                (29)
Net fair value of new contracts when
  entered into during the period             2
Changes in net fair value attributable
  to market prices and other market
  changes                                  (29)
 Net fair value of contracts
   outstanding as of 3/31/2002           $  82

Changes in net fair value attributable to market prices and other market changes include:

   Changes in value due to changes in actively quoted
      prices
   Changes in value due to changes in prices provided
      by other external sources
   Changes in value due to changes in prices derived by
      models or other methods
   Changes in price basis between liquid and illiquid points.
      Some price bases between points are easily determined in the market, some are derived by analyzing other market data
   Changes in implied volatility and price correlations
   Changes in liquidity at various delivery points that
      are driven by changes in market conditions
   Changes in discounts related to counterparty creditworthiness


Net fair value at March 31, 2002 disaggregated by source of fair value and maturity of contracts:

                      Maturity                          Maturity
                      less than   Maturity   Maturity   in excess   Grand
                      1 year      1-3 years  4-5 years  of 5 years  Total
Source of Fair Value               (in millions of dollars)

Prices actively
 quoted               $  6        $ 46       $ 10       $  1         $ 63
Prices provided by
 other  external
 sources                (9)         30         (3)        13           31
Prices based on
 models and other
 valuation methods      (3)         (9)         1         (1)         (12)
  Total               $ (6)       $ 67       $  8       $ 13         $ 82


Prices actively quoted are quoted daily by brokers and trading exchanges such as NYMEX, TFS, Intercontinental, and Bloomberg. The time horizon is April 2002 through December
2006. Products include physical, financial, swap, interest rate, index, and basis for both natural gas and heavy load power.

Prices provided by other external sources are quoted periodically by brokers and trading exchanges such as TFS, APB, Prebon, Intercontinental, and Bloomberg. The time horizon is April 2002 through December 2010. Products include physical, financial, swap, index, and basis for both natural gas and heavy and light load power.

Prices derived from models and other valuation methods incorporate available current and historical pricing information. The time horizon is April 2002 through December 2009. Products include transmission, options, and ancillary services related to heavy and light load power.

Other Segment Operations
Our other operations include the results of operations of IDACORP's diversified subsidiaries, including Ida-West,
IdaTech, IFS, Velocitus and IDACOMM. Other operating revenues and expenses for the quarter did not differ materially from the first quarter of 2001.

Income Taxes
Income taxes decreased for the quarter, due primarily to the decreases in net income before taxes and by an increase in tax credits from affordable housing projects.

LIQUIDITY AND CAPITAL RESOURCES:

Cash Flow
Our net cash provided by operations totaled $109 million for the quarter ended March 31, 2002. Significant factors affecting cash flows in 2002 include:

     the receipt of a $41 million income tax refund related to net operating loss carrybacks associated with 2001 power supply costs;
     the recovery through the PCA of power supply costs incurred in 2000 and 2001;
     payments of accounts payable at December 31, 2001.

We anticipate that our cash flows from operations will continue to be positively affected as we recover the remaining balance of the 2001 PCA, and begin recovery of the May 2002 PCA. We discuss the PCA in the section "Power Cost
Adjustment" below.

Working Capital
The changes in customer receivables and accounts payable are attributed primarily to lower prices on settled energy trading contracts. Accounts payable also decreased due to timing and normal business activity.

Energy marketing assets and liabilities represent the fair value of energy marketing contracts. The fair value of these contracts is unrealized and therefore does not necessarily indicate a current source or use of funds. The decreases in energy marketing assets and liabilities from December 31, 2001 to March 31, 2002 is primarily a reflection of lower market prices at March 31, 2002.

The remaining changes in working capital are attributed to timing and normal business activity.

Cash Expenditures
We forecast that internal cash generation after dividends will provide approximately 100 percent of total capital requirements in 2002 and 82 percent during the two-year period 2003-2004. We expect to finance our utility construction programs and other capital requirements with both internally generated funds and, to the extent necessary, externally financed capital.

Financing Program
We have credit facilities established at both IPC and IDACORP. IDACORP has a $140 million three-year credit facility that expires in March 2005, and a $350 million 364-day credit facility that expires in March 2003. Under these facilities, IDACORP pays a facility fee on the commitment, quarterly in arrears, based on IDACORP's corporate credit rating. Commercial paper may be issued up to the amounts supported by the credit facilities. At March 31, 2002, short-term borrowing on these facilities totaled $96 million.

IPC has regulatory authority to incur up to $350 million of short-term indebtedness. IPC has a $200 million 364-day revolving credit facility that expires in March 2003, under which IPC pays a facility fee on the commitment quarterly in arrears, based on IPC's corporate credit rating. Commercial paper may be issued subject to the regulatory maximum, up to the amount supported by the credit facilities. At March 31, 2002, IPC's short term borrowing under this facility totaled $190 million. IPC also has $100 million of floating rate notes outstanding, payable on September 1, 2002.

IDACORP currently has shelf registration statements totaling $800 million that can be used for the issuance of unsecured debt securities, including medium-term notes, and preferred or common stock. At March 31, 2002 none had been issued.

IPC currently has a $200 million shelf registration that can be used for first mortgage bonds, including medium-term notes, unsecured debt or preferred stock. At March 31, 2002, none had been issued.

In March 2002 IPC redeemed $50 million of first mortgage bonds originally due in 2027 using short-term borrowings.

IDACORP plans to issue equity and debt securities this year. The equity could take the form of common equity, mandatorily convertible securities, or a combination of the two. The equity or equity-like securities are being issued to strengthen the Company's balance sheet and to provide for additional funding of the Company's businesses. This could include infusing equity capital at IPC, providing additional liquidity for IE's ongoing operations, paying down short-term balances and funding of the capital needs of our growth subsidiaries.

Credit Rating
On March 25, 2002, Standard & Poor's lowered its Corporate Credit Rating on IDACORP and Idaho Power Company from "A+" (negative outlook) to "A-" (negative outlook). S&P cited increasing business risk combined with a financial profile that is weak for the rating. The increased business risk at IDACORP is the result of the rapid growth of non-regulated trading and marketing activities. The financial profile has been considerable weakened by the accumulation of deferred power costs incurred during 2001. S&P also stated that more stringent financial benchmarks are now expected at any given rating level to compensate for the increased business risk of the trading and marketing operation. These downgrades are expected to increase our future cost of debt and other securities.

The following outlines the former and current S&P rating of IDACORP's and Idaho Power's securities:

                           From    To
IDACORP
 Corporate Credit Rating   A+      A-
 Senior Unsecured          A       BBB+
 Commerical Paper          A-1     A-2

Idaho Power Company
 Corporate Credit Rating   A+      A-
 Senior Unsecured          A       BBB+
 Senior Secured            AA-     A
 Preferred Stock           A-      BBB
 Commercial Paper          A-1     A-2

Some collateral agreements in place between IE and its counter parties include provisions requiring additional margining in the event of a credit rating downgrade. IDACORP's most recent downgrade did not impact the liquidity required at IE. In general, credit rating changes within the investment grade category should not materially impact the liquidity or financial condition of IDACORP. A credit downgrade below an investment grade rating could result in additional margin calls that could have a material negative impact to the liquidity of IDACORP. The Company believes its existing credit facilities are adequate to fund these potential liquidity requirements.

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

In May 2002 the IPUC issued an order related to our 2002-2003 PCA rate filing. The order granted recovery of $256 million of excess power supply costs, consisting of:

     $209 million of voluntary load reduction and power supply
       costs incurred between March 1, 2001 and March 31, 2002. $28 million of excess power supply costs forecasted for the
       April 2002-March 2003.
     $18 million of unamortized costs previously approved for recovery beginning October 1, 2001.

The order also:

     Denied recovery of $12 million of lost revenues resulting from the irrigation load reduction program, and $2 million of other costs IPC was seeking to recover.
     Authorized recovery over a one-year period for all but $11.5 million of the $256 million of deferred costs. The remaining amount will be recovered during the 2003-2004 PCA rate year, and IPC will earn a six percent carrying charge on the balance. Denied IPC's request to issue $172 million in Energy Cost Recovery Bonds, which would have spread the recovery of that amount over three years.
     Discontinued the Commission-required three-tiered rate structure for residential customers.
     Authorized a separate surcharge to collect approximately $2.6 million to fund future conservation programs.

The IPUC had previously filed an order disallowing the lost revenue portion of the irrigation load reduction program. IPC believes that the Commission's order is inconsistent with an earlier order that allowed recovery of such costs and IPC filed a Petition for Reconsideration on May 2, 2002. It is a long-standing legal position in Idaho that an IPUC order is not administratively final until the reconsideration process is completed. The process we have embarked upon has a number of steps involved and could extend into the early fall. If IPC is unsuccessful in its efforts to overturn the denial, this amount would be written off.


Overton Power District No. 5:

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

IE has asked the Idaho District Court for damages pursuant to the contract, for a declaration that Overton is not entitled to renegotiate or terminate the contract and for injunctive relief requiring Overton to raise rates as stipulated in the contract. Overton filed an Answer and Counterclaim on April 23, 2002 claiming IE breached the agreement by failing to perform in accordance with its contractual obligation and asking for damages in an amount to be proved at trial. IE believes Overton's assertions are without merit.

IE believes that Overton's actions constitute a breach of the contract and intends to vigorously prosecute this lawsuit. While the outcome of litigation is never certain, IE believes it should prevail on the merits of this case.
At March 31, 2002, the Company had a $74 million long-term asset related to the Overton claim. IE will review the recoverability of the asset on an ongoing basis.

Truckee-Donner Public Utility District:

IE has received notice from Truckee-Donner Public Utility District ("Truckee") asserting they have the right to renegotiate certain terms of the Agreement for the Sale and Purchase of Firm Capacity and Energy in place between the two entities. Generally, the terms of the contract provide for IE to sell to Truckee 10 MW light load energy and 20 MW heavy load energy for the term January 1, 2002 through December 31, 2002 at $72 per MWh and 25 MW flat energy for the term January 1, 2003 through December 31, 2009 at $72 per MWh. IE believes there are no grounds for dispute or renegotiation under the terms of the contract, however IE has agreed to informally negotiate with Truckee on the issues in an effort to resolve the matter.

California Energy Situation:

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

On May 8, 2002 the FERC issued a data request to all Sellers of Wholesale Electricity and/or Ancillary Services to the Cal ISO and/or the CalPX during the years 2000-2001. The request requires the Company to respond in the form of an affidavit to various trading practices that the FERC has identified in its fact finding investigation of Potential Manipulation of Electric and Natural Gas Prices in Docket
No. PA02-2-000. The response is due on or before May 22, 2002. In response to the FERC's request, the Company has initiated a comprehensive internal analysis of its trading policies and actions in order to respond. The Company's policy has at all times been to operate in compliance with the Cal ISO's and CalPX's rules for participation in the California markets.

Effective June 11, 2001, IPC transferred its non-utility wholesale electricity marketing operations to IE. Effective with the June 11 transfer, the outstanding receivables and payables with the CalPX and Cal ISO were assigned from IPC to IE. At March 31, 2002, the CalPX and Cal ISO owed $13 million and $31 million, respectively, for energy sales made to them by IPC in November and December 2000. IE has accrued a reserve of $41 million against these receivables.

These reserves were calculated taking into account the uncertaintity of collection, given the current California energy situation. Based on the reserves recorded as of March 31, 2002, the Company believes that the future collectibility of these receivables or any potential refunds ordered by the FERC would not have a significant impact on the Company's financial position, results of operations or cash flows.

Power supply:

We monitor the effect of streamflow conditions on Brownlee
Reservoir, the water source for our three Hells Canyon hydroelectric facilities. In a typical year, these three projects combine to produce about half of our generated electricity. Inflows into Brownlee result from a combination of precipitation, storage and ground water conditions

The National Weather Service River Forecast Center is projecting that April-July 2002 inflow into Brownlee
Reservoir, IPC's key water storage facility, is expected to be 3.63 million acre-feet (maf). Average inflow into the reservoir is 6.3 maf. Inflow into Brownlee Reservoir dictates IPC's ability to produce low-cost hydropower. The three-dam Hells Canyon complex generates approximately two-thirds of IPC's total hydroelectric output.

As of May 13, 2002, the snow pack above Brownlee Reservoir was 81 percent of normal for this time of year. This is a dramatic improvement from last year, when the snow pack for the Snake River above Brownlee was about 23 percent of normal on May 14, 2001.

Through the first quarter of 2002, hydro generation was 26 percent above the same period in 2001, but below normal.

Based on these conditions, we expect 2002 hydro generation to be improved over last year, but remain below normal.
Such conditions necessitate the use of higher-cost power from coal-fired plants and wholesale purchases.

Delay of Garnet Energy Facility:

In April 2002, IPC notified Garnet Energy, a subsidiary of Ida-West, requesting delay of the guaranteed commercial operation date of the Garnet Energy Facility for one year to June 1, 2005, instead of June 1, 2004, as originally planned. This decision was necessary because the permitting process and regulatory approval has extended beyond original projections. The regional energy situation has changed somewhat and this delay is expected to better match customer electricity needs with related resource availability.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
      MARKET RISK

The Company's market risks related to commodity prices is included in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" under "Energy Marketing".

The Company's market risks related to interest rates and foreign currency have not changed materially from those reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.



                 PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

IDACORP Energy (IE) filed a lawsuit on November 30, 2001 in Idaho State District Court in and for the County of Ada against Overton Power District No. 5, a Nevada electric improvement district, for failure to meet payment obligations under a power contract. The contract provided for Overton to purchase 40 megawatts of electrical energy per hour from IE at $88.50 per megawatt hour, from July 1, 2001 through June 30, 2011. In the contract, Overton agreed to raise its rates to its customers to the extent necessary to make its payment obligations to IE under the contract.

IE has asked the Idaho District Court for damages pursuant to the contract, for a declaration that Overton is not entitled to renegotiate or terminate the contract and for injunctive relief requiring Overton to raise rates as stipulated in the contract. Overton filed an Answer and Counterclaim on April 23, 2002, claiming IE breached the agreement by failing to perform in accordance with its contractual obligations and asking for damages in an amount to be proved at trial. IE believes Overton's assertions are without merit.

IE believes that Overton's actions constitute a breach of the contract and intends to vigorously prosecute this lawsuit. While the outcome of litigation is never certain, IE believes it should prevail on the merits of this case.
At March 31, 2002, the Company had a $74 million long-term asset related to the Overton claim. IE will review the recoverability of the asset on an ongoing basis. This matter has been previously discussed in IDACORP's Annual
Report on Form 10-K for the year ended December 31, 2001.

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

*3(c)     1-14465       3(c)       Amended Bylaws of IDACORP, Inc. as
          Form 10-Q                of July 8, 1999.
          for 6/30/99

*4(a)     1-14465       4          Rights Agreement, dated as of
          Form 8-K                 September 10, 1998, between
          dated                    IDACORP, Inc. and Wells Fargo Bank
          September 15,            Minnesota, N.A. as Successor
          1998                     Rights Agent.

*4(b)     1-14465       4.1        Indenture for Senior Debt
          Form 8-K                 Securities dated as of February 1,
          dated                    2001, between IDACORP, Inc. and
          February 28,             Bankers Trust Company (now Deutsche
          2001                     Bank Trust Company Americas), as
                                   Trustee.

*4(c)     1-14465       4.2        First Supplemental Indenture dated
          Form 8-K                 as of February 1, 2001, to
          dated                    Indenture for Senior Debt
          February 28,             Securities dated as of February 1,
          2001                     2001 between IDACORP, Inc. and
                                   Bankers Trust Company (now Deutsche
                                   Bank Trust Company Americas), as
                                   Trustee.

*10(a)1   1-3198        10(n)(i)   The Revised Security Plan for
          Form 10-K                Senior Management Employees - a non-
          for 1994                 qualified, deferred compensation
                                   plan effective August 1, 1996.

*10(b)1   1-14465       10(n)(ii)  The Executive Annual Incentive Plan
          Form 10-K                for senior management employees of
          for 2001                 IPC effective January 1, 2001.

*10(c)1   1-3198        10(n)(iii) The 1994 Restricted Stock Plan for
          Form 10-K                officers and key executives of
          for 1994                 IDACORP, Inc. and IPC effective
                                   July 1, 1994.

*10(d)1   1-14465       10(h)(iv)  The Revised Security Plan for Board
          Form 10-K                of Directors - a non-qualified,
          for 1998                 deferred compensation plan
                                   effective August 1, 1996,  revised
                                   March 2, 1999.

10(e)1                             IDACORP, Inc. Non-Employee
                                   Directors Stock Compensation Plan
                                   as of May 17, 1999, as amended.

*10(f)    1-3198        10(y)      Executive Employment Agreement
          Form 10-K                dated November 20, 1996 between IPC
          for 1997                 and Richard R. Riazzi.


*10(g)    1-3198        10(g)      Executive Employment Agreement
          Form 10-Q                dated April 12, 1999 between IPC
          for 6/30/99              and Marlene Williams.

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

10(i)1                             IDACORP, Inc. 2000 Long-Term
                                   Incentive and Compensation Plan, as
                                   amended.

12                                 Statement Re:  Computation of Ratio
                                   of Earnings to Fixed Charges.

12(a)                              Statement Re:  Computation of
                                   Supplemental Ratio of Earnings to
                                   Fixed Charges.

12(b)                              Statement Re:  Computation of Ratio
                                   of Earnings to Combined Fixed
                                   Charges and Preferred Dividend
                                   Requirements.

12(c)                              Statement Re:  Computation of
                                   Supplemental Ratio of Earnings to
                                   Combined Fixed Charges and
                                   Preferred Dividend Requirements.

15                                 Letter Re:  Unaudited Interim
                                   Financial Information.

*21       1-14465       21         Subsidiaries of IDACORP, Inc.
          Form 10-K
          for 2001

1 Compensatory Plan

Reports on Form 8-K. The following reports on Form 8-K were filed for the three months ended March 31, 2002.

Items Reported                Date of Report

Item 5 - Other events         March 26, 2002



* Previously filed and Incorporated herein by reference.




                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                IDACORP, Inc.
                                (Registrant)

Date  May 15, 2002     By:  /s/ Jan B. Packwood
                                Jan B. Packwood
                                President and Chief Executive
                                Officer and Director

Date  May 15, 2002     By:  /s/ Darrel T Anderson
                                Darrel T Anderson
                                Vice President, Chief Financial
                                Officer and Treasurer
                                (Principal Financial Officer)
                                (Principal Accounting Officer)