Form 10-Q/A
period 2002-09-30
IDACORP INC
filed 2002-11-12
CIK 1057877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549
FORM 10-Q/A

Amendment No. 1

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

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

Explanatory Note - Exhibits 99(a) and 99(b), which were referenced in the exhibit list to the Form 10-Q, filed on November 8, 2002, were inadvertently omitted from the filing.  They are filed herewith.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

IDACORP, Inc.
(Registrant)

Date	November 12, 2002	By:	/s/	Jan B. Packwood
Jan B. Packwood
President and Chief Executive Officer

Date	November 12, 2002	By:	/s/	Darrel T. Anderson
Darrel T. Anderson
Vice President, Chief Financial
Officer and Treasurer
(Principal Financial Officer)
(Principal Accounting Officer)

CERTIFICATIONS

I, Jan B. Packwood, President and Chief Executive Officer, certify that:

1. I have reviewed the quarterly report on Form 10-Q for the period ended September 30, 2002, as amended by Form 10-Q/A (Amendment No. 1) of IDACORP, Inc.;

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

Date	November 12, 2002	By:	/s/	Jan B. Packwood
Jan B. Packwood
President and Chief Executive Officer

I, Darrel T. Anderson, Vice President, Chief Financial Officer and Treasurer, certify that:

1. I have reviewed the quarterly report on Form 10-Q for the period ended September 30, 2002, as amended by Form 10-Q/A (Amendment No. 1) of IDACORP, Inc.;

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

Date	November 12, 2002	By:	/s/	Darrel T. Anderson
Darrel T. Anderson
Vice President, Chief Financial
Officer and Treasurer