Form 10-Q
period 2005-06-30
IDACORP INC; IDAHO POWER CO
filed 2005-08-04
CIK 1057877, 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549
FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes   X    No  ___

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act).

IDACORP, Inc.	Yes X No ___
Idaho Power Company	Yes No X

Number of shares of Common Stock outstanding as of June 30, 2005:

IDACORP, Inc.:	42,247,427
Idaho Power Company:	39,150,812, all held by IDACORP, Inc.

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

COMMONLY USED TERMS

Cal ISO	-	California Independent System Operator
CalPX	-	California Power Exchange
EPS	-	Earnings per share
FASB	-	Financial Accounting Standards Board
FERC	-	Federal Energy Regulatory Commission
FIN	-	Financial Accounting Standards Board Interpretation
FSP	-	Financial Accounting Standards Board Staff Position
IE	-	IDACORP Energy, a non-operating subsidiary of IDACORP, Inc.
IFS	-	IDACORP Financial Services, a subsidiary of IDACORP, Inc.
IPC	-	Idaho Power Company, a subsidiary of IDACORP, Inc.
IPUC	-	Idaho Public Utilities Commission
IRP	-	Integrated Resource Plan
maf	-	Million acre-feet
MD&A	-	Management's Discussion and Analysis of Financial Condition and Results of Operations
Moody's	-	Moody's Investors Service
MW	-	Megawatt
MWh	-	Megawatt-hour
OPUC	-	Oregon Public Utility Commission
PCA	-	Power Cost Adjustment
PURPA	-	Public Utilities Regulatory Policy Act of 1978
RTO	-	Regional Transmission Organization
S&P	-	Standard & Poor's Ratings Services
SFAS	-	Statement of Financial Accounting Standards

INDEX

Page
Part I. Financial Information:
Item 1. Financial Statements (unaudited)
IDACORP, Inc.:
Consolidated Statements of Income	1-2
Consolidated Balance Sheets	3-4
Consolidated Statements of Cash Flows	5
Consolidated Statements of Comprehensive Income	6
Idaho Power Company:
Consolidated Statements of Income	7-8
Consolidated Balance Sheets	9-10
Consolidated Statements of Capitalization	11
Consolidated Statements of Cash Flows	12
Consolidated Statements of Comprehensive Income	13
Notes to Consolidated Financial Statements	14-31
Reports of Independent Registered Public Accounting Firm	32-33

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	34-63

Item 3. Quantitative and Qualitative Disclosures About Market Risk	64

Item 4. Controls and Procedures	65

Part II. Other Information:

Item 1. Legal Proceedings	65

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	65

Item 4. Submission of Matters to a Vote of Security Holders	66

Item 6. Exhibits	67-72

Signatures	73

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
	(thousands of dollars except for per
	share amounts)
Operating Revenues:
Electric utility:
General business	$150,583	$158,305
Off-system sales	38,872	36,809
Other revenues	10,253	11,795
Total electric utility revenues	199,708	206,909
Other	5,763	4,963
Total operating revenues	205,471	211,872

Operating Expenses:
Electric utility:
Purchased power	36,929	64,766
Fuel expense	24,369	21,569
Power cost adjustment	12,415	(1,746)
Other operations and maintenance	65,717	63,193
Depreciation	25,193	25,271
Taxes other than income taxes	5,302	5,378
Impairment of assets	-	9,756
Total electric utility expenses	169,925	188,187
Other	11,701	8,278
Total operating expenses	181,626	196,465

Operating Income (Loss):
Electric utility	29,783	18,722
Other	(5,938)	(3,315)
Total operating income	23,845	15,407

Other Income	3,355	14,693

Earnings (Losses) of Unconsolidated Equity-method Investments	(951)	81

Other Expenses	1,193	4,915

Interest Expense and Preferred Dividends:
Interest on long-term debt	14,292	13,215
Other interest	815	1,585
Preferred dividends of Idaho Power Company	-	853
Total interest expense and preferred dividends	15,107	15,653

Income Before Income Taxes	9,949	9,613

Income Tax Expense (Benefit)	498	(3,379)

Net Income	$9,451	$12,992

Weighted Average Common Shares Outstanding (000's)	42,230	38,189
Earnings Per Share of Common Stock (basic and diluted)	$0.22	$0.34
Dividends Paid Per Share of Common Stock	$0.30	$0.30

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Statements of Income
(unaudited)

	Six Months Ended June 30,
	2005	2004
	(thousands of dollars except for per
	share amounts)
Operating Revenues:
Electric utility:
General business	$296,953	$304,462
Off-system sales	71,085	64,930
Other revenues	22,538	21,120
Total electric utility revenues	390,576	390,512
Other	11,077	9,549
Total operating revenues	401,653	400,061

Operating Expenses:
Electric utility:
Purchased power	81,007	83,270
Fuel expense	49,465	49,073
Power cost adjustment	7,998	10,818
Other operations and maintenance	120,816	117,340
Depreciation	50,112	50,161
Taxes other than income taxes	10,529	10,943
Impairment of assets	-	9,756
Total electric utility expenses	319,927	331,361
Other	22,984	17,099
Total operating expenses	342,911	348,460

Operating Income (Loss):
Electric utility	70,649	59,151
Other	(11,907)	(7,550)
Total operating income	58,742	51,601

Other Income	7,627	17,711

Earnings (Losses) of Unconsolidated Equity-method Investments	(288)	694

Other Expenses	2,296	5,737

Interest Expense and Preferred Dividends:
Interest on long-term debt	28,366	26,568
Other interest	1,270	2,037
Preferred dividends of Idaho Power Company	-	1,707
Total interest expense and preferred dividends	29,636	30,312

Income Before Income Taxes	34,149	33,957

Income Tax Expense	1,632	1,306

Net Income	$32,517	$32,651

Weighted Average Common Shares Outstanding (000's)	42,220	38,194
Earnings Per Share of Common Stock (basic and diluted)	$0.77	$0.85
Dividends Paid Per Share of Common Stock	$0.60	$0.60

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2005	2004
Assets	(thousands of dollars)

Current Assets:
Cash and cash equivalents	$11,906	$23,403
Receivables:
Customer	95,706	92,258
Allowance for uncollectible accounts	(42,954)	(43,108)
Employee notes	3,316	3,523
Other	18,345	8,806
Energy marketing assets	13,367	9,203
Accrued unbilled revenues	38,855	33,832
Materials and supplies (at average cost)	32,108	28,008
Fuel stock (at average cost)	12,262	6,539
Prepayments	21,176	30,035
Deferred income taxes	24,900	23,407
Regulatory assets	3,695	5,510
Other	1,765	-
Total current assets	234,447	221,416

Investments	189,420	223,061

Property, Plant and Equipment:
Utility plant in service	3,441,025	3,324,816
Accumulated provision for depreciation	(1,355,037)	(1,316,125)
Utility plant in service - net	2,085,988	2,008,691
Construction work in progress	119,195	152,427
Utility plant held for future use	2,738	2,636
Other property, net of accumulated depreciation	45,430	45,708
Property, plant and equipment - net	2,253,351	2,209,462

Other Assets:
American Falls and Milner water rights	31,585	31,585
Company-owned life insurance	35,470	35,765
Energy marketing assets - long-term	25,458	16,635
Regulatory assets	423,864	433,271
Long-term receivables (net of allowance of $2,578)	3,343	2,895
Employee notes	2,980	3,746
Goodwill	13,698	13,659
Other	48,959	42,677
Total other assets	585,357	580,233

Total	$3,262,575	$3,234,172

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2005	2004
Liabilities and Shareholders' Equity	(thousands of dollars)

Current Liabilities:
Current maturities of long-term debt	$81,641	$78,603
Notes payable	48,800	36,270
Accounts payable	57,090	79,156
Energy marketing liabilities	13,943	9,420
Taxes accrued	52,479	46,318
Interest accrued	14,463	14,426
Other	36,436	21,265
Total current liabilities	304,852	285,458

Other Liabilities:
Deferred income taxes	551,169	555,774
Energy marketing liabilities - long-term	25,458	16,635
Regulatory liabilities	276,513	275,854
Other	116,880	112,616
Total other liabilities	970,020	960,879

Long-Term Debt	972,113	979,549

Commitments and Contingencies

Shareholders' Equity:
Common stock, no par value (shares authorized 120,000,000; 42,488,668
and 42,373,758 shares issued, respectively)	594,113	589,440
Retained earnings	431,503	424,312
Accumulated other comprehensive loss	(2,642)	(888)
Treasury stock (241,241 and 156,741 shares at cost, respectively)	(7,384)	(4,578)
Total shareholders' equity	1,015,590	1,008,286

Total	$3,262,575	$3,234,172

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2005	2004
	(thousands of dollars)
Operating Activities:
Net income	$32,517	$32,651
Adjustments to reconcile net income to net cash provided by
operating activities:
Impairment of long-lived assets	-	9,756
Unrealized (gains) losses from energy marketing activities	359	(77)
Depreciation and amortization	61,635	61,861
Deferred taxes and investment tax credits	(4,380)	(21,111)
Changes in regulatory assets and liabilities	4,826	11,409
Gain on sale of non-utility assets	-	(4,780)
Gain on extinguishment of debt	-	(7,188)
Change in:
Accounts receivables and prepayments	(4,259)	(2,028)
Accounts payable and other accrued liabilities	(21,985)	(10,758)
Taxes accrued	6,161	13,710
Other current assets	(14,203)	(14,989)
Other current liabilities	9,229	7,875
Other assets	(8,742)	(1,241)
Other liabilities	4,839	14,969
Net cash provided by operating activities	65,997	90,059

Investing Activities:
Additions to property, plant and equipment	(90,434)	(89,921)
Sale of non-utility assets	-	5,387
Investments in affordable housing	(4,024)	-
Purchase of available-for-sale securities	(77,774)	(6,947)
Sale of available-for-sale securities	110,638	7,816
Purchase of held-to-maturity securities	(947)	(3,822)
Maturity of held-to-maturity securities	1,553	1,215
Other assets	(309)	(1,852)
Other liabilities	-	699
Net cash used in investing activities	(61,297)	(87,425)

Financing Activities:
Issuance of long-term debt	4,992	50,000
Retirement of long-term debt	(9,497)	(69,591)
Issuance of common stock	1,474	-
Dividends on common stock	(25,326)	(22,923)
Change in short-term borrowings	12,530	(16,650)
Acquisition of treasury shares	-	(1,419)
Other assets	(370)	-
Other liabilities	-	24
Net cash used in financing activities	(16,197)	(60,559)

Net decrease in cash and cash equivalents	(11,497)	(57,925)

Cash and cash equivalents beginning of period	23,403	75,159

Cash and cash equivalents end of period	$11,906	$17,234

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$710	$9,476
Interest (net of amount capitalized)	$28,351	$27,838
Non-cash investing activities
Additions to property, plant and equipment	$4,562	$-

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended
	June 30,
	2005	2004
	(thousands of dollars)

Net Income	$9,451	$12,992

Other Comprehensive Income (Loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period,
net of tax of ($315) and ($65)	(619)	(145)
Reclassification adjustment for (gains) losses included
in net income, net of tax of ($159) and ($218)	(247)	(339)
Net unrealized gains (losses)	(866)	(484)

Total Comprehensive Income	$8,585	$12,508

	Six Months Ended
	June 30,
	2005	2004
	(thousands of dollars)

Net Income	$32,517	$32,651

Other Comprehensive Income (Loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period,
net of tax of ($589) and $284	(1,143)	471
Reclassification adjustment for (gains) losses included
in net income, net of tax of ($393) and ($381)	(611)	(594)
Net unrealized gains (losses)	(1,754)	(123)

Total Comprehensive Income	$30,763	$32,528

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Statements of Income
(unaudited)

Three Months Ended

	June 30,
	2005	2004
	(thousands of dollars)
Operating Revenues:
General business	$150,583	$158,305
Off-system sales	38,872	36,809
Other revenues	9,433	10,579
Total operating revenues	198,888	205,693

Operating Expenses:
Operation:
Purchased power	36,929	64,766
Fuel expense	24,369	21,569
Power cost adjustment	12,415	(1,746)
Other	45,413	44,985
Maintenance	19,519	17,303
Depreciation	25,193	25,271
Taxes other than income taxes	5,302	5,378
Impairment of assets	-	9,756
Total operating expenses	169,140	187,282

Income from Operations	29,748	18,411

Other Income (Expense):
Allowance for equity funds used during construction	1,088	1,024
Earnings of unconsolidated equity-method investments	1,288	1,904
Other income	2,919	2,669
Other expense	(2,053)	(2,518)
Total other income	3,242	3,079

Interest Charges:
Interest on long-term debt	13,379	12,197
Other interest	1,029	937
Allowance for borrowed funds used during construction	(656)	(707)
Total interest charges	13,752	12,427

Income Before Income Taxes	19,238	9,063

Income Tax Expense	6,362	273

Net Income	12,876	8,790

Dividends on Preferred Stock	-	853

Earnings on Common Stock	$12,876	$7,937

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Statements of Income
(unaudited)

Six Months Ended

	June 30,
	2005	2004
	(thousands of dollars)
Operating Revenues:
General business	$296,953	$304,462
Off-system sales	71,085	64,930
Other revenues	21,310	19,628
Total operating revenues	389,348	389,020

Operating Expenses:
Operation:
Purchased power	81,007	83,270
Fuel expense	49,465	49,073
Power cost adjustment	7,998	10,818
Other	86,632	84,610
Maintenance	32,960	31,123
Depreciation	50,112	50,161
Taxes other than income taxes	10,529	10,943
Impairment of assets	-	9,756
Total operating expenses	318,703	329,754

Income from Operations	70,645	59,266

Other Income (Expense):
Allowance for equity funds used during construction	2,543	2,026
Earnings of unconsolidated equity-method investments	5,189	5,512
Other income	5,623	4,803
Other expense	(3,729)	(4,105)
Total other income (expense)	9,626	8,236

Interest Charges:
Interest on long-term debt	26,555	24,533
Other interest	1,889	1,936
Allowance for borrowed funds used during construction	(1,392)	(1,462)
Total interest charges	27,052	25,007

Income Before Income Taxes	53,219	42,495

Income Tax Expense	18,834	13,441

Net Income	34,385	29,054

Dividends On Preferred Stock	-	1,707

Earnings On Common Stock	$34,385	$27,347

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2005	2004
Assets	(thousands of dollars)

Electric Plant:
In service (at original cost)	$3,441,025	$3,324,816
Accumulated provision for depreciation	(1,355,037)	(1,316,125)
In service - net	2,085,988	2,008,691
Construction work in progress	116,890	151,652
Held for future use	2,738	2,636

Electric plant - net	2,205,616	2,162,979

Investments and Other Property	58,236	86,086

Current Assets:
Cash and cash equivalents	7,462	17,679
Receivables:
Customer	49,292	45,441
Allowance for uncollectible accounts	(1,210)	(1,363)
Notes	3,180	3,129
Employee notes	3,316	3,523
Related parties	365	1,298
Other	8,169	5,253
Accrued unbilled revenues	38,855	33,832
Materials and supplies (at average cost)	29,427	26,065
Fuel stock (at average cost)	12,262	6,539
Prepayments	19,924	28,449
Regulatory assets	3,695	5,510

Total current assets	174,737	175,355

Deferred Debits:
American Falls and Milner water rights	31,585	31,585
Company-owned life insurance	35,470	35,765
Regulatory assets	423,864	433,271
Employee notes	2,980	3,746
Other	44,798	40,425

Total deferred debits	538,697	544,792

Total	$2,977,286	$2,969,212

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2005	2004
Capitalization And Liabilities	(thousands of dollars)

Capitalization:
Common stock equity:
Common stock, $2.50 par value (50,000,000 shares
authorized; 39,150,812 shares outstanding)	$97,877	$97,877
Premium on capital stock	483,707	483,707
Capital stock expense	(2,097)	(2,097)
Retained earnings	349,166	340,107
Accumulated other comprehensive loss	(2,642)	(888)

Total common stock equity	926,011	918,706

Long-term debt	924,017	923,910

Total capitalization	1,850,028	1,842,616

Current Liabilities:
Long-term debt due within one year	60,000	60,000
Accounts payable	52,696	74,642
Notes and accounts payable to related parties	553	278
Taxes accrued	51,537	42,228
Interest accrued	13,789	13,743
Deferred income taxes	3,695	5,510
Other	33,968	18,103

Total current liabilities	216,238	214,504

Deferred Credits:
Deferred income taxes	537,939	542,829
Regulatory liabilities	276,513	275,854
Other	96,568	93,409

Total deferred credits	911,020	912,092

Commitments and Contingencies

Total	$2,977,286	$2,969,212

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Statements of Capitalization
(unaudited)

	June 30,		December 31,
	2005	%	2004	%
	(thousands of dollars)
Common Stock Equity:
Common stock	$97,877		$97,877
Premium on capital stock	483,707		483,707
Capital stock expense	(2,097)		(2,097)
Retained earnings	349,166		340,107
Accumulated other comprehensive loss	(2,642)		(888)
Total common stock equity	926,011	50	918,706	50

Long-Term Debt:
First mortgage bonds:
5.83% Series due 2005	60,000		60,000
7.38% Series due 2007	80,000		80,000
7.20% Series due 2009	80,000		80,000
6.60% Series due 2011	120,000		120,000
4.75% Series due 2012	100,000		100,000
4.25% Series due 2013	70,000		70,000
6% Series due 2032	100,000		100,000
5.50% Series due 2033	70,000		70,000
5.50% Series due 2034	50,000		50,000
5.875% Series due 2034	55,000		55,000
Total first mortgage bonds	785,000		785,000
Amount due within one year	(60,000)		(60,000)
Net first mortgage bonds	725,000		725,000

Pollution control revenue bonds:
Variable Auction Rate Series 2003 due 2024	49,800		49,800
6.05% Series 1996A due 2026	68,100		68,100
Variable Rate Series 1996B due 2026	24,200		24,200
Variable Rate Series 1996C due 2026	24,000		24,000
Variable Rate Series 2000 due 2027	4,360		4,360
Total pollution control revenue bonds	170,460		170,460

American Falls bond guarantee	19,885		19,885
Milner Dam note guarantee	11,700		11,700
Unamortized premium/discount - net	(3,028)		(3,135)

Total long-term debt	924,017	50	923,910	50

Total Capitalization	$1,850,028	100	$1,842,616	100

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2005	2004
	(thousands of dollars)
Operating Activities:
Net income	$34,385	$29,054
Adjustments to reconcile net income to net cash provided by
operating activities:
Impairment of long-lived assets	-	9,756
Depreciation and amortization	53,824	55,358
Deferred taxes and investment tax credits	(4,987)	(23,247)
Changes in regulatory assets and liabilities	4,826	11,409
Change in:
Accounts receivables and prepayments	2,810	(2,951)
Accounts payable	(21,946)	2,038
Taxes accrued	9,309	2,684
Other current assets	(13,466)	(12,000)
Other current liabilities	9,909	7,980
Other assets	(8,517)	(2,055)
Other liabilities	2,428	10,772
Net cash provided by operating activities	68,575	88,798

Investing Activities:
Additions to utility plant	(86,013)	(83,375)
Purchase of available-for-sale securities	(77,774)	(6,947)
Sale of available-for-sale securities	110,638	7,816
Other assets	52	(1,019)
Net cash used in investing activities	(53,097)	(83,525)

Financing Activities:
Issuance of long-term debt	-	50,000
Retirement of long-term debt	-	(50,040)
Retirement of preferred stock	-	(77)
Dividends on common stock	(25,326)	(22,923)
Dividends on preferred stock	-	(1,707)
Increase in short-term borrowings	-	27,000
Other non-current assets	(369)	-
Net cash provided by (used in) financing activities	(25,695)	2,253

Net increase (decrease) in cash and cash equivalents	(10,217)	7,526

Cash and cash equivalents at beginning of period	17,679	4,031

Cash and cash equivalents at end of period	$7,462	$11,557

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes paid to parent	$15,366	$35,131
Interest (net of amount capitalized)	$25,803	$24,248
Non-cash investing activities
Additions to utility plant	$4,562	$-

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended
	June 30,
	2005	2004
	(thousands of dollars)

Net Income	$12,876	$8,790

Other Comprehensive Income (Loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period,
net of tax of ($315) and ($65)	(619)	(145)
Reclassification adjustment for (gains) losses included
in net income, net of tax of ($159) and ($218)	(247)	(339)
Net unrealized gains (losses)	(866)	(484)

Total Comprehensive Income	$12,010	$8,306

	Six Months Ended
	June 30,
	2005	2004
	(thousands of dollars)

Net Income	$34,385	$29,054

Other Comprehensive Income (Loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period,
net of tax of ($589) and $284	(1,143)	471
Reclassification adjustment for (gains) losses included
in net income, net of tax of ($393) and ($381)	(611)	(594)
Net unrealized gains (losses)	(1,754)	(123)

Total Comprehensive Income	$32,631	$28,931

The accompanying notes are an integral part of these statements.

IDACORP, INC. AND IDAHO POWER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

This Quarterly Report on Form 10-Q is a combined report of IDACORP, Inc. (IDACORP) and Idaho Power Company (IPC).  Therefore, the Notes to Consolidated Financial Statements apply to both IDACORP and IPC.  However, IPC makes no representation as to the information relating to IDACORP's other operations.

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

IPC is an electric utility engaged in the generation, transmission, distribution, purchase and sale of electric energy.  IPC is regulated by the Federal Energy Regulatory Commission (FERC) and the state regulatory commissions of Idaho and Oregon.  IPC is the parent of Idaho Energy Resources Co., a joint venturer in Bridger Coal Company, which supplies coal to the Jim Bridger generating plant owned in part by IPC.

IDACORP's other operating subsidiaries include:

IDACORP Financial Services, Inc. (IFS) - holder of affordable housing and other real estate investments;

IdaTech, LLC - developer of integrated fuel cell systems;

IDACOMM, Inc. - provider of telecommunication services and commercial and residential Internet services; and

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

Financial Statements
In the opinion of IDACORP and IPC, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly their consolidated financial positions as of June 30, 2005, and consolidated results of operations for the three and six months ended June 30, 2005 and 2004 and consolidated cash flows for the six months ended June 30, 2005 and 2004.  These financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters that would be included in full-year financial statements and therefore they should be read in conjunction with the audited consolidated financial statements included in IDACORP's and IPC's Annual Report on Form 10-K for the year ended December 31, 2004.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Earnings Per Share
The computation of diluted earnings per share (EPS) differs from basic EPS only due to the inclusion of immaterial amounts of potentially dilutive shares related to stock-based compensation awards.  The diluted EPS computation excluded 1,049,314 common stock options for the three and six months ended June 30, 2005, because the options' exercise prices were greater than the average market price of the common stock during the period.  For the same period in 2004, 840,500 options were excluded from the diluted EPS calculation for the same reason.  In total, 1,438,314 options were outstanding at June 30, 2005, with expiration dates between 2010 and 2015.
Stock-Based Compensation
Stock-based employee compensation is accounted for under the recognition and measurement principles of Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations.  Grants of performance shares are reflected in net income based on the market value at the award date or the period-end price for shares not yet vested.  Grants of restricted stock are reflected in net income based on the market value on the grant date.  No stock-based employee compensation cost is reflected in net income for stock options, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.  IDACORP and IPC have adopted the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) 123, "Accounting for Stock-Based Compensation."

The following tables illustrate the effect on IDACORP's net income and EPS and IPC's net income as if the fair value recognition provisions of SFAS 123 had been applied to stock-based employee compensation (in thousands of dollars except for per share amounts).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
IDACORP:	2005	2004	2005	2004
Net income, as reported	$9,451	$12,992	$32,517	$32,651
Add: Stock-based employee compensation
expense included in reported net income,
net of related tax effects	147	110	322	231
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards, net
of related tax effects	341	313	756	656
Pro forma net income	$9,257	$12,789	$32,083	$32,226
EPS of common stock:
Basic and diluted - as reported	$0.22	$0.34	$0.77	$0.85
Basic and diluted - pro forma	0.22	0.33	0.76	0.84

IPC:
Net income, as reported	$12,876	$8,790	$34,385	$29,054
Add: Stock-based employee compensation
expense included in reported net income,
net of related tax effects	46	87	144	183
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards, net
of related tax effects	208	279	509	543
Pro forma net income	$12,714	$8,598	$34,020	$28,694

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

Reclassifications
Certain items previously reported for periods prior to June 30, 2005 have been reclassified to conform to the current period's presentation.  Net income and shareholders' equity were not affected by these reclassifications.

New Accounting Pronouncements
SFAS 153: In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 153, "Exchanges of Nonmonetary Assets," which amends existing guidance on accounting for nonmonetary transactions.  SFAS 153 is effective for exchanges occurring in fiscal periods beginning after June 15, 2005, and is not expected to have a material effect on IDACORP's or IPC's financial statements.

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

In April 2005, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 107 to provide additional guidance regarding the application of SFAS 123(R).  SAB 107 permits registrants to choose an appropriate valuation technique or model to estimate the fair value of share options, assuming consistent application, and provides guidance for the development of assumptions used in the valuation process.  Additionally, SAB 107 discusses disclosures to be made under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the registrants' periodic reports.

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

FSP FAS 109-1:  On December 21, 2004, the FASB issued FSP FAS 109-1, "Application of FASB Statement No. 109, 'Accounting for Income Taxes', to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004."  The American Jobs Creation Act of 2004 (the Act) created Section 199 of the Internal Revenue Code entitled "Income Attributable to Domestic Production Activities."  Effective for tax years beginning after December 31, 2004, Section 199 provides for a tax deduction related to domestic manufacturing activities of up to nine percent (when fully phased-in) of the lesser of "qualified production activities income" or taxable income.  Under the statute, the production of electricity, excluding transmission and distribution, is considered a domestic manufacturing activity.  Further guidance on the application and administration of Section 199 is pending from the Department of the Treasury and the Internal Revenue Service.

The FASB concluded that the deduction should be accounted for as a special deduction in accordance with SFAS No. 109, "Accounting for Income Taxes."  The estimated 2005 Section 199 tax deduction currently recorded does not have a significant impact on the financial statements of IDACORP or IPC.

FIN 47:  In March 2005 the FASB issued Interpretation (FIN) 47, "Accounting for Conditional Asset Retirement Obligations."  FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.  FIN 47 clarifies that uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists to make a reasonable estimate of the fair value of the obligation.  FIN 47 also provides guidance on when an entity would have sufficient information to recognize a liability and indicators that would preclude an entity from recognizing a liability for such obligations.  FIN 47 will be effective no later than the end of fiscal years ending after December 15, 2005.  IDACORP and IPC are currently reviewing the provisions of FIN 47 to determine its effect on their financial statements.

2.  INCOME TAXES:

In accordance with interim reporting requirements, IDACORP and IPC use an estimated annual effective tax rate for computing their provisions for income taxes on an interim basis.  IDACORP's effective rate for the six months ended June 30, 2005 was 4.8 percent, compared to 3.8 percent for the six months ended June 30, 2004.  IPC's effective tax rate for the six months ended June 30, 2005 was 35.4 percent, compared to 31.6 percent for the six months ended June 30, 2004.  The difference in estimated annual effective rates is primarily due to the timing and amount of regulatory flow-through tax adjustments at IPC, variation in the level of pre-tax earnings at IPC and the impact of tax credits at IFS.

3.  COMMON STOCK:

During the six months ended June 30, 2005, IDACORP entered into the following transactions involving its common stock:

62,983 original issue shares were granted to participants in the 2000 Long-Term Incentive and Compensation Program;

51,927 original issue shares were issued under the Dividend Reinvestment and Stock Purchase Plan;

11,925 shares were purchased on the open market and granted to non-employee IDACORP directors as part of their compensation; and

21,510 shares issued in 2001 as contingent payment to the shareholders of an acquired business were forfeited back to IDACORP.

4.  FINANCING:

The following table summarizes IDACORP's long-term debt (in thousands of dollars):

	June 30,	December 31,
	2005	2004
First mortgage bonds:
5.83% Series due 2005	$60,000	$60,000
7.38% Series due 2007	80,000	80,000
7.20% Series due 2009	80,000	80,000
6.60% Series due 2011	120,000	120,000
4.75% Series due 2012	100,000	100,000
4.25% Series due 2013	70,000	70,000
6% Series due 2032	100,000	100,000
5.50% Series due 2033	70,000	70,000
5.50% Series due 2034	50,000	50,000
5.875% Series due 2034	55,000	55,000
Total first mortgage bonds	785,000	785,000
Pollution control revenue bonds:
Variable Auction Rate Series 2003 due 2024 (a)	49,800	49,800
6.05% Series 1996A due 2026	68,100	68,100
Variable Rate Series 1996B due 2026	24,200	24,200
Variable Rate Series 1996C due 2026	24,000	24,000
Variable Rate Series 2000 due 2027	4,360	4,360
Total pollution control revenue bonds	170,460	170,460

American Falls bond guarantee	19,885	19,885
Milner Dam note guarantee	11,700	11,700
Unamortized premium/(discount) - net	(3,028)	(3,135)
Debt related to investments in affordable housing	61,909	66,310
Other subsidiary debt	7,828	7,932
Total	1,053,754	1,058,152
Current maturities of long-term debt	(81,641)	(78,603)

Total long-term debt	$972,113	$979,549

(a)	Humboldt County Pollution Control Revenue bonds are secured by first mortgage bonds, bringing the total first
	mortgage bonds outstanding at June 30, 2005 to $834.8 million.

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

The amount of first mortgage bonds issuable by IPC is limited to a maximum of $1.1 billion and by property, earnings and other provisions of the mortgage and supplemental indentures thereto. IPC may amend the indenture and increase this amount without consent of the holders of the first mortgage bonds. The indenture requires that IPC's net earnings must be at least twice the annual interest requirements on all outstanding debt of equal or prior rank, including the bonds that IPC may propose to issue.  Under certain circumstances, the net earnings test does not apply, including the issuance of refunding bonds to retire outstanding bonds that mature in less than two years or that are of an equal or higher interest rate, or prior lien bonds.

As of June 30, 2005, IPC could issue under the mortgage approximately $392 million of additional first mortgage bonds based on retired first mortgage bonds and $519 million of additional first mortgage bonds based on unfunded property additions.  As of June 30, 2005, unfunded property additions were approximately $865 million.  Property additions consist of electric or gas property, or property used in connection therewith.  Property additions exclude securities, contracts or choses in action, merchandise and equipment for consumption or resale, materials and supplies, property used principally for production or gathering of natural gas, or any power sites and uncompleted works under Idaho state permits.  In determining net property additions, IPC deducts all retired funded property from gross property additions except to the extent of certain credits for released funded property.

The mortgage requires IPC to spend or appropriate 15 percent of its annual gross operating revenues for maintenance, retirement or amortization of its properties.  IPC may, however, anticipate or make up these expenditures or appropriations within the five years that immediately follow or precede a particular year.

The mortgage secures all bonds issued under the indenture equally and ratably, without preference, priority or distinction.  IPC may issue additional first mortgage bonds in the future, and those first mortgage bonds will also be secured by the mortgage.  The lien of the indenture constitutes a first mortgage on all the properties of IPC, subject only to certain limited exceptions including liens for taxes and assessments that are not delinquent and minor excepted encumbrances.  Certain of the properties of IPC are subject to easements, leases, contracts, covenants, workmen's compensation awards and similar encumbrances and minor defects and clouds common to properties.  The mortgage does not create a lien on revenues or profits, or notes or accounts receivable, contracts or choses in action, except as permitted by law during a completed default, securities or cash, except when pledged or merchandise or equipment manufactured or acquired for resale.  The mortgage creates a lien on the interest of IPC in property subsequently acquired, other than excepted property, subject to limitations in the case of consolidation, merger or sale of substantially all of the assets of IPC.

On April 20, 2005, IPC entered into a forward-starting interest rate swap agreement, totaling $60 million, in order to manage the risk of changes in interest rates affecting the amount of future interest payments.  This interest rate swap agreement relates to the anticipated issuance of first mortgage bonds to refinance the $60 million 5.83% First Mortgage Bonds that mature in September 2005. Under the term of this agreement, the value of the interest rate swap is determined based upon IPC paying a fixed rate and receiving a variable rate based on LIBOR for a 30 year term beginning in September 2005.  The interest rate swap agreement provides for a mandatory early settlement date of September 30, 2005.  The agreement has been accounted for in accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and is recorded at fair value.  IPC expects to defer any gains or losses from the settlement of the interest rate swap agreement and related expenses for recovery through the regulatory process.  At June 30, 2005, the interest rate swap had an unrealized loss of $4.1 million, which has been deferred as an asset with a corresponding derivative liability recorded in other current liabilities.

At June 30, 2005, IFS had $62 million of debt related to investments in affordable housing with interest rates ranging from 3.65 percent to 8.59 percent due between 2005 and 2010.  The investments in affordable housing developments that collateralize this debt had a net book value of $108 million at June 30, 2005.  IFS's $16 million Series 2003-1 tax credit note is non-recourse to both IFS and IDACORP.  The $9 million Series 2003-2 tax credit note and other outstanding debt are recourse only to IFS.

Credit Facilities
On May 3, 2005, IDACORP entered into a $150 million five-year credit agreement with various lenders.  The new IDACORP facility replaced IDACORP's three-year $150 million credit agreement that would have expired on March 16, 2007.  The IDACORP facility, which will be used for general corporate purposes and commercial paper back-up, will terminate on March 31, 2010.  At June 30, 2005, no loans were outstanding on IDACORP's credit facility and $49 million of commercial paper was outstanding.

Under its facility, IDACORP pays (a) a facility fee on the commitment, quarterly in arrears, based on its rating for senior unsecured long-term debt securities without third-party credit enhancement as provided by Moody's Investors Services (Moody's) and Standard & Poor's Ratings Services (S&P) and (b) a utilization fee, quarterly in arrears, based on its rating for senior unsecured long-term debt securities without third-party credit enhancement as provided by Moody's and S&P, which is applied to the unpaid principal amount of each loan during such periods the outstanding credit exposure under the IDACORP facility exceeds 50 percent of the aggregate commitments under the IDACORP facility.  In connection with the issuance of letters of credit, IDACORP must pay (i) a fee equal to the applicable margin for eurodollar rate advances on the average daily undrawn stated amount under such letters of credit, payable quarterly in arrears, (ii) a fronting fee at a per annum rate of 0.125 percent on the average daily undrawn stated amount under each letter of credit, payable quarterly in arrears and (iii) documentary and processing charges in accordance with the letter of credit issuer's standard schedule for such charges.  At closing, IDACORP paid each of the lenders an upfront fee to secure the commitments of each lender under the facility and an arrangement fee for each bank that arranged and structured the facilities.

At June 30, 2005, IPC had regulatory authority to incur up to $250 million of short-term indebtedness.  On May 3, 2005, IPC entered into a $200 million five-year credit agreement with various lenders.  The new IPC facility replaced IPC's three-year $200 million credit agreement that would have expired on March 16, 2007.  The new IPC facility, which expires on March 31, 2010, will be used for general corporate purposes and commercial paper back-up.  At June 30, 2005, no loans were outstanding on IPC's credit facility and no commercial paper was outstanding.

Under its facility, IPC pays (a) a facility fee on the commitment, quarterly in arrears, based on its rating for senior unsecured long-term debt securities without third-party credit enhancement as provided by Moody's and S&P and (b) a utilization fee, quarterly in arrears, based on its rating for senior unsecured long-term debt securities without third-party credit enhancement as provided by Moody's and S&P, which is applied to the unpaid principal amount of each loan during such periods the outstanding credit exposure under the IPC facility exceeds 50 percent of the aggregate commitments under the IPC facility.  In connection with the issuance of letters of credit, IPC must pay (i) a fee equal to the applicable margin for eurodollar rate advances on the average daily undrawn stated amount under such letters of credit, payable quarterly in arrears, (ii) a fronting fee at a per annum rate of 0.125 percent on the average daily undrawn stated amount under each letter of credit, payable quarterly in arrears and (iii) documentary and processing charges in accordance with the letter of credit issuer's standard schedule for such charges.  At closing, IPC paid each of the lenders an upfront fee to secure the commitments of each lender under the facility and an arrangement fee for each bank that arranged and structured the facilities.

5.  COMMITMENTS AND CONTINGENCIES:

Off-Balance Sheet Arrangements
The federal Surface Mining Control and Reclamation Act of 1977 and similar state statutes establish operational, reclamation and closure standards that must be met during and upon completion of mining activities.  These obligations mandate that mine property be restored consistent with specific standards and the approved reclamation plan.  The mining operations at the Bridger Coal Company are subject to these reclamation and closure requirements.  IPC has agreed to guarantee the performance of reclamation activities at Bridger Coal Company, of which Idaho Energy Resources Co., a subsidiary of IPC, owns a one-third interest.  This guarantee, which is renewed each December, was $60 million at June 30, 2005.  Bridger Coal has a reclamation trust fund set aside specifically for the purpose of paying these reclamation costs and expects that the fund will be sufficient to cover all such costs.  Because of the existence of the fund, the estimated fair value of this guarantee is minimal.

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

Legal Proceedings
From time to time IDACORP and IPC are a party to legal claims, actions and complaints in addition to those discussed below.  IDACORP and IPC believe that they have meritorious defenses to all lawsuits and legal proceedings.  Although they will vigorously defend against them, they are unable to predict with certainty whether or not they will ultimately be successful.  However, based on IDACORP's and IPC's evaluation, taking into account existing reserves, they believe that the resolution of these matters will not have a material adverse effect on IDACORP's or IPC's consolidated financial positions, results of operations or cash flows.

Alves Dairy:  On May 18, 2004, Herculano and Frances Alves, dairy operators from Twin Falls, Idaho, brought suit against IPC in Idaho State District Court, Fifth Judicial District, Twin Falls County.  The plaintiffs sought unspecified monetary damages for negligence and nuisance (allegedly allowing electrical current to flow in the earth, injuring the plaintiffs' right to use and enjoy their property and adversely affecting their dairy herd).  On July 16, 2004, IPC filed an answer to Mr. and Mrs. Alves' complaint, denying all liability to the plaintiffs, and asserting certain affirmative defenses.

On June 30, 2005, the case was dismissed, with prejudice, pursuant to an agreed resolution of the matter by the plaintiffs and IPC.  The amounts payable by IPC pursuant to the resolution, less a deductible, were covered by insurance and did not have a material adverse effect on IDACORP's or IPC's consolidated financial position, results of operations, or cash flows.

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

IDACORP, IPC and IE removed this action from the state court to the U.S. District Court for the Western District of Washington at Tacoma.  On November 12, 2002, the companies filed a motion to dismiss Grays Harbor's complaint, asserting that the U.S. District Court lacked jurisdiction because the FERC has exclusive jurisdiction over wholesale power transactions and thus the matter is preempted under the Federal Power Act and barred by the filed-rate doctrine.  The court ruled in favor of the companies' motion to dismiss and dismissed the case with prejudice on January 28, 2003.  On February 25, 2003, Grays Harbor filed a Notice of Appeal, appealing the final judgment of dismissal to the U.S. Court of Appeals for the Ninth Circuit.  On August 10, 2004, the Ninth Circuit affirmed the dismissal of Grays Harbor's complaint, finding that Grays Harbor's claims were preempted by federal law and were barred by the filed-rate doctrine.  The court also remanded the case to allow Grays Harbor leave to amend its complaint to seek declaratory relief only as to contract formation, and held that Grays Harbor could seek monetary relief, if at all, only from the FERC, and not from the courts.  IDACORP, IPC and IE sought rehearing from the Ninth Circuit arguing that the court erred in granting leave to amend the complaint as such a declaratory relief claim would be preempted and would be barred by the filed-rate doctrine.  The Ninth Circuit denied the rehearing request on October 25, 2004, and the decision became final on November 12, 2004.  On that same date, the companies took steps to have the case transferred and consolidated with other similar cases arising out the California energy crisis currently pending before the Honorable Robert H. Whaley, sitting by designation in the Southern District of California and presiding over Multidistrict Litigation Docket No. 1405, regarding California Wholesale Electricity Antitrust Litigation.  On November 18, 2004, Grays Harbor filed an amended complaint alleging that the contract was formed under circumstances of "mistake" as to an "artificial . . .. power shortage."  Grays Harbor asks that the contract therefore be declared "unenforceable" and found "unconscionable."  On December 23, 2004, the Judicial Panel on Multidistrict Litigation conditionally transferred the case to Judge Whaley.  Grays Harbor sought to vacate the transfer; however, on April 18, 2005, the Judicial Panel on Multidistrict Litigation ordered the case transferred.  On May 18, 2005, IDACORP, IPC and IE filed a motion to dismiss the amended complaint.  The motion is scheduled to be heard on September 29, 2005.  The companies intend to vigorously defend their position and believe this matter will not have a material adverse effect on their consolidated financial positions, results of operations, or cash flows.

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

All defendants, including IPC and IDACORP, moved to dismiss the complaint in lieu of answering it.  The motions were based on the ground that the complaint seeks to set alternative electrical rates, which are exclusively within the jurisdiction of the FERC and are barred by the filed-rate doctrine.  A hearing on the motion to dismiss was heard on March 26, 2004.  On May 28, 2004, the court granted IPC's and IDACORP's motion to dismiss.  In June 2004, the Port of Seattle appealed the court's decision to the U.S. Court of Appeals for the Ninth Circuit.  The appeal has been fully briefed; however no date has yet been set for oral argument.  The companies intend to vigorously defend their position in this proceeding and believe this matter will not have a material adverse effect on their consolidated financial positions, results of operations or cash flows.

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

The companies' motion to dismiss the complaint was granted on February 11, 2005.  Wah Chang appealed to the Ninth Circuit on March 10, 2005.  The Ninth Circuit set a briefing schedule on the appeal, requiring Wah Chang's opening brief to be filed by July 6, 2005.  On May 18, 2005, Wah Chang filed a motion to stay the appeal or in the alternative to voluntarily dismiss the appeal without prejudice to reinstatement.  The companies opposed the motion and filed a cross-motion asking the Court to summarily affirm the district court's order of dismissal.  On July 8, 2005, the Ninth Circuit denied Wah Chang's motion and also denied the companies' motion for summary affirmance without prejudice to renewal following the filing of Wah Chang's opening brief.  The Ninth Circuit also set a revised briefing schedule on the appeal, requiring Wah Chang's opening brief to be filed by August 22, 2005 and the companies' opposition brief to be filed by September 21, 2005.  Wah Chang will then have 14 days from the date of service of the companies' opposition brief to file an optional reply brief.  The companies intend to vigorously defend their position in this proceeding and believe this matter will not have a material adverse effect on their consolidated financial positions, results of operations or cash flows.

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

On September 8, 2004, this case was transferred and consolidated with other similar cases currently pending before the Honorable Robert H. Whaley, sitting by designation in the Southern District of California and presiding over Multidistrict Litigation Docket No. 1405, regarding California Wholesale Electricity Antitrust Litigation.  The companies' motion to dismiss the complaint was granted on February 11, 2005.  The City of Tacoma appealed to the Ninth Circuit on March 10, 2005.  In accordance with the Ninth Circuit's briefing schedule on the appeal, the City of Tacoma filed its opening brief on June 27, 2005.  The companies' and other defendants' opposition brief was filed on July 26, 2005.  The City of Tacoma has until August 9, 2005 to file an optional reply brief.  The companies intend to vigorously defend their position in this proceeding and believe this matter will not have a material adverse effect on their consolidated financial positions, results of operations or cash flows.

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

On March 10, 2005, the Ninth Circuit's mandate, remanding People of California v. NRG Energy, Inc. to state court was issued.  On March 15, 2005, however, cross-defendant, Powerex Corp., filed a motion to recall mandate until a petition for certiorari seeking review of this case by the U.S. Supreme Court is filed and ruled upon by the Supreme Court.  On April 6, 2005, the Ninth Circuit denied Powerex Corp.'s motion to recall mandate, and the case has been remanded to state court.  On June 3, 2005, the cross-defendants, including IPC and IE, filed a demurrer in state court seeking to dismiss the action.  Further briefing and hearing on the demurrer is currently stayed pending the outcome of demurrers filed by Duke and Reliant on the main complaint, which currently is set to be heard on September 9, 2005.  The companies intend to vigorously defend their position and believe these matters will not have a material adverse effect on their consolidated financial positions, results of operations or cash flows.

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

The FERC issued an order on April 6, 2001 requiring the CalPX to rescind all chargeback actions related to Pacific Gas and Electric Company's and Southern California Edison's liabilities.  Shortly after the issuance of that order, the CalPX segregated the CalPX chargeback amounts it had collected in a separate account.  The CalPX claimed it was awaiting further orders from the FERC and the bankruptcy court before distributing the funds that it collected under its chargeback tariff mechanism.  On October 7, 2004, the FERC issued an order determining that it would not require the disbursement of chargeback funds until the completion of the California refund proceedings.  On November 8, 2004, IE, along with a number of other parties, sought rehearing of that order.  On March 15, 2005, the FERC issued an order on rehearing confirming that the CalPX is to continue to hold the chargeback funds, but solely to offset seller-specific shortfalls in the seller's CalPX account at the conclusion of the California refund proceeding.  Balances are to be returned to the respective sellers at the conclusion of a seller's participation in the refund proceeding.  Powerex Corp. filed a petition for review of the Commission's order on March 24, 2005 in the D.C. Circuit.  Neither a briefing schedule nor a date for oral argument has been set.

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

In June 2001, IPC transferred its non-utility wholesale electricity marketing operations to IE.  Effective with this transfer, the outstanding receivables and payables with the CalPX and the Cal ISO were assigned from IPC to IE.  At June 30, 2005, with respect to the CalPX chargeback and the California refund proceedings discussed above, the CalPX and the Cal ISO owed $14 million and $30 million, respectively, for energy sales made to them by IPC in November and December 2000.  IE has accrued a reserve of $42 million against these receivables.  This reserve was calculated taking into account the uncertainty of collection given the California energy situation.  Based on the reserve recorded as of June 30, 2005, IDACORP believes that the future collectibility of these receivables or any potential refunds ordered by the FERC would not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

On May 26, 2005 the California Parties filed a motion to lodge additional evidence, primarily audiotapes produced by Enron employees, in the California Refund Proceedings in Docket No. EL00-95.  A number of parties, including IDACORP, answered in opposition to that motion.

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

In addition, the Port of Seattle, the City of Tacoma and the City of Seattle made filings with the FERC on March 3, 2003 claiming that because some market participants drove prices up throughout the west through acts of manipulation, prices for contracts throughout the Pacific Northwest market should be re-set starting in May 2000 using the same factors the FERC would use for California markets.  Although the majority of these claims are generic, they named a number of power market suppliers, including IPC and IE, as having used parking services provided by other parties under FERC-approved tariffs and thus as being candidates for claims of improperly having received congestion revenues from the Cal ISO.  On June 25, 2003, after having considered oral argument held earlier in the month, the FERC issued its Order Granting Rehearing, Denying Request to Withdraw Complaint and Terminating Proceeding, in which it terminated the proceeding and denied claims that refunds should be paid.  The FERC denied rehearing on November 10, 2003, triggering the right to file for review.  The Port of Seattle, the City of Tacoma, the City of Seattle, the California Attorney General, the CPUC and Puget Sound Energy, Inc. filed petitions for review in the Ninth Circuit.  These petitions have been consolidated.  Grays Harbor did not file a petition for review, although it has sought to intervene in the proceedings initiated by the petitions of others.  On July 21, 2004, the City of Seattle submitted to the Ninth Circuit in the Pacific Northwest refund petition for review a motion requesting leave to offer additional evidence before the FERC in order to try to secure another opportunity for reconsideration by the FERC of its earlier rulings.  The evidence that the City of Seattle seeks to introduce before the FERC consisted of audio tapes of what purports to be Enron trader conversations containing inflammatory language that have been the subject of coverage in the press.  Under Section 313(b) of the Federal Power Act, a court is empowered to direct the introduction of additional evidence if it is material and could not have been introduced during the underlying proceeding.  The City of Seattle also requested that the current briefing schedule, which required briefs to be filed by August 5, 2004, be delayed.  On September 29, 2004, the Ninth Circuit denied the City of Seattle's motion for leave to adduce evidence, without prejudice, to renewing the request for remand in the briefing in the Pacific Northwest refund case.  Briefing was completed on May 25, 2005, however, no date has been set for oral argument.

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

The new complaint alleges that during the class period IDACORP and/or certain of its officers and/or directors made materially false and misleading statements or omissions about its business operations, and specifically the IE financial outlook, in violation of Rule 10b-5, thereby causing investors to purchase IDACORP's common stock at artificially inflated prices.  The new complaint alleges that IDACORP failed to disclose and misrepresented the following material adverse facts which were known to it or recklessly disregarded by it: (1) IDACORP falsely inflated the value of energy contracts held by IE in order to report higher revenues and profits; (2) IDACORP permitted IPC to inappropriately grant native load priority for certain energy transactions to IE; (3) IDACORP failed to file 13 ancillary service agreements involving the sale of power for resale in interstate commerce that it was required to file under Section 205 of the Federal Power Act; (4) IDACORP failed to file 1,182 contracts that IPC assigned to IE for the sale of power for resale in interstate commerce that IPC was required to file under Section 203 of the Federal Power Act; (5) IDACORP failed to ensure that IE provided appropriate compensation from IE to IPC for certain affiliated energy transactions; and (6) IDACORP permitted inappropriate sharing of certain energy pricing and transmission information between IPC and IE.  These activities allegedly allowed IE to maintain a false perception of continued growth that inflated its earnings.  In addition, the new complaint alleges that those earnings press releases, earnings release conference calls, analyst reports and revised earnings guidance releases issued during the class period were false and misleading.  The action seeks an unspecified amount of damages, as well as other forms of relief.  IDACORP and the other defendants filed a consolidated motion to dismiss on February 9, 2005, and the plaintiffs filed their opposition to the consolidated motion to dismiss on March 28, 2005.  IDACORP and the other defendants filed their response to the plaintiff's opposition on April 29, 2005 and oral argument on the motion was held on May 19, 2005.

IDACORP and the other defendants intend to defend themselves vigorously against the allegations.  IDACORP cannot, however, predict the outcome of these matters.

Powerex:  On August 31, 2004, Powerex Corp., the wholly owned power marketing subsidiary of BC Hydro, a Crown Corporation of the province of British Columbia, Canada, filed a lawsuit against IE and IDACORP in the U.S. District Court for the District of Idaho.  Powerex Corp. alleges that IE breached an oral and written contract regarding the assignment of transmission capacity for electric power by IE to Powerex Corp. for a 14 month period and for intentional interference with Powerex Corp.'s alleged contract with IE.  Powerex Corp. seeks unspecified general and special damages.  On November 29, 2004, the companies filed an answer to Powerex Corp.'s complaint, denying all liability to the plaintiffs, and asserting certain affirmative defenses.  The parties are currently engaged in discovery.  A trial date for the matter has not been set.  The companies intend to vigorously defend their position in this proceeding but cannot predict the outcome of this matter.

Other Legal Issues
Idaho Power Company Transmission Line Rights-of-Way Across Fort Hall Indian Reservation:  On June 17, 2005, the Bureau of Indian Affairs granted an easement to IPC for five existing transmission lines that cross the Shoshone-Bannock Tribes' Fort Hall Indian Reservation near the city of Pocatello in southeastern Idaho.  The term of the easement runs from the stated expiration dates for the prior transmission line easements through December 31, 2027.  The total purchase price for the easement, payable to the Bureau of Indian Affairs for the benefit of the Shoshone-Bannock Tribes and the individual allottees who own land within the easement, is approximately $7 million, payable as follows: $3 million paid on June 17, 2005, $2 million payable on January 1, 2006, and $2 million payable on January 1, 2007.  On February 28, 2005, the IPUC issued an order approving IPC's application to capitalize and amortize the easement grant costs.

6.  REGULATORY MATTERS:

IPUC Rate Proceedings
IPC has completed four rate proceedings before the IPUC during the first half of 2005: the rate case tax settlement adjustments, the Bennett Mountain Power Plant, the Energy Efficiency Tariff Rider and the 2005-2006 PCA.  The IPUC authorized the increases related to these filings, effective June 1, 2005.  The 2005-2006 PCA filing is discussed below in "Deferred Net Power Supply Costs - Idaho."

Rate Case Tax Settlement:  In 2003, IPC filed for a general rate increase that took effect June 1, 2004.  A portion of that rate case involved IPC's income tax expense.  Subsequent to last year's June 1 rate change, IPC asked the IPUC to reconsider that portion of the case and the IPUC granted an ongoing income tax-related adjustment, and a one-year income tax-related adjustment to begin on June 1, 2005.  Together, these tax related adjustments will increase rates by $23 million, or 4.45 percent (2.25 percent for the ongoing portion and 2.2 percent for the one-year portion).  The 2.2 percent portion is temporary and will expire on June 1, 2006.

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

Energy Efficiency Tariff Rider:  IPC charges an amount to each customer to provide funding for energy efficiency initiatives.  In December 2004, IPC filed a request to increase this charge from 0.5 percent of total base revenues to 1.5 percent effective June 1, 2005, and 2.4 percent effective June 1, 2007.  The IPUC authorized the June 1, 2005 change while deferring judgment of the 2007 request.  In its authorization, the IPUC established caps on the total monthly rider amount for the residential and irrigation classes.  The June 1, 2005 change increases the amounts collected from customers by $5 million annually.

Oregon Rate Case
On September 21, 2004, IPC filed an application with the Oregon Public Utility Commission (OPUC) to increase general rates an average of 17.5 percent or approximately $4.4 million annually.  IPC's filing include a request to introduce summer and non-summer rates similar to proposals that were approved in the 2003 Idaho general rate case.

The OPUC issued its order on July 29, 2005 authorizing an increase of $597,000 in annual revenues, an average of 2.37 percent.   The significant decrease from IPC's requested amount was primarily related to differences in net power supply costs, which reduced IPC's initial rate request of $4.4 million by $2.4 million.

Deferred Net Power Supply Costs
IPC's deferred (accrued) net power supply costs consisted of the following (in thousands of dollars):

	June 30,	December 31,
	2005	2004
Oregon deferral	$11,092	$12,047
Idaho PCA current year net power supply cost deferrals:
Deferral (accrual) for 2005-2006 rate year	(5,751)	22,778
Irrigation Lost Revenues	-	13,290
Idaho PCA true-up awaiting recovery:
Remaining true-up authorized May 2004*	41,454	11,415
Total deferral	$46,795	$59,530

*$28 million will be recovered during the 2006-2007 PCA rate year.

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

On April 15, 2005, IPC filed the 2005-2006 PCA with the IPUC with a proposed effective date of June 1, 2005.  The application proposed to hold the PCA component of customers' rates at the existing level, which is currently recovering $71 million above base rates.  By IPUC order, this year's PCA includes $12 million in lost revenues and $2 million in related interest resulting from IPC's Irrigation Load Reduction Program that was in place in 2001.  IPC proposed to defer recovery of approximately $28 million of power supply costs, or 4.75 percent, for one year to help mitigate the impacts of the increases for the Bennett Mountain Power Plant and the rate case tax settlement adjustments, since all three were proposed to be effective June 1, 2005.  The $28 million will be recovered during the 2006-2007 PCA rate year, and IPC will earn a two percent carrying charge on this balance.  The IPUC accepted the company's PCA proposal.

On April 15, 2004, IPC filed its 2004-2005 PCA with the IPUC requesting recovery of $71 million above base rates and a proposed effective date of June 1, 2004 for new PCA rates.  On May 25, 2004, the IPUC issued Order No. 29506 approving IPC's filing.

Oregon:  On March 2, 2005, IPC filed for an accounting order to defer net power supply costs for the period of March 1, 2005 through February 28, 2006 in anticipation of continued low water conditions.  The forecasted net power supply costs included in this filing were $169 million, of which $3 million related to the Oregon jurisdiction.  IPC is proposing to use the same methodology for this deferral filing that was accepted in 2002 for Oregon's share of IPC's 2001 net power supply expenses.  On July 1, 2005, IPC, the OPUC staff, and the Citizen's Utility Board entered into a stipulation requesting that the OPUC accept IPC's proposed methodology.  Under this methodology, IPC will earn its Oregon authorized rate of return on the deferred balance and will recover the amount through rates in future years, as approved by the OPUC.

Emission Allowances
In June 2005, IPC filed applications with the IPUC and OPUC requesting blanket authorization for the sale of excess sulfur dioxide (SO2) emission allowances and an accounting order.  After approval, IPC may begin to sell surplus allowances.   Subsequent to any sales, IPC will seek approval from the IPUC and OPUC for the accounting treatment of these transactions, which will determine the allocation of proceeds between retail customers and shareholders.  Both commissions are currently considering these applications.

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

The following table summarizes the segment information for IDACORP's utility operations, IFS and the total of all other segments, and reconciles this information to total enterprise amounts (in thousands of dollars):

	Utility				Consolidated
	Operations	IFS	Other	Eliminations	Total
Three months ended June 30, 2005:
Revenues	$199,708	$354	$5,409	$-	$205,471
Net income (loss)	12,876	2,594	(6,019)		9,451

Total assets at June 30, 2005	$2,977,286	$147,286	$229,434	$(91,431)	$3,262,575

Three months ended June 30, 2004:
Revenues	$206,909	$-	$4,963	$-	$211,872
Net income	7,937	4,564	491	-	12,992

Total assets at December 31, 2004:	$2,969,212	$145,279	$211,120	$(91,439)	$3,234,172

Six months ended June 30, 2005:
Revenues	$390,576	$689	$10,388	$-	$401,653
Net income (loss)	34,385	5,089	(6,957)	-	32,517

Six months ended June 30, 2004:
Revenues	$390,512	$-	$9,549	$-	$400,061
Net income (loss)	27,347	7,149	(1,845)	-	32,651

8.  BENEFIT PLANS

The following table shows the components of net periodic benefit costs for the three months ended June 30 (in thousands of dollars):

			Deferred		Other
	Pension Plan		Compensation Plan		Benefits
	2005	2004	2005	2004	2005	2004
Service cost	$3,282	$2,948	$293	$340	$338	$344
Interest cost	5,282	5,109	537	578	774	999
Expected return on plan assets	(7,422)	(6,978)	-	-	(656)	(565)
Amortization of net obligation
at transition	(31)	(66)	77	153	510	510
Amortization of prior service
cost	192	193	57	(90)	(148)	(141)
Amortization of net loss (gain)	-	-	173	219	(3)	357
Net periodic benefit cost	$1,303	$1,206	$1,137	$1,200	$815	$1,504

The following table shows the components of net periodic benefit cost for the six months ended June 30 (in thousands of dollars):

			Deferred		Other
	Pension Plan		Compensation Plan		Benefits
	2005	2004	2005	2004	2005	2004
Service cost	$6,564	$5,896	$585	$680	$727	$688
Interest cost	10,563	10,218	1,075	1,156	1,765	1,998
Expected return on plan assets	(14,844)	(13,956)	-	-	(1,298)	(1,130)
Amortization of net obligation
at transition	(63)	(132)	155	306	1,020	1,020
Amortization of prior service
cost	385	386	114	(180)	(279)	(282)
Amortization of net loss	-	-	345	438	394	714
Net periodic benefit cost	$2,605	$2,412	$2,274	$2,400	$2,329	$3,008

As previously disclosed in their consolidated financial statements for the year ended December 31, 2004, IDACORP and IPC do not expect to contribute to their pension plan in 2005.  For the six months ended June 30, 2005, no contributions have been made.

FSP FAS 106-1 and FSP FAS 106-2
In January and May 2004, the FASB released FSP FAS 106-1 and FSP FAS 106-2, both titled "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003."  The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act) was signed into law in December 2003 and establishes a prescription drug benefit, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare's prescription drug coverage.

FSP FAS 106-2 provides guidance on accounting for, and requires certain disclosures regarding, the effect of the federal subsidy provided by the Medicare Act.  Under FSP FAS 106-1, IDACORP and IPC elected to defer accounting for the effects of the Medicare Act.  This deferral remained in effect until the appropriate effective date of FSP FAS 106-2.  FSP FAS 106-2 was effective for the first interim or annual period beginning after June 15, 2004.  However, for entities that would not recognize a significant impact, delayed recognition of the effects of the Medicare Act until the next regularly scheduled measurement date following the issuance of FSP FAS 106-2 was required.

IDACORP and IPC initially determined that the effect of the Medicare Act would not be material.  However, regulations published on January 28, 2005 provided more flexibility in determining actuarial equivalence to Medicare of the benefits provided by the plan than was initially estimated by IDACORP's and IPC's actuaries.  During the second quarter, IDACORP's and IPC's actuaries determined that the 2005 periodic postretirement benefit cost, which reflects these regulations, would be reduced by $1.5 million.  The portion of this adjustment relating to the first half of 2005 was recorded in the second quarter.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of IDACORP, Inc.
Boise, Idaho

We have reviewed the accompanying consolidated balance sheet of IDACORP, Inc. and subsidiaries (the "Company") as of June 30, 2005, and the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2005 and 2004 and the consolidated statements of cash flows for the six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company's management.

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
August 3, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Idaho Power Company
Boise, Idaho

We have reviewed the accompanying consolidated balance sheet and statement of capitalization of Idaho Power Company and subsidiary (the "Company") as of June 30, 2005, and the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2005 and 2004 and the consolidated statements of cash flows for the six-month periods ended June 30, 2005 and 2004.  These interim financial statements are the responsibility of the Company's management.

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
August 3, 2005

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts and megawatt-hours (MWh) are in thousands unless otherwise indicated.)

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

IDACOMM, Inc. - provider of telecommunication services and commercial and residential Internet services; and

Ida-West Energy Company - operator of small hydroelectric generation projects that satisfy the requirements of the Public Utilities Regulatory Policy Act of 1978 (PURPA).

IDACORP Energy (IE), a marketer of electricity and natural gas, wound down its operations in 2003.

IDACORP continues to focus on a strategy called "Electricity Plus," a back-to-basics strategy that emphasizes IPC as IDACORP's core business.  IPC continues to experience strong customer growth in its service area and this corporate strategy recognizes that IPC must make substantial investments in infrastructure to ensure adequate supply and reliable service.  The "Plus" recognizes that through modest investments in IdaTech, LLC and IDACOMM, Inc., IDACORP can preserve the potential for additional growth in shareowner value.  IFS, with its affordable housing and historic rehabilitation portfolio, remains a key component of the corporate strategy.

This MD&A should be read in conjunction with the accompanying consolidated financial statements.  This discussion updates the MD&A included in the Annual Report on Form 10-K for the year ended December 31, 2004 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and should be read in conjunction with the discussions in those reports.

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

Changes in governmental policies, including new interpretations of existing policies, and regulatory actions and regulatory audits, including those of the Federal Energy Regulatory Commission (FERC), the Idaho Public Utilities Commission (IPUC), the Oregon Public Utility Commission (OPUC), and the Internal Revenue Service with respect to allowed rates of return, industry and rate structure, day-to-day business operations, acquisition and disposal of assets and facilities, operation and construction of plant facilities, relicensing of hydroelectric projects, recovery of purchased power expenses, recovery of other capital investments, present or prospective wholesale and retail competition (including but not limited to retail wheeling and transmission costs) and other refund proceedings;

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

Market conditions and technological developments that could affect the operations and prospects of IDACORP's subsidiaries or their competitors;

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

Reduced hydroelectric generation can reduce revenues and increase costs.  Idaho Power Company has a predominately hydroelectric generating base.  Because of Idaho Power Company's heavy reliance on hydroelectric generation, the weather can significantly affect its operations.  Idaho Power Company is experiencing its sixth consecutive year of below normal water conditions in 2005.  When hydroelectric generation is reduced, Idaho Power Company must increase its use of more expensive thermal generating resources and purchased power.  Through its power cost adjustment in Idaho, Idaho Power Company can expect to recover approximately 90 percent of the increase in its Idaho jurisdictional net power supply costs, which are fuel and purchased power less off-system sales, above the level included in its base rates.  The power cost adjustment recovery includes both a forecast and deferrals that are subject to the regulatory process.  However, recovery of amounts above forecast in one PCA year does not occur until the subsequent PCA year.  The non-Idaho net power supply costs are subject to periodic recovery from its Oregon and Federal Energy Regulatory Commission jurisdictional customers.

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

Changes in temperature and precipitation can reduce power sales and revenues.  Warmer than normal winters, cooler than normal summers and increased rainfall during the irrigation seasons will reduce retail revenues from power sales.

If the Idaho Public Utilities Commission, the Oregon Public Utility Commission or the Federal Energy Regulatory Commission grant less rate relief than requested in future filings, it will reduce Idaho Power Company's projected earnings and cash flows.  If the Idaho Public Utilities Commission, the Oregon Public Utility Commission or the Federal Energy Regulatory Commission were to grant less rate relief than Idaho Power Company requests in future filings, it could have a negative effect on earnings and cash flow and result in future downgrades of IDACORP, Inc.'s and Idaho Power Company's credit ratings.

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

Litigation relating to stray voltage, if adversely decided, could result in liabilities, reducing earnings, and encourage the commencement of additional lawsuits.  In the past, dairy farmers have brought actions against Idaho Power Company claiming loss of milk production and other damages to livestock due to stray voltage from Idaho Power Company's electrical system.  The results of such litigation have been mixed, including jury verdicts both in favor of and against Idaho Power Company.  In March 2005 legislation was passed in Idaho, which Idaho Power Company regards as positive in terms of defining and quantifying the parameters of stray voltage claims and potential liability.  While there is no stray voltage litigation pending against Idaho Power Company at this time, there is still potential for additional claims, and such proceedings could increase the number of future claims.  The costs of defending these lawsuits could be significant, and certain costs such as those below a deductible amount are not covered by insurance policies.

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

Regulatory changes could lead to IDACORP, Inc. stock price volatility, lower IDACORP, Inc. stock prices due to short selling and disparate trading activity within the industry.  On June 23, 2004, the Securities and Exchange Commission adopted Regulation SHO, which implemented changes to the manner in which short sales are regulated in the U.S. markets.  On the same day, the Securities and Exchange Commission established a pilot program under Regulation SHO with respect to a number of issuers, including IDACORP, Inc.  The pilot program commenced on May 2, 2005 and will continue until April 28, 2006.  During the pilot program, short sales will be effected without regard to the provisions of the tick test in Rule 10a-1(a) and without compliance with any short sale price tests of the New York Stock Exchange or the Pacific Exchange, where IDACORP, Inc. common stock is listed.  In the absence of any rule governing the price of short sales during the pilot program, there is a risk of increased volatility in IDACORP, Inc.'s stock, as well as the possibility of short selling at successively lower prices and the acceleration of a declining market for IDACORP, Inc. common stock.  There is also the risk of disparate trading activity within the industry, as certain issuers are subject to short sale price tests and others, such as IDACORP, Inc., are not.

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

Adverse results of income tax audits could reduce earnings.  In March 2005, the Internal Revenue Service began its examination of IDACORP's 2001 through 2003 tax years.  IDACORP and Idaho Power Company believe that they have made an adequate provision for income taxes and related interest charges for the open years 2001 through 2003. It is possible, however, that actual outcomes of the audits could differ materially from the amounts currently recorded, and the difference could reduce IDACORP's and Idaho Power Company's earnings and cash flows.

OVERVIEW OF SECOND QUARTER 2005 AND OUTLOOK:

This section provides an overview of recent developments in the most critical issues that IDACORP and IPC are facing, and discusses the significant items that affected IDACORP's and IPC's second quarter 2005 operating results.

Financial Results
IDACORP's basic and diluted earnings per share (EPS) for the quarter of $0.22 was a $0.12 per share decrease from 2004's $0.34 per share.  Net income for the quarter was $9 million, compared to $13 million in the second quarter of 2004.

IPC's quarterly contribution of $0.30 per share is $0.09 per share above last year, but was also reduced by the IDACORP share issuance.  Net income increased from $8 million to $13 million.  IPC's 2005 results reflect unusually wet and mild spring weather that significantly reduced electricity sales to irrigators.  These decreases were partially offset by the positive effects of rate increases that took place on June 1, 2004 and 2005, and continued strong customer growth.  The outlook for third quarter electricity sales is brighter, as summer temperatures have been significantly above normal in July, although hydro generation conditions remain below normal.  Included in 2004's results was a write off of approximately $10 million of plant costs disallowed during the Idaho general rate case.

IDACORP's non-regulated subsidiaries combined for a loss of  $0.08 per share, a decrease of $0.21 per share from last year.  IFS earned $0.06 per share in the second quarter of 2005, compared to $0.12 per share in 2004.  Other subsidiaries and the holding company combined for a net loss of $0.14 per share for the quarter, compared to a profit of $0.01 per share in 2004.  Second quarter 2005 results reflect the effects of intra-period tax allocations recorded at the holding company.  In accordance with interim reporting requirements, the estimated annual effective tax rate is used in determining tax expense for the quarter, which resulted in an intra-period allocation of income tax expense.  In 2004, several transactions with positive earnings impacts occurred at the non-regulated subsidiaries, but similar results were not realized for transactions in 2005.

Regulatory Matters
IPC had four IPUC rate matters that took effect on June 1, 2005:

Bennett Mountain:  In March 2005, IPC made provisional acceptance of the newly completed Bennett Mountain Power Plant.  This 164-megawatt (MW) plant serves as a peaking resource, primarily providing electricity to customers when supplies are the lowest and wholesale costs are highest.  On May 27, 2005, the IPUC approved a $9 million, or 1.84 percent, annual increase in rates.

Rate Case Tax Settlement:  In 2003, IPC filed for a general rate increase that took effect June 1, 2004.  A portion of that rate case involved IPC's income tax expense.  Subsequent to last year's June 1 rate change, IPC asked the IPUC to reconsider that portion of the case and the IPUC granted an ongoing income tax-related adjustment, and a one-year income tax-related adjustment that began on June 1, 2005.  Together, these tax related adjustments will increase rates by $23 million, or 4.45 percent (2.25 percent for the ongoing portion and 2.2 percent for the one-year portion).  The 2.2 percent portion is temporary and will expire on June 1, 2006.

Annual PCA filing:  On May 27, 2005, the IPUC approved IPC's 2005-2006 power cost adjustment (PCA) filing.  The filing held the PCA component of customer rates at the existing level, which currently recovers approximately $71 million above base rates, and deferred the recovery of $28 million of power supply costs until the next PCA filing to help mitigate the impacts of the increases related to Bennett Mountain and the rate case tax settlement.  By IPUC order, this year's PCA includes nearly $14 million related to the Irrigation Load Reduction Program that was in place in 2001.

IPC's PCA, Bennett Mountain and rate case tax settlement adjustments resulted in an average increase to customer rates of 6.3 percent on an annual basis.  Of this increase, 4.1 percent is an ongoing rate adjustment.

Energy Efficiency Tariff Rider: IPC charges an amount to each customer to provide funding for energy efficiency initiatives.  In December 2004, IPC filed a request to increase this charge from 0.5 percent of total base revenues to 1.5 percent effective June 1, 2005, and 2.4 percent effective June 1, 2007.  The IPUC approved IPC's requested June 1, 2005 change, which will increase the amounts collected from customers by $5 million, but deferred judgment on the proposed 2007 increase.

Emission Allowances
In June 2005, IPC filed applications with the IPUC and OPUC requesting blanket authorization for the sale of excess sulfur dioxide (SO2) emission allowances and an accounting order.  After approval, IPC may begin to sell surplus allowances.  Subsequent to any sales, IPC will seek approval from the IPUC and OPUC for the accounting treatment of these transactions, which will determine the allocation of proceeds between retail customers and shareholders.  Both commissions are currently considering these applications.

Environmental Issues
IPC is currently addressing and assessing the impact of a number of environmental matters, including water management issues such as the Eastern Snake Plain Aquifer recharge, environmental issues surrounding the relicensing of the company's hydroelectric facilities, emission allowances under the Clean Air Act and new rules regarding mercury emissions adopted under the Clean Air Act.

Power Supply Costs
IPC is experiencing its sixth consecutive year of below normal water conditions, and is relying more on wholesale power purchases than it would in a normal year.  Hydro generation forecasts have improved from earlier in the year, due to heavy precipitation in May, but overall water conditions remain below normal.  Generation at IPC's hydroelectric facilities is expected to be 6.3 million MWh in 2005, compared to 2004 generation of 6.0 million MWh and normal generation of 8.7 million MWh.  IPC expects power supply costs will remain high as long as below normal water conditions persist.  IPC's annual PCA filing included estimated power supply costs of $155 million.

Idaho Water Management Issues
The ongoing below normal water conditions have exacerbated a developing water conflict in Idaho between ground water and surface water irrigators.  Efforts have been underway since 2001 to find a solution to this conflict.  A March 2004 interim agreement between ground water and surface water interests stayed all administrative and legal proceedings to give the parties to the conflict one year to develop a solution.  In January 2005, however, surface water irrigators not a party to the interim agreement submitted a delivery call letter and filed a petition with the Idaho Department of Water Resources requesting delivery of their senior natural flow and storage rights and for the designation of the Eastern Snake Plain Aquifer as a ground water management area.  IPC is monitoring and participating in this process to protect its interests.

One proposed solution to the existing conflict between ground and surface water interests is aquifer recharge - diverting surface water to porous surface locations and permitting it to sink into the aquifer.  At times, however, aquifer recharge can conflict with existing water rights and is inconsistent with state law.  In April 2005, the Idaho legislature passed a resolution directing the Natural Resources Interim Committee, along with the Idaho Water Resources Board, to work with interested parties to develop a plan to implement an effective recharge program for the Eastern Snake Plain Aquifer, along with recommendations for necessary legislative changes to implement and fund such programs.  The interim committee held its first meeting in June 2005.  IPC is participating in this process as necessary to protect its existing hydroelectric generation water rights.

Relicensing
On March 25, 2005, IPC received from the FERC a new 30-year operating license for its Malad project.  The FERC's financial impacts analysis in the new license estimates the annual costs of measures and operations-related expenses, as licensed, will be $2 million.

IPC's most significant ongoing relicensing effort is the Hells Canyon Complex, which provides approximately two-thirds of IPC's hydroelectric generating capacity and 40 percent of its total generating capacity.  IPC is continuing to work with a number of interested parties on environmental and operational issues related to this relicensing effort.  IPC expects to submit a comprehensive settlement proposal to the parties in August 2005.  The objective remains to develop a comprehensive agreement for the relicensing of the Hells Canyon Complex as soon as possible.

Legal Issues
IDACORP, IPC and IE have been named as defendants in a number of legal cases.  On June 30, 2005, the Alves Dairy case was dismissed, with prejudice, pursuant to an agreed resolution of the matter by the plaintiffs and IPC.  The amounts payable by IPC pursuant to the resolution, less a deductible, were covered by insurance and did not have a material adverse effect on IDACORP's or IPC's consolidated financial position, results of operations, or cash flows.

IDACORP and certain of its directors and officers have been named as defendants in shareholder lawsuits.  Oral argument on the defendants' motion to dismiss these lawsuits was held on May 19, 2005.

Energy Policy Act of 2005
The President is expected to sign the Energy Policy Act of 2005 into law.  The Energy Policy Act of 2005 contains a number of provisions, some of which will have an impact on IPC.  IPC is currently studying the Act to determine its effects on the Company.

CRITICAL ACCOUNTING POLICIES:

IDACORP's and IPC's discussion and analysis of their financial condition and results of operations are based upon their consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles.  The preparation of these financial statements requires IDACORP and IPC to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  On an ongoing basis, IDACORP and IPC evaluate these estimates including those estimates related to rate regulation, benefit costs, contingencies, litigation, impairment of assets, income taxes, restructuring costs and bad debt.  These estimates are based on historical experience and on other assumptions and factors that are believed to be reasonable under the circumstances, and are the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  IDACORP and IPC, based on their ongoing reviews, make adjustments when facts and circumstances dictate.

IDACORP's and IPC's critical accounting policies are reviewed by the Audit Committee of the Board of Directors.  These policies are discussed in more detail in the Annual Report on Form 10-K for the year ended December 31, 2004, and have not changed materially from that discussion.

RESULTS OF OPERATIONS:

This section of the MD&A takes a closer look at the significant factors that affected IDACORP's and IPC's earnings during the three and six months ended June 30, 2005.  In this analysis, the results for 2005 are compared to the same periods in 2004.  The analysis is organized by IDACORP's reportable segments, which are IPC's utility operations and IFS.  The following table presents the contribution to IDACORP's EPS by each of the reportable segments, as well as for the holding company and its other subsidiaries combined, for the three and six months ended June 30:

EPS of common stock	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Utility operations *	$0.30	$0.21	$0.81	$0.72
IFS *	0.06	0.12	0.12	0.19
Other *	(0.14)	0.01	(0.16)	(0.06)
Total EPS	$0.22	$0.34	$0.77	$0.85

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

IPC's system is dual peaking, with the larger peak demand generally occurring in the summer.  IPC's record system peak of 2,963 MW occurred on July 12, 2002.  Peak demand so far in 2005 was 2,961 MW on July 22, 2005.  IPC was able to meet system load requirements and off-system sales requirements and had sufficient system reserves in place.  IPC's 2004 Integrated Resource Plan (IRP) reports that customers' use of electricity continues to grow during the summer months.  IPC projects that summer peaks could grow by an average of 2.5 percent per year over the ten-year IRP planning period.

The following table presents IPC's system generation for the three and six months ended June 30:

	Three months ended June 30,				Six months ended June 30,
			% of Total				% of Total
	MWh		Generation		MWh		Generation
	2005	2004	2005	2004	2005	2004	2005	2004
Hydroelectric	1,942	1,619	55%	52%	3,324	3,370	50%	50%
Thermal	1,562	1,496	45%	48%	3,339	3,409	50%	50%
Total system generation	3,504	3,115	100%	100%	6,663	6,779	100%	100%

Streamflow conditions have remained below average in 2005, but above average precipitation this spring has resulted in an improved water supply outlook.  The National Weather Service Northwest River Forecast Center reports that the January through June inflow into Brownlee Reservoir was 51 percent of average.  The 2004-05 weighted average snowpack for the Snake River Basin above Brownlee Reservoir reached its maximum accumulation on April 5 at 69 percent of the average peak accumulation.  Storage in selected reservoirs upstream of Brownlee Reservoir was 95 percent of average at the end of June.

Actual observed Brownlee Reservoir inflow for the April-through-July period is 3.6 million acre-feet (maf).  This inflow volume is 56 percent of the 30-year average of 6.3 maf and reflects the sixth consecutive year of below average inflow.  Generation from IPC's hydroelectric facilities is expected to be 6.3 million MWh in 2005, compared to 6.0 million MWh in 2004 and normal generation of 8.7 million MWh.

As noted in IDACORP's and IPC's quarterly report on Form 10-Q for the quarter ended March 31, 2005, the estimate of normal hydroelectric generation has been reduced to 8.7 million MWh based on updated studies recently conducted by the Idaho Department of Water Resources (IDWR).  The purpose of these studies was to develop an updated hydrologic record for the Snake River Basin that is standardized to reflect the current level of development and current operating practices in the basin.  Because of changing hydrologic conditions in the basin associated with its level of development, the standardized streamflow record has largely declined from levels assumed by earlier IDWR studies.  As a consequence, IPC's computed estimate of normal hydroelectric generation has also declined.

General Business Revenue:  The following table presents IPC's general business revenues and MWh sales for the three and six months ended June 30:

	Three months ended June 30,
	Revenue		MWh
	2005	2004	2005	2004
Residential	$60,599	$54,282	955	897
Commercial	41,540	38,713	867	829
Industrial	28,101	27,399	836	789
Irrigation	20,343	37,911	361	755
Total	$150,583	$158,305	3,019	3,270

	Six months ended June 30,
	Revenue		MWh
	2005	2004	2005	2004
Residential	$139,375	$132,009	2,283	2,259
Commercial	81,432	78,836	1,754	1,723
Industrial	55,114	55,062	1,668	1,615
Irrigation	21,032	38,555	373	765
Total	$296,953	$304,462	6,078	6,362

Rates:  Higher rates in effect in 2005 increased general business revenue $5 million over the same quarter last year and $8 million year-to-date.  The increased 2005 rates result from several rate proceedings discussed in more detail below in "REGULATORY MATTERS."  Approximately $2 million of the general business revenue increase represents collection of previously recorded revenues from the irrigation load reduction program and rate case tax settlement.  This revenue is offset by a reduction to other revenues in the same amount.

Usage:  Wet spring weather lowered sales in the second quarter by approximately $20 million compared to 2004. Rainfall in IPC's service territory in the second quarter was double that of last year, reducing sales to irrigation customers.   Year-to-date, the wetter spring and milder winter temperatures combined to reduce general business revenues approximately $27 million.

Customers:  An increase in general business customers improved revenue $7 million for the quarter and $12 million year-to-date, as IPC continues to experience strong customer growth in its service territory.

Off-system sales:  Off-system sales consist primarily of long-term sales contracts and opportunity sales of surplus system energy.  The following table presents IPC's off-system sales for the three and six months ended June 30.

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenue	$38,872	$36,809	$71,085	$64,930
MWh sold	1,037	975	1,682	1,649
Revenue per MWh	$37.48	$37.74	$42.26	$39.38

During the first few months of 2005, weakened regional hydroelectric generating conditions and higher natural gas prices drove wholesale electricity prices higher than in 2004, resulting in higher prices received from off-system sales.

Other revenues: As a result of the IPUC order approving the settlement agreement related to the calculation of IPC's test year income tax expense in the 2003 Idaho general rate case, IPC recorded monthly, for the period June 1, 2004 through May 31, 2005, other revenues and a corresponding regulatory asset of approximately $12 million.  Beginning in June 2005, this regulatory asset is being recovered in rates (and presented in general business revenue), with a corresponding reduction to other revenues.  The net effect on other revenue was a $1 million increase in the second quarter of 2005 and a $3 million increase year-to-date.

Also, beginning in June 2005, IPC began collecting in general business revenues amounts related to a load reduction program.  An offsetting reduction to other revenues of approximately $1 million was recorded in the second quarter of 2005.

Purchased power:  The following table presents IPC's purchased power for the three and six months ended June 30:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Purchases	$36,929	$64,766	$81,007	$83,270
MWh purchased	838	1,527	1,684	1,948
Cost per MWh purchased	$44.07	$42.41	$48.09	$42.75

Purchased power expense declined significantly compared to the second quarter of last year because of decreased system loads and increased system generation.

Fuel expense:  The following table presents IPC's fuel expenses and generation at its thermal generating plants for the three and six months ended June 30:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Fuel expense	$24,369	$21,569	$49,465	$49,073
Thermal MWh generated	1,562	1,496	3,339	3,409
Cost per MWh	$15.60	$14.43	$14.82	$14.40

For the quarter, fuel expense increased due to a four percent increase in generation and a three percent increase in costs at the coal-fired plants, and also due to the addition of the Bennett Mountain gas-fired plant on April 1, 2005.  The increase in coal-fired generation is due primarily to increased generation from the Boardman plant, where the planned maintenance outage in 2005 was significantly shorter than in 2004.  In addition, the Bennett Mountain gas-fired plant is operated as a peaking resource and, consequently, has higher cost per MWh than the coal-fired plants operated as baseload resources.

PCA:  PCA expense represents the effect of IPC's PCA regulatory mechanism, which is discussed in more detail below in "REGULATORY MATTERS - Deferred Net Power Supply Costs."

So far in 2005, net power supply costs, which are fuel and purchased power less off-system sales, have exceeded the amounts in the annual PCA forecasts, resulting in the deferral of a portion of those costs to subsequent rate years when they are to be recovered in rates.  During the second quarter, however, the PCA forecast exceeded net power supply costs, resulting in a reduction of the deferral.  The current year deferral is primarily the result of increased power purchases in the first quarter of 2005.  Year-to-date net power supply costs absorbed by IPC and not recovered under the Idaho PCA and Oregon Excess Power Cost mechanisms decreased by $1.5 million from the $7.1 million absorbed during the same period in 2004.

As the deferred revenues are being recovered in rates, the deferred balances are amortized.

The following table presents the components of PCA expense for the three and six months ended June 30:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Current year power supply cost accrual (deferral)	$3,382	$(13,549)	$(12,544)	$(13,414)
Amortization of prior year authorized balances	9,033	11,803	20,542	24,232
Total power cost adjustment	$12,415	$(1,746)	$7,998	$10,818

Other operating and maintenance expenses:  O&M expenses did not vary materially from the amounts recorded in the corresponding periods of the prior year.  IPC projects that its 2005 operating expenses will total approximately $244-$248 million.

IFS
IFS contributed $0.06 per share in the second quarter of 2005, compared to $0.12 per share in the second quarter of 2004.  The decrease is due principally to a net $2 million gain recorded in April 2004 from the sale of an investment in the El Cortez Hotel in San Diego, California.  The remainder of IFS' income is derived principally from the generation of federal income tax credits and tax depreciation benefits related to its investments in affordable housing and historic rehabilitation developments.  IFS generated $5 million of tax credits in the second quarter of both 2005 and 2004, and $10 million year-to-date in both years, and expects to continue generating tax benefits near current levels.

INCOME TAXES:

Status of Audit Proceedings
In March 2005, the Internal Revenue Service began its examination of IDACORP's 2001 through 2003 tax years.  Management believes that an adequate provision for income taxes and related interest charges has been made for the open years 2001 and after.  The accrued amounts are classified as a current liability in taxes accrued.

Income Tax Rate
In accordance with interim reporting requirements, IDACORP and IPC use an estimated annual effective tax rate for computing their provisions for income taxes on an interim basis.  IDACORP's effective rate for the six months ended June 30, 2005 was 4.8 percent, compared to 3.8 percent for the six months ended June 30, 2004.  IPC's effective tax rate for the six months ended June 30, 2005 was 35.4 percent, compared to 31.6 percent for the six months ended June 30, 2004.  The difference in estimated annual effective rates is primarily due to the timing and amount of regulatory flow-through tax adjustments at IPC, variation in the level of pre-tax earnings at IPC, and the impact of tax credits at IFS.

Accounting for Uncertain Tax Positions
On July 14, 2005, the FASB released an Exposure Draft for its proposed Interpretation clarifying the accounting for uncertain tax positions in accordance with FASB Statement No. 109, "Accounting for Income Taxes."  The proposed guidance addresses the recognition, measurement, classification, and disclosure issues related to the recording of financial statement benefits for income tax positions that have some degree of uncertainty.

The proposed effective date is the first fiscal year ending after December 15, 2005.  Any adjustments resulting from the application of the proposed Interpretation would be recognized as a cumulative effect of a change in accounting principle.  The FASB has provided a 60-day comment period, which ends September 12, 2005.  Management is unable to predict the final action by the FASB, but is currently assessing the provisions of this proposed Interpretation.

LIQUIDITY AND CAPITAL RESOURCES:

Operating Cash Flows
IDACORP's and IPC's operating cash flows for the six months ended June 30, 2005 were $66 million and $69 million, respectively.

IDACORP's and IPC's operating cash flows decreased $24 million and $20 million, respectively, compared to 2004.  The decreases were mainly related to the timing of cash disbursements made in 2005 for December 2004 payable balances, including $9 million in employee incentive compensation paid during the first quarter of 2005.  There was no similar employee incentive plan payout in 2004.

In 2005, net cash provided by operating activities will be driven by IPC, where general business revenues and the costs to supply power to general business customers have the greatest impact on operating cash flows. As IPC's service territory continues to experience below normal water conditions, IPC expects to continue to rely on higher-cost thermal generation and wholesale power purchases to meet its energy needs for the rest of 2005.  While a significant portion of the deferred power supply costs are expected to be recovered through IPC's PCA mechanism, recovery will not take place until the 2006-2007 PCA year.

Working Capital
Changes in working capital are due primarily to timing and normal business activity.

Contractual Obligations
IDACORP's contractual cash obligations have increased from $3.0 billion at December 31, 2004 to $3.3 billion at June 30, 2005.  This change is primarily due to an increase in IPC's contractual cash obligations, which increased from $2.9 billion at December 31, 2004 to $3.2 billion at June 30, 2005.  The most significant changes from IPC's December 31, 2004 reported amounts are cogeneration and small power production (CSPP), which increased $246 million, and fuel supply agreements, which increased $34 million.  The increase in CSPP is primarily due to the addition of six wind energy contracts.  The increase in fuel supply agreements is due to new multi-year coal supply agreements for the Valmy generating facility as well as natural gas contracts to supply IPC's Bennett Mountain facility.  Of IPC's overall increase in contractual cash obligations from December 31, 2004, to June 30, 2005, $41 million will be due in one year or less, $41 million will be due between one and three years, $27 million will be due between three and five years and $186 million will be due in more than five years.

Capital Requirements
IDACORP's internal cash generation after dividends is expected to provide less than the full amount of total capital requirements for 2005 through 2007.  The contribution from internal cash generation is dependent primarily upon IPC's cash flows from operations, which are subject to risks and uncertainties relating to weather and water conditions, and IPC's ability to obtain rate relief to cover its operating costs.  IDACORP's internally generated cash, after dividends, is expected to provide approximately 70 percent of 2005 capital requirements, where capital requirements are defined as utility construction expenditures, excluding Allowance for Funds Used During Construction (AFDC), plus other regulated and non-regulated investments.  This excludes mandatory or optional principal payments on debt obligations.  IDACORP and IPC expect to continue financing the utility construction program and other capital requirements with internally generated funds and with increased reliance on externally financed capital.

The current expectation of approximately 70 percent of 2005 capital requirements is an increase from the 60 percent reported in IDACORP's and IPC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.  This increase is due to more favorable precipitation occurring in late spring.

Utility Construction Program:  Utility construction expenditures were $86 million for the six months ended June 30, 2005 compared to $83 million for the six months ended June 30, 2004.  The increase is due to expenditures related to the Bennett Mountain Power Plant, which was operational and provisionally accepted on March 31, 2005.  This plant is discussed in more detail later in "REGULATORY MATTERS - IPUC Rate Proceedings - Bennett Mountain Power Plant."

As reported in IDACORP's and IPC's Annual Report on Form 10-K for the year ended December 31, 2004, IPC's total construction expenditures are expected to be $672 million, excluding AFDC, from 2005 through 2007.  At that time, IPC expected to spend approximately $202 million, excluding AFDC, in 2005.  IPC currently expects to spend between $190 million and $200 million, excluding AFDC.  The decrease is due to the timing of certain construction expenditures; however, the estimate of $672 million over the three-year period has not changed.

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

Financing Programs
Credit facilities:  On May 3, 2005, IDACORP entered into a $150 million five-year credit agreement with various lenders, Wachovia Bank, National Association, as joint lead arranger and administrative agent and JP Morgan Chase Bank, NA, as joint lead arranger and syndication agent and Wachovia Capital Markets, LLC and J.P. Morgan Securities Inc., as joint lead arrangers and joint book runners (IDACORP Facility).  The IDACORP Facility replaced IDACORP's $150 million facility that was to expire on March 16, 2007. The IDACORP Facility, which will be used for general corporate purposes and commercial paper back-up, will terminate on March 31, 2010.  The IDACORP Facility provides for the issuance of loans and standby letters of credit not to exceed the aggregate principal amount of $150 million, provided that the aggregate amount of the standby letters of credit may not exceed $75 million.

Under the terms of the IDACORP Facility, IDACORP may borrow floating rate advances and eurodollar rate advances.  The floating rate is equal to the higher of (i) the prime rate announced by Wachovia Bank or its parent and (ii) the sum of the federal funds effective rate for such day plus 1/2 percent per annum, plus, in each case, an applicable margin.  The eurodollar rate is based upon the British Bankers' Association interest settlement rate for deposits in U.S. dollars published on the Telerate Page 3750 (or any successor page) as adjusted by the applicable reserve requirement for Eurocurrency liabilities imposed under Regulation D of the Board of Governors of the Federal Reserve System, for periods of one, two, three or six months plus the applicable margin.  The applicable margin is based on IDACORP's rating for senior unsecured long-term debt securities without third-party credit enhancement as provided by Moody's Investors Services (Moody's) and Standard & Poor's Ratings Service (S&P).  The applicable margin for the floating rate advances is zero percent unless IDACORP's rating falls below Baa3 from Moody's or BBB- from S&P, at which time it would equal 0.50 percent.  The applicable margin for eurodollar rate advances ranges from 0.27 percent to 0.875 percent depending upon the credit rating.  In addition to the applicable margin, if the outstanding aggregate credit exposure exceeds 50 percent of the facility amount, IDACORP would pay a utilization fee ranging from 0.10 percent to 0.125 percent on outstanding loans depending on the credit rating.  At June 30, 2005, the applicable margin was zero percent for floating rate advances and 0.425 percent for eurodollar rate advances and 0.125 percent for a utilization fee.  A facility fee, payable quarterly by IDACORP, is calculated on the average daily aggregate commitment of the lenders under the IDACORP Facility and is also based on IDACORP's rating from Moody's or S&P as indicated above.  At June 30, 2005, the facility fee was 0.15 percent.

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

On May 3, 2005, IPC entered into a $200 million five-year credit agreement with various lenders, Wachovia Bank, National Association, as joint lead arranger and administrative agent and JP Morgan Chase Bank, NA, as joint lead arranger and syndication agent and Wachovia Capital Markets, LLC and J.P. Morgan Securities Inc., as joint lead arrangers and joint book runners (IPC Facility).  The IPC Facility replaced IPC's $200 million credit agreement that was to expire on March 16, 2007.  The IPC Facility, which expires on March 31, 2010, will be used for general corporate purposes and commercial paper back-up.  The IPC facility provides for the issuance of loans and standby letters of credit not to exceed the aggregate principal amount of $200 million, provided that the aggregate amount of the standby letters of credit may not exceed $100 million.  Under the terms of the IPC Facility, IPC may borrow floating rate advances and eurodollar rate advances.  The methods of calculating the floating rate and the eurodollar rate are the same as set forth above for the IDACORP Facility.  The applicable margin for the IPC Facility is also dependent upon IPC's rating for senior unsecured long-term debt securities without third-party credit enhancement as provided by Moody's and S&P.  At June 30, 2005, the applicable margin for the IPC Facility was zero percent for floating rate advances and 0.35 percent for eurodollar rate advances and 0.125 percent for a utilization fee.  A facility fee, payable quarterly by IPC, is calculated on the average daily aggregate commitment of the lenders under the IPC Facility and is also based on IPC's rating from Moody's or S&P as indicated above.  At June 30, 2005, the facility fee was 0.125 percent.

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

A ratings downgrade would result in an increase in the cost of borrowing, but would not result in any default or acceleration of the debt under the IPC Facility.  If there is a ratings downgrade below investment grade (BBB- or higher by S&P and Baa3 or higher by Moody's), then IPC's authority for continuing borrowings under its regulatory approvals issued by the IPUC and the OPUC must be extended or renewed during the occurrence of the ratings downgrade.   The Oregon statutes, however, permit the issuance or renewal of indebtedness maturing not more than one year after the date of such issue or renewal without approval of the OPUC.  In an order issued May 6, 2005, the IPUC clarified that IPC's authority will not terminate but will continue for a period of 364 days from any downgrade below investment grade.

At June 30, 2005, no loans were outstanding under the IDACORP Facility or IPC Facility.

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

Debt Covenants:  The IDACORP Facility and the IPC Facility each contain a covenant requiring each company to maintain a leverage ratio of consolidated indebtedness to consolidated total capitalization of no more than 65 percent as of the end of each fiscal quarter.   At June 30, 2005, the leverage ratios for both IDACORP and IPC were 52 percent.  At June 30, 2005, IDACORP was in compliance with all other covenants of the IDACORP Facility and IPC was in compliance with all other covenants of the IPC Facility.

Other covenants in the IDACORP Facility include (i) prohibitions against investments and acquisitions by IDACORP or any subsidiary without the consent of the required lenders subject to exclusions for investments in cash equivalents or securities of IDACORP, investments by IDACORP and its subsidiaries in any business trust controlled, directly or indirectly, by IDACORP to the extent such business trust purchases securities of IDACORP, investments and acquisitions related to the energy business or other business of IDACORP and its subsidiaries not exceeding $500 million in the aggregate at any one time outstanding (provided that investments in non-energy related businesses do not exceed $150 million), investments by IDACORP or a subsidiary in connection with a permitted receivables securitization (as defined in the IDACORP Facility), (ii) prohibitions against IDACORP or any material subsidiary merging or consolidating with any other person or selling or disposing of all or substantially all of its property to another person without the consent of the required lenders, subject to exclusions for mergers into or dispositions to IDACORP or a wholly owned subsidiary and dispositions in connection with a permitted receivables securitization, (iii) restrictions on the creation of certain liens by IDACORP or any material subsidiary subject to exceptions, including the lien of IPC's first mortgage indebtedness and (iv) prohibitions on any material subsidiary entering into any agreement restricting its ability to declare or pay dividends to IDACORP except pursuant to a permitted receivables securitization.

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

Long-term financings:  On April 20, 2005, IPC entered into a forward-starting interest rate swap agreement, totaling $60 million, in order to manage the risk of changes in interest rates affecting the amount of future interest payments.  This interest rate swap agreement relates to the anticipated issuance of first mortgage bonds to refinance the $60 million 5.83% First Mortgage Bonds that mature in September 2005. Under the terms of this agreement, the value of the interest rate swap is determined based upon IPC paying a fixed rate and receiving a variable rate based on LIBOR for a 30 year term beginning in September 2005.  The interest rate swap agreement provides for a mandatory early settlement date of September 30, 2005.  The agreement has been accounted for in accordance with Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities" and is recorded at fair value.  IPC expects to defer any gains or losses from the settlement of the interest rate swap agreement and related expenses for recovery through the regulatory process.  At June 30, 2005 the interest rate swap had an unrealized loss of $4.1 million, which has been deferred as an asset with a corresponding derivative liability recorded in other current liabilities.

In April 2005, with the goal of adding additional common equity to its capital structure, IDACORP began using original issue common stock in its Dividend Reinvestment and Stock Purchase Plan, rather than purchasing this stock on the open market.  Approximately 52,000 shares were issued in the second quarter.  Beginning in August 2005, IDACORP will also begin using original issue common stock for its 401(k) plan.

See Note 4 to IDACORP's Consolidated Financial Statements for more information regarding long-term financings.

Subsidiary Financing
IdaTech and IDACOMM are each seeking to raise additional funds from private sources in 2005 for the ongoing funding of their respective operations.  IdaTech and IDACOMM cannot presently determine what level of private funding may be raised, or what equity interest in the respective companies may be issued in connection with the funding.

LEGAL AND ENVIRONMENTAL ISSUES:

Legal and Other Proceedings
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

The new complaint alleges that during the class period IDACORP and/or certain of its officers and/or directors made materially false and misleading statements or omissions about its business operations, and specifically the IE financial outlook, in violation of Rule 10b-5, thereby causing investors to purchase IDACORP's common stock at artificially inflated prices.  The new complaint alleges that IDACORP failed to disclose and misrepresented the following material adverse facts which were known to it or recklessly disregarded by it: (1) IDACORP falsely inflated the value of energy contracts held by IE in order to report higher revenues and profits; (2) IDACORP permitted IPC to inappropriately grant native load priority for certain energy transactions to IE; (3) IDACORP failed to file 13 ancillary service agreements involving the sale of power for resale in interstate commerce that it was required to file under Section 205 of the Federal Power Act; (4) IDACORP failed to file 1,182 contracts that IPC assigned to IE for the sale of power for resale in interstate commerce that IPC was required to file under Section 203 of the Federal Power Act; (5) IDACORP failed to ensure that IE provided appropriate compensation from IE to IPC for certain affiliated energy transactions; and (6) IDACORP permitted inappropriate sharing of certain energy pricing and transmission information between IPC and IE.  These activities allegedly allowed IE to maintain a false perception of continued growth that inflated its earnings.  In addition, the new complaint alleges that those earnings press releases, earnings release conference calls, analyst reports and revised earnings guidance releases issued during the class period were false and misleading.  The action seeks an unspecified amount of damages, as well as other forms of relief.  IDACORP and the other defendants filed a consolidated motion to dismiss on February 9, 2005, and the plaintiffs filed their opposition to the consolidated motion to dismiss on March 28, 2005.  IDACORP and the other defendants filed their response to the plaintiff's opposition on April 29, 2005 and oral argument on the motion was held on May 19, 2005.

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

IDACORP, IPC and IE removed this action from the state court to the U.S. District Court for the Western District of Washington at Tacoma.  On November 12, 2002, the companies filed a motion to dismiss Grays Harbor's complaint, asserting that the U.S. District Court lacked jurisdiction because the FERC has exclusive jurisdiction over wholesale power transactions and thus the matter is preempted under the Federal Power Act and barred by the filed-rate doctrine.  The court ruled in favor of the companies' motion to dismiss and dismissed the case with prejudice on January 28, 2003.  On February 25, 2003, Grays Harbor filed a Notice of Appeal, appealing the final judgment of dismissal to the U.S. Court of Appeals for the Ninth Circuit.  On August 10, 2004, the Ninth Circuit affirmed the dismissal of Grays Harbor's complaint, finding that Grays Harbor's claims were preempted by federal law and were barred by the filed-rate doctrine.  The court also remanded the case to allow Grays Harbor leave to amend its complaint to seek declaratory relief only as to contract formation, and held that Grays Harbor could seek monetary relief, if at all, only from the FERC, and not from the courts.  IDACORP, IPC and IE sought rehearing from the Ninth Circuit arguing that the court erred in granting leave to amend the complaint as such a declaratory relief claim would be preempted and would be barred by the filed-rate doctrine.  The Ninth Circuit denied the rehearing request on October 25, 2004, and the decision became final on November 12, 2004.  On that same date, the companies took steps to have the case transferred and consolidated with other similar cases arising out the California energy crisis currently pending before the Honorable Robert H. Whaley, sitting by designation in the Southern District of California and presiding over Multidistrict Litigation Docket No. 1405, regarding California Wholesale Electricity Antitrust Litigation.  On November 18, 2004, Grays Harbor filed an amended complaint alleging that the contract was formed under circumstances of "mistake" as to an "artificial . . . power shortage."  Grays Harbor asks that the contract therefore be declared "unenforceable" and found "unconscionable."  On December 23, 2004, the Judicial Panel on Multidistrict Litigation conditionally transferred the case to Judge Whaley.  Grays Harbor sought to vacate the transfer; however, on April 18, 2005, the Judicial Panel on Multidistrict Litigation ordered the case transferred.  On May 18, 2005, IDACORP, IPC and IE filed a motion to dismiss the amended complaint.  The motion is scheduled to be heard on September 29, 2005.  The companies intend to vigorously defend their position and believe this matter will not have a material adverse effect on their consolidated financial positions, results of operation, or cash flows.

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

All defendants, including IPC and IDACORP, moved to dismiss the complaint in lieu of answering it.  The motions were based on the ground that the complaint seeks to set alternative electrical rates, which are exclusively within the jurisdiction of the FERC and are barred by the filed-rate doctrine.  A hearing on the motion to dismiss was heard on March 26, 2004.  On May 28, 2004, the court granted IPC's and IDACORP's motion to dismiss.  In June 2004, the Port of Seattle appealed the court's decision to the U.S. Court of Appeals for the Ninth Circuit.  The appeal has been fully briefed, however no date has yet been set for oral argument.  The companies intend to vigorously defend their position in this proceeding and believe this matter will not have a material adverse effect on their consolidated financial positions, results of operations or cash flows.

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

The companies' motion to dismiss the complaint was granted on February 11, 2005.  Wah Chang appealed to the Ninth Circuit on March 10, 2005.  The Ninth Circuit set a briefing schedule on the appeal, requiring Wah Chang's opening brief to be filed by July 6, 2005.  On May 18, 2005, Wah Chang filed a motion to stay the appeal or in the alternative to voluntarily dismiss the appeal without prejudice to reinstatement.  The companies opposed the motion and filed a cross-motion asking the Court to summarily affirm the district court's order of dismissal.  On July 8, 2005, the Ninth Circuit denied Wah Chang's motion and also denied the companies' motion for summary affirmance without prejudice to renewal following the filing of Wah Chang's opening brief.  The Ninth Circuit also set a revised briefing schedule on the appeal, requiring Wah Chang's opening brief to be filed by August 22, 2005 and the companies' opposition brief to be filed by September 21, 2005.  Wah Chang will then have 14 days from the date of service of the companies' opposition brief to file an optional reply brief.  The companies intend to vigorously defend their position in this proceeding and believe this matter will not have a material adverse effect on their consolidated financial positions, results of operations or cash flows.

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

On September 8, 2004, this case was transferred and consolidated with other similar cases currently pending before the Honorable Robert H. Whaley, sitting by designation in the Southern District of California and presiding over Multidistrict Litigation Docket No. 1405, regarding California Wholesale Electricity Antitrust Litigation.  The companies' motion to dismiss the complaint was granted on February 11, 2005.  The City of Tacoma appealed to the Ninth Circuit on March 10, 2005.  In accordance with the Ninth Circuit's briefing schedule on the appeal, the City of Tacoma filed its opening brief on June 27, 2005.  The companies' and other defendants' opposition brief is was filed on July 26, 2005.  The City of Tacoma has until August 9, 2005, to file an optional reply brief.  The companies intend to vigorously defend their position in this proceeding and believe this matter will not have a material adverse effect on their consolidated financial positions, results of operations or cash flows.

Powerex:  On August 31, 2004, Powerex Corp., the wholly owned power marketing subsidiary of BC Hydro, a Crown Corporation of the province of British Columbia, Canada, filed a lawsuit against IE and IDACORP in the U.S. District Court for the District of Idaho.  Powerex Corp. alleges that IE breached an oral and written contract regarding the assignment of transmission capacity for electric power by IE to Powerex Corp. for a 14 month period and for intentional interference with Powerex Corp.'s alleged contract with IE.  Powerex Corp. seeks unspecified general and special damages.  On November 29, 2004, the companies filed an answer to Powerex Corp.'s complaint, denying all liability to the plaintiffs, and asserting certain affirmative defenses.  The parties are currently engaged in discovery.  A trial date for the matter has not been set.  The companies intend to vigorously defend their position in this proceeding but cannot predict the outcome of this matter.

Western Energy Proceedings at the FERC:  IE and IPC are involved in a number of FERC proceedings arising out of the western energy situation in California and claims that dysfunctions in the organized California markets contributed to or caused unjust and unreasonable prices in Pacific Northwest spot markets, and may have been the result of manipulations of gas or electric power markets.  They include proceedings involving: (1) the chargeback provisions of the California Power Exchange (CalPX) participation agreement, which was triggered when a participant defaulted on a payment to the CalPX.  Upon such a default, other participants were required to pay their allocated share of the default amount to the CalPX.  This provision was first triggered by the Southern California Edison default and later by the Pacific Gas and Electric Company default.  The FERC has ordered the CalPX to hold the chargeback funds and that such funds may be used to make-up individual seller shortfalls in their CalPX account at the conclusion of the California Refund proceeding.  One party has appealed this order to the D.C. Circuit Court of Appeals.  (2) efforts by the State of California to obtain refunds for a portion of the spot market sales prices from sellers of electricity into California from October 2, 2000 through June 20, 2001.  California is claiming that the prices were not just and reasonable and were not in compliance with the Federal Power Act.  The FERC issued an order on refund liability on March 26, 2003 which multiple parties, including IE, sought rehearing on.  On October 16, 2003, the FERC denied the requests for rehearing and required the California Independent System Operator (Cal ISO) to make a compliance filing regarding refund amounts within five months, which has since been delayed until at least the fourth quarter of 2005.  On May 12, 2004, the FERC issued an order clarifying its earlier refund orders and denying a request by certain parties to present as evidence an earlier settlement between the California Public Utilities Commission and El Paso related to manipulation of gas pipeline capacity claiming that the settlement dollars California is receiving from El Paso ($1.69 billion) are duplicative of the FERC order changing the gas component of its refund methodology.  The FERC denied requests for rehearing on November 23, 2004.   On December 2, 2003, IE and others petitioned the United States Court of Appeals for the Ninth Circuit for review of the FERC's orders on California refunds.  As additional FERC orders have been issued, further petitions for review have been filed, including by IE, and have been consolidated with the appeals already pending before the Ninth Circuit.  On September 21, 2004, the Ninth Circuit convened the first of its case management proceedings, a procedure reserved to help organize complex cases.  On October 22, the Ninth Circuit severed several issues related to the FERC's refund jurisdiction, established a schedule for briefing and held oral argument on April 12 and 13, 2005.  On May 26, 2005, the California Parties filed a motion with the FERC to submit additional evidence.  A number of parties are opposing this motion.  At June 30, 2005, with respect to the CalPX chargeback and the California Refund proceedings discussed above, the CalPX and the Cal ISO owed $14 million and $30 million, respectively, for energy sales made to them by IPC in November and December 2000.  IE has accrued a reserve of $42 million against these receivables.  This reserve was calculated taking into account the uncertainty of collection, given the California energy situation.  Based on the reserve recorded as of June 30, 2005, IDACORP believes that the future collectibility of these receivables or any potential refunds ordered by the FERC would not have a material adverse effect on its consolidated financial position, results of operations or cash flows; (3) the Pacific Northwest refund proceedings wherein it was argued that the spot market in the Pacific Northwest was affected by the dysfunction in the California market, warranting refunds.  The FERC rejected this claim on June 25, 2003, and denied rehearing on November 11, 2003 and February 9, 2004.  The FERC orders were appealed to the Ninth Circuit, which established a briefing schedule under which final briefs were submitted in May 2005.  There presently is no date set for oral argument.  IE and IPC are unable to predict the outcome of these matters; and (4) two FERC show cause orders which resulted from a ruling of the Ninth Circuit that the FERC permit the California parties in the California refund proceeding to submit materials to the FERC demonstrating market manipulation by various sellers of electricity into California.  On June 25, 2003, the FERC ordered a large number of parties including IPC to show cause why certain trading practices did not constitute gaming ("gaming") or anomalous market behavior ("partnership") in violation of the Cal ISO and CalPX Tariffs.  On October 16, 2003, IPC reached agreement with the FERC Staff on the show cause orders.  The "gaming" settlement was approved by the FERC on March 3, 2004.  The FERC approved the motion to dismiss the "partnership" proceeding on January 23, 2004.  Although the orders establishing the scope of the show cause proceedings are presently the subject of review petitions in the Ninth Circuit, the order dismissing IPC from the "partnership" proceedings was not the subject of rehearing requests.  Eight parties have requested rehearing of the FERC's March 3, 2004 order approving the "gaming" settlement but the FERC has not yet acted on those requests.

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

These matters are discussed in more detail in Note 5 to IDACORP's and IPC's Consolidated Financial Statements.

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

Other Legal Issues
Idaho Power Company Transmission Line Rights-of-Way Across Fort Hall Indian Reservation:  On June 17, 2005, the Bureau of Indian Affairs granted an easement to IPC for five existing transmission lines that cross the Shoshone-Bannock Tribes' Fort Hall Indian Reservation near the city of Pocatello in southeastern Idaho.  The term of the easement runs from the stated expiration dates for the prior transmission line easements through December 31, 2027.  The total purchase price for the easement, payable to the Bureau of Indian Affairs for the benefit of the Shoshone-Bannock Tribes and the individual allottees who own land within the easement, is approximately $7 million, payable as follows: $3 million paid on June 17, 2005, $2 million payable on January 1, 2006, and $2 million payable on January 1, 2007.  On February 28, 2005 the IPUC issued an order approving IPC's application to capitalize and amortize the easement grant costs.

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

In March 2004, the State of Idaho negotiated an interim agreement between several of the ground and surface water users engaged in the controversy in an effort to allow the state to develop short and long-term goals and objectives for effectively managing the Eastern Snake Plain Aquifer and ensuring that senior water rights are protected consistent with the prior appropriation doctrine and state law.  As part of the interim agreement, the pending administrative and judicial processes were stayed until March 15, 2005, and the Idaho Legislature directed the Natural Resources Interim Committee, a standing committee, to meet and evaluate ways to stabilize and properly manage the aquifer.  This Interim Committee met with interested parties from March through the fall of 2004 in an effort to resolve the pending controversies.  One solution explored was aquifer recharge, or using surface water supplies to increase ground water supplies by allowing the water to sink into the earth in porous locations.  Under certain circumstances aquifer recharge may impact senior water rights and therefore conflict with state law.  In April 2005, the Idaho Legislature passed House Concurrent Resolution No. 28 directing the Natural Resources Interim Committee, along with the Idaho Water Resource Board, to continue to work with interested parties to develop a plan to implement an effective recharge program for the Eastern Snake Plain Aquifer along with recommendations for necessary legislative changes to implement and fund such a program. The Interim Committee held its first meeting to explore opportunities for implementing such a program in June 2005. Additional meetings are expected through the fall of 2005.  IPC is participating in this process, as necessary, to protect its existing hydroelectric generation water rights.

On January 14, 2005, seven surface water irrigation entities from above Milner Dam that were not parties to the March 2004 interim agreement submitted a delivery call letter to the Director of the Idaho Department of Water Resources requesting that the Director administer and deliver their senior natural flow and storage water rights pursuant to Idaho law.  The irrigation entities contend that existing data reflects that senior surface water rights above Milner Dam have been reduced by approximately 600,000 acre-feet, a 30 percent reduction, over the past six years due, in part, to junior groundwater pumping from the Eastern Snake Plain Aquifer and that these reductions have resulted in cumulative shortages in natural flow and storage water accrual in American Falls Reservoir, a U.S. Bureau of Reclamation reservoir that supplies a portion of their senior water rights.  These same entities also filed a petition with the Idaho Department of Water Resources for water rights administration and designation of the Eastern Snake Plain Aquifer as a Ground Water Management Area.   The Idaho Ground Water Appropriators, Inc., an Idaho non-profit corporation organized to promote and represent the interests of groundwater users, and the U.S. Bureau of Reclamation, the owner of American Falls Reservoir, petitioned to intervene in the delivery call action. Both petitions were granted.

Similar to the surface water irrigation entities, IPC holds storage rights in American Falls Reservoir.  To the extent that groundwater pumping and the reduced surface water flows have impacted American Falls storage water rights, IPC's storage rights may have also been impacted.  As such, IPC submitted a letter to the Idaho Department of Water Resources in support of the delivery call and asked the department to grant IPC intervenor status in the pending contested case.  The Idaho Ground Water Appropriators, Inc. filed a motion opposing IPC's intervention.  The department subsequently denied IPC's request for intervenor status.  In the spring of 2005, the Director of the Idaho Department of Water Resources issued an order in response to the delivery call by the surface water irrigation entities requiring the ground water districts to provide replacement water in 2005 to mitigate the predicted 2005 shortage to the surface water irrigation entities and making certain findings relating to the nature, extent and enforceability of their senior surface water rights.  The replacement water is to be provided in lieu of curtailment of ground water pumping.  The surface water irrigation entities, the Bureau of Reclamation, and the Idaho Ground Water Appropriators all filed petitions with the department requesting a hearing on the order, thereby initiating a contested case before the department on the pending order. Because IPC holds water rights in American Falls Reservoir and is concerned about the effects of the department's order on its water rights, IPC also filed a petition for hearing on the pending order.  However, based upon the department's prior denial of IPC's request for intervenor status, the Idaho Ground Water Appropriators, and other ground water interests involved in the case, have opposed IPC's petition, asking the department to deny IPC party status in the contested case proceeding.  The surface water irrigation entities and the Bureau of Reclamation have filed pleadings with the department supporting IPC's petition and party status in the contested case.  The department has not yet ruled on IPC's petition. If IPC's petition is denied, IPC will, as necessary, take other action to protect its water rights.

Clean Air:  The Environmental Protection Agency issued sulfur dioxide (SO2) allowances, as defined in the Clean Air Act amendments of 1990, based on coal consumption during established baseline years.  IPC currently has more than a sufficient amount of SO2 allowances to provide compliance for emissions attributable to Idaho Power at all three of its jointly owned coal-fired facilities and both of its natural gas-fired facilities.  Through 2005, IPC believes that it has approximately 107,000 allowances in excess of the amount needed for Clean Air Act compliance.  In addition, IPC has been granted annual allotments of allowances ranging from 15,524 to 28,622 through the year 2034.  Allowances necessary for IPC's compliance requirements are up to 14,500 annually.  Excess allowances owned by IPC may be held for future use, as they do not contain expiration terms.  There is an active marketplace for buying and selling allowances, so that SO2 allowances determined to be excess can be sold to others.  For all the foregoing reasons, IPC does not foresee any adverse effects upon its operations with regard to SO2 emissions at this time.  IPC has filed applications with the IPUC and OPUC for authorization to sell excess allowances.  See further discussion in "REGULATORY MATTERS - Emission Allowances."

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

The Clean Air Mercury Rule (CAMR) will limit mercury emissions from new and existing coal-fired power plants and creates a market-based cap-and-trade program that will permanently cap utility mercury emissions in two phases.  The first phase cap is 38 tons beginning in 2010, with a second phase cap set at 15 tons beginning in 2018.  Mercury emission allocations have been set at the state level, but the states have not allocated the allowances to individual utilities.  IPC is actively observing developments on this issue and control equipment technology advances.  It is anticipated that this rule may require additional emission controls and expenses at the coal-fired facilities, although impacts on future plant operations, operating costs and generating capacity are not known at this time. The CAMR is being challenged in court by a number of environmental groups and some states.

Other pending or proposed air regulations could require IPC's jointly owned coal fired facilities to reduce plant emissions of SO2, NOx and other pollutants below current levels. These reductions could be required to address regional haze programs, acid rain, mercury emissions regulations and possible re-interpretations and changes to the federal Clean Air Act.  Like many other coal fired facilities in the eastern and mid-western United States, the Jim Bridger plant has received information requests from the Environmental Protection Agency related to the plant's compliance with the New Source Review provisions of the Clean Air Act, which has resulted in some discussions with the Environmental Protection Agency and state regulatory authorities. IPC may incur significant costs to comply with tighter air emissions requirements in the future. These potential costs are expected to consist primarily of capital expenditures.

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

In Order No. 29601, the IPUC approved the modification of the general rate case order to utilize IPC's statutory income tax rates to compute test year income tax expense. The rate case tax settlement allows IPC to continue its compliance with the normalization provisions of the Internal Revenue Code of 1986, as amended, and associated Treasury Regulations, and will allow IPC to continue to receive the benefits of accelerated depreciation.  As a result, IPC computed and recorded monthly during the period June 1, 2004 through May 31, 2005 a regulatory asset (with interest accrued at a rate of one percent per annum) of approximately $12 million, or 2.2 percent, which is a one-year adjustment and will expire on June 1, 2006.  The IPUC also granted an ongoing adjustment of approximately $12 million, or 2.25 percent, related to the rate case tax settlement.  IPC has requested the increase of 4.45 percent related to the rate case tax settlement adjustments be effective June 1, 2005, which was granted by the IPUC.

Additionally, IPUC Order No. 29600 resolved outstanding issues related to: (1) an unplanned outage at one of the two units of Valmy in the summer of 2003, (2) a matter relating to the expense adjustment rate for growth component of the PCA and (3) regulatory accounting issues related to a tax accounting method change in 2002.  As a result, in September 2004, IPC established a regulatory liability of $19 million with a charge to PCA expense.  A monthly credit of approximately $0.8 million will be included in the PCA through May 2006, which will reduce this regulatory liability.  Also in September 2004, IPC reversed a $16 million regulatory tax liability by reducing income tax expense.  This regulatory tax liability was established in 2002 when IPC adopted a tax accounting method change for capitalized overhead costs.

The final result of IPC's 2003 Idaho general rate case was a $40 million increase to the base Idaho jurisdictional revenue requirement, comprised of $25 million in the initial order, $3 million related to computational errors and $12 million in the order approving the rate case tax settlement.

IPC is considering filing an Idaho general rate case with the IPUC in the fall of 2005.

Oregon: On September 21, 2004, IPC filed an application with the OPUC to increase general rates an average of 17.5 percent or approximately $4.4 million annually.  IPC's filing included a request to introduce summer and non-summer rates similar to proposals that were approved in the 2003 Idaho general rate case.

A partial settlement resolved most issues in a manner consistent with the Idaho result.  The most significant issue in this proceeding was the appropriate quantification of net power supply expenses for purposes of setting rates.  The OPUC Staff proposed that net power supply expenses for IPC be set at a negative number - meaning that IPC should be able to sell enough surplus energy to pay for all fuel and purchased power expenses and still have revenue left over to offset other costs.  The bulk of IPC's rebuttal was directed at this position.  A hearing was conducted on May 23, 2005.  The OPUC issued its order on July 29, 2005 authorizing an increase of $597,000 in annual revenues for an average of 2.37 percent.  The OPUC adopted the Staff argument for the negative net power supply costs, thus reducing IPC's initial rate request of $4.4 million by $2.4 million with this one adjustment.  Oregon law provides a 60-day period to appeal a commission order.  IPC is currently evaluating the order before determining its next regulatory step.

IPUC Rate Proceedings
IPC has completed four rate proceedings before the IPUC during the first half of 2005: the rate case tax settlement adjustments, the Bennett Mountain Power Plant, the Energy Efficiency Tariff Rider and the 2005-2006 PCA.  Increases related to these filings were effective June 1, 2005.  The 2005-2006 PCA filing is discussed below in "Deferred Net Power Supply Costs - Idaho."

Bennett Mountain Power Plant:  The Bennett Mountain Power Plant, a 164-MW gas-fired generating plant near Mountain Home, Idaho, was tested and ready for operation on March 31, 2005, and provisional acceptance occurred on the same date.  IPC made a rate filing with the IPUC on March 2, 2005 to include in Idaho retail rates a return on the estimated plant investment and other expenses, at April 30, 2005, of approximately $58 million.  The requested rate increase is $9 million annually, or 1.84 percent.  Plant costs incurred after April 30, 2005 will be included in the fall 2005 general rate request.

Energy Efficiency Tariff Rider:  IPC charges an amount to each customer to provide funding for energy efficiency initiatives.  In December 2004, IPC filed a request to increase this charge from 0.5 percent of total base revenues to 1.5 percent effective June 1, 2005, and 2.4 percent effective June 1, 2007.  The June 1, 2005 change increases the amounts collected from customers by $5 million.  The IPUC authorized the June 1, 2005 change while deferring judgment on the 2007 request.

Deferred Net Power Supply Costs
IPC's deferred (accrued) net power supply costs consisted of the following:

	June 30,	December 31,
	2005	2004
Oregon deferral	$11,092	$12,047
Idaho PCA current year net power supply cost deferrals:
Deferral (accrual) for 2005-2006 rate year	(5,751)	22,778
Irrigation Lost Revenues	-	13,290
Idaho PCA true-up awaiting recovery:
Remaining true-up authorized May 2004*	41,454	11,415
Total deferral	$46,795	$59,530

*$28 million will be recovered during the 2006-2007 PCA rate year.

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

On April 15, 2005, IPC filed the 2005-2006 PCA with the IPUC with a proposed effective date of June 1, 2005.  The application proposed to hold the PCA component of customers' rates at the existing level, which is currently recovering $71 million above base rates.  By IPUC order, this year's PCA includes $12 million in lost revenues and $2 million in related interest resulting from IPC's Irrigation Load Reduction Program that was in place in 2001.  IPC proposed to defer approximately $28 million of power supply costs, or 4.75 percent, for one year to help mitigate the impacts of the $9 million, or 1.84 percent, increase for the Bennett Mountain Power Plant and the $23 million, or 4.45 percent, increase due to the rate case tax settlement adjustments.  The $28 million will be recovered during the 2006-2007 PCA rate year, and IPC will earn a two percent carrying charge on this balance.  The IPUC accepted the company's PCA proposal, effective June 1, 2005.

Oregon:  On March 2, 2005, IPC filed for an accounting order to defer net power supply costs for the period of March 1, 2005 through February 28, 2006 in anticipation of continued low water conditions.  The forecasted net power supply costs included in this filing were $169 million, of which $3 million related to the Oregon jurisdiction.  IPC is proposing to use the same methodology for this deferral filing that was accepted in 2002 for Oregon's share of IPC's 2001 net power supply expenses.  On July 1, 2005, IPC, the OPUC staff, and the Citizen's Utility Board entered into a stipulation requesting that the OPUC accept IPC's proposed methodology.  Under this methodology, IPC will earn its Oregon authorized rate of return on the deferred balance and will recover the amount through rates in future years, as approved by the OPUC.

Emission Allowances
In June 2005, IPC filed applications with the IPUC and OPUC requesting blanket authorization for the sale of excess sulfur dioxide emission allowances and an accounting order.  After approval, IPC may begin to sell surplus allowances.  Subsequent to any sales, IPC will seek approval from the IPUC and OPUC for the accounting treatment of these transactions, which will determine the allocation of proceeds between retail customers and shareholders.  Both commissions are currently considering these applications.

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

The IRP is filed every two years with both the IPUC and the OPUC.  Prior to filing, the IRP requires extensive involvement by IPC, the IPUC Staff and the OPUC Staff, as well as customer, technological and environmental representatives and is the starting point for demonstrating prudence in IPC's resource decisions.  The IPUC accepted the 2004 IRP on April 22, 2005.  The OPUC acknowledged the 2004 IRP on June 17, 2005.

Peaking Resource RFP:  On March 30, 2005, IPC issued a formal Request for Proposal (RFP) seeking bids for the construction of an 88 MW natural gas-fired power plant.  IPC is asking for bids for the construction of a turnkey generating facility to expand its generation capabilities during peak times when electricity supplies are low and wholesale costs are high.  The plant is expected to be on line in 2007.  Bid proposals were received in June and the evaluation process is under way.  The selection of the successful bid is scheduled for September 2005.

Wind RFP: An RFP for 200 MW of wind-powered generation was issued on January 13, 2005.  The RFP requested deliveries of energy from approximately 100 MW of wind-powered generation commencing no later than the end of 2006, and deliveries of energy from all 200 MW commencing no later than the end of 2007.  The wind-powered generation RFP pre-bid meeting was held on January 27, 2005.  Final bids were due on March 10, 2005.  The selection committee has compiled a short list of bidders and is awaiting a decision from the IPUC regarding IPC's request for a moratorium on PURPA Wind projects before proceeding with a final selection.  Ultimately, IPC expects to have as much as 350 MW of wind energy in its generating portfolio.

PURPA Wind Projects
In April 2005, the IPUC approved a contract for IPC to buy power from four wind power projects under the provisions of PURPA.  These four PURPA projects are expected to be completed by December 31, 2005, with their first energy generation dates scheduled for January 15, 2006.  All four of the projects are in the same area as the Fossil Gulch project, another PURPA project approved by the IPUC in 2004.  As of July 11, 2005, four additional wind PURPA projects have been approved, bringing the total capacity to 82.5 MW.

On June 17, 2005, IPC filed an application requesting the IPUC to issue an order temporarily suspending IPC's obligation under PURPA and various IPUC orders, to enter into new contracts to purchase energy generated by wind powered qualifying facilities.  IPC has requested the temporary suspension remain in effect until the IPUC investigates the impact on IPC's customers arising out of the addition of substantial amounts of wind-powered generation projects.  IPC is concerned that the continuous absorption of additional wind resources will adversely affect IPC's overall power supply costs and system reliability.  IPC is also concerned that the apparent high price for wind PURPA resources is impacting bid prices for the wind RFP.  On July 8, 2005, IPC submitted testimony in support of the request.  On July 22, 2005 the IPUC conducted a hearing on the matter and an order is pending.

Relicensing of Hydroelectric Projects
IPC, like other utilities that operate nonfederal hydroelectric projects on qualified waterways, obtains licenses for its hydroelectric projects from the FERC.  These licenses last for 30 to 50 years depending on the size, complexity, and cost of the project.  IPC recently received new licenses for five of its middle Snake River projects and the Malad project.  IPC's hydroelectric project license for the Hells Canyon Complex expired at the end of July 2005 and the Swan Falls project license will expire in 2010.  IPC is actively pursuing the relicensing of these projects, a process that may continue for the next ten to 15 years.

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

On September 2, 2004, two conservation groups, American Rivers and Idaho Rivers United, filed petitions for rehearing of the orders issuing the licenses for the middle Snake River projects. These petitions ask the FERC to vacate the licensing orders and request a determination from the U.S. Fish and Wildlife Service that the middle Snake River projects jeopardize the listed snail species.  On October 4, 2004, the FERC issued an Order Granting Rehearing for Further Consideration to provide additional time to consider the matters raised by the rehearing requests.  On March 4, 2005, the FERC issued an order denying the conservation groups' rehearing request.  On April 28, 2005, American Rivers and Idaho Rivers United appealed this order to the U.S. Court of Appeals for the Ninth Circuit. IPC filed a motion to intervene in the appeal and the U.S. Fish and Wildlife Service filed a motion to be designated a respondent-intervenor.  On June 15, 2005, the court granted these motions. By order dated June 27, 2005, the court set a briefing schedule in the appeal. American Rivers and Idaho Rivers United briefs are to be filed by September 30, 2005, FERC's brief by December 2, 2005 and IPC's and Fish Wildlife's briefs by January 13, 2006.

On September 17, 2004, Idaho Rivers United filed a complaint against the U.S. Fish and Wildlife Service in the U.S. District Court for the District of Idaho seeking judicial review of the biological opinion issued by the U.S. Fish and Wildlife Service on May 14, 2004 on the effect of the relicensing of the middle Snake River projects on the listed snail species.  The complaint alleges that the U.S. Fish and Wildlife Service action in entering into and relying on the Settlement Agreement as a basis for issuing a no jeopardy determination in the biological opinion was arbitrary, capricious and contrary to law and asks the court to reverse the biological opinion and remand it to the U.S. Fish and Wildlife Service for further consideration.  Neither the FERC nor IPC are parties to the action.  On November 25, 2004, the U.S. Fish and Wildlife Service filed a motion to dismiss the complaint.  On February 4, 2005, the court granted this motion and dismissed the complaint.  Although Idaho Rivers United appealed this order to the U.S. Court of Appeals for the Ninth Circuit, it subsequently filed a motion to dismiss the appeal.

Several of the new license articles for the middle Snake River projects require that IPC file additional information with the FERC either upon license issuance or within 30, 45 or 60 days following license issuance.  IPC has made these required filings.

Many of the new license articles require IPC to develop comprehensive plans for Protection, Mitigation and Enhancement (PM&E) measures and submit them to the FERC for approval.  The plans are due within six months to one year following license issuance and are required to have detailed costs, schedules and methods for implementing the PM&E measures.  As of August 3, 2005, IPC had submitted these plans to the FERC, with the exception of two provisions for which the FERC has granted extensions until December 2005.  IPC is also required to consult with certain parties that participated in the relicensing process including state and federal resource agencies, Native American Indian Tribes and non-governmental organizations (environmental and other organizations) prior to the completion of development and the filing of some of the plans.  The FERC will then review and approve the plans, after which IPC will proceed with implementation of the planned PM&E measures.

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

At June 30, 2005, $9 million of middle Snake River project relicensing and compliance costs were in electric plant in service.  The majority of these costs, which were incurred prior to the completion of IPC's recent Idaho general rate case, were approved for recovery in rates.  The remaining costs and any future costs will be submitted to regulators for recovery through the rate-making process.

Malad Project:  On March 25, 2005, IPC received a new 30-year operating license for the Malad project.  The new license was effective March 1, 2005 and includes license article requirements to address project operations, minimum flow to benefit aquatic species, ESA snail protection and monitoring, habitat enhancements, fish passage, recreation enhancements and historic properties.  IPC is developing project plans, schedules and cost estimates for each article.  The FERC's financial impacts analysis in the new license estimates the annual costs of measures and operations-related expenses, as licensed, will be $2 million.

At June 30, 2005, $3 million of Malad project relicensing costs were included in electric plant in service.  Relicensing costs and costs related to the new license will be submitted to regulators for recovery through the rate-making process.

Hells Canyon Complex:  The most significant ongoing relicensing effort is the Hells Canyon Complex, which provides approximately two-thirds of IPC's hydroelectric generating capacity and 40 percent of its total generating capacity.  The current license for the Hells Canyon Complex expired at the end of July 2005.  IPC now operates the project under an annual license issued by the FERC until the new multi-year license is issued.  IPC developed the license application for the Hells Canyon Complex through a collaborative process involving representatives of state and federal agencies and business, environmental, tribal, customer, local government and local landowner interests.  The license application was filed in July 2003 and accepted by the FERC for filing in December of 2003.

The license application includes the continuation of existing, as well as proposed new measures intended to protect, mitigate and enhance fish and wildlife, protect recreational opportunities and preserve other aspects of environmental quality.  The estimated costs of these PM&E measures, are approximately $106 million in the first five years of a license and $218 million over the following 25 years, for a total estimated cost of $324 million over a 30-year license.  These cost estimates do not include estimated costs of proposed water quality measures included in the license application.  These measures are the subject of ongoing state processes under Section 401 of the Clean Water Act.  IPC estimates that costs associated with these water quality measures may result in an additional cost of $62 million, for a total estimated cost of  $386 million.  These estimated costs could increase as a result of the Hells Canyon ESA Consultation/Settlement Process (see discussion below).

In response to the filing of the license application in July 2003, various federal and state agencies, Native American Indian Tribes and other participants in the Hells Canyon Complex relicensing process filed initial comments to the license application, some of which contained additional proposed PM&E measures.  IPC's preliminary estimate of the potential cost of these additional proposed measures, assuming all of the proposed measures are included as conditions in a final license, which IPC believes is unlikely, is approximately $2.5 billion over a period up to 50-years.  This would result in an approximate 28 percent increase to existing base rates.  These cost estimates are preliminary as federal, state, tribal and private parties participating in the relicensing proceeding are not required to file their final comments, recommendations, terms, conditions and prescriptions with the FERC until later in the relicensing process.  The FERC will then consider these final comments, recommendations, terms, conditions and prescriptions under the Federal Power Act, the National Environmental Policy Act of 1969, as amended (NEPA) and other applicable federal laws, and include those conditions in the final license that the FERC determines are necessary and required to protect, mitigate and enhance those resources affected by the operation and management of the project. Under the Federal Power Act, some federal agencies have mandatory conditioning authority.  Section 18 of the FPA provides the Departments of Commerce and Interior with authority to require fishways, or passage facilities, to allow fish to migrate below and above a project.  Section 4(e) allows federal agencies with jurisdiction over a federal reservation, such as a national forest or park, that is occupied by a licensed project to require FERC to include in the license such conditions that the federal agency considers necessary for the adequate protection and utilization of that reservation.  The FERC must include in the license those conditions and prescriptions proposed by these agencies, which fall within that agency's conditioning authority, under the FPA.  These conditions and prescriptions, however, must be supported by substantial evidence.  If they are not, a federal appeals court may set the conditions and prescriptions aside.  In other words, the agencies have the authority to require actions to be included in a license to protect resources or address issues under their jurisdiction.  As such, the actual costs of the PM&E measures associated with the relicensing of the Hells Canyon Complex will not be known until after the new license is issued by the FERC.

At June 30, 2005, $71 million of Hells Canyon Complex relicensing costs were included in construction work in progress.  The relicensing costs are recorded and held in construction work in progress until a new multi-year license is issued by the FERC, at which time the charges are transferred to electric plant in service.  Relicensing costs and costs related to a new license, as discussed above, will be submitted to regulators for recovery through the rate-making process.

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

On October 20, 2003, the FERC issued Scoping Document 1 to provide interested parties with information on the relicensing of the project and solicit comments and suggestions for a preliminary list of issues and alternatives that might be addressed in the environmental impact statement.  The FERC also held four scoping meetings in the fall and winter of 2003 to offer parties the opportunity for input on the scope of the environmental impact statement.  Based upon comments and information received in response to Scoping Document 1, on November 24, 2004, the FERC Staff issued Scoping Document 2, which provides a tentative schedule for the environmental impact statement preparation including the filing of additional information on February 19, 2005; issuance of the Ready for Environmental Analysis Notice in February 2005; and issuance of the draft environmental impact statement in September 2005.  Scoping Document 2 notes, however, that the dates for issuance of the Ready for Environmental Analysis Notice and draft environmental impact statement may change as necessary to allow the FERC to consider additional information needed to process the license application.  IPC and a number of other parties participating in the Hells Canyon ESA Consultation/Settlement Process (see "Consultation/Settlement Process" discussion below) have requested that the FERC revise the schedule to enable the parties to pursue a comprehensive settlement agreement for the relicensing of the Hells Canyon Complex.  IPC is working with the other interested parties to reach an agreement in principle on the relicensing issues by September 2005, which will inform and focus the FERC in its preparation of the draft environmental impact statement for the NEPA and relicensing process.  The FERC granted IPC's request for a deferral on February 8, 2005, and extended the due date for filing recommendations and conditions until November 2005.  The FERC also scheduled the Ready for Environmental Analysis Notice for issuance in May 2005, but has not yet issued the notice.  The draft environmental impact statement is scheduled to be issued in April 2006.

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

After the filing of the Interim Agreement with the FERC, the Settlement Working Group, with the continuing assistance of the facilitator and separated FERC Staff commenced negotiations on the long-term settlement agreement. These negotiations have continued and due to the number and complexity of the issues, the parties to the settlement process have devoted substantial resources and time to the settlement effort.  As part of this settlement process, IPC expects to submit a comprehensive settlement proposal to the parties in August 2005.  The objective remains to develop a comprehensive agreement for the licensing of the Hells Canyon Complex as soon as possible.

Swan Falls Project:  The license for the Swan Falls hydroelectric project expires in 2010. IPC is preparing for the first stage of formal consultation for the new license application, which will be filed with the FERC in 2008.

At June 30, 2005, $1 million of Swan Falls project relicensing costs were included in construction work in progress.  The relicensing costs are recorded and held in construction work in progress until a new multi-year license is issued by the FERC, at which time the charges are transferred to electric plant in service.  Relicensing costs and costs related to a new license will be submitted to regulators for recovery through the rate-making process.

Regional Transmission Organization
In December 1999, the FERC, in Order No. 2000, said that all companies with transmission assets must file with the FERC to form RTOs or explain why they cannot do so. By encouraging the formation of RTOs, the FERC sought to further facilitate the formation of efficient, competitive wholesale electricity markets.  In response, several northwest utilities attempted formation of an RTO called RTO West.  After the failure of RTO West, the utilities turned toward formation of Grid West, a transmission management entity that would not necessarily become an RTO.  In a recent developmental action, the Bonneville Power Administration, PacifiCorp and IPC filed a request to the FERC for a declaratory order stipulating that Grid West need not be an RTO under FERC Order No. 2000.  In an order issued July 1, 2005, the FERC provided a positive response, acknowledging that Grid West need not satisfy the RTO requirements.

Grid West is facing a major decision in September 2005 on whether to transfer corporate control to a new independent governing board.  This "Decision Point 2" is the second of four major steps toward bringing Grid West into operation.  The present schedule calls for reaching Decision Point 3 (offering transmission control agreements to transmission owners) by the end of 2006 and Decision Point 4 (signing the control agreements) by the end of 2007.  The operational impact of Grid West on IPC presently and for the near future should be minimal.  No IPC facilities will be subject to Grid West operation until after operational authority is granted.  IPC will have periodic opportunities to decide whether or not to continue participation.  At the final step, signing a transmission agreement will be voluntary for IPC.

IPC has spent funds supporting the development of Grid West, and expects to continue funding this development as long as it remains a participating utility.  Funding of this effort has taken two forms.  First, funds have been loaned to Grid West, for the purpose of meeting its developmental expenses.  The total accumulated loan through the second quarter of 2005 was approximately $1.0 million.  IPC expects this loan to be repaid by Grid West when it commences operation.  Second, IPC has incurred incremental internal costs from participating in the developmental effort, which are mostly related to travel and legal consultation.  IPC has accumulated these costs in deferred expense accounts.  The total accumulated internal expense through the second quarter of 2005 was approximately $2.5 million.  At this time, IPC expects to pursue recovery of the accumulated internal costs through rates.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IDACORP and IPC are exposed to market risks, including changes in interest rates, changes in commodity prices, credit risk and equity price risk.  The following discussion summarizes these risks and the financial instruments, derivative instruments and derivative commodity instruments sensitive to changes in interest rates, commodity prices and equity prices that were held at June 30, 2005.

Interest Rate Risk
IDACORP and IPC manage interest expense and short- and long-term liquidity though a combination of fixed rate and variable rate debt.  Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly rated financial institutions may be used to achieve the desired combination.

Variable Rate Debt:  As of June 30, 2005, IDACORP and IPC had $163 million and $115 million, respectively, in floating rate debt, net of temporary investments.  Assuming no change in either company's financial structure, if variable interest rates were to average one percentage point higher than the average rate on June 30, 2005, interest expense for the year ending December 31, 2005 would increase and pre-tax earnings would decrease by approximately $2 million for IDACORP and $1 million for IPC.

Fixed Rate Debt:  As of June 30, 2005, IDACORP and IPC had outstanding fixed rate debt of $929 million and $865 million, respectively.  The fair market value of this debt was $985 million and $919 million, respectively.  These instruments are fixed rate, and therefore do not expose IDACORP or IPC to a loss in earnings due to changes in market interest rates.  However, the fair value of these instruments would increase by approximately $83 million for IDACORP and $81 million for IPC if interest rates were to decline by one percentage point from their June 30, 2005 levels.

On April 20, 2005, IPC entered into a forward-starting interest rate swap agreement, totaling $60 million, in order to manage the risk of changes in interest rates affecting the amount of future interest payments.  This interest rate swap agreement relates to the anticipated issuance of first mortgage bonds to refinance the $60 million 5.83% First Mortgage Bonds that mature in September 2005. Under the term of this agreement, the value of the interest rate swap is determined based upon IPC paying a fixed rate and receiving a variable rate based on LIBOR for a 30 year term beginning in September 2005.  The interest rate swap agreement provides for a mandatory early settlement date of September 30, 2005.  The agreement has been accounted for in accordance with SFAS 133 and is recorded at fair value.  IPC expects to defer any gains or losses from the settlement of the interest rate swap agreement and related expenses for recovery through the regulatory process.  At June 30, 2005, the interest rate swap had an unrealized loss of $4.1 million, which has been deferred as an asset with a corresponding derivative liability recorded in other current liabilities.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures:

IDACORP:
The Chief Executive Officer and Chief Financial Officer of IDACORP, based on their evaluation of IDACORP's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2005, have concluded that IDACORP's disclosure controls and procedures are effective.

IPC:
The Chief Executive Officer and Chief Financial Officer of IPC, based on their evaluation of IPC's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2005, have concluded that IPC's disclosure controls and procedures are effective.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to Note 5 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Restrictions on Dividends:
A covenant under the IDACORP and IPC Credit Facilities requires IDACORP and IPC to maintain leverage ratios of consolidated indebtedness to consolidated total capitalization of no more than 65 percent at the end of each fiscal quarter.  See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES - Financing Programs - Credit Facilities."  IPC's ability to pay dividends on its common stock held by IDACORP and IDACORP's ability to pay dividends on its common stock are limited to the extent payment of such dividends would cause their leverage ratios to exceed 65 percent.  At June 30, 2005, the leverage ratios for both IDACORP and IPC were 52 percent.

IPC's articles of incorporation contain restrictions on the payment of dividends on its common stock if preferred stock dividends are in arrears.  IPC has no preferred stock outstanding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

IDACORP, Inc.:

(a)	Regular annual meeting of IDACORP, Inc.'s shareholders, held May 19, 2005 in Boise, Idaho.

(b)	Directors elected at the meeting for a three-year term:
Jack K. Lemley	Joan H. Smith
Richard G. Reiten	Thomas J. Wilford

Continuing Directors:
Rotchford L. Barker	Peter S. O'Neill
J. LaMont Keen	Jan B. Packwood
Gary G. Michael	Robert A. Tinstman
Jon H. Miller

(c)	1)	To elect four Director Nominees:

Name	For	Withheld	Total Voted
Jack K. Lemley	33,202,071	2,036,556	35,238,627
Richard G. Reiten	33,460,710	1,777,917	35,238,627
Joan H. Smith	33,609,577	1,629,050	35,238,627
Thomas J. Wilford	33,619,085	1,619,543	35,238,628

2)	To ratify the selection of Deloitte & Touche LLP as the registered public accounting firm for the fiscal year ending December 31, 2005:

Class of Stock	For	Against	Abstain	Total Voted
Common	34,485,127	510,284	243,215	35,238,626

3)	Proposal to re-approve the material terms of the performance goals under the IDACORP 2000
Long-Term Incentive and Compensation Plan.

Class of Stock	For	Against	Abstain	Total Voted
Common	32,266,876	2,425,154	546,590	35,238,620

4)	Proposal to approve the IDACORP 2000 Long-Term Incentive and Compensation Plan, as amended, including the authorization of additional shares.

Class	Broker
of Stock	For	Against	Abstain	Non-Votes	Total Voted
Common	21,158,182	4,364,886	712,325	9,003,233	26,235,393

ITEM 6.  EXHIBITS

*Previously Filed and Incorporated Herein by Reference

*2	Agreement and Plan of Exchange between IDACORP, Inc., and IPC dated as of February 2, 1998. File number 333-48031, Form S-4, filed on 3/16/98, as Exhibit 2.

*3(a)	Restated Articles of Incorporation of IPC as filed with the Secretary of State of Idaho on June 30, 1989. File number 33-00440, as Exhibit 4(a)(xiii).

*3(a)(i)

Statement of Resolution Establishing Terms of Flexible Auction Series A, Serial Preferred Stock, Without Par Value (cumulative stated value of $100,000 per share) of IPC, as filed with the Secretary of State of Idaho on November 5, 1991.  File number 33-65720, Form S-3, filed on 7/7/93, as Exhibit 4(a)(ii).

*3(a)(ii)

Statement of Resolution Establishing Terms of 7.07% Serial Preferred Stock, Without Par Value (cumulative stated value of $100 per share) of IPC, as filed with the Secretary of State of Idaho on June 30, 1993. File number 33-65720, Form S-3, filed on 7/7/93, as Exhibit 4(a)(iii).

*3(a)(iii)

Articles of Amendment to Restated Articles of Incorporation of IPC, as amended, as filed with the Secretary of State of Idaho on January 21, 2005.  File number 1-3198, Form 8-K, filed on 1/26/05, as Exhibit 3.3.

*3(b)	Amended Bylaws of IPC, amended on January 20, 2005, and presently in effect. File number 1-3198, Form 8-K, filed on 1/26/05, as Exhibit 3.2.

*3(c)	Articles of Share Exchange, as filed with the Secretary of State of Idaho on September 29, 1998. File number 33-56071-99, Post-Effective Amendment No. 1 to Form S-8, filed on 10/1/98, as Exhibit 3(d).

*3(d)	Articles of Incorporation of IDACORP, Inc. File number 333-64737, Amendment No. 1 to Form S-3, filed on 11/4/98, as Exhibit 3.1.

*3(d)(i)

Articles of Amendment to Articles of Incorporation of IDACORP, Inc. as filed with the Secretary of State of Idaho on March 9, 1998.  File number 333-64737, Amendment No. 1 to Form S-3, filed on 11/4/98, as Exhibit 3.2.

*3(d)(ii)

Articles of Amendment to Articles of Incorporation of IDACORP, Inc. creating A Series Preferred Stock, without par value, as filed with the Secretary of State of Idaho on September 17, 1998.  File number 333-00139-99, Post-Effective Amendment No. 1 to Form S-3, filed on 9/22/98, as Exhibit 3(b).

*3(e)	Amended Bylaws of IDACORP, Inc., amended on January 20, 2005, and presently in effect. File number 1-14456, Form 8-K, filed on 1/26/05 , as Exhibit 3.1.

*4(a)(i)

Mortgage and Deed of Trust, dated as of October 1, 1937, between IPC and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company) and R. G. Page, as Trustees.  File number 2-3413, as Exhibit B-2.

*4(a)(ii)	IPC Supplemental Indentures to Mortgage and Deed of Trust:

File number 1-MD, as Exhibit B-2-a, First, July 1, 1939
File number 2-5395, as Exhibit 7-a-3, Second, November 15, 1943
File number 2-7237, as Exhibit 7-a-4, Third, February 1, 1947
File number 2-7502, as Exhibit 7-a-5, Fourth, May 1, 1948
File number 2-8398, as Exhibit 7-a-6, Fifth, November 1, 1949
File number 2-8973, as Exhibit 7-a-7, Sixth, October 1, 1951
File number 2-12941, as Exhibit 2-C-8, Seventh, January 1, 1957
File number 2-13688, as Exhibit 4-J, Eighth, July 15, 1957
File number 2-13689, as Exhibit 4-K, Ninth, November 15, 1957
File number 2-14245, as Exhibit 4-L, Tenth, April 1, 1958
File number 2-14366, as Exhibit 2-L, Eleventh, October 15, 1958
File number 2-14935, as Exhibit 4-N, Twelfth, May 15, 1959
File number 2-18976, as Exhibit 4-O, Thirteenth, November 15, 1960
File number 2-18977, as Exhibit 4-Q, Fourteenth, November 1, 1961
File number 2-22988, as Exhibit 4-B-16, Fifteenth, September 15, 1964
File number 2-24578, as Exhibit 4-B-17, Sixteenth, April 1, 1966
File number 2-25479, as Exhibit 4-B-18, Seventeenth, October 1, 1966
File number 2-45260, as Exhibit 2(c), Eighteenth, September 1, 1972
File number 2-49854, as Exhibit 2(c), Nineteenth, January 15, 1974
File number 2-51722, as Exhibit 2(c)(i), Twentieth, August 1, 1974
File number 2-51722, as Exhibit 2(c)(ii), Twenty-first, October 15, 1974
File number 2-57374, as Exhibit 2(c), Twenty-second, November 15, 1976
File number 2-62035, as Exhibit 2(c), Twenty-third, August 15, 1978
File number 33-34222, as Exhibit 4(d)(iii), Twenty-fourth, September 1, 1979
File number 33-34222, as Exhibit 4(d)(iv), Twenty-fifth, November 1, 1981
File number 33-34222, as Exhibit 4(d)(v), Twenty-sixth, May 1, 1982
File number 33-34222, as Exhibit 4(d)(vi), Twenty-seventh, May 1, 1986
File number 33-00440, as Exhibit 4(c)(iv), Twenty-eighth, June 30, 1989
File number 33-34222, as Exhibit 4(d)(vii), Twenty-ninth, January 1, 1990
File number 33-65720, as Exhibit 4(d)(iii), Thirtieth, January 1, 1991
File number 33-65720, as Exhibit 4(d)(iv), Thirty-first, August 15, 1991
File number 33-65720, as Exhibit 4(d)(v), Thirty-second, March 15, 1992
File number 33-65720, as Exhibit 4(d)(vi), Thirty-third, April 1, 1993
File number 1-3198, Form 8-K, filed on 12/20/93, as Exhibit 4, Thirty-fourth, December 1, 1993
File number 1-3198, Form 8-K, filed on 11/21/00, as Exhibit 4, Thirty-fifth, November 1, 2000
File number 1-3198, Form 8-K, filed on 10/1/01, as Exhibit 4, Thirty-sixth, October 1, 2001
File number 1-3198, Form 8-K, filed on 4/16/03, as Exhibit 4, Thirty-seventh, April 1, 2003
File number 1-3198, Form 10-Q for the quarter ended 6/30/03, filed on 8/7/03, as Exhibit 4(a)(iii), Thirty-eighth, May 15, 2003
File number 1-3198, Form 10-Q for the quarter ended 9/30/03, filed on 11/6/03, as Exhibit 4(a)(iii), Thirty-ninth, October 1, 2003
File number 1-3198, Form 8-K filed 5/10/05, as Exhibit 4, Fortieth, May 1, 2005.

*4(b)	Instruments relating to IPC American Falls bond guarantee (see Exhibit 10(c)). File number 1-3198, Form 10-Q for the quarter ended 6/30/00, filed on 8/4/00, as Exhibit 4(b).

*4(c)(i)	Agreement of IPC to furnish certain debt instruments. File number 33-65720, Form S-3, filed on 7/7/93, as Exhibit 4(f).

*4(c)(ii)	Agreement of IDACORP, Inc. to furnish certain debt instruments. File number 1-14465, Form 10-Q for the quarter ended 9/30/03, filed on 11/6/03, as Exhibit 4(c)(ii).

*4(d)	Agreement and Plan of Merger dated March 10, 1989, between Idaho Power Company, a Maine Corporation, and Idaho Power Migrating Corporation. File number 33-00440, as Exhibit 2(a)(iii).

*4(e)

Rights Agreement, dated as of September 10, 1998, between IDACORP, Inc. and Wells Fargo Bank, N.A., as successor to The Bank of New York, as Rights Agent.  File number 1-14465, Form 8-K, filed on 9/15/98, as Exhibit 4.

*4(f)

Indenture for Senior Debt Securities dated as of February 1, 2001, between IDACORP, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as trustee.  File number 1-14465, Form 8-K, filed on 2/28/01, as Exhibit 4.1.

*4(g)

First Supplemental Indenture dated as of February 1, 2001 to Indenture for Senior Debt Securities dated as of February 1, 2001 between IDACORP, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as trustee.  File number 1-14465, Form 8-K, filed on 2/28/01, as Exhibit 4.2.

*4(h)

Indenture for Debt Securities dated as of August 1, 2001 between Idaho Power Company and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as trustee.  File number 333-67748, Form S-3, filed on 8/16/01, as Exhibit 4.13.

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

*10(c)

Guaranty Agreement, dated April 11, 2000, between IPC and Bank One Trust Company, N.A., as Trustee, relating to $19,885,000 American Falls Replacement Dam Refinancing Bonds of the American Falls Reservoir District, Idaho.  File number 1-3198, Form 10-Q for the quarter ended 6/30/00, filed on 8/4/00, as Exhibit 10(c).

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

*10(h)(i) 1

The Revised Security Plan for Senior Management Employees - a non-qualified, deferred compensation plan, amended and restated effective November 20, 2003.  File number 1-14465, 1-3198, Form 10-Q for the quarter ended 3/31/04, filed on 5/6/04, as Exhibit 10(h)(i).

*10(h)(ii) 1	2005 IDACORP, Inc. Executive Incentive Plan. File number 1-14465, 1-3198, Form 8-K, filed on 1/26/05, as Exhibit 10.2.

*10(h)(iii) 1

The 1994 Restricted Stock Plan for officers and key executives of IDACORP, Inc. and IPC effective July 1, 1994.  File number 1-3198, Form 10-K for the year ended 12/31/94, filed on 3/10/95, as Exhibit 10(n)(iii).

*10(h)(iv) 1	Form of Restricted Stock Award Agreement. File number 1-14465, 1-3198, Form 10-Q for the quarter ended 9/30/04, filed on 11/4/04, as Exhibit 10(h)(iv).

*10(h)(v) 1	Form of Performance Share Award Agreement. File number 1-14465, 1-3198, Form 10-Q for the quarter ended 9/30/04, filed on 11/4/04, as Exhibit 10(h)(v).

*10(h)(vi) 1

The Revised Security Plan for Board of Directors - a non-qualified, deferred compensation plan effective August 1, 1996, revised March 8, 1999, as amended.  File number 1-14465, 1-3198, Form 10-K for the year ended 12/31/98, filed on 3/19/99, as Exhibit 10(h)(iv).

*10(h)(vii) 1	IDACORP, Inc. Non-Employee Directors Stock Compensation Plan as amended on January 20, 2005. File number 1-14465, 1-3198, Form 8-K, filed on 1/26/05, as Exhibit 10.9.

*10(h)(viii)1	Form of Change in Control Agreement between IDACORP, Inc. and all Officers of IDACORP and IPC. File number 1-14465, Form 10-Q for the quarter ended 9/30/99, filed on 11/5/99, as Exhibit 10(h).

*10(h)(ix) 1

IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan, as amended as of March 17, 2005.  File number 1-14465, 1-3198, Form 10-Q for the quarter ended 3/31/05, filed on 5/5/05, as Exhibit 10(h)(ix).

*10(h)(x) 1

IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Stock Option Award Agreement.  File number 1-14465, 1-3198, Form 10-Q for the quarter ended 9/30/04, filed on 11/4/04, as Exhibit 10(h)(x).

*10(h)(xi)1	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan-Form of Restricted Stock Award Agreement (time vesting). File number 1-14465, 1-3198, Form 8-K, filed on 1/26/05, as Exhibit 10.4.

*10(h)(xii)1	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan-Form of Restricted Stock Award Agreement (performance vesting). File number 1-14465, 1-3198, Form 8-K, filed on 1/26/05, as Exhibit 10.5.

*10(h)(xiii)1

Form of Officer Indemnification Agreement as signed by all Officers of IDACORP, Inc. and IPC.  File number 1-14465, 1-3198, Form 10-Q for the quarter ended 6/30/04, filed on 8/5/04, as Exhibit 10(h)(viii).

*10(h)(xiv)1	Form of Director Indemnification Agreement as signed by all Directors of IDACORP, Inc. File number 1-14465, 1-3198, Form 10-Q for the quarter ended 6/30/04, filed on 8/5/04, as Exhibit 10(h)(ix).

*10(h)(xv)1	Employment Agreement, dated November 24, 2004, by and between IDACORP, Inc. and Luci K. McDonald. File number 1-14465, 1-3198, Form 8-K, filed on 11/30/04, as Exhibit 10.

*10(h)(xvi)1

Consulting agreement, dated as of January 3, 2005, by and between Robert W. Stahman and IPC, including its parent IDACORP, Inc. and all subsidiaries and affiliates.  File number 1-14465, 1-3198, Form 8-K, filed on 1/4/05, as Exhibit 10.

*10(h)(xvii)1	IDACORP, Inc. and Idaho Power Company NEO 2005 Base Compensation Table. File number 1-14465, 1-3198, Form 8-K, filed on 1/26/05, as Exhibit 10.1.

*10(h)(xviii)1	2005 IDACORP, Inc. Executive Incentive Plan NEO Award Opportunity Chart. File number 1-14465, 1-3198, Form 8-K, filed on 1/26/05, as Exhibit 10.3.

*10(h)(xix) 1	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - 2005 Restricted Stock Awards (time vesting) to NEOs Chart. File number 1-14465, 1-3198, Form 8-K, filed on 1/26/05, as Exhibit 10.6.

*10(h)(xx) 1

IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - 2005 Restricted Stock Awards (performance vesting) to NEOs Chart.  File number 1-14465, 1-3198, Form 8-K, filed on 1/26/05, as Exhibit 10.7.

*10(h)(xxi) 1	IDACORP, Inc. and Idaho Power Company 2005 Compensation for Non-Employee Directors of the Board of Directors. File number 1-14465, 1-3198, Form 8-K, filed on 1/26/05, as Exhibit 10.8.

*10(h)(xxii) 1	Jan B. Packwood 2005 Restricted Stock Award Agreement. File number 1-14465, 1-3198, Form 8-K, filed on 1/26/05, as Exhibit 10.10.

*10(h)(xxiii)1	Offer of employment letter dated July 9, 2004, to Thomas R. Saldin from IDACORP, Inc. File number 1-14465, 1-3198, Form 10-K for the year ended 12/31/04, filed on 3/9/05, as Exhibit 10(h)(xxiv).

*10(h)(xxiv) 1	IDACORP, Inc. 2004 Executive Incentive Plan. File number 1-14465, 1-3198, Form 8-K, filed on 2/18/05, as Exhibit 10.1.

*10(h)(xxv)1	IDACORP, Inc. 2004 Executive Incentive Plan NEO Incentive Chart. File number 1-14465, 1-3198, Form 8-K, filed on 2/18/05, as Exhibit 10.2.

*10(i)

Framework Agreement, dated October 1, 1984, between the State of Idaho and IPC relating to IPC's Swan Falls and Snake River water rights.  File number 33-65720, Form S-3, filed on 7/7/93, as Exhibit 10(h).

*10(i)(i)	Agreement, dated October 25, 1984, between the State of Idaho and IPC relating to the agreement filed as Exhibit 10(i). File number 33-65720, Form S-3, filed on 7/7/93, as Exhibit 10(h)(i).

*10(i)(ii)

Contract to Implement, dated October 25, 1984, between the State of Idaho and IPC relating to the agreement filed as Exhibit 10(i).  File number 33-65720, Form S-3, filed on 7/7/93, as Exhibit 10(h)(ii).

*10(j)

Agreement Regarding the Ownership, Construction, Operation and Maintenance of the Milner Hydroelectric Project (FERC No. 2899), dated January 22, 1990, between IPC and the Twin Falls Canal Company and the Northside Canal Company Limited.  File number 33-65720, Form S-3, filed on 7/7/93, as Exhibit 10(m).

*10(j)(i)

Guaranty Agreement, dated February 10, 1992, between IPC and New York Life Insurance Company, as Note Purchaser, relating to $11,700,000 Guaranteed Notes due 2017 of Milner Dam Inc.  File number 33-65720, Form S-3, filed on 7/7/93, as Exhibit 10(m)(i).

*10(k)

Power Purchase Agreement between IPC and PPL Montana, LLC, dated March 1, 2003 and Revised Confirmation Agreement dated May 9, 2003.  File number 1-3198, Form 10-Q for the quarter ended 6/30/03, filed on 8/7/03, as Exhibit 10(k).

*10(l)

$150 Million Five-Year Credit Agreement, dated as of May 3, 2005, among IDACORP, Inc, various lenders, Wachovia Bank, National Association, as joint lead arranger and administrative agent and JP Morgan Chase Bank, NA, as joint lead arranger and syndication agent and Wachovia Capital Markets, LLC and J.P. Morgan Securities Inc., as joint lead arrangers and joint book runners.  File number 1-14465, 1-3198, Form 10-Q for the quarter ended 3/31/05, filed on 5/5/05, as Exhibit 10(l).

*10(m)

$200 Million Five-Year Credit Agreement, dated as of May 3, 2005, among Idaho Power Company, various lenders, Wachovia Bank, National Association, as joint lead arranger and administrative agent and JP Morgan Chase Bank, NA, as joint lead arranger and syndication agent and Wachovia Capital Markets, LLC and J.P. Morgan Securities Inc., as joint lead arrangers and joint book runners.  File number 1-14465, 1-3198, Form 10-Q for the quarter ended 3/31/05, filed on 5/5/05, as Exhibit 10(m).

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges. (IDACORP, Inc.)

12(a)	Statement Re: Computation of Supplemental Ratio of Earnings to Fixed Charges. (IDACORP, Inc.)

12(b)	Statement Re: Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements. (IDACORP, Inc.)

12(c)	Statement Re: Computation of Supplemental Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements. (IDACORP, Inc.)

12(d)	Statement Re: Computation of Ratio of Earnings to Fixed Charges. (IPC)

12 (e)	Statement Re: Computation of Supplemental Ratio of Earnings to Fixed Charges. (IPC)

15	Letter Re: Unaudited Interim Financial Information.

*21	Subsidiaries of IDACORP, Inc., File number 1-14465, 1-3198, Form 10-K for the year ended 12/31/04, as Exhibit 21.

31(a)	IDACORP, Inc. Rule 13a-14(a) certification.

31(b)	IDACORP, Inc. Rule 13a-14(a) certification.

31(c)	IPC Rule 13a-14(a) certification.

31(d)	IPC Rule 13a-14(a) certification.

32(a)	IDACORP, Inc. Section 1350 certification.

32(b)	IPC Section 1350 certification.

99	Earnings press release for second quarter 2005.

1 Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDACORP, Inc.
(Registrant)

Date	August 4, 2005	By:	/s/	Jan B. Packwood
Jan B. Packwood
President and Chief Executive Officer

Date	August 4, 2005	By:	/s/	Darrel T. Anderson
Darrel T. Anderson
Senior Vice President - Administrative Services
and Chief Financial Officer

IDAHO POWER COMPANY
(Registrant)

Date	August 4, 2005	By:	/s/	J. LaMont Keen
J. LaMont Keen
President and Chief Operating Officer

Date	August 4, 2005	By:	/s/	Darrel T. Anderson
Darrel T. Anderson
Senior Vice President - Administrative Services
and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges. (IDACORP, Inc.)

12(a)	Statement Re: Computation of Supplemental Ratio of Earnings to Fixed Charges.
(IDACORP, Inc.)

12(b)	Statement Re: Computation of Ratio of Earnings to Combined Fixed Charges and
Preferred Dividend Requirements. (IDACORP, Inc.)

12(c)	Statement Re: Computation of Supplemental Ratio of Earnings to Combined Fixed
Charges and Preferred Dividend Requirements. (IDACORP, Inc.)

12(d)	Statement Re: Computation of Ratio of Earnings to Fixed Charges. (IPC)

12(e)	Statement Re: Computation of Supplemental Ratio of Earnings to Fixed Charges. (IPC)

15	Letter Re: Unaudited Interim Financial Information.

31(a)	Rule 13a-14(a) certification. (IDACORP, Inc.)

31(b)	Rule 13a-14(a) certification. (IDACORP, Inc.)

31(c)	Rule 13a-14(a) certification. (IPC)

31(d)	Rule 13a-14(a) certification. (IPC)

32(a)	Section 1350 certification. (IDACORP, Inc.)

32(b)	Section 1350 certification. (IPC)

99	Earnings press release for second quarter 2005.