Form 10-Q
period 2005-09-30
IDACORP INC; IDAHO POWER CO
filed 2005-11-03
CIK 1057877, 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549
FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes   X    No  ___

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act).

IDACORP, Inc.	Yes X No ___
Idaho Power Company	Yes No X

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Yes ___  No    X

Number of shares of Common Stock outstanding as of September 30, 2005:

IDACORP, Inc.:	42,322,113
Idaho Power Company:	39,150,812, all held by IDACORP, Inc.

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

COMMONLY USED TERMS

Cal ISO	-	California Independent System Operator
CalPX	-	California Power Exchange
EPS	-	Earnings per share
FASB	-	Financial Accounting Standards Board
FERC	-	Federal Energy Regulatory Commission
FIN	-	Financial Accounting Standards Board Interpretation
FSP	-	Financial Accounting Standards Board Staff Position
IE	-	IDACORP Energy, a non-operating subsidiary of IDACORP, Inc.
IFS	-	IDACORP Financial Services, a subsidiary of IDACORP, Inc.
IPC	-	Idaho Power Company, a subsidiary of IDACORP, Inc.
IPUC	-	Idaho Public Utilities Commission
IRP	-	Integrated Resource Plan
kW	-	Kilowatt
maf	-	Million acre-feet
MD&A	-	Management's Discussion and Analysis of Financial Condition and Results of Operations
Moody's	-	Moody's Investors Service
MW	-	Megawatt
MWh	-	Megawatt-hour
NREA	-	Notice of Ready for Environmental Analysis
OPUC	-	Oregon Public Utility Commission
PCA	-	Power Cost Adjustment
PURPA	-	Public Utility Regulatory Policies Act of 1978
RTO	-	Regional Transmission Organization
S&P	-	Standard & Poor's Ratings Services
SFAS	-	Statement of Financial Accounting Standards
SO2	-	Sulfur Dioxide

INDEX

Page
Part I. Financial Information:
Item 1. Financial Statements (unaudited)
IDACORP, Inc.:
Condensed Consolidated Statements of Income	1-2
Condensed Consolidated Balance Sheets	3-4
Condensed Consolidated Statements of Cash Flows	5
Condensed Consolidated Statements of Comprehensive Income	6
Idaho Power Company:
Condensed Consolidated Statements of Income	7-8
Condensed Consolidated Balance Sheets	9-10
Condensed Consolidated Statements of Capitalization	11
Condensed Consolidated Statements of Cash Flows	12
Condensed Consolidated Statements of Comprehensive Income	13
Notes to Condensed Consolidated Financial Statements	14-33
Reports of Independent Registered Public Accounting Firm	34-35

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	36-66

Item 3. Quantitative and Qualitative Disclosures About Market Risk	66-67

Item 4. Controls and Procedures	67

Part II. Other Information:

Item 1. Legal Proceedings	68

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	68

Item 6. Exhibits	68-74

Signatures	75

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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
IDACORP, Inc.
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended September 30,
	2005	2004
	(thousands of dollars except for per
	share amounts)
Operating Revenues:
Electric utility:
General business	$207,237	$186,687
Off-system sales	34,105	34,969
Other revenues	2,890	19,532
Total electric utility revenues	244,232	241,188
Other	4,910	5,489
Total operating revenues	249,142	246,677

Operating Expenses:
Electric utility:
Purchased power	81,396	79,607
Fuel expense	28,018	28,291
Power cost adjustment	(9,670)	19,620
Other operations and maintenance	64,292	63,243
Depreciation	25,726	25,229
Taxes other than income taxes	5,115	4,593
Total electric utility expenses	194,877	220,583
Other	11,053	7,161
Total operating expenses	205,930	227,744

Operating Income (Loss):
Electric utility	49,355	20,605
Other	(6,143)	(1,672)
Total operating income	43,212	18,933

Other Income	3,763	3,297

Earnings of Unconsolidated Equity-method Investments	872	2,225

Other Expenses	1,759	1,495

Interest Expense and Preferred Dividends:
Interest on long-term debt	14,317	14,061
Other interest	609	602
Preferred dividends of Idaho Power Company	-	3,116
Total interest expense and preferred dividends	14,926	17,779

Income Before Income Taxes	31,162	5,181

Income Tax Expense (Benefit)	7,545	(20,886)

Net Income	$23,617	$26,067

Weighted Average Common Shares Outstanding (000's)	42,287	38,191
Earnings Per Share of Common Stock (basic and diluted)	$0.56	$0.68
Dividends Paid Per Share of Common Stock	$0.30	$0.30

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Income
(unaudited)

	Nine Months Ended September 30,
	2005	2004
	(thousands of dollars except for per
	share amounts)
Operating Revenues:
Electric utility:
General business	$504,189	$491,149
Off-system sales	105,189	99,899
Other revenues	25,429	40,653
Total electric utility revenues	634,807	631,701
Other	15,988	15,037
Total operating revenues	650,795	646,738

Operating Expenses:
Electric utility:
Purchased power	162,403	162,877
Fuel expense	77,483	77,364
Power cost adjustment	(1,673)	30,438
Other operations and maintenance	185,108	180,515
Depreciation	75,838	75,459
Taxes other than income taxes	15,644	15,536
Impairment of assets	-	9,756
Total electric utility expenses	514,803	551,945
Other	34,038	24,259
Total operating expenses	548,841	576,204

Operating Income (Loss):
Electric utility	120,004	79,756
Other	(18,050)	(9,222)
Total operating income	101,954	70,534

Other Income	11,390	21,007

Earnings of Unconsolidated Equity-method Investments	584	2,919

Other Expenses	4,055	7,231

Interest Expense and Preferred Dividends:
Interest on long-term debt	42,683	40,628
Other interest	1,879	2,641
Preferred dividends of Idaho Power Company	-	4,823
Total interest expense and preferred dividends	44,562	48,092

Income Before Income Taxes	65,311	39,137

Income Tax Expense (Benefit)	9,176	(19,580)

Net Income	$56,135	$58,717

Weighted Average Common Shares Outstanding (000's)	42,245	38,193
Earnings Per Share of Common Stock (basic and diluted)	$1.33	$1.54
Dividends Paid Per Share of Common Stock	$0.90	$0.90

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
	2005	2004
Assets	(thousands of dollars)

Current Assets:
Cash and cash equivalents	$13,313	$23,403
Receivables:
Customer	99,200	92,258
Allowance for uncollectible accounts	(42,940)	(43,108)
Employee notes	3,090	3,523
Other	21,696	8,806
Energy marketing assets	30,822	9,203
Accrued unbilled revenues	32,336	33,832
Materials and supplies (at average cost)	32,406	28,008
Fuel stock (at average cost)	8,200	6,539
Prepayments	19,865	30,035
Deferred income taxes	25,132	23,407
Regulatory assets	3,350	5,510
Other	2,956	-
Total current assets	249,426	221,416

Investments	189,393	223,061

Property, Plant and Equipment:
Utility plant in service	3,463,462	3,324,816
Accumulated provision for depreciation	(1,373,285)	(1,316,125)
Utility plant in service - net	2,090,177	2,008,691
Construction work in progress	144,815	152,427
Utility plant held for future use	2,652	2,636
Other property, net of accumulated depreciation	45,358	45,708
Property, plant and equipment - net	2,283,002	2,209,462

Other Assets:
American Falls and Milner water rights	31,585	31,585
Company-owned life insurance	35,616	35,765
Energy marketing assets - long-term	28,427	16,635
Regulatory assets	416,209	433,271
Long-term receivables (net of allowance of $2,578)	3,343	2,895
Employee notes	3,130	3,746
Goodwill	13,397	13,659
Other	47,329	42,677
Total other assets	579,036	580,233

Total	$3,300,857	$3,234,172

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
	2005	2004
Liabilities and Shareholders' Equity	(thousands of dollars)

Current Liabilities:
Current maturities of long-term debt	$17,851	$78,603
Notes payable	55,600	36,270
Accounts payable	53,197	79,156
Energy marketing liabilities	31,110	9,420
Taxes accrued	66,092	46,318
Interest accrued	20,754	14,426
Other	39,658	21,265
Total current liabilities	284,262	285,458

Other Liabilities:
Deferred income taxes	540,533	555,774
Energy marketing liabilities - long-term	28,427	16,635
Regulatory liabilities	275,959	275,854
Other	126,670	112,616
Total other liabilities	971,589	960,879

Long-Term Debt	1,028,882	979,549

Commitments and Contingencies (Notes 5 and 6)

Shareholders' Equity:
Common stock, no par value (shares authorized 120,000,000; 42,561,278
and 42,373,758 shares issued, respectively)	596,685	589,440
Retained earnings	429,688	424,312
Accumulated other comprehensive loss	(2,928)	(888)
Treasury stock (239,165 and 156,741 shares at cost, respectively)	(7,321)	(4,578)
Total shareholders' equity	1,016,124	1,008,286

Total	$3,300,857	$3,234,172

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Operating Activities:	(thousands of dollars)
Net income	$56,135	$58,717
Adjustments to reconcile net income to net cash provided by
operating activities:
Impairment of long-lived assets	-	9,756
Depreciation and amortization	93,069	93,298
Deferred taxes and investment tax credits	(8,030)	(25,924)
Changes in regulatory assets and liabilities	2,974	26,645
Gain on sale of non-utility assets	(1,490)	(4,557)
Gain on extinguishment of debt	-	(7,188)
Undistributed earnings of equity method investments	(12,027)	1,348
Change in:
Accounts receivables and prepayments	(9,042)	(1,351)
Accounts payable and other accrued liabilities	(31,518)	(6,800)
Taxes accrued	19,774	2,148
Other current assets	(3,535)	(978)
Other current liabilities	9,715	7,438
Other assets	(4,384)	(7,845)
Other liabilities	9,542	10,705
Net cash provided by operating activities	121,183	155,412

Investing Activities:
Additions to property, plant and equipment	(133,217)	(145,061)
Sale of non-utility assets	243	5,389
Investments in affordable housing	(3,752)	-
Purchase of available-for-sale securities	(81,693)	(12,842)
Sale of available-for-sale securities	116,079	13,664
Purchase of held-to-maturity securities	(1,369)	(3,723)
Maturity of held-to-maturity securities	2,789	3,397
Other assets	395	1,289
Other liabilities	-	(3,091)
Net cash used in investing activities	(100,525)	(140,978)

Financing Activities:
Issuance of long-term debt	64,992	105,000
Retirement of long-term debt	(76,166)	(73,419)
Retirement of IPC preferred stock	-	(52,220)
Issuance of common stock	3,661	206
Dividends on common stock	(38,001)	(34,224)
Change in short-term borrowings	19,330	(12,385)
Acquisition of treasury shares	-	(1,420)
Other assets	(4,388)	-
Other liabilities	(176)	(182)
Net cash used in financing activities	(30,748)	(68,644)

Net decrease in cash and cash equivalents	(10,090)	(54,210)
Cash and cash equivalents beginning of period	23,403	75,159

Cash and cash equivalents end of period	$13,313	$20,949

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$2,718	$8,948
Interest (net of amount capitalized)	$36,361	$32,868
Non-cash financing activities:
Dividends declared and payable	$12,757	$-

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended
	September 30,
	2005	2004
	(thousands of dollars)

Net Income	$23,617	$26,067

Other Comprehensive Income (Loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period,
net of tax of $196 and ($302)	214	(526)
Reclassification adjustment for (gains) losses included
in net income, net of tax of ($321) and ($228)	(500)	(355)
Net unrealized gains (losses)	(286)	(881)

Total Comprehensive Income	$23,331	$25,186

	Nine Months Ended
	September 30,
	2005	2004
	(thousands of dollars)

Net Income	$56,135	$58,717

Other Comprehensive Income (Loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period,
net of tax of ($393) and ($18)	(929)	(56)
Reclassification adjustment for (gains) losses included
in net income, net of tax of ($714) and ($609)	(1,111)	(949)
Net unrealized gains (losses)	(2,040)	(1,005)

Total Comprehensive Income	$54,095	$57,712

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Income
(unaudited)

Three Months Ended

	September 30,
	2005	2004
	(thousands of dollars)
Operating Revenues:
General business	$207,237	$186,687
Off-system sales	34,105	34,969
Other revenues	2,161	18,563
Total operating revenues	243,503	240,219

Operating Expenses:
Operation:
Purchased power	81,396	79,607
Fuel expense	28,018	28,291
Power cost adjustment	(9,670)	19,620
Other	50,486	48,147
Maintenance	13,173	14,336
Depreciation	25,726	25,229
Taxes other than income taxes	5,115	4,593
Total operating expenses	194,244	219,823

Income from Operations	49,259	20,396

Other Income (Expense):
Allowance for equity funds used during construction	1,158	912
Earnings of unconsolidated equity-method investment	2,937	3,916
Other income	3,069	2,906
Other expense	(2,462)	(2,203)
Total other income	4,702	5,531

Interest Charges:
Interest on long-term debt	13,427	12,640
Other interest	704	930
Allowance for borrowed funds used during construction	(668)	(657)
Total interest charges	13,463	12,913

Income Before Income Taxes	40,498	13,014

Income Tax Expense (Benefit)	19,529	(13,981)

Net Income	20,969	26,995

Dividends on Preferred Stock	-	3,116

Earnings on Common Stock	$20,969	$23,879

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Income
(unaudited)

Nine Months Ended

	September 30,
	2005	2004
	(thousands of dollars)
Operating Revenues:
General business	$504,189	$491,149
Off-system sales	105,189	99,899
Other revenues	23,473	38,191
Total operating revenues	632,851	629,239

Operating Expenses:
Operation:
Purchased power	162,403	162,877
Fuel expense	77,483	77,364
Power cost adjustment	(1,673)	30,438
Other	137,119	132,687
Maintenance	46,133	45,459
Depreciation	75,838	75,459
Taxes other than income taxes	15,644	15,536
Impairment of assets	-	9,756
Total operating expenses	512,947	549,576

Income from Operations	119,904	79,663

Other Income (Expense):
Allowance for equity funds used during construction	3,702	2,938
Earnings of unconsolidated equity-method investment	8,127	9,427
Other income	8,691	7,709
Other expense	(6,191)	(6,308)
Total other income	14,329	13,766

Interest Charges:
Interest on long-term debt	39,982	37,173
Other interest	2,593	2,866
Allowance for borrowed funds used during construction	(2,060)	(2,119)
Total interest charges	40,515	37,920

Income Before Income Taxes	93,718	55,509

Income Tax Expense (Benefit)	38,364	(540)

Net Income	55,354	56,049

Dividends On Preferred Stock	-	4,823

Earnings On Common Stock	$55,354	$51,226

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
	2005	2004
Assets	(thousands of dollars)

Electric Plant:
In service (at original cost)	$3,463,462	$3,324,816
Accumulated provision for depreciation	(1,373,285)	(1,316,125)
In service - net	2,090,177	2,008,691
Construction work in progress	142,014	151,652
Held for future use	2,652	2,636

Electric plant - net	2,234,843	2,162,979

Investments and Other Property	62,544	86,086

Current Assets:
Cash and cash equivalents	8,405	17,679
Receivables:
Customer	52,779	45,441
Allowance for uncollectible accounts	(1,195)	(1,363)
Notes	3,221	3,129
Employee notes	3,090	3,523
Related parties	67	1,298
Other	6,017	5,253
Accrued unbilled revenues	32,336	33,832
Materials and supplies (at average cost)	30,119	26,065
Fuel stock (at average cost)	8,200	6,539
Prepayments	18,566	28,449
Regulatory assets	3,350	5,510

Total current assets	164,955	175,355

Deferred Debits:
American Falls and Milner water rights	31,585	31,585
Company-owned life insurance	35,616	35,765
Regulatory assets	416,209	433,271
Employee notes	3,130	3,746
Other	43,351	40,425

Total deferred debits	529,891	544,792

Total	$2,992,233	$2,969,212

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
	2005	2004
Capitalization and Liabilities	(thousands of dollars)

Capitalization:
Common stock equity:
Common stock, $2.50 par value (50,000,000 shares
authorized; 39,150,812 shares outstanding)	$97,877	$97,877
Premium on capital stock	483,707	483,707
Capital stock expense	(2,097)	(2,097)
Retained earnings	344,703	340,107
Accumulated other comprehensive loss	(2,928)	(888)

Total common stock equity	921,262	918,706

Long-term debt	983,663	923,910

Total capitalization	1,904,925	1,842,616

Current Liabilities:
Long-term debt due within one year	-	60,000
Accounts payable	50,053	74,642
Notes and accounts payable to related parties	13,109	278
Taxes accrued	67,029	42,228
Interest accrued	20,075	13,743
Deferred income taxes	3,350	5,510
Other	24,029	18,103

Total current liabilities	177,645	214,504

Deferred Credits:
Deferred income taxes	527,647	542,829
Regulatory liabilities	275,959	275,854
Other	106,057	93,409

Total deferred credits	909,663	912,092

Commitments and Contingencies (Notes 5 and 6)

Total	$2,992,233	$2,969,212

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Capitalization
(unaudited)

	September 30,		December 31,
	2005	%	2004	%
	(thousands of dollars)
Common Stock Equity:
Common stock	$97,877		$97,877
Premium on capital stock	483,707		483,707
Capital stock expense	(2,097)		(2,097)
Retained earnings	344,703		340,107
Accumulated other comprehensive loss	(2,928)		(888)
Total common stock equity	921,262	48	918,706	50

Long-Term Debt:
First mortgage bonds:
5.83% Series due 2005	-		60,000
7.38% Series due 2007	80,000		80,000
7.20% Series due 2009	80,000		80,000
6.60% Series due 2011	120,000		120,000
4.75% Series due 2012	100,000		100,000
4.25% Series due 2013	70,000		70,000
6% Series due 2032	100,000		100,000
5.50% Series due 2033	70,000		70,000
5.50% Series due 2034	50,000		50,000
5.875%Series due 2034	55,000		55,000
5.30% Series due 2035	60,000		-
Total first mortgage bonds	785,000		785,000
Amount due within one year	-		(60,000)
Net first mortgage bonds	785,000		725,000

Pollution control revenue bonds:
Variable Auction Rate Series 2003 due 2024	49,800		49,800
6.05% Series 1996A due 2026	68,100		68,100
Variable Rate Series 1996B due 2026	24,200		24,200
Variable Rate Series 1996C due 2026	24,000		24,000
Variable Rate Series 2000 due 2027	4,360		4,360
Total pollution control revenue bonds	170,460		170,460

American Falls bond guarantee	19,885		19,885
Milner Dam note guarantee	11,700		11,700
Unamortized premium/discount - net	(3,382)		(3,135)

Total long-term debt	983,663	52	923,910	50

Total Capitalization	$1,904,925	100	$1,842,616	100

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2005	2004
	(thousands of dollars)
Operating Activities:
Net income	$55,354	$56,049
Adjustments to reconcile net income to net cash provided by
operating activities:
Impairment of long-lived assets	-	9,756
Depreciation and amortization	80,917	83,455
Deferred taxes and investment tax credits	(8,406)	(28,599)
Changes in regulatory assets and liabilities	2,974	26,645
Undistributed earnings of equity method investment	(10,982)	1,696
Change in:
Accounts receivables and prepayments	2,918	(3,613)
Accounts payable	(29,768)	6,371
Taxes accrued	24,801	(6,596)
Other current assets	(3,192)	(142)
Other current liabilities	9,986	6,587
Other assets	(4,760)	(7,932)
Other liabilities	6,340	9,851
Net cash provided by operating activities	126,182	153,528

Investing Activities:
Additions to utility plant	(127,983)	(136,660)
Purchase of available-for-sale securities	(81,693)	(11,185)
Sale of available-for-sale securities	116,078	13,105
Other assets	532	408
Other liabilities	-	(1,545)
Net cash used in investing activities	(93,066)	(135,877)

Financing Activities:
Issuance of long-term debt	60,000	105,000
Retirement of long-term debt	(60,000)	(51,105)
Retirement of preferred stock	-	(52,220)
Dividends on common stock	(38,001)	(34,668)
Dividends on preferred stock	-	(4,823)
Increase in short-term borrowings	-	21,600
Other non-current assets	(4,389)	-
Net cash used in financing activities	(42,390)	(16,216)

Net increase (decrease) in cash and cash equivalents	(9,274)	1,435

Cash and cash equivalents at beginning of period	17,679	4,031

Cash and cash equivalents at end of period	$8,405	$5,466

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes paid to parent	$27,244	$39,816
Interest (net of amount capitalized)	$32,377	$27,640
Non-cash financing activities:
Dividends declared and payable	$12,757	$-

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended
	September 30,
	2005	2004
	(thousands of dollars)

Net Income	$20,969	$26,995

Other Comprehensive Income (Loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period,
net of tax of $196 and ($302)	214	(526)
Reclassification adjustment for (gains) losses included
in net income, net of tax of ($321) and ($228)	(500)	(355)
Net unrealized gains (losses)	(286)	(881)

Total Comprehensive Income	$20,683	$26,114

	Nine Months Ended
	September 30,
	2005	2004
	(thousands of dollars)

Net Income	$55,354	$56,049

Other Comprehensive Income (Loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period,
net of tax of ($393) and ($18)	(929)	(56)
Reclassification adjustment for (gains) losses included
in net income, net of tax of ($714) and ($609)	(1,111)	(949)
Net unrealized gains (losses)	(2,040)	(1,005)

Total Comprehensive Income	$53,314	$55,044

The accompanying notes are an integral part of these statements.

IDACORP, INC. AND IDAHO POWER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

This Quarterly Report on Form 10-Q is a combined report of IDACORP, Inc. (IDACORP) and Idaho Power Company (IPC).  Therefore, the Notes to Condensed Consolidated Financial Statements apply to both IDACORP and IPC.  However, IPC makes no representation as to the information relating to IDACORP's other operations.

Nature of Business
IDACORP is a holding company whose principal operating subsidiary is IPC.  IDACORP is exempt from registration as a public utility holding company pursuant to Section 3(a)(1) of the Public Utility Holding Company Act of 1935 (1935 Act).  In addition, pursuant to Rule 2 of the General Rules and Regulations under the 1935 Act, IDACORP is exempt from all the provisions of the 1935 Act and rules thereunder, except for Section 9(a)(2) of the 1935 Act, which requires IDACORP to seek prior Securities and Exchange Commission approval to acquire securities of another public utility company.  Under the Energy Policy Act of 2005, the 1935 Act has been repealed, effective February 8, 2006, with the FERC receiving increased authority over mergers and affiliate transactions involving public utilities and the FERC and state commissions receiving increased access to the books and records of holding company systems.

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

IDACOMM, Inc. - provider of telecommunication services and commercial Internet services; and

Ida-West Energy Company - operator of small hydroelectric generation projects that satisfy the requirements of the Public Utility Regulatory Policies Act of 1978.

IDACORP Energy (IE), a marketer of electricity and natural gas, wound down its operations in 2003.

Principles of Consolidation
The condensed consolidated financial statements of IDACORP and IPC include the accounts of each company and their majority-owned subsidiaries, including variable interest entities for which the companies are the primary beneficiaries.  All significant intercompany balances have been eliminated in consolidation.  Investments in business entities that IDACORP and IPC do not consolidate, but have the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method.

Financial Statements
In the opinion of IDACORP and IPC, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly their consolidated financial positions as of September 30, 2005, and consolidated results of operations for the three and nine months ended September 30, 2005 and 2004 and consolidated cash flows for the nine months ended September 30, 2005 and 2004.  These financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters that would be included in full-year financial statements and therefore they should be read in conjunction with the audited consolidated financial statements included in IDACORP's and IPC's Annual Report on Form 10-K for the year ended December 31, 2004.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Earnings Per Share
The computation of diluted earnings per share (EPS) differs from basic EPS only due to the inclusion of immaterial amounts of potentially dilutive shares related to stock-based compensation awards.  The diluted EPS computation excluded 824,500 and 1,014,437 common stock options for the three and nine months ended September 30, 2005, respectively, because the options' exercise prices were greater than the average market price of the common stock during the period.  For the same periods in 2004, there were 823,000 options excluded from the diluted EPS calculation for the same reason.  In total, 1,438,314 options were outstanding at September 30, 2005, with expiration dates between 2010 and 2015.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
IDACORP:
Net income, as reported	$23,617	$26,067	$56,135	$58,717
Add: Stock-based employee compensation
expense included in reported net income,
net of related tax effects	275	60	597	291
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards, net
of related tax effects	495	207	1,250	864
Pro forma net income	$23,397	$25,920	$55,482	$58,144
EPS of common stock:
Basic and diluted - as reported	$0.56	$0.68	$1.33	$1.54
Basic and diluted - pro forma	0.55	0.68	1.31	1.52

IPC:
Net income, as reported	$20,969	$26,995	$55,354	$56,049
Add: Stock-based employee compensation
expense included in reported net income,
net of related tax effects	167	34	311	217
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards, net
of related tax effects	313	190	660	733
Pro forma net income	$20,823	$26,839	$55,005	$55,533

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

Reclassifications
Certain items previously reported for periods prior to September 30, 2005 have been reclassified to conform to the current period's presentation.  Net income and shareholders' equity were not affected by these reclassifications.

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

In March 2005, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 107 to provide additional guidance regarding the application of SFAS 123(R).  SAB 107 permits registrants to choose an appropriate valuation technique or model to estimate the fair value of share options, assuming consistent application, and provides guidance for the development of assumptions used in the valuation process.  Additionally, SAB 107 discusses disclosures to be made under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the registrants' periodic reports.

Based upon Securities and Exchange Commission rules issued in April 2005, SFAS 123(R) is effective for fiscal years that begin after June 15, 2005 and will be adopted by IDACORP and IPC in the first quarter of 2006.  Adoption is not expected to have a material effect on IDACORP's or IPC's financial statements.

SFAS 154: In May 2005 the FASB issued SFAS 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3."  SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. It applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement that does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement.  When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.  SFAS 154, which is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, is not expected to have a material effect on IDACORP's or IPC's financial statements.

FSP FAS 109-1:  On December 21, 2004, the FASB issued FSP FAS 109-1, "Application of FASB Statement No. 109, 'Accounting for Income Taxes', to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004."  The American Jobs Creation Act of 2004 (the Act) created Section 199 of the Internal Revenue Code entitled "Income Attributable to Domestic Production Activities."  Effective for tax years beginning after December 31, 2004, Section 199 provides for a tax deduction related to domestic manufacturing activities of up to nine percent (when fully phased-in) of the lesser of "qualified production activities income" or taxable income.  Under the statute, the production of electricity, excluding transmission and distribution, is considered a domestic manufacturing activity.  On October 20, 2005, the Treasury Department released proposed regulations for Section 199.

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

2.  INCOME TAXES:

Income Tax Rate
In accordance with interim reporting requirements, IDACORP and IPC use an estimated annual effective tax rate for computing their provisions for income taxes on an interim basis.  IDACORP's effective rate for the nine months ended September 30, 2005 was 14.1 percent, compared to (50.0) percent for the nine months ended September 30, 2004.  IPC's effective tax rate for the nine months ended September 30, 2005 was 40.9 percent, compared to (1.0) percent for the nine months ended September 30, 2004.

During the third quarter IPC recorded additional income tax expense of $2 million related to the reversal of its previously accrued 2005 tax deduction for capitalized overhead costs.  Recently released treasury regulations have negatively impacted IPC's continued use of that tax method.  The reversal of the capitalized overhead deduction coupled with changes in other flow-through tax adjustments at IPC have increased IDACORP and IPC's 2005 effective income tax rates over prior quarters.  For the nine months ended September 30, 2004, IDACORP and IPC's income tax expense was positively impacted by the reversal of a regulatory tax liability, the capitalized overhead tax deduction, and settlement of prior tax audits.

Status of Audit Proceedings
In March 2005, the Internal Revenue Service (IRS) began its examination of IDACORP's 2001 through 2003 tax years.  On October 24, 2005, the Idaho State Tax Commission also began its examination of the same tax years.  Management believes that an adequate provision for income taxes and related interest charges has been made for the open years 2001 and after.  The accrued amounts are classified as a current liability in taxes accrued.

With the exception of the capitalized overhead cost method, discussed below, management cannot predict with certainty which financial accounts or tax adjustments will be chosen by the IRS for examination.  IDACORP intends to vigorously defend its tax positions.  It is possible that material differences in actual outcomes, costs and exposures relative to current estimates, or material changes in such estimates, could have a material adverse effect on IDACORP's and IPC's consolidated financial position, results of operations, or cash flows.

Capitalized Overhead Costs:  On August 2, 2005, the IRS and Treasury Department issued guidance interpreting the meaning of "routine and repetitive" for purposes of the simplified service cost and simplified production methods of the Internal Revenue Code section 263A uniform capitalization rules.  The guidance was issued in the form of a revenue ruling (Rev. Rul. 2005-53) and proposed and temporary regulations.  The regulations are effective for tax years ending on or after August 2, 2005, and the revenue ruling applies for all prior open years.  Both pieces of guidance take a more restrictive view of the definition of self-constructed assets produced by a taxpayer on a "routine and repetitive" basis than do the current treasury regulations.

Generally, section 263A requires the capitalization of all direct costs and those indirect costs, known as "mixed service costs", which directly benefit or are incurred by reason of the production of property by a taxpayer.  The treasury regulations for section 263A provide several "safe-harbor" methods taxpayers may adopt in order to comply with the statute.  The simplified service cost method is one of the methods available for the calculation of indirect overhead ("mixed service costs") cost capitalization.  IPC adopted the simplified service cost method for both the self-construction of utility plant and production of electricity beginning with its 2001 federal income tax return.

For IPC, the simplified service cost method produces a current tax deduction for costs capitalized to electricity production that are capitalized into fixed assets for financial accounting purposes.  Deferred income tax expense has not been provided for this deduction because the prescribed regulatory tax accounting treatment does not allow for inclusion of such deferred tax expense in current rates.  Rate regulated enterprises are required to recognize such adjustments as regulatory assets if it is probable that such amounts will be recovered from customers in future rates.

For fiscal years 2002 through 2004, the simplified service cost method decreased IPC's income tax expense by $60 million and resulted in cash refunds from federal and state tax authorities of $75 million.  For 2004 and prior open tax years, if IPC cannot satisfy the new guidance as currently drafted, IPC would be required to use another method of uniform capitalization, which could be more or less favorable to IPC than the simplified service cost method.  A less favorable method could result in a one time charge to earnings and reduced cash flow that could be partially offset by carryover tax credits, accelerated tax depreciation, changes in tax regulations and state regulatory recovery.

The temporary regulations are effective for IPC's 2005 tax year and, as drafted, will preclude IPC from using this method for self-constructed assets for 2005 and thereafter.  Accordingly, in the third quarter, IPC reversed its previously accrued 2005 tax deduction for capitalized overhead costs for both financial reporting and estimated tax payment purposes.  IPC is evaluating alternatives for a new uniform capitalization method.

IPC is actively involved in pursuing resolution of this matter and is working diligently with the IRS in the examination process.  At this time, IPC cannot predict the earnings or cash flow impacts that the revenue ruling, temporary regulations, or additional action by the IRS in this matter may have on 2005 or prior tax years.

Accounting for Uncertain Tax Positions
On July 14, 2005, the FASB released an Exposure Draft of its proposed Interpretation clarifying accounting for uncertain tax positions in accordance with FASB Statement No. 109, "Accounting for Income Taxes."  The proposed guidance addresses the recognition, measurement, classification, and disclosure issues related to the recording of financial statement benefits for income tax positions that have some degree of uncertainty.

In October the FASB announced that it has moved its projected issuance date of the final standard to the first quarter of 2006.  Management is unable to predict the final action by FASB, but is continuing to assess the provisions of this proposed Interpretation.

3.  COMMON STOCK:

During the nine months ended September 30, 2005, IDACORP entered into the following transactions involving its common stock:

62,983 original issue shares were granted to participants in the 2000 Long-Term Incentive and Compensation Program;

124,537 original issue shares were issued under the Dividend Reinvestment and Stock Purchase Plan and the Employee Savings Plan;

11,925 shares were purchased on the open market and granted to non-employee IDACORP and IPC directors as part of their compensation; and

21,510 shares issued in 2001 as contingent payment to the shareholders of an acquired business were forfeited back to IDACORP.

4.  FINANCING:

The following table summarizes IDACORP's long-term debt (in thousands of dollars):

	September 30,	December 31,
	2005	2004
First mortgage bonds:
5.83% Series due 2005	$-	$60,000
7.38% Series due 2007	80,000	80,000
7.20% Series due 2009	80,000	80,000
6.60% Series due 2011	120,000	120,000
4.75% Series due 2012	100,000	100,000
4.25% Series due 2013	70,000	70,000
6% Series due 2032	100,000	100,000
5.50% Series due 2033	70,000	70,000
5.50% Series due 2034	50,000	50,000
5.875% Series due 2034	55,000	55,000
5.30% Series due 2035	60,000	-
Total first mortgage bonds	785,000	785,000
Pollution control revenue bonds:
Variable Auction Rate Series 2003 due 2024 (a)	49,800	49,800
6.05% Series 1996A due 2026	68,100	68,100
Variable Rate Series 1996B due 2026	24,200	24,200
Variable Rate Series 1996C due 2026	24,000	24,000
Variable Rate Series 2000 due 2027	4,360	4,360
Total pollution control revenue bonds	170,460	170,460

American Falls bond guarantee	19,885	19,885
Milner Dam note guarantee	11,700	11,700
Unamortized premium/(discount) - net	(3,381)	(3,135)
Debt related to investments in affordable housing	55,329	66,310
Other subsidiary debt	7,740	7,932
Total	1,046,733	1,058,152
Current maturities of long-term debt	(17,851)	(78,603)

Total long-term debt	$1,028,882	$979,549

(a)	Humboldt County Pollution Control Revenue bonds are secured by first mortgage bonds, bringing the total first
	mortgage bonds outstanding at September 30, 2005 to $834.8 million.

Long-Term Financing
IDACORP currently has $679 million remaining on two shelf registration statements that can be used for the issuance of unsecured debt (including medium-term notes) and preferred or common stock.  IPC currently has in place a registration statement that can be used for the issuance of an aggregate principal amount of $240 million of first mortgage bonds (including medium-term notes) and unsecured debt.

On August 26, 2005, IPC issued $60 million of its 5.30% First Mortgage Bonds due 2035, Secured Medium-Term Notes, Series F.  The proceeds of this issuance were used to repay the $60 million, 5.83% First Mortgage Bonds that matured on September 9, 2005.

On August 30, 2005, IPC settled a forward-starting interest rate swap agreement by making a payment of $2.7 million to the counterparty of the agreement.  In accordance with regulatory accounting practices under SFAS No. 71, IPC is amortizing this amount over the life of the 5.30% First Mortgage Bonds due 2035.

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

As of September 30, 2005, IPC could issue under the mortgage approximately $452 million of additional first mortgage bonds based on retired first mortgage bonds and $547 million of additional first mortgage bonds based on unfunded property additions.  As of September 30, 2005, unfunded property additions were approximately $912 million.  Property additions consist of electric or gas property, or property used in connection therewith.  Property additions exclude securities, contracts or choses in action, merchandise and equipment for consumption or resale, materials and supplies, property used principally for production or gathering of natural gas, or any power sites and uncompleted works under Idaho state permits.  In determining net property additions, IPC deducts all retired funded property from gross property additions except to the extent of certain credits for released funded property.

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

At September 30, 2005, IFS had $55 million of debt related to investments in affordable housing with interest rates ranging from 3.65 percent to 8.59 percent, due between 2005 and 2010.  The investments in affordable housing developments that collateralize this debt had a net book value of $103 million at September 30, 2005.  IFS's $16 million Series 2003-1 tax credit note is non-recourse to both IFS and IDACORP.  The $9 million Series 2003-2 tax credit note and other outstanding debt are recourse only to IFS.

Credit Facilities
On May 3, 2005, IDACORP entered into a $150 million five-year credit agreement with various lenders.  The new IDACORP facility replaced IDACORP's three-year $150 million credit agreement that would have expired on March 16, 2007.  The IDACORP facility, which will be used for general corporate purposes and commercial paper back-up, will terminate on March 31, 2010.  At September 30, 2005, no loans were outstanding on IDACORP's credit facility and $56 million of commercial paper was outstanding.

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

At September 30, 2005, IPC had regulatory authority to incur up to $250 million of short-term indebtedness.  On May 3, 2005, IPC entered into a $200 million five-year credit agreement with various lenders.  The new IPC facility replaced IPC's three-year $200 million credit agreement that would have expired on March 16, 2007.  The new IPC facility, which expires on March 31, 2010, will be used for general corporate purposes and commercial paper back-up.  At September 30, 2005, no loans were outstanding on IPC's credit facility and no commercial paper was outstanding.

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

5.  COMMITMENTS AND CONTINGENCIES:

Off-Balance Sheet Arrangements
The federal Surface Mining Control and Reclamation Act of 1977 and similar state statutes establish operational, reclamation and closure standards that must be met during and upon completion of mining activities.  These obligations mandate that mine property be restored consistent with specific standards and the approved reclamation plan.  The mining operations at the Bridger Coal Company are subject to these reclamation and closure requirements.  IPC has agreed to guarantee the performance of reclamation activities at Bridger Coal Company, of which Idaho Energy Resources Co., a subsidiary of IPC, owns a one-third interest.  This guarantee, which is renewed each December, was $60 million at September 30, 2005.  Bridger Coal has a reclamation trust fund set aside specifically for the purpose of paying these reclamation costs and expects that the fund will be sufficient to cover all such costs.  Because of the existence of the fund, the estimated fair value of this guarantee is minimal.

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

IDACORP, IPC and IE removed this action from the state court to the U.S. District Court for the Western District of Washington at Tacoma.  On November 12, 2002, the companies filed a motion to dismiss Grays Harbor's complaint, asserting that the U.S. District Court lacked jurisdiction because the FERC has exclusive jurisdiction over wholesale power transactions and thus the matter is preempted under the Federal Power Act and barred by the filed-rate doctrine.  The court ruled in favor of the companies' motion to dismiss and dismissed the case with prejudice on January 28, 2003.  On February 25, 2003, Grays Harbor filed a Notice of Appeal, appealing the final judgment of dismissal to the U.S. Court of Appeals for the Ninth Circuit.  On August 10, 2004, the Ninth Circuit affirmed the dismissal of Grays Harbor's complaint, finding that Grays Harbor's claims were preempted by federal law and were barred by the filed-rate doctrine.  The court also remanded the case to allow Grays Harbor leave to amend its complaint to seek declaratory relief only as to contract formation, and held that Grays Harbor could seek monetary relief, if at all, only from the FERC, and not from the courts.  IDACORP, IPC and IE sought rehearing from the Ninth Circuit arguing that the court erred in granting leave to amend the complaint as such a declaratory relief claim would be preempted and would be barred by the filed-rate doctrine.  The Ninth Circuit denied the rehearing request on October 25, 2004, and the decision became final on November 12, 2004.  On that same date, the companies took steps to have the case transferred and consolidated with other similar cases arising out of the California energy crisis currently pending before the Honorable Robert H. Whaley, sitting by designation in the Southern District of California and presiding over Multidistrict Litigation Docket No. 1405, regarding California Wholesale Electricity Antitrust Litigation.  On November 18, 2004, Grays Harbor filed an amended complaint alleging that the contract was formed under circumstances of "mistake" as to an "artificial . . . power shortage."  Grays Harbor asked that the contract therefore be declared "unenforceable" and found "unconscionable."  On December 23, 2004, the Judicial Panel on Multidistrict Litigation conditionally transferred the case to Judge Whaley.  Grays Harbor sought to vacate the transfer; however, on April 18, 2005, the Judicial Panel on Multidistrict Litigation ordered the case transferred.  On May 18, 2005, IDACORP, IPC and IE filed a motion to dismiss the amended complaint.  The motion was heard on September 29, 2005.  The court has not yet ruled on the motion.  The companies intend to vigorously defend their position and believe this matter will not have a material adverse effect on their consolidated financial positions, results of operations, or cash flows.

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

All defendants, including IPC and IDACORP, moved to dismiss the complaint in lieu of answering it.  The motions were based on the ground that the complaint seeks to set alternative electrical rates, which are exclusively within the jurisdiction of the FERC and are barred by the filed-rate doctrine.  A hearing on the motion to dismiss was heard on March 26, 2004.  On May 28, 2004, the court granted IPC's and IDACORP's motion to dismiss.  In June 2004, the Port of Seattle appealed the court's decision to the U.S. Court of Appeals for the Ninth Circuit.  The appeal has been fully briefed; however, no date has yet been set for oral argument.  Also, on July 19, 2005 the companies filed a motion for summary affirmance of the district court's order dismissing the Port of Seattle's complaint.  The Ninth Circuit issued an order denying this motion on October 19, 2005.  The companies intend to vigorously defend their position in this proceeding and believe this matter will not have a material adverse effect on their consolidated financial positions, results of operations or cash flows.

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

On September 8, 2004, this case was transferred and consolidated with other similar cases currently pending before the Honorable Robert H. Whaley.

The companies' motion to dismiss the complaint was granted on February 11, 2005.  Wah Chang appealed to the Ninth Circuit on March 10, 2005.  The Ninth Circuit set a briefing schedule on the appeal, requiring Wah Chang's opening brief to be filed by July 6, 2005.  On May 18, 2005, Wah Chang filed a motion to stay the appeal or in the alternative to voluntarily dismiss the appeal without prejudice to reinstatement.  The companies opposed the motion and filed a cross-motion asking the Court to summarily affirm the district court's order of dismissal.  On July 8, 2005, the Ninth Circuit denied Wah Chang's motion and also denied the companies' motion for summary affirmance without prejudice to renewal following the filing of Wah Chang's opening brief.  Wah Chang's opening brief was filed on September 21, 2005.  On October 11, 2005 the companies, along with the other defendants, filed a motion to consolidate this appeal with Wah Chang v. Duke Energy Trading and Marketing currently pending before the Ninth Circuit.  On October 20, 2005 the Ninth Circuit granted the motion to consolidate and established a revised briefing schedule.  The companies' answering brief is due November 30, 2005 and Wah Chang's optional reply brief is due December 16, 2005.  The companies intend to vigorously defend their position in this proceeding and believe this matter will not have a material adverse effect on their consolidated financial positions, results of operations or cash flows.

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

On September 8, 2004, this case was transferred and consolidated with other similar cases currently pending before the Honorable Robert H. Whaley.  The companies' motion to dismiss the complaint was granted on February 11, 2005.  The City of Tacoma appealed to the Ninth Circuit on March 10, 2005.  The City of Tacoma filed its opening brief on June 29, 2005.  The companies and other defendants filed their opposition brief on August 9, 2005.  The City of Tacoma moved for an extension of time within which to file its optional reply brief.  The Court has not yet ruled on the City of Tacoma's motion for an extension of time, and the City of Tacoma has not yet filed a reply brief.  Also on August 9, 2005, the companies moved for summary affirmance of the district court's order dismissing the City of Tacoma's complaint.  The City of Tacoma filed a response to the companies' motion for summary affirmance on August 24, 2005.  The Ninth Circuit has not yet ruled on the companies' motion for summary affirmance.  The companies intend to vigorously defend their position in this proceeding and believe this matter will not have a material adverse effect on their consolidated financial positions, results of operations or cash flows.

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

On March 10, 2005, the Ninth Circuit's mandate, remanding People of California v. NRG Energy, Inc. to state court was issued.  On March 15, 2005, however, cross-defendant, Powerex Corp., filed a motion to recall mandate until a petition for certiorari seeking review of this case by the U.S. Supreme Court is filed and ruled upon by the Supreme Court.  On April 6, 2005, the Ninth Circuit denied Powerex Corp.'s motion to recall mandate, and the case has been remanded to state court.  On July 15, 2005, Powerex Corp. filed a petition for certiorari with the U.S. Supreme Court, which is currently pending.

On June 3, 2005, the cross-defendants, including IPC and IE, filed a demurrer in state court seeking to dismiss the action.  On August 8, 2005, the Clerk of the Court entered Duke's voluntary dismissal, with prejudice, of the cross-complaint against IE.  Reliant's cross-complaint against IPC, however, is still pending.  Further briefing and hearing on IPC's demurrer was stayed pending the outcome of the demurrer filed by Reliant on the Master Complaint.  On September 22, 2005, the Court took Reliant's demurrer off calendar pending approval of a proposed settlement as to the plaintiff's Master Complaint.  In light of Reliant's proposed settlement, the court ordered the parties to meet and confer regarding the status of Reliant's cross-complaint.  Negotiations are ongoing.  On October 3, 2005 the court sustained the defendants' joint demurrer to the Master Complaint and scheduled a status conference to discuss the status of the cross-complaints.  On October 13, 2005 the court set the companies' demurrer on the cross-complaint for hearing on December 23, 2005.  The companies intend to vigorously defend their position and believe these matters will not have a material adverse effect on their consolidated financial positions, results of operations or cash flows.

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

The Administrative Law Judge issued a Certification of Proposed Findings on California Refund Liability on December 12, 2002.

The FERC issued its Order on Proposed Findings on Refund Liability on March 26, 2003.  In large part, the FERC affirmed the recommendations of its Administrative Law Judge.  However, the FERC changed a component of the formula the Administrative Law Judge was to apply when it adopted findings of its staff that published California spot market prices for gas did not reliably reflect the prices a gas market, that had not been manipulated, would have produced, despite the fact that many gas buyers paid those amounts.  The findings of the Administrative Law Judge, as adjusted by the FERC's March 26, 2003 order, are expected to increase the offsets to amounts still owed by the Cal ISO and the CalPX to the companies.  Calculations remain uncertain because (1) the FERC has required the Cal ISO to correct a number of defects in its calculations, (2) it is unclear what, if any, effect the ruling of the Ninth Circuit in Bonneville Power Administration v. FERC, described below, might have on the ISO's calculations, and (3) the FERC has stated that if refunds will prevent a seller from recovering its California portfolio costs during the Refund Period, it will provide an opportunity for a cost showing by such a respondent.  On August 8, 2005, the FERC issued an Order establishing the framework for filings by sellers who elected to make such a cost showing.  On September 14, 2005 IE and IPC made a joint cost filing, as did approximately thirty other sellers.  On October 11, 2005, the California entities filed comments on the companies' cost filing and those made by other parties.  IPC and IE submitted reply comments on October 19, 2005.  The California entities filed supplemental comments on October 24, 2005 and IPC and IE filed supplemental reply comments on October 27, 2005.  IPC and IE are unsure of the impact the FERC's rulings will have on the refunds due from California.  However, as to potential refunds, if any, IPC and IE believe their exposure is likely to be offset by amounts due from California entities.

IE, along with a number of other parties, filed an application with the FERC on April 25, 2003 seeking rehearing of the March 26, 2003 order.  On October 16, 2003, the FERC issued two orders denying rehearing of most contentions that had been advanced and directing the Cal ISO to prepare its compliance filing calculating revised Mitigated Market Clearing Prices and refund amounts within five months.  The Cal ISO has since, on a number of occasions, requested additional time to complete its compliance filings.  This Cal ISO compliance filing has been delayed until at least March 2006.  The Cal ISO is required to update the FERC on its progress monthly.

On December 2, 2003, IE petitioned the U.S. Court of Appeals for the Ninth Circuit for review of the FERC's orders, and since that time, dozens of other petitions for review have been filed.  The Ninth Circuit consolidated IE's and the other parties' petitions with the petitions for review arising from earlier FERC orders in this proceeding, bringing the total number of consolidated petitions to more than 100.  The Ninth Circuit held the appeals in abeyance pending the disposition of the market manipulation claims discussed below and the development of a comprehensive plan to brief this complicated case.  Certain parties also sought further rehearing and clarification before the FERC.  On September 21, 2004, the Ninth Circuit convened case management proceedings, a procedure reserved to help organize complex cases.  On October 22, 2004, the Ninth Circuit severed a subset of the stayed appeals in order that briefing could commence regarding cases related to: (1) which parties are subject to the FERC's refund jurisdiction under section 201(f) of the Federal Power Act; (2) the temporal scope of refunds under section 206 of the Federal Power Act; and (3) which categories of transactions are subject to refunds.  Oral argument was held on April 12-13, 2005.  On September 6, 2005 the Ninth Circuit issued its decision in one of the severed cases, Bonneville Power Administration v. FERC.  In that decision, the Ninth Circuit concluded that the FERC lacked refund authority over wholesale electric energy sales made by governmental entities and non-public utilities.  The time for requests for rehearing was to expire on October 21, 2005, but has been extended until 45 days after the Ninth Circuit issues its decision in the other severed cases.  The companies cannot predict whether rehearing will be sought and, if sought, whether it will be granted or what action the FERC might take if the matter is remanded.

On May 12, 2004, the FERC issued an order clarifying portions of its earlier refund orders and, among other things, denying a proposal made by Duke Energy North America and Duke Energy Trading and Marketing (and supported by IE) to lodge as evidence a contested settlement in a separate complaint proceeding, California Public Utilities Commission (CPUC) v. El Paso, et al.  The CPUC's complaint alleged that the El Paso companies manipulated California energy markets by withholding pipeline transportation capacity into California in order to drive up natural gas prices immediately before and during the California energy crisis in 2000-2001.  The settlement will result in the payment by El Paso of approximately $1.69 billion.  Duke claimed that the relief afforded by the settlement was duplicative of the remedies imposed by the FERC in its March 26, 2003 order changing the gas cost component of its refund calculation methodology.  IE, along with other parties, has sought rehearing of the May 12, 2004 order.  On November 23, 2004, the FERC denied rehearing and within the statutory time allowed for petitions, a number of parties, including IE, filed petitions for review of the FERC's order with the Ninth Circuit.  These petitions have since been consolidated with the larger number of review petitions in connection with the California refund proceeding.

In June 2001, IPC transferred its non-utility wholesale electricity marketing operations to IE.  Effective with this transfer, the outstanding receivables and payables with the CalPX and the Cal ISO were assigned from IPC to IE.  At September 30, 2005, with respect to the CalPX chargeback and the California refund proceedings discussed above, the CalPX and the Cal ISO owed $14 million and $30 million, respectively, for energy sales made to them by IPC in November and December 2000.  IE has accrued a reserve of $42 million against these receivables.  This reserve was calculated taking into account the uncertainty of collection given the California energy situation.  Based on the reserve recorded as of September 30, 2005, IDACORP believes that the future collectibility of these receivables or any potential refunds ordered by the FERC would not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

On June 25, 2003, the FERC also issued an order instituting an investigation of anomalous bidding behavior and practices in the western wholesale power markets.  In this investigation, the FERC was to review evidence of alleged economic withholding of generation.  The FERC determined that all bids into the CalPX and the Cal ISO markets for more than $250 per MWh for the time period May 1, 2000 through October 1, 2000 would be considered prima facie evidence of economic withholding.  The FERC Staff issued data requests in this investigation to over 60 market participants including IPC.  IPC responded to the FERC's data requests.  In a letter dated May 12, 2004, the FERC's Office of Market Oversight and Investigations advised that it was terminating the investigation as to IPC.  In March 2005, the California Attorney General, the CPUC, the California Electricity Oversight Board and Pacific Gas and Electric Company sought judicial review in the Ninth Circuit of the FERC's termination of this investigation as to IPC and approximately 30 other market participants.  IPC has moved to intervene in these proceedings.  On April 25, 2005, Pacific Gas and Electric Company sought review in the Ninth Circuit of another FERC order in the same docketed proceeding confirming the agency's earlier decision not to allow the participation of the California Parties in what the FERC characterized as its non-public investigative proceeding.

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

In addition, the Port of Seattle, the City of Tacoma and the City of Seattle made filings with the FERC on March 3, 2003 claiming that because some market participants drove prices up throughout the west through acts of manipulation, prices for contracts throughout the Pacific Northwest market should be re-set starting in May 2000 using the same factors the FERC would use for California markets.  Although the majority of these claims are generic, they named a number of power market suppliers, including IPC and IE, as having used parking services provided by other parties under FERC-approved tariffs and thus as being candidates for claims of improperly having received congestion revenues from the Cal ISO.  On June 25, 2003, after having considered oral argument held earlier in the month, the FERC issued its Order Granting Rehearing, Denying Request to Withdraw Complaint and Terminating Proceeding, in which it terminated the proceeding and denied claims that refunds should be paid.  The FERC denied rehearing on November 10, 2003, triggering the right to file for review.  The Port of Seattle, the City of Tacoma, the City of Seattle, the California Attorney General, the CPUC and Puget Sound Energy, Inc. filed petitions for review in the Ninth Circuit.  These petitions have been consolidated.  Grays Harbor did not file a petition for review, although it has sought to intervene in the proceedings initiated by the petitions of others.  On July 21, 2004, the City of Seattle submitted to the Ninth Circuit in the Pacific Northwest refund petition for review a motion requesting leave to offer additional evidence before the FERC in order to try to secure another opportunity for reconsideration by the FERC of its earlier rulings.  The evidence that the City of Seattle seeks to introduce before the FERC consisted of audio tapes of what purports to be Enron trader conversations containing inflammatory language that have been the subject of coverage in the press.  Under Section 313(b) of the Federal Power Act, a court is empowered to direct the introduction of additional evidence if it is material and could not have been introduced during the underlying proceeding.  On September 29, 2004, the Ninth Circuit denied the City of Seattle's motion for leave to adduce evidence, without prejudice to renewing the request for remand in the briefing in the Pacific Northwest refund case.  Briefing was completed on May 25, 2005; however, no date has been set for oral argument.

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

The complaints alleged that, during the purported class period, IDACORP and/or certain of its officers and/or directors made materially false and misleading statements or omissions about the company's financial outlook in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5, thereby causing investors to purchase IDACORP's common stock at artificially inflated prices.  More specifically, the complaints alleged that IDACORP failed to disclose and misrepresented the following material adverse facts which were known to defendants or recklessly disregarded by them: (1) IDACORP failed to appreciate the negative impact that lower volatility and reduced pricing spreads in the western wholesale energy market would have on its marketing subsidiary, IE; (2) IDACORP would be forced to limit its origination activities to shorter-term transactions due to increasing regulatory uncertainty and continued deterioration of creditworthy counterparties; (3) IDACORP failed to account for the fact that IPC may not recover from the lingering effects of the prior year's regional drought and (4) as a result of the foregoing, defendants lacked a reasonable basis for their positive statements about IDACORP and their earnings projections.  The Powell complaint also alleged that the defendants' conduct artificially inflated the price of IDACORP's common stock.  The actions seek an unspecified amount of damages, as well as other forms of relief.  By order dated August 31, 2004, the court consolidated the Powell and Shorthouse cases for pretrial purposes, and ordered the plaintiffs to file a consolidated complaint within 60 days.  On November 1, 2004, IDACORP and the directors and officers named above were served with a purported consolidated complaint captioned Powell, et al. v. IDACORP, Inc., et al., which was filed in the U.S. District Court for the District of Idaho.

The new complaint alleged that during the class period IDACORP and/or certain of its officers and/or directors made materially false and misleading statements or omissions about its business operations, and specifically the IE financial outlook, in violation of Rule 10b-5, thereby causing investors to purchase IDACORP's common stock at artificially inflated prices.  The new complaint alleged that IDACORP failed to disclose and misrepresented the following material adverse facts which were known to it or recklessly disregarded by it: (1) IDACORP falsely inflated the value of energy contracts held by IE in order to report higher revenues and profits; (2) IDACORP permitted IPC to inappropriately grant native load priority for certain energy transactions to IE; (3) IDACORP failed to file 13 ancillary service agreements involving the sale of power for resale in interstate commerce that it was required to file under Section 205 of the Federal Power Act; (4) IDACORP failed to file 1,182 contracts that IPC assigned to IE for the sale of power for resale in interstate commerce that IPC was required to file under Section 203 of the Federal Power Act; (5) IDACORP failed to ensure that IE provided appropriate compensation from IE to IPC for certain affiliated energy transactions; and (6) IDACORP permitted inappropriate sharing of certain energy pricing and transmission information between IPC and IE.  These activities allegedly allowed IE to maintain a false perception of continued growth that inflated its earnings.  In addition, the new complaint alleges that those earnings press releases, earnings release conference calls, analyst reports and revised earnings guidance releases issued during the class period were false and misleading.  The action seeks an unspecified amount of damages, as well as other forms of relief.  IDACORP and the other defendants filed a consolidated motion to dismiss on February 9, 2005, and the plaintiffs filed their opposition to the consolidated motion to dismiss on March 28, 2005.  IDACORP and the other defendants filed their response to the plaintiff's opposition on April 29, 2005 and oral argument on the motion was held on May 19, 2005.

On September 14, 2005, Magistrate Judge Mikel H. Williams of the U.S. District Court for the District of Idaho issued a Report and Recommendation that the defendants' motion to dismiss be granted and that the case be dismissed.  The Magistrate Judge determined that the plaintiffs did not satisfactorily plead loss causation (i.e., a causal connection between the alleged material misrepresentation and the loss) in conformance with the standards set forth in the recent United States Supreme Court decision of Dura Pharmaceuticals, Inc. v. Broudo, 544 U.S._____, 125 S. Ct. 1627 (2005).  The Magistrate Judge also concluded that it would be futile to afford the plaintiffs an opportunity to file an amended complaint because it did not appear that they could cure the deficiencies in their pleadings.  The parties have each filed objections to different parts of the Magistrate Judge's Report and Recommendation, and the matter is now before the District Judge.

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

6.  REGULATORY MATTERS:

IPUC Rate Proceedings
IPC has completed four rate proceedings before the IPUC during 2005: the rate case tax settlement adjustments, the Bennett Mountain Power Plant, the Energy Efficiency Tariff Rider and the 2005-2006 PCA.  The IPUC authorized the increases related to these filings, effective June 1, 2005.  The 2005-2006 PCA filing is discussed below in "Deferred Net Power Supply Costs - Idaho."

Rate Case Tax Settlement:  In 2003, IPC filed for a general rate increase that took effect June 1, 2004.  A portion of that rate case involved IPC's income tax expense.  Subsequent to last year's June 1 rate change, IPC asked the IPUC to reconsider that portion of the case and the IPUC granted an ongoing income tax-related adjustment, and a one-year income tax-related adjustment that began on June 1, 2005.  Together, these tax related adjustments increased rates by $23 million, or 4.45 percent (2.25 percent for the ongoing portion and 2.2 percent for the one-year portion).  The 2.2 percent portion is temporary and will expire on June 1, 2006.

Bennett Mountain Power Plant:  The Bennett Mountain Power Plant, a 164-MW gas-fired generating plant near Mountain Home, Idaho, was tested and ready for operation on March 31, 2005, and provisional acceptance occurred on the same date.  IPC made a rate filing with the IPUC on March 2, 2005 to include in Idaho retail rates a return on the estimated plant investment and other expenses, at April 30, 2005, of approximately $58 million.  The June 1, 2005 rate increase is $9 million annually, or 1.84 percent.

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

On September 26, 2005, IPC filed a complaint with the Circuit Court of Marion County, Oregon asking the court to reverse the portion of the OPUC's general rate case order related to the determination of net power supply costs.

Deferred Net Power Supply Costs
IPC's deferred (accrued) net power supply costs consisted of the following (in thousands of dollars):

	September 30,	December 31,
	2005	2004
Idaho PCA current year:
Deferral for the 2005-2006 rate year	$-	$22,778
Deferral for the 2006-2007 rate year	2,163	-
Irrigation Lost Revenues	-	13,290
Idaho PCA true-up awaiting recovery:
Authorized May 2004	-	11,415
Authorized May 2005*	34,893	-
Oregon deferral:
2001 costs	10,536	12,047
2005 costs	2,068	-
Total deferral	$49,660	$59,530

*$28 million will be recovered with interest during the 2006-2007 PCA rate year.

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

Oregon:  On March 2, 2005, IPC filed for an accounting order to defer net power supply costs for the period of March 1, 2005 through February 28, 2006 in anticipation of continued low water conditions.  The forecasted net power supply costs included in this filing were $169 million, of which $3 million related to the Oregon jurisdiction.  IPC is proposing to use the same methodology for this deferral filing that was accepted in 2002 for Oregon's share of IPC's 2001 net power supply expenses.  On July 1, 2005, IPC, the OPUC staff, and the Citizen's Utility Board entered into a stipulation requesting that the OPUC accept IPC's proposed methodology.  Under this methodology, IPC will earn its Oregon authorized rate of return on the deferred balance and will recover the amount through rates in future years, as approved by the OPUC.  The OPUC issued Order 05-870 on July 28, 2005, approving the stipulation.

Emission Allowances
In June 2005, IPC filed applications with the IPUC and OPUC requesting blanket authorization for the sale of excess sulfur dioxide emission allowances and an accounting order.  The IPUC issued Order 29852 on August 22, 2005, authorizing the sale and interim accounting treatment.  Pursuant to the Order, IPC is required to file a report with the IPUC within 60 days after receipt of any sale proceeds.  The Order also stated that the IPUC Staff was to conduct workshops and make a recommendation as to the appropriate ratemaking treatment.  The first workshop has been scheduled for November 7, 2005.  The OPUC issued Order 05-983 on September 13, 2005, stating that IPC did not need a blanket order to sell emission allowances and approved the interim accounting treatment.  The OPUC also ordered IPC to file a report within 60 days after receipt of any sales proceeds and stated that ratemaking treatment of the proceeds will be determined in a ratemaking proceeding.

In October 2005, IPC sold 60,000 allowances (out of a total of approximately 107,000 excess allowances) for approximately $57 million (before income taxes and expenses) on the open market.  IPC is now seeking approval from the IPUC for the accounting treatment of these transactions, which will determine the allocation of proceeds between retail customers and shareholders.  Under the approved interim accounting treatment, IPC is recording the Idaho and Oregon allocated portions of the proceeds (net of income taxes and expenses) as a regulatory liability.  At this time, IPC cannot predict the outcome of the IPUC workshops, or any future OPUC ratemaking proceeding relating to this issue, or how the proceeds might ultimately be allocated between retail customers and shareholders.

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

The following table summarizes the segment information for IDACORP's utility operations, IFS and the total of all other segments, and reconciles this information to total enterprise amounts (in thousands of dollars):

	Utility				Consolidated
	Operations	IFS	Other	Eliminations	Total
Three months ended September 30, 2005:
Revenues	$244,232	$343	$4,567	$-	$249,142
Net income (loss)	20,969	2,687	(39)	-	23,617

Total assets at September 30, 2005	$2,992,233	$143,772	$264,011	$(99,159)	$3,300,857

Three months ended September 30, 2004:
Revenues	$241,188	$1,006	$4,483	$-	$246,677
Net income (loss)	23,879	2,679	(491)	-	26,067

Total assets at December 31, 2004:	$2,969,212	$145,279	$211,120	$(91,439)	$3,234,172

Nine months ended September 30, 2005:
Revenues	$634,807	$1,032	$14,956	$-	$650,795
Net income (loss)	55,354	7,777	(6,996)	-	56,135

Nine months ended September 30, 2004:
Revenues	$631,701	$1,006	$14,031	$-	$646,738
Net income (loss)	51,226	9,829	(2,338)	-	58,717

8.  BENEFIT PLANS

The following table shows the components of net periodic benefit costs for the three months ended September 30 (in thousands of dollars):

			Deferred		Other
	Pension Plan		Compensation Plan		Benefits
	2005	2004	2005	2004	2005	2004
Service cost	$3,282	$2,950	$292	$340	$331	$354
Interest cost	5,282	5,105	538	578	804	1,005
Expected return on plan assets	(7,423)	(6,978)	-	-	(591)	(580)
Amortization of net obligation
at transition	(32)	(66)	78	153	485	516
Amortization of prior service
cost	193	193	57	(90)	(127)	(133)
Amortization of net loss	-	-	172	219	179	377
Net periodic benefit cost	$1,302	$1,204	$1,137	$1,200	$1,081	$1,539

The following table shows the components of net periodic benefit costs for the nine months ended September 30 (in thousands of dollars):

			Deferred		Other
	Pension Plan		Compensation Plan		Benefits
	2005	2004	2005	2004	2005	2004
Service cost	$9,846	$8,858	$877	$1,019	$1,044	$1,046
Interest cost	15,844	15,331	1,613	1,734	2,536	2,969
Expected return on plan assets	(22,267)	(20,956)	-	-	(1,864)	(1,714)
Amortization of net obligation
at transition	(94)	(197)	233	460	1,530	1,524
Amortization of prior service
cost	578	578	171	(271)	(401)	(391)
Amortization of net loss	-	-	517	658	565	1,113
Net periodic benefit cost	$3,907	$3,614	$3,411	$3,600	$3,410	$4,547

IDACORP and IPC have not contributed and do not expect to contribute to their pension plan in 2005.

Medicare Act
The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act) was signed into law in December 2003 and establishes a prescription drug benefit, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare's prescription drug coverage.

Regulations published on January 28, 2005 provided more flexibility in determining actuarial equivalence to Medicare of the benefits provided by the plan than was initially estimated by IDACORP's and IPC's actuaries.  During the second quarter, IDACORP's and IPC's actuaries completed their determination that 2005 periodic postretirement benefit cost would be reduced by $1.5 million, which included a $0.9 million benefit related to the Medicare Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of IDACORP, Inc.
Boise, Idaho

We have reviewed the accompanying condensed consolidated balance sheet of IDACORP, Inc. and subsidiaries (the "Company") as of September 30, 2005, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2005 and 2004, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2005 and 2004.  These interim financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of IDACORP, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 8, 2005, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Boise, Idaho
November 2, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Idaho Power Company
Boise, Idaho

We have reviewed the accompanying condensed consolidated balance sheet and statement of capitalization of Idaho Power Company and subsidiary (the "Company") as of September 30, 2005, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2005 and 2004, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2005 and 2004.  These interim financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and statement of capitalization of Idaho Power Company and subsidiary as of December 31, 2004, and the related consolidated statements of income, comprehensive income, retained earnings and cash flows for the year then ended (not presented herein); and in our report dated March 8, 2005, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet and statement of capitalization as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet and statement of capitalization from which it has been derived.

DELOITTE & TOUCHE LLP

Boise, Idaho
November 2, 2005

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts and megawatt-hours (MWh) are in thousands unless otherwise indicated.)

INTRODUCTION:

In Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), the general financial condition and results of operations for IDACORP, Inc. and its subsidiaries (collectively, IDACORP) and Idaho Power Company and its subsidiary (collectively, IPC) are discussed.  IDACORP is a holding company formed in 1998 whose principal operating subsidiary is IPC.  IDACORP is exempt from registration as a public utility holding company pursuant to Section 3(a)(1) of the Public Utility Holding Company Act of 1935 (1935 Act).  In addition, pursuant to Rule 2 of the General Rules and Regulations under the 1935 Act, IDACORP is exempt from all the provisions of the 1935 Act and rules thereunder, except for Section 9(a)(2) of the 1935 Act, which requires IDACORP to seek prior Securities and Exchange Commission approval to acquire securities of another public utility company.  Under the Energy Policy Act of 2005 (Energy Act), the 1935 Act has been repealed, effective February 8, 2006, with the Federal Energy Regulatory Commission (FERC) receiving increased authority over mergers and affiliate transactions involving public utilities and the FERC and state commissions receiving increased access to the books and records of holding company systems.

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

IDACOMM, Inc. - provider of telecommunication services and commercial Internet services; and

Ida-West Energy Company - operator of small hydroelectric generation projects that satisfy the requirements of the Public Utility Regulatory Policies Act of 1978 (PURPA).

IDACORP Energy (IE), a marketer of electricity and natural gas, wound down its operations in 2003.

IDACORP is focusing on a strategy called "Electricity Plus," a back-to-basics strategy that emphasizes IPC as IDACORP's core business.  IPC continues to experience strong customer growth in its service area and this corporate strategy recognizes that IPC must make substantial investments in infrastructure to ensure adequate supply and reliable service.  The "Plus" recognizes that through modest investments in IdaTech, LLC and IDACOMM, Inc., IDACORP can preserve the potential for additional growth in shareowner value.  IFS, with its affordable housing and historic rehabilitation portfolio, remains a key component of the corporate strategy.

This MD&A should be read in conjunction with the accompanying condensed consolidated financial statements.  This discussion updates the MD&A included in the Annual Report on Form 10-K for the year ended December 31, 2004 and the Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2005, and should be read in conjunction with the discussions in those reports.

FORWARD-LOOKING INFORMATION:

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (Reform Act), IDACORP and IPC are hereby filing cautionary statements identifying important factors that could cause actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of IDACORP or IPC in this Quarterly Report on Form 10-Q, in presentations, in response to questions or otherwise.  Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "may result," "may continue" or similar expressions) are not statements of historical facts and may be forward-looking.  Forward-looking statements involve estimates, assumptions and uncertainties and are qualified in their entirety by reference to, and are accompanied by, the following important factors, which are difficult to predict, contain uncertainties, are beyond IDACORP's or IPC's control and may cause actual results to differ materially from those contained in forward-looking statements:

Changes in governmental policies, including new interpretations of existing policies, and regulatory actions and regulatory audits, including those of the Federal Energy Regulatory Commission, the Idaho Public Utilities Commission, the Oregon Public Utility Commission, and the Internal Revenue Service with respect to allowed rates of return, industry and rate structure, day-to-day business operations, acquisition and disposal of assets and facilities, operation and construction of plant facilities, relicensing of hydroelectric projects, recovery of purchased power expenses, recovery of other capital investments, present or prospective wholesale and retail competition (including but not limited to retail wheeling and transmission costs) and other refund proceedings;

Changes arising from the recently enacted Energy Policy Act of 2005;

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

Impacts from the potential formation of a regional transmission organization;

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

Continuing declines in stream flows and over-appropriation of water in Idaho will reduce hydroelectric generation and revenues and increase costs.  The combination of declining Snake River base flows, over-appropriation of water and continuing drought conditions have led to disputes among surface water and ground water irrigators, and the State of Idaho.  Recharging the Eastern Snake Plain Aquifer, which contributes to Snake River flows, by diverting surface water to porous locations and permitting it to sink into the aquifer is one proposed solution to the dispute.  Idaho Power Company believes aquifer recharge would further reduce Snake River base flows available for hydroelectric generation, reduce Idaho Power Company revenues and increase costs.

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

The cost of complying with environmental regulations can reduce earnings and cash flows.  IDACORP, Inc. and Idaho Power Company are subject to extensive federal, state and local environmental statutes, rules and regulations relating to air quality, water quality, natural resources and health and safety.  Compliance with these environmental statutes, rules and regulations involves significant capital, operating and other costs, and those costs could be even more significant in the future as a result of changes in legislation and enforcement policies.  For instance, considerable attention has been focused on carbon dioxide emissions from coal-fired generating plants and their potential role in contributing to global warming and mercury emissions from coal-fired plants.  The adoption of new laws and regulations to implement carbon dioxide, mercury or other emission controls could increase the cost of operating coal-fired generating plants and reduce earnings and cash flows.

IDACORP, Inc., IDACORP Energy and Idaho Power Company are subject to costs and other effects of legal and regulatory proceedings, settlements, investigations and claims, including those that have arisen out of the western energy situation.  IDACORP, Inc., IDACORP Energy and Idaho Power Company are involved in a number of proceedings including a cross-action wholesale electric antitrust case against various sellers and generators of power in California and the California refund proceeding at the Federal Energy Regulatory Commission.  Other cases that are the direct or indirect result of the western energy situation include a refund proceeding affecting sellers of wholesale power in the spot market in the Pacific Northwest, in which the Federal Energy Regulatory Commission directed that no refunds be paid, but which is now pending on appeal before the United States Court of Appeals for the Ninth Circuit; efforts by other parties to reform or terminate contracts for the purchase of power from IDACORP Energy or claiming violations of state and federal antitrust acts and dysfunctional energy markets as the result of market manipulation; show cause proceedings at the Federal Energy Regulatory Commission, which have been settled but are the subject of motions for rehearing or have been appealed and the reversal by the United States Court of Appeals for the Ninth Circuit of Federal Energy Regulatory Commission rulings that market-based sellers' transactional reports satisfy the Federal Energy Regulatory Commission's filed-rate doctrine requirements as a means of expanding refunds from all sellers of wholesale power, which rulings remain pending before the United States Court of Appeals for the Ninth Circuit on rehearing.  To the extent the companies are required to make payments, earnings will be negatively affected.  It is possible that additional proceedings related to the western energy situation may be filed in the future against IDACORP, Inc., IDACORP Energy or Idaho Power Company.

Pending shareholder litigation could be costly, time consuming and, if adversely decided, result in substantial liabilities.  Two securities shareholder lawsuits consolidated by order dated August 31, 2004 have been filed against IDACORP, Inc. and four of its officers and directors.  Securities litigation can be costly, time-consuming and disruptive to normal business operations.  Costs below a self-insured retention are not covered by insurance policies.  While IDACORP, Inc. cannot predict the outcome of these matters and these matters will take time to resolve, damages arising from these lawsuits if resolved against IDACORP, Inc. or in connection with any settlement, absent insurance coverage or damages in excess of insurance coverage, could have a material adverse effect on the financial position, results of operations or cash flows of IDACORP, Inc.

Increased capital expenditures can significantly affect liquidity.  Increases in both the number of customers and the demand for energy require expansion and reinforcement of transmission, distribution and generating systems.  Because Idaho Power Company did not receive the full amount of rate relief requested in its 2003 general rate case, Idaho Power Company will have to rely more on external financing for its planned utility construction expenditures from 2005 through 2007; these large planned expenditures may weaken the consolidated financial profile of Idaho Power Company and IDACORP, Inc.  Additionally, a significant portion of Idaho Power Company's facilities were constructed many years ago.  Aging equipment, even if maintained in accordance with good engineering practices, may require significant capital expenditures.  Failure of equipment or facilities used in Idaho Power Company's systems could potentially increase repair and maintenance expenses, purchased power expenses and capital expenditures.

If losses at the non-regulated subsidiaries continue and if they are unable to obtain financing, this may, in the short term, reduce IDACORP, Inc.'s earnings and cash flow.  IdaTech and IDACOMM have experienced operating losses and it is not certain that they will achieve or sustain profitability in the future.  If these non-regulated subsidiaries do not achieve profitability or are unable to obtain financing to fund their operations, this could increase the need for IDACORP, Inc. to provide liquidity in the form of capital contributions or loans.  In addition, if the value of these subsidiaries decreases, IDACORP, Inc. may need to take charges for impairment of assets.

A downgrade in IDACORP, Inc.'s and Idaho Power Company's credit ratings could negatively affect the companies' ability to access capital.  On November 29, 2004, Standard & Poor's Ratings Services, on December 3, 2004, Moody's Investors Service, and on January 24, 2005, Fitch, Inc. each downgraded IDACORP, Inc.'s and Idaho Power Company's credit ratings.  These downgrades and any future downgrades of IDACORP, Inc.'s or Idaho Power Company's credit ratings could limit the companies' ability to access the capital markets, including the commercial paper markets.  In addition, IDACORP, Inc. and Idaho Power Company would likely be required to pay a higher interest rate on existing short-term and variable rate debt and in future financings.

Regulatory changes could lead to IDACORP, Inc. stock price volatility, lower IDACORP, Inc. stock prices due to short selling and disparate trading activity within the industry.  On June 23, 2004, the Securities and Exchange Commission adopted Regulation SHO, which implemented changes to the manner in which short sales are regulated in the U.S. markets.  On the same day, the Securities and Exchange Commission established a pilot program under Regulation SHO with respect to a number of issuers, including IDACORP, Inc.  The pilot program commenced on May 2, 2005 and will continue until April 28, 2006.  During the pilot program, short sales will be effected without regard to the provisions of the tick test in Rule 10a-1(a) and without compliance with any short sale price tests of the New York Stock Exchange or the Pacific Exchange, where IDACORP, Inc. common stock is listed.  In the absence of any rule governing the price of short sales during the pilot program, there is a risk of increased volatility in IDACORP, Inc.'s stock, as well as the possibility of short selling at successively lower prices and the acceleration of a declining market for IDACORP, Inc. common stock.  There is also the risk of disparate trading activity within the industry, as some issuers are subject to short sale price tests and others, such as IDACORP, Inc., are not.

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

Adverse results of income tax audits could reduce earnings and cash flows.  In March 2005, the Internal Revenue Service began its examination of IDACORP's 2001 through 2003 tax years.  On October 24, 2005, the Idaho State Tax Commission also began its examination of the same tax years.  Outcome of the audits could differ materially from the amounts currently recorded, and the difference could reduce IDACORP's and Idaho Power Company's earnings and cash flows.

OVERVIEW OF THIRD QUARTER 2005 AND OUTLOOK:

This section provides an overview of recent developments in the most critical issues that IDACORP and IPC are facing, and discusses the significant items that affected IDACORP's and IPC's third quarter 2005 operating results.

Financial Results
IDACORP's basic and diluted earnings per share (EPS) for the quarter of $0.56 was a $0.12 per share decrease from 2004's $0.68 per share.  Net income for the quarter was $24 million, compared to $26 million in the third quarter of 2004.  Third quarter 2005 EPS reflects the issuance of over 4 million shares of common stock in December 2004.

IPC's quarterly contribution of $0.50 per share is $0.13 less than last year.  Net income decreased from $24 million to $21 million.

IPC's quarterly income from operations increased $29 million compared to 2004, but this improvement was more than offset by increases in income tax expense of $33 million.  IPC's 2005 operations benefited from increases to customer rates that took effect in June 2005, continued general business customer growth, and warmer and drier than normal weather.  Included in 2004's results was a $19 million credit to Idaho customers stemming from a settlement related to IPC's 2003 general rate case.

The increase in 2005 income tax expense is due primarily to increased taxable income.  IPC's income taxes in 2005 also include $2 million of reversals of previously accrued deductions, primarily related to capitalized overhead costs.  New temporary regulations issued in August 2005 negatively impacted IPC's tax method for capitalized overhead costs.  Also, Income taxes in 2004 included a $16 million credit resulting from a 2003 Idaho general rate case settlement.

IDACORP's non-regulated subsidiaries, including the holding company, combined for a profit of  $0.06 per share, an increase of $0.01 per share from last year.  IFS earned $0.06 per share in the third quarter of 2005, compared to $0.07 per share in 2004.  Other subsidiaries and the holding company combined to break even for the quarter, compared to a loss of $0.02 per share in 2004.  Third quarter 2005 results reflect the beneficial effect of intra-period tax allocations recorded at the holding company.  In accordance with interim reporting requirements, the estimated annual effective tax rate is used in determining tax expense, which resulted in an intra-period allocation of income tax expense. IDACORP's 2004 results include a $0.05 per share contribution from IE due to the settlement of a legal dispute.

Emission Allowances
In October 2005, IPC sold 60,000 excess sulfur dioxide (SO2)emission allowances (out of a total of approximately 107,000 excess allowances) on the open market for approximately $57 million.  IPC is now seeking approval from the Idaho Public Utilities Commission (IPUC) for the accounting treatment of these transactions, which will determine the allocation of proceeds between retail customers and shareholders.  At this time, IPC cannot predict how the proceeds might ultimately be allocated between retail customers and shareholders.

Power Supply Costs
IPC is experiencing its sixth consecutive year of below normal water conditions, and is relying more on wholesale power purchases than it would in a normal year.  Hydro generation forecasts for 2005 have improved from earlier in the year, due to heavy precipitation in May, but overall water conditions remain below normal.  Generation at IPC's hydroelectric facilities is expected to be 6.3 million MWh in 2005, compared to 2004 generation of 6.0 million MWh and median generation of 8.5 million MWh.  IPC expects power supply costs will remain high as long as below normal water conditions persist.  IPC's annual PCA filing for the 2005-2006 PCA year included estimated power supply costs of $155 million.

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

Relicensing
IPC's most significant ongoing relicensing effort is the Hells Canyon Complex, which provides approximately two-thirds of IPC's hydroelectric generating capacity and 40 percent of its total generating capacity.  Over the past year, IPC has participated in negotiations with a number of interested parties in an attempt to develop a comprehensive agreement for relicensing the Hells Canyon Complex.  To date, however, the parties have not been successful in reaching an agreement.  Because it was unlikely that the parties to the settlement process would reach an agreement on a comprehensive settlement package in the near term and with the issuance of the Notice of Ready for Environmental Analysis (NREA) by the FERC in October 2005, the settlement discussions have been terminated to allow the parties the opportunity to develop comments and preliminary terms and conditions to be filed with the FERC.  The parties expect to reassess opportunities for settlement in the spring of 2006 after the filings with the FERC.

Legal Issues
In connection with the shareholder lawsuits filed against IDACORP and four of its officers and directors in 2004, on September 14, 2005, Magistrate Judge Mikel H. Williams of the U.S. District Court for the District of Idaho issued a Report and Recommendation that the defendants' motion to dismiss be granted and that the case be dismissed. The Magistrate Judge determined that the plaintiffs did not satisfactorily plead loss causation (i.e., a causal connection between the alleged material misrepresentation and the loss) in conformance with the standards set forth in the recent United States Supreme Court decision of Dura Pharmaceuticals, Inc. v. Broudo, 544 U.S._____, 125 S. Ct. 1627 (2005). The Magistrate Judge also concluded that it would be futile to afford the plaintiffs an opportunity to file an amended complaint because it did not appear that they could cure the deficiencies in their pleadings.  The parties have each filed objections to different parts of the Magistrate Judge's Report and Recommendation, and the matter is now before the District Judge.

Energy Policy Act of 2005
On August 8, 2005, the President signed into law the Energy Act, which is a comprehensive energy bill affecting the regulation of energy companies, including IPC.  Key provisions of the Energy Act that may affect IPC include:

Creation of an electric reliability organization that the FERC will appoint and oversee to establish and enforce mandatory reliability rules regarding the interstate electric transmission system;

Requirements for the FERC to establish incentive-based transmission rate policies;

FERC backstop authority for transmission line siting in corridors of national interest;

Changes in authority over regional transmission organizations;

Amendments to PURPA, prospectively terminating mandatory purchase and sale requirements when a qualifying facility has access to competitive markets and eliminating the prohibition against utility ownership of qualifying facilities;

Reform of the hydroelectric licensing process to provide trial-type hearings for disputed facts regarding license conditions, to create a process for licensees to propose alternatives to prescribed conditions and to require prescribing authorities to balance competing interests;

Incentives to develop additional generation at existing hydroelectric dams;

Creation of significant tax incentives to encourage and promote electricity reliability, renewable and clean energy investment and clean coal, and other energy efficiency and conservation; and

Repeal of the 1935 Act, effective February 8, 2006, giving the FERC increased authority over mergers and affiliate transactions involving public utilities, and providing the FERC and state commissions increased access to the books and records of holding company systems.

Implementation of the Energy Act requires the development of regulations by the FERC, the Department of Energy and other federal agencies as well as proceedings at the state level.  The FERC issued a Notice of Proposed Rulemaking in September 2005 on 1935 Act transition rules and proposed reporting, accounting and recordkeeping rules for utility holding companies.

IDACORP and IPC are currently monitoring the Energy Act's implementation to determine its effects on the companies.

CRITICAL ACCOUNTING POLICIES:

IDACORP's and IPC's discussion and analysis of their financial condition and results of operations are based upon their condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles.  The preparation of these financial statements requires IDACORP and IPC to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  On an ongoing basis, IDACORP and IPC evaluate these estimates including those estimates related to rate regulation, benefit costs, contingencies, litigation, impairment of assets, income taxes, restructuring costs and bad debt.  These estimates are based on historical experience and on other assumptions and factors that are believed to be reasonable under the circumstances, and are the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  IDACORP and IPC, based on their ongoing reviews, make adjustments when facts and circumstances dictate.

IDACORP's and IPC's critical accounting policies are reviewed by the Audit Committee of the Board of Directors.  These policies are discussed in more detail in the Annual Report on Form 10-K for the year ended December 31, 2004, and have not changed materially from that discussion.

RESULTS OF OPERATIONS:

This section of the MD&A takes a closer look at the significant factors that affected IDACORP's and IPC's earnings during the three and nine months ended September 30, 2005.  In this analysis, the results for 2005 are compared to the same periods in 2004.  The analysis is organized by IDACORP's reportable segments, which are IPC's utility operations and IFS.  The following table presents the contribution to IDACORP's EPS by each of the reportable segments, as well as by the holding company and the other subsidiaries combined, for the three and nine months ended September 30:

EPS of common stock	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Utility operations *	$0.50	$0.63	$1.31	$1.34
IFS *	0.06	0.07	0.18	0.26
Other *	0.00	(0.02)	(0.16)	(0.06)
Total EPS	$0.56	$0.68	$1.33	$1.54

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

The following table presents IPC's system generation for the three and nine months ended September 30:

	Three months ended September 30,				Nine months ended September 30,
			% of Total				% of Total
	MWh		Generation		MWh		Generation
	2005	2004	2005	2004	2005	2004	2005	2004
Hydroelectric	1,494	1,407	42%	42%	4,818	4,777	47%	47%
Thermal	2,070	1,950	58%	58%	5,409	5,359	53%	53%
Total system generation	3,564	3,357	100%	100%	10,227	10,136	100%	100%

Streamflow conditions have remained below average in 2005, but above average precipitation this spring resulted in an improved water supply outlook.  The National Weather Service Northwest River Forecast Center reports that the January through September inflow into Brownlee Reservoir was 55 percent of average.

Actual observed Brownlee Reservoir inflow for the April-through-July period was 3.6 million acre-feet (maf).  This inflow volume is 56 percent of the 30-year average of 6.3 maf, 60 percent of the median of 6.02 maf and reflects the sixth consecutive year of below average inflow.  Generation from IPC's hydroelectric facilities is expected to be 6.3 million MWh in 2005, compared to 6.0 million MWh in 2004 and median hydroelectric generation of 8.5 million MWh.

As noted in IDACORP's and IPC's quarterly reports on Form 10-Q for the quarters ended March 31 and June 30, 2005 the estimated normal annual hydroelectric generation was reduced to 8.7 million MWh, based on the results of updated studies conducted by the Idaho Department of Water Resources (IDWR).  The calculation of normal generation is based on average hydrologic conditions for the standardized period of record, 1928 through 2004.  Annual hydroelectric generation is now based on median hydrologic conditions for the standardized period of record and the term normal will no longer be used.  The median annual hydroelectric generation for the standardized period of record is 8.5 million MWh.

General Business Revenue:  The following table presents IPC's general business revenues, MWh sales and average number of customers for the three and nine months ended September 30:

	Three months ended September 30,
	Revenue		MWh		Average Customers
	2005	2004	2005	2004	2005	2004
Residential	$76,131	$67,869	1,141	1,067	375,359	361,956
Commercial	48,115	45,293	965	932	57,327	55,738
Industrial	31,780	29,212	880	860	130	127
Irrigation	51,211	44,313	1,012	917	18,013	17,347
Total	$207,237	$186,687	3,998	3,776	450,829	435,168

	Nine months ended September 30,
	Revenue		MWh		Average Customers
	2005	2004	2005	2004	2005	2004
Residential	$215,506	$199,878	3,424	3,325	371,585	358,922
Commercial	129,547	124,128	2,719	2,655	56,892	55,326
Industrial	86,893	84,275	2,548	2,475	128	118
Irrigation	72,243	82,868	1,386	1,682	17,930	17,216
Total	$504,189	$491,149	10,077	10,137	446,535	431,582

Rates:  Higher rates in effect in 2005 increased general business revenue $9 million over the same quarter last year and $16 million year-to-date.  The increased 2005 rates result from several rate proceedings discussed in more detail below in "REGULATORY MATTERS."  Approximately $8 million of the general business revenue increase represents collection of previously recorded revenues from the irrigation load reduction program and rate case tax settlement.  This revenue is offset by a reduction to other revenues in the same amount.

Usage:  Weather variations positively impacted sales by approximately $6 million for the quarter.  Conditions were drier and slightly warmer than in the third quarter of 2004.  Year-to-date, wet spring weather and milder winter temperatures have lowered sales by approximately $23 million compared to 2004. Rainfall in IPC's service territory in the second quarter was double that of last year, reducing sales to irrigation customers.

Customers:  An increase in general business customers improved revenue $6 million for the quarter and $20 million year-to-date, as IPC continues to experience strong customer growth in its service territory.

Off-system sales:  Off-system sales consist primarily of long-term sales contracts and opportunity sales of surplus system energy.  The following table presents IPC's off-system sales for the three and nine months ended September 30.

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenue	$34,105	$34,969	$105,189	$99,899
MWh sold	587	791	2,269	2,439
Revenue per MWh	$58.12	$44.23	$46.36	$40.95

Third quarter 2005 actual loads and resources were more closely in line with the forecast resulting in 25.8% less surplus system energy available for opportunity sales, as compared to 2004.

Other revenues:  Based on the IPUC order approving the settlement agreement related to the calculation of IPC's test year income tax expense in the 2003 Idaho general rate case, IPC recorded monthly, for the period June 1, 2004 through May 31, 2005, other revenues and a corresponding regulatory asset of approximately $12 million.  Beginning in June 2005, this regulatory asset is being recovered in rates (and presented in general business revenue), with a corresponding reduction to other revenues.  The net effect on other revenue was an $8 million decrease in the third quarter of 2005 and a $5 million decrease year-to-date.

Also, beginning in June 2005, IPC began collecting in general business revenues amounts related to a load reduction program.  There was an offsetting reduction to other revenues of approximately $4 million for the quarter and $5 million year-to-date.

Purchased power:  The following table presents IPC's purchased power for the three and nine months ended September 30:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Purchases	$81,396	$79,607	$162,403	$162,877
MWh purchased	1,420	1,677	3,104	3,625
Cost per MWh purchased	$57.32	$47.47	$52.32	$44.93

Purchased power expenses were slightly higher compared to the third quarter of last year due to a 20.7 percent increase in average energy prices, partially offset by an 18 percent decrease in purchases.

Fuel expense:  The following table presents IPC's fuel expenses and generation at its thermal generating plants for the three and nine months ended September 30:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Fuel expense	$28,018	$28,291	$77,483	$77,364
Thermal MWh generated	2,070	1,950	5,398	5,359
Cost per MWh	$13.54	$14.51	$14.35	$14.44

For the quarter, fuel expense decreased due principally to credits received for the sale-back of natural gas to the supplier at market price, which was greater than the price as purchased for use at IPC's gas-fired plants.  This credit is partially offset by a five percent increase in generation at the coal-fired plants.  Generation at the Boardman coal-fired plant increased by 60 percent for the quarter due to a longer than usual outage in 2004.

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

The following table presents the components of PCA expense for the three and nine months ended September 30:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Current year power supply cost accrual (deferral)	$(12,833)	$(13,782)	$(25,378)	$(27,197)
Amortization of prior year authorized balances	3,163	14,102	23,705	38,335
Settlement agreement	-	19,300	-	19,300
Total power cost adjustment	$(9,670)	$19,620	$(1,673)	$30,438

Other operating and maintenance expenses:  O&M expenses did not vary materially from the amounts recorded in the corresponding periods of the prior year.  IPC projects that its 2005 operating expenses will be approximately $244 to $248 million.

IFS
IFS contributed $0.06 per share in the third quarter of 2005, compared to $0.07 per share in the third quarter of 2004.  IFS' income is derived principally from the generation of federal income tax credits and tax depreciation benefits related to its investments in affordable housing and historic rehabilitation developments.  IFS generated $5 million of tax credits in the third quarter of both 2005 and 2004, and $15 million year-to-date in both years, and expects to continue generating tax benefits near current levels.

INCOME TAXES:

Income Tax Rate
In accordance with interim reporting requirements, IDACORP and IPC use an estimated annual effective tax rate for computing their provisions for income taxes on an interim basis.  IDACORP's effective rate for the nine months ended September 30, 2005 was 14.1 percent, compared to (50.0) percent for the nine months ended September 30, 2004.  IPC's effective tax rate for the nine months ended September 30, 2005 was 40.9 percent, compared to (1.0) percent for the nine months ended September 30, 2004.

During the third quarter IPC recorded additional income tax expense of $2 million related to the reversal of its previously accrued 2005 tax deduction for capitalized overhead costs.  Recently released treasury regulations have negatively impacted IPC's continued use of that tax method.  The reversal of the capitalized overhead deduction coupled with changes in other flow-through tax adjustments at IPC have increased IDACORP and IPC's 2005 effective income tax rates over prior quarters.  For the nine months ended September 30, 2004, IDACORP and IPC's income tax expense was positively impacted by the reversal of a regulatory tax liability, the capitalized overhead tax deduction, and settlement of prior tax audits.

Status of Audit Proceedings
In March 2005, the Internal Revenue Service began its examination of IDACORP's 2001 through 2003 tax years.  On October 24, 2005, the Idaho State Tax Commission also began its examination of the same tax years.  Management believes that an adequate provision for income taxes and related interest charges has been made for the open years 2001 and after.  The accrued amounts are classified as a current liability in taxes accrued.

With the exception of the capitalized overhead cost method, discussed below, management cannot predict with certainty which financial accounts or tax adjustments will be chosen by the IRS for examination.  IDACORP intends to vigorously defend its tax positions.  It is possible that material differences in actual outcomes, costs and exposures relative to current estimates, or material changes in such estimates, could have a material adverse effect on IDACORP's and IPC's consolidated financial position, results of operations, or cash flows.

Capitalized Overhead Costs:  On August 2, 2005, the Internal Revenue Service and Treasury Department issued guidance interpreting the meaning of "routine and repetitive" for purposes of the simplified service cost and simplified production methods of the Internal Revenue Code section 263A uniform capitalization rules.  The guidance was issued in the form of a revenue ruling (Rev. Rul. 2005-53) and proposed and temporary regulations.  The regulations are effective for tax years ending on or after August 2, 2005, and the revenue ruling applies for all prior open years.  Both pieces of guidance take a more restrictive view of the definition of self-constructed assets produced by a taxpayer on a "routine and repetitive" basis than do the current treasury regulations.

Generally, section 263A requires the capitalization of all direct costs and those indirect costs, known as "mixed service costs", which directly benefit or are incurred by reason of the production of property by a taxpayer.  The treasury regulations for section 263A provide several "safe-harbor" methods taxpayers may adopt in order to comply with the statute.  The simplified service cost method is one of the methods available for the calculation of indirect overhead ("mixed service costs") cost capitalization.  IPC adopted the simplified service cost method for both the self-construction of utility plant and production of electricity beginning with its 2001 federal income tax return.

For IPC, the simplified service cost method produces a current tax deduction for costs capitalized to electricity production that are capitalized into fixed assets for financial accounting purposes.  Deferred income tax expense has not been provided for this deduction because the prescribed regulatory tax accounting treatment does not allow for inclusion of such deferred tax expense in current rates.  Rate regulated enterprises are required to recognize such adjustments as regulatory assets if it is probable that such amounts will be recovered from customers in future rates.

For fiscal years 2002 through 2004, the simplified service cost method decreased IPC's income tax expense by $60 million and resulted in cash refunds from federal and state tax authorities of $75 million.  For 2004 and prior open tax years, if IPC cannot satisfy the new guidance as currently drafted, IPC would be required to use another method of uniform capitalization, which could be more or less favorable to IPC than the simplified service cost method.  A less favorable method could result in a one time charge to earnings and reduced cash flow that could be partially offset by carryover tax credits, accelerated tax depreciation, changes in tax regulations and state regulatory recovery.

The temporary regulations are effective for IPC's 2005 tax year and, as drafted, will preclude IPC from using this method for self-constructed assets for 2005 and thereafter.  Accordingly, in the third quarter, IPC reversed its previously accrued 2005 tax deduction for capitalized overhead costs for both financial reporting and estimated tax payment purposes.  IPC is evaluating alternatives for a new uniform capitalization method.

IPC is actively involved in pursuing resolution of this matter and is working diligently with the Internal Revenue Service in the examination process.  At this time, IPC cannot predict the earnings or cash flow impacts that the revenue ruling, temporary regulations, or additional action by the Internal Revenue Service in this matter may have on 2005 or prior tax years.

Accounting for Uncertain Tax Positions
On July 14, 2005, the FASB released an Exposure Draft of its proposed Interpretation clarifying accounting for uncertain tax positions in accordance with FASB Statement No. 109, "Accounting for Income Taxes."  The proposed guidance addresses the recognition, measurement, classification, and disclosure issues related to the recording of financial statement benefits for income tax positions that have some degree of uncertainty.

In October the FASB announced that it has moved its projected issuance date of the final standard to the first quarter of 2006.  Management is unable to predict the final action by FASB, but is continuing to assess the provisions of this proposed Interpretation.

LIQUIDITY AND CAPITAL RESOURCES:

Operating Cash Flows
IDACORP's and IPC's operating cash flows for the nine months ended September 30, 2005 were $121 million and $126 million, respectively.

IDACORP's and IPC's operating cash flows decreased $34 million and $27 million, respectively, compared to 2004.  The decreases were mainly related to the timing of cash disbursements made in 2005 for December 2004 payable balances, including $9 million in employee incentive compensation paid during the first quarter of 2005.  There was no similar employee incentive plan payout in 2004.  In addition, IPC's distributions from the Bridger Coal joint venture have decreased approximately $13 million, as Bridger is retaining cash to fund increased capital expenditures for conversion to underground mining.

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

Working Capital
IDACORP's other current liabilities and IPC's payable to related parties include $12 million of dividends payable to shareholders.  Other changes in working capital are due primarily to timing and normal business activity.

Contractual Obligations
IDACORP's contractual cash obligations have increased from $3.0 billion at December 31, 2004 to $3.4 billion at September 30, 2005.  This change is primarily due to an increase in IPC's contractual cash obligations, which increased from $2.9 billion at December 31, 2004 to $3.3 billion at September 30, 2005.  The most significant changes from IPC's December 31, 2004 reported amounts are cogeneration and small power production (CSPP), which increased $312 million, and future interest payments, which increased $82 million.  The increase in CSPP is primarily due to the addition of new wind and hydro energy contracts.  The increase in future interest payments is primarily due to the August 26, 2005, $60 million bond issuance, the proceeds of which were used to repay the $60 million bonds that matured on September 9, 2005.  IPC's overall increase in contractual cash obligations from December 31, 2004 to September 30, 2005, is comprised of a $74 million reduction in the amount due in one year or less, a $51 million increase due between one and three years, a $36 million increase due between three and five years and a $394 million increase due in more than five years.

Capital Requirements
IDACORP's internal cash generation after dividends, not including any proceeds from sales of excess emission allowances, is expected to provide less than the full amount of total capital requirements for 2005 through 2007.  The contribution from internal cash generation is dependent primarily upon IPC's cash flows from operations, which are subject to risks and uncertainties relating to weather and water conditions, and IPC's ability to obtain rate relief to cover its operating costs.  IDACORP's internally generated cash, after dividends, not including any proceeds from sales of excess emission allowances, is expected to provide approximately 62 percent of 2005 capital requirements, where capital requirements are defined as utility construction expenditures, excluding Allowance for Funds Used During Construction (AFDC), plus other regulated and non-regulated investments.  This excludes mandatory or optional principal payments on debt obligations.  IDACORP and IPC expect to continue financing the utility construction program and other capital requirements with internally generated funds and with increased reliance on externally financed capital.

The current expectation of approximately 62 percent of 2005 capital requirements is a decrease from the 70 percent reported in IDACORP's and IPC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.  This decrease is due mainly to changes in utility working capital.

Utility Construction Program:  Utility construction expenditures were $133 million for the nine months ended September 30, 2005 compared to $137 million for the nine months ended September 30, 2004.  As reported in IDACORP's and IPC's Annual Report on Form 10-K for the year ended December 31, 2004, IPC's total construction expenditures are expected to be $672 million, excluding AFDC, from 2005 through 2007.  At that time, IPC expected to spend approximately $202 million, excluding AFDC, in 2005.  IPC currently expects to spend between $185 million and $195 million, excluding AFDC and other non-cash items.  The decrease is due primarily to the deferral of certain construction projects until 2006.  The estimate of $672 million over the three-year period has not changed; however, as part of IPC's annual budget cycle, IPC's 2006 through 2007 utility construction program is currently under review.

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

Under the terms of the IDACORP Facility, IDACORP may borrow floating rate advances and eurodollar rate advances.  The floating rate is equal to the higher of (i) the prime rate announced by Wachovia Bank or its parent and (ii) the sum of the federal funds effective rate for such day plus 1/2 percent per annum, plus, in each case, an applicable margin.  The eurodollar rate is based upon the British Bankers' Association interest settlement rate for deposits in U.S. dollars published on the Telerate Page 3750 (or any successor page) as adjusted by the applicable reserve requirement for Eurocurrency liabilities imposed under Regulation D of the Board of Governors of the Federal Reserve System, for periods of one, two, three or six months plus the applicable margin.  The applicable margin is based on IDACORP's rating for senior unsecured long-term debt securities without third-party credit enhancement as provided by Moody's Investors Services (Moody's) and Standard & Poor's Ratings Service (S&P).  The applicable margin for the floating rate advances is zero percent unless IDACORP's rating falls below Baa3 from Moody's or BBB- from S&P, at which time it would equal 0.50 percent.  The applicable margin for eurodollar rate advances ranges from 0.27 percent to 0.875 percent depending upon the credit rating.  In addition to the applicable margin, if the outstanding aggregate credit exposure exceeds 50 percent of the facility amount, IDACORP would pay a utilization fee ranging from 0.10 percent to 0.125 percent on outstanding loans depending on the credit rating.  At September 30, 2005, the applicable margin was zero percent for floating rate advances and 0.425 percent for eurodollar rate advances and 0.125 percent for a utilization fee.  A facility fee, payable quarterly by IDACORP, is calculated on the average daily aggregate commitment of the lenders under the IDACORP Facility and is also based on IDACORP's rating from Moody's or S&P as indicated above.  At September 30, 2005, the facility fee was 0.15 percent.

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

On May 3, 2005, IPC entered into a $200 million five-year credit agreement with various lenders, Wachovia Bank, National Association, as joint lead arranger and administrative agent and JP Morgan Chase Bank, NA, as joint lead arranger and syndication agent and Wachovia Capital Markets, LLC and J.P. Morgan Securities Inc., as joint lead arrangers and joint book runners (IPC Facility).  The IPC Facility replaced IPC's $200 million credit agreement that was to expire on March 16, 2007.  The IPC Facility, which expires on March 31, 2010, will be used for general corporate purposes and commercial paper back-up.  The IPC facility provides for the issuance of loans and standby letters of credit not to exceed the aggregate principal amount of $200 million, provided that the aggregate amount of the standby letters of credit may not exceed $100 million.  Under the terms of the IPC Facility, IPC may borrow floating rate advances and eurodollar rate advances.  The methods of calculating the floating rate and the eurodollar rate are the same as set forth above for the IDACORP Facility.  The applicable margin for the IPC Facility is also dependent upon IPC's rating for senior unsecured long-term debt securities without third-party credit enhancement as provided by Moody's and S&P.  At September 30, 2005, the applicable margin for the IPC Facility was zero percent for floating rate advances and 0.35 percent for eurodollar rate advances and 0.125 percent for a utilization fee.  A facility fee, payable quarterly by IPC, is calculated on the average daily aggregate commitment of the lenders under the IPC Facility and is also based on IPC's rating from Moody's or S&P as indicated above.  At September 30, 2005, the facility fee was 0.125 percent.

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

A ratings downgrade would result in an increase in the cost of borrowing, but would not result in any default or acceleration of the debt under the IPC Facility.  If there is a ratings downgrade below investment grade (BBB- or higher by S&P and Baa3 or higher by Moody's), then IPC's authority for continuing borrowings under its regulatory approvals issued by the IPUC and the Oregon Public Utility Commission (OPUC) must be extended or renewed during the occurrence of the ratings downgrade.  The Oregon statutes, however, permit the issuance or renewal of indebtedness maturing not more than one year after the date of such issue or renewal without approval of the OPUC.  In an order issued May 6, 2005, the IPUC clarified that IPC's authority will not terminate but will continue for a period of 364 days from any downgrade below investment grade.

At September 30, 2005, no loans were outstanding under the IDACORP Facility or IPC Facility.

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

Debt Covenants:  The IDACORP Facility and the IPC Facility each contain a covenant requiring each company to maintain a leverage ratio of consolidated indebtedness to consolidated total capitalization of no more than 65 percent as of the end of each fiscal quarter.  At September 30, 2005, the leverage ratios for both IDACORP and IPC were 52 percent.  At September 30, 2005, IDACORP was in compliance with all other covenants of the IDACORP Facility and IPC was in compliance with all other covenants of the IPC Facility.

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

Long-term financings:  On August 26, 2005, Idaho Power Company issued $60 million of its 5.30% First Mortgage Bonds due 2035, Secured Medium-Term Notes, Series F.  On August 30, 2005, IPC settled a forward-starting interest rate swap agreement by making a payment of $2.7 million to the counterparty of the agreement.  In accordance with regulatory accounting practices under SFAS No. 71, IPC is amortizing this amount over the life of the 5.30% First Mortgage Bonds due 2035.  The proceeds of the issuance were used to repay the $60 million, 5.83% First Mortgage Bonds that matured on September 9, 2005.

In April 2005, with the goal of adding additional common equity to its capital structure, IDACORP began using original issue common stock in its Dividend Reinvestment and Stock Purchase Plan, rather than purchasing this stock on the open market.  Beginning in August 2005, IDACORP also began using original issue common stock for its 401(k) plan.  Approximately 125,000 shares have been issued through the third quarter.

See Note 4 to IDACORP's Condensed Consolidated Financial Statements for more information regarding long-term financings.

Subsidiary Financing
IdaTech and IDACOMM are each seeking to raise additional funds from private sources in 2005 for the ongoing funding of their respective operations.  IdaTech and IDACOMM cannot presently determine what level of private funding may be raised, or what equity interest in the respective companies may be issued in connection with the funding.

LEGAL AND ENVIRONMENTAL ISSUES:

Legal and Other Proceedings
Shareholder Lawsuits:  On May 26, 2004 and June 22, 2004, respectively, two shareholder lawsuits were filed against IDACORP and four of its directors and officers.  The lawsuits, captioned Powell, et al. v. IDACORP, Inc., et al. and Shorthouse, et al. v. IDACORP, Inc., et al., raise largely similar allegations.  The lawsuits are putative class actions brought on behalf of purchasers of IDACORP stock between February 1, 2002 and June 4, 2002, and were filed in the U.S. District Court for the District of Idaho.  The named defendants in each suit, in addition to IDACORP, are Jon H. Miller, Jan B. Packwood, J. LaMont Keen and Darrel T. Anderson.

The complaints alleged that, during the purported class period, IDACORP and/or certain of its officers and/or directors made materially false and misleading statements or omissions about the company's financial outlook in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5, thereby causing investors to purchase IDACORP's common stock at artificially inflated prices.  More specifically, the complaints alleged that IDACORP failed to disclose and misrepresented the following material adverse facts which were known to defendants or recklessly disregarded by them: (1) IDACORP failed to appreciate the negative impact that lower volatility and reduced pricing spreads in the western wholesale energy market would have on its marketing subsidiary, IE; (2) IDACORP would be forced to limit its origination activities to shorter-term transactions due to increasing regulatory uncertainty and continued deterioration of creditworthy counterparties; (3) IDACORP failed to account for the fact that IPC may not recover from the lingering effects of the prior year's regional drought and (4) as a result of the foregoing, defendants lacked a reasonable basis for their positive statements about IDACORP and their earnings projections.  The Powell complaint also alleged that the defendants' conduct artificially inflated the price of IDACORP's common stock.  The actions seek an unspecified amount of damages, as well as other forms of relief.  By order dated August 31, 2004, the court consolidated the Powell and Shorthouse cases for pretrial purposes, and ordered the plaintiffs to file a consolidated complaint within 60 days.  On November 1, 2004, IDACORP and the directors and officers named above were served with a purported consolidated complaint captioned Powell, et al. v. IDACORP, Inc., et al., which was filed in the U.S. District Court for the District of Idaho.

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

On September 14, 2005, Magistrate Judge Mikel H. Williams of the U.S. District Court for the District of Idaho issued a Report and Recommendation that the defendants' motion to dismiss be granted and that the case be dismissed.  The Magistrate Judge determined that the plaintiffs did not satisfactorily plead loss causation (i.e., a causal connection between the alleged material misrepresentation and the loss) in conformance with the standards set forth in the recent United States Supreme Court decision of Dura Pharmaceuticals, Inc. v. Broudo, 544 U.S._____, 125 S. Ct. 1627 (2005).  The Magistrate Judge also concluded that it would be futile to afford the plaintiffs an opportunity to file an amended complaint because it did not appear that they could cure the deficiencies in their pleadings.  The parties have each filed objections to different parts of the Magistrate Judge's Report and Recommendation, and the matter is now before the District Judge.

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

IDACORP, IPC and IE removed this action from the state court to the U.S. District Court for the Western District of Washington at Tacoma.  On November 12, 2002, the companies filed a motion to dismiss Grays Harbor's complaint, asserting that the U.S. District Court lacked jurisdiction because the FERC has exclusive jurisdiction over wholesale power transactions and thus the matter is preempted under the Federal Power Act and barred by the filed-rate doctrine.  The court ruled in favor of the companies' motion to dismiss and dismissed the case with prejudice on January 28, 2003.  On February 25, 2003, Grays Harbor filed a Notice of Appeal, appealing the final judgment of dismissal to the U.S. Court of Appeals for the Ninth Circuit.  On August 10, 2004, the Ninth Circuit affirmed the dismissal of Grays Harbor's complaint, finding that Grays Harbor's claims were preempted by federal law and were barred by the filed-rate doctrine.  The court also remanded the case to allow Grays Harbor leave to amend its complaint to seek declaratory relief only as to contract formation, and held that Grays Harbor could seek monetary relief, if at all, only from the FERC, and not from the courts.  IDACORP, IPC and IE sought rehearing from the Ninth Circuit arguing that the court erred in granting leave to amend the complaint as such a declaratory relief claim would be preempted and would be barred by the filed-rate doctrine.  The Ninth Circuit denied the rehearing request on October 25, 2004, and the decision became final on November 12, 2004.  On that same date, the companies took steps to have the case transferred and consolidated with other similar cases arising out the California energy crisis currently pending before the Honorable Robert H. Whaley, sitting by designation in the Southern District of California and presiding over Multidistrict Litigation Docket No. 1405, regarding California Wholesale Electricity Antitrust Litigation.  On November 18, 2004, Grays Harbor filed an amended complaint alleging that the contract was formed under circumstances of "mistake" as to an "artificial . . . power shortage."  Grays Harbor asked that the contract therefore be declared "unenforceable" and found "unconscionable."  On December 23, 2004, the Judicial Panel on Multidistrict Litigation conditionally transferred the case to Judge Whaley.  Grays Harbor sought to vacate the transfer; however, on April 18, 2005, the Judicial Panel on Multidistrict Litigation ordered the case transferred.  On May 18, 2005, IDACORP, IPC and IE filed a motion to dismiss the amended complaint.  The motion was heard on September 29, 2005.  The court has not yet ruled on the motion.  The companies intend to vigorously defend their position and believe this matter will not have a material adverse effect on their consolidated financial positions, results of operation, or cash flows.

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

All defendants, including IPC and IDACORP, moved to dismiss the complaint in lieu of answering it.  The motions were based on the grounds that the complaint seeks to set alternative electrical rates, which are exclusively within the jurisdiction of the FERC and are barred by the filed-rate doctrine.  A hearing on the motion to dismiss was heard on March 26, 2004.  On May 28, 2004, the court granted IPC's and IDACORP's motion to dismiss.  In June 2004, the Port of Seattle appealed the court's decision to the U.S. Court of Appeals for the Ninth Circuit.  The appeal has been fully briefed, however, no date has yet been set for oral argument.  Also, on July 19, 2005 the companies filed a motion for summary affirmance of the district court's order dismissing the Port of Seattle's complaint.  The Ninth Circuit issued an order denying this motion on October 19, 2005.  The companies intend to vigorously defend their position in this proceeding and believe this matter will not have a material adverse effect on their consolidated financial positions, results of operations or cash flows.

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

On September 8, 2004, this case was transferred and consolidated with other similar cases currently pending before the Honorable Robert H. Whaley.

The companies' motion to dismiss the complaint was granted on February 11, 2005.  Wah Chang appealed to the Ninth Circuit on March 10, 2005.  The Ninth Circuit set a briefing schedule on the appeal, requiring Wah Chang's opening brief to be filed by July 6, 2005.  On May 18, 2005, Wah Chang filed a motion to stay the appeal or in the alternative to voluntarily dismiss the appeal without prejudice to reinstatement.  The companies opposed the motion and filed a cross-motion asking the Court to summarily affirm the district court's order of dismissal.  On July 8, 2005, the Ninth Circuit denied Wah Chang's motion and also denied the companies' motion for summary affirmance without prejudice to renewal following the filing of Wah Chang's opening brief.  Wah Chang's opening brief was filed on September 21, 2005.  On October 11, 2005 the companies, along with the other defendants, filed a motion to consolidate this appeal with Wah Chang v. Duke Energy Trading and Marketing currently pending before the Ninth Circuit.  On October 20, 2005 the Ninth Circuit granted the motion to consolidate and established a revised briefing schedule.  The companies' answering brief is due November 30, 2005 and Wah Chang's optional reply brief is due December 16, 2005.  The companies intend to vigorously defend their position in this proceeding and believe this matter will not have a material adverse effect on their consolidated financial positions, results of operations or cash flows.

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

On September 8, 2004, this case was transferred and consolidated with other similar cases currently pending before the Honorable Robert H. Whaley.  The companies' motion to dismiss the complaint was granted on February 11, 2005.  The City of Tacoma appealed to the Ninth Circuit on March 10, 2005.  The City of Tacoma filed its opening brief on June 29, 2005.  The companies and other defendants filed their opposition brief on August 9, 2005.  The City of Tacoma moved for an extension of time within which to file its optional reply brief.  The Court has not yet ruled on the City of Tacoma's motion for an extension of time, and the City of Tacoma has not yet filed a reply brief.  Also on August 9, 2005, the companies moved for summary affirmance of the district court's order dismissing the City of Tacoma's complaint.  The City of Tacoma filed a response to the companies' motion for summary affirmance on August 24, 2005.  The Ninth Circuit has not yet ruled on the companies' motion for summary affirmance.  The companies intend to vigorously defend their position in this proceeding and believe this matter will not have a material adverse effect on their consolidated financial positions, results of operations or cash flows.

Powerex:  On August 31, 2004, Powerex Corp., the wholly owned power marketing subsidiary of BC Hydro, a Crown Corporation of the province of British Columbia, Canada, filed a lawsuit against IE and IDACORP in the U.S. District Court for the District of Idaho.  Powerex Corp. alleges that IE breached an oral and written contract regarding the assignment of transmission capacity for electric power by IE to Powerex Corp. for a 14-month period and for intentional interference with Powerex Corp.'s alleged contract with IE.  Powerex Corp. seeks unspecified general and special damages.  On November 29, 2004, the companies filed an answer to Powerex Corp.'s complaint, denying all liability to the plaintiffs, and asserting certain affirmative defenses.  The parties are currently engaged in discovery.  A trial date for the matter has not been set.  The companies intend to vigorously defend their position in this proceeding but cannot predict the outcome of this matter.

Western Energy Proceedings at the FERC:  IE and IPC are involved in a number of FERC proceedings arising out of the western energy situation in California and claims that dysfunctions in the organized California markets contributed to or caused unjust and unreasonable prices in Pacific Northwest spot markets, and may have been the result of manipulations of gas or electric power markets.  They include proceedings involving: (1) the chargeback provisions of the California Power Exchange (CalPX) participation agreement, which was triggered when a participant defaulted on a payment to the CalPX.  Upon such a default, other participants were required to pay their allocated share of the default amount to the CalPX.  This provision was first triggered by the Southern California Edison default and later by the Pacific Gas and Electric Company default.  The FERC has ordered the CalPX to hold the chargeback funds and that such funds may be used to make-up individual seller shortfalls in their CalPX account at the conclusion of the California Refund proceeding.  One party has appealed this order to the D.C. Circuit Court of Appeals;  (2) efforts by the State of California to obtain refunds for a portion of the spot market sales from sellers of electricity into California from October 2, 2000 through June 20, 2001.  California is claiming that the sales prices were not just and reasonable and were not in compliance with the Federal Power Act.  The FERC issued an order on refund liability on March 26, 2003 on which multiple parties, including IE, sought rehearing.  On October 16, 2003, the FERC denied the requests for rehearing and required the California Independent System Operator (Cal ISO) to make a compliance filing regarding refund amounts within five months, which has since been delayed until March 2006.  On May 12, 2004, the FERC issued an order clarifying its earlier refund orders and denying a request by certain parties to present as evidence an earlier settlement between the California Public Utilities Commission and El Paso related to manipulation of gas pipeline capacity claiming that the settlement dollars California is receiving from El Paso ($1.69 billion) are duplicative of the FERC order changing the gas component of its refund methodology.  The FERC denied requests for rehearing on November 23, 2004.  On December 2, 2003, IE and others petitioned the United States Court of Appeals for the Ninth Circuit for review of the FERC's orders on California refunds.  As additional FERC orders have been issued, further petitions for review have been filed, including by IE, and have been consolidated with the appeals already pending before the Ninth Circuit.  On September 21, 2004, the Ninth Circuit convened the first of its case management proceedings, a procedure reserved to help organize complex cases.  On October 22, 2004, the Ninth Circuit severed several issues related to the FERC's refund jurisdiction, established a schedule for briefing and held oral argument on April 12 and 13, 2005.  On May 26, 2005, the California Parties filed a motion with the FERC to submit additional evidence.  A number of parties are opposing this motion.  On September 6, 2005, the Ninth Circuit issued a decision in one of the severed cases concluding that the FERC lacked refund authority over wholesale electrical energy sales made by governmental entities and non-public utilities.  On August 8, 2005 the FERC issued an order establishing a framework for those sellers wanting to make a cost filing.  The companies along with others made a cost filing on September 14, 2005, the California entities commented on October 11, 2005, and IPC and IE replied to those comments on October 17, 2005.  The California entities filed supplemental comments on October 24, 2005 and IPC filed supplemental reply comments on October 27, 2005.  At September 30, 2005, with respect to the CalPX chargeback and the California Refund proceedings discussed above, the CalPX and the Cal ISO owed $14 million and $30 million, respectively, for energy sales made to them by IPC in November and December 2000.  IE has accrued a reserve of $42 million against these receivables.  This reserve was calculated taking into account the uncertainty of collection, given the California energy situation.  Based on the reserve recorded as of September 30, 2005, IDACORP believes that the future collectibility of these receivables or any potential refunds ordered by the FERC would not have a material adverse effect on its consolidated financial position, results of operations or cash flows; (3) the Pacific Northwest refund proceedings wherein it was argued that the spot market in the Pacific Northwest was affected by the dysfunction in the California market, warranting refunds.  The FERC rejected this claim on June 25, 2003, and denied rehearing on November 11, 2003 and February 9, 2004.  The FERC orders were appealed to the Ninth Circuit, which established a briefing schedule under which final briefs were submitted in May 2005.  There presently is no date set for oral argument.  IE and IPC are unable to predict the outcome of these matters; and (4) two FERC show cause orders which resulted from a ruling of the Ninth Circuit that the FERC permit the California parties in the California refund proceeding to submit materials to the FERC demonstrating market manipulation by various sellers of electricity into California.  On June 25, 2003, the FERC ordered a large number of parties including IPC to show cause why certain trading practices did not constitute gaming ("gaming") or anomalous market behavior ("partnership") in violation of the Cal ISO and CalPX Tariffs.  On October 16, 2003, IPC reached agreement with the FERC Staff on the show cause orders.  The "gaming" settlement was approved by the FERC on March 3, 2004.  The FERC approved the motion to dismiss the "partnership" proceeding on January 23, 2004.  Although the orders establishing the scope of the show cause proceedings are presently the subject of review petitions in the Ninth Circuit, the order dismissing IPC from the "partnership" proceedings was not the subject of rehearing requests.  Eight parties have requested rehearing of the FERC's March 3, 2004 order approving the "gaming" settlement but the FERC has not yet acted on those requests.

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

These matters are discussed in more detail in Note 5 to IDACORP's and IPC's Condensed Consolidated Financial Statements.

Other Legal Proceedings:  IDACORP, IPC and/or IE are involved in lawsuits and legal proceedings in addition to those discussed above and in Note 5 to IDACORP's Condensed Consolidated Financial Statements.  The companies believe they have meritorious defenses to all lawsuits and legal proceedings where they have been named as defendants.  Resolution of any of these matters will take time, and the companies cannot predict the outcome of any of these proceedings.  The companies believe that their reserves are adequate for these matters.

Environmental Issues
Idaho Water Management Issues:  IPC holds water rights for generation purposes at each of its hydroelectric projects.  The State of Idaho is experiencing its sixth consecutive year of below normal precipitation and stream flows.  These conditions have exacerbated a developing water shortage in the state, which is manifested by a number of water issues that are of interest to IPC because of their potential impacts on generation at IPC's hydroelectric projects, including declining Snake River base flows and recharge to the Eastern Snake Plain Aquifer, a large underground aquifer that has been estimated to hold between 200-300 maf of water.  With respect to base flows, observed records suggest that the base flows in the Snake River, particularly between IPC's Twin Falls and Swan Falls projects, have been in decline for several decades.  The yearly average flow measured below Swan Falls declined at an average rate of 43 cubic feet per second (cfs) per year during the period 1961-2003, and observed stream flow gains between Twin Falls and Lower Salmon Falls, which are largely attributed to base flow contribution, declined at a rate of 27 cfs per year over the same period.  Low flow in the Snake River near Hagerman, Idaho continues to be observed during 2005 - several river gauges in that area recorded the lowest January - March Snake River flows since the early 1960s.  The Snake River, at various places throughout its reach from Rexburg, Idaho to King Hill, Idaho, is connected to the Eastern Snake Plain Aquifer.  In certain times of the year, the flows into the Snake River below Milner Dam are heavily dependent on the outflow from springs that are connected to and fed by the Eastern Snake Plain Aquifer in the Thousand Springs reach of the Snake River.  The majority of IPC's hydroelectric projects are below Milner Dam.

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

In March 2004, the State of Idaho negotiated an interim agreement between several of the ground and surface water users engaged in the controversy in an effort to allow the state to develop short and long-term goals and objectives for effectively managing the Eastern Snake Plain Aquifer and ensuring that senior water rights are protected consistent with the prior appropriation doctrine and state law.  As part of the interim agreement, the pending administrative and judicial processes were stayed until March 15, 2005, and the Idaho Legislature directed the Natural Resources Interim Committee, a standing committee, to meet and evaluate ways to stabilize and properly manage the aquifer.  This Interim Committee met with interested parties from March through the fall of 2004 in an effort to resolve the pending controversies.  One solution explored was aquifer recharge, or using surface water supplies to increase ground water supplies by allowing the water to sink into the earth in porous locations.  Under certain circumstances aquifer recharge may impact senior water rights and therefore conflict with state law.  In April 2005, the Idaho Legislature passed House Concurrent Resolution No. 28 directing the Natural Resources Interim Committee, along with the Idaho Water Resources Board, to continue to work with interested parties to develop a plan to implement an effective recharge program for the Eastern Snake Plain Aquifer along with recommendations for necessary legislative changes to implement and fund such a program.  The Interim Committee held its first meeting to explore opportunities for implementing such a program in June 2005.  Additional meetings are expected through 2005.  IPC is participating in this process, as necessary, to protect its existing hydroelectric generation water rights.

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

Similar to the surface water irrigation entities, IPC holds storage rights in American Falls Reservoir.  To the extent that groundwater pumping and the reduced surface water flows have impacted American Falls storage water rights, IPC's storage rights may have also been impacted.  As such, IPC submitted a letter to the Idaho Department of Water Resources in support of the delivery call and asked the department to grant IPC intervenor status in the pending contested case.  The Idaho Ground Water Appropriators, Inc. filed a motion opposing IPC's intervention.  The department subsequently denied IPC's request for intervenor status.  IPC has appealed the department's order denying intervention to the state district court. Although that appeal is pending, the administrative action before the department continues.  A hearing is set for early January 2006.  IPC continues to monitor the administrative action.

Due to the drought and low water conditions in Idaho over the past several years, several other actions have been initiated before the Idaho Department of Water Resources and the Snake Rive Adjudication District Court relating to the administration of water rights in Idaho.  IPC is monitoring each of these actions and is taking such action as it believes is necessary to protect its water rights.

Clean Air:  The Environmental Protection Agency issued SO2 allowances, as defined in the Clean Air Act amendments of 1990, based on coal consumption during established baseline years.  IPC currently has more than a sufficient amount of SO2 allowances to provide compliance for emissions attributable to Idaho Power at all three of its jointly owned coal-fired facilities and both of its natural gas-fired facilities.  Through 2005, and prior to the sale of 60,000 emission allowances in October 2005 discussed below in "Emission Allowances," IPC believed that it had approximately 107,000 allowances in excess of the amount needed for Clean Air Act compliance.  In addition, IPC has been granted annual allotments of allowances ranging from 15,524 to 28,622 through the year 2035.  Allowances necessary for IPC's compliance requirements are up to 14,500 annually.  Excess allowances owned by IPC may be held for future use, as they do not contain expiration terms.  There is an active marketplace for buying and selling allowances, so that SO2 allowances determined to be excess can be sold to others.  For all the foregoing reasons, IPC does not foresee any adverse effects upon its operations with regard to SO2 emissions at this time.  Approval to sell excess allowances has been received from the IPUC and OPUC and sale activities have been initiated.  See further discussion in "REGULATORY MATTERS - Emission Allowances."

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

The Clean Air Mercury Rule (CAMR) will limit mercury emissions from new and existing coal-fired power plants and creates a market-based cap-and-trade program that will permanently cap utility mercury emissions in two phases.  The first phase cap is 38 tons beginning in 2010, with a second phase cap set at 15 tons beginning in 2018.  Mercury emission allocations have been set at the state level, but the states have not allocated the allowances to individual utilities.  IPC is actively observing developments on this issue and control equipment technology advances.  It is anticipated that this rule may require additional emission controls and expenses at IPC's jointly owned coal-fired facilities, although impacts on future plant operations, operating costs and generating capacity are not known at this time.  The CAMR is being challenged in court by a number of environmental groups and some states.

Other pending or proposed air regulations could require IPC's jointly owned coal-fired facilities to reduce plant emissions of SO2, NOx and other pollutants below current levels.  These reductions could be required to address regional haze programs, acid rain, mercury emissions regulations and possible re-interpretations and changes to the federal Clean Air Act.  Like many other coal-fired facilities in the eastern and mid-western United States, the Jim Bridger plant has received information requests from the Environmental Protection Agency related to the plant's compliance with the New Source Review provisions of the Clean Air Act, which has resulted in some discussions with the Environmental Protection Agency and state regulatory authorities.  IPC may incur significant costs to comply with tighter air emissions requirements in the future.  These potential costs are expected to consist primarily of capital expenditures.

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

Greenhouse gas emissions result from the combustion of fossil fuels to generate electricity, with carbon dioxide representing the largest quantity of greenhouse gases emitted, at IPC's coal and gas generation units.  Under median water conditions, the majority of IPC's generation is comprised of hydroelectric assets that have negligible greenhouse gas emissions compared to fossil-based generation.

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

In Order No. 29601, the IPUC approved the modification of the general rate case order to utilize IPC's statutory income tax rates to compute test year income tax expense.  The rate case tax settlement allows IPC to continue its compliance with the normalization provisions of the Internal Revenue Code of 1986, as amended, and associated Treasury Regulations, and will allow IPC to continue to receive the benefits of accelerated depreciation.  As a result, IPC computed and recorded monthly during the period June 1, 2004 through May 31, 2005 a regulatory asset (with interest accrued at a rate of one percent per annum) of approximately $12 million, or 2.2 percent, which is a one-year adjustment and will expire on June 1, 2006.  The IPUC also granted an ongoing adjustment of approximately $12 million, or 2.25 percent, related to the rate case tax settlement.  The increase of 4.45 percent related to the rate case tax settlement adjustments was effective June 1, 2005.

Additionally, IPUC Order No. 29600 resolved outstanding issues related to: (1) an unplanned outage at one of the two units of Valmy in the summer of 2003, (2) a matter relating to the expense adjustment rate for growth component of the PCA and (3) regulatory accounting issues related to a tax accounting method change in 2002.  As a result, in September 2004, IPC established a regulatory liability of $19 million with a charge to PCA expense.  A monthly credit of approximately $0.8 million is included in the PCA through May 2006, which will reduce this regulatory liability.  Also in September 2004, IPC reversed a $16 million regulatory tax liability by reducing income tax expense.  This regulatory tax liability was established in 2002 when IPC adopted a tax accounting method change for capitalized overhead costs.

The final result of IPC's 2003 Idaho general rate case was a $40 million increase to the base Idaho jurisdictional revenue requirement, comprised of $25 million in the initial order, $3 million related to computational errors and $12 million in the order approving the rate case tax settlement.

On October 28, 2005, IPC filed a new general rate case with the IPUC based upon a 2005 test year.  IPC is asking for an annual increase to its Idaho retail base rates of $44 million, a 7.8 percent average increase.  IPC cannot predict what level of rate adjustment, if any, the IPUC will grant.

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

On September 26, 2005, IPC filed a complaint with the Circuit Court of Marion County, Oregon asking the court to reverse the portion of the OPUC's general rate case order related to the determination of net power supply costs.

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

Bennett Mountain Power Plant:  The Bennett Mountain Power Plant, a 164-MW gas-fired generating plant near Mountain Home, Idaho, was tested and ready for operation on March 31, 2005, and provisional acceptance occurred on the same date.  IPC made a rate filing with the IPUC on March 2, 2005 to include in Idaho retail rates a return on the estimated plant investment and other expenses, at April 30, 2005, of approximately $58 million.  The June 1, 2005 rate increase is $9 million annually, or 1.84 percent.  Plant costs incurred after April 30, 2005 were included in the October 2005 general rate request.

Energy Efficiency Tariff Rider:  IPC charges an amount to each customer to provide funding for energy efficiency initiatives.  In December 2004, IPC filed a request to increase this charge from 0.5 percent of total base revenues to 1.5 percent effective June 1, 2005, and 2.4 percent effective June 1, 2007.  The June 1, 2005 change increases the annual amounts collected from customers by $5 million.  The IPUC authorized the June 1, 2005 change while deferring judgment on the 2007 request.

Deferred Net Power Supply Costs
IPC's deferred (accrued) net power supply costs consisted of the following:

	September 30,	December 31,
	2005	2004
Idaho PCA current year:
Deferral for the 2005-2006 rate year	$-	$22,778
Deferral for the 2006-2007 rate year	2,163	-
Irrigation Lost Revenues	-	13,290
Idaho PCA true-up awaiting recovery:
Authorized May 2004	-	11,415
Authorized May 2005*	34,893	-
Oregon deferral:
2001 costs	10,536	12,047
2005 costs	2,068	-
Total deferral	$49,660	$59,530

*$28 million will be recovered with interest during the 2006-2007 PCA rate year.

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

Emission Allowances
In June 2005, IPC filed applications with the IPUC and OPUC requesting blanket authorization for the sale of excess sulfur dioxide emission allowances and an accounting order.  The IPUC issued Order 29852 on August 22, 2005, authorizing the sale and interim accounting treatment.  Pursuant to the Order, IPC is required to file a report with the IPUC within 60 days after receipt of any sale proceeds.  The Order also stated that the IPUC Staff was to conduct workshops and make a recommendation as to the appropriate ratemaking treatment.  The first workshop has been scheduled for November 7, 2005.  The OPUC issued Order 05-983 on September 13, 2005, stating that IPC did not need a blanket order to sell emission allowances and approved the interim accounting treatment.  The OPUC also ordered IPC to file a report within 60 days after receipt of any sales proceeds and stated that ratemaking treatment of the proceeds will be determined in a ratemaking proceeding.

In October 2005, IPC sold 60,000 allowances (out of a total of approximately 107,000 excess allowances) for approximately $57 million (before income taxes and expenses) on the open market.  IPC is now seeking approval from the IPUC for the accounting treatment of these transactions, which will determine the allocation of proceeds between retail customers and shareholders.  Under the approved interim accounting treatment, IPC is recording the Idaho and Oregon allocated portions of the proceeds (net of income taxes and expenses) as a regulatory liability.  At this time, IPC cannot predict the outcome of the IPUC workshops, or any future OPUC ratemaking proceeding relating to this issue, or how the proceeds might ultimately be allocated between retail customers and shareholders.

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

The IRP is filed every two years with both the IPUC and the OPUC.  Prior to filing, the IRP requires extensive involvement by IPC, the IPUC Staff and the OPUC Staff, as well as customer, technological and environmental representatives and is the starting point for demonstrating prudence in IPC's resource decisions.  The IPUC accepted the 2004 IRP on April 22, 2005.  The OPUC acknowledged the 2004 IRP on June 17, 2005.  Preparation has begun on the 2006 IRP with the initial meeting of the IRP Advisory Council held on October 20, 2005.  The 2006 IRP is scheduled to be filed in June 2006.

Peaking Resource RFP:  On March 30, 2005, IPC issued a formal Request for Proposal (RFP) seeking bids for the construction of an 88 MW natural gas-fired power plant.  IPC sought bids for the construction of a turnkey generating facility to expand its generation capabilities during peak times when electricity supplies are low and wholesale costs are high.  The plant was anticipated be on line in 2007.  Bid proposals were received in June and the evaluation process is under way.  Selection of the successful bid was originally scheduled for October 2005.  However, a developer is proposing a large PURPA project that, if developed, will impact the need and timing of any resource acquired under the peaking resource RFP.  Negotiations with the PURPA developer are ongoing.  A decision regarding the acquisition of any peaking resources acquired under the peaking resource RFP is anticipated by early 2006.

Wind RFP: An RFP for 200 MW of wind-powered generation was issued on January 13, 2005.  The RFP requested deliveries of energy from approximately 100 MW of wind-powered generation commencing no later than the end of 2006, and deliveries of energy from all 200 MW commencing no later than the end of 2007.  The wind-powered generation RFP pre-bid meeting was held on January 27, 2005.  Final bids were due on March 10, 2005.  The selection committee has compiled a short list of bidders and suspended further action until the IPUC could process IPC's request for a moratorium on PURPA wind projects discussed below.  In late September IPC announced that it would reactivate the RFP, although IPC now anticipates acquiring 100 MW through the process instead of the original 200 MW.

PURPA Wind Projects
As of October 2005, one 10.5 MW wind project (Fossil Gulch) is selling energy to IPC under an approved PURPA agreement and an additional eight wind projects, comprising 92 MW of wind generation, have approved PURPA agreements and are scheduled to come online by early 2006.  Signed PURPA agreements for four additional wind projects, adding an additional 75 MW of wind generation, were submitted during October 2005 to the IPUC for approval.

On June 17, 2005, IPC filed an application requesting the IPUC to issue an order temporarily suspending IPC's obligation under PURPA and various IPUC orders, to enter into new contracts to purchase energy generated by wind powered qualifying facilities.  IPC has requested the temporary suspension remain in effect until the IPUC investigates the impact on IPC's customers arising out of the addition of substantial amounts of wind-powered generation projects.  IPC is concerned that the continuous absorption of additional wind resources will adversely affect IPC's overall power supply costs and system reliability.  IPC is also concerned that the apparent high price for wind PURPA resources is impacting bid prices for the wind RFP.  On July 8, 2005, IPC submitted testimony in support of the request.  On July 22, 2005 the IPUC conducted a hearing on the matter and issued an order on August 4, 2005, reducing the published rate cap eligibility to 100 kW from 10 MW and setting grandfathering criteria for PURPA wind projects in progress at the time of the order.  Currently, approximately 120 MW of proposed PURPA wind projects are actively seeking contracts from IPC through the grandfathering criteria, or via negotiated PURPA agreements.  The outcome of these agreement requests is unknown at this time.

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

On September 2, 2004, two conservation groups, American Rivers and Idaho Rivers United, filed petitions for rehearing of the orders issuing the licenses for the middle Snake River projects.  These petitions ask the FERC to vacate the licensing orders and request a determination from the U.S. Fish and Wildlife Service that the middle Snake River projects jeopardize the listed snail species.  On October 4, 2004, the FERC issued an Order Granting Rehearing for Further Consideration to provide additional time to consider the matters raised by the rehearing requests.  On March 4, 2005, the FERC issued an order denying the conservation groups' rehearing request.  On April 28, 2005, American Rivers and Idaho Rivers United appealed this order to the U.S. Court of Appeals for the Ninth Circuit.  IPC filed a motion to intervene in the appeal and the U.S. Fish and Wildlife Service filed a motion to be designated a respondent-intervenor.  On June 15, 2005, the court granted these motions.  By order dated October 4, 2005, the court extended the briefing schedule in the appeal.  FERC's brief is due to be filed by December 16, 2005 and IPC's and Fish and Wildlife's briefs by January 27, 2006.  American Rivers and Idaho Rivers United filed their briefs with the court on October 14, 2005, and pursuant to the court's recent order, may file an optional reply brief by February 27, 2006.

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

At September 30, 2005, $9 million of middle Snake River project relicensing and compliance costs were in electric plant in service.  The majority of these costs, which were incurred prior to the completion of IPC's 2003 Idaho general rate case, were approved for recovery in rates.  Costs incurred since the 2003 general rate case are included in the 2005 general rate case filing.  Future costs related to the new license will be submitted to regulators for recovery through the rate-making process.

Malad Project:  On March 25, 2005, IPC received a new 30-year operating license for the Malad project.  The new license was effective March 1, 2005 and includes license article requirements to address project operations, minimum flow to benefit aquatic species, ESA snail protection and monitoring, habitat enhancements, fish passage, recreation enhancements and historic properties.  IPC is developing project plans, schedules and cost estimates for each article.  The FERC's financial impacts analysis in the new license estimates that the annual costs of measures and operations-related expenses, as licensed, will be $2 million.

At September 30, 2005, $3 million of Malad project relicensing costs were included in electric plant in service and are included in the 2005 general rate case filing.  Future costs related to the new license will be submitted to regulators for recovery through the rate-making process.

Hells Canyon Complex:  The most significant ongoing relicensing effort is the Hells Canyon Complex, which provides approximately two-thirds of IPC's hydroelectric generating capacity and 40 percent of its total generating capacity.  The current license for the Hells Canyon Complex expired at the end of July 2005.  IPC now operates the project under an annual license issued by the FERC until the new multi-year license is issued.  IPC developed the license application for the Hells Canyon Complex through a collaborative process involving representatives of state and federal agencies and business, environmental, tribal, customer, local government and local landowner interests.  The license application was filed in July 2003 and accepted by the FERC for filing in December 2003.

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

In response to the filing of the license application in July 2003, federal and state agencies, Native American Indian Tribes and other participants in the Hells Canyon Complex relicensing process filed initial comments to the license application, some of which contained additional proposed PM&E measures.  IPC's preliminary estimate of the potential cost of these additional proposed measures, assuming all of the proposed measures are included as conditions in a final license, which IPC believes is unlikely, totals more than  $2 billion over a period up to 50 years.  This would result in an approximate 25 to 30 percent increase to existing base rates.  These cost estimates are preliminary as federal, state, tribal and private parties participating in the relicensing proceeding are not required to file their final comments, recommendations, terms, conditions and prescriptions with the FERC until later in the relicensing process.  The FERC will then consider these final comments, recommendations, terms, conditions and prescriptions under the Federal Power Act, the National Environmental Policy Act of 1969, as amended (NEPA), the Energy Policy Act of 2005 and other applicable federal laws, and include those conditions in the final license that the FERC determines are necessary and required to protect, mitigate and enhance those resources affected by the operation and management of the project. Under the Federal Power Act, some federal agencies have mandatory conditioning authority.  Section 18 of the FPA provides the Departments of Commerce and Interior with authority to require fishways, or passage facilities, to allow fish to migrate below and above a project.  Section 4(e) allows federal agencies with jurisdiction over a federal reservation, such as a national forest or park that is occupied by a licensed project to require FERC to include in the license such conditions and prescriptions that the federal agency considers necessary for the adequate protection and utilization of that reservation.  The FERC must include in the license those conditions and prescriptions proposed by these agencies, which fall within that agency's conditioning authority, under the FPA.  These conditions and prescriptions, however, must be supported by substantial evidence and otherwise be in compliance with the provisions of the Energy Policy Act of 2005.  If they are not, a federal appeals court may set the conditions and prescriptions aside.  In other words, the agencies have the authority to require actions to be included in a license to protect resources or address issues under their jurisdiction.  As such, the actual costs of the PM&E measures associated with the relicensing of the Hells Canyon Complex will not be known until after the new license is issued by the FERC.

At September 30, 2005, $73 million of Hells Canyon Complex relicensing costs were included in construction work in progress.  The relicensing costs are recorded and held in construction work in progress until a new multi-year license is issued by the FERC, at which time the charges are transferred to electric plant in service.  Relicensing costs and costs related to a new license, as discussed above, will be submitted to regulators for recovery through the rate-making process.

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

On October 20, 2003, the FERC issued Scoping Document 1 to provide interested parties with information on the relicensing of the project and solicit comments and suggestions for a preliminary list of issues and alternatives that might be addressed in the environmental impact statement.  The FERC also held four scoping meetings in the fall and winter of 2003 to offer parties the opportunity for input on the scope of the environmental impact statement.  Based upon comments and information received in response to Scoping Document 1, on November 24, 2004, the FERC Staff issued Scoping Document 2, which provides for a tentative schedule for the environmental impact statement preparation including the filing of additional information.  Subsequent to the issuance of Scoping Document 2, IPC and a number of other parties participating in the Hells Canyon ESA Consultation/Settlement Process (see "Consultation/Settlement Process" discussion below) requested that the FERC revise the tentative schedule to enable the parties to pursue a comprehensive settlement agreement for the relicensing of the Hells Canyon Complex. Since September of 2004, IPC has been working with interested parties to reach an agreement in principle on the relicensing issues, which will inform and focus the FERC in its preparation of the draft environmental impact statement for the NEPA and relicensing process.  To facilitate the settlement efforts, the FERC extended the schedule, most recently by letter dated August 10, 2005.  The FERC issued the NREA on October 28, 2005 and established a 90-day period for comments and preliminary recommendations and conditions to be filed.  The draft environmental impact statement is scheduled to be issued in May 2006.

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

In late September 2004, IPC, the National Marine Fisheries Service, the U.S. Fish and Wildlife Service and other parties, including the states of Idaho and Oregon, the U.S. Forest Service, several Native American Indian Tribes, American Rivers, Idaho Rivers United, and Idaho irrigation and industrial entities interested in the relicensing of the Hells Canyon Complex met to continue discussions relative to the initiation of the Hells Canyon ESA Consultation/Settlement Process.  As a result of that meeting, the parties established a Hells Canyon Complex settlement process in the fall of 2004, which includes a Settlement Working Group, a facilitator and separated FERC Staff.  The initial objective of the Settlement Working Group was to address interim operations and anadromous fish species listed under the ESA in an effort to provide agreed upon measures to the FERC by April 2005.  The primary objective of the Settlement Working Group, however, is to negotiate and develop a comprehensive settlement agreement to support the relicensing of the project.  The goal of the parties was to achieve an agreement in principle by September 2005.  Parties participating in the Settlement Working Group include IPC, the National Marine Fisheries Service, the U.S. Fish and Wildlife Service, the U.S. Bureau of Land Management, the U.S. Bureau of Reclamation, the U.S. Department of Agriculture - Forest Service, the State of Oregon, the State of Idaho, the Nez Perce Tribe, the Shoshone-Paiute Tribes, the Shoshone-Bannock Tribes, the Burns-Paiute Tribe, American Rivers, Idaho Rivers United, the Idaho Water Users Association, the Payette River Water Users Association, the Pioneer, Settlers and Nampa and Meridian irrigation districts, the Committee of Nine, the Idaho Farm Bureau, the Columbia River Inter-Tribal Fish Commission, the Idaho Council on Industry and the Environment, the J. R. Simplot Company and other industrial customers of IPC.

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

After the filing of the Interim Agreement with the FERC, the Settlement Working Group, with the continuing assistance of the facilitator and separated FERC Staff, commenced negotiations on the long-term settlement agreement.  These negotiations have continued and, due to the number and complexity of the issues, the parties to the settlement process have devoted substantial resources and time to the settlement effort.  To date, however, the parties have not been successful in reaching an agreement in principle for the licensing of the Hells Canyon Complex.  Because it was unlikely that the parties to the settlement process would reach agreement on a comprehensive settlement package in the near term and because of the issuance of the NREA by the FERC in October 2005, the settlement discussions have been terminated to allow the parties the opportunity to develop comments and preliminary terms and conditions to be filed with the FERC.  The parties expect to reassess opportunities for settlement in the spring of 2006 after the filings with the FERC.

Swan Falls Project:  The license for the Swan Falls hydroelectric project expires in 2010.  On March 10, 2005 IPC initiated formal consultation with agencies, Indian tribes and the public regarding the relicensing of the Swan Falls project.  This was done by providing interested stakeholders with detailed information on the Swan Falls project.  In addition, a site tour and meeting for interested stakeholders was held on May 2, 2005.  IPC is in the process of compiling information and performing studies in preparation for filing an application for a new license with the FERC in 2008.

At September 30, 2005, $2 million of Swan Falls project relicensing costs were included in construction work in progress.  The relicensing costs are recorded and held in construction work in progress until a new multi-year license is issued by the FERC, at which time the charges are transferred to electric plant in service.  Relicensing costs and costs related to a new license will be submitted to regulators for recovery through the rate-making process.

Regional Transmission Organization
In December 1999, the FERC, in Order No. 2000, said that all companies with transmission assets must file with the FERC to form regional transmission organizations (RTOs) or explain why they cannot do so. By encouraging the formation of RTOs, the FERC sought to further facilitate the formation of efficient, competitive wholesale electricity markets.  In response, several northwest utilities, including IPC, attempted formation of an RTO called RTO West.  After the failure of RTO West, the utilities turned toward formation of Grid West, a transmission management entity that would not necessarily become an RTO.  In a recent developmental action, the Bonneville Power Administration, PacifiCorp and IPC filed a request to the FERC for a declaratory order stipulating that Grid West need not be an RTO under FERC Order No. 2000.  In an order issued July 1, 2005, the FERC acknowledged that Grid West would not need to satisfy their RTO requirements.  The order also declared the Grid West governance to be sufficiently independent to satisfy the independence requirements of an RTO should Grid West decide to change its status in the future.

Grid West was to make a major decision in September 2005 on whether to transfer corporate control to a new independent governing board and provide continued developmental funding.  This "Decision Point 2" was to be the second of four Decision Points needed to bring Grid West into operation.  The Bonneville Power Administration sought and received a 30-day extension to explore the viability of an alternate to Grid West that they characterized as the "Convergence Proposal."  At Decision Point 2, on November 1, 2005, the Bonneville Power Administration decided to commit additional funding only to a "Convergence Proposal" and not to the original Grid West proposed plan.  A majority of the Grid West board did not accept the "Convergence Proposal" as being viable.  This prevented seating of the independent governing board and the decision was made to restructure Grid West to allow those supporting Grid West to continue in its development.

IPC has spent funds supporting the development of Grid West, and expects to continue funding this development as long as it remains a participating utility.  Funding of this effort has taken two forms.  First, funds have been loaned to Grid West, for the purpose of meeting its developmental expenses.  The total accumulated loan through the third quarter of 2005 was approximately $1.0 million.  IPC expects this loan to be repaid by Grid West when it commences operation.  Second, IPC has incurred incremental internal costs from participating in the developmental effort, which are mostly related to incremental travel and legal consultation.  Prior to 2005, IPC had accumulated these costs in deferred expense accounts.  The total accumulated internal expense through the fourth quarter of 2004 was approximately $2.3 million.  In recognition of the affirmative vote at the end of 2004 at "Decision Point 1" which was the first step to move Grid West into operation, IPC decided that beginning in 2005, all additional incremental costs related to Grid West development activities would be expensed rather than deferred.  At this time, IPC expects to pursue recovery of the accumulated internal costs through rates.

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

Reliability Management System
As a result of the 2003 electric blackout in the eastern United States, the FERC is requiring electric utilities to complete a survey on training practices in 2005.  IPC submitted its survey response on January 31, 2005.  Implementation of Blackout Report Recommendations and other FERC and North American Electric Reliability Council policies could increase operating costs, but the extent of such increases cannot be determined at this time.

New Accounting Pronouncements
See Note 1 to the Condensed Consolidated Financial Statements for discussion of recently issued and recently adopted accounting pronouncements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IDACORP and IPC are exposed to market risks, including changes in interest rates, changes in commodity prices, credit risk and equity price risk.  The following discussion summarizes these risks and the financial instruments, derivative instruments and derivative commodity instruments sensitive to changes in interest rates, commodity prices and equity prices that were held at September 30, 2005.

Interest Rate Risk
IDACORP and IPC manage interest expense and short- and long-term liquidity through a combination of fixed rate and variable rate debt.  Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly rated financial institutions may be used to achieve the desired combination.

Variable Rate Debt:  As of September 30, 2005, IDACORP and IPC had $169 million and $115 million, respectively, in floating rate debt, net of temporary investments.  Assuming no change in either company's financial structure, if variable interest rates were to average one percentage point higher than the average rate on September 30, 2005, interest expense for the year ending December 31, 2005 would increase and pre-tax earnings would decrease by approximately $2 million for IDACORP and $1 million for IPC.

Fixed Rate Debt:  As of September 30, 2005, IDACORP and IPC had outstanding fixed rate debt of $926 million and $865 million, respectively.  The fair market value of this debt was $947 million and $885 million, respectively.  These instruments are fixed rate, and therefore do not expose IDACORP or IPC to a loss in earnings due to changes in market interest rates.  However, the fair value of these instruments would increase by approximately $86 million for IDACORP and $84 million for IPC if interest rates were to decline by one percentage point from their September 30, 2005 levels.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures:

IDACORP:
The Chief Executive Officer and the Acting Chief Financial Officer of IDACORP, based on their evaluation of IDACORP's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2005, have concluded that IDACORP's disclosure controls and procedures are effective.

IPC:
The Chief Executive Officer and the Acting Chief Financial Officer of IPC, based on their evaluation of IPC's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2005, have concluded that IPC's disclosure controls and procedures are effective.

Changes in internal control over financial reporting:

No change in IDACORP's or IPC's internal control over financial reporting occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, IDACORP's or IPC's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to Note 5 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Restrictions on Dividends:
A covenant under the IDACORP and IPC Credit Facilities requires IDACORP and IPC to maintain leverage ratios of consolidated indebtedness to consolidated total capitalization of no more than 65 percent at the end of each fiscal quarter.  See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES - Financing Programs - Credit Facilities."  IPC's ability to pay dividends on its common stock held by IDACORP and IDACORP's ability to pay dividends on its common stock are limited to the extent payment of such dividends would cause their leverage ratios to exceed 65 percent.  At September 30, 2005, the leverage ratios for both IDACORP and IPC were 52 percent.

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

*3(a)

Restated Articles of Incorporation of IPC as filed with the Secretary of State of Idaho on June 30, 1989.  File number 33-00440, Post-Effective Amendment No. 2 to Form S-3, filed on 6/30/89, as Exhibit 4(a)(xiii).

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

*4(d)

Agreement and Plan of Merger dated March 10, 1989, between Idaho Power Company, a Maine Corporation, and Idaho Power Migrating Corporation.  Post-Effective Amendment No. 2 to Form S-3, File number 33-00440, filed on 6/30/89, as Exhibit 2(a)(iii).

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

*10(d)	Guaranty Agreement, dated as of August 30, 1974, between IPC and Pacific Power & Light Company. File number 2-62034, Form S-7, filed on 6/30/78, as Exhibit 5(r).

*10(e)	Letter Agreement, dated January 23, 1976, between IPC and Portland General Electric Company. File number 2-56513, as Exhibit 5(i).

*10(e)(i)

Agreement for Construction, Ownership and Operation of the Number One Boardman Station on Carty Reservoir, dated as of October 15, 1976, between Portland General Electric Company and IPC.  File number 2-62034, Form S-7, filed on 6/30/78, as Exhibit 5(s).

*10(e)(ii)	Amendment, dated September 30, 1977, relating to agreement filed as Exhibit 10(e). File number 2-62034, Form S-7, filed on 6/30/78, as Exhibit 5(t).

*10(e)(iii)	Amendment, dated October 31, 1977, relating to agreement filed as Exhibit 10(e). File number 2-62034, Form S-7, filed on 6/30/78, as Exhibit 5(u).

*10(e)(iv)	Amendment, dated January 23, 1978, relating to agreement filed as Exhibit 10(e). File number 2-62034, as Exhibit 5(v). File number 2-62034, Form S-7 filed on 6/30/78, as Exhibit 5(v).

*10(e)(v)	Amendment, dated February 15, 1978, relating to agreement filed as Exhibit 10(e). File number 2-62034, Form S-7, filed on 6/30/78, as Exhibit 5(w).

*10(e)(vi)	Amendment, dated September 1, 1979, relating to agreement filed as Exhibit 10(e). File number 2-68574, Form S-7, filed on 7/23/80, as Exhibit 5(x).

*10(f)

Participation Agreement, dated September 1, 1979, relating to the sale and leaseback of coal handling facilities at the Number One Boardman Station on Carty Reservoir.  File number 2-68574, Form S-7, filed on 7/23/80, as Exhibit 5(z).

*10(g)

Agreements for the Operation, Construction and Ownership of the North Valmy Power Plant Project, dated December 12, 1978, between Sierra Pacific Power Company and IPC.  File number 2-64910, Form S-7 filed on 6/29/79, as Exhibit 5(y).

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

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges. (IDACORP, Inc.)

12(a)	Statement Re: Computation of Supplemental Ratio of Earnings to Fixed Charges. (IDACORP, Inc.)

12(b)	Statement Re: Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements. (IDACORP, Inc.)

12(c)	Statement Re: Computation of Supplemental Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements. (IDACORP, Inc.)

12(d)	Statement Re: Computation of Ratio of Earnings to Fixed Charges. (IPC)

12 (e)	Statement Re: Computation of Supplemental Ratio of Earnings to Fixed Charges. (IPC)

15	Letter Re: Unaudited Interim Financial Information.

*21	Subsidiaries of IDACORP, Inc., File number 1-14465, 1-3198, Form 10-K for the year ended 12/31/04, filed on 3/9/05, as Exhibit 21.

31(a)	IDACORP, Inc. Rule 13a-14(a) certification.

31(b)	IDACORP, Inc. Rule 13a-14(a) certification.

31(c)	IPC Rule 13a-14(a) certification.

31(d)	IPC Rule 13a-14(a) certification.

32(a)	IDACORP, Inc. Section 1350 certification.

32(b)	IPC Section 1350 certification.

99	Earnings press release for third quarter 2005.

1 Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDACORP, Inc.
(Registrant)

Date	November 3, 2005	By:	/s/	Jan B. Packwood
Jan B. Packwood
President and Chief Executive Officer

Date	November 3, 2005	By:	/s/	Lori D. Smith
Lori D. Smith
Acting Chief Financial Officer

IDAHO POWER COMPANY
(Registrant)

Date	November 3, 2005	By:	/s/	J. LaMont Keen
J. LaMont Keen
President and Chief Operating Officer

Date	November 3, 2005	By:	/s/	Lori D. Smith
Lori D. Smith
Acting Chief Financial Officer

EXHIBIT INDEX

Exhibit Number

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges. (IDACORP, Inc.)

12(a)	Statement Re: Computation of Supplemental Ratio of Earnings to Fixed Charges.
(IDACORP, Inc.)

12(b)	Statement Re: Computation of Ratio of Earnings to Combined Fixed Charges and
Preferred Dividend Requirements. (IDACORP, Inc.)

12(c)	Statement Re: Computation of Supplemental Ratio of Earnings to Combined Fixed
Charges and Preferred Dividend Requirements. (IDACORP, Inc.)

12(d)	Statement Re: Computation of Ratio of Earnings to Fixed Charges. (IPC)

12(e)	Statement Re: Computation of Supplemental Ratio of Earnings to Fixed Charges. (IPC)

15	Letter Re: Unaudited Interim Financial Information.

31(a)	Rule 13a-14(a) certification. (IDACORP, Inc.)

31(b)	Rule 13a-14(a) certification. (IDACORP, Inc.)

31(c)	Rule 13a-14(a) certification. (IPC)

31(d)	Rule 13a-14(a) certification. (IPC)

32(a)	Section 1350 certification. (IDACORP, Inc.)

32(b)	Section 1350 certification. (IPC)

99	Earnings press release for third quarter 2005.