Form 10-Q
period 2007-03-31
IDACORP INC; IDAHO POWER CO
filed 2007-05-09
CIK 1057877, 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549
FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, or non-accelerated filers.

IDACORP, Inc.:
Large accelerated filer	X	Accelerated filer	Non-accelerated filer
Idaho Power Company:
Large accelerated filer		Accelerated filer	Non-accelerated filer	X

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).  Yes ___  No    X

Number of shares of Common Stock outstanding as of March 31, 2007:

IDACORP, Inc.:	43,986,040
Idaho Power Company:	39,150,812, all held by IDACORP, Inc.

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

COMMONLY USED TERMS

AFDC	-	Allowance for Funds Used During Construction
Cal ISO	-	California Independent System Operator
CalPX	-	California Power Exchange
cfs	-	Cubic feet per second
DSM	-	Demand Side Management
Energy Act	-	Energy Policy Act of 2005
EPS	-	Earnings per share
ESA	-	Endangered Species Act
FASB	-	Financial Accounting Standards Board
FERC	-	Federal Energy Regulatory Commission
FIN	-	Financial Accounting Standards Board Interpretation
Fitch	-	Fitch, Inc.
FPA	-	Federal Power Act
GAAP	-	Generally Accepted Accounting Principles in the United States of America
Ida-West	-	Ida-West Energy, a subsidiary of IDACORP, Inc.
IDWR	-	Idaho Department of Water Resources
IE	-	IDACORP Energy, a subsidiary of IDACORP, Inc.
IFS	-	IDACORP Financial Services, a subsidiary of IDACORP, Inc.
IPC	-	Idaho Power Company, a subsidiary of IDACORP, Inc.
IPUC	-	Idaho Public Utilities Commission
IRP	-	Integrated Resource Plan
ITI	-	IDACORP Technologies, Inc.
kW	-	Kilowatt
maf	-	Million acre feet
MD&A	-	Management's Discussion and Analysis of Financial Condition and Results of
Operations
Moody's	-	Moody's Investors Service
MW	-	Megawatt
MWh	-	Megawatt-hour
NEPA	-	National Environmental Policy Act of 1996
O & M	-	Operations and Maintenance
OPUC	-	Oregon Public Utility Commission
PCA	-	Power Cost Adjustment
PM&E	-	Protection, Mitigation and Enhancement
PURPA	-	Public Utility Regulatory Policies Act of 1978
RFP	-	Request for Proposal
RTO	-	Regional Transmission Organization
S&P	-	Standard & Poor's Ratings Services
SFAS	-	Statement of Financial Accounting Standards
SO2	-	Sulfur Dioxide
Valmy	-	North Valmy Steam Electric Generating Plant
VIEs	-	Variable Interest Entities

TABLE OF CONTENTS

Page
Part I. Financial Information:
Item 1. Financial Statements (unaudited)
IDACORP, Inc.:
Condensed Consolidated Statements of Income	1
Condensed Consolidated Balance Sheets	2-3
Condensed Consolidated Statements of Cash Flows	4
Condensed Consolidated Statements of Comprehensive Income	5
Idaho Power Company:
Condensed Consolidated Statements of Income	7
Condensed Consolidated Balance Sheets	8-9
Condensed Consolidated Statements of Capitalization	10
Condensed Consolidated Statements of Cash Flows	11
Condensed Consolidated Statements of Comprehensive Income	12
Notes to Condensed Consolidated Financial Statements	13-21
Reports of Independent Registered Public Accounting Firm	22-23

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	24-42

Item 3. Quantitative and Qualitative Disclosures About Market Risk	42-43

Item 4. Controls and Procedures	43

Part II. Other Information:

Item 1. Legal Proceedings	43

Item 1A. Risk Factors	43

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 6. Exhibits	44-50

Signatures	51

Exhibit Index	52

SAFE HARBOR STATEMENT

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

(This page intentionally left blank)

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
IDACORP, Inc.
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended
	March 31,
	2007	2006
	(thousands of dollars except
	for per share amounts)
Operating Revenues:
Electric utility:
General business	$137,251	$162,183
Off-system sales	57,838	104,241
Other revenues	10,839	850
Total electric utility revenues	205,928	267,274
Other	783	1,066
Total operating revenues	206,711	268,340
Operating Expenses:
Electric utility:
Purchased power	50,817	55,925
Fuel expense	30,913	26,969
Power cost adjustment	(21,536)	43,467
Other operations and maintenance	69,942	61,564
Depreciation	25,290	24,549
Taxes other than income taxes	4,918	5,571
Total electric utility expenses	160,344	218,045
Other expense	2,588	3,818
Total operating expenses	162,932	221,863
Operating Income (Loss):
Electric utility	45,584	49,229
Other	(1,805)	(2,752)
Total operating income	43,779	46,477
Other Income	5,389	4,670
Losses of Unconsolidated Equity-Method Investments	(1,326)	(51)
Other Expense	3,212	1,421
Interest Expense:
Interest on long-term debt	13,548	14,084
Other interest	1,604	1,029
Total interest expense	15,152	15,113
Income Before Income Taxes	29,478	34,562
Income Tax Expense	4,898	7,607
Income from Continuing Operations	24,580	26,955
Income (Losses) from Discontinued Operations, net of tax	67	(1,479)
Net Income	$24,647	$25,476
Weighted Average Common Shares Outstanding - Basic (000's)	43,687	42,473
Weighted Average Common Shares Outstanding - Diluted (000's)	43,820	42,603
Earnings Per Share of Common Stock (basic and diluted):
Earnings per share from Continuing Operations	$0.56	$0.63
Earnings (losses) per share from Discontinued Operations	-	(0.03)
Earnings Per Share of Common Stock	$0.56	$0.60
Dividends Paid Per Share of Common Stock	$0.30	$0.30

The accompanying notes are an integral part of these statements.

1

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2007	2006
Assets	(thousands of dollars)

Current Assets:
Cash and cash equivalents	$3,561	$9,892
Receivables:
Customer	60,940	62,131
Allowance for uncollectible accounts	(7,150)	(7,168)
Employee notes	2,473	2,569
Other	17,133	11,855
Energy marketing assets	14,339	12,069
Accrued unbilled revenues	23,941	31,365
Materials and supplies (at average cost)	40,391	39,079
Fuel stock (at average cost)	16,743	15,174
Prepayments	7,695	9,308
Deferred income taxes	30,593	28,035
Regulatory assets	2,023	1,480
Refundable income tax deposit	44,903	44,903
Other	2,833	2,513
Assets held for sale	-	3,326
Total current assets	260,418	266,531

Investments	198,522	202,825

Property, Plant and Equipment:
Utility plant in service	3,610,933	3,583,694
Accumulated provision for depreciation	(1,430,961)	(1,406,210)
Utility plant in service - net	2,179,972	2,177,484
Construction work in progress	235,062	210,094
Utility plant held for future use	3,135	2,810
Other property, net of accumulated depreciation	28,457	28,692
Property, plant and equipment - net	2,446,626	2,419,080

Other Assets:
American Falls and Milner water rights	30,282	30,543
Company-owned life insurance	34,176	34,055
Regulatory assets	388,699	423,548
Long-term receivables (net of allowance of $1,878)	3,583	3,802
Employee notes	2,416	2,411
Other	42,630	41,259
Assets held for sale	-	21,076
Total other assets	501,786	556,694

Total	$3,407,352	$3,445,130

The accompanying notes are an integral part of these statements.
2

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2007	2006
Liabilities and Shareholders' Equity	(thousands of dollars)

Current Liabilities:
Current maturities of long-term debt	$94,209	$95,125
Notes payable	156,427	129,000
Accounts payable	43,469	86,440
Energy marketing liabilities	17,079	13,532
Taxes accrued	4,376	47,402
Interest accrued	26,059	12,657
Other	51,346	23,572
Liabilities held for sale	-	2,606
Total current liabilities	392,965	410,334

Other Liabilities:
Deferred income taxes	463,471	498,512
Regulatory liabilities	283,167	294,844
Other	188,003	179,836
Liabilities held for sale	-	8,773
Total other liabilities	934,641	981,965

Long-Term Debt	926,926	928,648

Commitments and Contingencies (Note 5)

Shareholders' Equity:
Common stock, no par value (shares authorized 120,000,000;
43,986,040 and 43,905,458 shares issued, respectively)	639,510	638,799
Retained earnings	519,997	493,363
Accumulated other comprehensive loss	(6,687)	(5,737)
Treasury stock (none and 71,570 shares at cost, respectively)	-	(2,242)
Total shareholders' equity	1,152,820	1,124,183

Total	$3,407,352	$3,445,130

The accompanying notes are an integral part of these statements.
3

IDACORP, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
	(thousands of dollars)
Operating Activities:
Net income	$24,647	$25,476
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	30,287	30,595
Deferred income taxes and investment tax credits	7,580	(26,912)
Changes in regulatory assets and liabilities	(19,002)	50,420
Undistributed earnings of subsidiaries	(1,566)	(3,413)
Gain on sale of assets	(1,604)	-
Other non-cash adjustments to net income	2,515	(1,013)
Change in:
Accounts receivable and prepayments	602	(20,725)
Accounts payable and other accrued liabilities	(46,132)	(28,317)
Taxes accrued	593	24,691
Other current assets	4,869	3,827
Other current liabilities	17,165	11,864
Other assets	(1,388)	(1,078)
Other liabilities	2,455	849
Net cash provided by operating activities	21,021	66,264
Investing Activities:
Additions to property, plant and equipment	(49,601)	(48,967)
Sale of IDACOMM	7,283	-
Investments in affordable housing	300	-
Sale of emission allowances	-	9,921
Investments in unconsolidated affiliates	(350)	(7,820)
Purchase of available-for-sale securities	(24,349)	(4,326)
Sale of available-for-sale securities	25,296	4,775
Purchase of held-to-maturity securities	(400)	(153)
Maturity of held-to-maturity securities	530	190
Other assets	481	1,176
Net cash used in investing activities	(40,810)	(45,204)
Financing Activities:
Retirement of long-term debt	(2,696)	(2,054)
Dividends on common stock	(13,131)	(12,766)
Change in short-term borrowings	27,427	(300)
Issuance of common stock	2,234	2,793
Acquisition of treasury stock	(338)	-
Other	(38)	(201)
Net cash provided by (used in) financing activities	13,458	(12,528)
Net increase (decrease) in cash and cash equivalents	(6,331)	8,532
Cash and cash equivalents at beginning of period	9,892	52,356
Cash and cash equivalents at end of period	$3,561	$60,888
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$21	$12,357
Interest (net of amount capitalized)	$7,511	$8,336
Non-cash investing activities:
Additions to property, plant and equipment	$6,657	$8,299
The accompanying notes are an integral part of these statements.

4

IDACORP, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
	(thousands of dollars)

Net Income	$24,647	$25,476

Other Comprehensive Income (Loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period,
net of tax of ($121) and $459	(189)	674
Reclassification adjustment for gains included
in net income, net of tax of ($561) and ($218)	(874)	(340)
Net unrealized gains (losses)	(1,063)	334
Unfunded pension liability adjustment, net of tax
of $72 and $0	113	-
Total Comprehensive Income	$23,697	$25,810

The accompanying notes are an integral part of these statements.

5

(This page intentionally left blank)

6

Idaho Power Company
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
	(thousands of dollars)
Operating Revenues:
General business	$137,251	$162,183
Off-system sales	57,838	104,241
Other revenues	10,839	850
Total operating revenues	205,928	267,274

Operating Expenses:
Operation:
Purchased power	50,817	55,925
Fuel expense	30,913	26,969
Power cost adjustment	(21,536)	43,467
Other	54,321	47,770
Maintenance	15,621	13,794
Depreciation	25,290	24,549
Taxes other than income taxes	4,918	5,571
Total operating expenses	160,344	218,045

Income from Operations	45,584	49,229

Other Income (Expense):
Allowance for equity funds used during construction	1,404	1,464
Earnings of unconsolidated equity-method investments	1,535	3,313
Other income	3,703	2,885
Other expense	(2,874)	(1,677)
Total other income	3,768	5,985

Interest Charges:
Interest on long-term debt	13,084	13,400
Other interest	2,173	1,105
Allowance for borrowed funds used during construction	(1,539)	(844)
Total interest charges	13,718	13,661

Income Before Income Taxes	35,634	41,553

Income Tax Expense	12,303	16,532

Net Income	$23,331	$25,021

The accompanying notes are an integral part of these statements.
7

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2007	2006
Assets	(thousands of dollars)

Electric Plant:
In service (at original cost)	$3,610,933	$3,583,694
Accumulated provision for depreciation	(1,430,961)	(1,406,210)
In service - net	2,179,972	2,177,484
Construction work in progress	235,062	210,094
Held for future use	3,135	2,810
Electric plant - net	2,418,169	2,390,388

Investments and Other Property	92,049	91,244

Current Assets:
Cash and cash equivalents	1,616	2,404
Receivables:
Customer	53,897	54,218
Allowance for uncollectible accounts	(950)	(968)
Notes	416	514
Employee notes	2,473	2,569
Related parties	495	-
Other	13,165	10,592
Accrued unbilled revenues	23,941	31,365
Materials and supplies (at average cost)	40,391	39,078
Fuel stock (at average cost)	16,743	15,174
Prepayments	7,439	8,952
Deferred income taxes	3,182	-
Regulatory assets	2,023	1,480
Total current assets	164,831	165,378

Deferred Debits:
American Falls and Milner water rights	30,282	30,543
Company-owned life insurance	34,176	34,055
Regulatory assets	388,699	423,548
Employee notes	2,416	2,411
Other	41,385	40,158
Total deferred debits	496,958	530,715

Total	$3,172,007	$3,177,725

The accompanying notes are an integral part of these statements.
8

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2007	2006
Capitalization and Liabilities	(thousands of dollars)

Capitalization:
Common stock equity:
Common stock, $2.50 par value (50,000,000 shares
authorized; 39,150,812 shares outstanding)	$97,877	$97,877
Premium on capital stock	530,758	530,758
Capital stock expense	(2,097)	(2,097)
Retained earnings	429,449	404,076
Accumulated other comprehensive loss	(6,687)	(5,737)
Total common stock equity	1,049,300	1,024,877

Long-term debt	901,877	902,884
Total capitalization	1,951,177	1,927,761

Current Liabilities:
Long-term debt due within one year	81,064	81,064
Notes payable	92,100	52,200
Accounts payable	42,819	85,714
Notes and accounts payable to related parties	161	1,111
Taxes accrued	11,947	41,688
Interest accrued	25,539	12,324
Deferred income taxes	-	17
Other	53,397	24,367
Total current liabilities	307,027	298,485

Deferred Credits:
Deferred income taxes	453,114	489,234
Regulatory liabilities	283,167	294,844
Other	177,522	167,401
Total deferred credits	913,803	951,479

Commitments and Contingencies (Note 5)

Total	$3,172,007	$3,177,725

The accompanying notes are an integral part of these statements.
9

Idaho Power Company
Condensed Consolidated Statements of Capitalization
(unaudited)

	March 31,		December 31,
	2007	%	2006	%
	(thousands of dollars)
Common Stock Equity:
Common stock	$97,877		$97,877
Premium on capital stock	530,758		530,758
Capital stock expense	(2,097)		(2,097)
Retained earnings	429,449		404,076
Accumulated other comprehensive loss	(6,687)		(5,737)
Total common stock equity	1,049,300	54	1,024,877	53

Long-Term Debt:
First mortgage bonds:
7.38% Series due 2007	80,000		80,000
7.20% Series due 2009	80,000		80,000
6.60% Series due 2011	120,000		120,000
4.75% Series due 2012	100,000		100,000
4.25% Series due 2013	70,000		70,000
6 % Series due 2032	100,000		100,000
5.50% Series due 2033	70,000		70,000
5.50% Series due 2034	50,000		50,000
5.875% Series due 2034	55,000		55,000
5.30% Series due 2035	60,000		60,000
Total first mortgage bonds	785,000		785,000
Amount due within one year	(80,000)		(80,000)
Net first mortgage bonds	705,000		705,000

Pollution control revenue bonds:
Variable Auction Rate Series 2003 due 2024	49,800		49,800
Variable Auction Rate Series 2006 due 2026	116,300		116,300
Variable Rate Series 2000 due 2027	4,360		4,360
Total pollution control revenue bonds	170,460		170,460

American Falls bond guarantee	19,885		19,885
Milner Dam note guarantee	10,636		11,700
Note guarantee due within one year	(1,064)		(1,064)
Unamortized premium/discount - net	(3,040)		(3,097)

Total long-term debt	901,877	46	902,884	47

Total Capitalization	$1,951,177	100	$1,927,761	100

The accompanying notes are an integral part of these statements.
10

Idaho Power Company
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
	(thousands of dollars)
Operating Activities:
Net income	$23,331	$25,021
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	27,133	25,998
Deferred income taxes and investment tax credits	5,684	(26,564)
Changes in regulatory assets and liabilities	(19,002)	50,420
Undistributed earnings of subsidiary	(1,535)	(3,313)
Gain on sale of assets	(1,435)	(109)
Other non-cash adjustments to net income	1,464	(1,422)
Change in:
Accounts receivables and prepayments	(3,464)	(19,411)
Accounts payable	(44,814)	(26,851)
Taxes accrued	10,897	25,053
Other current assets	4,794	4,052
Other current liabilities	16,974	11,958
Other assets	(1,390)	(1,162)
Other liabilities	2,908	2,381
Net cash provided by operating activities	21,545	66,051
Investing Activities:
Additions to utility plant	(49,113)	(48,126)
Purchase of available-for-sale securities	(24,349)	(4,326)
Sale of available-for-sale securities	25,296	4,775
Sale of emission allowances	-	9,921
Investments in unconsolidated affiliate	(350)	(7,820)
Other assets	481	738
Net cash used in investing activities	(48,035)	(44,838)
Financing Activities:
Retirement of long-term debt	(1,064)	-
Dividends on common stock	(13,094)	(12,731)
Change in short term borrowings	39,900	-
Other	(40)	(18)
Net cash provided by (used in) financing activities	25,702	(12,749)
Net increase (decrease) in cash and cash equivalents	(788)	8,464
Cash and cash equivalents at beginning of period	2,404	49,335
Cash and cash equivalents at end of period	$1,616	$57,799
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes paid to parent	$(937)	$21,809
Interest (net of amount capitalized)	$6,260	$7,112
Non-cash investing activities:
Additions to utility plant	$6,379	$8,299

The accompanying notes are an integral part of these statements.
11

Idaho Power Company
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
	(thousands of dollars)

Net Income	$23,331	$25,021

Other Comprehensive Income (Loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period,
net of tax of ($121) and $459	(189)	674
Reclassification adjustment for gains included
in net income, net of tax of ($561) and ($218)	(874)	(340)
Net unrealized gains (losses)	(1,063)	334
Unfunded pension liability adjustment, net of tax
of $72 and $0	113	-
Total Comprehensive Income	$22,381	$25,355

The accompanying notes are an integral part of these statements.
12

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

IDACORP's other subsidiaries include:

•   IDACORP Financial Services, Inc. (IFS), an investor in affordable housing and other real estate investments;

•   Ida-West Energy Company (Ida-West), an operator of small hydroelectric generation projects that satisfy the requirements of the Public Utility Regulatory Policies Act of 1978 (PURPA); and

•   IDACORP Energy (IE), a marketer of energy commodities, which wound down operations in 2003.

On July 20, 2006, IDACORP completed the sale of all of the outstanding common stock of IDACORP Technologies, Inc. (ITI) to IdaTech UK Limited, a wholly-owned subsidiary of Investec Group Investments (UK) Limited.  On February 23, 2007, IDACORP completed the sale of all of the outstanding common stock of IDACOMM, Inc. (IDACOMM) to American Fiber Systems, Inc.  The results of operations of ITI and IDACOMM are reported as discontinued operations.  See Note 9 for further discussion of discontinued operations.

Principles of Consolidation
The condensed consolidated financial statements of IDACORP and IPC include the accounts of each company, consolidated subsidiaries, and those variable interest entities (VIEs) for which IDACORP and IPC are the primary beneficiaries.  All significant intercompany balances have been eliminated in consolidation.  Investments in business entities in which IDACORP and IPC are not the primary beneficiaries, but have the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method.

Through IFS, IDACORP also holds significant variable interests in VIEs for which it is not the primary beneficiary.  These VIEs are historic rehabilitation and affordable housing developments in which IFS holds limited partnership interests ranging up to 99 percent.  These investments were acquired between 1996 and 2006.  IFS' maximum exposure to loss in these developments was $87 million at March 31, 2007.

Financial Statements
In the opinion of IDACORP and IPC, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly their consolidated financial positions as of March 31, 2007, and consolidated results of operations for the three months ended March 31, 2007 and 2006, and consolidated cash flows for the three months ended March 31, 2007 and 2006.  These adjustments are of a normal and recurring nature.  These financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters that would be included in full-year financial statements and therefore they should be read in conjunction with the audited consolidated financial statements included in IDACORP's and IPC's Annual Report on Form 10-K for the year ended December 31, 2006.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Earnings Per Share
The following table presents the computation of IDACORP's basic and diluted earnings per share from continuing operations for the three months ended March 31, 2007 and 2006 (in thousands, except for per share amounts):

	Three months ended
	March 31,
	2007	2006

Numerator:
Income from continuing operations	$24,580	$26,955

Denominator:
Weighted-average common shares outstanding - basic *	43,687	42,473
Effect of dilutive securities:
Options	49	70
Restricted Stock	84	60
Weighted-average common shares outstanding - diluted	43,820	42,603

Basic and diluted earnings per share from continuing operations	$0.56	$0.63

*Weighted average shares outstanding excludes non-vested shares issued under stock compensation plans.

The diluted EPS computation excluded 488,000 common stock options for the three months ended March 31, 2007, because the options' exercise prices were greater than the average market price of the common stock during that period.  For the same period in 2006, there were 675,400 options excluded from the diluted EPS computation for the same reason.  In total, 836,388 options were outstanding at March 31, 2007, with expiration dates between 2010 and 2015.

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.  Net income and shareholders' equity were not affected by these reclassifications.

New Accounting Pronouncements
SFAS 157:  In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 157, "Fair Value Measurements."  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  IDACORP and IPC are currently evaluating the impact of adopting SFAS 157 on their financial statements.

SFAS 159:  In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" (SFAS 159).  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions in SFAS 159 are elective; however, the amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities with available-for-sale and trading securities.  The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments.  SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157, "Fair Value Measurements."  IDACORP and IPC did not elect to adopt early and are currently evaluating the impact of SFAS 159 on their financial statements.

2.  INCOME TAXES:

Income tax rate
In accordance with interim reporting requirements, IDACORP and IPC use an estimated annual effective tax rate for computing their provisions for income taxes.  IDACORP's effective rate on continuing operations for the three months ended March 31, 2007, was 16.6 percent, compared to 22.0 percent for the three months ended March 31, 2006.  IPC's effective tax rate for the three months ended March 31, 2007, was 34.5 percent, compared to 39.8 percent for the three months ended March 31, 2006.

The differences in estimated annual effective tax rates are primarily due to the decrease in pre-tax earnings at IDACORP and IPC, timing and amount of IPC's regulatory flow-through tax adjustments, and lower tax credits from IFS.

FIN 48
IDACORP and IPC adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48) on January 1, 2007, as required.  IPC recorded an increase of $15.1 million to opening retained earnings for the cumulative effect of adopting FIN 48.

IDACORP and IPC recognize interest accrued related to unrecognized tax benefits as interest expense and penalties as other expense.  FIN 48 allows companies to change their accounting policy election for interest and penalties upon adoption of the standard.  IDACORP and IPC had classified interest as income taxes prior to the adoption of FIN 48.  As of January 1, 2007, IPC had accrued interest of $6.5 million.  The interest liability did not materially change as of March 31, 2007.  No penalties are accrued.

As of January 1, 2007, IPC had total unrecognized tax benefits of $21.2 million.  If recognized, the $21.2 million would affect IPC's effective tax rate.  The amount of unrecognized tax benefits did not materially change as of March 31, 2007.

IPC is currently disputing the Internal Revenue Service's (IRS) disallowance of IPC's use of the simplified service cost method of uniform capitalization for tax years 2001-2003.  The dispute is under review with the IRS Appeals Office, and it is reasonably possible that the matter will be resolved in 2007.  Resolution would result in a decrease to IPC's unrecognized tax benefits of $17.4 million.  As of March 31, 2007, the appeals conference had not been scheduled.

IDACORP and IPC are subject to examination by their major tax jurisdictions - U.S. federal and state of Idaho - for tax years 2004 through 2006.  There are no income tax examinations currently in process.

3.  COMMON STOCK AND STOCK-BASED COMPENSATION:

During the three months ended March 31, 2007, IDACORP entered into the following transactions involving its common stock:

  16,222 original issue shares and 75,256 treasury shares were used for awards pursuant to the 2000 Long-Term Incentive and Compensation Plan.
  10,820 treasury shares were used for the annual stock grant to directors under the Non-Employee Directors Stock Compensation Plan.
  A total of 64,360 original issue shares were issued under the Dividend Reinvestment and Stock Purchase Plan and the Employee Savings Plan.

IDACORP has three share-based compensation plans.  IDACORP's employee plans are the 2000 Long-Term Incentive and Compensation Plan (LTICP) and the Restricted Stock Plan (RSP).  These plans are intended to align employee and shareholder objectives related to IDACORP's long-term growth.  IDACORP also has one non-employee plan, the Non-Employee Directors Stock Compensation Plan (DSP).  The purpose of the DSP is to increase directors' stock ownership through stock-based compensation.

The LTICP for officers, key employees and directors permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares and other awards.  The RSP permits only the grant of restricted stock or performance-based restricted stock.  At March 31, 2007, the maximum number of shares available under the LTICP and RSP were 1,602,348 and 108,450, respectively.  The following table shows the compensation cost recognized in income and the tax benefits resulting from these plans, as well as the amounts allocated to IPC for those costs associated with IPC's employees (in thousands of dollars):

	IDACORP		IPC
	Three months ended		Three months ended
	March 31,		March 31,
	2007	2006	2007	2006
Compensation cost	$1,051	$757	$544	$161
Income tax benefit	$411	$296	$213	$63

No equity compensation costs have been capitalized.

Stock awards:  Restricted stock awards have vesting periods of up to four years.  Restricted stock awards entitle the recipients to dividends and voting rights, and unvested shares are restricted to disposition and subject to forfeiture under certain circumstances.  The fair value of restricted stock awards is measured based on the market price of the underlying common stock on the date of grant and charged to compensation expense over the vesting period based on the number of shares expected to vest.  The weighted average fair value at date of grant for restricted stock awards granted during the first three months of 2007 was $35.18.

Performance-based restricted stock awards have vesting periods of three years.  Performance awards entitle the recipients to voting rights, and unvested shares are restricted to disposition, subject to forfeiture under certain circumstances, and subject to meeting specific performance conditions.  Based on the attainment of the performance conditions, the ultimate award can range from zero to 150 percent of the target award.  For awards granted prior to 2006, dividends were paid to recipients at the time they were paid on the common stock.  Beginning with the 2006 awards, dividends are accumulated and will be paid out only on shares that eventually vest.

The performance goals for the 2006 and 2007 awards are independent of each other and equally weighted, and are based on two metrics, cumulative earnings per share (CEPS) and total shareholder return (TSR) relative to a peer group.  The fair value of the CEPS portion is based on the market value at the date of grant, reduced by the loss in time-value of the estimated future dividend payments, using an expected quarterly dividend of $0.30.  The fair value of the TSR portion is estimated using a statistical model that incorporates the probability of meeting performance targets based on historical returns relative to the peer group.  Both performance goals are measured over the three-year vesting period and are charged to compensation expense over the vesting period based on the number of shares expected to vest.  The weighted average fair value at date of grant for CEPS and TSR awards granted during the first three months of 2007 was $25.82.

Stock options:  Stock option awards are granted with exercise prices equal to the market value of the stock on the date of grant.  The options have a term of 10 years from the grant date and vest over a five-year period.  Upon adoption of SFAS 123(R) on January 1, 2006, the fair value of each option is amortized into compensation expense using graded-vesting.  Beginning in 2006, stock options are not a significant component of share-based compensation awards under the LTICP.

4.  FINANCING:

Credit Facilities
IDACORP had a $150 million five-year credit facility that would have expired on March 31, 2010 (Prior IDACORP Facility).  At March 31, 2007, no loans were outstanding on the Prior IDACORP Facility and $64 million of commercial paper was outstanding.

At March 31, 2007, IPC had regulatory authority to incur up to $250 million of short-term indebtedness.  IPC had a $200 million five-year credit facility that would have expired on March 31, 2010 (Prior IPC Facility.  At March 31, 2007, no loans were outstanding on the Prior IPC Facility and $92 million of commercial paper was outstanding.

On April 25, 2007, IDACORP entered into an Amended and Restated Credit Agreement (IDACORP Facility) with Wachovia Bank, National Association, as administrative agent, swingline lender and LC issuer, JPMorgan Chase Bank, N.A., as syndication agent, Keybank National Association, Wells Fargo Bank, N.A. and Bank of America, N.A., as documentation agents, Wachovia Capital Markets, LLC and J.P. Morgan Securities Inc., as joint lead arrangers and joint book runners, and the other financial institutions party thereto, as lenders.  The IDACORP Facility amends and restates the Prior IDACORP Facility.

The IDACORP Facility is a $100 million five-year credit agreement that terminates on April 25, 2012.  The IDACORP Facility, which will be used for general corporate purposes and commercial paper backup, provides for the issuance of loans and standby letters of credit not to exceed the aggregate principal amount of $100 million, including swingline loans in an aggregate principal amount at any time outstanding not to exceed $10 million.  IDACORP has the right to request an increase in the aggregate principal amount of the IDACORP Facility to $150 million and to request one-year extensions of the then existing termination date.

On April 25, 2007, IPC entered into an Amended and Restated Credit Agreement (IPC Facility) with Wachovia Bank, National Association, as administrative agent, swingline lender and LC issuer, JPMorgan Chase Bank, N.A., as syndication agent, Keybank National Association, US Bank National Association and Bank of America, N.A., as documentation agents, Wachovia Capital Markets, LLC and J.P. Morgan Securities Inc., as joint lead arrangers and joint book runners, and the other financial institutions party thereto, as lenders.  The IPC Facility amends and restates the Prior IPC Facility.

The IPC Facility is a $300 million five-year credit agreement that terminates on April 25, 2012.  The IPC Facility, which will be used for general corporate purposes and commercial paper backup, provides for the issuance of loans and standby letters of credit not to exceed the aggregate principal amount of $300 million, including swingline loans in an aggregate principal amount at any time outstanding not to exceed $30 million.  IPC has the right to request an increase in the aggregate principal amount of the IPC Facility to $450 million and to request one-year extensions of the then existing termination date.

5.  COMMITMENTS AND CONTINGENCIES:

Guarantees
IPC has agreed to guarantee the performance of reclamation activities at Bridger Coal Company, of which Idaho Energy Resources Co., a subsidiary of IPC, owns a one-third interest.  This guarantee, which is renewed each December, was $60 million at March 31, 2007.  Bridger Coal has a reclamation trust fund set aside specifically for the purpose of paying these reclamation costs and expects that the fund will be sufficient to cover all such costs.  Because of the existence of the fund, the estimated fair value of this guarantee is minimal.

Legal Proceedings
Reference is made to IDACORP's and IPC's Annual Report on Form 10-K for the year ended December 31, 2006, for a discussion of all material pending legal proceedings to which IDACORP and IPC and their subsidiaries are parties.  The following discussion provides a summary of material developments that occurred in those proceedings during the period covered by this report and of any new material proceedings instituted during the period covered by this report.

Wah Chang:  Wah Chang's appeal to the U.S. Court of Appeals for the Ninth Circuit of the February 11, 2005 dismissal of the case by the Honorable Robert H. Whaley, sitting by designation in the U.S. District Court for the Southern District of California, was fully briefed and oral argument was held on April 10, 2007.  IDACORP, IPC and IE intend to vigorously defend their position in this proceeding and believe this matter will not have a material adverse effect on their consolidated financial positions, results of operations or cash flows.

City of Tacoma:  The City of Tacoma's appeal to the U.S. Court of Appeals for the Ninth Circuit of the February 11, 2005, dismissal of the case by Judge Whaley was fully briefed, and oral argument was scheduled for April 10, 2007.  On March 20, 2007, the Court, pursuant to the stipulation of the parties, entered an order dismissing this appeal with prejudice, with each party bearing its own costs on appeal.

Western Energy Proceedings at the FERC:
California Refund:  In April 2001, the FERC issued an order stating that it was establishing a price mitigation plan for sales in the California wholesale electricity market.  That plan included the potential for orders directing electricity sellers into California from October 2, 2000, through June 20, 2001, to refund the portions of their spot market sales prices if the FERC determined that those prices were not just and reasonable, and therefore not in compliance with the Federal Power Act.  On July 25, 2001, the FERC issued an order initiating the California Refund proceeding including evidentiary hearings to determine the scope and methodology for determining refunds.  On February 17, 2006, IE and IPC jointly filed with the California Parties (Pacific Gas & Electric Company, San Diego Gas & Electric Company, Southern California Edison, the California Public Utilities Commission, the California Electricity Oversight Board, the California Department of Water Resources and the California Attorney General) an Offer of Settlement at the FERC.  A number of other parties, representing substantially less than the majority of potential refund claims, chose to opt out of the Settlement.  After consideration of comments, the FERC approved the Offer of Settlement on May 22, 2006.

On June 21, 2006, the Port of Seattle, Washington filed a request for rehearing of the FERC order approving the Settlement.  The FERC issued an order on October 5, 2006 denying the Port of Seattle's request for rehearing.  On October 24, 2006, the Port of Seattle petitioned the U.S. Court of Appeals for the Ninth Circuit for review of the FERC orders approving the Settlement.  The Ninth Circuit consolidated that review petition with the large number of review petitions already consolidated before it.  On January 23, 2007, IPC and IE filed a motion to sever the Port of Seattle's petition for review from the bulk of cases pending in the Ninth Circuit with which it had been consolidated.  IPC and IE also filed a motion to dismiss the Port of Seattle's petition for review.  On April 11, 2007, the Ninth Circuit filed an order denying IPC's and IE's motion to sever.  The motion to dismiss was denied without prejudice to renew when briefs are filed.  IPC and IE are unable to predict when or how the Ninth Circuit might rule on Port of Seattle's petition for review.

Market Manipulation:  As part of the California and Pacific Northwest Refund proceedings, on November 20, 2002, the FERC issued an order permitting discovery and the submission of evidence regarding market manipulation by sellers during the western energy crisis of 2000 and 2001.  On June 25, 2003, the FERC ordered a large number of parties, including IPC, to show cause why certain trading practices did not constitute gaming ("gaming") or anomalous market behavior ("partnership") in violation of the California Independent System Operator and California Power Exchange Tariffs.  On October 16, 2003, IPC reached agreement with the FERC Staff on the show cause orders.  The "gaming" settlement was approved by the FERC on March 3, 2004.  Originally, eight parties sought rehearing of the "gaming" settlement.  The FERC approved the motion to dismiss the "partnership" proceeding on January 23, 2004.

On October 11, 2006, the FERC issued an Order denying rehearing of its earlier approval of the "gaming" settlement.  On October 24, 2006, the Port of Seattle, Washington appealed to the U.S. Court of Appeals for the Ninth Circuit FERC's denial of its request for rehearing of its order granting approval of the settlement of the gaming allegations against IE and IPC.  On November 17, 2006, the Ninth Circuit consolidated the Port of Seattle's review petition with a large number of review petitions previously consolidated.

In addition, a number of parties have petitioned the Ninth Circuit Court of Appeals contending that the scope of the show cause proceedings were too narrow.  IE and IPC are unable to predict the outcome of these matters.

Pacific Northwest Refund:  On June 19, 2001, the FERC expanded its price mitigation plan for the California Wholesale electricity market discussed above under "California Refund" to the entire western electrically interconnected system.  This expansion led to the Pacific Northwest Refund proceeding.  On September 24, 2001, the FERC Administrative Law Judge submitted recommendations and findings to the FERC finding that prices in the Pacific Northwest during the December 25, 2000, through June 20, 2001, time period should be governed by the Mobile-Sierra standard of public interest rather than the just and reasonable standard, that the Pacific Northwest spot markets were competitive and that no refunds should be allowed.  The FERC approved these recommendations on June 25, 2003, and multiple parties then appealed to the Ninth Circuit Court of Appeals.  IE and IPC were parties in the FERC proceeding and are participating in the appeal.  Briefing on the appeal was completed on May 25, 2005, and oral argument was held on January 8, 2007.  The Settlement in the California Refund proceeding resolves all claims the California Parties have against IE and IPC in the Pacific Northwest proceeding.  IE and IPC are unable to predict the outcome of these matters.

There are pending in the U.S. Court of Appeals for the Ninth Circuit approximately 200 petitions for review of numerous FERC orders regarding the Western energy matters of 2000 and 2001, including the California refund proceeding, the structure and content of the FERC's market-based rate regime, show cause orders respecting contentions of market manipulation, and the Pacific Northwest proceedings.  Decisions in any one of these appeals may have implications with respect to other pending cases, including those to which IDACORP, IPC or IE are parties.  The companies are unable to predict the outcome of any of these petitions for review.

Shareholder Lawsuit:  On March 29, 2006, the U.S. District Court for the District of Idaho (Judge Edward J. Lodge) issued an Order in this case (Powell v. IDACORP) adopting the Report and Recommendation of Magistrate Judge Mikel H. Williams of the U.S. District Court for the District of Idaho issued on September 14, 2005, granting the defendants' (IDACORP and certain of its officers and directors) motion to dismiss because plaintiffs failed to satisfy the pleading requirements for loss causation.  However, Judge Lodge modified the Report and Recommendation and ruled that plaintiffs had until May 1, 2006, to file an amended complaint only as to the loss causation element.  On May 1, 2006, the plaintiffs filed an amended complaint.  The defendants filed a motion to dismiss the amended complaint on June 16, 2006, asserting that the amended complaint still failed to satisfy the pleading requirements for loss causation.  Briefing on this most recent motion to dismiss was completed on August 28, 2006 and oral argument was held on February 26, 2007.  On March 6, 2007, Magistrate Judge Williams recommended dismissal of plaintiffs' amended complaint without leave to further amend for the same reason he recommended dismissal previously - namely, failure to adequately plead loss causation.  Plaintiffs filed objections to which the defendants responded, and the matter now awaits review and decision by the District Court.  IDACORP and the other defendants intend to defend themselves vigorously against the allegations.  IDACORP cannot, however, predict the outcome of these matters.

Western Shoshone National Council:  On April 10, 2006, the Western Shoshone National Council (which purports to be the governing body of the Western Shoshone Nation) and certain of its individual tribal members filed a First Amended Complaint and Demand for Jury Trial in the U.S. District Court for the District of Nevada, naming IPC and other unrelated entities as defendants.

On May 1, 2006, IPC filed an Answer to plaintiffs' First Amended Complaint denying all liability to the plaintiffs and asserting certain affirmative defenses including collateral estoppel and res judicata, preemption, impossibility and impracticability, failure to join all real and necessary parties, and various defenses based on untimeliness.  On June 19, 2006, IPC filed a motion to dismiss plaintiffs' First Amended Complaint, asserting, among other things, that the Court lacks subject matter jurisdiction and that plaintiffs failed to join an indispensable party (namely, the United States government).  Briefing on the motion to dismiss was completed on September 28, 2006.  IPC intends to vigorously defend its position in this proceeding, but is unable to predict the outcome of this matter.

Sierra Club Lawsuit-Bridger:  In February 2007, the Sierra Club and the Wyoming Outdoor Council filed a complaint against PacifiCorp in federal district court in Cheyenne, Wyoming alleging violations of air quality opacity standards at the Jim Bridger coal-fired plant (Plant) in Sweetwater County, Wyoming.  Opacity is an indication of the amount of light obscured in the flue gas of a power plant.  A formal answer to the complaint was filed by PacifiCorp on April 2, 2007, in which PacifiCorp denied almost all of the allegations and asserted a number of affirmative defenses.  IPC is not a party to this proceeding but has a one-third ownership interest in the Plant.  PacifiCorp owns a two-thirds interest and is the operator of the Plant.  The complaint alleges thousands of opacity permit limit violations by PacifiCorp and seeks a declaration that PacifiCorp has violated opacity limits, a permanent injunction ordering PacifiCorp to comply with such limits, civil penalties of up to $32,500 per day per violation and the plaintiff's costs of litigation, including reasonable attorney fees.  IPC continues to monitor the status of this matter but is unable to predict its outcome and what effect this matter may have on its consolidated financial position, results of operations or cash flows.

6.  REGULATORY MATTERS:

Deferred (Accrued) Net Power Supply Costs
IPC's deferred (accrued) net power supply costs consisted of the following (in thousands of dollars):

	March 31,	December 31,
	2007	2006
Idaho PCA current year:
Deferral (accrual) for the 2007-2008 rate year *	$15,090	$(3,484)
Idaho PCA true-up awaiting refund:
Authorized May 2006	(7,941)	(11,689)
Oregon deferral:
2001 costs	6,175	6,670
2005 costs	2,946	2,889
Total deferral (accrual)	$16,270	$(5,614)
* Includes $69 million of emission allowance sales to be credited to the customers during the 2007-2008 PCA year

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

On April 13, 2007, IPC filed its 2007-2008 PCA application with the IPUC with a requested effective date of June 1, 2007.  The filing requests an increase to the PCA component of customer's rate from the existing level, which was $46.8 million below base rates, to a level that is $30.7 million above those base rates, an increase of approximately $77.5 million, net of proceeds from the sale of excess SO2 emission allowances.

On June 1, 2006, IPC implemented the 2006-2007 PCA, which reduced the PCA component of customers' rates from the then-existing level, which was recovering $76.7 million above then-existing base rates, to a level that was $46.8 million below those base rates, a decrease of approximately $123.5 million.

Oregon:  The timing of future recovery of Oregon power supply cost deferrals is subject to an Oregon statute that specifically limits rate amortizations of deferred costs to six percent per year.  IPC is currently amortizing through rates power supply costs associated with the western energy situation of 2001.  Full recovery of the 2001 deferral is not expected until 2009.  For the 2005-2006 deferral, the OPUC approved a settlement stipulation on April 2, 2007, providing that, instead of being amortized into rates, the deferral should be offset with the Oregon jurisdictional share of proceeds from the sale of excess SO2 emission allowances and the benefit that IPC will receive from income taxes already paid on the sale of those allowances.  When combined, these offsets exceed the 2005 deferral balance.  The excess will be applied to the 2001 deferral balance.

Fixed Cost Adjustment Mechanism (FCA)
On January 27, 2006, IPC filed with the IPUC for authority to implement a rate adjustment mechanism that would adjust rates downward or upward to recover fixed costs independent of the volume of IPC's energy sales.  This filing was a continuation of a 2004 case that was opened to investigate the financial disincentives to investment in energy efficiency by IPC.  This true-up mechanism would be applicable only to residential and small general service customers.  The accounting for the FCA will be separate from the PCA.  IPC proposed a three percent cap on any rate increase to be applied at the discretion of the IPUC.

IPC and the IPUC Staff agreed in concept to a three-year pilot beginning January 1, 2007 and a stipulation was filed on December 18, 2006.  The stipulation called for the implementation of a FCA mechanism pilot program as proposed by IPC in its original application with additional conditions and provisions related to customer count and weather normalization methodology, recording of the FCA deferral amount in reports to the IPUC and detailed reporting of demand side management (DSM) activities.  The pilot program began retroactively on January 1, 2007, and will run through 2009, with the first rate adjustment to occur on June 1, 2008, and subsequent rate adjustments to occur on June 1 of each year thereafter during the term of the pilot program.  The IPUC approved the application on March 12, 2007.  IPC accrued $0.8 million of FCA expense for the first quarter of 2007.

7.  SEGMENT INFORMATION:

IDACORP has identified two reportable segments: utility operations and IFS.  ITI and IDACOMM, which had previously been identified as reportable segments, are now reported as discontinued operations (see Note 9).

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

The following table summarizes the segment information for IDACORP's utility operations and IFS and the total of all other segments, and reconciles this information to total enterprise amounts (in thousands of dollars):

	Utility		All		Consolidated
	Operations	IFS	Other	Eliminations	Total
Three months ended March 31, 2007:
Revenues	$205,928	$298	$485	$-	$206,711
Income (loss) from continuing operations	23,331	1,862	(613)	-	24,580

Total assets at March 31, 2007	$3,172,007	$125,239	$136,658	$(26,552)	$3,407,352

Three months ended March 31, 2006:
Revenues	$267,274	$343	$723	$-	$268,340
Income (loss) from continuing operations	25,021	2,162	(228)	-	26,955

8.  BENEFIT PLANS:

The following table shows the components of net periodic benefit costs for the three months ended March 31 (in thousands of dollars):

			Deferred		Postretirement
	Pension Plan		Compensation Plan		Benefits
	2007	2006	2007	2006	2007	2006
Service cost	$3,803	$3,619	$352	$368	$379	$376
Interest cost	6,114	5,585	593	582	895	862
Expected return on plan assets	(8,342)	(7,670)	-	-	(690)	(630)
Amortization of transition obligation	-	-	-	-	510	510
Amortization of prior service cost	163	166	43	61	(134)	(134)
Amortization of net loss	-	65	142	211	132	219
Net periodic benefit cost	$1,738	$1,765	$1,130	$1,222	$1,092	$1,203

IDACORP and IPC have not contributed and do not expect to contribute to their pension plan in 2007.

9.  DISCONTINUED OPERATIONS:

In the second quarter of 2006, IDACORP decided to seek buyers for its fuel cell technology subsidiary ITI and its telecommunications subsidiary IDACOMM.  IDACORP had been reviewing strategic alternatives for ITI and IDACOMM in order to focus on its core utility business.  The planned disposals of these businesses met the criteria established for reporting them as assets held for sale as defined by SFAS 144.  SFAS 144 requires that a long-lived asset classified as held for sale be measured at the lower of its carrying amount or fair value, less costs to sell, and requires the holder to cease depreciation and amortization.  Based on an analysis of the fair value of each subsidiary, no adjustments to the carrying values were required for the year ended December 31, 2006.

On July 20, 2006, IDACORP completed the sale of all of the outstanding common stock of ITI to IdaTech UK Limited, a wholly-owned subsidiary of Investec Group Investments (UK) Limited.  IDACORP recorded a gain of $11.5 million, net of tax, from this transaction.

On February 23, 2007, IDACORP completed the sale of all of the outstanding common stock of IDACOMM to American Fiber Systems, Inc.

The operating results of these businesses have been separately classified and reported as discontinued operations on IDACORP's condensed consolidated statements of income.  A summary of discontinued operations is as follows (in thousands of dollars):

	Three months ended
	March 31,
	2007	2006
Revenues	$1,278	$5,301
Operating expenses	(1,309)	(7,981)
Other income (expense)	(25)	(42)
Loss on disposal	(2,877)	-
Pre-tax income (losses)	(2,933)	(2,722)
Income tax benefit	3,000	1,243
Income (losses) from discontinued operations	$67	$(1,479)

The assets and liabilities of IDACOMM were classified as held for sale on IDACORP's condensed consolidated balance sheet at December 31, 2006.  A summary of the components of assets and liabilities held for sale is as follows (in thousands of dollars):

December 31,
2006
Assets
Current assets	$3,326
Property and investments	20,789
Other assets	287
Total assets	$24,402

Liabilities
Current liabilities	$2,606
Other liabilities	8,773
Total liabilities	$11,379

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of IDACORP, Inc.
Boise, Idaho

We have reviewed the accompanying condensed consolidated balance sheet of IDACORP, Inc. and subsidiaries (the "Company") as of March 31, 2007, and the related condensed consolidated statements of income, comprehensive income, and cash flows for the three-month periods ended March 31, 2007 and 2006.  These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of IDACORP, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2007, we expressed an unqualified opinion on those consolidated financial statements, which included an explanatory paragraph related to the adoption of Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Boise, Idaho
May 8, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Idaho Power Company
Boise, Idaho

We have reviewed the accompanying condensed consolidated balance sheet and statement of capitalization of Idaho Power Company and subsidiary (the "Company") as of March 31, 2007, and the related condensed consolidated statements of income, comprehensive income, and cash flows for the three-month periods ended March 31, 2007 and 2006.  These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and statement of capitalization of Idaho Power Company and subsidiary as of December 31, 2006, and the related consolidated statements of income, comprehensive income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2007, we expressed an unqualified opinion on those consolidated financial statements, which included an explanatory paragraph related to the adoption of Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet and statement of capitalization as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet and statement of capitalization from which it has been derived.

DELOITTE & TOUCHE LLP

Boise, Idaho
May 8, 2007

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

IDACORP's other subsidiaries include:

  IDACORP Financial Services, Inc. (IFS), an investor in affordable housing and other real estate investments;
  Ida-West Energy Company (Ida-West), an operator of small hydroelectric generation projects that satisfy the requirements of the Public Utility Regulatory Policies Act of 1978 (PURPA); and
  IDACORP Energy (IE), a marketer of energy commodities, which wound down operations in 2003.

In the second quarter of 2006, IDACORP management designated the operations of IDACORP Technologies, Inc. (ITI) and IDACOMM, Inc. (IDACOMM) as assets held for sale, as defined by Statement of Financial Accounting Standards No. 144.  IDACORP's condensed consolidated financial statements reflect the reclassification of the results of these businesses as discontinued operations for all periods presented.  Discontinued operations are discussed in more detail in Note 9 to IDACORP's and IPC's Condensed Consolidated Financial Statements and later in the MD&A.

On July 20, 2006, IDACORP completed the sale of all of the outstanding common stock of ITI to IdaTech UK Limited, a wholly-owned subsidiary of Investec Group Investments (UK) Limited.

On February 23, 2007, IDACORP completed the sale of all of the outstanding common stock of IDACOMM to American Fiber Systems, Inc.

While reading the MD&A, please refer to the accompanying Condensed Consolidated Financial Statements.  This discussion updates the MD&A included in the Annual Report on Form 10-K for the year ended December 31, 2006 and should be read in conjunction with the discussion in that report.

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

  Changes in and compliance with governmental policies, including new interpretations of existing policies, and regulatory actions and regulatory audits, including those of the Federal Energy Regulatory Commission, the Idaho Public Utilities Commission, the Oregon Public Utility Commission, and the Internal Revenue Service with respect to allowed rates of return, industry and rate structure, day-to-day business operations, acquisition and disposal of assets and facilities, operation and construction of plant facilities, provision of transmission services, relicensing of hydroelectric projects, recovery of purchased power expenses, recovery of other capital investments, present or prospective wholesale and retail competition (including but not limited to retail wheeling and transmission costs) and other refund proceedings;
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
  Construction of power generating, transmission and distribution facilities including inability to obtain required governmental permits and approvals, and risks related to contracting, construction and start-up;
  Operation of power generating facilities including breakdown or failure of equipment, performance below expected levels, competition, fuel supply, including availability, transportation and prices, and transmission;
  Impacts from the potential formation of a regional transmission organization or the development of another transmission group and the dissolution of Grid West;
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
  Market conditions that could affect the operations and prospects of IDACORP's subsidiaries or their competitors;
  Increasing health care costs and the resulting effect on medical benefits paid for employees;
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

EXECUTIVE OVERVIEW:

First quarter 2007 financial results
IDACORP's first quarter 2007 earnings were $25 million, a decrease of $1 million as compared to the same period in 2006.  Diluted earnings per share were $0.56, a decrease of $0.04 per share as compared to 2006.

The key components of the change in IDACORP's net income are:

  IPC's earnings decreased to $23 million, a $2 million or $0.06 per diluted share decrease from the prior year.  The key factors affecting IPC's earnings for the first quarter of 2007 include:
      Customer growth contributed $2 million (net of tax) to earnings.  IPC experienced moderate customer growth, gaining 13,829 additional general business customers over the same period in 2006, an increase of three percent.
      Operating margins reduced earnings by $1 million (net a tax), largely as a result of deteriorated hydroelectric generating conditions as compared to the prior year.  Stream flow conditions decreased total system generation.  IPC's hydroelectric generation contributed only 51 percent of total system generation for 2007, as compared to 62 percent for 2006.  The poor hydroelectric generating conditions were partially offset by a net base rate increase of 1.0 percent on June 1, 2006 (3.2 percent base rate increase effective June 1, 2006, less a one-time base rate increase of 2.2 percent related to a rate case tax settlement which expired on the same date).
      Other O&M expenses (excluding demand-side management (DSM) costs of $1 million, net of tax) reduced earnings by $4 million (net of tax) compared to the prior year.  The increase is primarily the result of higher thermal O&M for planned outage and maintenance work, higher hydroelectric O&M expenses due to maintenance at the Brownlee and Oxbow facilities, and higher labor-related expenses.

o        In 2007, IPC began recording DSM costs in other O&M expenses with a corresponding amount being recorded in other revenues.  The result is no impact to earnings.

•         In 2006, management designated the operations of ITI and IDACOMM as assets held for sale and presented the operations of these entities as discontinued operations on IDACORP's financial statements.  Discontinued operations had no material impact on earnings in the first quarter of 2007 as compared to a loss of $1 million (net of tax) in the first quarter of 2006, an increase of $0.03 per diluted share.  The improvement was primarily due to lower operating expenses resulting from the sale of ITI in July 2006 and the sale of IDACOMM in February 2007.

•         IDACORP's income tax expense decreased $3 million as a result of lower earnings and timing differences.

Hydroelectric generating conditions
Significantly below normal winter precipitation and stream flow conditions negatively impacted hydroelectric generation for the first quarter of 2007 as compared to the same period in 2006.  On May 7, 2007, the National Weather Service's Northwest River Forecast Center indicated that Brownlee reservoir inflow for April through July 2007 is expected to be 3.0 maf, or 48 percent of average.  With current and forecasted stream flow conditions, IPC expects to generate between 5.5 and 7.0 million MWh from its hydroelectric facilities in 2007, compared to 9.2 million MWh in 2006.

Because of its reliance on hydroelectric generation, IPC's operations can be significantly affected by weather conditions.  The availability of hydroelectric power depends on the amount of snow pack in the mountains upstream of IPC's hydroelectric facilities, springtime snow pack run-off, rainfall and other weather and stream flow management considerations.  During low water years, when stream flows into IPC's hydroelectric projects are reduced, IPC's hydroelectric generation is reduced.  This results in less generation from IPC's resource portfolio (hydroelectric, coal-fired and gas-fired) available for off-system sales and, most likely, an increased use of purchased power to meet load requirements.  Both of these situations - a reduction in off-system sales and an increased use of more expensive purchased power - result in increased power supply costs.

Capital requirements
IPC is experiencing a cycle of heavy infrastructure investment needed to address continued customer growth, peak demand growth, and plant and equipment.  IPC's aging hydroelectric facilities require continuing upgrades and component replacement.  In addition, costs related to relicensing hydroelectric facilities and complying with the new licenses are substantial.  Continuing load growth also requires that IPC add to its transmission system distribution facilities to provide new service and to maintain reliability.  Planned expenditures include distribution lines for new customers and several high-voltage transmission lines.

General Rate Case filing
IPC plans to file a general rate case with the IPUC in summer 2007.  Any rate increase that the IPUC may grant will not be effective in 2007.

Power Cost Adjustment filing
On April 13, 2007, IPC submitted its annual Power Cost Adjustment (PCA) filing to the IPUC which, if approved, will result in a $77.5 million annual increase in rates of Idaho customers beginning June 1, 2007.  The proposed increase in rates comes as a direct result of significantly below normal winter precipitation and deteriorated stream flow conditions during the first quarter of 2007.  In 2006, IPC's PCA filing decreased rates paid by Idaho customers by approximately 19.3 percent.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

IDACORP's and IPC's discussion and analysis of their financial condition and results of operations are based upon their condensed consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of these financial statements requires IDACORP and IPC to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  On an ongoing basis, IDACORP and IPC evaluate these estimates including those estimates related to rate regulation, benefit costs, contingencies, litigation, impairment of assets, income taxes, unbilled revenue and bad debt.  These estimates are based on historical experience and on other assumptions and factors that are believed to be reasonable under the circumstances, and are the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  IDACORP and IPC, based on their ongoing reviews, make adjustments when facts and circumstances dictate.

IDACORP's and IPC's critical accounting policies are reviewed by the Audit Committee of the Board of Directors.  These policies are discussed in more detail in the Annual Report on Form 10-K for the year ended December 31, 2006, and have not changed materially from that discussion.

RESULTS OF OPERATIONS:

This section of the MD&A takes a closer look at the significant factors that affected IDACORP's and IPC's earnings during the three months ended March 31, 2007.  In this analysis, the results for 2007 are compared to the same period in 2006.

The following table presents the earnings (losses) for IDACORP's segments as well as the holding company:

	Three months ended
	March 31,
	2007	2006
Continuing operations:
IPC - Utility operations	$23,331	$25,021
IDACORP Financial Services	1,862	2,162
Ida-West Energy	205	333
IDACORP Energy	(55)	(201)
Holding Company	(763)	(360)
Income from continuing operations	24,580	26,955
Income (losses) from discontinued operations	67	(1,479)
Net income	$24,647	$25,476

Average common shares outstanding (diluted)	43,820	42,603
Diluted earnings (loss) per share:
Income from continuing operations	$0.56	$0.63
Income (losses) from discontinued operations	0.00	(0.03)
Diluted earnings per share	$0.56	$0.60

Utility Operations

Operating environment:  IPC is one of the nation's few investor-owned utilities with a predominantly hydroelectric generating base.  Because of its reliance on hydroelectric generation, IPC's generation operations can be significantly affected by weather conditions.  The availability of hydroelectric power depends on the amount of snow pack in the mountains upstream of IPC's hydroelectric facilities, springtime snow pack run-off, rainfall and other weather and stream flow management considerations.  During low water years, when stream flows into IPC's hydroelectric projects are reduced, IPC's hydroelectric generation is reduced.  This results in less generation from IPC's resource portfolio (hydroelectric, coal-fired and gas-fired) available for off-system sales and, most likely, an increased use of typically more expensive purchased power to meet load requirements.  Both of these situations - a reduction in off-system sales and an increased use of more expensive purchased power - result in increased net power supply costs.  During high water years, increased off-system sales and the decreased need for purchased power reduce net power supply costs.

Operations plans are developed during the year to provide guidance for generation resource utilization and energy market activities (off-system sales and power purchases).  The plans incorporate forecasts for generation unit availability, reservoir storage and stream flows, gas and coal prices, customer loads, energy market prices and other pertinent inputs.  Consideration is given to when to use IPC's available resources to meet forecast loads and when to transact in the wholesale energy market.  The allocation of hydroelectric generation between heavy-load and light-load hours or calendar periods is considered in the development of the operating plans.  This allocation is intended to utilize the flexibility of the hydroelectric system to shift generation to high value periods, while operating within the constraints imposed on the system.  IPC's energy risk management policy, unit operating requirements and other obligations provide the framework for the plans.

The following table presents IPC's power supply for the three month periods ended March 31:

	MWh
	Hydroelectric	Thermal	Total system	Purchased
	Generation	Generation	Generation	Power	Total
Three months ended:
March 31, 2007	1,846	1,747	3,593	975	4,568
March 31, 2006	2,828	1,723	4,551	917	5,468

Significantly below normal winter precipitation and stream flow conditions negatively impacted hydroelectric generation during the first quarter of 2007 compared to 2006.  On May 7, 2007, the National Weather Service's Northwest River Forecast Center indicated that Brownlee reservoir inflow for April through July 2007 is expected to be 3.0 maf, or 48 percent of average.  Storage in selected federal reservoirs upstream of Brownlee as of May 6, 2007, was 126 percent of average.  With current and forecasted stream flow conditions, IPC expects to generate between 5.5 and 7.0 million MWh from its hydroelectric facilities in 2007, compared to 9.2 million MWh in 2006.

IPC's system load peaks in the summer and winter, with the larger peak demand occurring in the summer.  IPC's record system peak of 3,084 MW occurred on July 24, 2006.  IPC was able to meet system load requirements and off-system sales requirements and had sufficient system reserves in place.

General business revenue:  The following table presents IPC's general business revenues, MWh sales, average number of customers and Boise, Idaho weather conditions for the three months ended March 31:

	Three months ended
	March 31,
	2007	2006
Revenue
Residential	$78,582	$88,436
Commercial	36,208	43,030
Industrial	22,099	29,888
Irrigation	362	829
Total	$137,251	$162,183
MWh
Residential	1,464	1,416
Commercial	943	912
Industrial	871	876
Irrigation	5	13
Total	3,283	3,217
Customers (average)
Residential	394,464	383,008
Commercial	60,747	58,281
Industrial	126	132
Irrigation	17,865	17,953
Total	473,202	459,374

Heating degree-days	2,336	2,413
Precipitation (inches)	1.78	4.37

Heating and cooling degree-days are common measures used in the utility industry to analyze the demand for electricity and indicate when customers would use electricity for heating and air conditioning.  A degree-day measures how much the average daily temperature varies from 65 degrees.  Each degree of temperature above 65 degrees is counted as one cooling degree-day, and each degree of temperature below 65 degrees is counted as one heating degree-day.

General business revenue decreased $25 million for the first quarter of 2007, primarily due to rate changes which went into effect June 1, 2006.  Increases in customer count partially offset the decrease from rates.

  Rates:  A decrease in rates negatively impacted general business revenue by $29 million as compared to the prior year.  A PCA reduction on June 1, 2006, decreased rates by an average of 19.3 percent but was moderated by a net base rate increase of 1.0 percent on June 1, 2006 (3.2 percent base rate increase effective June 1, 2006, less a one-time base rate increase of 2.2 percent related to a rate case tax settlement which expired on the same date).  Prior year revenues also included amounts related to a rate case tax settlement and an irrigation load reduction rate adjustment, both of which were recovered from June 2005 to May 2006 (with a corresponding reduction to other revenues).
  Customers:  General business customer growth improved revenue $3 million for the quarter, as IPC experienced moderate customer growth in its service territory.  The residential and commercial customer bases increased three percent and four percent, respectively, over the first quarter of the prior year.
  Usage:  Usage was essentially flat for the first quarter of 2007.  Colder conditions in January were largely offset by warm, dry weather in March.  Compared to the prior year, heating degree days were down three percent while precipitation decreased 59 percent.
30

Off-system sales:  Off-system sales consist primarily of long-term sales contracts and opportunity sales of surplus system energy.  The following table presents IPC's off-system sales for the three months ended March 31:

	Three months ended
	March 31,
	2007	2006

Revenue	$57,838	$104,241
MWh sold	964	1,944
Revenue per MWh	$59.97	$53.62

Deteriorated stream flow conditions significantly decreased hydroelectric generation and electricity available for surplus sales.  Revenue declines from lower sales volumes were moderated by higher priced forward sales contracts executed in late 2005 in conformance with IPC's risk management policy.  Prior year prices were also low from abundant energy in the region.  Additional sales activities are the result of conforming to IPC's risk management policy, managing IPC's energy portfolio to meet customer load, and reacting to changes in market conditions to minimize net power supply costs.

Other revenues:  The following table presents the components of other revenues for the three months ended March 31:

	Three months ended
	March 31,
	2007	2006

Transmission services and property rental	$9,268	$7,116
DSM revenues	2,115	-
Rate case tax settlement	-	(2,955)
Irrigation load reduction	-	(3,311)
Provision for rate refund	(544)	-
Total	$10,839	$850

Beginning in January 2007, a new IPUC accounting order became effective for the treatment of IPC's DSM expenses.  Approximately $2 million was recorded in Other revenues for DSM activities and was offset by the same amount recorded in Other operations and maintenance expenses, resulting in no net effect on earnings.  See "Other operating and maintenance expenses".

The remaining increase in Other revenues is largely due to the completed amortization of tax settlement and irrigation lost revenue accruals.  From June 2005 to May 2006, IPC was collecting and recording in general business revenues, with a corresponding reduction to Other revenues, amounts related to a 2003 Idaho general rate case tax settlement and amounts related to an irrigation load reduction program.  Revenues for the rate case tax settlement were accrued from September 2004 to May 2005.

Purchased power:  The following table presents IPC's purchased power for the three months ended March 31:

	Three months ended
	March 31,
	2007	2006

Purchased power expense	$50,817	$55,925
MWh purchased	975	917
Cost per MWh purchased	$52.13	$61.00
31

Warmer than normal temperatures in March 2007 accelerated snow pack melt and caused atypical regional generating conditions and lower energy prices.  IPC's reduced hydroelectric generation in the first quarter of 2007 as compared to the same period in 2006 caused IPC to increase its purchase volume to meet load requirements.  The effect of the increased purchases on purchased power expense was significantly offset by lower market prices as compared to the first quarter of 2006.  Additional purchase activities are the result of conforming to IPC's risk management policy, managing IPC's energy portfolio to meet customer load, and reacting to changes in market conditions to minimize net power supply costs.

Fuel expense:  The following table presents IPC's fuel expenses and generation at its thermal generating plants for the three months ended March 31:

	Three months ended
	March 31,
	2007	2006

Fuel expense	$30,913	$26,969
Thermal MWh generated	1,747	1,723
Cost per MWh	$17.70	$15.66

The increase in fuel expense is due primarily to a $3 million increase in expense from higher coal and rail transportation costs.  The increased cost of coal is due primarily to higher market demand and higher mine production costs at the Jim Bridger generating plant, and the increased rail transportation costs are primarily driven by higher diesel fuel costs, including an adjustable fuel surcharge.  Higher natural gas costs of $1 million also contributed to the increase.  Natural gas costs increased due to higher utilization of gas-fired plants in 2007.

PCA:  PCA expense represents the effects of IPC's PCA regulatory mechanism and Oregon deferrals of net power supply costs, which are discussed in more detail below in "REGULATORY MATTERS - Deferred (Accrued) Net Power Supply Costs."

In the first quarter of 2007, lower off-system sales, coupled with increased coal and natural gas utilization, caused a significant increase in net power supply costs (fuel and purchased power less off-system sales) over the amounts in the annual PCA forecast.  This increase in net power supply costs was largely a result of deteriorated hydroelectric generating conditions in 2007, resulting in the deferral of costs which will be recovered in subsequent rate years.  As the deferred costs are recovered in rates, the deferred balances are amortized.

The following table presents the components of PCA expense for the three months ended March 31:

	Three months ended
	March 31,
	2007	2006

Current year power supply cost (deferral) accrual	$(18,333)	$40,878
Amortization of prior year authorized balances	(3,203)	2,589
Total power cost adjustment	$(21,536)	$43,467

Other operating and maintenance expenses:  Other operations and maintenance expenses increased $6 million (excluding $2 million of DSM costs), or 10 percent for the quarter as compared to 2006.  The increase was attributable to several factors:

  An increase of $2 million in thermal O&M expenses as a result of planned outage and maintenance activities;

•         An increase in labor-related expense of $2 million, primarily in support of customer growth;

•         An increase in hydroelectric O&M expenses of $1 million as a result of maintenance at the Brownlee and Oxbow facilities coupled with American Falls water rights amortization which commenced in October 2006; and

•         An increase of approximately $1 million from the FCA mechanism, which became effective beginning January 1, 2007.

Beginning in January 2007, a new IPUC accounting order became effective for the treatment of IPC's DSM expenses.  A total of $2 million was recorded in Other operations and maintenance expenses for DSM activities and was offset by the same amount recorded in Other revenues, resulting in no net effect on earnings.

IPC's DSM programs provide opportunities for all customer classes to balance their energy needs with best-practice energy usage to minimize consumption while realizing the benefits of reliable electrical service.  IPC's 2006 IRP laid the groundwork for the planning and implementation of future programs, including the addition of three new DSM programs.  In addition to the DSM programs identified in the 2006 IRP, IPC has also continued to pursue other customer-focused DSM initiatives, including conservation programs and educational opportunities.

Non-utility operations

IFS:  IFS' contribution was flat at $2 million for the first quarter of 2007 relative to the first quarter of 2006.  IFS' income is derived principally from the generation of federal income tax credits and accelerated tax depreciation benefits related to its investments in affordable housing and historic rehabilitation developments.  IFS generated $4 million of tax credits in the first quarter of 2007 and expects to continue delivering tax benefits at a level commensurate with the ongoing needs of IDACORP.

Discontinued Operations:  In the second quarter of 2006, IDACORP management designated the operations of ITI and IDACOMM as assets held for sale, as defined by SFAS 144.  The operations of these entities are presented as discontinued operations in IDACORP's financial statements.

On July 20, 2006, IDACORP completed the sale of all of the outstanding common stock of ITI to IdaTech UK Limited, a wholly-owned subsidiary of Investec Group Investments (UK) Limited.  IDACORP recorded a gain of $11.5 million, net of tax, or $0.27 per diluted share from this transaction during the third quarter of 2006.

On February 23, 2007, IDACORP completed the sale of all of the outstanding common stock of IDACOMM to American Fiber Systems, Inc.

Discontinued operations had no material impact on earnings in the first quarter of 2007, as compared to a net loss of $1 million in the first quarter of 2006.

Income Taxes

Income tax rate:  In accordance with interim reporting requirements, IDACORP and IPC use an estimated annual effective tax rate for computing their provisions for income taxes.  IDACORP's effective rate on continuing operations for the three months ended March 31, 2007, was 16.6 percent, compared to 22.0 percent for the three months ended March 31, 2006.  IPC's effective tax rate for the three months ended March 31, 2007, was 34.5 percent, compared to 39.8 percent for the three months ended March 31, 2006.

The differences in estimated annual effective tax rates are primarily due to the decrease in pre-tax earnings at IDACORP and IPC, timing and amount of IPC's regulatory flow-through tax adjustments, and lower tax credits from IFS.

LIQUIDITY AND CAPITAL RESOURCES:

Discontinued operations
Cash flows from discontinued operations are included with the cash flows from continuing operations in IDACORP's Consolidated Statements of Cash Flows.  The cash flows of IDACORP's discontinued operations have reduced net cash provided by operating activities and increased net cash used in investing activities, except for the cash received in February 2007 from the sale of IDACOMM and in July 2006 from the sale of ITI.  The absence of cash flows from these discontinued operations is expected to positively impact liquidity and capital resources in future periods.

Operating cash flows
IDACORP's and IPC's operating cash flows for the three months ended March 31, 2007, were $21 million and $22 million, respectively.  IDACORP's and IPC's operating cash flows both decreased approximately $45 million compared to 2006.  The decreases are primarily the result of power supply costs deferred for future recovery, offset by decreased income tax payments of $12 million and $23 million, respectively.

Investing cash flows
IDACORP's and IPC's investing cash outflows were $41 million and $48 million, respectively.  Utility construction at IPC accounted for substantially all of its cash outflows.  For IDACORP, IPC's investing outflows were partially offset by cash received from the sale of IDACOMM.

Financing cash flows
IDACORP's and IPC's financing cash inflows were $13 million and $26 million, respectively.  Both amounts represent additional short-term borrowings, partially offset by dividends paid of $13 million.

Capital requirements
IDACORP's internal cash generation after dividends is expected to provide less than the full amount of total capital requirements for 2007 through 2009.  IDACORP's internally generated cash after dividends is expected to provide approximately 15 percent of 2007 capital requirements, where capital requirements are defined as utility construction expenditures, excluding Allowance for Funds Used During Construction (AFDC), plus other regulated and non-regulated investments.  This excludes mandatory or optional principal payments on debt obligations.  Excluding the customer emission allowance sales refunds, IDACORP's internally generated cash after dividends would have provided approximately 24 percent of 2007 capital requirements.

The current expectation of approximately 15 percent of 2007 capital requirements is a decrease from the 50 percent projected in IDACORP's and IPC's Annual Report on Form 10-K for the year ended December 31, 2006.  This decrease is primarily due to deteriorating hydroelectric generating conditions resulting in increased net power supply costs and timing of tax-related items.

Credit facilities
IDACORP had a $150 million five-year credit agreement with various lenders (Prior IDACORP Facility), which was used for general corporate purposes and commercial paper back-up and would have terminated on March 31, 2010.  The Prior IDACORP Facility provided for the issuance of loans and standby letters of credit not to exceed the aggregate principal amount of $150 million, provided that the aggregate amount of the standby letters of credit could not exceed $75 million.

IPC had a $200 million five-year credit agreement with various lenders (Prior IPC Facility), which was used for general corporate purposes and commercial paper back-up and would have terminated on March 31, 2010.  The Prior IPC Facility provided for the issuance of loans and standby letters of credit not to exceed the aggregate principal amount of $200 million, provided that the aggregate amount of the standby letters of credit could not exceed $100 million.

At March 31, 2007, no loans were outstanding under the Prior IDACORP Facility or Prior IPC Facility.

The Prior IDACORP Facility and the Prior IPC Facility both contained a covenant requiring each company to maintain a leverage ratio of consolidated indebtedness to consolidated total capitalization of no more than 65 percent as of the end of each fiscal quarter.  At March 31, 2007, the leverage ratios for IDACORP and IPC were 51 percent.  At March 31, 2007, IDACORP was in compliance with all other covenants of the Prior IDACORP Facility and IPC was in compliance with all other covenants of the Prior IPC Facility.

On April 25, 2007, IDACORP entered into an Amended and Restated Credit Agreement (IDACORP Facility) with Wachovia Bank, National Association, as administrative agent, swingline lender and LC issuer, JPMorgan Chase Bank, N.A., as syndication agent, Keybank National Association, Wells Fargo Bank, N.A. and Bank of America, N.A., as documentation agents, Wachovia Capital Markets, LLC and J.P. Morgan Securities Inc., as joint lead arrangers and joint book runners, and the other financial institutions party thereto, as lenders.  The IDACORP Facility amends and restates the Prior IDACORP Facility.

The IDACORP Facility is a $100 million five-year credit agreement that terminates on April 25, 2012.  The IDACORP Facility, which will be used for general corporate purposes and commercial paper backup, provides for the issuance of loans and standby letters of credit not to exceed the aggregate principal amount of $100 million, including swingline loans in an aggregate principal amount at any time outstanding not to exceed $10 million.  IDACORP has the right to request an increase in the aggregate principal amount of the IDACORP Facility to $150 million and to request one-year extensions of the then existing termination date.

On April 25, 2007, IPC entered into an Amended and Restated Credit Agreement (IPC Facility) with Wachovia Bank, National Association, as administrative agent, swingline lender and LC issuer, JPMorgan Chase Bank, N.A., as syndication agent, Keybank National Association, US Bank National Association and Bank of America, N.A., as documentation agents, Wachovia Capital Markets, LLC and J.P. Morgan Securities Inc., as joint lead arrangers and joint book runners, and the other financial institutions party thereto, as lenders.  The IPC Facility amends and restates the Prior IPC Facility.

The IPC Facility is a $300 million five-year credit agreement that terminates on April 25, 2012.  The IPC Facility, which will be used for general corporate purposes and commercial paper backup, provides for the issuance of loans and standby letters of credit not to exceed the aggregate principal amount of $300 million, including swingline loans in an aggregate principal amount at any time outstanding not to exceed $30 million.  IPC has the right to request an increase in the aggregate principal amount of the IPC Facility to $450 million and to request one-year extensions of the then existing termination date.

See "LIQUIDITY AND CAPITAL RESOURCES - Financing Programs - Credit Facilities" in IDACORP's and IPC's Annual Report on Form 10-K for the year ended December 31, 2006, for a discussion of the terms of the Prior IDACORP Facility and the Prior IPC Facility and see IDACORP's and IPC's Current Report on Form 8-K filed on May 1, 2007 for a discussion of the terms of the IDACORP Facility and the IPC Facility.

Contractual obligations
There have been no material changes in contractual obligations, outside of the ordinary course of business, since December 31, 2006, except for a new power purchase agreement entered into by IPC with Telocaset Wind Power Partners, LLC, that is expected to total approximately $400 million over its 20-year life.  This contract is discussed more fully in "REGULATORY MATTERS - Integrated Resource Plan - Wind RFP."

LEGAL AND ENVIRONMENTAL ISSUES:

Legal and Other Proceedings

Reference is made to IDACORP's and IPC's Annual Report on Form 10-K for the year ended December 31, 2006, for a discussion of all material pending legal proceedings to which IDACORP and IPC and their subsidiaries are parties.  The following discussion provides a summary of material developments that occurred in those proceedings during the period covered by this report and of any new material proceedings instituted during the period covered by this report.

Wah Chang:  Wah Chang's appeal to the U.S. Court of Appeals for the Ninth Circuit of the February 11, 2005, dismissal of the case by the Honorable Robert H. Whaley, sitting by designation in the U.S. District Court for the Southern District of California, has been fully briefed, and oral argument was held on April 10, 2007.  IDACORP, IPC and IE intend to vigorously defend their position in this proceeding and believe this matter will not have a material adverse effect on their consolidated financial positions, results of operations or cash flows.

City of Tacoma:  The City of Tacoma's appeal to the U.S. Court of Appeals for the Ninth Circuit of the February 11, 2005, dismissal of the case by the Honorable Robert H. Whaley sitting by designation in the U.S. District Court for the Southern District of California was fully briefed, and oral argument was scheduled for April 10, 2007.  On March 20, 2007 the Court, pursuant to the stipulation of the parties, entered an order dismissing this appeal with prejudice, with each party bearing its own costs on appeal.  IDACORP, IPC and IE did not pay any amount to the City of Tacoma to obtain this dismissal.

Western Energy Proceedings at the FERC:

California Refund:  In April 2001, the FERC issued an order stating that it was establishing a price mitigation plan for sales in the California Wholesale electricity market.  That plan included the potential for orders directing electricity sellers into California from October 2, 2000 through June 20, 2001 to refund the portions of their spot market sales prices if the FERC determined that those prices were not just and reasonable, and therefore not in compliance with the Federal Power Act.  On July 25, 2001, the FERC issued an order initiating the California Refund proceeding including evidentiary hearings to determine the scope and methodology for determining refunds.  On February 17, 2006, IE and IPC jointly filed with the California Parties (Pacific Gas & Electric Company, San Diego Gas & Electric Company, Southern California Edison, the California Public Utilities Commission, the California Electricity Oversight Board, the California Department of Water Resources and the California Attorney General) an Offer of Settlement at the FERC.  A number of other parties, representing substantially less than the majority of potential refund claims, chose to opt out of the Settlement.  After consideration of comments, the FERC approved the Offer of Settlement on May 22, 2006.

On June 21, 2006, the Port of Seattle, Washington filed a request for rehearing of the FERC order approving the Settlement.  The FERC issued an order on October 5, 2006 denying the Port of Seattle's request for rehearing.  On October 24, 2006, the Port of Seattle petitioned the U.S. Court of Appeals for the Ninth Circuit for review of the FERC orders approving the Settlement.  The Ninth Circuit consolidated that review petition with the large number of review petitions already consolidated before it.  On January 23, 2007, IPC and IE filed a motion to sever the Port of Seattle's petition for review from the bulk of cases pending in the Ninth Circuit with which it had been consolidated.  IPC and IE also filed a motion to dismiss the Port of Seattle's petition for review.  On April 11, 2007, the Ninth Circuit filed an order denying IPC's and IE's motion to sever.  The motion to dismiss was denied without prejudice to renew when briefs are filed.  IPC and IE are unable to predict when or how the Ninth Circuit might rule on Port of Seattle's petition for review.

Market Manipulation:  As part of the California and Pacific Northwest Refund proceedings, on November 20, 2002 the FERC issued an order permitting discovery and the submission of evidence regarding market manipulation by sellers during the western energy crisis of 2000 and 2001.  On June 25, 2003, the FERC ordered a large number of parties, including IPC, to show cause why certain trading practices did not constitute gaming ("gaming") or anomalous market behavior ("partnership") in violation of the California Independent System Operator and California Power Exchange Tariffs.  On October 16, 2003, IPC reached agreement with the FERC Staff on the show cause orders.  The "gaming" settlement was approved by the FERC on March 3, 2004.  Originally, eight parties sought rehearing of the "gaming" settlement.  The FERC approved the motion to dismiss the "partnership" proceeding on January 23, 2004.

On October 11, 2006, the FERC issued an Order denying rehearing of its earlier approval of the "gaming" Settlement.  On October 24, 2006, the Port of Seattle, Washington appealed to the U.S. Court of Appeals for the Ninth Circuit FERC's denial of its request for rehearing of its order granting approval of the settlement of the gaming allegations against IE and IPC.  On November 17, 2006, the Ninth Circuit consolidated the Port of Seattle's review petition with a large number of review petitions previously consolidated.

In addition, a number of parties have petitioned the Ninth Circuit Court of Appeals contending that the scope of the show cause proceedings were too narrow.  IE and IPC are unable to predict the outcome of these matters.

Pacific Northwest Refund:  On June 19, 2001, the FERC expanded its price mitigation plan for the California Wholesale electricity market discussed above under "California Refund" to the entire western electrically interconnected system.  This expansion led to the Pacific Northwest Refund proceeding.  On September 24, 2001, the FERC Administrative Law Judge submitted recommendations and findings to the FERC finding that prices in the Pacific Northwest during the December 25, 2000 through June 20, 2001 time period should be governed by the Mobile-Sierra standard of public interest rather than the just and reasonable standard, that the Pacific Northwest spot markets were competitive and that no refunds should be allowed.  The FERC approved these recommendations on June 25, 2003 and multiple parties then appealed to the Ninth Circuit Court of Appeals.  IE and IPC were parties in the FERC proceeding and are participating in the appeal.  Briefing on the appeal was completed on May 25, 2005, and oral argument was held on January 8, 2007.  The Settlement in the California Refund proceeding resolves all claims the California Parties have against IE and IPC in the Pacific Northwest proceeding.  IE and IPC are unable to predict the outcome of these matters.

There are pending in the U.S. Court of Appeals for the Ninth Circuit approximately 200 petitions for review of numerous FERC orders regarding the Western energy matters of 2000 and 2001, including the California refund proceeding, the structure and content of the FERC's market-based rate regime, show cause orders respecting contentions of market manipulation, and the Pacific Northwest proceedings.  Decisions in any one of these appeals may have implications with respect to other pending cases, including those to which IDACORP, IPC or IE are parties.  The companies are unable to predict the outcome of any of these petitions for review.

Shareholder Lawsuit:  On March 29, 2006, the U.S. District Court for the District of Idaho (Judge Edward J. Lodge) issued an Order in this case (Powell v. IDACORP) adopting the Report and Recommendation of Magistrate Judge Mikel H. Williams of the U. S. District Court for the District of Idaho issued on September 14, 2005, granting the defendants' (IDACORP and certain of its officers and directors) motion to dismiss because plaintiffs failed to satisfy the pleading requirements for loss causation.  However, Judge Lodge modified the Report and Recommendation and ruled that plaintiffs had until May 1, 2006, to file an amended complaint only as to the loss causation element.  On May 1, 2006, the plaintiffs filed an amended complaint.  The defendants filed a motion to dismiss the amended complaint on June 16, 2006, asserting that the amended complaint still failed to satisfy the pleading requirements for loss causation.  Briefing on this most recent motion to dismiss was completed on August 28, 2006 and oral argument was held on February 26, 2007.  On March 6, 2007, Magistrate Judge Williams recommended dismissal of plaintiffs' amended complaint without leave to further amend for the same reason he recommended dismissal previously - namely, failure to adequately plead loss causation.  Plaintiffs filed objections to which the defendants responded, and the matter now awaits review and decision by the District Court.  IDACORP and the other defendants intend to defend themselves vigorously against the allegations.  IDACORP cannot, however, predict the outcome of these matters.

Sierra Club Lawsuit-Bridger:  In February 2007, the Sierra Club and the Wyoming Outdoor Council filed a complaint against PacifiCorp in federal district court in Cheyenne, Wyoming alleging violations of air quality opacity standards at the Jim Bridger coal-fired plant (Plant) in Sweetwater County, Wyoming.  Opacity is an indication of the amount of light obscured in the flue gas of a power plant.  A formal answer to the complaint was filed by PacifiCorp on April 2, 2007 in which PacifiCorp denied almost all of the allegations and asserted a number of affirmative defenses.  IPC is not a party to this proceeding but has a one-third ownership interest in the Plant.  PacifiCorp owns a two-thirds interest and is the operator of the Plant.  The complaint alleges thousands of opacity permit limit violations by PacifiCorp and seeks a declaration that PacifiCorp has violated opacity limits, a permanent injunction ordering PacifiCorp to comply with such limits, civil penalties of up to $32,500 per day per violation and the Plaintiff's costs of litigation, including reasonable attorney fees.  IPC continues to monitor the status of this matter, but is unable to predict its outcome and is unable to estimate what effect this matter may have on its consolidated financial position, results of operations or cash flows.

Other Legal Proceedings:  IDACORP, IPC and/or IE are involved in lawsuits and legal proceedings in addition to those discussed above and in Note 5 to IDACORP's and IPC's Consolidated Financial Statements.  Resolution of any of these matters will take time and the companies cannot predict the outcome of any of these proceedings.  The companies believe that their reserves are adequate for these matters.

Other Matters:  The Bennett Mountain combustion turbine suffered a mechanical failure on July 11, 2006.  IPC's investigation has revealed that during construction a bolt was negligently installed by a third party.  The bolt came loose, causing extensive mechanical damage.  The plant was down from July 12, 2006 through September 6, 2006.  IPC has received reimbursement for a portion of the total repair costs from its insurance carrier and is attempting to recover approximately $4 million from the responsible third parties.

Environmental Issues
The section below summarizes and provides an update of environmental issues as discussed in IDACORP's and IPC's Annual Report on Form 10-K for the year ended December 31, 2006.

Idaho Water Management Issues:  From 2000 through 2005, and year-to-date 2007, below normal precipitation and stream flows have exacerbated a developing water shortage in Idaho, manifested by a number of water issues including declining Snake River base flows and declining levels in the Eastern Snake Plain Aquifer (ESPA), a large underground aquifer that has been estimated to hold between 200 - 300 maf of water.  These issues are of interest to IPC because of their potential impacts on generation at IPC's hydroelectric projects.

As a result of declines in river flows, in 2003 several surface water users filed delivery calls with the Idaho Department of Water Resources (IDWR), demanding that it manage ground water withdrawals pursuant to the prior appropriation doctrine of "first in time is first in right" and curtail junior ground water rights that are depleting the aquifer and affecting flows to senior surface water rights.  These delivery calls have resulted in several administrative actions before the IDWR to enforce senior water rights as well as judicial actions before the state court challenging the constitutionality of state regulations used by the IDWR to conjunctively administer ground and surface water rights.  Because IPC holds water rights that are dependent on the Snake River, spring flows and the overall condition of the ESPA, IPC continues to participate in these actions, as necessary, to protect its water rights.

IPC, together with other interested water users and state interests, also continues to explore and encourage the development of a long-term management plan that will protect the ESPA and the Snake River from further depletion.  On February 14, 2007, the Idaho Water Resource Board (IWRB) presented the framework for an ESPA management plan to the Idaho Legislature recommending the development of a Comprehensive Aquifer Management Plan (CAMP).  The proposed goal of the CAMP is to sustain the economic viability and social and environmental health of the ESPA by adaptively managing a balance between water use and supplies.  The IWRB estimates that the development of the CAMP will take 16 months.  Through House Concurrent Resolution 28 and House Bill 320, the Idaho Legislature appropriated funds and directed the IWRB to proceed with the development of the CAMP.  Pursuant the IWRB recommendation in the CAMP Framework, an advisory committee has been established to make recommendations to the IWRB on the development of the CAMP.  IPC sits on the CAMP advisory committee and will be working with the IWRB on the development of the CAMP.

IPC is also engaged in the Snake River Basin Adjudication (SRBA), a general stream adjudication, commenced in 1987, to define the nature and extent of water rights in the Snake River basin in Idaho.  The initiation of the SRBA resulted from the Swan Falls Agreement, an agreement entered into by IPC and the Governor and Attorney General of Idaho in October 1984 to resolve litigation relating to IPC's water rights at its Swan Falls project.  IPC has filed claims to its water rights for hydropower and other uses in the SRBA.  Other water users in the basin have also filed claims to water rights.  Parties to the SRBA may file objections to water right claims that adversely affect or injure their claimed water rights and the SRBA court then adjudicates the claims and objections and enters a decree defining a party's water right.  IPC has filed claims for all of its hydropower water rights in the SRBA, is actively protecting those water rights, and is objecting to claims that may potentially injure or affect those water rights.  One such claim involves a notice of claim of ownership filed on December 22, 2006 by the State of Idaho, for a portion of the water rights held by IPC that are subject to the Swan Falls Agreement.  IPC disputes the State's claim of ownership and intends to file an objection.  Objections to the State claims must be filed with the SRBA court by April 2008.

Air Quality Issues:  IPC owns two natural gas combustion turbine power plants and co-owns three coal-fired power plants that are subject to air quality regulation.  The natural gas-fired plants, Danskin and Bennett Mountain, are located in Idaho.  The coal-fired plants are:  Jim Bridger (33 percent interest) located in Wyoming; Boardman (ten percent interest) located in Oregon; and North Valmy (50 percent interest) located in Nevada.  IPC continues to actively monitor, evaluate and work on air quality issues pertaining to the Clean Air Mercury Rule (CAMR), the Clean Air Act, greenhouse gases, and Regional Haze - Best Available Retrofit Technology.  Low NOx burner and mercury continuous emission monitor installation is progressing at all three coal-fired power plants.

The CAMR, issued by the Environmental Protection Agency on March 15, 2005, limits mercury emissions from new and existing coal-fired power plants and creates a market-based cap-and-trade program that will permanently cap utility mercury emissions.  In response to the CAMR, the Idaho Department of Environmental Quality (IDEQ) proposed two new rules to the Idaho Environmental Quality Commission:  a rule to opt out of the federal mercury cap-and-trade program, and a rule to prohibit the construction and operation of a coal-fired power plant in Idaho.  In April 2006, Idaho Governor James Risch signed House Bill 791, which placed a two year moratorium on applying for or issuance of permits, licenses or construction of certain coal-fired power plants in Idaho.  The moratorium expires on April 7, 2008.  During the 2007 Idaho state legislative session, the state did not reject the proposal to opt out of the cap-and-trade program, therefore accepting the opt out rule.  IPC has no current plans impacted by the moratorium or opting out of the CAMR cap-and-trade program.

Greenhouse Gases: IPC continues to monitor and evaluate the possible adoption of national, regional, or state greenhouse gas (GHG) requirements.  Several GHG bills were introduced in the U.S. Senate and House of Representatives during 2006 and 2007.  National, regional or state GHG requirements, if enacted and applicable, could result in significant costs to IPC to comply with restrictions on carbon dioxide or other GHG emissions.

REGULATORY MATTERS:

General Rate Cases
Idaho:  On March 30, 2007, IPC notified the IPUC of its intent to file a general rate case on or after June 1, 2007.  IPC plans to file a general rate case with the IPUC in summer 2007.

Deferred (Accrued) Net Power Supply Costs
IPC's deferred (accrued) net power supply costs consisted of the following (in thousands of dollars):

	March 31,	December 31,
	2007	2006
Idaho PCA current year:
Deferral (accrual) for the 2007-2008 rate year *	$15,090	$(3,484)
Idaho PCA true-up awaiting refund:
Authorized May 2006	(7,941)	(11,689)
Oregon deferral:
2001 costs	6,175	6,670
2005 costs	2,946	2,889
Total deferral (accrual)	$16,270	$(5,614)
* Includes $69 million of emission allowance sales to be credited to the customers during the 2007-2008
PCA year.

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

On April 13, 2007, IPC filed its 2007-2008 PCA application with the IPUC with a requested effective date of June 1, 2007.  The filing requests an increase to the PCA component of customers' rates from the existing level, which was $46.8 million below base rates, to a level that is $30.7 million above those base rates, an increase of approximately $77.5 million, net of proceeds from the sale of excess SO2 emission allowances.

On June 1, 2006, IPC implemented the 2006-2007 PCA, which reduced the PCA component of customers' rates from the then-existing level, which was recovering $76.7 million above then-existing base rates, to a level that was $46.8 million below those base rates, a decrease of approximately $123.5 million.

Oregon:  On April 28, 2006, IPC filed for an accounting order with the OPUC to defer net power supply costs for the period of May 1, 2006, through April 30, 2007, in anticipation of higher than "normal" power supply expenses.  In the Oregon general rate case, "normal" power supply expenses were set at a negative number (meaning that under normal water conditions IPC should be able to sell enough surplus energy to pay for all fuel and purchased power expenses and still have revenue left over to offset other costs).  IPC requested authorization to defer an estimated $3.3 million, which is Oregon's jurisdictional share of the excess power supply costs.  IPC also requested that it earn its Oregon authorized rate of return on the deferred balance and recover the amount through rates in future years, as approved by the OPUC.  Settlement discussions were held on April 25, 2007, and a tentative settlement agreement was reached on the deferral application with the OPUC Staff and the Citizens' Utility Board in the amount of $2 million.  This amount is subject to approval by the OPUC.  The parties also agreed that IPC would file an application for an Oregon PCA mechanism, with a workshop to be held May 16, 2007.

The timing of future recovery of Oregon power supply cost deferrals is subject to an Oregon statute that specifically limits rate amortizations of deferred costs to six percent per year.  IPC is currently amortizing through rates power supply costs associated with the western energy situation of 2001.  Full recovery of the 2001 deferral is not expected until 2009.  A 2006-2007 deferral would have to be amortized sequentially following the full recovery of the 2001 deferral.

On March 2, 2005, IPC filed for an accounting order with the OPUC to defer net power supply costs for the period of March 2, 2005 through February 28, 2006, in anticipation of continued low water conditions.  The forecasted net power supply costs related to the Oregon jurisdiction that were included in this filing were $3 million.  On March 5, 2007, IPC, the OPUC Staff and the Citizen's Utility Board entered into a stipulation under which the parties agreed that IPC appropriately deferred approximately $2.7 million during the 2005 deferral period.  The stipulation also provided that, rather than amortizing the 2005 deferral into rates, IPC should offset the balance with the Oregon jurisdictional share of proceeds from the sale of excess SO2 emission allowances and the benefit that IPC will receive from income taxes already paid on the sale of those allowances.  When combined, these offsets exceed the 2005 deferral balance, and the excess will be applied to the 2001 deferral balance.  The OPUC approved the stipulation on April 2, 2007.

Fixed Cost Adjustment Mechanism (FCA)
On January 27, 2006, IPC filed with the IPUC for authority to implement a rate adjustment mechanism that would adjust rates downward or upward to recover fixed costs independent of the volume of IPC's energy sales.  This filing was a continuation of a 2004 case that was opened to investigate the financial disincentives to investment in energy efficiency by IPC.  This true-up mechanism would be applicable only to residential and small general service customers.  The accounting for the FCA will be separate from the PCA.  IPC proposed a three percent cap on any rate increase to be applied at the discretion of the IPUC.

IPC and the IPUC Staff agreed in concept to a three-year pilot beginning January 1, 2007, and a stipulation was filed on December 18, 2006.  The stipulation called for the implementation of a FCA mechanism pilot program as proposed by IPC in its original application with additional conditions and provisions related to customer count and weather normalization methodology, recording of the FCA deferral amount in reports to the IPUC and detailed reporting of DSM activities.  The pilot program began retroactively on January 1, 2007, and will run through 2009, with the first rate adjustment to occur on June 1, 2008, and subsequent rate adjustments to occur on June 1 of each year thereafter during the term of the pilot program.  The IPUC approved the application on March 12, 2007.  IPC accrued $0.8 million of FCA expense for the first quarter of 2007.

Pension Expense
In the 2003 Idaho general rate case, the IPUC disallowed recovery of pension expense because there were no current contributions being made to the plan.  On March 20, 2007, IPC filed a request with the IPUC to clarify that IPC can consider future contributions made to the pension plan a recoverable cost of service.  An order approving this application would not determine the methodology of recovery but would permit IPC to record a regulatory asset related to pension costs.  If the IPUC approves this order, IPC will begin deferring pension expense to a regulatory asset account to be matched with revenue when future pension contributions are recovered through rates.  The deferral of pension expense would not begin until $4.1 million of past contributions still recorded on the balance sheet have been expensed.  For 2007, it is estimated that approximately $2.8 million would be deferred to a regulatory asset beginning in the third quarter.

Cassia Wind Farm Complaint
On September 13, 2006, Cassia Gulch Wind Park, LLC and Cassia Wind Farm, LLC (collectively Cassia) filed a complaint against IPC with the IPUC requesting the IPUC to determine that the cost responsibility for specified transmission system upgrades to meet contingency planning conditions should not be assigned to PURPA qualifying facilities connecting to the system, but rather should be rolled into IPC's plant-in-service rate base and recovered through rates to retail and transmission customers.  The estimated costs of transmission system upgrades included in this complaint that relate to connecting Cassia to IPC's system are $60 million.  Comments were filed in October and November 2006, and oral arguments were held in November 2006.  Settlement discussions are currently being held.

Federal Regulatory Matters
The Bonneville Power Administration Residential Exchange Program:  The Northwest Power Act, through the Residential Exchange Program, provides access to the benefits of low-cost federal hydroelectric power to residential and small farm customers of the region's investor-owned utilities.  The program is administered by the Bonneville Power Administration (BPA).  IPC entered into settlement agreements with the BPA which settled our rights under the Residential Exchange Program for the fiscal year 2002-2006 rate period and for the fiscal year 2007-2011 rate period.  Pursuant to these agreements between the BPA and IPC, benefits from BPA are passed through to IPC's Idaho and Oregon residential and small-farm customers in the form of electricity bill credits.

Several of the BPA's publicly owned and the direct-service industry customers filed lawsuits against the BPA with the United States Court of Appeals for the Ninth Circuit challenging certain aspects of  the BPA's, agreements with IPC, as well as the BPA's agreement with other investor-owned utilities, and challenging the level of benefits previously paid to investor-owned utility customers. On May 3, 2007, the Ninth Circuit Court of Appeals ruled that the settlement agreements entered into between the BPA and the investor-owned utilities (including IPC) are inconsistent with the Northwest Power Act.  IPC and the BPA are currently evaluating the impact this ruling will have on the Residential Exchange Program.  Since these benefits are passed through to IPC's customers, the outcome of this matter is not expected to have a significant effect on IPC's financial condition or results of operations.

FERC Proceedings:
Open Access Transmission Tariff (OATT):  On March 24, 2006, IPC submitted a revised OATT filing with the FERC requesting an increase in transmission rates.  The purpose of the filing was to implement formula rates for the IPC OATT in order to more adequately reflect the costs that IPC incurs in providing transmission service.  In the filing IPC proposed to move from a fixed rate to a formula rate, which allows for transmission rates to be updated each year based on FERC Form 1 data.  The formula rate request included a rate of return on equity of 11.25 percent.  The proposed rates would have produced an annual revenue increase of approximately $13 million based on 2004 test year data.  On May 31, 2006, the FERC accepted IPC's rates, effective June 1, 2006, subject to adjustment to conform to SFAS 109 tax accounting requirements, which ultimately resulted in lowering the estimated annual revenues to approximately $11 million.  IPC has complied with this directive and on August 28, 2006, the FERC issued an order accepting IPC's compliance filing and ordering that this new rate be used, subject to refund as discussed below.  As a result, IPC made refunds with interest for June and July amounts billed, and started billing the new rate beginning in August 2006.  The rates are being collected subject to refund pending the outcome of the FERC hearing process scheduled for June 2007 with an initial decision expected to be issued in August 2007.  The parties to the proceeding are currently in settlement discussions.

FERC Order 890:  In February 2007, the FERC issued Order No. 890 adopting a final rule designed to strengthen the pro forma open access transmission tariff (OATT) by providing greater consistency and increasing transparency.  The FERC had stated in its Notice of Proposed Rulemaking leading to the final rule that "as a general matter, the purpose of this rulemaking is to strengthen the pro forma OATT to ensure that it achieves its original purpose - remedying undue discrimination - not to create new market structures."  The most significant revisions to the pro forma OATT relate to the development of more consistent methodologies for calculating available transfer capability, changes to the transmission planning process, changes to the pricing of certain generator and energy imbalances to encourage efficient scheduling behavior and to exempt intermittent generators, and changes regarding long-term point-to-point transmission service, including the addition of conditional firm long-term point-to-point transmission service, and generation re-dispatch.

As a transmission provider with an OATT on file with the FERC, IPC will be required to comply with the requirements of the new rule.  Certain details related to the rule, such as the precise methodology that will be used to calculate available transfer capability, will be determined prospectively, and thus it is difficult to make a precise determination of the effect of this new rule on IPC's transmission operations.  In addition, it is difficult to determine the effect of this new rule once fully implemented on the availability and price of transmission service from the perspective of the wholesale marketing function.  However, at least on a preliminary basis, the rule is not anticipated to have a significant impact on IPC's financial results.  Nonetheless, the final rule includes a wide range of provisions addressing the provision of transmission services, and will likely have a significant impact on IPC's transmission operations, planning and wholesale marketing functions.

Northern Tier Transmission Group
IPC, along with four other transmission-owning entities covering all or parts of the transmission system in six western states, has formed the Northern Tier Transmission Group (NTTG).  The goal of the group is to improve overall operation and expansion of the high-voltage transmission network.  The group continues to make progress on four major initiatives: improving generation control performance (the first generation control became operational in March 2007); compliance with the new FERC Order 890 through cooperative efforts in developing process and information exchange; providing improved information on available transmission capacity; and conducting open, participatory transmission planning processes which will result in identifying specific transmission projects in 2007.

Integrated Resource Plan
IPC filed its 2006 IRP with the IPUC in September 2006 and with the OPUC in October 2006.  The IPUC accepted the 2006 IRP in March 2007 and a hearing is scheduled in Oregon for June 2007.  The 2006 IRP previewed IPC's load and resource situation for the next twenty years, analyzed potential supply-side and demand-side options and identified near-term and long-term actions.

Wind RFP:  In February 2007, the IPUC approved a Power Purchase Agreement with Telocaset Wind Power Partners, LLC, a subsidiary of Horizon Wind Energy, for 100 MW (nameplate) of wind generation from the Elkhorn Wind Project located in eastern Oregon.  Construction has begun and the project is expected to begin delivering energy in early 2008.

Geothermal RFP:  An RFP for geothermal-powered generation was released on June 2, 2006.  IPC identified US Geothermal as the successful bidder in March 2007 and is currently negotiating a Power Purchase Agreement for 45.5 MW of geothermal energy.

Coal-fired Resource Screening and Evaluation:  In the 2006 IRP, IPC identified the need for a coal-fired resource beginning in 2013.  As a result of discussions with potential resource participants, IPC and Spokane, Washington-based Avista Utilities entered into an agreement to jointly investigate possible future coal-fired resources.  Under the arrangement, the utilities are studying the options for base load coal-fired generation to meet their collective IRP forecast needs.  Information submittals from interested parties were received in October 2006.  In early April 2007, Avista and IPC sent a joint letter to developers providing an update on the coal-based resource assessment process.  The letter also indicated that the combined Avista-IPC joint assessment would be suspended and that each company would proceed independently toward resource acquisition.  Due to the potential passage of greenhouse gas legislation in the state of Washington, Avista has decided to suspend its own work with regard to coal-based resource acquisition due diligence until the legal and regulatory framework for such resources is clear.  IPC is continuing its evaluation of coal-based resource alternatives.  In April 2007, IPC notified developers of its short-list of projects selected for further screening and evaluation.  In addition, IPC continues to evaluate other coal-fired resource opportunities, including expansion of its jointly-owned facilities.

Relicensing of Hydroelectric Projects
The section below summarizes and provides an update of relicensing projects as discussed in IDACORP's and IPC's Annual Report on Form 10-K for the year ended December 31, 2006.

IPC, like other utilities that operate nonfederal hydroelectric projects on qualified waterways, obtains licenses for its hydroelectric projects from the FERC.  These licenses last for 30 to 50 years depending on the size, complexity, and cost of the project.  IPC is actively pursuing the relicensing of the Hells Canyon Complex and Swan Falls projects.

Hells Canyon Complex:  The most significant ongoing relicensing effort is the Hells Canyon Complex (HCC), which provides approximately two-thirds of IPC's hydroelectric generating capacity and 40 percent of its total generating capacity.  The current license for the HCC expired at the end of July 2005.  Until the new multi-year license is issued, IPC operates the project under an annual license issued by the FERC.  The license application was filed in July 2003 and accepted by the FERC for filing in December 2003.  The FERC is now processing the application consistent with the requirements of the Federal Power Act (FPA),  the National Environmental Policy Act of 1969, as amended (NEPA), the Energy Policy Act and other applicable federal laws.  Consistent with the requirements of NEPA, the FERC Staff will prepare an environmental impact statement (EIS) for the Hells Canyon project, which the FERC will use to determine whether, and under what conditions, to issue a new license for the project.

On July 28, 2006, the FERC released the draft EIS.  Because this is a draft EIS, containing only FERC Staff conclusions, it cannot be relied upon to accurately predict what measures will be included in the final EIS or the outcome of the relicensing process.

In November 2006, IPC and other parties to the licensing proceeding filed comments with the FERC on the draft EIS.  The FERC is now in the process of reviewing the comments to the draft EIS and is expected to release a final EIS by late summer of 2007.

In conjunction with the EIS process, on August 1, 2006, the FERC requested formal consultation with the National Marine Fisheries Service (NMFS) and the U.S. Fish and Wildlife Service (USFWS) (collectively the Services), pursuant to section 7 of the Endangered Species Act (ESA) with regard to the effect of relicensing the HCC on several aquatic and terrestrial species listed as threatened under the ESA.  IPC is cooperating with the USFWS, the NMFS and the FERC in an effort to address ESA concerns associated with the licensing of the HCC.

On January 31, 2007, IPC filed Water Quality Certification Applications, under section 401 of the Clean Water Act (CWA), with the States of Oregon and Idaho.  Because the HCC is located on the Snake River where it forms the border between Idaho and Oregon, section 401 of the CWA requires as a prerequisite to the licensing of the project by the FERC that each state certify that any discharge from the project complies with applicable state water quality standards.  IPC is working with the Oregon Department of Environmental Quality and the Idaho Department of Environmental Quality to ensure that state water quality standards are met so that the project can be appropriately certified.

At March 31, 2007, $88 million of HCC relicensing costs were included in construction work in progress.  The relicensing costs are recorded and will be held in construction work in progress until a new multi-year license is issued by the FERC, at which time the charges will be transferred to electric plant in service.  Relicensing costs and costs related to a new license will be submitted to regulators for recovery through the ratemaking process.

Swan Falls Project:  The license for the Swan Falls hydroelectric project expires in 2010.  On March 10, 2005, IPC issued a Formal Consultation Package with agencies, Native American tribes and the public regarding the relicensing of the Swan Falls project.  IPC is in the process of compiling information and performing studies in preparation for filing an application for a new license with the FERC.  IPC expects to file a draft license application in the fall of 2007, with the final application being filed in June 2008.

At March 31, 2007, $3 million of Swan Falls project relicensing costs were included in construction work in progress.  The relicensing costs are recorded and will be held in construction work in progress until a new multi-year license is issued by the FERC, at which time the charges will be transferred to electric plant in service.  Relicensing costs and costs related to a new license will be submitted to regulators for recovery through the ratemaking process.

Shoshone Falls Expansion:  On August 17, 2006, IPC filed a License Amendment Application with the FERC, which would allow IPC to upgrade the Shoshone Falls project from 12.5 MW to 62.5 MW.  In March 2007, IPC received from the FERC a draft Environmental Assessment (EA) and Notice of Ready for Environmental Analysis, which provided for a 60-day comment period for interested entities.  By June 1, 2007, IPC will respond to comments submitted.  IPC anticipates the FERC will issue a final EA during summer 2007 and an Order approving the License Amendment Application shortly thereafter.

In addition, on October 3, 2006, IPC filed a Water Right Application with the IDWR for rights to additional water for this potential project expansion.  IDWR is reviewing the application.

OTHER MATTERS:

Adopted Accounting Pronouncements
FIN 48:  As discussed in Note 2 to IDACORP's and IPC's Condensed Consolidated Financial Statements, both companies adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48) on January 1, 2007, as required.  IDACORP and IPC recorded an increase of $15.1 million to opening retained earnings for the cumulative effect of adopting FIN 48.

New Accounting Pronouncements
See Note 1 to IDACORP's and IPC's Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IDACORP and IPC are exposed to market risks, including changes in interest rates, changes in commodity prices, credit risk and equity price risk.  The following discussion summarizes these risks and the financial instruments, derivative instruments and derivative commodity instruments sensitive to changes in interest rates, commodity prices and equity prices that were held at March 31, 2007.

Interest Rate Risk
IDACORP and IPC manage interest expense and short- and long-term liquidity through a combination of fixed rate and variable rate debt.  Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly rated financial institutions may be used to achieve the desired combination.

Variable Rate Debt:  As of March 31, 2007, IDACORP and IPC had $345 million and $281 million, respectively, in floating rate debt, net of temporary investments.  Assuming no change in either company's financial structure, if variable interest rates were to average one percentage point higher than the average rate on March 31, 2007, interest expense for the year ending December 31, 2007, would increase and pre-tax earnings would decrease by approximately $3.5 million for IDACORP and $2.8 million for IPC.

Fixed Rate Debt:  As of March 31, 2007, IDACORP and IPC had outstanding fixed rate debt of $834 million and $796 million, respectively.  The fair market value of this debt was $825 million and $786 million, respectively.  These instruments are fixed rate, and therefore do not expose IDACORP or IPC to a loss in earnings due to changes in market interest rates.  However, the fair value of these instruments would increase by approximately $65 million for IDACORP and $64 million for IPC if interest rates were to decline by one percentage point from their March 31, 2007 levels.

Commodity Price Risk
Utility:  IPC's commodity price risk has not changed materially from that reported in the Annual Report on Form 10-K for the year ended December 31, 2006.  In a limited manner during the first quarter 2007, IPC began utilizing financial energy instruments in addition to physical forward power transactions for the purpose of mitigating price risk related to securing adequate energy to meet utility load requirements in accordance with IPC's Risk Management Policy.  This practice falls within the parameters of IPC's Risk Management Policy and these instruments are not used for trading purposes.  These financial instruments are used in essentially the same manner as forward transactions to mitigate price risk but are considered derivative instruments under SFAS 133 and are therefore reported at fair value in IDACORP's and IPC's financial statements.  Because of the PCA mechanism, IPC records the changes in fair value of derivative instruments related to power supply as regulatory assets or liabilities.

Credit Risk
Utility:  IPC's credit risk has not changed materially from that reported in the Annual Report on Form 10-K for the year ended December 31, 2006.

Equity Price Risk
IDACORP's and IPC's equity price risk has not changed materially from that reported in the Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure controls and procedures:

IDACORP:
The Chief Executive Officer and the Chief Financial Officer of IDACORP, based on their evaluation of IDACORP's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2007, have concluded that IDACORP's disclosure controls and procedures are effective.

IPC:
The Chief Executive Officer and the Chief Financial Officer of IPC, based on their evaluation of IPC's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2007, have concluded that IPC's disclosure controls and procedures are effective.

Changes in internal control over financial reporting:

There have been no changes in IDACORP's or IPC's internal control over financial reporting during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, IDACORP's or IPC's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to Note 5 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

ITEM 1A.  RISK FACTORS

The Risk Factors included in IDACORP's and IPC's Annual Report on Form 10-K for the year ended December 31, 2006 have not changed materially.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As part of their compensation, each director of IDACORP and IPC who is not an employee received a grant of 1,082 shares of common stock, equal to $40,000, on February 1, 2007.  The stock was issued without registration under the Securities Act of 1933 in reliance upon Section 4(2) of the Act.

Restrictions on Dividends:
A covenant under the IDACORP and IPC Credit Facilities requires IDACORP and IPC to maintain leverage ratios of consolidated indebtedness to consolidated total capitalization of no more than 65 percent at the end of each fiscal quarter.  See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES - Financing Programs - Credit Facilities."  IPC's ability to pay dividends on its common stock held by IDACORP and IDACORP's ability to pay dividends on its common stock are limited to the extent payment of such dividends would cause their leverage ratios to exceed 65 percent.  At March 31, 2007, the leverage ratios for IDACORP and IPC were 51 percent and 51 percent, respectively.

IPC's articles of incorporation contain restrictions on the payment of dividends on its common stock if preferred stock dividends are in arrears.  IPC has no preferred stock outstanding.

Issuer Purchases of Equity Securities:

IDACORP, Inc. Common Stock

(d) Maximum Number
			(c) Total Number of	(or Approximate
	(a) Total	(b)	Shares Purchased	Dollar Value) of
	Number of	Average	as Part of Publicly	Shares that May Yet
	Shares	Price Paid	Announced Plans or	Be Purchased Under
Period	Purchased 1	per Share	Programs	the Plans or Programs

January 1 - January 31, 2007	-	$-	-	-
February 1 - February 28, 2007	9,617	35.18	-	-
March 1 - March 31, 2007	-	-	-	-
Total	9,617	$35.18	-	-
[1] These shares were withheld for taxes upon vesting of restricted stock

ITEM 6.  EXHIBITS

*Previously Filed and Incorporated Herein by Reference

*2	Agreement and Plan of Exchange between IDACORP, Inc., and IPC dated as of February 2, 1998. File number 333-48031, Form S-4, filed on 3/16/98, as Exhibit 2.

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
File number 1-3198, Form 8-K filed 10/10/06, as Exhibit 4, Forty-first, October 1, 2006.
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

*10(h)(i) 1

Idaho Power Company Security Plan for Senior Management Employees I - a non-qualified, deferred compensation plan, amended and restated effective December 31, 2004.  File number 1-14465, 1-3198, Form 10-Q for the quarter ended September 30, 2006, filed on November 2, 2006 as Exhibit 10(h)(i).

*10(h)(ii)1

Idaho Power Company Security Plan for Senior Management Employees II, a non-qualified, deferred compensation plan, effective January 1, 2005, as amended July 20, 2006.  File number 1-14465, 1-3198, Form 10-Q for the quarter ended September 30, 2006, filed on November 2, 2006, as Exhibit 10(h)(xxxv).

*10(h)(iii) 1	IDACORP, Inc. Restricted Stock Plan, as amended July 20, 2006. File number 1-14465, 1-3198, Form 10-Q for the quarter ended September 30, 2006, filed on November 2, 2006, as Exhibit 10(h)(iii).

*10(h)(iv) 1

IDACORP, Inc. Restricted Stock Plan - Form of Restricted Stock Agreement (time-vesting) (July 20, 2006).  File number 1-14465, 1-3198, Form 10-Q for the quarter ended September 30, 2006, filed on November 2, 2006, as Exhibit 10(h)(vi).

*10(h)(v) 1

IDACORP, Inc. Restricted Stock Plan - Form of Performance Stock Agreement (July 20, 2006).  File number 1-14465, 1-3198, Form 10-Q for the quarter ended September 30, 2006, filed on November 2, 2006, as Exhibit 10(h)(vii).

*10(h)(vi) 1

The Revised Security Plan for Board of Directors - a non-qualified, deferred compensation plan, as amended and restated effective July 20, 2006.  File number 1-14465, 1-3198, Form 10-Q for the quarter ended September 30, 2006, filed on November 2, 2006, as Exhibit 10(h)(viii).

*10(h)(vii) 1	IDACORP, Inc. Non-Employee Directors Stock Compensation Plan, as amended on January 20, 2005. File number 1-14465, 1-3198, Form 8-K, filed on 1/26/05, as Exhibit 10.9.

*10(h)(viii)1

Form of Officer Indemnification Agreement for Officers of IDACORP, Inc. and IPC, as amended July 20, 2006.  File number 1-14465, 1-3198, Form 10-Q for the quarter ended September 30, 2006, filed on November 2, 2006, as Exhibit 10(h)(xix).

*10(h)(ix)1

Form of Director Indemnification Agreement for Directors of IDACORP, Inc., as amended July 20, 2006.  File number 1-14465, 1-3198, Form 10-Q for the quarter ended September 30, 2006, filed on November 2, 2006, as Exhibit 10(h)(xx).

*10(h)(x)1

Form of Change in Control Agreement between IDACORP, Inc. and Officers of IDACORP and IPC (senior vice president and higher), as amended July 20, 2006.  File number 1-14465, 1-3198, Form 10-Q for the quarter ended September 30, 2006, filed on November 2, 2006, as Exhibit 10(h)(x).

*10(h)(xi) 1

Form of Change in Control Agreement between IDACORP, Inc. and Officers of IDACORP and IPC (below senior vice president), as amended July 20, 2006.  File number 1-14465, 1-3198, Form 10-Q for the quarter ended September 30, 2006, filed on November 2, 2006, as Exhibit 10(h)(xi).

*10(h)(xii) 1

IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan, as amended July 20, 2006.  File number 1-14465, 1-3198, Form 10-Q for the quarter ended September 30, 2006, filed on November 2, 2006, as Exhibit 10(h)(xii).

*10(h)(xiii)1

IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Stock Option Award Agreement (July 20, 2006).  File number 1-14465, 1-3198, Form 10-Q for the quarter ended September 30, 2006, filed on November 2, 2006, as Exhibit 10(h)(xvi).

*10(h)(xiv)1

IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Restricted Stock Award Agreement (time vesting) (July 20, 2006).  File number 1-14465, 1-3198, Form 10-Q for the quarter ended September 30, 2006, filed on November 2, 2006, as Exhibit 10(h)(xvii).

*10(h)(xv)1

IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Restricted Stock Award Agreement (performance vesting) (July 20, 2006).  File number 1-14465, 1-3198, Form 10-Q for the quarter ended September 30, 2006, filed on November 2, 2006, as Exhibit 10(h)(xviii).

*10(h)(xvi)1

IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Performance Share Award Agreement (performance with two goals) (July 20, 2006).  File number 1-14465, 1-3198, Form 10-Q for the quarter ended September 30, 2006, filed on November 2, 2006, as Exhibit 10(h)(xxxiii).

*10(h)(xvii)1	IDACORP, Inc. Executive Incentive Plan. File Number 1-14465, 1-3198, Form 8-K, filed on 2/27/07, as Exhibit 10.1.

*10(h)(xviii)1

Idaho Power Company Executive Deferred Compensation Plan, as amended July 20, 2006.  File number 1-14465, 1-3198, Form 10-Q for the quarter ended September 30, 2006, filed on November 2, 2006, as Exhibit 10(h)(xxxvi).

10(h)(xix)1	IDACORP, Inc. and IPC 2007 Compensation for Non-Employee Directors of the Board of Directors.

*10(i)

Framework Agreement, dated October 1, 1984, between the State of Idaho and IPC relating to48

 IPC's Swan Falls and Snake River water rights.  File number 33-65720, Form S-3, filed on 7/7/93, as Exhibit 10(h).

*10(i)(i)	Agreement, dated October 25, 1984, between the State of Idaho and IPC relating to the agreement filed as Exhibit 10(i). File number 33-65720, Form S-3, filed on 7/7/93, as Exhibit 10(h)(i).

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

10(l)

$100 Million Five-Year Amended and Restated Credit Agreement, dated as of April 25, 2007, among IDACORP, Inc., various lenders, Wachovia Bank, National Association, as administrative agent, swingline lender and LC issuer, JPMorgan Chase Bank, N.A., as syndication agent, and KeyBank National Association, Wells Fargo Bank, N.A. and Bank of America, N.A., as documentation agents, and Wachovia Capital Markets, LLC and J. P. Morgan Securities Inc., as joint lead arrangers and joint book runners.

10(m)

$300 Million Five-Year Amended and Restated Credit Agreement, dated as of April 25, 2007, among Idaho Power Company, various lenders, Wachovia Bank, National Association, as administrative agent, swingline lender and LC issuer, JPMorgan Chase Bank, N.A., as syndication agent, and KeyBank National Association, US Bank National Association and Bank of America, N.A., as documentation agents, and Wachovia Capital Markets, LLC and J. P. Morgan Securities Inc., as joint lead arrangers and joint book runners.

*10(n)	Loan Agreement, dated October 1, 2006, between Sweetwater County, Wyoming and IPC. File number 1-3198, Form 8-K, filed on 10/10/2006, as Exhibit 10.1.

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges. (IDACORP, Inc.)

12(a)	Statement Re: Computation of Supplemental Ratio of Earnings to Fixed Charges. (IDACORP, Inc.)

12(b)	Statement Re: Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements. (IDACORP, Inc.)

12(c)	Statement Re: Computation of Supplemental Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements. (IDACORP, Inc.)

12(d)	Statement Re: Computation of Ratio of Earnings to Fixed Charges. (IPC)

12 (e)	Statement Re: Computation of Supplemental Ratio of Earnings to Fixed Charges. (IPC)

15	Letter Re: Unaudited Interim Financial Information

*21	Subsidiaries of IDACORP, Inc. File Number 1-14465, 1-3198 Form 10-K for the year ended 12/31/06, filed on 3/1/07 as Exhibit 21.

31(a)	IDACORP, Inc. Rule 13a-14(a) certification.

31(b)	IDACORP, Inc. Rule 13a-14(a) certification.

31(c)	IPC Rule 13a-14(a) certification.

31(d)	IPC Rule 13a-14(a) certification.

32(a)	IDACORP, Inc. Section 1350 certification.

32(b)	IPC Section 1350 certification.

99	Earnings press release for first quarter 2007.

1 Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDACORP, Inc.
(Registrant)
Date	May 9, 2007	By:	/s/ J. LaMont Keen
J. LaMont Keen
President and Chief Executive Officer

Date	May 9, 2007	By:	/s/ Darrel T. Anderson
Darrel T. Anderson
Senior Vice President - Administrative Services
and Chief Financial Officer
IDAHO POWER COMPANY
(Registrant)
Date	May 9, 2007	By:	/s/ J. LaMont Keen
J. LaMont Keen
President and Chief Executive Officer

Date	May 9, 2007	By:	/s/ Darrel T. Anderson
Darrel T. Anderson
Senior Vice President - Administrative Services
and Chief Financial Officer
50

50

EXHIBIT INDEX

Exhibit Number

10(h)(xix)1	IDACORP and IPC 2007 Compensation for Non-Employee Directors of the Board of Directors.

10(l)

$100 Million Five-Year Amended and Restated Credit Agreement, dated as of April 25, 2007, among IDACORP, Inc., various lenders, Wachovia Bank, National Association, as administrative agent, swingline lender and LC issuer, JPMorgan Chase Bank, N.A., as syndication agent, and KeyBank National Association, Wells Fargo Bank, N.A. and Bank of America, N.A., as documentation agents, and Wachovia Capital Markets, LLC and J. P. Morgan Securities Inc., as joint lead arrangers and joint book runners.

10(m)

$300 Million Five-Year Amended and Restated Credit Agreement, dated as of April 25, 2007, among Idaho Power Company, various lenders, Wachovia Bank, National Association, as administrative agent, swingline lender and LC issuer, JPMorgan Chase Bank, N.A., as syndication agent, and KeyBank National Association, US Bank National Association and Bank of America, N.A., as documentation agents, and Wachovia Capital Markets, LLC and J. P. Morgan Securities Inc., as joint lead arrangers and joint book runners.

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges. (IDACORP, Inc.)

12(a)	Statement Re: Computation of Supplemental Ratio of Earnings to Fixed Charges. (IDACORP, Inc.)

12(b)	Statement Re: Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements. (IDACORP, Inc.)

12(c)	Statement Re: Computation of Supplemental Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements. (IDACORP, Inc.)

12(d)	Statement Re: Computation of Ratio of Earnings to Fixed Charges. (IPC)

12(e)	Statement Re: Computation of Supplemental Ratio of Earnings to Fixed Charges. (IPC)

15	Letter Re: Unaudited Interim Financial Information.

31(a)	Rule 13a-14(a) certification. (IDACORP, Inc.)

31(b)	Rule 13a-14(a) certification. (IDACORP, Inc.)

31(c)	Rule 13a-14(a) certification. (IPC)

31(d)	Rule 13a-14(a) certification. (IPC)

32(a)	Section 1350 certification. (IDACORP, Inc.)

32(b)	Section 1350 certification. (IPC)

99	Earnings press release for first quarter 2007.

1 Management contract or compensatory plan or arrangement
51