Form 10-Q
period 2013-09-30
IDACORP INC; IDAHO POWER CO
filed 2013-11-05
CIK 1057877, 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).
IDACORP, Inc.: Yes No X   Idaho Power Company: Yes No X

Number of shares of common stock outstanding as of November 1, 2013:
IDACORP, Inc.:        50,232,745
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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

IDACORP, Inc.
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(thousands of dollars except for per share amounts)
Operating Revenues:
Electric utility:
General business	$349,428	$306,066	$846,079	$724,025
Off-system sales	11,169	4,826	31,597	43,953
Other revenues	19,707	21,865	69,853	58,810
Total electric utility revenues	380,304	332,757	947,529	826,788
Other	803	1,262	2,455	3,074
Total operating revenues	381,107	334,019	949,984	829,862
Operating Expenses:
Electric utility:
Purchased power	74,088	71,570	166,097	151,026
Fuel expense	64,858	55,978	155,901	110,014
Power cost adjustment	(6,960)	(42,871)	(34,969)	(37,074)
Other operations and maintenance	84,471	89,968	247,409	254,487
Energy efficiency programs	6,077	8,410	30,279	20,971
Depreciation	32,538	31,607	96,680	92,028
Taxes other than income taxes	7,017	7,012	23,243	22,961
Total electric utility expenses	262,089	221,674	684,640	614,413
Other	3,459	3,068	10,945	9,837
Total operating expenses	265,548	224,742	695,585	624,250
Operating Income	115,559	109,277	254,399	205,612
Allowance for Equity Funds Used During Construction	3,734	3,541	10,876	18,989
Earnings of Unconsolidated Equity-Method Investments	2,758	1,304	571	795
Other Income, Net	1,567	1,453	3,982	3,978
Interest Expense:
Interest on long-term debt	20,887	19,670	61,349	59,252
Other interest	1,812	1,717	5,296	5,060
Allowance for borrowed funds used during construction	(1,904)	(1,986)	(5,711)	(10,269)
Total interest expense, net	20,795	19,401	60,934	54,043
Income Before Income Taxes	102,823	96,174	208,894	175,331
Income Tax Expense	31,088	3,910	58,129	22,812
Net Income	71,735	92,264	150,765	152,519
Adjustment for loss (income) attributable to noncontrolling interests	15	(195)	31	(220)
Net Income Attributable to IDACORP, Inc.	$71,750	$92,069	$150,796	$152,299
Weighted Average Common Shares Outstanding - Basic (000’s)	50,056	49,966	50,051	49,918
Weighted Average Common Shares Outstanding - Diluted (000’s)	50,153	50,080	50,109	49,990
Earnings Per Share of Common Stock:
Earnings Attributable to IDACORP, Inc. - Basic	$1.43	$1.84	$3.01	$3.05
Earnings Attributable to IDACORP, Inc. - Diluted	$1.43	$1.84	$3.01	$3.05
Dividends Declared Per Share of Common Stock	$0.38	$0.33	$1.14	$0.99

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(thousands of dollars)

Net Income	$71,735	$92,264	$150,765	$152,519
Other Comprehensive Income:
Net unrealized holding gains arising during the period, net of tax of $541, $438, $1,466 and $968	843	682	2,283	1,507
Unfunded pension liability adjustment, net of tax of $298, $170, $894 and $511	464	265	1,394	796
Total Comprehensive Income	73,042	93,211	154,442	154,822
Comprehensive loss (income) attributable to noncontrolling interests	15	(195)	31	(220)
Comprehensive Income Attributable to IDACORP, Inc.	$73,057	$93,016	$154,473	$154,602

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2013	December 31, 2012
	(thousands of dollars)
Assets

Current Assets:
Cash and cash equivalents	$186,870	$26,527
Receivables:
Customer (net of allowance of $2,201 and $1,551, respectively)	111,214	66,111
Other (net of allowance of $165 and $322, respectively)	12,394	23,608
Income taxes receivable	—	1,753
Accrued unbilled revenues	52,445	51,448
Materials and supplies (at average cost)	52,857	51,037
Fuel stock (at average cost)	35,412	42,388
Prepayments	14,041	12,823
Deferred income taxes	35,056	56,532
Current regulatory assets	63,445	30,078
Other	3,116	4,948
Total current assets	566,850	367,253
Investments	174,749	189,020
Property, Plant and Equipment:
Utility plant in service	5,035,762	4,915,772
Accumulated provision for depreciation	(1,759,785)	(1,703,159)
Utility plant in service - net	3,275,977	3,212,613
Construction work in progress	321,128	298,470
Utility plant held for future use	7,093	7,101
Other property, net of accumulated depreciation	17,342	17,847
Property, plant and equipment - net	3,621,540	3,536,031
Other Assets:
American Falls and Milner water rights	16,064	17,909
Company-owned life insurance	22,055	22,646
Regulatory assets	1,139,353	1,132,960
Long-term receivables (net of allowance of $1,260 and $1,260, respectively)	4,437	4,437
Other	46,070	49,260
Total other assets	1,227,979	1,227,212
Total	$5,591,118	$5,319,516

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2013	December 31, 2012
	(thousands of dollars)
Liabilities and Equity

Current Liabilities:
Current maturities of long-term debt	$71,064	$71,064
Notes payable	53,000	69,700
Accounts payable	88,835	90,165
Income taxes accrued	13,802	1,005
Interest accrued	26,409	22,311
Accrued compensation	35,883	42,343
Current regulatory liabilities	8,474	30,277
Other	37,797	24,438
Total current liabilities	335,264	351,303
Other Liabilities:
Deferred income taxes	938,162	894,616
Regulatory liabilities	369,729	355,362
Pension and other postretirement benefits	416,272	423,409
Other	52,717	65,228
Total other liabilities	1,776,880	1,738,615
Long-Term Debt	1,615,197	1,466,632
Commitments and Contingencies
Equity:
IDACORP, Inc. shareholders’ equity:
Common stock, no par value (shares authorized 120,000,000; 50,233,463 and 50,158,486 shares issued, respectively)	838,575	834,922
Retained earnings	1,034,472	940,968
Accumulated other comprehensive loss	(13,439)	(17,116)
Treasury stock (1,131 and 1,817 shares at cost, respectively)	(13)	(21)
Total IDACORP, Inc. shareholders’ equity	1,859,595	1,758,753
Noncontrolling interests	4,182	4,213
Total equity	1,863,777	1,762,966
Total	$5,591,118	$5,319,516

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
	2013	2012
	(thousands of dollars)
Operating Activities:
Net income	$150,765	$152,519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99,534	95,904
Deferred income taxes and investment tax credits	42,079	19,824
Changes in regulatory assets and liabilities	(20,765)	(24,618)
Pension and postretirement benefit plan expense	22,026	28,689
Contributions to pension and postretirement benefit plans	(32,573)	(47,466)
Earnings of unconsolidated equity-method investments	(571)	(795)
Distributions from unconsolidated equity-method investments	14,218	12,375
Allowance for equity funds used during construction	(10,876)	(18,989)
Other non-cash adjustments to net income, net	2,308	2,046
Change in:
Accounts receivable	(38,553)	(14,776)
Accounts payable and other accrued liabilities	(4,505)	(1,440)
Taxes accrued/receivable	24,621	11,457
Other current assets	4,749	(11,565)
Other current liabilities	5,253	(6,501)
Other assets	(1,253)	(7,202)
Other liabilities	(8,811)	(7,980)
Net cash provided by operating activities	247,646	181,482
Investing Activities:
Additions to property, plant and equipment	(165,550)	(187,751)
Proceeds from the sale of emission allowances and RECs	498	2,706
Investments in affordable housing	—	(107)
Distributions from affordable housing investments	1,697	—
Other	3,366	(137)
Net cash used in investing activities	(159,989)	(185,289)
Financing Activities:
Issuance of long-term debt	150,000	150,000
Retirement of long-term debt	(1,064)	(101,064)
Dividends on common stock	(57,323)	(49,950)
Net change in short-term borrowings	(16,700)	(2,800)
Issuance of common stock	255	4,839
Acquisition of treasury stock	(2,124)	(2,062)
Other	(358)	(2,735)
Net cash provided by (used in) financing activities	72,686	(3,772)
Net increase (decrease) in cash and cash equivalents	160,343	(7,579)
Cash and cash equivalents at beginning of the period	26,527	27,813
Cash and cash equivalents at end of the period	$186,870	$20,234
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$60	$1,178
Interest (net of amount capitalized)	$54,907	$50,137
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$22,480	$22,595

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Nine months ended September 30,
	2013	2012
	(thousands of dollars)
Common Stock
Balance at beginning of period	$834,922	$828,389
Issued	255	4,839
Other	3,398	2,514
Balance at end of period	838,575	835,742
Retained Earnings
Balance at beginning of period	940,968	840,916
Net income attributable to IDACORP, Inc.	150,796	152,299
Common stock dividends ($1.14 and $0.99 per share)	(57,292)	(49,640)
Balance at end of period	1,034,472	943,575
Accumulated Other Comprehensive (Loss) Income
Balance at beginning of period	(17,116)	(11,622)
Unrealized gain on securities (net of tax)	2,283	1,507
Unfunded pension liability adjustment (net of tax)	1,394	796
Balance at end of period	(13,439)	(9,319)
Treasury Stock
Balance at beginning of period	(21)	(29)
Issued	2,132	2,070
Acquired	(2,124)	(2,062)
Balance at end of period	(13)	(21)
Total IDACORP, Inc. shareholders’ equity at end of period	1,859,595	1,769,977
Noncontrolling Interests
Balance at beginning of period	4,213	4,040
Net (loss) income attributable to noncontrolling interests	(31)	220
Balance at end of period	4,182	4,260
Total equity at end of period	$1,863,777	$1,774,237

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(thousands of dollars)
Operating Revenues:
General business	$349,428	$306,066	$846,079	$724,025
Off-system sales	11,169	4,826	31,597	43,953
Other revenues	19,707	21,865	69,853	58,810
Total operating revenues	380,304	332,757	947,529	826,788
Operating Expenses:
Operation:
Purchased power	74,088	71,570	166,097	151,026
Fuel expense	64,858	55,978	155,901	110,014
Power cost adjustment	(6,960)	(42,871)	(34,969)	(37,074)
Other operations and maintenance	84,471	89,968	247,409	254,487
Energy efficiency programs	6,077	8,410	30,279	20,971
Depreciation	32,538	31,607	96,680	92,028
Taxes other than income taxes	7,017	7,012	23,243	22,961
Total operating expenses	262,089	221,674	684,640	614,413
Income from Operations	118,215	111,083	262,889	212,375
Other Income (Expense):
Allowance for equity funds used during construction	3,734	3,541	10,876	18,989
Earnings of unconsolidated equity-method investments	5,102	2,906	7,358	6,933
Other expense, net	(1,077)	(769)	(4,450)	(3,615)
Total other income	7,759	5,678	13,784	22,307
Interest Charges:
Interest on long-term debt	20,887	19,670	61,349	59,252
Other interest	1,724	1,617	5,009	4,756
Allowance for borrowed funds used during construction	(1,904)	(1,986)	(5,711)	(10,269)
Total interest charges	20,707	19,301	60,647	53,739
Income Before Income Taxes	105,267	97,460	216,026	180,943
Income Tax Expense	34,965	7,864	66,695	30,818
Net Income	$70,302	$89,596	$149,331	$150,125

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(thousands of dollars)

Net Income	$70,302	$89,596	$149,331	$150,125
Other Comprehensive Income:
Net unrealized holding gains arising during the period, net of tax of $541, $438, $1,466 and $968	843	682	2,283	1,507
Unfunded pension liability adjustment, net of tax of $298, $170, $894 and $511	464	265	1,394	796
Total Comprehensive Income	$71,609	$90,543	$153,008	$152,428

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2013	December 31, 2012
	(thousands of dollars)
Assets

Electric Plant:
In service (at original cost)	$5,035,762	$4,915,772
Accumulated provision for depreciation	(1,759,785)	(1,703,159)
In service - net	3,275,977	3,212,613
Construction work in progress	321,128	298,470
Held for future use	7,093	7,101
Electric plant - net	3,604,198	3,518,184
Investments and Other Property	123,075	128,145
Current Assets:
Cash and cash equivalents	178,772	17,251
Receivables:
Customer (net of allowance of $2,201 and $1,551, respectively)	111,214	66,111
Other (net of allowance of $165 and $322, respectively)	12,263	20,618
Income taxes receivable	—	2,559
Accrued unbilled revenues	52,445	51,448
Materials and supplies (at average cost)	52,857	51,037
Fuel stock (at average cost)	35,412	42,388
Prepayments	13,910	12,688
Deferred income taxes	30,699	48,774
Current regulatory assets	63,445	30,078
Other	3,116	4,950
Total current assets	554,133	347,902
Deferred Debits:
American Falls and Milner water rights	16,064	17,909
Company-owned life insurance	22,055	22,646
Regulatory assets	1,139,353	1,132,960
Other	44,940	47,965
Total deferred debits	1,222,412	1,221,480
Total	$5,503,818	$5,215,711

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2013	December 31, 2012
	(thousands of dollars)
Capitalization and Liabilities

Capitalization:
Common stock equity:
Common stock, $2.50 par value (50,000,000 shares authorized; 39,150,812 shares outstanding)	$97,877	$97,877
Premium on capital stock	712,258	712,258
Capital stock expense	(2,097)	(2,097)
Retained earnings	926,749	834,732
Accumulated other comprehensive loss	(13,439)	(17,116)
Total common stock equity	1,721,348	1,625,654
Long-term debt	1,615,197	1,466,632
Total capitalization	3,336,545	3,092,286
Current Liabilities:
Long-term debt due within one year	71,064	71,064
Accounts payable	87,916	89,651
Accounts payable to affiliates	1,261	252
Income taxes accrued	9,768	—
Interest accrued	26,409	22,311
Accrued compensation	35,713	42,282
Current regulatory liabilities	8,474	30,277
Other	37,235	23,813
Total current liabilities	277,840	279,650
Deferred Credits:
Deferred income taxes	1,052,512	1,001,877
Regulatory liabilities	369,729	355,362
Pension and other postretirement benefits	416,272	423,409
Other	50,920	63,127
Total deferred credits	1,889,433	1,843,775

Commitments and Contingencies

Total	$5,503,818	$5,215,711

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
	2013	2012
	(thousands of dollars)
Operating Activities:
Net income	$149,331	$150,125
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99,035	95,451
Deferred income taxes and investment tax credits	44,772	44,410
Changes in regulatory assets and liabilities	(20,765)	(24,618)
Pension and postretirement benefit plan expense	21,988	28,689
Contributions to pension and postretirement benefit plans	(32,535)	(47,466)
Earnings of unconsolidated equity-method investments	(7,358)	(6,933)
Distributions from unconsolidated equity-method investments	12,543	11,750
Allowance for equity funds used during construction	(10,876)	(18,989)
Other non-cash adjustments to net income, net	457	(510)
Change in:
Accounts receivable	(40,465)	(16,018)
Accounts payable	(4,372)	(1,208)
Taxes accrued/receivable	21,769	(5,170)
Other current assets	4,744	(11,547)
Other current liabilities	5,185	(6,502)
Other assets	(1,253)	(7,203)
Other liabilities	(8,509)	(7,836)
Net cash provided by operating activities	233,691	176,425
Investing Activities:
Additions to utility plant	(165,550)	(187,751)
Proceeds from the sale of emission allowances and RECs	498	2,706
Other	3,371	(124)
Net cash used in investing activities	(161,681)	(185,169)
Financing Activities:
Issuance of long-term debt	150,000	150,000
Retirement of long-term debt	(1,064)	(101,064)
Dividends on common stock	(57,313)	(49,671)
Capital contribution from parent	—	7,500
Other	(2,112)	(3,733)
Net cash provided by financing activities	89,511	3,032
Net increase (decrease) in cash and cash equivalents	161,521	(5,712)
Cash and cash equivalents at beginning of the period	17,251	19,316
Cash and cash equivalents at end of the period	$178,772	$13,604
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$8,760	$1,224
Interest (net of amount capitalized)	$54,619	$49,833
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$22,480	$22,595

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

Financial Statements

In the opinion of management of IDACORP and Idaho Power, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly each company's consolidated financial position as of September 30, 2013, consolidated results of operations for the three and nine months ended September 30, 2013 and 2012, and consolidated cash flows for the nine months ended September 30, 2013 and 2012.  These adjustments are of a normal and recurring nature.  These financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters that would be included in full-year financial statements and should be read in conjunction with the audited consolidated financial statements included in IDACORP’s and Idaho Power’s Annual Report on Form 10-K for the year ended December 31, 2012.  The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. A change in management's estimates or assumptions could have a material impact on IDACORP's or Idaho Power's respective financial condition and results of operations during the period in which such change occurred.

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

IDACORP management identified certain operating expenses, primarily consisting of Senior Management Security Plan expense, totaling $2.1 million and $6.9 million in the three and nine months ended September 30, 2012, respectively, which had been erroneously reported as a reduction to "Other Income, net" in the previously issued IDACORP condensed consolidated statements of income rather than as a reduction to "Other" operating expenses. Accordingly, such classification has been corrected in the accompanying condensed consolidated statements of income for the three and nine months ended September 30, 2012, by including these costs within "Other" operating expenses. Such items had no effect on the previously issued condensed consolidated financial statements of Idaho Power and the previously issued condensed consolidated balance sheet, statements of cash flows, comprehensive income, or equity of IDACORP.

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

Income Tax Expense

The following table provides a summary of income tax expense for the three and nine months ended September 30 (in thousands of dollars):

	IDACORP		Idaho Power
	2013	2012	2013	2012
Three months ended September 30,
Income tax at statutory rates (federal and state)	$40,210	$37,528	$41,159	$38,107
Accounting method change	4,583	(7,845)	4,583	(7,845)
Other (1)	(13,705)	(25,773)	(10,777)	(22,398)
Income tax expense	$31,088	$3,910	$34,965	$7,864
Nine months ended September 30,
Income tax at statutory rates (federal and state)	$81,690	$68,468	$84,466	$70,749
Accounting method change	4,583	(7,845)	4,583	(7,845)
Other (1)	(28,144)	(37,811)	(22,354)	(32,086)
Income tax expense	$58,129	$22,812	$66,695	$30,818
Effective tax rate	27.8%	13.0%	30.9%	17.0%
 (1) "Other" is primarily comprised of Idaho Power's regulatory flow-through tax adjustments, which are listed in the rate reconciliation table of Note 2 to the consolidated financial statements included in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2012.

The changes in year-to-date 2013 income tax expense as compared to the same period in 2012 were primarily due to greater Idaho Power pre-tax earnings in 2013, as well as the impact of recording income tax expense for an Idaho Power income tax accounting method change in 2013 as compared to the tax benefit for a method change in 2012 (discussed below). Net regulatory flow-through tax adjustments at Idaho Power were lower for the three and nine months ended September 30, 2013 as compared to the same periods in 2012, primarily due to greater capitalized repairs deductions in 2012.

Accounting Method Changes:

On September 13, 2013, the U.S. Treasury Department and U.S. Internal Revenue Service (IRS) issued final regulations addressing the deduction or capitalization of expenditures related to tangible property. The regulations are generally effective for taxable years beginning on or after January 1, 2014.

In connection with the issuance of the regulations, Idaho Power assessed and estimated the impact of a method change associated with the electric generation property portion of the capitalized repairs method it adopted in fiscal year 2010. The change will be made pursuant to Revenue Procedure 2013-24 to bring Idaho Power’s existing method into alignment with the Revenue Procedure’s safe harbor unit-of-property definitions for electric generation property. Given Idaho Power’s intent to make this method change for generation property, in the third quarter of 2013 it recorded $4.6 million of income tax expense related to the estimated taxable income for the cumulative method change adjustment for years prior to 2013. Following the automatic consent procedures provided for in the Revenue Procedure, Idaho Power will be permitted to adopt this method in either its 2013 or 2014 tax years with the filing of IDACORP’s consolidated federal income tax return. The method change will be subject to IRS review as part of IDACORP’s Compliance Assurance Process (CAP) examination.

In the third quarter of 2012, Idaho Power completed an income tax accounting method change for its 2011 tax year associated with the electric transmission and distribution property portion (as opposed to the generation property portion described above) of the capitalized repairs method it adopted in fiscal year 2010. As a result of the change, in 2012 Idaho Power recorded a $7.8 million tax benefit related to the filed deduction for the cumulative method change adjustment for years prior to 2011. The change was made pursuant to Revenue Procedure 2011-43 to bring Idaho Power’s existing method into alignment with the Revenue Procedure’s safe harbor unit-of-property definitions for electric transmission and distribution property. Following the automatic consent procedures provided for in the Revenue Procedure, Idaho Power adopted this method with the filing of IDACORP’s 2011 consolidated federal income tax return. The IRS approved the method change prior to the filing of the return as part of IDACORP’s 2011 CAP examination. The final tangible property regulations discussed above are not expected to materially impact this tax accounting method.

Idaho Power’s prescribed regulatory accounting treatment requires immediate income recognition for temporary tax differences of this type.  A net regulatory asset is established to reflect Idaho Power’s ability to recover the net increased income tax expense when such temporary differences reverse. Idaho Power’s 2013 capitalized repairs deduction estimate incorporates the provisions of both method changes.

3.  REGULATORY MATTERS

Recent and Pending Regulatory Matters

Included below is a summary of recently concluded or pending regulatory matters and proceedings, including notable proceedings that had an impact on the comparability of rates and revenues during the first nine months of 2013 compared to the first nine months of 2012, and that may continue to have an impact on future results.

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

As of September 30, 2013, Idaho Power had recorded a $6.2 million provision for sharing of 2013 revenues with customers pursuant to the terms of the December 2011 settlement stipulation, based on its estimate of full-year 2013 Idaho ROE in excess of 10.0 percent.

Idaho PCA Mechanism Filings

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

On November 1, 2013, Idaho Power filed an application with the IPUC requesting approval of new normalized or "base level" power supply expense, which if approved would reflect in base rates approximately $106 million of such expenses, effective June 1, 2014. This would remove the Idaho-jurisdictional portion of those expenses from collection via the Idaho PCA mechanism and instead result in Idaho Power collecting that portion in base rates.

Annual Idaho Fixed Cost Adjustment Filing

The fixed cost adjustment (FCA) is designed to remove Idaho Power’s disincentive to invest in energy efficiency programs by separating (or decoupling) the recovery of fixed costs from the variable kilowatt-hour charge and linking it instead to a set amount per customer.  The FCA is adjusted each year to collect, or refund, the difference between the authorized fixed-cost recovery amount and the actual fixed costs recovered by Idaho Power during the previous year. On May 22, 2013, the IPUC approved Idaho Power's March 15, 2013 application requesting a decrease in FCA rates from $10.3 million to $8.9 million, effective for the period from June 1, 2013 to May 31, 2014.

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

Filing for Certificate of Public Convenience and Necessity for Jim Bridger Plant Upgrades

On June 28, 2013, Idaho Power filed an application with the IPUC requesting that the IPUC issue a Certificate of Public Convenience and Necessity (CPCN) related to selective catalytic reduction (SCR) investments planned for Jim Bridger coal-fired plant units 3 and 4. Idaho Power's CPCN application requests that the IPUC provide Idaho Power with authorization and a binding commitment to provide rate base treatment for Idaho Power's share of the SCR investment in the amount of approximately $130 million (including AFUDC). Filing of the CPCN is intended to allow the IPUC to review the prudence of the investment in SCR prior to Idaho Power's incurring the bulk of the associated costs. A determination and order from the IPUC is pending.

4.  LONG-TERM DEBT

On April 8, 2013, Idaho Power issued $75 million in principal amount of 2.50% first mortgage bonds, Series I, maturing on April 1, 2023, and $75 million in principal amount of 4.00% first mortgage bonds, Series I, maturing on April 1, 2043. On October 1, 2013, Idaho Power used a portion of the net proceeds of the April 2013 sale of first mortgage bonds to satisfy its obligations upon maturity of $70 million in principal amount of 4.25% first mortgage bonds. Issuance of the Series I notes in April 2013, combined with the issuance of $200 million in principal amount of Series I notes in August 2010 and $150 million in principal amount of Series I notes in April 2012, utilized in full the available amount under a registration statement Idaho Power filed with the U.S. Securities and Exchange Commission (SEC) in May 2010 and under a selling agency agreement executed with ten banks in June 2010.

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

In anticipation of the issuances of the notes described above and the expiration of the prior registration statement, on May 22, 2013, IDACORP and Idaho Power filed a joint shelf registration statement with the SEC, which became effective upon filing, for the offer and sale of, in the case of IDACORP, an unspecified amount of shares of common stock and unspecified principal amount of debt securities, and in the case of Idaho Power, an unspecified principal amount of its first mortgage bonds and debt securities. On July 12, 2013, Idaho Power entered into a Selling Agency Agreement with eight banks named in the agreement in connection with the potential issuance and sale from time to time of up to $500 million aggregate principal amount of first mortgage bonds, secured medium term notes, Series J (Series J Notes), under Idaho Power’s Indenture of Mortgage and Deed of Trust, dated as of October 1, 1937, as amended and supplemented (Indenture). Also on July 12, 2013, Idaho Power entered into the Forty-seventh Supplemental Indenture, dated as of July 1, 2013, to the Indenture. The Forty-seventh Supplemental Indenture provides for, among other items, the issuance of up to $500 million in aggregate principal amount of Series J Notes pursuant to the Indenture. As of September 30, 2013, Idaho Power had not sold any first mortgage bonds, including Series J Notes, or debt securities under the Selling Agency Agreement.

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

The IDACORP and Idaho Power credit facilities have similar terms and conditions. The interest rates for any borrowings under the facilities are based on either (1) a floating rate that is equal to the highest of the prime rate, federal funds rate plus 0.5 percent, or LIBOR rate plus 1.0 percent, or (2) the LIBOR rate, plus, in each case, an applicable margin. The margin is based on IDACORP's or Idaho Power's, as applicable, senior unsecured long-term indebtedness credit rating by Moody's Investors Service, Inc., Standard and Poor's Ratings Services, and Fitch Rating Services, Inc., as set forth on a schedule to the credit agreements. Under their respective credit facilities, the companies pay a facility fee on the commitment based on the respective company's credit rating for senior unsecured long-term debt securities. While the credit facilities provide for an original termination date of October 26, 2016, the credit agreements grant IDACORP and Idaho Power the right to request up to two one-year extensions, in each case subject to certain conditions. In October 2012, IDACORP and Idaho Power executed First Extension Agreements with each of the lenders, extending the termination dates under both credit facilities to October 26, 2017. In October 2013, IDACORP and Idaho Power executed Second Extension Agreements with each of the lenders, extending the termination dates under both credit facilities to October 26, 2018. No other terms of the credit facilities, including the amount of permitted borrowings under the credit agreements, were affected by the extensions.

At September 30, 2013, no loans were outstanding under either IDACORP's or Idaho Power's facilities.  At September 30, 2013, Idaho Power had regulatory authority to incur up to $450 million in principal amount of short-term indebtedness at any one time outstanding. Balances (in thousands of dollars) and interest rates of IDACORP’s and Idaho Power's short-term borrowings were as follows at September 30, 2013 and December 31, 2012:

	September 30, 2013			December 31, 2012
	Idaho Power	IDACORP	Total	Idaho Power	IDACORP	Total
Commercial paper outstanding	$—	$53,000	$53,000	$—	$69,700	$69,700
Weighted-average annual interest rate	—%	0.35%	0.35%	—%	0.50%	0.50%

6.  COMMON STOCK

IDACORP Common Stock

During the nine months ended September 30, 2013, IDACORP issued 74,977 shares of common stock pursuant to the IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan. Effective July 1, 2012, IDACORP instructed the plan administrators of the IDACORP, Inc. Dividend Reinvestment and Stock Purchase Plan and Idaho Power Company Employee Savings Plan to use market purchases of IDACORP common stock, as opposed to original issuance of common stock from IDACORP, to acquire shares of IDACORP common stock for the plans. However, IDACORP may determine at any time to resume original issuances of common stock under those plans.

IDACORP enters into sales agency agreements as a means of selling its common stock from time to time pursuant to a continuous equity program. On July 12, 2013, IDACORP entered into its current Sales Agency Agreement with BNY Mellon Capital Markets, LLC (BNYMCM). IDACORP may offer and sell up to 3 million shares of its common stock from time to time in at-the-market offerings through BNYMCM as IDACORP's agent. IDACORP has no obligation to issue any minimum number of shares under the Sales Agency Agreement. As of the date of this report, no shares of IDACORP common stock have been issued under the Sales Agency Agreement. Accordingly, 3 million shares remain available to be sold under the Sales Agency Agreement.

Restrictions on Dividends

Idaho Power’s ability to pay dividends on its common stock held by IDACORP and IDACORP’s ability to pay dividends on its common stock are limited to the extent payment of such dividends would violate the covenants in their respective credit facilities or Idaho Power’s Revised Code of Conduct.  A covenant under IDACORP’s credit facility and Idaho Power’s credit facility requires IDACORP and Idaho Power to maintain leverage ratios of consolidated indebtedness to consolidated total capitalization, as defined therein, of no more than 65 percent at the end of each fiscal quarter. At September 30, 2013, the leverage ratios for IDACORP and Idaho Power were 48 percent and 50 percent, respectively.  Based on these restrictions, IDACORP’s and Idaho Power’s dividends were limited to $920 million and $810 million, respectively, at September 30, 2013.  There are additional facility covenants, subject to exceptions, that prohibit or restrict the sale or disposition of property without consent and any agreements restricting dividend payments to the company from any material subsidiary.  At September 30, 2013, IDACORP and Idaho Power were in compliance with those covenants.

Idaho Power’s Revised Policy and Code of Conduct relating to transactions between and among Idaho Power, IDACORP, and other affiliates, which was approved by the IPUC in April 2008, provides that Idaho Power will not pay any dividends to IDACORP that will reduce Idaho Power’s common equity capital below 35 percent of its total adjusted capital without IPUC approval. At September 30, 2013, Idaho Power's common equity capital was 51 percent of its total adjusted capital. Further, Idaho Power must obtain approval of the OPUC before it could directly or indirectly loan funds or issue notes or give credit on its books to IDACORP.

Idaho Power’s articles of incorporation contain restrictions on the payment of dividends on its common stock if preferred stock dividends are in arrears.  As of the date of this report, Idaho Power has no preferred stock outstanding.

In addition to contractual restrictions on the amount and payment of dividends, the Federal Power Act prohibits the payment of dividends from "capital accounts." The term "capital account" is undefined in the Federal Power Act or its regulations, but Idaho Power does not believe the restriction would limit Idaho Power's ability to pay dividends out of current year earnings or retained earnings.

7.  EARNINGS PER SHARE

The table below presents the computation of IDACORP’s basic and diluted earnings per share for the three and nine months ended September 30, 2013 and 2012 (in thousands, except for per share amounts).

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Numerator:
Net income attributable to IDACORP, Inc.	$71,750	$92,069	$150,796	$152,299
Denominator:
Weighted-average common shares outstanding - basic	50,056	49,966	50,051	49,918
Effect of dilutive securities:
Options	2	4	2	5
Restricted stock	95	110	56	67
Weighted-average common shares outstanding - diluted	50,153	50,080	50,109	49,990
Basic earnings per share	$1.43	$1.84	$3.01	$3.05
Diluted earnings per share	$1.43	$1.84	$3.01	$3.05

8.  COMMITMENTS

Purchase Obligations

IDACORP's and Idaho Power's purchase obligations did not change materially, outside of the ordinary course of business, during the nine months ended September 30, 2013, other than the termination of four power purchase agreements due to either uncured breach by the respective counterparties or pursuant to IPUC-approved settlement arrangements between the parties. Termination of the agreements reduced Idaho Power's contractual payment obligations by approximately $322 million over the 15-year to 20-year lives of the contracts.

Guarantees

Idaho Power has agreed to guarantee a portion of the performance of reclamation activities and obligations at BCC, of which IERCo owns a one-third interest.  This guarantee, which is renewed annually, was $74 million at September 30, 2013, representing IERCo's one-third share of BCC's total reclamation obligation.  BCC has a reclamation trust fund set aside specifically for the purpose of paying these reclamation costs.  At September 30, 2013, the value of the reclamation trust fund was $64 million. During the nine months ended September 30, 2013, the reclamation trust fund distributed approximately $24 million for reclamation activity costs associated with the BCC surface mine. BCC periodically assesses the adequacy of the reclamation trust fund and its estimate of future reclamation costs.  To ensure that the reclamation trust fund maintains adequate reserves, BCC has the ability to add a per-ton surcharge to coal sales, all of which are made to the Jim Bridger plant.  Starting in 2010, BCC began applying a nominal surcharge to coal sales in order to maintain adequate reserves in the reclamation trust fund.  Because of the existence of the fund and the ability to apply a per-ton surcharge, the estimated fair value of this guarantee is minimal.

IDACORP and Idaho Power enter into financial agreements and power purchase and sale agreements that include indemnification provisions relating to various forms of claims or liabilities that may arise from the transactions contemplated by these agreements.  Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnification provisions cannot be reasonably estimated.  IDACORP and Idaho Power periodically evaluate the likelihood of incurring costs under such indemnities based on their historical experience and the evaluation of the specific indemnities.  As of September 30, 2013, management believes the likelihood is remote that IDACORP or Idaho Power would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnification obligations.  Neither IDACORP nor Idaho Power has recorded any liability on their respective condensed consolidated balance sheets with respect to these indemnification obligations.

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

Western Energy Proceedings

High prices for electricity, energy shortages, and blackouts in California and in western wholesale markets during 2000 and 2001 caused numerous purchasers of electricity in those markets to initiate proceedings seeking refunds or other forms of relief and the FERC to initiate its own investigations. Some of these proceedings remain pending before the FERC or are on appeal to the United States Court of Appeals for the Ninth Circuit. Idaho Power and IESCo (as successor to IDACORP Energy L.P.) believe that settlement releases they have obtained will restrict potential claims that might result from the disposition of pending proceedings and predict that these matters will not have a material adverse effect on IDACORP's or Idaho Power's results of operations or financial condition. However, the settlements and associated FERC orders have not fully eliminated the potential for so-called "ripple claims," which involve potential claims for refunds from an upstream seller of power based on a finding that its downstream buyer was liable for refunds as a seller of power during the relevant period. The FERC has characterized these ripple claims as "speculative." However, the FERC has refused to dismiss Idaho Power and IESCo from the proceedings in the Pacific Northwest and refused to approve a portion of a settlement that provided for waivers of all claims in those proceedings, despite only limited objections from two market participants. Idaho Power and IESCo petitioned the D.C. Circuit for review of the FERC's decision refusing to approve the waiver provision of the settlement, on the basis that the FERC failed to apply its established precedents and rules. The petition for review was transferred to the Ninth Circuit Court of Appeals in June 2013 and remains pending before that court.

Based on its evaluation of the merits of ripple claims and the inability to estimate the potential exposure should the claims ultimately have any merit, particularly in light of Idaho Power and IESCo being both purchasers and sellers in the energy market during the relevant period, Idaho Power and IESCo have no amount accrued relating to the proceedings. To the extent the availability of any ripple claims materializes, Idaho Power and IESCo will continue to vigorously defend their positions in the proceedings.

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

Idaho Power continues its participation in the SRBA in an effort to ensure that its water rights are protected and that the operation of its hydroelectric projects is not adversely impacted. While Idaho Power cannot predict the outcome, as of the date of this report Idaho Power does not anticipate any material modification of its water rights as a result of the SRBA process.

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

The table below shows the components of net periodic benefit costs for the pension, SMSP, and postretirement benefits plans for the three months ended September 30, 2013 and 2012 (in thousands of dollars).

	Pension Plan		SMSP		Postretirement Benefits
	2013	2012	2013	2012	2013	2012
Service cost	$7,839	$6,392	$544	$537	$328	$323
Interest cost	7,958	7,872	816	805	659	784
Expected return on plan assets	(9,053)	(7,934)	—	—	(582)	(559)
Amortization of transition obligation	—	—	—	—	—	510
Amortization of prior service cost	86	87	53	53	(57)	(105)
Amortization of net loss	4,280	3,529	709	382	25	96
Net periodic benefit cost	11,110	9,946	2,122	1,777	373	1,049
Adjustments due to the effects of regulation (1)	(6,274)	713	—	—	—	—
Net periodic benefit cost recognized for financial reporting (1)	$4,836	$10,659	$2,122	$1,777	$373	$1,049

 (1)  Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, income statement recognition of pension plan costs is deferred until costs are recovered through rates.  See Note 3 for information on Idaho Power’s revenue sharing mechanism approved by the IPUC, which resulted in additional Idaho pension expense of $5.8 million for the three months ended September 30, 2012.

The table below shows the components of net periodic benefit costs for the pension, SMSP, and postretirement benefits plans for the nine months ended September 30, 2013 and 2012 (in thousands of dollars).

	Pension Plan		SMSP		Postretirement Benefits
	2013	2012	2013	2012	2013	2012
Service cost	$23,517	$19,178	$1,634	$1,613	$986	$969
Interest cost	23,873	23,617	2,444	2,414	1,975	2,351
Expected return on plan assets	(26,816)	(23,801)	—	—	(1,746)	(1,676)
Amortization of transition obligation	—	—	—	—	—	1,530
Amortization of prior service cost	260	260	159	160	(172)	(316)
Amortization of net loss	12,839	10,586	2,129	1,146	74	288
Net periodic benefit cost	33,673	29,840	6,366	5,333	1,117	3,146
Adjustments due to the effects of regulation (1)	(19,168)	(9,630)	—	—	—	—
Net periodic benefit cost recognized for financial reporting (1)	$14,505	$20,210	$6,366	$5,333	$1,117	$3,146

 (1)  Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, income statement recognition of pension plan costs is deferred until costs are recovered through rates.  See Note 3 for information on Idaho Power’s revenue sharing mechanism approved by the IPUC, which resulted in additional Idaho pension expense of $5.8 million for the nine months ended September 30, 2012.

Idaho Power's minimum required contributions to the pension plan are zero in 2013. However, during the nine months ended September 30, 2013, Idaho Power made $30 million of discretionary contributions to its defined benefit pension plan. Idaho Power may continue to elect to make further discretionary contributions above the minimum funding requirements or at times earlier than the required dates.

11.  INVESTMENTS IN EQUITY SECURITIES

Investments in securities classified as available-for-sale securities are reported at fair value, using either specific identification or average cost to determine the cost for computing gains or losses.  Any unrealized gains or losses on available-for-sale securities are included in other comprehensive income. The table below summarizes investments in equity securities by IDACORP and Idaho Power as of September 30, 2013 and December 31, 2012 (in thousands of dollars).

	September 30, 2013			December 31, 2012
	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-sale securities	$10,541	$—	$33,179	$6,792	$—	$31,913

At the end of each reporting period, IDACORP and Idaho Power analyze securities in loss positions to determine whether they have experienced a decline in market value that is considered other-than-temporary.  At September 30, 2013 and at December 31, 2012, no securities were in an unrealized loss position.

There were no sales of available-for-sale securities during the nine months ended September 30, 2013 or 2012.

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

Derivative Instrument Summary

The table below presents the fair values and locations of derivative instruments not designated as hedging instruments recorded on the balance sheets and reconciles the gross amounts of derivatives recognized as assets and as liabilities to the net amounts presented in the balance sheets at September 30, 2013 and December 31, 2012 (in thousands of dollars).

		Asset Derivatives				Liability Derivatives
	Balance Sheet Location	Gross Fair Value	Amounts Offset		Net Assets	Gross Fair Value	Amounts Offset	Net Liabilities

September 30, 2013
Current:
Financial swaps	Other current assets	$2,932	$(954)		$1,978	$954	$(954)	$—
Financial swaps	Other current liabilities	408	(408)		—	1,414	(408)	1,006
Forward contracts	Other current assets	156	—		156	—	—	—
Forward contracts	Other current liabilities	—	—		—	11	—	11
Long-term:
Financial swaps	Other assets	174	—		174	—	—	—
Financial swaps	Other liabilities	—	—		—	40	—	40
Forward contracts	Other assets	126	—		126	—	—	—
Total		$3,796	$(1,362)		$2,434	$2,419	$(1,362)	$1,057
December 31, 2012
Current:
Financial swaps	Other current assets	$5,122	$(1,683)	(1)	$3,439	$978	$(978)	$—
Financial swaps	Other current liabilities	320	(320)		—	1,372	(319)	1,053
Forward contracts	Other current assets	155	(4)		151	4	(4)	—
Forward contracts	Other current liabilities	—	—		—	2	—	2
Long-term:
Financial swaps	Other assets	96	—		96	—	—	—
Forward contracts	Other assets	189	—		189	—	—	—
Total		$5,882	$(2,007)		$3,875	$2,356	$(1,301)	$1,055
 (1) Current asset derivative amounts offset include $705 thousand of collateral payable for the period ending December 31, 2012.

The table below presents the gains and losses on derivatives not designated as hedging instruments for the three and nine months ended September 30, 2013 and 2012 (in thousands of dollars).

	Location of Realized Gain/(Loss) on Derivatives Recognized in Income	Gain/(Loss) on Derivatives Recognized in Income (1)

		Three months ended September 30,		Nine months ended September 30,

		2013	2012	2013	2012
Financial swaps	Off-system sales	$(98)	$1,793	$224	$11,703
Financial swaps	Purchased power	496	(2,479)	510	(5,631)
Financial swaps	Fuel expense	(705)	(2,516)	444	(6,233)
Financial swaps	Other operations and maintenance	12	(145)	27	(166)
Forward contracts	Off-system sales	135	—	135	—
Forward contracts	Purchased power	(138)	—	(138)	—
Forward contracts	Fuel expense	52	(1,778)	131	(1,778)
(1)  Excludes unrealized gains or losses on derivatives, which are recorded on the balance sheet as regulatory assets or regulatory liabilities.

Settlement gains and losses on derivative electricity contracts are recorded on the income statement in off-system sales or purchased power depending on the forecasted position being economically hedged by the derivative contract.  Settlement gains and losses on contracts for natural gas are reflected in fuel expense.  Settlement gains and losses on diesel derivatives are recorded in other operations and maintenance expense.  See Note 13 for additional information concerning the determination of fair value for Idaho Power’s assets and liabilities from price risk management activities.

The table below presents the volumes of derivative commodity forward contracts and swaps outstanding at September 30, 2013 and 2012 (in thousands of units).

		September 30,
Commodity	Units	2013	2012
Electricity purchases	MWh	382	340
Electricity sales	MWh	1,064	1,692
Natural gas purchases	MMBtu	11,929	16,691
Natural gas sales	MMBtu	1,153	2,911
Diesel purchases	Gallons	1,113	263

Credit Risk

At September 30, 2013, Idaho Power did not have material credit risk exposure from financial instruments, including derivatives. Idaho Power monitors credit risk exposure through reviews of counterparty credit quality, corporate-wide counterparty credit exposure, and corporate-wide counterparty concentration levels.  Idaho Power manages these risks by establishing appropriate credit and concentration limits on transactions with counterparties and requiring contractual guarantees, cash deposits, or letters of credit from counterparties or their affiliates, as deemed necessary.  Idaho Power’s physical power contracts are commonly under Western Systems Power Pool agreements, physical gas contracts are usually under North American Energy Standards Board contracts, and financial transactions are usually under International Swaps and Derivatives Association, Inc. contracts. These contracts contain adequate assurance clauses requiring collateralization if a counterparty has debt that is downgraded below investment grade by at least one rating agency.

Credit-Contingent Features

Certain of Idaho Power's derivative instruments contain provisions that require Idaho Power's unsecured debt to maintain an investment grade credit rating from Moody's Investors Service and Standard & Poor's Ratings Services.  If Idaho Power's unsecured debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions.  The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position at September 30, 2013, was $2.3 million.  Idaho Power posted $0.5 million cash collateral related to this amount.  If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2013, Idaho Power would have been required to post $6.3 million of additional cash collateral to its counterparties.

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

Idaho Power’s derivatives are contracts entered into as part of its management of loads and resources.  Electricity derivatives are valued on the Intercontinental Exchange (ICE) with quoted prices in an active market.  Natural gas and diesel derivative valuations are performed using New York Mercantile Exchange (NYMEX) and ICE pricing, adjusted for location basis, which are also quoted under NYMEX and ICE pricing.  Trading securities consist of employee-directed investments held in a Rabbi Trust and are related to an executive deferred compensation plan.  Available-for-sale securities are related to the SMSP and are held in a Rabbi Trust and are actively traded money market and equity funds with quoted prices in active markets. Notes receivable are related to Ida-West and are valued based on unobservable inputs, including discounted cash flows, which are partially based on forecasted hydroelectric conditions. Long-term debt is not traded on an exchange and is valued using quoted rates for similar debt in active markets. There were no material changes in valuation techniques or inputs during the three and nine months ended September 30, 2013 or the year ended December 31, 2012.

The table below presents information about IDACORP’s and Idaho Power’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 (in thousands of dollars).  IDACORP’s and Idaho Power’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy.  There were no material transfers between levels for the periods presented.

	September 30, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivatives	$2,152	$282	$—	$2,434	$2,201	$1,674	$—	$3,875
Money market funds	9,986	—	—	9,986	100	—	—	100
Trading securities: Equity securities	1,132	—	—	1,132	2,478	—	—	2,478
Available-for-sale securities: Equity securities	33,179	—	—	33,179	31,913	—	—	31,913
Liabilities:
Derivatives	$1,046	$11	$—	$1,057	$—	$1,055	$—	$1,055

The table below presents the carrying value and estimated fair value of financial instruments that are not reported at fair value, as of September 30, 2013 and December 31, 2012, using available market information and appropriate valuation methodologies.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.  Cash and cash equivalents, deposits, customer and other receivables, notes payable, accounts payable, interest accrued, and taxes accrued are reported at their carrying value as these are a reasonable estimate of their fair value.  The estimated fair values for long-term debt are based upon quoted market prices of similar issues or the same issues in an inactive market. The estimated fair values for notes receivable are based upon discounted cash flow analysis.

	September 30, 2013		December 31, 2012
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(thousands of dollars)
IDACORP
Assets:
Notes receivable (1)	$3,097	$3,097	$3,097	$3,097
Liabilities:
Long-term debt (1)	1,686,261	1,735,245	1,537,696	1,819,213
Idaho Power
Liabilities:
Long-term debt (1)	$1,686,261	$1,735,245	$1,537,696	$1,819,213
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

	Utility Operations	All Other	Eliminations	Consolidated Total
Three months ended September 30, 2013:
Revenues	$380,304	$803	$—	$381,107
Net income attributable to IDACORP, Inc.	70,302	1,448	—	71,750
Total assets as of September 30, 2013	5,503,818	99,792	(12,492)	5,591,118
Three months ended September 30, 2012:
Revenues	$332,757	$1,262	$—	$334,019
Net income attributable to IDACORP, Inc.	89,596	2,473	—	92,069
Nine months ended September 30, 2013:
Revenues	$947,529	$2,455	$—	$949,984
Net income attributable to IDACORP, Inc.	149,331	1,465	—	150,796
Nine months ended September 30, 2012:
Revenues	$826,788	$3,074	$—	$829,862
Net income attributable to IDACORP, Inc.	150,125	2,174	—	152,299

15. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income includes net income, unrealized holding gains and losses on available-for-sale marketable securities, and amounts related to the SMSP. The table below presents changes in components of accumulated other comprehensive income (AOCI), net of tax, during the three and nine months ended September 30, 2013 and 2012 (in thousands of dollars). Items in parentheses indicate reductions to AOCI.

	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Total
Three months ended September 30, 2013:
Balance at beginning of period	$5,576	$(20,322)	$(14,746)
Other comprehensive income before reclassifications	843	—	843
Amounts reclassified out of AOCI	—	464	464
Net current-period other comprehensive income	843	464	1,307
Balance at end of period	$6,419	$(19,858)	$(13,439)
Nine months ended September 30, 2013:
Balance at beginning of period	$4,136	$(21,252)	$(17,116)
Other comprehensive income before reclassifications	2,283	—	2,283
Amounts reclassified out of AOCI	—	1,394	1,394
Net current-period other comprehensive income	2,283	1,394	3,677
Balance at end of period	$6,419	$(19,858)	$(13,439)
Three months ended September 30, 2012:
Balance at beginning of period	$3,395	$(13,661)	$(10,266)
Other comprehensive income before reclassifications	682	—	682
Amounts reclassified out of AOCI	—	265	265
Net current-period other comprehensive income	682	265	947
Balance at end of period	$4,077	$(13,396)	$(9,319)
Nine months ended September 30, 2012:
Balance at beginning of period	$2,569	$(14,191)	$(11,622)
Other comprehensive income before reclassifications	1,507	—	1,507
Amounts reclassified out of AOCI	—	796	796
Net current-period other comprehensive income	1,507	796	2,303
Balance at end of period	$4,077	$(13,396)	$(9,319)

The table below presents amounts reclassified out of components of AOCI and the income statement location of those amounts reclassified during the three and nine months ended September 30, 2013 and 2012 (in thousands of dollars). Items in parentheses indicate increases to net income.

	Amount Reclassified from AOCI
Details About AOCI	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Amortization of defined benefit pension items (1)
Prior service cost	$53	$53	$159	$160
Net loss	709	382	2,129	1,146
Total before tax	762	435	2,288	1,306
Tax benefit (2)	(298)	(170)	(894)	(511)
Net of tax	464	265	1,394	796
Total reclassification for the period	$464	$265	$1,394	$796
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
IDACORP, Inc.
Boise, Idaho

We have reviewed the accompanying condensed consolidated balance sheet of IDACORP, Inc. and subsidiaries (the “Company”) as of September 30, 2013, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2013 and 2012, and of equity and cash flows for the nine-month periods ended September 30, 2013 and 2012.  These interim financial statements are the responsibility of the Company’s management.

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
November 5, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Idaho Power Company
Boise, Idaho

We have reviewed the accompanying condensed consolidated balance sheet of Idaho Power Company and subsidiary (the “Company”) as of September 30, 2013, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2013 and 2012, and of cash flows for the nine-month periods ended September 30, 2013 and 2012.  These interim financial statements are the responsibility of the Company’s management.

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
November 5, 2013

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

IDACORP is a holding company formed in 1998 whose principal operating subsidiary is Idaho Power.  IDACORP’s common stock is listed and trades on the New York Stock Exchange under the trading symbol “IDA.” Idaho Power is an electric utility with a service territory covering approximately 24,000 square miles in southern Idaho and eastern Oregon.  Idaho Power provided electric service to approximately 506,000 general business customers as of September 30, 2013.  As a regulated utility, many of Idaho Power's fundamental business decisions are subject to the approval of governmental agencies. Idaho Power is under the retail jurisdiction (as to rates, service, accounting, and other general matters of utility operation) of the Idaho Public Utilities Commission (IPUC) and the Oregon Public Utility Commission (OPUC), which determine the rates that Idaho Power charges to its general business customers.  Also, as a public utility under the Federal Power Act, Idaho Power has authority to charge market-based rates for wholesale energy sales under its Federal Energy Regulatory Commission (FERC) tariff and to provide transmission services under its FERC open access transmission tariff (OATT).  Idaho Power uses general rate cases, cost adjustment mechanisms, and subject-specific filings to recover its costs of providing service and the costs of its energy efficiency and demand-side resources programs, and to seek to earn a return on investment.

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

EXECUTIVE OVERVIEW

Growth at IDACORP and Idaho Power

Idaho Power considers its service territory to have inherent characteristics that make it desirable for the expansion of existing businesses and for attracting new businesses and residential customers. In recent years Idaho Power has seen positive growth in its customer count and associated positive impacts on Idaho Power's revenue. As part of its planning for the future, Idaho Power actively participates in and supports state and local economic development initiatives that seek to encourage responsible and sustainable customer growth.

Another area for growth has been, and IDACORP expects will continue to be, Idaho Power's capital investments. Idaho Power's biennial Integrated Resource Plan (IRP) seeks to identify cost-effective and responsible means for Idaho Power to address customer growth. Recent infrastructure investments, such as the Langley Gulch power plant, and future anticipated infrastructure projects, including those identified in the 2013 IRP, are intended to help ensure Idaho Power continues to provide reliable service to existing customers while at the same time meeting expected future customer growth. Idaho Power has also invested significant capital in recent years to maintain and replace aging assets and to build for the future. Idaho Power expects to continue these significant levels of capital investment going forward. Idaho Power's substantial capital projects include upgrades to generation plants and ongoing system maintenance and upgrades, as well as continued progress on the Boardman-to-Hemingway and Gateway West transmission lines. Idaho Power estimates capital expenditures of $805 million to $845 million from 2013 (including costs incurred to-date in 2013) through 2015. These estimates include only permitting and siting costs for the transmission line projects.

In tandem with this, Idaho Power has achieved what it believes to be a constructive regulatory framework, through general rate cases, subject-specific rate filings, and cost recovery mechanisms that share risks and benefits with Idaho Power customers. To further complement these efforts, Idaho Power has also been focusing on optimizing its business operations; controlling operating, maintenance, and capital costs through process review and improvement initiatives; and by empowering employees to identify new means to reduce costs, increase efficiencies, and enhance individual and enterprise performance for the benefit of IDACORP's shareholders, Idaho Power's customers, and both companies' other stakeholders.

A final area of recent focus on growth has been IDACORP's dividend. In November 2011, the IDACORP Board of Directors adopted a target dividend payout ratio of between 50 and 60 percent of sustainable IDACORP earnings, and during 2012 IDACORP's quarterly dividend increased from $0.30 to $0.38 per IDACORP share. In September 2013, IDACORP's board of directors again voted to increase the quarterly dividend to $0.43 per share. Idaho Power's need and ability to construct infrastructure, the availability of timely regulatory recovery of costs associated with that construction, and IDACORP's earnings, among other factors discussed elsewhere in this report, all influence dividend decisions. A number of recent positive outcomes in those areas, such as the completion of the Langley Gulch power plant in June 2012 and inclusion of associated costs in rates, combined with the corresponding impact on IDACORP's financial performance, have been important elements that the IDACORP Board of Directors has considered in its recent dividend decisions. IDACORP anticipates the potential for further growth in the dividend as the company weighs factors governing dividend decisions and continues to work toward its target dividend payout ratio.

Brief Overview of Third Quarter 2013 Financial Results

IDACORP's earnings were $1.43 per diluted share for the quarter ended September 30, 2013, compared to $1.84 per diluted share for the same quarter in 2012. IDACORP's earnings in the third quarter of 2013 were lower than the third quarter of 2012 primarily due to increased income tax expense related to income tax method changes affecting both comparative periods. Based on Idaho Power's September 30, 2013 estimate of full-year 2013 return on year-end equity in the Idaho jurisdiction (Idaho ROE), in the third quarter of 2013 Idaho Power recorded an additional $3.4 million provision for sharing with customers pursuant to the terms of a December 2011 settlement stipulation with the IPUC. Combined with the provision for sharing with customers recorded in the second quarter of 2013, the aggregate provision for sharing at September 30, 2013 was $6.2 million. The December 2011 settlement stipulation requires sharing of earnings with Idaho customers if Idaho Power's 2013 Idaho ROE exceeds 10.0 percent. IDACORP's and Idaho Power's results, including a quantification of the respective impacts of the items noted above, are discussed in more detail below.

Overview of General Factors and Trends Affecting Results of Operations and Financial Condition

IDACORP's and Idaho Power's results of operations and financial condition are affected by regulatory, operational, weather-related, economic, and other factors, many of which are described below.

Timely Regulatory Cost Recovery:  The price that Idaho Power is authorized to charge for its electric service is a critical factor in determining IDACORP's and Idaho Power's results of operations and financial condition. Because of the significant impact of ratemaking decisions, and in furtherance of its goal of advancing a purposeful regulatory strategy, Idaho Power has focused on timely recovery of its costs through filings with the company's regulators, and on the prudent management of expenses and investments. Effective implementation of Idaho Power's regulatory strategy is particularly important in a climate of slow economic recovery that continues to put pressure on regulators to limit rate increases or otherwise take actions to mitigate the impact of rate increases on customers. The amount of regulatory filings and activity during the period from 2010 through September 2013 exceeded historical averages and was driven by Idaho Power's regulatory strategy.

In light of the regulatory orders Idaho Power has received in recent years, Idaho Power does not plan to seek rate relief through a full general rate case filing during 2013. Instead, during 2013 Idaho Power will continue its focus on optimizing business operations and processes and will monitor the need for and timing of its next general rate cases in Idaho and Oregon. If deemed appropriate, Idaho Power could file an application for a general rate change or extensions of other mechanisms in

Idaho as soon as 2014. Significant rate proceedings during 2012 and 2013 that have impacted revenues are listed below. Additional important regulatory matters are also discussed in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2012 or in "Regulatory Matters" in this MD&A or Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report.

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

(3)
The 2013 Idaho PCA rates are offset by $7.2 million of Idaho revenue-sharing related to 2012 financial results pursuant to an IPUC order issued in 2012 under regulatory settlement agreements approved in January 2010 and December 2011. The $140.4 million increase in PCA rates includes the reduction in the PCA mechanism component of the revenue sharing amount from $27.1 million for the 2012-2013 PCA to $7.2 million for the 2013-2014 PCA.

In addition to the rate changes listed in the table above, in December 2011 the IPUC approved a settlement stipulation that permits Idaho Power to amortize additional accumulated deferred investment tax credits (ADITC) to help achieve a minimum 9.5 percent Idaho ROE in 2012, 2013, and 2014, subject to prescribed limits and conditions. Based on its 2012 Idaho ROE, Idaho Power did not amortize any additional ADITC in 2012. As of the date of this report, Idaho Power also does not expect to amortize any additional ADITC in 2013. The settlement stipulation also provides for the sharing between the company and customers of Idaho-jurisdictional earnings in excess of specified levels of Idaho ROE. Based on Idaho Power's estimate of full-year 2013 Idaho ROE, in the second quarter of 2013 Idaho Power recorded a $2.8 million provision for sharing with customers pursuant to the terms of the December 2011 settlement stipulation, and in the third quarter of 2013 increased the provision for sharing to $6.2 million. The specific terms of the settlement stipulation are described in "Regulatory Matters" in this MD&A and in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report. While providing no assurance that Idaho Power will obtain a 9.5 percent Idaho ROE in any of the years, IDACORP and Idaho Power believe the ability to amortize additional ADITC under the settlement stipulation provides an element of earnings stability for 2013 and 2014.

Idaho Power actively assesses regulatory matters. On November 1, 2013, Idaho Power filed an application with the IPUC requesting approval of new normalized or “base level” power supply expense, which if approved would reflect in base rates approximately $106 million of such expenses, effective June 1, 2014.  Approval of the application would result in no net change in the amount collected through base rates and the PCA mechanism in the aggregate. Idaho Power expects, however, that approval of the application would decrease the amount of any base rate increase requested in Idaho Power's next general rate case application filed with the IPUC.

Economic Conditions and Customer/Load Growth: Idaho Power monitors a number of economic indicators, including employment rates, growth in customer numbers, and foreclosure rates and other housing-related data on a national and state scale and within Idaho Power's service territory. Economic conditions can impact consumer demand for electricity, collectability of accounts, the volume of off-system sales, and the need to construct and improve infrastructure, purchase power, and implement programs to meet customer load demands. While portions of Idaho have had difficulties reaching pre-

recession economic levels, Idaho Power has observed what it believes to be a number of improvements in economic conditions in its service territory during 2012 and into the first nine months of 2013. For example, after peaking at 10.0 percent in early 2011, the service area unemployment rate fell to 8.4 percent by the end of 2011 and to 6.2 percent by the end of 2012, and was estimated at 6.3 percent at the end of August 2013, according to Idaho Department of Labor data. A forecast update issued by Moody’s Analytics, Inc. in July 2013 shows 2012 gross area product in Idaho Power’s service area exceeded pre-recession levels. The update also forecasts gross area product growth at 2.4 percent and 3.1 percent in 2013 and 2014, respectively. The housing market in Idaho Power's service territory has improved when measured by foreclosure rates, market prices, and available supply of housing. New housing permits for Idaho Power’s residential sector through September have increased 20 percent in 2013 compared to 2012. Further, a number of businesses have recently constructed, or are in the process of constructing, sizable facilities in Idaho Power's service territory, including both office and industrial complexes, and new manufacturing facilities, particularly in the food processing industry.

Based on current economic data, Idaho Power predicts that customer growth within its service territory will continue to be positive. Recently, Idaho Power conducted an updated load forecast based on observations of current economic activity. The updated forecast predicts a 1.4 percent five-year compound annual growth rate in residential loads and a 2.1 percent five-year compound annual growth rate in residential customers.

For resource planning purposes, Idaho Power's 2013 IRP, filed with the IPUC and OPUC on June 28, 2013, included a forecasted long-term annual customer growth rate more closely aligned with the 1.1 percent growth rate it experienced in 2012, an improvement over the 0.8 percent average annual growth rate experienced the past 5 years, but less than the 2.6 percent average annual growth realized over the past 20 years. Studies that Idaho Power conducted in connection with Idaho Power's 2013 IRP, based in part on these growth forecasts, indicate that under a scenario that excludes demand response programs and power capacity from the proposed Boardman-to-Hemingway 500-kV transmission line, no peak-hour load deficit exists until 2016. This result suggests there is available near term capacity to accommodate growth from economic development or increases in customers.

Should the updated estimates of higher growth rates materialize, or were there to be a significant increase in loads due to new, unanticipated large-load customers, growth would exceed the projections included in the 2013 IRP and Idaho Power could be required to adjust its infrastructure development timing and plans accordingly.

Weather Conditions and Associated Impacts: Weather and agricultural growing conditions have a significant impact on energy sales and the seasonality of those sales. Relatively low and high temperatures result in greater energy use for heating and cooling, respectively. During the agricultural growing season, which in large part occurs during the second and third quarters, irrigation customers use electricity to operate irrigation pumps, and weather conditions can impact the timing and degree of use of those pumps. Idaho Power also has tiered rates and seasonal rates, which contribute to increased revenues during higher-load periods, most notably the third quarter of each year when overall customer demand is typically at its peak. As for weather-impacted results year-to-date, an abnormally cold winter in the first quarter of 2013 drove increased demand by retail customers for the operation of electric heating systems. During the second quarter of 2013, warm late-spring and summer temperatures drove higher-than-normal demand for electric power for the operation of air conditioning units and irrigation equipment. Third quarter 2013 sales volumes were comparable to third quarter 2012 sales volumes.

Idaho Power's hydroelectric facilities comprise nearly one-half of Idaho Power's nameplate generation capacity. However, the actual availability and volume of hydroelectric power generated depends on the amount of snow pack in the mountains upstream of Idaho Power's hydroelectric facilities, reservoir storage, springtime snow pack run-off, base flows in the Snake River, spring flows, rainfall, water leases and other water rights, and other weather and stream flow considerations. Idaho Power expects hydroelectric generation during 2013 to be in the range of 5.5 to 6.0 million megawatt-hours (MWh), based on reservoir storage levels and forecasted weather conditions as of the date of this report, compared to actual generation of 8.0 million MWh in 2012, 10.9 million MWh in 2011, and 7.3 million MWh in 2010. Median annual hydroelectric generation is 8.4 million MWh. When hydroelectric generation is reduced, Idaho Power must rely on more expensive generation sources and purchased power; however, most of the increase in power supply costs is collected from customers through its Idaho and Oregon PCA mechanisms. Conversely, in periods of greater hydroelectric generation most of the resulting decrease in power supply costs that typically occurs is returned to customers through the PCA mechanisms. Idaho Power's April 2013 request for a $140.4 million PCA rate increase for the 2013-2014 PCA collection period was largely the result of unfavorable hydroelectric conditions during the 2012-2013 PCA year and a forecast of below average hydroelectric generating conditions during the 2013-2014 PCA year.

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

Purchased power costs are impacted by the terms of contracts for purchased power, the rate of expansion of alternative energy generation sources such as wind energy, and wholesale energy market prices. Idaho Power is obligated to purchase power from some PURPA generation projects at a specified price regardless of the then-current load demand or wholesale energy market prices. This increases the likelihood that Idaho Power will at times be required to reduce output from its lower-cost hydroelectric and fossil fuel-fired generation resources and may be required to sell in the wholesale power market the power it purchases from PURPA projects at a significant loss. Integration of intermittent, non-dispatchable resources (such as wind energy) into Idaho Power's portfolio also creates a number of complex operational risks and challenges that Idaho Power is working to address, including through evaluation of the results of a recent comprehensive wind integration study. Notably, integration of these sources of power into Idaho Power's portfolio does not eliminate Idaho Power's need to construct facilities and infrastructure that provide reliable power. For instance, at the time Idaho Power reached its all-time system peak demand of 3,407 MW on July 2, 2013, wind resources on Idaho Power's system, representing roughly 675 MW of nameplate capacity, were contributing only 57 MW of power due to lack of wind. Increases in federally mandated PURPA power purchases have contributed to increases in customer rates.

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

In particular, environmental laws and regulations may, among other things, increase the cost of operating power generation plants and constructing new facilities, require that Idaho Power install additional pollution control devices at existing generating plants, or require that Idaho Power cease operating certain power generation plants. For instance, the Boardman coal-fired power plant, in which Idaho Power owns a 10-percent interest, is scheduled to cease coal-fired operations by the end of 2020, the decision for which was driven in large part by the substantial cost of environmental controls. Idaho Power expects to spend a considerable amount on environmental compliance and controls in the next decade. As legislation and regulations concerning greenhouse gas emissions develop, Idaho Power assesses, to the extent determinable, the potential impact on the costs to operate its power generation facilities, as well as the willingness of joint owners of power plants to fund any required pollution control equipment upgrades. To that end, in the first quarter of 2013 Idaho Power concluded cost studies and scenario analyses to assess the potential future investments necessary for the continued operation of the Jim Bridger and Valmy coal-fired generation facilities. Idaho Power published the results of the study in February 2013, concluding that planned investments in environmental controls at both plants are appropriate.

Other Notable Matters and Areas of Focus

Pension Plan Funding: From 2011 through September 2013 Idaho Power contributed $93 million to its defined benefit pension plan. In May 2011 the IPUC authorized Idaho Power to increase its annual recovery and amortization of deferred pension costs from $5.4 million to $17.1 million. Idaho Power has no minimum required contribution to its defined benefit pension plan in 2013; however, it has made discretionary contributions of $30 million to-date in 2013 to bring the plan to a more funded level. While the IPUC's authorization to increase the annual recovery has decreased the adverse cash flow impacts of the contributions, the magnitude of the contributions relative to the annual cost recovery can still create a lag between the timing of expenditures and their recovery.

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

Transmission Projects: Idaho Power continues to focus on expansion of its transmission system in an effort to enhance system reliability and access to wholesale markets. Its most notable transmission projects in progress are the proposed Boardman-to-Hemingway and Gateway West 500-kV transmission projects. In January 2012, Idaho Power entered into cost-sharing arrangements with third parties for the permitting phases of both projects. Construction of these projects cannot commence until all federal, state, and local regulatory requirements are met. As it relates to the Boardman-to-Hemingway project, of which Idaho Power is the project manager, the environmental requirements for, and application of environmental regulations (particularly relating to sage grouse) to, the siting process have changed significantly since commencement of the project, making identification of a suitable route for the transmission line more difficult. This has resulted in project delays and increased permitting costs. In light of the delays and siting impediments that have occurred and are expected to continue, Idaho Power estimates that the in-service date for the Boardman-to-Hemingway line would be in 2020 or beyond. The Boardman-to-Hemingway line remains Idaho Power's preferred resource alternative. Given project delays, however, Idaho Power is conducting an enhanced review of other power supply resource options as it continues progress on the Boardman-to-Hemingway line.

Summary of Third Quarter and Year-to-Date 2013 Financial Results

The following is a summary of Idaho Power's net income, net income attributable to IDACORP, and IDACORP's earnings per diluted share for the three- and nine-month periods ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Idaho Power net income	$70,302	$89,596	$149,331	$150,125
Net income attributable to IDACORP, Inc.	$71,750	$92,069	$150,796	$152,299
Average outstanding shares – diluted (000’s)	50,153	50,080	50,109	49,990
IDACORP, Inc. earnings per diluted share	$1.43	$1.84	$3.01	$3.05

The table below provides a reconciliation of net income attributable to IDACORP for the three- and nine-month periods ended September 30, 2013 to the same periods in 2012 (items are in millions and are before tax unless otherwise noted):

	Three months ended		Nine months ended
Net income attributable to IDACORP, Inc. - September 30, 2012		$92.1		$152.3
Change in Idaho Power net income:
Rate changes, net of changes in power supply costs and PCA mechanisms	$(2.6)		$26.5
Change in sales volumes attributable to usage per customer, net of associated power supply costs and PCA mechanism impacts	(0.8)		12.7
Increases in sales volumes attributable to customer growth, net of associated power supply costs and PCA mechanism impacts	2.9		7.4
Other changes in operating revenues and expenses, net	(1.1)		(2.0)
Reduction in revenue sharing costs	8.7		5.9
Increase in Idaho Power operating income	7.1		50.5
Change in allowance for funds used during construction (AFUDC)	0.1		(12.7)
Changes in other non-operating income and expenses	0.6		(2.7)
Tax method changes in 2012 and 2013	(12.4)		(12.4)
Change in regulatory flow-through tax adjustments	(11.6)		(9.8)
Increase in income tax at statutory rates	(3.1)		(13.7)
Total decrease in Idaho Power net income		(19.3)		(0.8)
Other net changes (net of tax)		(1.0)		(0.7)
Net income attributable to IDACORP, Inc. - September 30, 2013		$71.8		$150.8

Third Quarter 2013 Net Income

IDACORP's net income decreased $20.3 million for the third quarter of 2013 when compared with the same period in the prior year. Idaho Power’s operating income increased by $7.1 million as less revenue sharing occurred in the third quarter of 2013 as compared to the same period in 2012. Growth in the number of customers, and associated increased sales volumes, increased operating income by $2.9 million for the quarter compared to the third quarter of 2012. While the PCA rate increase and higher rates due to inclusion of Langley Gulch in Oregon rates positively impacted revenue for the third quarter of 2013 compared to the same period in 2012, the increased revenues were more than offset by higher power supply costs and by PCA amortization expense.

The $7.1 million increase in Idaho Power's operating income was offset by higher income tax expense, primarily driven by an income tax method change that lowered income tax expense in the third quarter of 2012 compared to an income tax method change that increased income tax expense in the same period in 2013. Tax flow-through adjustments also lowered income tax expense in the third quarter of 2012, while similar flow-through adjustments increased income tax expense in 2013, resulting in a net increase to income tax expense for the third quarter of 2013 compared to the same period in 2012. Income tax expense was also higher in the third quarter of 2013 as higher Idaho Power pre-tax income resulted in additional income tax expense.

Year-to-Date Net Income

IDACORP's net income decreased $1.5 million for the nine months ended September 30, 2013, when compared with the same period in the prior year. Idaho Power's operating income increased by $50.5 million over the comparative period. Higher rates implemented during 2012, primarily related to the Langley Gulch power plant, increased operating income for the first nine months of 2013 by $26.5 million compared to the same period in 2012. The rate impact on net income was partially offset by decreased AFUDC and increased depreciation expense, both associated with the inclusion of the Langley Gulch plant in base rates. Higher sales volumes per customer, attributed to increased heating-related sales due to abnormally cold winter temperatures combined with higher irrigation and air conditioning sales due to warm late spring and summer temperatures and the timing of precipitation, increased operating income by $12.7 million. An increase in sales volumes due to growth in the number of customers added $7.4 million to operating income for the first nine months of 2013 compared to the same period in 2012. The change in operating income was also positively impacted by the sharing mechanism under the December 2011 regulatory settlement agreement, with a combined $5.9 million lower provision for revenue sharing recorded in the first nine months of 2013 compared to the same period in 2012. Offsetting these increases was higher income tax expense related to greater pre-tax earnings at Idaho Power in 2013 and income tax method changes affecting both comparative periods.

Effect of Income Taxes and Tax Method Changes on Results

Income tax expense related to income tax accounting method changes increased $12.4 million for the quarter and the first nine months of 2013, when compared to the same periods in the prior year. In 2012, Idaho Power recorded an income tax benefit of $7.8 million for years prior to 2011 for the cumulative tax adjustment of a method change related to its capitalized repairs deduction for transmission and distribution property. Net regulatory flow-through tax adjustments at Idaho Power were $11.6 million and $9.8 million lower for the three and nine months ended September 30, 2013, as compared to the same periods in 2012, primarily due to greater capitalized repairs deductions in 2012. By contrast, during the third quarter of 2013 Idaho Power recorded incremental income tax expense of $4.6 million as a result of a method change related to its capitalized repairs deduction for generation assets due to a change in income tax law that occurred in September 2013. This method change only impacted the cumulative tax adjustment for years prior to 2013, and Idaho Power does not expect a change to net regulatory flow-through tax adjustments for 2013 or subsequent years as a result of the 2013 method change.

Effect of Sharing on Operating Income	Three months ended September 30,			Nine months ended September 30,
	2013	2012	Change	2013	2012	Change
Additional pension expense funded through sharing	$—	$(5.8)	$5.8	$—	$(5.8)	$5.8
Provision against current revenue as a result of sharing	(3.4)	(6.3)	2.9	(6.2)	(6.3)	0.1
Total	$(3.4)	$(12.1)	$8.7	$(6.2)	$(12.1)	$5.9

During the third quarter of 2013, Idaho Power recorded $3.4 million as a provision against current revenues to be refunded to customers through a future rate reduction. This revenue sharing is related to a December 2011 Idaho regulatory settlement agreement, which requires sharing with Idaho customers of a portion of 2013 (and 2012 and 2014) Idaho-jurisdiction earnings exceeding a 10.0 percent Idaho return on year-end equity in the Idaho jurisdiction. The settlement agreement is described further in "Regulatory Matters" in this MD&A. By comparison, in the third quarter of 2012 Idaho Power recorded a total of $12.1 million related to the December 2011 settlement agreement. In accordance with the terms of the settlement agreement, of the total recorded in the third quarter of 2012, $5.8 million was recorded as additional pension expense and $6.3 million was recorded as a provision against revenues. For the 2013 year-to-date, Idaho Power has recorded a total of $6.2 million as a provision against revenues to be refunded to customers pursuant to the December 2011 settlement agreement, with no pension expense related to sharing.

Key Operating and Financial Metric Estimates for Full-Year 2013

IDACORP’s and Idaho Power’s estimates, as of the date of this report, for 2013 full year metrics are as follows:

2013 Estimates
	Current (1)	Previous (2)
Idaho Power Operating & Maintenance Expense (millions)	No Change	$335-$345
Idaho Power Additional Amortization of ADITC (millions)	No Change	$0
Idaho Power Capital Expenditures, excluding AFUDC (millions)	No Change	$230-$240
Idaho Power Hydroelectric Generation (million MWh) (3)	No Change	5.5-6.0

(1) As of November 5, 2013.
(2) As of August 1, 2013, the date of filing of IDACORP's and Idaho Power's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
(3) Based on reservoir storage levels and forecasted weather conditions as of the date of this report.

RESULTS OF OPERATIONS

This section of MD&A takes a closer look at the significant factors that affected IDACORP’s and Idaho Power’s earnings during the three and nine months ended September 30, 2013.  In this analysis, the results for the three and nine months ended September 30, 2013 are compared to the same periods in 2012. In MD&A, MWh and dollar amounts in tables, other than earnings per share, are in thousands unless otherwise indicated.

Utility Operations

The table below presents Idaho Power’s energy sales and supply (in thousands of MWh) for the three and nine months ended September 30, 2013 and 2012.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
General business sales	4,342	4,304	11,340	10,941
Off-system sales	306	109	1,008	1,656
Total energy sales	4,648	4,413	12,348	12,597
Hydroelectric generation	1,356	1,649	4,365	6,630
Coal generation	1,692	1,653	4,665	3,505
Natural gas and other generation	684	410	1,176	610
Total system generation	3,732	3,712	10,206	10,745
Purchased power	1,229	1,026	3,030	2,871
Line losses	(313)	(325)	(888)	(1,019)
Total energy supply	4,648	4,413	12,348	12,597

Sales Volume and Generation: In the third quarter and first nine months of 2013, general business sales volume increased by 38 thousand MWh and 399 thousand MWh, respectively, compared to the same periods in the prior year, mostly as a result of increased residential and industrial customer usage for the quarter and increased residential, irrigation, and commercial usage for the nine-month period. The comparative increase in residential customer usage is largely attributable to more extreme temperatures, which increased electricity demand for heating and cooling. The increase in industrial and commercial usage is largely attributed to increased economic activity in the region, and the increase in irrigation customer usage is due to agricultural growing conditions and the timing and amount of precipitation.

Off-system sales volume increased by 197 thousand MWh in the third quarter but decreased 648 thousand MWh in the nine months ended September 30, 2013. Off-system sales during the third quarter of 2012 were abnormally low due to decreased hydroelectric generation and increased system load during that period. Further, greater availability of thermal generation and mandated power purchases from cogeneration and small power production (CSPP) facilities pursuant to PURPA allowed increased off-system sales volumes during the third quarter of 2013 compared to the same period in 2012. For the nine months ended September 30, 2013, off-system sales volumes decreased compared to the same period in 2012 as decreases in output from hydroelectric resources and a relative increase in customer load decreased surplus power available for off-system sales.

Hydroelectric generation comprised 36 percent and 43 percent of Idaho Power's total system generation during the third quarter and first nine months of 2013, respectively. The 293 thousand MWh and 2.3 million MWh decrease in hydroelectric generation in the third quarter and first nine months of 2013, respectively, compared to the same periods in 2012 was primarily due to below normal water supply resulting in below normal hydroelectric generating conditions. The decrease in hydroelectric generation during the periods presented of 2013 led to an increased utilization of coal-fired and natural gas-fired generation, as well as purchased power. The commencement of operation of the Langley Gulch natural gas-fired power plant, which was placed into service in the summer of 2012, replaced in part the decreased hydroelectric generation.

On July 2, 2013, Idaho Power achieved a record load demand of 3,407 MW. At the time of record load, all of the wind turbines supplying power to Idaho Power’s system, representing more than 675 MW of capacity, were generating 57 MW. The previous record peak demand of 3,245 MW was set on July 12, 2012. The highest winter peak demand of 2,527 MW was set on December 10, 2009. During these and other similar heavy load periods, Idaho Power's system is fully committed to serve loads and meet required operating reserves. When loads exceed Idaho Power's generation capacity, Idaho Power must rely on power obtained through purchase contracts (from which power may not be available when needed if the source is intermittent power such as wind) and third-party transmission and may be required to purchase power in the wholesale energy market.

General Business Revenues:  The table below presents Idaho Power’s general business revenues and MWh sales for the three and nine months ended September 30, 2013 and 2012 and the number of customers as of September 30, 2013 and 2012.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue
Residential	$137,862	$120,786	$374,287	$316,964
Commercial	80,926	72,519	209,558	181,810
Industrial	48,165	41,690	123,234	108,804
Irrigation	89,307	80,780	153,636	131,057
Total	356,260	315,775	860,715	738,635
Provision for sharing	(3,400)	(6,300)	(6,200)	(6,300)
Deferred revenue related to HCC relicensing AFUDC (1)	(3,432)	(3,409)	(8,436)	(8,310)
Total general business revenues	$349,428	$306,066	$846,079	$724,025
Volume of Sales (MWh)
Residential	1,328	1,285	3,952	3,757
Commercial	1,049	1,044	2,984	2,911
Industrial	813	793	2,384	2,333
Irrigation	1,152	1,182	2,020	1,940
Total MWh sales	4,342	4,304	11,340	10,941
Number of customers at period end
Residential	420,240	414,640
Commercial	66,575	65,782
Industrial	116	119
Irrigation	19,397	19,071
Total customers	506,328	499,612

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

Changes in rates and changes in customer demand are the primary reasons for fluctuations in general business revenue from period to period. The table below presents the rate changes that significantly impacted revenues for the first nine months of 2013 when compared to the same period in 2012.

Description	Effective Date	Percentage Rate Increase (Decrease)	Estimated Annualized Revenue Impact (millions)
2012 Idaho PCA	6/1/2012	5.1%	$43
2012 Idaho non-AMI meter depreciation	6/1/2012	(1.3)%	(11)
2012 Idaho Langley Gulch	7/1/2012	6.8%	58
2012 Oregon Langley Gulch	10/1/2012	6.9%	3
2013 Idaho PCA	6/1/2013	15.3%	140

The primary influences on customer demand for electricity are weather and economic conditions. Extreme temperatures increase sales to customers who use electricity for cooling and heating, and moderate temperatures decrease sales. Precipitation levels and the timing of precipitation during the agricultural growing season also affect sales to customers who use electricity to operate irrigation pumps. Rates are also seasonally adjusted and based on a tiered rate structure that provides for higher rates during peak load periods. The seasonal and tiered rate structures contribute to seasonal fluctuations in revenues and earnings. For purposes of illustration, Boise, Idaho weather-related information for the three and nine months ended September 30, 2013 and 2012 is presented in the following table:

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	Normal	2013	2012	Normal
Heating degree-days (1)	91	17	121	3,565	2,865	3,320
Cooling degree-days (1)	1,082	1,074	751	1,320	1,273	934
(1)  Heating and cooling degree-days are common measures used in the utility industry to analyze the demand for electricity and indicate when a customer would use electricity for heating and air conditioning. A degree-day measures how much the average daily temperature varies from 65 degrees. Each degree of temperature above 65 degrees is counted as one cooling degree-day, and each degree of temperature below 65 degrees is counted as one heating degree-day. While Boise, Idaho weather conditions are not necessarily representative of weather conditions throughout Idaho Power's service territory, the greater Boise area has the majority of Idaho Power's customers.

General business revenue increased $43.4 million and $122.1 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. Specific factors affecting general business revenues during the periods are discussed below.

•
Rates.  Rate changes, including those shown in the table above, combined to increase general business revenue by $38.3 million in the quarter and $99.8 million in the first nine months of 2013 compared to the same periods in 2012. The revenue impact of several of the rate changes was directly offset by associated changes in operating expenses. For example, Idaho PCA amortization expense increased $23.9 million for the quarter and $24.2 million for the first nine months of 2013 compared to the same periods in 2012 due to the change in the corresponding Idaho PCA true-up rate in the current year. The PCA mechanism and its mechanics are discussed in detail below in this MD&A.

•
Customers.  Customer growth drove an increase in overall MWh sales for the third quarter and first nine months of 2013, and a $4.2 million and $10.2 million respective increase in general business revenues, when compared to the third quarter and first nine months of 2012. Total customers increased 1.3 percent during the twelve months ended September 30, 2013. The positive impact of customer growth was offset by a $1.2 million and $6.6 million decrease in revenues for the comparative quarter and first nine months, respectively, resulting from the termination during 2012 of an electric service agreement with Hoku Materials, Inc. Combined, these changes increased general business revenues by $3.0 million for the third quarter and $3.6 million for the first nine months of 2013 when compared to the same periods in 2012.

•
Usage Per Customer.  Lower usage (on a per customer basis) by irrigation and commercial customers, mostly offset by higher usage per customer by residential and industrial customers, combined to decrease general business revenue for the quarter by $0.8 million when compared to the third quarter of 2012. Higher usage per customer increased general business revenue for the first nine months of 2013 by $18.5 million compared to the same period in 2012. For the third quarter, irrigation usage per customer decreased 4.3 percent, as a result of less water available for irrigation during the period (and hence lesser irrigation equipment usage) compared to the same period in the prior year. For the first nine months of 2013, irrigation usage per customer increased 2.5 percent compared to the same period in the prior year, resulting from lower comparative precipitation and the timing of that precipitation. Residential use per customer increased 2.0 percent for the third quarter and 4.0 percent for the first nine months of 2013, due largely to more extreme summer and winter temperatures.

•
Sharing. The overall increases in general business revenue for the third quarter and first nine months of 2013 were impacted by Idaho Power's revenue sharing mechanism. This mechanism, which was in place for both 2012 and 2013, is related to a December 2011 Idaho regulatory settlement agreement that requires sharing with customers of a portion of Idaho-jurisdiction earnings exceeding a 10.0 percent Idaho ROE. The impact of the mechanism is recorded as a reduction to general business revenue. For the quarter, $3.4 million was recorded in the current year and $6.3 million was recorded in the prior year, for a net increase in general business revenue of $2.9 million in the current period. For the first nine months, $6.2 million was recorded in the current year and $6.3 million was recorded in the prior year, for a net increase of $0.1 million in the current period.

Off-System Sales:  Off-system sales consist primarily of long-term sales contracts and opportunity sales of surplus system energy.  The table below presents Idaho Power’s off-system sales for the three and nine months ended September 30, 2013 and 2012.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue	$11,169	$4,826	$31,597	$43,953
MWh sold	306	109	1,008	1,656
Revenue per MWh	$36.50	$44.28	$31.35	$26.54

For the third quarter of 2013, off-system sales revenue increased by $6.3 million, or 131 percent, compared to the same period in 2012. For the first nine months of 2013, off-system sales revenue decreased by $12.4 million, or 28 percent, compared to the same period in 2012. Off-system sales volumes increased 181 percent for the quarter as a result of an increase in thermal generation and mandatory CSPP power purchases compared to the same period in the prior year. Off-system sales volumes decreased 39 percent for the first nine months of 2013 due to decreased hydroelectric generation and increased system load. The revenue impact of the increase in volume for the third quarter was partially offset by an 18 percent decrease in average prices. The revenue impact of the decrease in volume for the first nine months was partially offset by an 18 percent increase in average prices.

Other Revenues:  The table below presents the components of other revenues for the three and nine months ended September 30, 2013 and 2012.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Transmission services and other	$13,630	$13,455	$39,574	$37,839
Energy efficiency	6,077	8,410	30,279	20,971
Total other revenues	$19,707	$21,865	$69,853	$58,810

Other revenue decreased $2.2 million for the third quarter and increased $11.0 million for the first nine months of 2013 compared to the same periods in 2012. For the third quarter, energy efficiency revenues decreased $2.3 million compared to the same period in the prior year due to less utilization of these programs. Energy efficiency revenues increased for the first nine months due to an order issued by the IPUC allowing Idaho Power to recover custom efficiency program incentive payments made between January 1, 2011 and June 1, 2013, through the energy efficiency rider. Based on the order, $14.3 million of other revenue as well as energy efficiency program expense was recognized in the second quarter of 2013. Transmission wheeling revenues increased for the first nine months when compared to the same period in the prior year, mostly related to the increased need for purchased power throughout the region during the period.

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

Purchased Power:  The table below presents Idaho Power’s purchased power expenses and volumes for the three and nine months ended September 30, 2013 and 2012.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Expense
PURPA contracts	$36,848	$35,483	$100,937	$88,842
Other purchased power (including wheeling)	33,924	22,862	60,965	47,837
Demand response incentive payments	$3,316	$13,225	$4,195	$14,347
Total purchased power expense	$74,088	$71,570	$166,097	$151,026
MWh purchased
PURPA contracts	528	497	1,680	1,489
Other purchased power	701	529	1,350	1,382
Total MWh purchased	1,229	1,026	3,030	2,871
Cost per MWh from PURPA contracts	$69.79	$71.39	$60.08	$59.67
Cost per MWh from other sources	$48.39	$43.22	$45.16	$34.61
Weighted average - all sources	$57.59	$56.87	$53.43	$47.61

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

Purchased power expense increased $2.5 million, or 4 percent, in the third quarter of 2013 and $15.1 million, or 10 percent, in the first nine months of 2013 compared to the same periods in 2012. The increases were driven by higher volumes and prices, partially offset by a reduction in demand-response program expenses. In the third quarter, Idaho Power increased purchases from non-PURPA sources, primarily due to reduced hydroelectric generation available to serve loads. Prices for wholesale power were higher because of lower availability of excess power in the region. Mandated power purchases from CSPP facilities pursuant to PURPA increased 6 percent in the quarter and 13 percent in the first nine months of 2013 due to additional PURPA wind generation facilities coming on-line in the current year. Demand-response program expenses decreased because certain peak-load reduction programs that were in place in 2012 were suspended in 2013, pursuant to authority from the IPUC, pending an evaluation of the programs. The demand response program suspension is discussed in more detail in "Regulatory Matters" below.

Substantially all PURPA power purchase costs are recovered through base rates and Idaho Power's PCA mechanisms; thus, the primary impact of the increased expense associated with PURPA power purchases is a corresponding increase in customer rates.

Fuel Expense:  The table below presents Idaho Power’s fuel expenses and generation at its thermal generating plants for the three and nine months ended September 30, 2013 and 2012.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Expense
Coal	$43,765	$41,905	$116,281	$90,041
Natural gas and other thermal	21,093	14,073	39,620	19,973
Total fuel expense	$64,858	$55,978	$155,901	$110,014
MWh generated
Coal	1,692	1,653	4,665	3,505
Natural gas and other thermal	684	410	1,176	610
Total MWh generated	2,376	2,063	5,841	4,115
Cost per MWh
Coal	$25.87	$25.35	$24.93	$25.69
Natural gas and other thermal	$30.84	$34.32	$33.69	$32.74
Weighted average, all sources	$27.30	$27.13	$26.69	$26.73

Fuel expense increased $8.9 million, or 16 percent, in the third quarter of 2013 and $45.9 million, or 42 percent, in the first nine months of 2013 compared to the same periods in 2012, due principally to the following factors:

•
Idaho Power's Langley Gulch natural gas-fired power plant came on line on June 29, 2012. Operation of the plant accounted for $4.2 million of the increase in fuel expense for the third quarter and $14.7 million for the first nine months of 2013. Idaho Power operated the plant primarily to serve peak load, to integrate intermittent resources, and for economic dispatch opportunities. During the third quarter and the first nine months of 2013, Idaho Power relied more on Langley Gulch and other gas plants to meet customer loads as a result of the decline in hydroelectric generation compared to the same periods in 2012.

•
generation from coal-fired facilities increased slightly for the third quarter of 2013 and increased 33 percent for the first nine months of 2013 compared to the same periods in 2012. During the quarter and first nine months, higher wholesale power prices and lower hydroelectric generation when compared with the same periods in the prior year increased Idaho Power's reliance on its coal-fired plants to meet customer loads.

PCA Mechanisms:  Idaho Power's power supply costs (primarily purchased power and fuel, less off-system sales) can vary significantly from year to year. Volatility of power supply costs arises from factors such as weather conditions, wholesale market prices and volumes of power purchased and sold in the wholesale markets, Idaho Power's hydroelectric generation volume, thermal generation volumes and fuel costs, generation plant availability, and retail loads. To address the volatility of power supply costs, Idaho Power has PCA mechanisms in both the Idaho and Oregon jurisdictions.  These mechanisms allow Idaho Power to recover from or refund to customers most of the fluctuations in power supply costs.  In the Idaho jurisdiction, the PCA includes a cost or benefit sharing ratio that allocates the deviations in net power supply expenses between customers (95 percent) and the company (5 percent), with the exception of PURPA power purchases, which are allocated 100 percent to customers. Because of the PCA mechanisms, the primary financial impacts of power supply cost variations is that cash is paid out but recovery from customers does not occur until a future period, or cash that is collected is refunded to customers in a future period, resulting in fluctuations in operating cash flows from year to year. The table below presents the components of the Idaho and Oregon PCA mechanisms for the three and nine months ended September 30, 2013 and 2012.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Idaho power supply cost deferral	$(24,313)	$(36,320)	$(49,414)	$(25,709)
Oregon power supply cost deferral	—	—	—	(1,523)
Amortization of prior year authorized balances	17,353	(6,551)	14,445	(9,842)
Total power cost adjustment expense	$(6,960)	$(42,871)	$(34,969)	$(37,074)

The power supply deferrals represent the portion of the power supply cost fluctuations deferred under the PCA mechanisms. When actual power supply costs are greater than the amount forecasted in PCA rates, which was the case for the first nine months of 2013 and 2012, most of the excess cost is deferred. The amortization of the prior year’s balances represents the amounts being collected or refunded in the current PCA year that were deferred or accrued in the prior PCA year (the true-up component of the PCA).

Energy Efficiency Programs: Energy efficiency expenses decreased $2.3 million for the third quarter and increased $9.3 million for the first nine months of 2013 compared to the same periods in 2012. The decrease in the quarter is due to less utilization of these programs in the current year when compared to the same period in the prior year. The increase for the first nine months was related to an order issued by the IPUC approving Idaho Power's application to recover custom efficiency program incentive payments made between January 1, 2011 and June 1, 2013 through the energy efficiency rider. Based on the order, $14.3 million of energy efficiency program expense as well as other revenue were recognized in the second quarter of 2013.

Other Operations and Maintenance (O&M) Expenses:  Other O&M expense decreased $5.5 million for the third quarter and $7.1 million for the first nine months of 2013 as compared to the same periods in 2012. The changes in other O&M expense were due to the following:

•
decreased sharing-related pension expense, which decreased $5.8 million for the quarter and the first nine months of 2013, as a result of additional pension expense recorded in 2012 related to a December 2011 regulatory settlement agreement, which requires sharing with Idaho customers of a portion of Idaho-jurisdiction earnings exceeding a 10.0 percent Idaho ROE. The settlement agreement is described further in "Regulatory Matters" in this MD&A. In accordance with the terms of the settlement agreement, $5.8 million was recorded as additional pension expense during the third quarter of 2012, while no such amount was recorded in the current year.

•
decreased hydro operating and maintenance costs, which decreased $1.4 million for the quarter and $2.0 million for the first nine months, resulting from water lease payments made in 2012 but not in 2013 due to unavailability of water subject to the leases in 2013.

Income Taxes

Income Tax Expense: IDACORP's and Idaho Power's income tax expense for the nine months ended September 30, 2013, compared to the same period in 2012, increased $35.3 million and $35.9 million, respectively. The increase in tax expense for the period is primarily a result of greater Idaho Power pre-tax earnings, as well as the recording of income tax expense in 2013 for an Idaho Power income tax accounting method change as compared to the recording of a tax benefit for a method change in 2012. For information relating to IDACORP's and Idaho Power's computation of income tax expense and estimated annual effective tax rate, see Note 2 - “Income Taxes” to the condensed consolidated financial statements included in this report.

Impact of New Tax Law: On September 13, 2013, the U.S. Treasury Department and IRS issued final regulations addressing the deduction or capitalization of expenditures related to tangible property. The regulations are generally effective for tax years beginning on or after January 1, 2014, and likely impact taxpayers in all industries. In connection with the issuance of the regulations, Idaho Power assessed and estimated the impact of a method change associated with the electric generation property portion of the capitalized repairs method it adopted in fiscal year 2010. Idaho Power intends to make this method change in either its 2013 or 2014 tax year and as such recorded a $4.6 million income tax expense in the third quarter of 2013 related to the cumulative method change adjustment that will be necessary to effectuate the change. As of September 30, 2013, IDACORP and Idaho Power do not expect that compliance with these regulations will have a material adverse impact on their financial positions, results of operations, or cash flows. Additionally, the companies do not expect this method change or the regulations to have a material adverse effect on Idaho Power’s on-going capitalized repairs tax deduction. However, given the complexity of the new regulations, as IDACORP and Idaho Power continue to evaluate the impact of the regulations the companies may be required to record additional tax impacts in future periods.

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

Idaho Power continues to make significant infrastructure investments. Idaho Power estimates that total capital expenditures will be between $805 million and $845 million over the period from 2013 (inclusive of amounts incurred in 2013) through 2015. A significant focus for 2013 has been to continue to control costs and to generate sufficient operating cash inflows to meet operating requirements, contribute to capital expenditure requirements, and pay dividends to shareholders. This will remain an area of focus in 2014.

As of November 1, 2013, IDACORP's and Idaho Power's access to debt, equity, and credit arrangements included:

•	their respective $125 million and $300 million revolving credit facilities, the termination dates for which have been extended to October 2018;

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

Following the payment at maturity of the first mortgage bonds due October 1, 2013, IDACORP and Idaho Power have no significant debt maturities until 2018. The companies believe they will be able to meet capital requirements during the remainder of 2013 and through 2014 with a combination of existing cash and operating cash flows generated by Idaho Power's utility business. IDACORP and Idaho Power would expect to meet any shortfall with existing credit facilities and address short-term liquidity through commercial paper markets. However, IDACORP and Idaho Power monitor capital markets with a view toward opportunistic debt and equity transactions where possible in light of future needs. Thus, IDACORP may make issuances of debt securities or make issuances of common stock under the existing continuous equity program, and Idaho Power may issue debt securities, during the remainder of 2013 or in 2014 if the companies believe terms available in the capital markets are favorable and that issuances would be appropriate in light of the companies' willingness to engage in opportunistic capital market transactions and the desire for prudent financial management. IDACORP and Idaho Power seek to maintain capital structures of approximately 50 percent debt and 50 percent equity, and maintaining this ratio influences IDACORP's and Idaho Power's debt and equity issuance decisions. As of September 30, 2013, IDACORP's and Idaho Power's capital structures were as follows:

	IDACORP	Idaho Power
Debt	48%	50%
Equity	52%	50%

Effective July 1, 2012, IDACORP discontinued original issuances of common stock and instructed the plan administrators to use market purchases of IDACORP common stock for purposes of acquiring IDACORP common stock for the IDACORP, Inc. Dividend Reinvestment and Stock Purchase Plan and the Idaho Power Company Employee Savings Plan. However, IDACORP may determine at any time to resume original issuances of common stock under those plans. As noted above, an important component of that determination will be IDACORP's and Idaho Power's capital structure.

Idaho Power's issuance of $150 million of Series I first mortgage bonds in April 2013, combined with the issuance of $200 million in principal amount of Series I first mortgage bonds in August 2010 and $150 million in principal amount of Series I first mortgage bonds in April 2012, utilized in full the available amount under a registration statement Idaho Power filed with the SEC in May 2010 and under a selling agency agreement executed with ten banks in June 2010. During the first half of 2013 and into July 2013, Idaho Power obtained necessary state regulatory approvals, and IDACORP and Idaho Power filed a registration statement with the SEC, executed selling agency arrangements, and took other actions necessary to re-establish programs for IDACORP's potential sale of up to 3 million shares of IDACORP common stock from time to time in at-the-market offerings and Idaho Power's sale from time to time of up to $500 million in aggregate principal amount of first mortgage bonds. These arrangements are discussed in further detail below.

Operating Cash Flows

IDACORP’s and Idaho Power’s operating cash inflows for the nine months ended September 30, 2013 were $248 million and $234 million, respectively, increases of $66 million and $57 million, respectively, compared to the same period in 2012.  With the exception of cash flows related to income taxes, IDACORP’s operating cash flows are principally derived from the operating cash flows of Idaho Power.  Significant items that affected the comparability of the companies' operating cash flows in the first nine months of 2013 relative to the same period in 2012 were as follows:

•	income before income taxes increased $34 million and $35 million for IDACORP and Idaho Power, respectively;

•
Idaho Power made $30 million of cash contributions to its defined benefit pension plan in the first nine months of 2013, compared to $44.3 million of cash contributions during the first nine months of 2012;

•
cash outflows related to income taxes decreased by $1 million and increased by $8 million for IDACORP and Idaho Power, respectively. IDACORP had net income tax payments of $0.1 million in 2013 compared with $1 million in 2012. Idaho Power’s net payments to IDACORP for income tax were $9 million for the nine months ended September 30, 2013, compared with $1 million for the same period in 2012;

•	an $8 million reduction in non-cash earnings associated with the collection of AFUDC; and

•
changes in working capital balances due primarily to timing. Fluctuations in fuel inventories increased cash flows by $12 million as fuel on hand decreased by $7 million during the first nine months of 2013, due to increased thermal plant operation, compared with a $5 million increase in fuel inventories during the same period in 2012. Increases in receivable balances reduced cash flows by $24 million, primarily as a result of increased third quarter sales in 2013 compared to 2012. Other current liabilities increased cash flows by $12 million primarily due to customer deposits returned in 2012.

Investing Cash Flows

Investing activities consist primarily of capital expenditures related to new construction and improvements to Idaho Power’s generation, transmission, and distribution facilities.  IDACORP’s and Idaho Power’s net investing cash outflows for the nine months ended September 30, 2013 were $160 million and $162 million, respectively. Investing cash outflows for 2013 and 2012 were primarily for construction of utility infrastructure needed to address Idaho Power’s aging plant and equipment and customer growth.

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

IDACORP’s and Idaho Power's financing cash inflows for the nine months ended September 30, 2013 were $73 million and $90 million, respectively.  The following are significant items that affected financing cash flows in the first nine months of 2013:

•      on April 8, 2013, Idaho Power issued $75 million in principal amount of 2.50% first mortgage bonds due 2023 and $75 million in principal amount of 4.00% first mortgage bonds due 2043;

•	IDACORP and Idaho Power paid cash dividends of approximately $57 million; and

•	IDACORP had a net reduction of commercial paper borrowings of $17 million.

On October 1, 2013, Idaho Power used a portion of the net proceeds of its April 2013 sale of first mortgage bonds to satisfy its obligations upon maturity of $70 million in principal amount of 4.25% first mortgage bonds.

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

On May 22, 2013, IDACORP and Idaho Power filed a joint shelf registration statement with the SEC, which became effective upon filing, for the offer and sale of, in the case of Idaho Power, an unspecified principal amount of its first mortgage bonds and debt securities. On July 12, 2013, Idaho Power entered into a Selling Agency Agreement with eight banks named in the agreement in connection with the potential issuance and sale from time to time of up to $500 million in aggregate principal amount of first mortgage bonds, Series J (Series J Notes), under Idaho Power’s Indenture of Mortgage and Deed of Trust, dated as of October 1, 1937, as amended and supplemented (Indenture). Also on July 12, 2013, Idaho Power entered into the Forty-seventh Supplemental Indenture, dated as of July 1, 2013, to the Indenture. The Forty-seventh Supplemental Indenture provides for, among other items, the issuance of up to $500 million in aggregate principal amount of Series J Notes pursuant to the Indenture. As of the date of this report, Idaho Power has not sold any first mortgage bonds or debt securities under the May 2013 shelf registration statement or Selling Agency Agreement and does not anticipate any issuances during the remainder of 2013.

The issuance of first mortgage bonds requires that Idaho Power meet interest coverage and security provisions set forth in the Indenture of Mortgage and Deed of Trust securing the bonds. Future issuances of first mortgage bonds are subject to satisfaction of covenants and security provisions set forth in the Indenture of Mortgage and Deed of Trust, market conditions, regulatory authorizations, and covenants contained in other financing agreements. The Indenture of Mortgage and Deed of Trust limits the amount of additional first mortgage bonds that Idaho Power may issue to the sum of (a) the principal amount of retired first mortgage bonds and (b) 60 percent of total unfunded property additions, as defined in the Indenture of Mortgage and Deed of Trust. As of September 30, 2013, Idaho Power could issue approximately $1.3 billion of additional first mortgage bonds based on retired first mortgage bonds and total unfunded property additions. However, the Indenture of Mortgage and Deed of Trust further limits the maximum amount of first mortgage bonds at any one time outstanding to $2.0 billion, and as a result the maximum amount of first mortgage bonds Idaho Power could issue as of September 30, 2013 was limited to approximately $339 million. Idaho Power may increase the $2.0 billion limit on the maximum amount of first mortgage bonds outstanding by filing a supplemental indenture with the trustee as provided in the Indenture of Mortgage and Deed of Trust.

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

Each facility contains a covenant requiring each company to maintain a leverage ratio of consolidated indebtedness to consolidated total capitalization equal to or less than 65 percent as of the end of each fiscal quarter. In determining the leverage ratio, “consolidated indebtedness” broadly includes all indebtedness of the respective borrower and its subsidiaries, including, in some instances, indebtedness evidenced by certain hybrid securities (as defined in the credit agreement). “Consolidated total capitalization” is calculated as the sum of all consolidated indebtedness, consolidated stockholders' equity of the borrower and its subsidiaries, and the aggregate value of outstanding hybrid securities. At September 30, 2013, the leverage ratios for IDACORP and Idaho Power were 48 percent and 50 percent, respectively. IDACORP's and Idaho Power's ability to utilize the credit facilities is conditioned upon their continued compliance with the leverage ratio covenants included in the credit facilities, which could limit the ability of the companies to issue first mortgage bonds and debt securities. There are additional covenants, subject to exceptions, that prohibit certain mergers, acquisitions, and investments, restrict the creation of certain liens, and prohibit entering into any agreements restricting dividend payments from any material subsidiary. At September 30, 2013, IDACORP and Idaho Power believe they were in compliance with all facility covenants. Further, IDACORP and Idaho Power do not believe they will be in violation or breach of their respective debt covenants during the remainder of 2013, but were circumstances to arise that may alter that view management would seek to take appropriate action in an effort to mitigate any such issue.

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

While the credit facilities provide for an original maturity date of October 26, 2016, the credit agreements grant IDACORP and Idaho Power the right to request up to two one-year extensions, in each case subject to certain conditions. On October 12, 2012, IDACORP and Idaho Power executed First Extension Agreements with the lenders, extending the maturity date under both credit agreements to October 26, 2017. On October 8, 2013, IDACORP and Idaho Power executed Second Extension Agreements with the lenders, extending the maturity date under both credit agreements to October 26, 2018. No other terms of the credit agreements, including the amount of permitted borrowings under the credit agreements, were affected by the extensions.

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

Commercial Paper: IDACORP and Idaho Power have commercial paper programs under which they issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time not to exceed the available capacity under their respective credit facilities, described above. IDACORP's and Idaho Power's credit facilities are available to the companies to support borrowings under their commercial paper programs. The commercial paper issuances are used to provide an additional financing source for the companies' short-term liquidity needs. The maturities of the commercial paper issuances will vary, but may not exceed 270 days from the date of issue. Individual instruments carry a fixed rate during their respective terms, although the interest rates are reflective of current market conditions, subjecting the companies to fluctuations in interest rates.

Available Short-Term Liquidity: The table below outlines available short-term borrowing liquidity as of the dates specified.

	September 30, 2013		December 31, 2012
	IDACORP (2)	Idaho Power	IDACORP (2)	Idaho Power
Revolving credit facility	$125,000	$300,000	$125,000	$300,000
Commercial paper outstanding	(53,000)	—	(69,700)	—
Identified for other use (1)	—	(24,245)	—	(24,245)
Net balance available	$72,000	$275,755	$55,300	$275,755
(1)  Port of Morrow and American Falls bonds that Idaho Power could be required to purchase prior to maturity under the optional or mandatory purchase provisions of the bonds, if the remarketing agent for the bonds is unable to sell the bonds to third parties.

(2) Holding company only.

At November 1, 2013, IDACORP had no loans outstanding under its credit facility and $54.4 million of commercial paper outstanding, and Idaho Power had no loans outstanding under its credit facility and no commercial paper outstanding. The table below presents additional information about short-term commercial paper borrowing during the three and nine months ended September 30, 2013.

	Three months ended		Nine months ended
	September 30, 2013		September 30, 2013
	IDACORP (1)	Idaho Power	IDACORP (1)	Idaho Power
Commercial paper:
Period end:
Amount outstanding	$53,000	$—	$53,000	$—
Weighted average interest rate	0.35%	—%	0.35%	—%
Daily average amount outstanding during the period	$59,557	$—	$63,758	$2,954
Weighted average interest rate during the period	0.35%	—%	0.40%	0.43%
Maximum month-end balance	$60,100	$—	$67,150	$16,600

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

Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties.  As of September 30, 2013, Idaho Power had posted $0.5 million of performance assurance collateral.  Should Idaho Power experience a reduction in its credit rating on its unsecured debt to below investment grade Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral, and counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions.  Based upon Idaho Power’s energy and fuel portfolio and market conditions as of September 30, 2013, the amount of additional collateral that could be requested upon a downgrade to below investment grade was approximately $8.3 million.  To minimize capital requirements, Idaho Power actively monitors its portfolio exposure and the potential exposure to additional requests for performance assurance collateral through sensitivity analysis.

Capital Requirements

Idaho Power's construction expenditures, excluding AFUDC, were $159.8 million during the nine months ended September 30, 2013.  The table below presents Idaho Power's estimated cash requirements for construction, excluding AFUDC, for 2013 (including amounts incurred to-date during 2013) through 2015 (in millions of dollars).

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

Jim Bridger Plant Environmental Controls and Related IPUC Filing: Idaho Power and the plant co-owners intend to install SCR equipment to reduce nitrogen oxide (NOx) emissions at the Jim Bridger power plant, in order to comply with regional haze rules. The regional haze rules provide for installation and operation of SCR on unit 3 by 2015 and unit 4 by 2016. The rules provide for an equivalent technology for NOx reductions on unit 2 by 2021 and unit 1 by 2022. Idaho Power estimates that the total cost for Idaho Power's share of the upgrades on units 3 and 4 is approximately $118 million, excluding AFUDC. While Idaho Power does not have estimates for the cost to install SCR on units 1 and 2, particularly given the technological changes that may occur prior to the installation date on those units, it is possible that the costs will be equal to, or greater than, the costs for units 3 and 4. The estimated 2013 capital expenditures for the SCR at the Jim Bridger plant units 3 and 4 of $5-10 million in the table above have decreased compared to the estimate included in IDACORP's and Idaho Power's Form 10-K for the year ended December 31, 2012, due to a delay of initiation of the project in 2013, which has resulted in reallocation to 2014 of some of the expenditures planned for 2013.

On June 28, 2013, Idaho Power filed an application with the IPUC requesting that the IPUC issue a Certificate of Public Convenience and Necessity (CPCN) related to the SCR investments planned for units 3 and 4. Idaho Power's CPCN application requests that the IPUC provide Idaho Power with authorization and a binding commitment to provide rate base treatment for Idaho Power's share of the capital investment in the SCRs in the amount of approximately $130 million (including AFUDC), with approximately $63 million authorized for cost recovery on or after January 1, 2016 and approximately $67 million authorized for cost recovery on or after January 1, 2017. Filing of the CPCN is intended to allow the IPUC to review the prudence of the investment in SCR prior to Idaho Power's incurring the bulk of the associated expenses. Idaho Power requested in its application that the IPUC issue an order by the end of November 2013. A determination from the IPUC is pending.

Boardman-to-Hemingway Line: The Boardman-to-Hemingway line, a proposed 300-mile, 500-kV transmission project between a station near Boardman, Oregon and the Hemingway station near Boise, Idaho, would provide transmission service to meet future resource needs. The Boardman-to-Hemingway line was included in the preferred resource portfolio in Idaho Power’s 2013 IRP. In January 2012, Idaho Power entered into a joint funding agreement with PacifiCorp and the Bonneville Power Administration to jointly pursue permitting of the project. The joint funding agreement provides that Idaho Power's interest in the permitting phase of the project would be approximately 21 percent, and that during future negotiations relating to construction of the transmission line Idaho Power would seek to retain that percentage interest in the completed project. Assuming both other participants fund their full share of the total cost of the permitting phase of the project, Idaho Power's estimated share of the cost of the permitting phase of the project is approximately $15 million, including AFUDC. Total cost estimates for the project are between $890 million and $940 million, including AFUDC. This cost estimate excludes the impacts of inflation and price changes of materials and labor resources that may occur following the date of the estimate. Idaho Power's share of the permitting phase of the project (excluding AFUDC) is included in the capital requirements table above. Construction costs beyond the permitting phase are not included in the table above.

The permitting phase of the Boardman-to-Hemingway project is subject to review and approval by the U.S. Bureau of Land Management (BLM) (as the lead federal agency on behalf of other federal agencies), the U.S. Forest Service, and the Oregon Department of Energy. Idaho Power currently expects the BLM to issue a draft environmental impact statement (EIS) for the project during the first half of 2014. The environmental requirements for, and application of environmental regulations (particularly relating to sage grouse) to, the siting process have changed significantly since commencement of the project, making identification of a suitable route for the transmission line more difficult. This has resulted in project delays and increased permitting costs. The completion date of the project is subject to these siting, permitting, and regulatory approval requirements, as well as in-service date requirements of the parties electing to construct the line, the terms of any resulting joint construction agreements, and other factors. In light of the delays and siting impediments that have occurred and are expected, Idaho Power is unable to accurately determine an approximate in-service date for the line but expects the in-service date would be in 2020 or beyond.

The permitting-related delays and changing environmental requirements will result in increased project costs, with the magnitude of the increase depending largely on the length of the delay and the line route ultimately approved. The regulatory outcomes associated with the siting process can also affect the ultimate feasibility and cost effectiveness of the project.
The Boardman-to-Hemingway project continues to be Idaho Power’s preferred power supply resource project. However, as a component of prudent utility planning, Idaho Power evaluates its resource needs on a regular basis, both inside and outside of the integrated resource planning process required by regulators. This planning process includes a review of projected available power supply resources and demand response programs against projected load demand. Projecting future loads with precision is difficult, and actual loads could exceed estimates, particularly if new large-load customers are added to Idaho Power’s system or if economic growth exceeds projections. If Idaho Power believes there will be power supply deficiencies prior to the Boardman-to-Hemingway project’s in-service date that cannot be cost-effectively met in other ways (such as through purchased power and use of demand response programs), in order to reliably meet loads Idaho Power would be required to pursue other power supply options in advance of the Boardman-to-Hemingway in-service date, as a supplement to the Boardman-to-Hemingway project. As development of new power supply infrastructure involves substantial lead-time, Idaho Power is currently performing an enhanced review of other power supply resource options, potentially including an additional gas-fired generation facility in Idaho Power’s resource portfolio.

Idaho Power has expended approximately $52 million on the Boardman-to-Hemingway project through September 30, 2013. Pursuant to the terms of the joint funding arrangements, approximately $26 million of that amount must be reimbursed to Idaho Power by joint permitting participants for expenses Idaho Power incurred, $20 million of which Idaho Power had received as of September 30, 2013. An additional $14 million is subject to reimbursement at a later date from the joint permitting participants, assuming their continued participation in the project, for expenses Idaho Power incurred prior to execution of the joint funding arrangements. Idaho Power plans to seek recovery of its share of project costs through the regulatory process.

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

Filing of 2013 Integrated Resource Plan and Preferred Portfolio: The IPUC and OPUC require that Idaho Power biennially prepare an IRP. The IRP seeks to forecast Idaho Power's loads and resources for a 20-year period, analyzes potential supply-side and demand-side resource options, and identifies potential near-term and long-term actions. On June 28, 2013, Idaho Power filed its 2013 IRP with the IPUC and OPUC. The 2013 IRP projects a median annual average load growth rate of 1.1 percent over the next 20 years and a median annual average peak-hour load growth rate of 1.4 percent over the 20-year period. As previously disclosed, these long-term growth assumptions include several changes relative to the growth forecasts in the 2011 IRP, including (a) changes in expectations surrounding economic conditions, (b) anticipated electricity price increases incorporating impacts of carbon legislation, (c) loss of anticipated load from the Hoku Materials, Inc. special customer contract, and (d) per the directive of the OPUC, and notwithstanding the level of historic and recent service inquiries from potential new large-load customers and Idaho Power's economic development initiatives, the elimination of load from an anticipated but unidentified large-load customer that had been included in the 2011 IRP. There is a considerable degree of uncertainty in the growth forecast used for long-term resource planning purposes, and Idaho Power's actual supply-side resource needs could change considerably from those outlined in the 2013 IRP.

The 2013 IRP also includes a preferred resource portfolio, which identifies the Boardman-to-Hemingway transmission line as the major near-term supply-side resource addition. See "Boardman-to-Hemingway Line" above for a discussion of the delayed in-service date for the project, and the potential implications of the delay, based on events occurring following Idaho Power's filing of the 2013 IRP. The 2013 IRP also identifies a number of significant plant upgrades and environmental control technology installations.

Notwithstanding the power supply portfolios included in the 2013 IRP, depending on changes in load and project timing Idaho Power may seek to accelerate, scale back, modify, or eliminate projects, or seek alternative projects, to accommodate anticipated resource needs and to help ensure its ability to provide reliable electric service and meet load and transmission capacity obligations. Scaling back or eliminating a project due to regulatory challenges or other factors influencing the feasibility of a project may result in Idaho Power pursuing one or more separate, more costly projects. For instance, if Idaho Power were unable to secure permits or joint funding commitments to develop transmission infrastructure necessary to serve loads, it may terminate those projects and, as an alternative, develop additional generation facilities within areas where Idaho Power has available transmission capacity. Termination of a project carries with it the potential for a write-off of all or a significant portion of the costs associated with the project, largely dependent on decisions of regulators as to the prudence of project expenditures.

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

Valmy Coal-Fired Plant Third-Party Announcement: In April 2013, a bill introduced in the Nevada legislature, together with associated third-party news releases, outlined a proposed plan by NV Energy, Inc. to accelerate the retirement or divestiture of its coal-fired generating facilities and the construction of natural gas and renewable generation facilities. The Nevada legislature ultimately adopted legislation relating to NV Energy's resource mix. Idaho Power and NV Energy are fifty-percent co-owners of the Valmy coal-fired power plant in Nevada. Communications surrounding the legislation suggested that NV Energy may seek to divest its ownership in its share of the Valmy plant by 2025, subject to a number of conditions. Idaho Power's consent is required prior to NV Energy taking certain actions related to the Valmy plant, including retirement of the plant. Idaho Power has been working with NV Energy on cost-effective long-term solutions for the Valmy plant.

Pension Plan Funding: From 2010 to 2012 Idaho Power contributed $123 million to its defined benefit pension plan. Although Idaho Power has no minimum required cash contribution for 2013, the company made discretionary contributions of $30 million in the first nine months of 2013. Idaho Power also expects to make additional significant cash contributions to the pension plan in future years.

Contractual Obligations

During the nine months ended September 30, 2013, IDACORP's and Idaho Power's contractual obligations, outside the ordinary course of business, did not change materially from the amounts disclosed in their Annual Report on Form 10-K for the year ended December 31, 2012, except for the following:

•
the termination of four power purchase agreements due to either uncured breach by the respective counterparties or pursuant to IPUC-approved settlement arrangements between the parties. Termination of the agreements reduced Idaho Power's contractual payment obligations by approximately $322 million over the 15-year to 20-year lives of the contracts; and

•
on April 8, 2013, Idaho Power issued $75 million in principal amount of 2.50% first mortgage bonds, Series I, maturing on April 1, 2023, and $75 million in principal amount of 4.00% first mortgage bonds, Series I, maturing on April 1, 2043.

Subsequent to the end of the third quarter, on October 4, 2013, Idaho Power entered into four wind power purchase agreements with combined estimated contractual obligations of $200 million over the 20-year lives of the agreements.

Dividends

The amount and timing of dividends paid on IDACORP’s common stock are within the discretion of IDACORP’s board of directors.  IDACORP's board of directors reviews the dividend rate periodically to determine its appropriateness in light of IDACORP’s current and long-term financial position and results of operations, capital requirements, rating agency considerations, contractual and regulatory restrictions, legislative and regulatory developments affecting the electric utility industry in general and Idaho Power in particular, competitive conditions, and any other factors the board of directors deems relevant.  The ability of IDACORP to pay dividends on its common stock is dependent upon dividends paid to it by its subsidiaries, primarily Idaho Power. IDACORP has a dividend policy that provides for a target long-term dividend payout ratio of between 50 and 60 percent of sustainable IDACORP earnings, with the flexibility to achieve that payout ratio over time and to adjust the payout ratio or to deviate from the target payout ratio from time to time based on the various factors that drive the IDACORP board of directors' dividend decisions. Notwithstanding the dividend policy adopted by the IDACORP board of directors, the dividends IDACORP pays remain in the discretion of the board of directors who, when evaluating the dividend amount, will continue to take into account the foregoing factors, among others. For additional information relating to IDACORP and Idaho Power dividends, including additional restrictions on IDACORP’s and Idaho Power’s payment of dividends, see Note 6 – “Common Stock” to the condensed consolidated financial statements included in this report.

In January 2012, IDACORP's board of directors voted to increase the quarterly dividend from $0.30 to $0.33 per share of IDACORP common stock. In September 2012, IDACORP's board of directors voted to increase the quarterly dividend to $0.38 per share of IDACORP common stock. In September 2013, IDACORP's board of directors voted to increase the quarterly dividend to $0.43 per share of IDACORP common stock.

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

Idaho Power filed general rate cases in Idaho and Oregon during 2011, as well as a single-issue rate case for the Langley Gulch power plant in Idaho and Oregon in 2012. These significant rate cases resulted in the resetting of base rates in both Idaho and Oregon during 2012. The outcomes of these and other significant proceedings are described in part in this report and further in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2012. In addition to the discussion below, which includes notable recent regulatory rate adjustments and mechanisms (including developments since the discussion of these matters in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2012), refer to Note 3 - “Regulatory Matters” to the condensed consolidated financial statements included in this report for additional information and updates relating to Idaho Power's regulatory matters and recent regulatory filings and orders, including proceedings that impact the comparability of IDACORP's and Idaho Power's financial results during the first nine months of 2013 relative to the first nine months of 2012.

Notable Rate Filings and Orders During 2013

During 2013 to-date, Idaho Power has received orders in notable pending rate matters summarized in the table below.

Description	Status	Estimated Rate Impact (1)	Notes
Power Cost Adjustment Mechanism - Idaho Filing	The IPUC issued an order on May 31, 2013 authorizing Idaho Power's requested rate increase.	$140.4 million PCA rate increase for the period from June 1, 2013 to May 31, 2014
The potential earnings impact of rate increases and decreases associated with the Idaho PCA mechanism is largely offset by associated increases and decreases in actual power supply costs and amortization of deferred power supply costs under the Idaho PCA mechanism. Idaho Power's proposal to move a portion of recovery of net power supply expenses from the Idaho PCA mechanism to base rates is also discussed below.

Fixed Cost Adjustment - Idaho Filing	The IPUC issued an order on May 22, 2013 authorizing Idaho Power's requested rate decrease.	$1.4 million decrease in the FCA for the period from June 1, 2013 to May 31, 2014
The FCA is designed to remove Idaho Power’s disincentive to invest in energy efficiency programs by separating (or decoupling) the recovery of fixed costs from the volumetric kilowatt-hour charge and linking it instead to a set amount per customer. The FCA is adjusted each year to collect, or refund, the difference between the authorized fixed-cost recovery amount and the actual fixed costs recovered by Idaho Power during the year.

Custom Efficiency Program - Idaho Order
After denying Idaho Power's application to amortize and collect a portion of the asset, the IPUC separately approved an application to recover incentive payments through the energy efficiency rider mechanism.
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

Idaho Power's 2012 Idaho ROE exceeded 10.5 percent, triggering both sharing components of the December 2011 settlement stipulation. For the full year 2012, Idaho Power recorded a $7.2 million provision against current revenues, to be refunded to customers through a future rate reduction, and an additional $14.6 million of pension expense, to benefit Idaho customers by reducing the amount of deferred pension expense that will be collected from customers in the future. The $7.2 million rate adjustment was included in the annual PCA filing Idaho Power made in April 2013 and is in effect for the period from June 1, 2013 to May 31, 2014.

Based on Idaho Power's September 30, 2013 estimate of full-year 2013 Idaho ROE, which Idaho Power anticipates will exceed 10.0 percent, Idaho Power has recorded a $6.2 million provision for sharing with customers pursuant to the terms of the settlement stipulation.

Change in Deferred Net Power Supply Costs and the Power Cost Adjustment Mechanism

Deferred power supply costs represent certain differences between Idaho Power's actual net power supply costs and the costs included in its retail rates, the latter being based on annual forecasts of power supply costs. Deferred power supply costs are recorded on the balance sheets for future recovery or refund through customer rates. The table below summarizes the change in deferred net power supply costs during the nine months ended September 30, 2013.

	Idaho	Oregon (1)	Total
Balance at December 31, 2012	$34,571	$8,331	$42,902
Current period net power supply costs deferred	49,414	—	49,414
Prior amounts returned (recovered) through rates	1,238	(1,741)	(503)
SO2 allowance and renewable energy certificate (REC) sales	(441)	(12)	(453)
Revenue sharing liability applied to PCA true-up mechanism	(7,172)	—	(7,172)
Interest and other	420	387	807
Balance at September 30, 2013	$78,030	$6,965	$84,995
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

On April 15, 2013, Idaho Power filed an application with the IPUC requesting a $140.4 million increase in Idaho PCA rates, effective for the 2013-2014 PCA collection period from June 1, 2013 to May 31, 2014. To lessen the single-year rate impact on customers of the PCA rate increase, Idaho Power's application included a proposal to defer a portion of the PCA rate increase for inclusion in the June 1, 2014 to May 31, 2015 PCA collection period. On May 31, 2013, the IPUC issued an order authorizing a $140.4 million increase in PCA rates, effective for the 2013-2014 PCA collection period. The IPUC's order did not defer any amount to the 2014-2015 PCA collection period. The significant PCA rate increase was driven by the following:

•
lower than forecast hydroelectric generation and market energy prices for excess power that Idaho Power sold during the 2012-2013 PCA year (April 1, 2012 through March 31, 2013), and increases in power supply costs associated with lower hydroelectric generation;

•	forecast lower market energy prices for excess power that Idaho Power sells;

•	decreased revenue sharing with customers compared to revenue sharing included in the prior PCA rates; and

•	forecast below-average hydroelectric generating conditions during the 2013-2014 PCA year (April 1, 2013 through March 31, 2014).

With the exception of power supply expenses incurred under PURPA and certain demand response program costs that are passed through to customers substantially in full, the PCA allows Idaho Power to pass through to customers 95 percent of the differences in actual net power supply expenses as compared to base power supply expenses, whether positive or negative. Thus, the primary financial statement impact of power supply cost deferrals is that cash is paid out but recovery of those costs from customers does not occur until a future period, impacting operating cash flows from year to year.

Idaho Power's currently approved normalized level of net power supply expenses included in Idaho jurisdictional base rates were established in 2010. Since 2010, many of the individual cost and revenue components of these "base level" net power supply expenses have changed significantly and permanently. These ongoing and permanent costs are currently being recovered through the Idaho PCA annually. The primary factors contributing to the increase in net power supply expenses were increased energy purchases pursuant to PURPA, lower surplus energy sales revenue resulting from lower energy market prices, and the elimination of anticipated offsetting revenues from the Hoku Materials, Inc. special contract. On November 1, 2013, Idaho Power filed an application with the IPUC requesting approval of new normalized or “base level” power supply expense, which if approved would reflect in base rates approximately $106 million of such expenses, effective June 1, 2014.  This would remove the Idaho-jurisdictional portion of those expenses from collection via the Idaho PCA mechanism and instead result in Idaho Power collecting that portion in base rates. Approval of the application would result in no net change in the amount collected through base rates and the PCA mechanism in the aggregate. Idaho Power expects, however, that approval of the application would decrease the amount of any base rate increase requested in Idaho Power's next general rate case application filed with the IPUC.

Authorization of Temporary Suspension of Two Demand Response Programs

Idaho Power has in place a number of demand response programs designed to reduce peak summer demand through the voluntary interruption of central air conditioners for residential customers, interruption of irrigation pumps, and reduction of commercial and industrial demand through a third-party demand response aggregator. In December 2012, Idaho Power filed an application with the IPUC requesting the temporary suspension during 2013 of two of the demand response programs. Included with the application was a discussion of the results of preliminary studies conducted in connection with Idaho Power's 2013 IRP, including a load and resource balance for the 2013 to 2032 period. After application of a number of assumptions, under a scenario that excludes demand response programs and power capacity from the proposed Boardman-to-Hemingway 500-kV transmission line, the peak-hour load and resource balance indicates no peak-hour load deficit until 2016. Under those assumptions the need for near-term peak-hour resources like demand response programs or new near-term supply-side resources does not exist.

On April 2, 2013, the IPUC issued an order approving a settlement stipulation providing for the temporary suspension of two of Idaho Power's three demand response programs during 2013 and scheduling workshops to evaluate those programs for use in 2014 and thereafter. Following several public workshops, on October 2, 2013, Idaho Power filed with the IPUC a settlement agreement executed by Idaho Power and several interested parties that provided for the reinstatement of the two suspended demand response programs in 2014 and beyond, and continuation of the third program. The settlement agreement includes several program changes that would decrease program costs through lower incentive payments and increase Idaho Power's operational flexibility. Idaho Power is awaiting a decision from the IPUC on the settlement agreement. The OPUC has opened a similar docket for potential modification of demand response programs in the Oregon jurisdiction.

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

Federal Open Access Transmission Tariff Rate

Idaho Power uses a formula rate for transmission service provided under its OATT, which allows transmission rates to be updated annually based on financial and operational data Idaho Power files with the FERC. On August 29, 2013, Idaho Power filed with the FERC and publicly posted its annual final informational filing reflecting a transmission rate of $22.80 per kW-year, to be effective for the period from October 1, 2013 to September 30, 2014. Idaho Power's filing was based on a net annual transmission revenue requirement of $118.2 million. The transmission rate in effect from October 1, 2012 to September 30, 2013 was $21.32 per kW-year based on a net annual transmission revenue requirement of $108.4 million.

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

Another significant change is the removal of the federal right of first refusal (ROFR) provision contained in tariffs or agreements with respect to transmission facilities selected in a regional transmission plan for purposes of cost allocation. Incumbent public utility transmission providers no longer have a federal ROFR to build, own, and operate large-scale regional transmission projects when they seek regional cost allocation. Idaho Power has filed its tariff revisions with the FERC for the regional and interregional portions of Order 1000 requirements. On May 17, 2013, the FERC issued an order accepting, with some modifications, Idaho Power's regional filing, subject to Idaho Power submitting additional compliance filings with the FERC, which Idaho Power made in September 2013. As of the date of this report, Idaho Power is unable to determine what impacts this order may have on its future electric transmission service costs or charges.

Renewable and Other Energy Contracts, Renewable Energy Certificates, and Emission Allowances

Sale of Renewable Energy Certificates: Pursuant to an IPUC order, Idaho Power continues to sell its near-term RECs and is returning to customers their share (shared 95 percent with customers in the Idaho jurisdiction) of those proceeds through the PCA.  Idaho Power's REC sales were $0.5 million for the nine months ended September 30, 2013 as compared with $3.6 million for the same period of 2012.

Renewable and Other Energy Contracts: Idaho Power purchases wind power from both CSPP and non-CSPP facilities, including its largest non-CSPP wind power project -- the Elkhorn Valley wind project with a 101 MW nameplate capacity. As of September 30, 2013, Idaho Power had contracts to purchase energy from on-line CSPP wind power projects with a combined nameplate rating of 577 MW.  In addition to its power purchase arrangements with wind power generators, Idaho Power has contracts for the purchase of power from other CSPP and non-CSPP renewable generation sources, such as biomass, small hydroelectric projects, and two geothermal projects. As of September 30, 2013, Idaho Power had the number and nameplate capacity of signed CSPP-related agreements with terms ranging from one to 35 years set forth in the following table.

Status	Number of CSPP Contracts	Nameplate Capacity (MW)
On-line as of September 30, 2013	102	774
Contracted and projected to come on-line by year-end 2014	1	5

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

Relicensing of Hydroelectric Projects

Costs for the relicensing of Idaho Power's hydroelectric projects are recorded in construction work in progress until new multi-year licenses are issued by the FERC, at which time the charges are transferred to electric plant in service. Relicensing costs and costs related to new licenses will be submitted to regulators for recovery through the ratemaking process. Relicensing costs of $174.7 million for the HCC, Idaho Power's largest hydroelectric complex and a major relicensing effort, were included in construction work in progress at September 30, 2013. As of the date of this report, the IPUC authorizes Idaho Power to include in its Idaho jurisdiction rates approximately $6.5 million annually ($10.7 million grossed up for income taxes) of AFUDC relating to the HCC relicensing project. Collecting these amounts now will reduce the amount collected in the future once the HCC relicensing costs are approved for recovery in base rates. Through September 30, 2013, Idaho Power had collected $36.4 million ($55.9 million grossed up for income taxes) of AFUDC related to the HCC relicensing project through customer rates.

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

Compliance with current and future environmental laws and regulations may:

•	increase the operating costs of generating plants;

•	increase the construction costs and lead time for new facilities;

•	require the modification of existing generation plants, which could result in additional costs;

•	require the curtailment or shut-down of existing generating plants; or

•	reduce the output from current generating facilities.

Current and future environmental laws and regulations will increase the cost of operating coal-fired power plants and constructing new facilities, in large part through the installation of additional pollution control devices at existing generating plants (including the SCR equipment described above), and could result in Idaho Power discontinuing the operation of one or more coal-fired plants if operation becomes uneconomical. These regulations could, in turn, affect IDACORP's and Idaho Power's results of operations and financial condition if the costs associated with these environmental requirements and plant shut-downs cannot be fully recovered in rates on a timely basis. Part I - “Business - Environmental Regulation and Costs” in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2012 includes a summary of Idaho Power's expected capital and operating expenditures for environmental matters during the period from 2013 to 2015. Given the uncertainty of future environmental regulations, Idaho Power is unable to predict its environmental-related expenditures beyond that time, though they could be substantial. As noted above in "Liquidity and Capital Resources - Capital Projects," in this MD&A, Idaho Power filed an application for a CPCN with the IPUC in June 2013 relating to an estimated $130 million of SCR equipment to be installed at the Jim Bridger plant.

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

Clean Air Act Developments

Final MATS Rule Implementation: Several regulatory programs developed under the CAA impact Idaho Power. The CAA requires the EPA to develop industry-based standards to control emissions of hazardous air pollutants (HAPs). In February 2012, the EPA issued final Mercury and Air Toxics Standards (MATS) to control emissions of mercury and other HAPs from coal- and oil-fired electric utility generating units (EGUs) under the CAA. Additionally, on March 28, 2013, the EPA issued a notice by which it finalized its MATS with regard to all pending issues except for the shutdown and startup of plants, in light of a number of requests for reconsideration that were filed by the electric utility industry. The notice revised the mercury emissions standard originally proposed in the February 2012 rule to make the mercury emission standard less stringent. The final rule took effect in April 2013. The compliance deadline for the new MATS has been established as April 2015. While the new MATS only apply to EGUs constructed in the future, and Idaho Power does not expect the new standards to impact its existing generation facilities, the new MATS would impact the nature and extent of environmental controls to be installed on new EGUs, and thus would likely increase the cost of constructing new EGUs.

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

In May 2012, the EPA proposed to partially reject Wyoming's regional haze SIP for NOx reduction at the Jim Bridger plant, instead proposing to substitute the EPA's own RH BART determination and its own Federal Implementation Plan (FIP). The EPA's primary proposal would have resulted in an acceleration of the installation of SCR additions at Jim Bridger units 1 and 2 to within five years after the FIP, or a SIP revised to be consistent with the proposed FIP, was adopted by the WDEQ. In May 2013, the EPA re-proposed the plant-specific NOx control provisions. In its re-proposal, the EPA proposed to approve Wyoming's RH SIP with regard to Wyoming's determination of the appropriate level of NOx control for units 1 and 2 at Jim Bridger, with compliance dates of December 31, 2021 for unit 2 and December 31, 2022 for unit 1. The EPA did, however, seek public comment on an alternative approach that would determine that RH BART for units 1 and 2 at the Jim Bridger power plant is SCR, and would establish corresponding NOx emissions limits for these units that would have to be achieved within five years of the EPA's final action. Separately, Idaho Power plans to install SCR equipment on Jim Bridger units 3 and 4 in 2015 and 2016.

CAA - Executive Order and Proposed Carbon Regulations: In April 2012, the EPA proposed New Source Performance Standards (NSPS) regulating CO2 emissions from new EGUs under the CAA. On June 25, 2013, President Obama issued a Presidential Memorandum entitled "Power Sector Carbon Pollution Standards," in which he directed the EPA to (a) issue a revised proposed rule for setting carbon emission standards for new EGUs, and (b) issue proposed standards, regulations, or guidelines under the CAA to address carbon pollution from modified, reconstructed, and existing power plants, to be finalized by June 2015. As required by the Presidential Memorandum, on September 20, 2013, the EPA re-proposed its NSPS rule regulating CO2 emissions from new gas- and coal-fired power plants under the CAA. The new proposal replaces the EPA's prior proposal from April 2012. The proposed rule establishes different standards for new natural gas-fired combustion turbines based on the size of the plant -- 1,000 pounds of CO2/MWh for large natural gas-fired turbines and 1,100 pounds of CO2/MWh for smaller natural gas-fired turbines. New coal-fired units would be required to meet a standard of 1,100 pounds of CO2/MWh, or a range of 1,000 to 1,050 pounds of CO2/MWh for a seven-year operating period. The proposed standard for coal-fired units is intended to take into consideration current technologies available for carbon capture and sequestration and efforts to implement that technology.

In its 2013 IRP, Idaho Power did not include any new coal-fired power plants in any of its resource portfolios for the 20-year planning period. It did, however, include future new natural gas-fired power plants in certain of its portfolios, and thus the EPA's proposed rule would impact the allowable CO2 emissions from those new facilities. While Idaho Power believes its future natural gas-fired plants would be capable of complying with the EPA's re-proposed NSPS for new power plants, the cost of constructing new natural gas-fired power plants could increase as a result of the EPA's proposed rule. Separately, Idaho Power could incur additional costs for environmental controls at its existing EGUs, depending on the standards the EPA issues for modified, reconstructed, and existing power plants.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IDACORP and Idaho Power are exposed to market risks, including changes in interest rates, changes in commodity prices, credit risk, and equity price risk.  The following discussion summarizes these risks and the financial instruments, derivative instruments, and derivative commodity instruments sensitive to changes in interest rates, commodity prices, and equity prices that were held at September 30, 2013.

Interest Rate Risk

IDACORP and Idaho Power manage interest expense and short- and long-term liquidity through a combination of fixed rate and variable rate debt.  Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly-rated financial institutions may be used to achieve the desired combination.

Variable Rate Debt:  As of September 30, 2013, IDACORP and Idaho Power each had $67.2 million and $14.2 million, respectively, in net floating rate debt. The fair market value of this debt was $67.2 million and $14.2 million, respectively. Assuming no change in financial structure, if variable interest rates were to average one percentage point higher than average rate on September 30, 2013, interest rate expense would increase and pre-tax earnings would decrease by approximately $0.7 million for IDACORP and $0.1 million for Idaho Power.

Fixed Rate Debt:  As of September 30, 2013, IDACORP and Idaho Power each had $1.6 billion in fixed rate debt, with a fair market value equal to $1.7 billion.  These instruments are fixed rate and, therefore, do not expose the companies to a loss in earnings due to changes in market interest rates.  However, the fair value of these instruments would increase by approximately $198 million for both IDACORP and Idaho Power if market interest rates were to decline by one percentage point from their September 30, 2013 levels.

Commodity Price Risk

Idaho Power's exposure to changes in commodity prices is related to its ongoing utility operations that produce electricity to meet the demand of its retail electric customers. To supplement its generation resources and balance its supply of power with the demand of its retail customers, Idaho Power participates in the wholesale marketplace. IDACORP’s and Idaho Power’s commodity price risk as of September 30, 2013 had not changed materially from that reported in Item 7A of IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2012.  Information regarding Idaho Power’s use of derivative instruments to manage commodity price risk can be found in Note 12 – “Derivative Financial Instruments” to the condensed consolidated financial statements included in this report.

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

The use of performance assurance collateral in the form of cash, letters of credit, or guarantees is common industry practice.  Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties.  As of September 30, 2013, Idaho Power had posted $0.5 million of performance assurance collateral.  Should Idaho Power experience a reduction in its credit rating on Idaho Power's unsecured debt to below investment grade Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral.  Counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions.  Based upon Idaho Power's energy and fuel portfolio and market conditions as of September 30, 2013, the amount of collateral that could be requested upon a downgrade to below investment grade was approximately $8.3 million.  To minimize capital requirements, Idaho Power actively monitors the portfolio exposure and the potential exposure to additional requests for performance assurance collateral calls through sensitivity analysis.

Idaho Power’s credit risk related to uncollectible accounts as of September 30, 2013 had not changed materially from that reported in Item 7A of IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2012.

Additional information regarding Idaho Power’s management of credit risk and credit contingent features can be found in Note 12 – “Derivative Financial Instruments” to the condensed consolidated financial statements included in this report.

Equity Price Risk

IDACORP and Idaho Power are exposed to price fluctuations in equity markets, primarily through their defined benefit pension plan assets, a mine reclamation trust fund owned by an equity-method investment of Idaho Power, and other equity security investments at Idaho Power. The equity securities held by the plan and in such accounts are diversified to achieve broad market participation and reduce the impact of any single investment, sector, or geographic region. Idaho Power has established asset allocation targets for the pension plan holdings, which are described in Note 11 - "Benefit Plans" to the notes to the consolidated financial statements included in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2012. IDACORP’s and Idaho Power’s equity price risk as of September 30, 2013 had not changed materially from that reported in Item 7A of IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

IDACORP:  The Chief Executive Officer and the Chief Financial Officer of IDACORP, based on their evaluation of IDACORP’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2013, have concluded that IDACORP’s disclosure controls and procedures are effective as of that date.

Idaho Power:  The Chief Executive Officer and the Chief Financial Officer of Idaho Power, based on their evaluation of Idaho Power’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2013, have concluded that Idaho Power’s disclosure controls and procedures are effective as of that date.

Changes in Internal Control Over Financial Reporting

Idaho Power completed the implementation of a new customer information system as a part of a U.S. Department of Energy Smart Grid Investment Grant, issued in 2010. IDACORP and Idaho Power evaluated the effect of this upgrade on internal control over financial reporting for the three months ended September 30, 2013 and determined that implementation of the new system resulted in a material change to internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The companies reviewed the new system as it was implemented and the internal controls affected by its implementation and made appropriate changes to the affected internal controls and associated documentation and procedures in conjunction with the change.

Other than described above, there have been no changes in IDACORP’s or Idaho Power’s internal control over financial reporting during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, IDACORP’s or Idaho Power’s internal control over financial reporting.

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

Issuer Purchases of Equity Securities

IDACORP did not repurchase any shares of its common stock during the quarter ended September 30, 2013.

ITEM 4.  MINE SAFETY DISCLOSURES

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 of this report, which is incorporated herein by reference.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibits for IDACORP and Idaho Power are listed in the Exhibit Index at the end of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

IDACORP, INC.
(Registrant)

Date:	November 5, 2013	By:	/s/ J. LaMont Keen
J. LaMont Keen
President and Chief Executive Officer

Date:	November 5, 2013	By:	/s/ Darrel T. Anderson
Darrel T. Anderson
Executive Vice President - Administrative
Services and Chief Financial Officer

IDAHO POWER COMPANY
(Registrant)

Date:	November 5, 2013	By:	/s/ J. LaMont Keen
J. LaMont Keen
Chief Executive Officer

Date:	November 5, 2013	By:	/s/ Darrel T. Anderson
Darrel T. Anderson
President and Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed or furnished, as applicable, with the Quarterly Report on Form 10-Q for the quarter ended September 30, 2013:

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith

4.1	Idaho Power Company Forty-seventh Supplemental Indenture, dated July 1, 2013, to Mortgage and Deed of Trust, dated as of October 1, 1937	8-K	1-3198; 1-14465	4.1	7/12/2013
10.62
Second Extension Agreement, dated October 8, 2013, to the Second Amended and Restated Credit Agreement, dated October 26, 2011, among IDACORP, Inc., various lenders, Wells Fargo Bank, National Association, as administrative agent, swingline lender, and LC issuer, JPMorgan Chase Bank, N.A., as syndication agent and LC issuer, KeyBank National Association and Union Bank, N.A., as documentation agents, and Wells Fargo Securities, LLC, J.P. Morgan Securities Inc., Keybanc Capital Markets, and Union Bank, N.A. as joint lead arrangers and joint book runners
X
10.63
Second Extension Agreement, dated October 8, 2013, to the Second Amended and Restated Credit Agreement, dated October 26, 2011, among Idaho Power Company, various lenders, Wells Fargo Bank, National Association, as administrative agent, swingline lender, and LC issuer, JPMorgan Chase Bank, N.A., as syndication agent and LC issuer, KeyBank National Association and Union Bank, N.A., as documentation agents, and Wells Fargo Securities, LLC, J.P. Morgan Securities Inc., Keybanc Capital Markets, and Union Bank, N.A. as joint lead arrangers and joint book runners

X
10.64	Amendment to the Idaho Power Company Employee Savings Plan, dated October 11, 2013					X
12.1	IDACORP, Inc. Computation of Ratio of Earnings to Fixed Charges and Supplemental Ratio of Earnings to Fixed Charges					X
12.2	Idaho Power Company Computation of Ratio of Earnings to Fixed Charges and Supplemental Ratio of Earnings to Fixed Charges					X
15.1	Letter Re: Unaudited Interim Financial Information					X
31.1	Certification of IDACORP, Inc. Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of IDACORP, Inc. Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.3	Certification of Idaho Power Company Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.4	Certification of Idaho Power Company Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of IDACORP, Inc. Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of IDACORP, Inc. Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.3	Certification of Idaho Power Company Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.4	Certification of Idaho Power Company Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
95.1	Mine Safety Disclosures	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X