Form 10-K
period 2013-12-31
IDACORP INC; IDAHO POWER CO
filed 2014-02-20
CIK 1057877, 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Idaho Power Company: Preferred Stock

Indicate by check mark whether the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.

IDACORP, Inc.	Yes	(X)	No	( )	Idaho Power Company	Yes	( )	No	(X)

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

IDACORP, Inc.	Yes	( )	No	(X)	Idaho Power Company	Yes	( )	No	(X)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes  (X)  No  (  )

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Web sites, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).

IDACORP, Inc.	Yes	(X)	No	( )	Idaho Power Company	Yes	(X)	No	( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  (X)

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies.

IDACORP, Inc.:
Large accelerated filer	(X)	Accelerated filer	( )	Non-accelerated filer	( )	Smaller reporting company	( )

Idaho Power Company:
Large accelerated filer	( )	Accelerated filer	( )	Non-accelerated filer	(X)	Smaller reporting company	( )

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act).

IDACORP, Inc.	Yes	( )	No	(X)	Idaho Power Company	Yes	( )	No	(X)

Aggregate market value of voting and non-voting common stock held by non-affiliates (June 30, 2013):

IDACORP, Inc.:	$2,373,645,258	Idaho Power Company:	None

Number of shares of common stock outstanding as of February 14, 2014:
IDACORP, Inc.:	50,220,039
Idaho Power Company:	39,150,812, all held by IDACORP, Inc.

Documents Incorporated by Reference:

Part III, Items 10 - 14	Portions of IDACORP, Inc.’s definitive proxy statement to be filed pursuant to Regulation 14A for the 2014 annual meeting of shareholders.

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

		Page

Commonly Used Terms		4
Cautionary Note Regarding Forward-Looking Statements		5

Part I

Item 1	Business	7
	Executive Officers of the Registrants	18
Item 1A	Risk Factors	19
Item 1B	Unresolved Staff Comments	27
Item 2	Properties	27
Item 3	Legal Proceedings	29
Item 4	Mine Safety Disclosures	29

Part II

Item 5	Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	29
Item 6	Selected Financial Data	31
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	32
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	75
Item 8	Financial Statements and Supplementary Data	77
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	138
Item 9A	Controls and Procedures	138
Item 9B	Other Information	142

Part III

Item 10	Directors, Executive Officers and Corporate Governance*	142
Item 11	Executive Compensation*	142
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*	142
Item 13	Certain Relationships and Related Transactions, and Director Independence*	143
Item 14	Principal Accountant Fees and Services*	143

Part IV

Item 15	Exhibits and Financial Statement Schedules	144

Signatures		155

* Except as indicated in Items 10, 12, and 14, IDACORP, Inc. information is incorporated by reference to IDACORP, Inc.'s definitive proxy statement for the 2014 annual meeting of shareholders.

COMMONLY USED TERMS

The following select abbreviations, terms, or acronyms are commonly used or found in multiple locations in this report:

ADITC	-	Accumulated Deferred Investment Tax Credits	IFS	-	IDACORP Financial Services, Inc., a subsidiary of IDACORP, Inc.
AFUDC	-	Allowance for Funds Used During Construction	IPUC	-	Idaho Public Utilities Commission
APCU	-	Annual Power Cost Update	IRP	-	Integrated Resource Plan
BACT	-	Best Available Control Technology	IRS	-	U.S. Internal Revenue Service
BCC	-	Bridger Coal Company, a joint venture of IERCo	kW	-	Kilowatt
BLM	-	U.S. Bureau of Land Management	MATS	-	Mercury and Air Toxics Standards
BPA	-	Bonneville Power Administration	MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAA	-	Clean Air Act	MW	-	Megawatt
CAMP	-	Comprehensive Aquifer Management Plan	MWh	-	Megawatt-hour
CO2	-	Carbon Dioxide	NAAQS	-	National Ambient Air Quality Standards
CWA	-	Clean Water Act	NMFS	-	National Marine Fisheries Service
EGUs	-	Electric Utility Generating Units	NOx	-	Nitrogen Oxide
EIS	-	Environmental Impact Statement	NSPS	-	New Source Performance Standards
EPA	-	U.S. Environmental Protection Agency	NSR/PSD	-	New Source Review / Prevention of Significant Deterioration
EPS	-	Earnings Per Share	O&M	-	Operations and Maintenance
ESA	-	Endangered Species Act	OATT	-	Open Access Transmission Tariff
FCA	-	Fixed Cost Adjustment	OPUC	-	Public Utility Commission of Oregon
FERC	-	Federal Energy Regulatory Commission	PCA	-	Power Cost Adjustment
FPA	-	Federal Power Act	PCAM	-	Oregon Power Cost Adjustment Mechanism
GAAP	-	Generally Accepted Accounting Principles	PURPA	-	Public Utility Regulatory Policies Act of 1978
GHG	-	Greenhouse Gas	REC	-	Renewable Energy Certificate
HAPS	-	Hazardous Air Pollutants	RPS	-	Renewable Portfolio Standard
HCC	-	Hells Canyon Complex	SEC	-	U.S. Securities and Exchange Commission
Ida-West	-	Ida-West Energy, a subsidiary of IDACORP, Inc.	SMSP	-	Security Plan for Senior Management Employees
Idaho ROE	-	Idaho-jurisdiction return on year-end equity	SO2	-	Sulfur Dioxide
IERCo	-	Idaho Energy Resources Co., a subsidiary of Idaho Power Company	USFWS	-	U.S. Fish and Wildlife Service
IESCo	-	IDACORP Energy Services Co., a subsidiary of IDACORP, Inc.	VIEs	-	Variable Interest Entities

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to the historical information contained in this report, this report contains (and oral communications made by IDACORP, Inc. and Idaho Power Company may contain) statements that relate to future events and expectations, such as statements regarding projected or future financial performance, cash flows, capital expenditures, dividends, capital structure or ratios, strategic goals, challenges, objectives, and plans for future operations. Such statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, or future events or performance, often, but not always, through the use of words or phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "may result," "may continue," or similar expressions, are not statements of historical facts and may be forward-looking. Forward-looking statements are not guarantees of future performance and involve estimates, assumptions, risks, and uncertainties. Actual results, performance, or outcomes may differ materially from the results discussed in the statements.  In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in forward-looking statements include those factors set forth in Part I, Item 1A - “Risk Factors” and Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this report, as well as in subsequent reports filed by IDACORP and Idaho Power with the Securities and Exchange Commission, and the following important factors:

•
the effect of decisions by the Idaho and Oregon public utilities commissions, the Federal Energy Regulatory Commission, and other regulators that impact Idaho Power's ability to recover costs and earn a return;

•
changes in residential, commercial, and industrial growth and demographic patterns within Idaho Power's service area, the loss or change in the business of significant customers, and the availability and use of demand-side management programs, and their associated impacts on loads and load growth;

•
the impacts of changes in economic conditions, including the potential for changes in customer demand for electricity, revenue from sales of excess power, financial soundness of counterparties and suppliers, and collections of receivables;

•
unseasonable or severe weather conditions, wildfires, drought, and other natural phenomena and natural disasters, which affect customer demand, hydroelectric generation levels, repair costs, and the availability and cost of fuel for generation plants or purchased power to serve customers;

•	advancement of technologies that reduce loads or reduce the need for Idaho Power's generation of electric power;

•
adoption of, changes in, and costs of compliance with, laws, regulations, and policies relating to the environment, natural resources, and endangered species, and the ability to recover those costs through rates;

•
the ability to obtain debt and equity financing or refinance existing debt when necessary and on favorable terms, which can be affected by factors such as credit ratings, volatility in the financial markets, interest rate fluctuations, decisions by the Idaho or Oregon public utility commissions, and the companies' past or projected financial performance;

•
reductions in credit ratings, which could adversely impact access to capital markets and would require the posting of additional collateral to counterparties pursuant to credit and contractual arrangements;

•	variable hydrological conditions and over-appropriation of surface and groundwater in the Snake River basin, which impact the amount of generation from Idaho Power's hydroelectric facilities;

•
the ability to purchase fuel and power on favorable payment terms and prices, particularly in the event of unanticipated power demands, lack of physical availability, transportation constraints, or a credit downgrade;

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

•	the ability to buy and sell power, transmission capacity, and fuel in the markets;

•
the ability to enter into financial and physical commodity hedges with creditworthy counterparties to manage price and commodity risk, and the failure of any such risk management and hedging strategies to work as intended;

•	administration of Federal Energy Regulatory Commission and other mandatory reliability, security, and other requirements for system infrastructure, which could result in penalties and increase costs;

•	disruptions or outages of Idaho Power's generation or transmission systems or of any interconnected transmission system;

•	the costs and operational challenges of integrating intermittent wind power or other renewable energy sources into Idaho Power's resource portfolio;

•
changes in actuarial assumptions, changes in interest rates, and the return on plan assets for pension and other post-retirement plans, which can affect future pension and other postretirement plan funding obligations, costs, and liabilities;

•	the ability to continue to pay dividends based on financial performance, and in light of contractual covenants and restrictions and regulatory limitations;

•
changes in tax laws or related regulations or new interpretations of applicable laws by federal, state, or local taxing jurisdictions, the availability of tax credits, and the tax rates payable by IDACORP shareholders on common stock dividends;

•
employee workforce factors, including the operational and financial costs of unionization or the attempt to unionize all or part of the companies' workforce, the impact of an aging workforce and retirements, the cost and ability to retain skilled workers, and the ability to adjust the labor cost structure when necessary;

•
failure to comply with state and federal laws, policies, and regulations, including new interpretations and enforcement initiatives by regulatory and oversight bodies, which may result in penalties and fines and increase the cost of compliance, the nature and extent of investigations and audits, and the cost of remediation;

•
the inability to obtain or cost of obtaining and complying with required governmental permits and approvals, licenses, rights-of-way, and siting for transmission and generation projects and hydroelectric facilities;

•
the cost and outcome of litigation, dispute resolution, and regulatory proceedings, and the ability to recover those costs or the costs of operational changes through insurance or rates, or from third parties;

•
the failure of information systems or the failure to secure information system data, failure to comply with privacy laws, security breaches, or the direct or indirect effect on the companies' business or operations resulting from cyber attacks, terrorist incidents or the threat of terrorist incidents, and acts of war;

•	unusual or unanticipated changes in normal business operations, including unusual maintenance or repairs, or the failure to successfully implement new technology solutions; and

•
adoption of or changes in accounting policies and principles, changes in accounting estimates, and new Securities and Exchange Commission or New York Stock Exchange requirements, or new interpretations of existing requirements.

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

PART I
ITEM 1.  BUSINESS

OVERVIEW

IDACORP, Inc. (IDACORP) is a holding company incorporated in 1998 under the laws of the state of Idaho. Its principal operating subsidiary is Idaho Power Company (Idaho Power).  IDACORP is subject to the provisions of the Public Utility Holding Company Act of 2005, which provides access to books and records to the Federal Energy Regulatory Commission (FERC) and state utility regulatory commissions and imposes record retention and reporting requirements on IDACORP.

Idaho Power was incorporated under the laws of the state of Idaho in 1989 as the successor to a Maine corporation that was organized in 1915 and began operations in 1916.  Idaho Power is an electric utility engaged in the generation, transmission, distribution, sale, and purchase of electric energy and capacity and is regulated by the FERC and the state regulatory commissions of Idaho and Oregon.  Idaho Power is the parent of Idaho Energy Resources Co. (IERCo), a joint venturer in Bridger Coal Company (BCC), which mines and supplies coal to the Jim Bridger generating plant owned in part by Idaho Power.

Idaho Power's utility operations constitute nearly all of IDACORP's current business operations and are IDACORP’s only reportable business segment.  Segment financial information is presented in Note 17 – "Segment Information" to the consolidated financial statements included in this report.  As of December 31, 2013, IDACORP had 2,023 full-time employees, 2,011 of whom were employed by Idaho Power, and 19 part-time employees, 18 of whom were employed by Idaho Power.

IDACORP’s other subsidiaries include IDACORP Financial Services, Inc. (IFS), an investor in affordable housing and other real estate investments; Ida-West Energy Company (Ida-West), an operator of small hydroelectric generation projects that satisfy the requirements of the Public Utility Regulatory Policies Act of 1978 (PURPA); and IDACORP Energy Services Co. (IESCo), the successor to IDACORP Energy L.P., a marketer of energy commodities that wound down operations in 2003.

IDACORP and Idaho Power make available free of charge on their websites their Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934 as soon as reasonably practicable after the reports are electronically filed with or furnished to the U.S. Securities and Exchange Commission (SEC).  IDACORP's website is www.idacorpinc.com and Idaho Power's website is www.idahopower.com.  The contents of these websites are not part of this Annual Report on Form 10-K.  Reports, proxy and information statements, and other information regarding IDACORP and Idaho Power may also be obtained directly from the SEC’s website, www.sec.gov, or from the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.

IDACORP’s and Idaho Power’s principal executive offices are located at 1221 W. Idaho Street, Boise, Idaho 83702, and the telephone number is (208) 388-2200.

UTILITY OPERATIONS

Idaho Power provided electric utility service to approximately 508,000 general business customers in southern Idaho and eastern Oregon as of December 31, 2013. Over 422,000 of these customers are residential. Idaho Power’s principal commercial and industrial customers are involved in food processing and refining, electronics and general manufacturing, agriculture, health care, and winter recreation.  Idaho Power holds franchises, typically in the form of right-of-way arrangements, in 71 cities in Idaho and nine cities in Oregon and holds certificates from the respective public utility regulatory authorities to serve all or a portion of 25 counties in Idaho and three counties in Oregon. Idaho Power's service area is illustrated in gray on the following page and covers approximately 24,000 square miles with an estimated population of one million.

WASHINGTON
MONTANA
Salmon
Baker
City
McCall
IDAHO
Ontario
Boise
Hailey
OREGON
Pocatello
Twin
Falls
NEVADA
UTAH

Weather, seasonal customer demand, and economic conditions all impact the amount of electricity that Idaho Power sells as well as the costs it incurs to provide that electricity. Idaho Power's utility revenues are not earned and associated expenses are not incurred evenly during the year.  Idaho Power’s retail energy sales typically peak during the summer irrigation and cooling season, with a lower peak in the winter. Extreme temperatures increase sales to customers who use electricity for cooling and heating, and moderate temperatures decrease sales.  Increased precipitation levels during the agricultural growing season reduce electricity sales to customers who use electricity to operate irrigation pumps.

Electric utilities have historically been recognized as natural monopolies and they operate in a highly regulated environment - one in which they have an obligation to provide electric service to their customers and in return receive an exclusive franchise within their service territory - with an opportunity to earn a regulated rate of return.  Idaho Power is under the jurisdiction (as to rates, service, accounting, and other general matters of utility operation) of the Idaho Public Utilities Commission (IPUC), the Public Utility Commission of Oregon (OPUC), and the Federal Energy Regulatory Commission (FERC). The IPUC and OPUC determine the rates that Idaho Power charges to its general business customers. Idaho Power is also under the regulatory jurisdiction of the IPUC, the OPUC, and the Public Service Commission of Wyoming as to the issuance of debt and equity securities. As a public utility under the Federal Power Act, Idaho Power has authority to charge market-based rates for wholesale energy sales under its FERC tariff and to provide transmission services under its open access transmission tariff (OATT). Additionally, the FERC has jurisdiction over Idaho Power's sales of transmission capacity and wholesale electricity, hydroelectric project relicensing, and system reliability, among other items.

Business Strategy

IDACORP’s business strategy emphasizes Idaho Power as IDACORP’s core business.  Idaho Power's three-part strategy can be summarized as follows:

•
Responsible Planning:  Idaho Power’s planning process is intended to ensure adequate generation and transmission resources to meet anticipated population growth and increasing electricity demand.  This planning process integrates Idaho Power’s regulatory strategy and financial planning, including the consideration of regional economic development in the communities Idaho Power serves.

•
Responsible Development and Protection of Resources:  Idaho Power’s business strategy includes the development and protection of generation, transmission, distribution, and associated infrastructure, and stewardship of the natural resources Idaho Power and the communities it serves depend upon.  Additionally, the strategy considers workforce planning and employee development and retention related to these strategic elements.

•
Responsible Energy Use:  Idaho Power's business strategy includes energy efficiency and demand response programs and preparation for potential carbon and renewable portfolio standards legislation.  The strategy also includes targeted reductions relating to carbon emission intensity and public reporting of these reductions, as well as operating Idaho Power's system in a manner that extracts additional value through changes in fuel mix and generation.

Idaho Power regularly evaluates and refines its business strategy to ensure coordination among and integration of all functional areas of the company.  Idaho Power’s business strategy seeks to balance the interests of owners, customers, employees, and other stakeholders while maintaining the company’s financial stability and flexibility.

Rates and Revenues

The prices that the IPUC and OPUC authorize Idaho Power to charge for the electric energy and services Idaho Power sells are a critical factor in determining IDACORP's and Idaho Power's results of operations and financial condition. In addition to the discussion below, for more information on Idaho Power's regulatory framework and rate regulation, see the “Regulatory Matters” section of Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) and Note 3 – “Regulatory Matters” to the consolidated financial statements included in this report.

Retail Rates: Idaho Power periodically evaluates the need to seek changes to its retail electricity price structure to cover its operating costs and provide an opportunity for a reasonable rate of return on its investments.  Idaho Power uses general rate cases, power cost adjustment (PCA) mechanisms, a fixed cost adjustment (FCA), balancing accounts and tariff riders, and subject-specific filings to recover its costs of providing service and to earn a return on investment. Retail prices are generally determined through formal ratemaking proceedings that are conducted under established procedures and schedules before the issuance of a final order.  Participants in these proceedings include Idaho Power, the staffs of the IPUC or OPUC, and other interested parties.  The IPUC and OPUC are charged with ensuring that the prices and terms of service are fair, are non-discriminatory, and provide Idaho Power an opportunity to recover its prudently incurred or allowable costs and expenditures and earn a reasonable return on investment as authorized by regulators. This requirement does not, however, ensure that Idaho Power will earn a specified rate of return.

In addition to general rate case filings, ratemaking proceedings can involve charges or credits related to specific costs, programs, or activities, as well as the recovery or refund of deferred amounts recorded pursuant to specific authorization from the IPUC or OPUC.  Deferred amounts are generally collected from or refunded to retail customers through the use of base rates or supplemental tariffs.

While authorized rates and the impact of rate mechanisms are significant drivers of the company's results, Idaho Power's results are also impacted by costs of fuel and purchased power, seasonal or atypical weather, and customer use.  Idaho Power's electric peak demand occurs in the summer. Therefore, IDACORP's and Idaho Power's revenues and associated expenses are not incurred or generated evenly throughout the year.

Wholesale Markets: As a public utility subject to the provisions of Part II of the Federal Power Act (FPA), Idaho Power has authority to charge market-based rates for wholesale energy sales under its FERC tariff and to provide transmission services under its OATT.  Idaho Power’s OATT transmission rate is revised each year based primarily on financial and operational data Idaho Power files annually with the FERC in its Form 1.  The Energy Policy Act of 2005 granted the FERC increased statutory authority to implement mandatory transmission and network reliability standards, as well as enhanced oversight of power and transmission markets, including protection against market manipulation.  These mandatory transmission and reliability standards were developed by the North American Electric Reliability Corporation (NERC) and the Western Electricity Coordinating Council (WECC), which has responsibility for compliance and enforcement of transmission and reliability standards.

Idaho Power participates in the wholesale energy markets by purchasing power to help meet load demands and selling power that is in excess of load demands.  Idaho Power's market activities are guided by a risk management policy and frequently updated operating plans. These operating plans are impacted by factors such as customer demand for power, market prices, generating costs, transmission constraints, and availability of generating resources.  Some of Idaho Power's 17 hydroelectric generation facilities are operated to optimize the water that is available by choosing when to run hydroelectric generation units and when to store water in reservoirs.  Idaho Power at times operates its other generation facilities to take advantage of market opportunities. These decisions affect the timing and volumes of market purchases and market sales.  Even in below-normal water years, there are opportunities to vary water usage to capture wholesale marketplace economic benefits, maximize generation unit efficiency and meet peak loads.  As to hydroelectric generation, compliance factors such as allowable river stage elevation changes and flood control requirements also influence these generation dispatch decisions.

Energy Sales: The following table presents Idaho Power’s revenues and sales volumes for the last three years, classified by customer type.  Approximately 95 percent of Idaho Power’s general business revenues originates from customers located in Idaho, with the remainder originating from customers located in Oregon.  Idaho Power’s operations, including information on energy sales, are discussed further in Part II, Item 7 - “MD&A - Results of Operations - Utility Operations.”

	Year Ended December 31,
	2013	2012	2011
General business revenues (thousands of dollars)
Residential	$513,914	$431,555	$405,982
Commercial	281,009	241,519	220,962
Industrial	165,941	145,054	140,701
Irrigation	159,242	137,424	104,635
Provision for rate refund for sharing mechanism	(7,602)	(7,151)	(27,099)
Deferred revenue related to Hells Canyon Complex relicensing AFUDC	(10,776)	(10,636)	(10,636)
Total general business revenues	1,101,728	937,765	834,545
Off-system sales	54,473	61,534	101,602
Other	86,897	77,426	86,581
Total revenues	$1,243,098	$1,076,725	$1,022,728
Energy sales (thousands of MWh)
Residential	5,365	5,039	5,146
Commercial	3,975	3,865	3,815
Industrial	3,182	3,133	3,100
Irrigation	2,097	2,048	1,673
Total general business	14,619	14,085	13,734
Off-system sales	1,683	2,183	3,635
Total	16,302	16,268	17,369

Competition: Idaho Power's utility electric business has historically been recognized as a natural monopoly. Idaho Power's rates for retail electric services are generally determined on a “cost of service” basis. Rates are designed to provide, after recovery of allowable operating expenses including depreciation on capital investments, an opportunity for Idaho Power to earn a reasonable return on investment as authorized by regulators. Alternative methods of generation, including customer-owned solar and other forms of distributed generation, compete with Idaho Power for sales to existing customers.  Also, non-utility businesses are developing new technologies and services to help energy consumers manage energy in new ways that could alter demand for Idaho Power's electric energy sales.

As noted above, Idaho Power also participates in the wholesale energy markets and in the electric transmission markets. Generally, these wholesale markets are regulated by the FERC, which requires electric utilities to transmit power to or for wholesale purchaser and sellers and make available, on a non-discriminatory basis, transmission capacity for the purpose of providing these services.

Power Supply

Overview: Idaho Power primarily relies on company-owned hydroelectric, coal-fired, and gas-fired generation facilities and long-term power purchase agreements to supply the energy needed to serve customers.  Idaho Power’s annual hydroelectric generation varies depending on water conditions in the Snake River basin. Market purchases and sales are used to supplement Idaho Power's generation and balance supply and demand throughout the year.  Idaho Power’s generating plants and their capacities are listed in Part I, Item 2 - “Properties.”

Weather, load demand, and economic conditions impact power supply costs.  Drought conditions and increased peak load demand cause a greater reliance on potentially more expensive energy sources to meet load requirements.  Conversely, favorable hydroelectric generation conditions increase production at Idaho Power’s hydroelectric generating facilities and reduce the need for thermal generation and wholesale market purchased power.  Economic conditions and governmental regulations can affect the market price of natural gas and coal, which may impact fuel expense and market prices for purchased power. Idaho Power has PCA mechanisms in Idaho and Oregon that mitigate in large part the potentially adverse financial statement impacts of volatile fuel and power costs.

Idaho Power’s system is dual peaking, with the larger peak demand occurring in the summer.  The all-time system peak demand was 3,407 Megawatts (MW), set on July 2, 2013, and the all-time winter peak demand was 2,527 MW, set on December 10, 2009.  During these and other similarly heavy load periods Idaho Power’s system is fully committed to serve load and meet required operating reserves. The following table presents Idaho Power’s total power supply for the last three years.

	MWh			Percent of Total Generation
	2013	2012	2011	2013	2012	2011
	(thousands of MWh)
Hydroelectric plants	5,656	7,956	10,937	42%	57%	69%
Coal-fired plants	6,327	5,227	4,820	47%	38%	30%
Natural gas fired plants	1,576	676	138	11%	5%	1%
Total system generation	13,559	13,859	15,895	100%	100%	100%

Purchased power - cogeneration and small power production	2,127	1,961	1,495
Purchased power - other	1,775	1,709	1,256
Total purchased power	3,902	3,670	2,751
Total power supply	17,461	17,529	18,646

Hydroelectric Generation: Idaho Power operates 17 hydroelectric projects located on the Snake River and its tributaries.  Together, these hydroelectric facilities provide a total nameplate capacity of 1,709 MW and annual generation of approximately 8.4 million Megawatt-hours (MWh) under median water conditions. The amount of hydroelectric power generated depends on several factors - the amount of snow pack in the mountains upstream of Idaho Power’s hydroelectric facilities, reservoir storage, springtime snow pack run-off, river base flows, spring flows, rainfall, the amount and timing of water leases, and other weather and stream flow considerations.  Generation at the plants located on the Snake River also depends on the state water rights held by Idaho Power and the long-term sustainability of the Snake River, tributary spring flows, and the Eastern Snake Plain Aquifer that is connected to the Snake River.  Idaho Power participates in work groups related to water management issues in Idaho that may affect those water rights and resources with the goal to preserve, to the fullest extent possible, the long-term availability of water for use at Idaho Power’s hydroelectric projects on the Snake River.  For more information on water management issues see Note 10 - "Contingencies" to the consolidated financial statements included in this report.

During low water years, when stream flows into Idaho Power’s hydroelectric projects are reduced, Idaho Power’s hydroelectric generation is reduced, resulting in a reliance on other generation resources and power purchases. For 2013, below average snow accumulation in the Snake River basin resulted in generation below the 8.4 million MWh historical median. Annual generation from Idaho Power’s hydroelectric facilities was 5.7 million MWh in 2013.  The Northwest River Forecast Center of the National Oceanic and Atmospheric Administration reported that Brownlee Reservoir (part of Idaho Power's Hells Canyon Complex) inflow for April through July 2013 was 2.6 million acre-feet (maf). By comparison, April through July Brownlee Reservoir inflow was 5.5 maf in 2012 and 10.5 maf in 2011. For 2014, Idaho Power estimates generation from its hydroelectric facilities of between 5.0 million MWh and 7.0 million MWh.

Idaho Power obtains licenses for its hydroelectric projects from the FERC, similar to other utilities that operate nonfederal hydroelectric projects on qualified waterways.  The licensing process includes an extensive public review process and involves numerous natural resource and environmental issues.  The licenses last from 30 to 50 years depending on the size, complexity, and cost of the project.  Idaho Power is actively pursuing the relicensing of the Hells Canyon Complex project, its largest hydroelectric generation source.  Idaho Power also has three Oregon licenses under the Oregon Hydroelectric Act, which applies to Idaho Power’s Brownlee, Oxbow, and Hells Canyon facilities. For further information on relicensing activities see Part II, Item 7 – MD&A – "Regulatory Matters – Relicensing of Hydroelectric Projects.”

Idaho Power is subject to the provisions of the FPA as a “public utility” and as a “licensee” by virtue of its hydroelectric operations. As a licensee under Part I of the FPA, Idaho Power and its licensed hydroelectric projects are subject to conditions described in the FPA and related FERC regulations.  These conditions and regulations include provisions relating to condemnation of a project upon payment of just compensation, amortization of project investment from excess project earnings, possible takeover of a project after expiration of its license upon payment of net investment, severance damages, and other matters.

Coal-Fired Generation: Idaho Power co-owns the following coal-fired power plants:

•	Jim Bridger located in Wyoming, in which Idaho Power has a one-third interest;

•	North Valmy located in Nevada, in which Idaho Power has a 50 percent interest; and

•	Boardman located in Oregon, in which Idaho Power has a 10 percent interest.

Idaho Power owns a one-third interest in Bridger Coal Company (BCC), which owns the mine that supplies coal to the Jim Bridger power plant. PacifiCorp is the operator of both BCC and the Jim Bridger power plant.  The mine, located near the Jim Bridger plant, operates under a long-term sales agreement that provides for delivery of coal over a 51-year period ending in 2024 from surface and underground sources.  Idaho Power believes that BCC has sufficient reserves to provide coal deliveries for at least the term of the sales agreement.  Idaho Power also has a coal supply contract providing for annual deliveries of coal through 2014 from the Black Butte Coal Company’s Black Butte mine located near the Jim Bridger plant.  This contract supplements the BCC deliveries and provides another coal supply to operate the Jim Bridger plant.  The Jim Bridger plant’s rail load-in facility and unit coal train, while limited, provides the opportunity to access other fuel supplies for tonnage requirements above established contract minimums.

NV Energy, Inc. is the operator of the North Valmy plant. NV Energy and Idaho Power have contracts with a coal supplier through 2015. Idaho Power's share of these contracts along with existing coal inventory at the plant are expected to meet Idaho Power's projected coal supply needs for 2014 and approximately 60 percent of its supply needs for 2015.

Portland General Electric Company is the operator of the Boardman plant. Ninety percent of the Boardman plant’s projected coal requirements is under contract for 2014. The Boardman generating plant receives coal through annual contracts with suppliers from the Powder River Basin in northeast Wyoming.  As a ten percent owner of the plant, Idaho Power is obligated to purchase ten percent of the coal obtained under these contracts. In December 2010, the Oregon Environmental Quality Commission approved a plan to cease coal-fired operations at the Boardman power plant not later than December 31, 2020.

Natural Gas-fired Generation: Idaho Power owns and operates the Langley Gulch natural gas-fired combined cycle power plant and the Danskin and Bennett Mountain natural gas-fired simple cycle combustion turbine power plants. All three plants are located in Idaho. The Langley Gulch power plant was placed into service in June 2012, contributing to the notable increase in gas-fired generation from 2011 to 2013.

Idaho Power operates the Langley Gulch plant as a baseload unit and the Danskin and Bennett Mountain plants to meet peak supply needs. The plants are also used to take advantage of wholesale market opportunities. Natural gas for all facilities is purchased based on system requirements and dispatch efficiency.  The natural gas is transported through the Williams-Northwest Pipeline under Idaho Power's 55,584 million British thermal units (MMBtu) per day long-term gas transportation service agreements.  These transportation agreements vary in contract length, with the latest termination date of May 2042, but with extensions at Idaho Power’s discretion.  In addition to the long-term gas transportation service agreements, Idaho Power has entered into a long-term storage service agreement with Northwest Pipeline for 131,453 MMBtu of total storage capacity at the Jackson Prairie Storage Project.  This firm storage contract expires in 2043.  Idaho Power purchases and stores natural gas with the intent of fulfilling needs as identified for seasonal peaks or to meet system requirements.

As of December 31, 2013, approximately 4.8 million MMBtu's of natural gas was financially hedged for physical delivery for the operational dispatch of the Langley Gulch plant through January 2015. Idaho Power plans to manage the procurement of additional natural gas for the peaking units on the daily spot market or from storage inventory as necessary to meet system requirements and fueling strategies.

Purchased Power: Idaho Power purchases power in the wholesale market and pursuant to long-term power purchase contracts, as described below.

Wholesale Market Transactions: To supplement its self-generated power and long-term purchase arrangements, Idaho Power purchases power in the wholesale market based on economics, operating reserve margins, risk management policy limitations, and unit availability.  Depending on availability of excess power or generation capacity, pricing, and opportunities in the markets, Idaho Power also sells power in the wholesale markets.

During 2013, Idaho Power purchased 1.8 million MWh of power through wholesale market purchases at an average cost of $47.91 per MWh. During 2012, Idaho Power purchased 1.7 million MWh of power through wholesale market purchases at an average cost of $37.94 per MWh. During 2013 and 2012, Idaho Power sold 1.7 million MWh and 2.2 million MWh, respectively, of power in wholesale market sales, with an average price of $32.37 per MWh and $28.19 per MWh, respectively.

Long-term Power Purchase and Exchange Arrangements: In addition to its wholesale market purchases, Idaho Power has the following notable firm long-term power purchase contracts and energy exchange agreements:

•	Raft River Energy I, LLC - for up to 13 MW (nameplate generation) from its Raft River Geothermal Power Plant Unit #1 located in southern Idaho. The contract term is through 2033.

•	Telocaset Wind Power Partners, LLC - for 101 MW (nameplate generation) from its Elkhorn Valley wind project located in eastern Oregon. The contract term is through 2027.

•	USG Oregon LLC - for 22 MW (estimated average annual output) from the Neal Hot Springs #1 geothermal power plant located near Vale, Oregon. The contract term is through 2037.

•
Clatskanie People's Utility - for the exchange of up to 18 MW of energy from the Arrowrock hydroelectric project in southern Idaho in exchange for energy from Idaho Power's system or power purchased at the Mid-Columbia trading hub. The initial term of the agreement is through December 31, 2015. Idaho Power has the right to renew the agreement for two additional five-year terms.

PURPA Power Purchase Contracts: Idaho Power purchases power from PURPA projects as mandated by federal law. As of December 31, 2013, Idaho Power had contracts with on-line PURPA-related projects with a total of 774 MW nameplate generation capacity, with an additional 68 MW nameplate capacity of projects projected to be on-line by the end of 2016. The power purchase contracts for these projects have terms ranging from one to 35 years. The expense and volume of PURPA project power purchases during the last three years is included in the table below.

	Year Ended December 31,
	2013	2012	2011
PURPA contract expense (in thousands)	$131,338	$117,618	$90,251
MWh purchased under PURPA contracts (in thousands)	2,127	1,961	1,495
Average cost per MWh from PURPA contracts	$61.75	$59.98	$60.36

Pursuant to the requirements of Section 210 of PURPA, the state regulatory commissions having jurisdiction over Idaho Power have each issued orders and rules regulating Idaho Power’s purchase of power from "qualifying facilities" that meet the requirements of PURPA.  A key component of the PURPA contracts is the energy price contained within the agreements.  PURPA regulations specify that a utility must pay energy prices based on the utility’s avoided costs.  The IPUC and OPUC have established specific rules and regulations to calculate the avoided cost that Idaho Power is required to include in PURPA contracts. For PURPA power purchase agreements:

•	Idaho Power is required to purchase all of the output from the facilities located inside its service territory, subject to some exceptions such as adverse impacts on system reliability.

•
Idaho Power is required to purchase the output of projects located outside its service territory if it has the ability to receive power at the facility’s requested point of delivery on Idaho Power's system.

•
The IPUC jurisdictional portion of the costs associated with PURPA contracts is fully recovered through base rates and the PCA, and the OPUC jurisdictional portion is recovered through general rate case filings and an Oregon PCA mechanism.

•	IPUC and OPUC jurisdictional regulations allow PURPA standard contract terms to be up to 20 years.

•
The IPUC requires Idaho Power to pay "published avoided cost" rates for all wind and solar projects that are smaller than 100 kilowatts (kW) and all other types of projects that are smaller than 10 average MWs. For PURPA qualifying facilities that exceed these size limitations, Idaho Power is required to negotiate an applicable price (premised on avoided costs) based upon IPUC regulations.

•
The OPUC requires that Idaho Power pay the published avoided costs for all PURPA qualifying facilities with a nameplate rating of 10 MW or less and that Idaho Power negotiate an applicable price (premised on avoided costs) for all other qualifying facilities based upon OPUC regulations.

Idaho Power, as well as other power utilities with an Idaho service territory, has been engaged in proceedings at the IPUC and OPUC relating to PURPA contract terms, including the prices paid for energy purchased from PURPA projects. Refer to "MD&A - Regulatory Matters - Renewable Energy Standards and Contracts" for a summary of those proceedings.

Transmission Services and Federal Tariff

Electric transmission systems deliver energy from electric generation facilities to distribution systems for final delivery to customers.  Transmission systems are designed to move electricity over long distances because generation facilities can be located anywhere from a few miles to hundreds of miles from customers.  Idaho Power’s generating facilities are interconnected through its integrated transmission system and are operated on a coordinated basis to achieve maximum capability and reliability.  Idaho Power’s transmission system is directly interconnected with the transmission systems of the Bonneville Power Administration, Avista Corporation, PacifiCorp, NorthWestern Energy, and NV Energy, Inc.  These interconnections, coupled with transmission line capacity made available under agreements with some of those entities, permit the interchange, purchase, and sale of power among entities in the Western Interconnection.  Idaho Power provides wholesale transmission service for eligible transmission customers on a non-discriminatory basis.  Idaho Power is a member of the Western Electricity Coordinating Council, the Northwest Power Pool, the Northern Tier Transmission Group, and the North American Energy Standards Board.  These groups have been formed to more efficiently coordinate transmission reliability and planning throughout the Western Interconnection.

Transmission to serve Idaho Power's retail customers is subject to the jurisdiction of the IPUC and OPUC for retail rate making purposes.  Idaho Power provides cost-based wholesale and retail access transmission services under the terms of a FERC approved OATT.  Services under the OATT are offered on a nondiscriminatory basis such that all potential customers, including Idaho Power, have an equal opportunity to access the transmission system.  As required by FERC standards of conduct, Idaho Power's transmission function is operated independently from Idaho Power's energy marketing function.

Idaho Power is jointly working on the permitting of two significant transmission projects. The Boardman-to-Hemingway line is a proposed 300-mile, 500-kV transmission project between a station near Boardman, Oregon and the Hemingway station near Boise, Idaho. The Gateway West line is a proposed 500-kV transmission project between a station located near Douglas, Wyoming and the Hemingway station. Both projects are intended to meet future anticipated resource needs and are discussed in Part II, Item 7 – MD&A - "Liquidity and Capital Resources - Capital Requirements" in this report.

Resource Planning

Integrated Resource Plan: The IPUC and OPUC require that Idaho Power prepare biennially an Integrated Resource Plan (IRP). Idaho Power filed its most recent IRP with the IPUC and OPUC in June 2013.  The IRP seeks to forecast Idaho Power's loads and resources for a 20-year period, analyzes potential supply-side and demand-side resource options, and identifies potential near-term and long-term actions.  The four primary goals of the IRP are to:

•	identify sufficient resources to reliably serve the growing demand for energy within Idaho Power's service area throughout the 20-year planning period;

•	ensure the selected resource portfolio balances cost, risk, and environmental concerns;

•	give equal and balanced treatment to both supply-side resources and demand-side measures; and

•	involve the public in the planning process in a meaningful way.

During the time between IRP filings, the public and regulatory oversight of the activities identified in the IRP allows for discussion and adjustment of the IRP as warranted. Idaho Power makes periodic adjustments and corrections to the resource plan to reflect changes in technology, economic conditions, anticipated resource development, and regulatory requirements.

The 2013 IRP included a projected median annual average load growth rate of 1.1 percent over the next 20 years and a median annual average peak-hour load growth rate of 1.4 percent over the 20-year period. By contrast, the 2011 IRP included a forecast median annual average load growth rate of 1.4 percent and an annual average peak-hour load growth rate of 1.8 percent. The 2013 IRP's long-term growth assumptions include several changes relative to the growth forecasts included in the 2011 IRP, including (a) changes in expectations surrounding economic conditions, (b) anticipated electricity price increases incorporating impacts of carbon legislation, (c) loss of anticipated load from the Hoku Materials, Inc. special customer contract, and (d) per the directive of the OPUC, and notwithstanding the level of historic and recent service inquiries from potential new large-load customers and Idaho Power's economic development initiatives, the elimination of load from an anticipated but unidentified large-load customer that had been included in the 2011 IRP. Subsequent to the filing of the 2013 IRP, Idaho Power conducted an updated load forecast based on observations of more current economic activity. The updated forecast predicts a 1.4 percent five-year compound annual growth rate in residential loads and a 2.1 percent five-year compound annual growth rate in residential customers. There is a considerable degree of uncertainty in the growth forecast used for long-term resource planning purposes, and Idaho Power's actual supply-side resource needs could change significantly from those outlined in the 2013 IRP.

The 2013 IRP also includes a projected preferred resource portfolio, which identifies the Boardman-to-Hemingway transmission line as the major near-term supply-side resource addition, as well as a number of significant plant upgrades and environmental control technology installations. Idaho Power believes the Boardman-to-Hemingway transmission line and the existing Hemingway substation, together with the Gateway West transmission line, will improve reliability, relieve transmission congestion, and provide system flexibility. Notwithstanding the preferred portfolio identified in the 2013 IRP, depending on changes in load and project timing Idaho Power may seek to accelerate, scale back, modify, or eliminate projects, or seek alternative projects, to accommodate anticipated resource needs and to help ensure its ability to provide reliable electric service and meet load and transmission capacity obligations. Scaling back or eliminating a project due to regulatory challenges or other factors influencing the feasibility of a project may result in Idaho Power pursuing one or more separate, more costly projects. For instance, if Idaho Power were unable to secure permits or joint funding commitments to develop transmission infrastructure necessary to serve loads, it may terminate those projects and, as an alternative, develop additional generation facilities within areas where Idaho Power has available transmission capacity. Termination of a project carries with it the potential for a write-off of all or a significant portion of the costs associated with the project, largely dependent on decisions of regulators as to the prudence of project expenditures.

Studies that Idaho Power conducted in connection with the 2013 IRP indicate that under a scenario that excludes approximately 400 MW of demand response programs and power capacity from the proposed Boardman-to-Hemingway transmission line, no peak-hour load deficit exists until 2016. This result suggests there may be available near term capacity to accommodate growth from economic development or increases in customers and loads. Idaho Power expects to be able to manage near-term summer peak capacity deficits until completion of the Boardman-to-Hemingway transmission line, which is expected to be in service in 2020 or beyond. If the Boardman-to-Hemingway line is not constructed by the time necessary to meet load demand, Idaho Power will need to identify alternatives to meet load requirements. Should estimates of higher growth rates materialize, or were there to be a significant increase in loads due to new, unanticipated large-load customers, Idaho Power could be required to adjust its infrastructure development timing and plans accordingly.

By January 1, 2020, Idaho Power is required to own or contract to purchase the capacity and output from a qualifying solar photovoltaic (PV) system with a minimum capacity of 500 kW pursuant to the state of Oregon's solar PV capacity standard. The timing of development of this required project in Oregon will depend in large part on Idaho Power's ability to resolve integration, reliability, and cost issues associated with the influx of PURPA resources from which Idaho Power is currently mandated to purchase power. However, in light of advances in solar PV technology, Idaho Power believes it will likely become more prevalent in its service area over the long term.

Integration of Intermittent Resources: In response to the operational challenges associated with integrating intermittent wind power that Idaho Power must purchase pursuant to PURPA, and the recognition that the costs and challenges associated with integrating intermittent resources will become even more pronounced as the volume of intermittent resources in Idaho Power's portfolio increases, Idaho Power continues efforts to better understand the effects of wind generation on power system operation.  As part of these efforts, Idaho Power issued its first wind integration study in 2007, and in late 2012 completed a second, more comprehensive wind integration study.  The goal of the most recent study was to assess the additional costs incurred in modifying operations of Idaho Power's dispatchable generating resources to compensate for the variable and intermittent energy supplied by wind generators while maintaining reliable energy delivery to customers.  Additionally, the study aimed to provide insight on the maximum amount of wind generation Idaho Power's system can accommodate without impacting reliability.  Idaho Power released the report publicly in February 2013 as part of its 2011 IRP update. In further response to the integration challenges, Idaho Power has implemented an internally developed wind forecasting system, in recognition that cost-intensive modifications to operations intended to integrate wind are reduced, though not eliminated, with improved wind production forecasting.

In the second half of 2013, Idaho Power also launched a solar integration study, which like the wind integration study is designed to determine the additional cost incurred due to the variable and intermittent nature of solar generation. Idaho Power expects to complete the solar integration study by mid-2014.

Energy Efficiency and Demand Response Programs: Idaho Power has 18 energy efficiency and demand response programs targeting energy savings across the entire year and summer system demand reduction.  These programs are offered to all customer segments and emphasize the wise use of energy, especially during periods of high demand.  This energy and demand reduction can minimize or delay the need for new infrastructure.  Idaho Power’s programs include:

•	financial incentives for irrigation customers for either improving the energy efficiency of an irrigation system or installing new energy efficient systems;

•
energy efficiency for new and existing homes, including efficient appliances and HVAC equipment, energy efficient building techniques, insulation improvement, air duct sealing, and energy efficient lighting;

•	incentives to industrial and commercial customers for acquiring energy efficient equipment, and using energy efficiency techniques for operational and management processes; and

•
demand response programs to reduce peak summer demand through the voluntary interruption of central air conditioners for residential customers, interruption of irrigation pumps, and reduction of commercial and industrial demand through a third-party demand response aggregator.

In 2013, Idaho Power’s energy efficiency programs reduced energy usage by approximately 122,000 MWh. Idaho Power filed an application with the IPUC in December 2012 and with the OPUC in February 2013 to temporarily suspend two of its three demand response programs (the A/C Cool Credit and Irrigation Peak Rewards programs) for the summer of 2013. These filings were a result of an analysis conducted for Idaho Power’s 2013 IRP, which suggested a lack of peak-hour resource deficits until 2016 under some assumptions. The temporary program suspensions allowed Idaho Power to work with the IPUC, the OPUC, and interested parties to address the near-term need for the demand response programs. In April 2013, the IPUC issued an order approving a settlement stipulation providing for the temporary suspension of both demand response programs during 2013 and scheduling workshops to evaluate those programs for use in 2014 and thereafter. Following several public workshops, in October 2013 Idaho Power filed with the IPUC a settlement agreement executed by Idaho Power, the IPUC Staff, and several interested parties that provided for the reinstatement of the two suspended demand response programs in 2014 and beyond, and continuation of the third program. The settlement agreement included several program changes that Idaho Power expects will decrease program costs through lower incentive payments and will increase Idaho Power's operational flexibility. The IPUC approved the settlement agreement in November 2013. The OPUC also approved the temporary program suspension in April 2013 and approved a similar settlement agreement in December 2013.

In 2013, Idaho Power expended approximately $27 million on energy efficiency and demand response programs. Funding for those programs is provided by Idaho and Oregon energy efficiency tariff riders, base rates, and the Idaho PCA mechanism.

Environmental Regulation and Costs

Idaho Power's activities are subject to a broad range of federal, state, regional, and local laws and regulations designed to protect, restore, and enhance the quality of the environment.  Environmental regulation continues to impact Idaho Power’s operations due to the cost of installation and operation of equipment and facilities required for compliance with environmental regulations, and the modification of system operations to accommodate environmental regulations.  In addition to generally applicable regulations, the FERC licenses issued for Idaho Power’s hydroelectric generating plants have numerous environmental requirements, such as the aeration of turbine water to meet dissolved gas and temperature standards in the waters downstream from the plants.  Idaho Power monitors these issues and reports the results to the appropriate regulatory agencies.  Idaho Power's three coal-fired power plants and three natural gas combustion turbine power plants are also subject to a broad range of environmental requirements, including air quality regulation.  For a more detailed discussion of these and other environmental issues, refer to Item 7 – MD&A – "Environmental Matters" in this report.

Cost Estimates: Idaho Power’s environmental compliance expenditures will remain significant for the foreseeable future, especially with additional regulation under discussion at the federal level.  Idaho Power estimates its environmental expenditures, based upon present environmental laws and regulations, will be as follows for the periods indicated, excluding allowance for funds used during construction (AFUDC) (in millions of dollars):

Environmental Expenditures	2014	2015 - 2016
Capital expenditures:
Studies and measures at hydroelectric facilities	$12	$27
Investments in equipment and facilities at thermal plants	64	78
Total capital expenditures	$76	$105
Operating expenses:
Operating costs for environmental facilities - hydroelectric	$20	$40
Operating costs for environmental facilities - thermal	10	25
Total operations and maintenance	$30	$65

Idaho Power anticipates that a number of new and impending U.S. Environmental Protection Agency rulemakings and other proceedings addressing, among other things, ozone and fine particulate matter pollution, emissions, and disposal of coal combustion residuals could result in substantially increased operating and compliance costs in addition to the amounts set forth above, but Idaho Power is unable to estimate those costs given the uncertainty associated with potential future regulations.

Environmental Controls Cost Study: In connection with its IRP process, in February 2013 Idaho Power filed with the IPUC and OPUC the results of cost studies and scenario analyses conducted to assess the potential future investments necessary for the continued operation of the Jim Bridger and North Valmy coal-fired generation facilities. The Boardman plant was not included in the study because of the existing schedule to cease coal-fired operations at that plant by the end of 2020. The analysis compared the cost of future compliance with regulations to the cost of replacement generation capacity provided by combined-cycle combustion turbine technology and conversion of the units to natural gas. Because of the speculative nature of many of the future requirements, the analysis was performed under a range of fuel pricing assumptions, carbon cost assumptions, plant upgrade and retirement costs, environmental regulation assumptions, and replacement costs. Idaho Power concluded in its study that the Jim Bridger and North Valmy plants should be retained in its resource portfolio as coal-fired plants, and supports planned investments in environmental controls at those plants. This is particularly true in light of the desire to maintain a diversified portfolio of generation assets and fuel diversity that can mitigate risk associated with increases in natural gas prices. However, Idaho Power will continue to monitor environmental requirements to assess whether environmental control upgrades remain economically appropriate.

Voluntary CO2 Intensity Reduction Goal: While there is currently no national mandatory greenhouse gas reduction requirement, Idaho Power continues to prepare for potential legislative and/or regulatory restrictions on emissions in order to help reduce the costs of complying with such restrictions on its customers. To that end, Idaho Power is engaged in voluntary greenhouse gas emissions intensity reduction efforts.  In September 2009, IDACORP's and Idaho Power's boards of directors approved guidelines that established a goal to reduce Idaho Power's resource portfolio's average carbon dioxide (CO2) emissions intensity for the 2010 through 2013 time period to a level of 10 to 15 percent below Idaho Power's 2005 CO2 emissions intensity of 1,194 lbs CO2/MWh.  Idaho Power's estimated CO2 emissions intensity from its generation facilities, as submitted to the Carbon Disclosure Project, was 871 lbs/MWh, 677 lbs/MWh, and 1,060 lbs/MWh for 2012, 2011, and 2010, respectively. The combination of effective utilization of hydroelectric projects, above average stream flows in some years, reduced usage of coal-fired facilities, and addition of the Langley Gulch natural gas-fired power plant positioned Idaho Power to extend its CO2 emissions intensity reduction goal period for an additional two years, targeting an average reduction of 10 to 15 percent below its 2005 levels for the entire 2010 through 2015 time period.

Sustainability Report: In May 2012, IDACORP publicly issued its inaugural sustainability report, and in May 2013 IDACORP issued its second sustainability report. The sustainability report highlights Idaho Power's continuing efforts to operate in a manner that supports financial, environmental, and social stewardship.

IFS

IFS invests in affordable housing developments, which provide a return principally by reducing federal and state income taxes through tax credits and accelerated tax depreciation benefits. IFS has focused on a diversified approach to its investment strategy in order to limit both geographic and operational risk.  Over 90 percent of IFS’s investments have been made through syndicated funds. These investments cover 49 states, Puerto Rico, and the U.S. Virgin Islands.  The underlying investments include approximately 370 individual properties, of which all but four are administered through syndicated funds. IFS’s investment portfolio also includes historic rehabilitation projects such as the Empire Building in Boise, Idaho. At December 31, 2013, the gross amount of IFS’s portfolio equaled $192 million in tax credit investments.  IFS generated tax credits of $5.5 million, $5.5 million, and $6.4 million in 2013, 2012, and 2011, respectively.

IDA-WEST

Ida-West operates and has a 50 percent ownership interest in nine hydroelectric projects that have a total generating capacity of 45 MW.  Four of the projects are located in Idaho and five are in northern California.  All nine projects are “qualifying facilities” under PURPA.  Idaho Power purchased all of the power generated by Ida-West’s four Idaho hydroelectric projects at a cost of $9 million each year from 2011 to 2013.

EXECUTIVE OFFICERS OF THE REGISTRANTS

The names, ages, and positions of the executive officers of IDACORP and Idaho Power are listed below, along with their business experience during at least the past five years.  Mr. J. LaMont Keen and Mr. Steven R. Keen are brothers.  There are no other family relationships among these officers, nor is there any arrangement or understanding between any officer and any other person pursuant to which the officer was appointed.

Senior Executive Officers (in alphabetical order)

DARREL T. ANDERSON, 55

•	President and Chief Executive Officer of Idaho Power Company, January 1, 2014 - present.

•	President and Chief Financial Officer of Idaho Power Company, January 1, 2012 - December 31, 2013.

•	Executive Vice President, Administrative Services and Chief Financial Officer of IDACORP, Inc., October 1, 2009 - present.

•	Executive Vice President, Administrative Services and Chief Financial Officer of Idaho Power Company, October 1, 2009 - December 31, 2011.

•	Senior Vice President - Administrative Services and Chief Financial Officer of IDACORP, Inc. and Idaho Power Company, July 1, 2004 - September 30, 2009.

•	Member of the Boards of Directors of both IDACORP, Inc. and Idaho Power Company.

REX BLACKBURN, 58

•	Senior Vice President and General Counsel, IDACORP, Inc. and Idaho Power Company, April 1, 2009 - present.
•Senior Attorney, Idaho Power Company, January 1, 2008 - March 31, 2009.

LISA A. GROW, 48

•	Senior Vice President - Power Supply of Idaho Power Company, October 1, 2009 - present.

•	Vice President - Delivery Engineering and Operations of Idaho Power Company, July 20, 2005 - September 30, 2009.

J. LAMONT KEEN, 61

•	President and Chief Executive Officer of IDACORP, Inc., July 1, 2006 - present.

•	Chief Executive Officer of Idaho Power Company, November 17, 2005 - December 31, 2013.

•	President of Idaho Power Company, March 1, 2002 - December 31, 2011.

•	Member of the Boards of Directors of both IDACORP, Inc. and Idaho Power Company.

STEVEN R. KEEN, 53

•	Senior Vice President - Chief Financial Officer, and Treasurer of Idaho Power Company, January 1, 2014 - present.

•	Vice President - Finance and Treasurer of IDACORP, Inc., June 1, 2010 - present.

•	Senior Vice President - Finance and Treasurer of Idaho Power Company, January 1, 2012 - December 31, 2013.

•	Vice President - Finance and Treasurer of Idaho Power Company, June 1, 2010 - December 31, 2011.

•	Vice President and Treasurer of IDACORP, Inc. and Idaho Power Company, June 1, 2006 - May 31, 2010.

DANIEL B. MINOR, 56
•Executive Vice President and Chief Operating Officer of Idaho Power Company, January 1, 2012 - present.
•Executive Vice President of IDACORP, Inc., May 20, 2010 - present.
•Executive Vice President - Operations of Idaho Power Company, October 1, 2009 - December 31, 2011.
•Senior Vice President - Delivery of Idaho Power Company, July 1, 2004 - September 30, 2009.

Other Executive Officers (in alphabetical order)

PATRICK A. HARRINGTON, 53

•	Corporate Secretary of IDACORP, Inc. and Idaho Power Company, March 15, 2007 - present.

WARREN KLINE, 58

•	Vice President - Customer Operations of Idaho Power Company, May 20, 2010 - present.

•	Vice President - Customer Service and Regional Operations of Idaho Power Company, July 20, 2005 - May 19, 2010.

LONNIE KRAWL, 50

•	Vice President and Chief Information Officer of Idaho Power Company, October 1, 2013 - present.

•	Director of Human Resources of Idaho Power Company, July 25, 2009 - September 30, 2013.

•	Director of Development and Performance Improvement of Idaho Power Company, May 30, 2006 - July 24, 2009.

LUCI K. MCDONALD, 56

•	Vice President - Human Resources and Corporate Services of Idaho Power Company, May 20, 2010 - present.

•	Vice President - Human Resources and Corporate Services of IDACORP, Inc., May 20, 2010 - December 31, 2011.

•	Vice President - Human Resources of IDACORP, Inc. and Idaho Power Company, December 6, 2004 - May 19, 2010.

KEN W. PETERSEN, 50

•	Vice President, Controller and Chief Accounting Officer of IDACORP, Inc. and Idaho Power Company, January 1, 2014 - present.

•	Corporate Controller and Chief Accounting Officer of IDACORP, Inc. and Idaho Power Company, May 20, 2010 - December 31, 2013.

•	Corporate Controller of IDACORP, Inc. and Idaho Power Company, December 29, 2007 - May 19, 2010.

N. VERN PORTER, 54

•	Vice President - Delivery Engineering and Construction of Idaho Power Company, May 17, 2012 - present.

•	Vice President - Delivery Engineering and Operations of Idaho Power Company, October 1, 2009 - May 16, 2012.

•	General Manager of Power Production of Idaho Power Company, April 22, 2006 - September 30, 2009.

GREGORY W. SAID, 59

•	Vice President - Regulatory Affairs of Idaho Power Company, January 20, 2011 - present.

•	General Manager of Regulatory Affairs of Idaho Power Company, April 3, 2010 - January 19, 2011.

•	Director, State Regulation of Idaho Power Company, August 23, 2008 - April 2, 2010.

LORI D. SMITH, 53

•	Vice President and Chief Risk Officer of IDACORP, Inc. and Idaho Power Company, May 20, 2010 - present.

•	Vice President - Corporate Planning and Chief Risk Officer of IDACORP, Inc. and Idaho Power Company, January 1, 2008 - May 19, 2010.

ITEM 1A.  RISK FACTORS

IDACORP and Idaho Power operate in a business environment that involves significant risks, many of which are beyond the companies' control. The circumstances and factors set forth below may have a material impact on the business, financial condition, or results of operations of IDACORP and Idaho Power and could cause actual results or outcomes to differ materially from those discussed in any forward-looking statements. These risk factors, as well as other information in this report and in other reports the companies file with the SEC, should be considered carefully when evaluating IDACORP and Idaho Power.

If the Idaho Public Utilities Commission, the Public Utility Commission of Oregon, or the Federal Energy Regulatory Commission grant less rate recovery in regulatory proceedings than Idaho Power needs to cover existing and future costs and earn an acceptable rate of return, IDACORP's and Idaho Power's financial condition and results of operations may be adversely affected.  The prices that the Idaho Public Utilities Commission and Public Utility Commission of Oregon authorize Idaho Power to charge for its retail services, and the tariff rate that the Federal Energy Regulatory Commission permits Idaho Power to charge for its transmission services, are generally the most significant factors influencing IDACORP’s and Idaho Power’s business, results of operations, and financial condition.  The Idaho Public Utilities Commission and the Public Utility Commission of Oregon have the authority to disallow recovery of any costs that they consider unreasonable or imprudently incurred. Rates are generally established based on a test year, and the rates ultimately approved by regulators may not match expenses at any given time and recovery of expenses may lag behind the occurrence of those expenses. The ratemaking process typically involves multiple intervening parties, including governmental bodies, consumer advocacy groups, and customers, generally with the common objective of limiting rate increases or even reducing rates.

Further, while rate regulation is premised on the assumption that rates will be established that are fair, just, and reasonable, regulators have considerable discretion in applying this standard.  Thus, the regulatory process does not assure that Idaho Power will be able to fully recover its costs or achieve the rate of return allowed by the Idaho and Oregon public utility commissions and the Federal Energy Regulatory Commission.  In a number of proceedings in recent years, Idaho Power has been denied recovery, or deferred recovery pending the next general rate case, including denials or deferrals related to compensation expenses and construction expenditures. In some instances, denial of recovery may cause IDACORP and Idaho Power to record an impairment of assets. If Idaho Power's costs are not fully and timely recovered through the rates ultimately approved by regulators, IDACORP's and Idaho Power's financial condition and results of operations, and its ability to earn a return on investment and meet financial obligations, could be adversely affected.

For additional information relating to Idaho Power's regulatory framework and recent regulatory matters, see Part I - Item 1 - "Business - Utility Operations," Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report, and Part II - Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters" in this report.

Idaho Power's cost recovery deferral mechanisms and methods may not function as intended, which may adversely affect IDACORP's and Idaho Power's financial condition and results of operations. Idaho Power has power cost adjustment mechanisms in its Idaho and Oregon jurisdictions and a fixed cost adjustment in Idaho that provide for periodic adjustments to the rates charged to its retail customers.  The power cost adjustment mechanisms track Idaho Power’s actual net power supply costs (primarily fuel and purchased power less off-system sales) and compares these amounts to net power supply costs being recovered in retail rates.  A majority, but not all, of the variance between these two amounts is deferred for future recovery from, or refund to, customers through rates.  Consequently, the power cost adjustment mechanisms only partially offset the potentially adverse financial impacts of forced generating plant outages, severe weather, reduced hydroelectric generation, and volatile wholesale energy prices.  When costs rise above the level recovered in current retail rates it adversely affects Idaho Power’s operating cash flow and liquidity until those costs are recovered from customers.

Unanticipated changes in loads in Idaho Power’s service territory expose Idaho Power to market and operational risk and could increase costs and adversely affect IDACORP's and Idaho Power's results of operations and financial condition.  To plan for future resource needs, Idaho Power prepares and periodically updates a load forecast as part of its integrated resource planning process. In doing so, Idaho Power makes load estimates that are based on a number of factors that are uncertain and difficult to estimate, and any unanticipated increase in the demand for energy could result in increased reliance on higher-cost purchased power to meet peak system demand, the need to initiate new demand response and energy efficiency programs, or the need for investment in additional generation resources.  If the incremental costs associated with the unanticipated changes in loads exceed the incremental revenue received from those sales, and Idaho Power is unable to secure timely and full rate relief to recover those costs, the resulting imbalance could have an adverse effect on IDACORP's and Idaho Power's financial condition and results of operations.

National and regional economic conditions may reduce customer growth rates, reduce energy consumption, or cause increased late payments and uncollectible customer accounts, which would adversely affect IDACORP's and Idaho Power's financial condition and results of operations.  As noted above, unanticipated increases in loads can cause operational and resource issues. Similarly, decreases in loads have the potential to adversely affect IDACORP and Idaho Power. The regional economy in which Idaho Power operates is influenced by conditions in the agriculture, recreation, technology, medical, and other industries, and as these conditions change, IDACORP's and Idaho Power's revenues will be impacted.  The direction and relative strength of the economy has been uncertain in recent years, as evidenced by, for instance, weak real estate markets, difficulties in the financial services sector and credit markets, and high unemployment. Weak economic conditions may reduce the amount of energy Idaho Power’s customers consume, result in a loss of customers (including large-load industrial and commercial customers) or further decrease the customer growth rate, and increase the likelihood and prevalence of late payments and uncollectible accounts.  A resulting decrease in overall customer usage or collections and load growth may alter capital spending plans and rate base growth and may reduce revenues, earnings, and cash flows, which could adversely affect IDACORP's and Idaho Power's financial condition and results of operations.

Extreme weather events and their associated impacts, such as high winds and fires, can adversely affect IDACORP's and Idaho Power's results of operations and financial condition. Extreme weather events and their associated impacts can damage generation facilities and disrupt transmission and distribution systems, causing service interruptions and extended outages, increasing supply chain costs, and limiting Idaho Power's ability to meet customer energy demand.  The effect of the failure of Idaho Power's facilities to operate as planned under extreme weather conditions would be particularly burdensome during peak demand periods. Disruption in generation, transmission, and distribution systems due to weather-related factors also increases operations and maintenance expenses and could negatively affect IDACORP's and Idaho Power's results of operations and financial condition.

New advances in power generation, energy efficiency, or other technologies that impact the power utility industry could cause an erosion in revenues. Idaho Power primarily generates power at large central facilities, which results in economies of scale and lower costs than many newer generation technologies. However, with the increasing costs of energy has come the incentive for the development of new technologies for power generation and energy efficiency, and an investment in research and development to make those technologies more efficient and cost-effective. For instance, while solar technology remains a relatively high-cost means of power generation, there have been numerous recent advancements in the design of solar generation facilities and the materials used in panels that may further increase the efficiency and power output of solar generation sources. There is potential that power generation systems provided by third parties, whether solar generation or otherwise, could become sufficiently cost-effective and efficient that an increasing number of customers choose to install such systems on their homes or businesses. Additionally, considerable emphasis has been placed on energy efficiency, such as LED lighting. Energy efficiency programs, including programs sponsored by Idaho Power, are designed to reduce energy demand. If Idaho Power is unable to maintain regulatory solutions allowing for recovery, declining usage would result in under-recovery of fixed costs. Widespread adoption of distributed generation and declining usage may decrease the need for energy supplied by Idaho Power, which would reduce Idaho Power's revenue, potentially result in the impairment of assets that produce and deliver energy, and have a negative impact on IDACORP's and Idaho Power's results of operations and financial condition.

Capital expenditures for power generation, transmission, and delivery infrastructure and replacement of that infrastructure, risks associated with construction of that infrastructure, and the timing and availability of cost recovery for the expenditures, can significantly affect IDACORP's and Idaho Power's financial condition and results of operations.  Idaho Power’s business is capital intensive and requires significant investments in energy generation, transmission, and distribution infrastructure.  A significant portion of Idaho Power’s facilities were constructed many years ago, and thus require periodic upgrades and frequent maintenance. Also, long-term anticipated increases in both the number of customers and the demand for energy require expansion and reinforcement of that infrastructure. For instance, Idaho Power is in the permitting process for two 500-kV transmission line projects.  Construction projects are subject to usual permitting and construction risks that can adversely affect project costs and the completion time. These risks include, as examples:

•	the ability to timely obtain labor or materials at reasonable costs, and defaults by contractors;

•	equipment, engineering, and design failures;

•	adverse weather conditions;

•	availability of financing;

•	the ability to obtain and comply with permits and land use rights, and environmental constraints;

•	disputes and litigation with third parties; and

•	changes in applicable laws or regulations.

If Idaho Power is unable to complete the construction of a project, or incurs costs that regulators do not deem prudent, it may be unable to recover its costs in full through rates or on a timely basis. In many instances, review by regulators of the prudence of investments will not occur until expenditures have been made. Even if Idaho Power completes a construction project, the total costs may be higher than estimated and/or higher than amounts approved for recovery by regulators. If Idaho Power does not receive timely recovery through rates of costs associated with those expansion and reinforcement activities, Idaho Power will have to rely more heavily on external debt or equity financing for its capital expenditures.  These large capital expenditures may weaken the financial profile of IDACORP and Idaho Power.

Further, if Idaho Power were unable to secure permits or joint funding commitments to develop transmission infrastructure necessary to serve loads, such as the Boardman-to-Hemingway transmission line, it may terminate those projects and, as an alternative, seek to develop additional generation facilities within areas where Idaho Power has available transmission capacity or pursue other more costly options to serve loads. Termination of a project carries with it the potential for a write-off of all or a significant portion of the costs associated with the project if regulators deny recovery of costs they deem imprudently incurred, which could negatively affect IDACORP's and Idaho Power's financial condition and results of operations.

Idaho Power’s business is subject to an extensive set of environmental laws, rules, and regulations, which could impact Idaho Power's operations and increase costs of operations, potentially rendering some generating units uneconomical to maintain or operate, and could increase the costs and alter the timing of major projects. A number of federal, state, and local environmental statutes, rules, and regulations relating to air quality, water quality, natural resources, and health and safety are applicable to Idaho Power's operations.  Many of these laws and their associated impacts are described in Part II - Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters" in this report. These laws and regulations generally require Idaho Power to obtain and comply with a wide variety of environmental licenses, permits, inspections, and other approvals, and may be enforced by both public officials and private individuals.  Some of these regulations are changing or subject to interpretation, and failure to comply may result in penalties or other adverse consequences, including costs associated with defending against claims by governmental authorities or private parties.

Environmental regulations have created the need for Idaho Power to install new pollution control equipment at, and may cause Idaho Power to perform environmental remediation on, its owned or co-owned facilities, often at a substantial cost. For instance, Idaho Power plans to install environmental control apparatus at its co-owned Jim Bridger power plant in 2015 and

2016 at a cost of approximately $130 million, and a second set of control apparatus in 2021 and 2022. Idaho Power expects that there will be other costs relating to environmental regulations, and those costs are likely to be substantial. Idaho Power is not guaranteed recovery of those costs, and regulators may not grant prior approval of cost recovery. For example, in 2013 Idaho Power filed an application with the Idaho Public Utilities Commission requesting a binding commitment to provide rate base treatment for Idaho Power's $130 million share of the capital investment in environmental control upgrades at a co-owned coal-fired generating plant. In December 2013, the commission declined to grant binding rate recovery through rates, reserving the prudence determination for subsequent proceedings. Furthermore, Idaho Power may not be able to obtain or maintain all environmental regulatory approvals necessary for operation of its existing infrastructure or construction of new infrastructure.  If there is a delay in obtaining any required environmental regulatory approval or if Idaho Power fails to obtain, maintain, or comply with any such approval, construction and/or operation of Idaho Power's generation or transmission facilities could be delayed, halted, or subjected to additional costs. At the same time, consumer preference for renewable or low greenhouse gas-emitting sources of energy could impact the desirability of generation from existing sources and require significant investment in new generation and transmission resources. If Idaho Power is unable to recover in full these increased costs through the ratemaking process, such non-recovery would negatively impact IDACORP's and Idaho Power's financial condition and results of operations.

Additionally, there are legislative and rulemaking initiatives pending at the federal level and the state level that are aimed at the reduction of fossil fuel plant emissions. Future changes in environmental laws or regulations governing emissions reduction may result in increased compliance costs or additional operating restrictions, require Idaho Power to purchase emission rights and pay new taxes, impair the value of Idaho Power's generating plants, or make some of those plants uneconomical to maintain or operate.

Relicensing of the Hells Canyon hydroelectric project and construction of the proposed Gateway West and Boardman-to-Hemingway 500-kV transmission lines requires consultation under the Endangered Species Act to determine the effects of these projects on any listed species within the project areas.  The presence of sage grouse in the vicinity of the Gateway West and Boardman-to-Hemingway transmission projects has required more extensive, costly, and time consuming evaluation and engineering.  These and other requirements of the Endangered Species Act, Clean Air Act, Clean Water Act, and similar environmental laws may increase costs, adversely affect the timing or ability to complete major projects, and may have an adverse effect on IDACORP's and Idaho Power's results of operations and financial condition.

Factors contributing to lower hydroelectric generation can increase costs and negatively impact IDACORP's and Idaho Power's financial condition and results of operations.  Idaho Power derives a significant portion of its power supply from its hydroelectric facilities. Because of Idaho Power’s heavy reliance on hydroelectric generation, snowpack, the timing of run-off, drought conditions, and the availability of water in the Snake River basin can significantly affect its operations.  The combination of declining Snake River base flows, over-appropriation of water, and periods of drought have led to water rights disputes and proceedings among surface water and ground water irrigators and the State of Idaho.  Recharging the Eastern Snake Plain aquifer by diverting surface water to porous locations and permitting it to sink into the aquifer is one proposed solution to the over-appropriation dispute.  Diversions from the Snake River for aquifer recharge or the loss of water rights may further reduce Snake River flows available for hydroelectric generation.  When hydroelectric generation is reduced, Idaho Power must increase its use of more expensive thermal generating resources and purchased power; therefore, costs increase and opportunities for off-system sales are reduced, reducing earnings.  Through its power cost adjustment mechanisms, Idaho Power expects to recover most of the increase in net power supply costs caused by lower hydroelectric generation. Recovery of the increased costs, however, may not occur until the subsequent power cost adjustment year, negatively affecting cash flows and liquidity.

Conditions imposed in connection with hydroelectric license renewals may require large capital expenditures, increase operating costs, reduce hydroelectric generation, and negatively affect IDACORP's or Idaho Power's results of operations and financial condition.  For the last several years, Idaho Power has been engaged in an effort to renew its federal license for its largest hydroelectric generation source, the Hells Canyon Complex.  Relicensing includes an extensive public review process that involves numerous natural resource issues and environmental conditions.  The listing of various species of marine life, wildlife, and plants as threatened or endangered has resulted in significant changes to federally-authorized activities, including those of hydroelectric projects.  In particular, fish and other marine life recovery plans may require major operational changes to the region’s hydroelectric projects.  In addition, new interpretations of existing laws and regulations could be adopted or become applicable to hydroelectric facilities, which could further increase required expenditures for marine life recovery and endangered species protection and reduce the amount of hydroelectric generation available to meet Idaho Power’s energy requirements.

In 2007, the Federal Energy Regulatory Commission Staff issued a final environmental impact statement for the Hells Canyon Complex, which the Federal Energy Regulatory Commission will use in part to determine whether, and under what conditions, to issue a new license for the Hells Canyon Complex.  Certain portions of the final environmental impact statement involve issues that may be influenced by water quality certifications for the project under Section 401 of the Clean Water Act and formal consultations under the Endangered Species Act, which remain unresolved.  One significant issue involves water temperature gradients, and certain parties in the relicensing proceedings have advocated for the installation of water temperature management apparatus which, if required to be installed, would require substantial capital expenditures to construct and maintain.  Idaho Power may be unable to recover in full the costs of such an apparatus through rates, particularly given the magnitude of any potential impact on customer rates.  Idaho Power also cannot predict the requirements that might be imposed during the relicensing process, the financial impact of those requirements, or whether a new multi-year license will ultimately be issued.  Imposition of onerous conditions in the relicensing process could result in Idaho Power incurring significant capital expenditures, increase operating costs (including power purchase costs), and reduce hydroelectric generation, which could negatively affect results of operations and financial condition.

IDACORP's and Idaho Power's operating results are subject to seasonal fluctuations, and unusually mild or extreme temperatures and weather can impact their results of operations and financial condition. Idaho Power's electric power sales are seasonal, with demand in Idaho Power's service area peaking during the hot summer months, with a secondary peak during the cold winter months. The loads required by irrigation customers in Idaho Power's service area can also create significant seasonal changes in usage. Market prices for power also often increase significantly during these peak periods, at times when Idaho Power is required to purchase power in the wholesale markets to meet customer demand. By contrast, when temperatures are relatively mild or where precipitation supplants irrigation systems, loads are often lower as customers are not using electricity for heating and air conditioning or irrigation purposes. Thus, unusually mild weather or the timing and extent of precipitation in the future could adversely impact IDACORP's and Idaho Power's results of operations and financial condition.

Complying with state or federal renewable portfolio standards could increase capital expenditures and operating costs and adversely affect IDACORP's and Idaho Power's results of operations and financial condition.  A number of states have adopted renewable portfolio standards, which require that electricity providers obtain a minimum percentage of their power from renewable energy sources by a specified date.  Idaho Power’s operations in Oregon will be required to comply with a ten percent renewable portfolio standard beginning in 2025, and it is possible that other states, including Idaho, could adopt renewable portfolio standards.  The cost of purchasing or generating power from renewable energy sources is often greater than fossil fuel and hydroelectric generation sources, and construction of renewable energy facilities involves significant capital expenditures. As a result, new state or federal renewable portfolio standards could increase capital expenditures and operating costs and negatively affect results of operations and financial condition.

Idaho Power’s reliance on coal and natural gas to fuel its non-hydroelectric power generation facilities exposes it to the risk of increased costs and reduced earnings.  As part of its normal business operations, Idaho Power purchases coal and natural gas in the open market or under short-term or long-term contracts, often with variable-pricing terms. Market prices for coal and natural gas are influenced by factors impacting supply and demand such as weather conditions, fuel transportation availability, economic conditions, and changes in technology. Most of Idaho Power's coal supply arrangements are under long-term contracts for coal originating in Wyoming. Any disruption of coal production in, or transportation from, that region may cause Idaho Power to incur additional fuel supply costs or use alternative generation sources or wholesale market power purchases. Idaho Power may from time to time enter into new, or renegotiate, these long-term contracts, but can provide no assurance that such contracts will be negotiated or renegotiated, as the case may be, on satisfactory terms, or at all. Natural gas transportation to Idaho Power's natural gas plants is limited to one primary pipeline, presenting a heightened possibility of supply disruptions. Idaho Power is also exposed to the risk that its counterparties to fuel purchase arrangements will default on their obligations, causing Idaho Power to seek alternative sources of fuel or rely on other generation sources or wholesale market power purchases. Idaho Power may not be able to fully recover these increased costs through rates or its power cost adjustment mechanisms, which may adversely affect IDACORP's and Idaho Power's financial condition and results of operations.

Idaho Power’s generation, transmission, and distribution facilities are subject to numerous operational risks unique to it and its industry.  Operating risks associated with Idaho Power's generation, transmission, and distribution facilities include equipment failures, volatility in fuel and transportation pricing, interruptions in fuel supplies, increased regulatory compliance costs, labor disputes, accidents and workforce safety matters, release of hazardous or toxic substances into the air, water, or ground, acts of terrorism or sabotage, the loss of cost-effective disposal options for solid waste such as coal ash, operator error, and the occurrence of catastrophic events at the facilities.  Diminished availability or performance of those facilities could result in reduced customer satisfaction, reputational harm, and regulatory inquiries and fines.  Operation of Idaho Power's owned and co-owned generating stations below expected capacity levels, or unplanned outages at these stations, could cause reduced energy output and lower efficiency levels and result in lost revenues and increased expenses for alternative fuels or wholesale market power purchases. Accidents, fires, explosions, system damage or dysfunction, and other unplanned events related to Idaho Power's infrastructure would increase repair costs and may expose Idaho Power to claims for personal injury or property damage. Further, the transmission system in Idaho Power's service territory is constrained, limiting the ability to transmit electric energy within the service territory and access electric energy from outside the service territory during high-load periods. Idaho Power's transmission facilities are also interconnected with those of third parties, and thus operation of Idaho Power's and third parties' facilities could be adversely affected by unexpected or uncontrollable events. These transmission constraints and events could result in failure to provide reliable service to customers and the inability to deliver energy from generating facilities to the power grid, or not being able to access lower cost sources of electric energy, which could have a negative effect on IDACORP's and Idaho Power's financial condition and results of operations.

Volatility in the financial markets, or denial of regulatory authority to issue debt or equity securities, may negatively affect IDACORP’s and Idaho Power’s ability to access capital and/or increase their cost of borrowing, or result in losses on investments.  IDACORP and Idaho Power use short-term and long-term debt as a significant source of liquidity and funding for capital requirements not satisfied by operating cash flow. Financial markets have in recent years experienced extreme volatility and disruption, at times resulting in a decrease in the availability of liquidity and credit for borrowers.  In a volatile credit environment, Idaho Power may be unable to issue short-term or long-term debt at reasonable interest rates or at all, one or more of the participating banks in IDACORP’s and Idaho Power’s credit facilities may default on their obligations to make loans under, or may withdraw from, the credit facilities, or IDACORP’s and Idaho Power’s access to capital may otherwise be inhibited.  In addition, at times Idaho Power has a relatively large balance of short-term investments.  Volatility in the financial markets may result in a lack of liquidity for short-term investments and declines in value of some investments.  The occurrence of any of these events could affect Idaho Power's ability to execute its business plan and adversely affect IDACORP’s and Idaho Power’s results of operations and financial condition. Further, Idaho Power is required to obtain regulatory approval in Idaho, Oregon, and Wyoming in order to borrow money or to issue securities and is therefore dependent on the public utility commissions of those states to issue favorable orders in a timely manner to permit them to finance their operations. Notably, without additional approval from those commissions, the aggregate amount of short-term borrowings by Idaho Power at any one time outstanding may not exceed $450 million. Idaho Power maintains its credit facilities primarily to provide back-up for commercial paper programs. These facilities include financial covenants that limit the amount of debt that can be outstanding as a percentage of total capital. Idaho Power's long-term debt has also been issued under an indenture that contains a number of financial covenants. Failure to maintain these covenants could preclude IDACORP and Idaho Power from issuing commercial paper, borrowing under their credit facilities, or issuing long-term debt, and could trigger a default and repayment obligation under debt instruments, which could adversely impact IDACORP's and Idaho Power's financial condition and liquidity.

A downgrade in IDACORP’s and Idaho Power’s credit ratings could affect the companies’ ability to access capital, increase their cost of borrowing, and require the companies to post collateral with transaction counterparties.  Access to capital markets is important to IDACORP's and Idaho Power's ability to operate and to complete capital projects, including its planned transmission projects. Credit rating agencies periodically review the corporate credit ratings and long-term ratings of IDACORP and Idaho Power. These ratings are premised on financial ratios and performance, the regulatory environment and mechanisms, management and their effectiveness, resource risks and power supply costs, and other factors. These ratings impact access to, and the cost of, borrowing.  IDACORP and Idaho Power also have borrowing arrangements that rely on the ability of the banks to fund loans or support commercial paper, a principal source of short-term financing.  Downgrades of IDACORP’s or Idaho Power’s credit ratings, or those affecting relationship banks, could limit the companies’ ability to access capital, including commercial paper markets, require the companies to pay a higher interest rate on their debt, and require the companies to post additional performance assurance collateral with transaction counterparties.

Idaho Power’s risk management policy and programs relating to economically hedging power and gas exposures, financial and interest rate risk, and counterparty creditworthiness may not always perform as intended, and as a result IDACORP and Idaho Power may suffer economic losses.  Idaho Power enters into transactions to hedge its positions in coal, natural gas, power, and other commodities, and enters into financial hedges to mitigate in part price exposure. IDACORP and Idaho Power could recognize financial losses as a result of volatility in the market value of these contracts or if a counterparty fails to perform. The derivative instruments might not offset the underlying exposure being mitigated as intended, due to pricing inefficiencies or other terms of the derivative instruments, and any such failure to mitigate exposure could result in financial losses. Further, forecasts of future fuel needs and loads and available resources to meet those loads are inherently uncertain and may cause Idaho Power to over- or under-hedge actual resource needs, exposing the company to market risk on the over- or under-hedged position.  To the extent that commodity markets are illiquid, Idaho Power may not be able to execute its risk management strategies, which could result in undesired over-exposure to unhedged positions. As a result, risk management actions may adversely affect IDACORP’s and Idaho Power’s financial condition and results of operations.

Idaho Power could be subject to penalties and operational changes if it violates mandatory reliability and security requirements, which could adversely impact IDACORP's and Idaho Power's results of operations and financial condition. As an owner and operator of a bulk power transmission system, Idaho Power is subject to mandatory reliability standards issued by the North American Electric Reliability Corporation and enforced by the Federal Energy Regulatory Commission. The standards are based on the functions that need to be performed to ensure the bulk power system operates reliably and are guided by reliability and market interface principles. Compliance with reliability standards subjects Idaho Power to higher operating costs and increased capital expenditures. Further, Idaho Power has received in recent years notices of violations from, and regularly self-reports reliability standard compliance issues to, the Federal Energy Regulatory Commission, the North American Electric Reliability Corporation, and the Western Electricity Coordinating Council, as applicable.  Potential monetary and non-monetary penalties for a violation of Federal Energy Regulatory Commission regulations may be substantial, and in some circumstances monetary penalties may be as high as $1 million per day per violation.  The imposition of penalties on Idaho Power could have a negative effect on its and IDACORP’s results of operations and financial condition.

Federally mandated purchases of power from PURPA power projects, and integration of power generated from those projects into Idaho Power's system, may increase costs and decrease system reliability, and adversely affect Idaho Power's and IDACORP's results of operations and financial condition. An abundance of intermittent, non-dispatchable wind power generation at times when Idaho Power has available lower-cost resources to meet load demands has an impact on the operation of Idaho Power's hydroelectric generation plants, system reliability, power supply costs, and the wholesale power markets in the Pacific Northwest. Wind power generated from PURPA projects, which Idaho Power is generally obligated to purchase regardless of the then-current load demand or wholesale energy market prices, increases the likelihood and frequency that Idaho Power will be required to reduce output from its lower-cost hydroelectric and fossil fuel-fired generation resources, increasing power purchase costs. Further, balancing load and generation from Idaho Power's power generation portfolio is challenging, and Idaho Power expects that its operational costs will increase as a result of its efforts to integrate intermittent, non-dispatchable power from a large number of PURPA power projects. Recent efforts to obtain further authorization to curtail certain intermittent power sources during light-load times have been unsuccessful. Idaho Power anticipates that costs will escalate as the volume of wind and other intermittent power on Idaho Power's system increases, which may negatively affect IDACORP's and Idaho Power's results of operations and financial condition.

The performance of pension and postretirement benefit plan investments and other factors impacting plan costs and funding obligations could adversely affect IDACORP's and Idaho Power's financial condition and results of operations - primarily cash flows and liquidity.  Idaho Power provides a noncontributory defined benefit pension plan covering most employees, as well as a defined benefit postretirement benefit plan (consisting of health care and death benefits) that covers eligible retirees.  Costs of providing these benefits are based in part on the value of the plans' assets and, therefore, adverse investment performance for these assets could increase Idaho Power’s plan costs and funding requirements related to the plans.  The key actuarial assumptions that affect funding obligations are the expected long-term return on plan assets and the discount rate used in determining future benefit obligations.  Idaho Power evaluates the actuarial assumptions on an annual basis, taking into account changes in market conditions, trends, and future expectations.  Estimates of future equity and debt market performance, changes in interest rates, and other factors Idaho Power and its actuary firms use to develop the actuarial assumptions are inherently uncertain, and actual results could vary significantly from the estimates.  Changes in demographics, including timing of retirements or changes in life expectancy assumptions, may also increase Idaho Power's plan costs and funding requirements.  Future pension funding requirements and the timing of funding payments are also subject to the impacts of changes in legislation. Depending on the timing of contributions to the plans and Idaho Power's ability to recover costs through rates, cash contributions to the plans could reduce the cash available for the companies' businesses and dividends. For additional information regarding Idaho Power's funding obligations under its benefit plans, see Note 11 - "Benefit Plans" to the consolidated financial statements included in this report.

As a holding company, IDACORP does not have its own operating income and must rely on the cash flows from its subsidiaries to pay dividends and make debt payments.  IDACORP is a holding company with no significant operations of its own, and its primary assets are shares or other ownership interests of its subsidiaries, primarily Idaho Power.  IDACORP’s subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts to IDACORP, whether through dividends, loans, or other payments.  The ability of IDACORP’s subsidiaries to pay dividends or make distributions to IDACORP depends on several factors, including each subsidiary's actual and projected earnings and cash flow, capital requirements and general financial condition, regulatory restrictions, covenants contained in credit facilities to which they are parties, and the prior rights of holders of their existing and future first mortgage bonds and other debt or equity securities. Further, the amount and payment of dividends is at the discretion of the board of directors, which may reduce or cease payment of dividends at any time. See Item 5 - "Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities" in this report for a further description of restrictions on IDACORP's and Idaho Power's payment of dividends.

Employee workforce factors, including the impacts of an aging workforce with specialized utility-specific functions, could increase costs and adversely affect IDACORP's and Idaho Power's financial condition and results of operations.  Idaho Power is subject to workforce factors, including loss or retirement of key personnel, availability of qualified personnel, an aging workforce, and impacts of efforts to organize the workforce. A unionization attempt that was launched in late-2012 was unsuccessful, but does not prevent future unionization attempts. Idaho Power’s operations require a skilled workforce to perform specialized utility functions. Many of these positions, such as linemen, grid operators, and generation plant operators, require extensive, specialized training.  Idaho Power expects that a significant portion of its skilled workforce will be retiring within the current decade, which will require Idaho Power to attract, train, and retain skilled workers to prevent a loss of institutional knowledge and avoid a skills gap.  Without a skilled workforce, Idaho Power’s ability to provide quality service to its customers and meet regulatory requirements will be challenging, which could negatively affect earnings.  The costs associated with attracting and retaining appropriately qualified employees to replace an aging and skilled workforce could have a negative effect on IDACORP's and Idaho Power's financial condition and results of operations.

IDACORP and Idaho Power are subject to costs and other effects of legal and regulatory proceedings, disputes, and claims.  From time to time in the normal course of business IDACORP and Idaho Power are subject to various lawsuits, regulatory proceedings, disputes, and claims that could result in adverse judgments or settlements, fines, penalties, injunctions, or other relief. These matters are subject to a number of uncertainties, and as a result management is often unable to predict the outcome of a matter. As an example, over the past decade Idaho Power has been a party to proceedings relating to high prices for electricity, energy shortages, and blackouts in California and in western wholesale markets during 2000 and 2001, which caused numerous purchasers of electricity in those markets to initiate proceedings seeking refunds or other forms of relief and the Federal Energy Regulatory Commission to initiate its own investigations. While Idaho Power has largely disposed of direct claims in those proceedings, the settlements and associated Federal Energy Regulatory Commission orders did not eliminate the potential for speculative "ripple claims," which involve potential claims for refunds from an upstream seller of power based on a finding that its downstream buyer was liable for refunds as a seller of power during the relevant period. Idaho Power's settlement payments in those proceedings have been relatively small to date, but the legal costs of defending the claims over the past decade have been substantial. In recent years, Idaho Power has also been a party to legal proceedings advanced by private parties relating to alleged violations of environmental laws at coal-fired plants. The legal costs and final resolution of matters in which IDACORP or Idaho Power are involved could have a negative effect on their financial condition and results of operations. Similarly, the terms of resolution could require the companies to change their business practices and procedures, which could also have a negative affect on their financial positions and results of operations.

Acts or threats of terrorism, cyber attacks, security breaches, and other acts of individuals or groups seeking to disrupt Idaho Power's operations, or the businesses of third parties, could negatively impact IDACORP's and Idaho Power's financial condition and results of operations.  Idaho Power's generation and transmission facilities are potential targets for terrorist acts and threats, as well as cyber attacks and other disruptive activities of individuals or groups.  Some of Idaho Power's facilities are deemed "critical infrastructure," in that incapacity or destruction of the facilities could have a debilitating impact on security, reliability or operability of the bulk electric power system, national economic security, national public health or safety, or any combination of those matters. The possibility that infrastructure facilities, such as generation facilities and electric transmission facilities, would be direct targets of, or indirect casualties of, an act of terror or cyber attack (whether originating internally or externally) may affect Idaho Power's operations by limiting the ability to generate, purchase, or transmit power and by delaying the development and construction of new generating and transmission facilities and capital improvements to existing facilities.  These events, and governmental actions in response, could result in a material decrease in revenues and significant additional costs to repair and insure Idaho Power's assets, and could further adversely affect Idaho Power's operations by contributing to disruption of supplies and markets for natural gas or coal used to fuel gas- or coal-fired power plants.

In the normal course of business, Idaho Power collects, processes, and retains sensitive and confidential customer and proprietary information, and operates systems that directly impact the availability of electric power and the transmission of electric power in the electric grid.  Despite the security measures in place, Idaho Power's facilities and systems could be vulnerable to security breaches, data leakage, or other similar events that could interrupt operations, exposing Idaho Power to liability.  Those breaches and events may result from acts of Idaho Power employees, contractors, or third parties. If Idaho Power's information technology and security systems were to fail or be breached and Idaho Power were unable to recover the systems and/or data in a timely manner, Idaho Power may be unable to fulfill critical business functions. In such case, confidential and proprietary business, employee, or customer information could be compromised, exposing Idaho Power to liability and causing business disruptions, which could negatively affect Idaho Power's business operations and IDACORP's and Idaho Power's financial condition and results of operations.

Idaho Power's business and operations may be adversely affected by its inability to successfully implement information technology projects. Idaho Power has undertaken several multi-year company-wide information technology solution upgrades intended to replace existing software and systems, some of which have been completed and some of which are ongoing or in early stages. These projects include a new customer information system implemented in 2013, Idaho Power's SmartGrid initiative, and the current migration from Idaho Power's existing mainframe system to an open system. Idaho Power is also implementing systems to augment and improve its ability to pinpoint the sources of electric system outages, respond to them more quickly, and focus repair efforts. Implementation of these information systems and technology solutions is complex, expensive, and time consuming. If Idaho Power does not successfully implement the new systems and processes, or if the systems do not operate as intended or cause data or operational errors, it could result in substantial disruptions to Idaho Power's business, which could have a material adverse effect on IDACORP's and Idaho Power's results of operations and financial condition.

Changes in tax laws and regulations, or differing interpretation or enforcement of applicable laws by the Internal Revenue Service or other taxing jurisdictions, could have a material adverse impact on IDACORP’s or Idaho Power’s financial condition and results of operations.  IDACORP and Idaho Power must make judgments and interpretations about the application of the law when determining the provision for taxes.  The companies’ tax obligations include income, real estate, public utility, municipal, sales and use, business and occupation, and employment-related taxes and ongoing issues related to these taxes.  These judgments may include reserves for potential adverse outcomes regarding tax positions that may be subject to challenge by taxing authorities.  In recent years, tax settlements, as well as state regulatory mechanisms with tax-related provisions (such as Idaho Power's December 2011 settlement with the Idaho Public Utilities Commission), have significantly impacted IDACORP's and Idaho Power's results of operations. The outcome of ongoing and future income tax proceedings, or the state public utility commissions' treatment of those tax outcomes, could differ materially from the amounts IDACORP and Idaho Power record prior to conclusion of those proceedings, and the difference could negatively affect IDACORP’s and Idaho Power’s earnings and cash flows.  Further, in some instances the treatment from a ratemaking perspective of any tax benefits could be different than IDACORP or Idaho Power anticipate or request from applicable state regulatory commissions, which could have a negative effect on their financial condition and results of operations.

Changes in accounting standards or Securities and Exchange Commission rules may impact IDACORP's and Idaho Power's financial results and disclosures. The Financial Accounting Standards Board and the Securities and Exchange Commission may make changes to accounting standards that impact presentation and disclosures of financial condition and results of operations. Further, new accounting orders issued by the Federal Energy Regulatory Commission could significantly impact IDACORP's and Idaho Power's reported financial condition. Idaho Power meets conditions under generally accepted accounting principles to reflect the impact of regulatory decisions in its financial statements and to defer certain costs as regulatory assets until those costs are collected in rates, and to defer some items as regulatory liabilities.  Idaho Power expects to recover its regulatory assets from customers through rates but recovery is subject to review by the regulatory bodies.  If recovery of these amounts ceases to be probable, if Idaho Power determines that it no longer meets the criteria for applying regulatory accounting, or if accounting rules change to no longer provide for regulatory assets and liabilities, Idaho Power could be required to eliminate some or all of those regulatory assets or liabilities.  Any of these circumstances could result in write-offs and have a material effect on IDACORP's and Idaho Power’s financial condition and results of operations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Idaho Power's properties consist of the physical assets necessary to support its utility operations, which include generation, transmission, and distribution facilities, as well as coal assets that support one of its coal-fired generation plants. In addition to these physical assets, Idaho Power has rights-of-way and water rights that enable it to use its facilities. Idaho Power’s system is comprised of 17 hydroelectric generating plants located in southern Idaho and eastern Oregon, three natural gas-fired plants in southern Idaho, and interests in three coal-fired steam electric generating plants located in Wyoming, Nevada, and Oregon.  As of December 31, 2013, the system also includes approximately 4,856 pole-miles of high-voltage transmission lines, 24 step-up transmission substations located at power plants, 24 transmission substations, 10 switching stations, 228 energized distribution substations (excluding mobile substations and dispatch centers), and approximately 26,817 pole-miles of distribution lines.

Idaho Power holds FERC licenses for all of its hydroelectric projects that are subject to federal licensing.  Relicensing of Idaho Power’s hydroelectric projects is discussed in Item 7 - “MD&A – Regulatory Matters – Relicensing of Hydroelectric Projects.” Idaho Power's hydroelectric projects and other owned and co-owned generating facilities and their nameplate capacities are listed below.

Project	Nameplate Capacity (kW)(1)	License Expiration
Hydroelectric Projects:
Properties Subject to Federal Licenses:
Lower Salmon	60,000	2034
Bliss	75,000	2034
Upper Salmon	34,500	2034
Shoshone Falls	12,500	2034
CJ Strike	82,800	2034
Upper Malad - Lower Malad	21,770	2035
Brownlee - Oxbow - Hells Canyon (Hells Canyon Complex)	1,166,900	2005	(2)
Swan Falls	27,170	2042
American Falls	92,340	2025
Cascade	12,420	2031
Milner	59,448	2038
Twin Falls	52,897	2040
Other Hydroelectric:
Clear Lakes - Thousand Springs	11,300
Total Hydroelectric	1,709,045
Steam and Other Generating Plants:
Jim Bridger (coal-fired)(3)	770,501
North Valmy (coal-fired)(3)	283,500
Boardman (coal-fired)(3)(4)	64,200
Danskin (gas-fired)	270,900
Langley Gulch (gas-fired)	318,452
Bennett Mountain (gas-fired)	172,800
Salmon (diesel-internal combustion)	5,000
Total Steam and Other	1,885,353
Total Generation	3,594,398
(1) Actual generation capacity from a facility may be greater or less than the rated nameplate generation capacity.
(2) Licensed on an annual basis while the application for a new multi-year license is pending.
(3) Idaho Power’s ownership interests are 33 percent for Jim Bridger, 50 percent for Valmy, and 10 percent for Boardman. Amounts shown represent Idaho Power’s share.
(4) Pursuant to an Oregon Environmental Quality Commission plan and associated rules, the Boardman power plant is scheduled for cessation of coal-fired operations by December 31, 2020.

IDACORP's and Idaho Power's headquarters are located in Boise, Idaho. The corporate headquarter campus is comprised of approximately 306,000 square feet of owned office space and approximately 51,000 square feet of leased office space. Excluding Idaho Power's power generation facilities and substations, Idaho Power owns an additional 600,000 square feet of office, warehouse, and industrial space to support its operations in Idaho and Oregon.

Idaho Power owns all of its interests in principal plants and other important units of real property, except for portions of certain projects licensed under the FPA and reservoirs and other easements.  Substantially all of Idaho Power’s property is subject to the lien of its Mortgage and Deed of Trust and the provisions of its project licenses.  Idaho Power’s property is subject to minor defects common to properties of such size and character that it believes do not materially impair the value to, or the use by, Idaho Power of such properties.  Idaho Power considers its properties to be well-maintained and in good operating condition.

IERCo owns a one-third interest in BCC and coal leases near the Jim Bridger generating plant in Wyoming from which coal is mined and supplied to the plant. Ida-West holds 50-percent interests in nine hydroelectric plants that have a total generating capacity of 45 MW.  These plants are located in Idaho and California.

ITEM 3.  LEGAL PROCEEDINGS

Refer to Note 10 – “Contingencies” to IDACORP’s and Idaho Power’s consolidated financial statements included in this report.

ITEM 4.  MINE SAFETY DISCLOSURES
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 of this report.
PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

IDACORP’s common stock, without par value, is traded on the New York Stock Exchange (NYSE).  On February 14, 2014, there were 11,370 holders of record of IDACORP common stock and the closing stock price was $54.23 per share.  The outstanding shares of Idaho Power’s common stock, $2.50 par value, are held by IDACORP and are not traded.  IDACORP became the holding company of Idaho Power on October 1, 1998.

The amount and timing of dividends paid on IDACORP’s common stock are within the sole discretion of IDACORP’s board of directors.  The board of directors reviews the dividend rate quarterly to determine its appropriateness in light of IDACORP’s current and long-term financial position and results of operations, capital requirements, rating agency requirements, contractual and regulatory restrictions, legislative and regulatory developments affecting the electric utility industry in general and Idaho Power in particular, competitive conditions, and any other factors the board of directors deems relevant.  The ability of IDACORP to pay dividends on its common stock is dependent upon dividends paid to it by its subsidiaries, primarily Idaho Power. At its November 2011 meeting, the IDACORP board of directors adopted a dividend policy for IDACORP that provides for a target long-term dividend payout ratio of between 50 and 60 percent of sustainable IDACORP earnings, with the flexibility to achieve that payout ratio over time and to adjust the payout ratio or to deviate from the target payout ratio from time to time based on the various factors that drive the board of director's dividend decisions. Notwithstanding the dividend policy adopted by the IDACORP board of directors, the dividends IDACORP pays remain in the discretion of the board of directors who, when evaluating the dividend amount, will take into account the foregoing factors, among others.

A covenant under IDACORP’s credit facility and Idaho Power’s credit facility described in Part II, Item 7 - “MD&A – Liquidity and Capital Resources - Financing Programs and Available Liquidity – IDACORP and Idaho Power Credit Facilities” requires IDACORP and Idaho Power to maintain leverage ratios of consolidated indebtedness to consolidated total capitalization, as defined in the respective credit facilities, of no more than 65 percent at the end of each fiscal quarter.

Idaho Power’s Revised Code of Conduct approved by the IPUC on April 21, 2008, states that Idaho Power will not pay any dividends to IDACORP that will reduce Idaho Power’s common equity capital below 35 percent of its total adjusted capital without IPUC approval.  Idaho Power’s ability to pay dividends on its common stock held by IDACORP and IDACORP’s ability to pay dividends on its common stock are limited to the extent payment of such dividends would violate the covenants or Idaho Power’s Code of Conduct.  At December 31, 2013, the leverage ratios for IDACORP and Idaho Power were 48 percent and 49 percent, respectively.  Based on these restrictions, IDACORP’s and Idaho Power’s dividends were limited to $945 million and $848 million, respectively, at December 31, 2013.  Idaho Power must obtain approval of the OPUC before it can directly or indirectly loan funds or issue notes or give credit on its books to IDACORP.

Idaho Power’s articles of incorporation contain restrictions on the payment of dividends on its common stock if preferred stock dividends are in arrears.  Idaho Power has no preferred stock outstanding.  IDACORP and Idaho Power paid dividends of $79 million, $69 million, and $60 million in 2013, 2012, and 2011, respectively.

On September 19, 2013, IDACORP's board of directors voted to increase the quarterly dividend to $0.43 per share of IDACORP common stock, from the prior dividend amount of $0.38 per share of IDACORP common stock, commencing with the dividend payable December 2, 2013. For additional information relating to IDACORP and Idaho Power dividends, including restrictions on IDACORP's and Idaho Power's payment of dividends, see Note 6 - “Common Stock” to the consolidated financial statements included in this report.

The following table shows the reported high and low sales price of IDACORP’s common stock and dividends paid for 2013 and 2012 as reported by the NYSE.

	2013			2012
Quarter	High	Low	Dividends paid per share	High	Low	Dividends paid per share
1st	$48.53	$43.13	$0.38	$42.89	$39.66	$0.33
2nd	50.16	46.03	0.38	42.22	38.17	0.33
3rd	54.74	45.62	0.38	44.03	41.00	0.33
4th	53.99	47.57	0.43	45.67	40.18	0.38

During 2013, 2012, and 2011, Idaho Power paid dividends to its parent, IDACORP, in the amounts shown in Idaho Power's Consolidated Statements of Retained Earnings included in this report.

IDACORP, Inc. did not repurchase any shares of its common stock during the fourth quarter of 2013.

Performance Graph

The following performance graph shows a comparison of the five-year cumulative total shareholder return for IDACORP common stock, the S&P 500 Index, and the Edison Electric Institute (EEI) Electric Utilities Index.  The data assumes that $100 was invested on December 31, 2008, with beginning-of-period weighting of the peer group indices (based on market capitalization) and monthly compounding of returns.
Source:  Bloomberg and EEI

	2008	2009	2010	2011	2012	2013
IDACORP	$100.00	$113.55	$136.09	$160.93	$170.06	$210.04
S&P 500	100.00	126.45	145.52	148.55	172.29	228.04
EEI Electric Utilities Index	100.00	110.71	118.50	142.18	145.15	164.03

The foregoing performance graph and data shall not be deemed “filed” as part of this Form 10-K for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section and should not be deemed incorporated by reference into any other filing of IDACORP or Idaho Power under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent IDACORP or Idaho Power specifically incorporates it by reference into such filing.

ITEM 6.  SELECTED FINANCIAL DATA

IDACORP, Inc.(1)
SUMMARY OF OPERATIONS
(thousands of dollars, except per share amounts and statistics)
	2013	2012	2011	2010	2009
Operating revenues	$1,246,214	$1,080,662	$1,026,756	$1,036,029	$1,049,800
Operating income	291,742	242,602	155,352	191,811	196,363
Net income attributable to IDACORP, Inc.	182,417	173,014	169,981	145,018	126,384
Diluted earnings per share	3.64	3.46	3.43	3.00	2.68
Dividends declared per share	1.57	1.37	1.20	1.20	1.20

Financial Condition:
Total assets	5,364,563	5,291,290	4,925,319	4,635,304	4,194,287
Long-term debt (including current portion)	1,616,322	1,537,696	1,488,614	1,610,859	1,419,070

Financial Statistics:
Times interest charges earned:
Before tax(2)	3.87	3.41	2.48	2.78	3.02
After tax(3)	3.06	3.02	3.00	2.69	2.62
Book value per share(4)	$36.84	$34.73	$32.76	$30.51	$28.62
Market-to-book ratio(5)	141%	125%	129%	121%	112%
Payout ratio(6)	43%	40%	35%	40%	45%
Return on year-end common equity(7)	9.9%	9.9%	10.4%	9.6%	9.2%

(1) All previously reported Net income attributable to IDACORP, Inc., Diluted earnings per share amounts, Total assets, Times interest charges earned, Book value per share, Market-to-book ratio, Payout ratio, and Return on year-end common equity have been adjusted to reflect the adoption of ASU 2014-01. See Note 1 to the consolidated financial statements included in this report.

The financial statistics listed above are calculated in the following manner:
(2) The sum of interest on long-term debt, other interest expense excluding AFUDC credits, and income before income taxes divided by the sum of interest on long-term debt and other interest expense excluding AFUDC credits.

(3) The sum of interest on long-term debt, other interest expense excluding AFUDC credits, and income from continuing operations divided by the sum of interest on long-term debt and other interest expense excluding AFUDC credits.

(4) Total equity, excluding non-controlling interests, at the end of the year divided by shares outstanding at the end of the year.
(5) The closing price of IDACORP stock on the last day of the year divided by the book value per share, which is described in footnote (3) above.
(6) Dividends paid per common share divided by diluted earnings per share.
(7) Net income attributable to IDACORP, Inc. divided by total equity, excluding non-controlling interests, at the end of the year.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), the general financial condition and results of operations for IDACORP, Inc. and its subsidiaries (collectively, IDACORP) and Idaho Power Company and its subsidiary (collectively, Idaho Power) are discussed. While reading the MD&A, please refer to the accompanying consolidated financial statements of IDACORP and Idaho Power.  Also refer to "Cautionary Note Regarding Forward-Looking Statements" and Part 1 - Item 1A - "Risk Factors" in this report for important information regarding forward-looking statements made in this MD&A and elsewhere in this report.

IDACORP is a holding company formed in 1998 whose principal operating subsidiary is Idaho Power.  IDACORP’s common stock is listed and trades on the New York Stock Exchange under the trading symbol “IDA”. Idaho Power is an electric utility with a service territory covering approximately 24,000 square miles in southern Idaho and eastern Oregon.  Idaho Power provided electric service to approximately 508,000 general business customers as of December 31, 2013.  As a regulated utility, many of Idaho Power's fundamental business decisions are subject to the approval of governmental agencies. Idaho Power is under the jurisdiction (as to rates, service, accounting, and other general matters of utility operation) of the Idaho Public Utilities Commission (IPUC), the Public Utility Commission of Oregon (OPUC), and the Federal Energy Regulatory Commission (FERC). The IPUC and OPUC determine the rates that Idaho Power charges to its general business customers. Idaho Power is also under the regulatory jurisdiction of the IPUC, the OPUC, and the Public Service Commission of Wyoming as to the issuance of debt and equity securities. As a public utility under the Federal Power Act, Idaho Power has authority to charge market-based rates for wholesale energy sales under its FERC tariff and to provide transmission services under its open access transmission tariff (OATT).  Idaho Power uses general rate cases, cost adjustment mechanisms, and subject-specific filings to recover its costs of providing service and the costs of its energy efficiency and demand-response programs, and to seek to earn a return on investment.

Idaho Power generates revenues and cash flows primarily from the sale and distribution of electricity to customers in its Idaho and Oregon service territories, as well as from the wholesale sale and transmission of electricity.  Idaho Power’s revenues and income from operations are subject to fluctuations during the year due to the impacts of seasonal weather conditions on demand for electricity, availability of water for hydroelectric generation, price changes, customer usage patterns (which are affected in large part by the condition of the economy across the service territory), and the availability and price of purchased power and fuel.  Idaho Power experiences its highest retail energy sales during the summer irrigation and cooling season, with a lower peak in the winter that generally results from heating demand.  IDACORP’s and Idaho Power’s financial condition are also affected by regulatory decisions through which Idaho Power seeks to recover its costs on a timely basis and earn an authorized return on investment, and by the ability to obtain financing through the issuance of debt and/or equity securities.

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

EXECUTIVE OVERVIEW

Management's Outlook

In recent years Idaho Power has seen positive growth in its customer count and associated positive impacts on Idaho Power's revenue. To encourage responsible and sustainable growth, and as part of its planning for the future, Idaho Power actively participates in and supports state and local economic development initiatives. Idaho Power's biennial Integrated Resource Plan (IRP) seeks to identify cost-effective and responsible means for Idaho Power to address customer growth. Recent infrastructure investments, such as the Langley Gulch power plant, and future anticipated infrastructure projects, including those identified in the 2013 IRP, are intended to help ensure Idaho Power continues to provide reliable service to existing customers while at the same time meeting expected future customer growth. Idaho Power has also invested significant capital in recent years to maintain and replace aging assets and to build for the future. Idaho Power expects to continue these significant levels of capital investment going forward. Idaho Power's substantial capital projects include upgrades to generation plants, a multi-year plan for replacements of underground conductor, and ongoing system upgrades, as well as continued progress on the Boardman-to-Hemingway and Gateway West 500-kV transmission lines. As of the date of this report, Idaho Power estimates capital expenditures of $1.47 billion to $1.56 billion from 2014 through 2018.

In tandem with this growth, Idaho Power operates within what it believes to be a constructive regulatory framework, achieved through general rate cases, subject-specific rate filings, and cost recovery mechanisms that share risks and benefits with Idaho Power customers. To further complement these efforts, Idaho Power has also been focusing on controlling operating, maintenance, and capital costs through process review and improvement initiatives, and by empowering employees to identify new means to reduce costs, increase efficiencies, and enhance individual and enterprise performance for the benefit of IDACORP's shareholders, Idaho Power's customers, and both companies' other stakeholders.

Another area of recent focus has been IDACORP's dividend. In November 2011, IDACORP's board of directors adopted a target dividend payout ratio of between 50 and 60 percent of sustainable IDACORP earnings. During 2012, IDACORP's quarterly dividend was increased from $0.30 to $0.38 per share, and in September 2013 the quarterly dividend was increased again, to $0.43 per share. Idaho Power's need and ability to construct infrastructure, the availability of timely regulatory recovery of costs associated with that construction, and IDACORP's earnings, among other factors discussed elsewhere in this report, all influence dividend decisions. A number of recent positive outcomes in those areas, such as the completion of the Langley Gulch power plant in June 2012 and inclusion of associated costs in rates, combined with the corresponding impact on IDACORP's financial performance, have been important elements that IDACORP's board of directors has considered in its recent dividend decisions. IDACORP anticipates the potential for further growth in the dividend as the company and board of directors weigh factors governing dividend decisions and continues to work toward its target dividend payout ratio.

Brief Overview of 2013 Results

IDACORP's 2013 earnings per diluted share of $3.64 were $0.18 above its 2012 earnings per diluted share of $3.46 and reflect the impacts of a full year of Langley Gulch-related rate increases that went into effect during mid-2012, combined with increased weather-related sales across all customer classes. IDACORP's 2013 and 2012 results also reflect the retrospective adoption of Accounting Standards Update No. 2014-01, which increased earnings per share by $0.10 and $0.09, respectively, as compared to what would have been reported under the previous method of accounting. See Note 1 to the consolidated financial statements included in this report for a further description of the nature and impact of this adoption. Idaho Power's 2013 return on year-end equity in the Idaho jurisdiction again exceeded 10.0 percent, triggering the sharing mechanism in Idaho Power's December 2011 IPUC settlement agreement discussed below. Triggering of the sharing mechanism resulted in a $24.1 million reduction to operating income for 2013, reflecting earnings to be shared with Idaho customers to reduce future rates. A more specific discussion of the factors influencing IDACORP's and Idaho Power's results for 2013, including a quantification of their respective impacts, is included below in this MD&A.

2013 Accomplishments and 2014 Initiatives

IDACORP’s business strategy emphasizes Idaho Power as IDACORP’s core business. For the past several years, Idaho Power has been implementing its three-part strategy of responsible planning, responsible development and protection of resources, and responsible energy use to ensure adequate energy supplies. This strategy is described in Part I, Item 1 - "Business" of this report. Examples of IDACORP's and Idaho Power's achievements during 2013 under its three-part business strategy include:

•	earnings growth for a sixth consecutive year;

•	execution of business optimization initiatives, resulting in operations and maintenance costs in 2013 that are largely consistent with costs in 2012;

•	reduced employee count through planned retirements, natural attrition, and business optimization;

•	transition to a new customer information and billing system, which is the final component of Idaho Power's Smart Grid project;

•	continued progress toward the permitting of the Boardman-to-Hemingway and Gateway West 500-kV transmission projects;

•	achievement of Idaho Power's original goal, announced in 2009, to reduce CO2 emissions by 10 to 15 percent below 2005 emissions for the four-year period 2010 through 2013;

•	continued progress toward achieving IDACORP's previously adopted dividend policy, by increasing the quarterly dividend 13.2 percent from $0.38 per share to $0.43 per share during 2013; and

•
Idaho Power's ranking improved from 39 to 29 in the annual "40 Best Energy Companies" list published by Public Utilities Fortnightly, and Idaho Power was one of nine energy companies out of 150 evaluated to be named as a "sustainable utility leader" by Target Rock Advisors.

For 2014, in addition to its specific projects, Idaho Power has established a number of organizational initiatives, including the following:

•	emphasize and enhance its enterprise safety culture;

•	actively manage its costs and ability to fund planned capital investments by seeking to better optimize business practices, and maintain or improve capital liquidity and credit ratings;

•	continue to emphasize innovative approaches to regulatory strategy;

•	promote economic development through collaboration with the states of Idaho and Oregon to attract new businesses that fit Idaho Power's resource and load profile mix;

•
focus on operational excellence through responsible resource planning, by matching resources to customer loads, managing the impacts of environmental regulations, maintaining Idaho Power's hydroelectric base, and enhancing power quality and reliability and customer satisfaction;

•	continued progress toward federal relicensing for the Hells Canyon Complex (HCC) hydroelectric facility;

•	continued progress toward achieving the extended CO2 intensity reduction goal of 10 to 15 percent below 2005 CO2 emission intensity, for the period from 2010 through 2015; and

•	address workforce attrition associated with anticipated retirements, with targeted succession planning and training programs.

Overview of General Factors and Trends Affecting Results of Operations and Financial Condition

IDACORP's and Idaho Power's results of operations and financial condition are affected by regulatory, operational, weather-related, economic, and other factors, many of which are described below.

Timely Regulatory Cost Recovery:  The price that Idaho Power is authorized to charge for its electric service is a critical factor in determining IDACORP's and Idaho Power's results of operations and financial condition. Because of the significant impact of ratemaking decisions, and in furtherance of its goal of advancing a purposeful regulatory strategy, Idaho Power has focused on timely recovery of its costs through filings with the company's regulators, and on the prudent management of expenses and investments. Effective implementation of Idaho Power's regulatory strategy is particularly important in an economic climate that continues to put pressure on regulators to limit rate increases or take other actions to mitigate the impact of rate increases on customers. The number of regulatory filings from 2010 through 2013 exceeded historical averages. Idaho Power will be evaluating its regulatory strategy and options during 2014, and if deemed appropriate could file an application for a general rate change or for extension of the terms of the existing December 2011 regulatory settlement described below. During February 2014, Idaho Power held preliminary discussions with the IPUC Staff regarding such an extension.

The most significant rate proceedings during 2012 and 2013 that have impacted revenues are listed below. Additional important regulatory matters are also discussed in "Regulatory Matters" in this MD&A and in Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report.

Proceeding	Description	Status
Langley Gulch Power Plant	Request for recovery of and return on Idaho Power's investment in the Langley Gulch power plant, including operating costs	IPUC approved a $58.1 million increase in rates, effective July 1, 2012; OPUC approved a $3.0 million increase in rates effective October 1, 2012
Idaho Jurisdiction Power Cost Adjustment (PCA) - 2012	Annual Idaho-jurisdiction PCA mechanism rate change	IPUC approved a $43.0 million increase in PCA rates, effective for the period from June 1, 2012 to May 31, 2013
2011 Revenue Sharing	Rate adjustment pursuant to January 2010 settlement agreement	IPUC approved using $27.1 million of sharing to reduce PCA rates.
Idaho Jurisdiction PCA - 2013	Annual Idaho-jurisdiction PCA mechanism rate change	IPUC approved a $121.3 million net increase in PCA rates, effective for the period from June 1, 2013 to May 31, 2014
2012 Revenue Sharing	Rate adjustment pursuant to December 2011 settlement agreement	IPUC approved using $7.2 million of sharing against PCA rates, effective for the period from June 1, 2013 to May 31, 2014
Depreciation for Non-AMI Meters	Application for removal from rates of accelerated depreciation expense associated with non-advanced metering infrastructure (AMI) metering equipment	IPUC approved a $10.6 million decrease in rates and associated depreciation expense, effective June 1, 2012

In December 2011, the IPUC approved a settlement stipulation that permits Idaho Power to amortize additional accumulated deferred investment tax credits (ADITC) to help achieve a minimum 9.5 percent Idaho-jurisdiction return on year-end equity (Idaho ROE) in 2012, 2013, and 2014, subject to prescribed limits and conditions. The settlement stipulation also provides for the sharing between the company and customers of Idaho-jurisdictional earnings in excess of specified levels of Idaho ROE. Based on its Idaho ROE, in 2012 and 2013 Idaho Power recorded $21.8 million and $24.1 million provisions for sharing with customers, respectively, pursuant to the terms of the December 2011 settlement stipulation. Idaho Power did not amortize any additional ADITCs in those years. The specific terms of the settlement stipulation are described in "Regulatory Matters" in this MD&A and in Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report. While providing no assurance that Idaho Power will obtain a 9.5 percent Idaho ROE in any of the years, IDACORP and Idaho Power believe the ability to amortize additional ADITC under the settlement stipulation provides an element of earnings stability for 2014.

Idaho Power seeks to take an active approach to regulatory matters. For example, in November 2013 Idaho Power filed an application with the IPUC requesting an increase of approximately $106 million in the normalized or “base level” power supply expense to be used in the determination of the PCA rate that will become effective June 1, 2014.  While approval of the application would result in no net change in the amount collected through base rates and the PCA mechanism in the aggregate, approval of the application would decrease the amount of any base rate increase requested in Idaho Power's next general rate case application filed with the IPUC.

Economic Conditions and Customer/Load Growth: Idaho Power monitors a number of economic indicators, including employment statistics, growth in customer numbers, foreclosure rates, and other housing-related data on a national and state scale and within Idaho Power's service territory. Economic conditions can impact consumer demand for electricity, collectability of accounts, the volume of off-system sales, and the need to construct and improve infrastructure, purchase power, and implement programs to meet customer load demands. Idaho Power has observed what it believes to be a number of improvements in economic conditions in its service territory during 2012 and 2013. For example:

•
Based on Idaho Department of Labor preliminary data, the total number of persons employed in the service area in December 2013 was 451,526, eclipsing the previous peak established in December 2006, and the associated unemployment rate for the service area was 5.3 percent, compared to the State of Idaho rate of 5.7 percent. The U. S. rate stood at 6.7 percent, according to U.S.Department of Labor data.

•
Gross area product for Idaho Power's service area, as reported by Moody's Analytics, indicates growth of 2.9 percent for 2013. Moody's forecasts 2.9 percent and 3.7 percent growth in gross area product for 2014 and 2015, respectively.

•
Housing market fundamentals continue to improve when measured by foreclosure rates, market prices, new housing permits, and available supply of housing. Residential customer growth for 2013 was 1.5 percent.

•
A number of businesses have recently constructed, or are in the process of constructing, sizable facilities in Idaho Power's service territory, including office and manufacturing complexes, particularly in the food processing industry.

Based on recent economic data, Idaho Power predicts that customer growth within its service area will continue to be positive. Idaho Power's most recent load forecast predicts a 1.4 percent five-year compound annual growth rate in residential loads and a 2.1 percent five-year compound annual growth rate in residential customers. For resource planning purposes, Idaho Power's 2013 IRP, filed with the IPUC and OPUC in June 2013, included a forecasted long-term annual customer growth rate more closely aligned with the 1.1 percent growth rate it experienced in 2012. Both are improvements over the 0.8 percent average annual growth rate experienced the past 5 years, but less than the 2.6 percent average annual growth realized over the past 20 years.

Should the updated estimates of higher growth rates materialize, or were there to be a significant increase in loads due to new, unanticipated large-load customers, growth would exceed the projections included in the 2013 IRP and Idaho Power could be required to adjust its infrastructure development timing and plans accordingly.

Weather Conditions and Associated Impacts:  Weather and agricultural growing conditions have a significant impact on energy sales and the seasonality of those sales. Relatively low and high temperatures result in greater energy use for heating and cooling, respectively. During the agricultural growing season, which in large part occurs during the second and third quarters, irrigation customers use electricity to operate irrigation pumps, and weather conditions can impact the timing and degree of use of those pumps. Idaho Power also has tiered rates and seasonal rates, which contribute to increased revenues during higher-load periods, most notably during the third quarter of each year when overall customer demand is highest. In 2013, abnormally cold temperatures in the first quarter and in December drove increased demand by retail customers for the operation of electric heating systems. Warm late-spring and summer temperatures drove higher-than-normal demand for electric power for the operation of air conditioning units and irrigation equipment.

Idaho Power's hydroelectric facilities comprise nearly one-half of Idaho Power's nameplate generation capacity. However, the availability and volume of hydroelectric power generated depends on several factors - the snow pack levels in the mountains upstream of Idaho Power's facilities, reservoir storage, springtime snow pack run-off, base flows in the Snake River, spring flows, rainfall, water leases and other water rights, and other weather and stream flow considerations. Idaho Power's hydroelectric generation during 2013 was 5.7 million megawatt-hours (MWh), compared to actual generation of 8.0 million MWh in 2012 and 10.9 million MWh in 2011. Median annual hydroelectric generation is 8.4 million MWh. When hydroelectric generation is reduced, Idaho Power must rely on more expensive generation sources and purchased power - but most of the increase in power supply costs is collected from customers through the Idaho and Oregon PCA mechanisms. Conversely, in periods of greater hydroelectric generation most of the resulting decrease in power supply costs that typically occurs is returned to customers through the PCA mechanisms. Idaho Power's April 2013 request for a $140.4 million PCA rate increase for the 2013-2014 PCA collection period was largely the result of unfavorable hydroelectric conditions during the 2012-2013 PCA year and a forecast of below average hydroelectric generating conditions during the 2013-2014 PCA year.

When favorable hydroelectric generating conditions exist for Idaho Power, they also may exist for other Pacific Northwest hydroelectric facility operators – increasing the available supply of lower-cost power, lowering regional wholesale market prices, and impacting the revenue Idaho Power receives from off-system sales of its excess power. Conversely, when hydroelectric generating conditions are poor, wholesale market prices may be higher due to lower supply, but Idaho Power would generally have less surplus energy available for sale into the wholesale markets at those times. Much of the adverse or favorable impact of this volatility is addressed through the PCA mechanisms.

Fuel and Purchased Power Expense:  In addition to hydroelectric generation, Idaho Power relies significantly on coal and natural gas to fuel its generation facilities and power purchases in the wholesale markets. Fuel costs are impacted by electricity sales volumes, the terms of contracts for fuel, Idaho Power's generation capacity, the availability of hydroelectric generation resources, transmission capacity, energy market prices, and Idaho Power's hedging program for managing fuel costs. Operation of Idaho Power's Langley Gulch power plant, placed into operation in June 2012, has increased Idaho Power's use of natural gas as a generation fuel and thus its exposure to volatility in natural gas prices.

Purchased power costs are impacted by the terms of contracts for purchased power, the rate of expansion of alternative energy generation sources such as wind energy, and wholesale energy market prices. Idaho Power is obligated to purchase power from some PURPA generation projects at a specified price regardless of the then-current load demand or wholesale energy market prices. This increases the likelihood that Idaho Power will at times be required to reduce output from its lower-cost hydroelectric and fossil fuel-fired generation resources and may be required to sell in the wholesale power market the power it purchases from PURPA projects at a significant loss. Integration of intermittent, non-dispatchable resources (such as wind energy) into Idaho Power's portfolio also creates a number of complex operational challenges and risks that Idaho Power must address. Notably, integration of these sources of power into Idaho Power's portfolio does not eliminate Idaho Power's need to construct facilities and infrastructure that provide reliable power. For instance, at the time Idaho Power reached its all-time system peak demand of 3,407 MW on July 2, 2013, wind resources on Idaho Power's system, representing roughly 675 MW of nameplate capacity, were contributing only 57 MW of power due to lack of wind. Increases in federally mandated PURPA power purchases have contributed to increases in customer rates.

The Idaho and Oregon PCA mechanisms mitigate in large part the potential adverse impacts of fluctuations in power supply costs to Idaho Power, including substantially all of the Idaho-jurisdiction PURPA power purchase costs. Idaho Power also uses physical and financial forward contracts for both electricity and fuel and other hedging strategies in order to manage the risks relating to fuel and power price exposures.

Regulatory and Environmental Compliance Costs and Expenditures:  Idaho Power is subject to extensive federal and state laws, policies, and regulations, as well as regulatory actions and audits by agencies and quasi-governmental agencies, including the FERC and the North American Electric Reliability Corporation. Compliance with these requirements directly influences Idaho Power's operating environment and may significantly increase Idaho Power's operating costs. Further, potential monetary and non-monetary penalties for a violation of applicable laws or regulations may be substantial. Accordingly, Idaho Power has in place numerous compliance policies and initiatives to help ensure compliance, and periodically evaluates and updates those policies and initiatives.

In particular, environmental laws and regulations may, among other things, increase the cost of operating generation plants and constructing new facilities, require that Idaho Power install additional pollution control devices at existing generating plants, or require that Idaho Power cease operating certain generation plants. For instance, the Boardman coal-fired power plant, in which Idaho Power owns a 10-percent interest, is scheduled to cease coal-fired operations by the end of 2020, the decision for which was driven in large part by the substantial cost of environmental controls. Idaho Power expects to spend a considerable amount on environmental compliance and controls in the next decade. As legislation and regulations concerning greenhouse gas emissions develop, Idaho Power will continue to assess, to the extent determinable, the potential impact on the costs to operate its generation facilities, as well as the willingness of joint owners of power plants to fund any required pollution control equipment upgrades. To that end, in the first quarter of 2013 Idaho Power concluded cost studies and scenario analyses to assess the potential future investments necessary for the continued operation of the Jim Bridger and Valmy coal-fired generation facilities. Idaho Power published the results of the study in February 2013, concluding that planned investments in environmental controls at both plants are appropriate.

Other Notable Matters and Areas of Focus

Pension Plan Funding:  From 2011 through 2013, Idaho Power contributed $93 million to its defined benefit pension plan. Idaho Power had no minimum required contribution to its defined benefit pension plan in 2013; however, it made discretionary contributions of $30 million in 2013 to more adequately fund the plan. Idaho Power's minimum contribution requirement for 2014 is estimated at $1.4 million, though it plans to contribute at least $20 million to the pension plan during 2014.

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

Transmission Projects: Idaho Power continues to focus on expansion of its transmission system in an effort to enhance system reliability and access to wholesale markets. Its most notable transmission projects in progress are the proposed Boardman-to-Hemingway and Gateway West 500-kV transmission projects. In January 2012, Idaho Power entered into cost-sharing arrangements with third parties for the permitting phases of both projects. Construction of these projects cannot commence until all federal, state, and local regulatory requirements are met. As it relates to the Boardman-to-Hemingway project, for which Idaho Power is the project manager, environmental requirements and regulations (particularly relating to sage grouse) for the siting process have changed significantly since commencement of the project, making the identification of a suitable route for the transmission line more difficult. This has resulted in project delays and increased permitting costs. In light of the delays and siting impediments that have occurred and are expected to continue, Idaho Power estimates that the in-service date for the Boardman-to-Hemingway line would be 2020 or beyond. The Boardman-to-Hemingway line remains Idaho Power's preferred resource alternative. Given project delays, however, Idaho Power is conducting an enhanced review of other power supply resource options as it progresses with the Boardman-to-Hemingway line.

Summary of 2013 Financial Results

The following is a summary of Idaho Power's net income, net income attributable to IDACORP, and IDACORP's earnings per diluted share for the years ended December 31, 2013, 2012, and 2011. IDACORP's 2013 and 2012 results reflect the retrospective adoption of Accounting Standards Update No. 2014-01, which increased earnings by $5.1 million and $4.3 million, respectively, as compared to what would have been reported under the previous method of accounting. See Note 1 to the consolidated financial statements included in this report for a further description of the impact of this adoption.

	Year Ended December 31,
	2013	2012	2011
Idaho Power net income	$176,741	$168,168	$164,750
Net income attributable to IDACORP, Inc.	$182,417	$173,014	$169,981
Average outstanding shares – diluted (000’s)	50,126	50,010	49,558
IDACORP, Inc. earnings per diluted share	$3.64	$3.46	$3.43

The table below provides a reconciliation of net income attributable to IDACORP, Inc. for year ended December 31, 2013 to the same period in 2012 (items are in millions and are before tax unless otherwise noted):

Net income attributable to IDACORP, Inc. - December 31, 2012 (as previously reported)		$168.7
Effect of an accounting method change for IDACORP Financial Services affordable housing investment amortization		4.3
Net income attributable to IDACORP, Inc. - December 31, 2012 (as reported under new method)		173.0
Change in Idaho Power net income:
Rate changes, net of changes in power supply costs and PCA mechanisms	$30.1
Change in sales volumes attributable to usage per customer, net of associated power supply costs and PCA mechanism impacts	18.0
Increases in sales volumes attributable to customer growth, net of associated power supply costs and PCA mechanism impacts	8.9
Other changes in operating revenues and expenses, net	(2.6)
Greater sharing-related costs reflected as pension expense and revenue sharing	(2.3)
Increase in Idaho Power operating income	52.1
Decrease in allowance for funds used during construction (AFUDC)	(11.8)
Gains on sale of investments	11.6
Changes in other non-operating income and expenses	(3.0)
Tax method changes in 2012 and 2013	(12.4)
Change in regulatory flow-through tax adjustments	(8.8)
Increase in income tax at statutory rates	(19.1)
Total increase in Idaho Power net income		8.6
Other net changes (net of tax)		0.8
Net income attributable to IDACORP, Inc. - December 31, 2013		$182.4

IDACORP's net income increased $9.4 million for the year ended December 31, 2013, when compared to 2012, driven largely by increased operating income of $52.1 million at Idaho Power and enhanced by an $11.6 million gain on the 2013 sale of investments in securities. Higher rates implemented during 2012, primarily related to the full year inclusion in base rates of the Langley Gulch power plant, increased operating income for 2013 by $30.1 million compared to 2012. The impact of the increased rates was partially offset by decreased AFUDC and increased depreciation expense, both associated with the full year inclusion of the Langley Gulch plant in base rates. Higher sales volumes per customer, attributed to extreme winter and summer temperatures, and higher irrigation sales increased operating income by $18.0 million. Greater sales volumes due to growth in the number of customers added $8.9 million to operating income for the year compared to the same period in 2012.

The increases in operating income were slightly offset by the sharing mechanism under the December 2011 regulatory settlement agreement, with a combined $2.3 million higher pension expense and provision for revenue sharing recorded in 2013 compared to 2012. Also offsetting the overall increase in operating income was higher income tax expense resulting from greater 2013 pre-tax earnings at Idaho Power and income tax method changes affecting both comparative periods.

Effect of Income Taxes and Tax Method Changes on Results

Income tax expense related to income tax accounting method changes increased $12.4 million for 2013 when compared to 2012. In 2012, Idaho Power recorded an income tax benefit of $7.8 million for years prior to 2011 for the cumulative tax adjustment of a method change related to its capitalized repairs deduction for transmission and distribution property. By contrast, during 2013 Idaho Power recorded incremental income tax expense of $4.6 million as a result of a method change related to its capitalized repairs deduction for generation assets due to a change in income tax law that occurred in September 2013. Net regulatory flow-through tax adjustments at Idaho Power were $8.8 million lower for 2013 as compared to 2012, primarily due to greater capitalized repairs deductions in 2012. This method change only impacted the cumulative tax adjustment for years prior to 2013, and Idaho Power does not expect a change to net regulatory flow-through tax adjustments for subsequent years as a result of the method change.

Effect of Sharing on Operating Income
	2013	2012	Variance
Additional pension expense funded through sharing	$(16.5)	$(14.6)	$(1.9)
Provision against current revenue as a result of sharing	(7.6)	(7.2)	(0.4)
Total	$(24.1)	$(21.8)	$(2.3)

During 2013, Idaho Power recorded a total of $24.1 million related to a December 2011 Idaho regulatory settlement agreement, which requires sharing with Idaho customers a portion of 2013 Idaho-jurisdiction earnings exceeding a 10.0 percent return on year-end equity in the Idaho jurisdiction. In accordance with the terms of the settlement agreement, of the total, $16.5 million was recorded as additional pension expense and $7.6 million was recorded as a provision against current revenues to be refunded to customers through a future rate reduction. The settlement agreement is described further in "Regulatory Matters" in this MD&A. By comparison, in 2012 Idaho Power recorded a total of $21.8 million related to the December 2011 settlement agreement. Of the total recorded in 2012, $14.6 million was recorded as additional pension expense and $7.2 million was recorded as a provision against revenues.

Key Operating and Financial Metric Estimates for 2014

IDACORP’s and Idaho Power’s estimates, as of the date of this report, for 2014 metrics are as follows:

	2014 Estimate	2013 Actual
Idaho Power Operating & Maintenance Expense (millions)	$335-$345	$349
Idaho Power Additional Amortization of ADITC (millions)	Less than $5	None
Idaho Power Capital Expenditures, excluding AFUDC (millions)	$280-$295	$228
Idaho Power Hydroelectric Generation (million MWh)	5.0-7.0	5.7

RESULTS OF OPERATIONS

This section of the MD&A takes a closer look at the significant factors that affected IDACORP’s and Idaho Power’s earnings during the year ended December 31, 2013.  In this analysis, the results for 2013 are compared to 2012 and the results for 2012 are compared to 2011. In MD&A, MWh and dollar amounts in tables, other than earnings per share, are in thousands unless otherwise indicated.

Utility Operations

The table below presents Idaho Power’s energy sales and supply (in thousands of MWh) for the last three years.

	Year Ended December 31,
	2013	2012	2011
General business sales	14,619	14,085	13,734
Off-system sales	1,683	2,183	3,635
Total energy sales	16,302	16,268	17,369
Hydroelectric generation	5,656	7,956	10,937
Coal generation	6,327	5,227	4,820
Natural gas and other generation	1,576	676	138
Total system generation	13,559	13,859	15,895
Purchased power	3,902	3,670	2,751
Line losses	(1,159)	(1,261)	(1,277)
Total energy supply	16,302	16,268	17,369

Sales Volume and Generation: In 2013, general business sales volume across all customer classes increased by 0.5 million MWh compared to the prior year, mostly related to increased residential customer usage attributable to more extreme weather conditions. Off-system sales volume decreased by 0.5 million MWh in 2013 as decreases in output from hydroelectric resources and a small increase in general business customer load reduced surplus power available for sale.

Hydroelectric generation provided 42 percent of Idaho Power’s total system generation during 2013.  Hydroelectric generation in 2013 was 67 percent of the annual median generation of 8.4 million MWh, which is based on median hydrologic conditions as derived from the Snake River Basin historical stream flow record normalized to reflect the current level of water resource development.  The reductions in hydroelectric generation from 2011 to 2013 reflect declining hydroelectric generating conditions that existed during the three-year period.

The decrease in hydroelectric generation during 2013 led to an increased utilization of coal-fired and natural-gas fired generation. The first full year of operations of the Langley Gulch natural gas-fired power plant allowed for less reliance on purchased power to replace the decreased hydroelectric generation.

General Business Revenues:  The table below presents Idaho Power’s general business revenues, MWh sales, and number of customers for the last three years.

	Year Ended December 31,
	2013	2012	2011
Revenue
Residential	$513,914	$431,555	$405,982
Commercial	281,009	241,519	220,962
Industrial	165,941	145,054	140,701
Irrigation	159,242	137,424	104,635
Total	1,120,106	955,552	872,280
Provision for sharing	(7,602)	(7,151)	(27,099)
Deferred revenue related to HCC relicensing AFUDC(1)	(10,776)	(10,636)	(10,636)
Total general business revenues	$1,101,728	$937,765	$834,545
Volume of Sales (MWh)
Residential	5,365	5,039	5,146
Commercial	3,975	3,865	3,815
Industrial	3,182	3,133	3,100
Irrigation	2,097	2,048	1,673
Total MWh sales	14,619	14,085	13,734
Number of customers at year-end
Residential	422,188	416,020	411,487
Commercial	66,734	65,920	65,226
Industrial	115	119	121
Irrigation	19,398	19,045	18,736
Total customers	508,435	501,104	495,570
(1) As part of its January 30, 2009 general rate case order, the IPUC allowed Idaho Power to recover AFUDC for the HCC relicensing asset even though the relicensing process is not yet complete and the relicensing asset has not been placed in service. Idaho Power expects to collect approximately $10.7 million annually in the Idaho jurisdiction, but is deferring revenue recognition of the amounts collected until the license is issued and the asset is placed in service under the new license.

Changes in rates and changes in customer demand are the primary causes of fluctuations in general business revenue from period to period.  See "Regulatory Matters" in this MD&A for a list of rate changes implemented over the last three years.

Rates are seasonally adjusted and based on a tiered rate structure that provides for higher rates during peak load periods. These seasonal and tiered rate structures contribute to seasonal fluctuations in revenues and earnings.

The primary influences on customer demand are weather and economic conditions.  Extreme temperatures increase sales to customers who use electricity for cooling and heating, and moderate temperatures decrease sales.  Precipitation levels and the timing of precipitation during the agricultural growing season affect sales to customers who use electricity to operate irrigation pumps. For purposes of illustration, Boise, Idaho weather-related information for the last three years is presented in the following table:

	Year Ended December 31,
	2013	2012	2011	Normal
Heating degree-days(1)	6,032	4,723	5,554	5,514
Cooling degree-days(1)	1,320	1,274	1,076	942
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

General Business Revenues - 2013 Compared to 2012: General business revenue increased $164.0 million in 2013 compared to 2012.  Specific factors affecting general business revenues are discussed below.

•
Rates.  Rate changes combined to increase general business revenue by $130.8 million. The revenue impact of several of the rate changes was directly offset by associated changes in operating expenses. For example, Idaho PCA amortization expense increased $42.0 million in 2013 due to the change in the corresponding Idaho PCA true-up rate in the current year. The PCA mechanism and its mechanics are discussed in detail below in this MD&A.

•
Usage.  Higher usage per customer, primarily driven by residential customers, increased general business revenue by $27.9 million. While usage increased across all customer classes, residential usage per customer was 5.2 percent higher for 2013 due largely to more extreme summer and winter temperatures.

•
Customers.  Customer growth contributed to the increase in overall MWh sales, increasing revenue $12.3 million. Customer growth from 2012 to 2013 was 1.5 percent. The positive impact of customer growth was partially offset by a $6.6 million decrease in revenues resulting from the termination in 2012 of an electric service agreement with Hoku Materials, Inc. (Hoku). Combined, these changes increased general business revenues by $5.7 million.

•
Sharing. The overall increase in general business revenue was impacted by Idaho Power's revenue sharing mechanism. This mechanism, which was in place for both 2012 and 2013, originates from a December 2011 Idaho regulatory settlement agreement that requires sharing with customers of a portion of Idaho-jurisdiction earnings exceeding a 10.0 percent Idaho ROE. Amounts allocated for customer sharing as a result of the sharing mechanism are recorded as a reduction to general business revenue. Reductions of $7.6 million and $7.2 million were recorded in 2013 and 2012, respectively, resulting in a net decrease to general business revenue of $0.4 million in 2013.

General Business Revenues - 2012 Compared to 2011: General business revenue increased $103.2 million in 2012 compared to 2011.  The factors affecting general business revenues are discussed below.

•
Rates.  Rate changes combined to increase general business revenue by $73.5 million in 2012 compared to 2011. The revenue impact of several of these rate changes was directly offset by associated changes in operating expenses. For example, Idaho-jurisdiction pension expense recovery rate changes were fully offset by increased pension expense.

•
Sharing. A part of the increase in 2012 revenue resulted from revenue sharing mechanisms associated with two Idaho regulatory agreements that provide for the sharing of Idaho-jurisdiction earnings exceeding a specified Idaho ROE. As noted above, the amount to be shared through future rate reduction is recorded as a current reduction to general business revenue. Reductions of $7.2 million and $27.1 million were recorded in 2012 and 2011, respectively, resulting in a net increase to general business revenue of $19.9 million in 2012 compared to 2011. The smaller amount recorded in 2012 when compared with the prior year is partially due to changes in the terms of the mechanism in place each year, described in "Regulatory Matters" in this MD&A and in Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report.

•
Usage.  For 2012, higher usage per customer increased general business revenue $13.7 million compared to 2011. Irrigation usage per customer was 20.9 percent higher for 2012 when compared with 2011 due to agricultural growing conditions, including warm temperatures that allowed for the earlier planting of crops, and lower relative springtime precipitation, which resulted in greater electricity use to operate irrigation pumps.

•
Customers.  Termination of service to Hoku during 2012 under an electric service agreement, offset by moderate customer growth, decreased general business revenues by $3.9 million.  Customer count grew 1.1 percent from 2011 to 2012.

In March 2009, the IPUC approved an electric service agreement between Idaho Power and Hoku, to provide electric service to Hoku’s polysilicon production facility then under construction in Idaho. The initial term of the agreement was four years beginning December 1, 2009, with a maximum demand obligation during the initial term of 82 MW. As a result of Hoku's failure to remain timely in payments, Idaho Power terminated its provision of electric service under the electric service agreement in May 2012. Idaho Power applied a $2 million deposit to Hoku's April, May, and June 2012 invoices and fully exhausted the deposit required by the agreement. For full year 2012 and prior to termination of service, Idaho Power had anticipated contract payments of $5.4 million that are unaffected by the PCA mechanism and $6.8 million of revenues that are affected by and flow through the PCA mechanism, for a total of $12.2 million. As a result of termination of service and non-payment, Idaho Power recognized $6.6 million of full year 2012 revenues that are unaffected by the PCA mechanism and no revenues that are affected by and flow through the PCA mechanism. The impact of non-payment and associated decreases in revenue on 2012 net income was tempered in part by a decrease in costs Idaho Power would have incurred in connection with the provision of service to Hoku and the impact of the PCA mechanism.

Off-System Sales:  Off-system sales consist primarily of long-term sales contracts and opportunity sales of surplus system energy.  The table below presents Idaho Power’s off-system sales for the last three years.

	Year Ended December 31,
	2013	2012	2011
Revenue	$54,473	$61,534	$101,602
MWh sold	1,683	2,183	3,635
Revenue per MWh	$32.37	$28.19	$27.95

Off-System Sales - 2013 Compared to 2012: Off-system sales revenue decreased by $7.1 million, or 11 percent, in 2013 as a result of lower volumes of surplus power available for sale. Sales volumes decreased by 23 percent due to lower output from hydroelectric plants due to unfavorable hydroelectric generating conditions (as a result of lower snow pack and spring season run-off) and an increase in general business customer loads.

Off-System Sales - 2012 Compared to 2011: Off-system sales revenue decreased by $40.1 million, or 39 percent, in 2012 as compared to 2011, as a result of lower volumes. Sales volumes decreased by 40 percent due to lower output from hydroelectric plants due to unfavorable hydroelectric generating conditions and a small increase in load needs when compared with 2011.

Other Revenues:  The table below presents the components of other revenues for the last three years.

	Year Ended December 31,
	2013	2012	2011
Transmission services and other	$51,260	$50,126	$48,918
Energy efficiency	35,637	27,300	37,663
Total other revenues	$86,897	$77,426	$86,581

Other Revenues - 2013 Compared to 2012: Other revenues increased $9.5 million in 2013, mainly due to an increase in energy efficiency revenues of $8.3 million, due to an order issued by the IPUC allowing Idaho Power to recover custom efficiency program incentive payments between January 1, 2011 and June 1, 2013, through the energy efficiency rider. Based on the order, $14.3 million of other revenue as well as energy efficiency program expense was recognized in the second quarter of 2013. The impact of the order was offset by decreased utilization of demand response programs during 2013.

Energy efficiency activities are funded through a rider mechanism on customer bills.  Energy efficiency program expenditures are reported as an operating expense with a similar amount of revenues recorded in other revenues, resulting in minimal net impact on earnings.  The cumulative variance between expenditures and amounts collected through the rider is recorded as a regulatory asset or liability pending future collection from or obligation to customers.  A liability balance indicates that Idaho Power has collected more than it has spent and an asset balance indicates that Idaho Power has spent more than it has collected.

Other Revenues - 2012 Compared to 2011: Other revenues decreased $9.2 million in 2012 as compared to 2011, mainly due to:

•
a decrease in energy efficiency revenues of $10.4 million, primarily due to demand response incentive payments to customers, which had been treated as an energy efficiency expense and recovered through the energy efficiency rider in 2011 and prior, were recorded as purchased power expense and recovered through the PCA mechanism during 2012, as discussed in Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report; and

•
an increase of $1.7 million in transmission system revenues, resulting principally from increases in wheeling services attributable to increases in FERC transmission rates that took effect on October 1, 2011 and October 1, 2012.

Purchased Power: The table below presents Idaho Power’s purchased power expenses and volumes for the last three years.

	Year Ended December 31,
	2013	2012	2011
Expense
PURPA contracts	$131,338	$117,618	$90,251
Other purchased power (including wheeling)	85,038	64,838	73,082
Demand response incentive payments	4,203	14,479	3
Total purchased power expense	$220,579	$196,935	$163,336
MWh purchased
PURPA contracts	2,127	1,961	1,495
Other purchased power	1,775	1,709	1,256
Total MWh purchased	3,902	3,670	2,751
Cost per MWh from PURPA contracts	$61.75	$59.98	$60.36
Cost per MWh from other purchased power	$47.91	$37.94	$58.19
Weighted average - all sources (excluding demand response incentive payments)	$55.45	$49.72	$59.37

The purchased power cost per MWh often exceeds the off-system sales revenue per MWh because Idaho Power generally needs to purchase more power during heavy load periods, which is higher priced energy, than during light load periods, which is lower priced energy, and conversely has less energy available for off-system sales during heavy load periods than light load periods.  Also, in accordance with Idaho Power’s risk management policy, Idaho Power may purchase or sell energy several months in advance of anticipated delivery.  The regional energy market price is dynamic and additional energy purchase or sale transactions that Idaho Power makes at current market prices may be noticeably different than the advance purchase or sale transaction prices.

Substantially all PURPA power purchase costs are recovered through base rates and Idaho Power's PCA mechanisms; thus, the primary impact of the increased expense associated with PURPA power purchases is a corresponding increase in customer rates.

Purchased Power - 2013 Compared to 2012: Purchased power expense increased $23.6 million, or 12 percent, in 2013, principally due to additional PURPA wind generation that came on-line, as well as less favorable hydroelectric generating conditions, which increased the need to purchase power from third parties. The volume of power purchased through PURPA contracts increased 8 percent, contributing to a $13.7 million increase in PURPA power purchase expense in 2013, while MWh purchased through other sources increased 4 percent. Reductions in demand response program costs, due to temporary suspension of two programs in 2013, partially offset the increased expenses related to power purchases.

Purchased Power - 2012 Compared to 2011: Purchased power expense increased $33.6 million, or 21 percent, in 2012 as compared to 2011, principally due to additional PURPA wind generation that came on-line and less favorable hydroelectric generating conditions. The volume of power purchased through PURPA contracts increased 31 percent, contributing to a $27.4 million increase in PURPA power purchase expense in 2012 compared to 2011, while MWh purchased through other sources increased 36 percent. Overall MWh purchases increased due to less favorable hydroelectric generating conditions decreasing Idaho Power's volume of self-generated power. The increase in MWh purchased was partially offset by a reduction in expense per MWh purchased. Average wholesale electricity prices were lower in 2012 relative to 2011 as a result of lower natural gas prices in the region, which reduced generation costs and, correspondingly, power prices. In addition, $14.5 million of demand response program charges were recorded as purchased power expense in 2012. These costs had been treated as an energy efficiency expense and recovered through the energy efficiency rider in 2011 and prior.

Fuel Expense:  The table below presents Idaho Power’s fuel expenses and generation at its thermal generating plants for the last three years.

	Year Ended December 31,
	2013	2012	2011
Expense
Coal	$160,277	$134,501	$119,845
Natural gas and other thermal	54,205	24,912	11,697
Total fuel expense	$214,482	$159,413	$131,542
MWh generated
Coal	6,327	5,227	4,820
Natural gas and other thermal	1,576	676	138
Total MWh generated	7,903	5,903	4,958
Cost per MWh
Coal	$25.33	$25.73	$24.86
Natural gas and other thermal	34.39	36.85	84.76
Weighted average, all sources	27.14	27.01	26.53

Most fuel supply contracts are subject to changes in published indexes that are closely related to materials and supplies, labor, and diesel costs. In addition to commodity (variable) costs, both natural gas and coal expense include costs that are more fixed in nature for items such as capacity charges, transportation, and fuel handling. Period to period variances in fuel expense per MWh (such as the cost per MWh for natural gas and other in 2012 and 2013 compared to 2011) are noticeably impacted by these fixed charges when generation output is substantially different between the two periods.

Fuel Expense - 2013 Compared to 2012: In 2013, fuel expense increased $55.1 million, or 35 percent, compared to 2012, due principally to the following factors:

•
Idaho Power's Langley Gulch natural gas-fired power plant came on line on June 29, 2012. Operation of the plant accounted for $23.9 million of the increase in fuel expense. Idaho Power operated the plant primarily to serve peak load, to integrate intermittent resources, and for economic dispatch opportunities. During 2013, Idaho Power relied more on Langley Gulch and other gas plants to meet customer loads as a result of the decline in hydroelectric generation compared to the same period in 2012.

•
generation from coal-fired facilities increased 21 percent for 2013. This increase in generation accounted for $25.6 million of the increase in fuel expense compared to 2012. During 2013, higher wholesale power prices and lower hydroelectric generation when compared with 2012 increased Idaho Power's reliance on its coal-fired plants to meet customer loads.

Fuel Expense - 2012 Compared to 2011: Fuel expense increased $27.9 million, or 21 percent, compared to 2011 due to higher output at the coal-fired power plants and at the Langley Gulch plant. The output at the coal-fired plants was up 0.4 million MWh, or 8 percent, in 2012. The increased dispatch was primarily caused by lower hydroelectric generation in 2012 than in 2011.

PCA Mechanisms:  Idaho Power's power supply costs (primarily purchased power and fuel, less off-system sales) can vary significantly from year to year. Volatility of power supply costs arises from factors such as weather conditions, wholesale market prices and volumes of power purchased and sold in the wholesale markets, Idaho Power's hydroelectric generation volume, thermal generation volumes and fuel costs, generation plant availability, and retail loads.  To address the volatility of power supply costs, Idaho Power has PCA mechanisms for both the Idaho and Oregon jurisdictions.  These mechanisms allow Idaho Power to recover from or refund to customers most of the fluctuations in power supply costs.  In the Idaho jurisdiction, the PCA includes a cost or benefit sharing ratio that allocates the deviations in net power supply expenses between customers (95 percent) and the company (5 percent), with the exception of PURPA power purchases and demand-response program payments, which are allocated 100 percent to customers. Because of the PCA mechanisms, the primary financial impacts of power supply cost variations is that cash is paid out but recovery from customers does not occur until a future period, or cash that is collected is refunded to customers in a future period, resulting in fluctuations in operating cash flows from year to year.

The following table presents the components of the Idaho and Oregon PCA mechanisms for the last three years.

	Year Ended December 31,
	2013	2012	2011
Idaho power supply cost (deferral) accrual	$(67,127)	$(45,064)	$27,768
Oregon power supply cost (deferral) accrual	—	(1,523)	1,523
Amortization of prior year authorized balances	27,590	(14,503)	9,206
Total power cost adjustment expense	$(39,537)	$(61,090)	$38,497

The power supply accruals or deferrals represent the portion of that period's power supply cost fluctuations accrued or deferred under the PCA mechanisms.  If actual power supply costs are greater than the amount forecasted in PCA rates, which was the case for 2013 and 2012, most of the excess cost is deferred. Accruals, such as those recorded in 2011, represent additional costs being recorded as a result of actual power supply costs being less than the amount forecasted and recovered in PCA rates. The amortization of the prior year’s balances represents the amounts being collected or refunded in the current PCA year that were deferred or accrued in the prior PCA year (the true-up component of the PCA).

PCA Mechanisms -2013 Compared to 2012: Actual net power supply costs increased in 2013 relative to 2012, resulting in a change of $20.5 million—from deferrals of $46.6 million to $67.1 million. The $27.6 million of amortization offsets the net collection from customers of prior years' deferrals.

PCA Mechanisms -2012 Compared to 2011: Actual net power supply costs increased in 2012 relative to 2011, resulting in a change of $75.9 million—from accruals of $29.3 million to deferrals of $46.6 million. The $14.5 million of amortization reflects the net refunding to customers of prior years' accruals.

Other Operations and Maintenance Expenses: The changes in operations and maintenance (O&M) expenses for the periods presented are discussed below.

O&M - 2013 Compared to 2012: Other O&M expense decreased by $0.2 million in 2013 as compared to 2012, a decrease of less than one percent, due to:

•	pension expense increased $1.9 million as the sharing mechanism in place during both years resulted in higher sharing-related pension expense in 2013;

•	other O&M expenses were $1.3 million lower reflecting business optimization efforts;

•	labor-related expenses increased by $1.5 million, as a result of increased labor and benefits costs; and

•
O&M expenses associated with hydroelectric generation were $2.3 million lower, primarily due to water lease payments made in 2012 that were not made in 2013 because less water associated with these leases was available in 2013.

O&M - 2012 Compared to 2011: A $10.4 million increase in other O&M expense in 2012 as compared to 2011 was principally due to the following:

•
$9.0 million in higher administrative expenses related to various increases in consultant costs, software licenses and maintenance, insurance reserves, and other purchased services. A significant portion of the increase related to a lower reimbursement from the U.S. Department of Energy for Smart Grid-related items in 2012 compared to 2011;

•	increased payroll and other benefit expenses of $6.8 million related to normal increases in employee wages and costs of providing employee benefits; and

•	a $3.2 million increase in transmission system maintenance expenses primarily related to line inspection costs; offset by

•
a $9.1 million decrease in thermal plant O&M related to costs for maintenance outages that occurred in 2011 that did not recur in 2012, as well as lower overall maintenance costs and consumable supplies due to lower utilization of these plants during the first half of 2012. The lower utilization was predominantly driven by low wholesale energy prices in the region during that period.

Gain on Sale of Investments

In 2013, Idaho Power recognized an $11.6 million gain on the sale of marketable securities. These investments relate to the Rabbi trust designated to provide funding for Idaho Power's obligations under its Security Plan for Senior Management Employees. Gross proceeds from the sale were $25.7 million.

Income Taxes

Income Tax Expense: IDACORP's and Idaho Power's income tax expense for 2013 increased significantly relative to 2012, primarily as a result of greater Idaho Power pre-tax earnings in 2013 and an income tax accounting method change adjustment. Income tax expense in 2012 increased significantly compared to 2011, principally as a result of the tax benefits from U.S. Internal Revenue Service (IRS) examination settlements recorded in 2011 and greater Idaho Power pre-tax earnings in 2012. For additional information relating to IDACORP's and Idaho Power's income taxes, see Note 2 - “Income Taxes” to the consolidated financial statements included in this report. The amounts reported by IDACORP for income tax expense incorporate the impact of adoption in 2013, with retrospective effect, of an accounting policy election to account for investments in qualified affordable housing projects using the proportional amortization method. The method change is discussed in Note 1 - "Summary of Significant Accounting Policies" in the notes to the consolidated financial statements included in this report.

Impact of New Tax Law: On September 13, 2013, the U.S. Treasury Department and IRS issued final regulations addressing the deduction or capitalization of expenditures related to tangible property. The regulations are generally effective for tax years beginning on or after January 1, 2014. In connection with the issuance of the regulations, Idaho Power assessed and estimated the impact of a method change associated with the electric generation property portion of the capitalized repairs method it adopted in fiscal year 2010. Idaho Power intends to make this method change in either its 2013 or 2014 tax year and as such recorded a $4.6 million income tax expense in the third quarter of 2013 related to the cumulative method change adjustment that will be necessary to effectuate the change. IDACORP and Idaho Power do not expect that compliance with these regulations will have a material adverse impact on their financial positions, results of operations, or cash flows. Additionally, the companies do not expect this method change or the regulations to have a material adverse effect on Idaho Power’s on-going capitalized repairs tax deduction. However, given the complexity of the new regulations, as IDACORP and Idaho Power continue to evaluate the impact of the regulations the companies may be required to record additional tax impacts in future periods.

Bonus Depreciation: The Small Business Jobs Act (Jobs Act) and the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (Tax Relief Act) include provisions for the extension and increase of bonus depreciation. Bonus depreciation provides for the accelerated deduction of current capital expenditures from certain asset classes. The Jobs Act extended 50 percent bonus depreciation to 2010 and the Tax Relief Act extended bonus depreciation to 2011-2012 and increased it to 100 percent for a portion of 2010 and 2011. In addition, the American Taxpayer Relief Act of 2012 extended 50 percent bonus depreciation to 2013. Idaho Power has included an estimated bonus deprecation deduction in its current income tax provision. The estimated deduction would reduce Idaho Power's 2013 federal income tax liability by approximately $20 million. Idaho Power will evaluate the impacts bonus depreciation could have on its 2014 income taxes should another extension of the federal law be enacted. The state of Idaho did not conform to the federal bonus depreciation rules for 2010-2013.

Net Operating Loss and Tax Credit Carryforwards: IDACORP finished 2013 with a federal net operating loss carryforward of $87 million, a federal general business tax credit carryforward of $111 million, and a $37 million Idaho investment tax credit carryforward. Based on the expiration dates of the credits, as described in Note 2 - "Income Taxes - Tax Credit Carryforwards and Net Operating Loss Carryforwards" to the consolidated financial statements included in this report, these amounts are expected to provide future cash flows.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Idaho Power has been pursuing significant enhancements to its utility infrastructure in an effort to ensure an adequate supply of electricity, to provide service to new customers, and to maintain system reliability.  Idaho Power's existing hydroelectric and thermal generation facilities also require continuing upgrades and component replacement.  Idaho Power's construction expenditures in 2013 equaled those of 2012, with expenditures for property, plant and equipment, excluding AFUDC, totaling $228 million each year. Idaho Power expects these substantial capital expenditures to continue, with estimated total capital expenditures in the range of $1.47 billion to $1.56 billion over the period from 2014 through 2018.

Idaho Power funds its liquidity needs for capital expenditures through cash flows from operations, debt offerings, commercial paper markets, credit facilities, and capital contributions from IDACORP.  Idaho Power periodically files for rate adjustments for recovery of operating costs and capital investments to provide the opportunity to align Idaho Power's earned returns with those allowed by regulators.

Idaho Power uses operating and capital budgets to control operating costs and capital expenditures, and has also been focusing on optimizing its business operations, which has included controlling operating and maintenance costs through process review and improvement initiatives. A significant focus for 2014 will be to continue to optimize operations and control costs and to generate sufficient operating cash inflows to meet operating expenditures, contribute to capital expenditure requirements, and pay dividends to shareholders.

As of February 14, 2014, IDACORP's and Idaho Power's access to debt, equity, and credit arrangements included:

•	their respective $125 million and $300 million revolving credit facilities;

•
IDACORP's shelf registration statement filed with the U.S. Securities and Exchange Commission (SEC) on May 22, 2013, which may be used for the issuance of debt securities and common stock, including up to 3 million shares of IDACORP common stock available for issuance under IDACORP's sales agency agreement executed in July 2013;

•
Idaho Power's shelf registration statement, filed with the SEC jointly with IDACORP on May 22, 2013, which may be used for the issuance of first mortgage bonds and debt securities; $500 million is available for issuance under a selling agency agreement executed in July 2013 and pursuant to state regulatory authority; and

•	IDACORP's and Idaho Power's issuance of commercial paper, which may be issued up to an amount equal to the available credit capacity under their respective credit facilities.

IDACORP and Idaho Power have no significant long-term debt maturities until 2018. Based on planned capital expenditures and operating and maintenance expenses for 2014, and in light of the success of cost-controlling efforts to-date, the companies believe they will be able to meet capital requirements during 2014 with a combination of existing cash and operating cash flows generated by Idaho Power's utility business. IDACORP and Idaho Power would expect to meet any cash shortfall with existing credit facilities and expect to continue to manage short-term liquidity through commercial paper markets. At the same time, IDACORP and Idaho Power monitor capital markets with a view toward opportunistic debt and equity transactions, taking into account potential future needs. As a result, IDACORP may issue debt securities or may issue common stock under the existing continuous equity program, and Idaho Power may issue debt securities in 2014 if the companies believe terms available in the capital markets are particularly favorable and that issuances would be financially prudent. In 2013, while there was a short period of reduced liquidity and higher borrowing costs in the commercial paper markets, which IDACORP and Idaho Power attributed largely to uncertainty associated with the federal debt ceiling debate, IDACORP and Idaho Power did not experience any material limitations in accessing credit markets on reasonable terms.

Idaho Power has a number of first mortgage bonds outstanding with interest rates higher than those Idaho Power obtained for the issuance of first mortgage bonds with comparable maturity dates during 2013. While many of those series of first mortgage bonds contain optional redemption provisions, Idaho Power would be required, under the terms of those series of first mortgage bonds, to pay amounts in excess of the principal balance of the first mortgage bonds on the date of redemption. The redemption amount is generally based on the sum of the present values of the remaining scheduled payments of principal and interest on the first mortgage bonds to be redeemed, calculated at a specified discount rate. While Idaho Power periodically analyzes whether partial or full early redemption of one or more series of first mortgage bonds is desirable, these "make-whole" premiums often fully or partially eliminate the potential benefit of early redemption.

IDACORP and Idaho Power generally maintain their cash and cash equivalents in highly liquid investments, such as U.S. Treasury Bills, money market funds, and bank deposits.

IDACORP and Idaho Power seek to maintain capital structures of approximately 50 percent debt and 50 percent equity, and maintaining this ratio influences IDACORP's and Idaho Power's debt and equity issuance decisions. As of December 31, 2013, IDACORP's and Idaho Power's capital structures were as follows:

	IDACORP	Idaho Power
Debt	48%	49%
Equity	52%	51%

Operating Cash Flows

IDACORP's and Idaho Power's principal sources of cash flows from operations are Idaho Power's sales of electricity and transmission capacity.  Significant uses of cash flows from operations include the purchase of fuel and power, other operating expenses, interest, and pension plan contributions. Operating cash flows can be significantly influenced by factors such as weather conditions, rates and the outcome of regulatory proceedings, and economic conditions. As fuel and purchased power are significant uses of cash, Idaho Power has regulatory mechanisms in place that provide for the deferral and recovery of the majority of the fluctuation in those costs. However, if actual costs rise above the level allowed in retail rates, deferral balances increase (reflected as a regulatory asset), negatively affecting operating cash flows until such time as those costs, with interest, are recovered from customers.
IDACORP’s and Idaho Power’s operating cash inflows in 2013 were $306 million and $290 million, respectively, increases of $56 million and $32 million, respectively, compared to 2012.  In addition to increased pre-tax earnings, significant items that affected the companies' operating cash flows in 2013 relative to 2012 included:

•	Idaho Power made $30 million of cash contributions to its defined benefit pension plan in 2013, compared to $44.3 million of cash contributions during 2012;

•
cash outflows related to income taxes increased by approximately $25 million for Idaho Power, as cash payments for income taxes totaled $10 million in 2013, compared with net refunds from IDACORP for income tax of $15 million in 2012. IDACORP's cash outflows related to incomes taxes remained relatively flat at $1.4 million in 2013 and 2012;

•
changes in regulatory assets and liabilities, mostly related to the relative amounts of power supply costs deferred and collected under the Idaho PCA mechanism, increased operating cash inflows by $28 million; and

•
changes in working capital balances due primarily to timing. Increases in receivable balances reduced cash flows by approximately $27 million, primarily as a result of increased year-end sales in 2013 compared to 2012. Fluctuations in accounts payables and other accrued liabilities reduced cash flows by $11 million, largely as a result of reduced accruals for PURPA-related payables. Other current liabilities increased cash flows by $10 million primarily due to customer deposits returned in 2012.

IDACORP's and Idaho Power's operating cash inflows in 2012 were $249 million and $258 million, respectively, decreases of $61 million and $35 million, respectively, compared to 2011. In addition to increased pre-tax earnings, significant items that affected the companies' operating cash flows in 2012 relative to 2011 included:

•	Idaho Power made contributions of $44.3 million to its defined benefit pension plan in 2012, compared with an $18.5 million cash contribution in 2011;

•
cash outflows related to income taxes increased by $14 million for both IDACORP and Idaho Power. IDACORP paid income taxes of $1 million in 2012 compared with receiving $12 million of income tax refunds in 2011. Idaho Power’s net refunds from IDACORP for income tax were $15 million for 2012, compared with $1 million in 2011;

•
changes in regulatory assets associated with the Idaho and Oregon PCA mechanisms reduced cash flows by $100 million, as Idaho Power collected $24 million less of previously deferred costs due to decreases in PCA rates and incurred $76 million less in the current year PCA accrual, as compared with 2011; and

•
Idaho Power's joint venture, BCC, made net distributions to Idaho Power of $18 million for 2012, as compared to a $3 million net contribution for 2011. The change from year to year is the result of BCC having more cash to distribute in 2012 than 2011. There were less capital investments in 2012 than 2011, less operating cash invested in coal inventory in 2012 than 2011, and higher reclamation activities in 2012 than 2011 causing an increase in the amount of disbursements from the reclamation trust to BCC.

Investing Cash Flows

Investing activities consist primarily of capital expenditures related to new construction and improvements to Idaho Power’s generation, transmission, and distribution facilities. These capital expenditures address peak demand growth, aging plant and equipment, and customer growth. Idaho Power's construction expenditures were $235 million, $240 million, and $338 million in 2013, 2012, and 2011, respectively. Construction expenditures during 2011 and 2012 were heavily impacted by construction costs for the Langley Gulch power plant.

Financing Cash Flows

Financing activities provide supplemental cash for both day-to-day operations and capital requirements as needed.  Idaho Power funds liquidity needs for capital investment, working capital, managing commodity price risk, and other financial commitments through cash flows from operations, debt offerings, commercial paper markets, credit facilities, and capital contributions from IDACORP.  IDACORP funds its cash requirements, such as payment of taxes, capital contributions to Idaho Power, and non-utility operating expenses through cash flows from operations, commercial paper markets, sales of common stock, and credit facilities. The following are significant items and transactions that affected financing cash flows in 2011, 2012, and 2013:

•	on March 2, 2011, Idaho Power repaid at maturity $120 million of its 6.60% first mortgage bonds due 2011;

•	on April 13, 2012, Idaho Power issued $75 million in principal amount of 2.95% first mortgage bonds due 2022 and $75 million in principal amount of 4.30% first mortgage bonds due 2042;

•	in May 2012, Idaho Power redeemed prior to maturity $100 million of 4.75% first mortgage bonds due in November 2012;

•	on April 8, 2013, Idaho Power issued $75 million in principal amount of 2.50% first mortgage bonds due 2023 and $75 million in principal amount of 4.00% first mortgage bonds due 2043;

•	on October 1, 2013 Idaho Power repaid at maturity $70 million of its 4.25% first mortgage bonds;

•	IDACORP and Idaho Power paid dividends of $79 million, $69 million, and $60 million in 2013, 2012, and 2011, respectively;

•	Idaho Power received capital contributions of $8 million and $16 million from IDACORP in 2012 and 2011, respectively; and

•	IDACORP's net change in commercial paper borrowings was a reduction of $15 million and $13 million for 2013 and 2011, respectively, and an increase of $16 million for 2012.

Financing Programs and Available Liquidity

Idaho Power First Mortgage Bonds: Idaho Power's issuance of long-term indebtedness is subject to the approval of the IPUC, OPUC, and Wyoming Public Service Commission (WPSC). In February 2013, Idaho Power filed applications with the IPUC, OPUC, and WPSC to renew its long-term debt financing authority. In April 2013, Idaho Power received orders from the IPUC, OPUC, and WPSC authorizing Idaho Power to issue and sell from time to time up to $500 million in aggregate principal amount of debt securities and first mortgage bonds, subject to conditions specified in the orders. Authority from the IPUC is through April 9, 2015, though Idaho Power may request an extension by letter filed with the IPUC prior to that date. The OPUC's and WPSC's orders do not impose a time limitation for issuances, but the OPUC order does impose a number of other conditions, including a maximum interest rate limit of 7 percent.

On May 22, 2013, IDACORP and Idaho Power filed a joint shelf registration statement with the SEC, which became effective upon filing, for the offer and sale of, in the case of Idaho Power, an unspecified principal amount of its first mortgage bonds and debt securities. On July 12, 2013, Idaho Power entered into a Selling Agency Agreement with eight banks named in the agreement in connection with the potential issuance and sale from time to time of up to $500 million in aggregate principal amount of first mortgage bonds, Series J (Series J Notes), under Idaho Power’s Indenture of Mortgage and Deed of Trust, dated as of October 1, 1937, as amended and supplemented (Indenture). Also on July 12, 2013, Idaho Power entered into the Forty-seventh Supplemental Indenture, dated as of July 1, 2013, to the Indenture. The Forty-seventh Supplemental Indenture provides for, among other items, the issuance of up to $500 million in aggregate principal amount of Series J Notes. As of the date of this report, Idaho Power has not sold any first mortgage bonds or debt securities under the May 2013 shelf registration statement or Selling Agency Agreement and does not anticipate any issuances during 2014, except for transactions the company believes may be particularly opportunistic based on capital market conditions.

The issuance of first mortgage bonds requires that Idaho Power meet interest coverage and security provisions set forth in the Indenture. Future issuances of first mortgage bonds are subject to satisfaction of covenants and security provisions set forth in the Indenture, market conditions, regulatory authorizations, and covenants contained in other financing agreements. The Indenture limits the amount of additional first mortgage bonds that Idaho Power may issue to the sum of (a) the principal amount of retired first mortgage bonds and (b) 60 percent of total unfunded property additions, as defined in the Indenture of Mortgage and Deed of Trust. As of December 31, 2013, Idaho Power could issue approximately $1.4 billion of additional first mortgage bonds based on retired first mortgage bonds and total unfunded property additions. However, the Indenture of Mortgage and Deed of Trust further limits the maximum amount of first mortgage bonds at any one time outstanding to $2.0 billion, and as a result the maximum amount of first mortgage bonds Idaho Power could issue as of December 31, 2013 was limited to approximately $409 million. Idaho Power may increase the $2.0 billion limit on the maximum amount of first mortgage bonds outstanding by filing a supplemental indenture with the trustee as provided in the Indenture of Mortgage and Deed of Trust. Refer to Note 4 - “Long-Term Debt” to the consolidated financial statements included in this report for more information regarding long-term financing arrangements.

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

Each facility contains a covenant requiring each company to maintain a leverage ratio of consolidated indebtedness to consolidated total capitalization equal to or less than 65 percent as of the end of each fiscal quarter. In determining the leverage ratio, “consolidated indebtedness” broadly includes all indebtedness of the respective borrower and its subsidiaries, including, in some instances, indebtedness evidenced by certain hybrid securities (as defined in the credit agreement). “Consolidated total capitalization” is calculated as the sum of all consolidated indebtedness, consolidated stockholders' equity of the borrower and its subsidiaries, and the aggregate value of outstanding hybrid securities. At December 31, 2013, the leverage ratios for IDACORP and Idaho Power were 48 percent and 49 percent, respectively. IDACORP's and Idaho Power's ability to utilize the credit facilities is conditioned upon their continued compliance with the leverage ratio covenants included in the credit facilities, which could limit the ability of the companies to issue first mortgage bonds and debt securities. There are additional covenants, subject to exceptions, that prohibit certain mergers, acquisitions, and investments, restrict the creation of certain liens, and prohibit entering into any agreements restricting dividend payments from any material subsidiary. At December 31, 2013, IDACORP and Idaho Power believe they were in compliance with all facility covenants. Further, IDACORP and Idaho Power do not believe they will be in violation or breach of their respective debt covenants during 2014.

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

IDACORP Equity Programs: On May 22, 2013, IDACORP filed a shelf registration statement with the SEC, which became effective upon filing, for the offer and sale of an unspecified number of shares or dollar amount of IDACORP's common stock. On July 12, 2013, IDACORP entered into a Sales Agency Agreement with BNY Mellon Capital Markets, LLC (BNYMCM), under which IDACORP may offer and sell up to 3 million shares of its common stock from time to time through BNYMCM as IDACORP's agent. The Sales Agency Agreement replaces a similar sales agency agreement, dated December 16, 2011, between IDACORP and BNYMCM, that provided for the sale of up to 3 million shares of IDACORP common stock. IDACORP did not sell any shares of its common stock under the December 2011 sales agency agreement. IDACORP has no obligation to sell any minimum number of shares under the Sales Agency Agreement. As of the date of this report, 3 million shares of IDACORP common stock remain available for sale under the Sales Agency Agreement with BNYMCM.

Effective July 1, 2012, IDACORP discontinued original issuances of common stock and instructed the plan administrators to use market purchases of IDACORP common stock for purposes of acquiring IDACORP common stock for the IDACORP, Inc. Dividend Reinvestment and Stock Purchase Plan and the Idaho Power Company Employee Savings Plan. However, IDACORP may determine at any time to resume original issuances of common stock under those plans. As noted above, an important component of that determination will be IDACORP's and Idaho Power's capital structure. Under the dividend reinvestment and employee-related stock purchase plans in effect prior to July 1, 2012, IDACORP issued 111,380 shares in 2012 and 211,276 shares in 2011 for proceeds of $4.5 million and $8.2 million, respectively.

IDACORP issued 8,766 shares of IDACORP common stock in 2013, 8,600 shares in 2012, and 255,746 shares in 2011, in connection with the exercise of stock options, for proceeds of $0.3 million, $0.4 million, and $9.4 million, respectively.

IDACORP and Idaho Power Commercial Paper: IDACORP and Idaho Power have commercial paper programs under which they issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time not to exceed the available capacity under their respective credit facilities, described above. IDACORP's and Idaho Power's credit facilities are available to the companies to support borrowings under their commercial paper programs. The commercial paper issuances are used to provide an additional financing source for the companies' short-term liquidity needs. The maturities of the commercial paper issuances will vary, but may not exceed 270 days from the date of issue. Individual instruments carry a fixed rate during their respective terms, although the interest rates are reflective of current market conditions, subjecting the companies to fluctuations in interest rates.

Available Short-Term Borrowing Liquidity

The following table outlines available short-term borrowing liquidity as of the dates specified.

	December 31, 2013		December 31, 2012
	IDACORP(2)	Idaho Power	IDACORP(2)	Idaho Power
Revolving credit facility	$125,000	$300,000	$125,000	$300,000
Commercial paper outstanding	(54,750)	—	(69,700)	—
Identified for other use(1)	—	(24,245)	—	(24,245)
Net balance available	$70,250	$275,755	$55,300	$275,755
(1) Port of Morrow and American Falls bonds that Idaho Power could be required to purchase prior to maturity under the optional or mandatory purchase provisions of the bonds, if the remarketing agent for the bonds were unable to sell the bonds to third parties.

(2) Holding company only.

At February 14, 2014, IDACORP had no loans outstanding under its credit facility and $45.6 million of commercial paper outstanding, and Idaho Power had no loans outstanding under its credit facility and no commercial paper outstanding. The table below presents additional information about short-term commercial paper borrowing during the years ended December 31, 2013 and 2012.

	December 31, 2013		December 31, 2012
	IDACORP(1)	Idaho Power	IDACORP(1)	Idaho Power
Commercial paper:
Year end:
Amount outstanding	$54,750	$—	$69,700	$—
Weighted average interest rate	0.34%	—%	0.50%	—%
Daily average amount outstanding during the year	$61,121	$2,209	$57,947	$3,578
Weighted average interest rate during the year	0.39%	0.43%	0.48%	0.47%
Maximum month-end balance	$67,150	$16,600	$69,800	$12,000
(1) Holding company only.

Impact of Credit Ratings on Liquidity and Collateral Obligations

IDACORP’s and Idaho Power’s access to capital markets, including the commercial paper market, and their respective financing costs in those markets, depends in part on their respective credit ratings.  The following table outlines the ratings of Idaho Power’s and IDACORP’s securities, and the ratings outlook, by Standard & Poor’s Ratings Services and Moody’s Investors Service as of the date of this report:

	S&P		Moody’s
	IDACORP	Idaho Power	IDACORP	Idaho Power
Corporate Credit Rating/Long-Term Issuer Rating	BBB	BBB	Baa 1	A3
Senior Secured Debt	None	A-	None	A1
Senior Unsecured Debt	None	BBB	None	A3
Short-Term Tax-Exempt Debt	None	BBB/A-2	None	A3/ VMIG-2
Commercial Paper	A-2	A-2	P-2	P-2
Senior Unsecured Credit Facility	None	None	Baa 1	A3
Rating Outlook	Stable	Stable	Stable	Stable

These security ratings reflect the views of the ratings agencies.  An explanation of the significance of these ratings may be obtained from each rating agency.  Such ratings are not a recommendation to buy, sell, or hold securities.  Any rating can be revised upward or downward or withdrawn at any time by a rating agency if it decides that the circumstances warrant the change.  Each rating agency has its own methodology for assigning ratings and, accordingly, each rating should be evaluated independently of any other rating.

Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties.  As of December 31, 2013, Idaho Power had posted $4.1 million of performance assurance collateral.  Should Idaho Power experience a reduction in its credit rating on its unsecured debt to below investment grade Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral, and counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions.  Based upon Idaho Power’s current energy and fuel portfolio and market conditions as of December 31, 2013, the amount of additional collateral that could be requested upon a downgrade to below investment grade is approximately $13.0 million.  To minimize capital requirements, Idaho Power actively monitors its portfolio exposure and the potential exposure to additional requests for performance assurance collateral, through sensitivity analysis.

Capital Requirements

Idaho Power's construction expenditures, excluding AFUDC, were $228 million during the year ended December 31, 2013.  The table below presents Idaho Power's estimated cash requirements for construction, excluding AFUDC, for 2014 through

2018 (in millions of dollars). Given the uncertainty associated with the timing of infrastructure projects and associated expenditures, actual expenditures and their timing could deviate substantially from those set forth in the table.

	2014	2015	2016-2018
Ongoing capital expenditures (excluding item listed below in this table)	$235-245	$275-290	$855-900
Jim Bridger plant selective catalytic reduction equipment (detailed below)	45-50	40-45	20-25
Total	$280-295	$315-335	$875-925

Major Infrastructure Projects: Idaho Power is engaged in the development of a number of significant projects and has entered into arrangements with third parties concerning joint infrastructure development. The most notable projects are described below.

Boardman-to-Hemingway Transmission Line: The Boardman-to-Hemingway line, a proposed 300-mile, 500-kV transmission project between a station near Boardman, Oregon and the Hemingway station near Boise, Idaho, would provide transmission service to meet future resource needs. The Boardman-to-Hemingway line was included in the preferred resource portfolio in Idaho Power’s 2013 IRP. In January 2012, Idaho Power entered into a joint funding agreement with PacifiCorp and the Bonneville Power Administration (BPA) to pursue permitting of the project. The joint funding agreement provides that Idaho Power's interest in the permitting phase of the project would be approximately 21 percent, and that during future negotiations relating to construction of the transmission line Idaho Power would seek to retain that percentage interest in the completed project. Assuming both other participants fund their full share of the total cost of the permitting phase of the project, Idaho Power's estimated share of the cost of the permitting phase of the project is approximately $17 million, including AFUDC. Total cost estimates for the project are between $890 million and $940 million, including AFUDC. This cost estimate excludes the impacts of inflation and price changes of materials and labor resources that may occur following the date of the estimate. Idaho Power's share of the permitting phase of the project (excluding AFUDC) is included in the capital requirements table above. Construction costs beyond the permitting phase are not included in the table above.

The permitting phase of the Boardman-to-Hemingway project is subject to review and approval by the U.S. Bureau of Land Management (BLM) (as the lead federal agency on behalf of other federal agencies), the U.S. Forest Service, and the Oregon Department of Energy. Idaho Power currently expects the BLM to issue a draft environmental impact statement (EIS) for the project during 2014. The environmental requirements for, and application of environmental regulations (particularly relating to sage grouse) to, the siting process have changed significantly since commencement of the project, making identification of a suitable route for the transmission line more difficult. This has resulted in project delays and increased permitting costs. The completion date of the project is subject to these siting, permitting, and regulatory approval requirements, as well as in-service date requirements of the parties electing to construct the line, the terms of any resulting joint construction agreements, and other factors. In light of the delays and siting impediments that have occurred and are expected, Idaho Power is unable to accurately determine an approximate in-service date for the line but expects the in-service date would be in 2020 or beyond.

The permitting-related delays and changing environmental requirements will result in increased project costs, with the magnitude of the increase depending largely on the length of the delay and the line route ultimately approved. The regulatory outcomes associated with the siting process can also affect the ultimate feasibility and cost effectiveness of the project.
The Boardman-to-Hemingway project continues to be Idaho Power’s preferred power supply resource project. However, as a component of prudent utility planning, Idaho Power evaluates its resource needs on a regular basis, both inside and outside of the integrated resource planning process required by regulators. This planning process includes a review of projected available power supply resources and demand response programs against projected load demand. Projecting future loads with precision is difficult, and actual loads could exceed estimates, particularly if new large-load customers are added to Idaho Power’s system or if customer growth exceeds projections. If Idaho Power believes there will be power supply deficiencies prior to the Boardman-to-Hemingway project’s in-service date that cannot be cost-effectively met in other ways (such as through purchased power and use of demand response programs), in order to reliably meet loads Idaho Power would be required to pursue other power supply options in advance of the Boardman-to-Hemingway in-service date. As development of new power supply infrastructure involves substantial lead-time, Idaho Power is currently performing an enhanced review of other power supply resource options.

Idaho Power has expended approximately $55 million on the Boardman-to-Hemingway project through December 31, 2013. Pursuant to the terms of the joint funding arrangements, approximately $27 million of that amount must be reimbursed to Idaho Power by joint permitting participants for expenses Idaho Power incurred, $23 million of which Idaho Power had received as of December 31, 2013. An additional $14 million is subject to reimbursement at a later date from the joint permitting participants, assuming their continued participation in the project, for expenses Idaho Power incurred prior to execution of the joint funding arrangements. Idaho Power plans to seek recovery of its share of project costs through the regulatory process.

Memorandum of Understanding, dated January 12, 2012, among Idaho Power, PacifiCorp, and the BPA (2012 MOU): Executed in connection with the BPA's participation in the joint funding agreement for the Boardman-to-Hemingway line, the 2012 MOU provides that the parties will negotiate in good faith the terms of mutually satisfactory definitive agreements that would allow BPA to meet its load service obligations in southeast Idaho. It provides that the parties will explore opportunities to establish eastern Idaho load service from the Hemingway substation in exchange for similar service from the Federal Columbia River Transmission System. The 2012 MOU outlines at least two potential alternatives for further negotiation, including a network service option and an asset ownership rights option on the parties' transmission systems, both of which include BPA participation in the Boardman-to-Hemingway transmission line. Any party may terminate the 2012 MOU at any time, without penalty, and the 2012 MOU automatically expires on December 31, 2014.

Gateway West Transmission Line: Idaho Power and PacifiCorp are pursuing the joint development of the Gateway West project, a 500-kV transmission project between a station located near Douglas, Wyoming and the Hemingway station. In January 2012, Idaho Power and PacifiCorp entered a new joint funding agreement (Gateway Funding Agreement) for permitting of the project. Idaho Power's estimated cost for the permitting phase of the Gateway West project is approximately $26 million, including AFUDC. As of the date of this report, Idaho Power estimates the total cost for its share of the project (including both permitting and construction) to be between $150 million and $300 million, including AFUDC. Idaho Power's share of the permitting phase of the project (excluding AFUDC) is included in the capital requirements table above. Construction costs are not included in the table above.

The Gateway Funding Agreement outlines the terms under which the parties will jointly own, develop, design, permit, site, and acquire rights-of-way for the Gateway West transmission project. Idaho Power's interest in the Gateway West project applies to four of ten segments involved in the project, referred to as segments 6 (which Idaho Power had previously constructed and is included only for purposes of federal permitting related to the Gateway West project), 8, 9, and 10, comprised of 88, 126, 152, and 34 miles, respectively and each of which is 500-kV. PacifiCorp is designated as the project manager under the agreement. The Gateway Funding Agreement provides that the project manager may seek to reconfigure portions of the federal permitting project, including segments in which Idaho Power has an interest, subject to certain limitations. Further, PacifiCorp retains the right to remove specified segments from the federal permitting project, including segments in which Idaho Power has an interest, subject to certain limitations specified in the Gateway Funding Agreement.

Each party is responsible for its pro rata share, based on its respective federal and state permitting ownership interest, of the costs incurred under the agreement. Idaho Power's state permitting interest in its segments is 100 percent for segment 6 and 33 percent for each of segments 8, 9, and 10, with a federal permitting interest in the project of 11 percent. The Gateway Funding Agreement provides for the parties to subsequently meet to negotiate the terms and conditions of one or more definitive development and construction agreements for the Gateway West transmission line. The agreement specifies that the parties intend that the terms of any construction agreement would provide that Idaho Power is entitled to one-third of the anticipated bi-directional transmission capacity on segments 8, 9, and 10, and one-third of any total incremental system capacity on those segments, and that PacifiCorp is entitled to the remaining two-thirds interest. A party may withdraw from the federal permitting project, all or a portion of the state permitting project (relating to one or two of segments 8, 9, and 10), or the agreement in its entirety. Upon withdrawal, the withdrawing party forfeits its rights, title, and interest in the agreement and associated tangible and intangible property rights or, if withdrawing from less than all segments, its rights, title, and interest in those segments from which it withdraws.

The BLM released for public comment its final EIS in April 2013 and released its record of decision in November 2013. The record of decision, prepared under the National Environmental Policy Act, identifies the BLM's final decision on the routing for the project. Per the record of decision, the BLM issued right-of-way grants on public land for segments 1 through 7 and 10, but deferred a decision on segments 8 and 9 to resolve routing concerns in those areas. The record of decision provides that a decision on segments 8 and 9 could take up to one year before issuance, while the BLM works with stakeholders.

Jim Bridger Plant Selective Catalytic Reduction Equipment and Related IPUC Filing: Idaho Power and the plant co-owners intend to install selective catalytic reduction (SCR) equipment to reduce nitrogen oxide (NOx) emissions at the Jim Bridger power plant, in order to comply with regional haze rules. The regional haze rules provide for installation and operation of SCR on unit 3 by 2015 and unit 4 by 2016. The rules provide for an equivalent technology for NOx reductions on unit 2 by 2021 and unit 1 by 2022. Idaho Power estimates that the total cost for Idaho Power's share of the upgrades on units 3 and 4 is approximately $118 million, excluding AFUDC. While Idaho Power does not have estimates for the cost to install SCR on units 1 and 2, particularly given the technological changes that may occur prior to the installation date on those units, it is possible that the costs will be equal to, or greater than, the costs for units 3 and 4.

In June 2013, Idaho Power filed an application with the IPUC requesting that the IPUC issue a Certificate of Public Convenience and Necessity (CPCN) related to the SCR investments planned for units 3 and 4. Idaho Power's CPCN application requested that the IPUC provide Idaho Power with authorization and a binding commitment to provide rate base treatment for Idaho Power's share of the capital investment in the SCR in the amount of approximately $130 million (including AFUDC), with approximately $63 million authorized for cost recovery on or after January 1, 2016 and approximately $67 million authorized for cost recovery on or after January 1, 2017. By filing the CPCN, Idaho Power intended to provide the IPUC with an opportunity to review the prudence of the investment in SCR prior to Idaho Power's incurring the bulk of the associated expenses. In December 2013, the IPUC issued an order granting the CPCN. However, the IPUC declined to grant Idaho Power's additional request for an early determination of binding ratemaking treatment.

Shoshone Falls Plant Expansion: The Shoshone Falls plant expansion project was included in Idaho Power's 2013 IRP and consists of constructing a new powerhouse, intake structure, penstock, and substation and the installation of a new turbine to increase the nameplate generation capacity of the plant from 12.5 MW to 61.5 MW. Idaho Power estimates the total cost of the generation capacity expansion project to be $106 million. The existing FERC license amendment issued for the plant in 2012 requires the project to be completed by 2017.  However, as the project is unlikely to be completed by 2017, Idaho Power anticipates seeking an additional schedule extension from the FERC.

Other Infrastructure Projects: Idaho Power is engaged in a number of other significant projects to reinvest in its system for reliability and other benefits, including a long-term underground cable replacement program, hydroelectric turbine upgrades, and distribution and transmission line construction and upgrades as examples.

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

Environmental Regulation Costs: Idaho Power anticipates that it will incur significant expenditures for the installation of environmental controls at its coal plants and for its hydroelectric relicensing efforts. These cost estimates are summarized in Part I - Item 1 - "Business" of this report. The capital portion of these amounts is included in the Capital Requirements table above but do not include costs related to possible changes in current or new environmental laws or regulations and enforcement policies that may be enacted in response to issues such as climate change and emissions from coal-fired and gas-fired generation plants.

Defined Benefit Pension Plan Contributions

Idaho Power contributed $30.0 million, $44.3 million, and $18.5 million to its defined benefit pension plan in 2013, 2012, and 2011, respectively. Federal legislation, signed into law in July 2012, provides a smoothing mechanism applicable to the calculation of plan minimum contributions, and reduces the minimum amounts required to be contributed to the plan in at least the next few years. The legislation's partial funding relief was automatically effective for all contributions beginning in 2013, and Idaho Power chose to adopt the funding relief for its 2012 contributions. Idaho Power's minimum contribution requirement for 2014 is estimated at $1.4 million, though it plans to contribute at least $20 million to the pension plan during 2014 in a continued effort to balance the regulatory collection of these expenditures with the cost of being in an underfunded position. In 2015 and beyond, Idaho Power expects significant contribution obligations under the pension plan. Refer to Note 11 - "Benefit Plans" to the consolidated financial statements included in this report and the section titled "Contractual Obligations" below in this MD&A for information relating to those obligations. In May 2011, the IPUC authorized Idaho Power to increase its annual recovery and amortization of deferred pension costs from $5.4 million to $17.1 million. The primary impact of pension contributions is on timing of cash flows, as cost recovery lags behind the timing of contributions.

Contractual Obligations

The following table presents IDACORP’s and Idaho Power’s contractual cash obligations for the respective periods in which they are due:

	Payment Due by Period
	Total	2014	2015-2016	2017-2018	Thereafter
Idaho Power:	(millions of dollars)
Long-term debt(1)	$1,619	$1	$2	$121	$1,495
Future interest payments(2)	1,331	81	162	161	927
Operating leases(3)	21	1	3	2	15
Purchase obligations:
Cogeneration and small power production	3,545	170	349	365	2,661
Fuel supply agreements	228	84	45	19	80
Purchased power & transmission(4)	25	5	10	5	5
Other(5)	227	74	74	22	57
Pension and postretirement benefit plans(6)	258	9	93	113	43
Other long-term liabilities - Idaho Power	1	—	—	1	—
Total Idaho Power	7,255	425	738	809	5,283
Other	1	1	—	—	—
Total IDACORP	$7,256	$426	$738	$809	$5,283
(1) For additional information, see Note 4 – “Long-Term Debt” to the consolidated financial statements included in this report.
(2) Future interest payments are calculated based on the assumption that all debt is outstanding until maturity.  For debt instruments with variable rates, interest is calculated for all future periods using the rates in effect at December 31, 2013.

(3) The operating leases include right-of-way easements. Approximately $1 million of the obligations included have contracts that do not specify terms related to expiration.  As these contracts are presumed to continue indefinitely, 10 years of information, estimated based on current contract terms, has been included in the table for presentation purposes.

(4) Approximately $9 million of the obligations included in purchased power and transmission have contracts that do not specify terms related to expiration.  As these contracts are presumed to continue indefinitely, 10 years of information, estimated based on current contract terms, has been included in the table for presentation purposes.

(5) Approximately $108 million of the amounts in other purchase obligations are contracts that do not specify terms related to expiration.  As these contracts are presumed to continue indefinitely, 10 years of information, estimated based on current contract terms, has been included in the table for presentation purposes. Other purchase obligations also includes Idaho Power's estimated proportionate funding obligation for goods and services under non-fuel purchase agreements at its jointly owned generation facilities and at the jointly owned Bridger Coal Mine. In some instances, Idaho Power is not a direct party to an underlying purchase agreement, but is obligated under the instruments governing the joint ventures to reimburse the co-owner for payments the co-owner makes pursuant to the purchase agreement. Those estimated amounts have been included in the table above.

(6) Idaho Power estimates pension contributions based on actuarial data. As of the date of this report, Idaho Power cannot estimate pension contributions beyond 2018 with any level of precision, and amounts through 2018 are estimates only and are subject to change. For more information on pension and postretirement plans, refer to Note 11 – "Benefit Plans" to the consolidated financial statements included in this report.

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

IDACORP has a dividend policy that provides for a target long-term dividend payout ratio of between 50 and 60 percent of sustainable IDACORP earnings, with the flexibility to achieve that payout ratio over time and to adjust the payout ratio or to deviate from the target payout ratio from time to time based on the various factors that drive IDACORP's board of directors' dividend decisions. Notwithstanding the dividend policy adopted by IDACORP's board of directors, the dividends IDACORP pays remain in the discretion of the board of directors who, when evaluating the dividend amount, will continue to take into account the factors above, among others.

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

For additional information relating to IDACORP and Idaho Power dividends, including additional restrictions on IDACORP’s and Idaho Power’s payment of dividends, see Note 6 – “Common Stock” to the consolidated financial statements included in this report.

Contingencies and Proceedings

IDACORP and Idaho Power are involved in a number of litigation, alternative dispute resolution, and administrative proceedings, and are subject to claims and legal actions arising in the ordinary course of business, that could affect their future results of operations and financial condition. Certain legal or administrative proceedings to which IDACORP or Idaho Power are parties or are otherwise involved, and certain actual or potential legal claims pertaining to Idaho Power, are described in Note 10 - "Contingencies" to the consolidated financial statements included in this report. Except where noted in Note 10, in many instances IDACORP and Idaho Power are unable to predict the outcomes of the matters or estimate the impact the proceedings may have on their financial positions, results of operations, or cash flows.

Idaho Power is also actively monitoring various environmental regulations that may have a significant impact on its future operations. Given uncertainties regarding the outcome, timing, and compliance plans for these environmental matters, Idaho Power is unable to determine the financial impact of potential new regulations, but does believe that future capital investment for infrastructure and modifications to its electric generating facilities to comply with these regulations could be significant.

Off-Balance Sheet Arrangements

Through a self-bonding mechanism, Idaho Power guarantees its portion of reclamation activities and obligations at BCC, of which IERCo owns a one-third interest. This guarantee, which is renewed annually with the Wyoming Department of Environmental Quality, was $74 million at December 31, 2013, representing IERCo's one-third share of BCC's total reclamation obligation of $221 million. BCC has a reclamation trust fund set aside specifically for the purpose of paying these reclamation costs. At December 31, 2013, the value of the reclamation trust fund totaled $67 million. During 2013, the reclamation trust fund distributed approximately $28 million for reclamation activity costs associated with the BCC surface mine. BCC periodically assesses the adequacy of the reclamation trust fund and its estimate of future reclamation costs. To ensure that the reclamation trust fund maintains adequate reserves, BCC has the ability to add a per-ton surcharge to coal sales. Starting in 2010, BCC began applying a nominal surcharge to coal sales in order to maintain adequate reserves in the reclamation trust fund. Because of the existence of the fund and the ability to apply a per-ton surcharge, the estimated fair value of this guarantee is minimal.

REGULATORY MATTERS

Introduction

As a regulated utility, many of Idaho Power's fundamental business decisions are subject to the approval of governmental agencies. Idaho Power is under the jurisdiction (as to rates, service, accounting, and other general matters of utility operation) of the IPUC, the OPUC, and the FERC. The IPUC and OPUC determine the rates that Idaho Power charges to its general business customers. Idaho Power is also under the regulatory jurisdiction of the IPUC, the OPUC, and the Public Service Commission of Wyoming as to the issuance of debt and equity securities. As a public utility under the Federal Power Act, Idaho Power has authority to charge market-based rates for wholesale energy sales under its FERC tariff and to provide transmission services under its OATT. Idaho Power uses general rate cases, cost adjustment mechanisms, and subject-specific filings to recover its costs of providing service and the costs of its energy efficiency and demand response programs, seeking to earn a return on investment where permitted by regulators. Idaho Power remains focused on communicating with regulators the necessity of investments to serve its customers, the prudence of the costs incurred, and the importance of a reasonable return on investment for IDACORP's shareholders.

Idaho Power's need for rate relief and the development of rate case plans take into consideration short-term and long-term needs, as well as specific factors that can affect the timing of rate filings. Such factors include, among other things, in-service dates of major capital investments and the timing of changes in major revenue and expense items. Idaho Power filed general rate cases in Idaho and Oregon during 2011, as well as a single-issue rate case for the Langley Gulch power plant in Idaho and Oregon in 2012. These significant rate cases resulted in the resetting of base rates in both Idaho and Oregon during 2012.

Between general rate cases, Idaho Power relies upon power cost adjustment mechanisms, riders, and other mechanisms to reduce regulatory lag, which refers to the period of time between making an investment or incurring an expense and earning a return and recovering that investment or expense. Management's focus on constructive regulatory outcomes in recent years has been targeted largely at general revenue rate cases and rate mechanisms. Going forward, Idaho Power will continue to assess its need for general rate relief in consideration of the factors described above. Idaho Power will be evaluating its regulatory strategy and options during 2014, and if deemed appropriate could file an application for a general rate change or for the extension of the existing December 2011 regulatory settlement described below. During February 2014, Idaho Power held preliminary discussions with the IPUC Staff regarding such an extension.

Regulatory mechanisms and other regulatory matters, including in many cases their design and their financial impact on IDACORP and Idaho Power, are also discussed in Note 3 - “Regulatory Matters” to the consolidated financial statements included in this report, which should be read in conjunction with the discussion below.

Idaho and Oregon Significant Regulatory Developments

Included below are notable regulatory developments affecting Idaho Power and largely completed during 2011, 2012, and 2013. Refer to Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report for a description of the applicable regulatory mechanism and associated orders of the IPUC and OPUC.

Description	Effective Date	Estimated Annualized Revenue Impact (millions)(1)
2011 Idaho PCA(2)	6/1/2011	$(40)
2011 Idaho pension expense recovery	6/1/2011	12
2011 Idaho FCA(2)	6/1/2011	3
2011 Oregon annual power cost update (APCU)(2)	6/1/2011	(1)
2011 Idaho general rate case settlement	1/1/2012	34
2012 Oregon general rate case settlement	3/1/2012	2
2012 Idaho PCA(2)	6/1/2012	43
Idaho - Boardman power plant cost recovery	6/1/2012	1
Revenue sharing pursuant to January 2010 Idaho settlement agreement(2)	6/1/2012	(27)
Idaho depreciation rate for non-AMI meters	6/1/2012	(11)
Idaho depreciation update (other than non-AMI meters and Boardman plant)	6/1/2012	(1)
2012 Idaho FCA(2)	6/1/2012	1
2012 Oregon APCU(2)	6/1/2012	2
Idaho - Langley Gulch power plant	7/1/2012	58
Oregon - Langley Gulch power plant	10/1/2012	3
2013 Idaho FCA(2)	6/1/2013	(1)
2013 Idaho PCA(2)(3)	6/1/2013	140
2013 Oregon APCU(2)	6/1/2013	3
(1) The annual amount collected in rates is typically not recovered on a linear basis (i.e., 1/12th per month), and is instead recovered in proportion to general business sales volumes.
(2) The rate changes for the Idaho PCA, FCA, and Idaho revenue sharing are applicable only for one-year periods. Similarly, a portion of the rate changes from the Oregon APCU are applicable only for one-year periods.

(3) The 2013 Idaho PCA rates were offset by $7.2 million of Idaho revenue-sharing related to 2012 financial results pursuant to an IPUC order issued in 2012 under regulatory settlement agreements approved in January 2010 and December 2011. The $140.4 million increase in PCA rates includes the reduction in the PCA mechanism component of the revenue sharing amount from $27.1 million for the 2012-2013 PCA to $7.2 million for the 2013-2014 PCA.

Resetting of Idaho Base Rates: In December 2011, the IPUC approved a settlement stipulation in Idaho Power's Idaho general rate case, which provided for a 7.86 percent authorized overall rate of return on an Idaho-jurisdiction rate base of approximately $2.36 billion. The approved settlement stipulation resulted in a 4.07 percent, or $34.0 million, overall increase in Idaho Power's annual Idaho-jurisdiction base rate revenues. New rates in conformity with the settlement became effective on January 1, 2012. Neither the order nor the settlement stipulation specified an authorized rate of return on equity.

Idaho Power's Langley Gulch power plant became commercially available on June 29, 2012. On that date the IPUC issued an order approving a $58.1 million, or 6.83 percent, increase in annual Idaho-jurisdiction base rates, effective July 1, 2012, for recovery of Idaho Power's investment in the power plant and associated costs.

In November 2013, Idaho Power filed an application with the IPUC requesting an increase of approximately $106 million in the normalized or “base level” power supply expenses to be used in the determination of the PCA rate that will become effective June 1, 2014.  This would remove the Idaho-jurisdiction portion of those expenses eligible for collection via the Idaho PCA mechanism and instead result in Idaho Power collecting that portion in base rates. Approval of the application would result in no net change in the amount collected through base rates and the PCA mechanism in the aggregate. Idaho Power expects, however, that approval of the application would decrease the amount of any base rate increase requested in Idaho Power's next general rate case application filed with the IPUC.

Resetting of Oregon Base Rates: On February 23, 2012, the OPUC approved a settlement stipulation in Idaho Power's Oregon general rate case providing for a $1.8 million base rate increase, a return on equity of 9.9 percent, and an overall rate of return of 7.757 percent in the Oregon jurisdiction. New rates in conformity with the settlement stipulation went into effect on March 1, 2012.

On September 20, 2012, the OPUC issued an order approving an approximately $3.0 million increase in annual Oregon jurisdiction base rates, effective October 1, 2012, for inclusion of the Langley Gulch power plant in Idaho Power's Oregon rate base.

Idaho ROE Support Through 2014 from December 2011 Regulatory Settlement Stipulation: In December 2011, the IPUC issued an order, separate from the then-pending Idaho general rate case proceeding, approving a settlement stipulation that provided as follows:

•
if Idaho Power's actual Idaho ROE for 2012, 2013, or 2014 is less than 9.5 percent, then Idaho Power may amortize additional ADITC to help achieve a minimum 9.5 percent Idaho ROE in the applicable year. Idaho Power would be permitted to amortize additional ADITC in an aggregate amount up to $45 million over the three-year period;

•
if Idaho Power's actual Idaho ROE for 2012, 2013, or 2014 exceeds 10.0 percent, the amount of Idaho Power's Idaho- jurisdictional earnings exceeding a 10.0 percent and up to and including a 10.5 percent Idaho ROE for the applicable year would be shared equally between Idaho Power and its Idaho customers in the form of a rate reduction to become effective at the time of the subsequent year's PCA; and

•
if Idaho Power's actual Idaho ROE for 2012, 2013, or 2014 exceeds 10.5 percent, the amount of Idaho Power's Idaho- jurisdictional earnings exceeding a 10.5 percent Idaho ROE for the applicable year would be allocated 25 percent to Idaho Power and 75 percent to benefit Idaho customer rates through an offset in the pension balancing account, which would reduce the amount Idaho Power would seek to collect from customers in future rates.

The December 2011 settlement stipulation provided that the Idaho ROE thresholds (9.5 percent, 10.0 percent, and 10.5 percent) will be automatically adjusted prospectively in the event the IPUC approves a change to Idaho Power's authorized return on equity as part of a general rate case proceeding seeking a rate change effective prior to January 1, 2015. The December 2011 settlement and sharing mechanism followed a similar Idaho settlement and sharing mechanism approved in January 2010, described further in Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report, which had a substantial impact on IDACORP's and Idaho Power's 2011 results of operations (as discussed in Note 3).

As Idaho Power's 2012 Idaho ROE exceeded 10.5 percent, Idaho Power did not amortize additional ADITC in 2012. For the full year 2012, Idaho Power recorded a $7.2 million provision against current revenues, to be refunded to customers through a reduction in the subsequent year's PCA, and an additional $14.6 million of pension expense, to benefit Idaho customers by reducing the amount of deferred pension expense that may be collected from customers in the future. The $7.2 million rate adjustment was included in the annual PCA rate change that went into effect on June 1, 2013.

Idaho Power's 2013 Idaho ROE also exceeded 10.5 percent. Accordingly, Idaho Power did not amortize additional ADITC in 2013. For the full year 2013, Idaho Power recorded a $7.6 million provision against current revenues, to be refunded to customers through a reduction in the subsequent year's PCA, and an additional $16.5 million of pension expense.

Change in Deferred (Accrued) Net Power Supply Costs

Deferred power supply costs represent certain differences between Idaho Power's actual net power supply costs and the costs included in its retail rates, the latter being based on annual forecasts of power supply costs. Deferred power supply costs are recorded on the balance sheets for future recovery or refund through customer rates. The table that follows summarizes the change in deferred net power supply costs over the prior two years.

	Idaho	Oregon(1)	Total
Balance at December 31, 2011	$(13,121)	$8,490	$(4,631)
Current period net power supply costs deferred	45,063	1,523	46,586
2011 revenue sharing liability applied to PCA true-up mechanism	(27,201)	—	(27,201)
Prior deferred costs amortized and refunded (recovered) through rates	33,332	(2,178)	31,154
SO2 allowance and renewable energy certificate (REC) sales	(3,217)	(160)	(3,377)
Interest and other	(285)	656	371
Balance at December 31, 2012	34,571	8,331	42,902
Current period net power supply costs deferred	67,127	—	67,127
2012 revenue sharing liability applied to PCA true-up mechanism	(7,172)	—	(7,172)
Prior deferred costs amortized and recovered through rates	(9,728)	(2,224)	(11,952)
SO2 allowance and renewable energy certificate (REC) sales	(522)	(15)	(537)
Interest and other	567	519	1,086
Balance at December 31, 2013	$84,843	$6,611	$91,454
(1) Oregon power supply cost deferrals are subject to a statute that specifically limits rate amortizations of deferred costs to six percent of gross Oregon revenue per year (approximately $3 million).  Deferrals are amortized sequentially.

Idaho Power's PCA mechanisms in its Idaho and Oregon jurisdictions address the volatility of power supply costs and provide for annual adjustments to the rates charged to retail customers. The PCA mechanism and associated financial impacts are described in "Results of Operations" in this MD&A.  In May 2013, the IPUC issued an order authorizing a $140.4 million increase in PCA rates, effective for the 2013-2014 PCA collection period commencing June 1, 2013. This significant PCA rate increase was driven by the following:

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

Idaho Power's currently approved normalized level of net power supply expenses included in Idaho jurisdictional base rates were established in 2010. Since 2010, many of the individual cost and revenue components of these "base level" net power supply expenses have changed significantly and permanently. These ongoing and permanent costs are currently being recovered through the Idaho PCA annually. The primary factors contributing to the increase in net power supply expenses were increased energy purchases pursuant to PURPA, lower surplus energy sales revenue resulting from lower energy market prices, and the elimination of anticipated offsetting revenues from the Hoku electric service agreement. As noted above, Idaho Power filed an application with the IPUC requesting an increase of approximately $106 million in the normalized or “base level” power supply expense to be used in the determination of the PCA rate that will become effective June 1, 2014.  This would remove the Idaho-jurisdiction portion of those expenses eligible for collection via the Idaho PCA mechanism and instead result in Idaho Power collecting that portion in base rates.

Transmission Coordination and FERC Order 1000

The FERC has encouraged increased coordination intended to capture power transmission efficiencies that might otherwise be gained through the formation of a regional transmission organization or independent system operator. While it has not mandated formation of such an organization, the FERC has issued orders and made public statements indicating its support for the development and formation of independent organizations, including those intended to implement a number of regional transmission planning coordination requirements.

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

Another significant change is the removal of the federal right of first refusal provision contained in tariffs or agreements with respect to transmission facilities selected in a regional transmission plan for purposes of cost allocation. Incumbent public utility transmission providers no longer have a federal right of first refusal to build, own, and operate large-scale regional transmission projects when they seek regional cost allocation. Idaho Power has filed its tariff revisions with the FERC for the regional and interregional portions of Order 1000 requirements. On May 17, 2013, the FERC issued an order accepting, with some modifications, Idaho Power's regional filing, subject to Idaho Power submitting additional compliance filings with the FERC, which Idaho Power made in September and October 2013. As of the date of this report, Idaho Power is unable to determine what impacts this order may have on its future electric transmission service costs or charges.

FERC Compliance Programs

The FERC has approved an extensive number of reliability standards developed by the NERC and the Western Electricity Coordinating Council (WECC), including critical infrastructure protection (CIP) standards and regional standard variations. As part of its compliance program, Idaho Power periodically reviews its operations for compliance with FERC rules, orders, and standards and self-reports compliance issues to the FERC and the WECC. Recent reports Idaho Power has submitted to the FERC have generally focused on Standards of Conduct and Idaho Power’s FERC OATT. Consistent with prior years, during 2013 Idaho Power self-reported to the FERC and received notices of alleged violations from the FERC and the WECC. Idaho Power has also received notification that the FERC intends to take no further action regarding several issues previously reported by Idaho Power. Consistent with its historical practice, Idaho Power is working with the FERC and the WECC to resolve alleged violations and items it self-reported to the FERC and the WECC. Idaho Power is unable to predict what action, if any, the WECC or the FERC will take on those unresolved matters, but based on the nature of the potential violations Idaho Power does not expect any material adverse effect from currently alleged violations on its financial position, results of operations, or cash flows. Idaho Power plans to continue its efforts to reduce potential violations through its compliance program and its approach of self-reporting compliance issues to, and working with, the FERC and the WECC.

One item currently undergoing review is a pricing-related issue associated with Idaho Power's triennial market power analysis filed with the FERC, the filing of which is a requirement of Idaho Power's market-based rate tariff. Resolution of that item, which is premised on whether certain transmission rates to eligible customers should have been calculated under a cost-based or market-based approach, could result in Idaho Power issuing refunds to eligible customers. However, Idaho Power does not expect the aggregate amount of any such refunds would be material to its financial condition or results of operations.

Relicensing of Hydroelectric Projects

Overview: Idaho Power, like other utilities that operate nonfederal hydroelectric projects on qualified waterways, obtains licenses for its hydroelectric projects from the FERC.  These licenses have a term of 30 to 50 years depending on the size, complexity, and cost of the project.  The expiration dates for the FERC licenses for each of the facilities are included in Part I - Item 2 - "Properties" in this report. Costs for the relicensing of Idaho Power's hydroelectric projects are recorded in construction work in progress until new multi-year licenses are issued by the FERC, at which time the charges are transferred to electric plant in service. Relicensing costs and costs related to new licenses will be submitted to regulators for recovery through the ratemaking process. Relicensing costs of $180 million for the HCC, Idaho Power's largest hydroelectric complex and a major relicensing effort, were included in construction work in progress at December 31, 2013. As of the date of this report, the IPUC authorizes Idaho Power to include in its Idaho jurisdiction rates approximately $6.5 million annually ($10.7 million grossed up for income taxes) of AFUDC relating to the HCC relicensing project. Collecting these amounts now will reduce the amount collected in the future once the HCC relicensing costs are approved for recovery in base rates. As of December 31, 2013, Idaho Power's regulatory liability for collection of AFUDC relating to the HCC was $59.0 million, including $20.5 million for the income tax gross up and $6.6 million of carrying charges on the balance. In addition to the discussion below, see "Environmental Matters" in this MD&A for a discussion of environmental compliance under FERC licenses for Idaho Power's hydroelectric generating plants.

Hells Canyon Complex: The HCC, located on the Snake River where it forms the border between Idaho and Oregon, provides approximately 68 percent of Idaho Power's hydroelectric generating nameplate capacity and 32 percent of its total generating nameplate capacity.  In July 2003, Idaho Power filed an application with the FERC for a new license in anticipation of the July 2005 expiration of the then-existing license.  Since the expiration of that license, Idaho Power has been operating the project under annual licenses issued by the FERC. In December 2004, Idaho Power and eleven other parties, including National Marine Fisheries Service (NMFS) and U.S. Fish and Wildlife Service (USFWS), involved in the HCC relicensing process entered into an interim agreement that addresses the effects of the ongoing operations of the HCC on Endangered Species Act (ESA) listed species pending the relicensing of the project. In August 2007 the FERC Staff issued a final EIS for the HCC, which the FERC will use to determine whether, and under what conditions, to issue a new license for the project.  The purpose of the final EIS is to inform the FERC, federal and state agencies, Native American tribes, and the public about the environmental effects of Idaho Power's operation of the HCC.  Certain portions of the final EIS involve issues that may be influenced by water quality certifications for the project under Section 401 of the Clean Water Act (CWA) and formal consultations under the ESA, which remain unresolved.

In connection with its relicensing efforts, Idaho Power has filed water quality certification applications, required under Section 401 of the CWA, with the states of Idaho and Oregon requesting that each state certify that any discharges from the project comply with applicable state water quality standards.  Section 401 of the CWA requires that a state either approve or deny a Section 401 water quality certification application within one year of the filing of the application or the state may be considered to have waived its certification authority under the CWA.  As a consequence, Idaho Power has been filing and withdrawing its Section 401 certification applications with Oregon and Idaho on an annual basis while it has been working with the states to identify measures that will provide reasonable assurance that discharges from the HCC will adequately address applicable water quality standards.

In September 2007, in connection with the issuance of its final EIS, the FERC notified the NMFS and the USFWS of its determination that the licensing of the HCC was likely to adversely affect ESA-listed species, including the bull trout and fall Chinook salmon and steelhead, under the NMFS's and USFWS's jurisdiction and requested that the NMFS and USFWS initiate formal consultation under Section 7 of the ESA on the licensing of the HCC.  Each of the NMFS and USFWS responded to the FERC that the conditions relating to the licensing of the HCC were not fully described or developed in the final EIS as the measures to address the water quality effects of the project were yet to be fully defined by the Section 401 certification process pending before the Oregon and Idaho Departments of Environmental Quality.  The NMFS and USFWS therefore recommended that formal consultation under the ESA be delayed until the Section 401 certification process is completed.

Idaho Power continues to work with Idaho and Oregon in the development of measures to provide reasonable assurance that any discharges from the HCC will comply with applicable state water quality standards so that appropriate water quality certifications can be issued for the project, and continues to cooperate with the USFWS, NMFS, and the FERC in an effort to address ESA concerns. Measures that have been considered to address water quality standards include installation of aerated runners in the Brownlee project (part of the HCC) turbines, modification of spillways at Brownlee and Hells Canyon to address total dissolved gas issues, and upstream watershed improvements or the installation of a temperature control structure to address water temperatures during a small portion of the year. These water quality measures could add substantially to project costs. For instance, in its August 2007 final EIS the FERC's proposed protection, mitigation, and enhancement measures had an estimated cost of approximately $15 million per year, excluding costs for measures associated with the Section 401 water quality certification because they had not been defined at that time. Idaho Power continues to work with the Oregon and Idaho Departments of Environmental Quality on the water quality certification issue and the water quality measures that will be required to obtain 401 certification. As of the date of this report, Idaho Power is unable to predict the timing of issuance by the FERC of any license order or the ultimate capital investment and ongoing operating and maintenance costs Idaho Power will incur in complying with any new license.

Swan Falls Project: In September 2012, the FERC issued to Idaho Power a 30-year license for continued operation of the Swan Falls hydroelectric project. Idaho Power believes that operational changes associated with the new license for the project will be modest and that the capital investments it will be required to make under the terms of the license will be within the range Idaho Power expected at the time of submission of its application for the license.

Shoshone Falls Plant Expansion: On July 1, 2010, the FERC amended the license for the Shoshone Falls project to expand its nameplate generating capacity from approximately 12.5 MW to approximately 61.5 MW.  The amended license has an expiration date of 2034, but provides that the license will be extended to 2044 following completion of the proposed generation capacity expansion project.  On May 1, 2012, FERC granted Idaho Power a two-year schedule extension, through July 2017, to complete construction of the expansion. Idaho Power does not expect that it would complete the generation capacity expansion project prior to 2017, and thus anticipates seeking an additional schedule extension from the FERC. Idaho Power's determination to proceed with the expansion project remains subject to the outcome of additional cost studies and analysis and the results of further engineering and design work, and further analysis of Idaho Power's supply-side resource needs. If Idaho Power ultimately determines to move forward with the full project, Idaho Power may seek to obtain regulatory support from the IPUC and OPUC prior to commencement of construction to mitigate in part the regulatory cost-recovery risk associated with the project.

Renewable Energy Standards and Contracts

Renewable Portfolio Standards: Numerous proponents have introduced legislation in the U.S. Congress that would require electric utilities to obtain a specified percentage of their electricity from renewable sources, commonly referred to as a "renewable portfolio standard" or "RPS." However, as of the date of this report no federal or State of Idaho RPS is in effect.  Idaho Power will be required to comply with a 10-percent RPS in Oregon beginning in 2025, and Idaho Power expects to meet this requirement with renewable energy certificates (RECs) obtained from the purchase of power from the Elkhorn Valley wind project.  Idaho Power continues to monitor proposed federal RPS legislation and the possibility of additional state RPS legislation.

Pursuant to an IPUC order, Idaho Power is selling its near-term RECs and returning to customers their share (shared 95% with customers in the Idaho jurisdiction) of those proceeds through the PCA.  For the years ended December 31, 2013 and 2012, Idaho Power's REC sales totaled $0.6 million and $3.5 million, respectively.  Idaho Power has sold all of its 2012 and earlier vintage RECs.  Idaho Power has sold a portion of its 2013 RECs and intends to continue selling its 2013 and later RECs as they are generated and become available for sale.

Were Idaho Power to be subject to additional RPS legislation, it may cease in full or in part the sale of RECs it receives, seek to obtain RECs from additional projects, generate RECs from any REC-generating facilities it may own, or purchase RECs in the market. Ordinarily, Idaho Power does not receive the RECs associated with PURPA projects. However, an order issued by the IPUC in December 2012, described below, provides that Idaho Power will own a portion of the RECs generated by some future PURPA projects. The required purchase of additional RECs to meet RPS requirements would increase Idaho Power's costs, which Idaho Power expects would be wholly or largely passed on to customers through rates and the PCA mechanisms.

Renewable Energy Contracts and PURPA: Idaho Power purchases wind power from both cogeneration and small power production (CSPP) and non-CSPP facilities, including its largest non-CSPP wind power project—the Elkhorn Valley wind project with a 101 MW nameplate capacity. As of December 31, 2013, Idaho Power had contracts to purchase energy from on-line CSPP wind power projects with a combined nameplate rating of 577 MW.  In addition to its power purchase arrangements with wind power generators, Idaho Power has contracts for the purchase of power from other CSPP and non-CSPP renewable generation sources, such as biomass, solar, small hydroelectric projects, and two geothermal projects. As of December 31, 2013, Idaho Power had the number and nameplate capacity of signed CSPP-related agreements with terms ranging from one to 35 years set forth in the table below.

Status	Number of CSPP Contracts	Nameplate Capacity (MW)
On-line as of December 31, 2013	102	774
Contracted and projected to come on-line by year-end 2016	6	48

Pursuant to the requirements of Section 210 of PURPA, the IPUC and OPUC have each issued orders and rules regulating Idaho Power's purchase of power from CSPP facilities.  A key component of the PURPA power purchase contracts is the energy price contained within the agreements.  Regulatory-mandated execution of PURPA agreements may result in Idaho Power acquiring energy it does not need at above wholesale market prices and require additional operational integration measures, thus increasing costs to Idaho Power's customers.  Substantially all PURPA power purchase costs are recovered through base rates and Idaho Power's PCA mechanisms, and thus the primary impact of PURPA agreements is on customer rates.

Idaho Power has been involved in a number of PURPA-related proceedings at the IPUC, OPUC, and the FERC, and has previously intervened in proceedings between the IPUC and the FERC. While some of those proceedings are ongoing and a number of decisions are being challenged, certain notable developments have occurred in recent years. In June 2011, the IPUC issued an order providing for a 100 kW eligibility cap for published avoided cost rates for wind and solar PURPA projects. In December 2012, the IPUC issued an order providing that for projects not eligible for published avoided cost rates, the price used for power purchase determinations would be updated annually based on updated natural gas prices and Idaho Power's updated load forecast. The IPUC also determined that RECs will be owned by the PURPA project developer for projects eligible for published avoided cost rates, and apportioned equally between the project developer and Idaho Power for other projects. The IPUC's order also provided that new projects will be paid for capacity based on the project's ability to deliver during peak hours and when Idaho Power's long-range plan shows the company is capacity deficient. Additionally, in December 2013 the IPUC and the FERC signed a memorandum of agreement dismissing claims brought in a U.S. District Court in Idaho relating to the interpretation and enforcement of PURPA as it pertained to several power purchase agreements with wind power developers. The memorandum of agreement reflects the principle that PURPA establishes a program of cooperative federalism, with FERC establishing regulations and states implementing them in a manner that accommodates local conditions.

ENVIRONMENTAL MATTERS

Overview

Idaho Power is subject to a broad range of federal, state, regional, and local laws and regulations designed to protect, restore, and enhance the environment, including the Clean Air Act (CAA), the Clean Water Act (CWA), the Resource Conservation and Recovery Act, the Toxic Substances Control Act, the Comprehensive Environmental Response, Compensation and Liability Act, and the ESA, among other laws. Current and pending environmental legislation relates to, among other issues, climate change, greenhouse gas, mercury and other emissions, air quality, hazardous wastes, polychlorinated biphenyls, and threatened and endangered species. These laws are administered by a number of federal, state, and local agencies. In addition to imposing continuing compliance obligations and associated costs, these laws and regulations provide authority to regulators to levy substantial penalties for noncompliance, injunctive relief, and other sanctions. Idaho Power's three coal-fired power plants and three natural gas-fired combustion turbine power plants are subject to many of these regulations. Idaho Power's 17 hydroelectric projects are also subject to a number of water discharge standards and other environmental requirements.

Compliance with current and future environmental laws and regulations may:

•	increase the operating costs of generating plants;

•	increase the construction costs and lead time for new facilities;

•	require the modification of existing generating plants, which could result in additional costs;

•	require the curtailment or shut-down of existing generating plants; or

•	reduce the output from current generating facilities.

Current and future environmental laws and regulations will increase the cost of operating coal-fired power plants and constructing new facilities, in large part through the installation of additional pollution control devices at existing generating plants, and could result in Idaho Power discontinuing the operation of one or more coal-fired plants if operation becomes uneconomical. These regulations could, in turn, affect IDACORP's and Idaho Power's results of operations and financial condition if the costs associated with these environmental requirements and plant shut-downs cannot be fully recovered in rates on a timely basis. Part I - “Business - Environmental Regulation and Costs” in this report includes a summary of Idaho Power's expected capital and operating expenditures for environmental matters during the period from 2014 to 2016. Given the uncertainty of future environmental regulations and technological advances, Idaho Power is unable to predict its environmental-related expenditures beyond 2016, though they could be substantial.

In connection with its IRP process, Idaho Power conducted cost studies and scenario analysis to assess the potential future investments necessary for the continued operation of the Jim Bridger and North Valmy coal generation facilities, in light of the body of environmental laws and regulations impacting the cost of operating those plants. The results of that study are discussed in Part I, Item 1 - "Business - Utility Operations - Environmental Regulation and Costs." Idaho Power will continue to monitor environmental requirements to assess whether environmental control upgrades remain economically appropriate.

Endangered Species and Fisheries Matters

Overview: The listing of a species of fish, wildlife, or plants as threatened or endangered under the ESA may have an adverse impact on Idaho Power's ability to construct generation, transmission, or distribution facilities or relicense or operate its hydroelectric projects. When a species is added to the federal list of threatened and endangered species, it is protected from “take” and from being transported, traded, or sold. The term “take” under the ESA is interpreted to include “harass, harm, pursue, hunt, shoot, wound, kill, trap, capture, or collect, or attempt to engage in any such conduct.” Section 7 of the ESA also provides that each federal agency shall ensure that any action they authorize, fund, or carry out is not likely to jeopardize the continued existence of a listed species or result in the destruction or adverse modification of its critical habitat.

The construction of generation, transmission, or distribution facilities and the licensing of Idaho Power's hydroelectric projects can be federally authorized actions that fall under Section 7 of the ESA. There are a number of threatened or endangered species within Idaho Power's service area and within or near proposed transmission line routes. Further, there are a number of ESA-listed fish and other aquatic species located in waterways in which Idaho Power has hydroelectric facilities, including fall Chinook salmon, bull trout, Bliss Rapids snail, and Snake River physa snail. To date, efforts to protect these and other listed species have not significantly affected generation levels at any of Idaho Power's hydroelectric facilities. However, the ongoing relicensing of the HCC presents endangered species and fisheries issues that may require generation or other operational adjustments. These adjustments may reduce the generation output or operating costs (and hence the economics) of the plants, potentially causing Idaho Power to rely on more expensive sources for power generation or market purchases.

ESA Issues Related to Specific Species:

Slickspot Peppergrass:  This southwestern Idaho plant species was listed as threatened by the USFWS in 2009.  In May 2011, the USFWS issued a proposed rule to designate critical habitat for the slickspot peppergrass and proposed to designate approximately 58,000 acres of critical habitat in four southeast Idaho counties. Approximately 98 percent of the plant species is located on federal land owned by the BLM and the U.S. Department of Defense. The BLM is currently treating the species as a proposed species under ESA and will confer with the USFWS until a final decision is made. Parts of the Boardman-to-Hemingway and Gateway West 500-kV transmission lines will cross BLM land upon which this species is located.  The listing of the slickspot peppergrass will require that Idaho Power, as one of the project developers, engage in an ESA Section 7 consultation with the USFWS, which will increase the cost of the transmission projects and potentially delay the receipt of a permit for construction.

Greater Sage Grouse: The greater sage grouse is considered a “candidate species” under the ESA, which allows land management agencies to implement additional conservation measures.  In March 2010, the USFWS announced that listing of the greater sage grouse as threatened or endangered under the ESA is warranted but precluded by higher priority listing actions.  On February 2, 2012, a federal district court in Idaho issued an order denying a request to expedite the listing of the greater sage grouse under the ESA. As a result, the USFWS has until 2015 to make a final listing determination under the ESA. On February 6, 2012, the same court issued an order holding that the BLM had violated the National Environmental Policy Act and other federal laws in connection with the granting of livestock grazing permit renewals in sage grouse habitat. Due to the presence of sage grouse in the vicinity of the Boardman-to-Hemingway and Gateway West 500-kV transmission lines, siting of these projects has required more extensive, costly, and time consuming evaluation, permitting, and engineering.   In the event the USFWS lists the greater sage grouse as threatened or endangered, federal agencies that may authorize rights-of-way to Idaho Power, as one of the project developers, would be required to conduct a Section 7 consultation under the ESA for these transmission projects. Any required additional conservation measures may impact the timing for siting, permitting, and constructing the Boardman-to-Hemingway and Gateway West transmission lines and other projects.

Washington Ground Squirrel: The Washington ground squirrel is considered a “candidate species” under the ESA. There are multiple records of Washington ground squirrels within or near portions of the proposed Boardman-to-Hemingway transmission line project. If this species is listed under the ESA, the BLM would be required to conduct a Section 7 consultation under the ESA for the Boardman-to-Hemingway project. If additional surveys are required, or if additional conservation and mitigation measures need to be developed, the overall timing of the permitting and construction, and the cost, of the Boardman-to-Hemingway project may be adversely affected.

ESA Issues Related to Specific Projects:

Hells Canyon Relicensing Project:  In 2007, the FERC requested initiation of formal consultation under the ESA with the NMFS and the USFWS regarding potential effects of HCC relicensing on several listed aquatic and terrestrial species.  Formal consultation has yet to be initiated and the NMFS and the USFWS continue to gather and consider information relative to the effects of relicensing on relevant ESA listed species.  Idaho Power continues to cooperate with the USFWS, the NMFS, and the FERC in an effort to address ESA concerns.  In December 2004, Idaho Power and eleven other parties, including NMFS and the USFWS, entered into an interim agreement that addresses the effects of the ongoing operations of the HCC on ESA listed species pending the relicensing of the project. At the conclusion of formal consultation and with the issuance of biological opinions by the NMFS and the USFWS and an operating license by the FERC, Idaho Power may be required to implement additional measures or further modify or adjust operations to comply with Section 7 of the ESA.  The issuance of a final biological opinion during 2014 is unlikely.

Bliss and Lower Salmon Falls Projects:  As part of a settlement agreement for the current FERC hydroelectric license, Idaho Power finalized a snail protection plan for the Bliss and Lower Salmon Falls projects in cooperation with the USFWS.  Idaho Power filed applications with the FERC to amend the licenses for the projects to help maintain operating flexibility at both projects for the remainder of their licenses. In March 2013, the FERC issued an order approving Idaho Power's application to return to load-following operations at the Bliss and Lower Salmon Falls projects for the duration of the new license period through 2034. Idaho Power had been operating these projects as run-of-river facilities since the licenses were issued in 2004, pending the results of a settlement agreement driven by an ESA snail study that was conducted for a period of six years. The order also approved a snail protection plan, and required Idaho Power to investigate opportunities to acquire and manage 64.5 acres of riparian habitat to mitigate the potential impact on land of load-following operations below the projects.

Swan Falls Project:  In August 2010, the FERC issued a final EIS in connection with the relicensing of the Swan Falls Project.  The Snake River physa snail was found in the area during the EIS review.  While the applicable biological opinion includes a provision for the incidental take of the snail, Idaho Power is required to study the status of the Snake River physa snail and its habitat within and downstream of the project area for the term of the new license.

Boardman-to-Hemingway and Gateway West Transmission Projects: As noted above, the existence of the slickspot peppergrass, greater sage grouse, and Washington ground squirrel within or near the proposed routes for these projects is impacting, and Idaho Power expects it to continue to impact, the cost and timing of permitting and construction of the projects.

Climate Change and the Regulation of Greenhouse Gas (GHG) Emissions

Overview: Long-term climate change could significantly affect Idaho Power's business in a variety of ways, including:

•	changes in temperature and precipitation could affect customer demand and energy loads;

•
extreme weather events could increase service interruptions, outages, maintenance costs, and the need for additional backup systems, and can affect the supply of, and demand for, electricity and natural gas, which may impact the price of energy commodities;

•	changes in the amount and timing of snowpack and stream flows could adversely affect hydroelectric generation;

•
legislative and/or regulatory developments related to climate change could affect plants and operations, including restrictions on the construction of new generation resources, the expansion of existing resources, or the operation of generation resources; and

•
consumer preference for, and resource planning decisions requiring, renewable or low GHG-emitting sources of energy could impact usage of existing generation sources and require significant investment in new generation and transmission infrastructure.

Some recent initiatives regarding GHG emissions contemplate market-based compliance programs, such as cap-and-trade programs or emission offsets.  However, the regulation of GHG emissions under the CAA could result in GHG emission limits on stationary sources that do not provide market-based compliance options.  Such a program could raise uncertainty about the future viability of fossil fuels, specifically coal, as an economical energy source for new and existing electric generation facilities because many new technologies for reducing CO2 emissions from coal, including carbon capture and storage, are still in the development stage and are not yet proven.  Emission standards could require significant increases in capital expenditures and operating costs, which may accelerate the retirement of coal-fired units. Due in part to the uncertainty of future GHG regulations, in its 2011 and 2013 IRPs Idaho Power did not include any new conventional coal resources in its resource portfolios.

A variety of factors contribute to the financial, regulatory, and logistical uncertainties related to GHG reductions, including the specific GHG emissions limits, the timing of implementation of these limits, the level of emissions allowances allocated and the level that must be purchased, the purchase price of emissions allowances, the development and commercial availability of technologies for renewable energy and for the reduction of emissions, the degree to which offsets may be used for compliance, provisions for cost containment (if any), the impact on coal and natural gas prices, and cost recovery through rates.

Accordingly, Idaho Power cannot predict the effect on its results of operations, financial position, or cash flows of any GHG emission or other global climate change requirements that may be adopted, although the costs to implement and comply with any such requirements could be substantial. A more detailed discussion of legislative and regulatory developments related to climate change follows.

National and International GHG Initiatives: There is concern both nationally and internationally about climate change and the possible contribution of GHG emissions to climate change. In support of international efforts to reduce GHG emissions, in January 2010 the Obama Administration pledged to cut GHG emissions in the United States from 2005 levels by 17 percent by 2020 and 80 percent by 2050.  Other communications from the Obama Administration have proposed the adoption of a clean energy standard in the U.S., calling for 80 percent of American energy to come from clean sources by 2035. Further, climate change regulation has been a recent priority of the U.S. Congress. In prior legislative sessions, legislation in both the U.S. House and Senate was introduced to enact a comprehensive climate change program, but these attempts were unsuccessful. At the same time, legislation has also been introduced seeking to amend the CAA to prohibit the U.S. Environmental Protection Agency (EPA) from promulgating regulations on the emissions of GHGs to address climate change and excluding GHGs from the definition of an "air pollutant" for purposes of addressing climate change. Neither areas of focus have culminated in legislation and have led to greater uncertainty as to the direction of GHG regulation.

At the same time, the EPA has become increasingly active in the regulation of GHGs. The EPA's endangerment finding in 2009 that GHGs threaten public health and welfare resulted in the enactment of a series of EPA regulations to address GHG emissions. The EPA has issued final rules regulating GHG emissions under the New Source Review (NSR)/Prevention of Significant Deterioration (PSD) and Title V Operating Permit programs under the CAA.  Specifically, in May 2010 the EPA issued the “Tailoring Rule,” which set thresholds for GHG emissions that define when permits are required for new and existing industrial facilities. The final rule “tailors” the requirements of these CAA permitting programs to limit which facilities will be required to obtain PSD and Title V permits. Additionally, in December 2010 the EPA issued a series of final regulations for GHG emissions designed to ensure that industrial facilities can obtain CAA permits for GHG emissions, and that facilities emitting GHGs at levels below those established in the Tailoring Rule do not need federal CAA permits. The first phase of the rules took effect in January 2011 and required imposition of Best Available Control Technology (BACT) for GHG emissions if a new major source or modification of an existing major source is projected to result in GHG emissions of at least 75,000 tons per year (CO2 equivalent).  In addition, Title V permit renewals or modifications for existing major sources must include applicable requirements relating to GHGs. While the rules are complex, Idaho Power believes that its owned and co-owned generation plants are, as of the date of this report, in compliance with the new GHG Tailoring Rules.

In addition, in April 2012 the EPA proposed New Source Performance Standards (NSPS) regulating CO2 emissions from new electric generating units (EGUs) under the CAA. On June 25, 2013, President Obama issued a Presidential Memorandum entitled "Power Sector Carbon Pollution Standards," in which he directed the EPA to (a) issue a revised proposed rule for setting carbon emission standards for new EGUs, and (b) issue proposed standards, regulations, or guidelines under the CAA to address carbon pollution from modified, reconstructed, and existing power plants, to be finalized by June 2015. As required by the Presidential Memorandum, on September 20, 2013, the EPA re-proposed its NSPS rule regulating CO2 emissions from new gas- and coal-fired power plants under the CAA, and formally published the rule for public comment on January 8, 2014. The new proposal replaces the EPA's prior proposal from April 2012. The proposed rule establishes different standards for new natural gas-fired combustion turbines based on the size of the plant -- 1,000 pounds of CO2/MWh for large natural gas-fired turbines (greater than 850 mmBtu/hr) and 1,100 pounds of CO2/MWh for smaller natural gas-fired turbines (less than 850 mmBtu/hr). New coal-fired units would be required to meet a standard of 1,100 pounds of CO2/MWh over a 12 month operating period, or a range of 1,000 to 1,050 pounds of CO2/MWh for a seven-year operating period. The proposed standard for coal-fired units is intended to take into consideration current technologies available for carbon capture and sequestration and efforts to implement that technology.

In its 2013 IRP, Idaho Power did not include any new coal-fired power plants in any of its resource portfolios for the 20-year planning period. It did, however, include new natural gas-fired power plants in its various portfolios, and thus the EPA's proposed rule would impact the allowable CO2 emissions from those facilities. Idaho Power believes its future natural gas-fired power plants would be capable of complying with the EPA's re-proposed NSPS for new power plants. Idaho Power, however, could incur additional costs for environmental controls at its existing EGUs depending on the standards the EPA issues for modified, reconstructed, and existing power plants.

State and Regional GHG Initiatives: On a regional level, there are a number of initiatives, including the Western Regional Climate Action Initiative, considering market-based mechanisms to reduce GHG emissions. Separately, in August 2007 the Oregon legislature enacted legislation setting goals of reducing GHG levels to 10 percent below 1990 levels by 2020 and at least 75 percent below 1990 levels by 2050.  Oregon imposes GHG emission reporting requirements on facilities emitting 2,500 metric tons or more of CO2 equivalent annually. The Boardman coal-fired power plant located in Oregon, in which Idaho Power is a 10-percent owner, is subject to and in compliance with Oregon's GHG reporting requirements.

The State of Idaho has not passed legislation specifically regulating GHGs, but in May 2007 Governor Otter issued Executive Order 2007-05, which directed the Idaho Department of Environmental Quality to work with the state government to implement GHG reductions within each agency, complete a statewide emissions inventory, and provide recommendations to the Governor, among other tasks. Wyoming and Nevada similarly have not enacted legislation to regulate GHG emissions and do not have a reporting requirement, but are members of the Climate Registry, a national, voluntary GHG emission reporting system. The Climate Registry is a collaboration aimed at developing and managing a common GHG emission reporting system across states, provinces, and tribes to track GHG emissions nationally. All states for which Idaho Power has traditional fuel generating plants (i.e. Idaho, Oregon, Wyoming, and Nevada) are members of the Climate Registry.

Idaho Power's Voluntary GHG Reduction Initiatives: Despite the current absence of a national mandatory GHG reduction program, Idaho Power is engaged in voluntary GHG emissions intensity reduction efforts.  Also, Idaho Power has voluntarily submitted information to the Carbon Disclosure Project, an independent, not-for-profit organization that claims the largest database of corporate climate change information in the world.  Idaho Power's estimated CO2 emissions intensity (lbs/MWh) from its generation facilities as submitted to the Carbon Disclosure Project was 871 lbs/MWh, 677 lbs/MWh, 1,060 lbs/MWh, 1,004 lbs/MWh, 1,097 lbs/MWh, and 1,150 lbs/MWh for 2012, 2011, 2010, 2009, 2008, and 2007, respectively.

In 2011, Idaho Power and Ida-West together ranked as the 24th lowest emitter of CO2 per MWh produced and the 28th lowest emitter of CO2 by tons of emissions among the nation's 100 largest electricity producers, according to the May 2013 Benchmarking Air Emissions of the 100 Largest Electric Power Producers in the United States, based on 2011 generation and emissions data.  This report is the product of a collaborative effort among Bank of America, Entergy, Exelon, Pacific Gas & Electric Company, Public Service Enterprise Group, Tenaska, Ceres, and the Natural Resources Defense Council. According to the report, out of the 100 companies named, Idaho Power and Ida-West together ranked as the 48th largest power producer based on fossil fuel, nuclear, and renewable energy facility total electricity generation.

Public Nuisance-Related Suits for GHGs: In June 2011, the U.S. Supreme Court held that federal courts do not have jurisdiction to hear federal common law nuisance claims relating to GHG emissions because the legal authority to regulate GHGs has been delegated by Congress to the EPA, not to the federal courts. The Court did not address, however, whether state common law nuisance claims would also be barred by the federal CAA. Accordingly, the Supreme Court's decision did not completely eliminate the potential for future nuisance-related suits for GHG emissions.
Clean Air Act Matters

Overview: In addition to the CAA developments related to GHG emissions described above, several other regulatory programs developed under the CAA impact Idaho Power. These include the final Mercury and Air Toxics Standards (MATS), National Ambient Air Quality Standards (NAAQS), NSR/PSD Rules, and the Regional Haze Rule.

Final MATS Implementation: Several regulatory programs developed under the CAA impact Idaho Power. The CAA requires the EPA to develop industry-based standards to control emissions of hazardous air pollutants (HAPs). In February 2012, the EPA issued the final MATS rule to control emissions of mercury and other HAPs from coal- and oil-fired EGUs under the CAA. Additionally, on March 28, 2013, the EPA issued a notice by which it finalized its MATS with regard to all pending issues except for the shutdown and startup of plants, in light of a number of requests for reconsideration that were filed by the electric utility industry. The notice revised the mercury emissions standard originally proposed in the February 2012 rule to make the mercury emission standard less stringent. The final rule took effect in April 2013. The compliance deadline for the new MATS has been established as April 2015. While the new MATS only applies to EGUs constructed in the future, and as a result Idaho Power does not expect the new standards to impact its existing generation facilities, the new MATS would impact the nature and extent of environmental controls to be installed on new EGUs, and thus would likely increase the cost of constructing new EGUs.

National Ambient Air Quality Standards: The CAA requires the EPA to set ambient air quality standards for six "criteria" pollutants considered harmful to public health and the environment. These six pollutants are carbon monoxide, lead, ozone, particulate matter, nitrogen dioxide, and sulfur dioxide. States are then required to develop emission reduction strategies through State Implementation Plans, or SIPs, based on attainment of these ambient air quality standards. Recent developments related to three of these pollutants - PM2.5, NOx, and Sulfur Dioxide (SO2) are relevant to Idaho Power.

•
Particular Matter (PM2.5). In 1997, the EPA adopted NAAQS for fine particulate matter of less than 2.5 micrometers in diameter (PM2.5 standard), setting an annual limit of 15 micrograms per cubic meter (µg/m3), calculated as a three-year average.  In 2006, the EPA adopted a 24-hour NAAQS for PM2.5. of 35 µg/m3. All of the counties in Idaho, Nevada, Oregon, and Wyoming in which Idaho Power's power plants are located have been designated as "attainment" with these PM2.5 standards. However, on December 14, 2012, the EPA released final revisions to the PM2.5 NAAQS. The revised annual standard is 12 µg/m3, calculated as a three-year average. The EPA retained the existing 24-hour standard of 35 µg/m3. Now that the PM2.5 NAAQS has been finalized, states will make recommendations to the EPA regarding designations of attainment or non-attainment. States also will be required to review, modify, and supplement their state implementation plans (SIPs), which are plans required under the CAA to meet various air quality standards and must be approved by the EPA. Supplementation of a state's SIP could require the installation of additional controls and requirements for Idaho Power's coal-fired generation plants, depending on the level ultimately finalized. The revised NAAQS would also have an impact on the applicable air permitting requirements for new and modified facilities. The EPA has stated that it plans to issue nonattainment designations by late 2014, with states having until 2020 to comply with the standards.

•
NOx. In 2010, the EPA adopted a new NAAQS for NOx at a level of 100 parts per billion averaged over a 1-hour period. In connection with the new NAAQS, in February 2012 the EPA issued a final rule designating all of the counties in Idaho, Nevada, Oregon, and Wyoming where Idaho Power owns or has an interest in a natural gas or coal-fired power plant as “unclassifiable/attainment” for NOx. The EPA indicated it will review the designations after 2015, when three years of air quality monitoring data are available, and may formally designate the counties as attainment or non-attainment for NOx. A designation of non-attainment may increase the likelihood that Idaho Power would be required to install costly pollution control technology at one or more of its plants. As the designations have not yet been finalized, as of the date of this report Idaho Power is unable to predict the impact of the NAAQS for NOx on its operations. However, the costs of installation and implementation of any additional pollution reduction technology could be substantial.

•
SO2. In 2010, the EPA adopted a new NAAQS for SO2 at a level of 75 parts per billion averaged over a one-hour period. In 2011, the states of Idaho, Nevada, Oregon, and Wyoming sent letters to the EPA recommending that all counties in these states be classified as "unclassifiable" under the new one-hour SO2 NAAQS because of a lack of definitive monitoring and modeling data.  In February 2013, the EPA issued letters to the states of Idaho and Oregon, finding that the most recent air quality data for those states showed no violations of the 2010 SO2 standard. As a result, the EPA is waiting to propose designation actions for those states, and is likely to proceed with designation actions once additional data is gathered. Idaho Power expects that designations for Nevada and Wyoming will also be addressed in a separate future action.

Because the EPA has not yet completed the designation of areas as attaining or not attaining these new NAAQS, Idaho Power is unable to predict what impact the adoption and implementation of these standards may have on its operations, though it does expect at least some increases in capital and operating costs from the standards.

Regional Haze Rules: In accordance with federal regional haze rules under the CAA, coal-fired utility boilers are subject to regional haze - best available retrofit technology (RH BART) if they were built between 1962 and 1977 and affect any "Class I" (wilderness) areas. This includes all four units at the Jim Bridger and the Boardman coal-fired plants.

Jim Bridger Plant: In December 2009, the Wyoming Department of Environmental Quality (WDEQ) issued a RH BART permit to PacifiCorp as the operator of the Jim Bridger plant. As part of the WDEQ's long term strategy for regional haze, the permit requires that PacifiCorp install SCR equipment for NOx control at Jim Bridger Units 3 and 4 by December 31, 2015 and December 31, 2016, respectively, and submit an application by January 15, 2015 to install add-on NOx controls at Jim Bridger unit 1 by 2022 and unit 2 by 2021. In November 2010, PacifiCorp and the WDEQ signed a settlement agreement under which PacifiCorp agreed to the timing and nature of the controls. The settlement agreement was conditioned on the EPA ultimately approving those portions of the Wyoming Regional Haze SIP that are consistent with the terms of the settlement agreement. On January 10, 2014, the EPA approved Wyoming's Regional Haze SIP as to the Jim Bridger plant, with the NOx control compliance dates set forth in the settlement agreement.

Boardman Plant: Following the introduction of various plans and an extensive public process, in December 2010 the Oregon Environmental Quality Commission (OEQC) approved a plan to cease coal-fired operations at the Boardman power plant not later than December 31, 2020. The rules implementing the plan require the installation of a number of emissions controls and repeal the OEQC's 2009 BART rule, which would have allowed continued operation of the Boardman plant through at least 2040 with installation of a more extensive suite of emissions controls. The estimated combined total capital cost of the required controls under the plan approved by the OEQC for controlling mercury, NOx and SO2 is approximately $57 million.  Idaho Power is a 10 percent owner of the Boardman plant, and thus Idaho Power's estimated share of the capital cost is approximately $6 million, which is in addition to normal capital expenditures and maintenance costs. As of December 31, 2013, Idaho Power had incurred charges of $5.7 million, including AFUDC, of its total estimated share of the capital cost for the new controls.

New Source Review / Prevention of Significant Deterioration: NSR/PSD is a preconstruction permitting program that requires a stationary source of air pollution to obtain a permit before beginning construction. The purpose of the program is to ensure that air quality is not significantly degraded by the addition of new and modified facilities, industrial boilers, and power plants. Under current NSR provisions of the CAA, any facility that emits regulated pollutants is required to obtain a permit from the EPA or a state regulatory equivalent before beginning the construction of a stationary source that will emit regulated pollutants, or before modifying an existing stationary source that will increase its emission levels. Since 1999, the EPA and the U.S. Department of Justice have been pursuing a national enforcement initiative focused on the compliance status of coal-fired power plants with the NSR permitting requirements and NSPS under the CAA.  This initiative has resulted in both enforcement litigation and significant settlements with a large number of public utilities and other owners of coal-fired power plants across the country.  As part of an industry-wide assessment of compliance with NSR and NSPS, EPA has sought information from a number of utilities regarding their coal-fired generating facilities. In 2003, the EPA sent information requests pursuant to the CAA to the Jim Bridger plant, seeking information relevant to NSR and NSPS compliance. Additional requests were received by the Valmy plant in 2009 and the Boardman plant in 2008, with a follow up request for information in 2009.  In September 2010, the EPA issued a Notice of Violation to Portland General Electric Company, the operator of the Boardman plant, alleging that Portland General Electric Company violated the NSPS under Section 111 of the CAA and operating permit requirements under Title V of the CAA at the Boardman coal-fired plant as a result of certain modifications made to the plant in 1998 and 2004. To date, the EPA has not taken action on the Notice of Violation, and a related private lawsuit under the CAA was settled in 2011.

Potential Regulation of Coal Combustion Residuals (CCRs)

The Resource Conservation and Recovery Act (RCRA) is a federal statute regulating the generation, treatment, storage, and disposal of solid and hazardous wastes. In December 2008, the breach of a dike at the Tennessee Valley Authority's Kingston Station resulted in a spill of several million cubic yards of ash into a nearby river and onto private properties.  In response, in June 2010 the EPA proposed regulations governing the disposal and management of CCRs, which are regulated under the RCRA.  The EPA requested comments on two options for regulating CCRs.  The first option would regulate CCRs as a new “special waste” subject to many of the requirements for hazardous waste, while the second would regulate CCRs in a manner similar to typical solid waste, subject to fewer and less stringent requirements.  To date the EPA has not issued final regulations.  Both of the EPA's proposed options represent a shift toward more comprehensive and potentially more expensive requirements for CCR management and disposal.  If this or other new legislation or regulations increase the cost of managing and disposing of CCRs or create additional liability with respect to historic disposal practices, they could have an adverse impact on Idaho Power's consolidated financial position, operations, or cash flows.  However, the financial and operational consequences cannot be determined until final legislation is passed or regulations are issued.

Regulation of Polychlorinated Biphenyls (PCBs)

The Toxic Substances Control Act is a federal statute providing the EPA with the authority to, among other things, require use restrictions relating to chemical substances including PCBs. Generally, PCBs are prohibited from use, but some uses of PCBs - such as in electrical equipment - remain authorized under certain conditions. In April 2010, the EPA issued an advance notice of proposed rulemaking stating that it is considering revisiting the authorization allowing the continued use of PCBs in equipment.  If new regulations require the replacement of existing equipment, they could have an adverse effect on IDACORP's and Idaho Power's financial condition and results of operations.  However, the financial and operational consequences cannot be determined until final regulations are issued.  Idaho Power currently records asset retirement obligation liabilities and associated regulatory assets for the estimated retirement costs of equipment containing PCBs.  Final regulations could accelerate Idaho Power's estimated timing for the retirement of equipment with PCBs.

Clean Water Act Matters
Potential Section 316(b) Regulation of Cooling Water Intake Structures: The CWA generally prohibits the discharge of any "pollutant" from a point source into waters of the United States without a permit. Pollutants are broadly defined to include changes in temperature. Section 316(b) of the CWA requires that National Pollutant Discharge Elimination System permits for facilities with cooling water intake structures ensure that the location, design, construction, and capacity of the structures employ the best technology available (BTA) to minimize harmful impacts on the environment, such as the removal of fish, fish larvae, marine mammals, and other aquatic organisms from waters of the U.S.
In March 2011, the EPA issued a proposed rule that would establish requirements under Section 316(b) of the CWA for all existing power generation facilities and existing manufacturing and industrial facilities that withdraw more than 2 million gallons per day of water from waters of the U.S. and use at least 25 percent of the water they withdraw exclusively for cooling purposes. The proposed rule establishes national requirements applicable to cooling water intake structures at these facilities that reflect the BTA for minimizing adverse environmental impacts. An existing facility may choose one of two options for meeting BTA requirements for impingement mortality under this proposed rule. The owner or operator may monitor to show the specified performance standards for impingement mortality of fish and shellfish have been met, or they may demonstrate that the intake velocity meets specified design criteria. For entrainment mortality, this proposed rule establishes requirements for studies and information as part of the permit application, and then establishes a process by which the BTA for entrainment mortality would be implemented at each facility. Since issuing the proposed rule, EPA has collected studies from the public with additional biological data, some of which may help address the intent of the proposed rule to reduce damage to ecosystems while accommodating site-specific circumstances and providing cost-effective options for compliance. Under a settlement agreement for litigation that was the impetus for the rule, the EPA was required to issue a final rule by January 2014, but the rule was not issued by the deadline. Based on the qualification criteria, Idaho Power expects that the new requirements would apply to the Jim Bridger plant, but it is unable to determine the potential increased costs that may result from implementation of the rule until the final rule is issued and cost studies are performed.
Idaho Power is also addressing CWA issues associated with the relicensing of its HCC. See “Relicensing of Hydroelectric Projects” in this MD&A for additional information on the impact of the CWA on that relicensing effort.

Effluent Limitation Guidelines and Standards: On June 7, 2013, the EPA issued proposed rulemaking to revise the technology-based effluent limitation guidelines and standards under the CWA for water discharged from steam electric power plants, which includes coal-fired plants. The proposed rule would establish new or additional requirements for wastewater streams from a number of processes associated with steam electric power generation. The EPA has stated that more than half of coal-fired plants in the United States would be in compliance with the proposed rules without incurring any additional cost, and stated that its cost analysis shows very small effects on the electric power market. Idaho Power is evaluating the proposed rule to determine its impact on Idaho Power's co-owned coal-fired plants, if the rule is adopted.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

When preparing financial statements in accordance with generally accepted accounting principles (GAAP), IDACORP’s and Idaho Power’s management must apply accounting policies and make estimates that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities.  These estimates often involve judgment about factors that are difficult to predict and are beyond management’s control.  Management adjusts these estimates based on historical experience and on other assumptions and factors that are believed to be reasonable under the circumstances.  Actual amounts could materially differ from the estimates. Management believes the accounting policies and estimates discussed below are the most critical to the portrayal of their financial condition and results of operations and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Accounting for Rate Regulation

Entities that meet specific conditions are required by GAAP to reflect the impact of regulatory decisions in their consolidated financial statements and to defer certain costs as regulatory assets until matching revenues can be recognized.  Similarly, certain items may be deferred as regulatory liabilities.  Idaho Power must satisfy three conditions to apply regulatory accounting: (1) an independent regulator must set rates; (2) the regulator must set the rates to cover specific costs of delivering service; and (3) the service territory must lack competitive pressures to reduce rates below the rates set by the regulator.

Idaho Power has determined that it meets these conditions, and its financial statements reflect the effects of the different rate-making principles followed by the jurisdictions regulating Idaho Power.  The primary effect of this policy is that Idaho Power had recorded $1.0 billion of regulatory assets and $387 million of regulatory liabilities at December 31, 2013.  Idaho Power expects to recover these regulatory assets from customers through rates and refund these regulatory liabilities to customers through rates, but recovery or refund is subject to final review by the regulatory bodies.  If future recovery or refund of these amounts ceases to be probable, or if Idaho Power determines that it no longer meets the criteria for applying regulatory accounting, or if accounting rules change to no longer provide for regulatory assets and liabilities, Idaho Power could be required to eliminate those regulatory assets or liabilities.  Either circumstance could have a material effect on Idaho Power’s financial condition or results of operations.

Income Taxes

IDACORP and Idaho Power use judgment and estimation in developing the provision for income taxes and the reporting of tax-related assets and liabilities.  The interpretation of tax laws can involve uncertainty, since tax authorities may interpret such laws differently.  Actual income taxes could vary from estimated amounts and may result in favorable or unfavorable impacts to net income, cash flows, and tax-related assets and liabilities.

Idaho Power provides deferred income taxes related to its plant assets for the difference between income tax depreciation and book depreciation used for financial statement purposes.  Deferred income taxes for other items are provided for the temporary differences between the income tax and financial accounting treatment of such items. Unless contrary to applicable income tax guidance, deferred income taxes are not provided for those income tax temporary differences where the prescribed regulatory accounting methods, or flow-through, direct Idaho Power to recognize the tax impacts currently for rate making and financial reporting.

Refer to Note 1 - “Summary of Significant Accounting Policies” and Note 2 - “Income Taxes” to the consolidated financial statements included in this report for additional information relating to income taxes.

Pension and Other Postretirement Benefits

Idaho Power maintains a tax-qualified, noncontributory defined benefit pension plan covering most employees, an unfunded nonqualified deferred compensation plan for certain senior management employees and directors called the Security Plan for Senior Management Employees (SMSP), and a postretirement benefit plan (consisting of health care and death benefits).

The costs IDACORP and Idaho Power record for these plans depend on the provisions of the plans, changing employee demographics, actual returns on plan assets, and several assumptions used in the actuarial valuations from which the expense is derived.  The key actuarial assumptions that affect expense are the expected long-term return on plan assets and the discount rate used in determining future benefit obligations.  Management evaluates the actuarial assumptions on an annual basis, taking into account changes in market conditions, trends, and future expectations.  Estimates of future stock market performance, changes in interest rates, and other factors used to develop the actuarial assumptions are uncertain, and actual results could vary significantly from the estimates.

The assumed discount rate is based on reviews of market yields on high-quality corporate debt.  Specifically, IDACORP and Idaho Power determined the discount rate for each plan through the construction of hypothetical portfolios of bonds selected from high-quality corporate bonds available as of December 31, 2013, with maturities matching the projected cash outflows of the plans.  Based on the results of this analysis, the discount rate used to calculate the 2014 pension expense will be increased to 5.20 percent from the 4.20 percent used in 2013.

Rate-of-return projections for plan assets are based on historical risk/return relationships among asset classes.  The primary measure is the historical risk premium each asset class has delivered versus the return on 10-year U.S. Treasury Notes.  This historical risk premium is then added to the current yield on 10-year U.S. Treasury Notes, and Idaho Power believes the result provides a reasonable prediction of future investment performance.  Additional analysis is performed to measure the expected range of returns, as well as worst-case and best-case scenarios.  Based on the current interest rate environment, current rate-of-return expectations are lower than the nominal returns generated over the past 20 years when interest rates were generally much higher.  The long-term rate of return used to calculate the 2014 pension expense will be 7.75 percent, which is the same assumption as was used for 2013.

Gross net periodic pension and other postretirement benefit cost for these plans totaled $55 million, $51 million, and $39 million for the years ended December 31, 2013, 2012, and 2011, respectively, including amounts deferred as regulatory assets (see discussion below) and amounts allocated to capitalized labor.  For 2014, gross pension and other postretirement benefit costs are expected to total approximately $35 million, which takes into account the change in the discount rate noted above.  No changes were made to the other key assumptions used in the actuarial calculation.

Had different actuarial assumptions been used, pension expense could have varied significantly.  The following table reflects the sensitivities associated with changes in the discount rate and rate-of-return on plan assets actuarial assumptions on historical and future pension and postretirement expense:

	Discount rate		Rate of return
	2014	2013	2014	2013
	(millions of dollars)
Effect of 0.5% rate increase on net periodic benefit cost	$(6.1)	$(6.9)	$(2.8)	$(2.5)
Effect of 0.5% rate decrease on net periodic benefit cost	6.5	8.0	2.9	2.4

Additionally a 0.5 percent increase in the plans' discount rates would have resulted in a $55 million decrease in the combined benefit obligations of the plans as of December 31, 2013. A 0.5 percent decrease in the plans' discount rates would have resulted in a $62 million increase in the combined benefit obligations of the plans as of December 31, 2013.

Idaho Power made contributions of $18.5 million, $44.3 million, and $30 million to the pension plan in 2011, 2012, and 2013 respectively.  Idaho Power's required contributions to the pension plan during 2014 are estimated to be $1.4 million, though it plans to contribute at least $20 million to the pension plan during 2014. Under the SMSP, Idaho Power makes payments directly to participants in the plan.  Benefit payments are expected to be $4.0 million in 2014, and were $3.5 million and $3.2 million for 2013 and 2012, respectively.  Idaho Power did not make contributions to the postretirement benefit plan in 2013 and 2012, and does not anticipate the need for contributions to the plan in 2014.

The IPUC has authorized Idaho Power to account for its defined benefit pension plan expense on a cash basis, and to defer and account for accrued pension expense as a regulatory asset.  The IPUC acknowledged that it is appropriate for Idaho Power to seek recovery in its revenue requirement of reasonable and prudently incurred pension expense based on actual cash contributions.  In 2007, Idaho Power began deferring pension expense to a regulatory asset account to be matched with revenue when future pension contributions are recovered through rates.  At December 31, 2013, a total of $75 million of expense was deferred as a regulatory asset.  Approximately $7 million is expected to be deferred in 2014.  Idaho Power recorded pension expense in 2013, 2012, and 2011 of $36 million, $34 million, and $34 million, respectively.

Refer to Note 11 – “Benefit Plans” to the consolidated financial statements included in this report for additional information relating to pension and postretirement benefit plans.

Contingent Liabilities

An estimated loss from a loss contingency is charged to income if (a) it is probable that a liability had been incurred at the date of the financial statements and (b) the amount of the loss can be reasonably estimated.  If a probable loss cannot be reasonably estimated, no accrual is recorded but disclosure of the contingency, if material, in the notes to the financial statements is required.  Gain contingencies are not recorded until realized. IDACORP and Idaho Power have a number of unresolved issues related to regulatory and legal matters.  If the recognition criteria have been met, liabilities have been recorded.  Estimates of this nature are highly subjective and the final outcome of these matters could vary significantly from the amounts that have been included in the financial statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 1 - “Summary of Significant Accounting Policies” to the consolidated financial statements included in this report for a summary of significant accounting policies, including the discussion under "Change in Method of Accounting for Investments in Qualified Affordable Housing Projects," relating to IDACORP's adoption in 2013, with retrospective effect, of an accounting policy election to account for investments in qualified affordable housing projects using the proportional amortization method. This method change resulted in a $4.3 million increase in IDACORP's net income in 2012 and a $3.3 million increase in 2011 compared to amounts recorded under the previously applied method.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IDACORP and Idaho Power are exposed to market risks, including changes in interest rates, changes in commodity prices, credit risk, and equity price risk.  The following discussion summarizes these risks and the financial instruments, derivative instruments, and derivative commodity instruments sensitive to changes in interest rates, commodity prices, and equity prices that were held at December 31, 2013.

Interest Rate Risk

IDACORP and Idaho Power manage interest expense and short- and long-term liquidity through a combination of fixed rate and variable rate debt.  Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly rated financial institutions may be used to achieve the desired combination.

Variable Rate Debt:  As of December 31, 2013, IDACORP and Idaho Power each had $78.9 million and $24.1 million, respectively, in net floating-rate debt. The fair market value of this debt was $78.9 million and $24.1 million, respectively. Assuming no change in financial structure, if variable interest rates were to average one percentage-point higher than the average rate on December 31, 2013, interest rate expense would increase and pre-tax earnings would decrease by approximately $0.8 million for IDACORP and $0.2 million for Idaho Power.

Fixed Rate Debt:  As of December 31, 2013, IDACORP and Idaho Power each had $1.6 billion in fixed rate debt, with a fair market value equal to $1.6 billion.  These instruments are fixed rate and, therefore, do not expose the companies to a loss in earnings due to changes in market interest rates.  However, the fair value of these instruments would increase by approximately $169 million for both IDACORP and Idaho Power if market interest rates were to decline by one percentage point from their December 31, 2013 levels.

Commodity Price Risk

Idaho Power's exposure to changes in commodity prices is related to its ongoing utility operations that produce electricity to meet the demand of its retail electric customers. To supplement its generation resources and balance its supply of power with the demand of its retail customers, Idaho Power participates in the wholesale marketplace. These purchased power arrangements allow Idaho Power to respond to fluctuations in the demand for electricity and variability in generating plant operations.  Idaho Power also enters into arrangements for the purchase of fuel for natural gas and coal-fired generating plants.  These contracts for the purchase of power and fuel expose Idaho Power to commodity price risk.

A number of factors associated with the structure and operation of the energy markets influence the level and volatility of prices for energy commodities and related derivative products.  The weather is a major uncontrollable factor affecting the local and regional demand for electricity and the availability and cost of power generation.  Other factors include the occurrence and timing of demand peaks due to seasonal, daily, and hourly power demand; power supply; power transmission capacity; changes in federal and state regulation and compliance obligations; fuel supplies; and market liquidity.

Idaho Power’s exposure to commodity price risk is largely offset by the PCA mechanisms in Idaho and Oregon.  Therefore, the primary objectives of Idaho Power’s energy purchase and sale activity are to meet the demand of retail electric customers, to maintain appropriate physical reserves to ensure reliability, and to make economic use of temporary surpluses that may develop.  Idaho Power has adopted a risk management program, which has been reviewed and accepted by the IPUC, designed to reduce exposure to power supply cost-related uncertainty, further mitigating commodity price risk.  Idaho Power’s Energy Risk Management Policy (Policy) and associated standards implementing the Policy describe a collaborative process with customers and regulators via a committee called the Customer Advisory Group (CAG).  The Risk Management Committee (RMC), comprised of selected Idaho Power officers and other senior staff, oversees the risk management program.  The RMC is responsible for communicating the status of risk management activities to the Idaho Power Board of Directors and to the CAG, and Idaho Power’s Audit Committee is responsible for approving the Policy and associated standards.  The RMC is also responsible for conducting an ongoing general assessment of the appropriateness of Idaho Power’s strategies for energy risk management activities.  In its risk management process, Idaho Power considers both demand-side and supply-side options consistent with its IRP.  The primary tools for risk mitigation are physical and financial forward power transactions and fueling alternatives for utility-owned generation resources.  Idaho Power only engages in a nominal number of trading activities for non-retail purposes.

The Policy requires monitoring monthly volumetric electricity position and total monthly dollar (net power supply cost) exposure on a rolling 18-month forward view.  The power supply business unit produces and evaluates projections of the operating plan based on factors such as forecasted resource availability, stream flows, and load, and orders risk mitigating actions, including resource optimization and hedging strategies, dictated by the limits stated in the Policy to bring exposures within pre-established risk guidelines.  The RMC evaluates the actions initiated by power supply for consistency and compliance with the Policy.  Idaho Power representatives meet with the CAG at least annually to assess effectiveness of the limits.  Changes to the limits can be endorsed by the CAG and referred to the board of directors for approval.

Credit Risk

Idaho Power is subject to credit risk based on its activity with market counterparties.  Idaho Power is exposed to this risk to the extent that a counterparty may fail to fulfill a contractual obligation to provide energy, purchase energy, or complete financial settlement for market activities.  Idaho Power mitigates this exposure by actively establishing credit limits; measuring, monitoring, and reporting credit risk using appropriate contractual arrangements; and transferring of credit risk through the use of financial guarantees, cash, or letters of credit.  Idaho Power maintains a list of acceptable counterparties and credit limits.

The use of performance assurance collateral in the form of cash, letters of credit, or guarantees is common industry practice.  Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties.  As of December 31, 2013, Idaho Power had posted $4.1 million of performance assurance collateral.  Should Idaho Power experience a reduction in its credit rating on Idaho Power’s unsecured debt to below investment grade, Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral.  Counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions.  Based upon Idaho Power’s energy and fuel portfolio and market conditions as of December 31, 2013, the amount of collateral that could be requested upon a downgrade to below investment grade was approximately $13.0 million.  To minimize capital requirements, Idaho Power actively monitors the portfolio exposure and the potential exposure to additional requests for performance assurance collateral calls through sensitivity analysis.

Idaho Power is obligated to provide service to all electric customers within its service area.  Credit risk for Idaho Power’s retail customers is managed by credit and collection policies that are governed by rules issued by the IPUC or OPUC.  Idaho Power records a provision for uncollectible accounts, based upon historical experience, to provide for the potential loss from nonpayment by these customers.  Idaho Power continuously monitors the impact of current economic conditions on nonpayment from customers and makes any necessary adjustments to its provision for uncollectible accounts accordingly.

Idaho utility customer relations rules prohibit Idaho Power from terminating electric service during the months of December through February to any residential customer who declares that he or she is unable to pay in full for utility service and whose household includes children, elderly, or infirm persons.  Idaho Power’s provision for uncollectible accounts could be affected by changes in future prices as well as changes in IPUC or OPUC regulations.

Equity Price Risk

IDACORP and Idaho Power are exposed to price fluctuations in equity markets, primarily through their defined benefit pension plan assets, a mine reclamation trust fund owned by an equity-method investment of Idaho Power, and other equity security investments at Idaho Power.  The equity securities held by the plan and in such accounts are diversified to achieve broad market participation and to reduce the impact of any single investment, sector, or geographic region. Idaho Power has established asset allocation targets for the pension plan holdings, which are described in Note 11 - "Benefit Plans" to the consolidated financial statements included in this Form 10-K. A hypothetical ten percent decrease in equity prices would result in an approximate $4.1 million decrease in the fair value of financial instruments that are classified as available-for-sale securities as of December 31, 2013.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

IDACORP, Inc.
Consolidated Statements of Income

	Year Ended December 31,
	2013	2012	2011
		as adjusted (Note 1)
	(thousands of dollars except for per share amounts)
Operating Revenues:
Electric utility:
General business	$1,101,728	$937,765	$834,545
Off-system sales	54,473	61,534	101,602
Other revenues	86,897	77,426	86,581
Total electric utility revenues	1,243,098	1,076,725	1,022,728
Other	3,116	3,937	4,028
Total operating revenues	1,246,214	1,080,662	1,026,756

Operating Expenses:
Electric utility:
Purchased power	220,579	196,935	163,336
Fuel expense	214,482	159,413	131,542
Power cost adjustment	(39,537)	(61,090)	38,497
Other operations and maintenance	348,867	349,033	338,640
Energy efficiency programs	35,636	27,300	37,663
Depreciation	129,735	123,941	119,789
Taxes other than income taxes	30,561	30,489	28,895
Total electric utility expenses	940,323	826,021	858,362
Other	14,149	12,039	13,042
Total operating expenses	954,472	838,060	871,404
Operating Income	291,742	242,602	155,352
Allowance for Equity Funds Used During Construction	14,858	22,433	25,484
Earnings of Unconsolidated Equity-Method Investments	11,939	11,617	11,864
Other Income, Net	17,013	4,209	4,621
Interest Expense:
Interest on long-term debt	81,492	78,922	79,349
Other interest	7,203	6,876	5,510
Allowance for borrowed funds used during construction	(7,663)	(11,929)	(13,333)
Total interest expense, net	81,032	73,869	71,526
Income Before Income Taxes	254,520	206,992	125,795
Income Tax Expense (Benefit)	72,226	33,805	(44,355)
Net Income	182,294	173,187	170,150
Adjustment for loss (income) attributable to noncontrolling interests	123	(173)	(169)
Net Income Attributable to IDACORP, Inc.	$182,417	$173,014	$169,981
Weighted Average Common Shares Outstanding - Basic (000’s)	50,052	49,930	49,457
Weighted Average Common Shares Outstanding - Diluted (000’s)	50,126	50,010	49,558
Earnings Per Share of Common Stock:
Earnings Attributable to IDACORP, Inc. - Basic	$3.64	$3.47	$3.44
Earnings Attributable to IDACORP, Inc. - Diluted	$3.64	$3.46	$3.43

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2013	2012	2011
		as adjusted (Note 1)
	(thousands of dollars)

Net Income	$182,294	$173,187	$170,150
Other Comprehensive Income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the year, net of tax of $1,894, $1,006, and ($257)	2,951	1,567	(400)
Reclassification adjustment for gains included in net income, net of tax of ($4,550), $0, and $0	(7,087)	—	—
Net unrealized (losses) gains	(4,136)	1,567	(400)
Unfunded pension liability adjustment, net of tax of $3,016, ($4,532), and ($1,062)	4,699	(7,061)	(1,654)
Total Comprehensive Income	182,857	167,693	168,096
Comprehensive loss (income) attributable to noncontrolling interests	123	(173)	(169)
Comprehensive Income Attributable to IDACORP, Inc.	$182,980	$167,520	$167,927

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Balance Sheets

	December 31,
	2013	2012
		as adjusted (Note 1)
	(thousands of dollars)
Assets

Current Assets:
Cash and cash equivalents	$78,162	$26,527
Receivables:
Customer (net of allowance of $2,349 and $1,551, respectively)	97,873	66,111
Other (net of allowance of $153 and $322, respectively)	15,274	23,608
Income taxes receivable	156	1,753
Accrued unbilled revenues	63,507	51,448
Materials and supplies (at average cost)	53,643	51,037
Fuel stock (at average cost)	41,546	42,388
Prepayments	15,338	12,823
Deferred income taxes	46,874	56,532
Current regulatory assets	61,837	30,078
Other	2,401	4,948
Total current assets	476,611	367,253

Investments	159,072	160,794

Property, Plant and Equipment:
Utility plant in service	5,080,402	4,915,772
Accumulated provision for depreciation	(1,766,680)	(1,703,159)
Utility plant in service - net	3,313,722	3,212,613
Construction work in progress	327,000	298,470
Utility plant held for future use	7,090	7,101
Other property, net of accumulated depreciation	17,229	17,847
Property, plant and equipment - net	3,665,041	3,536,031

Other Assets:
American Falls and Milner water rights	15,803	17,909
Company-owned life insurance	22,037	22,646
Regulatory assets	978,234	1,132,960
Long-term receivables (net of allowance of $885 and $1,260, respectively)	4,811	4,437
Other	42,954	49,260
Total other assets	1,063,839	1,227,212

Total	$5,364,563	$5,291,290

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Balance Sheets

	December 31,
	2013	2012
		as adjusted (Note 1)
	(thousands of dollars)
Liabilities and Equity

Current Liabilities:
Current maturities of long-term debt	$1,064	$71,064
Notes payable	54,750	69,700
Accounts payable	91,519	90,165
Taxes accrued	13,302	11,708
Interest accrued	22,764	22,311
Accrued compensation	38,510	42,343
Current regulatory liabilities	10,684	30,277
Other	17,779	13,735
Total current liabilities	250,372	351,303

Other Liabilities:
Deferred income taxes	969,593	883,377
Regulatory liabilities	375,873	355,362
Pension and other postretirement benefits	244,627	423,409
Other	54,100	65,228
Total other liabilities	1,644,193	1,727,376

Long-Term Debt	1,615,258	1,466,632

Commitments and Contingencies

Equity:
IDACORP, Inc. shareholders’ equity:
Common stock, no par value (shares authorized 120,000,000; 50,233,463 and 50,158,486 shares issued, respectively)	839,750	834,922
Retained earnings	1,027,461	923,981
Accumulated other comprehensive loss	(16,553)	(17,116)
Treasury stock (718 and 1,817 shares at cost, respectively)	(8)	(21)
Total IDACORP, Inc. shareholders’ equity	1,850,650	1,741,766
Noncontrolling interests	4,090	4,213
Total equity	1,854,740	1,745,979

Total	$5,364,563	$5,291,290

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2013	2012	2011
		as adjusted (Note 1)
	(thousands of dollars)
Operating Activities:
Net income	$182,294	$173,187	$170,150
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	133,776	128,611	124,659
Deferred income taxes and investment tax credits	65,568	33,985	(45,135)
Changes in regulatory assets and liabilities	(25,581)	(53,468)	68,045
Pension and postretirement benefit plan expense	45,907	45,230	45,223
Contributions to pension and postretirement benefit plans	(33,393)	(47,695)	(22,088)
Earnings of unconsolidated equity-method investments	(11,939)	(11,617)	(11,864)
Distributions from unconsolidated equity-method investments	17,526	18,546	2,500
Allowance for equity funds used during construction	(14,858)	(22,433)	(25,484)
Gain on sale of investments and assets	(11,678)	(202)	(448)
Other non-cash adjustments to net income, net	3,297	6,121	4,935
Change in:
Accounts receivable	(29,557)	(2,741)	(1,095)
Accounts payable and other accrued liabilities	(517)	10,580	5,428
Taxes accrued/receivable	4,747	(604)	15,113
Other current assets	(12,165)	(5,255)	(20,821)
Other current liabilities	1,819	(8,500)	2,171
Other assets	(830)	(7,064)	4,330
Other liabilities	(8,867)	(7,412)	(5,376)
Net cash provided by operating activities	305,549	249,269	310,243
Investing Activities:
Additions to property, plant and equipment	(235,310)	(239,788)	(337,770)
Proceeds from the sale of emission allowances and RECs	498	2,739	6,314
Investments in affordable housing	—	(381)	(1,558)
Distributions from affordable housing investments	1,746	242	—
Investments in unconsolidated affiliates	—	—	(2,645)
Purchase of available-for-sale securities	(32,661)	(7,000)	—
Proceeds from sale of available-for-sale securities	25,661	—	—
Other	3,473	367	3,301
Net cash used in investing activities	(236,593)	(243,821)	(332,358)
Financing Activities:
Issuance of long-term debt	150,000	150,000	—
Retirement of long-term debt	(71,064)	(101,064)	(121,064)
Dividends on common stock	(78,832)	(68,928)	(59,668)
Net change in short-term borrowings	(14,950)	15,500	(12,700)
Issuance of common stock	255	4,882	17,501
Acquisition of treasury stock	(2,124)	(2,062)	(1,933)
Other	(606)	(5,062)	(885)
Net cash used in financing activities	(17,321)	(6,734)	(178,749)
Net increase (decrease) in cash and cash equivalents	51,635	(1,286)	(200,864)
Cash and cash equivalents at beginning of the year	26,527	27,813	228,677
Cash and cash equivalents at end of the year	$78,162	$26,527	$27,813
Supplemental Disclosure of Cash Flow Information:
Cash paid (received) during the year for:
Income taxes	$1,437	$1,451	$(12,405)
Interest (net of amount capitalized)	$77,968	$70,887	$70,969
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$24,246	$26,882	$26,331

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Statements of Equity

	Year Ended December 31,
	2013	2012	2011
	(thousands of dollars)
Common Stock:
Balance at beginning of year	$834,922	$828,389	$807,842
Issued	255	4,882	17,501
Other	4,573	1,651	3,046
Balance at end of year	839,750	834,922	828,389

Retained Earnings, as adjusted (Note 1):
Balance at beginning of year	923,981	819,676	709,351
Net income attributable to IDACORP, Inc.	182,417	173,014	169,981
Common stock dividends ($1.57, $1.37, and $1.20 per share, respectively)	(78,937)	(68,709)	(59,656)
Balance at end of year	1,027,461	923,981	819,676

Accumulated Other Comprehensive (Loss) Income:
Balance at beginning of year	(17,116)	(11,622)	(9,568)
Net unrealized holding (loss) gain on securities (net of tax)	(4,136)	1,567	(400)
Unfunded pension liability adjustment (net of tax)	4,699	(7,061)	(1,654)
Balance at end of year	(16,553)	(17,116)	(11,622)

Treasury Stock:
Balance at beginning of year	(21)	(29)	(40)
Issued	2,137	2,070	1,944
Acquired	(2,124)	(2,062)	(1,933)
Balance at end of year	(8)	(21)	(29)

Total IDACORP, Inc. shareholders’ equity at end of year	1,850,650	1,741,766	1,636,414

Noncontrolling Interests:
Balance at beginning of year	4,213	4,040	3,871
Net (loss) income attributable to noncontrolling interests	(123)	173	169
Balance at end of year	4,090	4,213	4,040

Total equity at end of year	$1,854,740	$1,745,979	$1,640,454

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Statements of Income

	Year Ended December 31,
	2013	2012	2011
	(thousands of dollars)
Operating Revenues:
General business	$1,101,728	$937,765	$834,545
Off-system sales	54,473	61,534	101,602
Other revenues	86,897	77,426	86,581
Total operating revenues	1,243,098	1,076,725	1,022,728

Operating Expenses:
Operation:
Purchased power	220,579	196,935	163,336
Fuel expense	214,482	159,413	131,542
Power cost adjustment	(39,537)	(61,090)	38,497
Other operations and maintenance	348,867	349,033	338,640
Energy efficiency programs	35,636	27,300	37,663
Depreciation	129,735	123,941	119,789
Taxes other than income taxes	30,561	30,489	28,895
Total operating expenses	940,323	826,021	858,362

Income from Operations	302,775	250,704	164,366

Other Income (Expense):
Allowance for equity funds used during construction	14,858	22,433	25,484
Earnings of unconsolidated equity-method investments	10,242	9,412	9,018
Other income (expense), net	5,772	(4,982)	(4,462)
Total other income	30,872	26,863	30,040

Interest Charges:
Interest on long-term debt	81,492	78,922	79,349
Other interest	6,817	6,436	5,039
Allowance for borrowed funds used during construction	(7,663)	(11,929)	(13,333)
Total interest charges	80,646	73,429	71,055

Income Before Income Taxes	253,001	204,138	123,351

Income Tax Expense (Benefit)	76,260	35,970	(41,399)

Net Income	$176,741	$168,168	$164,750

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2013	2012	2011
	(thousands of dollars)

Net Income	$176,741	$168,168	$164,750
Other Comprehensive Income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the year, net of tax of $1,894, $1,006, and ($257)	2,951	1,567	(400)
Reclassification adjustment for gains included in net income, net of tax of ($4,550), $0, and $0	(7,087)	—	—
Net unrealized (losses) gains	(4,136)	1,567	(400)
Unfunded pension liability adjustment, net of tax of $3,016, ($4,532), and ($1,062)	4,699	(7,061)	(1,654)
Total Comprehensive Income	$177,304	$162,674	$162,696

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Balance Sheets

	December 31,
	2013	2012
	(thousands of dollars)
Assets

Electric Plant:
In service (at original cost)	$5,080,402	$4,915,772
Accumulated provision for depreciation	(1,766,680)	(1,703,159)
In service - net	3,313,722	3,212,613
Construction work in progress	327,000	298,470
Held for future use	7,090	7,101
Electric plant - net	3,647,812	3,518,184

Investments and Other Property	131,520	128,145

Current Assets:
Cash and cash equivalents	66,535	17,251
Receivables:
Customer (net of allowance of $2,349 and $1,551, respectively)	97,873	66,111
Other (net of allowance of $153 and $322, respectively)	14,290	20,618
Income taxes receivable	—	2,559
Accrued unbilled revenues	63,507	51,448
Materials and supplies (at average cost)	53,643	51,037
Fuel stock (at average cost)	41,546	42,388
Prepayments	15,204	12,688
Deferred income taxes	12,386	48,774
Current regulatory assets	61,837	30,078
Other	2,401	4,950
Total current assets	429,222	347,902

Deferred Debits:
American Falls and Milner water rights	15,803	17,909
Company-owned life insurance	22,037	22,646
Regulatory assets	978,234	1,132,960
Other	41,783	47,965
Total deferred debits	1,057,857	1,221,480

Total	$5,266,411	$5,215,711

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Balance Sheets

	December 31,
	2013	2012
	(thousands of dollars)
Capitalization and Liabilities

Capitalization:
Common stock equity:
Common stock, $2.50 par value (50,000,000 shares authorized; 39,150,812 shares outstanding)	$97,877	$97,877
Premium on capital stock	712,258	712,258
Capital stock expense	(2,097)	(2,097)
Retained earnings	932,547	834,732
Accumulated other comprehensive loss	(16,553)	(17,116)
Total common stock equity	1,724,032	1,625,654
Long-term debt	1,615,258	1,466,632
Total capitalization	3,339,290	3,092,286

Current Liabilities:
Long-term debt due within one year	1,064	71,064
Accounts payable	90,529	89,651
Accounts payable to related parties	1,158	252
Taxes accrued	14,031	10,703
Interest accrued	22,764	22,311
Accrued compensation	38,297	42,282
Current regulatory liabilities	10,684	30,277
Other	17,095	13,110
Total current liabilities	195,622	279,650

Deferred Credits:
Deferred income taxes	1,058,734	1,001,877
Regulatory liabilities	375,873	355,362
Pension and other postretirement benefits	244,627	423,409
Other	52,265	63,127
Total deferred credits	1,731,499	1,843,775

Commitments and Contingencies

Total	$5,266,411	$5,215,711

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2013	2012	2011
	(thousands of dollars)
Operating Activities:
Net income	$176,741	$168,168	$164,750
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	133,135	128,009	124,028
Deferred income taxes and investment tax credits	59,355	48,255	(57,929)
Changes in regulatory assets and liabilities	(25,581)	(53,467)	68,045
Pension and postretirement benefit plan expense	45,861	45,230	45,223
Contributions to pension and postretirement benefit plans	(33,347)	(47,695)	(22,088)
Earnings of unconsolidated equity-method investments	(10,242)	(9,412)	(9,018)
Distributions from unconsolidated equity-method investments	14,901	17,921	—
Allowance for equity funds used during construction	(14,858)	(22,433)	(25,484)
Gain on sale of investments and assets	(11,678)	(202)	(398)
Other non-cash adjustments to net income, net	629	438	1,557
Change in:
Accounts receivable	(31,472)	(3,344)	(1,328)
Accounts payable	(397)	10,762	5,357
Taxes accrued/receivable	6,740	3,301	19,217
Other current assets	(12,166)	(5,252)	(20,824)
Other current liabilities	1,721	(8,506)	2,169
Other assets	(831)	(7,064)	4,330
Other liabilities	(8,603)	(6,856)	(5,117)
Net cash provided by operating activities	289,908	257,853	292,490
Investing Activities:
Additions to utility plant	(235,306)	(239,761)	(337,765)
Proceeds from the sale of emission allowances and RECs	498	2,739	6,314
Investments in unconsolidated affiliates	—	—	(2,645)
Purchase of available-for-sale securities	(32,661)	(7,000)	—
Proceeds from the sale of available-for-sale securities	25,661	—	—
Other	3,473	367	2,665
Net cash used in investing activities	(238,335)	(243,655)	(331,431)
Financing Activities:
Issuance of long-term debt	150,000	150,000	—
Retirement of long-term debt	(71,064)	(101,064)	(121,064)
Dividends on common stock	(78,926)	(68,740)	(59,705)
Capital contribution from parent	—	7,500	16,000
Other	(2,299)	(3,959)	(1,207)
Net cash used in financing activities	(2,289)	(16,263)	(165,976)
Net increase (decrease) in cash and cash equivalents	49,284	(2,065)	(204,917)
Cash and cash equivalents at beginning of the year	17,251	19,316	224,233
Cash and cash equivalents at end of the year	$66,535	$17,251	$19,316
Supplemental Disclosure of Cash Flow Information:
Cash paid (received) during the year for:
Income taxes	$9,667	$(14,558)	$(759)
Interest (net of amount capitalized)	$77,583	$70,447	$70,491
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$24,246	$26,882	$26,331
The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Statements of Retained Earnings

	Year Ended December 31,
	2013	2012	2011
	(thousands of dollars)

Retained Earnings, Beginning of Year	$834,732	$735,304	$630,259
Net Income	176,741	168,168	164,750
Dividends on Common Stock	(78,926)	(68,740)	(59,705)
Retained Earnings, End of Year	$932,547	$834,732	$735,304

The accompanying notes are an integral part of these statements.

IDACORP, INC. AND IDAHO POWER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This Annual Report on Form 10-K is a combined report of IDACORP, Inc. (IDACORP) and Idaho Power Company (Idaho Power).  Therefore, the Notes to the Consolidated Financial Statements apply to both IDACORP and Idaho Power.  However, Idaho Power makes no representation as to the information relating to IDACORP’s other operations.

Nature of Business

IDACORP is a holding company formed in 1998 whose principal operating subsidiary is Idaho Power.  Idaho Power is an electric utility with a service area covering approximately 24,000 square miles in southern Idaho and eastern Oregon.  Idaho Power is regulated primarily by the Federal Energy Regulatory Commission (FERC) and the state regulatory commissions of Idaho and Oregon.  Idaho Power is the parent of Idaho Energy Resources Co. (IERCo), a joint venturer in Bridger Coal Company (BCC), which mines and supplies coal to the Jim Bridger generating plant owned in part by Idaho Power.

IDACORP’s other wholly-owned subsidiaries include IDACORP Financial Services, Inc. (IFS), an investor in affordable housing and other real estate investments; Ida-West Energy Company (Ida-West), an operator of small hydroelectric generation projects that satisfy the requirements of the Public Utility Regulatory Policies Act of 1978 (PURPA); and IDACORP Energy Services Co. (IESCo), which is the former limited partner of, and current successor by merger to, IDACORP Energy L.P. (IE), a marketer of energy commodities that wound down operations in 2003.

Principles of Consolidation

IDACORP’s and Idaho Power’s consolidated financial statements include the accounts of each company, the subsidiaries that the companies control, and any variable interest entities (VIEs) for which the companies are the primary beneficiaries.  Intercompany balances have been eliminated in consolidation.  Investments in subsidiaries that the companies do not control and investments in VIEs for which the companies are not the primary beneficiaries, but have the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method of accounting.

The entities that IDACORP and Idaho Power consolidate consist primarily of the wholly-owned subsidiaries discussed above.  In addition, IDACORP consolidates one VIE, Marysville Hydro Partners (Marysville), which is a joint venture owned 50 percent by Ida-West and 50 percent by Environmental Energy Company (EEC).  At December 31, 2013, Marysville had approximately $19 million of assets, primarily a hydroelectric plant, and approximately $14 million of intercompany long-term debt, which is eliminated in consolidation.  EEC has borrowed amounts from Ida-West to fund a portion of its required capital contributions to Marysville.  The loans are payable from EEC’s share of distributions and are secured by the stock of EEC and EEC’s interest in Marysville.  Ida-West is identified as the primary beneficiary because of its ownership interest in the joint venture combined with the intercompany note and the EEC note, which collectively result in Ida-West's ability to control the activities of the joint ventures.  Creditors of Marysville have no recourse to the general credit of IDACORP and there are no other arrangements that could require IDACORP to provide financial support to Marysville or expose IDACORP to losses.

The BCC joint venture is also a VIE, but because the power to direct the activities that most significantly impact the economic performance of BCC is shared with the joint venture partner, Idaho Power is not the primary beneficiary.  The carrying value of BCC was $89 million at December 31, 2013, and Idaho Power's maximum exposure to loss is the carrying value, any additional future contributions to BCC, and a $74 million guarantee for mine reclamation costs, which is discussed further in Note 9.

IFS's investments in affordable housing and other real estate are also VIEs for which IDACORP is not the primary beneficiary.  IFS's limited partnership interests range from 5 to 99 percent and were acquired between 1996 and 2010.  As a limited partner, IFS does not control these entities and they are not consolidated.  IFS’s maximum exposure to loss in these developments is limited to its net carrying value, which was $17 million at December 31, 2013.

Management Estimates

Management makes estimates and assumptions when preparing financial statements in conformity with generally accepted accounting principles (GAAP).  These estimates and assumptions include those related to rate regulation, retirement benefits, contingencies, litigation, asset impairment, income taxes, unbilled revenues, and bad debt.  These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  These estimates involve judgments with respect to, among other things, future economic factors that are difficult to predict and are beyond management’s control.  As a result, actual results could differ from those estimates.

System of Accounts

The accounting records of Idaho Power conform to the Uniform System of Accounts prescribed by the FERC and adopted by the public utility commissions of Idaho, Oregon, and Wyoming.

Regulation of Utility Operations

IDACORP’s and Idaho Power’s financial statements reflect the effects of the different ratemaking principles followed by the jurisdictions regulating Idaho Power.  The application of accounting principles related to regulated operations sometimes results in Idaho Power recording expenses and revenues in a different period than when an unregulated enterprise would record such expenses and revenues.  In these instances, the amounts are deferred as regulatory assets or regulatory liabilities on the balance sheet and recorded on the income statement when recovered or returned in rates.  Additionally, regulators can impose regulatory liabilities upon a regulated company for amounts previously collected from customers that are expected to be refunded.  The effects of applying these regulatory accounting principles to Idaho Power’s operations are discussed in more detail in Note 3.

Cash and Cash Equivalents

Cash and cash equivalents include cash on-hand and highly liquid temporary investments that mature within 90 days of the date of acquisition.

Receivables and Allowance for Uncollectible Accounts

Customer receivables are recorded at the invoiced amounts and do not bear interest.  A late payment fee of one percent may be assessed on account balances after 30 days.  An allowance is recorded for potential uncollectible accounts.  The allowance is reviewed periodically and adjusted based upon a combination of historical write-off experience, aging of accounts receivable, and an analysis of specific customer accounts.  Adjustments are charged to income.  Customer accounts receivable balances that remain outstanding after reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable.

Other receivables, primarily notes receivable from business transactions, are also reviewed for impairment periodically, based upon transaction-specific facts.  When it is probable that IDACORP or Idaho Power will be unable to collect all amounts due according to the contractual terms of the agreement, an allowance is established for the estimated uncollectible portion of the receivable and charged to income.

There were no impaired receivables without related allowances at December 31, 2013 and 2012.  Once a receivable is determined to be impaired, any further interest income recognized is fully reserved.

Derivative Financial Instruments

Financial instruments such as commodity futures, forwards, options, and swaps are used to manage exposure to commodity price risk in the electricity and natural gas markets.  All derivative instruments are recognized as either assets or liabilities at fair value on the balance sheet unless they are designated as normal purchases and normal sales.  With the exception of forward contracts for the purchase of natural gas for use at Idaho Power's natural gas generation facilities and a nominal number of power transactions, Idaho Power’s physical forward contracts are designated as normal purchases and normal sales.  Because of Idaho Power’s regulatory accounting mechanisms, Idaho Power records the changes in fair value of derivative instruments related to power supply as regulatory assets or liabilities.

Revenues

Operating revenues related to Idaho Power’s sale of energy are recorded when service is rendered or energy is delivered to customers.  Idaho Power accrues estimated unbilled revenues for electric services delivered to customers but not yet billed at year-end.  Idaho Power collects franchise fees and similar taxes related to energy consumption.  None of these collections are reported on the income statement.  Beginning in February 2009, Idaho Power is collecting in base rates a portion of the allowance for funds used during construction (AFUDC) related to its Hells Canyon Complex relicensing project.  Cash collected under this ratemaking mechanism is not recorded as revenue but is instead recorded as a regulatory liability.

Property, Plant and Equipment and Depreciation

The cost of utility plant in service represents the original cost of contracted services, direct labor and material, AFUDC, and indirect charges for engineering, supervision, and similar overhead items.  Repair and maintenance costs associated with planned major maintenance are expensed as the costs are incurred, as are maintenance and repairs of property and replacements and renewals of items determined to be less than units of property.  For utility property replaced or renewed, the original cost plus removal cost less salvage is charged to accumulated provision for depreciation, while the cost of related replacements and renewals is added to property, plant and equipment.

All utility plant in service is depreciated using the straight-line method at rates approved by regulatory authorities.  Annual depreciation provisions as a percent of average depreciable utility plant in service approximated 2.69 percent in 2013, 2.75 percent in 2012, and 2.83 percent in 2011.

During the period of construction, costs expected to be included in the final value of the constructed asset, and depreciated once the asset is complete and placed in service, are classified as construction work in progress on the consolidated balance sheets. If the project becomes probable of being abandoned, such costs are expensed in the period such determination is made. If any costs are expensed, Idaho Power may seek recovery of such costs in customer rates, although there can be no guarantee such recovery would be granted.

Long-lived assets are periodically reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If the sum of the undiscounted expected future cash flows from an asset is less than the carrying value of the asset, impairment must be recognized in the financial statements.  There were no material impairments of these assets in 2013, 2012, or 2011.

Allowance for Funds Used During Construction

AFUDC represents the cost of financing construction projects with borrowed funds and equity funds.  With one exception, as discussed above for the Hells Canyon Complex relicensing project, cash is not realized currently from such allowance; it is realized under the ratemaking process over the service life of the related property through increased revenues resulting from a higher rate base and higher depreciation expense.  The component of AFUDC attributable to borrowed funds is included as a reduction to total interest expense.  Idaho Power’s weighted-average monthly AFUDC rates for 2013, 2012, and 2011 were 7.7 percent, 7.7 percent, and 7.8 percent, respectively.

Income Taxes

IDACORP and Idaho Power account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method (commonly referred to as normalized accounting), deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  In general, deferred income tax expense or benefit for a reporting period is recognized as the change in deferred tax assets and liabilities from the beginning to the end of the period. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date unless Idaho Power's primary regulator, the Idaho Public Utilities Commission (IPUC), orders direct deferral of the effect of the change in tax rates over a longer period of time.

Consistent with orders and directives of the IPUC, unless contrary to applicable income tax guidance, Idaho Power does not provide deferred income taxes for certain income tax temporary differences and instead recognizes the tax impact currently (commonly referred to as flow-through accounting) for rate making and financial reporting.  Therefore, Idaho Power's effective income tax rate is impacted as these differences arise and reverse. Regulated enterprises are required to recognize such adjustments as regulatory assets or liabilities if it is probable that such amounts will be recovered from or returned to customers in future rates.

In compliance with the federal income tax requirements for the use of accelerated tax depreciation, Idaho Power provides deferred income taxes related to its plant assets for the difference between income tax depreciation and book depreciation used for financial statement purposes. Deferred income taxes are provided for other temporary differences unless accounted for using flow-through.

The state of Idaho allows a three percent investment tax credit on qualifying plant additions.  Investment tax credits earned on regulated assets are deferred and amortized to income over the estimated service lives of the related properties.  Credits earned on non-regulated assets or investments are recognized in the year earned.

Income taxes are discussed in more detail in Note 2.

Other Accounting Policies

Debt discount, expense, and premium are deferred and are being amortized over the terms of the respective debt issues.

Reclassifications

Accrued taxes other than income taxes have been reclassified from "Other" in current liabilities to "Taxes accrued" on IDACORP's and Idaho Power's consolidated balance sheets to conform to the current year presentation. Previously reported total current liabilities and total liabilities and equity were not affected by these reclassifications.

The reclassifications listed below have been made to prior year amounts on IDACORP's and Idaho Power's consolidated statements of cash flows to conform to the current year presentation. Previously reported total cash provided by operating activities and total cash flows were not affected by these reclassifications.

•	Prepayments have been reclassified from "Accounts receivable and prepayments" to "Other current assets."

•	Gain on sale of investments and assets have been reclassified from "Other non-cash adjustments to net income, net" to "Gain on sale of investments and assets."

•	Distributions from affordable housing investments have been reclassified from "Investments in affordable housing" to "Distributions from affordable housing investments."

Change in Method of Accounting for Investments in Qualified Affordable Housing Projects

On January 15, 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-01, Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. This ASU permits an accounting policy election to account for investments in qualified affordable housing projects using the proportional amortization method. For its consolidated financial statements for the year ended December 31, 2013, IDACORP elected early adoption of ASU 2014-01 and thus changed its accounting for its equity-method investments in qualified affordable housing projects to the proportional amortization method, whereas in all prior years these investments were accounted for using the equity method of amortization. The standard also requires the recognition of the net investment performance in the financial statements as a component of income tax expense (benefit). The new method was elected because IDACORP believes the proportional amortization method more fairly represents the economics of and provides users with a better understanding of the returns from such investments than the equity method of amortization. IDACORP's comparative consolidated financial statements of prior years have been adjusted to apply the new method retrospectively. The following IDACORP consolidated financial statement line items as of and for the years ended December 31, 2012 and 2011 were affected by the change in accounting principle (in thousands of dollars, except for per share amounts).

Consolidated Statements of Income

	2012			2011
	As Originally Reported	As Currently Reported	Effect of Adoption of ASU 2014-01	As Originally Reported	As Currently Reported	Effect of Adoption of ASU 2014-01
(Losses) Earnings of Unconsolidated Equity-Method Investments	$(328)	$11,617	$11,945	$798	$11,864	$11,066
Income Before Income Taxes	195,047	206,992	11,945	114,729	125,795	11,066
Income Tax Expense (Benefit)	26,113	33,805	7,692	(52,133)	(44,355)	7,778
Net Income	168,934	173,187	4,253	166,862	170,150	3,288
Net Income Attributable to IDACORP, Inc.	168,761	173,014	4,253	166,693	169,981	3,288
Earnings Per Share of Common Stock
Earnings Attributable to IDACORP, Inc. - Basic	3.38	3.47	0.09	3.37	3.44	0.07
Earnings Attributable to IDACORP, Inc. - Diluted	3.37	3.46	0.09	3.36	3.43	0.07

Consolidated Statements of Comprehensive Income

	2012			2011
	As Originally Reported	As Currently Reported	Effect of Adoption of ASU 2014-01	As Originally Reported	As Currently Reported	Effect of Adoption of ASU 2014-01
Net Income	$168,934	$173,187	$4,253	$166,862	$170,150	$3,288
Total Comprehensive Income	163,440	167,693	4,253	164,808	168,096	3,288
Comprehensive Income Attributable to IDACORP, Inc.	163,267	167,520	4,253	164,639	167,927	3,288

Consolidated Balance Sheets

	2012
	As Originally Reported	As Currently Reported	Effect of Adoption of ASU 2014-01
Investments	$189,020	$160,794	$(28,226)
Total Assets	5,319,516	5,291,290	(28,226)
Deferred income taxes - other liabilities	894,616	883,377	(11,239)
Retained earnings	940,968	923,981	(16,987)
Total Liabilities and Equity	5,319,516	5,291,290	(28,226)

As a result of the change in accounting principle, retained earnings as of January 1, 2011, decreased from $733.9 million, as originally reported using the previously applied method, to $709.4 million using the proportional amortization method, a decrease of $24.5 million.

Consolidated Statements of Cash Flows

	2012			2011
	As Originally Reported	As Currently Reported	Effect of Adoption of ASU 2014-01	As Originally Reported	As Currently Reported	Effect of Adoption of ASU 2014-01
Net income	$168,934	$173,187	$4,253	$166,862	$170,150	$3,288
Deferred income taxes and investment tax credits	26,293	33,985	7,692	(52,913)	(45,135)	7,778
Losses (earnings) of unconsolidated equity-method investments	328	(11,617)	(11,945)	(798)	(11,864)	(11,066)

2.  INCOME TAXES

A reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

	IDACORP			Idaho Power
	2013	2012	2011	2013	2012	2011
		as adjusted (Note 1)
	(thousands of dollars)
Federal income tax expense at 35% statutory rate	$89,125	$72,387	$43,969	$88,550	$71,448	$43,173
Change in taxes resulting from:
AFUDC	(7,882)	(12,027)	(13,586)	(7,882)	(12,027)	(13,586)
Capitalized interest	1,832	5,075	6,465	1,832	5,075	6,465
Investment tax credits	(3,120)	(3,267)	(3,355)	(3,120)	(3,267)	(3,355)
Removal costs	(3,527)	(2,697)	(2,244)	(3,527)	(2,697)	(2,244)
Capitalized overhead costs	(8,750)	(8,750)	(5,950)	(8,750)	(8,750)	(5,950)
Capitalized repair costs	(19,250)	(19,250)	(14,000)	(19,250)	(19,250)	(14,000)
Tax method change – capitalized repairs	4,583	(7,845)	—	4,583	(7,845)	—
Uncertain tax positions – settled	—	—	(63,138)	—	—	(63,138)
State income taxes, net of federal benefit	6,730	7,801	1,598	6,970	7,646	1,846
Depreciation	14,820	14,398	14,100	14,820	14,398	14,100
Affordable housing tax credits	(5,503)	(5,493)	(6,438)	—	—	—
Affordable housing investment amortization	1,684	3,172	3,644	—	—	—
Other, net	1,484	(9,699)	(5,420)	2,034	(8,761)	(4,710)
Total income tax expense (benefit)	$72,226	$33,805	$(44,355)	$76,260	$35,970	$(41,399)
Effective tax rate	28.4%	16.3%	(35.3)%	30.1%	17.6%	(33.6)%

The items comprising income tax expense (benefit) are as follows:

	IDACORP			Idaho Power
	2013	2012	2011	2013	2012	2011
		as adjusted (Note 1)
	(thousands of dollars)
Income taxes current:
Federal	$3,416	$547	$(10)	$10,988	$(13,131)	$9,234
State	3,241	306	790	5,917	846	7,296
Total	6,657	853	780	16,905	(12,285)	16,530
Income taxes deferred:
Federal	61,947	28,315	25,710	60,934	48,839	24,559
State	1,806	(9,300)	(883)	(804)	(9,640)	(6,920)
Total	63,753	19,015	24,827	60,130	39,199	17,639
Uncertain tax positions:
Federal	—	—	(66,225)	—	—	(66,225)
State	—	—	(8,211)	—	—	(8,211)
Total	—	—	(74,436)	—	—	(74,436)
Investment tax credits:
Deferred	2,344	12,323	2,223	2,344	12,323	2,223
Restored	(3,119)	(3,267)	(3,355)	(3,119)	(3,267)	(3,355)
Total	(775)	9,056	(1,132)	(775)	9,056	(1,132)
Affordable housing investment amortization	2,591	4,881	5,606	—	—	—
Total income tax expense (benefit)	$72,226	$33,805	$(44,355)	$76,260	$35,970	$(41,399)

The components of the net deferred tax liability are as follows:

	IDACORP		Idaho Power
	2013	2012	2013	2012
		as adjusted (Note 1)
	(thousands of dollars)
Deferred tax assets:
Regulatory liabilities	$55,017	$55,085	$55,017	$55,085
Deferred compensation	23,739	23,556	23,647	23,463
Advanced payments	23,063	17,856	23,063	17,856
Tax credits	149,188	145,710	23,698	21,217
Net operating losses	30,921	53,254	29,628	47,351
Partnership investments	8,195	7,286	—	—
Retirement benefits	69,033	146,546	69,033	146,546
Other	11,067	11,640	10,359	10,146
Total	370,223	460,933	234,445	321,664
Deferred tax liabilities:
Property, plant and equipment	436,837	406,283	436,837	406,283
Regulatory assets	710,482	677,795	710,482	677,795
Power cost adjustments	35,763	16,832	35,763	16,832
Fixed cost adjustment	7,634	5,246	7,634	5,246
Partnership investments	19,372	15,225	12,000	7,970
Retirement benefits	65,810	142,270	65,810	142,270
Other	17,044	24,127	12,267	18,371
Total	1,292,942	1,287,778	1,280,793	1,274,767
Net deferred tax liabilities	$922,719	$826,845	$1,046,348	$953,103

IDACORP's tax allocation agreement provides that each member of its consolidated group compute its income taxes on a separate company basis.  Amounts payable or refundable are settled through IDACORP. See Note 1 for further discussion of accounting policies related to income taxes.

Tax Credit Carryforwards and Net Operating Loss Carryforwards

As of December 31, 2013, IDACORP had $111 million of general business credit and $1 million of alternative minimum tax credit carryforwards for federal income tax purposes and $37 million of Idaho investment tax credit carryforward.  The general business credit carryforward period expires from 2024 to 2033, and the Idaho investment tax credit expires from 2020 to 2027.  IDACORP has an $87 million federal net operating loss carryforward that expires in 2032.

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits for IDACORP and Idaho Power is as follows (in thousands of dollars):

	2013	2012	2011
Balance at January 1,	$—	$—	$74,436
Additions for tax positions of the current year	—	—	—
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	—	(66,379)
Settlements with taxing authorities	—	—	(8,057)
Balance at December 31,	$—	$—	$—

IDACORP and Idaho Power recognize interest accrued related to unrecognized tax benefits as interest expense and penalties as other expense. Both companies recognized no interest expense or penalties in 2013, 2012, or 2011, and there were no accrued interest or penalties at either company as of December 31 for the same years.

IDACORP and Idaho Power are subject to examination by their major tax jurisdictions - U.S. federal and the State of Idaho.  The open tax years for examination are 2013 for federal and 2010-2013 for Idaho.  In May 2009, IDACORP formally entered the U.S. Internal Revenue Service (IRS) Compliance Assurance Process (CAP) program for its 2009 tax year and has remained in the CAP program for all subsequent years.  The CAP program provides for IRS examination and issue resolution throughout the current year with the objective of return filings containing no contested items. In 2013, the IRS completed its examination of IDACORP's 2012 tax year with no unresolved income tax issues. IDACORP and Idaho Power believe that they have no material income tax uncertainties for 2013 and prior tax years.

Tax Accounting Method Changes for Repair-Related Expenditures

In June 2010, Idaho Power completed its evaluation of a tax accounting method change for its 2009 tax year that allows a current income tax deduction for repair-related expenditures on its utility assets that are currently capitalized for financial reporting and tax purposes.  In September 2010, Idaho Power adopted this method following the automatic consent procedures with the filing of IDACORP's 2009 consolidated federal income tax return. The method was subject to audit under IDACORP's 2009 CAP examination.

In April 2011, IDACORP and the IRS reached an agreement on Idaho Power's tax accounting method change for capitalized repairs. Accordingly, the IRS finalized the 2009 CAP examination and submitted its report on the 2009 tax year to the U.S. Congress Joint Committee on Taxation (Joint Committee) for review. The capitalized repairs method is effectively settled and no material income tax uncertainties remain for the method. As such, Idaho Power recognized $3.4 million of its previously unrecognized tax benefits for this method in 2011.

On September 13, 2013, the U.S. Treasury Department and U.S. Internal Revenue Service (IRS) issued final regulations addressing the deduction or capitalization of expenditures related to tangible property. The regulations are generally effective for taxable years beginning on or after January 1, 2014.

In connection with the issuance of the regulations, Idaho Power assessed and estimated the impact of a method change associated with the electric generation property portion of the capitalized repairs method it adopted in fiscal year 2010. The change will be made pursuant to Revenue Procedure 2013-24 to bring Idaho Power’s existing method into alignment with the Revenue Procedure’s safe harbor unit-of-property definitions for electric generation property. Given Idaho Power’s intent to make this method change for generation property, in the third quarter of 2013 it recorded $4.6 million of income tax expense related to the estimated taxable income for the cumulative method change adjustment for years prior to 2013. Following the automatic consent procedures provided for in the Revenue Procedure, Idaho Power will be permitted to adopt this method in either its 2013 or 2014 tax years with the filing of IDACORP’s consolidated federal income tax return. The method change will be subject to IRS review as part of IDACORP’s CAP examination.

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

Tax Accounting Method Change for Uniform Capitalization

In September 2009, the IRS issued Industry Director Directive #5 (IDD), which discusses the IRS's compliance priorities and audit techniques related to the allocation of mixed service costs in the uniform capitalization methods of electric utilities.  Within IDACORP's 2009 CAP examination, the IRS and Idaho Power worked through the impact the IDD guidance had on Idaho Power's uniform capitalization method and reached agreement during 2010.  The agreement provided that Idaho Power change its uniform capitalization method to the agreed upon method under the IDD with the filing of IDACORP's 2009 consolidated federal income tax return. While Idaho Power had an agreement with the IRS for examination and return filing purposes, the agreement required Joint Committee approval to be final.

In September 2011, the IRS notified IDACORP that the Joint Committee had completed its review of IDACORP's 2009 tax year and approved the uniform capitalization method agreement. The uniform capitalization method is effectively settled and no material income tax uncertainties remain for the method. Accordingly, Idaho Power recognized $59.7 million of its previously unrecognized tax benefits for tax years 2009 and prior in 2011.

3.  REGULATORY MATTERS

As a regulated utility, many of Idaho Power's fundamental business decisions are subject to the approval of governmental agencies, including the prices that Idaho Power is authorized to charge for its electric service. These approvals are a critical factor in determining IDACORP's and Idaho Power's results of operations and financial condition.

Regulatory Assets and Liabilities

Regulatory assets represent incurred costs that have been deferred because it is probable they will be recovered from customers through future rates.  Regulatory liabilities represent obligations to make refunds to customers for previous collections, except for the cost of removal (which represents the cost of removing future electric assets).  The following table presents a summary of Idaho Power’s regulatory assets and liabilities (in thousands of dollars):

		As of December 31, 2013
	Remaining Amortization Period	Earning a Return(1)	Not Earning a Return	Total as of December 31,
Description				2013	2012
Regulatory Assets:
Income taxes		$—	$710,482	$710,482	$677,795
Unfunded postretirement benefits(2)		—	116,583	116,583	308,850
Pension expense deferrals(3)		45,521	29,587	75,108	64,995
Energy efficiency program costs(3)		3,694	—	3,694	17,085
Power supply costs(3)	Varies	91,477	—	91,477	60,680
Fixed cost adjustment(3)	2014-2015	19,526	—	19,526	13,418
Asset retirement obligations(4)		—	18,026	18,026	15,411
Mark-to-market liabilities(5)		—	1,629	1,629	1,055
Other	2014-2021	1,992	1,554	3,546	3,749
Total		$162,210	$877,861	$1,040,071	$1,163,038
Regulatory Liabilities:
Income taxes		$—	$55,017	$55,017	$55,085
Removal costs(4)		—	173,974	173,974	168,651
Investment tax credits		—	79,121	79,121	79,897
Deferred revenue-AFUDC(6)		38,508	20,483	58,991	45,673
Energy efficiency program costs(3)		6,686	—	6,686	4,130
Power supply costs(3)	Varies	24	—	24	17,778
Settlement agreement sharing mechanism(3)	2014-2015	7,602	—	7,602	7,151
Mark-to-market assets(5)		—	1,672	1,672	4,579
Other		2,493	977	3,470	2,695
Total		$55,313	$331,244	$386,557	$385,639

(1) Earning a return includes either interest or a return on the investment as a component of rate base at the allowed rate of return.
(2) Represents the unfunded obligation of Idaho Power’s pension and postretirement benefit plans, which are discussed in Note 11.
(3) These items are discussed in more detail in this Note 3.
(4) Asset retirement obligations and removal costs are discussed in Note 13.
(5) Mark-to-market assets and liabilities are discussed in Note 16.
(6) As part of its January 30, 2009 general rate case order, the IPUC allowed Idaho Power to recover AFUDC for the HCC relicensing asset even though the relicensing process is not yet complete and the relicensing asset has not been placed in service. Idaho Power has collected revenue in the Idaho jurisdiction for these relicensing costs, but is deferring revenue recognition of the amounts collected until the license is issued and the asset is placed in service under the new license.

Idaho Power’s regulatory assets and liabilities are amortized over the period in which they are reflected in customer rates.  In the event that recovery of Idaho Power’s costs through rates becomes unlikely or uncertain, regulatory accounting would no longer apply to some or all of Idaho Power’s operations and the items above may represent stranded investments.  If not allowed full recovery of these items, Idaho Power would be required to write off the applicable portion, which could have a materially adverse financial impact.

Power Cost Adjustment Mechanisms and Deferred Power Supply Costs

In both its Idaho and Oregon jurisdictions, Idaho Power's power cost adjustment (PCA) mechanisms address the volatility of power supply costs and provide for annual adjustments to the rates charged to its retail customers. The PCA mechanisms compare Idaho Power's actual and forecast net power supply costs (primarily fuel and purchased power less off-system sales) against net power supply costs currently being recovered in retail rates. Under the PCA mechanisms, certain differences between actual net power supply costs incurred by Idaho Power and the costs included in retail rates are recorded as a deferred charge or credit on the balance sheets for future recovery or refund through retail rates.  The power supply costs deferred primarily result from changes in wholesale market prices and transaction volumes, fuel prices, changes in contracted power purchase prices and volumes (including PURPA power purchases), and the levels of Idaho Power's own hydroelectric and thermal generation.

Idaho Jurisdiction Power Cost Adjustment Mechanism: In the Idaho jurisdiction, the annual PCA adjustments consist of (a) a forecast component, based on a forecast of net power supply costs in the coming year as compared to net power supply costs included in base rates; and (b) a true-up component, based on the difference between the previous year’s actual net power supply costs and the previous year’s forecast.  The latter component also includes a balancing mechanism so that, over time, the actual collection or refund of authorized true-up dollars matches the amounts authorized.  The Idaho PCA mechanism also includes:

•
a cost or benefit sharing ratio that allocates the deviations in net power supply expenses between customers (95 percent) and shareholders (5 percent), with the exceptions of expenses associated with PURPA power purchases and demand response incentive payments, which are allocated 100 percent to customers; and

•	a load change adjustment rate, which is intended to ensure that power supply expense fluctuations resulting solely from load changes do not distort the results of the mechanism.

The table below summarizes the three most recent Idaho PCA rate adjustments.

Effective Date	$ Change (millions)	Notes
June 1, 2013	$140.4
The 2013 Idaho PCA rates are offset by $7.2 million of Idaho revenue-sharing related to 2012 financial results pursuant to an IPUC order issued in 2012 under regulatory settlement agreements approved in January 2010 and December 2011. The $140.4 million increase in PCA rates includes the $19.9 million reduction in the revenue sharing amount (described below) from $27.1 million for the 2012-2013 PCA to $7.2 million for the 2013-2014 PCA.

June 1, 2012	$43.0	The PCA rate increase was offset by $27.1 million to be shared with customers pursuant to the revenue sharing order described below, resulting in a net rate increase of $15.9 million for these orders.
June 1, 2011	$(40.4)	The reduction to Idaho PCA rates was net of $10.0 million of Idaho Power’s energy efficiency rider deferral balance that the IPUC authorized for recovery in Idaho Power’s Idaho PCA rates.

Oregon Jurisdiction Power Cost Adjustment Mechanism: Idaho Power’s power cost recovery mechanism in Oregon has two components:  an annual power cost update (APCU) and a power cost adjustment mechanism (PCAM).  The APCU allows Idaho Power to reestablish its Oregon base net power supply costs annually, separate from a general rate case, and to forecast net power supply costs for the upcoming water year.  The PCAM is a true-up filed annually in February.  The filing calculates the deviation between actual net power supply expenses incurred for the preceding calendar year and the net power supply expenses recovered through the APCU for the same period.  Under the PCAM, Idaho Power is subject to a portion of the business risk or benefit associated with this deviation through application of an asymmetrical deadband (or range of deviations) within which Idaho Power absorbs cost increases or decreases.  For deviations in actual power supply costs outside of the deadband, the PCAM provides for 90/10 sharing of costs and benefits between customers and Idaho Power.  However, collection by Idaho Power will occur only to the extent that Idaho Power’s actual return on equity (ROE) for the year is no greater than 100 basis points below Idaho Power’s last authorized ROE.  A refund to customers will occur only to the extent that Idaho Power’s actual ROE for that year is no less than 100 basis points above Idaho Power’s last authorized ROE.  Oregon jurisdiction power supply cost changes under the APCU and PCAM during each of 2013, 2012, and 2011 are summarized in the table that follows.

Year and Mechanism	APCU or PCAM Adjustment
2013 PCAM	Idaho Power estimates that actual net power supply costs were within the deadband, which would result in no deferral.
2013 APCU	A rate increase of $2.9 million annually took effect June 1, 2013.
2012 PCAM	Actual net power supply costs were within the deadband, resulting in no deferral.
2012 APCU	A rate increase of $1.8 million annually took effect June 1, 2012.
2011 PCAM
Actual net power supply costs were below the deadband, which would have resulted in a $1.5 million accrual of expense. However, Oregon-jurisdiction earnings were below the ROE threshold described above, resulting in no accrual.

2011 APCU	A rate decrease of $0.9 million annually took effect June 1, 2011.

Idaho Regulatory Matters

2011 Idaho General Rate Case Settlement: On June 1, 2011, Idaho Power filed a general rate case with the IPUC requesting approximately $82.6 million in additional Idaho jurisdiction annual revenues for collection through base rates. On September 23, 2011, Idaho Power, the IPUC Staff, and other interested parties filed a settlement stipulation with the IPUC resolving most of the key contested issues in the Idaho general rate case. The settlement stipulation, approved by the IPUC in December 2011, provided for a 7.86 percent authorized overall rate of return on an Idaho-jurisdiction rate base of approximately $2.36 billion. The approved settlement stipulation resulted in a 4.07 percent, or $34.0 million, overall increase in Idaho Power's annual Idaho-jurisdiction base rate revenues, effective January 1, 2012. Neither the settlement stipulation nor the associated IPUC order specified an authorized rate of return on equity or imposed a moratorium on Idaho Power's filing a general rate case at a future date.

Idaho Power's Idaho jurisdiction base rates were again reset effective in July 2012, following completion of the Langley Gulch power plant, as described below.

January 2010 Idaho Settlement Agreement: In January 2010, the IPUC approved a settlement agreement among Idaho Power, the IPUC Staff, several of Idaho Power’s customers, and other interested parties.  Significant elements of the settlement agreement included:

•
a specified distribution of the reduction in the 2010 PCA that would reduce customer rates, provide up to a $25 million general increase in annual base rates, and reset base power supply costs for the PCA, effective with the June 1, 2010 PCA rate change;

•
a provision to share with Idaho customers 50 percent of any Idaho-jurisdiction earnings in excess of a 10.5 percent return on year-end equity in the Idaho jurisdiction (Idaho ROE) in any calendar year from 2009 through 2011; and

•
a provision to allow the additional amortization of accumulated deferred investment tax credits (ADITC) if Idaho Power's Idaho-jurisdiction rate of return on year-end equity (Idaho ROE) is below 9.5 percent in any calendar year from 2009 through 2011.

Because Idaho Power’s actual Idaho ROE was between 9.5 and 10.5 percent in 2009 and 2010, the sharing and amortization provisions of the January 2010 settlement agreement were not triggered.  However, recognition of income tax benefits in 2011 had a significant impact on Idaho Power's actual Idaho ROE and contributed to the triggering of the sharing mechanism for 2011. In accordance with the terms of the settlement agreement, Idaho Power recorded a $27.1 million reduction in revenue and recorded an associated regulatory liability in 2011, reflecting 50 percent of Idaho Power's 2011 Idaho-jurisdiction earnings above a 10.5 percent Idaho ROE to be shared with Idaho customers.

December 2011 Idaho Settlement Agreement: The sharing and ADITC amortization provisions of the January 2010 settlement agreement terminated on December 31, 2011. On December 27, 2011, the IPUC issued an order, separate from the general rate case proceeding, approving a settlement agreement extending, with modifications, some of the provisions of the January 2010 settlement agreement. The settlement agreement provided that:

•
if Idaho Power's actual Idaho ROE for 2012, 2013, or 2014 is less than 9.5 percent, then Idaho Power may amortize up to a total of $45 million of additional ADITC to help achieve a minimum 9.5 percent Idaho ROE in the applicable year;

•
if Idaho Power's actual Idaho ROE for 2012, 2013, or 2014 exceeds 10.0 percent, the amount of Idaho Power's Idaho-jurisdiction earnings exceeding a 10.0 percent and up to and including a 10.5 percent Idaho ROE for the applicable year would be shared equally between Idaho Power and its Idaho customers in the form of a rate reduction to become effective at the time of the subsequent year's PCA adjustment; and

•
if Idaho Power's actual Idaho ROE for 2012, 2013, or 2014 exceeds 10.5 percent, the amount of Idaho Power's Idaho jurisdictional earnings exceeding a 10.5 percent Idaho ROE for the applicable year would be allocated 75 percent to Idaho Power's Idaho customers as a reduction to the pension regulatory asset and 25 percent to Idaho Power.

The December 2011 settlement agreement provides that the return on year-end equity thresholds (9.5 percent, 10.0 percent, and 10.5 percent) will be adjusted prospectively in the event the IPUC approves a change to Idaho Power's authorized return on equity as part of a general rate case proceeding seeking a rate change effective prior to January 1, 2015. In consideration for the authority to amortize additional ADITC described above, the December 2011 settlement agreement provided that Idaho Power would allocate to customers as a reduction to the pension regulatory asset 75 percent of Idaho Power's own share of 2011 Idaho jurisdictional earnings over a 10.5 percent Idaho ROE.

Revenue Sharing Under January 2010 and December 2011 Idaho Settlement Agreements: The amounts Idaho Power recorded in each of 2011, 2012, and 2013 for revenue sharing under the January 2010 and December 2011 Idaho regulatory settlements described above were as follows (in millions):

Year	Recorded as Refunds to Customers	Recorded as a Pre-tax Charge to Pension Expense
2013	$7.6	$16.5
2012	$7.2	$14.6
2011	$27.1	$20.3

Cost Recovery for Langley Gulch Power Plant: On March 2, 2012, Idaho Power filed an application with the IPUC requesting an increase in annual Idaho-jurisdiction base rates of $59.9 million for recovery of Idaho Power's investment and associated costs for the Langley Gulch natural gas-fired power plant, which became commercially available in June 2012. Idaho Power's application stated that its estimated investment in the plant through June 2012 was approximately $398 million. After the impact of depreciation, deferred income taxes, amounts currently included in rates, and an Idaho-jurisdictional cost allocation, Idaho Power's application requested a $336.7 million increase in Idaho-jurisdiction rate base. Idaho Power's requested base rate increase was based on an overall rate of return of 7.86 percent, as authorized by a prior IPUC order. On June 29, 2012, the IPUC issued an order approving a $58.1 million increase in annual Idaho-jurisdiction base rates, effective July 1, 2012. The order also provided for a $335.9 million increase in Idaho rate base.

Defined Benefit Pension Plan Contribution Recovery: Idaho Power has made substantial contributions to its defined benefit pension plan in recent years. Idaho Power defers its Idaho-jurisdiction pension expense as a regulatory asset until recovered from Idaho customers.  As of December 31, 2013, Idaho Power's deferral balance associated with the Idaho jurisdiction was $72.6 million.  Deferred pension costs are expected to be amortized to expense to match the revenues received when contributions are recovered through rates.  Idaho Power only records a carrying charge on the unrecovered balance of cash contributions. In light of the substantial prior and expected future contributions, in March 2011 Idaho Power filed an application with the IPUC requesting an increase in the amount included in base rates for recovery of the Idaho-jurisdiction portion of Idaho Power's cash contributions to its defined benefit pension plan from the then-current amount of $5.4 million to approximately $17.1 million annually. On May 19, 2011, the IPUC approved Idaho Power’s application, with new rates effective on June 1, 2011.

Fixed Cost Adjustment: The Idaho jurisdiction fixed cost adjustment (FCA) is designed to remove Idaho Power’s disincentive to invest in energy efficiency programs by separating (or decoupling) the recovery of fixed costs from the variable kilowatt-hour charge and linking it instead to a set amount per customer.  The FCA is adjusted each year to collect, or refund, the difference between the allowed fixed-cost recovery amount and the actual fixed costs recovered by Idaho Power during the year. The amount of the FCA recovery is capped at no more than 3 percent of base revenue, with any excess deferred for collection in a subsequent year. The following table summarizes FCA amounts approved for collection in the prior three FCA years:

FCA Year	Period rates in effect	Annual Amount (in millions)(1)
2012	June 1, 2013-May 31, 2014	$8.9
2011	June 1, 2012-May 31, 2013	$10.3
2010	June 1, 2011-May 31, 2012	$9.3
(1) The amount shown represents the total FCA deferred amount. The amount of the change in the FCA amount for a year is calculated as the difference between the subject year's annual
FCA amount and the prior year's FCA amount.

The deferral for the 2013 FCA was $15.4 million which, pending approval by the IPUC, will be recovered between June 1, 2014 and May 31, 2015.

Energy Efficiency and Demand Response Programs: Idaho Power has implemented and/or manages a wide range of opportunities for its customers to participate in energy efficiency and demand response programs.  Typically, a majority of energy efficiency activities are funded through a rider mechanism on customer bills. Program expenditures are reported as an operating expense with an equal amount of revenues recorded in other revenues, resulting in no impact on earnings. The cumulative variance between expenditures and amounts collected through the rider is recorded as a regulatory asset or liability pending future collection from or obligation to customers. In the 2012 PCA filing, $14.7 million of certain demand response program costs were shifted from the rider mechanism to the PCA mechanism, as these costs are closely related to and directly impact the other power supply costs collected through the PCA. The December 2011 IPUC general rate case settlement order described above reset Idaho Power's energy efficiency rider rate at 4.0 percent of the sum of the monthly billed charges for the base rate components, a reduction from the 4.75 percent rider amount in effect prior to that date.

On April 3, 2013, Idaho Power filed an application with the IPUC requesting an order finding Idaho Power's 2012 expenditures of $25.9 million in energy efficiency rider funds, $6.0 million in custom efficiency program incentives in a regulatory asset account, and $14.5 million of demand response program incentives included in the 2013 PCA, as prudently incurred demand-side management program expenses. On December 20, 2013, the IPUC issued an order finding all but $0.3 million of such expenses as prudently incurred, though the IPUC's order does provide Idaho Power with an opportunity to re-present $0.2 million of that amount for subsequent reconsideration. A previous order of the IPUC approved as prudently incurred $42.5 million of 2011 expenditures. As of December 31, 2013, the Idaho energy efficiency rider balance was a regulatory liability of $6.7 million. Separately, on June 12, 2013, the IPUC issued an order authorizing Idaho Power to recover custom efficiency program incentive payments, including the then-current regulatory account balance of $14.3 million, as well as subsequent custom efficiency program incentive payments, through the Idaho energy efficiency rider mechanism. As a result of the order, Idaho Power recognized the balance as other revenue and energy efficiency program expenses in 2013.

Certificate of Public Convenience and Necessity for Jim Bridger Plant Upgrades: On June 28, 2013, Idaho Power filed an application with the IPUC requesting that the IPUC issue a Certificate of Public Convenience and Necessity (CPCN) related to selective catalytic reduction (SCR) investments planned for Jim Bridger coal-fired plant units 3 and 4. Idaho Power's CPCN application requested that the IPUC provide Idaho Power with authorization and a binding commitment to provide rate base treatment for Idaho Power's share of the SCR investment in the amount of approximately $130 million (including AFUDC). Filing of the CPCN was intended to allow the IPUC to review the prudence of the investment in SCR prior to Idaho Power's incurring the bulk of the associated costs. On December 2, 2013, the IPUC issued an order granting Idaho Power's application for a CPCN. The IPUC, however, denied the company's additional request for early binding ratemaking treatment. The IPUC's order also requires that Idaho Power submit quarterly reports updating the IPUC on any changes to environmental policy or regulations until such time as the upgrades are in service, and that the company return to the IPUC if viable alternatives to the SCR upgrades become available.

Cost Recovery for Cessation of Boardman Coal-Fired Operations: In December 2010, the Oregon Environmental Quality Commission approved a plan to cease coal-fired operations at the Boardman power plant not later than December 31, 2020. The plan results in increased revenue requirements for Idaho Power related to accelerated depreciation expense, additional plant investments, and decommissioning costs. In response to an application filed by Idaho Power, on February 15, 2012 the IPUC issued an order accepting Idaho Power's regulatory accounting and cost recovery plan associated with the early plant shut-down and approving the establishment of a balancing account whereby incremental costs and benefits associated with the early shut-down will be tracked for recovery in a subsequent proceeding. On May 17, 2012, the IPUC issued an order approving a $1.5 million annual increase in Idaho-jurisdiction base rates, with new rates effective June 1, 2012. As of December 31, 2013, Idaho Power's net book value in the Boardman plant was $21.2 million.

Idaho Depreciation Rate Filings: Idaho Power's advanced metering infrastructure (AMI) project provides the means to automatically retrieve and store energy consumption information, eliminating manual meter reading expense. Commencing June 1, 2009, the IPUC approved a rate increase, coincident with a related increase in depreciation expense, allowing Idaho Power to recover the three-year accelerated depreciation of the existing non-AMI metering equipment and to begin earning a return on its AMI investment. On April 27, 2012, the IPUC approved Idaho Power's February 15, 2012 application requesting approval of a $10.6 million decrease in rates for specified customer classes, effective June 1, 2012, as a result of the removal of accelerated depreciation expense associated with non-AMI metering equipment.

In connection with a depreciation study authorized by Idaho Power and conducted by a third party, on February 15, 2012, Idaho Power filed an application with the IPUC seeking to institute revised depreciation rates for electric plant-in-service, based upon updated service life estimates and net salvage percentages for all plant assets, and adjust Idaho-jurisdiction base rates to reflect the revised depreciation rates. On May 31, 2012, the IPUC issued an order approving a settlement stipulation providing for a $1.3 million annual decrease in Idaho-jurisdiction base rates, effective June 1, 2012.

Oregon Regulatory Matters

2011 Oregon General Rate Case: On July 29, 2011, Idaho Power filed a general rate case and proposed rate schedules with the OPUC. The filing requested a $5.8 million increase in annual Oregon jurisdictional revenues and an authorized rate of return on equity of 10.5 percent, with an Oregon retail rate base of approximately $121.9 million. Idaho Power, the OPUC Staff, and other interested parties executed and filed a partial settlement stipulation with the OPUC on February 1, 2012, which the OPUC approved on February 23, 2012. The settlement stipulation provided for a $1.8 million base rate increase, a return on equity of 9.9 percent, and an overall rate of return of 7.757 percent in the Oregon jurisdiction. New rates in conformity with the settlement stipulation were effective March 1, 2012.

Cost Recovery for Langley Gulch Power Plant: On September 20, 2012, the OPUC issued an order approving an approximately $3.0 million increase in annual Oregon jurisdiction base rates, effective October 1, 2012, for inclusion of the Langley Gulch power plant in Idaho Power's Oregon rate base.

Federal Regulatory Matters - Open Access Transmission Tariff Rates

In 2006, Idaho Power moved from a fixed rate to a formula rate for transmission service provided under its open access transmission tariff (OATT), which allows transmission rates to be updated annually based on financial and operational data Idaho Power files with the FERC.  Idaho Power's OATT rates submitted to the FERC in Idaho Power's four most recent annual OATT Final Informational Filings were as follows:

Applicable Period	OATT Rate (per kW-year)
October 1, 2013 to September 30, 2014	$22.80
October 1, 2012 to September 30, 2013	$21.32
October 1, 2011 to September 30, 2012	$19.79
October 1, 2010 to September 30, 2011	$19.60

Idaho Power's current OATT rate is based on a net annual transmission revenue requirement of $118.2 million, which represents Idaho Power's net cost of providing OATT-based transmission service.

4.  LONG-TERM DEBT

The following table summarizes IDACORP's and Idaho Power's long-term debt at December 31 (in thousands of dollars):

	2013	2012
First mortgage bonds:
4.25% Series due 2013	$—	$70,000
6.025% Series due 2018	120,000	120,000
6.15% Series due 2019	100,000	100,000
4.50% Series due 2020	130,000	130,000
3.40% Series due 2020	100,000	100,000
2.95% Series due 2022	75,000	75,000
2.50% Series due 2023	75,000	—
6% Series due 2032	100,000	100,000
5.50% Series due 2033	70,000	70,000
5.50% Series due 2034	50,000	50,000
5.875% Series due 2034	55,000	55,000
5.30% Series due 2035	60,000	60,000
6.30% Series due 2037	140,000	140,000
6.25% Series due 2037	100,000	100,000
4.85% Series due 2040	100,000	100,000
4.30% Series due 2042	75,000	75,000
4.00% Series due 2043	75,000	—
Total first mortgage bonds	1,425,000	1,345,000
Pollution control revenue bonds:
5.15% Series due 2024(1)	49,800	49,800
5.25% Series due 2026(1)	116,300	116,300
Variable Rate Series 2000 due 2027	4,360	4,360
Total pollution control revenue bonds	170,460	170,460
American Falls bond guarantee	19,885	19,885
Milner Dam note guarantee	4,255	5,318
Unamortized premium/discount - net	(3,278)	(2,967)
Total IDACORP and Idaho Power outstanding debt(2)	1,616,322	1,537,696
Current maturities of long-term debt	(1,064)	(71,064)
Total long-term debt	$1,615,258	$1,466,632

(1) Humboldt County and Sweetwater County Pollution Control Revenue Bonds are secured by the first mortgage, bringing the total first mortgage bonds outstanding at December 31, 2013 to $1.591 billion.
(2) At December 31, 2013 and 2012, the overall effective cost of Idaho Power's outstanding debt was 5.19 percent and 5.44 percent, respectively.

At December 31, 2013, the maturities for the aggregate amount of IDACORP and Idaho Power long-term debt outstanding were as follows (in thousands of dollars):

2014	2015	2016	2017	2018	Thereafter
$1,064	$1,064	$1,064	$1,064	$120,000	$1,495,344

Long-Term Debt Issuances, Maturities, and Availability

On April 8, 2013, Idaho Power issued $75 million in principal amount of 2.50% first mortgage bonds, Series I, maturing on April 1, 2023, and $75 million in principal amount of 4.00% first mortgage bonds, Series I, maturing on April 1, 2043. On October 1, 2013, Idaho Power used a portion of the net proceeds of the April 2013 sale of first mortgage bonds to satisfy its obligations upon maturity of $70 million in principal amount of 4.25% first mortgage bonds. Issuance of the Series I first mortgage bonds in April 2013, combined with the issuance of $200 million in principal amount of Series I first mortgage bonds in August 2010 and $150 million in principal amount of Series I first mortgage bonds in April 2012, utilized in full the available amount under a registration statement Idaho Power filed with the U.S. Securities and Exchange Commission (SEC) in May 2010 and under a selling agency agreement executed with ten banks in June 2010. In May 2012, Idaho Power used a portion of the net proceeds of the April 2012 sale of first mortgage bonds to effect the early redemption in full of its $100 million of 4.75% first mortgage bonds due November 2012.

In February 2013, Idaho Power filed applications with the IPUC, OPUC, and Wyoming Public Service Commission (WPSC) seeking authorization to issue and sell from time to time up to $500 million in aggregate principal amount of debt securities and first mortgage bonds. In April 2013, Idaho Power received orders from the IPUC, OPUC, and WPSC authorizing such issuance and sales, subject to conditions specified in the orders. The order from the IPUC approved the issuance of the securities through April 9, 2015, subject to extension upon request to the IPUC. The OPUC’s and WPSC’s orders do not impose a time limitation for issuances, but the OPUC order does impose a number of other conditions, including a maximum interest rate limit of 7 percent.

In anticipation of the issuances of the notes described above and the expiration of the prior registration statement, on May 22, 2013, IDACORP and Idaho Power filed a joint shelf registration statement with the SEC, which became effective upon filing, for the offer and sale of, in the case of Idaho Power, an unspecified principal amount of its first mortgage bonds and debt securities. On July 12, 2013, Idaho Power entered into a Selling Agency Agreement with eight banks named in the agreement in connection with the potential issuance and sale from time to time of up to $500 million aggregate principal amount of first mortgage bonds, secured medium term notes, Series J (Series J Notes), under Idaho Power’s Indenture of Mortgage and Deed of Trust, dated as of October 1, 1937, as amended and supplemented (Indenture). Also on July 12, 2013, Idaho Power entered into the Forty-seventh Supplemental Indenture, dated as of July 1, 2013, to the Indenture. The Forty-seventh Supplemental Indenture provides for, among other items, the issuance of up to $500 million in aggregate principal amount of Series J Notes pursuant to the Indenture. As of December 31, 2013, Idaho Power had not sold any first mortgage bonds, including Series J Notes, or debt securities under the Selling Agency Agreement.

Mortgage: As of December 31, 2013, Idaho Power could issue under its Indenture approximately $1.4 billion of additional first mortgage bonds based on retired first mortgage bonds and total unfunded property additions. These amounts are further limited by the maximum amount of first mortgage bonds set forth in the Indenture.

The mortgage of the Indenture secures all bonds issued under the Indenture equally and ratably, without preference, priority, or distinction. First mortgage bonds issued in the future will also be secured by the mortgage of the Indenture. The lien constitutes a first mortgage on all the properties of Idaho Power, subject only to certain limited exceptions including liens for taxes and assessments that are not delinquent and minor excepted encumbrances. Certain of the properties of Idaho Power are subject to easements, leases, contracts, covenants, workmen's compensation awards, and similar encumbrances and minor defects and clouds common to properties. The mortgage of the Indenture does not create a lien on revenues or profits, or notes or accounts receivable, contracts or choses in action, except as permitted by law during a completed default, securities, or cash, except when pledged, or merchandise or equipment manufactured or acquired for resale. The mortgage of the Indenture creates a lien on the interest of Idaho Power in property subsequently acquired, other than excepted property, subject to limitations in the case of consolidation, merger, or sale of all or substantially all of the assets of Idaho Power. The Indenture requires Idaho Power to spend or appropriate 15 percent of its annual gross operating revenues for maintenance, retirement, or amortization of its properties. Idaho Power may, however, anticipate or make up these expenditures or appropriations within the five years that immediately follow or precede a particular year.

On February 17, 2010, Idaho Power entered into the Forty-fifth Supplemental Indenture, dated as of February 1, 2010, to the Indenture for the purpose of increasing the maximum amount of first mortgage bonds issuable by Idaho Power from $1.5 billion to $2.0 billion. The amount issuable is also restricted by property, earnings, and other provisions of the Indenture and supplemental indentures to the Indenture. Idaho Power may amend the Indenture and increase this amount without consent of the holders of the first mortgage bonds. The Indenture requires that Idaho Power's net earnings be at least twice the annual interest requirements on all outstanding debt of equal or prior rank, including the bonds that Idaho Power may propose to issue. Under certain circumstances, the net earnings test does not apply, including the issuance of refunding bonds to retire outstanding bonds that mature in less than two years or that are of an equal or higher interest rate, or prior lien bonds.

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

At December 31, 2013, no loans were outstanding under either IDACORP's or Idaho Power's facilities.  At December 31, 2013, Idaho Power had regulatory authority to incur up to $450 million in principal amount of short-term indebtedness at any one time outstanding. Balances (in thousands of dollars) and interest rates of IDACORP’s and Idaho Power's short-term borrowings were as follows at December 31, 2013 and December 31, 2012:

	IDACORP		Idaho Power		Total
	2013	2012	2013	2012	2013	2012
Commercial paper balances:
At the end of year	$54,750	$69,700	$—	$—	$54,750	$69,700
Average during the year	$61,121	$57,947	$2,209	$3,578	$63,330	$61,525
Weighted-average interest rate
At the end of the year	0.34%	0.50%	—%	—%	0.34%	0.50%

6.  COMMON STOCK

IDACORP Common Stock

The following table summarizes common stock transactions during the last three years and shares reserved at December 31, 2013:

	Shares issued			Shares reserved
	2013	2012	2011	December 31, 2013
Balance at beginning of year	50,158,486	49,964,172	49,419,452
Continuous equity program	—	—	—	3,000,000
Dividend reinvestment and stock purchase plan	—	62,084	119,999	2,576,723
Employee savings plan	—	49,296	91,277	3,567,954
Long-term incentive and compensation plan	74,977	82,934	333,444	1,543,283
Restricted stock plan	—	—	—	256,154
Balance at end of year	50,233,463	50,158,486	49,964,172

IDACORP enters into sales agency agreements as a means of selling its common stock from time to time pursuant to a continuous equity program. On July 12, 2013, IDACORP entered into its current Sales Agency Agreement with BNY Mellon Capital Markets, LLC (BNYMCM). IDACORP may offer and sell up to 3 million shares of its common stock from time to time in at-the-market offerings through BNYMCM as IDACORP's agent. The Sales Agency Agreement replaced a similar sales agency agreement, dated December 16, 2011, between IDACORP and BNYMCM, that provided for the sale of up to 3 million shares of IDACORP common stock. IDACORP did not sell any shares of its common stock under the December 2011 sales agency agreement. IDACORP has no obligation to issue any minimum number of shares under the Sales Agency Agreement.

Idaho Power Common Stock

In 2012 and 2011, IDACORP contributed $7.5 million and $16 million, respectively, of additional equity to Idaho Power.  No contributions were made to Idaho Power in 2013. No additional shares of Idaho Power common stock were issued in exchange for the contributions.

Restrictions on Dividends

Idaho Power’s ability to pay dividends on its common stock held by IDACORP and IDACORP’s ability to pay dividends on its common stock are limited to the extent payment of such dividends would violate the covenants in their respective credit facilities or Idaho Power’s Revised Code of Conduct. A covenant under IDACORP’s credit facility and Idaho Power’s credit facility requires IDACORP and Idaho Power to maintain leverage ratios of consolidated indebtedness to consolidated total capitalization, as defined therein, of no more than 65 percent at the end of each fiscal quarter.  At December 31, 2013, the leverage ratios for IDACORP and Idaho Power were 48 percent and 49 percent, respectively.  Based on these restrictions, IDACORP’s and Idaho Power’s dividends were limited to $945 million and $848 million, respectively, at December 31, 2013.  There are additional facility covenants, subject to exceptions, that prohibit or restrict the sale or disposition of property without consent and any agreements restricting dividend payments to the company from any material subsidiary. At December 31, 2013, IDACORP and Idaho Power were in compliance with those covenants.

Idaho Power’s Revised Policy and Code of Conduct relating to transactions between and among Idaho Power, IDACORP, and other affiliates, which was approved by the IPUC in April 2008, provides that Idaho Power will not pay any dividends to IDACORP that will reduce Idaho Power’s common equity capital below 35 percent of its total adjusted capital without IPUC approval. At December 31, 2013, Idaho Power's common equity capital was 52 percent of its total adjusted capital. Further, Idaho Power must obtain approval from the OPUC before it can directly or indirectly loan funds or issue notes or give credit on its books to IDACORP.

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

7.  STOCK-BASED COMPENSATION

IDACORP has two share-based compensation plans -- the 2000 Long-Term Incentive and Compensation Plan (LTICP) and the 1994 Restricted Stock Plan (RSP).  These plans are intended to align employee and shareholder objectives related to IDACORP’s long-term growth.

The LTICP (for officers, key employees, and directors) permits the grant of nonqualified stock options, restricted stock, performance shares, and several other types of stock-based awards.  The RSP permits only the grant of restricted stock or performance-based restricted stock.  At December 31, 2013, the maximum number of shares available under the LTICP and RSP were 1,251,979 and 15,796, respectively.

Stock Awards:  Restricted stock awards have three-year vesting periods and entitle the recipients to dividends and voting rights.  Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances.  The fair value of these awards is based on the closing market price of common stock on the grant date and is charged to compensation expense over the vesting period, based on the number of shares expected to vest.

Performance-based restricted stock awards have three-year vesting periods and entitle the recipients to voting rights.  Unvested shares are restricted as to disposition, subject to forfeiture under certain circumstances, and subject to the attainment of specific performance conditions over the three-year vesting period.  The performance conditions are two equally-weighted metrics, cumulative earnings per share (CEPS) and total shareholder return (TSR) relative to a peer group.  Based on the level of attainment of the performance conditions, the final number of shares awarded can range from zero to 150 percent of the target award.  Dividends are accrued during the vesting period and paid out based on the final number of shares awarded.

The grant-date fair value of the CEPS portion is based on the closing market value at the date of grant, reduced by the loss in time-value of the estimated future dividend payments.  The fair value of this portion of the awards is charged to compensation expense over the requisite service period, based on the number of shares expected to vest. The grant-date fair value of the TSR portion is estimated using the market value at the date of grant and a statistical model that incorporates the probability of meeting performance targets based on historical returns relative to the peer group.  The fair value of this portion of the awards is charged to compensation expense over the requisite service period, provided the requisite service period is rendered, regardless of the level of TSR metric attained.

A summary of restricted stock and performance share activity is presented below.  Idaho Power share amounts represent the portion of IDACORP amounts related to Idaho Power employees:

	IDACORP		Idaho Power
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested shares at January 1, 2013	320,738	$32.36	316,711	$32.32
Shares granted	107,752	42.54	106,467	42.53
Shares forfeited	(2,087)	38.05	(2,087)	38.05
Shares vested	(116,024)	29.52	(115,107)	29.52
Nonvested shares at December 31, 2013	310,379	$36.88	305,984	$36.85

The total fair value of shares vested during the years ended December 31, 2013, 2012, and 2011 was $5.0 million, $4.9 million, and $4.1 million, respectively.  At December 31, 2013, IDACORP had $4.9 million of total unrecognized compensation cost related to nonvested share-based compensation that was expected to vest.  Idaho Power’s share of this amount was $4.8 million.  These costs are expected to be recognized over a weighted-average period of 1.64 years.  IDACORP uses original issue and/or treasury shares for these awards.

In 2013, a total of 13,013 shares were awarded to directors at a grant date fair value of $46.87 per share.  Directors elected to defer receipt of 6,425 of these shares, which are being held as deferred stock units with dividend equivalents reinvested in additional stock units.

Stock Options:  No stock options have been granted since 2006.  The remaining unexercised stock option awards were granted with exercise prices equal to the market value of the stock on the date of grant, with a term of 10 years from the grant date and a five-year vesting period.  The fair value of each option was amortized into compensation expense using graded vesting and, as of December 31, 2013, all compensation costs have been recognized.  IDACORP uses original issue and/or treasury shares to satisfy exercised options.

IDACORP’s and Idaho Power’s stock option transactions are summarized below.  Idaho Power share amounts represent the portion of IDACORP amounts related to Idaho Power employees:

	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000s)
IDACORP
Outstanding at January 1, 2013	15,206	$29.64	1.45	$208
Exercised	(8,766)	29.13
Outstanding at December 31, 2013	6,440	$30.34	0.37	$138
Vested and exercisable at December 31, 2013	6,440	$30.34	0.37	$138
Idaho Power
Outstanding at January 1, 2013	3,956	$29.75	2.05	$54
Exercised	(2,766)	29.75
Outstanding at December 31, 2013	1,190	$29.75	1.05	$26
Vested and exercisable at December 31, 2013	1,190	$29.75	1.05	$26

The following table presents information about options exercised (in thousands of dollars):

	IDACORP			Idaho Power
	2013	2012	2011	2013	2012	2011
Intrinsic value of options exercised	$160	$74	$884	$47	$36	$535
Cash received from exercises	255	289	9,423	82	77	3,838
Tax benefits realized from exercises	62	29	345	19	14	209

Compensation Expense:  The following table shows the compensation cost recognized in income and the tax benefits resulting from these plans, as well as the amounts allocated to Idaho Power for those costs associated with Idaho Power’s employees (in thousands of dollars):

	IDACORP			Idaho Power
	2013	2012	2011	2013	2012	2011
Compensation cost	$4,888	$4,696	$4,207	$4,783	$4,577	$4,082
Income tax benefit	1,911	1,836	1,645	1,870	1,789	1,596

No equity compensation costs have been capitalized.

8.  EARNINGS PER SHARE

The following table presents the computation of IDACORP’s basic and diluted earnings per share (EPS) for the years ended December 31, 2013, 2012, and 2011 (in thousands, except for per share amounts):

	Year Ended December 31,
	2013	2012	2011
		as adjusted (Note 1)
Numerator:
Net income attributable to IDACORP, Inc.	$182,417	$173,014	$169,981
Denominator:
Weighted-average common shares outstanding - basic	50,052	49,930	49,457
Effect of dilutive securities:
Options	2	4	16
Restricted Stock	72	76	85
Weighted-average common shares outstanding - diluted	50,126	50,010	49,558
Basic earnings per share	$3.64	$3.47	$3.44
Diluted earnings per share	$3.64	$3.46	$3.43

The diluted EPS computation excludes 137,880 options for the year ended December 31, 2011 because the options’ exercise prices were greater than the average market price of the common stock during that year.  No such exclusions were required in the December 31, 2013 and 2012 computations. In total, 6,440 options were outstanding at December 31, 2013, with expiration dates through 2015.

9.  COMMITMENTS

Purchase Obligations

At December 31, 2013, Idaho Power had the following long-term commitments relating to purchases of energy, capacity, transmission rights, and fuel (in thousands of dollars):

	2014	2015	2016	2017	2018	Thereafter
Cogeneration and power production	$170,155	$175,242	$173,982	$178,854	$186,219	$2,660,954
Power and transmission rights	4,801	4,815	4,790	4,214	1,179	4,739
Fuel	84,068	35,228	9,888	9,775	9,343	79,868

As of December 31, 2013, Idaho Power had 774 MW nameplate capacity of PURPA-related projects on-line, with an additional 68 MW nameplate capacity of projects projected to be on-line by the end of 2016.  The power purchase contracts for these projects have terms ranging from one to 35 years. During 2013, Idaho Power purchased 2,126,644 megawatt-hours (MWh) from these projects at a cost of $131 million, resulting in a blended price of $61.75 per MWh.  Idaho Power purchased 1,961,208 MWh at a cost of $118 million in 2012, and 1,495,108 MWh at a cost of $90 million in 2011.

In addition, Idaho Power has the following long-term commitments for lease guarantees, equipment, maintenance and services, and industry related fees (in thousands of dollars):

	2014	2015	2016	2017	2018	Thereafter
Operating leases	$1,357	$2,024	$1,155	$868	$892	$14,536
Equipment, maintenance, and service agreements	61,166	38,632	16,050	4,373	3,813	22,630
FERC and other industry-related fees	12,665	12,646	6,802	6,802	6,802	34,008

IDACORP’s expense for operating leases was approximately $5.3 million in 2013, $6.1 million in 2012, and $5.3 million in 2011.

Guarantees

Through a self-bonding mechanism, Idaho Power guarantees its portion of reclamation activities and obligations at BCC, of which IERCo owns a one-third interest.  This guarantee, which is renewed annually with the Wyoming Department of Environmental Quality, was $74 million at December 31, 2013, representing IERCo's one-third share of BCC's total reclamation obligation.  BCC has a reclamation trust fund set aside specifically for the purpose of paying these reclamation costs.  At December 31, 2013, the value of the reclamation trust fund was $67 million. During 2013 the reclamation trust fund distributed approximately $28 million for reclamation activity costs associated with the BCC surface mine. BCC periodically assesses the adequacy of the reclamation trust fund and its estimate of future reclamation costs.  To ensure that the reclamation trust fund maintains adequate reserves, BCC has the ability to add a per-ton surcharge to coal sales, all of which are made to the Jim Bridger plant.  Starting in 2010, BCC began applying a nominal surcharge to coal sales in order to maintain adequate reserves in the reclamation trust fund.  Because of the existence of the fund and the ability to apply a per-ton surcharge, the estimated fair value of this guarantee is minimal.

IDACORP and Idaho Power enter into financial agreements and power purchase and sale agreements that include indemnification provisions relating to various forms of claims or liabilities that may arise from the transactions contemplated by these agreements.  Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnification provisions cannot be reasonably estimated.  IDACORP and Idaho Power periodically evaluate the likelihood of incurring costs under such indemnities based on their historical experience and the evaluation of the specific indemnities.  As of December 31, 2013, management believes the likelihood is remote that IDACORP or Idaho Power would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnification obligations.  Neither IDACORP nor Idaho Power has recorded any liability on their respective consolidated balance sheets with respect to these indemnification obligations.

10.  CONTINGENCIES

IDACORP and Idaho Power have in the past and expect in the future to become involved in various claims, controversies, disputes, and other contingent matters, including the items described in this Note 10. Some of these claims, controversies, disputes, and other contingent matters involve litigation and regulatory or other contested proceedings. The ultimate resolution and outcome of litigation and regulatory proceedings is inherently difficult to determine, particularly where (a) the remedies or penalties sought are indeterminate, (b) the proceedings are in the early stages or the substantive issues have not been well developed, or (c) the matters involve complex or novel legal theories or a large number of parties. In accordance with applicable accounting guidance, IDACORP and Idaho Power, as applicable, establish an accrual for legal proceedings when those matters proceed to a stage where they present loss contingencies that are both probable and reasonably estimable. In such cases, there may be a possible exposure to loss in excess of any amounts accrued. IDACORP and Idaho Power monitor those matters for developments that could affect the likelihood of a loss and the accrued amount, if any, and adjust the amount as appropriate. If the loss contingency at issue is not both probable and reasonably estimable, IDACORP and Idaho Power do not establish an accrual and the matter will continue to be monitored for any developments that would make the loss contingency both probable and reasonably estimable. As of the date of this report, IDACORP's and Idaho Power's accruals for loss contingencies are not material to their financial statements as a whole; however, future accruals could be material in a given period. IDACORP's and Idaho Power's determination is based on currently available information, and estimates presented in financial statements and other financial disclosures involve significant judgment and may be subject to significant uncertainty. For matters that affect Idaho Power’s operations, Idaho Power intends to seek, to the extent permissible and appropriate, recovery through the ratemaking process of costs incurred.

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

11.  BENEFIT PLANS

Idaho Power sponsors defined benefit and other postretirement benefit plans that cover the majority of its employees. Idaho Power also sponsors a defined contribution 401(k) employee savings plan and provides certain post-employment benefits.

Pension Plans

Idaho Power has two pension plans – a noncontributory defined benefit pension plan (pension plan) and a nonqualified defined benefit pension plan for certain senior management employees called the Security Plan for Senior Management Employees (SMSP).  Idaho Power also has a nonqualified defined benefit pension plan for directors that was frozen in 2002. Remaining vested benefits from that plan are included with the SMSP in the disclosures below. The benefits under these plans are based on years of service and the employee's final average earnings.

Idaho Power’s funding policy for the pension plan is to contribute at least the minimum required under the Employee Retirement Income Security Act of 1974 (ERISA) but not more than the maximum amount deductible for income tax purposes.  In 2013, 2012, and 2011 Idaho Power elected to contribute more than the minimum required amounts in order to bring the pension plan to a more funded position, to reduce future required contributions, and to reduce Pension Benefit Guaranty Corporation premiums.

The following table summarizes the changes in benefit obligations and plan assets of these plans (in thousands of dollars):

	Pension Plan		SMSP
	2013	2012	2013	2012

Change in projected benefit obligation:
Benefit obligation at January 1	$767,692	$655,439	$80,515	$65,043
Service cost	31,357	25,571	2,178	2,151
Interest cost	31,830	31,489	3,258	3,218
Actuarial (gain) loss	(112,215)	77,328	(4,663)	13,335
Benefits paid	(23,571)	(22,135)	(3,515)	(3,232)
Projected benefit obligation at December 31	695,093	767,692	77,773	80,515
Change in plan assets:
Fair value at January 1	460,862	390,081	—	—
Actual return on plan assets	77,801	48,616	—	—
Employer contributions	30,000	44,300	—	—
Benefits paid	(23,571)	(22,135)	—	—
Fair value at December 31	545,092	460,862	—	—
Funded status at end of year	$(150,001)	$(306,830)	$(77,773)	$(80,515)
Amounts recognized in the statement of financial position consist of:
Other current liabilities	$—	$—	$(3,905)	$(3,651)
Noncurrent liabilities	(150,001)	(306,830)	(73,868)	(76,864)
Net amount recognized	$(150,001)	$(306,830)	$(77,773)	$(80,515)
Amounts recognized in accumulated other comprehensive income consist of:
Net loss	$120,587	$291,966	$26,102	$33,605
Prior service cost	642	989	1,077	1,289
Subtotal	121,229	292,955	27,179	34,894
Less amount recorded as regulatory asset	(121,229)	(292,955)	—	—
Net amount recognized in accumulated other comprehensive income	$—	$—	$27,179	$34,894
Accumulated benefit obligation	$591,649	$640,330	$70,530	$72,288

As a non-qualified plan, the SMSP has no plan assets. However, Idaho Power has a Rabbi trust designated to provide funding for SMSP obligations. The Rabbi trust holds investments in marketable securities and corporate-owned life insurance. The fair value of these investments was approximately $59.2 million and $50.4 million at December 31, 2013 and 2012, respectively, and is reflected in Investments and in Company-owned life insurance on the consolidated balance sheets.

The following table shows the components of net periodic benefit cost for these plans (in thousands of dollars). For purposes of calculating the expected return on plan assets, the market-related value of assets is equal to the fair value of the assets.

	Pension Plan			SMSP
	2013	2012	2011	2013	2012	2011
Service cost	$31,357	$25,571	$20,478	$2,178	$2,151	$1,950
Interest cost	31,830	31,489	30,322	3,258	3,218	3,094
Expected return on assets	(35,755)	(31,737)	(32,322)	—	—	—
Amortization of net loss	17,118	14,114	8,673	2,840	1,530	1,293
Amortization of prior service cost	347	347	519	212	212	242
Net periodic pension cost	44,897	39,784	27,670	8,488	7,111	6,579
Adjustments due to the effects of regulation(1)	(9,013)	(5,860)	6,662	—	—	—
Net periodic benefit cost recognized for financial reporting	$35,884	$33,924	$34,332	$8,488	$7,111	$6,579

(1) Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, income statement recognition of pension plan costs is deferred until costs are recovered through rates.  See Note 3 for information on Idaho Power’s revenue sharing mechanism approved by the IPUC, which resulted in additional Idaho pension expense of $16.5 million, $14.6 million, and $20.3 million in 2013, 2012, and 2011, respectively.

The following table shows the components of other comprehensive income for the plans (in thousands of dollars):

	Pension Plan			SMSP
	2013	2012	2011	2013	2012	2011
Actuarial gain (loss) during the year	$154,261	$(60,448)	$(92,449)	$4,664	$(13,335)	$(4,251)
Reclassification adjustments for:
Amortization of net loss	17,118	14,114	8,673	2,840	1,530	1,293
Amortization of prior service cost	347	347	519	212	212	242
Adjustment for deferred tax effects	(67,136)	17,979	32,193	(3,017)	4,532	1,062
Adjustment due to the effects of regulation	(104,590)	28,008	51,064	—	—	—
Other comprehensive income recognized related to pension benefit plans	$—	$—	$—	$4,699	$(7,061)	$(1,654)

In 2014, IDACORP and Idaho Power expect to recognize as components of net periodic benefit cost $7.2 million from amortizing amounts recorded in accumulated other comprehensive income (or as a regulatory asset for the pension plan) as of December 31, 2013, relating to the pension plan and SMSP.  This amount consists of $4.0 million of amortization of net loss and $0.4 million of amortization of prior service cost for the pension plan, and $2.6 million of amortization of net loss and $0.2 million of amortization of prior service cost for the SMSP.

The following table summarizes the expected future benefit payments of these plans (in thousands of dollars):

	2014	2015	2016	2017	2018	2019-2023
Pension Plan	$25,473	$27,371	$29,664	$32,133	$34,722	$212,683
SMSP	3,996	4,186	4,213	4,441	4,549	25,514

As of December 31, 2013, IDACORP's and Idaho Power's minimum required contributions to the pension plan are estimated to be $1.4 million in 2014, though Idaho Power plans to contribute at least $20 million to the pension plan during 2014.

Postretirement Benefits

Idaho Power maintains a defined benefit postretirement benefit plan (consisting of health care and death benefits) that covers all employees who were enrolled in the active-employee group plan at the time of retirement as well as their spouses and qualifying dependents.  Retirees hired on or after January 1, 1999 have access to the standard medical option at full cost, with no contribution by Idaho Power.  Benefits for employees who retire after December 31, 2002 are limited to a fixed amount, which has limited the growth of Idaho Power’s future obligations under this plan.

The following table summarizes the changes in benefit obligation and plan assets (in thousands of dollars):

	2013	2012
Change in accumulated benefit obligation:
Benefit obligation at January 1	$72,547	$66,669
Service cost	1,315	1,292
Interest cost	2,633	3,135
Actuarial (gain) loss	(16,788)	3,180
Benefits paid(1)	(2,366)	(1,729)
Benefit obligation at December 31	57,341	72,547
Change in plan assets:
Fair value of plan assets at January 1	33,387	31,901
Actual return on plan assets	6,212	3,346
Employer contributions(1)	(122)	(131)
Benefits paid(1)	(2,366)	(1,729)
Fair value of plan assets at December 31	37,111	33,387
Funded status at end of year (included in noncurrent liabilities)	$(20,230)	$(39,160)

(1) Contributions and benefits paid are each net of $3,272 thousand and $3,268 thousand of plan participant contributions, and $372 thousand and $430 thousand of Medicare Part D subsidy receipts for 2013 and 2012, respectively.

Amounts recognized in accumulated other comprehensive income consist of the following (in thousands of dollars):

	2013	2012
Net loss	$(4,974)	$15,796
Prior service cost	328	99
Subtotal	(4,646)	15,895
Less amount recognized in regulatory assets	4,646	(15,895)
Net amount recognized in accumulated other comprehensive income	$—	$—

The net periodic postretirement benefit cost was as follows (in thousands of dollars):

	2013	2012	2011
Service cost	$1,315	$1,292	$1,323
Interest cost	2,633	3,135	3,434
Expected return on plan assets	(2,328)	(2,234)	(2,641)
Amortization of net loss	98	384	577
Amortization of prior service cost	(229)	(422)	(421)
Amortization of unrecognized transition obligation	—	2,040	2,040
Net periodic postretirement benefit cost	$1,489	$4,195	$4,312

The following table shows the components of other comprehensive income for the plan (in thousands of dollars):

	2013	2012	2011
Actuarial gain (loss) during the year	$20,673	$(2,068)	$1,274
Prior service cost arising during the year	—	—	318
Reclassification adjustments for:
Amortization of net loss	98	384	577
Amortization of prior service cost	(229)	(422)	(421)
Amortization of unrecognized transition obligation	—	2,040	2,040
Adjustment for deferred tax effects	(8,031)	(153)	(1,659)
Adjustment due to the effects of regulation	(12,511)	219	(2,129)
Other comprehensive income related to postretirement benefit plans	$—	$—	$—

In 2014, IDACORP and Idaho Power expect to recognize as components of net periodic benefit cost $0.2 million from amortizing amounts recorded in accumulated other comprehensive income as of December 31, 2013, relating to the postretirement benefit plan.  The entire amount represents $0.2 million of amortization of prior service cost.

Medicare Act:  The Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law in December 2003 and established a prescription drug benefit under Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare’s prescription drug coverage.

The following table summarizes the expected future benefit payments of the postretirement benefit plan and expected Medicare Part D subsidy receipts (in thousands of dollars):

	2014	2015	2016	2017	2018	2019-2023
Expected benefit payments	$3,890	$4,000	$4,070	$4,130	$4,170	$21,290
Expected Medicare Part D subsidy receipts	430	470	510	550	600	3,820

Plan Assumptions

The following table sets forth the weighted-average assumptions used at the end of each year to determine benefit obligations for all Idaho Power-sponsored pension and postretirement benefits plans:

	Pension Plan		SMSP		Postretirement Benefits
	2013	2012	2013	2012	2013	2012
Discount rate	5.20%	4.20%	5.10%	4.15%	5.15%	4.20%
Rate of compensation increase(1)	4.38%	4.35%	4.50%	4.50%	—	—
Medical trend rate	—	—	—	—	6.8%	6.5%
Dental trend rate	—	—	—	—	5.0%	5.0%
Measurement date	12/31/2013	12/31/2012	12/31/2013	12/31/2012	12/31/2013	12/31/2012

(1) The 2013 rate of compensation increase assumption for the pension plan includes an inflation component of 2.75% plus a 1.63% composite merit increase component that is based on employees' years of service. Merit salary increases are assumed to be 8.0% for employees in their first year of service and scale down to 0% for employees in their fortieth year of service and beyond.

The following table sets forth the weighted-average assumptions used to determine net periodic benefit cost for all Idaho Power-sponsored pension and postretirement benefit plans:

	Pension Plan			SMSP			Postretirement Benefits
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Discount rate	4.20%	4.90%	5.40%	4.15%	5.10%	5.40%	4.20%	5.05%	5.40%
Expected long-term rate of return on assets	7.75%	7.75%	8.25%	—	—	—	7.25%	7.25%	8.25%
Rate of compensation increase	4.38%	4.35%	4.50%	4.50%	4.50%	4.50%	—	—	—
Medical trend rate	—	—	—	—	—	—	6.8%	6.5%	7.0%
Dental trend rate	—	—	—	—	—	—	5.0%	5.0%	5.0%

The assumed health care cost trend rate used to measure the expected cost of health benefits covered by the postretirement plan was 6.8 percent in 2013 and is assumed to decrease gradually to 5.0 percent by 2097.  The assumed dental cost trend rate used to measure the expected cost of dental benefits covered by the plan was 5.0 percent for all years.  A one percentage point change in the assumed health care cost trend rate would have the following effects at December 31, 2013 (in thousands of dollars):

	One-Percentage-Point
	Increase	Decrease
Effect on total of cost components	$374	$(273)
Effect on accumulated postretirement benefit obligation	3,139	(2,415)

Plan Assets

Pension Asset Allocation Policy: The target allocation and actual allocations at December 31, 2013 for the pension asset portfolio by asset class is set forth below.

Asset Class	Target Allocation	Actual Allocation December 31, 2013
Debt securities	24%	20%
Equity securities	54%	57%
Real estate	6%	5%
Other plan assets	16%	18%
Total	100%	100%

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

The three major goals in Idaho Power’s asset allocation process are to:

•	determine if the investments have the potential to earn the rate of return assumed in the actuarial liability calculations;

•
match the cash flow needs of the plan.  Idaho Power sets bond allocations sufficient to cover at least five years of benefit payments and cash allocations sufficient to cover the current year benefit payments.  Idaho Power then utilizes growth instruments (equities, real estate, venture capital) to fund the longer-term liabilities of the plan; and

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

Rate-of-return projections for plan assets are based on historical risk/return relationships among asset classes.  The primary measure is the historical risk premium each asset class has delivered versus the return on 10-year U.S. Treasury Notes.  This historical risk premium is then added to the current yield on 10-year U.S. Treasury Notes.  Additional analysis is performed to measure the expected range of returns, as well as worst-case and best-case scenarios.  Based on the current low interest rate environment, current rate-of-return expectations are lower than the nominal returns generated over the past 20 years when interest rates were generally much higher.

Idaho Power’s asset modeling process also utilizes historical market returns to measure the portfolio’s exposure to a “worst-case” market scenario, to determine how much performance could vary from the expected “average” performance over various time periods.  This “worst-case” modeling, in addition to cash flow matching and diversification by asset class and investment style, provides the basis for managing the risk associated with investing portfolio assets. There were no transfers between levels or material changes in valuation techniques or inputs during the years ended December 31, 2013 and 2012.

Fair Value of Plan Assets:  Idaho Power classifies its pension plan and postretirement benefit plan investments using the three-level fair value hierarchy described in Note 16. The following table presents the fair value of the plans' investments by asset category (in thousands of dollars). If the inputs used to measure the securities fall within different levels of the hierarchy, the categorization is based on the lowest level input (Level 3 being the lowest) that is significant to the fair value measurement of the security.

	Level 1	Level 2	Level 3	Total
Assets at December 31, 2013
Pension plan assets:
Cash and cash equivalents	$33,030	$—	$—	$33,030
Short-term bonds	—	11,068	—	11,068
Long-term bonds	—	95,336	—	95,336
Equity Securities: Large-Cap	71,042	—	—	71,042
Equity Securities: Mid-Cap	23,346	23,112	—	46,458
Equity Securities: Small-Cap	48,998	—	—	48,998
Equity Securities: Micro-Cap	24,687	—	—	24,687
Equity Securities: International	19,128	74,908	—	94,036
Equity Securities: Emerging Markets	3,523	22,107	—	25,630
Equity Securities: Market Neutral	3,870	—	—	3,870
Real estate	—	—	28,019	28,019
Private market investments	—	—	33,709	33,709
Commodities funds	—	29,209	—	29,209
Total pension assets	$227,624	$255,740	$61,728	$545,092
Postretirement plan assets(1)	$75	$37,036	$—	$37,111

Assets at December 31, 2012
Pension plan assets:
Cash and cash equivalents	$7,628	$—	$—	$7,628
Short-term bonds	—	12,373	—	12,373
Long-term bonds	—	96,671	—	96,671
Equity Securities: Large-Cap	57,526	—	—	57,526
Equity Securities: Mid-Cap	19,944	16,780	—	36,724
Equity Securities: Small-Cap	36,409	—	—	36,409
Equity Securities: Micro-Cap	19,923	—	—	19,923
Equity Securities: International	19,461	59,142	—	78,603
Equity Securities: Emerging Markets	3,101	21,370	—	24,471
Equity Securities: Market Neutral	7,675	—	—	7,675
Real estate	—	—	27,874	27,874
Private market investments	—	—	30,507	30,507
Commodities funds	1,420	23,058	—	24,478
Total pension assets	$173,087	$229,394	$58,381	$460,862
Postretirement plan assets(1)	$325	$33,062	$—	$33,387

(1) The postretirement benefits assets are primarily life insurance contracts.

The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3):

	Private Equity	Real Estate	Total
Beginning balance - January 1, 2012	$27,786	$25,119	$52,905
Realized gains	95	742	837
Unrealized gains	1,387	1,271	2,658
Purchases	1,779	742	2,521
Sales	(540)	—	(540)
Ending balance - December 31, 2012	30,507	27,874	58,381
Realized gains	—	739	739
Unrealized gains	2,941	1,579	4,520
Purchases	89	4,726	4,815
Sales	—	(6,899)	(6,899)
Settlements	172	—	172
Ending balance - December 31, 2013	$33,709	$28,019	$61,728

Fair Value Measurement of Level 2 and Level 3 Plan Asset Inputs:

Level 2 Bonds, Equity Securities, and Level 2 Commodities: These investments represent U.S. government and agency bonds, corporate bonds, and commingled funds consisting of publicly traded equity securities or exchange-traded commodity contracts and other contractual claims to commodity holdings. The U.S. government and agency bonds, as well as the corporate bonds, are not traded on an exchange and are valued utilizing quoted prices for similar assets or liabilities in active markets. The commingled funds themselves are not publicly traded, and therefore no publicly quoted market price is readily available. The value of these investments is calculated by the custodian for the fund company on a monthly basis, and is based on market prices of the assets held by the commingled fund divided by the number of fund shares outstanding.

Level 2 Postretirement Assets: These assets represent an investment in a life insurance contract and are recorded at fair value, which is the cash surrender value, less any unpaid expenses. The cash surrender value of this insurance contract is contractually equal to the insurance contract's proportionate share of the market value of an associated investment account held by the insurer. The investments held by the insurer's investment account are all instruments traded on exchanges with readily determinable market prices.

Level 3 Real Estate: Real estate holdings represent investments in open-ended commingled real estate funds. As the property interests held in these real estate funds are not frequently traded, establishing the market value of the property interests held by the fund, and the resulting unit value of fund shareholders, is based on unobservable inputs including property appraisals by the fund company, property appraisals by independent appraisal firms, analysis of the replacement cost of the property, discounted cash flows generated by property rents and changes in property values, and comparisons with sale prices of similar properties in similar markets. These open-ended real estate funds also furnish annual audited financial statements that are also used to further validate the information provided.

Level 3 Private Market Investments: Private market investments represent two categories: fund of hedge funds and venture capital funds. These funds are valued by the fund company based on the estimated fair value of the underlying fund holdings divided by the fund shares outstanding. Some hedge fund strategies utilize securities with readily available market prices, while others utilize less liquid investment vehicles that are valued based on unobservable inputs including cost, operating results, recent funding activity, or comparisons with similar investment vehicles. Venture capital fund investments are valued by the fund company based on estimated fair value of the underlying fund holdings divided by the fund shares outstanding. Some venture capital investments have progressed to the point that they have readily available exchange-based market valuations. Early stage venture investments are valued based on unobservable inputs including cost, operating results, discounted cash flows, the price of recent funding events, or pending offers from other viable entities. These private market investments furnish annual audited financial statements that are also used to further validate the information provided.

The fair value of the Level 3 assets is determined based on pricing provided or reviewed by third-party vendors to our investment managers.   While the input amounts used by the pricing vendors in determining fair value are not provided, and therefore unavailable for Idaho Power's review, the asset results are reviewed and monitored to ensure the fair values are reasonable and in line with market experience in similar assets classes. Additionally, the audited financial statements of the funds are reviewed at the time they are issued.

Employee Savings Plan

Idaho Power has a defined contribution plan designed to comply with Section 401(k) of the Internal Revenue Code and that covers substantially all employees.  Idaho Power matches specified percentages of employee contributions to the plan.  Matching annual contributions were $7 million in both 2013 and 2012, and $6 million in 2011.

Post-employment Benefits

Idaho Power provides certain benefits to former or inactive employees, their beneficiaries, and covered dependents after employment but before retirement, in addition to the health care benefits required under the Consolidated Omnibus Budget Reconciliation Act.  These benefits include salary continuation, health care and life insurance for those employees found to be disabled under Idaho Power’s disability plans, and health care for surviving spouses and dependents.  Idaho Power accrues a liability for such benefits.  The post employment benefit amounts included in other deferred credits on IDACORP’s and Idaho Power’s consolidated balance sheets at December 31, 2013 and 2012 are $1.9 million and $2.6 million, respectively.

12.  PROPERTY, PLANT AND EQUIPMENT AND JOINTLY-OWNED PROJECTS

The following table presents the major classifications of Idaho Power’s utility plant in service, annual depreciation provisions as a percent of average depreciable balance, and accumulated provision for depreciation for the years 2013 and 2012 (in thousands of dollars):

	2013		2012
	Balance	Avg Rate	Balance	Avg Rate
Production	$2,272,381	2.47%	$2,217,334	2.36%
Transmission	974,697	2.01%	931,403	2.02%
Distribution	1,459,666	2.72%	1,411,740	2.89%
General and Other	373,658	5.91%	355,295	6.47%
Total in service	5,080,402	2.69%	4,915,772	2.75%
Accumulated provision for depreciation	(1,766,680)		(1,703,159)
In service - net	$3,313,722		$3,212,613

Idaho Power's ownership interest in three jointly-owned generating facilities is included in the table above.  Under the joint operating agreements for these facilities, each participating utility is responsible for financing its share of construction, operating, and leasing costs.  Idaho Power's proportionate share of operating expenses are included in the Consolidated Statements of Income. These jointly-owned facilities, including balance sheet amounts and the extent of Idaho Power’s participation, were as follows at December 31, 2013 (in thousands of dollars):

Name of Plant	Location	Utility Plant in Service	Construction Work in Progress	Accumulated Provision for Depreciation	Ownership %	MW(1)
Jim Bridger Units 1-4	Rock Springs, WY	$560,868	$12,151	$284,683	33	771
Boardman	Boardman, OR	79,963	2,846	58,806	10	64
Valmy Units 1 and 2	Winnemucca, NV	358,985	21,060	195,016	50	284

(1) Idaho Power’s share of nameplate capacity.

IERCo, Idaho Power’s wholly-owned subsidiary, is a joint venturer in BCC.  Idaho Power’s coal purchases from the joint venture were $79 million, $75 million, and $65 million in 2013, 2012, and 2011, respectively.

Idaho Power has contracts to purchase the energy from four PURPA qualified facilities that are 50 percent owned by Ida-West.  Idaho Power’s power purchases from these facilities were $9 million each year from 2011 to 2013.

See Note 1 for a discussion of the property of IDACORP’s consolidated VIE.

13.  ASSET RETIREMENT OBLIGATIONS (ARO)

The guidance relating to accounting for AROs requires that legal obligations associated with the retirement of property, plant and equipment be recognized as a liability at fair value when incurred and when a reasonable estimate of the fair value of the liability can be made.  Under the guidance, when a liability is initially recorded, the entity increases the carrying amount of the related long-lived asset to reflect the future retirement cost.  Over time, the liability is accreted to its estimated settlement value and paid, and the capitalized cost is depreciated over the useful life of the related asset.  If, at the end of the asset’s life, the recorded liability differs from the actual obligations paid, a gain or loss would be recognized.  As a rate-regulated entity, Idaho Power records regulatory assets or liabilities instead of accretion, depreciation, and gains or losses, as approved by the IPUC.  The regulatory assets recorded under this order do not earn a return on investment. Beginning June 1, 2012, accretion, depreciation, and gains or losses related to the Boardman generating facility have been exempted from such regulatory treatment as Idaho Power is now collecting amounts related to the decommissioning of Boardman in rates.

Idaho Power’s recorded AROs relate to the removal of polychlorinated biphenyl-contaminated equipment at its distribution facilities and the reclamation and removal costs at its jointly-owned coal-fired generation facilities.  In 2013, changes in estimates at its distribution facilities and at the coal-fired generation facilities resulted in a net increase of $2.7 million in the recorded AROs. The primary cause of the increase in the AROs in 2013 is an increased ARO for an evaporation pond at the Jim Bridger generating facility due to the identification of additional costs required to decommission the pond.

Idaho Power also has additional AROs associated with its transmission system, hydroelectric facilities, natural gas-fired generation facilities, and jointly owned coal-fired generation facilities; however, due to the indeterminate removal date, the fair value of the associated liabilities currently cannot be estimated and no amounts are recognized in the consolidated financial statements.

The regulated operations of Idaho Power also collect removal costs in rates for certain assets that do not have associated AROs.  Idaho Power is required to redesignate these removal costs as regulatory liabilities.  See Note 3 for the removal costs recorded as regulatory liabilities on IDACORP’s and Idaho Power’s consolidated balance sheets as of December 31, 2013 and 2012.

The following table presents the changes in the carrying amount of AROs (in thousands of dollars):

	2013	2012
Balance at beginning of year	$22,982	$21,367
Accretion expense	1,041	984
Revisions in estimated cash flows	2,722	1,416
Liability settled	(980)	(785)
Balance at end of year	$25,765	$22,982

14.  INVESTMENTS

The table below summarizes IDACORP’s and Idaho Power’s investments as of December 31 (in thousands of dollars).

	2013	2012
		as adjusted (Note 1)
Idaho Power investments:
Bridger Coal Company (equity method investment)	$88,990	$93,650
Available-for-sale equity securities	41,119	31,913
Executive deferred compensation plan investments	1,153	2,478
Other investments	1	2
Total Idaho Power investments	131,263	128,043
Investments in affordable housing (IDACORP Financial Services)	17,372	22,514
Ida-West joint ventures (equity method investments)	11,454	11,596
Total IDACORP investments	$160,089	$162,153

Equity Method Investments

Idaho Power, through its subsidiary IERCo, is a 33 percent owner of BCC.  Ida-West, through separate subsidiaries, owns 50 percent of three electric generation projects that are accounted for using the equity method:  South Forks Joint Venture; Hazelton/Wilson Joint Venture, and Snow Mountain Hydro LLC.  All projects are reviewed periodically for impairment.  The table below presents IDACORP’s and Idaho Power’s earnings (loss) of unconsolidated equity-method investments (in thousands of dollars).

	2013	2012	2011
		as adjusted (Note 1)
Bridger Coal Company (Idaho Power)	$10,242	$9,412	$9,018
Ida-West joint ventures	1,707	2,215	2,858
Other	(10)	(10)	(12)
Total	$11,939	$11,617	$11,864

Investments in Equity Securities

Investments in securities classified as available-for-sale securities are reported at fair value, using either specific identification or average cost to determine the cost for computing gains or losses.  Any unrealized gains or losses on available-for-sale securities are included in other comprehensive income.

The table below summarizes investments in equity securities as of December 31, 2013 and December 31, 2012 (in thousands of dollars).

	December 31, 2013			December 31, 2012
	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-sale securities	$—	$—	$41,119	$6,792	$—	$31,913

The following table summarizes sales of available-for-sale securities (in thousands of dollars):

	2013	2012	2011
Proceeds from sales	$25,661	$—	$—
Gross realized gains from sales	11,637	—	—
Gross realized losses from sales	—	—	—

At the end of each reporting period, IDACORP and Idaho Power analyze securities in loss positions to determine whether they have experienced a decline in market value that is considered other-than-temporary.  At December 31, 2013 and December 31, 2012, no securities were in an unrealized loss position.

Investments in Affordable Housing

IFS invests in affordable housing developments, which provide a return principally by reducing federal and state income taxes through tax credits and accelerated tax depreciation benefits. IFS has focused on a diversified approach to its investment strategy in order to limit both geographic and operational risk.  Over 90 percent of IFS’s investments have been made through syndicated funds. These investments cover 49 states, Puerto Rico, and the U.S. Virgin Islands.  The underlying investments include approximately 370 individual properties, of which all but four are administered through syndicated funds. IFS’s investment portfolio also includes historic rehabilitation projects such as the Empire Building in Boise, Idaho.

15.  DERIVATIVE FINANCIAL INSTRUMENTS

Commodity Price Risk

Idaho Power is exposed to market risk relating to electricity, natural gas, and other fuel commodity prices, all of which are heavily influenced by supply and demand.  Market risk may be influenced by market participants’ nonperformance of their contractual obligations and commitments, which affects the supply of or demand for the commodity.  Idaho Power uses derivative instruments, such as physical and financial forward contracts, for both electricity and fuel to manage the risks relating to these commodity price exposures.  The primary objectives of Idaho Power’s energy purchase and sale activity are to meet the demand of retail electric customers, maintain appropriate physical reserves to ensure reliability, and make economic use of temporary surpluses that may develop.

All of Idaho Power's derivative instruments have been entered into for the purpose of economically hedging forecasted purchases and sales, though none of these instruments have been designated as cash flow hedges under derivative accounting guidance. Idaho Power offsets fair value amounts recognized on its balance sheet and applies collateral related to derivative instruments executed with the same counterparty under the same master netting agreement. Idaho Power does not offset a counterparty's current derivative contracts with the counterparty's long-term derivative contracts, although Idaho Power's master netting arrangements would allow current and long-term positions to be offset in the event of default. Also, in the event of default, Idaho Power's master netting arrangements would allow for the offsetting of all transactions executed under the master netting arrangement. These types of transactions may include non-derivative instruments, derivatives qualifying for scope exceptions, receivables and payables arising from settled positions, and other forms of non-cash collateral (such as letters of credit). These types of transactions are excluded from the offsetting presented in the derivative fair value and offsetting table below.

The table below presents the gains and losses on derivatives not designated as hedging instruments for the years ended December 31, 2013 and 2012 (in thousands of dollars).

	Location of Gain/(Loss) on Derivatives Recognized in Income	Gain/(Loss) on Derivatives Recognized in Income(1)
		2013	2012	2011
Financial swaps	Off-system sales	$(2,637)	$15,104	$9,594
Financial swaps	Purchased power	947	(6,280)	(7,124)
Financial swaps	Fuel expense	731	(6,359)	501
Financial swaps	Other operations and maintenance	35	(302)	425
Forward contracts	Off-system sales	185	—	—
Forward contracts	Purchased power	(196)	—	—
Forward contracts	Fuel expense	217	(1,755)	—
(1) Excludes unrealized gains or losses derivatives, which are recorded on the balance sheet as regulatory assets or regulatory liabilities.

Settlement gains and losses on electricity swap contracts are recorded on the income statement in off-system sales or purchased power depending on the forecasted position being economically hedged by the derivative contract.  Settlement gains and losses on contracts for natural gas are reflected in fuel expense.  Settlement gains and losses on diesel derivatives are recorded in other operations and maintenance expense.  See Note 16 for additional information concerning the determination of fair value for Idaho Power’s assets and liabilities from price risk management activities.

Derivative Instruments Summary

The tables below presents the fair values and locations of derivative instruments not designated as hedging instruments recorded on the balance sheets and reconciles the gross amounts of derivatives recognized as assets and as liabilities to the net amounts presented in the balance sheets at December 31, 2013 and 2012 (in thousands of dollars).

		Asset Derivatives				Liability Derivatives
	Balance Sheet Location	Gross Fair Value	Amounts Offset		Net Assets	Gross Fair Value	Amounts Offset		Net Liabilities

December 31, 2013
Current:
Financial swaps	Other current assets	$1,451	$(175)		$1,276	$175	$(175)		$—
Financial swaps	Other current liabilities	373	(373)		—	1,975	(1,429)	(1)	546
Forward contracts	Other current assets	109	—		109	—	—		—
Forward contracts	Other current liabilities	—	—		—	26	—		26
Long-term:
Financial swaps	Other assets	189	(28)		161	28	(28)		—
Forward contracts	Other assets	126	—		126	—	—		—
Total		$2,248	$(576)		$1,672	$2,204	$(1,632)		$572
December 31, 2012
Current:
Financial swaps	Other current assets	$5,122	$(1,683)	(1)	$3,439	$978	$(978)		$—
Financial swaps	Other current liabilities	320	(320)		—	1,372	(319)		1,053
Forward contracts	Other current assets	155	(4)		151	4	(4)		—
Forward contracts	Other current liabilities	—	—		—	2	—		2
Long-term:
Financial swaps	Other assets	96	—		96	—	—		—
Forward contracts	Other assets	189	—		189	—	—		—
Total		$5,882	$(2,007)		$3,875	$2,356	$(1,301)		$1,055

(1) Current liability and current asset derivative amounts offset include $1.1 million and $0.7 million of collateral receivable and payable for the periods ending December 31, 2013 and 2012, respectively.

The table below presents the volumes of derivative commodity forward contracts and swaps outstanding at December 31, 2013 and 2012 (in thousands of units).

		December 31,
Commodity	Units	2013	2012
Electricity purchases	MWh	89	405
Electricity sales	MWh	603	1,374
Natural gas purchases	MMBtu	10,804	13,477
Natural gas sales	MMBtu	555	3,933
Diesel purchases	Gallons	906	834

Credit Risk

At December 31, 2013, Idaho Power did not have material credit risk exposure from financial instruments, including derivatives.  Idaho Power monitors credit risk exposure through reviews of counterparty credit quality, corporate-wide counterparty credit exposure, and corporate-wide counterparty concentration levels.  Idaho Power manages these risks by establishing appropriate credit and concentration limits on transactions with counterparties and requiring contractual guarantees, cash deposits, or letters of credit from counterparties or their affiliates, as deemed necessary.  Idaho Power’s physical power contracts are commonly under Western Systems Power Pool agreements, physical gas contracts are usually under North American Energy Standards Board contracts, and financial transactions are usually under International Swaps and Derivatives Association, Inc. contracts. These contracts contain adequate assurance clauses requiring collateralization if a counterparty has debt that is downgraded below investment grade by at least one rating agency.

Credit-Contingent Features

Certain of Idaho Power's derivative instruments contain provisions that require Idaho Power's unsecured debt to maintain an investment grade credit rating from Moody's Investors Service and Standard & Poor's Ratings Services.  If Idaho Power's unsecured debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions.  The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position at December 31, 2013, was $2.1 million.  Idaho Power posted $4.1 million cash collateral related to this amount.  If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2013, Idaho Power would have been required to post $10.0 million of cash collateral to its counterparties.

16.  FAIR VALUE MEASUREMENTS

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

IDACORP’s and Idaho Power’s assessment of the significance of a particular input to the fair value measurement requires judgment. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value of assets and liabilities and their placement within the fair value hierarchy.  An item recorded at fair value is reclassified between levels when changes in the nature of valuation inputs cause the item to no longer meet the criteria for the level in which it was previously categorized. There were no transfers between levels or material changes in valuation techniques or inputs during the years ended December 31, 2013 and 2012.

The table below presents information about IDACORP’s and Idaho Power’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012 (in thousands of dollars).

	December 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivatives	$1,437	$235	$—	$1,672	$2,201	$1,674	$—	$3,875
Money market funds	100	—	—	100	100	—	—	100
Trading securities: Equity securities	1,153	—	—	1,153	2,478	—	—	2,478
Available-for-sale securities: Equity securities	41,119	—	—	41,119	31,913	—	—	31,913
Liabilities:
Derivatives	$546	$26	$—	$572	$—	$1,055	$—	$1,055

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

The table below presents the carrying value and estimated fair value of financial instruments that are not reported at fair value, as of December 31, 2013 and 2012, using available market information and appropriate valuation methodologies.

	December 31, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(thousands of dollars)
IDACORP
Assets:
Notes receivable(1)	$3,472	$3,472	$3,097	$3,097
Liabilities:
Long-term debt(1)	1,616,322	1,600,248	1,537,696	1,819,213
Idaho Power
Liabilities:
Long-term debt(1)	$1,616,322	$1,600,248	$1,537,696	$1,819,213

(1) Notes receivable and long-term debt are categorized as Level 3 and Level 2, respectively, of the fair value hierarchy, as defined earlier in this Note 16.

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

17.  SEGMENT INFORMATION

IDACORP’s only reportable segment is utility operations.  The utility operations segment’s primary source of revenue is the regulated operations of Idaho Power.  Idaho Power’s regulated operations include the generation, transmission, distribution, purchase, and sale of electricity.  This segment also includes income from IERCo, a wholly-owned subsidiary of Idaho Power that is also subject to regulation and is a 33 percent owner of BCC, an unconsolidated joint venture.

IDACORP’s other operating segments are below the quantitative and qualitative thresholds for reportable segments and are included in the “All Other” category in the table below.  This category is comprised of IFS’s investments in affordable housing developments and historic rehabilitation projects, Ida-West’s joint venture investments in small hydroelectric generation projects, the remaining activities of IESCo, the successor to which wound down its energy marketing operations in 2003, and IDACORP’s holding company expenses.

The tables below summarize the segment information for IDACORP’s utility operations and the total of all other segments, and reconciles this information to total enterprise amounts (in thousands of dollars).

	Utility Operations	All Other	Eliminations	Consolidated Total
2013
Revenues	$1,243,098	$3,116	$—	$1,246,214
Operating income	291,691	51	—	291,742
Other income	29,288	152	—	29,440
Interest income	2,426	44	(39)	2,431
Equity-method income	10,242	1,697	—	11,939
Interest expense	80,646	425	(39)	81,032
Income before income taxes	253,001	1,519	—	254,520
Income tax expense (benefit)	76,260	(4,034)	—	72,226
Income attributable to IDACORP, Inc.	176,741	5,676	—	182,417
Total assets	5,266,411	109,541	(11,389)	5,364,563
Expenditures for long-lived assets	235,306	4	—	235,310

2012(1)
Revenues	$1,076,725	$3,937	$—	$1,080,662
Operating income	242,179	423	—	242,602
Other income	23,996	368	—	24,364
Interest income	1,980	380	(81)	2,279
Equity-method income	9,412	2,205	—	11,617
Interest expense	73,429	521	(81)	73,869
Income before income taxes	204,138	2,854	—	206,992
Income tax expense (benefit)	35,970	(2,165)	—	33,805
Income attributable to IDACORP, Inc.	168,168	4,846	—	173,014
Total assets	5,215,711	87,522	(11,943)	5,291,290
Expenditures for long-lived assets	239,761	27	—	239,788
2011(1)
Revenues	$1,022,728	$4,028	$—	$1,026,756
Operating income (loss)	155,470	(118)	—	155,352
Other income	27,772	30	—	27,802
Interest income	2,146	233	(76)	2,303
Equity-method income	9,018	2,846	—	11,864
Interest expense	71,055	547	(76)	71,526
Income before income taxes	123,351	2,444	—	125,795
Income tax expense (benefit)	(41,399)	(2,956)	—	(44,355)
Income attributable to IDACORP, Inc.	164,750	5,231	—	169,981
Total assets	4,856,839	87,388	(18,908)	4,925,319
Expenditures for long-lived assets	337,765	5	—	337,770
(1) All previously reported Equity-method income, Income before income taxes, Income tax expense (benefit), Income attributable to IDACORP, Inc., and Total assets have been adjusted to reflect the adoption of ASU 2014-01. See Note 1.

18.  OTHER INCOME AND EXPENSE

The following table presents the components of IDACORP’s Other income, net and Idaho Power's Other income (expense), net (in thousands of dollars):

IDACORP - Other income, net	2013	2012	2011
Investment income, net	$2,373	$2,280	$2,305
Carrying charges on regulatory assets	2,204	1,714	1,665
Gain on sale of investments	11,637	—	—
Other income	852	409	107
Life insurance proceeds, net of premiums	18	14	757
Other expenses	(71)	(208)	(213)
Total	$17,013	$4,209	$4,621
Idaho Power - Other income (expense), net
Investment income, net	$2,369	$1,980	$2,148
Carrying charges on regulatory assets	2,204	1,714	1,665
Gain on sale of investments	11,637	—	—
Other income	700	271	57
SMSP expense	(8,488)	(7,111)	(6,579)
Life insurance proceeds, net of premiums	18	14	757
Other expense	(2,668)	(1,850)	(2,510)
Total	$5,772	$(4,982)	$(4,462)

19. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income includes net income, unrealized holding gains and losses on available-for-sale marketable securities, and amounts related to the SMSP. The table below presents changes in components of accumulated other comprehensive income (AOCI), net of tax, during the years ended December 31, 2013, 2012, and 2011 (in thousands of dollars). Items in parentheses indicate reductions to AOCI.

	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Total
December 31, 2013
Balance at beginning of period	$4,136	$(21,252)	$(17,116)
Other comprehensive income before reclassifications	2,951	2,840	5,791
Amounts reclassified out of AOCI	(7,087)	1,859	(5,228)
Net current-period other comprehensive income	(4,136)	4,699	563
Balance at end of period	$—	$(16,553)	$(16,553)
December 31, 2012
Balance at beginning of period	$2,569	$(14,191)	$(11,622)
Other comprehensive income before reclassifications	1,567	(8,122)	(6,555)
Amounts reclassified out of AOCI	—	1,061	1,061
Net current-period other comprehensive income	1,567	(7,061)	(5,494)
Balance at end of period	$4,136	$(21,252)	$(17,116)
December 31, 2011
Balance at beginning of period	$2,969	$(12,537)	$(9,568)
Other comprehensive income before reclassifications	(400)	(2,589)	(2,989)
Amounts reclassified out of AOCI	—	935	935
Net current-period other comprehensive income	(400)	(1,654)	(2,054)
Balance at end of period	$2,569	$(14,191)	$(11,622)

The table below presents amounts reclassified out of components of AOCI and the income statement location of those amounts reclassified during the years ended December 31, 2013, 2012, and 2011 (in thousands of dollars). Items in parentheses indicate increases to net income.

	Amount Reclassified from AOCI
	Year Ended December 31,
	2013	2012	2011
Unrealized gains on available-for-sale securities
Realized gain on sale of securities(1)	$(11,637)	$—	$—
Total before tax	(11,637)	—	—
Tax benefit(2)	4,550	—	—
Net of tax	(7,087)	—	—

Amortization of defined benefit pension items(3)
Prior service cost	212	212	242
Net loss	2,839	1,530	1,293
Total before tax	3,051	1,742	1,535
Tax benefit(2)	(1,192)	(681)	(600)
Net of tax	1,859	1,061	935
Total reclassification for the period	$(5,228)	$1,061	$935

(1) The realized gain is included in IDACORP's consolidated income statement in other income, net and in Idaho Power's consolidated income statements in other income (expense), net.
(2) The tax benefit is included in income tax expense (benefit) in the consolidated income statements of both IDACORP and Idaho Power.
(3) Amortization of these items is included in IDACORP's consolidated income statements in other operating expenses and in Idaho Power's consolidated income statements in other expense, net.

20.  RELATED PARTY TRANSACTIONS

IDACORP: Idaho Power performs corporate functions such as financial, legal, and management services for IDACORP and its subsidiaries.  Idaho Power charges IDACORP for the costs of these services based on service agreements and other specifically identified costs.  For these services Idaho Power billed IDACORP $1.0 million in 2013, and $0.8 million in both 2012 and 2011.

Ida-West: Idaho Power purchases all of the power generated by four of Ida-West’s hydroelectric projects located in Idaho.  Idaho Power paid $9 million to Ida-West in each year from 2011 to 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
IDACORP, Inc.
Boise, Idaho

We have audited the accompanying consolidated balance sheets of IDACORP, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013.  Our audits also included the financial statement schedules listed in the Index at Item 8.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of IDACORP, Inc. and subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for investments in qualified affordable housing projects due to the adoption of Accounting Standards Update No. 2014-01, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boise, Idaho
February 20, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Idaho Power Company
Boise, Idaho

We have audited the accompanying consolidated balance sheets of Idaho Power Company and subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, retained earnings, and cash flows for each of the three years in the period ended December 31, 2013.  Our audits also included the financial statement schedule listed in the Index at Item 8.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Idaho Power Company and subsidiary at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boise, Idaho
February 20, 2014

SUPPLEMENTAL FINANCIAL INFORMATION, UNAUDITED

QUARTERLY FINANCIAL DATA

The following unaudited information is presented for each quarter of 2013 and 2012 (in thousands of dollars, except for per share amounts).  In the opinion of each company, all adjustments necessary for a fair statement of such amounts for such periods have been included.  As more fully discussed in Note 1 to the Consolidated Financial Statements, IDACORP adopted ASU 2014-01, Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects, which permits an accounting policy election to account for investments in qualified affordable housing projects using the proportional amortization method. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  Accordingly, earnings information for any three-month period should not be considered as a basis for estimating operating results for a full fiscal year.  Amounts are based upon quarterly statements and the sum of the quarters may not equal the annual amount reported (in thousands of dollars, except for per share amounts).

	Quarter Ended
	March 31	June 30	September 30	December 31
IDACORP, Inc.(1)
2013
Revenues	$264,928	$303,948	$381,107	$296,230
Operating income	59,433	79,406	115,559	37,343
Net income	35,041	46,639	73,104	27,509
Net income attributable to IDACORP, Inc.	35,194	46,502	73,119	27,602
Basic earnings per share	0.70	0.93	1.46	0.55
Diluted earnings per share	0.70	0.93	1.46	0.55
2012
Revenues	$241,140	$254,701	$334,019	$250,801
Operating income	39,860	56,474	109,277	36,991
Net income	25,685	36,296	93,373	17,836
Net income attributable to IDACORP, Inc.	25,797	36,159	93,178	17,882
Basic earnings per share	0.52	0.72	1.86	0.36
Diluted earnings per share	0.52	0.72	1.86	0.36
Idaho Power Company
2013
Revenues	$264,368	$302,856	$380,304	$295,569
Income from operations	62,719	81,954	118,215	39,886
Net income	34,046	44,983	70,302	27,411
2012
Revenues	$240,483	$253,547	$332,757	$249,938
Income from operations	42,814	58,478	111,083	38,329
Net income	25,819	34,709	89,596	18,043
(1) All previously reported IDACORP, Inc. Net income, Net income attributable to IDACORP, Inc., and Basic and Diluted earnings per share amounts have been adjusted to reflect the adoption of ASU 2014-01. See Note 1 to the consolidated financial statements included in this report.

The following is a summary of the line items impacted as a result of IDACORP's adoption of ASU 2014-01 for IDACORP's previously reported unaudited quarterly financial information for the periods presented.

Condensed Consolidated Statements of Income

	Quarter Ended March 31,
	2013			2012
	As Originally Reported	As Currently Reported	Effect of Adoption of ASU 2014-01	As Originally Reported	As Currently Reported	Effect of Adoption of ASU 2014-01
Earnings of Unconsolidated Equity-Method Investments	$107	$2,700	$2,593	$1,419	$4,130	$2,711
Income Before Income Taxes	44,491	47,084	2,593	33,151	35,862	2,711
Income Tax Expense	11,111	12,043	932	8,333	10,177	1,844
Net Income	33,380	35,041	1,661	24,818	25,685	867
Net Income Attributable to IDACORP, Inc.	33,533	35,194	1,661	24,930	25,797	867
Earnings Per Share of Common Stock
Earnings Attributable to IDACORP, Inc. - Basic	0.67	0.70	0.03	0.50	0.52	0.02
Earnings Attributable to IDACORP, Inc. - Diluted	0.67	0.70	0.03	0.50	0.52	0.02

	Quarter Ended June 30,
	2013			2012
(Losses) Earnings of Unconsolidated Equity-Method Investments	$(2,293)	$442	$2,735	$(1,928)	$768	$2,696
Income Before Income Taxes	61,580	64,315	2,735	46,007	48,703	2,696
Income Tax Expense	15,930	17,676	1,746	10,569	12,407	1,838
Net Income	45,650	46,639	989	35,438	36,296	858
Net Income Attributable to IDACORP, Inc.	45,513	46,502	989	35,301	36,159	858
Earnings Per Share of Common Stock
Earnings Attributable to IDACORP, Inc. - Basic	0.91	0.93	0.02	0.71	0.72	0.01
Earnings Attributable to IDACORP, Inc. - Diluted	0.91	0.93	0.02	0.71	0.72	0.01

	Quarter Ended September 30,
	2013			2012
Earnings of Unconsolidated Equity-Method Investments	$2,758	$6,261	$3,503	$1,304	$4,212	$2,908
Income Before Income Taxes	102,823	106,326	3,503	96,174	99,082	2,908
Income Tax Expense	31,088	33,222	2,134	3,910	5,709	1,799
Net Income	71,735	73,104	1,369	92,264	93,373	1,109
Net Income Attributable to IDACORP, Inc.	71,750	73,119	1,369	92,069	93,178	1,109
Earnings Per Share of Common Stock
Earnings Attributable to IDACORP, Inc. - Basic	1.43	1.46	0.03	1.84	1.86	0.02
Earnings Attributable to IDACORP, Inc. - Diluted	1.43	1.46	0.03	1.84	1.86	0.02

Condensed Consolidated Statements of Income (continued)

	Quarter Ended December 31,
	2012
Net Income	$16,416	$17,836	$1,420
Net Income Attributable to IDACORP, Inc.	16,462	17,882	1,420
Earnings Per Share of Common Stock
Earnings Attributable to IDACORP, Inc. - Basic	0.33	0.36	0.03
Earnings Attributable to IDACORP, Inc. - Diluted	0.33	0.36	0.03

Condensed Consolidated Statements of Comprehensive Income

	Quarter Ended March 31,
	2013			2012
	As Originally Reported	As Currently Reported	Effect of Adoption of ASU 2014-01	As Originally Reported	As Currently Reported	Effect of Adoption of ASU 2014-01
Net Income	$33,380	$35,041	$1,661	$24,818	$25,685	$867
Total Comprehensive Income	35,026	36,687	1,661	26,445	27,312	867
Comprehensive Income Attributable to IDACORP, Inc.	35,179	36,840	1,661	26,557	27,424	867

	Quarter Ended June 30,
	2013			2012
Net Income	$45,650	$46,639	$989	$35,438	$36,296	$858
Total Comprehensive Income	46,374	47,363	989	35,167	36,025	858
Comprehensive Income Attributable to IDACORP, Inc.	46,237	47,226	989	35,030	35,888	858

	Quarter Ended September 30,
	2013			2012
Net Income	$71,735	$73,104	$1,369	$92,264	$93,373	$1,109
Total Comprehensive Income	73,042	74,411	1,369	93,211	94,320	1,109
Comprehensive Income Attributable to IDACORP, Inc.	73,057	74,426	1,369	93,016	94,125	1,109

Condensed Consolidated Balance Sheets

	Quarter Ended March 31, 2013			Quarter Ended June 30, 2013
	As Originally Reported	As Currently Reported	Effect of Adoption of ASU 2014-01	As Originally Reported	As Currently Reported	Effect of Adoption of ASU 2014-01
Investments	$181,255	$155,790	$(25,465)	$178,305	$154,482	$(23,823)
Total Assets	5,315,844	5,290,379	(25,465)	5,488,684	5,464,861	(23,823)
Deferred income taxes - other liabilities	892,356	882,216	(10,140)	904,306	894,819	(9,487)
Retained earnings	955,409	940,084	(15,325)	981,822	967,486	(14,336)
Total Liabilities and Equity	5,315,844	5,290,379	(25,465)	5,488,684	5,464,861	(23,823)

	Quarter Ended September 30, 2013
Investments	$174,749	$153,202	$(21,547)
Total Assets	5,591,118	5,569,571	(21,547)
Deferred income taxes - other liabilities	938,162	929,581	(8,581)
Retained earnings	1,034,472	1,021,506	(12,966)
Total Liabilities and Equity	5,591,118	5,569,571	(21,547)

Condensed Consolidated Statements of Cash Flows

	Three months ended March 31, 2013			Six months ended June 30, 2013
	As Originally Reported	As Currently Reported	Effect of Adoption of ASU 2014-01	As Originally Reported	As Currently Reported	Effect of Adoption of ASU 2014-01
Net income	$33,380	$35,041	$1,661	$79,030	$81,680	$2,650
Deferred income taxes and investment tax credits	10,478	11,410	932	15,069	17,747	2,678
(Earnings) losses of unconsolidated equity-method investments	(107)	(2,700)	(2,593)	2,187	(3,141)	(5,328)

	Nine months ended September 30, 2013
Net income	$150,765	$154,785	$4,020
Deferred income taxes and investment tax credits	42,079	46,890	4,811
(Earnings) losses of unconsolidated equity-method investments	(571)	(9,402)	(8,831)

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures - IDACORP, Inc.

The Chief Executive Officer and Chief Financial Officer of IDACORP, Inc., based on their evaluation of IDACORP, Inc.’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2013, have concluded that IDACORP, Inc.’s disclosure controls and procedures are effective as of that date.

Internal Control Over Financial Reporting - IDACORP, Inc.

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

IDACORP’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2013.  In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992).

Based on its assessment, management concluded that, as of December 31, 2013, IDACORP’s internal control over financial reporting is effective based on those criteria.

IDACORP’s independent registered public accounting firm has audited the financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2013 and issued a report, which appears on the next page and expresses an unqualified opinion on the effectiveness of IDACORP’s internal control over financial reporting as of December 31, 2013.

February 20, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
IDACORP, Inc.
Boise, Idaho

We have audited the internal control over financial reporting of IDACORP, Inc. and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2013 of the Company and our report dated February 20, 2014 expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the Company's change in the method of accounting for investments in qualified affordable housing projects.

/s/ DELOITTE & TOUCHE LLP

Boise, Idaho
February 20, 2014

Disclosure Controls and Procedures - Idaho Power Company

The Chief Executive Officer and Chief Financial Officer of Idaho Power Company, based on their evaluation of Idaho Power Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2013, have concluded that Idaho Power Company's disclosure controls and procedures are effective as of that date.

Internal Control Over Financial Reporting - Idaho Power Company

Management’s Annual Report on Internal Control Over Financial Reporting

The management of Idaho Power Company (Idaho Power) is responsible for establishing and maintaining adequate internal control over financial reporting of Idaho Power.  Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

Idaho Power’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2013.  In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992).

Based on its assessment, management concluded that, as of December 31, 2013, Idaho Power’s internal control over financial reporting is effective based on those criteria.

Idaho Power’s independent registered public accounting firm has audited the financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2013 and issued a report which appears on the next page and expresses an unqualified opinion on the effectiveness of Idaho Power’s internal control over financial reporting as of December 31, 2013.

February 20, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Idaho Power Company
Boise, Idaho

We have audited the internal control over financial reporting of Idaho Power Company and subsidiary (the “Company”) as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated February 20, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Boise, Idaho
February 20, 2014

Changes in Internal Control Over Financial Reporting - IDACORP, Inc. and Idaho Power Company

There have been no changes in IDACORP, Inc.’s or Idaho Power Company’s internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, IDACORP, Inc.’s or Idaho Power Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The portions of IDACORP’s definitive proxy statement appearing under the captions “Proposal No. 1:  Election of Directors - Nominees for Election - One-Year Term to Expire in 2015,” “Information About Continuing Directors - Terms to Expire in 2015 (One-Year Terms Thereafter),” “Information About Our Retiring Director - Term to Expire Immediately Prior to the 2014 Annual Meeting,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board of Directors - Committees of the Board of Directors - Audit Committee,” “Corporate Governance Principles and Practices - Codes of Business Conduct,” and "Corporate Governance Principles and Practices - Certain Relationships and Related Transactions - Related Person Transactions in 2013" to be filed pursuant to Regulation 14A for the 2014 annual meeting of shareholders are hereby incorporated by reference.

Information regarding IDACORP’s executive officers required by this item appears in Item 1 of this report under “Executive Officers of the Registrants.”

ITEM 11.  EXECUTIVE COMPENSATION

The portion of IDACORP’s definitive proxy statement appearing under the caption “Executive Compensation” to be filed pursuant to Regulation 14A for the 2014 annual meeting of shareholders is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The portion of IDACORP’s definitive proxy statement appearing under the caption “Security Ownership of Directors, Executive Officers, and Five-Percent Shareholders” to be filed pursuant to Regulation 14A for the 2014 annual meeting of shareholders is hereby incorporated by reference.

The table below includes information as of December 31, 2013 with respect to equity compensation plans where equity securities of IDACORP may be issued.  These plans are the 1994 Restricted Stock Plan (RSP) and the IDACORP 2000 Long-Term Incentive and Compensation Plan (LTICP).

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders(1)	6,440	$30.34	1,267,775	(2)
Equity compensation plans not approved by shareholders	—	$—	—
Total	6,440	$30.34	1,267,775

(1) Consists of the RSP and the LTICP.
(2) In addition to being available for future issuance upon exercise of  options, 1,251,979 shares under the LTICP may instead be issued in connection with stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, or other equity-based awards as of December 31, 2013.  15,796 shares remain available for future issuance under the RSP. The number of shares listed in this column excludes (i) issued but unvested performance-based restricted shares assuming achievement of the target level of performance, and (ii) issued but unvested time-based restricted shares, in both cases issued pursuant to the RSP and LTICP and unvested as of December 31, 2013.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The portions of IDACORP’s definitive proxy statement appearing under the captions “Certain Relationships and Related Transactions” and “Corporate Governance Principles and Practices – Director Independence and Executive Sessions” to be filed pursuant to Regulation 14A for the 2014 annual meeting of shareholders are hereby incorporated by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

IDACORP: The portion of IDACORP’s definitive proxy statement appearing under the caption “Independent Accountant Billings” in the proxy statement to be filed pursuant to Regulation 14A for the 2014 annual meeting of shareholders is hereby incorporated by reference.

Idaho Power: The table below presents the aggregate fees our principal independent registered public accounting firm, Deloitte & Touche LLP, billed or is expected to bill to Idaho Power for the fiscal years ended December 31, 2013 and 2012:

	2013	2012
Audit fees	$1,223,220	$1,156,589
Audit-related fees(1)	93,200	93,700
Tax fees(2)	54,016	43,236
All other fees(3)	2,200	2,200
Total	$1,372,636	$1,295,725

(1) Audits of Idaho Power’s benefit plans and compliance audit for the U.S. Department of Energy Smart Grid Investment Grant Program.
(2) Includes fees for benefit plan tax returns and consultation related to tax planning.
(3) Accounting research tool subscription.

Policy on Audit Committee Pre-Approval:

Idaho Power and the Audit Committee are committed to ensuring the independence of the independent registered public accounting firm, both in fact and in appearance.  In this regard, the Audit Committee has established and periodically reviews a pre-approval policy for audit and non-audit services.  For 2012 and 2013, all audit and non-audit services and all fees paid in connection with those services were pre-approved by the Audit Committee.

In addition to the audits of Idaho Power’s consolidated financial statements, the independent public accounting firm may be engaged to provide certain audit-related, tax, and other services.  The Audit Committee must pre-approve all services performed by the independent public accounting firm to assure that the provision of those services does not impair the public accounting firm’s independence.  The services that the Audit Committee will consider include: audit services such as attest services, changes in the scope of the audit of the financial statements, and the issuance of comfort letters and consents in connection with financings; audit-related services such as internal control reviews and assistance with internal control reporting requirements; attest services related to financial reporting that are not required by statute or regulation, and accounting consultations and audits related to proposed transactions and new or proposed accounting rules, standards and interpretations; and tax compliance and planning services.  Unless a type of service to be provided by the independent public accounting firm has received general pre-approval, it will require specific pre-approval by the Audit Committee.  In addition, any proposed services exceeding pre-approved cost levels will require specific pre-approval by the Audit Committee.  Under the pre-approval policy, the Audit Committee has delegated to the Chairman of the Audit Committee pre-approval authority for proposed services; however, the Chairman must report any pre-approval decisions to the Audit Committee at its next scheduled meeting.

Any request to engage the independent public accounting firm to provide a service which has not received general pre-approval must be submitted as a written proposal to Idaho Power’s Chief Financial Officer with a copy to the General Counsel.  The request must include a detailed description of the service to be provided, the proposed fee, and the business reasons for engaging the independent public accounting firm to provide the service.  Upon approval by the Chief Financial Officer, the General Counsel, and the independent public accounting firm that the proposed engagement complies with the terms of the pre-approval policy and the applicable rules and regulations, the request will be presented to the Audit Committee or the Committee Chairman, as the case may be, for pre-approval.

In determining whether to pre-approve the engagement of the independent public accounting firm, the Audit Committee or the Committee Chairman, as the case may be, must consider, among other things, the pre-approval policy, applicable rules and regulations, and whether the nature of the engagement and the related fees are consistent with the following principles:

•       the independent public accounting firm cannot function in the role of management of Idaho Power; and
•       the independent public accounting firm cannot audit its own work.

The pre-approval policy and separate supplements to the pre-approval policy describe the specific audit, audit related, tax, and other services that have the general pre-approval of the Audit Committee.  The term of any pre-approval is 12 months from the date of pre-approval, unless the Audit Committee specifically provides for a different period.  The Audit Committee will periodically revise the list of pre-approved services, based on subsequent determinations.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) and (2)  Please refer to Part II, Item 8 - “Financial Statements and Supplementary Data” for a complete listing of all consolidated financial statements and financial statement schedules.

(3)  Exhibits.

Note Regarding Reliance on Statements in Agreements: The agreements filed as exhibits to this Annual Report on Form 10-K are filed to provide information regarding their terms and are not intended to provide any other factual or disclosure information about IDACORP, Inc., Idaho Power Company, or the other parties to the agreements.  Some of the agreements contain statements, representations, and warranties by each of the parties to the applicable agreement.  These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (a) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties to the agreement if those statements prove to be inaccurate; (b) have been qualified by disclosures that were made to the other party, which disclosures are not necessarily reflected in the agreement; (c) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (d) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, readers should not rely upon the statements, representations, or warranties made in the agreements.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith
2	Agreement and Plan of Exchange between IDACORP, Inc. and Idaho Power Company, dated as of February 2, 1998	S-4	333-48031	A	3/16/1998
3.1	Restated Articles of Incorporation of Idaho Power Company as filed with the Secretary of State of Idaho on June 30, 1989	S-3 Post-Effective Amend. No. 2	33-00440	4(a)(xiii)	6/30/1989
3.2
Statement of Resolution Establishing Terms of Flexible Auction Series A, Serial Preferred Stock, Without Par Value (cumulative stated value of $100,000 per share) of Idaho Power Company, as filed with the Secretary of State of Idaho on November 5, 1991
		S-3	33-65720	4(a)(ii)	7/7/1993
3.3
Statement of Resolution Establishing Terms of 7.07% Serial Preferred Stock, Without Par Value (cumulative stated value of $100 per share) of Idaho Power Company, as filed with the Secretary of State of Idaho on June 30, 1993
		S-3	33-65720	4(a)(iii)	7/7/1993
3.4	Articles of Share Exchange, as filed with the Secretary of State of Idaho on September 29, 1998	S-8 Post-Effective Amend. No. 1	33-56071-99	3(d)	10/1/1998
3.5	Articles of Amendment to Restated Articles of Incorporation of Idaho Power Company, as filed with the Secretary of State of Idaho on June 15, 2000	10-Q	1-3198	3(a)(iii)	8/4/2000
3.6	Articles of Amendment to Restated Articles of Incorporation of Idaho Power Company, as filed with the Secretary of State of Idaho on January 21, 2005	8-K	1-3198	3.3	1/26/2005
3.7	Articles of Amendment to Restated Articles of Incorporation of Idaho Power Company, as amended, as filed with the Secretary of State of Idaho on November 19, 2007	8-K	1-3198	3.3	11/19/2007
3.8	Articles of Amendment to Restated Articles of Incorporation of Idaho Power Company, as amended, as filed with the Secretary of State of Idaho on May 18, 2012	8-K	1-3198	3.14	5/21/2012
3.9	Amended Bylaws of Idaho Power Company, amended on November 15, 2007 and presently in effect	8-K	1-3198	3.2	11/19/2007
3.10	Articles of Incorporation of IDACORP, Inc.	S-3	333-64737	3.1	11/4/1998
3.11	Articles of Amendment to Articles of Incorporation of IDACORP, Inc. as filed with the Secretary of State of Idaho on March 9, 1998	S-3 Amend. No. 1	333-64737	3.2	11/4/1998
3.12	Articles of Amendment to Articles of Incorporation of IDACORP, Inc. creating A Series Preferred Stock, without par value, as filed with the Secretary of State of Idaho on September 17, 1998	S-3 Post-Effective Amend. No. 1	333-00139-99	3(b)	9/22/1998
3.13	Articles of Amendment to Articles of Incorporation of IDACORP, Inc., as amended, as filed with the Secretary of State of Idaho on May 18, 2012	8-K	1-14465	3.13	5/21/2012
3.14	Amended Bylaws of IDACORP, Inc., amended on November 15, 2007 and presently in effect	8-K	1-14465	3.1	11/19/2007
4.1	Mortgage and Deed of Trust, dated as of October 1, 1937, between Idaho Power Company and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company) and R. G. Page, as Trustees		2-3413	B-2
4.2	Idaho Power Company Supplemental Indentures to Mortgage and Deed of Trust:
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
File number 2-13689, as Exhibit 4-K, Ninth, November 15, 1957
File number 2-14245, as Exhibit 4-L, Tenth, April 1, 1958
File number 2-14366, as Exhibit 2-L, Eleventh, October 15, 1958
File number 2-14935, as Exhibit 4-N, Twelfth, May 15, 1959
File number 2-18976, as Exhibit 4-O, Thirteenth, November 15, 1960
File number 2-18977, as Exhibit 4-Q, Fourteenth, November 1, 1961
File number 2-22988, as Exhibit 4-B-16, Fifteenth, September 15, 1964
File number 2-24578, as Exhibit 4-B-17, Sixteenth, April 1, 1966
File number 2-25479, as Exhibit 4-B-18, Seventeenth, October 1, 1966
File number 2-45260, as Exhibit 2(c), Eighteenth, September 1, 1972
File number 2-49854, as Exhibit 2(c), Nineteenth, January 15, 1974
File number 2-51722, as Exhibit 2(c)(i), Twentieth, August 1, 1974
File number 2-51722, as Exhibit 2(c)(ii), Twenty-first, October 15, 1974
File number 2-57374, as Exhibit 2(c), Twenty-second, November 15, 1976
File number 2-62035, as Exhibit 2(c), Twenty-third, August 15, 1978
File number 33-34222, as Exhibit 4(d)(iii), Twenty-fourth, September 1, 1979
File number 33-34222, as Exhibit 4(d)(iv), Twenty-fifth, November 1, 1981
File number 33-34222, as Exhibit 4(d)(v), Twenty-sixth, May 1, 1982
File number 33-34222, as Exhibit 4(d)(vi), Twenty-seventh, May 1, 1986
File number 33-00440, as Exhibit 4(c)(iv), Twenty-eighth, June 30, 1989
File number 33-34222, as Exhibit 4(d)(vii), Twenty-ninth, January 1, 1990
File number 33-65720, as Exhibit 4(d)(iii), Thirtieth, January 1, 1991
File number 33-65720, as Exhibit 4(d)(iv), Thirty-first, August 15, 1991
File number 33-65720, as Exhibit 4(d)(v), Thirty-second, March 15, 1992
File number 33-65720, as Exhibit 4(d)(vi), Thirty-third, April 1, 1993
File number 1-3198, Form 8-K, filed on 12/20/93, as Exhibit 4, Thirty-fourth, December 1, 1993
File number 1-3198, Form 8-K, filed on 11/21/00, as Exhibit 4, Thirty-fifth, November 1, 2000
File number 1-3198, Form 8-K, filed on 10/1/01, as Exhibit 4, Thirty-sixth, October 1, 2001
File number 1-3198, Form 8-K, filed on 4/16/03, as Exhibit 4, Thirty-seventh, April 1, 2003
File number 1-3198, Form 10-Q for the quarter ended June 30, 2003, filed on 8/7/03, as Exhibit 4(a)(iii), Thirty-eighth, May 15, 2003
File number 1-3198, Form 10-Q for the quarter ended September 30, 2003, filed on 11/6/03, as Exhibit 4(a)(iv), Thirty-ninth, October 1, 2003
File number 1-3198, Form 8-K filed on 5/10/05, as Exhibit 4, Fortieth, May 1, 2005
File number 1-3198, Form 8-K filed on 10/10/06, as Exhibit 4, Forty-first, October 1, 2006
File number 1-3198, Form 8-K filed on 6/4/07, as Exhibit 4, Forty-second, May 1, 2007
File number 1-3198, Form 8-K filed on 9/26/07, as Exhibit 4, Forty-third, September 1, 2007
File number 1-3198, Form 8-K filed on 4/3/08, as Exhibit 4, Forty-fourth, April 1, 2008
File number 1-3198, Form 10-K filed on 2/23/10, as Exhibit 4.10, Forty-fifth, February 1, 2010
File number 1-3198, Form 8-K filed on 6/18/10, as Exhibit 4, Forty-sixth, June 1, 2010
File number 1-3198, Form 8-K filed on 7/12/2013, as Exhibit 4.1, Forty-seventh, July 1, 2013
4.3	Instruments relating to Idaho Power Company American Falls bond guarantee (see Exhibit 10.4)	10-Q	1-3198	4(b)	8/4/2000
4.4	Agreement of Idaho Power Company to furnish certain debt instruments	S-3	33-65720	4(f)	7/7/1993
4.5	Agreement of IDACORP, Inc. to furnish certain debt instruments	10-Q	1-14465	4(c)(ii)	11/6/2003
4.6	Agreement and Plan of Merger dated March 10, 1989, between Idaho Power Company, a Maine Corporation, and Idaho Power Migrating Corporation	S-3 Post-Effective Amend. No. 2	33-00440	2(a)(iii)	6/30/1989

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith
4.7	Indenture for Senior Debt Securities dated as of February 1, 2001, between IDACORP, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as trustee	8-K	1-14465	4.1	2/28/2001
4.8	First Supplemental Indenture dated as of February 1, 2001 to Indenture for Senior Debt Securities dated as of February 1, 2001 between IDACORP, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as trustee	8-K	1-14465	4.2	2/28/2001
4.9	Indenture for Debt Securities dated as of August 1, 2001 between Idaho Power Company and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as trustee	S-3	333-67748	4.13	8/16/2001
4.10	Idaho Power Company Instrument of Further Assurance relating to Mortgage and Deed of Trust, dated as of August 3, 2010	10-Q	1-3198	4.12	8/5/2010
10.1	Agreements, dated September 22, 1969, between Idaho Power Company and Pacific Power & Light Company, relating to the operation, construction, and ownership of the Jim Bridger Project		2-49584	5(b)
10.2	Amendment, dated February 1, 1974, relating to the agreement filed as Exhibit 10.1		2-51762	5(c)
10.3	Agreement, dated as of October 11, 1973, between Idaho Power Company and Pacific Power & Light Company		2-49584	5(c)
10.4
Guaranty Agreement, dated April 11, 2000, between Idaho Power Company and Bank One Trust Company, N.A., as Trustee, relating to $19,885,000 American Falls Replacement Dam Refinancing Bonds of the American Falls Reservoir District, Idaho
		10-Q	1-3198	10(c)	8/4/2000
10.5	Guaranty Agreement, dated as of August 30, 1974, between Idaho Power Company and Pacific Power & Light Company	S-7	2-62034	5(r)	6/30/1978
10.6	Letter Agreement, dated January 23, 1976, between Idaho Power Company and Portland General Electric Company		2-56513	5(i)
10.7
Agreement for Construction, Ownership and Operation of the Number One Boardman Station on Carty Reservoir, dated as of October 15, 1976, between Portland General Electric Company and Idaho Power Company
		S-7	2-62034	5(s)	6/30/1978
10.8	Amendment, dated September 30, 1977, relating to agreement filed as Exhibit 10.6	S-7	2-62034	5(t)	6/30/1978
10.9	Amendment, dated October 31, 1977, relating to agreement filed as Exhibit 10.6	S-7	2-62034	5(u)	6/30/1978
10.10	Amendment, dated January 23, 1978, relating to agreement filed as Exhibit 10.6	S-7	2-62034	5(v)	6/30/1978
10.11	Amendment, dated February 15, 1978, relating to agreement filed as Exhibit 10.6	S-7	2-62034	5(w)	6/30/1978
10.12	Amendment, dated September 1, 1979, relating to agreement filed as Exhibit 10.6	S-7	2-68574	5(x)	7/23/1980
10.13	Participation Agreement, dated September 1, 1979, relating to the sale and leaseback of coal handling facilities at the Number One Boardman Station on Carty Reservoir	S-7	2-68574	5(z)	7/23/1980
10.14	Agreements for the Operation, Construction and Ownership of the North Valmy Power Plant Project, dated December 12, 1978, between Sierra Pacific Power Company and Idaho Power Company	S-7	2-64910	5(y)	6/29/1979
10.15	Framework Agreement, dated October 1, 1984, between the State of Idaho and Idaho Power Company relating to Idaho Power Company's Swan Falls and Snake River water rights	S-3	33-65720	10(h)	7/7/1993
10.16	Agreement, dated October 25, 1984, between the State of Idaho and Idaho Power Company, relating to the agreement filed as Exhibit 10.15	S-3	33-65720	10(h)(i)	7/7/1993
10.17	Contract to Implement, dated October 25, 1984, between the State of Idaho and Idaho Power Company, relating to the agreement filed as Exhibit 10.15	S-3	33-65720	10(h)(ii)	7/7/1993

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith
10.18	Settlement Agreement, dated March 25, 2009, between the State of Idaho and Idaho Power Company relating to the agreement filed as Exhibit 10.15.	10-Q	1-14465	10.58	5/7/2009
10.19
Agreement Regarding the Ownership, Construction, Operation and Maintenance of the Milner Hydroelectric Project (FERC No. 2899), dated January 22, 1990, between Idaho Power Company and the Twin Falls Canal Company and the Northside Canal Company Limited
		S-3	33-65720	10(m)	7/7/1993
10.20	Hemingway Joint Ownership and Operating Agreement, dated May 3, 2010, by and between Idaho Power Company and PacifiCorp	10-Q	1-14465, 1-3198	10.70	8/5/2010
10.21	Populus Joint Ownership and Operating Agreement, dated May 3, 2010, by and between Idaho Power Company and PacifiCorp	10-Q	1-14465, 1-3198	10.71	8/5/2010
10.22[1]	Idaho Power Company Security Plan for Senior Management Employees I, amended and restated effective December 31, 2004, and as further amended November 20, 2008	10-K	1-14465, 1-3198	10.15	2/26/2009
10.23[1]	Amendment, dated September 19, 2012, to the Idaho Power Company Security Plan for Senior Management Employees I	10-Q	1-14465, 1-3198	10.62	11/1/2012
10.24[1]	Idaho Power Company Security Plan for Senior Management Employees II, effective January 1, 2005, as amended and restated November 30, 2011	10-K	1-14465, 1-3198	10.21	2/22/2012
10.25[1]	Amendment, dated September 19, 2012, to the Idaho Power Company Security Plan for Senior Management Employees II	10-Q	1-14465, 1-3198	10.63	11/1/2012
10.26[1]	Amendment, dated January 16, 2014, to the Idaho Power Company Security Plan for Senior Management Employees II					X
10.27[1]	IDACORP, Inc. Restricted Stock Plan, as amended and restated September 20, 2007	10-Q	1-14465, 1-3198	10(h)(iii)	10/31/2007
10.28[1]	IDACORP, Inc. Restricted Stock Plan - Form of Restricted Stock Agreement (time-vesting)	10-Q	1-14465, 1-3198	10(h)(vi)	11/2/2006
10.29[1]	IDACORP, Inc. Restricted Stock Plan - Form of Performance Stock Agreement (performance vesting)	10-Q	1-14465, 1-3198	10(h)(vii)	11/2/2006
10.30[1]	Idaho Power Company Security Plan for Board of Directors - a non-qualified deferred compensation plan, as amended and restated effective July 20, 2006	10-Q	1-14465, 1-3198	10(h)(viii)	11/2/2006
10.31[1]	IDACORP, Inc. Non-Employee Directors Stock Compensation Plan, as amended January 16, 2014					X
10.32[1]	Form of Officer Indemnification Agreement between IDACORP, Inc. and Officers of IDACORP, Inc. and Idaho Power Company, as amended July 20, 2006	10-Q	1-14465, 1-3198	10(h)(xix)	11/2/2006
10.33[1]	Form of Director Indemnification Agreement between IDACORP, Inc. and Directors of IDACORP, Inc., as amended July 20, 2006	10-Q	1-14465, 1-3198	10(h)(xx)	11/2/2006
10.34[1]	Form of Amended and Restated Change in Control Agreement between IDACORP, Inc. and Officers of IDACORP and Idaho Power Company (senior vice president and higher), approved November 20, 2008	10-K	1-14465, 1-3198	10.24	2/26/2009
10.35[1]	Form of Amended and Restated Change in Control Agreement between IDACORP, Inc. and Officers of IDACORP and Idaho Power Company (below senior vice president), approved November 20, 2008	10-K	1-14465, 1-3198	10.25	2/26/2009
10.36[1]	Form of Amended and Restated Change in Control Agreement between IDACORP, Inc. and Officers of IDACORP, Inc. and Idaho Power Company, approved March 17, 2010	8-K	1-14465, 1-3198	10.1	3/24/2010
10.37[1]	IDACORP, Inc. and/or Idaho Power Company Officers with Amended and Restated Change in Control Agreements chart, as of January 1, 2014					X
10.38[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan, as amended November 18, 2010	10-K	1-14465, 1-3198	10.33	2/23/2011
10.39[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Stock Option Award Agreement	10-Q	1-14465, 1-3198	10(h)(xvi)	11/2/2006

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith
10.40[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Restricted Stock Award Agreement (Time Vesting)	10-Q	1-14465, 1-3198	10(h)(xvii)	11/2/2006
10.41[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Performance Share Award Agreement (Performance with Two Goals)	10-Q	1-14465, 1-3198	10.69	5/5/2011
10.42[1]	IDACORP, Inc. Executive Incentive Plan, as amended and restated January 16, 2014					X
10.43[1]	Idaho Power Company Executive Deferred Compensation Plan, effective November 15, 2000, as amended November 20, 2008	10-K	1-14465, 1-3198	10.32	2/26/2009
10.44[1]	IDACORP, Inc. and Idaho Power Company Compensation for Non-Employee Directors of the Board of Directors, effective January 16, 2014					X
10.45[1]	Form of IDACORP, Inc. Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.46	2/26/2009
10.46[1]	Form of Letter Agreement to Amend Outstanding IDACORP, Inc. Director Deferred Compensation Agreement (November 16, 2008)	10-K	1-14465, 1-3198	10.47	2/26/2009
10.47[1]	Form of Amendment to IDACORP, Inc. Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.48	2/26/2009
10.48[1]	Form of Termination of IDACORP, Inc. Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.49	2/26/2009
10.49[1]	Form of Idaho Power Company Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.50	2/26/2009
10.50[1]	Form of Letter Agreement to Amend Outstanding Idaho Power Company Director Deferred Compensation Agreement (November 16, 2008)	10-K	1-14465, 1-3198	10.51	2/26/2009
10.51[1]	Form of Amendment to Idaho Power Company Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.52	2/26/2009
10.52[1]	Form of Termination of Idaho Power Company Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.53	2/26/2009
10.53[1]	Idaho Power Company Employee Savings Plan, as amended and restated as of January 1, 2010	10-K	1-14465, 1-3198	10.63	2/23/2010
10.54[1]	Amendment to the Idaho Power Company Employee Savings Plan, dated August 31, 2011	10-Q	1-14465, 1-3198	10.72	11/3/2011
10.55[1]	Amendment to the Idaho Power Company Employee Savings Plan, dated November 29, 2011	10-Q	1-14465, 1-3198	10.61	8/2/2012
10.56[1]	Third Amendment to the Idaho Power Company Employee Savings Plan, dated October 11, 2013	10-Q	1-14465, 1-3198	10.64	11/5/2013
10.57	Second Amended and Restated Credit Agreement, dated October 26, 2011, among IDACORP, Inc., various lenders, Wells Fargo Bank, National Association, as administrative agent, swingline lender, and LC issuer, JPMorgan Chase Bank, N.A., as syndication agent and LC issuer, KeyBank National Association and Union Bank, N.A., as documentation agents, and Wells Fargo Securities, LLC, J.P. Morgan Securities Inc., Keybanc Capital Markets, and Union Bank, N.A. as joint lead arrangers and joint book runners	8-K	1-14465	10.70	10/28/2011
10.58	First Extension Agreement, dated October 12, 2012, to the Second Amended and Restated Credit Agreement, dated October 26, 2011, filed as Exhibit 10.57	10-Q	1-14465	10.64	11/1/2012
10.59	Second Extension Agreement, dated October 8, 2013, to the Second Amended and Restated Credit Agreement, dated October 26, 2011, filed as Exhibit 10.57	10-Q	1-14465	10.62	11/5/2013

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith
10.60	Second Amended and Restated Credit Agreement, dated October 26, 2011, among Idaho Power Company, various lenders, Wells Fargo Bank, National Association, as administrative agent, swingline lender, and LC issuer, JPMorgan Chase Bank, N.A., as syndication agent and LC issuer, KeyBank National Association and Union Bank, N.A., as documentation agents, and Wells Fargo Securities, LLC, J.P. Morgan Securities Inc., Keybanc Capital Markets, and Union Bank, N.A. as joint lead arrangers and joint book runners	8-K	1-3198	10.71	10/28/2011
10.61	First Extension Agreement, dated October 12, 2012, to the Second Amended and Restated Credit Agreement, dated October 26, 2011, filed as Exhibit 10.60	10-Q	1-3198	10.65	11/1/2012
10.62	Second Extension Agreement, dated October 8, 2013, to the Second Amended and Restated Credit Agreement, dated October 26, 2011, filed as Exhibit 10.60	10-Q	1-3198	10.63	11/5/2013
10.63	Loan Agreement, dated October 1, 2006, between Sweetwater County, Wyoming and Idaho Power Company	8-K	1-3198	10.1	10/10/2006
10.64	Guaranty Agreement, dated February 10, 1992, between Idaho Power Company and New York Life Insurance Company, as Note Purchaser, relating to $11,700,000 Guaranteed Notes due 2017 of Milner Dam Inc.	S-3	33-65720	10(m)(i)	7/7/1993
12.1	IDACORP, Inc. Computation of Ratio of Earnings to Fixed Charges and Supplemental Ratio of Earnings to Fixed Charges					X
12.2	Idaho Power Company Computation of Ratio of Earnings to Fixed Charges and Supplemental Ratio of Earnings to Fixed Charges					X
21.1	Subsidiaries of IDACORP, Inc.	10-K	1-14465, 1-3198	21.1	2/21/2013
23.1	Consent of Registered Independent Accounting Firm					X
31.1	IDACORP, Inc. Rule 13a-14(a) CEO certification					X
31.2	IDACORP, Inc. Rule 13a-14(a) CFO certification					X
31.3	Idaho Power Rule 13a-14(a) CEO certification					X
31.4	Idaho Power Rule 13a-14(a) CFO certification					X
32.1	IDACORP, Inc. Section 1350 CEO certification					X
32.2	IDACORP, Inc. Section 1350 CFO certification					X
32.3	Idaho Power Section 1350 CEO certification					X
32.4	Idaho Power Section 1350 CFO certification					X
95.1	Mine Safety Disclosures					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

[1] Management contract or compensatory plan or arrangement

IDACORP, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2013	2012	2011
		as adjusted (Note 1)
	(thousands of dollars)
Income:
Equity in income of subsidiaries	$182,463	$172,844	$170,004
Investment income	3	295	161
Total income	182,466	173,139	170,165
Expenses:
Operating expenses	940	473	1,011
Interest expense	416	511	534
Other expenses	71	45	—
Total expenses	1,427	1,029	1,545
Income from Before Income Taxes	181,039	172,110	168,620
Income Tax Benefit	(1,378)	(904)	(1,361)
Net Income Attributable to IDACORP, Inc.	182,417	173,014	169,981
Other comprehensive loss (income)	563	(5,494)	(2,054)
Comprehensive Income Attributable to IDACORP, Inc.	$182,980	$167,520	$167,927

The accompanying note is an integral part of these statements.

IDACORP, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(thousands of dollars)
Operating Activities:
Net cash provided by operating activities	$96,391	$61,876	$74,618
Investing Activities:
Distributions from (contributions to) subsidiaries	2,282	(7,525)	(16,000)
Sale of investments	—	—	621
Net cash provided by (used in) investing activities	2,282	(7,525)	(15,379)
Financing Activities:
Issuance of common stock	255	4,882	17,501
Dividends on common stock	(78,832)	(68,928)	(59,668)
(Decrease) increase in short-term borrowings	(14,950)	15,500	(12,700)
Change in intercompany notes payable	647	(2,308)	(805)
Other	(431)	(3,147)	(1,612)
Net cash used in financing activities	(93,311)	(54,001)	(57,284)
Net increase in cash and cash equivalents	5,362	350	1,955
Cash and cash equivalents at beginning of year	3,536	3,186	1,231
Cash and cash equivalents at end of year	$8,898	$3,536	$3,186

The accompanying note is an integral part of these statements.

IDACORP, INC.
CONDENSED BALANCE SHEETS

	December 31,
	2013	2012
		as adjusted (Note 1)
Assets	(thousands of dollars)
Current Assets:
Cash and cash equivalents	$8,898	$3,536
Receivables	996	1,895
Income taxes receivable	2,044	—
Deferred income taxes	33,928	5,581
Other	117	119
Total current assets	45,983	11,131
Investment in subsidiaries	1,814,565	1,724,348
Other Assets:
Deferred income taxes	56,718	90,374
Other	385	457
Total other assets	57,103	90,831
Total assets	$1,917,651	$1,826,310
Liabilities and Shareholders’ Equity
Current Liabilities:
Notes payable	$54,750	$69,700
Accounts payable	4	6,042
Taxes accrued	—	1,352
Other	684	624
Total current liabilities	55,438	77,718
Other Liabilities:
Intercompany notes payable	9,822	4,840
Other	1,742	1,986
Total other liabilities	11,564	6,826
IDACORP, Inc. Shareholders’ Equity	1,850,649	1,741,766
Total Liabilities and Shareholders' Equity	$1,917,651	$1,826,310
The accompanying note is an integral part of these statements.

NOTE TO CONDENSED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

Pursuant to rules and regulations of the Securities and Exchange Commission, the unconsolidated condensed financial statements of IDACORP, Inc. do not reflect all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the 2013 Form 10-K, Part II, Item 8.

For the year ended December 31, 2013, IDACORP elected early adoption of ASU 2014-01, Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. IDACORP's comparative unconsolidated condensed financial statements of prior years have been adjusted to apply ASU 2014-01 retrospectively. The adoption of ASU 2014-01 is further discussed in Note 1 - “Summary of Significant Accounting Policies” to the consolidated financial statements included in Part II, Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2013.

Accounting for Subsidiaries: IDACORP has accounted for the earnings of its subsidiaries under the equity method of accounting in these unconsolidated condensed financial statements.  Included in net cash provided by operating activities in the condensed statements of cash flows are dividends of $91 million, $71 million, and $63 million that IDACORP subsidiaries paid to IDACORP in 2013, 2012, and 2011, respectively.

IDACORP, INC.
SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2013, 2012, and 2011

Column A	Column B	Column C		Column D	Column E
		Additions
			Charged
	Balance at	Charged	(Credited)		Balance at
	Beginning	to	to Other		End
Classification	of Year	Income	Accounts	Deductions(1)	of Year
	(thousands of dollars)
2013:
Reserves deducted from applicable assets
Reserve for uncollectible accounts	$1,873	$5,777	$(38)	$5,110	$2,502
Reserve for uncollectible notes	1,260	(375)	—	—	885
Other Reserves:
Rate refunds	—	398	—	—	398
Injuries and damages	5,480	913	—	4,722	1,671
2012:
Reserves deducted from applicable assets
Reserve for uncollectible accounts	$1,435	$4,524	$283	$4,369	$1,873
Reserve for uncollectible notes	2,743	(1,483)	—	—	1,260
Other Reserves:
Injuries and damages	1,925	4,481	—	926	5,480
2011:
Reserves deducted from applicable assets
Reserve for uncollectible accounts	$1,640	$4,277	$161	$4,643	$1,435
Reserve for uncollectible notes	3,190	(447)	—	—	2,743
Other Reserves:
Injuries and damages	1,882	783	—	740	1,925
Miscellaneous operating reserves	2,611	—	—	2,611	—
(1) Represents deductions from the reserves for purposes for which the reserves were created.  In the case of uncollectible accounts, and notes reserves, includes reversals of amounts previously written off.

IDAHO POWER COMPANY
SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2013, 2012, and 2011

Column A	Column B	Column C		Column D	Column E
		Additions
			Charged
	Balance at	Charged	(Credited)		Balance at
	Beginning	to	to Other		End
Classification	of Year	Income	Accounts	Deductions(1)	of Year
	(thousands of dollars)
2013:
Reserves deducted from applicable assets
Reserve for uncollectible accounts	$1,873	$5,777	$(38)	$5,110	$2,502
Other Reserves:
Rate refunds	—	398	—	—	398
Injuries and damages	5,480	913	—	4,722	1,671
2012:
Reserves deducted from applicable assets
Reserve for uncollectible accounts	$1,435	$4,524	$283	$4,369	$1,873
Other Reserves:
Injuries and damages	1,925	4,481	—	926	5,480
2011:
Reserves deducted from applicable assets
Reserve for uncollectible accounts	$1,640	$4,277	$161	$4,643	$1,435
Other Reserves:
Injuries and damages	1,882	783	—	740	1,925
Miscellaneous operating reserves	2,611	—	—	2,611	—

(1) Represents deductions from the reserves for purposes for which the reserves were created.  In the case of uncollectible accounts, includes reversals of amounts previously written off.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 20, 2014		IDACORP, INC.
Date
	By:	/s/ J. LaMont Keen
J. LaMont Keen
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert A. Tinstman	Chairman of the Board	February 20, 2014
Robert A. Tinstman

/s/ J. LaMont Keen	(Principal Executive Officer)	February 20, 2014
J. LaMont Keen
President and Chief Executive Officer and Director

/s/ Darrel T. Anderson	(Principal Financial Officer)	February 20, 2014
Darrel T. Anderson
Executive Vice President-Administrative
Services and Chief Financial Officer and
Director

/s/ Kenneth W. Petersen	(Principal Accounting Officer)	February 20, 2014
Kenneth W. Petersen
Vice President, Controller, and Chief Accounting Officer

/s/ C. Stephen Allred	Director	February 20, 2014
C. Stephen Allred

/s/ Richard J. Dahl	Director	February 20, 2014
Richard J. Dahl

/s/ Ronald W. Jibson	Director	February 20, 2014
Ronald W. Jibson

/s/ Judith A. Johansen	Director	February 20, 2014
Judith A. Johansen

/s/ Dennis L. Johnson	Director	February 20, 2014
Dennis L. Johnson

/s/ Christine King	Director	February 20, 2014
Christine King

/s/ Jan B. Packwood	Director	February 20, 2014
Jan B. Packwood

/s/ Joan H. Smith	Director	February 20, 2014
Joan H. Smith

/s/ Thomas J. Wilford	Director	February 20, 2014
Thomas J. Wilford

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 20, 2014		Idaho Power Company
Date
	By:	/s/ Darrel T. Anderson
Darrel T. Anderson
President and Chief Executive Officer
 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert A. Tinstman	Chairman of the Board	February 20, 2014
Robert A. Tinstman

/s/ Darrel T. Anderson	(Principal Executive Officer)	February 20, 2014
Darrel T. Anderson
President and Chief Executive Officer and Director

/s/ Steven R. Keen	(Principal Financial Officer)	February 20, 2014
Steven R. Keen
Senior Vice President, Chief Financial Officer, and Treasurer

/s/ Kenneth W. Petersen	(Principal Accounting Officer)	February 20, 2014
Kenneth W. Petersen
Vice President, Controller, and Chief Accounting Officer

/s/ C. Stephen Allred	Director	February 20, 2014
C. Stephen Allred

/s/ Richard J. Dahl	Director	February 20, 2014
Richard J. Dahl

/s/ Ronald W. Jibson	Director	February 20, 2014
Ronald W. Jibson

/s/ Judith A. Johansen	Director	February 20, 2014
Judith A. Johansen

/s/ Dennis L. Johnson	Director	February 20, 2014
Dennis L. Johnson

/s/ J. LaMont Keen	Director	February 20, 2014
J. LaMont Keen

/s/ Christine King	Director	February 20, 2014
Christine King

/s/ Jan B. Packwood	Director	February 20, 2014
Jan B. Packwood

/s/ Joan H. Smith	Director	February 20, 2014
Joan H. Smith

/s/ Thomas J. Wilford	Director	February 20, 2014
Thomas J. Wilford

EXHIBIT INDEX

Exhibit No.	Description

10.26(1)	Amendment, dated January 16, 2014, to the Idaho Power Company Security Plan for Senior Management Employees II
10.31(1)	IDACORP, Inc. Non-Employee Directors Stock Compensation Plan, as amended January 16, 2014
10.37(1)	IDACORP, Inc. and/or Idaho Power Company Executive Officers with Amended and Restated Change in Control Agreements chart, as of January 1, 2014
10.42(1)	IDACORP, Inc. Executive Incentive Plan, as amended and restated January 16, 2014
10.44(1)	IDACORP, Inc. and Idaho Power Company Compensation for Non-Employee Directors of the Board of Directors, as of January 16, 2014
12.1	IDACORP, Inc. Computation of Ratio of Earnings to Fixed Charges and Supplemental Ratio of Earnings to Fixed Charges
12.2	Idaho Power Company Computation of Ratio of Earnings to Fixed Charges and Supplemental Ratio of Earnings to Fixed Charges
23.1	Consent of Independent Registered Public Accounting Firm
31.1	IDACORP, Inc. Rule 13a-14(a) CEO certification
31.2	IDACORP, Inc. Rule 13a-14(a) CFO certification
31.3	Idaho Power Rule 13a-14(a) CEO certification
31.4	Idaho Power Rule 13a-14(a) CFO certification
32.1	IDACORP, Inc. Section 1350 CEO certification
32.2	IDACORP, Inc. Section 1350 CFO certification
32.3	Idaho Power Section 1350 CEO certification
32.4	Idaho Power Section 1350 CFO certification
95.1	Mine safety disclosures
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1) Management contract or compensatory plan or arrangement.