Form 10-Q
period 2014-03-31
IDACORP INC; IDAHO POWER CO
filed 2014-05-01
CIK 1057877, 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).
IDACORP, Inc.: Yes No X   Idaho Power Company: Yes No X

Number of shares of common stock outstanding as of April 25, 2014:
IDACORP, Inc.:        50,305,042
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

COMMONLY USED TERMS

The following select abbreviations, terms, or acronyms are commonly used or found in multiple locations in this report:

ADITC	-	Accumulated Deferred Investment Tax Credits
AFUDC	-	Allowance for Funds Used During Construction
BCC	-	Bridger Coal Company, a joint venture of IERCo
BLM	-	U.S. Bureau of Land Management
CAA	-	Clean Air Act
CO2	-	Carbon Dioxide
CSPP	-	Cogeneration and Small Power Production
CWA	-	Clean Water Act
EIS	-	Environmental Impact Statement
EPA	-	U.S. Environmental Protection Agency
FCA	-	Fixed Cost Adjustment
FERC	-	Federal Energy Regulatory Commission
HCC	-	Hells Canyon Complex
IDACORP	-	IDACORP, Inc., an Idaho corporation
Idaho Power	-	Idaho Power Company, an Idaho corporation
Idaho ROE	-	Idaho-jurisdiction return on year-end equity
Ida-West	-	Ida-West Energy, a subsidiary of IDACORP, Inc.
IERCo	-	Idaho Energy Resources Co., a subsidiary of Idaho Power Company
IESCo	-	IDACORP Energy Services Co., a subsidiary of IDACORP, Inc.
IFS	-	IDACORP Financial Services, a subsidiary of IDACORP, Inc.
IPUC	-	Idaho Public Utilities Commission
IRP	-	Integrated Resource Plan
kW	-	Kilowatt
MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MW	-	Megawatt
MWh	-	Megawatt-hour
NOx	-	Nitrogen Oxide
O&M	-	Operations and Maintenance
OATT	-	Open Access Transmission Tariff
OPUC	-	Public Utility Commission of Oregon
PCA	-	Power Cost Adjustment
PURPA	-	Public Utility Regulatory Policies Act of 1978
REC	-	Renewable Energy Certificate
SCR	-	Selective Catalytic Reduction
SEC	-	U.S. Securities and Exchange Commission
SMSP	-	Senior Management Security Plan I and II
SO2	-	Sulfur Dioxide
SRBA	-	Snake River Basin Adjudication
WPSC	-	Wyoming Public Service Commission

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to the historical information contained in this report, this report contains (and oral communications made by IDACORP, Inc. and Idaho Power Company may contain) statements that relate to future events and expectations, such as statements regarding projected or future financial performance, cash flows, capital expenditures, dividends, capital structure or ratios, strategic goals, challenges, objectives, and plans for future operations. Such statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, or future events or performance, often, but not always, through the use of words or phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "may result," "may continue," or similar expressions, are not statements of historical facts and may be forward-looking. Forward-looking statements are not guarantees of future performance and involve estimates, assumptions, risks, and uncertainties. Actual results, performance, or outcomes may differ materially from the results discussed in the statements.  In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in forward-looking statements include those factors set forth in this report, IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2013, particularly Part I, Item 1A - “Risk Factors” and Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations" of that report, subsequent reports filed by IDACORP and Idaho Power with the Securities and Exchange Commission, and the following important factors:

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

IDACORP, Inc.
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended March 31,
	2014	2013
	(thousands of dollars except for per share amounts)
Operating Revenues:
Electric utility:
General business	$244,832	$232,219
Off-system sales	29,210	15,900
Other revenues	18,278	16,249
Total electric utility revenues	292,320	264,368
Other	399	560
Total operating revenues	292,719	264,928
Operating Expenses:
Electric utility:
Purchased power	43,796	42,857
Fuel expense	55,327	49,166
Power cost adjustment	15,023	(14,711)
Other operations and maintenance	80,521	79,785
Energy efficiency programs	4,724	4,470
Depreciation	32,875	31,910
Taxes other than income taxes	8,105	8,172
Total electric utility expenses	240,371	201,649
Other	3,770	3,846
Total operating expenses	244,141	205,495
Operating Income	48,578	59,433
Allowance for Equity Funds Used During Construction	4,079	3,615
Earnings of Unconsolidated Equity-Method Investments	983	2,700
Other Income, Net	2,288	826
Interest Expense:
Interest on long-term debt	20,141	19,669
Other interest	1,859	1,752
Allowance for borrowed funds used during construction	(1,964)	(1,931)
Total interest expense, net	20,036	19,490
Income Before Income Taxes	35,892	47,084
Income Tax Expense	8,707	12,043
Net Income	27,185	35,041
Adjustment for loss attributable to noncontrolling interests	219	153
Net Income Attributable to IDACORP, Inc.	$27,404	$35,194
Weighted Average Common Shares Outstanding - Basic (000’s)	50,131	50,039
Weighted Average Common Shares Outstanding - Diluted (000’s)	50,175	50,064
Earnings Per Share of Common Stock:
Earnings Attributable to IDACORP, Inc. - Basic	$0.55	$0.70
Earnings Attributable to IDACORP, Inc. - Diluted	$0.55	$0.70
Dividends Declared Per Share of Common Stock	$0.43	$0.38

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended March 31,
	2014	2013
	(thousands of dollars)

Net Income	$27,185	$35,041
Other Comprehensive Income:
Net unrealized holding gains arising during the period, net of tax of $0 and $758	—	1,181
Unfunded pension liability adjustment, net of tax of $278 and $298	432	465
Total Comprehensive Income	27,617	36,687
Comprehensive loss attributable to noncontrolling interests	219	153
Comprehensive Income Attributable to IDACORP, Inc.	$27,836	$36,840

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2014	December 31, 2013
	(thousands of dollars)
Assets

Current Assets:
Cash and cash equivalents	$88,265	$78,162
Receivables:
Customer (net of allowance of $2,518 and $2,349, respectively)	98,431	97,873
Other (net of allowance of $161 and $153, respectively)	16,641	15,274
Taxes receivable	—	156
Accrued unbilled revenues	46,937	63,507
Materials and supplies (at average cost)	55,328	53,643
Fuel stock (at average cost)	35,177	41,546
Prepayments	14,790	15,338
Deferred income taxes	32,868	46,874
Current regulatory assets	102,836	61,837
Other	2,439	2,401
Total current assets	493,712	476,611
Investments	157,502	159,072
Property, Plant and Equipment:
Utility plant in service	5,100,204	5,080,402
Accumulated provision for depreciation	(1,783,443)	(1,766,680)
Utility plant in service - net	3,316,761	3,313,722
Construction work in progress	351,566	327,000
Utility plant held for future use	7,097	7,090
Other property, net of accumulated depreciation	17,437	17,229
Property, plant and equipment - net	3,692,861	3,665,041
Other Assets:
American Falls and Milner water rights	14,479	15,803
Company-owned life insurance	19,494	22,037
Regulatory assets	934,966	978,234
Long-term receivables (net of allowance of $885 and $885, respectively)	6,133	4,811
Other	42,245	42,954
Total other assets	1,017,317	1,063,839
Total	$5,361,392	$5,364,563

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2014	December 31, 2013
	(thousands of dollars)
Liabilities and Equity

Current Liabilities:
Current maturities of long-term debt	$1,064	$1,064
Notes payable	47,300	54,750
Accounts payable	72,085	91,519
Taxes accrued	38,051	13,302
Interest accrued	24,944	22,764
Accrued compensation	27,796	38,510
Current regulatory liabilities	13,551	10,684
Other	22,054	17,779
Total current liabilities	246,845	250,372
Other Liabilities:
Deferred income taxes	957,777	969,593
Regulatory liabilities	381,754	375,873
Pension and other postretirement benefits	249,537	244,627
Other	49,797	54,100
Total other liabilities	1,638,865	1,644,193
Long-Term Debt	1,614,256	1,615,258
Commitments and Contingencies
Equity:
IDACORP, Inc. shareholders’ equity:
Common stock, no par value (shares authorized 120,000,000; 50,307,512 and 50,233,463 shares issued, respectively)	840,472	839,750
Retained earnings	1,033,225	1,027,461
Accumulated other comprehensive loss	(16,121)	(16,553)
Treasury stock (2,470 and 718 shares at cost, respectively)	(21)	(8)
Total IDACORP, Inc. shareholders’ equity	1,857,555	1,850,650
Noncontrolling interests	3,871	4,090
Total equity	1,861,426	1,854,740
Total	$5,361,392	$5,364,563

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
	2014	2013
	(thousands of dollars)
Operating Activities:
Net income	$27,185	$35,041
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,888	33,195
Deferred income taxes and investment tax credits	(9,928)	11,410
Changes in regulatory assets and liabilities	21,479	(13,681)
Pension and postretirement benefit plan expense	6,998	7,673
Contributions to pension and postretirement benefit plans	(1,349)	(1,322)
Earnings of unconsolidated equity-method investments	(983)	(2,700)
Distributions from unconsolidated equity-method investments	594	7,631
Allowance for equity funds used during construction	(4,079)	(3,615)
Other non-cash adjustments to net income, net	771	419
Change in:
Accounts receivable	(2,842)	(15,158)
Accounts payable and other accrued liabilities	(27,097)	(32,519)
Taxes accrued/receivable	25,811	7,840
Other current assets	21,686	21,577
Other current liabilities	7,531	4,993
Other assets	1,748	(1,089)
Other liabilities	(4,475)	(5,716)
Net cash provided by operating activities	96,938	53,979
Investing Activities:
Additions to property, plant and equipment	(59,192)	(51,976)
Proceeds from the sale of emission allowances and RECs	1,274	—
Distributions from affordable housing investments	795	1,448
Other	1,836	1,837
Net cash used in investing activities	(55,287)	(48,691)
Financing Activities:
Retirement of long-term debt	(1,064)	(1,064)
Dividends on common stock	(21,879)	(19,303)
Net change in short-term borrowings	(7,450)	14,050
Issuance of common stock	160	255
Acquisition of treasury stock	(2,464)	(2,121)
Other	1,149	828
Net cash used in financing activities	(31,548)	(7,355)
Net increase (decrease) in cash and cash equivalents	10,103	(2,067)
Cash and cash equivalents at beginning of the period	78,162	26,527
Cash and cash equivalents at end of the period	$88,265	$24,460
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$20	$—
Interest (net of amount capitalized)	$17,223	$17,014
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$19,846	$17,646

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Three months ended March 31,
	2014	2013
	(thousands of dollars)
Common Stock
Balance at beginning of period	$839,750	$834,922
Issued	160	255
Other	562	241
Balance at end of period	840,472	835,418
Retained Earnings
Balance at beginning of period	1,027,461	923,981
Net income attributable to IDACORP, Inc.	27,404	35,194
Common stock dividends ($0.43 and $0.38 per share)	(21,640)	(19,092)
Balance at end of period	1,033,225	940,083
Accumulated Other Comprehensive (Loss) Income
Balance at beginning of period	(16,553)	(17,116)
Unrealized gain on securities (net of tax)	—	1,181
Unfunded pension liability adjustment (net of tax)	432	465
Balance at end of period	(16,121)	(15,470)
Treasury Stock
Balance at beginning of period	(8)	(21)
Issued	2,451	2,126
Acquired	(2,464)	(2,121)
Balance at end of period	(21)	(16)
Total IDACORP, Inc. shareholders’ equity at end of period	1,857,555	1,760,015
Noncontrolling Interests
Balance at beginning of period	4,090	4,213
Net loss attributable to noncontrolling interests	(219)	(153)
Balance at end of period	3,871	4,060
Total equity at end of period	$1,861,426	$1,764,075

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended March 31,
	2014	2013
	(thousands of dollars)
Operating Revenues:
General business	$244,832	$232,219
Off-system sales	29,210	15,900
Other revenues	18,278	16,249
Total operating revenues	292,320	264,368
Operating Expenses:
Operation:
Purchased power	43,796	42,857
Fuel expense	55,327	49,166
Power cost adjustment	15,023	(14,711)
Other operations and maintenance	80,521	79,785
Energy efficiency programs	4,724	4,470
Depreciation	32,875	31,910
Taxes other than income taxes	8,105	8,172
Total operating expenses	240,371	201,649
Income from Operations	51,949	62,719
Other Income (Expense):
Allowance for equity funds used during construction	4,079	3,615
Earnings of unconsolidated equity-method investments	1,246	2,634
Other expense, net	(428)	(2,158)
Total other income	4,897	4,091
Interest Charges:
Interest on long-term debt	20,141	19,669
Other interest	1,798	1,648
Allowance for borrowed funds used during construction	(1,964)	(1,931)
Total interest charges	19,975	19,386
Income Before Income Taxes	36,871	47,424
Income Tax Expense	8,971	13,378
Net Income	$27,900	$34,046

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended March 31,
	2014	2013
	(thousands of dollars)

Net Income	$27,900	$34,046
Other Comprehensive Income:
Net unrealized holding gains arising during the period, net of tax of $0 and $758	—	1,181
Unfunded pension liability adjustment, net of tax of $278 and $298	432	465
Total Comprehensive Income	$28,332	$35,692

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2014	December 31, 2013
	(thousands of dollars)
Assets

Electric Plant:
In service (at original cost)	$5,100,204	$5,080,402
Accumulated provision for depreciation	(1,783,443)	(1,766,680)
In service - net	3,316,761	3,313,722
Construction work in progress	351,566	327,000
Held for future use	7,097	7,090
Electric plant - net	3,675,424	3,647,812
Investments and Other Property	131,695	131,520
Current Assets:
Cash and cash equivalents	84,570	66,535
Receivables:
Customer (net of allowance of $2,518 and $2,349, respectively)	98,431	97,873
Other (net of allowance of $161 and $153, respectively)	16,499	14,290
Accrued unbilled revenues	46,937	63,507
Materials and supplies (at average cost)	55,328	53,643
Fuel stock (at average cost)	35,177	41,546
Prepayments	14,651	15,204
Deferred income taxes	—	12,386
Current regulatory assets	102,836	61,837
Other	2,439	2,401
Total current assets	456,868	429,222
Deferred Debits:
American Falls and Milner water rights	14,479	15,803
Company-owned life insurance	19,494	22,037
Regulatory assets	934,966	978,234
Other	42,432	41,783
Total deferred debits	1,011,371	1,057,857
Total	$5,275,358	$5,266,411

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2014	December 31, 2013
	(thousands of dollars)
Capitalization and Liabilities

Capitalization:
Common stock equity:
Common stock, $2.50 par value (50,000,000 shares authorized; 39,150,812 shares outstanding)	$97,877	$97,877
Premium on capital stock	712,258	712,258
Capital stock expense	(2,097)	(2,097)
Retained earnings	938,753	932,547
Accumulated other comprehensive loss	(16,121)	(16,553)
Total common stock equity	1,730,670	1,724,032
Long-term debt	1,614,256	1,615,258
Total capitalization	3,344,926	3,339,290
Current Liabilities:
Long-term debt due within one year	1,064	1,064
Accounts payable	71,330	90,529
Accounts payable to affiliates	688	1,158
Taxes accrued	40,615	14,031
Interest accrued	24,944	22,764
Accrued compensation	27,670	38,297
Current regulatory liabilities	13,551	10,684
Other	23,187	17,095
Total current liabilities	203,049	195,622
Deferred Credits:
Deferred income taxes	1,047,584	1,058,734
Regulatory liabilities	381,754	375,873
Pension and other postretirement benefits	249,537	244,627
Other	48,508	52,265
Total deferred credits	1,727,383	1,731,499

Commitments and Contingencies

Total	$5,275,358	$5,266,411

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
	2014	2013
	(thousands of dollars)
Operating Activities:
Net income	$27,900	$34,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,745	33,047
Deferred income taxes and investment tax credits	(10,489)	11,753
Changes in regulatory assets and liabilities	21,479	(13,681)
Pension and postretirement benefit plan expense	6,991	7,673
Contributions to pension and postretirement benefit plans	(1,341)	(1,322)
Earnings of unconsolidated equity-method investments	(1,246)	(2,634)
Distributions from unconsolidated equity-method investments	594	6,856
Allowance for equity funds used during construction	(4,079)	(3,615)
Other non-cash adjustments to net income, net	71	(226)
Change in:
Accounts receivable	(4,470)	(17,671)
Accounts payable	(27,075)	(32,389)
Taxes accrued/receivable	27,694	11,321
Other current assets	21,691	21,610
Other current liabilities	7,588	4,988
Other assets	1,747	(1,089)
Other liabilities	(3,928)	(5,346)
Net cash provided by operating activities	96,872	53,321
Investing Activities:
Additions to utility plant	(59,190)	(51,976)
Proceeds from the sale of emission allowances and RECs	1,274	—
Other	1,837	1,837
Net cash used in investing activities	(56,079)	(50,139)
Financing Activities:
Retirement of long-term debt	(1,064)	(1,064)
Dividends on common stock	(21,694)	(19,113)
Net change in short term borrowings	—	16,600
Other	—	(14)
Net cash used in financing activities	(22,758)	(3,591)
Net increase (decrease) in cash and cash equivalents	18,035	(409)
Cash and cash equivalents at beginning of the period	66,535	17,251
Cash and cash equivalents at end of the period	$84,570	$16,842
Supplemental Disclosure of Cash Flow Information:
Cash (received) paid during the period for:
Income taxes	$(1,040)	$(2,491)
Interest (net of amount capitalized)	$17,162	$16,910
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$19,846	$17,646

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

Regulation of Utility Operations

IDACORP's and Idaho Power's financial statements reflect the effects of the different ratemaking principles followed by the jurisdictions regulating Idaho Power.  The application of accounting principles related to regulated operations sometimes results in Idaho Power recording expenses and revenues in a different period than when an unregulated enterprise would record such expenses and revenues.  In these instances, the amounts are deferred as regulatory assets or regulatory liabilities on the balance sheet and recorded on the income statement when recovered or returned through rates.  Additionally, regulators can impose regulatory liabilities upon a regulated company for amounts previously collected from customers that are expected to be refunded.  The effects of applying these regulatory accounting principles to Idaho Power's operations are discussed in more detail in Note 3.

Financial Statements

In the opinion of management of IDACORP and Idaho Power, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly each company's consolidated financial position as of March 31, 2014, consolidated results of operations for the three months ended March 31, 2014 and 2013, and consolidated cash flows for the three months ended March 31, 2014 and 2013.  These adjustments are of a normal and recurring nature.  These financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters that would be included in full-year financial statements and should be read in conjunction with the audited consolidated financial statements included in IDACORP’s and Idaho Power’s Annual Report on Form 10-K for the year ended December 31, 2013.  The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. A change in management's estimates or assumptions could have a material impact on IDACORP's or Idaho Power's respective financial condition and results of operations during the period in which such change occurred.

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

Change in Method of Accounting for Investments in Qualified Affordable Housing Projects

On January 15, 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-01, Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. This ASU permits an accounting policy election to account for investments in qualified affordable housing projects using the proportional amortization method. For its consolidated financial statements as of and for the year ended December 31, 2013, IDACORP elected early adoption of ASU 2014-01 and thus changed its accounting for its equity-method investments in qualified affordable housing projects to the proportional amortization method. All prior periods were properly adjusted to reflect the new method. The standard also requires the recognition of the net investment performance in the financial statements as a component of income tax expense (benefit). The new method was elected because IDACORP believes the proportional amortization method more fairly represents the economics of and provides users with a better understanding of the returns from such investments than the equity method of amortization.

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

Income Tax Expense

The following table provides a summary of income tax expense for the three months ended March 31 (in thousands of dollars):

	IDACORP		Idaho Power
	2014	2013	2014	2013
Three months ended March 31,
Income tax at statutory rates (federal and state)	$14,119	$18,470	$14,417	$18,543
Additional accumulated deferred investment tax credit amortization	(950)	—	(950)	—
Affordable housing tax credits	(1,268)	(1,384)	—	—
Affordable housing investment amortization, net of statutory taxes	704	(101)	—	—
Other(1)	(3,898)	(4,942)	(4,496)	(5,165)
Income tax expense	$8,707	$12,043	$8,971	$13,378
Effective tax rate	24.1%	25.5%	24.3%	28.2%
 (1) "Other" is primarily comprised of Idaho Power's regulatory flow-through tax adjustments, which are listed in the rate reconciliation table in Note 2 to the consolidated financial statements included in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2013.

Based on its estimate of 2014 return on year-end equity in the Idaho jurisdiction (Idaho ROE), Idaho Power recorded $950 thousand of additional accumulated deferred investment tax credit (ADITC) amortization in the first quarter of 2014, as compared to no amortization for the three months ended March 31, 2013. See Note 3 for a discussion of Idaho Power's regulatory authority for use of additional ADITC amortization.

3.  REGULATORY MATTERS

Included below is a summary of Idaho Power's most recent general rate changes, as well as other recent or pending notable regulatory matters and proceedings.

Idaho and Oregon General Rate Cases and Base Rate Adjustments

Effective January 1, 2012, Idaho Power implemented new Idaho base rates as a result of its receipt of an order from the Idaho Public Utilities Commission (IPUC) approving a settlement stipulation that provided for a 7.86 percent authorized rate of return on an Idaho-jurisdiction rate base of approximately $2.36 billion. The settlement stipulation resulted in a $34.0 million overall increase in Idaho Power's annual Idaho-jurisdictional base rate revenues. Neither the IPUC's order nor the settlement stipulation specified an authorized rate of return on equity.

Effective March 1, 2012, Idaho Power implemented new Oregon base rates as a result of its receipt of an order from the Public Utility Commission of Oregon (OPUC) approving a settlement stipulation that provided for a $1.8 million base rate revenue increase, a return on equity of 9.9 percent, and an overall rate of return of 7.757 percent in the Oregon jurisdiction.

Idaho and Oregon base rates were subsequently adjusted again in 2012, in connection with Idaho Power's completion of the Langley Gulch power plant. On June 29, 2012, the IPUC issued an order approving a $58.1 million increase in annual Idaho-jurisdiction base rate revenues, effective July 1, 2012, for inclusion of the investment and associated costs of the plant in rates. The order also provided for a $335.9 million increase in Idaho rate base. On September 20, 2012, the OPUC issued an order approving a $3.0 million increase in annual Oregon jurisdiction base rate revenues, effective October 1, 2012, for inclusion of the investment and associated costs of the plant in Oregon rates.

See "Idaho Power Cost Adjustment Mechanism; Modification to Net Power Supply Expense Collection Method" below in this Note 3 for a description of Idaho Power's authorization from the IPUC to move a portion of its power supply expenses into Idaho base rates, effective June 1, 2014.

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

The settlement stipulation also provides that the Idaho ROE thresholds (9.5 percent, 10.0 percent, and 10.5 percent) will be automatically adjusted prospectively in the event the IPUC approves a change to Idaho Power's authorized return on equity as part of a general rate case proceeding seeking a rate change effective prior to January 1, 2015.

Based on Idaho Power's Idaho ROE in 2012 and 2013, Idaho Power triggered the sharing mechanism of the December 2011 settlement stipulation for both years. The amounts Idaho Power recorded for revenue sharing were as follows (in millions):

	2013	2012
Additional pension expense funded through sharing	$16.5	$14.6
Provision against current revenue as a result of sharing	7.6	7.2
Total	$24.1	$21.8

In the first quarter of 2014, Idaho Power recorded $950 thousand in additional ADITC amortization for that period based on its estimate of Idaho ROE for full-year 2014 of less than 9.5 percent (absent amortization of additional ADITC).

Idaho Power Cost Adjustment Mechanism; Update to Base Level Net Power Supply Expense

In both its Idaho and Oregon jurisdictions, Idaho Power's PCA mechanisms address the volatility of power supply costs and provide for annual adjustments to the rates charged to its retail customers. The PCA mechanisms compare Idaho Power's actual and forecast net power supply costs (primarily fuel and purchased power less off-system sales) against net power supply costs currently being recovered in retail rates. Under the PCA mechanisms, certain differences between actual net power supply costs incurred by Idaho Power and the costs included in retail rates are recorded as a deferred charge or credit on the balance sheets for future recovery or refund through retail rates.  The power supply costs deferred primarily result from changes in wholesale market prices and transaction volumes, fuel prices, changes in contracted power purchase prices and volumes (including PURPA power purchases), and the levels of Idaho Power's own hydroelectric and thermal generation.

On November 1, 2013, Idaho Power filed an application with the IPUC requesting an increase of approximately $106 million in the normalized or "base level" net power supply expense on a total-system basis to be used to update base rates and in the determination of the PCA rate that will become effective June 1, 2014. Idaho Power's filing was intended to remove the Idaho-jurisdictional portion of those expenses from collection via the Idaho PCA mechanism and instead collect that portion through base rates. On March 21, 2014, the IPUC issued an order approving Idaho Power's application, with the change in collection methodology effective June 1, 2014.

On April 15, 2014, Idaho Power filed an application with the IPUC requesting an $11.1 million net increase in Idaho PCA rates, effective for the 2014-2015 PCA collection period from June 1, 2014 to May 31, 2015.  The requested $11.1 million PCA rate increase is net of Idaho Power's proposal in the application to use a total of $20.0 million of surplus Idaho energy efficiency rider funds to offset what would otherwise be a larger PCA rate adjustment request. The proposed PCA rate increase is also net of $7.6 million of customer revenue sharing for 2013 under the December 2011 settlement stipulation described above. An order from the IPUC is pending. Previously, in May 2013 the IPUC issued an order authorizing a $140.4 million increase in PCA rates (net of 2012 revenue sharing), effective for the 2013-2014 PCA collection period from June 1, 2013 to May 31, 2014.

Annual Idaho Fixed Cost Adjustment Filing

The fixed cost adjustment (FCA) is designed to remove Idaho Power’s financial disincentive to invest in energy efficiency programs by separating (or decoupling) the recovery of fixed costs from the variable kilowatt-hour charge and linking it instead to a set amount per customer.  The FCA is adjusted each year to recover or refund the difference between the amount of fixed costs authorized in Idaho Power's most recent general rate case and the amount of fixed costs recovered by Idaho Power based upon weather-normalized energy sales. On March 14, 2014, Idaho Power filed an application with the IPUC requesting a $6.0 million increase in the FCA recovery from $8.9 million to $14.9 million, effective for the period from June 1, 2014 to May 31, 2015. An order from the IPUC is pending. Previously, on May 22, 2013, the IPUC issued an order authorizing a decrease in FCA collection from $10.3 million to $8.9 million, effective for the period from June 1, 2013 to May 31, 2014.

4.  NOTES PAYABLE

Credit Facilities

IDACORP and Idaho Power have in place credit facilities that may be used for general corporate purposes and commercial paper backup. The terms and conditions of those credit facilities have not changed compared to the descriptions included in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2013.

At March 31, 2014, no loans were outstanding under either IDACORP's or Idaho Power's facilities.  At March 31, 2014, Idaho Power had regulatory authority to incur up to $450 million in principal amount of short-term indebtedness at any one time outstanding. Balances (in thousands of dollars) and interest rates of IDACORP’s and Idaho Power's short-term borrowings were as follows at March 31, 2014 and December 31, 2013:

	March 31, 2014			December 31, 2013
	Idaho Power	IDACORP	Total	Idaho Power	IDACORP	Total
Commercial paper outstanding	$—	$47,300	$47,300	$—	$54,750	$54,750
Weighted-average annual interest rate	—%	0.31%	0.31%	—%	0.34%	0.34%

5.  COMMON STOCK

IDACORP Common Stock

During the three months ended March 31, 2014, IDACORP issued 74,049 shares of common stock pursuant to the IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan. Effective July 1, 2012, IDACORP instructed the plan administrators of the IDACORP, Inc. Dividend Reinvestment and Stock Purchase Plan and Idaho Power Company Employee Savings Plan to use market purchases of IDACORP common stock, as opposed to original issuance of common stock from IDACORP, to acquire shares of IDACORP common stock for the plans. However, IDACORP may determine at any time to resume original issuances of common stock under those plans.

IDACORP enters into sales agency agreements as a means of selling its common stock from time to time pursuant to a continuous equity program. On July 12, 2013, IDACORP entered into its current Sales Agency Agreement with BNY Mellon Capital Markets, LLC (BNYMCM). IDACORP may offer and sell up to 3 million shares of its common stock from time to time in at-the-market offerings through BNYMCM as IDACORP's agent. IDACORP has no obligation to issue any minimum number of shares under the Sales Agency Agreement. As of the date of this report, no shares of IDACORP common stock have been issued under the current Sales Agency Agreement.

Restrictions on Dividends

Idaho Power’s ability to pay dividends on its common stock held by IDACORP and IDACORP’s ability to pay dividends on its common stock are limited to the extent payment of such dividends would violate the covenants in their respective credit facilities or Idaho Power’s Revised Code of Conduct.  A covenant under IDACORP’s credit facility and Idaho Power’s credit facility requires IDACORP and Idaho Power to maintain leverage ratios of consolidated indebtedness to consolidated total capitalization, as defined therein, of no more than 65 percent at the end of each fiscal quarter. At March 31, 2014, the leverage ratios for IDACORP and Idaho Power were 47 percent and 48 percent, respectively.  Based on these restrictions, IDACORP’s and Idaho Power’s dividends were limited to $962 million and $860 million, respectively, at March 31, 2014.  There are additional facility covenants, subject to exceptions, that prohibit or restrict the sale or disposition of property without consent and any agreements restricting dividend payments to the company from any material subsidiary.  At March 31, 2014, IDACORP and Idaho Power were in compliance with the financial covenants.

Idaho Power’s Revised Policy and Code of Conduct relating to transactions between and among Idaho Power, IDACORP, and other affiliates, which was approved by the IPUC in April 2008, provides that Idaho Power will not pay any dividends to IDACORP that will reduce Idaho Power’s common equity capital below 35 percent of its total adjusted capital without IPUC approval. At March 31, 2014, Idaho Power's common equity capital was 52 percent of its total adjusted capital. Further, Idaho Power must obtain approval of the OPUC before it could directly or indirectly loan funds or issue notes or give credit on its books to IDACORP.

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

6.  EARNINGS PER SHARE

The table below presents the computation of IDACORP’s basic and diluted earnings per share for the three months ended March 31, 2014 and 2013 (in thousands, except for per share amounts).

	Three months ended March 31,
	2014	2013
Numerator:
Net income attributable to IDACORP, Inc.	$27,404	$35,194
Denominator:
Weighted-average common shares outstanding - basic	50,131	50,039
Effect of dilutive securities:
Options	1	4
Restricted stock	43	21
Weighted-average common shares outstanding - diluted	50,175	50,064
Basic earnings per share	$0.55	$0.70
Diluted earnings per share	$0.55	$0.70

7.  COMMITMENTS

Purchase Obligations

IDACORP's and Idaho Power's purchase obligations did not change materially, outside of the ordinary course of business, during the three months ended March 31, 2014, other than the addition of five power purchase agreements with solar and other alternative energy developers for projects with a combined nameplate capacity of approximately 43 MW. Payments pursuant to these agreements are expected to total $164 million from 2014 to 2036.

Guarantees

Idaho Power has agreed to guarantee a portion of the performance of reclamation activities and obligations at BCC, of which IERCo owns a one-third interest.  This guarantee, which is renewed annually with the Wyoming Department of Environmental Quality, was $74 million at March 31, 2014, representing IERCo's one-third share of BCC's total reclamation obligation.  BCC has a reclamation trust fund set aside specifically for the purpose of paying these reclamation costs.  At March 31, 2014, the value of the reclamation trust fund was $65 million. During the three months ended March 31, 2014, the reclamation trust fund distributed approximately $5 million for reclamation activity costs associated with the BCC surface mine. BCC periodically assesses the adequacy of the reclamation trust fund and its estimate of future reclamation costs.  To ensure that the reclamation trust fund maintains adequate reserves, BCC has the ability to add a per-ton surcharge to coal sales, all of which are made to the Jim Bridger plant.  Starting in 2010, BCC began applying a nominal surcharge to coal sales in order to maintain adequate reserves in the reclamation trust fund.  Because of the existence of the fund and the ability to apply a per-ton surcharge, the estimated fair value of this guarantee is minimal.

IDACORP and Idaho Power enter into financial agreements and power purchase and sale agreements that include indemnification provisions relating to various forms of claims or liabilities that may arise from the transactions contemplated by these agreements.  Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnification provisions cannot be reasonably estimated.  IDACORP and Idaho Power periodically evaluate the likelihood of incurring costs under such indemnities based on their historical experience and the evaluation of the specific indemnities.  As of March 31, 2014, management believes the likelihood is remote that IDACORP or Idaho Power would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnification obligations.  Neither IDACORP nor Idaho Power has recorded any liability on their respective condensed consolidated balance sheets with respect to these indemnification obligations.

8.  CONTINGENCIES

IDACORP and Idaho Power have in the past and expect in the future to become involved in various claims, controversies, disputes, and other contingent matters, including the items described in this Note 8. Some of these claims, controversies, disputes, and other contingent matters involve litigation and regulatory or other contested proceedings. The ultimate resolution and outcome of litigation and regulatory proceedings is inherently difficult to determine, particularly where (a) the remedies or penalties sought are indeterminate, (b) the proceedings are in the early stages or the substantive issues have not been well developed, or (c) the matters involve complex or novel legal theories or a large number of parties. In accordance with applicable accounting guidance, IDACORP and Idaho Power, as applicable, establish an accrual for legal proceedings when those matters proceed to a stage where they present loss contingencies that are both probable and reasonably estimable. In such cases, there may be a possible exposure to loss in excess of any amounts accrued. IDACORP and Idaho Power monitor those matters for developments that could affect the likelihood of a loss and the accrued amount, if any, and adjust the amount as appropriate. If the loss contingency at issue is not both probable and reasonably estimable, IDACORP and Idaho Power do not establish an accrual and the matter will continue to be monitored for any developments that would make the loss contingency both probable and reasonably estimable. As of the date of this report, IDACORP's and Idaho Power's accruals for loss contingencies are not material to their financial statements as a whole; however, future accruals could be material in a given period. IDACORP's and Idaho Power's determination is based on currently available information, and estimates presented in financial statements and other financial disclosures involve significant judgment and may be subject to significant uncertainty. For matters that affect Idaho Power’s operations, Idaho Power intends to seek, to the extent permissible and appropriate, recovery through the ratemaking process of costs incurred.

Western Energy Proceedings

High prices for electricity, energy shortages, and blackouts in California and in western wholesale markets during 2000 and 2001 caused numerous purchasers of electricity in those markets to initiate proceedings seeking refunds or other forms of relief and the FERC to initiate its own investigations. Some of these proceedings remain pending before the FERC or are on appeal to the United States Court of Appeals for the Ninth Circuit. Idaho Power and IESCo (as successor to IDACORP Energy L.P.) believe that settlement releases they have obtained will restrict potential claims that might result from the disposition of pending proceedings and predict that these matters will not have a material adverse effect on IDACORP's or Idaho Power's results of operations or financial condition. However, the settlements and associated FERC orders have not fully eliminated the potential for so-called "ripple claims," which involve potential claims for refunds from an upstream seller of power based on a finding that its downstream buyer was liable for refunds as a seller of power during the relevant period. The FERC has characterized these ripple claims as "speculative." The FERC has refused to dismiss Idaho Power and IESCo from the proceedings in the Pacific Northwest and in orders respecting two separately filed settlements refused to approve a provision that provided for waivers of all claims in those proceedings, despite only limited objections from two market participants, one of whom removed its objections in the later-filed settlement. Idaho Power and IESCo petitioned the D.C. Circuit for review of the first of the FERC's decisions refusing to approve the waiver provision of the settlements, on the basis that the FERC failed to apply its established precedents and rules. The petition for review was transferred to the Ninth Circuit Court of Appeals in June 2013 and remains pending before that court. The second settlement remains before the FERC on rehearing.

Based on its evaluation of the merits of ripple claims and the inability to estimate the potential exposure should the claims ultimately have any merit, particularly in light of Idaho Power and IESCo being both purchasers and sellers in the energy market during the relevant period, Idaho Power and IESCo have no amount accrued relating to the proceedings. To the extent the availability of any ripple claims materializes, Idaho Power and IESCo intend to continue to vigorously defend their positions in the proceedings.

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

The Swan Falls Agreement provided that the resolution and recognition of Idaho Power's water rights together with the State Water Plan provided a sound comprehensive plan for management of the Snake River watershed. The Swan Falls Agreement also recognized, however, that in order to effectively manage the waters of the Snake River basin, a general adjudication to determine the nature, extent, and priority of the rights of all water uses in the basin was necessary. Consistent with that recognition, in 1987 the State of Idaho initiated the Snake River Basin Adjudication (SRBA), and pursuant to the commencement order issued by the SRBA court that same year, all claimants to water rights within the basin were required to file water rights claims in the SRBA. Idaho Power filed claims to its water rights and has been actively participating in the SRBA since its commencement. Questions concerning the effect of the Swan Falls Agreement on Idaho Power's water rights claims, including the nature and extent of the subordination of Idaho Power's rights to upstream uses, resulted in the filing of litigation in the SRBA in 2007 between Idaho Power and the State of Idaho. This litigation was resolved by the Framework Reaffirming the Swan Falls Settlement (Framework) signed by Idaho Power and the State of Idaho on March 25, 2009. In that Framework, the parties acknowledged that the effective management of Idaho's water resources remains critical to the public interest of the State of Idaho by sustaining economic growth, maintaining reasonable electric rates, protecting and preserving existing water rights, and protecting water quality and environmental values. The Framework further provided that the State of Idaho and Idaho Power would cooperate in exploring approaches to resolve issues of mutual concern relating to the management of Idaho's water resources. Idaho Power continues to work with the State of Idaho and other interested parties on these issues.

Idaho Power’s claims for water rights have now been adjudicated in the SRBA and partial decrees for those water rights have been entered by the court. In July 2011, the SRBA Court entered an Order Designating Basin-Wide Issue 16, In Re: Form and Content of Final Unified Decree, and advised the parties to the SRBA of the need to file notices of intent to participate in the basin-wide issue and of the court’s intent to establish a schedule for closing the taking of water right claims in the SRBA. Idaho Power participated in Basin-Wide Issue 16 and in June 2012 the court issued a memorandum decision and order. By subsequent orders, the court closed claims taking in all of the basins in the SRBA. The court is expected to issue a final unified decree in the SRBA in the fall of 2014. Assuming entry of the final decree, the SRBA will be concluded.

Separately, Idaho Power continues to work with the State of Idaho and other interested stakeholders on issues relating to the management of the Eastern Snake Plain Aquifer (ESPA), a large underground aquifer in southeastern Idaho that is hydrologically connected to the Snake River. House Concurrent Resolution No. 28, adopted by the Idaho Legislature in 2007, directed the Idaho Water Resource Board to pursue the development of a comprehensive management plan for the ESPA, to include measures that would enhance aquifer levels, springs, and river flows on the eastern Snake River plain to the benefit of both agricultural development and hydropower generation. In May 2007, the Idaho Water Resource Board appointed an advisory committee, charged with the responsibility of developing a management plan for the ESPA. Idaho Power was a member of that committee. In January 2009, the Idaho Water Resource Board, based on the committee's recommendations, adopted a Comprehensive Aquifer Management Plan (CAMP) for the ESPA. The Idaho Legislature approved the CAMP that same year. Idaho Power is a member of the CAMP Implementation Committee and continues to work with the Idaho Water Resource Board, other stakeholders, and the Idaho Legislature in exploring opportunities for implementation of the CAMP management plan.

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

9.  BENEFIT PLANS

Idaho Power has two defined benefit pension plans - a noncontributory defined benefit pension plan (pension plan) and nonqualified defined benefit plans for certain senior management employees called the Security Plan for Senior Management Employees I and II (SMSP).  The benefits under the pension plan are based on years of service and the employee’s final average earnings. Idaho Power also maintains a defined benefit postretirement benefit plan (consisting of health care and death benefits) that covers all employees who were enrolled in the active-employee group plan at the time of retirement as well as their spouses and qualifying dependents.  The table below shows the components of net periodic benefit costs for the pension, SMSP, and postretirement benefits plans for the three months ended March 31, 2014 and 2013 (in thousands of dollars).

	Pension Plan		SMSP		Postretirement Benefits
	2014	2013	2014	2013	2014	2013
Service cost	$6,584	$7,812	$411	$545	$276	$413
Interest cost	8,871	7,936	964	814	716	743
Expected return on plan assets	(10,321)	(8,698)	—	—	(656)	(595)
Amortization of prior service cost	87	87	55	53	46	(25)
Amortization of net loss	1,008	4,252	655	710	—	169
Net periodic benefit cost	6,229	11,389	2,085	2,122	382	705
Adjustments due to the effects of regulation(1)	(1,705)	(6,543)	—	—	—	—
Net periodic benefit cost recognized for financial reporting(1)	$4,524	$4,846	$2,085	$2,122	$382	$705
 (1) Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, income statement recognition of pension plan costs is deferred until costs are recovered through rates.

During the three months ended March 31, 2014, Idaho Power made no contributions to its defined benefit pension plan. In April 2014, Idaho Power made a $6.5 million contribution to the pension plan. Idaho Power's minimum required contributions to the pension plan are estimated to be $1.4 million in 2014, though Idaho Power plans to contribute at least $20 million to the pension plan during 2014.

Idaho Power also has an Employee Savings Plan that complies with Section 401(k) of the Internal Revenue Code and covers substantially all employees.  Idaho Power matches specified percentages of employee contributions to the Employee Savings Plan.

10.  INVESTMENTS IN EQUITY SECURITIES

Investments in securities classified as available-for-sale securities are reported at fair value, using either specific identification or average cost to determine the cost for computing gains or losses.  Any unrealized gains or losses on available-for-sale securities are included in other comprehensive income. The table below summarizes investments in equity securities by IDACORP and Idaho Power as of March 31, 2014 and December 31, 2013 (in thousands of dollars).

	March 31, 2014			December 31, 2013
	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-sale securities	$—	$—	$40,358	$—	$—	$41,119

At the end of each reporting period, IDACORP and Idaho Power analyze securities in loss positions to determine whether they have experienced a decline in market value that is considered other-than-temporary.  At March 31, 2014 and at December 31, 2013, there were no indicators of other-than-temporary impairment related to IDACORP's and Idaho Power's investments.

There were no sales of available-for-sale securities during the three months ended March 31, 2014 or 2013.

11.  DERIVATIVE FINANCIAL INSTRUMENTS

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

All of Idaho Power's derivative instruments have been entered into for the purpose of economically hedging forecasted purchases and sales, though none of these instruments have been designated as cash flow hedges. Idaho Power offsets fair value amounts recognized on its balance sheet and applies collateral related to derivative instruments executed with the same counterparty under the same master netting agreement. Idaho Power does not offset a counterparty's current derivative contracts with the counterparty's long-term derivative contracts, although Idaho Power's master netting arrangements would allow current and long-term positions to be offset in the event of default. Also, in the event of default, Idaho Power's master netting arrangements would allow for the offsetting of all transactions executed under the master netting arrangement. These types of transactions may include non-derivative instruments, derivatives qualifying for scope exceptions, receivables and payables arising from settled positions, and other forms of non-cash collateral (such as letters of credit). These types of transactions are excluded from the offsetting presented in the derivative fair value and offsetting table below.

Derivative Instrument Summary

The table below presents the fair values and locations of derivative instruments not designated as hedging instruments recorded on the balance sheets and reconciles the gross amounts of derivatives recognized as assets and as liabilities to the net amounts presented in the balance sheets at March 31, 2014 and December 31, 2013 (in thousands of dollars).

		Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Gross Fair Value	Amounts Offset	Net Assets	Gross Fair Value	Amounts Offset		Net Liabilities

March 31, 2014
Current:
Financial swaps	Other current assets	$2,413	$(328)	$2,085	$328	$(328)		$—
Financial swaps	Other current liabilities	766	(766)	—	3,293	(1,739)	(1)	1,554
Forward contracts	Other current assets	297	—	297	—	—		—
Forward contracts	Other current liabilities	—	—	—	233	—		233
Long-term:
Financial swaps	Other assets	244	—	244	—	—		—
Forward contracts	Other assets	127	—	127	—	—		—
Total		$3,847	$(1,094)	$2,753	$3,854	$(2,067)		$1,787
December 31, 2013
Current:
Financial swaps	Other current assets	$1,451	$(175)	$1,276	$175	$(175)		$—
Financial swaps	Other current liabilities	373	(373)	—	1,975	(1,429)	(1)	546
Forward contracts	Other current assets	109	—	109	—	—		—
Forward contracts	Other current liabilities	—	—	—	26	—		26
Long-term:
Financial swaps	Other assets	189	(28)	161	28	(28)		—
Forward contracts	Other assets	126	—	126	—	—		—
Total		$2,248	$(576)	$1,672	$2,204	$(1,632)		$572
 (1) Current liability derivative amounts offset include $1.0 million and $1.1 million of collateral receivable for the periods ending March 31, 2014 and December 31, 2013, respectively.

The table below presents the gains and losses on derivatives not designated as hedging instruments for the three months ended March 31, 2014 and 2013 (in thousands of dollars).

	Location of Realized Gain/(Loss) on Derivatives Recognized in Income	Gain/(Loss) on Derivatives Recognized in Income(1)

		2014	2013
Financial swaps	Off-system sales	$(6,794)	$1,472
Financial swaps	Purchased power	1,016	(14)
Financial swaps	Fuel expense	3,617	1,116
Financial swaps	Other operations and maintenance	15	11
Forward contracts	Off-system sales	43
Forward contracts	Purchased power	(41)
Forward contracts	Fuel expense	40	68
(1) Excludes unrealized gains or losses on derivatives, which are recorded on the balance sheet as regulatory assets or regulatory liabilities.

Settlement gains and losses on electricity swap contracts are recorded on the income statement in off-system sales or purchased power depending on the forecasted position being economically hedged by the derivative contract.  Settlement gains and losses on contracts for natural gas are reflected in fuel expense.  Settlement gains and losses on diesel derivatives are recorded in other operations and maintenance expense.  See Note 12 for additional information concerning the determination of fair value for Idaho Power’s assets and liabilities from price risk management activities.

The table below presents the volumes of derivative commodity forward contracts and swaps outstanding at March 31, 2014 and 2013 (in thousands of units).

		March 31,
Commodity	Units	2014	2013
Electricity purchases	MWh	576	95
Electricity sales	MWh	492	785
Natural gas purchases	MMBtu	9,987	10,216
Natural gas sales	MMBtu	666	425
Diesel purchases	Gallons	675	626

Credit Risk

At March 31, 2014, Idaho Power did not have material credit risk exposure from financial instruments, including derivatives. Idaho Power monitors credit risk exposure through reviews of counterparty credit quality, corporate-wide counterparty credit exposure, and corporate-wide counterparty concentration levels.  Idaho Power manages these risks by establishing credit and concentration limits on transactions with counterparties and requiring contractual guarantees, cash deposits, or letters of credit from counterparties or their affiliates, as deemed necessary.  Idaho Power’s physical power contracts are commonly under Western Systems Power Pool agreements, physical gas contracts are usually under North American Energy Standards Board contracts, and financial transactions are usually under International Swaps and Derivatives Association, Inc. contracts. These contracts contain adequate assurance clauses requiring collateralization if a counterparty has debt that is downgraded below investment grade by at least one rating agency.

Credit-Contingent Features

Certain of Idaho Power's derivative instruments contain provisions that require Idaho Power's unsecured debt to maintain an investment grade credit rating from Moody's Investors Service and Standard & Poor's Ratings Services.  If Idaho Power's unsecured debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions.  The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position at March 31, 2014, was $3.5 million.  Idaho Power posted $1.0 million cash collateral related to this amount.  If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2014, Idaho Power would have been required to post an additional $0.8 million of cash collateral to its counterparties.

12.  FAIR VALUE MEASUREMENTS

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

IDACORP’s and Idaho Power’s assessment of a particular input's significance to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy.  An item recorded at fair value is reclassified among levels when changes in the nature of valuation inputs cause the item to no longer meet the criteria for the level in which it was previously categorized. There were no transfers between levels or material changes in valuation techniques or inputs during the three months ended March 31, 2014 or the year ended December 31, 2013.

The table below presents information about IDACORP’s and Idaho Power’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 (in thousands of dollars).

	March 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivatives	$2,329	$424	$—	$2,753	$1,437	$235	$—	$1,672
Money market funds	100	—	—	100	100	—	—	100
Trading securities: Equity securities	162	—	—	162	1,153	—	—	1,153
Available-for-sale securities: Equity securities	40,358	—	—	40,358	41,119	—	—	41,119
Liabilities:
Derivatives	$1,554	$233	$—	$1,787	$546	$26	$—	$572

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

The table below presents the carrying value and estimated fair value of financial instruments that are not reported at fair value, as of March 31, 2014 and December 31, 2013, using available market information and appropriate valuation methodologies.

	March 31, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(thousands of dollars)
IDACORP
Assets:
Notes receivable(1)	$3,472	$3,472	$3,472	$3,472
Liabilities:
Long-term debt(1)	1,615,319	1,715,770	1,616,322	1,600,248
Idaho Power
Liabilities:
Long-term debt(1)	$1,615,319	$1,715,770	$1,616,322	$1,600,248
 (1) Notes receivable and long-term debt are categorized as Level 3 and Level 2, respectively, of the fair value hierarchy, as defined earlier in this Note 12.

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

13.  SEGMENT INFORMATION

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

IDACORP’s other operating segments are below the quantitative and qualitative thresholds for reportable segments and are included in the “All Other” category in the table below.  This category is comprised of IFS’s investments in affordable housing and historic rehabilitation projects, Ida-West’s joint venture investments in small hydroelectric generation projects, the remaining activities of IESCo, and IDACORP’s holding company expenses.

The table below summarizes the segment information for IDACORP’s utility operations and the total of all other segments, and reconciles this information to total enterprise amounts (in thousands of dollars).

	Utility Operations	All Other	Eliminations	Consolidated Total
Three months ended March 31, 2014:
Revenues	$292,320	$399	$—	$292,719
Net income (loss) attributable to IDACORP, Inc.	27,900	(496)	—	27,404
Total assets as of March 31, 2014	5,273,793	101,070	(13,471)	5,361,392
Three months ended March 31, 2013:
Revenues	$264,368	$560	$—	$264,928
Net income attributable to IDACORP, Inc.	34,046	1,148	—	35,194

14. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income includes net income, unrealized holding gains and losses on available-for-sale marketable securities, and amounts related to the SMSP. The table below presents changes in components of accumulated other comprehensive income (AOCI), net of tax, during the three months ended March 31, 2014 and 2013 (in thousands of dollars). Items in parentheses indicate reductions to AOCI.

	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Total
Three months ended March 31, 2014:
Balance at beginning of period	$—	$(16,553)	$(16,553)
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified out of AOCI	—	432	432
Net current-period other comprehensive income	—	432	432
Balance at end of period	$—	$(16,121)	$(16,121)
Three months ended March 31, 2013:
Balance at beginning of period	$4,136	$(21,252)	$(17,116)
Other comprehensive income before reclassifications	1,181	—	1,181
Amounts reclassified out of AOCI	—	465	465
Net current-period other comprehensive income	1,181	465	1,646
Balance at end of period	$5,317	$(20,787)	$(15,470)

The table below presents amounts reclassified out of components of AOCI and the income statement location of those amounts reclassified during the three months ended March 31, 2014 and 2013 (in thousands of dollars). Items in parentheses indicate increases to net income.

Details About AOCI	Amount Reclassified from AOCI
	2014	2013
Amortization of defined benefit pension items(1)
Prior service cost	$55	$53
Net loss	655	710
Total before tax	710	763
Tax benefit(2)	(278)	(298)
Net of tax	432	465
Total reclassification for the period	$432	$465
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
IDACORP, Inc.
Boise, Idaho

We have reviewed the accompanying condensed consolidated balance sheet of IDACORP, Inc. and subsidiaries (the “Company”) as of March 31, 2014, and the related condensed consolidated statements of income, comprehensive income, equity and cash flows for the three-month periods ended March 31, 2014 and 2013.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of IDACORP, Inc. and subsidiaries as of December 31, 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated February 20, 2014, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2013 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Boise, Idaho
May 1, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Idaho Power Company
Boise, Idaho

We have reviewed the accompanying condensed consolidated balance sheet of Idaho Power Company and subsidiary (the “Company”) as of March 31, 2014, and the related condensed consolidated statements of income, comprehensive income, and cash flows for the three-month periods ended March 31, 2014 and 2013.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Idaho Power Company and subsidiary as of December 31, 2013, and the related consolidated statements of income, comprehensive income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated February 20, 2014, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2013 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Boise, Idaho
May 1, 2014

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

(Megawatt-hours (MWh) and dollar amounts in tables, other than earnings per share, are in thousands unless otherwise indicated.)

INTRODUCTION

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), the general financial condition and results of operations for IDACORP, Inc. and its subsidiaries (collectively, for purposes of this Item 2, IDACORP) and Idaho Power Company and its subsidiary (collectively, for purposes of this Item 2, Idaho Power) are discussed. While reading the MD&A, please refer to the accompanying condensed consolidated financial statements of IDACORP and Idaho Power, and the notes thereto. This discussion updates the MD&A included in the Annual Report on Form 10-K for the year ended December 31, 2013, and should also be read in conjunction with the information in that report. The results of operations for an interim period generally will not be indicative of results for the full year, particularly in light of the seasonality of Idaho Power's sales volumes, as discussed below.

IDACORP is a holding company formed in 1998 whose principal operating subsidiary is Idaho Power.  IDACORP’s common stock is listed and trades on the New York Stock Exchange under the trading symbol “IDA.” Idaho Power is an electric utility with a service territory covering approximately 24,000 square miles in southern Idaho and eastern Oregon.

Idaho Power provided electric service to approximately 509,000 general business customers as of March 31, 2014.  As a regulated utility, many of Idaho Power's fundamental business decisions are subject to the approval of governmental agencies. Idaho Power is under the jurisdiction (as to rates, service, accounting, and other general matters of utility operation) of the Idaho Public Utilities Commission (IPUC), the Public Utility Commission of Oregon (OPUC), and the Federal Energy Regulatory Commission (FERC). The IPUC and OPUC determine the rates that Idaho Power charges to its general business customers. Idaho Power is also under the regulatory jurisdiction of the IPUC, the OPUC, and the Public Service Commission of Wyoming as to the issuance of debt and equity securities. As a public utility under the Federal Power Act, Idaho Power has authority to charge market-based rates for wholesale energy sales under its FERC tariff and to provide transmission services under its open access transmission tariff (OATT).  Idaho Power uses general rate cases, cost adjustment mechanisms, and subject-specific filings to recover its costs of providing service and the costs of its energy efficiency and demand-response programs, and to seek to earn a return on investment.

Idaho Power generates revenues and cash flows primarily from the sale and distribution of electricity to customers in its Idaho and Oregon service territories, as well as from the wholesale sale and transmission of electricity.  Idaho Power’s revenues and income from operations are subject to fluctuations during the year due to the impacts of seasonal weather conditions on demand for electricity, availability of water for hydroelectric generation, price changes, customer usage patterns (which are affected in large part by the condition of the economy across the service area), and the availability and price of purchased power and fuel.  Idaho Power experiences its highest retail energy sales during the summer irrigation and cooling season, with a lower peak in the winter that generally results from heating demand.  IDACORP’s and Idaho Power’s financial condition are also affected by regulatory decisions through which Idaho Power seeks to recover its costs on a timely basis and earn an authorized return on investment, and by the ability to obtain financing through the issuance of debt and/or equity securities.

IDACORP’s other subsidiaries include IDACORP Financial Services, Inc. (IFS), an investor in affordable housing and historic rehabilitation projects; Ida-West Energy Company, an operator of small hydroelectric generation projects that satisfy the requirements of the Public Utility Regulatory Policies Act of 1978 (PURPA); and IDACORP Energy Services Co., which is the former limited partner of, and successor by merger to, IDACORP Energy L.P., a marketer of energy commodities that wound down operations in 2003. Idaho Power is the parent of Idaho Energy Resources Co. (IERCo), a joint venturer in Bridger Coal Company (BCC), which mines and supplies coal to the Jim Bridger generating plant owned in part by Idaho Power.

EXECUTIVE OVERVIEW

Management's Outlook and Initiatives

In the Annual Report on Form 10-K for the year ended December 31, 2013, IDACORP's and Idaho Power's management included a brief overview of their outlook and initiatives for the companies for 2014 and beyond, under the heading "Executive Overview - Management's Outlook" in the MD&A. As of the date of this report, management's outlook is consistent with the disclosure in that report. Most notably:

•	Idaho Power continues to expect positive customer growth in its service area, and continues to support economic development initiatives aimed at sustainable levels of growth;

•	Idaho Power continues to expect sizable capital investment, with capital expenditures estimated at $1.47 billion to $1.56 billion for the five-year period from 2014 to 2018;

•	Idaho Power continues to focus on optimization efforts targeting opportunities to manage operating and maintenance (O&M) expenses; and

•
IDACORP remains focused on the previously established long-term target dividend payout ratio of between 50 and 60 percent of sustainable IDACORP earnings. IDACORP's board of directors approves the dividend amount quarterly and periodically assesses the potential for changes in the dividend amount.

Brief Overview of First Quarter 2014 Financial Results

IDACORP's earnings were $0.55 per diluted share for the quarter ended March 31, 2014, compared to $0.70 per diluted share for the same quarter in 2013. IDACORP's first quarter earnings in 2014 were lower than in 2013 primarily due to the impact of milder weather on sales to residential customers, who use electricity for heating. In the first quarter of 2014 temperatures were slightly warmer than normal, while in the first quarter of 2013 temperatures were much colder than normal. Based on Idaho Power's March 31, 2014 estimate of full-year 2014 return on year-end equity in the Idaho jurisdiction (Idaho ROE), Idaho Power recorded approximately $1 million of additional accumulated deferred investment tax credits (ADITC) pursuant to the terms of a December 2011 settlement stipulation with the IPUC. The December 2011 settlement allows additional amortization of ADITC if Idaho Power's year-end 2014 Idaho ROE is less than 9.5 percent. IDACORP's and Idaho Power's results, including a quantification of the impacts of the significant items influencing results, are discussed in more detail below.

Overview of General Factors and Trends Affecting Results of Operations and Financial Condition

IDACORP's and Idaho Power's results of operations and financial condition are affected by regulatory, operational, weather-related, economic, and other factors, many of which are described below.

Timely Regulatory Cost Recovery:  The price that Idaho Power is authorized to charge for its electric service is a critical factor in determining IDACORP's and Idaho Power's results of operations and financial condition. Because of the significant impact of ratemaking decisions, and in furtherance of its goal of advancing a purposeful regulatory strategy, Idaho Power has focused on timely recovery of its costs through filings with the company's regulators, and on the prudent management of expenses and investments. Certain recent and pending rate proceedings are discussed in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2013, in "Regulatory Matters" in this MD&A, and in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report.

Idaho Power has in place a regulatory mechanism that it believes affords an element of earnings stability for 2014. In December 2011 the IPUC approved a settlement stipulation that permits Idaho Power to amortize additional ADITC to help achieve a minimum 9.5 percent Idaho ROE in 2012, 2013, and 2014, subject to prescribed limits and conditions. Based on its 2012 and 2013 Idaho ROEs, Idaho Power did not amortize any additional ADITC in 2012 or 2013. As of the date of this report, Idaho Power expects to amortize less than $5 million of additional ADITC in 2014 (including the amount recorded in the first quarter of 2014). The settlement stipulation also provides for the sharing between the company and customers of Idaho-jurisdictional earnings in excess of specified levels of Idaho ROE, and the sharing provisions were triggered in both 2012 and 2013. The terms of the settlement stipulation are described in "Regulatory Matters" in this MD&A and in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report. Idaho Power expects to file an application with the IPUC, as early as late May 2014, requesting an extension of the terms of the December 2011 Idaho regulatory settlement stipulation.

Economic Conditions and Customer/Load Growth: Idaho Power monitors a number of economic indicators, including employment statistics, growth in customer numbers, foreclosure rates, and other housing-related data on a national and state scale and within Idaho Power's service territory. Economic conditions can impact consumer demand for electricity, collectability of accounts, the volume of off-system sales, and the need to construct and improve infrastructure, purchase power, and implement programs to meet customer load demands. Idaho Power has observed what it believes to be a number of improvements in economic conditions in its service territory. For example:

•
For the first quarter of 2014, Idaho's average employment of 453,270 eclipsed the previous quarterly peak of 449,710 established in the fourth quarter of 2006, based on Idaho Department of Labor seasonally-adjusted preliminary data. The total employment in the service area in March 2014 was 453,494, compared to 451,526 at December 31, 2013. The associated unemployment rate for the service area was 5.4 percent, compared to the state of Idaho rate of 5.8 percent. The March 2014 U.S. unemployment rate stood at 6.7 percent, according to U.S. Department of Labor data.

•	Moody's Analytics forecasts, as of April 14,2014, 3.0 percent and 3.7 percent growth in gross area product for 2014 and 2015, respectively.

•
Housing market fundamentals continue to improve when measured by foreclosure rates, market prices, new housing permits, and available supply of housing. Residential customer growth for the 12 months ended March 31, 2014 was 1.5 percent.

•
A number of businesses have recently constructed, or are in the process of constructing, sizable facilities in Idaho Power's service area, including office and manufacturing complexes, particularly in the food processing industry.

Weather Conditions and Associated Impacts: Weather and agricultural growing conditions have a significant impact on energy sales and the seasonality of those sales. Relatively low and high temperatures result in greater energy use for heating and cooling, respectively. During the agricultural growing season, which in large part occurs during the second and third quarters, irrigation customers use electricity to operate irrigation pumps, and weather conditions can impact the timing and degree of use of those pumps. Idaho Power also has tiered rates and seasonal rates, which contribute to increased revenues during higher-load periods, most notably during the third quarter of each year when overall customer demand is highest. In the first quarter of 2014, slightly above-normal temperatures reduced sales to residential customers for the operation of electric heating systems, while in the first quarter of 2013 extremely cold temperatures increased sales.

Idaho Power's hydroelectric facilities comprise nearly one-half of Idaho Power's nameplate generation capacity. However, the availability and volume of hydroelectric power generated depends on several factors - the snow pack levels in the mountains upstream of Idaho Power's facilities, reservoir storage, springtime snow pack run-off, base flows in the Snake River, spring flows, rainfall, water leases and other water rights, and other weather and stream flow considerations. Idaho Power estimates that its 2014 hydroelectric generation will be between 5.5 million and 7.5 million megawatt-hours (MWh), compared to 2013 hydroelectric generation of 5.7 million MWh. The median annual hydroelectric generation is 8.4 million MWh.

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

When favorable hydroelectric generating conditions exist for Idaho Power, they also may exist for other Pacific Northwest hydroelectric facility operators – increasing the available supply of lower-cost power, lowering regional wholesale market prices, and impacting the revenue Idaho Power receives from off-system sales of its excess power. Conversely, when hydroelectric generating conditions are poor, wholesale market prices may be higher due to lower supply, but Idaho Power would generally have less surplus energy available for sale into the wholesale markets at those times. Much of the adverse or favorable impact of this volatility is addressed through the power cost adjustment (PCA) mechanisms in Idaho and Oregon.

Fuel and Purchased Power Expense: In addition to hydroelectric generation, Idaho Power relies significantly on coal and natural gas to fuel its generation facilities and power purchases in the wholesale markets. Idaho Power also uses physical and financial forward contracts for both electricity and fuel and other hedging strategies in order to manage the risks relating to fuel and power price exposures. Fuel costs are impacted by electricity sales volumes, the terms of contracts for fuel, Idaho Power's generation capacity, the availability of hydroelectric generation resources, transmission capacity, energy and natural gas market prices, and Idaho Power's hedging program for managing fuel costs.

Purchased power costs are impacted by the terms of contracts for purchased power, the rate of expansion of alternative energy generation sources such as wind energy, and wholesale energy market prices. Idaho Power is obligated to purchase power from some PURPA generation projects at a specified price regardless of the then-current load demand or wholesale energy market prices. This increases the likelihood that Idaho Power will at times be required to reduce output from its lower-cost hydroelectric and fossil fuel-fired generation resources and may be required to sell in the wholesale power market the power it purchases from PURPA projects at a significant loss. Integration of less reliable, intermittent, non-dispatchable resources (such as wind energy) into Idaho Power's portfolio also creates a number of complex operational challenges and risks that Idaho Power must address. Notably, integration of these sources of power into Idaho Power's portfolio does not eliminate Idaho Power's need to construct facilities and infrastructure that provide reliable power. For instance, at the time Idaho Power reached its all-time system peak demand of 3,407 MW on July 2, 2013, wind resources on Idaho Power's system, representing roughly 675 MW of nameplate capacity, were contributing only 57 MW of power due to lack of wind. Increases in federally mandated PURPA power purchases have contributed to increases in customer rates.

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

Other Matters: Refer to this section of MD&A in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2013, where the companies summarize other matters that could have an impact on the companies' results of operations or financial condition, including Idaho Power's significant anticipated pension plan contributions, hydroelectric facility relicensing efforts, and the status of large transmission projects, each of which are discussed below in this MD&A.

Summary of First Quarter 2014 Financial Results

The following is a summary of Idaho Power's net income, net income attributable to IDACORP, and IDACORP's earnings per diluted share for the quarters ended March 31, 2014 and 2013. IDACORP's 2013 results reflect the retrospective adoption of Accounting Standards Update No. 2014-01, which increased earnings for the first quarter of 2013 by $1.7 million as compared to what had been reported for that period under the previous method of accounting. See Note 1 - "Summary of Significant Accounting Policies" to the condensed consolidated financial statements included in this report for a further description of the impact of this adoption.

	Three months ended March 31,
	2014	2013
Idaho Power net income	$27,900	$34,046
Net income attributable to IDACORP, Inc.	$27,404	$35,194
Average outstanding shares – diluted (000’s)	50,175	50,064
IDACORP, Inc. earnings per diluted share	$0.55	$0.70

The table below provides a reconciliation of net income attributable to IDACORP for the three-month period ended March 31, 2014 to the same period in 2013 (items are in millions and are before tax unless otherwise noted):

Net income attributable to IDACORP, Inc. - March 31, 2013 (as previously reported)		$33.5
Effect of an accounting method change for IDACORP Financial Services affordable housing investment amortization		1.7
Net income attributable to IDACORP, Inc. - March 31, 2013 (as reported under new method)		$35.2
Change in Idaho Power net income:
Decreased sales volumes and rates attributable to usage per customer, net of associated power supply costs and PCA mechanism impacts	(12.7)
Increased sales volumes attributable to customer growth, net of associated power supply costs and PCA mechanism impacts	1.8
Other changes in operating revenues and expenses, net	0.1
Decrease in Idaho Power operating income	(10.8)
Changes in other non-operating income and expenses	0.2
Additional amortization of ADITC	1.0
Decrease in income tax expense	3.5
Total decrease in Idaho Power net income		(6.1)
Other changes (net of tax)		(1.7)
Net income attributable to IDACORP, Inc. - March 31, 2014		$27.4

IDACORP's net income decreased $7.8 million for the first quarter of 2014 when compared with the same period in the prior year. Idaho Power’s operating income decreased by $10.8 million as lower overall usage per customer and the related impact on tiered billing rates drove operating income down by a combined $12.7 million when compared to the same period in 2013. Abnormally cold temperatures caused many residential customers using electric heating systems to reach higher rate tiers during the first quarter of 2013, while relatively mild temperatures throughout the first quarter of 2014 resulted in lower use and caused fewer customers to reach the higher rate tiers. Heating degree days in the first quarter of 2013 were approximately 14 percent above normal, while weather conditions during the first three months of 2014 led to slightly below normal heating degree days. Growth in the number of customers and associated increased sales volumes partially offset the usage decreases and increased operating income by $1.8 million for the quarter compared to the first quarter of 2013.

The $10.8 million decrease in Idaho Power's operating income was offset in part by $3.5 million of lower income tax expense resulting from lower Idaho Power pre-tax income. In addition, Idaho Power recorded approximately $1.0 million of additional ADITC amortization during the first quarter of 2014, while no additional ADITC amortization was recorded during the same period in the prior year.

Key Operating and Financial Metric Estimates for Full-Year 2014

As of the date of this report, IDACORP’s and Idaho Power’s estimates for 2014 are as follows (in millions):

2014 Estimates
	Current(1)	Previous(2)
Idaho Power Operating & Maintenance Expense	No Change	$335-$345
Idaho Power Additional Amortization of ADITC	No Change	Less than $5
Idaho Power Capital Expenditures, excluding AFUDC	No Change	$280-$295
Idaho Power Hydroelectric Generation (MWh)(3)	5.5-7.5	5.0-7.0
(1) As of May 1, 2014.
(2) As of February 20, 2014, the date of filing of IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2013.
(3) Based on reservoir storage levels and forecasted weather conditions as of the date of this report.

RESULTS OF OPERATIONS

This section of MD&A takes a closer look at the significant factors that affected IDACORP’s and Idaho Power’s earnings during the three months ended March 31, 2014.  In this analysis, the results for the three months ended March 31, 2014 are compared to the same period in 2013.

Utility Operations

The table below presents Idaho Power’s energy sales and supply (in thousands of MWh) for the three months ended March 31, 2014 and 2013.

	Three months ended March 31,
	2014	2013
General business sales	3,186	3,348
Off-system sales	816	502
Total energy sales	4,002	3,850
Hydroelectric generation	1,555	1,510
Coal generation	1,563	1,657
Natural gas and other generation	395	227
Total system generation	3,513	3,394
Purchased power	738	721
Line losses	(249)	(265)
Total energy supply	4,002	3,850

Sales Volume and Generation: In the first quarter of 2014, general business sales volume decreased by 162 thousand MWh, or 5 percent, compared to the same period in the prior year, mostly as a result of decreased sales to residential and commercial customers. The comparative decrease in residential customer usage is largely attributable to milder temperatures in the first quarter of 2014 than in the first quarter of 2013, which decreased electricity demand for heating.

Off-system sales volume increased by 314 thousand MWh, or 63 percent, in the first quarter. Favorable wholesale market conditions and lower system loads allowed greater sales off-system during the first quarter of 2014 compared to the same period in 2013.

The favorable wholesale market conditions during the first quarter of 2014 led to an increased utilization of natural gas-fired generation, while lower system load demand led to a decreased utilization of coal-fired generation.

Impacts related to off-system sales, purchased power, and fuel expense, among other revenues and expenses, are addressed in Idaho Power's Idaho and Oregon PCA mechanisms.

General Business Revenues:  The table below presents Idaho Power’s general business revenues and MWh sales for the three months ended March 31, 2014 and 2013 and the number of customers as of March 31, 2014 and 2013.

	Three months ended March 31,
	2014	2013
Revenue
Residential	$133,863	$136,387
Commercial	70,060	61,874
Industrial	42,826	35,839
Irrigation	667	773
Total	247,416	234,873
Deferred revenue related to HCC relicensing AFUDC(1)	(2,584)	(2,654)
Total general business revenues	$244,832	$232,219
Volume of Sales (MWh)
Residential	1,405	1,555
Commercial	976	986
Industrial	798	798
Irrigation	7	9
Total MWh sales	3,186	3,348
Number of customers at period end
Residential	423,072	416,907
Commercial	66,759	66,058
Industrial	115	119
Irrigation	19,460	19,046
Total customers	509,406	502,130
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

Changes in rates and changes in customer demand are the primary reasons for fluctuations in general business revenue from period to period. The only rate change impacting general business revenue for the comparative periods was the 2013 Idaho PCA mechanism filing, effective June 1, 2013, which resulted in an average rate increase of 15.3 percent. The estimated annualized revenue impact of the 2013 PCA rate increase is $140.4 million.

The primary influences on customer demand for electricity are weather and economic conditions. Extreme temperatures increase sales to customers who use electricity for cooling and heating, while moderate temperatures decrease sales. Precipitation levels and the timing of precipitation during the agricultural growing season also affect sales to customers who use electricity to operate irrigation pumps. Rates are also seasonally adjusted and based on a tiered rate structure that provides for higher rates during peak load periods. The seasonal and tiered rate structures contribute to seasonal fluctuations in revenues and earnings. For purposes of illustration, Boise, Idaho weather-related information for the three months ended March 31, 2014 and 2013 is presented in the following table:

	Three months ended March 31,
	2014	2013	Normal
Heating degree-days(1)	2,370	2,832	2,480
Cooling degree-days(1)	—	—	—
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

General business revenue increased $12.6 million, or 5 percent, for the three months ended March 31, 2014, compared to the same period in 2013. Specific factors affecting general business revenues during the periods are discussed below.

•
Rates:  Rate changes combined to increase general business revenue by $26.6 million in the quarter compared to the same period in 2013. The revenue impact of the rate change was substantially offset by associated changes in operating expenses. Of note, Idaho PCA amortization expense increased $17.8 million for the quarter compared to the same period in 2013 due to the change in the corresponding Idaho PCA true-up rate in the current year.

•
Customers:  Customer growth drove an increase of $2.0 million in general business revenues when compared to the first quarter of 2013. Total customers increased 1.4 percent during the twelve months ended March 31, 2014.

•
Usage:  Lower usage (on a per customer basis) by residential customers decreased general business revenue for the quarter by $16.0 million when compared to the first quarter of 2013. For the quarter, residential usage per customer decreased 11 percent, as a result of more mild temperatures during the period (and hence lesser electric heat usage) compared to the same period in the prior year.

Off-System Sales:  Off-system sales consist primarily of long-term sales contracts and opportunity sales of surplus system energy.  The table below presents Idaho Power’s off-system sales for the three months ended March 31, 2014 and 2013.

	Three months ended March 31,
	2014	2013
Revenue	$29,210	$15,900
MWh sold	816	502
Revenue per MWh	$35.80	$31.67

For the first quarter of 2014, off-system sales revenue increased by $13.3 million, or 84 percent, compared to the same period in 2013. Sales volumes increased 63 percent for the quarter as a result of favorable market conditions, at times, for selling power off-system. Off-system sales volumes also benefited from greater amounts of surplus system energy resulting from slightly lower system loads and increased hydroelectric generation. The revenue impact of the increase in volume for the first quarter was enhanced by a 13 percent increase in average prices.

Other Revenues:  The table below presents the components of other revenues for the three months ended March 31, 2014 and 2013.

	Three months ended March 31,
	2014	2013
Transmission services and other	$13,554	$11,779
Energy efficiency	4,724	4,470
Total other revenues	$18,278	$16,249

Other revenue increased $2.0 million, or 13 percent, in the first quarter of 2014 compared with the same period in 2013, primarily resulting from a $1.8 million increase in charges to third parties who use Idaho Power's transmission system.

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

Purchased Power:  The table below presents Idaho Power’s purchased power expenses and volumes for the three months ended March 31, 2014 and 2013.

	Three months ended March 31,
	2014	2013
Expense
PURPA contracts	$28,697	$30,657
Other purchased power (including wheeling)	15,099	12,200
Total purchased power expense	$43,796	$42,857
MWh purchased
PURPA contracts	496	511
Other purchased power	242	210
Total MWh purchased	738	721
Cost per MWh from PURPA contracts	$57.86	$59.99
Cost per MWh from other sources	$62.39	$58.10
Weighted average - all sources	$59.34	$59.44

The purchased power cost per MWh often exceeds the off-system sales revenue per MWh because Idaho Power generally needs to purchase more power during heavy load periods than during light load periods and conversely has less energy available for off-system sales during heavy load periods than light load periods. Energy prices are typically higher during heavy load periods than during light load periods. Also, in accordance with Idaho Power's risk management policy, Idaho Power may purchase or sell energy several months in advance of anticipated delivery. The regional energy market price is dynamic and additional energy purchase or sale transactions that Idaho Power makes at current market prices may be noticeably different than the advance purchase or sale transaction prices.

Purchased power expense increased $0.9 million, or 2 percent, in the first quarter of 2014 compared to the same period in 2013. The increases were driven by wholesale gas and electricity market conditions that warranted third-party power purchases to serve system load at times rather than dispatching Idaho Power-owned thermal resources. In addition, higher volumes of non-PURPA purchased power were acquired to compensate for the decline in output from PURPA contracted projects.
Most of non-PURPA purchased power and substantially all PURPA power purchase costs are recovered through base rates and Idaho Power's PCA mechanisms.

Fuel Expense:  The table below presents Idaho Power’s fuel expenses and generation at its thermal generating plants for the three months ended March 31, 2014 and 2013.

	Three months ended March 31,
	2014	2013
Expense
Coal	$41,035	$40,316
Natural gas and other thermal	14,292	8,850
Total fuel expense	$55,327	$49,166
MWh generated
Coal	1,563	1,657
Natural gas and other thermal	395	227
Total MWh generated	1,958	1,884
Cost per MWh - Coal	$26.25	$24.33
Cost per MWh - Natural gas and other thermal	$36.18	$38.99
Weighted average, all sources	$28.26	$26.10

Fuel expense increased $6.2 million, or 13 percent, in the first quarter of 2014 compared to the same period in 2013, due principally to increased output from the Langley Gulch natural gas-fired plant, which was operated in part to take advantage of more favorable pricing in the region for selling power off-system than during the same period in 2013.

PCA Mechanisms:  Idaho Power's power supply costs (primarily purchased power and fuel, less off-system sales) can vary significantly from year to year. Volatility of power supply costs arises from factors such as weather conditions, wholesale market prices and volumes of power purchased and sold in the wholesale markets, Idaho Power's hydroelectric generation volume, thermal generation volumes and fuel costs, generation plant availability, and retail loads. To address the volatility of power supply costs, Idaho Power has PCA mechanisms in both the Idaho and Oregon jurisdictions.  These mechanisms allow Idaho Power to recover from or refund to customers most of the fluctuations in power supply costs.  In the Idaho jurisdiction, the PCA includes a cost or benefit sharing ratio that allocates the deviations in net power supply expenses between customers (95 percent) and the company (5 percent), with the exception of PURPA power purchases and demand response program incentives, which are allocated 100 percent to customers. Because of the PCA mechanisms, the primary financial impacts of power supply cost variations is that cash is paid out but recovery from customers does not occur until a future period, or cash that is collected is refunded to customers in a future period, resulting in fluctuations in operating cash flows from year to year. The table below presents the components of the Idaho and Oregon PCA mechanisms for the three months ended March 31, 2014 and 2013.

	Three months ended March 31,
	2014	2013
Idaho power supply cost accrual (deferral)	$2,207	$(9,754)
Amortization of prior year authorized balances	12,816	(4,957)
Total power cost adjustment expense	$15,023	$(14,711)

The power supply accruals or deferrals represent the portion of the power supply cost fluctuations deferred under the PCA mechanisms. When actual power supply costs are lower than the amount forecasted in PCA rates, which was the case for the first three months of 2014, most of the difference is accrued. The amortization of the prior year’s balances represents the amounts being collected or refunded in the current PCA year that were deferred or accrued in the prior PCA year (the true-up component of the PCA).

Other Operations and Maintenance Expenses:  Due primarily to business optimization efforts targeting O&M expenses, other O&M expense only increased $0.7 million, or less than 1 percent, for the first quarter of 2014 as compared to the same period in 2013. The change mostly related to modest increases in labor and benefits costs and bad debt expense.

Income Taxes

Income Tax Expense: IDACORP's and Idaho Power's income tax expense for the three months ended March 31, 2014, compared to the same period in 2013, decreased $3.3 million and $4.4 million, respectively, primarily as a result of lower Idaho Power pre-tax earnings.

For information relating to IDACORP's and Idaho Power's computation of income tax expense and estimated annual effective tax rate, see Note 2 - “Income Taxes” to the condensed consolidated financial statements included in this report.

Additional Amortization of ADITC: Idaho Power's December 2011 settlement stipulation with the IPUC and other parties provided for the availability of additional amortization of ADITC if Idaho Power's actual Idaho ROE is below 9.5 percent in any calendar year from 2012 to 2014.  For information relating to Idaho Power's 2011 settlement stipulation, see Note 3 - “Regulatory Matters” to the condensed consolidated financial statements included in this report. In accordance with the settlement stipulation, Idaho Power has a total of $45 million of additional ADITC amortization available for use in 2014. Based on its estimate of 2014 Idaho ROE, Idaho Power recorded $950 thousand of additional ADITC amortization in the first quarter of 2014.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Idaho Power has been pursuing significant enhancements to its utility infrastructure in an effort to ensure an adequate supply of electricity, to provide service to new customers, and to maintain system reliability.  Idaho Power's existing hydroelectric and thermal generation facilities also require continuing upgrades and component replacement.  Idaho Power expects these substantial capital expenditures to continue, with estimated total capital expenditures in the range of $1.47 billion to $1.56 billion over the five-year period from 2014 through 2018.

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

Idaho Power uses operating and capital budgets to control operating costs and capital expenditures, and focuses on optimizing its business operations, which includes controlling O&M costs through process review and improvement initiatives. A significant focus for 2014 will be to continue to optimize operations and control costs and to generate sufficient operating cash inflows to meet operating expenditures, contribute to capital expenditure requirements, and pay dividends to shareholders.

As of April 25, 2014, IDACORP's and Idaho Power's access to debt, equity, and credit arrangements included:

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

IDACORP and Idaho Power have no significant long-term debt maturities until 2018. Based on planned capital expenditures and operating and maintenance expenses for 2014, and in light of the success of cost-controlling efforts to-date, the companies believe they will be able to meet capital requirements during the remainder of 2014 with a combination of existing cash and operating cash flows generated by Idaho Power's utility business. IDACORP and Idaho Power would expect to meet any cash shortfall with existing credit facilities and expect to continue to manage short-term liquidity through commercial paper markets. At the same time, IDACORP and Idaho Power monitor capital markets with a view toward opportunistic debt and equity transactions, taking into account potential future needs. As a result, IDACORP may issue debt securities or may issue common stock under the existing continuous equity program, and Idaho Power may issue debt securities if the companies believe terms available in the capital markets are particularly favorable and that issuances would be financially prudent.

IDACORP and Idaho Power seek to maintain capital structures of approximately 50 percent debt and 50 percent equity, and maintaining this ratio influences IDACORP's and Idaho Power's debt and equity issuance decisions. As of March 31, 2014, IDACORP's and Idaho Power's capital structures were as follows:

	IDACORP	Idaho Power
Debt	47%	48%
Equity	53%	52%

Operating Cash Flows

IDACORP’s and Idaho Power’s operating cash inflows for the three months ended March 31, 2014 were each $97 million, increases of $43 million and $44 million, respectively, compared to the same period in 2013.  With the exception of cash flows related to income taxes, IDACORP’s operating cash flows are principally derived from the operating cash flows of Idaho Power.  Significant items that affected the comparability of the companies' operating cash flows in the first three months of 2014 compared to the same period in 2013 were as follows:

•
changes in regulatory assets and liabilities, mostly related to the relative amounts of power supply costs deferred and collected under the Idaho PCA mechanism, increased operating cash flows by $35 million; and

•
changes in working capital balances due primarily to timing, including fluctuations in accounts receivables as there was little change in outstanding accounts receivable in the first three months of 2014 compared to a large increase experienced during the first three months of 2013.

Investing Cash Flows

Investing activities consist primarily of capital expenditures related to new construction and improvements to Idaho Power’s generation, transmission, and distribution facilities.  IDACORP’s and Idaho Power’s net investing cash outflows for the three months ended March 31, 2014 were $55 million and $56 million, respectively. Investing cash outflows for 2014 and 2013 were primarily for construction of utility infrastructure needed to address Idaho Power’s aging plant and equipment and customer growth.

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

IDACORP’s and Idaho Power's financing cash outflows for the three months ended March 31, 2014 were $32 million and $23 million, respectively.  The following are significant items that affected financing cash flows in the first three months of 2014:

•	IDACORP and Idaho Power paid cash dividends of approximately $22 million; and

•	IDACORP had a net reduction of commercial paper borrowings of $7 million.

Financing Programs and Available Liquidity

IDACORP Equity Programs: On July 12, 2013, IDACORP entered into a Sales Agency Agreement with BNY Mellon Capital Markets, LLC (BNYMCM), under which IDACORP may offer and sell up to 3 million shares of its common stock from time to time through BNYMCM as IDACORP's agent. IDACORP has no obligation to sell any minimum number of shares under the Sales Agency Agreement. As of the date of this report, all 3 million shares of IDACORP common stock remain available for sale under the Sales Agency Agreement with BNYMCM.

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

On July 12, 2013, Idaho Power entered into a Selling Agency Agreement with eight banks named in the agreement in connection with the potential issuance and sale from time to time of up to $500 million in aggregate principal amount of first mortgage bonds, Series J (Series J Notes), under Idaho Power’s Indenture of Mortgage and Deed of Trust, dated as of October 1, 1937, as amended and supplemented (Indenture). Also on July 12, 2013, Idaho Power entered into the Forty-seventh Supplemental Indenture, dated as of July 1, 2013, to the Indenture. The Forty-seventh Supplemental Indenture provides for, among other items, the issuance of up to $500 million in aggregate principal amount of Series J Notes. As of the date of this report, Idaho Power has not sold any first mortgage bonds or debt securities under the Selling Agency Agreement and does not anticipate any issuances during the remainder of 2014, except for potential transactions the company believes may be particularly opportunistic based on capital market conditions.

The issuance of first mortgage bonds requires that Idaho Power meet interest coverage and security provisions set forth in the Indenture. Future issuances of first mortgage bonds are subject to satisfaction of covenants and security provisions set forth in the Indenture, market conditions, regulatory authorizations, and covenants contained in other financing agreements. The

Indenture limits the amount of additional first mortgage bonds that Idaho Power may issue to the sum of (a) the principal amount of retired first mortgage bonds and (b) 60 percent of total unfunded property additions, as defined in the Indenture of Mortgage and Deed of Trust. As of March 31, 2014, Idaho Power could issue approximately $1.4 billion of additional first mortgage bonds based on retired first mortgage bonds and total unfunded property additions. However, the Indenture of Mortgage and Deed of Trust further limits the maximum amount of first mortgage bonds at any one time outstanding to $2.0 billion, and as a result the maximum amount of first mortgage bonds Idaho Power could issue as of March 31, 2014 was limited to approximately $409 million. Idaho Power may increase the $2.0 billion limit on the maximum amount of first mortgage bonds outstanding by filing a supplemental indenture with the trustee as provided in the Indenture of Mortgage and Deed of Trust.

IDACORP and Idaho Power Credit Facilities: IDACORP and Idaho Power have $125 million and $300 million credit facilities, respectively. Each of the credit facilities may be used for general corporate purposes and commercial paper back-up. IDACORP's facility permits borrowings under a revolving line of credit of up to $125 million outstanding at any one time, including swingline loans not to exceed $15 million at any time and letters of credit not to exceed $50 million at any time. IDACORP's facility may be increased, subject to specified conditions, to $150 million. Idaho Power's facility permits borrowings through the issuance of loans and standby letters of credit of up to $300 million outstanding at any one time, including swingline loans not to exceed $30 million at any one time. Idaho Power's facility may be increased, subject to specified conditions, to $450 million. The interest rates for any borrowings under the facilities are based on either (1) a floating rate that is equal to the highest of the prime rate, federal funds rate plus 0.5 percent, or LIBOR rate plus 1.0 percent, or (2) the LIBOR rate, plus, in each case, an applicable margin. The applicable margin is based on IDACORP's or Idaho Power's, as applicable, senior unsecured long-term indebtedness credit rating, as set forth on a schedule to the credit agreements. The companies also pay a facility fee based on the respective company's credit rating for senior unsecured long-term debt securities.

Each facility contains a covenant requiring each company to maintain a leverage ratio of consolidated indebtedness to consolidated total capitalization equal to or less than 65 percent as of the end of each fiscal quarter. In determining the leverage ratio, “consolidated indebtedness” broadly includes all indebtedness of the respective borrower and its subsidiaries, including, in some instances, indebtedness evidenced by certain hybrid securities (as defined in the credit agreement). “Consolidated total capitalization” is calculated as the sum of all consolidated indebtedness, consolidated stockholders' equity of the borrower and its subsidiaries, and the aggregate value of outstanding hybrid securities. At March 31, 2014, the leverage ratios for IDACORP and Idaho Power were 47 percent and 48 percent, respectively. IDACORP's and Idaho Power's ability to utilize the credit facilities is conditioned upon their continued compliance with the leverage ratio covenants included in the credit facilities, which could limit the ability of the companies to issue first mortgage bonds and debt securities. There are additional covenants, subject to exceptions, that prohibit certain mergers, acquisitions, and investments, restrict the creation of certain liens, and prohibit entering into any agreements restricting dividend payments from any material subsidiary. At March 31, 2014, IDACORP and Idaho Power believe they were in compliance with all facility covenants. Further, IDACORP and Idaho Power do not believe they will be in violation or breach of their respective debt covenants during the next twelve months.

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

In October 2012 and 2013, IDACORP and Idaho Power executed agreements with the lenders, ultimately extending the maturity date under both credit agreements to October 26, 2018. No other terms of the credit agreements, including the amount of permitted borrowings under the credit agreements, were affected by the extensions.

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

Available Short-Term Borrowing Liquidity

The table below outlines available short-term borrowing liquidity as of the dates specified.

	March 31, 2014		December 31, 2013
	IDACORP(2)	Idaho Power	IDACORP(2)	Idaho Power
Revolving credit facility	$125,000	$300,000	$125,000	$300,000
Commercial paper outstanding	(47,300)	—	(54,750)	—
Identified for other use(1)	—	(24,245)	—	(24,245)
Net balance available	$77,700	$275,755	$70,250	$275,755
(1) Port of Morrow and American Falls bonds that Idaho Power could be required to purchase prior to maturity under the optional or mandatory purchase provisions of the bonds, if the remarketing agent for the bonds is unable to sell the bonds to third parties.

(2) Holding company only.

At April 25, 2014, IDACORP had no loans outstanding under its credit facility and $44.2 million of commercial paper outstanding, and Idaho Power had no loans outstanding under its credit facility and no commercial paper outstanding. The table below presents additional information about short-term commercial paper borrowing during the three months ended March 31, 2014.

	Three months ended
	March 31, 2014
	IDACORP(1)	Idaho Power
Commercial paper:
Period end:
Amount outstanding	$47,300	$—
Weighted average interest rate	0.31%	—%
Daily average amount outstanding during the period	$46,776	$—
Weighted average interest rate during the period	0.32%	—%
Maximum month-end balance	$47,300	$—
(1) Holding company only.

Impact of Credit Ratings on Liquidity and Collateral Obligations

IDACORP’s and Idaho Power’s access to capital markets, including the commercial paper market, and their respective financing costs in those markets, depends in part on their respective credit ratings.  There have been no changes to IDACORP's or Idaho Power's ratings or ratings outlook by Standard & Poor’s Ratings Services or Moody’s Investors Service from those included in the companies' Annual Report on Form 10-K for the year ended December 31, 2013. However, any rating can be revised upward or downward or withdrawn at any time by a rating agency if it decides that the circumstances warrant the change.

Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties.  As of March 31, 2014, Idaho Power had posted $1.0 million of performance assurance collateral.  Should Idaho Power experience a reduction in its credit rating on its unsecured debt to below investment grade Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral, and counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions.  Based upon Idaho Power’s current energy and fuel portfolio and market conditions as of March 31, 2014, the amount of additional collateral that could be requested upon a downgrade to below investment grade is approximately $3.7 million.  To minimize capital requirements, Idaho Power actively monitors its portfolio exposure and the potential exposure to additional requests for performance assurance collateral through sensitivity analysis.

Capital Requirements

Idaho Power's construction expenditures, excluding AFUDC, were $57.2 million during the three months ended March 31, 2014.  The table below presents Idaho Power's estimated cash requirements for construction, excluding AFUDC, for 2014 (including amounts incurred to-date during 2014) through 2018 (in millions of dollars).

	2014	2015	2016-2018
Ongoing capital expenditures (excluding item listed below in this table)	$235-245	$275-290	$855-900
Jim Bridger plant selective catalytic reduction (SCR) equipment	45-50	40-45	20-25
Total	$280-295	$315-335	$875-925

Major Infrastructure Projects: Idaho Power is engaged in the development of a number of significant projects and has entered into arrangements with third parties concerning joint infrastructure development. The discussion below provides a summary of certain of these projects and notable developments since the discussion of these matters included in Part II, Item 7 - “MD&A - Capital Requirements” in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2013. The discussion below should be read in conjunction with that report.

Boardman-to-Hemingway Line: The Boardman-to-Hemingway line, a proposed 300-mile, 500-kV transmission project between a station near Boardman, Oregon and the Hemingway station near Boise, Idaho, would provide transmission service to meet future resource needs. The Boardman-to-Hemingway line was included in the preferred resource portfolio in Idaho Power’s 2013 Integrated Resource Plan (IRP). In January 2012, Idaho Power entered into a joint funding agreement with PacifiCorp and the Bonneville Power Administration (BPA) to pursue permitting of the project. The joint funding agreement provides that Idaho Power's interest in the permitting phase of the project would be approximately 21 percent, and that during future negotiations relating to construction of the transmission line Idaho Power would seek to retain that percentage interest in the completed project. Assuming both other participants fund their full share of the total cost of the permitting phase of the project, Idaho Power's estimated share of the cost of the permitting phase of the project is approximately $18 million, including AFUDC. Total cost estimates for the project are between $890 million and $940 million, including AFUDC. This cost estimate excludes the impacts of inflation and price changes of materials and labor resources that may occur following the date of the estimate. Idaho Power's share of the permitting phase of the project (excluding AFUDC) is included in the capital requirements table above. Construction costs beyond the permitting phase are not included in the table above.

The permitting phase of the Boardman-to-Hemingway project is subject to review and approval by the U.S. Bureau of Land Management (BLM) (as the lead federal agency on behalf of other federal agencies), the U.S. Forest Service, and the Oregon Department of Energy. Idaho Power currently expects the BLM to issue a draft environmental impact statement (EIS) for the project during 2014. In light of the delays and siting impediments that have occurred and are expected, Idaho Power is unable to accurately determine an approximate in-service date for the line but continues to expect the in-service date would be in 2020 or beyond.

Idaho Power has expended approximately $56 million on the Boardman-to-Hemingway project through March 31, 2014. Pursuant to the terms of the joint funding arrangements, approximately $28 million of that amount must be reimbursed to Idaho Power by joint permitting participants for expenses Idaho Power incurred, $23 million of which Idaho Power had received as of March 31, 2014. An additional $14 million is subject to reimbursement at a later date from the joint permitting participants, assuming their continued participation in the project, for expenses Idaho Power incurred prior to execution of the joint funding arrangements. Idaho Power plans to seek recovery of its share of project costs through the regulatory process.

Gateway West Line: Idaho Power and PacifiCorp are pursuing the joint development of the Gateway West project, a 500-kV transmission project between a station located near Douglas, Wyoming and the Hemingway station. In January 2012, Idaho Power and PacifiCorp entered a new joint funding agreement for permitting of the project. Idaho Power's estimated cost for the permitting phase of the Gateway West project is approximately $29 million, including AFUDC. Idaho Power has expended approximately $25 million on the permitting phase of the project through March 31, 2014. As of the date of this report, Idaho Power estimates the total cost for its share of the project (including both permitting and construction) to be between $150 million and $300 million, including AFUDC. Idaho Power's share of the permitting phase of the project (excluding AFUDC) is included in the capital requirements table above. Construction costs are not included in the table above.

Idaho Power's interest in the Gateway West project applies to four of ten segments involved in the project, referred to as segments 6 (which Idaho Power had previously constructed and is included only for purposes of federal permitting related to the Gateway West project), 8, 9, and 10, comprised of 88, 126, 152, and 34 miles, respectively and each of which is 500-kV. The BLM released its record of decision prepared under the National Environmental Policy Act in November 2013. In its record of decision, the BLM identified its final decision on the routing of the project, issued right-of-way grants on public land for segments 1 through 7 and 10, and deferred a decision on segments 8 and 9 to resolve routing concerns in those areas. Several interested parties have appealed the BLM's record of decision, and Idaho Power has intervened in the proceedings. The BLM has asked the Boise District Regional Advisory Council to provide recommendations on routing, siting and mitigation/enhancements for segments 8 and 9. Once this recommendation is provided to the BLM, the additional federal permitting process requirements will be determined to complete the permitting of these two segments. In the record of decision, the BLM indicated that the additional process for further review of segments 8 and 9 could take one to two years.

2013 Integrated Resource Plan: The IPUC and OPUC require that Idaho Power biennially prepare an IRP. The IRP seeks to forecast Idaho Power's loads and resources for a 20-year period, analyzes potential supply-side and demand-side resource options, and identifies potential near-term and long-term actions. On June 28, 2013, Idaho Power filed its 2013 IRP with the IPUC and OPUC. The 2013 IRP also includes a preferred resource portfolio, which identifies the Boardman-to-Hemingway transmission line as the major near-term supply-side resource addition. The 2013 IRP also identifies a number of significant plant upgrades and environmental control technology installations. On February 24, 2014, the IPUC accepted the 2013 IRP and requested that Idaho Power continue monitoring environmental requirements at a national level and account for their impact in resource planning, collaborate with stakeholders on how best to use energy efficiency as a resource, be actively involved in matters relating to the North Valmy coal-fired power plant, and promptly apprise the IPUC of developments that could impact the company's continued reliance on that coal-fired resource.

Defined Benefit Pension Plan Contributions

Idaho Power contributed $30 million to the defined benefit pension plan in 2013 and $6.5 million in April 2014. Idaho Power's minimum contribution requirement for 2014 is estimated at $1.4 million. However, the company plans to contribute at least $20 million to the pension plan during 2014 in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions and to mitigate the cost of being in an underfunded position. In 2015 and beyond, Idaho Power expects significant contribution obligations under the pension plan. The primary impact of pension contributions is on the timing of cash flows, as cost recovery lags behind the timing of contributions.

Contractual Obligations

During the three months ended March 31, 2014, IDACORP's and Idaho Power's contractual obligations, outside the ordinary course of business, did not change materially from the amounts disclosed in their Annual Report on Form 10-K for the year ended December 31, 2013, except for the addition of five power purchase agreements with solar and other alternative energy developers for projects with a combined nameplate capacity of approximately 43 MW. Payments pursuant to these agreements are expected to total $164 million from 2014 to 2036.

Off-Balance Sheet Arrangements

IDACORP's and Idaho Power's off-balance sheet arrangements have not changed materially from those reported in MD&A in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2013.

REGULATORY MATTERS

Introduction

As a regulated utility, many of Idaho Power's fundamental business decisions are subject to the approval of governmental agencies. Idaho Power is under the jurisdiction (as to rates, service, accounting, and other general matters of utility operation) of the FERC, the IPUC, and the OPUC. The IPUC and the OPUC determine the rates that Idaho Power charges to its retail customers. Idaho Power is also under the regulatory jurisdiction of the IPUC, the OPUC, and the WPSC as to the issuance of debt and equity securities. Also, as a public utility under the Federal Power Act, Idaho Power has authority to charge market-based rates for wholesale energy sales under its FERC tariff and to provide transmission services under its OATT. Idaho Power uses general rate cases, cost adjustment mechanisms, and subject-specific filings to recover its costs of providing service and the costs of its energy efficiency and demand-side management programs, seeking to earn a return on investment where permitted by regulators. Idaho Power remains focused on communicating with regulators the necessity of investments to better serve its customers, the prudence of the costs incurred, and the importance of a reasonable return on investment for IDACORP's shareholders.

Idaho Power filed general rate cases in Idaho and Oregon, as well as a single-issue rate case for the Langley Gulch power plant in Idaho and Oregon, that resulted in the resetting of base rates in 2012. The outcomes of these and other significant proceedings are described in part in this report and further in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2013. In addition to the discussion below, which includes notable recent regulatory rate adjustments and mechanisms (including developments since the discussion of these matters in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2013), refer to Note 3 - “Regulatory Matters” to the condensed consolidated financial statements included in this report for additional information and updates relating to Idaho Power's regulatory matters and recent regulatory filings and orders.

Notable Rate Filings During 2014

During 2014 to-date, Idaho Power has filed applications in notable pending rate matters summarized in the table below.

Description	Status	Estimated Rate Impact(1)	Notes
Power Cost Adjustment Mechanism - Idaho Filing	Filed April 15, 2014; Pending	$11.1 million net PCA rate increase for the period from June 1, 2014 to May 31, 2015
The potential earnings impact of rate increases and decreases associated with the Idaho PCA mechanism is largely offset by associated increases and decreases in actual power supply costs and amortization of deferred power supply costs under the Idaho PCA mechanism.

Net Power Supply Expense Recovery	Approved by the IPUC	No net impact on revenues - resulted in the reallocation of costs collected via the Idaho PCA to Idaho base rates, effective June 1, 2014
Idaho Power requested an increase of approximately $106 million on a total-system basis in the normalized or “base level” power supply expense to be used to update base rates and in the determination of the PCA rate

Fixed Cost Adjustment - Idaho Filing	Filed March 14, 2014; Pending	$6.0 million increase in the FCA for the period from June 1, 2014 to May 31, 2015
The FCA is designed to remove Idaho Power’s financial disincentive to invest in energy efficiency programs by partially separating (or decoupling) the recovery of fixed costs from the volumetric kilowatt-hour charge and linking it instead to a set amount per customer.

(1) The annual amount collected in rates is typically not recovered on a straight-line basis (i.e., 1/12th per month), and is instead recovered in proportion to general business sales volumes.

Idaho ROE Support in 2014 from December 2011 Regulatory Settlement Stipulation

Idaho Power has in place a regulatory mechanism that it believes affords an element of earnings stability for 2014. In December 2011, the IPUC issued an order, separate from the then-pending Idaho general rate case proceeding, approving a settlement stipulation that provides as follows:

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

As Idaho Power's 2012 and 2013 Idaho ROE exceeded 10.5 percent, Idaho Power did not amortize additional ADITC in 2012 or 2013, but instead shared earnings with customers, as described in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report. Based on Idaho Power's March 31, 2014 estimate of full-year 2014

Idaho ROE, Idaho Power expects to amortize less than $5.0 million of additional ADITC in 2014, including the amount recorded in the first quarter of 2014, pursuant to the terms of the settlement stipulation.

Idaho Power expects to file an application with the IPUC, as early as late May 2014, requesting an extension of the terms of the December 2011 Idaho regulatory settlement stipulation. As of the date of this report, Idaho Power expects to request in its application terms and conditions of a new regulatory settlement stipulation that are similar to those included in the December 2011 settlement stipulation described above.

Change in Deferred Net Power Supply Costs and the Power Cost Adjustment Mechanism

Deferred power supply costs represent certain differences between Idaho Power's actual net power supply costs and the costs included in its retail rates, the latter being based on annual forecasts of power supply costs. Deferred power supply costs are recorded on the balance sheets for future recovery or refund through customer rates. The table below summarizes the change in deferred net power supply costs during the three months ended March 31, 2014.

	Idaho	Oregon(1)	Total
Balance at December 31, 2013	$84,843	$6,611	$91,454
Current period net power supply costs accrued	(2,207)	—	(2,207)
Prior amounts recovered through rates	(10,632)	(533)	(11,165)
SO2 allowance and renewable energy certificate (REC) sales	(1,191)	(52)	(1,243)
Interest and other	181	105	286
Balance at March 31, 2014	$70,994	$6,131	$77,125
(1) Oregon power supply cost deferrals are subject to a statute that specifically limits rate amortizations of deferred costs to six percent of gross Oregon revenue per year (approximately $3 million).  Deferrals are amortized sequentially.

Idaho Power's PCA mechanisms in its Idaho and Oregon jurisdictions address the volatility of power supply costs and provide for annual adjustments to the rates charged to retail customers. The PCA mechanism and associated financial impacts are described in "Results of Operations" in this MD&A.  Idaho Power's pending application at the IPUC requesting an $11.1 million net increase in PCA rates for the 2014-2015 PCA collection period from June 1, 2014 to May 31, 2015, is discussed in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report. Previously, in May 2013 the IPUC issued an order authorizing a $140.4 million increase in Idaho PCA rates, effective for the 2013-2014 PCA collection period.

With the exception of power supply expenses incurred under PURPA and certain demand response program costs that are passed through to customers substantially in full, the PCA allows Idaho Power to pass through to customers 95 percent of the differences in actual net power supply expenses as compared to forecasted base net power supply expenses, whether positive or negative. Thus, the primary financial statement impact of power supply cost deferrals is that cash is paid out but recovery of those costs from customers does not occur until a future period, impacting operating cash flows from year to year.

Since 2010, when Idaho Power's normalized level of net power supply expenses in Idaho base rates were last established through a full rate proceeding, many of the individual cost and revenue components of these "base level" net power supply expenses changed significantly and permanently. These ongoing and permanent costs were being recovered through the Idaho PCA. The primary components contributing to the increase in net power supply expenses are increased energy purchases pursuant to PURPA, lower surplus energy sales revenue resulting from lower energy market prices, and the elimination of anticipated offsetting revenues from one special contract customer. In light of these permanent increases, on November 1, 2013, Idaho Power filed an application with the IPUC requesting an increase of approximately $106 million on a total-system basis in the normalized or “base level” power supply expense to be used to update base rates and in the determination of the PCA rate that will become effective June 1, 2014.  On March 21, 2014, the IPUC issued an order approving Idaho Power's application. This will remove the Idaho-jurisdiction portion of those expenses from collection via the Idaho PCA mechanism and instead result in Idaho Power collecting that portion in base rates. Approval of the application results in no change in the aggregate amount collected through base rates and the PCA mechanism. Idaho Power expects, however, that approval will reduce the magnitude of any base rate increase requested in Idaho Power's next general rate case application filed with the IPUC.

Bulk-System Reliability Standards

In March 2014, the FERC directed the North American Electric Reliability Corporation (NERC), pursuant to the Federal Power Act, to submit for approval reliability standards that will require electric utilities to take steps or demonstrate that they have taken steps to address physical security risks and vulnerabilities related to the reliable operation of the bulk-power system. This will require utilities to identify facilities on the bulk-power system that are critical to the reliable operation of the system and develop, validate, and implement plans to protect against physical attacks that may compromise the operability or recovery of the facilities. Idaho Power expects that NERC will issue the proposed rules in mid-2014. Idaho Power has in place a number of physical security measures for its infrastructure. However, the NERC's proposed standards may expand the scope of protections such that Idaho Power would be required to further enhance its existing physical security measures. Depending on the extent of the final requirements, and the number of Idaho Power's assets to which the physical security requirements will apply, Idaho Power's costs associated with physical security could increase. Idaho Power would seek to recover those increased costs through the regulatory process.

Renewable and Other Energy Contracts, Renewable Energy Certificates, and Emission Allowances

Sale of Renewable Energy Certificates: Pursuant to an IPUC order, Idaho Power continues to sell its near-term RECs and is returning to customers their share (95 percent in the Idaho jurisdiction) of those proceeds through the PCA.  Idaho Power's REC sales were $1.3 million for the three months ended March 31, 2014 as compared with nominal sales for the same period of 2013. The comparative increase in REC sales resulted primarily from the execution of new bundled REC purchase and sale agreements with third parties.

Renewable and Other Energy Contracts: Idaho Power purchases wind power from both cogeneration and small power production (CSPP) and non-CSPP facilities, including its largest non-CSPP wind power project -- the Elkhorn Valley wind project with a 101 MW nameplate capacity. As of March 31, 2014, Idaho Power had contracts to purchase energy from on-line CSPP wind power projects with a combined nameplate rating of 577 MW and an additional 40 MW of CSPP wind power projects not on-line and scheduled to come on line by year-end 2016.  In addition to its power purchase arrangements with wind power generators, Idaho Power has contracts for the purchase of power from other CSPP and non-CSPP renewable generation sources, such as biomass, solar, small hydroelectric projects, and two geothermal projects. As of March 31, 2014, Idaho Power had the number and nameplate capacity of signed CSPP-related agreements with terms ranging from one to 35 years set forth in the table below.

Status	Number of CSPP Contracts	Nameplate Capacity (MW)
On-line as of March 31, 2014	103	777
Contracted and projected to come on-line by year-end 2016	11	103

Pursuant to the requirements of Section 210 of PURPA, the IPUC and OPUC have each issued orders and rules regulating Idaho Power's purchase of power from CSPP facilities.  A key component of the PURPA power purchase contracts is the energy price contained within the agreements.  Regulatory-mandated execution of PURPA agreements may result in Idaho Power acquiring energy that it does not need to serve customer loads at above wholesale market prices and require additional operational integration measures, thus increasing costs to Idaho Power's customers.  Substantially all PURPA power purchase costs are recovered through base rates and Idaho Power's PCA mechanisms, and thus the primary impact of PURPA agreements is on customer rates.

Relicensing of Hydroelectric Projects

Costs for the relicensing of Idaho Power's hydroelectric projects are recorded in construction work in progress until new multi-year licenses are issued by the FERC, at which time the charges are transferred to electric plant in service. Idaho Power expects to seek recovery of relicensing costs through the ratemaking process. Relicensing costs of $184 million for the HCC, Idaho Power's largest hydroelectric complex and a major relicensing effort, were included in construction work in progress at March 31, 2014. As of the date of this report, the IPUC authorizes Idaho Power to include in its Idaho jurisdiction rates approximately $6.5 million annually ($10.7 million grossed up for income taxes) of AFUDC relating to the HCC relicensing project. Collecting these amounts now will reduce the amount collected in the future when HCC relicensing costs are approved for recovery in base rates. As of March 31, 2014, Idaho Power's regulatory liability for collection of AFUDC relating to the HCC was $62.3 million, including $21.5 million for the income tax gross up and $7.4 million of carrying charges on the balance.

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

Current and future environmental laws and regulations will increase the cost of operating coal-fired power plants and constructing new facilities, in large part through the installation of additional pollution control devices at existing generating plants, and could result in Idaho Power discontinuing the operation of one or more coal-fired plants if operation becomes uneconomical. These regulations could, in turn, affect IDACORP's and Idaho Power's results of operations and financial condition if the costs associated with these environmental requirements and plant shut-downs cannot be fully recovered in rates on a timely basis.  Part I - “Business - Environmental Regulation and Costs” in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2013 includes a summary of Idaho Power's expected capital and operating expenditures for environmental matters during the period from 2014 to 2016. Given the uncertainty of future environmental regulations, Idaho Power is unable to predict its environmental-related expenditures beyond that time, though they could be substantial.

Included below is a summary of notable developments in environmental and related issues impacting Idaho Power since the discussion of these and other matters included in Part II, Item 7 - “MD&A - Environmental Issues” and “MD&A - Liquidity and Capital Resources - Capital Requirements - Environmental Regulation Costs” in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2013.

Clean Air Act Development

Regional Haze Rules - Update to Wyoming Implementation Plan: In accordance with federal regional haze rules under the CAA, coal-fired utility boilers are subject to regional haze - best available retrofit technology (RH BART) if they were built between 1962 and 1977 and affect any "Class I" (wilderness) areas. This includes all four units at the Jim Bridger coal-fired plant. In December 2009, the Wyoming Department of Environmental Quality (WDEQ) issued a RH BART permit to PacifiCorp as the operator of the Jim Bridger plant. As part of the WDEQ's long term strategy for regional haze, the permit requires that PacifiCorp install SCR equipment for NOx control at Jim Bridger Units 3 and 4 by December 31, 2015 and December 31, 2016, respectively, and submit an application by January 15, 2015 to install add-on NOx controls at Jim Bridger unit 1 by 2022 and unit 2 by 2021. In November 2010, PacifiCorp and the WDEQ signed a settlement agreement under which PacifiCorp agreed to the timing and nature of the controls. However, the settlement agreement was conditioned on the EPA ultimately approving those portions of the Wyoming Regional Haze State Implementation Plan (RH SIP) that are consistent with the terms of the settlement agreement. On January 10, 2014, the EPA approved the portion of Wyoming's RH SIP relating to the Jim Bridger plant, with the NOx control compliance dates set forth in the settlement agreement, and approved and disapproved other portions of the RH SIP. Several interested parties have appealed the EPA's decisions on Wyoming's RH SIP on various grounds. Idaho Power has not appealed the EPA's decisions but intends to participate in the appeals if and to the extent the Jim Bridger plant could be affected.

Clean Water Act Development

On April 21, 2014, the EPA and U.S. Army Corps of Engineers jointly published for public comment a proposed rule to revise the definition of "waters of the United States" for purposes of the CWA. The proposed rule would potentially expand federal jurisdiction under the CWA beyond traditional navigable waters, interstate waters, territorial seas, tributaries, and adjacent wetlands, to a number of other waters, including waters with a "significant nexus" to those traditional waters. The rule could trigger substantial additional permitting and regulatory requirements under multiple provisions of the CWA. Idaho Power is analyzing the proposed rules but as of the date of this report is unable to determine the impact of the proposed rules, should they become final rules, on its operations.

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

IDACORP’s and Idaho Power’s critical accounting policies are reviewed by the audit committees of the boards of directors.  These policies have not changed materially from the discussion of those policies included under “Critical Accounting Policies and Estimates” in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2013.

Recently Issued Accounting Pronouncements

See Note 1 - "Summary of Significant Accounting Policies" to the condensed consolidated financial statements included in this report for a summary of significant accounting policies, including the discussion under "Change in Method of Accounting for Investments in Qualified Affordable Housing Projects," relating to IDACORP's adoption in 2013, with retrospective effect, of an accounting policy election to account for investments in qualified affordable housing projects using the proportional amortization method. This method change resulted in a $1.7 million increase in IDACORP's net income in the first quarter of 2013 compared to the amount recorded under the previously applied method.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IDACORP is exposed to market risks, including changes in interest rates, changes in commodity prices, credit risk, and equity price risk.  The following discussion summarizes these risks and the financial instruments, derivative instruments, and derivative commodity instruments sensitive to changes in interest rates, commodity prices, and equity prices that were held at March 31, 2014. IDACORP has not entered into any of these market-risk-sensitive instruments for trading purposes.

Interest Rate Risk

IDACORP manages interest expense and short- and long-term liquidity through a combination of fixed rate and variable rate debt.  Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly-rated financial institutions may be used to achieve the desired combination.

Variable Rate Debt:  As of March 31, 2014, IDACORP had $71.4 million in net floating rate debt. The fair market value of this debt was $71.4 million. Assuming no change in financial structure, if variable interest rates were to average one percentage point higher than the average rate on March 31, 2014, interest rate expense would increase and pre-tax earnings would decrease by approximately $0.7 million.

Fixed Rate Debt:  As of March 31, 2014, IDACORP had $1.6 billion in fixed rate debt, with a fair market value equal to $1.7 billion.  These instruments are fixed rate and, therefore, do not expose the companies to a loss in earnings due to changes in market interest rates.  However, the fair value of these instruments would increase by approximately $192 million if market interest rates were to decline by one percentage point from their March 31, 2014 levels.

Commodity Price Risk

IDACORP's exposure to changes in commodity prices is related to Idaho Power's ongoing utility operations that produce electricity to meet the demand of its retail electric customers. These changes in commodity prices are mitigated in large part by Idaho Power's Idaho and Oregon PCA mechanisms. To supplement its generation resources and balance its supply of power with the demand of its retail customers, Idaho Power participates in the wholesale marketplace. IDACORP’s commodity price risk as of March 31, 2014 had not changed materially from that reported in Item 7A of IDACORP's Annual Report on Form 10-K for the year ended December 31, 2013.  Information regarding Idaho Power’s use of derivative instruments to manage commodity price risk can be found in Note 11 – “Derivative Financial Instruments” to the condensed consolidated financial statements included in this report.

Credit Risk

IDACORP is subject to credit risk based on Idaho Power's activity with market counterparties.  Idaho Power is exposed to this risk to the extent that a counterparty may fail to fulfill a contractual obligation to provide energy, purchase energy, or complete financial settlement for market activities.  Idaho Power mitigates this exposure by actively establishing credit limits; measuring, monitoring, and reporting credit risk using appropriate contractual arrangements; and transferring of credit risk through the use of financial guarantees, cash, or letters of credit.  Idaho Power maintains a current list of acceptable counterparties and credit limits.

The use of performance assurance collateral in the form of cash, letters of credit, or guarantees is common industry practice.  Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties.  As of March 31, 2014, Idaho Power had posted $1.0 million of performance assurance collateral.  Should Idaho Power experience a reduction in its credit rating on Idaho Power's unsecured debt to below investment grade Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral.  Counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions.  Based upon Idaho Power's energy and fuel portfolio and market conditions as of March 31, 2014, the amount of collateral that could be requested upon a downgrade to below investment grade was approximately $3.7 million.  To minimize capital requirements, Idaho Power actively monitors the portfolio exposure and the potential exposure to additional requests for performance assurance collateral calls through sensitivity analysis.

IDACORP's credit risk related to uncollectible accounts, net of amounts reserved, as of March 31, 2014 had not changed materially from that reported in Item 7A of IDACORP's Annual Report on Form 10-K for the year ended December 31, 2013. Additional information regarding Idaho Power’s management of credit risk and credit contingent features can be found in Note 11 – “Derivative Financial Instruments” to the condensed consolidated financial statements included in this report.

Equity Price Risk

IDACORP is exposed to price fluctuations in equity markets, primarily through Idaho Power's defined benefit pension plan assets, a mine reclamation trust fund owned by an equity-method investment of Idaho Power, and other equity security investments at Idaho Power. The equity securities held by the pension plan and in such accounts are diversified to achieve broad market participation and reduce the impact of any single investment, sector, or geographic region. Idaho Power has established asset allocation targets for the pension plan holdings, which are described in Note 10 - "Benefit Plans" to the notes to the consolidated financial statements included in IDACORP's Annual Report on Form 10-K for the year ended December 31, 2013. IDACORP’s equity price risk as of March 31, 2014 had not changed materially from that reported in Item 7A of IDACORP's Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

IDACORP:  The Chief Executive Officer and the Chief Financial Officer of IDACORP, based on their evaluation of IDACORP’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2014, have concluded that IDACORP’s disclosure controls and procedures are effective as of that date.

Idaho Power:  The Chief Executive Officer and the Chief Financial Officer of Idaho Power, based on their evaluation of Idaho Power’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2014, have concluded that Idaho Power’s disclosure controls and procedures are effective as of that date.

Changes in Internal Control Over Financial Reporting

There have been no changes in IDACORP’s or Idaho Power’s internal control over financial reporting during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, IDACORP’s or Idaho Power’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Refer to Note 8 - “Contingencies” to the condensed consolidated financial statements included in this report for information regarding certain legal and administrative proceedings in which the registrants are involved.

ITEM 1A.  RISK FACTORS

The factors discussed in Part I - Item 1A - “Risk Factors” in IDACORP’s and Idaho Power’s Annual Report on Form 10-K for the year ended December 31, 2013, could materially affect IDACORP’s and Idaho Power’s business, financial condition, or future results. In addition to those risk factors and other risks discussed in this report, see "Forward-Looking Statements" in this report for additional factors that could have a significant impact on IDACORP's or Idaho Power's operations, results of operations, or financial condition and could cause actual results to differ materially from those anticipated in forward-looking statements.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Restrictions on Dividends

See Note 5 - “Common Stock” to the condensed consolidated financial statements included in this report for a description of restrictions on IDACORP’s and Idaho Power’s payment of dividends.

Issuer Purchases of Equity Securities

During the quarter ended March 31, 2014, IDACORP effected the following repurchases of its common stock:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2014 - January 31, 2014	12,706	$50.84	—	—
February 1, 2014 - February 28, 2014	32,308	55.67	—	—
March 1, 2014 - March 31, 2014	355	55.47	—	—
Total	45,369	$54.32	—	—
(1) These shares were withheld for taxes upon vesting of restricted stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

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

IDACORP, INC.
(Registrant)

Date:	May 1, 2014	By:	/s/ Darrel T. Anderson
Darrel T. Anderson
President and Chief Executive Officer

Date:	May 1, 2014	By:	/s/ Steven R. Keen
Steven R. Keen
Senior Vice President, Chief Financial
Officer, and Treasurer

IDAHO POWER COMPANY
(Registrant)

Date:	May 1, 2014	By:	/s/ Darrel T. Anderson
Darrel T. Anderson
President and Chief Executive Officer

Date:	May 1, 2014	By:	/s/ Steven R. Keen
Steven R. Keen
Senior Vice President, Chief Financial
Officer, and Treasurer

EXHIBIT INDEX

The following exhibits are filed or furnished, as applicable, with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014:

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