Form 10-Q
period 2014-06-30
IDACORP INC; IDAHO POWER CO
filed 2014-07-31
CIK 1057877, 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).
IDACORP, Inc.: Yes No X   Idaho Power Company: Yes No X

Number of shares of common stock outstanding as of July 25, 2014:
IDACORP, Inc.:        50,268,748
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

COMMONLY USED TERMS

The following select abbreviations, terms, or acronyms are commonly used or found in multiple locations in this report:

ADITC	-	Accumulated Deferred Investment Tax Credits
AFUDC	-	Allowance for Funds Used During Construction
BCC	-	Bridger Coal Company, a joint venture of IERCo
BLM	-	U.S. Bureau of Land Management
CAA	-	Clean Air Act
CO2	-	Carbon Dioxide
CSPP	-	Cogeneration and Small Power Production
CWA	-	Clean Water Act
EIS	-	Environmental Impact Statement
EPA	-	U.S. Environmental Protection Agency
FCA	-	Fixed Cost Adjustment
FERC	-	Federal Energy Regulatory Commission
HCC	-	Hells Canyon Complex
IDACORP	-	IDACORP, Inc., an Idaho corporation
Idaho Power	-	Idaho Power Company, an Idaho corporation
Idaho ROE	-	Idaho-jurisdiction return on year-end equity
Ida-West	-	Ida-West Energy, a subsidiary of IDACORP, Inc.
IERCo	-	Idaho Energy Resources Co., a subsidiary of Idaho Power Company
IESCo	-	IDACORP Energy Services Co., a subsidiary of IDACORP, Inc.
IFS	-	IDACORP Financial Services, a subsidiary of IDACORP, Inc.
IPUC	-	Idaho Public Utilities Commission
IRP	-	Integrated Resource Plan
kW	-	Kilowatt
MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MW	-	Megawatt
MWh	-	Megawatt-hour
NOx	-	Nitrogen Oxide
O&M	-	Operations and Maintenance
OATT	-	Open Access Transmission Tariff
OPUC	-	Public Utility Commission of Oregon
PCA	-	Power Cost Adjustment
PURPA	-	Public Utility Regulatory Policies Act of 1978
REC	-	Renewable Energy Certificate
SCR	-	Selective Catalytic Reduction
SEC	-	U.S. Securities and Exchange Commission
SMSP	-	Security Plan for Senior Management Employees
SO2	-	Sulfur Dioxide
SRBA	-	Snake River Basin Adjudication
WPSC	-	Wyoming Public Service Commission

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to the historical information contained in this report, this report contains (and oral communications made by IDACORP, Inc. and Idaho Power Company may contain) statements that relate to future events and expectations, such as statements regarding projected or future financial performance, cash flows, capital expenditures, dividends, capital structure or ratios, strategic goals, challenges, objectives, and plans for future operations. Such statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, or future events or performance, often, but not always, through the use of words or phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "may result," "may continue," "may allow," "continues," or similar expressions, are not statements of historical facts and may be forward-looking. Forward-looking statements are not guarantees of future performance and involve estimates, assumptions, risks, and uncertainties. Actual results, performance, or outcomes may differ materially from the results discussed in the statements.  In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in forward-looking statements include those factors set forth in this report, IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2013, particularly Part I, Item 1A - “Risk Factors” and Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations" of that report, subsequent reports filed by IDACORP and Idaho Power with the Securities and Exchange Commission, and the following important factors:

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

IDACORP, Inc.
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(thousands of dollars except for per share amounts)
Operating Revenues:
Electric utility:
General business	$282,147	$264,432	$526,979	$496,651
Off-system sales	11,731	4,527	40,941	20,428
Other revenues	22,777	33,897	41,055	50,146
Total electric utility revenues	316,655	302,856	608,975	567,225
Other	1,128	1,092	1,527	1,652
Total operating revenues	317,783	303,948	610,502	568,877
Operating Expenses:
Electric utility:
Purchased power	62,437	49,151	106,233	92,008
Fuel expense	34,443	41,878	89,771	91,044
Power cost adjustment	9,141	(13,299)	24,164	(28,009)
Other operations and maintenance	87,452	83,154	167,973	162,939
Energy efficiency programs	7,620	19,732	12,344	24,202
Depreciation	32,952	32,232	65,827	64,142
Taxes other than income taxes	8,241	8,054	16,345	16,226
Total electric utility expenses	242,286	220,902	482,657	422,552
Other	3,688	3,640	7,458	7,485
Total operating expenses	245,974	224,542	490,115	430,037
Operating Income	71,809	79,406	120,387	138,840
Allowance for Equity Funds Used During Construction	4,459	3,528	8,538	7,143
Earnings of Unconsolidated Equity-Method Investments	1,510	442	2,493	3,141
Other Income, Net	1,252	1,588	3,540	2,414
Interest Expense:
Interest on long-term debt	20,141	20,793	40,282	40,462
Other interest	1,946	1,732	3,805	3,484
Allowance for borrowed funds used during construction	(2,145)	(1,876)	(4,109)	(3,807)
Total interest expense, net	19,942	20,649	39,978	40,139
Income Before Income Taxes	59,088	64,315	94,980	111,399
Income Tax Expense	14,391	17,676	23,098	29,719
Net Income	44,697	46,639	71,882	81,680
Adjustment for (income) loss attributable to noncontrolling interests	(157)	(137)	62	16
Net Income Attributable to IDACORP, Inc.	$44,540	$46,502	$71,944	$81,696
Weighted Average Common Shares Outstanding - Basic (000’s)	50,133	50,056	50,133	50,047
Weighted Average Common Shares Outstanding - Diluted (000’s)	50,156	50,108	50,166	50,086
Earnings Per Share of Common Stock:
Earnings Attributable to IDACORP, Inc. - Basic	$0.89	$0.93	$1.44	$1.63
Earnings Attributable to IDACORP, Inc. - Diluted	$0.89	$0.93	$1.43	$1.63
Dividends Declared Per Share of Common Stock	$0.43	$0.38	$0.86	$0.76

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(thousands of dollars)

Net Income	$44,697	$46,639	$71,882	$81,680
Other Comprehensive Income:
Net unrealized holding gains arising during the period, net of tax of $0, $167, $0 and $925	—	259	—	1,440
Unfunded pension liability adjustment, net of tax of $277, $298, $555 and $596	432	465	864	930
Total Comprehensive Income	45,129	47,363	72,746	84,050
Comprehensive (income) loss attributable to noncontrolling interests	(157)	(137)	62	16
Comprehensive Income Attributable to IDACORP, Inc.	$44,972	$47,226	$72,808	$84,066

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2014	December 31, 2013
	(thousands of dollars)
Assets

Current Assets:
Cash and cash equivalents	$50,621	$78,162
Receivables:
Customer (net of allowance of $2,017 and $2,349, respectively)	98,000	97,873
Other (net of allowance of $155 and $153, respectively)	8,663	15,274
Taxes receivable	—	156
Accrued unbilled revenues	70,896	63,507
Materials and supplies (at average cost)	55,316	53,643
Fuel stock (at average cost)	44,029	41,546
Prepayments	17,722	15,338
Deferred income taxes	29,545	46,874
Current regulatory assets	69,953	61,837
Other	2,250	2,401
Total current assets	446,995	476,611
Investments	162,916	159,072
Property, Plant and Equipment:
Utility plant in service	5,149,226	5,080,402
Accumulated provision for depreciation	(1,804,567)	(1,766,680)
Utility plant in service - net	3,344,659	3,313,722
Construction work in progress	370,895	327,000
Utility plant held for future use	7,090	7,090
Other property, net of accumulated depreciation	17,423	17,229
Property, plant and equipment - net	3,740,067	3,665,041
Other Assets:
American Falls and Milner water rights	14,219	15,803
Company-owned life insurance	19,614	22,037
Regulatory assets	956,003	978,234
Long-term receivables (net of allowance of $885 and $885, respectively)	6,115	4,811
Other	43,940	42,954
Total other assets	1,039,891	1,063,839
Total	$5,389,869	$5,364,563

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2014	December 31, 2013
	(thousands of dollars)
Liabilities and Equity

Current Liabilities:
Current maturities of long-term debt	$1,064	$1,064
Notes payable	37,200	54,750
Accounts payable	82,424	91,519
Taxes accrued	27,739	13,302
Interest accrued	22,693	22,764
Accrued compensation	32,989	38,510
Current regulatory liabilities	6,447	10,684
Other	25,702	17,779
Total current liabilities	236,258	250,372
Other Liabilities:
Deferred income taxes	980,139	969,593
Regulatory liabilities	376,820	375,873
Pension and other postretirement benefits	247,776	244,627
Other	48,656	54,100
Total other liabilities	1,653,391	1,644,193
Long-Term Debt	1,614,316	1,615,258
Commitments and Contingencies
Equity:
IDACORP, Inc. shareholders’ equity:
Common stock, no par value (shares authorized 120,000,000; 50,307,512 and 50,233,463 shares issued, respectively)	841,718	839,750
Retained earnings	1,056,133	1,027,461
Accumulated other comprehensive loss	(15,689)	(16,553)
Treasury stock (38,764 and 718 shares at cost, respectively)	(286)	(8)
Total IDACORP, Inc. shareholders’ equity	1,881,876	1,850,650
Noncontrolling interests	4,028	4,090
Total equity	1,885,904	1,854,740
Total	$5,389,869	$5,364,563

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2014	2013
	(thousands of dollars)
Operating Activities:
Net income	$71,882	$81,680
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,857	66,025
Deferred income taxes and investment tax credits	4,933	17,747
Changes in regulatory assets and liabilities	29,513	(24,727)
Pension and postretirement benefit plan expense	13,937	14,672
Contributions to pension and postretirement benefit plans	(8,837)	(12,391)
Earnings of unconsolidated equity-method investments	(2,493)	(3,141)
Distributions from unconsolidated equity-method investments	—	7,989
Allowance for equity funds used during construction	(8,538)	(7,143)
Other non-cash adjustments to net income, net	1,170	1,198
Change in:
Accounts receivable	6,258	1,466
Accounts payable and other accrued liabilities	(13,663)	(12,204)
Taxes accrued/receivable	15,561	13,646
Other current assets	(16,943)	(30,061)
Other current liabilities	7,710	6,552
Other assets	1,173	(582)
Other liabilities	(6,213)	(6,517)
Net cash provided by operating activities	163,307	114,209
Investing Activities:
Additions to property, plant and equipment	(128,326)	(109,059)
Proceeds from the sale of emission allowances and RECs	2,615	480
Distributions from affordable housing investments	848	1,642
Investments in unconsolidated affiliates	(1,639)	—
Other	(946)	2,371
Net cash used in investing activities	(127,448)	(104,566)
Financing Activities:
Issuance of long-term debt	—	150,000
Retirement of long-term debt	(1,064)	(1,064)
Dividends on common stock	(43,419)	(38,313)
Net change in short-term borrowings	(17,550)	(7,800)
Issuance of common stock	160	255
Acquisition of treasury stock	(2,737)	(2,124)
Other	1,210	(969)
Net cash (used in) provided by financing activities	(63,400)	99,985
Net (decrease) increase in cash and cash equivalents	(27,541)	109,628
Cash and cash equivalents at beginning of the period	78,162	26,527
Cash and cash equivalents at end of the period	$50,621	$136,155
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$4,686	$60
Interest (net of amount capitalized)	$38,739	$37,610
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$21,395	$12,348

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Six months ended June 30,
	2014	2013
	(thousands of dollars)
Common Stock
Balance at beginning of period	$839,750	$834,922
Issued	160	255
Other	1,808	1,383
Balance at end of period	841,718	836,560
Retained Earnings
Balance at beginning of period	1,027,461	923,981
Net income attributable to IDACORP, Inc.	71,944	81,696
Common stock dividends ($0.86 and $0.76 per share)	(43,272)	(38,192)
Balance at end of period	1,056,133	967,485
Accumulated Other Comprehensive (Loss) Income
Balance at beginning of period	(16,553)	(17,116)
Unrealized gain on securities (net of tax)	—	1,440
Unfunded pension liability adjustment (net of tax)	864	930
Balance at end of period	(15,689)	(14,746)
Treasury Stock
Balance at beginning of period	(8)	(21)
Issued	2,459	2,132
Acquired	(2,737)	(2,124)
Balance at end of period	(286)	(13)
Total IDACORP, Inc. shareholders’ equity at end of period	1,881,876	1,789,286
Noncontrolling Interests
Balance at beginning of period	4,090	4,213
Net loss attributable to noncontrolling interests	(62)	(16)
Balance at end of period	4,028	4,197
Total equity at end of period	$1,885,904	$1,793,483

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(thousands of dollars)
Operating Revenues:
General business	$282,147	$264,432	$526,979	$496,651
Off-system sales	11,731	4,527	40,941	20,428
Other revenues	22,777	33,897	41,055	50,146
Total operating revenues	316,655	302,856	608,975	567,225
Operating Expenses:
Operation:
Purchased power	62,437	49,151	106,233	92,008
Fuel expense	34,443	41,878	89,771	91,044
Power cost adjustment	9,141	(13,299)	24,164	(28,009)
Other operations and maintenance	87,452	83,154	167,973	162,939
Energy efficiency programs	7,620	19,732	12,344	24,202
Depreciation	32,952	32,232	65,827	64,142
Taxes other than income taxes	8,241	8,054	16,345	16,226
Total operating expenses	242,286	220,902	482,657	422,552
Income from Operations	74,369	81,954	126,318	144,673
Other Income (Expense):
Allowance for equity funds used during construction	4,459	3,528	8,538	7,143
Earnings (losses) of unconsolidated equity-method investments	721	(378)	1,968	2,256
Other expense, net	(1,591)	(1,215)	(2,019)	(3,374)
Total other income	3,589	1,935	8,487	6,025
Interest Charges:
Interest on long-term debt	20,141	20,793	40,282	40,462
Other interest	1,890	1,637	3,688	3,284
Allowance for borrowed funds used during construction	(2,145)	(1,876)	(4,109)	(3,807)
Total interest charges	19,886	20,554	39,861	39,939
Income Before Income Taxes	58,072	63,335	94,944	110,759
Income Tax Expense	15,419	18,352	24,390	31,730
Net Income	$42,653	$44,983	$70,554	$79,029

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(thousands of dollars)

Net Income	$42,653	$44,983	$70,554	$79,029
Other Comprehensive Income:
Net unrealized holding gains arising during the period, net of tax of $0, $167, $0 and $925	—	259	—	1,440
Unfunded pension liability adjustment, net of tax of $277, $298, $555 and $596	432	465	864	930
Total Comprehensive Income	$43,085	$45,707	$71,418	$81,399

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2014	December 31, 2013
	(thousands of dollars)
Assets

Electric Plant:
In service (at original cost)	$5,149,226	$5,080,402
Accumulated provision for depreciation	(1,804,567)	(1,766,680)
In service - net	3,344,659	3,313,722
Construction work in progress	370,895	327,000
Held for future use	7,090	7,090
Electric plant - net	3,722,644	3,647,812
Investments and Other Property	137,540	131,520
Current Assets:
Cash and cash equivalents	42,848	66,535
Receivables:
Customer (net of allowance of $2,017 and $2,349, respectively)	98,000	97,873
Other (net of allowance of $155 and $153, respectively)	8,378	14,290
Accrued unbilled revenues	70,896	63,507
Materials and supplies (at average cost)	55,316	53,643
Fuel stock (at average cost)	44,029	41,546
Prepayments	17,597	15,204
Deferred income taxes	—	12,386
Current regulatory assets	69,953	61,837
Other	2,250	2,401
Total current assets	409,267	429,222
Deferred Debits:
American Falls and Milner water rights	14,219	15,803
Company-owned life insurance	19,614	22,037
Regulatory assets	956,003	978,234
Other	44,147	41,783
Total deferred debits	1,033,983	1,057,857
Total	$5,303,434	$5,266,411

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2014	December 31, 2013
	(thousands of dollars)
Capitalization and Liabilities

Capitalization:
Common stock equity:
Common stock, $2.50 par value (50,000,000 shares authorized; 39,150,812 shares outstanding)	$97,877	$97,877
Premium on capital stock	712,258	712,258
Capital stock expense	(2,097)	(2,097)
Retained earnings	960,163	932,547
Accumulated other comprehensive loss	(15,689)	(16,553)
Total common stock equity	1,752,512	1,724,032
Long-term debt	1,614,316	1,615,258
Total capitalization	3,366,828	3,339,290
Current Liabilities:
Long-term debt due within one year	1,064	1,064
Accounts payable	81,696	90,529
Accounts payable to affiliates	1,603	1,158
Taxes accrued	28,165	14,031
Interest accrued	22,693	22,764
Accrued compensation	32,839	38,297
Current regulatory liabilities	6,447	10,684
Other	29,428	17,095
Total current liabilities	203,935	195,622
Deferred Credits:
Deferred income taxes	1,060,732	1,058,734
Regulatory liabilities	376,820	375,873
Pension and other postretirement benefits	247,776	244,627
Other	47,343	52,265
Total deferred credits	1,732,671	1,731,499

Commitments and Contingencies

Total	$5,303,434	$5,266,411

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2014	2013
	(thousands of dollars)
Operating Activities:
Net income	$70,554	$79,029
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,566	65,675
Deferred income taxes and investment tax credits	(6,556)	17,817
Changes in regulatory assets and liabilities	29,513	(24,727)
Pension and postretirement benefit plan expense	13,920	14,657
Contributions to pension and postretirement benefit plans	(8,820)	(12,376)
Earnings of unconsolidated equity-method investments	(1,968)	(2,256)
Distributions from unconsolidated equity-method investments	—	7,214
Allowance for equity funds used during construction	(8,538)	(7,143)
Other non-cash adjustments to net income, net	(649)	(562)
Change in:
Accounts receivable	5,530	(238)
Accounts payable	(13,624)	(12,041)
Taxes accrued/receivable	15,695	17,462
Other current assets	(16,951)	(30,045)
Other current liabilities	7,752	6,501
Other assets	1,173	(582)
Other liabilities	(5,690)	(6,179)
Net cash provided by operating activities	148,907	112,206
Investing Activities:
Additions to utility plant	(128,234)	(109,059)
Proceeds from the sale of emission allowances and RECs	2,615	480
Investments in unconsolidated affiliates	(1,639)	—
Other	(946)	2,372
Net cash used in investing activities	(128,204)	(106,207)
Financing Activities:
Issuance of long-term debt	—	150,000
Retirement of long-term debt	(1,064)	(1,064)
Dividends on common stock	(43,326)	(38,213)
Other	—	(1,821)
Net cash (used in) provided by financing activities	(44,390)	108,902
Net (decrease) increase in cash and cash equivalents	(23,687)	114,901
Cash and cash equivalents at beginning of the period	66,535	17,251
Cash and cash equivalents at end of the period	$42,848	$132,152
Supplemental Disclosure of Cash Flow Information:
Cash paid (received) during the period for:
Income taxes paid (received)	$17,332	$(1,840)
Interest (net of amount capitalized)	$38,622	$37,410
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$21,395	$12,348

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

Nature of Business

IDACORP is a holding company formed in 1998 whose principal operating subsidiary is Idaho Power.  Idaho Power is an electric utility engaged in the generation, transmission, distribution, sale, and purchase of electric energy and capacity with a service area covering approximately 24,000 square miles in southern Idaho and eastern Oregon.  Idaho Power is regulated primarily by the Federal Energy Regulatory Commission (FERC) and the state regulatory commissions of Idaho and Oregon.  Idaho Power is the parent of Idaho Energy Resources Co. (IERCo), a joint venturer in Bridger Coal Company (BCC), which mines and supplies coal to the Jim Bridger generating plant owned in part by Idaho Power.

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

Financial Statements

In the opinion of management of IDACORP and Idaho Power, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly each company's consolidated financial position as of June 30, 2014, consolidated results of operations for the three and six months ended June 30, 2014 and 2013, and consolidated cash flows for the six months ended June 30, 2014 and 2013.  These adjustments are of a normal and recurring nature.  These financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters that would be included in full-year financial statements and should be read in conjunction with the audited consolidated financial statements included in IDACORP’s and Idaho Power’s Annual Report on Form 10-K for the year ended December 31, 2013.  The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. A change in management's estimates or assumptions could have a material impact on IDACORP's or Idaho Power's respective financial condition and results of operations during the period in which such change occurred.

Management Estimates

Management makes estimates and assumptions when preparing financial statements in conformity with generally accepted accounting principles (GAAP).  These estimates and assumptions include those related to rate regulation, retirement benefits, contingencies, litigation, asset impairment, income taxes, unbilled revenues, and bad debt.  These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  These estimates involve judgments with respect to, among other things, future economic factors that are difficult to predict and are beyond management's control.  Accordingly, actual results could differ from those estimates.

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

Income Tax Expense

The following table provides a summary of income tax expense for the three and six months ended June 30 (in thousands of dollars):

	IDACORP		Idaho Power
	2014	2013	2014	2013
Three months ended June 30,
Income tax at statutory rates (federal and state)	$23,042	$25,094	$22,707	$24,764
Additional accumulated deferred investment tax credit amortization	950	—	950	—
Affordable housing tax credits	(1,256)	(1,384)	—	—
Affordable housing investment amortization, net of statutory taxes	640	658	—	—
Other(1)	(8,985)	(6,692)	(8,238)	(6,412)
Income tax expense	$14,391	$17,676	$15,419	$18,352

Six months ended June 30,
Income tax at statutory rates (federal and state)	$37,161	$43,563	$37,123	$43,307
Affordable housing tax credits	(2,524)	(2,768)	—	—
Affordable housing investment amortization, net of statutory taxes	1,344	557	—	—
Other(1)	(12,883)	(11,633)	(12,733)	(11,577)
Income tax expense	$23,098	$29,719	$24,390	$31,730
Effective tax rate	24.3%	26.7%	25.7%	28.6%
 (1) "Other" is primarily comprised of Idaho Power's regulatory flow-through tax adjustments, which are listed in the rate reconciliation table in Note 2 to the consolidated financial statements included in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2013.

In the second quarter of 2014, Idaho Power reversed the $950 thousand of additional accumulated deferred investment tax credit (ADITC) amortization recorded in the first quarter of 2014, based on its updated estimate of year-end 2014 return on year-end equity in the Idaho jurisdiction (Idaho ROE). See Note 3 for a discussion of Idaho Power's regulatory authority for use of additional ADITC amortization.

3.  REGULATORY MATTERS

Included below is a summary of Idaho Power's most recent general rate changes, as well as other recent or pending notable regulatory matters and proceedings.

Idaho and Oregon General Rate Cases and Base Rate Adjustments

Effective January 1, 2012, Idaho Power implemented new Idaho base rates resulting from its receipt of an order from the Idaho Public Utilities Commission (IPUC) approving a settlement stipulation that provided for a 7.86 percent authorized rate of return on an Idaho-jurisdiction rate base of approximately $2.36 billion. The settlement stipulation resulted in a $34.0 million overall increase in Idaho Power's annual Idaho-jurisdictional base rate revenues. Neither the IPUC's order nor the settlement stipulation specified an authorized rate of return on equity.

Effective March 1, 2012, Idaho Power implemented new Oregon base rates resulting from its receipt of an order from the Public Utility Commission of Oregon (OPUC) approving a settlement stipulation that provided for a $1.8 million base rate revenue increase, a return on equity of 9.9 percent, and an overall rate of return of 7.757 percent in the Oregon jurisdiction.

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

See "Idaho Power Cost Adjustment Mechanism; Update to Base -Level Net Power Supply Expense" below in this Note 3 for a description of Idaho Power's authorization from the IPUC to move a portion of its power supply expenses into Idaho base rates, effective June 1, 2014.

Idaho Settlement Stipulation — Investment Tax Credits and Sharing Mechanism

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

•
if Idaho Power's actual Idaho ROE for 2012, 2013, or 2014 exceeds 10.0 percent, the amount of Idaho Power's Idaho-jurisdiction earnings exceeding a 10.0 percent and up to and including a 10.5 percent Idaho ROE for the applicable year would be shared equally between Idaho Power and its Idaho customers in the form of a rate reduction to become effective at the time of the subsequent year's power cost adjustment (PCA); and

•
if Idaho Power's actual Idaho ROE for 2012, 2013, or 2014 exceeds 10.5 percent, the amount of Idaho Power's Idaho-jurisdiction earnings exceeding a 10.5 percent Idaho ROE for the applicable year would be allocated 75 percent to Idaho Power's Idaho customers through a reduction to the pension regulatory asset and 25 percent to Idaho Power.

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

In the first quarter of 2014, Idaho Power recorded $950 thousand of additional ADITC amortization for that period based on its then-current estimate of the company's year-end 2014 Idaho ROE being less than the 9.5 percent threshold (absent amortization of additional ADITC). In the second quarter of 2014, Idaho Power reversed the $950 thousand, based on its updated estimate of the company's year-end 2014 Idaho ROE.

Application to Extend Terms of Idaho Settlement Stipulation

On May 30, 2014, Idaho Power filed an application with the IPUC requesting an extension of the terms of the December 2011 settlement stipulation described above. Idaho Power's application requested that the IPUC issue an order extending the terms of the December 2011 settlement stipulation until Idaho Power has amortized a total of $45 million of additional ADITCs (including any additional ADITCs amortized in 2014) or until the terms are otherwise modified or terminated by order of the IPUC. Idaho Power requested that the IPUC issue its decision and order no later than December 31, 2014.

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

On November 1, 2013, Idaho Power filed an application with the IPUC requesting an increase of approximately $106 million in the normalized or "base level" net power supply expense on a total-system basis to be used to update base rates and in the determination of the PCA rate that would become effective June 1, 2014. Idaho Power's request was intended to remove the Idaho-jurisdictional portion of those expenses from collection via the Idaho PCA mechanism and instead collect that portion through base rates. On March 21, 2014, the IPUC issued an order approving Idaho Power's application, with the change in collection methodology effective June 1, 2014.

On May 30, 2014, the IPUC issued an order approving Idaho Power's April 15, 2014 application requesting an $11.1 million net increase in Idaho PCA rates, effective for the 2014-2015 PCA collection period from June 1, 2014 to May 31, 2015.  The $11.1 million PCA rate increase was net of Idaho Power's $20.0 million of surplus Idaho energy efficiency rider funds. The PCA rate increase was also net of $7.6 million of customer revenue sharing for the year 2013 under the December 2011 settlement stipulation described above. Previously, in May 2013 the IPUC issued an order authorizing a $140.4 million increase in PCA rates (net of 2012 revenue sharing), effective for the 2013-2014 PCA collection period from June 1, 2013 to May 31, 2014.

Annual Idaho Fixed Cost Adjustment Filing

The fixed cost adjustment (FCA) is designed to remove Idaho Power’s financial disincentive to invest in energy efficiency programs by separating (or decoupling) the recovery of fixed costs from the variable kilowatt-hour charge and linking it instead to a set amount per customer.  The FCA is adjusted each year to recover or refund the difference between the amount of fixed costs authorized in Idaho Power's most recent general rate case and the amount of fixed costs recovered by Idaho Power based upon weather-normalized energy sales. On May 30, 2014, the IPUC issued an order approving Idaho Power's March 14, 2014 application requesting a $6.0 million increase in the FCA recovery from $8.9 million to $14.9 million, effective for the period from June 1, 2014 to May 31, 2015. Previously, on May 22, 2013, the IPUC issued an order authorizing a decrease in FCA collection from $10.3 million to $8.9 million, effective for the period from June 1, 2013 to May 31, 2014.

IPUC Review of Annual Rate Adjustment Mechanisms

On July 1, 2014, the IPUC opened a docket pursuant to which Idaho Power, the IPUC Staff, and other interested parties will further evaluate Idaho Power's application of the true-up component of the PCA mechanism and whether a deferral balance adjustment is appropriate. The docket arose from the IPUC's May 2014 PCA order, which noted that the IPUC Staff believes that Idaho Power's application of the true-up component introduces a line-loss bias that inflated the true-up revenue it must collect by $14.2 million. Also on July 1, 2014, the IPUC opened a docket to allow Idaho Power, the IPUC Staff, and other interested parties to further evaluate the IPUC Staff's concerns regarding the future application of the FCA mechanism (including weather-normalization, customer count methodology, rate adjustment cap, and cross-subsidization issues) and whether the FCA is effectively removing Idaho Power's disincentive to aggressively pursue energy efficiency programs. As of the date of this report, both dockets remain open.

4.  NOTES PAYABLE

Credit Facilities

IDACORP and Idaho Power have in place credit facilities that may be used for general corporate purposes and commercial paper backup. The terms and conditions of those credit facilities have not changed compared to the descriptions included in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2013.

At June 30, 2014, no loans were outstanding under either IDACORP's or Idaho Power's facilities.  At June 30, 2014, Idaho Power had regulatory authority to incur up to $450 million in principal amount of short-term indebtedness at any one time outstanding. Balances (in thousands of dollars) and interest rates of IDACORP’s and Idaho Power's short-term borrowings were as follows at June 30, 2014 and December 31, 2013:

	June 30, 2014			December 31, 2013
	Idaho Power	IDACORP	Total	Idaho Power	IDACORP	Total
Commercial paper outstanding	$—	$37,200	$37,200	$—	$54,750	$54,750
Weighted-average annual interest rate	—%	0.31%	0.31%	—%	0.34%	0.34%

5.  COMMON STOCK

IDACORP Common Stock

During the six months ended June 30, 2014, IDACORP issued 74,049 shares of common stock pursuant to the IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan. Effective July 1, 2012, IDACORP instructed the plan administrators of the IDACORP, Inc. Dividend Reinvestment and Stock Purchase Plan and Idaho Power Company Employee Savings Plan to use market purchases of IDACORP common stock, as opposed to original issuance of common stock from IDACORP, to acquire shares of IDACORP common stock for the plans. However, IDACORP may determine at any time to resume original issuances of common stock under those plans.

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

Restrictions on Dividends

Idaho Power’s ability to pay dividends on its common stock held by IDACORP and IDACORP’s ability to pay dividends on its common stock are limited to the extent payment of such dividends would violate the covenants in their respective credit facilities or Idaho Power’s Revised Code of Conduct.  A covenant under IDACORP’s credit facility and Idaho Power’s credit facility requires IDACORP and Idaho Power to maintain leverage ratios of consolidated indebtedness to consolidated total capitalization, as defined therein, of no more than 65 percent at the end of each fiscal quarter. At June 30, 2014, the leverage ratios for IDACORP and Idaho Power were 47 percent and 48 percent, respectively.  Based on these restrictions, IDACORP’s and Idaho Power’s dividends were limited to $989 million and $880 million, respectively, at June 30, 2014.  There are additional facility covenants, subject to exceptions, that prohibit or restrict the sale or disposition of property without consent and any agreements restricting dividend payments to the company from any material subsidiary.  At June 30, 2014, IDACORP and Idaho Power were in compliance with the financial covenants.

Idaho Power’s Revised Policy and Code of Conduct relating to transactions between and among Idaho Power, IDACORP, and other affiliates, which was approved by the IPUC in April 2008, provides that Idaho Power will not pay any dividends to IDACORP that will reduce Idaho Power’s common equity capital below 35 percent of its total adjusted capital without IPUC approval. At June 30, 2014, Idaho Power's common equity capital was 52 percent of its total adjusted capital. Further, Idaho Power must obtain approval of the OPUC before it could directly or indirectly loan funds or issue notes or give credit on its books to IDACORP.

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

6.  EARNINGS PER SHARE

The table below presents the computation of IDACORP’s basic and diluted earnings per share for the three and six months ended June 30, 2014 and 2013 (in thousands, except for per share amounts).

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Numerator:
Net income attributable to IDACORP, Inc.	$44,540	$46,502	$71,944	$81,696
Denominator:
Weighted-average common shares outstanding - basic	50,133	50,056	50,133	50,047
Effect of dilutive securities:
Options	1	2	1	3
Restricted stock	22	50	32	36
Weighted-average common shares outstanding - diluted	50,156	50,108	50,166	50,086
Basic earnings per share	$0.89	$0.93	$1.44	$1.63
Diluted earnings per share	$0.89	$0.93	$1.43	$1.63

7.  COMMITMENTS

Purchase Obligations

IDACORP's and Idaho Power's purchase obligations did not change materially, outside of the ordinary course of business, during the six months ended June 30, 2014, other than the addition of ten power purchase agreements with solar, wind, and other alternative energy developers for projects with a combined nameplate capacity of approximately 64 MW. Payments pursuant to these agreements are expected to total $252 million from 2014 to 2038. Four of these power purchase agreements remain subject to IPUC approval, with a combined nameplate capacity of approximately 10 MW and expected payments of $50 million.

Guarantees

Idaho Power has agreed to guarantee a portion of the performance of reclamation activities and obligations at BCC, of which IERCo owns a one-third interest.  This guarantee, which is renewed annually with the Wyoming Department of Environmental Quality, was $70 million at June 30, 2014, representing IERCo's one-third share of BCC's total reclamation obligation.  BCC has a reclamation trust fund set aside specifically for the purpose of paying these reclamation costs.  At June 30, 2014, the value of the reclamation trust fund was $70 million. During the six months ended June 30, 2014, the reclamation trust fund distributed approximately $5 million for reclamation activity costs associated with the BCC surface mine. BCC periodically assesses the adequacy of the reclamation trust fund and its estimate of future reclamation costs.  To ensure that the reclamation trust fund maintains adequate reserves, BCC has the ability to add a per-ton surcharge to coal sales, all of which are made to the Jim Bridger plant.  Starting in 2010, BCC began applying a nominal surcharge to coal sales in order to maintain adequate reserves in the reclamation trust fund.  Because of the existence of the fund and the ability to apply a per-ton surcharge, the estimated fair value of this guarantee is minimal.

IDACORP and Idaho Power enter into financial agreements and power purchase and sale agreements that include indemnification provisions relating to various forms of claims or liabilities that may arise from the transactions contemplated by these agreements.  Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnification provisions cannot be reasonably estimated.  IDACORP and Idaho Power periodically evaluate the likelihood of incurring costs under such indemnities based on their historical experience and the evaluation of the specific indemnities.  As of June 30, 2014, management believes the likelihood is remote that IDACORP or Idaho Power would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnification obligations.  Neither IDACORP nor Idaho Power has recorded any liability on their respective condensed consolidated balance sheets with respect to these indemnification obligations.

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

Western Energy Proceedings

High prices for electricity, energy shortages, and blackouts in California and in western wholesale markets during 2000 and 2001 caused numerous purchasers of electricity in those markets to initiate proceedings seeking refunds or other forms of relief and the FERC to initiate its own investigations. Some of these proceedings remain pending before the FERC or are on appeal to the United States Court of Appeals for the Ninth Circuit. Idaho Power and IESCo (as successor to IDACORP Energy L.P.) believe that settlement releases they have obtained will restrict potential claims that might result from the disposition of pending proceedings and predict that these matters will not have a material adverse effect on IDACORP's or Idaho Power's results of operations or financial condition. However, the settlements and associated FERC orders have not fully eliminated the potential for so-called "ripple claims," which involve potential claims for refunds from an upstream seller of power based on a finding that its downstream buyer was liable for refunds as a seller of power during the relevant period. The FERC has characterized these ripple claims as "speculative." The FERC has refused to dismiss Idaho Power and IESCo from the proceedings in the Pacific Northwest. In orders respecting two separately filed settlements, the FERC has refused to approve a provision that provided for waivers of all claims in those proceedings, despite only limited objections from two market participants, one of whom removed its objections in the later-filed settlement. Idaho Power and IESCo petitioned the D.C. Circuit for review of the first of the FERC's decisions refusing to approve the waiver provision of the settlements, on the basis that the FERC failed to apply its established precedents and rules. The petition for review was transferred to the Ninth Circuit Court of Appeals in June 2013 and remains pending before that court. In June 2014, the FERC rejected Idaho Power's request for rehearing of the partial disapproval of the second settlement.

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

Other Proceedings

IDACORP and Idaho Power are parties to legal claims and legal and regulatory actions and proceedings in the ordinary course of business that are in addition to those discussed above and, as noted above, records an accrual for associated loss contingencies when they are probable and reasonably estimable. As of the date of this report the companies believe that resolution of those matters will not have a material adverse effect on their respective consolidated financial statements. Idaho Power is also actively monitoring various pending environmental regulations that may have a significant impact on its future operations, including the U.S. Environmental Protection Agency's recently issued proposed regulations for CO2 emission reductions from existing utility generating plants under Section 111(d) of the Clean Air Act. Given uncertainties regarding the outcome, timing, and compliance plans for these environmental matters, Idaho Power is unable to estimate the financial impact of these regulations but does believe that future capital investment for infrastructure and modifications to its electric generating facilities to comply with these regulations could be significant.

9.  BENEFIT PLANS

Idaho Power has two defined benefit pension plans - a noncontributory defined benefit pension plan (pension plan) and nonqualified defined benefit plans for certain senior management employees called the Security Plan for Senior Management Employees I and II (SMSP).  The benefits under the pension plan are based on years of service and the employee’s final average earnings. Idaho Power also maintains a defined benefit postretirement benefit plan (consisting of health care and death benefits) that covers all employees who were enrolled in the active-employee group plan at the time of retirement as well as their spouses and qualifying dependents.  The table below shows the components of net periodic benefit costs for the pension, SMSP, and postretirement benefits plans for the three months ended June 30, 2014 and 2013 (in thousands of dollars).

	Pension Plan		SMSP		Postretirement Benefits
	2014	2013	2014	2013	2014	2013
Service cost	$6,062	$7,866	$412	$545	$230	$245
Interest cost	8,837	7,979	964	814	704	573
Expected return on plan assets	(10,835)	(9,065)	—	—	(642)	(569)
Amortization of prior service cost	87	87	55	53	46	(90)
Amortization of net loss (gain)	947	4,307	654	710	—	(120)
Net periodic benefit cost	5,098	11,174	2,085	2,122	338	39
Adjustments due to the effects of regulation(1)	(592)	(6,351)	—	—	—	—
Net periodic benefit cost recognized for financial reporting(1)	$4,506	$4,823	$2,085	$2,122	$338	$39
 (1) Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, income statement recognition of pension plan costs is deferred until costs are recovered through rates.

The table below shows the components of net periodic benefit costs for the pension, SMSP, and postretirement benefits plans for the six months ended June 30, 2014 and 2013 (in thousands of dollars).

	Pension Plan		SMSP		Postretirement Benefits
	2014	2013	2014	2013	2014	2013
Service cost	$12,646	$15,678	$823	$1,090	$506	$658
Interest cost	17,708	15,915	1,928	1,628	1,420	1,316
Expected return on plan assets	(21,156)	(17,763)	—	—	(1,298)	(1,164)
Amortization of prior service cost	174	174	110	106	92	(115)
Amortization of net loss	1,955	8,559	1,309	1,420	—	49
Net periodic benefit cost	11,327	22,563	4,170	4,244	720	744
Adjustments due to the effects of regulation(1)	(2,297)	(12,894)	—	—	—	—
Net periodic benefit cost recognized for financial reporting(1)	$9,030	$9,669	$4,170	$4,244	$720	$744
 (1) Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, income statement recognition of pension plan costs is deferred until costs are recovered through rates.

During the six months ended June 30, 2014, Idaho Power made $6.5 million in contributions to its defined benefit pension plan. In July 2014, Idaho Power made an additional $6.5 million contribution to the pension plan. The company plans to contribute approximately $30 million to the pension plan during 2014, including the contributions made to-date.

Idaho Power also has an Employee Savings Plan that complies with Section 401(k) of the Internal Revenue Code and covers substantially all employees.  Idaho Power matches specified percentages of employee contributions to the Employee Savings Plan.

10.  INVESTMENTS IN EQUITY SECURITIES

Investments in securities classified as available-for-sale securities are reported at fair value, using either specific identification or average cost to determine the cost for computing gains or losses.  Any unrealized gains or losses on available-for-sale securities are included in other comprehensive income. The table below summarizes investments in equity securities by IDACORP and Idaho Power as of June 30, 2014 and December 31, 2013 (in thousands of dollars).

	June 30, 2014			December 31, 2013
	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-sale securities	$—	$—	$43,240	$—	$—	$41,119

At the end of each reporting period, IDACORP and Idaho Power analyze securities in loss positions to determine whether they have experienced a decline in market value that is considered other-than-temporary.  At June 30, 2014 and at December 31, 2013, there were no indicators of other-than-temporary impairment related to IDACORP's and Idaho Power's investments.

There were no sales of available-for-sale securities during the six months ended June 30, 2014 or 2013.

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

Derivative Instrument Summary

The table below presents the fair values and locations of derivative instruments not designated as hedging instruments recorded on the balance sheets and reconciles the gross amounts of derivatives recognized as assets and as liabilities to the net amounts presented in the balance sheets at June 30, 2014 and December 31, 2013 (in thousands of dollars).

		Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Gross Fair Value	Amounts Offset	Net Assets	Gross Fair Value	Amounts Offset		Net Liabilities

June 30, 2014
Current:
Financial swaps	Other current assets	$2,161	$(232)	$1,929	$232	$(232)		$—
Financial swaps	Other current liabilities	340	(340)	—	1,788	(1,509)	(1)	279
Forward contracts	Other current assets	289	—	289	—	—		—
Forward contracts	Other current liabilities	—	—	—	226	—		226
Long-term:
Financial swaps	Other assets	138	—	138	—	—		—
Financial swaps	Other liabilities	—	—	—	4	—		4
Forward contracts	Other assets	118	—	118	—	—		—
Total		$3,046	$(572)	$2,474	$2,250	$(1,741)		$509
December 31, 2013
Current:
Financial swaps	Other current assets	$1,451	$(175)	$1,276	$175	$(175)		$—
Financial swaps	Other current liabilities	373	(373)	—	1,975	(1,429)	(1)	546
Forward contracts	Other current assets	109	—	109	—	—		—
Forward contracts	Other current liabilities	—	—	—	26	—		26
Long-term:
Financial swaps	Other assets	189	(28)	161	28	(28)		—
Forward contracts	Other assets	126	—	126	—	—		—
Total		$2,248	$(576)	$1,672	$2,204	$(1,632)		$572
 (1) Current liability derivative amounts offset include $1.2 million and $1.1 million of collateral receivable for the periods ending June 30, 2014 and December 31, 2013, respectively.

The table below presents the gains and losses on derivatives not designated as hedging instruments for the three and six months ended June 30, 2014 and 2013 (in thousands of dollars).

		Gain/(Loss) on Derivatives Recognized in Income(1)
	Location of Realized Gain/(Loss) on Derivatives Recognized in Income	Three months ended June 30,		Six months ended June 30,

		2014	2013	2014	2013
Financial swaps	Off-system sales	$251	$(1,149)	$(6,543)	$323
Financial swaps	Purchased power	464	28	1,480	14
Financial swaps	Fuel expense	51	33	3,668	1,149
Financial swaps	Other operations and maintenance	(25)	5	(10)	16
Forward contracts	Off-system sales	9		52
Forward contracts	Purchased power	(9)		(50)
Forward contracts	Fuel expense	8	11	48	79
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

The table below presents the volumes of derivative commodity forward contracts and swaps outstanding at June 30, 2014 and 2013 (in thousands of units).

		June 30,
Commodity	Units	2014	2013
Electricity purchases	MWh	357	112
Electricity sales	MWh	470	891
Natural gas purchases	MMBtu	10,516	14,952
Natural gas sales	MMBtu	636	885
Diesel purchases	Gallons	452	418

Credit Risk

At June 30, 2014, Idaho Power did not have material credit risk exposure from financial instruments, including derivatives. Idaho Power monitors credit risk exposure through reviews of counterparty credit quality, corporate-wide counterparty credit exposure, and corporate-wide counterparty concentration levels.  Idaho Power manages these risks by establishing credit and concentration limits on transactions with counterparties and requiring contractual guarantees, cash deposits, or letters of credit from counterparties or their affiliates, as deemed necessary.  Idaho Power’s physical power contracts are commonly under Western Systems Power Pool agreements, physical gas contracts are usually under North American Energy Standards Board contracts, and financial transactions are usually under International Swaps and Derivatives Association, Inc. contracts. These contracts contain adequate assurance clauses requiring collateralization if a counterparty has debt that is downgraded below investment grade by at least one rating agency.

Credit-Contingent Features

Certain of Idaho Power's derivative instruments contain provisions that require Idaho Power's unsecured debt to maintain an investment grade credit rating from Moody's Investors Service and Standard & Poor's Ratings Services.  If Idaho Power's unsecured debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions.  The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position at June 30, 2014, was $2.0 million.  Idaho Power posted $1.7 million cash collateral related to this amount.  If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2014, Idaho Power would have been required to post an additional $5.8 million of cash collateral to its counterparties.

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

IDACORP’s and Idaho Power’s assessment of a particular input's significance to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy.  An item recorded at fair value is reclassified among levels when changes in the nature of valuation inputs cause the item to no longer meet the criteria for the level in which it was previously categorized. There were no transfers between levels or material changes in valuation techniques or inputs during the three and six months ended June 30, 2014 or the year ended December 31, 2013.

The table below presents information about IDACORP’s and Idaho Power’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 (in thousands of dollars).

	June 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivatives	$2,067	$407	$—	$2,474	$1,437	$235	$—	$1,672
Money market funds	100	—	—	100	100	—	—	100
Trading securities: Equity securities	144	—	—	144	1,153	—	—	1,153
Available-for-sale securities: Equity securities	43,240	—	—	43,240	41,119	—	—	41,119
Liabilities:
Derivatives	$283	$226	$—	$509	$546	$26	$—	$572

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

The table below presents the carrying value and estimated fair value of financial instruments that are not reported at fair value, as of June 30, 2014 and December 31, 2013, using available market information and appropriate valuation methodologies.

	June 30, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(thousands of dollars)
IDACORP
Assets:
Notes receivable(1)	$3,472	$3,472	$3,472	$3,472
Liabilities:
Long-term debt(1)	1,615,380	1,738,062	1,616,322	1,600,248
Idaho Power
Liabilities:
Long-term debt(1)	$1,615,380	$1,738,062	$1,616,322	$1,600,248
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

	Utility Operations	All Other	Eliminations	Consolidated Total
Three months ended June 30, 2014:
Revenues	$316,655	$1,128	$—	$317,783
Net income attributable to IDACORP, Inc.	42,653	1,887	—	44,540
Total assets as of June 30, 2014	5,299,199	103,444	(12,774)	5,389,869
Three months ended June 30, 2013:
Revenues	$302,856	$1,092	$—	$303,948
Net income attributable to IDACORP, Inc.	44,983	1,519	—	46,502
Six months ended June 30, 2014:
Revenues	$608,975	$1,527	$—	$610,502
Net income attributable to IDACORP, Inc.	70,554	1,390	—	71,944
Six months ended June 30, 2013:
Revenues	$567,225	$1,652	$—	$568,877
Net income attributable to IDACORP, Inc.	79,029	2,667	—	81,696

14. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income includes net income, unrealized holding gains and losses on available-for-sale marketable securities, and amounts related to the SMSP. The table below presents changes in components of accumulated other comprehensive income (AOCI), net of tax, during the three and six months ended June 30, 2014 and 2013 (in thousands of dollars). Items in parentheses indicate reductions to AOCI.

	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Total
Three months ended June 30, 2014:
Balance at beginning of period	$—	$(16,121)	$(16,121)
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified out of AOCI	—	432	432
Net current-period other comprehensive income	—	432	432
Balance at end of period	$—	$(15,689)	$(15,689)
Six months ended June 30, 2014:
Balance at beginning of period	$—	$(16,553)	$(16,553)
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified out of AOCI	—	864	864
Net current-period other comprehensive income	—	864	864
Balance at end of period	$—	$(15,689)	$(15,689)
Three months ended June 30, 2013:
Balance at beginning of period	$5,317	$(20,787)	$(15,470)
Other comprehensive income before reclassifications	259	—	259
Amounts reclassified out of AOCI	—	465	465
Net current-period other comprehensive income	259	465	724
Balance at end of period	$5,576	$(20,322)	$(14,746)
Six months ended June 30, 2013:
Balance at beginning of period	$4,136	$(21,252)	$(17,116)
Other comprehensive income before reclassifications	1,440	—	1,440
Amounts reclassified out of AOCI	—	930	930
Net current-period other comprehensive income	1,440	930	2,370
Balance at end of period	$5,576	$(20,322)	$(14,746)

The table below presents amounts reclassified out of components of AOCI and the income statement location of those amounts reclassified during the three and six months ended June 30, 2014 and 2013 (in thousands of dollars). Items in parentheses indicate increases to net income.

	Amount Reclassified from AOCI
Details About AOCI	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Amortization of defined benefit pension items(1)
Prior service cost	$55	$53	$110	$106
Net loss	654	710	1,309	1,420
Total before tax	709	763	1,419	1,526
Tax benefit(2)	(277)	(298)	(555)	(596)
Net of tax	432	465	864	930
Total reclassification for the period	$432	$465	$864	$930
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
IDACORP, Inc.
Boise, Idaho

We have reviewed the accompanying condensed consolidated balance sheet of IDACORP, Inc. and subsidiaries (the “Company”) as of June 30, 2014, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2014 and 2013, and of equity and cash flows for the six-month periods ended June 30, 2014 and 2013.  These interim financial statements are the responsibility of the Company’s management.

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
July 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Idaho Power Company
Boise, Idaho

We have reviewed the accompanying condensed consolidated balance sheet of Idaho Power Company and subsidiary (the “Company”) as of June 30, 2014, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2014 and 2013, and of cash flows for the six-month periods ended June 30, 2014 and 2013.  These interim financial statements are the responsibility of the Company’s management.

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
July 31, 2014

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

Idaho Power provided electric service to approximately 512,000 general business customers as of June 30, 2014.  As a regulated utility, many of Idaho Power's fundamental business decisions are subject to the approval of governmental agencies. Idaho Power is under the jurisdiction (as to rates, service, accounting, and other general matters of utility operation) of the Idaho Public Utilities Commission (IPUC), the Public Utility Commission of Oregon (OPUC), and the Federal Energy Regulatory Commission (FERC). The IPUC and OPUC determine the rates that Idaho Power charges to its general business customers. Idaho Power is also under the regulatory jurisdiction of the IPUC, the OPUC, and the Public Service Commission of Wyoming as to the issuance of debt and equity securities. As a public utility under the Federal Power Act, Idaho Power has authority to charge market-based rates for wholesale energy sales under its FERC tariff and to provide transmission services under its open access transmission tariff (OATT).  Idaho Power uses general rate cases, cost adjustment mechanisms, and subject-specific filings to recover its costs of providing service and the costs of its energy efficiency and demand-response programs, and to seek to earn a return on investment.

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

EXECUTIVE OVERVIEW

Management's Outlook and Initiatives

In the Annual Report on Form 10-K for the year ended December 31, 2013, IDACORP's and Idaho Power's management included a brief overview of their outlook and initiatives for the companies for 2014 and beyond, under the heading "Executive Overview - Management's Outlook" in the MD&A. As of the date of this report, management's outlook is consistent with the disclosure in that report. Most notably:

•
Idaho Power continues to expect positive customer growth in its service area, and continues to support economic development initiatives aimed at sustainable levels of growth. During the first six months of 2014, Idaho Power's customer count grew by 3,090 customers.

•
Idaho Power continues to expect sizable capital investment, with capital expenditures estimated to range from $1.47 billion to $1.56 billion during the five-year period from 2014 to 2018, including amounts spent to date in 2014.

•	Idaho Power continues to focus on optimization efforts targeting opportunities to manage operating and maintenance (O&M) expenses.

•
IDACORP remains focused on the previously established long-term target dividend payout ratio of between 50 and 60 percent of sustainable IDACORP earnings. IDACORP's board of directors approves the dividend amount quarterly and periodically assesses the potential for changes in the dividend amount.

Brief Overview of Second Quarter 2014 Financial Results

IDACORP's earnings were $0.89 per diluted share for the quarter ended June 30, 2014, compared to $0.93 per diluted share for the same quarter in 2013. IDACORP's second quarter earnings in 2014 were lower than in the second quarter of 2013 primarily due to the impact of milder weather on sales to residential customers, who use electricity for cooling. In the second quarter of 2014 temperatures were slightly cooler than normal, while in the second quarter of 2013 temperatures were warmer than normal.

A December 2011 settlement stipulation with the IPUC allows Idaho Power to amortize additional accumulated deferred investment tax credits (ADITC) if Idaho Power's return on year-end equity in the Idaho jurisdiction (Idaho ROE) is less than 9.5 percent. Based on Idaho Power's June 30, 2014 estimate of full-year 2014 Idaho ROE, Idaho Power does not expect to amortize additional ADITC in 2014, and reversed in the second quarter the $950 thousand of additional ADITC that it had recorded in the first quarter. IDACORP's and Idaho Power's results, including a quantification of the impacts of the significant items influencing results, are discussed in more detail below.

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

Idaho Power believes that the December 2011 Idaho settlement stipulation referred to above, which has been in effect for 2012, 2013, and 2014, affords an element of earnings stability. Based on its 2012 and 2013 Idaho ROEs, Idaho Power did not amortize any additional ADITC for those two years. As of the date of this report, Idaho Power does not expect to amortize additional ADITC in 2014, and in the second quarter of 2014 Idaho Power reversed the full amount of additional ADITC recorded in the first quarter of 2014. In addition to the ADITC amortization provisions, the settlement stipulation also provides for the sharing between the company and customers of Idaho-jurisdictional earnings in excess of specified levels of Idaho ROE, and the sharing provisions were triggered in both 2012 and 2013. The terms of the settlement stipulation are described in further detail in "Regulatory Matters" in this MD&A and in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report. As discussed in Note 3, Idaho Power filed an application with the IPUC in May

2014 requesting an extension of the terms of the December 2011 Idaho settlement stipulation, and that application remains pending.

Idaho Power's need for general rate relief and the development of rate case plans take into consideration short-term and long-term needs and factors such as in-service dates of major capital investments and the timing and magnitude of changes in major revenue and expense items. Growth in customers and sales volumes, the effect of regulatory mechanisms, and prudent cost management may allow the company to earn a reasonable rate of return and achieve timely cost recovery without having to frequently request general rate relief from regulators. As such, Idaho Power continues to focus on identifying opportunities to optimize operations and support economic growth in its service area.

Economic Conditions and Customer/Load Growth: Idaho Power monitors a number of economic indicators, including employment statistics, growth in customer numbers, foreclosure rates, and other housing-related data on a national and state scale and within Idaho Power's service territory. Economic conditions can impact consumer demand for electricity, collectability of accounts, the volume of off-system sales, and the need to construct and improve infrastructure, purchase power, and implement programs to meet customer load demands. Idaho Power has observed what it believes to be a number of improvements in economic conditions in its service territory. For example:

•
For the second quarter of 2014, the service area's average employment of 457,656, based on Idaho Department of Labor seasonally-adjusted preliminary data, established an all-time quarterly peak. The pre-recession employment peak in the fourth quarter of 2006 of 449,710 was first eclipsed in the fourth quarter of 2013. For June 2014, total employment in the service area was 459,340 compared to 453,494 in March 2014. The unemployment rate for the service area was 4.5 percent. The June 2014 U.S. unemployment rate stood at 6.1 percent, according to U.S. Department of Labor data.

•	Moody's Analytics forecasts, as of July 3, 2014, 3.0 percent and 3.8 percent growth in gross area product for the service area for 2014 and 2015, respectively.

•	Residential customer growth for the 12 months ended June 30, 2014 was 1.5 percent.

•
A number of businesses have recently constructed, or are in the process of constructing, sizable facilities in Idaho Power's service area, including office and manufacturing complexes, particularly in the food processing industry.

Weather Conditions and Associated Impacts: Weather and agricultural growing conditions have a significant impact on energy sales and the seasonality of those sales. Relatively low and high temperatures result in greater energy use for heating and cooling, respectively. During the agricultural growing season, which in large part occurs during the second and third quarters, irrigation customers use electricity to operate irrigation pumps, and weather conditions can impact the timing and degree of use of those pumps. Idaho Power also has tiered rates and seasonal rates, which contribute to increased revenues during higher-load periods, most notably during the third quarter of each year when overall customer demand is highest. In the first quarter of 2014, slightly above-normal temperatures reduced sales to residential customers for the operation of electric heating systems, while in the first quarter of 2013 extremely cold temperatures increased sales. In the second quarter of 2014, relatively mild weather decreased sales to residential customers for the operation of air conditioning and electric heating systems compared to the second quarter of 2013.

Idaho Power's hydroelectric facilities comprise nearly one-half of Idaho Power's nameplate generation capacity. However, the availability and volume of hydroelectric power generated depends on several factors - the snow pack levels in the mountains upstream of Idaho Power's facilities, reservoir storage, springtime snow pack run-off, base flows in the Snake River, spring flows, rainfall, water leases and other water rights, and other weather and stream flow considerations. Idaho Power estimates that its 2014 hydroelectric generation will be between 5.5 million and 6.5 million megawatt-hours (MWh). This estimated range compares to 2013 hydroelectric generation of 5.7 million MWh. The median annual hydroelectric generation is 8.4 million MWh.

When hydroelectric generation is reduced, Idaho Power must rely on more expensive generation sources and purchased power - but most of the increases in power supply costs are collected from customers through the Idaho and Oregon power cost adjustment (PCA) mechanisms. Conversely, in periods of greater hydroelectric generation most of the resulting decrease in power supply costs that typically occurs is returned to customers through the Idaho and Oregon PCA mechanisms.

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

In particular, environmental laws and regulations may, among other things, increase the cost of operating generation plants and constructing new facilities, require that Idaho Power install additional pollution control devices at existing generating plants, or require that Idaho Power cease operating certain generation plants. For instance, the Boardman coal-fired power plant, in which Idaho Power owns a 10-percent interest, is scheduled to cease coal-fired operations by the end of 2020, the decision for which was driven in large part by the substantial cost of environmental controls. Additionally, the U.S. Environmental Protection Agency (EPA) recently issued proposed rules under the Clean Air Act (CAA) intended to reduce carbon dioxide (CO2) emissions from the power sector, which could significantly increase costs in the industry. Idaho Power expects to spend a considerable amount on environmental compliance and controls in the next decade. As legislation and regulations concerning greenhouse gas emissions develop, Idaho Power will continue to assess, to the extent determinable, the potential impact on the costs to operate its generation facilities, as well as the willingness of joint owners of power plants to fund any required pollution control equipment upgrades in lieu of plant retirement or conversion to other fuel sources.

Other Matters: Refer to this section of MD&A in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2013, where the companies summarize certain other notable matters that could have an impact on the companies' results of operations or financial condition, including Idaho Power's significant anticipated pension plan contributions, hydroelectric facility relicensing efforts, and the status of large transmission projects, each of which are discussed below in this MD&A.

Summary of Second Quarter and First Half of 2014 Financial Results

The following is a summary of Idaho Power's net income, net income attributable to IDACORP, and IDACORP's earnings per diluted share for the three-months and six-months ended June 30, 2014 and 2013. IDACORP's 2013 results reflect the retrospective adoption of Accounting Standards Update No. 2014-01, which increased IDACORP's earnings by $1.0 million for the second quarter of 2013, and by $2.7 million for the first six months of 2013, as compared with what had been reported for those periods under the previous method of accounting. See Note 1 - "Summary of Significant Accounting Policies" to the condensed consolidated financial statements included in this report for a further description of the impact of this adoption.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Idaho Power net income	$42,653	$44,983	$70,554	$79,029
Net income attributable to IDACORP, Inc.	$44,540	$46,502	$71,944	$81,696
Average outstanding shares – diluted (000’s)	50,156	50,108	50,166	50,086
IDACORP, Inc. earnings per diluted share	$0.89	$0.93	$1.43	$1.63

The table below provides a reconciliation of net income attributable to IDACORP for the three- and six-month periods ended June 30, 2014 to the same periods in 2013 (items are in millions and are before tax unless otherwise noted).

	Three months ended		Six months ended
Net income attributable to IDACORP, Inc. - June 30, 2013 (as previously reported)		$45.5		$79.0
Effect of an accounting method change for IDACORP Financial Services affordable housing investment amortization		1.0		2.7
Net income attributable to IDACORP, Inc. - June 30, 2013 (as reported under new method)		$46.5		$81.7
Change in Idaho Power net income:
Decreased sales volumes attributable to usage per customer, net of associated power supply costs and PCA mechanism impacts	(8.6)		(21.4)
Increased sales volumes attributable to customer growth, net of associated power supply costs and PCA mechanism impacts	2.5		4.3
Other changes in operating revenues and expenses, net	(4.3)		(4.1)
Revenue sharing recorded in 2013 not recorded in 2014	2.8		2.8
Decrease in Idaho Power operating income	(7.6)		(18.4)
Changes in other non-operating income and expenses	2.4		2.6
Decrease in income tax expense	2.9		7.3
Total decrease in Idaho Power net income		(2.3)		(8.5)
Other changes (net of tax)		0.3		(1.3)
Net income attributable to IDACORP, Inc. - June 30, 2014		$44.5		$71.9

Second Quarter 2014 Net Income

IDACORP's net income decreased $2.0 million for the second quarter of 2014 when compared with the same period in the prior year. Idaho Power’s operating income decreased by $7.6 million. Lower overall usage per customer due to relatively mild weather decreased operating income by $8.6 million when compared to the same period in 2013. Relatively mild temperatures throughout the second quarter of 2014 resulted in lower use across most customer classes during the period. Partially offsetting these decreases was growth in the number of customers and associated increased sales volumes, which increased operating income by $2.5 million for the quarter compared to the same period in 2013. Idaho Power's operating income was also impacted by a $4.3 million increase in other operating expenses, mostly related to increased thermal maintenance expenses and normal payroll and benefits increases when compared to the same period in 2013.

The $7.6 million decrease in Idaho Power's operating income was partially offset by $2.4 million of other non-operating income, mostly attributable to an increase in AFUDC resulting from increased capital expenditures, and $2.9 million of lower income tax expense mostly related to lower pre-tax income, when compared to the same period in 2013.

Year-to-Date Net Income

IDACORP's net income decreased $9.8 million for the first six months of 2014 when compared with the same period in the prior year. Idaho Power's operating income decreased by $18.4 million over the comparative period. Lower usage per customer due to relatively mild weather decreased operating income by $21.4 million when compared to the same period in 2013. These weather-related decreases were partially offset by growth in the number of customers and associated increased sales volumes, which increased operating income by $4.3 million for the first six months of 2014 when compared to the same period in 2013. Small increases in operating and maintenance expenses, such as normal increases in payroll and benefits expenses, decreased operating income by a combined $4.1 million for the first six months of 2014 when compared with the same period in the prior year.

The $18.4 million decrease in Idaho Power's operating income was partially offset by $2.6 million of other non-operating income, mostly attributable to an increase in AFUDC resulting from increased capital expenditures and $7.3 million of lower income tax expense mostly related to lower pre-tax income, when compared to the same period in 2013.

Also partially offsetting the decrease in operating income for the second quarter and the first six months of 2014 was a $2.8 million decrease in revenue sharing that was recorded in 2013. The revenue sharing recorded in the second quarter of 2013 related to a December 2011 settlement agreement with the IPUC, which requires sharing with Idaho customers of a portion of 2012, 2013, and 2014 Idaho-jurisdiction earnings exceeding a 10.0 percent Idaho ROE. In the second quarter of 2014, Idaho Power did not record any provision for sharing under the settlement agreement.

Key Operating and Financial Metric Estimates for Full-Year 2014

As of the date of this report, IDACORP’s and Idaho Power’s estimates for 2014 are as follows (in millions):

2014 Estimates
	Current(1)	Previous(2)
Idaho Power Operating & Maintenance Expense	No Change	$335-$345
Idaho Power Additional Amortization of ADITC	$0	Less than $5
Idaho Power Capital Expenditures, excluding AFUDC	No Change	$280-$295
Idaho Power Hydroelectric Generation (MWh)(3)	5.5-6.5	5.5-7.5
(1) As of July 31, 2014.
(2) As of May 1, 2014, the date of filing IDACORP's and Idaho Power's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.
(3) Based on reservoir storage levels and forecasted weather conditions as of the date of this report.

RESULTS OF OPERATIONS

This section of MD&A takes a closer look at the significant factors that affected IDACORP’s and Idaho Power’s earnings during the three and six months ended June 30, 2014.  In this analysis, the results for the three and six months ended June 30, 2014 are compared to the same periods in 2013.

Utility Operations

The table below presents Idaho Power’s energy sales and supply (in thousands of MWh) for the three and six months ended June 30, 2014 and 2013.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
General business sales	3,577	3,649	6,763	6,997
Off-system sales	361	200	1,177	701
Total energy sales	3,938	3,849	7,940	7,698
Hydroelectric generation	1,778	1,499	3,334	3,009
Coal generation	1,068	1,316	2,630	2,973
Natural gas and other generation	44	264	439	491
Total system generation	2,890	3,079	6,403	6,473
Purchased power	1,368	1,080	2,107	1,801
Line losses	(320)	(310)	(570)	(576)
Total energy supply	3,938	3,849	7,940	7,698

Sales Volume and Generation: In the second quarter and first six months of 2014, general business sales volume decreased by 72 thousand MWh, or 2 percent, for the quarter, and 234 thousand MWh, or 3 percent, for the first six months of 2014, compared to the same periods in the prior year. The decreases resulted largely from a decreased volume of sales to residential, commercial, and irrigation customers. The comparative decrease in residential customer usage is largely attributable to milder temperatures in the second quarter and first six months of 2014 than in the same periods of 2013, which decreased electricity demand for air conditioning and for heating.

Off-system sales volume increased by 161 thousand MWh, or 81 percent, in the second quarter, and by 476 thousand MWh, or 68 percent, for the first six months of 2014, when compared to the same periods in the prior year. Favorable wholesale market conditions and lower system loads allowed for greater off-system sales during 2014 than in 2013.

The lower system load demand combined with increased hydroelectric generation led to a decreased utilization of coal-fired and natural-gas fired generation. Hydroelectric generation was higher by 279 thousand MWh, or 19 percent, for the second quarter, and 325 thousand MWh, or 11 percent, for the first six months of 2014, compared to the same periods in 2013. The increased hydroelectric generation resulted from more favorable hydrologic conditions when compared to the same periods in the prior year.

Impacts related to off-system sales, purchased power, and fuel expense, among other revenues and expenses, are addressed in Idaho Power's Idaho and Oregon PCA mechanisms, which are described below.

General Business Revenues:  The table below presents Idaho Power’s general business revenues and MWh sales volumes for the three and six months ended June 30, 2014 and 2013 and the number of customers as of June 30, 2014 and 2013.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue
Residential	$102,768	$100,038	$236,631	$236,425
Commercial	71,352	66,757	141,411	128,632
Industrial	44,190	39,230	87,018	75,068
Irrigation	66,186	63,556	66,853	64,330
Total	284,496	269,581	531,913	504,455
Provision for sharing	—	(2,800)	—	(2,800)
Deferred revenue related to HCC relicensing AFUDC(1)	(2,349)	(2,349)	(4,934)	(5,004)
Total general business revenues	$282,147	$264,432	$526,979	$496,651
Volume of Sales (MWh)
Residential	1,015	1,069	2,421	2,625
Commercial	933	949	1,909	1,935
Industrial	786	772	1,583	1,570
Irrigation	843	859	850	867
Total MWh sales	3,577	3,649	6,763	6,997
Number of customers at period end
Residential	424,518	418,213
Commercial	67,116	66,334
Industrial	115	117
Irrigation	19,776	19,376
Total customers	511,525	504,040
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

Changes in rates and changes in customer demand are the primary reasons for fluctuations in general business revenue from period to period. The only notable rate changes impacting general business revenue for the comparative periods were the 2014 and 2013 Idaho PCA rate changes, which were effective June 1, 2014 and 2013, respectively. The estimated annualized revenue impact of the 2014 and 2013 PCA rate increase is $11.1 million and $140.4 million, respectively.

The primary influences on customer demand for electricity are weather and economic conditions. Extreme temperatures increase sales to customers who use electricity for cooling and heating, while moderate temperatures decrease sales. Precipitation levels and the timing of precipitation during the agricultural growing season also affect sales to customers who use electricity to operate irrigation pumps. Rates are also seasonally adjusted and based on a tiered rate structure that provides for higher rates during peak load periods. The seasonal and tiered rate structures contribute to seasonal fluctuations in revenues and earnings. For purposes of illustration, Boise, Idaho weather-related information for the three and six months ended June 30, 2014 and 2013 is presented in the table below.

	Three months ended June 30,			Six months ended June 30,
	2014	2013	Normal	2014	2013	Normal
Heating degree-days(1)	617	642	719	2,987	3,474	3,199
Cooling degree-days(1)	136	238	183	136	238	183
(1) Heating and cooling degree-days are common measures used in the utility industry to analyze the demand for electricity and indicate when a customer would use electricity for heating and air conditioning. A degree-day measures how much the average daily temperature varies from 65 degrees. Each degree of temperature above 65 degrees is counted as one cooling degree-day, and each degree of temperature below 65 degrees is counted as one heating degree-day. While Boise, Idaho weather conditions are not necessarily representative of weather conditions throughout Idaho Power's service area, the greater Boise area has the majority of Idaho Power's customers.

General business revenue increased $17.7 million and $30.3 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. Specific factors affecting general business revenues during the periods are discussed below.

•
Rates:  Rate changes combined to increase general business revenue by $21.6 million in the second quarter and $48.1 million in the first six months of 2014 compared to the same periods in 2013. The revenue impact of the rate changes was substantially offset by associated changes in operating expenses. Of note, Idaho PCA amortization expense increased $14.5 million for the quarter and $32.3 million for the first six months of 2014 compared to the same periods in 2013 due to the changes in the corresponding Idaho PCA true-up rate in the comparative periods.

•
Customers:  Customer growth increased general business revenues by $3.1 million and $5.4 million, respectively, when compared to the second quarter and first six months of 2013. Total customers increased 1.5 percent during the twelve months ended June 30, 2014.

•
Usage:  Lower usage (on a per customer basis), primarily by residential customers, decreased general business revenue for the quarter and the first six months of 2014 by a respective $9.8 million and $26.0 million when compared to the same periods in 2013. For the quarter and first six months of 2014, residential usage per customer decreased 7 percent and 9 percent, respectively, as a result of more mild temperatures during the periods (and hence lesser electric heat and air conditioning usage) compared to the same periods in the prior year.

•
Sharing: A portion of the increase in revenue for the quarter and the first six months of 2014 resulted from the revenue sharing mechanism in place in both years. The revenue sharing mechanism is associated with the Idaho regulatory agreement that provides for the sharing of Idaho-jurisdiction earnings exceeding a 10 percent Idaho ROE. The impact of this mechanism is recorded as a reduction to general business revenue. For both the quarter and six months ended June 30, 2013, $2.8 million of sharing was recorded, reflecting the amount to be refunded to customers. No such provision was recorded in the comparable periods of the current year.

Off-System Sales:  Off-system sales consist primarily of long-term sales contracts and opportunity sales of surplus system energy.  The table below presents Idaho Power’s off-system sales for the three and six months ended June 30, 2014 and 2013.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue	$11,731	$4,527	$40,941	$20,428
MWh sold	361	200	1,177	701
Revenue per MWh	$32.50	$22.64	$34.78	$29.14

For the second quarter and first six months of 2014, off-system sales revenue increased by $7.2 million, or 159 percent, and $20.5 million, or 100 percent, respectively, compared to the same periods in 2013. Sales volumes increased 81 percent for the quarter and 68 percent for the first six months of 2014 when compared to the same periods in 2013, as a result of favorable market conditions, at times, for selling power off-system. Off-system sales volumes also benefited from greater amounts of surplus system energy resulting from slightly lower system loads and increased hydroelectric generation. The favorable market conditions drove an increase in average off-system sales prices for the second quarter and the first six months of 2014 by 44 percent and 19 percent, respectively.

Other Revenues:  The table below presents the components of other revenues for the three and six months ended June 30, 2014 and 2013.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Transmission services and other	$15,157	$14,165	$28,711	$25,944
Energy efficiency	7,620	19,732	12,344	24,202
Total other revenues	$22,777	$33,897	$41,055	$50,146

Other revenue decreased $11.1 million, or 33 percent, and $9.1 million, or 18 percent, in the second quarter and first six months of 2014, respectively, compared with the same periods in 2013. These decreases resulted primarily from an order issued by the IPUC in the prior year that allowed Idaho Power to recover custom efficiency program incentive payments made between January 1, 2011 and June 1, 2013 through the energy efficiency rider. Based on the order, $14.3 million of other revenue and energy efficiency program expense was recognized in the second quarter of 2013.

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

Purchased Power:  The table below presents Idaho Power’s purchased power expenses and volumes for the three and six months ended June 30, 2014 and 2013.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Expense
PURPA contracts	$37,919	$33,432	$66,616	$64,089
Other purchased power (including wheeling)	24,518	15,719	39,617	27,919
Total purchased power expense	$62,437	$49,151	$106,233	$92,008
MWh purchased
PURPA contracts	681	640	1,178	1,152
Other purchased power	687	440	929	649
Total MWh purchased	1,368	1,080	2,107	1,801
Cost per MWh from PURPA contracts	$55.68	$52.24	$56.55	$55.63
Cost per MWh from other sources	$35.69	$35.73	$42.64	$43.02
Weighted average - all sources	$45.64	$45.51	$50.42	$51.09

The purchased power cost per MWh often exceeds the off-system sales revenue per MWh because Idaho Power generally needs to purchase more power during heavy load periods than during light load periods, and conversely has less energy available for off-system sales during heavy load periods than light load periods. Energy prices are typically higher during heavy load periods than during light load periods. Also, in accordance with Idaho Power's risk management policy, Idaho Power may purchase or sell energy several months in advance of anticipated delivery. The regional energy market price is dynamic and additional energy purchase or sale transactions that Idaho Power makes at current market prices may be noticeably different than the advance purchase or sale transaction prices.

Purchased power expense increased $13.3 million, or 27 percent, in the second quarter and $14.2 million, or 15 percent, in the first six months of 2014, compared to the same periods in 2013. The increases for the quarter and first six months of 2014 were driven by wholesale gas and electricity market conditions that warranted third-party power purchases to serve system load at times rather than dispatching Idaho Power-owned thermal resources. Scheduled maintenance on thermal resources, which makes them temporarily unavailable for generation purposes, also caused greater reliance on third-party purchases of power to serve customer loads.

Most of the non-PURPA purchased power and substantially all of the PURPA power purchase costs are recovered through base rates and Idaho Power's PCA mechanisms.

Fuel Expense:  The table below presents Idaho Power’s fuel expenses and generation at its thermal generating plants for the three and six months ended June 30, 2014 and 2013.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Expense
Coal	$30,211	$32,200	$71,247	$72,516
Natural gas and other thermal	4,232	9,678	18,524	18,528
Total fuel expense	$34,443	$41,878	$89,771	$91,044
MWh generated
Coal	1,068	1,316	2,630	2,973
Natural gas and other thermal	44	264	439	491
Total MWh generated	1,112	1,580	3,069	3,464
Cost per MWh - Coal	$28.29	$24.47	$27.09	$24.39
Cost per MWh - Natural gas and other thermal	$96.18	$36.66	$42.20	$37.74
Weighted average, all sources	$30.97	$26.51	$29.25	$26.28

Most fuel supply contracts are subject to changes in published indexes that are closely related to materials and supplies, labor, and diesel costs. In addition to commodity (variable) costs, both natural gas and coal expense include costs that are more fixed in nature for items such as capacity charges, transportation, and fuel handling. Period to period variances in fuel expense per MWh (such as the cost per MWh for natural gas and other in the second quarter compared to the same period in 2013) are noticeably impacted by these fixed charges when generation output is substantially different between the two periods.

Fuel expense decreased $7.4 million, or 18 percent, in the second quarter of 2014, and $1.3 million, or 1 percent, in the first six months of 2014, compared to the same periods in 2013. The decreases were due principally to more favorable hydrologic conditions and resulting increased hydroelectric generation, as well as lower prices for purchased power, which collectively reduced the need to rely on coal and natural gas-fired generation. Further decreasing fuel expense was the impact of scheduled outages at the Langley Gulch natural gas-fired plant that did not occur in the prior year. These decreases were partially offset for the first six months of 2014 by increased output from the Langley Gulch natural gas-fired plant during the first quarter, which was operated in part to take advantage of more favorable pricing in the region for selling power off-system than during the same period in 2013.

PCA Mechanisms:  Idaho Power's power supply costs (primarily purchased power and fuel, less off-system sales) can vary significantly from year to year. Volatility of power supply costs arises from factors such as weather conditions, wholesale market prices and volumes of power purchased and sold in the wholesale markets, Idaho Power's hydroelectric generation volume, thermal generation volumes and fuel costs, generation plant availability, and retail loads. To address the volatility of power supply costs, Idaho Power has PCA mechanisms in both the Idaho and Oregon jurisdictions.  These mechanisms allow Idaho Power to recover from or refund to customers most of the fluctuations in power supply costs.  In the Idaho jurisdiction, the PCA includes a cost or benefit sharing ratio that allocates the deviations in net power supply expenses between customers (95 percent) and the company (5 percent), with the exception of PURPA power purchases and demand response program incentives, which are allocated 100 percent to customers. Because of the PCA mechanisms, the primary financial impacts of power supply cost variations is that cash is paid out but recovery from customers does not occur until a future period, or cash that is collected is refunded to customers in a future period, resulting in fluctuations in operating cash flows from year to year. The following table presents the components of the Idaho and Oregon PCA mechanisms for the three and six months ended June 30, 2014 and 2013.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Idaho power supply cost deferral	$(7,362)	$(15,348)	$(5,156)	$(25,102)
Amortization of prior year authorized balances	16,503	2,049	29,320	(2,907)
Total power cost adjustment expense	$9,141	$(13,299)	$24,164	$(28,009)

The power supply deferrals represent the portion of the power supply cost fluctuations deferred under the PCA mechanisms. When actual power supply costs are higher than the amount forecasted in PCA rates, which was the case for the second quarter and for the first six months of 2014, most of the difference is deferred. The amortization of the prior year’s balances represents the offset to the amounts being collected or refunded in the current PCA year that were deferred or accrued in the prior PCA year (the true-up component of the PCA). See "Regulatory Matters - IPUC Review of Annual Rate Adjustment Mechanisms," in this MD&A for a description of the IPUC's review of the true-up component of the PCA mechanism.

Other Operations and Maintenance Expenses:  Other O&M expense increased $4.3 million, or 5 percent, for the quarter and $5.0 million, or 3 percent, for the first six months of 2014 as compared to the same periods in 2013. The increase for the quarter related to a shift of $2.2 million in thermal maintenance expenses to the second quarter from the first quarter due to the timing of maintenance work performed in the comparative periods and to a $1.8 million increase in labor and benefits costs when compared to the same period in the prior year. Operating and maintenance expenses for the first six months of 2014 were higher due to normal escalations in labor and materials costs of $2.2 million, higher non-labor administrative expenses of $2.4 million, and a $1.0 million increase in bad debt expense when compared to the same period in the prior year. The increase in non-labor administrative expenses primarily related to smart grid expense reimbursements received in 2013 that were not received in 2014.

Income Taxes

Income Tax Expense: IDACORP's and Idaho Power's income tax expense for the six months ended June 30, 2014, compared to the same period in 2013, decreased $6.6 million and $7.3 million, respectively, primarily as a result of lower Idaho Power pre-tax earnings.

For information relating to IDACORP's and Idaho Power's computation of income tax expense and estimated annual effective tax rate, see Note 2 - “Income Taxes” to the condensed consolidated financial statements included in this report.

Additional Amortization of ADITC: Idaho Power's December 2011 settlement stipulation with the IPUC and other parties provided for the availability of additional amortization of ADITC if Idaho Power's actual Idaho ROE is below 9.5 percent in any calendar year from 2012 to 2014.  For information relating to Idaho Power's 2011 settlement stipulation, see Note 3 - “Regulatory Matters” to the condensed consolidated financial statements included in this report. In accordance with the settlement stipulation, Idaho Power has a total of $45 million of additional ADITC amortization available for use in 2014. Based on its estimate of 2014 Idaho ROE, Idaho Power did not utilize additional ADITC amortization in the second quarter of 2014 and reversed the $950 thousand that had been recorded in the first quarter of 2014.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Idaho Power has been pursuing significant enhancements to its utility infrastructure in an effort to ensure an adequate supply of electricity, to provide service to new customers, and to maintain system reliability.  Idaho Power's existing hydroelectric and thermal generation facilities also require continuing upgrades and component replacement.  Idaho Power expects these substantial capital expenditures to continue, with estimated total capital expenditures in the range of $1.47 billion to $1.56 billion over the five-year period from 2014 (including expenditures to-date in 2014) through 2018.

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

As of July 25, 2014, IDACORP's and Idaho Power's access to debt, equity, and credit arrangements included:

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

IDACORP and Idaho Power have no significant long-term debt maturities until 2018. Based on planned capital expenditures and operating and maintenance expenses for 2014, and in light of the success of cost-controlling efforts to-date, the companies believe they will be able to meet capital requirements during the remainder of 2014 with a combination of existing cash and operating cash flows generated by Idaho Power's utility business. IDACORP and Idaho Power would expect to meet any cash shortfall with existing credit facilities and expect to continue to manage short-term liquidity through commercial paper markets. At the same time, IDACORP and Idaho Power monitor capital markets with a view toward opportunistic debt and equity transactions, taking into account potential future needs. As a result, IDACORP may issue debt securities or may issue common stock under the existing continuous equity program, and Idaho Power may issue debt securities, if the companies believe terms available in the capital markets are particularly favorable and that issuances would be financially prudent.

IDACORP and Idaho Power seek to maintain capital structures of approximately 50 percent debt and 50 percent equity, and maintaining this ratio influences IDACORP's and Idaho Power's debt and equity issuance decisions. As of June 30, 2014, IDACORP's and Idaho Power's capital structures were as follows:

	IDACORP	Idaho Power
Debt	47%	48%
Equity	53%	52%

Operating Cash Flows

IDACORP’s and Idaho Power’s operating cash inflows for the six months ended June 30, 2014 were $163 million and $149 million, respectively, increases of $49 million and $37 million, respectively, compared to the same period in 2013.  With the exception of cash flows related to income taxes, IDACORP’s operating cash flows are principally derived from the operating cash flows of Idaho Power.  Significant items that affected the comparability of the companies' operating cash flows in the first six months of 2014 compared to the same period in 2013 were as follows:

•
changes in regulatory assets and liabilities, mostly related to the relative amounts of power supply costs deferred and collected under the Idaho PCA mechanism, increased operating cash flows by $54 million; and

•
changes in working capital balances due primarily to timing, including fluctuations in other current assets, as there was a smaller increase in accrued unbilled revenue in the first six months of 2014 compared to the increase experienced during the first six months of 2013.

Investing Cash Flows

Investing activities consist primarily of capital expenditures related to new construction and improvements to Idaho Power’s generation, transmission, and distribution facilities.  IDACORP’s and Idaho Power’s net investing cash outflows for the six months ended June 30, 2014 were $127 million and $128 million, respectively. Investing cash outflows for 2014 and 2013 were primarily for construction of utility infrastructure needed to address Idaho Power’s aging plant and equipment, customer growth, and environmental and regulatory compliance requirements.

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

IDACORP’s and Idaho Power's financing cash outflows for the six months ended June 30, 2014 were $63 million and $44 million, respectively.  The following are significant items that affected financing cash flows in the first six months of 2014:

•	IDACORP and Idaho Power paid cash dividends of approximately $43 million; and

•	IDACORP had a net reduction of commercial paper borrowings of $18 million.

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

The issuance of first mortgage bonds requires that Idaho Power meet interest coverage and security provisions set forth in the Indenture. Future issuances of first mortgage bonds are subject to satisfaction of covenants and security provisions set forth in the Indenture, market conditions, regulatory authorizations, and covenants contained in other financing agreements. The Indenture limits the amount of additional first mortgage bonds that Idaho Power may issue to the sum of (a) the principal amount of retired first mortgage bonds and (b) 60 percent of total unfunded property additions, as defined in the Indenture of Mortgage and Deed of Trust. As of June 30, 2014, Idaho Power could issue approximately $1.5 billion of additional first mortgage bonds based on retired first mortgage bonds and total unfunded property additions. However, the Indenture of Mortgage and Deed of Trust further limits the maximum amount of first mortgage bonds at any one time outstanding to $2.0 billion, and as a result the maximum amount of first mortgage bonds Idaho Power could issue as of June 30, 2014 was limited to approximately $409 million. Idaho Power may increase the $2.0 billion limit on the maximum amount of first mortgage bonds outstanding by filing a supplemental indenture with the trustee as provided in the Indenture of Mortgage and Deed of Trust.

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

Each facility contains a covenant requiring each company to maintain a leverage ratio of consolidated indebtedness to consolidated total capitalization equal to or less than 65 percent as of the end of each fiscal quarter. In determining the leverage ratio, “consolidated indebtedness” broadly includes all indebtedness of the respective borrower and its subsidiaries, including, in some instances, indebtedness evidenced by certain hybrid securities (as defined in the credit agreement). “Consolidated total capitalization” is calculated as the sum of all consolidated indebtedness, consolidated stockholders' equity of the borrower and its subsidiaries, and the aggregate value of outstanding hybrid securities. At June 30, 2014, the leverage ratios for IDACORP and Idaho Power were 47 percent and 48 percent, respectively. IDACORP's and Idaho Power's ability to utilize the credit facilities is conditioned upon their continued compliance with the leverage ratio covenants included in the credit facilities, which could limit the ability of the companies to issue first mortgage bonds and debt securities. There are additional covenants, subject to exceptions, that prohibit certain mergers, acquisitions, and investments, restrict the creation of certain liens, and prohibit entering into any agreements restricting dividend payments from any material subsidiary. At June 30, 2014, IDACORP and Idaho Power believe they were in compliance with all facility covenants. Further, IDACORP and Idaho Power do not believe they will be in violation or breach of their respective debt covenants during the next twelve months.

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

In October 2012 and 2013, IDACORP and Idaho Power executed agreements with the lenders, extending the maturity date under both credit agreements to October 26, 2018. No other terms of the credit agreements, including the amount of permitted borrowings under the credit agreements, were affected by the extensions.

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

Available Short-Term Borrowing Liquidity

The table below outlines available short-term borrowing liquidity as of the dates specified.

	June 30, 2014		December 31, 2013
	IDACORP(2)	Idaho Power	IDACORP(2)	Idaho Power
Revolving credit facility	$125,000	$300,000	$125,000	$300,000
Commercial paper outstanding	(37,200)	—	(54,750)	—
Identified for other use(1)	—	(24,245)	—	(24,245)
Net balance available	$87,800	$275,755	$70,250	$275,755
(1) Port of Morrow and American Falls bonds that Idaho Power could be required to purchase prior to maturity under the optional or mandatory purchase provisions of the bonds, if the remarketing agent for the bonds is unable to sell the bonds to third parties.
(2) Holding company only.

At July 25, 2014, IDACORP had no loans outstanding under its credit facility and $34.8 million of commercial paper outstanding, and Idaho Power had no loans outstanding under its credit facility and no commercial paper outstanding. The table below presents additional information about short-term commercial paper borrowing during the three and six months ended June 30, 2014.

	Three months ended		Six months ended
	June 30, 2014		June 30, 2014
	IDACORP(1)	Idaho Power	IDACORP (1)	Idaho Power
Commercial paper:
Period end:
Amount outstanding	$37,200	$—	$37,200	$—
Weighted average interest rate	0.31%	—%	0.31%	—%
Daily average amount outstanding during the period	$42,363	$—	$44,557	$—
Weighted average interest rate during the period	0.30%	—%	0.31%	—%
Maximum month-end balance	$40,500	$—	$47,300	$—
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

Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties.  As of June 30, 2014, Idaho Power had posted $1.7 million of performance assurance collateral.  Should Idaho Power experience a reduction in its credit rating on its unsecured debt to below investment grade, Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral, and counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions.  Based upon Idaho Power’s current energy and fuel portfolio and market conditions as of June 30, 2014, the amount of additional collateral that could be requested upon a downgrade to below investment grade is approximately $10.6 million.  To minimize capital requirements, Idaho Power actively monitors its portfolio exposure and the potential exposure to additional requests for performance assurance collateral through sensitivity analysis.

Capital Requirements

Idaho Power's construction expenditures, excluding AFUDC, were $124.1 million during the six months ended June 30, 2014.  The table below presents Idaho Power's estimated cash requirements for construction, excluding AFUDC, for 2014 (including amounts incurred to-date during 2014) through 2018 (in millions of dollars).

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

Boardman-to-Hemingway Line: The Boardman-to-Hemingway line, a proposed 300-mile, 500-kV transmission project between a station near Boardman, Oregon and the Hemingway station near Boise, Idaho, would provide transmission service to meet future resource needs. The Boardman-to-Hemingway line was included in the preferred resource portfolio in Idaho Power’s 2013 Integrated Resource Plan (IRP). In January 2012, Idaho Power entered into a joint funding agreement with PacifiCorp and the Bonneville Power Administration (BPA) to pursue permitting of the project. The joint funding agreement provides that Idaho Power's interest in the permitting phase of the project would be approximately 21 percent, and that during future negotiations relating to construction of the transmission line Idaho Power would seek to retain that percentage interest in the completed project. Assuming both other participants fund their full share of the total cost of the permitting phase of the project, Idaho Power's estimated share of the cost of the permitting phase of the project is approximately $20 million, including AFUDC. Total cost estimates for the project are between $890 million and $940 million, including AFUDC. This cost estimate excludes the impacts of inflation and price changes of materials and labor resources that may occur following the date of the estimate. Idaho Power's share of the permitting phase of the project (excluding AFUDC) is included in the capital requirements table above. Construction costs beyond the permitting phase are not included in the table above.

The permitting phase of the Boardman-to-Hemingway project is subject to review and approval by the U.S. Bureau of Land Management (BLM) (as the lead federal agency on behalf of other federal agencies), the U.S. Forest Service, and the Oregon Department of Energy. Idaho Power currently expects the BLM to issue a draft environmental impact statement (EIS) for the project in late 2014. In the separate Oregon state permitting process, Idaho Power submitted a preliminary application for a site certificate in February 2013 and intends to submit the final application in late 2015. In light of the delays and siting impediments that have occurred and are expected, Idaho Power is unable to accurately determine an approximate in-service date for the line but continues to expect the in-service date would be in 2020 or beyond.

Idaho Power has expended approximately $58 million on the Boardman-to-Hemingway project through June 30, 2014. Pursuant to the terms of the joint funding arrangements, approximately $29 million of that amount must be reimbursed to Idaho Power by joint permitting participants for expenses Idaho Power incurred, $23 million of which Idaho Power had received as of June 30, 2014. An additional $14 million is subject to reimbursement at a later date from the joint permitting participants, assuming their continued participation in the project, for expenses Idaho Power incurred prior to execution of the joint funding arrangements. Idaho Power plans to seek recovery of its share of project costs through the regulatory process.

Gateway West Line: Idaho Power and PacifiCorp are pursuing the joint development of the Gateway West project, a 500-kV transmission project between a station located near Douglas, Wyoming and the Hemingway station. In January 2012, Idaho Power and PacifiCorp entered a new joint funding agreement for permitting of the project. Idaho Power's estimated cost for the permitting phase of the Gateway West project is approximately $29 million, including AFUDC. Idaho Power has expended approximately $25 million on the permitting phase of the project through June 30, 2014. As of the date of this report, Idaho Power estimates the total cost for its share of the project (including both permitting and construction) to be between $150 million and $300 million, including AFUDC. Idaho Power's share of the permitting phase of the project (excluding AFUDC) is included in the capital requirements table above. Construction costs are not included in the table above.

Idaho Power's interest in the Gateway West project applies to four of ten segments involved in the project, referred to as segments 6 (which Idaho Power had previously constructed and is included only for purposes of federal permitting related to the Gateway West project), 8, 9, and 10, comprised of 88, 126, 152, and 34 miles, respectively and each of which is 500-kV.

The BLM released its record of decision prepared under the National Environmental Policy Act in November 2013. In its record of decision, the BLM identified its final decision on the routing of the project, issued right-of-way grants on public land for segments 1 through 7 and 10, and deferred a decision on segments 8 and 9 to resolve routing concerns in those areas. Several interested parties have appealed the BLM's record of decision, and Idaho Power has intervened in the proceedings. The BLM requested and received from the Boise District Regional Advisory Council recommendations on routing, siting, and mitigation/enhancements for segments 8 and 9. The BLM has determined that a full supplemental EIS will be required for segments 8 and 9 but has not released a schedule for the preparation and issuance of the supplemental EIS. Idaho Power estimates that it could take up to two years before a record of decision is issued by the BLM on segments 8 and 9.

Shoshone Falls Expansion Project Update:  The Shoshone Falls plant expansion project was included in Idaho Power's 2013 IRP and consists of constructing a new powerhouse, intake structure, penstock, and substation and the installation of a new turbine to increase the nameplate generation capacity of the plant from 12.5 MW to 61.5 MW. The most recent FERC license amendment issued for the plant in 2012 required the project to be completed by 2017.  However, as the project is unlikely to be completed by 2017, Idaho Power sought from the FERC an additional schedule extension. In May 2014, the FERC authorized extension of the date of commencement of construction to July 2018 and completion of construction by July 2022. Notwithstanding this schedule extension, Idaho Power still anticipates incurring the construction expenditures included in the table above through selecting and accelerating other projects that Idaho Power had previously expected to defer beyond 2018.

2013 Integrated Resource Plan: The IPUC and OPUC require that Idaho Power biennially prepare an IRP. The IRP forecasts Idaho Power's loads and resources for a 20-year period, analyzes potential supply-side and demand-side resource options, and identifies potential near-term and long-term actions. Decisions made in IRP proceedings do not constitute ratemaking, but the company views acceptance for filing (in Idaho) or acknowledgment (in Oregon) of an IRP as relevant to the subsequent examination of whether the company's resource investments were prudent and thus may be recoverable through rates. On June 28, 2013, Idaho Power filed its 2013 IRP with the IPUC and OPUC. The 2013 IRP includes a preferred resource portfolio, which identifies the Boardman-to-Hemingway transmission line as the major near-term supply-side resource addition. The 2013 IRP also identifies a number of significant plant upgrades and environmental control technology installations. On February 24, 2014, the IPUC accepted the 2013 IRP for filing and requested that Idaho Power continue monitoring environmental requirements at a national level and account for their impact in resource planning, collaborate with stakeholders on how best to use energy efficiency as a resource, be actively involved in matters relating to the North Valmy coal-fired power plant, and promptly apprise the IPUC of developments that could impact the company's continued reliance on that coal-fired resource. On July 8, 2014, the OPUC acknowledged Idaho Power's short-term action items in the 2013 IRP. In its order, the OPUC did not acknowledge Idaho Power's investments in selective catalytic reduction emissions technology at the Jim Bridger plant. The OPUC stated that it would undertake a fair and thorough investigation of the prudence of the emissions technology investments at the Jim Bridger plant when Idaho Power seeks rate recovery for the investments.

Defined Benefit Pension Plan Contributions

Idaho Power contributed $30 million to the defined benefit pension plan in 2013, $6.5 million in April 2014, and $6.5 million in July 2014. Idaho Power plans to contribute approximately $30 million to the pension plan during 2014 (including the April and July 2014 contributions) in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions and to mitigate the cost of being in an underfunded position. In 2015 and beyond, Idaho Power expects significant contribution obligations under the pension plan. The primary impact of pension contributions is on the timing of cash flows, as cost recovery lags behind the timing of contributions.

Contractual Obligations

During the six months ended June 30, 2014, IDACORP's and Idaho Power's contractual obligations, outside the ordinary course of business, did not change materially from the amounts disclosed in their Annual Report on Form 10-K for the year ended December 31, 2013, except for the addition of ten power purchase agreements with solar, wind, and other alternative energy developers for projects with a combined nameplate capacity of approximately 64 MW. Payments pursuant to these agreements are expected to total $252 million from 2014 to 2038. Four of these power purchase agreements remain subject to IPUC approval, with a combined nameplate capacity of approximately 10 MW and expected payments of $50 million.

In July 2014, Idaho Power signed two energy sales agreements with solar energy developers for projects with a combined nameplate capacity of approximately 120 MW.  The agreements are subject to approval by the IPUC, and the payments pursuant to these agreements are expected to total $480 million from 2016 to 2036.

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

Idaho Power filed general rate cases, as well as single-issue rate cases for the Langley Gulch power plant, that resulted in the resetting of Idaho and Oregon base rates in 2012. The outcomes of these and other significant proceedings are described in part in this report and further in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2013. In addition to the discussion below, which includes notable recent regulatory rate adjustments and mechanisms (including developments since the discussion of these matters in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2013), refer to Note 3 - “Regulatory Matters” to the condensed consolidated financial statements included in this report for additional information and updates relating to Idaho Power's regulatory matters and recent regulatory filings and orders.

Notable Orders During 2014

During 2014 to-date, Idaho Power has received orders in the notable regulatory proceedings summarized in the table below.

Description	Status	Estimated Rate Impact(1)	Notes
Power Cost Adjustment Mechanism - Idaho Filing	Approved by the IPUC on May 30, 2014	$11.1 million net PCA rate increase for the period from June 1, 2014 to May 31, 2015
The potential earnings impact of rate increases and decreases associated with the Idaho PCA mechanism is largely offset by associated increases and decreases in actual power supply costs and amortization of deferred power supply costs under the Idaho PCA mechanism.

Net Power Supply Expense Recovery	Approved by the IPUC on March 21, 2014	No net impact on revenues - resulted in the reallocation of costs collected via the Idaho PCA to Idaho base rates, effective June 1, 2014
Idaho Power requested an increase of approximately $106 million on a total-system basis in the normalized or “base level” power supply expense to be used to update base rates and in the determination of the PCA rate.

Fixed Cost Adjustment - Idaho Filing	Approved by the IPUC on May 30, 2014	$6.0 million increase in the FCA for the period from June 1, 2014 to May 31, 2015
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

Idaho ROE Support from December 2011 Settlement Stipulation; Request for Extension of Settlement Terms

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

•
if Idaho Power's actual Idaho ROE for 2012, 2013, or 2014 exceeds 10.0 percent, the amount of Idaho Power's Idaho- jurisdictional earnings exceeding a 10.0 percent and up to and including a 10.5 percent Idaho ROE for the applicable year would be shared equally between Idaho Power and its Idaho customers in the form of a rate reduction to become effective at the time of the subsequent year's PCA adjustment; and

•
if Idaho Power's actual Idaho ROE for 2012, 2013, or 2014 exceeds 10.5 percent, the amount of Idaho Power's Idaho- jurisdictional earnings exceeding a 10.5 percent Idaho ROE for the applicable year would be allocated 75 percent to Idaho Power's Idaho customers through a reduction to the pension regulatory asset and 25 percent to Idaho Power.

As Idaho Power's 2012 and 2013 Idaho ROE exceeded 10.5 percent, Idaho Power did not amortize additional ADITC in 2012 or 2013, but instead shared earnings with customers, as described in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report. Based on Idaho Power's June 30, 2014 estimate of full-year 2014 Idaho ROE, Idaho Power does not expect to amortize any additional ADITC or share earnings with customers in 2014.

On May 30, 2014, Idaho Power filed an application with the IPUC requesting an extension of the terms of the December 2011 settlement stipulation described above. Idaho Power's application stated that Idaho Power expected, as of the date of the application, to amortize less than $5 million of additional ADITCs in 2014, which would leave more than $40 million of additional ADITCs unused under the December 2011 settlement stipulation. Idaho Power's application requested that the IPUC issue an order extending the terms of the December 2011 settlement stipulation until Idaho Power has amortized a total of $45 million of additional ADITCs (including any additional ADITCs amortized in 2014) or until the terms are otherwise modified or terminated by order of the IPUC. Idaho Power requested that the IPUC process the application under modified procedure (which involves written submissions rather than hearings) and issue its decision and order no later than December 31, 2014. The IPUC has granted the request for modified procedure. A meeting among the IPUC Staff, Idaho Power, and intervening parties to conduct a workshop and engage in settlement negotiations is scheduled for August 11, 2014.

Change in Deferred Net Power Supply Costs and the Power Cost Adjustment Mechanism

Deferred power supply costs represent certain differences between Idaho Power's actual net power supply costs and the costs included in its retail rates, the latter being based on annual forecasts of power supply costs. Deferred power supply costs are recorded on the balance sheets for future recovery or refund through customer rates. The table below summarizes the change in deferred net power supply costs during the six months ended June 30, 2014.

	Idaho	Oregon(1)	Total
Balance at December 31, 2013	$84,843	$6,611	$91,454
Current period net power supply costs deferred	5,156	—	5,156
Prior amounts recovered through rates	(22,869)	(1,062)	(23,931)
SO2 allowance and renewable energy certificate (REC) sales	(2,362)	(104)	(2,466)
Revenue sharing and energy efficiency rider funds	(27,624)	—	(27,624)
Interest and other	340	202	542
Balance at June 30, 2014	$37,484	$5,647	$43,131
(1) Oregon power supply cost deferrals are subject to a statute that specifically limits rate amortizations of deferred costs to six percent of gross Oregon revenue per year (approximately $3 million).  Deferrals are amortized sequentially.

Idaho Power's PCA mechanisms in its Idaho and Oregon jurisdictions address the volatility of power supply costs and provide for annual adjustments to the rates charged to retail customers. The PCA mechanism and associated financial impacts are described in "Results of Operations" in this MD&A.  The IPUC's approval of Idaho Power's April 2014 application requesting an $11.1 million net increase in PCA rates for the 2014-2015 PCA collection period from June 1, 2014 to May 31, 2015, is discussed in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report. Previously, in May 2013 the IPUC issued an order authorizing a $140.4 million increase in Idaho PCA rates, effective for the 2013-2014 PCA collection period. Also, see Note 3 for a description of the IPUC's currently open docket to review aspects of the PCA mechanism.

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

Since 2010, when Idaho Power's normalized level of net power supply expenses included in Idaho base rates last received a comprehensive review, many of the individual cost and revenue components of these "base level" net power supply expenses changed significantly and permanently. These ongoing and permanent costs were being recovered through the Idaho PCA. The primary components contributing to the increase in net power supply expenses are increased energy purchases pursuant to PURPA, lower surplus energy sales revenue resulting from lower energy market prices, and the elimination of anticipated offsetting revenues from one special contract customer. In light of these permanent increases, on November 1, 2013, Idaho Power filed an application with the IPUC requesting an increase of approximately $106 million on a total-system basis in the normalized or “base level” power supply expense to be used to update base rates and in the determination of the PCA rate that would become effective June 1, 2014.  On March 21, 2014, the IPUC issued an order approving Idaho Power's application. This removed the Idaho-jurisdiction portion of those expenses from collection via the Idaho PCA mechanism and instead results in Idaho Power collecting that portion in base rates. Approval of the application results in no change in the aggregate amount collected through base rates and the PCA mechanism. However, the approved application will reduce the magnitude of any base rate increase requested by Idaho Power in its next general rate case application filed with the IPUC.

Update to Open Access Transmission Tariff

Idaho Power uses a formula rate for transmission service provided under its OATT, which allows transmission rates to be updated annually based on financial and operational data Idaho Power files with the FERC. On May 30, 2014, Idaho Power publicly posted its 2014 draft transmission rate, reflecting a transmission rate of $22.71 per kW-year, to be effective for the period from October 1, 2014 to September 30, 2015. Idaho Power is required to file its final transmission rate with the FERC by September 1, 2014. Idaho Power's draft posting was based on a net annual transmission revenue requirement of $120.8 million. The existing OATT rate in effect from October 1, 2013 to September 30, 2014 is $22.80 per kW-year based on a net annual transmission revenue requirement of $118.2 million.

Bulk-System Reliability Standards

In March 2014, the FERC directed the North American Electric Reliability Corporation (NERC), pursuant to the Federal Power Act, to submit for approval reliability standards that will require electric utilities to take steps or demonstrate that they have taken steps to address physical security risks and vulnerabilities related to the reliable operation of the bulk-power system. The standards require utilities to identify facilities on the bulk-power system that are critical to the reliable operation of the system and develop, validate, and implement plans to protect against physical attacks that may compromise the operability or recovery of the facilities. Idaho Power has in place a number of physical security measures for its infrastructure. However, the NERC's standards may result in Idaho Power further enhancing its existing physical security measures, which would increase costs. Idaho Power would seek to recover those increased costs through the regulatory process.

Renewable and Other Energy Contracts, Renewable Energy Certificates, and Emission Allowances

Sale of Renewable Energy Certificates: Pursuant to an IPUC order, Idaho Power continues to sell its near-term RECs and is returning to customers their share (95 percent in the Idaho jurisdiction) of those proceeds through the PCA.  Idaho Power's REC sales were $2.6 million for the six months ended June 30, 2014 as compared with $0.5 million for the same period of 2013. The comparative increase in REC sales resulted primarily from the execution of new bundled REC purchase and sale agreements with third parties.

Renewable and Other Energy Contracts: Idaho Power purchases wind power from both cogeneration and small power production (CSPP) and non-CSPP facilities, including its largest non-CSPP wind power project -- the Elkhorn Valley wind project with a 101 MW nameplate capacity. As of June 30, 2014, Idaho Power had contracts to purchase energy from on-line CSPP wind power projects with a combined nameplate rating of 577 MW and an additional 50 MW of CSPP wind power projects not on-line and scheduled to come on-line by year-end 2016.  In addition to its power purchase arrangements with wind power generators, Idaho Power has contracts for the purchase of power from other CSPP and non-CSPP renewable generation sources, such as biomass, solar, small hydroelectric projects, and two geothermal projects. As of June 30, 2014, Idaho Power had the number and nameplate capacity of signed CSPP-related agreements with terms ranging from one to 35 years set forth in the following table.

Status	Number of CSPP Contracts	Nameplate Capacity (MW)
On-line as of June 30, 2014	104	781
Contracted and projected to come on-line by June 1, 2017	15	120

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

Relicensing of Hydroelectric Projects

Costs for the relicensing of Idaho Power's hydroelectric projects are recorded in construction work in progress until new multi-year licenses are issued by the FERC, at which time the charges are transferred to electric plant in service. Idaho Power expects to seek recovery of relicensing costs through the ratemaking process. Relicensing costs of $189 million for the HCC, Idaho Power's largest hydroelectric complex and a major relicensing effort, were included in construction work in progress at June 30, 2014. As of the date of this report, the IPUC authorizes Idaho Power to include in its Idaho jurisdiction rates approximately $6.5 million annually ($10.7 million grossed up for income taxes) of AFUDC relating to the HCC relicensing project. Collecting these amounts now will reduce the amount collected in the future when HCC relicensing costs are approved for recovery in base rates. As of June 30, 2014, Idaho Power's regulatory liability for collection of AFUDC relating to the HCC was $65.5 million. While Idaho Power is unable to predict with certainty the timing of issuance of a new license for the HCC, or the financial or operational requirements of a new license, Idaho Power currently projects issuance of the license near 2020.

ENVIRONMENTAL MATTERS

Overview

Idaho Power is subject to a broad range of federal, state, regional, and local laws and regulations designed to protect, restore, and enhance the environment, including the CAA, the Clean Water Act (CWA), the Resource Conservation and Recovery Act, the Toxic Substances Control Act, the Comprehensive Environmental Response, Compensation and Liability Act, and the Endangered Species Act, among other laws. Current and pending environmental legislation relates to, among other issues, climate change, greenhouse gas, mercury and other emissions, air quality, hazardous wastes, polychlorinated biphenyls, and threatened and endangered species. These laws are administered by a number of federal, state, and local agencies. In addition to imposing continuing compliance obligations and associated costs, these laws and regulations provide authority to regulators to levy substantial penalties for noncompliance, injunctive relief, and other sanctions. Idaho Power's three coal-fired power plants and three natural gas-fired combustion turbine power plants are subject to many of these regulations. Idaho Power's 17 hydroelectric projects are also subject to a number of water discharge standards and other environmental requirements.

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

Clean Air Act Developments

Clean Air Act - Proposed Rules for Existing Generating Plants under Section 111(d)

On June 2, 2014, the EPA released, under Section 111(d) of the CAA, proposed regulations for addressing greenhouse gas emissions from existing fossil fuel-fired electric generating units (EGUs). According to the EPA, the regulations are designed to achieve a 30 percent reduction in CO2 emissions from the power sector. The proposal has two main elements: (1) state-specific emission rate-based CO2 goals and (2) guidelines for the development, submission, and implementation of state plans.  The EPA used 2012 as the baseline when calculating the state-specific emission rate goals. While the proposal lays out state-specific CO2 goals that each state is required to meet, it does not prescribe how a state should meet its goal.  Under the proposal, each state may seek to do so alone or may seek to collaborate with other states on multi-state plans.

Under the proposed rule, the EPA would permit states to develop plans to reduce CO2 emissions under an approach referred to as the “best system of emission reduction.” This approach is intended to take into account both the cost and technical feasibility of achieving such reduction. States would have flexibility to implement measures that, in some cases, are already in progress. The EPA has grouped these measures into the following four "building blocks," which generally describe four approaches for CO2 emission reduction:

1.	Reducing the carbon intensity of generation at individual affected EGUs through heat rate improvements.

2.	Reducing emissions from the most carbon-intensive affected EGUs in the amount that results from substituting generation at those EGUs with generation from less carbon-intensive affected EGUs.

3.	Reducing emissions from affected EGUs in the amount that results from substituting generation at those EGUs with expanded low- or zero-carbon generation.

4.	Reducing emissions from affected EGUs in the amount that results from the use of demand-side energy efficiency that reduces the amount of generation required.

The EPA's proposal requires that states meet their goal by 2030, with periodic reports to the EPA starting in 2022. The proposal also provides for states meeting interim goals from 2020 to 2029. State implementation plans would be due by June 30, 2016, subject to extension for portions of the plan to June 30, 2017 for state plans or June 30, 2018 for multi-state plans, under certain circumstances.

Idaho Power is analyzing the proposed rules and is participating in state and regional forums that are evaluating the impact of the proposed rules, the means by which states may seek to achieve compliance, the potential contents of state implementation plans, and other matters. As of the date of this report, Idaho Power is unable to determine the impact of the proposed rules, should they become final, on its generating plants and operations.

Regional Haze Rules - Update to Wyoming Implementation Plan: In accordance with federal regional haze rules under the CAA, coal-fired utility boilers are subject to regional haze - best available retrofit technology (RH BART) if they were built between 1962 and 1977 and affect any "Class I" (wilderness) areas. This includes all four units at the Jim Bridger coal-fired plant. In December 2009, the Wyoming Department of Environmental Quality (WDEQ) issued a RH BART permit to PacifiCorp as the operator of the Jim Bridger plant. As part of the WDEQ's long term strategy for regional haze, the permit requires that PacifiCorp install SCR equipment for NOx control at Jim Bridger Units 3 and 4 by December 31, 2015 and December 31, 2016, respectively, and submit an application by January 15, 2015 to install add-on NOx controls at Jim Bridger unit 1 by 2022 and unit 2 by 2021. In November 2010, PacifiCorp and the WDEQ signed a settlement agreement under which PacifiCorp agreed to the timing and nature of the controls. However, the settlement agreement was conditioned on the EPA ultimately approving those portions of the Wyoming Regional Haze State Implementation Plan (RH SIP) that are consistent with the terms of the settlement agreement. On January 10, 2014, the EPA approved the portion of Wyoming's RH SIP relating to the Jim Bridger plant, with the NOx control compliance dates set forth in the settlement agreement, and approved and disapproved other portions of the RH SIP. Several interested parties have appealed the EPA's decisions on Wyoming's RH SIP on various grounds. Idaho Power has not appealed the EPA's decisions but has intervened in the proceedings to participate if and to the extent the Jim Bridger plant could be affected.

Clean Water Act Developments

Potential Expansion of CWA Scope: On April 21, 2014, the EPA and U.S. Army Corps of Engineers jointly published for public comment a proposed rule to revise the definition of "waters of the United States" for purposes of the CWA. The proposed rule would potentially expand federal jurisdiction under the CWA beyond traditional navigable waters, interstate waters, territorial seas, tributaries, and adjacent wetlands, to a number of other waters, including waters with a "significant nexus" to those traditional waters. The rule could trigger substantial additional permitting and regulatory requirements under multiple provisions of the CWA. Idaho Power is analyzing the proposed rules but as of the date of this report is unable to determine the impact of the proposed rules, should they become final rules, on its operations.

CWA Section 316(b) Regulation of Cooling Water Intake Structures:  Section 316(b) of the CWA requires that National Pollutant Discharge Elimination System permits for facilities with cooling water intake structures ensure that the location, design, construction, and capacity of the structures employ the best technology available (BTA) to minimize harmful impacts on the environment, such as the removal of fish, fish larvae, marine mammals, and other aquatic organisms from waters of the U.S. In May 2014, the EPA issued final rules that establish requirements under Section 316(b) of the CWA for existing power generation facilities that withdraw more than 2 million gallons per day of water from waters of the U.S. and use at least 25 percent of the water they withdraw exclusively for cooling purposes. These facilities are required to reduce fish impingement under the final rules, using one of several options for meeting BTA requirements for reducing impingement. Based on the qualification criteria, Idaho Power expects that these new requirements apply to the Jim Bridger plant. Idaho Power and the plant's co-owner are performing studies at the plant to determine the infrastructure improvements or operational changes that may be required for the plant to comply with the new rules. Based on its preliminary analysis, as of the date of this report Idaho Power does not expect that compliance with the new rules will result in a material increase in costs.

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

Recently Issued Accounting Pronouncements

See Note 1 - "Summary of Significant Accounting Policies" to the condensed consolidated financial statements included in this report for a summary of significant accounting policies, including the discussion under "Change in Method of Accounting for Investments in Qualified Affordable Housing Projects," relating to IDACORP's adoption in 2013, with retrospective effect, of an accounting policy election to account for investments in qualified affordable housing projects using the proportional amortization method. This method change resulted in a $1.0 million increase in IDACORP's net income in the second quarter of 2013 and a $2.7 million increase in IDACORP's net income for the first half of 2013 compared to the amounts recorded under the previously applied method.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is intended to enable users of financial statements to better understand and consistently analyze an entity's revenue across industries, transactions, and geographies. ASU 2014-09 requires an entity to apply a five-step model to achieve the core principle of recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU also requires certain disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. IDACORP and Idaho Power are currently evaluating the impact of ASU 2014-09 on their financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IDACORP is exposed to market risks, including changes in interest rates, changes in commodity prices, credit risk, and equity price risk.  The following discussion summarizes these risks and the financial instruments, derivative instruments, and derivative commodity instruments sensitive to changes in interest rates, commodity prices, and equity prices that were held at June 30, 2014. IDACORP has not entered into any of these market-risk-sensitive instruments for trading purposes.

Interest Rate Risk

IDACORP manages interest expense and short- and long-term liquidity through a combination of fixed rate and variable rate debt.  Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly-rated financial institutions may be used to achieve the desired combination.

Variable Rate Debt:  As of June 30, 2014, IDACORP had $61.3 million in net floating rate debt. The fair market value of this debt was $61.3 million. Assuming no change in financial structure, if variable interest rates were to average one percentage point higher than the average rate on June 30, 2014, annual interest expense would increase and pre-tax earnings would decrease by approximately $0.6 million.

Fixed Rate Debt:  As of June 30, 2014, IDACORP had $1.6 billion in fixed rate debt, with a fair market value equal to $1.7 billion.  These instruments are fixed rate and, therefore, do not expose the companies to a loss in earnings due to changes in market interest rates.  However, the fair value of these instruments would increase by approximately $203 million if market interest rates were to decline by one percentage point from their June 30, 2014 levels.

Commodity Price Risk

IDACORP's exposure to changes in commodity prices is related to Idaho Power's ongoing utility operations that produce electricity to meet the demand of its retail electric customers. These changes in commodity prices are mitigated in large part by Idaho Power's Idaho and Oregon PCA mechanisms. To supplement its generation resources and balance its supply of power with the demand of its retail customers, Idaho Power participates in the wholesale marketplace. IDACORP’s commodity price risk as of June 30, 2014 had not changed materially from that reported in Item 7A of IDACORP's Annual Report on Form 10-K for the year ended December 31, 2013.  Information regarding Idaho Power’s use of derivative instruments to manage commodity price risk can be found in Note 11 – “Derivative Financial Instruments” to the condensed consolidated financial statements included in this report.

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

The use of performance assurance collateral in the form of cash, letters of credit, or guarantees is common industry practice.  Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties.  As of June 30, 2014, Idaho Power had posted $1.7 million of performance assurance collateral.  Should Idaho Power experience a reduction in its credit rating on Idaho Power's unsecured debt to below investment grade Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral.  Counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions.  Based upon Idaho Power's energy and fuel portfolio and market conditions as of June 30, 2014, the amount of collateral that could be requested upon a downgrade to below investment grade was approximately $10.6 million.  To minimize capital requirements, Idaho Power actively monitors the portfolio exposure and the potential exposure to additional requests for performance assurance collateral calls through sensitivity analysis.

IDACORP's credit risk related to uncollectible accounts, net of amounts reserved, as of June 30, 2014 had not changed materially from that reported in Item 7A of IDACORP's Annual Report on Form 10-K for the year ended December 31, 2013. Additional information regarding Idaho Power’s management of credit risk and credit contingent features can be found in Note 11 – “Derivative Financial Instruments” to the condensed consolidated financial statements included in this report.

Equity Price Risk

IDACORP is exposed to price fluctuations in equity markets, primarily through Idaho Power's defined benefit pension plan assets, a mine reclamation trust fund owned by an equity-method investment of Idaho Power, and other equity security investments at Idaho Power. The equity securities held by the pension plan and in such accounts are diversified to achieve broad market participation and reduce the impact of any single investment, sector, or geographic region. Idaho Power has established asset allocation targets for the pension plan holdings, which are described in Note 10 - "Benefit Plans" to the notes to the consolidated financial statements included in IDACORP's Annual Report on Form 10-K for the year ended December 31, 2013. IDACORP’s equity price risk as of June 30, 2014 had not changed materially from that reported in Item 7A of IDACORP's Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

IDACORP:  The Chief Executive Officer and the Chief Financial Officer of IDACORP, based on their evaluation of IDACORP’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2014, have concluded that IDACORP’s disclosure controls and procedures are effective as of that date.

Idaho Power:  The Chief Executive Officer and the Chief Financial Officer of Idaho Power, based on their evaluation of Idaho Power’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2014, have concluded that Idaho Power’s disclosure controls and procedures are effective as of that date.

Changes in Internal Control over Financial Reporting

There have been no changes in IDACORP’s or Idaho Power’s internal control over financial reporting during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, IDACORP’s or Idaho Power’s internal control over financial reporting.

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

Issuer Purchases of Equity Securities

During the quarter ended June 30, 2014, IDACORP effected the following repurchases of its common stock:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2014 - April 30, 2014	4,667	$56.14	—	—
May 1, 2014 - May 31, 2014	—	—	—	—
June 1, 2014 - June 30, 2014	184	57.83	—	—
Total	4,851	$56.20	—	—
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

IDACORP, INC.
(Registrant)

Date:	July 31, 2014	By:	/s/ Darrel T. Anderson
Darrel T. Anderson
President and Chief Executive Officer

Date:	July 31, 2014	By:	/s/ Steven R. Keen
Steven R. Keen
Senior Vice President, Chief Financial
Officer, and Treasurer

IDAHO POWER COMPANY
(Registrant)

Date:	July 31, 2014	By:	/s/ Darrel T. Anderson
Darrel T. Anderson
President and Chief Executive Officer

Date:	July 31, 2014	By:	/s/ Steven R. Keen
Steven R. Keen
Senior Vice President, Chief Financial
Officer, and Treasurer

EXHIBIT INDEX

The following exhibits are filed or furnished, as applicable, with the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014:

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith

10.65	Fourth Amendment to the Employee Savings Plan of Idaho Power Company, dated June 16, 2014					X
12.1	IDACORP, Inc. Computation of Ratio of Earnings to Fixed Charges and Supplemental Ratio of Earnings to Fixed Charges					X
12.2	Idaho Power Company Computation of Ratio of Earnings to Fixed Charges and Supplemental Ratio of Earnings to Fixed Charges					X
15.1	Letter Re: Unaudited Interim Financial Information					X
31.1	Certification of IDACORP, Inc. Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of IDACORP, Inc. Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.3	Certification of Idaho Power Company Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.4	Certification of Idaho Power Company Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of IDACORP, Inc. Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of IDACORP, Inc. Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.3	Certification of Idaho Power Company Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.4	Certification of Idaho Power Company Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
95.1	Mine Safety Disclosures					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X