Form 10-K
period 2014-12-31
IDACORP INC; IDAHO POWER CO
filed 2015-02-19
CIK 1057877, 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

IDACORP, Inc.:
Large accelerated filer	(X)	Accelerated filer	( )	Non-accelerated filer	( )	Smaller reporting company	( )

Idaho Power Company:
Large accelerated filer	( )	Accelerated filer	( )	Non-accelerated filer	(X)	Smaller reporting company	( )

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act).

IDACORP, Inc.	Yes	( )	No	(X)	Idaho Power Company	Yes	( )	No	(X)

Aggregate market value of voting and non-voting common stock held by non-affiliates (June 30, 2014):

IDACORP, Inc.:	$2,875,967,074	Idaho Power Company:	None

Number of shares of common stock outstanding as of February 13, 2015:
IDACORP, Inc.:	50,259,292
Idaho Power Company:	39,150,812, all held by IDACORP, Inc.

Documents Incorporated by Reference:

Part III, Items 10 - 14	Portions of IDACORP, Inc.’s definitive proxy statement to be filed pursuant to Regulation 14A for the 2015 annual meeting of shareholders.

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

		Page

Commonly Used Terms		4
Cautionary Note Regarding Forward-Looking Statements		5

Part I

Item 1	Business	7
	Executive Officers of the Registrants	18
Item 1A	Risk Factors	19
Item 1B	Unresolved Staff Comments	28
Item 2	Properties	28
Item 3	Legal Proceedings	30
Item 4	Mine Safety Disclosures	30

Part II

Item 5	Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	30
Item 6	Selected Financial Data	32
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	33
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	72
Item 8	Financial Statements and Supplementary Data	74
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	127
Item 9A	Controls and Procedures	127
Item 9B	Other Information	131

Part III

Item 10	Directors, Executive Officers and Corporate Governance*	131
Item 11	Executive Compensation*	131
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*	131
Item 13	Certain Relationships and Related Transactions, and Director Independence*	132
Item 14	Principal Accountant Fees and Services*	132

Part IV

Item 15	Exhibits and Financial Statement Schedules	133

Signatures		144

* Except as indicated in Items 10, 12, and 14, IDACORP, Inc. information is incorporated by reference to IDACORP, Inc.'s definitive proxy statement for the 2015 annual meeting of shareholders.

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

•
the ability to obtain debt and equity financing or refinance existing debt when necessary or advisable and on favorable terms, which can be affected by factors such as credit ratings, volatility in the financial markets, interest rate fluctuations, decisions by the Idaho or Oregon public utility commissions, and the companies' past or projected financial performance;

•
reductions in credit ratings, which could adversely impact access to capital markets and would require the posting of additional collateral to counterparties pursuant to credit and contractual arrangements;

•	variable hydrological conditions and over-appropriation of surface and groundwater in the Snake River basin, which may impact the amount of generation from Idaho Power's hydroelectric facilities;

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

•
the increased costs and operational challenges associated with purchasing and integrating intermittent renewable energy sources, including mandated power purchases under federal law, into Idaho Power's resource portfolio;

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

PART I
ITEM 1.  BUSINESS

OVERVIEW

Background

IDACORP, Inc. (IDACORP) is a holding company incorporated in 1998 under the laws of the state of Idaho. Its principal operating subsidiary is Idaho Power Company (Idaho Power).  IDACORP is subject to the provisions of the Public Utility Holding Company Act of 2005, which provides the Federal Energy Regulatory Commission (FERC) and state utility regulatory commissions with access to books and records and imposes record retention and reporting requirements on IDACORP.

Idaho Power was incorporated under the laws of the state of Idaho in 1989 as the successor to a Maine corporation that was organized in 1915 and began operations in 1916.  Idaho Power is an electric utility engaged in the generation, transmission, distribution, sale, and purchase of electric energy and capacity and is regulated by the state regulatory commissions of Idaho and Oregon and by the FERC.  Idaho Power is the parent of Idaho Energy Resources Co. (IERCo), a joint venturer in Bridger Coal Company (BCC), which mines and supplies coal to the Jim Bridger generating plant owned in part by Idaho Power. Idaho Power's utility operations constitute nearly all of IDACORP's current business operations and are IDACORP’s only reportable business segment.  Segment financial information is presented in Note 17 – "Segment Information" to the consolidated financial statements included in this report.  As of December 31, 2014, IDACORP had 2,021 full-time employees, 2,011 of whom were employed by Idaho Power, and 22 part-time employees, 20 of whom were employed by Idaho Power.

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

Available Information

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

UTILITY OPERATIONS

Background

Idaho Power provided electric utility service to approximately 516,000 general business customers in southern Idaho and eastern Oregon as of December 31, 2014. Over 428,000 of these customers are residential. Idaho Power’s principal commercial and industrial customers are involved in food processing and refining, electronics and general manufacturing, agriculture, health care, and winter recreation.  Idaho Power holds franchises, typically in the form of right-of-way arrangements, in 71 cities in Idaho and nine cities in Oregon and holds certificates from the respective public utility regulatory authorities to serve all or a portion of 25 counties in Idaho and three counties in Oregon. Idaho Power's service area is shaded in the illustration on the following page and covers approximately 24,000 square miles with an estimated population of one million.

WASHINGTON
MONTANA
Salmon
Baker
City
McCall
IDAHO
Ontario
Boise
Hailey
OREGON
Pocatello
Twin
Falls
NEVADA
UTAH

Electric utilities have historically been recognized as natural monopolies and operate in a highly regulated environment - one in which they have an obligation to provide electric service to their customers and in return receive an exclusive franchise within their service territory - with an opportunity to earn a regulated rate of return.  Idaho Power is under the jurisdiction (as to rates, service, accounting, and other general matters of utility operation) of the Idaho Public Utilities Commission (IPUC), the Public Utility Commission of Oregon (OPUC), and the FERC. The IPUC and OPUC determine the rates that Idaho Power is authorized to charge to its general business customers. Idaho Power is also under the regulatory jurisdiction of the IPUC, the OPUC, and the Public Service Commission of Wyoming as to the issuance of debt and equity securities. As a public utility under the Federal Power Act, Idaho Power has authority to charge market-based rates for wholesale energy sales under its FERC tariff and to provide transmission services under its open access transmission tariff (OATT). Additionally, the FERC has jurisdiction over Idaho Power's sales of transmission capacity and wholesale electricity, hydroelectric project relicensing, and system reliability, among other items.

Regulatory Accounting

Idaho Power is subject to accounting principles generally accepted in the United States of America, with the impacts of rate regulation reflected in its financial statements. These principles provide for the deferral as regulatory assets of certain costs that would otherwise be charged to expense, based on expected recovery from customers in future prices. Likewise, certain credits that would otherwise reduce expense or increase revenues can be deferred as regulatory liabilities, based on expected future credits or refunds to customers. Idaho Power records regulatory assets or liabilities if it is probable that they will be reflected in future prices, based on regulatory orders or other available evidence.

Business Strategy

IDACORP’s business strategy emphasizes Idaho Power as IDACORP’s core business, as Idaho Power's utility operations are the primary driver of IDACORP's operating results.  Idaho Power's three-part strategy can be summarized as follows:

•
Responsible Planning:  Idaho Power’s planning process is intended to ensure adequate generation, transmission, and distribution resources to meet anticipated population growth and increasing electricity demand.  This planning process integrates Idaho Power’s regulatory strategy and financial planning, including the consideration of regional economic development in the communities Idaho Power serves.

•
Responsible Development and Protection of Resources:  Idaho Power’s business strategy includes the development and protection of generation, transmission, distribution, and associated infrastructure, and stewardship of the natural resources upon which Idaho Power and the communities it serves depend.  Additionally, the strategy considers workforce planning and employee development and retention related to these strategic elements.

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

Rates and Revenues

Idaho Power generates revenue primarily through the sale of electricity to retail and wholesale customers and the provision of transmission service. The prices that the IPUC, the OPUC, and the FERC authorize Idaho Power to charge for the electric power and services Idaho Power sells are a critical factor in determining IDACORP's and Idaho Power's results of operations and financial condition. In addition to the discussion below, for more information on Idaho Power's regulatory framework and rate regulation, see the “Regulatory Matters” section of Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) and Note 3 – “Regulatory Matters” to the consolidated financial statements included in this report.

Retail Rates: Idaho Power periodically evaluates the need to seek changes to its retail electricity price structure to cover its operating costs and provide an opportunity for a reasonable rate of return on its investments.  Idaho Power uses general rate cases, power cost adjustment (PCA) mechanisms, a fixed cost adjustment (FCA) mechanism, balancing accounts and tariff riders, and subject-specific filings to recover its costs of providing service and to earn a return on investment. Retail prices are generally determined through formal ratemaking proceedings that are conducted under established procedures and schedules before the issuance of a final order.  Participants in these proceedings include Idaho Power, the staffs of the IPUC or OPUC, and other interested parties.  The IPUC and OPUC are charged with ensuring that the prices and terms of service are fair, are non-discriminatory, and provide Idaho Power an opportunity to recover its prudently incurred or allowable costs and expenditures and earn a reasonable return on investment. The ability to request rate changes does not, however, ensure that Idaho Power will recover all of its costs or earn a specified rate of return.

In addition to general rate case filings, ratemaking proceedings can involve charges or credits related to specific costs, programs, or activities, as well as the recovery or refund of deferred amounts recorded pursuant to specific authorization from the IPUC or OPUC.  Deferred amounts are generally collected from or refunded to retail customers through the use of base rates or supplemental tariffs. Outside of base rates, three of the most significant mechanisms for recovery of costs are the PCA mechanisms, FCA mechanism, and energy efficiency rider. The Idaho and Oregon PCA mechanisms are intended to address the volatility of power supply costs and provide for annual adjustments to the rates charged to retail customers by allowing partial recovery of the difference between net power supply costs included in base rates and actual net power supply costs incurred by Idaho Power. The FCA mechanism is designed to remove Idaho Power’s financial disincentive to invest in energy efficiency programs by separating (or decoupling) the recovery of fixed costs from the variable kilowatt-hour charge for certain Idaho customer classes and linking it instead to a set amount per customer.  Separately, Idaho Power collects some of its energy efficiency program costs through an energy efficiency rider on customer bills.

Wholesale Markets: As a public utility subject to the provisions of Part II of the Federal Power Act (FPA), Idaho Power has authority to charge market-based rates for wholesale energy sales under its FERC tariff and to provide transmission services under its OATT.  Idaho Power’s OATT transmission rate is revised each year based primarily on financial and operational data Idaho Power files annually with the FERC in its Form 1.  The Energy Policy Act of 2005 granted the FERC increased statutory authority to implement mandatory transmission and network reliability standards, as well as enhanced oversight of power and transmission markets, including protection against market manipulation.  These mandatory transmission and reliability standards were developed by the North American Electric Reliability Corporation (NERC) and the Western Electricity Coordinating Council (WECC), which have responsibility for compliance and enforcement of transmission and reliability standards.

Idaho Power participates in the wholesale energy markets by purchasing power to help meet load demands and selling power that is in excess of load demands.  Idaho Power's market activities are guided by a risk management policy and frequently updated operating plans. These operating plans are impacted by factors such as customer demand for power, market prices, generating costs, transmission constraints, and availability of generating resources.  Some of Idaho Power's 17 hydroelectric generation facilities are operated to optimize the water that is available by choosing when to run hydroelectric generation units and when to store water in reservoirs.  Idaho Power at times operates these and its other generation facilities to take advantage of market opportunities. These decisions affect the timing and volumes of market purchases and market sales.  Even in below-normal water years, there are opportunities to vary water usage to capture wholesale marketplace economic benefits, maximize generation unit efficiency and meet peak loads.  Compliance factors such as allowable river stage elevation changes and flood control requirements also influence these generation dispatch decisions. Idaho Power's off-system sales revenues depend largely on the availability of generation resources above the amount necessary to serve customer loads as well as adequate market power prices at the time when those resources are available. When either factor is low, off-system sales revenue is reduced.

Energy Sales: Weather, seasonal customer demand, and economic conditions all impact the amount of electricity that Idaho Power sells as well as the costs it incurs to provide that electricity. Idaho Power's utility revenues are not earned and associated expenses are not incurred evenly during the year.  Idaho Power’s retail energy sales typically peak during the summer irrigation and cooling season, with a lower peak in the winter. Extreme temperatures increase sales to customers who use electricity for cooling and heating, and moderate temperatures decrease sales.  Increased precipitation levels during the agricultural growing season reduce electricity sales to customers who use electricity to operate irrigation pumps.  The table that follows presents Idaho Power’s revenues and sales volumes for the last three years, classified by customer type.  Approximately 95 percent of Idaho Power’s general business revenue originates from customers located in Idaho, with the remainder originating from customers located in Oregon.  Idaho Power’s operations, including information on energy sales, are discussed further in Part II, Item 7 - MD&A - "Results of Operations - Utility Operations.”

	Year Ended December 31,
	2014	2013	2012
General business revenues (thousands of dollars)
Residential	$500,195	$513,914	$431,555
Commercial	299,462	281,009	241,519
Industrial	182,675	165,941	145,054
Irrigation	158,654	159,242	137,424
Provision for rate refund for sharing mechanism	(7,999)	(7,602)	(7,151)
Deferred revenue related to Hells Canyon Complex relicensing AFUDC	(10,706)	(10,776)	(10,636)
Total general business revenues	1,122,281	1,101,728	937,765
Off-system sales	77,165	54,473	61,534
Other	79,205	86,897	77,426
Total revenues	$1,278,651	$1,243,098	$1,076,725
Energy sales (thousands of MWh)
Residential	4,965	5,365	5,039
Commercial	3,944	3,975	3,865
Industrial	3,217	3,182	3,133
Irrigation	1,966	2,097	2,048
Total general business	14,092	14,619	14,085
Off-system sales	2,220	1,683	2,183
Total	16,312	16,302	16,268

Competition: Idaho Power's electric utility business has historically been recognized as a natural monopoly. Idaho Power's rates for retail electric services are generally determined on a “cost of service” basis. Rates are designed to provide, after recovery of allowable operating expenses including depreciation on capital investments, an opportunity for Idaho Power to earn a reasonable return on investment as authorized by regulators. Alternative methods of generation, including customer-owned solar and other forms of distributed generation, compete with Idaho Power for sales to existing customers.  Also, non-utility businesses are developing new technologies and services to help energy consumers manage energy in new ways that could alter demand for Idaho Power's electric energy. Idaho Power also competes with natural gas distribution companies in serving the energy needs of customers for space heating, water heating, and appliances, and with fuel oil providers for space heating.

Idaho Power also participates in the wholesale energy markets and in the electric transmission markets. Generally, these wholesale markets are regulated by the FERC, which requires electric utilities to transmit power to or for wholesale purchasers and sellers and make available, on a non-discriminatory basis, transmission capacity for the purpose of providing these services.

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

Weather, load demand, economic conditions, and availability of generation resources impact power supply costs.  Idaho Power’s annual hydroelectric generation varies depending on water conditions in the Snake River basin. Drought conditions and increased peak load demand cause a greater reliance on potentially more expensive energy sources to meet load requirements.  Conversely, favorable hydroelectric generation conditions increase production at Idaho Power’s hydroelectric generating facilities and reduce the need for thermal generation and wholesale market purchased power.  Economic conditions and governmental regulations can affect the market price of natural gas and coal, which may impact fuel expense and market prices for purchased power. Idaho Power has PCA mechanisms in Idaho and Oregon that mitigate in large part the potentially adverse financial statement impacts of volatile fuel and power costs.

Idaho Power’s system is dual peaking, with the larger peak demand occurring in the summer.  The all-time system peak demand was 3,407 Megawatts (MW), set on July 2, 2013, and the all-time winter peak demand was 2,527 MW, set on December 10, 2009.  During these and other similarly heavy load periods Idaho Power’s system is fully committed to serve load and meet required operating reserves. The table below presents Idaho Power’s total power supply for the last three years:

	MWh			Percent of Total Generation
	2014	2013	2012	2014	2013	2012
	(thousands of MWh)
Hydroelectric plants	6,170	5,656	7,956	47%	42%	57%
Coal-fired plants	5,851	6,327	5,227	44%	47%	38%
Natural gas fired plants	1,175	1,576	676	9%	11%	5%
Total system generation	13,196	13,559	13,859	100%	100%	100%

Purchased power - cogeneration and small power production	2,286	2,127	1,961
Purchased power - other	1,867	1,775	1,709
Total purchased power	4,153	3,902	3,670
Total power supply	17,349	17,461	17,529

Hydroelectric Generation: Idaho Power operates 17 hydroelectric projects located on the Snake River and its tributaries.  Together, these hydroelectric facilities provide a total nameplate capacity of 1,709 MW and annual generation of approximately 8.5 million Megawatt-hours (MWh) under median water conditions. The amount of hydroelectric power generated depends on several factors—the amount of snow pack in the mountains upstream of Idaho Power’s hydroelectric facilities, reservoir storage, springtime snow pack run-off, river base flows, spring flows, rainfall, the amount and timing of water leases, and other weather and stream flow considerations.  Generation at the plants located on the Snake River also depends on the state water rights held by Idaho Power and the long-term sustainability of the Snake River, tributary spring flows, and the Eastern Snake Plain Aquifer that is connected to the Snake River.  Idaho Power participates in work groups related to water management issues in Idaho that may affect those water rights and resources with the goal to preserve, to the fullest extent possible, the long-term availability of water for use at Idaho Power’s hydroelectric projects on the Snake River.

During low water years, when stream flows into Idaho Power’s hydroelectric projects are reduced, Idaho Power’s hydroelectric generation is reduced, resulting in a reliance on other generation resources and power purchases. In 2013, below average snow accumulation in the Snake River basin resulted in hydroelectric generation below the 8.5 million MWh historical median. For 2014, significantly low upstream carryover storage hindered the impact of the runoff of near-normal 2014 snow accumulation, resulting in 2014 generation below the historical median. Generation from Idaho Power’s hydroelectric facilities was 6.2 million MWh in 2014.  The Northwest River Forecast Center of the National Oceanic and Atmospheric Administration reported that Brownlee Reservoir (part of Idaho Power's Hells Canyon Complex) inflow for April through July 2014 was 3.4 million acre-feet (maf). By comparison, April through July Brownlee Reservoir inflow was 2.6 maf in 2013 and 5.5 maf in 2012. For 2015, Idaho Power estimates generation from its hydroelectric facilities of between 7.0 million MWh and 9.0 million MWh.

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

Idaho Power is subject to the provisions of the FPA as a “public utility” and as a “licensee” by virtue of its hydroelectric operations. As a licensee under Part I of the FPA, Idaho Power and its licensed hydroelectric projects are subject to conditions described in the FPA and related FERC regulations.  These conditions and regulations include, among other items, provisions relating to condemnation of a project upon payment of just compensation, amortization of project investment from excess project earnings, and possible takeover of a project after expiration of its license upon payment of net investment and severance damages.

Coal-Fired Generation: Idaho Power co-owns the following coal-fired power plants:

•	Jim Bridger located in Wyoming, in which Idaho Power has a one-third interest;

•	North Valmy located in Nevada, in which Idaho Power has a 50 percent interest; and

•	Boardman located in Oregon, in which Idaho Power has a 10 percent interest.

PacifiCorp is the operator of the Jim Bridger power plant.  Idaho Power owns a one-third interest in BCC, which owns the mine that supplies coal to the Jim Bridger power plant. The mine, which is operated by PacifiCorp and located near the Jim Bridger plant, operates under a long-term sales agreement that provides for delivery of coal over a 51-year period ending in 2024 from surface and underground sources.  Idaho Power believes that BCC has sufficient reserves to provide coal deliveries for at least the term of the sales agreement.  Idaho Power also has a coal supply contract providing for annual deliveries of coal through 2017 from the Black Butte Coal Company’s Black Butte mine located near the Jim Bridger plant.  This contract supplements the BCC deliveries and provides another coal supply to operate the Jim Bridger plant.  The Jim Bridger plant’s rail load-in facility and unit coal train, while limited, provides the opportunity to access other fuel supplies for tonnage requirements above established contract minimums.

NV Energy is the operator of the North Valmy power plant. NV Energy and Idaho Power have contracts with a coal supplier through 2015. Idaho Power's share of these contracts along with existing coal inventory at the plant are expected to meet Idaho Power's projected coal supply needs for 2015 and approximately 60 percent of its supply needs for 2016.

Portland General Electric Company is the operator of the Boardman power plant. Ninety percent of the Boardman plant’s projected coal requirement is under contract for 2015. The Boardman generating plant receives coal through annual contracts with suppliers from the Powder River Basin in northeast Wyoming.  In December 2010, the Oregon Environmental Quality Commission approved a plan to cease coal-fired operations at the Boardman power plant no later than December 31, 2020.

Natural Gas-fired Generation: Idaho Power owns and operates the Langley Gulch natural gas-fired combined cycle power plant and the Danskin and Bennett Mountain natural gas-fired simple cycle combustion turbine power plants. All three plants are located in Idaho. The Langley Gulch power plant was placed into service in June 2012.

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

As of December 31, 2014, approximately 5.35 million MMBtu's of natural gas was financially hedged for physical delivery for the operational dispatch of the Langley Gulch plant through July 2015. Idaho Power plans to manage the procurement of additional natural gas for the peaking units on the daily spot market or from storage inventory as necessary to meet system requirements and fueling strategies.

Purchased Power: As described below, Idaho Power purchases power in the wholesale market as well as power pursuant to long-term power purchase contracts and exchange agreements.

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

During 2014 and 2013, Idaho Power purchased 1.9 million MWh and 1.8 million MWh of power through wholesale market purchases at an average cost of $49.31 per MWh and $47.91 per MWh, respectively. During 2014 and 2013, Idaho Power sold 2.2 million MWh and 1.7 million MWh of power in wholesale market sales, with an average price of $34.76 per MWh and $32.37 per MWh, respectively.

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

PURPA Power Purchase Contracts: Idaho Power purchases power from PURPA projects as mandated by federal law. As of December 31, 2014, Idaho Power had contracts with on-line PURPA-related projects with a total of 781 MW nameplate generation capacity, with an additional 521 MW nameplate capacity of projects projected to be on-line by June 1, 2017. The power purchase contracts for these projects have original contract terms ranging from one to 35 years. The expense and volume of PURPA project power purchases during the last three years is included in the table below:

	Year Ended December 31,
	2014	2013	2012
PURPA contract expense (in thousands)	$144,617	$131,338	$117,618
MWh purchased under PURPA contracts (in thousands)	2,286	2,127	1,961
Average cost per MWh from PURPA contracts	$63.26	$61.75	$59.98

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

•
IPUC and OPUC jurisdictional regulations have generally provided for PURPA standard contract terms of up to 20 years, though a current docket exists at the IPUC to review contract terms for future agreements.

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

Idaho Power, as well as other affected electric utilities, have engaged in proceedings at the IPUC and OPUC relating to PURPA contracts. These proceedings have related to, among other things, appropriate contract term lengths and the prices paid for energy purchased from PURPA projects. Refer to Part II - Item 7 - MD&A - "Regulatory Matters - Renewable Energy Standards and Contracts" for a summary of those proceedings.

Emerging Energy Imbalance Markets: Utilities in the western United States outside the California Independent System Operator (California ISO) have traditionally relied upon a combination of automated and manual dispatch within the hour to balance generation and load to maintain reliable supply. These utilities have limited capability to transact within the hour outside their own borders.  In contrast, energy imbalance markets use automated intra-hour economic dispatch of generation from committed resources to serve loads.  The California ISO, PacifiCorp, and other parties implemented a new energy imbalance market in the fourth quarter of 2014 (California ISO-PAC EIM) under which the parties enabled their systems to interact for dispatch purposes.  Similarly, the Northwest Power Pool (NWPP) Members Market Assessment and Coordination Committee has stated that it intends to implement the Security Constrained Economic Dispatch (NWPP SCED), an intra-hour energy balancing market, in 2016.   The California ISO-PAC EIM and the NWPP SCED are similar but not identical approaches to balancing services and each are intended to reduce the costs to serve customers through more efficient dispatch of a larger and more diverse pool of resources, to integrate intermittent power from renewable generation sources more effectively, and to enhance reliability.  Participation in both the California ISO-PAC EIM and the NWPP SCED are voluntary and available to all balancing authorities in the western United States.  Idaho Power is an active participant in the development stage of the NWPP SCED project and is also evaluating the potential opportunities and challenges associated with the NWPP SCED and the California ISO-PAC EIM.

Transmission Services and Federal Tariff

Electric transmission systems deliver energy from electric generation facilities to distribution systems for final delivery to customers.  Transmission systems are designed to move electricity over long distances because generation facilities can be located anywhere from a few miles to hundreds of miles from customers.  Idaho Power’s generating facilities are interconnected through its integrated transmission system and are operated on a coordinated basis to achieve maximum capability and reliability.  Idaho Power’s transmission system is directly interconnected with the transmission systems of the Bonneville Power Administration, Avista Corporation, PacifiCorp, NorthWestern Energy, and NV Energy.  These interconnections, coupled with transmission line capacity made available under agreements with some of those entities, permit the interchange, purchase, and sale of power among entities in the Western Interconnection.  Idaho Power provides wholesale transmission service for eligible transmission customers on a non-discriminatory basis.  Idaho Power is a member of the WECC, the NWPP, the Northern Tier Transmission Group, and the North American Energy Standards Board.  These groups have been formed to more efficiently coordinate transmission reliability and planning throughout the Western Interconnection.

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

Resource Planning

Integrated Resource Planning: The IPUC and OPUC require that Idaho Power prepare biennially an Integrated Resource Plan (IRP). Idaho Power filed its most recent IRP in June 2013.  The IRP seeks to forecast Idaho Power's loads and resources for a 20-year period, analyzes potential supply-side and demand-side resource options, and identifies potential near-term and long-term actions.  The four primary goals of the IRP are to:

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

In February 2014, the IPUC accepted the 2013 IRP for filing and requested that Idaho Power continue monitoring environmental requirements at a national level and account for their impact in resource planning, continue to collaborate with stakeholders on how best to use energy efficiency as a resource, and continue to be actively involved in matters relating to the North Valmy coal-fired power plant and promptly apprise the IPUC of developments that could impact the company's continued reliance on that coal-fired resource. In July 2014, the OPUC acknowledged Idaho Power's short-term action items in the 2013 IRP. However, in its order the OPUC did not acknowledge Idaho Power's investments in selective catalytic reduction emissions technology being installed at the Jim Bridger plant. The OPUC stated that it would undertake a fair and thorough investigation of the prudence of the emissions technology investments at the Jim Bridger plant when Idaho Power seeks rate recovery for the investments.

During the time between IRP filings, the public and regulatory oversight of the activities identified in the IRP allows for discussion and adjustment of the IRP as warranted. Idaho Power makes periodic adjustments and corrections to the resource plan to reflect economic conditions, anticipated resource development, changes in technology, and regulatory requirements.

Idaho Power expects to file the 2015 IRP in June 2015. Idaho Power has begun its 2015 IRP process, initiating the public involvement process and analyzing future anticipated loads. The load forecast Idaho Power expects to use for purposes of the 2015 IRP predicts an average annual growth rate of 1.2 percent for average loads and 1.5 percent for summer peak loads over the 20-year planning horizon from 2015 to 2034. The rate of load growth can impact the timing and extent of development of resources, such as new generation plants or transmission infrastructure, to serve those loads. The load forecast Idaho Power used in the 2013 IRP predicted an average annual growth rate of 1.1 percent for average loads and 1.4 percent for summer peak loads over the 20-year planning horizon from 2013 to 2032.

Recent studies outside of the IRP process that incorporate the potential for additional mandatory PURPA-related power purchases suggest that no peak-hour load deficit exists through 2021 under some circumstances. Thus, Idaho Power expects there may be available near term capacity to accommodate growth from economic development or increases in customers and loads. Idaho Power expects to be able to manage near-term summer peak capacity deficits until completion of the Boardman-to-Hemingway transmission line, which is expected to be in service in 2021 or beyond. If the Boardman-to-Hemingway line is not constructed by the time necessary to meet load demand, Idaho Power will need to identify alternatives to meet future load requirements. Should estimates of higher growth rates materialize, or were there to be a significant increase in loads due to new, unanticipated large-load customers, Idaho Power could be required to adjust its infrastructure development timing and plans accordingly.

Integration of Intermittent Resources: In response to the operational challenges associated with integrating intermittent wind and solar generation that Idaho Power must purchase pursuant to PURPA, and in recognition that the costs and challenges associated with integrating these resources will become even more pronounced as the volume of intermittent resources in Idaho Power's portfolio increases, Idaho Power continues efforts to better understand the effects of wind and solar generation on power system operation.  As part of these efforts, Idaho Power has performed wind and solar integration studies aimed at providing insight into the maximum amounts of intermittent generation Idaho Power's system can accommodate without significantly impacting reliability. In further response to the integration challenges, Idaho Power has implemented an internally developed wind forecasting system, in recognition that cost-intensive modifications to operations intended to integrate wind are reduced, though not eliminated, with improved wind production forecasting. Due to the large volumes of solar generation projects being proposed under PURPA, the IPUC recently directed Idaho Power to update the solar integration study, taking into account the higher solar penetration levels. Idaho Power expects to complete and file the updated study during 2015. Also due to the large volumes of proposed solar projects, in January 2015 Idaho Power initiated a proceeding at the IPUC regarding the length of contract terms under PURPA contracts, described in Part II - Item 7 - MD&A - "Regulatory Matters."

Energy Efficiency and Demand Response Programs: Idaho Power has 19 energy efficiency and demand response programs targeting energy savings across the entire year and summer system demand reduction.  These programs are offered to all customer segments and emphasize the wise use of energy, especially during periods of high demand.  This energy and demand reduction can minimize or delay the need for new infrastructure.  Idaho Power’s programs include:

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

•
demand response programs to reduce peak summer demand through the voluntary interruption of central air conditioners for residential customers, interruption of irrigation pumps, and reduction of commercial and industrial demand through a third-party demand response aggregator; and

•	membership in the Northwest Energy Efficiency Alliance, which supports market transformation efforts across the region.

In 2014, Idaho Power’s energy efficiency programs reduced energy usage by approximately 125,000 MWh. For 2014, Idaho Power had a demand response capacity of approximately 390 MW. In 2014 and 2013, Idaho Power expended approximately $37 million and $27 million, respectively, on energy efficiency and demand response programs. Funding for these programs is provided through a combination of the Idaho and Oregon energy efficiency tariff riders, base rates, and the Idaho PCA mechanism.

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

Environmental Expenditures: Idaho Power’s environmental compliance expenditures will remain significant for the foreseeable future, especially given the additional regulation proposed and under discussion at the federal level.  Idaho Power estimates its environmental expenditures, based upon present environmental laws and regulations, will be as follows for the periods indicated, excluding allowance for funds used during construction (AFUDC) (in millions of dollars):

	2015	2016 - 2017
Capital expenditures:
Studies and measures at hydroelectric facilities	$13	$28
Investments in equipment and facilities at thermal plants	60	27
Total capital expenditures	$73	$55
Operating expenses:
Operating costs for environmental facilities - hydroelectric	$19	$39
Operating costs for environmental facilities - thermal	12	26
Total operations and maintenance	$31	$65

Idaho Power anticipates that finalization of a number of federal and state rulemakings and other proceedings addressing, among other things, greenhouse gas and particulate emissions, hazardous materials, and endangered species could result in substantially increased operating and compliance costs in addition to the amounts set forth above, but Idaho Power is unable to estimate those costs given the uncertainty associated with potential future regulations.

Environmental Controls Cost Study: In connection with its IRP process, in February 2013 Idaho Power filed with the IPUC and OPUC the results of cost studies and scenario analyses conducted to assess the potential future investments necessary for the continued operation of the Jim Bridger and North Valmy coal-fired generation facilities. The Boardman plant was not included in the study because of the existing schedule to cease coal-fired operations at that plant by the end of 2020. The analysis compared the cost of future compliance with regulations to the cost of replacement generation capacity provided by combined-cycle combustion turbine technology and conversion of the units to natural gas. Because of the speculative nature of many of the future requirements, the analysis was performed under a range of fuel pricing assumptions, carbon cost assumptions, plant upgrade and retirement costs, environmental regulation assumptions, and replacement costs. Idaho Power concluded in its study that the Jim Bridger and North Valmy plants should be retained in its resource portfolio as coal-fired plants, and supports planned investments in environmental controls at those plants. However, Idaho Power will continue to monitor environmental requirements to assess whether environmental control upgrades at the coal-fired plants remain economically appropriate. Continued review of the economic appropriateness of further investment was included in a February 2014 order of the IPUC, in which the IPUC requested that Idaho Power continue monitoring environmental requirements at a national level and account for their impact in resource planning and promptly apprise the IPUC of developments that could impact the company's continued reliance on the North Valmy plant as a coal-fired resource. Idaho Power will continue to work with the plant's co-owner to monitor environmental requirements and costs associated with the plant, and to develop alignment on potential retirement dates for the plant.

Voluntary CO2 Intensity Reduction Goal: Idaho Power continues to prepare for potential legislative and/or regulatory restrictions on emissions in order to help reduce the costs of complying with such restrictions on its customers. To that end, Idaho Power is engaged in voluntary greenhouse gas emissions intensity reduction efforts.  In September 2009, IDACORP's and Idaho Power's boards of directors approved guidelines that established a goal to reduce Idaho Power's resource portfolio's average carbon dioxide (CO2) emissions intensity for the 2010 through 2013 time period to a level of 10 to 15 percent below Idaho Power's 2005 CO2 emissions intensity of 1,194 lbs CO2/MWh.  Idaho Power's estimated CO2 emissions intensity from its generation facilities, as submitted to the Carbon Disclosure Project, was as follows:

	2010	2011	2012	2013
Emission Intensity (lbs CO2/MWh)	1,060	677	871	1,129

As of the date of this report, emission intensity information for 2014 was not yet available. The combination of effective utilization of hydroelectric projects, above average stream flows in some years, reduced usage of coal-fired facilities, and addition of the Langley Gulch natural gas-fired power plant positioned Idaho Power to extend its CO2 emissions intensity reduction goal period for an additional two years, targeting an average reduction of 10 to 15 percent below its 2005 levels for the entire 2010 through 2015 time period.

IFS

IFS invests in affordable housing developments, which provide a return principally by reducing federal and state income taxes through tax credits and accelerated tax depreciation benefits. IFS has focused on a diversified approach to its investment strategy in order to limit both geographic and operational risk with most of IFS’s investments having been made through syndicated funds. IFS is no longer actively pursuing further investment opportunities, but will continue to maintain and manage its current portfolio of investments. At December 31, 2014, the gross amount of IFS’s portfolio equaled $192 million in tax credit investments.  IFS generated tax credits of $5.2 million, $5.5 million, and $5.5 million in 2014, 2013, and 2012, respectively.

IDA-WEST

Ida-West operates and has a 50 percent ownership interest in nine hydroelectric projects that have a total generating capacity of 45 MW.  Four of the projects are located in Idaho and five are in northern California.  All nine projects are “qualifying facilities” under PURPA.  Idaho Power purchased all of the power generated by Ida-West’s four Idaho hydroelectric projects at a cost of $9 million each year from 2012 to 2014.

EXECUTIVE OFFICERS OF THE REGISTRANTS

The names, ages, and positions of the executive officers of IDACORP and Idaho Power are listed below, along with their business experience during at least the past five years.  Mr. J. LaMont Keen, a member of IDACORP's and Idaho Power's boards of directors and former President and Chief Executive Officer of IDACORP and Idaho Power, and Mr. Steven R. Keen, are brothers. There are no other family relationships among these officers, nor is there any arrangement or understanding between any officer and any other person pursuant to which the officer was appointed.

Senior Executive Officers (in alphabetical order)

DARREL T. ANDERSON, 56

•	President and Chief Executive Officer of IDACORP, May 1, 2014 - present.

•	President and Chief Executive Officer of Idaho Power Company, January 1, 2014 - present.

•	President and Chief Financial Officer of Idaho Power Company, January 1, 2012 - December 31, 2013.

•	Executive Vice President, Administrative Services and Chief Financial Officer of IDACORP, Inc., October 1, 2009 - April 30, 2014.

•	Executive Vice President, Administrative Services and Chief Financial Officer of Idaho Power Company, October 1, 2009 - December 31, 2011.

•	Member of the Boards of Directors of both IDACORP, Inc. and Idaho Power Company since September 2013.

REX BLACKBURN, 59

•	Senior Vice President and General Counsel, IDACORP, Inc. and Idaho Power Company, April 1, 2009 - present.

 LISA A. GROW, 49

•	Senior Vice President - Power Supply of Idaho Power Company, October 1, 2009 - present.

 STEVEN R. KEEN, 54

•	Senior Vice President - Chief Financial Officer, and Treasurer of IDACORP, May 1, 2014 - present.

•	Senior Vice President - Chief Financial Officer, and Treasurer of Idaho Power Company, January 1, 2014 - present.

•	Vice President - Finance and Treasurer of IDACORP, Inc., June 1, 2010 - April 30, 2014.

•	Senior Vice President - Finance and Treasurer of Idaho Power Company, January 1, 2012 - December 31, 2013.

•	Vice President - Finance and Treasurer of Idaho Power Company, June 1, 2010 - December 31, 2011.

•	Vice President and Treasurer of IDACORP, Inc. and Idaho Power Company, June 1, 2006 - May 31, 2010.

WARREN KLINE, 59

•	Senior Vice President - Customer Operations of Idaho Power Company, June 1, 2014 - present.

•	Vice President - Customer Operations of Idaho Power Company, May 20, 2010 - May 31, 2014.

•	Vice President - Customer Service and Regional Operations of Idaho Power Company, July 20, 2005 - May 19, 2010.

DANIEL B. MINOR, 57
•Executive Vice President and Chief Operating Officer of Idaho Power Company, January 1, 2012 - present.
•Executive Vice President of IDACORP, Inc., May 20, 2010 - present.
•Executive Vice President - Operations of Idaho Power Company, October 1, 2009 - December 31, 2011.

 Other Executive Officers (in alphabetical order)

PATRICK A. HARRINGTON, 54

•	Corporate Secretary of IDACORP, Inc. and Idaho Power Company, March 15, 2007 - present.

LONNIE KRAWL, 51

•	Vice President and Chief Information Officer of Idaho Power Company, October 1, 2013 - present.

•	Director of Human Resources of Idaho Power Company, July 25, 2009 - September 30, 2013.

LUCI K. MCDONALD, 57

•	Vice President - Human Resources and Corporate Services of Idaho Power Company, May 20, 2010 - present.

•	Vice President - Human Resources and Corporate Services of IDACORP, Inc., May 20, 2010 - December 31, 2011.

•	Vice President - Human Resources of IDACORP, Inc. and Idaho Power Company, December 6, 2004 - May 19, 2010.

KEN W. PETERSEN, 51

•	Vice President, Controller and Chief Accounting Officer of IDACORP, Inc. and Idaho Power Company, January 1, 2014 - present.

•	Corporate Controller and Chief Accounting Officer of IDACORP, Inc. and Idaho Power Company, May 20, 2010 - December 31, 2013.

•	Corporate Controller of IDACORP, Inc. and Idaho Power Company, December 29, 2007 - May 19, 2010.

N. VERN PORTER, 55

•	Vice President - Idaho Power Company, January 1, 2014 - present.

•	Vice President - Delivery Engineering and Construction of Idaho Power Company, May 17, 2012 - December 31, 2013.

•	Vice President - Delivery Engineering and Operations of Idaho Power Company, October 1, 2009 - May 16, 2012.

GREGORY W. SAID, 60

•	Vice President - Regulatory Affairs of Idaho Power Company, January 20, 2011 - present.

•	General Manager of Regulatory Affairs of Idaho Power Company, April 3, 2010 - January 19, 2011.

•	Director, State Regulation of Idaho Power Company, August 23, 2008 - April 2, 2010.

LORI D. SMITH, 54

•	Vice President and Chief Risk Officer of IDACORP, Inc. and Idaho Power Company, May 20, 2010 - present.

•	Vice President - Corporate Planning and Chief Risk Officer of IDACORP, Inc. and Idaho Power Company, January 1, 2008 - May 19, 2010.

ITEM 1A.  RISK FACTORS

IDACORP and Idaho Power operate in an industry and business environment that involves significant risks, many of which are beyond the companies' control. The circumstances and factors set forth below may have a material impact on the business, financial condition, or results of operations of IDACORP and Idaho Power and could cause actual results or outcomes to differ materially from those discussed in any forward-looking statements. These risk factors, as well as other information in this report and in other reports the companies file with the SEC, should be considered carefully when evaluating IDACORP and Idaho Power.

If the Idaho Public Utilities Commission, the Public Utility Commission of Oregon, or the Federal Energy Regulatory Commission grant less recovery through rates than Idaho Power needs to cover costs and earn a reasonable rate of return, IDACORP's and Idaho Power's financial condition and results of operations may be adversely affected.  The prices that the Idaho Public Utilities Commission and Public Utility Commission of Oregon authorize Idaho Power to charge for its retail services, and the tariff rate that the Federal Energy Regulatory Commission permits Idaho Power to charge for its transmission services, are generally the most significant factors influencing IDACORP’s and Idaho Power’s business, results of operations, and financial condition.  The rates ultimately approved by regulators may not match prior or anticipated future expenses, and recovery of expenses may lag behind the occurrence of those expenses. The ratemaking process typically involves multiple intervening parties, including governmental bodies, consumer advocacy groups, and customers, generally with the common objective of limiting rate increases or even reducing rates.

Further, while rate regulation is premised on the assumption that rates will be established that are fair, just, and reasonable, regulators have considerable discretion in applying this standard.  The Idaho Public Utilities Commission and the Public Utility Commission of Oregon have the authority to disallow recovery of any costs that they consider unreasonable or imprudently incurred. Collection of costs and capital expenditures through rates often occurs subsequent to the time those costs and expenditures are incurred, resulting in a lag in collection. Idaho Power's regulators may also disagree with Idaho Power's rate calculations under various tracking and decoupling mechanisms, like the power cost adjustment and fixed cost adjustment mechanisms. Regulators may also decide to modify or eliminate these mechanisms, which may make it more difficult for Idaho Power to recover its costs in the rates it charges to customers. Thus, the regulatory process does not assure that Idaho Power will be able to fully recover its costs or achieve the rate of return authorized or contemplated in connection with the ratemaking process.  In a number of proceedings in recent years, Idaho Power has been denied recovery, or required to defer recovery pending the next general rate case, including denials or deferrals related to compensation expenses and construction expenditures. In some instances, denial of recovery may cause IDACORP and Idaho Power to record an impairment of those assets. If Idaho Power's costs are not fully and timely recovered through the rates ultimately approved by regulators, IDACORP's and Idaho Power's financial condition and results of operations, and its ability to earn a return on investment and meet financial obligations, could be adversely affected.

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

Idaho Power's cost recovery deferral mechanisms and methods may not function as intended, which may adversely affect IDACORP's and Idaho Power's financial condition and results of operations. Idaho Power has power cost adjustment mechanisms in its Idaho and Oregon jurisdictions and a fixed cost adjustment mechanism in Idaho that provide for periodic adjustments to the rates charged to its retail customers.  The power cost adjustment mechanisms track Idaho Power’s actual net power supply costs (primarily fuel and purchased power less off-system sales) and compare these amounts to net power supply costs being recovered in retail rates.  A majority, but not all, of the variance between these two amounts is deferred for future recovery from, or refund to, customers through rates.  Consequently, the power cost adjustment mechanisms only partially offset the potentially adverse financial impacts of forced generating plant outages, severe weather, reduced hydroelectric generation, and volatile wholesale energy prices.  When costs rise above the level recovered in current retail rates, it adversely affects Idaho Power’s operating cash flow and liquidity until those costs are recovered from customers. Further, during 2014 the Idaho Public Utilities Commission opened dockets to review the operation of the Idaho power cost adjustment mechanism and the fixed cost adjustment mechanism. Any future modification or elimination of the mechanisms based on these or subsequent proceedings may increase Idaho Power's financial exposure to changes in power costs and collection of fixed costs.

IDACORP's and Idaho Power's business, financial condition, and results of operations may be negatively affected by changes in customer growth or customer usage.  Customer growth and customer usage are affected by a number of factors outside of the control of IDACORP and Idaho Power, such as implementation of energy efficiency measures, customer-generated power such as from rooftop solar panels, demand side management requirements, and economic and demographic conditions, such as population changes, job and income growth, housing starts, new business formation or migration, and the overall level of economic activity. The regional economy in which Idaho Power operates is influenced by conditions in the agriculture, recreation, technology, medical, and other industries, and as these conditions change, IDACORP's and Idaho Power's revenues will be impacted.  Weak economic conditions may reduce the amount of energy Idaho Power’s customers consume, result in a loss of customers (including large-load industrial and commercial customers) or further decrease the customer growth rate, and increase the likelihood and prevalence of late payments and uncollectible accounts. The adoption of technology by customers can also have both positive and negative impacts on sales. Some new technologies and modern equipment utilize less energy than in the past, while new electric technologies like electric vehicles can create additional demand.

In light of the need to predict future electric power demands and how Idaho Power can meet those demands, Idaho Power prepares and periodically updates a load forecast as part of its integrated resource planning process. In doing so, Idaho Power makes load estimates that are based on a number of factors that are uncertain and difficult to estimate, including those described above. Any unanticipated increase in the demand for energy could result in increased reliance on higher-cost purchased power to meet peak system demand, the need to initiate new demand response and energy efficiency programs, or the need to accelerate investment in additional generation or transmission resources.  If the incremental costs associated with the unanticipated changes in loads exceed the incremental revenue received from those sales, and Idaho Power is unable to secure timely and full rate relief to recover those costs, the resulting imbalance could have an adverse effect on IDACORP's and Idaho Power's financial condition and results of operations.  Decreases in loads also have the potential to adversely affect IDACORP and Idaho Power. A resulting decrease in overall customer usage or collections and slower or negative load growth may delay or decrease capital spending, which can adversely affect Idaho Power's rate base used for establishing customer rates and may reduce revenues, earnings, and cash flows.

Depending on changes in load and infrastructure project timing, Idaho Power may seek to accelerate, scale back, modify, or eliminate projects, or seek alternative projects, to accommodate anticipated resource needs and to help ensure its ability to provide reliable electric service and meet load and transmission capacity obligations. Scaling back or eliminating a project due to regulatory challenges or other factors influencing the feasibility of a project may result in Idaho Power pursuing one or more separate, more costly projects. For instance, if Idaho Power were unable to secure permits or joint funding commitments to develop its 500-kV transmission projects, it may terminate those projects and seek other resources to serve loads. Termination of a project carries with it the potential for a write-off of all or a portion of the costs associated with the project if regulators deem the costs incurred imprudent.

Extreme weather events and their associated impacts can adversely affect IDACORP's and Idaho Power's results of operations and financial condition. Extreme weather events and their associated impacts (such as fires and high winds) can damage generation facilities and disrupt transmission and distribution systems, causing service interruptions and extended outages, increasing supply chain costs, and limiting Idaho Power's ability to meet customer energy demand.  The effect of the failure of Idaho Power's facilities to operate as planned under extreme weather conditions is particularly burdensome during peak demand periods, such as hot summer days. Disruption in generation, transmission, and distribution systems due to weather-related factors also increases operations and maintenance expenses and could negatively affect IDACORP's and Idaho Power's results of operations and financial condition. Economic losses incurred as a result of such events might not be recoverable through customer rates or covered in full by insurance.

New advances in power generation, energy efficiency, or other technologies that impact the power utility industry could decrease revenues. Idaho Power primarily generates power at large central facilities, which results in economies of scale and lower costs than many newer generation technologies. However, the increasing costs of energy have incentivized the development of new technologies for power generation, power storage, and energy efficiency, and further investment in research and development to make those technologies more efficient and cost-effective. For instance, while solar technology remains a relatively high-cost means of power generation, in recent years there have been numerous advancements in the design of solar generation facilities and the materials used in panels that may further increase the efficiency and power output of solar generation sources in a more cost-effective manner. As the cost of the technology has decreased, there has been an increase in adoption of rooftop solar systems by both residential and commercial customers, particularly in areas where electric rates are high and the weather is suitable for solar power systems. There is potential that these alternative power generation systems, particularly if coupled with power storage devices, could become sufficiently cost-effective and efficient that an increasing number of Idaho Power's customers choose to install such systems on their homes or businesses. Additionally, considerable emphasis has been placed on energy efficiency, such as LED lighting. Energy efficiency programs, including programs sponsored by Idaho Power under a directive from state regulatory commissions, are designed to reduce energy demand. If Idaho Power is unable to maintain adequate regulatory mechanisms or develop new mechanisms or rate structures allowing for timely and adequate cost recovery, declining usage would result in under-recovery of fixed costs. Further, widespread adoption of distributed generation and declining usage may decrease the need for electric power supplied by Idaho Power, which would reduce Idaho Power's revenue, potentially result in the impairment of assets that produce and deliver energy, and have a negative impact on IDACORP's and Idaho Power's results of operations and financial condition.

Capital expenditures for infrastructure, risks associated with construction of that infrastructure, and the timing and availability of cost recovery for the expenditures, can significantly affect IDACORP's and Idaho Power's financial condition and results of operations.  Idaho Power’s business is capital intensive and requires significant investments in energy generation, transmission, and distribution infrastructure.  A significant portion of Idaho Power’s facilities were constructed many years ago, and thus require periodic upgrades and frequent maintenance. Also, long-term anticipated increases in both the number of customers and the demand for energy require expansion and reinforcement of that infrastructure. For instance, Idaho Power is in the permitting process for two 500-kV transmission line projects, which are intended to help meet future customer energy demands.  Construction projects are subject to usual permitting and construction risks that can adversely affect project costs and the completion time. These risks include, as examples:

•	the ability to timely obtain labor or materials at reasonable costs, and defaults by contractors;

•	equipment, engineering, and design failures;

•	the effects of adverse weather conditions;

•	availability of financing;

•	the ability to obtain and comply with permits and land use rights, and environmental constraints;

•	delays and costs associated with disputes and litigation with third parties; and

•	changes in applicable laws or regulations.

If Idaho Power is unable to complete the construction of a project, or incurs costs that regulators do not deem prudent, it may be unable to recover its costs in full through rates or on a timely basis. In many instances, review by regulators of the prudence of investments will not occur until expenditures have been made. Even if Idaho Power completes a construction project, the total costs may be higher than estimated and/or higher than amounts approved for recovery by regulators.  Further, if Idaho Power is unable to secure permits or joint funding commitments to develop transmission infrastructure necessary to serve loads, it may terminate those projects and, as an alternative, seek to develop additional generation facilities within areas where Idaho Power has available transmission capacity or pursue other more costly options to serve loads. To limit the timing-related risks of these projects, Idaho Power may enter into purchase orders and construction contracts and incur engineering and design service costs in advance of receiving necessary regulatory approvals or siting or environmental permits. If any of the projects are canceled for any reason, including Idaho Power's failure to receive necessary regulatory approvals or permits or because the project is no longer economical, Idaho Power could incur significant cancellation penalties under the purchase order or construction contracts. Additionally, termination of a project carries with it the potential for impairment of the associated asset if regulators deny full recovery of project costs. Thus, termination of a project could negatively affect IDACORP's and Idaho Power's financial condition and results of operations.

IDACORP's and Idaho Power’s businesses are subject to an extensive set of environmental laws, rules, and regulations, which could impact their operations and increase costs of operations, potentially rendering some generating units uneconomical to maintain or operate, and could increase the costs and alter the timing of major projects. A number of federal, state, and local environmental statutes, rules, and regulations relating to air and water quality, natural resources, and health and safety are applicable to IDACORP's and Idaho Power's operations.  Many of these laws, including the Environmental Protection Agency's proposed rules under Section 111(d) under the Clean Air Act, are described in Part II - Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters" in this report. These laws and regulations generally require IDACORP and Idaho Power to obtain and comply with a wide variety of environmental licenses, permits, and other approvals, including through substantial investment in pollution controls, and may be enforced by both public officials and private individuals.  Some of these regulations are pending, changing, or subject to interpretation, and failure to comply may result in penalties, mandatory operational changes, and other adverse consequences, including costs associated with defending against claims by governmental authorities or private parties and complying with new operating requirements.

Environmental regulations have created the need for Idaho Power to install new pollution control equipment at, and may cause Idaho Power to perform environmental remediation on, its owned and co-owned power generation facilities, often at a substantial cost. For instance, Idaho Power is in the process of installing environmental control apparatus in two units of its co-owned Jim Bridger power plant at an estimated cost of $113 million, and may install a second set of control apparatus at two other units at that plant in or around 2021 and 2022. IDACORP and Idaho Power will incur other costs associated with existing environmental regulations, and the companies expect to incur additional costs associated with pending and future environmental regulations, and those costs are likely to be substantial. If the costs of compliance with those new regulations renders the generating facilities uneconomical to maintain or operate, Idaho Power would need to identify alternative resources for power, potentially in the form of new generation and transmission facilities, market power purchases, demand-side management programs, or a combination of these and other methods.

Idaho Power is not guaranteed timely or full recovery of those costs, and regulators may not grant prior approval of cost recovery. For example, in 2013 the Idaho Public Utilities Commission declined to approve Idaho Power's application requesting a binding commitment to provide rate base treatment for Idaho Power's estimated share of the capital investment in environmental control upgrades at the Jim Bridger power plant, instead reserving the prudence determination (and thus ratemaking treatment) for subsequent proceedings. Furthermore, Idaho Power may not be able to obtain or maintain all environmental regulatory approvals necessary for operation of its existing infrastructure or construction of new infrastructure.  If there is a delay in obtaining any required environmental regulatory approval or if Idaho Power fails to obtain, maintain, or comply with any such approval, construction and/or operation of Idaho Power's generation or transmission facilities could be delayed, halted, or subjected to additional costs. At the same time, consumer preference for renewable or low greenhouse gas-emitting sources of energy could impact the desirability of generation from existing sources and require significant investment in new generation and transmission resources. If Idaho Power is unable to recover in full these increased costs through the ratemaking process, such under-recovery would negatively impact IDACORP's and Idaho Power's financial condition and results of operations.

Relicensing of the Hells Canyon hydroelectric project and construction of the proposed Gateway West and Boardman-to-Hemingway 500-kV transmission lines requires consultation under the Endangered Species Act to determine the effects of these projects on any listed species within the project areas.  The presence of sage grouse, which is being considered for listing as an endangered species, in the vicinity of the Gateway West and Boardman-to-Hemingway transmission projects has required more extensive, costly, and time consuming evaluation and engineering.  These and other requirements of the Endangered Species Act, Clean Air Act, Clean Water Act, and similar environmental laws may increase costs, adversely affect the timing or ability to complete major projects, and may have an adverse effect on IDACORP's and Idaho Power's results of operations and financial condition.

Factors contributing to lower hydroelectric generation can increase costs and negatively impact IDACORP's and Idaho Power's financial condition and results of operations.  Idaho Power derives a significant portion of its power supply from its hydroelectric facilities. During 2014, 47 percent of Idaho Power's electric power generation was from hydroelectric facilities. Because of Idaho Power’s heavy reliance on hydroelectric generation, snow pack, the timing of run-off, drought conditions, and the availability of water in the Snake River basin can significantly affect its operations.  The combination of a long-term trend of declining Snake River base flows, over-appropriation of water, and periods of drought have led to water rights disputes and proceedings among surface water and ground water irrigators and the State of Idaho.  Recharging the Eastern Snake Plain

aquifer by diverting surface water to porous locations and permitting it to sink into the aquifer is one proposed approach to the over-appropriation dispute.  Diversions from the Snake River for aquifer recharge or the loss of water rights may further reduce Snake River flows available for hydroelectric generation.  When hydroelectric generation is reduced, Idaho Power must increase its use of more expensive thermal generating resources and purchased power; therefore, costs increase and opportunities for off-system sales are reduced, reducing earnings.  Through its power cost adjustment mechanisms, Idaho Power expects to recover most of the increase in net power supply costs caused by lower hydroelectric generation. Recovery of the increased costs, however, may not occur until the subsequent power cost adjustment year, negatively affecting cash flows and liquidity.

Conditions imposed in connection with hydroelectric license renewals may require large capital expenditures, increase operating costs, reduce hydroelectric generation, and negatively affect IDACORP's or Idaho Power's results of operations and financial condition.  For the last several years, Idaho Power has been engaged in an effort to renew its federal license for its largest hydroelectric generation source, the Hells Canyon Complex.  Relicensing includes an extensive public review process that involves numerous natural resource issues and environmental conditions.  The existence of endangered and threatened species in the watershed may result in major operational changes to the region’s hydroelectric projects, which may be reflected in hydroelectric licenses.  In addition, new interpretations of existing laws and regulations could be adopted or become applicable to hydroelectric facilities, which could further increase required expenditures for marine life recovery and endangered species protection and reduce the amount of hydroelectric generation available to meet Idaho Power’s energy requirements. One particularly significant issue identified in connection with the Hells Canyon Complex relicensing effort involves water temperature gradients in the Snake River below the Hells Canyon dam. Certain parties in the relicensing proceedings have advocated for the installation of water temperature management apparatus which, if required to be installed, would require substantial capital expenditures to construct and maintain.  Idaho Power may be unable to recover in full the costs of such an apparatus through rates, particularly given the magnitude of any potential impact on customer rates.  Idaho Power also cannot predict the requirements that might be imposed during the relicensing process, the financial impact of those requirements, or whether a new multi-year license will ultimately be issued.  Imposition of onerous conditions in the relicensing process could result in Idaho Power incurring significant capital expenditures, increase operating costs (including power purchase costs), and reduce hydroelectric generation, which could negatively affect results of operations and financial condition.

IDACORP's and Idaho Power's operating results are subject to seasonal fluctuations, and unusually mild or extreme temperatures and weather can impact their results of operations and financial condition. Idaho Power's electric power sales are seasonal, with demand in Idaho Power's service area peaking during the hot summer months, with a secondary peak during the cold winter months. Electric power demands by irrigation customers in Idaho Power's service area, which are impacted by temperatures and the timing and amount of precipitation, among other factors, can also create significant seasonal changes in usage. Seasonality of revenues may be enhanced by Idaho Power's tiered rate structure, under which rates charged to customers are often higher during higher-load periods. Market prices for power also often increase significantly during these peak periods, at times when Idaho Power is required to purchase power in the wholesale markets to meet customer demand. By contrast, when temperatures are relatively mild or where precipitation supplants irrigation systems, loads are often lower as customers are not using electricity for heating and air conditioning or irrigation purposes. Thus, unusually mild weather or the timing and extent of precipitation can cause IDACORP's and Idaho Power's results of operations and financial condition to fluctuate seasonally and from year to year.

Complying with renewable portfolio standards could increase capital expenditures and operating costs and adversely affect IDACORP's and Idaho Power's results of operations and financial condition.  Renewable portfolio standards require that electricity providers obtain a minimum percentage of their power from renewable energy sources by a specified date.  Idaho Power’s operations in Oregon will be required to comply with a 10 percent renewable portfolio standard beginning in 2025, and it is possible that other states, including Idaho, could adopt renewable portfolio standards.  The cost of purchasing or generating power from renewable energy sources is often greater than fossil fuel and hydroelectric generation sources, and construction of renewable energy facilities involves significant capital expenditures. As a result, new state or federal renewable portfolio standards could increase capital expenditures and operating costs and negatively affect results of operations and financial condition. In accordance with a renewable energy certificate management plan on file with the Idaho Public Utilities Commission, Idaho Power currently sells the renewable energy certificates it receives in connection with its power purchases from some renewable energy generation resources, using the proceeds to benefit customers. Enactment of a renewable portfolio standard in Idaho would cause Idaho Power to retain and retire some or all of those renewable energy certificates rather than sell them for the benefit of customers, and could thus result in increased rates.

Idaho Power’s use of coal and natural gas to fuel power generation facilities exposes it to commodity availability and price risk, which can adversely affect IDACORP's and Idaho Power's results of operations and financial condition.  As part of its normal business operations, Idaho Power purchases coal and natural gas in the open market or under short-term or long-term contracts, often with variable-pricing terms. Market prices for coal and natural gas are influenced by factors impacting supply and demand such as weather conditions, fuel transportation availability, economic conditions, and changes in technology. Following the completion of the Langley Gulch natural gas-fired power plant, Idaho Power has become more dependent on natural gas for a portion of its electric generating capacity. Natural gas transportation to Idaho Power's natural gas plants is limited to one primary pipeline, presenting a heightened possibility of supply constraint and disruptions separate from the risk of counterparty default. Most of Idaho Power's coal supply arrangements are under long-term contracts for coal originating in Wyoming, and thus Idaho Power is exposed to risk of disruption of coal production in, or transportation from, that region. Idaho Power may from time to time enter into new, or renegotiate, these long-term contracts, but can provide no assurance that such contracts will be negotiated or renegotiated, as the case may be, on satisfactory terms, or at all. There also can be no assurance that counterparties to the coal supply agreements will fulfill their obligations to supply coal, and they may experience financial or technical problems that inhibit their ability to deliver coal. The coal supply agreements also contain terms that allow the coal suppliers to curtail the delivery of coal in certain circumstances, such as in the event of a natural disaster.
Defaults by coal and natural gas suppliers may cause Idaho Power to seek alternative, and potentially more costly, sources of fuel or rely on other generation sources or wholesale market power purchases. Idaho Power may not be able to fully recover these increased costs through rates or its power cost adjustment mechanisms, which may adversely affect IDACORP's and Idaho Power's financial condition and results of operations.

Historically, natural gas prices have tended to be more volatile than prices for other fuel sources. Recently, however, the availability of natural gas from shale production has lessened both natural gas prices and price volatility. Market power prices are impacted in part by the availability and cost of natural gas -- as the price of natural gas falls, other market participants that utilize natural gas-fired generation will be able to generate and sell into the wholesale markets electricity at increasingly competitive prices, which could decrease Idaho Power's off-system sales revenues.

Idaho Power’s generation, transmission, and distribution facilities are subject to numerous operational risks unique to it and its industry.  Operating risks associated with Idaho Power's generation, transmission, and distribution facilities include equipment failures, volatility in fuel and transportation pricing, interruptions in fuel supplies, increased regulatory compliance costs, labor disputes, accidents and workforce safety matters, release of hazardous or toxic substances into the air, water, or ground, acts of terrorism or sabotage, the loss of cost-effective disposal options for solid waste such as coal ash, operator error, and the occurrence of catastrophic events at the facilities.  Diminished availability or performance of those facilities could result in reduced customer satisfaction, reputational harm, and regulatory inquiries and fines.  Operation of Idaho Power's owned and co-owned generating stations below expected capacity levels, or unplanned outages at these stations, could cause reduced energy output and lower efficiency levels and result in lost revenues and increased expenses for alternative fuels or wholesale market power purchases. Accidents, electrical contacts, fires, explosions, catastrophic failures, general system damage or dysfunction, and other unplanned events related to Idaho Power's infrastructure would increase repair costs and may expose Idaho Power to claims for personal injury or property damage. Further, the transmission system in Idaho Power's service territory is constrained, limiting the ability to transmit electric energy within the service territory and access electric energy from outside the service territory during high-load periods. Idaho Power's transmission facilities are also interconnected with those of third parties, and thus operation of Idaho Power's and third parties' facilities could be adversely affected by unexpected or uncontrollable events. These transmission constraints and events could result in failure to provide reliable service to customers and the inability to deliver energy from generating facilities to the power grid, or not being able to access lower cost sources of electric energy, which could have a negative effect on IDACORP's and Idaho Power's financial condition and results of operations.

As discussed in Item 1 - "Business" in this report, in the fourth quarter of 2014 new energy imbalance markets began to emerge in the western United States. The energy imbalance markets are intended to allow for automated near real-time dispatch of generation resources. Idaho Power has not yet joined the energy imbalance markets and cannot predict the ultimate impact, whether positive or negative, that the energy imbalance markets will have on its ability to make economic off-system sales and purchase power in the market. There is potential that, whether Idaho Power joins an energy imbalance market or not, Idaho Power's off-system sales will decrease or purchased power costs will increase, which could adversely affect IDACORP's and Idaho Power's results of operations and financial condition.

Volatility in the financial markets, or denial of regulatory authority to issue debt or equity securities, may negatively affect IDACORP’s and Idaho Power’s ability to access capital and/or increase their cost of borrowing, or result in losses on investments.  IDACORP and Idaho Power use short-term and long-term debt as a significant source of liquidity and funding for capital requirements not satisfied by operating cash flow. In a volatile credit environment IDACORP and Idaho Power may be unable to issue short-term or long-term debt at reasonable interest rates or at all, one or more of the participating banks in IDACORP’s and Idaho Power’s credit facilities may default on their obligations to make loans under, or may withdraw from, the credit facilities, or IDACORP’s and Idaho Power’s access to capital may otherwise be inhibited.  In addition, at times Idaho Power has a relatively large balance of short-term investments.  Volatility in the financial markets may result in a lack of liquidity for short-term investments and declines in value of some investments.  The occurrence of any of these events could affect Idaho Power's ability to execute its business plan and adversely affect IDACORP’s and Idaho Power’s results of operations and financial condition.

Idaho Power is required to obtain regulatory approval in Idaho, Oregon, and Wyoming in order to borrow money or to issue securities and is therefore dependent on the public utility commissions of those states to issue favorable orders in a timely manner to permit them to finance their operations and capital expenditures. Notably, without additional approval from those commissions, the aggregate amount of short-term borrowings by Idaho Power at any one time outstanding may not exceed $450 million. IDACORP's and Idaho Power's credit facilities include financial covenants that limit the amount of debt that can be outstanding as a percentage of total capital. Idaho Power's long-term debt has also been issued under an indenture that contains a number of financial covenants. Failure to maintain these covenants could preclude IDACORP and Idaho Power from issuing commercial paper, borrowing under their credit facilities, or issuing long-term debt, and could trigger a default and repayment obligation under debt instruments, which could adversely impact IDACORP's and Idaho Power's financial condition and liquidity.

A downgrade in IDACORP’s and Idaho Power’s credit ratings could affect the companies’ ability to access capital, increase their cost of borrowing, and require the companies to post collateral with transaction counterparties.  Access to capital markets is important to IDACORP's and Idaho Power's ability to operate and to complete capital projects. Credit rating agencies periodically review the corporate credit ratings and long-term ratings of IDACORP and Idaho Power. These ratings are premised on financial ratios and performance, the regulatory environment and mechanisms, management and their effectiveness, resource risks and power supply costs, and other factors. These ratings impact access to, and the cost of, borrowing.  IDACORP and Idaho Power also have borrowing arrangements that rely on the ability of the banks to fund loans or support commercial paper, a principal source of short-term financing.  Downgrades of IDACORP’s or Idaho Power’s credit ratings, or those affecting relationship banks, could limit the companies’ ability to access short- and long-term capital under reasonable terms or at all, require the companies to pay a higher interest rate on their debt, and require the companies to post additional performance assurance collateral with transaction counterparties.

Idaho Power’s risk management policy and programs relating to economically hedging commodity exposures and credit risk may not always perform as intended, and as a result IDACORP and Idaho Power may suffer economic losses.  Idaho Power enters into transactions to hedge its positions in coal, natural gas, power, and other commodities, and enters into financial hedges to mitigate in part exposure to variable commodity prices. IDACORP and Idaho Power could recognize financial losses as a result of volatility in the market value of these contracts or if a counterparty fails to perform. The derivative instruments might not offset the underlying exposure being mitigated as intended, due to pricing inefficiencies or other terms of the derivative instruments, and any such failure to mitigate exposure could result in financial losses. Further, forecasts of future fuel needs and loads and available resources to meet those loads are inherently uncertain and may cause Idaho Power to over- or under-hedge actual resource needs, exposing the company to market risk on the over- or under-hedged position.  To the extent that commodity markets are illiquid, Idaho Power may not be able to execute its risk management strategies, which could result in undesired over-exposure to unhedged positions. As a result, risk management actions, or the failure or inability to manage commodity price and counterparty risk, may adversely affect IDACORP’s and Idaho Power’s financial condition and results of operations.

Idaho Power could be subject to penalties and operational changes if it violates mandatory reliability and security requirements, which could adversely impact IDACORP's and Idaho Power's results of operations and financial condition. As an owner and operator of a bulk power transmission system, Idaho Power is subject to mandatory reliability standards issued by the North American Electric Reliability Corporation and enforced by the Federal Energy Regulatory Commission. The standards are based on the functions that need to be performed to ensure the bulk power system operates reliably and are guided by reliability and market interface principles. Compliance with reliability standards subjects Idaho Power to higher operating costs and increased capital expenditures. Idaho Power has received in recent years notices of violations from, and regularly self-reports reliability standard compliance issues to, the Federal Energy Regulatory Commission, the North American Electric Reliability Corporation, and the Western Electricity Coordinating Council, as applicable.  Potential monetary and non-monetary penalties for a violation of Federal Energy Regulatory Commission regulations may be substantial, and in some circumstances monetary penalties may be as high as $1 million per day per violation.  The imposition of penalties on Idaho Power for its actual or alleged failure to comply with reliability and security requirements could have a negative effect on its and IDACORP’s results of operations and financial condition.

Federally mandated purchases of power from renewable energy projects, and integration of power generated from those projects into Idaho Power's system, may increase costs and decrease system reliability, and adversely affect Idaho Power's and IDACORP's results of operations and financial condition. An abundance of intermittent, non-dispatchable generation from renewable energy projects interconnected with Idaho Power's system during times when Idaho Power has available lower-cost resources to meet load demands has an impact on the operation of Idaho Power's hydroelectric generation plants, system reliability, power supply costs, and the wholesale power markets in the Pacific Northwest. Idaho Power's purchases of power from certain renewable energy projects, which Idaho Power is generally obligated to purchase under federal law regardless of the then-current load demand, availability of lower cost generation resources, or wholesale energy market prices, increase the likelihood and frequency that Idaho Power will be required to reduce output from its lower-cost hydroelectric and fossil fuel-fired generation resources, increasing power purchase costs and customer rates. Further, balancing load and generation from Idaho Power's power generation portfolio is challenging, and Idaho Power expects that its operational costs will continue to increase as a result of its efforts to integrate intermittent, non-dispatchable generation from a large number of renewable energy projects. Idaho Power anticipates that costs will escalate as the volume of intermittent wind and solar generation on its system increases, which may negatively affect IDACORP's and Idaho Power's results of operations and financial condition.

The performance of pension and postretirement benefit plan investments and other factors impacting plan costs and funding obligations could adversely affect IDACORP's and Idaho Power's financial condition and results of operations - primarily cash flows and liquidity.  Idaho Power provides a noncontributory defined benefit pension plan covering most employees, as well as a defined benefit postretirement benefit plan (consisting of health care and death benefits) that covers eligible retirees.  Costs of providing these benefits are based in part on the value of the plans' assets and, therefore, adverse investment performance for these assets could increase Idaho Power’s plan costs and funding requirements related to the plans.  The key actuarial assumptions that affect funding obligations are the expected long-term return on plan assets and the discount rate used in determining future benefit obligations.  Idaho Power evaluates the actuarial assumptions on an annual basis, taking into account changes in market conditions, trends, and future expectations.  Estimates of future equity and debt market performance, changes in interest rates, and other factors Idaho Power and its actuary firms use to develop the actuarial assumptions are inherently uncertain, and actual results could vary significantly from the estimates.  Changes in demographics, including timing of retirements or changes in life expectancy assumptions, may also increase Idaho Power's plan costs and funding requirements.  Future pension funding requirements and the timing of funding payments are also subject to the impacts of changes in legislation. Depending on the timing of contributions to the plans and Idaho Power's ability to recover costs through rates, cash contributions to the plans could reduce the cash available for the companies' businesses and payment of dividends. For additional information regarding Idaho Power's funding obligations under its benefit plans, see Note 11 - "Benefit Plans" to the consolidated financial statements included in this report.

As a holding company, IDACORP does not have its own operating income and must rely on the cash flows from its subsidiaries to pay dividends and make debt payments.  IDACORP is a holding company with no significant operations of its own, and its primary assets are shares or other ownership interests of its subsidiaries, primarily Idaho Power.  IDACORP’s subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts to IDACORP, whether through dividends, loans, or other payments.  The ability of IDACORP’s subsidiaries to pay dividends or make distributions to IDACORP depends on several factors, including each subsidiary's actual and projected earnings and cash flow, capital requirements and general financial condition, regulatory restrictions, covenants contained in credit facilities to which they are parties, and the prior rights of holders of their existing and future first mortgage bonds and other debt or equity securities. Further, the amount and payment of dividends is at the discretion of the board of directors, which may reduce or cease payment of dividends at any time. See Note 6 - "Common Stock" to the consolidated financial statements included in this report for a further description of restrictions on IDACORP's and Idaho Power's payment of dividends.

Employee workforce factors, including the impacts of an aging workforce with specialized utility-specific functions, could increase costs and adversely affect IDACORP's and Idaho Power's financial condition and results of operations.  Idaho Power is subject to workforce factors, including loss or retirement of key personnel, availability of qualified personnel, an aging workforce, and impacts of efforts to organize the workforce. Idaho Power’s operations require a skilled workforce to perform specialized utility functions. Many of these positions, such as linemen, grid operators, and generation plant operators, require extensive, specialized training.  Idaho Power expects that a significant portion of its skilled workforce will be retiring within the current decade, which will require Idaho Power to attract, train, and retain new employees to help prevent a loss of institutional knowledge and avoid a skills gap.  Without a skilled workforce, Idaho Power’s ability to provide reliable service to its customers and meet regulatory requirements will be challenging, which could negatively affect earnings.  The costs associated with attracting and retaining appropriately qualified employees to replace an aging and skilled workforce could also have a negative effect on IDACORP's and Idaho Power's financial condition and results of operations.

IDACORP and Idaho Power are subject to costs and other effects of legal and regulatory proceedings, disputes, and claims.  From time to time in the normal course of business IDACORP and Idaho Power are subject to various lawsuits, regulatory proceedings, disputes, and claims that could result in adverse judgments or settlements, fines, penalties, injunctions, or other adverse consequences. These matters are subject to a number of uncertainties, and as a result management is often unable to predict the outcome of a matter. As an example, over the past decade Idaho Power has been a party to proceedings relating to high prices for electricity, energy shortages, and blackouts in California and in western wholesale markets during 2000 and 2001, which caused numerous purchasers of electricity in those markets to initiate proceedings seeking refunds or other forms of relief and the Federal Energy Regulatory Commission to initiate its own investigations. While Idaho Power has largely disposed of direct claims in those proceedings, the settlements and associated Federal Energy Regulatory Commission orders did not eliminate the potential for speculative "ripple claims," which involve potential claims for refunds from an upstream seller of power based on a finding that its downstream buyer was liable for refunds as a seller of power during the relevant period. Idaho Power's settlement payments in those proceedings have been relatively small to date, but the legal costs of defending the claims over the past decade have been substantial. In recent years, Idaho Power has also been a party to legal proceedings advanced by private parties relating to alleged violations of environmental statutes and regulations at its co-owned coal-fired plants. The legal costs and final resolution of matters in which IDACORP or Idaho Power are involved could have a negative effect on their financial condition and results of operations. Similarly, the terms of resolution could require the companies to change their business practices and procedures, including the nature and extent of operation of generation facilities, which could also have a negative effect on their financial positions and results of operations.

Acts or threats of terrorism, cyber attacks, security breaches, and other acts of individuals or groups seeking to disrupt Idaho Power's operations or the electric power grid could negatively impact IDACORP's and Idaho Power's financial condition and results of operations.  Idaho Power operates in an industry that requires the continuous use and operation of sophisticated information technology systems and network infrastructure. Idaho Power's generation and transmission facilities and its grid operations are potential targets for terrorist acts and threats, as well as cyber attacks and other disruptive activities of individuals or groups.  Some of Idaho Power's facilities are deemed "critical infrastructure," in that incapacity or destruction of the facilities could have a debilitating impact on security, reliability or operability of the bulk electric power system, national economic security, national public health or safety, or any combination of those matters. The possibility that infrastructure facilities, such as generation facilities and electric transmission facilities, would be direct targets of, or indirect casualties of, an act of terror or cyber attack (whether originating internally or externally) may affect Idaho Power's operations by limiting the ability to generate, purchase, or transmit power.  These events, and governmental actions in response, could result in a material decrease in revenues and significant additional costs to protect, repair, and insure Idaho Power's assets, and could further adversely affect Idaho Power's operations by contributing to disruption of supplies and markets for natural gas or coal used to fuel gas- or coal-fired power plants.

In the normal course of business, Idaho Power collects, processes, and retains sensitive and confidential customer and employee information and the proprietary information of both Idaho Power and third parties.  Cyber attacks have evolved to become increasingly sophisticated and difficult to detect in recent years. Despite the cyber security measures in place, Idaho Power's networks and infrastructure could be vulnerable to security breaches, data leakage, or other similar events that could interrupt operations, expose Idaho Power to liability, and require that Idaho Power remedy the security breaches.  Those breaches and events may result from acts of Idaho Power employees, contractors, or third parties. Separate from liability to third parties and information owners, if Idaho Power's information technology and security systems were to fail or be breached and Idaho Power were unable to recover the systems and/or data in a timely manner, Idaho Power may be unable to fulfill critical business functions.

Changes in tax laws and regulations, or differing interpretation or enforcement of applicable laws by the Internal Revenue Service or other taxing jurisdictions, could have a material adverse impact on IDACORP’s or Idaho Power’s financial condition and results of operations.  IDACORP and Idaho Power must make judgments and interpretations about the application of the law when determining the provision for taxes.  Amounts of tax-related assets and liabilities involve judgments and estimates of the timing and probability of recognition of income, deductions, and tax credits, which are subject to challenge by taxing authorities. The companies’ tax obligations include income, real estate, public utility, municipal, sales and use, business and occupation, employment-related taxes, and Canadian goods and services and provincial taxes, and ongoing issues related to these taxes.  In recent years, tax settlements, as well as state regulatory mechanisms with tax-related provisions (such as Idaho Power's 2011 regulatory settlement stipulation with the Idaho Public Utilities Commission, which has been extended, with modifications, for future periods), have significantly impacted IDACORP's and Idaho Power's results of operations. The outcome of ongoing and future income tax proceedings, or the state public utility commissions' treatment of those tax outcomes, could differ materially from the amounts IDACORP and Idaho Power record prior to conclusion of those proceedings, and the difference could negatively affect IDACORP’s and Idaho Power’s earnings and cash flows.  Further, in some instances the treatment from a ratemaking perspective of any tax benefits could be different than IDACORP or Idaho

Power anticipate or request from applicable state regulatory commissions, which could have a negative effect on their financial condition and results of operations.

Changes in accounting standards or rules may impact IDACORP's and Idaho Power's financial results and disclosures. The Financial Accounting Standards Board and the Securities and Exchange Commission may make changes to accounting standards that impact presentation and disclosures of financial condition and results of operations. Further, new accounting orders issued by the Federal Energy Regulatory Commission could significantly impact IDACORP's and Idaho Power's reported financial condition. Idaho Power meets conditions under generally accepted accounting principles to reflect the impact of regulatory decisions in its financial statements and to defer certain costs as regulatory assets until those costs are collected in rates, and to defer some items as regulatory liabilities.  If recovery of these amounts ceases to be probable, if Idaho Power determines that it no longer meets the criteria for applying regulatory accounting, or if accounting rules change to no longer provide for regulatory assets and liabilities, Idaho Power could be required to eliminate some or all of those regulatory assets or liabilities.  Any of these circumstances could result in write-offs and have a material effect on IDACORP's and Idaho Power’s financial condition and results of operations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Idaho Power's properties consist of the physical assets necessary to support its utility operations, which include generation, transmission, and distribution facilities, as well as coal assets that support one of its coal-fired generation plants. In addition to these physical assets, Idaho Power has rights-of-way and water rights that enable it to use its facilities. Idaho Power’s system is comprised of 17 hydroelectric generating plants located in southern Idaho and eastern Oregon, three natural gas-fired plants in southern Idaho, and interests in three coal-fired steam electric generating plants located in Wyoming, Nevada, and Oregon.  As of December 31, 2014, the system also includes approximately 4,858 pole-miles of high-voltage transmission lines, 24 step-up transmission substations located at power plants, 24 transmission substations, 10 switching stations, 222 energized distribution substations (excluding mobile substations and dispatch centers), and approximately 27,072 pole-miles of distribution lines.

Idaho Power holds FERC licenses for all of its hydroelectric projects that are subject to federal licensing.  Relicensing of Idaho Power’s hydroelectric projects is discussed in Item 7 - MD&A – "Regulatory Matters – Relicensing of Hydroelectric Projects.” Idaho Power's hydroelectric projects and other owned and co-owned generating facilities and their nameplate capacities are listed below:

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

IDACORP's and Idaho Power's headquarters are located in Boise, Idaho. The corporate headquarters campus is comprised of approximately 306,000 square feet of owned office space and approximately 51,000 square feet of leased office space. Excluding Idaho Power's power generation facilities and substations, Idaho Power owns an additional 605,000 square feet of office, warehouse, and industrial space to support its operations in Idaho and Oregon.

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

Idaho Energy Resources Co. owns a one-third interest in BCC and coal leases near the Jim Bridger generating plant in Wyoming from which coal is mined and supplied to the plant. Ida-West holds 50-percent interests in nine hydroelectric plants that have a total generating capacity of 45 MW.  These plants are located in Idaho and California.

ITEM 3.  LEGAL PROCEEDINGS

Refer to Note 10 – “Contingencies” to the consolidated financial statements included in this report.

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
PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

IDACORP’s common stock, without par value, is traded on the New York Stock Exchange (NYSE).  On February 13, 2015, there were 10,872 holders of record of IDACORP common stock and the closing stock price was $61.55 per share.  The outstanding shares of Idaho Power’s common stock, $2.50 par value, are held by IDACORP and are not traded.  IDACORP became the holding company of Idaho Power on October 1, 1998.

IDACORP and Idaho Power paid dividends of $89 million, $79 million, and $69 million in 2014, 2013, and 2012, respectively.
The amount and timing of dividends paid on IDACORP’s common stock are within the discretion of IDACORP’s board of directors, subject to other restrictions.  The board of directors reviews the dividend rate quarterly to determine its appropriateness in light of IDACORP’s current and long-term financial position and results of operations, capital requirements, rating agency requirements, contractual and regulatory restrictions, legislative and regulatory developments affecting the electric utility industry in general and Idaho Power in particular, competitive conditions, and any other factors the board of directors deems relevant.  The ability of IDACORP to pay dividends on its common stock is dependent upon dividends paid to it by its subsidiaries, primarily Idaho Power. At its November 2011 meeting, the IDACORP board of directors adopted a dividend policy for IDACORP that provides for a target long-term dividend payout ratio of between 50 and 60 percent of sustainable IDACORP earnings, with the flexibility to achieve that payout ratio over time and to adjust the payout ratio or to deviate from the target payout ratio from time to time based on the various factors that drive the board of director's dividend decisions. Notwithstanding the dividend policy adopted by IDACORP's board of directors, the dividends IDACORP pays remain in the discretion of the board of directors who, when evaluating the dividend amount, will take into account the foregoing factors, among others.

IDACORP's and Idaho Power's payment of dividends is subject to a number of restrictions. For information relating to those restrictions, see Note 6 - “Common Stock” to the consolidated financial statements included in this report.

The following table shows the reported high and low sales price of IDACORP’s common stock and dividends paid for 2014 and 2013 as reported by the NYSE:

	2014			2013
Quarter	High	Low	Dividends paid per share	High	Low	Dividends paid per share
1st	$56.65	$50.21	$0.43	$48.53	$43.13	$0.38
2nd	57.86	52.91	0.43	50.16	46.03	0.38
3rd	58.79	51.70	0.43	54.74	45.62	0.38
4th	70.05	53.39	0.47	53.99	47.57	0.43

During 2014, 2013, and 2012, Idaho Power paid dividends to its parent, IDACORP, in the amounts shown in Idaho Power's Consolidated Statements of Retained Earnings included in this report.

IDACORP did not repurchase any shares of its common stock during the fourth quarter of 2014.

Performance Graph

The graph below shows a comparison of the five-year cumulative total shareholder return for IDACORP common stock, the S&P 500 Index, and the Edison Electric Institute (EEI) Electric Utilities Index.  The data assumes that $100 was invested on

December 31, 2009, with beginning-of-period weighting of the peer group indices (based on market capitalization) and monthly compounding of returns.

Source:  Bloomberg and EEI

	2009	2010	2011	2012	2013	2014
IDACORP	$100.00	$119.85	$141.72	$149.76	$184.97	$243.49
S&P 500	100.00	115.08	117.47	136.24	180.33	204.96
EEI Electric Utilities Index	100.00	107.04	128.43	131.11	148.17	191.00

The foregoing performance graph and data shall not be deemed “filed” as part of this Form 10-K for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section and shall not be deemed incorporated by reference into any other filing of IDACORP or Idaho Power under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent IDACORP or Idaho Power specifically incorporates it by reference into such filing.

ITEM 6.  SELECTED FINANCIAL DATA

IDACORP, Inc.
SUMMARY OF OPERATIONS
(thousands of dollars, except per share amounts and statistics)
	2014	2013	2012	2011	2010
Operating revenues	$1,282,524	$1,246,214	$1,080,662	$1,026,756	$1,036,029
Operating income	253,696	291,742	242,602	155,352	191,811
Net income attributable to IDACORP, Inc.	193,480	182,417	173,014	169,981	145,018
Diluted earnings per share	3.85	3.64	3.46	3.43	3.00
Dividends declared per share	1.76	1.57	1.37	1.20	1.20

Financial Condition:
Total assets	5,716,853	5,364,563	5,291,290	4,925,319	4,635,304
Long-term debt (including current portion)	$1,615,502	$1,616,322	$1,537,696	$1,488,614	$1,610,859

Financial Statistics:
Times interest charges earned:
Before tax(1)	3.38	3.87	3.41	2.48	2.78
After tax(2)	3.19	3.06	3.02	3.00	2.69
Book value per share(3)	$38.85	$36.84	$34.73	$32.76	$30.51
Market-to-book ratio(4)	170%	141%	125%	129%	121%
Payout ratio(5)	46%	43%	40%	35%	40%
Return on year-end common equity(6)	9.9%	9.9%	9.9%	10.4%	9.6%

The financial statistics listed above are calculated in the following manner:
(1) The sum of interest on long-term debt, other interest expense excluding AFUDC credits, and income before income taxes divided by the sum of interest on long-term debt and other interest expense excluding AFUDC credits.

(2) The sum of interest on long-term debt, other interest expense excluding AFUDC credits, and income from continuing operations divided by the sum of interest on long-term debt and other interest expense excluding AFUDC credits.

(3) Total equity, excluding non-controlling interests, at the end of the year divided by shares outstanding at the end of the year.
(4) The closing price of IDACORP stock on the last day of the year divided by the book value per share, which is described in footnote (3) above.
(5) Dividends paid per common share divided by diluted earnings per share.
(6) Net income attributable to IDACORP, Inc. divided by total equity, excluding non-controlling interests, at the end of the year.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), the general financial condition and results of operations for IDACORP, Inc. and its subsidiaries (collectively, IDACORP) and Idaho Power Company and its subsidiary (collectively, Idaho Power) are discussed. While reading the MD&A, please refer to the accompanying consolidated financial statements of IDACORP and Idaho Power.  Also refer to "Cautionary Note Regarding Forward-Looking Statements" and Part I - Item 1A - "Risk Factors" in this report for important information regarding forward-looking statements made in this MD&A and elsewhere in this report.

IDACORP is a holding company formed in 1998 whose principal operating subsidiary is Idaho Power.  IDACORP’s common stock is listed and trades on the New York Stock Exchange under the trading symbol “IDA”. Idaho Power is an electric utility with a service territory covering approximately 24,000 square miles in southern Idaho and eastern Oregon.  Idaho Power provided electric service to approximately 516,000 general business customers as of December 31, 2014.  As a regulated utility, many of Idaho Power's fundamental business decisions are subject to the approval of governmental agencies. Idaho Power is under the jurisdiction (as to rates, service, accounting, and other general matters of utility operation) of the Idaho Public Utilities Commission (IPUC), the Public Utility Commission of Oregon (OPUC), and the Federal Energy Regulatory Commission (FERC). The IPUC and OPUC determine the rates that Idaho Power charges to its retail customers. Idaho Power is also under the regulatory jurisdiction of the IPUC, the OPUC, and the Public Service Commission of Wyoming as to the issuance of debt and equity securities. As a public utility under the Federal Power Act, Idaho Power has authority to charge market-based rates for wholesale energy sales under its FERC tariff and to provide transmission services under its open access transmission tariff (OATT).  Idaho Power uses general rate cases, cost adjustment mechanisms, tariff riders, and subject-specific filings to recover its costs of providing service and the costs of its energy efficiency and demand-response programs, and to seek to earn a return on investment.

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

EXECUTIVE OVERVIEW

Management's Outlook

In recent years Idaho Power has seen positive growth in its customer count and associated positive impacts on Idaho Power's revenue. To encourage responsible and sustainable growth, and as part of its planning for the future, Idaho Power actively participates in and supports state and local economic development initiatives. At the same time that Idaho Power pursues customer growth, it must also plan for that growth. Idaho Power's biennial Integrated Resource Plan (IRP) seeks to identify cost-effective and responsible means for Idaho Power to address future customer demand for electricity. Preparation of the 2015 IRP is underway and is expected to be completed by the end of the second quarter of 2015. Recent infrastructure investments and future anticipated infrastructure projects are intended to help Idaho Power both provide reliable service to existing customers and meet projected future customer growth. Idaho Power has invested significant capital in recent years to maintain and replace aging assets and to build for the future. Idaho Power expects to continue these significant levels of capital investment going forward. Idaho Power's noteworthy capital projects include the replacement of aging assets, upgrades to generation plants, a multi-year plan for replacement of underground conductor, ongoing system upgrades, and continued progress on permitting the Boardman-to-Hemingway and Gateway West 500-kV transmission lines. As of the date of this report, Idaho Power estimates total capital expenditures of approximately $1.5 billion over the next five years.

Idaho Power operates within what it believes to be a constructive regulatory framework, achieved through general rate cases, subject-specific rate filings, tariff riders, and cost recovery mechanisms that share risks and benefits with Idaho Power customers. To further complement these efforts, Idaho Power has also been focusing on controlling power supply, operating, maintenance, and capital costs through process review and improvement initiatives, and by empowering employees to identify new means to reduce costs, increase efficiencies, and enhance individual and enterprise performance for the benefit of IDACORP's shareholders, Idaho Power's customers, and other stakeholders. Based on its assessment, as of the date of this report Idaho Power does not expect to file an application for a general rate change in Idaho or Oregon during 2015.

Another area of recent focus has been IDACORP's dividend. In November 2011, IDACORP's board of directors adopted a target dividend payout ratio of between 50 and 60 percent of sustainable IDACORP earnings. From 2012 through 2014, IDACORP's board of directors has approved a collective 57 percent increase in the quarterly dividend, from $0.30 to $0.47 per share. Idaho Power's need and ability to construct infrastructure, the availability of timely regulatory recovery of costs associated with that construction, and IDACORP's earnings, among other factors discussed elsewhere in this report, all influence dividend decisions. A number of positive outcomes in those areas have been important elements that IDACORP's board of directors has considered in its recent dividend decisions.

2014 Accomplishments and 2015 Initiatives

IDACORP’s business strategy emphasizes Idaho Power as IDACORP’s core business. For the past several years, Idaho Power has been implementing its three-part strategy of responsible planning, responsible development and protection of resources, and responsible energy use to ensure adequate energy supplies. This strategy is described in Part I, Item 1 - "Business" of this report. Examples of IDACORP's and Idaho Power's achievements during 2014 under its three-part business strategy include:

•	achieved net income growth for a seventh consecutive year;

•	extended (with modifications) the December 2011 Idaho settlement stipulation to provide potential earnings support for 2015 through 2019;

•	executed on business optimization initiatives, focusing on improving operations and controlling expenditures;

•	managed through planned retirements, natural attrition, and business optimization, while scoring in the top quartile of a benchmark employee engagement survey;

•
implemented Safety4Life—an initiative to increase employee safety awareness and improve employee safety behaviors and practices, and maintained Occupational Safety and Health Administration recordable injury rates well below utility industry national averages;

•
continued progress toward the permitting of the Boardman-to-Hemingway and Gateway West 500-kV transmission projects, including the issuance of the U.S. Bureau of Land Management's (BLM) draft environmental impact statement for the Boardman-to-Hemingway project in December 2014;

•	remained on target to meet its goal to reduce average CO2 emissions intensity by 10 to 15 percent below 2005 emissions for the six-year period 2010 through 2015; and

•	improved Idaho Power's ranking from 29 to 17 in the annual "40 Best Energy Companies" list published by Public Utilities Fortnightly.

For 2015, in addition to its specific infrastructure and regulatory projects noted above, Idaho Power has established a number of organizational initiatives, including the following:

•	emphasize and enhance its enterprise safety culture;

•	actively manage costs and the ability to fund planned capital investments by optimizing business practices;

•	continue innovative approaches to regulatory strategy;

•
promote economic development through collaboration with the states of Idaho and Oregon to attract new businesses and expand existing businesses that utilize Idaho Power's available capacity and generation resources;

•
focus on operational excellence through responsible resource planning, by matching resources to customer loads, managing the impacts of environmental regulations, maintaining Idaho Power's hydroelectric base, and enhancing power quality and reliability, and customer satisfaction;

•	continue progress toward federal relicensing for the Hells Canyon Complex (HCC) hydroelectric facility and permitting of the 500-kV transmission projects;

•	address issues related to the integration of renewable generation resources on the system grid;

•	actively participate in the process for shaping carbon emission regulation for the electric utility industry; and

•	address workforce attrition associated with anticipated retirements, using targeted succession planning and development programs.

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

One of the most notable regulatory developments during 2014 was the IPUC's October 2014 approval of a regulatory settlement stipulation extending, with modifications, a December 2011 settlement stipulation that permitted Idaho Power to amortize additional accumulated deferred investment tax credits (ADITC) to help achieve a minimum 9.5 percent Idaho-jurisdictional return on year-end equity (Idaho ROE) in 2012, 2013, and 2014, subject to prescribed limits and conditions. The October 2014 settlement stipulation allows for Idaho Power's amortization of up to a total of $45 million of additional ADITCs for the period from 2015 through 2019 to help achieve a minimum 9.5 percent Idaho ROE for an applicable year, subject to prescribed limits and conditions. Like the December 2011 settlement stipulation, the new settlement stipulation provides for the sharing between Idaho Power and Idaho customers of Idaho-jurisdictional earnings in excess of specified levels of Idaho ROE. While providing no assurance that Idaho Power will obtain a 9.5 percent Idaho ROE in any of the years, IDACORP and Idaho Power believe the ability to amortize additional ADITC under the settlement stipulation provides an element of earnings stability for 2015 and potentially the next several years.

Another item that Idaho Power believes is representative of its active approach to regulatory matters was the IPUC's approval during 2014 of Idaho Power's request to shift recovery of approximately $99 million in Idaho-jurisdiction power supply expenses historically collected through the PCA mechanism to collection via base rates.  While approval of the application results in no net change in the amount collected through base rates and the PCA mechanism in the aggregate, approval of the application will decrease the amount of any base rate increase requested in Idaho Power's next general rate case application filed with the IPUC.

The October 2014 settlement stipulation, base level power supply expense order, and other significant rate proceedings during 2012, 2013, and 2014 are described in "Regulatory Matters" in this MD&A. Important regulatory matters are also discussed in Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report.

Economic Conditions and Customer/Load Growth: Idaho Power monitors a number of economic indicators, including employment statistics, growth in customer numbers, foreclosure rates, and other housing-related data on a national and state scale and within Idaho Power's service territory. Economic conditions can impact consumer demand for electricity, collectability of accounts, the volume of off-system sales, and the need to construct and improve infrastructure, purchase power, and implement programs to meet customer load demands. Idaho Power has in recent years observed what it believes to be a number of positive economic factors in its service territory. For example:

•
Based on Idaho Department of Labor preliminary data, the total number of persons employed in the service area in December 2014 was 459,531, compared with 452,666 in December 2013, and the associated unemployment rate for the service area was 3.6 percent, compared with 5.3 percent in December 2013. The U.S. rate stood at 5.6 percent in December 2014, according to U.S. Department of Labor data.

•
Gross area product for Idaho Power's service area, as reported by Moody's Analytics, grew by 1.9 percent for 2014. Moody's forecasts, as of January 14, 2015, 3.1 percent and 3.5 percent growth in gross area product for 2015 and 2016, respectively.

•	Customer growth from 2013 to 2014 was 1.4 percent.

•
A number of businesses have recently constructed, or are in the process of constructing, sizable facilities in Idaho Power's service territory, including office and manufacturing complexes, particularly in the food processing industry.

Based on recent economic data, Idaho Power predicts that customer growth within its service area will continue to be positive. Idaho Power's most recent load forecast predicts a 1.4 percent five-year compound annual growth rate in residential loads and a 2.1 percent five-year compound annual growth rate in residential customers. For longer-term resource planning purposes, Idaho Power expects to include in its 2015 IRP, to be filed with the IPUC and OPUC in June 2015, a forecasted long-term annual residential customer growth rate of 1.6 percent, an increase over the 1.4 percent residential customer growth rate used in the 2013 IRP. These projected residential customer growth rates are improvements over the 1.0 percent growth rate experienced the past 5 years, but less than the 2.3 percent growth rate realized over the past 20 years.

Should the updated estimates of higher growth rates materialize, or if there is a significant increase in loads due to new, unanticipated large-load customers, growth would exceed the projections and Idaho Power could be required to adjust its infrastructure development timing and plans accordingly.

Weather Conditions and Associated Impacts:  Weather and agricultural growing conditions have a significant impact on energy sales and the seasonality of those sales. Relatively low and high temperatures result in greater energy use for heating and cooling, respectively. During the agricultural growing season, which in large part occurs during the second and third quarters, irrigation customers use electricity to operate irrigation pumps, and weather conditions can impact the timing and degree of use of those pumps. Idaho Power also has tiered rates and seasonal rates, which contribute to increased revenues during higher-load periods, most notably during the third quarter of each year when overall customer demand is highest. In 2014, weather-related sales fluctuations were less dramatic than during the abnormally cold first quarter of 2013 and abnormally hot third quarter of 2013.

Idaho Power's hydroelectric facilities comprise nearly one-half of Idaho Power's nameplate generation capacity. However, the availability and volume of hydroelectric power generated depends on several factors - the snow pack levels in the mountains upstream of Idaho Power's facilities, reservoir storage, springtime snow pack run-off, base flows in the Snake River, spring flows, rainfall, water leases and other water rights, and other weather and stream flow considerations. Idaho Power's hydroelectric generation during 2014 was 6.2 million megawatt-hours (MWh), compared with actual generation of 5.7 million MWh in 2013 and 8.0 million MWh in 2012. Since 1928, the resource-adjusted median annual hydroelectric generation is 8.5 million MWh. For 2015, Idaho Power estimates generation from its hydroelectric facilities of between 7.0 million MWh and 9.0 million MWh.

When hydroelectric generation is reduced, Idaho Power must rely on more expensive generation sources and purchased power. Most of the increase in power supply costs is collected from customers through the Idaho and Oregon PCA mechanisms. Conversely, in periods of greater hydroelectric generation most of the resulting decrease in power supply costs that typically occurs is returned to customers through the PCA mechanisms. When favorable hydroelectric generating conditions exist for Idaho Power, they also may exist for other Pacific Northwest hydroelectric facility operators – increasing the available supply of lower-cost power, lowering regional wholesale market prices, and impacting the revenue Idaho Power receives from off-system sales of its excess power. Conversely, when hydroelectric generating conditions are poor, wholesale market prices may be higher due to lower supply, but Idaho Power would generally have less surplus energy available for sale into the wholesale markets at those times. Much of the adverse or favorable impact of this volatility is addressed through the PCA mechanisms.

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

Purchased power costs are impacted by the terms of contracts for purchased power, the rate of expansion of alternative energy generation sources such as wind or solar energy, and wholesale energy market prices. Idaho Power is required by law to purchase power from some PURPA generation projects at a specified price regardless of the then-current load demand or wholesale energy market prices. This increases the likelihood that Idaho Power will at times be required to reduce output from its lower-cost hydroelectric and fossil fuel-fired generation resources and may be required to sell in the wholesale power market the power it purchases from PURPA projects at a significant loss. Softened market prices due to PURPA impacts also decrease Idaho Power's excess power sales. The proceeds from off-system sales lower overall power supply costs. Integration of intermittent, non-dispatchable resources (such as wind or solar energy) into Idaho Power's portfolio also creates a number of complex operational challenges and risks that Idaho Power must address. Notably, integration of these sources of power into Idaho Power's portfolio does not eliminate Idaho Power's need to construct facilities and infrastructure that provide reliable power. For instance, at the time Idaho Power reached its all-time system peak demand of 3,407 MW on July 2, 2013, wind resources on Idaho Power's system, representing roughly 675 MW of nameplate capacity, were contributing only 57 MW of power due to lack of wind. Increases in federally mandated PURPA power purchases have contributed to increases in customer rates.

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

Regulatory and Environmental Compliance Costs:  Idaho Power is subject to extensive federal and state laws, policies, and regulations, as well as regulatory actions and audits by agencies and quasi-governmental agencies, including the FERC and the North American Electric Reliability Corporation. Compliance with these requirements directly influences Idaho Power's operating environment and affects Idaho Power's operating costs. Potential fines and monetary awards that result from a violation of, and costs associated with operational changes that are necessary to comply with, applicable laws or regulations may be substantial. Accordingly, Idaho Power has in place numerous compliance policies and initiatives to help ensure compliance, and periodically evaluates and updates those policies and initiatives.

Environmental laws and regulations in particular may, among other things, increase the cost of operating generation plants and constructing new facilities, require that Idaho Power install additional pollution control devices at existing generating plants, or require that Idaho Power cease operating certain generation plants. For instance, the Boardman coal-fired power plant, in which Idaho Power owns a 10-percent interest, is scheduled to cease coal-fired operations by the end of 2020, the decision for which was driven in large part by the substantial cost of environmental controls required by existing regulations. Idaho Power expects to spend a considerable amount on environmental compliance and controls in the next decade. As legislation and regulations concerning greenhouse gas emissions develop, including the proposed rule under Section 111(d) of the Clean Air Act, Idaho Power will continue to actively participate in the rulemaking process.

Other Notable Matters and Areas of Focus

Water Management and Relicensing of the Hells Canyon Hydroelectric Project: Because of Idaho Power's reliance on stream flow in the Snake River and its tributaries, Idaho Power participates in numerous proceedings and venues that may affect its water rights, seeking to preserve the long-term availability of its rights for use at its hydroelectric projects. Also, Idaho Power is involved in renewing its federal license for the HCC, its largest hydroelectric generation source. Relicensing involves numerous environmental issues and substantial costs. Idaho Power is working with the states of Idaho and Oregon, federal and state regulatory authorities, and interested parties to address concerns and take appropriate measures relating to the relicensing of the HCC. However, given the number of parties and issues involved, Idaho Power's relicensing costs have been and will continue to be substantial, and the terms of, and costs associated with, any resulting license are not currently determinable.

Transmission Projects: Idaho Power continues to focus on expansion of its transmission system in an effort to enhance system reliability and access to wholesale markets. Its most notable transmission projects in progress are the proposed Boardman-to-Hemingway and Gateway West 500-kV transmission projects. In January 2012, Idaho Power entered into cost-sharing arrangements with third parties for the permitting phases of both projects. Construction of these projects cannot commence until all federal, state, and local regulatory requirements are met. As it relates to the Boardman-to-Hemingway project, for which Idaho Power is the project manager, environmental requirements and regulations (particularly relating to sage grouse) for the siting process have changed significantly since commencement of the project, making permitting for the transmission line more difficult. This has resulted in project delays and increased permitting costs. In light of the delays and siting impediments that have occurred and are expected to continue, Idaho Power estimates that the in-service date for the Boardman-to-

Hemingway line would be 2021 or beyond. The Boardman-to-Hemingway line remains Idaho Power's preferred resource alternative, as identified in Idaho Power's 2013 IRP.

Summary of 2014 Financial Results

The following is a summary of Idaho Power's net income, net income attributable to IDACORP, and IDACORP's earnings per diluted share for the years ended December 31, 2014, 2013, and 2012 (in thousands, except earnings per share amounts):

	Year Ended December 31,
	2014	2013	2012
Idaho Power net income	$189,387	$176,741	$168,168
Net income attributable to IDACORP, Inc.	$193,480	$182,417	$173,014
Average outstanding shares – diluted (000’s)	50,199	50,126	50,010
IDACORP, Inc. earnings per diluted share	$3.85	$3.64	$3.46

The table below provides a reconciliation of net income attributable to IDACORP, Inc. for year ended December 31, 2014 to the year ended December 31, 2013 (items are in millions and are before tax unless otherwise noted):

Net income attributable to IDACORP, Inc. - December 31, 2013		$182.4
Change in Idaho Power net income:
Decreased sales volumes attributable to usage per customer, net of associated power supply costs and PCA mechanism impacts	$(38.1)
Increased sales volumes attributable to customer growth, net of associated power supply costs and PCA mechanism impacts	9.1
Increased labor-related expenses	(4.6)
Increased depreciation, property tax, and other (net)	(3.8)
Greater sharing-related costs reflected as pension expense and revenue sharing	(0.6)
Decrease in Idaho Power operating income	(38.0)
Increase in allowance for funds used during construction (AFUDC)	3.9
Gains on sale of investments in 2013, not repeated in 2014	(11.6)
Changes in other non-operating income and expenses	1.6
Decreased income taxes due to tax method changes for years prior to 2014	29.1
Decreased income taxes due to greater capitalized repairs deduction in 2014	7.8
Decreased other income tax expense	19.8
Total increase in Idaho Power net income		12.6
Other net changes (net of tax)		(1.5)
Net income attributable to IDACORP, Inc. - December 31, 2014		$193.5

IDACORP's net income increased $11.1 million for the year ended December 31, 2014 when compared with 2013. Idaho Power's operating income decreased by $38.0 million for 2014 compared with 2013. Lower overall usage per customer, primarily due to a return to moderate weather conditions in 2014 compared with 2013, decreased operating income by $38.1 million. These weather-related decreases were partially offset by increased sales volumes associated with continued growth in the number of Idaho Power customers, which increased operating income by $9.1 million when compared with 2013. The number of Idaho Power's general business customers increased by 1.4 percent from December 31, 2013 to December 31, 2014. Increases in labor-related expenses, depreciation, property taxes, and other items combined to decrease operating income by $8.4 million in 2014 when compared with 2013.

In 2014, Idaho Power recorded a $3.9 million increase in AFUDC related to greater average construction work in progress, while in 2013 it recorded a gain of $11.6 million related to the sale of investments in securities that was not repeated in 2014. The net decrease in income tax expense of $56.7 million more than offset the lower pre-tax income in 2014.

Effect of Income Taxes and Tax Method Changes on Results

Income tax accounting method changes for years prior to 2014 increased net income by $29.1 million for 2014 when compared with 2013. In 2013, Idaho Power recorded $4.6 million of income tax expense as a result of a cumulative method change adjustment related to its capitalized repairs deduction for generation assets for years prior to 2013. By contrast, during 2014, Idaho Power recorded an income tax benefit of $24.5 million related to finalization of its method change adjustment for generation assets for years prior to 2014 as well as modifications to its overall capitalized repairs deduction tax method as agreed to with the U.S. Internal Revenue Service (IRS). The income tax benefit related to Idaho Power's 2014 capitalized repairs deduction was $7.8 million greater than 2013, due to the impact of the method changes and the amount and type of 2014 capital additions. Income tax expense at Idaho Power not related to method changes was $19.8 million lower in 2014 than in 2013, primarily due to lower pre-tax earnings in 2014.

Effect of Sharing Mechanism on Results

During 2014, Idaho Power recorded a total of $24.7 million related to a December 2011 Idaho regulatory settlement agreement, which requires sharing with Idaho customers of a portion of 2014 earnings exceeding a 10.0 percent Idaho ROE. In accordance with the terms of the settlement agreement, of the $24.7 million, $16.7 million was recorded as additional pension expense and $8.0 million was recorded as a provision against current revenues to be refunded to customers through a future rate reduction. Idaho Power recorded similar amounts in 2013. A total of $118 million in earnings has been shared with Idaho customers through sharing mechanisms since 2009. The settlement agreement is described further in "Regulatory Matters" in this MD&A. The impact of sharing on 2014 and 2013 results is reflected in the following table (in millions):

	2014	2013	Variance
Additional pension expense funded through sharing	$(16.7)	$(16.5)	$(0.2)
Provision against current revenue as a result of sharing	(8.0)	(7.6)	(0.4)
Total	$(24.7)	$(24.1)	$(0.6)

Key Operating and Financial Metric Estimates for 2015

IDACORP's and Idaho Power's estimates, as of the date of this report, for 2015 metrics are as follows:

	2015 Estimate	2014 Actual
Idaho Power Operating & Maintenance Expense (millions)	$340-$350	$355
Idaho Power Additional Amortization of ADITC (millions)	None	None
Idaho Power Capital Expenditures, excluding AFUDC (millions)	$300-$310	$265
Idaho Power Hydroelectric Generation (MWh)	7.0-9.0	6.2

RESULTS OF OPERATIONS

This section of the MD&A takes a closer look at the significant factors that affected IDACORP’s and Idaho Power’s earnings.  In this analysis, the results for 2014 are compared with 2013 and the results for 2013 are compared with 2012. In the MD&A, MWh and dollar amounts in tables, other than earnings per share, are in thousands unless otherwise indicated.

Utility Operations

The table below presents Idaho Power’s energy sales and supply (in thousands of MWh) for the last three years:

	Year Ended December 31,
	2014	2013	2012
General business sales	14,092	14,619	14,085
Off-system sales	2,220	1,683	2,183
Total energy sales	16,312	16,302	16,268
Hydroelectric generation	6,170	5,656	7,956
Coal generation	5,851	6,327	5,227
Natural gas and other generation	1,175	1,576	676
Total system generation	13,196	13,559	13,859
Purchased power	4,153	3,902	3,670
Line losses	(1,037)	(1,159)	(1,261)
Total energy supply	16,312	16,302	16,268

Sales Volume and Generation: In 2014, general business sales volume decreased by 0.5 million MWh, or 4 percent, compared with the prior year, mostly related to decreased residential customer usage attributable to more moderate weather conditions in 2014 compared with 2013. Industrial customer usage increased when compared with the prior year, partially offsetting the overall decrease in general business sales volumes. Off-system sales volume increased by 0.5 million MWh, or 32 percent, in 2014 as small increases in output from hydroelectric resources, a decrease in general business customer load, and favorable wholesale market conditions increased surplus power available for sale.

Hydroelectric generation provided 47 percent of Idaho Power’s total system generation during 2014.  Hydroelectric generation in 2014 was 73 percent of the annual median generation of 8.5 million MWh, which is based on median hydrologic conditions as derived from the Snake River Basin historical stream flow record normalized to reflect the current level of water resource development.  The below-average hydroelectric generation during 2012 through 2014 resulted from relatively low snow pack and spring season run-off in the Snake River basin during the three-year period.

The small increase in hydroelectric generation during 2014 compared with 2013 contributed to decreased utilization of coal-fired and natural-gas fired generation.

The financial impacts of fluctuations in off-system sales, purchased power, fuel expense, and other power supply-related expenses are addressed in Idaho Power's Idaho and Oregon PCA mechanisms, which are described later in this MD&A.

General Business Revenues:  The table below presents Idaho Power’s general business revenues, MWh sales, and number of customers for the last three years:

	Year Ended December 31,
	2014	2013	2012
Revenue
Residential	$500,195	$513,914	$431,555
Commercial	299,462	281,009	241,519
Industrial	182,675	165,941	145,054
Irrigation	158,654	159,242	137,424
Total	1,140,986	1,120,106	955,552
Provision for sharing	(7,999)	(7,602)	(7,151)
Deferred revenue related to HCC relicensing AFUDC(1)	(10,706)	(10,776)	(10,636)
Total general business revenues	$1,122,281	$1,101,728	$937,765
Volume of Sales (MWh)
Residential	4,965	5,365	5,039
Commercial	3,944	3,975	3,865
Industrial	3,217	3,182	3,133
Irrigation	1,966	2,097	2,048
Total MWh sales	14,092	14,619	14,085
Number of customers at year-end
Residential	428,294	422,188	416,020
Commercial	67,522	66,734	65,920
Industrial	121	115	119
Irrigation	19,826	19,398	19,045
Total customers	515,763	508,435	501,104
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

Changes in rates and changes in customer demand are the primary causes of fluctuations in general business revenue from period to period.  See "Regulatory Matters" in this MD&A for a list of rate changes implemented over the last three years. The primary influence on changes in customer demand for electricity is weather conditions.  Extreme temperatures increase sales to customers who use electricity for cooling and heating, while moderate temperatures decrease sales.  Precipitation levels and the timing of precipitation during the agricultural growing season affect sales to customers who use electricity to operate irrigation pumps. Rates are seasonally adjusted and based on a tiered rate structure that provides for higher rates during peak load periods. These seasonal and tiered rate structures contribute to seasonal fluctuations in revenues and earnings. For purposes of illustration and comparison, Boise, Idaho weather-related information for the last three years is presented in the following table:

	Year Ended December 31,
	2014	2013	2012	Normal
Heating degree-days(1)	4,976	6,032	4,723	5,514
Cooling degree-days(1)	1,129	1,320	1,274	942
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

General Business Revenues - 2014 Compared with 2013: General business revenue increased $20.6 million in 2014 compared with 2013.  The factors affecting general business revenues are discussed below.

•
Rates.  Rate changes, primarily associated with increased power supply costs, combined to increase general business revenue by $64.8 million. The revenue impact of the rate changes was partially offset by associated changes in operating expenses—Idaho PCA amortization expense increased $42.8 million in 2014 due to the change in the corresponding Idaho PCA true-up rate in the current year. The PCA mechanism is discussed later in this MD&A.

•
Usage.  Lower usage per customer, primarily driven by the impact of more moderate weather during 2014 on residential customer usage, decreased general business revenue by $55.7 million. Residential usage per customer was 9.1 percent lower in 2014.

•	Customers. Continued customer growth partially offset the decrease in overall MWh sales, increasing revenue by $11.9 million. Customer growth from 2013 to 2014 was 1.4 percent.

•
Sharing. The overall increase in general business revenue was impacted by Idaho Power's revenue sharing mechanism. This mechanism, which was in place for 2012 through 2014, is associated with the December 2011 Idaho regulatory settlement agreement that provides for the sharing with customers of a portion of Idaho-jurisdiction earnings exceeding a 10.0 percent Idaho ROE. The impact of this mechanism is partially recorded as a reduction to general business revenue. Reductions of $8.0 million and $7.6 million were recorded in 2014 and 2013, respectively, resulting in a net decrease to general business revenue of $0.4 million in 2014.

General Business Revenues - 2013 Compared with 2012: General business revenue increased $164.0 million in 2013 compared with 2012.  The factors affecting general business revenues are discussed below.

•
Rates.  Rate changes, primarily associated with increased power supply costs, combined to increase general business revenue by $130.8 million. The revenue impact of several of the rate changes was directly offset by associated changes in operating expenses. For example, Idaho PCA amortization expense increased $42.0 million in 2013 due to the change in the corresponding Idaho PCA true-up rate in the current year.

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

•
Sharing. The overall increase in general business revenue was impacted by Idaho Power's revenue sharing mechanism under the December 2011 Idaho regulatory settlement agreement noted above. Reductions of $7.6 million and $7.2 million were recorded in 2013 and 2012, respectively, resulting in a net decrease to general business revenue of $0.4 million in 2013.

Off-System Sales:  Off-system sales consist primarily of long-term sales contracts and opportunity sales of surplus system energy.  The table below presents Idaho Power’s off-system sales for the last three years:

	Year Ended December 31,
	2014	2013	2012
Revenue	$77,165	$54,473	$61,534
MWh sold	2,220	1,683	2,183
Revenue per MWh	$34.76	$32.37	$28.19

Off-System Sales - 2014 Compared with 2013: Off-system sales revenue increased by $22.7 million, or 42 percent, in 2014 as a result of favorable market conditions, at times, for selling power off-system. Off-system sales volumes also benefitted from greater amounts of surplus system energy resulting from slightly lower system loads and increased hydroelectric generation and PURPA power purchases.

Off-System Sales - 2013 Compared with 2012: Off-system sales revenue decreased by $7.1 million, or 11 percent, in 2013 as a result of lower volumes of surplus power available for sale. Sales volumes decreased by 23 percent due to lower output from hydroelectric plants due to unfavorable hydroelectric generating conditions (as a result of lower snow pack and spring season run-off) and an increase in general business customer loads.

Other Revenues:  The table below presents the components of other revenues for the last three years:

	Year Ended December 31,
	2014	2013	2012
Transmission services and other	$52,051	$51,260	$50,126
Energy efficiency	27,154	35,637	27,300
Total other revenues	$79,205	$86,897	$77,426

Other Revenues - 2014 Compared with 2013: Other revenues decreased $7.7 million in 2014, resulting primarily from an order issued by the IPUC in the prior year that allowed Idaho Power to recover custom efficiency program incentive payments made between January 1, 2011 and June 1, 2013, through the energy efficiency rider. Based on the order, $14.3 million of other revenue (as well as energy efficiency program expense) was recognized in the second quarter of 2013. Partially offsetting the impact of this order from the IPUC was higher utilization of energy efficiency programs when compared with 2013.

Most energy efficiency activities are funded through a rider mechanism on customer bills.  Energy efficiency program expenditures funded through the rider are reported as an operating expense with an equal amount of revenues recorded in other revenues, resulting in no net impact on earnings.

Other Revenues - 2013 Compared with 2012: Other revenues increased $9.5 million in 2013, mainly due to an increase in energy efficiency revenues of $8.3 million, due to an order issued by the IPUC allowing Idaho Power to recover custom efficiency program incentive payments between January 1, 2011 and June 1, 2013, through the energy efficiency rider. Based on the order, $14.3 million of other revenue (as well as energy efficiency program expense) was recognized in the second quarter of 2013. The impact of the order was offset by decreased utilization of demand response programs during 2013.

Purchased Power: The table below presents Idaho Power’s purchased power expenses and volumes for the last three years:

	Year Ended December 31,
	2014	2013	2012
Expense
PURPA contracts	$144,617	$131,338	$117,618
Other purchased power (including wheeling)	92,071	85,038	64,838
Demand response incentive payments	7,940	4,203	14,479
Total purchased power expense	$244,628	$220,579	$196,935
MWh purchased
PURPA contracts	2,286	2,127	1,961
Other purchased power	1,867	1,775	1,709
Total MWh purchased	4,153	3,902	3,670
Cost per MWh from PURPA contracts	$63.26	$61.75	$59.98
Cost per MWh from other purchased power	$49.31	$47.91	$37.94
Weighted average - all sources (excluding demand response incentive payments)	$56.99	$55.45	$49.72

The purchased power cost per MWh often exceeds the off-system sales revenue per MWh because Idaho Power generally needs to purchase more power during heavy load periods than during light load periods, and conversely has less energy available for off-system sales during heavy load periods than light load periods.  Market energy prices are typically higher during heavy load periods than during light load periods. Also, in accordance with Idaho Power’s risk management policy, Idaho Power may purchase or sell energy several months in advance of anticipated delivery.  The regional energy market price is dynamic and additional energy purchase or sale transactions that Idaho Power makes at current market prices may be noticeably different than the advance purchase or sale transaction prices. Most of the non-PURPA purchased power and substantially all of the PURPA power purchase costs are recovered through base rates and Idaho Power's PCA mechanisms.

Purchased Power - 2014 Compared with 2013: Purchased power expense increased $24.0 million, or 11 percent, in 2014, mostly resulting from an increase in generation provided by PURPA wind contracts when compared with 2013. In addition, wholesale gas and electricity market conditions warranted third-party power purchases to serve system load at times rather than dispatching Idaho Power-owned thermal resources. Finally, the increases in demand response program incentive payments primarily relate to the temporary cessation of some of these programs during 2013, which were reinstated for 2014.

Purchased Power - 2013 Compared with 2012: Purchased power expense increased $23.6 million, or 12 percent, in 2013, principally due to additional PURPA wind generation that came on-line, as well as less favorable hydroelectric generating conditions, which increased the need to purchase power from third parties. The volume of power purchased through PURPA contracts increased 8 percent, contributing to a $13.7 million increase in PURPA power purchase expense in 2013, while MWh purchased through other sources increased 4 percent. Reductions in demand response program costs, due to temporary suspension of two programs in 2013, partially offset the increased expenses related to power purchases.

Fuel Expense:  The table below presents Idaho Power’s fuel expenses and generation at its thermal generating plants for the last three years:

	Year Ended December 31,
	2014	2013	2012
Expense
Coal	$156,172	$160,277	$134,501
Natural gas and other thermal	45,069	54,205	24,912
Total fuel expense	$201,241	$214,482	$159,413
MWh generated
Coal	5,851	6,327	5,227
Natural gas and other thermal	1,175	1,576	676
Total MWh generated	7,026	7,903	5,903
Cost per MWh
Coal	$26.69	$25.33	$25.73
Natural gas and other thermal	38.36	34.39	36.85
Weighted average, all sources	$28.64	$27.14	$27.01

Most fuel supply contracts are subject to changes in published indexes that are closely related to materials and supplies, labor, and diesel costs. In addition to commodity (variable) costs, both natural gas and coal expense include costs that are more fixed in nature for items such as capacity charges, transportation, and fuel handling. Period to period variances in fuel expense per MWh are noticeably impacted by these fixed charges when generation output is substantially different between the periods.

Fuel Expense - 2014 Compared with 2013: In 2014, fuel expense decreased $13.2 million, or 6 percent, compared with 2013, due principally to decreased output from the natural gas-fired plants during 2014, resulting from lower system load demands and increased generation provided by facilities under PURPA contracts. The thermal coal plants were also operated less in 2014 when compared with 2013, as higher hydroelectric generation enabled lower utilization of the coal plants to serve system load requirements. Partially offsetting these decreases were higher commodity costs when compared with 2013.

Fuel Expense - 2013 Compared with 2012: In 2013, fuel expense increased $55.1 million, or 35 percent, compared with 2012, due principally to the following factors:

•
Idaho Power's Langley Gulch natural gas-fired power plant came on line on June 29, 2012. Operation of the plant accounted for $23.9 million of the increase in fuel expense. Idaho Power operated the plant primarily to serve peak load, to integrate intermittent resources, and for economic dispatch opportunities. During 2013, Idaho Power relied more on Langley Gulch and other gas plants to meet customer loads as a result of the decline in hydroelectric generation compared with the same period in 2012; and

•
generation from coal-fired facilities increased 21 percent in 2013. This increase in generation accounted for $25.6 million of the increase in fuel expense compared with 2012. During 2013, higher wholesale power prices and lower hydroelectric generation when compared with 2012 increased Idaho Power's reliance on its coal-fired plants to meet customer loads.

PCA Mechanisms:  Idaho Power's power supply costs (primarily purchased power and fuel, less off-system sales) can vary significantly from year to year. Volatility of power supply costs arises from factors such as weather conditions, wholesale market prices and volumes of power purchased and sold in the wholesale markets, Idaho Power's hydroelectric and thermal generation volumes and fuel costs, generation plant availability, and retail loads.  To address the volatility of power supply costs, Idaho Power's PCA mechanisms in the Idaho and Oregon jurisdictions allow Idaho Power to recover from or refund to customers most of the fluctuations in power supply costs.  In the Idaho jurisdiction, the PCA includes a cost or benefit sharing ratio that allocates the deviations in net power supply expenses between customers (95 percent) and the company (5 percent), with the exception of PURPA power purchases and demand-response program incentives, which are allocated 100 percent to customers. Because of the PCA mechanisms, the primary financial impacts of power supply cost variations is that cash is paid out but recovery from customers does not occur until a future period, or cash that is collected is refunded to customers in a future period, resulting in fluctuations in operating cash flows from year to year. The table that follows presents the components of the Idaho and Oregon PCA mechanisms for the last three years:

	Year Ended December 31,
	2014	2013	2012
Idaho power supply cost deferral	$(48,104)	$(67,127)	$(45,064)
Oregon power supply cost deferral	—	—	(1,523)
Amortization of prior year authorized balances	70,339	27,590	(14,503)
Total power cost adjustment expense	$22,235	$(39,537)	$(61,090)

The power supply deferrals represent the portion of the power supply cost fluctuations deferred under the PCA mechanisms. When actual power supply costs are higher than the amount forecasted in PCA rates, which was the case for 2014, 2013, and 2012, most of the difference is deferred. The amortization of the prior year’s balances represents the offset to the amounts being collected or refunded in the current PCA year that were deferred or accrued in the prior PCA year (the true-up component of the PCA).

PCA Mechanisms - 2014 Compared with 2013: Actual net power supply cost deferrals decreased in 2014 relative to 2013, a change of $19.0 million—from $67.1 million to $48.1 million. Power supply costs collected through base rates increased on June 1, 2014, resulting in less costs needing to be recovered through the PCA mechanism since that time. The $70.3 million of amortization offsets the collection from customers of prior years' deferrals.

PCA Mechanisms - 2013 Compared with 2012: Actual net power supply cost deferrals increased in 2013 relative to 2012, a change of $20.5 million—from deferrals of $46.6 million to $67.1 million. The $27.6 million of amortization offsets the net collection from customers of prior years' deferrals.

Other Operations and Maintenance Expenses: The changes in operations and maintenance (O&M) expenses for the periods presented are discussed below.

O&M - 2014 Compared with 2013: Other O&M expense increased by $5.7 million in 2014 compared with 2013, an increase of less than two percent, due to the following factors:

•	an increase of $4.6 million in labor-related expenses, caused by normal escalations in labor and benefits costs; and

•
an increase of $0.9 million in bad debt expense resulting from fewer collections related to a billing system change made in 2013. Due to full implementation of the billing system change, Idaho Power expects that bad debt expense will return to more normal levels in future periods.

O&M - 2013 Compared with 2012: Other O&M expense decreased by $0.2 million in 2013 compared with 2012, a decrease of less than one percent, due to the following factors:

•	pension expense increased $1.9 million as the sharing mechanism in place during both years resulted in higher sharing-related pension expense in 2013;

•	other O&M expenses were $1.3 million lower, reflecting business optimization efforts;

•	labor-related expenses increased by $1.5 million as a result of normal escalations in labor and benefits costs; and

•
O&M expenses associated with hydroelectric generation were $2.3 million lower, primarily due to water lease payments made in 2012 that were not made in 2013 because less water associated with these leases was available in 2013.

Gain on Sale of Investments

In 2013, Idaho Power recognized an $11.6 million gain on the sale of marketable securities. These investments relate to the Rabbi trust designated to provide funding for Idaho Power's obligations under its Security Plan for Senior Management Employees. Gross proceeds from the sale were $25.7 million. No such sale occurred in 2014 or 2012.

Income Taxes

Income tax accounting method changes decreased 2014 income tax expense by $29.1 million when compared with 2013. In 2013, Idaho Power recorded $4.6 million of income tax expense as a result of a method change related to its capitalized repair deduction for generation assets for years prior to 2013. By contrast, in 2014, Idaho Power, in coordination with the IRS through IDACORP’s Compliance Assurance Process program, implemented aspects of the final tangible property regulations and other technical interpretations of these rules into its existing capitalized repairs tax accounting method for generation, transmission, and distribution assets. These technical interpretations were received from the IRS in 2014. An $11.1 million tax benefit related to the portion of the 2013 capitalized repairs deduction based on these modifications was recorded in 2014. Idaho Power finalized these changes with the filing of IDACORP’s 2013 consolidated federal income tax return in September 2014. In 2014, Idaho Power also recorded a $13.4 million for years prior to 2013 income tax benefit for the finalization of the cumulative method change impact related to the generation asset method change. The income tax benefit related to Idaho Power's 2014 capitalized repairs deduction was $7.8 million greater than 2013, due to the impact of the method changes and the amount and type of 2014 capital additions. Further, income tax expense (excluding the tax method changes) decreased $19.8 million compared with 2013, principally due to lower Idaho pre-tax earnings in 2014. Income tax expense in 2013 increased significantly compared with 2012, principally as a result of greater Idaho Power pre-tax earnings in 2013.

On August 18, 2014, the U.S. Treasury and IRS issued final regulations addressing the disposition of property subject to depreciation and general asset accounts. The regulations are generally effective for tax years beginning on or after January 1, 2014. IDACORP and Idaho Power do not believe these disposition regulations will have a material adverse effect on future tax filings. Therefore, as of December 31, 2014, no income tax impacts have been recorded related to the new guidance.

For additional information relating to IDACORP's and Idaho Power's income taxes, including the availability of tax credit carryforwards, see Note 2 - “Income Taxes” to the consolidated financial statements included in this report.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Idaho Power has been pursuing significant enhancements to its utility infrastructure in an effort to ensure an adequate supply of electricity, to provide service to new customers, and to maintain system reliability.  Idaho Power's existing hydroelectric and thermal generation facilities also require continuing upgrades and component replacement.  Idaho Power's expenditures for property, plant and equipment, excluding AFUDC, were $265 million in 2014 and $228 million in 2013. Idaho Power expects these substantial capital expenditures to continue, with estimated total capital expenditures of approximately $1.5 billion over the period from 2015 through 2019.

Idaho Power funds its liquidity needs for capital expenditures through cash flows from operations, debt offerings, commercial paper markets, credit facilities, and capital contributions from IDACORP.  Idaho Power periodically files for rate adjustments for recovery of operating costs and capital investments to provide the opportunity to align Idaho Power's earned returns with those allowed by regulators. Idaho Power uses operating and capital budgets to control operating costs and capital expenditures, and has also been focusing on optimizing its business operations, which has included controlling operating and maintenance costs through process review and improvement initiatives. Consistent with 2014, during 2015 IDACORP and Idaho Power will continue to focus on optimizing operations, controlling costs, and generating sufficient operating cash inflows to meet operating expenditures, contribute to capital expenditure requirements, and pay dividends to shareholders.

As of February 13, 2015, IDACORP's and Idaho Power's access to debt, equity, and credit arrangements included:

•	$125 million and $300 million revolving credit facilities, respectively;

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

IDACORP and Idaho Power have no significant long-term debt maturities until 2018. Based on planned capital expenditures and operating and maintenance expenses for 2015, the companies believe they will be able to meet capital requirements and fund corporate expenses during 2015 with a combination of existing cash and operating cash flows generated by Idaho Power's utility business, together with proceeds from either draws upon credit facilities or Idaho Power's issuance of debt securities. IDACORP and Idaho Power would expect to meet any short-term cash shortfalls during 2015 with existing credit facilities and expect to continue to manage short-term liquidity through commercial paper markets.

IDACORP and Idaho Power also monitor capital markets with a view toward opportunistic debt and equity transactions, taking into account current and potential long-term future needs. As a result, IDACORP may issue debt securities or may issue common stock under the existing continuous equity program, and Idaho Power may issue debt securities, if the companies believe terms available in the capital markets are favorable and that issuances would be financially prudent. Idaho Power also periodically analyzes whether partial or full early redemption of one or more existing outstanding series of first mortgage bonds is desirable, and in some cases may refinance indebtedness with new indebtedness issued with more favorable terms, including interest rates lower than the series being redeemed.

IDACORP and Idaho Power seek to maintain capital structures of approximately 50 percent debt and 50 percent equity, and maintaining this ratio influences IDACORP's and Idaho Power's debt and equity issuance decisions. As of December 31, 2014, IDACORP's and Idaho Power's capital structures were as follows:

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
IDACORP’s and Idaho Power’s operating cash inflows in 2014 were $364 million and $343 million, respectively, increases of $59 million and $53 million, respectively, compared with 2013.  Significant items that affected the companies' operating cash flows in 2014 relative to 2013 included:

•
changes in regulatory assets and liabilities, mostly related to the relative amounts of power supply costs deferred and collected under the Idaho PCA mechanism, increased operating cash inflows by $58 million;

•
changes in working capital balances due primarily to timing. Decreases in receivable balances from 2013 to 2014 compared with the increase in receivable balances experienced from 2012 to 2013 resulted in an increase to cash flows for 2014 of approximately $50 million for IDACORP and $52 million for Idaho Power;

•	cash outflows related to income taxes increased by approximately $10 million for IDACORP and $16 million for Idaho Power from 2013 to 2014; and

•
Idaho Power's joint venture, BCC, made net distributions to Idaho Power of $4 million in 2014, as compared with $15 million in 2013. A build-up in coal inventories at BCC during 2014 reduced BCC's cash available for distribution.

IDACORP's and Idaho Power's operating cash inflows in 2013 were $306 million and $290 million, respectively, increases of $56 million and $32 million, respectively, compared with 2012. In addition to increased pre-tax earnings, significant items that affected the companies' operating cash flows in 2013 relative to 2012 included:

•	Idaho Power made $30 million of cash contributions to its defined benefit pension plan in 2013, compared with $44 million of cash contributions during 2012;

•
changes in regulatory assets and liabilities, mostly related to the relative amounts of power supply costs deferred and collected under the Idaho PCA mechanism, increased operating cash inflows by $28 million;

•
cash outflows related to income taxes increased by approximately $25 million for Idaho Power from 2012 to 2013 and cash outflows related to incomes taxes remained relatively flat at $1 million for IDACORP between 2012 and 2013; and

•
changes in working capital balances due primarily to timing. Increases in receivable balances reduced cash flows by approximately $27 million, primarily as a result of increased year-end sales in 2013 compared with 2012. Fluctuations in accounts payables and other accrued liabilities reduced cash flows by $11 million, largely as a result of reduced accruals for PURPA-related payables. Other current liabilities increased cash flows by $10 million primarily due to customer deposits returned in 2012.

Investing Cash Flows

Investing activities consist primarily of capital expenditures related to new construction and improvements to Idaho Power’s generation, transmission, and distribution facilities. Idaho Power's construction expenditures, including AFUDC, were $274 million, $235 million, and $240 million in 2014, 2013, and 2012, respectively. These capital expenditures were primarily for construction of utility infrastructure needed to address Idaho Power’s aging plant and equipment, customer growth, and environmental and regulatory compliance requirements.

Financing Cash Flows

Financing activities provide supplemental cash for both day-to-day operations and capital requirements as needed.  Idaho Power funds liquidity needs for capital investment, working capital, managing commodity price risk, and other financial commitments through cash flows from operations, debt offerings, commercial paper markets, credit facilities, and capital contributions from IDACORP.  IDACORP funds its cash requirements, such as payment of taxes, capital contributions to Idaho Power, and non-utility operating expenses through cash flows from operations, commercial paper markets, sales of common stock, and credit facilities. The following are significant items and transactions that affected financing cash flows in 2012, 2013, and 2014:

•	on April 13, 2012, Idaho Power issued $75 million in principal amount of 2.95% first mortgage bonds due 2022 and $75 million in principal amount of 4.30% first mortgage bonds due 2042;

•	in May 2012, Idaho Power redeemed prior to maturity $100 million of 4.75% first mortgage bonds due in November 2012;

•	on April 8, 2013, Idaho Power issued $75 million in principal amount of 2.50% first mortgage bonds due 2023 and $75 million in principal amount of 4.00% first mortgage bonds due 2043;

•	on October 1, 2013 Idaho Power repaid at maturity $70 million of its 4.25% first mortgage bonds;

•	IDACORP and Idaho Power paid dividends of approximately $88 million, $79 million, and $69 million in 2014, 2013, and 2012, respectively;

•	Idaho Power received capital contributions of $8 million from IDACORP in 2012; and

•	IDACORP's net change in commercial paper borrowings was a reduction of $23 million and $15 million in 2014 and 2013, respectively, and an increase of $16 million in 2012.

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

Effective July 1, 2012, IDACORP discontinued original issuances of common stock and instructed the plan administrators to use market purchases of IDACORP common stock for purposes of acquiring IDACORP common stock for the IDACORP, Inc. Dividend Reinvestment and Stock Purchase Plan and the Idaho Power Company Employee Savings Plan. However, IDACORP may determine at any time to resume original issuances of common stock under those plans. As noted above, an important component of that determination will be IDACORP's and Idaho Power's capital structure. Under the dividend reinvestment and employee-related stock purchase plans in effect prior to July 1, 2012, IDACORP issued 111,380 shares in 2012 for proceeds of $4.5 million.

Idaho Power First Mortgage Bonds: Idaho Power's issuance of long-term indebtedness is subject to the approval of the IPUC, OPUC, and Wyoming Public Service Commission (WPSC). In April 2013, Idaho Power received orders from the IPUC, OPUC, and WPSC authorizing Idaho Power to issue and sell from time to time up to $500 million in aggregate principal amount of debt securities and first mortgage bonds, subject to conditions specified in the orders. Authority from the IPUC is through April 9, 2015, though Idaho Power may request an extension by letter filed with the IPUC prior to that date. The OPUC's and WPSC's orders do not impose a time limitation for issuances, but the OPUC order does impose a number of other conditions, including a maximum interest rate limit of seven percent.

On July 12, 2013, Idaho Power entered into a Selling Agency Agreement with eight banks named in the agreement in connection with the potential issuance and sale from time to time of up to $500 million in aggregate principal amount of first mortgage bonds, Series J (Series J Notes), under Idaho Power’s Indenture of Mortgage and Deed of Trust, dated as of October 1, 1937, as amended and supplemented (Indenture). Also on July 12, 2013, Idaho Power entered into the Forty-seventh Supplemental Indenture, dated as of July 1, 2013, to the Indenture. The Forty-seventh Supplemental Indenture provides for, among other items, the issuance of up to $500 million in aggregate principal amount of Series J Notes. As of the date of this report, Idaho Power has not sold any first mortgage bonds or debt securities under the Selling Agency Agreement.

The issuance of first mortgage bonds requires that Idaho Power meet interest coverage and security provisions set forth in the Indenture. Future issuances of first mortgage bonds are subject to satisfaction of covenants and security provisions set forth in the Indenture, market conditions, regulatory authorizations, and covenants contained in other financing agreements.

The Indenture limits the maximum amount of first mortgage bonds at any one time outstanding to $2.0 billion, and as a result the maximum amount of first mortgage bonds Idaho Power could issue as of December 31, 2014 was limited to approximately $409 million. Idaho Power may increase the $2.0 billion limit on the maximum amount of first mortgage bonds outstanding by filing a supplemental indenture with the trustee as provided in the Indenture of Mortgage and Deed of Trust. Separately, the Indenture also limits the amount of additional first mortgage bonds that Idaho Power may issue to the sum of (a) the principal amount of retired first mortgage bonds and (b) 60 percent of total unfunded property additions, as defined in the Indenture. As of December 31, 2014, Idaho Power could issue approximately $1.6 billion of additional first mortgage bonds based on retired first mortgage bonds and total unfunded property additions.

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

Each facility contains a covenant requiring each company to maintain a leverage ratio of consolidated indebtedness to consolidated total capitalization equal to or less than 65 percent as of the end of each fiscal quarter. In determining the leverage ratio, “consolidated indebtedness” broadly includes all indebtedness of the respective borrower and its subsidiaries, including, in some instances, indebtedness evidenced by certain hybrid securities (as defined in the credit agreement). “Consolidated total capitalization” is calculated as the sum of all consolidated indebtedness, consolidated stockholders' equity of the borrower and its subsidiaries, and the aggregate value of outstanding hybrid securities. At December 31, 2014, the leverage ratios for IDACORP and Idaho Power were 46 percent and 47 percent, respectively. IDACORP's and Idaho Power's ability to utilize the credit facilities is conditioned upon their continued compliance with the leverage ratio covenants included in the credit facilities, which could limit the ability of the companies to issue first mortgage bonds and debt securities. There are additional covenants, subject to exceptions, that prohibit certain mergers, acquisitions, and investments, restrict the creation of certain liens, and prohibit entering into any agreements restricting dividend payments from any material subsidiary. At December 31, 2014, IDACORP and Idaho Power believe they were in compliance with all facility covenants. Further, IDACORP and Idaho Power do not believe they will be in violation or breach of their respective debt covenants during 2015.

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

In October 2013, IDACORP and Idaho Power executed agreements with the lenders, extending the maturity date under both credit agreements to October 26, 2018. No other terms of the credit agreements, including the amount of permitted borrowings under the credit agreements, were affected by the extension.

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

Available Short-Term Borrowing Liquidity

The following table outlines available short-term borrowing liquidity as of the dates specified:

	December 31, 2014		December 31, 2013
	IDACORP(2)	Idaho Power	IDACORP(2)	Idaho Power
Revolving credit facility	$125,000	$300,000	$125,000	$300,000
Commercial paper outstanding	(31,300)	—	(54,750)	—
Identified for other use(1)	—	(24,245)	—	(24,245)
Net balance available	$93,700	$275,755	$70,250	$275,755
(1) Port of Morrow and American Falls bonds that Idaho Power could be required to purchase prior to maturity under the optional or mandatory purchase provisions of the bonds, if the remarketing agent for the bonds were unable to sell the bonds to third parties.

(2) Holding company only.

At February 13, 2015, IDACORP had no loans outstanding under its credit facility and $24.2 million of commercial paper outstanding, and Idaho Power had no loans outstanding under its credit facility and no commercial paper outstanding. The table below presents additional information about short-term commercial paper borrowing during the years ended December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
	IDACORP(1)	Idaho Power	IDACORP(1)	Idaho Power
Commercial paper:
Year end:
Amount outstanding	$31,300	$—	$54,750	$—
Weighted average interest rate	0.43%	—%	0.34%	—%
Daily average amount outstanding during the year	$37,786	$—	$61,121	$2,209
Weighted average interest rate during the year	0.32%	—%	0.39%	0.43%
Maximum month-end balance	$47,300	$—	$67,150	$16,600
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

Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties.  As of December 31, 2014, Idaho Power had posted no performance assurance collateral.  Should Idaho Power experience a reduction in its credit rating on its unsecured debt to below investment grade Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral, and counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions.  Based upon Idaho Power’s current energy and fuel portfolio and market conditions as of December 31, 2014, the amount of additional collateral that could be requested upon a downgrade to below investment grade is approximately $8.1 million.  To minimize capital requirements, Idaho Power actively monitors its portfolio exposure and the potential exposure to additional requests for performance assurance collateral, through sensitivity analysis.

Capital Requirements

Idaho Power's construction expenditures, excluding AFUDC, were $265 million during the year ended December 31, 2014.  The table below presents Idaho Power's estimated cash requirements for construction, excluding AFUDC, for 2015 through 2019 (in millions of dollars). Given the uncertainty associated with the timing of infrastructure projects and associated expenditures, actual expenditures and their timing could deviate substantially from those set forth in the table.

	2015	2016	2017-2019
Ongoing capital expenditures (excluding item listed below in this table)	$255-260	$285-290	$850-905
Jim Bridger plant selective catalytic reduction equipment (discussed below)	45-50	15-20	20-25
Total (excluding AFUDC)	$300-310	$300-310	$870-930

Major Infrastructure Projects: Idaho Power is engaged in the development of a number of significant projects and has entered into arrangements with third parties concerning joint infrastructure development. The most notable projects are described below.

Jim Bridger Plant Selective Catalytic Reduction Equipment and Related IPUC Filing: Idaho Power and the plant co-owners are installing selective catalytic reduction (SCR) equipment to reduce nitrogen oxide (NOx) emissions at the Jim Bridger power plant, in order to comply with regional haze rules. The regional haze rules provide for installation and operation of SCR on unit 3 by 2015 and unit 4 by 2016. The rules provide for an equivalent technology for NOx reductions on unit 2 by 2021 and unit 1 by 2022. Idaho Power estimates that the total cost for Idaho Power's share of the upgrades on units 3 and 4 is approximately $113 million, excluding AFUDC. As of December 31, 2014, Idaho Power had expended $46 million, excluding AFUDC, on SCR installation at units 3 and 4.

In June 2013, Idaho Power filed an application with the IPUC requesting that the IPUC issue a Certificate of Public Convenience and Necessity (CPCN) related to the SCR investments planned for units 3 and 4. Idaho Power's CPCN application requested that the IPUC provide Idaho Power with authorization and a binding commitment to provide rate base treatment for Idaho Power's share of the capital investment in the SCR. By filing the CPCN, Idaho Power intended to provide the IPUC with an opportunity to review the prudence of the investment in SCR prior to Idaho Power's incurring the bulk of the associated expenses. In December 2013, the IPUC issued an order granting the CPCN. However, the IPUC declined to grant Idaho Power's additional request for an early determination of binding ratemaking treatment.

Boardman-to-Hemingway Transmission Line: The Boardman-to-Hemingway line, a proposed 300-mile, 500-kV transmission project between a station near Boardman, Oregon and the Hemingway station near Boise, Idaho, would provide transmission service to meet future resource needs. The Boardman-to-Hemingway line was included in the preferred resource portfolio in Idaho Power’s 2013 IRP. In January 2012, Idaho Power entered into a joint funding agreement with PacifiCorp and the Bonneville Power Administration (BPA) to pursue permitting of the project. The joint funding agreement provides that Idaho Power's interest in the permitting phase of the project would be approximately 21 percent, and that during future negotiations relating to construction of the transmission line Idaho Power would seek to retain that percentage interest in the completed project. Assuming both other participants fund their full share of the total cost of the permitting phase of the project, Idaho Power's estimated share of the cost of the permitting phase of the project is approximately $35 million, including AFUDC, which has been extended to the project's anticipated in-service date. Total cost estimates for the project are between $1.0 billion and $1.2 billion, including AFUDC. This cost estimate excludes the impacts of inflation and price changes of materials and labor resources that may occur following the date of the estimate. Idaho Power's share of the permitting phase of the project (excluding AFUDC) is included in the capital requirements table above. Construction costs beyond the permitting phase are not included in the table above.

Idaho Power has expended approximately $64 million on the Boardman-to-Hemingway project through December 31, 2014. Pursuant to the terms of the joint funding arrangements, approximately $32 million of that amount must be reimbursed to Idaho Power by joint permitting participants for expenses Idaho Power incurred, $23 million of which Idaho Power had received as of December 31, 2014. An additional $15 million is subject to reimbursement at a later date from the joint permitting participants, assuming their continued participation in the project, for expenses Idaho Power incurred prior to execution of the joint funding arrangements. Idaho Power plans to seek recovery of its share of project costs through the regulatory process.

The permitting phase of the Boardman-to-Hemingway project is subject to review and approval by the BLM (as the lead federal agency on behalf of other federal agencies), the U.S. Forest Service, and the Oregon Department of Energy. The BLM issued a draft EIS for the project on December 19, 2014, and as of the date of this report Idaho Power expects the BLM to issue a final EIS during 2016. In the separate Oregon state permitting process, Idaho Power submitted a preliminary application for a site certificate in February 2013 and intends to submit an amended preliminary application in late 2015 or in 2016.

The environmental requirements for, and application of environmental regulations (particularly relating to sage grouse) to, the siting process have changed during the project, making permitting for the transmission line more difficult. This has resulted in project delays and increased permitting costs. The completion date of the project is subject to these siting, permitting, and regulatory approval requirements, as well as in-service date requirements of the parties electing to construct the line, the terms of any resulting joint construction agreements, and other factors. In light of the delays and siting impediments that have occurred and are expected, Idaho Power is unable to accurately determine an approximate in-service date for the line but expects the in-service date would be in 2021 or beyond.

Gateway West Transmission Line: Idaho Power and PacifiCorp are pursuing the joint development of the Gateway West project, a 500-kV transmission project between a station located near Douglas, Wyoming and the Hemingway station. In January 2012, Idaho Power and PacifiCorp entered a new joint funding agreement (Gateway Funding Agreement) for permitting of the project. Idaho Power's estimated cost for the permitting phase of the Gateway West project is approximately $71 million, including AFUDC, which has been extended to the project's anticipated in-service date. Idaho Power has expended approximately $27 million on the permitting phase of the project through December 31, 2014. As of the date of this report, Idaho Power estimates the total cost for its share of the project (including both permitting and construction) to be between $200 million and $400 million, including AFUDC. Idaho Power's share of the permitting phase of the project (excluding AFUDC) is included in the capital requirements table above. Construction costs are not included in the table above.

The Gateway Funding Agreement outlines the terms under which the parties will jointly own, develop, design, permit, site, and acquire rights-of-way for the Gateway West transmission project. Idaho Power's interest in the Gateway West project applies to four of 10 segments involved in the project. PacifiCorp is designated as the project manager under the agreement. The Gateway Funding Agreement provides that the project manager may seek to reconfigure portions of the federal permitting project, including segments in which Idaho Power has an interest, subject to certain limitations. Further, PacifiCorp retains the right to remove specified segments from the federal permitting project, including segments in which Idaho Power has an interest, subject to certain limitations specified in the Gateway Funding Agreement.  Each party is responsible for its pro rata share, based on its respective federal and state permitting ownership interest, of the costs incurred under the agreement. The Gateway Funding Agreement provides for the parties to subsequently negotiate the terms and conditions of one or more definitive development and construction agreements for the Gateway West transmission line.

The permitting phase of the project is subject to review and approval of the BLM. The BLM released its record of decision under the National Environmental Policy Act in November 2013. In its record of decision, the BLM identified its final decision on the routing of the project, issued right-of-way grants on public land for some segments, and deferred a decision on two segments (in both of which Idaho Power has an interest) to resolve routing concerns in those areas. Several interested parties have appealed the BLM's record of decision, and Idaho Power has intervened in the proceedings. The BLM has initiated the supplemental EIS process for the two deferred segments. As of the date of this report, the BLM's schedule provides for the issuance of a record of decision on the two deferred segments by late 2016.

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

Pending Transmission System Transaction: To enhance the abilities of Idaho Power and PacifiCorp to serve their respective customers, on October 24, 2014, Idaho Power and PacifiCorp executed a Joint Ownership and Operating Agreement (Joint Operating Agreement) applicable to certain transmission-related equipment proposed to be exchanged by Idaho Power and PacifiCorp. The proposed exchange would be made pursuant to the terms of a Joint Purchase and Sale Agreement, also dated October 24, 2014, between Idaho Power and PacifiCorp, under which each party agreed to transfer to the other specified transmission-related equipment with an estimated year-end 2014 net book value of approximately $43 million, subject to true-up as of the closing date. The proposed transaction also provides for the termination and amendment of a number of legacy long-term agreements related to the ownership and operation of jointly-owned facilities and transmission services between Idaho Power and PacifiCorp.

The Joint Operating Agreement is intended to provide Idaho Power and PacifiCorp with access to integrated transmission facilities that aligns more closely with current industry standards and allows the parties to more efficiently satisfy regulatory and reliability requirements. The Joint Operating Agreement allocates the directional transmission capacity of the exchanged transmission-related assets between the companies, which will be managed pursuant to each company's OATT. The Joint Operating Agreement also provides for the operation, upgrade, repair, rebuilding, and decommissioning of the exchanged assets and certain other equipment each company owns. Closing of the proposed transaction, effectiveness of the Joint Operating Agreement, and termination and amendment of the legacy long-term transmission service agreements is subject to a number of conditions, including approval by, or notice to, the public utility commissions of California, Idaho, Oregon, Utah, Washington, and Wyoming, and approval by the FERC.

Other Infrastructure Projects: Idaho Power continues to add to its system to accommodate for growth and to reinvest for reliability and general system improvement. These system enhancement projects involve significant capital expenditures. Examples of system enhancements over the period 2015 through 2019, and their estimated costs, include the following:

•	$10-$15 million per year for replacement of underground distribution cables;

•	$30-$40 million per year for reconstruction of distribution lines;

•	$5-$10 million per year for reliability-related construction projects, such as wood pole crossarm replacements and feeder system improvement;

•	$50-$90 million per year for transmission-related projects other than the Boardman-to-Hemingway and Gateway West projects;

•	$30-$60 million per year for ongoing thermal plant improvement programs other than SCR equipment;

•	$10-$20 million per year for hydroelectric plant improvement programs; and

•	$20-$30 million per year for general plant improvements, such as information technology, facilities, and fleet vehicles.

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

Defined Benefit Pension Plan Contributions and Recovery

Idaho Power contributed $30 million, $30 million, and $44 million to its defined benefit pension plan in 2014, 2013, and 2012, respectively. Idaho Power estimates that it has no minimum contribution requirement for 2015, though it plans to contribute at least $20 million to the pension plan during 2015 in a continued effort to balance the regulatory collection of these expenditures with the cost of being in an underfunded position. In 2016 and beyond, Idaho Power expects significant contribution obligations under the pension plan. Refer to Note 11 - "Benefit Plans" to the consolidated financial statements included in this report and the section titled "Contractual Obligations" below in this MD&A for information relating to those obligations.

Idaho Power defers its Idaho-jurisdiction pension expense as a regulatory asset until recovered from Idaho customers.  As of December 31, 2014, Idaho Power's deferral balance associated with the Idaho jurisdiction was $60.9 million.  Deferred pension costs are expected to be amortized to expense to match the revenues received when contributions are recovered through rates.  Idaho Power only records a carrying charge on the unrecovered balance of cash contributions. In May 2011, the IPUC authorized Idaho Power to increase its annual recovery and amortization of deferred pension costs from $5.4 million to $17.1 million. The primary impact of pension contributions is on timing of cash flows, as cost recovery lags behind the timing of contributions.

Contractual Obligations

The following table presents IDACORP’s and Idaho Power’s contractual cash obligations for the respective periods in which they are due:

	Payments Due by Period
	Total	2015	2016-2017	2018-2019	Thereafter
	(millions of dollars)
Long-term debt(1)	$1,618	$1	$2	$220	$1,395
Future interest payments(2)	1,249	81	161	151	856
Operating leases(3)	18	—	2	2	14
Purchase obligations:
Cogeneration and small power production	5,143	181	419	479	4,064
Fuel supply agreements	235	64	84	19	68
Purchased power & transmission(4)	21	6	9	2	4
Other(5)	211	74	42	29	66
Pension and postretirement benefit plans(6)	198	8	51	97	42
Other long-term liabilities	1	—	1	—	—
Total	$8,694	$415	$771	$999	$6,509
(1) For additional information, see Note 4 – “Long-Term Debt” to the consolidated financial statements included in this report.
(2) Future interest payments are calculated based on the assumption that all debt is outstanding until maturity.  For debt instruments with variable rates, interest is calculated for all future periods using the rates in effect at December 31, 2014.

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

(5) Approximately $122 million of the amounts in other purchase obligations are contracts that do not specify terms related to expiration.  As these contracts are presumed to continue indefinitely, 10 years of information, estimated based on current contract terms, has been included in the table for presentation purposes. Other purchase obligations also includes Idaho Power's estimated proportionate funding obligation for goods and services under non-fuel purchase agreements at its jointly owned generation facilities. In some instances, Idaho Power is not a direct party to an underlying purchase agreement, but is obligated under the instruments governing the joint ventures to reimburse the co-owner for payments the co-owner makes pursuant to the purchase agreement. Those estimated amounts have been included in the table above.

(6) Idaho Power estimates pension contributions based on actuarial data. As of the date of this report, Idaho Power cannot estimate pension contributions beyond 2019 with any level of precision, and amounts through 2019 are estimates only and are subject to change. For more information on pension and postretirement plans, refer to Note 11 – "Benefit Plans" to the consolidated financial statements included in this report.

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

In January 2012, IDACORP's board of directors voted to increase the quarterly dividend from $0.30 to $0.33 per share of IDACORP common stock. In September of 2012, 2013, and 2014, IDACORP's board of directors voted to increase the quarterly dividend to $0.38 per share, $0.43 per share, and $0.47 per share of IDACORP common stock, respectively.

For additional information relating to IDACORP and Idaho Power dividends, including restrictions on IDACORP’s and Idaho Power’s payment of dividends, see Note 6 – “Common Stock” to the consolidated financial statements included in this report.

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

Idaho Power is also actively monitoring various environmental regulations that may have a significant impact on its future operations. Given uncertainties regarding the outcome, timing, and compliance plans for these environmental matters, Idaho Power is unable to determine the financial impact of potential new regulations but does believe that future capital investment for infrastructure and modifications to its electric generating facilities to comply with these regulations could be significant.

Off-Balance Sheet Arrangements

Through a self-bonding mechanism, Idaho Power guarantees its portion of reclamation activities and obligations at BCC, of which IERCo owns a one-third interest. This guarantee, which is renewed annually with the Wyoming Department of Environmental Quality, was $70 million at December 31, 2014, representing IERCo's one-third share of BCC's total reclamation obligation of $209 million. BCC has a reclamation trust fund set aside specifically for the purpose of paying these reclamation costs. At December 31, 2014, the value of the reclamation trust fund totaled $67 million. During 2014, the reclamation trust fund distributed approximately $13 million for reclamation activity costs associated with the BCC surface mine. BCC periodically assesses the adequacy of the reclamation trust fund and its estimate of future reclamation costs. To ensure that the reclamation trust fund maintains adequate reserves, BCC has the ability to add a per-ton surcharge to coal sales. Starting in 2010, BCC began applying a nominal surcharge to coal sales in order to maintain adequate reserves in the reclamation trust fund. Because of the existence of the fund and the ability to apply a per-ton surcharge, the estimated fair value of this guarantee is minimal.

REGULATORY MATTERS

Introduction

Idaho Power's need for rate relief and the development of rate case plans take into consideration short-term and long-term needs, as well as specific factors that can affect the timing of rate filings. Such factors include, among other things, in-service dates of major capital investments, the timing of changes in major revenue and expense items, and customer growth rates. Idaho Power filed general rate cases in Idaho and Oregon during 2011, as well as a single-issue rate case for the Langley Gulch power plant in Idaho and Oregon in 2012. These significant rate cases resulted in the resetting of base rates in both Idaho and Oregon during 2012.

Between general rate cases, Idaho Power relies upon power cost adjustment mechanisms, tariff riders, and other mechanisms to reduce regulatory lag, which refers to the period of time between making an investment or incurring an expense and recovering that investment or expense and earning a return. Management's focus on constructive regulatory outcomes in recent years has been targeted largely at general rate cases, regulatory settlement stipulations, and rate mechanisms. Going forward, Idaho Power will continue to assess its need for general rate relief in consideration of the factors described above. As of the date of this report Idaho Power does not anticipate filing an application for a general rate change in Idaho or Oregon during 2015.

Idaho and Oregon Significant Regulatory Developments

Included in the table below are notable regulatory developments during 2012, 2013, and 2014 that affected Idaho Power's results for the periods. Also refer to Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report for a description of the applicable regulatory mechanism and associated orders of the IPUC and OPUC, which should be read in conjunction with the discussion of regulatory matters in this MD&A.

Description	Effective Date	Estimated Annualized Revenue Impact (millions)(1)
Oregon general rate case settlement - 2012 stipulation	3/1/2012	$2
2012 Idaho PCA(2)(3)	6/1/2012	16
Idaho - Boardman power plant cost recovery	6/1/2012	1
Idaho depreciation rate for non-AMI meters	6/1/2012	(11)
Idaho depreciation update (other than non-AMI meters and Boardman plant)	6/1/2012	(1)
2012 Idaho FCA(2)	6/1/2012	1
2012 Oregon APCU(2)	6/1/2012	2
Idaho - Langley Gulch power plant	7/1/2012	58
Oregon - Langley Gulch power plant	10/1/2012	3
2013 Idaho FCA(2)	6/1/2013	(1)
2013 Idaho PCA(2)(4)	6/1/2013	140
2013 Oregon APCU(2)	6/1/2013	3
2014 Idaho FCA(2)	6/1/2014	6
2014 Idaho PCA(2)(5)	6/1/2014	(88)
Transfer of power supply costs from the Idaho PCA mechanism to Idaho base rates(6)	6/1/2014	99
(1) The annual amount collected in rates is typically not recovered on a linear basis (i.e., 1/12th per month), and is instead recovered in proportion to general business sales volumes.
(2) The rate changes for the Idaho PCA and FCA are applicable only for one-year periods. Similarly, a portion of the rate changes from the Oregon APCU are applicable only for one-year periods.
(3) 2012 PCA rates reflect $27 million of Idaho customer revenue sharing related to 2011 financial results pursuant to an Idaho regulatory settlement stipulation, resulting in a net rate increase of $16 million.

(4) 2013 PCA rates reflect $7 million of Idaho revenue-sharing related to 2012 financial results pursuant to an IPUC order issued in 2013 under regulatory settlement agreements approved in January 2010 and December 2011. The $140 million increase in PCA rates includes the reduction in the PCA mechanism component of the revenue sharing amount from $27 million for the 2012 PCA to $7 million for the 2013 PCA.

(5) 2014 PCA rates reflect (a) the application of $20 million of surplus Idaho energy efficiency rider funds, (b) $8 million of customer revenue sharing for the year 2013 under a regulatory settlement agreement approved in December 2011, and (c) a $99 million shift in base net power supply expenses from recovery via the PCA mechanism to recovery through base rates.

(6) See footnote 5 above. Approval of the transfer of collection of specified power supply costs from the Idaho PCA mechanism to Idaho base rates resulted in no net change in customer rates.

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
On June 29, 2012, the IPUC issued an order approving a $58.1 million, or 6.83 percent, increase in annual Idaho-jurisdiction base rates, effective July 1, 2012, for recovery of Idaho Power's investment in the Langley Gulch power plant and associated costs. Neither of the IPUC's general rate change orders nor the December 2011 settlement stipulation specified an authorized rate of return on equity.

Since 2010, when Idaho Power's normalized level of net power supply expenses included in Idaho base rates last received a comprehensive review, many of the individual cost and revenue components of these "base level" net power supply expenses, which were being recovered through the Idaho PCA, changed significantly and permanently. The primary components that contributed to the increase in net power supply expenses are increased energy purchases pursuant to PURPA power purchase agreements, lower surplus energy sales revenue resulting from lower energy market prices, and the elimination of anticipated offsetting revenues from one special contract customer. In light of these permanent increases, on November 1, 2013, Idaho Power filed an application with the IPUC requesting an increase of approximately $106 million on a total-system basis in the normalized or “base level” power supply expense to be used to update base rates and in the determination of the PCA rate that would become effective June 1, 2014.  On March 21, 2014, the IPUC issued an order approving Idaho Power's application. This removed the Idaho-jurisdiction portion of those expenses ($99 million) from collection via the Idaho PCA mechanism and instead results in Idaho Power collecting that portion in base rates. Approval of the application resulted in no change in the aggregate amount collected through base rates and the PCA mechanism. However, the approved application will reduce the magnitude of any base rate increase requested by Idaho Power in its next general rate case application filed with the IPUC.

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

Idaho Regulatory Settlement Stipulations: In December 2011, the IPUC issued an order, separate from the then-pending Idaho general rate case proceeding, approving a settlement stipulation that allowed Idaho Power to, in certain circumstances, amortize additional ADITC if Idaho Power's actual Idaho ROE for 2012, 2013, or 2014 was less than 9.5 percent, to help achieve a 9.5 percent Idaho ROE for the applicable year. When Idaho Power's actual Idaho ROE for any of those years exceeded 10.0 percent, Idaho Power was required to share a portion of its Idaho-jurisdiction earnings with Idaho customers. As Idaho Power's 2012, 2013, and 2014 Idaho ROE exceeded 10.0 percent, Idaho Power did not amortize additional ADITC for those years, but instead shared earnings with customers. The amounts Idaho Power recorded for sharing for those years were as follows (in millions of dollars):

	2014	2013	2012
Additional pension expense funded through sharing	$16.7	$16.5	$14.6
Provision against current revenue as a result of sharing	8.0	7.6	7.2
Total	$24.7	$24.1	$21.8

In October 2014, the IPUC issued an order approving an extension, with modifications, of the terms of the December 2011 Idaho settlement stipulation for the period from 2015 through 2019, or until the terms are otherwise modified or terminated by order of the IPUC or the full $45 million of additional ADITC contemplated by the settlement stipulation has been amortized. The more specific terms and conditions of the December 2011 and October 2014 Idaho settlement stipulations are described in Note 3 - "Regulatory Matters - Idaho Regulatory Matters" to the consolidated financial statements included in this report. IDACORP and Idaho Power believe that the terms allowing amortization of additional ADITC in the October 2014 settlement stipulation provide the companies with a greater degree of earnings stability than would be possible without the terms of the stipulation in effect.

IPUC Review of Annual Rate Adjustment Mechanisms: On July 1, 2014, the IPUC opened a docket pursuant to which Idaho Power, the IPUC Staff, and other interested parties would further evaluate Idaho Power's application of the true-up component of the PCA mechanism and whether a deferral balance adjustment is appropriate. The docket arose from the IPUC's May 2014 PCA order, which noted that the IPUC Staff believed that Idaho Power's application of the true-up component introduces a line-

loss bias that inflated the true-up revenue it must collect by $14.2 million. The IPUC's docket was closed via an order issued by the IPUC on August 6, 2014, with no change to the PCA mechanism. Idaho Power has subsequently met with interested parties to explore approaches to increasing the accuracy of the actual cost recovery under the PCA mechanism, and discussions are ongoing.

Also on July 1, 2014, the IPUC opened a docket to allow Idaho Power, the IPUC Staff, and other interested parties to further evaluate the IPUC Staff's concerns regarding the application of the FCA. The FCA is designed to remove Idaho Power’s financial disincentive to invest in energy efficiency programs by separating (or decoupling) the recovery of fixed costs from the variable kilowatt-hour charge and linking it instead to a set amount per customer.  The FCA is adjusted each year to collect, or refund, the difference between the allowed fixed-cost recovery amount and the actual (weather-normalized) fixed costs recovered by Idaho Power during the year. Concerns cited by interested parties included the application of weather-normalization, the customer count methodology, the rate adjustment cap, cross-subsidization issues, and whether the FCA is in fact effectively removing Idaho Power's disincentive to aggressively pursue energy efficiency programs. Proceedings in the FCA docket, which remains open, could result in significant changes to the FCA.

Deferred (Accrued) Net Power Supply Costs

Deferred power supply costs represent certain differences between Idaho Power's actual net power supply costs and the costs included in its retail rates, the latter being based on annual forecasts of power supply costs. Deferred power supply costs are recorded on the balance sheets for future recovery or refund through customer rates. Idaho Power's PCA mechanisms in its Idaho and Oregon jurisdictions provide for annual adjustments to the rates charged to retail customers. The PCA mechanism and associated financial impacts are described in "Results of Operations" in this MD&A and in Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report.

Factors that have influenced significant PCA rate changes in recent years include year-to-year volatility in hydroelectric generation conditions, market energy prices and the volume of off-system sales, power purchase costs from renewable energy projects, and revenue sharing under Idaho regulatory settlement stipulations. From year to year, the factors that influence power supply costs can vary significantly, which can result in significant accruals and deferrals under the PCA mechanism.
For example, in May 2012 the IPUC issued an order approving a PCA rate increase of $15.9 million, after application of the revenue sharing amount required by the December 2011 Idaho regulatory settlement stipulation. By comparison, in May 2013 the IPUC issued an order authorizing a $140.4 million increase in PCA rates.

As noted above under "Resetting of Idaho Base Rates," in light of the existence of permanent increases in power supply costs, in March 2014 the IPUC issued an order approving Idaho Power's application requesting recovery of a portion of its ongoing power supply costs through base rates rather than through the Idaho PCA mechanism.

The table that follows summarizes the change in deferred net power supply costs over the prior two years:

	Idaho	Oregon(1)	Total
Balance at December 31, 2012	$34,571	$8,331	$42,902
Current period net power supply costs deferred	67,127	—	67,127
Revenue sharing liability applied to PCA true-up mechanism	(7,172)	—	(7,172)
Prior deferred costs amortized and recovered through rates	(9,728)	(2,224)	(11,952)
SO2 allowance and renewable energy certificate (REC) sales	(522)	(15)	(537)
Interest and other	567	519	1,086
Balance at December 31, 2013	84,843	6,611	91,454
Current period net power supply costs deferred	48,104	—	48,104
Revenue sharing and energy efficiency rider funds	(27,624)	—	(27,624)
Prior deferred costs amortized and recovered through rates	(48,489)	(2,210)	(50,699)
SO2 allowance and renewable energy certificate (REC) sales	(2,895)	(127)	(3,022)
Interest and other	573	403	976
Balance at December 31, 2014	$54,512	$4,677	$59,189
(1) Oregon power supply cost deferrals are subject to a statute that specifically limits rate amortizations of deferred costs to six percent of gross Oregon revenue per year (approximately $3 million).  Deferrals are amortized sequentially.

Relicensing of Hydroelectric Projects

Overview: Idaho Power, like other utilities that operate nonfederal hydroelectric projects on qualified waterways, obtains licenses for its hydroelectric projects from the FERC.  These licenses have a term of 30 to 50 years depending on the size, complexity, and cost of the project.  The expiration dates for the FERC licenses for each of the facilities are included in Part I - Item 2 - "Properties" in this report. Costs for the relicensing of Idaho Power's hydroelectric projects are recorded in construction work in progress until new multi-year licenses are issued by the FERC, at which time the charges are transferred to electric plant in service. Relicensing costs and costs related to new licenses will be submitted to regulators for recovery through the ratemaking process. Relicensing costs of $199 million for the HCC, Idaho Power's largest hydroelectric complex and a major relicensing effort, were included in construction work in progress at December 31, 2014. As of the date of this report, the IPUC authorizes Idaho Power to include in its Idaho jurisdiction rates approximately $6.5 million annually ($10.7 million grossed up for income taxes) of AFUDC relating to the HCC relicensing project. Collecting these amounts now will reduce the amount collected in the future once the HCC relicensing costs are approved for recovery in base rates. As of December 31, 2014, Idaho Power's regulatory liability for collection of AFUDC relating to the HCC was $73 million. In addition to the discussion below, see "Environmental Matters" in this MD&A for a discussion of environmental compliance under FERC licenses for Idaho Power's hydroelectric generating plants.

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

Idaho Power continues to work with Idaho and Oregon in the development of measures to provide reasonable assurance that any discharges from the HCC will comply with applicable state water quality standards so that appropriate water quality certifications can be issued for the project, and continues to cooperate with the USFWS, NMFS, and the FERC in an effort to address ESA concerns. Idaho Power has begun the process for construction of new aerated runners at the Brownlee project (part of the HCC) at an estimated cost of $50 million. Other measures that have been proposed or considered have included modification of spillways at Brownlee and Hells Canyon to address total dissolved gas issues, and upstream watershed improvements or the installation of a temperature control structure to address water temperatures during a small portion of the year. If Idaho Power is required to take these or other additional measures to satisfy relicensing requirements, it could add substantially to project costs. Idaho Power continues to work with the Oregon and Idaho Departments of Environmental Quality on the water quality certification issue and the water quality measures that will be required to obtain 401 certification. As of the date of this report, Idaho Power is unable to predict the timing of issuance by the FERC of any license order or the ultimate capital investment and ongoing operating and maintenance costs Idaho Power will incur in complying with any new license.

Renewable Energy Standards and Contracts

Renewable Portfolio Standards: Numerous proponents have introduced legislation in the U.S. Congress that would require electric utilities to obtain a specified percentage of their electricity from renewable sources, commonly referred to as a "renewable portfolio standard" or "RPS." However, as of the date of this report no federal or State of Idaho RPS is in effect.  Idaho Power will be required to comply with a 10-percent RPS in Oregon beginning in 2025, and Idaho Power expects to meet this requirement with RECs obtained from the purchase of power from the Elkhorn Valley wind project.  Idaho Power continues to monitor proposed federal RPS legislation and the possibility of additional state RPS legislation.

Pursuant to an IPUC order, Idaho Power is selling its near-term RECs and returning to customers their share (shared 95% with customers in the Idaho jurisdiction) of those proceeds through the PCA.  For the years ended December 31, 2014 and 2013, Idaho Power's REC sales totaled $3.2 million and $0.6 million, respectively.  The comparative increase in REC sales resulted primarily from the execution of new REC purchase and sale agreements with third parties for sales during 2014. Idaho Power has sold all of its 2013 and earlier vintage RECs.  Idaho Power has sold a portion of its 2014 RECs and intends to continue selling its 2014 and later RECs as they are generated and become available for sale.

Were Idaho Power to be subject to additional RPS legislation, it may cease in full or in part the sale of RECs it receives, seek to obtain RECs from additional projects, generate RECs from any REC-generating facilities it owns or may be required to construct in light of an RPS, or purchase RECs in the market. Historically, Idaho Power has generally not received the RECs associated with PURPA projects. However, an order issued by the IPUC in December 2012, described below, provides that Idaho Power will own a portion of the RECs generated by some PURPA projects. The required purchase of additional RECs to meet RPS requirements would increase Idaho Power's costs, which Idaho Power expects would be wholly or largely passed on to customers through rates and the PCA mechanisms.

Renewable Energy Contracts and PURPA: Idaho Power purchases wind power from both cogeneration and small power production (CSPP) and non-CSPP facilities, including its largest non-CSPP wind power project -- the Elkhorn Valley wind project with a 101 MW nameplate capacity. As of December 31, 2014, Idaho Power had contracts to purchase energy from on-line CSPP wind power projects with a combined nameplate rating of 577 MW and an additional 50 MW of CSPP wind power projects not on-line and scheduled to come on-line by year-end 2016.  In addition to its power purchase arrangements with wind power generators, Idaho Power has contracts for the purchase of power from other CSPP and non-CSPP renewable generation sources, such as biomass, solar, small hydroelectric projects, and two geothermal projects. Recently, Idaho Power has received numerous requests for proposed power purchase contracts from developers of a number of potential solar power projects. As of December 31, 2014, Idaho Power had contracts to purchase energy from solar projects not yet on-line for a total of 461 MW. All of these solar projects have estimated on-line dates no later than year-end 2016. The following tables sets forth, as of December 31, 2014, the number and nameplate capacity of Idaho Power's signed CSPP-related agreements. These agreements have original contract terms ranging from one to 35 years.

Status	Number of CSPP Contracts	Nameplate Capacity (MW)
On-line as of December 31, 2014	105	781
Contracted and projected to come on-line by June 1, 2017	28	521

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

Most recently, in light of the volume of intermittent generation Idaho Power is required to purchase pursuant to existing PURPA power purchase agreements and the substantial increase in volume of proposed new solar generation facilities seeking power purchase agreements with Idaho Power, on January 30, 2015, Idaho Power filed an application with the IPUC requesting that the IPUC issue an order directing that the maximum required term for prospective PURPA power purchase agreements be reduced from 20 years to two years. In its application, Idaho Power stated that the requested modification to terms of PURPA energy purchases is necessary to prevent harm to Idaho Power's customers that may result from entering into additional long-term, fixed-rate purchase agreements when Idaho Power predicts that there is no need for new generation capacity through 2021. On February 6, 2015, the IPUC issued an order reducing the maximum contract term of future PURPA power purchase agreements from 20 years to five years during the pendency of the proceedings.

ENVIRONMENTAL MATTERS

Overview

Idaho Power is subject to a broad range of federal, state, regional, and local laws and regulations designed to protect, restore, and enhance the environment, including the Clean Air Act (CAA), the Clean Water Act, the Resource Conservation and Recovery Act, the Toxic Substances Control Act, the Comprehensive Environmental Response, Compensation and Liability Act, and the ESA, among other laws. Current and pending environmental legislation relates to, among other issues, climate change, greenhouse gas, mercury and other emissions, air quality, hazardous wastes, polychlorinated biphenyls (PCBs), and threatened and endangered species. These laws are administered by a number of federal, state, and local agencies. In addition to imposing continuing compliance obligations and associated costs, these laws and regulations provide authority to regulators to levy substantial penalties for noncompliance, injunctive relief, and other sanctions. Idaho Power's three co-owned coal-fired power plants and three natural gas-fired combustion turbine power plants are subject to many of these regulations. Idaho Power's 17 hydroelectric projects are also further subject to a number of water discharge standards and other environmental requirements.

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

Current and future environmental laws and regulations will increase the cost of operating coal-fired power plants and constructing new facilities, in large part as a result of the installation of additional pollution control devices at existing generating plants. The cost of additional pollution control equipment could cause Idaho Power to discontinue the operation of one or more coal-fired plants, where those costs are substantial and cause operation of the plant to become uneconomical. In connection with its IRP process, Idaho Power has conducted cost studies and scenario analysis to assess the potential future investments necessary for the continued operation of the Jim Bridger and North Valmy coal generation facilities, in light of the environmental laws and regulations impacting the costs of operating those plants. The results of that study are discussed in Part I, Item 1 - "Business - Utility Operations - Environmental Regulation and Costs."

In addition to increasing costs generally, these environmental laws and regulations could affect IDACORP's and Idaho Power's results of operations and financial condition if the costs associated with these environmental requirements and early plant retirements cannot be fully recovered in rates on a timely basis. Part I, Item 1 - “Business - Utility Operations - Environmental

Regulation and Costs” in this report includes a summary of Idaho Power's expected capital and operating expenditures for environmental matters during the period from 2015 to 2017. Given the uncertainty of future environmental regulations and technological advances, Idaho Power is unable to predict its environmental-related expenditures beyond 2017, though they could be substantial.

Endangered Species and Fisheries Matters

Overview: The listing of a species of fish, wildlife, or plants as threatened or endangered under the ESA may have an adverse impact on Idaho Power's ability to construct generation, transmission, or distribution facilities or relicense or operate its hydroelectric facilities. When a species is added to the federal list of threatened and endangered species, it is protected from “take,” which is defined to include harming the species. The ESA directs that, concurrent with a designation of a threatened or endangered species, and where prudent and determinable, the applicable agency also designate “any habitat of such species which is then considered to be critical habitat.” The ESA also provides that each federal agency shall ensure that any action they authorize, fund, or carry out is not likely to jeopardize the continued existence of a listed species or result in the destruction or adverse modification of its critical habitat. If an action is determined to result in adverse modification of critical habitat, the federal action agency must adopt changes to the proposed action to avoid such adverse modification. These changes are often quite extensive and can affect the size, scope and even the feasibility of a project moving forward. In May 2014, the USFWS and the NMFS proposed a set of regulatory changes and policies relating to critical habitat and adverse modification determinations. Taken as a whole, Idaho Power believes that the proposed changes could result in the applicable agencies having greater authority in making broad-scale designations of critical habitat and could increase the likelihood of adverse modification determinations.

The construction of generation, transmission, or distribution facilities and the relicensing of Idaho Power's hydroelectric projects can be federally authorized actions that fall under the ESA. There are a number of threatened or endangered species within Idaho Power's service area and within or near proposed transmission line routes. Further, there are a number of ESA-listed fish and other aquatic species located in waterways in which Idaho Power has hydroelectric facilities, including fall Chinook salmon, bull trout, Bliss Rapids snail, and Snake River physa snail. To date, efforts to protect these and other listed species have not significantly affected generation levels or operating costs at any of Idaho Power's hydroelectric facilities. However, the ongoing relicensing of the HCC presents endangered species and fisheries issues that may require generation or other operational adjustments. These adjustments may reduce the generation output or capital or operating costs of the plants, potentially causing Idaho Power to rely on more expensive sources for power generation or market purchases.

ESA Issues Related to Specific Species:

Slickspot Peppergrass:  This southwestern Idaho plant species was listed as threatened by the USFWS in 2009.  In May 2011, the USFWS issued a proposed rule to designate critical habitat for the slickspot peppergrass and proposed to designate approximately 58,000 acres of critical habitat in four southeast Idaho counties. Most of the species is located on federal land owned by the BLM and the U.S. Department of Defense. The BLM is currently treating the species as a proposed species under the ESA and will confer with the USFWS until a final decision is made. Parts of the Boardman-to-Hemingway and Gateway West 500-kV transmission lines will cross BLM land upon which this species is located.  The listing of the slickspot peppergrass would require that Idaho Power, as one of the project developers, engage in an ESA Section 7 consultation with the USFWS, which would increase the cost of the transmission projects and potentially delay the receipt of a permit for construction.

Greater Sage Grouse: The greater sage grouse is considered a “candidate species” under the ESA, which allows land management agencies to implement additional conservation measures.  In March 2010, the USFWS announced that listing of the greater sage grouse as threatened or endangered under the ESA is warranted but precluded by higher priority listing actions.  In February 2012, a federal district court in Idaho denied a request to expedite the listing of the greater sage grouse under the ESA. As a result, the USFWS has until September 30, 2015 to make a final listing determination under the ESA. Also in February 2012, the same court issued an order holding that the BLM had violated the National Environmental Policy Act and other federal laws in connection with the granting of livestock grazing permit renewals in sage grouse habitat. Due to the presence of sage grouse in the vicinity of the Boardman-to-Hemingway and Gateway West 500-kV transmission lines, siting of these projects has required more extensive, costly, and time consuming evaluation, permitting, and engineering.   In the event the USFWS lists the greater sage grouse as threatened or endangered, federal agencies that may authorize rights-of-way to Idaho Power, as one of the project developers, would be required to conduct a Section 7 consultation under the ESA for these transmission projects. Any required additional conservation measures may impact the timing and feasibility of siting, permitting, and constructing the Boardman-to-Hemingway and Gateway West transmission lines and other projects.

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

ESA Issues Related to Specific Projects:

Hells Canyon Relicensing Project:  In 2007, the FERC requested initiation of formal consultation under the ESA with the NMFS and the USFWS regarding potential effects of HCC relicensing on several listed aquatic and terrestrial species.  Formal consultation has yet to be initiated and the NMFS and the USFWS continue to gather and consider information relative to the effects of relicensing on relevant ESA listed species.  Idaho Power continues to cooperate with the USFWS, the NMFS, and the FERC in an effort to address ESA concerns.  In December 2004, Idaho Power and eleven other parties, including NMFS and the USFWS, entered into an interim agreement that addresses the effects of the ongoing operations of the HCC on ESA listed species pending the relicensing of the project. At the conclusion of formal consultation and with the issuance of biological opinions by the NMFS and the USFWS and an operating license by the FERC, Idaho Power may be required to implement additional measures or further modify or adjust operations to comply with Section 7 of the ESA.  The issuance of a final biological opinion during 2015 is unlikely.

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

•
extreme weather events could increase service interruptions, outages, maintenance costs, and the need for additional backup systems, and can affect the supply of, and demand for, electricity and natural gas, which may impact the price of those and other commodities;

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

Federal and state regulations pertaining to GHG emissions under the CAA, including a proposed rule issued by the U.S. Environmental Protection Agency (EPA) under Section 111(d) of the CAA, could raise uncertainty about the future viability of fossil fuels, specifically coal, as an economical energy source for new and existing electric generation facilities because many new technologies for reducing CO2 emissions from coal, including carbon capture and storage, are still in the development stage and are not yet proven.  Stringent emissions standards could result in significant increases in capital expenditures and operating costs, which may accelerate the retirement of coal-fired units and create power system reliability issues. Due in part to the uncertainty of future GHG regulations, in its 2011 and 2013 IRPs Idaho Power did not include any new conventional coal resources in its resource portfolios.  While it is not yet possible to determine the requirements of the final rule, in its 2015 IRP Idaho Power expects to include planning scenarios that take into account potential provisions of Rule 111(d) under the CAA.

A variety of factors contribute to the financial, regulatory, and logistical uncertainties related to GHG reductions, including the specific GHG emissions limits, the timing of implementation of these limits, the level of emissions allowances allocated and the level that must be purchased, the purchase price of emissions allowances, the development and commercial availability of technologies for renewable energy and for the reduction of emissions, the degree to which offsets may be used for compliance, provisions for cost containment (if any), the impact on coal and natural gas prices, and cost recovery through rates.  Accordingly, Idaho Power cannot predict the effect on its results of operations, financial position, or cash flows of any GHG emission or other climate change requirements that may be adopted, although the costs to implement and comply with any such requirements could be substantial. A more detailed discussion of legislative and regulatory developments related to climate change follows.

National GHG Initiatives; Proposed Rule Under CAA Section 111(d): There is concern both nationally and internationally about climate change and the possible contribution of GHG emissions to climate change. The EPA has become increasingly active in the regulation of GHGs. The EPA's endangerment finding in 2009 that GHGs threaten public health and welfare resulted in the enactment of a series of EPA regulations to address GHG emissions. The EPA has issued final rules regulating GHG emissions under the New Source Review (NSR)/Prevention of Significant Deterioration (PSD) and Title V Operating Permit programs under the CAA.  Specifically, in May 2010 the EPA issued the “Tailoring Rule,” which set thresholds for GHG emissions that define when permits are required for new and existing industrial facilities. The final rule “tailors” the requirements of these CAA permitting programs to limit which facilities will be required to obtain PSD and Title V permits. Additionally, in December 2010 the EPA issued a series of final regulations for GHG emissions designed to ensure that industrial facilities can obtain CAA permits for GHG emissions, and that facilities emitting GHGs at levels below those established in the Tailoring Rule do not need federal CAA permits. The first phase of the rules took effect in January 2011 and required imposition of "best available control technology" for GHG emissions if a new major source or modification of an existing major source is projected to result in GHG emissions of at least 75,000 tons per year (CO2 equivalent).  In addition, Title V permit renewals or modifications for existing major sources must include applicable requirements relating to GHGs. While the rules are complex, Idaho Power believes that its owned and co-owned generation plants are, as of the date of this report, in compliance with the GHG Tailoring Rule.

On June 2, 2014, the EPA released, under Section 111(d) of the CAA, a proposed rule for addressing GHG emissions from existing fossil fuel-fired electric generating units (EGUs). According to the EPA, the rule is designed to achieve a 30 percent reduction in CO2 emissions from the power sector. The proposal has two main elements: (1) state-specific emission rate-based CO2 goals and (2) guidelines for the development, submission, and implementation of state plans. The EPA used 2012 as the baseline when calculating the state-specific emission rate goals. While the proposal lays out state-specific CO2 goals that each state is required to meet, it does not prescribe how a state should meet its goal. Under the proposal, each state may seek to do so alone or may seek to collaborate with other states on multi-state plans.

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

The EPA's proposal requires that states meet their goal by 2030, with periodic reports to the EPA starting in 2022. The proposal also provides for states meeting interim goals from 2020 to 2029. The EPA has stated that it expects to finalize the rulemaking by mid-summer 2015. State implementation plans would be due by June 30, 2016, subject to extension for portions of the plan to June 30, 2017 for state plans or June 30, 2018 for multi-state plans, under certain circumstances.

Idaho Power has analyzed the proposed rule and is participating in state, regional, and national forums that are seeking to address the potential financial and operational impacts of the proposal and identify the means by which states may seek to achieve compliance. Because the rule is premised on state implementation plans, the terms of which Idaho Power does not control, as of the date of this report Idaho Power is unable to determine the financial or operational impacts of the proposed rule, if it were to be adopted as proposed.

State and Regional GHG Initiatives: On a regional level, there are a number of initiatives, including the Western Regional Climate Action Initiative, considering market-based mechanisms to reduce GHG emissions. Separately, in August 2007 the Oregon legislature enacted legislation setting goals of reducing GHG levels to 10 percent below 1990 levels by 2020 and at least 75 percent below 1990 levels by 2050.  Oregon imposes GHG emission reporting requirements on facilities emitting 2,500 metric tons or more of CO2 equivalent annually. The Boardman coal-fired power plant located in Oregon, in which Idaho

Power is a 10-percent owner, is subject to and in compliance with Oregon's GHG reporting requirements and is scheduled to cease coal-fired operations in 2020.

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

Idaho Power's Voluntary GHG Reduction Initiatives: Despite the current absence of a national mandatory GHG reduction program, Idaho Power is engaged in voluntary GHG emissions intensity reduction efforts.  Also, Idaho Power has voluntarily submitted information to the Carbon Disclosure Project, an independent, not-for-profit organization that claims the largest database of corporate climate change information in the world.  Information on Idaho Power’s emission intensity is included in Part I, Item 1 - “Business - Environmental Regulation and Costs” in this report. In 2013, Idaho Power and Ida-West together ranked as the 38th lowest emitter of CO2 per MWh produced and the 36th lowest emitter of CO2 by tons of emissions among the nation's 100 largest electricity producers, according to the May 2014 Benchmarking Air Emissions of the 100 Largest Electric Power Producers in the United States, based on 2012 generation and emissions data.  This report is the product of a collaborative effort among Ceres, Bank of America, four power producers, and the Natural Resources Defense Council.

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

Final MATS Implementation: Several regulatory programs developed under the CAA impact Idaho Power. The CAA requires the EPA to develop industry-based standards to control emissions of hazardous air pollutants (HAPs). In February 2012, the EPA issued the final MATS rule to control emissions of mercury and other HAPs from coal- and oil-fired EGUs under the CAA. Additionally, in March 2013, the EPA issued a notice by which it finalized its MATS with regard to all pending issues except for the shutdown and startup of plants, in light of a number of requests for reconsideration that were filed by the electric utility industry. The notice revised the mercury emissions standard originally proposed in the February 2012 rule to make the mercury emission standard less stringent. The final rule took effect in April 2013. The compliance deadline for the new MATS has been established as April 2015. While the new MATS only applies to EGUs constructed in the future, and as a result Idaho Power does not expect the new standards to impact its existing generation facilities, the new MATS would impact the nature and extent of environmental controls to be installed on new EGUs, and thus would likely increase the cost of constructing new EGUs.

National Ambient Air Quality Standards: The CAA requires the EPA to set ambient air quality standards for six "criteria" pollutants considered harmful to public health and the environment. These six pollutants are carbon monoxide, lead, ozone, particulate matter, nitrogen dioxide, and sulfur dioxide. States are then required to develop emission reduction strategies through State Implementation Plans, or SIPs, based on attainment of these ambient air quality standards. Recent developments related to certain of those items relevant to Idaho Power include the following:

•
Particular Matter (PM2.5). In 1997, the EPA adopted NAAQS for fine particulate matter of less than 2.5 micrometers in diameter (PM2.5 standard), setting an annual limit of 15 micrograms per cubic meter (µg/m3), calculated as a three-year average.  In 2006, the EPA adopted a 24-hour NAAQS for PM2.5. of 35 µg/m3. All of the counties in Idaho, Nevada, Oregon, and Wyoming in which Idaho Power's power plants are located have been designated as "attainment" with these PM2.5 standards. However, in December 2012, the EPA released final revisions to the PM2.5 NAAQS. The revised annual standard is 12 µg/m3, calculated as a three-year average. The EPA retained the existing 24-hour standard of 35 µg/m3. On December 18, 2014, the EPA issued final area designations for the 2012 PM2.5 NAAQS, with the states of Wyoming, Nevada, and Oregon and all Idaho counties within Idaho Power's service area receiving attainment designations.

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

•
Ozone. In late 2014, the EPA issued a proposed rule that would update the ozone standard under the CAA, from 75 parts per billion over an eight-hour period to 65 to 70 parts per billion over an eight-hour period. Under the proposed rule, the EPA would make attainment and non-attainment designations for any revised standards by October 2017, with states having until 2020 to late 2037 to meet the proposed standard, with attainment dates varying based on the ozone level in the area. The designation of an area as non-attainment, and SIPs implemented in order to reach attainment, could make the construction of new power generation plants, and operation of existing generation plants, more difficult or costly.

Because the EPA has not yet completed the designation of areas as attaining or not attaining the NAAQS for NOx, SO2, and ozone, Idaho Power is unable to predict what impact the adoption and implementation of these standards may have on its operations, though it does expect at least some increases in capital and operating costs from the standards.

Regional Haze Rules: In accordance with federal regional haze rules under the CAA, coal-fired utility boilers are subject to regional haze - best available retrofit technology (RH BART) if they were built between 1962 and 1977 and affect any "Class I" (wilderness) areas. This includes all four units at the Jim Bridger and the Boardman coal-fired plants.

Jim Bridger Plant: In December 2009, the Wyoming Department of Environmental Quality (WDEQ) issued a RH BART permit to PacifiCorp as the operator of the Jim Bridger plant. As part of the WDEQ's long term strategy for regional haze, the permit requires that PacifiCorp install SCR equipment for NOx control at Jim Bridger units 3 and 4 by December 31, 2015 and December 31, 2016, respectively, and submit an application by December 31, 2017 to install add-on NOx controls at Jim Bridger unit 2 by 2021 and unit 1 by 2022. In November 2010, PacifiCorp and the WDEQ signed a settlement agreement under which PacifiCorp agreed to the timing and nature of the controls. The settlement agreement was conditioned on the EPA ultimately approving those portions of the Wyoming Regional Haze SIP that are consistent with the terms of the settlement agreement. On January 10, 2014, the EPA approved Wyoming's Regional Haze SIP as to the Jim Bridger plant, with the NOx control compliance dates set forth in the settlement agreement. Several interested parties have appealed the EPA's decisions on Wyoming's RH SIP on various grounds. Idaho Power has not appealed the EPA's decisions but has intervened in the proceedings to participate if and to the extent the Jim Bridger plant could be affected.

Boardman Plant: Following the introduction of various plans and an extensive public process, in December 2010 the Oregon Environmental Quality Commission (OEQC) approved a plan to cease coal-fired operations at the Boardman power plant no later than December 31, 2020. The rules implementing the plan require the installation of a number of emissions controls and repeal the OEQC's 2009 BART rule, which would have allowed continued operation of the Boardman plant through at least 2040 with installation of a more extensive suite of emissions controls. Idaho Power's share of the capital cost of the required controls under the plan approved by the OEQC for controlling mercury, NOx, and SO2 was approximately $6 million.

New Source Review / Prevention of Significant Deterioration: NSR/PSD is a pre-construction permitting program that requires a stationary source of air pollution to obtain a permit before beginning construction. The purpose of the program is to ensure that air quality is not significantly degraded by the addition of new and modified facilities, industrial boilers, and power plants. Under current NSR provisions of the CAA, any facility that emits regulated pollutants is required to obtain a permit from the EPA or a state regulatory equivalent before beginning the construction of a stationary source that will emit regulated pollutants, or before modifying an existing stationary source that will increase its emission levels. Since 1999, the EPA and the U.S. Department of Justice have been pursuing a national enforcement initiative focused on the compliance status of coal-fired power plants with the NSR permitting requirements and NSPS under the CAA.  This initiative has resulted in both enforcement litigation and significant settlements with a large number of public utilities and other owners of coal-fired power plants across the country.  As part of an industry-wide assessment of compliance with NSR and NSPS, EPA has sought information from a number of utilities regarding their coal-fired generating facilities. In 2003, the EPA sent information requests pursuant to the CAA to the Jim Bridger plant, seeking information relevant to NSR and NSPS compliance. Additional requests were received by the Boardman plant in 2008, with a follow up request for information in 2009 and by the Valmy plant in 2009.  In September 2010, the EPA issued a Notice of Violation to Portland General Electric Company, the operator of the Boardman plant, alleging that Portland General Electric Company violated the NSPS under Section 111 of the CAA and operating permit requirements under Title V of the CAA at the Boardman coal-fired plant as a result of certain modifications made to the plant in 1998 and 2004. To date, the EPA has not taken action on the Notice of Violation, and a related private lawsuit under the CAA was settled in 2011.

Regulation of Coal Combustion Residuals (CCRs)

The Resource Conservation and Recovery Act (RCRA) is a federal statute regulating the generation, treatment, storage, and disposal of solid and hazardous wastes. In December 2008, the breach of a dike at the Tennessee Valley Authority's Kingston Station resulted in a spill of several million cubic yards of ash into a nearby river and onto private properties.  In response, in June 2010 the EPA proposed regulations governing the disposal and management of CCRs, which are regulated under the RCRA.  In December 2014, the EPA signed a final rule for the disposal of CCRs. The rule establishes structural integrity design criteria and requires that owners and operators periodically conduct a number of structural integrity related assessments and install monitoring apparatus. The final rule also imposes location restrictions on impoundments, requires the closure of impoundments that cannot meet the location restrictions, imposes liner design criteria and operating requirements, and imposes certain record keeping and notification requirements. Additionally, the EPA's rule imposes obligations associated with the closure of CCR impoundments. As of the date of this report, Idaho Power and its co-owners of coal-fired units are performing engineering and cost studies to determine the financial and operational impact of the rule. The rule becomes effective in 2015. Upon completion of engineering and cost studies, Idaho Power plans to incorporate any impact of this rule into its estimates of asset retirement obligations associated with coal ash disposal facilities at its coal plants.

Regulation of Polychlorinated Biphenyls

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

Effluent Limitation Guidelines and Standards: In June 2013, the EPA issued proposed rulemaking to revise the technology-based effluent limitation guidelines and standards under the CWA for water discharged from steam electric power plants, which includes coal-fired plants. The proposed rule would establish new or additional requirements for wastewater streams from a number of processes associated with steam electric power generation. The EPA has stated that more than half of coal-fired plants in the United States would be in compliance with the proposed rules without incurring any additional cost, and stated that its cost analysis shows very small effects on the electric power market. Idaho Power has conducted a preliminary analysis based on the proposed rule and as of the date of this report does not anticipate that the proposed rule would materially affect Idaho Power’s operations or financial condition, but the company expects to conduct an additional assessment when and if final rules are issued.

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

Idaho Power has determined that it meets these conditions, and its financial statements reflect the effects of the different rate-making principles followed by the jurisdictions regulating Idaho Power.  The primary effect of this policy is that Idaho Power had recorded $1.2 billion of regulatory assets and $402 million of regulatory liabilities at December 31, 2014.  Idaho Power expects to recover these regulatory assets from customers through rates and refund these regulatory liabilities to customers through rates, but recovery or refund is subject to final review by the regulatory bodies.  If future recovery or refund of these amounts ceases to be probable, or if Idaho Power determines that it no longer meets the criteria for applying regulatory accounting, or if accounting rules change to no longer provide for regulatory assets and liabilities, Idaho Power could be required to eliminate those regulatory assets or liabilities.  Either circumstance could have a material effect on Idaho Power’s financial condition or results of operations.

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

The assumed discount rate is based on reviews of market yields on high-quality corporate debt.  Specifically, IDACORP and Idaho Power determined the discount rate for each plan through the construction of hypothetical portfolios of bonds selected from high-quality corporate bonds available as of December 31, 2014, with maturities matching the projected cash outflows of the plans.  Based on the results of this analysis, the discount rate used to calculate the 2015 pension expense will be decreased to 4.25 percent from the 5.20 percent used in 2014.

Rate-of-return projections for plan assets are based on historical risk/return relationships among asset classes.  The primary measure is the historical risk premium each asset class has delivered versus the yield on the Moody's AA Corporate Bond Index.  This historical risk premium is then added to the current yield on the Moody's AA Corporate Bond Index, and Idaho Power believes the result provides a reasonable prediction of future investment performance.  Additional analysis is performed to measure the expected range of returns, as well as worst-case and best-case scenarios.  Based on the current interest rate environment, current rate-of-return expectations are lower than the nominal returns generated over the past 20 years when interest rates were generally much higher.  The long-term rate of return used to calculate the 2015 pension expense will be decreased to 7.5 percent from 7.75 percent for 2014.

Gross net periodic pension and other postretirement benefit cost for these plans totaled $32 million, $55 million, and $51 million for the years ended December 31, 2014, 2013, and 2012, respectively, including amounts deferred as regulatory assets (see discussion below) and amounts allocated to capitalized labor.  For 2015, gross pension and other postretirement benefit costs are expected to total approximately $54 million, which takes into account the changes in the assumed long-term rate of return and discount rate noted above.

Had different actuarial assumptions been used, pension expense could have varied significantly.  The following table reflects the sensitivities associated with changes in the discount rate and rate-of-return on plan assets actuarial assumptions on historical and future pension and postretirement expense:

	Discount rate		Rate of return
	2015	2014	2015	2014
	(millions of dollars)
Effect of 0.5% rate increase on net periodic benefit cost	$(7.2)	$(6.1)	$(2.9)	$(2.8)
Effect of 0.5% rate decrease on net periodic benefit cost	8.0	6.5	3.0	2.9

Additionally, a 0.5 percent increase in the plans' discount rates would have resulted in a $72 million decrease in the combined benefit obligations of the plans as of December 31, 2014. A 0.5 percent decrease in the plans' discount rates would have resulted in an $82 million increase in the combined benefit obligations of the plans as of December 31, 2014.

The IPUC has authorized Idaho Power to account for its defined benefit pension plan expense on a cash basis, and to defer and account for accrued pension expense as a regulatory asset.  The IPUC acknowledged that it is appropriate for Idaho Power to seek recovery in its revenue requirement of reasonable and prudently incurred pension expense based on actual cash contributions.  In 2007, Idaho Power began deferring pension expense to a regulatory asset account to be matched with revenue when future pension contributions are recovered through rates.  At December 31, 2014, a total of $64 million of expense was deferred as a regulatory asset.  Approximately $24 million is expected to be deferred in 2015.  Idaho Power recorded pension expense in 2014, 2013, and 2012 of $35 million, $36 million, and $34 million, respectively.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IDACORP and Idaho Power are exposed to market risks, including changes in interest rates, changes in commodity prices, credit risk, and equity price risk.  The following discussion summarizes these risks and the financial instruments, derivative instruments, and derivative commodity instruments sensitive to changes in interest rates, commodity prices, and equity prices that were held at December 31, 2014. IDACORP has not entered into any of these market-risk-sensitive instruments for trading purposes.

Interest Rate Risk

IDACORP and Idaho Power manage interest expense and short- and long-term liquidity through a combination of fixed rate and variable rate debt.  Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly-rated financial institutions may be used to achieve the desired combination.

Variable Rate Debt:  As of December 31, 2014, IDACORP and Idaho Power had $55.4 million and $24.1 million, respectively, in net floating rate debt. The fair market value of this debt was a respective $55.4 million and $24.1 million. Assuming no change in financial structure, if variable interest rates were to average one percentage point higher than the average rate on December 31, 2014, annual interest expense would increase and pre-tax earnings would decrease by approximately $0.5 million for IDACORP and $0.2 million for Idaho Power.

Fixed Rate Debt:  As of December 31, 2014, IDACORP and Idaho Power had $1.6 billion in fixed rate debt, with a fair market value equal to $1.8 billion.  These instruments are fixed rate and, therefore, do not expose the companies to a loss in earnings due to changes in market interest rates.  However, the fair value of these instruments would increase by approximately $220 million if market interest rates were to decline by one percentage point from their December 31, 2014 levels.

Commodity Price Risk

IDACORP's exposure to changes in commodity prices is related to Idaho Power's ongoing utility operations that produce electricity to meet the demand of its retail electric customers. These effects of changes in commodity prices on Idaho Power are mitigated in large part by Idaho Power's Idaho and Oregon PCA mechanisms. To supplement its generation resources and balance its supply of power with the demand of its retail customers, Idaho Power participates in the wholesale marketplace. These purchased power arrangements allow Idaho Power to respond to fluctuations in the demand for electricity and variability in generating plant operations.  Idaho Power also enters into arrangements for the purchase of fuel for natural gas and coal-fired generating plants.  These contracts for the purchase of power and fuel expose Idaho Power to commodity price risk.

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

The primary objectives of Idaho Power’s energy purchase and sale activity are to meet the demand of retail electric customers, to maintain appropriate physical reserves to ensure reliability, and to make economic use of temporary surpluses that may develop.  Idaho Power has adopted a risk management program, which has been reviewed and accepted by the IPUC, designed to reduce exposure to power supply cost-related uncertainty, further mitigating commodity price risk.  Idaho Power’s Energy Risk Management Policy (Policy) and associated standards implementing the Policy describe a collaborative process with customers and regulators via a committee called the Customer Advisory Group (CAG).  The Risk Management Committee (RMC), comprised of selected Idaho Power officers and other senior staff, oversees the risk management program.  The RMC is responsible for communicating the status of risk management activities to the Idaho Power Board of Directors and to the CAG, and Idaho Power’s Audit Committee is responsible for approving the Policy and associated standards.  The RMC is also responsible for conducting an ongoing general assessment of the appropriateness of Idaho Power’s strategies for energy risk management activities.  In its risk management process, Idaho Power considers both demand-side and supply-side options consistent with its IRP.  The primary tools for risk mitigation are physical and financial forward power transactions and fueling alternatives for utility-owned generation resources.  Idaho Power only engages in a nominal amount of trading activity for non-retail purposes.

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

The use of performance assurance collateral in the form of cash, letters of credit, or guarantees is common industry practice.  Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties.  As of December 31, 2014, Idaho Power had posted no performance assurance collateral.  Should Idaho Power experience a reduction in its credit rating on Idaho Power’s unsecured debt to below investment grade Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral.  Counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions.  Based upon Idaho Power’s energy and fuel portfolio and market conditions as of December 31, 2014, the amount of collateral that could be requested upon a downgrade to below investment grade was approximately $8.1 million.  To minimize capital requirements, Idaho Power actively monitors the portfolio exposure and the potential exposure to additional requests for performance assurance collateral calls through sensitivity analysis.

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

Equity Price Risk

IDACORP is exposed to price fluctuations in equity markets, primarily through Idaho Power's defined benefit pension plan assets, a mine reclamation trust fund owned by an equity-method investment of Idaho Power, and other equity security investments at Idaho Power.  The equity securities held by the pension plan and in such accounts are diversified to achieve broad market participation and reduce the impact of any single investment, sector, or geographic region. Idaho Power has established asset allocation targets for the pension plan holdings, which are described in Note 11 - "Benefit Plans" to the notes to the consolidated financial statements included in this report. A hypothetical 10 percent decrease in equity prices would result in an approximate $4.5 million decrease in the fair value of financial instruments that are classified as available-for-sale securities as of December 31, 2014.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

IDACORP, Inc.
Consolidated Statements of Income

	Year Ended December 31,
	2014	2013	2012
	(thousands of dollars except for per share amounts)
Operating Revenues:
Electric utility:
General business	$1,122,281	$1,101,728	$937,765
Off-system sales	77,165	54,473	61,534
Other revenues	79,205	86,897	77,426
Total electric utility revenues	1,278,651	1,243,098	1,076,725
Other	3,873	3,116	3,937
Total operating revenues	1,282,524	1,246,214	1,080,662

Operating Expenses:
Electric utility:
Purchased power	244,628	220,579	196,935
Fuel expense	201,241	214,482	159,413
Power cost adjustment	22,235	(39,537)	(61,090)
Other operations and maintenance	354,567	348,867	349,033
Energy efficiency programs	27,154	35,636	27,300
Depreciation	132,987	129,735	123,941
Taxes other than income taxes	31,748	30,561	30,489
Total electric utility expenses	1,014,560	940,323	826,021
Other	14,268	14,149	12,039
Total operating expenses	1,028,828	954,472	838,060
Operating Income	253,696	291,742	242,602
Allowance for Equity Funds Used During Construction	17,931	14,858	22,433
Earnings of Unconsolidated Equity-Method Investments	12,372	11,939	11,617
Other Income, Net	6,328	17,013	4,209
Interest Expense:
Interest on long-term debt	80,562	81,492	78,922
Other interest	7,703	7,203	6,876
Allowance for borrowed funds used during construction	(8,464)	(7,663)	(11,929)
Total interest expense, net	79,801	81,032	73,869
Income Before Income Taxes	210,526	254,520	206,992
Income Tax Expense	16,772	72,226	33,805
Net Income	193,754	182,294	173,187
Adjustment for (income) loss attributable to noncontrolling interests	(274)	123	(173)
Net Income Attributable to IDACORP, Inc.	$193,480	$182,417	$173,014
Weighted Average Common Shares Outstanding - Basic (000’s)	50,131	50,052	49,930
Weighted Average Common Shares Outstanding - Diluted (000’s)	50,199	50,126	50,010
Earnings Per Share of Common Stock:
Earnings Attributable to IDACORP, Inc. - Basic	$3.86	$3.64	$3.47
Earnings Attributable to IDACORP, Inc. - Diluted	$3.85	$3.64	$3.46

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2014	2013	2012
	(thousands of dollars)

Net Income	$193,754	$182,294	$173,187
Other Comprehensive Income:
Unrealized gains (losses) on securities:
Unrealized holding gains arising during the year, net of tax of $0, $1,894, and $1,006	—	2,951	1,567
Reclassification adjustment for gains included in net income, net of tax of $0, $4,550, and $0	—	(7,087)	—
Net unrealized (losses) gains	—	(4,136)	1,567
Unfunded pension liability adjustment, net of tax of $(4,881), $3,016, and ($4,532)	(7,605)	4,699	(7,061)
Total Comprehensive Income	186,149	182,857	167,693
Comprehensive (income) loss attributable to noncontrolling interests	(274)	123	(173)
Comprehensive Income Attributable to IDACORP, Inc.	$185,875	$182,980	$167,520

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Balance Sheets

	December 31,
	2014	2013
	(thousands of dollars)
Assets

Current Assets:
Cash and cash equivalents	$56,808	$78,162
Receivables:
Customer (net of allowance of $1,960 and $2,349, respectively)	79,083	97,873
Other (net of allowance of $144 and $153, respectively)	16,018	15,274
Income taxes receivable	11,867	156
Accrued unbilled revenues	56,270	63,507
Materials and supplies (at average cost)	55,404	53,643
Fuel stock (at average cost)	55,171	41,546
Prepayments	18,476	15,338
Deferred income taxes	42,359	46,874
Current regulatory assets	50,042	61,837
Other	603	2,401
Total current assets	442,101	476,611

Investments	165,424	159,072

Property, Plant and Equipment:
Utility plant in service	5,248,212	5,080,402
Accumulated provision for depreciation	(1,841,011)	(1,766,680)
Utility plant in service - net	3,407,201	3,313,722
Construction work in progress	401,930	327,000
Utility plant held for future use	7,090	7,090
Other property, net of accumulated depreciation	17,256	17,229
Property, plant and equipment - net	3,833,477	3,665,041

Other Assets:
American Falls and Milner water rights	13,698	15,803
Company-owned life insurance	23,893	22,037
Regulatory assets	1,192,345	978,234
Long-term receivables (net of allowance of $552 and $885, respectively)	6,317	4,811
Other	39,598	42,954
Total other assets	1,275,851	1,063,839

Total	$5,716,853	$5,364,563

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Balance Sheets

	December 31,
	2014	2013
	(thousands of dollars)
Liabilities and Equity

Current Liabilities:
Current maturities of long-term debt	$1,064	$1,064
Notes payable	31,300	54,750
Accounts payable	97,271	91,519
Taxes accrued	10,367	13,302
Interest accrued	22,630	22,764
Accrued compensation	43,774	38,510
Current regulatory liabilities	11,400	10,684
Other	23,975	17,779
Total current liabilities	241,781	250,372

Other Liabilities:
Deferred income taxes	1,065,290	969,593
Regulatory liabilities	390,207	375,873
Pension and other postretirement benefits	403,334	244,627
Other	44,238	54,100
Total other liabilities	1,903,069	1,644,193

Long-Term Debt	1,614,438	1,615,258

Commitments and Contingencies

Equity:
IDACORP, Inc. shareholders’ equity:
Common stock, no par value (shares authorized 120,000,000; 50,308,702 and 50,233,463 shares issued, respectively)	845,402	839,750
Retained earnings	1,132,237	1,027,461
Accumulated other comprehensive loss	(24,158)	(16,553)
Treasury stock (38,764 and 718 shares at cost, respectively)	(280)	(8)
Total IDACORP, Inc. shareholders’ equity	1,953,201	1,850,650
Noncontrolling interests	4,364	4,090
Total equity	1,957,565	1,854,740

Total	$5,716,853	$5,364,563

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2014	2013	2012
	(thousands of dollars)
Operating Activities:
Net income	$193,754	$182,294	$173,187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	137,088	133,776	128,611
Deferred income taxes and investment tax credits	19,163	65,568	33,985
Changes in regulatory assets and liabilities	32,135	(25,581)	(53,468)
Pension and postretirement benefit plan expense	44,627	45,907	45,230
Contributions to pension and postretirement benefit plans	(33,720)	(33,393)	(47,695)
Earnings of unconsolidated equity-method investments	(12,372)	(11,939)	(11,617)
Distributions from unconsolidated equity-method investments	5,261	17,526	18,546
Allowance for equity funds used during construction	(17,931)	(14,858)	(22,433)
Gain on sale of investments and assets	(193)	(11,678)	(202)
Other non-cash adjustments to net income, net	5,085	3,297	6,121
Change in:
Accounts receivable	20,433	(29,557)	(2,741)
Accounts payable and other accrued liabilities	6,359	(517)	10,580
Taxes accrued/receivable	(13,631)	4,747	(604)
Other current assets	(13,124)	(12,165)	(5,255)
Other current liabilities	1,771	1,819	(8,500)
Other assets	(3,655)	(830)	(7,064)
Other liabilities	(6,707)	(8,867)	(7,412)
Net cash provided by operating activities	364,343	305,549	249,269
Investing Activities:
Additions to property, plant and equipment	(274,094)	(235,310)	(239,788)
Proceeds from the sale of utility assets	620	—	—
Proceeds from the sale of emission allowances and RECs	2,931	498	2,739
Investments in affordable housing	—	—	(381)
Distributions from affordable housing investments	1,161	1,746	242
Purchase of available-for-sale securities	(8,000)	(32,661)	(7,000)
Proceeds from sale of available-for-sale securities	—	25,661	—
Other	4,962	3,473	367
Net cash used in investing activities	(272,420)	(236,593)	(243,821)
Financing Activities:
Issuance of long-term debt	—	150,000	150,000
Retirement of long-term debt	(1,064)	(71,064)	(101,064)
Dividends on common stock	(88,489)	(78,832)	(68,928)
Net change in short-term borrowings	(23,450)	(14,950)	15,500
Issuance of common stock	195	255	4,882
Acquisition of treasury stock	(2,737)	(2,124)	(2,062)
Other	2,268	(606)	(5,062)
Net cash used in financing activities	(113,277)	(17,321)	(6,734)
Net (decrease) increase in cash and cash equivalents	(21,354)	51,635	(1,286)
Cash and cash equivalents at beginning of the year	78,162	26,527	27,813
Cash and cash equivalents at end of the year	$56,808	$78,162	$26,527
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Income taxes	$11,364	$1,437	$1,451
Interest (net of amount capitalized)	$77,295	$77,968	$70,887
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$28,438	$24,246	$26,882

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Statements of Equity

	Year Ended December 31,
	2014	2013	2012
	(thousands of dollars)
Common Stock:
Balance at beginning of year	$839,750	$834,922	$828,389
Issued	195	255	4,882
Other	5,457	4,573	1,651
Balance at end of year	845,402	839,750	834,922

Retained Earnings:
Balance at beginning of year	1,027,461	923,981	819,676
Net income attributable to IDACORP, Inc.	193,480	182,417	173,014
Common stock dividends ($1.76, $1.57, and $1.37 per share, respectively)	(88,704)	(78,937)	(68,709)
Balance at end of year	1,132,237	1,027,461	923,981

Accumulated Other Comprehensive (Loss) Income:
Balance at beginning of year	(16,553)	(17,116)	(11,622)
Net unrealized holding (loss) gain on securities (net of tax)	—	(4,136)	1,567
Unfunded pension liability adjustment (net of tax)	(7,605)	4,699	(7,061)
Balance at end of year	(24,158)	(16,553)	(17,116)

Treasury Stock:
Balance at beginning of year	(8)	(21)	(29)
Issued	2,465	2,137	2,070
Acquired	(2,737)	(2,124)	(2,062)
Balance at end of year	(280)	(8)	(21)

Total IDACORP, Inc. shareholders’ equity at end of year	1,953,201	1,850,650	1,741,766

Noncontrolling Interests:
Balance at beginning of year	4,090	4,213	4,040
Net income (loss) attributable to noncontrolling interests	274	(123)	173
Balance at end of year	4,364	4,090	4,213

Total equity at end of year	$1,957,565	$1,854,740	$1,745,979

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Statements of Income

	Year Ended December 31,
	2014	2013	2012
	(thousands of dollars)
Operating Revenues:
General business	$1,122,281	$1,101,728	$937,765
Off-system sales	77,165	54,473	61,534
Other revenues	79,205	86,897	77,426
Total operating revenues	1,278,651	1,243,098	1,076,725

Operating Expenses:
Operation:
Purchased power	244,628	220,579	196,935
Fuel expense	201,241	214,482	159,413
Power cost adjustment	22,235	(39,537)	(61,090)
Other operations and maintenance	354,567	348,867	349,033
Energy efficiency programs	27,154	35,636	27,300
Depreciation	132,987	129,735	123,941
Taxes other than income taxes	31,748	30,561	30,489
Total operating expenses	1,014,560	940,323	826,021

Income from Operations	264,091	302,775	250,704

Other Income (Expense):
Allowance for equity funds used during construction	17,931	14,858	22,433
Earnings of unconsolidated equity-method investments	10,814	10,242	9,412
Other (expense) income, net	(4,363)	5,772	(4,982)
Total other income	24,382	30,872	26,863

Interest Charges:
Interest on long-term debt	80,562	81,492	78,922
Other interest	7,472	6,817	6,436
Allowance for borrowed funds used during construction	(8,464)	(7,663)	(11,929)
Total interest charges	79,570	80,646	73,429

Income Before Income Taxes	208,903	253,001	204,138

Income Tax Expense	19,516	76,260	35,970

Net Income	$189,387	$176,741	$168,168

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2014	2013	2012
	(thousands of dollars)

Net Income	$189,387	$176,741	$168,168
Other Comprehensive Income:
Unrealized gains (losses) on securities:
Unrealized holding gains arising during the year, net of tax of $0, $1,894, and $1,006	—	2,951	1,567
Reclassification adjustment for gains included in net income, net of tax of $0, $4,550, and $0	—	(7,087)	—
Net unrealized (losses) gains	—	(4,136)	1,567
Unfunded pension liability adjustment, net of tax of $(4,881), $3,016, and ($4,532)	(7,605)	4,699	(7,061)
Total Comprehensive Income	$181,782	$177,304	$162,674

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Balance Sheets

	December 31,
	2014	2013
	(thousands of dollars)
Assets

Electric Plant:
In service (at original cost)	$5,248,212	$5,080,402
Accumulated provision for depreciation	(1,841,011)	(1,766,680)
In service - net	3,407,201	3,313,722
Construction work in progress	401,930	327,000
Held for future use	7,090	7,090
Electric plant - net	3,816,221	3,647,812

Investments and Other Property	142,825	131,520

Current Assets:
Cash and cash equivalents	46,695	66,535
Receivables:
Customer (net of allowance of $1,960 and $2,349, respectively)	79,083	97,873
Other (net of allowance of $144 and $153, respectively)	15,890	14,290
Income taxes receivable	20,428	—
Accrued unbilled revenues	56,270	63,507
Materials and supplies (at average cost)	55,404	53,643
Fuel stock (at average cost)	55,171	41,546
Prepayments	18,356	15,204
Deferred income taxes	—	12,386
Current regulatory assets	50,042	61,837
Other	603	2,401
Total current assets	397,942	429,222

Deferred Debits:
American Falls and Milner water rights	13,698	15,803
Company-owned life insurance	23,893	22,037
Regulatory assets	1,192,345	978,234
Other	39,753	41,783
Total deferred debits	1,269,689	1,057,857

Total	$5,626,677	$5,266,411

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Balance Sheets

	December 31,
	2014	2013
	(thousands of dollars)
Capitalization and Liabilities

Capitalization:
Common stock equity:
Common stock, $2.50 par value (50,000,000 shares authorized; 39,150,812 shares outstanding)	$97,877	$97,877
Premium on capital stock	712,258	712,258
Capital stock expense	(2,097)	(2,097)
Retained earnings	1,033,350	932,547
Accumulated other comprehensive loss	(24,158)	(16,553)
Total common stock equity	1,817,230	1,724,032
Long-term debt	1,614,438	1,615,258
Total capitalization	3,431,668	3,339,290

Current Liabilities:
Current maturities of long-term debt	1,064	1,064
Accounts payable	96,499	90,529
Accounts payable to related parties	2,027	1,158
Taxes accrued	10,329	14,031
Interest accrued	22,630	22,764
Accrued compensation	43,410	38,297
Current regulatory liabilities	11,400	10,684
Other	29,476	17,095
Total current liabilities	216,835	195,622

Deferred Credits:
Deferred income taxes	1,141,755	1,058,734
Regulatory liabilities	390,207	375,873
Pension and other postretirement benefits	403,334	244,627
Other	42,878	52,265
Total deferred credits	1,978,174	1,731,499

Commitments and Contingencies

Total	$5,626,677	$5,266,411

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2014	2013	2012
	(thousands of dollars)
Operating Activities:
Net income	$189,387	$176,741	$168,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	136,496	133,135	128,009
Deferred income taxes and investment tax credits	15,454	59,355	48,255
Changes in regulatory assets and liabilities	32,135	(25,581)	(53,467)
Pension and postretirement benefit plan expense	44,579	45,861	45,230
Contributions to pension and postretirement benefit plans	(33,672)	(33,347)	(47,695)
Earnings of unconsolidated equity-method investments	(10,814)	(10,242)	(9,412)
Distributions from unconsolidated equity-method investments	3,586	14,901	17,921
Allowance for equity funds used during construction	(17,931)	(14,858)	(22,433)
Gain on sale of investments and assets	(186)	(11,678)	(202)
Other non-cash adjustments to net income, net	2,087	629	438
Change in:
Accounts receivable	20,072	(31,472)	(3,344)
Accounts payable	6,183	(397)	10,762
Taxes accrued/receivable	(22,911)	6,740	3,301
Other current assets	(13,137)	(12,166)	(5,252)
Other current liabilities	1,776	1,721	(8,506)
Other assets	(3,655)	(831)	(7,064)
Other liabilities	(6,238)	(8,603)	(6,856)
Net cash provided by operating activities	343,211	289,908	257,853
Investing Activities:
Additions to utility plant	(273,911)	(235,306)	(239,761)
Proceeds from the sale of utility assets	620	—	—
Proceeds from the sale of emission allowances and RECs	2,931	498	2,739
Purchase of available-for-sale securities	(8,000)	(32,661)	(7,000)
Proceeds from the sale of available-for-sale securities	—	25,661	—
Other	4,957	3,473	367
Net cash used in investing activities	(273,403)	(238,335)	(243,655)
Financing Activities:
Issuance of long-term debt	—	150,000	150,000
Retirement of long-term debt	(1,064)	(71,064)	(101,064)
Dividends on common stock	(88,584)	(78,926)	(68,740)
Capital contribution from parent	—	—	7,500
Other	—	(2,299)	(3,959)
Net cash used in financing activities	(89,648)	(2,289)	(16,263)
Net (decrease) increase in cash and cash equivalents	(19,840)	49,284	(2,065)
Cash and cash equivalents at beginning of the year	66,535	17,251	19,316
Cash and cash equivalents at end of the year	$46,695	$66,535	$17,251
Supplemental Disclosure of Cash Flow Information:
Cash paid (received) during the year for:
Income taxes	$26,116	$9,667	$(14,558)
Interest (net of amount capitalized)	$77,063	$77,583	$70,447
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$28,438	$24,246	$26,882

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Statements of Retained Earnings

	Year Ended December 31,
	2014	2013	2012
	(thousands of dollars)

Retained Earnings, Beginning of Year	$932,547	$834,732	$735,304
Net Income	189,387	176,741	168,168
Dividends on Common Stock	(88,584)	(78,926)	(68,740)
Retained Earnings, End of Year	$1,033,350	$932,547	$834,732

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

The entities that IDACORP and Idaho Power consolidate consist primarily of the wholly-owned subsidiaries discussed above.  In addition, IDACORP consolidates one VIE, Marysville Hydro Partners (Marysville), which is a joint venture owned 50 percent by Ida-West and 50 percent by Environmental Energy Company (EEC).  At December 31, 2014, Marysville had approximately $20 million of assets, primarily a hydroelectric plant, and approximately $13 million of intercompany long-term debt, which is eliminated in consolidation.  EEC has borrowed amounts from Ida-West to fund a portion of its required capital contributions to Marysville.  The loans are payable from EEC’s share of distributions and are secured by the stock of EEC and EEC’s interest in Marysville.  Ida-West is identified as the primary beneficiary because of its ownership interest in the joint venture combined with the intercompany note and the EEC note, which collectively result in Ida-West's ability to control the activities of the joint ventures.  Creditors of Marysville have no recourse to the general credit of IDACORP and there are no other arrangements that could require IDACORP to provide financial support to Marysville or expose IDACORP to losses.

The BCC joint venture is also a VIE, but because the power to direct the activities that most significantly impact the economic performance of BCC is shared with the joint venture partner, Idaho Power is not the primary beneficiary.  The carrying value of BCC was $96 million at December 31, 2014, and Idaho Power's maximum exposure to loss is the carrying value, any additional future contributions to BCC, and a $70 million guarantee for mine reclamation costs, which is discussed further in Note 9.

IFS's investments in affordable housing and other real estate are also VIEs for which IDACORP is not the primary beneficiary.  IFS's limited partnership interests range from 5 to 99 percent and were acquired between 1996 and 2010.  As a limited partner, IFS does not control these entities and they are not consolidated.  IFS’s maximum exposure to loss in these developments is limited to its net carrying value, which was $13 million at December 31, 2014.

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

There were no impaired receivables without related allowances at December 31, 2014 and 2013.  Once a receivable is determined to be impaired, any further interest income recognized is fully reserved.

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

Revenues

Operating revenues related to Idaho Power’s sale of energy are recorded when service is rendered or energy is delivered to customers.  Idaho Power accrues estimated unbilled revenues for electric services delivered to customers but not yet billed at year-end.  Idaho Power collects franchise fees and similar taxes related to energy consumption.  None of these collections are reported on the income statement.  Beginning in February 2009, Idaho Power is collecting in base rates a portion of the allowance for funds used during construction (AFUDC) related to its Hells Canyon Complex (HCC) relicensing project.  Cash collected under this ratemaking mechanism is not recorded as revenue but is instead recorded as a regulatory liability.

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

All utility plant in service is depreciated using the straight-line method at rates approved by regulatory authorities.  Annual depreciation provisions as a percent of average depreciable utility plant in service approximated 2.68 percent in 2014, 2.69 percent in 2013, and 2.75 percent in 2012.

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

Long-lived assets are periodically reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If the sum of the undiscounted expected future cash flows from an asset is less than the carrying value of the asset, impairment is recognized in the financial statements.  There were no material impairments of these assets in 2014, 2013, or 2012.

Allowance for Funds Used During Construction

AFUDC represents the cost of financing construction projects with borrowed funds and equity funds.  With one exception, as discussed above for the HCC relicensing project, cash is not realized currently from such allowance; it is realized under the ratemaking process over the service life of the related property through increased revenues resulting from a higher rate base and higher depreciation expense.  The component of AFUDC attributable to borrowed funds is included as a reduction to total interest expense.  Idaho Power’s weighted-average monthly AFUDC rate was 7.7 percent for 2014, 2013, and 2012.

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

Recently Issued Accounting Pronouncements

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

2.  INCOME TAXES

A reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

	IDACORP			Idaho Power
	2014	2013	2012	2014	2013	2012
	(thousands of dollars)
Federal income tax expense at 35% statutory rate	$73,588	$89,125	$72,387	$73,116	$88,550	$71,448
Change in taxes resulting from:
AFUDC	(9,238)	(7,882)	(12,027)	(9,238)	(7,882)	(12,027)
Capitalized interest	2,278	1,832	5,075	2,278	1,832	5,075
Investment tax credits	(3,002)	(3,119)	(3,267)	(3,002)	(3,119)	(3,267)
Removal costs	(3,656)	(3,527)	(2,697)	(3,656)	(3,527)	(2,697)
Capitalized overhead costs	(8,750)	(8,750)	(8,750)	(8,750)	(8,750)	(8,750)
Capitalized repair costs	(26,250)	(19,250)	(19,250)	(26,250)	(19,250)	(19,250)
Tax method change – capitalized repairs	(24,516)	4,583	(7,845)	(24,516)	4,583	(7,845)
State income taxes, net of federal benefit	4,680	6,730	7,801	5,334	6,970	7,646
Depreciation	16,040	14,820	14,398	16,040	14,820	14,398
Affordable housing tax credits	(5,189)	(5,503)	(5,493)	—	—	—
Affordable housing investment amortization	2,757	1,684	3,172	—	—	—
Other, net	(1,970)	1,483	(9,699)	(1,840)	2,033	(8,761)
Total income tax expense	$16,772	$72,226	$33,805	$19,516	$76,260	$35,970
Effective tax rate	8.0%	28.4%	16.3%	9.3%	30.1%	17.6%

The items comprising income tax expense are as follows:

	IDACORP			Idaho Power
	2014	2013	2012	2014	2013	2012
	(thousands of dollars)
Income taxes current:
Federal	$(4,926)	$3,416	$547	$(2,805)	$10,988	$(13,131)
State	3,516	3,241	306	6,867	5,917	846
Total	(1,410)	6,657	853	4,062	16,905	(12,285)
Income taxes deferred:
Federal	17,159	61,947	28,315	21,833	60,934	48,839
State	(3,260)	1,806	(9,300)	(6,421)	(804)	(9,640)
Total	13,899	63,753	19,015	15,412	60,130	39,199
Investment tax credits:
Deferred	3,044	2,344	12,323	3,044	2,344	12,323
Restored	(3,002)	(3,119)	(3,267)	(3,002)	(3,119)	(3,267)
Total	42	(775)	9,056	42	(775)	9,056
Affordable housing investment amortization	4,241	2,591	4,881	—	—	—
Total income tax expense	$16,772	$72,226	$33,805	$19,516	$76,260	$35,970

The components of the net deferred tax liability are as follows:

	IDACORP		Idaho Power
	2014	2013	2014	2013
	(thousands of dollars)
Deferred tax assets:
Regulatory liabilities	$55,490	$55,017	$55,490	$55,017
Deferred compensation	25,355	23,739	25,240	23,647
Deferred revenue	28,529	23,063	28,529	23,063
Tax credits	154,044	149,188	26,843	23,698
Net operating losses	—	30,921	—	29,628
Partnership investments	8,190	8,195	—	—
Retirement benefits	132,571	69,033	132,571	69,033
Other	15,222	11,067	14,553	10,359
Total	419,401	370,223	283,226	234,445
Deferred tax liabilities:
Property, plant and equipment	451,118	436,837	451,118	436,837
Regulatory assets	802,188	710,482	802,188	710,482
Power cost adjustments	23,192	35,763	23,192	35,763
Partnership investments	17,492	19,372	10,227	12,000
Retirement benefits	122,360	65,810	122,360	65,810
Other	25,982	24,678	22,252	19,901
Total	1,442,332	1,292,942	1,431,337	1,280,793
Net deferred tax liabilities	$1,022,931	$922,719	$1,148,111	$1,046,348

IDACORP's tax allocation agreement provides that each member of its consolidated group compute its income taxes on a separate company basis.  Amounts payable or refundable are settled through IDACORP. See Note 1 for further discussion of accounting policies related to income taxes.

Tax Credit Carryforwards

As of December 31, 2014, IDACORP had $113.9 million of general business credit and $2.8 million of alternative minimum tax credit carryforwards for federal income tax purposes and $37.4 million of Idaho investment tax credit carryforward.  The general business credit carryforward period expires from 2024 to 2034, and the Idaho investment tax credit expires from 2021 to 2028.

Uncertain Tax Positions

IDACORP and Idaho Power believe that they have no material income tax uncertainties for 2014 and prior tax years. Both companies recognize interest accrued related to unrecognized tax benefits as interest expense and penalties as other expense.

IDACORP and Idaho Power are subject to examination by their major tax jurisdictions - U.S. federal and the State of Idaho.  The open tax years for examination are 2014 for federal and 2011-2014 for Idaho.  In May 2009, IDACORP formally entered the U.S. Internal Revenue Service (IRS) Compliance Assurance Process (CAP) program for its 2009 tax year and has remained in the CAP program for all subsequent years.  The CAP program provides for IRS examination and issue resolution throughout the current year with the objective of return filings containing no contested items. In 2014, the IRS completed its examination of IDACORP's 2013 tax year with no unresolved income tax issues.

Tax Accounting Method Changes for Repair-Related Expenditures

In the fourth quarter of 2014, Idaho Power finalized an income tax accounting method change for its 2014 tax year associated with the electric generation property portion of its capitalized repairs tax method it adopted in fiscal year 2010. As a result of the change, Idaho Power recorded an $8.8 million tax benefit related to the cumulative method change adjustment for years prior to 2014 and reversed a related $4.6 million tax expense estimate it had recorded in 2013 (discussed below), for a total adjustment of $13.4 million.

The method change is pursuant to Revenue Procedure 2013-24 and will bring Idaho Power's existing method into alignment with the Revenue Procedure's safe harbor unit-of-property definitions for electric generation property. The change also incorporates provisions of the final tangible property regulations issued by the U.S. Treasury Department (Treasury) and IRS in the third quarter of 2013 that address the deduction or capitalization of expenditures related to tangible property. Following the automatic consent procedures provided for in the Revenue Procedure, Idaho Power expects to adopt this method with the filing of IDACORP’s 2014 consolidated federal income tax return in September 2015. The method change will be subject to IRS review as part of IDACORP’s CAP examination.

In the third quarter of 2014, Idaho Power, in coordination with the IRS through IDACORP’s CAP examination process, implemented aspects of the final tangible property regulations and other technical interpretations of these rules into its existing capitalized repairs tax accounting method for generation, transmission and distribution assets. These technical interpretations were received from the IRS in 2014. An $11.1 million tax benefit related to the portion of the 2013 capitalized repairs deduction based on these modifications was recorded in the third quarter. Idaho Power finalized these changes with the filing of IDACORP’s 2013 consolidated federal income tax return in September 2014. The IRS approved the repairs method modifications prior to the filing of the return as part of IDACORP’s 2013 CAP examination.

In connection with the issuance of the tangible property regulations and following the provisions of Revenue Procedure 2013-24 (discussed above), in the third quarter of 2013 Idaho Power assessed and estimated the impact of a method change associated with the electric generation property portion of its capitalized repairs method. Based upon this assessment, in 2013 Idaho Power recorded $4.6 million of income tax expense related to the estimated cumulative method change adjustment for years prior to 2013.

In the third quarter of 2012, Idaho Power completed an income tax accounting method change for its 2011 tax year associated with the electric transmission and distribution property portion (as opposed to the generation property portion described above) of the capitalized repairs method it adopted in fiscal year 2010. As a result of the change, in 2012 Idaho Power recorded a $7.8 million tax benefit related to the filed deduction for the cumulative method change adjustment for years prior to 2011. The change was made pursuant to Revenue Procedure 2011-43 to bring Idaho Power’s existing method into alignment with the Revenue Procedure’s safe harbor unit-of-property definitions for electric transmission and distribution property. Following the automatic consent procedures provided for in the Revenue Procedure, Idaho Power adopted this method with the filing of IDACORP’s 2011 consolidated federal income tax return. The IRS approved the method change prior to the filing of the return as part of IDACORP’s 2011 CAP examination. The final tangible property regulations issued in September 2013 did not adversely impact this tax accounting method.

The amount of the capitalized repairs annual tax deduction will vary depending on a number of factors, but most directly by the amount and type of Idaho Power’s annual capital additions. The reversal of this temporary difference from prior years will offset a portion of the ongoing annual benefit. Idaho Power’s prescribed regulatory accounting treatment requires immediate income recognition for temporary tax differences of this type, commonly referred to as “flow-through.”  A net regulatory asset is established to reflect Idaho Power’s ability to recover the net increased income tax expense when such temporary differences reverse. Idaho Power’s 2014 capitalized repairs deduction estimate incorporates the provisions of both method changes.

3.  REGULATORY MATTERS

Included below is information on Idaho Power's regulatory assets and liabilities, as well as a summary of Idaho Power's most recent general rate changes and other notable recent or pending regulatory matters and proceedings.

Regulatory Assets and Liabilities

The application of accounting principles related to regulated operations sometimes results in Idaho Power recording expenses and revenues in a different period than when an unregulated enterprise would record such expenses and revenues. Regulatory assets represent incurred costs that have been deferred because it is probable they will be recovered from customers through future rates.  Regulatory liabilities represent obligations to make refunds to customers for previous collections, or represent amounts collected in advance of incurring an expense.  The following table presents a summary of Idaho Power’s regulatory assets and liabilities (in thousands of dollars):

		As of December 31, 2014
	Remaining Amortization Period	Earning a Return(1)	Not Earning a Return	Total as of December 31,
Description				2014	2013
Regulatory Assets:
Income taxes		$—	$802,188	$802,188	$710,482
Unfunded postretirement benefits(2)		—	264,548	264,548	116,583
Pension expense deferrals		40,816	22,828	63,644	75,108
Energy efficiency program costs(3)		4,690	—	4,690	3,694
Power supply costs(3)	Varies	59,189	—	59,189	91,477
Fixed cost adjustment(3)	2015-2016	23,737	—	23,737	19,526
Asset retirement obligations(4)		—	17,309	17,309	18,026
Mark-to-market liabilities(5)		—	3,961	3,961	1,629
Other	2015-2021	1,215	1,906	3,121	3,546
Total		$129,647	$1,112,740	$1,242,387	$1,040,071
Regulatory Liabilities:
Income taxes		$—	$55,490	$55,490	$55,017
Removal costs(4)		—	180,063	180,063	173,974
Investment tax credits		—	79,163	79,163	79,121
Deferred revenue-AFUDC(6)		48,306	24,669	72,975	58,991
Energy efficiency program costs(3)		—	—	—	6,686
Power supply costs(3)	Varies	1	—	1	24
Settlement agreement sharing mechanism(3)	2015-2016	7,999	—	7,999	7,602
Mark-to-market assets(5)		—	1,880	1,880	1,672
Other		3,114	922	4,036	3,470
Total		$59,420	$342,187	$401,607	$386,557

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

Idaho Power’s regulatory assets and liabilities are typically amortized over the period in which they are reflected in customer rates.  In the event that recovery of Idaho Power’s costs through rates becomes unlikely or uncertain, regulatory accounting would no longer apply to some or all of Idaho Power’s operations and the items above may represent stranded investments.  If not allowed full recovery of these items, Idaho Power would be required to write off the applicable portion, which could have a materially adverse financial impact.

Power Cost Adjustment Mechanisms and Deferred Power Supply Costs

In both its Idaho and Oregon jurisdictions, Idaho Power's power cost adjustment (PCA) mechanisms address the volatility of power supply costs and provide for annual adjustments to the rates charged to its retail customers. The PCA mechanisms compare Idaho Power's actual and forecast net power supply costs (primarily fuel and purchased power less off-system sales) against net power supply costs currently being recovered in retail rates. Under the PCA mechanisms, certain differences between actual net power supply costs incurred by Idaho Power and the costs included in retail rates are recorded as a deferred charge or credit on the balance sheets for future recovery or refund through retail rates.  The power supply costs deferred primarily result from changes in contracted power purchase prices and volumes, changes in wholesale market prices and transaction volumes, fuel prices, and the levels of Idaho Power's own generation.

Idaho Jurisdiction Power Cost Adjustment Mechanism: In the Idaho jurisdiction, the annual PCA adjustment consists of (a) a forecast component, based on a forecast of net power supply costs in the coming year as compared with net power supply costs included in base rates; and (b) a true-up component, based on the difference between the previous year’s actual net power supply costs and the previous year’s forecast.  The latter component also includes a balancing mechanism so that, over time, the actual collection or refund of authorized true-up dollars matches the amounts authorized.  The Idaho PCA mechanism also includes:

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

The table below summarizes the three most recent Idaho PCA rate adjustments, all of which also include non-PCA-related rate adjustments as ordered by the IPUC:

Effective Date	$ Change (millions)	Notes
June 1, 2014	$(88.2)
2014 PCA rates are net of (a) $20.0 million of surplus Idaho energy efficiency rider funds, and (b) $7.6 million of customer revenue sharing under a regulatory settlement stipulation. In addition, on June 1, 2014, there was an increase in base net power supply costs that shifted $99.3 million in power supply expenses from recovery via the PCA mechanism to recovery via base rates. See further discussion of the change in base net power supply costs below.

June 1, 2013	$140.4	The 2013 PCA rate increase was net of $7.2 million of customer revenue sharing under regulatory settlement stipulations.
June 1, 2012	$15.9	2012 PCA rates were net of $27.1 million of customer revenue sharing under a regulatory settlement stipulation.

On November 1, 2013, Idaho Power filed an application with the IPUC requesting an increase of approximately $106 million in the normalized or "base level" net power supply expense on a total-system basis to be used to update base rates and in the determination of the PCA rate that would become effective June 1, 2014. Idaho Power's request was intended to remove the Idaho-jurisdictional portion of those expenses (approximately $99 million) from collection via the Idaho PCA mechanism and instead collect that portion through base rates. On March 21, 2014, the IPUC issued an order approving Idaho Power's application, with the change in collection methodology effective June 1, 2014.

Oregon Jurisdiction Power Cost Adjustment Mechanism: Idaho Power’s power cost recovery mechanism in Oregon has two components:  an annual power cost update (APCU) and a power cost adjustment mechanism (PCAM).  The APCU allows Idaho Power to reestablish its Oregon base net power supply costs annually, separate from a general rate case, and to forecast net power supply costs for the upcoming water year.  The PCAM is a true-up filed annually in February.  The filing calculates the deviation between actual net power supply expenses incurred for the preceding calendar year and the net power supply expenses recovered through the APCU for the same period.  Under the PCAM, Idaho Power is subject to a portion of the business risk or benefit associated with this deviation through application of an asymmetrical deadband (or range of deviations) within which Idaho Power absorbs cost increases or decreases.  For deviations in actual power supply costs outside of the deadband, the PCAM provides for 90/10 sharing of costs and benefits between customers and Idaho Power.  However, collection by Idaho Power will occur only to the extent that Idaho Power’s actual Oregon-jurisdictional return on equity (ROE) for the year is no greater than 100 basis points below Idaho Power’s last authorized ROE.  A refund to customers will occur only to the extent that Idaho Power’s actual ROE for that year is no less than 100 basis points above Idaho Power’s last authorized ROE.  Oregon jurisdiction power supply cost changes under the APCU and PCAM during each of 2014, 2013, and 2012 are summarized in the table that follows:

Year and Mechanism	APCU or PCAM Adjustment
2014 PCAM	Idaho Power estimates that actual net power supply costs were within the deadband, which would result in no deferral.
2014 APCU	A rate increase of $0.4 million annually took effect June 1, 2014.
2013 PCAM	Actual net power supply costs were within the deadband, resulting in no deferral.
2013 APCU	A rate increase of $2.9 million annually took effect June 1, 2013.
2012 PCAM	Actual net power supply costs were within the deadband, resulting in no deferral.
2012 APCU	A rate increase of $1.8 million annually took effect June 1, 2012.

Idaho Regulatory Matters

Idaho Base Rate Changes: Effective January 1, 2012, Idaho Power implemented new Idaho base rates resulting from IPUC approval of a settlement stipulation that provided for a 7.86 percent authorized overall rate of return on an Idaho-jurisdiction rate base of approximately $2.36 billion. The settlement stipulation resulted in a 4.07 percent, or $34.0 million, overall increase in Idaho Power's annual Idaho-jurisdiction base rate revenues. Idaho base rates were subsequently adjusted again in 2012, in connection with Idaho Power's completion of the Langley Gulch power plant. On June 29, 2012, the IPUC issued an order approving a $58.1 million increase in annual Idaho-jurisdiction base rates, effective July 1, 2012. The order also provided for a $335.9 million increase in Idaho rate base. Neither the settlement stipulation nor the IPUC orders adjusting base rates specified an authorized rate of return on equity or imposed a moratorium on Idaho Power filing a general rate case at a future date.

As noted above in this Note 3, the IPUC also issued a March 2014 order approving Idaho Power's request for an increase in the normalized or "base level" net power supply expense to be used to update base rates and in the determination of the Idaho PCA rate that would become effective June 1, 2014.

December 2011 Idaho Settlement Stipulation: On December 27, 2011, the IPUC issued an order, separate from the general rate case proceeding, approving a settlement stipulation that provided as follows:

•
If Idaho Power's actual Idaho-jurisdiction return on year-end equity (Idaho ROE) for 2012, 2013, or 2014 is less than 9.5 percent, then Idaho Power may amortize up to a total of $45 million of additional ADITC to help achieve a minimum 9.5 percent Idaho ROE in the applicable year.

•
If Idaho Power's actual Idaho ROE for 2012, 2013, or 2014 exceeds 10.0 percent, the amount of Idaho Power's Idaho-jurisdiction earnings exceeding a 10.0 percent and up to and including a 10.5 percent Idaho ROE for the applicable year would be shared equally between Idaho Power and its Idaho customers in the form of a rate reduction to become effective at the time of the subsequent year's PCA mechanism adjustment.

•
If Idaho Power's actual Idaho ROE for 2012, 2013, or 2014 exceeds 10.5 percent, the amount of Idaho Power's Idaho jurisdictional earnings exceeding a 10.5 percent Idaho ROE for the applicable year would be allocated 75 percent to Idaho Power's Idaho customers as a reduction to the pension regulatory asset and 25 percent to Idaho Power.

As Idaho Power's Idaho ROE exceeded 10.5 percent for each of 2012, 2013, and 2014, Idaho Power did not amortize additional ADITC for those years, but instead shared a portion of its Idaho-jurisdiction earnings with Idaho customers. The amounts Idaho Power recorded in each of 2012, 2013, and 2014 for sharing with customers under the December 2011 Idaho regulatory settlement stipulation were as follows (in millions):

Year	Recorded as Refunds to Customers	Recorded as a Pre-tax Charge to Pension Expense
2014	$8.0	$16.7
2013	$7.6	$16.5
2012	$7.2	$14.6

October 2014 Idaho Settlement Stipulation: In October 2014, the IPUC issued an order approving an extension, with modifications, of the terms of the December 2011 Idaho settlement stipulation for the period from 2015 through 2019, or until the terms are otherwise modified or terminated by order of the IPUC or the full $45 million of additional ADITC contemplated by the settlement stipulation has been amortized. The provisions of the new settlement stipulation are as follows:

•
If Idaho Power's annual Idaho ROE in any year is less than 9.5 percent, then Idaho Power may amortize up to $25 million of additional ADITC to help achieve a 9.5 percent Idaho ROE for that year, and may amortize up to a total of $45 million of additional ADITC over the 2015 through 2019 period.

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

•	If the full $45 million of additional ADITC contemplated by the settlement stipulation has been amortized the sharing provisions would terminate.

•
In the event the IPUC approves a change to Idaho Power's Idaho-jurisdictional allowed return on equity as part of a general rate case proceeding seeking a rate change effective prior to January 1, 2020, the Idaho ROE thresholds (9.5 percent, 10.0 percent, and 10.5 percent) will be adjusted prospectively.

Neither the settlement stipulation nor the associated IPUC order impose a moratorium on Idaho Power filing a general rate case or other form of rate proceeding during the term of the settlement stipulation.

Fixed Cost Adjustment: The Idaho jurisdiction fixed cost adjustment (FCA) mechanism is designed to remove Idaho Power’s financial disincentive to invest in energy efficiency programs by separating (or decoupling) the recovery of fixed costs from the variable kilowatt-hour charge and linking it instead to a set amount per customer.  The FCA mechanism is adjusted each year to collect, or refund, the difference between the allowed fixed-cost recovery amount and the actual (weather-normalized) fixed costs recovered by Idaho Power during the year. The amount of the FCA recovery is capped at no more than 3 percent of base revenue, with any excess deferred for collection in a subsequent year. The following table summarizes FCA amounts approved for collection in the prior three FCA years:

FCA Year	Period Rates in Effect	Annual Amount (in millions)
2013	June 1, 2014-May 31, 2015	$14.9
2012	June 1, 2013-May 31, 2014	$8.9
2011	June 1, 2012-May 31, 2013	$10.3

On July 1, 2014, the IPUC opened a docket to allow Idaho Power, the IPUC Staff, and other interested parties to further evaluate the IPUC Staff's concerns regarding the application of the FCA mechanism. Concerns cited by interested parties included the application of weather-normalization, the customer count methodology, the rate adjustment cap, cross-subsidization issues, and whether the FCA mechanism is in fact effectively removing Idaho Power's disincentive to aggressively pursue energy efficiency programs. Proceedings in the FCA mechanism docket, which remains open, could result in significant changes to the FCA mechanism.

Energy Efficiency and Demand Response Programs: Idaho Power has implemented and/or manages a wide range of opportunities for its customers to participate in energy efficiency and demand response programs.  Typically, a majority of energy efficiency activities are funded through a rider mechanism on customer bills. Program expenditures are reported as an operating expense with an equal amount of revenues recorded in other revenues, resulting in no impact on earnings. The cumulative variance between expenditures and amounts collected through the rider is recorded as a regulatory asset or liability pending future collection from or obligation to customers. The December 2011 IPUC general rate case settlement order described above reset Idaho Power's energy efficiency rider rate at 4.0 percent of the sum of the monthly billed charges for the base rate components, a reduction from the 4.75 percent rider amount in effect prior to that date. As of December 31, 2014, the Idaho energy efficiency rider balance was a regulatory asset of $0.8 million.

On June 12, 2013, the IPUC issued an order authorizing Idaho Power to recover custom efficiency program incentive payments, including the then-current regulatory asset balance of approximately $14 million, as well as subsequent custom efficiency program incentive payments, through the Idaho energy efficiency rider mechanism. As a result of the order, Idaho Power recognized the balance as other revenue and energy efficiency program expenses in 2013.

Oregon Regulatory Matters

Oregon Base Rate Changes: On February 23, 2012, the OPUC issued an order approving a settlement stipulation that provided for a $1.8 million base rate increase, a return on equity of 9.9 percent, and an overall rate of return of 7.757 percent in the Oregon jurisdiction. New rates in conformity with the settlement stipulation were effective March 1, 2012. Subsequently, on September 20, 2012, the OPUC issued an order approving an approximately $3.0 million increase in annual Oregon jurisdiction base rates, effective October 1, 2012, for inclusion of the Langley Gulch power plant in Idaho Power's Oregon rate base.

Federal Regulatory Matters - Open Access Transmission Tariff Rates

In 2006, Idaho Power moved from a fixed rate to a formula rate for transmission service provided under its OATT, which allows transmission rates to be updated annually based primarily on financial and operational data Idaho Power files with the FERC.  Idaho Power's OATT rates submitted to the FERC in Idaho Power's four most recent annual OATT Final Informational Filings were as follows:

Applicable Period	OATT Rate (per kW-year)
October 1, 2014 to September 30, 2015	$22.71
October 1, 2013 to September 30, 2014	$22.80
October 1, 2012 to September 30, 2013	$21.32
October 1, 2011 to September 30, 2012	$19.79

Idaho Power's current OATT rate is based on a net annual transmission revenue requirement of $120.8 million, which represents the OATT formulaic determination of Idaho Power's net cost of providing OATT-based transmission service.

4.  LONG-TERM DEBT

The following table summarizes IDACORP's and Idaho Power's long-term debt at December 31 (in thousands of dollars):

	2014	2013
First mortgage bonds:
6.025% Series due 2018	$120,000	$120,000
6.15% Series due 2019	100,000	100,000
4.50% Series due 2020	130,000	130,000
3.40% Series due 2020	100,000	100,000
2.95% Series due 2022	75,000	75,000
2.50% Series due 2023	75,000	75,000
6% Series due 2032	100,000	100,000
5.50% Series due 2033	70,000	70,000
5.50% Series due 2034	50,000	50,000
5.875% Series due 2034	55,000	55,000
5.30% Series due 2035	60,000	60,000
6.30% Series due 2037	140,000	140,000
6.25% Series due 2037	100,000	100,000
4.85% Series due 2040	100,000	100,000
4.30% Series due 2042	75,000	75,000
4.00% Series due 2043	75,000	75,000
Total first mortgage bonds	1,425,000	1,425,000
Pollution control revenue bonds:
5.15% Series due 2024(1)	49,800	49,800
5.25% Series due 2026(1)	116,300	116,300
Variable Rate Series 2000 due 2027	4,360	4,360
Total pollution control revenue bonds	170,460	170,460
American Falls bond guarantee	19,885	19,885
Milner Dam note guarantee	3,191	4,255
Unamortized premium/discount - net	(3,034)	(3,278)
Total IDACORP and Idaho Power outstanding debt(2)	1,615,502	1,616,322
Current maturities of long-term debt	(1,064)	(1,064)
Total long-term debt	$1,614,438	$1,615,258

(1) Humboldt County and Sweetwater County Pollution Control Revenue Bonds are secured by the first mortgage, bringing the total first mortgage bonds outstanding at December 31, 2014 to $1.591 billion.
(2) At December 31, 2014 and 2013, the overall effective cost of Idaho Power's outstanding debt was 5.19 percent.

At December 31, 2014, the maturities for the aggregate amount of IDACORP and Idaho Power long-term debt outstanding were as follows (in thousands of dollars):

2015	2016	2017	2018	2019	Thereafter
$1,064	$1,064	$1,064	$120,000	$100,000	$1,395,344

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

In anticipation of the expiration of the prior registration statement, on May 22, 2013, IDACORP and Idaho Power filed a joint shelf registration statement with the SEC, which became effective upon filing, for the offer and sale of, in the case of Idaho Power, an unspecified principal amount of its first mortgage bonds and debt securities. On July 12, 2013, Idaho Power entered into a Selling Agency Agreement with eight banks named in the agreement in connection with the potential issuance and sale from time to time of up to $500 million aggregate principal amount of first mortgage bonds, secured medium term notes, Series J (Series J Notes), under Idaho Power’s Indenture of Mortgage and Deed of Trust, dated as of October 1, 1937, as amended and supplemented (Indenture). Also on July 12, 2013, Idaho Power entered into the Forty-seventh Supplemental Indenture, dated as of July 1, 2013, to the Indenture. The Forty-seventh Supplemental Indenture provides for, among other items, the issuance of up to $500 million in aggregate principal amount of Series J Notes pursuant to the Indenture. As of December 31, 2014, Idaho Power had not sold any first mortgage bonds, including Series J Notes, or debt securities under the Selling Agency Agreement.

Mortgage: As of December 31, 2014, Idaho Power could issue under its Indenture approximately $1.6 billion of additional first mortgage bonds based on retired first mortgage bonds and total unfunded property additions. These amounts are further limited by the maximum amount of first mortgage bonds set forth in the Indenture.

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

The IDACORP and Idaho Power credit facilities have similar terms and conditions. The interest rates for any borrowings under the facilities are based on either (1) a floating rate that is equal to the highest of the prime rate, federal funds rate plus 0.5 percent, or LIBOR rate plus 1.0 percent, or (2) the LIBOR rate, plus, in each case, an applicable margin. The margin is based on IDACORP's or Idaho Power's, as applicable, senior unsecured long-term indebtedness credit rating by Moody's Investors Service, Inc., Standard and Poor's Ratings Services, and Fitch Rating Services, Inc., as set forth on a schedule to the credit agreements. Under their respective credit facilities, the companies pay a facility fee on the commitment based on the respective company's credit rating for senior unsecured long-term debt securities. While the credit facilities provide for an original termination date of October 26, 2016, the credit agreements grant IDACORP and Idaho Power the right to request up to two one-year extensions, in each case subject to certain conditions. In October 2012 and October 2013, IDACORP and Idaho Power executed agreements with the lenders, extending the maturity date under both credit agreements to October 26, 2018. No other terms of the credit facilities, including the amount of permitted borrowings under the credit agreements, were affected by the extensions.

At December 31, 2014, no loans were outstanding under either IDACORP's or Idaho Power's facilities.  At December 31, 2014, Idaho Power had regulatory authority to incur up to $450 million in principal amount of short-term indebtedness at any one time outstanding. Balances (in thousands of dollars) and interest rates of IDACORP’s and Idaho Power's short-term borrowings were as follows at December 31, 2014 and December 31, 2013:

	IDACORP		Idaho Power		Total
	2014	2013	2014	2013	2014	2013
Commercial paper balances:
At the end of year	$31,300	$54,750	$—	$—	$31,300	$54,750
Average during the year	$37,786	$61,121	$—	$2,209	$37,786	$63,330
Weighted-average interest rate
At the end of the year	0.43%	0.34%	—%	—%	0.43%	0.34%

6.  COMMON STOCK

IDACORP Common Stock

The following table summarizes common stock transactions during the last three years and shares reserved at December 31, 2014:

	Shares issued			Shares reserved
	2014	2013	2012	December 31, 2014
Balance at beginning of year	50,233,463	50,158,486	49,964,172
Continuous equity program	—	—	—	3,000,000
Dividend reinvestment and stock purchase plan	—	—	62,084	2,576,723
Employee savings plan	—	—	49,296	3,567,954
Long-term incentive and compensation plan	75,239	74,977	82,934	1,469,234
Restricted stock plan	—	—	—	256,154
Balance at end of year	50,308,702	50,233,463	50,158,486

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

Idaho Power Common Stock

In 2012, IDACORP contributed $7.5 million of additional equity to Idaho Power.  No contributions were made to Idaho Power in 2014 or 2013. No additional shares of Idaho Power common stock were issued in exchange for the contribution.

Restrictions on Dividends

Idaho Power’s ability to pay dividends on its common stock held by IDACORP and IDACORP’s ability to pay dividends on its common stock are limited to the extent payment of such dividends would violate the covenants in their respective credit facilities or Idaho Power’s Revised Code of Conduct. A covenant under IDACORP’s credit facility and Idaho Power’s credit facility requires IDACORP and Idaho Power to maintain leverage ratios of consolidated indebtedness to consolidated total capitalization, as defined therein, of no more than 65 percent at the end of each fiscal quarter.  At December 31, 2014, the leverage ratios for IDACORP and Idaho Power were 46 percent and 47 percent, respectively.  Based on these restrictions, IDACORP’s and Idaho Power’s dividends were limited to $1.1 billion and $944 million, respectively, at December 31, 2014.  There are additional facility covenants, subject to exceptions, that prohibit or restrict the sale or disposition of property without consent and any agreements restricting dividend payments to the company from any material subsidiary. At December 31, 2014, IDACORP and Idaho Power were in compliance with those covenants.

Idaho Power’s Revised Policy and Code of Conduct relating to transactions between and among Idaho Power, IDACORP, and other affiliates, which was approved by the IPUC in April 2008, provides that Idaho Power will not pay any dividends to IDACORP that will reduce Idaho Power’s common equity capital below 35 percent of its total adjusted capital without IPUC approval. At December 31, 2014, Idaho Power's common equity capital was 53 percent of its total adjusted capital. Further, Idaho Power must obtain approval from the OPUC before it can directly or indirectly loan funds or issue notes or give credit on its books to IDACORP.

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

The LTICP (for officers, key employees, and directors) permits the grant of stock options, restricted stock, performance shares, and several other types of stock-based awards.  The RSP (for officers and key employees) permits only the grant of restricted stock or performance-based restricted stock.  At December 31, 2014, the maximum number of shares available under the LTICP and RSP were 1,166,210 and 15,796, respectively, excluding (i) issued but unvested performance-based restricted shares and (ii) issued but unvested time-based restricted shares.

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

Performance-based restricted stock awards have three-year vesting periods and entitle the recipients to voting rights.  Unvested shares are restricted as to disposition, subject to forfeiture under certain circumstances, and subject to the attainment of specific performance conditions over the three-year vesting period.  The performance conditions are two equally-weighted metrics, cumulative earnings per share (CEPS) and total shareholder return (TSR) relative to a peer group.  Depending on the level of attainment of the performance conditions, the final number of shares awarded can range from zero to 150 percent of the target award.  Dividends are accrued during the vesting period and paid out based on the final number of shares awarded.

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

A summary of restricted stock and performance share activity is presented below.  Idaho Power share amounts represent the portion of IDACORP amounts related to Idaho Power employees:

	IDACORP		Idaho Power
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested shares at January 1, 2014	310,379	$36.88	305,984	$36.85
Shares granted	106,527	48.75	105,367	48.74
Shares forfeited	(35,298)	46.34	(35,298)	46.34
Shares vested	(126,535)	30.09	(125,657)	30.09
Nonvested shares at December 31, 2014	255,073	$43.90	250,396	$43.91

The total fair value of shares vested during the years ended December 31, 2014, 2013, and 2012 was $6.6 million, $5.0 million, and $4.9 million, respectively.  At December 31, 2014, IDACORP had $4.6 million of total unrecognized compensation cost related to nonvested share-based compensation that was expected to vest.  Idaho Power’s share of this amount was $4.6 million.  These costs are expected to be recognized over a weighted-average period of 1.69 years.  IDACORP uses original issue and/or treasury shares for these awards.

In 2014, a total of 14,599 shares were awarded to directors at a grant date fair value of $56.05 per share.  Directors elected to defer receipt of 8,004 of these shares, which are being held as deferred stock units with dividend equivalents reinvested in additional stock units.

Stock Options:  IDACORP has not granted any stock option awards since 2006 and has no plans to do so in the future. At December 31, 2014, there were no outstanding options.

Compensation Expense:  The following table shows the compensation cost recognized in income and the tax benefits resulting from these plans, as well as the amounts allocated to Idaho Power for those costs associated with Idaho Power’s employees (in thousands of dollars):

	IDACORP			Idaho Power
	2014	2013	2012	2014	2013	2012
Compensation cost	$5,609	$4,888	$4,696	$5,458	$4,783	$4,577
Income tax benefit	2,193	1,911	1,836	2,134	1,870	1,789

No equity compensation costs have been capitalized.

8.  EARNINGS PER SHARE

The following table presents the computation of IDACORP’s basic and diluted earnings per share (EPS) for the years ended December 31, 2014, 2013, and 2012 (in thousands, except for per share amounts):

	Year Ended December 31,
	2014	2013	2012
Numerator:
Net income attributable to IDACORP, Inc.	$193,480	$182,417	$173,014
Denominator:
Weighted-average common shares outstanding - basic	50,131	50,052	49,930
Effect of dilutive securities	68	74	80
Weighted-average common shares outstanding - diluted	50,199	50,126	50,010
Basic earnings per share	$3.86	$3.64	$3.47
Diluted earnings per share	$3.85	$3.64	$3.46

9.  COMMITMENTS

Purchase Obligations

At December 31, 2014, Idaho Power had the following long-term commitments relating to purchases of energy, capacity, transmission rights, and fuel (in thousands of dollars):

	2015	2016	2017	2018	2019	Thereafter
Cogeneration and power production	$181,468	$189,493	$229,255	$240,280	$238,501	$4,064,213
Power and transmission rights	6,370	5,416	3,337	1,199	1,105	4,487
Fuel	64,415	42,124	41,744	9,352	9,169	68,359

As of December 31, 2014, Idaho Power had 781 MW nameplate capacity of PURPA-related projects on-line, with an additional 521 MW nameplate capacity of projects projected to be on-line by June 1, 2017.  The power purchase contracts for these projects have original contract terms ranging from one to 35 years. Idaho Power's expenses associated with PURPA-related projects were approximately $145 million in 2014, $131 million in 2013, and $118 million in 2012.

In addition, Idaho Power has the following long-term commitments for lease guarantees, equipment, maintenance and services, and industry related fees (in thousands of dollars):

	2015	2016	2017	2018	2019	Thereafter
Operating leases	$162	$1,039	$1,065	$1,088	$1,167	$14,136
Equipment, maintenance, and service agreements	61,492	19,610	8,279	7,794	7,978	31,489
FERC and other industry-related fees	12,954	6,813	6,813	6,813	6,813	34,063

IDACORP’s expense for operating leases was approximately $5.9 million in 2014, $5.3 million in 2013, and $6.1 million in 2012.

Guarantees

Through a self-bonding mechanism, Idaho Power guarantees its portion of reclamation activities and obligations at BCC, of which IERCo owns a one-third interest.  This guarantee, which is renewed annually with the Wyoming Department of Environmental Quality, was $70 million at December 31, 2014, representing IERCo's one-third share of BCC's total reclamation obligation.  BCC has a reclamation trust fund set aside specifically for the purpose of paying these reclamation costs.  At December 31, 2014, the value of the reclamation trust fund was $67 million. During 2014 the reclamation trust fund distributed approximately $13 million for reclamation activity costs associated with the BCC surface mine. BCC periodically assesses the adequacy of the reclamation trust fund and its estimate of future reclamation costs.  To ensure that the reclamation trust fund maintains adequate reserves, BCC has the ability to add a per-ton surcharge to coal sales, all of which are made to the Jim Bridger plant.  Starting in 2010, BCC began applying a nominal surcharge to coal sales in order to maintain adequate reserves in the reclamation trust fund.  Because of the existence of the fund and the ability to apply a per-ton surcharge, the estimated fair value of this guarantee is minimal.

IDACORP and Idaho Power enter into financial agreements and power purchase and sale agreements that include indemnification provisions relating to various forms of claims or liabilities that may arise from the transactions contemplated by these agreements.  Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnification provisions cannot be reasonably estimated.  IDACORP and Idaho Power periodically evaluate the likelihood of incurring costs under such indemnities based on their historical experience and the evaluation of the specific indemnities.  As of December 31, 2014, management believes the likelihood is remote that IDACORP or Idaho Power would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnification obligations.  Neither IDACORP nor Idaho Power has recorded any liability on their respective consolidated balance sheets with respect to these indemnification obligations.

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

Western Energy Proceedings

High prices for electricity, energy shortages, and blackouts in California and in western wholesale markets during 2000 and 2001 caused numerous purchasers of electricity in those markets to initiate proceedings seeking refunds or other forms of relief and the FERC to initiate its own investigations. Some of these proceedings remain pending before the FERC or are on appeal to the United States Court of Appeals for the Ninth Circuit. Idaho Power and IESCo (as successor to IDACORP Energy L.P.) believe that settlement releases they have obtained will restrict potential claims that might result from the disposition of pending proceedings and predict that these matters will not have a material adverse effect on IDACORP's or Idaho Power's results of operations or financial condition. However, the settlements and associated FERC orders have not fully eliminated the potential for so-called "ripple claims," which involve potential claims for refunds in the Pacific Northwest markets from an upstream seller of power based on a finding that its downstream buyer was liable for refunds as a seller of power during the relevant period. The FERC has characterized these ripple claims as "speculative." However, the FERC has refused to dismiss Idaho Power and IESCo from the proceedings in the Pacific Northwest and refused to approve portions of two settlements that provided for waivers of claims in those proceedings, despite only limited objections from two market participants to one of the two settlements and no objections to the other settlement. Idaho Power and IESCo have petitions for review of the FERC's decisions refusing to approve the waiver provision of the settlements, on the basis that the FERC failed to apply its established precedents and rules. The petitions for review are pending in the Ninth Circuit Court of Appeals.

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

Other Proceedings

IDACORP and Idaho Power are parties to legal claims and legal and regulatory actions and proceedings in the ordinary course of business that are in addition to those discussed above and, as noted above, records an accrual for associated loss contingencies when they are probable and reasonably estimable. As of the date of this report the companies believe that resolution of those matters will not have a material adverse effect on their respective consolidated financial statements. Idaho Power is also actively monitoring various pending environmental regulations, including the EPA's proposed rule under Section 111(d) of the Clean Air Act, that may have a significant impact on its future operations. Given uncertainties regarding the outcome, timing, and compliance plans for these environmental matters, Idaho Power is unable to estimate the financial impact of these regulations but does believe that future capital investment for infrastructure and modifications to its electric generating facilities to comply with these regulations could be significant.

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

Idaho Power’s funding policy for the pension plan is to contribute at least the minimum required under the Employee Retirement Income Security Act of 1974 (ERISA) but not more than the maximum amount deductible for income tax purposes.  In 2014, 2013, and 2012 Idaho Power elected to contribute more than the minimum required amounts in order to bring the pension plan to a more funded position, to reduce future required contributions, and to reduce Pension Benefit Guaranty Corporation premiums.

The following table summarizes the changes in benefit obligations and plan assets of these plans (in thousands of dollars):

	Pension Plan		SMSP
	2014	2013	2014	2013

Change in projected benefit obligation:
Benefit obligation at January 1	$695,093	$767,692	$77,773	$80,515
Service cost	25,292	31,357	1,645	2,178
Interest cost	35,415	31,830	3,856	3,258
Actuarial loss (gain)	114,496	(112,215)	15,324	(4,663)
Benefits paid	(25,484)	(23,571)	(4,188)	(3,515)
Projected benefit obligation at December 31	844,812	695,093	94,410	77,773
Change in plan assets:
Fair value at January 1	545,092	460,862	—	—
Actual return on plan assets	10,111	77,801	—	—
Employer contributions	30,000	30,000	—	—
Benefits paid	(25,484)	(23,571)	—	—
Fair value at December 31	559,719	545,092	—	—
Funded status at end of year	$(285,093)	$(150,001)	$(94,410)	$(77,773)
Amounts recognized in the statement of financial position consist of:
Other current liabilities	$—	$—	$(4,193)	$(3,905)
Noncurrent liabilities	(285,093)	(150,001)	(90,217)	(73,868)
Net amount recognized	$(285,093)	$(150,001)	$(94,410)	$(77,773)
Amounts recognized in accumulated other comprehensive income consist of:
Net loss	$263,350	$120,587	$38,808	$26,102
Prior service cost	295	642	857	1,077
Subtotal	263,645	121,229	39,665	27,179
Less amount recorded as regulatory asset	(263,645)	(121,229)	—	—
Net amount recognized in accumulated other comprehensive income	$—	$—	$39,665	$27,179
Accumulated benefit obligation	$719,617	$591,649	$84,684	$70,530

The actuarial loss affecting the change in projected benefit obligations from December 31, 2013 to December 31, 2014 is due to the reduction in the discount rates, as identified in the plan assumptions table included later in this footnote.

As a non-qualified plan, the SMSP has no plan assets. However, Idaho Power has a Rabbi trust designated to provide funding for SMSP obligations. The Rabbi trust holds investments in marketable securities and corporate-owned life insurance. The fair value of these investments was approximately $65.0 million and $59.2 million at December 31, 2014 and 2013, respectively, and is reflected in Investments and in Company-owned life insurance on the consolidated balance sheets.

The following table shows the components of net periodic benefit cost for these plans (in thousands of dollars). For purposes of calculating the expected return on plan assets, the market-related value of assets is equal to the fair value of the assets.

	Pension Plan			SMSP
	2014	2013	2012	2014	2013	2012
Service cost	$25,292	$31,357	$25,571	$1,645	$2,178	$2,151
Interest cost	35,415	31,830	31,489	3,856	3,258	3,218
Expected return on assets	(42,289)	(35,755)	(31,737)	—	—	—
Amortization of net loss	3,911	17,118	14,114	2,618	2,840	1,530
Amortization of prior service cost	347	347	347	220	212	212
Net periodic pension cost	22,676	44,897	39,784	8,339	8,488	7,111
Adjustments due to the effects of regulation(1)	12,124	(9,013)	(5,860)	—	—	—
Net periodic benefit cost recognized for financial reporting	$34,800	$35,884	$33,924	$8,339	$8,488	$7,111

(1) Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, income statement recognition of pension plan costs is deferred until costs are recovered through rates.

The following table shows the components of other comprehensive income for the plans (in thousands of dollars):

	Pension Plan			SMSP
	2014	2013	2012	2014	2013	2012
Actuarial (loss) gain during the year	$(146,674)	$154,261	$(60,448)	$(15,324)	$4,664	$(13,335)
Reclassification adjustments for:
Amortization of net loss	3,911	17,118	14,114	2,618	2,840	1,530
Amortization of prior service cost	347	347	347	220	212	212
Adjustment for deferred tax effects	55,678	(67,136)	17,979	4,881	(3,017)	4,532
Adjustment due to the effects of regulation	86,738	(104,590)	28,008	—	—	—
Other comprehensive income recognized related to pension benefit plans	$—	$—	$—	$(7,605)	$4,699	$(7,061)

In 2015, IDACORP and Idaho Power expect to recognize as components of net periodic benefit cost $18.8 million from amortizing amounts recorded in accumulated other comprehensive income (or as a regulatory asset for the pension plan) as of December 31, 2014, relating to the pension plan and SMSP.  This amount consists of $14.2 million of amortization of net loss and $0.2 million of amortization of prior service cost for the pension plan, and $4.2 million of amortization of net loss and $0.2 million of amortization of prior service cost for the SMSP.

The following table summarizes the expected future benefit payments of these plans (in thousands of dollars):

	2015	2016	2017	2018	2019	2020-2024
Pension Plan	$27,634	$29,938	$32,428	$35,036	$37,644	$226,411
SMSP	4,274	4,198	4,262	4,134	4,291	23,868

As of December 31, 2014, IDACORP's and Idaho Power's minimum required contributions to the pension plan are estimated to be zero in 2015, though Idaho Power plans to contribute at least $20 million to the pension plan during 2015.

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

The following table summarizes the changes in benefit obligation and plan assets (in thousands of dollars):

	2014	2013
Change in accumulated benefit obligation:
Benefit obligation at January 1	$57,341	$72,547
Service cost	1,011	1,315
Interest cost	2,841	2,633
Actuarial loss (gain)	7,026	(16,788)
Benefits paid(1)	(2,220)	(2,366)
Benefit obligation at December 31	65,999	57,341
Change in plan assets:
Fair value of plan assets at January 1	37,111	33,387
Actual return on plan assets	3,888	6,212
Employer contributions(1)	(404)	(122)
Benefits paid(1)	(2,220)	(2,366)
Fair value of plan assets at December 31	38,375	37,111
Funded status at end of year (included in noncurrent liabilities)	$(27,624)	$(20,230)

(1) Contributions and benefits paid are each net of $3,379 thousand and $3,272 thousand of plan participant contributions, and $344 thousand and $372 thousand of Medicare Part D subsidy receipts for 2014 and 2013, respectively.

Amounts recognized in accumulated other comprehensive income consist of the following (in thousands of dollars):

	2014	2013
Net loss	$759	$(4,974)
Prior service cost	145	328
Subtotal	904	(4,646)
Less amount recognized in regulatory assets	(904)	4,646
Net amount recognized in accumulated other comprehensive income	$—	$—

The net periodic postretirement benefit cost was as follows (in thousands of dollars):

	2014	2013	2012
Service cost	$1,011	$1,315	$1,292
Interest cost	2,841	2,633	3,135
Expected return on plan assets	(2,595)	(2,328)	(2,234)
Amortization of net loss	—	98	384
Amortization of prior service cost	183	(229)	(422)
Amortization of unrecognized transition obligation	—	—	2,040
Net periodic postretirement benefit cost	$1,440	$1,489	$4,195

The following table shows the components of other comprehensive income for the plan (in thousands of dollars):

	2014	2013	2012
Actuarial (loss) gain during the year	$(5,733)	$20,673	$(2,068)
Reclassification adjustments for:
Amortization of net loss	—	98	384
Amortization of prior service cost	183	(229)	(422)
Amortization of unrecognized transition obligation	—	—	2,040
Adjustment for deferred tax effects	2,170	(8,031)	(153)
Adjustment due to the effects of regulation	3,380	(12,511)	219
Other comprehensive income related to postretirement benefit plans	$—	$—	$—

In 2015, IDACORP and Idaho Power expect to recognize as components of net periodic benefit cost $15 thousand from amortizing amounts recorded in accumulated other comprehensive income as of December 31, 2014, relating to the postretirement benefit plan.  The entire amount represents $15 thousand of amortization of prior service cost.

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

The following table summarizes the expected future benefit payments of the postretirement benefit plan and expected Medicare Part D subsidy receipts (in thousands of dollars):

	2015	2016	2017	2018	2019	2020-2024
Expected benefit payments	$3,970	$4,040	$4,090	$4,160	$4,210	$21,310
Expected Medicare Part D subsidy receipts	390	430	470	520	560	3,560

Plan Assumptions

The following table sets forth the weighted-average assumptions used at the end of each year to determine benefit obligations for all Idaho Power-sponsored pension and postretirement benefits plans:

	Pension Plan		SMSP		Postretirement Benefits
	2014	2013	2014	2013	2014	2013
Discount rate	4.25%	5.20%	4.20%	5.10%	4.20%	5.15%
Rate of compensation increase(1)	4.30%	4.38%	4.50%	4.50%	—	—
Medical trend rate	—	—	—	—	6.4%	6.8%
Dental trend rate	—	—	—	—	5.0%	5.0%
Measurement date	12/31/2014	12/31/2013	12/31/2014	12/31/2013	12/31/2014	12/31/2013

(1) The 2014 rate of compensation increase assumption for the pension plan includes an inflation component of 2.75% plus a 1.55% composite merit increase component that is based on employees' years of service. Merit salary increases are assumed to be 8.0% for employees in their first year of service and scale down to 0% for employees in their fortieth year of service and beyond.

The following table sets forth the weighted-average assumptions used to determine net periodic benefit cost for all Idaho Power-sponsored pension and postretirement benefit plans:

	Pension Plan			SMSP			Postretirement Benefits
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Discount rate	5.20%	4.20%	4.90%	5.10%	4.15%	5.10%	5.15%	4.20%	5.05%
Expected long-term rate of return on assets	7.75%	7.75%	7.75%	—	—	—	7.25%	7.25%	7.25%
Rate of compensation increase	4.30%	4.38%	4.35%	4.50%	4.50%	4.50%	—	—	—
Medical trend rate	—	—	—	—	—	—	6.4%	6.8%	6.5%
Dental trend rate	—	—	—	—	—	—	5.0%	5.0%	5.0%

The assumed health care cost trend rate used to measure the expected cost of health benefits covered by the postretirement plan was 6.4 percent in 2014 and is assumed to decrease gradually to 5.1 percent by 2093.  The assumed dental cost trend rate used to measure the expected cost of dental benefits covered by the plan was 5.0 percent for all years.  A one percentage point change in the assumed health care cost trend rate would have the following effects at December 31, 2014 (in thousands of dollars):

	One-Percentage-Point
	Increase	Decrease
Effect on total of cost components	$325	$(241)
Effect on accumulated postretirement benefit obligation	3,426	(2,657)

Plan Assets

Pension Asset Allocation Policy: The target allocation and actual allocations at December 31, 2014 for the pension asset portfolio by asset class is set forth below:

Asset Class	Target Allocation	Actual Allocation December 31, 2014
Debt securities	24%	24%
Equity securities	54%	55%
Real estate	6%	6%
Other plan assets	16%	15%
Total	100%	100%

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

Rate-of-return projections for plan assets are based on historical risk/return relationships among asset classes.  The primary measure is the historical risk premium each asset class has delivered versus the yield on the Moody's AA Corporate Bond Index.  This historical risk premium is then added to the current yield on the Moody's AA Corporate Bond Index.  Additional analysis is performed to measure the expected range of returns, as well as worst-case and best-case scenarios.  Based on the current low interest rate environment, current rate-of-return expectations are lower than the nominal returns generated over the past 20 years when interest rates were generally much higher.

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

	Level 1	Level 2	Level 3	Total
Assets at December 31, 2014
Pension plan assets:
Cash and cash equivalents	$19,190	$—	$—	$19,190
Short-term bonds	—	10,991	—	10,991
Intermediate bonds	—	101,867	—	101,867
Long-term bonds	—	21,615	—	21,615
Equity Securities: Large-Cap	66,151	—	—	66,151
Equity Securities: Mid-Cap	68,974	—	—	68,974
Equity Securities: Small-Cap	50,972	—	—	50,972
Equity Securities: Micro-Cap	22,962	—	—	22,962
Equity Securities: International	6,555	57,705	—	64,260
Equity Securities: Emerging Markets	8,629	22,915	—	31,544
Real estate	—	—	33,996	33,996
Private market investments	—	—	37,118	37,118
Commodities funds	—	30,079	—	30,079
Total pension assets	$243,433	$245,172	$71,114	$559,719
Postretirement plan assets(1)	$11	$38,364	$—	$38,375

Assets at December 31, 2013
Pension plan assets:
Cash and cash equivalents	$33,030	$—	$—	$33,030
Short-term bonds	—	11,068	—	11,068
Intermediate bonds	—	76,312	—	76,312
Long-term bonds	—	19,024	—	19,024
Equity Securities: Large-Cap	71,042	—	—	71,042
Equity Securities: Mid-Cap	23,346	23,112	—	46,458
Equity Securities: Small-Cap	48,998	—	—	48,998
Equity Securities: Micro-Cap	24,687	—	—	24,687
Equity Securities: International	19,128	74,908	—	94,036
Equity Securities: Emerging Markets	3,523	22,107	—	25,630
Equity Securities: Market Neutral	3,870	—	—	3,870
Real estate	—	—	28,019	28,019
Private market investments	—	—	33,709	33,709
Commodities funds	—	29,209	—	29,209
Total pension assets	$227,624	$255,740	$61,728	$545,092
Postretirement plan assets(1)	$75	$37,036	$—	$37,111

(1) The postretirement benefits assets are primarily life insurance contracts.

For the year ended December 31, 2014, the only significant transfer in and out of Levels 1, 2, or 3 was $23.1 million of mid-cap equity security investments that were transferred from Level 2 to Level 1. For the year ended December 31, 2013, there were no significant transfers into or out of Levels 1, 2, or 3.

The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3) (in thousands of dollars):

	Private Equity	Real Estate	Total
Beginning balance - January 1, 2013	$30,507	$27,874	$58,381
Realized gains	—	739	739
Unrealized gains	2,941	1,579	4,520
Purchases	89	4,726	4,815
Sales	—	(6,899)	(6,899)
Settlements	172	—	172
Ending balance - December 31, 2013	33,709	28,019	61,728
Realized gains	1,430	866	2,296
Unrealized (losses) gains	(545)	1,305	760
Purchases	2,434	3,806	6,240
Settlements	90	—	90
Ending balance - December 31, 2014	$37,118	$33,996	$71,114

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

Employee Savings Plan

Idaho Power has a defined contribution plan designed to comply with Section 401(k) of the Internal Revenue Code and that covers substantially all employees.  Idaho Power matches specified percentages of employee contributions to the plan.  Matching annual contributions were approximately $7 million each year from 2012 to 2014.

Post-employment Benefits

Idaho Power provides certain benefits to former or inactive employees, their beneficiaries, and covered dependents after employment but before retirement, in addition to the health care benefits required under the Consolidated Omnibus Budget Reconciliation Act.  These benefits include salary continuation, health care and life insurance for those employees found to be disabled under Idaho Power’s disability plans, and health care for surviving spouses and dependents.  Idaho Power accrues a liability for such benefits.  The post employment benefit amounts included in other deferred credits on IDACORP’s and Idaho Power’s consolidated balance sheets at December 31, 2014 and 2013 are $2.0 million and $1.9 million, respectively.

12.  PROPERTY, PLANT AND EQUIPMENT AND JOINTLY-OWNED PROJECTS

The following table presents the major classifications of Idaho Power’s utility plant in service, annual depreciation provisions as a percent of average depreciable balance, and accumulated provision for depreciation for the years 2014 and 2013 (in thousands of dollars):

	2014		2013
	Balance	Avg Rate	Balance	Avg Rate
Production	$2,316,941	2.48%	$2,272,381	2.47%
Transmission	1,016,207	2.03%	974,697	2.01%
Distribution	1,516,933	2.72%	1,459,666	2.72%
General and Other	398,131	5.49%	373,658	5.91%
Total in service	5,248,212	2.68%	5,080,402	2.69%
Accumulated provision for depreciation	(1,841,011)		(1,766,680)
In service - net	$3,407,201		$3,313,722

Idaho Power's ownership interest in three jointly-owned generating facilities is included in the table above.  Under the joint operating agreements for these facilities, each participating utility is responsible for financing its share of construction, operating, and leasing costs.  Idaho Power's proportionate share of operating expenses for each facility is included in the Consolidated Statements of Income. These jointly-owned facilities, including balance sheet amounts and the extent of Idaho Power’s participation, were as follows at December 31, 2014 (in thousands of dollars):

Name of Plant	Location	Utility Plant in Service	Construction Work in Progress	Accumulated Provision for Depreciation	Ownership %	MW(1)
Jim Bridger Units 1-4	Rock Springs, WY	$569,220	$59,394	$293,432	33	771
Boardman	Boardman, OR	80,951	125	60,031	10	64
Valmy Units 1 and 2	Winnemucca, NV	372,791	19,023	193,756	50	284

(1) Idaho Power’s share of nameplate capacity.

IERCo, Idaho Power’s wholly-owned subsidiary, is a joint venturer in BCC.  Idaho Power’s coal purchases from the joint venture were $79 million in 2014 and 2013, and $75 million in 2012.

Idaho Power has contracts to purchase the energy from four PURPA qualified facilities that are 50 percent owned by Ida-West.  Idaho Power’s power purchases from these facilities were $9 million each year from 2012 to 2014.

See Note 1 for a discussion of the property of IDACORP’s consolidated VIE.

13.  ASSET RETIREMENT OBLIGATIONS (ARO)

The guidance relating to accounting for AROs requires that legal obligations associated with the retirement of property, plant, and equipment be recognized as a liability at fair value when incurred and when a reasonable estimate of the fair value of the liability can be made.  Under the guidance, when a liability is initially recorded, the entity increases the carrying amount of the related long-lived asset to reflect the future retirement cost.  Over time, the liability is accreted to its estimated settlement value and paid, and the capitalized cost is depreciated over the useful life of the related asset.  If, at the end of the asset’s life, the recorded liability differs from the actual obligations paid, a gain or loss would be recognized.  As a rate-regulated entity, Idaho Power records regulatory assets or liabilities instead of accretion, depreciation, and gains or losses, as approved by the IPUC.  The regulatory assets recorded under this order do not earn a return on investment. Beginning June 1, 2012, accretion, depreciation, and gains or losses related to the Boardman generating facility have been exempted from such regulatory treatment as Idaho Power is now collecting amounts related to the decommissioning of Boardman in rates.

Idaho Power’s recorded AROs relate to the removal of polychlorinated biphenyl-contaminated equipment at its distribution facilities and the reclamation and removal costs at its jointly-owned coal-fired generation facilities.  In 2014, changes in estimates at its distribution facilities and at the coal-fired generation facilities resulted in a net decrease of $4.1 million in the recorded AROs. The decrease in the AROs in 2014 is primarily due to decreases in estimated future costs related to evaporation ponds at the Valmy generating facility.

Idaho Power also has additional AROs associated with its transmission system, hydroelectric facilities, natural gas-fired generation facilities, and jointly owned coal-fired generation facilities; however, due to the indeterminate removal date, the fair value of the associated liabilities currently cannot be estimated and no amounts are recognized in the consolidated financial statements.

The regulated operations of Idaho Power also collect removal costs in rates for certain assets that do not have associated AROs.  Idaho Power is required to redesignate these removal costs as regulatory liabilities.  See Note 3 for the removal costs recorded as regulatory liabilities on IDACORP’s and Idaho Power’s consolidated balance sheets as of December 31, 2014 and 2013.

The following table presents the changes in the carrying amount of AROs (in thousands of dollars):

	2014	2013
Balance at beginning of year	$25,765	$22,982
Accretion expense	1,061	1,041
Revisions in estimated cash flows	(4,140)	2,722
Liability settled	(756)	(980)
Balance at end of year	$21,930	$25,765

14.  INVESTMENTS

The table below summarizes IDACORP’s and Idaho Power’s investments as of December 31 (in thousands of dollars):

	2014	2013
Idaho Power investments:
Bridger Coal Company (equity method investment)	$96,219	$88,990
Available-for-sale equity securities	44,942	41,119
Executive deferred compensation plan investments	141	1,153
Other investments	1	1
Total Idaho Power investments	141,303	131,263
Investments in affordable housing (IDACORP Financial Services)	12,762	17,372
Ida-West joint ventures (equity method investments)	11,393	11,454
Total IDACORP investments	$165,458	$160,089

Equity Method Investments

Idaho Power, through its subsidiary IERCo, is a 33 percent owner of BCC.  Ida-West, through separate subsidiaries, owns 50 percent of three electric generation projects that are accounted for using the equity method:  South Forks Joint Venture; Hazelton/Wilson Joint Venture, and Snow Mountain Hydro LLC.  All projects are reviewed periodically for impairment.  The table below presents IDACORP’s and Idaho Power’s earnings (loss) of unconsolidated equity-method investments (in thousands of dollars):

	2014	2013	2012
Bridger Coal Company (Idaho Power)	$10,814	$10,242	$9,412
Ida-West joint ventures	1,614	1,707	2,215
Other	(56)	(10)	(10)
Total	$12,372	$11,939	$11,617

Investments in Equity Securities

Investments in securities classified as available-for-sale securities are reported at fair value.  Any unrealized gains or losses on available-for-sale securities are included in income, as the fair value option has been elected for these instruments. Unrealized gains and losses on available-for-sale securities were immaterial at December 31, 2014 and December 31, 2013.

The following table summarizes sales of available-for-sale securities (in thousands of dollars):

	2014	2013	2012
Proceeds from sales	$—	$25,661	$—
Gross realized gains from sales	—	11,637	—
Gross realized losses from sales	—	—	—

At the end of each reporting period, IDACORP and Idaho Power analyze securities in loss positions to determine whether they have experienced a decline in market value that is considered other-than-temporary.  At December 31, 2014 and December 31, 2013, there were no indicators of other-than-temporary impairment related to IDACORP's and Idaho Power's investments.

Investments in Affordable Housing

IFS invests primarily in affordable housing developments, which provide a return principally by reducing federal and state income taxes through tax credits and accelerated tax depreciation benefits. IFS has focused on a diversified approach to its investment strategy in order to limit both geographic and operational risk with most of IFS’s investments having been made through syndicated funds.

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

The table below presents the gains and losses on derivatives not designated as hedging instruments for the years ended December 31, 2014 and 2013 (in thousands of dollars):

	Location of Realized Gain/(Loss) on Derivatives Recognized in Income	Gain/(Loss) on Derivatives Recognized in Income(1)
		2014	2013	2012
Financial swaps	Off-system sales	$(4,119)	$(2,637)	$15,104
Financial swaps	Purchased power	(1,416)	947	(6,280)
Financial swaps	Fuel expense	3,862	731	(6,359)
Financial swaps	Other operations and maintenance	(158)	35	(302)
Forward contracts	Off-system sales	277	185	—
Forward contracts	Purchased power	(279)	(196)	—
Forward contracts	Fuel expense	94	217	(1,755)
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

Derivative Instrument Summary

The table below presents the fair values and locations of derivative instruments not designated as hedging instruments recorded on the balance sheets and reconciles the gross amounts of derivatives recognized as assets and as liabilities to the net amounts presented in the balance sheets at December 31, 2014 and 2013 (in thousands of dollars):

		Asset Derivatives				Liability Derivatives
	Balance Sheet Location	Gross Fair Value	Amounts Offset		Net Assets	Gross Fair Value	Amounts Offset		Net Liabilities

December 31, 2014
Current:
Financial swaps	Other current assets	$2,509	$(2,002)	(1)	$507	$756	$(756)		$—
Financial swaps	Other current liabilities	379	(379)		—	4,335	(379)		3,956
Forward contracts	Other current assets	64	—		64	—	—		—
Forward contracts	Other current liabilities	—	—		—	5	—		5
Long-term:
Forward contracts	Other assets	63	—		63	—	—		—
Total		$3,015	$(2,381)		$634	$5,096	$(1,135)		$3,961
December 31, 2013
Current:
Financial swaps	Other current assets	$1,451	$(175)		$1,276	$175	$(175)		$—
Financial swaps	Other current liabilities	373	(373)		—	1,975	(1,429)	(1)	546
Forward contracts	Other current assets	109	—		109	—	—		—
Forward contracts	Other current liabilities	—	—		—	26	—		26
Long-term:
Financial swaps	Other assets	189	(28)		161	28	(28)		—
Forward contracts	Other assets	126	—		126	—	—		—
Total		$2,248	$(576)		$1,672	$2,204	$(1,632)		$572

(1) Current asset and current liability derivative amounts offset include $1.2 million and $1.1 million of collateral payable and receivable for the periods ending December 31, 2014 and 2013, respectively.

The table below presents the volumes of derivative commodity forward contracts and swaps outstanding at December 31, 2014 and 2013 (in thousands of units):

		December 31,
Commodity	Units	2014	2013
Electricity purchases	MWh	115	89
Electricity sales	MWh	238	603
Natural gas purchases	MMBtu	6,913	10,804
Natural gas sales	MMBtu	409	555
Diesel purchases	Gallons	243	906

Credit Risk

At December 31, 2014, Idaho Power did not have material credit risk exposure from financial instruments, including derivatives.  Idaho Power monitors credit risk exposure through reviews of counterparty credit quality, corporate-wide counterparty credit exposure, and corporate-wide counterparty concentration levels.  Idaho Power manages these risks by establishing credit and concentration limits on transactions with counterparties and requiring contractual guarantees, cash deposits, or letters of credit from counterparties or their affiliates, as deemed necessary.  Idaho Power’s physical power contracts are commonly under Western Systems Power Pool agreements, physical gas contracts are usually under North American Energy Standards Board contracts, and financial transactions are usually under International Swaps and Derivatives Association, Inc. contracts. These contracts contain adequate assurance clauses requiring collateralization if a counterparty has debt that is downgraded below investment grade by at least one rating agency.

Credit-Contingent Features

Certain of Idaho Power's derivative instruments contain provisions that require Idaho Power's unsecured debt to maintain an investment grade credit rating from Moody's Investors Service and Standard & Poor's Ratings Services.  If Idaho Power's unsecured debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions.  The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position at December 31, 2014, was $5.1 million.  Idaho Power posted no cash collateral related to this amount.  If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2014, Idaho Power would have been required to post an additional $5.9 million of cash collateral to its counterparties.

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

IDACORP’s and Idaho Power’s assessment of a particular input's significance to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy.  An item recorded at fair value is reclassified among levels when changes in the nature of valuation inputs cause the item to no longer meet the criteria for the level in which it was previously categorized. There were no transfers between levels or material changes in valuation techniques or inputs during the years ended December 31, 2014 and 2013.

The following table presents information about IDACORP’s and Idaho Power’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013 (in thousands of dollars):

	December 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivatives	$506	$128	$—	$634	$1,437	$235	$—	$1,672
Money market funds	100	—	—	100	100	—	—	100
Trading securities: Equity securities	141	—	—	141	1,153	—	—	1,153
Available-for-sale securities: Equity securities	44,942	—	—	44,942	41,119	—	—	41,119
Liabilities:
Derivatives	$17	$3,944	$—	$3,961	$546	$26	$—	$572

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

The table below presents the carrying value and estimated fair value of financial instruments that are not reported at fair value, as of December 31, 2014 and 2013, using available market information and appropriate valuation methodologies (in thousands of dollars):

	December 31, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(thousands of dollars)
IDACORP
Assets:
Notes receivable(1)	$3,804	$3,804	$3,472	$3,472
Liabilities:
Long-term debt(1)	1,615,502	1,788,197	1,616,322	1,600,248
Idaho Power
Liabilities:
Long-term debt(1)	$1,615,502	$1,788,197	$1,616,322	$1,600,248

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

The table below summarizes the segment information for IDACORP’s utility operations and the total of all other segments, and reconciles this information to total enterprise amounts (in thousands of dollars):

	Utility Operations	All Other	Eliminations	Consolidated Total
2014
Revenues	$1,278,651	$3,873	$—	$1,282,524
Operating income	253,437	259	—	253,696
Other income	21,517	37	—	21,554
Interest income	2,705	34	(34)	2,705
Equity-method income	10,814	1,558	—	12,372
Interest expense	79,570	265	(34)	79,801
Income before income taxes	208,903	1,623	—	210,526
Income tax expense (benefit)	19,516	(2,744)	—	16,772
Income attributable to IDACORP, Inc.	189,387	4,093	—	193,480
Total assets	5,620,322	109,044	(12,513)	5,716,853
Expenditures for long-lived assets	273,911	183	—	274,094

2013
Revenues	$1,243,098	$3,116	$—	$1,246,214
Operating income	291,691	51	—	291,742
Other income	29,288	152	—	29,440
Interest income	2,426	44	(39)	2,431
Equity-method income	10,242	1,697	—	11,939
Interest expense	80,646	425	(39)	81,032
Income before income taxes	253,001	1,519	—	254,520
Income tax expense (benefit)	76,260	(4,034)	—	72,226
Income attributable to IDACORP, Inc.	176,741	5,676	—	182,417
Total assets	5,266,411	109,541	(11,389)	5,364,563
Expenditures for long-lived assets	235,306	4	—	235,310

2012
Revenues	$1,076,725	$3,937	$—	$1,080,662
Operating income	242,179	423	—	242,602
Other income	23,996	368	—	24,364
Interest income	1,980	380	(81)	2,279
Equity-method income	9,412	2,205	—	11,617
Interest expense	73,429	521	(81)	73,869
Income before income taxes	204,138	2,854	—	206,992
Income tax expense (benefit)	35,970	(2,165)	—	33,805
Income attributable to IDACORP, Inc.	168,168	4,846	—	173,014
Total assets	5,215,711	87,522	(11,943)	5,291,290
Expenditures for long-lived assets	239,761	27	—	239,788

18.  OTHER INCOME AND EXPENSE

The following table presents the components of IDACORP’s Other income, net and Idaho Power's Other (expense) income, net (in thousands of dollars):

IDACORP - Other income, net	2014	2013	2012
Investment income, net	$2,655	$2,373	$2,280
Carrying charges on regulatory assets	1,949	2,204	1,714
Gain on sale of investments	—	11,637	—
Other income	588	852	409
Life insurance proceeds, net of premiums	1,164	18	14
Other expenses	(28)	(71)	(208)
Total	$6,328	$17,013	$4,209
Idaho Power - Other (expense) income, net
Investment income, net	$2,655	$2,369	$1,980
Carrying charges on regulatory assets	1,949	2,204	1,714
Gain on sale of investments	—	11,637	—
Other income	551	700	271
SMSP expense	(8,339)	(8,488)	(7,111)
Life insurance proceeds, net of premiums	1,164	18	14
Other expense	(2,343)	(2,668)	(1,850)
Total	$(4,363)	$5,772	$(4,982)

19. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income includes net income, unrealized holding gains and losses on available-for-sale marketable securities, and amounts related to the SMSP. The table below presents changes in components of accumulated other comprehensive income (AOCI), net of tax, during the years ended December 31, 2014, 2013, and 2012 (in thousands of dollars). Items in parentheses indicate reductions to AOCI.

	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Total
December 31, 2014
Balance at beginning of period	$—	$(16,553)	$(16,553)
Other comprehensive income before reclassifications	—	(9,333)	(9,333)
Amounts reclassified out of AOCI	—	1,728	1,728
Net current-period other comprehensive income	—	(7,605)	(7,605)
Balance at end of period	$—	$(24,158)	$(24,158)
December 31, 2013
Balance at beginning of period	$4,136	$(21,252)	$(17,116)
Other comprehensive income before reclassifications	2,951	2,840	5,791
Amounts reclassified out of AOCI	(7,087)	1,859	(5,228)
Net current-period other comprehensive income	(4,136)	4,699	563
Balance at end of period	$—	$(16,553)	$(16,553)
December 31, 2012
Balance at beginning of period	$2,569	$(14,191)	$(11,622)
Other comprehensive income before reclassifications	1,567	(8,122)	(6,555)
Amounts reclassified out of AOCI	—	1,061	1,061
Net current-period other comprehensive income	1,567	(7,061)	(5,494)
Balance at end of period	$4,136	$(21,252)	$(17,116)

The table below presents amounts reclassified out of components of AOCI and the income statement location of those amounts reclassified during the years ended December 31, 2014, 2013, and 2012 (in thousands of dollars). Items in parentheses indicate increases to net income.

	Amount Reclassified from AOCI
	Year Ended December 31,
	2014	2013	2012
Unrealized gains on available-for-sale securities
Realized gain on sale of securities, before tax(1)	$—	$(11,637)	$—
Tax benefit(2)	—	4,550	—
Net of tax	—	(7,087)	—

Amortization of defined benefit pension items(3)
Prior service cost	220	212	212
Net loss	2,618	2,839	1,530
Total before tax	2,838	3,051	1,742
Tax benefit(2)	(1,110)	(1,192)	(681)
Net of tax	1,728	1,859	1,061
Total reclassification for the period	$1,728	$(5,228)	$1,061

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

20.  RELATED PARTY TRANSACTIONS

IDACORP: Idaho Power performs corporate functions such as financial, legal, and management services for IDACORP and its subsidiaries.  Idaho Power charges IDACORP for the costs of these services based on service agreements and other specifically identified costs.  For these services Idaho Power billed IDACORP $1.4 million in 2014, $1.0 million in 2013, and $0.8 million in 2012.

Ida-West: Idaho Power purchases all of the power generated by four of Ida-West’s hydroelectric projects located in Idaho.  Idaho Power paid $9 million to Ida-West in each year from 2012 to 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
IDACORP, Inc.
Boise, Idaho

We have audited the accompanying consolidated balance sheets of IDACORP, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014.  Our audits also included the financial statement schedules listed in the Index at Item 8.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of IDACORP, Inc. and subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boise, Idaho
February 19, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Idaho Power Company
Boise, Idaho

We have audited the accompanying consolidated balance sheets of Idaho Power Company and subsidiary (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, retained earnings, and cash flows for each of the three years in the period ended December 31, 2014.  Our audits also included the financial statement schedule listed in the Index at Item 8.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Idaho Power Company and subsidiary at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boise, Idaho
February 19, 2015

SUPPLEMENTAL FINANCIAL INFORMATION, UNAUDITED

QUARTERLY FINANCIAL DATA

The following unaudited information is presented for each quarter of 2014 and 2013 (in thousands of dollars, except for per share amounts).  In the opinion of each company, all adjustments necessary for a fair statement of such amounts for such periods have been included.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  Accordingly, earnings information for any three-month period should not be considered as a basis for estimating operating results for a full fiscal year.  Amounts are based upon quarterly statements and the sum of the quarters may not equal the annual amount reported.

	Quarter Ended
	March 31	June 30	September 30	December 31
IDACORP, Inc.
2014
Revenues	$292,719	$317,783	$382,201	$289,821
Operating income	48,578	71,809	105,722	27,586
Net income	27,185	44,697	87,234	34,638
Net income attributable to IDACORP, Inc.	27,404	44,540	86,889	34,648
Basic earnings per share	$0.55	$0.89	$1.73	$0.69
Diluted earnings per share	$0.55	$0.89	$1.73	$0.69
2013
Revenues	$264,928	$303,948	$381,107	$296,230
Operating income	59,433	79,406	115,559	37,343
Net income	35,041	46,639	73,104	27,509
Net income attributable to IDACORP, Inc.	35,194	46,502	73,119	27,602
Basic earnings per share	$0.70	$0.93	$1.46	$0.55
Diluted earnings per share	$0.70	$0.93	$1.46	$0.55
Idaho Power Company
2014
Revenues	$292,320	$316,655	$380,711	$288,964
Income from operations	51,949	74,369	107,644	30,129
Net income	27,900	42,653	84,600	34,233
2013
Revenues	$264,368	$302,856	$380,304	$295,569
Income from operations	62,719	81,954	118,215	39,886
Net income	34,046	44,983	70,302	27,411

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures - IDACORP, Inc.

The Chief Executive Officer and Chief Financial Officer of IDACORP, Inc., based on their evaluation of IDACORP, Inc.’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2014, have concluded that IDACORP, Inc.’s disclosure controls and procedures are effective as of that date.

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

IDACORP’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2014.  In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on its assessment, management concluded that, as of December 31, 2014, IDACORP’s internal control over financial reporting is effective based on those criteria.

IDACORP’s independent registered public accounting firm has audited the financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2014 and issued a report, which appears on the next page and expresses an unqualified opinion on the effectiveness of IDACORP’s internal control over financial reporting as of December 31, 2014.

February 19, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
IDACORP, Inc.
Boise, Idaho

We have audited the internal control over financial reporting of IDACORP, Inc. and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2014 of the Company and our report dated February 19, 2015 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

Boise, Idaho
February 19, 2015

Disclosure Controls and Procedures - Idaho Power Company

The Chief Executive Officer and Chief Financial Officer of Idaho Power Company, based on their evaluation of Idaho Power Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2014, have concluded that Idaho Power Company's disclosure controls and procedures are effective as of that date.

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

Idaho Power’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2014.  In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on its assessment, management concluded that, as of December 31, 2014, Idaho Power’s internal control over financial reporting is effective based on those criteria.

Idaho Power’s independent registered public accounting firm has audited the financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2014 and issued a report which appears on the next page and expresses an unqualified opinion on the effectiveness of Idaho Power’s internal control over financial reporting as of December 31, 2014.

February 19, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Idaho Power Company
Boise, Idaho

We have audited the internal control over financial reporting of Idaho Power Company and subsidiary (the “Company”) as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated February 19, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Boise, Idaho
February 19, 2015

Changes in Internal Control Over Financial Reporting - IDACORP, Inc. and Idaho Power Company

There have been no changes in IDACORP, Inc.’s or Idaho Power Company’s internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, IDACORP, Inc.’s or Idaho Power Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The portions of IDACORP’s definitive proxy statement appearing under the captions “Proposal No. 1:  Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board of Directors - Committees of the Board of Directors - Audit Committee,” “Corporate Governance Principles and Practices - Codes of Business Conduct,” and "Corporate Governance Principles and Practices - Certain Relationships and Related Transactions - Related Person Transactions in 2014" to be filed pursuant to Regulation 14A for the 2015 annual meeting of shareholders are hereby incorporated by reference.

Information regarding IDACORP’s executive officers required by this item appears in Item 1 of this report under “Executive Officers of the Registrants.”

ITEM 11.  EXECUTIVE COMPENSATION

The portion of IDACORP’s definitive proxy statement appearing under the caption “Executive Compensation” to be filed pursuant to Regulation 14A for the 2015 annual meeting of shareholders is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The portion of IDACORP’s definitive proxy statement appearing under the caption “Security Ownership of Directors, Executive Officers, and Five-Percent Shareholders” to be filed pursuant to Regulation 14A for the 2015 annual meeting of shareholders is hereby incorporated by reference. The table below includes information as of December 31, 2014 with respect to equity compensation plans where equity securities of IDACORP may be issued.  These plans are the 1994 Restricted Stock Plan (RSP) and the IDACORP 2000 Long-Term Incentive and Compensation Plan (LTICP).

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders(1)	—	$—	1,182,006	(2)
Equity compensation plans not approved by shareholders	—	$—	—
Total	—	$—	1,182,006

(1) Consists of the RSP and the LTICP.
(2) 1,166,210 shares under the LTICP may be issued in connection with stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, or other equity-based awards as of December 31, 2014.  15,796 shares remain available for future issuance under the RSP and may be issued as restricted stock or performance-based restricted stock. The number of shares listed in this column excludes (i) issued but unvested performance-based restricted shares, and (ii) issued but unvested time-based restricted shares, in both cases issued pursuant to the RSP and LTICP and unvested as of December 31, 2014.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The portions of IDACORP’s definitive proxy statement appearing under the captions “Certain Relationships and Related Transactions” and “Corporate Governance Principles and Practices – Director Independence and Executive Sessions” to be filed pursuant to Regulation 14A for the 2015 annual meeting of shareholders are hereby incorporated by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

IDACORP: The portion of IDACORP’s definitive proxy statement appearing under the caption “Independent Accountant Billings” in the proxy statement to be filed pursuant to Regulation 14A for the 2015 annual meeting of shareholders is hereby incorporated by reference.

Idaho Power: The table below presents the aggregate fees our principal independent registered public accounting firm, Deloitte & Touche LLP, billed or is expected to bill to Idaho Power for the fiscal years ended December 31, 2014 and 2013:

	2014	2013
Audit fees	$1,239,913	$1,223,220
Audit-related fees(1)	32,300	93,200
Tax fees(2)	1,640	54,016
All other fees(3)	2,000	2,200
Total	$1,275,853	$1,372,636

(1) Audits of Idaho Power’s benefit plans and compliance audit for the U.S. Department of Energy Smart Grid Investment Grant Program.
(2) Includes fees for benefit plan tax returns and consultation related to tax planning.
(3) Accounting research tool subscription.

Policy on Audit Committee Pre-Approval:

Idaho Power and the Audit Committee are committed to ensuring the independence of the independent registered public accounting firm, both in fact and in appearance.  In this regard, the Audit Committee has established and periodically reviews a pre-approval policy for audit and non-audit services.  For 2013 and 2014, all audit and non-audit services and all fees paid in connection with those services were pre-approved by the Audit Committee.

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
		S-3	33-65720	4(a)(iii)	7/7/1993
3.4	Articles of Share Exchange, as filed with the Secretary of State of Idaho on September 29, 1998	S-8 Post-Effective Amend. No. 1	33-56071-99	3(d)	10/1/1998
3.5	Articles of Amendment to Restated Articles of Incorporation of Idaho Power Company, as filed with the Secretary of State of Idaho on June 15, 2000	10-Q	1-3198	3(a)(iii)	8/4/2000
3.6	Articles of Amendment to Restated Articles of Incorporation of Idaho Power Company, as filed with the Secretary of State of Idaho on January 21, 2005	8-K	1-3198	3.3	1/26/2005

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith
3.7	Articles of Amendment to Restated Articles of Incorporation of Idaho Power Company, as amended, as filed with the Secretary of State of Idaho on November 19, 2007	8-K	1-3198	3.3	11/19/2007
3.8	Articles of Amendment to Restated Articles of Incorporation of Idaho Power Company, as amended, as filed with the Secretary of State of Idaho on May 18, 2012	8-K	1-3198	3.14	5/21/2012
3.9	Amended Bylaws of Idaho Power Company, amended on November 15, 2007 and presently in effect	8-K	1-3198	3.2	11/19/2007
3.10	Articles of Incorporation of IDACORP, Inc.	S-3	333-64737	3.1	11/4/1998
3.11	Articles of Amendment to Articles of Incorporation of IDACORP, Inc. as filed with the Secretary of State of Idaho on March 9, 1998	S-3 Amend. No. 1	333-64737	3.2	11/4/1998
3.12	Articles of Amendment to Articles of Incorporation of IDACORP, Inc. creating A Series Preferred Stock, without par value, as filed with the Secretary of State of Idaho on September 17, 1998	S-3 Post-Effective Amend. No. 1	333-00139-99	3(b)	9/22/1998
3.13	Articles of Amendment to Articles of Incorporation of IDACORP, Inc., as amended, as filed with the Secretary of State of Idaho on May 18, 2012	8-K	1-14465	3.13	5/21/2012
3.14	Amended and Restated Bylaws of IDACORP, Inc., amended on October 29, 2014 and presently in effect	10-Q	1-14465	3.15	10/30/2014
4.1	Mortgage and Deed of Trust, dated as of October 1, 1937, between Idaho Power Company and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company) and R. G. Page, as Trustees		2-3413	B-2
4.2	Idaho Power Company Supplemental Indentures to Mortgage and Deed of Trust:
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
10.1
Agreements, dated September 22, 1969, between Idaho Power Company and Pacific Power & Light Company, relating to the operation, construction, and ownership of the Jim Bridger Project (see Exhibits 10.4 and 10.5)
			2-49584	5(b)
10.2	Amendment, dated February 1, 1974, relating to the agreement filed as Exhibit 10.1 (see Exhibits 10.4 and 10.5)		2-51762	5(c)
10.3	Agreement, dated as of October 11, 1973, between Idaho Power Company and Pacific Power & Light Company		2-49584	5(c)

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith
10.4
Amended and Restated Agreement for the Operation of the Jim Bridger Project, dated December 11, 2014, between Idaho Power Company and PacifiCorp (to supersede Exhibits 10.1 and 10.2 upon satisfaction of conditions precedent in the agreement)
X
10.5
Amended and Restated Agreement for the Ownership of the Jim Bridger Project, dated December 11, 2014, between Idaho Power Company and PacifiCorp (to supersede Exhibits 10.1 and 10.2 upon satisfaction of conditions precedent in the agreement)
X
10.6
Guaranty Agreement, dated April 11, 2000, between Idaho Power Company and Bank One Trust Company, N.A., as Trustee, relating to $19,885,000 American Falls Replacement Dam Refinancing Bonds of the American Falls Reservoir District, Idaho
		10-Q	1-3198	10(c)	8/4/2000
10.7	Guaranty Agreement, dated as of August 30, 1974, between Idaho Power Company and Pacific Power & Light Company	S-7	2-62034	5(r)	6/30/1978
10.8	Letter Agreement, dated January 23, 1976, between Idaho Power Company and Portland General Electric Company		2-56513	5(i)
10.9
Agreement for Construction, Ownership and Operation of the Number One Boardman Station on Carty Reservoir, dated as of October 15, 1976, between Portland General Electric Company and Idaho Power Company
		S-7	2-62034	5(s)	6/30/1978
10.10	Amendment, dated September 30, 1977, relating to the agreement filed as Exhibit 10.8	S-7	2-62034	5(t)	6/30/1978
10.11	Amendment, dated October 31, 1977, relating to the agreement filed as Exhibit 10.8	S-7	2-62034	5(u)	6/30/1978
10.12	Amendment, dated January 23, 1978, relating to the agreement filed as Exhibit 10.8	S-7	2-62034	5(v)	6/30/1978
10.13	Amendment, dated February 15, 1978, relating to the agreement filed as Exhibit 10.8	S-7	2-62034	5(w)	6/30/1978
10.14	Amendment, dated September 1, 1979, relating to the agreement filed as Exhibit 10.8	S-7	2-68574	5(x)	7/23/1980
10.15	Participation Agreement, dated September 1, 1979, relating to the sale and leaseback of coal handling facilities at the Number One Boardman Station on Carty Reservoir	S-7	2-68574	5(z)	7/23/1980
10.16	Agreements for the Operation, Construction and Ownership of the North Valmy Power Plant Project, dated December 12, 1978, between Sierra Pacific Power Company and Idaho Power Company	S-7	2-64910	5(y)	6/29/1979
10.17	Framework Agreement, dated October 1, 1984, between the State of Idaho and Idaho Power Company relating to Idaho Power Company's Swan Falls and Snake River water rights	S-3	33-65720	10(h)	7/7/1993
10.18	Agreement, dated October 25, 1984, between the State of Idaho and Idaho Power Company, relating to the agreement filed as Exhibit 10.17	S-3	33-65720	10(h)(i)	7/7/1993
10.19	Contract to Implement, dated October 25, 1984, between the State of Idaho and Idaho Power Company, relating to the agreement filed as Exhibit 10.17	S-3	33-65720	10(h)(ii)	7/7/1993
10.20	Settlement Agreement, dated March 25, 2009, between the State of Idaho and Idaho Power Company relating to the agreement filed as Exhibit 10.17	10-Q	1-14465	10.58	5/7/2009
10.21
Agreement Regarding the Ownership, Construction, Operation and Maintenance of the Milner Hydroelectric Project (FERC No. 2899), dated January 22, 1990, between Idaho Power Company and the Twin Falls Canal Company and the Northside Canal Company Limited
		S-3	33-65720	10(m)	7/7/1993
10.22	Hemingway Joint Ownership and Operating Agreement, dated May 3, 2010, by and between Idaho Power Company and PacifiCorp (to be superseded by the agreement filed as Exhibit 10.24 upon satisfaction of conditions precedent in that agreement)	10-Q	1-14465, 1-3198	10.70	8/5/2010

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith
10.23	Populus Joint Ownership and Operating Agreement, dated May 3, 2010, by and between Idaho Power Company and PacifiCorp (to be superseded by the agreement filed as Exhibit 10.24 upon satisfaction of conditions precedent in that agreement)	10-Q	1-14465, 1-3198	10.71	8/5/2010
10.24	Joint Ownership and Operating Agreement, dated October 24, 2014, between Idaho Power Company and PacifiCorp (to supersede Exhibits 10.22 and 10.23 upon satisfaction of conditions precedent in the agreement)	8-K	1-14465, 1-3198	10.1	10/24/2014
10.25[1]	Idaho Power Company Security Plan for Senior Management Employees I, amended and restated effective December 31, 2004, and as further amended November 20, 2008	10-K	1-14465, 1-3198	10.15	2/26/2009
10.26[1]	Amendment, dated September 19, 2012, to the Idaho Power Company Security Plan for Senior Management Employees I	10-Q	1-14465, 1-3198	10.62	11/1/2012
10.27[1]	Idaho Power Company Security Plan for Senior Management Employees II, effective January 1, 2005, as amended and restated November 30, 2011	10-K	1-14465, 1-3198	10.21	2/22/2012
10.28[1]	Amendment, dated September 19, 2012, to the Idaho Power Company Security Plan for Senior Management Employees II	10-Q	1-14465, 1-3198	10.63	11/1/2012
10.29[1]	Amendment, dated January 16, 2014, to the Idaho Power Company Security Plan for Senior Management Employees II	10-K	1-14465, 1-3198	10.26	2/20/2014
10.30[1]	IDACORP, Inc. Restricted Stock Plan, as amended and restated September 20, 2007	10-Q	1-14465, 1-3198	10(h)(iii)	10/31/2007
10.31[1]	IDACORP, Inc. Restricted Stock Plan - Form of Restricted Stock Agreement (time-vesting)	10-Q	1-14465, 1-3198	10(h)(vi)	11/2/2006
10.32[1]	IDACORP, Inc. Restricted Stock Plan - Form of Performance Stock Agreement (performance vesting)	10-Q	1-14465, 1-3198	10(h)(vii)	11/2/2006
10.33[1]	Idaho Power Company Security Plan for Board of Directors - a non-qualified deferred compensation plan, as amended and restated effective July 20, 2006	10-Q	1-14465, 1-3198	10(h)(viii)	11/2/2006
10.34[1]	IDACORP, Inc. Non-Employee Directors Stock Compensation Plan, as amended November 20, 2014					X
10.35[1]	Form of Officer Indemnification Agreement between IDACORP, Inc. and Officers of IDACORP, Inc. and Idaho Power Company, as amended July 20, 2006	10-Q	1-14465, 1-3198	10(h)(xix)	11/2/2006
10.36[1]	Form of Director Indemnification Agreement between IDACORP, Inc. and Directors of IDACORP, Inc., as amended July 20, 2006	10-Q	1-14465, 1-3198	10(h)(xx)	11/2/2006
10.37[1]	Form of Amended and Restated Change in Control Agreement between IDACORP, Inc. and Officers of IDACORP and Idaho Power Company (senior vice president and higher), approved November 20, 2008	10-K	1-14465, 1-3198	10.24	2/26/2009
10.38[1]	Form of Amended and Restated Change in Control Agreement between IDACORP, Inc. and Officers of IDACORP and Idaho Power Company (below senior vice president), approved November 20, 2008	10-K	1-14465, 1-3198	10.25	2/26/2009
10.39[1]	Form of Amended and Restated Change in Control Agreement between IDACORP, Inc. and Officers of IDACORP, Inc. and Idaho Power Company, approved March 17, 2010	8-K	1-14465, 1-3198	10.1	3/24/2010
10.40[1]	IDACORP, Inc. and/or Idaho Power Company Officers with Amended and Restated Change in Control Agreements chart, as of January 1, 2015					X
10.41[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan, as amended November 18, 2010	10-K	1-14465, 1-3198	10.33	2/23/2011
10.42[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Stock Option Award Agreement	10-Q	1-14465, 1-3198	10(h)(xvi)	11/2/2006
10.43[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Restricted Stock Award Agreement (Time Vesting)					X
10.44[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Performance Share Award Agreement (Performance with Two Goals)					X

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith
10.45[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Restricted Stock Award Agreement (Time Vesting)	10-Q	1-14465, 1-3198	10(h)(xvii)	11/2/2006
10.46[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Performance Share Award Agreement (Performance with Two Goals)	10-Q	1-14465, 1-3198	10.69	5/5/2011
10.47[1]	IDACORP, Inc. Executive Incentive Plan, as amended and restated January 16, 2014	10-K	1-14465, 1-3198	10.42	2/20/2014
10.48[1]	Idaho Power Company Executive Deferred Compensation Plan, effective November 15, 2000, as amended November 20, 2008	10-K	1-14465, 1-3198	10.32	2/26/2009
10.49[1]	IDACORP, Inc. and Idaho Power Company Compensation for Non-Employee Directors of the Board of Directors, effective January 1, 2015					X
10.50[1]	IDACORP, Inc. and Idaho Power Company Compensation for Non-Employee Directors of the Board of Directors, as of January 16, 2014 (superseded by Exhibit 10.49 effective January 1, 2015)	10-K	1-14465, 1-3198	10.44	2/20/2014
10.51[1]	Form of IDACORP, Inc. Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.46	2/26/2009
10.52[1]	Form of Letter Agreement to Amend Outstanding IDACORP, Inc. Director Deferred Compensation Agreement (November 16, 2008)	10-K	1-14465, 1-3198	10.47	2/26/2009
10.53[1]	Form of Amendment to IDACORP, Inc. Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.48	2/26/2009
10.54[1]	Form of Termination of IDACORP, Inc. Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.49	2/26/2009
10.55[1]	Form of Idaho Power Company Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.50	2/26/2009
10.56[1]	Form of Letter Agreement to Amend Outstanding Idaho Power Company Director Deferred Compensation Agreement (November 16, 2008)	10-K	1-14465, 1-3198	10.51	2/26/2009
10.57[1]	Form of Amendment to Idaho Power Company Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.52	2/26/2009
10.58[1]	Form of Termination of Idaho Power Company Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.53	2/26/2009
10.59[1]	Idaho Power Company Employee Savings Plan, as amended and restated as of January 1, 2010	10-K	1-14465, 1-3198	10.63	2/23/2010
10.60[1]	Amendment to the Idaho Power Company Employee Savings Plan, dated August 31, 2011	10-Q	1-14465, 1-3198	10.72	11/3/2011
10.61[1]	Amendment to the Idaho Power Company Employee Savings Plan, dated November 29, 2011	10-Q	1-14465, 1-3198	10.61	8/2/2012
10.62[1]	Third Amendment to the Idaho Power Company Employee Savings Plan, dated October 11, 2013	10-Q	1-14465, 1-3198	10.64	11/5/2013
10.63[1]	Fourth Amendment to the Idaho Power Company Employee Savings Plan, dated June 16, 2014	10-Q	1-14465, 1-3198	10.65	7/31/2014
10.64	Second Amended and Restated Credit Agreement, dated October 26, 2011, among IDACORP, Inc., various lenders, Wells Fargo Bank, National Association, as administrative agent, swingline lender, and LC issuer, JPMorgan Chase Bank, N.A., as syndication agent and LC issuer, KeyBank National Association and Union Bank, N.A., as documentation agents, and Wells Fargo Securities, LLC, J.P. Morgan Securities Inc., Keybanc Capital Markets, and Union Bank, N.A. as joint lead arrangers and joint book runners	8-K	1-14465	10.70	10/28/2011
10.65	First Extension Agreement, dated October 12, 2012, to the Second Amended and Restated Credit Agreement, dated October 26, 2011, filed as Exhibit 10.63	10-Q	1-14465	10.64	11/1/2012
10.66	Second Extension Agreement, dated October 8, 2013, to the Second Amended and Restated Credit Agreement, dated October 26, 2011, filed as Exhibit 10.63	10-Q	1-14465	10.62	11/5/2013

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith
10.67	Second Amended and Restated Credit Agreement, dated October 26, 2011, among Idaho Power Company, various lenders, Wells Fargo Bank, National Association, as administrative agent, swingline lender, and LC issuer, JPMorgan Chase Bank, N.A., as syndication agent and LC issuer, KeyBank National Association and Union Bank, N.A., as documentation agents, and Wells Fargo Securities, LLC, J.P. Morgan Securities Inc., Keybanc Capital Markets, and Union Bank, N.A. as joint lead arrangers and joint book runners	8-K	1-3198	10.71	10/28/2011
10.68	First Extension Agreement, dated October 12, 2012, to the Second Amended and Restated Credit Agreement, dated October 26, 2011, filed as Exhibit 10.66	10-Q	1-3198	10.65	11/1/2012
10.69	Second Extension Agreement, dated October 8, 2013, to the Second Amended and Restated Credit Agreement, dated October 26, 2011, filed as Exhibit 10.66	10-Q	1-3198	10.63	11/5/2013
10.70	Loan Agreement, dated October 1, 2006, between Sweetwater County, Wyoming and Idaho Power Company	8-K	1-3198	10.1	10/10/2006
10.71	Guaranty Agreement, dated February 10, 1992, between Idaho Power Company and New York Life Insurance Company, as Note Purchaser, relating to $11,700,000 Guaranteed Notes due 2017 of Milner Dam Inc.	S-3	33-65720	10(m)(i)	7/7/1993
12.1	IDACORP, Inc. Computation of Ratio of Earnings to Fixed Charges and Supplemental Ratio of Earnings to Fixed Charges					X
12.2	Idaho Power Company Computation of Ratio of Earnings to Fixed Charges and Supplemental Ratio of Earnings to Fixed Charges					X
21.1	Subsidiaries of IDACORP, Inc.	10-K	1-14465, 1-3198	21.1	2/21/2013
23.1	Consent of Registered Independent Accounting Firm					X
23.2	Consent of Registered Independent Accounting Firm					X
31.1	IDACORP, Inc. Rule 13a-14(a) CEO certification					X
31.2	IDACORP, Inc. Rule 13a-14(a) CFO certification					X
31.3	Idaho Power Rule 13a-14(a) CEO certification					X
31.4	Idaho Power Rule 13a-14(a) CFO certification					X
32.1	IDACORP, Inc. Section 1350 CEO certification					X
32.2	IDACORP, Inc. Section 1350 CFO certification					X
32.3	Idaho Power Section 1350 CEO certification					X
32.4	Idaho Power Section 1350 CFO certification					X
95.1	Mine Safety Disclosures					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

[1] Management contract or compensatory plan or arrangement

IDACORP, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012
	(thousands of dollars)
Income:
Equity in income of subsidiaries	$193,707	$182,463	$172,844
Investment income	—	3	295
Total income	193,707	182,466	173,139
Expenses:
Operating expenses	1,376	940	473
Interest expense	261	416	511
Other expenses	45	71	45
Total expenses	1,682	1,427	1,029
Income from Before Income Taxes	192,025	181,039	172,110
Income Tax Benefit	(1,455)	(1,378)	(904)
Net Income Attributable to IDACORP, Inc.	193,480	182,417	173,014
Other comprehensive (income) loss	(7,605)	563	(5,494)
Comprehensive Income Attributable to IDACORP, Inc.	$185,875	$182,980	$167,520

The accompanying note is an integral part of these statements.

IDACORP, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(thousands of dollars)
Operating Activities:
Net cash provided by operating activities	$109,289	$96,391	$61,876
Investing Activities:
Distributions from (contributions to) subsidiaries	—	2,282	(7,525)
Net cash provided by (used in) investing activities	—	2,282	(7,525)
Financing Activities:
Issuance of common stock	195	255	4,882
Dividends on common stock	(88,489)	(78,832)	(68,928)
(Decrease) increase in short-term borrowings	(23,450)	(14,950)	15,500
Change in intercompany notes payable	(198)	647	(2,308)
Other	(469)	(431)	(3,147)
Net cash used in financing activities	(112,411)	(93,311)	(54,001)
Net (decrease) increase in cash and cash equivalents	(3,122)	5,362	350
Cash and cash equivalents at beginning of year	8,898	3,536	3,186
Cash and cash equivalents at end of year	$5,776	$8,898	$3,536

The accompanying note is an integral part of these statements.

IDACORP, INC.
CONDENSED BALANCE SHEETS

	December 31,
	2014	2013
Assets	(thousands of dollars)
Current Assets:
Cash and cash equivalents	$5,776	$8,898
Receivables	1,702	996
Income taxes receivable	—	2,044
Deferred income taxes	42,766	33,928
Other	106	117
Total current assets	50,350	45,983
Investment in subsidiaries	1,910,084	1,814,565
Other Assets:
Deferred income taxes	44,546	56,718
Other	287	385
Total other assets	44,833	57,103
Total assets	$2,005,267	$1,917,651
Liabilities and Shareholders’ Equity
Current Liabilities:
Notes payable	$31,300	$54,750
Accounts payable	8	4
Taxes accrued	8,950	—
Other	854	684
Total current liabilities	41,112	55,438
Other Liabilities:
Intercompany notes payable	9,658	9,822
Other	1,296	1,742
Total other liabilities	10,954	11,564
IDACORP, Inc. Shareholders’ Equity	1,953,201	1,850,649
Total Liabilities and Shareholders' Equity	$2,005,267	$1,917,651
The accompanying note is an integral part of these statements.
NOTE TO CONDENSED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

Pursuant to rules and regulations of the Securities and Exchange Commission, the unconsolidated condensed financial statements of IDACORP, Inc. do not reflect all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the 2014 Form 10-K, Part II, Item 8.

Accounting for Subsidiaries: IDACORP has accounted for the earnings of its subsidiaries under the equity method of accounting in these unconsolidated condensed financial statements.  Included in net cash provided by operating activities in the condensed statements of cash flows are dividends that IDACORP subsidiaries paid to IDACORP of $91 million in 2014 and 2013, and $71 million in 2012.

IDACORP, INC.
SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2014, 2013, and 2012

Column A	Column B	Column C		Column D	Column E
		Additions
			Charged
	Balance at	Charged	(Credited)		Balance at
	Beginning	to	to Other		End
Classification	of Year	Income	Accounts	Deductions(1)	of Year
	(thousands of dollars)
2014:
Reserves deducted from applicable assets
Reserve for uncollectible accounts	$2,502	$6,756	$198	$7,352	$2,104
Reserve for uncollectible notes	885	(333)	—	—	552
Other Reserves:
Rate refunds	398	(398)	—	—	—
Injuries and damages	1,671	461	—	137	1,995
2013:
Reserves deducted from applicable assets
Reserve for uncollectible accounts	$1,873	$5,777	$(38)	$5,110	$2,502
Reserve for uncollectible notes	1,260	(375)	—	—	885
Other Reserves:
Rate refunds	—	398	—	—	398
Injuries and damages	5,480	913	—	4,722	1,671
2012:
Reserves deducted from applicable assets
Reserve for uncollectible accounts	$1,435	$4,524	$283	$4,369	$1,873
Reserve for uncollectible notes	2,743	(1,483)	—	—	1,260
Other Reserves:
Injuries and damages	1,925	4,481	—	926	5,480
(1) Represents deductions from the reserves for purposes for which the reserves were created.  In the case of uncollectible accounts, and notes reserves, includes reversals of amounts previously written off.

IDAHO POWER COMPANY
SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2014, 2013, and 2012

Column A	Column B	Column C		Column D	Column E
		Additions
			Charged
	Balance at	Charged	(Credited)		Balance at
	Beginning	to	to Other		End
Classification	of Year	Income	Accounts	Deductions(1)	of Year
	(thousands of dollars)
2014:
Reserves deducted from applicable assets
Reserve for uncollectible accounts	$2,502	$6,756	$198	$7,352	$2,104
Other Reserves:
Rate refunds	398	(398)	—	—	—
Injuries and damages	1,671	461	—	137	1,995
2013:
Reserves deducted from applicable assets
Reserve for uncollectible accounts	$1,873	$5,777	$(38)	$5,110	$2,502
Other Reserves:
Rate refunds	—	398	—	—	398
Injuries and damages	5,480	913	—	4,722	1,671
2012:
Reserves deducted from applicable assets
Reserve for uncollectible accounts	$1,435	$4,524	$283	$4,369	$1,873
Other Reserves:
Injuries and damages	1,925	4,481	—	926	5,480

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

February 19, 2015		IDACORP, INC.
Date
	By:	/s/ Darrel T. Anderson
Darrel T. Anderson
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert A. Tinstman	Chairman of the Board	February 19, 2015
Robert A. Tinstman

/s/ Darrel T. Anderson	(Principal Executive Officer)	February 19, 2015
Darrel T. Anderson
President and Chief Executive Officer and Director

/s/ Steven R. Keen	(Principal Financial Officer)	February 19, 2015
Steven R. Keen
Senior Vice President, Chief Financial
Officer, and Treasurer

/s/ Kenneth W. Petersen	(Principal Accounting Officer)	February 19, 2015
Kenneth W. Petersen
Vice President, Controller, and Chief Accounting Officer

/s/ Thomas Carlile	Director	February 19, 2015
Thomas Carlile

/s/ Richard J. Dahl	Director	February 19, 2015
Richard J. Dahl

/s/ Ronald W. Jibson	Director	February 19, 2015
Ronald W. Jibson

/s/ Judith A. Johansen	Director	February 19, 2015
Judith A. Johansen

/s/ Dennis L. Johnson	Director	February 19, 2015
Dennis L. Johnson

/s/ J. LaMont Keen	Director	February 19, 2015
J. LaMont Keen

/s/ Christine King	Director	February 19, 2015
Christine King

/s/ Richard J. Navarro	Director	February 19, 2015
Richard J. Navarro

/s/ Jan B. Packwood	Director	February 19, 2015
Jan B. Packwood

/s/ Joan H. Smith	Director	February 19, 2015
Joan H. Smith

/s/ Thomas J. Wilford	Director	February 19, 2015
Thomas J. Wilford

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 19, 2015		Idaho Power Company
Date
	By:	/s/ Darrel T. Anderson
Darrel T. Anderson
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert A. Tinstman	Chairman of the Board	February 19, 2015
Robert A. Tinstman

/s/ Darrel T. Anderson	(Principal Executive Officer)	February 19, 2015
Darrel T. Anderson
President and Chief Executive Officer and Director

/s/ Steven R. Keen	(Principal Financial Officer)	February 19, 2015
Steven R. Keen
Senior Vice President, Chief Financial Officer, and Treasurer

/s/ Kenneth W. Petersen	(Principal Accounting Officer)	February 19, 2015
Kenneth W. Petersen
Vice President, Controller, and Chief Accounting Officer

/s/ Thomas Carlile	Director	February 19, 2015
Thomas Carlile

/s/ Richard J. Dahl	Director	February 19, 2015
Richard J. Dahl

/s/ Ronald W. Jibson	Director	February 19, 2015
Ronald W. Jibson

/s/ Judith A. Johansen	Director	February 19, 2015
Judith A. Johansen

/s/ Dennis L. Johnson	Director	February 19, 2015
Dennis L. Johnson

/s/ J. LaMont Keen	Director	February 19, 2015
J. LaMont Keen

/s/ Christine King	Director	February 19, 2015
Christine King

/s/ Richard J. Navarro	Director	February 19, 2015
Richard J. Navarro

/s/ Jan B. Packwood	Director	February 19, 2015
Jan B. Packwood

/s/ Joan H. Smith	Director	February 19, 2015
Joan H. Smith

/s/ Thomas J. Wilford	Director	February 19, 2015
Thomas J. Wilford

EXHIBIT INDEX

Exhibit No.	Description

10.4
Amended and Restated Agreement for the Operation of the Jim Bridger Project, dated December 11, 2014, between Idaho Power Company and PacifiCorp (to supersede Exhibits 10.1 and 10.2 upon satisfaction of conditions precedent in the agreement)

10.5
Amended and Restated Agreement for the Ownership of the Jim Bridger Project, dated December 11, 2014, between Idaho Power Company and PacifiCorp (to supersede Exhibits 10.1 and 10.2 upon satisfaction of conditions precedent in the agreement)

10.34(1)	IDACORP, Inc. Non-Employee Directors Stock Compensation Plan, as amended November 20, 2014
10.40(1)	IDACORP, Inc. and/or Idaho Power Company Officers with Amended and Restated Change in Control Agreements chart, as of January 1, 2015
10.43(1)	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Restricted Stock Award Agreement (Time Vesting)
10.44(1)	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Performance Share Award Agreement (Performance with Two Goals)
10.49(1)	IDACORP, Inc. and Idaho Power Company Compensation for Non-Employee Directors of the Board of Directors, effective January 1, 2015
12.1	IDACORP, Inc. Computation of Ratio of Earnings to Fixed Charges and Supplemental Ratio of Earnings to Fixed Charges
12.2	Idaho Power Company Computation of Ratio of Earnings to Fixed Charges and Supplemental Ratio of Earnings to Fixed Charges
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Independent Registered Public Accounting Firm
31.1	IDACORP, Inc. Rule 13a-14(a) CEO certification
31.2	IDACORP, Inc. Rule 13a-14(a) CFO certification
31.3	Idaho Power Rule 13a-14(a) CEO certification
31.4	Idaho Power Rule 13a-14(a) CFO certification
32.1	IDACORP, Inc. Section 1350 CEO certification
32.2	IDACORP, Inc. Section 1350 CFO certification
32.3	Idaho Power Section 1350 CEO certification
32.4	Idaho Power Section 1350 CFO certification
95.1	Mine safety disclosures
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1) Management contract or compensatory plan or arrangement.