Form 10-Q
period 2015-09-30
IDACORP INC; IDAHO POWER CO
filed 2015-10-29
CIK 1057877, 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).
IDACORP, Inc.: Yes No X   Idaho Power Company: Yes No X

Number of shares of common stock outstanding as of October 23, 2015:
IDACORP, Inc.:        50,340,688
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to the historical information contained in this report, this report contains (and oral communications made by IDACORP, Inc. and Idaho Power Company may contain) statements that relate to future events and expectations, such as statements regarding projected or future financial performance, cash flows, capital expenditures, dividends, capital structure or ratios, strategic goals, challenges, objectives, and plans for future operations. Such statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, or future events or performance, often, but not always, through the use of words or phrases such as "anticipates," "believes," "continues," "estimates," "expects," "guidance," "intends," "plans," "predicts," "projects," "may result," or similar expressions, are not statements of historical facts and may be forward-looking. Forward-looking statements are not guarantees of future performance and involve estimates, assumptions, risks, and uncertainties. Actual results, performance, or outcomes may differ materially from the results discussed in the statements.  In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in forward-looking statements include those factors set forth in this report, IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2014, particularly Part I, Item 1A - “Risk Factors” and Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations" of that report, subsequent reports filed by IDACORP and Idaho Power with the Securities and Exchange Commission, and the following important factors:

•
the effect of decisions by the Idaho and Oregon public utilities commissions, the Federal Energy Regulatory Commission, and other regulators that impact Idaho Power's ability to recover costs and earn a return;

•
changes in residential, commercial, and industrial growth and demographic patterns within Idaho Power's service area and the loss or change in the business of significant customers, and their associated impacts on loads and load growth;

•
the impacts of economic conditions, including the potential for changes in customer demand for electricity, revenue from sales of excess power, financial soundness of counterparties and suppliers, and the collection of receivables;

•
unseasonable or severe weather conditions, wildfires, drought, and other natural phenomena and natural disasters, which affect customer demand, hydroelectric generation levels, repair costs, and the availability and cost of fuel for generation plants or purchased power to serve customers;

•	advancement of technologies that reduce loads or reduce the need for Idaho Power's generation or sale of electric power;

•
adoption of, changes in, and costs of compliance with laws, regulations, and policies relating to the environment, natural resources, and threatened and endangered species, and the ability to recover increased costs through rates;

•	variable hydrological conditions and over-appropriation of surface and groundwater in the Snake River Basin, which impact the amount of power generated by Idaho Power's hydroelectric facilities;

•
the ability to purchase fuel, power, and transmission capacity under reasonable terms, particularly in the event of unanticipated power demands, lack of physical availability, transportation constraints, or a credit downgrade;

•
accidents, fires, explosions, and mechanical breakdowns that may occur while operating and maintaining an electric system, which can cause unplanned outages, reduce generating output, damage the companies’ assets, operations, or reputation, subject the companies to third-party claims for property damage, personal injury, or loss of life, or result in the imposition of civil, criminal, and regulatory fines and penalties;

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

IDACORP, Inc.
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(thousands of dollars, except for per share amounts)
Operating Revenues:
Electric utility:
General business	$340,796	$347,838	$897,943	$874,817
Off-system sales	6,487	15,449	23,335	56,390
Other revenues	21,234	17,424	61,334	58,479
Total electric utility revenues	368,517	380,711	982,612	989,686
Other	648	1,490	2,277	3,017
Total operating revenues	369,165	382,201	984,889	992,703
Operating Expenses:
Electric utility:
Purchased power	71,890	75,058	166,191	181,291
Fuel expense	66,385	67,088	144,262	156,859
Power cost adjustment	(11,914)	(668)	26,372	23,496
Other operations and maintenance	83,972	84,236	255,329	252,208
Energy efficiency programs	7,645	5,537	19,854	17,881
Depreciation	34,639	33,476	102,996	99,304
Taxes other than income taxes	8,286	8,340	24,999	24,685
Total electric utility expenses	260,903	273,067	740,003	755,724
Other	3,598	3,412	11,340	10,869
Total operating expenses	264,501	276,479	751,343	766,593
Operating Income	104,664	105,722	233,546	226,110
Allowance for Equity Funds Used During Construction	5,654	4,645	16,219	13,182
Earnings of Unconsolidated Equity-Method Investments	5,527	6,414	8,636	8,908
Other Income, Net	1,222	1,193	5,054	4,733
Interest Expense:
Interest on long-term debt	20,614	20,141	62,443	60,423
Other interest	2,256	1,908	6,484	5,714
Allowance for borrowed funds used during construction	(2,593)	(2,178)	(7,550)	(6,287)
Total interest expense, net	20,277	19,871	61,377	59,850
Income Before Income Taxes	96,790	98,103	202,078	193,083
Income Tax Expense	23,523	10,869	39,276	33,968
Net Income	73,267	87,234	162,802	159,115
Adjustment for loss (income) attributable to noncontrolling interests	69	(345)	45	(283)
Net Income Attributable to IDACORP, Inc.	$73,336	$86,889	$162,847	$158,832
Weighted Average Common Shares Outstanding - Basic (000’s)	50,219	50,129	50,221	50,131
Weighted Average Common Shares Outstanding - Diluted (000’s)	50,324	50,220	50,282	50,184
Earnings Per Share of Common Stock:
Earnings Attributable to IDACORP, Inc. - Basic	$1.46	$1.73	$3.24	$3.17
Earnings Attributable to IDACORP, Inc. - Diluted	$1.46	$1.73	$3.24	$3.16
Dividends Declared Per Share of Common Stock	$0.47	$0.43	$1.41	$1.29

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(thousands of dollars)

Net Income	$73,267	$87,234	$162,802	$159,115
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $428, $277, $1,284 and $832	667	432	2,001	1,296
Total Comprehensive Income	73,934	87,666	164,803	160,411
Comprehensive loss (income) attributable to noncontrolling interests	69	(345)	45	(283)
Comprehensive Income Attributable to IDACORP, Inc.	$74,003	$87,321	$164,848	$160,128

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2015	December 31, 2014
	(thousands of dollars)
Assets

Current Assets:
Cash and cash equivalents	$121,260	$56,808
Receivables:
Customer (net of allowance of $1,079 and $1,960, respectively)	91,936	79,083
Other (net of allowance of $220 and $144, respectively)	8,981	16,018
Taxes receivable	4,825	11,867
Accrued unbilled revenues	55,317	56,270
Materials and supplies (at average cost)	56,164	55,404
Fuel stock (at average cost)	56,124	55,171
Prepayments	18,870	18,476
Deferred income taxes	42,106	42,359
Current regulatory assets	38,326	50,042
Other	410	603
Total current assets	494,319	442,101
Investments	160,127	165,424
Property, Plant and Equipment:
Utility plant in service	5,376,721	5,248,212
Accumulated provision for depreciation	(1,890,374)	(1,841,011)
Utility plant in service - net	3,486,347	3,407,201
Construction work in progress	468,083	401,930
Utility plant held for future use	7,090	7,090
Other property, net of accumulated depreciation	16,965	17,256
Property, plant and equipment - net	3,978,485	3,833,477
Other Assets:
American Falls and Milner water rights	11,853	13,698
Company-owned life insurance	21,257	23,893
Regulatory assets	1,194,645	1,192,345
Long-term receivables (net of allowance of $552)	20,554	6,317
Other	56,746	39,598
Total other assets	1,305,055	1,275,851
Total	$5,937,986	$5,716,853

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2015	December 31, 2014
	(thousands of dollars)
Liabilities and Equity

Current Liabilities:
Current maturities of long-term debt	$1,064	$1,064
Notes payable	3,600	31,300
Accounts payable	81,047	97,271
Taxes accrued	21,567	10,367
Interest accrued	24,073	22,630
Accrued compensation	38,463	43,774
Current regulatory liabilities	5,743	11,400
Other	29,775	23,975
Total current liabilities	205,332	241,781
Other Liabilities:
Deferred income taxes	1,092,372	1,065,290
Regulatory liabilities	409,277	390,207
Pension and other postretirement benefits	385,886	403,334
Other	49,111	44,238
Total other liabilities	1,936,646	1,903,069
Long-Term Debt	1,741,875	1,614,438
Commitments and Contingencies
Equity:
IDACORP, Inc. shareholders’ equity:
Common stock, no par value (shares authorized 120,000,000; 50,352,051 and 50,308,702 shares issued, respectively)	848,003	845,402
Retained earnings	1,224,025	1,132,237
Accumulated other comprehensive loss	(22,157)	(24,158)
Treasury stock (11,363 and 38,764 shares at cost, respectively)	(57)	(280)
Total IDACORP, Inc. shareholders’ equity	2,049,814	1,953,201
Noncontrolling interests	4,319	4,364
Total equity	2,054,133	1,957,565
Total	$5,937,986	$5,716,853

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
	2015	2014
	(thousands of dollars)
Operating Activities:
Net income	$162,802	$159,115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106,304	102,366
Deferred income taxes and investment tax credits	25,265	25,355
Changes in regulatory assets and liabilities	25,776	36,595
Pension and postretirement benefit plan expense	22,668	20,927
Contributions to pension and postretirement benefit plans	(41,660)	(32,533)
Earnings of unconsolidated equity-method investments	(8,636)	(8,908)
Distributions from unconsolidated equity-method investments	9,352	5,820
Allowance for equity funds used during construction	(16,219)	(13,182)
Other non-cash adjustments to net income, net	1,444	4,417
Change in:
Accounts receivable	(14,704)	4,372
Accounts payable and other accrued liabilities	(12,210)	(3,359)
Taxes accrued/receivable	19,845	14,066
Other current assets	(178)	2,089
Other current liabilities	7,874	7,258
Other assets	2,468	(2,970)
Other liabilities	629	(5,601)
Net cash provided by operating activities	290,820	315,827
Investing Activities:
Additions to property, plant and equipment	(235,890)	(200,928)
Proceeds from the sale of emission allowances and RECs	1,855	2,923
Distributions from affordable housing investments	240	1,048
Other	883	4,335
Net cash used in investing activities	(232,912)	(192,622)
Financing Activities:
Issuance of long-term debt	250,000	—
Retirement of long-term debt	(121,064)	(1,064)
Dividends on common stock	(71,225)	(64,958)
Net change in short-term borrowings	(27,700)	(22,950)
Issuance of common stock	—	160
Acquisition of treasury stock	(3,277)	(2,737)
Make-whole premium on retirement of long-term debt	(17,872)	—
Other	(2,318)	1,220
Net cash provided by (used in) financing activities	6,544	(90,329)
Net increase in cash and cash equivalents	64,452	32,876
Cash and cash equivalents at beginning of the period	56,808	78,162
Cash and cash equivalents at end of the period	$121,260	$111,038
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$4,442	$4,686
Interest (net of amount capitalized)	$57,630	$55,743
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$12,606	$19,375

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Nine months ended September 30,
	2015	2014
	(thousands of dollars)
Common Stock
Balance at beginning of period	$845,402	$839,750
Issued	—	160
Other	2,601	3,253
Balance at end of period	848,003	843,163
Retained Earnings
Balance at beginning of period	1,132,237	1,027,461
Net income attributable to IDACORP, Inc.	162,847	158,832
Common stock dividends ($1.41 and $1.29 per share)	(71,059)	(64,903)
Balance at end of period	1,224,025	1,121,390
Accumulated Other Comprehensive (Loss) Income
Balance at beginning of period	(24,158)	(16,553)
Unfunded pension liability adjustment (net of tax)	2,001	1,296
Balance at end of period	(22,157)	(15,257)
Treasury Stock
Balance at beginning of period	(280)	(8)
Issued	3,500	2,465
Acquired	(3,277)	(2,737)
Balance at end of period	(57)	(280)
Total IDACORP, Inc. shareholders’ equity at end of period	2,049,814	1,949,016
Noncontrolling Interests
Balance at beginning of period	4,364	4,090
Net (loss) income attributable to noncontrolling interests	(45)	283
Balance at end of period	4,319	4,373
Total equity at end of period	$2,054,133	$1,953,389

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(thousands of dollars)
Operating Revenues:
General business	$340,796	$347,838	$897,943	$874,817
Off-system sales	6,487	15,449	23,335	56,390
Other revenues	21,234	17,424	61,334	58,479
Total operating revenues	368,517	380,711	982,612	989,686
Operating Expenses:
Operation:
Purchased power	71,890	75,058	166,191	181,291
Fuel expense	66,385	67,088	144,262	156,859
Power cost adjustment	(11,914)	(668)	26,372	23,496
Other operations and maintenance	83,972	84,236	255,329	252,208
Energy efficiency programs	7,645	5,537	19,854	17,881
Depreciation	34,639	33,476	102,996	99,304
Taxes other than income taxes	8,286	8,340	24,999	24,685
Total operating expenses	260,903	273,067	740,003	755,724
Income from Operations	107,614	107,644	242,609	233,962
Other Income (Expense):
Allowance for equity funds used during construction	5,654	4,645	16,219	13,182
Earnings of unconsolidated equity-method investments	4,334	5,180	6,992	7,148
Other expense, net	(1,755)	(1,538)	(4,216)	(3,556)
Total other income	8,233	8,287	18,995	16,774
Interest Charges:
Interest on long-term debt	20,614	20,141	62,443	60,423
Other interest	2,204	1,859	6,311	5,547
Allowance for borrowed funds used during construction	(2,593)	(2,178)	(7,550)	(6,287)
Total interest charges	20,225	19,822	61,204	59,683
Income Before Income Taxes	95,622	96,109	200,400	191,053
Income Tax Expense	23,895	11,509	40,872	35,899
Net Income	$71,727	$84,600	$159,528	$155,154

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(thousands of dollars)

Net Income	$71,727	$84,600	$159,528	$155,154
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $428, $277, $1,284 and $832	667	432	2,001	1,296
Total Comprehensive Income	$72,394	$85,032	$161,529	$156,450

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2015	December 31, 2014
	(thousands of dollars)
Assets

Electric Plant:
In service (at original cost)	$5,376,721	$5,248,212
Accumulated provision for depreciation	(1,890,374)	(1,841,011)
In service - net	3,486,347	3,407,201
Construction work in progress	468,083	401,930
Held for future use	7,090	7,090
Electric plant - net	3,961,520	3,816,221
Investments and Other Property	138,853	142,825
Current Assets:
Cash and cash equivalents	110,099	46,695
Receivables:
Customer (net of allowance of $1,079 and $1,960, respectively)	91,936	79,083
Other (net of allowance of $220 and $144, respectively)	8,873	15,890
Taxes receivable	5,617	20,428
Accrued unbilled revenues	55,317	56,270
Materials and supplies (at average cost)	56,164	55,404
Fuel stock (at average cost)	56,124	55,171
Prepayments	18,760	18,356
Current regulatory assets	38,326	50,042
Other	410	603
Total current assets	441,626	397,942
Deferred Debits:
American Falls and Milner water rights	11,853	13,698
Company-owned life insurance	21,257	23,893
Regulatory assets	1,194,645	1,192,345
Other	71,252	39,753
Total deferred debits	1,299,007	1,269,689
Total	$5,841,006	$5,626,677

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2015	December 31, 2014
	(thousands of dollars)
Capitalization and Liabilities

Capitalization:
Common stock equity:
Common stock, $2.50 par value (50,000,000 shares authorized; 39,150,812 shares outstanding)	$97,877	$97,877
Premium on capital stock	712,258	712,258
Capital stock expense	(2,097)	(2,097)
Retained earnings	1,121,663	1,033,350
Accumulated other comprehensive loss	(22,157)	(24,158)
Total common stock equity	1,907,544	1,817,230
Long-term debt	1,741,875	1,614,438
Total capitalization	3,649,419	3,431,668
Current Liabilities:
Current maturities of long-term debt	1,064	1,064
Accounts payable	80,523	96,499
Accounts payable to affiliates	1,143	2,027
Taxes accrued	21,703	10,329
Interest accrued	24,073	22,630
Accrued compensation	38,344	43,410
Current regulatory liabilities	5,743	11,400
Other	34,868	29,476
Total current liabilities	207,461	216,835
Deferred Credits:
Deferred income taxes	1,141,044	1,141,755
Regulatory liabilities	409,277	390,207
Pension and other postretirement benefits	385,886	403,334
Other	47,919	42,878
Total deferred credits	1,984,126	1,978,174

Commitments and Contingencies

Total	$5,841,006	$5,626,677

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
	2015	2014
	(thousands of dollars)
Operating Activities:
Net income	$159,528	$155,154
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105,848	101,925
Deferred income taxes and investment tax credits	(5,307)	14,087
Changes in regulatory assets and liabilities	25,776	36,595
Pension and postretirement benefit plan expense	22,646	20,903
Contributions to pension and postretirement benefit plans	(41,638)	(32,509)
Earnings of unconsolidated equity-method investments	(6,992)	(7,148)
Distributions from unconsolidated equity-method investments	8,502	4,970
Allowance for equity funds used during construction	(16,219)	(13,182)
Other non-cash adjustments to net income, net	(969)	1,188
Change in:
Accounts receivable	(17,363)	3,818
Accounts payable	(11,967)	(3,336)
Taxes accrued/receivable	27,942	12,160
Other current assets	(189)	2,069
Other current liabilities	7,917	7,288
Other assets	2,468	(2,970)
Other liabilities	800	(5,106)
Net cash provided by operating activities	260,783	295,906
Investing Activities:
Additions to utility plant	(235,841)	(200,778)
Proceeds from the sale of emission allowances and RECs	1,855	2,923
Other	883	4,335
Net cash used in investing activities	(233,103)	(193,520)
Financing Activities:
Issuance of long-term debt	250,000	—
Retirement of long-term debt	(121,064)	(1,064)
Dividends on common stock	(71,215)	(64,957)
Make-whole premium on retirement of long-term debt	(17,872)	—
Other	(4,125)	—
Net cash provided by (used in) financing activities	35,724	(66,021)
Net increase in cash and cash equivalents	63,404	36,365
Cash and cash equivalents at beginning of the period	46,695	66,535
Cash and cash equivalents at end of the period	$110,099	$102,900
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$28,336	$19,793
Interest (net of amount capitalized)	$57,457	$55,576
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$12,606	$19,375

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

Nature of Business

IDACORP is a holding company formed in 1998 whose principal operating subsidiary is Idaho Power.  Idaho Power is an electric utility engaged in the generation, transmission, distribution, sale, and purchase of electric energy and capacity with a service area covering approximately 24,000 square miles in southern Idaho and eastern Oregon.  Idaho Power is regulated primarily by the state utility regulatory commissions of Idaho and Oregon and the Federal Energy Regulatory Commission (FERC).  Idaho Power is the parent of Idaho Energy Resources Co. (IERCo), a joint venturer in Bridger Coal Company (BCC), which mines and supplies coal to the Jim Bridger generating plant owned in part by Idaho Power.

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

Financial Statements

In the opinion of management of IDACORP and Idaho Power, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly each company's consolidated financial position as of September 30, 2015, consolidated results of operations for the three and nine months ended September 30, 2015 and 2014, and consolidated cash flows for the nine months ended September 30, 2015 and 2014.  These adjustments are of a normal and recurring nature.  These financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters that would be included in full-year financial statements and should be read in conjunction with the audited consolidated financial statements included in IDACORP’s and Idaho Power’s Annual Report on Form 10-K for the year ended December 31, 2014.  The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. A change in management's estimates or assumptions could have a material impact on IDACORP's or Idaho Power's respective financial condition and results of operations during the period in which such change occurred.

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

Asset Retirement Obligations

In December 2014, the U.S. Environmental Protection Agency signed a final rule relating to the disposal of coal combustion residuals, which was published in the Federal Register on April 17, 2015. The rule adds several regulations relating to the disposal and ongoing monitoring of coal combustion residuals. Idaho Power jointly owns three coal-fired power plants that are subject to the new regulations. Together with its co-owners, Idaho Power performed engineering and cost studies to determine the financial and operational impacts of the new rule. Based on these studies, which incorporated revised assumptions about the remaining lives and operations of existing coal-combustion residual facilities, Idaho Power recorded an increase of $5 million to its asset retirement obligations and an associated $7 million increase to ARO assets and $2 million decrease to regulatory assets in the second quarter of 2015.

2.  INCOME TAXES

In accordance with interim reporting requirements, IDACORP and Idaho Power use an estimated annual effective tax rate for computing their provisions for income taxes. An estimate of annual income tax expense (or benefit) is made each interim period using estimates for annual pre-tax income, income tax adjustments, and tax credits. The estimated annual effective tax rates do not include discrete events such as tax law changes, examination settlements, accounting method changes, or adjustments to tax expense or benefits attributable to prior years. Discrete events are recorded in the interim period in which they occur or become known. The estimated annual effective tax rate is applied to year-to-date pretax income to determine income tax expense (or benefit) for the interim period consistent with the annual estimate. In subsequent interim periods, income tax expense (or benefit) for the period is computed as the difference between the year-to-date amount reported for the previous interim period and the current period's year-to-date amount.

Income Tax Expense

The following table provides a summary of income tax expense for the nine months ended September 30 (in thousands of dollars):

	IDACORP		Idaho Power
	2015	2014	2015	2014
Income tax at statutory rates (federal and state)	$79,030	$75,385	$78,356	$74,702
First mortgage bond redemption costs	(7,210)	—	(7,210)	—
Accounting method change	—	(11,075)	—	(11,075)
Affordable housing tax credits	(2,628)	(3,792)	—	—
Affordable housing investment amortization, net of statutory taxes	1,025	2,041	—	—
Other(1)	(30,941)	(28,591)	(30,274)	(27,728)
Income tax expense	$39,276	$33,968	$40,872	$35,899
Effective tax rate	19.4%	17.6%	20.4%	18.8%
(1) "Other" is primarily comprised of the net tax effect of Idaho Power's regulatory flow-through tax adjustments. These adjustments, which include the capitalized repairs deduction, are each listed in the rate reconciliation table in Note 2 to the consolidated financial statements included in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2014.

The increase in income tax expense for the nine months ended September 30, 2015, as compared with the same period in 2014, was primarily due to greater Idaho Power pre-tax earnings in 2015 and lower flow-through income tax benefits from discrete items. In the second quarter of 2015, Idaho Power recorded a $7.2 million income tax benefit for bond redemption costs, as compared with an $11.1 million income tax benefit recorded in the third quarter of 2014 for an income tax accounting method change related to Idaho Power's capitalized repairs deduction for generation, transmission, and distribution assets. On a net basis, Idaho Power’s estimate of its annual 2015 regulatory flow-through tax adjustments is comparable to 2014.

3.  REGULATORY MATTERS

Included below is a summary of Idaho Power's most recent general rate cases and base rate changes, as well as other recent or pending notable regulatory matters and proceedings.

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

On March 21, 2014, the IPUC issued an order approving Idaho Power's application requesting an increase of approximately $106 million in the normalized or "base level" net power supply expense on a total-system basis to be used to update base rates and in the determination of the PCA rate that became effective June 1, 2014. Approval of the order removed the Idaho-jurisdictional portion of those expenses (approximately $99 million) from collection via the Idaho PCA mechanism and instead results in collecting that portion through base rates.

Idaho Settlement Stipulation — Investment Tax Credits and Sharing Mechanism

In October 2014, the IPUC issued an order approving an extension, with modifications, of the terms of a December 2011 Idaho settlement stipulation for the period from 2015 through 2019, or until the terms are otherwise modified or terminated by order of the IPUC. The provisions of the October 2014 settlement stipulation are as follows:

•
If Idaho Power's annual return on year-end equity in the Idaho jurisdiction (Idaho ROE) in any year is less than 9.5 percent, then Idaho Power may amortize up to $25 million of additional accumulated deferred investment tax credits (ADITC) to help achieve a 9.5 percent Idaho ROE for that year, and may amortize up to a total of $45 million of additional ADITC over the 2015 through 2019 period.

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

Idaho Power recorded no additional ADITC amortization or provision for sharing with customers during the first nine months of 2015 based on its estimate of Idaho ROE for the full-year 2015. Accordingly, the full $45 million of additional ADITC remains available for future use under the terms of the settlement stipulation.

Idaho Power Cost Adjustment Mechanism Annual Filing

In both its Idaho and Oregon jurisdictions, Idaho Power's PCA mechanisms address the volatility of power supply costs and provide for annual adjustments to the rates charged to its retail customers. The PCA mechanisms compare Idaho Power's actual and forecast net power supply costs (primarily fuel and purchased power less off-system sales) against net power supply costs currently being recovered in retail rates. Under the PCA mechanisms, certain differences between actual net power supply costs incurred by Idaho Power and the costs included in retail rates are recorded as a deferred charge or credit for future recovery or refund through retail rates.  The power supply costs deferred primarily result from changes in contracted power purchase prices and volumes, changes in wholesale market prices and transaction volumes, fuel prices, and the levels of Idaho Power's own generation.

On May 28, 2015, the IPUC issued an order approving an $11.6 million net decrease in Idaho PCA rates, effective for the 2015-2016 PCA collection period from June 1, 2015 to May 31, 2016.  The net decrease in Idaho PCA rates included the application of (a) a customer rate credit of $8.0 million for sharing of revenues with customers for the year 2014 under the terms of the December 2011 settlement stipulation, (b) a $1.5 million customer benefit relating to a change to the PCA methodology described below, and (c) $4.0 million of surplus Idaho energy efficiency rider funds.

Previously, on May 30, 2014, the IPUC issued an order approving an $11.1 million net increase in Idaho PCA rates, effective for the 2014-2015 PCA collection period from June 1, 2014 to May 31, 2015.  The $11.1 million PCA rate increase was net of (a) $20.0 million of surplus Idaho energy efficiency rider funds, (b) $7.6 million of customer revenue sharing for the year 2013 under the December 2011 settlement stipulation, and (c) the shifting of $99.3 million in power supply expense from collection via the PCA mechanism to collection via base rates.

Idaho Fixed Cost Adjustment Mechanism Annual Filing

The fixed cost adjustment (FCA) is designed to remove Idaho Power’s financial disincentive to invest in energy efficiency programs by separating (or decoupling) the recovery of fixed costs from the variable kilowatt-hour charge and linking it instead to a set amount per customer.  The FCA rate is adjusted each year to recover or refund the difference between the amount of fixed costs authorized in Idaho Power's most recent general rate case and the amount of fixed costs recovered by Idaho Power based upon energy sales. On May 19, 2015, the IPUC issued an order approving an increase of $2.0 million in the FCA from $14.9 million to $16.9 million, with new rates effective for the period from June 1, 2015 through May 31, 2016. Previously, on May 30, 2014, the IPUC issued an order approving a $6.0 million increase in the FCA from $8.9 million to $14.9 million, effective for the period from June 1, 2014 through May 31, 2015.

IPUC Review of Annual Rate Adjustment Mechanisms

PCA Mechanism -- In July 2014, the IPUC opened a docket pursuant to which Idaho Power, the IPUC Staff, and other interested parties further evaluated Idaho Power's application of the true-up component of the PCA mechanism and whether a deferral balance adjustment was appropriate. While the IPUC's docket was closed in August 2014 with no adjustment to the PCA true-up revenue amount, Idaho Power subsequently met with the IPUC Staff to explore approaches to increasing the accuracy of the actual cost recovery under the PCA mechanism. On May 28, 2015, the IPUC approved a settlement stipulation that resulted in the replacement of the existing load-based adjustment used for determining the power cost deferrals under the PCA mechanism with a similar sales-based adjustment. The sales-based adjustment functions in the same manner as the existing load-based adjustment, but measures deviations between Idaho-specific test year sales and actual Idaho sales rather than deviations between test year loads and actual loads. The approved settlement stipulation provided that implementation of the new methodology was effective as of January 1, 2015.

FCA Mechanism -- Also in July 2014, the IPUC opened a docket to allow Idaho Power, the IPUC Staff, and other interested parties to further evaluate the IPUC Staff's concerns regarding the application of the FCA mechanism (including weather-normalization, customer count methodology, rate adjustment cap, and cross-subsidization issues) and whether the FCA is effectively removing Idaho Power's disincentive to aggressively pursue energy efficiency programs. On May 6, 2015, the IPUC approved a settlement stipulation that modified the FCA mechanism by replacing weather-normalized billed sales with actual billed sales in the calculation of the FCA, applicable for the entirety of calendar year 2015 and thereafter, and reflected in FCA rates effective June 1, 2016.

4. LONG-TERM DEBT

On March 6, 2015, Idaho Power issued $250 million in principal amount of 3.65% first mortgage bonds, secured medium-term notes, Series J, maturing on March 1, 2045. On April 23, 2015, Idaho Power redeemed, prior to maturity, $120 million in principal amount of 6.025% first mortgage bonds, medium-term notes, Series H due July 2018. In accordance with the redemption provisions of the notes, the redemption included Idaho Power's payment of a make-whole premium to the holders of the redeemed notes in the aggregate amount of approximately $17.9 million. Idaho Power used a portion of the net proceeds from the March 2015 sale of first mortgage bonds, medium-term notes to effect the redemption.

As of September 30, 2015, $250 million in principal amount of long-term debt securities remained available for issuance under a selling agency agreement executed in July 2013 and pursuant to state regulatory authority. On April 1, 2015 the IPUC approved a two-year extension of Idaho Power's state regulatory authorization to issue debt securities and first mortgage bonds, through April 9, 2017.

5.  NOTES PAYABLE

Credit Facilities

IDACORP and Idaho Power have in place credit facilities that may be used for general corporate purposes and commercial paper backup. The terms and conditions of those credit facilities are as described in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2014.

At September 30, 2015, no loans were outstanding under either IDACORP's or Idaho Power's facilities.  At September 30, 2015, Idaho Power had regulatory authority to incur up to $450 million in principal amount of short-term indebtedness at any one time outstanding. Balances (in thousands of dollars) and interest rates of IDACORP’s and Idaho Power's short-term borrowings were as follows at September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
	Idaho Power	IDACORP	Total	Idaho Power	IDACORP	Total
Commercial paper outstanding	$—	$3,600	$3,600	$—	$31,300	$31,300
Weighted-average annual interest rate	—%	0.56%	0.56%	—%	0.43%	0.43%

6.  COMMON STOCK

IDACORP Common Stock

During the nine months ended September 30, 2015, IDACORP issued 43,349 shares of common stock pursuant to the IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan. Effective July 1, 2012, IDACORP instructed the plan administrators of the IDACORP, Inc. Dividend Reinvestment and Stock Purchase Plan and Idaho Power Company Employee Savings Plan to use market purchases of IDACORP common stock, as opposed to original issuance of common stock from IDACORP, to acquire shares of IDACORP common stock for the plans. However, IDACORP may determine at any time to resume original issuances of common stock under those plans.

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

Restrictions on Dividends

Idaho Power’s ability to pay dividends on its common stock held by IDACORP and IDACORP’s ability to pay dividends on its common stock are limited to the extent payment of such dividends would violate the covenants in their respective credit facilities or Idaho Power’s Revised Code of Conduct.  A covenant under IDACORP’s credit facility and Idaho Power’s credit facility requires IDACORP and Idaho Power to maintain leverage ratios of consolidated indebtedness to consolidated total capitalization, as defined therein, of no more than 65 percent at the end of each fiscal quarter. At September 30, 2015, the leverage ratios for IDACORP and Idaho Power were 46 percent and 48 percent, respectively.  Based on these restrictions, IDACORP’s and Idaho Power’s dividends were limited to $1.1 billion and $965 million, respectively, at September 30, 2015.  There are additional facility covenants, subject to exceptions, that prohibit or restrict the sale or disposition of property without consent and any agreements restricting dividend payments to the applicable company from any material subsidiary.  At September 30, 2015, IDACORP and Idaho Power were in compliance with the financial covenants.

Idaho Power’s Revised Policy and Code of Conduct relating to transactions between and among Idaho Power, IDACORP, and other affiliates, which was approved by the IPUC in April 2008, provides that Idaho Power will not pay any dividends to IDACORP that will reduce Idaho Power’s common equity capital below 35 percent of its total adjusted capital without IPUC approval. At September 30, 2015, Idaho Power's common equity capital was 52 percent of its total adjusted capital. Further, Idaho Power must obtain approval of the OPUC before it could directly or indirectly loan funds or issue notes or give credit on its books to IDACORP.

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

7.  EARNINGS PER SHARE

The table below presents the computation of IDACORP’s basic and diluted earnings per share for the three and nine months ended September 30, 2015 and 2014 (in thousands, except for per share amounts).

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Numerator:
Net income attributable to IDACORP, Inc.	$73,336	$86,889	$162,847	$158,832
Denominator:
Weighted-average common shares outstanding - basic	50,219	50,129	50,221	50,131
Effect of dilutive securities	105	91	61	53
Weighted-average common shares outstanding - diluted	50,324	50,220	50,282	50,184
Basic earnings per share	$1.46	$1.73	$3.24	$3.17
Diluted earnings per share	$1.46	$1.73	$3.24	$3.16

8.  COMMITMENTS

Purchase Obligations

IDACORP's and Idaho Power's purchase obligations did not change materially, outside of the ordinary course of business, during the nine months ended September 30, 2015, except as follows:

•
four power purchase agreements with a solar energy developer were terminated due to an uncured breach by the counterparty. Termination of the agreements reduced Idaho Power's contractual payment obligations by approximately $483 million over the 20-year lives of the terminated contracts;

•
the addition of seven power purchase agreements with solar and other alternative energy developers for projects with a combined nameplate capacity of approximately 45 MW. Payments pursuant to these new agreements are estimated to total $135 million from 2017 through 2036; and

•
Idaho Power entered into a long-term service agreement, conditioned upon the IPUC's approval of the agreement and acceptable accounting treatment, for maintenance services at three of Idaho Power's natural gas plants, with a total estimated obligation of $72 million over the term of the agreement. Idaho Power received IPUC approval of the agreement on October 5, 2015. However, Idaho Power reviewed and considered the implications of the IPUC's order, including the accounting treatment described in the order, and has requested reconsideration of certain aspects of the accounting treatment included in the IPUC's order. Accordingly, as of the date of this report the agreement has not become effective.

Guarantees

Through a self-bonding mechanism, Idaho Power guarantees its portion of reclamation activities and obligations at BCC, of which IERCo owns a one-third interest.  This guarantee, which is renewed annually with the Wyoming Department of Environmental Quality, was $73 million at September 30, 2015, representing IERCo's one-third share of BCC's total reclamation obligation.  BCC has a reclamation trust fund set aside specifically for the purpose of paying these reclamation costs.  At September 30, 2015, the value of the reclamation trust fund was $69 million. During the nine months ended September 30, 2015, the reclamation trust fund distributed approximately $1 million for reclamation activity costs associated with the BCC surface mine. BCC periodically assesses the adequacy of the reclamation trust fund and its estimate of future reclamation costs.  To ensure that the reclamation trust fund maintains adequate reserves, BCC has the ability to add a per-ton surcharge to coal sales, all of which are made to the Jim Bridger plant.  Starting in 2010, BCC began applying a nominal surcharge to coal sales in order to maintain adequate reserves in the reclamation trust fund.  Because of the existence of the fund and the ability to apply a per-ton surcharge, the estimated fair value of this guarantee is minimal.

IDACORP and Idaho Power enter into financial agreements and power purchase and sale agreements that include indemnification provisions relating to various forms of claims or liabilities that may arise from the transactions contemplated by these agreements.  Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnification provisions cannot be reasonably estimated.  IDACORP and Idaho Power periodically evaluate the likelihood of incurring costs under such indemnities based on their historical experience and the evaluation of the specific indemnities.  As of September 30, 2015, management believes the likelihood is remote that IDACORP or Idaho Power would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnification obligations.  Neither IDACORP nor Idaho Power has recorded any liability on their respective condensed consolidated balance sheets with respect to these indemnification obligations.

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

Despite the speculative nature of ripple claims, the FERC has refused to dismiss Idaho Power and IESCo from the proceedings in the Pacific Northwest and refused to approve portions of two settlements that provided for waivers of claims in those proceedings, notwithstanding only limited objections from two market participants to one of the two settlements and no objections to the other settlement. Idaho Power and IESCo filed petitions for review of the FERC's decisions refusing to approve the waiver provision of the settlements, on the basis that the FERC failed to apply its established precedents and rules. In September 2015, the Ninth Circuit Court of Appeals held that the FERC departed from its rules and precedent without explanation, and directed the FERC to reconsider its decision on the settlement petitions and issue a decision within sixty days of the issuance of the court's mandate.

Idaho Power and IESCo cannot predict whether the FERC will approve in full the settlements under reconsideration. If the FERC does not approve in full the settlements, Idaho Power and IESCo cannot predict whether the FERC will ultimately order that any refunds be made, which contracts would be subject to refunds, how the refund amount would be calculated, which refunds would trigger ripple claims, if any, and whether any party would seek to pursue ripple claims. Based on these uncertainties and Idaho Power's and IESCo's evaluation of the merits of ripple claims, particularly in light of Idaho Power and IESCo being both purchasers and sellers in the energy market during the relevant period, Idaho Power and IESCo are unable to estimate the possible loss or range of loss that could result from the proceedings and have no amount accrued relating to the proceedings. To the extent the availability of any ripple claims materializes, Idaho Power and IESCo will continue to vigorously defend their positions in the proceedings.

Hoku Corporation Bankruptcy Claims

On June 26, 2015, the trustee in the Hoku Corporation chapter 7 bankruptcy case (In Re: Hoku Corporation, United States Bankruptcy Court, District of Idaho, Case No. 13-40838 JDP) filed a complaint against Idaho Power, alleging that specified payments made by Hoku Corporation to Idaho Power in the six years prior to Hoku Corporation's bankruptcy filing in July 2013 should be recoverable by the trustee as constructive fraudulent transfers. Hoku Corporation was the parent entity of Hoku Materials, Inc., with which Idaho Power had an electric service agreement approved by the IPUC in March 2009. Under the electric service agreement, Idaho Power agreed to provide electric service to a polysilicon production facility under construction by Hoku Materials in the state of Idaho. Idaho Power also had agreements with Hoku Materials pertaining to the design and construction of apparatus for the provision of electric service to the polysilicon plant. The trustee's complaint against Idaho Power includes alternative causes of action for constructive fraudulent transfer under the federal bankruptcy code, Idaho law, and federal law, with requests for recovery from Idaho Power in amounts up to approximately $36 million. The complaint alleges that the payments made by Hoku Corporation to Idaho Power are subject to recovery by the trustee on the basis that Hoku Corporation was insolvent at the time of the payments and did not have any legal or equitable title in the polysilicon plant or liability for Hoku Materials' debts, and thus did not receive reasonably equivalent value for the payments it made for or on behalf of Hoku Materials.

As of the date of this report it is not possible to determine Idaho Power's potential liability, if any, or to reasonably estimate a possible loss or range of possible loss, if any, within the trustee's alternative prayers for relief. Idaho Power intends to vigorously defend against the claims.

Other Proceedings

IDACORP and Idaho Power are parties to legal claims and legal and regulatory actions and proceedings in the ordinary course of business that are in addition to those discussed above and, as noted above, record an accrual for associated loss contingencies when they are probable and reasonably estimable. As of the date of this report the companies believe that resolution of those matters will not have a material adverse effect on their respective consolidated financial statements. Idaho Power is also actively monitoring various pending environmental regulations that may have a significant impact on its future operations. Given uncertainties regarding the outcome, timing, and compliance plans for these environmental matters, Idaho Power is unable to estimate the financial impact of these regulations. However, Idaho Power does believe that future capital investment for infrastructure and modifications to its electric generating facilities could be significant to comply with these regulations.

10.  BENEFIT PLANS

Idaho Power has two defined benefit pension plans - a noncontributory defined benefit pension plan (pension plan) and nonqualified defined benefit plans for certain senior management employees called the Security Plan for Senior Management Employees I and II (SMSP).  The benefits under the pension plan are based on years of service and the employee’s final average earnings. Idaho Power also maintains a defined benefit postretirement benefit plan (consisting of health care and death benefits) that covers all employees who were enrolled in the active-employee group plan at the time of retirement as well as their spouses and qualifying dependents.  The following table shows the components of net periodic benefit costs for the pension, SMSP, and postretirement benefits plans for the three months ended September 30, 2015 and 2014 (in thousands of dollars).

	Pension Plan		SMSP		Postretirement Benefits
	2015	2014	2015	2014	2015	2014
Service cost	$8,291	$6,323	$422	$411	$308	$252
Interest cost	8,792	8,853	967	964	670	711
Expected return on plan assets	(10,994)	(10,561)	—	—	(669)	(648)
Amortization of prior service cost	56	86	47	55	3	45
Amortization of net loss	3,482	978	1,048	654	—	—
Net periodic benefit cost	9,627	5,679	2,484	2,084	312	360
Adjustments due to the effects of regulation(1)	(4,902)	(1,140)	—	—	—	—
Net periodic benefit cost recognized for financial reporting(1)	$4,725	$4,539	$2,484	$2,084	$312	$360
 (1) Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, income statement recognition of pension plan costs is deferred until costs are recovered through rates.

The table below shows the components of net periodic benefit costs for the pension, SMSP, and postretirement benefits plans for the nine months ended September 30, 2015 and 2014 (in thousands of dollars).

	Pension Plan		SMSP		Postretirement Benefits
	2015	2014	2015	2014	2015	2014
Service cost	$24,873	$18,969	$1,267	$1,234	$926	$758
Interest cost	26,378	26,561	2,901	2,892	2,009	2,131
Expected return on plan assets	(31,733)	(31,717)	—	—	(2,010)	(1,946)
Amortization of prior service cost	166	260	139	165	11	137
Amortization of net loss	10,446	2,933	3,146	1,963	—	—
Net periodic benefit cost	30,130	17,006	7,453	6,254	936	1,080
Adjustments due to the effects of regulation(1)	(15,873)	(3,437)	—	—	—	—
Net periodic benefit cost recognized for financial reporting(1)	$14,257	$13,569	$7,453	$6,254	$936	$1,080
 (1) Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, income statement recognition of pension plan costs is deferred until costs are recovered through rates.

During the nine months ended September 30, 2015, Idaho Power made $39 million in contributions to its defined benefit pension plan.

In October 2014, the Society of Actuaries released a new set of mortality tables referred to as RP-2014. Mortality tables are used by defined benefit plans to estimate the life expectancy of plan participants and the expected length of benefit payments in retirement. RP-2014 generally resulted in longer life expectancy than previous mortality tables. Idaho Power's measurement of its plan benefit obligations as of December 31, 2014, and its net periodic benefit cost for the nine months ended September 30, 2015, reflect the adoption of the new tables, which was not material.

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

All of Idaho Power's derivative instruments have been entered into for the purpose of economically hedging forecasted purchases and sales, though none of these instruments have been designated as cash flow hedges. Idaho Power offsets fair value amounts recognized on its balance sheet and applies collateral related to derivative instruments executed with the same counterparty under the same master netting agreement. Idaho Power does not offset a counterparty's current derivative contracts with the counterparty's long-term derivative contracts, although Idaho Power's master netting arrangements would allow current and long-term positions to be offset in the event of default. Also, in the event of default, Idaho Power's master netting arrangements would allow for the offsetting of all transactions executed under the master netting arrangement. These types of transactions may include non-derivative instruments, derivatives qualifying for scope exceptions, receivables and payables arising from settled positions, and other forms of non-cash collateral (such as letters of credit). These types of transactions are excluded from the offsetting presented in the derivative fair value and offsetting table that follows.

The table below presents the gains and losses on derivatives not designated as hedging instruments for the three and nine months ended September 30, 2015 and 2014 (in thousands of dollars).

		Gain/(Loss) on Derivatives Recognized in Income(1)
	Location of Realized Gain/(Loss) on Derivatives Recognized in Income	Three months ended September 30,		Nine months ended September 30,

		2015	2014	2015	2014
Financial swaps	Off-system sales	$472	$517	$2,627	$(6,026)
Financial swaps	Purchased power	992	(2,265)	1,098	(785)
Financial swaps	Fuel expense	(3,774)	239	(4,152)	3,907
Financial swaps	Other operations and maintenance	(15)	(34)	(21)	(44)
Forward contracts	Off-system sales	—	112	—	164
Forward contracts	Purchased power	—	(113)	3	(163)
Forward contracts	Fuel expense	51	53	56	101
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

Derivative Instrument Summary

The table below presents the fair values and locations of derivative instruments not designated as hedging instruments recorded on the balance sheets and reconciles the gross amounts of derivatives recognized as assets and as liabilities to the net amounts presented in the balance sheets at September 30, 2015 and December 31, 2014 (in thousands of dollars).

		Asset Derivatives				Liability Derivatives
	Balance Sheet Location	Gross Fair Value	Amounts Offset		Net Assets	Gross Fair Value	Amounts Offset	Net Liabilities

September 30, 2015
Current:
Financial swaps	Other current assets	$626	$(289)		$337	$289	$(289)	$—
Financial swaps	Other current liabilities	193	(193)		—	3,693	(193)	3,500
Forward contracts	Other current assets	64	—		64	—	—	—
Long-term:
Financial swaps	Other assets	32	(19)		13	19	(19)	—
Financial swaps	Other liabilities	—	—		—	178	—	178
Total		$915	$(501)		$414	$4,179	$(501)	$3,678
December 31, 2014
Current:
Financial swaps	Other current assets	$2,509	$(2,002)	(1)	$507	$756	$(756)	$—
Financial swaps	Other current liabilities	379	(379)		—	4,335	(379)	3,956
Forward contracts	Other current assets	64	—		64	—	—	—
Forward contracts	Other current liabilities	—	—		—	5	—	5
Long-term:
Forward contracts	Other assets	63	—		63	—	—	—
Total		$3,015	$(2,381)		$634	$5,096	$(1,135)	$3,961
 (1) Current asset derivative amounts offset include $1.2 million of collateral payable for the period ending December 31, 2014.

The table below presents the volumes of derivative commodity forward contracts and swaps outstanding at September 30, 2015 and 2014 (in thousands of units).

		September 30,
Commodity	Units	2015	2014
Electricity purchases	MWh	350	227
Electricity sales	MWh	160	391
Natural gas purchases	MMBtu	14,570	5,455
Natural gas sales	MMBtu	944	1,137
Diesel purchases	Gallons	61	222

Credit Risk

At September 30, 2015, Idaho Power did not have material credit risk exposure from financial instruments, including derivatives. Idaho Power monitors credit risk exposure through reviews of counterparty credit quality, corporate-wide counterparty credit exposure, and corporate-wide counterparty concentration levels.  Idaho Power manages these risks by establishing credit and concentration limits on transactions with counterparties and requiring contractual guarantees, cash deposits, or letters of credit from counterparties or their affiliates, as deemed necessary.  Idaho Power’s physical power contracts are commonly under Western Systems Power Pool agreements, physical gas contracts are usually under North American Energy Standards Board contracts, and financial transactions are usually under International Swaps and Derivatives Association, Inc. contracts. These contracts contain adequate assurance clauses requiring collateralization if a counterparty has debt that is downgraded below investment grade by at least one rating agency.

Credit-Contingent Features

Certain of Idaho Power's derivative instruments contain provisions that require Idaho Power's unsecured debt to maintain an investment grade credit rating from Moody's Investors Service and Standard & Poor's Ratings Services.  If Idaho Power's unsecured debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions.  The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position at September 30, 2015, was $4.2 million.  Idaho Power posted $0.8 million cash collateral related to this amount.  If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2015, Idaho Power would have been required to post an additional $8.3 million of cash collateral to its counterparties.

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

IDACORP’s and Idaho Power’s assessment of a particular input's significance to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy.  An item recorded at fair value is reclassified among levels when changes in the nature of valuation inputs cause the item to no longer meet the criteria for the level in which it was previously categorized. There were no transfers between levels or material changes in valuation techniques or inputs during the nine months ended September 30, 2015.

The table below presents information about IDACORP’s and Idaho Power’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 (in thousands of dollars).

	September 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivatives	$350	$64	$—	$414	$506	$128	$—	$634
Money market funds	15,092	—	—	15,092	100	—	—	100
Trading securities: Equity securities	102	—	—	102	141	—	—	141
Available-for-sale securities: Equity securities	42,496	—	—	42,496	44,942	—	—	44,942
Liabilities:
Derivatives	24	3,654	—	3,678	17	3,944	—	3,961

Idaho Power’s derivatives are contracts entered into as part of its management of loads and resources.  Electricity derivatives are valued on the Intercontinental Exchange (ICE) with quoted prices in an active market.  Natural gas and diesel derivative valuations are performed using New York Mercantile Exchange (NYMEX) and ICE pricing, adjusted for location basis, which are also quoted under NYMEX and ICE pricing.  Trading securities consist of employee-directed investments held in a Rabbi Trust and are related to an executive deferred compensation plan.  Available-for-sale securities are related to the SMSP, are held in a Rabbi Trust, and are actively traded money market and exchange traded funds with quoted prices in active markets.

The table below presents the carrying value and estimated fair value of financial instruments that are not reported at fair value, as of September 30, 2015 and December 31, 2014, using available market information and appropriate valuation methodologies (in thousands of dollars).

	September 30, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
IDACORP
Assets:
Notes receivable(1)	$3,804	$3,804	$3,804	$3,804
Liabilities:
Long-term debt(1)	1,742,939	1,837,372	1,615,502	1,788,197
Idaho Power
Liabilities:
Long-term debt(1)	1,742,939	1,837,372	1,615,502	1,788,197
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

	Utility Operations	All Other	Eliminations	Consolidated Total
Three months ended September 30, 2015:
Revenues	$368,517	$648	$—	$369,165
Net income attributable to IDACORP, Inc.	71,727	1,609	—	73,336
Total assets as of September 30, 2015	5,835,296	125,019	(22,329)	5,937,986
Three months ended September 30, 2014:
Revenues	$380,711	$1,490	$—	$382,201
Net income attributable to IDACORP, Inc.	84,600	2,289	—	86,889
Nine months ended September 30, 2015:
Revenues	$982,612	$2,277	$—	$984,889
Net income attributable to IDACORP, Inc.	159,528	3,319	—	162,847
Nine months ended September 30, 2014:
Revenues	$989,686	$3,017	$—	$992,703
Net income attributable to IDACORP, Inc.	155,154	3,678	—	158,832

14. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

The table below presents changes in components of accumulated other comprehensive income (AOCI), net of tax, during the three and nine months ended September 30, 2015 and 2014 (in thousands of dollars). Items in parentheses indicate charges to AOCI.

Defined Benefit Pension Items
Three months ended September 30, 2015:
Balance at beginning of period	$(22,824)
Amounts reclassified out of AOCI	667
Balance at end of period	$(22,157)
Nine months ended September 30, 2015:
Balance at beginning of period	$(24,158)
Amounts reclassified out of AOCI	2,001
Balance at end of period	$(22,157)
Three months ended September 30, 2014:
Balance at beginning of period	$(15,689)
Amounts reclassified out of AOCI	432
Balance at end of period	$(15,257)
Nine months ended September 30, 2014:
Balance at beginning of period	$(16,553)
Amounts reclassified out of AOCI	1,296
Balance at end of period	$(15,257)

The table below presents amounts reclassified out of components of AOCI and the income statement location of those amounts reclassified during the three and nine months ended September 30, 2015 and 2014 (in thousands of dollars). Items in parentheses indicate increases to net income.

	Amount Reclassified from AOCI
Details About AOCI	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Amortization of defined benefit pension items(1)
Prior service cost	$47	$55	$139	$165
Net loss	1,048	654	3,146	1,963
Total before tax	1,095	709	3,285	2,128
Tax benefit(2)	(428)	(277)	(1,284)	(832)
Net of tax	667	432	2,001	1,296
Total reclassification for the period	$667	$432	$2,001	$1,296
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
IDACORP, Inc.
Boise, Idaho

We have reviewed the accompanying condensed consolidated balance sheet of IDACORP, Inc. and subsidiaries (the “Company”) as of September 30, 2015, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2015 and 2014, and of equity and cash flows for the nine-month periods ended September 30, 2015 and 2014.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of IDACORP, Inc. and subsidiaries as of December 31, 2014, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated February 19, 2015, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2014 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Boise, Idaho
October 29, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Idaho Power Company
Boise, Idaho

We have reviewed the accompanying condensed consolidated balance sheet of Idaho Power Company and subsidiary (the “Company”) as of September 30, 2015, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2015 and 2014, and of cash flows for the nine-month periods ended September 30, 2015 and 2014.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Idaho Power Company and subsidiary as of December 31, 2014, and the related consolidated statements of income, comprehensive income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated February 19, 2015, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2014 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Boise, Idaho
October 29, 2015

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

(Megawatt-hours (MWh) and dollar amounts in tables, other than earnings per share, are in thousands unless otherwise indicated.)

INTRODUCTION

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), the general financial condition and results of operations for IDACORP, Inc. and its subsidiaries (collectively, IDACORP) and Idaho Power Company and its subsidiary (collectively, Idaho Power) are discussed. While reading the MD&A, please refer to the accompanying condensed consolidated financial statements of IDACORP and Idaho Power, and the notes thereto. This discussion updates the MD&A included in the Annual Report on Form 10-K for the year ended December 31, 2014, and should also be read in conjunction with the information in that report. The results of operations for an interim period generally will not be indicative of results for the full year, particularly in light of the seasonality of Idaho Power's sales volumes, as discussed below.

IDACORP is a holding company formed in 1998 whose principal operating subsidiary is Idaho Power.  IDACORP’s common stock is listed and trades on the New York Stock Exchange under the trading symbol “IDA.” Idaho Power is an electric utility with a service area covering approximately 24,000 square miles in southern Idaho and eastern Oregon.  Idaho Power provided electric service to approximately 523,000 general business customers as of September 30, 2015.  As a regulated utility, many of Idaho Power's fundamental business decisions are subject to the approval of governmental agencies. Idaho Power is under the jurisdiction (as to rates, service, accounting, and other general matters of utility operation) of the Idaho Public Utilities Commission (IPUC), the Public Utility Commission of Oregon (OPUC), and the Federal Energy Regulatory Commission (FERC). The IPUC and OPUC determine the rates that Idaho Power charges to its general business customers. Idaho Power is also under the regulatory jurisdiction of the IPUC, the OPUC, and the Public Service Commission of Wyoming as to the issuance of debt and equity securities. As a public utility under the Federal Power Act, Idaho Power has authority to charge market-based rates for wholesale energy sales under its FERC tariff and to provide transmission services under its open access transmission tariff (OATT).  Idaho Power uses general rate cases, cost adjustment mechanisms, tariff riders, and subject-specific filings to recover its costs of providing service and the costs of its energy efficiency and demand-response programs, and to seek to earn a return on investment.

Idaho Power generates revenues and cash flows primarily from the sale and distribution of electricity to customers in its Idaho and Oregon service areas, as well as from the wholesale sale and transmission of electricity.  Idaho Power’s revenues and income from operations are subject to fluctuations during the year due to the impacts of seasonal weather conditions on demand for electricity, availability of water for hydroelectric generation, price changes, customer usage patterns (which are affected in large part by the condition of the economy across the service area), and the availability and price of purchased power and fuel.  Idaho Power experiences its highest retail energy sales during the summer irrigation and cooling season, with a lower peak in the winter that generally results from heating demand.  IDACORP’s and Idaho Power’s financial condition are also affected by regulatory decisions through which Idaho Power seeks to recover its costs on a timely basis and earn a return on investment, and by the ability to obtain financing through the issuance of debt and/or equity securities.

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

EXECUTIVE OVERVIEW

Management's Outlook and Company Initiatives

In the Annual Report on Form 10-K for the year ended December 31, 2014, IDACORP's and Idaho Power's management included a brief overview of their outlook and initiatives for the companies for 2015 and beyond, under the headings "Executive Overview - Management's Outlook" and "2014 Accomplishments and 2015 Initiatives" in the MD&A. As of the date of this report, management's outlook remains consistent with that discussion. Most notably:

•
Idaho Power continues to expect positive customer growth in its service area, and continues to support economic development initiatives aimed at sustainable levels of growth. During the first nine months of 2015, Idaho Power's customer count grew by 6,987 customers, and for the twelve months ended September 30, 2015, the customer growth rate was 1.8 percent.

•
Idaho Power expects substantial capital investments, with estimated total capital expenditures of $1.5 billion over the five-year period from 2015 (including expenditures to date in 2015) through 2019.

•	Idaho Power continues to actively manage costs, targeting opportunities to optimize business practices.

•
IDACORP remains focused on the previously established long-term target dividend payout ratio of between 50 and 60 percent of sustainable IDACORP earnings. IDACORP's board of directors periodically assesses the potential for changes in the dividend amount. Most recently, in September 2015, IDACORP's board of directors approved an 8.5 percent increase in the quarterly dividend from $0.47 per share to $0.51 per share, commencing with the dividend payable in the fourth quarter of 2015.

•
Idaho Power continues to focus on timely recovery of costs and earning a reasonable return on investment, including working to evaluate and ensure that its rate design and regulatory mechanisms properly reflect the cost to provide electric service.

Overview of General Factors and Trends Affecting Results of Operations and Financial Condition

IDACORP's and Idaho Power's results of operations and financial condition are affected by regulatory, operational, weather-related, economic, and other factors, many of which are described below.

Timely Regulatory Cost Recovery:  The price that Idaho Power is authorized to charge for its electric service is a critical factor in determining IDACORP's and Idaho Power's results of operations and financial condition. Because of the significant impact of ratemaking decisions, and in furtherance of its goal of advancing a purposeful regulatory strategy, Idaho Power has focused on timely recovery of its costs through filings with the company's regulators, and on the prudent management of expenses and investments. Certain recent and pending rate proceedings are discussed in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2014, in "Regulatory Matters" in this MD&A, and in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report.

In 2014, Idaho Power extended its December 2011 Idaho settlement stipulation, including the provisions for potential sharing of earnings with customers and for amortization of additional accumulated deferred investment tax credits (ADITC) to help achieve a minimum 9.5 percent return on year-end equity in the Idaho jurisdiction (Idaho ROE). While providing no assurance that Idaho Power will obtain a 9.5 percent Idaho ROE in any of the applicable years, IDACORP and Idaho Power believe the ability to amortize additional ADITC under the terms of the settlement stipulation provides an element of earnings stability for 2015 and potentially through as late as 2019, depending on the usage rate of additional ADITCs during the applicable years.

In May 2015, the IPUC approved settlement stipulations relating to the calculation of the Idaho power cost adjustment (PCA) and fixed cost adjustment (FCA) mechanisms. The settlement stipulations are intended to more closely align Idaho Power's cost recovery under the PCA and FCA mechanisms with what Idaho Power believes to be the intent and purpose of those mechanisms.

Economic Conditions and Customer/Load Growth: Idaho Power monitors a number of economic indicators, including employment statistics, growth in customer numbers, foreclosure rates, and other housing-related data on a national and state scale and within Idaho Power's service territory. Economic conditions can impact consumer demand for electricity, collectability of accounts, the volume of off-system sales, and the need to construct and improve infrastructure, purchase power, and implement programs to meet customer load demands. Recent economic developments in and around Idaho Power's service area include the following:

•
According to preliminary Idaho Department of Labor data for September 2015, total employment in the service area was 479,412 compared with 458,024 in September 2014. The unemployment rate for the service area was 4.0 percent. By comparison, the September 2015 U.S. unemployment rate was 5.1 percent, according to U.S. Department of Labor data.

•	Moody's Analytics forecasts, as of September 2015, 4.8 percent and 6.3 percent growth in gross area product for Idaho Power's service area for 2015 and 2016, respectively.

•	Customer growth for the twelve months ended September 30, 2015, was 1.8 percent.

•	A number of businesses, particularly in the food processing industry, have recently constructed, or are in the process of constructing, sizable facilities in Idaho Power's service area.

Weather Conditions and Associated Impacts on Revenue and Power Supply Costs: Weather and agricultural growing conditions have a significant impact on Idaho Power's energy sales and the seasonality of those sales. Relatively low and high temperatures result in greater energy use for heating and cooling, respectively. During the agricultural growing season, which in large part occurs during the second and third quarters, irrigation customers use electricity to operate irrigation pumps, and weather conditions can impact the timing and degree of use of those pumps. Idaho Power also has tiered rates and seasonal rates, which contribute to increased revenues during higher-load periods, most notably during the third quarter of each year when overall customer demand is highest. Dry weather in the spring of 2015 led to increased sales to irrigation customers as compared with 2014; milder first quarter and third quarter 2015 temperatures compared with 2014, partially offset by warmer temperatures in June 2015, reduced sales to residential customers .

In May 2015, the IPUC approved a settlement stipulation relating to the operation of the FCA mechanism, which replaced weather-normalized billed sales in the calculation of the FCA with actual billed sales. The revisions to the FCA will reduce the impact on revenues and net income of weather-driven fluctuations in sales to residential and small commercial customers. The change to the FCA mechanism is discussed further in "Regulatory Matters" in this MD&A.

Idaho Power's hydroelectric facilities comprise nearly one-half of Idaho Power's nameplate generation capacity. However, the availability and volume of hydroelectric power generated depends on several factors -- the snow pack levels in the mountains upstream of Idaho Power's facilities, reservoir storage, springtime snow pack run-off, base flows in the Snake River, spring flows, rainfall, water leases and other water rights, and other weather and stream flow considerations. As of the date of this report, Idaho Power estimates that its 2015 hydroelectric generation will be between 5.7 million and 6.2 million megawatt-hours (MWh). This estimated range compares to 2014 hydroelectric generation of 6.2 million MWh. Idaho Power's resource-adjusted median annual hydroelectric generation is 8.5 million MWh.

When hydroelectric generation is reduced, Idaho Power must rely on more expensive generation sources and purchased power - but most of the increases in power supply costs are collected from customers through the Idaho and Oregon PCA mechanisms. Conversely, in periods of greater hydroelectric generation most of the resulting decrease in power supply costs that typically occurs is returned to customers through the PCA mechanisms. When favorable hydroelectric generating conditions exist for Idaho Power, they also may exist for other Pacific Northwest hydroelectric facility operators – increasing the available supply of lower-cost power, lowering regional wholesale market prices, and impacting the revenue Idaho Power receives from off-system sales of its excess power. Conversely, when hydroelectric generating conditions are poor, wholesale market prices may be higher due to lower supply, but Idaho Power would generally have less surplus energy available for sale into the wholesale markets at those times. Most of the adverse or favorable impact of this volatility is addressed through the PCA mechanisms.

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

Purchased power costs are impacted by the terms of contracts for purchased power, the rate of expansion of alternative energy generation sources such as wind and solar energy, and wholesale energy market prices. Idaho Power is obligated to purchase power from some PURPA generation projects at a specified price regardless of the then-current load demand or wholesale energy market prices. This increases the likelihood that Idaho Power will at times be required to reduce output from its lower-cost hydroelectric and fossil fuel-fired generation resources and may be required to sell in the wholesale power market the power it purchases from PURPA projects at a significant loss. Integration of less reliable, intermittent, non-dispatchable resources into Idaho Power's portfolio also creates a number of complex operational challenges and risks that Idaho Power must address. Notably, integration of these sources of power into Idaho Power's portfolio does not eliminate Idaho Power's need to construct facilities and infrastructure that provide more reliable, dispatchable power. For instance, at the time Idaho Power reached its all-time system peak demand of 3,407 MW on July 2, 2013, wind resources on Idaho Power's system, representing roughly 675 MW of nameplate capacity, were contributing only 57 MW of power due to lack of wind. Increases in federally mandated PURPA power purchases have contributed to increases in customer rates.

The Idaho and Oregon PCA mechanisms mitigate in large part the potential adverse impacts of fluctuations in power supply costs to Idaho Power, including substantially all of the Idaho-jurisdiction PURPA power purchase costs.

Regulatory and Environmental Compliance: Idaho Power is subject to extensive federal and state laws, policies, and regulations, as well as regulatory actions and audits by agencies and quasi-governmental agencies, including the FERC and the North American Electric Reliability Corporation. Compliance with these requirements directly influences Idaho Power's operating environment and may significantly increase Idaho Power's operating costs. Further, potential monetary and non-monetary penalties for a violation of applicable laws or regulations may be substantial. Accordingly, Idaho Power has in place numerous compliance policies and initiatives to help ensure compliance, and periodically evaluates and updates those policies and initiatives.

In particular, environmental laws and regulations may, among other things, increase the cost of operating generation plants and constructing new facilities, require that Idaho Power install additional pollution control devices at existing generating plants, or require that Idaho Power cease operating certain generation plants. For instance, the Boardman coal-fired power plant, in which Idaho Power owns a 10-percent interest, is scheduled to cease coal-fired operations by the end of 2020, the decision for which was driven in large part by the substantial cost of environmental controls. Additionally, the U.S. Environmental Protection Agency's (EPA) recently issued final rule under Section 111(d) of the Clean Air Act, which is intended to reduce carbon dioxide emissions from the power sector, could significantly increase costs in the industry and customer rates. Idaho Power expects to spend a considerable amount on environmental compliance and controls in the next decade. As legislation and regulations concerning greenhouse gas emissions develop, Idaho Power will continue to assess, to the extent determinable, the potential impact on the costs to generate and purchase power, as well as the willingness of joint owners of power plants to fund any required pollution control equipment upgrades in lieu of plant retirement or conversion to other fuel sources.

Summary of Financial Results

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Idaho Power net income	$71,727	$84,600	$159,528	$155,154
Net income attributable to IDACORP, Inc.	$73,336	$86,889	$162,847	$158,832
Average outstanding shares – diluted (000’s)	50,324	50,220	50,282	50,184
IDACORP, Inc. earnings per diluted share	$1.46	$1.73	$3.24	$3.16

The table below provides a reconciliation of net income attributable to IDACORP for the three- and nine-month periods ended September 30, 2015 to the same periods in 2014 (items are in millions and are before tax unless otherwise noted).

	Three months ended		Nine months ended
Net income attributable to IDACORP, Inc. - September 30, 2014		$86.9		$158.8
Change in Idaho Power net income:
Decreased sales volumes attributable to usage per customer, net of associated power supply costs and PCA mechanism impacts	$(9.4)		$(9.1)
FCA revenues	0.2		11.0
Increased sales volumes attributable to customer growth, net of associated power supply costs and PCA mechanism impacts	3.4		8.1
Change in other operating and maintenance expenses	0.3		(3.1)
Increase in depreciation expense	(1.2)		(3.7)
Other changes in operating revenues and expenses, net	1.8		0.5
Increase (decrease) in Idaho Power operating income	(4.9)		3.7
Impact of sharing under Idaho regulatory settlement stipulation	4.9		4.9
Net change in Idaho Power operating income	—		8.6
Changes in other non-operating income and expenses	(0.5)		0.8
Decrease in income tax related to first mortgage bond redemption costs	—		7.2
Increased income taxes due to tax method change recorded in 2014	(11.1)		(11.1)
Increase in other income tax expense	(1.3)		(1.1)
Total (decrease) increase in Idaho Power net income		(12.9)		4.4
Other changes (net of tax)		(0.7)		(0.4)
Net income attributable to IDACORP, Inc. - September 30, 2015		$73.3		$162.8

Net Income - Third Quarter 2015

IDACORP's net income decreased $13.6 million for the third quarter of 2015 when compared with the same period in the prior year. The decrease was driven primarily by a $12.4 million increase in income tax expense at Idaho Power, which principally resulted from the recording of a flow-through income tax benefit in the third quarter of 2014 related to a tax accounting method change for Idaho Power's capitalized repairs deduction.
Moderate temperatures in third quarter 2015 compared with 2014 resulted in decreased average electricity usage by residential and irrigation customers. Cooling degree days in the third quarter of 2015 were closer to normal than in the warmer third quarter of 2014, which reduced demand for electricity for operation of air conditioning units in the third quarter of 2015 compared with the same period in 2014. A decrease in per customer sales volumes also resulted in lower average rates, as fewer customers reached usage levels that resulted in the application of higher rates under Idaho Power's tiered rate structure. These decreased sales volumes and lower average rates, combined with modestly higher net power supply costs, combined to decrease operating income by $9.4 million. Offsetting this decline was an increase in sales volumes attributable to continued customer growth, which contributed approximately $3.4 million to operating income.
Idaho Power has not recorded an accrual for revenue sharing during 2015 under its Idaho regulatory settlement stipulation. By contrast, in the third quarter of 2014 Idaho Power recorded a $4.9 million reduction to revenues for amounts to be shared with Idaho customers.
Net Income - First Nine Months of 2015

IDACORP's net income increased $4.0 million for the first nine months of 2015 when compared with the same period in the prior year. The variance in results for the first nine months includes the effect of two 2014 items mentioned above—an income tax accounting method change and an accrual for revenue sharing with customers. In addition, 2015 income tax expense reflects a $7.2 million flow-through impact of a tax deductible make-whole premium Idaho Power paid upon early redemption of long-term debt.
Idaho Power's operating income was impacted by several factors. A decrease in per customer sales and lower average rates due to tiered rates, along with modestly higher net power supply costs, combined to decrease operating income by $9.1 million for the first nine months of 2015 compared with the same period in 2014. The sales volume benefit of warmer temperatures in June 2015 was offset by unusually mild temperatures early in the year and in July. Recently approved changes to Idaho Power's FCA mechanism also affected results for the first nine months of 2015. The revised FCA mechanism now addresses fluctuations in residential and small commercial sales associated with actual weather conditions, as opposed to normalized weather conditions under the FCA mechanism prior to 2015. Idaho Power’s continued customer growth contributed approximately $8.1 million to operating income for the first nine months of 2015.
Key Operating and Financial Metric Estimates for Full-Year 2015

As of the date of this report, IDACORP’s and Idaho Power’s estimates for 2015 are as follows (in millions):

2015 Estimates
	Current(1)	Previous(2)
Idaho Power Operating & Maintenance Expense	No Change	$340-$350
Idaho Power Additional Amortization of ADITC	No Change	None
Idaho Power Capital Expenditures, excluding AFUDC	No Change	$300-$310
Idaho Power Hydroelectric Generation (MWh)(3)	5.7-6.2	6.0-7.0
(1) As of October 29, 2015.
(2) As of July 30, 2015, the date of filing IDACORP's and Idaho Power's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.
(3) Based on reservoir storage levels and forecasted weather conditions as of the date of this report.

RESULTS OF OPERATIONS

This section of MD&A takes a closer look at the significant factors that affected IDACORP’s and Idaho Power’s earnings during the three and nine months ended September 30, 2015.  In this analysis, the results for the three and nine months ended September 30, 2015 are compared with the same periods in 2014.

Utility Operations

The table below presents Idaho Power’s energy sales and supply (in thousands of MWh) for the three and nine months ended September 30, 2015 and 2014.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
General business sales	4,165	4,166	11,010	10,930
Off-system sales	203	434	940	1,611
Total energy sales	4,368	4,600	11,950	12,541
Hydroelectric generation	1,383	1,490	4,618	4,824
Coal generation	1,473	1,750	3,680	4,380
Natural gas and other generation	787	579	1,579	1,019
Total system generation	3,643	3,819	9,877	10,223
Purchased power	1,013	1,051	2,792	3,158
Line losses	(288)	(270)	(719)	(840)
Total energy supply	4,368	4,600	11,950	12,541

Sales Volume and Generation: In the third quarter of 2015, total general business sales volumes were nearly unchanged compared with the third quarter of 2014. Over the first nine months of 2015, general business sales volume increased 80 thousand MWh, or 1 percent, compared with the same period in the prior year. In both the third quarter and first nine months of 2015, the positive sales volume impact of customer growth was substantially offset by reduced usage due to more moderate weather.

Off-system sales volume declined significantly in the third quarter and first nine months of 2015, respectively, as decreases in output from hydroelectric resources reduced the amount of surplus power available for off-system sales. Also, more favorable wholesale market conditions in 2014 provided more opportunities to make off-system sales during 2014 than during 2015. Idaho Power operated its generation facilities to take advantage of those 2014 wholesale market conditions.

Generation from Idaho Power's hydroelectric plants declined in 2015 due to weaker Snake River stream flows and other hydroelectric generating conditions and wholesale market conditions. At Idaho Power's thermal plants, coal-fired generation decreased while natural gas-fired generation increased, as low regional natural gas prices made natural gas-fired plants more economical to run in 2015.

The financial impacts of fluctuations in off-system sales, purchased power, fuel expense, and other power supply-related expenses are addressed in Idaho Power's Idaho and Oregon PCA mechanisms, which are described below.

General Business Revenues:  The table below presents Idaho Power’s general business revenues and MWh sales volumes for the three and nine months ended September 30, 2015 and 2014, and the number of customers as of September 30, 2015 and 2014.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue
Residential	$129,393	$134,336	$376,584	$370,967
Commercial	82,397	85,146	232,167	226,556
Industrial	48,843	50,345	138,292	137,363
Irrigation	83,595	86,343	159,265	153,196
Total	344,228	356,170	906,308	888,082
Provision for sharing	—	(4,900)	—	(4,900)
Deferred revenue related to HCC relicensing AFUDC(1)	(3,432)	(3,432)	(8,365)	(8,365)
Total general business revenues	$340,796	$347,838	$897,943	$874,817
Volume of Sales (MWh)
Residential	1,239	1,260	3,623	3,681
Commercial	1,062	1,053	3,027	2,962
Industrial	821	819	2,382	2,402
Irrigation	1,043	1,034	1,978	1,885
Total MWh sales	4,165	4,166	11,010	10,930
Number of customers at period end
Residential	434,088	426,288
Commercial	68,255	67,319
Industrial	119	117
Irrigation	20,288	19,825
Total customers	522,750	513,549
(1) As part of its January 30, 2009 general rate case order, the IPUC is allowing Idaho Power to recover the allowance for funds used during construction (AFUDC) on construction work in progress related to the HCC relicensing process, even though the relicensing process is not yet complete and the costs have not been moved to electric plant in service. Idaho Power is collecting approximately $10.7 million annually in the Idaho jurisdiction, but is deferring revenue recognition of the amounts collected until the license is issued and the accumulated license costs are placed in service.

Changes in rates, changes in customer demand, and changes in FCA revenues are the primary reasons for fluctuations in general business revenue from period to period. The primary influences on customer demand for electricity are weather and economic conditions. Extreme temperatures increase sales to customers who use electricity for cooling and heating, while moderate temperatures decrease sales. Precipitation levels and the timing of precipitation during the agricultural growing season also affect sales to customers who use electricity to operate irrigation pumps. Rates are also seasonally adjusted, providing for higher rates during peak load periods, and residential customer rates are tiered, providing for higher rates based on higher levels of usage. The seasonal and tiered rate structures contribute to seasonal fluctuations in revenues and earnings. For purposes of illustration, Boise, Idaho weather-related information for the three and nine months ended September 30, 2015 and 2014 is presented in the table that follows.

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	Normal	2015	2014	Normal
Heating degree-days(1)	60	56	121	2,659	3,043	3,320
Cooling degree-days(1)	878	983	751	1,251	1,119	934
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

General business revenue decreased $7.0 million and increased $23.1 million for the three and nine months ended September 30, 2015, respectively, compared with the same periods in 2014. Factors affecting general business revenues during the period are discussed below.

•
Rates:  Two rate changes impacted general business revenue for the comparative periods -- an Idaho PCA rate increase effective June 1, 2014, and an Idaho PCA rate decrease effective June 1, 2015, both described in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report. Overall, rate changes combined to reduce general business revenue by $11.6 million in the third quarter of 2015, and increased general business revenue by $1.1 million for the first nine months of 2015, compared with the same periods in 2014. The revenue impact of the rate changes was partially offset by associated changes in operating expenses - Idaho PCA amortization expense decreased $12.8 million for the third quarter of 2015 when compared with the same period in 2014 due to the changes in the corresponding Idaho PCA true-up rate in the comparative periods.

•
Customers:  Customer growth increased general business revenue by $4.7 million and $11.1 million, respectively, when compared with the third quarter and first nine months of 2014. Total customers increased 1.8 percent during the twelve months ended September 30, 2015.

•
Usage:  Lower usage (on a per customer basis), primarily by residential and irrigation customers, reduced general business revenue by $5.2 million for the quarter and by $5.0 million for the first nine months of 2015 when compared with the same periods in 2014, as a result of the weather conditions described above.

•
FCA Revenue: The revenue impact of the Idaho FCA mechanism increased $0.2 million in the third quarter and $11.0 million for the first nine months of 2015 compared with the prior year comparable periods. These increases include the application of the modifications made to the FCA mechanism, which were approved by the IPUC in the second quarter of 2015, but made retroactive to the beginning of 2015. The modifications to the FCA mechanism are described in more detail in "Regulatory Matters" in this MD&A and in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report.

•
Sharing: In the third quarter of 2014, Idaho Power recorded a $4.9 million decrease to revenue, reflecting estimated amounts to be shared with Idaho customers under a December 2011 Idaho regulatory settlement stipulation that provides for the sharing of Idaho-jurisdiction earnings exceeding a 10 percent Idaho ROE. No amounts have been recorded in 2015 for sharing, as Idaho Power's estimate of 2015 Idaho ROE does not exceed the Idaho ROE sharing threshold established by the regulatory settlement stipulation.

Off-System Sales:  Off-system sales consist primarily of long-term sales contracts and opportunity sales of surplus system energy.  The table below presents Idaho Power’s off-system sales for the three and nine months ended September 30, 2015 and 2014.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue	$6,487	$15,449	$23,335	$56,390
MWh sold	203	434	940	1,611
Revenue per MWh	$31.96	$35.60	$24.82	$35.00

In the third quarter of 2015, off-system sales revenue decreased by $9.0 million, or 58 percent, compared with the same period in 2014. For the first nine months, off-system sales revenue decreased by $33.1 million, or 59 percent. Off-system sales volumes decreased 53 percent and 42 percent for the quarter and first nine months, respectively, as 2014 sales were well above normal and benefited from favorable market conditions, at times, for selling power off-system. The average price of off-system sales transactions for the first nine months of 2015 was 29 percent lower than for the first nine months of 2014. Decreases in output from hydroelectric resources and an increase in customer load also reduced the amount of surplus power available for sale off-system during the first nine months of 2015.

Other Revenues:  The table below presents the components of other revenues for the three and nine months ended September 30, 2015 and 2014.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Transmission services and other	$13,589	$11,887	$41,480	$40,598
Energy efficiency	7,645	5,537	19,854	17,881
Total other revenues	$21,234	$17,424	$61,334	$58,479

Other revenues increased $3.8 million, or 22 percent, in the third quarter of 2015 and $2.9 million, or 5 percent, in the first nine months of 2015, compared with the same periods in 2014. The increases in the third quarter primarily related to higher energy efficiency revenue and transmission service revenue, while the increases in the first nine months of 2015 were primarily the result of higher energy efficiency revenue.

Most energy efficiency activities are funded through a rider mechanism on customer bills.  Energy efficiency program expenditures funded through the rider are reported as an operating expense with an equal amount of revenues recorded in other revenues, resulting in no net impact on earnings.  The cumulative variance between expenditures and amounts collected through the rider is recorded as a regulatory asset or liability pending future collection from, or obligation to, customers.  A liability balance indicates that Idaho Power has collected more than it has spent and an asset balance indicates that Idaho Power has spent more than it has collected.

Purchased Power:  The table below presents Idaho Power’s purchased power expenses and volumes for the three and nine months ended September 30, 2015 and 2014.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Expense
PURPA contracts	$37,392	$37,827	$95,503	$104,443
Other purchased power (including wheeling)	34,497	37,231	70,688	76,848
Total purchased power expense	$71,889	$75,058	$166,191	$181,291
MWh purchased
PURPA contracts	494	544	1,524	1,721
Other purchased power	519	507	1,268	1,437
Total MWh purchased	1,013	1,051	2,792	3,158
Cost per MWh from PURPA contracts	$75.69	$69.53	$62.67	$60.69
Cost per MWh from other sources	$66.47	$73.43	$55.75	$53.48
Weighted average - all sources	$70.97	$71.42	$59.52	$57.41

Purchased power expense decreased $3.2 million, or 4 percent, in the third quarter and decreased $15.1 million, or 8 percent, in the first nine months of 2015, compared with the same periods in 2014, respectively. The decrease for the third quarter and first nine months of 2015 was due primarily to reduced volumes purchased, in large part due to lower output from renewable energy projects under PURPA contracts. Year-to-date volume decreases were partially offset by increases in average prices.

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

Fuel Expense:  The table below presents Idaho Power’s fuel expenses and generation at its thermal generating plants for the three and nine months ended September 30, 2015 and 2014.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Expense
Coal (1)	$43,869	$48,215	$101,654	$119,461
Natural gas and other thermal	22,516	18,873	42,607	37,398
Total fuel expense	$66,385	$67,088	$144,261	$156,859
MWh generated
Coal (1)	1,473	1,750	3,533	4,380
Natural gas and other thermal	787	579	1,579	1,019
Total MWh generated	2,260	2,329	5,112	5,399
Cost per MWh - Coal	$29.78	$27.55	$28.77	$27.27
Cost per MWh - Natural gas and other thermal	$28.61	$32.60	$26.98	$36.70
Weighted average, all sources	$29.37	$28.81	$28.22	$29.05
(1) The first nine months of 2015 exclude 147 MWh of generation from the Jim Bridger power plant for which costs were capitalized during feasibility testing of capital projects under contemplation.

Most fuel supply contracts are subject to changes in published indexes that are closely related to materials and supplies, labor, and diesel costs. In addition to commodity (variable) costs, both natural gas and coal expense include costs that are more fixed in nature for items such as capacity charges, transportation, and fuel handling. Period to period variances in fuel expense per

MWh are noticeably impacted by these fixed charges when generation output is substantially different between the two periods; however, natural gas commodity prices decreased significantly between September of 2014 and September of 2015.

Fuel expense decreased $0.7 million, or 1 percent, in the third quarter of 2015, and $12.6 million, or 8 percent, in the first nine months of 2015, compared with the same periods in 2014. The decrease in the third quarter and first nine months of 2015 was mostly due to lower output from the thermal plants for the periods..

PCA Mechanisms:  Idaho Power's power supply costs (primarily purchased power and fuel, less off-system sales) can vary significantly from year to year. Volatility of power supply costs arises from factors such as weather conditions, wholesale market prices and volumes of power purchased and sold in the wholesale markets, Idaho Power's hydroelectric and thermal generation volumes and fuel costs, generation plant availability, and retail loads. To address the volatility of power supply costs, Idaho Power's PCA mechanisms in the Idaho and Oregon jurisdictions allow Idaho Power to recover from or refund to customers most of the fluctuations in power supply costs.  In the Idaho jurisdiction, the PCA includes a cost or benefit sharing ratio that allocates the deviations in net power supply expenses between customers (95 percent) and the company (5 percent), with the exception of PURPA power purchases and demand response program incentives, which are allocated 100 percent to customers. Because of the PCA mechanisms, the primary financial impacts of power supply cost variations is that cash is paid out but recovery from customers does not occur until a future period, or cash that is collected is refunded to customers in a future period, resulting in fluctuations in operating cash flows from year to year. The following table presents the components of the Idaho and Oregon PCA mechanisms for the three and nine months ended September 30, 2015 and 2014.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Idaho power supply cost deferral	$(22,463)	$(24,015)	$(17,947)	$(29,170)
Amortization of prior year authorized balances	10,549	23,347	44,319	52,666
Total power cost adjustment expense	$(11,914)	$(668)	$26,372	$23,496

The power supply deferrals represent the portion of the power supply cost fluctuations deferred under the PCA mechanisms. When actual power supply costs are higher than the amount forecasted in PCA rates, which was the case for the third quarter and first nine months of 2015 and 2014, most of the difference is deferred. The amortization of the prior year’s balances represents the offset to the amounts being collected or refunded in the current PCA year that were deferred or accrued in the prior PCA year (the true-up component of the PCA). See "Regulatory Matters" in this MD&A and Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report for a description of the IPUC's review of the true-up component of the PCA mechanism.

Other Operations and Maintenance Expenses:  Other O&M expense decreased $0.3 million, or less than one percent, and increased $3.1 million, or 1 percent, for the third quarter and first nine months of 2015, compared with the same periods in 2014. IDACORP and Idaho Power have been focused on targeting opportunities to optimize business practices to control O&M expenses, which has contributed to the relatively modest increase in O&M expense for the third quarter and first nine months of 2015.

Income Taxes

IDACORP's and Idaho Power's income tax expense for the nine months ended September 30, 2015, compared with the same period in 2014, increased $5.3 million and $5.0 million, respectively, primarily as a result of greater pre-tax earnings in 2015. Additionally, a flow-through tax benefit recorded in the second quarter of 2015 for the call premium Idaho Power paid on the early redemption of long-term debt was lower than a flow-through tax benefit Idaho Power recorded in the third quarter of 2014 for a change in tax accounting method related to its capitalized repairs deduction. For information relating to IDACORP's and Idaho Power's computation of income tax expense and estimated annual effective tax rate, see Note 2 - “Income Taxes” to the condensed consolidated financial statements included in this report.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Idaho Power has been pursuing significant enhancements to its utility infrastructure in an effort to ensure an adequate supply of electricity, to provide service to new customers, and to maintain system reliability.  Idaho Power's existing hydroelectric and thermal generation facilities also require continuing upgrades and component replacement.  Idaho Power expects these substantial capital expenditures to continue, with estimated total capital expenditures of $1.5 billion over the five-year period from 2015 (including expenditures to date in 2015) through 2019.

Idaho Power funds its liquidity needs for capital expenditures through cash flows from operations, debt offerings, commercial paper markets, credit facilities, and capital contributions from IDACORP.  Idaho Power periodically files for rate adjustments for recovery of operating costs and capital investments to provide the opportunity to align Idaho Power's earned returns with those allowed by regulators. Idaho Power uses operating and capital budgets to control operating costs and capital expenditures. During 2015, Idaho Power has continued its efforts to optimize operations, control costs, and generate operating cash inflows to meet operating expenditures, contribute to capital expenditure requirements, and pay dividends to shareholders.

As of October 23, 2015, IDACORP's and Idaho Power's access to debt, equity, and credit arrangements included:

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

•
Idaho Power's shelf registration statement, filed with the SEC jointly with IDACORP on May 22, 2013, which may be used for the issuance of first mortgage bonds and debt securities; $250 million is available for issuance under a selling agency agreement executed in July 2013 and pursuant to state regulatory authority; and

•	IDACORP's and Idaho Power's issuance of commercial paper, which may be issued up to an amount equal to the available credit capacity under their respective credit facilities.

IDACORP and Idaho Power monitor capital markets with a view toward opportunistic debt and equity transactions, taking into account current and potential future long-term needs. As a result, IDACORP may issue debt securities or may issue common stock under the existing continuous equity program, and Idaho Power may issue debt securities, if the companies believe terms available in the capital markets are favorable and that issuances would be financially prudent. Idaho Power also periodically analyzes whether partial or full early redemption of one or more existing outstanding series of first mortgage bonds is desirable, and in some cases may refinance indebtedness with new indebtedness issued with more favorable terms, including interest rates lower than the series being redeemed.

On March 6, 2015, Idaho Power issued $250 million in principal amount of 3.65% first mortgage bonds, Series J, maturing on March 1, 2045. On April 23, 2015, Idaho Power redeemed, prior to maturity, its $120 million in principal amount of 6.025% first mortgage bonds, medium-term notes due July 2018. In accordance with the redemption provisions of the original terms of the notes, the redemption included payment by Idaho Power of a make-whole premium of $17.9 million. Idaho Power used a portion of the net proceeds of the March 2015 sale of first mortgage bonds, medium-term notes to effect the redemption.

Based on planned capital expenditures and operating and maintenance expenses for 2015, the companies believe they will be able to meet capital requirements and fund corporate expenses during at least the next twelve months with a combination of existing cash and operating cash flows generated by Idaho Power's utility business. IDACORP and Idaho Power believe they could meet any short-term cash shortfall with existing credit facilities and expect to continue to manage short-term liquidity through commercial paper markets.

IDACORP and Idaho Power seek to maintain capital structures of approximately 50 percent debt and 50 percent equity, and maintaining this ratio influences IDACORP's and Idaho Power's debt and equity issuance decisions. As of September 30, 2015, IDACORP's and Idaho Power's capital structures, as calculated for purposes of applicable debt covenants, were as follows:

	IDACORP	Idaho Power
Debt	46%	48%
Equity	54%	52%

IDACORP and Idaho Power generally maintain their cash and cash equivalents in highly liquid investments, such as U.S. Treasury Bills, money market funds, and bank deposits.

Operating Cash Flows

IDACORP’s and Idaho Power’s operating cash inflows for the nine months ended September 30, 2015 were $291 million and $261 million, respectively, decreases of $25 million and $35 million, respectively, compared with the same period in 2014.  With the exception of cash flows related to income taxes, IDACORP’s operating cash flows are principally derived from the operating cash flows of Idaho Power.  Significant items that affected the comparability of the companies' operating cash flows in the first nine months of 2015 with the same period in 2014 were as follows:

•	Net income increased $4 million.

•
Changes in regulatory assets and liabilities, mostly related to the relative amounts of power supply costs deferred and collected under the Idaho PCA mechanism, decreased operating cash flows by $11 million.

•
Idaho Power made $39 million of cash contributions to its defined benefit pension plan in the first nine months of 2015, compared with $30 million of cash contributions during the first nine months of 2014.

•	Changes in deferred taxes and in taxes accrued and receivable combined to increase cash flows by $6 million at IDACORP, and decreased cash flows by $4 million at Idaho Power.

•
Comparative changes in working capital balances due primarily to timing, including an increase in accounts receivable over the first nine months of 2015 compared with a decrease experienced in 2014, resulting in a $19 million and $21 million decrease to operating cash flows for IDACORP and Idaho Power, respectively.

Investing Cash Flows

Investing activities consist primarily of capital expenditures related to new construction and improvements to Idaho Power’s generation, transmission, and distribution facilities.  IDACORP’s and Idaho Power’s net investing cash outflows for the nine months ended September 30, 2015 were $233 million. Investing cash outflows for 2015 and 2014 were primarily for construction of utility infrastructure needed to address Idaho Power’s aging plant and equipment, customer growth, and environmental and regulatory compliance requirements.

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

IDACORP’s and Idaho Power's net financing cash inflows for the nine months ended September 30, 2015 were $7 million and $36 million, respectively. Significant 2015 transactions include Idaho Power's issuance on March 6, 2015, of $250 million in first mortgage bonds and the redemption on April 23, 2015, of $120 million in first mortgage bonds. The redemption, made prior to maturity, resulted in the payment of a make-whole premium in the aggregate amount of $18 million. Financing cash flows also included the payment of $71 million of dividends on common stock and a $28 million net decrease in IDACORP commercial paper borrowings.

Financing Programs and Available Liquidity

IDACORP Equity Programs: On July 12, 2013, IDACORP entered into a Sales Agency Agreement with BNY Mellon Capital Markets, LLC (BNYMCM), under which IDACORP may offer and sell up to 3 million shares of its common stock from time to time through BNYMCM as IDACORP's agent. IDACORP has no obligation to sell any minimum number of shares under the Sales Agency Agreement. As of the date of this report, 3 million shares of IDACORP common stock remain available for sale under the Sales Agency Agreement with BNYMCM. As of the date of this report, IDACORP does not expect to issue any shares of its common stock under the Sales Agency Agreement during 2015.

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

Idaho Power First Mortgage Bonds: Idaho Power's issuance of long-term indebtedness is subject to the approval of the IPUC, OPUC, and Wyoming Public Service Commission (WPSC). In April 2013, Idaho Power received orders from the IPUC, OPUC, and WPSC authorizing Idaho Power to issue and sell from time to time up to $500 million in aggregate principal amount of debt securities and first mortgage bonds, subject to conditions specified in the orders. Authority from the IPUC was through April 9, 2015. However, on April 1, 2015, the IPUC approved a two-year extension through April 9, 2017, continuing Idaho Power's authorization to issue and sell from time to time debt securities and first mortgage bonds. The OPUC's and WPSC's orders do not impose a time limitation for issuances, but the OPUC order does impose a number of other conditions, including a maximum interest rate limit of seven percent.

On July 12, 2013, Idaho Power entered into a Selling Agency Agreement with eight banks named in the agreement in connection with the potential issuance and sale from time to time of up to $500 million in aggregate principal amount of first mortgage bonds, Series J (Series J Notes), under Idaho Power’s Indenture of Mortgage and Deed of Trust, dated as of October 1, 1937, as amended and supplemented (Indenture). Also on July 12, 2013, Idaho Power entered into the Forty-seventh Supplemental Indenture, dated as of July 1, 2013, to the Indenture. The Forty-seventh Supplemental Indenture provides for, among other items, the issuance of up to $500 million in aggregate principal amount of Series J Notes. As of the date of this report, $250 million remained on Idaho Power's Selling Agency Agreement for the issuance of first mortgage bonds, including Series J Notes, or debt securities.

The issuance of first mortgage bonds requires that Idaho Power meet interest coverage and security provisions set forth in the Indenture. Future issuances of first mortgage bonds are subject to satisfaction of covenants and security provisions set forth in the Indenture, market conditions, regulatory authorizations, and covenants contained in other financing agreements.

The Indenture limits the amount of first mortgage bonds at any one time outstanding to $2.0 billion, and as a result the maximum amount of first mortgage bonds Idaho Power could issue as of September 30, 2015 was limited to approximately $279 million. Idaho Power may increase the $2.0 billion limit on the maximum amount of first mortgage bonds outstanding by filing a supplemental indenture with the trustee as provided in the Indenture of Mortgage and Deed of Trust. Separately, the Indenture also limits the amount of additional first mortgage bonds that Idaho Power may issue to the sum of (a) the principal amount of retired first mortgage bonds and (b) 60 percent of total unfunded property additions, as defined in the Indenture. As of September 30, 2015, Idaho Power could issue approximately $1.5 billion of additional first mortgage bonds based on retired first mortgage bonds and total unfunded property additions.

IDACORP and Idaho Power Credit Facilities: IDACORP and Idaho Power have $125 million and $300 million credit facilities, respectively. Each of the credit facilities may be used for general corporate purposes and commercial paper back-up. IDACORP's facility permits borrowings under a revolving line of credit of up to $125 million at any one time outstanding, including swingline loans not to exceed $15 million at any time and letters of credit not to exceed $50 million at any time. IDACORP's facility may be increased, subject to specified conditions, to $150 million. Idaho Power's facility permits borrowings through the issuance of loans and standby letters of credit of up to $300 million at any one time outstanding, including swingline loans not to exceed $30 million at any one time. Idaho Power's facility may be increased, subject to specified conditions, to $450 million. Other terms and conditions of the credit facilities are described in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2014, in Part II, Item 7 - "MD&A - Liquidity and Capital Resources."

Each facility contains a covenant requiring each company to maintain a leverage ratio of consolidated indebtedness to consolidated total capitalization equal to or less than 65 percent as of the end of each fiscal quarter. In determining the leverage ratio, “consolidated indebtedness” broadly includes all indebtedness of the respective borrower and its subsidiaries, including, in some instances, indebtedness evidenced by certain hybrid securities (as defined in the credit agreement). “Consolidated total capitalization” is calculated as the sum of all consolidated indebtedness, consolidated stockholders' equity of the borrower and its subsidiaries, and the aggregate value of outstanding hybrid securities. At September 30, 2015, the leverage ratios for IDACORP and Idaho Power were 46 percent and 48 percent, respectively. IDACORP's and Idaho Power's ability to utilize the credit facilities is conditioned upon their continued compliance with the leverage ratio covenants included in the credit facilities, which could limit the ability of the companies to issue first mortgage bonds and debt securities. There are additional covenants, subject to exceptions, that prohibit certain mergers, acquisitions, and investments, restrict the creation of certain liens, and prohibit entering into any agreements restricting dividend payments from any material subsidiary. At September 30, 2015, IDACORP and Idaho Power believe they were in compliance with all facility covenants. Further, IDACORP and Idaho Power do not believe they will be in violation or breach of their respective debt covenants during the next twelve months.

Without additional approval from the IPUC, the OPUC, and the WPSC, the aggregate amount of short-term borrowings by Idaho Power at any one time outstanding may not exceed $450 million. Idaho Power has obtained approval of the state public utility commissions of Idaho, Oregon, and Wyoming for the issuance of short-term borrowings through November 2022.

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

Available Short-Term Borrowing Liquidity

The table below outlines available short-term borrowing liquidity as of the dates specified.

	September 30, 2015		December 31, 2014
	IDACORP(2)	Idaho Power	IDACORP(2)	Idaho Power
Revolving credit facility	$125,000	$300,000	$125,000	$300,000
Commercial paper outstanding	(3,600)	—	(31,300)	—
Identified for other use(1)	—	(24,245)	—	(24,245)
Net balance available	$121,400	$275,755	$93,700	$275,755
(1) Port of Morrow and American Falls bonds that Idaho Power could be required to purchase prior to maturity under the optional or mandatory purchase provisions of the bonds, if the remarketing agent for the bonds is unable to sell the bonds to third parties.
(2) Holding company only.

At October 23, 2015, IDACORP had no loans outstanding under its credit facility and no commercial paper outstanding, and Idaho Power had no loans outstanding under its credit facility and no commercial paper outstanding. The table below presents additional information about short-term commercial paper borrowing during the three and nine months ended September 30, 2015.

	Three months ended		Nine months ended
	September 30, 2015		September 30, 2015
	IDACORP(1)	Idaho Power	IDACORP (1)	Idaho Power
Commercial paper:
Period end:
Amount outstanding	$3,600	$—	$3,600	$—
Weighted average interest rate	0.56%	—%	0.56%	—%
Daily average amount outstanding during the period	$22,892	$—	$28,663	$—
Weighted average interest rate during the period	0.52%	—%	0.52%	—%
Maximum month-end balance	$26,600	$—	$43,400	$—
(1) Holding company only.

Impact of Credit Ratings on Liquidity and Collateral Obligations

IDACORP’s and Idaho Power’s access to capital markets, including the commercial paper market, and their respective financing costs in those markets, depend in part on their respective credit ratings.  There have been no changes to IDACORP's or Idaho Power's ratings or ratings outlook by Standard & Poor’s Ratings Services or Moody’s Investors Service from those included in the companies' Annual Report on Form 10-K for the year ended December 31, 2014. However, any rating can be revised upward or downward or withdrawn at any time by a rating agency if it decides that the circumstances warrant the change.

Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties.  As of September 30, 2015, Idaho Power had posted $0.8 million of performance assurance collateral.  Should Idaho Power experience a reduction in its credit rating on its unsecured debt to below investment grade, Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral, and counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions.  Based upon Idaho Power’s current energy and fuel portfolio and market conditions as of September 30, 2015, the amount of additional collateral that could be requested upon a downgrade to below investment grade is approximately $9.9 million.  To minimize capital requirements, Idaho Power actively monitors its portfolio exposure and the potential exposure to additional requests for performance assurance collateral through sensitivity analysis.

Capital Requirements

Idaho Power's construction expenditures, excluding allowance for funds used during construction (AFUDC), were $228 million during the nine months ended September 30, 2015.  The table below presents Idaho Power's estimated cash requirements for construction, excluding AFUDC, for 2015 (including amounts incurred to-date) through 2019 (in millions of dollars).

	2015	2016	2017-2019
Ongoing capital expenditures (excluding item listed below in this table)	$255-260	$285-290	$850-905
Jim Bridger plant selective catalytic reduction equipment	45-50	15-20	20-25
Total	$300-310	$300-310	$870-930

Major Infrastructure Projects: Idaho Power is engaged in the development of a number of significant projects and has entered into arrangements with third parties concerning joint infrastructure development. The discussion below provides a summary of developments in certain of those projects since the discussion of these matters included in Part II, Item 7 - “MD&A - Capital Requirements” in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2014. The discussion below should be read in conjunction with that report.

Jim Bridger Plant Selective Catalytic Reduction Equipment and Related IPUC Filing: Idaho Power and the plant co-owners are installing selective catalytic reduction (SCR) equipment to reduce nitrogen oxide (NOx) emissions at the Jim Bridger power plant, in order to comply with regional haze rules. The regional haze rules provide for installation and compliant operation of SCR on unit 3 by January 1, 2016 and unit 4 by January 1, 2017. The rules provide for an equivalent technology for NOx reductions on unit 2 by 2021 and unit 1 by 2022. Idaho Power estimates that the total cost for Idaho Power's share of the upgrades on units 3 and 4 is approximately $109 million, excluding AFUDC. As of September 30, 2015, Idaho Power had expended $75 million, excluding AFUDC, on SCR installation at units 3 and 4. As of the date of this report, the overall project remains on schedule and Idaho Power expects the total project cost to be at or below the estimated amount.

Boardman-to-Hemingway Transmission Line: The Boardman-to-Hemingway line, a proposed 300-mile, 500-kV transmission project between a station near Boardman, Oregon and the Hemingway station near Boise, Idaho, would provide transmission service to meet future resource needs. The Boardman-to-Hemingway line was included in the preferred resource portfolio in Idaho Power’s 2015 IRP. In January 2012, Idaho Power entered into a joint funding agreement with PacifiCorp and the Bonneville Power Administration to pursue permitting of the project. The joint funding agreement provides that Idaho Power's interest in the permitting phase of the project would be approximately 21 percent, and that during future negotiations relating to construction of the transmission line Idaho Power would seek to retain that percentage interest in the completed project. Assuming both other participants fund their full share of the total cost of the permitting phase of the project, Idaho Power's estimated share of the cost of the permitting phase of the project is approximately $43 million, including Idaho Power's AFUDC. Total cost estimates for the project are between $1.0 billion and $1.2 billion, including AFUDC for Idaho Power's share of the project. This cost estimate excludes the impacts of inflation and price changes of materials and labor resources that may occur following the date of the estimate. Idaho Power's share of the permitting phase of the project (excluding AFUDC) is included in the capital requirements table above. Construction costs beyond the permitting phase are not included in the table above.

Idaho Power has expended approximately $71 million on the Boardman-to-Hemingway project through September 30, 2015. Pursuant to the terms of the joint funding arrangements, approximately $36 million of that amount must be reimbursed to Idaho Power by joint permitting participants for expenses Idaho Power incurred, $23 million of which Idaho Power had received as of September 30, 2015. In addition to the $36 million amount noted above, $16 million is subject to reimbursement at a later date from the joint permitting participants, assuming their continued participation in the project, for expenses Idaho Power incurred prior to execution of the joint funding arrangements. Idaho Power plans to seek recovery of its share of project costs through the regulatory process.

The permitting phase of the Boardman-to-Hemingway project is subject to review and approval by the U.S. Bureau of Land Management (BLM) as the lead federal agency on behalf of other federal agencies, the U.S. Forest Service, and the Oregon Department of Energy. The BLM issued a draft environmental impact study (EIS) for the project on December 19, 2014, and as of the date of this report Idaho Power expects the BLM to issue a final EIS during 2016. In the separate Oregon state permitting process, Idaho Power submitted a preliminary application for a site certificate in February 2013 and intends to submit an amended preliminary application in 2016. Idaho Power is unable to determine an in-service date for the line but, given the status of ongoing permitting activities, expects the in-service date would be in 2022 or beyond.

Gateway West Transmission Line: Idaho Power and PacifiCorp are pursuing the joint development of the Gateway West project, a 500-kV transmission project between a station located near Douglas, Wyoming and the Hemingway station. In January 2012, Idaho Power and PacifiCorp entered a joint funding agreement for permitting of the project. Idaho Power's estimated cost for the permitting phase of the Gateway West project is approximately $64 million, including AFUDC, which has been extended to the project's anticipated in-service date. Idaho Power has expended approximately $29 million on the permitting phase of the project through September 30, 2015. As of the date of this report, Idaho Power estimates the total cost for its share of the project (including both permitting and construction) to be between $200 million and $400 million, including AFUDC. Idaho Power's share of the permitting phase of the project (excluding AFUDC) is included in the capital requirements table above. Construction costs beyond the permitting phase are not included in the table above.

The permitting phase of the project is subject to review and approval of the BLM. The BLM released its record of decision under the National Environmental Policy Act in November 2013. In its record of decision, the BLM identified its final decision on the routing of the project, issued right-of-way grants on public land for some segments, and deferred a decision on two segments (in both of which Idaho Power has an interest) to resolve routing concerns in those areas. Several interested parties have appealed the BLM's record of decision, and Idaho Power has intervened in the proceedings. The BLM has initiated the supplemental EIS process for the two deferred segments. As of the date of this report, the BLM's schedule provides for the issuance of a record of decision on the two deferred segments in 2016.

Hells Canyon Complex Relicensing: The HCC, located on the Snake River where it forms the border between Idaho and Oregon, provides approximately 68 percent of Idaho Power's hydroelectric generating nameplate capacity and 32 percent of its total generating nameplate capacity.  Idaho Power has been engaged in the process of obtaining from the FERC a new long-term license for the HCC. As noted in "Regulatory Matters" in this MD&A, the costs associated with obtaining a new long-term license for the HCC are significant. Idaho Power expects that the annual capital expenditures and operating and maintenance expenses associated with compliance with the terms and conditions of the long-term license could also be substantial, but the company is currently unable to estimate those costs in light of the uncertainty surrounding the ultimate terms and conditions that may be included in the license. Idaho Power intends to seek recovery of those relicensing and compliance costs in rates through the regulatory process.

Shoshone Falls Plant Expansion: The Shoshone Falls plant expansion project was included in Idaho Power's 2013 IRP and, as originally planned, was to consist of constructing a new powerhouse, intake structure, penstock, and substation and installing a new turbine to increase the nameplate generation capacity of the plant from 12.5 MW to 61.5 MW. However, following additional analysis of the costs and potential benefits of the expansion, Idaho Power's 2015 IRP (discussed below) includes in the near-term action plan a modified project that would result in a significantly smaller increase in nameplate generation capacity at the facility, in a range of 1.7 MW to 4 MW, with a potential on-line date as early as 2019. Idaho Power is performing additional engineering and cost studies to determine the most suitable project that will optimize and improve the reliability of the facility. Idaho Power intends to seek a license amendment from the FERC that would allow for construction of the modified project.

Transmission System Transaction: To enhance the abilities of Idaho Power and PacifiCorp to serve their respective customers, on October 24, 2014, Idaho Power and PacifiCorp executed a Joint Ownership and Operating Agreement (Joint Operating Agreement) applicable to certain transmission-related equipment proposed to be exchanged by Idaho Power and PacifiCorp. The proposed exchange would be made pursuant to the terms of a Joint Purchase and Sale Agreement, also dated October 24, 2014, between Idaho Power and PacifiCorp, under which each party agreed to transfer to the other specified transmission-related equipment with an estimated year-end 2014 net book value of approximately $43 million, subject to true-up as of the closing date. The proposed transaction also provides for the termination and amendment of a number of legacy long-term agreements related to the ownership and operation of jointly-owned facilities and transmission services between Idaho Power and PacifiCorp. Regulatory approval from the FERC and each of the necessary state regulatory commissions has been received, and closing of the transaction is expected to be effected during the fourth quarter of 2015. In 2014, Idaho Power collected approximately $8 million in transmission revenues under legacy long-term transmission agreements that would be terminated in connection with the proposed transaction. If the transaction is approved, Idaho Power anticipates an increase to its OATT rate, as discussed in "Regulatory Matters" in this MD&A.

2015 Integrated Resource Plan: The IPUC and OPUC require that Idaho Power prepare biennially an IRP. The IRP seeks to forecast Idaho Power's loads and resources for a 20-year period, analyzes potential supply-side, demand-side, and transmission options, and identifies potential near-term and long-term actions. Idaho Power filed its most recent IRP with the IPUC and OPUC in June 2015.  The 2015 IRP assumes a forecasted annual growth in average energy demand of 1.2 percent and a forecasted annual growth in peak-hour demand of 1.5 percent over the 20-year period. The 2015 IRP identified a preferred resource portfolio, which includes the completion of the Boardman-to-Hemingway transmission line and the potential early retirement of the North Valmy power plant, both in 2025, with no other new resource needs prior to 2025. However, as noted in the 2015 IRP, there is considerable uncertainty surrounding the resource sufficiency estimates and project completion dates, including uncertainty around the timing and extent of third party development of renewable resources, implementation of the EPA's rules under Section 111(d) of the Clean Air Act, the actual completion date of the Boardman-to-Hemingway transmission project, and the economics and logistics of plant retirements. These uncertainties, as well as others, could result in changes to the desirability of the preferred portfolio and adjustments to the timing and nature of anticipated and actual actions.

The 2015 IRP includes as near-term action items the continued permitting and planning for the Boardman-to-Hemingway transmission line and further investigation of the early retirement of the North Valmy power plant in collaboration with the plant's co-owner. The near-term action plan also includes a decrease in the size of the planned Shoshone Falls expansion from 50 MW to a range of 1.7 MW to 4 MW with a scheduled on-line date in 2019, as well as commencement of an economic evaluation of SCR retrofits for units 1 and 2 at the Jim Bridger power plant.

Defined Benefit Pension Plan Contributions

Idaho Power contributed $39 million and $30 million to its defined benefit pension plan in 2015 and 2014, respectively. Idaho Power does not anticipate making additional contributions during the remainder of 2015. Idaho Power's contributions are made in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions and to mitigate the cost of being in an underfunded position. In 2016 and beyond, Idaho Power expects continuing significant contribution obligations under the pension plan. The primary impact of pension contributions is on the timing of cash flows, as the timing of cost recovery lags behind contributions.

Contractual Obligations

During the nine months ended September 30, 2015, IDACORP's and Idaho Power's contractual obligations, outside the ordinary course of business, did not change materially from the amounts disclosed in their Annual Report on Form 10-K for the year ended December 31, 2014, except for the following:

•
on March 6, 2015, Idaho Power issued $250 million in principal amount of 3.65% first mortgage bonds, Series J, maturing on March 1, 2045. On April 23, 2015, Idaho Power redeemed, prior to maturity, its $120 million in principal amount of 6.025% first mortgage bonds, medium-term notes, Series H due July 2018. In accordance with the redemption provisions of the original terms of the notes, the redemption included payment by Idaho Power of a make-whole premium of approximately $17.9 million;

•
four power purchase agreements with a solar energy developer were terminated due to an uncured breach by the counterparty. Termination of the agreements reduced Idaho Power's contractual payment obligations by approximately $483 million over the 20-year lives of the terminated contracts;

•
the addition of seven power purchase agreements with solar and other alternative energy developers for projects with a combined nameplate capacity of approximately 45 MW. Payments pursuant to these new agreements are estimated to total $135 million from 2017 through 2036; and

•
Idaho Power entered into a long-term service agreement, conditioned upon the IPUC's approval of the agreement and acceptable accounting treatment, for maintenance services at three of Idaho Power's natural gas plants, with a total estimated obligation of $72 million over the term of the agreement. Idaho Power received IPUC approval of the agreement on October 5, 2015. However, Idaho Power reviewed and considered the implications of the IPUC's order, including the accounting treatment described in the order, and has requested reconsideration of certain aspects of the accounting treatment included in the IPUC's order. Accordingly, as of the date of this report the agreement has not become effective.

Additionally, in October 2015, Idaho Power signed three energy sales agreements with solar energy developers for projects in Oregon with a combined nameplate capacity of approximately 25 MW. The payments pursuant to these agreements are expected to total $74 million from 2017 to 2036.

Dividends

On September 17, 2015, IDACORP's board of directors approved an increase in the regular quarterly cash dividend on IDACORP’s common stock from $0.47 per share to $0.51 per share. The declaration of dividend payments are at the discretion of the board of directors. In determining future dividend actions, the board of directors will continue to take into account factors such as current and projected capital requirements, IDACORP's and Idaho Power's liquidity position and earnings, the competitiveness of the dividend yield, business cycles, credit rating impacts, legal requirements, long-term sustainability, and other factors.

Off-Balance Sheet Arrangements

IDACORP's and Idaho Power's off-balance sheet arrangements have not changed materially from those reported in MD&A in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2014.

REGULATORY MATTERS

Introduction

Idaho Power's development of rate case plans take into consideration short-term and long-term needs for rate relief and involve several factors that can affect the timing of rate filings. Such factors include, among others, in-service dates of major capital investments, the timing of changes in major revenue and expense items, and customer growth rates. Idaho Power filed general rate cases in Idaho and Oregon during 2011, as well as a single-issue rate case for the Langley Gulch power plant in Idaho and Oregon in 2012. These significant rate cases resulted in the resetting of base rates in both Idaho and Oregon during 2012. More recently, Idaho Power reset its base-rate power supply expenses in 2014.

The outcomes of significant proceedings are described in part in this report and further in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2014. In addition to the discussion below, which includes notable regulatory developments since the discussion of these matters in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2014, refer to Note 3 - “Regulatory Matters” to the condensed consolidated financial statements included in this report for additional information relating to Idaho Power's regulatory matters and recent regulatory filings and orders.

Notable Rate Change Filings During 2015

During 2015 to-date, Idaho Power has received rate change approvals summarized in the table below.

Description	Status	Estimated Rate Impact(1)	Notes
Power Cost Adjustment Mechanism - Idaho	New PCA rate became effective June 1, 2015	$11.6 million PCA decrease for the period from June 1, 2015 to May 31, 2016
The potential earnings impact of rate increases and decreases associated with the Idaho PCA mechanism is largely offset by associated increases and decreases in actual power supply costs and amortization of deferred power supply costs.

Fixed Cost Adjustment Mechanism - Idaho	New FCA rate became effective June 1, 2015	$2.0 million FCA increase for the period from June 1, 2015 to May 31, 2016
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

Idaho Earnings Support from Idaho Settlement Stipulation

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

In October 2014, the IPUC issued an order approving an extension, with modifications, of the terms of the December 2011 Idaho settlement stipulation for the period from 2015 through 2019, or until the terms are otherwise modified or terminated by order of the IPUC or the full $45 million of additional ADITC contemplated by the settlement stipulation has been amortized. The more specific terms and conditions of the October 2014 Idaho settlement stipulations are described in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report. IDACORP and Idaho Power believe that the terms allowing amortization of additional ADITC in the October 2014 settlement stipulation provide the companies with a greater degree of earnings stability than would be possible without the terms of the stipulation in effect.

In accordance with the October 2014 settlement stipulation, Idaho Power has a total of $45 million of additional ADITC amortization available for use (limited to $25 million for any applicable year). Based on its estimate of 2015 Idaho ROE, Idaho Power did not record any additional ADITC amortization or provision for sharing in the first nine months of 2015.

Change in Deferred Net Power Supply Costs and the Power Cost Adjustment Mechanism

Deferred power supply costs represent certain differences between Idaho Power's actual net power supply costs and the costs included in its retail rates, the latter being based on annual forecasts of power supply costs. Deferred power supply costs are recorded on the balance sheets for future recovery or refund through customer rates. The following table summarizes the change in deferred net power supply costs during the nine months ended September 30, 2015.

	Idaho	Oregon(1)	Total
Balance at December 31, 2014	$54,512	$4,677	$59,189
Current period net power supply costs deferred	17,947	—	17,947
Prior amounts recovered through rates	(27,515)	(1,727)	(29,242)
SO2 allowance and renewable energy certificate sales	(1,443)	(64)	(1,507)
Revenue sharing and energy efficiency rider funds	(11,999)	—	(11,999)
Interest and other	242	272	514
Balance at September 30, 2015	$31,744	$3,158	$34,902
(1) Oregon power supply cost deferrals are subject to a statute that specifically limits rate amortizations of deferred costs to six percent of gross Oregon revenue per year (approximately $3 million).  Deferrals are amortized sequentially.

Idaho Power's PCA mechanisms in its Idaho and Oregon jurisdictions address the volatility of power supply costs and provide for annual adjustments to the rates charged to retail customers. The PCA mechanism and associated financial impacts are described in "Results of Operations" in this MD&A and in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report. With the exception of power supply expenses incurred under PURPA and certain demand response program costs that are passed through to customers substantially in full, the Idaho PCA mechanism allows Idaho Power to pass through to customers 95 percent of the differences in actual net power supply expenses as compared with forecasted base net power supply expenses, whether positive or negative. Thus, the primary financial statement impact of power supply cost deferrals is that cash is paid out but recovery of those costs from customers does not occur until a future period, impacting operating cash flows from year to year.

Modification of Annual Rate Adjustment Mechanisms

PCA Mechanism -- In July 2014, the IPUC opened a docket pursuant to which Idaho Power, the IPUC Staff, and other interested parties evaluated Idaho Power's application of the true-up component of the PCA mechanism. The docket arose from the IPUC's May 2014 PCA order, which noted that the IPUC Staff believed that Idaho Power's application of the true-up component introduced a line-loss bias that inflated the true-up revenue it must collect. The IPUC's docket was closed via an order issued by the IPUC in August 2014, with no adjustment made to the PCA true-up revenue amount. Idaho Power subsequently met with the IPUC Staff to explore approaches to increasing the accuracy of the actual cost recovery under the PCA mechanism. On May 28, 2015, the IPUC approved a settlement stipulation that modified the calculation of the true-up component of the PCA mechanism. The settlement stipulation is described in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report.

FCA Mechanism -- Also in July 2014, the IPUC opened a docket to allow Idaho Power, the IPUC Staff, and other interested parties to further evaluate the IPUC Staff's concerns regarding the application of the FCA. Concerns cited included the application of weather-normalization, the customer count methodology, the rate adjustment cap, cross-subsidization issues, and whether the FCA is in fact effectively removing Idaho Power's disincentive to aggressively pursue energy efficiency programs.

The FCA is designed to remove Idaho Power’s financial disincentive to invest in energy efficiency programs by separating (or decoupling) the recovery of fixed costs from the variable kilowatt-hour charge and linking it instead to a set amount per customer.  Stated generally, under the FCA Idaho Power charges residential and small commercial customers when it recovers less "actual fixed costs" than the base level of fixed costs that the IPUC authorized for recovery through rates in the last general rate case, and Idaho Power credits those customers when its "actual fixed costs" recovered exceed that base level of fixed costs. The FCA is adjusted each year to collect, or refund, the difference between the allowed fixed-cost recovery amount and the actual fixed costs recovered by Idaho Power during the year.

On May 6, 2015, the IPUC approved a settlement stipulation that modified the FCA mechanism by replacing weather-normalized billed sales with actual billed sales in the calculation of the FCA, applicable for the entirety of calendar year 2015 and thereafter, with new rates effective June 1, 2016. The settlement stipulation also provided that a modified rate design should be considered at a later time for residential and small general service customers to address the financial disincentive caused by the existing rate design that the FCA is intended to remove. The rate design may include, but would not be limited to, reduced energy charges, increased monthly service charges, and the introduction of demand charges.

In years when actual billed sales per customer are higher than weather-normalized billed sales due to high summer or low winter temperatures, Idaho Power expects that the new FCA methodology will be less favorable to Idaho Power than the prior methodology. Conversely, Idaho Power expects that the new FCA methodology will be more favorable to Idaho Power in years when actual billed sales per customer are lower than weather normalized billed sales due to low summer or high winter temperatures. Implementation of the new methodology was retroactive to January 1, 2015, as contemplated by the settlement stipulation.

Update to Open Access Transmission Tariff

Idaho Power uses a formula rate for transmission service provided to third parties under its OATT. The transmission rates are updated annually based primarily on financial and operational data Idaho Power files with the FERC. On August 28, 2015, Idaho Power filed with the FERC and publicly posted its final informational filing for its 2015 transmission rate, reflecting a transmission rate of $23.43 per kW-year, to be effective for the period from October 1, 2015 to September 30, 2016. Idaho Power's transmission rate was based on a net annual transmission revenue requirement of $121.3 million. The existing OATT rate in effect from October 1, 2014 to September 30, 2015 was $22.71 per kW-year based on a net annual transmission revenue requirement of $120.8 million.

Leading up to the final informational filing, in a draft transmission rate posting Idaho Power made on June 1, 2015, Idaho Power included in its draft OATT rate calculations the expected changes in demand associated with the pending transmission system transaction with PacifiCorp described above, resulting in a draft rate of $33.23 per kW-year. If effected, the pending transmission system transaction will terminate certain legacy transmission agreements and provide for new long-term point-to-point transmission service for PacifiCorp. In response to concerns from transmission customers, Idaho Power subsequently shifted its procedural approach for incorporating the impacts of the pending transmission system transaction on its OATT rate. Idaho Power's 2015 transmission rate described above for the period from October 1, 2015 to September 30, 2016 does not include the impact of the pending transmission system transaction. In a July 28, 2015 filing, Idaho Power requested clarification from the FERC as to when Idaho Power may incorporate the effects of the pending transmission system transaction in the formula used to determine its OATT rate. A determination from the FERC is pending.

Long-Term Service Agreement for Natural Gas Plants

Idaho Power has executed a long-term service agreement for maintenance services at three of Idaho Power's natural gas plants, with a total estimated obligation of $72 million over the term of the agreement. Idaho Power expects that the agreement, if it becomes effective, will decrease the long-term costs of operating the natural gas plants. Effectiveness of the service agreement is conditioned upon the IPUC's approval of the agreement and acceptable accounting treatment. Idaho Power received IPUC approval of the agreement on October 5, 2015. However, Idaho Power reviewed and considered the implications of the IPUC's order, including the accounting treatment described in the order, and has requested reconsideration from the IPUC of certain aspects of the accounting treatment in the IPUC's order. Accordingly, as of the date of this report, the agreement has not become effective. Depending on the outcome of Idaho Power's request for reconsideration, the service agreement may not ultimately become effective, or Idaho Power may seek to work with the service provider to modify the service agreement.

Renewable and Other Energy Contracts

Idaho Power purchases wind power from both cogeneration and small power production (CSPP) and non-CSPP facilities, including its largest non-CSPP wind power project -- the Elkhorn Valley wind project with a 101 MW nameplate capacity. As of September 30, 2015, Idaho Power had contracts to purchase energy from on-line CSPP wind power projects with a combined nameplate rating of 577 MW and an additional 50 MW of CSPP wind power projects not on-line and scheduled to come on-line by year-end 2016.  In addition to its power purchase arrangements with wind power generators, Idaho Power has contracts for the purchase of power from other CSPP and non-CSPP renewable generation sources, such as biomass, solar, small hydroelectric projects, and two geothermal projects. Recently, Idaho Power has received numerous requests for proposed power purchase contracts from developers of a number of potential solar power projects. As of September 30, 2015, Idaho Power had contracts to purchase energy from solar projects not yet on-line for a total of 364 MW. All of these solar projects have estimated on-line dates no later than year-end 2016. The following table sets forth, as of September 30, 2015, the number and nameplate capacity of Idaho Power's signed CSPP-related agreements. These agreements have original contract terms ranging from one to 35 years.

Status	Number of CSPP Contracts	Nameplate Capacity (MW)
On-line as of September 30, 2015	107	782
Contracted and projected to come on-line by June 1, 2017	30	424

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

In light of the volume of intermittent generation Idaho Power is required to purchase pursuant to existing PURPA power purchase agreements and the substantial increase in volume of proposed new solar generation facilities seeking power purchase agreements with Idaho Power, on January 30, 2015, Idaho Power filed an application with the IPUC requesting that the IPUC issue an order directing that the maximum required term for prospective PURPA power purchase agreements be reduced from 20 years to two years. In its application, Idaho Power stated that the requested modification to terms of PURPA energy purchases is necessary to prevent harm to Idaho Power's customers that may result from entering into additional long-term, fixed-rate purchase agreements when Idaho Power predicts that there is no need for new generation capacity through 2021. In February 2015, the IPUC issued an order reducing the maximum contract term of certain future PURPA power purchase agreements from 20 years to five years during the pendency of the proceedings. On August 20, 2015, the IPUC issued an order reducing the length of PURPA contracts that involve avoided-cost-based pricing to two years.

For the Oregon jurisdiction, on April 24, 2015, Idaho Power made filings with the OPUC requesting, among other things, a reduction in the term of standard PURPA power purchase agreements from 20 years to two years for projects above 100 kW, and a temporary suspension of Idaho Power's obligation to enter into new fixed-price standard PURPA agreements during the pendency of the proceedings. On June 23, 2015, the OPUC issued an order denying Idaho Power’s request for a temporary suspension but reduced the eligibility cap for standard contracts from 10 MW to 3 MW on a temporary basis during the pendency of the proceedings. Hearings are scheduled to commence in November 2015.

Relicensing of Hydroelectric Projects

Costs for the relicensing of Idaho Power's hydroelectric projects are recorded in construction work in progress until new multi-year licenses are issued by the FERC, at which time the charges are transferred to electric plant in service. Idaho Power expects to seek recovery of relicensing costs through the ratemaking process. Relicensing costs of $214 million for the HCC, Idaho Power's largest hydroelectric complex and a major relicensing effort, were included in construction work in progress at September 30, 2015. As of the date of this report, the IPUC authorizes Idaho Power to include in its Idaho jurisdiction rates approximately $10.7 million of AFUDC annually relating to the HCC relicensing project. Collecting these amounts now will reduce the amount collected in the future when HCC relicensing costs are approved for recovery in base rates. As of September 30, 2015, Idaho Power's regulatory liability for collection of AFUDC relating to the HCC was $84 million. Idaho Power is unable to predict with certainty the timing of issuance of a new license for the HCC, or the financial or operational requirements of a new license. As of the date of this report, Idaho Power estimates that the annual costs it will incur to obtain a new long-term license for the HCC, including AFUDC but excluding costs expected to be incurred for complying with the license after issuance, are likely to range from $20 million to $30 million until issuance of the license.

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

Current and future environmental laws and regulations will increase the cost of operating coal-fired power plants and constructing new facilities, in large part through the installation of additional pollution control devices at existing generating plants, and could result in Idaho Power discontinuing the operation of one or more coal-fired plants if operation becomes uneconomical. These regulations could, in turn, affect IDACORP's and Idaho Power's results of operations and financial condition if the costs associated with these environmental requirements and plant shut-downs cannot be fully recovered in rates on a timely basis.  Part I - “Business - Environmental Regulation and Costs” in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2014 includes a summary of Idaho Power's expected capital and operating expenditures for environmental matters during the period from 2015 to 2017. Given the uncertainty of future environmental regulations, Idaho Power is unable to predict its environmental-related expenditures beyond that time, though they could be substantial.

A summary of notable environmental matters impacting, or expected to potentially impact, IDACORP and Idaho Power, is included in Part II, Item 7 - “MD&A - Environmental Issues” and “MD&A - Liquidity and Capital Resources - Capital Requirements - Environmental Regulation Costs” in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2014. Included below is a summary of notable developments in environmental and related issues impacting Idaho Power since the discussion in that report.

Developments in Regulation of Coal Combustion Residuals (CCRs)

The Resource Conservation and Recovery Act (RCRA) is a federal statute regulating the generation, treatment, storage, and disposal of solid and hazardous wastes. In June 2010, the EPA proposed regulations governing the disposal and management of CCRs, which are regulated under the RCRA.  In December 2014, the EPA signed a final rule relating to the disposal of CCRs, which was published in the Federal Register on April 17, 2015. The rule establishes structural integrity design criteria and requires that owners and operators periodically conduct a number of structural integrity related assessments and install monitoring apparatus. The rule also imposes location restrictions on impoundments, requires the closure of impoundments that cannot meet the location restrictions, imposes liner design criteria and operating requirements, and imposes certain record keeping and notification requirements. Additionally, the EPA's rule imposes obligations associated with the closure of CCR impoundments. Idaho Power and its co-owners of coal-fired units performed engineering and cost studies to determine the impacts of the rule. In the second quarter of 2015, Idaho Power recorded an increase of approximately $5 million in its asset retirement obligation for the Jim Bridger coal-fired plant. The amounts recorded for asset retirement obligations for Idaho Power's other jointly-owned coal-fired plants were not impacted by the EPA's new rule.

Clean Water Act Updates

Definition of "Waters of the United States": On August 28, 2015, the EPA's and U.S. Army Corps of Engineers' final rule defining the phrase "waters of the United States" under the CWA became effective. Idaho Power believes that the final rule potentially expands federal jurisdiction under the CWA beyond traditional navigable waters, interstate waters, territorial seas, tributaries, and adjacent wetlands, to a number of other waters, including waters with a "significant nexus" to those traditional waters. As a result of the potential expansion, the final rule may result in additional permitting and regulatory requirements under multiple provisions of the CWA. Idaho Power has analyzed the final rule and expects that while it may incur additional permitting and other costs associated with the rule, the aggregate amount of increased costs is unlikely to have a material adverse effect on Idaho Power's operations or financial condition, in part due to the relatively arid climate of Idaho Power's service area and the existing application of the CWA to most of Idaho Power's facilities, including its hydroelectric plants.

On October 9, 2015, the United States Court of Appeals for the Sixth Circuit issued a nationwide stay of the final waters of the United States rule from becoming effective. Accordingly, Idaho Power expects that the previous definition of waters of the United States will be used for CWA jurisdictional determinations until further judicial order.

Effluent Limitation Guidelines and Standards: In 2013, the EPA issued a proposed rule revising the technology-based effluent limitation guidelines and standards under the CWA for water discharged from steam electric power plants, which includes coal-fired plants. On September 30, 2015, the EPA issued the final rule, which established limits on the levels of specified metals in wastewater that can be discharged from steam electric power plants. The EPA stated that it estimates that approximately 12 percent of steam electric power plants will incur some costs associated with the final rule. Idaho Power previously performed an analysis of the potential impact of the proposed rule on its operations and financial condition and, based on that analysis, did not expect a material impact. Idaho Power is performing an updated analysis of the potential financial and operational impacts of the final rule. However, given the nature of its co-owned coal-fired power plants, as of the date of this report Idaho Power does not expect that the final rule will have any material adverse impact on either the operation of its existing co-owned coal-fired power plants or associated operating costs.

Clean Air Act Updates

Mercury and Air Toxics Standard: The final Mercury and Air Toxics Standards (MATS) rule under the CAA, previously referred to as the Utility MACT Rule, was issued in February 2012. The final rule established emission limits for hazardous air pollutants from new and existing coal-fired and oil-fired steam electric generating units. The MATS rule provided that sources must be in compliance with emission limits by April 16, 2015. Idaho Power and the plant co-owners have installed mercury continuous emission monitoring systems on all of the coal-fired units at the Jim Bridger, Boardman, and North Valmy coal-fired generating plants, along with control technology to reduce mercury, acid gases, and particulate matter emissions for purposes of compliance with the MATS rule. Idaho Power believes that as of the date of this report the coal-fired plants are in compliance with the MATS rule. However, on November 25, 2014, the United States Supreme Court granted a petition for review of the MATS rule based on the issue of whether the EPA unreasonably refused to consider costs in determining whether it is appropriate to regulate hazardous air pollutants from coal-fired and oil-fired steam electric generating units. On June 29, 2015, the Court issued a decision holding that the EPA must consider cost, including the cost of compliance, before deciding whether regulation is appropriate and necessary, and remanded the case to the District of Columbia Circuit Court for further proceedings consistent with the Court's decision. The MATS rule remains in effect until the District of Columbia Circuit Court acts.

Section 111(d): In June 2014, the EPA released, under Section 111(d) of the CAA, a proposed rule for addressing greenhouse gas emissions from existing fossil fuel-fired electric generating units (EGUs). According to the EPA, the proposed rule was designed to achieve a 30 percent reduction in CO2 emissions from the power sector.  The EPA's proposal required that states meet their respective goals by 2030.  On August 3, 2015, the EPA released the final rule under Section 111(d) of the CAA, referred to as the Clean Power Plan.  The final rule contains several changes from the proposed rule. The final rule requires states to adopt plans to collectively reduce 2005 levels of power sector CO2 emissions by 32% by the year 2030.  The final rule provides states until September 2018 to submit implementation plans and until 2022 (rather than 2020 under the proposed rule) to begin achieving emissions reductions.

In the final rule, the EPA used a procedure to determine the "best system of emission reduction" that was different than under the proposed rule, establishing two sets of uniform emissions rates (one for coal-fired EGUs and one for natural gas-fired EGUs) and developing state limits based on the number and type of affected EGUs in each state. For the final rule, the EPA analyzed emissions reductions that affected EGUs could achieve by applying three “building blocks,” that the EPA concluded met the statutory standard “best system of emission reduction”:

•	Building Block 1: Improving heat rate at existing coal-fired steam EGUs;

•	Building Block 2: Shifting electricity generation from higher-emitting coal-fired steam EGUs to lower-emitting existing natural gas combined cycle generation; and

•	Building Block 3: Shifting generation from affected fossil fuel-fired EGUs to new zero-emitting renewable energy generation.

The EPA also changed its approach to calculating the emissions targets. In the final rule, the EPA specified nationwide “sub-category” CO2 emission performance standards applicable to affected steam coal-fired EGUs (1,305 lbs/MWh) and stationary natural gas combustion turbines (771 lbs/MWh).  There are a number of methods states may use to achieve compliance. States may simply require affected EGUs to meet these emission rate standards. As in the proposed rule, the EPA also calculated statewide target emission rates, though the method used to calculate the state targets was different in the final rule. The EPA also included equivalent mass-based limits (in short tons) for each state, with the intent of making it easier for states to adopt intrastate or interstate allowance-based emissions trading programs. Other modifications to the proposed rule include an allowance for increased use of thermal generation due to hydroelectric plant variability, and adjustments for plants like the Langley Gulch natural gas power plant that commenced commercial operations during 2012.

Idaho Power's owned and co-owned generation facilities are in the states of Idaho, Nevada, Oregon, and Wyoming. Idaho Power is evaluating the impact that the final rule will have on its operations in those states.  Idaho Power is working with state representatives, neighboring utilities, and others as it analyzes the rule and prepares for compliance. However, because the rule is premised on state implementation plans, the terms of which Idaho Power does not control, as of the date of this report Idaho Power is unable to determine the financial or operational impacts of the final rule.

National Ambient Air Quality Standards - Ozone Regulations

In late 2014, the EPA issued a proposed rule that would update the ground-level ozone standard under the CAA, from 75 parts per billion over an eight-hour period to 65 to 70 parts per billion over an eight-hour period. On October 1, 2015, the EPA issued a final rule lowering the national ozone standard under the CAA to 70 parts per billion. The EPA stated that the vast majority of U.S. counties will meet the standards by 2025 with federal and state rules and programs now in place or underway. The EPA's plan provides for finalizing non-attainment designations in 2017, and it plans to propose rules and guidance over the next year to help states with potential non-attainment areas implement the revised standards. Non-attainment areas will have until 2020 to late 2037 to meet the new standard, with attainment dates varying based on the ozone level in the area. Due to high levels of background ozone, which can be caused by factors such as elevation, vegetation, wildfire, and international transport, attainment in areas within the Intermountain West may be difficult, and the formulation of state implementation plans to bring an area into compliance with the new standard may be challenging due to the existence of ozone caused by factors outside of local control. If the EPA were to make non-attainment determinations in areas where Idaho Power owns or co-owns power plants, or proposes to construct power plants, the state implementation plan for those areas could result in changes to the nature and frequency of operation of existing generation plants and make more difficult or costly the construction of new power generation plants. However, as the EPA has not yet made attainment and non-attainment designations, Idaho Power is unable to predict the potential impact of the standard on its operations. Idaho Power will seek to work with state regulators on implementation plans for any non-attainment areas, in an effort to reduce the potential adverse impact on Idaho Power's operation of its existing power generation plants and construction of future facilities.

Endangered Species Act Update

In 2010, the U.S. Fish and Wildlife Service announced that listing of the greater sage grouse as threatened or endangered under the Endangered Species Act was warranted but precluded by higher priority listing actions.  Due to the presence of sage grouse in the vicinity of the Boardman-to-Hemingway and Gateway West 500-kV transmission lines, siting of these projects has required more extensive, costly, and time consuming evaluation, permitting, and engineering.  Listing of the greater sage grouse as threatened or endangered would have resulted in the need for a Section 7 consultation under the Endangered Species Act, increasing the cost and time requirements for the permitting of these transmission projects.  After evaluating scientific and other information regarding the greater sage-grouse, the U.S. Fish and Wildlife Service determined in September 2015 that protection for the greater sage-grouse under the Endangered Species Act is no longer warranted and withdrew the species from the candidate species list. This determination does not reduce the scope or magnitude of the consideration of sage grouse issues in Idaho Power's separate permitting processes for the transmission lines, but does eliminate the requirement for a Section 7 consultation with the U.S. Fish and Wildlife Service under the Endangered Species Act.

OTHER MATTERS

Critical Accounting Policies and Estimates

IDACORP’s and Idaho Power’s discussion and analysis of their financial condition and results of operations are based upon their condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles.  The preparation of these financial statements requires IDACORP and Idaho Power to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities.  On an ongoing basis, IDACORP and Idaho Power evaluate these estimates, including those estimates related to rate regulation, retirement benefits, contingencies, litigation, asset impairment, income taxes, unbilled revenue, and bad debt.  These estimates are based on historical experience and on other assumptions and factors that are believed to be reasonable under the circumstances, and are the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  IDACORP and Idaho Power, based on their ongoing reviews, make adjustments when facts and circumstances dictate.

IDACORP’s and Idaho Power’s critical accounting policies are reviewed by the audit committees of the boards of directors.  These policies have not changed materially from the discussion of those policies included under “Critical Accounting Policies and Estimates” in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2014.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is intended to enable users of financial statements to better understand and consistently analyze an entity's revenue across industries, transactions, and geographies. Under the ASU, recognition of revenue occurs when a customer obtains control of promised goods or services. In addition, the ASU requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted one year earlier. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard including a cumulative-effect adjustment with disclosure of results under old standards. As such, at IDACORP's and Idaho Power's required adoption date of January 1, 2018, amounts in 2016 and 2017 may have to be revised. IDACORP and Idaho Power are evaluating the impact of ASU 2014-09 on their financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IDACORP is exposed to market risks, including changes in interest rates, changes in commodity prices, credit risk, and equity price risk.  The following discussion summarizes material changes in these risks since December 31, 2014 and the financial instruments, derivative instruments, and derivative commodity instruments sensitive to changes in interest rates, commodity prices, and equity prices that were held at September 30, 2015. IDACORP has not entered into any of these market-risk-sensitive instruments for trading purposes.

Interest Rate Risk

IDACORP manages interest expense and short- and long-term liquidity through a combination of fixed rate and variable rate debt.  Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly-rated financial institutions may be used to achieve the desired combination.

Variable Rate Debt:  As of September 30, 2015, IDACORP had $12.8 million in net floating rate debt. The fair market value of this debt was $12.8 million. Assuming no change in financial structure, if variable interest rates were to average one percentage point higher than the average rate on September 30, 2015, annual interest expense would increase and pre-tax earnings would decrease by approximately $0.1 million.

Fixed Rate Debt:  As of September 30, 2015, IDACORP had $1.7 billion in fixed rate debt, with a fair market value of approximately $1.8 billion.  These instruments are fixed rate and, therefore, do not expose the companies to a loss in earnings due to changes in market interest rates.  However, the fair value of these instruments would increase by approximately $254 million if market interest rates were to decline by one percentage point from their September 30, 2015 levels.

Commodity Price Risk

IDACORP's exposure to changes in commodity prices is related to Idaho Power's ongoing utility operations that produce electricity to meet the demand of its retail electric customers. These changes in commodity prices are mitigated in large part by Idaho Power's Idaho and Oregon PCA mechanisms. To supplement its generation resources and balance its supply of power with the demand of its retail customers, Idaho Power participates in the wholesale marketplace. IDACORP’s commodity price risk as of September 30, 2015 had not changed materially from that reported in Item 7A of IDACORP's Annual Report on Form 10-K for the year ended December 31, 2014.  Information regarding Idaho Power’s use of derivative instruments to manage commodity price risk can be found in Note 11 – “Derivative Financial Instruments” to the condensed consolidated financial statements included in this report.

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

The use of performance assurance collateral in the form of cash, letters of credit, or guarantees is common industry practice.  Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties.  As of September 30, 2015, Idaho Power had posted $0.8 million performance assurance collateral.  Should Idaho Power experience a reduction in its credit rating on Idaho Power's unsecured debt to below investment grade Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral.  Counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions.  Based upon Idaho Power's energy and fuel portfolio and market conditions as of September 30, 2015, the amount of collateral that could be requested upon a downgrade to below investment grade was approximately $9.9 million.  To minimize capital requirements, Idaho Power actively monitors the portfolio exposure and the potential exposure to additional requests for performance assurance collateral calls through sensitivity analysis.

IDACORP's credit risk related to uncollectible accounts, net of amounts reserved, as of September 30, 2015 had not changed materially from that reported in Item 7A of IDACORP's Annual Report on Form 10-K for the year ended December 31, 2014. Additional information regarding Idaho Power’s management of credit risk and credit contingent features can be found in Note 11 – “Derivative Financial Instruments” to the condensed consolidated financial statements included in this report.

Equity Price Risk

IDACORP is exposed to price fluctuations in equity markets, primarily through Idaho Power's defined benefit pension plan assets, a mine reclamation trust fund owned by an equity-method investment of Idaho Power, and other equity security investments at Idaho Power. The equity securities held by the pension plan and in such accounts are diversified to achieve broad market participation and reduce the impact of any single investment, sector, or geographic region. Idaho Power has established asset allocation targets for the pension plan holdings, which are described in Note 10 - "Benefit Plans" to the consolidated financial statements included in IDACORP's Annual Report on Form 10-K for the year ended December 31, 2014. IDACORP’s equity price risk as of September 30, 2015 had not changed materially from that reported in Item 7A of IDACORP's Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

IDACORP:  The Chief Executive Officer and the Chief Financial Officer of IDACORP, based on their evaluation of IDACORP’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2015, have concluded that IDACORP’s disclosure controls and procedures are effective as of that date.

Idaho Power:  The Chief Executive Officer and the Chief Financial Officer of Idaho Power, based on their evaluation of Idaho Power’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2015, have concluded that Idaho Power’s disclosure controls and procedures are effective as of that date.

Changes in Internal Control over Financial Reporting

There have been no changes in IDACORP’s or Idaho Power’s internal control over financial reporting during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, IDACORP’s or Idaho Power’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Refer to Note 9 - “Contingencies” to the condensed consolidated financial statements included in this report for information regarding certain legal and administrative proceedings in which the registrants are involved.

ITEM 1A.  RISK FACTORS

The factors discussed in Part I - Item 1A - “Risk Factors” in IDACORP’s and Idaho Power’s Annual Report on Form 10-K for the year ended December 31, 2014, could materially affect IDACORP’s and Idaho Power’s business, financial condition, or future results. In addition to those risk factors and other risks discussed in this report, see "Cautionary Note Regarding Forward-Looking Statements" in this report for additional factors that could have a significant impact on IDACORP's or Idaho Power's operations, results of operations, or financial condition and could cause actual results to differ materially from those anticipated in forward-looking statements.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Restrictions on Dividends

See Note 6 - “Common Stock” to the condensed consolidated financial statements included in this report for a description of restrictions on IDACORP’s and Idaho Power’s payment of dividends.

Issuer Purchases of Equity Securities

IDACORP did not repurchase any shares of its common stock during the quarter ended September 30, 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 of this report, which is incorporated herein by reference.

ITEM 5. OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibits for IDACORP and Idaho Power are listed in the Exhibit Index at the end of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

IDACORP, INC.
(Registrant)

Date:	October 29, 2015	By:	/s/ Darrel T. Anderson
Darrel T. Anderson
President and Chief Executive Officer

Date:	October 29, 2015	By:	/s/ Steven R. Keen
Steven R. Keen
Senior Vice President, Chief Financial
Officer, and Treasurer

IDAHO POWER COMPANY
(Registrant)

Date:	October 29, 2015	By:	/s/ Darrel T. Anderson
Darrel T. Anderson
President and Chief Executive Officer

Date:	October 29, 2015	By:	/s/ Steven R. Keen
Steven R. Keen
Senior Vice President, Chief Financial
Officer, and Treasurer

EXHIBIT INDEX

The following exhibits are filed or furnished, as applicable, with the Quarterly Report on Form 10-Q for the quarter ended September 30, 2015:

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith

10.1
First Amendment to Second Amended and Restated Credit Agreement, dated July 9, 2015, among IDACORP, Inc., Wells Fargo Bank, National Association, and the lenders a party thereto, amending the Second Amended and Restated Credit Agreement, dated October 26, 2011, among IDACORP, Inc., various lenders, Wells Fargo Bank, National Association, as administrative agent, swingline lender, and LC issuer, JPMorgan Chase Bank, N.A., as syndication agent and LC issuer, KeyBank National Association and Union Bank, N.A., as documentation agents, and Wells Fargo Securities, LLC, J.P. Morgan Securities Inc., Keybanc Capital Markets, and Union Bank, N.A. as joint lead arrangers and joint book runners
		8-K	1-14465; 1-3198	10.1	7/10/2015
10.2
First Amendment to Second Amended and Restated Credit Agreement, dated July 9, 2015, among Idaho Power Company, Wells Fargo Bank, National Association, and the lenders a party thereto, amending the Second Amended and Restated Credit Agreement, dated October 26, 2011, among Idaho Power Company, various lenders, Wells Fargo Bank, National Association, as administrative agent, swingline lender, and LC issuer, JPMorgan Chase Bank, N.A., as syndication agent and LC issuer, KeyBank National Association and Union Bank, N.A., as documentation agents, and Wells Fargo Securities, LLC, J.P. Morgan Securities Inc., Keybanc Capital Markets, and Union Bank, N.A. as joint lead arrangers and joint book runners
		8-K	1-14465; 1-3198	10.2	7/10/2015
10.3	Fifth Amendment to the Employee Savings Plan of Idaho Power Company, dated September 14, 2015					X
12.1	IDACORP, Inc. Computation of Ratio of Earnings to Fixed Charges and Supplemental Ratio of Earnings to Fixed Charges					X
12.2	Idaho Power Company Computation of Ratio of Earnings to Fixed Charges and Supplemental Ratio of Earnings to Fixed Charges					X
15.1	Letter Re: Unaudited Interim Financial Information					X
15.2	Letter Re: Unaudited Interim Financial Information					X
31.1	Certification of IDACORP, Inc. Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of IDACORP, Inc. Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.3	Certification of Idaho Power Company Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.4	Certification of Idaho Power Company Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of IDACORP, Inc. Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of IDACORP, Inc. Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.3	Certification of Idaho Power Company Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.4	Certification of Idaho Power Company Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
95.1	Mine Safety Disclosures					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X