Form 10-K
period 2015-12-31
IDACORP INC; IDAHO POWER CO
filed 2016-02-18
CIK 1057877, 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

IDACORP, Inc.:
Large accelerated filer	(X)	Accelerated filer	( )	Non-accelerated filer	( )	Smaller reporting company	( )

Idaho Power Company:
Large accelerated filer	( )	Accelerated filer	( )	Non-accelerated filer	(X)	Smaller reporting company	( )

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act).

IDACORP, Inc.	Yes	( )	No	(X)	Idaho Power Company	Yes	( )	No	(X)

Aggregate market value of voting and non-voting common stock held by non-affiliates (June 30, 2015):

IDACORP, Inc.:	$2,798,093,674	Idaho Power Company:	None

Number of shares of common stock outstanding as of February 12, 2016:
IDACORP, Inc.:	50,297,581
Idaho Power Company:	39,150,812, all held by IDACORP, Inc.

Documents Incorporated by Reference:

Part III, Items 10 - 14	Portions of IDACORP, Inc.’s definitive proxy statement to be filed pursuant to Regulation 14A for the 2016 annual meeting of shareholders.

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

		Page

Commonly Used Terms		4
Cautionary Note Regarding Forward-Looking Statements		5

Part I

Item 1	Business	7
	Executive Officers of the Registrants	18
Item 1A	Risk Factors	19
Item 1B	Unresolved Staff Comments	27
Item 2	Properties	27
Item 3	Legal Proceedings	29
Item 4	Mine Safety Disclosures	29

Part II

Item 5	Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	29
Item 6	Selected Financial Data	31
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	32
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	69
Item 8	Financial Statements and Supplementary Data	71
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	125
Item 9A	Controls and Procedures	125
Item 9B	Other Information	129

Part III

Item 10	Directors, Executive Officers and Corporate Governance*	129
Item 11	Executive Compensation*	129
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*	129
Item 13	Certain Relationships and Related Transactions, and Director Independence*	130
Item 14	Principal Accountant Fees and Services*	130

Part IV

Item 15	Exhibits and Financial Statement Schedules	131

Signatures		142

* Except as indicated in Items 10, 12, and 14, IDACORP, Inc. information is incorporated by reference to IDACORP, Inc.'s definitive proxy statement for the 2016 annual meeting of shareholders.

COMMONLY USED TERMS

The following select abbreviations, terms, or acronyms are commonly used or found in multiple locations in this report:

ADITC	-	Accumulated Deferred Investment Tax Credits	IRP	-	Integrated Resource Plan
AFUDC	-	Allowance for Funds Used During Construction	IRS	-	U.S. Internal Revenue Service
APCU	-	Annual Power Cost Update	kW	-	Kilowatt
BCC	-	Bridger Coal Company, a joint venture of IERCo	MATS	-	Mercury and Air Toxics Standards
BLM	-	U.S. Bureau of Land Management	MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations
BPA	-	Bonneville Power Administration	MW	-	Megawatt
CAA	-	Clean Air Act	MWh	-	Megawatt-hour
CO2	-	Carbon Dioxide	NAAQS	-	National Ambient Air Quality Standards
CWA	-	Clean Water Act	NMFS	-	National Marine Fisheries Service
EGUs	-	Electric Utility Generating Units	NOx	-	Nitrogen Oxide
EIS	-	Environmental Impact Statement	NSPS	-	New Source Performance Standards
EPA	-	U.S. Environmental Protection Agency	NSR/PSD	-	New Source Review / Prevention of Significant Deterioration
EPS	-	Earnings Per Share	O&M	-	Operations and Maintenance
ESA	-	Endangered Species Act	OATT	-	Open Access Transmission Tariff
FCA	-	Fixed Cost Adjustment	OPUC	-	Public Utility Commission of Oregon
FERC	-	Federal Energy Regulatory Commission	PCA	-	Power Cost Adjustment
FPA	-	Federal Power Act	PCAM	-	Oregon Power Cost Adjustment Mechanism
GAAP	-	Generally Accepted Accounting Principles	PURPA	-	Public Utility Regulatory Policies Act of 1978
GHG	-	Greenhouse Gas	REC	-	Renewable Energy Certificate
HCC	-	Hells Canyon Complex	RPS	-	Renewable Portfolio Standard
Ida-West	-	Ida-West Energy Company, a subsidiary of IDACORP, Inc.	SEC	-	U.S. Securities and Exchange Commission
Idaho ROE	-	Idaho-jurisdiction return on year-end equity	SMSP	-	Security Plan for Senior Management Employees
IERCo	-	Idaho Energy Resources Co., a subsidiary of Idaho Power Company	SO2	-	Sulfur Dioxide
IESCo	-	IDACORP Energy Services Co., a subsidiary of IDACORP, Inc.	USFWS	-	U.S. Fish and Wildlife Service
IFS	-	IDACORP Financial Services, Inc., a subsidiary of IDACORP, Inc.	VIEs	-	Variable Interest Entities
IPUC	-	Idaho Public Utilities Commission

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to the historical information contained in this report, this report contains (and oral communications made by IDACORP, Inc. and Idaho Power Company may contain) statements that relate to future events and expectations, such as statements regarding projected or future financial performance, cash flows, capital expenditures, dividends, capital structure or ratios, strategic goals, challenges, objectives, and plans for future operations. Such statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, or future events or performance, often, but not always, through the use of words or phrases such as "anticipates," "believes," "estimates," "expects," "intends," "potential," "plans," "predicts," "projects," "may result," "may continue," or similar expressions, are not statements of historical facts and may be forward-looking. Forward-looking statements are not guarantees of future performance and involve estimates, assumptions, risks, and uncertainties. Actual results, performance, or outcomes may differ materially from the results discussed in the statements.  In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in forward-looking statements include those factors set forth in Part I, Item 1A - “Risk Factors” and Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this report, as well as in subsequent reports filed by IDACORP and Idaho Power with the Securities and Exchange Commission, and the following important factors:

•
the effect of decisions by the Idaho and Oregon public utilities commissions, the Federal Energy Regulatory Commission, and other regulators that impact Idaho Power's ability to recover costs and earn a return;

•
changes in residential, commercial, and industrial growth and demographic patterns within Idaho Power's service area and the loss or change in the business of significant customers, and their associated impacts on loads and load growth, and the availability of regulatory mechanisms that allow for timely cost recovery in the event of those changes;

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

•	variable hydrological conditions and over-appropriation of surface and groundwater in the Snake River Basin, which may impact the amount of power generated by Idaho Power's hydroelectric facilities;

•
the ability to purchase fuel, power, and transmission capacity under reasonable terms, particularly in the event of unanticipated power demands, lack of physical availability, transportation constraints, or a credit downgrade;

•
accidents, fires (either at or caused by Idaho Power facilities), explosions, and mechanical breakdowns that may occur while operating and maintaining an electric system, which can cause unplanned outages, reduce generating output, damage the companies’ assets, operations, or reputation, subject the companies to third-party claims for property damage, personal injury, or loss of life, or result in the imposition of civil, criminal, and regulatory fines and penalties;

•	the increased costs and operational challenges associated with purchasing and integrating intermittent renewable energy sources into Idaho Power's resource portfolio;

•
administration of reliability, security, and other requirements for system infrastructure required by the Federal Energy Regulatory Commission and other regulatory authorities, which could result in penalties and increase costs;

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

•
the failure of information systems or the failure to secure data, failure to comply with privacy laws, security breaches, or the direct or indirect effect on the companies' business or operations resulting from cyber attacks, terrorist incidents or the threat of terrorist incidents, and acts of war;

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

Idaho Power was incorporated under the laws of the state of Idaho in 1989 as the successor to a Maine corporation that was organized in 1915 and began operations in 1916.  Idaho Power is an electric utility engaged in the generation, transmission, distribution, sale, and purchase of electric energy and capacity and is regulated by the state regulatory commissions of Idaho and Oregon and by the FERC.  Idaho Power is the parent of Idaho Energy Resources Co. (IERCo), a joint venturer in Bridger Coal Company (BCC), which mines and supplies coal to the Jim Bridger generating plant owned in part by Idaho Power. Idaho Power's utility operations constitute nearly all of IDACORP's current business operations and are IDACORP’s only reportable business segment.  Segment financial information is presented in Note 17 – "Segment Information" to the consolidated financial statements included in this report.  As of December 31, 2015, IDACORP had 2,002 full-time employees, 1,993 of whom were employed by Idaho Power, and 21 part-time employees, 19 of whom were employed by Idaho Power.

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

UTILITY OPERATIONS

Background

Idaho Power provided electric utility service to approximately 525,000 general business customers in southern Idaho and eastern Oregon as of December 31, 2015. Over 436,000 of these customers are residential. Idaho Power’s principal commercial and industrial customers are involved in food processing, electronics and general manufacturing, agriculture, health care, and winter recreation.  Idaho Power holds franchises, typically in the form of right-of-way arrangements, in 71 cities in Idaho and 9 cities in Oregon and holds certificates from the respective public utility regulatory authorities to serve all or a portion of 25 counties in Idaho and 3 counties in Oregon. Idaho Power's service area is shaded in the illustration on the following page and covers approximately 24,000 square miles with an estimated population of one million.

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

Regulatory Accounting

Idaho Power is subject to accounting principles generally accepted in the United States of America, with the impacts of rate regulation reflected in its financial statements. These principles sometimes result in Idaho Power recording expenses and revenues in a different period than when an unregulated enterprise would record such expenses and revenues.  In these instances, the amounts are deferred or accrued as regulatory assets or regulatory liabilities on the balance sheet and recorded on the income statement when recovered or returned in rates.  Additionally, regulators can impose regulatory liabilities upon a regulated company for amounts previously collected from customers that are expected to be refunded. Idaho Power records regulatory assets or liabilities if it is probable that they will be reflected in future prices, based on regulatory orders or other available evidence.

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

Idaho Power’s business strategy seeks to balance the interests of owners, customers, employees, and other stakeholders while maintaining the company’s financial stability and flexibility.  Idaho Power has further refined its three-part business strategy to include three core focuses for 2016—improving its core business, growing revenues, and enhancing the brand and positioning the company for the future. IDACORP continues to focus on its core business and its goal of generating returns for its shareholders and long-term shareholder value.

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

Retail Rates: Idaho Power periodically evaluates the need to request changes to its retail electricity price structure to cover its operating costs and to seek to earn a return on its investments.  Idaho Power uses general rate cases, power cost adjustment (PCA) mechanisms, a fixed cost adjustment (FCA) mechanism, balancing accounts and tariff riders, and subject-specific filings to recover its costs of providing service and to earn a return on investment. Retail prices are generally determined through formal ratemaking proceedings that are conducted under established procedures and schedules before the issuance of a final order.  Participants in these proceedings include Idaho Power, the staffs of the IPUC or OPUC, and other interested parties.  The IPUC and OPUC are charged with ensuring that the prices and terms of service are fair, are non-discriminatory, and provide Idaho Power an opportunity to recover its prudently incurred or allowable costs and expenditures and earn a reasonable return on investment. The ability to request rate changes does not, however, ensure that Idaho Power will recover all of its costs or earn a specified rate of return, or that its costs will be recovered in advance of or at the same time as the costs are incurred.

In addition to general rate case filings, ratemaking proceedings can involve charges or credits related to specific costs, programs, or activities, as well as the recovery or refund of amounts recorded under specific authorization from the IPUC or OPUC but deferred for recovery or refund.  Deferred amounts are generally collected from or refunded to retail customers through the use of base rates or supplemental tariffs. Outside of base rates, three of the most significant mechanisms for recovery of costs are the PCA mechanisms, FCA mechanism, and energy efficiency rider. The Idaho and Oregon PCA mechanisms are intended to address the volatility of power supply costs and provide for annual adjustments to the rates charged to retail customers by allowing partial recovery of the difference between net power supply costs included in base rates and actual net power supply costs incurred by Idaho Power. The FCA mechanism is designed to remove Idaho Power’s financial disincentive to invest in energy efficiency programs by separating (or decoupling) the recovery of fixed costs from the variable kilowatt-hour charge for certain Idaho customer classes and linking it instead to a set amount per customer.  Separately, Idaho Power collects most of its energy efficiency program costs through an energy efficiency rider on customer bills.

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

Energy Sales: Weather, seasonal customer demand, and economic conditions all impact the amount of electricity that Idaho Power sells as well as the costs it incurs to provide that electricity. Idaho Power's utility revenues are not earned, and associated expenses are not incurred, evenly during the year.  Idaho Power’s retail energy sales typically peak during the summer irrigation and cooling season, with a lower peak in the winter. Extreme temperatures increase sales to customers who use electricity for cooling and heating, and moderate temperatures decrease sales.  Increased precipitation levels during the agricultural growing season reduce electricity sales to customers who use electricity to operate irrigation pumps.  The table that follows presents Idaho Power’s revenues and sales volumes for the last three years, classified by customer type.  Approximately 95 percent of Idaho Power’s general business revenue originates from customers located in Idaho, with the remainder originating from customers located in Oregon.  Idaho Power’s operations, including information on energy sales, are discussed further in Part II, Item 7 - MD&A - "Results of Operations - Utility Operations.”

	Year Ended December 31,
	2015	2014	2013
General business revenues (thousands of dollars)
Residential	$512,068	$500,195	$513,914
Commercial	306,178	299,462	281,009
Industrial	182,254	182,675	165,941
Irrigation	164,403	158,654	159,242
Provision for rate refund for sharing mechanism	(3,159)	(7,999)	(7,602)
Deferred revenue related to Hells Canyon Complex relicensing AFUDC	(10,706)	(10,706)	(10,776)
Total general business revenues	1,151,038	1,122,281	1,101,728
Off-system sales	30,887	77,165	54,473
Other	85,580	79,205	86,897
Total revenues	$1,267,505	$1,278,651	$1,243,098
Energy sales (thousands of MWh)
Residential	4,977	4,965	5,365
Commercial	4,045	3,944	3,975
Industrial	3,196	3,217	3,182
Irrigation	2,047	1,966	2,097
Total general business	14,265	14,092	14,619
Off-system sales	1,254	2,220	1,683
Total	15,519	16,312	16,302

Competition: Idaho Power's electric utility business has historically been recognized as a natural monopoly. Idaho Power's rates for retail electric services are generally determined on a “cost of service” basis. Rates are designed to provide, after recovery of allowable operating expenses including depreciation on capital investments, an opportunity for Idaho Power to earn a reasonable return on investment as authorized by regulators. However, alternative methods of generation, including customer-owned solar and other forms of distributed generation, compete with Idaho Power for sales to existing customers.  Also, non-utility businesses are developing new technologies and services to help energy consumers manage energy in new ways that could alter demand for Idaho Power's electric energy. Idaho Power also competes with fuel distribution companies in serving the energy needs of customers for space heating, water heating, and appliances.

Idaho Power also participates in the wholesale energy markets and in the electric transmission markets. Generally, these wholesale markets are regulated by the FERC, which requires electric utilities to transmit power to or for wholesale purchasers and sellers and make available, on a non-discriminatory basis, transmission capacity for the purpose of providing these services.

In return for agreeing to provide service to all customers within a defined service area, electric utilities are typically provided with an exclusive right to provide service in that service area. However, certain prescribed areas within Idaho Power's service area, such as municipalities or Native American Tribal reservations, may elect not to take service from Idaho Power and instead operate as a municipal electric utility or otherwise as a separate entity. In such cases, the entity would be required to purchase or otherwise obtain rights (such as by contract) to Idaho Power's distribution infrastructure within the municipal or other designated area. Idaho Power would have no responsibility for providing electric service to the municipal or separate entity, absent Idaho Power's voluntary execution of an agreement to provide that service. Separately, the Shoshone-Bannock Tribes, located in southeastern Idaho, have recently taken steps toward the adoption of a separate utility code applicable to electric utilities operating within the Shoshone-Bannock Tribal Reservation (Reservation). The proposed tribal utility code, if adopted, could ultimately lead to Idaho Power's cessation of its historical provision of service to the Reservation and could result in either no or a limited electric service relationship with the Reservation, or could result solely in Idaho Power's sale of power to the Reservation pursuant to a power purchase agreement. Idaho Power estimates that the average load for the Reservation over the prior five years is approximately 14 MW.

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

Weather, load demand, supply constraints, economic conditions, and availability of generation resources impact power supply costs.  Idaho Power’s annual hydroelectric generation varies depending on water conditions in the Snake River Basin. Drought conditions and increased peak load demand cause a greater reliance on potentially more expensive energy sources to meet load requirements.  Conversely, favorable hydroelectric generation conditions increase production at Idaho Power’s hydroelectric generating facilities and reduce the need for thermal generation and wholesale market purchased power.  Economic conditions and governmental regulations can affect the market price of natural gas and coal, which may impact fuel expense and market prices for purchased power. Idaho Power's PCA mechanisms mitigate in large part the potentially adverse financial statement impacts of volatile fuel and power costs.

Idaho Power’s system is dual peaking, with the larger peak demand occurring in the summer.  The all-time system peak demand was 3,407 Megawatts (MW), set on July 2, 2013, at which time Idaho Power had deployed 30 MW of demand response programs to mitigate the load demand. The all-time winter peak demand was 2,527 MW, set on December 10, 2009.  Idaho Power's peak demand during 2015 was 3,402 MW, the magnitude of which was diminished by the deployment of 60 MW of demand response programs during the peak load period. During these and other similarly heavy load periods Idaho Power’s system is fully committed to serve load and meet required operating reserves. The table that follows shows Idaho Power’s total power supply for the last three years.

	MWh			Percent of Total Generation
	2015	2014	2013	2015	2014	2013
	(thousands of MWh)
Hydroelectric plants	5,910	6,170	5,656	47%	47%	42%
Coal-fired plants	4,676	5,851	6,327	37%	44%	47%
Natural gas fired plants	2,076	1,175	1,576	16%	9%	11%
Total system generation	12,662	13,196	13,559	100%	100%	100%

Purchased power - cogeneration and small power production	2,008	2,286	2,127
Purchased power - other	1,784	1,867	1,775
Total purchased power	3,792	4,153	3,902
Total power supply	16,454	17,349	17,461

Hydroelectric Generation: Idaho Power operates 17 hydroelectric projects located on the Snake River and its tributaries.  Together, these hydroelectric facilities provide a total nameplate capacity of 1,709 MW and annual generation of approximately 8.5 million Megawatt-hours (MWh) under median water conditions. The amount of water available for hydroelectric power generation depends on several factors—the amount of snow pack in the mountains upstream of Idaho Power’s hydroelectric facilities, upstream reservoir storage, springtime precipitation and temperatures, main river and tributary base flows, the condition of the Eastern Snake Plain Aquifer and its spring flow impact, summer time irrigation withdrawals and returns, and upstream reservoir regulation. Idaho Power actively participates in collaborative work groups focused on water management issues in the Snake River Basin, with the goal of preserving the long-term availability of water for use at Idaho Power’s hydroelectric projects on the Snake River.

During low water years, when stream flows into Idaho Power’s hydroelectric projects are reduced, Idaho Power’s hydroelectric generation is reduced. The result is a greater reliance on other generation resources and power purchases. In 2014, significantly low upstream carryover water storage hindered the impact of the runoff of near-normal snow accumulation, resulting in generation of 6.2 million MWh. In 2015, below-normal snow accumulation resulted in a lower than median hydro production of 5.9 million MWh. The Northwest River Forecast Center of the National Oceanic Atmospheric Administration reported that the 2015 April through July inflow volume into Brownlee Reservoir (the uppermost reservoir of Idaho Power's Hells Canyon Complex) was only 46 percent of normal. By comparison, April through July Brownlee Reservoir inflow was 63 percent of normal in 2014. For 2016, Idaho Power estimates annual generation from its hydroelectric facilities of between 6.0 million MWh and 8.0 million MWh.

Idaho Power obtains licenses for its hydroelectric projects from the FERC, similar to other utilities that operate nonfederal hydroelectric projects on qualified waterways.  The licensing process includes an extensive public review process and involves numerous natural resource and environmental agencies.  The licenses last from 30 to 50 years depending on the size, complexity, and cost of the project.  Idaho Power is actively pursuing the relicensing of the Hells Canyon Complex project, its largest hydroelectric generation source.  Idaho Power also has three Oregon licenses under the Oregon Hydroelectric Act, which applies to Idaho Power’s Brownlee, Oxbow, and Hells Canyon facilities. For further information on relicensing activities see Part II, Item 7 – MD&A – "Regulatory Matters – Relicensing of Hydroelectric Projects.”

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

Bridger Coal Company (BCC) supplies coal to the Jim Bridger power plant. Idaho Power owns a one-third interest in BCC and PacifiCorp owns a two-third interest in BCC and is the operator of the Bridger Coal Mine. The mine operates under a long-term sales agreement that provides for delivery of coal over a 51-year period ending in 2024 from surface and underground sources. Idaho Power believes that BCC has sufficient reserves to provide coal deliveries for at least the term of the sales agreement.  Idaho Power also has a coal supply contract providing for annual deliveries of coal through 2017 from the Black Butte Coal Company’s Black Butte mine located near the Jim Bridger plant.  This contract supplements the BCC deliveries and provides another coal supply to operate the Jim Bridger plant.  The Jim Bridger plant’s rail load-in facility and unit coal train, while limited, provides the opportunity to access other fuel supplies for tonnage requirements above established contract minimums.

NV Energy is the operator of the North Valmy power plant. NV Energy and Idaho Power have contracts with a coal supplier through 2016. Idaho Power's share of these contracts, together with the existing coal inventory at the North Valmy plant, are expected to meet Idaho Power's projected coal requirements at the plant through 2017. Idaho Power expects to be able to obtain future coal requirements through similar contracts.

Portland General Electric Company is the operator of the Boardman power plant. Idaho Power believes that it has sufficient inventory and coal contracts to supply the Boardman plant with fuel through 2016 and has 25 percent of projected fuel needs for 2017. The Boardman plant receives coal through annual contracts with suppliers from the Powder River Basin in northeast Wyoming. Idaho Power expects to meet future coal needs through similar contracts. In December 2010, the Oregon Environmental Quality Commission approved a plan to cease coal-fired operations at the Boardman power plant no later than December 31, 2020.

Natural Gas-fired Generation: Idaho Power owns and operates the Langley Gulch natural gas-fired combined cycle power plant and the Danskin and Bennett Mountain natural gas-fired simple cycle combustion turbine power plants. All three plants are located in Idaho.

Idaho Power operates the Langley Gulch plant as a baseload unit and the Danskin and Bennett Mountain plants to meet peak supply needs. The plants are also used to take advantage of wholesale market opportunities. Natural gas for all facilities is purchased based on system requirements and dispatch efficiency. The natural gas is transported through the Williams-Northwest Pipeline under Idaho Power's 55,584 million British thermal units (MMBtu) per day long-term gas transportation service agreements.  These transportation agreements vary in contract length but generally contain the right for Idaho Power to extend the term.  In addition to the long-term gas transportation service agreements, Idaho Power has entered into a long-term storage service agreement with Northwest Pipeline for 131,453 MMBtu of total storage capacity at the Jackson Prairie Storage Project.  This firm storage contract expires in 2043.  Idaho Power purchases and stores natural gas with the intent of fulfilling needs as identified for seasonal peaks or to meet system requirements.

As of December 31, 2015, approximately 9.8 million MMBtu's of natural gas was financially hedged for physical delivery for the operational dispatch of the Langley Gulch plant through January 2017. Idaho Power plans to manage the procurement of additional natural gas for the peaking units on the daily spot market or from storage inventory as necessary to meet system requirements and fueling strategies.

Purchased Power: As described below, Idaho Power purchases power in the wholesale market as well as power pursuant to long-term power purchase contracts and exchange agreements.

Wholesale Market Transactions: To supplement its self-generated power and long-term purchase arrangements, Idaho Power purchases power in the wholesale market based on economics, operating reserve margins, risk management policy limitations, and unit availability.  Depending on availability of excess power or generation capacity, pricing, and opportunities in the markets, Idaho Power also sells power in the wholesale markets. During 2015 and 2014, Idaho Power purchased 1.8 million MWh and 1.9 million MWh of power through wholesale market purchases at an average cost of $49.57 per MWh and $49.31 per MWh, respectively. During 2015 and 2014, Idaho Power sold 1.3 million MWh and 2.2 million MWh of power in wholesale market sales, with an average price of $24.63 per MWh and $34.76 per MWh, respectively.

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

•
Clatskanie People's Utility - for the exchange of up to 18 MW of energy from the Arrowrock hydroelectric project in southern Idaho in exchange for energy from Idaho Power's system or power purchased at the Mid-Columbia trading hub. The initial term of the agreement was through December 31, 2015, but the term of the agreement has been extended through December 31, 2020. Idaho Power has the right to renew the agreement for one additional five-year term.

•	Raft River Energy I, LLC - for up to 13 MW (nameplate generation) from its Raft River Geothermal Power Plant Unit #1 located in southern Idaho. The contract term is through 2033.

PURPA Power Purchase Contracts: Idaho Power purchases power from PURPA projects as mandated by federal law. As of February 5, 2016, Idaho Power had contracts with on-line PURPA-related projects with a total of 784 MW of nameplate generation capacity, with an additional 423 MW nameplate capacity of projects projected to be on-line by June 1, 2017. The power purchase contracts for these projects have original contract terms ranging from one to 35 years. The expense and volume of PURPA project power purchases during the last three years is included in the following table:

	Year Ended December 31,
	2015	2014	2013
PURPA contract expense (in thousands)	$131,340	$144,617	$131,338
MWh purchased under PURPA contracts (in thousands)	2,008	2,286	2,127
Average cost per MWh from PURPA contracts	$65.41	$63.26	$61.75

Pursuant to the requirements of PURPA, the IPUC and OPUC have each issued orders and rules regulating Idaho Power’s purchase of power from "qualifying facilities" that meet the requirements of PURPA.  A key component of the PURPA contracts is the energy price contained within the agreements.  PURPA regulations specify that a utility must pay energy prices based on the utility’s avoided costs.  The IPUC and OPUC have established specific rules and regulations to calculate the avoided cost that Idaho Power is required to include in PURPA contracts. For PURPA power purchase agreements:

•	Idaho Power is required to purchase all of the output from the facilities located inside its service area, subject to some exceptions such as adverse impacts on system reliability.

•
Idaho Power is required to purchase the output of projects located outside its service area if it has the ability to receive power at the facility’s requested point of delivery on Idaho Power's system.

•
The IPUC jurisdictional portion of the costs associated with PURPA contracts is fully recovered through base rates and the PCA, and the OPUC jurisdictional portion is recovered through general rate case filings and an Oregon PCA mechanism. Thus, the primary impact of high power purchase costs under PURPA contracts is on customer rates.

•	The IPUC issued an order in August 2015 that revised the standard PURPA power purchase contract term for new contracts to 2 years from the previously required 20 year term.

•
OPUC jurisdictional regulations have generally provided for PURPA standard contract terms of up to 20 years. Various ongoing cases are being processed at the OPUC in which the contract term and other PURPA regulations are being reviewed.

•
The IPUC requires Idaho Power to pay "published avoided cost" rates for all wind and solar projects that are smaller than 100 kilowatts (kW) and all other types of projects that are smaller than 10 average MWs. For PURPA qualifying facilities that exceed these size limitations, Idaho Power is required to negotiate an applicable price (premised on avoided costs) based upon IPUC regulations.

•
The OPUC requires that Idaho Power pay the published avoided costs for all PURPA qualifying facilities with a nameplate rating of 10 MW or less and that Idaho Power negotiate an applicable price (premised on avoided costs) for all other qualifying facilities based upon OPUC regulations. As part of the ongoing cases at the OPUC, the OPUC has temporarily reduced this nameplate rating for solar and wind projects to 3 MW.

Idaho Power, as well as other affected electric utilities, have engaged in proceedings at the IPUC and OPUC relating to PURPA contracts. Final rulings were issued in the IPUC proceedings in 2015, and the OPUC proceedings are ongoing. These proceedings have related to, among other things, appropriate contract term lengths and the prices paid for energy purchased from PURPA projects. Refer to Part II - Item 7 - MD&A - "Regulatory Matters - Renewable Energy Contracts and PURPA" for a summary of those proceedings.

Consideration of Participation in Energy Imbalance Market: Utilities in the western United States outside the California Independent System Operator (California ISO) have traditionally relied upon a combination of automated and manual dispatch within the hour to balance generation and load to maintain reliable supply. These utilities have limited capability to transact within the hour outside their own borders.  In contrast, energy imbalance markets use automated intra-hour economic dispatch of generation from committed resources to serve loads.  The California ISO and PacifiCorp implemented a new energy imbalance market in 2014 (Western EIM) under which the parties enabled their systems to interact for dispatch purposes.  The Western EIM is intended to reduce the power supply costs to serve customers through more efficient dispatch of a larger and more diverse pool of resources, to integrate intermittent power from renewable generation sources more effectively, and to enhance reliability.  Participation in the Western EIM is voluntary and available to all balancing authorities in the western United States.  Since 2015, Idaho Power has been evaluating the potential power supply cost savings and other advantages, system upgrade requirements, capital and ongoing operating costs, and other aspects of Idaho Power's potential participation in the Western EIM.

Transmission Services

Electric transmission systems deliver energy from electric generation facilities to distribution systems for final delivery to customers.  Transmission systems are designed to move electricity over long distances because generation facilities can be located hundreds of miles away from customers.  Idaho Power’s generating facilities are interconnected through its integrated transmission system and are operated on a coordinated basis to achieve maximum capability and reliability.  Idaho Power’s transmission system is directly interconnected with the transmission systems of the Bonneville Power Administration, Avista Corporation, PacifiCorp, NorthWestern Energy, and NV Energy.  These interconnections, coupled with transmission line capacity made available under agreements with some of those entities, permit the interchange, purchase, and sale of power among entities in the Western Interconnection.  Idaho Power provides wholesale transmission service for eligible transmission customers on a non-discriminatory basis.  Idaho Power is a member of the WECC, the NWPP, the Northern Tier Transmission Group, and the North American Energy Standards Board.  These groups have been formed to more efficiently coordinate transmission reliability and planning throughout the Western Interconnection.

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

Resource Planning

Integrated Resource Planning: The IPUC and OPUC require that Idaho Power prepare biennially an Integrated Resource Plan (IRP). Idaho Power filed its most recent IRP in June 2015.  The IRP seeks to forecast Idaho Power's loads and resources for a 20-year period, analyzes potential supply-side and demand-side resource options, and identifies potential near-term and long-term actions.  The four primary goals of the IRP are to:

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

The load forecast Idaho Power used for purposes of the 2015 IRP predicts an average annual growth rate of 1.2 percent for average loads and 1.5 percent for summer peak loads over the 20-year planning horizon from 2015 to 2034. The rate of load growth can impact the timing and extent of development of resources, such as new generation plants or transmission infrastructure, to serve those loads. The load forecast Idaho Power used in the 2013 IRP predicted an average annual growth rate of 1.1 percent for average loads and 1.4 percent for summer peak loads over the 20-year planning horizon from 2013 to 2032.

The 2015 IRP identified a preferred resource portfolio, which includes the completion of the Boardman-to-Hemingway 500-kV transmission line and the potential early retirement of the North Valmy power plant, both in 2025, with no other new resource needs prior to 2025. However, as noted in the 2015 IRP, there is considerable uncertainty surrounding the resource sufficiency estimates and project completion dates, including uncertainty around the timing and extent of third party development of renewable resources, implementation of the EPA's rules under Section 111(d) of the Clean Air Act, the actual completion date of the Boardman-to-Hemingway transmission project, and the economics and logistics of plant retirements. These and other uncertainties could result in changes to the desirability of the preferred portfolio and adjustments to the timing and nature of anticipated and actual actions.

The 2015 IRP includes as near-term action items the continued permitting and planning for the Boardman-to-Hemingway transmission line and further investigation of the early retirement of the North Valmy power plant in collaboration with the plant's co-owner. The near-term action plan also includes a decrease in the size of the planned Shoshone Falls expansion from 50 MW to a range of 1.7 MW to 4 MW with a scheduled on-line date in 2019, as well as commencement of an economic evaluation of environmental control retrofits for units 1 and 2 at the Jim Bridger power plant.

Energy Efficiency and Demand Response Programs: Idaho Power’s energy efficiency and demand response portfolio is comprised of 22 programs. These energy efficiency and demand response programs target energy savings across the entire year and system demand reduction in the summer.  The programs are offered to all customer segments and emphasize the wise use of energy, especially during periods of high demand.  This energy and demand reduction can minimize or delay the need for new generation or transmission infrastructure.  Idaho Power’s programs include:

•	financial incentives for irrigation customers for either improving the energy efficiency of an irrigation system or installing new energy efficient systems;

•
energy efficiency for new and existing homes including heating, ventilation and cooling equipment, energy efficient building techniques, insulation improvement, air duct sealing, and energy efficient lighting;

•	incentives to industrial and commercial customers for acquiring energy efficient equipment, and using energy efficiency techniques for operational and management processes;

•
demand response programs to reduce peak summer demand through the voluntary cycling of central air conditioners for residential customers, interruption of irrigation pumps, and reduction of commercial and industrial demand through actions taken by business owners and operators; and

•	membership in the Northwest Energy Efficiency Alliance, which supports market transformation efforts across the region.

In 2015, Idaho Power’s energy efficiency programs reduced energy usage by approximately 140,000 MWh. For 2015, Idaho Power had a demand response available capacity of approximately 385 MW. In 2015 and 2014, Idaho Power expended approximately $39 million and $37 million, respectively, on both energy efficiency and demand response programs. Funding for these programs is provided through a combination of the Idaho and Oregon energy efficiency tariff riders, base rates, and the Idaho PCA mechanism.

Environmental Regulation and Costs

Idaho Power's activities are subject to a broad range of federal, state, regional, and local laws and regulations designed to protect, restore, and enhance the quality of the environment. Environmental regulation impacts Idaho Power’s operations due to the cost of installation and operation of equipment and facilities required for compliance with environmental regulations, the modification of system operations to accommodate environmental regulations, and the cost of acquiring and complying with permits and licenses. In addition to generally applicable regulations, Idaho Power's three coal-fired power plants, three natural gas combustion turbine power plants, and 17 hydroelectric generating plants are subject to a broad range of environmental requirements, including those related to air and water quality, waste materials, and endangered species. For a more detailed discussion of these and other environmental issues, refer to Item 7 - MD&A - "Environmental Matters" in this report.

Environmental Expenditures: Idaho Power’s environmental compliance expenditures will remain significant for the foreseeable future, especially given the additional regulations proposed and issued at the federal level. Idaho Power estimates its environmental expenditures, based upon present environmental laws and regulations, will be as follows for the periods indicated, excluding allowance for funds used during construction (AFUDC) (in millions of dollars):

	2016	2017 - 2018
Capital expenditures:
License compliance and relicensing efforts at hydroelectric facilities	$16	$27
Investments in equipment and facilities at thermal plants	29	11
Total capital expenditures	$45	$38
Operating expenses:
Operating costs for environmental facilities - hydroelectric	$22	$44
Operating costs for environmental facilities - thermal	14	27
Total operations and maintenance	$36	$71

Idaho Power anticipates that finalization and implementation of a number of federal and state rulemakings and other proceedings addressing, among other things, greenhouse gases and endangered species, could result in substantially increased operating and compliance costs in addition to the amounts set forth above, but Idaho Power is unable to estimate those costs given the uncertainty associated with potential future regulations. Idaho Power would seek to recover those increased costs through the ratemaking process.

Idaho Power monitors environmental requirements and assesses whether environmental control measures are or remain economically appropriate. Continued review of the economic appropriateness of further investments in coal-fired plants was included in a February 2014 order of the IPUC, in which the IPUC requested that Idaho Power continue monitoring environmental requirements at a national level and account for their impact in resource planning and promptly apprise the IPUC of developments that could impact the company's continued reliance on the North Valmy plant as a coal-fired resource. Idaho Power has been working with the plant's co-owner to monitor environmental requirements and costs associated with the plant, and to develop alignment on potential retirement dates for the plant. In its 2015 IRP, Idaho Power included retirement scenarios ranging from 2019 to 2025 for the North Valmy plant, with a later date within that range being more likely.

Voluntary CO2 Intensity Reduction Goal: Idaho Power is engaged in voluntary greenhouse gas emissions intensity reduction efforts. In September 2009, IDACORP's and Idaho Power's boards of directors approved guidelines that established a goal to reduce Idaho Power's resource portfolio's average carbon dioxide (CO2) emissions intensity for the 2010 through 2013 time period to a level of 10 to 15 percent below Idaho Power's 2005 CO2 emissions intensity of 1,194 lbs CO2/MWh. The combination of effective utilization of hydroelectric projects, above average stream flows in some years, reduced usage of coal-fired facilities, the purchase of renewable energy, and the addition of the Langley Gulch natural gas-fired power plant positioned Idaho Power to extend its CO2 emissions intensity reduction goal period for an additional two years, targeting an average reduction of 10 to 15 percent below its 2005 levels for the entire 2010 through 2015 time period. Idaho Power achieved its initial reduction goal, as well as its extended goal through 2015. Idaho Power estimates that its average CO2 emission intensity from company-owned resources for the 2010 through 2015 period was 21 percent below the 2005 CO2 emission intensity level.

In 2015, Idaho Power further extended and expanded the goal, seeking to reduce the company-owned resource portfolio average CO2 emission intensity to 15-20 percent below 2005 levels for the 2010-2017 period.

Carbon Disclosure Project Reporting: Idaho Power's estimated historic CO2 emissions intensity from its generation facilities, as submitted to the Carbon Disclosure Project, was as follows:

	2010	2011	2012	2013	2014
Emission Intensity (lbs CO2/MWh)	1,060	677	871	1,129	1,019

IDACORP FINANCIAL SERVICES, INC.

IFS invests in affordable housing developments, which provide a return principally by reducing federal and state income taxes through tax credits and accelerated tax depreciation benefits. IFS has focused on a diversified approach to its investment strategy in order to limit both geographic and operational risk with most of IFS’s investments having been made through syndicated funds. IFS is no longer actively pursuing further investment opportunities, but will continue to maintain and manage its current portfolio of investments. At December 31, 2015, the gross amount of IFS’s portfolio equaled $182 million in tax credit investments.  IFS generated tax credits of $3.3 million, $5.2 million, and $5.5 million in 2015, 2014, and 2013, respectively.

IDA-WEST ENERGY COMPANY

Ida-West operates and has a 50 percent ownership interest in nine hydroelectric projects that have a total generating capacity of 45 MW.  Four of the projects are located in Idaho and five are in northern California.  All nine projects are “qualifying facilities” under PURPA.  Idaho Power purchased all of the power generated by Ida-West’s four Idaho hydroelectric projects at a cost of approximately $8 million in 2015 and $9 million in both 2014 and 2013.

EXECUTIVE OFFICERS OF THE REGISTRANTS

The names, ages, and positions of the executive officers of IDACORP and Idaho Power are listed below (in alphabetical order), along with their business experience during at least the past five years.  Mr. J. LaMont Keen, a member of IDACORP's and Idaho Power's boards of directors and former President and Chief Executive Officer of IDACORP and Idaho Power, and Mr. Steven R. Keen, are brothers. There are no other family relationships among these officers, nor is there any arrangement or understanding between any officer and any other person pursuant to which the officer was appointed.

DARREL T. ANDERSON, 57

•	President and Chief Executive Officer of IDACORP, Inc., May 2014 - present

•	President and Chief Executive Officer of Idaho Power Company, January 2014 - present

•	President and Chief Financial Officer of Idaho Power Company, January 2012 - December 2013

•	Executive Vice President, Administrative Services and Chief Financial Officer of IDACORP, Inc., October 2009 - April 2014

•	Executive Vice President, Administrative Services and Chief Financial Officer of Idaho Power Company, October 2009 - December 2011

•	Member of the Boards of Directors of both IDACORP, Inc. and Idaho Power Company since September 2013

REX BLACKBURN, 60

•	Senior Vice President and General Counsel, IDACORP, Inc. and Idaho Power Company, April 2009 - present

 LISA A. GROW, 50

•	Senior Vice President of Operations of Idaho Power Company, January 2016 - present

•	Senior Vice President - Power Supply of Idaho Power Company, October 2009 - December 2015

 STEVEN R. KEEN, 55

•	Senior Vice President - Chief Financial Officer, and Treasurer of IDACORP, Inc., May 2014 - present

•	Senior Vice President - Chief Financial Officer, and Treasurer of Idaho Power Company, January 2014 - present

•	Vice President - Finance and Treasurer of IDACORP, Inc., June 2010 - April 2014

•	Senior Vice President - Finance and Treasurer of Idaho Power Company, January 2012 - December 2013

•	Vice President - Finance and Treasurer of Idaho Power Company, June 2010 - December 2011

•	Vice President and Treasurer of IDACORP, Inc. and Idaho Power Company, June 2006 - May 2010

LONNIE KRAWL, 52

•	Senior Vice President of Administrative Services and Chief Information Officer of Idaho Power Company, January 2016 - present

•	Vice President and Chief Information Officer of Idaho Power Company, October 2013 - December 2015

•	Director of Human Resources of Idaho Power Company, July 2009 - September 2013

DANIEL B. MINOR, 58
•Executive Vice President of Idaho Power Company, January 2016 - present

•	Executive Vice President and Chief Operating Officer of Idaho Power Company, January 2012 - December 2015
•Executive Vice President of IDACORP, Inc., May 2010 - present
•Executive Vice President - Operations of Idaho Power Company, October 2009 - December 2011

TESSIA PARK, 54

•	Vice President of Power Supply of Idaho Power Company, January 2016 - present

•	Director of Load Serving Operations of Idaho Power Company, September 2012 - December 2015

•	Operating Projects Manager of Idaho Power Company, January 2011 - September 2012

•	Manager of Power Supply Operations of Idaho Power Company, August 2009 - January 2011

KEN W. PETERSEN, 52

•	Vice President, Controller and Chief Accounting Officer of IDACORP, Inc. and Idaho Power Company, January 2014 - present

•	Corporate Controller and Chief Accounting Officer of IDACORP, Inc. and Idaho Power Company, May 2010 - December 2013

•	Corporate Controller of IDACORP, Inc. and Idaho Power Company, December 2007 - May 2010

N. VERN PORTER, 56

•	Vice President of Customer Operations of Idaho Power Company, January 2016 - present

•	Senior Vice President of Customer Operations of Idaho Power Company, April 2015 - December 2015

•	Vice President of Idaho Power Company, January 2014 - April 2015

•	Vice President of Delivery Engineering and Construction of Idaho Power Company, May 2012 - December 2013

•	Vice President of Delivery Engineering and Operations of Idaho Power Company, October 2009 - May 2012

ITEM 1A.  RISK FACTORS

IDACORP and Idaho Power operate in a highly regulated industry and business environment that involves significant risks, many of which are beyond the companies' control. The circumstances and factors set forth below may have a material impact on the business, financial condition, or results of operations of IDACORP and Idaho Power and could cause actual results or outcomes to differ materially from those discussed in any forward-looking statements. These risk factors, as well as other information in this report and in other reports the companies file with the SEC, should be considered carefully when making any investment decisions relating to IDACORP or Idaho Power.

If state public utility commissions or the Federal Energy Regulatory Commission authorize customer rates that under-collect or untimely collect through rates the amount Idaho Power needs to cover costs and earn a reasonable rate of return, IDACORP's and Idaho Power's financial condition and results of operations may be adversely affected.  The prices that the Idaho Public Utilities Commission (IPUC) and Public Utility Commission of Oregon (OPUC) authorize Idaho Power to charge customers for its retail services, and the tariff rate that the Federal Energy Regulatory Commission (FERC) permits Idaho Power to charge for its transmission services, are generally the most significant factors influencing IDACORP’s and Idaho Power’s business, results of operations, and financial condition.  Idaho Power's ability to recover its costs and earn a reasonable rate of return can be affected by many factors, including the time lag between when costs are incurred and when those costs are recovered in customers’ rates, and differences between the costs embedded in rates and the amount of actual costs incurred. Idaho Power is often required to incur costs before the IPUC, OPUC, or FERC approves the recovery of those costs, and the IPUC, OPUC, and FERC may not allow Idaho Power to recover costs on the basis that such costs were not reasonably or prudently incurred or for other reasons. While rate regulation is premised on the assumption that rates will be established that are fair, just, and reasonable, regulators have considerable discretion in applying this standard.  The ratemaking process typically involves multiple intervening parties, including governmental bodies, consumer advocacy groups, and customers, generally with the common objective of limiting rate increases or even reducing rates. Denial or probable denial of recovery by regulators may cause Idaho Power to record an impairment of its assets. In a number of proceedings in recent years, Idaho Power has been denied recovery, or required to defer recovery pending the next general rate case, including denials or deferrals related to compensation expenses.

For additional information relating to Idaho Power's regulatory framework and regulatory matters, see Part I - Item 1 - "Business - Utility Operations," Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report, and Part II - Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters" in this report.

Idaho Power's cost recovery mechanisms may not function as intended and are subject to change, which may adversely affect IDACORP's and Idaho Power's financial condition and results of operations. Idaho Power has power cost adjustment mechanisms in its Idaho and Oregon jurisdictions and a fixed cost adjustment mechanism in Idaho that provide for periodic adjustments to the rates charged to its retail customers.  The power cost adjustment mechanisms track Idaho Power’s actual net power supply costs (primarily fuel and purchased power less off-system sales) and compare these amounts to net power supply costs being recovered in retail rates.  A majority of the difference between these two amounts is deferred for future recovery from, or refund to, customers through rates.  In recent years, the volatility in power supply costs has been significant, in large part due to changes in hydroelectric generation conditions and the cost of purchase of renewable energy under long-term contracts. While the power cost adjustment mechanisms function to mitigate the potentially adverse impact on net income of power supply cost volatility, the mechanisms do not eliminate the cash flow impact of that volatility.  When power costs rise above the level recovered in current retail rates, Idaho Power incurs the costs but recovery of those costs is deferred to a subsequent collection period, which can adversely affect Idaho Power’s operating cash flow and liquidity until those costs are recovered from customers. The fixed cost adjustment mechanism is a decoupling mechanism designed to remove Idaho Power's disincentive to invest in energy efficiency activities by allowing Idaho Power to charge residential and small commercial customers when it recovers less than the base level of fixed costs per customer that the IPUC authorized for recovery in the most recent general rate case. Both the power cost and fixed cost adjustment mechanisms were approved through the regulatory process, and thus they are subject to change at the discretion of applicable state regulators, who could decide to modify or eliminate either mechanism in a manner that adversely impacts IDACORP's and Idaho Power's financial condition, cash flows, and results of operations.

IDACORP's and Idaho Power's business, financial condition, and results of operations may be negatively affected by changes in customer growth or customer usage.  Growth in the number of customers and customers' usage of electricity are affected by a number of factors, such as population growth or decline in Idaho Power's service area, adoption rates of energy efficiency measures, customer-generated power such as from rooftop solar panels, demand side management requirements, and economic conditions.  Many electric utilities have experienced a decline in usage per customer, in part attributable to energy efficiency activities. While Idaho Power has recently experienced a net growth in usage due to an increase in the number of customers, when adjusted for the impacts of weather the average monthly usage on a per customer basis for Idaho residential customers has declined from 1,059 kWh in 2009 to 1,012 kWh in 2014. Rate mechanisms, such as the Idaho fixed cost adjustment, are designed to address the financial disincentive associated with promoting energy efficiency activities, but there is no assurance that the mechanism will result in full or timely collection of Idaho Power's fixed costs, which are currently collected in large part through the company's kWh energy rates that are based on historical sales volume. Any undercollection of fixed costs would adversely impact revenues, earnings, and cash flows. Weak economic conditions may also reduce the amount of energy Idaho Power’s customers consume, result in a loss of customers (including large-load industrial and commercial customers) or further decrease the customer growth rate, and increase the likelihood and prevalence of late payments and uncollectible accounts. The formation of municipal utilities or similar entities for distribution systems within Idaho Power's service area could also result in a load decrease. The loss of loads resulting from some of these events may result in IDACORP and Idaho Power modifying or eliminating large generation or transmission projects. This could in turn result in write-downs or write-offs if regulators determine that the costs of the projects were incurred imprudently, which could have a material adverse impact on IDACORP's and Idaho Power's financial condition, results of operations, and cash flows.

Conversely, if Idaho Power were to experience an unanticipated increase in the demand for energy through, for example, the rapid addition of new industrial and commercial customers, Idaho Power may be required to rely on higher-cost purchased power to meet peak system demand and may need to accelerate investment in additional generation or transmission resources.  If the incremental costs associated with the unanticipated changes in loads exceed the incremental revenue received from the sales to the new customers, and Idaho Power is unable to secure timely and full rate relief to recover those increased costs, the resulting imbalance could have an adverse effect on IDACORP's and Idaho Power's financial condition, results of operations, and cash flows.

IDACORP's and Idaho Power's operating results fluctuate seasonally and can be adversely affected by changes in weather conditions and severe weather. Idaho Power's electric power sales are seasonal, with demand in Idaho Power's service area peaking during the hot summer months, with a secondary peak during the cold winter months. Electric power demands by irrigation customers in Idaho Power's service area, which are impacted by temperatures and the timing and amount of precipitation, among other factors, can also create significant seasonal changes in usage. Seasonality of revenues may be further impacted by Idaho Power's tiered rate structure, under which rates charged to customers are often higher during higher-load periods. Market prices for power also often increase significantly during these peak periods, at times when Idaho Power is required to purchase power in the wholesale markets to meet customer demand. By contrast, when temperatures are relatively mild or where precipitation supplants irrigation systems, loads are often lower as customers are not using electricity for heating and air conditioning or irrigation purposes. Thus, weather conditions and the timing and extent of precipitation can cause IDACORP's and Idaho Power's results of operations and financial condition to fluctuate seasonally, quarterly, and from year to year.

Extreme weather events and their associated impacts (such as fires, high winds, and snow loading) can damage generation facilities and disrupt transmission and distribution systems, causing service interruptions and extended outages through downed transmission and distribution lines, increasing supply chain costs and limiting Idaho Power's ability to meet customer energy demand.  Sustained drought conditions are likely to decrease power generation from hydroelectric plants. The effect of the failure of Idaho Power's facilities to operate as planned under extreme weather conditions is particularly burdensome during peak demand periods, such as hot summer days. Damage and disruption in generation, transmission, and distribution systems due to weather-related factors also increases operations and maintenance expenses. Costs incurred as a result of such events might not be recovered through customer rates if the costs incurred are greater than those allowed for recovery by regulators, and the costs of repair and replacing infrastructure or liability for personal injury or property damage may not be covered in full by insurance.

New advances in power generation, energy efficiency, or other technologies that impact the power utility industry could decrease revenues. The increasing cost of energy in the electric utility industry has encouraged the development of new technologies for power generation, power storage, and energy efficiency. In particular, in recent years the cost of solar generation has decreased significantly, and there are federal tax incentives in place to help further reduce the cost of solar generation. There is potential that customer-owned power generation systems, particularly if coupled with power storage devices, could become sufficiently cost-effective and efficient that an increasing number of Idaho Power's customers choose to install such systems on their homes or businesses. Additionally, considerable emphasis has been placed on energy efficiency, such as LED lighting and high-efficiency appliances. Energy efficiency programs, including programs sponsored by Idaho Power under a directive from state regulatory commissions, are designed to reduce energy demand. If Idaho Power is unable to adjust its rate design or maintain adequate regulatory mechanisms allowing for timely cost recovery, declining usage from customer-owned generation sources and energy efficiency would result in under-recovery of Idaho Power's costs and reduce revenues, which would impact IDACORP's and Idaho Power's financial condition and results of operations.

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

If Idaho Power is unable to complete the construction of a project, or incurs costs that regulators do not deem prudent, it may be unable to recover its costs in full through rates or on a timely basis. Further, if Idaho Power is unable to secure permits or joint funding commitments to develop transmission infrastructure necessary to serve loads, it may terminate those projects and, as an alternative, seek to develop additional generation facilities within areas where Idaho Power has available transmission capacity or pursue other more costly options to serve loads. To limit the timing-related risks of these projects, Idaho Power may enter into purchase orders and construction contracts and incur engineering and design service costs in advance of receiving necessary regulatory approvals or permits. If any of the projects are canceled for any reason, including Idaho Power's failure to receive necessary regulatory approvals or permits or because the project is no longer economical, Idaho Power could incur significant cancellation penalties under purchase orders or construction contracts. Additionally, termination of a project carries with it the potential for impairment of the associated asset if regulators deny full recovery of project costs. Thus, termination of a project could negatively affect IDACORP's and Idaho Power's financial condition and results of operations.

IDACORP's and Idaho Power’s businesses are subject to an extensive set of environmental laws, rules, and regulations, which could impact their operations and increase costs of operations, potentially rendering some generating units uneconomical to maintain or operate, and could increase the costs and alter the timing of major projects. A number of federal, state, and local environmental statutes, rules, and regulations relating to air and water quality, natural resources, renewable energy certificates, and health and safety are applicable to IDACORP's and Idaho Power's operations.  Many of these laws and regulations are described in Part II - Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters" in this report. These laws and regulations generally require IDACORP and Idaho Power to obtain and comply with a wide variety of environmental licenses, permits, and other approvals, including through substantial investment in pollution controls, and may be enforced by both public officials and private individuals.  Some of these regulations are pending, changing, or subject to interpretation, and failure to comply may result in penalties, mandatory operational changes, and other adverse consequences, including costs associated with defending against claims by governmental authorities or private parties and complying with new operating requirements.  Idaho Power devotes significant resources to environmental monitoring, pollution control equipment, and mitigation projects to comply with existing and anticipated environmental regulatory requirements. However, the current trend is toward more stringent standards, stricter regulation, and more expansive application of environmental regulations.

Environmental regulations have created the need for Idaho Power to install new pollution control equipment at, and may cause Idaho Power to perform environmental remediation on, its owned and co-owned power generation facilities, often at a substantial cost. For instance, Idaho Power is installing environmental control apparatus in two units of its co-owned Jim Bridger power plant at an estimated cost of $105 million, and may install a second set of control apparatus at two other units at that plant in or around 2021 and 2022. IDACORP and Idaho Power will incur other costs associated with existing environmental regulations, and the companies expect to incur additional costs associated with pending and future environmental regulations, and those costs are likely to be substantial. In some cases, the costs to obtain permits and ensure facilities are in compliance may be prohibitively expensive. If the costs of compliance with those new regulations renders the generating facilities uneconomical to maintain or operate, Idaho Power would need to identify alternative resources for power, potentially in the form of new generation and transmission facilities, market power purchases, demand-side management programs, or a combination of these and other methods. Furthermore, Idaho Power may not be able to obtain or maintain all environmental regulatory approvals necessary for operation of its existing infrastructure or construction of new infrastructure.

Idaho Power is not guaranteed timely or full recovery through customer rates of costs associated with environmental regulations, environmental compliance, and clean-up of contamination, and regulators may not grant prior approval of cost recovery. For example, in 2013 the IPUC declined to approve Idaho Power's application requesting a binding commitment to provide rate base treatment for Idaho Power's estimated share of the capital investment in environmental control upgrades at the Jim Bridger power plant, instead reserving the prudence determination (and thus ratemaking treatment) for subsequent proceedings. If there is a delay in obtaining any required environmental regulatory approval or if Idaho Power fails to obtain, maintain, or comply with any such approval, construction and/or operation of Idaho Power's generation or transmission facilities could be delayed, halted, or subjected to additional costs.

Factors contributing to lower hydroelectric generation can increase costs and negatively impact IDACORP's and Idaho Power's financial condition and results of operations.  Idaho Power derives a significant portion of its power supply from its hydroelectric facilities. During 2015, 47 percent of Idaho Power's electric power generation was from hydroelectric facilities. Because of Idaho Power’s heavy reliance on hydroelectric generation, factors such as precipitation and snow pack, the timing of run-off, and the availability of water in the Snake River basin can significantly affect its operations.  The combination of a long-term trend of declining Snake River base flows, over-appropriation of water, and periods of drought have led to water rights disputes and proceedings among surface water and ground water irrigators and the State of Idaho.  Recharging the Eastern Snake Plain aquifer by diverting surface water to porous locations and permitting it to sink into the aquifer is one approach to the over-appropriation dispute.  Diversions from the Snake River for aquifer recharge or the loss of water rights reduce Snake River flows available for hydroelectric generation.  When hydroelectric generation is reduced, Idaho Power must increase its use of more expensive thermal generating resources and market power purchases; therefore, costs increase and opportunities for off-system sales are reduced, reducing revenues and potentially earnings.  Through its power cost adjustment mechanisms, Idaho Power expects to recover most (but not all) of the increase in net power supply costs caused by lower hydroelectric generation. The timing of recovery of the increased costs, however, may not occur until the subsequent power cost adjustment year, adversely affecting cash flows and liquidity.

Obligations imposed in connection with hydroelectric license renewals may require large capital expenditures, increase operating costs, reduce hydroelectric generation, and negatively affect IDACORP's or Idaho Power's results of operations and financial condition.  For the last several years, Idaho Power has been engaged in an effort to renew its federal license for its largest hydroelectric generation source, the Hells Canyon Complex.  Relicensing includes an extensive public review process that involves numerous natural resource issues and environmental conditions.  The existence of endangered and threatened species in the watershed may result in major operational changes to the region’s hydroelectric projects, which may be reflected in hydroelectric licenses, including for the Hells Canyon Complex.  In addition, new interpretations of existing laws and regulations could be adopted or become applicable to hydroelectric facilities, which could further increase required expenditures for marine life recovery and endangered species protection and reduce the amount of hydroelectric generation available to meet Idaho Power’s generation requirements. One particularly significant issue identified in connection with the Hells Canyon Complex relicensing effort involves water temperature gradients in the Snake River below the Hells Canyon dam. Certain parties in the relicensing proceedings have advocated for the installation of a water temperature management apparatus which, if required to be installed, would involve substantial costs to construct, operate, and maintain.  Idaho Power may be unable to recover in full or in a timely manner the costs of such an apparatus through rates, particularly given the magnitude of any potential impact on customer rates.  Idaho Power also cannot predict the requirements that might be imposed during the relicensing process, the financial impact of those requirements, whether a new multi-year license will ultimately be issued, and whether the IPUC or OPUC will allow recovery through rates of the substantial costs incurred in connection with the licensing process and subsequent compliance.  Imposition of onerous conditions in the relicensing process could result in Idaho Power incurring significant capital expenditures, increase operating costs (including power purchase costs), and reduce hydroelectric generation, which could negatively affect results of operations and financial condition.

Idaho Power’s use of coal and natural gas to fuel power generation facilities exposes it to commodity availability and price risk, which can adversely affect IDACORP's and Idaho Power's results of operations and financial condition.  As part of its normal business operations, Idaho Power purchases coal and natural gas in the open market or under short-term or long-term contracts, often with variable pricing terms. Market prices for coal and natural gas are influenced by factors impacting supply and demand such as weather conditions, fuel transportation availability, economic conditions, and changes in technology. Natural gas transportation to Idaho Power's three natural gas plants is limited to one primary pipeline, presenting a heightened possibility of supply constraint and disruptions separate from the risk of counterparty default. Most of Idaho Power's coal supply arrangements are under long-term contracts for coal originating in Wyoming, and thus Idaho Power is exposed to risk of disruption of coal production in, or transportation from, that region. Idaho Power may from time to time enter into new, or renegotiate, these long-term contracts but can provide no assurance that such contracts will be negotiated or renegotiated on satisfactory terms, or at all. There also can be no assurance that counterparties to the natural gas or coal supply agreements will fulfill their obligations to supply natural gas or coal, and they may experience financial or technical problems that inhibit their ability to deliver natural gas or coal. Defaults by coal and natural gas suppliers may cause Idaho Power to seek alternative, and potentially more costly, sources of fuel or rely on other generation sources or wholesale market power purchases. Idaho Power may not be able to fully or timely recover these increased costs through rates, which may adversely affect IDACORP's and Idaho Power's financial condition and results of operations.

Idaho Power’s generation, transmission, and distribution facilities are subject to numerous operational risks unique to it and its industry.  Operating risks associated with Idaho Power's generation, transmission, and distribution facilities include equipment failures, volatility in fuel and transportation pricing, interruptions in fuel supplies, increased regulatory compliance costs, labor disputes, accidents and workforce safety matters, release of hazardous or toxic substances into the air, water, or ground, acts of terrorism or sabotage, the loss of cost-effective disposal options for solid waste such as coal ash, operator error, and the occurrence of catastrophic events at the facilities.  Diminished availability or performance of those facilities could result in reduced customer satisfaction, reputational harm, and regulatory inquiries and fines.  Operation of Idaho Power's owned and co-owned generating stations below expected capacity levels, or unplanned outages at these stations, could cause reduced energy output and lower efficiency levels and result in lost revenues and increased expenses for alternative fuels or wholesale market power purchases. Accidents, electrical contacts, fires, explosions, catastrophic failures, general system damage or dysfunction, and other unplanned events related to Idaho Power's infrastructure would increase repair costs and may expose Idaho Power to claims for personal injury and property damage. Further, the transmission system in Idaho Power's service territory is constrained, limiting the ability to transmit electric energy within the service territory and access electric energy from outside the service territory during high-load periods. Idaho Power's transmission facilities are also interconnected with those of third parties, and thus operation of Idaho Power's and third parties' facilities could be adversely affected by unexpected or uncontrollable events. These transmission constraints and events could result in failure to provide reliable service to customers and the inability to deliver energy from generating facilities to the power grid, or not being able to access lower cost sources of electric energy, which could have a negative effect on IDACORP's and Idaho Power's financial condition and results of operations.

Volatility in the financial markets, failure of IDACORP or Idaho Power to satisfy conditions necessary for obtaining loans or issuing debt securities, and denial of regulatory authority to issue debt or equity securities may negatively affect IDACORP’s and Idaho Power’s ability to access capital and/or increase their cost of borrowing.  IDACORP and Idaho Power use credit facilities, commercial paper markets, and long-term debt as significant sources of liquidity and funding for operating and capital requirements and debt maturities not satisfied by operating cash flow. The credit facilities represent commitments by the participating banks to make loans and issue letters of credit. However, the obligation of the participating banks to make those loans and issue letters of credit is subject to specified conditions. Idaho Power's ability to issue long-term debt is also subject to a number of conditions included in an indenture, and Idaho Power's ability to issue long-term debt and commercial paper is subject to the availability of purchasers willing to purchase the securities under reasonable terms or at all. Because of these limitations, IDACORP and Idaho Power may be unable to issue commercial paper or short-term or long-term debt at reasonable interest rates and terms or at all. Also, while the credit facilities represent a contractual obligation to make loans, one or more of the participating banks may default on their obligations to make loans under, or may withdraw from, the credit facilities.

Idaho Power is required to obtain regulatory approval in Idaho, Oregon, and Wyoming in order to borrow money or to issue securities and is therefore dependent on the public utility commissions of those states to issue favorable orders in a timely manner to permit them to finance their operations, capital expenditures, and debt maturities. Without additional state regulatory approval, as of the date of this report the aggregate amount of short-term borrowings by Idaho Power at any one time outstanding may not exceed $450 million. Also, IDACORP's and Idaho Power's credit facilities include financial covenants that limit the amount of debt that can be outstanding as a percentage of total capital, and Idaho Power's long-term debt has also been issued under an indenture that contains a number of financial covenants. Failure to maintain these covenants could preclude IDACORP and Idaho Power from issuing commercial paper, borrowing under their credit facilities, or issuing long-term debt, and could trigger a default and repayment obligation under debt instruments, which could adversely impact IDACORP's and Idaho Power's financial condition, results of operations, and liquidity.

A downgrade in IDACORP’s and Idaho Power’s credit ratings could affect the companies’ ability to access capital, increase their cost of borrowing, and require the companies to post collateral with transaction counterparties.  Credit rating agencies periodically review the corporate credit ratings and long-term ratings of IDACORP and Idaho Power. These ratings are premised on financial ratios and performance, the regulatory environment and rate mechanisms, the effectiveness of management, resource risks and power supply costs, and other factors. IDACORP and Idaho Power also have borrowing arrangements that rely on the ability of the banks to fund loans or support commercial paper, a principal source of short-term financing.  Downgrades of IDACORP’s or Idaho Power’s credit ratings, or those affecting relationship banks, could limit the companies’ ability to access short- and long-term capital under reasonable terms or at all, require the companies to pay a higher interest rate on their debt, and require the companies to post additional performance assurance collateral with transaction counterparties.

Idaho Power’s risk management policy and programs relating to economically hedging commodity exposures and credit risk may not always perform as intended, and as a result IDACORP and Idaho Power may suffer economic losses.  Idaho Power enters into transactions to hedge its positions in coal, natural gas, power, and other commodities, and enters into financial hedge transactions to mitigate in part exposure to variable commodity prices. IDACORP and Idaho Power could recognize financial losses as a result of volatility in the market value of these contracts or if a counterparty fails to perform. The derivative instruments used for hedging might not offset the underlying exposure being mitigated as intended, due to pricing inefficiencies or other terms of the derivative instruments, and any such failure to mitigate exposure could result in financial losses. Certain of Idaho Power's hedging and derivative agreements may result in the receipt of, or posting of, collateral with counterparties. Fluctuations in commodity prices that lead to the posting of collateral with counterparties negatively impact liquidity, and downgrades in Idaho Power's credit ratings may lead to additional collateral posting requirements. Further, forecasts of future fuel needs and loads and available resources to meet those loads are inherently uncertain and may cause Idaho Power to over- or under-hedge actual resource needs, exposing the company to market risk on the over- or under-hedged position.  To the extent that commodity markets are illiquid, Idaho Power may not be able to execute its risk management strategies, which could result in undesired over-exposure to unhedged positions. As a result, risk management actions, or the failure or inability to manage commodity price and counterparty risk, may adversely affect IDACORP’s and Idaho Power’s financial condition and results of operations.

Idaho Power could be subject to penalties and operational changes if it violates mandatory reliability and security requirements, which could adversely impact IDACORP's and Idaho Power's results of operations and financial condition. As an owner and operator of a bulk power transmission system, Idaho Power is subject to mandatory reliability standards issued by the North American Electric Reliability Corporation and enforced by the FERC. The standards are based on the functions that need to be performed to ensure the bulk power system operates reliably and are guided by reliability and market interface principles. Compliance with reliability standards subjects Idaho Power to higher operating costs and increased capital expenditures. Idaho Power has received in recent years notices of violations from, and regularly self-reports reliability standard compliance issues to, the FERC, the North American Electric Reliability Corporation, and the Western Electricity Coordinating Council.  Potential monetary and non-monetary penalties for a violation of FERC regulations may be substantial, and in some circumstances monetary penalties may be as high as $1 million per day per violation.  The imposition of penalties on Idaho Power for its actual or alleged failure to comply with reliability and security requirements could have a negative effect on its and IDACORP’s results of operations and financial condition.

Federally mandated purchases of power from renewable energy projects, and integration of power generated from those projects into Idaho Power's system, may increase costs and decrease system reliability, and adversely affect Idaho Power's and IDACORP's results of operations and financial condition. An abundance of intermittent, non-dispatchable generation from renewable energy projects interconnected with Idaho Power's system has had an impact on the operation of Idaho Power's generation plants, system reliability, power supply costs, and the wholesale power markets in the Pacific Northwest. Idaho Power is generally obligated under federal law to purchase power from certain renewable energy projects, regardless of the then-current load demand, availability of lower cost generation resources, or wholesale energy market prices. This increases the likelihood and frequency that Idaho Power will be required to reduce output from its lower-cost hydroelectric and fossil fuel-fired generation resources, which in turn increases power purchase costs and customer rates. Further, balancing load and generation from Idaho Power's power generation portfolio is challenging, and Idaho Power expects that its operational costs will continue to increase as a result of its efforts to integrate intermittent, non-dispatchable generation from a large number of renewable energy projects. If Idaho Power is unable to timely recover those costs through its power cost adjustment mechanisms or otherwise, those increased costs may negatively affect IDACORP's and Idaho Power's results of operations, financial condition, and cash flows.

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

As a holding company, IDACORP does not have its own operating income and must rely on the cash flows from its subsidiaries to pay dividends and make debt payments.  IDACORP is a holding company with no significant operations of its own, and its primary assets are shares or other ownership interests of its subsidiaries, primarily Idaho Power.  IDACORP’s subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts to IDACORP, whether through dividends, loans, or other means.  The ability of IDACORP’s subsidiaries to pay dividends or make distributions to IDACORP depends on several factors, including each subsidiary's actual and projected earnings and cash flow, capital requirements and general financial condition, regulatory restrictions, covenants contained in credit facilities to which they are parties, and the prior rights of holders of their existing and future first mortgage bonds and other debt or equity securities. Further, the amount and payment of dividends is at the discretion of the board of directors, which may reduce or cease payment of dividends at any time. See Note 6 - "Common Stock" to the consolidated financial statements included in this report for a further description of restrictions on IDACORP's and Idaho Power's payment of dividends.

IDACORP's and Idaho Power's activities are concentrated in one industry and in one region, which exposes it to risks from lack of diversification, regional economic conditions, and regional legislation and regulation. IDACORP and Idaho Power do not have diversified operations or sources of revenue. Idaho Power comprises the bulk of IDACORP's operations, and Idaho Power's business is concentrated solely in the electricity industry. Furthermore, Idaho Power's provision of electric service to retail customers is conducted exclusively in its southern Idaho and eastern Oregon service area. As a result, IDACORP's and Idaho Power's future performance will be affected by economic conditions, regulatory and legislative activity, and other events in its service area and in the electric power industry.

The impacts of a retiring workforce with specialized utility-specific functions could increase costs and adversely affect IDACORP's and Idaho Power's financial condition and results of operations.  Idaho Power’s operations require a skilled workforce to perform specialized utility functions. Many of these positions, such as linemen, grid operators, and generation plant operators, require extensive, specialized training.  Idaho Power has experienced in recent years an above-average number of employee retirements and expects the increased level of retirement of its skilled workforce and persons in key positions will continue in 2016 and in the near-term. This will require Idaho Power to attract, train, and retain new employees to help prevent a loss of institutional knowledge and avoid a skills gap.  The loss of skills and institutional knowledge of experienced employees and the costs associated with attracting, training, and retaining appropriately qualified employees to replace an aging and skilled workforce could have a negative effect on IDACORP's and Idaho Power's financial condition and results of operations.

IDACORP and Idaho Power are subject to costs and other effects of legal and regulatory proceedings, disputes, and claims.  From time to time in the normal course of business IDACORP and Idaho Power are subject to various lawsuits, regulatory proceedings, disputes, and claims that could result in adverse judgments or settlements, fines, penalties, injunctions, or other adverse consequences. These matters are subject to a number of uncertainties, and as a result management is often unable to predict the outcome of a matter. Two notable existing legal proceedings are described in Note 10 - "Contingencies" to the consolidated financial statements included in this report. The legal costs and final resolution of matters in which IDACORP or Idaho Power are involved could have a negative effect on their financial condition and results of operations. Similarly, the terms of resolution could require the companies to change their operational practices and procedures, which could also have a negative effect on their financial positions and results of operations.

Acts or threats of terrorism, cyber attacks, data or physical security breaches, and other acts of individuals or groups seeking to disrupt Idaho Power's operations or the electric power grid could negatively impact IDACORP's and Idaho Power's financial condition and results of operations.  Idaho Power operates in an industry that requires the continuous use and operation of sophisticated information technology systems and network infrastructure. Idaho Power's generation and transmission facilities and its grid operations are potential targets for terrorist acts and threats, as well as cyber attacks and other disruptive activities of individuals or groups.  Some of Idaho Power's facilities are deemed "critical infrastructure," in that incapacity or destruction of the facilities could have a debilitating impact on security, reliability or operability of the bulk electric power system, national economic security, and public health and safety. The possibility that infrastructure facilities, such as generation facilities and electric transmission facilities, would be direct targets of, or indirect casualties of, an act of terror or cyber attack (whether originating internally or externally) may affect Idaho Power's operations by limiting the ability to generate, purchase, or transmit power.  These events, and governmental actions in response, could result in a material decrease in revenues and increase costs to protect, repair, and insure Idaho Power's assets and operate its business.

Federal regulators have stated that a number of organizations continue to seek opportunities to exploit potential vulnerabilities in the U.S. energy infrastructure and that those attacks have become increasingly sophisticated. Attacks on Idaho Power's infrastructure could result from acts of those organizations or other third parties as well as Idaho Power employees or contractors. At the same time, Idaho Power's energy infrastructure is becoming more reliant on network-based infrastructure. Idaho Power's operations require the continuous availability of information technology systems and network infrastructure, and in the normal course of business Idaho Power collects sensitive and confidential customer and employee information and proprietary information of Idaho Power. Although Idaho Power actively monitors developments in cyber security, no security measures can completely shield Idaho Power's systems, infrastructure, and data from vulnerabilities to cyber attacks, intrusions, or other catastrophic events that could result in their failure or reduced functionality, and ultimately the potential loss of sensitive information or the loss of Idaho Power's ability to fulfill critical business functions and provide reliable electric power to customers. The loss of data could result in violations of privacy and other laws, financial loss to Idaho Power or to its customers, customer dissatisfaction, and significant litigation exposure, all of which could materially affect Idaho Power's financial condition and results of operations.

Changes in tax laws and regulations, or differing interpretation or enforcement of applicable laws by the Internal Revenue Service or other taxing jurisdictions, could have a material adverse impact on IDACORP’s or Idaho Power’s financial condition and results of operations.  IDACORP and Idaho Power must make judgments and interpretations about the application of the law when determining the provision for taxes.  Amounts of tax-related assets and liabilities involve judgments and estimates of the timing and probability of recognition of income, deductions, and tax credits, which are subject to challenge by taxing authorities. In recent years, tax settlements, as well as state regulatory mechanisms with tax-related provisions (such as Idaho Power's October 2014 regulatory settlement stipulation with the IPUC), has significantly impacted IDACORP's and Idaho Power's results of operations. The outcome of ongoing and future income tax proceedings, or the state public utility commissions' treatment of those tax outcomes, could differ materially from the amounts IDACORP and Idaho Power record prior to conclusion of those proceedings, and the difference could negatively affect IDACORP’s and Idaho Power’s earnings and cash flows.  Further, in some instances the treatment from a ratemaking perspective of any tax benefits could be different than IDACORP or Idaho Power anticipate or request from applicable state regulatory commissions, which could have a negative effect on their financial condition and results of operations.

Changes in accounting standards or rules may impact IDACORP's and Idaho Power's financial results and disclosures. The Financial Accounting Standards Board and the Securities and Exchange Commission may make changes to accounting standards that impact presentation and disclosures of financial condition and results of operations. Further, new accounting orders issued by the FERC could significantly impact IDACORP's and Idaho Power's reported financial condition. Idaho Power meets conditions under generally accepted accounting principles to reflect the impact of regulatory decisions in its financial statements and to defer certain costs as regulatory assets until those costs are collected in rates, and to defer some items as regulatory liabilities.  If recovery of these amounts ceases to be probable, if Idaho Power determines that it no longer meets the criteria for applying regulatory accounting, or if accounting rules change to no longer provide for regulatory assets and liabilities, Idaho Power could be required to eliminate some or all of those regulatory assets or liabilities.  Any of these circumstances could result in write-offs and have a material effect on IDACORP's and Idaho Power’s financial condition and results of operations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Idaho Power's properties consist of the physical assets necessary to support its utility operations, which include generation, transmission, and distribution facilities, as well as coal assets that support one of its coal-fired generation plants. In addition to these physical assets, Idaho Power has rights-of-way and water rights that enable it to use its facilities. Idaho Power’s system is comprised of 17 hydroelectric generating plants located in southern Idaho and eastern Oregon, three natural gas-fired plants in southern Idaho, and interests in three coal-fired steam electric generating plants located in Wyoming, Nevada, and Oregon.  As of December 31, 2015, the system also includes approximately 4,860 pole-miles of high-voltage transmission lines, 24 step-up transmission substations located at power plants, 24 transmission substations, 10 switching stations, 224 energized distribution substations (excluding mobile substations and dispatch centers), and approximately 27,092 pole-miles of distribution lines.

Idaho Power holds FERC licenses for all of its hydroelectric projects that are subject to federal licensing.  Relicensing of Idaho Power’s hydroelectric projects is discussed in Item 7 - MD&A – "Regulatory Matters – Relicensing of Hydroelectric Projects.” Idaho Power's hydroelectric projects and other owned and co-owned generating facilities and their nameplate capacities are included in the table below.

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

IDACORP's and Idaho Power's headquarters are located in Boise, Idaho. The corporate headquarters campus is comprised of approximately 306,000 square feet of owned office space. Excluding Idaho Power's power generation facilities and substations, Idaho Power owns an additional 907,000 square feet of office, warehouse, and industrial space to support its operations in Idaho and Oregon.

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

Through Idaho Energy Resources Co., Idaho Power owns a one-third interest in BCC and coal leases near the Jim Bridger generating plant in Wyoming from which coal is mined and supplied to the plant. Ida-West holds 50-percent interests in nine hydroelectric plants that have a total generating capacity of 45 MW.  These plants are located in Idaho and California.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

IDACORP’s common stock, without par value, is traded on the New York Stock Exchange (NYSE).  On February 12, 2016, there were 10,448 holders of record of IDACORP common stock and the closing stock price was $69.59 per share.  The outstanding shares of Idaho Power’s common stock, $2.50 par value, are held by IDACORP and are not traded.  IDACORP became the holding company of Idaho Power on October 1, 1998.

IDACORP and Idaho Power paid dividends of $97 million, $89 million, and $79 million in 2015, 2014, and 2013, respectively.
The amount and timing of dividends paid on IDACORP’s common stock are within the discretion of IDACORP’s board of directors, subject to other restrictions.  The board of directors reviews the dividend rate quarterly to determine its appropriateness in light of IDACORP’s current and long-term financial position and results of operations, capital requirements, rating agency requirements, contractual and regulatory restrictions, legislative and regulatory developments affecting the electric utility industry in general and Idaho Power in particular, competitive conditions, and any other factors the board of directors deems relevant.  The ability of IDACORP to pay dividends on its common stock is dependent upon dividends paid to it by its subsidiaries, primarily Idaho Power. The IDACORP board of directors has a dividend policy for IDACORP that provides for a target long-term dividend payout ratio of between 50 and 60 percent of sustainable IDACORP earnings, with the flexibility to achieve that payout ratio over time and to adjust the payout ratio or to deviate from the target payout ratio from time to time based on the various factors that drive the board of director's dividend decisions. IDACORP's 2015 calendar year payout ratio was 50 percent. Notwithstanding the dividend policy adopted by IDACORP's board of directors, the dividends IDACORP pays remain in the discretion of the board of directors who, when evaluating the dividend amount, will take into account the foregoing factors, among others.

IDACORP's and Idaho Power's payment of dividends is subject to a number of restrictions. For information relating to those restrictions, see Note 6 - “Common Stock” to the consolidated financial statements included in this report.

The following table shows the reported high and low sales price of IDACORP’s common stock and dividends paid for 2015 and 2014 as reported by the NYSE:

	2015			2014
Quarter	High	Low	Dividends paid per share	High	Low	Dividends paid per share
1st	$70.48	$59.21	$0.47	$56.65	$50.21	$0.43
2nd	64.22	55.40	0.47	57.86	52.91	0.43
3rd	64.94	55.96	0.47	58.79	51.70	0.43
4th	70.33	63.38	0.51	70.05	53.39	0.47

IDACORP did not repurchase any shares of its common stock during the fourth quarter of 2015.

Performance Graph

The graph below shows a comparison of the five-year cumulative total shareholder return for IDACORP common stock, the S&P 500 Index, and the Edison Electric Institute (EEI) Electric Utilities Index.  The data assumes that $100 was invested on December 31, 2010, with beginning-of-period weighting of the peer group indices (based on market capitalization) and monthly compounding of returns.

Source:  Bloomberg and EEI

	2010	2011	2012	2013	2014	2015
IDACORP	$100.00	$118.25	$124.96	$154.34	$203.17	$215.24
S&P 500	100.00	102.08	118.39	156.70	178.10	180.56
EEI Electric Utilities Index	100.00	119.99	122.49	138.42	178.44	171.48

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

ITEM 6.  SELECTED FINANCIAL DATA

IDACORP, Inc.
SUMMARY OF OPERATIONS
(thousands of dollars, except per share amounts and statistics)
	2015	2014	2013	2012	2011
Operating revenues	$1,270,289	$1,282,524	$1,246,214	$1,080,662	$1,026,756
Operating income	282,097	253,696	291,742	242,602	155,352
Net income attributable to IDACORP, Inc.	194,679	193,480	182,417	173,014	169,981
Diluted earnings per share	3.87	3.85	3.64	3.46	3.43
Dividends declared per share	1.92	1.76	1.57	1.37	1.20

Financial Condition:
Total assets (1)	$6,023,314	$5,701,037	$5,347,380	$5,274,147	$4,908,326
Long-term debt (including current portion) (1)	$1,726,474	$1,599,686	$1,599,139	$1,520,553	$1,471,621

Financial Statistics:
Times interest charges earned:
Before tax(2)	3.61	3.38	3.87	3.41	2.48
After tax(3)	3.12	3.19	3.06	3.02	3.00
Book value per share(4)	$40.88	$38.85	$36.84	$34.73	$32.76
Market-to-book ratio (5)	166%	170%	141%	125%	129%
Payout ratio (6)	50%	46%	43%	40%	35%
Return on year-end common equity (7)	9.5%	9.9%	9.9%	9.9%	10.4%

(1) Adjusted to reflect the adoption of ASU 2015-03. See Note 1 to the consolidated financial statements included in this report.
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
(5) The closing price of IDACORP stock on the last day of the year divided by the book value per share, which is described in footnote (4) above.
(6) Dividends paid per common share divided by diluted earnings per share.
(7) Net income attributable to IDACORP, Inc. divided by total equity, excluding non-controlling interests, at the end of the year.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in this report, the general financial condition and results of operations for IDACORP, Inc. and its subsidiaries (collectively, IDACORP) and Idaho Power Company and its subsidiary (collectively, Idaho Power) are discussed. While reading the MD&A, please refer to the accompanying consolidated financial statements of IDACORP and Idaho Power.  Also refer to "Cautionary Note Regarding Forward-Looking Statements" and Part I - Item 1A - "Risk Factors" in this report for important information regarding forward-looking statements made in this MD&A and elsewhere in this report.

In the MD&A, MWh and dollar amounts in tables, other than earnings per share, are in thousands unless otherwise indicated.

INTRODUCTION

IDACORP is a holding company formed in 1998 whose principal operating subsidiary is Idaho Power.  IDACORP’s common stock is listed and trades on the New York Stock Exchange under the trading symbol “IDA”. Idaho Power is an electric utility whose rates and other matters are regulated by the Idaho Public Utility Commission (IPUC), Public Utility Commission of Oregon (OPUC), and Federal Energy Regulatory Commission (FERC). Idaho Power generates revenues and cash flows primarily from the sale and distribution of electricity to customers in its Idaho and Oregon service territories, as well as from the wholesale sale and transmission of electricity.  Idaho Power experiences its highest retail energy sales during the summer irrigation and cooling season, with a lower peak in the winter that generally results from heating demand.  Idaho Power’s rates are established through regulatory proceedings that affect its ability to recover its costs and the potential to earn a return on its investment.

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

EXECUTIVE OVERVIEW

Management's Outlook

Idaho Power continues to see positive growth in its customer count and associated positive impacts on Idaho Power's revenue. To encourage responsible and sustainable growth, and as part of its planning for the future, Idaho Power actively participates in and supports state and local economic development initiatives. At the same time that Idaho Power pursues customer growth, it must also plan for that growth. Idaho Power's recently completed 2015 Integrated Resource Plan (IRP) assumed growth in customers for the next 20 years and seeks to plan for the infrastructure that will support the anticipated growth and allow Idaho Power to continue to provide reliable, fair-priced electric power to its customers. To that end, Idaho Power's noteworthy capital projects include the replacement of aging assets, upgrades to generation plants, a multi-year plan for replacement of underground conductor, ongoing system upgrades, and continued progress on permitting the Boardman-to-Hemingway and Gateway West 500-kV transmission lines. As of the date of this report, Idaho Power estimates total capital expenditures of nearly $1.5 billion over the next five years.

Idaho Power operates within what it believes to be a constructive regulatory framework, achieved through general rate cases, subject-specific rate filings, tariff riders, and cost recovery mechanisms that share risks and benefits with Idaho Power's customers. To further complement these efforts, Idaho Power has also been focusing on controlling power supply, operating, maintenance, and capital costs through process review and improvement initiatives, and by empowering employees to identify new means to reduce costs, increase efficiencies, and enhance individual and enterprise performance for the benefit of IDACORP's shareholders, Idaho Power's customers, and other stakeholders. As Idaho Power's base rates were most recently reset in a general rate case in 2012, during 2016 Idaho Power plans to evaluate the desirability of filing an application for a general rate change in Idaho or Oregon.

Separately, during 2015 IDACORP continued to make meaningful progress toward its target dividend payout ratio of between 50 and 60 percent of sustainable IDACORP earnings, which expanded on the progress made in prior years. From 2012 through

2015, IDACORP's board of directors approved a collective 70 percent increase in the quarterly dividend, from $0.30 to $0.51 per share.

2015 Accomplishments and 2016 Initiatives

IDACORP’s business strategy emphasizes Idaho Power as IDACORP’s core business. For the past several years, Idaho Power has been executing its three-part strategy of responsible planning, responsible development and protection of resources, and responsible energy use to ensure adequate energy supplies. This strategy is described in Part I, Item 1 - "Business" of this report. Examples of IDACORP's and Idaho Power's achievements and recognitions during 2015 under its three-part business strategy include:

•	achieved net income growth for an eighth consecutive year;

•	increased IDACORP's quarterly common stock dividend from $0.47 per share to $0.51 per share;

•	executed on business optimization initiatives, focusing on improving operations and controlling expenditures;

•	made continued progress toward the permitting of the Boardman-to-Hemingway and Gateway West 500-kV transmission projects;

•	achieved its goal to reduce average CO2 emissions intensity by 10 to 15 percent below 2005 emissions for the period from 2010 through 2015;

•	achieved the highest rolling 12-month customer relationship index score (Idaho Power's internal measure of customer satisfaction) ever recorded by the company; and

•	improved Idaho Power's ranking from 17 to 11 in the annual "40 Best Energy Companies" list published by Public Utilities Fortnightly.

For 2016, in addition to its specific infrastructure and regulatory projects noted above, IDACORP and Idaho Power have established a number of organizational initiatives, including the following:

•	make progress on three core focuses for 2016—improving Idaho Power's core business, growing revenues, and enhancing the brand and positioning the company for the future;

•	continue to enhance and promote Idaho Power’s safety culture;

•	grow financial strength by supporting business development in our service territory while actively managing costs;

•	continue progress toward IDACORP’s target dividend payout ratio;

•	pursue responsible investments that address customer growth while improving reliability, enhancing Idaho Power customers’ experience, increasing shareholder value, and managing carbon impacts; and

•	integrate new renewable generation resources into Idaho Power’s grid and explore intra-hour market opportunities to help achieve greater reliability and improve system dispatch.

Overview of General Factors and Trends Affecting Results of Operations and Financial Condition

IDACORP's and Idaho Power's results of operations and financial condition are affected by a number of factors, and the impact of those factors is discussed in more detail later in this MD&A. To provide context for the discussion elsewhere in this report, some of the more notable factors include the following:

•
Regulation of Rates and Cost Recovery:  The price that Idaho Power is authorized to charge for its electric and transmission service is a critical factor in determining IDACORP's and Idaho Power's results of operations and financial condition. Those rates are established by state regulatory commissions and the FERC, and are intended to allow Idaho Power an opportunity to recover its expenses and earn a reasonable return on investment. Because of the significant impact of ratemaking decisions, and in furtherance of its goal of advancing a purposeful regulatory strategy, Idaho Power has focused on timely recovery of its costs through filings with the company's regulators, working to put in place innovative regulatory mechanisms, and on the prudent management of expenses and investments. Idaho Power has a regulatory settlement stipulation in Idaho that remains in effect during 2016. That stipulation includes provisions for the accelerated amortization of certain tax credits to help achieve a minimum 9.5 percent return on year-end equity in the Idaho jurisdiction (Idaho ROE). Also during 2016, Idaho Power will continue to assess its need to file a general rate case to reset base rates.

•
Rate Base Growth and Infrastructure Investment: As noted above, the rates established by the IPUC and OPUC are determined so as to provide an opportunity for Idaho Power to recover authorized operating expenses and earn a reasonable return on “rate base.” Rate base is generally determined by reference to the original cost (net of accumulated depreciation) of utility plant in service, subject to various adjustments for deferred taxes and other items.

Over time, rate base is increased by additions to utility plant in service and reduced by depreciation and retirement of utility plant and write-offs as authorized by the IPUC and OPUC. In recent years, Idaho Power has been pursuing significant enhancements to its utility infrastructure, including major ongoing transmission projects such as the Boardman-to-Hemingway and Gateway West projects, in an effort to ensure an adequate supply of electricity, to provide service to new customers, and to maintain system reliability.  Idaho Power's existing hydroelectric and thermal generation facilities also require continuing upgrades and component replacement, and the company is undertaking a significant relicensing effort for the Hells Canyon Complex (HCC), its largest hydroelectric generation resource.  Idaho Power expects to include completed capital projects in its next general rate case or, in circumstances where appropriate, a single-issue rate case for individual projects with a significant capital cost. Depending on the outcome of the regulatory process and items such as the rate of return authorized by the IPUC and OPUC, this growth in rate base has the potential to increase Idaho Power's revenues and earnings.

•
Economic Conditions: Economic conditions impact consumer demand for electricity and revenues, collectability of accounts, the volume of off-system sales, and the need to construct and improve infrastructure, purchase power, and implement programs to meet customer load demands. In recent years, Idaho Power has seen growth in the number of customers in its service area—in 2015 its customer count grew by 1.8 percent, and employment in Idaho Power's service area grew by approximately 4.9 percent in 2015 based on Idaho Department of Labor preliminary December 2015 data. Idaho Power expects that the number of customers will continue to increase in the foreseeable future. To help encourage growth, Idaho Power has in recent years undertaken efforts to promote economic development and attract industrial and commercial customers to its service area.

•
Weather Conditions:  Weather and agricultural growing conditions have a significant impact on energy sales and the seasonality of those sales. Relatively low and high temperatures result in greater energy use for heating and cooling, respectively. During the agricultural growing season, which in large part occurs during the second and third quarters, irrigation customers use electricity to operate irrigation pumps, and weather conditions can impact the timing and degree of use of those pumps. Idaho Power also has tiered rates and seasonal rates, which contribute to increased revenues during higher-load periods, most notably during the third quarter of each year when overall customer demand is highest. Further, as Idaho Power's hydroelectric facilities comprise nearly one-half of Idaho Power's nameplate generation capacity, precipitation levels impact the mix of Idaho Power's generation resources. When hydroelectric generation is reduced, Idaho Power must rely on more expensive generation sources and purchased power. When favorable hydroelectric generating conditions exist for Idaho Power, they also may exist for other Pacific Northwest hydroelectric facility operators, lowering regional wholesale market prices and impacting the revenue Idaho Power receives from off-system sales of its excess power. Much of the adverse or favorable impact of this volatility is addressed through the Idaho and Oregon power cost adjustment (PCA) mechanisms.

•
Mitigation of Impact of Fuel and Purchased Power Expense:  In addition to hydroelectric generation, Idaho Power relies significantly on coal and natural gas to fuel its generation facilities and power purchases in the wholesale markets. Fuel costs are impacted by electricity sales volumes, the terms of contracts for fuel, Idaho Power's generation capacity, the availability of hydroelectric generation resources, transmission capacity, energy market prices, and Idaho Power's hedging program for managing fuel costs. Recently, low natural gas prices have made operation of Idaho Power's natural gas power plants more economical, resulting in increased operation of those plants and lessened operation of coal-fired plants. Purchased power costs are impacted by the terms of contracts for purchased power, the rate of expansion of alternative energy generation sources such as wind or solar energy, and wholesale energy market prices. Idaho Power is required by law to purchase power from some PURPA generation projects at a specified price regardless of the then-current load demand or wholesale energy market prices. This increases the likelihood that Idaho Power will at times be required to reduce output from its lower-cost hydroelectric and fossil fuel-fired generation resources and may be required to sell in the wholesale power market the power it purchases from PURPA projects at a significant loss, which results in increased customer rates. The Idaho and Oregon PCA mechanisms mitigate in large part the potential adverse impacts of fluctuations in power supply costs to Idaho Power, including all of the Idaho-jurisdiction PURPA power purchase costs.

•
Regulatory and Environmental Compliance Costs:  Idaho Power is subject to extensive federal and state laws, policies, and regulations, as well as regulatory actions and audits by agencies and quasi-governmental agencies, including the FERC and the North American Electric Reliability Corporation. Compliance with these requirements directly influences Idaho Power's operating environment and affects Idaho Power's operating costs. Environmental laws and regulations, in particular, may increase the cost of operating generation plants and constructing new facilities, require that Idaho Power install additional pollution control devices at existing generating plants, or require that Idaho Power cease operating certain generation plants. For instance, the Boardman coal-fired power plant, in which Idaho

Power owns a 10-percent interest, is scheduled to cease coal-fired operations by the end of 2020, a decision driven in large part by the substantial cost of environmental controls required by existing regulations. Idaho Power expects to spend a considerable amount on environmental compliance and controls in the next decade.

•
Water Management and Relicensing of the Hells Canyon Hydroelectric Project (HCC): Because of Idaho Power's reliance on stream flow in the Snake River and its tributaries, Idaho Power participates in numerous proceedings and venues that may affect its water rights, seeking to preserve the long-term availability of its rights for its hydroelectric projects. Also, Idaho Power is involved in renewing its long-term federal license for the HCC, its largest hydroelectric generation source. Given the number of parties and issues involved, Idaho Power's relicensing costs have been and will continue to be substantial. Idaho Power cannot currently determine the terms of, and costs associated with, any resulting long-term license.

Summary of 2015 Financial Results

The following is a summary of Idaho Power's net income, net income attributable to IDACORP, and IDACORP's earnings per diluted share for the years ended December 31, 2015, 2014, and 2013 (in thousands, except earnings per share amounts):

	Year Ended December 31,
	2015	2014	2013
Idaho Power net income	$190,983	$189,387	$176,741
Net income attributable to IDACORP, Inc.	$194,679	$193,480	$182,417
Average outstanding shares – diluted (000’s)	50,292	50,199	50,126
IDACORP, Inc. earnings per diluted share	$3.87	$3.85	$3.64

The table below provides a reconciliation of net income attributable to IDACORP, Inc. for year ended December 31, 2015 to the year ended December 31, 2014 (items are in millions and are before tax unless otherwise noted):

Net income attributable to IDACORP, Inc. - December 31, 2014		$193.5
Change in Idaho Power net income:
Customer growth, net of associated power supply costs	10.3
Usage per customer, net of associated power supply costs	(6.7)
Change in FCA revenues due to sales volumes and mechanism change	12.7
Depreciation expense and property taxes	(6.2)
Rent from electric property, wheeling and other revenue	3.0
Other operating and maintenance expenses	(4.2)
Change in Idaho Power operating income prior to sharing mechanisms	8.9
Change in operating income as a result of sharing mechanisms	21.5
Change in Idaho Power operating income	30.4
Non-operating income and expenses	(0.4)
Change in income tax benefit related to first mortgage bond redemption costs	7.2
Change in income tax expense due to cumulative impact of tax method change recorded in 2014	(24.5)
Other change in income tax expense	(11.1)
Total increase in Idaho Power net income		1.6
Other changes (net of tax)		(0.4)
Net income attributable to IDACORP, Inc. - December 31, 2015		$194.7

IDACORP's 2015 net income was nearly equivalent to its 2014 net income. However, there were several notable differences in the drivers of each year's results. Idaho Power's operating income, excluding the impact of the sharing mechanisms under Idaho regulatory settlement stipulations, increased $8.9 million for 2015 compared with 2014. Increased sales volumes associated with continued growth in the number of Idaho Power customers increased operating income by $10.3 million, though this was partially offset by a $6.7 million decrease from reduced overall usage per customer. Increases in depreciation and property taxes, and other operating and maintenance expenses (which include labor-related expenses), combined to decrease operating income by $10.4 million in 2015 when compared with 2014. Modifications were made to Idaho Power's FCA mechanism for 2015 to track fluctuations in residential and small commercial sales associated with actual weather conditions, as opposed to normalized weather conditions under the 2014 FCA mechanism. The FCA mechanism modification, combined with lower sales per customer, provided a $12.7 million benefit to operating income in 2015 compared with 2014.

Additionally, two income tax matters had a significant impact on the comparative results. Income taxes in 2015 reflect a $7.2 million flow-through impact of a tax deductible make-whole premium Idaho Power paid upon early redemption of long-term debt during 2015. Income tax expense in 2014 included a $24.5 million benefit from the cumulative effect of a tax method change made in that year.

Further, during 2015 Idaho Power recorded a total of $3.2 million as a provision against current revenue related to an October 2014 Idaho regulatory settlement stipulation that requires sharing with Idaho customers of a portion of 2015 earnings when Idaho Power's Idaho ROE exceeds 10.0 percent. By contrast, during 2014 under a prior, yet similar, Idaho regulatory settlement stipulation, Idaho Power recorded $24.7 million for sharing with Idaho customers. Of that amount, $16.7 million was recorded as additional pension expense and $8.0 million was recorded as a provision against current revenues to be refunded to customers through a future rate reduction. From 2011 to 2015, Idaho Power has shared over $120 million with customers through settlement stipulations.

RESULTS OF OPERATIONS

This section of the MD&A takes a closer look at the significant factors that affected IDACORP’s and Idaho Power’s earnings.  In this analysis, the results for 2015 are compared with 2014 and the results for 2014 are compared with 2013.

Utility Operations

The table below presents Idaho Power’s energy sales and supply (in thousands of MWh) for the last three years.

	Year Ended December 31,
	2015	2014	2013
General business sales	14,265	14,092	14,619
Off-system sales	1,254	2,220	1,683
Total energy sales	15,519	16,312	16,302
Hydroelectric generation	5,910	6,170	5,656
Coal generation	4,676	5,851	6,327
Natural gas and other generation	2,076	1,175	1,576
Total system generation	12,662	13,196	13,559
Purchased power	3,792	4,153	3,902
Line losses	(935)	(1,037)	(1,159)
Total energy supply	15,519	16,312	16,302

Sales Volume and Generation: In 2015, general business sales volume increased by 1 percent compared with the prior year, as the positive sales volume impact of customer growth exceeded reduced usage from moderate weather and energy efficiency measures. Off-system sales volume decreased by 44 percent in 2015 as decreases in output from hydroelectric generation resources reduced the amount of surplus power available for off-system sales. Also, more favorable wholesale market conditions in 2014 provided more opportunities for Idaho Power to operate its non-hydroelectric generation facilities for off-system sales during 2014 than in 2015.

Generation from Idaho Power's hydroelectric plants declined 4 percent in 2015 compared with 2014 due largely to below-average stream flows. The below-average hydroelectric generation during 2013 through 2015 resulted from relatively low snow pack and spring season run-off during the three-year period. At Idaho Power's thermal plants, coal-fired generation decreased while natural gas-fired generation increased, as low natural gas prices made natural gas-fired plants more economical to run in 2015 than in 2014.

The financial impacts of fluctuations in off-system sales, purchased power, fuel expense, and other power supply-related expenses are mitigated by the Idaho and Oregon PCA mechanisms, as further discussed later in this report.

General Business Revenues:  The table below presents Idaho Power’s general business revenues, MWh sales, and number of customers for the last three years.

	Year Ended December 31,
	2015	2014	2013
Revenue
Residential	$512,068	$500,195	$513,914
Commercial	306,178	299,462	281,009
Industrial	182,254	182,675	165,941
Irrigation	164,403	158,654	159,242
Total	1,164,903	1,140,986	1,120,106
Provision for sharing	(3,159)	(7,999)	(7,602)
Deferred revenue related to HCC relicensing AFUDC(1)	(10,706)	(10,706)	(10,776)
Total general business revenues	$1,151,038	$1,122,281	$1,101,728
Volume of Sales (MWh)
Residential	4,977	4,965	5,365
Commercial	4,045	3,944	3,975
Industrial	3,196	3,217	3,182
Irrigation	2,047	1,966	2,097
Total MWh sales	14,265	14,092	14,619
Number of customers at year-end
Residential	436,102	428,294	422,188
Commercial	68,352	67,522	66,734
Industrial	118	121	115
Irrigation	20,293	19,826	19,398
Total customers	524,865	515,763	508,435
(1) Idaho Power is collecting approximately $10.7 million annually in the Idaho jurisdiction for AFUDC on HCC construction work in progress, but is deferring revenue recognition of the amounts collected until the license is issued and the accumulated license costs are placed in service.

Changes in rates, changes in customer demand, and changes in FCA revenues are typically the primary causes of fluctuations in general business revenue from period to period.  See "Regulatory Matters" in this MD&A for a list of rate changes implemented over the last three years. The primary influences on changes in customer demand for electricity are weather, economic conditions, and energy efficiency.  Extreme temperatures increase sales to customers who use electricity for cooling and heating, while moderate temperatures decrease sales.  Precipitation levels and the timing of precipitation during the agricultural growing season also affect sales to customers who use electricity to operate irrigation pumps. For purposes of illustration and comparison, Boise, Idaho weather-related information for the last three years is presented in the table that follows.

	Year Ended December 31,
	2015	2014	2013	Normal
Heating degree-days(1)	4,694	4,976	6,032	5,556
Cooling degree-days(1)	1,280	1,129	1,320	942
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

Idaho Power's rate structure provides for higher rates during the summer when system loads are at their highest, and includes tiers such that rates increase as a customer's consumption level increases. These seasonal and tiered rate structures contribute to seasonal fluctuations in revenues and earnings.

General Business Revenues - 2015 Compared with 2014: General business revenue increased $28.8 million in 2015 compared with 2014.  The factors affecting general business revenues included the following:

•
Rates.  Two rate changes impacted general business revenue—an Idaho PCA rate increase effective June 1, 2014, and an Idaho PCA rate decrease effective June 1, 2015, both described in Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report. Overall, rate changes combined to decrease general business revenue by $2.2 million in 2015.

•
Usage.  Lower usage per customer in 2015, primarily driven by the impact of more moderate winter weather on residential customer usage, as well as energy efficiency, decreased general business revenue by $0.7 million. Residential usage per customer was 1.4 percent lower in 2015.

•	Customers. Customer growth increased general business revenue by $14.1 million. Customer growth from 2014 to 2015 was 1.8 percent.

•
Sharing. General business revenue was impacted by Idaho Power's revenue sharing mechanism. This mechanism is associated with Idaho regulatory settlement agreements that provide for the sharing with customers of a portion of Idaho-jurisdiction earnings exceeding a 10.0 percent Idaho ROE. The impact of this mechanism is partially recorded as a reduction to general business revenue. Reductions of $3.2 million and $8.0 million were recorded in 2015 and 2014, respectively, resulting in a net increase to general business revenue of $4.8 million in 2015.

•
FCA Revenue. FCA mechanism revenues increased $12.7 million compared with 2014, including the impacts of weather and of modifications made to the mechanism by the IPUC effective January 1, 2015. The modifications to the FCA mechanism are described in more detail in "Regulatory Matters" in this MD&A and in Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report.

General Business Revenues - 2014 Compared with 2013: General business revenue increased $20.6 million in 2014 compared with 2013.  The factors affecting general business revenues included the following:

•
Rates.  Rate changes, primarily associated with increased power supply costs, combined to increase general business revenue by $64.8 million. The revenue impact of the rate changes was partially offset by associated changes in operating expenses—Idaho PCA amortization expense increased $42.8 million in 2014 due to the change in the corresponding Idaho PCA true-up rates.

•
Usage.  Lower usage per customer, primarily driven by the impact of more moderate weather during 2014 on residential customer usage, as well as energy efficiency, decreased general business revenue by $55.7 million. Residential usage per customer was 9.1 percent lower in 2014.

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

Off-System Sales:  Off-system sales consist primarily of long-term sales contracts and opportunity sales of surplus system energy.  The following table presents Idaho Power’s off-system sales for the last three years:

	Year Ended December 31,
	2015	2014	2013
Revenue	$30,887	$77,165	$54,473
MWh sold	1,254	2,220	1,683
Revenue per MWh	$24.63	$34.76	$32.37

Off-System Sales - 2015 Compared with 2014: Off-system sales revenue decreased by $46.3 million, or 60 percent, in 2015. Off-system sales volumes decreased 44 percent, as 2014 sales benefited from more favorable market conditions, at times, for selling power off-system. The average price of off-system sales transactions in 2015 was 29 percent lower than 2014, indicative of generally lower market prices in 2015. Decreases in output from hydroelectric resources and an increase in overall load due to customer growth also reduced the amount of surplus power available for sale off-system during 2015.

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

Other Revenues:  The table below presents the components of other revenues for the last three years:

	Year Ended December 31,
	2015	2014	2013
Transmission services and other	$55,048	$52,051	$51,260
Energy efficiency	30,532	27,154	35,637
Total other revenues	$85,580	$79,205	$86,897

Other Revenues - 2015 Compared with 2014: Other revenues increased $6.4 million, or 8 percent, in 2015. The increases in 2015 were primarily the result of increased electricity transmission (wheeling) volumes and greater customer participation in energy efficiency programs. Most energy efficiency activities are funded through a rider mechanism on customer bills.  Energy efficiency program expenditures funded through the rider are reported as an operating expense with an equal amount of revenues recorded in other revenues, resulting in no net impact on earnings.

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

Purchased Power: The table below presents Idaho Power’s purchased power expenses and volumes for the last three years.

	Year Ended December 31,
	2015	2014	2013
Expense
PURPA contracts	$131,340	$144,617	$131,338
Other purchased power (including wheeling)	88,430	92,071	85,038
Demand response incentive payments	6,701	7,940	4,203
Total purchased power expense	$226,471	$244,628	$220,579
MWh purchased
PURPA contracts	2,008	2,286	2,127
Other purchased power	1,784	1,867	1,775
Total MWh purchased	3,792	4,153	3,902
Cost per MWh from PURPA contracts	$65.41	$63.26	$61.75
Cost per MWh from other purchased power	$49.57	$49.31	$47.91
Weighted average - all sources (excluding demand response incentive payments)	$57.96	$56.99	$55.45

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

Purchased Power - 2015 Compared with 2014: Purchased power expense decreased $18.2 million, or 7 percent, in 2015. The decrease was due primarily to reduced volumes purchased from both PURPA and non-PURPA sources. Volume decreases were partially offset by increases in average prices.

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

Fuel Expense:  The table below presents Idaho Power’s fuel expenses and thermal generation for the last three years.

	Year Ended December 31,
	2015	2014	2013
Expense
Coal (1)	$131,286	$156,172	$160,277
Natural gas and other thermal	54,945	45,069	54,205
Total fuel expense	$186,231	$201,241	$214,482
MWh generated
Coal (1)	4,676	5,851	6,327
Natural gas and other thermal	2,076	1,175	1,576
Total MWh generated	6,752	7,026	7,903
Cost per MWh - Coal	$28.08	$26.69	$25.33
Cost per MWh - Natural gas and other thermal	26.47	38.36	34.39
Weighted average, all sources	$27.58	$28.64	$27.14
(1) 2015 excludes 147 MWh of generation from the Jim Bridger power plant for which costs were capitalized during feasibility testing of capital projects under contemplation.

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

Fuel Expense - 2015 Compared with 2014: In 2015, fuel expense decreased $15.0 million, or 7 percent, compared with 2014, due principally to decreased output from coal-fired steam plants during 2015 combined with lower regional natural gas prices for fuel used at the natural gas-fired steam plants. Overall generation decreased 4 percent due to lower system loads and lower wholesale energy prices. The expense per MWh for natural gas decreased approximately 30 percent in 2015 compared to 2014. These lower natural gas prices led to a shift of generation from coal-fired steam plants to natural gas-fired steam plants.

Fuel Expense - 2014 Compared with 2013: In 2014, fuel expense decreased $13.2 million, or 6 percent, compared with 2013, due principally to decreased output from the natural gas-fired steam plants during 2014, resulting from lower system load demands and increased generation provided by facilities under PURPA contracts. The coal-fired steam plants were also operated less in 2014 when compared with 2013, as higher hydroelectric generation enabled lower utilization of the coal-fired steam plants to serve system load requirements. Partially offsetting these decreases were higher commodity costs when compared with 2013.

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

	Year Ended December 31,
	2015	2014	2013
Idaho power supply cost deferrals	$(35,802)	$(48,104)	$(67,127)
Amortization of prior year authorized balances	52,568	70,339	27,590
Total power cost adjustment expense	$16,766	$22,235	$(39,537)

The power supply deferrals represent the portion of the power supply cost fluctuations deferred under the PCA mechanisms. When actual power supply costs are higher than the amount forecasted in PCA rates most of the difference is deferred. The amortization of the prior year’s balances represents the offset to the amounts being collected or refunded in the current PCA year that were deferred or accrued in the prior PCA year (the true-up component of the PCA).

PCA Mechanisms - 2015 Compared with 2014: Actual net power supply cost deferrals decreased in 2015 relative to 2014, a change of $12.3 million—from $48.1 million to $35.8 million. Power supply costs collected through base rates increased on June 1, 2014, resulting in less costs needing to be recovered through the PCA mechanism since that time. The $52.6 million of amortization offsets the collection from customers of prior years' deferrals.

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

O&M - 2015 Compared with 2014: Other O&M expense decreased by $12.4 million in 2015 compared with 2014, a decrease of 3.5 percent, due to the following factors:

•
$16.7 million was recorded as additional pension expense in 2014 related to a December 2011 Idaho regulatory settlement agreement, which required sharing with Idaho customers of a portion of earnings in excess of a 10 percent Idaho ROE (thereby reducing customers' future pension obligations). There were no additional expenses related to the settlement agreement in 2015;

•	Excluding the additional 2014 pension expense, labor-related expenses increased $2.1 million, or 1.1 percent, in 2015 due to normal escalations in labor and benefits costs; and

•
Other O&M expenses increased $2.2 million, the most notable increase being hydroelectric generation expenses that were $2.0 million higher, primarily due to increased repair costs and purchased services.

O&M - 2014 Compared with 2013: Other O&M expense increased by $5.7 million in 2014 compared with 2013, an increase of less than two percent, primarily due to an increase of $4.6 million in labor-related expenses caused by normal escalations in labor and benefits costs.

Gain on Sale of Investments

In 2013, Idaho Power recognized an $11.6 million gain on the sale of marketable securities. These investments relate to the Rabbi trust designated to provide funding for Idaho Power's obligations under its Security Plan for Senior Management Employees. Gross proceeds from the sale were $25.7 million. No such sale occurred in 2015 or 2014.

Income Taxes

IDACORP's and Idaho Power's 2015 income tax expense increased $28.9 million and $28.7 million, respectively, when compared to 2014. The increase was primarily due to greater Idaho Power pre-tax earnings in 2015 and lower flow-through income tax benefits from discrete items. In 2014, Idaho Power recorded a $24.5 million income tax benefit related to the cumulative impact of tax accounting method changes for its capitalized repairs deduction. During 2015, Idaho Power recorded an income tax benefit of $7.2 million for the tax deduction related to the call premium Idaho Power paid on the early redemption of long-term debt.

Income tax expense in 2014 decreased significantly compared with 2013, principally as a result of the Idaho Power capitalized repair deduction method changes. For additional information relating to IDACORP's and Idaho Power's income taxes, including the availability of tax credit carryforwards, see Note 2 - “Income Taxes” to the consolidated financial statements included in this report.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Idaho Power has been pursuing significant enhancements to its utility infrastructure in an effort to ensure an adequate supply of electricity, to provide service to new customers, and to maintain system reliability.  Idaho Power's existing hydroelectric and thermal generation facilities also require continuing upgrades and component replacement.  Idaho Power's expenditures for property, plant and equipment, excluding AFUDC, were $284 million in 2015 and $265 million in 2014. Idaho Power expects these substantial capital expenditures to continue, with estimated total capital expenditures of nearly $1.5 billion over the period from 2016 through 2020.

Idaho Power funds its liquidity needs for capital expenditures through cash flows from operations, debt offerings, commercial paper markets, credit facilities, and capital contributions from IDACORP.  During 2015, Idaho Power has continued its efforts to optimize operations, control costs, and generate operating cash inflows to meet operating expenditures, contribute to capital expenditure requirements, and pay dividends to shareholders. Idaho Power periodically files for rate adjustments for recovery of operating costs and both the return of, and a return on, capital investments to provide the opportunity to align Idaho Power's earned returns with those allowed by regulators. During 2016, Idaho Power intends to evaluate the timing of filing of its next general rate case.

As of February 12, 2016, IDACORP's and Idaho Power's access to debt, equity, and credit arrangements included:

•	their respective $100 million and $300 million revolving credit facilities;

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

Based on planned capital expenditures and operating and maintenance expenses for 2016, the companies believe they will be able to meet capital requirements and fund corporate expenses during 2016 with a combination of existing cash and operating cash flows generated by Idaho Power's utility business. IDACORP and Idaho Power believe they could meet any short-term cash shortfall with existing credit facilities and expect to continue to manage short-term liquidity through commercial paper markets.

IDACORP and Idaho Power monitor capital markets with a view toward opportunistic debt and equity transactions, taking into account current and potential future long-term needs. As a result, IDACORP may issue debt securities or may issue common stock under the existing continuous equity program, and Idaho Power may issue debt securities, if the companies believe terms available in the capital markets are favorable and that issuances would be financially prudent. Idaho Power also periodically analyzes whether partial or full early redemption of one or more existing outstanding series of first mortgage bonds is desirable, and in some cases may refinance indebtedness with new indebtedness issued with more favorable terms, including interest rates lower than the series being redeemed. To that end, on March 6, 2015, Idaho Power issued $250 million in principal amount of 3.65% first mortgage bonds, Series J, maturing on March 1, 2045. On April 23, 2015, Idaho Power redeemed, prior to maturity, its $120 million in principal amount of 6.025% first mortgage bonds, medium-term notes due July 2018. In accordance with the redemption provisions of the original terms of the notes, the redemption included payment by Idaho Power of a make-whole premium of $17.9 million. Idaho Power used a portion of the net proceeds of the March 2015 sale of first mortgage bonds, medium-term notes to effect the redemption. During 2016, Idaho Power may determine to redeem prior to maturity one or more other outstanding series of first mortgage bonds, depending on capital availability and market conditions.

IDACORP and Idaho Power seek to maintain capital structures of approximately 50 percent debt and 50 percent equity, and maintaining this ratio influences IDACORP's and Idaho Power's debt and equity issuance decisions. As of December 31, 2015, IDACORP's and Idaho Power's capital structures, as calculated for purposes of applicable debt covenants, were as follows:

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
IDACORP’s and Idaho Power’s operating cash inflows in 2015 were $353 million and $346 million, respectively, a decrease of $11 million for IDACORP and a slight increase for Idaho Power when compared with 2014.  Significant items that affected the companies' operating cash flows in 2015 relative to 2014 were as follows:

•
changes in regulatory assets and liabilities, mostly related to the relative amounts of power supply and fixed costs deferred and collected under the Idaho rate mechanisms, decreased operating cash inflows by $18 million;

•	Idaho Power made $39 million of cash contributions to its defined benefit pension plan in 2015, compared with $30 million of cash contributions during 2014.

•	changes in deferred taxes and in taxes accrued and receivable combined to increase cash flows by $34 million and $50 million at IDACORP and Idaho Power, respectively; and

•
comparative changes in working capital balances due primarily to timing—principally related to a smaller decrease in accounts receivable in 2015 compared to the decrease in accounts receivable in 2014. Changes in accounts receivable balances reduced operating cash flows $16 million and $18 million for IDACORP and Idaho Power, respectively.

IDACORP's and Idaho Power's operating cash inflows in 2014 were $364 million and $343 million, respectively, increases of $59 million and $53 million, respectively, compared with 2013. Significant items that affected the companies' operating cash flows in 2014 relative to 2013 included:

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

Investing Cash Flows

Investing activities consist primarily of capital expenditures related to new construction and improvements to Idaho Power’s generation, transmission, and distribution facilities. Idaho Power's construction expenditures, including AFUDC, were $294 million, $274 million, and $247 million in 2015, 2014, and 2013, respectively. These capital expenditures were primarily for construction of utility infrastructure needed to address Idaho Power’s aging plant and equipment, customer growth, and environmental and regulatory compliance requirements. As discussed in "Capital Requirements" below, Idaho Power received $11 million in both 2015 and 2013 from Boardman-to-Hemingway project joint permitting participants relating to a portion of these construction expenditures. Additionally, Idaho Power's investments in its Rabbi Trust designated to fund its non-qualified pension plan were $10 million, $8 million, and $7 million in 2015, 2014, and 2013, respectively. In 2015, Idaho Power used $30 million of Rabbi Trust assets to acquire company-owned life insurance.

Financing Cash Flows

Financing activities provide supplemental cash for both day-to-day operations and capital requirements as needed.  Idaho Power funds liquidity needs for capital investment, working capital, managing commodity price risk, and other financial commitments through cash flows from operations, debt offerings, commercial paper markets, credit facilities, and capital contributions from IDACORP.  IDACORP funds its cash requirements, such as payment of taxes, capital contributions to Idaho Power, and non-utility operating expenses through cash flows from operations, commercial paper markets, sales of common stock, and credit facilities. The following are significant items and transactions that affected financing cash flows in 2013, 2014, and 2015:

•	on April 8, 2013, Idaho Power issued $75 million in principal amount of 2.50% first mortgage bonds due 2023 and $75 million in principal amount of 4.00% first mortgage bonds due 2043;

•	on October 1, 2013 Idaho Power repaid at maturity $70 million of its 4.25% first mortgage bonds;

•	on March 6, 2015, Idaho Power issued $250 million in principal amount of 3.65% first mortgage bonds, Series J, maturing on March 1, 2045;

•	on April 23, 2015, Idaho Power redeemed, prior to maturity, its $120 million in principal amount of 6.025% first mortgage bonds, medium-term notes due July 2018;

•	IDACORP and Idaho Power paid dividends of approximately $97 million, $88 million, and $79 million in 2015, 2014, and 2013, respectively; and

•	IDACORP's net change in commercial paper borrowings were reductions of $11 million and $23 million and $15 million in 2015, 2014, and 2013 respectively .

Financing Programs and Available Liquidity

IDACORP Equity Programs: On July 12, 2013, IDACORP entered into a Sales Agency Agreement with BNY Mellon Capital Markets, LLC (BNYMCM), under which IDACORP may offer and sell up to 3 million shares of its common stock from time to time through BNYMCM as IDACORP's agent. IDACORP has no obligation to sell any minimum number of shares under the Sales Agency Agreement. As of the date of this report, 3 million shares of IDACORP common stock remain available for sale under the Sales Agency Agreement with BNYMCM. As of the date of this report, IDACORP does not expect to issue any shares of its common stock under the Sales Agency Agreement prior to its expiration in July 2016.

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

The Indenture limits the amount of first mortgage bonds at any one time outstanding to $2.0 billion, and as a result the maximum amount of first mortgage bonds Idaho Power could issue as of December 31, 2015 was limited to approximately $279 million. Idaho Power may increase the $2.0 billion limit on the maximum amount of first mortgage bonds outstanding by filing a supplemental indenture with the trustee as provided in the Indenture of Mortgage and Deed of Trust. Separately, the Indenture also limits the amount of additional first mortgage bonds that Idaho Power may issue to the sum of (a) the principal amount of retired first mortgage bonds and (b) 60 percent of total unfunded property additions, as defined in the Indenture. As of December 31, 2015, Idaho Power could issue approximately $1.5 billion of additional first mortgage bonds based on retired first mortgage bonds and total unfunded property additions.

Refer to Note 4 - “Long-Term Debt” to the consolidated financial statements included in this report for more information regarding long-term financing arrangements.

IDACORP and Idaho Power Credit Facilities: In November 2015, IDACORP and Idaho Power entered into Credit Agreements for $100 million and $300 million credit facilities, respectively. These facilities replaced IDACORP's and Idaho Power's existing Second Amended and Restated Credit Agreements, dated October 26, 2011, as amended. Each of the credit facilities may be used for general corporate purposes and commercial paper back-up. IDACORP's facility permits borrowings under a revolving line of credit of up to $100 million at any one time outstanding, including swingline loans not to exceed $10 million at any time and letters of credit not to exceed $50 million at any time. IDACORP's facility may be increased, subject to specified conditions, to $150 million. Idaho Power's facility permits borrowings through the issuance of loans and standby letters of credit of up to $300 million at any one time outstanding, including swingline loans not to exceed $30 million at any one time and letters of credit not to exceed $100 million at any time. Idaho Power's facility may be increased, subject to specified conditions, to $450 million. The interest rates for any borrowings under the facilities are based on either (1) a floating rate that is equal to the highest of the prime rate, federal funds rate plus 0.5 percent, or LIBOR rate plus 1.0 percent, or (2) the LIBOR rate, plus, in each case, an applicable margin, provided that the federal funds rate and LIBOR rate will not be less than zero percent. The applicable margin is based on IDACORP's or Idaho Power's, as applicable, senior unsecured long-term indebtedness credit rating, as set forth on a schedule to the credit agreements. The companies also pay a facility fee based on the respective company's credit rating for senior unsecured long-term debt securities. The credit facilities terminate on November 6, 2020, though IDACORP and Idaho Power may request up to two one-year extensions of the credit agreements, subject to certain conditions.

Each facility contains a covenant requiring each company to maintain a leverage ratio of consolidated indebtedness to consolidated total capitalization equal to or less than 65 percent as of the end of each fiscal quarter. In determining the leverage ratio, “consolidated indebtedness” broadly includes all indebtedness of the respective borrower and its subsidiaries, including, in some instances, indebtedness evidenced by certain hybrid securities (as defined in the credit agreement). “Consolidated total capitalization” is calculated as the sum of all consolidated indebtedness, consolidated stockholders' equity of the borrower and its subsidiaries, and the aggregate value of outstanding hybrid securities. At December 31, 2015, the leverage ratios for IDACORP and Idaho Power were 46 percent and 48 percent, respectively. IDACORP's and Idaho Power's ability to utilize the credit facilities is conditioned upon their continued compliance with the leverage ratio covenants included in the credit facilities. There are additional covenants, subject to exceptions, that prohibit certain mergers, acquisitions, and investments, restrict the creation of certain liens, and prohibit entering into any agreements restricting dividend payments from any material subsidiary. At December 31, 2015, IDACORP and Idaho Power believe they were in compliance with all facility covenants. Further, IDACORP and Idaho Power do not believe they will be in violation or breach of their respective debt covenants during 2016.

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

Available Short-Term Borrowing Liquidity

The following table outlines available short-term borrowing liquidity as of the dates specified:

	December 31, 2015		December 31, 2014
	IDACORP(2)	Idaho Power	IDACORP(2)	Idaho Power
Revolving credit facility	$100,000	$300,000	$125,000	$300,000
Commercial paper outstanding	(20,000)	—	(31,300)	—
Identified for other use(1)	—	(24,245)	—	(24,245)
Net balance available	$80,000	$275,755	$93,700	$275,755
(1) Port of Morrow and American Falls bonds that Idaho Power could be required to purchase prior to maturity under the optional or mandatory purchase provisions of the bonds, if the remarketing agent for the bonds were unable to sell the bonds to third parties.

(2) Holding company only.

At February 12, 2016, IDACORP had no loans outstanding under its credit facility and $17.5 million of commercial paper outstanding, and Idaho Power had no loans outstanding under its credit facility and no commercial paper outstanding. The table below presents additional information about short-term commercial paper borrowing during the years ended December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
	IDACORP(1)	Idaho Power	IDACORP(1)	Idaho Power
Commercial paper:
Year end:
Amount outstanding	$20,000	$—	$31,300	$—
Weighted average interest rate	0.88%	—%	0.43%	—%
Daily average amount outstanding during the year	$22,054	$—	$37,786	$—
Weighted average interest rate during the year	0.53%	—%	0.32%	—%
Maximum month-end balance	$43,400	$—	$47,300	$—
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

	IDACORP	Idaho Power
Moody's Investors Service:
Rating Outlook	Stable	Stable
Long-Term Issuer Rating	Baa1	A3
First Mortgage Bonds	None	A1
Senior Secured Debt	None	A1
Commercial Paper	P-2	P-2
Tax-Exempt Debt	None	A3/VMIG-2
Standard & Poor's Rating Services:
Corporate Credit Rating	BBB	BBB
Rating Outlook	Stable	Stable
Short-Term Rating	A-2	A-2

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

Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties.  As of December 31, 2015, Idaho Power had posted $0.9 million of performance assurance collateral.  Should Idaho Power experience a reduction in its credit rating on its unsecured debt to below investment grade Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral, and counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions.  Based upon Idaho Power’s current energy and fuel portfolio and market conditions as of December 31, 2015, the amount of additional collateral that could be requested upon a downgrade to below investment grade is approximately $11.6 million.  To minimize capital requirements, Idaho Power actively monitors its portfolio exposure and the potential exposure to additional requests for performance assurance collateral through sensitivity analysis.

Capital Requirements

Idaho Power's construction expenditures, excluding AFUDC, were $284 million during the year ended December 31, 2015.  The table below presents Idaho Power's estimated cash requirements for construction, excluding AFUDC, for 2016 through 2020 (in millions of dollars). However, given the uncertainty associated with the timing of infrastructure projects and associated expenditures, actual expenditures and their timing could deviate substantially from those set forth in the table.

	2016	2017	2018-2020
Ongoing capital expenditures (excluding item listed below in this table)	$280-285	$275-285	820-870
Jim Bridger plant selective catalytic reduction equipment (discussed below)	20-25	0	40-50
Total (excluding AFUDC)	$300-310	275-285	860-920

Major Infrastructure Projects: Idaho Power is engaged in the development of a number of significant projects and has entered into arrangements with third parties for joint development of infrastructure projects. The most notable projects are described below.

Jim Bridger Plant Selective Catalytic Reduction Equipment: Idaho Power and the plant co-owners are installing selective catalytic reduction (SCR) equipment to reduce nitrogen oxide (NOx) emissions at the Jim Bridger power plant, in order to comply with regional haze rules. The regional haze rules provide for installation of SCR on unit 3 and unit 4. The rules provide for an equivalent technology for NOx reductions on unit 2 by 2021 and unit 1 by 2022. Idaho Power estimates that the total cost for Idaho Power's share of the upgrades on units 3 and 4 is approximately $105 million, excluding AFUDC. As of December 31, 2015, Idaho Power had expended $83 million, excluding AFUDC, on SCR installation at units 3 and 4. The unit 3 SCR has been installed and was operating as of November 30, 2015. As of the date of this report, the unit 4 project remains on schedule and Idaho Power expects the total project cost to be at or below the originally estimated amount.

Boardman-to-Hemingway Transmission Line: The Boardman-to-Hemingway line, a proposed 300-mile, 500-kV transmission project between a station near Boardman, Oregon and the Hemingway station near Boise, Idaho, would provide transmission service to meet future resource needs. The Boardman-to-Hemingway line was included in the preferred resource portfolio in Idaho Power’s 2015 IRP. In January 2012, Idaho Power entered into a joint funding agreement with PacifiCorp and the Bonneville Power Administration (BPA) to pursue permitting of the project. The joint funding agreement provides that Idaho Power's interest in the permitting phase of the project would be approximately 21 percent, and that during future negotiations relating to construction of the transmission line Idaho Power would seek to retain that percentage interest in the completed project. Assuming both other participants fund their full share of the total cost of the permitting phase of the project, Idaho Power's estimated share of the cost of the permitting phase of the project is approximately $40 million, including Idaho Power's AFUDC. Total cost estimates for the project are between $1.0 billion and $1.2 billion, including AFUDC for Idaho Power's share of the project. This cost estimate excludes the impacts of inflation and price changes of materials and labor resources that may occur following the date of the estimate. Idaho Power's share of the permitting phase of the project (excluding AFUDC) is included in the capital requirements table above. In December 2015, Idaho Power received an early payment of $11.4 million from a joint permitting participant. Construction costs beyond the permitting phase are not included in the table above.

Idaho Power has expended approximately $73 million on the Boardman-to-Hemingway project through December 31, 2015. Pursuant to the terms of the joint funding arrangements, approximately $35 million of that amount has been received by Idaho Power as reimbursement from the project participants as of December 31, 2015. Approximately $15 million more must be reimbursed to Idaho Power in the future by the project participants for expenses Idaho Power incurred, for a total amount reimbursable by joint permitting participants of $49 million. In addition to the $49 million amount, $5 million is subject to reimbursement at a later date from the joint permitting participants, assuming their continued participation in the project, for expenses Idaho Power incurred prior to execution of the joint funding arrangements. Idaho Power plans to seek recovery of its share of project costs through the regulatory process.

The permitting phase of the Boardman-to-Hemingway project is subject to review and approval by the U.S. Bureau of Land Management (BLM) as the lead federal agency on behalf of other federal agencies, the U.S. Forest Service, and the Oregon Department of Energy. The BLM issued a draft environmental impact statement (EIS) for the project in December 2014, and as of the date of this report Idaho Power expects the BLM to issue a final EIS during 2016 and a record of decision in late 2016 or early 2017. In the separate Oregon state permitting process, Idaho Power submitted a preliminary application for a site certificate in February 2013 and intends to finalize the amended preliminary application in 2016. Idaho Power is unable to determine an in-service date for the line but, given the status of ongoing permitting activities, expects the in-service date would be in 2022 or beyond.

Gateway West Transmission Line: Idaho Power and PacifiCorp are pursuing the joint development of the Gateway West project, a 500-kV transmission project between a station located near Douglas, Wyoming and the Hemingway station. In January 2012, Idaho Power and PacifiCorp entered a joint funding agreement for permitting of the project. Idaho Power's estimated cost for the permitting phase of the Gateway West project is approximately $64 million, including AFUDC. Idaho Power has expended approximately $29 million on the permitting phase of the project through December 31, 2015. As of the date of this report, Idaho Power estimates the total cost for its share of the project (including both permitting and construction) to be between $200 million and $400 million, including AFUDC. Idaho Power's share of the permitting phase of the project (excluding AFUDC) is included in the capital requirements table above. Construction costs beyond the permitting phase are not included in the table above.

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

Hells Canyon Complex Relicensing: The HCC, located on the Snake River where it forms the border between Idaho and Oregon, provides approximately 68 percent of Idaho Power's hydroelectric generating nameplate capacity and 32 percent of its total generating nameplate capacity. Idaho Power has been engaged in the process of obtaining from the FERC a new long-term license for the HCC. As noted in "Regulatory Matters" in this MD&A, the past and anticipated future costs associated with obtaining a new long-term license for the HCC are significant. Idaho Power expects that the annual capital expenditures and operating and maintenance expenses associated with compliance with the terms and conditions of the long-term license could also be substantial, but the company is currently unable to estimate those costs in light of the uncertainty surrounding the ultimate terms and conditions that may be included in the license. Idaho Power intends to seek recovery of those relicensing and compliance costs in rates through the regulatory process.

Shoshone Falls Plant Expansion: The Shoshone Falls plant expansion project was included in Idaho Power's 2013 IRP and, as originally planned, was to consist of constructing a new powerhouse, intake structure, penstock, and substation and installing a new turbine to increase the nameplate generation capacity of the plant from 12.5 MW to 61.5 MW. However, following additional analysis of the costs and potential benefits of the expansion, Idaho Power's 2015 IRP includes in the near-term action plan a modified project that would result in a significantly smaller increase in nameplate generation capacity at the facility, in a range of 1.7 MW to 4 MW, with a potential on-line date as early as 2019. Idaho Power is performing additional engineering and cost studies to determine the most suitable project that will optimize and improve the reliability of the facility. Following consultation with FERC staff, Idaho Power has concluded it can proceed with the modified expansion under the terms and conditions of the current operating license.

Completed Transmission System Transaction: To enhance the abilities of Idaho Power and PacifiCorp to serve their respective customers, in October 2014, Idaho Power and PacifiCorp executed a Joint Ownership and Operating Agreement (Joint Operating Agreement) applicable to certain transmission-related equipment to be exchanged by Idaho Power and PacifiCorp. The asset exchange was finalized on October 30, 2015, under the terms of a Joint Purchase and Sale Agreement dated October 24, 2014, between Idaho Power and PacifiCorp. Under the terms of the Joint Purchase and Sale Agreement each party agreed to transfer to the other transmission-related equipment with an estimated year-end 2014 net book value of approximately $43 million, subject to true-up as of the closing date. Additionally, the Joint Purchase and Sale Agreement terminated or amended a number of legacy long-term agreements related to the ownership and operation of transmission-related equipment and transmission services between Idaho Power and PacifiCorp. In 2014, Idaho Power collected approximately $8 million in transmission revenues under legacy long-term transmission agreements that were terminated in connection with the Joint Purchase and Sale Agreement. As a result of the transaction and termination of those long-term transmission agreements, an increase to Idaho Power's OATT rate will be phased-in over a two-year period, as discussed in "Regulatory Matters" in the MD&A.
Other Infrastructure Projects: Idaho Power continues to add to its system to accommodate for growth and to reinvest for reliability and general system improvement. These system enhancement projects involve significant capital expenditures. Examples of system enhancements over the period 2016 through 2020, and their estimated costs, include the following:

•	$50-$85 million per year for transmission-related projects other than the Boardman-to-Hemingway and Gateway West projects;

•	$30-$35 million per year for reconstruction of distribution lines;

•	$15-$20 million per year for replacement of underground distribution cables;

•	$25-$40 million per year for ongoing thermal plant improvement programs other than SCR equipment;

•	$25-$40 million per year for hydroelectric plant improvement programs;

•	$5-$10 million per year for reliability-related construction projects, such as wood pole crossarm replacements and feeder system improvement; and

•	$30-$45 million per year for general plant improvements, such as information technology, facilities, and fleet vehicles.

Approval of Long-Term Service Agreement for Natural Gas Plants: During 2015, Idaho Power executed a long-term service agreement for maintenance services at three of Idaho Power's natural gas plants, with a total estimated obligation of $82 million over the term of the agreement. In addition to the provision of maintenance services to Idaho Power, the agreement provided for Idaho Power's sale of approximately $22 million of capitalized spare parts to the service provider. Idaho Power expects that the arrangement will decrease the long-term costs of operating Idaho Power's natural gas plants. The agreement became effective in the fourth quarter of 2015, following receipt of an order on reconsideration from the IPUC approving accounting treatment acceptable to Idaho Power.

Environmental Regulation Costs: Idaho Power anticipates that it will incur significant expenditures for the installation of environmental controls at its coal-fired plants and for its hydroelectric relicensing efforts. The near-term cost estimates for environmental matters are summarized in Part I, Item 1 - "Business" of this report. The capital portion of these amounts is included in the Capital Requirements table above but does not include costs related to possible changes in current or new environmental laws or regulations and enforcement policies that may be enacted in response to issues such as climate change and emissions from coal-fired and gas-fired generation plants.

Long-Term Resource Planning: The IPUC and OPUC require that Idaho Power prepare biennially an Integrated Resource Plan (IRP). Idaho Power filed its most recent IRP in June 2015.  The IRP seeks to forecast Idaho Power's loads and resources for a 20-year period, analyzes potential supply-side and demand-side resource options, and identifies potential near-term and long-term actions. The 2015 IRP includes as near-term action items the continued permitting and planning for the Boardman-to-Hemingway transmission line and further investigation of the early retirement of the North Valmy power plant in collaboration with the plant's co-owner. The near-term action plan also includes a decrease in the size of the planned Shoshone Falls expansion described above, as well as commencement of an economic evaluation of environmental control retrofits for units 1 and 2 at the Jim Bridger power plant. Additional information on Idaho Power's IRP is included in Part I, Item 1 - "Business - Resource Planning" in this report.

Defined Benefit Pension Plan Contributions and Recovery

Idaho Power contributed $39 million, $30 million, and $30 million to its defined benefit pension plan in 2015, 2014, and 2013, respectively. Idaho Power estimates that it has no minimum contribution requirement for 2016, though it plans to contribute at least $20 million to the pension plan during 2016. Idaho Power may elect to contribute more than that amount based on long-term projections. Idaho Power's contributions are made in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions to mitigate the cost of being in an underfunded position. In 2016 and beyond, Idaho Power expects continuing significant contribution obligations under the pension plan. Refer to Note 11 - "Benefit Plans" to the consolidated financial statements included in this report and the section titled "Contractual Obligations" below in this MD&A for information relating to those obligations.

Idaho Power defers its Idaho-jurisdiction pension expense as a regulatory asset until recovered from Idaho customers.  As of December 31, 2015, Idaho Power's deferral balance associated with the Idaho jurisdiction was $82.5 million.  Deferred pension costs are expected to be amortized to expense to match the revenues received when contributions are recovered through rates.  Idaho Power only records a carrying charge on the unrecovered balance of cash contributions. The IPUC has authorized Idaho Power to recover and amortize $17.1 million of deferred pension costs annually, and has applied $68.1 million against the deferred amount under its Idaho sharing mechanisms. The primary impact of pension contributions is on timing of cash flows, as cost recovery lags behind the timing of contributions.

Contractual Obligations

The following table presents IDACORP’s and Idaho Power’s contractual cash obligations as of December 31, 2015, for the respective periods in which they are due:

	Payments Due by Period
	Total	2016	2017-2018	2019-2020	Thereafter
	(millions of dollars)
Long-term debt(1)	$1,747	$1	$1	$330	$1,415
Future interest payments(2)	1,417	83	165	153	1,016
Operating leases(3)	17	—	2	2	13
Purchase obligations:
Cogeneration and small power production(4)	4,736	199	475	469	3,593
Fuel supply agreements	251	60	59	18	114
Other(5)	263	62	52	36	113
Pension and postretirement benefit plans(6)	264	8	75	138	43
Other long-term liabilities	1	—	1	—	—
Total	$8,696	$413	$830	$1,146	$6,307
(1) For additional information, see Note 4 – “Long-Term Debt” to the consolidated financial statements included in this report.
(2) Future interest payments are calculated based on the assumption that all debt is outstanding until maturity.  For debt instruments with variable rates, interest is calculated for all future periods using the rates in effect at December 31, 2015.

(3) The operating leases include right-of-way easements. Approximately $1 million of the obligations included have contracts that do not specify terms related to expiration.  As these contracts are presumed to continue indefinitely, 10 years of information, estimated based on current contract terms, has been included in the table for presentation purposes.

(4) Subsequent to the end of 2015, as of February 5, 2016, three power purchase contracts with solar projects not yet online with a combined nameplate capacity of 25 MW had terminated. Termination of the agreements reduced Idaho Power's contractual payment obligations by approximately $74 million over the 20-year lives of the terminated contracts.

(5) Approximately $84 million of the amounts in other purchase obligations are contracts that do not specify terms related to expiration.  As these contracts are presumed to continue indefinitely, 10 years of information, estimated based on current contract terms, has been included in the table for presentation purposes. Other purchase obligations also includes Idaho Power's estimated proportionate funding obligation for goods and services under non-fuel purchase agreements at its jointly owned generation facilities. In some instances, Idaho Power is not a direct party to an underlying purchase agreement, but is obligated under the instruments governing the joint ventures to reimburse the co-owner for payments the co-owner makes pursuant to the purchase agreement. Those estimated amounts have been included in the table above.

(6) Idaho Power estimates pension contributions based on actuarial data. As of the date of this report, Idaho Power cannot estimate pension contributions beyond 2020 with any level of precision, and amounts through 2020 are estimates only and are subject to change. For more information on pension and postretirement plans, refer to Note 11 – "Benefit Plans" to the consolidated financial statements included in this report.

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

IDACORP has a dividend policy that provides for a target long-term dividend payout ratio of between 50 and 60 percent of sustainable IDACORP earnings, with the flexibility to achieve that payout ratio over time and to adjust the payout ratio or to deviate from the target payout ratio from time to time based on the various factors that drive IDACORP's board of directors' dividend decisions. Notwithstanding the dividend policy adopted by IDACORP's board of directors, the dividends IDACORP pays remain in the discretion of the board of directors who, when evaluating the dividend amount, will continue to take into account the factors above, among others. In September of 2013, 2014, and 2015, IDACORP's board of directors voted to increase the quarterly dividend to $0.43 per share, $0.47 per share, and $0.51 per share of IDACORP common stock, respectively. IDACORP's 2015 calendar year payout ratio was 50 percent.

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

Off-Balance Sheet Arrangements

Through a self-bonding mechanism, Idaho Power guarantees its portion of reclamation activities and obligations at BCC, of which IERCo owns a one-third interest. This guarantee, which is renewed annually with the Wyoming Department of Environmental Quality, was $73 million at December 31, 2015, representing IERCo's one-third share of BCC's total reclamation obligation of $218 million. BCC has a reclamation trust fund set aside specifically for the purpose of paying these reclamation costs. At December 31, 2015, the value of the reclamation trust fund totaled $70 million. During 2015, the reclamation trust fund distributed approximately $6 million for reclamation activity costs associated with the BCC surface mine. BCC periodically assesses the adequacy of the reclamation trust fund and its estimate of future reclamation costs. To ensure that the reclamation trust fund maintains adequate reserves, BCC has the ability to add a per-ton surcharge to coal sales. Starting in 2010, BCC began applying a nominal surcharge to coal sales in order to maintain adequate reserves in the reclamation trust fund. Because of the existence of the fund and the ability to apply a per-ton surcharge, the estimated fair value of this guarantee is minimal.

REGULATORY MATTERS

Introduction

Idaho Power's development of rate case plans takes into consideration short-term and long-term needs for rate relief and involves several factors that can affect the timing of rate filings. These factors include, among others, in-service dates of major capital investments, the timing of changes in major revenue and expense items, and customer growth rates. Idaho Power's most recent general rate cases in Idaho and Oregon were filed during 2011, and Idaho Power filed a large single-issue rate case for the Langley Gulch power plant in Idaho and Oregon in 2012. These significant rate cases resulted in the resetting of base rates in both Idaho and Oregon during 2012. Idaho Power also reset its base-rate power supply expenses in the Idaho jurisdiction for purposes of updating the collection of costs through retail rates in 2014, but without a resulting net increase in rates. Between general rate cases, Idaho Power relies upon power cost adjustment mechanisms, tariff riders, and other mechanisms to reduce regulatory lag, which refers to the period of time between making an investment or incurring an expense and recovering that investment or expense and earning a return.

Management's regulatory focus in recent years has been largely on regulatory settlement stipulations and the design of rate mechanisms. During 2016, Idaho Power plans to continue to assess its need to file and timing of a general rate case in its two retail jurisdictions, based on its consideration of the factors described above, among others.

Notable Retail Rate Changes in Idaho and Oregon

Included in the table that follows are notable regulatory developments during 2013, 2014, and 2015 that affected Idaho Power's results for the periods. Also refer to Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report for a description of regulatory mechanism and associated orders of the IPUC and OPUC, which should be read in conjunction with the discussion of regulatory matters in this MD&A.

Description	Effective Date	Estimated Annualized Revenue Impact (millions)(1)
2013 Idaho FCA(2)	6/1/2013	(1)
2013 Idaho PCA(2)(3)	6/1/2013	140
2013 Oregon APCU(2)	6/1/2013	3
2014 Idaho FCA(2)	6/1/2014	6
2014 Idaho PCA(2)(4)	6/1/2014	(88)
Transfer of power supply costs from the Idaho PCA mechanism to Idaho base rates(5)	6/1/2014	99
2015 Idaho FCA(2)	6/1/2015	2
2015 Idaho PCA(2)(6)	6/1/2015	(12)

(1) The annual amount collected in rates is typically not recovered on a linear basis (i.e., 1/12th per month), and is instead recovered in proportion to general business sales volumes.
(2) The rate changes for the Idaho PCA and FCA are applicable only for one-year periods. Similarly, a portion of the rate changes from the Oregon APCU are applicable only for one-year periods.
(3) 2013 PCA rates reflect $7 million of Idaho revenue-sharing related to 2012 financial results pursuant to an IPUC order issued in 2013 under regulatory settlement agreements approved in January 2010 and December 2011. The $140 million increase in PCA rates includes the reduction in the PCA mechanism component of the revenue sharing amount from $27 million for the 2012 PCA to $7 million for the 2013 PCA.

(4) 2014 PCA rates reflect (a) the application of $20 million of surplus Idaho energy efficiency rider funds, (b) $8 million of customer revenue sharing for the year 2013 under a regulatory settlement agreement approved in December 2011, and (c) a $99 million shift in base net power supply expenses from recovery via the PCA mechanism to recovery through base rates.

(5) See footnote (4) above. Approval of the transfer of collection of specified power supply costs from the Idaho PCA mechanism to Idaho base rates resulted in no net change in customer rates.
(6) 2015 PCA rates reflect the application of (a) a customer rate credit of $8.0 million for sharing of revenues with customers for the year 2014 under the terms of a December 2011 settlement stipulation, (b) a $1.5 million customer benefit relating to a change to the PCA methodology described below, and (c) $4.0 million of surplus Idaho energy efficiency rider funds.

Idaho and Oregon General Rate Cases and Base Rate Adjustments

Effective January 1, 2012, Idaho Power implemented new Idaho base rates resulting from the regulatory settlement of a general rate case filing Idaho Power made in 2011. In the general rate case, the IPUC issued an order approving a settlement stipulation that provided for an overall 7.86 percent authorized rate of return on an Idaho-jurisdiction rate base of approximately $2.36 billion. The settlement stipulation resulted in a $34.0 million overall increase in Idaho Power's annual Idaho-jurisdictional base rate revenues. Neither the IPUC's order nor the settlement stipulation specified an authorized rate of return on equity.

Effective March 1, 2012, Idaho Power implemented new Oregon base rates resulting from its receipt of an order from the OPUC approving a settlement stipulation in its general rate case proceedings that provided for a $1.8 million base rate revenue increase, a rate of return on equity of 9.9 percent, and an overall rate of return of 7.757 percent in the Oregon jurisdiction.

Idaho and Oregon base rates were subsequently adjusted again in 2012, in connection with Idaho Power's completion of the Langley Gulch power plant. In June 2012, the IPUC issued an order approving a $58.1 million increase in annual Idaho-jurisdiction base rate revenues, effective July 1, 2012, for inclusion of the investment and associated costs of the plant in rates. The order also provided for a $335.9 million increase in Idaho rate base. On September 20, 2012, the OPUC issued an order approving a $3.0 million increase in annual Oregon jurisdiction base rate revenues, effective October 1, 2012, for inclusion of the investment and associated costs of the plant in Oregon rates.

In March 2014, the IPUC issued an order approving Idaho Power's application requesting an increase of approximately $106 million in the normalized or "base level" net power supply expense on a total-system basis to be used to update base rates and in the determination of the PCA rate that became effective June 1, 2014. Approval of the order removed the Idaho-jurisdictional portion of those expenses (approximately $99 million) from collection via the Idaho PCA mechanism and instead results in collecting that portion through base rates.

Non-Base Rate Idaho Regulatory Settlement Stipulations

Settlement Stipulation for 2012 to 2014: In December 2011, the IPUC issued an order, separate from the then-pending Idaho general rate case proceeding, approving a settlement stipulation that allowed Idaho Power to, in certain circumstances, amortize additional ADITC if Idaho Power's actual Idaho ROE for 2012, 2013, or 2014 was less than 9.5 percent, to help achieve a 9.5 percent Idaho ROE for the applicable year. The more specific terms and conditions of the December 2011 Idaho settlement stipulation are described in Note 3 - "Regulatory Matters - Notable Idaho Regulatory Matters" to the consolidated financial statements included in this report. Under the December 2011 settlement stipulation, when Idaho Power's actual Idaho ROE for any of those years exceeded 10.0 percent, Idaho Power was required to share a portion of its Idaho-jurisdiction earnings with Idaho customers. As Idaho Power's 2012, 2013, and 2014 Idaho ROE exceeded 10.0 percent, Idaho Power did not amortize additional ADITC for those years, but instead shared earnings with customers. The amounts Idaho Power recorded for sharing for those years were as follows (in millions of dollars):

	2014	2013	2012
Additional pension expense funded through sharing	$16.7	$16.5	$14.6
Provision against current revenue as a result of sharing	8.0	7.6	7.2
Total	$24.7	$24.1	$21.8

Settlement Stipulation for 2015 to 2019: In October 2014, the IPUC issued an order approving an extension, with modifications, of the terms of the December 2011 settlement stipulation for the period from 2015 through 2019, or until the terms are otherwise modified or terminated by order of the IPUC or the full $45 million of additional ADITC contemplated by the settlement stipulation has been amortized. The more specific terms and conditions of the October 2014 settlement stipulation are described in Note 3 - "Regulatory Matters - Notable Idaho Regulatory Matters" to the consolidated financial statements included in this report. IDACORP and Idaho Power believe that the terms allowing amortization of additional ADITC in the October 2014 settlement stipulation provide the companies with a greater degree of earnings stability than would be possible without the terms of the stipulation in effect.

Idaho Power recorded no additional ADITC amortization and a $3.2 million provision against current revenue for sharing with customers for 2015, as its Idaho ROE for 2015 was above 10.0 percent. Accordingly, the full $45 million of additional ADITC remains available for future use under the terms of the settlement stipulation.

Modifications to Idaho Annual Rate Adjustment Mechanisms

PCA Mechanism: In July 2014, the IPUC opened a docket pursuant to which Idaho Power, the IPUC Staff, and other interested parties evaluated Idaho Power's application of the true-up component of the PCA mechanism. The July 2014 docket arose from a prior order of the IPUC, which noted that the IPUC Staff believed that Idaho Power's application of the true-up component introduced a line-loss bias that inflated the true-up revenue that Idaho Power collects under the PCA. In May 2015, the IPUC approved a settlement stipulation that modified the calculation of the true-up component of the PCA mechanism. The mechanics of the PCA mechanism and the terms of the PCA settlement stipulation are described in Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report.

FCA Mechanism:Also in July 2014, the IPUC opened a docket to allow Idaho Power, the IPUC Staff, and other interested parties to further evaluate the IPUC Staff's concerns regarding the application of the FCA. Concerns cited included the application of weather-normalization, the customer count methodology, the rate adjustment cap, cross-subsidization issues, and whether the FCA is in fact effectively removing Idaho Power's disincentive to aggressively pursue energy efficiency programs.

The FCA is designed to remove Idaho Power’s financial disincentive to invest in energy efficiency programs by separating (or decoupling) the recovery of fixed costs from the variable kilowatt-hour charge and linking it instead to a set amount per customer.  Stated generally, under the FCA Idaho Power charges residential and small commercial customers when it recovers less "actual fixed costs per customer" than the base level of fixed costs that the IPUC authorized for recovery through rates in the last general rate case, and Idaho Power credits those customers when its "actual fixed costs per customer" recovered exceed that base level of fixed costs. The FCA is adjusted each year to collect, or refund, the difference between the authorized fixed-cost recovery amount and the actual fixed costs recovered by Idaho Power during the year.

In years when actual sales per customer are higher than weather-normalized sales due to high summer or low winter temperatures, Idaho Power expects that the new FCA methodology will be less favorable to Idaho Power than the prior methodology. Conversely, Idaho Power expects that the new FCA methodology will be more favorable to Idaho Power in years when actual sales per customer are lower than weather normalized sales due to cooler summer or warmer winter temperatures. Implementation of the new methodology was retroactive to January 1, 2015, as contemplated by the settlement stipulation. For 2015, application of the new FCA methodology resulted in Idaho Power recording greater FCA revenues than would have been recorded for the year under the prior mechanism.

Deferred Net Power Supply Costs

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

Factors that have influenced significant PCA rate changes in recent years include year-to-year volatility in hydroelectric generation conditions, market energy prices and the volume of off-system sales, power purchase costs from renewable energy projects, and revenue sharing under Idaho regulatory settlement stipulations. From year to year, the factors that influence power supply costs can vary significantly, which can result in significant accruals and deferrals under the PCA mechanism. The PCA rate changes reflected in the table under the heading "Notable Retail Rate Changes in Idaho and Oregon" are illustrative of the volatility of net power supply costs and the impact on PCA rates.

As noted above under the heading "Idaho and Oregon General Rate Cases and Base Rate Adjustments," in light of the existence of permanent increases in power supply costs, in March 2014 the IPUC issued an order approving Idaho Power's application requesting recovery of a portion of its ongoing power supply costs through base rates rather than through the Idaho PCA mechanism.

The following table summarizes the change in deferred net power supply costs over the prior two years.

	Idaho	Oregon(1)	Total
Balance at December 31, 2013	$84,843	$6,611	$91,454
Current period net power supply costs deferred	48,104	—	48,104
Revenue sharing applied to deferred power supply costs	(7,624)	—	(7,624)
Energy efficiency rider funds applied to deferred power supply costs	(20,000)	—	(20,000)
Prior deferred costs amortized and recovered through rates	(48,489)	(2,210)	(50,699)
SO2 allowance and renewable energy certificate (REC) sales	(2,895)	(127)	(3,022)
Interest and other	573	403	976
Balance at December 31, 2014	54,512	4,677	59,189
Current period net power supply costs deferred	35,802	—	35,802
Revenue sharing applied to deferred power supply costs	(7,999)	—	(7,999)
Energy efficiency rider funds applied to deferred power supply costs	(4,000)	—	(4,000)
Prior deferred costs amortized and recovered through rates	(32,519)	(2,294)	(34,813)
SO2 allowance and renewable energy certificate (REC) sales	(1,575)	(70)	(1,645)
Interest and other	335	351	686
Balance at December 31, 2015	$44,556	$2,664	$47,220
(1) Oregon power supply cost deferrals are subject to a statute that specifically limits rate amortizations of deferred costs to six percent of gross Oregon revenue per year (approximately $3 million).  Deferrals are amortized sequentially.

Open Access Transmission Tariff Rate Proceedings

Idaho Power uses a formula rate for transmission service provided under its OATT. The transmission rates are updated annually based primarily on financial and operational data Idaho Power files with the FERC. In August 2015, Idaho Power filed with the FERC and publicly posted its final informational filing for its 2015 transmission rate, reflecting a transmission rate of $23.43 per kW-year, to be effective for the period from October 1, 2015 to September 30, 2016. Historic OATT rate information is included in Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report.

Leading up to the final informational filing, in a draft transmission rate posting Idaho Power made in June 2015, Idaho Power included in its draft OATT rate calculations the expected changes in demand associated with the then-pending transmission system transaction with PacifiCorp (described in "Liquidity and Capital Resources" in this MD&A), resulting in a draft rate of $33.23 per kW-year. The transmission system transaction terminated certain legacy transmission agreements and provided for new long-term point-to-point transmission service for PacifiCorp. In response to concerns from transmission customers, Idaho Power subsequently shifted its procedural approach for incorporating the impacts of the transmission system transaction on its OATT rate. Idaho Power's 2015 transmission rate of $23.43 per kW-year for the period from October 1, 2015 to September 30, 2016 does not include the impact of the transmission system transaction. In a July 2015 filing, Idaho Power requested clarification from the FERC as to when Idaho Power may fully incorporate the effects of the pending transmission system transaction in the formula used to determine its OATT rate. On November 19, 2015, the FERC issued an order requiring Idaho Power to reflect historic loads in the load denominator used in the transmission formula rate, resulting in an OATT rate increase that is phased-in over a two-year period rather than on an accelerated basis.

Relicensing of Hydroelectric Projects

Overview: Idaho Power, like other utilities that operate nonfederal hydroelectric projects on qualified waterways, obtains licenses for its hydroelectric projects from the FERC.  These licenses have a term of 30 to 50 years depending on the size, complexity, and cost of the project.  The expiration dates for the FERC licenses for each of the facilities are included in Part I - Item 2 - "Properties" in this report. Costs for the relicensing of Idaho Power's hydroelectric projects are recorded in construction work in progress until new multi-year licenses are issued by the FERC, at which time the charges are transferred to electric plant in service. Relicensing costs and costs related to new licenses will be submitted to regulators for recovery through the ratemaking process. Relicensing costs of $221 million for the HCC, Idaho Power's largest hydroelectric complex and a major relicensing effort, were included in construction work in progress at December 31, 2015. As of the date of this report, the IPUC authorizes Idaho Power to include in its Idaho jurisdiction rates approximately $6.5 million annually ($10.7 million when grossed-up for the effect of income taxes) of AFUDC relating to the HCC relicensing project. Collecting these amounts now will reduce the amount collected in the future once the HCC relicensing costs are approved for recovery in base rates. As of December 31, 2015, Idaho Power's regulatory liability for collection of AFUDC relating to the HCC was $88 million. In addition to the discussion below, see "Environmental Matters" in this MD&A for a discussion of environmental compliance under FERC licenses for Idaho Power's hydroelectric generating plants.

Hells Canyon Complex: The HCC, located on the Snake River where it forms the border between Idaho and Oregon, provides approximately 68 percent of Idaho Power's hydroelectric generating nameplate capacity and 32 percent of its total generating nameplate capacity.  In July 2003, Idaho Power filed an application with the FERC for a new license in anticipation of the July 2005 expiration of the then-existing license.  Since the expiration of that license, Idaho Power has been operating the project under annual licenses issued by the FERC. In December 2004, Idaho Power and eleven other parties, including National Marine Fisheries Service (NMFS) and U.S. Fish and Wildlife Service (USFWS), involved in the HCC relicensing process entered into an interim agreement that addresses the effects of the ongoing operations of the HCC on Endangered Species Act (ESA) listed species pending the relicensing of the project. In August 2007, the FERC Staff issued a final EIS for the HCC, which the FERC will use to determine whether, and under what conditions, to issue a new license for the project.  The purpose of the final EIS is to inform the FERC, federal and state agencies, Native American tribes, and the public about the environmental effects of Idaho Power's operation of the HCC.  Certain portions of the final EIS involve issues that may be influenced by water quality certifications for the project under Section 401 of the Clean Water Act (CWA) and formal consultations under the ESA, which remain unresolved.

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

As of the date of this report, Idaho Power is unable to predict the timing of issuance by the FERC of any license order or the ultimate capital investment and ongoing operating and maintenance costs Idaho Power will incur in complying with any new license. However, as of the date of this report, Idaho Power estimates that the annual costs it will incur to obtain a new long-term license for the HCC, including AFUDC but excluding costs expected to be incurred for complying with the license after issuance, are likely to range from $20 million to $30 million until issuance of the license.

Renewable Energy Standards and Contracts

Renewable Portfolio Standards: Numerous proponents have introduced legislation in the U.S. Congress that would require electric utilities to obtain a specified percentage of their electricity from renewable sources, commonly referred to as a "renewable portfolio standard" or "RPS." However, as of the date of this report no federal or State of Idaho RPS is in effect.  Idaho Power will be required to comply with a five- or ten-percent RPS in Oregon beginning in 2025 (depending on loads at that time), and Idaho Power expects to meet either RPS requirement with Renewable Energy Certificates (REC) obtained from the purchase of power from the Elkhorn Valley wind project.

Pursuant to an IPUC order, Idaho Power is selling its near-term RECs and returning to customers their share (shared 95% with customers in the Idaho jurisdiction) of those proceeds through the PCA.  For the years ended December 31, 2015 and 2014, Idaho Power's REC sales totaled $1.8 million and $3.2 million, respectively.  The comparative decrease in REC sales resulted primarily from the elimination of a REC purchase and sale agreement with a third party.

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

Renewable Energy Contracts and PURPA: Idaho Power purchases wind power from both cogeneration and small power production (CSPP) and non-CSPP facilities, including its largest non-CSPP wind power project -- the Elkhorn Valley wind project with a 101 MW nameplate capacity. As of February 5, 2016, Idaho Power had contracts to purchase energy from on-line CSPP wind power projects with a combined nameplate rating of 577 MW and an additional 50 MW of CSPP wind power projects not on-line and scheduled to come on-line by year-end 2016.  In addition to its power purchase arrangements with wind power generators, Idaho Power has contracts for the purchase of power from other CSPP and non-CSPP renewable generation sources, such as biomass, solar, small hydroelectric projects, and two geothermal projects. As of February 5, 2016, Idaho Power had contracts to purchase 364 MW of energy from solar projects not yet on-line and 9 MW of energy from hydroelectric projects not yet on-line. All of the solar projects have estimated on-line dates no later than year-end 2016, though with the extension of federal solar tax credit availability, it is likely the on-line date for some of the projects will extend into 2017. The following tables sets forth, as of February 5, 2016, the number and nameplate capacity of Idaho Power's signed CSPP-related agreements. These agreements have original contract terms ranging from one to 35 years.

Status	Number of CSPP Contracts	Nameplate Capacity (MW)
On-line as of February 5, 2016	109	784
Contracted and projected to come on-line by June 1, 2017	28	423

Pursuant to the requirements of PURPA, the IPUC and OPUC have each issued orders and rules regulating Idaho Power's purchase of power from CSPP facilities.  A key component of the PURPA power purchase contracts is the energy price contained within the agreements.  Regulatory-mandated execution of PURPA agreements can result in Idaho Power acquiring energy that it does not need to serve customer loads at above wholesale market prices and require additional operational integration measures, thus increasing costs to Idaho Power's customers.  Integration of these sources of power into Idaho Power's portfolio does not eliminate Idaho Power's need to construct facilities and infrastructure that provide reliable power. For instance, at the time Idaho Power reached its all-time system peak demand of 3,407 MW on July 2, 2013, wind resources on Idaho Power's system, representing roughly 675 MW of nameplate capacity (including non-PURPA wind) were contributing only 57 MW of power due to lack of wind. As the volume of CSPP purchases increases under PURPA, the magnitude of the costs and integration issues also increases. Substantially all PURPA power purchase costs are recovered through base rates and Idaho Power's PCA mechanisms, and thus the primary impact of PURPA agreements is on customer rates.

In light of the volume of intermittent generation Idaho Power is required to purchase pursuant to existing PURPA power purchase agreements and the substantial increase in volume of proposed new solar generation facilities seeking power purchase agreements with Idaho Power, in January 2015 Idaho Power filed an application with the IPUC requesting that the IPUC issue an order directing that the maximum required term for prospective PURPA power purchase agreements be reduced from 20 years to two years. In its application, Idaho Power stated that the requested modification to terms of PURPA energy purchases is necessary to prevent harm to Idaho Power's customers that may result from entering into additional long-term, fixed-rate purchase agreements when Idaho Power predicts that there is no need for new generation capacity through 2021. In February 2015, the IPUC issued an order reducing the maximum contract term of certain future PURPA power purchase agreements from 20 years to five years during the pendency of the proceedings. In August 2015, the IPUC issued an order reducing the length of PURPA contracts that involve avoided-cost-based pricing to two years.

For the Oregon jurisdiction, on April 24, 2015, Idaho Power made filings with the OPUC requesting, among other things, a reduction in the term of standard PURPA power purchase agreements from 20 years to two years for projects above 100 kW, and a temporary suspension of Idaho Power's obligation to enter into new fixed-price standard PURPA agreements during the pendency of the proceedings. On June 23, 2015, the OPUC issued an order denying Idaho Power’s request for a temporary suspension but reduced the eligibility cap for standard contracts from 10 MW to 3 MW on a temporary basis during the pendency of the proceedings. The current phases in these proceedings have been fully submitted and are awaiting a ruling by the OPUC.

ENVIRONMENTAL MATTERS

Overview

Idaho Power is subject to a broad range of federal, state, regional, and local laws and regulations designed to protect, restore, and enhance the environment, including the Clean Air Act (CAA), the CWA, the Resource Conservation and Recovery Act, the Toxic Substances Control Act, the Comprehensive Environmental Response, Compensation and Liability Act, and the Endangered Species Act (ESA), among other laws. These laws are administered by a number of federal, state, and local agencies. In addition to imposing continuing compliance obligations and associated costs, these laws and regulations provide authority to regulators to levy substantial penalties for noncompliance, injunctive relief, and other sanctions. Idaho Power's three co-owned coal-fired power plants and three natural gas-fired combustion turbine power plants are subject to many of these regulations. Idaho Power's 17 hydroelectric projects are also further subject to a number of water discharge standards and other environmental requirements.

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

Current and future environmental laws and regulations will increase the cost of operating fossil fuel-fired generation plants and constructing new generation and transmission facilities, in large part through the substantial cost of permitting activities and the required installation of additional pollution control devices. In many parts of the United States, some higher-cost, high-emission coal-fired plants have ceased operation or the plant owners have announced a near-term cessation of operation, as the cost of compliance makes the plants uneconomical to operate. The decision to agree to cease operation of the Boardman coal-fired plant, in which Idaho Power owns a 10 percent interest, by the end of 2020, was based in part on the significant future cost of compliance with environmental laws and regulations.

In addition to increasing costs generally, these environmental laws and regulations could affect IDACORP's and Idaho Power's results of operations and financial condition if the costs associated with these environmental requirements and early plant retirements cannot be fully recovered in rates on a timely basis. Part I, Item 1 - “Business - Utility Operations - Environmental Regulation and Costs” in this report includes a summary of Idaho Power's expected capital and operating expenditures for environmental matters during the period from 2016 to 2018. Given the uncertainty of future environmental regulations and technological advances, Idaho Power is unable to predict its environmental-related expenditures beyond 2018, though they could be substantial.

Endangered Species Act Matters

Overview: The listing of a species of fish, wildlife, or plants as threatened or endangered under the ESA may have an adverse impact on Idaho Power's ability to construct generation, transmission, or distribution facilities or relicense or operate its hydroelectric facilities. When a species is added to the federal list of threatened and endangered species, it is protected from “take,” which is defined to include harming the species. The ESA directs that, concurrent with a designation of a threatened or endangered species, and where prudent and determinable, the applicable agencies also designate “any habitat of such species which is then considered to be critical habitat.” The ESA also provides that each federal agency must ensure that any action they authorize, fund, or carry out is not likely to jeopardize the continued existence of a listed species or result in the destruction or adverse modification of its critical habitat. If an action is determined to result in adverse modification of critical habitat, the federal agency must adopt changes to the proposed action to avoid the adverse modification. These changes are often quite extensive and can affect the size, scope, and even the feasibility of a project moving forward. In February 2016, the USFWS and the NMFS issued a set of regulatory and policy changes relating to critical habitat and adverse modification determinations under the ESA. While the ultimate impact of implementation of those changes is yet to be determined, taken as a whole, Idaho Power believes that the changes could result in the applicable agencies having greater authority in making designations of critical habitat and could increase the likelihood of adverse modification determinations.

The construction of generation, transmission, or distribution facilities and the relicensing of Idaho Power's hydroelectric projects can be federally authorized actions that fall under the ESA. There are a number of threatened or endangered species within Idaho Power's service area and within or near proposed transmission line routes, including the slickspot peppergrass and the Washington ground squirrel. Further, there are a number of ESA-listed fish and other aquatic species located in waterways in which Idaho Power has hydroelectric facilities, including fall Chinook salmon, bull trout, Bliss Rapids snail, and Snake River physa snail. To date, efforts to protect these and other listed species have not significantly affected generation levels or operating costs at any of Idaho Power's hydroelectric facilities. However, the ongoing relicensing of the HCC presents endangered species and fisheries issues that may require operational adjustments and could adversely impact the amount of output from hydroelectric dams, potentially causing Idaho Power to rely on more expensive sources for power generation or market purchases.

Non-Listing of Greater Sage Grouse: In 2010, the U.S. Fish and Wildlife Service announced that listing of the greater sage grouse as threatened or endangered under the Endangered Species Act was warranted but precluded by higher priority listing actions. Due to the presence of sage grouse in the vicinity of the Boardman-to-Hemingway and Gateway West 500-kV transmission lines, siting of these projects has required more extensive, costly, and time consuming evaluation, permitting, and engineering. Listing of the greater sage grouse as threatened or endangered would have resulted in the need for a Section 7 consultation under the Endangered Species Act, increasing the cost and time requirements for the permitting of these transmission projects. After evaluating scientific and other information regarding the greater sage-grouse, the U.S. Fish and Wildlife Service determined in September 2015 that protection for the greater sage-grouse under the Endangered Species Act is no longer warranted and withdrew the species from the candidate species list. This determination does not reduce the scope or magnitude of the consideration of sage grouse issues, or possible mitigation requirements associated with sage grouse, in Idaho Power's separate permitting processes for the transmission lines. It does, however, eliminate the requirement for a Section 7 consultation with the U.S. Fish and Wildlife Service under the ESA.

ESA Issues Related to Specific Projects:

Hells Canyon Relicensing Project: In 2007, the FERC requested initiation of formal consultation under the ESA with the NMFS and the USFWS regarding potential effects of HCC relicensing on several listed aquatic and terrestrial species. Formal consultation has yet to be initiated and the NMFS and the USFWS continue to gather and consider information relative to the effects of relicensing on relevant ESA listed species. Idaho Power continues to cooperate with the USFWS, the NMFS, and the FERC in an effort to address ESA concerns. In December 2004, Idaho Power and eleven other parties, including NMFS and the USFWS, entered into an interim agreement that addresses the effects of the ongoing operations of the HCC on ESA listed species pending the relicensing of the project. At the conclusion of formal consultation and with the issuance of biological opinions by the NMFS and the USFWS and an operating license by the FERC, Idaho Power may be required to implement additional measures or further modify or adjust operations to comply with Section 7 of the ESA. The issuance of a final biological opinion during 2016 is unlikely.

Boardman-to-Hemingway and Gateway West Transmission Projects: Slickspot peppergrass was listed as threatened by the USFWS in 2009. In May 2011, the USFWS issued a proposed rule to designate critical habitat for the slickspot peppergrass and proposed to designate approximately 58,000 acres of critical habitat in four southeast Idaho counties. Most of the species is located on federal land. Additionally, the Washington ground squirrel is considered a “candidate species” under the ESA. The existence of slickspot peppergrass and Washington ground squirrel within or near the proposed routes for the Boardman-to-Hemingway and Gateway West projects is impacting, and Idaho Power expects it to continue to impact, the cost and timing of permitting and construction of the projects. The listing of either species would result in the need for a Section 7 consultation under the ESA, which would increase the cost of obtaining permits for the project and could further delay the in-service date of the project.

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

Federal and state regulations pertaining to GHG emissions under the CAA have raised uncertainty about the future viability of fossil fuels, specifically coal, as an economical energy source for new and existing electric generation facilities because many new technologies for reducing CO2 emissions from coal, including carbon capture and storage, are still in the development stage and are not yet proven. Stringent emissions standards could result in significant increases in capital expenditures and operating costs, which may accelerate the retirement of coal-fired units and create power system reliability issues. Some higher-cost, high-emission coal-fired plants have ceased operation or the plant owners have announced a near-term cessation of operation, as the cost of compliance makes the plants uneconomical to operate, particularly in light of relatively low natural gas prices that decrease the cost to operate natural gas-fired power plants.

A variety of factors contribute to the financial, regulatory, and logistical uncertainties related to GHG reductions. These include the specific GHG emissions limits imposed, the timing of implementation of these limits, the level of emissions allowances allocated and the level that must be purchased, the purchase price of emissions allowances, the development and commercial availability of technologies for renewable energy and for the reduction of emissions, the degree to which offsets may be used for compliance, provisions for cost containment (if any), the impact on coal and natural gas prices, and the timing and amount of cost recovery through rates. Accordingly, Idaho Power cannot predict the effect on its results of operations, financial position, or cash flows of any GHG emission or other climate change requirements that may be adopted, although the costs to implement and comply with any such requirements could be substantial. A more detailed discussion of legislative and regulatory developments related to climate change follows.

National GHG Initiatives; Final Rule Under CAA Section 111(d): The EPA has become increasingly active in the regulation of GHGs. The EPA's endangerment finding in 2009 that GHGs threaten public health and welfare resulted in the enactment of a series of EPA regulations to address GHG emissions.

In May 2010, the EPA issued the “Tailoring Rule,” which set thresholds for GHG emissions that define when permits are required for new and existing industrial facilities. The final rule “tailors” the requirements of these CAA permitting programs to limit which facilities will be required to obtain PSD and Title V permits. The rules require the use of "best available control technology" for GHG emissions if a new major source or modification of an existing major source is projected to result in GHG emissions of at least 75,000 tons per year (CO2 equivalent). In addition, Title V permit renewals or modifications for existing major sources must include applicable requirements relating to GHGs. While the rules are complex, Idaho Power believes that its owned and co-owned fossil fuel-fired generation plants are, as of the date of this report, in compliance with the GHG Tailoring Rule.

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

The EPA also changed its approach to calculating the emissions targets. In the final rule, the EPA specified nationwide “sub-category” CO2 emission performance standards applicable to affected steam coal-fired EGUs (1,305 lbs/MWh) and stationary natural gas combustion turbines (771 lbs/MWh). There are a number of methods states may use to achieve compliance. States may simply require affected EGUs to meet these emission rate standards. As in the proposed rule, the EPA also calculated statewide target emission rates, though the method used to calculate the state targets was different in the final rule. The EPA also included equivalent mass-based limits (in short tons) for each state, with the intent of making it easier for states to adopt intrastate or interstate allowance-based emissions trading programs. Other modifications to the proposed rule included an allowance for increased use of thermal generation due to hydroelectric plant variability, and adjustments for plants like the Langley Gulch natural gas power plant that commenced commercial operations during 2012.

Idaho Power's owned and co-owned generation facilities are in the states of Idaho, Nevada, Oregon, and Wyoming. Idaho Power is evaluating the impact that the final rule will have on its operations in those states. Idaho Power is working with state representatives, neighboring utilities, and others as it analyzes the rule and prepares for compliance. However, because the rule is premised on state implementation plans, the terms of which Idaho Power does not control, as of the date of this report Idaho Power is unable to determine the financial or operational impacts of the final rule. Further, on February 9, 2016, the U.S. Supreme Court issued an order staying the implementation of the rule pending the completion of certain legal challenges, which has an uncertain impact on the ultimate timeline for implementation of the rule. In its 2015 IRP, Idaho Power included a number of scenarios for the potential outcome of the then-pending 111(d) rulemaking process, and in the future will continue to make operational decisions based on the implementation of the final rule and any compliance deadlines ultimately imposed.

State GHG Initiatives and Idaho Power’s Voluntary GHG Reduction Initiative: In August 2007, the Oregon legislature enacted legislation setting goals of reducing GHG levels to 10 percent below 1990 levels by 2020 and at least 75 percent below 1990 levels by 2050. Oregon imposes GHG emission reporting requirements on facilities emitting 2,500 metric tons or more of CO2 equivalent annually. The Boardman coal-fired power plant located in Oregon, in which Idaho Power is a 10-percent owner, is subject to and in compliance with Oregon's GHG reporting requirements but is scheduled to cease coal-fired operations in 2020.

The State of Idaho has not passed legislation specifically regulating GHGs, but in May 2007 Idaho’s Governor issued Executive Order 2007-05, which directed the Idaho Department of Environmental Quality to work with the state government to implement GHG reductions within each agency, complete a statewide emissions inventory, and provide recommendations to the Governor, among other tasks. Wyoming and Nevada similarly have not enacted legislation to regulate GHG emissions and do not have a reporting requirement, but they are members of the Climate Registry, a national, voluntary GHG emission reporting system. The Climate Registry is a collaboration aimed at developing and managing a common GHG emission reporting system across states, provinces, and tribes to track GHG emissions nationally. All states for which Idaho Power has traditional fuel generating plants (i.e. Idaho, Oregon, Wyoming, and Nevada) are members of the Climate Registry. Idaho Power is engaged in voluntary GHG emissions intensity reduction efforts, which is discussed in Part I, Item 1 - “Business - Utility Operations - Environmental Regulation and Costs."

Clean Air Act Matters

Overview: In addition to the CAA developments related to GHG emissions described above, several other regulatory programs developed under the CAA apply to Idaho Power. These include the final Mercury and Air Toxics Standards (MATS), National Ambient Air Quality Standards (NAAQS), NSR/PSD Rules, and the Regional Haze Rule.

MATS Implementation: The final Mercury and Air Toxics Standards (MATS) rule under the CAA, previously referred to as the Utility MACT Rule, was issued in February 2012. The final rule established emission limits for hazardous air pollutants from new and existing coal-fired and oil-fired steam electric generating units. The MATS rule provided that sources must be in compliance with emission limits by April 2015. Idaho Power and the plant co-owners have installed mercury continuous emission monitoring systems on all of the coal-fired units at the Jim Bridger, Boardman, and North Valmy coal-fired generating plants, along with control technology to reduce mercury, acid gases, and particulate matter emissions for purposes of compliance with the MATS rule. Idaho Power believes that as of the date of this report the coal-fired plants are in compliance with the MATS rule. Legal challenges relating to the MATS rule, to which Idaho Power is not a party and pursuant to which the EPA is performing a court-mandated cost analysis for the rule, are pending.

National Ambient Air Quality Standards: The CAA requires the EPA to set ambient air quality standards for six "criteria" pollutants considered harmful to public health and the environment. These six pollutants are carbon monoxide, lead, ozone, particulate matter, nitrogen dioxide, and sulfur dioxide. States are then required to develop emission reduction strategies through State Implementation Plans, or SIPs, based on attainment of these ambient air quality standards. Recent developments and pending actions related to certain of those items relevant to Idaho Power include the following:

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

•
SO2. In 2010, the EPA adopted a new NAAQS for SO2 at a level of 75 parts per billion averaged over a one-hour period. In 2011, the states of Idaho, Nevada, Oregon, and Wyoming sent letters to the EPA recommending that all counties in these states be classified as "unclassifiable" under the new one-hour SO2 NAAQS because of a lack of definitive monitoring and modeling data. In February 2013, the EPA issued letters to the states of Idaho and Oregon, finding that the most recent air quality data for those states showed no violations of the 2010 SO2 standard. As a result, the EPA is waiting to propose designation actions for those states, and is likely to proceed with designation actions once additional data are gathered. Idaho Power expects that designations for Nevada and Wyoming will also be addressed in a separate future action.

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

Because the EPA has not yet completed the designation of areas as attaining or not attaining the NAAQS for NOx, SO2, and ozone, Idaho Power is unable to predict what impact the adoption and implementation of these standards may have on its operations, though it does expect at least some increases in capital and operating costs from the standards if areas in which Idaho Power operate, or adjacent areas, receive non-attainment designations.

Regional Haze Rules: In accordance with federal regional haze rules under the CAA, coal-fired utility boilers are subject to regional haze - best available retrofit technology (RH BART) if they were built between 1962 and 1977 and affect any "Class I" (wilderness) areas. This includes all four units at the Jim Bridger and the Boardman coal-fired plants. The RH BART rules would have required installation of a suite of emissions controls at the Boardman plant; however, in December 2010 the Oregon Environmental Quality Commission approved a plan to install a less costly suite of environmental controls and cease coal-fired operations at the Boardman power plant no later than December 31, 2020.

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

Regulation of Coal Combustion Residuals

The Resource Conservation and Recovery Act (RCRA) is a federal statute regulating the generation, treatment, storage, and disposal of solid and hazardous wastes. In December 2014, the EPA signed a final rule for the disposal of coal combustion residuals (CCRs), which are regulated under the RCRA. The rule established structural integrity design criteria and requires that owners and operators of coal-fired power plants periodically conduct a number of structural integrity related assessments and install monitoring apparatus. The final rule also imposes location restrictions on impoundments, requires the closure of impoundments that cannot meet the location restrictions, imposes liner design criteria and operating requirements, and imposes certain record keeping and notification requirements. Additionally, the EPA's rule imposed obligations associated with the closure of CCR impoundments. Idaho Power and its co-owners of coal-fired units performed engineering and cost studies to determine the impacts of the rule, and during 2015 Idaho Power recorded an increase of approximately $5 million in its asset retirement obligation for the Jim Bridger coal-fired plant. The amounts recorded for asset retirement obligations for Idaho Power's other jointly-owned coal-fired plants were not impacted by the EPA's new rule.

Clean Water Act Matters

Definition of “Waters of the United States” Under the CWA: On August 28, 2015, the EPA's and U.S. Army Corps of Engineers' final rule defining the phrase "waters of the United States" under the CWA became effective. Idaho Power believes that the final rule potentially expands federal jurisdiction under the CWA beyond traditional navigable waters, interstate waters, territorial seas, tributaries, and adjacent wetlands, to a number of other waters, including waters with a "significant nexus" to those traditional waters. As a result of the potential expansion, the final rule may result in additional permitting and regulatory requirements under multiple provisions of the CWA. Idaho Power has analyzed the final rule and expects that while it may incur additional permitting and other costs associated with the rule, the aggregate amount of increased costs is unlikely to have a material adverse effect on Idaho Power's operations or financial condition, in part due to the relatively arid climate of Idaho Power's service area and the existing application of the CWA to most of Idaho Power's facilities, including its hydroelectric plants.

On October 9, 2015, the United States Court of Appeals for the Sixth Circuit issued a nationwide stay of the final waters of the United States rule from becoming effective. In response to the Sixth Circuit's decision, the EPA resumed nationwide use of the agency's prior regulations defining the term “waters of the United States.” The EPA stated that those regulations will be implemented as they were prior to August 27, 2015, by applying relevant case law, applicable policy, and the best science and technical data on a case-by-case basis in determining which waters are protected by the Clean Water Act.

Regulation of Cooling Water Intake Structures: The CWA generally prohibits the discharge of any "pollutant" from a point source into waters of the United States without a permit. Pollutants are broadly defined to include changes in temperature. Section 316(b) of the CWA requires that National Pollutant Discharge Elimination System permits for facilities with cooling water intake structures ensure that the location, design, construction, and capacity of the structures employ the best technology available (BTA) to minimize harmful impacts on the environment, such as the removal of fish, fish larvae, marine mammals, and other aquatic organisms from waters of the U.S. In May 2014, the EPA issued final rules that establish requirements under Section 316(b) of the CWA for existing power generation facilities that withdraw more than 2 million gallons per day of water from waters of the U.S. and use at least 25 percent of the water they withdraw exclusively for cooling purposes. Given the nature of its co-owned coal-fired plants, Idaho Power expects that its cost to comply with the new rules will be nominal at the Jim Bridger power plant and that it will incur no costs related to the rule at the North Valmy and Boardman plants.

Idaho Power is also addressing CWA issues associated with the relicensing of its HCC. See “Relicensing of Hydroelectric Projects” in this MD&A for additional information on the impact of the CWA on that relicensing effort.

Effluent Limitation Guidelines and Standards: In June 2013, the EPA issued proposed rulemaking to revise the technology-based effluent limitation guidelines and standards under the CWA for water discharged from steam electric power plants, which includes coal-fired plants. On September 30, 2015, the EPA issued the final rule, which established limits on the levels of specified metals in wastewater that can be discharged from steam electric power plants. The EPA stated that it estimates that approximately 12 percent of steam electric power plants will incur some costs associated with the final rule. Idaho Power has analyzed the final rule and, given the nature of its co-owned coal-fired plants, as of the date of this report does not anticipate that the rule will materially affect Idaho Power’s operations or financial condition.

November 2015 Presidential Memorandum

On November 3, 2015, President Obama issued a Presidential Memorandum directing the Departments of Defense, Interior and Agriculture, the Environmental Protection Agency, and all bureaus or agencies within them to avoid and then minimize harmful effects to land, water, wildlife, and other ecological resources caused by land- or water-disturbing activities, and to ensure that any remaining harmful effects are effectively addressed, consistent with existing mission and legal authorities. The Presidential Memorandum requires agencies to adopt clear and consistent approaches for avoiding, minimizing, or compensating for impacts of agency activities and activities agencies approve under their jurisdiction. The agencies also are required to develop institutionalized steps for implementing the Presidential Memorandum’s policy objectives.

For mitigation, agencies are advised to adopt a "net benefit goal" for natural resource use, along with at least a "no net loss" policy of natural resources affected by federal actions, including permitting. The PM prescribes the application of a mitigation hierarchy consisting of first avoiding, then minimizing, and finally compensating for impacts of applicable activities with a federal nexus.  Idaho Power expects that the relevant agencies will issue policies and guidelines during the next two years. The policies and guidelines may result in additional costs associated with construction and maintenance activities on federal lands, including transmission projects. To the extent Idaho Power operations affect any natural resources on federal lands, whether fish, wildlife, or plants, the company could face strict standards of “no net loss,” which could significantly increase costs depending on the type of resource impacted, such as listed species under the Endangered Species Act.

Review of Federal Coal Leases

On January 15, 2016, the U.S. Department of the Interior announced that it would launch a comprehensive review to identify and evaluate potential reforms to the federal coal lease program. The review is intended to address questions such as how, when, and where to lease coal resources, how to account for the environmental and public health impacts of federal coal production, and how to ensure taxpayers are earning a fair return for the use of the coal resources. The U.S. Department of the Interior stated that it will not issue new coal leases during the pendency of the review, except under limited circumstances, but mining under existing leases will not be suspended during the review. The Bridger Coal Mine, which mines and supplies coal to the Jim Bridger coal-fired power plant, currently leases its coal under a federal coal lease. Any sizable expansion of the Bridger Coal Mine beyond its current leases is unlikely to occur during the U.S. Department of the Interior's coal lease review. Idaho Power believes that BCC has adequate reserves under existing leases to satisfy its coal delivery obligations to the Jim Bridger plant during the term of the existing coal supply contract through 2024, and that the Jim Bridger plant will otherwise have access to sufficient coal supplies for its operation for the foreseeable future. However, depending on the outcome of the Department of the Interior's review, the availability of coal resources could decline and the cost of leases for coal resources could increase, which could increase the fuel cost for each of Idaho Power's co-owned coal-fired plants.

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

Idaho Power has determined that it meets these conditions, and its financial statements reflect the effects of the different rate-making principles followed by the jurisdictions regulating Idaho Power.  The primary effect of this policy is that Idaho Power had recorded $1.4 billion of regulatory assets and $418 million of regulatory liabilities at December 31, 2015.  Idaho Power expects to recover these regulatory assets from customers through rates and refund these regulatory liabilities to customers through rates, but recovery or refund is subject to final review by the regulatory bodies.  If future recovery or refund of these amounts ceases to be probable, or if Idaho Power determines that it no longer meets the criteria for applying regulatory accounting, or if accounting rules change to no longer provide for regulatory assets and liabilities, Idaho Power could be required to eliminate those regulatory assets or liabilities.  Either circumstance could have a material effect on Idaho Power’s financial condition or results of operations.

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

The assumed discount rate is based on reviews of market yields on high-quality corporate debt.  Specifically, IDACORP and Idaho Power determined the discount rate for each plan through the construction of hypothetical portfolios of bonds selected from high-quality corporate bonds available as of December 31, 2015, with maturities matching the projected cash outflows of the plans.  Based on the results of this analysis, the discount rate used to calculate the 2016 pension expense will be increased to 4.60 percent from the 4.25 percent used in 2015.

Rate-of-return projections for plan assets are based on historical risk/return relationships among asset classes.  The primary measure is the historical risk premium each asset class has delivered versus the yield on the Moody's AA Corporate Bond Index.  This historical risk premium is then added to the current yield on the Moody's AA Corporate Bond Index, and Idaho Power believes the result provides a reasonable prediction of future investment performance.  Additional analysis is performed to measure the expected range of returns, as well as worst-case and best-case scenarios.  Based on the current interest rate environment, current rate-of-return expectations are lower than the nominal returns generated over the past 20 years when interest rates were generally much higher.  The long-term rate of return used to calculate the 2016 pension expense will be 7.5 percent, the same assumption as was used for 2015. The long-term rate of return used in 2014 was 7.75 percent

Gross net periodic pension and other postretirement benefit cost for these plans totaled $51 million, $32 million, and $55 million for the years ended December 31, 2015, 2014, and 2013, respectively, including amounts deferred as regulatory assets (see discussion below) and amounts allocated to capitalized labor.  For 2016, gross pension and other postretirement benefit costs are expected to total approximately $54 million, which takes into account the change in the discount rate noted above.

Had different actuarial assumptions been used, pension expense could have varied significantly.  The following table reflects the sensitivities associated with changes in the discount rate and rate-of-return on plan assets actuarial assumptions on historical and future pension and postretirement expense:

	Discount rate		Rate of return
	2016	2015	2016	2015
	(millions of dollars)
Effect of 0.5% rate increase on net periodic benefit cost	$(6.9)	$(7.2)	$(2.9)	$(2.9)
Effect of 0.5% rate decrease on net periodic benefit cost	7.6	8.0	2.9	3.0

Additionally, a 0.5 percent increase in the plans' discount rates would have resulted in a $69 million decrease in the combined benefit obligations of the plans as of December 31, 2015. A 0.5 percent decrease in the plans' discount rates would have resulted in an $78 million increase in the combined benefit obligations of the plans as of December 31, 2015.

The IPUC has authorized Idaho Power to account for its defined benefit pension plan expense on a cash basis, and to defer and account for accrued pension expense as a regulatory asset.  The IPUC acknowledged that it is appropriate for Idaho Power to seek recovery in its revenue requirement of reasonable and prudently incurred pension expense based on actual cash contributions.  In 2007, Idaho Power began deferring pension expense to a regulatory asset account to be matched with revenue when future pension contributions are recovered through rates.  At December 31, 2015, a total of $86 million of expense was deferred as a regulatory asset.  Approximately $24 million is expected to be deferred in 2016.  Idaho Power recorded pension expense in 2015, 2014, and 2013 of $19 million, $35 million, and $36 million, respectively.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is intended to enable users of financial statements to better understand and consistently analyze an entity's revenue across industries, transactions, and geographies. Under the ASU, recognition of revenue occurs when a customer obtains control of promised goods or services. In addition, the ASU requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted one year earlier. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard including a cumulative-effect adjustment with disclosure of results under old standards. IDACORP and Idaho Power are currently evaluating the impact of ASU 2014-09 on their financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis, which revises the consolidation model that reporting entities use when determining what entities are to be consolidated. The amendment focus on limited partnerships and similar legal entities, and is effective for interim and annual reporting periods beginning after December 31, 2015. IDACORP and Idaho Power do not believe the impact of ASU 2015-02 on their financial statements will be significant.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which revises the accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods therein. IDACORP and Idaho Power are currently evaluating the impact of ASU 2016-01 on their financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IDACORP and Idaho Power are exposed to market risks, including changes in interest rates, changes in commodity prices, credit risk, and equity price risk.  The following discussion summarizes these risks and the financial instruments, derivative instruments, and derivative commodity instruments sensitive to changes in interest rates, commodity prices, and equity prices that were held at December 31, 2015. IDACORP has not entered into any of these market-risk-sensitive instruments for trading purposes.

Interest Rate Risk

IDACORP and Idaho Power manage interest expense and short- and long-term liquidity through a combination of fixed rate and variable rate debt.  Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly-rated financial institutions may be used to achieve the desired combination.

Variable Rate Debt:  As of December 31, 2015, IDACORP and Idaho Power had $33.2 million and $14.2 million, respectively, in net floating rate debt. The fair market value of this debt was a respective $33.2 million and $14.2 million. Assuming no change in financial structure, if variable interest rates were to average one percentage point higher than the average rate on December 31, 2015, annual interest expense would increase and pre-tax earnings would decrease by approximately $0.3 million for IDACORP and $0.1 million for Idaho Power.

Fixed Rate Debt:  As of December 31, 2015, IDACORP and Idaho Power had $1.7 billion in fixed rate debt, with a fair market value equal to $1.8 billion.  These instruments are fixed rate and, therefore, do not expose the companies to a loss in earnings due to changes in market interest rates.  However, the fair value of these instruments would increase by approximately $246 million if market interest rates were to decline by one percentage point from their December 31, 2015 levels.

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

The use of performance assurance collateral in the form of cash, letters of credit, or guarantees is common industry practice.  Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties.  As of December 31, 2015, Idaho Power had posted $0.9 million performance assurance collateral.  Should Idaho Power experience a reduction in its credit rating on Idaho Power’s unsecured debt to below investment grade Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral.  Counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions.  Based upon Idaho Power’s energy and fuel portfolio and market conditions as of December 31, 2015, the amount of collateral that could be requested upon a downgrade to below investment grade was approximately $11.6 million.  To minimize capital requirements, Idaho Power actively monitors the portfolio exposure and the potential exposure to additional requests for performance assurance collateral calls through sensitivity analysis.

Idaho Power is obligated to provide service to all electric customers within its service area.  Credit risk for Idaho Power’s retail customers is managed by credit and collection policies that are governed by rules issued by the IPUC or OPUC.  Idaho Power records a provision for uncollectible accounts, based upon historical experience, to provide for the potential loss from nonpayment by these customers.  Idaho Power continuously monitors levels of nonpayment from customers and makes any necessary adjustments to its provision for uncollectible accounts accordingly.

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

Equity Price Risk

IDACORP is exposed to price fluctuations in equity markets, primarily through Idaho Power's defined benefit pension plan assets, a mine reclamation trust fund owned by an equity-method investment of Idaho Power, and other equity security investments at Idaho Power.  The equity securities held by the pension plan and in such accounts are diversified to achieve broad market participation and reduce the impact of any single investment, sector, or geographic region. Idaho Power has established asset allocation targets for the pension plan holdings, which are described in Note 11 - "Benefit Plans" to the consolidated financial statements included in this report. Idaho Power has invested a significant portion of its $24.5 million of financial instruments classified as available-for-sale securities in exchange traded short-term bond funds. A hypothetical 5 percent increase in interest rates would result in an approximate $2.4 million decrease in the fair value of available-for-sale securities as of December 31, 2015.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

IDACORP, Inc.
Consolidated Statements of Income

	Year Ended December 31,
	2015	2014	2013
	(thousands of dollars except for per share amounts)
Operating Revenues:
Electric utility:
General business	$1,151,038	$1,122,281	$1,101,728
Off-system sales	30,887	77,165	54,473
Other revenues	85,580	79,205	86,897
Total electric utility revenues	1,267,505	1,278,651	1,243,098
Other	2,784	3,873	3,116
Total operating revenues	1,270,289	1,282,524	1,246,214

Operating Expenses:
Electric utility:
Purchased power	226,470	244,628	220,579
Fuel expense	186,231	201,241	214,482
Power cost adjustment	16,766	22,235	(39,537)
Other operations and maintenance	342,146	354,567	348,867
Energy efficiency programs	30,532	27,154	35,636
Depreciation	138,110	132,987	129,735
Taxes other than income taxes	32,808	31,748	30,561
Total electric utility expenses	973,063	1,014,560	940,323
Other	15,129	14,268	14,149
Total operating expenses	988,192	1,028,828	954,472
Operating Income	282,097	253,696	291,742
Allowance for Equity Funds Used During Construction	21,785	17,931	14,858
Earnings of Unconsolidated Equity-Method Investments	11,128	12,372	11,939
Other Income, Net	7,159	6,328	17,013
Interest Expense:
Interest on long-term debt	83,056	80,562	81,492
Other interest	8,922	7,703	7,203
Allowance for borrowed funds used during construction	(10,044)	(8,464)	(7,663)
Total interest expense, net	81,934	79,801	81,032
Income Before Income Taxes	240,235	210,526	254,520
Income Tax Expense	45,760	16,772	72,226
Net Income	194,475	193,754	182,294
Adjustment for loss (income) attributable to noncontrolling interests	204	(274)	123
Net Income Attributable to IDACORP, Inc.	$194,679	$193,480	$182,417
Weighted Average Common Shares Outstanding - Basic (000’s)	50,220	50,131	50,052
Weighted Average Common Shares Outstanding - Diluted (000’s)	50,292	50,199	50,126
Earnings Per Share of Common Stock:
Earnings Attributable to IDACORP, Inc. - Basic	$3.88	$3.86	$3.64
Earnings Attributable to IDACORP, Inc. - Diluted	$3.87	$3.85	$3.64

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2015	2014	2013
	(thousands of dollars)

Net Income	$194,475	$193,754	$182,294
Other Comprehensive Income:
Unrealized gains (losses) on securities:
Unrealized holding gains arising during the year, net of tax of $0, $0 and $1,894	—	—	2,951
Reclassification adjustment for gains included in net income, net of tax of $0, $0 and $4,550	—	—	(7,087)
Net unrealized losses	—	—	(4,136)
Unfunded pension liability adjustment, net of tax of $1,851 $(4,881), and $3,016	2,882	(7,605)	4,699
Total Comprehensive Income	197,357	186,149	182,857
Comprehensive loss (income) attributable to noncontrolling interests	204	(274)	123
Comprehensive Income Attributable to IDACORP, Inc.	$197,561	$185,875	$182,980

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Balance Sheets

	December 31,
	2015	2014
	(thousands of dollars)
Assets

Current Assets:
Cash and cash equivalents	$114,802	$56,808
Receivables:
Customer (net of allowance of $1,196 and $1,960, respectively)	73,505	79,083
Other (net of allowance of $159 and $144, respectively)	8,642	16,018
Income taxes receivable	13,058	11,867
Accrued unbilled revenues	65,805	56,270
Materials and supplies (at average cost)	56,924	55,404
Fuel stock (at average cost)	61,818	55,171
Prepayments	17,979	18,476
Deferred income taxes	—	42,359
Current regulatory assets	49,215	50,042
Other	288	603
Total current assets	462,036	442,101

Investments	140,743	165,424

Property, Plant and Equipment:
Utility plant in service	5,485,464	5,248,212
Accumulated provision for depreciation	(1,913,927)	(1,841,011)
Utility plant in service - net	3,571,537	3,407,201
Construction work in progress	396,931	401,930
Utility plant held for future use	7,090	7,090
Other property, net of accumulated depreciation	16,855	17,256
Property, plant and equipment - net	3,992,413	3,833,477

Other Assets:
American Falls and Milner water rights	11,592	13,698
Company-owned life insurance	48,566	23,893
Regulatory assets	1,305,210	1,192,345
Long-term receivables (net of allowance of $552 and $552, respectively)	22,538	6,317
Other	40,216	23,782
Total other assets	1,428,122	1,260,035

Total	$6,023,314	$5,701,037

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Balance Sheets

	December 31,
	2015	2014
	(thousands of dollars)
Liabilities and Equity

Current Liabilities:
Current maturities of long-term debt	$1,064	$1,064
Notes payable	20,000	31,300
Accounts payable	95,526	89,324
Taxes accrued	10,762	10,367
Interest accrued	22,292	22,630
Accrued compensation	42,961	43,774
Current regulatory liabilities	2,217	11,400
Advances from customers	31,214	17,204
Other	16,270	14,718
Total current liabilities	242,306	241,781

Other Liabilities:
Deferred income taxes	1,137,375	1,065,290
Regulatory liabilities	416,282	390,207
Pension and other postretirement benefits	394,030	403,334
Other	45,867	44,238
Total other liabilities	1,993,554	1,903,069

Long-Term Debt	1,725,410	1,598,622

Commitments and Contingencies

Equity:
IDACORP, Inc. shareholders’ equity:
Common stock, no par value (shares authorized 120,000,000; 50,352,051 and 50,308,702 shares issued, respectively)	849,112	845,402
Retained earnings	1,230,105	1,132,237
Accumulated other comprehensive loss	(21,276)	(24,158)
Treasury stock (11,221 and 38,764 shares at cost, respectively)	(57)	(280)
Total IDACORP, Inc. shareholders’ equity	2,057,884	1,953,201
Noncontrolling interests	4,160	4,364
Total equity	2,062,044	1,957,565

Total	$6,023,314	$5,701,037

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2015	2014	2013
	(thousands of dollars)
Operating Activities:
Net income	$194,475	$193,754	$182,294
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	142,581	137,088	133,776
Deferred income taxes and investment tax credits	38,645	19,163	65,568
Changes in regulatory assets and liabilities	13,699	32,135	(25,581)
Pension and postretirement benefit plan expense	30,207	44,627	45,907
Contributions to pension and postretirement benefit plans	(42,843)	(33,720)	(33,393)
Earnings of unconsolidated equity-method investments	(11,128)	(12,372)	(11,939)
Distributions from unconsolidated equity-method investments	12,458	5,261	17,526
Allowance for equity funds used during construction	(21,785)	(17,931)	(14,858)
Gain on sale of investments and assets	(97)	(193)	(11,678)
Other non-cash adjustments to net income, net	2,788	5,085	3,297
Change in:
Accounts receivable	4,740	20,433	(29,557)
Accounts payable and other accrued liabilities	2,440	6,359	(517)
Taxes accrued/receivable	818	(13,631)	4,747
Other current assets	(14,861)	(13,124)	(12,165)
Other current liabilities	403	1,771	1,819
Other assets	3,021	(3,655)	(830)
Other liabilities	(2,367)	(6,707)	(8,867)
Net cash provided by operating activities	353,194	364,343	305,549
Investing Activities:
Additions to property, plant and equipment	(294,021)	(274,094)	(246,674)
Payments received from transmission project joint funding partners	11,377	—	11,364
Purchase of available-for-sale securities	(14,106)	(8,000)	(32,661)
Proceeds from sale of available-for-sale securities	34,243	—	25,661
Purchase of life insurance investment	(30,000)	—	—
Other	801	9,674	5,717
Net cash used in investing activities	(291,706)	(272,420)	(236,593)
Financing Activities:
Issuance of long-term debt	250,000	—	150,000
Retirement of long-term debt	(121,064)	(1,064)	(71,064)
Dividends on common stock	(96,810)	(88,489)	(78,832)
Net change in short-term borrowings	(11,300)	(23,450)	(14,950)
Issuance of common stock	—	195	255
Acquisition of treasury stock	(3,277)	(2,737)	(2,124)
Make-whole premium on retirement of long-term debt	(17,872)	—	—
Other	(3,171)	2,268	(606)
Net cash used in financing activities	(3,494)	(113,277)	(17,321)
Net increase (decrease) in cash and cash equivalents	57,994	(21,354)	51,635
Cash and cash equivalents at beginning of the year	56,808	78,162	26,527
Cash and cash equivalents at end of the year	$114,802	$56,808	$78,162
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Income taxes	$8,857	$11,364	$1,437
Interest (net of amount capitalized)	$79,442	$77,295	$77,968
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$23,840	$28,438	$24,246

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Statements of Equity

	Year Ended December 31,
	2015	2014	2013
	(thousands of dollars)
Common Stock:
Balance at beginning of year	$845,402	$839,750	$834,922
Issued	—	195	255
Other	3,710	5,457	4,573
Balance at end of year	849,112	845,402	839,750

Retained Earnings:
Balance at beginning of year	1,132,237	1,027,461	923,981
Net income attributable to IDACORP, Inc.	194,679	193,480	182,417
Common stock dividends ($1.92, $1.76, and $1.57 per share, respectively)	(96,811)	(88,704)	(78,937)
Balance at end of year	1,230,105	1,132,237	1,027,461

Accumulated Other Comprehensive (Loss) Income:
Balance at beginning of year	(24,158)	(16,553)	(17,116)
Net unrealized holding loss on securities (net of tax)	—	—	(4,136)
Unfunded pension liability adjustment (net of tax)	2,882	(7,605)	4,699
Balance at end of year	(21,276)	(24,158)	(16,553)

Treasury Stock:
Balance at beginning of year	(280)	(8)	(21)
Issued	3,500	2,465	2,137
Acquired	(3,277)	(2,737)	(2,124)
Balance at end of year	(57)	(280)	(8)

Total IDACORP, Inc. shareholders’ equity at end of year	2,057,884	1,953,201	1,850,650

Noncontrolling Interests:
Balance at beginning of year	4,364	4,090	4,213
Net (loss) income attributable to noncontrolling interests	(204)	274	(123)
Balance at end of year	4,160	4,364	4,090

Total equity at end of year	$2,062,044	$1,957,565	$1,854,740

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Statements of Income

	Year Ended December 31,
	2015	2014	2013
	(thousands of dollars)
Operating Revenues:
General business	$1,151,038	$1,122,281	$1,101,728
Off-system sales	30,887	77,165	54,473
Other revenues	85,580	79,205	86,897
Total operating revenues	1,267,505	1,278,651	1,243,098

Operating Expenses:
Operation:
Purchased power	226,470	244,628	220,579
Fuel expense	186,231	201,241	214,482
Power cost adjustment	16,766	22,235	(39,537)
Other operations and maintenance	342,146	354,567	348,867
Energy efficiency programs	30,532	27,154	35,636
Depreciation	138,110	132,987	129,735
Taxes other than income taxes	32,808	31,748	30,561
Total operating expenses	973,063	1,014,560	940,323

Income from Operations	294,442	264,091	302,775

Other Income (Expense):
Allowance for equity funds used during construction	21,785	17,931	14,858
Earnings of unconsolidated equity-method investments	9,773	10,814	10,242
Other (expense) income, net	(5,071)	(4,363)	5,772
Total other income	26,487	24,382	30,872

Interest Charges:
Interest on long-term debt	83,056	80,562	81,492
Other interest	8,706	7,472	6,817
Allowance for borrowed funds used during construction	(10,044)	(8,464)	(7,663)
Total interest charges	81,718	79,570	80,646

Income Before Income Taxes	239,211	208,903	253,001

Income Tax Expense	48,228	19,516	76,260

Net Income	$190,983	$189,387	$176,741

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2015	2014	2013
	(thousands of dollars)

Net Income	$190,983	$189,387	$176,741
Other Comprehensive Income:
Unrealized gains (losses) on securities:
Unrealized holding gains arising during the year, net of tax of $0, $0 and $1,894	—	—	2,951
Reclassification adjustment for gains included in net income, net of tax of $0, $0 and $4,550	—	—	(7,087)
Net unrealized losses	—	—	(4,136)
Unfunded pension liability adjustment, net of tax of $1,851 $(4,881), and $3,016	2,882	(7,605)	4,699
Total Comprehensive Income	$193,865	$181,782	$177,304

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Balance Sheets

	December 31,
	2015	2014
	(thousands of dollars)
Assets

Electric Plant:
In service (at original cost)	$5,485,464	$5,248,212
Accumulated provision for depreciation	(1,913,927)	(1,841,011)
In service - net	3,571,537	3,407,201
Construction work in progress	396,931	401,930
Held for future use	7,090	7,090
Electric plant - net	3,975,558	3,816,221

Investments and Other Property	121,267	142,825

Current Assets:
Cash and cash equivalents	110,756	46,695
Receivables:
Customer (net of allowance of $1,196 and $1,960, respectively)	73,505	79,083
Other (net of allowance of $159 and $144, respectively)	8,520	15,890
Income taxes receivable	5,432	20,428
Accrued unbilled revenues	65,805	56,270
Materials and supplies (at average cost)	56,924	55,404
Fuel stock (at average cost)	61,818	55,171
Prepayments	17,846	18,356
Current regulatory assets	49,215	50,042
Other	288	603
Total current assets	450,109	397,942

Deferred Debits:
American Falls and Milner water rights	11,592	13,698
Company-owned life insurance	48,566	23,893
Regulatory assets	1,305,210	1,192,345
Other	56,533	23,937
Total deferred debits	1,421,901	1,253,873

Total	$5,968,835	$5,610,861

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Balance Sheets

	December 31,
	2015	2014
	(thousands of dollars)
Capitalization and Liabilities

Capitalization:
Common stock equity:
Common stock, $2.50 par value (50,000,000 shares authorized; 39,150,812 shares outstanding)	$97,877	$97,877
Premium on capital stock	712,258	712,258
Capital stock expense	(2,097)	(2,097)
Retained earnings	1,127,426	1,033,350
Accumulated other comprehensive loss	(21,276)	(24,158)
Total common stock equity	1,914,188	1,817,230
Long-term debt	1,725,410	1,598,622
Total capitalization	3,639,598	3,415,852

Current Liabilities:
Current maturities of long-term debt	1,064	1,064
Accounts payable	94,970	88,552
Accounts payable to related parties	1,059	2,027
Taxes accrued	10,745	10,329
Interest accrued	22,292	22,630
Accrued compensation	42,835	43,410
Current regulatory liabilities	2,217	11,400
Advances from customers	31,214	17,204
Other	15,506	20,219
Total current liabilities	221,902	216,835

Deferred Credits:
Deferred income taxes	1,252,371	1,141,755
Regulatory liabilities	416,282	390,207
Pension and other postretirement benefits	394,030	403,334
Other	44,652	42,878
Total deferred credits	2,107,335	1,978,174

Commitments and Contingencies

Total	$5,968,835	$5,610,861

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2015	2014	2013
	(thousands of dollars)
Operating Activities:
Net income	$190,983	$189,387	$176,741
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	141,972	136,496	133,135
Deferred income taxes and investment tax credits	25,702	15,454	59,355
Changes in regulatory assets and liabilities	13,699	32,135	(25,581)
Pension and postretirement benefit plan expense	30,185	44,579	45,861
Contributions to pension and postretirement benefit plans	(42,821)	(33,672)	(33,347)
Earnings of unconsolidated equity-method investments	(9,773)	(10,814)	(10,242)
Distributions from unconsolidated equity-method investments	10,833	3,586	14,901
Allowance for equity funds used during construction	(21,785)	(17,931)	(14,858)
Gain on sale of investments and assets	(97)	(186)	(11,678)
Other non-cash adjustments to net income, net	(687)	2,087	629
Change in:
Accounts receivable	1,998	20,072	(31,472)
Accounts payable	2,646	6,183	(397)
Taxes accrued/receivable	17,179	(22,911)	6,740
Other current assets	(14,849)	(13,137)	(12,166)
Other current liabilities	443	1,776	1,721
Other assets	3,021	(3,655)	(831)
Other liabilities	(2,222)	(6,238)	(8,603)
Net cash provided by operating activities	346,427	343,211	289,908
Investing Activities:
Additions to utility plant	(293,968)	(273,911)	(246,670)
Payments received from transmission project joint funding partners	11,377	—	11,364
Purchase of available-for-sale securities	(14,106)	(8,000)	(32,661)
Proceeds from the sale of available-for-sale securities	34,243	—	25,661
Purchase of life insurance investment	(30,000)	—	—
Other	706	8,508	3,971
Net cash used in investing activities	(291,748)	(273,403)	(238,335)
Financing Activities:
Issuance of long-term debt	250,000	—	150,000
Retirement of long-term debt	(121,064)	(1,064)	(71,064)
Dividends on common stock	(96,907)	(88,584)	(78,926)
Make-whole premium on retirement of long-term debt	(17,872)	—	—
Other	(4,775)	—	(2,299)
Net cash provided by (used in) financing activities	9,382	(89,648)	(2,289)
Net increase (decrease) in cash and cash equivalents	64,061	(19,840)	49,284
Cash and cash equivalents at beginning of the year	46,695	66,535	17,251
Cash and cash equivalents at end of the year	$110,756	$46,695	$66,535
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Income taxes	$7,487	$26,116	$9,667
Interest (net of amount capitalized)	$79,226	$77,063	$77,583
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$23,840	$28,438	$24,246

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Statements of Retained Earnings

	Year Ended December 31,
	2015	2014	2013
	(thousands of dollars)

Retained Earnings, Beginning of Year	$1,033,350	$932,547	$834,732
Net Income	190,983	189,387	176,741
Dividends on Common Stock	(96,907)	(88,584)	(78,926)
Retained Earnings, End of Year	$1,127,426	$1,033,350	$932,547

The accompanying notes are an integral part of these statements.

IDACORP, INC. AND IDAHO POWER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This Annual Report on Form 10-K is a combined report of IDACORP, Inc. (IDACORP) and Idaho Power Company (Idaho Power).  Therefore, these Notes to the Consolidated Financial Statements apply to both IDACORP and Idaho Power.  However, Idaho Power makes no representation as to the information relating to IDACORP’s other operations.

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

Principles of Consolidation

IDACORP’s and Idaho Power’s consolidated financial statements include the assets, liabilities, revenues and expenses of each company and its wholly-owned subsidiaries listed above, as well as any variable interest entities (VIEs) for which the respective company is the primary beneficiary.  Investments in VIEs for which the companies are not the primary beneficiaries, but have the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method of accounting.

IDACORP also consolidates one variable interest entity (VIE), Marysville Hydro Partners (Marysville), which is a joint venture owned 50 percent by Ida-West and 50 percent by Environmental Energy Company (EEC).  At December 31, 2015, Marysville had approximately $19 million of assets, primarily a hydroelectric plant, and approximately $12 million of intercompany long-term debt, which is eliminated in consolidation.  EEC has borrowed amounts from Ida-West to fund a portion of its required capital contributions to Marysville.  The loans are payable from EEC’s share of distributions from Marysville and are secured by the stock of EEC and EEC’s interest in Marysville.  Ida-West is identified as the primary beneficiary because the combination of its ownership interest in the joint venture with the intercompany note and the EEC note result in Ida-West's ability to control the activities of the joint ventures.  Creditors of Marysville have no recourse to the general credit of IDACORP and there are no other arrangements that could require IDACORP to provide financial support to Marysville or expose IDACORP to losses.

The BCC joint venture is also a VIE, but because the power to direct the activities that most significantly impact the economic performance of BCC is shared with the joint venture partner, Idaho Power is not the primary beneficiary.  The carrying value of BCC was $95 million at December 31, 2015, and Idaho Power's maximum exposure to loss is the carrying value, any additional future contributions to BCC, and a $73 million guarantee for mine reclamation costs, which is discussed further in Note 9.

IFS's affordable housing limited partnership and other real estate investments are also VIEs for which IDACORP is not the primary beneficiary.  IFS's limited partnership interests range from 5 to 99 percent and were acquired between 1996 and 2010.  As a limited partner, IFS does not control these entities and they are not consolidated.  IFS’s maximum exposure to loss in these developments is limited to its net carrying value, which was $10 million at December 31, 2015.

Ida-West's other investments in PURPA facilities, BCC and IFS's investments are accounted for under the equity method of accounting (see Note 14).

Except for amounts related to sales of electricity by Ida-West's PURPA projects to Idaho Power, all intercompany transactions and balances have been eliminated in consolidation.

The accompanying consolidated financial statements include Idaho Power's proportionate share of utility plant and related operations resulting from its interests in jointly owned plants (see Note 12).

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

IDACORP’s and Idaho Power’s financial statements reflect the effects of the different ratemaking principles followed by the jurisdictions regulating Idaho Power.  The application of accounting principles related to regulated operations sometimes results in Idaho Power recording expenses and revenues in a different period than when an unregulated enterprise would record such expenses and revenues.  In these instances, the amounts are deferred or accrued as regulatory assets or regulatory liabilities on the balance sheet and recorded on the income statement when recovered or returned in rates.  Additionally, regulators can impose regulatory liabilities upon a regulated company for amounts previously collected from customers that are expected to be refunded.  The effects of applying these regulatory accounting principles to Idaho Power’s operations are discussed in more detail in Note 3.

Cash and Cash Equivalents

Cash and cash equivalents include cash on-hand and highly liquid temporary investments that mature within 90 days of the date of acquisition.

Receivables and Allowance for Uncollectible Accounts

Customer receivables are recorded at the invoiced amounts and do not bear interest.  A late payment fee of one percent may be assessed on account balances after 30 days.  An allowance is recorded for potential uncollectible accounts.  The allowance is reviewed periodically and adjusted based upon a combination of historical write-off experience, aging of accounts receivable, and an analysis of specific customer accounts.  Adjustments are charged to income.  Customer accounts receivable balances that remain outstanding after reasonable collection efforts are written off.

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

There were no impaired receivables without related allowances at December 31, 2015 and 2014.  Once a receivable is determined to be impaired, any further interest income recognized is fully reserved.

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

Revenues

Operating revenues related to Idaho Power’s sale of energy are recorded when service is rendered or energy is delivered to customers.  Idaho Power accrues estimated unbilled revenues for electric services delivered to customers but not yet billed at year-end. In addition, regulatory mechanisms in place in Idaho and Oregon affect the reported amount of revenue. See Note 3 for additional discussion of certain of the following mechanisms:

•
energy efficiency riders to fund energy efficiency program expenditures. Expenditures funded through the rider are reported as an operating expense with an equal amount of revenues recorded in other revenues;

•	a fixed cost adjustment mechanism that results in recording additional or reduced revenue based on the allowed and actual fixed costs recovered through current rates;

•	a sharing mechanism providing for refunds to customers for earnings above stated returns on equity in Idaho;

•	franchise fees and similar taxes related to energy consumption. None of these collections are reported on the income statement; and

•
collection in base rates of a portion of the allowance for funds used during construction (AFUDC) related to its Hells Canyon Complex (HCC) relicensing project.  Cash collected under this ratemaking mechanism is not recorded as revenue but is instead deferred as a regulatory liability.

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

All utility plant in service is depreciated using the straight-line method at rates approved by regulatory authorities.  Annual depreciation provisions as a percent of average depreciable utility plant in service approximated 2.68 percent in 2015, 2.68 percent in 2014, and 2.69 percent in 2013.

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

Long-lived assets are periodically reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If the sum of the undiscounted expected future cash flows from an asset is less than the carrying value of the asset, impairment is recognized in the financial statements.  There were no material impairments of long-lived assets in 2015, 2014, or 2013.

Allowance for Funds Used During Construction

AFUDC represents the cost of financing construction projects with borrowed funds and equity funds.  With one exception, as discussed above for the HCC relicensing project, cash is not realized currently from such allowance; it is realized under the ratemaking process over the service life of the related property through increased revenues resulting from a higher rate base and higher depreciation expense.  The component of AFUDC attributable to borrowed funds is included as a reduction to total interest expense.  Idaho Power’s weighted-average monthly AFUDC rate was 7.6 percent for 2015, and 7.7 percent for both 2014 and 2013.

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

Other Accounting Policies

Debt discount, expense, and premium are deferred and amortized over the terms of the respective debt issues. Losses on reacquired debt and associated costs are amortized over the life of the associated replacement debt, as allowed under regulatory accounting.

Supplemental Cash Flows Information

In 2015, Idaho Power executed an agreement to exchange property with another electric utility. Under the terms of the agreement, each party transferred to the other transmission-related equipment with a book value of approximately $44 million. Idaho Power received an immaterial amount of cash, representing the difference in the book value of the assets exchanged.

Also in 2015, Idaho Power executed a long-term service agreement and transferred to the service provider approximately $22 million of spare parts in partial exchange for future services. No cash was exchanged in the 2015 transfer transaction.

Reclassifications

Certain prior year amounts on IDACORP's and Idaho Power's consolidated balance sheets and consolidated statements of cash flows have been reclassified to conform to the current year presentation. Advances from customers are now classified in a separate line in current liabilities on the balance sheet. Previously, such amounts were presented in accounts payable or other in current liabilities. Also, payments received from transmission funding joint project partners are now presented in a separate line in investing cash flows on the cash flows statement. Previously, these amounts were netted against additions to property, plant and equipment.

Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03, Interest - Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs, which changed the required balance sheet presentation of debt issuance costs. The ASU requires that debt issuance costs be reported as reductions of long-term debt rather than as long-term assets. As allowed, IDACORP and Idaho Power elected to early-adopt the provisions of this ASU for its December 31, 2015 financial statements; retrospective application is required. Debt issuance costs of $16.5 million and $15.8 million at December 31, 2015 and 2014, respectively, are now reported as reductions of long-term debt. These costs were previously presented as other assets and other deferred debits on IDACORP's and Idaho Power's respective balance sheets. See Note 4 for a discussion of long-term debt.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes, which requires that all deferred taxes be presented as non-current. As allowed, IDACORP and Idaho Power elected to early-adopt the provisions of this ASU for its December 31, 2015 balance sheets. Also as allowed, prior periods were not retrospectively adjusted.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is intended to enable users of financial statements to better understand and consistently analyze an entity's revenue across industries, transactions, and geographies. Under the ASU, recognition of revenue occurs when a customer obtains control of promised goods or services. In addition, the ASU requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods, with early adoption permitted one year earlier. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard including a cumulative-effect adjustment with disclosure of results under old standards. IDACORP and Idaho Power are currently evaluating the impact of ASU 2014-09 on their financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis, which revises the consolidation model that reporting entities use when determining what entities are to be consolidated. The amendments focus on limited partnerships and similar legal entities, and is effective for interim and annual reporting periods beginning after December 31, 2015. IDACORP and Idaho Power do not believe the impact of ASU 2015-02 on their financial statements will be significant.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which revises the accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods. IDACORP and Idaho Power are currently evaluating the impact of ASU 2016-01 on their financial statements.

2.  INCOME TAXES

A reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

	IDACORP			Idaho Power
	2015	2014	2013	2015	2014	2013
	(thousands of dollars)
Federal income tax expense at 35% statutory rate	$84,154	$73,588	$89,125	$83,724	$73,116	$88,550
Change in taxes resulting from:
AFUDC	(11,140)	(9,238)	(7,882)	(11,140)	(9,238)	(7,882)
Capitalized interest	2,693	2,278	1,832	2,693	2,278	1,832
Investment tax credits	(2,963)	(3,002)	(3,119)	(2,963)	(3,002)	(3,119)
Removal costs	(4,807)	(3,656)	(3,527)	(4,807)	(3,656)	(3,527)
Capitalized overhead costs	(8,750)	(8,750)	(8,750)	(8,750)	(8,750)	(8,750)
Capitalized repair costs	(28,700)	(26,250)	(19,250)	(28,700)	(26,250)	(19,250)
Bond redemption costs	(6,459)	—	—	(6,459)	—	—
Tax method change – capitalized repairs	—	(24,516)	4,583	—	(24,516)	4,583
State income taxes, net of federal benefit	7,343	4,680	6,730	7,503	5,334	6,970
Depreciation	17,149	16,040	14,820	17,149	16,040	14,820
Affordable housing tax credits	(3,258)	(5,189)	(5,503)	—	—	—
Affordable housing investment amortization	1,519	2,757	1,684	—	—	—
Other, net	(1,021)	(1,970)	1,483	(22)	(1,840)	2,033
Total income tax expense	$45,760	$16,772	$72,226	$48,228	$19,516	$76,260
Effective tax rate	19.0%	8.0%	28.4%	20.2%	9.3%	30.1%

The items comprising income tax expense are as follows:

	IDACORP			Idaho Power
	2015	2014	2013	2015	2014	2013
	(thousands of dollars)
Income taxes current:
Federal	$4,831	$(4,926)	$3,416	$16,470	$(2,805)	$10,988
State	2,704	3,516	3,241	6,056	6,867	5,917
Total	7,535	(1,410)	6,657	22,526	4,062	16,905
Income taxes deferred:
Federal	34,770	17,159	61,947	27,696	21,833	60,934
State	626	(3,260)	1,806	(2,486)	(6,421)	(804)
Total	35,396	13,899	63,753	25,210	15,412	60,130
Investment tax credits:
Deferred	3,455	3,044	2,344	3,455	3,044	2,344
Restored	(2,963)	(3,002)	(3,119)	(2,963)	(3,002)	(3,119)
Total	492	42	(775)	492	42	(775)
Affordable housing investment amortization	2,337	4,241	2,591	—	—	—
Total income tax expense	$45,760	$16,772	$72,226	$48,228	$19,516	$76,260

The components of the net deferred tax liability are as follows:

	IDACORP		Idaho Power
	2015	2014	2015	2014
	(thousands of dollars)
Deferred tax assets:
Regulatory liabilities	$51,131	$55,490	$51,131	$55,490
Deferred compensation	27,573	25,355	27,489	25,240
Deferred revenue	34,282	28,529	34,282	28,529
Tax credits	147,299	154,044	30,307	26,843
Partnership investments	7,220	8,190	—	—
Retirement benefits	126,885	132,571	126,885	132,571
Other	11,245	15,222	10,745	14,553
Total	405,635	419,401	280,839	283,226
Deferred tax liabilities:
Property, plant and equipment	474,879	451,118	474,879	451,118
Regulatory assets	875,028	802,188	875,028	802,188
Power cost adjustments	18,489	23,192	18,489	23,192
Partnership investments	16,925	17,492	9,829	10,227
Retirement benefits	126,090	122,360	126,090	122,360
Other	31,600	25,982	28,895	22,252
Total	1,543,011	1,442,332	1,533,210	1,431,337
Net deferred tax liabilities	$1,137,376	$1,022,931	$1,252,371	$1,148,111

IDACORP's tax allocation agreement provides that each member of its consolidated group compute its income taxes on a separate company basis.  Amounts payable or refundable are settled through IDACORP. See Note 1 for further discussion of accounting policies related to income taxes.

Tax Credit Carryforwards

As of December 31, 2015, IDACORP had $108.7 million of general business credit and $0.7 million of alternative minimum tax credit carryforwards for federal income tax purposes and $37.9 million of Idaho investment tax credit carryforward.  The general business credit carryforward period expires from 2024 to 2035, and the Idaho investment tax credit expires from 2021 to 2029.

Uncertain Tax Positions

IDACORP and Idaho Power believe that they have no material income tax uncertainties for 2015 and prior tax years. Both companies recognize interest accrued related to unrecognized tax benefits as interest expense and penalties as other expense.

IDACORP and Idaho Power are subject to examination by their major tax jurisdictions - U.S. federal and the State of Idaho.  The open tax years for examination are 2015 for federal and 2012-2015 for Idaho.  In May 2009, IDACORP formally entered the U.S. Internal Revenue Service (IRS) Compliance Assurance Process (CAP) program for its 2009 tax year and has remained in the CAP program for all subsequent years.  The CAP program provides for IRS examination and issue resolution throughout the current year with the objective of return filings containing no contested items. In 2015, the IRS completed its examination of IDACORP's 2014 tax year with no unresolved income tax issues.

Tax Accounting Method Changes for Repair-Related Expenditures

In the fourth quarter of 2014, Idaho Power finalized an income tax accounting method change for its 2014 tax year associated with the electric generation property portion of its capitalized repairs tax method it adopted in fiscal year 2010. As a result of the change, Idaho Power recorded an $8.8 million tax benefit related to the cumulative method change adjustment for years prior to 2014 and reversed a related $4.6 million tax expense estimate it had recorded in 2013 (discussed below).

The method change was pursuant to Revenue Procedure 2013-24 and brought Idaho Power's existing method into alignment with the Revenue Procedure's safe harbor unit-of-property definitions for electric generation property. The change also incorporated provisions of the final tangible property regulations issued by the U.S. Treasury Department and IRS in 2013 that addressed the deduction or capitalization of expenditures related to tangible property. Following the automatic consent procedures provided for in the Revenue Procedure, Idaho Power adopted this method with the filing of IDACORP’s 2014 consolidated federal income tax return in September 2015. The IRS approved the method change prior to the filing of the return as part of IDACORP’s 2014 CAP examination.

In the third quarter of 2014 Idaho Power, in coordination with the IRS through IDACORP’s CAP examination process, implemented aspects of the final tangible property regulations and other technical interpretations of these rules into its existing capitalized repairs tax accounting method for generation, transmission and distribution assets. These technical interpretations were received from the IRS in 2014. An $11.1 million tax benefit related to the portion of the 2013 capitalized repairs deduction based on these modifications was recorded in the third quarter of 2014. Idaho Power finalized these changes with the filing of IDACORP’s 2013 consolidated federal income tax return in September 2014. The IRS approved the repairs method modifications prior to the filing of the return as part of IDACORP’s 2013 CAP examination.

In connection with the issuance of the tangible property regulations and following the provisions of Revenue Procedure 2013-24 (discussed above), in 2013 Idaho Power assessed and estimated the impact of a method change associated with the electric generation property portion of its capitalized repairs method. Based upon this assessment, in 2013 Idaho Power recorded $4.6 million of income tax expense related to the estimated cumulative method change adjustment for years prior to 2013.

3.  REGULATORY MATTERS

IDACORP’s and Idaho Power’s financial statements reflect the effects of the different ratemaking principles followed by the jurisdictions regulating Idaho Power.  Included below is a summary of Idaho Power's regulatory assets and liabilities, as well as a discussion of notable regulatory matters.

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

		As of December 31, 2015
	Remaining Amortization Period	Earning a Return(1)	Not Earning a Return	Total as of December 31,
Description				2015	2014
Regulatory Assets:
Income taxes		$—	$875,027	$875,027	$802,188
Unfunded postretirement benefits(2)		—	251,762	251,762	264,548
Pension expense deferrals		62,642	23,148	85,790	63,644
Energy efficiency program costs(3)		4,482	—	4,482	4,690
Power supply costs(4)	Varies	47,220	—	47,220	59,189
Fixed cost adjustment(4)	2016-2017	36,820	—	36,820	23,737
Asset retirement obligations(5)		—	14,410	14,410	17,309
Mark-to-market liabilities(6)		—	4,973	4,973	3,961
Long-term service agreement(7)	2043	18,592	11,633	30,225	—
Other	2016-2021	1,096	2,620	3,716	3,121
Total		$170,852	$1,183,573	$1,354,425	$1,242,387
Regulatory Liabilities:
Income taxes		$—	$51,131	$51,131	$55,490
Removal costs(5)		—	183,505	183,505	180,063
Investment tax credits		—	79,655	79,655	79,163
Deferred revenue-AFUDC(8)		58,835	28,855	87,690	72,975
Energy efficiency program costs(3)		6,554	—	6,554	—
Power supply costs(4)		—	—	—	1
Settlement agreement sharing mechanism(4)	2016-2017	3,159	—	3,159	7,999
Mark-to-market assets(6)		—	405	405	1,880
Other		5,219	1,180	6,399	4,036
Total		$73,767	$344,731	$418,498	$401,607

(1) Earning a return includes either interest or a return on the investment as a component of rate base at the allowed rate of return.
(2) Represents the unfunded obligation of Idaho Power’s pension and postretirement benefit plans, which are discussed in Note 11.
(3) The 2015 energy efficiency asset represents the Oregon jurisdiction balance and the liability represents the Idaho jurisdiction balance. Both jurisdiction's balances were assets at December 31, 2014.
(4) These items are discussed in more detail in this Note 3.
(5) Asset retirement obligations and removal costs are discussed in Note 13.
(6) Mark-to-market assets and liabilities are discussed in Note 16.
(7) A portion not earning a return as of December 31, 2015 will be eligible to earn a return as of January 1, 2018.
(8) Idaho Power is collecting revenue in the Idaho jurisdiction for AFUDC on HCC relicensing costs but is deferring revenue recognition of the amounts collected until the license is issued and the asset is placed in service under the new license.

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

Power Cost Adjustment Mechanisms and Deferred Power Supply Costs

In both its Idaho and Oregon jurisdictions, Idaho Power's power cost adjustment (PCA) mechanisms address the volatility of power supply costs and provide for annual adjustments to the rates charged to its retail customers. The PCA mechanisms compare Idaho Power's actual net power supply costs (primarily fuel and purchased power less off-system sales) against net power supply costs being recovered. Under the PCA mechanisms, certain differences between actual net power supply costs incurred by Idaho Power and the costs are recorded as a deferred charge or credit on the balance sheets for future recovery or refund.  The power supply costs deferred primarily result from changes in contracted power purchase prices and volumes, changes in wholesale market prices and transaction volumes, fuel prices, and the levels of Idaho Power's own generation.

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

•	a sales-based adjustment intended to ensure that power supply expense recovery resulting solely from sales changes does not distort the results of the mechanism.

The table below summarizes the three most recent Idaho PCA rate adjustments, all of which also include non-PCA-related rate adjustments as ordered by the IPUC:

Effective Date	$ Change (millions)	Notes
June 1, 2015	$(11.6)
The net decrease in Idaho PCA rates included the application of (a) a customer rate credit of $8.0 million for sharing of revenues with customers for the year 2014 under the terms of the December 2011 settlement stipulation, and (b) $4.0 million of surplus Idaho energy efficiency rider funds.

June 1, 2014	$(88.2)
2014 PCA rates are net of (a) $20.0 million of surplus Idaho energy efficiency rider funds, and (b) $7.6 million of customer revenue sharing under a regulatory settlement stipulation. In addition, on June 1, 2014, there was an increase in base net power supply costs that shifted $99.3 million in power supply expenses from recovery via the PCA mechanism to recovery via base rates. The shifting of base net power supply costs is discussed in more detail below.

June 1, 2013	$140.4	The 2013 PCA rate increase was net of $7.2 million of customer revenue sharing under regulatory settlement stipulations.

In March 2014, the IPUC issued an order approving Idaho Power's application requesting an increase of approximately $106 million in the normalized or "base level" net power supply expense on a total-system basis to be used to update base rates and in the determination of the PCA rate that became effective June 1, 2014. Approval of the order removed the Idaho-jurisdictional portion of those expenses (approximately $99 million) from collection via the Idaho PCA mechanism and instead results in collecting that portion through base rates.

In July 2014, the IPUC opened a docket pursuant to which Idaho Power, the IPUC Staff, and other interested parties further evaluated Idaho Power's application of the true-up component of the PCA mechanism and whether a deferral balance adjustment was appropriate. While the IPUC's docket was closed in August 2014 with no adjustment to the PCA true-up revenue amount, Idaho Power subsequently met with the IPUC Staff to explore approaches to increasing the accuracy of the actual cost recovery under the PCA mechanism. In May 2015, the IPUC approved a settlement stipulation that resulted in the replacement of the existing load-based adjustment used for determining the power cost deferrals under the PCA mechanism with a similar sales-based adjustment. The sales-based adjustment functions in the same manner as the previous load-based adjustment but measures deviations between Idaho-specific test year sales and actual Idaho sales rather than deviations between test year loads and actual loads. The approved settlement stipulation implemented the new methodology as of January 1, 2015.

Oregon Jurisdiction Power Cost Adjustment Mechanism: Idaho Power’s power cost recovery mechanism in Oregon has two components: an annual power cost update (APCU) and a power cost adjustment mechanism (PCAM).  The APCU allows Idaho Power to reestablish its Oregon base net power supply costs annually, separate from a general rate case, and to forecast net power supply costs for the upcoming water year.  The PCAM is a true-up filed annually in February.  The filing calculates the deviation between actual net power supply expenses incurred for the preceding calendar year and the net power supply expenses recovered through the APCU for the same period.  Under the PCAM, Idaho Power is subject to a portion of the business risk or benefit associated with this deviation through application of an asymmetrical deadband (or range of deviations) within which Idaho Power absorbs cost increases or decreases.  For deviations in actual power supply costs outside of the deadband, the PCAM provides for 90/10 sharing of costs and benefits between customers and Idaho Power.  However, collection by Idaho Power will occur only to the extent that Idaho Power’s actual Oregon-jurisdictional return on equity (ROE) for the year is no greater than 100 basis points below Idaho Power’s last authorized ROE.  A refund to customers will occur only to the extent that Idaho Power’s actual ROE for that year is no less than 100 basis points above Idaho Power’s last authorized ROE.  Oregon jurisdiction power supply cost changes under the APCU and PCAM during each of 2015, 2014, and 2013 are summarized in the table that follows:

Year and Mechanism	APCU or PCAM Adjustment
2015 PCAM	Actual net power supply costs were within the deadband, resulting in no deferral.
2015 APCU	A rate decrease of $0.7 million annually took effect June 1, 2015.
2014 PCAM	Actual net power supply costs were within the deadband, resulting in no deferral.
2014 APCU	A rate increase of $0.4 million annually took effect June 1, 2014.
2013 PCAM	Actual net power supply costs were within the deadband, resulting in no deferral.
2013 APCU	A rate increase of $2.9 million annually took effect June 1, 2013.

Notable Idaho Regulatory Matters

Idaho Base Rate Changes: Idaho base rates were most recently established in 2012, and adjusted in 2014. Effective January 1, 2012, Idaho Power implemented new Idaho base rates resulting from IPUC approval of a settlement stipulation that provided for a 7.86 percent authorized overall rate of return on an Idaho-jurisdiction rate base of approximately $2.36 billion. The settlement stipulation resulted in a 4.07 percent, or $34.0 million, overall increase in Idaho Power's annual Idaho-jurisdiction base rate revenues. Idaho base rates were subsequently adjusted again in 2012, in connection with Idaho Power's completion of the Langley Gulch power plant. In June 2012, the IPUC issued an order approving a $58.1 million increase in annual Idaho-jurisdiction base rates, effective July 1, 2012. The order also provided for a $335.9 million increase in Idaho rate base. Neither the settlement stipulation nor the IPUC orders adjusting base rates specified an authorized rate of return on equity or imposed a moratorium on Idaho Power filing a general rate case at a future date.

As noted above in this Note 3, the IPUC also issued a March 2014 order approving Idaho Power's request for an increase in the normalized or "base level" net power supply expense to be used to update base rates and in the determination of the Idaho PCA rate that became effective June 1, 2014.

December 2011 Idaho Settlement Stipulation: In December 2011, the IPUC issued an order, separate from the general rate case proceeding, approving a settlement stipulation that provided as follows:

•
If Idaho Power's actual Idaho-jurisdiction return on year-end equity (Idaho ROE) for 2012, 2013, or 2014 was less than 9.5 percent, then Idaho Power may amortize up to a total of $45 million of additional accumulated deferred investment tax credits (ADITC) to help achieve a minimum 9.5 percent Idaho ROE in the applicable year.

•
If Idaho Power's actual Idaho ROE for 2012, 2013, or 2014 exceeded 10.0 percent, the amount of Idaho Power's Idaho-jurisdiction earnings exceeding a 10.0 percent and up to and including a 10.5 percent Idaho ROE for the applicable year would be shared equally between Idaho Power and its Idaho customers in the form of a rate reduction to become effective at the time of the subsequent year's PCA mechanism adjustment.

•
If Idaho Power's actual Idaho ROE for 2012, 2013, or 2014 exceeded 10.5 percent, the amount of Idaho Power's Idaho jurisdictional earnings exceeding a 10.5 percent Idaho ROE for the applicable year would be allocated 75 percent to Idaho Power's Idaho customers as a reduction to the pension regulatory asset and 25 percent to Idaho Power.

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

•
If Idaho Power's annual Idaho ROE in any year exceeds 10.5 percent, the amount of earnings exceeding a 10.5 percent Idaho ROE will be allocated 50 percent to Idaho Power's Idaho customers as a rate reduction to be effective at the time of the subsequent year's power cost adjustment, 25 percent to Idaho Power's Idaho customers in the form of a reduction to the pension expense deferral regulatory asset (to reduce the amount to be collected in the future from Idaho customers), and 25 percent to Idaho Power.

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

Idaho Power recorded no additional ADITC amortization and a $3.2 million provision against current revenue for sharing with customers for 2015 under the October 2014 Idaho settlement stipulation, as its Idaho ROE for 2015 was above 10.0 percent.

Fixed Cost Adjustment: The Idaho jurisdiction fixed cost adjustment (FCA) mechanism is designed to remove Idaho Power’s financial disincentive to invest in energy efficiency programs by separating (or decoupling) the recovery of fixed costs from the variable kilowatt-hour charge and linking it instead to a set amount per customer.  The FCA mechanism is adjusted each year to collect, or refund, the difference between the authorized fixed-cost recovery amount and the actual fixed costs recovered by Idaho Power during the year. The annual change in the FCA recovery is capped at no more than 3 percent of base revenue, with any excess deferred for collection in a subsequent year. The following table summarizes FCA amounts approved for collection in the prior three FCA years:

FCA Year	Period Rates in Effect	Annual Amount (in millions)
2014	June 1, 2015-May 31, 2016	$16.9
2013	June 1, 2014-May 31, 2015	$14.9
2012	June 1, 2013-May 31, 2014	$8.9

In July 2014, the IPUC opened a docket to allow Idaho Power, the IPUC Staff, and other interested parties to further evaluate the IPUC Staff's concerns regarding the application of the FCA mechanism (including weather-normalization, customer count methodology, rate adjustment cap, and cross-subsidization issues) and whether the FCA is effectively removing Idaho Power's disincentive to aggressively pursue energy efficiency programs. In May 2015, the IPUC approved a settlement stipulation that modified the FCA mechanism by replacing weather-normalized billed sales with actual billed sales in the calculation of the FCA, applicable for the entirety of calendar year 2015 and thereafter, and reflected in FCA charges effective June 1, 2016.

Notable Oregon Regulatory Matters

Oregon Base Rate Changes: Oregon base rates were most recently established in a general rate case in 2012. In February 2012, the OPUC issued an order approving a settlement stipulation that provided for a $1.8 million base rate increase, a return on equity of 9.9 percent, and an overall rate of return of 7.757 percent in the Oregon jurisdiction. New rates in conformity with the settlement stipulation were effective March 1, 2012. Subsequently, in September 2012, the OPUC issued an order approving an approximately $3.0 million increase in annual Oregon jurisdiction base rates, effective October 1, 2012, for inclusion of the Langley Gulch power plant in Idaho Power's Oregon rate base.

Federal Regulatory Matters - Open Access Transmission Tariff Rates

Idaho Power uses a formula rate for transmission service provided under its OATT, which allows transmission rates to be updated annually based primarily on financial and operational data Idaho Power files with the FERC.  Idaho Power's OATT rates submitted to the FERC in Idaho Power's four most recent annual OATT Final Informational Filings were as follows:

Applicable Period	OATT Rate (per kW-year)
October 1, 2015 to September 30, 2016	$23.43
October 1, 2014 to September 30, 2015	$22.48
October 1, 2013 to September 30, 2014	$22.80
October 1, 2012 to September 30, 2013	$21.29

Idaho Power's current OATT rate is based on a net annual transmission revenue requirement of $121.3 million, which represents the OATT formulaic determination of Idaho Power's net cost of providing OATT-based transmission service.

4.  LONG-TERM DEBT

The following table summarizes IDACORP's and Idaho Power's long-term debt at December 31 (in thousands of dollars):

	2015	2014
First mortgage bonds:
6.025% Series due 2018	$—	$120,000
6.15% Series due 2019	100,000	100,000
4.50% Series due 2020	130,000	130,000
3.40% Series due 2020	100,000	100,000
2.95% Series due 2022	75,000	75,000
2.50% Series due 2023	75,000	75,000
6% Series due 2032	100,000	100,000
5.50% Series due 2033	70,000	70,000
5.50% Series due 2034	50,000	50,000
5.875% Series due 2034	55,000	55,000
5.30% Series due 2035	60,000	60,000
6.30% Series due 2037	140,000	140,000
6.25% Series due 2037	100,000	100,000
4.85% Series due 2040	100,000	100,000
4.30% Series due 2042	75,000	75,000
4.00% Series due 2043	75,000	75,000
3.65% Series Due 2045	250,000	—
Total first mortgage bonds	1,555,000	1,425,000
Pollution control revenue bonds:
5.15% Series due 2024(1)	49,800	49,800
5.25% Series due 2026(1)	116,300	116,300
Variable Rate Series 2000 due 2027	4,360	4,360
Total pollution control revenue bonds	170,460	170,460
American Falls bond guarantee	19,885	19,885
Milner Dam note guarantee	2,127	3,191
Unamortized issuance costs and discounts	(20,998)	(18,850)
Total IDACORP and Idaho Power outstanding debt(2)	1,726,474	1,599,686
Current maturities of long-term debt	(1,064)	(1,064)
Total long-term debt	$1,725,410	$1,598,622

(1) Humboldt County and Sweetwater County Pollution Control Revenue Bonds are secured by the first mortgage, bringing the total first mortgage bonds outstanding at December 31, 2015 to $1.721 billion.
(2) At December 31, 2015 and 2014, the overall effective cost of Idaho Power's outstanding debt was 4.96 percent and 5.19 percent, respectively.

At December 31, 2015, the maturities for the aggregate amount of IDACORP and Idaho Power long-term debt outstanding were as follows (in thousands of dollars):

2016	2017	2018	2019	2020	Thereafter
$1,064	$1,064	$—	$100,000	$230,000	$1,415,344

Long-Term Debt Issuances, Maturities, and Availability

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

In April 2013, Idaho Power received orders from the IPUC, OPUC, and Wyoming Public Service Commission (WPSC) authorizing Idaho Power to issue and sell from time to time up to $500 million in aggregate principal amount of debt securities and first mortgage bonds, subject to conditions specified in the orders. Authority from the IPUC was through April 9, 2015. On April 1, 2015, the IPUC approved a two-year extension through April 9, 2017, continuing Idaho Power's authorization to issue and sell from time to time debt securities and first mortgage bonds. The OPUC's and WPSC's orders do not impose a time limitation for issuances, but the OPUC order does impose a number of other conditions, including a maximum interest rate limit of seven percent.

On May 22, 2013, IDACORP and Idaho Power filed a joint shelf registration statement with the SEC, which became effective upon filing, for the offer and sale of, in the case of Idaho Power, an unspecified principal amount of its first mortgage bonds and debt securities. On July 12, 2013, Idaho Power entered into a Selling Agency Agreement with eight banks named in the agreement in connection with the potential issuance and sale from time to time of up to $500 million aggregate principal amount of first mortgage bonds, secured medium term notes, Series J (Series J Notes), under Idaho Power’s Indenture of Mortgage and Deed of Trust, dated as of October 1, 1937, as amended and supplemented (Indenture). Also on July 12, 2013, Idaho Power entered into the Forty-seventh Supplemental Indenture, dated as of July 1, 2013, to the Indenture. The Forty-seventh Supplemental Indenture provides for, among other items, the issuance of up to $500 million in aggregate principal amount of Series J Notes pursuant to the Indenture. As of December 31, 2015, $250 million in principal amount of Series J Notes remained available for issuance under the Indenture.

Mortgage: As of December 31, 2015, Idaho Power could issue under its Indenture approximately $1.5 billion of additional first mortgage bonds based on retired first mortgage bonds and total unfunded property additions. These amounts are further limited by the maximum amount of first mortgage bonds set forth in the Indenture.

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

5.  NOTES PAYABLE

Credit Facilities

On November 6, 2015, IDACORP and Idaho Power entered into Credit Agreements replacing the existing Second Amended and Restated Credit Agreements, dated October 26, 2011, to provide credit facilities that may be used for general corporate purposes and commercial paper backup. IDACORP's credit facility consists of a revolving line of credit not to exceed the aggregate principal amount at any one time outstanding of $100 million, including swingline loans in an aggregate principal amount at any time outstanding not to exceed $10 million, and letters of credit in an aggregate principal amount at any time outstanding not to exceed $50 million. Idaho Power's credit facility consists of a revolving line of credit, through the issuance of loans and standby letters of credit, not to exceed the aggregate principal amount at any one time outstanding of $300 million, including swingline loans in an aggregate principal amount at any time outstanding not to exceed $30 million, and letters of credit in an aggregate principal amount at any time outstanding not to exceed $100 million. IDACORP and Idaho Power have the right to request an increase in the aggregate principal amount of the facilities to $150 million and $450 million, respectively, in each case subject to certain conditions.

The IDACORP and Idaho Power credit facilities have similar terms and conditions. The interest rates for any borrowings under the facilities are based on either (1) a floating rate that is equal to the highest of the prime rate, federal funds rate plus 0.5 percent, or LIBOR rate plus 1.0 percent, or (2) the LIBOR rate, plus, in each case, an applicable margin, provided that the federal funds rate and LIBOR rate will not be less than 0.0 percent. The margin is based on IDACORP's or Idaho Power's, as applicable, senior unsecured long-term indebtedness credit rating by Moody's Investors Service, Inc., Standard and Poor's Ratings Services, and Fitch Rating Services, Inc., as set forth on a schedule to the credit agreements. Under their respective credit facilities, the companies pay a facility fee on the commitment based on the respective company's credit rating for senior unsecured long-term debt securities. The credit facilities mature on November 6, 2020, though IDACORP and Idaho Power may request up to two one-year extensions of the credit agreements, subject to certain conditions.

At December 31, 2015, no loans were outstanding under either IDACORP's or Idaho Power's facilities.  At December 31, 2015, Idaho Power had regulatory authority to incur up to $450 million in principal amount of short-term indebtedness at any one time outstanding. Balances (in thousands of dollars) and interest rates of IDACORP’s and Idaho Power's short-term borrowings were as follows at December 31, 2015 and December 31, 2014:

	IDACORP		Idaho Power		Total
	2015	2014	2015	2014	2015	2014
Commercial paper balances:
At the end of year	$20,000	$31,300	$—	$—	$20,000	$31,300
Average during the year	$22,054	$37,786	$—	$—	$22,054	$37,786
Weighted-average interest rate
At the end of the year	0.88%	0.43%	—%	—%	0.88%	0.43%

6.  COMMON STOCK

IDACORP Common Stock

The following table summarizes IDACORP common stock transactions during the last three years and shares reserved at December 31, 2015:

	Shares issued			Shares reserved
	2015	2014	2013	December 31, 2015
Balance at beginning of year	50,308,702	50,233,463	50,158,486
Continuous equity program	—	—	—	3,000,000
Dividend reinvestment and stock purchase plan	—	—	—	2,576,723
Employee savings plan	—	—	—	3,567,954
Long-term incentive and compensation plan	43,349	75,239	74,977	1,424,695
Restricted stock plan	—	—	—	256,154
Balance at end of year	50,352,051	50,308,702	50,233,463

IDACORP has historically entered into sales agency agreements as a means of selling its common stock from time to time pursuant to a continuous equity program. On July 12, 2013, IDACORP entered into its current Sales Agency Agreement with BNY Mellon Capital Markets, LLC (BNYMCM). Under the agreement, IDACORP may offer and sell up to 3 million shares of its common stock from time to time in at-the-market offerings through BNYMCM as IDACORP's agent. IDACORP has no obligation to issue any minimum number of shares under the Sales Agency Agreement. As of the date of this report, no shares of IDACORP common stock have been issued under the current Sales Agency Agreement.

Restrictions on Dividends

Idaho Power’s ability to pay dividends on its common stock held by IDACORP and IDACORP’s ability to pay dividends on its common stock are limited to the extent payment of such dividends would violate the covenants in their respective credit facilities or Idaho Power’s Revised Code of Conduct. A covenant under IDACORP’s credit facility and Idaho Power’s credit facility requires IDACORP and Idaho Power to maintain leverage ratios of consolidated indebtedness to consolidated total capitalization, as defined therein, of no more than 65 percent at the end of each fiscal quarter.  At December 31, 2015, the leverage ratios for IDACORP and Idaho Power were 46 percent and 48 percent, respectively.  Based on these restrictions, IDACORP’s and Idaho Power’s dividends were limited to $1.1 billion and $980 million, respectively, at December 31, 2015.  There are additional facility covenants, subject to exceptions, that prohibit or restrict the sale or disposition of property without consent and any agreements restricting dividend payments to the company from any material subsidiary. At December 31, 2015, IDACORP and Idaho Power were in compliance with those covenants.

Idaho Power’s Revised Policy and Code of Conduct relating to transactions between and among Idaho Power, IDACORP, and other affiliates, which was approved by the IPUC in April 2008, provides that Idaho Power will not pay any dividends to IDACORP that will reduce Idaho Power’s common equity capital below 35 percent of its total adjusted capital without IPUC approval. At December 31, 2015, Idaho Power's common equity capital was 52 percent of its total adjusted capital. Further, Idaho Power must obtain approval from the OPUC before it can directly or indirectly loan funds or issue notes or give credit on its books to IDACORP.

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

The LTICP (for officers, key employees, and directors) permits the grant of stock options, restricted stock, performance shares, and several other types of stock-based awards.  The RSP (for officers and key employees) permits only the grant of restricted stock or performance-based restricted stock.  At December 31, 2015, the maximum number of shares available under the LTICP and RSP were 1,043,542 and 15,796, respectively, excluding (i) issued but unvested performance-based restricted shares and (ii) issued but unvested time-based restricted shares.

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

Performance-based restricted stock awards have three-year vesting periods and entitle the recipients to voting rights.  Unvested shares are restricted as to disposition, subject to forfeiture under certain circumstances, and subject to the attainment of specific performance conditions over the three-year vesting period.  The performance conditions are two equally-weighted metrics, cumulative earnings per share (CEPS) and total shareholder return (TSR) relative to a peer group.  Depending on the level of attainment of the performance conditions and the year issued, the final number of shares awarded can range from zero to 150 percent of the target award for awards granted prior to 2015 and from zero to 200 percent of the target award for awards granted in 2015.  Dividends are accrued during the vesting period and paid out based on the final number of shares awarded.

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

A summary of restricted stock and performance share activity is presented below.  Idaho Power share amounts represent the portion of IDACORP amounts related to Idaho Power employees:

	IDACORP		Idaho Power
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested shares at January 1, 2015	255,073	$43.90	250,396	$43.91
Shares granted	116,781	54.01	115,863	54.05
Shares forfeited	(10,904)	55.32	(10,413)	55.63
Shares vested	(130,130)	36.91	(127,056)	36.84
Nonvested shares at December 31, 2015	230,820	$52.41	228,790	$52.44

The total fair value of shares vested during the years ended December 31, 2015, 2014, and 2013 was $8.3 million, $6.6 million, and $5.0 million, respectively.  At December 31, 2015, IDACORP had $4.7 million of total unrecognized compensation cost related to nonvested share-based compensation that was expected to vest.  Idaho Power’s share of this amount was $4.7 million.  These costs are expected to be recognized over a weighted-average period of 1.68 years.  IDACORP uses original issue and/or treasury shares for these awards.

In 2015, a total of 15,324 shares were awarded to directors at a grant date fair value of $62.62 per share.  Directors elected to defer receipt of 3,831 of these shares, which are being held as deferred stock units with dividend equivalents reinvested in additional stock units.

Compensation Expense:  The following table shows the compensation cost recognized in income and the tax benefits resulting from these plans, as well as the amounts allocated to Idaho Power for those costs associated with Idaho Power’s employees (in thousands of dollars):

	IDACORP			Idaho Power
	2015	2014	2013	2015	2014	2013
Compensation cost	$5,299	$5,609	$4,888	$5,221	$5,458	$4,783
Income tax benefit	2,072	2,193	1,911	2,042	2,134	1,870

No equity compensation costs have been capitalized.

8.  EARNINGS PER SHARE

The following table presents the computation of IDACORP’s basic and diluted earnings per share for the years ended December 31, 2015, 2014, and 2013 (in thousands, except for per share amounts):

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net income attributable to IDACORP, Inc.	$194,679	$193,480	$182,417
Denominator:
Weighted-average common shares outstanding - basic	50,220	50,131	50,052
Effect of dilutive securities	72	68	74
Weighted-average common shares outstanding - diluted	50,292	50,199	50,126
Basic earnings per share	$3.88	$3.86	$3.64
Diluted earnings per share	$3.87	$3.85	$3.64

9.  COMMITMENTS

Purchase Obligations

At December 31, 2015, Idaho Power had the following long-term commitments relating to purchases of energy, capacity, transmission rights, and fuel (in thousands of dollars):

	2016	2017	2018	2019	2020	Thereafter
Cogeneration and power production	$199,156	$233,197	$241,356	$234,772	$234,316	$3,592,891
Fuel	60,122	43,276	16,206	9,169	8,833	114,417

As of December 31, 2015, Idaho Power had 784 MW nameplate capacity of PURPA-related projects on-line, with an additional 448 MW nameplate capacity of projects projected to be on-line by June 1, 2017.  Of the 448 MW nameplate capacity of projected PURPA-related projects at the end of 2015, as of February 5, 2016, three contracts with solar projects with a combined nameplate capacity of 25 MW had terminated. Termination of the agreements reduced Idaho Power's contractual payment obligations by approximately $74 million over the 20-year lives of the terminated contracts. The power purchase contracts for these projects have original contract terms ranging from one to 35 years. Idaho Power's expenses associated with PURPA-related projects were approximately $131 million in 2015, $145 million in 2014, and $131 million in 2013.

Idaho Power also has the following long-term commitments for lease guarantees, equipment, maintenance and services, and industry related fees (in thousands of dollars):

	2016	2017	2018	2019	2020	Thereafter
Operating leases	$233	$971	$985	$1,062	$897	$12,625
Equipment, maintenance, and service agreements	48,707	11,703	14,869	9,214	12,095	83,721
FERC and other industry-related fees	12,894	12,746	12,746	8,632	5,942	29,708

IDACORP’s expense for operating leases was approximately $4.4 million in 2015, $5.9 million in 2014, and $5.3 million in 2013.

Guarantees

Through a self-bonding mechanism, Idaho Power guarantees its portion of reclamation activities and obligations at BCC, of which IERCo owns a one-third interest.  This guarantee, which is renewed annually with the Wyoming Department of Environmental Quality, was $73 million at December 31, 2015, representing IERCo's one-third share of BCC's total reclamation obligation.  BCC has a reclamation trust fund set aside specifically for the purpose of paying these reclamation costs.  At December 31, 2015, the value of the reclamation trust fund was $70 million. During 2015, the reclamation trust fund distributed approximately $6 million for reclamation activity costs associated with the BCC surface mine. BCC periodically assesses the adequacy of the reclamation trust fund and its estimate of future reclamation costs.  To ensure that the reclamation trust fund maintains adequate reserves, BCC has the ability to add a per-ton surcharge to coal sales, all of which are made to the Jim Bridger plant.  Starting in 2010, BCC began applying a nominal surcharge to coal sales in order to maintain adequate reserves in the reclamation trust fund.  Because of the existence of the fund and the ability to apply a per-ton surcharge, the estimated fair value of this guarantee is minimal.

IDACORP and Idaho Power enter into financial agreements and power purchase and sale agreements that include indemnification provisions relating to various forms of claims or liabilities that may arise from the transactions contemplated by these agreements.  Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnification provisions cannot be reasonably estimated.  IDACORP and Idaho Power periodically evaluate the likelihood of incurring costs under such indemnities based on their historical experience and the evaluation of the specific indemnities.  As of December 31, 2015, management believes the likelihood is remote that IDACORP or Idaho Power would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnification obligations.  Neither IDACORP nor Idaho Power has recorded any liability on their respective consolidated balance sheets with respect to these indemnification obligations.

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

Western Energy Proceedings

High prices for electricity, energy shortages, and blackouts in California and in the western wholesale markets during 2000 and 2001 caused numerous purchasers of electricity in those markets to initiate proceedings to consider requiring refunds and other forms of disgorgement from energy sellers. Some of these proceedings remain pending before the FERC or are on appeal to the United States Court of Appeals for the Ninth Circuit, and thus there remains some uncertainty about the ultimate outcome of the proceedings. Idaho Power and IESCo (as successor to IDACORP Energy L.P.) believe that the current state of the FERC's orders, if maintained, and the settlement releases they have obtained, will restrict potential claims that might result from the pending proceedings. As a result, IDACORP and Idaho Power predict that these matters will not have a material adverse effect on their respective results of operations or financial condition. However, if unanticipated orders are issued by the FERC or by the Ninth Circuit Court of Appeals or other courts, exposure to indirect claims in the proceedings could exist. These indirect claims would consist of so-called "ripple claims," which involve potential claims for refunds in the Pacific Northwest markets from an upstream seller of power based on a finding that its downstream buyer was liable for refunds as a seller of power during the relevant period. Given the speculative nature of ripple claims and in light of Idaho Power's and IESCo participating in the market as both a buyer and seller of energy, Idaho Power and IESCo are unable to estimate the possible loss or range of loss that could result from the proceedings and have no amount accrued relating to the proceedings. To the extent the availability of any ripple claims materializes, Idaho Power and IESCo will continue to vigorously defend their positions in the proceedings.
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

As of the date of this report, the proceedings are in preliminary stages and it is not possible to determine Idaho Power's potential liability, if any, or to reasonably estimate a possible loss or range of possible loss, if any, within the trustee's alternative prayers for relief. Idaho Power intends to vigorously defend against the claims.

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

Pension Plans

Idaho Power has two pension plans–a noncontributory defined benefit pension plan (pension plan) and a nonqualified defined benefit pension plan for certain senior management employees called the Security Plan for Senior Management Employees (SMSP).  Idaho Power also has a nonqualified defined benefit pension plan for directors that was frozen in 2002. Remaining vested benefits from that plan are included with the SMSP in the disclosures below. The benefits under these plans are based on years of service and the employee's final average earnings.

Idaho Power’s funding policy for the pension plan is to contribute at least the minimum required under the Employee Retirement Income Security Act of 1974 (ERISA) but not more than the maximum amount deductible for income tax purposes.  In 2015, 2014, and 2013 Idaho Power elected to contribute more than the minimum required amounts in order to bring the pension plan to a more funded position, to reduce future required contributions, and to reduce Pension Benefit Guaranty Corporation premiums.

The following table summarizes the changes in benefit obligations and plan assets of these plans (in thousands of dollars):

	Pension Plan		SMSP
	2015	2014	2015	2014

Change in projected benefit obligation:
Benefit obligation at January 1	$844,812	$695,093	$94,410	$77,773
Service cost	33,164	25,292	1,689	1,645
Interest cost	35,171	35,415	3,868	3,856
Actuarial (gain) loss	(47,952)	114,496	(352)	15,324
Benefits paid	(29,672)	(25,484)	(4,226)	(4,188)
Projected benefit obligation at December 31	835,523	844,812	95,389	94,410
Change in plan assets:
Fair value at January 1	559,719	545,092	—	—
Actual return on plan assets	(9,431)	10,111	—	—
Employer contributions	39,000	30,000	—	—
Benefits paid	(29,672)	(25,484)	—	—
Fair value at December 31	559,616	559,719	—	—
Funded status at end of year	$(275,907)	$(285,093)	$(95,389)	$(94,410)
Amounts recognized in the statement of financial position consist of:
Other current liabilities	$—	$—	$(4,423)	$(4,193)
Noncurrent liabilities	(275,907)	(285,093)	(90,966)	(90,217)
Net amount recognized	$(275,907)	$(285,093)	$(95,389)	$(94,410)
Amounts recognized in accumulated other comprehensive income consist of:
Net loss	$253,212	$263,350	$34,260	$38,808
Prior service cost	74	295	673	857
Subtotal	253,286	263,645	34,933	39,665
Less amount recorded as regulatory asset	(253,286)	(263,645)	—	—
Net amount recognized in accumulated other comprehensive income	$—	$—	$34,933	$39,665
Accumulated benefit obligation	$714,994	$719,617	$86,838	$84,684

As a non-qualified plan, the SMSP has no plan assets. However, Idaho Power has a Rabbi trust designated to provide funding for SMSP obligations. The Rabbi trust holds investments in marketable securities and corporate-owned life insurance. The recorded value of these investments was approximately $69.3 million and $65.0 million at December 31, 2015 and 2014, respectively, and is reflected in Investments and in Company-owned life insurance on the consolidated balance sheets.

The following table shows the components of net periodic benefit cost for these plans (in thousands of dollars). For purposes of calculating the expected return on plan assets, the market-related value of assets is equal to the fair value of the assets.

	Pension Plan			SMSP
	2015	2014	2013	2015	2014	2013
Service cost	$33,164	$25,292	$31,357	$1,689	$1,645	$2,178
Interest cost	35,171	35,415	31,830	3,868	3,856	3,258
Expected return on assets	(42,310)	(42,289)	(35,755)	—	—	—
Amortization of net loss	13,927	3,911	17,118	4,195	2,618	2,840
Amortization of prior service cost	221	347	347	185	220	212
Net periodic pension cost	40,173	22,676	44,897	9,937	8,339	8,488
Adjustments due to the effects of regulation(1)	(21,173)	12,124	(9,013)	—	—	—
Net periodic benefit cost recognized for financial reporting	$19,000	$34,800	$35,884	$9,937	$8,339	$8,488

(1) Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, income statement recognition of pension plan costs is deferred until costs are recovered through rates.

The following table shows the components of other comprehensive income for the plans (in thousands of dollars):

	Pension Plan			SMSP
	2015	2014	2013	2015	2014	2013
Actuarial (loss) gain during the year	$(3,790)	$(146,674)	$154,261	$353	$(15,324)	$4,664
Reclassification adjustments for:
Amortization of net loss	13,927	3,911	17,118	4,195	2,618	2,840
Amortization of prior service cost	221	347	347	185	220	212
Adjustment for deferred tax effects	(4,050)	55,678	(67,136)	(1,851)	4,881	(3,017)
Adjustment due to the effects of regulation	(6,308)	86,738	(104,590)	—	—	—
Other comprehensive income recognized related to pension benefit plans	$—	$—	$—	$2,882	$(7,605)	$4,699

In 2016, IDACORP and Idaho Power expect to recognize as components of net periodic benefit cost $17.3 million from amortizing amounts recorded in accumulated other comprehensive income (or as a regulatory asset for the pension plan) as of December 31, 2015, relating to the pension plan and SMSP.  This amount consists of $13.5 million of amortization of net loss and $0.1 million of amortization of prior service cost for the pension plan, and $3.5 million of amortization of net loss and $0.2 million of amortization of prior service cost for the SMSP.

The following table summarizes the expected future benefit payments of these plans (in thousands of dollars):

	2016	2017	2018	2019	2020	2021-2025
Pension Plan	$30,086	$32,529	$35,156	$37,795	$40,527	$241,079
SMSP	4,516	4,582	4,371	4,547	4,964	25,659

As of December 31, 2015, IDACORP's and Idaho Power's minimum required contributions to the pension plan are estimated to be zero in 2016, though Idaho Power plans to contribute at least $20 million to the pension plan during 2016 in order to help balance the regulatory collection of these expenditures with the amount and timing of contributions and to mitigate the cost of being in an underfunded position.

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

The following table summarizes the changes in benefit obligation and plan assets (in thousands of dollars):

	2015	2014
Change in accumulated benefit obligation:
Benefit obligation at January 1	$65,999	$57,341
Service cost	1,235	1,011
Interest cost	2,678	2,841
Actuarial (gain) loss	(5,008)	7,026
Benefits paid(1)	(2,511)	(2,220)
Benefit obligation at December 31	62,393	65,999
Change in plan assets:
Fair value of plan assets at January 1	38,375	37,111
Actual return on plan assets	85	3,888
Employer contributions(1)	(383)	(404)
Benefits paid(1)	(2,511)	(2,220)
Fair value of plan assets at December 31	35,566	38,375
Funded status at end of year (included in noncurrent liabilities)	$(26,827)	$(27,624)

(1) Contributions and benefits paid are each net of $3,518 thousand and $3,379 thousand of plan participant contributions, and $330 thousand and $344 thousand of Medicare Part D subsidy receipts for 2015 and 2014, respectively.

Amounts recognized in accumulated other comprehensive income consist of the following (in thousands of dollars):

	2015	2014
Net (gain) loss	$(1,654)	$759
Prior service cost	130	145
Subtotal	(1,524)	904
Less amount recognized in regulatory assets	1,524	(904)
Net amount recognized in accumulated other comprehensive income	$—	$—

The net periodic postretirement benefit cost was as follows (in thousands of dollars):

	2015	2014	2013
Service cost	$1,235	$1,011	$1,315
Interest cost	2,678	2,841	2,633
Expected return on plan assets	(2,680)	(2,595)	(2,328)
Amortization of net loss	—	—	98
Amortization of prior service cost	15	183	(229)
Net periodic postretirement benefit cost	$1,248	$1,440	$1,489

The following table shows the components of other comprehensive income for the plan (in thousands of dollars):

	2015	2014	2013
Actuarial gain (loss) during the year	$2,413	$(5,733)	$20,673
Reclassification adjustments for:
Amortization of net loss	—	—	98
Amortization of prior service cost	15	183	(229)
Adjustment for deferred tax effects	(949)	2,170	(8,031)
Adjustment due to the effects of regulation	(1,479)	3,380	(12,511)
Other comprehensive income related to postretirement benefit plans	$—	$—	$—

In 2016, IDACORP and Idaho Power expect to recognize as components of net periodic benefit cost $26 thousand from amortizing amounts recorded in accumulated other comprehensive income as of December 31, 2015, relating to the postretirement benefit plan.  The entire amount represents $26 thousand of amortization of prior service cost.

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

The following table summarizes the expected future benefit payments of the postretirement benefit plan and expected Medicare Part D subsidy receipts (in thousands of dollars):

	2016	2017	2018	2019	2020	2021-2025
Expected benefit payments	$4,010	$4,050	$4,100	$4,150	$4,190	$21,030
Expected Medicare Part D subsidy receipts	380	430	470	510	560	3,480

Plan Assumptions

The following table sets forth the weighted-average assumptions used at the end of each year to determine benefit obligations for all Idaho Power-sponsored pension and postretirement benefits plans:

	Pension Plan		SMSP		Postretirement Benefits
	2015	2014	2015	2014	2015	2014
Discount rate	4.60%	4.25%	4.60%	4.20%	4.60%	4.20%
Rate of compensation increase(1)	4.11%	4.30%	4.50%	4.50%	—	—
Medical trend rate	—	—	—	—	9.7%	6.4%
Dental trend rate	—	—	—	—	5.0%	5.0%
Measurement date	12/31/2015	12/31/2014	12/31/2015	12/31/2014	12/31/2015	12/31/2014

(1) The 2015 rate of compensation increase assumption for the pension plan includes an inflation component of 2.50% plus a 1.61% composite merit increase component that is based on employees' years of service. Merit salary increases are assumed to be 8.0% for employees in their first year of service and scale down to 0% for employees in their fortieth year of service and beyond.

The following table sets forth the weighted-average assumptions used to determine net periodic benefit cost for all Idaho Power-sponsored pension and postretirement benefit plans:

	Pension Plan			SMSP			Postretirement Benefits
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Discount rate	4.25%	5.20%	4.20%	4.20%	5.10%	4.15%	4.20%	5.15%	4.20%
Expected long-term rate of return on assets	7.50%	7.75%	7.75%	—	—	—	7.25%	7.25%	7.25%
Rate of compensation increase	4.11%	4.30%	4.38%	4.50%	4.50%	4.50%	—	—	—
Medical trend rate	—	—	—	—	—	—	9.7%	6.4%	6.8%
Dental trend rate	—	—	—	—	—	—	5.0%	5.0%	5.0%

In October 2014, the Society of Actuaries released a new set of mortality tables referred to as RP-2014. Mortality tables are used by defined benefit plans to estimate the life expectancy of plan participants and the expected length of benefit payments in retirement. Idaho Power's measurement of its plan benefit obligations as of December 31, 2015 and 2014, and its net periodic benefit cost for 2015, reflect the adoption of the new tables, which was not material.

The assumed health care cost trend rate used to measure the expected cost of health benefits covered by the postretirement plan was 9.7 percent in 2015 and is assumed to decrease to 8.3 percent in 2016, 6.8 percent in 2017, 5.4 percent in 2018 and to gradually decrease to 4.8 percent by 2099.  The assumed dental cost trend rate used to measure the expected cost of dental benefits covered by the plan was 5.0 percent, or equal to the medical trend rate if lower, for all years.  A one percentage point change in the assumed health care cost trend rate would have the following effects at December 31, 2015 (in thousands of dollars):

	One-Percentage-Point
	Increase	Decrease
Effect on total of cost components	$407	$(297)
Effect on accumulated postretirement benefit obligation	3,719	(2,838)

Plan Assets

Pension Asset Allocation Policy: The target allocation and actual allocations at December 31, 2015 for the pension asset portfolio by asset class is set forth below:

Asset Class	Target Allocation	Actual Allocation December 31, 2015
Debt securities	24%	25%
Equity securities	54%	55%
Real estate	6%	7%
Other plan assets	16%	13%
Total	100%	100%

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

	Level 1	Level 2	Level 3	Total
Assets at December 31, 2015
Pension plan assets:
Cash and cash equivalents	$10,519	$—	$—	$10,519
Short-term bonds	11,023	—	—	11,023
Intermediate bonds	11,499	92,742	—	104,241
Long-term bonds	—	21,747	—	21,747
Equity Securities: Large-Cap	73,489	—	—	73,489
Equity Securities: Mid-Cap	64,397	—	—	64,397
Equity Securities: Small-Cap	47,777	—	—	47,777
Equity Securities: Micro-Cap	22,186	—	—	22,186
Equity Securities: International	7,698	59,787	—	67,485
Equity Securities: Emerging Markets	9,679	23,167	—	32,846
Real estate	—	—	39,035	39,035
Private market investments	—	—	37,316	37,316
Commodities funds	—	27,555	—	27,555
Total pension assets	$258,267	$224,998	$76,351	$559,616
Postretirement plan assets(1)	$16	$35,550	$—	$35,566

Assets at December 31, 2014
Pension plan assets:
Cash and cash equivalents	$19,190	$—	$—	$19,190
Short-term bonds	—	10,991	—	10,991
Intermediate bonds	—	101,867	—	101,867
Long-term bonds	—	21,615	—	21,615
Equity Securities: Large-Cap	66,151	—	—	66,151
Equity Securities: Mid-Cap	68,974	—	—	68,974
Equity Securities: Small-Cap	50,972	—	—	50,972
Equity Securities: Micro-Cap	22,962	—	—	22,962
Equity Securities: International	6,555	57,705	—	64,260
Equity Securities: Emerging Markets	8,629	22,915	—	31,544
Real estate	—	—	33,996	33,996
Private market investments	—	—	37,118	37,118
Commodities funds	—	30,079	—	30,079
Total pension assets	$243,433	$245,172	$71,114	$559,719
Postretirement plan assets(1)	$11	$38,364	$—	$38,375

(1) The postretirement benefits assets are primarily life insurance contracts.

For the year ended December 31, 2015, there were no significant transfers into or out of Levels 1, 2, or 3. For the year ended December 31, 2014, there were $23.1 million of mid-cap equity security investments that were transferred from Level 2 to Level 1.

The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3) (in thousands of dollars):

	Private Equity	Real Estate	Total
Beginning balance - January 1, 2014	$33,709	$28,019	$61,728
Realized gains	1,430	866	2,296
Unrealized (losses) gains	(545)	1,305	760
Purchases	2,434	3,806	6,240
Settlements	90	—	90
Ending balance - December 31, 2014	37,118	33,996	71,114
Realized gains	1,897	923	2,820
Unrealized (losses) gains	(3,152)	3,193	41
Purchases	2,255	923	3,178
Sales	(802)	—	(802)
Ending balance - December 31, 2015	$37,316	$39,035	$76,351

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

Employee Savings Plan

Idaho Power has a defined contribution plan designed to comply with Section 401(k) of the Internal Revenue Code and that covers substantially all employees.  Idaho Power matches specified percentages of employee contributions to the plan.  Matching annual contributions were approximately $7 million each year from 2013 to 2015.

Post-employment Benefits

Idaho Power provides certain benefits to former or inactive employees, their beneficiaries, and covered dependents after employment but before retirement, in addition to the health care benefits required under the Consolidated Omnibus Budget Reconciliation Act.  These benefits include salary continuation, health care and life insurance for those employees found to be disabled under Idaho Power’s disability plans, and health care for surviving spouses and dependents.  Idaho Power accrues a liability for such benefits.  The post employment benefit amounts included in other deferred credits on IDACORP’s and Idaho Power’s consolidated balance sheets at both December 31, 2015 and 2014 were $2.0 million.

12.  PROPERTY, PLANT AND EQUIPMENT AND JOINTLY-OWNED PROJECTS

The following table presents the major classifications of Idaho Power’s utility plant in service, annual depreciation provisions as a percent of average depreciable balance, and accumulated provision for depreciation for the years 2015 and 2014 (in thousands of dollars):

	2015		2014
	Balance	Avg Rate	Balance	Avg Rate
Production	$2,422,175	2.46%	$2,316,941	2.48%
Transmission	1,077,065	2.01%	1,016,207	2.03%
Distribution	1,578,445	2.72%	1,516,933	2.72%
General and Other	407,779	5.62%	398,131	5.49%
Total in service	5,485,464	2.68%	5,248,212	2.68%
Accumulated provision for depreciation	(1,913,927)		(1,841,011)
In service - net	$3,571,537		$3,407,201

Idaho Power's ownership interest in three jointly-owned generating facilities is included in the table above.  Under the joint operating agreements for these facilities, each participating utility is responsible for financing its share of construction, operating, and leasing costs.  Idaho Power's proportionate share of operating expenses for each facility is included in the Consolidated Statements of Income. These jointly-owned facilities, including balance sheet amounts and the extent of Idaho Power’s participation, were as follows at December 31, 2015 (in thousands of dollars):

Name of Plant	Location	Utility Plant in Service	Construction Work in Progress	Accumulated Provision for Depreciation	Ownership %	MW(1)
Jim Bridger Units 1-4	Rock Springs, WY	$641,382	$46,094	$296,671	33	771
Boardman	Boardman, OR	81,252	113	63,715	10	64
Valmy Units 1 and 2	Winnemucca, NV	402,276	1,135	184,604	50	284

(1) Idaho Power’s share of nameplate capacity.

IERCo, Idaho Power’s wholly-owned subsidiary, is a joint venturer in BCC.  Idaho Power’s coal purchases from the joint venture were $93 million in 2015 and $79 million in each of 2014 and 2013.

Idaho Power has contracts to purchase the energy from four PURPA qualified facilities that are 50 percent owned by Ida-West.  Idaho Power’s power purchases from these facilities were $8 million in 2015 and $9 million in each of 2014 and 2013.

IDACORP's consolidated VIE, Marysville, owns a hydroelectric plant with a net book value of approximately $19 million at December 31, 2015 and 2014.

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

Idaho Power’s recorded AROs relate to the removal of polychlorinated biphenyl-contaminated equipment at its distribution facilities and the reclamation and removal costs at its jointly-owned coal-fired generation facilities.  In 2015, changes in estimates at its distribution facilities and at the coal-fired generation facilities resulted in a net increase of $5.0 million in the recorded AROs. The increase in the AROs in 2015 is primarily related to the impact of new coal combustion residual regulations on the Bridger generating facility.

Idaho Power also has additional AROs associated with its transmission system, hydroelectric facilities, natural gas-fired generation facilities, and jointly owned coal-fired generation facilities; however, due to the indeterminate removal date, the fair value of the associated liabilities currently cannot be estimated and no amounts are recognized in the consolidated financial statements.

The regulated operations of Idaho Power also collect removal costs in rates for certain assets that do not have associated AROs.  Idaho Power is required to redesignate these removal costs as regulatory liabilities.  See Note 3 for the removal costs recorded as regulatory liabilities on IDACORP’s and Idaho Power’s consolidated balance sheets as of December 31, 2015 and 2014.

The following table presents the changes in the carrying amount of AROs (in thousands of dollars):

	2015	2014
Balance at beginning of year	$21,930	$25,765
Accretion expense	993	1,061
Revisions in estimated cash flows	5,043	(4,140)
Liability settled	(1,813)	(756)
Balance at end of year	$26,153	$21,930

14.  INVESTMENTS

The table below summarizes IDACORP’s and Idaho Power’s investments as of December 31 (in thousands of dollars):

	2015	2014
Idaho Power investments:
Bridger Coal Company (equity method investment)	$95,159	$96,219
Exchange traded short-term bond funds and cash equivalents	24,459	44,942
Executive deferred compensation plan investments	102	141
Other investments	—	1
Total Idaho Power investments	119,720	141,303
Investments in affordable housing (IDACORP Financial Services)	9,909	12,762
Ida-West joint ventures (equity method investments)	11,123	11,393
Total IDACORP investments	$140,752	$165,458

Equity Method Investments

Idaho Power, through its subsidiary IERCo, is a 33 percent owner of BCC.  Ida-West, through separate subsidiaries, owns 50 percent of three electric generation projects that are accounted for using the equity method:  South Forks Joint Venture, Hazelton/Wilson Joint Venture, and Snow Mountain Hydro LLC.  All projects are reviewed periodically for impairment.  The table below presents IDACORP’s and Idaho Power’s earnings (loss) of unconsolidated equity-method investments (in thousands of dollars):

	2015	2014	2013
Bridger Coal Company (Idaho Power)	$9,773	$10,814	$10,242
Ida-West joint ventures	1,355	1,614	1,707
Other	—	(56)	(10)
Total	$11,128	$12,372	$11,939

Investments in Equity Securities

Investments in securities classified as available-for-sale securities are reported at fair value.  Any unrealized gains or losses on available-for-sale securities are included in income, as the fair value option has been elected for these instruments. Unrealized gains and losses on available-for-sale securities were immaterial at December 31, 2015 and December 31, 2014. The following table summarizes sales of available-for-sale securities (in thousands of dollars):

	2015	2014	2013
Proceeds from sales	$34,243	$—	$25,661
Gross realized gains from sales	—	—	11,637
Gross realized losses from sales	—	—	—

At the end of each reporting period, IDACORP and Idaho Power analyze securities in loss positions to determine whether they have experienced a decline in market value that is considered other-than-temporary.  At December 31, 2015 and December 31, 2014, there were no indicators of other-than-temporary impairment related to IDACORP's and Idaho Power's investments.

Investments in Affordable Housing

IFS invests primarily in affordable housing developments, which provide a return principally by reducing federal and state income taxes through tax credits and accelerated tax depreciation benefits. IFS has focused on a diversified approach to its investment strategy in order to limit both geographic and operational risk, with most of IFS’s investments having been made through syndicated funds.

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

The table below presents the gains and losses on derivatives not designated as hedging instruments for the years ended December 31, 2015, 2014 and 2013 (in thousands of dollars):

	Location of Realized Gain/(Loss) on Derivatives Recognized in Income	Gain/(Loss) on Derivatives Recognized in Income(1)
		2015	2014	2013
Financial swaps	Off-system sales	$2,882	$(4,119)	$(2,637)
Financial swaps	Purchased power	748	(1,416)	947
Financial swaps	Fuel expense	(6,045)	3,862	731
Financial swaps	Other operations and maintenance	(50)	(158)	35
Forward contracts	Off-system sales	—	277	185
Forward contracts	Purchased power	(6)	(279)	(196)
Forward contracts	Fuel expense	54	94	217
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

Derivative Instrument Summary

The table below presents the fair values and locations of derivative instruments not designated as hedging instruments recorded on the balance sheets and reconciles the gross amounts of derivatives recognized as assets and as liabilities to the net amounts presented in the balance sheets at December 31, 2015 and 2014 (in thousands of dollars):

		Asset Derivatives				Liability Derivatives
	Balance Sheet Location	Gross Fair Value	Amounts Offset		Net Assets	Gross Fair Value	Amounts Offset		Net Liabilities

December 31, 2015
Current:
Financial swaps	Other current assets	$999	$(785)	(1)	$214	$785	$(785)		$—
Financial swaps	Other current liabilities	177	(177)		—	5,146	(177)		4,969
Forward contracts	Other current assets	64	—		64	—	—		—
Forward contracts	Other current liabilities	—	—		—	3	—		3
Long-term:
Financial swaps	Other assets	148	(22)		126	22	(22)		—
Total		$1,388	$(984)		$404	$5,956	$(984)		$4,972
December 31, 2014
Current:
Financial swaps	Other current assets	$2,509	$(2,002)		$507	$756	$(756)		$—
Financial swaps	Other current liabilities	379	(379)		—	4,335	(379)	(1)	3,956
Forward contracts	Other current assets	64	—		64	—	—		—
Forward contracts	Other current liabilities	—	—		—	5	—		5
Long-term:
Forward contracts	Other assets	63	—		63	—	—		—
Total		$3,015	$(2,381)		$634	$5,096	$(1,135)		$3,961

(1) Current asset and current liability derivative amounts offset include $0.9 million of collateral receivable and $1.2 million of collateral payable and for the periods ending December 31, 2015 and 2014, respectively.

The table below presents the volumes of derivative commodity forward contracts and swaps outstanding at December 31, 2015 and 2014 (in thousands of units):

		December 31,
Commodity	Units	2015	2014
Electricity purchases	MWh	357	115
Electricity sales	MWh	120	238
Natural gas purchases	MMBtu	11,597	6,913
Natural gas sales	MMBtu	78	409
Diesel purchases	Gallons	1,068	243

Credit Risk

At December 31, 2015, Idaho Power did not have material credit risk exposure from financial instruments, including derivatives.  Idaho Power monitors credit risk exposure through reviews of counterparty credit quality, corporate-wide counterparty credit exposure, and corporate-wide counterparty concentration levels.  Idaho Power manages these risks by establishing credit and concentration limits on transactions with counterparties and requiring contractual guarantees, cash deposits, or letters of credit from counterparties or their affiliates, as deemed necessary.  Idaho Power’s physical power contracts are commonly under Western Systems Power Pool agreements, physical gas contracts are usually under North American Energy Standards Board contracts, and financial transactions are usually under International Swaps and Derivatives Association, Inc. contracts. These contracts contain adequate assurance clauses requiring collateralization if a counterparty has debt that is downgraded below investment grade by at least one rating agency.

Credit-Contingent Features

Certain of Idaho Power's derivative instruments contain provisions that require Idaho Power's unsecured debt to maintain an investment grade credit rating from Moody's Investors Service and Standard & Poor's Ratings Services.  If Idaho Power's unsecured debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions.  The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position at December 31, 2015, was $5.7 million.  Idaho Power posted $0.9 million cash collateral related to this amount.  If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2015, Idaho Power would have been required to post an additional $9.0 million of cash collateral to its counterparties.

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

IDACORP’s and Idaho Power’s assessment of a particular input's significance to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy.  An item recorded at fair value is reclassified among levels when changes in the nature of valuation inputs cause the item to no longer meet the criteria for the level in which it was previously categorized. There were no transfers between levels or material changes in valuation techniques or inputs during the years ended December 31, 2015 and 2014.

The following table presents information about IDACORP’s and Idaho Power’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014 (in thousands of dollars):

	December 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds:
IDACORP - Parent	$1,000	$—	$—	$1,000	$—	$—	$—	$—
Idaho Power	10,000	—	—	10,000	100	—	—	100
Derivatives	340	64	—	404	506	128	—	634
Trading securities: Equity securities	102	—	—	102	141	—	—	141
Available-for-sale securities: ETFs	24,459	—	—	24,459	44,942	—	—	44,942
Liabilities:
Derivatives	$286	$4,686	$—	$4,972	$17	$3,944	$—	$3,961

Idaho Power’s derivatives are contracts entered into as part of its management of loads and resources.  Electricity derivatives are valued on the Intercontinental Exchange (ICE) with quoted prices in an active market.  Natural gas and diesel derivative valuations are performed using New York Mercantile Exchange (NYMEX) and ICE pricing, adjusted for location basis, which are also quoted under NYMEX and ICE pricing.  Trading securities consist of employee-directed investments held in a Rabbi Trust and are related to an executive deferred compensation plan.  Available-for-sale securities are exchange-traded short-term bond and money market funds related to the SMSP and are held in a Rabbi Trust.

The table below presents the carrying value and estimated fair value of financial instruments that are not reported at fair value, as of December 31, 2015 and 2014, using available market information and appropriate valuation methodologies (in thousands of dollars):

	December 31, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(thousands of dollars)
IDACORP
Assets:
Notes receivable(1)	$3,804	$3,804	$3,804	$3,804
Liabilities:
Long-term debt(1)	1,726,474	1,813,243	1,615,502	1,788,197
Idaho Power
Liabilities:
Long-term debt(1)	$1,726,474	$1,813,243	$1,615,502	$1,788,197

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

The table below summarizes the segment information for IDACORP’s utility operations and the total of all other segments, and reconciles this information to total enterprise amounts (in thousands of dollars):

	Utility Operations	All Other	Eliminations	Consolidated Total
2015
Revenues	$1,267,505	$2,784	$—	$1,270,289
Operating income	282,252	(155)	—	282,097
Other income	25,868	37	—	25,905
Interest income	3,037	64	(62)	3,039
Equity-method income	9,773	1,355	—	11,128
Interest expense	81,718	278	(62)	81,934
Income before income taxes	239,211	1,024	—	240,235
Income tax expense (benefit)	48,228	(2,468)	—	45,760
Income attributable to IDACORP, Inc.	190,983	3,696	—	194,679
Total assets	5,968,835	71,704	(17,225)	6,023,314
Expenditures for long-lived assets	278,905	52	—	278,957

2014
Revenues	$1,278,651	$3,873	$—	$1,282,524
Operating income	253,437	259	—	253,696
Other income	21,517	37	—	21,554
Interest income	2,705	34	(34)	2,705
Equity-method income	10,814	1,558	—	12,372
Interest expense	79,570	265	(34)	79,801
Income before income taxes	208,903	1,623	—	210,526
Income tax expense (benefit)	19,516	(2,744)	—	16,772
Income attributable to IDACORP, Inc.	189,387	4,093	—	193,480
Total assets	5,604,506	109,044	(12,513)	5,701,037
Expenditures for long-lived assets	273,911	183	—	274,094

2013
Revenues	$1,243,098	$3,116	$—	$1,246,214
Operating income	291,691	51	—	291,742
Other income	29,288	152	—	29,440
Interest income	2,426	44	(39)	2,431
Equity-method income	10,242	1,697	—	11,939
Interest expense	80,646	425	(39)	81,032
Income before income taxes	253,001	1,519	—	254,520
Income tax expense (benefit)	76,260	(4,034)	—	72,226
Income attributable to IDACORP, Inc.	176,741	5,676	—	182,417
Total assets	5,249,228	109,541	(11,389)	5,347,380
Expenditures for long-lived assets	235,306	4	—	235,310

18.  OTHER INCOME AND EXPENSE

The following table presents the components of IDACORP’s Other income, net and Idaho Power's Other (expense) income, net (in thousands of dollars):

IDACORP - Other income, net	2015	2014	2013
Investment income, net	$2,890	$2,655	$2,373
Carrying charges on regulatory assets	1,774	1,949	2,204
Gain on sale of investments	—	—	11,637
Other income	777	588	852
Life insurance proceeds, net of premiums	1,739	1,164	18
Other expenses	(21)	(28)	(71)
Total	$7,159	$6,328	$17,013
Idaho Power - Other (expense) income, net
Investment income, net	$2,889	$2,655	$2,369
Carrying charges on regulatory assets	1,774	1,949	2,204
Gain on sale of investments	—	—	11,637
Other income	739	551	700
SMSP expense	(9,937)	(8,339)	(8,488)
Life insurance proceeds, net of premiums	1,739	1,164	18
Other expense	(2,275)	(2,343)	(2,668)
Total	$(5,071)	$(4,363)	$5,772

19. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income includes net income, unrealized holding gains and losses on available-for-sale marketable securities, and amounts related to the SMSP. The table below presents changes in components of accumulated other comprehensive income (AOCI), net of tax, during the years ended December 31, 2015, 2014, and 2013 (in thousands of dollars). Items in parentheses indicate reductions to AOCI.

	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Total
December 31, 2013
Balance at beginning of period	$4,136	$(21,252)	$(17,116)
Other comprehensive income before reclassifications	2,951	2,840	5,791
Amounts reclassified out of AOCI	(7,087)	1,859	(5,228)
Net current-period other comprehensive income	(4,136)	4,699	563
Balance at end of period	$—	$(16,553)	$(16,553)
December 31, 2014
Balance at beginning of period	$—	$(16,553)	$(16,553)
Other comprehensive income before reclassifications	—	(9,333)	(9,333)
Amounts reclassified out of AOCI	—	1,728	1,728
Net current-period other comprehensive income	—	(7,605)	(7,605)
Balance at end of period	$—	$(24,158)	$(24,158)
December 31, 2015
Balance at beginning of period	$—	$(24,158)	$(24,158)
Other comprehensive income before reclassifications	—	214	214
Amounts reclassified out of AOCI	—	2,668	2,668
Net current-period other comprehensive income	—	2,882	2,882
Balance at end of period	$—	$(21,276)	$(21,276)

The table below presents amounts reclassified out of components of AOCI and the income statement location of those amounts reclassified during the years ended December 31, 2015, 2014, and 2013 (in thousands of dollars). Items in parentheses indicate increases to net income.

	Amount Reclassified from AOCI
	Year Ended December 31,
	2015	2014	2013
Unrealized gains on available-for-sale securities
Realized gain on sale of securities, before tax(1)	$—	$—	$(11,637)
Tax benefit(2)	—	—	4,550
Net of tax	—	—	(7,087)

Amortization of defined benefit pension items(3)
Prior service cost	185	220	212
Net loss	4,195	2,618	2,839
Total before tax	4,380	2,838	3,051
Tax benefit(2)	(1,712)	(1,110)	(1,192)
Net of tax	2,668	1,728	1,859
Total reclassification for the period	$2,668	$1,728	$(5,228)

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

20.  RELATED PARTY TRANSACTIONS

IDACORP: Idaho Power performs corporate functions such as financial, legal, and management services for IDACORP and its subsidiaries.  Idaho Power charges IDACORP for the costs of these services based on service agreements and other specifically identified costs.  For these services Idaho Power billed IDACORP $0.9 million in 2015, $1.4 million in 2014, and $1.0 million in 2013.

Ida-West: Idaho Power purchases all of the power generated by four of Ida-West’s hydroelectric projects located in Idaho.  Idaho Power paid Ida-West $8 million in 2015 and $9 million in each of 2014 and 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
IDACORP, Inc.
Boise, Idaho

We have audited the accompanying consolidated balance sheets of IDACORP, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015.  Our audits also included the financial statement schedules listed in the Index at Item 8.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of IDACORP, Inc. and subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of presentation for deferred income taxes in 2015 due to the adoption of Accounting Standards Update (ASU) 2015-17 Income Taxes (Topic 740)-Balance Sheet Classification of Deferred Taxes.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boise, Idaho
February 18, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Idaho Power Company
Boise, Idaho

We have audited the accompanying consolidated balance sheets of Idaho Power Company and subsidiary (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, retained earnings, and cash flows for each of the three years in the period ended December 31, 2015.  Our audits also included the financial statement schedule listed in the Index at Item 8.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Idaho Power Company and subsidiary at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of presentation for deferred income taxes in 2015 due to the adoption of Accounting Standards Update (ASU) 2015-17 Income Taxes (Topic 740)-Balance Sheet Classification of Deferred Taxes.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boise, Idaho
February 18, 2016

SUPPLEMENTAL FINANCIAL INFORMATION, UNAUDITED

QUARTERLY FINANCIAL DATA

The following unaudited information is presented for each quarter of 2015 and 2014 (in thousands of dollars, except for per share amounts).  In the opinion of each company, all adjustments necessary for a fair statement of such amounts for such periods have been included.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  Accordingly, earnings information for any three-month period should not be considered as a basis for estimating operating results for a full fiscal year.  Amounts are based upon quarterly statements and the sum of the quarters may not equal the annual amount reported.

	Quarter Ended
	March 31	June 30	September 30	December 31
IDACORP, Inc.
2015
Revenues	$279,395	$336,328	$369,165	$285,401
Operating income	42,904	85,976	104,664	48,552
Net income	23,344	66,190	73,267	31,673
Net income attributable to IDACORP, Inc.	23,430	66,080	73,336	31,832
Basic earnings per share	$0.47	$1.32	$1.46	$0.63
Diluted earnings per share	$0.47	$1.31	$1.46	$0.63
2014
Revenues	$292,719	$317,783	$382,201	$289,821
Operating income	48,578	71,809	105,722	27,586
Net income	27,185	44,697	87,234	34,638
Net income attributable to IDACORP, Inc.	27,404	44,540	86,889	34,648
Basic earnings per share	$0.55	$0.89	$1.73	$0.69
Diluted earnings per share	$0.55	$0.89	$1.73	$0.69
Idaho Power Company
2015
Revenues	$278,774	$335,321	$368,517	$284,893
Income from operations	46,159	88,836	107,614	51,833
Net income	23,462	64,340	71,727	31,455
2014
Revenues	$292,320	$316,655	$380,711	$288,964
Income from operations	51,949	74,369	107,644	30,129
Net income	27,900	42,653	84,600	34,233

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures - IDACORP, Inc.

The Chief Executive Officer and Chief Financial Officer of IDACORP, Inc., based on their evaluation of IDACORP, Inc.’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2015, have concluded that IDACORP, Inc.’s disclosure controls and procedures are effective as of that date.

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

IDACORP’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2015.  In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on its assessment, management concluded that, as of December 31, 2015, IDACORP’s internal control over financial reporting is effective based on those criteria.

IDACORP’s independent registered public accounting firm has audited the financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2015 and issued a report, which appears on the next page and expresses an unqualified opinion on the effectiveness of IDACORP’s internal control over financial reporting as of December 31, 2015.

February 18, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
IDACORP, Inc.
Boise, Idaho

We have audited the internal control over financial reporting of IDACORP, Inc. and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2015 of the Company and our report dated February 18, 2016 expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the Company’s change in the method of presentation for deferred income taxes.

/s/ DELOITTE & TOUCHE LLP

Boise, Idaho
February 18, 2016

Disclosure Controls and Procedures - Idaho Power Company

The Chief Executive Officer and Chief Financial Officer of Idaho Power Company, based on their evaluation of Idaho Power Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2015, have concluded that Idaho Power Company's disclosure controls and procedures are effective as of that date.

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

Idaho Power’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2015.  In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on its assessment, management concluded that, as of December 31, 2015, Idaho Power’s internal control over financial reporting is effective based on those criteria.

Idaho Power’s independent registered public accounting firm has audited the financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2015 and issued a report which appears on the next page and expresses an unqualified opinion on the effectiveness of Idaho Power’s internal control over financial reporting as of December 31, 2015.

February 18, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Idaho Power Company
Boise, Idaho

We have audited the internal control over financial reporting of Idaho Power Company and subsidiary (the “Company”) as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 18, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s change in the method of presentation for deferred income taxes.

/s/ DELOITTE & TOUCHE LLP

Boise, Idaho
February 18, 2016

Changes in Internal Control Over Financial Reporting - IDACORP, Inc. and Idaho Power Company

There have been no changes in IDACORP, Inc.’s or Idaho Power Company’s internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, IDACORP, Inc.’s or Idaho Power Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The portions of IDACORP’s definitive proxy statement appearing under the captions “Proposal No. 1:  Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board of Directors - Committees of the Board of Directors - Audit Committee,” “Corporate Governance at IDACORP - Codes of Business Conduct,” and "Corporate Governance at IDACORP - Certain Relationships and Related Transactions" to be filed pursuant to Regulation 14A for the 2016 annual meeting of shareholders are hereby incorporated by reference.

Information regarding IDACORP’s executive officers required by this item appears in Item 1 of this report under “Executive Officers of the Registrants.”

ITEM 11.  EXECUTIVE COMPENSATION

The portion of IDACORP’s definitive proxy statement appearing under the caption “Executive Compensation” to be filed pursuant to Regulation 14A for the 2016 annual meeting of shareholders is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The portion of IDACORP’s definitive proxy statement appearing under the caption “Security Ownership of Directors, Executive Officers, and Five-Percent Shareholders” to be filed pursuant to Regulation 14A for the 2016 annual meeting of shareholders is hereby incorporated by reference. The table below includes information as of December 31, 2015, with respect to equity compensation plans where equity securities of IDACORP may be issued.  These plans are the 1994 Restricted Stock Plan (RSP) and the IDACORP 2000 Long-Term Incentive and Compensation Plan (LTICP).

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders(1)	—	$—	1,059,338	(2)
Equity compensation plans not approved by shareholders	—	$—	—
Total	—	$—	1,059,338

(1) Consists of the RSP and the LTICP.
(2) 1,043,542 shares under the LTICP may be issued in connection with stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, or other equity-based awards as of December 31, 2015.  15,796 shares remain available for future issuance under the RSP and may be issued as restricted stock or performance-based restricted stock. The number of shares listed in this column excludes (i) issued but unvested performance-based restricted shares, and (ii) issued but unvested time-based restricted shares, in both cases issued pursuant to the LTICP and unvested as of December 31, 2015.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The portions of IDACORP’s definitive proxy statement appearing under the captions “Certain Relationships and Related Transactions” and “Corporate Governance at IDACORP – Director Independence and Executive Sessions” to be filed pursuant to Regulation 14A for the 2016 annual meeting of shareholders are hereby incorporated by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

IDACORP: The portion of IDACORP’s definitive proxy statement appearing under the caption “Independent Accountant Billings” in the proxy statement to be filed pursuant to Regulation 14A for the 2016 annual meeting of shareholders is hereby incorporated by reference.

Idaho Power: The table below presents the aggregate fees our principal independent registered public accounting firm, Deloitte & Touche LLP, billed or is expected to bill to Idaho Power for the fiscal years ended December 31, 2015 and 2014:

	2015	2014
Audit fees	$1,280,500	$1,239,913
Audit-related fees(1)	6,732	32,300
Tax fees(2)	37,655	1,640
All other fees(3)	2,000	2,000
Total	$1,326,887	$1,275,853

(1) Audits of Idaho Power’s benefit plans and compliance audit for the U.S. Department of Energy Smart Grid Investment Grant Program.
(2) Includes fees for benefit plan tax returns and consultation related to tax planning.
(3) Accounting research tool subscription.

Policy on Audit Committee Pre-Approval:

Idaho Power and the Audit Committee are committed to ensuring the independence of the independent registered public accounting firm, both in fact and in appearance.  In this regard, the Audit Committee has established and periodically reviews a pre-approval policy for audit and non-audit services.  For 2014 and 2015, all audit and non-audit services and all fees paid in connection with those services were pre-approved by the Audit Committee.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) and (2) Please refer to Part II, Item 8 - “Financial Statements and Supplementary Data” for a complete listing of consolidated financial statements and financial statement schedules.

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
	File number 1-3198, Form 10-K filed on 2/23/10, as Exhibit 4.10, Forty-fifth, February 1, 2010
	File number 1-3198, Form 8-K filed on 6/18/10, as Exhibit 4, Forty-sixth, June 1, 2010
	File number 1-3198, Form 8-K filed on 7/12/2013, as Exhibit 4.1, Forty-seventh, July 1, 2013
4.3	Instruments relating to Idaho Power Company American Falls bond guarantee (see Exhibit 10.23)	10-Q	1-3198	4(b)	8/4/2000
4.4	Agreement of Idaho Power Company to furnish certain debt instruments	S-3	33-65720	4(f)	7/7/1993
4.5	Agreement of IDACORP, Inc. to furnish certain debt instruments	10-Q	1-14465	4(c)(ii)	11/6/2003
4.6	Agreement and Plan of Merger dated March 10, 1989, between Idaho Power Company, a Maine corporation, and Idaho Power Migrating Corporation	S-3 Post-Effective Amend. No. 2	33-00440	2(a)(iii)	6/30/1989
4.7	Indenture for Senior Debt Securities dated as of February 1, 2001, between IDACORP, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as trustee	8-K	1-14465	4.1	2/28/2001
4.8	First Supplemental Indenture dated as of February 1, 2001 to Indenture for Senior Debt Securities dated as of February 1, 2001 between IDACORP, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as trustee	8-K	1-14465	4.2	2/28/2001
4.9	Indenture for Debt Securities dated as of August 1, 2001 between Idaho Power Company and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as trustee	S-3	333-67748	4.13	8/16/2001
4.10	Idaho Power Company Instrument of Further Assurance relating to Mortgage and Deed of Trust, dated as of August 3, 2010	10-Q	1-3198	4.12	8/5/2010
10.1	Agreement, dated as of October 11, 1973, between Idaho Power Company and Pacific Power & Light Company		2-49584	5(c)
10.2	Amended and Restated Agreement for the Operation of the Jim Bridger Project, dated December 11, 2014, between Idaho Power Company and PacifiCorp	10-K	1-14465, 1-3198	10.4	2/19/2015
10.3	Amended and Restated Agreement for the Ownership of the Jim Bridger Project, dated December 11, 2014, between Idaho Power Company and PacifiCorp	10-K	1-14465, 1-3198	10.5	2/19/2015
10.4	Joint Ownership and Operating Agreement, dated October 24, 2014, between Idaho Power Company and PacifiCorp	8-K	1-14465, 1-3198	10.1	10/24/2014
10.5	Letter Agreement, dated January 23, 1976, between Idaho Power Company and Portland General Electric Company		2-56513	5(i)

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith
10.6
Agreement for Construction, Ownership and Operation of the Number One Boardman Station on Carty Reservoir, dated as of October 15, 1976, between Portland General Electric Company and Idaho Power Company
		S-7	2-62034	5(s)	6/30/1978
10.7	Amendment, dated September 30, 1977, relating to the agreement filed as Exhibit 10.5	S-7	2-62034	5(t)	6/30/1978
10.8	Amendment, dated October 31, 1977, relating to the agreement filed as Exhibit 10.5	S-7	2-62034	5(u)	6/30/1978
10.9	Amendment, dated January 23, 1978, relating to the agreement filed as Exhibit 10.5	S-7	2-62034	5(v)	6/30/1978
10.10	Amendment, dated February 15, 1978, relating to the agreement filed as Exhibit 10.5	S-7	2-62034	5(w)	6/30/1978
10.11	Amendment, dated September 1, 1979, relating to the agreement filed as Exhibit 10.5	S-7	2-68574	5(x)	7/23/1980
10.12	Participation Agreement, dated September 1, 1979, relating to the sale and leaseback of coal handling facilities at the Number One Boardman Station on Carty Reservoir	S-7	2-68574	5(z)	7/23/1980
10.13	Agreements for the Operation, Construction and Ownership of the North Valmy Power Plant Project, dated December 12, 1978, between Sierra Pacific Power Company and Idaho Power Company	S-7	2-64910	5(y)	6/29/1979
10.14	Framework Agreement, dated October 1, 1984, between the State of Idaho and Idaho Power Company relating to Idaho Power Company's Swan Falls and Snake River water rights	S-3	33-65720	10(h)	7/7/1993
10.15	Agreement, dated October 25, 1984, between the State of Idaho and Idaho Power Company, relating to the agreement filed as Exhibit 10.14	S-3	33-65720	10(h)(i)	7/7/1993
10.16	Contract to Implement, dated October 25, 1984, between the State of Idaho and Idaho Power Company, relating to the agreement filed as Exhibit 10.14	S-3	33-65720	10(h)(ii)	7/7/1993
10.17	Settlement Agreement, dated March 25, 2009, between the State of Idaho and Idaho Power Company relating to the agreement filed as Exhibit 10.14	10-Q	1-14465	10.58	5/7/2009
10.18
Agreement Regarding the Ownership, Construction, Operation and Maintenance of the Milner Hydroelectric Project (FERC No. 2899), dated January 22, 1990, between Idaho Power Company and the Twin Falls Canal Company and the Northside Canal Company Limited
		S-3	33-65720	10(m)	7/7/1993
10.19	Credit Agreement, dated November 6, 2015, among IDACORP, Inc., Wells Fargo Bank, National Association, as administrative agent, swingline lender, and LC issuer, JPMorgan Chase Bank, N.A., as syndication agent and LC issuer, KeyBank National Association and MUFG Union Bank, N.A., as documentation agents and LC Issuers, and Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, Keybanc Capital Markets Inc., and MUFG Union Bank, N.A. as joint lead arrangers and joint book runners, and the other lenders named therein	8-K	1-14465, 1-3198	10.1	11/9/2015
10.20	Credit Agreement, dated November 6, 2015, among Idaho Power Company, Wells Fargo Bank, National Association, as administrative agent, swingline lender, and LC issuer, JPMorgan Chase Bank, N.A., as syndication agent and LC issuer, KeyBank National Association and MUFG Union Bank, N.A., as documentation agents and LC Issuers, and Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, Keybanc Capital Markets, Inc., and MUFG Union Bank, N.A. as joint lead arrangers and joint book runners, and the other lenders named therein	8-K	1-14465, 1-3198	10.2	11/9/2015
10.21	Loan Agreement, dated October 1, 2006, between Sweetwater County, Wyoming and Idaho Power Company	8-K	1-3198	10.1	10/10/2006
10.22	Guaranty Agreement, dated February 10, 1992, between Idaho Power Company and New York Life Insurance Company, as Note Purchaser, relating to $11,700,000 Guaranteed Notes due 2017 of Milner Dam Inc.	S-3	33-65720	10(m)(i)	7/7/1993

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith
10.23
Guaranty Agreement, dated April 11, 2000, between Idaho Power Company and Bank One Trust Company, N.A., as Trustee, relating to $19,885,000 American Falls Replacement Dam Refinancing Bonds of the American Falls Reservoir District, Idaho
		10-Q	1-3198	10(c)	8/4/2000
10.24	Guaranty Agreement, dated as of August 30, 1974, between Idaho Power Company and Pacific Power & Light Company	S-7	2-62034	5(r)	6/30/1978
10.25[1]	Idaho Power Company Security Plan for Senior Management Employees I, amended and restated effective December 31, 2004, and as further amended November 20, 2008	10-K	1-14465, 1-3198	10.15	2/26/2009
10.26[1]	Amendment, dated September 19, 2012, to the Idaho Power Company Security Plan for Senior Management Employees I	10-Q	1-14465, 1-3198	10.62	11/1/2012
10.27[1]	Idaho Power Company Security Plan for Senior Management Employees II, effective January 1, 2005, as amended and restated November 30, 2011	10-K	1-14465, 1-3198	10.21	2/22/2012
10.28[1]	Amendment, dated September 19, 2012, to the Idaho Power Company Security Plan for Senior Management Employees II	10-Q	1-14465, 1-3198	10.63	11/1/2012
10.29[1]	Amendment, dated January 16, 2014, to the Idaho Power Company Security Plan for Senior Management Employees II	10-K	1-14465, 1-3198	10.26	2/20/2014
10.30[1]	IDACORP, Inc. Restricted Stock Plan, as amended and restated September 20, 2007	10-Q	1-14465, 1-3198	10(h)(iii)	10/31/2007
10.31[1]	IDACORP, Inc. Restricted Stock Plan - Form of Restricted Stock Agreement (Time-Vesting)	10-Q	1-14465, 1-3198	10(h)(vi)	11/2/2006
10.32[1]	IDACORP, Inc. Restricted Stock Plan - Form of Performance Stock Agreement (Performance Vesting)	10-Q	1-14465, 1-3198	10(h)(vii)	11/2/2006
10.33[1]	Idaho Power Company Security Plan for Board of Directors - a non-qualified deferred compensation plan, as amended and restated effective July 20, 2006	10-Q	1-14465, 1-3198	10(h)(viii)	11/2/2006
10.34[1]	IDACORP, Inc. Non-Employee Directors Stock Compensation Plan, as amended November 19, 2015					X
10.35[1]	Form of Officer Indemnification Agreement between IDACORP, Inc. and Officers of IDACORP, Inc. and Idaho Power Company, as amended July 20, 2006	10-Q	1-14465, 1-3198	10(h)(xix)	11/2/2006
10.36[1]	Form of Director Indemnification Agreement between IDACORP, Inc. and Directors of IDACORP, Inc., as amended July 20, 2006	10-Q	1-14465, 1-3198	10(h)(xx)	11/2/2006
10.37[1]	Form of Amended and Restated Change in Control Agreement between IDACORP, Inc. and Officers of IDACORP and Idaho Power Company (senior vice president and higher), approved November 20, 2008	10-K	1-14465, 1-3198	10.24	2/26/2009
10.38[1]	Form of Amended and Restated Change in Control Agreement between IDACORP, Inc. and Officers of IDACORP and Idaho Power Company (below senior vice president), approved November 20, 2008	10-K	1-14465, 1-3198	10.25	2/26/2009
10.39[1]	Form of Amended and Restated Change in Control Agreement between IDACORP, Inc. and Officers of IDACORP, Inc. and Idaho Power Company, approved March 17, 2010	8-K	1-14465, 1-3198	10.1	3/24/2010
10.40[1]	IDACORP, Inc. and/or Idaho Power Company Executive Officers with Amended and Restated Change in Control Agreements chart, as of February 12, 2016					X
10.41[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan, as amended November 18, 2010	10-K	1-14465, 1-3198	10.33	2/23/2011
10.42[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Restricted Stock Award Agreement (Time Vesting)	10-K	1-14465, 1-3198	10.43	2/19/2015
10.43[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Performance Share Award Agreement (Performance with Two Goals)	10-K	1-14465, 1-3198	10.44	2/19/2015
10.44[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Restricted Stock Award Agreement (Time Vesting) (For 2014 and Prior Outstanding Awards)	10-Q	1-14465, 1-3198	10(h)(xvii)	11/2/2006

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith
10.45[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Performance Share Award Agreement (Performance with Two Goals) (For 2014 and Prior Outstanding Awards)	10-Q	1-14465, 1-3198	10.69	5/5/2011
10.46[1]	IDACORP, Inc. Executive Incentive Plan, as amended and restated January 16, 2014 (superseded by Exhibit 10.47 effective February 10, 2016)	10-K	1-14465, 1-3198	10.42	2/20/2014
10.47[1]	IDACORP, Inc. Executive Incentive Plan, as amended and restated February 11, 2016					X
10.48[1]	Idaho Power Company Executive Deferred Compensation Plan, effective November 15, 2000, as amended November 20, 2008	10-K	1-14465, 1-3198	10.32	2/26/2009
10.49[1]	IDACORP, Inc. and Idaho Power Company Compensation for Non-Employee Directors of the Board of Directors, effective January 1, 2015 (superseded by Exhibit 10.50 effective January 1, 2016)	10-K	1-14465, 1-3198	10.49	2/19/2015
10.50[1]	IDACORP, Inc. and Idaho Power Company Compensation for Non-Employee Directors of the Board of Directors, effective January 1, 2016					X
10.51[1]	Form of IDACORP, Inc. Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.46	2/26/2009
10.52[1]	Form of Letter Agreement to Amend Outstanding IDACORP, Inc. Director Deferred Compensation Agreement (November 16, 2008)	10-K	1-14465, 1-3198	10.47	2/26/2009
10.53[1]	Form of Amendment to IDACORP, Inc. Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.48	2/26/2009
10.54[1]	Form of Termination of IDACORP, Inc. Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.49	2/26/2009
10.55[1]	Form of Idaho Power Company Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.50	2/26/2009
10.56[1]	Form of Letter Agreement to Amend Outstanding Idaho Power Company Director Deferred Compensation Agreement (November 16, 2008)	10-K	1-14465, 1-3198	10.51	2/26/2009
10.57[1]	Form of Amendment to Idaho Power Company Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.52	2/26/2009
10.58[1]	Form of Termination of Idaho Power Company Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.53	2/26/2009
10.59[1]	Idaho Power Company Restated Employee Savings Plan, as restated as of January 1, 2016					X
12.1	IDACORP, Inc. Computation of Ratio of Earnings to Fixed Charges and Supplemental Ratio of Earnings to Fixed Charges					X
12.2	Idaho Power Company Computation of Ratio of Earnings to Fixed Charges and Supplemental Ratio of Earnings to Fixed Charges					X
21.1	Subsidiaries of IDACORP, Inc.	10-K	1-14465, 1-3198	21.1	2/21/2013
23.1	Consent of Registered Independent Accounting Firm					X
23.2	Consent of Registered Independent Accounting Firm					X
31.1	IDACORP, Inc. Rule 13a-14(a) CEO certification					X
31.2	IDACORP, Inc. Rule 13a-14(a) CFO certification					X
31.3	Idaho Power Rule 13a-14(a) CEO certification					X
31.4	Idaho Power Rule 13a-14(a) CFO certification					X
32.1	IDACORP, Inc. Section 1350 CEO certification					X
32.2	IDACORP, Inc. Section 1350 CFO certification					X
32.3	Idaho Power Section 1350 CEO certification					X
32.4	Idaho Power Section 1350 CFO certification					X
95.1	Mine Safety Disclosures					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

[1] Management contract or compensatory plan or arrangement

IDACORP, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2015	2014	2013
	(thousands of dollars)
Income:
Equity in income of subsidiaries	$194,426	$193,707	$182,463
Investment income	1	—	3
Total income	194,427	193,707	182,466
Expenses:
Operating expenses	831	1,376	940
Interest expense	276	261	416
Other expenses	45	45	71
Total expenses	1,152	1,682	1,427
Income from Before Income Taxes	193,275	192,025	181,039
Income Tax Benefit	(1,404)	(1,455)	(1,378)
Net Income Attributable to IDACORP, Inc.	194,679	193,480	182,417
Other comprehensive (income) loss	2,882	(7,605)	563
Comprehensive Income Attributable to IDACORP, Inc.	$197,561	$185,875	$182,980

The accompanying note is an integral part of these statements.
IDACORP, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(thousands of dollars)
Operating Activities:
Net cash provided by operating activities	$100,465	$109,289	$96,391
Investing Activities:
Distributions from (contributions to) subsidiaries	—	—	2,282
Net cash provided by (used in) investing activities	—	—	2,282
Financing Activities:
Issuance of common stock	—	195	255
Dividends on common stock	(96,810)	(88,489)	(78,832)
(Decrease) increase in short-term borrowings	(11,300)	(23,450)	(14,950)
Change in intercompany notes payable	5,572	(198)	647
Other	(1,675)	(469)	(431)
Net cash used in financing activities	(104,213)	(112,411)	(93,311)
Net (decrease) increase in cash and cash equivalents	(3,748)	(3,122)	5,362
Cash and cash equivalents at beginning of year	5,776	8,898	3,536
Cash and cash equivalents at end of year	$2,028	$5,776	$8,898

The accompanying note is an integral part of these statements.

IDACORP, INC.
CONDENSED BALANCE SHEETS

	December 31,
	2015	2014
Assets	(thousands of dollars)
Current Assets:
Cash and cash equivalents	$2,028	$5,776
Receivables	946	1,702
Income taxes receivable	7,241	—
Deferred income taxes	—	42,766
Other	119	106
Total current assets	10,334	50,350
Investment in subsidiaries	2,007,984	1,910,084
Other Assets:
Deferred income taxes	76,410	44,546
Other	402	287
Total other assets	76,812	44,833
Total assets	$2,095,130	$2,005,267
Liabilities and Shareholders’ Equity
Current Liabilities:
Notes payable	$20,000	$31,300
Accounts payable	13	8
Taxes accrued	—	8,950
Other	765	854
Total current liabilities	20,778	41,112
Other Liabilities:
Intercompany notes payable	15,292	9,658
Other	1,175	1,296
Total other liabilities	16,467	10,954
IDACORP, Inc. Shareholders’ Equity	2,057,885	1,953,201
Total Liabilities and Shareholders' Equity	$2,095,130	$2,005,267
The accompanying note is an integral part of these statements.

NOTE TO CONDENSED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

Pursuant to rules and regulations of the Securities and Exchange Commission, the unconsolidated condensed financial statements of IDACORP, Inc. do not reflect all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the 2015 Form 10-K, Part II, Item 8.

Accounting for Subsidiaries: IDACORP has accounted for the earnings of its subsidiaries under the equity method of accounting in these unconsolidated condensed financial statements.  Included in net cash provided by operating activities in the condensed statements of cash flows are dividends that IDACORP subsidiaries paid to IDACORP of $99 million in 2015 and $91 million in 2014 and 2013.

IDACORP, INC.
SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2015, 2014, and 2013

Column A	Column B	Column C		Column D	Column E
		Additions
			Charged
	Balance at	Charged	(Credited)		Balance at
	Beginning	to	to Other		End
Classification	of Year	Income	Accounts	Deductions(1)	of Year
	(thousands of dollars)
2015:
Reserves deducted from applicable assets
Reserve for uncollectible accounts	$2,104	$3,327	$819	$4,895	$1,355
Reserve for uncollectible notes	552	—	—	—	552
Other Reserves:
Injuries and damages	1,995	890	—	1,011	1,874
2014:
Reserves deducted from applicable assets
Reserve for uncollectible accounts	$2,502	$6,756	$198	$7,352	$2,104
Reserve for uncollectible notes	885	(333)	—	—	552
Other Reserves:
Rate refunds	398	(398)	—	—	—
Injuries and damages	1,671	461	—	137	1,995
2013:
Reserves deducted from applicable assets
Reserve for uncollectible accounts	$1,873	$5,777	$(38)	$5,110	$2,502
Reserve for uncollectible notes	1,260	(375)	—	—	885
Other Reserves:
Rate refunds	—	398	—	—	398
Injuries and damages	5,480	913	—	4,722	1,671
(1) Represents deductions from the reserves for purposes for which the reserves were created.  In the case of uncollectible accounts, and notes reserves, includes reversals of amounts previously written off.

IDAHO POWER COMPANY
SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2015, 2014, and 2013

Column A	Column B	Column C		Column D	Column E
		Additions
			Charged
	Balance at	Charged	(Credited)		Balance at
	Beginning	to	to Other		End
Classification	of Year	Income	Accounts	Deductions(1)	of Year
	(thousands of dollars)
2015:
Reserves deducted from applicable assets
Reserve for uncollectible accounts	$2,104	$3,327	$819	$4,895	$1,355
Other Reserves:
Injuries and damages	1,995	890	—	1,011	1,874
2014:
Reserves deducted from applicable assets
Reserve for uncollectible accounts	$2,502	$6,756	$198	$7,352	$2,104
Other Reserves:
Rate refunds	398	(398)	—	—	—
Injuries and damages	1,671	461	—	137	1,995
2013:
Reserves deducted from applicable assets
Reserve for uncollectible accounts	$1,873	$5,777	$(38)	$5,110	$2,502
Other Reserves:
Rate refunds	—	398	—	—	398
Injuries and damages	5,480	913	—	4,722	1,671

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

February 18, 2016		IDACORP, INC.
Date
	By:	/s/ Darrel T. Anderson
Darrel T. Anderson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert A. Tinstman	Chairman of the Board	February 18, 2016
Robert A. Tinstman

/s/ Darrel T. Anderson	(Principal Executive Officer)	February 18, 2016
Darrel T. Anderson
President and Chief Executive Officer and Director

/s/ Steven R. Keen	(Principal Financial Officer)	February 18, 2016
Steven R. Keen
Senior Vice President, Chief Financial
Officer, and Treasurer

/s/ Kenneth W. Petersen	(Principal Accounting Officer)	February 18, 2016
Kenneth W. Petersen
Vice President, Controller, and Chief Accounting Officer

/s/ Thomas Carlile	Director	February 18, 2016
Thomas Carlile

/s/ Richard J. Dahl	Director	February 18, 2016
Richard J. Dahl

/s/ Ronald W. Jibson	Director	February 18, 2016
Ronald W. Jibson

/s/ Judith A. Johansen	Director	February 18, 2016
Judith A. Johansen

/s/ Dennis L. Johnson	Director	February 18, 2016
Dennis L. Johnson

/s/ J. LaMont Keen	Director	February 18, 2016
J. LaMont Keen

/s/ Christine King	Director	February 18, 2016
Christine King

/s/ Richard J. Navarro	Director	February 18, 2016
Richard J. Navarro

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 18, 2016		Idaho Power Company
Date
	By:	/s/ Darrel T. Anderson
Darrel T. Anderson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert A. Tinstman	Chairman of the Board	February 18, 2016
Robert A. Tinstman

/s/ Darrel T. Anderson	(Principal Executive Officer)	February 18, 2016
Darrel T. Anderson
President and Chief Executive Officer and Director

/s/ Steven R. Keen	(Principal Financial Officer)	February 18, 2016
Steven R. Keen
Senior Vice President, Chief Financial
Officer, and Treasurer

/s/ Kenneth W. Petersen	(Principal Accounting Officer)	February 18, 2016
Kenneth W. Petersen
Vice President, Controller, and Chief Accounting Officer

/s/ Thomas Carlile	Director	February 18, 2016
Thomas Carlile

/s/ Richard J. Dahl	Director	February 18, 2016
Richard J. Dahl

/s/ Ronald W. Jibson	Director	February 18, 2016
Ronald W. Jibson

/s/ Judith A. Johansen	Director	February 18, 2016
Judith A. Johansen

/s/ Dennis L. Johnson	Director	February 18, 2016
Dennis L. Johnson

/s/ J. LaMont Keen	Director	February 18, 2016
J. LaMont Keen

/s/ Christine King	Director	February 18, 2016
Christine King

/s/ Richard J. Navarro	Director	February 18, 2016
Richard J. Navarro

EXHIBIT INDEX

Exhibit No.	Description

10.34(1)	IDACORP, Inc. Non-Employee Directors Stock Compensation Plan, as amended November 19, 2015
10.40(1)	IDACORP, Inc. and/or Idaho Power Company Executive Officers with Amended and Restated Change in Control Agreements chart, as of February 12, 2016
10.47(1)	IDACORP, Inc. Executive Incentive Plan, as amended and restated February 11, 2016
10.50(1)	IDACORP, Inc. and Idaho Power Company Compensation for Non-Employee Directors of the Board of Directors, effective January 1, 2016
10.59(1)	Idaho Power Company Restated Employee Savings Plan, as restated as of January 1, 2016
12.1	IDACORP, Inc. Computation of Ratio of Earnings to Fixed Charges and Supplemental Ratio of Earnings to Fixed Charges
12.2	Idaho Power Company Computation of Ratio of Earnings to Fixed Charges and Supplemental Ratio of Earnings to Fixed Charges
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Independent Registered Public Accounting Firm
31.1	IDACORP, Inc. Rule 13a-14(a) CEO certification
31.2	IDACORP, Inc. Rule 13a-14(a) CFO certification
31.3	Idaho Power Rule 13a-14(a) CEO certification
31.4	Idaho Power Rule 13a-14(a) CFO certification
32.1	IDACORP, Inc. Section 1350 CEO certification
32.2	IDACORP, Inc. Section 1350 CFO certification
32.3	Idaho Power Section 1350 CEO certification
32.4	Idaho Power Section 1350 CFO certification
95.1	Mine safety disclosures
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1) Management contract or compensatory plan or arrangement.