Form 10-Q
period 2016-03-31
IDACORP INC; IDAHO POWER CO
filed 2016-04-28
CIK 1057877, 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).
IDACORP, Inc.: Yes No X   Idaho Power Company: Yes No X

Number of shares of common stock outstanding as of April 22, 2016:
IDACORP, Inc.:        50,415,427
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to the historical information contained in this report, this report contains (and oral communications made by IDACORP, Inc. and Idaho Power Company may contain) statements that relate to future events and expectations, such as statements regarding projected or future financial performance, cash flows, capital expenditures, dividends, capital structure or ratios, strategic goals, challenges, objectives, and plans for future operations. Such statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, or future events or performance, often, but not always, through the use of words or phrases such as "anticipates," "believes," "continues," "estimates," "expects," "guidance," "intends," "plans," "predicts," "projects," "may result," or similar expressions, are not statements of historical facts and may be forward-looking. Forward-looking statements are not guarantees of future performance and involve estimates, assumptions, risks, and uncertainties. Actual results, performance, or outcomes may differ materially from the results discussed in the statements.  In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in forward-looking statements include those factors set forth in this report, IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2015, particularly Part I, Item 1A - “Risk Factors” and Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations" of that report, subsequent reports filed by IDACORP and Idaho Power with the Securities and Exchange Commission, and the following important factors:

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

IDACORP, Inc.
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended March 31,
	2016	2015
	(thousands of dollars, except for per share amounts)
Operating Revenues:
Electric utility:
General business	$253,380	$248,486
Off-system sales	9,151	13,019
Other revenues	18,035	17,269
Total electric utility revenues	280,566	278,774
Other	390	621
Total operating revenues	280,956	279,395
Operating Expenses:
Electric utility:
Purchased power	48,115	42,965
Fuel expense	35,764	31,476
Power cost adjustment	13,354	27,755
Other operations and maintenance	85,603	83,515
Energy efficiency programs	6,251	4,341
Depreciation	35,617	34,043
Taxes other than income taxes	8,738	8,520
Total electric utility expenses	233,442	232,615
Other	3,696	3,876
Total operating expenses	237,138	236,491
Operating Income	43,818	42,904
Allowance for Equity Funds Used During Construction	4,985	5,187
Losses of Unconsolidated Equity-Method Investments	(42)	(160)
Other Income, Net	2,204	1,961
Interest Expense:
Interest on long-term debt	20,897	20,773
Other interest	2,415	2,029
Allowance for borrowed funds used during construction	(2,244)	(2,365)
Total interest expense, net	21,068	20,437
Income Before Income Taxes	29,897	29,455
Income Tax Expense	4,367	6,111
Net Income	25,530	23,344
Adjustment for loss atttributable to noncontrolling interests	199	86
Net Income Attributable to IDACORP, Inc.	$25,729	$23,430
Weighted Average Common Shares Outstanding - Basic (000’s)	50,299	50,220
Weighted Average Common Shares Outstanding - Diluted (000’s)	50,337	50,260
Earnings Per Share of Common Stock:
Earnings Attributable to IDACORP, Inc. - Basic	$0.51	$0.47
Earnings Attributable to IDACORP, Inc. - Diluted	$0.51	$0.47
Dividends Declared Per Share of Common Stock	$0.51	$0.47

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended March 31,
	2016	2015
	(thousands of dollars)

Net Income	$25,530	$23,344
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $361 and $428	564	667
Total Comprehensive Income	26,094	24,011
Comprehensive loss attributable to noncontrolling interests	199	86
Comprehensive Income Attributable to IDACORP, Inc.	$26,293	$24,097

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2016	December 31, 2015
	(thousands of dollars)
Assets

Current Assets:
Cash and cash equivalents	$219,683	$114,802
Receivables:
Customer (net of allowance of $1,262 and $1,196, respectively)	69,231	73,505
Other (net of allowance of $175 and $159, respectively)	7,799	8,642
Taxes receivable	14,824	13,058
Accrued unbilled revenues	53,591	65,805
Materials and supplies (at average cost)	59,410	56,924
Fuel stock (at average cost)	64,034	61,818
Prepayments	14,719	17,979
Current regulatory assets	83,921	49,215
Other	74	288
Total current assets	587,286	462,036
Investments	136,572	140,743
Property, Plant and Equipment:
Utility plant in service	5,513,132	5,485,464
Accumulated provision for depreciation	(1,937,201)	(1,913,927)
Utility plant in service - net	3,575,931	3,571,537
Construction work in progress	410,219	396,931
Utility plant held for future use	7,090	7,090
Other property, net of accumulated depreciation	16,468	16,855
Property, plant and equipment - net	4,009,708	3,992,413
Other Assets:
American Falls and Milner water rights	10,268	11,592
Company-owned life insurance	48,976	48,566
Regulatory assets	1,271,750	1,305,210
Long-term receivables (net of allowance of $552)	25,030	22,538
Other	40,860	40,216
Total other assets	1,396,884	1,428,122
Total	$6,130,450	$6,023,314

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2016	December 31, 2015
	(thousands of dollars)
Liabilities and Equity

Current Liabilities:
Current maturities of long-term debt	$101,064	$1,064
Notes payable	23,300	20,000
Accounts payable	60,606	95,526
Taxes accrued	17,754	10,762
Interest accrued	24,357	22,292
Accrued compensation	31,784	42,961
Current regulatory liabilities	2,781	2,217
Advances from customers	31,833	31,214
Other	18,340	16,270
Total current liabilities	311,819	242,306
Other Liabilities:
Deferred income taxes	1,143,651	1,137,375
Regulatory liabilities	423,003	416,282
Pension and other postretirement benefits	401,161	394,030
Other	44,915	45,867
Total other liabilities	2,012,730	1,993,554
Long-Term Debt	1,744,433	1,725,410
Commitments and Contingencies
Equity:
IDACORP, Inc. shareholders’ equity:
Common stock, no par value (shares authorized 120,000,000; 50,420,017 and 50,352,051 shares issued, respectively)	848,361	849,112
Retained earnings	1,229,887	1,230,105
Accumulated other comprehensive loss	(20,712)	(21,276)
Treasury stock (4,590 and 11,221 shares at cost, respectively)	(29)	(57)
Total IDACORP, Inc. shareholders’ equity	2,057,507	2,057,884
Noncontrolling interests	3,961	4,160
Total equity	2,061,468	2,062,044
Total	$6,130,450	$6,023,314

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
	2016	2015
	(thousands of dollars)
Operating Activities:
Net income	$25,530	$23,344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,145	35,057
Deferred income taxes and investment tax credits	6,425	1,260
Changes in regulatory assets and liabilities	5,075	28,065
Pension and postretirement benefit plan expense	7,425	7,618
Contributions to pension and postretirement benefit plans	(1,654)	(1,632)
Losses of unconsolidated equity-method investments	42	160
Distributions from unconsolidated equity-method investments	2,814	2,204
Allowance for equity funds used during construction	(4,985)	(5,187)
Other non-cash adjustments to net income, net	1,923	(494)
Change in:
Accounts receivable	4,728	6,794
Accounts payable and other accrued liabilities	(43,305)	(34,742)
Taxes accrued/receivable	5,225	12,181
Other current assets	10,782	8,655
Other current liabilities	13,929	15,998
Other assets	(2,473)	(206)
Other liabilities	(1,450)	6,370
Net cash provided by operating activities	66,176	105,445
Investing Activities:
Additions to property, plant and equipment	(54,659)	(78,431)
Proceeds from the sale of emission allowances and RECs	418	782
Distributions from affordable housing investments	—	50
Other	1,020	1,008
Net cash used in investing activities	(53,221)	(76,591)
Financing Activities:
Issuance of long-term debt	120,000	250,000
Retirement of long-term debt	(1,064)	(1,064)
Dividends on common stock	(26,087)	(24,054)
Net change in short-term borrowings	3,300	12,100
Acquisition of treasury stock	(3,084)	(3,222)
Other	(1,139)	(2,182)
Net cash provided by financing activities	91,926	231,578
Net increase in cash and cash equivalents	104,881	260,432
Cash and cash equivalents at beginning of the period	114,802	56,808
Cash and cash equivalents at end of the period	$219,683	$317,240
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$2	$2
Interest (net of amount capitalized)	$18,172	$16,913
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$17,993	$15,494

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Three months ended March 31,
	2016	2015
	(thousands of dollars)
Common Stock
Balance at beginning of period	$849,112	$845,402
Cumulative effect of change in accounting principle	234	—
Other	(985)	310
Balance at end of period	848,361	845,712
Retained Earnings
Balance at beginning of period	1,230,105	1,132,237
Cumulative effect of change in accounting principle	(234)	—
Net income attributable to IDACORP, Inc.	25,729	23,430
Common stock dividends ($0.51 and $0.47 per share)	(25,713)	(23,698)
Balance at end of period	1,229,887	1,131,969
Accumulated Other Comprehensive (Loss) Income
Balance at beginning of period	(21,276)	(24,158)
Unfunded pension liability adjustment (net of tax)	564	667
Balance at end of period	(20,712)	(23,491)
Treasury Stock
Balance at beginning of period	(57)	(280)
Issued	3,112	3,497
Acquired	(3,084)	(3,222)
Balance at end of period	(29)	(5)
Total IDACORP, Inc. shareholders’ equity at end of period	2,057,507	1,954,185
Noncontrolling Interests
Balance at beginning of period	4,160	4,364
Net loss attributable to noncontrolling interests	(199)	(86)
Balance at end of period	3,961	4,278
Total equity at end of period	$2,061,468	$1,958,463

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended March 31,
	2016	2015
	(thousands of dollars)
Operating Revenues:
General business	$253,380	$248,486
Off-system sales	9,151	13,019
Other revenues	18,035	17,269
Total operating revenues	280,566	278,774
Operating Expenses:
Operation:
Purchased power	48,115	42,965
Fuel expense	35,764	31,476
Power cost adjustment	13,354	27,755
Other operations and maintenance	85,603	83,515
Energy efficiency programs	6,251	4,341
Depreciation	35,617	34,043
Taxes other than income taxes	8,738	8,520
Total operating expenses	233,442	232,615
Income from Operations	47,124	46,159
Other Income (Expense):
Allowance for equity funds used during construction	4,985	5,187
(Losses) Earnings of unconsolidated equity-method investments	(93)	128
Other expense, net	(811)	(1,144)
Total other income	4,081	4,171
Interest Charges:
Interest on long-term debt	20,897	20,773
Other interest	2,350	1,978
Allowance for borrowed funds used during construction	(2,244)	(2,365)
Total interest charges	21,003	20,386
Income Before Income Taxes	30,202	29,944
Income Tax Expense	4,668	6,482
Net Income	$25,534	$23,462

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended March 31,
	2016	2015
	(thousands of dollars)

Net Income	$25,534	$23,462
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $361 and $428	564	667
Total Comprehensive Income	$26,098	$24,129

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2016	December 31, 2015
	(thousands of dollars)
Assets

Electric Plant:
In service (at original cost)	$5,513,132	$5,485,464
Accumulated provision for depreciation	(1,937,201)	(1,913,927)
In service - net	3,575,931	3,571,537
Construction work in progress	410,219	396,931
Held for future use	7,090	7,090
Electric plant - net	3,993,240	3,975,558
Investments and Other Property	117,279	121,267
Current Assets:
Cash and cash equivalents	217,322	110,756
Receivables:
Customer (net of allowance of $1,262 and $1,196, respectively)	69,231	73,505
Other (net of allowance of $175 and $159, respectively)	8,402	8,520
Taxes receivable	1,700	5,432
Accrued unbilled revenues	53,591	65,805
Materials and supplies (at average cost)	59,410	56,924
Fuel stock (at average cost)	64,034	61,818
Prepayments	14,577	17,846
Current regulatory assets	83,921	49,215
Other	74	288
Total current assets	572,262	450,109
Deferred Debits:
American Falls and Milner water rights	10,268	11,592
Company-owned life insurance	48,976	48,566
Regulatory assets	1,271,750	1,305,210
Other	59,706	56,533
Total deferred debits	1,390,700	1,421,901
Total	$6,073,481	$5,968,835

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2016	December 31, 2015
	(thousands of dollars)
Capitalization and Liabilities

Capitalization:
Common stock equity:
Common stock, $2.50 par value (50,000,000 shares authorized; 39,150,812 shares outstanding)	$97,877	$97,877
Premium on capital stock	712,258	712,258
Capital stock expense	(2,097)	(2,097)
Retained earnings	1,127,095	1,127,426
Accumulated other comprehensive loss	(20,712)	(21,276)
Total common stock equity	1,914,421	1,914,188
Long-term debt	1,744,433	1,725,410
Total capitalization	3,658,854	3,639,598
Current Liabilities:
Current maturities of long-term debt	101,064	1,064
Accounts payable	60,072	94,970
Accounts payable to affiliates	97	1,059
Taxes accrued	17,736	10,745
Interest accrued	24,357	22,292
Accrued compensation	31,692	42,835
Current regulatory liabilities	2,781	2,217
Advances from customers	31,833	31,214
Other	17,950	15,506
Total current liabilities	287,582	221,902
Deferred Credits:
Deferred income taxes	1,258,949	1,252,371
Regulatory liabilities	423,003	416,282
Pension and other postretirement benefits	401,161	394,030
Other	43,932	44,652
Total deferred credits	2,127,045	2,107,335

Commitments and Contingencies

Total	$6,073,481	$5,968,835

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
	2016	2015
	(thousands of dollars)
Operating Activities:
Net income	$25,534	$23,462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,993	34,903
Deferred income taxes and investment tax credits	6,217	(1,078)
Changes in regulatory assets and liabilities	5,075	28,065
Pension and postretirement benefit plan expense	7,425	7,612
Contributions to pension and postretirement benefit plans	(1,654)	(1,626)
Losses (earnings) of unconsolidated equity-method investments	93	(128)
Distributions from unconsolidated equity-method investments	2,814	2,204
Allowance for equity funds used during construction	(4,985)	(5,187)
Other non-cash adjustments to net income, net	(204)	(796)
Change in:
Accounts receivable	3,012	4,029
Accounts payable	(43,282)	(34,628)
Taxes accrued/receivable	10,723	33,304
Other current assets	10,790	8,679
Other current liabilities	13,963	16,068
Other assets	(2,473)	(206)
Other liabilities	(1,217)	6,584
Net cash provided by operating activities	67,824	121,261
Investing Activities:
Additions to utility plant	(54,657)	(78,411)
Proceeds from the sale of emission allowances and RECs	418	782
Other	1,020	1,008
Net cash used in investing activities	(53,219)	(76,621)
Financing Activities:
Issuance of long-term debt	120,000	250,000
Retirement of long-term debt	(1,064)	(1,064)
Dividends on common stock	(25,836)	(23,855)
Other	(1,139)	(3,915)
Net cash provided by financing activities	91,961	221,166
Net increase in cash and cash equivalents	106,566	265,806
Cash and cash equivalents at beginning of the period	110,756	46,695
Cash and cash equivalents at end of the period	$217,322	$312,501
Supplemental Disclosure of Cash Flow Information:
Cash (received) paid during the period for:
Income taxes	$(5,280)	$(18,413)
Interest (net of amount capitalized)	$18,107	$16,862
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$17,993	$15,494

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

Financial Statements

In the opinion of management of IDACORP and Idaho Power, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly each company's consolidated financial position as of March 31, 2016, consolidated results of operations for the three months ended March 31, 2016 and 2015, and consolidated cash flows for the three months ended March 31, 2016 and 2015.  These adjustments are of a normal and recurring nature.  These financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters that would be included in full-year financial statements and should be read in conjunction with the audited consolidated financial statements included in IDACORP’s and Idaho Power’s Annual Report on Form 10-K for the year ended December 31, 2015.  The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. A change in management's estimates or assumptions could have a material impact on IDACORP's or Idaho Power's respective financial condition and results of operations during the period in which such change occurred.

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

New and Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2016-09, Compensation--Stock Compensation (Topic 718) - Improvements to Employer Share-based Payment Accounting, simplifying several aspects of the accounting for stock compensation paid to employees. As allowed, IDACORP and Idaho Power elected to adopt early the provisions of the new standard in the first quarter of 2016 under the modified retrospective method, with the cumulative effect of adoption recorded as an adjustment to 2016 beginning retained earnings. The principle changes under the new accounting standard include the following:

•	Excess or deficit income tax benefits on share-based transactions are recorded as income tax expense rather than in additional-paid-in-capital.

•
Previously recorded forfeiture estimates of approximately $0.2 million are reported as a decrease to beginning retained earnings. IDACORP has made an accounting policy election to account for share-based award forfeitures as they occur, rather than making an estimate of future forfeitures.

•
In the statement of cash flows, excess tax benefits on share-based payments are presented in operating activities in the same manner as other cash flows related to income taxes. Previously, these cash flows were presented in financing activities. Prior periods were not restated for this change.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis, which revises the consolidation model that reporting entities use when determining what entities are to be consolidated. The amendments focus on limited partnerships and similar legal entities, and is effective for interim and annual reporting periods beginning after December 31, 2015. The adoption of ASU 2015-02 did not have a material impact on IDACORP's and Idaho Power's financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), intended to improve financial reporting about leasing transactions. The ASU significantly changes the accounting model used by lessees to account for leases, requiring that all material leases be presented on the balance sheet. Under the current model, some leases are classified as capital leases and recorded on the balance sheet while other leases classified as operating leases are not recognized on the balance sheet. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods, with early adoption permitted. The standard must be adopted using a modified retrospective transition method. IDACORP and Idaho Power are evaluating the impact of ASU 2016-02 on their financial statements.

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

Income Tax Expense

The following table provides a summary of income tax expense for the three months ended March 31 (in thousands of dollars):

	IDACORP		Idaho Power
	2016	2015	2016	2015
Income tax at statutory rates (federal and state)	$11,768	$11,551	$11,809	$11,708
Additional ADITC amortization	(500)	—	(500)	—
Share-based compensation	(1,622)	—	(1,587)	—
Other(1)	(5,279)	(5,440)	(5,054)	(5,226)
Income tax expense	$4,367	$6,111	$4,668	$6,482
Effective tax rate	14.6%	20.7%	15.5%	21.6%
(1) "Other" is primarily comprised of the net tax effect of Idaho Power's regulatory flow-through tax adjustments. These adjustments, which include the capitalized repairs deduction, are each listed in the rate reconciliation table in Note 2 to the consolidated financial statements included in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2015.

The reductions in income tax expense for the three months ended March 31, 2016, as compared to the same period in 2015, were primarily due to additional accumulated deferred investment tax credit (ADITC) amortization under the regulatory mechanism described in Note 3 and additional tax benefits resulting from share-based compensation related to the adoption of ASU 2016-09 discussed in Note 1. On a net basis, Idaho Power’s estimate of its annual 2016 regulatory flow-through tax adjustments is comparable to 2015.

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

Under the October 2014 settlement stipulation, Idaho Power recorded $0.5 million of additional ADITC amortization during the first quarter of 2016 based on its estimate of Idaho ROE for the full-year 2016, leaving $44.5 million of additional ADITCs available under the settlement stipulation.

Idaho Power Cost Adjustment Mechanism Annual Filing

In both its Idaho and Oregon jurisdictions, Idaho Power's power cost adjustment (PCA) mechanisms address the volatility of power supply costs and provide for annual adjustments to the rates charged to its retail customers. The PCA mechanisms compare Idaho Power's actual net power supply costs (primarily fuel and purchased power less off-system sales) against net power supply costs being recovered in Idaho Power's retail rates. Under the PCA mechanisms, certain differences between actual net power supply costs incurred by Idaho Power and costs being recovered in retail rates are recorded as a deferred charge or credit on the balance sheet for future recovery or refund.  The power supply costs deferred primarily result from changes in contracted power purchase prices and volumes, changes in wholesale market prices and transaction volumes, fuel prices, and the levels of Idaho Power's own generation.

On April 15, 2016, Idaho Power filed an application with the IPUC requesting a $17.3 million net increase in Idaho PCA rates, effective for the 2016-2017 PCA collection period from June 1, 2016 to May 31, 2017.  The requested net increase in Idaho PCA rates included the application of (a) a customer rate credit of $3.2 million for sharing with customers for the year 2015 pursuant to the terms of the October 2014 settlement stipulation described above and (b) a $4.0 million reduction due to the transfer of surplus Idaho energy efficiency rider funds. As of the date of this report, the IPUC has not yet issued an order on the application.  Previously, on May 28, 2015, the IPUC issued an order approving an $11.6 million net decrease in Idaho PCA rates, effective for the 2015-2016 PCA collection period from June 1, 2015 to May 31, 2016.  The net decrease in Idaho PCA rates included the application of (a) a customer rate credit of $8.0 million for sharing of revenues with customers for the year 2014 under the terms of the December 2011 settlement stipulation, (b) a $1.5 million customer benefit relating to a change to the sales-based adjustment component of the PCA methodology, and (c) a $4.0 million reduction due to the transfer of surplus Idaho energy efficiency rider funds.

Idaho Fixed Cost Adjustment Mechanism Annual Filing

The Idaho jurisdiction fixed cost adjustment (FCA) mechanism is designed to remove Idaho Power’s financial disincentive to invest in energy efficiency programs by separating (or decoupling) the recovery of fixed costs from the variable kilowatt-hour charge and linking it instead to a set amount per customer.  The FCA mechanism is adjusted each year to collect, or refund, the difference between the authorized fixed-cost recovery amount and the actual fixed costs recovered by Idaho Power during the year. On March 15, 2016, Idaho Power filed its annual FCA update with the IPUC, requesting an increase of $11.2 million in the FCA from $16.9 million to $28.1 million, with new rates effective for the period from June 1, 2016 through May 31, 2017.  As of the date of this report, the IPUC has not yet issued an order on the application. Previously, on May 19, 2015, the IPUC issued an order approving an increase of $2.0 million in the FCA from $14.9 million to $16.9 million, with new rates effective for the period from June 1, 2015 through May 31, 2016.

4. LONG-TERM DEBT

On March 10, 2016, Idaho Power issued $120 million in principal amount of 4.05% first mortgage bonds, secured medium-term notes, Series J, maturing on March 1, 2046. On April 11, 2016, Idaho Power redeemed, prior to maturity, $100 million in principal amount of 6.15% first mortgage bonds, medium-term notes, Series H due April 2019. In accordance with the redemption provisions of the notes, the redemption included Idaho Power's payment of a make-whole premium to the holders of the redeemed notes in the aggregate amount of $14 million. Idaho Power used a portion of the net proceeds from the March 2016 sale of first mortgage bonds, medium-term notes to effect the redemption. As a result, the $100 million of 6.15% first mortgage bonds, medium-term notes, Series H due April 2019 are classified as current maturities of long-term debt in the condensed consolidated balance sheets at March 31, 2016.

As of March 31, 2016, $130 million in principal amount of long-term debt securities remained available for issuance under a selling agency agreement executed in July 2013 and pursuant to state regulatory authority. In March 2016, Idaho Power filed applications with the IPUC, OPUC, and Wyoming Public Service Commission seeking authorization to issue and sell from time to time up to $500 million in aggregate principal amount of debt securities and first mortgage bonds, to replace the remaining $130 million in principal amount of long-term debt securities authorized for issuance as of March 31, 2016.

5.  NOTES PAYABLE

Credit Facilities

IDACORP and Idaho Power have in place credit facilities that may be used for general corporate purposes and commercial paper backup. The terms and conditions of those credit facilities are as described in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2015.

At March 31, 2016, no loans were outstanding under either IDACORP's or Idaho Power's facilities.  At March 31, 2016, Idaho Power had regulatory authority to incur up to $450 million in principal amount of short-term indebtedness at any one time outstanding. Balances (in thousands of dollars) and interest rates of IDACORP’s and Idaho Power's short-term borrowings were as follows at March 31, 2016 and December 31, 2015:

	March 31, 2016			December 31, 2015
	Idaho Power	IDACORP	Total	Idaho Power	IDACORP	Total
Commercial paper outstanding	$—	$23,300	$23,300	$—	$20,000	$20,000
Weighted-average annual interest rate	—%	0.81%	0.81%	—%	0.88%	0.88%

6.  COMMON STOCK

IDACORP Common Stock

During the three months ended March 31, 2016, IDACORP issued 67,966 shares of common stock pursuant to the IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan. Effective July 1, 2012, IDACORP instructed the plan administrators of the IDACORP, Inc. Dividend Reinvestment and Stock Purchase Plan and Idaho Power Company Employee Savings Plan to use market purchases of IDACORP common stock, as opposed to original issuance of common stock from IDACORP, to acquire shares of IDACORP common stock for the plans. However, IDACORP may determine at any time to resume original issuances of common stock under those plans.

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

Restrictions on Dividends

Idaho Power’s ability to pay dividends on its common stock held by IDACORP and IDACORP’s ability to pay dividends on its common stock are limited to the extent payment of such dividends would violate the covenants in their respective credit facilities or Idaho Power’s Revised Code of Conduct.  A covenant under IDACORP’s credit facility and Idaho Power’s credit facility requires IDACORP and Idaho Power to maintain leverage ratios of consolidated indebtedness to consolidated total capitalization, as defined therein, of no more than 65 percent at the end of each fiscal quarter. At March 31, 2016, the leverage ratios for IDACORP and Idaho Power were 48 percent and 49 percent, respectively.  Based on these restrictions, IDACORP’s and Idaho Power’s dividends were limited to $1.1 billion and $916 million, respectively, at March 31, 2016.  There are additional facility covenants, subject to exceptions, that prohibit or restrict the sale or disposition of property without consent and any agreements restricting dividend payments to the applicable company from any material subsidiary.  At March 31, 2016, IDACORP and Idaho Power were in compliance with the financial covenants.

Idaho Power’s Revised Policy and Code of Conduct relating to transactions between and among Idaho Power, IDACORP, and other affiliates, which was approved by the IPUC in April 2008, provides that Idaho Power will not pay any dividends to IDACORP that will reduce Idaho Power’s common equity capital below 35 percent of its total adjusted capital without IPUC approval. At March 31, 2016, Idaho Power's common equity capital was 51 percent of its total adjusted capital. Further, Idaho Power must obtain approval of the OPUC before it could directly or indirectly loan funds or issue notes or give credit on its books to IDACORP.

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

7.  EARNINGS PER SHARE

The table below presents the computation of IDACORP’s basic and diluted earnings per share for the three months ended March 31, 2016 and 2015 (in thousands, except for per share amounts).

	Three months ended March 31,
	2016	2015
Numerator:
Net income attributable to IDACORP, Inc.	$25,729	$23,430
Denominator:
Weighted-average common shares outstanding - basic	50,299	50,220
Effect of dilutive securities	38	40
Weighted-average common shares outstanding - diluted	50,337	50,260
Basic earnings per share	$0.51	$0.47
Diluted earnings per share	$0.51	$0.47

8.  COMMITMENTS

Purchase Obligations

IDACORP's and Idaho Power's purchase obligations did not change materially, outside of the ordinary course of business, during the three months ended March 31, 2016, except that nine power purchase agreements with two solar energy developers were terminated due to an uncured breach by the counterparties. Termination of the agreements reduced Idaho Power's contractual payment obligations by approximately $201 million over the 20-year lives of the terminated contracts.

Guarantees

Through a self-bonding mechanism, Idaho Power guarantees its portion of reclamation activities and obligations at BCC, of which IERCo owns a one-third interest.  This guarantee, which is renewed annually with the Wyoming Department of Environmental Quality, was $73 million at March 31, 2016, representing IERCo's one-third share of BCC's total reclamation obligation.  BCC has a reclamation trust fund set aside specifically for the purpose of paying these reclamation costs.  At March 31, 2016, the value of the reclamation trust fund was $71 million. During the three months ended March 31, 2016, the reclamation trust fund made no distributions for reclamation activity costs associated with the BCC surface mine. BCC periodically assesses the adequacy of the reclamation trust fund and its estimate of future reclamation costs.  To ensure that the reclamation trust fund maintains adequate reserves, BCC has the ability to add a per-ton surcharge to coal sales, all of which are made to the Jim Bridger plant.  Starting in 2010, BCC began applying a nominal surcharge to coal sales in order to maintain adequate reserves in the reclamation trust fund.  Because of the existence of the fund and the ability to apply a per-ton surcharge, the estimated fair value of this guarantee is minimal.

IDACORP and Idaho Power enter into financial agreements and power purchase and sale agreements that include indemnification provisions relating to various forms of claims or liabilities that may arise from the transactions contemplated by these agreements.  Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnification provisions cannot be reasonably estimated.  IDACORP and Idaho Power periodically evaluate the likelihood of incurring costs under such indemnities based on their historical experience and the evaluation of the specific indemnities.  As of March 31, 2016, management believes the likelihood is remote that IDACORP or Idaho Power would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnification obligations.  Neither IDACORP nor Idaho Power has recorded any liability on their respective condensed consolidated balance sheets with respect to these indemnification obligations.

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

Western Energy Proceedings

High prices for electricity, energy shortages, and blackouts in California and in the western wholesale markets during 2000 and 2001 caused numerous purchasers of electricity in those markets to initiate proceedings to consider requiring refunds and other forms of disgorgement from energy sellers. Some of these proceedings remain pending before the FERC or are on appeal to the United States Court of Appeals for the Ninth Circuit, and thus there remains some uncertainty about the ultimate outcome of the proceedings. Idaho Power and IESCo (as successor to IDACORP Energy L.P.) believe that the current state of the FERC's orders, if maintained, and the settlement releases they have obtained, will restrict potential claims that might result from the pending proceedings. As a result, IDACORP and Idaho Power predict that these matters will not have a material adverse effect on their respective results of operations or financial condition. However, if unanticipated orders are issued by the FERC or by the Ninth Circuit Court of Appeals or other courts, exposure to indirect claims in the proceedings could exist. These indirect claims would consist of so-called "ripple claims," which involve potential claims for refunds in the Pacific Northwest markets from an upstream seller of power based on a finding that its downstream buyer was liable for refunds as a seller of power during the relevant period. Given the speculative nature of ripple claims and in light of Idaho Power's and IESCo's participation in the market as both buyers and sellers of energy, Idaho Power and IESCo are unable to estimate the possible loss or range of loss that could result from the proceedings and have no amount accrued relating to the proceedings. To the extent the availability of any ripple claims materializes, Idaho Power and IESCo will continue to vigorously defend their positions in the proceedings.

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

10.  BENEFIT PLANS

Idaho Power has two pension plans - a noncontributory defined benefit pension plan (pension plan) and a nonqualified defined benefit plans for certain senior management employees called the Security Plan for Senior Management Employees (SMSP).  Idaho Power also has a nonqualified defined benefit pension plan for directors that was frozen in 2002. Remaining vested benefits from that plan are included with the SMSP in the disclosures below. The benefits under the pension plan are based on years of service and the employee’s final average earnings. Idaho Power also maintains a defined benefit postretirement benefit plan (consisting of health care and death benefits) that covers all employees who were enrolled in the active-employee group plan at the time of retirement as well as their spouses and qualifying dependents.  The following table shows the components of net periodic benefit costs for the pension, SMSP, and postretirement benefits plans for the three months ended March 31, 2016 and 2015 (in thousands of dollars).

	Pension Plan		SMSP		Postretirement Benefits
	2016	2015	2016	2015	2016	2015
Service cost	$8,117	$8,459	$307	$422	$293	$338
Interest cost	9,423	8,820	1,069	967	696	674
Expected return on plan assets	(10,170)	(10,219)	—	—	(620)	(673)
Amortization of prior service cost	13	55	42	46	7	4
Amortization of net loss	3,384	3,546	883	1,049	—	—
Net periodic benefit cost	10,767	10,661	2,301	2,484	376	343
Adjustments due to the effects of regulation(1)	(6,019)	(5,876)	—	—	—	—
Net periodic benefit cost recognized for financial reporting(1)	$4,748	$4,785	$2,301	$2,484	$376	$343
 (1) Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, income statement recognition of pension plan costs is deferred until costs are recovered through rates.

Idaho Power has no required contributions to its defined benefit pension plan for 2016 and during the three months ended March 31, 2016, made no contributions. In April 2016, Idaho Power made a $10 million contribution. Idaho Power plans to contribute at least an additional $10 million to the pension plan during 2016 but may contribute up to an additional $30 million.

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

The table below presents the gains and losses on derivatives not designated as hedging instruments for the three months ended March 31, 2016 and 2015 (in thousands of dollars).

		Gain/(Loss) on Derivatives Recognized in Income(1)
	Location of Realized Gain/(Loss) on Derivatives Recognized in Income	Three months ended March 31,

		2016	2015
Financial swaps	Off-system sales	$1,446	$2,996
Financial swaps	Purchased power	(13)	(635)
Financial swaps	Fuel expense	(2,815)	(746)
Financial swaps	Other operations and maintenance	(115)	(2)
Forward contracts	Purchased power	—	3
Forward contracts	Fuel expense	(4)	(5)
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

Derivative Instrument Summary

The table below presents the fair values and locations of derivative instruments not designated as hedging instruments recorded on the balance sheets and reconciles the gross amounts of derivatives recognized as assets and as liabilities to the net amounts presented in the balance sheets at March 31, 2016 and December 31, 2015 (in thousands of dollars).

		Asset Derivatives				Liability Derivatives
	Balance Sheet Location	Gross Fair Value	Amounts Offset		Net Assets	Gross Fair Value	Amounts Offset	Net Liabilities

March 31, 2016
Current:
Financial swaps	Other current liabilities	$516	$(516)	(1)	$—	$8,004	$(1,792)	$6,212
Forward contracts	Other current assets	64	—		64	—	—	—
Forward contracts	Other current liabilities	—	—		—	31	—	31
Long-term:
Financial swaps	Other assets	52	—		52	—	—	—
Financial swaps	Other liabilities	4	(4)		—	84	(34)	50
Total		$636	$(520)		$116	$8,119	$(1,826)	$6,293
December 31, 2015
Current:
Financial swaps	Other current assets	$999	$(785)		$214	$785	$(785)	$—
Financial swaps	Other current liabilities	177	(177)		—	5,146	(177)	4,969
Forward contracts	Other current assets	64	—		64	—	—	—
Forward contracts	Other current liabilities	—	—		—	3	—	3
Long-term:
Financial swaps	Other assets	148	(22)		126	22	(22)	—
Total		$1,388	$(984)		$404	$5,956	$(984)	$4,972
 (1) Current liability derivative amount offset includes $1.4 million of collateral receivable for the period ending March 31, 2016.

The table below presents the volumes of derivative commodity forward contracts and swaps outstanding at March 31, 2016 and 2015 (in thousands of units).

		March 31,
Commodity	Units	2016	2015
Electricity purchases	MWh	500	442
Electricity sales	MWh	18	288
Natural gas purchases	MMBtu	13,723	15,775
Natural gas sales	MMBtu	150	852
Diesel purchases	Gallons	802	183

Credit Risk

At March 31, 2016, Idaho Power did not have material credit risk exposure from financial instruments, including derivatives. Idaho Power monitors credit risk exposure through reviews of counterparty credit quality, corporate-wide counterparty credit exposure, and corporate-wide counterparty concentration levels.  Idaho Power manages these risks by establishing credit and concentration limits on transactions with counterparties and requiring contractual guarantees, cash deposits, or letters of credit from counterparties or their affiliates, as deemed necessary.  Idaho Power’s physical power contracts are commonly under Western Systems Power Pool agreements, physical gas contracts are usually under North American Energy Standards Board contracts, and financial transactions are usually under International Swaps and Derivatives Association, Inc. contracts. These contracts contain adequate assurance clauses requiring collateralization if a counterparty has debt that is downgraded below investment grade by at least one rating agency.

Credit-Contingent Features

Certain of Idaho Power's derivative instruments contain provisions that require Idaho Power's unsecured debt to maintain an investment grade credit rating from Moody's Investors Service and Standard & Poor's Ratings Services.  If Idaho Power's unsecured debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions.  The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position at March 31, 2016, was $7.9 million.  Idaho Power posted $1.4 million cash collateral related to this amount.  If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2016, Idaho Power would have been required to post an additional $8.2 million of cash collateral to its counterparties.

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

IDACORP’s and Idaho Power’s assessment of a particular input's significance to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy.  An item recorded at fair value is reclassified among levels when changes in the nature of valuation inputs cause the item to no longer meet the criteria for the level in which it was previously categorized. There were no transfers between levels or material changes in valuation techniques or inputs during the three months ended March 31, 2016.

The table below presents information about IDACORP’s and Idaho Power’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 (in thousands of dollars).

	March 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds
IDACORP - Parent	—	—	—	—	1,000	—	—	1,000
Idaho Power	$70,000	$—	$—	$70,000	$10,000	$—	$—	$10,000
Derivatives	$—	$116	$—	$116	$340	$64	$—	$404

Trading securities: Equity securities	94	—	—	94	102	—	—	102
Available-for-sale securities: Equity securities	23,663	—	—	23,663	24,459	—	—	24,459
Liabilities:
Derivatives	2,163	4,130	—	6,293	286	4,686	—	4,972

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

The table below presents the carrying value and estimated fair value of financial instruments that are not reported at fair value, as of March 31, 2016 and December 31, 2015, using available market information and appropriate valuation methodologies (in thousands of dollars).

	March 31, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
IDACORP
Assets:
Notes receivable(1)	$3,804	$3,804	$3,804	$3,804
Liabilities:
Long-term debt(1)	1,845,497	2,007,968	1,726,474	1,813,243
Idaho Power
Liabilities:
Long-term debt(1)	1,845,497	2,007,968	1,726,474	1,813,243
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

	Utility Operations	All Other	Eliminations	Consolidated Total
Three months ended March 31, 2016:
Revenues	$280,566	$390	$—	$280,956
Net income attributable to IDACORP, Inc.	25,534	195	—	25,729
Total assets as of March 31, 2016	6,073,481	76,414	(19,445)	6,130,450
Three months ended March 31, 2015:
Revenues	$278,774	$621	$—	$279,395
Net income attributable to IDACORP, Inc.	23,462	(32)	—	23,430

14. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

The table below presents changes in components of accumulated other comprehensive income (AOCI), net of tax, during the three months ended March 31, 2016 and 2015 (in thousands of dollars). Items in parentheses indicate charges to AOCI.

Defined Benefit Pension Items
Three months ended March 31, 2016:
Balance at beginning of period	$(21,276)
Amounts reclassified out of AOCI	564
Balance at end of period	$(20,712)
Three months ended March 31, 2015:
Balance at beginning of period	$(24,158)
Amounts reclassified out of AOCI	667
Balance at end of period	$(23,491)

The table below presents amounts reclassified out of components of AOCI and the income statement location of those amounts reclassified during the three months ended March 31, 2016 and 2015 (in thousands of dollars). Items in parentheses indicate increases to net income.

	Amount Reclassified from AOCI
Details About AOCI	Three months ended March 31,
	2016	2015
Amortization of defined benefit pension items(1)
Prior service cost	$42	$46
Net loss	883	1,049
Total before tax	925	1,095
Tax benefit(2)	(361)	(428)
Net of tax	564	667
Total reclassification for the period	$564	$667
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
IDACORP, Inc.
Boise, Idaho

We have reviewed the accompanying condensed consolidated balance sheet of IDACORP, Inc. and subsidiaries (the “Company”) as of March 31, 2016, and the related condensed consolidated statements of income, comprehensive income, equity and cash flows for the three-month periods ended March 31, 2016 and 2015.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of IDACORP, Inc. and subsidiaries as of December 31, 2015, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated February 18, 2016, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2015 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Boise, Idaho
April 28, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Idaho Power Company
Boise, Idaho

We have reviewed the accompanying condensed consolidated balance sheet of Idaho Power Company and subsidiary (the “Company”) as of March 31, 2016, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2016 and 2015.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Idaho Power Company and subsidiary as of December 31, 2015, and the related consolidated statements of income, comprehensive income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated February 18, 2016, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2015 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Boise, Idaho
April 28, 2016

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in this report, the general financial condition and results of operations for IDACORP, Inc. and its subsidiaries (collectively, IDACORP) and Idaho Power Company and its subsidiary (collectively, Idaho Power) are discussed. While reading the MD&A, please refer to the accompanying condensed consolidated financial statements of IDACORP and Idaho Power.  Also refer to "Cautionary Note Regarding Forward-Looking Statements" in this report for important information regarding forward-looking statements made in this MD&A and elsewhere in this report. This discussion updates the MD&A included in the Annual Report on Form 10-K for the year ended December 31, 2015, and should also be read in conjunction with the information in that report. The results of operations for an interim period generally will not be indicative of results for the full year, particularly in light of the seasonality of Idaho Power's sales volumes, as discussed below.

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

EXECUTIVE OVERVIEW

Management's Outlook and Company Initiatives

In the Annual Report on Form 10-K for the year ended December 31, 2015, IDACORP's and Idaho Power's management included a brief overview of their outlook and initiatives for the companies for 2016 and beyond, under the headings "Executive Overview - Management's Outlook" and "2015 Accomplishments and 2016 Initiatives" in the MD&A. As of the date of this report, management's outlook remains consistent with that discussion. Most notably:

•
Idaho Power continues to expect positive customer growth in its service area, and continues to support economic development initiatives aimed at sustainable levels of growth. During the first three months of 2016, Idaho Power's customer count grew by 1,683 customers, and for the twelve months ended March 31, 2016, the customer growth rate was 1.8 percent.

•
Idaho Power expects substantial capital investments, with expected total capital expenditures of approximately $1.5 billion over the five-year period from 2016 (including expenditures to date in 2016) through 2020.

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

Overview of General Factors and Trends Affecting Results of Operations and Financial Condition

IDACORP's and Idaho Power's results of operations and financial condition are affected by a number of factors, and the impact of those factors is discussed in more detail later in this MD&A. To provide context for the discussion elsewhere in this report, some of the more notable factors include the following:

•
Regulation of Rates and Cost Recovery:  The price that Idaho Power is authorized to charge for its electric and transmission service is a critical factor in determining IDACORP's and Idaho Power's results of operations and financial condition. Those rates are established by state regulatory commissions and the FERC, and are intended to allow Idaho Power an opportunity to recover its expenses and earn a reasonable return on investment. Because of the significant impact of ratemaking decisions, and in furtherance of its goal of advancing a purposeful regulatory strategy, Idaho Power has focused on timely recovery of its costs through filings with the company's regulators, working to put in place innovative regulatory mechanisms, and on the prudent management of expenses and investments. Idaho Power has a regulatory settlement stipulation in Idaho that remains in effect during 2016. That stipulation includes provisions for the accelerated amortization of certain tax credits to help achieve a minimum 9.5 percent return on year-end equity in the Idaho jurisdiction (Idaho ROE). Also during 2016, Idaho Power plans to continue to assess its need to file a general rate case to reset base rates.

•
Rate Base Growth and Infrastructure Investment: As noted above, the rates established by the IPUC and OPUC are determined so as to provide an opportunity for Idaho Power to recover authorized operating expenses and earn a reasonable return on “rate base.” Rate base is generally determined by reference to the original cost (net of accumulated depreciation) of utility plant in service, subject to various adjustments for deferred taxes and other items. Over time, rate base is increased by additions to utility plant in service and reduced by depreciation and retirement of utility plant and write-offs as authorized by the IPUC and OPUC. In recent years, Idaho Power has been pursuing significant enhancements to its utility infrastructure, including major ongoing transmission projects such as the Boardman-to-Hemingway and Gateway West projects, in an effort to ensure an adequate supply of electricity, to provide service to new customers, and to maintain system reliability.  Idaho Power's existing hydroelectric and thermal generation facilities also require continuing upgrades and component replacement, and the company is undertaking a significant relicensing effort for the Hells Canyon Complex (HCC), its largest hydroelectric generation resource.  Idaho Power expects to include completed capital projects in its next general rate case or, in circumstances where appropriate, a single-issue rate case for individual projects with a significant capital cost. Depending on the outcome of the regulatory process and items such as the rate of return authorized by the IPUC and OPUC, this growth in rate base may result in an increase to Idaho Power's revenues and earnings.

•
Economic Conditions: Economic conditions impact consumer demand for electricity and revenues, collectability of accounts, the volume of off-system sales, and the need to construct and improve infrastructure, purchase power, and implement programs to meet customer load demands. In recent years, Idaho Power has seen growth in both the number of customers in its service area—over the last 12 months customer count grew by 1.8 percent—and in employment in Idaho Power's service area, which grew by approximately 2.0 percent over the last twelve months, based on Idaho Department of Labor preliminary March 2016 data. Idaho Power expects that the number of customers will continue to increase in the foreseeable future. To help encourage growth, Idaho Power has in recent years undertaken efforts to promote economic development and attract industrial and commercial customers to its service area.

•
Weather Conditions:  Weather and agricultural growing conditions have a significant impact on energy sales and the seasonality of those sales. Relatively low and high temperatures result in greater energy use for heating and cooling, respectively. During the agricultural growing season, which in large part occurs during the second and third quarters, irrigation customers use electricity to operate irrigation pumps, and weather conditions can impact the timing and degree of use of those pumps. Idaho Power also has tiered rates and seasonal rates, which contribute to increased revenues during higher-load periods, most notably during the third quarter of each year when overall customer demand is highest. Much of the adverse or favorable impact of weather on sales of energy to residential and small commercial customers is mitigated through the Idaho fixed cost adjustment (FCA) mechanism.

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

•
Mitigation of Impact of Fuel and Purchased Power Expense:  In addition to hydroelectric generation, Idaho Power relies significantly on coal and natural gas to fuel its generation facilities and power purchases in the wholesale markets. Fuel costs are impacted by electricity sales volumes, the terms of contracts for fuel, Idaho Power's generation capacity, the availability of hydroelectric generation resources, transmission capacity, energy market prices, and Idaho Power's hedging program for managing fuel costs. Recently, low natural gas prices have made operation of Idaho Power's natural gas power plants more economical, resulting in increased operation of those plants and decreased operation of coal-fired plants. Purchased power costs are impacted by the terms of contracts for purchased power, the rate of expansion of alternative energy generation sources such as wind or solar energy, and wholesale energy market prices. Idaho Power is required by law to purchase power from some PURPA generation projects at a specified price regardless of the then-current load demand or wholesale energy market prices. This increases the likelihood that Idaho Power will at times be required to reduce output from its lower-cost hydroelectric and fossil fuel-fired generation resources and may be required to sell in the wholesale power market the power it purchases from PURPA projects at a significant loss, which results in increased customer rates. The Idaho and Oregon PCA mechanisms mitigate in large part the potential adverse impacts of fluctuations in power supply costs to Idaho Power, including all of the Idaho-jurisdiction PURPA power purchase costs.

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

Summary of Financial Results

	Three months ended March 31,
	2016	2015
Idaho Power net income	$25,534	$23,462
Net income attributable to IDACORP, Inc.	$25,729	$23,430
Average outstanding shares – diluted (000’s)	50,337	50,260
IDACORP, Inc. earnings per diluted share	$0.51	$0.47

The table below provides a reconciliation of net income attributable to IDACORP for the three-month period ended March 31, 2015 to the same period in 2016 (items are in millions and are before related income tax impact unless otherwise noted).

	Three months ended
Net income attributable to IDACORP, Inc. - March 31, 2015		$23.4
Change in Idaho Power net income:
Increased sales volumes attributable to customer growth, net of associated power supply costs and PCA mechanism impacts	$2.2
Increased sales volumes attributable to usage per customer, net of associated power supply costs and PCA mechanism impacts	0.5
FCA revenues	4.9
Rent from electric property, wheeling and other revenue	(1.1)
Change in other operating and maintenance expenses	(2.1)
Increase in depreciation expense	(1.6)
Other changes in operating revenues and expenses, net	(1.8)
Increase in Idaho Power operating income	1.0
Changes in other non-operating income and expenses	(0.7)
Decrease in other income tax expense	1.3
Increase in additional ADITC amortization	0.5
Total increase in Idaho Power net income		2.1
Other changes (net of tax)		0.2
Net income attributable to IDACORP, Inc. - March 31, 2016		$25.7

Net Income - First Quarter 2016

IDACORP's net income increased $2.3 million for the first quarter of 2016 when compared with the first quarter of 2015. The increase was driven primarily by a $1.0 million increase in Idaho Power's operating income and a $1.8 million decrease in income tax expense.
Customer growth continued to benefit results—a 1.8 percent increase in the number of Idaho Power customers led to a $2.2 million increase in operating income. While temperatures were well above normal in Idaho Power's service area in both the first quarter of 2016 and 2015, reducing sales in both quarters below normal levels, colder temperatures in the first quarter of 2016 led to modest increases in average electricity usage by residential customers compared with the same period in 2015.
Also affecting the comparability of quarterly results was a change in the FCA mechanism approved by the IPUC in May 2015 retroactive to the beginning of 2015. Last year's reported first quarter FCA was determined under the prior mechanism. After approval by the IPUC, Idaho Power recorded in the second quarter of 2015 an additional $7.4 million of FCA revenue related to the first quarter of 2015. The $4.9 million first quarter increase shown in the table above would have been a $2.5 million decrease in FCA revenues had the current FCA mechanism methodology been applied in the first quarter of 2015.
The decrease in income tax expense was principally a result of two items. First, adoption of a new accounting standard related to share-based payments changed the accounting treatment of income tax deductions for stock-based compensation, reducing income tax expense by $1.6 million. Second, based on Idaho Power's current expectations of full-year 2016 results, Idaho Power recorded $0.5 million of additional accumulated deferred investment tax credits (ADITC) during the first quarter of 2016 under its Idaho regulatory settlement stipulation. While the actual amounts could change significantly based on actual results, as of March 31, 2016, Idaho Power estimated that it will record approximately $2 million of additional ADITC amortization for the full year 2016. No additional ADITC amortization was recorded during the same period in 2015.

RESULTS OF OPERATIONS

This section of MD&A takes a closer look at the significant factors that affected IDACORP’s and Idaho Power’s earnings during the three months ended March 31, 2016.  In this analysis, the results for the three months ended March 31, 2016 are compared with the same period in 2015.

Utility Operations

The table below presents Idaho Power’s energy sales and supply (in thousands of MWh) for the three months ended March 31, 2016 and 2015.

	Three months ended March 31,
	2016	2015
General business sales	3,165	3,112
Off-system sales	507	535
Total energy sales	3,672	3,647
Hydroelectric generation	1,847	1,818
Coal generation	776	1,010
Natural gas and other generation	516	209
Total system generation	3,139	3,037
Purchased power	815	763
Line losses	(282)	(153)
Total energy supply	3,672	3,647

Sales Volume and Generation: For the first three months of 2016, general business sales volume increased 53 thousand MWh, or 2 percent, compared with the same period in the prior year. The sales increase was due primarily to customer growth and to a lesser degree to slightly colder weather in the first three months of 2016 compared to the same period in 2015. In both years first quarter temperatures were well above normal, which decreased use of electricity for heating purposes.

Off-system sales volume declined in the first quarter of 2016 as low electricity wholesale market prices reduced Idaho Power's opportunities to operate its generation facilities for off-system sales.

Generation from Idaho Power's hydroelectric plants increased in 2016 compared with 2015 due to stronger Snake River water flows and other more favorable hydroelectric generating conditions. At Idaho Power's thermal plants, coal-fired generation decreased while natural gas-fired generation increased, as low natural gas prices made natural gas-fired plants more economical to run in 2016.

The financial impacts of fluctuations in off-system sales, purchased power, fuel expense, and other power supply-related expenses are addressed in Idaho Power's Idaho and Oregon PCA mechanisms, which are described later in this MD&A.

General Business Revenues:  The table below presents Idaho Power’s general business revenues and MWh sales volumes for the three months ended March 31, 2016 and 2015, and the number of customers as of March 31, 2016 and 2015.

	Three months ended March 31,
	2016	2015
Revenue
Residential	$141,113	$130,854
Commercial	71,250	74,670
Industrial	42,697	43,548
Irrigation	904	1,998
Total	255,964	251,070
Deferred revenue related to HCC relicensing AFUDC(1)	(2,584)	(2,584)
Total general business revenues	$253,380	$248,486
Volume of Sales (MWh)
Residential	1,388	1,304
Commercial	975	1,001
Industrial	792	783
Irrigation	10	24
Total MWh sales	3,165	3,112
Number of customers at period end
Residential	437,085	429,199
Commercial	68,460	67,590
Industrial	119	121
Irrigation	20,317	19,859
Total customers	525,981	516,769
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

Changes in rates, changes in customer demand, and changes in FCA revenues are the primary reasons for fluctuations in general business revenue from period to period. The primary influences on customer demand for electricity are weather and economic conditions. Extreme temperatures increase sales to customers who use electricity for cooling and heating, while moderate temperatures decrease sales. Precipitation levels and the timing of precipitation during the agricultural growing season also affect sales to customers who use electricity to operate irrigation pumps. Rates are also seasonally adjusted, providing for higher rates during peak load periods, and residential customer rates are tiered, providing for higher rates based on higher levels of usage. The seasonal and tiered rate structures contribute to seasonal fluctuations in revenues and earnings. For purposes of illustration, Boise, Idaho weather-related information for the three months ended March 31, 2016 and 2015 is presented in the table that follows.

	Three months ended March 31,
	2016	2015	Normal
Heating degree-days(1)	2,189	2,073	2,480
Cooling degree-days(1)	—	—	—
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

General business revenue increased $4.9 million for the three months ended March 31, 2016, compared with the same period in 2015. Factors affecting general business revenues during the period are discussed below.

•
Rates:  Rate changes combined to decrease general business revenue by $5.2 million in the first quarter compared with the same period in 2015. The revenue impact of the rate changes was partially offset by associated changes in operating expenses - Idaho PCA amortization expense decreased $9.4 million for the quarter when compared with the same period in 2015 due to the changes in the corresponding Idaho PCA true-up rate in the comparative periods.

•
Customers:  Customer growth increased general business revenue by $2.9 million when compared with the first quarter of 2015. Total customers increased 1.8 percent during the twelve months ended March 31, 2016.

•
Usage:  Higher usage (on a per customer basis), primarily by residential customers, increased general business revenue by $2.3 million for the first three months of 2016 when compared with the same period in 2015, primarily as a result of the greater number of heating degree-days in 2016, as noted in the table above.

•
FCA Revenue: The application of the Idaho FCA mechanism increased revenues by $4.9 million in the first quarter of 2016 compared with the first quarter of 2015. Last year's first quarter FCA revenue calculation used weather-normalized sales as the basis for the calculation. In May 2015, the IPUC modified the mechanism to use actual sales rather than weather-normalized sales and made the change effective January 1, 2015. The $7.4 million impact of the change to the mechanism in retroactive application to the first quarter of 2015 was recorded in the second quarter of 2015. Had that $7.4 million first quarter 2015 impact been recorded in the first quarter of 2015, the 2016 revenue impact of the mechanism would have decreased $2.5 million compared with 2015, reflective of the increased residential use per customer.

Off-System Sales:  Off-system sales consist primarily of long-term sales contracts and opportunity sales of surplus system energy.  The table below presents Idaho Power’s off-system sales for the three months ended March 31, 2016 and 2015.

	Three months ended March 31,
	2016	2015
Revenue	$9,151	$13,019
MWh sold	507	535
Revenue per MWh	$18.05	$24.33

In the first quarter of 2016, off-system sales revenue decreased by $3.9 million, or 30 percent, compared with the same period in 2015. Off-system sales volumes decreased 5 percent for the first three months of 2016 compared with 2015 as market conditions were more favorable, at times, for selling power off-system in 2015. The average price of off-system sales transactions for the first three months of 2016 was 26 percent lower than for the first three months of 2015. An increase in customer load also reduced the amount of surplus power available for sale off-system during the first three months of 2016.

Other Revenues:  The table below presents the components of other revenues for the three months ended March 31, 2016 and 2015.

	Three months ended March 31,
	2016	2015
Transmission services and other	$11,784	$12,928
Energy efficiency	6,251	4,341
Total other revenues	$18,035	$17,269

Other revenues increased $0.8 million, or 4 percent, in the first quarter of 2016, compared with the same period in 2015. The increase in the first quarter primarily resulted from greater customer participation in energy efficiency programs. That increase was offset by lower transmission service revenue, due primarily to the termination in late-2015 of legacy, long-term transmission agreements in connection with a transmission asset purchase and sale arrangement with a third party.

Most energy efficiency activities are funded through a rider mechanism on customer bills.  Energy efficiency program expenditures funded through the rider are reported as an operating expense with an equal amount of revenues recorded in other revenues, resulting in no net impact on earnings.  The cumulative variance between expenditures and amounts collected through the rider is recorded as a regulatory asset or liability pending future collection from, or obligation to, customers.  A liability balance indicates that Idaho Power has collected more than it has spent and an asset balance indicates that Idaho Power has spent more than it has collected. At March 31, 2016, Idaho Power's energy efficiency rider balances were a $4.8 million asset in the Oregon jurisdiction and a $10.1 million liability in the Idaho jurisdiction.

Purchased Power:  The table below presents Idaho Power’s purchased power expenses and volumes for the three months ended March 31, 2016 and 2015.

	Three months ended March 31,
	2016	2015
Expense
PURPA contracts	$34,255	$26,402
Other purchased power (including wheeling)	13,860	16,563
Total purchased power expense	$48,115	$42,965
MWh purchased
PURPA contracts	554	440
Other purchased power	261	323
Total MWh purchased	815	763
Cost per MWh from PURPA contracts	$61.83	$60.00
Cost per MWh from other sources	$53.10	$51.28
Weighted average - all sources	$59.04	$56.31

Purchased power expense increased $5.2 million, or 12 percent, in the first quarter of 2016, compared with the same period in 2015. The increase for the first quarter of 2016 was due primarily to increased volumes purchased, in large part due to higher output from renewable energy projects under PURPA contracts. Further, the average cost per MWh increased in the first quarter of 2016 as more-expensive power under PURPA power purchase contracts made up a larger proportion of total volumes purchased.

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

Fuel Expense:  The table below presents Idaho Power’s fuel expenses and generation at its thermal generating plants for the three months ended March 31, 2016 and 2015.

	Three months ended March 31,
	2016	2015
Expense
Coal (1)	$23,665	$24,172
Natural gas and other thermal	12,099	7,304
Total fuel expense	$35,764	$31,476
MWh generated
Coal (1)	776	892
Natural gas and other thermal	516	209
Total MWh generated	1,292	1,101
Cost per MWh - Coal	$30.50	$27.10
Cost per MWh - Natural gas and other thermal	$23.45	$34.95
Weighted average, all sources	$27.68	$28.59
(1) The first three months of 2015 exclude 118 MWh of generation from the Jim Bridger power plant for which costs were capitalized during feasibility testing of capital projects under contemplation.

Most fuel supply contracts are subject to changes in published indexes that are closely related to materials and supplies, labor, and diesel costs. In addition to commodity (variable) costs, both natural gas and coal expense include costs that are more fixed in nature for items such as capacity charges, transportation, and fuel handling. Period to period variances in fuel expense per MWh are noticeably impacted by these fixed charges when generation output is substantially different between the two periods; however, natural gas commodity prices decreased significantly between March 2015 and March 2016.

Fuel expense increased $4.3 million, or 14 percent, in the first quarter of 2016, compared with the same period in 2015. The increase in the first quarter of 2016 was mostly due to higher output from the natural gas thermal plants for the period.

PCA Mechanisms:  Idaho Power's power supply costs (primarily purchased power and fuel expense, less off-system sales) can vary significantly from year to year. Volatility of power supply costs arises from factors such as weather conditions, wholesale market prices, and volumes of power purchased and sold in the wholesale markets, Idaho Power's hydroelectric and thermal generation volumes and fuel costs, generation plant availability, and retail loads. To address the volatility of power supply costs, Idaho Power's PCA mechanisms in the Idaho and Oregon jurisdictions allow Idaho Power to recover from or refund to customers most of the fluctuations in power supply costs.  In the Idaho jurisdiction, the PCA includes a cost or benefit sharing ratio that allocates the deviations in net power supply expenses between customers (95 percent) and the company (5 percent), with the exception of PURPA power purchases and demand response program incentives, which are allocated 100 percent to customers. Because of the PCA mechanisms, the primary financial impacts of power supply cost variations is that cash is paid out but recovery from customers does not occur until a future period, or cash that is collected is refunded to customers in a future period, resulting in fluctuations in operating cash flows from year to year. The following table presents the components of the Idaho and Oregon PCA mechanisms for the three months ended March 31, 2016 and 2015.

	Three months ended March 31,
	2016	2015
Idaho power supply cost accrual	$5,295	$10,362
Amortization of prior year authorized balances	8,059	17,393
Total power cost adjustment expense	$13,354	$27,755

The power supply accruals represent the portion of the power supply cost fluctuations accrued under the PCA mechanisms. When actual power supply costs are lower than the amount forecasted in PCA rates, which was the case for the first quarter of 2016 and 2015, most of the difference is accrued. The amortization of the prior year’s balances represents the offset to the amounts being collected or refunded in the current PCA year that were deferred or accrued in the prior PCA year (the true-up component of the PCA). See "Regulatory Matters" in this MD&A and Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report for a description of the IPUC's review of the true-up component of the PCA mechanism.

Other Operations and Maintenance Expenses:  Other O&M expense increased $2.1 million, or three percent, in the first quarter of 2016, compared with the same period in 2015, due principally to normal labor-related expenses.

Income Taxes

IDACORP's and Idaho Power's income tax expense for the three months ended March 31, 2016, when compared with the same period in 2015, decreased $1.7 million and $1.8 million, respectively, primarily as a result of (1) a $1.6 million tax benefit resulting from the adoption of a new accounting standard for share-based compensation and (2) Idaho Power's recording of $0.5 million of additional ADITC amortization under its Idaho regulatory settlement stipulation in the first quarter of 2016 compared to recording no additional amortization in the first quarter of 2015. For information relating to IDACORP's and Idaho Power's computation of income tax expense and estimated annual effective tax rate, see Note 2 - “Income Taxes” to the condensed consolidated financial statements included in this report.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Idaho Power has been pursuing significant enhancements to its utility infrastructure in an effort to ensure an adequate supply of electricity, to provide service to new customers, and to maintain system reliability.  Idaho Power's existing hydroelectric and thermal generation facilities also require continuing upgrades and component replacement.  Idaho Power expects these substantial capital expenditures to continue, with expected total capital expenditures of approximately $1.5 billion over the five-year period from 2016 (including expenditures to date in 2016) through 2020.

Idaho Power funds its liquidity needs for capital expenditures through cash flows from operations, debt offerings, commercial paper markets, credit facilities, and capital contributions from IDACORP.  Idaho Power periodically files for rate adjustments for recovery of operating costs and capital investments to provide the opportunity to align Idaho Power's earned returns with those allowed by regulators. Idaho Power uses operating and capital budgets to control operating costs and capital expenditures. During the first quarter of 2016, Idaho Power continued its efforts to optimize operations, control costs, and generate operating cash inflows to meet operating expenditures, contribute to capital expenditure requirements, and pay dividends to shareholders.

As of April 22, 2016, IDACORP's and Idaho Power's access to debt, equity, and credit arrangements included:

•	their respective $100 million and $300 million revolving credit facilities;

•	IDACORP's shelf registration statement filed with the U.S. Securities and Exchange Commission (SEC) on May 22, 2013, which may be used for the issuance of debt securities and common stock;

•
Idaho Power's shelf registration statement filed with the SEC on May 22, 2013, which may be used for the issuance of first mortgage bonds and debt securities; $130 million is available for issuance under a selling agency agreement executed in July 2013 and pursuant to state regulatory authority; and

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

On March 10, 2016, Idaho Power issued $120 million in principal amount of 4.05% first mortgage bonds, Series J, maturing on March 1, 2046. On April 11, 2016, Idaho Power redeemed, prior to maturity, its $100 million in principal amount of 6.15% first mortgage bonds, medium-term notes due April 2019. In accordance with the redemption provisions of the original terms of the notes, the redemption included payment by Idaho Power of a make-whole premium of $14 million. Idaho Power expects that the make-whole premium will result in a current income tax deduction, which under Idaho Power's regulatory flow-through tax accounting will produce an income tax benefit of approximately $5.5 million to be recorded in the second quarter of 2016. Idaho Power also expects to receive an incremental net benefit to net income as a result of the lower interest rate of the notes issued in March 2016 compared to the interest rate associated with the redeemed notes. Idaho Power used a portion of the net proceeds of the March 2016 sale of first mortgage bonds, medium-term notes to effect the redemption.

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

IDACORP and Idaho Power seek to maintain capital structures of approximately 50 percent debt and 50 percent equity, and maintaining this ratio influences IDACORP's and Idaho Power's debt and equity issuance decisions. As of March 31, 2016, IDACORP's and Idaho Power's capital structures, as calculated for purposes of applicable debt covenants, were as follows:

	IDACORP	Idaho Power
Debt	48%	49%
Equity	52%	51%

IDACORP and Idaho Power generally maintain their cash and cash equivalents in highly liquid investments, such as U.S. Treasury Bills, money market funds, and bank deposits.

Operating Cash Flows

IDACORP’s and Idaho Power’s operating cash inflows for the three months ended March 31, 2016 were $66 million and $68 million, respectively, decreases of $39 million and $53 million, respectively, compared with the same period in 2015.  With the exception of cash flows related to income taxes, IDACORP’s operating cash flows are principally derived from the operating cash flows of Idaho Power.  Significant items that affected the comparability of the companies' operating cash flows in the first three months of 2016 with the same period in 2015 were as follows:

•	Changes in regulatory assets and liabilities, mostly related to the relative amounts of costs deferred and collected under the Idaho PCA mechanism, decreased operating cash flows by $23 million.

•
Changes in working capital balances due primarily to timing, including comparative reductions in accounts payable in 2016 compared with 2015, that resulted in a $9 million decrease to operating cash flows.

•
For Idaho Power, reductions in net tax payments received from IDACORP relating to income taxes. Idaho Power received $5 million in income tax related payments in 2016, compared to $18 million in 2015, a reduction of $13 million.

Investing Cash Flows

Investing activities consist primarily of capital expenditures related to new construction and improvements to Idaho Power’s generation, transmission, and distribution facilities.  IDACORP’s and Idaho Power’s net investing cash outflows for the three months ended March 31, 2016 were $53 million. Investing cash outflows for 2016 and 2015 were primarily for construction of utility infrastructure needed to address Idaho Power’s aging plant and equipment, customer growth, and environmental and regulatory compliance requirements.

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

Net financing cash inflows for the three months ended March 31, 2016 were $92 million. As previously mentioned, on March 10, 2016, Idaho Power issued $120 million in first mortgage bonds. Financing cash flows also included the payment of $26 million of dividends on common stock and a $3 million net increase in IDACORP commercial paper borrowings.

Financing Programs and Available Liquidity

IDACORP Equity Programs: In July 2013, IDACORP entered into a Sales Agency Agreement with BNY Mellon Capital Markets, LLC (BNYMCM), under which IDACORP may offer and sell up to 3 million shares of its common stock from time to time through BNYMCM as IDACORP's agent. As of the date of this report, IDACORP has all 3 million shares available for issuance under the Sales Agency Agreement but does not expect to issue any shares of its common stock under the Sales Agency Agreement during 2016.

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

On July 12, 2013, Idaho Power entered into a Selling Agency Agreement with eight banks named in the agreement in connection with the potential issuance and sale from time to time of up to $500 million in aggregate principal amount of first mortgage bonds, Series J (Series J Notes), under Idaho Power’s Indenture of Mortgage and Deed of Trust, dated as of October 1, 1937, as amended and supplemented (Indenture). Also on July 12, 2013, Idaho Power entered into the Forty-seventh Supplemental Indenture, dated as of July 1, 2013, to the Indenture. The Forty-seventh Supplemental Indenture provides for, among other items, the issuance of up to $500 million in aggregate principal amount of Series J Notes. As of the date of this report, $130 million remained on Idaho Power's Selling Agency Agreement for the issuance of first mortgage bonds, including Series J Notes, or debt securities.

In March 2016, Idaho Power filed applications with the IPUC, OPUC, and WPSC seeking authorization to issue and sell from time to time up to $500 million in aggregate principal amount of debt securities and first mortgage bonds, to replace the remaining $130 million in principal amount of long-term debt securities authorized for issuance as of March 31, 2016.

The issuance of first mortgage bonds requires that Idaho Power meet interest coverage and security provisions set forth in the Indenture. Future issuances of first mortgage bonds are subject to satisfaction of covenants and security provisions set forth in the Indenture, market conditions, regulatory authorizations, and covenants contained in other financing agreements.

The Indenture limits the amount of first mortgage bonds at any one time outstanding to $2.0 billion, and as a result the maximum amount of first mortgage bonds Idaho Power could issue as of March 31, 2016 was limited to approximately $159 million. Idaho Power may increase the $2.0 billion limit on the maximum amount of first mortgage bonds outstanding by filing a supplemental indenture with the trustee as provided in the Indenture of Mortgage and Deed of Trust. Separately, the Indenture also limits the amount of additional first mortgage bonds that Idaho Power may issue to the sum of (a) the principal amount of retired first mortgage bonds and (b) 60 percent of total unfunded property additions, as defined in the Indenture. As of March 31, 2016, Idaho Power could issue approximately $1.5 billion of additional first mortgage bonds based on retired first mortgage bonds and total unfunded property additions.

IDACORP and Idaho Power Credit Facilities: In November 2015, IDACORP and Idaho Power entered into Credit Agreements for $100 million and $300 million credit facilities, respectively. These facilities replaced IDACORP's and Idaho Power's existing Second Amended and Restated Credit Agreements, dated October 26, 2011, as amended. Each of the credit facilities may be used for general corporate purposes and commercial paper back-up. IDACORP's facility permits borrowings under a revolving line of credit of up to $100 million at any one time outstanding, including swingline loans not to exceed $10 million at any time and letters of credit not to exceed $50 million at any time. IDACORP's facility may be increased, subject to specified conditions, to $150 million. Idaho Power's facility permits borrowings through the issuance of loans and standby letters of credit of up to $300 million at any one time outstanding, including swingline loans not to exceed $30 million at any one time and letters of credit not to exceed $100 million at any time. Idaho Power's facility may be increased, subject to specified conditions, to $450 million. Other terms and conditions of the credit facilities are described in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2015, in Part II, Item 7 - "MD&A - Liquidity and Capital Resources."

Each facility contains a covenant requiring each company to maintain a leverage ratio of consolidated indebtedness to consolidated total capitalization equal to or less than 65 percent as of the end of each fiscal quarter. In determining the leverage ratio, “consolidated indebtedness” broadly includes all indebtedness of the respective borrower and its subsidiaries, including, in some instances, indebtedness evidenced by certain hybrid securities (as defined in the credit agreement). “Consolidated total capitalization” is calculated as the sum of all consolidated indebtedness, consolidated stockholders' equity of the borrower and its subsidiaries, and the aggregate value of outstanding hybrid securities. At March 31, 2016, the leverage ratios for IDACORP and Idaho Power were 48 percent and 49 percent, respectively. IDACORP's and Idaho Power's ability to utilize the credit facilities is conditioned upon their continued compliance with the leverage ratio covenants included in the credit facilities. There are additional covenants, subject to exceptions, that prohibit certain mergers, acquisitions, and investments, restrict the creation of certain liens, and prohibit entering into any agreements restricting dividend payments from any material subsidiary.

At March 31, 2016, IDACORP and Idaho Power believe they were in compliance with all facility covenants. Further, IDACORP and Idaho Power do not believe they will be in violation or breach of their respective debt covenants during 2016.

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

Available Short-Term Borrowing Liquidity

The table below outlines available short-term borrowing liquidity as of the dates specified.

	March 31, 2016		December 31, 2015
	IDACORP(2)	Idaho Power	IDACORP(2)	Idaho Power
Revolving credit facility	$100,000	$300,000	$100,000	$300,000
Commercial paper outstanding	(23,300)	—	(20,000)	—
Identified for other use(1)	—	(24,245)	—	(24,245)
Net balance available	$76,700	$275,755	$80,000	$275,755
(1) Port of Morrow and American Falls bonds that Idaho Power could be required to purchase prior to maturity under the optional or mandatory purchase provisions of the bonds, if the remarketing agent for the bonds is unable to sell the bonds to third parties.
(2) Holding company only.

At April 22, 2016, IDACORP had no loans outstanding under its credit facility and $23.5 million commercial paper outstanding, and Idaho Power had no loans outstanding under its credit facility and no commercial paper outstanding. The table below presents additional information about short-term commercial paper borrowing during the three months ended March 31, 2016.

	Three months ended
	March 31, 2016
	IDACORP(1)	Idaho Power
Commercial paper:
Period end:
Amount outstanding	$23,300	$—
Weighted average interest rate	0.81%	—%
Daily average amount outstanding during the period	$19,176	$—
Weighted average interest rate during the period	0.83%	—%
Maximum month-end balance	$23,300	$—
(1) Holding company only.

Impact of Credit Ratings on Liquidity and Collateral Obligations

IDACORP’s and Idaho Power’s access to capital markets, including the commercial paper market, and their respective financing costs in those markets, depend in part on their respective credit ratings.  There have been no changes to IDACORP's or Idaho Power's ratings or ratings outlook by Standard & Poor’s Ratings Services or Moody’s Investors Service from those included in the companies' Annual Report on Form 10-K for the year ended December 31, 2015. However, any rating can be revised upward or downward or withdrawn at any time by a rating agency if it decides that the circumstances warrant the change.

Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties.  As of March 31, 2016, Idaho Power had posted $1.4 million of performance assurance collateral.  Should Idaho Power experience a reduction in its credit rating on its unsecured debt to below investment grade, Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral, and counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions.  Based upon Idaho Power’s current energy and fuel portfolio and market conditions as of March 31, 2016, the amount of additional collateral that could be requested upon a downgrade to below investment grade is approximately $8.9 million.  To minimize capital requirements, Idaho Power actively monitors its portfolio exposure and the potential exposure to additional requests for performance assurance collateral through sensitivity analysis.

Capital Requirements

Idaho Power's construction expenditures, excluding allowance for funds used during construction (AFUDC), were $52 million during the three months ended March 31, 2016.  The table below presents Idaho Power's expected cash requirements for construction, excluding AFUDC, for 2016 (including amounts incurred to-date) through 2020 (in millions of dollars).

	2016	2017	2018-2020
Expected capital expenditures (excluding AFUDC)	$300-310	$275-285	$860-920

Major Infrastructure Projects: Idaho Power is engaged in the development of a number of significant projects and has entered into arrangements with third parties concerning joint infrastructure development. The discussion below provides a summary of developments in certain of those projects since the discussion of these matters included in Part II, Item 7 - “MD&A - Capital Requirements” in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2015. The discussion below should be read in conjunction with that report.

Jim Bridger Plant Selective Catalytic Reduction Equipment: Idaho Power and the plant co-owners are installing selective catalytic reduction (SCR) equipment to reduce nitrogen oxide (NOx) emissions at the Jim Bridger power plant, in order to comply with regional haze rules. The regional haze rules provide for installation of SCR on unit 3 and unit 4. The rules provide for an equivalent technology for NOx reductions on unit 2 by 2021 and unit 1 by 2022. Idaho Power estimates that the total cost for Idaho Power's share of the upgrades on units 3 and 4 is approximately $102 million, excluding AFUDC. As of March 31, 2016, Idaho Power had expended $88 million, excluding AFUDC, on SCR installation at units 3 and 4. The unit 3 SCR was operating as of November 2015, and as of the date of this report the unit 4 SCR remains on schedule and within the total project cost estimate.

Boardman-to-Hemingway Transmission Line: The Boardman-to-Hemingway line, a proposed 300-mile, 500-kV transmission project between a station near Boardman, Oregon and the Hemingway station near Boise, Idaho, would provide transmission service to meet future resource needs. The Boardman-to-Hemingway line was included in the preferred resource portfolio in Idaho Power’s 2015 IRP. In January 2012, Idaho Power entered into a joint funding agreement with PacifiCorp and the Bonneville Power Administration to pursue permitting of the project. The joint funding agreement provides that Idaho Power's interest in the permitting phase of the project would be approximately 21 percent, and that during future negotiations relating to construction of the transmission line Idaho Power would seek to retain that percentage interest in the completed project. Assuming both other participants fund their full share of the total cost of the permitting phase of the project, Idaho Power's estimated share of the cost of the permitting phase of the project is approximately $41 million, including Idaho Power's AFUDC. Total cost estimates for the project are between $1.0 billion and $1.2 billion, including AFUDC for Idaho Power's share of the project. This cost estimate excludes the impacts of inflation and price changes of materials and labor resources that may occur following the date of the estimate. Idaho Power's share of the permitting phase of the project (excluding AFUDC) is included in the capital requirements table above. Construction costs beyond the permitting phase are not included in the table above.

Idaho Power has expended approximately $77 million on the Boardman-to-Hemingway project through March 31, 2016. Pursuant to the terms of the joint funding arrangements, approximately $35 million of that amount has been received by Idaho Power as reimbursement from the project participants as of March 31, 2016. Approximately $17 million more must be reimbursed to Idaho Power in the future from the project participants for expenses Idaho Power incurred, for a total amount reimbursable by joint permitting participants of $52 million. In addition to the $52 million amount, $5 million is subject to reimbursement at a later date from the joint permitting participants, assuming their continued participation in the project, for expenses Idaho Power incurred prior to execution of the joint funding arrangements. Idaho Power plans to seek recovery of its share of project costs through the regulatory process.

The permitting phase of the Boardman-to-Hemingway project is subject to review and approval by the U.S. Bureau of Land Management (BLM) as the lead federal agency on behalf of other federal agencies, the U.S. Forest Service, and the Oregon Department of Energy. The BLM issued a draft environmental impact study (EIS) for the project in December 2014 and, as of the date of this report, the BLM's schedule provides for the issuance of a final EIS in the third quarter of 2016 and a record of decision in late 2016. In the separate Oregon state permitting process, Idaho Power submitted a preliminary application for a site certificate in February 2013 and intends to finalize the amended preliminary application in 2016. Idaho Power is unable to determine an in-service date for the line but, given the status of ongoing permitting activities, expects the in-service date would be in 2022 or beyond.

Gateway West Transmission Line: Idaho Power and PacifiCorp are pursuing the joint development of the Gateway West project, a 500-kV transmission project between a station located near Douglas, Wyoming and the Hemingway station. In January 2012, Idaho Power and PacifiCorp entered a joint funding agreement for permitting of the project. Idaho Power's estimated cost for the permitting phase of the Gateway West project is approximately $64 million, including AFUDC. Idaho Power has expended approximately $30 million on the permitting phase of the project through March 31, 2016. As of the date of this report, Idaho Power estimates the total cost for its share of the project (including both permitting and construction) to be between $200 million and $400 million, including AFUDC. Idaho Power's share of the permitting phase of the project (excluding AFUDC) is included in the capital requirements table above. Construction costs beyond the permitting phase are not included in the table above.

The permitting phase of the project is subject to review and approval of the BLM. The BLM released its record of decision under the National Environmental Policy Act in November 2013. In its record of decision, the BLM identified its final decision on the routing of the project, issued right-of-way grants on public land for some segments, and deferred a decision on two segments (in both of which Idaho Power has an interest) to resolve routing concerns in those areas. Several interested parties have appealed the BLM's record of decision, and Idaho Power has intervened in the proceedings. The BLM has initiated a supplemental EIS process for the two deferred segments. The draft supplemental EIS for the two deferred segments was released in March 2016. As of the date of this report, the BLM's schedule provides for the issuance of a record of decision on the two deferred segments in late-2016.

Western Energy Imbalance Market: Utilities in the western United States outside the California Independent System Operator (California ISO) have traditionally relied upon a combination of automated and manual dispatch within the hour to balance generation and load to maintain reliable supply. These utilities have limited capability to transact within the hour outside their own borders. In contrast, energy imbalance markets use automated intra-hour economic dispatch of generation from committed resources to serve loads. The California ISO and PacifiCorp implemented a new energy imbalance market in 2014 (Western EIM) under which the parties enabled their systems to interact for dispatch purposes. The Western EIM is intended to reduce the power supply costs to serve customers through more efficient dispatch of a larger and more diverse pool of resources, to integrate intermittent power from renewable generation sources more effectively, and to enhance reliability. Participation in the Western EIM is voluntary and available to all balancing authorities in the western United States. Following an evaluation of the potential power supply cost savings and other advantages, system upgrade requirements, and estimated capital and ongoing operating costs, in April 2016 Idaho Power executed an agreement under which it intends to, subject to regulatory approval and other conditions, participate in the Western EIM. Idaho Power anticipates that its participation in the Western EIM would commence during 2018.

Defined Benefit Pension Plan Contributions

While it has no minimum contribution to its defined benefit pension plan in 2016, in April 2016, Idaho Power contributed $10 million to the plan. During the remainder of 2016, Idaho Power expects to contribute at least an additional $10 million to the pension plan but may contribute up to an additional $30 million. Idaho Power contributed $39 million and $30 million to its defined benefit pension plan in 2015 and 2014, respectively. Idaho Power's contributions are made in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions and to mitigate the cost of being in an underfunded position. The primary impact of pension contributions is on the timing of cash flows, as the timing of cost recovery lags behind contributions.

Contractual Obligations

During the three months ended March 31, 2016, IDACORP's and Idaho Power's contractual obligations, outside the ordinary course of business, did not change materially from the amounts disclosed in their Annual Report on Form 10-K for the year ended December 31, 2015, except for the following:

•
on March 10, 2016, Idaho Power issued $120 million in principal amount of 4.05% first mortgage bonds, Series J, maturing on March 1, 2046. On April 11, 2016, Idaho Power redeemed, prior to maturity, its $100 million in principal amount of 6.15% first mortgage bonds, medium-term notes, Series H due April 2019. In accordance with the redemption provisions of the original terms of the notes, the redemption included payment by Idaho Power of a make-whole premium of approximately $14 million; and

•
nine power purchase agreements with two solar energy developers were terminated due to an uncured breach by the counterparties. Termination of the agreements reduced Idaho Power's contractual payment obligations by approximately $201 million over the 20-year lives of the terminated contracts

Off-Balance Sheet Arrangements

IDACORP's and Idaho Power's off-balance sheet arrangements have not changed materially from those reported in MD&A in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2015.

REGULATORY MATTERS

Introduction

Idaho Power's development of rate case plans takes into consideration short-term and long-term needs for rate relief and involves several factors that can affect the timing of rate filings. These factors include, among others, in-service dates of major capital investments, the timing of changes in major revenue and expense items, and customer growth rates. Idaho Power's most recent general rate cases in Idaho and Oregon were filed during 2011, and Idaho Power filed a large single-issue rate case for the Langley Gulch power plant in Idaho and Oregon in 2012. These significant rate cases resulted in the resetting of base rates in both Idaho and Oregon during 2012. Idaho Power also reset its base-rate power supply expenses in the Idaho jurisdiction for purposes of updating the collection of costs through retail rates in 2014, but without a resulting net increase in rates. Between general rate cases, Idaho Power relies upon customer growth, power cost adjustment mechanisms, tariff riders, and other mechanisms to reduce the impact of regulatory lag, which refers to the period of time between making an investment or incurring an expense and recovering that investment or expense and earning a return. Management's regulatory focus in recent years has been largely on regulatory settlement stipulations and the design of rate mechanisms. During 2016, Idaho Power plans to continue to assess its need to file and timing of a general rate case in its two retail jurisdictions, based on its consideration of factors such as those described above.

The outcomes of significant proceedings are described in part in this report and further in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2015. In addition to the discussion below, which includes notable regulatory developments since the discussion of these matters in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2015, refer to Note 3 - “Regulatory Matters” to the condensed consolidated financial statements included in this report for additional information relating to Idaho Power's regulatory matters and recent regulatory filings and orders.

Notable Retail Rate Change Filings During 2016

During 2016 to-date, Idaho Power has filed rate change applications in notable pending regulatory matters summarized in the table below.

Description	Status	Estimated Rate Impact(1)	Notes
Power Cost Adjustment Mechanism - Idaho	Filed April 15, 2016; Pending	$17.3 million PCA increase for the period from June 1, 2016 to May 31, 2017
The potential revenue impact of rate increases and decreases associated with the Idaho PCA mechanism is largely offset by associated increases and decreases in actual power supply costs and amortization of deferred power supply costs.

Fixed Cost Adjustment Mechanism - Idaho	Filed March 15, 2016; Pending	$11.2 million FCA increase for the period from June 1, 2016 to May 31, 2017
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

Idaho Power recorded $0.5 million of additional ADITC amortization during the first quarter of 2016 based on its estimate of Idaho ROE for the full-year 2016.

Change in Deferred Net Power Supply Costs and the Power Cost Adjustment Mechanism

Deferred power supply costs represent certain differences between Idaho Power's actual net power supply costs and the costs included in its retail rates, the latter being based on annual forecasts of power supply costs. Deferred power supply costs are recorded on the balance sheets for future recovery or refund through customer rates. The table that follows summarizes the change in deferred net power supply costs during the three months ended March 31, 2016.

	Idaho	Oregon(1)	Total
Balance at December 31, 2015	$44,556	$2,664	$47,220
Current period net power supply costs accrued	(5,295)	—	(5,295)
Prior amounts recovered through rates	(4,873)	(566)	(5,439)
SO2 allowance and renewable energy certificate sales	(379)	(17)	(396)
Interest and other	117	79	196
Balance at March 31, 2016	$34,126	$2,160	$36,286
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

Renewable and Other Energy Contracts

Idaho Power has contracts for the purchase of power from cogeneration and small power production (CSPP) and non-CSPP renewable generation sources, such as biomass, solar, small hydroelectric projects, and two geothermal projects. Idaho Power purchases wind power from both CSPP and non-CSPP facilities, including its largest non-CSPP wind power project -- the Elkhorn Valley wind project with a 101 MW nameplate capacity. As of March 31, 2016, Idaho Power had contracts to purchase energy from on-line CSPP wind power projects with a combined nameplate rating of 577 MW and an additional 50 MW of CSPP wind power projects not on-line and scheduled to come on-line by year-end 2016.  As of March 31, 2016, Idaho Power had contracts to purchase 320 MW of energy from solar projects not yet on-line and 9 MW of energy from hydroelectric projects not yet on-line. All of these solar projects have estimated on-line dates no later than year-end 2016, though with the extension of federal solar tax credit availability, it is likely the on-line date for some of the projects will extend into 2017. The following table sets forth, as of March 31, 2016, the number and nameplate capacity of Idaho Power's signed CSPP-related agreements. These agreements have original contract terms ranging from one to 35 years.

Status	Number of CSPP Contracts	Nameplate Capacity (MW)
On-line as of March 31, 2016	109	784
Contracted and projected to come on-line by June 1, 2017	22	379

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

For the Oregon jurisdiction, in April 2015, Idaho Power made filings with the OPUC requesting, among other things, a reduction in the term of standard PURPA power purchase agreements from 20 years to two years for projects above 100 kW, and a temporary suspension of Idaho Power's obligation to enter into new fixed-price standard PURPA agreements during the pendency of the proceedings. On March 29, 2016, the OPUC issued an order permanently reducing the eligibility cap for solar project standard contracts to 3 MW, with all other resource types retaining an eligibility cap of 10 MW. In its order, the OPUC retained the requirement for up to 20 year contract lengths for Oregon jurisdictional projects, comprised of 15 years of fixed prices and 5 years of market index prices.

Relicensing of Hydroelectric Projects

Costs for the relicensing of Idaho Power's hydroelectric projects are recorded in construction work in progress until new multi-year licenses are issued by the FERC, at which time the charges are transferred to electric plant in service. Idaho Power expects to seek recovery of relicensing costs through the ratemaking process. Relicensing costs of $226 million for the HCC, Idaho Power's largest hydroelectric complex and a major relicensing effort, were included in construction work in progress at March 31, 2016. As of the date of this report, the IPUC authorizes Idaho Power to include in its Idaho jurisdiction rates approximately $10.7 million of AFUDC annually relating to the HCC relicensing project. Collecting these amounts now will reduce the amount collected in the future when HCC relicensing costs are approved for recovery in base rates. As of March 31, 2016, Idaho Power's regulatory liability for collection of AFUDC relating to the HCC was $91 million. Idaho Power is unable to predict with certainty the timing of issuance of a new license for the HCC, or the financial or operational requirements of a new license. As of the date of this report, Idaho Power estimates that the annual costs it will incur to obtain a new long-term license for the HCC, including AFUDC but excluding costs expected to be incurred for complying with the license after issuance, are likely to range from $20 million to $30 million until issuance of the license.

ENVIRONMENTAL MATTERS

Overview

Idaho Power is subject to a broad range of federal, state, regional, and local laws and regulations designed to protect, restore, and enhance the environment, including the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Toxic Substances Control Act, the Comprehensive Environmental Response, Compensation and Liability Act, and the Endangered Species Act, among other laws. Current and pending environmental legislation relates to, among other issues, climate change, greenhouse gas, mercury and other emissions, air quality, hazardous wastes, polychlorinated biphenyls, and threatened and endangered species. These laws are administered by a number of federal, state, and local agencies. In addition to imposing continuing compliance obligations and associated costs, these laws and regulations provide authority to regulators to levy substantial penalties for noncompliance, injunctive relief, and other sanctions. Idaho Power's three coal-fired power plants and three natural gas-fired combustion turbine power plants are subject to many of these regulations. Idaho Power's 17 hydroelectric projects are also subject to a number of water discharge standards and other environmental requirements.

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

Current and future environmental laws and regulations will increase the cost of operating fossil fuel-fired generation plants and constructing new generation and transmission facilities, in large part through the substantial cost of permitting activities and the required installation of additional pollution control devices. In many parts of the United States, some higher-cost, high-emission coal-fired plants have ceased operation or the plant owners have announced a near-term cessation of operation, as the cost of compliance makes the plants uneconomical to operate. The decision to agree to cease operation of the Boardman coal-fired plant, in which Idaho Power owns a 10 percent interest, by the end of 2020, was based in part on the significant future cost of compliance with environmental laws and regulations. In addition to increasing costs generally, these environmental laws and regulations could affect IDACORP's and Idaho Power's results of operations and financial condition if the costs associated with these environmental requirements and early plant retirements cannot be fully recovered in rates on a timely basis.  Part I - “Business - Environmental Regulation and Costs” in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2015 includes a summary of Idaho Power's expected capital and operating expenditures for environmental matters during the period from 2015 to 2017. Given the uncertainty of future environmental regulations, Idaho Power is unable to predict its environmental-related expenditures beyond that time, though they could be substantial.

A summary of notable environmental matters impacting, or expected to potentially impact, IDACORP and Idaho Power, is included in Part II, Item 7 - “MD&A - Environmental Issues” and “MD&A - Liquidity and Capital Resources - Capital Requirements - Environmental Regulation Costs” in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2015. Included below is a summary of notable developments in environmental and related issues impacting Idaho Power since the discussion in that report.

Developments in Regulation of Sage Grouse Habitat

In February 2016, a lawsuit was filed in the U.S. District Court in Idaho challenging the BLM's sage grouse resource management and land use plan revisions that became effective in 2015 under the Federal Land Policy and Management Act. The lawsuit challenges the plans and associated environmental impact statements across the sage grouse range and alleges that the plans fail to ensure that sage grouse populations and habitats will be protected and restored in accordance with the best available science and legal mandates. Further, the complaint challenges certain exemptions provided for the Boardman-to-Hemingway and Gateway West transmission line projects. Idaho Power has intervened in the proceedings in an effort to support the exemptions provided for in the BLM's plans.

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

IDACORP’s and Idaho Power’s critical accounting policies are reviewed by the audit committees of the boards of directors.  These policies have not changed materially from the discussion of those policies included under “Critical Accounting Policies and Estimates” in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2015.

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

In February 2016 the FASB issued ASU 2016-02, Leases (Topic 842), intended to improve financial reporting about leasing transactions. The ASU significantly changes the accounting model used by lessees to account for leases, requiring that all material leases be presented on the balance sheet. Under the current model, some leases are classified as capital leases and recorded on the balance sheet while other leases classified as operating leases are not recognized on the balance sheet. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods, with early adoption permitted. The standard must be adopted using a modified retrospective transition method. IDACORP and Idaho Power are evaluating the impact of ASU 2016-02 on their financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IDACORP is exposed to market risks, including changes in interest rates, changes in commodity prices, credit risk, and equity price risk.  The following discussion summarizes material changes in these risks since December 31, 2015 and the financial instruments, derivative instruments, and derivative commodity instruments sensitive to changes in interest rates, commodity prices, and equity prices that were held at March 31, 2016. IDACORP has not entered into any of these market-risk-sensitive instruments for trading purposes.

Interest Rate Risk

IDACORP manages interest expense and short- and long-term liquidity through a combination of fixed rate and variable rate debt.  Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly-rated financial institutions may be used to achieve the desired combination.

Variable Rate Debt:  As of March 31, 2016, IDACORP had no net floating rate debt.

Fixed Rate Debt:  As of March 31, 2016, IDACORP had $1.8 billion in fixed rate debt, with a fair market value of approximately $2.0 billion.  These instruments are fixed rate and, therefore, do not expose the companies to a loss in earnings due to changes in market interest rates.  However, the fair value of these instruments would increase by approximately $280.9 million if market interest rates were to decline by one percentage point from their March 31, 2016 levels.

Commodity Price Risk

IDACORP's exposure to changes in commodity prices is related to Idaho Power's ongoing utility operations that produce electricity to meet the demand of its retail electric customers. These changes in commodity prices are mitigated in large part by Idaho Power's Idaho and Oregon PCA mechanisms. To supplement its generation resources and balance its supply of power with the demand of its retail customers, Idaho Power participates in the wholesale marketplace. IDACORP’s commodity price risk as of March 31, 2016 had not changed materially from that reported in Item 7A of IDACORP's Annual Report on Form 10-K for the year ended December 31, 2015.  Information regarding Idaho Power’s use of derivative instruments to manage commodity price risk can be found in Note 11 – “Derivative Financial Instruments” to the condensed consolidated financial statements included in this report.

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

The use of performance assurance collateral in the form of cash, letters of credit, or guarantees is common industry practice.  Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties.  As of March 31, 2016, Idaho Power had posted $0.7 million performance assurance collateral.  Should Idaho Power experience a reduction in its credit rating on Idaho Power's unsecured debt to below investment grade Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral.  Counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions.  Based upon Idaho Power's energy and fuel portfolio and market conditions as of March 31, 2016, the amount of collateral that could be requested upon a downgrade to below investment grade was approximately $8.9 million.  To minimize capital requirements, Idaho Power actively monitors the portfolio exposure and the potential exposure to additional requests for performance assurance collateral calls through sensitivity analysis.

IDACORP's credit risk related to uncollectible accounts, net of amounts reserved, as of March 31, 2016 had not changed materially from that reported in Item 7A of IDACORP's Annual Report on Form 10-K for the year ended December 31, 2015. Additional information regarding Idaho Power’s management of credit risk and credit contingent features can be found in Note 11 – “Derivative Financial Instruments” to the condensed consolidated financial statements included in this report.

Equity Price Risk

IDACORP is exposed to price fluctuations in equity markets, primarily through Idaho Power's defined benefit pension plan assets, a mine reclamation trust fund owned by an equity-method investment of Idaho Power, and other equity security investments at Idaho Power. The equity securities held by the pension plan and in such accounts are diversified to achieve broad market participation and reduce the impact of any single investment, sector, or geographic region. Idaho Power has established asset allocation targets for the pension plan holdings, which are described in Note 10 - "Benefit Plans" to the consolidated financial statements included in IDACORP's Annual Report on Form 10-K for the year ended December 31, 2015. IDACORP’s equity price risk as of March 31, 2016 had not changed materially from that reported in Item 7A of IDACORP's Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

IDACORP:  The Chief Executive Officer and the Chief Financial Officer of IDACORP, based on their evaluation of IDACORP’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2016, have concluded that IDACORP’s disclosure controls and procedures are effective as of that date.

Idaho Power:  The Chief Executive Officer and the Chief Financial Officer of Idaho Power, based on their evaluation of Idaho Power’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2016, have concluded that Idaho Power’s disclosure controls and procedures are effective as of that date.

Changes in Internal Control over Financial Reporting

There have been no changes in IDACORP’s or Idaho Power’s internal control over financial reporting during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, IDACORP’s or Idaho Power’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Refer to Note 9 - “Contingencies” to the condensed consolidated financial statements included in this report for information regarding certain legal and administrative proceedings in which the registrants are involved.

ITEM 1A.  RISK FACTORS

The factors discussed in Part I - Item 1A - “Risk Factors” in IDACORP’s and Idaho Power’s Annual Report on Form 10-K for the year ended December 31, 2015, could materially affect IDACORP’s and Idaho Power’s business, financial condition, or future results. In addition to those risk factors and other risks discussed in this report, see "Cautionary Note Regarding Forward-Looking Statements" in this report for additional factors that could have a significant impact on IDACORP's or Idaho Power's operations, results of operations, or financial condition and could cause actual results to differ materially from those anticipated in forward-looking statements.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Restrictions on Dividends

See Note 6 - “Common Stock” to the condensed consolidated financial statements included in this report for a description of restrictions on IDACORP’s and Idaho Power’s payment of dividends.

Issuer Purchases of Equity Securities

During the quarter ended March 31, 2016, IDACORP effected the following repurchases of its common stock:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 - January 31, 2016	9,198	$68.00	—	—
February 1, 2016 - February 29, 2016	33,851	71.78	—	—
March 1, 2016 - March 31, 2016	386	74.59	—	—
Total	43,435	$71.00	—	—
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

IDACORP, INC.
(Registrant)

Date:	April 28, 2016	By:	/s/ Darrel T. Anderson
Darrel T. Anderson
President and Chief Executive Officer

Date:	April 28, 2016	By:	/s/ Steven R. Keen
Steven R. Keen
Senior Vice President, Chief Financial
Officer, and Treasurer

IDAHO POWER COMPANY
(Registrant)

Date:	April 28, 2016	By:	/s/ Darrel T. Anderson
Darrel T. Anderson
President and Chief Executive Officer

Date:	April 28, 2016	By:	/s/ Steven R. Keen
Steven R. Keen
Senior Vice President, Chief Financial
Officer, and Treasurer

EXHIBIT INDEX

The following exhibits are filed or furnished, as applicable, with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2016:

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith

10.1(1)	IDACORP, Inc. Executive Incentive Plan, as amended and restated February 11, 2016	10-K	1-14465; 1-3198	10.47	2/18/2016
10.2(1)	Idaho Power Company Restated Employee Savings Plan, as restated as of January 1, 2016	10-K	1-14465; 1-3198	10.59	2/18/2016
12.1	IDACORP, Inc. Computation of Ratio of Earnings to Fixed Charges and Supplemental Ratio of Earnings to Fixed Charges					X
12.2	Idaho Power Company Computation of Ratio of Earnings to Fixed Charges and Supplemental Ratio of Earnings to Fixed Charges					X
15.1	Letter Re: Unaudited Interim Financial Information					X
15.2	Letter Re: Unaudited Interim Financial Information					X
31.1	Certification of IDACORP, Inc. Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of IDACORP, Inc. Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.3	Certification of Idaho Power Company Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.4	Certification of Idaho Power Company Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of IDACORP, Inc. Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of IDACORP, Inc. Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.3	Certification of Idaho Power Company Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.4	Certification of Idaho Power Company Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
95.1	Mine Safety Disclosures					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
(1) Management contract or compensatory plan or arrangement