Form 10-Q
period 2016-06-30
IDACORP INC; IDAHO POWER CO
filed 2016-07-28
CIK 1057877, 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).
IDACORP, Inc.: Yes No X   Idaho Power Company: Yes No X

Number of shares of common stock outstanding as of July 22, 2016:
IDACORP, Inc.:        50,402,872
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

•
the ability to acquire fuel, power, and transmission capacity under reasonable terms, particularly in the event of unanticipated power demands, lack of physical availability, transportation constraints, or a credit downgrade;

•
accidents, fires (either at or caused by Idaho Power's facilities), explosions, and mechanical breakdowns that may occur while operating and maintaining Idaho Power's assets, which can cause unplanned outages, reduce generating output, damage the companies’ assets, operations, or reputation, subject the companies to third-party claims for property damage, personal injury, or loss of life, or result in the imposition of civil, criminal, and regulatory fines and penalties;

•	the increased costs and operational challenges associated with purchasing and integrating intermittent renewable energy sources into Idaho Power's resource portfolio;

•
operational factors affecting Idaho Power's power generating facilities, including disruptions or outages of Idaho Power's generation or transmission systems or of any interconnected transmission system, which may cause Idaho Power to incur repair costs or purchase replacement power at increased costs;

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

•
failure to comply with state and federal laws, regulations, and orders, including new interpretations and enforcement initiatives by regulatory and oversight bodies, which may result in penalties and fines and increase the cost of compliance, the nature and extent of investigations and audits, and the cost of remediation;

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

•	the expense and risks associated with capital expenditures for infrastructure, and the timing and availability of cost recovery for such expenditures.

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

IDACORP, Inc.
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(thousands of dollars, except for per share amounts)
Operating Revenues:
Electric utility:
General business	$290,281	$308,660	$543,662	$557,146
Off-system sales	1,238	3,829	10,389	16,848
Other revenues	22,892	22,832	40,926	40,100
Total electric utility revenues	314,411	335,321	594,977	614,094
Other	1,025	1,007	1,415	1,629
Total operating revenues	315,436	336,328	596,392	615,723
Operating Expenses:
Electric utility:
Purchased power	48,111	51,336	96,226	94,301
Fuel expense	29,968	46,401	65,732	77,877
Power cost adjustment	16,903	10,531	30,256	38,285
Other operations and maintenance	87,120	87,843	172,723	171,357
Energy efficiency programs	8,903	7,867	15,154	12,209
Depreciation	35,794	34,314	71,411	68,357
Taxes other than income taxes	8,203	8,193	16,941	16,713
Total electric utility expenses	235,002	246,485	468,443	479,099
Other	3,481	3,867	7,178	7,743
Total operating expenses	238,483	250,352	475,621	486,842
Operating Income	76,953	85,976	120,771	128,881
Allowance for Equity Funds Used During Construction	5,238	5,378	10,223	10,565
Earnings of Unconsolidated Equity-Method Investments	1,367	3,270	1,325	3,110
Other Income, Net	2,189	1,871	4,394	3,831
Interest Expense:
Interest on long-term debt	20,466	21,056	41,364	41,829
Other interest	2,567	2,199	4,982	4,228
Allowance for borrowed funds used during construction	(2,393)	(2,592)	(4,637)	(4,957)
Total interest expense, net	20,640	20,663	41,709	41,100
Income Before Income Taxes	65,107	75,832	95,004	105,287
Income Tax Expense	8,721	9,642	13,088	15,753
Net Income	56,386	66,190	81,916	89,534
Adjustment for (income) loss atttributable to noncontrolling interests	(140)	(110)	59	(24)
Net Income Attributable to IDACORP, Inc.	$56,246	$66,080	$81,975	$89,510
Weighted Average Common Shares Outstanding - Basic (000’s)	50,302	50,222	50,300	50,221
Weighted Average Common Shares Outstanding - Diluted (000’s)	50,355	50,258	50,345	50,259
Earnings Per Share of Common Stock:
Earnings Attributable to IDACORP, Inc. - Basic	$1.12	$1.32	$1.63	$1.78
Earnings Attributable to IDACORP, Inc. - Diluted	$1.12	$1.31	$1.63	$1.78
Dividends Declared Per Share of Common Stock	$0.51	$0.47	$1.02	$0.94

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(thousands of dollars)

Net Income	$56,386	$66,190	$81,916	$89,534
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $362, $428, $723 and $856	563	667	1,127	1,334
Total Comprehensive Income	56,949	66,857	83,043	90,868
Comprehensive (income) loss attributable to noncontrolling interests	(140)	(110)	59	(24)
Comprehensive Income Attributable to IDACORP, Inc.	$56,809	$66,747	$83,102	$90,844

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2016	December 31, 2015
	(thousands of dollars)
Assets

Current Assets:
Cash and cash equivalents	$90,558	$114,802
Receivables:
Customer (net of allowance of $690 and $1,196, respectively)	76,962	73,505
Other (net of allowance of $171 and $159, respectively)	6,516	8,642
Taxes receivable	12,327	13,058
Accrued unbilled revenues	95,101	65,805
Materials and supplies (at average cost)	58,412	56,924
Fuel stock (at average cost)	67,740	61,818
Prepayments	14,942	17,979
Current regulatory assets	71,507	49,215
Other	2,519	288
Total current assets	496,584	462,036
Investments	144,798	140,743
Property, Plant and Equipment:
Utility plant in service	5,547,452	5,485,464
Accumulated provision for depreciation	(1,962,940)	(1,913,927)
Utility plant in service - net	3,584,512	3,571,537
Construction work in progress	437,311	396,931
Utility plant held for future use	7,090	7,090
Other property, net of accumulated depreciation	16,355	16,855
Property, plant and equipment - net	4,045,268	3,992,413
Other Assets:
American Falls and Milner water rights	10,008	11,592
Company-owned life insurance	49,226	48,566
Regulatory assets	1,257,741	1,305,210
Long-term receivables (net of allowance of $552)	22,042	22,538
Other	55,689	40,216
Total other assets	1,394,706	1,428,122
Total	$6,081,356	$6,023,314

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2016	December 31, 2015
	(thousands of dollars)
Liabilities and Equity

Current Liabilities:
Current maturities of long-term debt	$1,064	$1,064
Notes payable	23,900	20,000
Accounts payable	77,621	95,526
Taxes accrued	12,651	10,762
Interest accrued	22,254	22,292
Accrued compensation	37,017	42,961
Current regulatory liabilities	2,509	2,217
Advances from customers	34,552	31,214
Other	12,980	16,270
Total current liabilities	224,548	242,306
Other Liabilities:
Deferred income taxes	1,149,449	1,137,375
Regulatory liabilities	425,548	416,282
Pension and other postretirement benefits	397,616	394,030
Other	45,272	45,867
Total other liabilities	2,017,885	1,993,554
Long-Term Debt	1,745,182	1,725,410
Commitments and Contingencies
Equity:
IDACORP, Inc. shareholders’ equity:
Common stock, no par value (shares authorized 120,000,000; 50,420,017 and 50,352,051 shares issued, respectively)	849,609	849,112
Retained earnings	1,260,369	1,230,105
Accumulated other comprehensive loss	(20,149)	(21,276)
Treasury stock (17,145 and 11,221 shares at cost, respectively)	(189)	(57)
Total IDACORP, Inc. shareholders’ equity	2,089,640	2,057,884
Noncontrolling interests	4,101	4,160
Total equity	2,093,741	2,062,044
Total	$6,081,356	$6,023,314

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2016	2015
	(thousands of dollars)
Operating Activities:
Net income	$81,916	$89,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,183	70,511
Deferred income taxes and investment tax credits	12,373	(312)
Changes in regulatory assets and liabilities	24,126	31,375
Pension and postretirement benefit plan expense	14,784	15,131
Contributions to pension and postretirement benefit plans	(13,415)	(12,395)
Earnings of unconsolidated equity-method investments	(1,325)	(3,110)
Distributions from unconsolidated equity-method investments	—	5,723
Allowance for equity funds used during construction	(10,223)	(10,565)
Other non-cash adjustments to net income, net	2,096	431
Change in:
Accounts receivable	404	(782)
Accounts payable and other accrued liabilities	(14,711)	(12,871)
Taxes accrued/receivable	2,620	17,868
Other current assets	(34,964)	(28,607)
Other current liabilities	4,817	7,834
Other assets	(2,334)	2,923
Other liabilities	(1,458)	(1,713)
Net cash provided by operating activities	137,889	170,975
Investing Activities:
Additions to property, plant and equipment	(117,160)	(152,973)
Payments received from transmission project joint funding partners	5,301	—
Proceeds from the sale of emission allowances and RECs	846	1,536
Distributions from affordable housing investments	—	234
Investments in unconsolidated affiliates	(4,386)	—
Purchase of available-for-sale securities	(1,209)	—
Proceeds from the sale of available-for-sale securities	2,181	—
Other	(36)	557
Net cash used in investing activities	(114,463)	(150,646)
Financing Activities:
Issuance of long-term debt	120,000	250,000
Retirement of long-term debt	(101,064)	(121,064)
Dividends on common stock	(51,719)	(47,327)
Net change in short-term borrowings	3,900	(4,300)
Acquisition of treasury stock	(3,275)	(3,277)
Make-whole premium on retirement of long-term debt	(13,895)	(17,872)
Other	(1,617)	(2,318)
Net cash (used in) provided by financing activities	(47,670)	53,842
Net (decrease) increase in cash and cash equivalents	(24,244)	74,171
Cash and cash equivalents at beginning of the period	114,802	56,808
Cash and cash equivalents at end of the period	$90,558	$130,979
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$562	$284
Interest (net of amount capitalized)	$39,993	$40,081
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$19,700	$21,889

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Six months ended June 30,
	2016	2015
	(thousands of dollars)
Common Stock
Balance at beginning of period	$849,112	$845,402
Cumulative effect of change in accounting principle	234	—
Other	263	1,512
Balance at end of period	849,609	846,914
Retained Earnings
Balance at beginning of period	1,230,105	1,132,237
Cumulative effect of change in accounting principle	(234)	—
Net income attributable to IDACORP, Inc.	81,975	89,510
Common stock dividends ($1.02 and $0.94 per share)	(51,477)	(47,381)
Balance at end of period	1,260,369	1,174,366
Accumulated Other Comprehensive (Loss) Income
Balance at beginning of period	(21,276)	(24,158)
Unfunded pension liability adjustment (net of tax)	1,127	1,334
Balance at end of period	(20,149)	(22,824)
Treasury Stock
Balance at beginning of period	(57)	(280)
Issued	3,143	3,526
Acquired	(3,275)	(3,283)
Balance at end of period	(189)	(37)
Total IDACORP, Inc. shareholders’ equity at end of period	2,089,640	1,998,419
Noncontrolling Interests
Balance at beginning of period	4,160	4,364
Net (loss) income attributable to noncontrolling interests	(59)	24
Balance at end of period	4,101	4,388
Total equity at end of period	$2,093,741	$2,002,807

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(thousands of dollars)
Operating Revenues:
General business	$290,281	$308,660	$543,662	$557,146
Off-system sales	1,238	3,829	10,389	16,848
Other revenues	22,892	22,832	40,926	40,100
Total operating revenues	314,411	335,321	594,977	614,094
Operating Expenses:
Operation:
Purchased power	48,111	51,336	96,226	94,301
Fuel expense	29,968	46,401	65,732	77,877
Power cost adjustment	16,903	10,531	30,256	38,285
Other operations and maintenance	87,120	87,843	172,723	171,357
Energy efficiency programs	8,903	7,867	15,154	12,209
Depreciation	35,794	34,314	71,411	68,357
Taxes other than income taxes	8,203	8,193	16,941	16,713
Total operating expenses	235,002	246,485	468,443	479,099
Income from Operations	79,409	88,836	126,534	134,995
Other Income (Expense):
Allowance for equity funds used during construction	5,238	5,378	10,223	10,565
Earnings of unconsolidated equity-method investments	501	2,530	407	2,658
Other expense, net	(707)	(1,316)	(1,518)	(2,460)
Total other income	5,032	6,592	9,112	10,763
Interest Charges:
Interest on long-term debt	20,466	21,056	41,364	41,829
Other interest	2,502	2,129	4,851	4,107
Allowance for borrowed funds used during construction	(2,393)	(2,592)	(4,637)	(4,957)
Total interest charges	20,575	20,593	41,578	40,979
Income Before Income Taxes	63,866	74,835	94,068	104,779
Income Tax Expense	9,059	10,495	13,727	16,977
Net Income	$54,807	$64,340	$80,341	$87,802

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(thousands of dollars)

Net Income	$54,807	$64,340	$80,341	$87,802
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $362, $428, $723 and $856	563	667	1,127	1,334
Total Comprehensive Income	$55,370	$65,007	$81,468	$89,136

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2016	December 31, 2015
	(thousands of dollars)
Assets

Electric Plant:
In service (at original cost)	$5,547,452	$5,485,464
Accumulated provision for depreciation	(1,962,940)	(1,913,927)
In service - net	3,584,512	3,571,537
Construction work in progress	437,311	396,931
Held for future use	7,090	7,090
Electric plant - net	4,028,913	3,975,558
Investments and Other Property	125,215	121,267
Current Assets:
Cash and cash equivalents	87,132	110,756
Receivables:
Customer (net of allowance of $690 and $1,196, respectively)	76,962	73,505
Other (net of allowance of $171 and $159, respectively)	6,331	8,520
Taxes receivable	—	5,432
Accrued unbilled revenues	95,101	65,805
Materials and supplies (at average cost)	58,412	56,924
Fuel stock (at average cost)	67,740	61,818
Prepayments	14,805	17,846
Current regulatory assets	71,507	49,215
Other	2,519	288
Total current assets	480,509	450,109
Deferred Debits:
American Falls and Milner water rights	10,008	11,592
Company-owned life insurance	49,226	48,566
Regulatory assets	1,257,741	1,305,210
Other	71,589	56,533
Total deferred debits	1,388,564	1,421,901
Total	$6,023,201	$5,968,835

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2016	December 31, 2015
	(thousands of dollars)
Capitalization and Liabilities

Capitalization:
Common stock equity:
Common stock, $2.50 par value (50,000,000 shares authorized; 39,150,812 shares outstanding)	$97,877	$97,877
Premium on capital stock	712,258	712,258
Capital stock expense	(2,097)	(2,097)
Retained earnings	1,156,138	1,127,426
Accumulated other comprehensive loss	(20,149)	(21,276)
Total common stock equity	1,944,027	1,914,188
Long-term debt	1,745,182	1,725,410
Total capitalization	3,689,209	3,639,598
Current Liabilities:
Current maturities of long-term debt	1,064	1,064
Accounts payable	77,094	94,970
Accounts payable to affiliates	1,429	1,059
Taxes accrued	13,433	10,745
Interest accrued	22,254	22,292
Accrued compensation	36,906	42,835
Current regulatory liabilities	2,509	2,217
Advances from customers	34,552	31,214
Other	12,499	15,506
Total current liabilities	201,740	221,902
Deferred Credits:
Deferred income taxes	1,264,817	1,252,371
Regulatory liabilities	425,548	416,282
Pension and other postretirement benefits	397,616	394,030
Other	44,271	44,652
Total deferred credits	2,132,252	2,107,335

Commitments and Contingencies

Total	$6,023,201	$5,968,835

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2016	2015
	(thousands of dollars)
Operating Activities:
Net income	$80,341	$87,802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,878	70,206
Deferred income taxes and investment tax credits	11,724	(2,252)
Changes in regulatory assets and liabilities	24,126	31,376
Pension and postretirement benefit plan expense	14,784	15,125
Contributions to pension and postretirement benefit plans	(13,415)	(12,389)
Earnings of unconsolidated equity-method investments	(407)	(2,658)
Distributions from unconsolidated equity-method investments	—	5,723
Allowance for equity funds used during construction	(10,223)	(10,565)
Other non-cash adjustments to net income, net	(1,268)	(963)
Change in:
Accounts receivable	836	(2,849)
Accounts payable	(14,681)	(12,624)
Taxes accrued/receivable	8,120	23,329
Other current assets	(34,962)	(28,601)
Other current liabilities	4,832	7,881
Other assets	(2,334)	2,923
Other liabilities	(1,245)	(1,518)
Net cash provided by operating activities	139,106	169,946
Investing Activities:
Additions to utility plant	(117,159)	(152,943)
Payments received from transmission project joint funding partners	5,301	—
Proceeds from the sale of emission allowances and RECs	846	1,536
Investments in unconsolidated affiliates	(4,386)	—
Purchase of available-for-sale securities	(1,209)	—
Proceeds from the sale of available-for-sale securities	2,181	—
Other	(101)	557
Net cash used in investing activities	(114,527)	(150,850)
Financing Activities:
Issuance of long-term debt	120,000	250,000
Retirement of long-term debt	(101,064)	(121,064)
Dividends on common stock	(51,628)	(47,537)
Make-whole premium on retirement of long-term debt	(13,895)	(17,872)
Other	(1,616)	(4,112)
Net cash (used in) provided by financing activities	(48,203)	59,415
Net (decrease) increase in cash and cash equivalents	(23,624)	78,511
Cash and cash equivalents at beginning of the period	110,756	46,695
Cash and cash equivalents at end of the period	$87,132	$125,206
Supplemental Disclosure of Cash Flow Information:
Cash (received) paid during the period for:
Income taxes	$(4,217)	$(2,034)
Interest (net of amount capitalized)	$39,856	$39,954
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$19,700	$21,889

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

Financial Statements

In the opinion of management of IDACORP and Idaho Power, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly each company's consolidated financial position as of June 30, 2016, consolidated results of operations for the three and six months ended June 30, 2016 and 2015, and consolidated cash flows for the six months ended June 30, 2016 and 2015.  These adjustments are of a normal and recurring nature.  These financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters that would be included in full-year financial statements and should be read in conjunction with the audited consolidated financial statements included in IDACORP’s and Idaho Power’s Annual Report on Form 10-K for the year ended December 31, 2015.  The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. A change in management's estimates or assumptions could have a material impact on IDACORP's or Idaho Power's respective financial condition and results of operations during the period in which such change occurred.

Management Estimates

Management makes estimates and assumptions when preparing financial statements in conformity with generally accepted accounting principles.  These estimates and assumptions include those related to rate regulation, retirement benefits, contingencies, litigation, asset impairment, income taxes, unbilled revenues, and bad debt.  These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  These estimates involve judgments with respect to, among other things, future economic factors that are difficult to predict and are beyond management's control.  Accordingly, actual results could differ from those estimates.

New and Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2016-09, Compensation--Stock Compensation (Topic 718) - Improvements to Employer Share-Based Payment Accounting, simplifying several aspects of the accounting for stock compensation paid to employees. As allowed, IDACORP and Idaho Power elected to early adopt the provisions of the new standard in the first quarter of 2016 under the modified retrospective method, with the cumulative effect of adoption recorded as an adjustment to 2016 beginning retained earnings. The principal changes under the new accounting standard include the following:

•	Excess or deficit income tax benefits on share-based transactions are recorded as income tax expense rather than in additional-paid-in-capital.

•
Previously recorded forfeiture estimates of approximately $0.2 million are reported as a decrease to beginning retained earnings. IDACORP made an accounting policy election to account for share-based award forfeitures as they occur, rather than making an estimate of future forfeitures.

•
In the statement of cash flows, excess tax benefits on share-based payments are presented in operating activities in the same manner as other cash flows related to income taxes. Previously, these cash flows were presented in financing activities. Prior periods were not restated for this change.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis, which revises the consolidation model that reporting entities use when determining what entities are to be consolidated. The amendments focus on limited partnerships and similar legal entities and is effective for interim and annual reporting periods beginning after December 31, 2015. The adoption of ASU 2015-02 did not have a material impact on IDACORP's or Idaho Power's financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is intended to enable users of financial statements to better understand and consistently analyze an entity's revenue across industries, transactions, and geographies. Under the ASU, recognition of revenue occurs when a customer obtains control of promised goods or services. In addition, the ASU requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB amended certain aspects of ASU 2014-09 to clarify the implementation guidance, including clarifications related to principal versus agent considerations, licensing and identifying performance obligations, narrow scope improvements, and practical expedients. The guidance in ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods, with early adoption permitted one year earlier. IDACORP and Idaho Power do not plan to early adopt the standard. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard including a cumulative-effect adjustment with disclosure of results under old standards. The companies are assessing the impacts of ASU 2014-09 on their financial statements as well as the transition method the companies will use to adopt the guidance. At this time, the companies do not know, and cannot reasonably estimate, the dollar impact of the adoption. Specifically, the companies are considering whether the new guidance will affect their accounting for contributions in aid of construction, sales of renewable energy credits, and other utility industry-related areas to determine how the new standard might affect their consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), intended to improve financial reporting about leasing transactions. The ASU significantly changes the accounting model used by lessees to account for leases, requiring that all material leases be presented on the balance sheet. Under the current model, some leases are classified as capital leases and recorded on the balance sheet while other leases classified as operating leases are not recognized on the balance sheet. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods, with early adoption permitted. The standard must be adopted using a modified retrospective approach. IDACORP and Idaho Power are evaluating the impact of ASU 2016-02 on their financial statements.

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

Income Tax Expense

The following table provides a summary of income tax expense for the six months ended June 30 (in thousands of dollars):

	IDACORP		Idaho Power
	2016	2015	2016	2015
Income tax at statutory rates (federal and state)	$37,170	$41,158	$36,781	$40,969
Additional ADITC amortization	(500)	—	(500)	—
First mortgage bond redemption costs	(5,579)	(7,210)	(5,579)	(7,210)
Share-based compensation	(1,622)	—	(1,587)	—
Other(1)	(16,381)	(18,195)	(15,388)	(16,782)
Income tax expense	$13,088	$15,753	$13,727	$16,977
Effective tax rate	13.8%	15.0%	14.6%	16.2%
(1) "Other" is primarily comprised of the net tax effect of Idaho Power's regulatory flow-through tax adjustments. These adjustments, which include the capitalized repairs deduction, are each listed in the rate reconciliation table in Note 2 to the consolidated financial statements included in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2015.

The reductions in income tax expense for the six months ended June 30, 2016, compared with the same period in 2015, were primarily due to lower pre-tax income and additional tax benefits resulting from share-based compensation related to the adoption of ASU 2016-09 discussed in Note 1. On a net basis, Idaho Power’s estimate of its annual 2016 regulatory flow-through tax adjustments is comparable to 2015.

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

Under the October 2014 settlement stipulation, Idaho Power recorded $0.5 million of additional ADITC amortization during the first six months of 2016 based on its estimate of Idaho ROE for the full-year 2016, leaving $44.5 million of additional ADITCs available under the settlement stipulation.

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

On May 27, 2016, the IPUC issued an order approving a $17.3 million net increase in Idaho PCA rates, effective for the 2016-2017 PCA collection period from June 1, 2016 to May 31, 2017.  The requested net increase in Idaho PCA rates included the application of (a) a customer rate credit of $3.2 million for sharing with customers for the year 2015 pursuant to the terms of the October 2014 settlement stipulation described above and (b) a $4.0 million reduction due to the transfer of surplus Idaho energy efficiency rider funds. Previously, on May 28, 2015, the IPUC issued an order approving an $11.6 million net decrease in Idaho PCA rates, effective for the 2015-2016 PCA collection period from June 1, 2015 to May 31, 2016.  The net decrease in Idaho PCA rates included the application of (a) a customer rate credit of $8.0 million for sharing with customers for the year 2014 pursuant to the terms of the December 2011 settlement stipulation, (b) a $1.5 million customer benefit relating to a change to the sales-based adjustment component of the PCA methodology, and (c) a $4.0 million reduction due to the transfer of surplus Idaho energy efficiency rider funds.

Idaho Fixed Cost Adjustment Mechanism

The Idaho jurisdiction fixed cost adjustment (FCA) mechanism is designed to remove Idaho Power’s financial disincentive to invest in energy efficiency programs by separating (or decoupling) the recovery of fixed costs from the variable kilowatt-hour charge and instead linking it to a set amount per customer.  The FCA mechanism is adjusted each year to collect, or refund, the difference between the authorized fixed-cost recovery amount and the actual fixed costs recovered by Idaho Power during the year. On May 27, 2016, the IPUC issued an order approving Idaho Power's application requesting an increase of $11.2 million in the FCA from $16.9 million to $28.1 million, with new rates effective for the period from June 1, 2016 through May 31, 2017.  Previously, on May 19, 2015, the IPUC issued an order approving an increase of $2.0 million in the FCA from $14.9 million to $16.9 million, with new rates effective for the period from June 1, 2015 through May 31, 2016.

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

In April and May 2016, Idaho Power received orders from the IPUC, OPUC, and Wyoming Public Service Commission (WPSC) authorizing the company to issue and sell from time to time up to $500 million in aggregate principal amount of debt securities and first mortgage bonds. The order from the IPUC approved the issuance of the securities through May 31, 2019, subject to extension upon request to the IPUC. The OPUC’s and WPSC’s orders do not impose a time limitation for issuances, but the OPUC order does impose a number of other conditions, including a requirement that the interest rates for the debt securities or first mortgage bonds fall within either (a) designated spreads over comparable U.S. Treasury rates or (b) a maximum all-in interest rate of 7%.

On May 20, 2016, IDACORP and Idaho Power filed a joint shelf registration statement with the SEC, which became effective upon filing, for the offer and sale of, in the case of IDACORP, an unspecified amount of shares of common stock and unspecified principal amount of debt securities, and in the case of Idaho Power, an unspecified principal amount of its first mortgage bonds and debt securities.

5.  NOTES PAYABLE

Credit Facilities

IDACORP and Idaho Power have in place credit facilities that may be used for general corporate purposes and commercial paper backup. The terms and conditions of those credit facilities are as described in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2015.

At June 30, 2016, no loans were outstanding under either IDACORP's or Idaho Power's facilities.  At June 30, 2016, Idaho Power had regulatory authority to incur up to $450 million in principal amount of short-term indebtedness at any one time outstanding. Balances (in thousands of dollars) and interest rates of IDACORP’s and Idaho Power's short-term borrowings were as follows at June 30, 2016, and December 31, 2015:

	June 30, 2016			December 31, 2015
	Idaho Power	IDACORP	Total	Idaho Power	IDACORP	Total
Commercial paper outstanding	$—	$23,900	$23,900	$—	$20,000	$20,000
Weighted-average annual interest rate	—%	0.82%	0.82%	—%	0.88%	0.88%

6.  COMMON STOCK

IDACORP Common Stock

During the six months ended June 30, 2016, IDACORP issued 67,966 shares of common stock pursuant to the IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan. Effective July 1, 2012, IDACORP instructed the plan administrators of the IDACORP, Inc. Dividend Reinvestment and Stock Purchase Plan and Idaho Power Company Employee Savings Plan to use market purchases of IDACORP common stock, as opposed to original issuance of common stock from IDACORP, to acquire shares of IDACORP common stock for the plans. However, IDACORP may determine at any time to resume original issuances of common stock under those plans.

Restrictions on Dividends

Idaho Power’s ability to pay dividends on its common stock held by IDACORP and IDACORP’s ability to pay dividends on its common stock are limited to the extent payment of such dividends would violate the covenants in their respective credit facilities or Idaho Power’s Revised Policy and Code of Conduct.  A covenant under IDACORP’s credit facility and Idaho Power’s credit facility requires IDACORP and Idaho Power to maintain leverage ratios of consolidated indebtedness to consolidated total capitalization, as defined therein, of no more than 65 percent at the end of each fiscal quarter. At June 30, 2016, the leverage ratios for IDACORP and Idaho Power were 46 percent and 47 percent, respectively.  Based on these restrictions, IDACORP’s and Idaho Power’s dividends were limited to $1.1 billion and $1.0 billion, respectively, at June 30, 2016.  There are additional facility covenants, subject to exceptions, that prohibit or restrict the sale or disposition of property without consent and any agreements restricting dividend payments to the applicable company from any material subsidiary.  At June 30, 2016, IDACORP and Idaho Power were in compliance with the financial covenants.

Idaho Power’s Revised Policy and Code of Conduct relating to transactions between and among Idaho Power, IDACORP, and other affiliates, which was approved by the IPUC in April 2008, provides that Idaho Power will not pay any dividends to IDACORP that will reduce Idaho Power’s common equity capital below 35 percent of its total adjusted capital without IPUC approval. At June 30, 2016, Idaho Power's common equity capital was 53 percent of its total adjusted capital. Further, Idaho Power must obtain approval of the OPUC before it could directly or indirectly loan funds or issue notes or give credit on its books to IDACORP.

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

7.  EARNINGS PER SHARE

The table below presents the computation of IDACORP’s basic and diluted earnings per share for the three and six months ended June 30, 2016 and 2015 (in thousands, except for per share amounts).

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Numerator:
Net income attributable to IDACORP, Inc.	$56,246	$66,080	$81,975	$89,510
Denominator:
Weighted-average common shares outstanding - basic	50,302	50,222	50,300	50,221
Effect of dilutive securities	53	36	45	38
Weighted-average common shares outstanding - diluted	50,355	50,258	50,345	50,259
Basic earnings per share	$1.12	$1.32	$1.63	$1.78
Diluted earnings per share	$1.12	$1.31	$1.63	$1.78

8.  COMMITMENTS

Purchase Obligations

IDACORP's and Idaho Power's purchase obligations did not change materially, outside of the ordinary course of business, during the six months ended June 30, 2016, except that ten power purchase agreements with solar energy developers were terminated due to an uncured breach by the counterparties. Termination of the agreements reduced Idaho Power's contractual payment obligations by approximately $267 million over the 20-year lives of the terminated contracts.

Guarantees

Through a self-bonding mechanism, Idaho Power guarantees its portion of reclamation activities and obligations at BCC, of which IERCo owns a one-third interest.  This guarantee, which is renewed annually with the Wyoming Department of Environmental Quality, was $71 million at June 30, 2016, representing IERCo's one-third share of BCC's total reclamation obligation.  BCC has a reclamation trust fund set aside specifically for the purpose of paying these reclamation costs.  At June 30, 2016, the current value of the reclamation trust fund was $74 million. During the six months ended June 30, 2016, the reclamation trust fund made no distributions for reclamation activity costs associated with the BCC surface mine. BCC periodically assesses the adequacy of the reclamation trust fund and its estimate of future reclamation costs.  To ensure that the reclamation trust fund maintains adequate reserves, BCC has the ability to add a per-ton surcharge to coal sales, all of which are made to the Jim Bridger plant.  Starting in 2010, BCC began applying a nominal surcharge to coal sales in order to maintain adequate reserves in the reclamation trust fund.  Because of the existence of the fund and the ability to apply a per-ton surcharge, the estimated fair value of this guarantee is minimal.

IDACORP and Idaho Power enter into financial agreements and power purchase and sale agreements that include indemnification provisions relating to various forms of claims or liabilities that may arise from the transactions contemplated by these agreements.  Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnification provisions cannot be reasonably estimated.  IDACORP and Idaho Power periodically evaluate the likelihood of incurring costs under such indemnities based on their historical experience and the evaluation of the specific indemnities.  As of June 30, 2016, management believes the likelihood is remote that IDACORP or Idaho Power would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnification obligations.  Neither IDACORP nor Idaho Power has recorded any liability on their respective condensed consolidated balance sheets with respect to these indemnification obligations.

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

As of the date of this report, given the early stage of the proceedings it is not possible to determine Idaho Power's potential liability, if any, or to reasonably estimate a possible loss or range of possible loss, if any, within the trustee's alternative prayers for relief. Idaho Power continues to vigorously defend against the claims.

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

10.  BENEFIT PLANS

Idaho Power has the following pension plans - a noncontributory defined benefit pension plan (pension plan) and two nonqualified defined benefit plans for certain senior management employees called the Security Plan for Senior Management Employees I and Security Plan for Senior Management Employees II (collectively, SMSP).  Idaho Power also has a nonqualified defined benefit pension plan for directors that was frozen in 2002. Remaining vested benefits from that plan are included with the SMSP in the disclosures below. The benefits under the pension plan are based on years of service and the employee’s final average earnings. Idaho Power also maintains a defined benefit postretirement benefit plan (consisting of health care and death benefits) that covers all employees who were enrolled in the active-employee group plan at the time of retirement as well as their spouses and qualifying dependents.  The following table shows the components of net periodic benefit costs for the pension, SMSP, and postretirement benefits plans for the three months ended June 30, 2016 and 2015 (in thousands of dollars).

	Pension Plan		SMSP		Postretirement Benefits
	2016	2015	2016	2015	2016	2015
Service cost	$7,893	$8,123	$307	$423	$265	$280
Interest cost	9,484	8,766	1,068	967	687	665
Expected return on plan assets	(10,871)	(10,520)	—	—	(617)	(668)
Amortization of prior service cost	16	55	42	46	6	4
Amortization of net loss	3,282	3,418	883	1,049	—	—
Net periodic benefit cost	9,804	9,842	2,300	2,485	341	281
Adjustments due to the effects of regulation(1)	(5,086)	(5,095)	—	—	—	—
Net periodic benefit cost recognized for financial reporting(1)	$4,718	$4,747	$2,300	$2,485	$341	$281
 (1) Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, income statement recognition of pension plan costs is deferred until costs are recovered through rates.

The table below shows the components of net periodic benefit costs for the pension, SMSP, and postretirement benefits plans for the six months ended June 30, 2016 and 2015 (in thousands of dollars).

	Pension Plan		SMSP		Postretirement Benefits
	2016	2015	2016	2015	2016	2015
Service cost	$16,010	$16,582	$614	$845	$558	$618
Interest cost	18,907	17,586	2,137	1,934	1,383	1,339
Expected return on plan assets	(21,041)	(20,739)	—	—	(1,237)	(1,341)
Amortization of prior service cost	29	110	84	92	13	8
Amortization of net loss	6,666	6,964	1,766	2,098	—	—
Net periodic benefit cost	20,571	20,503	4,601	4,969	717	624
Adjustments due to the effects of regulation(1)	(11,105)	(10,971)	—	—	—	—
Net periodic benefit cost recognized for financial reporting(1)	$9,466	$9,532	$4,601	$4,969	$717	$624
 (1) Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, income statement recognition of pension plan costs is deferred until costs are recovered through rates.

While it has no minimum contribution requirement to its defined benefit pension plan in 2016, in April 2016 Idaho Power contributed $10 million to the plan. In July 2016, Idaho Power contributed an additional $10 million to the plan. During the remainder of 2016, Idaho Power may contribute up to an additional $20 million to the plan.

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

The table below presents the gains and losses on derivatives not designated as hedging instruments for the three and six months ended June 30, 2016 and 2015 (in thousands of dollars).

		Gain/(Loss) on Derivatives Recognized in Income(1)
	Location of Realized Gain/(Loss) on Derivatives Recognized in Income	Three months ended June 30,		Six months ended June 30,

		2016	2015	2016	2015
Financial swaps	Off-system sales	$(51)	$(841)	$1,395	$2,155
Financial swaps	Purchased power	164	741	151	106
Financial swaps	Fuel expense	373	368	(2,442)	(378)
Financial swaps	Other operations and maintenance	(35)	(4)	(150)	(6)
Forward contracts	Purchased power	—	—	—	3
Forward contracts	Fuel expense	93	10	89	5
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

Derivative Instrument Summary

The table below presents the fair values and locations of derivative instruments not designated as hedging instruments recorded on the balance sheets and reconciles the gross amounts of derivatives recognized as assets and as liabilities to the net amounts presented in the balance sheets at June 30, 2016, and December 31, 2015 (in thousands of dollars).

		Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Gross Fair Value	Amounts Offset	Net Assets	Gross Fair Value	Amounts Offset	Net Liabilities

June 30, 2016
Current:
Financial swaps	Other current assets	$3,001	$(547)	$2,454	$547	$(547)	$—
Financial swaps	Other current liabilities	89	(89)	—	1,046	(89)	957
Forward contracts	Other current assets	55	—	55	—	—	—
Forward contracts	Other current liabilities	—	—	—	1	—	1
Long-term:
Financial swaps	Other assets	1,616	(45)	1,571	45	(45)	—
Total		$4,761	$(681)	$4,080	$1,639	$(681)	$958
December 31, 2015
Current:
Financial swaps	Other current assets	$999	$(785)	$214	$785	$(785)	$—
Financial swaps	Other current liabilities	177	(177)	—	5,146	(177)	4,969
Forward contracts	Other current assets	64	—	64	—	—	—
Forward contracts	Other current liabilities	—	—	—	3	—	3
Long-term:
Financial swaps	Other assets	148	(22)	126	22	(22)	—
Total		$1,388	$(984)	$404	$5,956	$(984)	$4,972

The table below presents the volumes of derivative commodity forward contracts and swaps outstanding at June 30, 2016 and 2015 (in thousands of units).

		June 30,
Commodity	Units	2016	2015
Electricity purchases	MWh	443	403
Electricity sales	MWh	—	115
Natural gas purchases	MMBtu	13,580	18,787
Natural gas sales	MMBtu	—	1,022
Diesel purchases	Gallons	532	122

Credit Risk

At June 30, 2016, Idaho Power did not have material credit risk exposure from financial instruments, including derivatives. Idaho Power monitors credit risk exposure through reviews of counterparty credit quality, corporate-wide counterparty credit exposure, and corporate-wide counterparty concentration levels.  Idaho Power manages these risks by establishing credit and concentration limits on transactions with counterparties and requiring contractual guarantees, cash deposits, or letters of credit from counterparties or their affiliates, as deemed necessary.  Idaho Power’s physical power contracts are commonly under Western Systems Power Pool agreements, physical gas contracts are usually under North American Energy Standards Board contracts, and financial transactions are usually under International Swaps and Derivatives Association, Inc. contracts. These contracts contain adequate assurance clauses requiring collateralization if a counterparty has debt that is downgraded below investment grade by at least one rating agency.

Credit-Contingent Features

Certain of Idaho Power's derivative instruments contain provisions that require Idaho Power's unsecured debt to maintain an investment grade credit rating from Moody's Investors Service and Standard & Poor's Ratings Services.  If Idaho Power's unsecured debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions.  The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position at June 30, 2016, was $1.6 million.  Idaho Power posted $0.1 million cash collateral related to this amount.  If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2016, Idaho Power would have been required to pay or post collateral to its counterparties up to an additional $4.8 million to cover the open liability positions as well as completed transactions that have not yet been paid.

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

IDACORP’s and Idaho Power’s assessment of a particular input's significance to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy.  An item recorded at fair value is reclassified among levels when changes in the nature of valuation inputs cause the item to no longer meet the criteria for the level in which it was previously categorized. There were no transfers between levels or material changes in valuation techniques or inputs during the six months ended June 30, 2016.

The table below presents information about IDACORP’s and Idaho Power’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2016, and December 31, 2015 (in thousands of dollars).

	June 30, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds
IDACORP - Parent	$800	$—	$—	$800	$1,000	$—	$—	$1,000
Idaho Power	13,000	—	—	13,000	10,000	—	—	10,000
Derivatives	1,698	2,382	—	4,080	340	64	—	404
Trading securities: Equity securities	95	—	—	95	102	—	—	102
Available-for-sale securities: Equity securities	23,898	—	—	23,898	24,459	—	—	24,459
Liabilities:
Derivatives	868	90	—	958	286	4,686	—	4,972

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

The table below presents the carrying value and estimated fair value of financial instruments that are not reported at fair value, as of June 30, 2016, and December 31, 2015, using available market information and appropriate valuation methodologies (in thousands of dollars).

	June 30, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
IDACORP
Assets:
Notes receivable(1)	$3,804	$3,804	$3,804	$3,804
Liabilities:
Long-term debt(1)	1,746,246	1,990,345	1,726,474	1,813,243
Idaho Power
Liabilities:
Long-term debt(1)	1,746,246	1,990,345	1,726,474	1,813,243
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

	Utility Operations	All Other	Eliminations	Consolidated Total
Three months ended June 30, 2016:
Revenues	$314,411	$1,025	$—	$315,436
Net income attributable to IDACORP, Inc.	54,807	1,439	—	56,246
Total assets as of June 30, 2016	6,023,201	78,318	(20,163)	6,081,356
Three months ended June 30, 2015:
Revenues	$335,321	$1,007	$—	$336,328
Net income attributable to IDACORP, Inc.	64,340	1,740	—	66,080
Six months ended June 30, 2016:
Revenues	$594,977	$1,415	$—	$596,392
Net income attributable to IDACORP, Inc.	80,341	1,634	—	81,975
Six months ended June 30, 2015:
Revenues	$614,094	$1,629	$—	$615,723
Net income attributable to IDACORP, Inc.	87,802	1,708	—	89,510

14. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

The table below presents changes in components of accumulated other comprehensive income (AOCI), net of tax, during the three and six months ended June 30, 2016 and 2015 (in thousands of dollars). Items in parentheses indicate charges to AOCI.

	Defined Benefit Pension Items
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Balance at beginning of period	$(20,712)	$(23,491)	$(21,276)	$(24,158)
Amounts reclassified out of AOCI	563	667	1,127	1,334
Balance at end of period	$(20,149)	$(22,824)	$(20,149)	$(22,824)

The table below presents amounts reclassified out of components of AOCI and the income statement location of those amounts reclassified during the three and six months ended June 30, 2016 and 2015 (in thousands of dollars). Items in parentheses indicate increases to net income.

	Amount Reclassified from AOCI
Details About AOCI	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Amortization of defined benefit pension items(1)
Prior service cost	$42	$46	$84	$92
Net loss	883	1,049	1,766	2,098
Total before tax	925	1,095	1,850	2,190
Tax benefit(2)	(362)	(428)	(723)	(856)
Net of tax	563	667	1,127	1,334
Total reclassification for the period	$563	$667	$1,127	$1,334
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
IDACORP, Inc.
Boise, Idaho

We have reviewed the accompanying condensed consolidated balance sheet of IDACORP, Inc. and subsidiaries (the “Company”) as of June 30, 2016, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2016 and 2015, and of equity and cash flows for the six-month periods ended June 30, 2016 and 2015.  These interim financial statements are the responsibility of the Company’s management.

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
July 28, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Idaho Power Company
Boise, Idaho

We have reviewed the accompanying condensed consolidated balance sheet of Idaho Power Company and subsidiary (the “Company”) as of June 30, 2016, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2016 and 2015, and of cash flows for the six-month periods ended June 30, 2016 and 2015.  These interim financial statements are the responsibility of the Company’s management.

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
July 28, 2016

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

EXECUTIVE OVERVIEW

Management's Outlook and Company Initiatives

In the Annual Report on Form 10-K for the year ended December 31, 2015, IDACORP's and Idaho Power's management included a brief overview of their outlook and initiatives for the companies for 2016 and beyond, under the headings "Executive Overview - Management's Outlook" and "2015 Accomplishments and 2016 Initiatives" in the MD&A. As of the date of this report, management's outlook remains consistent with that discussion. Most notably:

•
Idaho Power continues to expect positive customer growth in its service area, and continues to support economic development initiatives aimed at sustainable levels of growth. During the first six months of 2016, Idaho Power's customer count grew by 4,664 customers, and for the twelve months ended June 30, 2016, the customer growth rate was 1.8 percent.

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

Overview of General Factors and Trends Affecting Results of Operations and Financial Condition

IDACORP's and Idaho Power's results of operations and financial condition are affected by a number of factors, and the impact of those factors is discussed in more detail later in this MD&A. To provide context for the discussion elsewhere in this report, some of the more notable factors include the following:

•
Regulation of Rates and Cost Recovery:  The price that Idaho Power is authorized to charge for its electric and transmission service is a critical factor in determining IDACORP's and Idaho Power's results of operations and financial condition. Those rates are established by state regulatory commissions and the FERC, and are intended to allow Idaho Power an opportunity to recover its expenses and earn a reasonable return on investment. Because of the significant impact of ratemaking decisions, and in furtherance of its goal of advancing a purposeful regulatory strategy, Idaho Power has focused on timely recovery of its costs through filings with the company's regulators, working to put in place innovative regulatory mechanisms, and on the prudent management of expenses and investments. Idaho Power has a regulatory settlement stipulation in Idaho that remains in effect during 2016. That stipulation includes provisions for the accelerated amortization of certain tax credits to help achieve a minimum 9.5 percent return on year-end equity in the Idaho jurisdiction (Idaho ROE). Also during 2016, Idaho Power continues to assess the need to file a general rate case to reset base rates in the coming years.

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

•
Economic Conditions: Economic conditions impact consumer demand for electricity and revenues, collectability of accounts, the volume of off-system sales, and the need to construct and improve infrastructure, purchase power, and implement programs to meet customer load demands. In recent years, Idaho Power has seen growth in both the number of customers in its service area—over the last 12 months customer count grew by 1.8 percent—and in employment in Idaho Power's service area, which grew by approximately 2.3 percent over the last twelve months, based on Idaho Department of Labor preliminary June 2016 data. Idaho Power expects that the number of customers will continue to increase in the foreseeable future. Idaho Power has in recent years supported State of Idaho-coordinated efforts to promote economic development with an emphasis on attracting industrial and commercial customers to its service area.

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

Further, as Idaho Power's hydroelectric facilities comprise nearly one-half of Idaho Power's nameplate generation capacity, precipitation levels impact the mix of Idaho Power's generation resources. When hydroelectric generation is reduced, Idaho Power must rely on more expensive generation sources and purchased power. When favorable hydroelectric generating conditions exist for Idaho Power, they also may exist for other Pacific Northwest hydroelectric facility operators, lowering regional wholesale market prices and impacting the revenue Idaho Power receives from off-system sales of its excess power. Much of the adverse or favorable impact of this volatility on Idaho Power's financial results is addressed through the Idaho and Oregon power cost adjustment (PCA) mechanisms.

Sales volumes were lower in the first half of 2016 compared with the first half of 2015. While temperatures in the Idaho Power service area were well above normal in the second quarter of 2016, they were milder than second quarter 2015 temperatures. In 2015, a June heat wave combined with an earlier start to the irrigation season resulted in record second quarter sales volumes. Temperatures were milder than normal in both the first quarter of 2016 and 2015.

•
Mitigation of Impact of Fuel and Purchased Power Expense:  In addition to hydroelectric generation, Idaho Power relies significantly on coal and natural gas to fuel its generation facilities and power purchases in the wholesale markets. Fuel costs are impacted by electricity sales volumes, the terms of contracts for fuel, Idaho Power's generation capacity, the availability of hydroelectric generation resources, transmission capacity, energy market prices, and Idaho Power's hedging program for managing fuel costs. Recently, low natural gas prices have made operation of Idaho Power's natural gas power plants more economical, resulting in increased operation of those plants and decreased operation of coal-fired plants. Purchased power costs are impacted by the terms of contracts for purchased power, the rate of expansion of alternative energy generation sources such as wind or solar energy, and wholesale energy market prices. The Idaho and Oregon PCA mechanisms mitigate in large part the potential adverse impacts of fluctuations in power supply costs to Idaho Power.

•
Regulatory and Environmental Compliance Costs:  Idaho Power is subject to extensive federal and state laws, policies, and regulations, as well as regulatory actions and audits by agencies and quasi-governmental agencies, including the FERC and the North American Electric Reliability Corporation. Compliance with these requirements directly influences Idaho Power's operating environment and affects Idaho Power's operating costs. Environmental laws and regulations, in particular, may increase the cost of operating generation plants and constructing new facilities, may require that Idaho Power install additional pollution control devices at existing generating plants, or may require that Idaho Power cease operating certain generation plants. For instance, the Boardman coal-fired power plant, in which Idaho Power owns a 10-percent interest, is scheduled to cease coal-fired operations by the end of 2020, a decision driven in large part by the substantial cost of environmental controls required by existing regulations. Similarly, Idaho Power is in discussions with the co-owner of the North Valmy coal-fired power plant for the early closure of that facility. Idaho Power expects to spend a considerable amount on environmental compliance and controls in the next decade.

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

Summary of Financial Results

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Idaho Power net income	$54,807	$64,340	$80,341	$87,802
Net income attributable to IDACORP, Inc.	$56,246	$66,080	$81,975	$89,510
Average outstanding shares – diluted (000’s)	50,355	50,258	50,345	50,259
IDACORP, Inc. earnings per diluted share	$1.12	$1.31	$1.63	$1.78

The table below provides a reconciliation of net income attributable to IDACORP for the three- and six-month periods ended June 30, 2015, to the same periods in 2016 (items are in millions and are before related income tax impact unless otherwise noted).

	Three months ended		Six months ended
Net income attributable to IDACORP, Inc. - June 30, 2015		$66.1		$89.5
Change in Idaho Power net income:
Increased sales volumes attributable to customer growth, net of associated power supply costs and PCA mechanism impacts	$2.7		$4.8
Decreased sales volumes attributable to usage per customer, net of associated power supply costs and PCA mechanism impacts	(9.0)		(8.4)
FCA revenues	(5.9)		(1.1)
Third-party use of electric property, wheeling and other revenue	(1.0)		(2.1)
Change in other operating and maintenance expenses	0.8		(1.2)
Increase in depreciation expense	(1.5)		(3.1)
Other changes in operating revenues and expenses, net	4.5		2.6
Decrease in Idaho Power operating income	(9.4)		(8.5)
Changes in other non-operating income and expenses	(1.5)		(2.2)
Decrease in income tax expense (excluding additional ADITC amortization)	1.4		2.8
Increase in additional ADITC amortization	—		0.5
Total decrease in Idaho Power net income		(9.5)		(7.4)
Other changes (net of tax)		(0.4)		(0.1)
Net income attributable to IDACORP, Inc. - June 30, 2016		$56.2		$82.0

Net Income - Second Quarter 2016

IDACORP's net income decreased $9.9 million for the second quarter of 2016 when compared with the second quarter of 2015. The decrease was driven primarily by a $9.4 million decrease in Idaho Power's operating income.
Sales volumes due to customer growth increased operating income by $2.7 million, as the number of Idaho Power customers grew by 1.8%. The increase from customer growth was more than offset by a decrease in sales volumes on a per customer basis reducing operating income by $9.0 million in the second quarter of 2016 compared with the second quarter of 2015. While temperatures in the Idaho Power service area were well above normal in the second quarter of 2016, they were milder than second quarter 2015 temperatures. In 2015, a June heat wave combined with an earlier start to the irrigation season resulted in record second quarter sales volumes.

Also affecting the comparability of quarterly results was a change in the FCA mechanism approved by the IPUC in May 2015 effective as of January 2015. In the second quarter of 2015, Idaho Power recorded an additional $7.4 million of FCA revenue related to the first quarter of 2015. The $5.9 million decrease in the second quarter of 2016, compared with the second quarter of 2015, shown in the table above would have been a $1.5 million increase in FCA revenues had the current FCA mechanism methodology been applied in the first quarter of 2015.
Other changes in operating revenues and expenses included a $1.5 million benefit from higher rates due to changes in usage of irrigation customers and a $2.1 million adjustment recorded in the second quarter of 2015 related to a change in the true-up component of the PCA mechanism with the adoption of the sales-based-adjustment methodology last year.
Income tax expense was lower due to lower pretax income in the second quarter of 2016 compared with the second quarter of 2015, partially offset by a smaller flow-through benefit of tax deductible make-whole premiums that Idaho Power paid in connection with the early redemption of long-term debt in both the second quarter of 2016 and 2015 and other regulatory flow-through income tax adjustments.

Net Income - Year-to-date 2016
IDACORP's net income decreased $7.5 million for the first half of 2016 compared with the same period in 2015. The decrease was driven primarily by a decrease of $8.5 million in Idaho Power’s operating income, offset partially by reduced income tax expense.
Sales volume impacts of lower usage per customer in the first half of 2016 compared with the first half of 2015 reduced operating income by $8.4 million. As noted above, second quarter 2016 temperatures were milder than in the second quarter in 2015, while mild temperatures occurred in the service area in both the first quarter of 2016 and 2015. Idaho Power’s continued customer growth contributed $4.8 million to operating income.
Income tax expense was lower due to lower pretax income in the first half of 2016 compared with the first half of 2015, partially offset by a smaller flow-through benefit of tax deductible make-whole premiums that Idaho Power paid in connection with the early redemption of long-term debt in both the second quarter of 2016 and 2015 and other regulatory flow through income tax adjustments. Based on Idaho Power's current expectations of full-year 2016 results, Idaho Power has recorded $0.5 million of additional ADITC amortization during the first six months of 2016 under its Idaho regulatory settlement stipulation. Idaho Power estimates that it will record approximately $1 million of additional ADITC amortization for the full year 2016. No additional ADITC amortization was recorded during the same period in 2015.
RESULTS OF OPERATIONS

This section of MD&A takes a closer look at the significant factors that affected IDACORP’s and Idaho Power’s earnings during the three and six months ended June 30, 2016.  In this analysis, the results for the three and six months ended June 30, 2016, are compared with the same period in 2015.

Utility Operations

The table below presents Idaho Power’s energy sales and supply (in thousands of MWh) for the three and six months ended June 30, 2016 and 2015.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
General business sales	3,611	3,733	6,776	6,845
Off-system sales	107	201	613	737
Total energy sales	3,718	3,934	7,389	7,582
Hydroelectric generation	2,013	1,417	3,859	3,235
Coal generation	699	1,198	1,474	2,208
Natural gas and other generation	328	583	845	792
Total system generation	3,040	3,198	6,178	6,235
Purchased power	972	1,015	1,787	1,779
Line losses	(294)	(279)	(576)	(432)
Total energy supply	3,718	3,934	7,389	7,582

Sales Volume and Generation: In the second quarter and first six months of 2016, general business sales volumes decreased 122 thousand MWh, or 3 percent, and 69 thousand MWh, or 1 percent, respectively, compared with the same periods in the prior year. Sales volumes to irrigation customers were approximately 10 percent lower in the second quarter of 2016 and 12 percent lower in the first six months of 2016, respectively, compared with the same period in 2015. In addition, sales volumes to residential customers were approximately 4 percent lower in the second quarter of 2016 compared with the second quarter of 2015. While temperatures in the Idaho Power service area were well above normal in the second quarter of 2016, they were milder than second quarter 2015 temperatures, which led to fewer heating degree-days early in the quarter and fewer cooling degree-days later in the quarter. In 2015, a June heat wave combined with an earlier start to irrigation season to drive record second quarter sales volumes.

Off-system sales volume decreased by 94 thousand MWh, or 47 percent, and 124 thousand MWh, or 17 percent, in the second quarter and first six months of 2016, respectively, as extremely low electricity wholesale market prices reduced or eliminated economic benefits of operating Idaho Power's non-hydroelectric generation facilities for off-system sales.

Generation from Idaho Power's hydroelectric plants increased in the second quarter of 2016 compared with the same period in 2015, due to stronger Snake River and tributary water flows and other more favorable hydroelectric generating conditions. For the first six months of 2016, at Idaho Power's thermal plants, coal-fired generation decreased while natural gas-fired generation increased, primarily in the first quarter of 2016, as low natural gas prices made natural gas-fired plants more economical to run in 2016.

The financial impacts of fluctuations in off-system sales, purchased power, fuel expense, and other power supply-related expenses are addressed in Idaho Power's Idaho and Oregon PCA mechanisms, which are described later in this MD&A.

General Business Revenues:  The table below presents Idaho Power’s general business revenues and MWh sales volumes for the three and six months ended June 30, 2016 and 2015, and the number of customers as of June 30, 2016 and 2015.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue
Residential	$104,427	$116,337	$245,540	$247,192
Commercial	75,129	75,099	146,379	149,769
Industrial	44,941	45,902	87,638	89,449
Irrigation	68,134	73,671	69,037	75,670
Total	292,631	311,009	548,594	562,080
Deferred revenue related to HCC relicensing AFUDC(1)	(2,350)	(2,349)	(4,932)	(4,934)
Total general business revenues	$290,281	$308,660	$543,662	$557,146
Volume of Sales (MWh)
Residential	1,030	1,080	2,418	2,384
Commercial	974	964	1,950	1,965
Industrial	789	778	1,581	1,561
Irrigation	818	911	827	935
Total MWh sales	3,611	3,733	6,776	6,845
Number of customers at period end
Residential	439,924	431,909
Commercial	68,881	68,033
Industrial	122	119
Irrigation	20,602	20,238
Total customers	529,529	520,299
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

Changes in rates, changes in customer demand, and changes in FCA revenues are the primary reasons for fluctuations in general business revenue from period to period. The primary influences on customer demand for electricity are weather and economic conditions. Extreme temperatures increase sales to customers who use electricity for cooling and heating, while moderate temperatures decrease sales. Precipitation levels and the timing of precipitation during the agricultural growing season also affect sales to customers who use electricity to operate irrigation pumps. Rates are also seasonally adjusted, providing for higher rates during peak load periods, and residential customer rates are tiered, providing for higher rates based on higher levels of usage. The seasonal and tiered rate structures contribute to seasonal fluctuations in revenues and earnings. For purposes of illustration, Boise, Idaho weather-related information for the three and six months ended June 30, 2016 and 2015, is presented in the table that follows.

	Three months ended June 30,			Six months ended June 30,
	2016	2015	Normal	2016	2015	Normal
Heating degree-days(1)	429	526	719	2,618	2,599	3,199
Cooling degree-days(1)	278	373	183	278	373	183
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

General business revenue decreased $18.4 million and $13.5 million for the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015. Factors affecting general business revenues during the period are discussed below.

•
Rates:  Rate changes combined to decrease general business revenue by $2.0 million and $7.1 million for the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015. The revenue impact of the rate changes was more than offset by associated changes in operating expenses - Idaho PCA amortization expense decreased $6.8 million for the quarter and $16.2 million for the first six months of 2016 compared with the the same periods in 2015 due to the changes in the corresponding Idaho PCA true-up rate in the comparative periods.

•
Customers:  Customer growth increased general business revenue by $3.7 million and $6.6 million, respectively, compared with the second quarter and first six months of 2015. Total customers increased 1.8 percent during the twelve months ended June 30, 2016.

•
Usage:  Lower usage (on a per customer basis), primarily by irrigation and residential customers, decreased general business revenue by $14.1 million for the second quarter of 2016 when compared with the second quarter of 2015. Lower usage (on a per customer basis), primarily by irrigation and commercial customers, decreased general business revenue by $11.9 million in the first six months of 2016 when compared with the same period in 2015. The lower usage was primarily a result of a later start to the irrigation season and the fewer number of heating and cooling degree-days in the quarter and fewer number of cooling degree-days in the first six months of 2016 when compared with the same periods in 2015, as noted in the table above.

•
FCA Revenue: In May 2015, the IPUC modified the mechanism to use actual sales rather than weather-normalized sales and made the change effective January 1, 2015. The $7.4 million impact of the change to the Idaho FCA mechanism effective as of January 2015 was recorded in the second quarter of 2015. Overall, the mechanism decreased revenues by $5.9 million and $1.1 million for the three and six months ended June 30, 2016, respectively compared with the same periods in 2015. The $5.9 million decrease in the second quarter of 2016, compared with the second quarter of 2015, would have been a $1.5 million increase in FCA revenues had the current FCA mechanism methodology been applied in the first quarter of 2015.

Off-System Sales:  Off-system sales consist primarily of long-term sales contracts and opportunity sales of surplus system energy.  The table below presents Idaho Power’s off-system sales for the three and six months ended June 30, 2016 and 2015.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue	$1,238	$3,829	$10,389	$16,848
MWh sold	107	201	613	737
Revenue per MWh	$11.57	$19.05	$16.95	$22.86

In the second quarter of 2016, off-system sales revenue decreased by $2.6 million, or 68 percent, compared with the same period in 2015. For the first six months, off-system sales revenue decreased by $6.5 million, or 38 percent. Off-system sales volumes decreased 47 percent and 17 percent for the three and six months ended of 2016, respectively, compared with the same periods in 2015. Extremely low off-system sales prices in the second quarter and first half of 2016 significantly reduced or eliminated economic benefits of operating Idaho Power's non-hydroelectric generation facilities for off-system sales. The second quarter 2016 average price of off-system sales transactions was approximately 60 percent below Idaho Power's five-year quarterly average and 39 percent below the second quarter 2015 average price. The average price of off-system sales for the first half of 2016 was 26 percent lower compared with the same period in 2015.

Other Revenues:  The table below presents the components of other revenues for the three and six months ended June 30, 2016 and 2015.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Transmission services and other	$13,989	$14,965	$25,772	$27,891
Energy efficiency	8,903	7,867	15,154	12,209
Total other revenues	$22,892	$22,832	$40,926	$40,100

The termination in late 2015 of legacy, long-term transmission agreements in connection with a transmission asset purchase and sale arrangement with a third party reduced transmission service revenue in the three and six months ended June 30, 2016, compared with the same periods in 2015. Greater customer participation in energy efficiency programs increased revenue in both the three and six months ended June 30, 2016, compared with the same periods in 2015.

Most energy efficiency activities are funded through a rider mechanism on customer bills.  Energy efficiency program expenditures funded through the rider are reported as an operating expense with an equal amount of revenues recorded in other revenues, resulting in no net impact on earnings.  The cumulative variance between expenditures and amounts collected through the rider is recorded as a regulatory asset or liability pending future collection from, or obligation to, customers.  A liability balance indicates that Idaho Power has collected more than it has spent and an asset balance indicates that Idaho Power has spent more than it has collected. At June 30, 2016, Idaho Power's energy efficiency rider balances were a $4.9 million regulatory asset in the Oregon jurisdiction and a $6.6 million regulatory liability in the Idaho jurisdiction.

Purchased Power:  The table below presents Idaho Power’s purchased power expenses and volumes for the three and six months ended June 30, 2016 and 2015.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Expense
PURPA contracts	$34,690	$31,709	$68,945	$58,110
Other purchased power (including wheeling)	13,421	19,627	27,281	36,191
Total purchased power expense	$48,111	$51,336	$96,226	$94,301
MWh purchased
PURPA contracts	612	590	1,166	1,030
Other purchased power	360	425	621	749
Total MWh purchased	972	1,015	1,787	1,779
Cost per MWh from PURPA contracts	$56.68	$53.74	$59.13	$56.42
Cost per MWh from other sources	$37.28	$46.18	$43.93	$48.32
Weighted average - all sources	$49.50	$50.58	$53.85	$53.01

Purchased power expense decreased $3.2 million, or 6 percent, in the second quarter of 2016 compared with the same period in 2015. The decrease for the second quarter of 2016 was due primarily to decreased volumes purchased from sources other than energy projects under PURPA contracts. Output from energy projects under PURPA contracts increased $3.0 million, or 9 percent, in the second quarter of 2016 compared with the second quarter of 2015. The $1.9 million increase in total purchased power expense for the first six months of 2016 compared with the first six months of 2015 was due to higher output from energy projects under PURPA contracts, which increased $10.8 million, or 19 percent. Further, the average cost per MWh increased in both the second quarter and first six months of 2016 as more-expensive power under PURPA power purchase contracts made up a larger proportion of total volumes purchased.

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

Fuel Expense:  The table below presents Idaho Power’s fuel expenses and generation at its thermal generating plants for the three and six months ended June 30, 2016 and 2015.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Expense
Coal (1)	$23,284	$33,614	$46,949	$57,786
Natural gas and other thermal	6,684	12,787	18,783	20,091
Total fuel expense	$29,968	$46,401	$65,732	$77,877
MWh generated
Coal (1)	699	1,198	1,474	2,208
Natural gas and other thermal	328	583	845	792
Total MWh generated	1,027	1,781	2,319	3,000
Cost per MWh - Coal	$33.31	$28.06	$31.85	$26.17
Cost per MWh - Natural gas and other thermal	$20.38	$21.93	$22.23	$25.37
Weighted average, all sources	$29.18	$26.05	$28.34	$25.96
(1) The first three months of 2015 exclude 118 MWh of generation from the Jim Bridger power plant for which costs were capitalized during feasibility testing of capital projects under contemplation.

Most fuel supply contracts are subject to changes in published indexes that are closely related to materials and supplies, labor, and diesel costs. In addition to commodity (variable) costs, both natural gas and coal expense include costs that are more fixed in nature for items such as capacity charges, transportation, and fuel handling. Period to period variances in fuel expense per MWh are noticeably impacted by these fixed charges when generation output is substantially different between the two periods; however, natural gas commodity prices decreased significantly during the past year.

Fuel expense decreased $16.4 million, or 35 percent, in the second quarter of 2016, and $12.1 million, or 16 percent, in the first six months of 2016 compared with the same periods in 2015. The decrease in the second quarter and first six months of 2016 was mostly due to higher output from Idaho Power's hydroelectric plants, rather than utilizing gas or coal generation. Generation provided by the hydroelectric plants increased 42 percent for the second quarter and 19 percent for the first six months of 2016, compared with the same periods in 2015.

PCA Mechanisms:  Idaho Power's power supply costs (primarily purchased power and fuel expense, less off-system sales) can vary significantly from year to year. Volatility of power supply costs arises from factors such as weather conditions, wholesale market prices, and volumes of power purchased and sold in the wholesale markets, Idaho Power's hydroelectric and thermal generation volumes and fuel costs, generation plant availability, and retail loads. To address the volatility of power supply costs, Idaho Power's PCA mechanisms in the Idaho and Oregon jurisdictions allow Idaho Power to recover from or refund to customers most of the fluctuations in power supply costs.  In the Idaho jurisdiction, the PCA includes a cost or benefit sharing ratio that allocates the deviations in net power supply expenses between customers (95 percent) and the company (5 percent), with the exception of PURPA power purchases and demand response program incentives, which are allocated 100 percent to customers. Because of the PCA mechanisms, the primary financial impacts of power supply cost variations is that cash is paid out but recovery from customers does not occur until a future period, or cash that is collected is refunded to customers in a future period, resulting in fluctuations in operating cash flows from year to year. The following table presents the components of the Idaho and Oregon PCA mechanisms for the three and six months ended June 30, 2016 and 2015.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Idaho power supply cost accrual (deferral)	$7,303	$(5,847)	12,597	4,515
Amortization of prior year authorized balances	9,600	16,378	17,659	33,770
Total power cost adjustment expense	$16,903	$10,531	$30,256	$38,285

The power supply accruals represent the portion of the power supply cost fluctuations accrued under the PCA mechanisms. When actual power supply costs are lower than the amount forecasted in PCA rates, which was the case for the second quarter of 2016 and for the first six months of 2016 and 2015, most of the difference is accrued. When actual power supply costs are higher than the amount forecasted in PCA rates, which was the case for the second quarter of 2015, most of the difference is deferred. The second quarter of 2015 also included a $2.1 million adjustment recorded in the second quarter of 2015 related to a change in the true-up component of the PCA mechanism with the adoption of the sales-based-adjustment methodology last year. The amortization of the prior year’s balances represents the offset to the amounts being collected or refunded in the current PCA year that were deferred or accrued in the prior PCA year (the true-up component of the PCA).

Other Operations and Maintenance Expenses: Other O&M expense decreased $0.7 million, or less than one percent, in the second quarter of 2016 compared with the second quarter of 2015. Other O&M expense increased $1.4 million, or less than one percent, for the first six months of 2016, compared with the same period in 2015.

Income Taxes

IDACORP's and Idaho Power's income tax expense for the six months ended June 30, 2016, when compared with the same period in 2015, decreased $2.7 million and $3.3 million, respectively, primarily as a result of (1) lower pre-tax income and (2) a $1.6 million tax benefit resulting from the adoption of a new accounting standard for share-based compensation. For information relating to IDACORP's and Idaho Power's computation of income tax expense and estimated annual effective tax rate, see Note 2 - “Income Taxes” to the condensed consolidated financial statements included in this report.

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

Idaho Power funds its liquidity needs for capital expenditures through cash flows from operations, debt offerings, commercial paper markets, credit facilities, and capital contributions from IDACORP.  Idaho Power periodically files for rate adjustments for recovery of operating costs and capital investments to provide the opportunity to align Idaho Power's earned returns with those allowed by regulators. Idaho Power uses operating and capital budgets to control operating costs and capital expenditures. During the first half of 2016, Idaho Power continued its efforts to optimize operations, control costs, and generate operating cash inflows to meet operating expenditures, contribute to capital expenditure requirements, and pay dividends to shareholders.

As of July 22, 2016, IDACORP's and Idaho Power's access to debt, equity, and credit arrangements included:

•	their respective $100 million and $300 million revolving credit facilities;

•	IDACORP's shelf registration statement filed with the U.S. Securities and Exchange Commission (SEC) on May 20, 2016, which may be used for the issuance of debt securities and common stock;

•	Idaho Power's shelf registration statement filed with the SEC on May 20, 2016, which may be used for the issuance of first mortgage bonds and debt securities; and

•	IDACORP's and Idaho Power's issuance of commercial paper, which may be issued up to an amount equal to the available credit capacity under their respective credit facilities.

IDACORP and Idaho Power monitor capital markets with a view toward opportunistic debt and equity transactions, taking into account current and potential future long-term needs. As a result, IDACORP may issue debt securities or may issue common stock under the existing continuous equity program, and Idaho Power may issue debt securities or first mortgage bonds, if the companies believe terms available in the capital markets are favorable and that issuances would be financially prudent. Idaho Power also periodically analyzes whether partial or full early redemption of one or more existing outstanding series of first mortgage bonds is desirable, and in some cases may refinance indebtedness with new indebtedness issued with more favorable terms, including interest rates lower than the series being redeemed.

On March 10, 2016, Idaho Power issued $120 million in principal amount of 4.05% first mortgage bonds, Series J, maturing on March 1, 2046. On April 11, 2016, Idaho Power redeemed, prior to maturity, $100 million in principal amount of 6.15% first mortgage bonds, medium-term notes due April 2019. In accordance with the redemption provisions of the original terms of the notes, the redemption included payment by Idaho Power of a make-whole premium of $14 million. The make-whole premium resulted in a current income tax deduction, which under Idaho Power's regulatory flow-through tax accounting produced an income tax benefit of approximately $5.6 million recorded in the second quarter of 2016. Idaho Power also expects to receive an incremental net benefit to net income as a result of the lower interest rate of the notes issued in March 2016 compared with the interest rate associated with the redeemed notes. Idaho Power used a portion of the net proceeds of the March 2016 sale of first mortgage bonds, medium-term notes to effect the redemption.

Based on planned capital expenditures and operating and maintenance expenses, the companies believe they will be able to meet capital requirements and fund corporate expenses during at least the next twelve months with a combination of existing cash and operating cash flows generated by Idaho Power's utility business. IDACORP and Idaho Power believe they could meet any short-term cash shortfall with existing credit facilities and expect to continue to manage short-term liquidity through commercial paper markets.

IDACORP and Idaho Power seek to maintain capital structures of approximately 50 percent debt and 50 percent equity, and maintaining this ratio influences IDACORP's and Idaho Power's debt and equity issuance decisions. As of June 30, 2016, IDACORP's and Idaho Power's capital structures, as calculated for purposes of applicable debt covenants, were as follows:

	IDACORP	Idaho Power
Debt	46%	47%
Equity	54%	53%

IDACORP and Idaho Power generally maintain their cash and cash equivalents in highly liquid investments, such as U.S. Treasury Bills, money market funds, and bank deposits.

Operating Cash Flows

IDACORP’s and Idaho Power’s operating cash inflows for the six months ended June 30, 2016 were $138 million and $139 million, respectively, decreases of $33 million and $31 million, respectively, compared with the same period in 2015.  With the exception of cash flows related to income taxes, IDACORP’s operating cash flows are principally derived from the operating cash flows of Idaho Power.  Significant items that affected the comparability of the companies' operating cash flows in the first six months of 2016 with the same period in 2015 were as follows:

•	Net income decreased $7 million, for the reasons described in "Results of Operations" above in this MD&A.

•
Changes in regulatory assets and liabilities, mostly related to the relative amounts of costs deferred and collected under the Idaho PCA mechanism, decreased operating cash flows by $7 million more in 2016.

•	A decrease in distributions from the companies' equity-method investments decreased operating cash flows by $6 million.

•
A $14 million increase from changes in deferred taxes and investment tax credits was more than offset by a $15 million decrease in taxes accrued and receivable, combining to decrease operating cash flows by $1 million.

•	Changes in working capital balances due primarily to timing resulted in a $7 million larger decrease to operating cash flows.

Investing Cash Flows

Investing activities consist primarily of capital expenditures related to new construction and improvements to Idaho Power’s generation, transmission, and distribution facilities.  IDACORP’s and Idaho Power’s net investing cash outflows for the six months ended June 30, 2016, were $114 million. Investing cash outflows for 2016 and 2015 were primarily for construction of utility infrastructure needed to address Idaho Power’s aging plant and equipment, customer growth, and environmental and regulatory compliance requirements. Idaho Power received $5 million during the first six months ended June 30, 2016, from Boardman-to-Hemingway project joint permitting participants relating to a portion of these construction expenditures.

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

Net financing cash outflows for the six months ended June 30, 2016, were $48 million. As previously mentioned, on March 10, 2016, Idaho Power issued $120 million of 4.05% first mortgage bonds. On April 11, 2016, Idaho Power redeemed, prior to maturity, $100 million in principal amount of 6.15% first mortgage bonds, medium-term notes due April 2019. In accordance with the redemption provisions of the original terms of the notes, the redemption included payment by Idaho Power of a make-whole premium of $14 million. Idaho Power also expects to receive an incremental net benefit to net income as a result of the lower interest rate of notes issued in March 2016 compared to the interest rate associated with the redeemed notes. Financing cash flows also included the payment of $52 million of dividends on common stock and a $4 million net increase in IDACORP commercial paper borrowings.

Financing Programs and Available Liquidity

IDACORP Equity Programs: In recent years, IDACORP has entered into sales agency agreements under which IDACORP could offer and sell shares of its common stock from time to time through BNY Mellon Capital Markets, LLC as IDACORP's agent. The most recent sales agency agreement terminated in May 2016. As of the date of this report, IDACORP is assessing whether to execute a new sales agency agreement for the issuance and sale of common stock, as the company does not anticipate issuing any shares of its common stock outside of its equity compensation plans during the remainder of 2016. On May 20, 2016, IDACORP filed a shelf registration statement with the SEC, which became effective upon filing, for the offer and sale of an unspecified amount of shares of common stock.

Idaho Power First Mortgage Bonds: Idaho Power's issuance of long-term indebtedness is subject to the approval of the IPUC, OPUC, and Wyoming Public Service Commission (WPSC). In April and May 2016, Idaho Power received orders from the IPUC, OPUC, and WPSC authorizing the company to issue and sell from time to time up to $500 million in aggregate principal amount of debt securities and first mortgage bonds. The order from the IPUC approved the issuance of the securities through May 31, 2019, subject to extension upon request to the IPUC. The OPUC’s and WPSC’s orders do not impose a time limitation for issuances, but the OPUC order does impose a number of other conditions, including a requirement that the interest rates for the debt securities or first mortgage bonds fall within either (a) designated spreads over comparable U.S. Treasury rates or (b) a maximum all-in interest rate of 7%.

On May 20, 2016, Idaho Power filed a shelf registration statement with the SEC, which became effective upon filing, for the offer and sale of an unspecified principal amount of its first mortgage bonds. The issuance of first mortgage bonds requires that Idaho Power meet interest coverage and security provisions set forth in the Indenture. Future issuances of first mortgage bonds are subject to satisfaction of covenants and security provisions set forth in the Indenture, market conditions, regulatory authorizations, and covenants contained in other financing agreements. Further, Idaho Power will be required to execute an additional supplement to its Indenture in order to issue a new series of first mortgage bonds, and as of the date of this report Idaho Power is in the process of preparing the supplement.

The Indenture limits the amount of first mortgage bonds at any one time outstanding to $2.0 billion, and as a result the maximum amount of first mortgage bonds Idaho Power could issue as of June 30, 2016 was limited to approximately $259 million. Idaho Power may increase the $2.0 billion limit on the maximum amount of first mortgage bonds outstanding by filing a supplemental indenture with the trustee as provided in the Indenture of Mortgage and Deed of Trust. Separately, the Indenture also limits the amount of additional first mortgage bonds that Idaho Power may issue to the sum of (a) the principal amount of retired first mortgage bonds and (b) 60 percent of total unfunded property additions, as defined in the Indenture. As of June 30, 2016, Idaho Power could issue approximately $1.6 billion of additional first mortgage bonds based on retired first mortgage bonds and total unfunded property additions.

IDACORP and Idaho Power Credit Facilities: In November 2015, IDACORP and Idaho Power entered into Credit Agreements for $100 million and $300 million credit facilities, respectively. These facilities replaced IDACORP's and Idaho Power's existing Second Amended and Restated Credit Agreements, dated October 26, 2011, as amended. Each of the credit facilities may be used for general corporate purposes and commercial paper back-up. IDACORP's facility permits borrowings under a revolving line of credit of up to $100 million at any one time outstanding, including swingline loans not to exceed $10 million at any time and letters of credit not to exceed $50 million at any time. IDACORP's facility may be increased, subject to specified conditions, to $150 million. Idaho Power's facility permits borrowings through the issuance of loans and standby letters of credit of up to $300 million at any one time outstanding, including swingline loans not to exceed $30 million at any one time and letters of credit not to exceed $100 million at any one time outstanding. Idaho Power's facility may be increased, subject to specified conditions, to $450 million. Other terms and conditions of the credit facilities are described in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2015, in Part II, Item 7 - "MD&A - Liquidity and Capital Resources."

Each facility contains a covenant requiring each company to maintain a leverage ratio of consolidated indebtedness to consolidated total capitalization equal to or less than 65 percent as of the end of each fiscal quarter. In determining the leverage ratio, “consolidated indebtedness” broadly includes all indebtedness of the respective borrower and its subsidiaries, including, in some instances, indebtedness evidenced by certain hybrid securities (as defined in the credit agreement). “Consolidated total capitalization” is calculated as the sum of all consolidated indebtedness, consolidated stockholders' equity of the borrower and its subsidiaries, and the aggregate value of outstanding hybrid securities. At June 30, 2016, the leverage ratios for IDACORP and Idaho Power were 46 percent and 47 percent, respectively. IDACORP's and Idaho Power's ability to utilize the credit facilities is conditioned upon their continued compliance with the leverage ratio covenants included in the credit facilities. There are additional covenants, subject to exceptions, that prohibit certain mergers, acquisitions, and investments, restrict the creation of certain liens, and prohibit entering into any agreements restricting dividend payments from any material subsidiary. At June 30, 2016, IDACORP and Idaho Power believe they were in compliance with all facility covenants. Further, IDACORP and Idaho Power do not believe they will be in violation or breach of their respective debt covenants during 2016.

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

Available Short-Term Borrowing Liquidity

The table below outlines available short-term borrowing liquidity as of the dates specified.

	June 30, 2016		December 31, 2015
	IDACORP(2)	Idaho Power	IDACORP(2)	Idaho Power
Revolving credit facility	$100,000	$300,000	$100,000	$300,000
Commercial paper outstanding	(23,900)	—	(20,000)	—
Identified for other use(1)	—	(24,245)	—	(24,245)
Net balance available	$76,100	$275,755	$80,000	$275,755
(1) Port of Morrow and American Falls bonds that Idaho Power could be required to purchase prior to maturity under the optional or mandatory purchase provisions of the bonds, if the remarketing agent for the bonds is unable to sell the bonds to third parties.
(2) Holding company only.

At July 22, 2016, IDACORP had no loans outstanding under its credit facility and $22.1 million commercial paper outstanding, and Idaho Power had no loans outstanding under its credit facility and no commercial paper outstanding.

The table below presents additional information about short-term commercial paper borrowing during the three and six months ended June 30, 2016.

	Three months ended		Six months ended
	June 30, 2016		June 30, 2016
	IDACORP(1)	Idaho Power	IDACORP (1)	Idaho Power
Commercial paper:
Period end:
Amount outstanding	$23,900	$—	$23,900	$—
Weighted average interest rate	0.82%	—%	0.82%	—%
Daily average amount outstanding during the period	$23,384	$—	$21,280	$—
Weighted average interest rate during the period	0.81%	—%	0.82%	—%
Maximum month-end balance	$23,900	$—	$23,900	$—
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

Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties.  As of June 30, 2016, Idaho Power had posted $0.1 million of performance assurance collateral.  Should Idaho Power experience a reduction in its credit rating on its unsecured debt to below investment grade, Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral, and counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions.  Based upon Idaho Power’s current energy and fuel portfolio and market conditions as of June 30, 2016, the amount of additional collateral that could be requested upon a downgrade to below investment grade is approximately $6.8 million.  To minimize capital requirements, Idaho Power actively monitors its portfolio exposure and the potential exposure to additional requests for performance assurance collateral through sensitivity analysis.

Capital Requirements

Idaho Power's construction expenditures, excluding allowance for funds used during construction (AFUDC), were $113 million during the six months ended June 30, 2016.  The table below presents Idaho Power's expected cash requirements for construction, excluding AFUDC, for 2016 (including amounts incurred to-date) through 2020 (in millions of dollars).

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

Jim Bridger Plant Selective Catalytic Reduction Equipment: Idaho Power and the plant co-owners are installing selective catalytic reduction (SCR) equipment to reduce nitrogen oxide (NOx) emissions at the Jim Bridger power plant, in order to comply with regional haze rules. The regional haze rules provide for installation of SCR on unit 3 and unit 4. The rules provide for an equivalent technology for NOx reductions on unit 2 by 2021 and unit 1 by 2022. Idaho Power estimates that the total cost for Idaho Power's share of the upgrades on units 3 and 4 is approximately $102 million, excluding AFUDC. As of June 30, 2016, Idaho Power had expended $92 million, excluding AFUDC, on SCR installation at units 3 and 4. The unit 3 SCR was operating as of November 2015, and as of the date of this report the unit 4 SCR remains on schedule and within the total project cost estimate. In light of the uncertainty resulting from pending environmental regulation and the substantial estimated cost of the SCR installation, Idaho Power is assessing whether to move forward with the installation of SCR on units 1 and 2 at the Jim Bridger power plant. The expected capital expenditures (excluding AFUDC) in the table above include an estimated range of $40-$50 million in the years 2018-2020 relating to the installation of SCR on units 1 and 2.

Boardman-to-Hemingway Transmission Line: The Boardman-to-Hemingway line, a proposed 300-mile, 500-kV transmission project between a station near Boardman, Oregon and the Hemingway station near Boise, Idaho, would provide transmission service to meet future resource needs. The Boardman-to-Hemingway line was included in the preferred resource portfolio in Idaho Power’s 2015 IRP. In January 2012, Idaho Power entered into a joint funding agreement with PacifiCorp and the Bonneville Power Administration to pursue permitting of the project. The joint funding agreement provides that Idaho Power's interest in the permitting phase of the project would be approximately 21 percent, and that during future negotiations relating to construction of the transmission line Idaho Power would seek to retain that percentage interest in the completed project. Assuming both other participants fund their full share of the total cost of the permitting phase of the project, Idaho Power's estimated share of the cost of the permitting phase of the project is approximately $42 million, including Idaho Power's AFUDC. Total cost estimates for the project are between $1.0 billion and $1.2 billion, including AFUDC for Idaho Power's share of the project. This cost estimate excludes the impacts of inflation and price changes of materials and labor resources that may occur following the date of the estimate. Idaho Power's share of the permitting phase of the project (excluding AFUDC) is included in the capital requirements table above. Construction costs beyond the permitting phase are not included in the table above.

Idaho Power has expended approximately $80 million on the Boardman-to-Hemingway project through June 30, 2016. Pursuant to the terms of the joint funding arrangements, approximately $40 million of that amount has been received by Idaho Power as reimbursement from the project participants as of June 30, 2016. Idaho Power has accrued in receivables approximately $14 million more that will be billed by Idaho Power in the future to the project participants for expenses Idaho Power has incurred, for a total amount reimbursable by joint permitting participants of $54 million. In addition to the $54 million amount, $5 million is subject to reimbursement at a later date from the joint permitting participants, assuming their continued participation in the project, for expenses Idaho Power incurred prior to execution of the joint funding arrangements. Joint permitting participants are obligated to reimburse Idaho Power for their share of any future project expenditures incurred by Idaho Power. Idaho Power plans to seek recovery of its share of project costs through the regulatory process.

The permitting phase of the Boardman-to-Hemingway project is subject to federal review and approval by the U.S. Bureau of Land Management (BLM), the U.S. Forest Service, the Department of the Navy, the Army Corps of Engineers, and certain other federal agencies. The BLM, as the lead federal agency on the National Environmental Policy Act review, issued a draft environmental impact study (EIS) for the project in December 2014 and, as of the date of this report, the BLM's schedule provides for the issuance of a final EIS in the third quarter of 2016 and a record of decision in late 2016. In the separate Oregon state permitting process, Idaho Power submitted a final draft amended preliminary application for a site certificate to the Oregon Department of Energy in June 2016. Idaho Power is unable to determine an in-service date for the line but, given the status of ongoing permitting activities, expects the in-service date would be in 2022 or beyond.

Gateway West Transmission Line: Idaho Power and PacifiCorp are pursuing the joint development of the Gateway West project, a 500-kV transmission project between a station located near Douglas, Wyoming and the Hemingway station. In January 2012, Idaho Power and PacifiCorp entered a joint funding agreement for permitting of the project. Idaho Power's estimated cost for the permitting phase of the Gateway West project is approximately $64 million, including AFUDC. Idaho Power has expended approximately $31 million on the permitting phase of the project through June 30, 2016. As of the date of this report, Idaho Power estimates the total cost for its share of the project (including both permitting and construction) to be between $200 million and $400 million, including AFUDC. Idaho Power's share of the permitting phase of the project (excluding AFUDC) is included in the capital requirements table above. Construction costs beyond the permitting phase are not included in the table above.

The permitting phase of the project is subject to review and approval of the BLM. The BLM released its record of decision under the National Environmental Policy Act in November 2013. In its record of decision, the BLM identified its final decision on the routing of the project, issued right-of-way grants on public land for some segments, and deferred a decision on two segments (in both of which Idaho Power has an interest) to resolve routing concerns in those areas. Several interested parties have appealed the BLM's record of decision, and Idaho Power has intervened in the proceedings. The BLM has initiated a supplemental EIS process for the two deferred segments. The draft supplemental EIS for the two deferred segments was released in March 2016. As of the date of this report, the BLM's schedule provides for the issuance of a record of decision on the two deferred segments in late 2016.

Western Energy Imbalance Market: Utilities in the western United States outside the California Independent System Operator (California ISO) have traditionally relied upon a combination of automated and manual dispatch within the hour to balance generation and load to maintain reliable supply. These utilities have limited capability to transact within the hour outside their own borders. In contrast, energy imbalance markets use automated intra-hour economic dispatch of generation from committed resources to serve loads. The California ISO and PacifiCorp implemented a new energy imbalance market in 2014 (Western EIM) under which the parties enabled their systems to interact for dispatch purposes. The Western EIM is intended to reduce the power supply costs to serve customers through more efficient dispatch of a larger and more diverse pool of resources, to integrate intermittent power from renewable generation sources more effectively, and to enhance reliability. Participation in the Western EIM is voluntary and available to all balancing authorities in the western United States. Following an evaluation of the potential power supply cost savings and other advantages, system upgrade requirements, and estimated capital and ongoing operating costs, in April 2016 Idaho Power executed an agreement under which it intends to, subject to regulatory approval and other conditions, participate in the Western EIM. Idaho Power anticipates that its participation in the Western EIM would commence in the spring of 2018.

Defined Benefit Pension Plan Contributions

While it has no minimum contribution requirement to its defined benefit pension plan in 2016, in April 2016 Idaho Power contributed $10 million to the plan. In July 2016, Idaho Power contributed an additional $10 million to the plan. During the remainder of 2016, Idaho Power may contribute up to an additional $20 million. Idaho Power contributed $39 million and $30 million to its defined benefit pension plan in 2015 and 2014, respectively. Idaho Power's contributions are made in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions and to mitigate the cost of being in an underfunded position. The primary impact of pension contributions is on the timing of cash flows, as the timing of cost recovery lags behind contributions.

Contractual Obligations

During the six months ended June 30, 2016, IDACORP's and Idaho Power's contractual obligations, outside the ordinary course of business, did not change materially from the amounts disclosed in their Annual Report on Form 10-K for the year ended December 31, 2015, except for the following:

•	on March 10, 2016, Idaho Power issued $120 million in principal amount of 4.05% first mortgage bonds, Series J, maturing on March 1, 2046;

•
on April 11, 2016, Idaho Power redeemed, prior to maturity, $100 million in principal amount of 6.15% first mortgage bonds, medium-term notes, Series H due April 2019. In accordance with the redemption provisions of the original terms of the notes, the redemption included payment by Idaho Power of a make-whole premium of approximately $14 million; and

•
ten power purchase agreements with solar energy developers were terminated due to an uncured breach by the counterparties. Termination of the agreements reduced Idaho Power's contractual payment obligations by approximately $267 million over the 20-year lives of the terminated contracts, which represents approximately 6% of the cogeneration and small power production purchase obligations reported in the Annual Report on Form 10-K for the year ended December 31, 2015.

Off-Balance Sheet Arrangements

IDACORP's and Idaho Power's off-balance sheet arrangements have not changed materially from those reported in MD&A in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2015.

REGULATORY MATTERS

Introduction

Idaho Power's development of rate case plans takes into consideration short-term and long-term needs for rate relief and involves several factors that can affect the timing of rate filings. These factors include, among others, in-service dates of major capital investments, the timing of changes in major revenue and expense items, and customer growth rates. Idaho Power's most recent general rate cases in Idaho and Oregon were filed during 2011, and Idaho Power filed a large single-issue rate case for the Langley Gulch power plant in Idaho and Oregon in 2012. These significant rate cases resulted in the resetting of base rates in both Idaho and Oregon during 2012. Idaho Power also reset its base-rate power supply expenses in the Idaho jurisdiction for purposes of updating the collection of costs through retail rates in 2014, but without a resulting net increase in rates. Between general rate cases, Idaho Power relies upon customer growth, power cost adjustment mechanisms, tariff riders, and other mechanisms to reduce the impact of regulatory lag, which refers to the period of time between making an investment or incurring an expense and recovering that investment or expense and earning a return. Management's regulatory focus in recent years has been largely on regulatory settlement stipulations and the design of rate mechanisms. During 2016, Idaho Power continues to assess the need to file a general rate case in its two retail jurisdictions in 2017 or 2018, based on its consideration of factors such as those described above.

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

Notable Retail Rate Changes During 2016

During 2016 to-date, Idaho Power has received orders authorizing the rate changes summarized in the table below.

Description	Status	Estimated Rate Impact(1)	Notes
Power Cost Adjustment Mechanism - Idaho	New PCA rate became effective June 1, 2016	$17.3 million PCA increase for the period from June 1, 2016 to May 31, 2017
The potential revenue impact of rate increases and decreases associated with the Idaho PCA mechanism is largely offset by associated increases and decreases in actual power supply costs and amortization of deferred power supply costs.

Fixed Cost Adjustment Mechanism - Idaho	New FCA rate became effective June 1, 2016	$11.2 million FCA increase for the period from June 1, 2016 to May 31, 2017
The FCA is designed to remove Idaho Power’s financial disincentive to invest in energy efficiency programs by partially separating (or decoupling) the recovery of fixed costs from the volumetric kilowatt-hour charge and instead linking it to a set amount per customer.

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

Idaho Power recorded $0.5 million of additional ADITC amortization during the first six months of 2016 based on its estimate of Idaho ROE for the full-year 2016.

Change in Deferred Net Power Supply Costs and the Power Cost Adjustment Mechanism

Deferred power supply costs represent certain differences between Idaho Power's actual net power supply costs and the costs included in its retail rates, the latter being based on annual forecasts of power supply costs. Deferred power supply costs are recorded on the balance sheets for future recovery or refund through customer rates. The table that follows summarizes the change in deferred net power supply costs during the six months ended June 30, 2016.

	Idaho	Oregon(1)	Total
Balance at December 31, 2015	44,556	2,664	47,220
Current period net power supply costs accrued	(12,598)	—	(12,598)
Prior amounts recovered through rates	(11,401)	(1,183)	(12,584)
SO2 allowance and renewable energy certificate sales	(764)	(37)	(801)
Revenue sharing and energy efficiency rider funds	(7,141)	—	(7,141)
Interest and other	189	154	343
Balance at June 30, 2016	$12,841	$1,598	$14,439

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

Open Access Transmission Tariff Draft Posting
Idaho Power uses a formula rate for transmission service provided under its OATT, which allows transmission rates to be updated annually based primarily on financial and operational data Idaho Power files with the FERC. On June 1, 2016, Idaho Power publicly posted its 2016 draft transmission rate, reflecting a transmission rate of $25.52 per kW-year, to be effective for the period from October 1, 2016 to September 30, 2017. Idaho Power's draft rate was based on a net annual transmission revenue requirement of $127.4 million. The existing OATT rate in effect from October 1, 2015, to September 30, 2016, is $23.43 per kW-year based on a net annual transmission revenue requirement of $121.3 million.

Transmission Revenues Associated with Asset Exchange Transaction

Effective in October 2015, Idaho Power and PacifiCorp each transferred to the other certain interests in transmission-related equipment. In connection with that transaction, the companies terminated or amended a number of legacy long-term agreements between Idaho Power and PacifiCorp related to the ownership and operation of transmission-related equipment and transmission services. In 2014, Idaho Power collected approximately $8 million in transmission revenues under legacy long-term transmission agreements that were terminated in connection with the asset exchange transaction. As a result of the transaction and termination of those long-term transmission agreements, Idaho Power's OATT rate will increase, however, in accordance with a FERC order, the current formula rate methodology will phase in the increase over a two-year period.

In compliance with the IPUC's order approving the asset exchange transaction, Idaho Power submitted to the IPUC a request for verification that its regulatory accounting method reflecting a symmetrical tracking of changes in transmission revenues resulting specifically from the asset exchange with PacifiCorp complies with the IPUC’s order. The IPUC staff filed comments recommending to the IPUC that Idaho Power capture only increases in revenue caused by a new OATT rate, which is only one component of changes in transmission revenues that result from the asset exchange transaction and would result in Idaho Power's under-collection of transmission-related costs and decreased revenue. In response, Idaho Power has asked the IPUC to either (1) allow Idaho Power to track both increases and decreases in transmission revenues resulting from the asset exchange transaction or (2) eliminate the requirement to track any changes in transmission revenues resulting from the transaction and instead address all changes to transmission revenues when Idaho Power files its next general rate case. Additionally, Idaho Power's comments to the IPUC explain that the asset exchange transaction is in the long-term interests of Idaho Power's customers and that the IPUC staff’s proposal would result in an inequitable under-collection of costs, and therefore, be detrimental to the company. A determination from the IPUC is pending.

Renewable and Other Energy Contracts

Idaho Power has contracts for the purchase of power from cogeneration and small power production (CSPP) and non-CSPP renewable generation sources, such as biomass, solar, small hydroelectric projects, and two geothermal projects. Idaho Power purchases wind power from both CSPP and non-CSPP facilities, including its largest non-CSPP wind power project -- the Elkhorn Valley wind project with a 101 MW nameplate capacity. As of June 30, 2016, Idaho Power had contracts to purchase energy from 110 on-line CSPP projects and 20 additional projects expected to come on-line by June 1, 2017. The following table sets forth, as of June 30, 2016, the resource type and nameplate capacity of Idaho Power's signed CSPP-related agreements. These agreements have original contract terms ranging from one to 35 years.

Resource Type	On-line (MW)		Under Contract but not yet On-line (MW)	Total CSPP Projects under Contract (MW)
Wind	577		50	627
Solar	40	[1]	249	289
Hydro	147		9	156
Other	60		—	60
Total	824		308	1,132
[1] Interconnected but not yet delivering energy as of the date of this report.

All of the projects not yet on-line have scheduled on-line dates no later than year-end 2016, though with the extension of federal investment tax credit availability, it is likely the on-line date for some of the solar projects will extend into 2017.

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

In June 2016, the FERC held a technical conference on implementation issues under PURPA, including the mandatory power purchase obligation and the methods for determining avoided costs for those purchases. The conference also involved a discussion of PURPA project siting issues and minimum contract term lengths. Idaho Power is unable to predict what policy or rulemaking actions or proceedings, if any, on the PURPA-related issues will result from the technical conference.

Relicensing of Hydroelectric Projects

Costs for the relicensing of Idaho Power's hydroelectric projects are recorded in construction work in progress until new multi-year licenses are issued by the FERC, at which time the charges are transferred to electric plant in service. Idaho Power expects to seek recovery of relicensing costs through the ratemaking process. Relicensing costs of $232 million for the HCC, Idaho Power's largest hydroelectric complex and a major relicensing effort, were included in construction work in progress at June 30, 2016. As of the date of this report, the IPUC authorizes Idaho Power to include in its Idaho jurisdiction rates approximately $10.7 million of AFUDC annually relating to the HCC relicensing project. Collecting these amounts now will reduce the amount collected in the future when HCC relicensing costs are approved for recovery in base rates. As of June 30, 2016, Idaho Power's regulatory liability for collection of AFUDC relating to the HCC was $95 million. Idaho Power is unable to predict with certainty the timing of issuance of a new license for the HCC, or the financial or operational requirements of a new license. As of the date of this report, Idaho Power estimates that the annual costs it will incur to obtain a new long-term license for the HCC, including AFUDC but excluding costs expected to be incurred for complying with the license after issuance, are likely to range from $20 million to $30 million until issuance of the license.

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

Current and future environmental laws and regulations will increase the cost of operating fossil fuel-fired generation plants and constructing new generation and transmission facilities, in large part through the substantial cost of permitting activities and the required installation of additional pollution control devices. In many parts of the United States, some higher-cost, high-emission coal-fired plants have ceased operation or the plant owners have announced a near-term cessation of operation, as the cost of compliance makes the plants uneconomical to operate. The decision to agree to cease operation of the Boardman coal-fired plant, in which Idaho Power owns a 10 percent interest, by the end of 2020, was based in part on the significant future cost of compliance with environmental laws and regulations. Additionally, in light of the uncertainty resulting from pending environmental regulation and the substantial estimated cost of the SCR installation, Idaho Power is assessing whether to move forward with the installation of SCR on units 1 and 2 at the Jim Bridger power plant. Beyond increasing costs generally, these environmental laws and regulations could affect IDACORP's and Idaho Power's results of operations and financial condition if the costs associated with these environmental requirements and early plant retirements cannot be fully recovered in rates on a timely basis.  Part I - “Business - Environmental Regulation and Costs” in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2015, includes a summary of Idaho Power's expected capital and operating expenditures for environmental matters during the period from 2015 to 2017. Given the uncertainty of future environmental regulations, Idaho Power is unable to predict its environmental-related expenditures beyond that time, though they could be substantial.

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

Endangered Species Act and National Environmental Policy Act Developments

In May 2016, the United States District Court for the District of Oregon issued an opinion finding that in the context of hydroelectric facilities owned and operated by the U.S. Army Corps of Engineers and located on the lower Snake River, National Oceanic and Atmospheric Administration's National Marine Fisheries Service (NOAA Fisheries) violated the Endangered Species Act (ESA) by using improper standards, failing to consider adequately the impact of climate change on habitat conditions, and placing undue reliance on unproven, future federal habitat conservation measures, particularly to the degree that the success of the measures could be undermined by climate change. The court also found that other federal agencies violated the National Environmental Policy Act (NEPA) by failing to prepare a comprehensive environmental impact statement on implementation of the conservation measures ordered by NOAA Fisheries, including analysis of the measures directed by NOAA Fisheries and other reasonable alternatives. The court’s opinion and its emphasis on a climate change-driven analysis element, if generalized to other situations, could require ESA-driven avoidance, minimization, and compensatory mitigation efforts to incorporate surplus measures to ensure species’ protection, which could result in considerable increases in cost beyond the cost of additional analysis in the NEPA process.

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

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is intended to enable users of financial statements to better understand and consistently analyze an entity's revenue across industries, transactions, and geographies. Under the ASU, recognition of revenue occurs when a customer obtains control of promised goods or services. In addition, the ASU requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB amended certain aspect of ASU 2014-09 to clarify the implementation guidance, including clarifications related to principal versus agent considerations, licensing and identifying performance obligations, narrow scope improvements, and practical expedients. The guidance in ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted one year earlier. IDACORP and Idaho Power do not plan to early adopt the standard. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard including a cumulative-effect adjustment with disclosure of results under old standards. As such, at IDACORP's and Idaho Power's required adoption date of January 1, 2018, amounts in 2016 and 2017 may have to be revised. The companies are assessing the impacts of ASU 2014-09 on their financial statements as well as the transition method the companies will use to adopt the guidance. At this time, the companies do not know, and cannot reasonably estimate, the dollar impact of the adoption. Specifically, the companies are considering whether the new guidance will affect their accounting for contributions in aid of construction, sales of renewable energy credits, and other utility industry-related areas to determine how the new standard might affect their consolidated financial statements.

In February 2016 the FASB issued ASU 2016-02, Leases (Topic 842), intended to improve financial reporting about leasing transactions. The ASU significantly changes the accounting model used by lessees to account for leases, requiring that all material leases be presented on the balance sheet. Under the current model, some leases are classified as capital leases and recorded on the balance sheet while other leases classified as operating leases are not recognized on the balance sheet. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods, with early adoption permitted. The standard must be adopted using a modified retrospective approach. IDACORP and Idaho Power are evaluating the impact of ASU 2016-02 on their financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IDACORP is exposed to market risks, including changes in interest rates, changes in commodity prices, credit risk, and equity price risk.  The following discussion summarizes material changes in these risks since December 31, 2015 and the financial instruments, derivative instruments, and derivative commodity instruments sensitive to changes in interest rates, commodity prices, and equity prices that were held at June 30, 2016. IDACORP has not entered into any of these market-risk-sensitive instruments for trading purposes.

Interest Rate Risk

IDACORP manages interest expense and short- and long-term liquidity through a combination of fixed rate and variable rate debt.  Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly-rated financial institutions may be used to achieve the desired combination.

Variable Rate Debt:  As of June 30, 2016, IDACORP and Idaho Power had $34.3 million and $11.2 million of net floating rate debt, respectively. The fair market value of this debt approximates the net carrying amount as the cost of borrowing is variable and approximates current market rates. Assuming no change in financial structure, if variable interest rates were to average one percentage point higher than the average rate on June 30, 2016, annual interest expense would increase and pre-tax earnings would decrease by approximately $0.3 million for IDACORP and $0.1 million for Idaho Power.

Fixed Rate Debt:  As of June 30, 2016, IDACORP had $1.7 billion in fixed rate debt, with a fair market value of approximately $2.0 billion.  These instruments are fixed rate and, therefore, do not expose the companies to a loss in earnings due to changes in market interest rates.  However, the fair value of these instruments would increase by approximately $301.1 million if market interest rates were to decline by one percentage point from their June 30, 2016, levels.

Commodity Price Risk

IDACORP's exposure to changes in commodity prices is related to Idaho Power's ongoing utility operations that produce electricity to meet the demand of its retail electric customers. These changes in commodity prices are mitigated in large part by Idaho Power's Idaho and Oregon PCA mechanisms. To supplement its generation resources and balance its supply of power with the demand of its retail customers, Idaho Power participates in the wholesale marketplace. IDACORP’s commodity price risk as of June 30, 2016, had not changed materially from that reported in Item 7A of IDACORP's Annual Report on Form 10-K for the year ended December 31, 2015.  Information regarding Idaho Power’s use of derivative instruments to manage commodity price risk can be found in Note 11 – “Derivative Financial Instruments” to the condensed consolidated financial statements included in this report.

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

The use of performance assurance collateral in the form of cash, letters of credit, or guarantees is common industry practice.  Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties.  As of June 30, 2016, Idaho Power had posted $0.9 million performance assurance collateral.  Should Idaho Power experience a reduction in its credit rating on Idaho Power's unsecured debt to below investment grade Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral.  Counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions.  Based upon Idaho Power's energy and fuel portfolio and market conditions as of June 30, 2016, the amount of collateral that could be requested upon a downgrade to below investment grade was approximately $6.8 million.  To minimize capital requirements, Idaho Power actively monitors the portfolio exposure and the potential exposure to additional requests for performance assurance collateral calls through sensitivity analysis.

IDACORP's credit risk related to uncollectible accounts, net of amounts reserved, as of June 30, 2016, had not changed materially from that reported in Item 7A of IDACORP's Annual Report on Form 10-K for the year ended December 31, 2015.

Additional information regarding Idaho Power’s management of credit risk and credit contingent features can be found in Note 11 – “Derivative Financial Instruments” to the condensed consolidated financial statements included in this report.

Equity Price Risk

IDACORP is exposed to price fluctuations in equity markets, primarily through Idaho Power's defined benefit pension plan assets, a mine reclamation trust fund owned by an equity-method investment of Idaho Power, and other equity security investments at Idaho Power. The equity securities held by the pension plan and in such accounts are diversified to achieve broad market participation and reduce the impact of any single investment, sector, or geographic region. Idaho Power has established asset allocation targets for the pension plan holdings, which are described in Note 10 - "Benefit Plans" to the consolidated financial statements included in IDACORP's Annual Report on Form 10-K for the year ended December 31, 2015. IDACORP’s equity price risk as of June 30, 2016, had not changed materially from that reported in Item 7A of IDACORP's Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

IDACORP:  The Chief Executive Officer and the Chief Financial Officer of IDACORP, based on their evaluation of IDACORP’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2016, have concluded that IDACORP’s disclosure controls and procedures are effective as of that date.

Idaho Power:  The Chief Executive Officer and the Chief Financial Officer of Idaho Power, based on their evaluation of Idaho Power’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2016, have concluded that Idaho Power’s disclosure controls and procedures are effective as of that date.

Changes in Internal Control over Financial Reporting

There have been no changes in IDACORP’s or Idaho Power’s internal control over financial reporting during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, IDACORP’s or Idaho Power’s internal control over financial reporting.

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

Additionally, wholesale electricity prices at trading locations in the Pacific Northwest where Idaho Power purchases and sells power in the wholesale markets have been relatively low during much of 2016 compared with recent prior years. These relatively low wholesale power prices are in large part due to an abundance of power generation resources in the Pacific Northwest region and sustained depressed natural gas prices that have reduced generation costs for gas-fired generation facilities, combined with relatively slow load growth. During 2016, the decreased electricity prices contributed to a decrease in Idaho Power's off-system sales revenues compared with recent prior years. A continued downturn in wholesale electricity prices could continue to adversely impact Idaho Power's revenues from off-system sales. The financial impacts of fluctuations in off-system sales are addressed in part by Idaho Power's Idaho and Oregon power cost adjustment mechanisms, which are described in MD&A in this report, but the mechanisms do not account for all adverse impacts of the decreased off-system sales. Lower wholesale electricity prices decrease Idaho Power's power supply costs when Idaho Power purchases power in the wholesale markets.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Restrictions on Dividends

See Note 6 - “Common Stock” to the condensed consolidated financial statements included in this report for a description of restrictions on IDACORP’s and Idaho Power’s payment of dividends.

Issuer Purchases of Equity Securities

During the quarter ended June 30, 2016, IDACORP effected the following repurchases of its common stock:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2016 - April 30, 2016	293	$71.73	—	—
May 1, 2016 - May 31, 2016	—	—	—	—
June 1, 2016 - June 30, 2016	2,091	81.35	—	—
Total	2,384	$80.29	—	—
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

IDACORP, INC.
(Registrant)

Date:	July 28, 2016	By:	/s/ Darrel T. Anderson
Darrel T. Anderson
President and Chief Executive Officer

Date:	July 28, 2016	By:	/s/ Steven R. Keen
Steven R. Keen
Senior Vice President, Chief Financial
Officer, and Treasurer

IDAHO POWER COMPANY
(Registrant)

Date:	July 28, 2016	By:	/s/ Darrel T. Anderson
Darrel T. Anderson
President and Chief Executive Officer

Date:	July 28, 2016	By:	/s/ Steven R. Keen
Steven R. Keen
Senior Vice President, Chief Financial
Officer, and Treasurer

EXHIBIT INDEX

The following exhibits are filed or furnished, as applicable, with the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016:

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