Form 10-K
period 2016-12-31
IDACORP INC; IDAHO POWER CO
filed 2017-02-23
CIK 1057877, 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

IDACORP, Inc.:
Large accelerated filer	(X)	Accelerated filer	( )	Non-accelerated filer	( )	Smaller reporting company	( )

Idaho Power Company:
Large accelerated filer	( )	Accelerated filer	( )	Non-accelerated filer	(X)	Smaller reporting company	( )

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act).

IDACORP, Inc.	Yes	( )	No	(X)	Idaho Power Company	Yes	( )	No	(X)

Aggregate market value of voting and non-voting common stock held by non-affiliates (June 30, 2016):

IDACORP, Inc.:	$4,052,238,968	Idaho Power Company:	None

Number of shares of common stock outstanding as of February 17, 2017:
IDACORP, Inc.:	50,396,773
Idaho Power Company:	39,150,812, all held by IDACORP, Inc.

Documents Incorporated by Reference:

Part III, Items 10 - 14	Portions of IDACORP, Inc.’s definitive proxy statement to be filed pursuant to Regulation 14A for the 2017 annual meeting of shareholders.

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

		Page

Commonly Used Terms		4
Cautionary Note Regarding Forward-Looking Statements		5

Part I

Item 1	Business	7
	Executive Officers of the Registrants	18
Item 1A	Risk Factors	19
Item 1B	Unresolved Staff Comments	28
Item 2	Properties	28
Item 3	Legal Proceedings	30
Item 4	Mine Safety Disclosures	30

Part II

Item 5	Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	30
Item 6	Selected Financial Data	32
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	33
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	71
Item 8	Financial Statements and Supplementary Data	73
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	128
Item 9A	Controls and Procedures	128
Item 9B	Other Information	132

Part III

Item 10	Directors, Executive Officers and Corporate Governance*	132
Item 11	Executive Compensation*	132
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*	132
Item 13	Certain Relationships and Related Transactions, and Director Independence*	133
Item 14	Principal Accountant Fees and Services*	133

Part IV

Item 15	Exhibits and Financial Statement Schedules	134

Signatures		145

* Except as indicated in Items 10, 12, and 14, IDACORP, Inc. information is incorporated by reference to IDACORP, Inc.'s definitive proxy statement for the 2017 annual meeting of shareholders.

COMMONLY USED TERMS

The following select abbreviations, terms, or acronyms are commonly used or found in multiple locations in this report:

ADITC	-	Accumulated Deferred Investment Tax Credits	IPUC	-	Idaho Public Utilities Commission
AFUDC	-	Allowance for Funds Used During Construction	IRP	-	Integrated Resource Plan
APCU	-	Annual Power Cost Update	IRS	-	U.S. Internal Revenue Service
BCC	-	Bridger Coal Company, a joint venture of IERCo	kW	-	Kilowatt
BLM	-	U.S. Bureau of Land Management	MATS	-	Mercury and Air Toxics Standards
CAA	-	Clean Air Act	MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CO2	-	Carbon Dioxide	MW	-	Megawatt
CSPP		Cogeneration and Small Power Production	MWh	-	Megawatt-hour
CWA	-	Clean Water Act	NAAQS	-	National Ambient Air Quality Standards
EIS	-	Environmental Impact Statement	NMFS	-	National Marine Fisheries Service
EPA	-	U.S. Environmental Protection Agency	NOx	-	Nitrogen Oxide
EPS	-	Earnings Per Share	O&M	-	Operations and Maintenance
ESA	-	Endangered Species Act	OATT	-	Open Access Transmission Tariff
FCA	-	Idaho Fixed Cost Adjustment	OPUC	-	Public Utility Commission of Oregon
FERC	-	Federal Energy Regulatory Commission	PCA	-	Idaho Power Cost Adjustment
FPA	-	Federal Power Act	PCAM	-	Oregon Power Cost Adjustment Mechanism
GAAP	-	Generally Accepted Accounting Principles	PURPA	-	Public Utility Regulatory Policies Act of 1978
GHG	-	Greenhouse Gas	REC	-	Renewable Energy Certificate
HCC	-	Hells Canyon Complex	RPS	-	Renewable Portfolio Standard
Ida-West	-	Ida-West Energy Company, a subsidiary of IDACORP, Inc.	SEC	-	U.S. Securities and Exchange Commission
Idaho ROE	-	Idaho-jurisdiction return on year-end equity	SMSP	-	Security Plan for Senior Management Employees
IERCo	-	Idaho Energy Resources Co., a subsidiary of Idaho Power Company	SO2	-	Sulfur Dioxide
IESCo	-	IDACORP Energy Services Co., a subsidiary of IDACORP, Inc.	USFWS	-	U.S. Fish and Wildlife Service
IFS	-	IDACORP Financial Services, Inc., a subsidiary of IDACORP, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to the historical information contained in this report, this report contains (and oral communications made by IDACORP, Inc. and Idaho Power Company may contain) statements that relate to future events and expectations, such as statements regarding projected or future financial performance, cash flows, capital expenditures, dividends, capital structure or ratios, strategic goals, challenges, objectives, and plans for future operations. Such statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, future events, or performance, often, but not always, through the use of words or phrases such as "anticipates," "believes," "estimates," "expects," "guidance," "intends," "potential," "plans," "predicts," "projects," "may result," "may continue," or similar expressions, are not statements of historical facts and may be forward-looking. Forward-looking statements are not guarantees of future performance and involve estimates, assumptions, risks, and uncertainties. Actual results, performance, or outcomes may differ materially from the results discussed in the statements.  In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in forward-looking statements include those factors set forth in Part I, Item 1A - “Risk Factors” and Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this report, as well as in subsequent reports filed by IDACORP and Idaho Power with the U.S. Securities and Exchange Commission, and the following important factors:

•
the effect of decisions by the Idaho and Oregon public utilities commissions, the Federal Energy Regulatory Commission, and other regulators that impact Idaho Power's ability to recover costs and earn a return;

•	the expense and risks associated with capital expenditures for infrastructure, and the timing and availability of cost recovery for such expenditures;

•
changes in residential, commercial, and industrial growth and demographic patterns within Idaho Power's service area and the loss or change in the business of significant customers, and their associated impacts on loads and load growth, and the availability of regulatory mechanisms that allow for timely cost recovery in the event of those changes;

•
the impacts of economic conditions, including inflation, the potential for changes in customer demand for electricity, revenue from sales of excess power, financial soundness of counterparties and suppliers, and the collection of receivables;

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

•
adoption of, changes in, and costs of compliance with laws, regulations, and policies relating to the environment, natural resources, and threatened and endangered species, and the ability to recover associated increased costs through rates;

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

•
accidents, fires (either at or caused by Idaho Power facilities), explosions, and mechanical breakdowns that may occur while operating and maintaining Idaho Power assets, which can cause unplanned outages, reduce generating output, damage the companies’ assets, operations, or reputation, subject the companies to third-party claims for property damage, personal injury, or loss of life, or result in the imposition of civil, criminal, and regulatory fines and penalties;

•	the increased costs and operational challenges associated with purchasing and integrating intermittent renewable energy sources into Idaho Power's resource portfolio;

•
disruptions or outages of Idaho Power's generation or transmission systems or of any interconnected transmission system may cause Idaho Power to incur repair costs and purchase replacement power at increased costs;

•
the ability to obtain debt and equity financing or refinance existing debt when necessary and on favorable terms, which can be affected by factors such as credit ratings, volatility in the financial markets, interest rate fluctuations, decisions by the Idaho or Oregon public utility commissions, and the companies' past or projected financial performance;

•
reductions in credit ratings, which could adversely impact access to capital markets, increase costs of borrowing, and would require the posting of additional collateral to counterparties pursuant to credit and contractual arrangements;

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

•	the ability to continue to pay dividends based on financial performance and in light of contractual covenants and restrictions and regulatory limitations;

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

•
failure to comply with state and federal laws, regulations and orders, including new interpretations and enforcement initiatives by regulatory and oversight bodies, which may result in penalties and fines and increase the cost of compliance, the nature and extent of investigations and audits, and the cost of remediation;

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

•
adoption of or changes in accounting policies and principles, changes in accounting estimates, and new U.S. Securities and Exchange Commission or New York Stock Exchange requirements, or new interpretations of existing requirements.

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

Idaho Power was incorporated under the laws of the state of Idaho in 1989 as the successor to a Maine corporation that was organized in 1915 and began operations in 1916.  Idaho Power is an electric utility engaged in the generation, transmission, distribution, sale, and purchase of electric energy and capacity and is regulated by the state regulatory commissions of Idaho and Oregon and by the FERC.  Idaho Power is the parent of Idaho Energy Resources Co. (IERCo), a joint venturer in Bridger Coal Company (BCC), which mines and supplies coal to the Jim Bridger generating plant owned in part by Idaho Power. Idaho Power's utility operations constitute nearly all of IDACORP's current business operations and are IDACORP’s only reportable business segment.  Segment financial information is presented in Note 17 – "Segment Information" to the consolidated financial statements included in this report.  As of December 31, 2016, IDACORP had 2,008 full-time employees, 1,999 of whom were employed by Idaho Power, and 12 part-time employees, 10 of whom were employed by Idaho Power.

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

Available Information

IDACORP and Idaho Power make available free of charge on their websites their Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934 as soon as reasonably practicable after the reports are electronically filed with or furnished to the U.S. Securities and Exchange Commission (SEC).  IDACORP's website is www.idacorpinc.com and Idaho Power's website is www.idahopower.com.  The contents of these websites are not part of this Annual Report on Form 10-K.  Reports, proxy and information statements, and other information regarding IDACORP and Idaho Power may also be obtained directly from the SEC’s website, www.sec.gov, or from the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.

UTILITY OPERATIONS

Background

Idaho Power provided electric utility service to approximately 535,000 general business customers in southern Idaho and eastern Oregon as of December 31, 2016. Over 444,000 of these customers are residential. Idaho Power’s principal commercial and industrial customers are involved in food processing, electronics and general manufacturing, agriculture, health care, and winter recreation.  Idaho Power holds franchises, typically in the form of right-of-way arrangements, in 71 cities in Idaho and 9 cities in Oregon and holds certificates from the respective public utility regulatory authorities to serve all or a portion of 25 counties in Idaho and 3 counties in Oregon. Idaho Power's service area is shaded in the illustration on the following page and covers approximately 24,000 square miles with an estimated population of one million.

WASHINGTON
MONTANA
Salmon
Baker
City
McCall
IDAHO
Ontario
Boise
Hailey
OREGON
Pocatello
Twin
Falls
NEVADA
UTAH

Idaho Power is under the jurisdiction (as to rates, service, accounting, and other general matters of utility operation) of the Idaho Public Utilities Commission (IPUC), the Public Utility Commission of Oregon (OPUC), and the FERC. The IPUC and OPUC determine the rates that Idaho Power is authorized to charge to its general business customers. Idaho Power is also under the regulatory jurisdiction of the IPUC, the OPUC, and the Public Service Commission of Wyoming as to the issuance of debt and equity securities. As a public utility under the Federal Power Act (FPA), Idaho Power has authority to charge market-based rates for wholesale energy sales under its FERC tariff and to provide transmission services under its open access transmission tariff (OATT). Additionally, the FERC has jurisdiction over Idaho Power's sales of transmission capacity and wholesale electricity, hydroelectric project relicensing, and system reliability, among other items.

Regulatory Accounting

Idaho Power is subject to accounting principles generally accepted in the United States of America, with the impacts of rate regulation reflected in its financial statements. These principles sometimes result in Idaho Power recording expenses and revenues in a different period than when an unregulated enterprise would record such expenses and revenues.  In these instances, the amounts are deferred or accrued as regulatory assets or regulatory liabilities on the balance sheet and recorded on the income statement when recovered or returned in rates or when otherwise directed to begin amortization by a regulator.  Additionally, regulators can impose regulatory liabilities upon a regulated company for amounts previously collected from customers that are expected to be refunded.  Idaho Power records regulatory assets or liabilities if it is probable that they will be reflected in future prices, based on regulatory orders or other available evidence.

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

Idaho Power’s business strategy seeks to balance the interests of owners, customers, employees, and other stakeholders while maintaining the company’s financial stability and flexibility.  Idaho Power's three-part business strategy includes three core focuses—improving its core business, growing revenues, and enhancing the brand and positioning the company for the future. IDACORP continues to focus on its core business and its goal of generating returns for its shareholders and long-term shareholder value.

Rates and Revenues

Idaho Power generates revenue primarily through the sale of electricity to retail and wholesale customers and the provision of transmission service. The prices that the IPUC, the OPUC, and the FERC authorize Idaho Power to charge for the electric power and services Idaho Power sells are critical factors in determining IDACORP's and Idaho Power's results of operations and financial condition. In addition to the discussion below, for more information on Idaho Power's regulatory framework and rate regulation, see the “Regulatory Matters” section of Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) and Note 3 – “Regulatory Matters” to the consolidated financial statements included in this report.

Retail Rates: Idaho Power continually evaluates the need to request changes to its retail electricity price structure to cover its operating costs and to earn a fair return on its investments.  Idaho Power uses general rate cases, power cost adjustment mechanisms in Idaho and Oregon, a fixed cost adjustment (FCA) mechanism in Idaho, balancing accounts and tariff riders, and subject-specific filings to recover its costs of providing service and to earn a return on investment. Retail prices are generally determined through formal ratemaking proceedings that are conducted under established procedures and schedules before the issuance of a final order.  Participants in these proceedings include Idaho Power, the staffs of the IPUC or OPUC, and other interested parties.  The IPUC and OPUC are charged with ensuring that the prices and terms of service are fair, are non-discriminatory, and provide Idaho Power an opportunity to recover its prudently incurred or allowable costs and expenditures and earn a reasonable return on investment. The ability to request rate changes does not, however, ensure that Idaho Power will recover all of its costs or earn a specified rate of return, or that its costs will be recovered in advance of or at the same time as the costs are incurred.

In addition to general rate case filings, ratemaking proceedings can involve charges or credits related to specific costs, programs, or activities, as well as the recovery or refund of amounts recorded under specific authorization from the IPUC or OPUC but deferred for recovery or refund.  Deferred amounts are generally collected from or refunded to retail customers through the use of base rates or supplemental tariffs. Outside of base rates, three of the most significant mechanisms for recovery of costs are the power cost adjustment mechanisms, FCA mechanism, and energy efficiency rider. The Idaho and Oregon power cost adjustment mechanisms are intended to address the volatility of power supply costs and provide for annual adjustments to the rates charged to retail customers by allowing partial recovery of the difference between net power supply costs included in base rates and actual net power supply costs incurred by Idaho Power. The FCA mechanism is designed to remove Idaho Power’s financial disincentive to invest in energy efficiency programs by separating (or decoupling) the recovery of fixed costs from the variable kilowatt-hour charge for certain Idaho customer classes and linking it instead to a set amount per customer.  Separately, Idaho Power collects most of its energy efficiency program costs through an energy efficiency rider on customer bills.

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

Idaho Power participates in the wholesale energy markets by purchasing power to help meet load demands and selling power that is in excess of load demands.  Idaho Power's market activities are guided by a risk management policy and frequently updated operating plans. These operating plans are impacted by factors such as customer demand for power, market prices, generating costs, transmission constraints, and availability of generating resources.  Some of Idaho Power's 17 hydroelectric generation facilities are operated to optimize the water that is available by choosing when to run hydroelectric generation units and when to store water in reservoirs.  Idaho Power at times operates these and its other generation facilities to take advantage of market opportunities. These decisions affect the timing and volumes of market purchases and market sales.  Even in below-normal water years, there are opportunities to vary water usage to capture wholesale marketplace economic benefits, maximize generation unit efficiency and meet peak loads.  Compliance factors such as allowable river stage elevation changes and flood control requirements also influence these generation dispatch decisions. Idaho Power's off-system sales revenues depend largely on the availability of generation resources above the amount necessary to serve customer loads as well as market power prices at the time when those resources are available. A reduction in either factor leads to lower off-system sales revenue.

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

	Year Ended December 31,
	2016	2015	2014
General business revenues (thousands of dollars)
Residential	$514,954	$512,068	$500,195
Commercial	302,650	306,178	299,462
Industrial	182,590	182,254	182,675
Irrigation	156,505	164,403	158,654
Provision for rate refund for sharing mechanism	—	(3,159)	(7,999)
Deferred revenue related to Hells Canyon Complex relicensing AFUDC	(10,706)	(10,706)	(10,706)
Total general business revenues	1,145,993	1,151,038	1,122,281
Off-system sales	25,205	30,887	77,165
Other	88,155	85,580	79,205
Total revenues	$1,259,353	$1,267,505	$1,278,651
Energy sales (thousands of MWh)
Residential	5,004	4,977	4,965
Commercial	3,999	4,045	3,944
Industrial	3,243	3,196	3,217
Irrigation	1,950	2,047	1,966
Total general business	14,196	14,265	14,092
Off-system sales	1,186	1,254	2,220
Total	15,382	15,519	16,312

Competition: Idaho Power's electric utility business has historically been recognized as a natural monopoly. Idaho Power's rates for retail electric services are generally determined on a “cost of service” basis. Rates are designed to provide, after recovery of allowable operating expenses including depreciation on capital investments, an opportunity for Idaho Power to earn a reasonable return on investment as authorized by regulators. However, alternative methods of generation, including customer-owned solar and other forms of distributed generation, compete with Idaho Power for sales to existing customers.  Also, development of new technologies and services to help energy consumers manage energy in new ways could alter demand for Idaho Power's electric energy. Idaho Power also competes with fuel distribution companies in serving the energy needs of customers for space heating, water heating, and appliances.

Idaho Power also participates in the wholesale energy markets and in the electric transmission markets. Generally, these wholesale markets are regulated by the FERC, which requires electric utilities to transmit power to or for wholesale purchasers and sellers and make available, on a non-discriminatory basis, transmission capacity for the purpose of providing these services.

In return for agreeing to provide service to all customers within a defined service area, electric utilities are typically provided with an exclusive right to provide service in that service area. However, certain prescribed areas within Idaho Power's service area, such as municipalities or Native American Tribal reservations, may elect not to take service from Idaho Power and instead operate as a municipal electric utility or otherwise as a separate entity. In such cases, the entity would be required to purchase or otherwise obtain rights (such as by contract) to Idaho Power's distribution infrastructure within the municipal or other designated area. Idaho Power would have no responsibility for providing electric service to the municipal or separate entity, absent Idaho Power's voluntary execution of an agreement to provide that service. Separately, the Shoshone-Bannock Tribes, located in southeastern Idaho, has considered the adoption of a utility code applicable to electric utilities operating within the Shoshone-Bannock Tribal Reservation (Reservation). The tribal utility code, if adopted, could ultimately lead to Idaho Power's cessation of its historical provision of service to the Reservation and could result in either no or a limited electric service relationship with the Reservation, or could result solely in Idaho Power's sale of power to the Reservation pursuant to a power purchase agreement. Idaho Power estimates that the average load for the Reservation over the prior five years is approximately 14 Megawatts (MW).

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

Weather, load demand, supply constraints, economic conditions, and availability of generation resources impact power supply costs.  Idaho Power’s annual hydroelectric generation varies depending on water conditions in the Snake River Basin. Drought conditions and increased peak load demand cause a greater reliance on potentially more expensive energy sources to meet load requirements.  Conversely, favorable hydroelectric generation conditions increase production at Idaho Power’s hydroelectric generating facilities and reduce the need for thermal generation and wholesale market purchased power.  Economic conditions and governmental regulations can affect the market price of natural gas and coal, which may impact fuel expense and market prices for purchased power. Idaho Power's power cost adjustment mechanisms mitigate in large part the potentially adverse financial statement impacts of volatile fuel and power costs.

Idaho Power’s system is dual peaking, with the larger peak demand occurring in the summer.  The all-time system peak demand was 3,407 MW, set on July 2, 2013, at which time Idaho Power had deployed 30 MW of demand response programs to mitigate the load demand. On January 6, 2017, Idaho Power tied its highest all-time winter peak demand of 2,527 MW, which was originally set on December 10, 2009.  Idaho Power's peak demand during 2016 was 3,299 MW. During these and other similarly heavy load periods, Idaho Power’s system is fully committed to serve load and meet required operating reserves. The table that follows shows Idaho Power’s total power supply for the last three years.

	MWh			Percent of Total Generation
	2016	2015	2014	2016	2015	2014
	(thousands of MWh)
Hydroelectric plants	6,408	5,910	6,170	53%	47%	47%
Coal-fired plants	4,045	4,676	5,851	33%	37%	44%
Natural gas-fired plants	1,722	2,076	1,175	14%	16%	9%
Total system generation	12,175	12,662	13,196	100%	100%	100%

Purchased power - cogeneration and small power production	2,314	2,008	2,286
Purchased power - other	2,023	1,784	1,867
Total purchased power	4,337	3,792	4,153
Total power supply	16,512	16,454	17,349

Hydroelectric Generation: Idaho Power operates 17 hydroelectric projects located on the Snake River and its tributaries.  Together, these hydroelectric facilities provide a total nameplate capacity of 1,709 MW and annual generation of approximately 8.5 million Megawatt-hours (MWh) under median water conditions. The amount of water available for hydroelectric power generation depends on several factors—the amount of snowpack in the mountains upstream of Idaho Power’s hydroelectric facilities, upstream reservoir storage, springtime precipitation and temperatures, main river and tributary base flows, the condition of the Eastern Snake Plain Aquifer and its spring flow impact, summer time irrigation withdrawals and returns, and upstream reservoir regulation. Idaho Power actively participates in collaborative work groups focused on water management issues in the Snake River Basin, with the goal of preserving the long-term availability of water for use at Idaho Power’s hydroelectric projects on the Snake River.

During low water years, when stream flows into Idaho Power’s hydroelectric projects are reduced, Idaho Power’s hydroelectric generation is reduced. The result is a greater reliance on other generation resources and power purchases. In 2016, low upstream reservoir carryover (primarily in the upper Snake River basin) resulted in reduced downstream flow releases. Additionally, although snowpack accumulation was near-normal on April 1, 2016, the snowpack melted earlier than usual. The combined effect was lower than median hydro production of 6.4 million MWh in 2016. In 2015, below-normal snow accumulation resulted in a lower than median hydro production of 5.9 million MWh. The Northwest River Forecast Center of the National Oceanic Atmospheric Administration reported that the 2016 April through July inflow volume into Brownlee Reservoir (the uppermost reservoir of Idaho Power's Hells Canyon Complex) was only 73 percent of normal. By comparison, the 2015 April through July Brownlee Reservoir inflow was 46 percent of normal. For 2017, Idaho Power estimates annual generation from its hydroelectric facilities to be between 7.0 million MWh and 9.0 million MWh.

Idaho Power obtains licenses for its hydroelectric projects from the FERC, similar to other utilities that operate nonfederal hydroelectric projects on qualified waterways.  The licensing process includes an extensive public review process and involves numerous natural resource and environmental agencies.  The licenses last from 30 to 50 years depending on the size, complexity, and cost of the project.  Idaho Power is actively pursuing the relicensing of the Hells Canyon Complex, its largest hydroelectric generation source.  Idaho Power also has three Oregon licenses under the Oregon Hydroelectric Act, which applies to Idaho Power’s Brownlee, Oxbow, and Hells Canyon facilities. For further information on relicensing activities, see Part II, Item 7 – MD&A – "Regulatory Matters – Relicensing of Hydroelectric Projects.”

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

Coal-Fired Generation: Idaho Power co-owns the following coal-fired power plants:

•	Jim Bridger, located in Wyoming, in which Idaho Power has a one-third interest;

•	North Valmy, located in Nevada, in which Idaho Power has a 50 percent interest; and

•	Boardman, located in Oregon, in which Idaho Power has a 10 percent interest.

BCC supplies coal to the Jim Bridger power plant. IERCo, a wholly-owned subsidiary of Idaho Power, owns a one-third interest in BCC and PacifiCorp owns a two-third interest in BCC and is the operator of the Bridger Coal Mine. The mine operates under a long-term sales agreement that provides for delivery of coal through 2024 from surface and underground sources. Idaho Power believes that BCC has sufficient reserves to provide coal deliveries for at least the term of the sales agreement.  Idaho Power also has a coal supply contract providing for annual deliveries of coal through 2017 from the Black Butte Coal Company’s Black Butte mine located near the Jim Bridger plant.  This contract supplements the BCC deliveries and provides another coal supply to operate the Jim Bridger plant.  The Jim Bridger plant’s rail load-in facility and unit coal train, while limited, provides the opportunity to access other fuel supplies for tonnage requirements above established contract minimums.

NV Energy is the operator of the North Valmy power plant. Idaho Power's existing coal inventory at the North Valmy plant is expected to meet Idaho Power's projected coal requirements at the plant through at least 2017. Idaho Power expects to be able to obtain future coal requirements through coal supply contracts. In October and November 2016, Idaho Power filed applications with the IPUC and OPUC, respectively, requesting authorization to accelerate depreciation for the North Valmy power plant, to allow the plant to be fully depreciated by December 31, 2025. For additional information on the filings, see the “Regulatory Ma tters” section of Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A).

Portland General Electric Company is the operator of the Boardman power plant. Idaho Power believes that it has sufficient inventory and coal contracts to supply the Boardman plant with fuel through 2017. The Boardman plant receives coal through annual contracts with suppliers from the Powder River Basin in northeast Wyoming. Idaho Power expects to meet future coal needs through similar contracts. In December 2010, the Oregon Environmental Quality Commission approved a plan to cease coal-fired operations at the Boardman power plant no later than December 31, 2020.

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

As of December 31, 2016, approximately 6.5 million MMBtu of natural gas was financially hedged for physical delivery for the operational dispatch of the Langley Gulch plant through June 2018. Idaho Power plans to manage the procurement of additional natural gas for the peaking units on the daily spot market or from storage inventory as necessary to meet system requirements and fueling strategies.

Purchased Power: As described below, Idaho Power purchases power in the wholesale market as well as power pursuant to long-term power purchase contracts and exchange agreements.

Wholesale Market Transactions: To supplement its self-generated power and long-term purchase arrangements, Idaho Power purchases power in the wholesale market based on economics, operating reserve margins, risk management policy requirements, and unit availability.  Depending on availability of excess power or generation capacity, pricing, and opportunities in the markets, Idaho Power also sells power in the wholesale markets. During 2016 and 2015, Idaho Power purchased 2.0 million MWh and 1.8 million MWh of power through wholesale market purchases at an average cost of $42.04 per MWh and $49.57 per MWh, respectively. During 2016 and 2015, Idaho Power sold 1.2 million MWh and 1.3 million MWh of power in wholesale market sales, with an average price of $21.25 per MWh and $24.63 per MWh, respectively.

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

•
Clatskanie People's Utility - for the exchange of up to 18 MW of energy from the Arrowrock hydroelectric project in southern Idaho in exchange for energy from Idaho Power's system or power purchased at the Mid-Columbia trading hub. The contract term continues through 2020. Idaho Power has the right to renew the agreement for an additional five-year term.

•	Raft River Energy I, LLC - for up to 13 MW (nameplate generation) from its Raft River Geothermal Power Plant Unit #1 located in southern Idaho. The contract term is through 2033.

PURPA Power Purchase Contracts: Idaho Power purchases power from PURPA projects as mandated by federal law. As of December 31, 2016, Idaho Power had contracts with on-line PURPA-related projects with a total of 945 MW of nameplate generation capacity, with an additional 178 MW nameplate capacity of projects projected to be on-line in 2017 and an additional 9 MW expected to be added in 2019. The power purchase contracts for these projects have original contract terms ranging from one to 35 years. The expense and volume of PURPA project power purchases during the last three years is included in the following table:

	Year Ended December 31,
	2016	2015	2014
PURPA contract expense (in thousands)	$153,665	$131,340	$144,617
MWh purchased under PURPA contracts (in thousands)	2,314	2,008	2,286
Average cost per MWh from PURPA contracts	$66.41	$65.41	$63.26

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

•
The IPUC jurisdictional portion of the costs associated with PURPA contracts is fully recovered through base rates and the Idaho PCA mechanism, and the OPUC jurisdictional portion is recovered through base rates and an Oregon power cost recovery mechanism. Thus, the primary impact of high power purchase costs under PURPA contracts is on customer rates.

•	The IPUC issued an order in August 2015 that revised the standard PURPA power purchase contract term for new contracts to 2 years from the previously required 20-year term.

•	OPUC jurisdictional regulations have generally provided for PURPA standard contract terms of up to 20 years.

•
The IPUC requires Idaho Power to pay "published avoided cost" rates for all wind and solar projects that are smaller than 100 kilowatts (kW) and all other types of projects that are smaller than 10 average MWs. For PURPA qualifying facilities that exceed these size limitations, Idaho Power is required to negotiate an applicable price (premised on avoided costs) based upon IPUC regulations.

•
The OPUC requires that Idaho Power pay the published avoided costs for solar PURPA qualifying facilities with a nameplate rating of 3 MW or less and all other types of projects with a nameplate rating of 10 MW or less. Idaho Power is required to negotiate an applicable price (premised on avoided costs) for all other qualifying facilities based upon OPUC regulations.

Idaho Power, as well as other affected electric utilities, are engaged in proceedings at the OPUC relating to PURPA contracts. The OPUC issued orders in 2016 pertaining to contract term, project eligibility for standard rates, and standard avoided cost calculations. Other ongoing OPUC proceedings relate to, among other issues, the prices paid for energy purchased from PURPA projects and solar integration charges. Refer to Part II - Item 7 - MD&A - "Regulatory Matters - Renewable and Other Energy Contracts" for a summary of those proceedings.

Anticipated Participation in Western Energy Imbalance Market: Utilities in the western United States outside the California Independent System Operator (California ISO) have traditionally relied upon a combination of automated and manual dispatch within the hour to balance generation and load to maintain reliable supply. These utilities have limited capability to transact within the hour outside their balancing area.  In contrast, energy imbalance markets use automated intra-hour economic dispatch of generation from committed resources to serve loads.  The California ISO and PacifiCorp implemented a new energy imbalance market in 2014 (Western EIM) under which the parties enabled their systems to interact for dispatch purposes.  The Western EIM is intended to reduce the power supply costs to serve customers through more efficient dispatch of a larger and more diverse pool of resources, to integrate intermittent power from renewable generation sources more effectively, and to enhance reliability.  Participation in the Western EIM is voluntary and available to all balancing authorities in the western United States. Following an evaluation of the potential power supply cost savings and other advantages, system upgrade requirements, and estimated capital and ongoing operating costs, in April 2016, Idaho Power executed an agreement under which it intends to, subject to regulatory approval and other conditions, participate in the Western EIM. Idaho Power anticipates that it will commence participation in the Western EIM in the spring of 2018. In August 2016, Idaho Power filed an application with the IPUC requesting specified regulatory accounting treatment associated with its participation in the Western EIM. In January 2017, the IPUC issued an order authorizing Idaho Power’s requested deferral accounting treatment for costs associated with joining the Western EIM.  Idaho Power can defer costs incurred until the earlier of when Idaho Power requests recovery of t he costs and the deferral balance or the end of 2018. Recovery of deferred costs will be addressed in a future IPUC proceeding.

Transmission Services

Electric transmission systems deliver energy from electric generation facilities to distribution systems for final delivery to customers.  Transmission systems are designed to move electricity over long distances because generation facilities can be located hundreds of miles away from customers.  Idaho Power’s generating facilities are interconnected through its integrated transmission system and are operated on a coordinated basis to achieve maximum capability and reliability.  Idaho Power’s transmission system is directly interconnected with the transmission systems of the Bonneville Power Administration, Avista Corporation, PacifiCorp, NorthWestern Energy, and NV Energy.  These interconnections, coupled with transmission line capacity made available under agreements with some of those entities, permit the interchange, purchase, and sale of power among entities in the Western Interconnection, the transmission grid covering much of western North America.  Idaho Power provides wholesale transmission service for eligible transmission customers on a non-discriminatory basis.  Idaho Power is a member of the WECC, the Northwest PowerPool, the Northern Tier Transmission Group, and the North American Energy Standards Board.  These groups have been formed to more efficiently coordinate transmission reliability and planning throughout the Western Interconnection.

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

Idaho Power is jointly working on the permitting of two significant transmission projects. The Boardman-to-Hemingway line is a proposed 300-mile, 500-kV transmission project between a station near Boardman, Oregon and the Hemingway station near Boise, Idaho. The Gateway West line is a proposed 1,000-mile, 500-kV transmission project between a station located near Douglas, Wyoming and the Hemingway station. Both projects are intended to meet future anticipated resource needs and are discussed in Part II, Item 7 – MD&A - "Liquidity and Capital Resources - Capital Requirements" in this report.

Resource Planning

Integrated Resource Planning: The IPUC and OPUC require that Idaho Power prepare biennially an Integrated Resource Plan (IRP). Idaho Power filed its most recent IRP in June 2015.  Idaho Power is presently preparing the 2017 IRP, which Idaho Power anticipates filing in June 2017. The IRP seeks to forecast Idaho Power's loads and resources for a 20-year period, analyzes potential supply-side and demand-side resource options, and identifies potential near-term and long-term actions.  The four primary goals of the IRP are to:

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

The load forecast assumptions Idaho Power expects to use in the 2017 IRP are included in the table below, together with the average annual growth rate assumptions used in the prior two IRPs. The rate of load growth can impact the timing and extent of development of resources, such as new generation plants or transmission infrastructure, to serve those loads.

	Forecast for 2016-2021 Period		20-Year Forecast
	Annual Growth Rate: Retail Sales (Billed MWh)	Annual Growth Rate: Annual Peak (Peak Demand)	Annual Growth Rate: Retail Sales (Billed MWh)	Annual Growth Rate: Annual Peak (Peak Demand)
2017 IRP	1.3%	1.4%	1.0%	1.4%
2015 IRP	1.1%	1.6%	1.2%	1.5%
2013 IRP	1.2%	1.6%	1.1%	1.4%

The 2015 IRP identified a preferred resource portfolio, which included the completion of the Boardman-to-Hemingway 500-kV transmission line and the potential early retirement of the North Valmy power plant, both in 2025, with no other new resource needs prior to 2025. The near-term action plan also included commencement of an economic evaluation of environmental control retrofits for units 1 and 2 at the Jim Bridger power plant. However, as noted in the 2015 IRP, there is considerable uncertainty surrounding the resource sufficiency estimates and project completion dates, including uncertainty around the timing and extent of third party development of renewable resources, implementation of the U.S. Environmental Protection Agency's (EPA) rules under Section 111(d) of the Clean Air Act (CAA), the actual completion date of the Boardman-to-Hemingway transmission project, and the economics and logistics of plant retirements. These and other uncertainties could result in changes to the desirability of the preferred portfolio and adjustments to the timing and nature of anticipated and actual actions.

Energy Efficiency and Demand Response Programs: Idaho Power’s energy efficiency and demand response portfolio is comprised of 22 programs. These energy efficiency programs target energy savings across the entire year, while the demand response programs target system demand reduction in the summer.  The programs are offered to all customer segments and emphasize the wise use of energy, especially during periods of high demand.  This energy and demand reduction can minimize or delay the need for new generation or transmission infrastructure.  Idaho Power’s programs include:

•	financial incentives for irrigation customers for either improving the energy efficiency of an irrigation system or installing new energy efficient systems;

•	energy efficiency for new and existing homes including heating, ventilation and cooling equipment, energy efficient building techniques, air duct sealing, and energy efficient lighting;

•	incentives to industrial and commercial customers for acquiring energy efficient equipment, and using energy efficiency techniques for operational and management processes;

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

In 2016, Idaho Power’s energy efficiency programs reduced energy usage by approximately 142,000 MWh. For 2016, Idaho Power had a demand response available capacity of approximately 392 MW. In 2016 and 2015, Idaho Power expended approximately $43 million and $39 million, respectively, on both energy efficiency and demand response programs. Funding for these programs is provided through a combination of the Idaho and Oregon energy efficiency tariff riders, base rates, and the power cost adjustment mechanisms.

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

	2017	2018 - 2019
Capital expenditures:
License compliance and relicensing efforts at hydroelectric facilities	$21	$27
Investments in equipment and facilities at thermal plants	5	15
Total capital expenditures	$26	$42
Operating expenses:
Operating costs for environmental facilities - hydroelectric	$20	$41
Operating costs for environmental facilities - thermal	12	32
Total operations and maintenance	$32	$73

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

Idaho Power monitors environmental requirements and assesses whether environmental control measures are or remain economically appropriate. Continued review of the economic appropriateness of further investments in coal-fired plants was included in a February 2014 order of the IPUC, in which the IPUC requested that Idaho Power continue monitoring environmental requirements at a national level and account for their impact in resource planning and promptly apprise the IPUC of developments that could impact the company's continued reliance on the North Valmy plant as a coal-fired resource. Idaho Power filed an application with the IPUC and OPUC in October and November 2016, respectively, requesting accelerated depreciation of the North Valmy plant in connection with the potential early closure of the plant. Idaho Power is also assessing the economic desirability of potential future investments in additional selective catalytic reduction technology at the Jim Bridger coal-fired plant.

Voluntary CO2 Intensity Reduction Goal: Idaho Power is engaged in voluntary greenhouse gas emissions (GHG) intensity reduction efforts. In September 2009, IDACORP's and Idaho Power's boards of directors approved guidelines that established a goal to reduce Idaho Power's resource portfolio's average carbon dioxide (CO2) emissions intensity for the 2010 through 2013 time period to a level of 10 to 15 percent below Idaho Power's 2005 CO2 emissions intensity of 1,194 lbs CO2/MWh. The combination of effective utilization of hydroelectric projects, above average stream flows in some years, reduced usage of coal-fired facilities, the purchase of renewable energy, and the addition of the Langley Gulch natural gas-fired power plant positioned Idaho Power to extend its CO2 emissions intensity reduction goal period for an additional two years, targeting an average reduction of 10 to 15 percent below its 2005 levels for the entire 2010 through 2015 time period. Idaho Power achieved its initial reduction goal, as well as its extended goal, through 2015. Idaho Power's average CO2 emissions intensity from company-owned resources for the 2010 through 2015 period was 21 percent below the 2005 CO2 emissions intensity level.

In 2015, Idaho Power further extended and expanded the goal, seeking to reduce the company-owned resource portfolio average CO2 emissions intensity to 15-20 percent below 2005 levels for the 2010-2017 period.

Idaho Power's estimated historic CO2 emissions intensity from its generation facilities, as submitted to the Carbon Disclosure Project, was as follows:

	2011	2012	2013	2014	2015
Emissions Intensity (lbs CO2/MWh)	677	871	1,135	1,019	952

IDACORP FINANCIAL SERVICES, INC.

IFS invests in affordable housing developments, which provide a return principally by reducing federal and state income taxes through tax credits and accelerated tax depreciation benefits. IFS has focused on a diversified approach to its investment strategy in order to limit both geographic and operational risk with most of IFS’s investments having been made through syndicated funds. IFS is no longer actively pursuing further investment opportunities, but will continue to maintain and manage its current portfolio of investments. At December 31, 2016, the unamortized amount of IFS’s portfolio was approximately $8 million ($175 million in gross tax credit investments, net of $167 million of accumulated amortization).  IFS generated tax credits of $2.6 million, $3.3 million, and $5.2 million in 2016, 2015, and 2014, respectively.  In 2016, IFS received distributions related to fully-amortized affordable housing investments that reduced IDACORP's income tax expense by $1.7 million.

IDA-WEST ENERGY COMPANY

Ida-West operates and has a 50 percent ownership interest in nine hydroelectric projects that have a total generating capacity of 45 MW.  Four of the projects are located in Idaho and five are in northern California.  All nine projects are “qualifying facilities” under PURPA.  Idaho Power purchased all of the power generated by Ida-West’s four Idaho hydroelectric projects at a cost of approximately $8 million in both 2016 and 2015 and $9 million in 2014.

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

DARREL T. ANDERSON, 58

•	President and Chief Executive Officer of IDACORP, Inc., May 2014 - present

•	President and Chief Executive Officer of Idaho Power Company, January 2014 - present

•	President and Chief Financial Officer of Idaho Power Company, January 2012 - December 2013

•	Executive Vice President, Administrative Services and Chief Financial Officer of IDACORP, Inc., October 2009 - April 2014

•	Executive Vice President, Administrative Services and Chief Financial Officer of Idaho Power Company, October 2009 - December 2011

•	Member of the Boards of Directors of IDACORP, Inc. and Idaho Power Company since September 2013

BRIAN R. BUCKHAM, 38

•	Vice President and General Counsel of IDACORP, Inc. and Idaho Power Company, April 2016 - present

•	In-house legal counsel of IDACORP, Inc. and Idaho Power Company, April 2010 - March 2016

 LISA A. GROW, 51

•	Senior Vice President of Operations of Idaho Power Company, January 2016 - present

•	Senior Vice President - Power Supply of Idaho Power Company, October 2009 - December 2015

 STEVEN R. KEEN, 56

•	Senior Vice President - Chief Financial Officer, and Treasurer of IDACORP, Inc., May 2014 - present

•	Senior Vice President - Chief Financial Officer, and Treasurer of Idaho Power Company, January 2014 - present

•	Vice President - Finance and Treasurer of IDACORP, Inc., June 2010 - April 2014

•	Senior Vice President - Finance and Treasurer of Idaho Power Company, January 2012 - December 2013

LONNIE KRAWL, 53

•	Senior Vice President of Administrative Services and Chief Human Resources Officer of Idaho Power Company, April 2016 - present

•	Senior Vice President of Administrative Services and Chief Information Officer of Idaho Power Company, January 2016 - March 2016

•	Vice President and Chief Information Officer of Idaho Power Company, October 2013 - December 2015

•	Director of Human Resources of Idaho Power Company, July 2009 - September 2013

JEFFREY L. MALMEN, 49

•	Senior Vice President of Public Affairs of IDACORP, Inc. and Idaho Power Company, April 2016 - present

•	Vice President of Public Affairs of IDACORP, Inc. and Idaho Power Company, October 2008 - March 2016

TESSIA PARK, 55

•	Vice President of Power Supply of Idaho Power Company, January 2016 - present

•	Director of Load Serving Operations of Idaho Power Company, September 2012 - December 2015

•	Operating Projects Manager of Idaho Power Company, January 2011 - September 2012

KEN W. PETERSEN, 53

•	Vice President, Controller and Chief Accounting Officer of IDACORP, Inc. and Idaho Power Company, January 2014 - present

•	Corporate Controller and Chief Accounting Officer of IDACORP, Inc. and Idaho Power Company, May 2010 - December 2013

N. VERN PORTER, 57

•	Vice President of Customer Operations of Idaho Power Company, January 2016 - present

•	Senior Vice President of Customer Operations of Idaho Power Company, April 2015 - December 2015

•	Vice President of Idaho Power Company, January 2014 - April 2015

•	Vice President of Delivery Engineering and Construction of Idaho Power Company, May 2012 - December 2013

•	Vice President of Delivery Engineering and Operations of Idaho Power Company, October 2009 - May 2012

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

If state public utility commissions or the Federal Energy Regulatory Commission authorize retail or transmission customer rates that under-collect or delay the collection through customer rates of the amount Idaho Power needs to cover costs and earn a reasonable rate of return, IDACORP's and Idaho Power's financial condition and results of operations may be adversely affected.  The prices that the IPUC and OPUC authorize Idaho Power to charge customers for its retail services, and the tariff rate that the FERC permits Idaho Power to charge for its transmission services, are generally the most significant factors influencing IDACORP’s and Idaho Power’s business, results of operations, and financial condition.  Idaho Power's ability to recover its costs and earn a reasonable rate of return can be affected by many regulatory factors, including the timing difference between when costs are incurred and when those costs are recovered in customers’ rates (often called "regulatory lag" in the utility industry), and differences between the costs embedded in rates and the amount of actual costs incurred. Idaho Power is often required to incur costs before the IPUC, OPUC, or FERC approves the recovery of those costs, and the IPUC, OPUC, and FERC may not allow Idaho Power to recover some or all of those costs on the basis that Idaho Power did not reasonably or prudently incur those costs or for other reasons. While rate regulation is premised on the assumption that rates established are fair, just, and reasonable, regulators have considerable discretion in applying this standard.  In response to economic, political, legislative, public policy, and regulatory pressures, Idaho Power may be subject to rate increase moratoriums, rate reductions or refunds, limits on rate increases, and lower allowed rates of return on investments. The ratemaking process typically involves multiple intervening parties, including governmental bodies, consumer advocacy groups, and customers, generally with the common objective of limiting rate increases or even reducing rates. Denial or probable denial of recovery by regulators may cause Idaho Power to record an impairment of its assets. In a number of proceedings in recent years, Idaho Power has been denied recovery, or required to defer recovery pending the next general rate case, including denials or deferrals related to compensation expenses. Adverse outcomes in regulatory proceedings or significant regulatory lag may adversely affect cash flows and earnings and result in lower credit ratings, reduced access to capital and higher financing costs, and reductions or delays in planned capital expenditures.

For additional information relating to Idaho Power's regulatory framework and regulatory matters, see Part I - Item 1 - "Business - Utility Operations," Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report, and Part II - Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters" in this report.

Idaho Power's cost recovery mechanisms may not function as intended and are subject to change, which may adversely affect IDACORP's and Idaho Power's financial condition and results of operations. Idaho Power has power cost adjustment mechanisms in its Idaho and Oregon jurisdictions and a fixed cost adjustment mechanism in Idaho.  The power cost adjustment mechanisms track Idaho Power’s actual net power supply costs (primarily fuel and purchased power less off-system sales) and compare these amounts to net power supply costs being recovered in retail rates.  A majority of the difference between these two amounts is deferred for future recovery from, or refund to, customers through rates.  In recent years, the volatility in power supply costs has been significant, in large part due to fluctuations in hydroelectric generation conditions and high costs for the purchase of renewable energy under mandatory long-term contracts. While the power cost adjustment mechanisms function to mitigate the potentially adverse impact on net income of power supply cost volatility, the mechanisms do not eliminate the cash flow impact of that volatility.  When power costs rise above the level recovered in current retail rates, Idaho Power incurs the costs but recovery of those costs is deferred to a subsequent collection period, which can adversely affect Idaho Power’s operating cash flow and liquidity until those costs are recovered from customers. The fixed cost adjustment mechanism is a decoupling mechanism designed to remove Idaho Power's disincentive to invest in energy efficiency activities by allowing Idaho Power to charge residential and small commercial customers when it recovers less than the base level of fixed costs per customer that the IPUC authorized for recovery in the most recent general rate case. The power cost and fixed cost adjustment mechanisms are generally subject to change at the discretion of applicable state regulators, who could decide to modify or eliminate either mechanism in a manner that adversely impacts IDACORP's and Idaho Power's financial condition, cash flows, and results of operations.

IDACORP's and Idaho Power's business, financial condition, and results of operations may be negatively affected by changes in customer growth or customer usage.  Growth in the number of customers and customers' use of electricity are affected by a number of factors, such as population growth or decline in Idaho Power's service area, weak economic conditions, expansion or loss of service area, changes in customer needs and expectations, adoption rates of energy efficiency measures, customer-generated power such as from rooftop solar panels, demand-side management requirements, and economic conditions.  Many electric utilities, including Idaho Power, have experienced a decline in usage per customer, in part attributable to energy efficiency activities. State or federal regulations may be enacted to require mandatory energy conservation or technological advances that increase energy efficiency, which could further reduce usage per customer. Also, changing customer needs and expectations could lead to lower customer satisfaction, reduced loyalty, difficulty in obtaining rate increases, and customers seeking alternative sources of energy. If customers choose to generate their own energy or replace electric power for heating with natural gas, demand for Idaho Power's energy may decline and adversely impact the affordability of our services for remaining customers. While Idaho Power has recently experienced a net growth in usage due to an increase in the number of customers, when adjusted for the impacts of weather, the average monthly usage on a per customer basis for Idaho residential customers has declined from 1,051 kWh in 2009 to 954 kWh in 2016. Rate mechanisms, such as the Idaho fixed cost adjustment, are designed to address the financial disincentive associated with promoting energy efficiency activities, but there is no assurance that the mechanism will result in full or timely collection of Idaho Power's fixed costs, which are currently collected in large part through the company's kWh energy rates that are based on historical sales volume. Any undercollection of fixed costs would adversely impact revenues, earnings, and cash flows. The formation of municipal utilities or similar entities for distribution systems within Idaho Power's service area could also result in a load decrease. The loss of loads resulting from some of these events may result in IDACORP and Idaho Power modifying or eliminating large generation or transmission projects. This could in turn result in reduced revenues as well as write-downs or write-offs if regulators determine that the costs of the projects were incurred imprudently, which could have a material adverse impact on IDACORP's and Idaho Power's financial condition, results of operations, and cash flows.

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

IDACORP's and Idaho Power's operating results fluctuate seasonally and can be adversely affected by changes in weather conditions and severe weather, including as a result of climate change. Idaho Power's electric power sales are seasonal, with demand in Idaho Power's service area peaking during the hot summer months, with a secondary peak during the cold winter months. Electric power demands by irrigation customers in Idaho Power's service area, which are impacted by temperatures and the timing and amount of precipitation, among other factors, can also create significant seasonal changes in usage. Seasonality of revenues may be further impacted by Idaho Power's tiered rate structure, under which rates charged to customers are often higher during higher-load periods. Market prices for power also often increase significantly during these peak periods, at times when Idaho Power is required to purchase power in the wholesale markets to meet customer demand. By contrast, when temperatures are relatively mild or where precipitation supplants irrigation systems, loads are often lower as customers are not using electricity for heating and air conditioning or irrigation purposes. Thus, weather conditions and the timing and extent of precipitation can cause IDACORP's and Idaho Power's results of operations and financial condition to fluctuate seasonally, quarterly, and from year to year.

Some scientists have predicted that increasing concentrations of GHG in the earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods, and other extreme weather events. If such effects were to occur, Idaho Power's operations could be adversely affected and its cost of providing service could increase. Extreme weather events and their associated impacts (such as fires, high winds, and snow loading) can damage generation facilities and disrupt transmission and distribution systems, causing service interruptions and extended outages through downed transmission and distribution lines, increasing supply chain costs and limiting Idaho Power's ability to meet customer energy demand.  Sustained drought conditions are likely to decrease power generation from hydroelectric plants. The effect of the failure of Idaho Power's facilities to operate as planned under extreme weather conditions is particularly burdensome during peak demand periods, such as hot summer days. Damage and disruption in generation, transmission, and distribution systems due to weather-related factors also often increases O&M expenses. Costs incurred as a result of such events might not be recovered through customer rates if the costs incurred are greater than those allowed for recovery by regulators, and the costs of repair and replacing infrastructure or liability for personal injury or property damage may not be covered in full by insurance.

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

Capital expenditures for infrastructure, risks associated with permitting and construction of that infrastructure, and the timing and availability of cost recovery for the expenditures, can significantly affect IDACORP's and Idaho Power's financial condition and results of operations.  Idaho Power’s business is capital intensive and requires significant investments in energy generation, transmission, and distribution infrastructure.  A significant portion of Idaho Power’s facilities were constructed many years ago, and thus require periodic upgrades and frequent maintenance. Also, long-term anticipated increases in both the number of customers and the demand for energy require expansion and reinforcement of that infrastructure. For instance, Idaho Power is in the permitting process for two 500-kV transmission line projects, which are intended to help meet future customer energy demands.  Construction projects are subject to usual permitting and construction risks that can adversely affect project costs and the completion time. These risks include, as examples:

•	the ability to timely obtain labor or materials at reasonable costs;

•	defaults by contractors;

•	equipment, engineering, and design failures;

•	unexpected environmental and geological problems;

•	the effects of adverse weather conditions;

•	availability of financing;

•	the ability to obtain and comply with permits and land use rights, and environmental constraints; and

•	delays and costs associated with disputes and litigation with third parties.

The occurrence of any of these risks could cause Idaho Power to operate at reduced capacity levels, which in turn could reduce revenues, increase expenses, or cause Idaho Power to incur penalties. If Idaho Power is unable or unwilling to complete the permitting or construction of a project, or incurs costs that regulators do not deem prudent, it may be unable to recover its costs in full through rates or on a timely basis. Further, if Idaho Power is unable to secure permits or joint funding commitments to develop transmission infrastructure necessary to serve loads or if other resources become more economical, it may terminate those projects and, as alternatives, seek to develop additional generation facilities within areas where Idaho Power has available transmission capacity or pursue other more costly options to serve loads. To limit the timing-related risks of these projects, Idaho Power may enter into purchase orders and construction contracts and incur engineering and design service costs in advance of receiving necessary regulatory approvals or permits. If any of the projects are canceled for any reason, including Idaho Power's failure to receive necessary regulatory approvals or permits or because the project is no longer economical, Idaho Power could incur significant cancellation penalties under purchase orders or construction contracts. Additionally, termination of a project carries with it the potential for impairment of the associated asset if regulators deny full recovery of project costs. Thus, termination of a project could negatively affect IDACORP's and Idaho Power's financial condition and results of operations.
Changes in legislation, regulation, and government policy as a result of the 2016 U.S. presidential and congressional elections may have a material adverse effect on IDACORP’s and Idaho Power’s business in the future. The recent presidential and congressional elections in the United States could result in significant changes in, and uncertainty with respect to, legislation, regulation, and government policy. While it is not possible to predict whether and when any such changes will occur, they could significantly impact IDACORP’s and Idaho Power’s businesses and the electric utility industry. Specific legislative and regulatory proposals discussed during and after the election that could have a material impact on IDACORP and Idaho Power include, but are not limited to, reform of the federal tax code; infrastructure renewal programs; and modifications to public company reporting requirements and environmental regulation.  Further, the proposals could have an impact on the rate of growth of Idaho Power’s customers and their willingness to expand operations and increase electric service requirements.  IDACORP and Idaho Power are unable to predict whether reform discussions will meaningfully change existing legislative and regulatory environments relevant to the companies, or if any such changes would have a net positive or negative impact on the companies.  To the extent that such changes have a negative impact on the companies or Idaho Power’s customers, including as a result of related uncertainty, these changes may materially and adversely impact IDACORP’s and Idaho Power’s business, financial condition, results of operations, and cash flows.

IDACORP's and Idaho Power’s businesses are subject to an extensive set of environmental laws, rules, and regulations, which could impact their operations and costs of operations, potentially rendering some generating units uneconomical to maintain or operate, and could increase the costs and alter the timing of major projects. A number of federal, state, and local environmental statutes, rules, and regulations relating to air and water quality, natural resources, renewable energy certificates, and health and safety are applicable to IDACORP's and Idaho Power's operations.  Many of these laws and regulations are described in Part II - Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters" in this report. These laws and regulations generally require IDACORP and Idaho Power to obtain and comply with a wide variety of environmental licenses, permits, and other approvals, including through substantial investment in pollution controls, and may be enforced by both public officials and private individuals.  Some of these regulations are pending, changing, or subject to interpretation, and failure to comply may result in penalties, mandatory operational changes, and other adverse consequences, including costs associated with defending against claims by governmental authorities or private parties and complying with new operating requirements.  Idaho Power devotes significant resources to environmental monitoring, pollution control equipment, and mitigation projects to comply with existing and anticipated environmental regulations. However, it is possible that federal, state and local authorities could attempt to enforce more stringent standards, stricter regulation, and more expansive application of environmental regulations.

Environmental regulations have created the need for Idaho Power to install new pollution control equipment at, and may cause Idaho Power to perform environmental remediation on, its owned and co-owned power generation facilities, often at a substantial cost. For instance, Idaho Power recently installed environmental control apparatus in two units of its co-owned Jim Bridger power plant at a cost of $100 million, excluding AFUDC. Due to uncertainties resulting from pending environmental regulation and the substantial estimated cost of installing similar controls on the remaining two units, Idaho Power is assessing whether to move forward with the remaining installations. Compliance with environmental regulations can significantly increase capital spending, operating costs and plant outages, and can negatively affect the affordability of Idaho Power's services for customers. Idaho Power cannot predict with certainty the amount and timing of all future expenditures necessary to comply with, or as a result of liabilities under, these environmental laws and regulations, although Idaho Power expects the expenditures will be substantial. In some cases, the costs to obtain permits and ensure facilities are in compliance may be prohibitively expensive. If the costs of compliance with new regulations renders the generating facilities uneconomical to maintain or operate, Idaho Power would need to identify alternative resources for power, potentially in the form of new generation and transmission facilities, market power purchases, demand-side management programs, or a combination of these and other methods. Furthermore, Idaho Power may not be able to obtain or maintain all environmental regulatory approvals necessary for operation of its existing infrastructure or construction of new infrastructure.

Idaho Power is not guaranteed timely or full recovery through customer rates of costs associated with environmental regulations, environmental compliance, and clean-up of contamination, and regulators may not grant prior approval of cost recovery. For example, in 2013, the IPUC declined to approve Idaho Power's application requesting a binding commitment to provide rate base treatment for Idaho Power's estimated share of the capital investment in environmental control upgrades at the Jim Bridger power plant, instead reserving the prudence determination (and thus ratemaking treatment) for subsequent proceedings. If there is a delay in obtaining any required environmental regulatory approval or if Idaho Power fails to obtain, maintain, or comply with any such approval, construction and/or operation of Idaho Power's generation or transmission facilities could be delayed, halted, or subjected to additional costs.

In addition, some environmental regulations are currently subject to litigation and not yet final, such as the EPA’s proposed regulations to reduce CO2 emissions as described in Part II - Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters" in this report. As a result of this uncertainty, strategies to comply with the regulations, including available control technologies or other allowed compliance measures, are unpredictable and Idaho Power cannot provide any assurance regarding the potential impacts these regulations would have on Idaho Power's operations or financial condition.

Factors contributing to lower hydroelectric generation can increase costs and negatively impact IDACORP's and Idaho Power's financial condition and results of operations.  Idaho Power derives a significant portion of its power supply from its hydroelectric facilities. During 2016, 53 percent of Idaho Power's electric power generation was from hydroelectric facilities. Because of Idaho Power’s heavy reliance on hydroelectric generation, factors such as precipitation and snowpack, the timing of run-off, and the availability of water in the Snake River basin can significantly affect its operations.  The combination of a long-term trend of declining Snake River base flows, over-appropriation of water, and periods of drought have led to water rights disputes and proceedings among surface water and ground water irrigators and the State of Idaho.  Recharging the Eastern Snake Plain aquifer by diverting surface water to porous locations and permitting it to sink into the aquifer is one approach to the over-appropriation dispute.  Diversions from the Snake River for aquifer recharge or the loss of water rights reduce Snake River flows available for hydroelectric generation.  When hydroelectric generation is reduced, Idaho Power must increase its use of more expensive thermal generating resources and market power purchases; therefore, costs increase and opportunities for off-system sales are reduced, reducing revenues and potentially earnings.  Through its power cost adjustment mechanisms, Idaho Power expects to recover most (but not all) of the increase in net power supply costs caused by lower hydroelectric generation. The timing of recovery of the increased costs, however, may not occur until the subsequent power cost adjustment year, adversely affecting cash flows and liquidity.

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

If the assumptions underlying coal mine reclamation at Bridger Coal Company and related forecast trust fund growth are materially inaccurate, Idaho Power’s costs could be greater than anticipated or be incurred sooner than anticipated.  Bridger Coal Company, a subsidiary of Idaho Power, uses both surface and underground methods to mine coal to be used for power generation at the Jim Bridger power plant.  The federal Surface Mining Control and Reclamation Act and state laws and regulations establish operational, reclamation, bonding, and closure obligations and standards for mining of coal. Bridger Coal Company’s estimate of reclamation liability and bonding obligations is reviewed periodically by Idaho Power’s management committee and by government regulators.  Idaho Power funds a trust to cover such projected mine reclamation costs. The trust funds are invested in debt and equity securities and poor performance of these investments would reduce the amount of funds available for their intended purpose, which could require Idaho Power to make additional cash contributions. If actual costs related to those obligations exceed estimates, government regulations relating to those obligations change significantly or unexpected cash funding obligations are required, IDACORP’s and Idaho Power’s results of operations and financial condition could be adversely affected.

Idaho Power’s generation, transmission, and distribution facilities are subject to numerous operational risks unique to it and its industry.  Operating risks associated with Idaho Power's generation, transmission, and distribution facilities include equipment failures, volatility in fuel and transportation pricing, interruptions in fuel supplies, increased regulatory compliance costs, labor disputes, accidents and workforce safety matters, release of hazardous or toxic substances into the air, water, or ground, wildfires, acts of terrorism or sabotage, the loss of cost-effective disposal options for solid waste such as coal ash, operator error, and the occurrence of catastrophic events at the facilities.  Diminished availability or performance of those facilities could result in reduced customer satisfaction, reputational harm, and regulatory inquiries and fines.  Operation of Idaho Power's owned and co-owned generating stations below expected capacity levels, or unplanned outages at these stations, could cause reduced energy output and lower efficiency levels and result in lost revenues and increased expenses for alternative fuels or wholesale market power purchases. Further, the transmission system in Idaho Power's service area is constrained, limiting the ability to transmit electric energy within the service area and access electric energy from outside the service area during high-load periods. Idaho Power's transmission facilities are also interconnected with those of third parties, and thus operation of Idaho Power's and third parties' facilities could be adversely affected by unexpected or uncontrollable events. These transmission constraints and events could result in failure to provide reliable service to customers and the inability to deliver energy from generating facilities to the power grid, or not being able to access lower cost sources of electric energy.

Accidents, electrical contacts, fires, explosions, catastrophic failures, general system damage or dysfunction, and other unplanned events related to Idaho Power's infrastructure would increase repair costs and may expose Idaho Power to claims for personal injury and property damage, interest, and attorneys' fees. Fires alleged to have been caused by Idaho Power's system could also expose Idaho Power to claims for fire suppression costs and claims related to fires based on claims of negligence, trespass or otherwise. Idaho Power maintains insurance coverage for such operating and event risks, but insurance coverage is subject to the terms and limitations of the available policies and may not be sufficient to cover Idaho Power’s ultimate liability. Idaho Power is also subject to the risk that insurers and other parties will dispute, or be unable to perform, their obligations to Idaho Power with respect to such claims, which could have an adverse effect on IDACORP's and Idaho Power's financial condition and results of operations.

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

A downgrade in IDACORP’s and Idaho Power’s credit ratings could affect the companies’ ability to access capital, increase their cost of borrowing, and require the companies to post collateral with transaction counterparties.  Credit rating agencies periodically review the corporate credit ratings and long-term ratings of IDACORP and Idaho Power. These ratings are premised on financial ratios and performance, the regulatory environment and rate mechanisms, the effectiveness of management, resource risks and power supply costs, and other factors. IDACORP and Idaho Power also have borrowing arrangements that rely on the ability of the banks to fund loans or support commercial paper, a principal source of short-term financing.  Downgrades of IDACORP’s or Idaho Power’s credit ratings, or those affecting relationship banks, could limit the companies’ ability to access short- and long-term capital under reasonable terms or at all, reduce the pool of potential lenders, increase borrowing costs under existing credit facilities, limit access to the commercial paper market, require the companies to pay a higher interest rate on their debt, and require the companies to post additional performance assurance collateral with transaction counterparties. If access to capital were to become significantly constrained or costs of capital increased significantly due to lowered credit ratings, prevailing industry conditions, regulatory constraints, the volatility of the capital markets or other factors, IDACORP's and Idaho Power's financial condition and results of operations could be adversely affected.

Idaho Power’s risk management policy and programs relating to economically hedging commodity exposures and credit risk may not always perform as intended, and as a result, IDACORP and Idaho Power may suffer economic losses.  Idaho Power enters into transactions to hedge its positions in coal, natural gas, power, and other commodities, and enters into financial hedge transactions to mitigate in part exposure to variable commodity prices. IDACORP and Idaho Power could recognize financial losses as a result of volatility in the market value of these contracts or if a counterparty fails to perform. The derivative instruments used for hedging might not offset the underlying exposure being mitigated as intended, due to pricing inefficiencies or other terms of the derivative instruments, and any such failure to mitigate exposure could result in financial losses. Certain of Idaho Power's hedging and derivative agreements may result in the receipt of, or posting of, collateral with counterparties. Fluctuations in commodity prices that lead to the posting of collateral with counterparties negatively impact liquidity, and downgrades in Idaho Power's credit ratings may lead to additional collateral posting requirements. Further, forecasts of future fuel needs and loads and available resources to meet those loads are inherently uncertain and may cause Idaho Power to over- or under-hedge actual resource needs, exposing the company to market risk on the over- or under-hedged position.  To the extent that commodity markets are illiquid, Idaho Power may not be able to execute its risk management strategies, which could result in undesired over-exposure to unhedged positions. As a result, risk management actions, or the failure or inability to manage commodity price and counterparty risk, may adversely affect IDACORP’s and Idaho Power’s financial condition and results of operations.

Idaho Power could be subject to penalties and operational changes if it violates mandatory reliability and security requirements, which could adversely impact IDACORP's and Idaho Power's results of operations and financial condition. As an owner and operator of a bulk power transmission system, Idaho Power is subject to mandatory reliability and security standards issued by the North American Electric Reliability Corporation and enforced by the FERC. The standards are based on the functions that need to be performed to ensure the bulk power system operates reliably and are guided by reliability and market interface principles. Compliance with reliability standards subjects Idaho Power to higher operating costs and increased capital expenditures. Idaho Power has received in recent years notices of violations from, and regularly self-reports reliability standard compliance issues to, the FERC, the North American Electric Reliability Corporation, and the Western Electricity Coordinating Council.  Potential monetary and non-monetary penalties for a violation of FERC regulations may be substantial, and in some circumstances monetary penalties may be as high as $1 million per day per violation.  The imposition of penalties on Idaho Power for its actual or alleged failure to comply with reliability and security requirements could have a negative effect on its and IDACORP’s results of operations and financial condition.

Federally mandated purchases of power from renewable energy projects, and integration of power generated from those projects into Idaho Power's system, may increase costs and decrease system reliability, and adversely affect Idaho Power's and IDACORP's results of operations and financial condition. An abundance of intermittent, non-dispatchable generation from renewable energy projects interconnected with Idaho Power's system has had an impact on the operation of Idaho Power's generation plants, system reliability, power supply costs, and the wholesale power markets in the Pacific Northwest. Idaho Power is generally obligated under federal law to purchase power from certain renewable energy projects, regardless of the then-current load demand, availability of lower cost generation resources, or wholesale energy market prices. This increases the likelihood and frequency that Idaho Power will be required to reduce output from its lower-cost hydroelectric and fossil fuel-fired generation resources, which in turn increases power purchase costs and customer rates. Increases in customer rates could make self-generation more financially attractive for customers, which could result in reduced net load and shifts in customer costs. Further, balancing load and generation from Idaho Power's power generation portfolio is challenging, and Idaho Power expects that its operational costs will continue to increase as a result of its efforts to integrate intermittent, non-dispatchable generation from a large number of renewable energy projects. If Idaho Power is unable to timely recover those costs through its power cost adjustment mechanisms or otherwise, those increased costs may negatively affect IDACORP's and Idaho Power's results of operations, financial condition, and cash flows.

The performance of pension and postretirement benefit plan investments and other factors impacting plan costs and funding obligations could adversely affect IDACORP's and Idaho Power's financial condition and results of operations - primarily cash flows and liquidity.  Idaho Power provides a noncontributory defined benefit pension plan covering most employees, as well as a defined benefit postretirement benefit plan (consisting of health care and death benefits) that covers eligible retirees.  Costs of providing these benefits are based in part on the value of the plans' assets and, therefore, adverse investment performance for these assets could increase Idaho Power’s plan costs and funding requirements related to the plans.  As benefit costs continue to rise, there is no assurance that the state public utility commissions will continue to allow recovery. The key actuarial assumptions that affect funding obligations are the expected long-term return on plan assets and the discount rate used in determining future benefit obligations.  Idaho Power evaluates the actuarial assumptions on an annual basis, taking into account changes in market conditions, trends, and future expectations.  Estimates of future equity and debt market performance, changes in interest rates, and other factors Idaho Power and its actuary firms use to develop the actuarial assumptions are inherently uncertain, and actual results could vary significantly from the estimates.  Changes in demographics, including timing of retirements or changes in life expectancy assumptions, may also increase Idaho Power's plan costs and funding requirements.  Future pension funding requirements and the timing of funding payments are also subject to the impacts of changes in legislation. Depending on the timing of contributions to the plans and Idaho Power's ability to recover costs through rates, cash contributions to the plans could reduce the cash available for the companies' businesses and payment of dividends. For additional information regarding Idaho Power's funding obligations under its benefit plans, see Note 11 - "Benefit Plans" to the consolidated financial statements included in this report.

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

The impacts of a retiring workforce with specialized utility-specific functions could increase costs and adversely affect IDACORP's and Idaho Power's financial condition and results of operations.  Idaho Power’s operations require a skilled workforce to perform specialized utility functions. Many of these positions, such as linemen, grid operators, engineering and design personnel, and generation plant operators, require extensive, specialized training.  Idaho Power has experienced in recent years an above-average number of employee retirements and expects the increased level of retirement of its skilled workforce and persons in key positions will continue in 2017 and in the near-term. At December 31, 2016, approximately 23 percent of Idaho Power's employees were eligible for regular or early retirement under Idaho Power's defined benefit pension plan. This will require Idaho Power to attract, train, and retain new employees to help prevent a loss of institutional knowledge and avoid a skills gap.  The loss of skills and institutional knowledge of experienced employees and the costs associated with attracting, training, and retaining appropriately qualified employees to replace an aging and skilled workforce could have a negative effect on IDACORP's and Idaho Power's financial condition and results of operations.

IDACORP and Idaho Power are subject to costs and other effects of legal and regulatory proceedings, disputes, and claims.  From time to time in the normal course of business, IDACORP and Idaho Power are subject to various lawsuits, regulatory proceedings, disputes, and claims that could result in adverse judgments or settlements, fines, penalties, injunctions, or other adverse consequences. These matters are subject to a number of uncertainties, and management is often unable to predict the outcome of such matters; resulting liabilities could exceed amounts currently reserved or insured against with respect to such matter. The legal costs and final resolution of matters in which IDACORP or Idaho Power are involved could have a negative effect on their financial condition and results of operations. Similarly, the terms of resolution could require the companies to change their operational practices and procedures, which could also have a negative effect on their financial positions and results of operations.

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

Federal regulators have stated that a number of organizations continue to seek opportunities to exploit potential vulnerabilities in the U.S. energy infrastructure and that those attacks have become increasingly sophisticated. Attacks on Idaho Power's infrastructure could result from acts of those organizations or other third parties as well as Idaho Power employees or contractors. At the same time, Idaho Power's energy infrastructure is becoming more reliant on network-based infrastructure. Idaho Power's operations require the continuous availability of information technology systems and network infrastructure, and in the normal course of business, Idaho Power collects sensitive and confidential customer and employee information and proprietary information of Idaho Power. Although Idaho Power actively monitors developments in cyber security, no security measures can completely shield Idaho Power's systems, infrastructure, and data from vulnerabilities to cyber attacks, intrusions, or other catastrophic events that could result in their failure or reduced functionality, and ultimately the potential loss of sensitive information or the loss of Idaho Power's ability to fulfill critical business functions and provide reliable electric power to customers. The loss of data could result in violations of privacy and other laws, financial loss to Idaho Power or to its customers, customer dissatisfaction, and significant litigation exposure, all of which could materially affect Idaho Power's financial condition and results of operations.

Changes in tax laws and regulations, or differing interpretation or enforcement of applicable laws by the U.S. Internal Revenue Service or other taxing jurisdictions, could have a material adverse impact on IDACORP’s or Idaho Power’s financial condition and results of operations.  IDACORP and Idaho Power must make judgments and interpretations about the application of the law when determining the provision for taxes.  Amounts of tax-related assets and liabilities involve judgments and estimates of the timing and probability of recognition of income, deductions, and tax credits, which are subject to challenge by taxing authorities. In recent years, tax settlements, as well as state regulatory mechanisms with tax-related provisions (such as Idaho Power's October 2014 regulatory settlement stipulation with the IPUC), has significantly impacted IDACORP's and Idaho Power's results of operations. The outcome of ongoing and future income tax proceedings, or the state public utility commissions' treatment of those tax outcomes, could differ materially from the amounts IDACORP and Idaho Power record prior to conclusion of those proceedings, and the difference could negatively affect IDACORP’s and Idaho Power’s earnings and cash flows.  Further, in some instances the treatment from a ratemaking perspective of any tax benefits could be different than IDACORP or Idaho Power anticipate or request from applicable state regulatory commissions, which could have a negative effect on their financial condition and results of operations. In addition, Idaho Power uses flow-through accounting as described in Note 1 - "Summary of Significant Accounting Policies" to the consolidated financial statements included in this report, and potential changes in tax laws or interpretations may impact IDACORP's and Idaho Power's income taxes and reporting obligations differently than other companies.

Changes in accounting standards or rules may impact IDACORP's and Idaho Power's financial results and disclosures. The Financial Accounting Standards Board and the SEC may make changes to accounting standards that impact presentation and disclosures of financial condition and results of operations. Further, new accounting orders issued by the FERC could significantly impact IDACORP's and Idaho Power's reported financial condition. Idaho Power meets conditions under generally accepted accounting principles (GAAP) to reflect the impact of regulatory decisions in its financial statements and to defer certain costs as regulatory assets until those costs are collected in rates, and to defer some items as regulatory liabilities.  If recovery of these amounts ceases to be probable, if Idaho Power determines that it no longer meets the criteria for applying regulatory accounting, or if accounting rules change to no longer provide for regulatory assets and liabilities, Idaho Power could be required to eliminate some or all of those regulatory assets or liabilities.  Any of these circumstances could result in write-offs and have a material effect on IDACORP's and Idaho Power’s financial condition and results of operations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Idaho Power's properties consist of the physical assets necessary to support its utility operations, which include generation, transmission, and distribution facilities, as well as coal assets that support one of its coal-fired generation plants. In addition to these physical assets, Idaho Power has rights-of-way and water rights that enable it to use its facilities. Idaho Power’s system is comprised of 17 hydroelectric generating plants located in southern Idaho and eastern Oregon, three natural gas-fired plants in southern Idaho, and interests in three coal-fired steam electric generating plants located in Wyoming, Nevada, and Oregon.  As of December 31, 2016, the system also includes approximately 4,861 pole-miles of high-voltage transmission lines, 24 step-up transmission substations located at power plants, 24 transmission substations, 10 switching stations, 223 energized distribution substations (excluding mobile substations and dispatch centers), and approximately 27,263 pole-miles of distribution lines.

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
(3) Idaho Power’s ownership interests are one-third for Jim Bridger, 50 percent for North Valmy, and 10 percent for Boardman. Amounts shown represent Idaho Power’s share.
(4) Pursuant to an Oregon Environmental Quality Commission plan and associated rules, the Boardman power plant is scheduled for cessation of coal-fired operations by December 31, 2020.

IDACORP's and Idaho Power's headquarters are located in Boise, Idaho. The corporate headquarters campus is comprised of approximately 306,000 square feet of owned office space. Excluding Idaho Power's power generation facilities and substations, Idaho Power owns an additional 1,000,854 square feet of office, warehouse, and industrial space to support its operations in Idaho and Oregon.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

IDACORP’s common stock, without par value, is traded on the New York Stock Exchange (NYSE).  On February 17, 2017, there were 10,029 holders of record of IDACORP common stock and the closing stock price was $80.00 per share.  The outstanding shares of Idaho Power’s common stock, $2.50 par value, are held by IDACORP and are not traded.  IDACORP became the holding company of Idaho Power on October 1, 1998.

IDACORP and Idaho Power paid dividends of $105 million, $97 million, and $89 million in 2016, 2015, and 2014, respectively. The amount and timing of dividends paid on IDACORP’s common stock are within the discretion of IDACORP’s board of directors, subject to other restrictions.  The board of directors reviews the dividend rate quarterly to determine its appropriateness in light of IDACORP’s current and long-term financial position and results of operations, capital requirements, rating agency requirements, contractual and regulatory restrictions, legislative and regulatory developments affecting the electric utility industry in general and Idaho Power in particular, competitive conditions, and any other factors the board of directors deems relevant.  The ability of IDACORP to pay dividends on its common stock is dependent upon dividends paid to it by its subsidiaries, primarily Idaho Power. The IDACORP board of directors has a dividend policy for IDACORP that provides for a target long-term dividend payout ratio of between 50 and 60 percent of sustainable IDACORP earnings, with the flexibility to achieve that payout ratio over time and to adjust the payout ratio or to deviate from the target payout ratio from time to time based on the various factors that drive the board of director's dividend decisions. IDACORP's dividends during 2016 were 53 percent of actual 2016 earnings. Notwithstanding the dividend policy adopted by IDACORP's board of directors, the dividends IDACORP pays remain in the discretion of the board of directors who, when evaluating the dividend amount, will take into account the foregoing factors, among others.

IDACORP's and Idaho Power's payment of dividends is subject to a number of restrictions. For information relating to those restrictions, see Note 6 - “Common Stock” to the consolidated financial statements included in this report.

The following table shows the reported high and low sales price of IDACORP’s common stock and dividends paid for 2016 and 2015 as reported by the NYSE:

	2016			2015
Quarter	High	Low	Dividends paid per share	High	Low	Dividends paid per share
1st	$74.96	$65.03	$0.51	$70.48	$59.21	$0.47
2nd	81.36	69.83	0.51	64.22	55.40	0.47
3rd	83.40	75.14	0.51	64.94	55.96	0.47
4th	81.81	72.93	0.55	70.33	63.38	0.51

IDACORP did not repurchase any shares of its common stock during the fourth quarter of 2016.

Performance Graph

The graph below shows a comparison of the five-year cumulative total shareholder return for IDACORP common stock, the S&P 500 Index, and the Edison Electric Institute (EEI) Electric Utilities Index.  The data assumes that $100 was invested on December 31, 2011, with beginning-of-period weighting of the peer group indices (based on market capitalization) and monthly compounding of returns.
Source:  Bloomberg and EEI

	2011	2012	2013	2014	2015	2016
IDACORP	$100.00	$105.67	$130.51	$171.81	$182.01	$221.73
S&P 500	100.00	115.98	153.51	174.47	176.88	197.98
EEI Electric Utilities Index	100.00	102.09	115.37	148.72	142.92	167.84

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

ITEM 6.  SELECTED FINANCIAL DATA

IDACORP, Inc.
SUMMARY OF OPERATIONS
(thousands of dollars, except per share amounts and statistics)
	2016	2015	2014	2013	2012
Operating revenues	$1,262,020	$1,270,289	$1,282,524	$1,246,214	$1,080,662
Operating income	271,776	282,097	253,696	291,742	242,602
Net income attributable to IDACORP, Inc.	198,288	194,679	193,480	182,417	173,014
Diluted earnings per share	3.94	3.87	3.85	3.64	3.46
Dividends declared per share	2.08	1.92	1.76	1.57	1.37

Financial Condition:
Total assets (1)	$6,289,897	$6,023,314	$5,701,037	$5,347,380	$5,274,147
Long-term debt (including current portion) (1)	$1,745,678	$1,726,474	$1,599,686	$1,599,139	$1,520,553

Financial Statistics:
Times interest charges earned:
Before tax(2)	3.54	3.61	3.38	3.87	3.41
After tax(3)	3.15	3.12	3.19	3.06	3.02
Book value per share(4)	$42.74	$40.88	$38.85	$36.84	$34.73
Market-to-book ratio (5)	188%	166%	170%	141%	125%
Payout ratio (6)	53%	50%	46%	43%	40%
Return on year-end common equity (7)	9.2%	9.5%	9.9%	9.9%	9.9%

(1) Amounts in 2012-2014 adjusted to reflect IDACORP's 2015 adoption of Accounting Standards Update 2015-03, which required debt issuance costs be reported as reductions of long-term debt rather than as long-term assets on the consolidated balance sheets.

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
(7) Net income attributable to IDACORP divided by total equity, excluding non-controlling interests, at the end of the year.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in this report, the general financial condition and results of operations for IDACORP and its subsidiaries and Idaho Power and its subsidiary are discussed. While reading the MD&A, please refer to the accompanying consolidated financial statements of IDACORP and Idaho Power.  Also refer to "Cautionary Note Regarding Forward-Looking Statements" and Part I - Item 1A - "Risk Factors" in this report for important information regarding forward-looking statements made in this MD&A and elsewhere in this report.

INTRODUCTION

IDACORP is a holding company formed in 1998 whose principal operating subsidiary is Idaho Power.  IDACORP’s common stock is listed and trades on the New York Stock Exchange under the trading symbol “IDA”. Idaho Power is an electric utility whose rates and other matters are regulated by the IPUC, OPUC, and FERC. Idaho Power generates revenues and cash flows primarily from the sale and distribution of electricity to customers in its Idaho and Oregon service territories, as well as from the wholesale sale and transmission of electricity.  Idaho Power experiences its highest retail energy sales during the summer irrigation and cooling season, with a lower peak in the winter that generally results from heating demand.  Idaho Power’s rates are established through regulatory proceedings that affect its ability to recover its costs and the potential to earn a return on its investment.

Idaho Power is the parent of IERCo, a joint venturer in BCC, which mines and supplies coal to the Jim Bridger generating plant owned in part by Idaho Power. IDACORP’s other subsidiaries include IFS, an investor in affordable housing and other real estate investments; Ida-West Energy Company, an operator of small hydroelectric generation projects that satisfy the requirements of the PURPA; and IDACORP Energy Services Co. (IESCo), which is the former limited partner of, and successor by merger to, IDACORP Energy L.P., a marketer of energy commodities that wound down operations in 2003.

EXECUTIVE OVERVIEW

Management's Outlook

Customer growth in Idaho Power's service area continues to benefit Idaho Power's revenues. To encourage continued responsible and sustainable growth, and as part of its planning for the future, Idaho Power actively participates in and supports state and local economic development initiatives. At the same time that Idaho Power pursues customer growth, it must also plan for that growth. Idaho Power plans for infrastructure that will support anticipated growth and allow it to continue to provide reliable, fair-priced electric power to its customers. To that end, Idaho Power's noteworthy capital projects include the replacement of aging assets, upgrades to generation plants, a multi-year plan for replacement of underground conductor, ongoing system upgrades, and continued permitting of the Boardman-to-Hemingway and Gateway West 500-kV transmission lines. As of the date of this report, Idaho Power estimates total capital expenditures of approximately $1.5 billion over the next five years.

Idaho Power operates within what it believes to be a constructive regulatory framework, achieved through general rate cases, subject-specific rate filings, tariff riders, and cost recovery mechanisms that share risks and benefits with Idaho Power's customers. To complement the regulatory framework, Idaho Power focuses on controlling power supply, operating, maintenance, and capital costs through process review and improvement initiatives, and by empowering employees to identify new means to reduce costs, increase efficiencies, and enhance individual and enterprise performance for the benefit of IDACORP's shareholders, Idaho Power's customers, and other stakeholders. Idaho Power's base rates were most recently reset in 2012 through general rate cases in Idaho and Oregon. During 2017, Idaho Power will continue to assess the need to file a general rate case to reset base rates in the coming years in Idaho or Oregon.

Separately, during 2016, IDACORP continued to make meaningful progress toward its target dividend payout ratio of between 50 and 60 percent of sustainable IDACORP earnings, which expanded on the progress made in previous years. From 2012 through 2016, IDACORP's board of directors approved a collective 83 percent increase in the quarterly dividend, from $0.30 to $0.55 per share.

2016 Accomplishments and 2017 Initiatives

IDACORP’s business strategy emphasizes Idaho Power as IDACORP’s core business. For the past several years, Idaho Power has been executing its three-part strategy of responsible planning, responsible development and protection of resources, and responsible energy use. This strategy is described in Part I, Item 1 - "Business" of this report. Examples of IDACORP's and Idaho Power's achievements and recognitions during 2016 under its three-part business strategy include:

•	IDACORP achieved net income growth for a ninth consecutive year;

•	IDACORP provided a 19 percent cumulative total shareholder return over the past three years, including share price appreciation and dividends paid, ranking in the 88th percentile among peers;

•	increased IDACORP's quarterly common stock dividend from $0.51 per share to $0.55 per share;

•	produced the best year of performance for Idaho Power's electric system reliability since formal measurement began in 2006;

•	executed on business optimization initiatives, focusing on improving operations and controlling expenditures;

•	made continued progress toward the permitting of the Boardman-to-Hemingway and Gateway West 500-kV transmission projects;

•	achieved Idaho Power's CO2 emissions intensity reduction goal;

•	earned the highest rolling 12-month customer relationship index score (Idaho Power's internal measure of customer satisfaction) ever recorded by the company; and

•	Idaho Power tied for 5th place in the annual "Best Energy Companies" rankings published by Public Utilities Fortnightly.

For 2017, IDACORP and Idaho Power have established a number of organizational initiatives, including the following:

•	continue to execute on the three core focuses for 2017—improving Idaho Power's core business, growing revenues, and enhancing the brand and positioning the company for the future;

•	continue to enhance and promote Idaho Power’s safety culture;

•	grow financial strength by supporting business development in Idaho Power's service area while actively managing costs;

•	continue upward progress within IDACORP’s target dividend payout ratio range;

•	pursue responsible investments that address customer growth while improving reliability, enhancing Idaho Power customers’ experience, increasing shareholder value, and managing carbon impacts; and

•
integrate new renewable generation resources into Idaho Power’s grid and continue progress toward participation in the Western EIM, anticipated to begin in the spring of 2018, which is expected to capture intra-hour market opportunities to help achieve greater reliability and improve system dispatch.

Overview of General Factors and Trends Affecting Results of Operations and Financial Condition

IDACORP's and Idaho Power's results of operations and financial condition are affected by a number of factors, and the impact of those factors is discussed in more detail later in this MD&A. To provide context for the discussion elsewhere in this report, some of the more notable factors include the following:

•
Regulation of Rates and Cost Recovery:  The price that Idaho Power is authorized to charge for its electric and transmission service is a critical factor in determining IDACORP's and Idaho Power's results of operations and financial condition. Those rates are established by state regulatory commissions and the FERC, and are intended to allow Idaho Power an opportunity to recover its expenses and earn a reasonable return on investment. Because of the significant impact of ratemaking decisions, and in pursuit of its goal of advancing a purposeful regulatory strategy, Idaho Power focuses on timely recovery of its costs through filings with the company's regulators, working to put in place innovative regulatory mechanisms, and on the prudent management of expenses and investments. Idaho Power has a regulatory settlement stipulation in Idaho that includes provisions for the accelerated amortization of certain tax credits to help achieve a minimum 9.5 percent return on year-end equity in the Idaho jurisdiction (Idaho ROE). During 2017, Idaho Power will continue to assess the need to file a general rate case to reset base rates.

•
Economic Conditions and Loads: Economic conditions impact consumer demand for electricity and revenues, collectability of accounts, the volume of off-system sales, and the need to construct and improve infrastructure, purchase power, and implement programs to meet customer load demands. In recent years, Idaho Power has seen growth in the number of customers in its service area—in 2016, its customer count grew by 1.8 percent—and in employment in Idaho Power's service area, which grew by approximately 3.5 percent in 2016 based on Idaho Department of Labor preliminary December 2016 data. Idaho Power expects its number of customers to continue to increase in the foreseeable future. Idaho Power has in recent years supported State of Idaho-coordinated efforts to promote economic development with an emphasis on attracting industrial and commercial customers to its service area.

In August 2016, Idaho Power began preparing its 2017 IRP, Idaho Power's long-term forecast of loads and resources. The load forecast assumptions Idaho Power expects to use in the 2017 IRP are included in the table below. For comparison purposes, the analogous average annual growth rates used in the prior two IRPs are included.

	Forecast for 2016-2021 Period		20-Year Forecast
	Annual Growth Rate: Retail Sales (Billed MWh)	Annual Growth Rate: Annual Peak (Peak Demand)	Annual Growth Rate: Retail Sales (Billed MWh)	Annual Growth Rate: Annual Peak (Peak Demand)
2017 IRP	1.3%	1.4%	1.0%	1.4%
2015 IRP	1.1%	1.6%	1.2%	1.5%
2013 IRP	1.2%	1.6%	1.1%	1.4%

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

•
Weather Conditions:  Weather and agricultural growing conditions have a significant impact on Idaho Power's energy sales. Relatively low and high temperatures result in greater energy use for heating and cooling, respectively. During the agricultural growing season, which in large part occurs during the second and third quarters, irrigation customers use electricity to operate irrigation pumps, and weather conditions can impact the timing and extent of use of those pumps. Idaho Power also has tiered rates and seasonal rates, which contribute to increased revenues during higher-load periods, most notably during the third quarter of each year when overall customer demand is highest. Much of the adverse or favorable impact of weather on sales of energy to residential and small commercial customers is mitigated through the Idaho FCA mechanism.

Further, as Idaho Power's hydroelectric facilities comprise nearly one-half of Idaho Power's nameplate generation capacity, precipitation levels impact the mix of Idaho Power's generation resources. When hydroelectric generation is reduced, Idaho Power must rely on more expensive generation sources and purchased power. When favorable hydroelectric generating conditions exist for Idaho Power, they also may exist for other Pacific Northwest hydroelectric facility operators, lowering regional wholesale market prices and impacting the revenue Idaho Power receives from off-system sales of its excess power. Much of the adverse or favorable impact of this volatility is addressed through the Idaho and Oregon power cost adjustment mechanisms.

•
Mitigation of Impact of Fuel and Purchased Power Expense:  In addition to hydroelectric generation, Idaho Power relies significantly on coal and natural gas to fuel its generation facilities and power purchases in the wholesale markets. Fuel costs are impacted by electricity sales volumes, the terms of contracts for fuel, Idaho Power's generation capacity, the availability of hydroelectric generation resources, transmission capacity, energy market prices, and Idaho Power's hedging program for managing fuel costs. Recently, low natural gas prices have made operation of Idaho Power's natural gas power plants more economical, resulting in increased operation of those plants and decreased operation of coal-fired plants. Purchased power costs are impacted by the terms of contracts for purchased power, the rate of expansion of alternative energy generation sources such as wind or solar energy, and wholesale energy market prices. The Idaho and Oregon power cost adjustment mechanisms mitigate in large part the potential adverse impacts of fluctuations in power supply costs to Idaho Power.

•
Changes in legislation, regulation, and government policy as a result of the 2016 U.S. presidential and congressional elections: The recent presidential and congressional elections in the United States could result in significant changes in, and uncertainty with respect to, legislation, regulation, and government policy. While it is uncertain whether and when any such changes will occur, they could significantly impact IDACORP’s and Idaho Power’s businesses and the electric utility industry. Specific legislative and regulatory proposals discussed during and after the election that could have a material impact on IDACORP and Idaho Power include, but are not limited to, reform of the federal tax code; infrastructure renewal programs; and modifications to public company reporting requirements and environmental regulation.

•
Regulatory and Environmental Compliance Costs:  Idaho Power is subject to extensive federal and state laws, policies, and regulations, as well as regulatory actions and audits by agencies and quasi-governmental agencies, including the FERC and the North American Electric Reliability Corporation. Compliance with these requirements directly influences Idaho Power's operating environment and affects Idaho Power's operating costs. Environmental laws and regulations, in particular, may increase the cost of operating generation plants and constructing new facilities, require that Idaho Power install additional pollution control devices at existing generating plants, or require that Idaho Power cease operating certain generation plants. For instance, the Boardman coal-fired power plant, in which Idaho Power owns a 10-percent interest, is scheduled to cease coal-fired operations by the end of 2020, a decision driven in large part by the substantial cost of environmental controls required by existing regulations. Similarly, Idaho Power is assessing the early closure of the North Valmy coal-fired power plant, of which Idaho Power owns a 50-percent interest, and in October and November 2016 filed applications with the IPUC and OPUC, respectively, requesting accelerated depreciation of the facility. Idaho Power expects to spend a considerable amount on environmental compliance and controls in the next decade.

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

Summary of 2016 Financial Results

The following is a summary of Idaho Power's net income, net income attributable to IDACORP, and IDACORP's earnings per diluted share for the years ended December 31, 2016, 2015, and 2014 (in thousands, except earnings per share amounts):

	Year Ended December 31,
	2016	2015	2014
Idaho Power net income	$189,242	$190,983	$189,387
Net income attributable to IDACORP, Inc.	$198,288	$194,679	$193,480
Average outstanding shares – diluted (000’s)	50,373	50,292	50,199
IDACORP, Inc. earnings per diluted share	$3.94	$3.87	$3.85

The table below provides a reconciliation of net income attributable to IDACORP, Inc. for year ended December 31, 2016 from the year ended December 31, 2015 (items are in millions and are before tax unless otherwise noted):

Net income attributable to IDACORP, Inc. - December 31, 2015		$194.7
Change in Idaho Power net income:
Customer growth, net of associated power supply costs	11.2
Usage per customer, net of associated power supply costs	(14.7)
Other operating and maintenance expenses	(9.7)
Depreciation expense	(5.6)
Other changes in operating revenues and expenses, net	(1.5)
Change in Idaho Power operating income prior to sharing mechanisms	(20.3)
Change in operating income as a result of sharing mechanisms	3.2
Change in Idaho Power operating income	(17.1)
Non-operating income and expenses	4.4
Income tax expense	11.0
Total decrease in Idaho Power net income		(1.7)
IESCo income from legal settlement (net of tax)		3.7
Other changes (net of tax)		1.6
Net income attributable to IDACORP, Inc. - December 31, 2016		$198.3

IDACORP's 2016 net income increased $3.6 million compared with 2015. While Idaho Power's 2016 net income was relatively flat, decreasing $1.7 million compared with 2015, net income from other subsidiaries increased IDACORP's net income by $5.3 million.

Continued customer growth at Idaho Power increased operating income by $11.2 million, which was more than offset by a $14.7 million decrease from lower usage per customer in 2016 compared with 2015. Winter temperatures in 2016 were slightly colder than 2015, but milder summer temperatures in 2016 led to lower sales volumes, revenues, and operating income. Other operating and maintenance (O&M) expenses were $9.7 million higher in 2016 compared with 2015, largely related to higher variable labor-related costs.

During 2015, Idaho Power recorded a total of $3.2 million as a provision against current revenue related to the October 2014 Idaho regulatory settlement stipulation that required sharing with Idaho customers of a portion of 2015 earnings that exceeded 10.0 percent. During 2016, no such sharing provision was recorded as Idaho Power's Idaho ROE did not exceed 10.0 percent. At December 31, 2016, the full $45 million of additional ADITC remains available for future use under the terms of the October 2014 Idaho regulatory settlement stipulation.

Idaho Power's income tax expense was lower in 2016 compared with 2015 due primarily to greater net flow-through income tax benefits, additional share-based compensation tax benefits related to the adoption of Accounting Standards Update 2016-09, and lower pretax income. These decreases were partially offset by a smaller flow-through benefit of a tax deductible make-whole premium that Idaho Power paid in connection with the early redemption of long-term debt in 2016 compared with the flow-through benefit of an early bond redemption in 2015.

IDACORP's 2016 net income also included a $3.7 million increase, net of tax, in IESCo's earnings, a result of a December 2016 settlement relating to the California energy market proceedings. Refer to Note 10 - “Contingencies” to the consolidated financial statements included in this report for additional information on the settlement. IDACORP also benefited from distributions related to fully-amortized affordable housing investments at IFS, which reduced IDACORP's income tax expense.

RESULTS OF OPERATIONS

This section of the MD&A takes a closer look at the significant factors that affected IDACORP’s and Idaho Power’s earnings.  In this analysis, the results for 2016 are compared with 2015 and the results for 2015 are compared with 2014.

Utility Operations

The table below presents Idaho Power’s energy sales and supply (in thousands of MWh) for the last three years.

	Year Ended December 31,
	2016	2015	2014
General business sales	14,196	14,265	14,092
Off-system sales	1,186	1,254	2,220
Total energy sales	15,382	15,519	16,312
Hydroelectric generation	6,408	5,910	6,170
Coal generation	4,045	4,676	5,851
Natural gas and other generation	1,722	2,076	1,175
Total system generation	12,175	12,662	13,196
Purchased power	4,337	3,792	4,153
Line losses	(1,130)	(935)	(1,037)
Total energy supply	15,382	15,519	16,312

Sales Volume and Generation: In 2016, general business sales volumes decreased less than 1 percent compared with the prior year. Winter temperatures in 2016 were slightly colder than 2015, but milder summer temperatures in 2016 led to lower sales volumes. Also, a shorter irrigation season due to a later start in 2016 compared with 2015 resulted in lower usage per irrigation customer than during 2015.

Off-system sales volumes decreased 68 thousand MWh, or 5 percent, during 2016 compared with 2015. Low wholesale market prices reduced economic benefits of operating Idaho Power's non-hydroelectric generation facilities for off-system sales.

Favorable hydroelectric generating conditions from greater snowpack in the spring of 2016 compared with the spring of 2015 led to increased hydroelectric generation in 2016. Coal-fired generation decreased in 2016 compared with 2015 as low wholesale market prices led to an increase in purchased power.

The financial impacts of fluctuations in off-system sales, purchased power, fuel expense, and other power supply-related expenses are addressed in Idaho Power's Idaho and Oregon power cost adjustment mechanisms, which are described later in this MD&A.

General Business Revenues:  The table below presents Idaho Power’s general business revenues (in thousands), MWh sales (in thousands), and number of customers for the last three years.

	Year Ended December 31,
	2016	2015	2014
Revenue
Residential	$514,954	$512,068	$500,195
Commercial	302,650	306,178	299,462
Industrial	182,590	182,254	182,675
Irrigation	156,505	164,403	158,654
Total	1,156,699	1,164,903	1,140,986
Provision for sharing	—	(3,159)	(7,999)
Deferred revenue related to HCC relicensing AFUDC(1)	(10,706)	(10,706)	(10,706)
Total general business revenues	$1,145,993	$1,151,038	$1,122,281
Volume of Sales (MWh)
Residential	5,004	4,977	4,965
Commercial	3,999	4,045	3,944
Industrial	3,243	3,196	3,217
Irrigation	1,950	2,047	1,966
Total MWh sales	14,196	14,265	14,092
Number of customers at year-end
Residential	444,431	436,102	428,294
Commercial	69,344	68,352	67,522
Industrial	121	118	121
Irrigation	20,638	20,293	19,826
Total customers	534,534	524,865	515,763
(1) Idaho Power is collecting approximately $10.7 million annually in the Idaho jurisdiction for AFUDC on HCC construction work in progress, but is deferring revenue recognition of the amounts collected until the license is issued and the accumulated license costs are placed in service.

Changes in rates, changes in customer demand, and changes in FCA revenues are typically the primary causes of fluctuations in general business revenue from period to period.  See "Regulatory Matters" in this MD&A for a list of rate changes implemented over the last three years. The primary influences on changes in customer demand for electricity are weather, economic conditions, and energy efficiency.  Extreme temperatures increase sales to customers who use electricity for cooling and heating, while moderate temperatures decrease sales.  Precipitation levels and the timing of precipitation during the agricultural growing season also affect sales to customers who use electricity to operate irrigation pumps. Boise, Idaho, weather-related information for the last three years is presented in the following table.

	Year Ended December 31,
	2016	2015	2014	Normal(2)
Heating degree-days(1)	4,807	4,694	4,976	5,514
Cooling degree-days(1)	1,001	1,280	1,129	942
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
(2) Normal heating degree-days and cooling degree-days elements are, by convention, the arithmetic mean of the elements computed over 30 consecutive years. The annual normal amounts are the sum of the 12 monthly normal amounts. These normal amounts are computed by the National Oceanic and Atmospheric Administration.

Idaho Power's rate structure provides for higher rates during the summer when system loads are at their highest, and includes tiers such that rates increase as a customer's consumption level increases. These seasonal and tiered rate structures contribute to seasonal fluctuations in revenues and earnings.

General Business Revenues - 2016 Compared with 2015: General business revenue decreased $5.0 million in 2016 compared with 2015.  The factors affecting general business revenues included the following:

•
Rates:  Rate changes decreased general business revenue by $3.9 million for 2016 compared with 2015, primarily due to a decrease in the recovery of power cost adjustment amounts in 2016. The recovery of power cost adjustment amounts in rates has no effect on operating income as it is amortized into expense in the same period it is recovered through rates.

•	Customers: Customer growth of 1.8 percent increased general business revenue by $15.6 million in 2016 compared with 2015.

•
Usage:  Lower usage (on a per customer basis), primarily by irrigation, commercial, and residential customers, decreased general business revenue by $21.3 million in 2016 compared with 2015. Winter temperatures in 2016 were slightly colder than 2015, but milder summer temperatures in 2016 compared with 2015 led to lower sales volumes. Also, a shorter irrigation season due to a later start in 2016 compared with 2015 resulted in lower usage per irrigation customer in 2016 than during 2015. Greater customer participation in energy efficiency programs also contributed to lower usage during 2016 compared with 2015.

•
Sharing: Idaho Power's sharing mechanism is associated with an Idaho regulatory settlement agreement that provides for the sharing with customers of a portion of Idaho-jurisdiction earnings exceeding a 10.0 percent Idaho ROE. The impact of this mechanism is partially recorded as a reduction to general business revenue. During 2015, Idaho Power recorded a total of $3.2 million as a provision against current revenue related to the sharing mechanism. In 2016, no such sharing provision was recorded as Idaho Power's Idaho ROE did not exceed 10.0 percent.

•
Idaho FCA Revenue: Partially offsetting lower usage per customer, the Idaho FCA mechanism increased revenues by $1.4 million in 2016 compared with 2015. Idaho Power accrued $30.3 million of Idaho FCA revenues in 2016, compared with $28.9 million in 2015.

General Business Revenues - 2015 Compared with 2014: General business revenue increased $28.8 million in 2015 compared with 2014.  The factors affecting general business revenues included the following:

•
Rates:  Two rate changes impacted general business revenue—an Idaho PCA rate increase effective June 1, 2014, and Idaho PCA rate decrease effective June 1, 2015, both described in Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report. Overall, rate changes combined to decrease general business revenue by $2.2 million in 2015.

•	Customers: Customer growth of 1.8 percent increased general business revenue by $14.1 million.

•
Usage:  Lower usage per customer in 2015, primarily driven by the impact of more moderate winter weather on residential customer usage, as well as energy efficiency, decreased general business revenue by $0.7 million. Residential usage per customer was 1.4 percent lower in 2015.

•
Sharing: Revenue sharing of $3.2 million and $8.0 million were recorded in 2015 and 2014, respectively. This sharing resulted in a net increase to general business revenue of $4.8 million in 2015 compared with 2014.

•
Idaho FCA Revenue: FCA mechanism revenues increased $12.7 million compared with 2014, including the impacts of weather and of modifications made to the mechanism by the IPUC effective January 1, 2015. Idaho Power accrued $28.9 million of Idaho FCA revenues in 2015, compared with $16.2 million in 2014. The modifications to the FCA mechanism are described in more detail in "Regulatory Matters" in this MD&A and in Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report.

Off-System Sales:  Off-system sales consist primarily of opportunity sales of surplus system energy.  The following table presents Idaho Power’s off-system sales for the last three years (in thousands, except for MWh amounts):

	Year Ended December 31,
	2016	2015	2014
Revenue	$25,205	$30,887	$77,165
MWh sold	1,186	1,254	2,220
Revenue per MWh	$21.25	$24.63	$34.76

Off-System Sales - 2016 Compared with 2015: Off-system sales revenue decreased by $5.7 million, or 18 percent. Off-system sales volumes decreased 5 percent in 2016 compared with the same periods in 2015 as low wholesale market prices reduced the economic benefits of operating Idaho Power's non-hydroelectric generation facilities for off-system sales. The average price of off-system sales for 2016 was 14 percent lower compared with 2015.

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

Other Revenues:  The table below presents the components of other revenues for the last three years (in thousands):

	Year Ended December 31,
	2016	2015	2014
Transmission services and other	$54,401	$55,048	$52,051
Energy efficiency	33,754	30,532	27,154
Total other revenues	$88,155	$85,580	$79,205

Other Revenues - 2016 Compared with 2015: Other revenues increased $2.6 million, or 3 percent, in 2016 compared with 2015. Greater customer participation in energy efficiency programs increased revenue and corresponding expense in 2016 compared with 2015. Most energy efficiency activities are funded through a rider mechanism on customer bills.  Energy efficiency program expenditures funded through the rider are reported as an operating expense with an equal amount of revenues recorded in other revenues, resulting in no net impact on earnings.  The cumulative variance between expenditures and amounts collected through the rider is recorded as a regulatory asset or liability pending future collection from, or obligation to, customers.  A liability balance indicates that Idaho Power has collected more than it has spent and an asset balance indicates that Idaho Power has spent more than it has collected. At December 31, 2016, Idaho Power's energy efficiency rider balances were a $5.6 million regulatory asset in the Oregon jurisdiction and a $10.7 million regulatory liability in the Idaho jurisdiction.

Other Revenues - 2015 Compared with 2014: Other revenues increased $6.4 million, or 8 percent, in 2015. The increases in 2015 were primarily the result of increased electricity transmission (wheeling) volumes and greater customer participation in energy efficiency programs.

Purchased Power: The table below presents Idaho Power’s purchased power expenses and volumes for the last three years (in thousands, except for MWh amounts):

	Year Ended December 31,
	2016	2015	2014
Expense
PURPA contracts	$153,665	$131,340	$144,617
Other purchased power (including wheeling)	85,040	88,430	92,071
Demand response incentive payments	7,059	6,701	7,940
Total purchased power expense	$245,764	$226,471	$244,628
MWh purchased
PURPA contracts	2,314	2,008	2,286
Other purchased power	2,023	1,784	1,867
Total MWh purchased	4,337	3,792	4,153
Cost per MWh from PURPA contracts	$66.41	$65.41	$63.26
Cost per MWh from other purchased power	$42.04	$49.57	$49.31
Weighted average - all sources (excluding demand response incentive payments)	$55.04	$57.96	$56.99

Idaho Power is required by federal law to purchase power from some PURPA generation projects at a specified price regardless of the then-current load demand or wholesale energy market prices. The intermittent, non-dispatchable nature of the PURPA generation increases the likelihood that Idaho Power will at times be required to reduce output from its lower-cost hydroelectric and fossil fuel-fired generation resources and may be required to sell its excess power in the wholesale power market at a significant loss. The other purchased power cost per MWh often exceeds the off-system sales revenue per MWh because Idaho Power generally needs to purchase more power during heavy load periods than during light load periods, and conversely has less energy available for off-system sales during heavy load periods than light load periods.  Market energy prices are typically higher during heavy load periods than during light load periods. Also, in accordance with Idaho Power’s risk management policy, Idaho Power may purchase or sell energy several months in advance of anticipated delivery.  The regional energy market price is dynamic and additional energy purchase or sale transactions that Idaho Power makes at current market prices may be noticeably different than the advance purchase or sale transaction prices. Most of the non-PURPA purchased power and substantially all of the PURPA power purchase costs are recovered through base rates and Idaho Power's power cost adjustment mechanisms.

Purchased Power - 2016 Compared with 2015: Purchased power expense increased $19.3 million, or 9 percent, in 2016. The increase was due primarily to increased volumes purchased from both PURPA and non-PURPA sources attributable largely to lower market prices at times that encouraged market purchases rather than operating some generating units. Volume increases were partially offset by lower non-PURPA wholesale market prices.

Purchased Power - 2015 Compared with 2014: Purchased power expense decreased $18.2 million, or 7 percent, in 2015. The decrease was due primarily to reduced volumes purchased from both PURPA and non-PURPA sources. Volume decreases were partially offset by increases in average prices of both PURPA and non-PURPA sources.

Fuel Expense:  The table below presents Idaho Power’s fuel expenses and thermal generation for the last three years (in thousands, except per MWh amounts):

	Year Ended December 31,
	2016	2015	2014
Expense
Coal (1)	$137,689	$131,286	$156,172
Natural gas(2)	41,802	54,945	45,069
Total fuel expense	$179,491	$186,231	$201,241
MWh generated
Coal (1)	4,045	4,676	5,851
Natural gas(2)	1,722	2,076	1,175
Total MWh generated	5,767	6,752	7,026
Cost per MWh - Coal	$34.04	$28.08	$26.69
Cost per MWh - Natural gas	24.28	26.47	38.36
Weighted average, all sources	$31.12	$27.58	$28.64
(1) 2015 excludes 147 MWh of generation from the Jim Bridger power plant for which costs were capitalized during feasibility testing of capital projects under contemplation.
(2)Includes a negligible amount of expense and generation related to the Salmon diesel-fired generation plant.

The majority of the fuel for Idaho Power’s jointly-owned coal-fired plants is purchased through long-term contracts, including purchases from BCC, a one-third owned joint venture of IERCo.  The price of coal from BCC is subject to fluctuations in mine operating expenses, geologic conditions, and production levels.  BCC supplies up to two-thirds of the coal used by the Jim Bridger plant.  Natural gas is mainly purchased on the regional wholesale spot market at published index prices.  In addition to commodity (variable) costs, both natural gas and coal expense include costs that are more fixed in nature for items such as capacity charges, transportation, and fuel handling. Period to period variances in fuel expense per MWh are noticeably impacted by these fixed charges when generation output is substantially different between the periods.

Fuel Expense - 2016 Compared with 2015: In 2016, fuel expense decreased $6.7 million, or 4 percent, compared with 2015, due principally to decreased output from coal-fired plants and natural gas plants during 2016. Overall generation decreased 15 percent due to a change in resource mix resulting from increased purchase requirements from cogeneration and small power production (CSPP) projects, resource constraints at various generating locations, including Langley and Bridger, due to scheduled maintenance and other factors, and more open market purchases for economic reasons. The volume decreases were partially offset by higher coal prices due to higher mining costs at BCC. The higher mining costs resulted in part due to issues with underground mining equipment that is no longer in service.

Fuel Expense - 2015 Compared with 2014: In 2015, fuel expense decreased $15.0 million, or 7 percent, compared with 2014, due principally to decreased output from coal-fired plants during 2015 combined with lower regional natural gas prices for fuel used at the natural gas plants. Overall generation decreased 4 percent due to lower system loads and lower wholesale energy prices. The expense per MWh for natural gas decreased approximately 30 percent in 2015 compared with 2014. These lower natural gas prices led to a shift of generation from coal-fired plants to natural gas plants.

Power Cost Adjustment Mechanisms:  Idaho Power's power supply costs (primarily purchased power and fuel expense, less off-system sales) can vary significantly from year to year. Volatility of power supply costs arises from factors such as weather conditions, wholesale market prices, volumes of power purchased and sold in the wholesale markets, Idaho Power's hydroelectric and thermal generation volumes and fuel costs, generation plant availability, and retail loads.  To address the volatility of power supply costs, Idaho Power's power cost adjustment mechanisms in the Idaho and Oregon jurisdictions allow Idaho Power to recover from, or refund to, customers most of the fluctuations in power supply costs.  In the Idaho jurisdiction, the PCA includes a cost or benefit sharing ratio that allocates the deviations in net power supply expenses between customers (95 percent) and Idaho Power (5 percent), with the exception of PURPA power purchases and demand response program incentives, which are allocated 100 percent to customers. The Idaho deferral period, or PCA year, runs from April 1 through March 31. Amounts deferred during the PCA year are primarily recovered or refunded during the subsequent June 1 through May 31 period. Because of the power cost adjustment mechanisms, the primary financial impacts of power supply cost variations is that cash is paid out but recovery from customers does not occur until a future period, or cash that is collected is refunded to customers in a future period, resulting in fluctuations in operating cash flows from year to year.

The table that follows presents the components of the Idaho and Oregon power cost adjustment mechanisms for the last three years (in thousands).

	Year Ended December 31,
	2016	2015	2014
Idaho power supply cost deferrals	$(43,841)	$(35,802)	$(48,104)
Amortization of prior year authorized balances	38,511	52,568	70,339
Total power cost adjustment expense	$(5,330)	$16,766	$22,235

The power supply accruals (deferrals) represent the portion of the power supply cost fluctuations accrued (deferred) under the power cost adjustment mechanisms. When actual power supply costs are higher than the amount forecasted in power cost adjustment rates, which was the case for all periods presented, most of the difference is deferred. The amortization of the prior year’s balances represents the offset to the amounts being collected or refunded in the current PCA year that were deferred or accrued in the prior PCA year (the true-up component of the PCA).

Power Cost Adjustment Mechanisms - 2016 Compared with 2015: Actual net power supply cost deferrals increased in 2016 relative to 2015, a change of $8.0 million—from $35.8 million to $43.8 million. The increase in the deferral is due in part to higher fuel costs related to coal and purchased power with less surplus sales than forecasted. The $38.5 million of amortization offsets the collection from customers of prior years' deferrals and was lower in 2016 as Idaho Power is amortizing a smaller deferral balance in the current year than the prior year.

Power Cost Adjustment Mechanisms - 2015 Compared with 2014: Actual net power supply cost deferrals decreased in 2015 relative to 2014, a change of $12.3 million—from $48.1 million to $35.8 million. Power supply costs collected through base rates increased on June 1, 2015, resulting in less costs needing to be recovered through the power cost adjustment mechanisms since that time. The $52.6 million million of amortization offsets the collection from customers of prior years' deferrals.

Other Operations and Maintenance Expenses: The changes in other O&M expenses for the periods presented are discussed below.

O&M - 2016 Compared with 2015: Other O&M expense increased by $9.7 million in 2016 compared with 2015, an increase of 3 percent, due primarily to the following factors:

•	labor-related expenses increased $6.5 million, or 3 percent, in 2016 due to normal escalations in labor and benefits costs and higher variable employee costs;

•	scheduled maintenance at the Langley Gulch natural gas-fired generation plant increased O&M expenses $1.6 million; and

•	a $1.1 million increase primarily related to transmission agreements entered into in October 2015, which also resulted in a corresponding increase in other revenue.

O&M - 2015 Compared with 2014: Other O&M expense decreased by $12.4 million in 2015 compared with 2014, a decrease of 3.5 percent, due to the following factors:

•
$16.7 million was recorded as additional pension expense in 2014 related to a December 2011 Idaho regulatory settlement agreement, which required sharing with Idaho customers of a portion of earnings in excess of a 10.0 percent Idaho ROE (thereby reducing customers' future pension obligations). There were no additional expenses related to the settlement agreement in 2015;

•	excluding the additional 2014 pension expense, labor-related expenses increased $2.1 million, or 1.1 percent, in 2015 due to normal escalations in labor and benefits costs; and

•	hydroelectric generation expenses increased $2.0 million, primarily due to increased repair costs and purchased services.

Income Taxes

IDACORP's and Idaho Power's 2016 income tax expense decreased $9.3 million and $11.0 million, respectively, when compared to 2015. The decrease was primarily due to greater net flow-through income tax benefits at Idaho Power, a tax benefit from the adoption of a new accounting standard for share-based compensation, distributions related to fully-amortized affordable housing investments at IDACORP, and lower Idaho Power pre-tax earnings in 2016.

Income tax expense in 2015 increased significantly compared with 2014, principally as a result of a 2014 flow-through tax benefit related to the cumulative impact of tax accounting method changes for Idaho Power’s capitalized repairs deduction that did not recur in 2015. For additional information relating to IDACORP's and Idaho Power's income taxes, including the availability of tax credit carryforwards, see Note 2 - “Income Taxes” to the consolidated financial statements included in this report.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Idaho Power continues to pursue significant enhancements to its utility infrastructure in an effort to ensure an adequate supply of electricity, to provide service to new customers, and to maintain system reliability.  Idaho Power's existing hydroelectric and thermal generation facilities also require continuing upgrades and component replacement.  Idaho Power's expenditures for property, plant, and equipment, excluding AFUDC, were $287 million in 2016, $284 million in 2015, and $265 million in 2014. Idaho Power expects these substantial capital expenditures to continue, with estimated total capital expenditures of approximately $1.5 billion expected over the period from 2017 through 2021.

Idaho Power funds its liquidity needs for capital expenditures through cash flows from operations, debt offerings, commercial paper markets, credit facilities, and capital contributions from IDACORP.  As of February 17, 2017, IDACORP's and Idaho Power's access to debt, equity, and credit arrangements included:

•	their respective $100 million and $300 million revolving credit facilities;

•	IDACORP's shelf registration statement filed with the SEC on May 20, 2016, which may be used for the issuance of debt securities and common stock;

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

Based on planned capital expenditures and operating and maintenance expenses for 2017, the companies believe they will be able to meet capital requirements and fund corporate expenses during 2017 with a combination of existing cash and operating cash flows generated by Idaho Power's utility business, together with proceeds from either draws on credit facilities or Idaho Power's issuance of debt securities. IDACORP and Idaho Power believe they could meet any short-term cash shortfall with existing credit facilities and expect to continue to manage short-term liquidity through commercial paper markets.

IDACORP and Idaho Power monitor capital markets with a view toward opportunistic debt and equity transactions, taking into account current and potential future long-term needs. As a result, IDACORP may issue debt securities or common stock, and Idaho Power may issue debt securities, if the companies believe terms available in the capital markets are favorable and that issuances would be financially prudent. Idaho Power also periodically analyzes whether partial or full early redemption of one or more existing outstanding series of first mortgage bonds is desirable, and in some cases may refinance indebtedness with new indebtedness issued with more favorable terms. To that end, on March 10, 2016, Idaho Power issued $120 million in principal amount of 4.05% first mortgage bonds, Series J, maturing on March 1, 2046. On April 11, 2016, Idaho Power redeemed, prior to maturity, its $100 million in principal amount of 6.15% first mortgage bonds, Series H, due April 2019. In accordance with the redemption provisions of the original terms of the notes, the redemption included payment by Idaho Power of a make-whole premium of $14 million. The make-whole premium resulted in a current income tax deduction, which under Idaho Power's regulatory flow-through tax accounting produced an income tax benefit of approximately $5.6 million recorded in the second quarter of 2016. Idaho Power also expects to receive an incremental net benefit to net income as a result of the lower interest rate of the notes issued in March 2016 compared with the interest rate associated with the redeemed notes. Idaho Power used a portion of the net proceeds of the March 2016 sale of first mortgage bonds, medium-term notes to effect the redemption. The companies do not expect to redeem any existing outstanding debt during 2017.

IDACORP and Idaho Power seek to maintain capital structures of approximately 50 percent debt and 50 percent equity, and maintaining this ratio influences IDACORP's and Idaho Power's debt and equity issuance decisions. As of December 31, 2016, IDACORP's and Idaho Power's capital structures, as calculated for purposes of applicable debt covenants, were as follows:

	IDACORP	Idaho Power
Debt	45%	47%
Equity	55%	53%

IDACORP and Idaho Power generally maintain their cash and cash equivalents in highly liquid investments, such as U.S. Treasury Bills, money market funds, and bank deposits.

Operating Cash Flows

IDACORP's and Idaho Power's principal sources of cash flows from operations are Idaho Power's sales of electricity and transmission capacity.  Significant uses of cash flows from operations include the purchase of fuel and power, other operating expenses, interest, income taxes, and pension plan contributions. Operating cash flows can be significantly influenced by factors such as weather conditions, rates and the outcome of regulatory proceedings, and economic conditions. As fuel and purchased power are significant uses of cash, Idaho Power has regulatory mechanisms in place that provide for the deferral and recovery of the majority of the fluctuation in those costs. However, if actual costs rise above the level allowed in retail rates, deferral balances increase (reflected as a regulatory asset), negatively affecting operating cash flows until such time as those costs, with interest, are recovered from customers.
IDACORP’s and Idaho Power’s operating cash inflows in 2016 were $348 million and $311 million, respectively, a decrease of $5 million for IDACORP and $35 million decrease for Idaho Power when compared with 2015.  Significant items that affected the companies' operating cash flows in 2016 relative to 2015 were as follows:

•
changes in regulatory assets and liabilities, mostly related to the relative amounts of power supply and fixed costs deferred and collected under the Idaho rate mechanisms, decreased operating cash inflows by $19 million;

•	changes in deferred taxes and in taxes accrued and receivable combined to decrease cash flows by $3 million and $34 million at IDACORP and Idaho Power, respectively;

•
Idaho Power received $24 million of distributions from IERCo's investment in BCC for 2016, compared with $11 million in 2015. Changes in distributions from year to year are primarily driven by changes in the timing of cash needs associated with BCC; and

•
comparative changes in working capital and other assets and liabilities increased cash flows by $7 million in 2016 compared with 2015, primarily related to changes in accounts payable due to timing of payments.

IDACORP's and Idaho Power's operating cash inflows in 2015 were $353 million and $346 million, respectively, a decrease of $11 million for IDACORP and a slight increase for Idaho Power when compared with 2014. Significant items that affected the companies' operating cash flows in 2015 relative to 2014 were as follows:

•
changes in regulatory assets and liabilities, mostly related to the relative amounts of power supply and fixed costs deferred and collected under the Idaho rate mechanisms, decreased operating cash inflows by $18 million;

•	Idaho Power made $39 million of cash contributions to its defined benefit pension plan in 2015, compared with $30 million of cash contributions during 2014;

•	changes in deferred taxes and in taxes accrued and receivable combined to increase cash flows by $34 million and $50 million at IDACORP and Idaho Power, respectively; and

•
comparative changes in working capital balances due primarily to timing—principally related to a smaller decrease in accounts receivable in 2015 compared to the decrease in accounts receivable in 2014. Changes in accounts receivable balances reduced operating cash flows $16 million and $18 million for IDACORP and Idaho Power, respectively.

Investing Cash Flows

Investing activities consist primarily of capital expenditures related to new construction and improvements to Idaho Power’s generation, transmission, and distribution facilities. Idaho Power's construction expenditures, including the allowance for borrowed funds used during construction, were $297 million, $294 million, and $274 million in 2016, 2015, and 2014, respectively. These capital expenditures were primarily for construction of utility infrastructure needed to address Idaho Power’s aging plant and equipment, customer growth, and environmental and regulatory compliance requirements. As discussed in "Capital Requirements" below, Idaho Power received $8 million and $11 million in 2016 and 2015 from Boardman-to-Hemingway project joint permitting participants relating to a portion of these construction expenditures.

Idaho Power has a Rabbi trust designated to provide funding for obligations of its nonqualified defined benefit plans. In the Rabbi trust, Idaho Power purchased $15 million, $14 million, and $8 million of available-for-sale securities in 2016, 2015, and 2014, respectively. In 2016 and 2015, Idaho Power received $16 million and $34 million, respectively, of proceeds from the sales of available-for-sale securities and used $10 million and $30 million of the proceeds, respectively, to acquire company-owned life insurance.

Financing Cash Flows

Financing activities provide supplemental cash for both day-to-day operations and capital requirements as needed.  Idaho Power funds liquidity needs for capital investment, working capital, managing commodity price risk, and other financial commitments through cash flows from operations, debt offerings, commercial paper markets, credit facilities, and capital contributions from IDACORP.  IDACORP funds its cash requirements, such as payment of taxes, capital contributions to Idaho Power, and non-utility operating expenses through cash flows from operations, commercial paper markets, sales of common stock, and credit facilities. The following are significant items and transactions that affected financing cash flows in 2016, 2015, and 2014:

•	on March 10, 2016, Idaho Power issued $120 million in principal amount of 4.05% first mortgage bonds Series J, maturing March 1, 2046;

•	on April 11, 2016, Idaho Power redeemed, prior to maturity, $100 million of its 6.15% first mortgage bonds, Series H, due April 1, 2019, and paid a related make-whole premium of $14 million;

•	on March 6, 2015, Idaho Power issued $250 million in principal amount of 3.65% first mortgage bonds, Series J, maturing on March 1, 2045;

•
on April 23, 2015, Idaho Power redeemed, prior to maturity, $120 million in principal amount of 6.025% first mortgage bonds, medium-term notes due July 2018, and paid a related make-whole premium of $18 million;

•	IDACORP and Idaho Power paid dividends of approximately $105 million, $97 million, and $88 million in 2016, 2015, and 2014, respectively;

•	IDACORP's net change in commercial paper borrowings provided cash of $2 million in 2016 and used cash of $11 million and $23 million in 2015 and 2014, respectively; and

•	Idaho Power borrowed $22 million in commercial paper in December 2016.

Financing Programs and Available Liquidity

IDACORP Equity Programs: In recent years IDACORP has entered into sales agency agreements under which IDACORP could offer and sell shares of its common stock from time to time through BNY Mellon Capital Markets, LLC as IDACORP's agent. The most recent agency agreement terminated in May 2016, but IDACORP may choose to enter into a new sales agency agreement in the future. On May 20, 2016, IDACORP filed a shelf registration statement with the SEC, which became effective upon filing, for the potential offer and sale of an unspecified amount of shares of common stock. As of the date of this report, IDACORP is assessing whether to execute a new sales agency agreement for the issuance and sale of common stock, as the company does not anticipate issuing any shares of its common stock outside of its equity or deferral compensation programs in 2017.

Since 2012, IDACORP has not used original issue shares of common stock for the IDACORP, Inc. Dividend Reinvestment and Stock Purchase Plan or the Idaho Power Company Employee Savings Plan, but instead plan administrators have used market purchases of IDACORP common stock. However, IDACORP may determine at any time to use original issuances of common stock under those plans. As noted above, an important component of that determination will be IDACORP's and Idaho Power's capital structure.

Idaho Power First Mortgage Bonds: Idaho Power's issuance of long-term indebtedness is subject to the approval of the IPUC, OPUC, and Wyoming Public Service Commission (WPSC). In April and May 2016, Idaho Power received orders from the IPUC, OPUC, and WPSC authorizing Idaho Power to issue and sell from time to time up to $500 million in aggregate principal amount of debt securities and first mortgage bonds, subject to conditions specified in the orders. Authority from the IPUC is effective through May 31, 2019, subject to extension upon request to the IPUC. The OPUC's and WPSC's orders do not impose a time limitation for issuances, but the OPUC order does impose a number of other conditions, including a requirement that the interest rates for the debt securities or first mortgage bonds fall within either (a) designated spreads over comparable U.S. Treasury rates or (b) a maximum interest rate limit of seven percent.

On September 27, 2016, Idaho Power entered into a selling agency agreement with seven banks named in the agreement in connection with the potential issuance and sale from time to time of up to $500 million in aggregate principal amount of first mortgage bonds, secured medium term notes, Series K (Series K Notes), under Idaho Power’s Indenture of Mortgage and Deed of Trust, dated as of October 1, 1937, as amended and supplemented (Indenture). At the same time, Idaho Power entered into the Forty-eighth Supplemental Indenture, dated as of September 1, 2016, to the Indenture (Forty-eighth Supplemental Indenture). The Forty-eighth Supplemental Indenture provides for, among other items, (a) the issuance of up to $500 million in aggregate principal amount of Series K Notes pursuant to the Indenture and (b) the increase of the maximum amount of obligations to be secured by the Indenture to $2.5 billion (which maximum amount may be further increased or decreased by Idaho Power without the consent of the holders of first mortgage bonds). As of the date of this report, Idaho Power had not sold any first mortgage bonds, including Series K Notes, or debt securities under the selling agency agreement.

The issuance of first mortgage bonds requires that Idaho Power meet interest coverage and security provisions set forth in the Indenture. Future issuances of first mortgage bonds are subject to satisfaction of covenants and security provisions set forth in the Indenture, market conditions, regulatory authorizations, and covenants contained in other financing agreements.

The Indenture limits the amount of first mortgage bonds at any one time outstanding to $2.5 billion, and as a result the maximum amount of first mortgage bonds Idaho Power could issue as of December 31, 2016, was limited to approximately $759 million. Idaho Power may increase the $2.5 billion limit on the maximum amount of first mortgage bonds outstanding by filing a supplemental indenture with the trustee as provided in the Indenture of Mortgage and Deed of Trust. Separately, the Indenture also limits the amount of additional first mortgage bonds that Idaho Power may issue to the sum of (a) the principal amount of retired first mortgage bonds and (b) 60 percent of total unfunded property additions, as defined in the Indenture. As of December 31, 2016, Idaho Power could issue approximately $1.7 billion of additional first mortgage bonds based on retired first mortgage bonds and total unfunded property additions.

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

Each facility contains a covenant requiring each company to maintain a leverage ratio of consolidated indebtedness to consolidated total capitalization equal to or less than 65 percent as of the end of each fiscal quarter. In determining the leverage ratio, “consolidated indebtedness” broadly includes all indebtedness of the respective borrower and its subsidiaries, including, in some instances, indebtedness evidenced by certain hybrid securities (as defined in the credit agreement). “Consolidated total capitalization” is calculated as the sum of all consolidated indebtedness, consolidated stockholders' equity of the borrower and its subsidiaries, and the aggregate value of outstanding hybrid securities. At December 31, 2016, the leverage ratios for IDACORP and Idaho Power were 45 percent and 47 percent, respectively. IDACORP's and Idaho Power's ability to utilize the credit facilities is conditioned upon their continued compliance with the leverage ratio covenants included in the credit facilities. There are additional covenants, subject to exceptions, that prohibit certain mergers, acquisitions, and investments, restrict the creation of certain liens, and prohibit entering into any agreements restricting dividend payments from any material subsidiary. At December 31, 2016, IDACORP and Idaho Power believe they were in compliance with all facility covenants. Further, IDACORP and Idaho Power do not believe they will be in violation or breach of their respective debt covenants during 2017.

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

While the credit facilities provide for an original maturity date of November 6, 2020, the credit agreements grant IDACORP and Idaho Power the right to request up to two one-year extensions, in each case subject to certain conditions. On November 7, 2016, IDACORP and Idaho Power executed the first extension agreement with the consent of all the lenders, extending the maturity date under both credit agreements to November 5, 2021. No other terms of the credit facilities, including the amount of permitted borrowing under the credit agreements, were affected by the extensions.

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

Available Short-Term Borrowing Liquidity

The following table outlines available short-term borrowing liquidity as of the dates specified:

	December 31, 2016		December 31, 2015
	IDACORP(2)	Idaho Power	IDACORP(2)	Idaho Power
Revolving credit facility	$100,000	$300,000	$100,000	$300,000
Commercial paper outstanding	—	(21,800)	(20,000)	—
Identified for other use(1)	—	(24,245)	—	(24,245)
Net balance available	$100,000	$253,955	$80,000	$275,755
(1) Port of Morrow and American Falls bonds that Idaho Power could be required to purchase prior to maturity under the optional or mandatory purchase provisions of the bonds, if the remarketing agent for the bonds were unable to sell the bonds to third parties.

(2) Holding company only.

The table below presents additional information about short-term commercial paper borrowing during the years ended December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
	IDACORP(1)	Idaho Power	IDACORP(1)	Idaho Power
Commercial paper:
Year end:
Amount outstanding	$—	$21,800	$20,000	$—
Weighted average interest rate	—%	1.13%	0.88%	—%
Daily average amount outstanding during the year	$15,692	$438	$22,054	$—
Weighted average interest rate during the year	0.82%	1.13%	0.53%	—%
Maximum month-end balance	$23,900	$21,800	$43,400	$—
(1) Holding company only.

At February 17, 2017, IDACORP had no loans outstanding under its credit facility and no commercial paper outstanding, and Idaho Power had no loans outstanding under its credit facility and no commercial paper outstanding.

Impact of Credit Ratings on Liquidity and Collateral Obligations

IDACORP’s and Idaho Power’s access to capital markets, including the commercial paper market, and their respective financing costs in those markets, depends in part on their respective credit ratings.  The following table outlines the ratings of Idaho Power’s and IDACORP’s securities, and the ratings outlook, by Moody’s Investors Service and Standard & Poor’s Ratings Services as of the date of this report:

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

Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties.  As of December 31, 2016, Idaho Power had posted no performance assurance collateral.  Should Idaho Power experience a reduction in its credit rating on its unsecured debt to below investment grade, Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral, and counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions.  Based upon Idaho Power’s current energy and fuel portfolio and market conditions as of December 31, 2016, the amount of additional collateral that could be requested upon a downgrade to below investment grade is approximately $11.6 million.  To minimize capital requirements, Idaho Power actively monitors its portfolio exposure and the potential exposure to additional requests for performance assurance collateral through sensitivity analysis.

Capital Requirements

Idaho Power's construction expenditures, excluding AFUDC, were $287 million during the year ended December 31, 2016.  The table below presents Idaho Power's estimated cash requirements for construction, excluding AFUDC, for 2017 through 2021 (in millions of dollars). However, given the uncertainty associated with the timing of infrastructure projects and associated expenditures, actual expenditures and their timing could deviate substantially from those set forth in the table.

	2017	2018	2019-2021
Expected capital expenditures (excluding AFUDC)	$290-300	$285-295	$900-950

Infrastructure Projects: A significant portion of expected capital expenditures included in the five-year forecast above relate to a large number of small projects as Idaho Power continues to add to its system to accommodate growth and improve reliability and operational effectiveness. These projects involve significant capital expenditures. Examples of anticipated system enhancements planned for 2017 through 2021 and estimated costs include the following:

•	$35-$65 million per year for transmission system projects other than the Boardman-to-Hemingway and Gateway West projects;

•	$75-$95 million per year for construction and replacement of distribution lines and stations, including replacement of underground distribution cables;

•	$25-$45 million per year for ongoing improvements and replacements at coal- and natural gas-fired plants;

•	$45-$65 million per year for hydroelectric plant improvement programs, including relicensing and mitigation costs; and

•	$45-$65 million per year for general plant improvements, such as land and buildings, vehicles, information technology, and communication equipment.

Other Major Infrastructure Projects: Idaho Power has recently completed or is engaged in the development of a number of significant projects and has entered into arrangements with third parties for joint development of infrastructure projects. The most notable projects are described below.

Jim Bridger Plant Selective Catalytic Reduction Equipment: Idaho Power and the plant co-owners recently completed installation of selective catalytic reduction (SCR) equipment to reduce nitrogen oxide (NOx) emissions at the Jim Bridger power plant, in order to comply with regional haze rules. The regional haze rules provided for installation of SCR on unit 3 and unit 4. The rules provide for an equivalent technology for NOx reductions on unit 2 by 2021 and unit 1 by 2022. Idaho Power has expended $100 million, excluding AFUDC, on SCR installation at units 3 and 4 through December 31, 2016. The unit 3 SCR was operating as of November 2015, and the unit 4 SCR was operating as of November 2016. In light of the uncertainty resulting from pending environmental regulation and the substantial estimated cost of the SCR installation, as of the date of this report, Idaho Power is assessing whether to move forward with the installation of SCR on units 1 and 2 at the Jim Bridger power plant. The expected capital expenditures in the table above do not include any estimated expenditures relating to the installation of SCR on units 1 and 2.

Boardman-to-Hemingway Transmission Line: The Boardman-to-Hemingway line, a proposed 300-mile, 500-kV transmission project between a station near Boardman, Oregon, and the Hemingway station near Boise, Idaho, would provide transmission service to meet future resource needs. The Boardman-to-Hemingway line was included in the preferred resource portfolio in Idaho Power’s 2015 IRP. In January 2012, Idaho Power entered into a joint funding agreement with PacifiCorp and the Bonneville Power Administration to pursue permitting of the project. The joint funding agreement provides that Idaho Power's interest in the permitting phase of the project would be approximately 21 percent, and that during future negotiations relating to construction of the transmission line Idaho Power would seek to retain that percentage interest in the completed project. Assuming both other participants fund their full share of the total cost of the permitting phase of the project, Idaho Power's estimated share of the cost of the permitting phase of the project is approximately $44 million, including Idaho Power's AFUDC. Total cost estimates for the project are between $1.0 billion and $1.2 billion, including AFUDC. This cost estimate excludes the impacts of inflation and price changes of materials and labor resources that may occur following the date of the estimate. Idaho Power's share of the permitting phase of the project (excluding AFUDC) is included in the capital requirements table above in addition to approximately $45 million of Idaho Power's share of costs related to early construction efforts primarily included in the periods 2019-2021. These preliminary estimates of Idaho Power’s share of early construction costs could significantly change as the construction timeline nears and as the project participants further align on future activities and estimates.

Approximately $87 million has been expended on the Boardman-to-Hemingway project through December 31, 2016. Pursuant to the terms of the joint funding arrangements, Idaho Power has received approximately $42 million of that amount as reimbursement from the project participants as of December 31, 2016. Idaho Power has accrued in receivables approximately $16 million more that will be billed by Idaho Power in the future to the project participants for expenses Idaho Power has incurred, for a total amount reimbursable by joint permitting participants of $58 million. In addition to the $58 million amount, $6 million is subject to reimbursement at a later date from the joint permitting participants, assuming their continued participation in the project, for expenses Idaho Power incurred prior to execution of the joint funding arrangements. Joint permitting participants are obligated to reimburse Idaho Power for their share of any future project permitting expenditures incurred by Idaho Power. Idaho Power plans to seek recovery of its share of project costs through the regulatory process.

The permitting phase of the Boardman-to-Hemingway project is subject to federal review and approval by the U.S. Bureau of Land Management (BLM), the U.S. Forest Service, the Department of the Navy, the Army Corps of Engineers, and certain other federal agencies. The BLM, as the lead federal agency on the National Environmental Policy Act review, issued a final environmental impact statement (EIS) for the project on November 25, 2016. As of the date of this report, the BLM's schedule provides for the issuance of a record of decision in 2017. In the separate Oregon state permitting process, Idaho Power expects its amended preliminary application for site certificate to be deemed complete by the Oregon Department of Energy in 2017. Idaho Power is unable to determine an in-service date for the line but, given the status of ongoing permitting activities, expects the in-service date would be in 2023 or beyond.

Gateway West Transmission Line: Idaho Power and PacifiCorp are pursuing the joint development of the Gateway West project, a 500-kV transmission project between a station located near Douglas, Wyoming and the Hemingway station. In January 2012, Idaho Power and PacifiCorp entered a joint funding agreement for permitting of the project. Idaho Power's estimated cost for the permitting phase of the Gateway West project is approximately $60 million, including AFUDC. Idaho Power has expended approximately $32 million on the permitting phase of the project through December 31, 2016. As of the date of this report, Idaho Power estimates the total cost for its share of the project (including both permitting and construction) to be between $200 million and $400 million, including AFUDC. Idaho Power's share of the permitting phase of the project (excluding AFUDC) is included in the capital requirements table above in addition to approximately $35 million of Idaho Power's share of costs related to early construction efforts primarily in the periods 2019-2021. These preliminary estimates of Idaho Power’s share of early construction costs could significantly change as the construction timeline nears and as the project participants further align on future activities and estimates.

The permitting phase of the Gateway West project is subject to review and approval of the BLM. The BLM released its record of decision in November 2013 for eight of the ten transmission line segments. On January 20, 2017, the BLM released its record of decision for the remaining two transmission line segments. In September 2016, the U.S. Department of Interior Board of Land Appeals affirmed the BLM's November 2013 record of decision, which was challenged by certain third-parties. In February 2017, the State of Idaho and others filed with the U.S. Department of Interior Board of Land Appeals notices of appeal and requests for a stay of the BLM’s record of decision.

Hells Canyon Complex Relicensing: The HCC, located on the Snake River where it forms the border between Idaho and Oregon, provides approximately 68 percent of Idaho Power's hydroelectric generating nameplate capacity and 32 percent of its total generating nameplate capacity. Idaho Power has been engaged in the process of obtaining from the FERC a new long-term license for the HCC. The past and anticipated future costs associated with obtaining a new long-term license for the HCC are significant. As of the date of this report, Idaho Power estimates that the annual costs it will incur to obtain a new long-term license for the HCC, including AFUDC but excluding costs expected to be incurred for complying with the license after issuance, are likely to range from $25 million to $35 million until issuance of the license, which Idaho Power estimates will occur no earlier than 2021. Idaho Power expects that the annual capital expenditures and operating and maintenance expenses associated with compliance with the terms and conditions of the long-term license could also be substantial, but the company is currently unable to estimate those costs in light of the uncertainty surrounding the ultimate terms and conditions that may be included in the license. Idaho Power intends to seek recovery of those relicensing and compliance costs in rates through the regulatory process. Refer to "Regulatory Matters" in this MD&A for additional details relating to the relicensing process.

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

Long-Term Resource Planning: The IPUC and OPUC require that Idaho Power prepare biennially an IRP. Idaho Power filed its most recent IRP in June 2015 and expects to file its 2017 IRP in June 2017.  The IRP seeks to forecast Idaho Power's loads and resources for a 20-year period, analyzes potential supply-side and demand-side resource options, and identifies potential near-term and long-term actions. The 2015 IRP included as near-term action items the continued permitting and planning for the Boardman-to-Hemingway transmission line and further investigation of the early retirement of the North Valmy power plant in collaboration with the plant's co-owner. Idaho Power filed applications with the IPUC and OPUC in October and November 2016, respectively, requesting accelerated depreciation of the North Valmy plant in connection with the potential early closure of the plant, which remain pending. The near-term action plan also included commencement of an economic evaluation of environmental control retrofits for units 1 and 2 at the Jim Bridger power plant. Additional information on Idaho Power's 2015 IRP and 2017 IRP is included in Part I, Item 1 - "Business - Resource Planning" in this report.

Defined Benefit Pension Plan Contributions and Recovery

Idaho Power contributed $40 million, $39 million, and $30 million to its defined benefit pension plan in 2016, 2015, and 2014, respectively. Idaho Power estimates that it has no minimum contribution requirement for 2017, though it plans to contribute between $20 million and $40 million to the pension plan during 2017. Idaho Power's contributions are made in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions to mitigate the cost of being in an underfunded position. In 2017 and beyond, Idaho Power expects continuing significant contribution obligations under the pension plan. Refer to Note 11 - "Benefit Plans" to the consolidated financial statements included in this report and the section titled "Contractual Obligations" below in this MD&A for information relating to those obligations.

Idaho Power defers its Idaho-jurisdiction pension expense as a regulatory asset until recovered from Idaho customers.  As of December 31, 2016, Idaho Power's deferral balance associated with the Idaho jurisdiction was $105 million. Deferred pension costs are expected to be amortized to expense to match the revenues received when contributions are recovered through rates.  Idaho Power only records a carrying charge on the unrecovered balance of cash contributions. The IPUC has authorized Idaho Power to recover and amortize $17 million of deferred pension costs annually, and has applied $68 million against the deferred amount under its Idaho sharing mechanisms since 2011. The primary impact of pension contributions is on the timing of cash flows, as cost recovery lags behind the timing of contributions.

Contractual Obligations

The following table presents IDACORP’s and Idaho Power’s contractual cash obligations as of December 31, 2016, for the respective periods in which they are due:

	Payments Due by Period
	Total	2017	2018-2019	2020-2021	Thereafter
	(millions of dollars)
Long-term debt(1)	$1,766	$1	$—	$230	$1,535
Future interest payments(2)	1,464	82	163	151	1,068
Operating leases(3)	48	3	8	8	29
Purchase obligations:
Cogeneration and small power production(4)	4,309	229	465	465	3,150
Fuel supply agreements	206	57	31	17	101
Other(4)	181	39	40	22	80
Pension and postretirement benefit plans(5)	246	8	78	115	45
Other long-term liabilities	1	1	—	—	—
Total	$8,221	$420	$785	$1,008	$6,008
(1) For additional information, see Note 4 – “Long-Term Debt” to the consolidated financial statements included in this report.
(2) Future interest payments are calculated based on the assumption that all debt is outstanding until maturity.  For debt instruments with variable rates, interest is calculated for all future periods using the rates in effect at December 31, 2016.

(3) The operating leases include right-of-way easements. Approximately $13 million of the obligations included have contracts that do not specify terms related to expiration.  As these contracts are presumed to continue indefinitely, ten years of information, estimated based on current contract terms, has been included in the table for presentation purposes.

(4) Approximately $6 million of the amounts in cogeneration and small power production and $23 million of the amounts in other purchase obligations are contracts that do not specify terms related to expiration.  As these contracts are presumed to continue indefinitely, ten years of information, estimated based on current contract terms, has been included in the table for presentation purposes. Other purchase obligations also includes Idaho Power's estimated proportionate funding obligation for goods and services under non-fuel purchase agreements at its jointly-owned generation facilities. In some instances, Idaho Power is not a direct party to an underlying purchase agreement, but is obligated under the instruments governing the joint ventures to reimburse the co-owner for payments the co-owner makes pursuant to the purchase agreement. Those estimated amounts have been included in the table above.

(5) Idaho Power estimates pension contributions based on actuarial data. As of the date of this report, Idaho Power cannot estimate pension contributions beyond 2021 with any level of precision, and amounts through 2021 are estimates only and are subject to change. For more information on pension and postretirement plans, refer to Note 11 – "Benefit Plans" to the consolidated financial statements included in this report.

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

IDACORP has a dividend policy that provides for a target long-term dividend payout ratio of between 50 and 60 percent of sustainable IDACORP earnings, with the flexibility to achieve that payout ratio over time and to adjust the payout ratio or to deviate from the target payout ratio from time to time based on the various factors that drive IDACORP's board of directors' dividend decisions. Notwithstanding the dividend policy adopted by IDACORP's board of directors, the dividends IDACORP pays remain in the discretion of the board of directors who, when evaluating the dividend amount, will continue to take into account the factors above, among others. In September of 2014, 2015, and 2016, IDACORP's board of directors voted to increase the quarterly dividend to $0.47 per share, $0.51 per share, and $0.55 per share of IDACORP common stock, respectively. IDACORP's dividends during 2016 were 53 percent of actual 2016 earnings.

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

Off-Balance Sheet Arrangements

Through a self-bonding mechanism, Idaho Power guarantees its portion of reclamation activities and obligations at BCC, of which IERCo owns a one-third interest. This guarantee, which is renewed annually with the Wyoming Department of Environmental Quality, was $71 million at December 31, 2016, representing IERCo's one-third share of BCC's total reclamation obligation of $212 million. BCC has a reclamation trust fund set aside specifically for the purpose of paying these reclamation costs. At December 31, 2016, the value of the reclamation trust fund totaled $78 million. During 2016, the reclamation trust fund distributed approximately $6 million for reclamation activity costs associated with the BCC surface mine. BCC periodically assesses the adequacy of the reclamation trust fund and its estimate of future reclamation costs. To ensure that the reclamation trust fund maintains adequate reserves, BCC adds a per-ton surcharge to coal sales. Because of the existence of the fund and the ability to apply a per-ton surcharge, the estimated fair value of this guarantee is minimal.

REGULATORY MATTERS

Introduction

Idaho Power's regulatory strategy takes into consideration short-term and long-term needs for rate relief and involves several factors that can affect the timing of rate filings. These factors include, among others, in-service dates of major capital investments, the timing of changes in major revenue and expense items, and customer growth rates. Idaho Power's most recent general rate cases in Idaho and Oregon were filed during 2011, and Idaho Power filed a large single-issue rate case for the Langley Gulch power plant in Idaho and Oregon in 2012. These significant rate cases resulted in the resetting of base rates in both Idaho and Oregon during 2012. Idaho Power also reset its base-rate power supply expenses in the Idaho jurisdiction for purposes of updating the collection of costs through retail rates in 2014, but without a resulting net increase in rates. Between general rate cases, Idaho Power relies upon customer growth, power cost adjustment mechanisms, tariff riders, and other mechanisms to reduce the impact of regulatory lag, which refers to the period of time between making an investment or incurring an expense and recovering that investment or expense and earning a return. Management's regulatory focus in recent years has been largely on regulatory settlement stipulations and the design of rate mechanisms. During 2017, Idaho Power plans to continue to assess its need to file, and timing of, a general rate case in its two retail jurisdictions, based on its consideration of the factors described above.

Notable Retail Rate Changes in Idaho and Oregon

Included in the table that follows are notable regulatory developments during 2014, 2015, and 2016 that affected Idaho Power's results for the periods. Also refer to Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report for a description of regulatory mechanism and associated orders of the IPUC and OPUC, which should be read in conjunction with the discussion of regulatory matters in this MD&A.

Description	Effective Date	Estimated Annualized Revenue Impact (millions)(1)
2014 Idaho FCA(2)	6/1/2014	$6
2014 Idaho PCA(2)(3)	6/1/2014	(88)
Transfer of power supply costs from the Idaho PCA mechanism to Idaho base rates(4)	6/1/2014	99
2015 Idaho FCA(2)	6/1/2015	2
2015 Idaho PCA(2)(5)	6/1/2015	(12)
2016 Idaho FCA(2)	6/1/2016	11
2016 Idaho PCA(2)(6)	6/1/2016	17

(1) The annual amount collected in rates is typically not recovered on a linear basis (i.e., 1/12th per month), and is instead recovered in proportion to general business sales volumes.
(2) The rate changes for the Idaho PCA and FCA are applicable only for one-year periods. Similarly, a portion of the rate changes from the Oregon APCU are applicable only for one-year periods.
(3) 2014 PCA rates reflect (a) the application of $20.0 million of surplus Idaho energy efficiency rider funds, (b) $8.0 million of customer revenue sharing for the year 2013 under a regulatory settlement agreement approved in December 2011, and (c) a $99.0 million shift in base net power supply expenses from recovery via the PCA mechanism to recovery through base rates.

(4) See footnote (3) above. Approval of the transfer of collection of specified power supply costs from the Idaho PCA mechanism to Idaho base rates resulted in no net change in customer rates.
(5) 2015 Idaho PCA rates reflect the application of (a) a customer rate credit of $8.0 million for sharing of revenues with customers for the year 2014 under the terms of a December 2011 settlement stipulation, (b) a $1.5 million customer benefit relating to a change to the PCA methodology described below, and (c) $4.0 million of surplus Idaho energy efficiency rider funds.

(6) 2016 Idaho PCA rates reflect the application of (a) a customer rate credit of $3.2 million for sharing of revenues with customers for the year 2015 under the terms of an October 2014 settlement stipulation and (b) $4.0 million of surplus Idaho energy efficiency rider funds.

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

In March 2014, the IPUC issued an order approving Idaho Power's application requesting an increase of approximately $106 million in the normalized or "base level" net power supply expense on a total-system basis to be used to update base rates and in the determination of the PCA rate that became effective June 1, 2014. Approval of the order removed the Idaho-jurisdictional portion of those expenses (approximately $99 million) from collection via the PCA mechanism and instead results in collecting that portion through base rates.

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

In 2016, Idaho Power's Idaho ROE was between 9.5 and 10.0 percent, and thus Idaho Power recorded no additional ADITC amortization and no provision for sharing with customers. Accordingly, at December 31, 2016, the full $45 million of additional ADITC remains available for future use under the terms of the settlement stipulation.

Idaho Power recorded the following for sharing with customers under the December 2011 and October 2014 Idaho Settlement Stipulations (in millions):

Year	Recorded as Refunds to Customers	Recorded as a Pre-tax Charge to Pension Expense
2016	$—	$—
2015	$3.2	$—
2014	$8.0	$16.7
2013	$7.6	$16.5
2012	$7.2	$14.6

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

Deferred Net Power Supply Costs

Deferred power supply costs represent certain differences between Idaho Power's actual net power supply costs and the costs included in its retail rates, the latter being based on annual forecasts of power supply costs. Deferred power supply costs are recorded on the balance sheets for future recovery or refund through customer rates. Idaho Power's power cost adjustment mechanisms in its Idaho and Oregon jurisdictions provide for annual adjustments to the rates charged to retail customers. The power cost adjustment mechanisms and associated financial impacts are described in "Results of Operations" in this MD&A and in Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report.

Factors that have influenced power cost adjustment rate changes in recent years include year-to-year volatility in hydroelectric generation conditions, market energy prices and the volume of off-system sales, power purchase costs from renewable energy projects, and revenue sharing under Idaho regulatory settlement stipulations. From year to year, these factors can vary significantly, which can result in significant accruals and deferrals under the power cost adjustment mechanisms. The power cost adjustment rate changes reflected in the table under the heading "Notable Retail Rate Changes in Idaho and Oregon" are illustrative of the volatility of net power supply costs and the impact on power cost adjustment rates.

As noted above under the heading "Idaho and Oregon General Rate Cases and Base Rate Adjustments," in light of the existence of permanent increases in power supply costs, in March 2014 the IPUC issued an order approving Idaho Power's application requesting recovery of a portion of its ongoing power supply costs through base rates rather than through the PCA mechanism.

The following table summarizes the change in deferred net power supply costs over the prior two years.

	Idaho	Oregon(1)	Total
Balance at December 31, 2014	$54,512	$4,677	$59,189
Current period net power supply costs deferred	35,802	—	35,802
Revenue sharing	(7,999)	—	(7,999)
Energy efficiency rider funds	(4,000)	—	(4,000)
Prior amounts recovered through rates	(32,519)	(2,294)	(34,813)
SO2 allowance and renewable energy certificate (REC) sales	(1,575)	(70)	(1,645)
Interest and other	335	351	686
Balance at December 31, 2015	44,556	2,664	47,220
Current period net power supply costs deferred	43,841	—	43,841
Revenue sharing	(3,171)	—	(3,171)
Energy efficiency rider funds	(3,970)	—	(3,970)
Prior amounts recovered through rates	(27,316)	(2,502)	(29,818)
SO2 allowance and renewable energy certificate (REC) sales	(874)	(41)	(915)
Interest and other	376	307	683
Balance at December 31, 2016	$53,442	$428	$53,870
(1) Oregon power supply cost deferrals are subject to a statute that specifically limits rate amortizations of deferred costs to six percent of gross Oregon revenue per year (approximately $3 million).  Deferrals are amortized sequentially.

Anticipated Participation in Western Energy Imbalance Market

In January 2017, the IPUC issued an order authorizing Idaho Power’s requested deferral accounting treatment for costs associated with joining the Western EIM.  Idaho Power can defer costs incurred until the earlier of when Idaho Power requests recovery of the costs and the deferral balance or the end of 2018. Idaho Power anticipates that it will begin participating in the Western EIM in the spring of 2018. The Western EIM is intended to reduce the power supply costs to serve customers through more efficient dispatch of a larger and more diverse pool of resources, to integrate intermittent power from renewable generation sources more effectively, and to enhance reliability. Refer to Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report for additional information relating to Idaho Power's anticipated participation in the Western EIM.

Open Access Transmission Tariff Rate Proceedings

Idaho Power uses a formula rate for transmission service provided under its OATT, which allows transmission rates to be updated annually based primarily on financial and operational data Idaho Power files with the FERC. In August 2016, Idaho Power filed its 2016 final transmission rate with the FERC, reflecting a transmission rate of $25.52 per kW-year, to be effective for the period from October 1, 2016, to September 30, 2017. Idaho Power's final rate was based on a net annual transmission revenue requirement of $127.4 million. Historic OATT rate information is included in Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report.

Transmission Revenues Associated with Asset Exchange Transaction

Effective in October 2015, Idaho Power and PacifiCorp each transferred to the other certain interests in transmission-related equipment. In connection with that transaction, the companies terminated or amended a number of long-term agreements between Idaho Power and PacifiCorp related to the ownership and operation of transmission-related equipment and transmission services. In 2014, Idaho Power collected approximately $8 million in transmission revenues under long-term transmission agreements that were terminated in connection with the asset exchange transaction. As a result of the transaction and termination of those long-term transmission agreements, Idaho Power's OATT rate increased; however, in accordance with a FERC order, the current formula rate methodology will phase in the increase over a two-year period from October 1, 2016 through September 30, 2018.

In compliance with the IPUC's order approving the asset exchange transaction, Idaho Power submitted to the IPUC a request for verification that its regulatory accounting method reflecting a symmetrical tracking of changes in transmission revenues resulting specifically from the asset exchange with PacifiCorp complies with the IPUC’s order. As an alternative proposed by Idaho Power to its symmetrical tracking, in August 2016, the IPUC ordered that any changes in transmission revenues resulting from the asset exchange will be addressed, prospectively, in Idaho Power's next general rate case.

Depreciation Rate Requests

In October and November 2016, Idaho Power filed applications with the IPUC and OPUC, respectively, requesting authorization to (a) accelerate depreciation for the North Valmy coal-fired power plant, to allow the plant to be fully depreciated by December 31, 2025, (b) establish a balancing account to track the incremental costs and benefits associated with the accelerated depreciation date, and (c) adjust customer rates to recover the associated incremental annual levelized revenue requirement in an aggregate amount of $29.6 million. Idaho Power also filed applications with the IPUC and OPUC requesting approval to institute revised depreciation rates for Idaho Power's other electric plant-in-service and adjust base rates by an aggregate of $7.4 million to reflect the revised depreciation rates applied to electric plant-in-service balances subject to the most recent general rate case. The depreciation filings are described in Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report.

Relicensing of Hydroelectric Projects

Overview: Idaho Power, like other utilities that operate non-federal hydroelectric projects on qualified waterways, obtains licenses for its hydroelectric projects from the FERC.  These licenses have a term of 30 to 50 years depending on the size, complexity, and cost of the project.  The expiration dates for the FERC licenses for each of the facilities are included in Part I - Item 2 - "Properties" in this report. Costs for the relicensing of Idaho Power's hydroelectric projects are recorded in construction work in progress until a new multi-year license is issued by the FERC, at which time the charges are transferred to electric plant in service. Idaho Power will submit relicensing costs and costs related to new licenses to regulators for recovery through the ratemaking process and, in December 2016, submitted a request for a determination of prudency, which is described below. As of December 31, 2016, relicensing costs of $249 million for the HCC, Idaho Power's largest hydroelectric complex and a major relicensing effort, were included in construction work in progress. As of the date of this report, the IPUC authorizes Idaho Power to include in its Idaho jurisdiction rates approximately $6.5 million annually ($10.7 million when grossed-up for the effect of income taxes) of AFUDC relating to the HCC relicensing project. Collecting these amounts now will reduce the amount collected in the future once the HCC relicensing costs are approved for recovery in base rates. As of December 31, 2016, Idaho Power's regulatory liability for collection of AFUDC relating to the HCC was $103 million. In addition to the discussion below, refer to "Environmental Matters" in this MD&A for a discussion of environmental compliance under FERC licenses for Idaho Power's hydroelectric generating plants.

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

In connection with its relicensing efforts, Idaho Power has filed water quality certification applications, required under Section 401 of the CWA, with the states of Idaho and Oregon requesting that each state certify that any discharges from the project comply with applicable state water quality standards.  Section 401 of the CWA requires that a state either approve or deny a Section 401 water quality certification application within one year of the filing of the application or the state may be considered to have waived its certification authority under the CWA.  As a consequence, Idaho Power has been filing and withdrawing its Section 401 certification applications with Oregon and Idaho on an annual basis while it has been working with the states to identify measures that will provide reasonable assurance that discharges from the HCC will adequately address applicable water quality standards. In the 2016 Section 401 certification application process, Oregon required Idaho Power to comply with fish passage and reintroduction conditions. Idaho's water quality certification, however, specifically forbids Idaho Power from reintroducing certain fish protected under the ESA, into Idaho's waters. On November 30, 2016, Idaho Power filed a petition with the FERC requesting that the FERC resolve the conflict between Oregon's and Idaho's conditions and declare that the FPA pre-empts the Oregon state law. In January 2017, the FERC issued an order denying Idaho Power’s petition, stating that the petition for a declaratory order was premature, cannot realistically be considered separately from the issue of the states’ certification authority under the CWA Section 401, and raises issues that are beyond the FERC’s authority to decide. As of the date of this report, Idaho Power is considering other actions it may take to obtain a resolution of the issue.

In September 2007, in connection with the issuance of its final EIS, the FERC notified the NMFS and the USFWS of its determination that the licensing of the HCC was likely to adversely affect ESA-listed species, including the bull trout and fall Chinook salmon and steelhead, under the NMFS's and USFWS's jurisdiction and requested that the NMFS and USFWS initiate formal consultation under Section 7 of the ESA on the licensing of the HCC.  Each of the NMFS and USFWS responded to the FERC that the conditions relating to the licensing of the HCC were not fully described or developed in the final EIS as the measures to address the water quality effects of the project were yet to be fully defined by the Section 401 certification process.  The NMFS and USFWS therefore recommended that formal consultation under the ESA be delayed until the Section 401 certification process is completed.

Idaho Power continues to work with Idaho and Oregon in the development of measures to provide reasonable assurance that any discharges from the HCC will comply with applicable state water quality standards so that appropriate water quality certifications can be issued for the project, and continues to cooperate with the USFWS, NMFS, and the FERC in an effort to address ESA concerns. Idaho Power has begun the process for construction of new aerated runners at the Brownlee project (part of the HCC) at an estimated cost of $50 million. The first of four units was installed in 2016 and Idaho Power plans to install one unit in each year from 2017 through 2019. Other measures that have been proposed or considered have included modification of spillways at two dams in the HCC to address total dissolved gas issues, and upstream watershed improvements or the installation of a temperature control structure to address water temperatures during a small portion of the year. If Idaho Power is required to take these or other additional measures to satisfy relicensing requirements, it could add substantially to project costs. Idaho Power continues to work with the Oregon and Idaho Departments of Environmental Quality on the water quality certification issue and the water quality measures that will be required to obtain 401 certification.

As of the date of this report, Idaho Power is unable to predict the timing of issuance by the FERC of any license order or the ultimate capital investment and ongoing operating and maintenance costs Idaho Power will incur in complying with any new license. However, as of the date of this report, Idaho Power estimates that the annual costs it will incur to obtain a new long-term license for the HCC, including AFUDC but excluding costs expected to be incurred for complying with the license after issuance, are likely to range from $25 million to $35 million until issuance of the license, which Idaho Power estimates will occur no earlier than 2021. In light of the costs incurred and the considerable passage of time, in December 2016, Idaho Power filed an application with the IPUC requesting a determination that Idaho Power's expenditures of $220.8 million through year-end 2015 on relicensing of the HCC were prudently incurred, and thus eligible for future inclusion in retail rates.

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

Pursuant to an IPUC order, Idaho Power is selling its near-term RECs and returning to customers their share (shared 95% with customers in the Idaho jurisdiction) of those proceeds through the PCA.  For the years ended December 31, 2016, 2015, and 2014, Idaho Power's REC sales totaled $1.0 million, $1.8 million, and $3.2 million, respectively.  The comparative decrease in REC sales resulted primarily from the elimination of a REC purchase and sale agreement with a third party.

Were Idaho Power to be subject to additional RPS legislation, it may cease in full or in part the sale of RECs it receives, seek to obtain RECs from additional projects, generate RECs from any REC-generating facilities it owns or may be required to construct in light of an RPS, or purchase RECs in the market. Historically, Idaho Power has generally not received the RECs associated with PURPA projects. However, an order issued by the IPUC in December 2012, described below, provides that Idaho Power will own a portion of the RECs generated by some PURPA projects. The required purchase of additional RECs to meet RPS requirements would increase Idaho Power's costs, which Idaho Power expects would be wholly or largely passed on to customers through rates and the power cost adjustment mechanisms.

Renewable and Other Energy Contracts: Idaho Power has contracts for the purchase of power from both CSPP projects under PURPA and non-CSPP renewable generation sources such as biomass, wind, solar, small hydroelectric projects, and two geothermal projects. Idaho Power purchases wind power from both CSPP and non-CSPP facilities, including its largest non-CSPP wind power project—the Elkhorn Valley wind project with a 101-MW nameplate capacity. As of December 31, 2016, Idaho Power had contracts to purchase energy from 117 on-line CSPP projects, twelve additional projects expected to come on-line in 2017, and three projects expected to come on-line in 2019. The following table sets forth, as of December 31, 2016, the resource type and nameplate capacity of Idaho Power's signed CSPP and non-CSPP related agreements. These agreements have original contract terms ranging from one to 35 years.

Resource Type	Total On-line (MW)	Began operating during 2016 (MW)	Under Contract but not yet On-line (MW)	Total Projects under Contract (MW)
CSPP:
Wind	577	—	50	627
Solar	170	170	129	299
Hydroelectric	148	1	8	156
Other	50	—	—	50
Total CSPP	945	171	187	1,132
Non-CSPP:
Wind	101	—	—	101
Geothermal	35	—	—	35
Total non-CSPP	136	—	—	136

All but three of the projects not yet on-line are expected to be on-line no later than mid-year 2017 (three solar projects are scheduled to be on-line in 2019).

In April 2015, Idaho Power made filings with the OPUC requesting, among other things, a reduction in the term of standard PURPA power purchase agreements from 20 years to two years for projects above 100 kW, in a manner consistent with its Idaho jurisdiction where the IPUC reduced the length of PURPA contracts that involve avoided-cost-based pricing to two years, and a temporary suspension of Idaho Power's obligation to enter into new fixed-price standard PURPA agreements during the pendency of the proceedings. In March 2016, the OPUC issued an order permanently reducing the eligibility cap for solar project standard contracts to 3 MW, with all other resource types retaining an eligibility cap of 10 MW. In its order, the OPUC retained the requirement for up to 20-year contract lengths for Oregon jurisdictional projects, comprised of 15 years of fixed prices and five years of market index prices.

In June 2016, the FERC held a technical conference on implementation issues under PURPA, including the mandatory power purchase obligation and the methods for determining avoided costs for those purchases. The conference also involved a discussion of PURPA project siting issues and minimum contract term lengths. In September 2016, the FERC filed a notice inviting post-technical conference comments on (1) the use of the "one-mile rule" to determine the size of an entity seeking certification as a small power production qualifying facility and (2) minimum standards for PURPA-purchase contracts. In November 2016, Idaho Power provided comments to the FERC specifically addressing Idaho Power’s position regarding the two items of which the FERC invited comments. Idaho Power is unable to predict what policy or rulemaking actions or proceedings, if any, on PURPA-related issues will result from the technical conference.

ENVIRONMENTAL MATTERS

Overview

Idaho Power is subject to a broad range of federal, state, regional, and local laws and regulations designed to protect, restore, and enhance the environment, including the CAA, the CWA, the Resource Conservation and Recovery Act, the Toxic Substances Control Act, the Comprehensive Environmental Response, Compensation and Liability Act, and the ESA, among other laws. These laws are administered by a number of federal, state, and local agencies. In addition to imposing continuing compliance obligations and associated costs, these laws and regulations provide authority to regulators to levy substantial penalties for noncompliance, injunctive relief, and other sanctions. Idaho Power's three co-owned coal-fired power plants and three natural gas-fired combustion turbine power plants are subject to many of these regulations. Idaho Power's 17 hydroelectric projects are also further subject to a number of water discharge standards and other environmental requirements.

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

Current and future environmental laws and regulations will increase the cost of operating fossil fuel-fired generation plants and constructing new generation and transmission facilities, in large part through the substantial cost of permitting activities and the required installation of additional pollution control devices. In many parts of the United States, some higher-cost, high-emission coal-fired plants have ceased operation or the plant owners have announced a near-term cessation of operation, as the cost of compliance makes the plants uneconomical to operate. The decision to agree to cease operation of the Boardman coal-fired plant, in which Idaho Power owns a 10 percent interest, by the end of 2020, was based in part on the significant future cost of compliance with environmental laws and regulations. Idaho Power filed an application with the IPUC and OPUC in October and November 2016, respectively, requesting accelerated depreciation of the North Valmy plant in connection with the potential early closure of the plant. Additionally, in light of the uncertainty resulting from pending environmental regulation and the substantial estimated cost of SCR controls, Idaho Power is assessing whether to move forward with the installation of SCR on units 1 and 2 at the Jim Bridger coal-fired power plant.

In addition to increasing costs generally, these environmental laws and regulations could affect IDACORP's and Idaho Power's results of operations and financial condition if the costs associated with these environmental requirements and early plant retirements cannot be fully recovered in rates on a timely basis. Part I, Item 1 - “Business - Utility Operations - Environmental Regulation and Costs” in this report includes a summary of Idaho Power's expected capital and operating expenditures for environmental matters during the period from 2017 to 2019. Given the uncertainty of future environmental regulations and technological advances, Idaho Power is unable to predict its environmental-related expenditures beyond 2019, though they could be substantial. Furthermore, the recent presidential and congressional elections in the United States could result in significant changes in, and uncertainty with respect to, legislation, regulation, and government policy regarding environmental matters. Idaho Power may delay making operational changes or environmental-related expenditures while such changes are pending to avoid implementing uncertain laws, rules, and policies.

Endangered Species Act Matters

Overview: The listing of a species of fish, wildlife, or plants as threatened or endangered under the ESA may have an adverse impact on Idaho Power's ability to construct generation, transmission, or distribution facilities or relicense or operate its hydroelectric facilities. When a species is added to the federal list of threatened and endangered species, it is protected from “take,” which is defined to include harming the species. The ESA directs that, concurrent with a designation of a threatened or endangered species, and where prudent and determinable, the applicable agencies also designate “any habitat of such species which is then considered to be critical habitat.” The ESA also provides that each federal agency must ensure that any action they authorize, fund, or carry out is not likely to jeopardize the continued existence of a listed species or result in the destruction or adverse modification of its critical habitat. If an action is determined to result in adverse modification of critical habitat, the federal agency must adopt changes to the proposed action to avoid the adverse modification. These changes are often quite extensive and can affect the size, scope, and even the feasibility of a project moving forward. In February 2016, the U.S. Fish and Wildlife Service (USFWS) and the NMFS issued a set of regulatory and policy changes relating to critical habitat and adverse modification determinations under the ESA. While the ultimate impact of implementation of those changes is yet to be determined, taken as a whole, Idaho Power believes that the changes could result in the applicable agencies having greater authority in making designations of critical habitat and could increase the likelihood of adverse modification determinations.

The construction of generation, transmission, or distribution facilities and the relicensing of Idaho Power's hydroelectric projects can be federally authorized actions that fall under the ESA. There are a number of threatened or endangered species within Idaho Power's service area and within or near proposed transmission line routes, including the slickspot peppergrass. Further, there are a number of ESA-listed fish and other aquatic species located in waterways in which Idaho Power has hydroelectric facilities, including fall Chinook salmon, bull trout, Bliss Rapids snail, and Snake River physa snail. To date, efforts to protect these and other listed species have not significantly affected generation levels or operating costs at any of Idaho Power's hydroelectric facilities. However, the ongoing relicensing of the HCC presents endangered species and fisheries issues that may require operational adjustments and could adversely impact the amount of output from hydroelectric dams, potentially causing Idaho Power to rely on more expensive sources for power generation or market purchases.

Developments in Regulation of Sage Grouse Habitat: In February 2016, a lawsuit was filed in the U.S. District Court of Idaho challenging the BLM's sage grouse resource management and land use plan revisions that became effective in 2015 under the Federal Land Policy and Management Act. The lawsuit challenges the plans and associated environmental impact statements across the sage grouse range and alleges that the plans fail to ensure that sage grouse populations and habitats will be protected and restored in accordance with the best available science and legal mandates. Further, the complaint challenges certain exemptions provided for the Boardman-to-Hemingway and Gateway West transmission line projects. Idaho Power has intervened in the proceedings in an effort to support the exemptions provided for in the BLM's plans.

In May 2016, a separate lawsuit was filed in the U.S. District Court of North Dakota, challenging the BLM's sage grouse resource management and land use plan revisions, including the exemptions provided for the Boardman-to-Hemingway and Gateway West transmission line projects.  In October 2016, the plaintiffs amended their complaint to no longer challenge the exemptions; however, in December 2016, the North Dakota court transfered claims challenging certain Idaho land use plan amendments to the U.S. District Court for the District of Columbia. As of the date of this report, Idaho Power is participating in the proceedings in an effort to protect its interests.

ESA Issues Related to Specific Projects:

Hells Canyon Relicensing Project: In 2007, the FERC requested initiation of formal consultation under the ESA with the NMFS and the USFWS regarding potential effects of HCC relicensing on several listed aquatic and terrestrial species. Formal consultation has yet to be initiated and the NMFS and the USFWS continue to gather and consider information relative to the effects of relicensing on relevant ESA listed species. Idaho Power continues to cooperate with the USFWS, the NMFS, and the FERC in an effort to address ESA concerns. In December 2004, Idaho Power and eleven other parties, including NMFS and the USFWS, entered into an interim agreement that addresses the effects of the ongoing operations of the HCC on ESA listed species pending the relicensing of the project. At the conclusion of formal consultation and with the issuance of biological opinions by the NMFS and the USFWS and an operating license by the FERC, Idaho Power may be required to implement additional measures or further modify or adjust operations to comply with Section 7 of the ESA. The issuance of a final biological opinion during 2017 is unlikely.

Boardman-to-Hemingway and Gateway West Transmission Projects: In August 2016, the USFWS re-instated the threatened species status of slickspot peppergrass. Most of the species are located on federal land. Idaho Power expects the listing of the slickspot peppergrass and its existence within or near the proposed routes for the Boardman-to-Hemingway and Gateway West transmission line projects to continue to impact the cost and timing of permitting and construction of the projects, as it requires an ESA Section 7 consultation. The USFWS has also indicated it intends to designate critical habitat for the species. If critical habitat is designated within the vicinity of the transmission line projects, Idaho Power expects that the designation could increase the cost of obtaining permits for the projects and could further delay the in-service date of the projects.

Endangered Species Act and National Environmental Policy Act Developments: In May 2016, the United States District Court for the District of Oregon issued an opinion finding that in the context of hydroelectric facilities owned and operated by the U.S. Army Corps of Engineers and located on the lower Snake River, National Oceanic and Atmospheric Administration's National Marine Fisheries Service (NOAA Fisheries) violated the ESA by using improper standards, failing to consider adequately the impact of climate change on habitat conditions, and placing undue reliance on unproven, future federal habitat conservation measures, particularly to the degree that the success of the measures could be undermined by climate change. The court also found that other federal agencies violated the National Environmental Policy Act (NEPA) by failing to prepare a comprehensive environmental impact statement on implementation of the conservation measures ordered by NOAA Fisheries, including analysis of the measures directed by NOAA Fisheries and other reasonable alternatives. The court’s opinion and its emphasis on a climate change-driven analysis element, if generalized to other situations, could require ESA-driven avoidance, minimization, and compensatory mitigation efforts to incorporate surplus measures to ensure species’ protection, which could result in considerable increases in cost beyond the cost of additional analysis in the NEPA process. In September 2016, federal agencies initiated an environmental impact statement process to examine hydroelectric dams on the lower Snake River, which Idaho Power expects will take place over a five-year period. None of Idaho Power’s hydroelectric facilities are included in the studies.

Climate Change and the Regulation of Greenhouse Gas Emissions

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

Federal and state regulations pertaining to GHG emissions under the CAA have raised uncertainty about the future viability of fossil fuels, most notably coal, as an economical energy source for new and existing electric generation facilities because many new technologies for reducing CO2 emissions from coal, including carbon capture and storage, are still in the development stage and are not yet proven. Stringent emissions standards could result in significant increases in capital expenditures and operating costs, which may accelerate the retirement of coal-fired units and create power system reliability issues. Some higher-cost, high-emission coal-fired plants have ceased operation or the plant owners have announced a near-term cessation of operation, as the cost of compliance makes the plants uneconomical to operate, particularly in light of continued low natural gas prices that decrease the cost to operate natural gas-fired power plants.

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

In May 2010, the EPA issued the “Tailoring Rule,” which set thresholds for GHG emissions that define when permits are required for new and existing industrial facilities. The final rule “tailors” the requirements of these CAA permitting programs to limit which facilities will be required to obtain Prevention of Significant Deterioration (PSD) and Title V permits. The rules require the use of "best available control technology" for GHG emissions if a new major source or modification of an existing major source is projected to result in GHG emissions of at least 75,000 tons per year (CO2 equivalent). In addition, Title V permit renewals or modifications for existing major sources must include applicable requirements relating to GHGs. While the rules are complex, Idaho Power believes that its owned and co-owned fossil fuel-fired generation plants are, as of the date of this report, in compliance with the GHG Tailoring Rule.

In June 2014, the EPA released, under Section 111(d) of the CAA, a proposed rule for addressing GHG from existing fossil fuel-fired electric generating units (EGUs). The proposed rule was intended to achieve a 30 percent reduction in CO2 emissions from the power sector by 2030. On August 3, 2015, the EPA released the final rule under Section 111(d) of the CAA, referred to as the Clean Power Plan, which requires states to adopt plans to collectively reduce 2005 levels of power sector CO2 emissions by 32 percent by the year 2030. The final rule provides states until September 2018 to submit implementation plans, phasing in several compliance periods beginning in 2022 and achieving the final emissions goals by 2030.

On February 9, 2016, the U.S. Supreme Court issued an order staying the implementation of the rule pending the completion of certain legal challenges, which has an uncertain impact on the ultimate timeline for implementation of the rule. Idaho Power's owned and co-owned generation facilities are in the states of Idaho, Nevada, Oregon, and Wyoming. Despite the current stay on implementation, Idaho Power is working with state representatives, neighboring utilities, and others as it analyzes the rule and prepares for compliance. Because the rule is premised on state implementation plans, the terms of which Idaho Power does not control, and due to the potential changes in legislation, regulation, and government policy with respect to environmental matters as a result of the 2016 U.S. presidential and congressional elections, as of the date of this report Idaho Power is unable to determine the financial or operational impacts of the final rule.

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

In Oregon, legislation referred to as the Oregon Clean Electricity and Coal Transition Plan was enacted in March 2016, and may require certain large Oregon utilities to remove coal-fired generation from their Oregon retail rates by 2030. Oregon utilities would be permitted to sell the output of coal-fired plants into the wholesale market or reallocate such plants to other states. To the extent Idaho Power is subject to the legislation, it plans to seek recovery, through the ratemaking process, of operating and capitalized costs related to its coal-fired generation assets and removal of any of those assets from Oregon rate base.

The State of Idaho has not passed legislation specifically regulating GHGs, but in May 2007, Idaho’s governor issued Executive Order 2007-05, which directed the Idaho Department of Environmental Quality to work with the state government to implement GHG reductions within each agency, complete a statewide emissions inventory, and provide recommendations to the governor, among other tasks. Wyoming and Nevada similarly have not enacted legislation to regulate GHG emissions and do not have a reporting requirement, but they are members of the Climate Registry, a national, voluntary GHG emission reporting system. The Climate Registry is a collaboration aimed at developing and managing a common GHG emission reporting system across states, provinces, and tribes to track GHG emissions nationally. All states for which Idaho Power has traditional fuel generating plants (i.e. Idaho, Oregon, Wyoming, and Nevada) are members of the Climate Registry. Idaho Power is engaged in voluntary GHG emissions intensity reduction efforts, which is discussed in Part I, Item 1 - “Business - Utility Operations - Environmental Regulation and Costs."

Clean Air Act Matters

Overview: In addition to the CAA developments related to GHG emissions described above, several other regulatory programs developed under the CAA apply to Idaho Power. These include the final Mercury and Air Toxics Standards (MATS), National Ambient Air Quality Standards (NAAQS), New Source Review / Prevention of Significant Deterioration (NSR/PSD)
Rules, and the Regional Haze Rule.

MATS Implementation: The final MATS rule under the CAA, previously referred to as the Utility MACT Rule, was issued in February 2012. The final rule established emission limits for hazardous air pollutants from new and existing coal-fired and oil-fired steam electric generating units. The MATS rule provided that sources must be in compliance with emission limits by April 2015. Idaho Power and the plant co-owners have installed mercury continuous emission monitoring systems on all of the coal-fired units at the Jim Bridger, Boardman, and North Valmy coal-fired generating plants, along with control technology to reduce mercury, acid gases, and particulate matter emissions for purposes of compliance with the MATS rule. Idaho Power believes that as of the date of this report, the coal-fired plants are in compliance with the MATS rule. Legal challenges relating to the MATS rule, to which Idaho Power is not a party and pursuant to which the EPA is performing a court-mandated cost analysis for the rule, are pending.

National Ambient Air Quality Standards: The CAA requires the EPA to set ambient air quality standards for six "criteria" pollutants considered harmful to public health and the environment. These six pollutants are carbon monoxide, lead, ozone, particulate matter, nitrogen dioxide, and sulfur dioxide. States are then required to develop emission reduction strategies through State Implementation Plans, or SIPs, based on attainment of these ambient air quality standards. Recent developments and pending actions related to certain of those items relevant to Idaho Power include the following:

•
NOx: In 2010, the EPA adopted a new NAAQS for NOx at a level of 100 parts per billion averaged over a 1-hour period. In connection with the new NAAQS, in February 2012 the EPA issued a final rule designating all of the counties in Idaho, Nevada, Oregon, and Wyoming where Idaho Power owns or has an interest in a natural gas or coal-fired power plant as “unclassifiable/attainment” for NOx. The EPA indicated it would review the designations after 2015, when three years of air quality monitoring data are available, and may formally designate the counties as attainment or non-attainment for NOx. A designation of non-attainment may increase the likelihood that Idaho Power would be required to install costly pollution control technology at one or more of its plants.

•
SO2: In 2010, the EPA adopted a new NAAQS for SO2 at a level of 75 parts per billion averaged over a one-hour period. In 2011, the states of Idaho, Nevada, Oregon, and Wyoming sent letters to the EPA recommending that all counties in these states be classified as "unclassifiable" under the new one-hour SO2 NAAQS because of a lack of definitive monitoring and modeling data. In February 2013, the EPA issued letters to the states of Idaho and Oregon, finding that the most recent air quality data for those states showed no violations of the 2010 SO2 standard. As a result, the EPA is waiting to propose designation actions for those states, and is likely to proceed with designation actions once additional data is gathered. Idaho Power expects that designations for Nevada and Wyoming will also be addressed in a separate future action.

•
Ozone: In late 2014, the EPA issued a proposed rule that would update the ozone standard under the CAA, from 75 parts per billion over an eight-hour period to 65 to 70 parts per billion over an eight-hour period. On October 1, 2015, the EPA issued a final rule lowering the national ozone standard under the CAA to 70 parts per billion. The EPA stated that the vast majority of U.S. counties will meet the standards by 2025 with federal and state rules and programs now in place or underway. The EPA's plan provides for finalizing non-attainment designations in 2017, and it plans to propose rules and guidance over the next year to help states with potential non-attainment areas implement the revised standards. Non-attainment areas will have until 2020 to late 2037 to meet the new standard, with attainment dates varying based on the ozone level in the area. Due to high levels of background ozone, which can be caused by factors such as elevation, vegetation, wildfire, and international transport, attainment in areas within the Intermountain West may be difficult, and the formulation of state implementation plans to bring an area into compliance with the new standard may be challenging due to the existence of ozone caused by factors outside of local control. If the EPA were to make non-attainment determinations in areas where Idaho Power owns or co-owns power plants, or proposes to construct power plants, the state implementation plan for those areas could result in changes to the nature and frequency of operation of existing generation plants and make more difficult or costly the construction of new power generation plants. Idaho Power will seek to work with state regulators on implementation plans for any non-attainment areas, in an effort to reduce the potential adverse impact on Idaho Power's operation of its existing power generation plants and construction of future facilities.

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

Regional Haze Rules: In accordance with federal regional haze rules under the CAA, coal-fired utility boilers are subject to regional haze - best available retrofit technology (RH BART) if they were built between 1962 and 1977 and affect any "Class I" (wilderness) areas. This includes all four units at the Jim Bridger and the Boardman coal-fired plants. The RH BART rules would have required installation of a suite of emissions controls at the Boardman plant; however, in December 2010, the Oregon Environmental Quality Commission approved a plan to install a less costly suite of environmental controls and cease coal-fired operations at the Boardman power plant no later than December 31, 2020.

In December 2009, the Wyoming Department of Environmental Quality (WDEQ) issued a RH BART permit to PacifiCorp as the operator of the Jim Bridger plant. As part of the WDEQ's long term strategy for regional haze, the permit required that PacifiCorp install SCR equipment for NOx control at Jim Bridger units 3 and 4 by December 31, 2015 and December 31, 2016, respectively, which has been completed, and submit an application by December 31, 2017 to install add-on NOx controls at Jim Bridger unit 2 by 2021 and unit 1 by 2022. In November 2010, PacifiCorp and the WDEQ signed a settlement agreement under which PacifiCorp agreed to the timing and nature of the controls. The settlement agreement was conditioned on the EPA ultimately approving those portions of the Wyoming regional haze SIP that are consistent with the terms of the settlement agreement. In January 2014, the EPA approved Wyoming's regional haze SIP as to the Jim Bridger plant, with the NOx control compliance dates set forth in the settlement agreement. Several interested parties have appealed the EPA's decisions on Wyoming's regional haze SIP on various grounds. Idaho Power has not appealed the EPA's decisions but has intervened in the proceedings to participate if and to the extent the Jim Bridger plant could be affected.

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

In October 2015, the United States Court of Appeals for the Sixth Circuit issued a nationwide stay of the final waters of the United States rule from becoming effective. In response to the Sixth Circuit's decision, the EPA resumed nationwide use of the agency's prior regulations defining the term “waters of the United States.” The EPA stated that those regulations will be implemented as they were prior to August 27, 2015, by applying relevant case law, applicable policy, and the best science and technical data on a case-by-case basis in determining which waters are protected by the CWA.

CWA Matters Related to Hydroelectric Relicensing: Idaho Power is also addressing CWA issues associated with the relicensing of its HCC. See “Relicensing of Hydroelectric Projects” in this MD&A for additional information on the impact of the CWA on that relicensing effort.

Review of Federal Coal Leases

In January 2016, the U.S. Department of the Interior announced that it would launch a comprehensive review to identify and evaluate potential reforms to the federal coal lease program. The review is intended to address questions such as how, when, and where to lease coal resources, how to account for the environmental and public health impacts of federal coal production, and how to ensure taxpayers are earning a fair return for the use of the coal resources. The U.S. Department of the Interior stated that it will not issue new coal leases during the pendency of the review, except under limited circumstances, but mining under existing leases will not be suspended during the review. BCC, which mines and supplies coal to the Jim Bridger coal-fired power plant, currently leases its coal under federal, state, and private coal leases. It is uncertain how new federal lease applications will be handled during the U.S. Department of the Interior's coal lease review. Idaho Power believes that BCC has adequate reserves under existing leases to satisfy its coal delivery obligations to the Jim Bridger plant during the term of the existing coal supply contract through 2024, and that the Jim Bridger plant will otherwise have access to sufficient coal supplies for its operation for the foreseeable future. However, depending on the outcome of the Department of the Interior's review, the availability of coal resources could decline and the cost of leases for coal resources could increase, which could increase the fuel cost for each of Idaho Power's co-owned coal-fired plants.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

When preparing financial statements in accordance with GAAP, IDACORP’s and Idaho Power’s management must apply accounting policies and make estimates that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities.  These estimates often involve judgment about factors that are difficult to predict and are beyond management’s control.  Management adjusts these estimates based on historical experience and on other assumptions and factors that are believed to be reasonable under the circumstances.  Actual amounts could materially differ from the estimates. Management believes the accounting policies and estimates discussed below are the most critical to the portrayal of their financial condition and results of operations and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

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

Idaho Power has determined that it meets these conditions, and its financial statements reflect the effects of the different rate-making principles followed by the jurisdictions regulating Idaho Power.  The primary effect of this policy is that Idaho Power had recorded $1.5 billion of regulatory assets and $447 million of regulatory liabilities at December 31, 2016.  Idaho Power expects to recover these regulatory assets from customers through rates and refund these regulatory liabilities to customers through rates, but recovery or refund is subject to final review by the regulatory bodies.  If future recovery or refund of these amounts ceases to be probable, or if Idaho Power determines that it no longer meets the criteria for applying regulatory accounting, or if accounting rules change to no longer provide for regulatory assets and liabilities, Idaho Power could be required to eliminate those regulatory assets or liabilities.  Either circumstance could have a material effect on Idaho Power’s financial condition or results of operations.

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

The assumed discount rate is based on reviews of market yields on high-quality corporate debt.  Specifically, IDACORP and Idaho Power determined the discount rate for each plan through the construction of hypothetical portfolios of bonds selected from high-quality corporate bonds available as of December 31, 2016, with maturities matching the projected cash outflows of the plans.  Based on the results of this analysis, the discount rate used to calculate the 2017 pension expense will be decreased to 4.45 percent from the 4.60 percent used in 2016.

Rate-of-return projections for plan assets are based on historical risk/return relationships among asset classes.  The primary measure is the historical risk premium each asset class has delivered versus the yield on the Moody's AA Corporate Bond Index.  This historical risk premium is then added to the current yield on the Moody's AA Corporate Bond Index, and Idaho

Power believes the result provides a reasonable prediction of future investment performance.  Additional analysis is performed to measure the expected range of returns, as well as worst-case and best-case scenarios.  Based on the current interest rate environment, current rate-of-return expectations are lower than the nominal returns generated over the past 20 years when interest rates were generally much higher.  The long-term rate of return used to calculate the 2017 pension expense will be 7.5 percent, the same assumption as was used for 2016.

Gross net periodic pension and other postretirement benefit cost for these plans totaled $52 million, $51 million, and $32 million for the years ended December 31, 2016, 2015, and 2014, respectively, including amounts deferred as regulatory assets (see discussion below) and amounts allocated to capitalized labor.  For 2017, gross pension and other postretirement benefit costs are expected to total approximately $51 million, which takes into account the change in the discount rate noted above.

Had different actuarial assumptions been used, pension expense could have varied significantly.  The following table reflects the sensitivities associated with changes in the discount rate and rate-of-return on plan assets actuarial assumptions on historical and future pension and postretirement expense:

	Discount rate		Rate of return
	2017	2016	2017	2016
	(millions of dollars)
Effect of 0.5% rate increase on net periodic benefit cost	$(7.2)	$(6.9)	$(3.2)	$(2.9)
Effect of 0.5% rate decrease on net periodic benefit cost	7.9	7.6	3.2	2.9

Additionally, a 0.5 percent increase in the plans' discount rates would have resulted in a $74 million decrease in the combined benefit obligations of the plans as of December 31, 2016. A 0.5 percent decrease in the plans' discount rates would have resulted in an $83 million increase in the combined benefit obligations of the plans as of December 31, 2016.

The IPUC has authorized Idaho Power to account for its defined benefit pension plan expense on a cash basis, and to defer and account for accrued pension expense as a regulatory asset.  The IPUC acknowledged that it is appropriate for Idaho Power to seek recovery in its revenue requirement of reasonable and prudently incurred pension expense based on actual cash contributions.  In 2007, Idaho Power began deferring pension expense to a regulatory asset account to be matched with revenue when future pension contributions are recovered through rates.  At December 31, 2016, a total of $105 million of expense was deferred as a regulatory asset.  Approximately $23 million is expected to be deferred in 2017.  Idaho Power recorded pension expense in 2016, 2015, and 2014 of $19 million, $19 million, and $35 million, respectively.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For a listing of new and recently adopted accounting standards, see Note 1 - "Summary of Significant Accounting Policies" to the notes to the consolidated financial statements included in this report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IDACORP and Idaho Power are exposed to market risks, including changes in interest rates, changes in commodity prices, credit risk, and equity price risk.  The following discussion summarizes these risks and the financial instruments, derivative instruments, and derivative commodity instruments sensitive to changes in interest rates, commodity prices, and equity prices that were held at December 31, 2016. IDACORP and Idaho Power have not entered into any of these market-risk-sensitive instruments for trading purposes.

Interest Rate Risk

IDACORP and Idaho Power manage interest expense and short- and long-term liquidity through a combination of fixed rate and variable rate debt.  Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly-rated financial institutions may be used to achieve the desired combination.

Variable Rate Debt:  As of December 31, 2016, IDACORP and Idaho Power had $1.1 million and $16.1 million in floating rate debt, net of short-term investments. The fair market value of this debt approximates the net carrying amount as the cost of borrowing is variable and approximates current market rates. Assuming no change in financial structure, if variable interest rates were to average one percentage point higher than the average rate on December 31, 2016, annual interest expense would increase and pre-tax earnings would decrease by an insignificant amount for both IDACORP and Idaho Power.

Fixed Rate Debt:  As of December 31, 2016, both IDACORP and Idaho Power had $1.7 billion in fixed rate debt, with a fair market value of approximately $1.8 billion.  These instruments are fixed rate and, therefore, do not expose the companies to a loss in earnings due to changes in market interest rates.  However, the fair value of these instruments would increase by approximately $256 million if market interest rates were to decline by one percentage point from their December 31, 2016, levels.

Commodity Price Risk

IDACORP's exposure to changes in commodity prices is related to Idaho Power's ongoing utility operations that produce electricity to meet the demand of its retail electric customers. These effects of changes in commodity prices on Idaho Power are mitigated in large part by Idaho Power's Idaho and Oregon power cost adjustment mechanisms. To supplement its generation resources and balance its supply of power with the demand of its retail customers, Idaho Power participates in the wholesale marketplace. These purchased power arrangements allow Idaho Power to respond to fluctuations in the demand for electricity and variability in generating plant operations.  Idaho Power also enters into arrangements for the purchase of fuel for natural gas and coal-fired generating plants.  These contracts for the purchase of power and fuel expose Idaho Power to commodity price risk.

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

The use of performance assurance collateral in the form of cash, letters of credit, or guarantees is common industry practice.  Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties.  As of December 31, 2016, Idaho Power had no performance assurance collateral posted.  Should Idaho Power experience a reduction in its credit rating on Idaho Power’s unsecured debt to below investment grade, Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral.  Counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions.  Based upon Idaho Power’s energy and fuel portfolio and market conditions as of December 31, 2016, the amount of collateral that could be requested upon a downgrade to below investment grade was approximately $11.6 million.  To minimize capital requirements, Idaho Power actively monitors the portfolio exposure and the potential exposure to additional requests for performance assurance collateral calls through sensitivity analysis.

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

IDACORP, Inc.
Consolidated Statements of Income

	Year Ended December 31,
	2016	2015	2014
	(thousands of dollars except for per share amounts)
Operating Revenues:
Electric utility:
General business	$1,145,993	$1,151,038	$1,122,281
Off-system sales	25,205	30,887	77,165
Other revenues	88,155	85,580	79,205
Total electric utility revenues	1,259,353	1,267,505	1,278,651
Other	2,667	2,784	3,873
Total operating revenues	1,262,020	1,270,289	1,282,524

Operating Expenses:
Electric utility:
Purchased power	245,764	226,470	244,628
Fuel expense	179,491	186,231	201,241
Power cost adjustment	(5,330)	16,766	22,235
Other operations and maintenance	351,893	342,146	354,567
Energy efficiency programs	33,754	30,532	27,154
Depreciation	143,661	138,110	132,987
Taxes other than income taxes	32,823	32,808	31,748
Total electric utility expenses	982,056	973,063	1,014,560
Other	8,188	15,129	14,268
Total operating expenses	990,244	988,192	1,028,828
Operating Income	271,776	282,097	253,696
Allowance for Equity Funds Used During Construction	22,031	21,785	17,931
Earnings of Unconsolidated Equity-Method Investments	12,871	11,128	12,372
Other Income, Net	9,874	7,159	6,328
Interest Expense:
Interest on long-term debt	81,956	83,056	80,562
Other interest	10,273	8,922	7,703
Allowance for borrowed funds used during construction	(10,194)	(10,044)	(8,464)
Total interest expense, net	82,035	81,934	79,801
Income Before Income Taxes	234,517	240,235	210,526
Income Tax Expense	36,429	45,760	16,772
Net Income	198,088	194,475	193,754
Adjustment for loss (income) attributable to noncontrolling interests	200	204	(274)
Net Income Attributable to IDACORP, Inc.	$198,288	$194,679	$193,480
Weighted Average Common Shares Outstanding - Basic (000’s)	50,298	50,220	50,131
Weighted Average Common Shares Outstanding - Diluted (000’s)	50,373	50,292	50,199
Earnings Per Share of Common Stock:
Earnings Attributable to IDACORP, Inc. - Basic	$3.94	$3.88	$3.86
Earnings Attributable to IDACORP, Inc. - Diluted	$3.94	$3.87	$3.85

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2016	2015	2014
	(thousands of dollars)

Net Income	$198,088	$194,475	$193,754
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $253, $1,851, and $(4,881)	394	2,882	(7,605)
Total Comprehensive Income	198,482	197,357	186,149
Comprehensive loss (income) attributable to noncontrolling interests	200	204	(274)
Comprehensive Income Attributable to IDACORP, Inc.	$198,682	$197,561	$185,875

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Balance Sheets

	December 31,
	2016	2015
	(thousands of dollars)
Assets

Current Assets:
Cash and cash equivalents	$61,480	$114,802
Receivables:
Customer (net of allowance of $968 and $1,196, respectively)	71,557	73,505
Other (net of allowance of $164 and $159, respectively)	15,280	8,642
Income taxes receivable	12,781	13,058
Accrued unbilled revenues	80,738	65,805
Materials and supplies (at average cost)	57,858	56,924
Fuel stock (at average cost)	53,698	61,818
Prepayments	18,389	17,979
Current regulatory assets	62,570	49,215
Other	5,961	288
Total current assets	440,312	462,036

Investments	125,164	140,743

Property, Plant and Equipment:
Utility plant in service	5,732,044	5,485,464
Accumulated provision for depreciation	(1,988,477)	(1,913,927)
Utility plant in service - net	3,743,567	3,571,537
Construction work in progress	405,069	396,931
Utility plant held for future use	7,441	7,090
Other property, net of accumulated depreciation	15,922	16,855
Property, plant and equipment - net	4,171,999	3,992,413

Other Assets:
American Falls and Milner water rights	9,487	11,592
Company-owned life insurance	57,553	48,566
Regulatory assets	1,409,329	1,305,210
Long-term receivables (net of allowance of $402 and $552, respectively)	23,482	22,538
Other	52,571	40,216
Total other assets	1,552,422	1,428,122

Total	$6,289,897	$6,023,314

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Balance Sheets

	December 31,
	2016	2015
	(thousands of dollars)
Liabilities and Equity

Current Liabilities:
Current maturities of long-term debt	$1,064	$1,064
Notes payable	21,800	20,000
Accounts payable	106,194	95,526
Taxes accrued	11,348	10,762
Interest accrued	22,377	22,292
Accrued compensation	45,787	42,961
Current regulatory liabilities	9,944	2,217
Advances from customers	21,438	31,214
Other	9,763	16,270
Total current liabilities	249,715	242,306

Other Liabilities:
Deferred income taxes	1,244,250	1,137,375
Regulatory liabilities	436,845	416,282
Pension and other postretirement benefits	411,523	394,030
Other	45,084	45,867
Total other liabilities	2,137,702	1,993,554

Long-Term Debt	1,744,614	1,725,410

Commitments and Contingencies

Equity:
IDACORP, Inc. shareholders’ equity:
Common stock, no par value (shares authorized 120,000,000; 50,420,017 and 50,352,051 shares issued, respectively)	851,833	849,112
Retained earnings	1,323,198	1,230,105
Accumulated other comprehensive loss	(20,882)	(21,276)
Treasury stock (23,244 and 11,221 shares at cost, respectively)	(243)	(57)
Total IDACORP, Inc. shareholders’ equity	2,153,906	2,057,884
Noncontrolling interests	3,960	4,160
Total equity	2,157,866	2,062,044

Total	$6,289,897	$6,023,314

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2016	2015	2014
	(thousands of dollars)
Operating Activities:
Net income	$198,088	$194,475	$193,754
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	147,294	142,581	137,088
Deferred income taxes and investment tax credits	35,732	38,645	19,163
Changes in regulatory assets and liabilities	(5,650)	13,699	32,135
Pension and postretirement benefit plan expense	29,581	30,207	44,627
Contributions to pension and postretirement benefit plans	(45,301)	(42,843)	(33,720)
Earnings of unconsolidated equity-method investments	(12,871)	(11,128)	(12,372)
Distributions from unconsolidated equity-method investments	25,641	12,458	5,261
Allowance for equity funds used during construction	(22,031)	(21,785)	(17,931)
Gain on sale of investments and assets	(103)	(97)	(193)
Other non-cash adjustments to net income, net	5,108	2,788	5,085
Change in:
Accounts receivable	(2,671)	4,740	20,433
Accounts payable and other accrued liabilities	13,300	2,440	6,359
Taxes accrued/receivable	662	818	(13,631)
Other current assets	(10,887)	(14,861)	(13,124)
Other current liabilities	(3,283)	403	1,771
Other assets	(3,897)	3,021	(3,655)
Other liabilities	(1,006)	(2,367)	(6,707)
Net cash provided by operating activities	347,706	353,194	364,343
Investing Activities:
Additions to property, plant and equipment	(296,950)	(294,021)	(274,094)
Payments received from transmission project joint funding partners	7,586	11,377	—
Purchase of available-for-sale securities	(14,917)	(14,106)	(8,000)
Proceeds from sale of available-for-sale securities	15,693	34,243	—
Purchase of life insurance investment	(10,000)	(30,000)	—
Other	1,144	801	9,674
Net cash used in investing activities	(297,444)	(291,706)	(272,420)
Financing Activities:
Issuance of long-term debt	120,000	250,000	—
Retirement of long-term debt	(101,064)	(121,064)	(1,064)
Dividends on common stock	(104,984)	(96,810)	(88,489)
Net change in short-term borrowings	1,800	(11,300)	(23,450)
Acquisition of treasury stock	(3,329)	(3,277)	(2,737)
Make-whole premium on retirement of long-term debt	(13,895)	(17,872)	—
Other	(2,112)	(3,171)	2,463
Net cash used in financing activities	(103,584)	(3,494)	(113,277)
Net (decrease) increase in cash and cash equivalents	(53,322)	57,994	(21,354)
Cash and cash equivalents at beginning of the year	114,802	56,808	78,162
Cash and cash equivalents at end of the year	$61,480	$114,802	$56,808
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Income taxes	$3,302	$8,857	$11,364
Interest (net of amount capitalized)	$78,334	$79,442	$77,295
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$34,603	$23,840	$28,438

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Statements of Equity

	Year Ended December 31,
	2016	2015	2014
	(thousands of dollars)
Common Stock:
Balance at beginning of year	$849,112	$845,402	$839,750
Cumulative effect of change in accounting principle	234	—	—
Issued	—	—	195
Other	2,487	3,710	5,457
Balance at end of year	851,833	849,112	845,402

Retained Earnings:
Balance at beginning of year	1,230,105	1,132,237	1,027,461
Cumulative effect of change in accounting principle	(234)	—	—
Net income attributable to IDACORP, Inc.	198,288	194,679	193,480
Common stock dividends ($2.08, $1.92, and $1.76 per share, respectively)	(104,961)	(96,811)	(88,704)
Balance at end of year	1,323,198	1,230,105	1,132,237

Accumulated Other Comprehensive (Loss) Income:
Balance at beginning of year	(21,276)	(24,158)	(16,553)
Unfunded pension liability adjustment (net of tax)	394	2,882	(7,605)
Balance at end of year	(20,882)	(21,276)	(24,158)

Treasury Stock:
Balance at beginning of year	(57)	(280)	(8)
Issued	3,143	3,500	2,465
Acquired	(3,329)	(3,277)	(2,737)
Balance at end of year	(243)	(57)	(280)

Total IDACORP, Inc. shareholders’ equity at end of year	2,153,906	2,057,884	1,953,201

Noncontrolling Interests:
Balance at beginning of year	4,160	4,364	4,090
Net (loss) income attributable to noncontrolling interests	(200)	(204)	274
Balance at end of year	3,960	4,160	4,364

Total equity at end of year	$2,157,866	$2,062,044	$1,957,565

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Statements of Income

	Year Ended December 31,
	2016	2015	2014
	(thousands of dollars)
Operating Revenues:
General business	$1,145,993	$1,151,038	$1,122,281
Off-system sales	25,205	30,887	77,165
Other revenues	88,155	85,580	79,205
Total operating revenues	1,259,353	1,267,505	1,278,651

Operating Expenses:
Operation:
Purchased power	245,764	226,470	244,628
Fuel expense	179,491	186,231	201,241
Power cost adjustment	(5,330)	16,766	22,235
Other operations and maintenance	351,893	342,146	354,567
Energy efficiency programs	33,754	30,532	27,154
Depreciation	143,661	138,110	132,987
Taxes other than income taxes	32,823	32,808	31,748
Total operating expenses	982,056	973,063	1,014,560

Income from Operations	277,297	294,442	264,091

Other Income (Expense):
Allowance for equity funds used during construction	22,031	21,785	17,931
Earnings of unconsolidated equity-method investments	10,855	9,773	10,814
Other expense, net	(1,944)	(5,071)	(4,363)
Total other income	30,942	26,487	24,382

Interest Charges:
Interest on long-term debt	81,956	83,056	80,562
Other interest	10,050	8,706	7,472
Allowance for borrowed funds used during construction	(10,194)	(10,044)	(8,464)
Total interest charges	81,812	81,718	79,570

Income Before Income Taxes	226,427	239,211	208,903

Income Tax Expense	37,185	48,228	19,516

Net Income	$189,242	$190,983	$189,387

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2016	2015	2014
	(thousands of dollars)

Net Income	$189,242	$190,983	$189,387
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $253, $1,851, and $(4,881)	394	2,882	(7,605)
Total Comprehensive Income	$189,636	$193,865	$181,782

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Balance Sheets

	December 31,
	2016	2015
	(thousands of dollars)
Assets

Electric Plant:
In service (at original cost)	$5,732,044	$5,485,464
Accumulated provision for depreciation	(1,988,477)	(1,913,927)
In service - net	3,743,567	3,571,537
Construction work in progress	405,069	396,931
Held for future use	7,441	7,090
Electric plant - net	4,156,077	3,975,558

Investments and Other Property	107,379	121,267

Current Assets:
Cash and cash equivalents	44,140	110,756
Receivables:
Customer (net of allowance of $968 and $1,196, respectively)	71,557	73,505
Other (net of allowance of $164 and $159, respectively)	7,555	8,520
Income taxes receivable	23,334	5,432
Accrued unbilled revenues	80,738	65,805
Materials and supplies (at average cost)	57,858	56,924
Fuel stock (at average cost)	53,698	61,818
Prepayments	18,270	17,846
Current regulatory assets	62,570	49,215
Other	5,962	288
Total current assets	425,682	450,109

Deferred Debits:
American Falls and Milner water rights	9,487	11,592
Company-owned life insurance	57,553	48,566
Regulatory assets	1,409,329	1,305,210
Other	71,237	56,533
Total deferred debits	1,547,606	1,421,901

Total	$6,236,744	$5,968,835

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Balance Sheets

	December 31,
	2016	2015
	(thousands of dollars)
Capitalization and Liabilities

Capitalization:
Common stock equity:
Common stock, $2.50 par value (50,000,000 shares authorized; 39,150,812 shares outstanding)	$97,877	$97,877
Premium on capital stock	712,258	712,258
Capital stock expense	(2,097)	(2,097)
Retained earnings	1,211,547	1,127,426
Accumulated other comprehensive loss	(20,882)	(21,276)
Total common stock equity	1,998,703	1,914,188
Long-term debt	1,744,614	1,725,410
Total capitalization	3,743,317	3,639,598

Current Liabilities:
Current maturities of long-term debt	1,064	1,064
Notes payable	21,800	—
Accounts payable	105,846	94,970
Accounts payable to related parties	1,056	1,059
Taxes accrued	11,348	10,745
Interest accrued	22,377	22,292
Accrued compensation	45,622	42,835
Current regulatory liabilities	9,944	2,217
Advances from customers	21,438	31,214
Other	9,103	15,506
Total current liabilities	249,598	221,902

Deferred Credits:
Deferred income taxes	1,351,415	1,252,371
Regulatory liabilities	436,845	416,282
Pension and other postretirement benefits	411,523	394,030
Other	44,046	44,652
Total deferred credits	2,243,829	2,107,335

Commitments and Contingencies

Total	$6,236,744	$5,968,835

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2016	2015	2014
	(thousands of dollars)
Operating Activities:
Net income	$189,242	$190,983	$189,387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	146,694	141,972	136,496
Deferred income taxes and investment tax credits	25,780	25,702	15,454
Changes in regulatory assets and liabilities	(5,651)	13,699	32,135
Pension and postretirement benefit plan expense	29,597	30,185	44,579
Contributions to pension and postretirement benefit plans	(45,317)	(42,821)	(33,672)
Earnings of unconsolidated equity-method investments	(10,855)	(9,773)	(10,814)
Distributions from unconsolidated equity-method investments	23,716	10,833	3,586
Allowance for equity funds used during construction	(22,031)	(21,785)	(17,931)
Gain on sale of investments and assets	(103)	(97)	(186)
Other non-cash adjustments to net income, net	(454)	(687)	2,087
Change in:
Accounts receivable	3,590	1,998	20,072
Accounts payable	13,308	2,646	6,183
Taxes accrued/receivable	(17,299)	17,179	(22,911)
Other current assets	(10,902)	(14,849)	(13,137)
Other current liabilities	(3,322)	443	1,776
Other assets	(3,897)	3,021	(3,655)
Other liabilities	(829)	(2,222)	(6,238)
Net cash provided by operating activities	311,267	346,427	343,211
Investing Activities:
Additions to utility plant	(296,948)	(293,968)	(273,911)
Payments received from transmission project joint funding partners	7,586	11,377	—
Purchase of available-for-sale securities	(14,917)	(14,106)	(8,000)
Proceeds from the sale of available-for-sale securities	15,693	34,243	—
Purchase of life insurance investment	(10,000)	(30,000)	—
Other	1,000	706	8,508
Net cash used in investing activities	(297,586)	(291,748)	(273,403)
Financing Activities:
Issuance of long-term debt	120,000	250,000	—
Retirement of long-term debt	(101,064)	(121,064)	(1,064)
Dividends on common stock	(105,121)	(96,907)	(88,584)
Net change in short term borrowings	21,800	—	—
Make-whole premium on retirement of long-term debt	(13,895)	(17,872)	—
Other	(2,017)	(4,775)	—
Net cash (used in) provided by financing activities	(80,297)	9,382	(89,648)
Net (decrease) increase in cash and cash equivalents	(66,616)	64,061	(19,840)
Cash and cash equivalents at beginning of the year	110,756	46,695	66,535
Cash and cash equivalents at end of the year	$44,140	$110,756	$46,695
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Income taxes	$29,341	$7,487	$26,116
Interest (net of amount capitalized)	$78,111	$79,226	$77,063
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$34,603	$23,840	$28,438

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Statements of Retained Earnings

	Year Ended December 31,
	2016	2015	2014
	(thousands of dollars)

Retained Earnings, Beginning of Year	$1,127,426	$1,033,350	$932,547
Net Income	189,242	190,983	189,387
Dividends on Common Stock	(105,121)	(96,907)	(88,584)
Retained Earnings, End of Year	$1,211,547	$1,127,426	$1,033,350

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

Nature of Business

IDACORP is a holding company formed in 1998 whose principal operating subsidiary is Idaho Power.  Idaho Power is an electric utility engaged in the generation, transmission, distribution, sales, and purchase of electric energy and capacity with a service area covering approximately 24,000 square miles in southern Idaho and eastern Oregon.  Idaho Power is regulated primarily by the state utility regulatory commissions of Idaho and Oregon and the Federal Energy Regulatory Commission (FERC).  Idaho Power is the parent of Idaho Energy Resources Co. (IERCo), a joint venturer in Bridger Coal Company (BCC), which mines and supplies coal to the Jim Bridger generating plant owned in part by Idaho Power.

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

IDACORP also consolidates one variable interest entity (VIE), Marysville Hydro Partners (Marysville), which is a joint venture owned 50 percent by Ida-West and 50 percent by Environmental Energy Company (EEC).  At December 31, 2016, Marysville had approximately $18 million of assets, primarily a hydroelectric plant, and approximately $11 million of intercompany long-term debt, which is eliminated in consolidation.  EEC has borrowed amounts from Ida-West to fund a portion of its required capital contributions to Marysville.  The loans are payable from EEC’s share of distributions from Marysville and are secured by the stock of EEC and EEC’s interest in Marysville.  Ida-West is identified as the primary beneficiary because the combination of its ownership interest in the joint venture with the intercompany note and the EEC note result in Ida-West's ability to control the activities of the joint venture.  Creditors of Marysville have no recourse to the general credit of IDACORP and there are no other arrangements that could require IDACORP to provide financial support to Marysville or expose IDACORP to losses.

The BCC joint venture is also a VIE, but because the power to direct the activities that most significantly impact the economic performance of BCC is shared with the joint venture partner, Idaho Power is not the primary beneficiary.  The carrying value of BCC was $82 million at December 31, 2016, and Idaho Power's maximum exposure to loss is the carrying value, any additional future contributions to BCC, and a $71 million guarantee for mine reclamation costs, which is discussed further in Note 9.

IFS's affordable housing limited partnership and other real estate investments are also VIEs for which IDACORP is not the primary beneficiary.  IFS's limited partnership interests range from 2 to 99 percent and were acquired between 1996 and 2010.  As a limited partner, IFS does not control these entities and they are not consolidated.  IFS’s maximum exposure to loss in these developments is limited to its net carrying value, which was $8 million at December 31, 2016.

Ida-West's other investments in PURPA facilities, BCC, and IFS's investments are accounted for under the equity method of accounting (see Note 14).

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

Management Estimates

Management makes estimates and assumptions when preparing financial statements in conformity with generally accepted accounting principles.  These estimates and assumptions include those related to rate regulation, retirement benefits, contingencies, litigation, asset impairment, income taxes, unbilled revenues, and bad debt.  These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  These estimates involve judgments with respect to, among other things, future economic factors that are difficult to predict and are beyond management’s control. Accordingly, actual results could differ from those estimates.

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

There were no impaired receivables without related allowances at December 31, 2016 and 2015.  Once a receivable is determined to be impaired, any further interest income recognized is fully reserved.

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

Revenues

Operating revenues related to Idaho Power’s sale of energy are recorded when service is rendered or energy is delivered to customers.  Idaho Power accrues estimated unbilled revenues for electric services delivered to customers but not yet billed at year-end. In addition, regulatory mechanisms in place in Idaho and Oregon affect the reported amount of revenue. See Note 3 for additional discussion of certain of the following mechanisms:

•
energy efficiency riders to fund energy efficiency program expenditures. Expenditures funded through the riders are reported as an operating expense with an equal amount of revenues recorded in other revenues;

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

All utility plant in service is depreciated using the straight-line method at rates approved by regulatory authorities.  Annual depreciation provisions as a percent of average depreciable utility plant in service approximated 2.64 percent in 2016 and 2.68 percent in both 2015 and 2014.

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

Long-lived assets are periodically reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If the sum of the undiscounted expected future cash flows from an asset is less than the carrying value of the asset, impairment is recognized in the financial statements.  There were no material impairments of long-lived assets in 2016, 2015, or 2014.

Allowance for Funds Used During Construction

AFUDC represents the cost of financing construction projects with borrowed funds and equity funds.  With one exception, as discussed above for the HCC relicensing project, cash is not realized currently from such allowance; it is realized under the ratemaking process over the service life of the related property through increased revenues resulting from a higher rate base and higher depreciation expense.  The component of AFUDC attributable to borrowed funds is included as a reduction to total interest expense.  Idaho Power’s weighted-average monthly AFUDC rate was 7.6 percent for 2016 and 2015 and 7.7 percent for 2014.
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

Reclassifications

In these consolidated financial statements, certain immaterial amounts in prior periods' consolidated financial statements and footnotes have been reclassified to conform with the current period presentation.

New and Recently Adopted Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Compensation--Stock Compensation (Topic 718) - Improvements to Employer Share-Based Payment Accounting, simplifying several aspects of the accounting for stock compensation paid to employees. As allowed, IDACORP and Idaho Power elected to early adopt the provisions of the new standard in the first quarter of 2016 under the modified retrospective method, with the cumulative effect of adoption recorded as an adjustment to 2016 beginning retained earnings. The principal changes under the new accounting standard include the following:

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

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820) - Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. As required, IDACORP and Idaho Power have adopted the provisions of this ASU at December 31, 2016, and accordingly, have retrospectively adjusted prior periods.

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

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is intended to enable users of financial statements to better understand and consistently analyze an entity's revenue across industries, transactions, and geographies. Under the ASU, recognition of revenue occurs when a customer obtains control of promised goods or services. In addition, the ASU requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB amended certain aspects of ASU 2014-09 to clarify the implementation guidance, including clarifications related to principal versus agent considerations, licensing and identifying performance obligations, narrow scope improvements, and practical expedients. The companies continue to assess the impacts of ASU 2014-09 on their financial statements, including disclosure requirements, but the companies do not expect the new guidance to significantly affect revenue recognition for tariff-based sales, which represent a significant majority of the companies' general business revenue. Accordingly, the companies do not expect the adoption of ASU 2014-09 to have a material effect on their financial statements; however, a number of industry-specific implementation issues are still unresolved and the final resolution of these issues could affect the companies' accounting for contributions in aid of construction, sales of renewable energy credits, alternative revenue programs, and recognition of revenue when collectability is in question. The guidance in ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years (full retrospective approach) and one requiring prospective application of the new standard including a cumulative-effect adjustment with disclosure of results under previous standards (modified-retrospective approach). IDACORP and Idaho Power plan to adopt ASU 2014-09 on January 1, 2018, using the modified-retrospective approach.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), intended to improve financial reporting about leasing transactions. The ASU significantly changes the accounting model used by lessees to account for leases, requiring that all material leases be presented on the balance sheet. Under the current model, some leases are classified as capital leases and recorded on the balance sheet while other leases classified as operating leases are not recognized on the balance sheet. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods, with early adoption permitted. The standard must be adopted using a modified-retrospective approach. IDACORP and Idaho Power are evaluating the impact of ASU 2016-02 on their financial statements. At this time, the companies do not know, and cannot reasonably estimate, the dollar impact of the adoption. Specifically, the companies are considering whether the new guidance will affect their accounting for purchase power agreements, easements and rights-of-way, utility pole attachments, and other utility industry-related areas.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), which amends ASC 230 to clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. The FASB issued the ASU with the intent of reducing diversity in practice with respect to eight types of cash flows. The companies expect the ASU to affect the classification of proceeds from the settlement of corporate-owned life insurance policies and related costs, which will be classified as investing activities under the new guidance. The companies already present debt prepayment and extinguishment costs, proceeds from the settlement of insurance claims (other than corporate-owned life insurance), and distributions received from equity-method investments in accordance with the new guidance. ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017, including interim periods, with early adoption permitted one year earlier. IDACORP and Idaho Power do not plan to early adopt the standard. The standard must be adopted retrospectively to all periods presented, unless impracticable to do so. IDACORP and Idaho Power do not believe the adoption will have a material impact on their financial statements.

2.  INCOME TAXES

A reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

	IDACORP			Idaho Power
	2016	2015	2014	2016	2015	2014
	(thousands of dollars)
Federal income tax expense at 35% statutory rate	$82,151	$84,154	$73,588	$79,250	$83,724	$73,116
Change in taxes resulting from:
AFUDC	(11,278)	(11,140)	(9,238)	(11,278)	(11,140)	(9,238)
Capitalized interest	2,000	2,693	2,278	2,000	2,693	2,278
Investment tax credits	(2,922)	(2,963)	(3,002)	(2,922)	(2,963)	(3,002)
Removal costs	(5,559)	(4,807)	(3,656)	(5,559)	(4,807)	(3,656)
Capitalized overhead costs	(10,500)	(8,750)	(8,750)	(10,500)	(8,750)	(8,750)
Capitalized repair costs	(28,000)	(28,700)	(26,250)	(28,000)	(28,700)	(26,250)
Bond redemption costs	(4,997)	(6,459)	—	(4,997)	(6,459)	—
Tax method change – capitalized repairs(1)	—	—	(24,516)	—	—	(24,516)
State income taxes, net of federal benefit	5,071	7,343	4,680	4,880	7,503	5,334
Depreciation	18,673	17,149	16,040	18,673	17,149	16,040
Share-based compensation	(1,614)	—	—	(1,583)	—	—
Affordable housing tax credits	(2,579)	(3,258)	(5,189)	—	—	—
Affordable housing investment distributions	(1,717)	—	—	—	—	—
Affordable housing investment amortization	1,380	1,519	2,757	—	—	—
Other, net	(3,680)	(1,021)	(1,970)	(2,779)	(22)	(1,840)
Total income tax expense	$36,429	$45,760	$16,772	$37,185	$48,228	$19,516
Effective tax rate	15.5%	19.0%	8.0%	16.4%	20.2%	9.3%
(1) In 2014, Idaho Power finalized an income tax accounting method change for the electric generation property portion of its capitalized repairs tax method and the final tangible property regulations. The cumulative impact of the method changes resulted in a net flow-through income tax benefit for 2014. The IRS approved the method changes as part of IDACORP's Compliance Assurance Process (CAP) examinations.

The items comprising income tax expense are as follows:

	IDACORP			Idaho Power
	2016	2015	2014	2016	2015	2014
	(thousands of dollars)
Income taxes current:
Federal	$1,181	$4,831	$(4,926)	$7,639	$16,470	$(2,805)
State	2,158	2,704	3,516	3,766	6,056	6,867
Total	3,339	7,535	(1,410)	11,405	22,526	4,062
Income taxes deferred:
Federal	33,205	34,770	17,159	27,506	27,696	21,833
State	100	626	(3,260)	(2,031)	(2,486)	(6,421)
Total	33,305	35,396	13,899	25,475	25,210	15,412
Investment tax credits:
Deferred	3,227	3,455	3,044	3,227	3,455	3,044
Restored	(2,922)	(2,963)	(3,002)	(2,922)	(2,963)	(3,002)
Total	305	492	42	305	492	42
Affordable housing investments	(520)	2,337	4,241	—	—	—
Total income tax expense	$36,429	$45,760	$16,772	$37,185	$48,228	$19,516

The components of the net deferred tax liability are as follows:

	IDACORP		Idaho Power
	2016	2015	2016	2015
	(thousands of dollars)
Deferred tax assets:
Regulatory liabilities	$51,326	$51,131	$51,326	$51,131
Deferred compensation	29,490	27,573	29,424	27,489
Deferred revenue	40,354	34,282	40,354	34,282
Tax credits	142,627	147,299	33,589	30,307
Partnership investments	6,543	7,220	—	—
Retirement benefits	132,362	126,885	132,362	126,885
Other	11,401	11,245	11,069	10,745
Total	414,103	405,635	298,124	280,839
Deferred tax liabilities:
Property, plant and equipment	500,987	474,879	500,987	474,879
Regulatory assets	948,540	875,028	948,540	875,028
Power cost adjustments	21,077	18,489	21,077	18,489
Fixed cost adjustment	17,376	14,395	17,376	14,395
Partnership investments	12,371	16,925	5,554	9,829
Retirement benefits	140,083	126,090	140,083	126,090
Other	17,919	17,205	15,922	14,500
Total	1,658,353	1,543,011	1,649,539	1,533,210
Net deferred tax liabilities	$1,244,250	$1,137,376	$1,351,415	$1,252,371

IDACORP's tax allocation agreement provides that each member of its consolidated group compute its income taxes on a separate company basis.  Amounts payable or refundable are settled through IDACORP. See Note 1 for further discussion of accounting policies related to income taxes.

Tax Credit Carryforwards

As of December 31, 2016, IDACORP had $103.5 million of general business credit carryforwards for federal income tax purposes and $39.1 million of Idaho investment tax credit carryforward.  The general business credit carryforward period expires from 2025 to 2036, and the Idaho investment tax credit expires from 2021 to 2030.

Uncertain Tax Positions

IDACORP and Idaho Power believe that they have no material income tax uncertainties for 2016 and prior tax years. Both companies recognize interest accrued related to unrecognized tax benefits as interest expense and penalties as other expense.

IDACORP and Idaho Power are subject to examination by their major tax jurisdictions - U.S. federal and the State of Idaho.  The open tax years for examination are 2016 for federal and 2012-2016 for Idaho.  In May 2009, IDACORP formally entered the U.S. Internal Revenue Service (IRS) Compliance Assurance Process (CAP) program for its 2009 tax year and has remained in the CAP program for all subsequent years.  The CAP program provides for IRS examination and issue resolution throughout the current year with the objective of return filings containing no contested items. In 2016, the IRS completed its examination of IDACORP's 2015 tax year with no unresolved income tax issues.

3.  REGULATORY MATTERS

IDACORP’s and Idaho Power’s financial statements reflect the effects of the different ratemaking principles followed by the jurisdictions regulating Idaho Power.  Included below is a summary of Idaho Power's regulatory assets and liabilities, as well as a discussion of notable regulatory matters.

Regulatory Assets and Liabilities

The application of accounting principles related to regulated operations sometimes results in Idaho Power recording some expenses and revenues in a different period than when an unregulated enterprise would record such expenses and revenues. Regulatory assets represent incurred costs that have been deferred because it is probable they will be recovered from customers through future rates.  Regulatory liabilities represent obligations to make refunds to customers for previous collections, or represent amounts collected in advance of incurring an expense.

The following table presents a summary of Idaho Power’s regulatory assets and liabilities (in thousands of dollars):

		As of December 31, 2016
	Remaining Amortization Period	Earning a Return(1)	Not Earning a Return	Total as of December 31,
Description				2016	2015
Regulatory Assets:
Income taxes		$—	$948,540	$948,540	$875,027
Unfunded postretirement benefits(2)		—	263,779	263,779	251,762
Pension expense deferrals		83,057	22,295	105,352	85,790
Energy efficiency program costs(3)		5,552	—	5,552	4,482
Power supply costs(4)	2017-2018	53,870	—	53,870	47,220
Fixed cost adjustment(4)	2017-2018	44,445	—	44,445	36,820
Asset retirement obligations(5)		—	14,154	14,154	14,410
Mark-to-market liabilities(6)		—	—	—	4,973
Long-term service agreement(7)	2043	17,879	11,202	29,081	30,225
Other	2017-2054	2,541	4,585	7,126	3,716
Total		$207,344	$1,264,555	$1,471,899	$1,354,425
Regulatory Liabilities:
Income taxes		$—	$51,326	$51,326	$51,131
Removal costs(5)		—	186,609	186,609	183,505
Investment tax credits		—	79,960	79,960	79,655
Deferred revenue-AFUDC(8)		70,178	33,041	103,219	87,690
Energy efficiency program costs(3)		10,730	—	10,730	6,554
Settlement agreement sharing mechanism(4)		—	—	—	3,159
Mark-to-market assets(6)		—	7,831	7,831	405
Other		5,598	1,516	7,114	6,399
Total		$86,506	$360,283	$446,789	$418,498

(1) Earning a return includes either interest or a return on the investment as a component of rate base at the allowed rate of return.
(2) Represents the unfunded obligation of Idaho Power’s pension and postretirement benefit plans, which are discussed in Note 11.
(3) The energy efficiency asset represents the Oregon jurisdiction balance and the liability represents the Idaho jurisdiction balance.
(4) These items are discussed in more detail in this Note 3.
(5) Asset retirement obligations and removal costs are discussed in Note 13.
(6) Mark-to-market assets and liabilities are discussed in Note 16.
(7) A portion not earning a return as of December 31, 2016, will be eligible to earn a return as of January 1, 2018.
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

Power Cost Adjustment Mechanisms and Deferred Power Supply Costs

In both its Idaho and Oregon jurisdictions, Idaho Power's power cost adjustment mechanisms address the volatility of power supply costs and provide for annual adjustments to the rates charged to its retail customers. The power cost adjustment mechanisms compare Idaho Power's actual net power supply costs (primarily fuel and purchased power less off-system sales) against net power supply costs being recovered in Idaho Power's retail rates. Under the power cost adjustment mechanisms, certain differences between actual net power supply costs incurred by Idaho Power and costs being recovered in retail rates are recorded as a deferred charge or credit on the balance sheets for future recovery or refund.  The power supply costs deferred primarily result from changes in contracted power purchase prices and volumes, changes in wholesale market prices and transaction volumes, fuel prices, and the levels of Idaho Power's own generation. The Idaho deferral period or PCA year runs from April 1 through March 31. Amounts deferred during the PCA year are primarily recovered or refunded during the subsequent June 1 through May 31 period.

Idaho Jurisdiction Power Cost Adjustment Mechanism: In the Idaho jurisdiction, the annual PCA adjustment consists of (a) a forecast component, based on a forecast of net power supply costs in the coming year as compared with net power supply costs included in base rates; and (b) a true-up component, based on the difference between the previous year’s actual net power supply costs and the previous year’s forecast.  The latter component also includes a balancing mechanism so that, over time, the actual collection or refund of authorized true-up dollars matches the amounts authorized.  The PCA mechanism also includes:

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

The table below summarizes the three most recent PCA rate adjustments, all of which also include non-PCA-related rate adjustments as ordered by the IPUC:

Effective Date	$ Change (millions)	Notes
June 1, 2016	$17.3
The net increase in PCA rates included the application of (a) a customer rate credit of $3.2 million for sharing of revenues with customers for the year 2015 under the terms of the October 2014 settlement stipulation, and (b) $4.0 million reduction due to the transfer of Idaho energy efficiency rider funds.

June 1, 2015	$(11.6)
The net decrease in PCA rates included the application of (a) a customer rate credit of $8.0 million for sharing of revenues with customers for the year 2014 under the terms of the December 2011 settlement stipulation, and (b) $4.0 million of surplus Idaho energy efficiency rider funds.

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

In March 2014, the IPUC issued an order approving Idaho Power's application requesting an increase of approximately $106 million in the normalized or "base level" net power supply expense on a total-system basis to be used to update base rates and in the determination of the PCA rate that became effective June 1, 2014. Approval of the order removed the Idaho-jurisdictional portion of those expenses (approximately $99 million) from collection via the PCA mechanism and instead results in collecting that portion through base rates.

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

Oregon Jurisdiction Power Cost Adjustment Mechanism: Idaho Power’s power cost recovery mechanism in Oregon has two components: an annual power cost update (APCU) and a power cost adjustment mechanism (PCAM).  The APCU allows Idaho Power to reestablish its Oregon base net power supply costs annually, separate from a general rate case, and to forecast net power supply costs for the upcoming water year.  The PCAM is a true-up filed annually in February.  The filing calculates the deviation between actual net power supply expenses incurred for the preceding calendar year and the net power supply expenses recovered through the APCU for the same period.  Under the PCAM, Idaho Power is subject to a portion of the business risk or benefit associated with this deviation through application of an asymmetrical deadband (or range of deviations) within which Idaho Power absorbs cost increases or decreases.  For deviations in actual power supply costs outside of the deadband, the PCAM provides for 90/10 sharing of costs and benefits between customers and Idaho Power.  However, collection by Idaho Power will occur only to the extent that Idaho Power’s actual Oregon-jurisdictional return on equity (Oregon ROE) for the year is no greater than 100 basis points below Idaho Power’s last authorized Oregon ROE.  A refund to customers will occur only to the extent that Idaho Power’s actual Oregon ROE for that year is no less than 100 basis points above Idaho Power’s last authorized Oregon ROE.  Oregon jurisdiction power supply cost changes under the APCU and PCAM during each of 2016, 2015, and 2014 are summarized in the table that follows:

Year and Mechanism	APCU or PCAM Adjustment
2016 PCAM	Actual net power supply costs were within the deadband, resulting in no deferral.
2016 APCU	A rate increase of $0.2 million annually took effect June 1, 2016.
2015 PCAM	Actual net power supply costs were within the deadband, resulting in no deferral.
2015 APCU	A rate decrease of $0.7 million annually took effect June 1, 2015.
2014 PCAM	Actual net power supply costs were within the deadband, resulting in no deferral.
2014 APCU	A rate increase of $0.4 million annually took effect June 1, 2014.

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

December 2011 Idaho Settlement Stipulation: In December 2011, the IPUC issued an order, separate from the then-pending general rate case proceeding, approving a settlement stipulation that provided as follows:

•
If Idaho Power's actual Idaho-jurisdiction return on year-end equity (Idaho ROE) for 2012, 2013, or 2014 was less than 9.5 percent, then Idaho Power could amortize up to a total of $45 million of additional accumulated deferred investment tax credits (ADITC) to help achieve a minimum 9.5 percent Idaho ROE in the applicable year.

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

As Idaho Power's Idaho ROE exceeded 10.5 percent in 2014, Idaho Power did not amortize additional ADITC, but instead shared $24.7 million of its Idaho-jurisdiction earnings with Idaho customers. Of the amount shared in 2014, $8.0 million was returned as a rate reduction as part of the 2015 PCA mechanism adjustment and $16.7 million was recorded as a pre-tax charge to pension expense.

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

•
If Idaho Power's annual Idaho ROE in any year exceeds 10.0 percent, the amount of earnings exceeding a 10.0 percent Idaho ROE and up to and including a 10.5 percent Idaho ROE will be allocated 75 percent to Idaho Power's Idaho customers as a rate reduction to be effective at the time of the subsequent year's PCA and 25 percent to Idaho Power.

•
If Idaho Power's annual Idaho ROE in any year exceeds 10.5 percent, the amount of earnings exceeding a 10.5 percent Idaho ROE will be allocated 50 percent to Idaho Power's Idaho customers as a rate reduction to be effective at the time of the subsequent year's PCA, 25 percent to Idaho Power's Idaho customers in the form of a reduction to the pension expense deferral regulatory asset (to reduce the amount to be collected in the future from Idaho customers), and 25 percent to Idaho Power.

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

In 2015, Idaho Power recorded a $3.2 million provision against current revenue for sharing with customers, as its Idaho ROE for 2015 was above 10.0 percent. In 2016, Idaho Power recorded no additional ADITC amortization and no provision for sharing with customers, as its 2016 Idaho ROE was between 9.5 percent and 10.0 percent. Accordingly, at December 31, 2016, the full $45 million of additional ADITC remains available for future use under the terms of the settlement stipulation.

In 2016, 2015, and 2014, Idaho Power recorded the following for sharing with customers under the December 2011 and October 2014 Idaho settlement stipulations (in millions):

Year	Recorded as Refunds to Customers	Recorded as a Pre-tax Charge to Pension Expense
2016	$—	$—
2015	$3.2	$—
2014	$8.0	$16.7

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

The following table summarizes FCA amounts approved for collection in the prior three FCA years:

FCA Year	Period Rates in Effect	Annual Amount (in millions)
2015	June 1, 2016-May 31, 2017	$28.1
2014	June 1, 2015-May 31, 2016	$16.9
2013	June 1, 2014-May 31, 2015	$14.9

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

Depreciation Rate Requests
In 2016, Idaho Power conducted a depreciation study of all electric plant-in-service that provided updates to net salvage percentages and service life estimates for all Idaho Power plant assets. Based on the study, in October and November 2016, Idaho Power filed applications with the IPUC and OPUC, respectively, requesting approval to institute revised depreciation rates for Idaho Power's electric plant-in-service and adjust base rates by an aggregate of $7.4 million to reflect the revised depreciation rates applied to electric plant in service balances subject to the most recent general rate cases. The proposed adjustments in these applications are an overall rate increase of 0.6 percent in Idaho and 1.3 percent in Oregon.
At the same time, Idaho Power also filed applications with the IPUC and the OPUC requesting authorization to (a) accelerate depreciation for the North Valmy coal-fired power plant, to allow the plant to be fully depreciated by December 31, 2025, (b) establish a balancing account to track the incremental costs and benefits associated with the accelerated depreciation date, and (c) adjust customer rates to recover the associated incremental annual levelized revenue requirement in the aggregate amount of $29.6 million. The proposed adjustment in these applications are an overall rate increase of 2.5 percent in Idaho and 1.9 percent in Oregon.
Idaho Power expects the IPUC and the OPUC to enter final orders in both matters prior to June 2017 in Idaho and November 2017 in Oregon.

Western Energy Imbalance Market Costs
Idaho Power plans to participate in a new energy imbalance market implemented in the western United States (Western EIM).  In August 2016, Idaho Power filed an application with the IPUC requesting specified regulatory accounting treatment associated with its participation in the Western EIM. In January 2017, the IPUC issued an order authorizing Idaho Power’s requested deferral accounting treatment for costs associated with joining the Western EIM. Idaho Power can defer costs incurred until the earlier of when Idaho Power requests recovery of the costs and the deferral balance or the end of 2018. Recovery of deferred costs will be addressed in a future IPUC proceeding.  Idaho Power anticipates that its participation in the Western EIM will commence in the spring of 2018.

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

Federal Regulatory Matters - Open Access Transmission Tariff Rates

Idaho Power uses a formula rate for transmission service provided under its OATT, which allows transmission rates to be updated annually based primarily on financial and operational data Idaho Power files with the FERC.  Idaho Power's OATT rates submitted to the FERC in Idaho Power's four most recent annual OATT Final Informational Filings were as follows:

Applicable Period	OATT Rate (per kW-year)
October 1, 2016 to September 30, 2017	$25.52
October 1, 2015 to September 30, 2016	$23.43
October 1, 2014 to September 30, 2015	$22.48
October 1, 2013 to September 30, 2014	$22.80

Idaho Power's current OATT rate is based on a net annual transmission revenue requirement of $127.4 million, which represents the OATT formulaic determination of Idaho Power's net cost of providing OATT-based transmission service.

4.  LONG-TERM DEBT

The following table summarizes IDACORP's and Idaho Power's long-term debt at December 31 (in thousands of dollars):

	2016	2015
First mortgage bonds:
6.15% Series due 2019	$—	$100,000
4.50% Series due 2020	130,000	130,000
3.40% Series due 2020	100,000	100,000
2.95% Series due 2022	75,000	75,000
2.50% Series due 2023	75,000	75,000
6.00% Series due 2032	100,000	100,000
5.50% Series due 2033	70,000	70,000
5.50% Series due 2034	50,000	50,000
5.875% Series due 2034	55,000	55,000
5.30% Series due 2035	60,000	60,000
6.30% Series due 2037	140,000	140,000
6.25% Series due 2037	100,000	100,000
4.85% Series due 2040	100,000	100,000
4.30% Series due 2042	75,000	75,000
4.00% Series due 2043	75,000	75,000
3.65% Series due 2045	250,000	250,000
4.05% Series due 2046	120,000	—
Total first mortgage bonds	1,575,000	1,555,000
Pollution control revenue bonds:
5.15% Series due 2024(1)	49,800	49,800
5.25% Series due 2026(1)	116,300	116,300
Variable Rate Series 2000 due 2027	4,360	4,360
Total pollution control revenue bonds	170,460	170,460
American Falls bond guarantee	19,885	19,885
Milner Dam note guarantee	1,064	2,127
Unamortized issuance costs and discounts	(20,731)	(20,998)
Total IDACORP and Idaho Power outstanding debt(2)	1,745,678	1,726,474
Current maturities of long-term debt	(1,064)	(1,064)
Total long-term debt	$1,744,614	$1,725,410

(1) Humboldt County and Sweetwater County Pollution Control Revenue Bonds are secured by the first mortgage, bringing the total first mortgage bonds outstanding at December 31, 2016, to $1.741 billion.
(2) At December 31, 2016 and 2015, the overall effective cost rate of Idaho Power's outstanding debt was 4.87 percent and 4.96 percent, respectively.

At December 31, 2016, the maturities for the aggregate amount of IDACORP and Idaho Power long-term debt outstanding were as follows (in thousands of dollars):

2017	2018	2019	2020	2021	Thereafter
$1,064	$—	$—	$230,000	$—	$1,535,345

Long-Term Debt Issuances, Maturities, and Availability

On March 10, 2016, Idaho Power issued $120 million in principal amount of 4.05% first mortgage bonds, secured medium-term notes, Series J, maturing on March 1, 2046. On April 11, 2016, Idaho Power redeemed, prior to maturity, $100 million in principal amount of 6.15% first mortgage bonds, medium-term notes, Series H, due April 2019. In accordance with the redemption provisions of the notes, the redemption included Idaho Power's payment of a make-whole premium to the holders of the redeemed notes in the aggregate amount of approximately $14.0 million. Idaho Power used a portion of the net proceeds from the March 2016 sale of first mortgage bonds, medium-term notes to effect the redemption.

On March 6, 2015, Idaho Power issued $250 million in principal amount of 3.65% first mortgage bonds, secured medium-term notes, Series J, maturing on March 1, 2045. On April 23, 2015, Idaho Power redeemed, prior to maturity, $120 million in principal amount of 6.025% first mortgage bonds, secured medium-term notes, Series H, due July 2018. In accordance with the redemption provisions of the notes, the redemption included Idaho Power's payment of a make-whole premium to the holders of the redeemed notes in the aggregate amount of approximately $17.9 million. Idaho Power used a portion of the net proceeds from the March 2015 sale of first mortgage bonds, medium-term notes to effect the redemption.

In April and May 2016, Idaho Power received orders from the IPUC, OPUC, and Wyoming Public Service Commission (WPSC) authorizing Idaho Power to issue and sell from time to time up to $500 million in aggregate principal amount of debt securities and first mortgage bonds, subject to conditions specified in the orders. The order from the IPUC approved the issuance of the securities through May 31, 2019, subject to extensions upon request to the IPUC. The OPUC's and WPSC's orders do not impose a time limitation for issuances, but the OPUC order does impose a number of other conditions, including a requirement that the interest rates for the debt securities or first mortgage bonds fall within either (a) designated spreads over comparable U.S. Treasury rates or (b) a maximum all-in interest rate limit of 7.0 percent.

On May 20, 2016, IDACORP and Idaho Power filed a joint shelf registration statement with the U.S. Securities and Exchange Commission (SEC), which became effective upon filing, for the offer and sale of, in the case of Idaho Power, an unspecified principal amount of its first mortgage bonds and debt securities. On September 27, 2016, Idaho Power entered into a selling agency agreement with seven banks named in the agreement in connection with the potential issuance and sale from time to time of up to $500 million aggregate principal amount of first mortgage bonds, secured medium term notes, Series K (Series K Notes), under Idaho Power’s Indenture of Mortgage and Deed of Trust, dated as of October 1, 1937, as amended and supplemented (Indenture). At the same time, Idaho Power entered into the Forty-eighth Supplemental Indenture, dated as of September 1, 2016, to the Indenture. The Forty-eighth Supplemental Indenture provides for, among other items, the issuance of up to $500 million in aggregate principal amount of Series K Notes pursuant to the Indenture. As of December 31, 2016, $500 million in principal amount of Series K Notes remained available for issuance under the Indenture.

Mortgage: As of December 31, 2016, Idaho Power could issue under its Indenture approximately $1.7 billion of additional first mortgage bonds based on retired first mortgage bonds and total unfunded property additions. These amounts are further limited by the maximum amount of first mortgage bonds set forth in the Indenture.

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

The Forty-eighth Supplemental Indenture increased the maximum amount of first mortgage bonds issuable by Idaho Power under the Indenture from $2.0 billion to $2.5 billion. The amount issuable is also restricted by property, earnings, and other provisions of the Indenture and supplemental indentures to the Indenture. Idaho Power may amend the Indenture and increase this amount without consent of the holders of the first mortgage bonds. The Indenture requires that Idaho Power's net earnings be at least twice the annual interest requirements on all outstanding debt of equal or prior rank, including the bonds that Idaho Power may propose to issue. Under certain circumstances, the net earnings test does not apply, including the issuance of refunding bonds to retire outstanding bonds that mature in less than two years or that are of an equal or higher interest rate, or prior lien bonds.

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

The IDACORP and Idaho Power credit facilities have similar terms and conditions. The interest rates for any borrowings under the facilities are based on either (1) a floating rate that is equal to the highest of the prime rate, federal funds rate plus 0.5 percent, or LIBOR rate plus 1.0 percent, or (2) the LIBOR rate, plus, in each case, an applicable margin, provided that the federal funds rate and LIBOR rate will not be less than 0.0 percent. The margin is based on IDACORP's or Idaho Power's, as applicable, senior unsecured long-term indebtedness credit rating by Moody's Investors Service, Inc., Standard and Poor's Ratings Services, and Fitch Rating Services, Inc., as set forth on a schedule to the credit agreements. Under their respective credit facilities, the companies pay a facility fee on the commitment based on the respective company's credit rating for senior unsecured long-term debt securities. While the credit facilities provide for an original maturity date of November 6, 2020, the credit agreements grant IDACORP and Idaho Power the right to request up to two one-year extensions, subject to certain conditions. On November 7, 2016, IDACORP and Idaho Power executed the first extension agreement with the consent of all the lenders, extending the maturity date under both credit agreements to November 5, 2021. No other terms of the credit facilities, included the amount of permitted borrowing under the credit agreements, were affected by the extensions.

At December 31, 2016, no loans were outstanding under either IDACORP's or Idaho Power's facilities.  At December 31, 2016, Idaho Power had regulatory authority to incur up to $450 million in principal amount of short-term indebtedness at any one time outstanding. Balances (in thousands of dollars) and interest rates of IDACORP’s and Idaho Power's short-term borrowings were as follows at December 31, 2016, and December 31, 2015:

	IDACORP		Idaho Power		Total
	2016	2015	2016	2015	2016	2015
Commercial paper balances:
At the end of year	$—	$20,000	$21,800	$—	$21,800	$20,000
Average during the year	$15,692	$22,054	$438	$—	$16,130	$22,054
Weighted-average interest rate
At the end of the year	—%	0.88%	1.13%	—%	1.13%	0.88%

6.  COMMON STOCK

IDACORP Common Stock

The following table summarizes IDACORP common stock transactions during the last three years and shares reserved at December 31, 2016:

	Shares issued			Shares reserved
	2016	2015	2014	December 31, 2016
Balance at beginning of year	50,352,051	50,308,702	50,233,463
Continuous equity program (inactive)	—	—	—	3,000,000
Dividend reinvestment and stock purchase plan	—	—	—	2,576,723
Employee savings plan	—	—	—	3,567,954
Long-term incentive and compensation plan	67,966	43,349	75,239	1,311,147
Restricted stock plan(1)	—	—	—	256,154
Balance at end of year	50,420,017	50,352,051	50,308,702
(1) The Restricted Stock Plan was terminated on February 9, 2017.

In recent years, IDACORP has entered into sales agency agreements under which IDACORP could offer and sell shares of its common stock from time to time through an agent. The most recent sales agency agreement expired in May 2016, but IDACORP may choose to enter into a new sales agency agreement in the future. On May 20, 2016, IDACORP filed a shelf registration statement with the SEC, which became effective upon filing, for the potential offer and sale of an unspecified amount of shares of common stock.

Restrictions on Dividends

Idaho Power’s ability to pay dividends on its common stock held by IDACORP and IDACORP’s ability to pay dividends on its common stock are limited to the extent payment of such dividends would violate the covenants in their respective credit facilities or Idaho Power’s Revised Code of Conduct. A covenant under IDACORP’s credit facility and Idaho Power’s credit facility requires IDACORP and Idaho Power to maintain leverage ratios of consolidated indebtedness to consolidated total capitalization, as defined therein, of no more than 65 percent at the end of each fiscal quarter.  At December 31, 2016, the leverage ratios for IDACORP and Idaho Power were 45 percent and 47 percent, respectively.  Based on these restrictions, IDACORP’s and Idaho Power’s dividends were limited to $1.2 billion and $1.0 billion, respectively, at December 31, 2016.  There are additional facility covenants, subject to exceptions, that prohibit or restrict the sale or disposition of property without consent and any agreements restricting dividend payments to the company from any material subsidiary. At December 31, 2016, IDACORP and Idaho Power were in compliance with those covenants.

Idaho Power’s Revised Policy and Code of Conduct relating to transactions between and among Idaho Power, IDACORP, and other affiliates, which was approved by the IPUC in April 2008, provides that Idaho Power will not pay any dividends to IDACORP that will reduce Idaho Power’s common equity capital below 35 percent of its total adjusted capital without IPUC approval. At December 31, 2016, Idaho Power's common equity capital was 53 percent of its total adjusted capital. Further, Idaho Power must obtain approval from the OPUC before it can directly or indirectly loan funds or issue notes or give credit on its books to IDACORP.

Idaho Power’s articles of incorporation contain restrictions on the payment of dividends on its common stock if preferred stock dividends are in arrears. As of the date of this report, Idaho Power has no preferred stock outstanding.

In addition to contractual restrictions on the amount and payment of dividends, the Federal Power Act (FPA) prohibits the payment of dividends from "capital accounts." The term "capital account" is undefined in the FPA or its regulations, but Idaho Power does not believe the restriction would limit Idaho Power's ability to pay dividends out of current year earnings or retained earnings.

7.  STOCK-BASED COMPENSATION

IDACORP has two share-based compensation plans -- the 2000 Long-Term Incentive and Compensation Plan (LTICP) and the 1994 Restricted Stock Plan (RSP).  The RSP was terminated effective February 9, 2017. The LTICP (for officers, key employees, and directors) permits the grant of stock options, restricted stock, performance shares, performance units, and several other types of stock-based awards.  At December 31, 2016, the maximum number of shares available under the LTICP and RSP were 934,781 and 15,796, respectively, excluding (i) issued but unvested performance-based restricted shares and (ii) issued but unvested time-based restricted shares.

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

Performance-based restricted stock awards have three-year vesting periods and entitle the recipients to voting rights.  Unvested shares are restricted as to disposition, subject to forfeiture under certain circumstances, and subject to the attainment of specific performance conditions over the three-year vesting period.  The performance conditions are two equally-weighted metrics, cumulative earnings per share (CEPS) and total shareholder return (TSR) relative to a peer group.  Depending on the level of attainment of the performance conditions and the year issued, the final number of shares awarded can range from zero to 150 percent of the target award for awards granted prior to 2015 and from zero to 200 percent of the target award for awards granted in 2015 and 2016.  Dividends are accrued during the vesting period and paid out based on the final number of shares awarded.

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

A summary of restricted stock and performance share activity is presented below.  Idaho Power share amounts represent the portion of IDACORP amounts related to Idaho Power employees:

	IDACORP		Idaho Power
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested shares at January 1, 2016	230,820	$52.41	228,790	$52.44
Shares granted	114,486	64.13	113,708	64.18
Shares forfeited	(24,699)	65.75	(24,699)	65.75
Shares vested	(119,542)	44.30	(118,273)	44.32
Nonvested shares at December 31, 2016	201,065	$61.49	199,526	$61.51

The total fair value of shares vested was $8.3 million in 2016, $8.3 million in 2015, and $6.6 million in 2014.  At December 31, 2016, IDACORP had $5.0 million of total unrecognized compensation cost related to nonvested share-based compensation that was expected to vest.  Idaho Power’s share of this amount was $4.9 million.  These costs are expected to be recognized over a weighted-average period of 1.73 years.  IDACORP uses original issue and/or treasury shares for these awards.

In 2016, a total of 12,681 shares were awarded to directors at a grant date fair value of $70.96 per share.  Directors elected to defer receipt of 4,931 of these shares, which are being held as deferred stock units with dividend equivalents reinvested in additional stock units.

Compensation Expense:  The following table shows the compensation cost recognized in income and the tax benefits resulting from these plans, as well as the amounts allocated to Idaho Power for those costs associated with Idaho Power’s employees (in thousands of dollars):

	IDACORP			Idaho Power
	2016	2015	2014	2016	2015	2014
Compensation cost	$5,561	$5,299	$5,609	$5,494	$5,221	$5,458
Income tax benefit	2,174	2,072	2,193	2,148	2,042	2,134

No equity compensation costs have been capitalized. These costs are primarily reported within other operations and maintenance expense in the consolidated statements of income.

8.  EARNINGS PER SHARE

The following table presents the computation of IDACORP’s basic and diluted earnings per share for the years ended December 31, 2016, 2015, and 2014 (in thousands, except for per share amounts):

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net income attributable to IDACORP, Inc.	$198,288	$194,679	$193,480
Denominator:
Weighted-average common shares outstanding - basic	50,298	50,220	50,131
Effect of dilutive securities	75	72	68
Weighted-average common shares outstanding - diluted	50,373	50,292	50,199
Basic earnings per share	$3.94	$3.88	$3.86
Diluted earnings per share	$3.94	$3.87	$3.85

9.  COMMITMENTS

Purchase Obligations

At December 31, 2016, Idaho Power had the following long-term commitments relating to purchases of energy, capacity, transmission rights, and fuel (in thousands of dollars):

	2017	2018	2019	2020	2021	Thereafter
Cogeneration and power production	$228,545	$235,366	$229,450	$229,473	$235,922	$3,150,212
Fuel	56,534	22,070	8,948	8,433	8,399	100,978

As of December 31, 2016, Idaho Power had 945 MW nameplate capacity of PURPA-related projects on-line, with an additional 178 MW nameplate capacity of projects projected to be on-line in 2017 and an additional 9 MW expected to be added in 2019.  The power purchase contracts for these projects have original contract terms ranging from one to 35 years. Idaho Power's expenses associated with PURPA-related projects were approximately $154 million in 2016, $131 million in 2015, and $145 million in 2014.

Idaho Power also has the following long-term commitments for lease guarantees, equipment, maintenance and services, and industry related fees (in thousands of dollars):

	2017	2018	2019	2020	2021	Thereafter
Operating leases	$3,339	$4,171	$4,237	$4,076	$4,038	$29,218
Equipment, maintenance, and service agreements	26,884	12,435	6,185	6,871	3,421	51,085
FERC and other industry-related fees	12,508	12,444	8,434	5,744	5,744	28,720

IDACORP’s expense for operating leases was approximately $4.9 million in 2016, $4.4 million in 2015, and $5.9 million in 2014.

Guarantees

Through a self-bonding mechanism, Idaho Power guarantees its portion of reclamation activities and obligations at BCC, of which IERCo owns a one-third interest.  This guarantee, which is renewed annually with the Wyoming Department of Environmental Quality, was $71 million at December 31, 2016, representing IERCo's one-third share of BCC's total reclamation obligation.  BCC has a reclamation trust fund set aside specifically for the purpose of paying these reclamation costs.  At December 31, 2016, the value of the reclamation trust fund was $78 million. During 2016, the reclamation trust fund distributed approximately $6 million for reclamation activity costs associated with the BCC surface mine. BCC periodically assesses the adequacy of the reclamation trust fund and its estimate of future reclamation costs.  To ensure that the reclamation trust fund maintains adequate reserves, BCC has the ability to, and does, add a per-ton surcharge to coal sales, all of which are made to the Jim Bridger plant.  Because of the existence of the fund and the ability to apply a per-ton surcharge, the estimated fair value of this guarantee is minimal.

IDACORP and Idaho Power enter into financial agreements and power purchase and sale agreements that include indemnification provisions relating to various forms of claims or liabilities that may arise from the transactions contemplated by these agreements.  Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnification provisions cannot be reasonably estimated.  IDACORP and Idaho Power periodically evaluate the likelihood of incurring costs under such indemnities based on their historical experience and the evaluation of the specific indemnities.  As of December 31, 2016, management believes the likelihood is remote that IDACORP or Idaho Power would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnification obligations.  Neither IDACORP nor Idaho Power has recorded any liability on their respective consolidated balance sheets with respect to these indemnification obligations.

10.  CONTINGENCIES

IDACORP and Idaho Power have in the past and expect in the future to become involved in various claims, controversies, disputes, and other contingent matters, including the items described below. Some of these claims, controversies, disputes, and other contingent matters involve litigation and regulatory or other contested proceedings. The ultimate resolution and outcome of litigation and regulatory proceedings is inherently difficult to determine, particularly where (a) the remedies or penalties sought are indeterminate, (b) the proceedings are in the early stages or the substantive issues have not been well developed, or (c) the matters involve complex or novel legal theories or a large number of parties. In accordance with applicable accounting guidance, IDACORP and Idaho Power, as applicable, establish an accrual for legal proceedings when those matters proceed to a stage where they present loss contingencies that are both probable and reasonably estimable. In such cases, there may be a possible exposure to loss in excess of any amounts accrued. IDACORP and Idaho Power monitor those matters for developments that could affect the likelihood of a loss and the accrued amount, if any, and adjust the amount as appropriate. If the loss contingency at issue is not both probable and reasonably estimable, IDACORP and Idaho Power do not establish an accrual and the matter will continue to be monitored for any developments that would make the loss contingency both probable and reasonably estimable. As of the date of this report, IDACORP's and Idaho Power's accruals for loss contingencies are not material to their financial statements as a whole; however, future accruals could be material in a given period. IDACORP's and Idaho Power's determination is based on currently available information, and estimates presented in financial statements and other financial disclosures involve significant judgment and may be subject to significant uncertainty.

Western Energy Proceedings

High prices for electricity, energy shortages, and blackouts in California and in the western wholesale markets during 2000 and 2001 caused numerous purchasers of electricity in those markets to initiate proceedings to consider requiring refunds and other forms of disgorgement from energy sellers. Idaho Power and IESCo (as successor to IDACORP Energy L.P.) believe that the current state of the FERC's orders and the settlement releases they have obtained, including a settlement Idaho Power and IESCo executed in December 2016 and approved by the FERC relating to the California energy market proceedings, will eliminate or restrict potential future claims that might result from the remaining proceedings. As IDACORP and Idaho Power believe that their participation in the California and western wholesale market proceedings has effectively concluded, IDACORP and Idaho Power expect that these matters will not have a material adverse effect on their respective results of operations or financial condition in future periods.

Hoku Corporation Bankruptcy Claims

On June 26, 2015, the trustee in the Hoku Corporation chapter 7 bankruptcy case (In Re: Hoku Corporation, United States Bankruptcy Court, District of Idaho, Case No. 13-40838 JDP) filed a complaint against Idaho Power, alleging that specified payments made by Hoku Corporation to Idaho Power in the six years prior to Hoku Corporation's bankruptcy filing in July 2013 should be recoverable by the trustee as constructive fraudulent transfers. Hoku Corporation was the parent entity of Hoku Materials, Inc., with which Idaho Power had an electric service agreement approved by the IPUC in March 2009. Under the electric service agreement, Idaho Power agreed to provide electric service to a polysilicon production facility under construction by Hoku Materials in the state of Idaho. Idaho Power also had agreements with Hoku Materials pertaining to the design and construction of apparatus for the provision of electric service to the polysilicon plant. The trustee's complaint against Idaho Power requested recovery from Idaho Power in amounts up to approximately $36 million. The complaint alleged that the payments made by Hoku Corporation to Idaho Power were subject to recovery by the trustee on the basis that Hoku Corporation was insolvent at the time of the payments and did not have any legal or equitable title in the polysilicon plant or liability for Hoku Materials' debts, and thus did not receive reasonably equivalent value for the payments it made for or on behalf of Hoku Materials. In September 2016, the bankruptcy judge issued an oral opinion granting Idaho Power’s and other parties’ motion for substantive consolidation of Hoku Corporation and Hoku Materials, which consolidated the bankruptcies of Hoku Corporation and Hoku Materials.  On December 20, 2016, the bankruptcy judge entered an order of dismissal, with prejudice, of the complaint against Idaho Power, which effectively ended Idaho Power’s participation in the adversary proceedings.

Other Proceedings

IDACORP and Idaho Power are parties to legal claims and legal and regulatory actions and proceedings in the ordinary course of business that are in addition to those discussed above and, as noted above, record an accrual for associated loss contingencies when they are probable and reasonably estimable. As of the date of this report, the companies believe that resolution of those matters will not have a material adverse effect on their respective consolidated financial statements. Idaho Power is also actively monitoring various pending environmental regulations that may have a significant impact on its future operations. Given uncertainties regarding the outcome, timing, and compliance plans for these environmental matters, Idaho Power is unable to estimate the financial impact of these regulations. However, Idaho Power does believe that future capital investment for infrastructure and modifications to its electric system facilities could be significant to comply with these regulations.

11.  BENEFIT PLANS

Idaho Power sponsors defined benefit and other postretirement benefit plans that cover the majority of its employees. Idaho Power also sponsors a defined contribution 401(k) employee savings plan and provides certain post-employment benefits.

Pension Plans

Idaho Power has two pension plans–a noncontributory defined benefit pension plan (pension plan) and two nonqualified defined benefit pension plans for certain senior management employees called the Security Plan for Senior Management Employees I and Security Plan for Senior Management Employees II (together, SMSP).  Idaho Power also has a nonqualified defined benefit pension plan for directors that was frozen in 2002. Remaining vested benefits from that plan are included with the SMSP in the disclosures below. The benefits under these plans are based on years of service and the employee's final average earnings.

Idaho Power’s funding policy for the pension plan is to contribute at least the minimum required under the Employee Retirement Income Security Act of 1974 (ERISA) but not more than the maximum amount deductible for income tax purposes.  In 2016, 2015, and 2014 Idaho Power elected to contribute more than the minimum required amounts in order to bring the pension plan to a more funded position, to reduce future required contributions, and to reduce Pension Benefit Guaranty Corporation premiums.

The following table summarizes the changes in benefit obligations and plan assets of these plans (in thousands of dollars):

	Pension Plan		SMSP
	2016	2015	2016	2015

Change in projected benefit obligation:
Benefit obligation at January 1	$835,523	$844,812	$95,389	$94,410
Service cost	32,019	33,164	1,228	1,689
Interest cost	37,813	35,171	4,275	3,868
Actuarial loss (gain)	22,640	(47,952)	2,933	(352)
Plan amendment	81	—	120	—
Benefits paid	(33,016)	(29,672)	(4,375)	(4,226)
Projected benefit obligation at December 31	895,060	835,523	99,570	95,389
Change in plan assets:
Fair value at January 1	559,616	559,719	—	—
Actual return on plan assets	40,968	(9,431)	—	—
Employer contributions	40,000	39,000	—	—
Benefits paid	(33,016)	(29,672)	—	—
Fair value at December 31	607,568	559,616	—	—
Funded status at end of year	$(287,492)	$(275,907)	$(99,570)	$(95,389)
Amounts recognized in the statement of financial position consist of:
Other current liabilities	$—	$—	$(4,733)	$(4,423)
Noncurrent liabilities	(287,492)	(275,907)	(94,837)	(90,966)
Net amount recognized	$(287,492)	$(275,907)	$(99,570)	$(95,389)
Amounts recognized in accumulated other comprehensive income consist of:
Net loss	$263,634	$253,212	$33,660	$34,260
Prior service cost	96	74	625	673
Subtotal	263,730	253,286	34,285	34,933
Less amount recorded as regulatory asset	(263,730)	(253,286)	—	—
Net amount recognized in accumulated other comprehensive income	$—	$—	$34,285	$34,933
Accumulated benefit obligation	$766,367	$714,994	$91,146	$86,838

As a non-qualified plan, the SMSP has no plan assets. However, Idaho Power has a Rabbi trust designated to provide funding for SMSP obligations. The Rabbi trust holds investments in marketable securities and corporate-owned life insurance. The recorded value of these investments was approximately $78 million and $69 million at December 31, 2016 and 2015, respectively, and is reflected in Investments and in Company-owned life insurance on the consolidated balance sheets.

The following table shows the components of net periodic benefit cost for these plans (in thousands of dollars). For purposes of calculating the expected return on plan assets, the market-related value of assets is equal to the fair value of the assets.

	Pension Plan			SMSP
	2016	2015	2014	2016	2015	2014
Service cost	$32,019	$33,164	$25,292	$1,228	$1,689	$1,645
Interest cost	37,813	35,171	35,415	4,275	3,868	3,856
Expected return on assets	(42,081)	(42,310)	(42,289)	—	—	—
Amortization of net loss	13,331	13,927	3,911	3,532	4,195	2,618
Amortization of prior service cost	59	221	347	168	185	220
Net periodic pension cost	41,141	40,173	22,676	9,203	9,937	8,339
Adjustments due to the effects of regulation(1)	(22,181)	(21,173)	12,124	—	—	—
Net periodic benefit cost recognized for financial reporting	$18,960	$19,000	$34,800	$9,203	$9,937	$8,339

(1) Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, income statement recognition of pension plan costs is deferred until costs are recovered through rates.

The following table shows the components of other comprehensive income for the plans (in thousands of dollars):

	Pension Plan			SMSP
	2016	2015	2014	2016	2015	2014
Actuarial (loss) gain during the year	$(23,753)	$(3,790)	$(146,674)	$(2,933)	$353	$(15,324)
Reclassification adjustments for:
Amortization of net loss	13,331	13,927	3,911	3,532	4,195	2,618
Plan amendment service cost	(81)	—	—	(120)	—	—
Amortization of prior service cost	59	221	347	168	185	220
Adjustment for deferred tax effects	4,083	(4,050)	55,678	(253)	(1,851)	4,881
Adjustment due to the effects of regulation	6,361	(6,308)	86,738	—	—	—
Other comprehensive income recognized related to pension benefit plans	$—	$—	$—	$394	$2,882	$(7,605)

In 2017, IDACORP and Idaho Power expect to recognize as components of net periodic benefit cost $16.6 million from amortizing amounts recorded in accumulated other comprehensive income (or as a regulatory asset for the pension plan) as of December 31, 2016, relating to the pension plan and SMSP.  This amount consists of $13.5 million of amortization of net loss for the pension plan and $3.0 million of amortization of net loss and $0.1 million of amortization of prior service cost for the SMSP.

The following table summarizes the expected future benefit payments of these plans (in thousands of dollars):

	2017	2018	2019	2020	2021	2022-2026
Pension Plan	$32,592	$34,957	$37,375	$39,938	$42,477	$248,151
SMSP	4,829	4,630	4,594	5,199	4,843	26,976

As of December 31, 2016, IDACORP's and Idaho Power's minimum required contributions to the pension plan are estimated to be zero in 2017, though Idaho Power plans to contribute between $20 million and $40 million to the pension plan during 2017 in order to help balance the regulatory collection of these expenditures with the amount and timing of contributions and to mitigate the cost of being in an underfunded position.

Postretirement Benefits

Idaho Power maintains a defined benefit postretirement benefit plan (consisting of health care and death benefits) that covers all employees who were enrolled in the active-employee group plan at the time of retirement as well as their spouses and qualifying dependents.  Retirees hired on or after January 1, 1999, have access to the standard medical option at full cost, with no contribution by Idaho Power.  Benefits for employees who retire after December 31, 2002, are limited to a fixed amount, which has limited the growth of Idaho Power’s future obligations under this plan.

The following table summarizes the changes in benefit obligation and plan assets (in thousands of dollars):

	2016	2015
Change in accumulated benefit obligation:
Benefit obligation at January 1	$62,393	$65,999
Service cost	1,116	1,235
Interest cost	2,766	2,678
Actuarial loss (gain)	1,550	(5,008)
Benefits paid(1)	(3,949)	(2,511)
Benefit obligation at December 31	63,876	62,393
Change in plan assets:
Fair value of plan assets at January 1	35,566	38,375
Actual return on plan assets	2,425	85
Employer contributions(1)	957	(383)
Benefits paid(1)	(3,949)	(2,511)
Fair value of plan assets at December 31	34,999	35,566
Funded status at end of year (included in noncurrent liabilities)	$(28,877)	$(26,827)

(1) Contributions and benefits paid are each net of $3.7 million and $3.5 million of plan participant contributions, and $0.3 million and $0.3 million of Medicare Part D subsidy receipts for 2016 and 2015, respectively.

Amounts recognized in accumulated other comprehensive income consist of the following (in thousands of dollars):

	2016	2015
Net gain	$(55)	$(1,654)
Prior service cost	104	130
Subtotal	49	(1,524)
Less amount recognized in regulatory assets	(49)	1,524
Net amount recognized in accumulated other comprehensive income	$—	$—

The net periodic postretirement benefit cost was as follows (in thousands of dollars):

	2016	2015	2014
Service cost	1,116	$1,235	$1,011
Interest cost	2,766	2,678	2,841
Expected return on plan assets	(2,474)	(2,680)	(2,595)
Amortization of prior service cost	26	15	183
Net periodic postretirement benefit cost	$1,434	$1,248	$1,440

The following table shows the components of other comprehensive income for the plan (in thousands of dollars):

	2016	2015	2014
Actuarial (loss) gain during the year	$(1,600)	$2,413	$(5,733)
Reclassification adjustments for amortization of prior service cost	26	15	183
Adjustment for deferred tax effects	615	(949)	2,170
Adjustment due to the effects of regulation	959	(1,479)	3,380
Other comprehensive income related to postretirement benefit plans	$—	$—	$—

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

The following table summarizes the expected future benefit payments of the postretirement benefit plan and expected Medicare Part D subsidy receipts (in thousands of dollars):

	2017	2018	2019	2020	2021	2022-2026
Expected benefit payments	$3,980	$4,040	$4,070	$4,100	$4,120	$20,620
Expected Medicare Part D subsidy receipts	370	410	450	480	520	3,240

Plan Assumptions

The following table sets forth the weighted-average assumptions used at the end of each year to determine benefit obligations for all Idaho Power-sponsored pension and postretirement benefits plans:

	Pension Plan		SMSP		Postretirement Benefits
	2016	2015	2016	2015	2016	2015
Discount rate	4.45%	4.60%	4.45%	4.60%	4.45%	4.60%
Rate of compensation increase(1)	4.11%	4.11%	4.75%	4.50%	—	—
Medical trend rate	—	—	—	—	8.3%	9.7%
Dental trend rate	—	—	—	—	5.0%	5.0%
Measurement date	12/31/2016	12/31/2015	12/31/2016	12/31/2015	12/31/2016	12/31/2015

(1) The 2016 rate of compensation increase assumption for the pension plan includes an inflation component of 2.50% plus a 1.61% composite merit increase component that is based on employees' years of service. Merit salary increases are assumed to be 8.0% for employees in their first year of service and scale down to 0% for employees in their fortieth year of service and beyond.

The following table sets forth the weighted-average assumptions used to determine net periodic benefit cost for all Idaho Power-sponsored pension and postretirement benefit plans:

	Pension Plan			SMSP			Postretirement Benefits
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Discount rate	4.60%	4.25%	5.20%	4.60%	4.20%	5.10%	4.60%	4.20%	5.15%
Expected long-term rate of return on assets	7.50%	7.50%	7.75%	—	—	—	7.25%	7.25%	7.25%
Rate of compensation increase	4.11%	4.11%	4.30%	4.50%	4.50%	4.50%	—	—	—
Medical trend rate	—	—	—	—	—	—	8.3%	9.7%	6.4%
Dental trend rate	—	—	—	—	—	—	5.0%	5.0%	5.0%

The assumed health care cost trend rate used to measure the expected cost of health benefits covered by the postretirement plan was 8.3 percent in 2016 and is assumed to decrease to 6.8 percent in 2017, 5.3 percent in 2018, 5.2 percent in 2019 and to gradually decrease to 4.5 percent by 2096.  The assumed dental cost trend rate used to measure the expected cost of dental benefits covered by the plan was 5.0 percent, or equal to the medical trend rate if lower, for all years.  A one percentage point change in the assumed health care cost trend rate would have the following effects at December 31, 2016 (in thousands of dollars):

	One-Percentage-Point
	Increase	Decrease
Effect on total of cost components	$382	$(280)
Effect on accumulated postretirement benefit obligation	3,687	(2,841)

Plan Assets

Pension Asset Allocation Policy: The target allocation and actual allocations at December 31, 2016, for the pension asset portfolio by asset class is set forth below:

Asset Class	Target Allocation	Actual Allocation December 31, 2016
Debt securities	24%	22%
Equity securities	54%	56%
Real estate	6%	7%
Other plan assets	16%	15%
Total	100%	100%

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

	Level 1	Level 2	Level 3	Total
Assets at December 31, 2016
Cash and cash equivalents	$28,632	$—	$—	$28,632
Short-term bonds	11,198	—	—	11,198
Intermediate bonds	11,904	88,734	—	100,638
Long-term bonds	—	20,573	—	20,573
Equity Securities: Large-Cap	80,582	—	—	80,582
Equity Securities: Mid-Cap	68,634	—	—	68,634
Equity Securities: Small-Cap	53,766	—	—	53,766
Equity Securities: Micro-Cap	29,671	—	—	29,671
Equity Securities: International	7,782	—	—	7,782
Equity Securities: Emerging Markets	9,204	—	—	9,204
Plan assets measured at NAV (not subject to hierarchy disclosure)
Equity Securities: International	—	—	—	64,930
Equity Securities: Emerging Markets	—	—	—	24,443
Real estate	—	—	—	41,907
Private market investments	—	—	—	33,713
Commodities fund	—	—	—	31,895
Total	$301,373	$109,307	$—	$607,568
Postretirement plan assets(1)	$28	$34,971	$—	$34,999

Assets at December 31, 2015
Cash and cash equivalents	$10,519	$—	$—	$10,519
Short-term bonds	11,023	—	—	11,023
Intermediate bonds	11,499	92,742	—	104,241
Long-term bonds	—	21,747	—	21,747
Equity Securities: Large-Cap	73,489	—	—	73,489
Equity Securities: Mid-Cap	64,397	—	—	64,397
Equity Securities: Small-Cap	47,777	—	—	47,777
Equity Securities: Micro-Cap	22,186	—	—	22,186
Equity Securities: International	7,698	—	—	7,698
Equity Securities: Emerging Markets	9,679	—	—	9,679
Plan assets measured at NAV (not subject to hierarchy disclosure)
Equity Securities: International	—	—	—	59,787
Equity Securities: Emerging Markets	—	—	—	23,167
Real estate	—	—	—	39,035
Private market investments	—	—	—	37,316
Commodities fund	—	—	—	27,555
Total	$258,267	$114,489	$—	$559,616
Postretirement plan assets(1)	$16	$35,550	$—	$35,566

(1) The postretirement benefits assets are primarily life insurance contracts.

For the year ended December 31, 2016 and December 31, 2015, there were no material transfers into or out of Levels 1, 2, or 3 other than the adoption of ASU 2015-07, Fair Value Measurement (Topic 820) - Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which removed from the fair value hierarchy, investments for which the practical expedient is used to measure fair value at net asset value (NAV). In prior years, certain investments were measured using NAV as a practical expedient for fair value, and these amounts were included as level 2 and 3 items in the fair value hierarchy. The requirements of this ASU were adopted retrospectively; therefore, the 2015 amounts have been reclassified to conform to the 2016 presentation. Because these amounts are no longer included in the fair value hierarchy as level 3 items, the level 3 reconciliations are no longer applicable and have been excluded from this footnote.

Fair Value Measurement of Level 2 Plan assets and Plan assets measured at NAV:

Level 2 Bonds: These investments represent U.S. government, agency bonds, and corporate bonds. The U.S. government and agency bonds, as well as the corporate bonds, are not traded on an exchange and are valued utilizing market prices for similar assets or liabilities in active markets.

Level 2 Postretirement Asset: This asset represents an investment in a life insurance contract and is recorded at fair value, which is the cash surrender value, less any unpaid expenses. The cash surrender value of this insurance contract is contractually equal to the insurance contract's proportionate share of the market value of an associated investment account held by the insurer. The investments held by the insurer's investment account are all instruments traded on exchanges with readily determinable market prices.

Commingled Funds: These funds, made up of the international, emerging markets equity securities, and commodites fund measured at NAV, are not publicly traded, and therefore no publicly quoted market price is readily available. The value of the commingled funds are presented at estimated fair value, which is determined based on the unit value of the fund. The values of these investments are calculated by the custodian for the fund company on a monthly or more frequent basis, and are based on market prices of the assets held by each of the commingled funds divided by the number of fund shares outstanding for the respective fund. The investments in commingled funds have redemption limitations that permit monthly redemption following notice requirements of 5 to 7 days.

Real Estate: Real estate holdings represent investments in open-ended commingled real estate funds. As the property interests held in these real estate funds are not frequently traded, establishing the market value of the property interests held by the fund, and the resulting unit value of fund shareholders, is based on unobservable inputs including property appraisals by the fund companies, property appraisals by independent appraisal firms, analysis of the replacement cost of the property, discounted cash flows generated by property rents and changes in property values, and comparisons with sale prices of similar properties in similar markets. These open-ended real estate funds also furnish annual audited financial statements that are also used to further validate the information provided. Redemptions are generally available on a quarterly basis, with 10 to 35 days written notice, depending on the individual fund. If the fund has sufficient liquidity, the redemption will be processed at the fund NAV or the fund’s estimate of fair value at the end of the quarter. If the fund does not have sufficient liquidity to honor the full redemption, the remainder will be set for redemption the following quarter on a pro-rata basis with other redemption requests. This same process will repeat until the redemption request has been completed. To protect other fund holders, real estate funds have no duty to liquidate or encumber funds to meet redemption requests.

Private Market Investments: Private market investments represent two categories: fund of hedge funds and venture capital funds. These funds are valued by the fund companies based on the estimated fair values of the underlying fund holdings divided by the fund shares outstanding or multiplied by the ownership percentages of the holder. Some hedge fund strategies utilize securities with readily available market prices, while others utilize less liquid investment vehicles that are valued based on unobservable inputs including cost, operating results, recent funding activity, or comparisons with similar investment vehicles. Redemptions are available on a quarterly basis with 70 days written notice. Redemptions will be processed at the quarterly NAV or fair value within 60 days following quarter end. In the event of a full redemption, a reserve amount of 5% to 10% of the redemption amount may be held in reserve until the audited financial statements of the fund are published. This allows the fund to adjust the redemption so that other fund holders are not adversely impacted. Venture capital fund investments are valued by the fund companies based on estimated fair value of the underlying fund holdings divided by the fund shares outstanding. Some venture capital investments have progressed to the point that they have readily available exchange-based market valuations. Early stage venture investments are valued based on unobservable inputs including cost, operating results, discounted cash flows, the price of recent funding events, or pending offers from other viable entities. These private market investments furnish annual audited financial statements that are also used to further validate the information provided. These funds are formed for a stated life of 10 to 15 years. The general partner can extend the fund life for 2 or 3 one-year periods. The fund can be further extended with the approval of the limited partners. There are generally no redemption rights associated with these funds. The limited partner must hold the fund for the life of the fund or find a third-party buyer.

Employee Savings Plan

Idaho Power has a defined contribution plan designed to comply with Section 401(k) of the Internal Revenue Code and that covers substantially all employees.  Idaho Power matches specified percentages of employee contributions to the plan.  Matching annual contributions were $8 million, $7 million, and $7 million in 2016, 2015, and 2014, respectively.

Post-employment Benefits

Idaho Power provides certain benefits to former or inactive employees, their beneficiaries, and covered dependents after employment but before retirement, in addition to the health care benefits required under the Consolidated Omnibus Budget Reconciliation Act.  These benefits include salary continuation, health care and life insurance for those employees found to be disabled under Idaho Power’s disability plans, and health care for surviving spouses and dependents.  Idaho Power accrues a liability for such benefits.  The post employment benefit amounts included in other deferred credits on IDACORP’s and Idaho Power’s consolidated balance sheets at both December 31, 2016 and 2015, were $2 million.

12.  PROPERTY, PLANT AND EQUIPMENT AND JOINTLY-OWNED PROJECTS

The following table presents the major classifications of Idaho Power’s utility plant in service, annual depreciation provisions as a percent of average depreciable balance, and accumulated provision for depreciation for the years ended December 31, 2016 and 2015 (in thousands of dollars):

	2016		2015
	Balance	Avg Rate	Balance	Avg Rate
Production	$2,551,823	2.40%	$2,422,175	2.46%
Transmission	1,120,903	2.02%	1,077,065	2.01%
Distribution	1,637,131	2.72%	1,578,445	2.72%
General and Other	422,187	5.49%	407,779	5.62%
Total in service	5,732,044	2.64%	5,485,464	2.68%
Accumulated provision for depreciation	(1,988,477)		(1,913,927)
In service - net	$3,743,567		$3,571,537

At December 31, 2016, Idaho Power's construction work in progress balance of $405 million included relicensing costs of $249 million for the Hells Canyon Complex (HCC), Idaho Power's largest hydroelectric complex. The IPUC authorizes Idaho Power to include in its Idaho jurisdiction rates approximately $6.5 million annually ($10.7 million when grossed-up for the effect of income taxes) of AFUDC relating to the HCC relicensing project. Collecting these amounts now will reduce the amount collected in the future once the HCC relicensing costs are approved for recovery in base rates. At December 31, 2016, Idaho Power's regulatory liability for collection of AFUDC relating to the HCC was $103 million.

Idaho Power's ownership interest in three jointly-owned generating facilities is included in the table above.  Under the joint operating agreements for these facilities, each participating utility is responsible for financing its share of construction, operating, and leasing costs.  Idaho Power's proportionate share of operating expenses for each facility is included in the Consolidated Statements of Income. These jointly-owned facilities, including balance sheet amounts and the extent of Idaho Power’s participation, were as follows at December 31, 2016 (in thousands of dollars):

Name of Plant	Location	Utility Plant in Service	Construction Work in Progress	Accumulated Provision for Depreciation	Ownership %	MW(1)
Jim Bridger Units 1-4	Rock Springs, WY	$710,910	$5,972	$302,291	33	771
Boardman	Boardman, OR	82,419	34	67,568	10	64
Valmy Units 1 and 2	Winnemucca, NV	410,390	1,373	189,557	50	284

(1) Idaho Power’s share of nameplate capacity.

IERCo, Idaho Power’s wholly-owned subsidiary, is a joint venturer in BCC.  Idaho Power’s coal purchases from the joint venture were $93 million in 2016, $93 million in 2015, and $79 million in 2014.

Idaho Power has contracts to purchase the energy from four PURPA qualified facilities that are 50 percent owned by Ida-West.  Idaho Power’s power purchases from these facilities were $8 million in 2016, $8 million in 2015, and $9 million in 2014.

IDACORP's consolidated VIE, Marysville, owns a hydroelectric plant with a net book value of approximately $16 million and $19 million at December 31, 2016 and 2015, respectively.

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

Idaho Power’s recorded AROs relate to the removal of polychlorinated biphenyl-contaminated equipment at its distribution facilities and the reclamation and removal costs at its jointly-owned coal-fired generation facilities.  In 2016, changes in estimates at the coal-fired generation facilities resulted in a net increase of $1.8 million in the recorded AROs.

Idaho Power also has additional AROs associated with its transmission system, hydroelectric facilities, natural gas-fired generation facilities, and jointly owned coal-fired generation facilities; however, due to the indeterminate removal date, the fair value of the associated liabilities currently cannot be estimated and no amounts are recognized in the consolidated financial statements.

The regulated operations of Idaho Power also collect removal costs in rates for certain assets that do not have associated AROs.  Idaho Power is required to redesignate these removal costs as regulatory liabilities.  See Note 3 for the removal costs recorded as regulatory liabilities on IDACORP’s and Idaho Power’s consolidated balance sheets as of December 31, 2016 and 2015.

The following table presents the changes in the carrying amount of AROs (in thousands of dollars):

	2016	2015
Balance at beginning of year	$26,153	$21,930
Accretion expense	1,031	993
Revisions in estimated cash flows	1,759	5,043
Liability settled	(2,686)	(1,813)
Balance at end of year	$26,257	$26,153

14.  INVESTMENTS

The table below summarizes IDACORP’s and Idaho Power’s investments as of December 31 (in thousands of dollars):

	2016	2015
Idaho Power investments:
Bridger Coal Company (equity method investment)	$82,299	$95,159
Exchange traded short-term bond funds and cash equivalents	23,908	24,459
Executive deferred compensation plan investments	111	102
Total Idaho Power investments	106,318	119,720
Investments in affordable housing (IDACORP Financial Services)	7,643	9,909
Ida-West joint ventures (equity method investments)	11,213	11,123
Total IDACORP investments	$125,174	$140,752

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

	2016	2015	2014
Bridger Coal Company (Idaho Power)	$10,855	$9,773	$10,814
Ida-West joint ventures	2,016	1,355	1,614
Other	—	—	(56)
Total	$12,871	$11,128	$12,372

Investments in Equity Securities

Investments in securities classified as available-for-sale securities are reported at fair value.  Any unrealized gains or losses on available-for-sale securities are included in income, as the fair value option has been elected for these instruments. Unrealized gains and losses on available-for-sale securities were immaterial at December 31, 2016 and December 31, 2015. The following table summarizes sales of available-for-sale securities (in thousands of dollars):

	2016	2015	2014
Proceeds from sales	$15,693	$34,243	$—
Gross realized gains from sales	54	—	—
Gross realized losses from sales	—	—	—

At the end of each reporting period, IDACORP and Idaho Power analyze securities in loss positions to determine whether they have experienced a decline in market value that is considered other-than-temporary.  At December 31, 2016 and December 31, 2015, there were no indicators of other-than-temporary impairment related to IDACORP's and Idaho Power's investments.

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

The table below presents the gains and losses on derivatives not designated as hedging instruments for the years ended December 31, 2016, 2015, and 2014 (in thousands of dollars):

	Location of Realized Gain/(Loss) on Derivatives Recognized in Income	Gain/(Loss) on Derivatives Recognized in Income(1)
		2016	2015	2014
Financial swaps	Off-system sales	$1,405	$2,882	$(4,119)
Financial swaps	Purchased power	586	748	(1,416)
Financial swaps	Fuel expense	(1,947)	(6,045)	3,862
Financial swaps	Other operations and maintenance	(161)	(50)	(158)
Forward contracts	Off-system sales	—	—	277
Forward contracts	Purchased power	31	(6)	(279)
Forward contracts	Fuel expense	139	54	94
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

Derivative Instrument Summary

The table below presents the fair values and locations of derivative instruments not designated as hedging instruments recorded on the balance sheets and reconciles the gross amounts of derivatives recognized as assets and as liabilities to the net amounts presented in the balance sheets at December 31, 2016 and 2015 (in thousands of dollars):

		Asset Derivatives				Liability Derivatives
	Balance Sheet Location	Gross Fair Value	Amounts Offset		Net Assets	Gross Fair Value	Amounts Offset	Net Liabilities

December 31, 2016
Current:
Financial swaps	Other current assets	$8,134	$(2,183)	(1)	$5,951	$302	$(302)	$—
Total		$8,134	$(2,183)		$5,951	$302	$(302)	$—

December 31, 2015
Current:
Financial swaps	Other current assets	$999	$(785)		$214	$785	$(785)	$—
Financial swaps	Other current liabilities	177	(177)		—	5,146	(177)	4,969
Forward contracts	Other current assets	64	—		64	—	—	—
Forward contracts	Other current liabilities	—	—		—	3	—	3
Long-term:
Financial swaps	Other assets	148	(22)		126	22	(22)	—
Total		$1,388	$(984)		$404	$5,956	$(984)	$4,972

(1) Current asset derivative amounts offset include $1.9 million of collateral payable for the period ending December 31, 2016.

The table below presents the volumes of derivative commodity forward contracts and swaps outstanding at December 31, 2016 and 2015 (in thousands of units):

		December 31,
Commodity	Units	2016	2015
Electricity purchases	MWh	217	357
Electricity sales	MWh	135	120
Natural gas purchases	MMBtu	6,604	11,597
Natural gas sales	MMBtu	70	78
Diesel purchases	Gallons	1,188	1,068

Credit Risk

At December 31, 2016, Idaho Power did not have material credit risk exposure from financial instruments, including derivatives.  Idaho Power monitors credit risk exposure through reviews of counterparty credit quality, corporate-wide counterparty credit exposure, and corporate-wide counterparty concentration levels.  Idaho Power manages these risks by establishing credit and concentration limits on transactions with counterparties and requiring contractual guarantees, cash deposits, or letters of credit from counterparties or their affiliates, as deemed necessary.  Idaho Power’s physical power contracts are commonly under Western Systems Power Pool agreements, physical gas contracts are usually under North American Energy Standards Board contracts, and financial transactions are usually under International Swaps and Derivatives Association, Inc. contracts. These contracts contain adequate assurance clauses requiring collateralization if a counterparty has debt that is downgraded below investment grade by at least one rating agency.

Credit-Contingent Features

Certain of Idaho Power's derivative instruments contain provisions that require Idaho Power's unsecured debt to maintain an investment grade credit rating from Moody's Investors Service and Standard & Poor's Ratings Services.  If Idaho Power's unsecured debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions.  The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position at December 31, 2016, was $0.3 million.  Idaho Power posted no cash collateral related to this amount.  If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2016, Idaho Power would have been required to pay or post collateral to its counterparties up to an additional $2.7 million to cover open liability positions as well as completed transactions that have not yet been paid.

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

Financial assets and liabilities recorded on the consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

•      Level 1:  Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that IDACORP and Idaho Power have the ability to access.

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

IDACORP’s and Idaho Power’s assessment of a particular input's significance to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy.  An item recorded at fair value is reclassified among levels when changes in the nature of valuation inputs cause the item to no longer meet the criteria for the level in which it was previously categorized. There were no transfers between levels or material changes in valuation techniques or inputs during the years ended December 31, 2016 and 2015.

The following table presents information about IDACORP’s and Idaho Power’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015 (in thousands of dollars):

	December 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds
IDACORP	$15,000	$—	$—	$15,000	$1,000	$—	$—	$1,000
Idaho Power	29,967	—	—	29,967	10,000	—	—	10,000
Derivatives	5,951	—	—	5,951	340	64	—	404
Trading securities: Equity securities	111	—	—	111	102	—	—	102
Available-for-sale securities: Equity securities	23,908	—	—	23,908	24,459	—	—	24,459
Liabilities:
Derivatives	$—	$—	$—	$—	$286	$4,686	$—	$4,972

Idaho Power’s derivatives are contracts entered into as part of its management of loads and resources.  Electricity derivatives are valued on the Intercontinental Exchange (ICE) with quoted prices in an active market.  Natural gas and diesel derivative valuations are performed using New York Mercantile Exchange (NYMEX) and ICE pricing, adjusted for location basis, which are also quoted under NYMEX and ICE pricing.  Trading securities consist of employee-directed investments held in a Rabbi trust and are related to an executive deferred compensation plan.  Available-for-sale securities are related to the SMSP, are held in a Rabbi trust, and are actively traded money market and exchange-traded funds with quoted prices in active markets.

The table below presents the carrying value and estimated fair value of financial instruments that are not reported at fair value, as of December 31, 2016 and 2015, using available market information and appropriate valuation methodologies (in thousands of dollars):

	December 31, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(thousands of dollars)
IDACORP
Assets:
Notes receivable(1)	$3,804	$3,804	$3,804	$3,804
Liabilities:
Long-term debt(1)	1,745,678	1,858,666	1,726,474	1,813,243
Idaho Power
Liabilities:
Long-term debt(1)	$1,745,678	$1,858,666	$1,726,474	$1,813,243

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

The table below summarizes the segment information for IDACORP’s utility operations and the total of all other segments, and reconciles this information to total enterprise amounts (in thousands of dollars):

	Utility Operations	All Other	Eliminations	Consolidated Total
2016
Revenues	$1,259,353	$2,667	$—	$1,262,020
Operating income	265,491	6,285	—	271,776
Other income	27,658	6	—	27,664
Interest income	4,235	127	(121)	4,241
Equity-method income	10,855	2,016	—	12,871
Interest expense	81,812	344	(121)	82,035
Income before income taxes	226,427	8,090	—	234,517
Income tax expense (benefit)	37,185	(756)	—	36,429
Income attributable to IDACORP, Inc.	189,242	9,046	—	198,288
Total assets	6,236,744	73,137	(19,984)	6,289,897
Expenditures for long-lived assets	296,948	2	—	296,950

2015
Revenues	$1,267,505	$2,784	$—	$1,270,289
Operating income	282,252	(155)	—	282,097
Other income	25,868	37	—	25,905
Interest income	3,037	64	(62)	3,039
Equity-method income	9,773	1,355	—	11,128
Interest expense	81,718	278	(62)	81,934
Income before income taxes	239,211	1,024	—	240,235
Income tax expense (benefit)	48,228	(2,468)	—	45,760
Income attributable to IDACORP, Inc.	190,983	3,696	—	194,679
Total assets	5,968,835	71,704	(17,225)	6,023,314
Expenditures for long-lived assets	293,969	52	—	294,021

2014
Revenues	$1,278,651	$3,873	$—	$1,282,524
Operating income	253,437	259	—	253,696
Other income	21,517	37	—	21,554
Interest income	2,705	34	(34)	2,705
Equity-method income	10,814	1,558	—	12,372
Interest expense	79,570	265	(34)	79,801
Income before income taxes	208,903	1,623	—	210,526
Income tax expense (benefit)	19,516	(2,744)	—	16,772
Income attributable to IDACORP, Inc.	189,387	4,093	—	193,480
Total assets	5,604,506	109,044	(12,513)	5,701,037
Expenditures for long-lived assets	273,911	183	—	274,094

18.  OTHER INCOME AND EXPENSE

The following table presents the components of IDACORP’s Other income, net and Idaho Power's Other (expense) income, net (in thousands of dollars):

IDACORP - Other income, net	2016	2015	2014
Investment income, net	$4,466	$2,890	$2,655
Carrying charges on regulatory assets	2,082	1,774	1,949
Other income	767	777	588
Life insurance proceeds, net of premiums	2,588	1,739	1,164
Other expense	(29)	(21)	(28)
Total	$9,874	$7,159	$6,328
Idaho Power - Other expense, net
Investment income, net	$4,460	$2,889	$2,655
Carrying charges on regulatory assets	2,082	1,774	1,949
Other income	761	739	551
SMSP expense	(9,203)	(9,937)	(8,339)
Life insurance proceeds, net of premiums	2,588	1,739	1,164
Other expense	(2,632)	(2,275)	(2,343)
Total	$(1,944)	$(5,071)	$(4,363)

19. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income includes net income and amounts related to the SMSP. The table below presents changes in components of accumulated other comprehensive income (AOCI), net of tax, during the years ended December 31, 2016, 2015, and 2014 (in thousands of dollars). Items in parentheses indicate reductions to AOCI.

	Year Ended December 31,
	2016	2015	2014
Defined benefit pension items
Balance at beginning of period	$(21,276)	$(24,158)	$(16,553)
Other comprehensive income before reclassifications	(1,859)	214	(9,333)
Amounts reclassified out of AOCI	2,253	2,668	1,728
Net current-period other comprehensive income	394	2,882	(7,605)
Balance at end of period	$(20,882)	$(21,276)	$(24,158)

The table below presents amounts reclassified out of components of AOCI and the income statement location of those amounts reclassified during the years ended December 31, 2016, 2015, and 2014 (in thousands of dollars). Items in parentheses indicate increases to net income.

	Amount Reclassified from AOCI
	Year Ended December 31,
	2016	2015	2014
Amortization of defined benefit pension items(1)
Prior service cost	$168	$185	$220
Net loss	3,532	4,195	2,618
Total before tax	3,700	4,380	2,838
Tax benefit(2)	(1,447)	(1,712)	(1,110)
Net of tax	2,253	2,668	1,728
Total reclassification for the period	$2,253	$2,668	$1,728

(1) Amortization of these items is included in IDACORP's consolidated income statements in other operating expenses and in Idaho Power's consolidated income statements in other expense, net.
(2) The tax benefit is included in income tax expense in the consolidated income statements of both IDACORP and Idaho Power.

20.  RELATED PARTY TRANSACTIONS

IDACORP: Idaho Power performs corporate functions such as financial, legal, and management services for IDACORP and its subsidiaries.  Idaho Power charges IDACORP for the costs of these services based on service agreements and other specifically identified costs.  For these services, Idaho Power billed IDACORP $0.8 million in 2016, $0.9 million in 2015, and $1.4 million in 2014.

Ida-West: Idaho Power purchases all of the power generated by four of Ida-West’s hydroelectric projects located in Idaho.  Idaho Power paid Ida-West $8 million in 2016 and 2015 and $9 million in 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
IDACORP, Inc.
Boise, Idaho

We have audited the accompanying consolidated balance sheets of IDACORP, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016.  Our audits also included the financial statement schedules listed in the Index at Item 8.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of IDACORP, Inc. and subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boise, Idaho
February 23, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Idaho Power Company
Boise, Idaho

We have audited the accompanying consolidated balance sheets of Idaho Power Company and subsidiary (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, retained earnings, and cash flows for each of the three years in the period ended December 31, 2016.  Our audits also included the financial statement schedule listed in the Index at Item 8.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Idaho Power Company and subsidiary at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boise, Idaho
February 23, 2017

SUPPLEMENTAL FINANCIAL INFORMATION, UNAUDITED

QUARTERLY FINANCIAL DATA

The following unaudited information is presented for each quarter of 2016 and 2015 (in thousands of dollars, except for per share amounts).  In the opinion of each company, all adjustments necessary for a fair statement of such amounts for such periods have been included.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  Accordingly, earnings information for any three-month period should not be considered as a basis for estimating operating results for a full fiscal year.  Amounts are based upon quarterly statements and the sum of the quarters may not equal the annual amount reported.

	Quarter Ended
	March 31	June 30	September 30	December 31
IDACORP, Inc.
2016
Revenues	$280,956	$315,436	$372,045	$293,583
Operating income	43,818	76,953	97,928	53,077
Net income	25,530	56,386	83,017	33,155
Net income attributable to IDACORP, Inc.	25,729	56,246	83,100	33,213
Basic earnings per share	$0.51	$1.12	$1.65	$0.66
Diluted earnings per share	$0.51	$1.12	$1.65	$0.66
2015
Revenues	$279,395	$336,328	$369,165	$285,401
Operating income	42,904	85,976	104,664	48,552
Net income	23,344	66,190	73,267	31,673
Net income attributable to IDACORP, Inc.	23,430	66,080	73,336	31,832
Basic earnings per share	$0.47	$1.32	$1.46	$0.63
Diluted earnings per share	$0.47	$1.31	$1.46	$0.63
Idaho Power Company
2016
Revenues	$280,566	$314,411	$371,474	$292,902
Income from operations	47,124	79,409	100,928	49,836
Net income	25,534	54,807	80,029	28,872
2015
Revenues	$278,774	$335,321	$368,517	$284,893
Income from operations	46,159	88,836	107,614	51,833
Net income	23,462	64,340	71,727	31,455

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures - IDACORP, Inc.

The Chief Executive Officer and Chief Financial Officer of IDACORP, Inc., based on their evaluation of IDACORP, Inc.’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2016, have concluded that IDACORP, Inc.’s disclosure controls and procedures are effective as of that date.

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

IDACORP’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2016.  In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on its assessment, management concluded that, as of December 31, 2016, IDACORP’s internal control over financial reporting is effective based on those criteria.

IDACORP’s independent registered public accounting firm has audited the financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2016 and issued a report, which appears on the next page and expresses an unqualified opinion on the effectiveness of IDACORP’s internal control over financial reporting as of December 31, 2016.

February 23, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
IDACORP, Inc.
Boise, Idaho

We have audited the internal control over financial reporting of IDACORP, Inc. and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2016 of the Company and our report dated February 23, 2017 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

Boise, Idaho
February 23, 2017

Disclosure Controls and Procedures - Idaho Power Company

The Chief Executive Officer and Chief Financial Officer of Idaho Power Company, based on their evaluation of Idaho Power Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2016, have concluded that Idaho Power Company's disclosure controls and procedures are effective as of that date.

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

Idaho Power’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2016.  In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on its assessment, management concluded that, as of December 31, 2016, Idaho Power’s internal control over financial reporting is effective based on those criteria.

Idaho Power’s independent registered public accounting firm has audited the financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2016 and issued a report which appears on the next page and expresses an unqualified opinion on the effectiveness of Idaho Power’s internal control over financial reporting as of December 31, 2016.

February 23, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Idaho Power Company
Boise, Idaho

We have audited the internal control over financial reporting of Idaho Power Company and subsidiary (the “Company”) as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated February 23, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Boise, Idaho
February 23, 2017

Changes in Internal Control Over Financial Reporting - IDACORP, Inc. and Idaho Power Company

There have been no changes in IDACORP, Inc.’s or Idaho Power Company’s internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, IDACORP, Inc.’s or Idaho Power Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The portions of IDACORP’s definitive proxy statement appearing under the captions “Proposal No. 1:  Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board of Directors - Committees of the Board of Directors - Audit Committee,” “Corporate Governance at IDACORP - Codes of Business Conduct,” and "Corporate Governance at IDACORP - Certain Relationships and Related Transactions" to be filed pursuant to Regulation 14A for the 2017 annual meeting of shareholders are hereby incorporated by reference.

Information regarding IDACORP’s executive officers required by this item appears in Item 1 of this report under “Executive Officers of the Registrants.”

ITEM 11.  EXECUTIVE COMPENSATION

The portion of IDACORP’s definitive proxy statement appearing under the caption “Executive Compensation” to be filed pursuant to Regulation 14A for the 2017 annual meeting of shareholders is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The portion of IDACORP’s definitive proxy statement appearing under the caption “Security Ownership of Directors, Executive Officers, and Five-Percent Shareholders” to be filed pursuant to Regulation 14A for the 2017 annual meeting of shareholders is hereby incorporated by reference. The table below includes information as of December 31, 2016, with respect to equity compensation plans where equity securities of IDACORP may be issued.  These plans are the 1994 Restricted Stock Plan (RSP), which was terminated on February 9, 2017, and the IDACORP 2000 Long-Term Incentive and Compensation Plan (LTICP).

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders(1)	—	$—	950,577	(2)
Equity compensation plans not approved by shareholders	—	$—	—
Total	—	$—	950,577

(1) Consists of the RSP (terminated as of February 9, 2017) and the LTICP.
(2) 934,781 shares under the LTICP may be issued in connection with stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, or other equity-based awards as of December 31, 2016.  As of December 31, 2016, 15,796 shares remained available for future issuance under the RSP prior to termination of the plan. The number of shares listed in this column excludes (i) issued but unvested performance-based restricted shares, and (ii) issued but unvested time-based restricted shares, in both cases issued pursuant to the LTICP and unvested as of December 31, 2016.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The portions of IDACORP’s definitive proxy statement appearing under the captions “Certain Relationships and Related Transactions” and “Corporate Governance at IDACORP – Director Independence and Executive Sessions” to be filed pursuant to Regulation 14A for the 2017 annual meeting of shareholders are hereby incorporated by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

IDACORP: The portion of IDACORP’s definitive proxy statement appearing under the caption “Independent Accountant Billings” in the proxy statement to be filed pursuant to Regulation 14A for the 2017 annual meeting of shareholders is hereby incorporated by reference.

Idaho Power: The table below presents the aggregate fees our principal independent registered public accounting firm, Deloitte & Touche LLP, billed or is expected to bill to Idaho Power for the fiscal years ended December 31, 2016 and 2015:

	2016	2015
Audit fees	$1,344,108	$1,280,500
Audit-related fees(1)	25,000	6,732
Tax fees(2)	4,117	37,655
All other fees(3)	2,000	2,000
Total	$1,375,225	$1,326,887

(1) Includes agreed-upon procedures in connection with Bonneville Power Administration's evaluation of Idaho Power's compliance with its Residential Exchange Program.
(2) Includes fees for benefit plan tax returns and consultation related to tax planning.
(3) Accounting research tool subscription.

Policy on Audit Committee Pre-Approval:

Idaho Power and the Audit Committee are committed to ensuring the independence of the independent registered public accounting firm, both in fact and in appearance.  In this regard, the Audit Committee has established and periodically reviews a pre-approval policy for audit and non-audit services.  For 2016 and 2015, all audit and non-audit services and all fees paid in connection with those services were pre-approved by the Audit Committee.

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
	File number 1-3198, Form 8-K filed on 6/18/10, as Exhibit 4, Forty-sixth, June 1, 2010
	File number 1-3198, Form 8-K filed on 7/12/2013, as Exhibit 4.1, Forty-seventh, July 1, 2013
	File number 1-3198, Form 8-K filed on 9/27/2016, as Exhibit 4.1, Forty-eighth, September 1, 2016
4.3	Instruments relating to Idaho Power Company American Falls bond guarantee (see Exhibit 10.24)	10-Q	1-3198	4(b)	8/4/2000
4.4	Agreement of Idaho Power Company to furnish certain debt instruments	S-3	33-65720	4(f)	7/7/1993
4.5	Agreement of IDACORP, Inc. to furnish certain debt instruments	10-Q	1-14465	4(c)(ii)	11/6/2003
4.6	Agreement and Plan of Merger dated March 10, 1989, between Idaho Power Company, a Maine corporation, and Idaho Power Migrating Corporation	S-3 Post-Effective Amend. No. 2	33-00440	2(a)(iii)	6/30/1989
4.7	Indenture for Senior Debt Securities dated as of February 1, 2001, between IDACORP, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as trustee	8-K	1-14465	4.1	2/28/2001
4.8	First Supplemental Indenture dated as of February 1, 2001 to Indenture for Senior Debt Securities dated as of February 1, 2001 between IDACORP, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as trustee	8-K	1-14465	4.2	2/28/2001
4.9	Indenture for Debt Securities dated as of August 1, 2001 between Idaho Power Company and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as trustee	S-3	333-67748	4.13	8/16/2001
4.10	Idaho Power Company Instrument of Further Assurance relating to Mortgage and Deed of Trust, dated as of August 3, 2010	10-Q	1-3198	4.12	8/5/2010
10.1	Agreement, dated as of October 11, 1973, between Idaho Power Company and Pacific Power & Light Company		2-49584	5(c)
10.2	Amended and Restated Agreement for the Operation of the Jim Bridger Project, dated December 11, 2014, between Idaho Power Company and PacifiCorp	10-K	1-14465, 1-3198	10.4	2/19/2015
10.3	Amended and Restated Agreement for the Ownership of the Jim Bridger Project, dated December 11, 2014, between Idaho Power Company and PacifiCorp	10-K	1-14465, 1-3198	10.5	2/19/2015
10.4	Letter Agreement, dated January 23, 1976, between Idaho Power Company and Portland General Electric Company		2-56513	5(i)
10.5
Agreement for Construction, Ownership and Operation of the Number One Boardman Station on Carty Reservoir, dated as of October 15, 1976, between Portland General Electric Company and Idaho Power Company
		S-7	2-62034	5(s)	6/30/1978

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith
10.6	Amendment, dated September 30, 1977, relating to the agreement filed as Exhibit 10.4	S-7	2-62034	5(t)	6/30/1978
10.7	Amendment, dated October 31, 1977, relating to the agreement filed as Exhibit 10.4	S-7	2-62034	5(u)	6/30/1978
10.8	Amendment, dated January 23, 1978, relating to the agreement filed as Exhibit 10.4	S-7	2-62034	5(v)	6/30/1978
10.9	Amendment, dated February 15, 1978, relating to the agreement filed as Exhibit 10.4	S-7	2-62034	5(w)	6/30/1978
10.10	Amendment, dated September 1, 1979, relating to the agreement filed as Exhibit 10.4	S-7	2-68574	5(x)	7/23/1980
10.11	Participation Agreement, dated September 1, 1979, relating to the sale and leaseback of coal handling facilities at the Number One Boardman Station on Carty Reservoir	S-7	2-68574	5(z)	7/23/1980
10.12	Agreements for the Operation, Construction and Ownership of the North Valmy Power Plant Project, dated December 12, 1978, between Sierra Pacific Power Company and Idaho Power Company	S-7	2-64910	5(y)	6/29/1979
10.13	Framework Agreement, dated October 1, 1984, between the State of Idaho and Idaho Power Company relating to Idaho Power Company's Swan Falls and Snake River water rights	S-3	33-65720	10(h)	7/7/1993
10.14	Agreement, dated October 25, 1984, between the State of Idaho and Idaho Power Company, relating to the agreement filed as Exhibit 10.13	S-3	33-65720	10(h)(i)	7/7/1993
10.15	Contract to Implement, dated October 25, 1984, between the State of Idaho and Idaho Power Company, relating to the agreement filed as Exhibit 10.13	S-3	33-65720	10(h)(ii)	7/7/1993
10.16	Settlement Agreement, dated March 25, 2009, between the State of Idaho and Idaho Power Company relating to the agreement filed as Exhibit 10.13	10-Q	1-14465	10.58	5/7/2009
10.17
Agreement Regarding the Ownership, Construction, Operation and Maintenance of the Milner Hydroelectric Project (FERC No. 2899), dated January 22, 1990, between Idaho Power Company and the Twin Falls Canal Company and the Northside Canal Company Limited
		S-3	33-65720	10(m)	7/7/1993
10.18	Credit Agreement, dated November 6, 2015, among IDACORP, Inc., Wells Fargo Bank, National Association, as administrative agent, swingline lender, and LC issuer, JPMorgan Chase Bank, N.A., as syndication agent and LC issuer, KeyBank National Association and MUFG Union Bank, N.A., as documentation agents and LC Issuers, and Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, Keybanc Capital Markets Inc., and MUFG Union Bank, N.A. as joint lead arrangers and joint book runners, and the other lenders named therein	8-K	1-14465, 1-3198	10.1	11/9/2015
10.19	Credit Agreement, dated November 6, 2015, among Idaho Power Company, Wells Fargo Bank, National Association, as administrative agent, swingline lender, and LC issuer, JPMorgan Chase Bank, N.A., as syndication agent and LC issuer, KeyBank National Association and MUFG Union Bank, N.A., as documentation agents and LC Issuers, and Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, Keybanc Capital Markets, Inc., and MUFG Union Bank, N.A. as joint lead arrangers and joint book runners, and the other lenders named therein	8-K	1-14465, 1-3198	10.2	11/9/2015
10.20
Letter Agreement, effective as of November 7, 2016, among IDACORP, Inc., Wells Fargo Bank, National Association, as administrative agent, swingline lender, and LC issuer, JPMorgan Chase Bank, N.A., as syndication agent and LC issuer, KeyBank National Association and MUFG Union Bank, N.A., as documentation agents and LC Issuers, and Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, Keybanc Capital Markets Inc., and MUFG Union Bank, N.A. as joint lead arrangers and joint book runners, and the other lenders named therein, extending term of Credit Agreement
X

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith
10.21
Letter Agreement, effective as of November 7, 2016, among Idaho Power Company, Wells Fargo Bank, National Association, as administrative agent, swingline lender, and LC issuer, JPMorgan Chase Bank, N.A., as syndication agent and LC issuer, KeyBank National Association and MUFG Union Bank, N.A., as documentation agents and LC Issuers, and Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, Keybanc Capital Markets, Inc., and MUFG Union Bank, N.A. as joint lead arrangers and joint book runners, and the other lenders named therein, extending term of Credit Agreement
						X
10.22	Loan Agreement, dated October 1, 2006, between Sweetwater County, Wyoming and Idaho Power Company	8-K	1-3198	10.1	10/10/2006
10.23	Guaranty Agreement, dated February 10, 1992, between Idaho Power Company and New York Life Insurance Company, as Note Purchaser, relating to $11,700,000 Guaranteed Notes due 2017 of Milner Dam Inc.	S-3	33-65720	10(m)(i)	7/7/1993
10.24
Guaranty Agreement, dated April 11, 2000, between Idaho Power Company and Bank One Trust Company, N.A., as Trustee, relating to $19,885,000 American Falls Replacement Dam Refinancing Bonds of the American Falls Reservoir District, Idaho
		10-Q	1-3198	10(c)	8/4/2000
10.25	Guaranty Agreement, dated as of August 30, 1974, between Idaho Power Company and Pacific Power & Light Company	S-7	2-62034	5(r)	6/30/1978
10.26[1]	Idaho Power Company Security Plan for Senior Management Employees I, amended and restated effective December 31, 2004, and as further amended November 20, 2008	10-K	1-14465, 1-3198	10.15	2/26/2009
10.27[1]	Amendment, dated September 19, 2012, to the Idaho Power Company Security Plan for Senior Management Employees I	10-Q	1-14465, 1-3198	10.62	11/1/2012
10.28[1]	Idaho Power Company Security Plan for Senior Management Employees II, effective January 1, 2005, as amended and restated November 30, 2011 (superseded by Exhibit 10.31 effective February 9, 2017)	10-K	1-14465, 1-3198	10.21	2/22/2012
10.29[1]	Amendment, dated September 19, 2012, to the Idaho Power Company Security Plan for Senior Management Employees II (superseded by Exhibit 10.31 effective February 9, 2017)	10-Q	1-14465, 1-3198	10.63	11/1/2012
10.30[1]	Amendment, dated January 16, 2014, to the Idaho Power Company Security Plan for Senior Management Employees II (superseded by Exhibit 10.31 effective February 9, 2017)	10-K	1-14465, 1-3198	10.26	2/20/2014
10.31[1]	Idaho Power Company Security Plan for Senior Management Employees II, as amended and restated February 9, 2017					X
10.32[1]	IDACORP, Inc. Restricted Stock Plan, as amended and restated September 20, 2007 (terminated February 9, 2017)	10-Q	1-14465, 1-3198	10(h)(iii)	10/31/2007
10.33[1]	Idaho Power Company Security Plan for Board of Directors - a non-qualified deferred compensation plan, as amended and restated effective July 20, 2006	10-Q	1-14465, 1-3198	10(h)(viii)	11/2/2006
10.34[1]	IDACORP, Inc. Non-Employee Directors Stock Compensation Plan, as amended November 19, 2015	10-K	1-14465, 1-3198	10.34	2/18/2016
10.35[1]	Form of Officer Indemnification Agreement between IDACORP, Inc. and Officers of IDACORP, Inc. and Idaho Power Company, as amended July 20, 2006	10-Q	1-14465, 1-3198	10(h)(xix)	11/2/2006
10.36[1]	Form of Director Indemnification Agreement between IDACORP, Inc. and Directors of IDACORP, Inc., as amended July 20, 2006	10-Q	1-14465, 1-3198	10(h)(xx)	11/2/2006
10.37[1]	Form of Amended and Restated Change in Control Agreement between IDACORP, Inc. and Officers of IDACORP and Idaho Power Company (senior vice president and higher), approved November 20, 2008	10-K	1-14465, 1-3198	10.24	2/26/2009
10.38[1]	Form of Amended and Restated Change in Control Agreement between IDACORP, Inc. and Officers of IDACORP and Idaho Power Company (below senior vice president), approved November 20, 2008	10-K	1-14465, 1-3198	10.25	2/26/2009
10.39[1]	Form of Amended and Restated Change in Control Agreement between IDACORP, Inc. and Officers of IDACORP, Inc. and Idaho Power Company, approved March 17, 2010	8-K	1-14465, 1-3198	10.1	3/24/2010

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith
10.40[1]	IDACORP, Inc. and/or Idaho Power Company Executive Officers with Amended and Restated Change in Control Agreements chart, as of February 8, 2017					X
10.41[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan, as amended and restated February 9, 2017					X
10.42[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Restricted Unit Award Agreement (Time Vesting)					X
10.43[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Performance Unit Award Agreement (Performance with Total Shareholder Return Goal)					X
10.44[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Performance Unit Award Agreement (Performance with Cumulative Earnings Per Share Goal)					X
10.45[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Restricted Stock Award Agreement (Time Vesting) (For 2015 and 2016 Outstanding Awards)	10-K	1-14465, 1-3198	10.43	2/19/2015
10.46[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Performance Share Award Agreement (Performance with Two Goals) (For 2015 and 2016 Outstanding Awards)	10-K	1-14465, 1-3198	10.44	2/19/2015
10.47[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Restricted Stock Award Agreement (Time Vesting) (For 2014 and Prior Outstanding Awards)	10-Q	1-14465, 1-3198	10(h)(xvii)	11/2/2006
10.48[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Performance Share Award Agreement (Performance with Two Goals) (For 2014 and Prior Outstanding Awards)	10-Q	1-14465, 1-3198	10.69	5/5/2011
10.49[1]	IDACORP, Inc. Executive Incentive Plan, as amended and restated February 11, 2016	10-K	1-14465, 1-3198	10.47	2/18/2016
10.50[1]	Idaho Power Company Executive Deferred Compensation Plan, effective November 15, 2000, as amended November 20, 2008	10-K	1-14465, 1-3198	10.32	2/26/2009
10.51[1]	IDACORP, Inc. and Idaho Power Company Compensation for Non-Employee Directors of the Board of Directors, effective January 1, 2017					X
10.52[1]	Form of IDACORP, Inc. Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.46	2/26/2009
10.53[1]	Form of Letter Agreement to Amend Outstanding IDACORP, Inc. Director Deferred Compensation Agreement (November 16, 2008)	10-K	1-14465, 1-3198	10.47	2/26/2009
10.54[1]	Form of Amendment to IDACORP, Inc. Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.48	2/26/2009
10.55[1]	Form of Termination of IDACORP, Inc. Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.49	2/26/2009
10.56[1]	Form of Idaho Power Company Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.50	2/26/2009
10.57[1]	Form of Letter Agreement to Amend Outstanding Idaho Power Company Director Deferred Compensation Agreement (November 16, 2008)	10-K	1-14465, 1-3198	10.51	2/26/2009
10.58[1]	Form of Amendment to Idaho Power Company Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.52	2/26/2009
10.59[1]	Form of Termination of Idaho Power Company Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.53	2/26/2009
10.60[1]	Idaho Power Company Restated Employee Savings Plan, as restated as of January 1, 2016	10-K	1-14465, 1-3198	10.59	2/18/2016
10.61[1]	Amendment, dated effective December 1, 2016, to the Idaho Power Company Restated Employee Savings Plan, as restated as of January 1, 2016					X
12.1	IDACORP, Inc. Computation of Ratio of Earnings to Fixed Charges and Supplemental Ratio of Earnings to Fixed Charges					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith
12.2	Idaho Power Company Computation of Ratio of Earnings to Fixed Charges and Supplemental Ratio of Earnings to Fixed Charges					X
21.1	Subsidiaries of IDACORP, Inc.	10-K	1-14465, 1-3198	21.1	2/21/2013
23.1	Consent of Registered Independent Accounting Firm					X
23.2	Consent of Registered Independent Accounting Firm					X
31.1	IDACORP, Inc. Rule 13a-14(a) CEO certification					X
31.2	IDACORP, Inc. Rule 13a-14(a) CFO certification					X
31.3	Idaho Power Rule 13a-14(a) CEO certification					X
31.4	Idaho Power Rule 13a-14(a) CFO certification					X
32.1	IDACORP, Inc. Section 1350 CEO certification					X
32.2	IDACORP, Inc. Section 1350 CFO certification					X
32.3	Idaho Power Section 1350 CEO certification					X
32.4	Idaho Power Section 1350 CFO certification					X
95.1	Mine Safety Disclosures					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

[1] Management contract or compensatory plan or arrangement

IDACORP, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2016	2015	2014
	(thousands of dollars)
Income:
Equity in income of subsidiaries	$198,061	$194,426	$193,707
Investment income	3	1	—
Total income	198,064	194,427	193,707
Expenses:
Operating expenses	716	831	1,376
Interest expense	333	276	261
Other expenses	45	45	45
Total expenses	1,094	1,152	1,682
Income from Before Income Taxes	196,970	193,275	192,025
Income Tax Benefit	(1,318)	(1,404)	(1,455)
Net Income Attributable to IDACORP, Inc.	198,288	194,679	193,480
Other comprehensive income (loss)	394	2,882	(7,605)
Comprehensive Income Attributable to IDACORP, Inc.	$198,682	$197,561	$185,875

The accompanying note is an integral part of these statements.
IDACORP, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(thousands of dollars)
Operating Activities:
Net cash provided by operating activities	$139,077	$100,465	$109,289
Investing Activities:
Net cash provided by (used in) investing activities	—	—	—
Financing Activities:
Dividends on common stock	(104,985)	(96,810)	(88,489)
(Decrease) increase in short-term borrowings	(20,000)	(11,300)	(23,450)
Change in intercompany notes payable	2,421	5,572	(198)
Other	(3,422)	(1,675)	(274)
Net cash used in financing activities	(125,986)	(104,213)	(112,411)
Net (decrease) increase in cash and cash equivalents	13,091	(3,748)	(3,122)
Cash and cash equivalents at beginning of year	2,028	5,776	8,898
Cash and cash equivalents at end of year	$15,119	$2,028	$5,776

The accompanying note is an integral part of these statements.

IDACORP, INC.
CONDENSED BALANCE SHEETS

	December 31,
	2016	2015
Assets	(thousands of dollars)
Current Assets:
Cash and cash equivalents	$15,119	$2,028
Receivables	1,065	946
Income taxes receivable	—	7,241
Other	101	119
Total current assets	16,285	10,334
Investment in subsidiaries	2,098,818	2,007,984
Other Assets:
Deferred income taxes	66,411	76,410
Other	385	402
Total other assets	66,796	76,812
Total assets	$2,181,899	$2,095,130
Liabilities and Shareholders’ Equity
Current Liabilities:
Notes payable	$—	$20,000
Accounts payable	6	13
Taxes accrued	8,476	—
Other	660	765
Total current liabilities	9,142	20,778
Other Liabilities:
Intercompany notes payable	17,834	15,292
Other	1,017	1,175
Total other liabilities	18,851	16,467
IDACORP, Inc. Shareholders’ Equity	2,153,906	2,057,885
Total Liabilities and Shareholders' Equity	$2,181,899	$2,095,130
The accompanying note is an integral part of these statements.

NOTE TO CONDENSED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

Pursuant to rules and regulations of the U.S. Securities and Exchange Commission, the unconsolidated condensed financial statements of IDACORP, Inc. do not reflect all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the 2016 Form 10-K, Part II, Item 8.

Accounting for Subsidiaries: IDACORP has accounted for the earnings of its subsidiaries under the equity method of accounting in these unconsolidated condensed financial statements.  Included in net cash provided by operating activities in the condensed statements of cash flows are dividends that IDACORP subsidiaries paid to IDACORP of $108 million, $99 million, and $91 million in 2016, 2015, and 2014, respectively.

IDACORP, INC.
SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2016, 2015, and 2014

Column A	Column B	Column C		Column D	Column E
		Additions
			Charged
	Balance at	Charged	(Credited)		Balance at
	Beginning	to	to Other		End
Classification	of Year	Income	Accounts	Deductions(1)	of Year
	(thousands of dollars)
2016:
Reserves deducted from applicable assets
Reserve for uncollectible accounts	$1,355	$3,917	$263	$4,403	$1,132
Reserve for uncollectible notes	552	—	—	150	402
Other Reserves:
Injuries and damages	1,874	848	—	930	1,792
2015:
Reserves deducted from applicable assets
Reserve for uncollectible accounts	$2,104	$3,327	$819	$4,895	$1,355
Reserve for uncollectible notes	552	—	—	—	552
Other Reserves:
Injuries and damages	1,995	890	—	1,011	1,874
2014:
Reserves deducted from applicable assets
Reserve for uncollectible accounts	$2,502	$6,756	$198	$7,352	$2,104
Reserve for uncollectible notes	885	(333)	—	—	552
Other Reserves:
Rate refunds	398	(398)	—	—	—
Injuries and damages	1,671	461	—	137	1,995
(1) Represents deductions from the reserves for purposes for which the reserves were created.  In the case of uncollectible accounts, and notes reserves, includes reversals of amounts previously reserved.

IDAHO POWER COMPANY
SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2016, 2015, and 2014

Column A	Column B	Column C		Column D	Column E
		Additions
			Charged
	Balance at	Charged	(Credited)		Balance at
	Beginning	to	to Other		End
Classification	of Year	Income	Accounts	Deductions(1)	of Year
	(thousands of dollars)
2016:
Reserves deducted from applicable assets
Reserve for uncollectible accounts	$1,355	$3,917	$263	$4,403	$1,132
Other Reserves:
Injuries and damages	1,874	848	—	930	1,792
2015:
Reserves deducted from applicable assets
Reserve for uncollectible accounts	$2,104	$3,327	$819	$4,895	$1,355
Other Reserves:
Injuries and damages	1,995	890	—	1,011	1,874
2014:
Reserves deducted from applicable assets
Reserve for uncollectible accounts	$2,502	$6,756	$198	$7,352	$2,104
Other Reserves:
Rate refunds	398	(398)	—	—	—
Injuries and damages	1,671	461	—	137	1,995
(1) Represents deductions from the reserves for purposes for which the reserves were created.  In the case of uncollectible accounts, includes reversals of amounts previously reserved.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 23, 2017		IDACORP, INC.
Date
	By:	/s/ Darrel T. Anderson
Darrel T. Anderson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert A. Tinstman	Chairman of the Board	February 23, 2017
Robert A. Tinstman

/s/ Darrel T. Anderson	(Principal Executive Officer)	February 23, 2017
Darrel T. Anderson
President and Chief Executive Officer and Director

/s/ Steven R. Keen	(Principal Financial Officer)	February 23, 2017
Steven R. Keen
Senior Vice President, Chief Financial
Officer, and Treasurer

/s/ Kenneth W. Petersen	(Principal Accounting Officer)	February 23, 2017
Kenneth W. Petersen
Vice President, Controller, and Chief Accounting Officer

/s/ Thomas Carlile	Director	February 23, 2017
Thomas Carlile

/s/ Richard J. Dahl	Director	February 23, 2017
Richard J. Dahl

/s/ Annette G. Elg	Director	February 23, 2017
Annette G. Elg

/s/ Ronald W. Jibson	Director	February 23, 2017
Ronald W. Jibson

/s/ Judith A. Johansen	Director	February 23, 2017
Judith A. Johansen

/s/ Dennis L. Johnson	Director	February 23, 2017
Dennis L. Johnson

/s/ J. LaMont Keen	Director	February 23, 2017
J. LaMont Keen

/s/ Christine King	Director	February 23, 2017
Christine King

/s/ Richard J. Navarro	Director	February 23, 2017
Richard J. Navarro

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 23, 2017		Idaho Power Company
Date
	By:	/s/ Darrel T. Anderson
Darrel T. Anderson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert A. Tinstman	Chairman of the Board	February 23, 2017
Robert A. Tinstman

/s/ Darrel T. Anderson	(Principal Executive Officer)	February 23, 2017
Darrel T. Anderson
President and Chief Executive Officer and Director

/s/ Steven R. Keen	(Principal Financial Officer)	February 23, 2017
Steven R. Keen
Senior Vice President, Chief Financial
Officer, and Treasurer

/s/ Kenneth W. Petersen	(Principal Accounting Officer)	February 23, 2017
Kenneth W. Petersen
Vice President, Controller, and Chief Accounting Officer

/s/ Thomas Carlile	Director	February 23, 2017
Thomas Carlile

/s/ Richard J. Dahl	Director	February 23, 2017
Richard J. Dahl

/s/ Annette G. Elg	Director	February 23, 2017
Annette G. Elg

/s/ Ronald W. Jibson	Director	February 23, 2017
Ronald W. Jibson

/s/ Judith A. Johansen	Director	February 23, 2017
Judith A. Johansen

/s/ Dennis L. Johnson	Director	February 23, 2017
Dennis L. Johnson

/s/ J. LaMont Keen	Director	February 23, 2017
J. LaMont Keen

/s/ Christine King	Director	February 23, 2017
Christine King

/s/ Richard J. Navarro	Director	February 23, 2017
Richard J. Navarro

EXHIBIT INDEX

Exhibit No.	Description

10.20
Letter Agreement, effective as of November 7, 2016, among IDACORP, Inc., Wells Fargo Bank, National Association, as administrative agent, swingline lender, and LC issuer, JPMorgan Chase Bank, N.A., as syndication agent and LC issuer, KeyBank National Association and MUFG Union Bank, N.A., as documentation agents and LC Issuers, and Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, Keybanc Capital Markets Inc., and MUFG Union Bank, N.A. as joint lead arrangers and joint book runners, and the other lenders named therein, extending term of Credit Agreement

10.21
Letter Agreement, effective as of November 7, 2016, among Idaho Power Company, Wells Fargo Bank, National Association, as administrative agent, swingline lender, and LC issuer, JPMorgan Chase Bank, N.A., as syndication agent and LC issuer, KeyBank National Association and MUFG Union Bank, N.A., as documentation agents and LC Issuers, and Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, Keybanc Capital Markets, Inc., and MUFG Union Bank, N.A. as joint lead arrangers and joint book runners, and the other lenders named therein, extending term of Credit Agreement

10.31[1]	Idaho Power Company Security Plan for Senior Management Employees II, as amended and restated February 9, 2017
10.40[1]	IDACORP, Inc. and/or Idaho Power Company Executive Officers with Amended and Restated Change in Control Agreements chart, as of February 8, 2017
10.41[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan, as amended and restated February 9, 2017
10.42[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Restricted Unit Award Agreement (Time Vesting)
10.43[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Performance Unit Award Agreement (Performance with Total Shareholder Return Goal)
10.44[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Performance Unit Award Agreement (Performance with Cumulative Earnings Per Share Goal)
10.51[1]	IDACORP, Inc. and Idaho Power Company Compensation for Non-Employee Directors of the Board of Directors, effective January 1, 2017
10.61[1]	Amendment, dated effective December 1, 2016, to the Idaho Power Company Restated Employee Savings Plan, as restated as of January 1, 2016
12.1	IDACORP, Inc. Computation of Ratio of Earnings to Fixed Charges and Supplemental Ratio of Earnings to Fixed Charges
12.2	Idaho Power Company Computation of Ratio of Earnings to Fixed Charges and Supplemental Ratio of Earnings to Fixed Charges
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Independent Registered Public Accounting Firm
31.1	IDACORP, Inc. Rule 13a-14(a) CEO certification
31.2	IDACORP, Inc. Rule 13a-14(a) CFO certification
31.3	Idaho Power Rule 13a-14(a) CEO certification
31.4	Idaho Power Rule 13a-14(a) CFO certification
32.1	IDACORP, Inc. Section 1350 CEO certification
32.2	IDACORP, Inc. Section 1350 CFO certification
32.3	Idaho Power Section 1350 CEO certification
32.4	Idaho Power Section 1350 CFO certification
95.1	Mine Safety Disclosures
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1) Management contract or compensatory plan or arrangement.