Form 10-Q
period 2017-03-31
IDACORP INC; IDAHO POWER CO
filed 2017-05-04
CIK 1057877, 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
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

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers, smaller reporting companies, or emerging growth companies.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act (check one):

IDACORP, Inc.:
Large accelerated filer X Accelerated filer __ Non-accelerated  filer __ (Do not check if a smaller reporting company)
Smaller reporting company __
Emerging growth company __
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange
Act. __

Idaho Power Company:
Large accelerated filer __ Accelerated filer __ Non-accelerated  filer __ (Do not check if a smaller reporting company)
Smaller reporting company X
Emerging growth company __
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange
Act. __

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).
IDACORP, Inc.: Yes __ No X       Idaho Power Company: Yes __ No X

Number of shares of common stock outstanding as of April 28, 2017:
IDACORP, Inc.:        50,390,680
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

COMMONLY USED TERMS

The following select abbreviations, terms, or acronyms are commonly used or found in multiple locations in this report:

ADITC	-	Accumulated Deferred Investment Tax Credits
AFUDC	-	Allowance for Funds Used During Construction
AOCI	-	Accumulated Other Comprehensive Income
ASU	-	Accounting Standards Update
BCC	-	Bridger Coal Company, a joint venture of IERCo
BLM	-	U.S. Bureau of Land Management
CPP	-	Clean Power Plan
CWA		Clean Water Act
EIS	-	Environmental Impact Statement
EPA	-	U.S. Environmental Protection Agency
ESA	-	Endangered Species Act
FASB	-	Financial Accounting Standards Board
FCA	-	Fixed Cost Adjustment
FERC	-	Federal Energy Regulatory Commission
FIP	-	Federal Implementation Plan
GHG NSPS	-	Greenhouse Gas New Source Performance Standards
HCC	-	Hells Canyon Complex
IDACORP	-	IDACORP, Inc., an Idaho corporation
IBLA	-	U.S. Department of Interior Board of Land Appeals
ICE	-	Intercontinental Exchange
Idaho Power	-	Idaho Power Company, an Idaho corporation
Idaho ROE	-	Idaho-jurisdiction return on year-end equity
Ida-West	-	Ida-West Energy, a subsidiary of IDACORP, Inc.
IERCo	-	Idaho Energy Resources Co., a subsidiary of Idaho Power Company
IESCo	-	IDACORP Energy Services Co., a subsidiary of IDACORP, Inc.
IFS	-	IDACORP Financial Services, a subsidiary of IDACORP, Inc.
IPUC	-	Idaho Public Utilities Commission
IRP	-	Integrated Resource Plan
MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MW	-	Megawatt
MWh	-	Megawatt-hour
NYMEX	-	New York Mercantile Exchange
O&M	-	Operations and Maintenance
OATT	-	Open Access Transmission Tariff
OPUC	-	Public Utility Commission of Oregon
PCA	-	Idaho Power Cost Adjustment
PURPA	-	Public Utility Regulatory Policies Act of 1978
SCR	-	Selective Catalytic Reduction
SEC	-	U.S. Securities and Exchange Commission
SMSP	-	Security Plan for Senior Management Employees
WPSC	-	Wyoming Public Service Commission

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to the historical information contained in this report, this report contains (and oral communications made by IDACORP, Inc. (IDACORP) and Idaho Power Company (Idaho Power) may contain) statements that relate to future events and expectations, such as statements regarding projected or future financial performance, cash flows, capital expenditures, dividends, capital structure or ratios, strategic goals, challenges, objectives, and plans for future operations. Such statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, or future events, or performance, often, but not always, through the use of words or phrases such as "anticipates," "believes," "continues," "estimates," "expects," "guidance," "intends," "potential," "plans," "predicts," "projects," "may result," "may continue," or similar expressions, are not statements of historical facts and may be forward-looking. Forward-looking statements are not guarantees of future performance and involve estimates, assumptions, risks, and uncertainties. Actual results, performance, or outcomes may differ materially from the results discussed in the statements. In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in forward-looking statements include those factors set forth in this report, IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2016, particularly Part I, Item 1A - "Risk Factors" and Part II, Item 7 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of that report, subsequent reports filed by IDACORP and Idaho Power with the U.S. Securities and Exchange Commission, and the following important factors:

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

•	advancement of self-generation or energy efficiency technologies that reduce Idaho Power's sale of electric power;
adoption of, changes in, and costs of compliance with laws, regulations, and policies relating to the environment, natural resources, and threatened and endangered species, and the ability to recover resulting increased costs through rates;

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

•	the increased power purchased costs and operational challenges associated with purchasing and integrating intermittent renewable energy sources into Idaho Power's resource portfolio;

•
disruptions or outages of Idaho Power's generation or transmission systems or of any interconnected transmission system may cause Idaho Power to incur repair costs or purchase replacement power at increased costs;

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

IDACORP, Inc.
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended March 31,
	2017	2016
	(in thousands, except per share amounts)
Operating Revenues:
Electric utility:
General business	$270,232	$253,380
Off-system sales	10,800	9,151
Other revenues	20,932	18,035
Total electric utility revenues	301,964	280,566
Other	580	390
Total operating revenues	302,544	280,956
Operating Expenses:
Electric utility:
Purchased power	49,116	48,115
Fuel expense	36,252	35,764
Power cost adjustment	23,487	13,354
Other operations and maintenance	87,762	85,603
Energy efficiency programs	6,327	6,251
Depreciation	36,763	35,617
Taxes other than income taxes	8,678	8,738
Total electric utility expenses	248,385	233,442
Other	3,344	3,696
Total operating expenses	251,729	237,138
Operating Income	50,815	43,818
Allowance for Equity Funds Used During Construction	5,232	4,985
Earnings (Losses) of Unconsolidated Equity-Method Investments	1,445	(42)
Other Income, Net	2,397	2,204
Interest Expense:
Interest on long-term debt	20,298	20,897
Other interest	2,714	2,415
Allowance for borrowed funds used during construction	(2,312)	(2,244)
Total interest expense, net	20,700	21,068
Income Before Income Taxes	39,189	29,897
Income Tax Expense	6,183	4,367
Net Income	33,006	25,530
Adjustment for loss attributable to noncontrolling interests	96	199
Net Income Attributable to IDACORP, Inc.	$33,102	$25,729
Weighted Average Common Shares Outstanding - Basic	50,356	50,299
Weighted Average Common Shares Outstanding - Diluted	50,397	50,337
Earnings Per Share of Common Stock:
Earnings Attributable to IDACORP, Inc. - Basic	$0.66	$0.51
Earnings Attributable to IDACORP, Inc. - Diluted	$0.66	$0.51
Dividends Declared Per Share of Common Stock	$0.55	$0.51

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended March 31,
	2017	2016
	(in thousands)

Net Income	$33,006	$25,530
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $302 and $361	471	564
Total Comprehensive Income	33,477	26,094
Comprehensive loss attributable to noncontrolling interests	96	199
Comprehensive Income Attributable to IDACORP, Inc.	$33,573	$26,293

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2017	December 31, 2016
	(in thousands)
Assets

Current Assets:
Cash and cash equivalents	$47,010	$61,480
Receivables:
Customer (net of allowance of $1,405 and $968, respectively)	80,981	71,557
Other (net of allowance of $120 and $164, respectively)	5,028	15,280
Taxes receivable	10,933	12,781
Accrued unbilled revenues	52,645	80,738
Materials and supplies (at average cost)	59,374	57,858
Fuel stock (at average cost)	56,059	53,698
Prepayments	12,436	18,389
Current regulatory assets	82,275	62,570
Other	2,316	5,961
Total current assets	409,057	440,312
Investments	117,189	125,164
Property, Plant and Equipment:
Utility plant in service	5,758,081	5,732,044
Accumulated provision for depreciation	(2,016,360)	(1,988,477)
Utility plant in service - net	3,741,721	3,743,567
Construction work in progress	428,538	405,069
Utility plant held for future use	7,511	7,441
Other property, net of accumulated depreciation	15,810	15,922
Property, plant and equipment - net	4,193,580	4,171,999
Other Assets:
American Falls and Milner water rights	8,162	9,487
Company-owned life insurance	57,927	57,553
Regulatory assets	1,366,972	1,409,329
Long-term receivables (net of allowance of $402)	24,598	23,482
Other	52,463	52,571
Total other assets	1,510,122	1,552,422
Total	$6,229,948	$6,289,897

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2017	December 31, 2016
	(in thousands)
Liabilities and Equity

Current Liabilities:
Current maturities of long-term debt	$—	$1,064
Notes payable	—	21,800
Accounts payable	63,225	106,194
Taxes accrued	17,763	11,348
Interest accrued	21,406	22,377
Accrued compensation	27,411	45,787
Current regulatory liabilities	16,951	9,944
Advances from customers	22,738	21,438
Other	11,290	9,763
Total current liabilities	180,784	249,715
Other Liabilities:
Deferred income taxes	1,248,432	1,244,250
Regulatory liabilities	431,262	436,845
Pension and other postretirement benefits	417,780	411,523
Other	43,686	45,084
Total other liabilities	2,141,160	2,137,702
Long-Term Debt	1,744,991	1,744,614
Commitments and Contingencies
Equity:
IDACORP, Inc. shareholders’ equity:
Common stock, no par value (120,000,000 shares authorized; 50,420,017 shares issued)	852,663	851,833
Retained earnings	1,328,489	1,323,198
Accumulated other comprehensive loss	(20,411)	(20,882)
Treasury stock (29,337 and 23,244 shares at cost, respectively)	(1,592)	(243)
Total IDACORP, Inc. shareholders’ equity	2,159,149	2,153,906
Noncontrolling interests	3,864	3,960
Total equity	2,163,013	2,157,866
Total	$6,229,948	$6,289,897

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
	2017	2016
	(in thousands)
Operating Activities:
Net income	$33,006	$25,530
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,728	36,145
Deferred income taxes and investment tax credits	4,394	6,425
Changes in regulatory assets and liabilities	33,049	5,075
Pension and postretirement benefit plan expense	7,340	7,425
Contributions to pension and postretirement benefit plans	(2,105)	(1,654)
(Earnings) losses of unconsolidated equity-method investments	(1,445)	42
Distributions from unconsolidated equity-method investments	10,600	2,814
Allowance for equity funds used during construction	(5,232)	(4,985)
Other non-cash adjustments to net income, net	2,921	1,923
Change in:
Accounts receivable	494	4,728
Accounts payable and other accrued liabilities	(48,935)	(43,305)
Taxes accrued/receivable	8,264	5,225
Other current assets	29,952	10,782
Other current liabilities	6,447	13,929
Other assets	(2,043)	(2,473)
Other liabilities	(739)	(1,450)
Net cash provided by operating activities	113,696	66,176
Investing Activities:
Additions to property, plant and equipment	(73,904)	(54,659)
Payments received from transmission project joint funding partners	701	—
Proceeds from the sale of emission allowances and renewable energy certificates	873	418
Purchase of available-for-sale securities	(2,771)	(61)
Proceeds from the sale of available-for-sale securities	1,120	1,085
Other	(72)	(4)
Net cash used in investing activities	(74,053)	(53,221)
Financing Activities:
Issuance of long-term debt	—	120,000
Retirement of long-term debt	(1,064)	(1,064)
Dividends on common stock	(28,087)	(26,087)
Net change in short-term borrowings	(21,800)	3,300
Acquisition of treasury stock	(3,162)	(3,084)
Other	—	(1,139)
Net cash (used in) provided by financing activities	(54,113)	91,926
Net (decrease) increase in cash and cash equivalents	(14,470)	104,881
Cash and cash equivalents at beginning of the period	61,480	114,802
Cash and cash equivalents at end of the period	$47,010	$219,683
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$2	$2
Interest (net of amount capitalized)	$20,738	$18,172
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$20,416	$17,993

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Three months ended March 31,
	2017	2016
	(in thousands)
Common Stock
Balance at beginning of period	$851,833	$849,112
Cumulative effect of change in accounting principle	—	234
Other	830	(985)
Balance at end of period	852,663	848,361
Retained Earnings
Balance at beginning of period	1,323,198	1,230,105
Cumulative effect of change in accounting principle	—	(234)
Net income attributable to IDACORP, Inc.	33,102	25,729
Common stock dividends ($0.55 and $0.51 per share)	(27,811)	(25,713)
Balance at end of period	1,328,489	1,229,887
Accumulated Other Comprehensive (Loss) Income
Balance at beginning of period	(20,882)	(21,276)
Unfunded pension liability adjustment (net of tax)	471	564
Balance at end of period	(20,411)	(20,712)
Treasury Stock
Balance at beginning of period	(243)	(57)
Issued	1,813	3,112
Acquired	(3,162)	(3,084)
Balance at end of period	(1,592)	(29)
Total IDACORP, Inc. shareholders’ equity at end of period	2,159,149	2,057,507
Noncontrolling Interests
Balance at beginning of period	3,960	4,160
Net loss attributable to noncontrolling interests	(96)	(199)
Balance at end of period	3,864	3,961
Total equity at end of period	$2,163,013	$2,061,468

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended March 31,
	2017	2016
	(in thousands)
Operating Revenues:
General business	$270,232	$253,380
Off-system sales	10,800	9,151
Other revenues	20,932	18,035
Total operating revenues	301,964	280,566
Operating Expenses:
Operation:
Purchased power	49,116	48,115
Fuel expense	36,252	35,764
Power cost adjustment	23,487	13,354
Other operations and maintenance	87,762	85,603
Energy efficiency programs	6,327	6,251
Depreciation	36,763	35,617
Taxes other than income taxes	8,678	8,738
Total operating expenses	248,385	233,442
Income from Operations	53,579	47,124
Other Income (Expense):
Allowance for equity funds used during construction	5,232	4,985
Earnings (Losses) of unconsolidated equity-method investments	1,254	(93)
Other expense, net	(526)	(811)
Total other income	5,960	4,081
Interest Charges:
Interest on long-term debt	20,298	20,897
Other interest	2,698	2,350
Allowance for borrowed funds used during construction	(2,312)	(2,244)
Total interest charges	20,684	21,003
Income Before Income Taxes	38,855	30,202
Income Tax Expense	6,373	4,668
Net Income	$32,482	$25,534

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended March 31,
	2017	2016
	(in thousands)

Net Income	$32,482	$25,534
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $302 and $361	471	564
Total Comprehensive Income	$32,953	$26,098

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2017	December 31, 2016
	(in thousands)
Assets

Electric Plant:
In service (at original cost)	$5,758,081	$5,732,044
Accumulated provision for depreciation	(2,016,360)	(1,988,477)
In service - net	3,741,721	3,743,567
Construction work in progress	428,538	405,069
Held for future use	7,511	7,441
Electric plant - net	4,177,770	4,156,077
Investments and Other Property	99,728	107,379
Current Assets:
Cash and cash equivalents	44,568	44,140
Receivables:
Customer (net of allowance of $1,405 and $968, respectively)	80,981	71,557
Other (net of allowance of $120 and $164, respectively)	5,287	7,555
Taxes receivable	—	23,334
Accrued unbilled revenues	52,645	80,738
Materials and supplies (at average cost)	59,374	57,858
Fuel stock (at average cost)	56,059	53,698
Prepayments	12,298	18,270
Current regulatory assets	82,275	62,570
Other	2,317	5,962
Total current assets	395,804	425,682
Deferred Debits:
American Falls and Milner water rights	8,162	9,487
Company-owned life insurance	57,927	57,553
Regulatory assets	1,366,972	1,409,329
Other	72,285	71,237
Total deferred debits	1,505,346	1,547,606
Total	$6,178,648	$6,236,744

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2017	December 31, 2016
	(in thousands)
Capitalization and Liabilities

Capitalization:
Common stock equity:
Common stock, $2.50 par value (50,000,000 shares authorized; 39,150,812 shares outstanding)	$97,877	$97,877
Premium on capital stock	712,258	712,258
Capital stock expense	(2,097)	(2,097)
Retained earnings	1,216,119	1,211,547
Accumulated other comprehensive loss	(20,411)	(20,882)
Total common stock equity	2,003,746	1,998,703
Long-term debt	1,744,991	1,744,614
Total capitalization	3,748,737	3,743,317
Current Liabilities:
Current maturities of long-term debt	—	1,064
Notes payable	—	21,800
Accounts payable	63,110	105,846
Accounts payable to affiliates	250	1,056
Taxes accrued	19,634	11,348
Interest accrued	21,406	22,377
Accrued compensation	27,298	45,622
Current regulatory liabilities	16,951	9,944
Advances from customers	22,738	21,438
Other	10,927	9,103
Total current liabilities	182,314	249,598
Deferred Credits:
Deferred income taxes	1,355,738	1,351,415
Regulatory liabilities	431,262	436,845
Pension and other postretirement benefits	417,780	411,523
Other	42,817	44,046
Total deferred credits	2,247,597	2,243,829

Commitments and Contingencies

Total	$6,178,648	$6,236,744

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
	2017	2016
	(in thousands)
Operating Activities:
Net income	$32,482	$25,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,577	35,993
Deferred income taxes and investment tax credits	4,021	6,217
Changes in regulatory assets and liabilities	33,049	5,075
Pension and postretirement benefit plan expense	7,340	7,425
Contributions to pension and postretirement benefit plans	(2,105)	(1,654)
(Earnings) losses of unconsolidated equity-method investments	(1,254)	93
Distributions from unconsolidated equity-method investments	10,600	2,814
Allowance for equity funds used during construction	(5,232)	(4,985)
Other non-cash adjustments to net income, net	299	(204)
Change in:
Accounts receivable	(8,271)	3,012
Accounts payable	(48,727)	(43,282)
Taxes accrued/receivable	31,620	10,723
Other current assets	29,970	10,790
Other current liabilities	6,498	13,963
Other assets	(2,043)	(2,473)
Other liabilities	(568)	(1,217)
Net cash provided by operating activities	125,256	67,824
Investing Activities:
Additions to utility plant	(73,904)	(54,657)
Payments received from transmission project joint funding partners	701	—
Proceeds from the sale of emission allowances and renewable energy certificates	873	418
Purchase of available-for-sale securities	(2,771)	(61)
Proceeds from the sale of available-for-sale securities	1,120	1,085
Other	(72)	(4)
Net cash used in investing activities	(74,053)	(53,219)
Financing Activities:
Issuance of long-term debt	—	120,000
Retirement of long-term debt	(1,064)	(1,064)
Dividends on common stock	(27,911)	(25,836)
Net change in short term borrowings	(21,800)	—
Other	—	(1,139)
Net cash (used in) provided by financing activities	(50,775)	91,961
Net increase in cash and cash equivalents	428	106,566
Cash and cash equivalents at beginning of the period	44,140	110,756
Cash and cash equivalents at end of the period	$44,568	$217,322
Supplemental Disclosure of Cash Flow Information:
Cash received from IDACORP related to income taxes	$(22,861)	$(5,280)
Cash paid for interest (net of amount capitalized)	$20,721	$18,107
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$20,416	$17,993

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

Financial Statements

In the opinion of management of IDACORP and Idaho Power, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly each company's consolidated financial position as of March 31, 2017, consolidated results of operations for the three months ended March 31, 2017 and 2016, and consolidated cash flows for the three months ended March 31, 2017 and 2016. These adjustments are of a normal and recurring nature. These financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters that would be included in full-year financial statements and should be read in conjunction with the audited consolidated financial statements included in IDACORP’s and Idaho Power’s Annual Report on Form 10-K for the year ended December 31, 2016.  The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. A change in management's estimates or assumptions could have a material impact on IDACORP's or Idaho Power's respective financial condition and results of operations during the period in which such change occurred.

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

New and Recently Adopted Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is intended to enable users of financial statements to better understand and consistently analyze an entity's revenue across industries, transactions, and geographies. Under the ASU, recognition of revenue occurs when a customer obtains control of promised goods or services. In addition, the ASU requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB amended certain aspects of ASU 2014-09 to clarify the implementation guidance, including clarifications related to principal versus agent considerations, licensing and identifying performance obligations, narrow scope improvements, and practical expedients. While the companies continue to assess the impacts of ASU 2014-09 on their financial statements, including disclosure requirements, the companies do not expect the new guidance to significantly affect revenue recognition for tariff-based sales, which represent a significant majority of the companies' general business revenue. Accordingly, the companies do not expect the adoption of ASU 2014-09 to have a material effect on their financial statements. However, a number of industry-specific implementation issues are still unresolved and could affect the companies' accounting for contributions in aid of construction, sales of renewable energy credits, alternative revenue programs, and recognition of revenue when collectability is in question. The guidance in ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2017. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years (full retrospective approach) and the other requiring prospective application of the new standard including a cumulative-effect adjustment with disclosure of results under previous standards (modified-retrospective approach). IDACORP and Idaho Power plan to adopt ASU 2014-09 on January 1, 2018, using the modified-retrospective approach.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), intended to improve financial reporting on leasing transactions. The ASU significantly changes the accounting model used by lessees to account for leases, requiring that all material leases be presented on the balance sheet. Under the current model, some leases are classified as capital leases and recorded on the balance sheet while other leases classified as operating leases are not recognized on the balance sheet. The new standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The standard must be adopted using a modified retrospective approach. IDACORP and Idaho Power are evaluating the impact of ASU 2016-02 on their financial statements. At this time, the companies do not know, and cannot reasonably estimate, the dollar impact of the adoption. Specifically, the companies are considering whether the new guidance will affect their accounting for purchase power agreements, easements and rights-of-way, utility pole attachments, and other utility industry-related areas.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), which amends ASC 230 to clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. The FASB issued the ASU with the intent of reducing diversity in practice with respect to eight types of cash flows. The companies expect the ASU to affect the classification of proceeds from the settlement of corporate-owned life insurance policies and related costs, which will be classified as investing activities under the new guidance. The companies already present debt prepayment and extinguishment costs, proceeds from the settlement of insurance claims (other than corporate-owned life insurance), and distributions received from equity-method investments in accordance with the new guidance. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017. The standard must be adopted retrospectively to all periods presented, unless impracticable to do so. IDACORP and Idaho Power do not believe the adoption will have a material impact on their financial statements.

In March 2017, the FASB issued ASU 2017-07, Compensation -- Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires employers to disaggregate the service cost component from other components of net periodic benefit costs and to disclose the amounts of net periodic benefit costs that are included in each income statement line item. The standard requires employers to present the service cost component in the same line item as other compensation costs and to present the other components of net periodic benefit costs (which include interest costs, expected return on plan assets, amortization of prior service cost or credits and actuarial gains and losses) separately and outside a subtotal of operating income. In addition, only the service cost component is eligible for capitalization. The amendments in ASU 2017-07 are effective for interim and annual reporting periods beginning after December 15, 2017. Entities must use (1) a retrospective transition method to adopt the requirement for separate presentation in the income statement of service costs and other components and (2) a prospective transition method to adopt the requirement to limit the capitalization of benefit costs to the service cost component. IDACORP and Idaho Power are evaluating the impact of ASU 2017-07 on their financial statements.

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

Income Tax Expense

The following table provides a summary of income tax expense for the three months ended March 31 (in thousands):

	IDACORP		Idaho Power
	2017	2016	2017	2016
Income tax at statutory rates (federal and state)	$15,360	$11,768	$15,192	$11,809
Additional ADITC amortization	(1,875)	(500)	(1,875)	(500)
Share-based compensation	(1,559)	(1,622)	(1,530)	(1,587)
Other(1)	(5,743)	(5,279)	(5,414)	(5,054)
Income tax expense	$6,183	$4,367	$6,373	$4,668
Effective tax rate	15.7%	14.6%	16.4%	15.5%
(1) "Other" is primarily comprised of the net tax effect of Idaho Power's regulatory flow-through tax adjustments. These adjustments, which include the capitalized repairs deduction, are each listed in the rate reconciliation table in Note 2 to the consolidated financial statements included in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2016.

The increases in income tax expense for the three months ended March 31, 2017, as compared to the same period in 2016, were primarily due to greater pre-tax income, net of increased additional accumulated deferred investment tax credit (ADITC) amortization under the regulatory mechanism described in Note 3. On a net basis, Idaho Power’s estimate of its annual 2017 regulatory flow-through tax adjustments is comparable to 2016.

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

Idaho and Oregon base rates were subsequently adjusted again in 2012, in connection with Idaho Power's completion of the Langley Gulch power plant. In June 2012, the IPUC issued an order approving a $58.1 million increase in annual Idaho-jurisdiction base rate revenues, effective July 1, 2012, for inclusion of the investment and associated costs of the plant in rates. The order also provided for a $335.9 million increase in Idaho rate base. In September 2012, the OPUC issued an order approving a $3.0 million increase in annual Oregon jurisdiction base rate revenues, effective October 1, 2012, for inclusion of the investment and associated costs of the plant in Oregon rates.

In March 2014, the IPUC issued an order approving Idaho Power's application requesting an increase of approximately $106 million in the normalized or "base level" net power supply expense on a total-system basis to be used to update base rates and in the determination of the Idaho power cost adjustment (PCA) rate that became effective June 1, 2014. Approval of the order removed the Idaho-jurisdictional portion of those expenses (approximately $99 million) from collection via the PCA mechanism and instead results in collecting that portion through base rates.

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

Under the October 2014 settlement stipulation, Idaho Power recorded $1.9 million of additional ADITC amortization during the first quarter of 2017 based on its estimate of Idaho ROE for the full-year 2017. During the first quarter of 2016, Idaho Power recorded $0.5 million of additional ADITC amortization which was reversed later in 2016 as actual financial results exceeded these early estimates.

Idaho Power Cost Adjustment Mechanisms

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

In April 2017, Idaho Power filed an application with the IPUC requesting a $10.6 million net increase in PCA rates, effective for the 2017-2018 PCA collection period from June 1, 2017, to May 31, 2018. The requested net increase in PCA rates is primarily due to expected higher power supply costs resulting from new PURPA power purchase agreements and higher coal-fired generation costs and also last year’s lower-than-expected hydroelectric generation.  The requested net increase includes an offsetting $13.0 million refund of previously collected Idaho energy efficiency rider funds. As of the date of this report, the IPUC has not yet issued an order on the application. Previously, in May 2016, the IPUC issued an order approving a $17.3 million net increase in PCA rates, effective for the 2016-2017 PCA collection period from June 1, 2016 to May 31, 2017.  The requested net increase in PCA rates included the application of (a) a customer rate credit of $3.2 million for sharing with customers for the year 2015 pursuant to the terms of the October 2014 settlement stipulation described above and (b) a $4.0 million reduction due to the transfer of Idaho energy efficiency rider funds.

Idaho Fixed Cost Adjustment Mechanism

The Idaho jurisdiction fixed cost adjustment (FCA) mechanism is designed to remove Idaho Power’s financial disincentive to invest in energy efficiency programs by separating (or decoupling) the recovery of fixed costs from the variable kilowatt-hour charge and instead linking it to a set amount per customer. The FCA mechanism is adjusted each year to collect, or refund, the difference between the authorized fixed-cost recovery amount and the actual fixed costs recovered by Idaho Power during the year. In March 2017, Idaho Power filed its annual FCA update with the IPUC, requesting an increase of $6.9 million in the FCA from $28.1 million to $35.0 million, with new requested rates effective for the period from June 1, 2017 to May 31, 2018. As of the date of this report, the IPUC has not yet issued an order on the application. Previously in May 2016, the IPUC issued an order approving Idaho Power's application requesting an increase of $11.2 million in the FCA from $16.9 million to $28.1 million, with new rates effective for the period from June 1, 2016 to May 31, 2017.

Depreciation Rate Requests

In October and November 2016, Idaho Power filed applications with the IPUC and OPUC, respectively, requesting authorization to (a) accelerate depreciation for the North Valmy coal-fired power plant (Valmy Plant), to allow the plant to be fully depreciated by December 31, 2025, (b) establish a balancing account to track the incremental costs and benefits associated with the accelerated depreciation date, and (c) adjust customer rates to recover the associated incremental annual levelized revenue requirement.

On May 3, 2017, Idaho Power filed a settlement stipulation with the IPUC to resolve the issues among the parties to the Valmy Plant matter. The settlement stipulation, if approved, would provide for an increase in the Idaho jurisdictional revenue requirement of $13.3 million, effective June 1, 2017, to recover costs associated with the accelerated depreciation of existing investments for unit 1 and unit 2 at the Valmy Plant to be amortized through 2028 with an assumed Idaho Power cessation of coal-fired operations at unit 1 at the end of 2019 and unit 2 at the end of 2025. The costs also include forecasted investments for the Valmy Plant from 2017 through 2019 for unit 1, forecasted operation and maintenance costs savings, and decommissioning costs for unit 1 and unit 2. The settlement stipulation also contains provisions requiring future filings with the IPUC that may result in periodic adjustments to rates based upon prudence reviews of capital expenditures, true-ups of actual capital expenditures and decommissioning costs to forecasted costs, true-ups of operating and maintenance expense savings, and plant closure or joint ownership and operating agreement negotiations.

In October and November 2016, Idaho Power also filed applications with the IPUC and OPUC requesting approval to institute revised depreciation rates for Idaho Power's other electric plant-in-service and adjust base rates to reflect the revised depreciation rates applied to electric plant-in-service balances subject to the most recent general rate case. On May 3, 2017, Idaho Power filed a settlement stipulation with the IPUC to resolve the issues among the parties to the Idaho depreciation case. The settlement stipulation, if approved, would provide for new depreciation rates to go into effect on June 1, 2017, that would result in no required increase in Idaho jurisdictional revenue. Idaho Power expects the IPUC and the OPUC to enter final orders in both matters in 2017.

4. NOTES PAYABLE

Credit Facilities

IDACORP and Idaho Power have in place credit facilities that may be used for general corporate purposes and commercial paper backup. The terms and conditions of those credit facilities are as described in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2016.

At March 31, 2017, no loans were outstanding under either IDACORP's or Idaho Power's facilities. At March 31, 2017, Idaho Power had regulatory authority to incur up to $450 million in principal amount of short-term indebtedness at any one time outstanding. Balances (in thousands) and interest rates of IDACORP’s and Idaho Power's short-term borrowings were as follows at March 31, 2017 and December 31, 2016:

	March 31, 2017			December 31, 2016
	IDACORP	Idaho Power	Total	IDACORP	Idaho Power	Total
Commercial paper outstanding	$—	$—	$—	$—	$21,800	$21,800
Weighted-average annual interest rate	—%	—%	—%	—%	1.13%	1.13%

5. COMMON STOCK

IDACORP Common Stock

During the three months ended March 31, 2017, IDACORP granted 72,397 restricted stock unit awards to employees and 12,050 restricted stock awards to directors, but made no original issuances of shares of common stock pursuant to the IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan. As directed by IDACORP, plan administrators of the IDACORP, Inc. Dividend Reinvestment and Stock Purchase Plan and Idaho Power Company Employee Savings Plan use market purchases of IDACORP common stock, as opposed to original issuance of common stock from IDACORP, to acquire shares of IDACORP common stock for the plans. However, IDACORP may determine at any time to use original issuances of common stock under those plans.

Restrictions on Dividends

Idaho Power’s ability to pay dividends on its common stock held by IDACORP and IDACORP’s ability to pay dividends on its common stock are limited to the extent payment of such dividends would violate the covenants in their respective credit facilities or Idaho Power’s Revised Policy and Code of Conduct. A covenant under IDACORP’s credit facility and Idaho Power’s credit facility requires IDACORP and Idaho Power to maintain leverage ratios of consolidated indebtedness to consolidated total capitalization, as defined therein, of no more than 65 percent at the end of each fiscal quarter. At March 31, 2017, the leverage ratios for IDACORP and Idaho Power were 45 percent and 47 percent, respectively. Based on these restrictions, IDACORP’s and Idaho Power’s dividends were limited to $1.2 billion and $1.1 billion, respectively, at March 31, 2017. There are additional facility covenants, subject to exceptions, that prohibit or restrict the sale or disposition of property without consent and any agreements restricting dividend payments to the applicable company from any material subsidiary. At March 31, 2017, IDACORP and Idaho Power were in compliance with the financial covenants.

Idaho Power’s Revised Policy and Code of Conduct relating to transactions between and among Idaho Power, IDACORP, and other affiliates, which was approved by the IPUC in April 2008, provides that Idaho Power will not pay any dividends to IDACORP that will reduce Idaho Power’s common equity capital below 35 percent of its total adjusted capital without IPUC approval. At March 31, 2017, Idaho Power's common equity capital was 54 percent of its total adjusted capital. Further, Idaho Power must obtain approval of the OPUC before it can directly or indirectly loan funds or issue notes or give credit on its books to IDACORP.

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

6. EARNINGS PER SHARE

The table below presents the computation of IDACORP’s basic and diluted earnings per share for the three months ended March 31, 2017 and 2016 (in thousands, except for per share amounts).

	Three months ended March 31,
	2017	2016
Numerator:
Net income attributable to IDACORP, Inc.	$33,102	$25,729
Denominator:
Weighted-average common shares outstanding - basic	50,356	50,299
Effect of dilutive securities	41	38
Weighted-average common shares outstanding - diluted	50,397	50,337
Basic earnings per share	$0.66	$0.51
Diluted earnings per share	$0.66	$0.51

7. COMMITMENTS

Purchase Obligations

IDACORP's and Idaho Power's purchase obligations did not change materially, outside of the ordinary course of business, during the three months ended March 31, 2017, except that Idaho Power entered into an agreement with a biomass PURPA-qualifying facility which increased contractual payment obligations by approximately $25 million over the 20-year life of the contract.

Guarantees

Through a self-bonding mechanism, Idaho Power guarantees its portion of reclamation activities and obligations at BCC, of which IERCo owns a one-third interest. This guarantee, which is renewed annually with the Wyoming Department of Environmental Quality, was $71 million at March 31, 2017, representing IERCo's one-third share of BCC's total reclamation obligation. BCC has a reclamation trust fund set aside specifically for the purpose of paying these reclamation costs. At March 31, 2017, the current value of the reclamation trust fund was $85 million. During the three months ended March 31, 2017, the reclamation trust fund made no distributions for reclamation activity costs associated with the BCC surface mine. BCC periodically assesses the adequacy of the reclamation trust fund and its estimate of future reclamation costs. To ensure that the reclamation trust fund maintains adequate reserves, BCC has the ability to add a per-ton surcharge to coal sales, all of which are made to the Jim Bridger plant. Starting in 2010, BCC began applying a nominal surcharge to coal sales in order to maintain adequate reserves in the reclamation trust fund. Because of the existence of the fund and the ability to apply a per-ton surcharge, the estimated fair value of this guarantee is minimal.

IDACORP and Idaho Power enter into financial agreements and power purchase and sale agreements that include indemnification provisions relating to various forms of claims or liabilities that may arise from the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnification provisions cannot be reasonably estimated. IDACORP and Idaho Power periodically evaluate the likelihood of incurring costs under such indemnities based on their historical experience and the evaluation of the specific indemnities. As of March 31, 2017, management believes the likelihood is remote that IDACORP or Idaho Power would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnification obligations. Neither IDACORP nor Idaho Power has recorded any liability on their respective condensed consolidated balance sheets with respect to these indemnification obligations.

8. CONTINGENCIES

IDACORP and Idaho Power have in the past and expect in the future to become involved in various claims, controversies, disputes, and other contingent matters, some of which involve litigation and regulatory or other contested proceedings. The ultimate resolution and outcome of litigation and regulatory proceedings is inherently difficult to determine, particularly where (a) the remedies or penalties sought are indeterminate, (b) the proceedings are in the early stages or the substantive issues have not been well developed, or (c) the matters involve complex or novel legal theories or a large number of parties. In accordance with applicable accounting guidance, IDACORP and Idaho Power, as applicable, establish an accrual for legal proceedings when those matters proceed to a stage where they present loss contingencies that are both probable and reasonably estimable. If the loss contingency at issue is not both probable and reasonably estimable, IDACORP and Idaho Power do not establish an accrual and the matter will continue to be monitored for any developments that would make the loss contingency both probable and reasonably estimable. As of the date of this report, IDACORP's and Idaho Power's accruals for loss contingencies are not material to their financial statements as a whole; however, future accruals could be material in a given period. IDACORP's and Idaho Power's determination is based on currently available information, and estimates presented in financial statements and other financial disclosures involve significant judgment and may be subject to significant uncertainty. For matters that affect Idaho Power’s operations, Idaho Power intends to seek, to the extent permissible and appropriate, recovery through the ratemaking process of costs incurred.

IDACORP and Idaho Power are parties to legal claims and legal and regulatory actions and proceedings in the ordinary course of business and, as noted above, record an accrual for associated loss contingencies when they are probable and reasonably estimable. As of the date of this report, the companies believe that resolution of those matters will not have a material adverse effect on their respective consolidated financial statements. Idaho Power is also actively monitoring various pending environmental regulations and the recently issued executive orders related to environmental matters that may have a significant impact on its future operations. Given uncertainties regarding the outcome, timing, and compliance plans for these environmental matters, Idaho Power is unable to estimate the financial impact of these regulations.

9. BENEFIT PLANS

Idaho Power has a noncontributory defined benefit pension plan (pension plan) and two nonqualified defined benefit plans for certain senior management employees called the Security Plan for Senior Management Employees I and Security Plan for Senior Management Employees II (collectively, SMSP). Idaho Power also has a nonqualified defined benefit pension plan for directors that was frozen in 2002. Remaining vested benefits from that plan are included with the SMSP in the disclosures below. The benefits under the pension plan are based on years of service and the employee’s final average earnings. Idaho Power also maintains a defined benefit postretirement benefit plan (consisting of health care and death benefits) that covers all employees who were enrolled in the active-employee group plan at the time of retirement as well as their spouses and qualifying dependents. The following table shows the components of net periodic benefit costs for the pension, SMSP, and postretirement benefits plans for the three months ended March 31, 2017 and 2016 (in thousands).

	Pension Plan		SMSP		Postretirement Benefits
	2017	2016	2017	2016	2017	2016
Service cost	$8,626	$8,117	$190	$307	$289	$293
Interest cost	9,763	9,423	1,078	1,069	690	696
Expected return on plan assets	(11,388)	(10,170)	—	—	(570)	(620)
Amortization of prior service cost	7	13	32	42	7	7
Amortization of net loss	3,383	3,384	741	883	—	—
Net periodic benefit cost	10,391	10,767	2,041	2,301	416	376
Regulatory deferral of net periodic benefit cost(1)	(9,796)	(10,307)	—	—	—	—
Previously deferred pension costs recognized(1)	4,288	4,288	—	—	—	—
Net periodic benefit cost recognized for financial reporting(1)	$4,883	$4,748	$2,041	$2,301	$416	$376
 (1) Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, the Idaho portion of net periodic benefit cost is recorded as a regulatory asset and is recognized in the income statement as those costs are recovered through rates.

Idaho Power has no minimum contribution requirement to its defined benefit pension plan in 2017, and during the three months ended March 31, 2017, made no contributions. Idaho Power plans to contribute between $20 million and $40 million to its defined benefit pension plan during 2017 in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions and to mitigate the cost of being in an underfunded position. The primary impact of pension contributions is on the timing of cash flows, as the timing of cost recovery lags behind contributions.

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

The table below presents the gains and losses on derivatives not designated as hedging instruments for the three months ended March 31, 2017 and 2016 (in thousands).

		Gain/(Loss) on Derivatives Recognized in Income(1)
	Location of Realized Gain/(Loss) on Derivatives Recognized in Income	Three months ended March 31,
		2017	2016
Financial swaps	Off-system sales	$1,478	$1,446
Financial swaps	Purchased power	(447)	(13)
Financial swaps	Fuel expense	670	(2,815)
Financial swaps	Other operations and maintenance	(26)	(115)
Forward contracts	Purchased power	(1)	—
Forward contracts	Fuel expense	—	(4)
(1) Excludes unrealized gains or losses on derivatives, which are recorded on the balance sheet as regulatory assets or regulatory liabilities.

Settlement gains and losses on electricity swap contracts are recorded on the income statement in off-system sales or purchased power depending on the forecasted position being economically hedged by the derivative contract. Settlement gains and losses on contracts for natural gas are reflected in fuel expense. Settlement gains and losses on diesel derivatives are recorded in other operations and maintenance expense. See Note 11 for additional information concerning the determination of fair value for Idaho Power’s assets and liabilities from price risk management activities.

Derivative Instrument Summary

The table below presents the fair values and locations of derivative instruments not designated as hedging instruments recorded on the balance sheets and reconciles the gross amounts of derivatives recognized as assets and as liabilities to the net amounts presented in the balance sheets at March 31, 2017, and December 31, 2016 (in thousands).

		Asset Derivatives				Liability Derivatives
	Balance Sheet Location	Gross Fair Value	Amounts Offset		Net Assets	Gross Fair Value	Amounts Offset		Net Liabilities

March 31, 2017
Current:
Financial swaps	Other current assets	$2,411	$(101)		$2,310	$101	$(101)		$—
Financial swaps	Other current liabilities	320	(320)		—	662	(425)	(1)	237
Forward contracts	Other current assets	5	—		5	—	—		—
Long-term:
Financial swaps	Other assets	7	—		7	—	—		—
Financial swaps	Other liabilities	—	—		—	190	—		190
Total		$2,743	$(421)		$2,322	$953	$(526)		$427

December 31, 2016
Current:
Financial swaps	Other current assets	$8,134	$(2,183)	(2)	$5,951	$302	$(302)		$—
Total		$8,134	$(2,183)		$5,951	$302	$(302)		$—
(1) Current liability derivative amount offset includes $0.1 million of collateral receivable for the period ending March 31, 2017.
(2) Current asset derivative amount offset includes $1.9 million of collateral payable for the period ending December 31, 2016.

The table below presents the volumes of derivative commodity forward contracts and swaps outstanding at March 31, 2017 and 2016 (in thousands of units).

		March 31,
Commodity	Units	2017	2016
Electricity purchases	MWh	128	500
Electricity sales	MWh	173	18
Natural gas purchases	MMBtu	8,130	13,723
Natural gas sales	MMBtu	—	150
Diesel purchases	Gallons	885	802

Credit Risk

At March 31, 2017, Idaho Power did not have material credit risk exposure from financial instruments, including derivatives. Idaho Power monitors credit risk exposure through reviews of counterparty credit quality, corporate-wide counterparty credit exposure, and corporate-wide counterparty concentration levels. Idaho Power manages these risks by establishing credit and concentration limits on transactions with counterparties and requiring contractual guarantees, cash deposits, or letters of credit from counterparties or their affiliates, as deemed necessary. Idaho Power’s physical power contracts are commonly under Western Systems Power Pool agreements, physical gas contracts are usually under North American Energy Standards Board contracts, and financial transactions are usually under International Swaps and Derivatives Association, Inc. contracts. These contracts contain adequate assurance clauses requiring collateralization if a counterparty has debt that is downgraded below investment grade by at least one rating agency.

Credit-Contingent Features

Certain Idaho Power derivative instruments contain provisions that require Idaho Power's unsecured debt to maintain an investment grade credit rating from Moody's Investors Service and Standard & Poor's Ratings Services. If Idaho Power's

unsecured debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position at March 31, 2017, was $0.8 million. Idaho Power posted $0.1 million cash collateral related to this amount. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2017, Idaho Power would have been required to pay or post collateral to its counterparties up to an additional $1.3 million to cover the open liability positions as well as completed transactions that have not yet been paid.

11. FAIR VALUE MEASUREMENTS

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

IDACORP’s and Idaho Power’s assessment of a particular input's significance to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy. An item recorded at fair value is reclassified among levels when changes in the nature of valuation inputs cause the item to no longer meet the criteria for the level in which it was previously categorized. There were no transfers between levels or material changes in valuation techniques or inputs during the three months ended March 31, 2017.

The table below presents information about IDACORP’s and Idaho Power’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 (in thousands).

	March 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds
IDACORP	$700	$—	$—	$700	$15,000	$—	$—	$15,000
Idaho Power	40,050	—	—	40,050	29,967	—	—	29,967
Derivatives	2,317	5	—	2,322	5,951	—	—	5,951
Trading securities: Equity securities	104	—	—	104	111	—	—	111
Available-for-sale securities: Equity securities	25,599	—	—	25,599	23,908	—	—	23,908
Liabilities:
Derivatives	427	—	—	427	—	—	—	—

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

The table below presents the carrying value and estimated fair value of financial instruments that are not reported at fair value, as of March 31, 2017, and December 31, 2016, using available market information and appropriate valuation methodologies (in thousands).

	March 31, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
IDACORP
Assets:
Notes receivable(1)	$3,804	$3,804	$3,804	$3,804
Liabilities:
Long-term debt(1)	1,744,991	1,867,331	1,745,678	1,858,666
Idaho Power
Liabilities:
Long-term debt(1)	1,744,991	1,867,331	1,745,678	1,858,666
 (1) Notes receivable and long-term debt are categorized as Level 3 and Level 2, respectively, of the fair value hierarchy, as defined earlier in this Note 11.

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

12. SEGMENT INFORMATION

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

IDACORP’s other operating segments are below the quantitative and qualitative thresholds for reportable segments and are included in the "All Other" category in the table below. This category is comprised of IFS’s investments in affordable housing and historic rehabilitation projects, Ida-West’s joint venture investments in small hydroelectric generation projects, the remaining activities of IESCo, the successor to which wound down its energy marketing operations in 2003, and IDACORP’s holding company expenses.

The table below summarizes the segment information for IDACORP’s utility operations and the total of all other segments, and reconciles this information to total enterprise amounts (in thousands).

	Utility Operations	All Other	Eliminations	Consolidated Total
Three months ended March 31, 2017:
Revenues	$301,964	$580	$—	$302,544
Net income attributable to IDACORP, Inc.	32,482	620	—	33,102
Total assets as of March 31, 2017	6,178,648	74,472	(23,172)	6,229,948
Three months ended March 31, 2016:
Revenues	$280,566	$390	$—	$280,956
Net income attributable to IDACORP, Inc.	25,534	195	—	25,729

13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

The table below presents changes in components of accumulated other comprehensive income (AOCI), net of tax, during the three months ended March 31, 2017 and 2016 (in thousands). Items in parentheses indicate charges to AOCI.

	Defined Benefit Pension Items
	Three months ended March 31,
	2017	2016
Balance at beginning of period	$(20,882)	$(21,276)
Amounts reclassified out of AOCI	471	564
Balance at end of period	$(20,411)	$(20,712)

The table below presents amounts reclassified out of components of AOCI and the income statement location of those amounts reclassified during the three months ended March 31, 2017 and 2016 (in thousands). Items in parentheses indicate increases to net income.

	Amount Reclassified from AOCI
Details About AOCI	Three months ended March 31,
	2017	2016
Amortization of defined benefit pension items(1)
Prior service cost	$32	$42
Net loss	741	883
Total before tax	773	925
Tax benefit(2)	(302)	(361)
Net of tax	471	564
Total reclassification for the period	$471	$564
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
IDACORP, Inc.
Boise, Idaho

We have reviewed the accompanying condensed consolidated balance sheet of IDACORP, Inc. and subsidiaries (the “Company”) as of March 31, 2017, and the related condensed consolidated statements of income, comprehensive income, equity, and cash flows for the three-month periods ended March 31, 2017 and 2016. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of IDACORP, Inc. and subsidiaries as of December 31, 2016, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated February 23, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2016 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Boise, Idaho
May 4, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Idaho Power Company
Boise, Idaho

We have reviewed the accompanying condensed consolidated balance sheet of Idaho Power Company and subsidiary (the “Company”) as of March 31, 2017, and the related condensed consolidated statements of income, comprehensive income, and cash flows for the three-month periods ended March 31, 2017 and 2016. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Idaho Power Company and subsidiary as of December 31, 2016, and the related consolidated statements of income, comprehensive income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated February 23, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2016 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Boise, Idaho
May 4, 2017

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in this report, the general financial condition and results of operations for IDACORP, Inc. and its subsidiaries (collectively, IDACORP) and Idaho Power Company and its subsidiary (collectively, Idaho Power) are discussed. While reading the MD&A, please refer to the accompanying condensed consolidated financial statements of IDACORP and Idaho Power. Also refer to "Cautionary Note Regarding Forward-Looking Statements" in this report for important information regarding forward-looking statements made in this MD&A and elsewhere in this report. This discussion updates the MD&A included in the Annual Report on Form 10-K for the year ended December 31, 2016, and should also be read in conjunction with the information in that report. The results of operations for an interim period generally will not be indicative of results for the full year, particularly in light of the seasonality of Idaho Power's sales volumes, as discussed below.

INTRODUCTION

IDACORP is a holding company formed in 1998 whose principal operating subsidiary is Idaho Power. IDACORP’s common stock is listed and trades on the New York Stock Exchange under the trading symbol "IDA". Idaho Power is an electric utility whose rates and other matters are regulated by the Idaho Public Utility Commission (IPUC), Public Utility Commission of Oregon (OPUC), and Federal Energy Regulatory Commission (FERC). Idaho Power generates revenues and cash flows primarily from the sale and distribution of electricity to customers in its Idaho and Oregon service territories, as well as from the wholesale sale and transmission of electricity. Idaho Power experiences its highest retail energy sales during the summer irrigation and cooling season, with a lower peak in the winter that generally results from heating demand. Idaho Power’s rates are established through regulatory proceedings that affect its ability to recover its costs and the potential to earn a return on its investment.

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

EXECUTIVE OVERVIEW

Management's Outlook and Company Initiatives

In the Annual Report on Form 10-K for the year ended December 31, 2016, IDACORP's and Idaho Power's management included a brief overview of their outlook and initiatives for the companies for 2017 and beyond, under the headings "Executive Overview - Management's Outlook" and "2016 Accomplishments and 2017 Initiatives" in the MD&A. As of the date of this report, management's outlook remains consistent with that discussion. Most notably:

•
Idaho Power continues to expect positive customer growth in its service area, and continues to participate in and support state and local economic development initiatives aimed at responsible and sustainable growth. During the first three months of 2017, Idaho Power's customer count grew by approximately 1,500 customers, and for the twelve months ended March 31, 2017, the customer growth rate was 1.9 percent.

•
Idaho Power expects substantial capital investments, with expected total capital expenditures of approximately $1.5 billion over the five-year period from 2017 (including the expenditures incurred so far in 2017) through 2021.

•	Idaho Power continues to execute on three core focuses for 2017 - improving Idaho Power's core business, growing revenues, and positioning the company for the future through enhancing its brand.

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

Overview of General Factors and Trends Affecting Results of Operations and Financial Condition

IDACORP's and Idaho Power's results of operations and financial condition are affected by a number of factors, and the impact of those factors is discussed in more detail later in this MD&A. To provide context for the discussion elsewhere in this report, some of the more notable factors include the following:

•
Regulation of Rates and Cost Recovery: The price that Idaho Power is authorized to charge for its electric and transmission service is a critical factor in determining IDACORP's and Idaho Power's results of operations and financial condition. Those rates are established by state regulatory commissions and the FERC, and are intended to allow Idaho Power an opportunity to recover its expenses and earn a reasonable return on investment. Because of the significant impact of ratemaking decisions, and in pursuit of its goal of advancing a purposeful regulatory strategy, Idaho Power focuses on timely recovery of its costs through filings with the company's regulators, working to put in place innovative regulatory mechanisms, and on the prudent management of expenses and investments. Idaho Power has a regulatory settlement stipulation in Idaho that includes provisions for the amortization of additional accumulated deferred income tax credits (ADITCs) to help achieve a minimum 9.5 percent return on year-end equity in the Idaho jurisdiction (Idaho ROE). Also during 2017, Idaho Power continues to assess the need to file a general rate case in Idaho and Oregon to change base rates.

•
Economic Conditions and Loads: Economic conditions impact consumer demand for electricity and revenues, collectability of accounts, the volume of off-system sales, and the need to construct and improve infrastructure, purchase power, and implement programs to meet customer load demands. In recent years, Idaho Power has seen growth in both the number of customers in its service area—over the last 12 months customer count grew by 1.9 percent—and in employment in Idaho Power's service area, which grew by approximately 2.0 percent over the last twelve months, based on Idaho Department of Labor preliminary March 2017 data. Idaho Power expects its number of customers to continue to increase in the foreseeable future. Idaho Power has in recent years supported State of Idaho-coordinated efforts to promote economic development with an emphasis on attracting industrial and commercial customers to its service area.

Idaho Power is currently preparing its 2017 Integrated Resource Plan (IRP), Idaho Power's long-term forecast of loads and resources. The load forecast assumptions Idaho Power expects to use in the 2017 IRP are included in the table below. For comparison purposes, the analogous average annual growth rates used in the prior two IRPs are included.

	2016-2021 Period		20-Year Forecast
	Annual Growth Rate: Retail Sales (Billed MWh)	Annual Growth Rate: Annual Peak (Peak Demand)	Annual Growth Rate: Retail Sales (Billed MWh)	Annual Growth Rate: Annual Peak (Peak Demand)
2017 IRP	1.3%	1.4%	1.0%	1.4%
2015 IRP	1.1%	1.6%	1.2%	1.5%
2013 IRP	1.2%	1.6%	1.1%	1.4%

•
Rate Base Growth and Infrastructure Investment: As noted above, the rates established by the IPUC and OPUC are determined so as to provide an opportunity for Idaho Power to recover authorized operating expenses and earn a reasonable return on "rate base." Rate base is generally determined by reference to the original cost (net of accumulated depreciation) of utility plant in service, subject to various adjustments for deferred taxes and other items. Over time, rate base is increased by additions to utility plant in service and reduced by depreciation and retirement of utility plant and write-offs as authorized by the IPUC and OPUC. In recent years, Idaho Power has been pursuing significant enhancements to its utility infrastructure, including major ongoing transmission projects such as the Boardman-to-Hemingway and Gateway West projects, in an effort to ensure an adequate supply of electricity, to provide service to new customers, and to maintain system reliability. Idaho Power's existing hydroelectric and thermal generation facilities also require continuing upgrades and component replacement, and the company is undertaking a significant relicensing effort for the Hells Canyon Complex (HCC), its largest hydroelectric generation resource. Idaho Power expects to include completed capital projects in its next general rate case or, in circumstances where appropriate, a single-issue rate case for individual projects with a significant capital cost. Depending on the outcome of the regulatory process and factors such as the rate of return authorized by the IPUC and OPUC, this growth in rate base has the potential to increase Idaho Power's revenues and earnings.

•
Weather Conditions: Weather and agricultural growing conditions have a significant impact on Idaho Power's energy sales and the seasonality of those sales. Relatively low and high temperatures result in greater energy use for heating and cooling, respectively. During the agricultural growing season, which in large part occurs during the second and third quarters, irrigation customers use electricity to operate irrigation pumps, and weather conditions can impact the timing and extent of use of those pumps. Idaho Power also has tiered rates and seasonal rates, which contribute to increased revenues during higher-load periods, most notably during the third quarter of each year when overall customer demand is highest. Much of the adverse or favorable impact of weather on sales of energy to residential and small commercial customers is mitigated through the Idaho fixed cost adjustment (FCA) mechanism. Temperatures in Idaho Power's service area were below normal in the first quarter of 2017 and were significantly colder than first quarter 2016 temperatures, which increased sales volumes on a per-customer basis. The positive revenue impact of increased sales volumes was partially offset by the application of the FCA mechanism.

Further, as Idaho Power's hydroelectric facilities comprise nearly one-half of Idaho Power's nameplate generation capacity, precipitation levels impact the mix of Idaho Power's generation resources. When hydroelectric generation is reduced, Idaho Power must rely on more expensive generation sources and purchased power. When favorable hydroelectric generating conditions exist for Idaho Power, they also may exist for other Pacific Northwest hydroelectric facility operators, lowering regional wholesale market prices and impacting the revenue Idaho Power receives from off-system sales of its excess power. Much of the adverse or favorable impact of this volatility is addressed through the Idaho and Oregon power cost adjustment mechanisms. For 2017, Idaho Power expects generation from its hydroelectric resources to be in the range of 8.0 to 10.0 million MWh, compared with 20-year average annual hydroelectric generation of 7.6 million MWh. Under median water conditions, Idaho Power's hydroelectric facilities would currently provide annual generation of approximately 8.4 million MWh.

•
Mitigation of Impact of Fuel and Purchased Power Expense: In addition to hydroelectric generation, Idaho Power relies significantly on coal and natural gas to fuel its generation facilities and power purchases in the wholesale markets. Fuel costs are impacted by electricity sales volumes, the terms of contracts for fuel, Idaho Power's generation capacity, the availability of hydroelectric generation resources, transmission capacity, energy market prices, and Idaho Power's hedging program for managing fuel costs. Over the past few years, low natural gas prices have made operation of Idaho Power's natural gas power plants more economical, resulting in increased operation of those plants and decreased operation of coal-fired plants. Idaho Power is assessing the early closure of the North Valmy coal-fired power plant, of which Idaho Power owns a 50-percent interest, and in October and November 2016 filed applications with the IPUC and OPUC, respectively, requesting accelerated depreciation of the facility. Purchased power costs are impacted by the terms of contracts for purchased power, the rate of expansion of alternative energy generation sources such as wind or solar energy, and wholesale energy market prices. The Idaho and Oregon power cost adjustment mechanisms mitigate in large part the potential adverse impacts of fluctuations in power supply costs to Idaho Power.

•
Changes in legislation, regulation, and government policy as a result of the new federal administration: The federal administration's proposed changes with respect to legislation, regulation, and government policy could significantly impact IDACORP’s and Idaho Power’s businesses and the electric utility industry. Specific legislative and regulatory proposals discussed before and after the 2016 presidential and congressional elections that could have a material impact on IDACORP and Idaho Power include, but are not limited to, reform of the federal tax code, infrastructure renewal programs, modifications to public company reporting requirements, and environmental regulation. During the first three months of 2017, the new federal administration issued executive orders directed at changing or eliminating federal regulations that may affect Idaho Power's operations and environmental-related expenses, as described in "Environmental Matters" in this MD&A.

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

•
Water Management and Relicensing of the Hells Canyon Hydroelectric Project: Because of Idaho Power's reliance on stream flow in the Snake River and its tributaries, Idaho Power participates in numerous proceedings and venues that may affect its water rights, seeking to preserve the long-term availability of its rights for its hydroelectric projects. Also, Idaho Power is involved in renewing its long-term federal license for the HCC, its largest hydroelectric generation source. Given the number of parties and issues involved, Idaho Power's relicensing costs have been and will continue to be substantial. As of the date of this report, Idaho Power cannot determine the ultimate terms of, and costs associated with, any resulting long-term license.

Summary of Financial Results

The following is a summary of Idaho Power's net income, net income attributable to IDACORP, and IDACORP's earnings per diluted share for the three months ended March 31, 2017 and 2016 (in thousands, except earnings per share amounts):

	Three months ended March 31,
	2017	2016
Idaho Power net income	$32,482	$25,534
Net income attributable to IDACORP, Inc.	$33,102	$25,729
Average outstanding shares – diluted	50,397	50,337
IDACORP, Inc. earnings per diluted share	$0.66	$0.51

The table below provides a reconciliation of net income attributable to IDACORP for the three months ended March 31, 2017, from the three months ended March 31, 2016 (items are in millions and are before related income tax impact unless otherwise noted).

	Three months ended
Net income attributable to IDACORP, Inc. - March 31, 2016		$25.7
Change in Idaho Power net income:
Usage per customer, net of associated power supply costs and PCA mechanism impacts	9.1
FCA revenues	(6.1)
Changes in revenues per MWh due to customer usage	1.5
Customer growth, net of associated power supply costs and PCA mechanism impacts	2.7
Third-party use of electric property, wheeling, and other revenue	2.8
Other operating and maintenance expenses	(2.2)
Depreciation expense	(1.1)
Other changes in operating revenues and expenses, net	(0.2)
Increase in Idaho Power operating income	6.5
Earnings of unconsolidated equity-method investments	1.3
Changes in other non-operating income and expenses	0.8
Income tax expense (excluding additional ADITC amortization)	(3.1)
Additional ADITC amortization	1.4
Total increase in Idaho Power net income		6.9
Other changes (net of tax)		0.5
Net income attributable to IDACORP, Inc. - March 31, 2017		$33.1

IDACORP's net income increased $7.4 million for the first quarter of 2017 compared with the first quarter of 2016. The increase was driven primarily by a $6.9 million increase in Idaho Power's net income.
At Idaho Power, an increase in sales volumes on a per-customer basis contributed $9.1 million to operating income in the first quarter of 2017 compared with the first quarter of 2016, but was largely offset by a $6.1 million decrease in revenues from the application of the FCA mechanism. Temperatures in Idaho Power's service area were colder than normal in the first quarter of 2017 and were significantly colder than first quarter 2016 temperatures. The cold weather resulted in increased sales volumes on a per-customer basis and caused an increase in the proportion of residential sales in higher rate categories under Idaho Power's tiered rate structure. These higher tiered rates drove a $1.5 million increase in operating income. Customer growth drove higher sales volumes, lifting operating income by $2.7 million, as the number of Idaho Power customers grew by 1.9 percent over the prior twelve months. In addition to these changes in general business revenues, Idaho Power benefited from a $2.8 million increase in third-party use of electric property, wheeling, and other revenue due to a new long-term wheeling agreement as well as an increase in Idaho Power's Open Access Transmission Tariff (OATT) rates, which was effective in October 2016.

Partly offsetting these increases, other operating and maintenance (O&M) expenses were $2.2 million higher, compared with the same period in the prior year. Weather affected the timing and amount of certain operating and maintenance expenses during the quarter.
The increase in income tax expense was principally the result of higher income before income taxes, partially offset by an increase in additional ADITC amortization. Based on Idaho Power's current expectations of full-year 2017 results, Idaho Power recorded $1.9 million of additional ADITC amortization under its Idaho regulatory settlement stipulation during the first quarter of 2017 compared with $0.5 million in first quarter of 2016. Idaho Power currently expects to use less than $10 million of additional ADITC for the full-year 2017.
RESULTS OF OPERATIONS

This section of MD&A takes a closer look at the significant factors that affected IDACORP’s and Idaho Power’s earnings during the three months ended March 31, 2017. In this analysis, the results for the three months ended March 31, 2017, are compared with the same period in 2016.

Utility Operations

The table below presents Idaho Power’s energy sales and supply (in thousands of MWh) for the three months ended March 31, 2017 and 2016.

	Three months ended March 31,
	2017	2016
General business sales	3,408	3,165
Off-system sales	754	507
Total energy sales	4,162	3,672
Hydroelectric generation	2,362	1,847
Coal generation	837	776
Natural gas and other generation	331	516
Total system generation	3,530	3,139
Purchased power	907	815
Line losses	(275)	(282)
Total energy supply	4,162	3,672

Sales Volume and Generation: In the first three months of 2017, general business sales volumes increased 0.2 million MWh, or 8 percent, compared with the same period in the prior year. The sales increase was due primarily to colder weather in the first three months of 2017 compared with the first three months of 2016, which increased the use of electricity for heating purposes. Heating degree days were 18 percent higher in the first three months of 2017 compared with the first three months of 2016, and 4 percent above normal for the first quarter of 2017. In addition to usage, customer growth contributed to increased sales volumes in 2017 compared with 2016, with the number of Idaho Power's customers growing by approximately 1.9 percent over the prior twelve months.

Off-system sales volumes increased 0.2 million MWh, or 49 percent, during the first quarter of 2017 compared with the first quarter of 2016. For the three months ended March 31, 2017, hydroelectric generation comprised 67 percent of Idaho Power's total system generation, compared with 59 percent for the three months ended March 31, 2016. Generation from Idaho Power's hydroelectric plants increased in the first quarter of 2017 compared with the same period in 2016 due to significantly greater precipitation in 2017. Precipitation in Boise, Idaho (measured in inches) was 138 percent higher in the first quarter of 2017 compared with the first quarter of 2016, and 201 percent of normal for the first quarter of 2017. For 2017, Idaho Power estimates annual generation from its hydroelectric facilities will be between 8.0 million MWh and 10.0 million MWh. An increase in output from hydroelectric resources throughout the region increased surplus power available for sale and decreased wholesale power sales prices approximately 21 percent, partially offsetting the revenue benefit of the increase in sales volumes.

The financial impacts of fluctuations in off-system sales, purchased power, fuel expense, and other power supply-related expenses are addressed in Idaho Power's Idaho and Oregon power cost adjustment mechanisms, which are described later in this MD&A.

General Business Revenues: The table below presents Idaho Power’s general business revenues (in thousands) and MWh sales volumes (in thousands) for the three months ended March 31, 2017 and 2016, and the number of customers as of March 31, 2017 and 2016.

	Three months ended March 31,
	2017	2016
Revenue
Residential	$152,155	$141,113
Commercial	74,278	71,250
Industrial	45,458	42,697
Irrigation	925	904
Total	272,816	255,964
Deferred revenue related to HCC relicensing AFUDC(1)	(2,584)	(2,584)
Total general business revenues	$270,232	$253,380
Volume of Sales (MWh)
Residential	1,541	1,388
Commercial	1,027	975
Industrial	830	792
Irrigation	10	10
Total MWh sales	3,408	3,165
Number of customers at period end
Residential	445,808	437,085
Commercial	69,485	68,460
Industrial	121	119
Irrigation	20,634	20,317
Total customers	536,048	525,981
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

Changes in rates, changes in customer demand, and changes in FCA revenues are the primary reasons for fluctuations in general business revenue from period to period. The primary influences on customer demand for electricity are weather and economic conditions. Extreme temperatures increase sales to customers who use electricity for cooling and heating, while moderate temperatures decrease sales. Precipitation levels and the timing of precipitation during the agricultural growing season also affect sales to customers who use electricity to operate irrigation pumps. Rates are also seasonally adjusted, providing for higher rates during peak load periods, and residential customer rates are tiered, providing for higher rates based on higher levels of usage. The seasonal and tiered rate structures contribute to seasonal fluctuations in revenues and earnings. For purposes of illustration, Boise, Idaho weather-related information for the three months ended March 31, 2017 and 2016, is presented in the table that follows.

	Three months ended March 31,
	2017	2016	Normal (2)
Heating degree-days(1)	2,591	2,189	2,480
Cooling degree-days(1)	—	—	—
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
(2) Normal heating degree-days and cooling degree-days elements are, by convention, the arithmetic mean of the elements computed over 30 consecutive years. The normal amounts are the sum of the monthly normal amounts. These normal amounts are computed by the National Oceanic and Atmospheric Administration.

General business revenues increased $16.9 million for the three months ended March 31, 2017, compared with the same period in 2016. Factors affecting general business revenues during the period are discussed below.

•
Rates: Rate changes increased general business revenue by $2.4 million for the three months ended March 31, 2017 compared with the same period in 2016. Colder temperatures caused an increase in the proportion of residential sales in higher rate categories under Idaho Power's tiered rate structure. Also, the customer rates include recovery of the prior-year power cost adjustment deferral, which increased revenue $1.5 million in the first quarter of 2017 compared with the same period in 2016. The recovery of the prior-year power cost adjustment deferral in rates has no effect on operating income as it is amortized into expense in the same period it is recovered through rates.

•
Customers: Customer growth increased general business revenue by $4.1 million compared with the first quarter of 2016. Total customers increased 1.9 percent during the twelve months ended March 31, 2017.

•
Usage: Higher usage (on a per customer basis), primarily by residential and industrial customers, increased general business revenue by $16.5 million for the first quarter of 2017 when compared with the first quarter of 2016. Increased usage was primarily the result of the additional number of heating degree-days in the first quarter of 2017 when compared with the same period in 2016, as noted in the table above.

•
FCA Revenue: Partially offsetting higher usage per customer, the Idaho FCA mechanism decreased revenues by $6.1 million for the three months ended March 31, 2017 compared with the same period in 2016. Idaho Power accrued $5.2 million of FCA revenues for the three months ended March 31, 2017, compared with $11.3 million in the same period in 2016.

Off-System Sales: Off-system sales consist primarily of long-term sales contracts and opportunity sales of surplus system energy. The table below presents Idaho Power’s off-system sales for the three months ended March 31, 2017 and 2016 (in thousands, except for per MWh amounts).

	Three months ended March 31,
	2017	2016
Revenue	$10,800	$9,151
MWh sold	754	507
Revenue per MWh	$14.32	$18.05

In the first quarter of 2017, off-system sales revenue increased by $1.6 million, or 18 percent, compared with the same period in 2016. Off-system sales volumes increased 49 percent for the first three months of 2017 compared with the same period in 2016 as generation from Idaho Power's hydroelectric plants increased due to significantly greater precipitation in 2017. The average price of off-system sales for the first quarter of 2017 was 21 percent lower compared with the same period in 2016 due to an increase in output from hydroelectric resources and additional output from new wind and solar projects throughout the region increasing surplus power available for sale and decreasing wholesale power market prices.

Other Revenues: The table below presents the components of other revenues for the three months ended March 31, 2017 and 2016 (in thousands).

	Three months ended March 31,
	2017	2016
Transmission services and other	$14,605	$11,784
Energy efficiency	6,327	6,251
Total other revenues	$20,932	$18,035

Other revenues increased $2.9 million, or 16 percent, in the first quarter of 2017, compared with the same period in 2016. The increase was the result of long-term wheeling agreement as well as an increase in Idaho Power's OATT rates, which was effective in October 2016.

Most energy efficiency activities are funded through a rider mechanism on customer bills. Energy efficiency program expenditures funded through the rider are reported as an operating expense with an equal amount of revenues recorded in other revenues, resulting in no net impact on earnings. The cumulative variance between expenditures and amounts collected through the rider is recorded as a regulatory asset or liability pending future collection from, or obligation to, customers. A liability balance indicates that Idaho Power has collected more than it has spent and an asset balance indicates that Idaho Power has spent more than it has collected. At March 31, 2017, Idaho Power's energy efficiency rider balances were a $15.0 million regulatory liability in the Idaho jurisdiction and a $5.5 million regulatory asset in the Oregon jurisdiction. As described in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements in this report, the requested net increase in PCA rates, effective for the 2017-2018 PCA collection period from June 1, 2017, to May 31, 2018, included a $13.0 million refund of previously collected Idaho energy efficiency rider funds.

Purchased Power: The table below presents Idaho Power’s purchased power expenses and volumes for the three months ended March 31, 2017 and 2016 (in thousands, except for per MWh amounts).

	Three months ended March 31,
	2017	2016
Expense
PURPA contracts	$30,840	$34,255
Other purchased power (including wheeling)	18,276	13,860
Total purchased power expense	$49,116	$48,115
MWh purchased
PURPA contracts	519	554
Other purchased power	388	261
Total MWh purchased	907	815
Cost per MWh from PURPA contracts	$59.42	$61.83
Cost per MWh from other sources	$47.10	$53.10
Weighted average - all sources	$54.15	$59.04

Purchased power expense increased $1.0 million, or 2 percent, in the first quarter of 2017 compared with the same period in 2016. The increase for the first quarter of 2017 was due to an 11 percent increase in MWh purchased, offset partially by an 8 percent decrease in costs per MWh.

Idaho Power is required by federal law to purchase power from some PURPA generation projects at a specified price regardless of the then-current load demand or wholesale energy market prices. The intermittent, non-dispatchable nature of most PURPA generation increases the likelihood that Idaho Power will at times be required to reduce output from its lower-cost hydroelectric and fossil fuel-fired generation resources and may be required to sell its excess power in the wholesale power market at a significant loss. The other purchased power cost per MWh often exceeds the off-system sales revenue per MWh because Idaho Power generally needs to purchase more power during heavy load periods than during light load periods, and conversely has less energy available for off-system sales during heavy load periods than light load periods. Market energy prices are typically higher during heavy load periods than during light load periods. Also, in accordance with Idaho Power's risk management policy, Idaho Power may purchase or sell energy several months in advance of anticipated delivery. The regional energy market price is dynamic and additional energy purchase or sale transactions that Idaho Power makes at current market prices may be noticeably different than the advance purchase or sale transaction prices. Most of the non-PURPA purchased power and substantially all of the PURPA power purchase costs are recovered through base rates and Idaho Power's power cost adjustment mechanisms.

Fuel Expense: The table below presents Idaho Power’s fuel expenses and generation at its thermal generating plants for the three months ended March 31, 2017 and 2016 (in thousands, except for per MWh amounts).

	Three months ended March 31,
	2017	2016
Expense
Coal	$27,856	$23,665
Natural gas(1)	8,396	12,099
Total fuel expense	$36,252	$35,764
MWh generated
Coal	837	776
Natural gas(1)	331	516
Total MWh generated	1,168	1,292
Cost per MWh - Coal	$33.28	$30.50
Cost per MWh - Natural gas	$25.37	$23.45
Weighted average, all sources	$31.04	$27.68
(1)Includes a negligible amount of expense and generation related to the Salmon diesel-fired generation plant.

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

Fuel expense increased $0.5 million, or 1 percent, in the first quarter of 2017 compared with the same period in 2016. Natural gas, coal and other thermal costs were higher primarily due to increased price per MWh.

Power Cost Adjustment Mechanisms: Idaho Power's power supply costs (primarily purchased power and fuel expense, less off-system sales) can vary significantly from year to year. Volatility of power supply costs arises from factors such as weather conditions, wholesale market prices, and volumes of power purchased and sold in the wholesale markets, Idaho Power's hydroelectric and thermal generation volumes and fuel costs, generation plant availability, and retail loads. To address the volatility of power supply costs, Idaho Power's power cost adjustment mechanisms in the Idaho and Oregon jurisdictions allow Idaho Power to recover from or refund to customers most of the fluctuations in power supply costs. The Idaho jurisdiction power cost adjustment (PCA) includes a cost or benefit sharing ratio that allocates the deviations in net power supply expenses between customers (95 percent) and Idaho Power (5 percent), with the exception of PURPA power purchases and demand response program incentives, which are allocated 100 percent to customers. The Idaho deferral period, or PCA year, runs from April 1 through March 31. Amounts deferred during the PCA year are primarily recovered or refunded during the subsequent June 1 through May 31 period. Because of the power cost adjustment mechanisms, the primary financial impacts of power supply cost variations is that cash is paid out but recovery from customers does not occur until a future period, or cash that is collected is refunded to customers in a future period, resulting in fluctuations in operating cash flows from year to year.

The table that follows presents the components of the Idaho and Oregon power cost adjustment mechanisms for the three months ended March 31, 2017 and 2016 (in thousands).

	Three months ended March 31,
	2017	2016
Idaho power supply cost accrual	$13,863	$5,295
Amortization of prior year authorized balances	9,624	8,059
Total power cost adjustment expense	$23,487	$13,354

The power supply accruals represent the portion of the power supply cost fluctuations accrued under the power cost adjustment mechanisms. When actual power supply costs are lower than the amount forecasted in power cost adjustment rates, which was the case for all periods presented, most of the difference is accrued. The amortization of the prior year’s balances represents the offset to the amounts being collected or refunded in the current power cost adjustment year that were deferred or accrued in the prior power cost adjustment year (the true-up component of the power cost adjustment).

Other O&M Expenses: Other O&M expense increased $2.2 million, or 3 percent, in the first quarter of 2017 compared with the first quarter of 2016. Weather affected the timing and amount of certain operating and maintenance expenses during the quarter.

Income Taxes

IDACORP's and Idaho Power's income tax expense for the three months ended March 31, 2017, when compared with the same period in 2016, increased $1.8 million and $1.7 million, respectively, primarily as a result of greater pre-tax income, net of increased additional ADITC amortization under the regulatory mechanism described in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements in this report. For information relating to IDACORP's and Idaho Power's computation of income tax expense and estimated annual effective tax rate, see Note 2 - "Income Taxes" to the condensed consolidated financial statements included in this report.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Idaho Power has been pursuing significant enhancements to its utility infrastructure in an effort to ensure an adequate supply of electricity, to provide service to new customers, and to maintain system reliability. Idaho Power's existing hydroelectric and thermal generation facilities also require continuing upgrades and component replacement. Idaho Power expects these substantial capital expenditures to continue, with expected total capital expenditures of approximately $1.5 billion over the five-year period from 2017 (including expenditures incurred to-date in 2017) through 2021.

Idaho Power funds its liquidity needs for capital expenditures through cash flows from operations, debt offerings, commercial paper markets, credit facilities, and capital contributions from IDACORP. Idaho Power periodically files for rate adjustments for recovery of operating costs and capital investments to provide the opportunity to align Idaho Power's earned returns with those allowed by regulators. Idaho Power uses operating and capital budgets to control operating costs and capital expenditures. During the first three months of 2017, Idaho Power continued its efforts to optimize operations, control costs, and generate operating cash inflows to meet operating expenditures, contribute to capital expenditure requirements, and pay dividends to shareholders.

As of April 28, 2017, IDACORP's and Idaho Power's access to debt, equity, and credit arrangements included:

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

IDACORP and Idaho Power monitor capital markets with a view toward opportunistic debt and equity transactions, taking into account current and potential future long-term needs. As a result, IDACORP may issue debt securities or common stock, and Idaho Power may issue debt securities or first mortgage bonds, if the companies believe terms available in the capital markets are favorable and that issuances would be financially prudent.

Based on planned capital expenditures and operating and maintenance expenses, the companies believe they will be able to meet capital and debt service requirements and fund corporate expenses during at least the next twelve months with a combination of existing cash, operating cash flows generated by Idaho Power's utility business, availability under existing credit facilities, and access to commercial paper and debt markets.

IDACORP and Idaho Power seek to maintain capital structures of approximately 50 percent debt and 50 percent equity, and maintaining this ratio influences IDACORP's and Idaho Power's debt and equity issuance decisions. As of March 31, 2017, IDACORP's and Idaho Power's capital structures, as calculated for purposes of applicable debt covenants, were as follows:

	IDACORP	Idaho Power
Debt	45%	47%
Equity	55%	53%

IDACORP and Idaho Power generally maintain their cash and cash equivalents in highly liquid investments, such as U.S. Treasury Bills, money market funds, and bank deposits.

Operating Cash Flows

IDACORP’s and Idaho Power’s operating cash inflows for the three months ended March 31, 2017 were $114 million and $125 million, respectively, increases of $48 million and $57 million, respectively, compared with the same period in 2016. Significant items that affected the comparability of the companies' operating cash flows in the first three months of 2017 compared with the same period in 2016 were as follows:

•	a $7 million increase in net income;

•
changes in regulatory assets and liabilities, mostly related to the relative amounts of power supply and fixed costs deferred and collected under the Idaho power cost adjustment and FCA mechanisms, increased operating cash flows by $28 million;

•
Idaho Power received an $11 million distribution from IERCo's investment in BCC for the first three months of 2017, as compared to a $3 million distribution for the first three months of 2016. Changes in distributions from period to period are primarily driven by changes in the timing of cash needs associated with BCC;

•
a $2 million decrease from changes in deferred taxes and investment tax credits for both companies was more than offset by a $3 million increase from changes in taxes receivable for IDACORP and a $21 million increase from changes in taxes accrued for Idaho Power, combining to increase operating cash flows by $1 million and $19 million for IDACORP and Idaho Power, respectively; and

•
comparative changes in working capital balances and other assets and liabilities increased cash flows by $2 million for IDACORP and decreased cash flows by $5 million for Idaho Power, primarily related to changes in accounts receivable due to timing of payments.

Investing Cash Flows

Investing activities consist primarily of capital expenditures related to new construction and improvements to Idaho Power’s generation, transmission, and distribution facilities. IDACORP’s and Idaho Power’s net investing cash outflows for the three months ended March 31, 2017, were $74 million. Investing cash outflows for 2017 and 2016 were primarily for construction of utility infrastructure needed to address Idaho Power’s aging plant and equipment, customer growth, and environmental and regulatory compliance requirements. Idaho Power has a Rabbi trust designated to provide funding for obligations of its nonqualified defined benefit plans. In the first three months of 2017, related to activity in the Rabbi trust, Idaho Power purchased $3 million of available-for-sale securities and received $1 million of proceeds from the sales of available-for-sale securities.

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

IDACORP's and Idaho Power's financing cash outflows for the three months ended March 31, 2017, were $54 million and $51 million, respectively. In the first three months of 2017, IDACORP and Idaho Power paid cash dividends of $28 million and had a net reduction in commercial paper of $22 million.

Financing Programs and Available Liquidity

IDACORP Equity Programs: In recent years, IDACORP has entered into sales agency agreements under which IDACORP could offer and sell shares of its common stock from time to time through a third-party agent. The most recent sales agency agreement terminated in May 2016. In May 2016, IDACORP filed a shelf registration statement with the SEC, which became effective upon filing, for the potential offer and sale of an unspecified amount of shares of common stock. IDACORP has no current plans to issue equity securities other than under its equity compensation plans during 2017, and as of the date of this report, the company has not pursued the execution of a new sales agency agreement.

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

In September 2016, Idaho Power entered into a selling agency agreement with seven banks named in the agreement in connection with the potential issuance and sale from time to time of up to $500 million in aggregate principal amount of first mortgage bonds, secured medium term notes, Series K (Series K Notes), under Idaho Power’s Indenture of Mortgage and Deed of Trust, dated as of October 1, 1937, as amended and supplemented (Indenture). At the same time, Idaho Power entered into the Forty-eighth Supplemental Indenture, dated as of September 1, 2016, to the Indenture (Forty-eighth Supplemental Indenture). The Forty-eighth Supplemental Indenture provides for, among other items, (a) the issuance of up to $500 million in aggregate principal amount of Series K Notes pursuant to the Indenture and (b) the increase of the maximum amount of obligations to be secured by the Indenture to $2.5 billion (which maximum amount may be further increased or decreased by Idaho Power without the consent of the holders of first mortgage bonds). As of the date of this report, Idaho Power had not sold any first mortgage bonds, including Series K Notes, or debt securities under the selling agency agreement.

The Indenture limits the amount of first mortgage bonds at any one time outstanding to $2.5 billion, and as a result the maximum amount of additional first mortgage bonds Idaho Power could issue as of March 31, 2017 was limited to approximately $759 million. Separately, the Indenture also limits the amount of additional first mortgage bonds that Idaho Power may issue to the sum of (a) the principal amount of retired first mortgage bonds and (b) 60 percent of total unfunded property additions, as defined in the Indenture. As of March 31, 2017, Idaho Power could issue approximately $1.7 billion of additional first mortgage bonds based on retired first mortgage bonds and total unfunded property additions.

IDACORP and Idaho Power Credit Facilities: In November 2015, IDACORP and Idaho Power entered into Credit Agreements for $100 million and $300 million credit facilities, respectively, replacing prior credit agreements. Each of the credit facilities may be used for general corporate purposes and commercial paper back-up. IDACORP's facility permits borrowings under a revolving line of credit of up to $100 million at any one time outstanding, including swingline loans not to exceed $10 million at any time and letters of credit not to exceed $50 million at any time. IDACORP's facility may be increased, subject to specified conditions, to $150 million. Idaho Power's facility permits borrowings through the issuance of loans and standby letters of credit of up to $300 million at any one time outstanding, including swingline loans not to exceed $30 million at any one time and letters of credit not to exceed $100 million at any one time outstanding. Idaho Power's facility may be increased, subject to specified conditions, to $450 million. While the credit facilities currently provide for a maturity date of November 5, 2021, the credit agreements grant IDACORP and Idaho Power the right to request an additional one-year extension, subject to certain conditions. Other terms and conditions of the credit facilities are described in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2016, in Part II, Item 7 - "MD&A - Liquidity and Capital Resources."

Each facility contains a covenant requiring each company to maintain a leverage ratio of consolidated indebtedness to consolidated total capitalization equal to or less than 65 percent as of the end of each fiscal quarter. In determining the leverage ratio, "consolidated indebtedness" broadly includes all indebtedness of the respective borrower and its subsidiaries, including, in some instances, indebtedness evidenced by certain hybrid securities (as defined in the credit agreement). "Consolidated total capitalization" is calculated as the sum of all consolidated indebtedness, consolidated stockholders' equity of the borrower and its subsidiaries, and the aggregate value of outstanding hybrid securities. At March 31, 2017, the leverage ratios for IDACORP and Idaho Power were 45 percent and 47 percent, respectively. IDACORP's and Idaho Power's ability to utilize the credit facilities is conditioned upon their continued compliance with the leverage ratio covenants included in the credit facilities. There are additional covenants, subject to exceptions, that prohibit certain mergers, acquisitions, and investments, restrict the creation of certain liens, and prohibit entering into any agreements restricting dividend payments from any material subsidiary. At March 31, 2017, IDACORP and Idaho Power believe they were in compliance with all facility covenants. Further, IDACORP and Idaho Power do not believe they will be in violation or breach of their respective debt covenants during 2017.

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

Available Short-Term Borrowing Liquidity

The table below outlines available short-term borrowing liquidity as of the dates specified (in thousands).

	March 31, 2017		December 31, 2016
	IDACORP(2)	Idaho Power	IDACORP(2)	Idaho Power
Revolving credit facility	$100,000	$300,000	$100,000	$300,000
Commercial paper outstanding	—	—	—	(21,800)
Identified for other use(1)	—	(24,245)	—	(24,245)
Net balance available	$100,000	$275,755	$100,000	$253,955
(1) Port of Morrow and American Falls bonds that Idaho Power could be required to purchase prior to maturity under the optional or mandatory purchase provisions of the bonds, if the remarketing agent for the bonds is unable to sell the bonds to third parties.
(2) Holding company only.

At April 28, 2017, IDACORP and Idaho Power had no loans outstanding under their credit facilities and no commercial paper outstanding. The table below presents additional information about short-term commercial paper borrowing during the three months ended March 31, 2017 (in thousands).

	Three months ended
	March 31, 2017
	IDACORP(1)	Idaho Power
Commercial paper:
Period end:
Amount outstanding	$—	$—
Weighted average interest rate	—%	—%
Daily average amount outstanding during the period	$—	$3,402
Weighted average interest rate during the period	—%	1.12%
Maximum month-end balance	$—	$—
(1) Holding company only.

Impact of Credit Ratings on Liquidity and Collateral Obligations

IDACORP’s and Idaho Power’s access to capital markets, including the commercial paper market, and their respective financing costs in those markets, depend in part on their respective credit ratings. There have been no changes to IDACORP's or Idaho Power's ratings or ratings outlook by Standard & Poor’s Ratings Services or Moody’s Investors Service from those included in the companies' Annual Report on Form 10-K for the year ended December 31, 2016. However, any rating can be revised upward or downward or withdrawn at any time by a rating agency if it decides that the circumstances warrant the change.

Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties. As of March 31, 2017, Idaho Power had posted $0.1 million performance assurance collateral related to these contracts. Should Idaho Power experience a reduction in its credit rating on its unsecured debt to below investment grade, Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral, and counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions. Based upon Idaho Power’s current energy and fuel portfolio and market conditions as of March 31, 2017, the amount of additional collateral that could be requested upon a downgrade to below investment grade is approximately $2.3 million. To minimize capital requirements, Idaho Power actively monitors its portfolio exposure and the potential exposure to additional requests for performance assurance collateral through sensitivity analysis.

Capital Requirements

Idaho Power's construction expenditures, excluding allowance for funds used during construction (AFUDC), were $72 million during the three months ended March 31, 2017. The table below presents Idaho Power's expected cash requirements for construction, excluding AFUDC, for 2017 (including amounts incurred to-date) through 2021 (in millions).

	2017	2018	2019-2021
Expected capital expenditures (excluding AFUDC)	$290-300	$285-295	$900-950

Major Infrastructure Projects: Idaho Power is engaged in the development of a number of significant projects and has entered into arrangements with third parties concerning joint infrastructure development. The discussion below provides a summary of developments in certain of those projects since the discussion of these matters included in Part II, Item 7 - "MD&A - Capital Requirements" in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2016. The discussion below should be read in conjunction with that report.

Boardman-to-Hemingway Transmission Line: The Boardman-to-Hemingway line, a proposed 300-mile, 500-kV transmission project between a station near Boardman, Oregon and the Hemingway station near Boise, Idaho, would provide transmission service to meet future resource needs. In January 2012, Idaho Power entered into a joint funding agreement with PacifiCorp and the Bonneville Power Administration to pursue permitting of the project. The joint funding agreement provides that Idaho Power's interest in the permitting phase of the project would be approximately 21 percent, and that during future negotiations relating to construction of the transmission line Idaho Power would seek to retain that percentage interest in the completed project. Assuming both other participants fund their full share of the total cost of the permitting phase of the project, Idaho Power's estimated share of the cost of the permitting phase of the project is approximately $45 million, including Idaho Power's AFUDC. Total cost estimates for the project are between $1.0 billion and $1.2 billion, including Idaho Power's AFUDC. This cost estimate excludes the impacts of inflation and price changes of materials and labor resources that may occur following the date of the estimate. Idaho Power's share of the permitting phase of the project (excluding AFUDC) is included in the capital requirements table above in addition to approximately $45 million of Idaho Power's share of costs related to early construction efforts primarily included in the periods 2019-2021. These preliminary estimates of Idaho Power’s share of early construction costs could significantly change as the construction timeline nears and as the project participants further align on future activities and estimates.

Approximately $89 million, including AFUDC, has been expended on the Boardman-to-Hemingway project through March 31, 2017. Pursuant to the terms of the joint funding arrangements, Idaho Power has received approximately $43 million of that amount as reimbursement from the project participants as of March 31, 2017. Idaho Power has accrued in receivables approximately $17 million more that will be billed by Idaho Power in the future to the project participants for expenses Idaho Power has incurred, for a total amount reimbursable by joint permitting participants of $60 million. In addition to the $60 million amount, $6 million is subject to reimbursement at a later date from the joint permitting participants, assuming their continued participation in the project, for expenses Idaho Power incurred prior to execution of the joint funding arrangements. Joint permitting participants are obligated to reimburse Idaho Power for their share of any future project permitting expenditures incurred by Idaho Power.

The permitting phase of the Boardman-to-Hemingway project is subject to federal review and approval by the U.S. Bureau of Land Management (BLM), the U.S. Forest Service, the Department of the Navy, the Army Corps of Engineers, and certain other federal agencies. The BLM, as the lead federal agency on the National Environmental Policy Act review, issued a final environmental impact statement (EIS) for the project in November 2016. As of the date of this report, the BLM's schedule provides for the issuance of a record of decision in 2017.

In the separate Oregon state permitting process, Idaho Power expects its amended preliminary application for site certificate to be deemed complete by the Oregon Department of Energy in 2017. Idaho Power is unable to determine an in-service date for the line but, given the status of ongoing permitting activities, expects the in-service date would be in 2024 or beyond.

Gateway West Transmission Line: Idaho Power and PacifiCorp are pursuing the joint development of the Gateway West project, a 500-kV transmission project between a station located near Douglas, Wyoming and the Hemingway station located near Boise, Idaho. In January 2012, Idaho Power and PacifiCorp entered a joint funding agreement for permitting of the project. Idaho Power's estimated cost for the permitting phase of the Gateway West project is approximately $60 million, including AFUDC. Idaho Power has expended approximately $33 million, including AFUDC, on the permitting phase of the project through March 31, 2017. As of the date of this report, Idaho Power estimates the total cost for its share of the project (including both permitting and construction) to be between $200 million and $400 million, including AFUDC. Idaho Power's share of the permitting phase of the project (excluding AFUDC) is included in the capital requirements table above in addition to approximately $35 million of Idaho Power's share of costs related to early construction efforts primarily in the periods 2019-2021. These preliminary estimates of Idaho Power’s share of early construction costs could significantly change as the construction timeline nears and as the project participants further align on future activities and estimates.

The permitting phase of the Gateway West project is subject to review and approval of the BLM. The BLM released its record of decision in November 2013 for eight of the ten transmission line segments. In September 2016, the U.S. Department of Interior Board of Land Appeals (IBLA) affirmed the BLM's November 2013 record of decision, which was challenged by certain third-parties. In January 2017, the BLM released its record of decision for the remaining two transmission line segments, which was appealed to the IBLA in February 2017 by the state of Idaho and other third parties. In April 2017, the IBLA issued an order setting aside the BLM's January 2017 record of decision and remanding the matter related to the remaining two transmission line segments to the BLM for further consideration.

Furthermore, in March 2017, a legislative bill was introduced in the U.S. House of Representatives (HR 1728), to modify the boundaries of the Morley Nelson Snake River Birds of Prey National Conservation Area and issue the project a right-of-way across BLM land. The routes set forth in HR 1728 align with the routes supported by the state of Idaho and the project proponents.

Defined Benefit Pension Plan Contributions

Idaho Power estimates that it has no minimum contribution requirement for 2017, though it plans to contribute between $20 million and $40 million during 2017 to its defined benefit pension plan in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions and to mitigate the cost of being in an underfunded position. The primary impact of pension contributions is on the timing of cash flows, as the timing of cost recovery lags behind contributions.

Contractual Obligations

During the three months ended March 31, 2017, IDACORP's and Idaho Power's contractual obligations, outside the ordinary course of business, did not change materially from the amounts disclosed in their Annual Report on Form 10-K for the year ended December 31, 2016, except that Idaho Power entered into an agreement with a biomass PURPA-qualifying facility which increased Idaho Power's contractual payment obligations by approximately $25 million over the 20-year life of the contract.

Off-Balance Sheet Arrangements

IDACORP's and Idaho Power's off-balance sheet arrangements have not changed materially from those reported in MD&A in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2016.

REGULATORY MATTERS

Introduction

Idaho Power's development of regulatory filings takes into consideration short-term and long-term needs for rate relief and involves several factors that can affect the timing of rate filings. These factors include, among others, in-service dates of major capital investments, the timing of changes in major revenue and expense items, and customer growth rates. Idaho Power's most recent general rate cases in Idaho and Oregon were filed during 2011, and Idaho Power filed a large single-issue rate case for the Langley Gulch power plant in Idaho and Oregon in 2012. These significant rate cases resulted in the resetting of base rates in both Idaho and Oregon during 2012. Idaho Power also reset its base-rate power supply expenses in the Idaho jurisdiction for purposes of updating the collection of costs through retail rates in 2014, but without a resulting net increase in rates. Between general rate cases, Idaho Power relies upon customer growth, power cost adjustment mechanisms, tariff riders, and other mechanisms to reduce the impact of regulatory lag, which refers to the period of time between making an investment or incurring an expense and recovering that investment or expense and earning a return. Management's regulatory focus in recent years has been largely on regulatory settlement stipulations and the design of rate mechanisms. Idaho Power continues to assess the need and timing of filing a general rate case in its two retail jurisdictions, based on its consideration of factors such as those described above.

The outcomes of significant proceedings are described in part in this report and further in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2016. In addition to the discussion below, which includes notable regulatory developments since the discussion of these matters in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2016, refer to Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report for additional information relating to Idaho Power's regulatory matters and recent regulatory filings and orders.

Notable Retail Rate Changes During 2017

During 2017 to-date, Idaho Power has filed rate change applications in notable pending regulatory matters summarized in the table below.

Description	Status	Estimated Rate Impact(1)	Notes
Power Cost Adjustment Mechanism - Idaho	Filed April 14, 2017; Pending	$10.6 million PCA increase for the period from June 1, 2017 to May 31, 2018
The potential revenue impact of rate increases and decreases associated with the Idaho PCA mechanism is largely offset by associated increases and decreases in actual power supply costs and amortization of deferred power supply costs.

Fixed Cost Adjustment Mechanism - Idaho	Filed March 15, 2017; Pending	$6.9 million FCA increase for the period from June 1, 2017 to May 31, 2018
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

Idaho Power recorded $1.9 million of additional ADITC amortization during the first three months of 2017 based on its estimate of Idaho ROE for the full-year 2017. Idaho Power currently estimates that it will record less than $10 million of additional ADITC amortization for the full year 2017.

Change in Deferred Net Power Supply Costs and the Power Cost Adjustment Mechanisms

Deferred power supply costs represent certain differences between Idaho Power's actual net power supply costs and the costs included in its retail rates, the latter being based on annual forecasts of power supply costs. Deferred power supply costs are recorded on the balance sheets for future recovery or refund through customer rates.

The table that follows summarizes the change in deferred net power supply costs during the three months ended March 31, 2017 (in thousands).

	Idaho	Oregon(1)	Total
Balance at December 31, 2016	$53,442	$428	$53,870
Current period net power supply costs accrued	(13,863)	—	(13,863)
Prior amounts recovered through rates	(7,295)	(664)	(7,959)
SO2 allowance and renewable energy certificate sales	(798)	(2)	(800)
Interest and other	141	39	180
Balance at March 31, 2017	$31,627	$(199)	$31,428
(1) Oregon power supply cost deferrals are subject to a statute that specifically limits rate amortizations of deferred costs to six percent of gross Oregon revenue per year (approximately $3 million). Deferrals are amortized sequentially.

Idaho Power's power cost adjustment mechanisms in its Idaho and Oregon jurisdictions address the volatility of power supply costs and provide for annual adjustments to the rates charged to retail customers. The power cost adjustment mechanisms and associated financial impacts are described in "Results of Operations" in this MD&A and in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report. With the exception of power supply expenses incurred under PURPA and certain demand response program costs that are passed through to customers substantially in full, the Idaho PCA mechanism allows Idaho Power to pass through to customers 95 percent of the differences in actual net power supply expenses as compared with forecasted base net power supply expenses, whether positive or negative. Thus, the primary financial statement impact of power supply cost deferrals is that cash is paid out but recovery of those costs from customers does not occur until a future period, impacting operating cash flows from year to year.

Depreciation Rate Requests

In October and November 2016, Idaho Power filed applications with the IPUC and OPUC, respectively, requesting authorization to (a) accelerate depreciation for the North Valmy coal-fired power plant (Valmy Plant), to allow the plant to be fully depreciated by December 31, 2025, (b) establish a balancing account to track the incremental costs and benefits associated with the accelerated depreciation date, and (c) adjust customer rates to recover the associated incremental annual levelized revenue requirement. On May 3, 2017, Idaho Power filed a settlement stipulation with the IPUC to resolve the issues among the parties to the Valmy Plant matter. The settlement stipulation, if approved, would provide for an increase in the Idaho jurisdictional revenue requirement of $13.3 million, effective June 1, 2017, to recover costs associated with the accelerated depreciation of existing investments for unit 1 and unit 2 at the Valmy Plant to be amortized through 2028 with an assumed Idaho Power cessation of coal-fired operations at unit 1 at the end of 2019 and unit 2 at the end of 2025. The more specific terms and conditions of the settlement stipulation are described in Note 3 - "Regulatory Matters - Depreciation Rate Requests" to the condensed consolidated financial statements included in this report.

In October and November 2016, Idaho Power also filed applications with the IPUC and OPUC requesting approval to institute revised depreciation rates for Idaho Power's other electric plant-in-service and adjust base rates to reflect the revised depreciation rates applied to electric plant-in-service balances subject to the most recent general rate case. On May 3, 2017, Idaho Power filed a settlement stipulation with the IPUC that, if approved, would provide for new depreciation rates to go into effect on June 1, 2017, that would result in no required increase in Idaho jurisdictional revenue. Idaho Power expects the IPUC and the OPUC to enter final orders in both matters in 2017.

Renewable and Other Energy Contracts

Idaho Power has contracts for the purchase of electricity produced by third-party owned generation facilities, most of which produce energy with the use of renewable generation sources such as wind, solar, biomass, small hydroelectric and geothermal. The majority of these contracts are entered into as mandatory purchases under PURPA. As of March 31, 2017, Idaho Power had contracts to purchase energy from 128 on-line PURPA projects and one additional project expected to come on-line by June 1, 2017. An additional three contracts are with non-PURPA projects, including the Elkhorn Valley wind project with a 101 MW nameplate capacity. The following table sets forth, as of March 31, 2017, the resource type and nameplate capacity of Idaho Power's signed agreements for power purchases from PURPA and non-PURPA generating facilities. These agreements have original contract terms ranging from one to 35 years.

Resource Type	Total On-line (MW)	Under Contract but not yet On-line (MW)	Total Projects under Contract (MW)	Began Operating During 2017 (MW)
PURPA:
Wind	627	—	627	50
Solar	290	9	299	120
Hydroelectric	148	8	156	—
Other	50	5	55	—
Total	1,115	22	1,137	170
Non-PURPA:
Wind	101	—	101	—
Geothermal	35	—	35	—
Total	136	—	136	—

Relicensing of Hydroelectric Projects

In connection with Idaho Power's efforts to relicense the HCC, as described in more detail in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2016, in Part II, Item 7 - "Regulatory Matters," Idaho Power has filed water quality certification applications, required under Section 401 of the Clean Water Act (CWA), with the states of Idaho and Oregon requesting that each state certify that any discharges from the project comply with applicable state water quality standards. Section 401 of the CWA requires that a state either approve or deny a Section 401 water quality certification application within one year of the filing of the application or the state may be considered to have waived its certification authority under the CWA. As a consequence, Idaho Power has been filing and withdrawing its Section 401 certification applications with Oregon and Idaho on an annual basis while it has been working with the states to identify measures that will provide reasonable assurance that discharges from the HCC will adequately address applicable water quality standards. In the 2016 Section 401 certification application process, Oregon required Idaho Power to comply with fish passage and reintroduction conditions. Idaho's water quality certification, however, specifically forbids Idaho Power from reintroducing certain fish protected under the Endangered Species Act (ESA) into Idaho's waters. In April 2017, the governors of Oregon and Idaho jointly requested that Idaho Power withdraw and resubmit its Section 401 certification applications in both states, to allow the states additional time to negotiate a potential resolution of the disputed issues. Idaho Power subsequently withdrew its Section 401 certification applications in both states. In the joint request, the governors of Oregon and Idaho stated that they expect the states to conclude discussions by September 2017.

Costs for the relicensing of Idaho Power's hydroelectric projects are recorded in construction work in progress until new multi-year licenses are issued by the FERC, at which time the charges are transferred to electric plant in service. Idaho Power expects to seek recovery of relicensing costs through the ratemaking process. Relicensing costs of $256 million for the HCC, Idaho Power's largest hydroelectric complex and a major relicensing effort, were included in construction work in progress at March 31, 2017. As of the date of this report, the IPUC authorizes Idaho Power to include in its Idaho jurisdiction rates approximately $10.7 million of AFUDC annually relating to the HCC relicensing project. Collecting these amounts currently will reduce future collections when HCC relicensing costs are approved for recovery in base rates. As of March 31, 2017, Idaho Power's regulatory liability for collection of AFUDC relating to the HCC was $107 million. Idaho Power is unable to predict the timing of issuance of a new license for the HCC, or the financial or operational requirements of a new license. As of the date of this report, Idaho Power estimates that the annual costs it will incur to obtain a new long-term license for the HCC, including AFUDC but excluding costs expected to be incurred for complying with the license after issuance, are likely to range from $25 million to $35 million until issuance of the license. In December 2016, Idaho Power filed an application with the

IPUC requesting a determination that Idaho Power's expenditures of $220.8 million through year-end 2015 on relicensing of the HCC were prudently incurred, and thus eligible for future inclusion in retail rates. As of the date of this report, the IPUC has not yet issued an order on the application.

ENVIRONMENTAL MATTERS

Overview

Idaho Power is subject to a broad range of federal, state, regional, and local laws and regulations designed to protect, restore, and enhance the environment, including the Clean Air Act, the CWA, the Resource Conservation and Recovery Act, the Toxic Substances Control Act, the Comprehensive Environmental Response, Compensation and Liability Act, and the ESA, among other laws. Current and pending environmental legislation relates to, among other issues, climate change, greenhouse gas, mercury and other emissions, air quality, hazardous wastes, polychlorinated biphenyls, and threatened and endangered species. These laws are administered by a number of federal, state, and local agencies. In addition to imposing continuing compliance obligations and associated costs, these laws and regulations provide authority to regulators to levy substantial penalties for noncompliance, injunctive relief, and other sanctions. Idaho Power's three coal-fired power plants and three natural gas-fired combustion turbine power plants are subject to many of these regulations. Idaho Power's 17 hydroelectric projects are also subject to a number of water discharge standards and other environmental requirements.

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

Current and future environmental laws and regulations will increase the cost of operating fossil fuel-fired generation plants and constructing new generation and transmission facilities, in large part through the substantial cost of permitting activities and the required installation of additional pollution control devices. In many parts of the United States, some higher-cost, high-emission coal-fired plants have ceased operation or the plant owners have announced a near-term cessation of operation, as the cost of compliance makes the plants uneconomical to operate. The decision to agree to cease operation of the Boardman coal-fired plant, in which Idaho Power owns a 10 percent interest, by the end of 2020, was based in part on the significant future cost of compliance with environmental laws and regulations. Additionally, in light of the uncertainty resulting from pending environmental regulation and the substantial estimated cost of selective catalytic reduction equipment (SCR) installation, Idaho Power is assessing whether to move forward with the installation of SCR on units 1 and 2 at the Jim Bridger power plant. Beyond increasing costs generally, these environmental laws and regulations could affect IDACORP's and Idaho Power's results of operations and financial condition if the costs associated with these environmental requirements and early plant retirements cannot be fully recovered in rates on a timely basis. Part I - "Business - Environmental Regulation and Costs" in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2016, includes a summary of Idaho Power's expected capital and operating expenditures for environmental matters during the period from 2017 to 2019. Given the uncertainty of future environmental regulations, Idaho Power is unable to predict its environmental-related expenditures beyond that time, though they could be substantial.

A summary of notable environmental matters impacting, or expected to potentially impact, IDACORP and Idaho Power, is included in Part II, Item 7 - "MD&A - Environmental Issues" and "MD&A - Liquidity and Capital Resources - Capital Requirements - Environmental Regulation Costs" in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2016. Included below is a summary of notable developments in environmental and related issues impacting Idaho Power since the discussion in that report.

Executive Order on Environmental Matters

In March 2017, President Trump issued an executive order directing the U.S. Environmental Protection Agency (EPA) to review the Clean Power Plan (CPP), the greenhouse gas new source performance standards (GHG NSPS), and the proposed Federal Implementation Plan (FIP) for CPP and, if appropriate, to propose rules suspending, revising, or rescinding the CPP, GHG NSPS, and proposed FIP within 45 to 120 days after the date of the order. The order also directs the Secretary of the Interior to lift the moratorium on federal land for coal leasing activities and revoke certain Obama Administration directives regarding the nature and extent of mitigation required for projects on federal lands. The order also addresses other climate-related issues, including rescinding the technical support documents that estimate the social cost of carbon, rescinding the

National Environmental Policy Act guidance on greenhouse gases, and rescinding climate-related actions undertaken by the previous presidential administration, among other issues. Shortly after the orders were issued, the EPA notified each state’s governor that if any deadlines under the CPP become relevant in the future, the EPA will toll its requirement for states to comply with the regulation.

As of the date of this report and in light of these executive actions, Idaho Power believes it is unlikely that it will be required to comply with the CPP in the near term. The outcome of EPA’s review, however, in other areas covered by the executive order is more difficult to predict. Changes to or elimination of regulations may lower Idaho Power's costs of operating and maintaining fossil fuel-fired generation plants and transmission lines, due to the potential environmental infrastructure upgrades or reduction or elimination of permitting requirements. The lifting of the moratorium on federal land for coal leasing activities may also improve access to federal coal leases for BCC. The executive order and resulting federal regulations could, on the other hand, be affected by Congressional action and challenged in court. Further, state and local governmental authorities could choose to replace the federal regulations or bolster environmental compliance and enforcement efforts at the local level, and therefore, Idaho Power is uncertain whether and to what extent the order could affect its operations and environmental-related expenditures. Idaho Power plans to continue to monitor actions associated with or resulting from the executive order.

OTHER MATTERS

Critical Accounting Policies and Estimates

IDACORP's and Idaho Power's discussion and analysis of their financial condition and results of operations are based upon their condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires IDACORP and Idaho Power to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, IDACORP and Idaho Power evaluate these estimates, including those estimates related to rate regulation, retirement benefits, contingencies, litigation, asset impairment, income taxes, unbilled revenue, and bad debt. These estimates are based on historical experience and on other assumptions and factors that are believed to be reasonable under the circumstances, and are the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. IDACORP and Idaho Power, based on their ongoing reviews, make adjustments when facts and circumstances dictate.

IDACORP’s and Idaho Power’s critical accounting policies are reviewed by the audit committees of the boards of directors. These policies have not changed materially from the discussion of those policies included under "Critical Accounting Policies and Estimates" in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2016.

Recently Issued Accounting Pronouncements

For a listing of new and recently adopted accounting standards, see Note 1 - "Summary of Significant Accounting Policies" to the notes to the condensed consolidated financial statements included in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IDACORP is exposed to market risks, including changes in interest rates, changes in commodity prices, credit risk, and equity price risk. The following discussion summarizes material changes in these risks since December 31, 2016, and the financial instruments, derivative instruments, and derivative commodity instruments sensitive to changes in interest rates, commodity prices, and equity prices that were held at March 31, 2017. IDACORP has not entered into any of these market-risk-sensitive instruments for trading purposes.

Interest Rate Risk

IDACORP manages interest expense and short- and long-term liquidity through a combination of fixed rate and variable rate debt. Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly-rated financial institutions may be used to achieve the desired combination.

Variable Rate Debt: As of March 31, 2017, IDACORP had no net floating rate debt, as the carrying value of short-term investments exceeded the carrying value of outstanding variable-rate debt. The fair market value of this debt approximates the net carrying amount as the cost of borrowing is variable and approximates current market rates. Assuming no change in financial structure, if variable interest rates were to average one percentage point higher than the average rate on March 31, 2017, annual interest expense would increase and pre-tax earnings would decrease by an insignificant amount for IDACORP.

Fixed Rate Debt: As of March 31, 2017, IDACORP had $1.7 billion in fixed rate debt, with a fair market value of approximately $1.8 billion. These instruments are fixed rate and, therefore, do not expose the companies to a loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $260.6 million if market interest rates were to decline by one percentage point from their March 31, 2017 levels.

Commodity Price Risk

IDACORP's exposure to changes in commodity prices is related to Idaho Power's ongoing utility operations that produce electricity to meet the demand of its retail electric customers. These changes in commodity prices are mitigated in large part by Idaho Power's Idaho and Oregon power cost adjustment mechanisms. To supplement its generation resources and balance its supply of power with the demand of its retail customers, Idaho Power participates in the wholesale marketplace. IDACORP's commodity price risk as of March 31, 2017, had not changed materially from that reported in Item 7A of IDACORP's Annual Report on Form 10-K for the year ended December 31, 2016. Information regarding Idaho Power’s use of derivative instruments to manage commodity price risk can be found in Note 10 – "Derivative Financial Instruments" to the condensed consolidated financial statements included in this report.

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

The use of performance assurance collateral in the form of cash, letters of credit, or guarantees is common industry practice. Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties. As of March 31, 2017, Idaho Power had posted $0.1 million performance assurance collateral related to these contracts. Should Idaho Power experience a reduction in its credit rating on Idaho Power's unsecured debt to below investment grade Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral. Counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions. Based upon Idaho Power's energy and fuel portfolio and market conditions as of March 31, 2017, the amount of collateral that could be requested upon a downgrade to below investment grade was approximately $2.3 million. To minimize capital requirements, Idaho Power actively monitors the portfolio exposure and the potential exposure to additional requests for performance assurance collateral calls through sensitivity analysis.

IDACORP's credit risk related to uncollectible accounts, net of amounts reserved, as of March 31, 2017, had not changed materially from that reported in Item 7A of IDACORP's Annual Report on Form 10-K for the year ended December 31, 2016. Additional information regarding Idaho Power’s management of credit risk and credit contingent features can be found in Note 10 – "Derivative Financial Instruments" to the condensed consolidated financial statements included in this report.

Equity Price Risk

IDACORP is exposed to price fluctuations in equity markets, primarily through Idaho Power's defined benefit pension plan assets, a mine reclamation trust fund owned by an equity-method investment of Idaho Power, and other equity security investments at Idaho Power. The equity securities held by the pension plan and in such accounts are diversified to achieve broad market participation and reduce the impact of any single investment, sector, or geographic region. Idaho Power has established asset allocation targets for the pension plan holdings, which are described in Note 11 - "Benefit Plans" to the consolidated financial statements included in IDACORP's Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

IDACORP: The Chief Executive Officer and the Chief Financial Officer of IDACORP, based on their evaluation of IDACORP’s disclosure controls and procedures (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (Exchange Act)) as of March 31, 2017, have concluded that IDACORP’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective as of that date.

Idaho Power: The Chief Executive Officer and the Chief Financial Officer of Idaho Power, based on their evaluation of Idaho Power’s disclosure controls and procedures (pursuant to Rule 13a-15(b) of the Exchange Act) as of March 31, 2017, have concluded that Idaho Power’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective as of that date.

Changes in Internal Control over Financial Reporting

There have been no changes in IDACORP's or Idaho Power's internal control over financial reporting during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, IDACORP's or Idaho Power's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

The factors discussed in Part I - Item 1A - "Risk Factors" in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2016 could materially affect IDACORP’s and Idaho Power's business, financial condition, or future results. In addition to those risk factors and other risks discussed in this report, see "Cautionary Note Regarding Forward-Looking Statements" in this report for additional factors that could have a significant impact on IDACORP's or Idaho Power's operations, results of operations, or financial condition and could cause actual results to differ materially from those anticipated in forward-looking statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Restrictions on Dividends

See Note 5 - "Common Stock" to the condensed consolidated financial statements included in this report for a description of restrictions on IDACORP's and Idaho Power's payment of dividends.

Issuer Purchases of Equity Securities

During the quarter ended March 31, 2017, IDACORP effected the following repurchases of its common stock:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 - January 31, 2017	7,174	$80.55	—	—
February 1, 2017 - February 28, 2017	31,137	82.77	—	—
March 1, 2017 - March 31, 2017	90	82.96	—	—
Total	38,401	$82.36	—	—
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

IDACORP, INC.
(Registrant)

Date:	May 4, 2017	By:	/s/ Darrel T. Anderson
Darrel T. Anderson
President and Chief Executive Officer

Date:	May 4, 2017	By:	/s/ Steven R. Keen
Steven R. Keen
Senior Vice President, Chief Financial
Officer, and Treasurer

IDAHO POWER COMPANY
(Registrant)

Date:	May 4, 2017	By:	/s/ Darrel T. Anderson
Darrel T. Anderson
President and Chief Executive Officer

Date:	May 4, 2017	By:	/s/ Steven R. Keen
Steven R. Keen
Senior Vice President, Chief Financial
Officer, and Treasurer

EXHIBIT INDEX

The following exhibits are filed or furnished, as applicable, with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017:

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith

10.1[1]	Idaho Power Company Security Plan for Senior Management Employees II, as amended and restated February 9, 2017	10-K	1-14465; 1-3198	10.31	2/23/2017
10.2[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan, as amended and restated February 9, 2017	10-K	1-14465; 1-3198	10.41	2/23/2017
10.3[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Restricted Unit Award Agreement (Time Vesting)	10-K	1-14465; 1-3198	10.42	2/23/2017
10.4[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Performance Unit Award Agreement (Performance with Total Shareholder Return Goal)	10-K	1-14465; 1-3198	10.43	2/23/2017
10.5[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Performance Unit Award Agreement (Performance with Cumulative Earnings Per Share Goal)	10-K	1-14465; 1-3198	10.44	2/23/2017
10.6[1]	IDACORP, Inc. and Idaho Power Company Compensation for Non-Employee Directors of the Board of Directors, effective January 1, 2017	10-K	1-14465; 1-3198	10.51	2/23/2017
12.1	IDACORP, Inc. Computation of Ratio of Earnings to Fixed Charges and Supplemental Ratio of Earnings to Fixed Charges					X
12.2	Idaho Power Company Computation of Ratio of Earnings to Fixed Charges and Supplemental Ratio of Earnings to Fixed Charges					X
15.1	Letter Re: Unaudited Interim Financial Information					X
15.2	Letter Re: Unaudited Interim Financial Information					X
31.1	Certification of IDACORP, Inc. Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of IDACORP, Inc. Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.3	Certification of Idaho Power Company Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.4	Certification of Idaho Power Company Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of IDACORP, Inc. Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of IDACORP, Inc. Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.3	Certification of Idaho Power Company Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.4	Certification of Idaho Power Company Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
95.1	Mine Safety Disclosures					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

1 Management contract or compensatory plan or arrangement.