Form 10-Q
period 2017-06-30
IDACORP INC; IDAHO POWER CO
filed 2017-08-03
CIK 1057877, 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).
IDACORP, Inc.: Yes __ No X       Idaho Power Company: Yes __ No X

Number of shares of common stock outstanding as of July 28, 2017:
IDACORP, Inc.:        50,393,584
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to the historical information contained in this report, this report contains (and oral communications made by IDACORP, Inc. (IDACORP) and Idaho Power Company (Idaho Power) may contain) statements that relate to future events and expectations, such as statements regarding projected or future financial performance, cash flows, capital expenditures, dividends, capital structure or ratios, strategic goals, challenges, objectives, and plans for future operations. Such statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, or future events, or performance, often, but not always, through the use of words or phrases such as "anticipates," "believes," "continues," "estimates," "expects," "guidance," "intends," "potential," "plans," "predicts," "projects," "may result," "may continue," or similar expressions, are not statements of historical facts and may be forward-looking. Forward-looking statements are not guarantees of future performance and involve estimates, assumptions, risks, and uncertainties. Actual results, performance, or outcomes may differ materially from the results discussed in the statements. In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in forward-looking statements include those factors set forth in this report, IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2016, particularly Part I, Item 1A - "Risk Factors" and Part II, Item 7 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of that report, subsequent reports filed by IDACORP and Idaho Power with the U.S. Securities and Exchange Commission, and the following important factors:

•
the effect of decisions by the Idaho and Oregon public utilities commissions, the Federal Energy Regulatory Commission, and other regulators that impact Idaho Power's ability to recover costs and earn a return, including the impact of settlement stipulations;

•	the expense and risks associated with capital expenditures for infrastructure, and the timing and availability of cost recovery for such expenditures through customer rates;

•
changes in residential, commercial, and industrial growth and demographic patterns within Idaho Power's service area and the loss or change in the business of significant customers, and their associated impacts on loads and load growth, and the availability of regulatory mechanisms that allow for timely cost recovery through customer rates in the event of those changes;

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

•
the failure of information systems or the failure to secure data, failure to comply with privacy laws, security breaches, or the direct or indirect effect on the companies' business or operations resulting from cyber-attacks, terrorist incidents or the threat of terrorist incidents, and acts of war;

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

IDACORP, Inc.
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Operating Revenues:
Electric utility:
General business	$295,001	$290,281	$565,233	$543,662
Off-system sales	8,100	1,238	18,900	10,389
Other revenues	28,667	22,892	49,599	40,926
Total electric utility revenues	331,768	314,411	633,732	594,977
Other	1,238	1,025	1,818	1,415
Total operating revenues	333,006	315,436	635,550	596,392
Operating Expenses:
Electric utility:
Purchased power	61,506	48,111	110,622	96,226
Fuel expense	20,416	29,968	56,668	65,732
Power cost adjustment	16,742	16,903	40,229	30,256
Other operations and maintenance	87,485	87,120	175,247	172,723
Energy efficiency programs	10,515	8,903	16,843	15,154
Depreciation	45,240	35,794	82,002	71,411
Taxes other than income taxes	8,843	8,203	17,521	16,941
Total electric utility expenses	250,747	235,002	499,132	468,443
Other	3,149	3,481	6,493	7,178
Total operating expenses	253,896	238,483	505,625	475,621
Operating Income	79,110	76,953	129,925	120,771
Allowance for Equity Funds Used During Construction	5,611	5,238	10,843	10,223
Earnings of Unconsolidated Equity-Method Investments	592	1,367	2,037	1,325
Other Income, Net	2,371	2,189	4,768	4,394
Interest Expense:
Interest on long-term debt	20,300	20,466	40,597	41,364
Other interest	2,756	2,567	5,471	4,982
Allowance for borrowed funds used during construction	(2,408)	(2,393)	(4,720)	(4,637)
Total interest expense, net	20,648	20,640	41,348	41,709
Income Before Income Taxes	67,036	65,107	106,225	95,004
Income Tax Expense	16,940	8,721	23,124	13,088
Net Income	50,096	56,386	83,101	81,916
Adjustment for (income) loss attributable to noncontrolling interests	(265)	(140)	(168)	59
Net Income Attributable to IDACORP, Inc.	$49,831	$56,246	$82,933	$81,975
Weighted Average Common Shares Outstanding - Basic	50,363	50,302	50,361	50,300
Weighted Average Common Shares Outstanding - Diluted	50,407	50,355	50,402	50,345
Earnings Per Share of Common Stock:
Earnings Attributable to IDACORP, Inc. - Basic	$0.99	$1.12	$1.65	$1.63
Earnings Attributable to IDACORP, Inc. - Diluted	$0.99	$1.12	$1.65	$1.63
Dividends Declared Per Share of Common Stock	$0.55	$0.51	$1.10	$1.02

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)

Net Income	$50,096	$56,386	$83,101	$81,916
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $302, $362, $604 and $723	470	563	941	1,127
Total Comprehensive Income	50,566	56,949	84,042	83,043
Comprehensive (income) loss attributable to noncontrolling interests	(265)	(140)	(168)	59
Comprehensive Income Attributable to IDACORP, Inc.	$50,301	$56,809	$83,874	$83,102

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2017	December 31, 2016
	(in thousands)
Assets

Current Assets:
Cash and cash equivalents	$32,629	$61,480
Receivables:
Customer (net of allowance of $1,119 and $968, respectively)	85,771	71,557
Other (net of allowance of $143 and $164, respectively)	4,922	15,280
Taxes receivable	3,333	12,781
Accrued unbilled revenues	86,532	80,738
Materials and supplies (at average cost)	58,899	57,858
Fuel stock (at average cost)	63,657	53,698
Prepayments	15,733	18,389
Current regulatory assets	68,301	62,570
Other	301	5,961
Total current assets	420,078	440,312
Investments	118,877	125,164
Property, Plant and Equipment:
Utility plant in service	5,822,388	5,732,044
Accumulated provision for depreciation	(2,059,377)	(1,988,477)
Utility plant in service - net	3,763,011	3,743,567
Construction work in progress	427,290	405,069
Utility plant held for future use	7,511	7,441
Other property, net of accumulated depreciation	15,710	15,922
Property, plant and equipment - net	4,213,522	4,171,999
Other Assets:
American Falls and Milner water rights	7,902	9,487
Company-owned life insurance	58,448	57,553
Regulatory assets	1,380,764	1,409,329
Long-term receivables (net of allowance of $402)	25,632	23,482
Other	52,176	52,571
Total other assets	1,524,922	1,552,422
Total	$6,277,399	$6,289,897

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2017	December 31, 2016
	(in thousands)
Liabilities and Equity

Current Liabilities:
Current maturities of long-term debt	$—	$1,064
Notes payable	550	21,800
Accounts payable	76,595	106,194
Taxes accrued	19,973	11,348
Interest accrued	22,377	22,377
Accrued compensation	33,062	45,787
Current regulatory liabilities	2,081	9,944
Advances from customers	24,217	21,438
Other	11,815	9,763
Total current liabilities	190,670	249,715
Other Liabilities:
Deferred income taxes	1,250,653	1,244,250
Regulatory liabilities	434,888	436,845
Pension and other postretirement benefits	424,329	411,523
Other	44,520	45,084
Total other liabilities	2,154,390	2,137,702
Long-Term Debt	1,745,368	1,744,614
Commitments and Contingencies
Equity:
IDACORP, Inc. shareholders’ equity:
Common stock, no par value (120,000,000 shares authorized; 50,420,017 shares issued)	853,604	851,833
Retained earnings	1,350,537	1,323,198
Accumulated other comprehensive loss	(19,941)	(20,882)
Treasury stock (26,433 and 23,244 shares at cost, respectively)	(1,357)	(243)
Total IDACORP, Inc. shareholders’ equity	2,182,843	2,153,906
Noncontrolling interests	4,128	3,960
Total equity	2,186,971	2,157,866
Total	$6,277,399	$6,289,897

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2017	2016
	(in thousands)
Operating Activities:
Net income	$83,101	$81,916
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83,912	73,183
Deferred income taxes and investment tax credits	6,828	12,373
Changes in regulatory assets and liabilities	37,736	24,126
Pension and postretirement benefit plan expense	14,513	14,784
Contributions to pension and postretirement benefit plans	(3,920)	(13,415)
Earnings of unconsolidated equity-method investments	(2,037)	(1,325)
Distributions from unconsolidated equity-method investments	8,100	—
Allowance for equity funds used during construction	(10,843)	(10,223)
Other non-cash adjustments to net income, net	3,741	2,096
Change in:
Accounts receivable	(2,758)	404
Accounts payable and other accrued liabilities	(30,677)	(14,711)
Taxes accrued/receivable	18,073	2,620
Other current assets	(16,951)	(34,964)
Other current liabilities	6,948	4,817
Other assets	(3,692)	(2,334)
Other liabilities	(430)	(1,458)
Net cash provided by operating activities	191,644	137,889
Investing Activities:
Additions to property, plant and equipment	(146,341)	(117,160)
Payments received from transmission project joint funding partners	5,787	5,301
Proceeds from the sale of emission allowances and renewable energy certificates	1,839	846
Investments in unconsolidated affiliates	—	(4,386)
Purchase of available-for-sale securities	(3,165)	(1,209)
Proceeds from the sale of available-for-sale securities	2,428	2,181
Other	212	(36)
Net cash used in investing activities	(139,240)	(114,463)
Financing Activities:
Issuance of long-term debt	—	120,000
Retirement of long-term debt	(1,064)	(101,064)
Dividends on common stock	(55,763)	(51,719)
Net change in short-term borrowings	(21,250)	3,900
Acquisition of treasury stock	(3,174)	(3,275)
Make-whole premium on retirement of long-term debt	—	(13,895)
Other	(4)	(1,617)
Net cash used in financing activities	(81,255)	(47,670)
Net decrease in cash and cash equivalents	(28,851)	(24,244)
Cash and cash equivalents at beginning of the period	61,480	114,802
Cash and cash equivalents at end of the period	$32,629	$90,558
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$1,202	$562
Interest (net of amount capitalized)	$39,481	$39,993
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$21,410	$19,700

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Six months ended June 30,
	2017	2016
	(in thousands)
Common Stock
Balance at beginning of period	$851,833	$849,112
Cumulative effect of change in accounting principle	—	234
Other	1,771	263
Balance at end of period	853,604	849,609
Retained Earnings
Balance at beginning of period	1,323,198	1,230,105
Cumulative effect of change in accounting principle	—	(234)
Net income attributable to IDACORP, Inc.	82,933	81,975
Common stock dividends ($1.10 and $1.02 per share)	(55,594)	(51,477)
Balance at end of period	1,350,537	1,260,369
Accumulated Other Comprehensive (Loss) Income
Balance at beginning of period	(20,882)	(21,276)
Unfunded pension liability adjustment (net of tax)	941	1,127
Balance at end of period	(19,941)	(20,149)
Treasury Stock
Balance at beginning of period	(243)	(57)
Issued	2,060	3,143
Acquired	(3,174)	(3,275)
Balance at end of period	(1,357)	(189)
Total IDACORP, Inc. shareholders’ equity at end of period	2,182,843	2,089,640
Noncontrolling Interests
Balance at beginning of period	3,960	4,160
Net income (loss) attributable to noncontrolling interests	168	(59)
Balance at end of period	4,128	4,101
Total equity at end of period	$2,186,971	$2,093,741

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Operating Revenues:
General business	$295,001	$290,281	$565,233	$543,662
Off-system sales	8,100	1,238	18,900	10,389
Other revenues	28,667	22,892	49,599	40,926
Total operating revenues	331,768	314,411	633,732	594,977
Operating Expenses:
Operation:
Purchased power	61,506	48,111	110,622	96,226
Fuel expense	20,416	29,968	56,668	65,732
Power cost adjustment	16,742	16,903	40,229	30,256
Other operations and maintenance	87,485	87,120	175,247	172,723
Energy efficiency programs	10,515	8,903	16,843	15,154
Depreciation	45,240	35,794	82,002	71,411
Taxes other than income taxes	8,843	8,203	17,521	16,941
Total operating expenses	250,747	235,002	499,132	468,443
Income from Operations	81,021	79,409	134,600	126,534
Other Income (Expense):
Allowance for equity funds used during construction	5,611	5,238	10,843	10,223
Earnings (losses) of unconsolidated equity-method investments	(337)	501	917	407
Other expense, net	(244)	(707)	(770)	(1,518)
Total other income	5,030	5,032	10,990	9,112
Interest Charges:
Interest on long-term debt	20,300	20,466	40,597	41,364
Other interest	2,740	2,502	5,438	4,851
Allowance for borrowed funds used during construction	(2,408)	(2,393)	(4,720)	(4,637)
Total interest charges	20,632	20,575	41,315	41,578
Income Before Income Taxes	65,419	63,866	104,275	94,068
Income Tax Expense	17,038	9,059	23,412	13,727
Net Income	$48,381	$54,807	$80,863	$80,341

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)

Net Income	$48,381	$54,807	$80,863	$80,341
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $302, $362, $604 and $723	470	563	941	1,127
Total Comprehensive Income	$48,851	$55,370	$81,804	$81,468

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2017	December 31, 2016
	(in thousands)
Assets

Electric Plant:
In service (at original cost)	$5,822,388	$5,732,044
Accumulated provision for depreciation	(2,059,377)	(1,988,477)
In service - net	3,763,011	3,743,567
Construction work in progress	427,290	405,069
Held for future use	7,511	7,441
Electric plant - net	4,197,812	4,156,077
Investments and Other Property	101,002	107,379
Current Assets:
Cash and cash equivalents	30,427	44,140
Receivables:
Customer (net of allowance of $1,119 and $968, respectively)	85,771	71,557
Other (net of allowance of $143 and $164, respectively)	4,798	7,555
Taxes receivable	11,668	23,334
Accrued unbilled revenues	86,532	80,738
Materials and supplies (at average cost)	58,899	57,858
Fuel stock (at average cost)	63,657	53,698
Prepayments	15,608	18,270
Current regulatory assets	68,301	62,570
Other	299	5,962
Total current assets	425,960	425,682
Deferred Debits:
American Falls and Milner water rights	7,902	9,487
Company-owned life insurance	58,448	57,553
Regulatory assets	1,380,764	1,409,329
Other	73,070	71,237
Total deferred debits	1,520,184	1,547,606
Total	$6,244,958	$6,236,744

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2017	December 31, 2016
	(in thousands)
Capitalization and Liabilities

Capitalization:
Common stock equity:
Common stock, $2.50 par value (50,000,000 shares authorized; 39,150,812 shares outstanding)	$97,877	$97,877
Premium on capital stock	712,258	712,258
Capital stock expense	(2,097)	(2,097)
Retained earnings	1,236,716	1,211,547
Accumulated other comprehensive loss	(19,941)	(20,882)
Total common stock equity	2,024,813	1,998,703
Long-term debt	1,745,368	1,744,614
Total capitalization	3,770,181	3,743,317
Current Liabilities:
Current maturities of long-term debt	—	1,064
Notes payable	—	21,800
Accounts payable	76,486	105,846
Accounts payable to affiliates	30,949	1,056
Taxes accrued	13,360	11,348
Interest accrued	22,377	22,377
Accrued compensation	32,923	45,622
Current regulatory liabilities	2,081	9,944
Advances from customers	24,217	21,438
Other	11,367	9,103
Total current liabilities	213,760	249,598
Deferred Credits:
Deferred income taxes	1,358,163	1,351,415
Regulatory liabilities	434,888	436,845
Pension and other postretirement benefits	424,329	411,523
Other	43,637	44,046
Total deferred credits	2,261,017	2,243,829

Commitments and Contingencies

Total	$6,244,958	$6,236,744

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2017	2016
	(in thousands)
Operating Activities:
Net income	$80,863	$80,341
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83,611	72,878
Deferred income taxes and investment tax credits	6,144	11,724
Changes in regulatory assets and liabilities	37,736	24,126
Pension and postretirement benefit plan expense	14,513	14,784
Contributions to pension and postretirement benefit plans	(3,920)	(13,415)
Earnings of unconsolidated equity-method investments	(917)	(407)
Distributions from unconsolidated equity-method investments	8,100	—
Allowance for equity funds used during construction	(10,843)	(10,223)
Other non-cash adjustments to net income, net	(47)	(1,268)
Change in:
Accounts receivable	(9,798)	836
Accounts payable	(1,109)	(14,681)
Taxes accrued/receivable	13,679	8,120
Other current assets	(16,945)	(34,962)
Other current liabilities	6,974	4,832
Other assets	(3,693)	(2,334)
Other liabilities	(275)	(1,245)
Net cash provided by operating activities	204,073	139,106
Investing Activities:
Additions to utility plant	(146,328)	(117,159)
Payments received from transmission project joint funding partners	5,787	5,301
Proceeds from the sale of emission allowances and renewable energy certificates	1,839	846
Investments in unconsolidated affiliates	—	(4,386)
Purchase of available-for-sale securities	(3,165)	(1,209)
Proceeds from the sale of available-for-sale securities	2,428	2,181
Other	212	(101)
Net cash used in investing activities	(139,227)	(114,527)
Financing Activities:
Issuance of long-term debt	—	120,000
Retirement of long-term debt	(1,064)	(101,064)
Dividends on common stock	(55,695)	(51,628)
Net change in short term borrowings	(21,800)	—
Make-whole premium on retirement of long-term debt	—	(13,895)
Other	—	(1,616)
Net cash used in financing activities	(78,559)	(48,203)
Net decrease in cash and cash equivalents	(13,713)	(23,624)
Cash and cash equivalents at beginning of the period	44,140	110,756
Cash and cash equivalents at end of the period	$30,427	$87,132
Supplemental Disclosure of Cash Flow Information:
Cash received from IDACORP related to income taxes	$22,861	$4,217
Cash paid for interest (net of amount capitalized)	$39,447	$39,856
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$21,410	$19,700

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

Financial Statements

In the opinion of management of IDACORP and Idaho Power, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly each company's consolidated financial position as of June 30, 2017, consolidated results of operations for the three and six months ended June 30, 2017 and 2016, and consolidated cash flows for the six months ended June 30, 2017 and 2016. These adjustments are of a normal and recurring nature. These financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters that would be included in full-year financial statements and should be read in conjunction with the audited consolidated financial statements included in IDACORP’s and Idaho Power’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. A change in management's estimates or assumptions could have a material impact on IDACORP's or Idaho Power's respective financial condition and results of operations during the period in which such change occurred.

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

New and Recently Adopted Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is intended to enable users of financial statements to better understand and consistently analyze an entity's revenue across industries, transactions, and geographies. Under the ASU, recognition of revenue occurs when a customer obtains control of promised goods or services. In addition, the ASU requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB amended certain aspects of ASU 2014-09 to clarify the implementation guidance, including clarifications related to principal versus agent considerations, licensing and identifying performance obligations, narrow scope improvements, and practical expedients. While the companies continue to assess the impacts of ASU 2014-09 on their financial statements, including disclosure requirements, the companies do not expect the new guidance to significantly affect revenue recognition for tariff-based sales, which represent a significant majority of the companies' general business revenue. Accordingly, the companies do not expect the adoption of ASU 2014-09 to have a material effect on their financial statements. However, the presentation and disclosure requirements of the standard will result in a change in the presentation of revenue on the companies' consolidated statements of income as well as expanded disclosures around the disaggregation of revenue. The guidance in ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2017. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years (full retrospective approach) and the other requiring prospective application of the new standard including a cumulative-effect adjustment with disclosure of results under previous standards (modified-retrospective approach). IDACORP and Idaho Power plan to adopt ASU 2014-09 on January 1, 2018, using the modified-retrospective approach.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), intended to improve financial reporting on leasing transactions. The ASU significantly changes the accounting model used by lessees to account for leases, requiring that all material leases be presented on the balance sheet. Under the current model, some leases are classified as capital leases and recorded on the balance sheet while other leases classified as operating leases are not recognized on the balance sheet. The new standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The standard must be adopted using a modified retrospective approach. IDACORP and Idaho Power are evaluating the impact of ASU 2016-02 on their financial statements. At this time, the companies do not know, and cannot reasonably estimate, the dollar impact of the adoption. Specifically, the companies are considering whether the new guidance will affect their accounting for purchase power agreements, easements and rights-of-way, utility pole attachments, and other utility industry-related arrangements.

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

Income Tax Expense

The following table provides a summary of income tax expense for the six months ended June 30 (in thousands):

	IDACORP		Idaho Power
	2017	2016	2017	2016
Income tax at statutory rates (federal and state)	$41,468	$37,170	$40,772	$36,781
Additional accumulated deferred investment tax credits (ADITC) amortization	—	(500)	—	(500)
First mortgage bond redemption costs	—	(5,579)	—	(5,579)
Share-based compensation	(1,559)	(1,622)	(1,530)	(1,587)
Other(1)	(16,785)	(16,381)	(15,830)	(15,388)
Income tax expense	$23,124	$13,088	$23,412	$13,727
Effective tax rate	21.8%	13.8%	22.5%	14.6%
(1) "Other" is primarily comprised of the net tax effect of Idaho Power's regulatory flow-through tax adjustments. These adjustments are each listed in the rate reconciliation table in Note 2 to the consolidated financial statements included in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2016.

The increases in income tax expense for the six months ended June 30, 2017, compared to the same period in 2016, were primarily due to greater pre-tax income and the flow-through income tax benefit related to the tax deduction for bond redemption costs incurred in the second quarter of 2016. On a net basis, Idaho Power’s estimate of its annual 2017 regulatory flow-through tax adjustments is comparable to 2016.

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

Idaho Settlement Stipulation — Investment Tax Credits and Sharing Mechanism

In October 2014, the IPUC issued an order approving an extension, with modifications, of the terms of a December 2011 Idaho settlement stipulation for the period from 2015 through 2019, or until the terms are otherwise modified or terminated by order of the IPUC. The provisions of the October 2014 settlement stipulation are as follows:

•
If Idaho Power's annual return on year-end equity in the Idaho jurisdiction (Idaho ROE) in any year is less than 9.5 percent, then Idaho Power may record additional ADITC amortization up to $25 million to help achieve a 9.5 percent Idaho ROE for that year, and may record additional ADITC amortization up to a total of $45 million over the 2015 through 2019 period.

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

•	If the full $45 million of additional ADITC amortization contemplated by the settlement stipulation has been recorded the sharing provisions would terminate.

•
In the event the IPUC approves a change to Idaho Power's Idaho-jurisdictional allowed return on equity as part of a general rate case proceeding seeking a rate change effective prior to January 1, 2020, the Idaho ROE thresholds (9.5 percent, 10.0 percent, and 10.5 percent) will be adjusted prospectively, prorated for intra-year rate changes.

Under the October 2014 settlement stipulation, Idaho Power recorded $1.9 million of additional ADITC amortization during the first quarter of 2017, which was reversed in the second quarter of 2017 based on Idaho Power's then-current estimate of Idaho ROE for the full-year 2017. During the first six months of 2016, Idaho Power recorded $0.5 million of additional ADITC amortization which was reversed later in 2016 as actual financial results exceeded Idaho Power's early estimates.

Valmy Rate Base Adjustment Settlement Stipulations

In May 2017, the IPUC approved a settlement stipulation allowing accelerated depreciation and cost recovery for Idaho Power’s jointly-owned North Valmy coal-fired power plant (Valmy Plant). The settlement stipulation provides for (1) an increase in the Idaho jurisdictional levelized revenue collection of $13.3 million per year, effective June 1, 2017, with the associated cost recovery continuing through December 2028, (2) accelerated depreciation on unit 1 through 2019 and unit 2 through 2025, (3) Idaho Power to use prudent and commercially reasonable efforts to end its participation in the operation of unit 1 by the end of 2019 and unit 2 by the end of 2025, and (4) a filing no later than 2020 that would include actual and planned incremental investments in unit 2, including updated financial analysis regarding the lowest costs options for unit 2.

The costs intended to be recovered by the increased revenue requirement include all current investments in both units, forecasted unit 1 investments from 2017 through 2019, and forecasted decommissioning costs for unit 1 and unit 2, offset by forecasted operation and maintenance costs savings. The settlement stipulation also contains provisions allowing certain regulatory accounting entries to fully recognize Idaho Power's annual revenue requirement for the Valmy Plant rather than the levelized cost recovery, as well as balancing accounts (recorded as regulatory assets on the consolidated balance sheets of the companies) to track differences between these amounts. Balancing accounts will also be used to track the differences between depreciation over the cost recovery period which runs through 2028 and the accelerated depreciation on unit 1 through 2019 and unit 2 through 2025. Idaho Power anticipates future filings with the IPUC that may result in periodic adjustments to rates based upon prudence reviews of capital expenditures, true-ups of actual capital expenditures and decommissioning costs to forecasted costs, true-ups of operating and maintenance expense savings, and plant closure or joint ownership and operating agreement negotiations.

In June 2017, the OPUC also approved a settlement stipulation allowing for accelerated depreciation of units 1 and 2 through December 31, 2025, cost recovery of incremental Valmy Plant investments through May 31, 2017, and forecasted decommissioning costs. The settlement stipulation provides for an increase in the Oregon jurisdictional revenue requirement of $1.1 million, effective July 1, 2017, with yearly adjustments to the level of decommissioning cost recovery, if warranted, until decommissioning activities are concluded.

For both the second quarter and six month periods ended June 30, 2017, the settlement stipulations increased general business revenue collections, general business revenue accruals, net depreciation expense, and income tax expense, including plant-related flow-through tax adjustments. The ongoing annual benefit to net income from the Valmy Plant settlement stipulations is expected to decline slightly each year through 2028, primarily due to the annual decline in Valmy Plant-related rate base, which is expected to be fully depreciated by December 31, 2028. Compared with Idaho Power’s estimate of what ongoing net income would have been without the settlement stipulations, the settlement stipulations increased after-tax net income for the first half of 2017 by $2.5 million, all recorded during the second quarter of 2017.

Depreciation Rate Settlement Stipulations

In May 2017, the IPUC and OPUC approved settlement stipulations related to revised depreciation rates for Idaho Power's electric plant in service other than the Valmy Plant, and adjusted base rates in Oregon to reflect the revised depreciation rates applied to electric plant-in-service based on balances from the most recent general rate case. These settlement stipulations provided for new depreciation rates to go into effect on June 1, 2017, with no significant resulting increase in revenue.

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

On May 31, 2017, the IPUC issued an order approving a $10.6 million net increase in PCA rates, effective for the 2017-2018 PCA collection period from June 1, 2017 to May 31, 2018. The net increase in PCA rates was primarily due to expected higher power supply costs resulting from new PURPA power purchase agreements and higher coal-fired generation costs, combined with the effect of lower-than-expected actual hydroelectric generation for the 2016-2017 PCA year.  The net increase includes an offsetting $13.0 million refund of previously collected Idaho energy efficiency rider funds. Previously, in May 2016, the IPUC issued an order approving a $17.3 million net increase in PCA rates, effective for the 2016-2017 PCA collection period from June 1, 2016 to May 31, 2017. The net increase in PCA rates included the application of (a) a customer rate credit of $3.2 million for sharing with customers for the year 2015 pursuant to the terms of the October 2014 settlement stipulation described above and (b) a $4.0 million reduction due to the transfer of Idaho energy efficiency rider funds.

Idaho Fixed Cost Adjustment Mechanism

The Idaho jurisdiction fixed cost adjustment (FCA) mechanism is designed to remove Idaho Power’s financial disincentive to invest in energy efficiency programs by separating (or decoupling) the recovery of fixed costs from the variable kilowatt-hour charge and instead linking it to a set amount per customer. The FCA mechanism is adjusted each year to collect, or refund, the difference between the authorized fixed-cost recovery amount and the actual fixed costs recovered by Idaho Power during the year. On May 31, 2017, the IPUC issued an order approving Idaho Power's application requesting an increase of $6.9 million in the FCA from $28.1 million to $35.0 million, with new requested rates effective for the period from June 1, 2017 to May 31, 2018. Previously in May 2016, the IPUC issued an order approving Idaho Power's application requesting an increase of $11.2 million in the FCA from $16.9 million to $28.1 million, with new rates effective for the period from June 1, 2016 to May 31, 2017.

4. NOTES PAYABLE

Credit Facilities

IDACORP and Idaho Power have in place credit facilities that may be used for general corporate purposes and commercial paper backup. The terms and conditions of those credit facilities are as described in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2016.

At June 30, 2017, no loans were outstanding under either IDACORP's or Idaho Power's facilities. At June 30, 2017, Idaho Power had regulatory authority to incur up to $450 million in principal amount of short-term indebtedness at any one time outstanding. Balances (in thousands) and interest rates of IDACORP’s and Idaho Power's short-term borrowings were as follows at June 30, 2017, and December 31, 2016:

	June 30, 2017			December 31, 2016
	IDACORP	Idaho Power	Total	IDACORP	Idaho Power	Total
Commercial paper outstanding	$550	$—	$550	$—	$21,800	$21,800
Weighted-average annual interest rate	1.52%	—%	1.52%	—%	1.13%	1.13%

5. COMMON STOCK

IDACORP Common Stock

During the six months ended June 30, 2017, IDACORP granted 72,397 restricted stock unit awards to employees and 12,050 shares of common stock to directors, but made no original issuances of shares of common stock pursuant to the IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan. As directed by IDACORP, plan administrators of the IDACORP, Inc. Dividend Reinvestment and Stock Purchase Plan and Idaho Power Company Employee Savings Plan use market purchases of IDACORP common stock, as opposed to original issuance of common stock from IDACORP, to acquire shares of IDACORP common stock for the plans. However, IDACORP may determine at any time to use original issuances of common stock under those plans.

Restrictions on Dividends

Idaho Power’s ability to pay dividends on its common stock held by IDACORP and IDACORP’s ability to pay dividends on its common stock are limited to the extent payment of such dividends would violate the covenants in their respective credit facilities or Idaho Power’s Revised Policy and Code of Conduct. A covenant under IDACORP’s credit facility and Idaho Power’s credit facility requires IDACORP and Idaho Power to maintain leverage ratios of consolidated indebtedness to consolidated total capitalization, as defined therein, of no more than 65 percent at the end of each fiscal quarter. At June 30, 2017, the leverage ratios for IDACORP and Idaho Power were 44 percent and 46 percent, respectively. Based on these restrictions, IDACORP’s and Idaho Power’s dividends were limited to $1.2 billion and $1.1 billion, respectively, at June 30, 2017. There are additional facility covenants, subject to exceptions, that prohibit or restrict the sale or disposition of property without consent and any agreements restricting dividend payments to the applicable company from any material subsidiary. At June 30, 2017, IDACORP and Idaho Power were in compliance with the financial covenants.

Idaho Power’s Revised Policy and Code of Conduct relating to transactions between and among Idaho Power, IDACORP, and other affiliates, which was approved by the IPUC in April 2008, provides that Idaho Power will not pay any dividends to IDACORP that will reduce Idaho Power’s common equity capital below 35 percent of its total adjusted capital without IPUC approval. At June 30, 2017, Idaho Power's common equity capital was 54 percent of its total adjusted capital. Further, Idaho Power must obtain approval of the OPUC before it can directly or indirectly loan funds or issue notes or give credit on its books to IDACORP.

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

6. EARNINGS PER SHARE

The table below presents the computation of IDACORP’s basic and diluted earnings per share for the three and six months ended June 30, 2017 and 2016 (in thousands, except for per share amounts).

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Numerator:
Net income attributable to IDACORP, Inc.	$49,831	$56,246	$82,933	$81,975
Denominator:
Weighted-average common shares outstanding - basic	50,363	50,302	50,361	50,300
Effect of dilutive securities	44	53	41	45
Weighted-average common shares outstanding - diluted	50,407	50,355	50,402	50,345
Basic earnings per share	$0.99	$1.12	$1.65	$1.63
Diluted earnings per share	$0.99	$1.12	$1.65	$1.63

7. COMMITMENTS

Purchase Obligations

IDACORP's and Idaho Power's purchase obligations did not change materially, outside of the ordinary course of business, during the six months ended June 30, 2017, except that Idaho Power entered into agreements with biomass and solar PURPA-qualifying facilities which increased contractual payment obligations by approximately $70 million over the 20-year terms of the contracts.

Guarantees

Through a self-bonding mechanism, Idaho Power guarantees its portion of reclamation activities and obligations at BCC, of which IERCo owns a one-third interest. This guarantee, which is renewed annually with the Wyoming Department of Environmental Quality, was $57 million at June 30, 2017, representing IERCo's one-third share of BCC's total reclamation obligation. BCC has a reclamation trust fund set aside specifically for the purpose of paying these reclamation costs. At June 30, 2017, the current value of the reclamation trust fund was $90 million. During the six months ended June 30, 2017, the reclamation trust fund made no distributions for reclamation activity costs associated with the BCC surface mine. BCC periodically assesses the adequacy of the reclamation trust fund and its estimate of future reclamation costs. To ensure that the reclamation trust fund maintains adequate reserves, BCC has the ability to, and does, add a per-ton surcharge to coal sales, all of which are made to the Jim Bridger plant. Because of the existence of the fund and the ability to apply a per-ton surcharge, the estimated fair value of this guarantee is minimal.

IDACORP and Idaho Power enter into financial agreements and power purchase and sale agreements that include indemnification provisions relating to various forms of claims or liabilities that may arise from the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnification provisions cannot be reasonably estimated. IDACORP and Idaho Power periodically evaluate the likelihood of incurring costs under such indemnities based on their historical experience and the evaluation of the specific indemnities. As of June 30, 2017, management believes the likelihood is remote that IDACORP or Idaho Power would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnification obligations. Neither IDACORP nor Idaho Power has recorded any liability on their respective condensed consolidated balance sheets with respect to these indemnification obligations.

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

9. BENEFIT PLANS

Idaho Power has a noncontributory defined benefit pension plan (pension plan) and two nonqualified defined benefit plans for certain senior management employees called the Security Plan for Senior Management Employees I and Security Plan for Senior Management Employees II (collectively, SMSP). Idaho Power also has a nonqualified defined benefit pension plan for directors that was frozen in 2002. Remaining vested benefits from that plan are included with the SMSP in the disclosures below. The benefits under the pension plan are based on years of service and the employee’s final average earnings. Idaho Power also maintains a defined benefit postretirement benefit plan (consisting of health care and death benefits) that covers all employees who were enrolled in the active-employee group plan at the time of retirement as well as their spouses and qualifying dependents. The following table shows the components of net periodic benefit costs for the pension, SMSP, and postretirement benefits plans for the three months ended June 30, 2017 and 2016 (in thousands).

	Pension Plan		SMSP		Postretirement Benefits
	2017	2016	2017	2016	2017	2016
Service cost	$8,245	$7,893	$190	$307	$197	$265
Interest cost	9,716	9,484	1,079	1,068	702	687
Expected return on plan assets	(11,181)	(10,871)	—	—	(584)	(617)
Amortization of prior service cost	7	16	32	42	17	6
Amortization of net loss	3,212	3,282	740	883	—	—
Net periodic benefit cost	9,999	9,804	2,041	2,300	332	341
Regulatory deferral of net periodic benefit cost(1)	(9,488)	(9,375)	—	—	—	—
Previously deferred pension costs recognized(1)	4,289	4,289	—	—	—	—
Net periodic benefit cost recognized for financial reporting(1)	$4,800	$4,718	$2,041	$2,300	$332	$341
 (1) Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, the Idaho portion of net periodic benefit cost is recorded as a regulatory asset and is recognized in the income statement as those costs are recovered through rates.

The table below shows the components of net periodic benefit costs for the pension, SMSP, and postretirement benefits plans for the six months ended June 30, 2017 and 2016 (in thousands of dollars).

	Pension Plan		SMSP		Postretirement Benefits
	2017	2016	2017	2016	2017	2016
Service cost	$16,871	$16,010	$380	$614	$486	$558
Interest cost	19,479	18,907	2,157	2,137	1,392	1,383
Expected return on plan assets	(22,569)	(21,041)	—	—	(1,154)	(1,237)
Amortization of prior service cost	14	29	64	84	24	13
Amortization of net loss	6,595	6,666	1,481	1,766	—	—
Net periodic benefit cost	20,390	20,571	4,082	4,601	748	717
Regulatory deferral of net periodic benefit cost(1)	(19,284)	(19,682)	—	—	—	—
Previously deferred pension costs recognized(1)	8,577	8,577	—	—	—	—
Net periodic benefit cost recognized for financial reporting(1)	$9,683	$9,466	$4,082	$4,601	$748	$717
 (1) Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, the Idaho portion of net periodic benefit cost is recorded as a regulatory asset and is recognized in the income statement as those costs are recovered through rates.

Idaho Power has no minimum contribution requirement to its defined benefit pension plan in 2017, and during the six months ended June 30, 2017, made no contributions. Idaho Power plans to contribute between $20 million and $40 million to its defined benefit pension plan during 2017 in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions and to mitigate the cost of being in an underfunded position. The primary impact of pension contributions is on the timing of cash flows, as the timing of cost recovery lags behind contributions.

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

The table below presents the gains and losses on derivatives not designated as hedging instruments for the three and six months ended June 30, 2017 and 2016 (in thousands).

		Gain/(Loss) on Derivatives Recognized in Income(1)
	Location of Realized Gain/(Loss) on Derivatives Recognized in Income	Three months ended June 30,		Six months ended June 30,
		2017	2016	2017	2016
Financial swaps	Off-system sales	$(305)	$(51)	$1,173	$1,395
Financial swaps	Purchased power	(287)	164	(735)	151
Financial swaps	Fuel expense	(4)	373	666	(2,442)
Financial swaps	Other operations and maintenance	(55)	(35)	(81)	(150)
Forward contracts	Purchased power	(8)	—	(10)	—
Forward contracts	Fuel expense	3	93	3	89
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

Derivative Instrument Summary

The table below presents the fair values and locations of derivative instruments not designated as hedging instruments recorded on the balance sheets and reconciles the gross amounts of derivatives recognized as assets and as liabilities to the net amounts presented in the balance sheets at June 30, 2017, and December 31, 2016 (in thousands).

		Asset Derivatives				Liability Derivatives
	Balance Sheet Location	Gross Fair Value	Amounts Offset		Net Assets	Gross Fair Value	Amounts Offset		Net Liabilities

June 30, 2017
Current:
Financial swaps	Other current assets	$446	$(145)		$301	$145	$(145)		$—
Financial swaps	Other current liabilities	399	(399)		—	1,023	(506)	(1)	517
Long-term:
Financial swaps	Other assets	67	(38)		29	38	(38)		—
Financial swaps	Other liabilities	—	—		—	121	—		121
Total		$912	$(582)		$330	$1,327	$(689)		$638
December 31, 2016
Current:
Financial swaps	Other current assets	$8,134	$(2,183)	(2)	$5,951	$302	$(302)		$—
Total		$8,134	$(2,183)		$5,951	$302	$(302)		$—
(1) Current liability derivative amount offset includes $0.1 million of collateral receivable for the period ended June 30, 2017.
(2) Current asset derivative amount offset includes $1.9 million of collateral payable for the period ended December 31, 2016.

The table below presents the volumes of derivative commodity forward contracts and swaps outstanding at June 30, 2017 and 2016 (in thousands of units).

		June 30,
Commodity	Units	2017	2016
Electricity purchases	MWh	194	443
Electricity sales	MWh	38	—
Natural gas purchases	MMBtu	10,297	13,580
Natural gas sales	MMBtu	75	—
Diesel purchases	Gallons	605	532

Credit Risk

At June 30, 2017, Idaho Power did not have material credit risk exposure from financial instruments, including derivatives. Idaho Power monitors credit risk exposure through reviews of counterparty credit quality, corporate-wide counterparty credit exposure, and corporate-wide counterparty concentration levels. Idaho Power manages these risks by establishing credit and concentration limits on transactions with counterparties and requiring contractual guarantees, cash deposits, or letters of credit from counterparties or their affiliates, as deemed necessary. Idaho Power’s physical power contracts are commonly under Western Systems Power Pool agreements, physical gas contracts are usually under North American Energy Standards Board contracts, and financial transactions are usually under International Swaps and Derivatives Association, Inc. contracts. These contracts contain adequate assurance clauses requiring collateralization if a counterparty has debt that is downgraded below investment grade by at least one rating agency.

Credit-Contingent Features

Certain Idaho Power derivative instruments contain provisions that require Idaho Power's unsecured debt to maintain an investment grade credit rating from Moody's Investors Service and Standard & Poor's Ratings Services. If Idaho Power's unsecured debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position at June 30, 2017 was $1.2 million. Idaho Power posted $0.8 million cash collateral related to this amount. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2017, Idaho Power would have been required to pay or post collateral to its counterparties up to an additional $2.0 million to cover the open liability positions as well as completed transactions that have not yet been paid.

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

IDACORP’s and Idaho Power’s assessment of a particular input's significance to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy. An item recorded at fair value is reclassified among levels when changes in the nature of valuation inputs cause the item to no longer meet the criteria for the level in which it was previously categorized. There were no transfers between levels or material changes in valuation techniques or inputs during the six months ended June 30, 2017.

The table below presents information about IDACORP’s and Idaho Power’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2017, and December 31, 2016 (in thousands).

	June 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds
IDACORP	$—	$—	$—	$—	$15,000	$—	$—	$15,000
Idaho Power	—	—	—	—	29,967	—	—	29,967
Derivatives	330	—	—	330	5,951	—	—	5,951
Trading securities: Equity securities	104	—	—	104	111	—	—	111
Available-for-sale securities: Equity securities	24,710	—	—	24,710	23,908	—	—	23,908
Liabilities:
Derivatives	638	—	—	638	—	—	—	—

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

The table below presents the carrying value and estimated fair value of financial instruments that are not reported at fair value, as of June 30, 2017, and December 31, 2016, using available market information and appropriate valuation methodologies (in thousands).

	June 30, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
IDACORP
Assets:
Notes receivable(1)	$3,804	$3,804	$3,804	$3,804
Liabilities:
Long-term debt(1)	1,745,368	1,902,610	1,745,678	1,858,666
Idaho Power
Liabilities:
Long-term debt(1)	1,745,368	1,902,610	1,745,678	1,858,666
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

	Utility Operations	All Other	Eliminations	Consolidated Total
Three months ended June 30, 2017:
Revenues	$331,768	$1,238	$—	$333,006
Net income attributable to IDACORP, Inc.	48,381	1,450	—	49,831
Total assets as of June 30, 2017	6,244,958	85,565	(53,124)	6,277,399
Three months ended June 30, 2016:
Revenues	$314,411	$1,025	$—	$315,436
Net income attributable to IDACORP, Inc.	54,807	1,439	—	56,246
Six months ended June 30, 2017:
Revenues	$633,732	$1,818	$—	$635,550
Net income attributable to IDACORP, Inc.	80,863	2,070	—	82,933
Six months ended June 30, 2016:
Revenues	$594,977	$1,415	$—	$596,392
Net income attributable to IDACORP, Inc.	80,341	1,634	—	81,975

13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

The table below presents changes in components of accumulated other comprehensive income (AOCI), net of tax, during the three and six months ended June 30, 2017 and 2016 (in thousands). Items in parentheses indicate charges to AOCI.

	Defined Benefit Pension Items
	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Balance at beginning of period	$(20,411)	$(20,712)	$(20,882)	$(21,276)
Amounts reclassified out of AOCI	470	563	941	1,127
Balance at end of period	$(19,941)	$(20,149)	$(19,941)	$(20,149)

The table below presents amounts reclassified out of components of AOCI and the income statement location of those amounts reclassified during the three and six months ended June 30, 2017 and 2016 (in thousands). Items in parentheses indicate increases to net income.

	Amount Reclassified from AOCI
Details About AOCI	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Amortization of defined benefit pension items(1)
Prior service cost	$32	$42	$64	$84
Net loss	740	883	1,481	1,766
Total before tax	772	925	1,545	1,850
Tax benefit(2)	(302)	(362)	(604)	(723)
Net of tax	470	563	941	1,127
Total reclassification for the period	$470	$563	$941	$1,127
(1) Amortization of these items is included in IDACORP's condensed consolidated income statements in other operating expenses and in Idaho Power's condensed consolidated statements of income in other expense, net.
(2) The tax benefit is included in income tax expense in the condensed consolidated statements of income of both IDACORP and Idaho Power.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
IDACORP, Inc.
Boise, Idaho

We have reviewed the accompanying condensed consolidated balance sheet of IDACORP, Inc. and subsidiaries (the “Company”) as of June 30, 2017, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2017 and 2016, and of equity and cash flows for the six-month periods ended June 30, 2017 and 2016. These interim financial statements are the responsibility of the Company’s management.

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
August 3, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Idaho Power Company
Boise, Idaho

We have reviewed the accompanying condensed consolidated balance sheet of Idaho Power Company and subsidiary (the “Company”) as of June 30, 2017, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2017 and 2016, and of cash flows for the six-month periods ended June 30, 2017 and 2016. These interim financial statements are the responsibility of the Company’s management.

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
August 3, 2017

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

EXECUTIVE OVERVIEW

Management's Outlook and Company Initiatives

In the Annual Report on Form 10-K for the year ended December 31, 2016, IDACORP's and Idaho Power's management included a brief overview of their outlook and initiatives for the companies for 2017 and beyond, under the headings "Executive Overview - Management's Outlook" and "2016 Accomplishments and 2017 Initiatives" in the MD&A. As of the date of this report, management's outlook remains consistent with that discussion. Most notably:

•
Idaho Power continues to expect positive customer growth in its service area, and continues to participate in and support state and local economic development initiatives aimed at responsible and sustainable growth. During the first six months of 2017, Idaho Power's customer count grew by approximately 4,500 customers, and for the twelve months ended June 30, 2017, the customer growth rate was 1.8 percent. On July 7, 2017, Idaho Power recorded a new record system peak as total demand of 3,422 MW exceeded the previous record peak demand of 3,407 MW set on July 2, 2013.

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

Overview of General Factors and Trends Affecting Results of Operations and Financial Condition

IDACORP's and Idaho Power's results of operations and financial condition are affected by a number of factors, and the impact of those factors is discussed in more detail later in this MD&A. To provide context for the discussion elsewhere in this report, some of the more notable factors include the following:

•
Regulation of Rates and Cost Recovery: The price that Idaho Power is authorized to charge for its electric and transmission service is a critical factor in determining IDACORP's and Idaho Power's results of operations and financial condition. Those rates are established by state regulatory commissions and the FERC, and are intended to allow Idaho Power an opportunity to recover its expenses and earn a reasonable return on investment. Because of the significant impact of ratemaking decisions, and in pursuit of its goal of advancing a purposeful regulatory strategy, Idaho Power focuses on timely recovery of its costs through filings with the company's regulators, working to put in place innovative regulatory mechanisms, and on the prudent management of expenses and investments. Idaho Power has a regulatory settlement stipulation in Idaho that includes provisions for the additional amortization of accumulated deferred investment tax credits (ADITC) to help achieve a minimum 9.5 percent return on year-end equity in the Idaho jurisdiction (Idaho ROE). Idaho Power continues to assess the need to file and the timing of a general rate case in Idaho and Oregon to change base rates.

•
Economic Conditions and Loads: Economic conditions impact consumer demand for electricity and revenues, collectability of accounts, the volume of off-system sales, and the need to construct and improve infrastructure, purchase power, and implement programs to meet customer load demands. In recent years, Idaho Power has seen growth in the number of customers in its service area. Over the 12 months ended June 30, 2017, customer count grew by 1.8 percent. Idaho Power expects its number of customers to continue to increase in the foreseeable future. Employment in Idaho Power's service area grew by approximately 2.2 percent over the last twelve months, based on Idaho Department of Labor preliminary June 2017 data. Idaho Power has in recent years supported State of Idaho-coordinated efforts to promote economic development with an emphasis on attracting industrial and commercial customers to its service area.

In June 2017, Idaho Power filed its 2017 Integrated Resource Plan (IRP), Idaho Power's long-term forecast of loads and resources, as described in "Regulatory Matters" in this MD&A. The load forecast assumptions Idaho Power used in the 2017 IRP are included in the table below. For comparison purposes, the analogous average annual growth rates used in the prior two IRPs are included.

	5-Year Forecast		20-Year Forecast
	Annual Growth Rate: Retail Sales (Billed MWh)	Annual Growth Rate: Annual Peak (Peak Demand)	Annual Growth Rate: Retail Sales (Billed MWh)	Annual Growth Rate: Annual Peak (Peak Demand)
2017 IRP	1.1%	1.6%	0.9%	1.4%
2015 IRP	1.1%	1.5%	1.1%	1.4%
2013 IRP	1.2%	1.5%	1%	1.3%

•
Rate Base Growth and Infrastructure Investment: As noted above, the rates established by the IPUC and OPUC are determined so as to provide an opportunity for Idaho Power to recover authorized operating expenses and earn a reasonable return on "rate base." Rate base is generally determined by reference to the original cost (net of accumulated depreciation) of utility plant in service, subject to various adjustments for deferred taxes and other items. Over time, rate base is increased by additions to utility plant in service and reduced by depreciation and retirement of utility plant and write-offs as authorized by the IPUC and OPUC. In recent years, Idaho Power has been pursuing significant enhancements to its utility infrastructure, including major ongoing transmission projects such as the Boardman-to-Hemingway and Gateway West projects, in an effort to ensure an adequate supply of electricity, to provide service to new customers, and to maintain system reliability. Idaho Power's existing hydroelectric and thermal generation facilities also require continuing upgrades and component replacement, and the company is undertaking a significant relicensing effort for the Hells Canyon Complex (HCC), its largest hydroelectric generation resource. Idaho Power expects to include completed capital projects in its next general rate case or, in circumstances where appropriate, a single-issue rate case for individual projects with a significant capital cost. Depending on the outcome of the regulatory process and factors such as the rate of return authorized by the IPUC and OPUC, this growth in rate base has the potential to increase Idaho Power's revenues and earnings. Idaho Power’s 2017 IRP identifies its preferred resource portfolio and action plan. The IRP provides for the completion of the Boardman-to-Hemingway transmission line by 2026, the end of Idaho Power participation in coal-fired operations at the Valmy Plant units 1 and 2 in 2019 and 2025, respectively, and the early retirement of Jim Bridger units 1 and 2 in 2032 and 2028, respectively, with no other new resource needs prior to 2026.

•
Weather Conditions: Weather and agricultural growing conditions have a significant impact on Idaho Power's energy sales and the seasonality of those sales. Relatively low and high temperatures result in greater energy use for heating and cooling, respectively. During the agricultural growing season, which in large part occurs during the second and third quarters, irrigation customers use electricity to operate irrigation pumps, and weather conditions can impact the timing and extent of use of those pumps. Idaho Power also has tiered rates and seasonal rates, which contribute to increased revenues during higher-load periods, most notably during the third quarter of each year when overall customer demand is highest. Much of the adverse or favorable impact of weather on sales of energy to residential and small commercial customers is mitigated through the Idaho fixed cost adjustment (FCA) mechanism. Temperatures in Idaho Power's service area were above normal in the second quarter of 2017, but significantly cooler than second quarter 2016 temperatures. Precipitation was 31 percent above normal and 139 percent higher than the second quarter of 2016. These conditions decreased sales volumes on a per-customer basis in the second quarter of 2017 compared to the second quarter of 2016, primarily to irrigation customers.

Further, as Idaho Power's hydroelectric facilities comprise nearly one-half of Idaho Power's nameplate generation capacity, precipitation levels impact the mix of Idaho Power's generation resources. When hydroelectric generation is reduced, Idaho Power must rely on more expensive generation sources and purchased power. When favorable hydroelectric generating conditions exist for Idaho Power, they also may exist for other Pacific Northwest hydroelectric facility operators, lowering regional wholesale market prices and impacting the revenue Idaho Power receives from off-system sales of its excess power. Much of the adverse or favorable impact of this volatility is addressed through the Idaho and Oregon power cost adjustment mechanisms. For 2017, Idaho Power expects generation from its hydroelectric resources to be in the range of 8.5 to 9.5 million MWh, compared with 20-year average annual hydroelectric generation of 7.6 million MWh. Under median water conditions, Idaho Power's hydroelectric facilities would currently provide annual generation of approximately 8.4 million MWh.

•
Mitigation of Impact of Fuel and Purchased Power Expense: In addition to hydroelectric generation, Idaho Power relies significantly on coal and natural gas to fuel its generation facilities and power purchases in the wholesale markets. Fuel costs are impacted by electricity sales volumes, the terms of contracts for fuel, Idaho Power's generation capacity, the availability of hydroelectric generation resources, transmission capacity, energy market prices, and Idaho Power's hedging program for managing fuel costs. Over the past few years, low natural gas prices have made operation of Idaho Power's natural gas power plants more economical, resulting in increased operation of those plants and decreased operation of coal-fired plants. Idaho Power plans to end its participation in the operation of the North Valmy coal-fired power plant (Valmy Plant), of which Idaho Power owns a 50-percent interest, by the end of 2025 and in the second quarter of 2017 the IPUC and OPUC approved settlement stipulations providing for accelerated depreciation and cost recovery of the facility. Idaho Power also intends to cease coal-fired operations at the Boardman coal-fired plant, of which Idaho Power owns a 10-percent interest, by December 2020. Purchased power costs are impacted by the terms of contracts for purchased power, the rate of expansion of alternative energy generation sources such as wind or solar energy, and wholesale energy market prices. The Idaho and Oregon power cost adjustment mechanisms mitigate in large part the potential adverse impacts of fluctuations in power supply costs to Idaho Power.

•
Changes in legislation, regulation, and government policy as a result of the new federal administration: The federal administration's proposed changes with respect to legislation, regulation, and government policy could significantly impact IDACORP’s and Idaho Power’s businesses and the electric utility industry. Specific legislative and regulatory proposals discussed before and after the 2016 presidential and congressional elections that could have a material impact on IDACORP and Idaho Power include, but are not limited to, reform of the federal tax code, infrastructure renewal programs, modifications to public company reporting requirements, and environmental regulation. During the first half of 2017, the new federal administration issued executive orders directed at changing or eliminating federal regulations that may affect Idaho Power's operations and environmental-related expenses, as described in "Environmental Matters" in this MD&A.

•
Regulatory and Environmental Compliance Costs and Plant Economics: Idaho Power is subject to extensive federal and state laws, policies, and regulations, as well as regulatory actions and audits by agencies and quasi-governmental agencies, including the FERC and the North American Electric Reliability Corporation. Compliance with these requirements directly influences Idaho Power's operating environment and affects Idaho Power's operating costs. Environmental laws and regulations, in particular, may increase the cost of operating generation plants and constructing new facilities, may require that Idaho Power install additional pollution control devices at existing generating plants, or may require that Idaho Power cease operating certain generation plants. For instance, the Boardman coal-fired power plant, in which Idaho Power owns a 10-percent interest, is scheduled to cease coal-fired operations by the end of 2020, a decision driven in large part by the substantial cost of environmental controls required by existing regulations. Similarly, for economic reasons as described above in this MD&A, Idaho Power plans to end its participation in coal-fired operations at the Valmy Plant by the end of 2025.

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

Summary of Financial Results

The following is a summary of Idaho Power's net income, net income attributable to IDACORP, and IDACORP's earnings per diluted share for the three and six months ended June 30, 2017 and 2016 (in thousands, except earnings per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Idaho Power net income	$48,381	$54,807	$80,863	$80,341
Net income attributable to IDACORP, Inc.	$49,831	$56,246	$82,933	$81,975
Average outstanding shares – diluted	50,407	50,355	50,402	50,345
IDACORP, Inc. earnings per diluted share	$0.99	$1.12	$1.65	$1.63

The table below provides a reconciliation of net income attributable to IDACORP for the three and six months ended June 30, 2017, from the same periods in 2016 (items are in millions and are before related income tax impact unless otherwise noted).

	Three months ended		Six months ended
Net income attributable to IDACORP, Inc. - June 30, 2016		$56.2		$82.0
Increase (decrease) in Idaho Power net income:
Customer growth, net of associated power supply costs and power cost adjustment mechanism impacts	2.0		4.7
Usage per customer, net of associated power supply costs and power cost adjustment mechanism impacts	(9.9)		0.1
FCA revenues	(0.2)		(6.2)
Increase in revenues per MWh, net of associated power supply costs and power cost adjustment mechanism impacts	15.5		15.6
Third-party use of electric property, wheeling, and other revenue	4.2		7.0
Other operating and maintenance expenses	(0.4)		(2.5)
Depreciation expense	(9.4)		(10.6)
Other changes in operating revenues and expenses, net	(0.2)		—
Increase in Idaho Power operating income	1.6		8.1
Earnings of unconsolidated equity-method investments	(0.8)		0.5
Non-operating income and expenses	0.8		1.6
Additional ADITC amortization	(1.9)		(0.5)
Income tax expense (excluding additional ADITC amortization)	(6.1)		(9.2)
Total increase (decrease) in Idaho Power net income		(6.4)		0.5
Other changes (net of tax)		—		0.4
Net income attributable to IDACORP, Inc. - June 30, 2017		$49.8		$82.9

Net Income - Second Quarter 2017

Net income of both IDACORP and Idaho Power decreased $6.4 million for the second quarter of 2017 compared with the second quarter of 2016. Continued customer growth in Idaho Power's service area and the net effects of the Valmy Plant settlement stipulations approved by the IPUC and OPUC in the second quarter of 2017 were mostly offset by a decrease in operating income from lower sales volumes caused by cooler temperatures and increased precipitation in Idaho Power's service area. Idaho Power income tax expense increased $8.0 million in the second quarter of 2017, compared with the second quarter of 2016, due mostly to the $5.6 million flow-through benefit of tax deductible make-whole premiums that Idaho Power paid in connection with the early redemption of long-term debt in the second quarter of 2016. There were no early redemptions in the second quarter of 2017. Also, based on Idaho Power's current expectations of full-year 2017 results, Idaho Power reversed $1.9 million of additional ADITC amortization under its Idaho regulatory settlement stipulation during the second quarter of 2017 that had originally been recorded in the first quarter of 2017. Idaho Power currently does not expect additional ADITC amortization for the full-year 2017.
Customer growth increased sales volumes, increasing operating income by $2.0 million in the second quarter of 2017, as the number of Idaho Power customers grew by 1.8 percent over the last twelve months. Cooler temperatures and increased precipitation in Idaho Power's service area led to a decrease in sales volumes on a per-customer basis, primarily for irrigation customers, reducing operating income by $9.9 million in the second quarter of 2017 compared with the second quarter of 2016. Precipitation in Boise, Idaho, the area where a majority of Idaho Power's customers reside, was 139 percent higher in the second quarter of 2017 than the second quarter of 2016 and 31 percent higher than normal.

In the second quarter of 2017, the IPUC and OPUC each approved settlement stipulations related to Idaho Power’s plan to end its participation in coal-fired operations at the Valmy Plant by the end of 2025. The settlement stipulations resulted in increased general business revenue collections and general business revenue accruals (included in the $15.5 million "Increase in revenues per MWh, net of associated power supply costs and power cost adjustment mechanism impacts" in the table above), increased net depreciation expense (included in the $9.4 million increase in "Depreciation expense" in the table above), and increased associated income tax expenses for the quarter, including plant-related flow-through tax adjustments.

For both the second quarter and six month periods ended June 30, 2017, the settlement stipulations increased general business revenue collections, general business revenue accruals, net depreciation expense, and income tax expense. The ongoing annual benefit to net income from the Valmy Plant settlement stipulations is expected to decline slightly each year through 2028, primarily due to the annual decline in Valmy-related rate base, which is expected to be fully depreciated by December 31, 2028. Compared with Idaho Power’s estimate of what ongoing net income would have been without the settlement stipulations, the settlement stipulations increased after-tax net income for the first half of 2017 by $2.5 million, all of which was recorded during the second quarter of 2017. Idaho Power estimates the Valmy Plant settlement stipulations will increase after-tax net income by approximately $2.7 million during the last six months of 2017 for a full-year 2017 increase to after-tax net income of approximately $5.2 million.

During the second quarter of 2017, Idaho Power benefited from a $4.2 million increase in third-party use of electric property, wheeling, and other revenue. This change was largely due to an increase in wheeling volumes, Idaho Power's Open Access Transmission Tariff (OATT) rates which became effective in October 2016, and a new long-term wheeling agreement.

Net Income - Year-to-Date 2017
IDACORP's net income increased $0.9 million for the first half of 2017 compared with the same period in 2016. Customer growth added $4.7 million to Idaho Power operating income, compared with the first half of 2016. Higher usage per customer in the first quarter of 2017, due to colder temperatures, was mostly offset by lower usage per irrigation customer in the second quarter of 2017 due to higher precipitation, compared with the same periods in 2016. As noted above, the settlement stipulations related to the Valmy Plant approved in the second quarter of 2017 added $2.5 million to after-tax net income for the first half of 2017. The FCA mechanism reduced operating income by $6.2 million during the first six months of 2017, compared with the first six months of 2016. During the first six months of 2017, Idaho Power benefited from a $7.0 million increase in third-party use of electric property, wheeling, and other revenue. This change was largely due to an increase in wheeling volumes, Idaho Power's OATT rates which became effective in October 2016, and a new long-term wheeling agreement.

Idaho Power's income tax expense was $9.7 million higher due primarily to the $5.6 million flow-through benefit of tax deductible make-whole premiums that Idaho Power paid in connection with the early redemption of long-term debt in the first six months of 2016. There were no early redemptions in the first six months of 2017. The increase in income tax expense was also related to higher pre-tax income in the first six months of 2017 compared with the first six months of 2016.

RESULTS OF OPERATIONS

This section of MD&A takes a closer look at the significant factors that affected IDACORP’s and Idaho Power’s earnings during the three and six months ended June 30, 2017. In this analysis, the results for the three and six months ended June 30, 2017, are compared with the same periods in 2016.

Utility Operations

The table below presents Idaho Power’s energy sales and supply (in thousands of MWh) for the three and six months ended June 30, 2017 and 2016.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
General business sales	3,464	3,611	6,872	6,776
Off-system sales	836	107	1,590	613
Total energy sales	4,300	3,718	8,462	7,389
Hydroelectric generation	2,815	2,013	5,177	3,859
Coal generation	505	699	1,342	1,474
Natural gas and other generation	68	328	399	845
Total system generation	3,388	3,040	6,918	6,178
Purchased power	1,246	972	2,154	1,787
Line losses	(334)	(294)	(610)	(576)
Total energy supply	4,300	3,718	8,462	7,389

Sales Volume and Generation: In the second quarter of 2017, general business sales volumes decreased 147 thousand MWh, or 4 percent, compared with the second quarter of 2016. During the first six months of 2017, general business sales volumes increased 96 thousand MWh, or 1 percent, compared with the first half of the prior year. Usage per irrigation customer was approximately 22 percent lower in both the second quarter and the first six months of 2017 compared with the same periods in 2016. Precipitation in the Idaho Power service area during the three and six months ended June 30, 2017 was significantly higher than in the same periods of 2016, which reduced usage by irrigation customers. During the six months ended June 30, 2017, the decrease in irrigation sales volumes was more than offset by a 5 percent increase in usage per residential customer and a 4 percent increase in usage per industrial customer, compared with the same period in the prior year. Heating degree days for the first six months of 2017 were 26 percent higher than the same period in 2016, which increased use of electricity for heating purposes. In addition, customer growth contributed to increased sales volumes in 2017 compared with 2016, with the number of Idaho Power's customers growing by approximately 1.8 percent over the prior twelve months.

Off-system sales volumes increased by 729 thousand MWh and 977 thousand MWh in the second quarter and first six months of 2017, respectively, compared with the second quarter and first six months of 2016. For the second quarter and first six months of 2017, hydroelectric generation comprised 83 percent and 75 percent of Idaho Power's total system generation, respectively, compared with 66 percent and 62 percent, respectively, for the second quarter and first six months of 2016. Generation from Idaho Power's hydroelectric plants increased due to significantly greater precipitation in the first half of 2017. Precipitation in Boise, Idaho (measured in inches) was 139 percent and 138 percent higher in the three and six months ended June 30, 2017, respectively, compared with the same periods in 2016, and 31 percent and 68 percent above normal for the second quarter and first half of 2017, respectively. For 2017, Idaho Power estimates annual generation from its hydroelectric facilities will be between 8.5 million MWh and 9.5 million MWh. An increase in hydroelectric generation throughout the northwest United States increased surplus power available for sale by utilities and decreased Idaho Power's wholesale power sales prices approximately 16 percent for the second quarter of 2017 compared with the second quarter of 2016 and 30 percent in the first six months of 2017 compared with the first six months of 2016.

The financial impacts of fluctuations in off-system sales, purchased power, fuel expense, and other power supply-related expenses are addressed in Idaho Power's Idaho and Oregon power cost adjustment mechanisms, which are described later in this MD&A.

General Business Revenues: The table below presents Idaho Power’s general business revenues (in thousands) and MWh sales volumes (in thousands) for the three and six months ended June 30, 2017 and 2016, and the number of customers as of June 30, 2017 and 2016.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenue
Residential	$112,534	$104,427	$264,689	$245,540
Commercial	78,982	75,129	153,260	146,379
Industrial	49,766	44,941	95,224	87,638
Irrigation	56,068	68,134	56,993	69,037
Total	297,350	292,631	570,166	548,594
Deferred revenue related to HCC relicensing AFUDC(1)	(2,349)	(2,350)	(4,933)	(4,932)
Total general business revenues	$295,001	$290,281	$565,233	$543,662
Volume of Sales (MWh)
Residential	1,057	1,030	2,597	2,418
Commercial	952	974	1,980	1,950
Industrial	811	789	1,641	1,581
Irrigation	644	818	654	827
Total MWh sales	3,464	3,611	6,872	6,776
Number of customers at period end
Residential	448,159	439,924
Commercial	69,818	68,881
Industrial	121	122
Irrigation	20,886	20,602
Total customers	538,984	529,529
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

Changes in rates, changes in customer demand, and changes in FCA revenues are the primary reasons for fluctuations in general business revenue from period to period. The primary influences on customer demand for electricity are weather and economic conditions. Extreme temperatures increase sales to customers who use electricity for cooling and heating, while moderate temperatures decrease sales. Precipitation levels and the timing of precipitation during the agricultural growing season also affect sales to customers who use electricity to operate irrigation pumps. Rates are also seasonally adjusted, providing for higher rates during peak load periods, and residential customer rates are tiered, providing for higher rates based on higher levels of usage. The seasonal and tiered rate structures contribute to seasonal fluctuations in revenues and earnings. For purposes of illustration, Boise, Idaho weather-related information for the three and six months ended June 30, 2017 and 2016, is presented in the table that follows.

	Three months ended June 30,			Six months ended June 30,
	2017	2016	Normal	2017	2016	Normal (2)
Heating degree-days(1)	720	429	719	3,311	2,618	3,199
Cooling degree-days(1)	233	278	183	233	278	183
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

General business revenues increased $4.7 million and $21.6 million for the three and six months ended June 30, 2017, respectively, compared with the same periods in 2016. Factors affecting general business revenues during the period are discussed below.

•
Rates: Rate changes increased general business revenue by $18.1 million and $20.5 million for the three and six months ended June 30, 2017, respectively, compared with the same periods in 2016. In the second quarter of 2017, the IPUC and OPUC each approved settlement stipulations related to Idaho Power’s plan to end its participation in coal-fired operations at the Valmy Plant by the end of 2025, which increased general business revenue collections and general business revenue accruals for the three and six months ended June 30, 2017, compared with the same periods in 2016. Customer rates also include collection or refund of the prior-year power cost adjustment deferral/accrual. The accrual decreased revenue $0.1 million in the second quarter of 2017, but the deferral increased revenue $1.4 million in the first six months of 2017 compared with the same periods in 2016. The collection or refund of the prior-year power cost adjustment in rates has no effect on operating income as it is amortized into expense in the same period it is recovered through rates.

•
Customers: Customer growth increased general business revenue by $2.6 million and $6.7 million, respectively, compared with the second quarter and first six months of 2016. Total customers increased 1.8 percent during the twelve months ended June 30, 2017.

•
Usage: Lower usage (on a per customer basis), primarily by irrigation customers, decreased general business revenue by $15.8 million for the second quarter of 2017 when compared with the second quarter of 2016. Decreased usage was primarily the result of higher precipitation in the Idaho Power service area during the second quarter of 2017 compared to the second quarter of 2016, which reduced usage by irrigation customers. For the six months ended June 30, 2017, a 22 percent decrease in usage per irrigation customer was more than offset by a 5 percent increase in usage per residential customer and a 4 percent increase per industrial customer, compared with the same period in 2016, resulting in a general business revenue increase of $0.6 million.

•
FCA Revenue: The Idaho FCA mechanism decreased revenues by $0.2 million and $6.2 million for the second quarter and first six months of 2017, respectively, compared with the same periods in 2016. Idaho Power accrued $3.5 million and $8.8 million of FCA revenue in the second quarter and first six months of 2017, respectively, compared with $3.7 million and $15.0 million, respectively, in the same 2016 periods.

Off-System Sales: Off-system sales consist primarily of long-term sales contracts and opportunity sales of surplus system energy. The table below presents Idaho Power’s off-system sales for the three and six months ended June 30, 2017 and 2016 (in thousands, except for per MWh amounts).

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenue	$8,100	$1,238	$18,900	$10,389
MWh sold	836	107	1,590	613
Revenue per MWh	$9.69	$11.57	$11.89	$16.95

In the second quarter of 2017, off-system sales revenue increased by $6.9 million compared with the same period in 2016. For the first six months of 2017, off-system sales revenue increased by $8.5 million, or 82 percent compared with the same period in 2016. Off-system sales volumes increased 729 thousand MWh for the second quarter of 2017 compared with the same period in 2016 as generation from Idaho Power's hydroelectric plants increased due to significantly greater precipitation in the first half of 2017 compared with the previous year. However, the average price of off-system sales for the three and six months ended June 30, 2017 was 16 percent and 30 percent lower compared with the same periods in 2016 due to an increase in output from hydroelectric resources in the region from an increase in precipitation during the first half of 2017 as well as additional output from new wind and solar projects throughout the region, which increased surplus power available for sale and decreased wholesale power market prices.

Other Revenues: The table below presents the components of other revenues for the three and six months ended June 30, 2017 and 2016 (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Transmission services and other	$18,152	$13,989	$32,756	$25,772
Energy efficiency	10,515	8,903	16,843	15,154
Total other revenues	$28,667	$22,892	$49,599	$40,926

Other revenues increased $5.8 million, or 25 percent, and $8.7 million, or 21 percent, in the second quarter and first six months of 2017, respectively, compared with the same periods in 2016. The increase was the result of a new long-term wheeling agreement as well as an increase in Idaho Power's OATT rates, which were effective in October 2016.

Most energy efficiency activities are funded through a rider mechanism on customer bills. Energy efficiency program expenditures funded through the rider are reported as an operating expense with an equal amount of revenues recorded in other revenues, resulting in no net impact on earnings. The cumulative variance between expenditures and amounts collected through the rider is recorded as a regulatory asset or liability pending future collection from, or obligation to, customers. A liability balance indicates that Idaho Power has collected more than it has spent and an asset balance indicates that Idaho Power has spent more than it has collected. At June 30, 2017, Idaho Power's energy efficiency rider balances were a $0.2 million regulatory liability in the Idaho jurisdiction and a $5.7 million regulatory asset in the Oregon jurisdiction. As described in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements in this report, the approved net increase in Idaho power cost adjustment (PCA) rates, effective for the 2017-2018 PCA collection period from June 1, 2017 to May 31, 2018, included a $13.0 million refund of previously collected Idaho energy efficiency rider funds.

Purchased Power: The table below presents Idaho Power’s purchased power expenses and volumes for the three and six months ended June 30, 2017 and 2016 (in thousands, except for per MWh amounts).

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Expense
PURPA contracts	$46,397	$34,690	$77,237	$68,945
Other purchased power (including wheeling)	15,109	13,421	33,385	27,281
Total purchased power expense	$61,506	$48,111	$110,622	$96,226
MWh purchased
PURPA contracts	916	612	1,435	1,166
Other purchased power	330	360	719	621
Total MWh purchased	1,246	972	2,154	1,787
Cost per MWh from PURPA contracts	$50.65	$56.68	$53.82	$59.13
Cost per MWh from other sources	$45.78	$37.28	$46.43	$43.93
Weighted average - all sources	$49.36	$49.50	$51.36	$53.85

Purchased power expense increased $13.4 million, or 28 percent, and $14.4 million, or 15 percent in the second quarter and first six months of 2017, respectively, compared with the same periods in 2016. The increase for the second quarter and first six months of 2017 was primarily due to increases of 50 percent and 23 percent, respectively, in MWh purchased from generation projects under PURPA contracts, offset partially by decreases in costs per MWh.

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

Fuel Expense: The table below presents Idaho Power’s fuel expenses and generation at its thermal generating plants for the three and six months ended June 30, 2017 and 2016 (in thousands, except for per MWh amounts).

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Expense
Coal	$16,638	$23,284	$44,494	$46,949
Natural gas(1)	3,778	6,684	12,174	18,783
Total fuel expense	$20,416	$29,968	$56,668	$65,732
MWh generated
Coal	505	699	1,342	1,474
Natural gas(1)	68	328	399	845
Total MWh generated	573	1,027	1,741	2,319
Cost per MWh - Coal	$32.95	$33.31	$33.15	$31.85
Cost per MWh - Natural gas	$55.56	$20.38	$30.51	$22.23
Weighted average, all sources	$35.63	$29.18	$32.55	$28.34
(1) Includes a negligible amount of expense and generation related to the Salmon diesel-fired generation plant.

The majority of the fuel for Idaho Power’s jointly-owned coal-fired plants is purchased through long-term contracts, including purchases from Bridger Coal Company (BCC), a one-third owned joint venture of IERCo. The price of coal from BCC is subject to fluctuations in mine operating expenses, geologic conditions, and production levels. BCC supplies up to two-thirds of the coal used by the Jim Bridger plant.  Natural gas is mainly purchased on the regional wholesale spot market at published index prices. In addition to commodity (variable) costs, both natural gas and coal expense include costs that are more fixed in nature for items such as capacity charges, transportation, and fuel handling. Period to period variances in fuel expense per MWh are noticeably impacted by these fixed charges when generation output is substantially different between the periods. Compared with the second quarter of 2016, a 79 percent decrease in natural gas generation in the second quarter of 2017, due mostly to increased hydroelectric generation, resulted in a sharp increase in fuel expense per MWh as fixed charges were spread over fewer MWh.

Fuel expense decreased $9.6 million, or 32 percent, and $9.1 million, or 14 percent in the second quarter and first six months of 2017, respectively, compared with the same periods in 2016. The decreases in the second quarter and first six months of 2017 was primarily due to increased output from Idaho Power's hydroelectric plants, which reduced utilization of gas and coal generation. Generation from the hydroelectric plants increased 40 percent during the second quarter of 2017 and 34 percent during the first six months of 2017, compared with the same periods in 2016.

Power Cost Adjustment Mechanisms: Idaho Power's power supply costs (primarily purchased power and fuel expense, less off-system sales) can vary significantly from year to year. Volatility of power supply costs arises from factors such as weather conditions, wholesale market prices, and volumes of power purchased and sold in the wholesale markets, Idaho Power's hydroelectric and thermal generation volumes and fuel costs, generation plant availability, and retail loads. To address the volatility of power supply costs, Idaho Power's power cost adjustment mechanisms in the Idaho and Oregon jurisdictions allow Idaho Power to recover from or refund to customers most of the fluctuations in power supply costs. The Idaho PCA includes a cost or benefit sharing ratio that allocates the deviations in net power supply expenses between customers (95 percent) and Idaho Power (5 percent), with the exception of PURPA power purchases and demand response program incentives, which are allocated 100 percent to customers. The Idaho deferral period, or PCA year, runs from April 1 through March 31. Amounts deferred during the PCA year are primarily recovered or refunded during the subsequent June 1 through May 31 period. Because of the power cost adjustment mechanisms, the primary financial impacts of power supply cost variations is that cash is paid out but recovery from customers does not occur until a future period, or cash that is collected is refunded to customers in a future period, resulting in fluctuations in operating cash flows from year to year.

The table that follows presents the components of the Idaho and Oregon power cost adjustment mechanisms for the three and six months ended June 30, 2017 and 2016 (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Idaho power supply cost accrual	$7,981	$7,303	21,844	12,597
Amortization of prior year authorized balances	8,761	9,600	18,385	17,659
Total power cost adjustment expense	$16,742	$16,903	$40,229	$30,256

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

Other O&M Expenses: Other O&M expense increased $0.4 million, or less than 1 percent, in the second quarter of 2017 compared with the second quarter of 2016. Other O&M expense increased $2.6 million, or 2 percent, for the first six months of 2017, compared with the same period in 2016. Weather affected the timing and amount of certain operating and maintenance expenses during the first few months of 2017.

Income Taxes

IDACORP's and Idaho Power's income tax expense for the six months ended June 30, 2017, when compared with the same period in 2016, increased $10.0 million and $9.7 million, respectively, primarily as a result of the $5.6 million flow-through income tax benefit related to the tax deduction for bond redemption costs incurred in the second quarter of 2016 and greater pre-tax income. For information relating to IDACORP's and Idaho Power's computation of income tax expense and estimated annual effective tax rate, see Note 2 - "Income Taxes" to the condensed consolidated financial statements included in this report.

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

Idaho Power funds its liquidity needs for capital expenditures through cash flows from operations, debt offerings, commercial paper markets, credit facilities, and capital contributions from IDACORP. Idaho Power periodically files for rate adjustments for recovery of operating costs and capital investments to provide the opportunity to align Idaho Power's earned returns with those allowed by regulators. Idaho Power uses operating and capital budgets to control operating costs and capital expenditures. During the first six months of 2017, Idaho Power continued its efforts to optimize operations, control costs, and generate operating cash inflows to meet operating expenditures, contribute to capital expenditure requirements, and pay dividends to shareholders.

As of July 28, 2017, IDACORP's and Idaho Power's access to debt, equity, and credit arrangements included:

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

Based on planned capital expenditures and operating and maintenance expenses, the companies believe they will be able to meet capital and debt service requirements and fund corporate expenses during at least the next twelve months with a combination of existing cash, operating cash flows generated by Idaho Power's utility business, availability under existing credit facilities, and access to commercial paper and long-term debt markets.

IDACORP and Idaho Power seek to maintain capital structures of approximately 50 percent debt and 50 percent equity, and maintaining this ratio influences IDACORP's and Idaho Power's debt and equity issuance decisions. As of June 30, 2017, IDACORP's and Idaho Power's capital structures, as calculated for purposes of applicable debt covenants, were as follows:

	IDACORP	Idaho Power
Debt	44%	46%
Equity	56%	54%

IDACORP and Idaho Power generally maintain their cash and cash equivalents in highly liquid investments, such as U.S. Treasury Bills, money market funds, and bank deposits.

Operating Cash Flows

IDACORP’s and Idaho Power’s operating cash inflows for the six months ended June 30, 2017 were $192 million and $204 million, respectively, increases of $54 million and $65 million, respectively, compared with the same period in 2016. Significant items that affected the comparability of the companies' operating cash flows in the first six months of 2017 compared with the same period in 2016 were as follows:

•
Changes in regulatory assets and liabilities increased operating cash flows by $14 million. The increase is mostly related to the relative amounts of power supply and fixed costs deferred and collected under the Idaho power cost adjustment and FCA mechanisms, partially offset by revenues accrued in excess of collections from the Valmy Plant settlement stipulation, which will be collected in future periods;

•	Idaho Power made $4 million of benefit plan contributions during the first six months of 2017, while it made contributions of $13 million for the same period in 2016;

•
Idaho Power received an $8 million distribution from IERCo's investment in BCC for the first six months of 2017, as compared to no distribution for the first six months of 2016. Changes in distributions from period to period are primarily driven by changes in the timing of cash needs associated with BCC;

•
A $6 million decrease from changes in deferred taxes and investment tax credits for both companies was more than offset by a $15 million increase from changes in taxes receivable for IDACORP and a $6 million increase from changes in taxes accrued for Idaho Power, combining to increase operating cash flows by $10 million for IDACORP; and

•	Changes in working capital balances due primarily to timing, including fluctuations in accounts receivable, other current assets, and other current liabilities, as follows:

◦
timing of collections of accounts receivable balances decreased operating cash flows by $3 million for IDACORP and decreased operating cash flows by $11 million for Idaho Power. IDACORP's decrease is less than Idaho Power's decrease because IDACORP collected a $7.6 million receivable in the first quarter of 2017 from a legal settlement;

◦
the changes in other current assets increased cash flows by $18 million, which was primarily due to fluctuations in the balance in accrued unbilled revenues as energy sales near the end of the respective periods were impacted by weather;

◦
timing of account payable payments decreased operating cash flows by $16 million for IDACORP and increased operating cash flows by $14 million for Idaho Power (the difference relates to a $29.3 million payable to IDACORP relating to estimated income tax payments); and

◦
other current liabilities, which include non-incentive accrued compensation, customer deposits, accrued interest, and other miscellaneous liabilities, increased more during the first six months of 2017 compared to the first six months of 2016, and increased cash flows by $2 million during the first six months of 2017 compared to the first six months of 2016.

Investing Cash Flows

Investing activities consist primarily of capital expenditures related to new construction and improvements to Idaho Power’s generation, transmission, and distribution facilities. IDACORP’s and Idaho Power’s net investing cash outflows for the six months ended June 30, 2017 were $139 million. Investing cash outflows for 2017 and 2016 were primarily for construction of utility infrastructure needed to address Idaho Power’s aging plant and equipment, customer growth, and environmental and regulatory compliance requirements. Idaho Power has a Rabbi trust designated to provide funding for obligations of its nonqualified defined benefit plans. In the first six months of 2017, related to activity in the Rabbi trust, Idaho Power purchased $3 million of available-for-sale securities and received $2 million of proceeds from the sales of available-for-sale securities.

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

IDACORP's and Idaho Power's financing cash outflows for the six months ended June 30, 2017 were $81 million and $79 million, respectively. In the first six months of 2017, IDACORP and Idaho Power paid cash dividends of $56 million and had a net reduction in commercial paper of $21 million.

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

The Indenture limits the amount of first mortgage bonds at any one time outstanding to $2.5 billion, and as a result, the maximum amount of additional first mortgage bonds Idaho Power could issue as of June 30, 2017 was limited to approximately $759 million. Separately, the Indenture also limits the amount of additional first mortgage bonds that Idaho Power may issue to the sum of (a) the principal amount of retired first mortgage bonds and (b) 60 percent of total unfunded property additions, as defined in the Indenture. As of June 30, 2017, Idaho Power could issue approximately $1.8 billion of additional first mortgage bonds based on retired first mortgage bonds and total unfunded property additions.

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

Each facility contains a covenant requiring each company to maintain a leverage ratio of consolidated indebtedness to consolidated total capitalization equal to or less than 65 percent as of the end of each fiscal quarter. In determining the leverage ratio, "consolidated indebtedness" broadly includes all indebtedness of the respective borrower and its subsidiaries, including, in some instances, indebtedness evidenced by certain hybrid securities (as defined in the credit agreement). "Consolidated total capitalization" is calculated as the sum of all consolidated indebtedness, consolidated stockholders' equity of the borrower and its subsidiaries, and the aggregate value of outstanding hybrid securities. At June 30, 2017, the leverage ratios for IDACORP and Idaho Power were 44 percent and 46 percent, respectively. IDACORP's and Idaho Power's ability to utilize the credit facilities is conditioned upon their continued compliance with the leverage ratio covenants included in the credit facilities. There are additional covenants, subject to exceptions, that prohibit certain mergers, acquisitions, and investments, restrict the creation of certain liens, and prohibit entering into any agreements restricting dividend payments from any material subsidiary. At June 30, 2017, IDACORP and Idaho Power believe they were in compliance with all facility covenants. Further, IDACORP and Idaho Power do not believe they will be in violation or breach of their respective debt covenants during 2017.

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

Available Short-Term Borrowing Liquidity

The table below outlines available short-term borrowing liquidity as of the dates specified (in thousands).

	June 30, 2017		December 31, 2016
	IDACORP(2)	Idaho Power	IDACORP(2)	Idaho Power
Revolving credit facility	$100,000	$300,000	$100,000	$300,000
Commercial paper outstanding	(550)	—	—	(21,800)
Identified for other use(1)	—	(24,245)	—	(24,245)
Net balance available	$99,450	$275,755	$100,000	$253,955
(1) Port of Morrow and American Falls bonds that Idaho Power could be required to purchase prior to maturity under the optional or mandatory purchase provisions of the bonds, if the remarketing agent for the bonds is unable to sell the bonds to third parties.
(2) Holding company only.

At July 28, 2017, IDACORP and Idaho Power had no loans outstanding under their credit facilities and no commercial paper outstanding. The table below presents additional information about short-term commercial paper borrowing during the three and six months ended June 30, 2017 (in thousands).

	Three months ended		Six months ended
	June 30, 2017		June 30, 2017
	IDACORP (1)	Idaho Power	IDACORP (1)	Idaho Power
Commercial paper:
Period end:
Amount outstanding	$550	$—	$550	$—
Weighted average interest rate	1.52%	—%	1.52%	—%
Daily average amount outstanding during the period	$133	$—	$306	$1,692
Weighted average interest rate during the period	1.42%	—%	1.08%	1.12%
Maximum month-end balance	$550	$—	$550	$—
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

Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties. As of June 30, 2017, Idaho Power had posted $0.8 million performance assurance collateral related to these contracts. Should Idaho Power experience a reduction in its credit rating on its unsecured debt to below investment grade, Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral, and counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions. Based upon Idaho Power’s current energy and fuel portfolio and market conditions as of June 30, 2017, the amount of additional collateral that could be requested upon a downgrade to below investment grade is approximately $3.1 million. To minimize capital requirements, Idaho Power actively monitors its portfolio exposure and the potential exposure to additional requests for performance assurance collateral through sensitivity analysis.

Capital Requirements

Idaho Power's construction expenditures, excluding allowance for funds used during construction (AFUDC), were $142 million during the six months ended June 30, 2017. The table below presents Idaho Power's expected cash requirements for construction, excluding AFUDC, for 2017 (including amounts incurred to-date) through 2021 (in millions).

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

Boardman-to-Hemingway Transmission Line: The Boardman-to-Hemingway line, a proposed 300-mile, 500-kV transmission project between a station near Boardman, Oregon and the Hemingway station near Boise, Idaho, would provide transmission service to meet future resource needs. In January 2012, Idaho Power entered into a joint funding agreement with PacifiCorp and the Bonneville Power Administration to pursue permitting of the project. The joint funding agreement provides that Idaho Power's interest in the permitting phase of the project would be approximately 21 percent, and that during future negotiations relating to construction of the transmission line Idaho Power would seek to retain that percentage interest in the completed project. Total cost estimates for the project are between $1.0 billion and $1.2 billion, including Idaho Power's AFUDC. This cost estimate is preliminary and excludes the impacts of inflation and price changes of materials and labor resources that may occur following the date of the estimate.

Approximately $91 million, including AFUDC, has been expended on the Boardman-to-Hemingway project through June 30, 2017. Pursuant to the terms of the joint funding arrangements, Idaho Power has received approximately $47 million of that amount as reimbursement from the project participants as of June 30, 2017. Idaho Power has accrued in receivables approximately $18 million more that will be billed by Idaho Power in the future to the project participants for expenses Idaho Power has incurred, for a total amount reimbursable by joint permitting participants of $65 million. Joint permitting participants are obligated to reimburse Idaho Power for their share of any future project permitting expenditures incurred by Idaho Power.

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

In the separate Oregon state permitting process, in June 2017, Idaho Power submitted its amended preliminary application for site certificate and expects the Oregon Department of Energy to issue a draft proposed order on the application in 2018. Idaho Power is unable to determine an in-service date for the line, but given the status of ongoing permitting activities, expects the in-service date would be in 2024 or beyond.

Gateway West Transmission Line: Idaho Power and PacifiCorp are pursuing the joint development of the Gateway West project, a 500-kV transmission project between a station located near Douglas, Wyoming and the Hemingway station located near Boise, Idaho. In January 2012, Idaho Power and PacifiCorp entered a joint funding agreement for permitting of the project. Idaho Power has expended approximately $34 million, including AFUDC, on the permitting phase of the project through June 30, 2017. As of the date of this report, Idaho Power estimates the total cost for its share of the project (including both permitting and construction) to be between $200 million and $400 million, including AFUDC.

The permitting phase of the Gateway West project is subject to review and approval of the BLM. The BLM released its record of decision in November 2013 for eight of the ten transmission line segments. In May 2017, President Trump signed into law a bill that issued a right-of-way for certain portions of the remaining Gateway West segments. As of the date of this report, the other portions of the remaining segments continue to be subject to the BLM's review and approval. Idaho Power expects the BLM to issue a record of decision for the outstanding portions of the remaining segments in 2018.

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

Contractual Obligations

During the six months ended June 30, 2017, IDACORP's and Idaho Power's contractual obligations, outside the ordinary course of business, did not change materially from the amounts disclosed in their Annual Report on Form 10-K for the year ended December 31, 2016, except that Idaho Power entered into agreements with biomass and solar PURPA-qualifying facilities which increased Idaho Power's contractual payment obligations by approximately $70 million over the 20-year terms of the contracts.

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

Notable Retail Rate Changes During 2017

During 2017, Idaho Power received orders authorizing the rate changes summarized in the table below.

Description	Status	Estimated Rate Impact(1)	Notes
Power Cost Adjustment Mechanism - Idaho	New PCA rate became effective June 1, 2017	$10.6 million PCA increase for the period from June 1, 2017 to May 31, 2018
The potential revenue impact of rate increases and decreases associated with the Idaho PCA mechanism is largely offset by associated increases and decreases in actual power supply costs and amortization of deferred power supply costs.

Fixed Cost Adjustment Mechanism - Idaho	New FCA rate became effective June 1, 2017	$6.9 million FCA increase for the period from June 1, 2017 to May 31, 2018
The FCA is designed to remove Idaho Power’s financial disincentive to invest in energy efficiency programs by partially separating (or decoupling) the recovery of fixed costs from the volumetric kilowatt-hour charge and instead linking it to a set amount per customer.

Valmy Plant Accelerated Depreciable Life - Idaho	New retail rates became effective June 1, 2017	$13.3 million increase in Idaho jurisdictional revenue requirement	The increase allows Idaho Power to recover costs associated with its plan to end its participation in coal-fired operations at the Valmy Plant by the end of 2025.
Depreciation Study - Idaho	New depreciation rates became effective June 1, 2017	No change in retail rates	The change in depreciation rates resulted in no associated change in retail rates.
(1) The annual amount collected in rates is typically not recovered on a straight-line basis (i.e., 1/12th per month), and is instead recovered in proportion to general business sales volumes.

Customer-Owned Generation Filing

On July 27, 2017, Idaho Power filed an application with the IPUC requesting the creation of two new classes for residential and small general service customers who choose to install on-site generation on or after January 1, 2018. If approved as proposed, Idaho Power does not, as of the date of this report, anticipate that the creation of these new rate classes would impact in the near term the current rates for the approximately 1,500 customers and applicants who currently take or are requesting net metering services from Idaho Power for their customer-owned generation.

Idaho Earnings Support from Idaho Settlement Stipulation

In October 2014, the IPUC issued an order approving an extension, with modifications, of the terms of a December 2011 Idaho settlement stipulation for the period from 2015 through 2019, or until the terms are otherwise modified or terminated by order of the IPUC or the full $45 million of additional ADITC amortization contemplated by the settlement stipulation has been amortized. The more specific terms and conditions of the October 2014 Idaho settlement stipulation are described in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report. IDACORP and Idaho Power believe that the terms allowing additional amortization of ADITC in the October 2014 settlement stipulation provide the companies with a greater degree of earnings stability than would be possible without the terms of the stipulation in effect.

In the second quarter of 2017, Idaho Power reversed the $1.9 million of additional ADITC amortization recorded in the first quarter of 2017. As of the date of this report, Idaho Power does not expect to record additional ADITC amortization for the full-year 2017 based on its forecast of full-year Idaho ROE.

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

The table that follows summarizes the change in deferred net power supply costs during the six months ended June 30, 2017 (in thousands).

	Idaho	Oregon(1)	Total
Balance at December 31, 2016	$53,442	$428	$53,870
Current period net power supply costs accrued	(21,844)	—	(21,844)
Prior amounts recovered through rates	(17,871)	(514)	(18,385)
Revenue sharing	1,184		1,184
Prior energy efficiency funds refunded through rates	2,712	—	2,712
SO2 allowance and renewable energy certificate sales	(1,678)	(45)	(1,723)
Energy efficiency rider funds transferred to Idaho PCA mechanism	(13,000)	—	(13,000)
Interest and other	188	39	227
Balance at June 30, 2017	$3,133	$(92)	$3,041
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

Valmy Rate Base Adjustment Settlement Stipulations and Depreciation Rate Settlement Stipulations

In May 2017, the IPUC approved a settlement stipulation allowing accelerated depreciation and cost recovery for Idaho Power’s jointly-owned North Valmy coal-fired power plant (Valmy Plant). The settlement stipulation provides for (1) an increase in the Idaho jurisdictional levelized revenue collection of $13.3 million per year, effective June 1, 2017, with the associated cost recovery continuing through December 2028, (2) accelerated depreciation on unit 1 through 2019 and unit 2 through 2025, (3) Idaho Power to use prudent and commercially reasonable efforts to end its participation in the operation of unit 1 by the end of 2019 and unit 2 by the end of 2025, and (4) a filing no later than 2020 that would include actual and planned incremental investments in unit 2, including updated financial analysis regarding the lowest costs options for unit 2. The costs intended to be recovered by the increased revenue requirement include all current investments in both units, forecasted unit 1 investments from 2017 through 2019, and forecasted decommissioning costs for unit 1 and unit 2, offset by forecasted operation and maintenance costs savings. The settlement stipulation also contains provisions allowing certain regulatory accounting entries to fully recognize Idaho Power's annual revenue requirement for the Valmy Plant rather than the levelized cost recovery, as well as balancing accounts (recorded as regulatory assets on the Consolidated Balance Sheets of the companies) to track differences between these amounts. Balancing accounts will also be used to track the differences between depreciation over the cost recovery period which runs through 2028 and the accelerated depreciation on unit 1 through 2019 and unit 2 through 2025. Future filings with the IPUC are anticipated that may result in periodic adjustments to rates based upon prudence reviews of capital expenditures, true-ups of actual capital expenditures and decommissioning costs to forecasted costs, true-ups of operating and maintenance expense savings, and plant closure or joint ownership and operating agreement negotiations.

In May 2017, the IPUC and OPUC approved settlement stipulations related to revised depreciation rates for Idaho Power's other electric plant in service, and adjusted base rates in Oregon to reflect the revised depreciation rates applied to electric plant-in-service based on balances from the most recent general rate case. These settlement stipulations provided for new depreciation rates to go into effect on June 1, 2017, with no significant resulting increase in revenue.

For more information on the settlement stipulations and their impacts on results, see Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report and "Executive Overview" in this MD&A.

Open Access Transmission Tariff Draft Posting
Idaho Power uses a formula rate for transmission service provided under its OATT, which allows transmission rates to be updated annually based primarily on financial and operational data Idaho Power files with the FERC. On June 1, 2017, Idaho Power publicly posted its 2017 draft transmission rate, reflecting a transmission rate of $34.90 per kW-year, to be effective for the period from October 1, 2017 to September 30, 2018. Idaho Power's draft rate was based on a net annual transmission revenue requirement of $130.4 million. The existing OATT rate in effect from October 1, 2016 to September 30, 2017, is $25.52 per kW-year based on a net annual transmission revenue requirement of $127.4 million. The increase in the OATT rate is largely attributable to an asset exchange transaction with one transmission customer, and the termination of legacy long-term transmission service agreements and its impact on the transmission formula rate, which will be fully incorporated in the new formula rate effective October 1, 2017.

2017 Integrated Resource Plan

The IPUC and OPUC require that Idaho Power prepare biennially an IRP. The IRP seeks to forecast Idaho Power's loads and resources for a 20-year period, analyzes potential supply-side, demand-side, and transmission options, and identifies potential near-term and long-term actions. Idaho Power filed its most recent IRP with the IPUC and OPUC in June 2017. The 2017 IRP assumes a forecasted annual growth in average energy demand of 0.9 percent and a forecasted annual growth in peak-hour demand of 1.4 percent over the 20-year period. The 2017 IRP identified a preferred resource portfolio and action plan, which includes the completion of the Boardman-to-Hemingway transmission line by 2026, the end to Idaho Power's participation in coal-fired operations at the Valmy Plant units 1 and 2 in 2019 and 2025, respectively, and the early retirement of Jim Bridger units 1 and 2 in 2032 and 2028, respectively, with no other new resource needs prior to 2026. However, as noted in the 2017 IRP, there is considerable uncertainty surrounding the resource sufficiency estimates and project completion dates, including uncertainty around the timing and extent of third party development of renewable resources, fuel commodity prices, the actual completion date of the Boardman-to-Hemingway transmission project, and the economics and logistics of plant retirements. These uncertainties, as well as others, could result in changes to the desirability of the preferred portfolio and adjustments to the timing and nature of anticipated and actual actions.
Renewable and Other Energy Contracts

Idaho Power has contracts for the purchase of electricity produced by third-party owned generation facilities, most of which produce energy with the use of renewable generation sources such as wind, solar, biomass, small hydroelectric and geothermal. The majority of these contracts are entered into as mandatory purchases under PURPA. As of June 30, 2017, Idaho Power had contracts to purchase energy from 127 on-line PURPA projects excluding one hydroelectric contract for 1 MW that expired on that date. An additional three contracts are with non-PURPA projects, including the Elkhorn Valley wind project with a 101 MW nameplate capacity. The following table sets forth, as of June 30, 2017, the resource type and nameplate capacity of Idaho Power's signed agreements for power purchases from PURPA and non-PURPA generating facilities. These agreements have original contract terms ranging from one to 35 years.

Resource Type	Total On-line (MW)	Under Contract but not yet On-line (MW)	Total Projects under Contract (MW)	Began Operating During 2017 (MW)
PURPA:
Wind	627	—	627	50
Solar	290	24	314	120
Hydroelectric	147	8	155	—
Other	50	5	55	—
Total	1,114	37	1,151	170
Non-PURPA:
Wind	101	—	101	—
Geothermal	35	—	35	—
Total	136	—	136	—

Relicensing of Hydroelectric Projects

In connection with Idaho Power's efforts to relicense the HCC, as described in more detail in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2016, in Part II, Item 7 - "Regulatory Matters," Idaho Power has filed water quality certification applications, required under Section 401 of the Clean Water Act (CWA), with the states of Idaho and Oregon requesting that each state certify that any discharges from the project comply with applicable state water quality standards. Section 401 of the CWA requires that a state either approve or deny a Section 401 water quality certification application within one year of the filing of the application or the state may be considered to have waived its certification authority under the CWA. As a consequence, Idaho Power has been filing and withdrawing its Section 401 certification applications with Oregon and Idaho on an annual basis while it has been working with the states to identify measures that will provide reasonable assurance that discharges from the HCC will adequately address applicable water quality standards. In the 2016 Section 401 certification application process, Oregon required Idaho Power to comply with fish passage and reintroduction conditions. Idaho's water quality certification, however, specifically forbids Idaho Power from reintroducing any fish into Idaho's waters without consultation with and express approval of the state of Idaho. In April 2017, the governors of Oregon and Idaho jointly requested that Idaho Power withdraw and resubmit its Section 401 certification applications in both states, to allow the states additional time to negotiate a potential resolution of the disputed issues. Idaho Power subsequently withdrew its Section 401 certification applications in both states. In the joint request, the governors of Oregon and Idaho stated that they expect the states to conclude discussions by September 2017. Idaho Power resubmitted the applications in April 2017, and if approved, Idaho Power expects the states to issue its Section 401 certifications in 2018.

Costs for the relicensing of Idaho Power's hydroelectric projects are recorded in construction work in progress until new multi-year licenses are issued by the FERC, at which time the charges are transferred to electric plant in service. Idaho Power expects to seek recovery of relicensing costs through the ratemaking process. Relicensing costs of $263 million for the HCC, Idaho Power's largest hydroelectric complex and a major relicensing effort, were included in construction work in progress at June 30, 2017. As of the date of this report, the IPUC authorizes Idaho Power to include in its Idaho jurisdiction rates approximately $10.7 million of AFUDC annually relating to the HCC relicensing project. Collecting these amounts currently will reduce future collections when HCC relicensing costs are approved for recovery in base rates. As of June 30, 2017, Idaho Power's regulatory liability for collection of AFUDC relating to the HCC was $111 million. Idaho Power is unable to predict the timing of issuance of a new license for the HCC, or the financial or operational requirements of a new license. In December 2016, Idaho Power filed an application with the IPUC requesting a determination that Idaho Power's expenditures of $220.8 million through year-end 2015 on relicensing of the HCC were prudently incurred, and thus eligible for future inclusion in retail rates. As of the date of this report, the IPUC has not yet issued an order on the application.

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

Current and future environmental laws and regulations may increase the cost of operating fossil fuel-fired generation plants and constructing new generation and transmission facilities, in large part through the substantial cost of permitting activities and the required installation of additional pollution control devices. In many parts of the United States, some higher-cost, high-emission coal-fired plants have ceased operation or the plant owners have announced a near-term cessation of operation, as the cost of compliance makes the plants uneconomical to operate. The decision to agree to cease operation of the Boardman coal-fired plant, in which Idaho Power owns a 10 percent interest, by the end of 2020, was based in part on the significant future cost of compliance with environmental laws and regulations. The decision to pursue an end to participation in coal-fired operations at the Valmy Plant was also based primarily on the economics of operating the plant. Additionally, in light of the uncertainty resulting from pending environmental regulation and the substantial estimated cost of selective catalytic reduction equipment (SCR) installation, Idaho Power is assessing whether to move forward with the installation of SCR on units 1 and 2 at the Jim Bridger power plant. Beyond increasing costs generally, these environmental laws and regulations could affect IDACORP's and Idaho Power's results of operations and financial condition if the costs associated with these environmental requirements and early plant retirements cannot be fully recovered in rates on a timely basis. Part I - "Business - Environmental Regulation and Costs" in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2016, includes a summary of Idaho Power's expected capital and operating expenditures for environmental matters during the period from 2017 to 2019. Given the uncertainty of future environmental regulations, Idaho Power is unable to predict its environmental-related expenditures beyond that time, though they could be substantial.

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

Developments in Regulation of Sage Grouse Habitat

In February 2016, a lawsuit was filed in the U.S. District Court of Idaho challenging the BLM's sage grouse resource management and land use plan revisions that became effective in 2015 under the Federal Land Policy and Management Act. The lawsuit challenges the plans and associated environmental impact statements across the sage grouse range and alleges that the plans fail to ensure that sage grouse populations and habitats will be protected and restored in accordance with the best available science and legal mandates. Further, the complaint challenges certain exemptions provided for the Boardman-to-Hemingway and Gateway West transmission line projects. Idaho Power has intervened in the proceedings in an effort to support the exemptions provided for in the BLM's plans. If the exemptions are overturned, Idaho Power may be required to reroute the projects, which could lead to substantially higher construction and permitting costs.

In May 2016, a separate lawsuit was filed in the U.S. District Court of North Dakota, challenging the BLM's sage grouse resource management and land use plan revisions, including the exemptions provided for the Boardman-to-Hemingway and Gateway West transmission line projects.  In October 2016, the plaintiffs amended their complaint to no longer challenge the exemptions; however, in December 2016, the North Dakota court transferred claims challenging certain Idaho land use plan amendments to the U.S. District Court for the District of Columbia. Idaho Power is participating in the proceedings in an effort to protect its interests.

In June 2017, the Secretary of the Interior issued an order directing the BLM to review the 2015 sage grouse resource management and land use plan revisions and to identify provisions that may require modification or rescission to address energy and other development of public lands. The above lawsuits are stayed until October 2017, pending the BLM’s review of the sage grouse resource management and land use plan revisions.
Clean Water Act Matters

In June 2017, the EPA and the Department of Army issued a notice of their intent to rescind and replace the definition of "waters of the United States" under the CWA as enacted in August 2015 (WOTUS), which had expanded the number of waterways subject to federal jurisdiction for environmental regulation beyond traditional navigable waters, interstate waters, territorial seas, tributaries, and adjacent wetlands, to a number of other waters, including waters with a "significant nexus" to those traditional waters. As described in Part II, Item 7 - "MD&A - Environmental Issues" in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2016, Idaho Power did not expect the revised WOTUS to have a material adverse effect on Idaho Power's operations or financial condition. Similarly, because the CWA as previously interpreted applies to most of Idaho Power's facilities, including its hydroelectric plants, Idaho Power does not expect this proposal to have a material benefit to Idaho Power's operations or financial condition.

Review of Federal Coal Leases

In January 2016, the Secretary of the U.S. Department of the Interior issued an order directing the BLM to prepare a Programmatic Environmental Impact Statement (PEIS) to analyze potential reforms to the federal coal lease program and placed a moratorium on new federal coal leasing, with limited exceptions, pending completion of the PEIS. In January 2017, the Secretary of the Department of the Interior ordered a cessation of all work on the PEIS and in March 2017, lifted the moratorium on new federal coal leases. As of the date of this report, Idaho Power believes that BCC has adequate reserves under existing leases to satisfy its coal delivery obligations to the Jim Bridger plant during the term of the existing coal supply contract through 2024, and that the Jim Bridger plant will otherwise have access to sufficient coal supplies for its operation for the foreseeable future. However, the lifting of the moratorium could increase the availability of coal resources and lower the cost of leases for coal resources, which could reduce the fuel cost for each of Idaho Power's co-owned coal-fired plants.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IDACORP is exposed to market risks, including changes in interest rates, changes in commodity prices, credit risk, and equity price risk. The following discussion summarizes material changes in these risks since December 31, 2016, and the financial instruments, derivative instruments, and derivative commodity instruments sensitive to changes in interest rates, commodity prices, and equity prices that were held at June 30, 2017. IDACORP has not entered into any of these market-risk-sensitive instruments for trading purposes.

Interest Rate Risk

IDACORP manages interest expense and short- and long-term liquidity through a combination of fixed rate and variable rate debt. Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly-rated financial institutions may be used to achieve the desired combination.

Variable Rate Debt: As of June 30, 2017, IDACORP and Idaho Power had $24.8 million and $24.2 million of net floating rate debt, respectively. The fair market value of this debt approximates the net carrying amount as the cost of borrowing is variable and approximates current market rates. Assuming no change in financial structure, if variable interest rates were to average one percentage point higher than the average rate on June 30, 2017, annual interest expense would increase and pre-tax earnings would decrease by approximately $0.3 million for IDACORP and $0.2 million for Idaho Power.

Fixed Rate Debt: As of June 30, 2017, IDACORP had $1.7 billion in fixed rate debt, with a fair market value of approximately $1.9 billion. These instruments are fixed rate and, therefore, do not expose the companies to a loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $266.7 million if market interest rates were to decline by one percentage point from their June 30, 2017 levels.

Commodity Price Risk

IDACORP's exposure to changes in commodity prices is related to Idaho Power's ongoing utility operations that produce electricity to meet the demand of its retail electric customers. These changes in commodity prices are mitigated in large part by Idaho Power's Idaho and Oregon power cost adjustment mechanisms. To supplement its generation resources and balance its supply of power with the demand of its retail customers, Idaho Power participates in the wholesale marketplace. IDACORP's commodity price risk as of June 30, 2017, had not changed materially from that reported in Item 7A of IDACORP's Annual Report on Form 10-K for the year ended December 31, 2016. Information regarding Idaho Power’s use of derivative instruments to manage commodity price risk can be found in Note 10 – "Derivative Financial Instruments" to the condensed consolidated financial statements included in this report.

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

The use of performance assurance collateral in the form of cash, letters of credit, or guarantees is common industry practice. Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties. As of June 30, 2017, Idaho Power had posted $0.8 million performance assurance collateral related to these contracts. Should Idaho Power experience a reduction in its credit rating on Idaho Power's unsecured debt to below investment grade Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral. Counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions. Based upon Idaho Power's energy and fuel portfolio and market conditions as of June 30, 2017, the amount of collateral that could be requested upon a downgrade to below investment grade was approximately $3.1 million. To minimize capital requirements, Idaho Power actively monitors the portfolio exposure and the potential exposure to additional requests for performance assurance collateral calls through sensitivity analysis.

IDACORP's credit risk related to uncollectible accounts, net of amounts reserved, as of June 30, 2017, had not changed materially from that reported in Item 7A of IDACORP's Annual Report on Form 10-K for the year ended December 31, 2016. Additional information regarding Idaho Power’s management of credit risk and credit contingent features can be found in Note 10 – "Derivative Financial Instruments" to the condensed consolidated financial statements included in this report.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

IDACORP: The Chief Executive Officer and the Chief Financial Officer of IDACORP, based on their evaluation of IDACORP’s disclosure controls and procedures (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (Exchange Act)) as of June 30, 2017, have concluded that IDACORP’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective as of that date.

Idaho Power: The Chief Executive Officer and the Chief Financial Officer of Idaho Power, based on their evaluation of Idaho Power’s disclosure controls and procedures (pursuant to Rule 13a-15(b) of the Exchange Act) as of June 30, 2017, have concluded that Idaho Power’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective as of that date.

Changes in Internal Control over Financial Reporting

There have been no changes in IDACORP's or Idaho Power's internal control over financial reporting during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, IDACORP's or Idaho Power's internal control over financial reporting.

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

Issuer Purchases of Equity Securities

During the quarter ended June 30, 2017, IDACORP effected the following repurchases of its common stock:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2017 - April 30, 2017	—	$—	—	—
May 1, 2017 - May 31, 2017	—	—	—	—
June 1, 2017 - June 30, 2017	115	85.35	—	—
Total	115	$85.35	—	—
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

IDACORP, INC.
(Registrant)

Date:	August 3, 2017	By:	/s/ Darrel T. Anderson
Darrel T. Anderson
President and Chief Executive Officer

Date:	August 3, 2017	By:	/s/ Steven R. Keen
Steven R. Keen
Senior Vice President, Chief Financial
Officer, and Treasurer

IDAHO POWER COMPANY
(Registrant)

Date:	August 3, 2017	By:	/s/ Darrel T. Anderson
Darrel T. Anderson
President and Chief Executive Officer

Date:	August 3, 2017	By:	/s/ Steven R. Keen
Steven R. Keen
Senior Vice President, Chief Financial
Officer, and Treasurer

EXHIBIT INDEX

The following exhibits are filed or furnished, as applicable, with the Quarterly Report on Form 10-Q for the quarter ended June 30, 2017:

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith

10.1[1]	Amendment to the Idaho Power Company Security Plan for Senior Management Employees II, as approved by the Compensation Committee on May 17, 2017					X
12.1	IDACORP, Inc. Computation of Ratio of Earnings to Fixed Charges and Supplemental Ratio of Earnings to Fixed Charges					X
12.2	Idaho Power Company Computation of Ratio of Earnings to Fixed Charges and Supplemental Ratio of Earnings to Fixed Charges					X
15.1	Letter Re: Unaudited Interim Financial Information					X
15.2	Letter Re: Unaudited Interim Financial Information					X
31.1	Certification of IDACORP, Inc. Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of IDACORP, Inc. Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.3	Certification of Idaho Power Company Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.4	Certification of Idaho Power Company Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of IDACORP, Inc. Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of IDACORP, Inc. Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.3	Certification of Idaho Power Company Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.4	Certification of Idaho Power Company Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
95.1	Mine Safety Disclosures					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

1 Management contract or compensatory plan or arrangement.