Form 10-Q
period 2017-09-30
IDACORP INC; IDAHO POWER CO
filed 2017-11-02
CIK 1057877, 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).
IDACORP, Inc.: Yes __ No X       Idaho Power Company: Yes __ No X

Number of shares of common stock outstanding as of October 27, 2017:
IDACORP, Inc.:        50,393,038
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

COMMONLY USED TERMS

The following select abbreviations, terms, or acronyms are commonly used or found in multiple locations in this report:

ADITC	-	Accumulated Deferred Investment Tax Credits
AFUDC	-	Allowance for Funds Used During Construction
AOCI	-	Accumulated Other Comprehensive Income
ASU	-	Accounting Standards Update
BCC	-	Bridger Coal Company, a joint venture of IERCo
BLM	-	U.S. Bureau of Land Management
CPP	-	Clean Power Plan
CWA		Clean Water Act
EIS	-	Environmental Impact Statement
EPA	-	U.S. Environmental Protection Agency
ESA	-	Endangered Species Act
FASB	-	Financial Accounting Standards Board
FCA	-	Fixed Cost Adjustment
FERC	-	Federal Energy Regulatory Commission
FIP	-	Federal Implementation Plan
GHG NSPS	-	Greenhouse Gas New Source Performance Standards
HCC	-	Hells Canyon Complex
IDACORP	-	IDACORP, Inc., an Idaho corporation
IBLA	-	U.S. Department of Interior Board of Land Appeals
ICE	-	Intercontinental Exchange
Idaho Power	-	Idaho Power Company, an Idaho corporation
Idaho Rider	-	Idaho Energy Efficiency Rider
Idaho ROE	-	Idaho-jurisdiction return on year-end equity
Ida-West	-	Ida-West Energy, a subsidiary of IDACORP, Inc.
IERCo	-	Idaho Energy Resources Co., a subsidiary of Idaho Power Company
IFS	-	IDACORP Financial Services, a subsidiary of IDACORP, Inc.
IPUC	-	Idaho Public Utilities Commission
IRP	-	Integrated Resource Plan
MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MW	-	Megawatt
MWh	-	Megawatt-hour
NYMEX	-	New York Mercantile Exchange
O&M	-	Operations and Maintenance
OATT	-	Open Access Transmission Tariff
OPUC	-	Public Utility Commission of Oregon
PCA	-	Idaho Power Cost Adjustment
PURPA	-	Public Utility Regulatory Policies Act of 1978
SCR	-	Selective Catalytic Reduction
SEC	-	U.S. Securities and Exchange Commission
SMSP	-	Security Plan for Senior Management Employees
WPSC	-	Wyoming Public Service Commission

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

IDACORP, Inc.
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Operating Revenues:
Electric utility:
General business	$373,569	$341,825	$938,802	$885,486
Off-system sales	6,710	6,143	25,609	16,532
Other revenues	26,376	23,506	75,976	64,433
Total electric utility revenues	406,655	371,474	1,040,387	966,451
Other	1,669	571	3,487	1,986
Total operating revenues	408,324	372,045	1,043,874	968,437
Operating Expenses:
Electric utility:
Purchased power	75,653	74,448	186,275	170,675
Fuel expense	54,529	73,925	111,197	139,657
Power cost adjustment	10,979	(18,342)	51,208	11,914
Other operations and maintenance	84,197	87,090	259,445	259,813
Energy efficiency programs	9,883	9,102	26,726	24,256
Depreciation	40,259	36,036	122,262	107,447
Taxes other than income taxes	8,614	8,287	26,134	25,228
Total electric utility expenses	284,114	270,546	783,247	738,990
Other	3,296	3,571	9,789	10,748
Total operating expenses	287,410	274,117	793,036	749,738
Operating Income	120,914	97,928	250,838	218,699
Allowance for Equity Funds Used During Construction	5,712	5,931	16,555	16,153
Earnings of Unconsolidated Equity-Method Investments	5,232	12,324	7,269	13,650
Other Income, Net	2,256	2,681	7,024	7,074
Interest Expense:
Interest on long-term debt	20,300	20,296	60,897	61,659
Other interest	2,827	2,605	8,298	7,587
Allowance for borrowed funds used during construction	(2,385)	(2,589)	(7,106)	(7,226)
Total interest expense, net	20,742	20,312	62,089	62,020
Income Before Income Taxes	113,372	98,552	219,597	193,556
Income Tax Expense	22,296	15,535	45,420	28,622
Net Income	91,076	83,017	174,177	164,934
Adjustment for (income) loss attributable to noncontrolling interests	(442)	83	(610)	141
Net Income Attributable to IDACORP, Inc.	$90,634	$83,100	$173,567	$165,075
Weighted Average Common Shares Outstanding - Basic	50,362	50,296	50,361	50,299
Weighted Average Common Shares Outstanding - Diluted	50,421	50,393	50,408	50,361
Earnings Per Share of Common Stock:
Earnings Attributable to IDACORP, Inc. - Basic	$1.80	$1.65	$3.45	$3.28
Earnings Attributable to IDACORP, Inc. - Diluted	$1.80	$1.65	$3.44	$3.28
Dividends Declared Per Share of Common Stock	$0.55	$0.51	$1.65	$1.53

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)

Net Income	$91,076	$83,017	$174,177	$164,934
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $302, $362, $906 and $1,085	471	563	1,412	1,690
Total Comprehensive Income	91,547	83,580	175,589	166,624
Comprehensive (income) loss attributable to noncontrolling interests	(442)	83	(610)	141
Comprehensive Income Attributable to IDACORP, Inc.	$91,105	$83,663	$174,979	$166,765

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2017	December 31, 2016
	(in thousands)
Assets

Current Assets:
Cash and cash equivalents	$104,411	$61,480
Receivables:
Customer (net of allowance of $1,195 and $968, respectively)	101,703	71,557
Other (net of allowance of $146 and $164, respectively)	5,399	15,280
Taxes receivable	4,648	12,781
Accrued unbilled revenues	59,697	80,738
Materials and supplies (at average cost)	58,472	57,858
Fuel stock (at average cost)	54,093	53,698
Prepayments	16,477	18,389
Current regulatory assets	52,927	62,570
Other	101	5,961
Total current assets	457,928	440,312
Investments	111,952	125,164
Property, Plant and Equipment:
Utility plant in service	5,840,848	5,732,044
Accumulated provision for depreciation	(2,086,119)	(1,988,477)
Utility plant in service - net	3,754,729	3,743,567
Construction work in progress	463,106	405,069
Utility plant held for future use	7,511	7,441
Other property, net of accumulated depreciation	15,597	15,922
Property, plant and equipment - net	4,240,943	4,171,999
Other Assets:
American Falls and Milner water rights	7,641	9,487
Company-owned life insurance	58,973	57,553
Regulatory assets	1,412,086	1,409,329
Long-term receivables (net of allowance of $402)	26,367	23,482
Other	51,293	52,571
Total other assets	1,556,360	1,552,422
Total	$6,367,183	$6,289,897

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2017	December 31, 2016
	(in thousands)
Liabilities and Equity

Current Liabilities:
Current maturities of long-term debt	$—	$1,064
Notes payable	2,425	21,800
Accounts payable	72,153	106,194
Taxes accrued	57,902	11,348
Interest accrued	21,406	22,377
Accrued compensation	39,903	45,787
Current regulatory liabilities	2,296	9,944
Advances from customers	20,607	21,438
Other	9,100	9,763
Total current liabilities	225,792	249,715
Other Liabilities:
Deferred income taxes	1,241,091	1,244,250
Regulatory liabilities	466,162	436,845
Pension and other postretirement benefits	391,579	411,523
Other	44,651	45,084
Total other liabilities	2,143,483	2,137,702
Long-Term Debt	1,745,746	1,744,614
Commitments and Contingencies
Equity:
IDACORP, Inc. shareholders’ equity:
Common stock, no par value (120,000,000 shares authorized; 50,420,017 shares issued)	855,043	851,833
Retained earnings	1,413,387	1,323,198
Accumulated other comprehensive loss	(19,470)	(20,882)
Treasury stock (26,979 and 23,244 shares at cost, respectively)	(1,368)	(243)
Total IDACORP, Inc. shareholders’ equity	2,247,592	2,153,906
Noncontrolling interests	4,570	3,960
Total equity	2,252,162	2,157,866
Total	$6,367,183	$6,289,897

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
	2017	2016
	(in thousands)
Operating Activities:
Net income	$174,177	$164,934
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	125,051	110,161
Deferred income taxes and investment tax credits	(195)	30,077
Changes in regulatory assets and liabilities	61,968	13,502
Pension and postretirement benefit plan expense	21,687	22,175
Contributions to pension and postretirement benefit plans	(45,158)	(43,851)
Earnings of unconsolidated equity-method investments	(7,269)	(13,650)
Distributions from unconsolidated equity-method investments	18,350	17,114
Allowance for equity funds used during construction	(16,555)	(16,153)
Other non-cash adjustments to net income, net	5,220	3,876
Change in:
Accounts receivable	(20,520)	(12,435)
Accounts payable and other accrued liabilities	(32,494)	(10,033)
Taxes accrued/receivable	54,687	8,490
Other current assets	18,736	7,343
Other current liabilities	(3,010)	(5,451)
Other assets	(5,357)	(1,277)
Other liabilities	(494)	595
Net cash provided by operating activities	348,824	275,417
Investing Activities:
Additions to property, plant and equipment	(207,340)	(199,966)
Payments received from transmission project joint funding partners	5,934	6,853
Proceeds from the sale of emission allowances and renewable energy certificates	1,892	969
Purchase of available-for-sale securities	(3,248)	(9,843)
Proceeds from the sale of available-for-sale securities	3,755	14,453
Purchase of life insurance investment	—	(10,000)
Other	183	(9)
Net cash used in investing activities	(198,824)	(197,543)
Financing Activities:
Issuance of long-term debt	—	120,000
Retirement of long-term debt	(1,064)	(101,064)
Dividends on common stock	(83,441)	(77,350)
Net change in short-term borrowings	(19,375)	(14,600)
Acquisition of treasury stock	(3,189)	(3,287)
Make-whole premium on retirement of long-term debt	—	(13,895)
Other	—	(1,684)
Net cash used in financing activities	(107,069)	(91,880)
Net increase (decrease) in cash and cash equivalents	42,931	(14,006)
Cash and cash equivalents at beginning of the period	61,480	114,802
Cash and cash equivalents at end of the period	$104,411	$100,796
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$1,702	$2,187
Interest (net of amount capitalized)	$60,257	$60,224
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$23,502	$21,583

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Nine months ended September 30,
	2017	2016
	(in thousands)
Common Stock
Balance at beginning of period	$851,833	$849,112
Cumulative effect of change in accounting principle	—	234
Other	3,210	1,352
Balance at end of period	855,043	850,698
Retained Earnings
Balance at beginning of period	1,323,198	1,230,105
Cumulative effect of change in accounting principle	—	(234)
Net income attributable to IDACORP, Inc.	173,567	165,075
Common stock dividends ($1.65 and $1.53 per share)	(83,378)	(77,214)
Balance at end of period	1,413,387	1,317,732
Accumulated Other Comprehensive (Loss) Income
Balance at beginning of period	(20,882)	(21,276)
Unfunded pension liability adjustment (net of tax)	1,412	1,690
Balance at end of period	(19,470)	(19,586)
Treasury Stock
Balance at beginning of period	(243)	(57)
Issued	2,063	3,143
Acquired	(3,188)	(3,287)
Balance at end of period	(1,368)	(201)
Total IDACORP, Inc. shareholders’ equity at end of period	2,247,592	2,148,643
Noncontrolling Interests
Balance at beginning of period	3,960	4,160
Net income (loss) attributable to noncontrolling interests	610	(141)
Balance at end of period	4,570	4,019
Total equity at end of period	$2,252,162	$2,152,662

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Operating Revenues:
General business	$373,569	$341,825	$938,802	$885,486
Off-system sales	6,710	6,143	25,609	16,532
Other revenues	26,376	23,506	75,976	64,433
Total operating revenues	406,655	371,474	1,040,387	966,451
Operating Expenses:
Operation:
Purchased power	75,653	74,448	186,275	170,675
Fuel expense	54,529	73,925	111,197	139,657
Power cost adjustment	10,979	(18,342)	51,208	11,914
Other operations and maintenance	84,197	87,090	259,445	259,813
Energy efficiency programs	9,883	9,102	26,726	24,256
Depreciation	40,259	36,036	122,262	107,447
Taxes other than income taxes	8,614	8,287	26,134	25,228
Total operating expenses	284,114	270,546	783,247	738,990
Income from Operations	122,541	100,928	257,140	227,461
Other Income (Expense):
Allowance for equity funds used during construction	5,712	5,931	16,555	16,153
Earnings of unconsolidated equity-method investments	4,151	11,121	5,068	11,528
Other expense, net	(408)	(328)	(1,178)	(1,845)
Total other income	9,455	16,724	20,445	25,836
Interest Charges:
Interest on long-term debt	20,300	20,296	60,897	61,659
Other interest	2,811	2,546	8,249	7,397
Allowance for borrowed funds used during construction	(2,385)	(2,589)	(7,106)	(7,226)
Total interest charges	20,726	20,253	62,040	61,830
Income Before Income Taxes	111,270	97,399	215,545	191,467
Income Tax Expense	22,941	17,370	46,353	31,097
Net Income	$88,329	$80,029	$169,192	$160,370

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)

Net Income	$88,329	$80,029	$169,192	$160,370
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $302, $362, $906 and $1,085	471	563	1,412	1,690
Total Comprehensive Income	$88,800	$80,592	$170,604	$162,060

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2017	December 31, 2016
	(in thousands)
Assets

Electric Plant:
In service (at original cost)	$5,840,848	$5,732,044
Accumulated provision for depreciation	(2,086,119)	(1,988,477)
In service - net	3,754,729	3,743,567
Construction work in progress	463,106	405,069
Held for future use	7,511	7,441
Electric plant - net	4,225,346	4,156,077
Investments and Other Property	94,497	107,379
Current Assets:
Cash and cash equivalents	101,766	44,140
Receivables:
Customer (net of allowance of $1,195 and $968, respectively)	101,703	71,557
Other (net of allowance of $146 and $164, respectively)	5,294	7,555
Taxes receivable	—	23,334
Accrued unbilled revenues	59,697	80,738
Materials and supplies (at average cost)	58,472	57,858
Fuel stock (at average cost)	54,093	53,698
Prepayments	16,362	18,270
Current regulatory assets	52,927	62,570
Other	101	5,962
Total current assets	450,415	425,682
Deferred Debits:
American Falls and Milner water rights	7,641	9,487
Company-owned life insurance	58,973	57,553
Regulatory assets	1,412,086	1,409,329
Other	72,959	71,237
Total deferred debits	1,551,659	1,547,606
Total	$6,321,917	$6,236,744

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2017	December 31, 2016
	(in thousands)
Capitalization and Liabilities

Capitalization:
Common stock equity:
Common stock, $2.50 par value (50,000,000 shares authorized; 39,150,812 shares outstanding)	$97,877	$97,877
Premium on capital stock	712,258	712,258
Capital stock expense	(2,097)	(2,097)
Retained earnings	1,297,262	1,211,547
Accumulated other comprehensive loss	(19,470)	(20,882)
Total common stock equity	2,085,830	1,998,703
Long-term debt	1,745,746	1,744,614
Total capitalization	3,831,576	3,743,317
Current Liabilities:
Current maturities of long-term debt	—	1,064
Notes payable	—	21,800
Accounts payable	71,951	105,846
Accounts payable to affiliates	48,329	1,056
Taxes accrued	23,981	11,348
Interest accrued	21,406	22,377
Accrued compensation	39,744	45,622
Current regulatory liabilities	2,296	9,944
Advances from customers	20,607	21,438
Other	8,568	9,103
Total current liabilities	236,882	249,598
Deferred Credits:
Deferred income taxes	1,351,966	1,351,415
Regulatory liabilities	466,162	436,845
Pension and other postretirement benefits	391,579	411,523
Other	43,752	44,046
Total deferred credits	2,253,459	2,243,829

Commitments and Contingencies

Total	$6,321,917	$6,236,744

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
	2017	2016
	(in thousands)
Operating Activities:
Net income	$169,192	$160,370
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	124,599	109,704
Deferred income taxes and investment tax credits	1,972	12,679
Changes in regulatory assets and liabilities	61,965	13,502
Pension and postretirement benefit plan expense	21,704	22,191
Contributions to pension and postretirement benefit plans	(45,174)	(43,867)
Earnings of unconsolidated equity-method investments	(5,068)	(11,528)
Distributions from unconsolidated equity-method investments	17,500	16,264
Allowance for equity funds used during construction	(16,555)	(16,153)
Other non-cash adjustments to net income, net	12	(571)
Change in:
Accounts receivable	(27,369)	(12,319)
Accounts payable	14,155	(10,016)
Taxes accrued/receivable	35,967	8,172
Other current assets	18,732	7,326
Other current liabilities	(3,004)	(5,451)
Other assets	(5,358)	(1,277)
Other liabilities	(354)	789
Net cash provided by operating activities	362,916	249,815
Investing Activities:
Additions to utility plant	(207,327)	(199,964)
Payments received from transmission project joint funding partners	5,934	6,853
Proceeds from the sale of emission allowances and renewable energy certificates	1,892	969
Purchase of available-for-sale securities	(3,248)	(9,843)
Proceeds from the sale of available-for-sale securities	3,755	14,453
Purchase of life insurance investment	—	(10,000)
Other	46	(108)
Net cash used in investing activities	(198,948)	(197,640)
Financing Activities:
Issuance of long-term debt	—	120,000
Retirement of long-term debt	(1,064)	(101,064)
Dividends on common stock	(83,478)	(77,365)
Net change in short term borrowings	(21,800)	—
Make-whole premium on retirement of long-term debt	—	(13,895)
Other	—	(1,671)
Net cash used in financing activities	(106,342)	(73,995)
Net increase (decrease) in cash and cash equivalents	57,626	(21,820)
Cash and cash equivalents at beginning of the period	44,140	110,756
Cash and cash equivalents at end of the period	$101,766	$88,936
Supplemental Disclosure of Cash Flow Information:
Cash (received from) paid to IDACORP related to income taxes	$(27,556)	$19,796
Cash paid for interest (net of amount capitalized)	$60,208	$60,034
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$23,502	$21,583

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

IDACORP’s significant other wholly-owned subsidiaries include IDACORP Financial Services, Inc. (IFS), an investor in affordable housing and other real estate investments, and Ida-West Energy Company (Ida-West), an operator of small hydroelectric generation projects that satisfy the requirements of the Public Utility Regulatory Policies Act of 1978 (PURPA).

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

Financial Statements

In the opinion of management of IDACORP and Idaho Power, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly each company's consolidated financial position as of September 30, 2017, consolidated results of operations for the three and nine months ended September 30, 2017 and 2016, and consolidated cash flows for the nine months ended September 30, 2017 and 2016. These adjustments are of a normal and recurring nature. These financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters that would be included in full-year financial statements and should be read in conjunction with the audited consolidated financial statements included in IDACORP’s and Idaho Power’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. A change in management's estimates or assumptions could have a material impact on IDACORP's or Idaho Power's respective financial condition and results of operations during the period in which such change occurred.

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

Reclassifications

In these consolidated financial statements, certain immaterial amounts in prior periods' footnotes are reclassified to conform with the current period presentation.

New and Recently Adopted Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is intended to enable users of financial statements to better understand and consistently analyze an entity's revenue across industries, transactions, and geographies. Under the ASU, recognition of revenue occurs when a customer obtains control of promised goods or services. In addition, the ASU requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB amended certain aspects of ASU 2014-09 to clarify the implementation guidance, including clarifications related to principal versus agent considerations, licensing and identifying performance obligations, narrow scope improvements, and practical expedients. The companies have assessed the impacts of ASU 2014-09 on their financial statements and do not expect the new guidance to affect the timing and amount of revenue recognized. However, the presentation and disclosure requirements of the standard will result in a change in the presentation of revenue on the companies' consolidated statements of income as well as expanded disclosures around the disaggregation of revenue. The guidance in ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2017. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years (full retrospective approach) and the other requiring prospective application of the new standard including a cumulative-effect adjustment with disclosure of results under previous standards (modified-retrospective approach). IDACORP and Idaho Power plan to adopt ASU 2014-09 on January 1, 2018, using the modified-retrospective approach.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), intended to improve financial reporting on leasing transactions. The ASU significantly changes the accounting model used by lessees to account for leases, requiring that all material leases be presented on the balance sheet. Under the current model, some leases are classified as capital leases and recorded on the balance sheet while other leases are classified as operating leases and are not recognized on the balance sheet. The new standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The standard must be adopted using a modified retrospective approach. IDACORP and Idaho Power are evaluating the impact of ASU 2016-02 on their financial statements. Specifically, the companies are considering whether the new guidance will affect their accounting for purchase power agreements, easements and rights-of-way, utility pole attachments, and other utility industry-related arrangements. At this time, the companies do not know, and cannot reasonably estimate, the dollar impact of the adoption.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), which amends ASC 230 to clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. The FASB issued the ASU with the intent of reducing diversity in practice with respect to eight types of cash flows. The companies expect the ASU to affect the classification of proceeds from the settlement of corporate-owned life insurance policies and related costs, which will be classified as investing activities under the new guidance. The companies already present debt prepayment and extinguishment costs, proceeds from the settlement of insurance claims (other than corporate-owned life insurance), and distributions received from equity-method investments in accordance with the new guidance. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017. The standard must be adopted retrospectively to all periods presented, unless impracticable to do so. At this time, IDACORP and Idaho Power do not believe the adoption will have a material impact on their financial statements.

In March 2017, the FASB issued ASU 2017-07, Compensation -- Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires employers to disaggregate the service cost component from other components of net periodic benefit costs and to disclose the amounts of net periodic benefit costs that are included in each income statement line item. The standard requires employers to present the service cost component in the same line item as other compensation costs and to present the other components of net periodic benefit costs (which include interest costs, expected return on plan assets, amortization of prior service cost or credits and actuarial gains and losses) separately and outside a subtotal of operating income. In addition, only the service cost component is eligible for capitalization. Idaho Power currently capitalizes amounts of pension or postretirement costs that are insignificant to the consolidated financial statements. The amendments in ASU 2017-07 are effective for interim and annual reporting periods beginning after December 15, 2017. Entities must use (1) a retrospective transition method to adopt the requirement for separate presentation in the income statement of service costs and other components and (2) a prospective transition method to adopt the requirement to limit the capitalization of benefit costs to the service cost component. IDACORP and Idaho Power are evaluating the impact of ASU 2017-07 on their financial statements.

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

Income Tax Expense

The following table provides a summary of income tax expense for the nine months ended September 30 (in thousands):

	IDACORP		Idaho Power
	2017	2016	2017	2016
Income tax at statutory rates (federal and state)	$85,624	$75,736	$84,278	$74,864
Additional accumulated deferred investment tax credits (ADITC) amortization	—	(1,500)	—	(1,500)
First mortgage bond redemption costs	—	(5,583)	—	(5,583)
Share-based compensation	(1,587)	(1,754)	(1,558)	(1,720)
Other(1)	(38,617)	(38,277)	(36,367)	(34,964)
Income tax expense	$45,420	$28,622	$46,353	$31,097
Effective tax rate	20.7%	14.8%	21.5%	16.2%
(1) "Other" is primarily comprised of the net tax effect of Idaho Power's regulatory flow-through tax adjustments. These adjustments are each listed in the rate reconciliation table in Note 2 to the consolidated financial statements included in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2016.

The increases in income tax expense for the nine months ended September 30, 2017, compared with the same period in 2016, were primarily due to greater pre-tax income, the flow-through income tax benefit related to the tax deduction for bond redemption costs incurred in the second quarter of 2016, and tax benefits from distributions from fully-amortized affordable housing investments that were recorded in the third quarter of 2016. On a net basis, Idaho Power’s estimate of its annual 2017 regulatory flow-through tax adjustments is comparable to 2016.

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

Under the October 2014 settlement stipulation, Idaho Power recorded no additional ADITC amortization during the first nine months of 2017, based on Idaho Power's estimate of Idaho ROE for the full-year 2017. During the first nine months of 2016, Idaho Power recorded $1.5 million of additional ADITC amortization, which was reversed later in 2016 as actual financial results exceeded Idaho Power's early estimates.

Valmy Rate Base Adjustment Settlement Stipulations

In May 2017, the IPUC approved a settlement stipulation allowing accelerated depreciation and cost recovery for Idaho Power’s jointly-owned North Valmy coal-fired power plant (Valmy Plant). The settlement stipulation provides for an increase in

Idaho jurisdictional revenues of $13.3 million per year, and (1) levelized collections and associated cost recovery through December 2028, (2) accelerated depreciation on unit 1 through 2019 and unit 2 through 2025, (3) Idaho Power to use prudent and commercially reasonable efforts to end its participation in the operation of unit 1 by the end of 2019 and unit 2 by the end of 2025, and (4) a filing no later than 2020 that would include actual and planned incremental investments in unit 2, including updated financial analysis regarding the lowest costs options for unit 2. The costs intended to be recovered by the increased revenue requirement include current investments as of May 31, 2017, in both units, forecasted unit 1 investments from 2017 through 2019, and forecasted decommissioning costs for unit 1 and unit 2, offset by forecasted operation and maintenance costs savings. The settlement stipulation also provides for the regulatory deferral of the difference between actual revenue requirements and levelized collections, and provides for the regulatory deferral of the difference between actual costs incurred (including accelerated depreciation expense on unit 1 through 2019 and unit 2 through 2025) compared with costs permitted to be recovered during the cost recovery period specified in the settlement stipulation (including depreciation expense through 2028). If actual costs incurred differ from forecasted amounts included in the settlement stipulation, collection or refund of any differences would be subject to regulatory approval.

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

For both the three and nine month periods ended September 30, 2017, the settlement stipulations increased general business revenue collections, general business revenue accruals, net depreciation expense, and income tax expense, including plant-related flow-through tax adjustments. Idaho Power expects the ongoing annual benefit to net income from the Valmy Plant settlement stipulations to decline slightly each year through 2028, primarily due to the annual decline in Valmy Plant-related rate base, which is expected to be fully depreciated by December 31, 2028. Compared with Idaho Power’s estimate of what ongoing net income would have been without the settlement stipulations, the settlement stipulations increased after-tax net income for the first nine months of 2017 by $3.8 million, of which $1.3 million was recorded during the third quarter of 2017.

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

On May 31, 2017, the IPUC issued an order approving a $10.6 million net increase in PCA rates, effective for the 2017-2018 PCA collection period from June 1, 2017, to May 31, 2018. The net increase in PCA rates was primarily due to expected higher power supply costs resulting from new PURPA power purchase agreements and higher coal-fired generation costs, combined with the effect of lower-than-expected actual hydroelectric generation for the 2016-2017 PCA year.  The net increase includes an offsetting $13.0 million refund of previously collected Idaho energy efficiency rider funds. Previously, in May 2016, the IPUC issued an order approving a $17.3 million net increase in PCA rates, effective for the 2016-2017 PCA collection period from June 1, 2016, to May 31, 2017. The net increase in PCA rates included the application of (a) a customer rate credit of $3.2 million for sharing with customers for the year 2015 pursuant to the terms of the October 2014 settlement stipulation described above and (b) a $4.0 million reduction due to the transfer of Idaho energy efficiency rider funds.

Idaho Fixed Cost Adjustment Mechanism

The Idaho jurisdiction fixed cost adjustment (FCA) mechanism is designed to remove Idaho Power’s financial disincentive to invest in energy efficiency programs by separating (or decoupling) the recovery of fixed costs from the variable kilowatt-hour charge and instead linking it to a set amount per customer. The FCA mechanism is adjusted each year to collect, or refund, the difference between the authorized fixed-cost recovery amount and the actual fixed costs recovered by Idaho Power during the year. On May 31, 2017, the IPUC issued an order approving Idaho Power's application requesting an increase of $6.9 million in the FCA from $28.1 million to $35.0 million, with new requested rates effective for the period from June 1, 2017, to May 31, 2018. Previously in May 2016, the IPUC issued an order approving Idaho Power's application requesting an increase of $11.2 million in the FCA from $16.9 million to $28.1 million, with new rates effective for the period from June 1, 2016, to May 31, 2017.

4. NOTES PAYABLE

Credit Facilities

IDACORP and Idaho Power have in place credit facilities that may be used for general corporate purposes and commercial paper backup. The terms and conditions of those credit facilities are as described in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2016. At September 30, 2017, no loans were outstanding under either IDACORP's or Idaho Power's credit facilities. At September 30, 2017, Idaho Power had regulatory authority to incur up to $450 million in principal amount of short-term indebtedness at any one time outstanding.

Balances (in thousands) and interest rates of IDACORP’s and Idaho Power's short-term borrowings were as follows at September 30, 2017, and December 31, 2016:

	September 30, 2017			December 31, 2016
	IDACORP	Idaho Power	Total	IDACORP	Idaho Power	Total
Commercial paper outstanding	$2,425	$—	$2,425	$—	$21,800	$21,800
Weighted-average annual interest rate	1.54%	—%	1.54%	—%	1.13%	1.13%

5. COMMON STOCK

IDACORP Common Stock

During the nine months ended September 30, 2017, IDACORP granted 72,397 restricted stock unit awards to employees and 12,050 shares of common stock to directors but made no original issuances of shares of common stock pursuant to the IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan. As directed by IDACORP, plan administrators of the IDACORP, Inc. Dividend Reinvestment and Stock Purchase Plan and Idaho Power Company Employee Savings Plan use market purchases of IDACORP common stock, as opposed to original issuance of common stock from IDACORP, to acquire shares of IDACORP common stock for the plans. However, IDACORP may determine at any time to use original issuances of common stock under those plans.

Restrictions on Dividends

Idaho Power’s ability to pay dividends on its common stock held by IDACORP and IDACORP’s ability to pay dividends on its common stock are limited to the extent payment of such dividends would violate the covenants in their respective credit facilities or Idaho Power’s Revised Policy and Code of Conduct. A covenant under IDACORP’s credit facility and Idaho Power’s credit facility requires IDACORP and Idaho Power to maintain leverage ratios of consolidated indebtedness to consolidated total capitalization, as defined therein, of no more than 65 percent at the end of each fiscal quarter. At September 30, 2017, the leverage ratios for IDACORP and Idaho Power were 44 percent and 46 percent, respectively. Based on these restrictions, IDACORP’s and Idaho Power’s dividends were limited to $1.3 billion and $1.1 billion, respectively, at September 30, 2017. There are additional facility covenants, subject to exceptions, that prohibit or restrict the sale or disposition of property without consent and any agreements restricting dividend payments to the applicable company from any material subsidiary. At September 30, 2017, IDACORP and Idaho Power were in compliance with the financial covenants.

Idaho Power’s Revised Policy and Code of Conduct relating to transactions between and among Idaho Power, IDACORP, and other affiliates, which was approved by the IPUC in April 2008, provides that Idaho Power will not pay any dividends to

IDACORP that will reduce Idaho Power’s common equity capital below 35 percent of its total adjusted capital without IPUC approval. At September 30, 2017, Idaho Power's common equity capital was 54 percent of its total adjusted capital. Further, Idaho Power must obtain approval of the OPUC before it can directly or indirectly loan funds or issue notes or give credit on its books to IDACORP.

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

6. EARNINGS PER SHARE

The table below presents the computation of IDACORP’s basic and diluted earnings per share for the three and nine months ended September 30, 2017 and 2016 (in thousands, except for per share amounts).

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Numerator:
Net income attributable to IDACORP, Inc.	$90,634	$83,100	$173,567	$165,075
Denominator:
Weighted-average common shares outstanding - basic	50,362	50,296	50,361	50,299
Effect of dilutive securities	59	97	47	62
Weighted-average common shares outstanding - diluted	50,421	50,393	50,408	50,361
Basic earnings per share	$1.80	$1.65	$3.45	$3.28
Diluted earnings per share	$1.80	$1.65	$3.44	$3.28

7. COMMITMENTS

Purchase Obligations

IDACORP's and Idaho Power's purchase obligations did not change materially, outside of the ordinary course of business, during the nine months ended September 30, 2017, except that Idaho Power entered into agreements with solar, biomass, and hydroelectric PURPA-qualifying facilities which increased contractual payment obligations by approximately $85 million over the 20-year terms of the contracts.

Guarantees

Through a self-bonding mechanism, Idaho Power guarantees its portion of reclamation activities and obligations at BCC, of which IERCo owns a one-third interest. This guarantee, which is renewed annually with the Wyoming Department of Environmental Quality, was $57 million at September 30, 2017, representing IERCo's one-third share of BCC's total reclamation obligation. BCC has a reclamation trust fund set aside specifically for the purpose of paying these reclamation costs. At September 30, 2017, the total value of BCC's reclamation trust fund was $97 million. During the nine months ended September 30, 2017, the reclamation trust fund made no distributions for reclamation activity costs associated with the BCC surface mine. BCC periodically assesses the adequacy of the reclamation trust fund and its estimate of future reclamation costs. To ensure that the reclamation trust fund maintains adequate reserves, BCC has the ability to, and does, add a per-ton surcharge to coal sales, all of which are made to the Jim Bridger plant. Because of the existence of the fund and the ability to apply a per-ton surcharge, the estimated fair value of this guarantee is minimal.

IDACORP and Idaho Power enter into financial agreements and power purchase and sale agreements that include indemnification provisions relating to various forms of claims or liabilities that may arise from the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnification provisions cannot be reasonably estimated. IDACORP and Idaho Power periodically evaluate the likelihood of incurring costs under such indemnities based on their historical experience and the evaluation of the specific indemnities. As of September 30, 2017, management believes the likelihood is remote that IDACORP or Idaho Power would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnification obligations. Neither IDACORP nor Idaho Power has recorded any liability on their respective condensed consolidated balance sheets with respect to these indemnification obligations.

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

9. BENEFIT PLANS

Idaho Power has a noncontributory defined benefit pension plan (pension plan) and two nonqualified defined benefit plans for certain senior management employees called the Security Plan for Senior Management Employees I and Security Plan for Senior Management Employees II (collectively, SMSP). Idaho Power also has a nonqualified defined benefit pension plan for directors that was frozen in 2002. Remaining vested benefits from that plan are included with the SMSP in the disclosures below. The benefits under the pension plan are based on years of service and the employee’s final average earnings. Idaho Power also maintains a defined benefit postretirement benefit plan (consisting of health care and death benefits) that covers all employees who were enrolled in the active-employee group plan at the time of retirement as well as their spouses and qualifying dependents. The following table shows the components of net periodic benefit costs for the pension, SMSP, and postretirement benefits plans for the three months ended September 30, 2017 and 2016 (in thousands).

	Pension Plan		SMSP		Postretirement Benefits
	2017	2016	2017	2016	2017	2016
Service cost	$8,436	$8,004	$189	$307	$244	$279
Interest cost	9,739	9,453	1,079	1,069	695	692
Expected return on plan assets	(11,285)	(10,519)	—	—	(576)	(619)
Amortization of prior service cost	7	15	31	42	11	7
Amortization of net loss	3,298	3,332	742	883	—	—
Net periodic benefit cost	10,195	10,285	2,041	2,301	374	359
Regulatory deferral of net periodic benefit cost(1)	(9,708)	(9,826)	—	—	—	—
Previously deferred pension costs recognized(1)	4,288	4,288	—	—	—	—
Net periodic benefit cost recognized for financial reporting(1)	$4,775	$4,747	$2,041	$2,301	$374	$359
 (1) Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, the Idaho portion of net periodic benefit cost is recorded as a regulatory asset and is recognized in the income statement as those costs are recovered through rates.

The table below shows the components of net periodic benefit costs for the pension, SMSP, and postretirement benefits plans for the nine months ended September 30, 2017 and 2016 (in thousands of dollars).

	Pension Plan		SMSP		Postretirement Benefits
	2017	2016	2017	2016	2017	2016
Service cost	$25,307	$24,014	$569	$921	$730	$837
Interest cost	29,217	28,360	3,236	3,206	2,087	2,075
Expected return on plan assets	(33,854)	(31,560)	—	—	(1,730)	(1,856)
Amortization of prior service cost	21	44	95	126	35	20
Amortization of net loss	9,893	9,998	2,223	2,649	—	—
Net periodic benefit cost	30,584	30,856	6,123	6,902	1,122	1,076
Regulatory deferral of net periodic benefit cost(1)	(28,991)	(29,508)	—	—	—	—
Previously deferred pension costs recognized(1)	12,865	12,865	—	—	—	—
Net periodic benefit cost recognized for financial reporting(1)	$14,458	$14,213	$6,123	$6,902	$1,122	$1,076
 (1) Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, the Idaho portion of net periodic benefit cost is recorded as a regulatory asset and is recognized in the income statement as those costs are recovered through rates.

Idaho Power has no minimum contribution requirement to its defined benefit pension plan in 2017. However, during the nine months ended September 30, 2017, Idaho Power made $40 million of discretionary contributions to its defined benefit pension plan, in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions and to mitigate the cost of being in an underfunded position. The primary impact of pension contributions is on the timing of cash flows, as the timing of cost recovery lags behind contributions.

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

The table below presents the gains and losses on derivatives not designated as hedging instruments for the three and nine months ended September 30, 2017 and 2016 (in thousands).

		Gain/(Loss) on Derivatives Recognized in Income(1)
	Location of Realized Gain/(Loss) on Derivatives Recognized in Income	Three months ended September 30,		Nine months ended September 30,
		2017	2016	2017	2016
Financial swaps	Off-system sales	$(309)	$(16)	$864	$1,379
Financial swaps	Purchased power	904	710	169	861
Financial swaps	Fuel expense	883	(657)	1,549	(3,099)
Financial swaps	Other operations and maintenance	(45)	(16)	(126)	(166)
Forward contracts	Purchased power	(3)	24	(13)	24
Forward contracts	Fuel expense	—	49	3	139
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

Derivative Instrument Summary

The table below presents the fair values and locations of derivative instruments not designated as hedging instruments recorded on the balance sheets and reconciles the gross amounts of derivatives recognized as assets and as liabilities to the net amounts presented in the balance sheets at September 30, 2017, and December 31, 2016 (in thousands).

		Asset Derivatives				Liability Derivatives
	Balance Sheet Location	Gross Fair Value	Amounts Offset		Net Assets	Gross Fair Value	Amounts Offset		Net Liabilities

September 30, 2017
Current:
Financial swaps	Other current assets	$332	$(234)		$98	$234	$(234)		$—
Financial swaps	Other current liabilities	140	(140)		—	919	(140)		779
Forward contracts	Other current assets	3	—		3	—	—		—
Long-term:
Financial swaps	Other assets	38	(3)		35	3	(3)		—
Financial swaps	Other liabilities	15	(15)		—	127	(90)	(1)	37
Total		$528	$(392)		$136	$1,283	$(467)		$816
December 31, 2016
Current:
Financial swaps	Other current assets	$8,134	$(2,183)	(2)	$5,951	$302	$(302)		$—
Total		$8,134	$(2,183)		$5,951	$302	$(302)		$—

(1) Long-term liability derivative amount offset includes $0.1 million of collateral receivable for the period ended September 30, 2017.
(2) Current asset derivative amount offset includes $1.9 million of collateral payable for the period ended December 31, 2016.

The table below presents the volumes of derivative commodity forward contracts and swaps outstanding at September 30, 2017 and 2016 (in thousands of units).

		September 30,
Commodity	Units	2017	2016
Electricity purchases	MWh	122	130
Electricity sales	MWh	162	143
Natural gas purchases	MMBtu	7,975	7,977
Natural gas sales	MMBtu	230	70
Diesel purchases	Gallons	304	267

Credit Risk

At September 30, 2017, Idaho Power did not have material credit risk exposure from financial instruments, including derivatives. Idaho Power monitors credit risk exposure through reviews of counterparty credit quality, corporate-wide counterparty credit exposure, and corporate-wide counterparty concentration levels. Idaho Power manages these risks by establishing credit and concentration limits on transactions with counterparties and requiring contractual guarantees, cash deposits, or letters of credit from counterparties or their affiliates, as deemed necessary. Idaho Power’s physical power contracts are commonly under Western Systems Power Pool agreements, physical gas contracts are usually under North American Energy Standards Board contracts, and financial transactions are usually under International Swaps and Derivatives Association, Inc. contracts. These contracts contain adequate assurance clauses requiring collateralization if a counterparty has debt that is downgraded below investment grade by at least one rating agency.

Credit-Contingent Features

Certain Idaho Power derivative instruments contain provisions that require Idaho Power's unsecured debt to maintain an investment grade credit rating from Moody's Investors Service and Standard & Poor's Ratings Services. If Idaho Power's unsecured debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position at September 30, 2017 was $1.3 million. Idaho Power posted $0.4 million cash collateral related to this amount. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2017, Idaho Power would have been required to pay or post collateral to its counterparties up to an additional $4.7 million to cover the open liability positions as well as completed transactions that have not yet been paid.

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

IDACORP’s and Idaho Power’s assessment of a particular input's significance to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy. An item recorded at fair value is reclassified among levels when changes in the nature of valuation inputs cause the item to no longer meet the criteria for the level in which it was previously categorized. There were no transfers between levels or material changes in valuation techniques or inputs during the nine months ended September 30, 2017.

The table below presents information about IDACORP’s and Idaho Power’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2017, and December 31, 2016 (in thousands).

	September 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds
IDACORP	$—	$—	$—	$—	$15,000	$—	$—	$15,000
Idaho Power	45,495	—	—	45,495	29,967	—	—	29,967
Derivatives	133	3	—	136	5,951	—	—	5,951
Trading securities: Equity securities	84	—	—	84	111	—	—	111
Available-for-sale securities: Equity securities	23,475	—	—	23,475	23,908	—	—	23,908
Liabilities:
Derivatives	816	—	—	816	—	—	—	—

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

The table below presents the carrying value and estimated fair value of financial instruments that are not reported at fair value, as of September 30, 2017, and December 31, 2016, using available market information and appropriate valuation methodologies (in thousands).

	September 30, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
IDACORP
Assets:
Notes receivable(1)	$3,804	$3,804	$3,804	$3,804
Liabilities:
Long-term debt(1)	1,745,746	1,906,113	1,745,678	1,858,666
Idaho Power
Liabilities:
Long-term debt(1)	1,745,746	1,906,113	1,745,678	1,858,666
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

IDACORP’s other operating segments are below the quantitative and qualitative thresholds for reportable segments and are included in the "All Other" category in the table below. This category is comprised of IFS’s investments in affordable housing and historic rehabilitation projects, Ida-West’s joint venture investments in small hydroelectric generation projects, and IDACORP’s holding company expenses.

The table below summarizes the segment information for IDACORP’s utility operations and the total of all other segments, and reconciles this information to total enterprise amounts (in thousands).

	Utility Operations	All Other	Eliminations	Consolidated Total
Three months ended September 30, 2017:
Revenues	$406,655	$1,669	$—	$408,324
Net income attributable to IDACORP, Inc.	88,329	2,305	—	90,634
Total assets as of September 30, 2017	6,321,917	116,718	(71,452)	6,367,183
Three months ended September 30, 2016:
Revenues	$371,474	$571	$—	$372,045
Net income attributable to IDACORP, Inc.	80,029	3,071	—	83,100
Nine months ended September 30, 2017:
Revenues	$1,040,387	$3,487	$—	$1,043,874
Net income attributable to IDACORP, Inc.	169,192	4,375	—	173,567
Nine months ended September 30, 2016:
Revenues	$966,451	$1,986	$—	$968,437
Net income attributable to IDACORP, Inc.	160,370	4,705	—	165,075

13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

The table below presents changes in components of accumulated other comprehensive income (AOCI), net of tax, during the three and nine months ended September 30, 2017 and 2016 (in thousands). Items in parentheses indicate charges to AOCI.

	Defined Benefit Pension Items
	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Balance at beginning of period	$(19,941)	$(20,149)	$(20,882)	$(21,276)
Amounts reclassified out of AOCI	471	563	1,412	1,690
Balance at end of period	$(19,470)	$(19,586)	$(19,470)	$(19,586)

The table below presents amounts reclassified out of components of AOCI and the income statement location of those amounts reclassified during the three and nine months ended September 30, 2017 and 2016 (in thousands). Items in parentheses indicate increases to net income.

	Amount Reclassified from AOCI
Details About AOCI	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Amortization of defined benefit pension items(1)
Prior service cost	$31	$42	$95	$126
Net loss	742	883	2,223	2,649
Total before tax	773	925	2,318	2,775
Tax benefit(2)	(302)	(362)	(906)	(1,085)
Net of tax	471	563	1,412	1,690
Total reclassification for the period	$471	$563	$1,412	$1,690
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
IDACORP, Inc.
Boise, Idaho

We have reviewed the accompanying condensed consolidated balance sheet of IDACORP, Inc. and subsidiaries (the “Company”) as of September 30, 2017, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2017 and 2016, and of equity and cash flows for the nine-month periods ended September 30, 2017 and 2016. These interim financial statements are the responsibility of the Company’s management.

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
November 2, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Idaho Power Company
Boise, Idaho

We have reviewed the accompanying condensed consolidated balance sheet of Idaho Power Company and subsidiary (the “Company”) as of September 30, 2017, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2017 and 2016, and of cash flows for the nine-month periods ended September 30, 2017 and 2016. These interim financial statements are the responsibility of the Company’s management.

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
November 2, 2017

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

Idaho Power is the parent of Idaho Energy Resources Co. (IERCo), a joint venturer in Bridger Coal Company (BCC), which mines and supplies coal to the Jim Bridger generating plant owned in part by Idaho Power. IDACORP’s other significant subsidiaries include IDACORP Financial Services, Inc. (IFS), an investor in affordable housing and other real estate investments, and Ida-West Energy Company, an operator of small hydroelectric generation projects that satisfy the requirements of the Public Utility Regulatory Policies Act of 1978 (PURPA).

EXECUTIVE OVERVIEW

Management's Outlook and Company Initiatives

In the Annual Report on Form 10-K for the year ended December 31, 2016, IDACORP's and Idaho Power's management included a brief overview of their outlook and initiatives for the companies for 2017 and beyond, under the headings "Executive Overview - Management's Outlook" and "2016 Accomplishments and 2017 Initiatives" in the MD&A. As of the date of this report, management's outlook remains consistent with that discussion. Most notably:

•
Idaho Power continues to expect positive customer growth in its service area, and continues to participate in and support state and local economic development initiatives aimed at responsible and sustainable growth. During the first nine months of 2017, Idaho Power's customer count grew by approximately 7,400 customers, and for the twelve months ended September 30, 2017, the customer growth rate was 1.8 percent. On July 7, 2017, Idaho Power recorded a new record system peak as total demand of 3,422 MW exceeded the previous record peak demand of 3,407 MW set on July 2, 2013.

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

•
Economic Conditions and Loads: Economic conditions impact consumer demand for electricity and revenues, collectability of accounts, the volume of off-system sales, and the need to construct and improve infrastructure, purchase power, and implement programs to meet customer load demands. In recent years, Idaho Power has seen growth in the number of customers in its service area. Over the 12 months ended September 30, 2017, customer count grew by 1.8 percent. Idaho Power expects its number of customers to continue to increase in the foreseeable future. Employment in Idaho Power's service area grew by approximately 2.6 percent over the twelve months ended September 30, 2017, based on Idaho Department of Labor preliminary September 2017 data. Idaho Power has in recent years supported State of Idaho-coordinated efforts to promote economic development with an emphasis on attracting industrial and commercial customers to its service area.

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

Idaho Power’s 2017 IRP identifies its preferred resource portfolio and action plan. The IRP provides for the completion of the Boardman-to-Hemingway transmission line by 2026, the end of Idaho Power's participation in coal-fired operations at the North Valmy coal-fired power plant (Valmy Plant) units 1 and 2 in 2019 and 2025, respectively, and the early retirement of Jim Bridger units 1 and 2 in 2032 and 2028, respectively, with no other new resource needs prior to 2026.

•
Rate Base Growth and Infrastructure Investment: As noted above, the rates established by the IPUC and OPUC are determined so as to provide an opportunity for Idaho Power to recover authorized operating expenses and earn a reasonable return on "rate base." Rate base is generally determined by reference to the original cost (net of accumulated depreciation) of utility plant in service, subject to various adjustments for deferred taxes and other items. Over time, rate base is increased by additions to utility plant in service and reduced by depreciation and retirement of utility plant and write-offs as authorized by the IPUC and OPUC. In recent years, Idaho Power has been pursuing significant enhancements to its utility infrastructure, including the ongoing permitting of the Boardman-to-Hemingway and Gateway West transmission projects, in an effort to ensure an adequate supply of electricity, to provide service to new customers, and to maintain system reliability. Idaho Power's existing hydroelectric and thermal generation facilities also require continuing upgrades and component replacement, and the company is undertaking a significant relicensing effort for the Hells Canyon Complex (HCC), its largest hydroelectric generation resource. Idaho Power expects to include completed capital projects in its next general rate case or, in circumstances where appropriate, a single-issue rate case for individual projects with a significant capital cost. Depending on the outcome of the regulatory process and factors such as the rate of return authorized by the IPUC and OPUC, this growth in rate base has the potential to increase Idaho Power's revenues and earnings.

•
Weather Conditions: Weather and agricultural growing conditions have a significant impact on Idaho Power's energy sales and the seasonality of those sales. Relatively low and high temperatures result in greater energy use for heating and cooling, respectively. During the agricultural growing season, which in large part occurs during the second and third quarters, irrigation customers use electricity to operate irrigation pumps, and weather conditions can impact the timing and extent of use of those pumps. Idaho Power also has tiered rates and seasonal rates, which contribute to increased revenues during higher-load periods, most notably during the third quarter of each year when overall customer demand is highest. Much of the adverse or favorable impact of weather on sales of energy to residential and small commercial customers is mitigated through the Idaho fixed cost adjustment (FCA) mechanism, which is described in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements in this report. Temperatures in Idaho Power's service area during the third quarter of 2017 were warmer than normal and warmer than temperatures in the third quarter of 2016. The warmer temperatures resulted in increased sales volumes on a per-customer basis, primarily for residential customers using energy for cooling, in the third quarter of 2017 compared with the third quarter of 2016.

Further, as Idaho Power's hydroelectric facilities comprise nearly one-half of Idaho Power's nameplate generation capacity, precipitation levels impact the mix of Idaho Power's generation resources. When hydroelectric generation is reduced, Idaho Power must rely on more expensive generation sources and purchased power. When favorable hydroelectric generating conditions exist for Idaho Power, they also may exist for other Pacific Northwest hydroelectric facility operators, lowering regional wholesale market prices and impacting the revenue Idaho Power receives from off-system sales of its excess power. Much of the adverse or favorable impact of this volatility is addressed through the Idaho and Oregon power cost adjustment mechanisms. For 2017, Idaho Power expects generation from its hydroelectric resources to be in the range of 8.5 to 9.0 million MWh, compared with 20-year average annual hydroelectric generation of 7.6 million MWh. Under median water conditions, Idaho Power's hydroelectric facilities would currently provide annual generation of approximately 8.4 million MWh.

•
Mitigation of Impact of Fuel and Purchased Power Expense: In addition to hydroelectric generation, Idaho Power relies significantly on coal and natural gas to fuel its generation facilities and power purchases in the wholesale markets. Fuel costs are impacted by electricity sales volumes, the terms of contracts for fuel, Idaho Power's generation capacity, the availability of hydroelectric generation resources, transmission capacity, energy market prices, and Idaho Power's hedging program for managing fuel costs. Over the past few years, low natural gas prices have made operation of Idaho Power's natural gas power plants more economical, resulting in increased operation of those plants and decreased operation of coal-fired plants. Idaho Power plans to end its participation in the operation of the Valmy Plant, of which Idaho Power owns a 50-percent interest, by the end of 2025, and in the second quarter of 2017 the IPUC and OPUC approved settlement stipulations providing for accelerated depreciation and cost recovery of the facility. Idaho Power also intends to cease coal-fired operations at the Boardman coal-fired plant, of which Idaho Power owns a 10-percent interest, by December 2020. Purchased power costs are impacted by the terms of contracts for purchased power, the rate of expansion of alternative energy generation sources such as wind or solar energy, and wholesale energy market prices. The Idaho and Oregon power cost adjustment mechanisms mitigate in large part the potential adverse impacts of fluctuations in power supply costs to Idaho Power.

•
Changes in legislation, regulation, and government policy as a result of the new federal administration: The federal administration's proposed changes with respect to legislation, regulation, and government policy could significantly impact IDACORP’s and Idaho Power’s businesses and the electric utility industry. Specific legislative and regulatory proposals discussed before and after the 2016 presidential and congressional elections that could have a material impact on IDACORP and Idaho Power include, but are not limited to, reform of the federal tax code, infrastructure renewal programs, modifications to public company reporting requirements, and environmental regulation. During the first nine months of 2017, the new federal administration issued executive orders directed at changing or eliminating federal regulations that may affect Idaho Power's operations and environmental-related expenses, as described in "Environmental Matters" in this MD&A.

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

Summary of Financial Results

The following is a summary of Idaho Power's net income, net income attributable to IDACORP, and IDACORP's earnings per diluted share for the three and nine months ended September 30, 2017 and 2016 (in thousands, except earnings per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Idaho Power net income	$88,329	$80,029	$169,192	$160,370
Net income attributable to IDACORP, Inc.	$90,634	$83,100	$173,567	$165,075
Average outstanding shares – diluted	50,421	50,393	50,408	50,361
IDACORP, Inc. earnings per diluted share	$1.80	$1.65	$3.44	$3.28

The table below provides a reconciliation of net income attributable to IDACORP for the three and nine months ended September 30, 2017, from the same periods in 2016 (items are in millions and are before related income tax impact unless otherwise noted).

	Three months ended		Nine months ended
Net income attributable to IDACORP, Inc. - September 30, 2016		$83.1		$165.1
Increase (decrease) in Idaho Power net income:
Customer growth, net of associated power supply costs and power cost adjustment mechanism impacts	2.3		7.0
Usage per customer, net of associated power supply costs and power cost adjustment mechanism impacts	12.0		12.2
FCA revenues	(7.4)		(13.7)
Increase in revenues per MWh, net of associated power supply costs and power cost adjustment mechanism impacts	14.3		30.3
Third-party use of electric property, wheeling, and other revenue	2.1		9.1
Other operating and maintenance (O&M) expenses	2.9		0.4
Depreciation expense	(4.2)		(14.8)
Other changes in operating revenues and expenses, net	(0.4)		(0.8)
Increase in Idaho Power operating income	21.6		29.7
Earnings of unconsolidated equity-method investments	(7.0)		(6.5)
Non-operating income and expenses	(0.7)		0.9
Additional ADITC amortization	(1.0)		(1.5)
Income tax expense (excluding additional ADITC amortization)	(4.6)		(13.8)
Total increase in Idaho Power net income		8.3		8.8
Other changes (net of tax)		(0.8)		(0.3)
Net income attributable to IDACORP, Inc. - September 30, 2017		$90.6		$173.6

Net Income - Third Quarter 2017

IDACORP's net income increased $7.5 million for the third quarter of 2017 compared with the third quarter of 2016, primarily due to higher net income at Idaho Power. Continued customer growth in Idaho Power's service area, higher sales volumes resulting from warmer summer temperatures in Idaho Power's service area, lower other O&M expenses, and the net effects of the Valmy Plant settlement stipulations in the third quarter of 2017 contributed to the increase in net income.
Customer growth increased operating income by $2.3 million in the third quarter of 2017, as the number of Idaho Power customers grew by 1.8 percent over the twelve months ended September 30, 2017. Warmer summer temperatures in Idaho Power's service area in the third quarter of 2017 led to an increase in sales volumes on a per-customer basis, primarily for residential customers using energy for cooling, compared with the third quarter of 2016, while higher levels of commercial and industrial activity also led to an increase in sales volumes on a per customer basis for commercial and industrial customers. The increases in sales volumes on a per-customer basis increased operating income by $12.0 million in the third quarter of 2017 compared with the third quarter of 2016. The increase in revenues from increased sales volumes was partially offset by the FCA mechanism, which reduced revenues by $7.4 million during the third quarter of 2017 compared with the third quarter of 2016. The warmer summer temperatures also caused an increase in the proportion of residential sales in higher rate categories under Idaho Power's tiered rate structure, partially contributing to a $14.3 million increase in operating income.

In the second quarter of 2017, the IPUC and OPUC each approved settlement stipulations related to Idaho Power’s plan to end its participation in coal-fired operations at the Valmy Plant by the end of 2025. The settlement stipulations resulted in increased general business revenue collections and general business revenue accruals in the third quarter of 2017 (included in the $14.3 million "Increase in revenues per MWh, net of associated power supply costs and power cost adjustment mechanism impacts" in the table above), increased net depreciation expense (included in the $4.2 million increase in "Depreciation expense" in the table above), and increased associated income tax expenses for the quarter, including plant-related flow-through tax adjustments.

For both the third quarter and nine months ended September 30, 2017, the settlement stipulations increased general business revenue collections, general business revenue accruals, net depreciation expense, and income tax expense. The ongoing annual benefit to net income from the Valmy Plant settlement stipulations is expected to decline slightly each year through 2028, primarily due to the annual decline in Valmy Plant-related rate base, which is expected to be fully depreciated by December 31, 2028. Compared with Idaho Power’s estimate of what ongoing net income would have been without the settlement stipulations, the settlement stipulations increased after-tax net income for the first nine months of 2017 by $3.8 million, of which $1.3 million was recorded during the third quarter of 2017. Idaho Power estimates the Valmy Plant settlement stipulations will increase after-tax net income by approximately $1.4 million during the last three months of 2017 for a full-year 2017 increase to after-tax net income of approximately $5.2 million.

During the third quarter of 2017, Idaho Power benefited from a $2.1 million increase in third-party use of electric property, wheeling, and other revenue. This change was largely due to an increase in wheeling volumes and an increase in Idaho Power's Open Access Transmission Tariff (OATT) rates that became effective in October 2016.

Other O&M expenses were $2.9 million lower in the third quarter of 2017 compared with the third quarter in 2016, as lower generation at Idaho Power's thermal plants and the timing of an annual maintenance outage at the Jim Bridger coal-fired plant resulted in lower O&M costs.

Income from Idaho Power's unconsolidated investment in BCC decreased non-operating income by $7.0 million in the third quarter of 2017 compared with the same quarter in 2016, primarily due to a decrease in coal sales prices and volumes at BCC.

Idaho Power income tax expense increased $5.6 million in the third quarter of 2017 compared with the third quarter of 2016, due mostly to higher pre-tax income and tax benefits from distributions from fully-amortized affordable housing investments that were recorded during the third quarter of 2016. There were no significant distributions from fully-amortized affordable housing investments in the third quarter of 2017. Also, based on Idaho Power's current expectations of full-year 2017 results, Idaho Power did not record any additional ADITC amortization under its Idaho regulatory settlement stipulation during the third quarter of 2017 and does not expect additional ADITC amortization for the full-year 2017. During the third quarter of 2016, Idaho Power recorded $1.0 million of additional ADITC amortization.

Net Income - Year-to-Date 2017
IDACORP's net income increased $8.5 million, primarily from higher net income at Idaho Power, for the first nine months of 2017 compared with the same period in 2016. Customer growth added $7.0 million to Idaho Power operating income compared with the first nine months of 2016. Higher usage per customer in the first nine months of 2017 compared with the same period in 2016 contributed $12.2 million to operating income, due mostly to higher usage per customer in the third quarter of 2017 described above. Warmer summer temperatures and colder winter temperatures during the first nine months of 2017 compared with the same period in 2016 led to a greater proportion of residential sales in higher rate categories under Idaho Power's tiered rate structure. These residential sales contributed to the $30.3 million increase in operating income from the increase in revenues per MWh. The FCA mechanism reduced operating income by $13.7 million during the first nine months of 2017 compared with the first nine months of 2016. As noted above, the settlement stipulations related to the Valmy Plant approved in the second quarter of 2017 added $3.8 million to after-tax net income for the first nine months of 2017. During the first nine months of 2017, Idaho Power benefited from a $9.1 million increase in third-party use of electric property, wheeling, and other revenue. This change was largely due to an increase in wheeling volumes, an increase in Idaho Power's OATT rates that became effective in October 2016, and a new long-term wheeling agreement that became effective in July 2016.

A decrease in income from Idaho Power's unconsolidated investment in BCC decreased non-operating income by $6.5 million in the first nine months of 2017 compared with the first nine months in 2016, primarily due to a decrease in coal sales prices and higher expenses at BCC. Idaho Power anticipates that higher coal sales prices will increase income from BCC in the fourth quarter of 2017 compared with the fourth quarter of 2016. Despite the expected fourth quarter increase in income from BCC this year, Idaho Power expects income from BCC for the full year of 2017 to be slightly below the income from BCC in 2016.

Idaho Power's income tax expense was $15.3 million higher primarily due to higher pre-tax income, the $5.6 million flow-through benefit of tax deductible make-whole premiums that Idaho Power paid in connection with the early redemption of long-term debt in the first nine months of 2016, and tax benefits from distributions from fully-amortized affordable housing investments that were also recorded in 2016. There were no early redemptions of long-term debt or significant distributions from fully-amortized affordable housing investments in the first nine months of 2017. Also, based on Idaho Power's current expectations of full-year 2017 results, Idaho Power did not record any additional ADITC amortization under its Idaho regulatory settlement stipulation during the first nine months of 2017. During the first nine months of 2016, Idaho Power recorded $1.5 million of additional ADITC amortization.

RESULTS OF OPERATIONS

This section of MD&A takes a closer look at the significant factors that affected IDACORP’s and Idaho Power’s earnings during the three and nine months ended September 30, 2017. In this analysis, the results for the three and nine months ended September 30, 2017, are compared with the same periods in 2016.

Utility Operations

The table below presents Idaho Power’s energy sales and supply (in thousands of MWh) for the three and nine months ended September 30, 2017 and 2016.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
General business sales	4,438	4,156	11,309	10,933
Off-system sales	216	224	1,806	837
Total energy sales	4,654	4,380	13,115	11,770
Hydroelectric generation	1,991	1,331	7,169	5,191
Coal generation	1,236	1,487	2,578	2,961
Natural gas and other generation	665	712	1,067	1,557
Total system generation	3,892	3,530	10,814	9,709
Purchased power	1,115	1,164	3,269	2,951
Line losses	(353)	(314)	(968)	(890)
Total energy supply	4,654	4,380	13,115	11,770

Sales Volume and Generation: In the third quarter of 2017, general business sales volumes increased 282 thousand MWh, or 7 percent, compared with the third quarter of 2016. During the first nine months of 2017, general business sales volumes increased 376 thousand MWh, or 3 percent, compared with the first nine months of the prior year. Cooling degree days for the three and nine months ended September 30, 2017, were 53 percent and 34 percent higher, respectively, which increased the use of electricity for cooling purposes. Heating degree days for the first nine months of 2017 were 27 percent higher than the same period in 2016, which increased the use of electricity for heating purposes. In addition, customer growth contributed to increased sales volumes in 2017 compared with 2016, with the number of Idaho Power's customers growing by 1.8 percent over the prior twelve months. Usage per irrigation customer was approximately 11 percent lower in the first nine months of 2017 compared with the same period in 2016, as precipitation in the Idaho Power service area during the nine months ended September 30, 2017, was significantly higher than in the same periods of 2016, which reduced usage by irrigation customers, particularly in the first six months of 2017.

Off-system sales volumes in the third quarter of 2017 were relatively flat compared with the third quarter of 2016, as an increase in hydroelectric generation supported the increased general business sales, resulting in a consistent amount of energy available for off-system sales. Off-system sales volumes increased 969 thousand MWh, or 116 percent, in the first nine months of 2017 compared with the first nine months of 2016 due primarily to increased hydroelectric generation exceeding the increased general business sales, resulting in more energy available for off-system sales. For the third quarter and first nine months of 2017, hydroelectric generation comprised 51 percent and 66 percent of Idaho Power's total system generation, respectively, compared with 38 percent and 53 percent, respectively, for the third quarter and first nine months of 2016. Generation from Idaho Power's hydroelectric plants increased due to significantly greater precipitation in the first nine months of 2017. Precipitation in Boise, Idaho (measured in inches) was 131 percent higher in the first nine months of 2017 compared with the same period in 2016, and 58 percent above normal. For 2017, Idaho Power estimates annual generation from its hydroelectric facilities will be between 8.5 million MWh and 9.0 million MWh. An increase in hydroelectric generation throughout the northwest United States increased surplus power available for sale by utilities and decreased Idaho Power's wholesale power sales prices approximately 28 percent for the first nine months of 2017 compared with the first nine months of 2016.

The financial impacts of fluctuations in off-system sales, purchased power, fuel expense, and other power supply-related expenses are addressed in Idaho Power's Idaho and Oregon power cost adjustment mechanisms, which are described later in this MD&A.

General Business Revenues: The table below presents Idaho Power’s general business revenues (in thousands) and MWh sales volumes (in thousands) for the three and nine months ended September 30, 2017 and 2016, and the number of customers as of September 30, 2017 and 2016.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue
Residential	$145,555	$130,952	$410,245	$376,492
Commercial	89,305	81,062	242,565	227,442
Industrial	52,771	48,979	147,995	136,617
Irrigation	89,370	84,264	146,363	153,301
Total	377,001	345,257	947,168	893,852
Deferred revenue related to HCC relicensing AFUDC(1)	(3,432)	(3,432)	(8,366)	(8,366)
Total general business revenues	$373,569	$341,825	$938,802	$885,486
Volume of Sales (MWh)
Residential	1,395	1,222	3,993	3,640
Commercial	1,112	1,034	3,090	2,984
Industrial	855	820	2,496	2,402
Irrigation	1,076	1,080	1,730	1,907
Total MWh sales	4,438	4,156	11,309	10,933
Number of customers at period end
Residential	450,857	442,284
Commercial	70,066	69,145
Industrial	120	123
Irrigation	20,914	20,641
Total customers	541,957	532,193
(1) As part of its January 30, 2009 general rate case order, the IPUC is allowing Idaho Power to recover the allowance for funds used during construction (AFUDC) on construction work in progress related to the HCC relicensing process, even though the relicensing process is not yet complete and the costs have not been moved to electric plant in service. Idaho Power is collecting approximately $10.7 million annually in the Idaho jurisdiction but is deferring revenue recognition of the amounts collected until the license is issued and the accumulated license costs approved for recovery are placed in service.

Changes in rates, changes in customer demand, and changes in FCA revenues are the primary reasons for fluctuations in general business revenue from period to period. The primary influences on customer demand for electricity are weather and economic conditions. Extreme temperatures increase sales to customers who use electricity for cooling and heating, while moderate temperatures decrease sales. Precipitation levels and the timing of precipitation during the agricultural growing season also affect sales to customers who use electricity to operate irrigation pumps. Rates are also seasonally adjusted, providing for higher rates during peak load periods, and residential customer rates are tiered, providing for higher rates based on higher levels of usage. The seasonal and tiered rate structures contribute to seasonal fluctuations in revenues and earnings. For purposes of illustration, Boise, Idaho weather-related information for the three and nine months ended September 30, 2017 and 2016, is presented in the table that follows.

	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Normal	2017	2016	Normal (2)
Heating degree-days(1)	131	97	121	3,442	2,715	3,320
Cooling degree-days(1)	1,108	722	751	1,341	1,000	934
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

General business revenues increased $31.7 million and $53.3 million for the three and nine months ended September 30, 2017, respectively, compared with the same periods in 2016. Factors affecting general business revenues during the period are discussed below.

•
Rates: Rate changes increased general business revenue by $13.3 million and $34.1 million for the three and nine months ended September 30, 2017, respectively, compared with the same periods in 2016. In the second quarter of 2017, the IPUC and OPUC each approved settlement stipulations related to Idaho Power’s plan to end its participation in coal-fired operations at the Valmy Plant by the end of 2025, which increased general business revenue collections and general business revenue accruals for the three and nine months ended September 30, 2017 compared with the same periods in 2016. Also, colder winter temperatures in early 2017 and warmer summer temperatures during the third quarter of 2017 led to a greater proportion of residential sales in higher rate categories in Idaho Power's tiered rate structure in the third quarter and first nine months of 2017 compared with the same periods in the prior year.

•
Customers: Customer growth increased general business revenue by $2.8 million and $9.5 million, respectively, compared with the third quarter and first nine months of 2016. Total customers increased 1.8 percent during the twelve months ended September 30, 2017.

•
Usage: Higher usage (on a per customer basis) by residential, industrial, and commercial customers increased general business revenue by $23.1 million for the third quarter of 2017 and $23.5 million for the first nine months of 2017 when compared with the same periods of 2016. Increased usage in both periods was primarily the result of warmer summer temperatures and colder winter temperatures in Idaho Power's service area, which increased usage by residential customers for cooling and heating. Cooling degree days were significantly higher in the third quarter and first nine months of 2017 compared with the same periods in 2016, and heating degree days were also significantly higher in the first nine months of 2017. These increases in usage were partially offset by an 11 percent decrease in usage per irrigation customer due to increased precipitation in Idaho Power's service area during the nine months ended September 30, 2017 compared with the same period in 2016, particularly in the first six months of 2017.

•
FCA Revenue: The FCA mechanism adjusts revenue each year to collect, or refund, the difference between the authorized fixed-cost recovery amount and the actual fixed costs recovered by Idaho Power during the year. Higher usage (on a per customer basis) by residential and small general service customers during the three and nine months ended September 30, 2017, compared with the same periods in 2016, decreased the amount of FCA revenue accrued by $7.4 million and $13.7 million for the third quarter and first nine months of 2017, respectively, compared with the same periods in 2016. Idaho Power did not accrue or defer FCA revenue in the third quarter of 2017, but Idaho Power accrued $7.4 million of FCA revenue in the third quarter of 2016. Idaho Power accrued $8.7 million of FCA revenue in the first nine months of 2017 compared with an accrual of $22.4 million in the same period in 2016.

Off-System Sales: Off-system sales consist primarily of long-term sales contracts and opportunity sales of surplus system energy. The table below presents Idaho Power’s off-system sales for the three and nine months ended September 30, 2017 and 2016 (in thousands, except for per MWh amounts).

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue	$6,710	$6,143	$25,609	$16,532
MWh sold	216	224	1,806	837
Revenue per MWh	$31.06	$27.42	$14.18	$19.75

In the third quarter of 2017, off-system sales revenue increased by $0.6 million compared with the same period in 2016. For the first nine months of 2017, off-system sales revenue increased by $9.1 million, or 55 percent compared with the same period in 2016. Off-system sales volumes increased 116 percent in the first nine months of 2017 compared with the same period in 2016 as generation from Idaho Power's hydroelectric plants increased due to significantly greater precipitation in the first nine months of 2017 compared with the same period in the previous year. The average price of off-system sales was 28 percent lower for the nine months ended September 30, 2017 compared with the same period in 2016, as an increase in output from hydroelectric resources in the region due to increased precipitation during the period, as well as additional output from new wind and solar projects throughout the region, increased surplus power available for sale and decreased wholesale power market prices.

Other Revenues: The table below presents the components of other revenues for the three and nine months ended September 30, 2017 and 2016 (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Transmission services and other	$16,493	$14,404	$49,250	$40,177
Energy efficiency	9,883	9,102	26,726	24,256
Total other revenues	$26,376	$23,506	$75,976	$64,433

Other revenues increased $2.9 million, or 12 percent, and $11.5 million, or 18 percent, in the third quarter and first nine months of 2017, respectively, compared with the same periods in 2016. The increase was largely due to an increase in wheeling volumes, an increase in Idaho Power's OATT rates that became effective in October 2016, and a new long-term wheeling agreement that became effective in July 2016, all of which increased revenues during the first nine months of 2017 compared with 2016.

Most energy efficiency activities are funded through a rider mechanism on customer bills. Energy efficiency program expenditures funded through the rider are reported as an operating expense with an equal amount of revenues recorded in other revenues, resulting in no net impact on earnings. The cumulative variance between expenditures and amounts collected through the rider is recorded as a regulatory asset or liability pending future collection from, or obligation to, customers. A liability balance indicates that Idaho Power has collected more than it has spent and an asset balance indicates that Idaho Power has spent more than it has collected. At September 30, 2017, Idaho Power's energy efficiency rider balances were a $4.6 million regulatory liability in the Idaho jurisdiction and a $6.0 million regulatory asset in the Oregon jurisdiction. As described in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements in this report, the approved net increase in Idaho power cost adjustment (PCA) rates, effective for the 2017-2018 PCA collection period from June 1, 2017 to May 31, 2018, included a $13.0 million refund of previously collected Idaho energy efficiency rider funds.

Purchased Power: The table below presents Idaho Power’s purchased power expenses and volumes for the three and nine months ended September 30, 2017 and 2016 (in thousands, except for per MWh amounts).

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Expense
PURPA contracts	$50,660	$42,477	$127,896	$111,422
Other purchased power (including wheeling)	18,218	25,093	51,398	52,194
Demand response incentive payments	6,775	$6,878	6,981	7,059
Total purchased power expense	$75,653	$74,448	$186,275	$170,675
MWh purchased
PURPA contracts	763	574	2,199	1,740
Other purchased power	352	590	1,070	1,221
Total MWh purchased	1,115	1,164	3,269	2,961
Cost per MWh from PURPA contracts	$66.40	$74.00	$58.16	$64.04
Cost per MWh from other sources	$51.76	$42.53	$48.04	$42.75
Weighted average - all sources	$61.77	$58.05	$54.85	$55.26

Purchased power expense increased $1.2 million, or 2 percent, and $15.6 million, or 9 percent, in the third quarter and first nine months of 2017, respectively, compared with the same periods in 2016. The increase for the third quarter and first nine months of 2017 was primarily due to increases of 33 percent and 26 percent, respectively, in MWh purchased from generation projects under PURPA contracts, offset partially by decreases in costs per MWh.

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

Fuel Expense: The table below presents Idaho Power’s fuel expenses and generation at its thermal generating plants for the three and nine months ended September 30, 2017 and 2016 (in thousands, except for per MWh amounts).

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Expense
Coal	$40,361	$56,651	$84,855	$103,599
Natural gas(1)	14,168	17,274	26,342	36,058
Total fuel expense	$54,529	$73,925	$111,197	$139,657
MWh generated
Coal	1,236	1,487	2,578	2,961
Natural gas(1)	665	712	1,067	1,557
Total MWh generated	1,901	2,199	3,645	4,518
Cost per MWh - Coal	$32.65	$38.10	$32.92	$34.99
Cost per MWh - Natural gas	$21.31	$24.26	$24.69	$23.16
Weighted average, all sources	$28.68	$33.62	$30.51	$30.91
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

Fuel expense decreased $19.4 million, or 26 percent, and $28.5 million, or 20 percent, in the third quarter and first nine months of 2017, respectively, compared with the same periods in 2016. The decreases in the third quarter and first nine months of 2017 were primarily due to increased output from Idaho Power's hydroelectric plants, which reduced utilization of gas and coal generation. Generation from the hydroelectric plants increased 50 percent during the third quarter of 2017 and 38 percent during the first nine months of 2017, compared with the same periods in 2016.

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

The table that follows presents the components of the Idaho and Oregon power cost adjustment mechanisms for the three and nine months ended September 30, 2017 and 2016 (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Idaho power supply cost accrual (deferral)	$8	$(30,006)	$21,851	$(17,408)
Amortization of prior year authorized balances	10,971	11,664	29,357	29,322
Total power cost adjustment expense	$10,979	$(18,342)	$51,208	$11,914

The power supply accruals (deferral) represent the portion of the power supply cost fluctuations accrued (deferred) under the power cost adjustment mechanisms. When actual power supply costs are lower than the amount forecasted in power cost adjustment rates, which was the case both periods in 2017, most of the difference is accrued.When actual power supply costs are higher than the amount forecasted in power cost adjustment rates, which was the case for both periods in 2016, most of the difference is deferred. The amortization of the prior year’s balances represents the offset to the amounts being collected or refunded in the current power cost adjustment year that were deferred or accrued in the prior power cost adjustment year (the true-up component of the power cost adjustment).

Other O&M Expenses: Other O&M expenses decreased $2.9 million, or 3 percent, in the third quarter of 2017 compared with the third quarter of 2016. Lower generation at Idaho Power's thermal plants and the timing of an annual maintenance outage at the Jim Bridger coal-fired plant resulted in lower thermal operating and maintenance costs in the third quarter of 2017 compared with the third quarter in 2016. Other O&M expenses decreased $0.4 million, or less than 1 percent, for the first nine months of 2017, compared with the same period in 2016. Compared with the first nine months of 2016, lower O&M expenses due to lower thermal generation during the first nine months of 2017, were mostly offset by weather-related increases in certain O&M expenses in early 2017.

Income Taxes

IDACORP's and Idaho Power's income tax expense for the nine months ended September 30, 2017, when compared with the same period in 2016, increased $16.8 million and $15.3 million, respectively, primarily as a result of greater pre-tax income, the $5.6 million flow-through income tax benefit related to the tax deduction for bond redemption costs incurred in the first nine months of 2016, and tax benefits from distributions from fully-amortized affordable housing investments that were also recorded in 2016. For information relating to IDACORP's and Idaho Power's computation of income tax expense and estimated annual effective tax rate, see Note 2 - "Income Taxes" to the condensed consolidated financial statements included in this report.

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

Idaho Power funds its liquidity needs for capital expenditures through cash flows from operations, debt offerings, commercial paper markets, credit facilities, and capital contributions from IDACORP. Idaho Power periodically files for rate adjustments for recovery of operating costs and capital investments to provide the opportunity to align Idaho Power's earned returns with those allowed by regulators. Idaho Power uses operating and capital budgets to control operating costs and capital expenditures. During the first nine months of 2017, Idaho Power continued its efforts to optimize operations, control costs, and generate operating cash inflows to meet operating expenditures, contribute to capital expenditure requirements, and pay dividends to shareholders.

As of October 27, 2017, IDACORP's and Idaho Power's access to debt, equity, and credit arrangements included:

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

IDACORP and Idaho Power seek to maintain capital structures of approximately 50 percent debt and 50 percent equity, and maintaining this ratio influences IDACORP's and Idaho Power's debt and equity issuance decisions. As of September 30, 2017, IDACORP's and Idaho Power's capital structures, as calculated for purposes of applicable debt covenants, were as follows:

	IDACORP	Idaho Power
Debt	44%	46%
Equity	56%	54%

IDACORP and Idaho Power generally maintain their cash and cash equivalents in highly liquid investments, such as U.S. Treasury Bills, money market funds, and bank deposits.

Operating Cash Flows

IDACORP’s and Idaho Power’s operating cash inflows for the nine months ended September 30, 2017 were $349 million and $363 million, respectively, increases of $73 million and $113 million, respectively, compared with the same period in 2016. Significant items that affected the comparability of the companies' operating cash flows in the first nine months of 2017 compared with the same period in 2016 were as follows:

•
Changes in regulatory assets and liabilities increased operating cash flows by $48 million. The increase is mostly related to the relative amounts of power supply and fixed costs deferred and collected under the Idaho power cost adjustment and FCA mechanisms, partially offset by revenues accrued in excess of collections from the Valmy Plant settlement stipulation, which will be collected in future periods;

•
Operating cash flows increased by $16 million and $17 million for IDACORP and Idaho Power, respectively, due to a $46 million and a $28 million increase from changes in taxes accrued, offset partially by a $30 million and an $11 million decrease from changes in deferred taxes and investment tax credits, respectively; and

•	Changes in working capital balances due primarily to timing, including fluctuations in accounts receivable, other current assets, and other current liabilities, as follows:

◦
timing of collections of accounts receivable balances decreased operating cash flows by $8 million for IDACORP and decreased operating cash flows by $15 million for Idaho Power. IDACORP's decrease is less than Idaho Power's decrease because IDACORP collected a $7.6 million receivable in the first quarter of 2017 from a legal settlement;

◦
the changes in other current assets increased cash flows by $11 million, which was primarily due to fluctuations in the balance in accrued unbilled revenues as energy sales near the end of the respective periods were impacted by weather;

◦
timing of accounts payable payments decreased operating cash flows by $22 million for IDACORP and increased operating cash flows by $24 million for Idaho Power (the difference relates to a $46.5 million payable from Idaho Power to IDACORP relating to estimated income tax payments); and

◦
other current liabilities, which include non-incentive accrued compensation, customer deposits, accrued interest, and other miscellaneous liabilities, increased more during the first nine months of 2017 compared with the first nine months of 2016, and increased cash flows by $2 million during the first nine months of 2017 compared with the first nine months of 2016.

Investing Cash Flows

Investing activities consist primarily of capital expenditures related to new construction and improvements to Idaho Power’s generation, transmission, and distribution facilities. IDACORP’s and Idaho Power’s net investing cash outflows for the nine months ended September 30, 2017, were $199 million. Investing cash outflows for 2017 and 2016 were primarily for construction of utility infrastructure needed to address Idaho Power’s aging plant and equipment, customer growth, and environmental and regulatory compliance requirements. Idaho Power has a Rabbi trust designated to provide funding for obligations of its nonqualified defined benefit plans. In the first nine months of 2017, related to activity in the Rabbi trust, Idaho Power purchased $3 million of available-for-sale securities and received $4 million of proceeds from the sales of available-for-sale securities.

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

IDACORP's and Idaho Power's financing cash outflows for the nine months ended September 30, 2017 were $107 million and $106 million, respectively. In the first nine months of 2017, IDACORP and Idaho Power paid cash dividends of $83 million and had a net reduction in commercial paper of $19 million.

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

The Indenture limits the amount of first mortgage bonds at any one time outstanding to $2.5 billion, and as a result, the maximum amount of additional first mortgage bonds Idaho Power could issue as of September 30, 2017 was limited to approximately $759 million. Separately, the Indenture also limits the amount of additional first mortgage bonds that Idaho

Power may issue to the sum of (a) the principal amount of retired first mortgage bonds and (b) 60 percent of total unfunded property additions, as defined in the Indenture. As of September 30, 2017, Idaho Power could issue approximately $1.8 billion of additional first mortgage bonds based on retired first mortgage bonds and total unfunded property additions.

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

Each facility contains a covenant requiring each company to maintain a leverage ratio of consolidated indebtedness to consolidated total capitalization equal to or less than 65 percent as of the end of each fiscal quarter. In determining the leverage ratio, "consolidated indebtedness" broadly includes all indebtedness of the respective borrower and its subsidiaries, including, in some instances, indebtedness evidenced by certain hybrid securities (as defined in the credit agreement). "Consolidated total capitalization" is calculated as the sum of all consolidated indebtedness, consolidated stockholders' equity of the borrower and its subsidiaries, and the aggregate value of outstanding hybrid securities. At September 30, 2017, the leverage ratios for IDACORP and Idaho Power were 44 percent and 46 percent, respectively. IDACORP's and Idaho Power's ability to utilize the credit facilities is conditioned upon their continued compliance with the leverage ratio covenants included in the credit facilities. There are additional covenants, subject to exceptions, that prohibit certain mergers, acquisitions, and investments, restrict the creation of certain liens, and prohibit entering into any agreements restricting dividend payments from any material subsidiary. At September 30, 2017, IDACORP and Idaho Power believe they were in compliance with all facility covenants. Further, IDACORP and Idaho Power do not believe they will be in violation or breach of their respective debt covenants during 2017.

Without additional approval from the IPUC, the OPUC, and the WPSC, the aggregate amount of short-term borrowings by Idaho Power at any one time outstanding may not exceed $450 million. Idaho Power has obtained approval of the state public utility commissions of Idaho, Oregon, and Wyoming for the issuance of short-term borrowings through November 2022.

IDACORP and Idaho Power Commercial Paper: IDACORP and Idaho Power have commercial paper programs under which they issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time not to exceed the available capacity under their respective credit facilities, described above. IDACORP's and Idaho Power's credit facilities are available to the companies to support borrowings under their commercial paper programs. The commercial paper issuances are used to provide an additional financing source for the companies' short-term liquidity needs. The maturities of the commercial paper issuances will vary but may not exceed 270 days from the date of issue. Individual instruments carry a fixed rate during their respective terms, although the interest rates are reflective of current market conditions, subjecting the companies to fluctuations in interest rates.

Available Short-Term Borrowing Liquidity

The table below outlines available short-term borrowing liquidity as of the dates specified (in thousands).

	September 30, 2017		December 31, 2016
	IDACORP(2)	Idaho Power	IDACORP(2)	Idaho Power
Revolving credit facility	$100,000	$300,000	$100,000	$300,000
Commercial paper outstanding	(2,425)	—	—	(21,800)
Identified for other use(1)	—	(24,245)	—	(24,245)
Net balance available	$97,575	$275,755	$100,000	$253,955
(1) Port of Morrow and American Falls bonds that Idaho Power could be required to purchase prior to maturity under the optional or mandatory purchase provisions of the bonds, if the remarketing agent for the bonds is unable to sell the bonds to third parties.
(2) Holding company only.

At October 27, 2017, IDACORP had no loans outstanding under its credit facilities and had $2.3 million of commercial paper outstanding. Idaho Power had no loans outstanding under its credit facilities and no commercial paper outstanding. The table below presents additional information about short-term commercial paper borrowing during the three and nine months ended September 30, 2017 (in thousands).

	Three months ended		Nine months ended
	September 30, 2017		September 30, 2017
	IDACORP (1)	Idaho Power	IDACORP (1)	Idaho Power
Commercial paper:
Period end:
Amount outstanding	$2,425	$—	$2,425	$—
Weighted average interest rate	1.54%	—%	1.54%	—%
Daily average amount outstanding during the period	$115	$—	$241	$1,122
Weighted average interest rate during the period	1.53%	—%	1.15%	1.12%
Maximum month-end balance	$2,425	$—	$2,425	$—
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

Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties. As of September 30, 2017, Idaho Power had posted $0.4 million performance assurance collateral related to these contracts. Should Idaho Power experience a reduction in its credit rating on its unsecured debt to below investment grade, Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral, and counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions. Based upon Idaho Power’s current energy and fuel portfolio and market conditions as of September 30, 2017, the amount of additional collateral that could be requested upon a downgrade to below investment grade is approximately $5.1 million. To minimize capital requirements, Idaho Power actively monitors its portfolio exposure and the potential exposure to additional requests for performance assurance collateral through sensitivity analysis.

Capital Requirements

Idaho Power's construction expenditures, excluding allowance for funds used during construction (AFUDC), were $200 million during the nine months ended September 30, 2017. The table below presents Idaho Power's expected cash requirements for construction, excluding AFUDC, for 2017 (including amounts incurred to-date) through 2021 (in millions).

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

Approximately $92 million, including AFUDC, has been expended on the Boardman-to-Hemingway project through September 30, 2017. Pursuant to the terms of the joint funding arrangements, Idaho Power has received approximately $48 million of that amount as reimbursement from the project participants as of September 30, 2017. Idaho Power has accrued in receivables approximately $18 million more that will be billed by Idaho Power in the future to the project participants for expenses Idaho Power has incurred, for a total amount reimbursable by joint permitting participants of $66 million. Joint permitting participants are obligated to reimburse Idaho Power for their share of any future project permitting expenditures incurred by Idaho Power.

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

Gateway West Transmission Line: Idaho Power and PacifiCorp are pursuing the joint development of the Gateway West project, a 500-kV transmission project between a station located near Douglas, Wyoming and the Hemingway station located near Boise, Idaho. In January 2012, Idaho Power and PacifiCorp entered a joint funding agreement for permitting of the project. Idaho Power has expended approximately $34 million, including AFUDC, on the permitting phase of the project through September 30, 2017. As of the date of this report, Idaho Power estimates the total cost for its share of the project (including both permitting and construction) to be between $200 million and $400 million, including AFUDC.

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

Defined Benefit Pension Plan Contributions

Idaho Power has no minimum contribution requirement to its defined benefit pension plan in 2017; however, Idaho Power has contributed $40 million to the plan during 2017. Idaho Power's contributions are made in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions and to mitigate the cost of being in an underfunded position. The primary impact of pension contributions is on the timing of cash flows, as the timing of cost recovery lags behind contributions.

Contractual Obligations

During the nine months ended September 30, 2017, IDACORP's and Idaho Power's contractual obligations, outside the ordinary course of business, did not change materially from the amounts disclosed in their Annual Report on Form 10-K for the year ended December 31, 2016, except that Idaho Power entered into agreements with solar, biomass, and hydro PURPA-qualifying facilities that increased Idaho Power's contractual payment obligations by approximately $85 million over the 20-year terms of the contracts.

Off-Balance Sheet Arrangements

IDACORP's and Idaho Power's off-balance sheet arrangements have not changed materially from those reported in MD&A in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2016.

REGULATORY MATTERS

Introduction

Idaho Power's development of regulatory filings takes into consideration short-term and long-term needs for rate relief and involves several factors that can affect the timing of rate filings. These factors include, among others, in-service dates of major capital investments, the timing of changes in major revenue and expense items, and customer growth rates. Idaho Power's most recent general rate cases in Idaho and Oregon were filed during 2011, and Idaho Power filed a large single-issue rate case for the Langley Gulch power plant in Idaho and Oregon in 2012. These significant rate cases resulted in the resetting of base rates in both Idaho and Oregon during 2012. Idaho Power also reset its base-rate power supply expenses in the Idaho jurisdiction for purposes of updating the collection of costs through retail rates in 2014 but without a resulting net increase in rates. Between general rate cases, Idaho Power relies upon customer growth, power cost adjustment mechanisms, tariff riders, and other mechanisms to reduce the impact of regulatory lag, which refers to the period of time between making an investment or incurring an expense and recovering that investment or expense and earning a return. Management's regulatory focus in recent years has been largely on regulatory settlement stipulations and the design of rate mechanisms. Idaho Power continues to assess the need and timing of filing a general rate case in its two retail jurisdictions, based on its consideration of factors such as those described above.

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

Notable Retail Rate Orders During 2017

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

Valmy Plant Accelerated Depreciable Life - Idaho	New retail rates became effective June 1, 2017	$13.3 million increase in Idaho jurisdictional revenue requirement	The increase allows Idaho Power to recover specified costs associated with its plan to end its participation in coal-fired operations at the Valmy Plant by the end of 2025.
Depreciation Study - Idaho	New depreciation rates became effective June 1, 2017	No change in retail rates
(1) The annual amount collected in rates is typically not recovered on a straight-line basis (i.e., 1/12th per month), and is instead recovered in proportion to general business sales volumes.

Customer-Owned Generation Filing

On July 27, 2017, Idaho Power filed an application with the IPUC requesting the creation of two new classes for residential and small general service customers who choose to install on-site generation on or after January 1, 2018. If approved as proposed, Idaho Power does not, as of the date of this report, anticipate that the creation of these new rate classes would impact in the near term the current rates for the approximately 1,700 residential and small general service customers and applicants who currently take or are requesting net metering services from Idaho Power for their customer-owned generation.

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

Under the October 2014 settlement stipulation, Idaho Power recorded no additional ADITC amortization during the first nine months of 2017, based on Idaho Power's estimate of Idaho ROE for the full-year 2017. During the first nine months of 2016, Idaho Power recorded $1.5 million of additional ADITC amortization, which was reversed later in 2016 as actual financial results exceeded Idaho Power's early estimates.

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

The table that follows summarizes the change in deferred net power supply costs during the nine months ended September 30, 2017 (in thousands).

	Idaho	Oregon(1)	Total
Balance at December 31, 2016	$53,442	$428	$53,870
Current period net power supply costs accrued	(21,851)	—	(21,851)
Prior amounts recovered through rates	(28,846)	(511)	(29,357)
Revenue sharing	1,186	—	1,186
Prior energy efficiency funds refunded through rates	6,665	—	6,665
SO2 allowance and renewable energy certificate sales	(1,911)	(56)	(1,967)
Energy efficiency rider funds transferred to Idaho PCA mechanism	(13,000)	—	(13,000)
Interest and other	218	42	260
Balance at September 30, 2017	$(4,097)	$(97)	$(4,194)
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

Valmy Rate Base Adjustment Settlement Stipulations and Depreciation Rate Settlement Stipulations

In May 2017, the IPUC approved a settlement stipulation allowing accelerated depreciation and cost recovery for the Valmy Plant. The settlement stipulation provides for an increase in Idaho jurisdictional revenues of $13.3 million per year, and (1) levelized collections and associated cost recovery through December 2028, (2) accelerated depreciation on unit 1 through 2019 and unit 2 through 2025, (3) Idaho Power to use prudent and commercially reasonable efforts to end its participation in the operation of unit 1 by the end of 2019 and unit 2 by the end of 2025, and (4) a filing no later than 2020 that would include actual and planned incremental investments in unit 2, including updated financial analysis regarding the lowest costs options for unit 2. The costs intended to be recovered by the increased revenue requirement include current investments as of May 31, 2017 in both units, forecasted unit 1 investments from 2017 through 2019, and forecasted decommissioning costs for unit 1 and unit

2, offset by forecasted operation and maintenance costs savings. The settlement stipulation also provides for the regulatory deferral of the difference between actual revenue requirements and levelized collections, and provides for the regulatory deferral of the difference between actual costs incurred (including accelerated depreciation expense on unit 1 through 2019 and unit 2 through 2025) compared with costs permitted to be recovered during the cost recovery period specified in the settlement stipulation (including depreciation expense through 2028). If actual costs incurred differ from forecasted amounts included in the settlement stipulation, collection or refund of any differences would be subject to regulatory approval.

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

Open Access Transmission Tariff Rate

Idaho Power uses a formula rate for transmission service provided under its OATT, which allows transmission rates to be updated annually based primarily on financial and operational data Idaho Power files with the FERC. On August 28, 2017, Idaho Power filed its 2017 final transmission rate with the FERC, reflecting a transmission rate of $34.90 per kW-year, to be effective for the period from October 1, 2017 to September 30, 2018. Idaho Power's final rate was based on a net annual transmission revenue requirement of $130.4 million. The OATT rate in effect from October 1, 2016 to September 30, 2017, was $25.52 per kW-year based on a net annual transmission revenue requirement of $127.4 million. The increase in the OATT rate was largely attributable to an asset exchange transaction with one transmission customer, and the termination of legacy long-term transmission service agreements and its impact on the transmission formula rate, which was fully incorporated in the new formula rate effective October 1, 2017.

2017 Integrated Resource Plan

The IPUC and OPUC require that Idaho Power prepare biennially an IRP. The IRP seeks to forecast Idaho Power's loads and resources for a 20-year period, analyzes potential supply-side, demand-side, and transmission options, and identifies potential near-term and long-term actions. Idaho Power filed its most recent IRP with the IPUC and OPUC in June 2017. The 2017 IRP assumes a forecasted annual growth in average energy demand of 0.9 percent and a forecasted annual growth in peak-hour demand of 1.4 percent over the 20-year period. The 2017 IRP identified a preferred resource portfolio and action plan, which includes the completion of the Boardman-to-Hemingway transmission line by 2026, the end to Idaho Power's participation in coal-fired operations at the Valmy Plant units 1 and 2 in 2019 and 2025, respectively, and the early retirement of Jim Bridger units 1 and 2 in 2032 and 2028, respectively, with no other new resource needs prior to 2026. However, as noted in the 2017 IRP, there is considerable uncertainty surrounding the resource sufficiency estimates and project completion dates, including uncertainty around the timing and extent of third party development of renewable resources, fuel commodity prices, environmental requirements, the actual completion date of the Boardman-to-Hemingway transmission project, and the economics and logistics of plant operation and retirements. These uncertainties, as well as others, could result in changes to the desirability of the preferred portfolio and adjustments to the timing and nature of anticipated and actual actions.
Idaho Energy Efficiency Rider

On an annual basis, Idaho Power applies to the IPUC for an order designating Idaho Power’s prior calendar year Idaho Energy Efficiency Rider (Idaho Rider) funded expenses as prudently incurred. In 2012 and 2013, the IPUC declined to decide the prudence of the increases in 2011 and 2012 Idaho Rider funded labor increases, while at the same time offering Idaho Power another opportunity to provide sufficient evidence at a future time.
In 2017, Idaho Power applied to the IPUC for an order determining that the 2011 - 2016 Idaho Rider funded labor increases of $1.9 million were prudently incurred and eligible for collection through the Idaho Rider. On October 16, 2017, the IPUC issued its order determining that the 2011 - 2016 incremental Idaho Rider funded labor expenses of $1.9 million were prudently incurred. In its order, the IPUC also authorized actual Idaho Rider funded wage increases after 2016, up to a 2 percent cap. The IPUC determined that this process does not require pre-determination as to prudence, no longer requires labor to be examined in Idaho Power’s annual prudence cases, and that the base wage level and annual cap will be reset in future general rate cases. Idaho Power expects that the prudency finding will result in an approximate $2.0 million increase in operating income in 2017.

Renewable and Other Energy Contracts

Idaho Power has contracts for the purchase of electricity produced by third-party owned generation facilities, most of which produce energy with the use of renewable generation sources such as wind, solar, biomass, small hydroelectric and geothermal. The majority of these contracts are entered into as mandatory purchases under PURPA. As of September 30, 2017, Idaho Power had contracts to purchase energy from 127 on-line PURPA projects. An additional three contracts are with non-PURPA projects, including the Elkhorn Valley wind project with a 101 MW nameplate capacity. The following table sets forth, as of September 30, 2017, the resource type and nameplate capacity of Idaho Power's signed agreements for power purchases from PURPA and non-PURPA generating facilities. These agreements have original contract terms ranging from one to 35 years.

Resource Type	Total On-line (MW)	Under Contract but not yet On-line (MW)	Total Projects under Contract (MW)	Began Operating During 2017 (MW)
PURPA:
Wind	627	—	627	50
Solar	290	24	314	120
Hydroelectric	147	8	155	—
Other	50	5	55	—
Total	1,114	37	1,151	170
Non-PURPA:
Wind	101	—	101	—
Geothermal	35	—	35	—
Total	136	—	136	—

Relicensing of Hydroelectric Projects

In connection with Idaho Power's efforts to relicense the HCC, as described in more detail in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2016, in Part II, Item 7 - "Regulatory Matters," Idaho Power has filed water quality certification applications, required under Section 401 of the Clean Water Act (CWA), with the states of Idaho and Oregon requesting that each state certify that any discharges from the project comply with applicable state water quality standards. Section 401 of the CWA requires that a state either approve or deny a Section 401 water quality certification application within one year of the filing of the application or the state may be considered to have waived its certification authority under the CWA. As a consequence, Idaho Power has been filing and withdrawing its Section 401 certification applications with Oregon and Idaho on an annual basis while it has been working with the states to identify measures that will provide reasonable assurance that discharges from the HCC will adequately address applicable water quality standards. In the 2016 Section 401 certification application process, Oregon required Idaho Power to comply with fish passage and reintroduction conditions. Idaho's water quality certification, however, provides that Idaho Power shall take no action that may result in the reintroduction or establishment of spawning populations of any fish species into Idaho's waters without consultation with and express approval of the State of Idaho. In April 2017, the governors of Oregon and Idaho jointly requested that Idaho Power withdraw and resubmit its Section 401 certification applications in both states to allow the states additional time to negotiate a potential resolution of the disputed issues. Idaho Power subsequently withdrew its Section 401 certification applications in both states. Idaho Power resubmitted its application to both states in April 2017 and since that time the states have been negotiating towards a mutually agreeable solution.

Costs for the relicensing of Idaho Power's hydroelectric projects are recorded in construction work in progress until new multi-year licenses are issued by the FERC, at which time the charges are transferred to electric plant in service. Idaho Power expects to seek recovery of relicensing costs through the ratemaking process. Relicensing costs of $269 million for the HCC, Idaho Power's largest hydroelectric complex and a major relicensing effort, were included in construction work in progress at September 30, 2017. As of the date of this report, the IPUC authorizes Idaho Power to include in its Idaho jurisdiction rates approximately $10.7 million of AFUDC annually relating to the HCC relicensing project. Collecting these amounts currently will reduce future collections when HCC relicensing costs are approved for recovery in base rates. As of September 30, 2017, Idaho Power's regulatory liability for collection of AFUDC relating to the HCC was $116 million. Idaho Power is unable to predict the timing of issuance of a new license for the HCC, or the financial or operational requirements of a new license.

In December 2016, Idaho Power filed an application with the IPUC requesting a determination that Idaho Power's expenditures of $220.8 million through year-end 2015 on relicensing of the HCC were prudently incurred, and thus eligible for future inclusion in retail rates. Idaho Power is currently participating in settlement proceedings related to the prudence determination. If settlement is not reached, IPUC staff and intervenor testimony is due December 15, 2017.

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

Executive Orders on Environmental Matters

In March 2017, President Trump issued an executive order directing the U.S. Environmental Protection Agency (EPA) to review the Clean Power Plan (CPP), the greenhouse gas new source performance standards (GHG NSPS), and the proposed Federal Implementation Plan (FIP) for CPP and, if appropriate, to propose rules suspending, revising, or rescinding the CPP, GHG NSPS, and proposed FIP within 45 to 120 days after the date of the order. The order also directs the Secretary of the Interior to lift the moratorium on federal land for coal leasing activities and revoke certain Obama Administration directives regarding the nature and extent of mitigation required for projects on federal lands. The order also addresses other climate-related issues, including rescinding the technical support documents that estimate the social cost of carbon, rescinding the National Environmental Policy Act guidance on greenhouse gases, and rescinding climate-related actions undertaken by the previous presidential administration, among other issues. Shortly after the orders were issued, the EPA notified each state’s governor that if any deadlines under the CPP become relevant in the future, the EPA will toll its requirement for states to comply with the regulation. On October 10, 2017, the EPA announced a proposal to repeal the CPP but did not provide specific information about its replacement. As of the date of this report and in light of these executive actions, Idaho Power believes it is unlikely that it will be required to comply with the CPP in the near term.

In August 2017, President Trump also issued an executive order to accelerate federal agencies' environmental review and permitting for major infrastructure projects. The outcome of the EPA’s and other federal agencies' review of regulations covered by the executive orders is difficult to predict. Changes to or elimination of regulations may lower Idaho Power's costs of operating and maintaining fossil fuel-fired generation plants and transmission lines, due to the reduction of potential environmental infrastructure upgrades or reduction or elimination of permitting requirements. The executive orders and resulting federal regulations could, on the other hand, be affected by Congressional action and challenged in court. Further, state and local governmental authorities could choose to replace the federal regulations or bolster environmental compliance and enforcement efforts at the local level, and therefore, Idaho Power is uncertain whether and to what extent the orders could affect its operations and environmental-related expenditures. Idaho Power plans to continue to monitor actions associated with or resulting from the executive orders.

Developments in Regulation of Sage Grouse Habitat

In February 2016, a lawsuit was filed in the U.S. District Court of Idaho challenging the BLM's sage grouse resource management and land use plan revisions that became effective in 2015 under the Federal Land Policy and Management Act. The lawsuit challenges the plans and associated environmental impact statements across the sage grouse range and alleges that the plans fail to ensure that sage grouse populations and habitats will be protected and restored in accordance with the best available science and legal mandates. Further, the complaint challenges certain exemptions provided for the Boardman-to-Hemingway and Gateway West transmission line projects. Idaho Power has intervened in the proceedings in an effort to support the exemptions provided for in the BLM's plans. If the exemptions are overturned, Idaho Power may be required to reroute the projects, which could lead to substantially higher construction and permitting costs and could delay construction.

In May 2016, a separate lawsuit was filed in the U.S. District Court of North Dakota challenging the BLM's sage grouse resource management and land use plan revisions, including the exemptions provided for the Boardman-to-Hemingway and Gateway West transmission line projects. In October 2016, the plaintiffs amended their complaint to no longer challenge the exemptions; however, in December 2016, the North Dakota court transferred claims challenging certain Idaho land use plan amendments to the U.S. District Court for the District of Columbia. Idaho Power is participating in the proceedings in an effort to protect its interests.

In June 2017, the Secretary of the Interior issued an order directing the BLM to review the 2015 sage grouse resource management and land use plan revisions and to identify provisions that may require modification or rescission to address energy and other development of public lands. In October 2017, the Secretary of the Interior issued a notice of intent declaring the Department of the Interior’s intent to consider amending the 2015 sage grouse resource management and land use plan revisions. As of the date of this report, the above lawsuits are stayed as the parties and the courts consider the Department of the Interior’s review of the sage grouse resource management and land use plan revisions.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IDACORP is exposed to market risks, including changes in interest rates, changes in commodity prices, credit risk, and equity price risk. The following discussion summarizes material changes in these risks since December 31, 2016, and the financial instruments, derivative instruments, and derivative commodity instruments sensitive to changes in interest rates, commodity prices, and equity prices that were held at September 30, 2017. IDACORP has not entered into any of these market-risk-sensitive instruments for trading purposes.

Interest Rate Risk

IDACORP manages interest expense and short- and long-term liquidity through a combination of fixed rate and variable rate debt. Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly-rated financial institutions may be used to achieve the desired combination.

Variable Rate Debt: As of September 30, 2017, IDACORP had no net floating rate debt, as the carrying value of short-term investments exceeded the carrying value of outstanding variable-rate debt.

Fixed Rate Debt: As of September 30, 2017, IDACORP had $1.7 billion in fixed rate debt, with a fair market value of approximately $1.9 billion. These instruments are fixed rate and, therefore, do not expose the companies to a loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $267.5 million if market interest rates were to decline by one percentage point from their September 30, 2017 levels.

Commodity Price Risk

IDACORP's exposure to changes in commodity prices is related to Idaho Power's ongoing utility operations that produce electricity to meet the demand of its retail electric customers. These changes in commodity prices are mitigated in large part by Idaho Power's Idaho and Oregon power cost adjustment mechanisms. To supplement its generation resources and balance its supply of power with the demand of its retail customers, Idaho Power participates in the wholesale marketplace. IDACORP's commodity price risk as of September 30, 2017, had not changed materially from that reported in Item 7A of IDACORP's Annual Report on Form 10-K for the year ended December 31, 2016. Information regarding Idaho Power’s use of derivative instruments to manage commodity price risk can be found in Note 10 – "Derivative Financial Instruments" to the condensed consolidated financial statements included in this report.

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

The use of performance assurance collateral in the form of cash, letters of credit, or guarantees is common industry practice. Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties. As of September 30, 2017, Idaho Power had posted $0.4 million performance assurance collateral related to these contracts. Should Idaho Power experience a reduction in its credit rating on Idaho Power's unsecured debt to below investment grade Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral. Counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions. Based upon Idaho Power's energy and fuel portfolio and market conditions as of September 30, 2017, the amount of collateral that could be requested upon a downgrade to below investment grade was approximately $5.1 million. To minimize capital requirements, Idaho Power actively monitors the portfolio exposure and the potential exposure to additional requests for performance assurance collateral calls through sensitivity analysis.

IDACORP's credit risk related to uncollectible accounts, net of amounts reserved, as of September 30, 2017, had not changed materially from that reported in Item 7A of IDACORP's Annual Report on Form 10-K for the year ended December 31, 2016. Additional information regarding Idaho Power’s management of credit risk and credit contingent features can be found in Note 10 – "Derivative Financial Instruments" to the condensed consolidated financial statements included in this report.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

IDACORP: The Chief Executive Officer and the Chief Financial Officer of IDACORP, based on their evaluation of IDACORP’s disclosure controls and procedures (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (Exchange Act)) as of September 30, 2017, have concluded that IDACORP’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective as of that date.

Idaho Power: The Chief Executive Officer and the Chief Financial Officer of Idaho Power, based on their evaluation of Idaho Power’s disclosure controls and procedures (pursuant to Rule 13a-15(b) of the Exchange Act) as of September 30, 2017, have concluded that Idaho Power’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective as of that date.

Changes in Internal Control over Financial Reporting

There have been no changes in IDACORP's or Idaho Power's internal control over financial reporting during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, IDACORP's or Idaho Power's internal control over financial reporting.

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

Issuer Purchases of Equity Securities

During the quarter ended September 30, 2017, IDACORP effected the following repurchases of its common stock:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2017 - July 31, 2017	44	$86.36	—	—
August 1, 2017 - August 31, 2017	—	—	—	—
September 1, 2017 - September 30, 2017	124	87.93	—	—
Total	168	$87.52	—	—
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

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed or furnished, as applicable, with the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017:

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith

10.1 (1)	Second Amendment to the Idaho Power Company Employee Savings Plan, executed October 29, 2017 and effective January 1, 2018					X
12.1	IDACORP, Inc. Computation of Ratio of Earnings to Fixed Charges and Supplemental Ratio of Earnings to Fixed Charges					X
12.2	Idaho Power Company Computation of Ratio of Earnings to Fixed Charges and Supplemental Ratio of Earnings to Fixed Charges					X
15.1	Letter Re: Unaudited Interim Financial Information					X
15.2	Letter Re: Unaudited Interim Financial Information					X
31.1	Certification of IDACORP, Inc. Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of IDACORP, Inc. Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.3	Certification of Idaho Power Company Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.4	Certification of Idaho Power Company Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of IDACORP, Inc. Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of IDACORP, Inc. Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.3	Certification of Idaho Power Company Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.4	Certification of Idaho Power Company Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
95.1	Mine Safety Disclosures					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

(1) Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

IDACORP, INC.
(Registrant)

Date:	November 2, 2017	By:	/s/ Darrel T. Anderson
Darrel T. Anderson
President and Chief Executive Officer

Date:	November 2, 2017	By:	/s/ Steven R. Keen
Steven R. Keen
Senior Vice President, Chief Financial
Officer, and Treasurer

IDAHO POWER COMPANY
(Registrant)

Date:	November 2, 2017	By:	/s/ Darrel T. Anderson
Darrel T. Anderson
President and Chief Executive Officer

Date:	November 2, 2017	By:	/s/ Steven R. Keen
Steven R. Keen
Senior Vice President, Chief Financial
Officer, and Treasurer