Form 10-K
period 2017-12-31
IDACORP INC; IDAHO POWER CO
filed 2018-02-22
CIK 1057877, 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes  (X)  No  (  )

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Web sites, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).

IDACORP, Inc.	Yes	(X)	No	( )	Idaho Power Company	Yes	(X)	No	( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter)
is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  (X)

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers, smaller reporting companies, or emerging growth companies. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Idaho Power Company:
Large accelerated filer __ Accelerated filer __ Non-accelerated  filer _X_ (Do not check if a smaller reporting company)
Smaller reporting company
Emerging growth company __

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange
Act. __

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act).

IDACORP, Inc.	Yes	( )	No	(X)	Idaho Power Company	Yes	( )	No	(X)

Aggregate market value of voting and non-voting common stock held by non-affiliates (June 30, 2017):

IDACORP, Inc.:	$4,258,357,592	Idaho Power Company:	None

Number of shares of common stock outstanding as of February 16, 2018:
IDACORP, Inc.:	50,392,360
Idaho Power Company:	39,150,812, all held by IDACORP, Inc.

Documents Incorporated by Reference:

Part III, Items 10 - 14	Portions of IDACORP, Inc.’s definitive proxy statement to be filed pursuant to Regulation 14A for the 2018 annual meeting of shareholders.

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

		Page

Commonly Used Terms		4
Cautionary Note Regarding Forward-Looking Statements		5

Part I

Item 1	Business	7
	Executive Officers of the Registrants	18
Item 1A	Risk Factors	19
Item 1B	Unresolved Staff Comments	29
Item 2	Properties	29
Item 3	Legal Proceedings	31
Item 4	Mine Safety Disclosures	31

Part II

Item 5	Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	31
Item 6	Selected Financial Data	33
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	34
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	73
Item 8	Financial Statements and Supplementary Data	75
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	129
Item 9A	Controls and Procedures	129
Item 9B	Other Information	133

Part III

Item 10	Directors, Executive Officers and Corporate Governance*	133
Item 11	Executive Compensation*	133
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*	133
Item 13	Certain Relationships and Related Transactions, and Director Independence*	134
Item 14	Principal Accountant Fees and Services*	134

Part IV

Item 15	Exhibits and Financial Statement Schedules	135
Item 16	Form 10-K Summary	142

Signatures		146

* Except as indicated in Items 10, 12, and 14, IDACORP, Inc. information is incorporated by reference to IDACORP, Inc.'s definitive proxy statement for the 2018 annual meeting of shareholders.

COMMONLY USED TERMS

The following select abbreviations, terms, or acronyms are commonly used or found in multiple locations in this report:

ADITC	-	Accumulated Deferred Investment Tax Credits	MATS	-	Mercury and Air Toxics Standards
AFUDC	-	Allowance for Funds Used During Construction	MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations
APCU	-	Annual Power Cost Update	MW	-	Megawatt
BCC	-	Bridger Coal Company, a joint venture of IERCo	MWh	-	Megawatt-hour
BLM	-	U.S. Bureau of Land Management	NAAQS	-	National Ambient Air Quality Standards
CAA	-	Clean Air Act	NEPA	-	National Environmental Policy Act
CO2	-	Carbon Dioxide	NERC	-	North American Electric Reliability Corporation
CSPP		Cogeneration and Small Power Production	NMFS	-	National Marine Fisheries Service
CWA	-	Clean Water Act	NOAA Fisheries	-	National Oceanic and Atmospheric Administration's National Marine Fisheries Service
EIM	-	Energy Imbalance Market	NOx	-	Nitrogen Oxide
EIS	-	Environmental Impact Statement	NSPS	-	New Source Performance Standards
EPA	-	U.S. Environmental Protection Agency	NSR/PSD	-	New Source Review / Prevention of Significant Deterioration
ESA	-	Endangered Species Act	O&M	-	Operations and Maintenance
FCA	-	Idaho Fixed Cost Adjustment	OATT	-	Open Access Transmission Tariff
FERC	-	Federal Energy Regulatory Commission	OPUC	-	Public Utility Commission of Oregon
FIP	-	Federal Implementation Plan	PCA	-	Idaho Power Cost Adjustment
FPA	-	Federal Power Act	PCAM	-	Oregon Power Cost Adjustment Mechanism
GAAP	-	Generally Accepted Accounting Principles	PEIS	-	Programmatic Environmental Impact Statement
GHG	-	Greenhouse Gas	PURPA	-	Public Utility Regulatory Policies Act of 1978
HCC	-	Hells Canyon Complex	REC	-	Renewable Energy Certificate
Ida-West	-	Ida-West Energy Company, a subsidiary of IDACORP, Inc.	RH BART	-	Regional haze - best available retrofit technology
Idaho ROE	-	Idaho-jurisdiction return on year-end equity	RPS	-	Renewable Portfolio Standard
IERCo	-	Idaho Energy Resources Co., a subsidiary of Idaho Power Company	SEC	-	U.S. Securities and Exchange Commission
IFS	-	IDACORP Financial Services, Inc., a subsidiary of IDACORP, Inc.	SCR	-	Selective catalytic reduction equipment
IPUC	-	Idaho Public Utilities Commission	SMSP	-	Security Plan for Senior Management Employees
IRP	-	Integrated Resource Plan	SO2	-	Sulfur Dioxide
IRS	-	U.S. Internal Revenue Service	USFWS	-	U.S. Fish and Wildlife Service
kW	-	Kilowatt	WECC	-	Western Electricity Coordinating Council
LTICP	-	IDACORP 2000 Long-term Incentive and Compensation Plan

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

•	the expense and risks associated with capital expenditures for infrastructure, and the regulatory authorization and timing of cost recovery for such expenditures through customer rates;

•
changes in residential, commercial, and industrial growth and demographic patterns within Idaho Power's service area and the loss or change in the business of significant customers, and their associated impacts on loads and load growth, and the availability of regulatory mechanisms that allow for timely cost recovery in the event of those changes;

•
the impacts of economic conditions, including inflation, interest rates, supply costs, population growth or decline in the service area, the potential for changes in customer demand for electricity, revenue from sales of excess power, financial soundness of counterparties and suppliers, and the collection of receivables;

•
unseasonable or severe weather conditions, wildfires, drought, and other natural phenomena and natural disasters, including conditions and events associated with climate change, which affect customer demand, hydroelectric generation levels, repair costs, liability for damage caused by utility property, and the availability and cost of fuel for generation plants or purchased power to serve customers;

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

•
the ability to obtain debt and equity financing or refinance existing debt when necessary and on favorable terms, which can be affected by factors such as credit ratings, volatility or disruptions in the financial markets, interest rate fluctuations, decisions by the Idaho or Oregon public utility commissions, and the companies' past or projected financial performance;

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

•
the cost and outcome of litigation, dispute resolution, and regulatory proceedings, and the ability to recover those costs or the costs of resulting operational changes through insurance or rates, or from third parties;

•
the failure of information systems or the failure to secure data, failure to comply with privacy laws, security breaches, or the direct or indirect effect on the companies' business, operations or reputation resulting from cyber-attacks, terrorist incidents or the threat of terrorist incidents, and acts of war;

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

Idaho Power was incorporated under the laws of the state of Idaho in 1989 as the successor to a Maine corporation that was organized in 1915 and began operations in 1916. Idaho Power is an electric utility engaged in the generation, transmission, distribution, sale, and purchase of electric energy and capacity and is regulated by the state regulatory commissions of Idaho and Oregon and by the FERC. Idaho Power is the parent of Idaho Energy Resources Co. (IERCo), a joint venturer in Bridger Coal Company (BCC), which mines and supplies coal to the Jim Bridger generating plant owned in part by Idaho Power. Idaho Power's utility operations constitute nearly all of IDACORP's current business operations and are IDACORP’s only reportable business segment. Segment financial information is presented in Note 17 – "Segment Information" to the consolidated financial statements included in this report. As of December 31, 2017, IDACORP had 1,972 full-time employees, 1,964 of whom were employed by Idaho Power, and 11 part-time employees, 9 of whom were employed by Idaho Power.

IDACORP’s other notable subsidiaries include IDACORP Financial Services, Inc. (IFS), an investor in affordable housing and other real estate investments, and Ida-West Energy Company (Ida-West), an operator of small hydroelectric generation projects that satisfy the requirements of the Public Utility Regulatory Policies Act of 1978 (PURPA).

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

UTILITY OPERATIONS

Background

Idaho Power provided electric utility service to more than 545,000 general business customers in southern Idaho and eastern Oregon as of December 31, 2017. Approximately 454,000 of these customers are residential. Idaho Power’s principal commercial and industrial customers are involved in food processing, electronics and general manufacturing, agriculture, health care, and winter recreation. Idaho Power holds franchises, typically in the form of right-of-way arrangements, in 72 cities in Idaho and 7 cities in Oregon and holds certificates from the respective public utility regulatory authorities to serve all or a portion of 25 counties in Idaho and 3 counties in Oregon. Idaho Power's service area is shaded in the illustration on the following page and covers approximately 24,000 square miles with an estimated population of 1.2 million.

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

Business Strategy

IDACORP is committed to its focus on competitive total returns and generating long-term value for shareholders. IDACORP’s business strategy emphasizes Idaho Power as IDACORP’s core business, as Idaho Power's regulated utility operations are the primary driver of IDACORP's operating results. IDACORP's board of directors has reviewed and affirmed its and Idaho Power's long-term strategy, which is focused on the following areas and related initiatives:

Focus Areas	Initiatives
Grow to Enhance Financial Strength	- Enhance Business Development Initiatives - Find New Revenue Opportunities - Promote and Engage in Electrification - Optimize Wholesale Transmission and Energy Sales
Improve the Core Business
- Upgrade Infrastructure for Growth, Technology Changes, Renewable Energy Integration, and Flexibility

- Evaluate and Control Expenditures and Continue Efficient Operations

- Use Technology to Enhance the Grid, System Reliability, and Safety

- Implement Rate Structures that are Fair and Reasonable to All Customers

Enhance Idaho Power's Brand
- Enhance Idaho Power's Customers' Experience and Interactions

- Continue Environmental Stewardship and Emission Reductions

- Continue Constructive Regulatory Relationships and a Regulatory Compliance Mindset

Focus on Safety & Employee Engagement	- Continue Idaho Power's Strong Focus on Safety and Reducing Injuries - Focus on Employee Engagement and Leadership Development
In executing the focus areas above, IDACORP seeks to balance the interests of shareholders, Idaho Power customers, employees, and other stakeholders. Idaho Power is working to continue to provide safe, affordable, reliable service to its customers from a diversified source of generation resources, with a continued commitment to strong, sustainable financial results and strong credit ratings.

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

Retail Rates: Idaho Power continually evaluates the need to request changes to its retail electricity price structure to cover its operating costs and to earn a fair return on its investments. Idaho Power uses general rate cases, power cost adjustment mechanisms in Idaho and Oregon, a fixed cost adjustment (FCA) mechanism in Idaho, balancing accounts and tariff riders, and subject-specific filings to recover its costs of providing service and to earn a return on investment. Retail prices are generally determined through formal ratemaking proceedings that are conducted under established procedures and schedules before the issuance of a final order. Participants in these proceedings include Idaho Power, the staffs of the IPUC or OPUC, and other interested parties. The IPUC and OPUC are charged with ensuring that the prices and terms of service are fair, non-discriminatory, and provide Idaho Power an opportunity to recover its prudently incurred or allowable costs and expenditures and earn a reasonable return on investment. The ability to request rate changes does not, however, ensure that Idaho Power will recover all of its costs or earn a specified rate of return, or that its costs will be recovered in advance of or at the same time as the costs are incurred.

In addition to general rate case filings, ratemaking proceedings can involve charges or credits related to specific costs, programs, or activities, as well as the recovery or refund of amounts recorded under specific authorization from the IPUC or

OPUC but deferred for recovery or refund. Deferred amounts are generally collected from or refunded to retail customers through the use of base rates or supplemental tariffs. Outside of base rates, three of the most significant mechanisms for recovery of costs are the power cost adjustment mechanisms, FCA mechanism, and energy efficiency rider. The Idaho and Oregon power cost adjustment mechanisms are intended to address the volatility of power supply costs and provide for annual adjustments to the rates charged to retail customers by allowing partial recovery or refund of the difference between net power supply costs included in base rates and actual net power supply costs incurred by Idaho Power. The FCA mechanism is designed to remove Idaho Power’s financial disincentive to invest in energy efficiency programs by separating (or decoupling) the recovery of fixed costs from the variable kilowatt-hour charge for certain Idaho customer classes and linking it instead to a set amount per customer. Separately, Idaho Power collects most of its energy efficiency program costs through an energy efficiency rider on customer bills.

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

	Year Ended December 31,
	2017	2016	2015
General business revenues (thousands of dollars)
Residential	$552,333	$514,954	$512,068
Commercial	319,195	302,650	306,178
Industrial	195,124	182,590	182,254
Irrigation	150,030	156,505	164,403
Provision for rate refund for sharing mechanism	—	—	(3,159)
Deferred revenue related to Hells Canyon Complex relicensing AFUDC	(10,706)	(10,706)	(10,706)
Total general business revenues	1,205,976	1,145,993	1,151,038
Off-system sales	33,382	25,205	30,887
Other	105,535	88,155	85,580
Total revenues	$1,344,893	$1,259,353	$1,267,505
Energy sales (thousands of Megawatt-hour (MWh))
Residential	5,355	5,004	4,977
Commercial	4,099	3,999	4,045
Industrial	3,346	3,243	3,196
Irrigation	1,771	1,950	2,047
Total general business	14,571	14,196	14,265
Off-system sales	2,136	1,186	1,254
Total	16,707	15,382	15,519

Competition: Idaho Power's electric utility business has historically been recognized as a natural monopoly. Idaho Power's rates for retail electric services are generally determined on a “cost of service” basis. Rates are designed to provide, after recovery of allowable operating expenses including depreciation on capital investments, an opportunity for Idaho Power to earn a reasonable return on investment as authorized by regulators. However, alternative methods of generation, including customer-owned solar and other forms of distributed generation, compete with Idaho Power for sales to existing customers. Also, development of new technologies and services to help energy consumers manage energy in new ways could continue to alter demand for Idaho Power's electric energy. Idaho Power also competes with fuel distribution companies, including natural gas providers, in serving the energy needs of customers for space heating, water heating, and appliances.

Idaho Power also participates in the wholesale energy markets and in the electric transmission markets. Generally, these wholesale markets are regulated by the FERC, which requires electric utilities to transmit power to or for wholesale purchasers and sellers and make available, on a non-discriminatory basis, transmission capacity for the purpose of providing these services.

In return for agreeing to provide service to all customers within a defined service area, electric utilities are typically provided with an exclusive right to provide service in that service area. However, certain prescribed areas within Idaho Power's service area, such as municipalities or Native American Tribal reservations, may elect not to take service from Idaho Power and instead operate as a municipal electric utility or otherwise as a separate entity. In such cases, the entity would be required to purchase or otherwise obtain rights (such as by contract) to Idaho Power's distribution infrastructure within the municipal or other designated area. Idaho Power would have no responsibility for providing electric service to the municipal or separate entity, absent Idaho Power's voluntary execution of an agreement to provide that service. Separately, the Shoshone-Bannock Tribes, located in southeastern Idaho, have considered the adoption of a utility code applicable to electric utilities operating within the Shoshone-Bannock Tribal Reservation (Reservation). The tribal utility code, if adopted, could ultimately lead to Idaho Power's cessation of its historical provision of service to the Reservation and could result in either no or a limited electric service relationship with the Reservation, or could result solely in Idaho Power's sale of power to the Reservation pursuant to a power purchase agreement. Idaho Power estimates that the average load for the Reservation over the prior five years is approximately 14 Megawatts (MW).

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

Idaho Power’s system is dual peaking, with the larger peak demand occurring in the summer. The all-time system peak demand was 3,422 MW, set on July 7, 2017. On January 6, 2017, Idaho Power tied its highest all-time winter peak demand of 2,527 MW, which was originally set on December 10, 2009. During these and other similarly heavy load periods, Idaho Power’s system is fully committed to serve load and meet required operating reserves. The table that follows shows Idaho Power’s total power supply for the last three years.

	Power Supply			Percent of Total Generation
	2017	2016	2015	2017	2016	2015
	(thousands of MWh)
Hydroelectric plants	8,900	6,408	5,910	65%	53%	47%
Coal-fired plants	3,284	4,045	4,676	24%	33%	37%
Natural gas-fired plants	1,504	1,722	2,076	11%	14%	16%
Total system generation	13,688	12,175	12,662	100%	100%	100%

Purchased power - cogeneration and small power production	2,800	2,314	2,008
Purchased power - other	1,442	2,023	1,784
Total purchased power	4,242	4,337	3,792
Total power supply	17,930	16,512	16,454

Hydroelectric Generation: Idaho Power operates 17 hydroelectric projects located on the Snake River and its tributaries. Together, these hydroelectric facilities provide a total nameplate capacity of 1,706 MW and annual generation of approximately 8.5 million MWh under median water conditions. The amount of water available for hydroelectric power generation depends on several factors—the amount of snowpack in the mountains upstream of Idaho Power’s hydroelectric facilities, upstream reservoir storage, springtime precipitation and temperatures, main river and tributary base flows, the condition of the Eastern Snake Plain Aquifer and its spring flow impact, summer time irrigation withdrawals and returns, and upstream reservoir regulation. Idaho Power actively participates in collaborative work groups focused on water management issues in the Snake River Basin, with the goal of preserving the long-term availability of water for use at Idaho Power’s hydroelectric projects on the Snake River.

In 2017, above normal winter and spring precipitation resulted in 8.9 million MWh of hydroelectric generation, a significant increase from the past two years. In 2016, low upstream reservoir carryover (primarily in the upper Snake River basin) resulted in reduced downstream flow releases. Additionally, although snowpack accumulation was near-normal on April 1, 2016, the snowpack melted earlier than usual. The combined effect was lower than median hydro production of 6.4 million MWh in 2016. In 2015, below-normal snow accumulation resulted in a lower than median hydro production of 5.9 million MWh. During low water years, when stream flows into Idaho Power’s hydroelectric projects are reduced, Idaho Power’s hydroelectric generation is reduced, resulting in a greater reliance on other generation resources and power purchases. For 2018, Idaho Power estimates annual generation from its hydroelectric facilities to be between 7.5 million MWh and 9.5 million MWh.

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

BCC supplies coal to the Jim Bridger power plant. IERCo, a wholly-owned subsidiary of Idaho Power, owns a one-third interest in BCC and PacifiCorp owns a two-third interest in BCC and is the operator of the Bridger Coal Mine. The mine operates under a long-term sales agreement that provides for delivery of coal through 2024 from surface and underground sources. Idaho Power believes that BCC has sufficient reserves to provide coal deliveries for at least the term of the sales agreement. Idaho Power also has a coal supply contract providing for annual deliveries of coal through 2021 from the Black Butte mine located near the Jim Bridger plant. This contract supplements the BCC deliveries and provides another coal supply to fuel the Jim Bridger plant. The Jim Bridger plant’s rail load-in facility and unit coal train, while limited, provides the opportunity to access other fuel supplies for tonnage requirements above established contract minimums.

NV Energy is the operator of the North Valmy power plant (Valmy Plant). Idaho Power's existing coal inventory at the Valmy Plant is expected to meet Idaho Power's projected coal requirements at the plant through at least 2018. Idaho Power expects to be able to obtain future coal requirements through coal supply contracts. In 2017, Idaho Power established a process approved by the IPUC and OPUC for recovery of costs related to Idaho Power’s plan to end its participation in coal-fired operations at the Valmy Plant units 1 and 2 in 2019 and 2025, respectively. In both 2017 and 2016, the Valmy Plant provided 2 percent of Idaho Power's total generation. For additional information on the related settlement stipulations, see Part II, Item 7 – MD&A - "Regulatory Matters - Valmy Base Rate Adjustment Settlement Stipulations and Depreciation Rate Settlement Stipulations."

Portland General Electric Company is the operator of the Boardman power plant. Idaho Power believes that it has sufficient inventory and coal contracts to supply the Boardman plant with fuel through 2018. The Boardman plant receives coal through annual contracts with suppliers from the Powder River Basin in northeast Wyoming. Idaho Power expects to meet future coal needs through similar contracts. In December 2010, the Oregon Environmental Quality Commission approved a plan to cease coal-fired operations at the Boardman power plant no later than December 31, 2020.

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

As of December 31, 2017, approximately 6.5 million MMBtu of natural gas was financially hedged for physical delivery for the operational dispatch of the Langley Gulch plant through June 2019. Idaho Power plans to manage the procurement of additional natural gas for the peaking units on the daily spot market or from storage inventory as necessary to meet system requirements and fueling strategies.

Purchased Power: As described below, Idaho Power purchases power in the wholesale market as well as power pursuant to long-term power purchase contracts and exchange agreements.

Wholesale Market Transactions: To supplement its self-generated power and long-term purchase arrangements, Idaho Power purchases power in the wholesale market based on economics, operating reserve margins, risk management policy requirements, and unit availability. Depending on availability of excess power or generation capacity, pricing, and opportunities in the markets, Idaho Power also sells power in the wholesale markets. During 2017 and 2016, Idaho Power purchased 0.9 million MWh and 1.4 million MWh of power through wholesale market purchases at an average cost of $26.32 per MWh and $24.80 per MWh, respectively. During 2017 and 2016, Idaho Power sold 2.1 million MWh and 1.2 million MWh of power in wholesale market sales, with an average price of $15.63 per MWh and $21.25 per MWh, respectively.

Long-term Power Purchase and Exchange Arrangements: In addition to its wholesale market purchases, Idaho Power has the following notable firm long-term power purchase contracts and energy exchange agreements:

•	Telocaset Wind Power Partners, LLC - for 101 MW (nameplate generation) from its Elkhorn Valley wind project located in eastern Oregon. The contract term is through 2027.

•	USG Oregon LLC - for 22 MW (estimated average annual output) from the Neal Hot Springs #1 geothermal power plant located near Vale, Oregon. The contract term ends in 2037.

•
Clatskanie People's Utility - for the exchange of up to 18 MW of energy from the Arrowrock hydroelectric project in southern Idaho in exchange for energy from Idaho Power's system or power purchased at the Mid-Columbia trading hub. The contract term continues through 2020. Idaho Power has the right to renew the agreement for an additional five-year term.

•	Raft River Energy I, LLC - for up to 13 MW (nameplate generation) from its Raft River Geothermal Power Plant Unit #1 located in southern Idaho. The contract term ends in 2033.

PURPA Power Purchase Contracts: Idaho Power purchases power from PURPA projects as mandated by federal law. As of December 31, 2017, Idaho Power had contracts with on-line PURPA-related projects with a total of 1,114 MW of nameplate generation capacity, with an additional 5 MW nameplate capacity of projects projected to be on-line in 2018 and an additional 24 MW expected to be added in 2019. The power purchase contracts for these projects have original contract terms ranging from one to 35 years. The expense and volume of PURPA project power purchases during the last three years is included in the following table:

	Year Ended December 31,
	2017	2016	2015
PURPA contract expense (in thousands)	$169,788	$153,665	$131,340
MWh purchased under PURPA contracts (in thousands)	2,800	2,314	2,008
Average cost per MWh from PURPA contracts	$60.64	$66.41	$65.41

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

•
The IPUC issued an order in August 2015 that revised the standard PURPA power purchase contract term for new contracts to a 2-year term from the previously required 20-year term for projects that exceed the size limitations for published avoided costs.

•
The OPUC requires that Idaho Power pay the published avoided costs for solar PURPA qualifying facilities with a nameplate rating of 3 MW or less and all other types of projects with a nameplate rating of 10 MW or less. Idaho Power is required to negotiate an applicable price (premised on avoided costs) for all other qualifying facilities based upon OPUC regulations.

Anticipated Participation in Western Energy Imbalance Market: Utilities in the western United States outside the California Independent System Operator (California ISO) have traditionally relied upon a combination of automated and manual dispatch within the hour to balance generation and load to maintain reliable supply. These utilities have limited capability to transact within the hour outside their balancing area. In contrast, energy imbalance markets use automated intra-hour economic dispatch of generation from committed resources to serve loads. The California ISO and PacifiCorp implemented an energy imbalance market in 2014 (Western EIM) under which the parties enabled their systems to interact for dispatch purposes. The Western EIM is intended to reduce the power supply costs to serve customers through more efficient dispatch of a larger and more diverse pool of resources, to integrate intermittent power from renewable generation sources more effectively, and to enhance reliability. Participation in the Western EIM is voluntary and available to all balancing authorities in the western United States. Following an evaluation of the potential power supply cost savings and other advantages, system upgrade requirements, and estimated capital and ongoing operating costs, Idaho Power executed an agreement under which it intends to, subject to regulatory approval and other conditions, participate in the Western EIM. Idaho Power anticipates that it will commence participation in the Western EIM in April 2018. For information on regulatory proceedings related to costs associated with joining the Western EIM, see Part II, Item 7 – MD&A - "Regulatory Matters - Recovery of Costs for Anticipated Participation in Western Energy Imbalance Market."

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

Resource Planning

Integrated Resource Planning: The IPUC and OPUC require that Idaho Power prepare biennially an Integrated Resource Plan (IRP). Idaho Power filed its most recent IRP in June 2017 (2017 IRP). The IRP seeks to forecast Idaho Power's loads and resources for a 20-year period, analyzes potential supply-side and demand-side resource options, and identifies potential near-term and long-term actions. The four primary goals of the IRP are to:

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

The load forecast assumptions Idaho Power used in the 2017 IRP are included in the table below, together with the average annual growth rate assumptions used in the prior two IRPs. The rate of load growth can impact the timing and extent of development of resources, such as new generation plants or transmission infrastructure, to serve those loads.

	5-Year Forecast		20-Year Forecast
	Annual Growth Rate: Retail Sales (Billed MWh)	Annual Growth Rate: Annual Peak (Peak Demand)	Annual Growth Rate: Retail Sales (Billed MWh)	Annual Growth Rate: Annual Peak (Peak Demand)
2017 IRP	1.1%	1.6%	0.9%	1.4%
2015 IRP	1.1%	1.5%	1.1%	1.4%
2013 IRP	1.2%	1.5%	1.0%	1.3%

Idaho Power's 2017 IRP identifies its preferred resource portfolio and action plan. The IRP includes the completion of the Boardman-to-Hemingway 500-kV transmission line by 2026, the end of Idaho Power's participation in coal-fired operations at the North Valmy power plant units 1 and 2 in 2019 and 2025, respectively, and the early retirement of Jim Bridger units 1 and 2 in 2032 and 2028, respectively, with no other new resource needs prior to 2026. However, as noted in the 2017 IRP, there is considerable uncertainty surrounding the resource sufficiency estimates and project completion dates, including uncertainty around the timing and extent of third party development of renewable resources, the actual completion date of the Boardman-to-Hemingway transmission project, and the economics and logistics of plant retirements. These and other uncertainties could result in changes to the desirability of the preferred portfolio and adjustments to the timing and nature of anticipated and actual actions.

Energy Efficiency and Demand Response Programs: Idaho Power’s energy efficiency and demand response portfolio is comprised of 24 programs. These energy efficiency programs target energy savings across the entire year, while the demand response programs target system demand reduction in the summer at times of peak loads. The programs are offered to all customer segments and emphasize the wise use of energy, especially during periods of high demand. This energy and demand reduction can minimize or delay the need for new generation or transmission infrastructure. Idaho Power’s programs include:

•	financial incentives for irrigation customers for either improving the energy efficiency of an irrigation system or installing new energy efficient systems;

•
energy efficiency for new and existing homes including electric heating, ventilation and cooling equipment, as well as energy efficient building techniques, air duct sealing, and energy efficient lighting;

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

In 2017, Idaho Power’s energy efficiency programs reduced energy usage by approximately 170,000 MWh. For 2017, Idaho Power had a demand response available capacity of approximately 394 MW. In 2017 and 2016, Idaho Power expended approximately $48 million and $43 million, respectively, on both energy efficiency and demand response programs. Funding for these programs is provided through a combination of the Idaho and Oregon energy efficiency tariff riders, base rates, and the power cost adjustment mechanisms. Energy efficiency program expenditures funded through the riders are reported as an operating expense with an equal amount of revenues recorded in other revenues, resulting in no net impact on earnings.

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

Environmental Expenditures: Idaho Power’s environmental compliance expenditures will remain significant for the foreseeable future, particularly given the volume of existing and proposed regulations at the federal level. Idaho Power estimates its environmental expenditures, based upon present environmental laws and regulations, will be as follows for the periods indicated, excluding allowance for funds used during construction (AFUDC) (in millions of dollars):

	2018	2019 - 2020
Capital expenditures:
License compliance and relicensing efforts at hydroelectric facilities	$12	$31
Investments in equipment and facilities at thermal plants	5	18
Total capital expenditures	$17	$49
Operating expenses:
Operating costs for environmental facilities - hydroelectric	$21	$41
Operating costs for environmental facilities - thermal	11	24
Total operations and maintenance	$32	$65

Idaho Power anticipates that finalization, implementation, or modification of a number of federal and state rulemakings and other proceedings addressing, among other things, greenhouse gases and endangered species, could result in substantial changes in operating and compliance costs, but Idaho Power is unable to estimate those changes in costs given the uncertainty associated with existing and potential future regulations. Idaho Power expects that it would seek to recover increases in costs through the ratemaking process. Beyond increasing costs generally, these environmental laws and regulations could affect IDACORP's and Idaho Power's results of operations and financial condition if the costs associated with these environmental requirements and potential early plant retirements cannot be fully recovered in rates on a timely basis.

Idaho Power monitors environmental requirements and assesses whether environmental control measures are or remain economically appropriate. Continued review of the economic appropriateness of further investments in coal-fired plants was included in a February 2014 order of the IPUC, in which the IPUC requested that Idaho Power continue monitoring environmental requirements at a national level and account for their impact in resource planning and promptly apprise the IPUC of developments that could impact the company's continued reliance on the Valmy Plant as a coal-fired resource.

In 2017, the IPUC and OPUC approved a settlement stipulation allowing accelerated depreciation and cost recovery for the Valmy Plant in connection with Idaho Power's plan to end its participation in the operation of unit 1 at the Valmy Plant by the end of 2019 and unit 2 by 2025. The plan to end Idaho Power's participation in operations of units 1 and 2 at the Valmy Plant was based primarily on the economics of operating the plant. The settlement stipulations are described in Part II, Item 7 - MD&A - "Regulatory Matters” in this report. Additionally, in light of the uncertainty resulting from pending environmental regulation and the substantial estimated cost of selective catalytic reduction equipment (SCR) installation, Idaho Power is assessing whether to move forward with the installation of SCR on units 1 and 2 at the Jim Bridger power plant.

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

In 2015, Idaho Power further extended and expanded the goal, seeking to reduce the company-owned resource portfolio average CO2 emissions intensity to 15-20 percent below 2005 levels for the 2010-2017 period. As of the date of this report, Idaho Power achieved the reduction goal set in 2015, with carbon emissions intensity at 25 percent below the 2005 level, and further extended the current CO2 emissions intensity reduction goal through 2020.

Idaho Power's estimated historic CO2 emissions intensity from its generation facilities was as follows:

	2017	2016	2015	2014	2013	2012	2011	2010
Emissions Intensity (lbs CO2/MWh)	894	934	945	945	929	867	864	1,066

IDACORP FINANCIAL SERVICES, INC.

IFS invests in affordable housing developments, which provide a return principally by reducing federal and state income taxes through tax credits and accelerated tax depreciation benefits. IFS has focused on a diversified approach to its investment strategy in order to limit both geographic and operational risk with most of IFS’s investments having been made through syndicated funds. IFS is no longer actively pursuing further investment opportunities, but will continue to maintain and manage its current portfolio of investments. At December 31, 2017, the unamortized amount of IFS’s portfolio was approximately $6 million ($165 million in gross tax credit investments, net of $159 million of accumulated amortization). IFS generated tax credits of $2.6 million in both 2017 and 2016 and $3.3 million in 2015. In 2017 and 2016, IFS received distributions related to fully-amortized affordable housing investments that reduced IDACORP's income tax expense by $1.1 million and $1.7 million, respectively.

IDA-WEST ENERGY COMPANY

Ida-West operates and has a 50 percent ownership interest in nine hydroelectric projects that have a total generating capacity of 45 MW. Four of the projects are located in Idaho and five are in northern California. All nine projects are “qualifying facilities” under PURPA. Idaho Power purchased all of the power generated by Ida-West’s four Idaho hydroelectric projects at a cost of approximately $10 million in 2017 and $8 million in both 2016 and 2015.

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

DARREL T. ANDERSON, 59

•	President and Chief Executive Officer of IDACORP, Inc., May 2014 - present

•	President and Chief Executive Officer of Idaho Power Company, January 2014 - present

•	President and Chief Financial Officer of Idaho Power Company, January 2012 - December 2013

•	Executive Vice President, Administrative Services and Chief Financial Officer of IDACORP, Inc., October 2009 - April 2014

•	Member of the Boards of Directors of IDACORP, Inc. and Idaho Power Company since September 2013

BRIAN R. BUCKHAM, 39

•	Senior Vice President and General Counsel of IDACORP, Inc. and Idaho Power Company, February 2017 - present

•	Vice President and General Counsel of IDACORP, Inc. and Idaho Power Company, April 2016 - February 2017

•	In-house legal counsel of IDACORP, Inc. and Idaho Power Company, April 2010 - March 2016

 LISA A. GROW, 52

•	Senior Vice President and Chief Operating Officer of Idaho Power Company, April 2016 - present

•	Senior Vice President of Operations of Idaho Power Company, January 2016 - March 2016

•	Senior Vice President - Power Supply of Idaho Power Company, October 2009 - December 2015

 STEVEN R. KEEN, 57

•	Senior Vice President - Chief Financial Officer, and Treasurer of IDACORP, Inc., May 2014 - present

•	Senior Vice President - Chief Financial Officer, and Treasurer of Idaho Power Company, January 2014 - present

•	Senior Vice President - Finance and Treasurer of Idaho Power Company, January 2012 - December 2013

•	Vice President - Finance and Treasurer of IDACORP, Inc., June 2010 - April 2014

LONNIE KRAWL, 54

•	Senior Vice President of Administrative Services and Chief Human Resources Officer of Idaho Power Company, April 2016 - present

•	Senior Vice President of Administrative Services and Chief Information Officer of Idaho Power Company, January 2016 - March 2016

•	Vice President and Chief Information Officer of Idaho Power Company, October 2013 - December 2015

•	Director of Human Resources of Idaho Power Company, July 2009 - September 2013

JEFFREY L. MALMEN, 50

•	Senior Vice President of Public Affairs of IDACORP, Inc. and Idaho Power Company, April 2016 - present

•	Vice President of Public Affairs of IDACORP, Inc. and Idaho Power Company, October 2008 - March 2016

TESSIA PARK, 56

•	Vice President of Power Supply of Idaho Power Company, January 2016 - present

•	Director of Load Serving Operations of Idaho Power Company, September 2012 - December 2015

KEN W. PETERSEN, 54

•	Vice President, Controller and Chief Accounting Officer of IDACORP, Inc. and Idaho Power Company, January 2014 - present

•	Corporate Controller and Chief Accounting Officer of IDACORP, Inc. and Idaho Power Company, May 2010 - December 2013

N. VERN PORTER, 58

•	Vice President of Transmission & Distribution Engineering and Construction and Chief Safety Officer, April 2016 - present

•	Vice President of Customer Operations of Idaho Power Company, January 2016 - March 2016

•	Senior Vice President of Customer Operations of Idaho Power Company, April 2015 - December 2015

•	Vice President of Idaho Power Company, January 2014 - April 2015

•	Vice President of Delivery Engineering and Construction of Idaho Power Company, May 2012 - December 2013

ADAM RICHINS, 39

•	Vice President of Customer Operations and Business Development of Idaho Power Company, March 2017 - Present

•	General Manager of Customer Operations, Engineering and Construction, January 2014 - February 2017

•	In-house legal counsel of Idaho Power Company, November 2010 - January 2014

ITEM 1A. RISK FACTORS

IDACORP and Idaho Power operate in a highly regulated industry and business environment that involves significant risks, many of which are beyond the companies' control. The circumstances and factors set forth below may have a material impact on the business, financial condition, or results of operations of IDACORP and Idaho Power and could cause actual results or outcomes to differ materially from those discussed in any forward-looking statements. These risk factors, as well as other information in this report, including without limitation, in Part II - Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Matters Impacting Future Results" in this report, and information in other reports the companies file with the SEC, should be considered carefully when making any investment decisions relating to IDACORP or Idaho Power.

State or federal regulators may not approve customer rates that provide timely or sufficient recovery of Idaho Power's costs or allow Idaho Power to earn a reasonable rate of return, which could cause IDACORP's and Idaho Power's financial condition and results of operations to be adversely affected.

The prices that the IPUC and OPUC authorize Idaho Power to charge customers for its retail services, and the tariff rate that the FERC permits Idaho Power to charge for its transmission services, are generally the most significant factors influencing

IDACORP’s and Idaho Power’s business, results of operations, liquidity, and financial condition. Idaho Power's ability to recover its costs and earn a reasonable rate of return can be affected by many regulatory factors, including the timing difference between when costs are incurred and when those costs are recovered in customers’ rates (often called "regulatory lag" in the utility industry), and differences between the costs embedded in rates and the amount of actual costs incurred. Idaho Power is often required to incur costs before the IPUC, OPUC, or FERC approves the recovery of those costs, such as construction costs for new facilities or power lines, the costs of compliance with legislative and regulatory requirements and the costs of damage from natural disasters. The IPUC, OPUC, and FERC may not allow Idaho Power to recover some or all of those costs on the basis that Idaho Power did not reasonably or prudently incur those costs or for other reasons. While rate regulation is premised on the assumption that rates established are fair, just, and reasonable, regulators have considerable discretion in applying this standard. Decisions are subject to judicial appeal, which could lead to further uncertainty in regulatory proceedings. In response to economic, political, legislative, public policy, and regulatory pressures, Idaho Power may be subject to rate increase moratoriums, rate reductions or refunds, limits on rate increases, and lower allowed rates of return on investments. The ratemaking process typically involves multiple intervening parties, including governmental bodies, consumer advocacy groups, and customers, generally with the common objective of limiting rate increases or even reducing rates. The IPUC and OPUC may adopt different methods of calculating the allocation of the total utility costs in their respective jurisdictions, resulting in certain costs excluded in both states. In a number of proceedings in recent years, Idaho Power has been denied recovery, or required to defer recovery pending the next general rate case, including denials or deferrals related to capital expenditures for long-term projects expenses. Adverse outcomes in regulatory proceedings or significant regulatory lag may cause Idaho Power to record an impairment of its assets or otherwise adversely affect cash flows and earnings and result in lower credit ratings, reduced access to capital and higher financing costs, and reductions or delays in planned capital expenditures.

For additional information relating to Idaho Power's state and federal regulatory framework and regulatory matters, see Part I - Item 1 - "Business - Utility Operations," Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report, and Part II - Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters" in this report.

Idaho Power's cost recovery mechanisms may not function as intended and are subject to change, which may adversely affect IDACORP's and Idaho Power's financial condition and results of operations. Idaho Power has power cost adjustment mechanisms in its Idaho and Oregon jurisdictions and a fixed cost adjustment mechanism in Idaho. The power cost adjustment mechanisms track Idaho Power’s actual net power supply costs (primarily fuel and purchased power less off-system sales) and compare these amounts to net power supply costs being recovered in retail rates. A majority of the difference between these two amounts is deferred for future recovery from, or refund to, customers through rates. Volatility in power supply costs continues to be significant, in large part due to fluctuations in hydroelectric generation conditions and high costs for the purchase of renewable energy under mandatory long-term contracts. While the power cost adjustment mechanisms function to mitigate the potentially adverse impact on net income of power supply cost volatility, the mechanisms do not eliminate the cash flow impact of that volatility. When power costs rise above the level recovered in current retail rates, Idaho Power incurs the costs but recovery of those costs is deferred to a subsequent collection period, which can adversely affect Idaho Power’s operating cash flow and liquidity until those costs are recovered from customers. The fixed cost adjustment mechanism is a decoupling mechanism designed to remove Idaho Power's disincentive to invest in energy efficiency activities by allowing Idaho Power to charge residential and small commercial customers when it recovers less than the base level of fixed costs per customer that the IPUC authorized for recovery in the most recent general rate case. The power cost and fixed cost adjustment mechanisms are generally subject to change at the discretion of applicable state regulators, who could decide to modify or eliminate either mechanism in a manner that adversely impacts IDACORP's and Idaho Power's financial condition, cash flows, and results of operations.

IDACORP's and Idaho Power's business, financial condition, and results of operations may be negatively affected by changes in customer growth or customer usage. Growth in the number of customers and customers' use of electricity are affected by a number of factors, such as population growth or decline in Idaho Power's service area, expansion or loss of service area, changes in customer needs and expectations, adoption rates of energy efficiency measures, customer-generated power such as from rooftop solar panels, demand-side management requirements, regulation or deregulation, and adverse economic conditions. An economic downturn or recession could also negatively impact customer use and reduce revenues and cash flows, thus adversely affecting results of operations. Many electric utilities, including Idaho Power, have experienced a decline in usage per customer, in part attributable to energy efficiency activities. State or federal regulations may be enacted to encourage or require mandatory energy conservation or technological advances that increase energy efficiency, which could further reduce usage per customer. Also, changing customer needs and expectations could lead to lower customer satisfaction, reduced loyalty, difficulty in obtaining rate increases, and customers seeking alternative sources of energy and the unbundling of regulated electric service. If customers choose to generate their own energy, discontinue a portion or all service from Idaho Power, or replace electric power for heating with natural gas, demand for Idaho Power's energy may decline and adversely impact the affordability of its services for remaining customers. While Idaho Power has recently experienced a net growth in usage due to an increase in the number of customers, when adjusted for the impacts of weather, the average monthly usage on a per customer basis for Idaho residential customers has declined from 1,051 kWh in 2009 to 952 kWh in 2017. Rate mechanisms, such as the Idaho fixed cost adjustment, are designed to address the financial disincentive associated with promoting energy efficiency activities, but there is no assurance that the mechanism will result in full or timely collection of Idaho Power's fixed costs, which are currently collected in large part through the company's volume-based energy rates that are based on historical sales volume. Any undercollection of fixed costs would adversely impact revenues, earnings, and cash flows. The formation of municipal utilities or similar entities for distribution systems within Idaho Power's service area could also result in a load decrease. The loss of loads resulting from some of these events may result in IDACORP and Idaho Power modifying or eliminating large generation or transmission projects. This could in turn result in reduced revenues as well as write-downs or write-offs if regulators determine that the costs of the projects were incurred imprudently, which could have a material adverse impact on IDACORP's and Idaho Power's financial condition, results of operations, and cash flows.

Conversely, if Idaho Power were to experience an unanticipated increase in the demand for energy through, for example, the rapid addition of new industrial and commercial customers or population growth in the service area, Idaho Power may be required to rely on higher-cost purchased power to meet peak system demand and may need to accelerate investment in additional generation or transmission resources. If the incremental costs associated with the unanticipated changes in loads exceed the incremental revenue received from the sales to the new customers, and Idaho Power is unable to secure timely and full rate relief to recover those increased costs, the resulting imbalance could have an adverse effect on IDACORP's and Idaho Power's financial condition, results of operations, and cash flows.

IDACORP's and Idaho Power's operating results fluctuate seasonally and can be adversely affected by changes in weather conditions and severe weather. Idaho Power's electric power sales are seasonal, with demand in Idaho Power's service area peaking during the hot summer months, with a secondary peak during the cold winter months. Electric power demands by irrigation customers in Idaho Power's service area, which are impacted by temperatures and the timing and amount of precipitation, can also create significant seasonal changes in usage. Seasonality of revenues may be further impacted by Idaho Power's tiered rate structure, under which rates charged to customers are often higher during higher-load periods, such as hot summers and cold winters. Market prices for power also often increase significantly during these peak periods, at times when Idaho Power is required to purchase power in the wholesale markets to meet customer demand. By contrast, when temperatures are relatively mild or where precipitation supplants irrigation systems, loads are often lower as customers are not using electricity for heating and air conditioning or irrigation purposes. Thus, weather conditions and the timing and extent of precipitation can cause IDACORP's and Idaho Power's results of operations and financial condition to fluctuate seasonally, quarterly, and from year to year.

Changes in climate in Idaho Power's service area could also have significant physical effects, such as increased frequency and severity of storms, droughts, heat waves, fires, floods, snow loading, and other extreme weather events. These extreme weather events and their associated impacts can damage transmission, distribution, and generation facilities, causing service interruptions and extended outages, increasing supply chain costs and other operating and maintenance expenses, and limiting Idaho Power's ability to meet customer energy demand. Sustained drought conditions or decreased snow pack due to higher temperatures are likely to decrease power generation from hydroelectric plants. Variations in hydroelectric generation that increase Idaho Power's reliance on market purchases may lead to more costly power supply sources for its customers and reduce benefits from selling surplus hydroelectric power in the wholesale market. The price of power in the wholesale energy markets tends to be higher during periods of high regional demand that tends to occur with weather extremes, which may cause Idaho Power to purchase power in the wholesale market during peak price periods, increasing power supply costs. The costs of repair and replacing infrastructure or liability for personal injury or property damage from utility equipment that fails from significant weather and weather-related events may not be covered in full by insurance. Costs incurred as a result of such events might also not be recovered through customer rates if the costs incurred are greater than those allowed for recovery by regulators.

New advances in power generation, energy efficiency, or other technologies that impact the power utility industry could decrease revenues. The increasing cost of energy in the electric utility industry has encouraged the development of new technologies for power generation, power storage, and energy efficiency. In particular, in recent years the cost of solar generation has decreased significantly, and there are federal and state regulations, laws and other incentives in place to help further reduce the cost of solar generation. There is potential that customer-owned power generation systems, particularly if coupled with power storage devices, could become sufficiently cost-effective and efficient that an increasing number of Idaho Power's customers choose to install such systems on their homes or businesses, which in turn could require changes in the way Idaho Power manages its distribution systems. Additionally, considerable emphasis has been placed on energy efficiency, such as LED lighting and high-efficiency appliances. Energy efficiency programs, including programs sponsored by Idaho Power under a directive from state regulatory commissions, are designed to reduce energy demand. If Idaho Power is unable to adjust its rate design or maintain adequate regulatory mechanisms allowing for timely cost recovery, declining usage from customer-owned generation sources and energy efficiency would result in under-recovery of Idaho Power's costs and investment in infrastructure, and reduce revenues, which would impact IDACORP's and Idaho Power's financial condition and results of operations.

Capital expenditures for infrastructure, risks associated with permitting and construction of that infrastructure, and the timing and availability of cost recovery for the expenditures, can significantly affect IDACORP's and Idaho Power's financial condition and results of operations. Idaho Power’s business is capital intensive and requires significant investments in energy generation, transmission, and distribution infrastructure. A significant portion of Idaho Power’s facilities were constructed many years ago, and thus require periodic upgrades and frequent maintenance. Also, long-term anticipated increases in both the number of customers and the demand for energy require expansion and reinforcement of that infrastructure. For instance, Idaho Power is in the permitting process for two 500-kV transmission line projects, which are intended to help meet future customer energy demands. Construction projects are subject to usual permitting and construction risks that can adversely affect project costs and the completion time. These risks include, as examples:

•	the ability to timely obtain labor or materials at reasonable costs;

•	defaults by contractors;

•	equipment, engineering, and design failures;

•	unexpected environmental and geological problems;

•	the effects of adverse weather conditions;

•	availability of financing;

•	load forecasts;

•	the ability to obtain and comply with permits and land use rights, and environmental constraints; and

•	delays and costs associated with disputes and litigation with third parties.

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
Changes in legislation, regulation, and government policy may have a material adverse effect on IDACORP’s and Idaho Power’s business in the future. Changes in, and uncertainty with respect to, federal, state, and local legislation, regulation, and government policy could significantly impact IDACORP’s and Idaho Power’s businesses and the electric utility industry. Specific legislative and regulatory proposals and recently enacted legislation that could have a material impact on IDACORP and Idaho Power include, but are not limited to, tax reform, infrastructure renewal programs, and modifications to public company reporting requirements and environmental regulation. Further, the proposals and new legislation could have an impact on the rate of growth of Idaho Power’s customers and their willingness to expand operations and increase electric service requirements. IDACORP and Idaho Power are monitoring the implementation by federal, state, and local governmental authorities of various executive orders and are unable to predict whether and to what extent such actions will meaningfully change existing legislative and regulatory environments relevant to the companies, or if any such changes would have a net positive or negative impact on the companies. To the extent that such changes have a negative impact on the companies or Idaho Power’s customers, including as a result of related uncertainty, these changes may materially and adversely impact IDACORP’s and Idaho Power’s business, financial condition, results of operations, and cash flows.

Changes in income tax laws and regulations, or differing interpretation or enforcement of applicable laws by the U.S. Internal Revenue Service or other taxing jurisdictions, could have a material adverse impact on IDACORP’s or Idaho Power’s financial condition and results of operations. IDACORP and Idaho Power must make judgments and interpretations about the application of the law when determining the provision for income taxes. Amounts of income tax-related assets and liabilities involve judgments and estimates of the timing and probability of recognition of income, deductions, and tax credits, which are subject to challenge by taxing authorities. In recent years, state regulatory mechanisms with income tax-related provisions (such as Idaho Power's October 2014 regulatory settlement stipulation with the IPUC), has significantly impacted IDACORP's and Idaho Power's results of operations. The outcome of ongoing and future income tax proceedings, or the state public utility commissions' treatment of those outcomes, could differ materially from the amounts IDACORP and Idaho Power record prior to conclusion of those proceedings, and the difference could negatively affect IDACORP’s and Idaho Power’s earnings and cash flows. Further, in some instances the treatment from a ratemaking perspective of any net income tax expense or benefit could be different than IDACORP or Idaho Power anticipate or request from applicable state regulatory commissions, which could have a negative effect on their financial condition and results of operations. In addition, Idaho Power uses the regulatory flow-through income tax accounting method as described in Note 1 - "Summary of Significant Accounting Policies" to the consolidated financial statements included in this report, and potential changes in income tax laws or interpretations may impact IDACORP's and Idaho Power's income taxes and reporting obligations differently than most other companies.

Due to the enactment of the tax reform act generally referred to as the "Tax Cuts and Jobs Act", which lowered the corporate federal income tax rate, IDACORP and Idaho Power expect the changes in income tax law to reduce annual income tax expense for both companies beginning in 2018. However, due to Idaho Power's use of flow-through income tax accounting which has historically reduced income tax expense and contributed to lower electricity rates for customers, the changes in federal income tax law may not reduce IDACORP's and Idaho Power's income tax expense as significantly as the income tax expense of some peers in the utility industry who use fully normalized income tax accounting or non-utility companies. The IPUC has ordered Idaho Power to record a regulatory liability for the estimated Idaho-jurisdictional share of financial benefits after January 1, 2018, from the changes in federal income tax law, and to file a report with the IPUC identifying and quantifying the income tax changes along with proposed tariff schedule changes. Idaho Power also filed an application with the OPUC requesting authority to defer for later ratemaking treatment the Oregon jurisdictional earnings in excess of the currently authorized Oregon jurisdictional rate of return on equity that may result from the Tax Cuts and Jobs Act as measured from the Company’s annual Oregon Results of Operations. The OPUC Staff filed an application with the OPUC requesting authority to defer for later ratemaking treatment the difference between Idaho Power’s current retail rates and its current retail rates inclusive of the impact of the Tax Cuts and Jobs Act. Idaho Power is working with the IPUC and OPUC to determine how potential income tax expense reductions from the changes in federal income tax law may benefit Idaho Power customers and affect IDACORP's and Idaho Power's financial condition and results of operations.

IDACORP's and Idaho Power’s businesses are subject to an extensive set of environmental laws, rules, and regulations, which could impact their operations and costs of operations, potentially rendering some generating units uneconomical to maintain or operate, and could increase the costs and alter the timing of major projects. IDACORP's and Idaho Power's operations are subject to a number of federal, state, and local environmental statutes, rules, and regulations relating to air and water quality, natural resources, renewable energy, and health and safety. Many of these laws and regulations are described in Part II - Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters" in this report. These laws and regulations generally require IDACORP and Idaho Power to obtain and comply with a wide variety of environmental licenses, permits, and other approvals, including through substantial investment in pollution controls, and may be enforced by both public officials and private individuals. Some of these regulations are pending, changing, or subject to interpretation, and failure to comply may result in penalties, mandatory operational changes, and other adverse consequences, including costs associated with defending against claims by governmental authorities or private parties and complying with new operating requirements. Idaho Power devotes significant resources to environmental monitoring, pollution control equipment, and mitigation projects to comply with existing and anticipated environmental regulations. However, it is possible that federal, state and local authorities could attempt to enforce more stringent standards, stricter regulation, and more expansive application of environmental regulations.

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

The current presidential administration has issued a number of executive orders related to environmental matters designed to ease environmental regulation that the federal agencies are still implementing. However, the outcome of the Environmental Protection Agency's and other federal agencies' review of regulations covered by the executive orders is difficult to predict. Moreover, the executive orders and any resulting federal regulations could be affected by Congressional action and challenged in court. Further, state and local governmental authorities could choose to replace the federal regulations or bolster environmental compliance and enforcement efforts at the local level. Accordingly, Idaho Power may not realize any benefit from changes to federal environmental regulations, if any, resulting from the executive orders and, as of the date of this report, cannot predict whether and to what extent the orders could affect its operations and environmental-related expenditures. Idaho Power is not guaranteed timely or full recovery through customer rates of costs associated with environmental regulations, environmental compliance, and clean-up of contamination, and regulators may not grant prior approval of cost recovery. If there is a delay in obtaining any required environmental regulatory approval or if Idaho Power fails to obtain, maintain, or comply with any such approval, construction and/or operation of Idaho Power's generation or transmission facilities could be delayed, halted, or subjected to additional costs.

In addition, some environmental regulations are currently subject to litigation and not yet final. As a result of this uncertainty, strategies to comply with the regulations, including available control technologies or other allowed compliance measures, are unpredictable and Idaho Power cannot provide any assurance regarding the potential impacts these regulations would have on Idaho Power's operations or financial condition.

Factors contributing to lower hydroelectric generation can increase costs and negatively impact IDACORP's and Idaho Power's financial condition and results of operations. Idaho Power derives a significant portion of its power supply from its hydroelectric facilities. During 2017, 65 percent of Idaho Power's electric power generation was from hydroelectric facilities. Due to Idaho Power’s heavy reliance on hydroelectric generation, factors such as precipitation and snowpack, the timing of run-off, and the availability of water in the Snake River basin can significantly affect its operations. The combination of a long-term trend of declining Snake River base flows, over-appropriation of water, and periods of drought have led to water rights disputes and proceedings among surface water and ground water irrigators and the State of Idaho. Recharging the Eastern Snake Plain aquifer by diverting surface water to porous locations and permitting it to sink into the aquifer is one approach to the over-appropriation dispute. Diversions from the Snake River for aquifer recharge or the loss of water rights reduce Snake River flows available for hydroelectric generation. When hydroelectric generation is reduced, Idaho Power must increase its use of more expensive thermal generating resources and market power purchases; therefore, costs increase and opportunities for off-system sales are reduced, reducing revenues and potentially earnings. Through its power cost adjustment mechanisms, Idaho Power expects to recover most (but not all) of the increase in net power supply costs caused by lower hydroelectric generation. The timing of recovery of the increased costs, however, may not occur until the subsequent power cost adjustment year, adversely affecting cash flows and liquidity.

Obligations imposed in connection with hydroelectric license renewals may require large capital expenditures, increase operating costs, reduce hydroelectric generation, and negatively affect IDACORP's or Idaho Power's results of operations and financial condition. For the last several years, Idaho Power has been engaged in an effort to renew its federal license for its largest hydroelectric generation source, the Hells Canyon Complex. Relicensing includes an extensive public review process that involves numerous natural resource issues and environmental conditions. The existence of endangered and threatened species in the watershed may result in major operational changes to the region’s hydroelectric projects, which may be reflected in hydroelectric licenses, including for the Hells Canyon Complex. In addition, new interpretations of existing laws and regulations could be adopted or become applicable to hydroelectric facilities, which could further increase required expenditures for marine life recovery and endangered species protection and reduce the amount of hydroelectric generation available to meet Idaho Power’s generation requirements. One significant issue identified in connection with the Hells Canyon Complex relicensing effort involves water temperature gradients in the Snake River below the Hells Canyon dam. Certain parties in the relicensing proceedings have advocated for the installation of a water temperature management apparatus which, if required to be installed, would involve substantial costs to construct, operate, and maintain. Idaho Power may be unable to recover in full or in a timely manner the costs of such an apparatus through rates, particularly given the magnitude of any potential impact on customer rates. Another significant issue related to the relicensing effort involves a dispute between the states of Idaho and Oregon regarding whether to reintroduce or establish spawning populations of fish species into Idaho waters. Idaho Power cannot predict whether and how Idaho and Oregon will negotiate a mutually agreeable approach or whether legal or regulatory action will ultimately be necessary for such resolution, nor can Idaho Power predict the outcome of any such proceedings. Idaho Power also cannot predict the requirements that might be imposed during the relicensing process, the financial impact of those requirements, whether a new multi-year license will ultimately be issued, and whether the IPUC or

OPUC will allow recovery through rates of the substantial costs incurred in connection with the licensing process and subsequent compliance. Imposition of onerous conditions in the relicensing process could result in Idaho Power incurring significant capital expenditures, increase operating costs (including power purchase costs), and reduce hydroelectric generation, which could negatively affect results of operations and financial condition.

Idaho Power’s use of coal and natural gas to fuel power generation facilities exposes it to commodity availability and price risk, which can adversely affect IDACORP's and Idaho Power's results of operations and financial condition. As part of its normal business operations, Idaho Power purchases coal and natural gas in the open market or under short-term or long-term contracts, often with variable pricing terms. Market prices for coal and natural gas are volatile and influenced by factors impacting supply and demand such as weather conditions, fuel transportation availability, economic conditions, and changes in technology. Natural gas transportation to Idaho Power's three natural gas plants is limited to one primary pipeline, presenting a heightened possibility of supply constraint and disruptions separate from the risk of counterparty default. Most of Idaho Power's coal supply arrangements are under long-term contracts for coal originating in Wyoming, and thus Idaho Power is exposed to risk of disruption of coal production in, or transportation from, that region. Idaho Power may from time to time enter into new, or renegotiate, these long-term contracts but can provide no assurance that such contracts will be negotiated or renegotiated on satisfactory terms, or at all. There also can be no assurance that counterparties to the natural gas or coal supply agreements will fulfill their obligations to supply natural gas or coal, and they may experience financial or technical problems or unforeseeable events that inhibit their ability to deliver natural gas or coal. Defaults by coal and natural gas suppliers may cause Idaho Power to seek alternative, and potentially more costly, sources of fuel or rely on other generation sources or wholesale market power purchases. Idaho Power may not be able to fully or timely recover these increased costs through rates, which may adversely affect IDACORP's and Idaho Power's financial condition and results of operations.

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

Idaho Power’s generation, transmission, and distribution facilities are subject to numerous operational risks unique to it and its industry. Operating risks associated with Idaho Power's generation, transmission, and distribution facilities include equipment failures, volatility in fuel and transportation pricing, interruptions in fuel supplies, increased regulatory compliance costs, labor disputes, accidents and workforce safety matters, release of hazardous or toxic substances into the air, water, or ground, wildfires, acts of terrorism or sabotage, the loss of cost-effective disposal options for solid waste such as coal ash, operator error, and the occurrence of catastrophic events at the facilities. Diminished availability or performance of those facilities could result in reduced customer satisfaction, reputational harm, liability to third parties, and regulatory inquiries and fines. Operation of Idaho Power's owned and co-owned generating stations below expected capacity levels, or unplanned outages at these stations, could cause reduced energy output and lower efficiency levels and result in lost revenues and increased expenses for alternative fuels or wholesale market power purchases. Further, the transmission system in Idaho Power's service area is constrained, limiting the ability to transmit electric energy within the service area and access electric energy from outside the service area during high-load periods. Idaho Power's transmission facilities are also interconnected with those of third parties, and thus operation of Idaho Power's and third parties' facilities could be adversely affected by unexpected or uncontrollable events. These transmission constraints and events could result in failure to provide reliable service to customers and the inability to deliver energy from generating facilities to the power grid, and the inability to access lower cost sources of electric energy.

Accidents, electrical contacts, fires, explosions, catastrophic failures, general system damage or dysfunction, uncontrolled release of water from hydroelectric dams, and other unplanned events related to Idaho Power's infrastructure would increase repair costs and may expose Idaho Power to liability for personal injury and property damage. Fires alleged to have been caused by Idaho Power's transmission, distribution, or generation infrastructure could also expose Idaho Power to claims for fire suppression costs and liability for personal injury or property damage, whether based on claims of negligence, trespass or otherwise. Idaho Power maintains insurance coverage for such operating and event risks, but insurance coverage is subject to the terms and limitations of the available policies and may not be sufficient to cover Idaho Power’s ultimate liability. If the amount of insurance is insufficient or otherwise unavailable, or if Idaho Power is unable to recover in rates the costs of any uninsured losses, IDACORP’s and Idaho Power’s financial condition, results of operations, or cash flows could be materially affected.

Volatility or disruptions in the financial markets, failure of IDACORP or Idaho Power to satisfy conditions necessary for obtaining loans or issuing debt securities, and denial of regulatory authority to issue debt or equity securities may negatively affect IDACORP’s and Idaho Power’s ability to access capital and/or increase their cost of borrowing, and ability to execute on their strategic plans. IDACORP and Idaho Power use credit facilities, commercial paper markets, and long-term debt as significant sources of liquidity and funding for operating and capital requirements and debt maturities not satisfied by operating cash flow. The credit facilities represent commitments by the participating banks to make loans and issue letters of credit. However, the ability and obligation of the participating banks to make those loans and issue letters of credit is subject to specified conditions and volatility or disruptions in the financial markets could affect the companies' ability to obtain debt financing or draw upon or renew existing credit facilities. Idaho Power's ability to issue long-term debt is also subject to a number of conditions included in an indenture, and Idaho Power's ability to issue long-term debt and commercial paper is subject to the availability of purchasers willing to purchase the securities under reasonable terms or at all. Because of these limitations, IDACORP and Idaho Power may be unable to issue commercial paper or short-term or long-term debt at reasonable interest rates and terms or at all. Also, while the credit facilities represent a contractual obligation to make loans, one or more of the participating banks may default on their obligations to make loans under, or may withdraw from, the credit facilities.

Idaho Power is required to obtain regulatory approval in Idaho, Oregon, and Wyoming in order to borrow money or to issue securities and is therefore dependent on the public utility commissions of those states to issue favorable orders in a timely manner to permit them to finance their operations, capital expenditures, and debt maturities. IDACORP's and Idaho Power's credit facilities include financial covenants that limit the amount of debt that can be outstanding as a percentage of total capital, and Idaho Power's long-term debt has also been issued under an indenture that contains a number of financial covenants. The companies must also make specified representations in connection with request for loans and it is possible that they may be unable to do so at the time of such request, which would limit or eliminate the obligation of the banks to provide loans. Failure to maintain these representations and covenants could preclude IDACORP and Idaho Power from issuing commercial paper, borrowing under their credit facilities, or issuing long-term debt, and could trigger a default and repayment obligation under debt instruments, which could limit their ability to pursue certain projects and adversely impact IDACORP's and Idaho Power's financial condition, results of operations, and liquidity.

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

Idaho Power could be subject to penalties and operational changes if it violates mandatory reliability and security requirements, which could adversely impact IDACORP's and Idaho Power's results of operations and financial condition. As an owner and operator of a bulk power transmission system, Idaho Power is subject to mandatory reliability and security standards issued by the North American Electric Reliability Corporation and enforced by the FERC. The standards are based on the functions that need to be performed to ensure the bulk power system operates reliably and are guided by reliability and market interface principles. Compliance with reliability standards subjects Idaho Power to higher operating costs and increased capital expenditures. Idaho Power has received in recent years notices of violations from, and regularly self-reports reliability standard compliance issues to, the FERC, the North American Electric Reliability Corporation, and the Western Electricity Coordinating Council. Potential monetary and non-monetary penalties for a violation of FERC regulations may be substantial, and in some circumstances monetary penalties may be as high as $1 million per day per violation. The FERC may take action to limit volatility in the energy market by imposing price limits or other market restrictions to control market-based rate sales, which could adversely affect the companies' financial results. The imposition of penalties on Idaho Power for its actual or alleged failure to comply with reliability and security requirements could also have a negative effect on its and IDACORP’s results of operations and financial condition.

Federally mandated purchases of power from renewable energy projects, and integration of power generated from those projects into Idaho Power's system, may increase costs and decrease system reliability, and adversely affect Idaho Power's and IDACORP's results of operations and financial condition. An abundance of intermittent, non-dispatchable generation from renewable energy projects interconnected with Idaho Power's system has had an impact on the operation of Idaho Power's generation plants, system reliability, power supply costs, and the wholesale power markets in the Pacific Northwest. Idaho Power is generally obligated under federal law to purchase power from certain renewable energy projects, regardless of the then-current load demand, availability of lower cost generation resources, or wholesale energy market prices. This increases the likelihood and frequency that Idaho Power will be required to reduce output from its lower-cost hydroelectric and fossil fuel-fired generation resources, which in turn increases power purchase costs and customer rates and impacts Idaho Power's ability to invest in additional generation. Increases in customer rates could make self-generation more financially attractive for customers, which could result in reduced net load and shifts in customer costs. Further, balancing load and generation from Idaho Power's power generation portfolio is challenging, and Idaho Power expects that its operational costs will continue to increase as a result of its efforts to integrate intermittent, non-dispatchable generation from a large number of renewable energy projects. If Idaho Power is unable to timely recover those costs through its power cost adjustment mechanisms or otherwise, those increased costs may negatively affect IDACORP's and Idaho Power's results of operations, financial condition, and cash flows.

The performance of pension and postretirement benefit plan investments and other factors impacting plan costs and funding obligations could adversely affect IDACORP's and Idaho Power's financial condition and results of operations - primarily cash flows and liquidity. Idaho Power provides a noncontributory defined benefit pension plan covering most employees, as well as a defined benefit postretirement benefit plan (consisting of health care and death benefits) that covers eligible retirees. Costs of providing these benefits are based in part on the value of the plans' assets and, therefore, adverse investment performance for these assets or the failure to maintain sustained growth in pension investments over time could increase Idaho Power’s plan costs and funding requirements related to the plans. As benefit costs continue to rise, there is no assurance that the state public utility commissions will continue to allow recovery. The key actuarial assumptions that affect funding obligations are the expected long-term return on plan assets and the discount rate used in determining future benefit obligations. Idaho Power evaluates the actuarial assumptions on an annual basis, taking into account changes in market conditions, trends, and future expectations. Estimates of future equity and debt market performance, changes in interest rates, and other factors Idaho Power and its actuary firms use to develop the actuarial assumptions are inherently uncertain, and actual results could vary significantly from the estimates. Changes in demographics, including timing of retirements or changes in life expectancy assumptions, may also increase Idaho Power's plan costs and funding requirements. Future pension funding requirements and the timing of funding payments are also subject to the impacts of changes in legislation. Depending on the timing of contributions to the plans and Idaho Power's ability to recover costs through rates, cash contributions to the plans could reduce the cash available for the companies' businesses and payment of dividends. For additional information regarding Idaho Power's funding obligations under its benefit plans, see Note 11 - "Benefit Plans" to the consolidated financial statements included in this report.

As a holding company, IDACORP does not have its own operating income and must rely on the cash flows from its subsidiaries to pay dividends and make debt payments. IDACORP is a holding company with no significant operations of its own, and its primary assets are shares or other ownership interests of its subsidiaries, primarily Idaho Power. IDACORP’s subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts to IDACORP, whether through dividends, loans, or other means. The ability of IDACORP’s subsidiaries to pay dividends or make distributions to IDACORP depends on several factors, including each subsidiary's actual and projected earnings and cash flow, capital requirements and general financial condition, regulatory restrictions, tax obligations, covenants contained in credit facilities to which they are parties, and the prior rights of holders of their existing and future first mortgage bonds and other debt or equity securities. Further, the amount and payment of dividends is at the discretion of the board of directors, which may reduce or cease payment of dividends at any time. See Note 6 - "Common Stock" to the consolidated financial statements included in this report for a further description of restrictions on IDACORP's and Idaho Power's payment of dividends.

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

The impacts of a retiring workforce with specialized utility-specific functions could increase costs and adversely affect IDACORP's and Idaho Power's financial condition and results of operations. Idaho Power’s operations require a skilled workforce to perform specialized utility functions. Many of these positions, such as linemen, grid operators, engineering and design personnel, and generation plant operators, require extensive, specialized training. Idaho Power has experienced in recent years an above-average number of employee retirements and expects the increased level of retirement of its skilled workforce and persons in key positions will continue in 2018 and in the near-term. At December 31, 2017, approximately 23 percent of Idaho Power's employees were eligible for regular or early retirement under Idaho Power's defined benefit pension plan. This will require Idaho Power to attract, train, and retain new employees to help prevent a loss of institutional knowledge and avoid a skills gap. The loss of skills and institutional knowledge of experienced employees and the failure to hire and the costs associated with attracting, training, and retaining appropriately qualified employees to replace an aging and skilled workforce could have a negative effect on IDACORP's and Idaho Power's financial condition and results of operations.

IDACORP and Idaho Power are subject to costs and other effects of legal and regulatory proceedings, disputes, and claims. From time to time in the normal course of business, IDACORP and Idaho Power are subject to various lawsuits, regulatory proceedings, disputes, and claims that could result in adverse judgments or settlements, fines, penalties, injunctions, or other adverse consequences. These matters are subject to a number of uncertainties, and management is often unable to predict the outcome of such matters; resulting liabilities could exceed amounts currently reserved or insured against with respect to such matter. The legal costs and final resolution of matters in which IDACORP or Idaho Power are involved could have reputational impact and a short- or long-term negative effect on their financial condition and results of operations. Similarly, the terms of resolution could require the companies to change their operational practices and procedures, which could also have a negative effect on their financial positions and results of operations.

Acts or threats of terrorism, cyber attacks, data or physical security breaches, and other acts of individuals or groups seeking to disrupt Idaho Power's operations or the electric power grid could require significant expenditures, or result in claims against the companies, and negatively impact IDACORP's and Idaho Power's financial condition and results of operations. Idaho Power operates in an industry that requires the continuous use and operation of sophisticated information technology systems and network infrastructure. Idaho Power's generation and transmission facilities and its grid operations are potential targets for terrorist acts and threats, as well as cyber attacks and other disruptive activities of individuals or groups. Some of Idaho Power's facilities are deemed "critical infrastructure," in that incapacity or destruction of the facilities could have a debilitating impact on security, reliability or operability of the bulk electric power system, national economic security, and public health and safety. The possibility that infrastructure facilities, such as generation facilities and electric transmission facilities, would be direct targets of, or indirect casualties of, an act of terror or cyber attack (whether originating internally or externally) may affect Idaho Power's operations by limiting the ability to generate, purchase, or transmit power. Cyber threats and attacks can have cascading impacts that unfold with increasing speed across networks, information systems and other technologies. Network, information systems and technology-related events, including those caused by us, such as process breakdowns, security architecture or design vulnerabilities, or by third parties, such as computer hackings, cyber attacks, computer viruses, worms or other destructive or disruptive software, denial of service attacks, malicious social engineering or other malicious activities, or any combination of the foregoing, or power outages, natural disasters, infectious disease outbreaks, terrorist attacks or other similar events, could result in a degradation or disruption of the products and services of the companies. These events, and governmental actions in response, could result in a material decrease in revenues and increase costs to protect, repair, and insure Idaho Power's assets and operate its business.

Federal regulators have stated that a number of organizations continue to seek opportunities to exploit potential vulnerabilities in the U.S. energy infrastructure and that those attacks have become increasingly sophisticated. Attacks on Idaho Power's infrastructure could result from acts of those organizations or other third parties as well as Idaho Power employees or contractors. At the same time, Idaho Power's energy infrastructure is becoming more reliant on network-based infrastructure. Idaho Power's operations require the continuous availability of information technology systems and network infrastructure, and in the normal course of business, Idaho Power collects sensitive and confidential customer and employee information and proprietary information of Idaho Power. Although Idaho Power actively monitors developments in cyber security, no security measures can completely shield Idaho Power's systems, infrastructure, and data from vulnerabilities to cyber attacks, intrusions, or other catastrophic events that could result in their failure or reduced functionality, and ultimately the potential loss of sensitive information or the loss of Idaho Power's ability to fulfill critical business functions and provide reliable electric power to customers. Any security breaches, such as misappropriation, misuse, leakage, falsification or accidental release or loss of information maintained in IDACORP's and Idaho Power's information technology systems, including customer data, could result in violations of privacy and other laws, financial loss to Idaho Power or to its customers, customer dissatisfaction, and significant litigation and penalty exposure, all of which could materially affect Idaho Power's financial condition and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Idaho Power's properties consist of the physical assets necessary to support its utility operations, which include generation, transmission, and distribution facilities, as well as coal assets that support one of its coal-fired generation plants. In addition to these physical assets, Idaho Power has rights-of-way and water rights that enable it to use its facilities. Idaho Power’s system is comprised of 17 hydroelectric generating plants located in southern Idaho and eastern Oregon, three natural gas-fired plants in southern Idaho, and interests in three coal-fired steam electric generating plants located in Wyoming, Nevada, and Oregon. As of December 31, 2017, the system also includes approximately 4,857 pole-miles of high-voltage transmission lines, 24 step-up transmission substations located at power plants, 24 transmission substations, 10 switching stations, 223 energized distribution substations (excluding mobile substations and dispatch centers), and approximately 27,441 pole-miles of distribution lines.

Idaho Power holds FERC licenses for all of its hydroelectric projects that are subject to federal licensing. Relicensing of Idaho Power’s hydroelectric projects is discussed in Part II - Item 7 - MD&A – "Regulatory Matters – Relicensing of Hydroelectric Projects” in this report.

Idaho Power's hydroelectric projects and other owned and co-owned generating facilities and their nameplate capacities are included in the table below.

Project	Nameplate Capacity (kW)(1)	License Expiration
Hydroelectric Projects:
Properties Subject to Federal Licenses:
Lower Salmon	60,000	2034
Bliss	75,000	2034
Upper Salmon	34,500	2034
Shoshone Falls	11,500	2034
CJ Strike	82,800	2034
Upper Malad - Lower Malad	21,770	2035
Brownlee - Oxbow - Hells Canyon (Hells Canyon Complex)	1,166,900	2005	(2)
Swan Falls	27,170	2042
American Falls	92,340	2025
Cascade	12,420	2031
Milner	59,448	2038
Twin Falls	52,897	2040
Other Hydroelectric:
Clear Lakes - Thousand Springs	9,300
Total Hydroelectric	1,706,045
Steam and Other Generating Plants:
Jim Bridger (coal-fired)(3)	770,501
North Valmy (coal-fired)(3)	283,500
Boardman (coal-fired)(3)(4)	64,200
Danskin (gas-fired)	270,900
Langley Gulch (gas-fired)	318,452
Bennett Mountain (gas-fired)	172,800
Salmon (diesel-internal combustion)	5,000
Total Steam and Other	1,885,353
Total Generation	3,591,398
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

IDACORP's and Idaho Power's headquarters are located in Boise, Idaho. The corporate headquarters campus is comprised of approximately 306,000 square feet of owned office space. Excluding Idaho Power's power generation facilities and substations, Idaho Power owns an additional 1,016,286 square feet of office, warehouse, and industrial space to support its operations in Idaho and Oregon.

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

Through Idaho Energy Resources Co., Idaho Power owns a one-third interest in BCC and coal leases near the Jim Bridger generating plant in Wyoming from which coal is mined and supplied to the plant. Ida-West holds 50-percent interests in nine hydroelectric plants that have a total nameplate capacity of 44 MW. These plants are located in Idaho and California.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

IDACORP’s common stock, without par value, is traded on the New York Stock Exchange (NYSE) under the trading symbol "IDA". On February 16, 2018, there were 9,340 holders of record of IDACORP common stock and the closing stock price was $85.27 per share. The outstanding shares of Idaho Power’s common stock, $2.50 par value, are held by IDACORP and are not traded. IDACORP became the holding company of Idaho Power on October 1, 1998.

IDACORP and Idaho Power paid dividends of $113 million, $105 million, and $97 million in 2017, 2016, and 2015, respectively. The amount and timing of dividends paid on IDACORP’s common stock are within the discretion of IDACORP’s board of directors, subject to other restrictions. The board of directors reviews the dividend rate quarterly to determine its appropriateness in light of IDACORP’s current and long-term financial position and results of operations, capital requirements, rating agency requirements, contractual and regulatory restrictions, legislative and regulatory developments affecting the electric utility industry in general and Idaho Power in particular, competitive conditions, and any other factors the board of directors deems relevant. The ability of IDACORP to pay dividends on its common stock is dependent upon dividends paid to it by its subsidiaries, primarily Idaho Power. The IDACORP board of directors has a dividend policy for IDACORP that provides for a target long-term dividend payout ratio of between 50 and 60 percent of sustainable IDACORP earnings, with the flexibility to achieve that payout ratio over time and to adjust the payout ratio or to deviate from the target payout ratio from time to time based on the various factors that drive the board of director's dividend decisions. IDACORP's dividends during 2017 were 53 percent of actual 2017 earnings. Notwithstanding the dividend policy adopted by IDACORP's board of directors, the dividends IDACORP pays remain in the discretion of the board of directors who, when evaluating the dividend amount, will take into account the foregoing factors, among others.

IDACORP's and Idaho Power's payment of dividends is subject to a number of restrictions. For information relating to those restrictions, see Note 6 - “Common Stock” to the consolidated financial statements included in this report.

The following table shows the reported high and low sales price of IDACORP’s common stock and dividends paid for 2017 and 2016 as reported by the NYSE:

	2017			2016
Quarter	High	Low	Dividends paid per share	High	Low	Dividends paid per share
1st	$83.99	$77.49	$0.55	$74.96	$65.03	$0.51
2nd	90.67	82.08	0.55	81.36	69.83	0.51
3rd	91.98	83.46	0.55	83.40	75.14	0.51
4th	100.04	87.55	0.59	81.81	72.93	0.55

IDACORP did not repurchase any shares of its common stock during the fourth quarter of 2017.

Performance Graph

The graph below shows a comparison of the five-year cumulative total shareholder return for IDACORP common stock, the S&P 500 Index, and the Edison Electric Institute (EEI) Electric Utilities Index. The data assumes that $100 was invested on December 31, 2012, with beginning-of-period weighting of the peer group indices (based on market capitalization) and monthly compounding of returns.
Source: Bloomberg and EEI

	2012	2013	2014	2015	2016	2017
IDACORP	$100.00	$123.51	$162.59	$172.25	$209.83	$244.01
S&P 500	100.00	132.36	150.44	152.51	170.71	207.92
EEI Electric Utilities Index	100.00	113.01	145.67	139.99	164.39	183.66

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

ITEM 6. SELECTED FINANCIAL DATA

IDACORP, Inc.
SUMMARY OF OPERATIONS
(thousands of dollars, except per share amounts and statistics)
	2017	2016	2015	2014	2013
Operating revenues	$1,349,486	$1,262,020	$1,270,289	$1,282,524	$1,246,214
Operating income	304,351	271,776	282,097	253,696	291,742
Net income attributable to IDACORP, Inc.	212,419	198,288	194,679	193,480	182,417
Diluted earnings per share	4.21	3.94	3.87	3.85	3.64
Dividends declared per share	2.24	2.08	1.92	1.76	1.57

Financial Condition:
Total assets (1)	$6,045,405	$6,289,897	$6,023,314	$5,701,037	$5,347,380
Long-term debt (including current portion) (1)	$1,746,123	$1,745,678	$1,726,474	$1,599,686	$1,599,139

Financial Statistics:
Times interest charges earned:
Before tax(2)	3.82	3.54	3.61	3.38	3.87
After tax(3)	3.30	3.15	3.12	3.19	3.06
Book value per share(4)	$44.68	$42.74	$40.88	$38.85	$36.84
Market-to-book ratio (5)	204%	188%	166%	170%	141%
Payout ratio (6)	53%	53%	50%	46%	43%
Return on year-end common equity (7)	9.4%	9.2%	9.5%	9.9%	9.9%

(1) Amounts in 2013-2014 adjusted to reflect IDACORP's 2015 adoption of Accounting Standards Update 2015-03, which required debt issuance costs be reported as reductions of long-term debt rather than as long-term assets on the consolidated balance sheets.

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

INTRODUCTION

IDACORP is a holding company whose principal operating subsidiary is Idaho Power. IDACORP’s common stock is listed and trades on the New York Stock Exchange under the trading symbol "IDA". Idaho Power is an electric utility whose rates and other matters are regulated by the Idaho Public Utilities Commission (IPUC), Public Utility Commission of Oregon (OPUC), and Federal Energy Regulatory Commission (FERC). Idaho Power generates revenues and cash flows primarily from the sale and distribution of electricity to customers in its Idaho and Oregon service territories, as well as from the wholesale sale and transmission of electricity.

Idaho Power is the parent of IERCo, a joint venturer in BCC, which mines and supplies coal to the Jim Bridger generating plant owned in part by Idaho Power. IDACORP’s other notable subsidiaries include IFS, an investor in affordable housing and other real estate investments; and Ida-West Energy Company, an operator of small hydroelectric generation projects that satisfy the requirements of the PURPA.

EXECUTIVE OVERVIEW

IDACORP is committed to its focus on competitive total returns and generating long-term value for shareholders. IDACORP’s business strategy emphasizes Idaho Power as IDACORP’s core business, as Idaho Power’s regulated electric utility operations are the primary driver of IDACORP’s operating results. This strategy is described in Part I, Item 1 - "Business" of this report. Examples of IDACORP's and Idaho Power's achievements and recognitions during 2017 include:

•	IDACORP achieved net income growth for a tenth consecutive year;

•
IDACORP provided a 15 percent cumulative annual total shareholder return over the past three years, including share price appreciation and dividends paid, ranking in the 85th percentile among peer companies in the Edison Electric Institute (EEI) Electric Utilities Index;

•
increased IDACORP's quarterly common stock dividend from $0.55 per share to $0.59 per share, as a part of a 97 percent increase in quarterly dividends approved over the last six years under the Board of Directors' objective to pay dividends at the upper end of the range from 50 percent to 60 percent of sustainable earnings;

•	Idaho Power's customer count grew 2.0 percent, and sales volumes to industrial customers increased 3.2 percent in 2017 compared with 2016;

•	Idaho Power achieved an all-time system peak demand of 3,422 MW on July 7, 2017, and on January 6, 2017, Idaho Power tied its highest all-time winter peak demand of 2,527 MW;

•	Idaho Power ranked second in JD Power's Electric Business Customer Satisfaction Study in its West Midsize segment;

•
established a process approved by the IPUC and OPUC for recovery of costs related to Idaho Power’s plan to end its participation in coal-fired operations at the North Valmy coal-fired power plant (Valmy Plant) units 1 and 2 in 2019 and 2025, respectively;

•
Idaho Power executed on business optimization initiatives, focusing on improving operations and controlling expenditures, which have resulted in no significant increase to total other operations and maintenance (O&M) expenses over the past six years;

•
Idaho Power reached milestones on key transmission projects as the U.S. Bureau of Land Management (BLM) issued a record of decision on the siting of the Boardman-to-Hemingway project and a final environmental assessment for the remaining transmission line segments of the Gateway West 500-kV transmission project;

•	Idaho Power achieved Idaho Power's CO2 emissions intensity reduction goal and extended the goal into future years; and

•	in Idaho, Idaho Power reached agreement on a settlement stipulation that established the reasonableness of Hells Canyon Complex (HCC) relicensing costs incurred through December 2015.

Summary of 2017 Financial Results

The following is a summary of Idaho Power's net income, net income attributable to IDACORP, and IDACORP's earnings per diluted share for the years ended December 31, 2017, 2016, and 2015 (in thousands, except earnings per share amounts):

	Year Ended December 31,
	2017	2016	2015
Idaho Power net income	$206,347	$189,242	$190,983
Net income attributable to IDACORP, Inc.	$212,419	$198,288	$194,679
Average outstanding shares – diluted (000’s)	50,424	50,373	50,292
IDACORP, Inc. earnings per diluted share	$4.21	$3.94	$3.87

The table below provides a reconciliation of net income attributable to IDACORP, Inc. for year ended December 31, 2017, from the year ended December 31, 2016 (items are in millions and are before tax unless otherwise noted):

Net income attributable to IDACORP, Inc. - December 31, 2016		$198.3
Increase (decrease) in Idaho Power net income:
Customer growth, net of associated power supply costs and power cost adjustment mechanisms	9.2
Usage per customer, net of associated power supply costs and power cost adjustment mechanisms	9.9
FCA revenues	(12.1)
Revenues per MWh, net of associated power supply costs and power cost adjustment mechanisms	34.1
Transmission wheeling and other revenue	11.9
O&M expenses	2.2
Depreciation expense	(18.4)
Other changes in operating revenues and expenses, net	(1.2)
Increase in Idaho Power operating income	35.6
Earnings of unconsolidated equity-method investments	(1.6)
Non-operating income and expenses, net	(2.8)
Income tax expense	(14.1)
Total increase in Idaho Power net income		17.1
IDACORP income in 2016 from legal settlement (net of tax)		(3.7)
Other IDACORP changes (net of tax)		0.7
Net income attributable to IDACORP, Inc. - December 31, 2017		$212.4

IDACORP's 2017 net income increased $14.1 million compared with 2016, primarily from higher net income at Idaho Power. Customer growth in 2017 contributed to an increase in Idaho Power's operating income of $9.2 million compared with 2016, as the number of Idaho Power customers grew by 2.0 percent over 2016. Warmer summer temperatures and colder winter temperatures during 2017 compared with 2016 led to increased sales volumes on a per-customer basis, primarily for residential customers using energy for heating and cooling. The increased residential sales volumes resulted in residential sales making up a larger portion of the sales mix and contributed to a greater proportion of residential sales in higher rate categories under Idaho Power's tiered rate structure. Higher levels of commercial and industrial activity in Idaho Power's service area also led to an increase in sales volumes on a per customer basis for commercial and industrial customers. Higher usage per customer in 2017 compared with 2016 increased Idaho Power's operating income by $9.9 million during that period. The FCA mechanism reduced operating income by $12.1 million during 2017 compared with 2016, as the increased usage per customer led to less FCA revenue needed to recover fixed costs. The Valmy Plant settlement stipulation described below in this MD&A, along with the residential sales changes noted above, led to a $34.1 million increase in operating income due to the resulting increase in revenues per MWh.

During 2017, Idaho Power benefited from an $11.9 million increase in transmission wheeling and other revenue compared with 2016. This change was primarily due to an increase in wheeling volumes, an increase in Idaho Power's OATT rates, and a new long-term wheeling agreement that became effective in July 2016.

In 2017, the IPUC and OPUC each approved settlement stipulations related to Idaho Power’s plan to end its participation in coal-fired operations at the Valmy Plant by the end of 2025. The settlement stipulations resulted in increased general business revenues in 2017, increased net depreciation expense, and increased associated income tax expense, including plant-related flow-through tax adjustments. Most of the $34.1 million increase in "Revenues per MWh, net of associated power supply costs and power cost adjustment mechanisms" in the table above reflects the increase in general business revenues from the Valmy Plant settlement stipulations and most of the $18.4 million increase in "Depreciation expense" in the table above reflects the increase in depreciation expense. Compared with Idaho Power’s estimate of what ongoing net income would have been without the settlement stipulations, the settlement stipulations are expected to increase after-tax net income by approximately $5 million on an annual basis. Idaho Power expects the ongoing annual benefit to net income from the Valmy Plant settlement stipulations to decline slightly each year through 2028, primarily due to the annual decline in Valmy Plant-related rate base, which is expected to be fully depreciated by December 31, 2028.

O&M expenses decreased $2.2 million in 2017 compared with 2016, primarily due to a $2.4 million benefit related to previously expensed energy efficiency rider-funded costs deemed to be prudently incurred as further discussed in "Regulatory Matters" in this MD&A, and a $2.7 million decrease in thermal O&M expenses due to lower generation at thermal plants. These decreases in O&M were partially offset by a $2.5 million increase in O&M related to a pending settlement stipulation in Idaho that established the reasonableness of HCC relicensing costs incurred through December 2015 as further discussed in "Regulatory Matters" in this MD&A.

Changes in non-operating income and expenses, net, reduced operating income by $2.8 million when compared with 2016, primarily related to a decrease in allowance for funds used during construction (AFUDC). In 2017, Idaho Power reduced AFUDC by $2.5 million related to the pending HCC settlement stipulation noted above.

Idaho Power's income tax expense was higher in 2017 compared with 2016, primarily due to higher pre-tax income and the $5.6 million flow-through benefit of tax deductible make-whole premiums that Idaho Power paid in connection with the early redemption of long-term debt in 2016. There were no early redemptions of long-term debt in 2017. These increases in income tax expense were partially offset by greater net flow-through income tax items at Idaho Power.

IDACORP's 2016 net income also included $3.7 million of income, net of tax, which was the result of a December 2016 settlement relating to the California energy market proceedings.

2018 Initiatives and Strategy

IDACORP and Idaho Power’s strategy is focused on four strategic areas of growing to enhance financial strength, improving Idaho Power's core business, enhancing Idaho Power’s brand, and focusing on safety and employee engagement. IDACORP's board of directors has reviewed and affirmed IDACORP’s and Idaho Power's long-term strategy. In executing on these four strategic focus areas, IDACORP seeks to balance the interests of shareowners, Idaho Power customers, employees, and other stakeholders. Idaho Power is working to continue to provide safe, affordable, reliable service to its customers from a diversified source of generation resources, with a continued commitment to strong, sustainable financial results. For more information on the business strategy of the companies, see Part I, Item 1 – “Business - Business Strategy” in this report.

Overview of General Factors and Trends Affecting Results of Operations and Financial Condition

IDACORP's and Idaho Power's results of operations and financial condition are affected by a number of factors, and the impact of those factors is discussed in more detail below in this MD&A. To provide context for the discussion elsewhere in this report, some of the more notable factors include the following:

•
Tax Cuts and Jobs Act: On December 22, 2017, the tax reform act generally referred to as the "Tax Cuts and Jobs Act" was signed into law, which lowered the corporate federal income tax rate from 35 percent to 21 percent and modified or eliminated certain federal income tax deductions for corporations. The majority of the law changes, including the rate reduction, became effective on January 1, 2018. IDACORP and Idaho Power expect the changes in income tax law to reduce annual income tax expense for both companies beginning in 2018. Due to Idaho Power's use of regulatory flow-through income tax accounting which has historically reduced income tax expense and contributed to lower electricity rates for customers, the changes in federal income tax law may not reduce IDACORP's and Idaho Power's income tax expense as significantly as some peers in the utility industry who use fully normalized income tax accounting or non-utility companies. Idaho Power is working with the IPUC and OPUC to determine how potential income tax expense reductions from the changes in federal income tax law may benefit Idaho Power customers and affect IDACORP's and Idaho Power's financial condition and results of operations. The method through which potential cost savings may be accrued for the benefit of customers, including potential reductions to customer rates and to regulatory deferrals, will require approval from the IPUC and OPUC. Refer to "Regulatory Matters" in this MD&A for more information on the related regulatory proceedings.

•
Regulation of Rates and Cost Recovery: The price that Idaho Power is authorized to charge for its electric and transmission service is a critical factor in determining IDACORP's and Idaho Power's results of operations and financial condition. Those rates are established by state regulatory commissions and the FERC, and are intended to allow Idaho Power an opportunity to recover its expenses and earn a reasonable return on investment. Because of the significant impact of ratemaking decisions, and in pursuit of its goal of advancing a purposeful regulatory strategy, Idaho Power focuses on timely recovery of its costs through filings with the company's regulators, working to put in place innovative regulatory mechanisms, and on the prudent management of expenses and investments. Idaho Power has a regulatory settlement stipulation in Idaho that includes provisions for the accelerated amortization of certain tax credits to help achieve a minimum 9.5 percent return on year-end equity in the Idaho jurisdiction (Idaho ROE). The settlement stipulation also provides for the potential sharing between the company and customers of Idaho-jurisdictional earnings in excess of specified levels of Idaho ROE. The specific terms of the settlement stipulation are described in "Regulatory Matters" in this MD&A and in Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report. During 2018, Idaho Power will continue to assess the need to file a general rate case to reset base rates.

•
Economic Conditions and Loads: Economic conditions impact consumer demand for electricity and revenues, collectability of accounts, the volume of off-system sales, and the need to construct and improve infrastructure, purchase power, and implement programs to meet customer load demands. In recent years, Idaho Power has seen growth in the number of customers in its service area. In 2017, Idaho Power's customer count grew by 2.0 percent, and employment in Idaho Power's service area grew by approximately 3.7 percent based on Idaho Department of Labor preliminary December 2017 data. Idaho Power expects its number of customers to continue to increase in the foreseeable future. Idaho Power has in recent years supported State of Idaho-coordinated efforts to promote economic development with an emphasis on attracting industrial and commercial customers to its service area.

In June 2017, Idaho Power filed its Integrated Resource Plan (2017 IRP), Idaho Power's long-term forecast of loads and resources. The load forecast assumptions Idaho Power used in the 2017 IRP are included in the table below. For comparison purposes, the analogous average annual growth rates used in the prior two IRPs are included.

	5-Year Forecast		20-Year Forecast
	Annual Growth Rate: Retail Sales (Billed MWh)	Annual Growth Rate: Annual Peak (Peak Demand)	Annual Growth Rate: Retail Sales (Billed MWh)	Annual Growth Rate: Annual Peak (Peak Demand)
2017 IRP	1.1%	1.6%	0.9%	1.4%
2015 IRP	1.1%	1.5%	1.1%	1.4%
2013 IRP	1.2%	1.5%	1.0%	1.3%

•
Rate Base Growth and Infrastructure Investment: As noted above, the rates established by the IPUC and OPUC are determined so as to provide an opportunity for Idaho Power to recover authorized operating expenses and earn a reasonable return on “rate base.” Rate base is generally determined by reference to the original cost (net of accumulated depreciation) of utility plant in service, subject to various adjustments for deferred taxes and other items. Over time, rate base is increased by additions to utility plant in service and reduced by depreciation and retirement of utility plant and write-offs as authorized by the IPUC and OPUC. In recent years, Idaho Power has been pursuing significant enhancements to its utility infrastructure, including major ongoing transmission projects such as the Boardman-to-Hemingway and Gateway West projects, in an effort to ensure an adequate supply of electricity, to provide service to new customers, and to maintain system reliability. Idaho Power's existing hydroelectric and thermal generation facilities also require continuing upgrades and component replacement, and the company is undertaking a significant relicensing effort for the HCC, its largest hydroelectric generation resource. Idaho Power expects to include completed capital projects in its next general rate case or, in circumstances where appropriate, a single-issue rate case for individual projects with a significant capital cost. Depending on the outcome of the regulatory process and items such as the rate of return authorized by the IPUC and OPUC, this growth in rate base has the potential to increase Idaho Power's revenues and earnings.

•
Weather Conditions: Weather and agricultural growing conditions have a significant impact on Idaho Power's energy sales. Relatively low and high temperatures result in greater energy use for heating and cooling, respectively. During the agricultural growing season, which in large part occurs during the second and third quarters, irrigation customers use electricity to operate irrigation pumps, and weather conditions can impact the timing and extent of use of those pumps. Idaho Power also has tiered rates and seasonal rates, which contribute to increased revenues during higher-load periods, most notably during the third quarter of each year, when overall customer demand is highest. Much of the adverse or favorable impact of weather on sales of energy to residential and small commercial customers is mitigated through the Idaho FCA mechanism.

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

•
Mitigation of Impact of Fuel and Purchased Power Expense: In addition to hydroelectric generation, Idaho Power relies significantly on natural gas and coal to fuel its generation facilities and power purchases in the wholesale markets. Fuel costs are impacted by electricity sales volumes, the terms of contracts for fuel, Idaho Power's generation capacity, the availability of hydroelectric generation resources, transmission capacity, energy market prices, and Idaho Power's hedging program for managing fuel costs. Recently, low natural gas prices have made operation of Idaho Power's natural gas power plants more economical, resulting in increased operation of those plants and decreased operation of coal-fired plants. Purchased power costs are impacted by the terms of contracts for purchased power, the rate of expansion of alternative energy generation sources such as wind or solar energy, and wholesale energy market prices. The Idaho and Oregon power cost adjustment mechanisms mitigate in large part the potential adverse impacts of fluctuations in power supply costs to Idaho Power.

•
Regulatory and Environmental Compliance Costs: Idaho Power is subject to extensive federal and state laws, policies, and regulations, as well as regulatory actions and audits by agencies and quasi-governmental agencies, including the FERC, the North American Electric Reliability Corporation, and Western Electricity Coordinating Council. Compliance with these requirements directly influences Idaho Power's operating environment and affects Idaho Power's operating costs. Environmental laws and regulations, in particular, may increase the cost of operating generation plants and constructing new facilities, require that Idaho Power install additional pollution control devices at existing generating plants, or require that Idaho Power cease operating certain generation plants. Idaho Power expects to spend a considerable amount on environmental compliance and controls in the next decade.

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

RESULTS OF OPERATIONS

This section of the MD&A takes a closer look at the significant factors that affected IDACORP’s and Idaho Power’s earnings. In this analysis, the results for 2017 are compared with 2016 and the results for 2016 are compared with 2015.

Utility Operations

The table below presents Idaho Power’s energy sales and supply (in thousands of MWh) for the last three years.

	Year Ended December 31,
	2017	2016	2015
General business sales	14,571	14,196	14,265
Off-system sales	2,136	1,186	1,254
Total energy sales	16,707	15,382	15,519
Hydroelectric generation	8,900	6,408	5,910
Coal generation	3,284	4,045	4,676
Natural gas and other generation	1,504	1,722	2,076
Total system generation	13,688	12,175	12,662
Purchased power	4,242	4,337	3,792
Line losses	(1,223)	(1,130)	(935)
Total energy supply	16,707	15,382	15,519

Sales Volume and Generation: In 2017, general business sales volumes increased 375 thousand MWh, or 3 percent, compared with the prior year. Customer growth contributed to increased sales volumes in 2017 compared with 2016, with the number of Idaho Power's customers growing by 2.0 percent in 2017 compared with 2016. In addition, cooling degree days in 2017 were 34 percent higher than 2016, which increased the use of electricity for cooling purposes. Heating degree days in 2017 were 18 percent higher than 2016, which increased the use of electricity for heating purposes. Increased commercial and industrial activity in Idaho Power's service area led to an increase in sales volumes for commercial and industrial customers. These increases in sales volumes were partially offset by a 9 percent decrease in sales volumes for irrigation customers in 2017 compared with 2016. Precipitation in the Idaho Power service area was significantly higher in 2017 compared with 2016, which reduced usage by irrigation customers, particularly in the first six months of 2017.

Off-system sales volumes increased 950 thousand MWh, or 80 percent, during 2017 compared with 2016 due primarily to increased hydroelectric generation exceeding the increased general business sales, resulting in more energy available for off-system sales. During 2017, hydroelectric generation comprised 65 percent of Idaho Power's total system generation compared with 53 percent during 2016. Generation from Idaho Power's hydroelectric plants increased due to significantly greater precipitation in 2017 compared with 2016. Precipitation in Boise, Idaho was 77 percent higher in 2017 compared with 2016.

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

	Year Ended December 31,
	2017	2016	2015
Revenue
Residential	$552,333	$514,954	$512,068
Commercial	319,195	302,650	306,178
Industrial	195,124	182,590	182,254
Irrigation	150,030	156,505	164,403
Total	1,216,682	1,156,699	1,164,903
Provision for sharing	—	—	(3,159)
Deferred revenue related to HCC relicensing AFUDC(1)	(10,706)	(10,706)	(10,706)
Total general business revenues	$1,205,976	$1,145,993	$1,151,038
Volume of Sales (MWh)
Residential	5,355	5,004	4,977
Commercial	4,099	3,999	4,045
Industrial	3,346	3,243	3,196
Irrigation	1,771	1,950	2,047
Total MWh sales	14,571	14,196	14,265
Number of customers at year-end
Residential	453,605	444,431	436,102
Commercial	70,411	69,344	68,352
Industrial	119	121	118
Irrigation	20,932	20,638	20,293
Total customers	545,067	534,534	524,865
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

Changes in rates, changes in customer demand, and changes in FCA revenues are the primary causes for fluctuations in general business revenue from period to period. See "Regulatory Matters" in this MD&A for a list of rate changes implemented over the last three years. The primary influences on changes in customer demand for electricity are growth in number of customers, weather, economic conditions, and energy efficiency. Rates are seasonally adjusted, providing for higher rates during the summer peak load season, and residential customer rates are tiered, providing for higher rates based on higher levels of usage. The seasonal and tiered rate structures contribute to seasonal fluctuations in revenues and earnings. Precipitation levels and the timing of precipitation during the agricultural growing season also affect sales to customers who use electricity to operate irrigation pumps. Extreme temperatures increase sales to customers who use electricity for cooling and heating, while moderate temperatures decrease sales. For purposes of illustration, Boise, Idaho, weather-related information for the last three years is presented in the following table.

	Year Ended December 31,
	2017	2016	2015	Normal(2)
Heating degree-days(1)	5,655	4,807	4,694	5,514
Cooling degree-days(1)	1,341	1,001	1,280	942
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

General Business Revenues - 2017 Compared with 2016: General business revenue increased $60.0 million in 2017 compared with 2016. The factors affecting general business revenues during the period are discussed below:

•
Rates: Rate changes, including the revenue accruals provided for in the Valmy settlement stipulation, increased general business revenue by $39.8 million for 2017 compared with 2016. In the second quarter of 2017, the IPUC and OPUC each approved settlement stipulations related to Idaho Power’s plan to end its participation in coal-fired operations at the Valmy Plant by the end of 2025, which increased general business revenue collections and general business revenue accruals for 2017 compared with 2016. Colder winter temperatures in early 2017 and warmer summer temperatures during the third quarter of 2017 resulted in residential sales making up a larger portion of the sales mix and led to a greater proportion of residential sales in higher rate categories in Idaho Power's tiered rate structure in 2017 compared with 2016.

•	Customers: Customer growth of 2.0 percent increased general business revenue by $12.1 million in 2017 compared with 2016.

•
Usage: Higher usage (on a per customer basis), primarily by residential, industrial, and commercial customers increased general business revenue by $20.1 million in 2017 compared with 2016. Increased usage was primarily the result of warmer summer temperatures and colder winter temperatures in Idaho Power's service area, which increased usage by residential customers for cooling and heating. Cooling degree days and heating degree days were significantly higher in 2017 compared with 2016. These increases in usage were partially offset by an 11 percent decrease in usage per irrigation customer due to increased precipitation in Idaho Power's service area during 2017 compared with 2016, particularly in the first six months of 2017. Greater customer participation in energy efficiency programs, resulting in decreased usage, partially offset the increase in total usage during 2017 compared with 2016.

•
Idaho FCA Revenue: The FCA mechanism adjusts revenue each year to collect, or refund, the difference between the authorized fixed-cost recovery amount and the actual fixed costs recovered by Idaho Power during the year. Higher usage (on a per customer basis) by residential and small general service customers during 2017 compared with 2016, decreased the amount of FCA revenue accrued by $12.1 million for 2017 compared with 2016. Idaho Power accrued $18.2 million of FCA revenue in 2017 compared with $30.3 million of FCA revenue in 2016.

General Business Revenues - 2016 Compared with 2015: General business revenue decreased $5.0 million in 2016 compared with 2015. The factors affecting general business revenues during the period are discussed below:

•
Rates: Rate changes decreased general business revenue by $3.9 million in 2016 compared with 2015, primarily due to a decrease in the recovery of power cost adjustment amounts in 2016 compared with 2015. The recovery of power cost adjustment amounts in rates has no effect on operating income as it is amortized into expense in the same period it is recovered through rates.

•	Customers: Customer growth of 1.8 percent increased general business revenue by $15.6 million in 2016 compared with 2015.

•
Usage: Lower usage (on a per customer basis), primarily by irrigation, commercial, and residential customers, decreased general business revenue by $21.3 million in 2016 compared with 2015. Winter temperatures in 2016 were slightly colder than 2015, but milder summer temperatures in 2016 compared with 2015 led to lower sales volumes. A shorter irrigation season due to a later start in 2016 compared with 2015 resulted in lower usage per irrigation customer in 2016 compared with 2015. Greater customer participation in energy efficiency programs also contributed to lower usage during 2016 compared with 2015.

•
Sharing: Idaho Power's sharing mechanism is associated with an Idaho regulatory settlement agreement that provides for the sharing with customers of a portion of Idaho-jurisdiction earnings exceeding a 10.0 percent Idaho ROE. The impact of this mechanism is partially recorded as a reduction to general business revenue. During 2015, Idaho Power recorded a total of $3.2 million as a provision against current revenue related to the sharing mechanism. In 2016, no such sharing provision was recorded because Idaho Power's Idaho ROE did not exceed 10.0 percent.

•
Idaho FCA Revenue: Partially offsetting lower usage per customer, the Idaho FCA mechanism increased revenues by $1.4 million in 2016 compared with 2015. Idaho Power accrued $30.3 million of Idaho FCA revenues in 2016, compared with $28.9 million in 2015.

Off-System Sales: Off-system sales consist primarily of opportunity sales of surplus system energy. The table below presents Idaho Power’s off-system sales for the last three years (in thousands, except for MWh amounts).

	Year Ended December 31,
	2017	2016	2015
Revenue	$33,382	$25,205	$30,887
MWh sold	2,136	1,186	1,254
Revenue per MWh	$15.63	$21.25	$24.63

Off-System Sales - 2017 Compared with 2016: For 2017, off-system sales revenue increased by $8.2 million, or 32 percent compared with 2016 as generation from Idaho Power's hydroelectric plants increased due to significantly greater precipitation in 2017 compared with 2016. The increase in hydroelectric generation resulted in more energy available for off-system sales in 2017 compared with 2016. The average price of off-system sales was 26 percent lower for 2017 compared with 2016, as an increase in output from hydroelectric resources in the northwest United States region due to increased precipitation during the period, as well as additional output from new wind and solar projects throughout the region, increased surplus power available for sale and decreased wholesale power market prices.

Off-System Sales - 2016 Compared with 2015: Off-system sales revenue decreased by $5.7 million, or 18 percent in 2016 compared with 2015. Off-system sales volumes decreased 5 percent in 2016 compared with 2015 as lower wholesale market prices reduced the economic benefits of operating Idaho Power's non-hydroelectric generation facilities for off-system sales. The average price of off-system sales in 2016 was 14 percent lower compared with 2015.

Other Revenues: The table below presents the components of other revenues for the last three years (in thousands).

	Year Ended December 31,
	2017	2016	2015
Transmission services and other	$66,294	$54,401	$55,048
Energy efficiency	39,241	33,754	30,532
Total other revenues	$105,535	$88,155	$85,580

Other Revenues - 2017 Compared with 2016: Other revenues increased $17.4 million, or 20 percent, in 2017 compared with 2016. The increase was largely due to an increase in wheeling volumes, an increase in Idaho Power's OATT rates, and a new long-term wheeling agreement that became effective in July 2016, all of which increased revenues in 2017 compared with 2016. Also, greater customer participation in energy efficiency programs increased other revenues and corresponding expenses by $5.5 million in 2017 compared with 2016.

Most energy efficiency activities are funded through a rider mechanism on customer bills. Energy efficiency program expenditures funded through the riders are reported as an operating expense with an equal amount of revenues recorded in other revenues, resulting in no net impact on earnings. The cumulative variance between expenditures and amounts collected through the rider is recorded as a regulatory asset or liability pending future collection from, or obligation to, customers. A liability balance indicates that Idaho Power has collected more than it has spent and an asset balance indicates that Idaho Power has spent more than it has collected. At December 31, 2017, Idaho Power's energy efficiency rider balances were a $0.4 million regulatory liability in the Idaho jurisdiction and a $6.3 million regulatory asset in the Oregon jurisdiction. As described in Note 3 - "Regulatory Matters" to the consolidated financial statements in this report, the approved net increase in Idaho power cost adjustment (PCA) rates, effective for the 2017-2018 PCA collection period from June 1, 2017, to May 31, 2018, included a $13.0 million refund of previously collected Idaho energy efficiency rider funds.

Other Revenues - 2016 Compared with 2015: Other revenues increased $2.6 million, or 3 percent, in 2016 compared with 2015. Greater customer participation in energy efficiency programs increased other revenues and corresponding expenses in 2016 compared with 2015. Most energy efficiency activities are funded through a rider mechanism on customer bills. Energy efficiency program expenditures funded through the rider are reported as an operating expense with an equal amount of revenues recorded in other revenues, resulting in no net impact on earnings. The cumulative variance between expenditures and amounts collected through the rider is recorded as a regulatory asset or liability pending future collection from, or obligation to, customers. A liability balance indicates that Idaho Power has collected more than it has spent and an asset balance indicates that

Idaho Power has spent more than it has collected. At December 31, 2016, Idaho Power's energy efficiency rider balances were a $5.6 million regulatory asset in the Oregon jurisdiction and a $10.7 million regulatory liability in the Idaho jurisdiction.

Purchased Power: The table below presents Idaho Power’s purchased power expenses and volumes for the last three years (in thousands, except for MWh amounts).

	Year Ended December 31,
	2017	2016	2015
Expense
PURPA contracts	$169,788	$153,665	$131,340
Other purchased power (including wheeling)	72,179	85,040	88,430
Demand response incentive payments	6,983	7,059	6,701
Total purchased power expense	$248,950	$245,764	$226,471
MWh purchased
PURPA contracts	2,800	2,314	2,008
Other purchased power	1,442	2,023	1,784
Total MWh purchased	4,242	4,337	3,792
Cost per MWh from PURPA contracts	$60.64	$66.41	$65.41
Cost per MWh from other sources	$50.05	$42.04	$49.57
Weighted average - all sources (excluding demand response incentive payments)	$57.04	$55.04	$57.96

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

Purchased Power - 2017 Compared with 2016: Purchased power expense increased $3.2 million, or 1 percent, in 2017 compared with 2016, primarily due to an increase in generation provided by PURPA solar contracts. The increase in PURPA volumes was partially offset by decreases in costs per MWh. Other purchased power expense decreased $12.9 million, or 15 percent, as abundant hydroelectric generation in 2017 compared with 2016 reduced the need for market purchases to meet load requirements.

Purchased Power - 2016 Compared with 2015: Purchased power expense increased $19.3 million, or 9 percent, in 2016, compared with 2015. The increase was due primarily to increased volumes purchased from both PURPA and non-PURPA sources attributable largely to lower market prices at times that encouraged market purchases rather than operating some generating units. Volume increases were partially offset by lower non-PURPA wholesale market prices.

Fuel Expense: The table below presents Idaho Power’s fuel expenses and thermal generation for the last three years (in thousands, except per MWh amounts).

	Year Ended December 31,
	2017	2016	2015
Expense
Coal (1)	$107,894	$137,689	$131,286
Natural gas(2)	37,935	41,802	54,945
Total fuel expense	$145,829	$179,491	$186,231
MWh generated
Coal (1)	3,284	4,045	4,676
Natural gas(2)	1,504	1,722	2,076
Total MWh generated	4,788	5,767	6,752
Cost per MWh - Coal	$32.85	$34.04	$28.08
Cost per MWh - Natural gas	25.22	24.28	26.47
Weighted average, all sources	$30.46	$31.12	$27.58
(1) 2015 excludes 147 MWh of generation from the Jim Bridger power plant for which costs were capitalized during feasibility testing of capital projects under contemplation.
(2) Includes a negligible amount of expense and generation related to the Salmon diesel-fired generation plant.

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

Fuel Expense - 2017 Compared with 2016: Fuel expense decreased $33.7 million, or 19 percent, in 2017 compared with 2016, due primarily to increased output from Idaho Power's hydroelectric plants, which reduced utilization of gas and coal generation. Generation from the hydroelectric plants increased 39 percent during 2017 compared with 2016.

Fuel Expense - 2016 Compared with 2015: Fuel expense decreased $6.7 million, or 4 percent, in 2016 compared with 2015, due primarily to decreased output from coal-fired plants and natural gas plants in 2016 compared with 2015. Overall generation decreased 15 percent in 2016 compared with 2015 due to a change in resource mix resulting from increased purchase requirements from cogeneration and small power production (CSPP) projects, resource constraints at various generating locations, including the Langley Gulch natural gas-fired generation plant and the Jim Bridger coal-fired generating plant, due to scheduled maintenance and other factors, and more open market purchases for economic reasons. The volume decreases were partially offset by higher coal prices due to higher mining costs at BCC. The higher mining costs resulted in part due to issues with underground mining equipment that is no longer in service.

Power Cost Adjustment Mechanisms:  Idaho Power's power supply costs (primarily purchased power and fuel expense, less off-system sales) can vary significantly from year to year. Volatility of power supply costs arises from factors such as weather conditions, wholesale market prices, volumes of power purchased and sold in the wholesale markets, Idaho Power's hydroelectric and thermal generation volumes and fuel costs, generation plant availability, and retail loads. To address the volatility of power supply costs, Idaho Power's power cost adjustment mechanisms in the Idaho and Oregon jurisdictions allow Idaho Power to recover from customers, or refund to customers, most of the fluctuations in power supply costs. In the Idaho jurisdiction, the PCA includes a cost or benefit sharing ratio that allocates the deviations in net power supply expenses between customers (95 percent) and Idaho Power (5 percent), with the exception of PURPA power purchases and demand response program incentives, which are allocated 100 percent to customers. The Idaho deferral period, or PCA year, runs from April 1 through March 31. Amounts deferred during the PCA year are primarily recovered or refunded during the subsequent June 1 through May 31 period. Because of the power cost adjustment mechanisms, the primary financial impacts of power supply cost variations is that cash is paid out but recovery from customers does not occur until a future period, or cash that is collected is refunded to customers in a future period, resulting in fluctuations in operating cash flows from year to year.

The table below presents the components of the Idaho and Oregon power cost adjustment mechanisms for the last three years (in thousands).

	Year Ended December 31,
	2017	2016	2015
Idaho power supply cost accrual (deferral)	$14,658	$(43,841)	$(35,802)
Amortization of prior year authorized balances	37,366	38,511	52,568
Total power cost adjustment expense	$52,024	$(5,330)	$16,766

The power supply accruals (deferrals) represent the portion of the power supply cost fluctuations accrued (deferred) under the power cost adjustment mechanisms. When actual power supply costs are lower than the amount forecasted in power cost adjustment rates, which was the case in 2017, most of the difference is accrued. When actual power supply costs are higher than the amount forecasted in power cost adjustment rates, which was the case for 2016 and 2015, most of the difference is deferred. The amortization of the prior year’s balances represents the offset to the amounts being collected or refunded in the current power cost adjustment year that were deferred or accrued in the prior power cost adjustment year (the true-up component of the power cost adjustment mechanism).

Power Cost Adjustment Mechanisms - 2017 Compared with 2016: Actual net power supply costs decreased in 2017 relative to 2016, resulting in a change of $58.5 million—from deferrals of $43.8 million to accruals of $14.7 million. The change from deferrals in 2016 to accruals in 2017 is due in part to the lower fuel costs and purchased power, as explained above, combined with more surplus sales than forecasted. The $37.4 million of amortization of prior year authorized balances offsets the collection from customers of prior years' deferrals.

Power Cost Adjustment Mechanisms - 2016 Compared with 2015: Actual net power supply cost deferrals increased in 2016 relative to 2015, a change of $8.0 million—from $35.8 million to $43.8 million. The increase in the deferral is due in part to higher fuel costs related to coal and purchased power and lower surplus sales than forecasted. The $38.5 million of amortization offsets the collection from customers of 2015 deferrals and was lower in 2016 as Idaho Power amortized a smaller deferral balance in 2016 than in 2015.

Other Operations and Maintenance Expenses: The changes in other O&M expenses for the periods presented are discussed below.

O&M - 2017 Compared with 2016: Other O&M expense decreased by $2.2 million in 2017 compared with 2016, primarily due to a $2.4 million decrease related to previously expensed energy efficiency rider-funded costs deemed to be prudently incurred as further discussed in "Regulatory Matters" of this MD&A, and a $2.7 million decrease in thermal O&M expenses due to lower generation at thermal plants. These decreases in O&M were partially offset by a $2.5 million increase in O&M related to a settlement stipulation in Idaho, which established the reasonableness of the HCC relicensing costs incurred through December 2015 as further discussed in "Regulatory Matters" in this MD&A.

O&M - 2016 Compared with 2015: Other O&M expense increased by $9.7 million, or 3 percent, in 2016 compared with 2015 primarily due to a $6.5 million increase in labor-related expenses in 2016 due to normal increases in labor and benefits costs and higher variable employee costs, a $1.6 million increase due to scheduled maintenance at the Langley Gulch natural gas-fired generation plant, and a $1.1 million increase primarily related to transmission agreements entered into in October 2015, which also resulted in a corresponding increase in other revenue.

Income Taxes

IDACORP's and Idaho Power's 2017 income tax expense increased $12.2 million and $14.1 million, respectively, when compared with 2016. The increase was primarily due to higher pre-tax earnings at Idaho Power in 2017, and the $5.6 million flow-through benefit of tax deductible make-whole premiums that Idaho Power paid in connection with the early redemption of long-term debt in 2016. There were no early redemptions of long-term debt in 2017. These increases in income tax expense were partially offset by greater net flow-through income tax items at Idaho Power.

IDACORP's and Idaho Power's 2016 income tax expense decreased $9.3 million and $11.0 million, respectively, when compared with 2015. The decrease was primarily due to greater net flow-through income tax benefits at Idaho Power, a tax benefit from the adoption of a new accounting standard for share-based compensation, distributions related to fully-amortized affordable housing investments at IDACORP, and lower Idaho Power pre-tax earnings in 2016.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law, which significantly reforms the Internal Revenue Code of 1986, as amended. Effective January 1, 2018, the Tax Cuts and Jobs Act permanently lowers the corporate tax rate to 21 percent from the existing maximum rate of 35 percent, provides for expanded bonus depreciation, limits the deductibility of interest expense, eliminates alternative minimum tax, repeals the manufacturing deduction, and imposes additional limitations on the deductibility of executive compensation. Public utility companies, such as Idaho Power, retain the full deductibility of interest expense and are excluded from the bonus depreciation provisions; however, traditional accelerated tax depreciation methods are still available.

As a result of the reduction of the corporate tax rate to 21 percent, generally accepted accounting principles require companies to remeasure their deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the reporting period of enactment. This remeasurement resulted in a $1.7 million and $2.0 million increase in income tax expense at IDACORP and Idaho Power, respectively, and an approximate $672 million reduction to net deferred tax liabilities of both companies. For additional information relating to IDACORP's and Idaho Power's income taxes, the effects of the Tax Cuts and Jobs Act, and the availability of tax credit carryforwards, see Note 2 - “Income Taxes” to the consolidated financial statements included in this report.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Idaho Power continues to pursue significant enhancements to its utility infrastructure in an effort to ensure an adequate supply of electricity, to provide service to new customers, and to maintain system reliability. Idaho Power's existing hydroelectric and thermal generation facilities also require continuing upgrades and component replacement. Idaho Power's expenditures for property, plant, and equipment, excluding AFUDC, were $277 million in 2017, $287 million in 2016, and $284 million in 2015. Idaho Power expects these substantial capital expenditures to continue, with estimated total capital expenditures of approximately $1.5 billion expected over the period from 2018 through 2022.

Idaho Power funds its liquidity needs for capital expenditures through cash flows from operations, debt offerings, commercial paper markets, credit facilities, and capital contributions from IDACORP. As of February 16, 2018, IDACORP's and Idaho Power's access to debt, equity, and credit arrangements included:

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

Based on planned capital expenditures and operating and maintenance expenses for 2018, the companies believe they will be able to meet capital requirements and fund corporate expenses during 2018 with a combination of existing cash and operating cash flows generated by Idaho Power's utility business, together with proceeds from either draws on credit facilities or Idaho Power's issuance of debt securities. IDACORP and Idaho Power believe they could meet any short-term cash shortfall with existing credit facilities and expect to continue to manage short-term liquidity through commercial paper markets.

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

IDACORP and Idaho Power seek to maintain capital structures of approximately 50 percent debt and 50 percent equity, and maintaining this ratio influences IDACORP's and Idaho Power's debt and equity issuance decisions. As of December 31, 2017, IDACORP's and Idaho Power's capital structures, as calculated for purposes of applicable debt covenants, were as follows:

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
IDACORP’s and Idaho Power’s operating cash inflows in 2017 were $438 million and $420 million, respectively, an increase of $90 million for IDACORP and a $109 million increase for Idaho Power when compared with 2016. Significant items that affected the companies' operating cash flows in 2017 relative to 2016 were as follows:

•	a $15 million increase and $17 million increase in IDACORP and Idaho Power net income, respectively, which includes a $19 million increase in non-cash depreciation and amortization at both companies;

•
changes in regulatory assets and liabilities, mostly related to the relative amounts of power supply and fixed costs deferred and collected under the Idaho rate mechanisms, increased operating cash inflows by $63 million. The increase is mostly related to the relative amounts of power supply and fixed costs deferred and collected under the Idaho power cost adjustment and FCA mechanisms, partially offset by revenues accrued in excess of collections from the Valmy Plant settlement stipulation that will be collected in future periods;

•	changes in deferred taxes and in taxes accrued and receivable combined to increase cash flows by $1 million and decrease cash flows by $23 million at IDACORP and Idaho Power, respectively;

•	changes in working capital balances due primarily to timing, including fluctuations in accounts receivable, other current assets, accounts payable, and other current liabilities, as follows:

◦
timing of collections of accounts receivable balances increased operating cash flows by $7 million for IDACORP and decreased operating cash flows by $6 million for Idaho Power. IDACORP collected a $8 million receivable in the first quarter of 2017 from a legal settlement;

◦
the changes in other current assets increased cash flows by $14 million, which was primarily due to fluctuations in the balance in accrued unbilled revenues as energy sales near the end of the respective periods were impacted by weather; and

◦
timing of accounts payable payments decreased operating cash flows by $31 million for IDACORP and increased operating cash flows by $25 million for Idaho Power (the difference relates to a $55 million payable from Idaho Power to IDACORP relating to estimated income tax payments).

IDACORP's and Idaho Power's operating cash inflows in 2016 were $348 million and $311 million, respectively, a decrease of $5 million for IDACORP and $35 million decrease for Idaho Power when compared with 2015. Significant items that affected the companies' operating cash flows in 2016 relative to 2015 were as follows:

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

Investing Cash Flows

Investing activities consist primarily of capital expenditures related to new construction and improvements to Idaho Power’s generation, transmission, and distribution facilities. Idaho Power's construction expenditures, including the allowance for borrowed funds used during construction, were $285 million, $297 million, and $294 million in 2017, 2016, and 2015, respectively. These capital expenditures were primarily for construction of utility infrastructure needed to address Idaho Power’s aging plant and equipment, customer growth, and environmental and regulatory compliance requirements. As discussed in "Capital Requirements" below, Idaho Power received $6 million and $8 million in 2017 and 2016 from Boardman-to-Hemingway project joint permitting participants relating to a portion of these construction expenditures.

Idaho Power has a Rabbi trust designated to provide funding for obligations of its nonqualified defined benefit plans. In the Rabbi trust, Idaho Power purchased $11 million, $15 million, and $14 million of available-for-sale securities in 2017, 2016, and 2015, respectively. In 2017, 2016, and 2015, Idaho Power received $5 million, $16 million and $34 million, respectively, of proceeds from the sales of available-for-sale securities. Idaho Power did not use any of these proceeds to acquire company-owned life insurance in 2017, but used $10 million and $30 million of the proceeds to acquire company-owned life insurance in 2016 and 2015, respectively.

Financing Cash Flows

Financing activities provide supplemental cash for both day-to-day operations and capital requirements as needed. Idaho Power funds liquidity needs for capital investment, working capital, managing commodity price risk, and other financial commitments through cash flows from operations, debt offerings, commercial paper markets, credit facilities, and capital contributions from IDACORP. IDACORP funds its cash requirements, such as payment of taxes, capital contributions to Idaho Power, and non-utility operating expenses through cash flows from operations, commercial paper markets, sales of common stock, and credit facilities. The following are significant items and transactions that affected financing cash flows in 2017, 2016, and 2015:

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

•	IDACORP and Idaho Power paid dividends of approximately $113 million, $105 million, and $97 million in 2017, 2016, and 2015, respectively;

•	IDACORP's net change in commercial paper borrowings used cash of $22 million in 2017 and provided cash of $2 million and used cash of $11 million in 2016 and 2015, respectively; and

•	Idaho Power borrowed $22 million in commercial paper in December 2016, which was paid off in January of 2017.

Financing Programs and Available Liquidity

IDACORP Equity Programs: In recent years IDACORP has entered into sales agency agreements under which IDACORP could offer and sell shares of its common stock from time to time through BNY Mellon Capital Markets, LLC as IDACORP's agent. The most recent agency agreement terminated in May 2016, but IDACORP may choose to enter into a new sales agency agreement in the future. On May 20, 2016, IDACORP filed a shelf registration statement with the SEC, which became effective upon filing, for the potential offer and sale of an unspecified amount of shares of common stock. As of the date of this report, IDACORP is assessing whether to execute a new sales agency agreement for the issuance and sale of common stock, as the company does not anticipate issuing any shares of its common stock outside of its equity or deferral compensation programs in 2018.

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

The Indenture limits the amount of first mortgage bonds at any one time outstanding to $2.5 billion, and as a result the maximum amount of first mortgage bonds Idaho Power could issue as of December 31, 2017, was limited to approximately $759 million. Idaho Power may increase the $2.5 billion limit on the maximum amount of first mortgage bonds outstanding by filing a supplemental indenture with the trustee as provided in the Indenture of Mortgage and Deed of Trust. Separately, the Indenture also limits the amount of additional first mortgage bonds that Idaho Power may issue to the sum of (a) the principal amount of retired first mortgage bonds and (b) 60 percent of total unfunded property additions, as defined in the Indenture. As of December 31, 2017, Idaho Power could issue approximately $1.8 billion of additional first mortgage bonds based on retired first mortgage bonds and total unfunded property additions.

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

Each facility contains a covenant requiring each company to maintain a leverage ratio of consolidated indebtedness to consolidated total capitalization equal to or less than 65 percent as of the end of each fiscal quarter. In determining the leverage ratio, “consolidated indebtedness” broadly includes all indebtedness of the respective borrower and its subsidiaries, including, in some instances, indebtedness evidenced by certain hybrid securities (as defined in the credit agreement). “Consolidated total capitalization” is calculated as the sum of all consolidated indebtedness, consolidated stockholders' equity of the borrower and its subsidiaries, and the aggregate value of outstanding hybrid securities. At December 31, 2017, the leverage ratios for IDACORP and Idaho Power were 44 percent and 46 percent, respectively. IDACORP's and Idaho Power's ability to utilize the credit facilities is conditioned upon their continued compliance with the leverage ratio covenants included in the credit facilities. There are additional covenants, subject to exceptions, that prohibit certain mergers, acquisitions, and investments, restrict the creation of certain liens, and prohibit entering into any agreements restricting dividend payments from any material subsidiary. At December 31, 2017, IDACORP and Idaho Power believe they were in compliance with all facility covenants. Further, IDACORP and Idaho Power do not believe they will be in violation or breach of their respective debt covenants during 2018.

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

While the credit facilities provide for an original maturity date of November 6, 2020, the credit agreements grant IDACORP and Idaho Power the right to request up to two one-year extensions, in each case subject to certain conditions. On November 7, 2016, IDACORP and Idaho Power executed the first extension agreement and on November 7, 2017, executed the second extension agreement with the consent of all the lenders, extending the maturity date under both credit agreements to November 4, 2022. No other terms of the credit facilities, including the amount of permitted borrowing under the credit agreements, were affected by the extensions.

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

Available Short-Term Borrowing Liquidity

The following table outlines available short-term borrowing liquidity as of the dates specified:

	December 31, 2017		December 31, 2016
	IDACORP(2)	Idaho Power	IDACORP(2)	Idaho Power
Revolving credit facility	$100,000	$300,000	$100,000	$300,000
Commercial paper outstanding	—	—	—	(21,800)
Identified for other use(1)	—	(24,245)	—	(24,245)
Net balance available	$100,000	$275,755	$100,000	$253,955
(1) Port of Morrow and American Falls bonds that Idaho Power could be required to purchase prior to maturity under the optional or mandatory purchase provisions of the bonds, if the remarketing agent for the bonds were unable to sell the bonds to third parties.

(2) Holding company only.

The table below presents additional information about short-term commercial paper borrowing during the years ended December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
	IDACORP(1)	Idaho Power	IDACORP(1)	Idaho Power
Commercial paper:
Year end:
Amount outstanding	$—	$—	$—	$21,800
Weighted average interest rate	—%	—%	—%	1.13%
Daily average amount outstanding during the year	$588	$839	$15,692	$438
Weighted average interest rate during the year	1.42%	1.12%	0.82%	1.13%
Maximum month-end balance	$2,425	$—	$23,900	$21,800
(1) Holding company only.

At February 16, 2018, IDACORP had no loans outstanding under its credit facility and no commercial paper outstanding, and Idaho Power had no loans outstanding under its credit facility and no commercial paper outstanding.

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

Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties. As of December 31, 2017, Idaho Power had posted $0.9 million performance assurance collateral. Should Idaho Power experience a reduction in its credit rating on its unsecured debt to below investment grade, Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral, and counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions. Based upon Idaho Power’s current energy and fuel portfolio and market conditions as of December 31, 2017, the amount of additional collateral that could be requested upon a downgrade to below investment grade is approximately $5.0 million. To minimize capital requirements, Idaho Power actively monitors its portfolio exposure and the potential exposure to additional requests for performance assurance collateral through sensitivity analysis.

Capital Requirements

Idaho Power's construction expenditures, excluding AFUDC, were $277 million during the year ended December 31, 2017. The table below presents Idaho Power's estimated cash requirements for construction, excluding AFUDC, for 2018 through 2022 (in millions of dollars). However, given the uncertainty associated with the timing of infrastructure projects and associated expenditures, actual expenditures and their timing could deviate substantially from those set forth in the table.

	2018	2019	2020-2022
Expected capital expenditures (excluding AFUDC)	$280-290	$285-300	$850-900

Infrastructure Projects: A significant portion of expected capital expenditures included in the five-year forecast above relate to a large number of small projects as Idaho Power continues to add to its system to accommodate growth and improve reliability and operational effectiveness. These projects involve significant capital expenditures. Examples of anticipated system enhancements planned for 2018 through 2022 and estimated costs include the following:

•	$35-$65 million per year for transmission system projects other than the Boardman-to-Hemingway and Gateway West projects;

•	$85-$105 million per year for construction and replacement of distribution lines and stations, including replacement of underground distribution cables;

•	$20-$40 million per year for ongoing improvements and replacements at coal- and natural gas-fired plants;

•	$40-$65 million per year for hydroelectric plant improvement programs, including relicensing costs; and

•	$45-$75 million per year for general plant improvements, such as land and buildings, vehicles, information technology, and communication equipment.

Other Major Infrastructure Projects: Idaho Power has recently completed or is engaged in the development of a number of significant projects and has entered into arrangements with third parties for joint development of infrastructure projects. The most notable projects are described below.

Jim Bridger Plant Selective Catalytic Reduction Equipment: Idaho Power and the plant co-owners recently completed installation of selective catalytic reduction (SCR) equipment to reduce nitrogen oxide (NOx) emissions at the Jim Bridger power plant, in order to comply with regional haze rules. The regional haze rules provided for installation of SCR on unit 3 and unit 4. The rules provide for an equivalent technology for NOx reductions on unit 2 by 2021 and unit 1 by 2022.The unit 3 SCR was operating as of November 2015, and the unit 4 SCR was operating as of November 2016. In light of the substantial estimated cost of the SCR installation, as of the date of this report, Idaho Power is assessing whether to move forward with the installation of SCR on units 1 and 2 at the Jim Bridger power plant. The expected capital expenditures in the table above do not include any estimated expenditures relating to the installation of SCR on units 1 and 2.

Boardman-to-Hemingway Transmission Line: The Boardman-to-Hemingway line, a proposed 300-mile, 500-kV transmission project between a station near Boardman, Oregon, and the Hemingway station near Boise, Idaho, would provide transmission service to meet future resource needs. In January 2012, Idaho Power entered into a joint funding agreement with PacifiCorp and the Bonneville Power Administration to pursue permitting of the project. The joint funding agreement provides that Idaho Power's interest in the permitting phase of the project would be approximately 21 percent, and that during future negotiations relating to construction of the transmission line Idaho Power would seek to retain that percentage interest in the completed project. Total cost estimates for the project are between $1.0 billion and $1.2 billion, including Idaho Power's AFUDC. This cost estimate is preliminary and excludes the impacts of inflation and price changes of materials and labor resources that may occur following the date of the estimate. Idaho Power's share of the permitting phase of the project (excluding AFUDC) is included in the capital requirements table above in addition to approximately $50 million of Idaho Power's share of costs related to early construction efforts primarily included in the periods 2020-2022. These preliminary estimates of Idaho Power’s share of early construction costs could significantly change as the construction timeline nears and as the project participants further align on future activities and estimates.

Approximately $95 million, including AFUDC, has been expended on the Boardman-to-Hemingway project through December 31, 2017. Pursuant to the terms of the joint funding arrangements, Idaho Power has received $68 million, including $19 million received in January 2018, due from project partners for their share of those costs. As of the date of this report, no material partner reimbursements are outstanding. Joint permitting participants are obligated to reimburse Idaho Power for their share of any future project permitting expenditures incurred by Idaho Power.

The permitting phase of the Boardman-to-Hemingway project is subject to federal review and approval by the U.S. Bureau of Land Management (BLM), the U.S. Forest Service, the Department of the Navy, and certain other federal agencies. The BLM issued its record of decision for the project in November 2017. The U.S. Forest Service and Department of Navy are expected to issue their respective decisions in 2018.

In the separate Oregon state permitting process, in June 2017, Idaho Power submitted its amended preliminary application for site certificate and expects the Oregon Department of Energy to issue a draft proposed order on the application in 2018. Given the status of ongoing permitting activities and construction period, Idaho Power expects the in-service date for the line would be in 2025 or beyond.

Gateway West Transmission Line: Idaho Power and PacifiCorp are pursuing the joint development of the Gateway West project, a 500-kV transmission project between a station located near Douglas, Wyoming and the Hemingway station. In January 2012, Idaho Power and PacifiCorp entered a joint funding agreement for permitting of the project. Idaho Power's estimated cost for the permitting phase of the Gateway West project is approximately $60 million, including AFUDC. Idaho Power has expended approximately $35 million on the permitting phase of the project through December 31, 2017. As of the date of this report, Idaho Power estimates the total cost for its share of the project (including both permitting and construction) to be between $200 million and $400 million, including AFUDC. Idaho Power's share of the permitting phase of the project (excluding AFUDC) is included in the capital requirements table above. Idaho Power's share of potential early construction costs are excluded from the capital requirements table above because the timing of construction of Idaho Power's portion of the project is uncertain.

The permitting phase of the Gateway West project is subject to review and approval of the BLM. The BLM released its record of decision in November 2013 for eight of the ten transmission line segments. In May 2017, a federal bill was signed into law that issued a right-of-way for certain portions of the remaining Gateway West segments. The other portions of the remaining segments continue to be subject to the BLM's review and approval. Idaho Power expects the BLM to issue a record of decision for the outstanding portions of the remaining segments in 2018.

Hells Canyon Complex Relicensing: The HCC, located on the Snake River where it forms the border between Idaho and Oregon, provides approximately 68 percent of Idaho Power's hydroelectric generating nameplate capacity and 32 percent of its total generating nameplate capacity. Idaho Power has been engaged in the process of obtaining from the FERC a new long-term license for the HCC. The past and anticipated future costs associated with obtaining a new long-term license for the HCC are significant. As of the date of this report, Idaho Power estimates that the annual costs it will incur to obtain a new long-term license for the HCC, including AFUDC but excluding costs expected to be incurred for complying with the license after issuance, are likely to range from $25 million to $35 million until issuance of the license, which Idaho Power estimates will occur no earlier than 2022. Idaho Power expects that the annual capital expenditures and operating and maintenance expenses associated with compliance with the terms and conditions of the long-term license could also be substantial, but the company is currently unable to estimate those costs in light of the uncertainty surrounding the ultimate terms and conditions that may be included in the license. Idaho Power intends to seek recovery of those relicensing and compliance costs in rates through the regulatory process. In December 2016, Idaho Power filed an application with the IPUC requesting a determination that Idaho Power's expenditures of $220.8 million through year-end 2015 on relicensing of the HCC were prudently incurred, and thus eligible for inclusion in retail rates in a future rate proceeding. In December 2017, Idaho Power filed with the IPUC a settlement stipulation signed by Idaho Power, the IPUC staff, and a third party intervenor recognizing that a total of $216.5 million in HCC relicensing expenditures and other related costs were reasonably incurred, and therefore should be eligible for inclusion in customer rates at a later date. The settlement stipulation is subject to review and approval by the IPUC. As a result of filing the settlement stipulation, Idaho Power recorded a $5.0 million pre-tax charge in 2017. As of the date of this report, the IPUC has not issued an order in this matter. Refer to "Regulatory Matters" in this MD&A for additional details relating to the relicensing process.

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

Long-Term Resource Planning: The IPUC and OPUC require that Idaho Power prepare biennially an IRP. The IRP seeks to forecast Idaho Power's loads and resources for a 20-year period, analyzes potential supply-side, demand-side, and transmission options, and identifies potential near-term and long-term actions. Idaho Power filed its most recent IRP with the IPUC and OPUC in June 2017. The 2017 IRP identified a preferred resource portfolio and action plan, which includes the completion of the Boardman-to-Hemingway transmission line by 2026, the end to Idaho Power's participation in coal-fired operations at the Valmy Plant units 1 and 2 in 2019 and 2025, respectively, and the early retirement of Jim Bridger units 1 and 2 in 2032 and 2028, respectively, with no other new resource needs prior to 2026. However, as noted in the 2017 IRP, there is considerable uncertainty surrounding the resource sufficiency estimates and project completion dates, including uncertainty around the timing and extent of third party development of renewable resources, fuel commodity prices, environmental requirements, the actual completion date of the Boardman-to-Hemingway transmission project, and the economics and logistics of plant operation and retirements. These uncertainties, as well as others, could result in changes to the desirability of the preferred portfolio and adjustments to the timing and nature of anticipated and actual actions. Additional information on Idaho Power's 2017 IRP is included in Part I, Item 1 - "Business - Resource Planning" in this report.

Defined Benefit Pension Plan Contributions and Recovery

Idaho Power contributed $40 million in both 2017 and 2016 to its defined benefit pension plan and $39 million in 2015. Idaho Power estimates that it has no minimum contribution requirement for 2018. Depending on market conditions and cash flow considerations in 2018, Idaho Power could contribute up to $40 million to the pension plan during 2018. Idaho Power's contributions are made in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions to mitigate the cost of being in an underfunded position. Beyond 2018, Idaho Power expects continuing significant contribution obligations under the pension plan. Refer to Note 10 - "Benefit Plans" to the consolidated financial statements included in this report and the section titled "Contractual Obligations" below in this MD&A for information relating to those obligations.

Idaho Power defers its Idaho-jurisdiction pension expense as a regulatory asset until recovered from Idaho customers. As of December 31, 2017, Idaho Power's deferral balance associated with the Idaho jurisdiction was $128 million. Deferred pension costs are expected to be amortized to expense to match the revenues received when contributions are recovered through rates. Idaho Power only records a carrying charge on the unrecovered balance of cash contributions. The IPUC has authorized Idaho Power to recover and amortize $17 million of deferred pension costs annually, and has applied $68 million against the deferred amount under its Idaho sharing mechanisms since 2011. The primary impact of pension contributions is on the timing of cash flows, as cost recovery lags behind the timing of contributions.

Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law, which lowered the corporate federal income tax rate from 35 percent to 21 percent and modified or eliminated certain federal income tax deductions for corporations. The majority of the law changes, including the rate reduction, became effective on January 1, 2018. Idaho Power is working with the IPUC and OPUC to determine how potential income tax expense reductions from the changes in federal income tax law will benefit Idaho Power customers and affect IDACORP's and Idaho Power's financial condition and results of operations. Although not expected by Idaho Power, if the regulatory decisions of the IPUC and OPUC result in significant reductions to Idaho Power revenues in excess of any cash savings from the federal income tax law changes, it could adversely affect IDACORP's and Idaho Power's cash flows from operations and potentially require Idaho Power to increase cash from financing activities. At this time, the companies are unable to determine what impact the regulatory proceedings related to the Tax Cuts and Jobs Act will have on future IDACORP and Idaho Power liquidity. See "Regulatory Matters" in this MD&A for more information on the related regulatory proceedings.

Contractual Obligations

The following table presents IDACORP’s and Idaho Power’s contractual cash obligations as of December 31, 2017, for the respective periods in which they are due:

	Payments Due by Period
	Total	2018	2019-2020	2021-2022	Thereafter
	(millions of dollars)
Long-term debt(1)	$1,765	$—	$230	$75	$1,460
Future interest payments(2)	1,383	82	160	144	997
Operating leases(3)(4)	52	4	9	9	30
Purchase obligations:
Cogeneration and small power production	4,124	234	460	479	2,951
Fuel supply agreements	229	43	57	36	93
Other(4)(5)	235	49	45	37	104
Pension and postretirement benefit plans(6)	252	10	93	98	51
Other long-term liabilities - IDACORP only(4)	2	—	—	—	2
Total	$8,042	$422	$1,054	$878	$5,688
(1) For additional information, see Note 4 – “Long-Term Debt” to the consolidated financial statements included in this report.
(2) Future interest payments are calculated based on the assumption that all debt is outstanding until maturity. For debt instruments with variable rates, interest is calculated for all future periods using the rates in effect at December 31, 2017.

(3) The operating leases include right-of-way easements.
(4) Approximately $34 million of the amounts in operating leases, $80 million of the amounts in other purchase obligations, and $2 million of the amounts in IDACORP only other long-term liabilities are contracts that do not specify terms related to expiration. As these contracts are presumed to continue indefinitely, ten years of information, estimated based on current contract terms, has been included in the table for presentation purposes.

(5) Other purchase obligations also include Idaho Power's estimated proportionate funding obligation for goods and services under non-fuel purchase agreements at its jointly-owned generation facilities. In some instances, Idaho Power is not a direct party to an underlying purchase agreement, but is obligated under the instruments governing the joint ventures to reimburse the co-owner for payments the co-owner makes pursuant to the purchase agreement. Those estimated amounts have been included in the table above.

(6) Idaho Power estimates pension contributions based on actuarial data. As of the date of this report, Idaho Power cannot estimate pension contributions beyond 2022 with any level of precision, and amounts through 2022 are estimates only and are subject to change. For more information on pension and postretirement plans, refer to Note 11 – "Benefit Plans" to the consolidated financial statements included in this report.

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

IDACORP has a dividend policy that provides for a target long-term dividend payout ratio of between 50 and 60 percent of sustainable IDACORP earnings, with the flexibility to achieve that payout ratio over time and to adjust the payout ratio or to deviate from the target payout ratio from time to time based on the various factors that drive IDACORP's board of directors' dividend decisions. Notwithstanding the dividend policy adopted by IDACORP's board of directors, the dividends IDACORP pays remain in the discretion of the board of directors who, when evaluating the dividend amount, will continue to take into account the factors above, among others. In September of 2015, 2016, and 2017, IDACORP's board of directors voted to increase the quarterly dividend to $0.51 per share, $0.55 per share, and $0.59 per share of IDACORP common stock, respectively. IDACORP's dividends during 2017 were 53 percent of actual 2017 earnings.

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

Off-Balance Sheet Arrangements

Through a self-bonding mechanism, Idaho Power guarantees its portion of reclamation activities and obligations at BCC, of which IERCo owns a one-third interest. This guarantee, which is renewed annually with the Wyoming Department of Environmental Quality, was $56.7 million at December 31, 2017, representing IERCo's one-third share of BCC's total reclamation obligation of $170.1 million. BCC has a reclamation trust fund set aside specifically for the purpose of paying these reclamation costs. At December 31, 2017, the value of the reclamation trust fund totaled $103.4 million. During 2017, the reclamation trust fund made no distributions for reclamation activity costs associated with the BCC surface mine. BCC periodically assesses the adequacy of the reclamation trust fund and its estimate of future reclamation costs. To ensure that the reclamation trust fund maintains adequate reserves, BCC adds a per-ton surcharge to coal sales. Because of the existence of the fund and the ability to apply a per-ton surcharge, the estimated fair value of this guarantee is minimal.

REGULATORY MATTERS

Introduction

Idaho Power's regulatory strategy takes into consideration short-term and long-term needs for rate relief and involves several factors that can affect the timing of rate filings. These factors include, among others, in-service dates of major capital investments, the timing of changes in major revenue and expense items, and customer growth rates. Idaho Power's most recent general rate cases in Idaho and Oregon were filed during 2011, and Idaho Power filed a large single-issue rate case for the Langley Gulch power plant in Idaho and Oregon in 2012. These significant rate cases resulted in the resetting of base rates in both Idaho and Oregon during 2012. Idaho Power also reset its base-rate power supply expenses in the Idaho jurisdiction for purposes of updating the collection of costs through retail rates in 2014 but without a resulting net increase in rates. Between general rate cases, Idaho Power relies upon customer growth, power cost adjustment mechanisms, tariff riders, and other mechanisms to reduce the impact of regulatory lag, which refers to the period of time between making an investment or incurring an expense and recovering that investment or expense and earning a return. Management's regulatory focus in recent years has been largely on regulatory settlement stipulations and the design of rate mechanisms. Idaho Power continues to assess the need and timing of filing a general rate case in its two retail jurisdictions, based on its consideration of the factors described above, but does not anticipate filing a general rate case in 2018.

Notable Retail Rate Changes in Idaho and Oregon

Included in the table that follows are notable regulatory developments during 2017, 2016, and 2015 that affected Idaho Power's results for the periods. Also refer to Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report for a description of regulatory mechanism and associated orders of the IPUC and OPUC, which should be read in conjunction with the discussion of regulatory matters in this MD&A.

Description	Effective Date	Estimated Annualized Rate Impact (millions)(1)
Oregon Valmy Plant Settlement Stipulation	7/1/2017	$1
Idaho Valmy Plant Settlement Stipulation	6/1/2017	13
2017 Idaho PCA(2)	6/1/2017	11
2017 Idaho FCA	6/1/2017	7
2016 Idaho PCA(3)	6/1/2016	17
2016 Idaho FCA	6/1/2016	11
2015 Idaho PCA(4)	6/1/2015	(12)
2015 Idaho FCA	6/1/2015	2

(1) The annual amount collected in rates is typically not recovered on a linear basis (i.e., 1/12th per month), and is instead recovered in proportion to general business sales volumes. The rate changes for the Idaho PCA and FCA are applicable only for one-year periods.

(2) 2017 Idaho PCA rates reflect the application of $13.0 million of surplus Idaho energy efficiency rider funds.
(3) 2016 Idaho PCA rates reflect the application of (a) a customer rate credit of $3.2 million for sharing of revenues with customers for the year 2015 under the terms of an October 2014 settlement stipulation and (b) $4.0 million of surplus Idaho energy efficiency rider funds.

(4) 2015 Idaho PCA rates reflect the application of (a) a customer rate credit of $8.0 million for sharing of revenues with customers for the year 2014 under the terms of a December 2011 settlement stipulation, (b) a $1.5 million customer benefit relating to a change to the PCA methodology described below, and (c) $4.0 million of surplus Idaho energy efficiency rider funds.

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

Valmy Base Rate Adjustment Settlement Stipulations and Depreciation Rate Settlement Stipulations

In May 2017, the IPUC approved a settlement stipulation allowing accelerated depreciation and cost recovery for the Valmy Plant. The settlement stipulation provides for an increase in Idaho jurisdictional revenues of $13.3 million per year, and (1) levelized collections and associated cost recovery through December 2028, (2) accelerated depreciation on unit 1 through 2019 and unit 2 through 2025, (3) Idaho Power to use prudent and commercially reasonable efforts to end its participation in the operation of unit 1 by the end of 2019 and unit 2 by the end of 2025, and (4) a filing no later than December 31, 2019 that would include actual and planned incremental investments in unit 2, including updated financial analysis regarding the lowest costs options for unit 2. The costs intended to be recovered by the increased jurisdictional revenues include current investments as of May 31, 2017 in both units, forecasted unit 1 investments from 2017 through 2019, and forecasted decommissioning costs for unit 1 and unit 2, offset by forecasted operation and maintenance costs savings. The settlement stipulation also provides for the regulatory accrual or deferral of the difference between actual revenue requirements and levelized collections, and provides for the regulatory accrual or deferral of the difference between actual costs incurred (including accelerated depreciation expense on unit 1 through 2019 and unit 2 through 2025) compared with costs permitted to be recovered during the cost recovery period specified in the settlement stipulation (including depreciation expense through 2028). If actual costs incurred differ from forecasted amounts included in the settlement stipulation, collection or refund of any differences would be subject to regulatory approval.

In June 2017, the OPUC also approved a settlement stipulation allowing for accelerated depreciation of units 1 and 2 through December 31, 2025, cost recovery of incremental Valmy Plant investments through May 31, 2017, and forecasted decommissioning costs. The settlement stipulation provides for an increase in the Oregon jurisdictional revenue requirement of $1.1 million, effective July 1, 2017, with yearly adjustments, if warranted.

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

In 2017, the settlement stipulations increased general business revenue collections, general business revenue accruals, net depreciation expense, and income tax expense, including plant-related flow-through tax adjustments. Compared with Idaho Power’s estimate of what ongoing net income would have been without the settlement stipulations, the settlement stipulations are expected to increase after-tax net income by approximately $5 million on an annual basis. Idaho Power expects the ongoing annual benefit to net income from the Valmy Plant settlement stipulations to decline slightly each year through 2028, primarily due to the annual decline in Valmy Plant-related rate base, which is expected to be fully depreciated by December 31, 2028.

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

In 2017, Idaho Power's Idaho ROE was between 9.5 and 10.0 percent, and thus Idaho Power recorded no additional ADITC amortization and no provision for sharing with customers. Accordingly, at December 31, 2017, the full $45 million of additional ADITC remains available for future use under the terms of the settlement stipulation.

Idaho Power recorded the following for sharing with customers under the December 2011 and October 2014 Idaho Settlement Stipulations (in millions):

Year	Recorded as Refunds to Customers	Recorded as a Pre-tax Charge to Pension Expense	Total
2017	$—	$—	$—
2016	—	—	—
2015	3.2	—	3.2
2014	8.0	16.7	24.7
2013	7.6	16.5	24.1
2012	7.2	14.6	21.8
Total	$26.0	$47.8	$73.8

Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law, which lowered the corporate federal income tax rate from 35 percent to 21 percent and modified or eliminated certain federal income tax deductions for corporations. On January 17, 2018, the IPUC issued an order requiring utilities within its jurisdiction, including Idaho Power, to 1) record a deferred regulatory liability for the estimated Idaho-jurisdictional share of financial benefits after January 1, 2018, from the changes in federal income tax law and 2) to file a report with the IPUC by March 30, 2018, identifying and quantifying the income tax changes along with proposed tariff schedule changes. The IPUC order requires Idaho Power to estimate the income tax changes by comparing actual 2017 federal income tax expense components with what those federal income tax components would have been if the Tax Cuts and Jobs Act had been effective for the full year of 2017. Idaho Power is currently working to comply with the IPUC order.

On December 29, 2017, Idaho Power filed an application with the OPUC requesting authority to defer for later ratemaking treatment the Oregon jurisdictional earnings in excess of the currently authorized Oregon jurisdictional rate of return on equity that may result from the Tax Cuts and Jobs Act. On December 29, 2017, OPUC Staff also filed an application with the OPUC requesting authority to defer for later ratemaking treatment the difference between Idaho Power’s current retail rates and its current retail rates inclusive of the impact of the Tax Cuts and Jobs Act.

Idaho Power is working with the IPUC and OPUC to determine how potential income tax expense reductions from the changes in federal income tax law may benefit Idaho Power customers and affect IDACORP's and Idaho Power's financial condition and results of operations. The method through which potential cost savings may be accrued for the benefit of customers, including potential reductions to customer rates and to regulatory deferrals, will require approval from the IPUC and OPUC.
Idaho Energy Efficiency Rider

On an annual basis, Idaho Power applies to the IPUC for an order designating Idaho Power’s prior calendar year Idaho Energy Efficiency Rider (Idaho Rider) funded expenses as prudently incurred. In October 2017, the IPUC issued its order determining that the 2011 - 2016 incremental Idaho Rider funded labor expenses of $1.9 million were prudently incurred. In its order, the IPUC also authorized actual Idaho Rider funded wage increases after 2016. The prudence order resulted in a $2.4 million increase in operating income in 2017. For more information on the order and its impacts on results, see Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report.
Customer-Owned Generation Filing

On July 27, 2017, Idaho Power filed an application with the IPUC requesting the creation of two new classes for residential and small general service customers who choose to install customer-owned generation on or after January 1, 2018. If approved as proposed, Idaho Power does not, as of the date of this report, anticipate that the creation of these new rate classes would impact in the near term the current rates for the approximately 1,700 residential and small general service customers and applicants who currently take or are requesting net metering services from Idaho Power for their customer-owned generation.

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

The following table summarizes the change in deferred net power supply costs over the prior two years (in thousands):

	Idaho	Oregon(1)	Total
Balance at December 31, 2015	$44,556	$2,664	$47,220
Current period net power supply costs deferred	43,841	—	43,841
Revenue sharing	(3,171)	—	(3,171)
Energy efficiency rider funds transferred to Idaho PCA mechanism	(3,970)	—	(3,970)
Prior amounts recovered through rates	(27,316)	(2,502)	(29,818)
Sulfur Dioxide (SO2) allowance and renewable energy certificate (REC) sales	(874)	(41)	(915)
Interest and other	376	307	683
Balance at December 31, 2016	53,442	428	53,870
Current period net power supply costs accrual	(14,658)	—	(14,658)
Energy efficiency rider funds transferred to Idaho PCA mechanism	(13,000)	—	(13,000)
Prior amounts recovered through rates	(26,121)	(508)	(26,629)
SO2 allowance and renewable energy certificate (REC) sales	(2,104)	(65)	(2,169)
Interest and other	240	40	280
Balance at December 31, 2017	$(2,201)	$(105)	$(2,306)
(1) Oregon power supply cost deferrals are subject to a statute that specifically limits rate amortizations of deferred costs to six percent of gross Oregon revenue per year (approximately $3 million). Deferrals are amortized sequentially.

Recovery of Costs for Anticipated Participation in Western Energy Imbalance Market

In January 2017, the IPUC issued an order authorizing Idaho Power’s requested deferral accounting treatment for costs associated with joining the Western EIM. Idaho Power can defer costs incurred until the earlier of when Idaho Power begins recovery of the costs and the deferral balance or the end of 2018. Idaho Power anticipates that it will begin participating in the Western EIM in April of 2018. The Western EIM is intended to reduce the power supply costs to serve customers through more efficient dispatch of a larger and more diverse pool of resources, to integrate intermittent power from renewable generation sources more effectively, and to enhance reliability.

In November 2017, Idaho Power filed an application with the IPUC requesting approval to establish an interim method of recovery for costs associated with participation in the Western EIM. If the IPUC approves the application as filed, Idaho Power intends to include $3.6 million in costs for recovery through the PCA, beginning June 1, 2018. Idaho Power has requested a decision from the IPUC by March 31, 2018.

Open Access Transmission Tariff Rate Proceedings

Idaho Power uses a formula rate for transmission service provided under its OATT, which allows transmission rates to be updated annually based primarily on financial and operational data Idaho Power files with the FERC. In August 2017, Idaho Power filed its 2017 final transmission rate with the FERC, reflecting a transmission rate of $34.90 per kW-year, to be effective for the period from October 1, 2017 to September 30, 2018. Idaho Power's final rate was based on a net annual transmission revenue requirement of $130.4 million. The OATT rate in effect from October 1, 2016 to September 30, 2017, was $25.52 per kW-year based on a net annual transmission revenue requirement of $127.4 million. The increase in the OATT rate was largely attributable to an asset exchange transaction with one transmission customer, and the termination of legacy long-term transmission service agreements and its impact on the transmission formula rate, which was fully incorporated in the new formula rate, effective October 1, 2017. For more information on the new formula rate, refer to Transmission Revenues Associated with Asset Exchange Transaction below in this "Regulatory Matters" section in this MD&A.

Historic OATT rate information is included in Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report.

Transmission Revenues Associated with Asset Exchange Transaction

Effective in October 2015, Idaho Power and PacifiCorp each transferred to the other certain interests in transmission-related equipment. In connection with that transaction, the companies terminated or amended a number of long-term agreements between Idaho Power and PacifiCorp related to the ownership and operation of transmission-related equipment and transmission services. In 2014, Idaho Power collected approximately $8 million in transmission revenues under long-term transmission agreements that were terminated in connection with the asset exchange transaction. As a result of the transaction and termination of those long-term transmission agreements, Idaho Power's OATT rate increased; however, in accordance with FERC's current formula rate methodology the increase phased in over two annual rate proceedings. The impact of the asset exchange on the transmission formula rate was fully incorporated in the new formula rate, effective October 1, 2017.

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

Relicensing of Hydroelectric Projects

Overview: Idaho Power, like other utilities that operate non-federal hydroelectric projects on qualified waterways, obtains licenses for its hydroelectric projects from the FERC. These licenses have a term of 30 to 50 years depending on the size, complexity, and cost of the project. The expiration dates for the FERC licenses for each of the facilities are included in Part I - Item 2 - "Properties" in this report. Costs for the relicensing of Idaho Power's hydroelectric projects are recorded in construction work in progress until a new multi-year license is issued by the FERC, at which time the charges are transferred to electric plant in service. Idaho Power expects to seek recovery of relicensing costs and costs related to a new long-term license through the regulatory process and, in December 2016, submitted a request for a determination of prudence of HCC relicensing costs, which is described below. Relicensing costs of $268.7 million for the HCC, Idaho Power's largest hydroelectric complex and a major relicensing effort, were included in construction work in progress at December 31, 2017. As of the date of this report, the IPUC authorizes Idaho Power to include in its Idaho jurisdiction rates approximately $6.5 million annually ($10.7 million when grossed-up for the effect of income taxes) of AFUDC relating to the HCC relicensing project. Collecting these amounts now will reduce the amount collected in the future once the HCC relicensing costs are approved for recovery in base rates. As of December 31, 2017, Idaho Power's regulatory liability for collection of AFUDC relating to the HCC was $120 million. In addition to the discussion below, refer to "Environmental Matters" in this MD&A for a discussion of environmental compliance under FERC licenses for Idaho Power's hydroelectric generating plants.

Hells Canyon Complex: The HCC, located on the Snake River where it forms the border between Idaho and Oregon, provides approximately 68 percent of Idaho Power's hydroelectric generating nameplate capacity and 32 percent of its total generating nameplate capacity. In July 2003, Idaho Power filed an application with the FERC for a new license in anticipation of the July 2005 expiration of the then-existing license. Since the expiration of that license, Idaho Power has been operating the project under annual licenses issued by the FERC. In December 2004, Idaho Power and eleven other parties, including National Marine Fisheries Service (NMFS) and U.S. Fish and Wildlife Service (USFWS), involved in the HCC relicensing process entered into an interim agreement that addresses the effects of the ongoing operations of the HCC on Endangered Species Act (ESA) listed species pending the relicensing of the project. In August 2007, the FERC Staff issued a final environmental impact statement (EIS) for the HCC, which the FERC will use to determine whether, and under what conditions, to issue a new license for the project. The purpose of the final EIS is to inform the FERC, federal and state agencies, Native American tribes, and the public about the environmental effects of Idaho Power's operation of the HCC. Certain portions of the final EIS involve issues that may be influenced by water quality certifications for the project under Section 401 of the Clean Water Act (CWA) and formal consultations under the ESA, which remain unresolved.

In connection with its relicensing efforts, Idaho Power has filed water quality certification applications, required under Section 401 of the CWA, with the states of Idaho and Oregon requesting that each state certify that any discharges from the project comply with applicable state water quality standards. Section 401 of the CWA requires that a state either approve or deny a Section 401 water quality certification application within one year of the filing of the application or the state may be considered to have waived its certification authority under the CWA. As a consequence, Idaho Power has been filing and withdrawing its Section 401 certification applications with Oregon and Idaho on an annual basis while it has been working with the states to identify measures that will provide reasonable assurance that discharges from the HCC will adequately address applicable water quality standards. In the 2016 Section 401 certification application process, Oregon required Idaho Power to comply with fish passage and reintroduction conditions. Idaho's water quality certification, however, provides that Idaho Power shall take no action that may result in the reintroduction or establishment of spawning populations of any fish species into Idaho's waters without consultation with and express approval of the State of Idaho. On November 30, 2016, Idaho Power filed a petition with the FERC requesting that the FERC resolve the conflict between Oregon's and Idaho's conditions and declare that the FPA pre-empts the Oregon state law. In January 2017, the FERC issued an order denying Idaho Power’s petition, stating that the petition for a declaratory order was premature, cannot realistically be considered separately from the issue of the states’ certification authority under the CWA Section 401, and raises issues that are beyond the FERC’s authority to decide. In February 2017, Idaho Power sought rehearing before the FERC on the January 2017 order, which the FERC denied. On February 16, 2018, Idaho Power filed an appeal of the FERC's January 2017 order with the D.C. Circuit Court.

In April 2017, the governors of Oregon and Idaho jointly requested that Idaho Power withdraw and resubmit its Section 401 certification applications in both states to allow the states additional time to negotiate a potential resolution of the disputed issues. As of November 2017, the states were not able to resolve their differences timely enough within the one-year cycle, requiring Idaho Power to again withdraw and resubmit its Section 401 certification applications in both states. Idaho Power withdrew and refiled a 401 certification application on November 22, 2017. Idaho Power continues to work with the states towards a mutually agreeable solution.

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

Idaho Power continues to work with Idaho and Oregon in the development of measures to provide reasonable assurance that any discharges from the HCC will comply with applicable state water quality standards so that appropriate water quality certifications can be issued for the project, and continues to cooperate with the USFWS, NMFS, and the FERC in an effort to address ESA concerns. Idaho Power has begun construction of new aerated runners at the Brownlee project (part of the HCC) at an estimated cost of $57 million. Two of four units were installed by the end of 2017 and Idaho Power plans to install the third and fourth units in 2018 and 2019, respectively. Other measures that have been proposed or considered have included modification of spillways at two dams in the HCC to address total dissolved gas issues, and upstream watershed improvements or the installation of a temperature control structure to address water temperatures during a small portion of the year. If Idaho Power is required to take these or other additional measures to satisfy relicensing requirements, it could add substantially to project costs. Idaho Power continues to work with the Oregon and Idaho Departments of Environmental Quality on the water quality certification issue and the water quality measures that will be required to obtain Section 401 certification.

As of the date of this report, Idaho Power is unable to predict the timing of issuance by the FERC of any license order or the ultimate capital investment and ongoing operating and maintenance costs Idaho Power will incur in complying with any new license. However, as of the date of this report, Idaho Power estimates that the annual costs it will incur to obtain a new long-term license for the HCC, including AFUDC but excluding costs expected to be incurred for complying with the license after issuance, are likely to range from $25 million to $35 million until issuance of the license, which Idaho Power estimates will occur no earlier than 2022. In light of the costs incurred and the considerable passage of time, in December 2016, Idaho Power filed an application with the IPUC requesting a determination that Idaho Power's expenditures of $220.8 million through year-end 2015 on relicensing of the HCC were prudently incurred, and thus eligible for inclusion in retail rates in a future rate proceeding. In December 2017, Idaho Power filed with the IPUC a settlement stipulation signed by Idaho Power, the IPUC Staff, and a third party intervenor recognizing that a total of $216.5 million in HCC relicensing expenditures and other related costs were reasonably incurred, and therefore should be eligible for inclusion in customer rates at a later date. The settlement stipulation is subject to review and approval by the IPUC. As a result of filing the settlement stipulation, Idaho Power recorded a $5.0 million pre-tax charge in 2017. As of the date of this report, the IPUC has not issued an order in this matter.

2017 Integrated Resource Plan

The IPUC and OPUC require that Idaho Power prepare biennially an IRP. The IRP seeks to forecast Idaho Power's loads and resources for a 20-year period, analyzes potential supply-side, demand-side, and transmission options, and identifies potential near-term and long-term actions. Idaho Power filed its most recent IRP with the IPUC and OPUC in June 2017. In October 2017, OPUC Staff and third party intervenors filed comments to the 2017 IRP with the OPUC, requesting additional information related to the need for the Boardman-to-Hemingway transmission line and Idaho Power's forecasts, among other items. Idaho Power filed its response to the comments and supplemental information for the 2017 IRP in December 2017. On February 9, 2018, the IPUC issued an order acknowledging the 2017 IRP. As of the date of this report, the OPUC has not issued an order acknowledging the 2017 IRP.
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

Pursuant to an IPUC order, Idaho Power is selling its near-term RECs and returning to customers their share (shared 95 percent with customers in the Idaho jurisdiction) of those proceeds through the PCA. For the years ended December 31, 2017, 2016, and 2015, Idaho Power's REC sales totaled $2.3 million, $1.0 million, and $1.8 million, respectively.

Were Idaho Power to be subject to additional RPS legislation, it may cease in full or in part the sale of RECs it receives, seek to obtain RECs from additional projects, generate RECs from any REC-generating facilities it owns or may be required to construct in light of an RPS, or purchase RECs in the market. Historically, Idaho Power has generally not received the RECs associated with PURPA projects. However, an order issued by the IPUC in 2012 provides that Idaho Power will own a portion of the RECs generated by some PURPA projects. The required purchase of additional RECs to meet RPS requirements would increase Idaho Power's costs, which Idaho Power expects would be wholly or largely passed on to customers through rates and the power cost adjustment mechanisms.

Renewable and Other Energy Contracts: Idaho Power has contracts for the purchase of electricity produced by third-party generation facilities, most of which produce energy with the use of renewable generation sources such as wind, solar, biomass, small hydroelectric and geothermal. The majority of these contracts are entered into as mandatory purchases under PURPA. As of December 31, 2017, Idaho Power had contracts to purchase energy from 127 on-line PURPA projects. An additional three contracts are with non-PURPA projects, including the Elkhorn Valley wind project with a 101-MW nameplate capacity. The following table sets forth, as of December 31, 2017, the resource type and nameplate capacity of Idaho Power's signed agreements for power purchases from PURPA and non-PURPA generating facilities. These agreements have original contract terms ranging from one to 35 years.

Resource Type	Total On-line (MW)	Under Contract but not yet On-line (MW)	Total Projects under Contract (MW)	Began Operating During 2017 (MW)
PURPA:
Wind	627	—	627	50
Solar	290	24	314	120
Hydroelectric	147	—	147	—
Other	50	5	55	—
Total PURPA	1,114	29	1,143	170
Non-PURPA:
Wind	101	—	101	—
Geothermal	35	—	35	—
Total non-PURPA	136	—	136	—

Of the five projects not yet on-line, one biomass project is expected to be on-line in 2018 and four solar projects are scheduled to be on-line in 2019.

ENVIRONMENTAL MATTERS

Overview

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

Part I, Item 1 - “Business - Utility Operations - Environmental Regulation and Costs” in this report includes a summary of Idaho Power's expected capital and operating expenditures for environmental matters during the period from 2018 to 2020.

Given the uncertainty of future environmental regulations and technological advances, Idaho Power is unable to predict its environmental-related expenditures beyond 2020, though they could be substantial. Furthermore, several executive orders issued in 2017 concerning environmental regulations, as described below, could result in significant changes in, and uncertainty with respect to, legislation, regulation, and government policy regarding environmental matters. Idaho Power may delay making operational changes or environmental-related expenditures while such changes are pending to avoid implementing uncertain laws, rules, and policies.

Executive Orders on Environmental Matters

In March 2017, an executive order was issued directing the U.S. Environmental Protection Agency (EPA) to review the Clean Power Plan (CPP), the greenhouse gas new source performance standards (GHG NSPS), and the proposed Federal Implementation Plan (FIP) for CPP and, if appropriate, to propose rules suspending, revising, or rescinding the CPP, GHG NSPS, and proposed FIP within 45 to 120 days after the date of the order. The order also directed the Secretary of the Interior to lift the moratorium on federal land for coal leasing activities and revoke certain Obama Administration directives regarding the nature and extent of mitigation required for projects on federal lands. The order also addressed other climate-related issues, including rescinding the technical support documents that estimate the social cost of carbon, rescinding the National Environmental Policy Act (NEPA) guidance on greenhouse gases, and rescinding climate-related actions undertaken by the previous presidential administration, among other issues. Shortly after the orders were issued, the EPA notified each state’s governor that if any deadlines under the CPP become relevant in the future, the EPA will toll its requirement for states to comply with the regulation. In October 2017, the EPA announced a proposal to repeal the CPP, and in December 2017, provided an advance notice of rulemaking, asking for public input in early 2018 on a rule to replace the CPP. The proposed replacement rule focuses on limiting pollution reduction measures to those measures that can be applied at the energy source. As of the date of this report and in light of these executive actions, Idaho Power is uncertain whether and to what extent the replacement CPP may impact its operations in the near term.

In August 2017, another executive order was issued to accelerate federal agencies' environmental review and permitting for major infrastructure projects. The outcome of the EPA’s and other federal agencies' review of regulations covered by the executive orders is difficult to predict. Changes to or elimination of regulations may lower Idaho Power's costs of operating and maintaining fossil fuel-fired generation plants and transmission lines, due to the reduction of potential environmental infrastructure upgrades or reduction or elimination of permitting requirements. The executive orders and resulting federal regulations could, on the other hand, be affected by Congressional action and challenged in court. Further, state and local governmental authorities could choose to replace the federal regulations or bolster environmental compliance and enforcement efforts at the local level, and therefore, Idaho Power is uncertain whether and to what extent the orders could affect its operations and environmental-related expenditures. Idaho Power plans to continue to monitor actions associated with or resulting from the executive orders.

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

Developments in Regulation of Sage Grouse Habitat: In February 2016, a lawsuit was filed in the U.S. District Court of Idaho challenging the BLM's sage grouse resource management and land use plan revisions that became effective in 2015 under the Federal Land Policy and Management Act. The lawsuit challenges the plans and associated environmental impact statements across the sage grouse range and alleges that the plans fail to ensure that sage grouse populations and habitats will be protected and restored in accordance with the best available science and legal mandates. Further, the complaint challenges certain exemptions provided for the Boardman-to-Hemingway and Gateway West transmission line projects. Idaho Power has intervened in the proceedings in an effort to support the exemptions provided for in the BLM's plans. If the exemptions are overturned, Idaho Power may be required to re-route the projects, which could lead to substantially higher construction and permitting costs and could delay construction.

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

ESA Issues Related to Specific Projects:

Hells Canyon Relicensing Project: In 2007, the FERC requested initiation of formal consultation under the ESA with the NMFS and the USFWS regarding potential effects of HCC relicensing on several listed aquatic and terrestrial species. Formal consultation has yet to be initiated and the NMFS and the USFWS continue to gather and consider information relative to the effects of relicensing on relevant ESA listed species. Idaho Power continues to cooperate with the USFWS, the NMFS, and the FERC in an effort to address ESA concerns. In December 2004, Idaho Power and eleven other parties, including NMFS and the USFWS, entered into an interim agreement that addresses the effects of the ongoing operations of the HCC on ESA listed species pending the relicensing of the project. At the conclusion of formal consultation and with the issuance of biological opinions by the NMFS and the USFWS and an operating license by the FERC, Idaho Power may be required to implement additional measures or further modify or adjust operations to comply with Section 7 of the ESA. The issuance of a final biological opinion during 2018 is unlikely.

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

•
extreme weather events, wildfires, drought, and other natural phenomena and natural disasters could increase service interruptions, outages, maintenance costs, and the need for additional backup systems, and can affect the supply of, and demand for, electricity and natural gas, which may impact the price of those and other commodities;

•	changes in the amount and timing of snowpack and stream flows could affect hydroelectric generation;

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

National GHG Initiatives; Clean Power Plan: The EPA has been active in the regulation of GHGs. The EPA's endangerment finding in 2009 that GHGs threaten public health and welfare resulted in the enactment of a series of EPA regulations to address GHG emissions.

In May 2010, the EPA issued the “Tailoring Rule,” which set thresholds for GHG emissions that define when permits are required for new and existing industrial facilities. While the rule is complex, Idaho Power believes that its owned and co-owned fossil fuel-fired generation plants are, as of the date of this report, in compliance with the GHG Tailoring Rule.

In June 2014, the EPA released, under Section 111(d) of the CAA, a proposed rule for addressing GHG from existing fossil fuel-fired electric generating units (EGUs). The proposed rule was intended to achieve a 30 percent reduction in CO2 emissions from the power sector by 2030. On August 3, 2015, the EPA released the final rule under Section 111(d) of the CAA, referred to as the Clean Power Plan (CPP), which requires states to adopt plans to collectively reduce 2005 levels of power sector CO2 emissions by 32 percent by the year 2030. The final rule provides states until September 2018 to submit implementation plans, phasing in several compliance periods beginning in 2022 and achieving the final emissions goals by 2030. In October 2017, the EPA announced a proposal to repeal the CPP, and in December 2017 provided an advance notice of rulemaking, asking for public input in early 2018 on a rule to replace the CPP. The proposed replacement rule focuses on limiting pollution reduction measures to those measures that can be applied at the energy source.

Because the rule is premised on state implementation plans, the terms of which Idaho Power does not control, and due to the existing and potential changes in legislation, regulation, and government policy with respect to environmental matters as a result of the presidential administration's executive orders and the EPA's proposal to repeal and replace the CPP discussed above, as of the date of this report and in light of these executive actions, Idaho Power is uncertain whether and to what extent the replacement CPP may impact its operations in the near term.

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

In Oregon, legislation referred to as the Oregon Clean Electricity and Coal Transition Plan was enacted in March 2016, and requires certain Oregon utilities to remove coal-fired generation from their Oregon retail rates by 2030. Oregon utilities would be permitted to sell the output of coal-fired plants into the wholesale market or reallocate such plants to other states. To the extent Idaho Power is subject to the legislation, it plans to seek recovery, through the ratemaking process, of operating and capitalized costs related to its coal-fired generation assets and removal of any of those assets from Oregon rate base.

The State of Idaho has not passed legislation specifically regulating GHGs. Wyoming and Nevada similarly have not enacted legislation to regulate GHG emissions and do not have a reporting requirement, but they are members of the Climate Registry, a national, voluntary GHG emission reporting system. The Climate Registry is a collaboration aimed at developing and managing a common GHG emission reporting system across states, provinces, and tribes to track GHG emissions nationally. All states for which Idaho Power has traditional fuel generating plants (i.e. Idaho, Oregon, Wyoming, and Nevada) are members of the Climate Registry. Idaho Power is engaged in voluntary GHG emissions intensity reduction efforts, which is discussed in Part I, Item 1 - “Business - Utility Operations - Environmental Regulation and Costs."

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

In December 2009, the Wyoming Department of Environmental Quality (WDEQ) issued a RH BART permit to PacifiCorp as the operator of the Jim Bridger plant. As part of the WDEQ's long term strategy for regional haze, the permit required that PacifiCorp install SCR equipment for NOx control at Jim Bridger units 3 and 4 by December 31, 2015 and December 31, 2016, respectively, which has been completed, and submit an application by December 31, 2017 to install add-on NOx controls at Jim Bridger unit 2 by 2021 and unit 1 by 2022, which was submitted in December 2017. In November 2010, PacifiCorp and the

WDEQ signed a settlement agreement under which PacifiCorp agreed to the timing and nature of the controls. The settlement agreement was conditioned on the EPA ultimately approving those portions of the Wyoming regional haze SIP that are consistent with the terms of the settlement agreement. In January 2014, the EPA approved Wyoming's regional haze SIP as to the Jim Bridger plant, with the NOx control compliance dates set forth in the settlement agreement. Several interested parties have appealed the EPA's decisions on Wyoming's regional haze SIP on various grounds. Idaho Power has not appealed the EPA's decisions but has intervened in the proceedings to participate if and to the extent the Jim Bridger plant could be affected.

Clean Water Act Matters

Definition of “Waters of the United States” Under the CWA: On August 28, 2015, the EPA's and U.S. Army Corps of Engineers' final rule defining the phrase "waters of the United States" under the CWA became effective (WOTUS Rule). Idaho Power believes that the final rule potentially expanded federal jurisdiction under the CWA beyond traditional navigable waters, interstate waters, territorial seas, tributaries, and adjacent wetlands, to a number of other waters, including waters with a "significant nexus" to those traditional waters. The WOTUS Rule was widely challenged in both federal district and circuit courts. The State of Idaho, and several other parties, challenged the rule in North Dakota federal court. That court held that it had jurisdiction and enjoined the implementation of the WOTUS Rule. In February 2017, President Trump issued an executive order directing the EPA and the U.S. Army Corps of Engineers to rescind the WOTUS Rule. In July 2017, the EPA and the U.S. Army Corps of Engineers issued a notice of their intent to rescind and replace the definition of "waters of the United States" under the CWA, which Idaho Power expects would reduce the number of waters in Idaho Power's service area subject to the WOTUS Rule. In November 2017, the EPA issued a notice that it will delay the effectiveness of the WOTUS Rule until 2020 while the U.S. Army Corps of Engineers considers a replacement rule. On January 22, 2018, the U.S. Supreme Court issued a unanimous ruling that challenges to the WOTUS Rule must begin with the federal district courts, effectively negating a nationwide stay issued by the Sixth Circuit in 2016. However, because the State of Idaho remains a party to the federal court action in North Dakota, that court’s enjoinder remains in effect, meaning the WOTUS Rule currently does not apply to actions brought in Idaho.

Idaho Power has analyzed the WOTUS Rule and expects that, even if the WOTUS Rule is reinstated in Idaho, while it may cause Idaho Power to incur additional permitting, regulatory requirements, and other costs associated with the rule, the aggregate amount of increased costs is unlikely to have a material adverse effect on Idaho Power's operations or financial condition, in part due to the relatively arid climate of Idaho Power's service area. Similarly, because the CWA, as interpreted even prior to the WOTUS Rule, applies to most of Idaho Power's facilities, including its hydroelectric plants, Idaho Power does not expect this proposal to have a material benefit to Idaho Power's operations or financial condition.

CWA Matters Related to Hydroelectric Relicensing: Idaho Power is also addressing CWA issues associated with the relicensing of its HCC. See “Relicensing of Hydroelectric Projects” in this MD&A for additional information on the impact of the CWA on that relicensing effort.

Review of Federal Coal Leases

In January 2016, the Secretary of the U.S. Department of the Interior issued an order directing the BLM to prepare a Programmatic Environmental Impact Statement (PEIS) to analyze potential reforms to the federal coal lease program and placed a moratorium on new federal coal leasing, with limited exceptions, pending completion of the PEIS. In January 2017, the Secretary of the Department of the Interior ordered a cessation of all work on the PEIS and in March 2017 lifted the moratorium on new federal coal leases. As of the date of this report, Idaho Power believes that BCC has adequate reserves under existing leases to satisfy its coal delivery obligations to the Jim Bridger plant during the term of the existing coal supply contract through 2024, and that the Jim Bridger plant will otherwise have access to sufficient coal supplies for its operation for the foreseeable future. However, the lifting of the moratorium could increase the availability of coal resources and lower the cost of leases for coal resources, which could reduce the fuel cost for each of Idaho Power's co-owned coal-fired plants.

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

Accounting for Rate Regulation

Entities that meet specific conditions are required by GAAP to reflect the impact of regulatory decisions in their consolidated financial statements and to defer certain costs as regulatory assets until matching revenues can be recognized. Similarly, certain items may be deferred as regulatory liabilities. Idaho Power must satisfy three conditions to apply regulatory accounting: (1) an independent regulator must set rates; (2) the regulator must set the rates to cover specific costs of delivering service; and (3) the service area must lack competitive pressures to reduce rates below the rates set by the regulator.

Idaho Power has determined that it meets these conditions, and its financial statements reflect the effects of the different rate-making principles followed by the jurisdictions regulating Idaho Power. The primary effect of this policy is that Idaho Power had recorded approximately $1.1 billion of regulatory assets and $0.7 billion of regulatory liabilities at December 31, 2017. Idaho Power expects to recover these regulatory assets from customers through rates and refund these regulatory liabilities to customers through rates, but recovery or refund is subject to final review by the regulatory bodies. If future recovery or refund of these amounts ceases to be probable, or if Idaho Power determines that it no longer meets the criteria for applying regulatory accounting, or if accounting rules change to no longer provide for regulatory assets and liabilities, Idaho Power could be required to eliminate those regulatory assets or liabilities, which could have a material effect on Idaho Power’s financial condition or results of operations.

Refer to Note 3 - “Regulatory Matters” to the consolidated financial statements included in this report for additional information relating to regulatory matters.

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

The assumed discount rate is based on reviews of market yields on high-quality corporate debt. Specifically, IDACORP and Idaho Power determined the discount rate for each plan through the construction of hypothetical portfolios of bonds selected from high-quality corporate bonds available as of December 31, 2017, with maturities matching the projected cash outflows of the plans. Based on the results of this analysis, the discount rate used to calculate the 2018 pension expense will be decreased to 3.95 percent from the 4.45 percent used in 2017.

Rate-of-return projections for plan assets are based on historical risk/return relationships among asset classes. The primary measure is the historical risk premium each asset class has delivered versus the yield on the Moody's AA Corporate Bond Index. This historical risk premium is then added to the current yield on the Moody's AA Corporate Bond Index, and Idaho Power believes the result provides a reasonable prediction of future investment performance. Additional analysis is performed to measure the expected range of returns, as well as worst-case and best-case scenarios. Based on the current interest rate environment, current rate-of-return expectations are lower than the nominal returns generated over the past 20 years when interest rates were generally much higher. The long-term rate of return used to calculate the 2018 pension expense will be 7.5 percent, the same assumption as was used for 2017.

Gross net periodic pension and other postretirement benefit cost for these plans totaled $50.4 million, $51.8 million, and $51.4 million for the years ended December 31, 2017, 2016, and 2015, respectively, including amounts deferred as regulatory assets (see discussion below) and amounts allocated to capitalized labor. For 2018, gross pension and other postretirement benefit costs are expected to total approximately $48 million, which takes into account the change in the discount rate noted above.

Had different actuarial assumptions been used, pension expense could have varied significantly. The following table reflects the sensitivities associated with changes in the discount rate and rate-of-return on plan assets actuarial assumptions on historical and future pension and postretirement expense:

	Discount rate		Rate of return
	2018	2017	2018	2017
	(millions of dollars)
Effect of 0.5% rate increase on net periodic benefit cost	$(7.9)	$(7.2)	$(3.7)	$(3.2)
Effect of 0.5% rate decrease on net periodic benefit cost	8.8	7.9	3.6	3.2

Additionally, a 0.5 percent increase in the plans' discount rates would have resulted in a $84.7 million decrease in the combined benefit obligations of the plans as of December 31, 2017. A 0.5 percent decrease in the plans' discount rates would have resulted in an $95.7 million increase in the combined benefit obligations of the plans as of December 31, 2017.

The IPUC has authorized Idaho Power to account for its defined benefit pension plan expense on a cash basis, and to defer and account for accrued pension expense as a regulatory asset. The IPUC acknowledged that it is appropriate for Idaho Power to seek recovery in its revenue requirement of reasonable and prudently incurred pension expense based on actual cash contributions. In 2007, Idaho Power began deferring pension expense to a regulatory asset account to be matched with revenue when future pension contributions are recovered through rates. At December 31, 2017, a total of $127.7 million of expense was deferred as a regulatory asset. Approximately $20 million is expected to be deferred in 2018. Idaho Power recorded pension expense of approximately $19 million in 2017, 2016, and 2015.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IDACORP and Idaho Power are exposed to market risks, including changes in interest rates, changes in commodity prices, credit risk, and equity price risk. The following discussion summarizes these risks and the financial instruments, derivative instruments, and derivative commodity instruments sensitive to changes in interest rates, commodity prices, and equity prices that were held at December 31, 2017. IDACORP and Idaho Power have not entered into any of these market-risk-sensitive instruments for trading purposes.

Interest Rate Risk

IDACORP and Idaho Power manage interest expense and short- and long-term liquidity through a combination of fixed rate and variable rate debt. Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly-rated financial institutions may be used to achieve the desired combination.

Variable Rate Debt: As of December 31, 2017, IDACORP and Idaho Power had no net floating rate debt, as the carrying value of short-term investments exceeded the carrying value of outstanding variable-rate debt.

Fixed Rate Debt: As of December 31, 2017, both IDACORP and Idaho Power had $1.7 billion in fixed rate debt, with a fair market value of approximately $1.9 billion. These instruments are fixed rate and, therefore, do not expose the companies to a loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $260 million if market interest rates were to decline by one percentage point from their December 31, 2017, levels.

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

The use of performance assurance collateral in the form of cash, letters of credit, or guarantees is common industry practice. Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties. As of December 31, 2017, Idaho Power had posted $0.9 million performance assurance collateral related to these contracts. Should Idaho Power experience a reduction in its credit rating on Idaho Power’s unsecured debt to below investment grade, Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral. Counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions. Based upon Idaho Power’s energy and fuel portfolio and market conditions as of December 31, 2017, the amount of collateral that could be requested upon a downgrade to below investment grade was approximately $5 million. To minimize capital requirements, Idaho Power actively monitors the portfolio exposure and the potential exposure to additional requests for performance assurance collateral calls through sensitivity analysis.

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

IDACORP, Inc.
Consolidated Statements of Income

	Year Ended December 31,
	2017	2016	2015
	(thousands of dollars except for per share amounts)
Operating Revenues:
Electric utility:
General business	$1,205,976	$1,145,993	$1,151,038
Off-system sales	33,382	25,205	30,887
Other revenues	105,535	88,155	85,580
Total electric utility revenues	1,344,893	1,259,353	1,267,505
Other	4,593	2,667	2,784
Total operating revenues	1,349,486	1,262,020	1,270,289

Operating Expenses:
Electric utility:
Purchased power	248,950	245,764	226,470
Fuel expense	145,829	179,491	186,231
Power cost adjustment	52,024	(5,330)	16,766
Other operations and maintenance	349,725	351,893	342,146
Energy efficiency programs	39,241	33,754	30,532
Depreciation	162,091	143,661	138,110
Taxes other than income taxes	34,089	32,823	32,808
Total electric utility expenses	1,031,949	982,056	973,063
Other	13,186	8,188	15,129
Total operating expenses	1,045,135	990,244	988,192
Operating Income	304,351	271,776	282,097
Allowance for Equity Funds Used During Construction	20,784	22,031	21,785
Earnings of Unconsolidated Equity-Method Investments	11,374	12,871	11,128
Other Income, Net	9,085	9,874	7,159
Interest Expense:
Interest on long-term debt	81,198	81,956	83,056
Other interest	11,242	10,273	8,922
Allowance for borrowed funds used during construction	(8,694)	(10,194)	(10,044)
Total interest expense, net	83,746	82,035	81,934
Income Before Income Taxes	261,848	234,517	240,235
Income Tax Expense	48,660	36,429	45,760
Net Income	213,188	198,088	194,475
Adjustment for (income) loss attributable to noncontrolling interests	(769)	200	204
Net Income Attributable to IDACORP, Inc.	$212,419	$198,288	$194,679
Weighted Average Common Shares Outstanding - Basic (000’s)	50,361	50,298	50,220
Weighted Average Common Shares Outstanding - Diluted (000’s)	50,424	50,373	50,292
Earnings Per Share of Common Stock:
Earnings Attributable to IDACORP, Inc. - Basic	$4.22	$3.94	$3.88
Earnings Attributable to IDACORP, Inc. - Diluted	$4.21	$3.94	$3.87

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2017	2016	2015
	(thousands of dollars)

Net Income	$213,188	$198,088	$194,475
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $(1,555), $253, and $1,851	(5,990)	394	2,882
Total Comprehensive Income	207,198	198,482	197,357
Comprehensive (income) loss attributable to noncontrolling interests	(769)	200	204
Comprehensive Income Attributable to IDACORP, Inc.	$206,429	$198,682	$197,561

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Balance Sheets

	December 31,
	2017	2016
	(in thousands)
Assets

Current Assets:
Cash and cash equivalents	$76,649	$61,480
Receivables:
Customer (net of allowance of $2,013 and $968, respectively)	75,249	71,557
Other (net of allowance of $180 and $164, respectively)	30,438	15,280
Income taxes receivable	8,147	12,781
Accrued unbilled revenues	75,120	80,738
Materials and supplies (at average cost)	55,745	57,858
Fuel stock (at average cost)	56,638	53,698
Prepayments	16,984	18,389
Current regulatory assets	48,613	62,570
Other	18	5,961
Total current assets	443,601	440,312

Investments	115,698	125,164

Property, Plant and Equipment:
Utility plant in service	5,906,162	5,732,044
Accumulated provision for depreciation	(2,098,274)	(1,988,477)
Utility plant in service - net	3,807,888	3,743,567
Construction work in progress	452,424	405,069
Utility plant held for future use	8,075	7,441
Other property, net of accumulated depreciation	15,488	15,922
Property, plant and equipment - net	4,283,875	4,171,999

Other Assets:
Company-owned life insurance	59,323	57,553
Regulatory assets	1,083,483	1,409,329
Long-term receivables (net of allowance of $402)	4,307	23,482
Other	55,118	62,058
Total other assets	1,202,231	1,552,422

Total	$6,045,405	$6,289,897

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Balance Sheets

	December 31,
	2017	2016
	(in thousands)
Liabilities and Equity

Current Liabilities:
Current maturities of long-term debt	$—	$1,064
Notes payable	—	21,800
Accounts payable	90,277	106,194
Taxes accrued	11,075	11,348
Interest accrued	22,379	22,377
Accrued compensation	47,018	45,787
Current regulatory liabilities	1,404	9,944
Advances from customers	18,414	21,438
Other	10,182	9,763
Total current liabilities	200,749	249,715

Other Liabilities:
Deferred income taxes	660,940	1,244,250
Regulatory liabilities	698,044	436,845
Pension and other postretirement benefits	438,869	411,523
Other	44,566	45,084
Total other liabilities	1,842,419	2,137,702

Long-Term Debt	1,746,123	1,744,614

Commitments and Contingencies

Equity:
IDACORP, Inc. shareholders’ equity:
Common stock, no par value (120,000 shares authorized; shares issued 50,420)	857,207	851,833
Retained earnings	1,426,528	1,323,198
Accumulated other comprehensive loss	(30,964)	(20,882)
Treasury stock (28 and 23 shares at cost, respectively)	(1,386)	(243)
Total IDACORP, Inc. shareholders’ equity	2,251,385	2,153,906
Noncontrolling interests	4,729	3,960
Total equity	2,256,114	2,157,866

Total	$6,045,405	$6,289,897

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2017	2016	2015
	(thousands of dollars)
Operating Activities:
Net income	$213,188	$198,088	$194,475
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	165,933	147,294	142,581
Deferred income taxes and investment tax credits	33,245	35,732	38,645
Changes in regulatory assets and liabilities	57,131	(5,650)	13,699
Pension and postretirement benefit plan expense	28,911	29,581	30,207
Contributions to pension and postretirement benefit plans	(46,589)	(45,301)	(42,843)
Earnings of unconsolidated equity-method investments	(11,374)	(12,871)	(11,128)
Distributions from unconsolidated equity-method investments	24,975	25,641	12,458
Allowance for equity funds used during construction	(20,784)	(22,031)	(21,785)
Gain on sale of investments and assets	(131)	(103)	(97)
Other non-cash adjustments to net income, net	8,454	5,108	2,788
Change in:
Accounts receivable	4,005	(2,671)	4,740
Accounts payable and other accrued liabilities	(17,208)	13,300	2,440
Taxes accrued/receivable	4,361	662	818
Other current assets	2,814	(10,887)	(14,861)
Other current liabilities	1,017	(3,283)	403
Other assets	(8,835)	(3,897)	3,021
Other liabilities	(1,093)	(1,006)	(2,367)
Net cash provided by operating activities	438,020	347,706	353,194
Investing Activities:
Additions to property, plant and equipment	(285,488)	(296,950)	(294,021)
Payments received from transmission project joint funding partners	6,074	7,586	11,377
Purchase of available-for-sale securities	(11,356)	(14,917)	(14,106)
Proceeds from sale of available-for-sale securities	4,989	15,693	34,243
Purchase of life insurance investment	—	(10,000)	(30,000)
Other	2,481	1,144	801
Net cash used in investing activities	(283,300)	(297,444)	(291,706)
Financing Activities:
Issuance of long-term debt	—	120,000	250,000
Retirement of long-term debt	(1,064)	(101,064)	(121,064)
Dividends on common stock	(113,127)	(104,984)	(96,810)
Net change in short-term borrowings	(21,800)	1,800	(11,300)
Acquisition of treasury stock	(3,212)	(3,329)	(3,277)
Make-whole premium on retirement of long-term debt	—	(13,895)	(17,872)
Other	(348)	(2,112)	(3,171)
Net cash used in financing activities	(139,551)	(103,584)	(3,494)
Net increase (decrease) in cash and cash equivalents	15,169	(53,322)	57,994
Cash and cash equivalents at beginning of the year	61,480	114,802	56,808
Cash and cash equivalents at end of the year	$76,649	$61,480	$114,802
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Income taxes	$14,742	$3,302	$8,857
Interest (net of amount capitalized)	$80,004	$78,334	$79,442
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$33,220	$34,603	$23,840

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Statements of Equity

	Year Ended December 31,
	2017	2016	2015
	(thousands of dollars)
Common Stock:
Balance at beginning of year	$851,833	$849,112	$845,402
Cumulative effect of change in accounting principle	—	234	—
Share-based compensation expense and other	5,374	2,487	3,710
Balance at end of year	857,207	851,833	849,112

Retained Earnings:
Balance at beginning of year	1,323,198	1,230,105	1,132,237
Cumulative effect of change in accounting principle	4,092	(234)	—
Net income attributable to IDACORP, Inc.	212,419	198,288	194,679
Common stock dividends ($2.24, $2.08, and $1.92 per share, respectively)	(113,181)	(104,961)	(96,811)
Balance at end of year	1,426,528	1,323,198	1,230,105

Accumulated Other Comprehensive (Loss) Income:
Balance at beginning of year	(20,882)	(21,276)	(24,158)
Cumulative effect of change in accounting principle	(4,092)	—	—
Unfunded pension liability adjustment (net of tax)	(5,990)	394	2,882
Balance at end of year	(30,964)	(20,882)	(21,276)

Treasury Stock:
Balance at beginning of year	(243)	(57)	(280)
Issued	2,069	3,143	3,500
Acquired	(3,212)	(3,329)	(3,277)
Balance at end of year	(1,386)	(243)	(57)

Total IDACORP, Inc. shareholders’ equity at end of year	2,251,385	2,153,906	2,057,884

Noncontrolling Interests:
Balance at beginning of year	3,960	4,160	4,364
Net income (loss) attributable to noncontrolling interests	769	(200)	(204)
Balance at end of year	4,729	3,960	4,160

Total equity at end of year	$2,256,114	$2,157,866	$2,062,044

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Statements of Income

	Year Ended December 31,
	2017	2016	2015
	(thousands of dollars)
Operating Revenues:
General business	$1,205,976	$1,145,993	$1,151,038
Off-system sales	33,382	25,205	30,887
Other revenues	105,535	88,155	85,580
Total operating revenues	1,344,893	1,259,353	1,267,505

Operating Expenses:
Operation:
Purchased power	248,950	245,764	226,470
Fuel expense	145,829	179,491	186,231
Power cost adjustment	52,024	(5,330)	16,766
Other operations and maintenance	349,725	351,893	342,146
Energy efficiency programs	39,241	33,754	30,532
Depreciation	162,091	143,661	138,110
Taxes other than income taxes	34,089	32,823	32,808
Total operating expenses	1,031,949	982,056	973,063

Income from Operations	312,944	277,297	294,442

Other Income (Expense):
Allowance for equity funds used during construction	20,784	22,031	21,785
Earnings of unconsolidated equity-method investments	9,267	10,855	9,773
Other expense, net	(1,726)	(1,944)	(5,071)
Total other income	28,325	30,942	26,487

Interest Charges:
Interest on long-term debt	81,198	81,956	83,056
Other interest	11,156	10,050	8,706
Allowance for borrowed funds used during construction	(8,694)	(10,194)	(10,044)
Total interest charges	83,660	81,812	81,718

Income Before Income Taxes	257,609	226,427	239,211

Income Tax Expense	51,262	37,185	48,228

Net Income	$206,347	$189,242	$190,983

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2017	2016	2015
	(thousands of dollars)

Net Income	$206,347	$189,242	$190,983
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $(1,555), $253, and $1,851	(5,990)	394	2,882
Total Comprehensive Income	$200,357	$189,636	$193,865

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Balance Sheets

	December 31,
	2017	2016
	(in thousands)
Assets

Electric Plant:
In service (at original cost)	$5,906,162	$5,732,044
Accumulated provision for depreciation	(2,098,274)	(1,988,477)
In service - net	3,807,888	3,743,567
Construction work in progress	452,424	405,069
Held for future use	8,075	7,441
Electric plant - net	4,268,387	4,156,077

Investments and Other Property	99,904	107,379

Current Assets:
Cash and cash equivalents	44,646	44,140
Receivables:
Customer (net of allowance of $2,013 and $968, respectively)	75,249	71,557
Other (net of allowance of $180 and $164, respectively)	30,274	7,555
Income taxes receivable	26,492	23,334
Accrued unbilled revenues	75,120	80,738
Materials and supplies (at average cost)	55,745	57,858
Fuel stock (at average cost)	56,638	53,698
Prepayments	16,866	18,270
Current regulatory assets	48,613	62,570
Other	18	5,962
Total current assets	429,661	425,682

Deferred Debits:
Company-owned life insurance	59,323	57,553
Regulatory assets	1,083,483	1,409,329
Long-term receivables	503	19,677
Other	54,174	61,047
Total deferred debits	1,197,483	1,547,606

Total	$5,995,435	$6,236,744

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Balance Sheets

	December 31,
	2017	2016
	(in thousands)
Capitalization and Liabilities

Capitalization:
Common stock equity:
Common stock, $2.50 par value (50,000 shares authorized; 39,151 shares outstanding)	$97,877	$97,877
Premium on capital stock	712,258	712,258
Capital stock expense	(2,097)	(2,097)
Retained earnings	1,308,702	1,211,547
Accumulated other comprehensive loss	(30,964)	(20,882)
Total common stock equity	2,085,776	1,998,703
Long-term debt	1,746,123	1,744,614
Total capitalization	3,831,899	3,743,317

Current Liabilities:
Current maturities of long-term debt	—	1,064
Notes payable	—	21,800
Accounts payable	89,978	105,846
Accounts payable to affiliates	57,562	1,056
Taxes accrued	10,904	11,348
Interest accrued	22,379	22,377
Accrued compensation	46,832	45,622
Current regulatory liabilities	1,404	9,944
Advances from customers	18,414	21,438
Other	9,556	9,103
Total current liabilities	257,029	249,598

Deferred Credits:
Deferred income taxes	725,942	1,351,415
Regulatory liabilities	698,044	436,845
Pension and other postretirement benefits	438,869	411,523
Other	43,652	44,046
Total deferred credits	1,906,507	2,243,829

Commitments and Contingencies

Total	$5,995,435	$6,236,744

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2017	2016	2015
	(thousands of dollars)
Operating Activities:
Net income	$206,347	$189,242	$190,983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	165,337	146,694	141,972
Deferred income taxes and investment tax credits	(10,875)	25,780	25,702
Changes in regulatory assets and liabilities	57,131	(5,651)	13,699
Pension and postretirement benefit plan expense	28,894	29,597	30,185
Contributions to pension and postretirement benefit plans	(46,573)	(45,317)	(42,821)
Earnings of unconsolidated equity-method investments	(9,267)	(10,855)	(9,773)
Distributions from unconsolidated equity-method investments	23,000	23,716	10,833
Allowance for equity funds used during construction	(20,784)	(22,031)	(21,785)
Gain on sale of investments and assets	(131)	(103)	(97)
Other non-cash adjustments to net income, net	1,069	(454)	(687)
Change in:
Accounts receivable	(2,321)	3,590	1,998
Accounts payable	38,111	13,308	2,646
Taxes accrued/receivable	(3,601)	(17,299)	17,179
Other current assets	2,812	(10,902)	(14,849)
Other current liabilities	996	(3,322)	443
Other assets	(8,835)	(3,897)	3,021
Other liabilities	(967)	(829)	(2,222)
Net cash provided by operating activities	420,343	311,267	346,427
Investing Activities:
Additions to utility plant	(285,471)	(296,948)	(293,968)
Payments received from transmission project joint funding partners	6,074	7,586	11,377
Purchase of available-for-sale securities	(11,356)	(14,917)	(14,106)
Proceeds from the sale of available-for-sale securities	4,989	15,693	34,243
Purchase of life insurance investment	—	(10,000)	(30,000)
Other	2,316	1,000	706
Net cash used in investing activities	(283,448)	(297,586)	(291,748)
Financing Activities:
Issuance of long-term debt	—	120,000	250,000
Retirement of long-term debt	(1,064)	(101,064)	(121,064)
Dividends on common stock	(113,284)	(105,121)	(96,907)
Net change in short term borrowings	(21,800)	21,800	—
Make-whole premium on retirement of long-term debt	—	(13,895)	(17,872)
Other	(241)	(2,017)	(4,775)
Net cash (used in) provided by financing activities	(136,389)	(80,297)	9,382
Net increase (decrease) in cash and cash equivalents	506	(66,616)	64,061
Cash and cash equivalents at beginning of the year	44,140	110,756	46,695
Cash and cash equivalents at end of the year	$44,646	$44,140	$110,756
Supplemental Disclosure of Cash Flow Information:
Cash paid to IDACORP related to income taxes	$12,444	$29,341	$7,487
Cash paid for interest (net of amount capitalized)	$79,918	$78,111	$79,226
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$33,220	$34,603	$23,840

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Statements of Retained Earnings

	Year Ended December 31,
	2017	2016	2015
	(thousands of dollars)

Retained Earnings, Beginning of Year	$1,211,547	$1,127,426	$1,033,350
Net Income	206,347	189,242	190,983
Dividends on Common Stock	(113,284)	(105,121)	(96,907)
Cumulative Effect of Change in Accounting Principle	4,092	—	—
Retained Earnings, End of Year	$1,308,702	$1,211,547	$1,127,426

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

IDACORP’s other significant wholly-owned subsidiaries include IDACORP Financial Services, Inc. (IFS), an investor in affordable housing and other real estate investments, and Ida-West Energy Company (Ida-West), an operator of small hydroelectric generation projects that satisfy the requirements of the Public Utility Regulatory Policies Act of 1978 (PURPA).

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

IDACORP also consolidates one variable interest entity (VIE), Marysville Hydro Partners (Marysville), which is a joint venture owned 50 percent by Ida-West and 50 percent by Environmental Energy Company (EEC). At December 31, 2017, Marysville had approximately $18 million of assets, primarily a hydroelectric plant, and approximately $9 million of intercompany long-term debt, which is eliminated in consolidation. EEC has borrowed amounts from Ida-West to fund a portion of its required capital contributions to Marysville. The loans are payable from EEC’s share of distributions from Marysville and are secured by the stock of EEC and EEC’s interest in Marysville. Ida-West is identified as the primary beneficiary because the combination of its ownership interest in the joint venture with the intercompany note and the EEC note result in Ida-West's ability to control the activities of the joint venture. Creditors of Marysville have no recourse to the general credit of IDACORP and there are no other arrangements that could require IDACORP to provide financial support to Marysville or expose IDACORP to losses.

The BCC joint venture is also a VIE, but because the power to direct the activities that most significantly impact the economic performance of BCC is shared with the joint venture partner, Idaho Power is not the primary beneficiary. The carrying value of BCC was $68.6 million at December 31, 2017, and Idaho Power's maximum exposure to loss is the carrying value, any additional future contributions to BCC, and a $56.7 million guarantee for mine reclamation costs, which is discussed further in Note 9 - "Commitments."

IFS's affordable housing limited partnership and other real estate investments are also VIEs for which IDACORP is not the primary beneficiary. IFS's limited partnership interests range from 2 to 99 percent and were acquired between 1996 and 2010. As a limited partner, IFS does not control these entities and they are not consolidated. IFS’s maximum exposure to loss in these developments is limited to its net carrying value, which was $5.5 million at December 31, 2017.

Ida-West's other investments in PURPA facilities, BCC, and IFS's investments are accounted for under the equity method of accounting (see Note 14 - "Investments").

Except for amounts related to sales of electricity by Ida-West's PURPA projects to Idaho Power, all intercompany transactions and balances have been eliminated in consolidation.

The accompanying consolidated financial statements include Idaho Power's proportionate share of utility plant and related operations resulting from its interests in jointly owned plants (see Note 12 - "Property, Plant and Equipment").

Regulation of Utility Operations

As a regulated utility, many of Idaho Power's fundamental business decisions are subject to the approval of governmental agencies, including the prices that Idaho Power is authorized to charge for its electric service. These approvals are a critical factor in determining IDACORP's and Idaho Power's results of operations and financial condition.

IDACORP’s and Idaho Power’s financial statements reflect the effects of the different ratemaking principles followed by the jurisdictions regulating Idaho Power. The application of accounting principles related to regulated operations sometimes results in Idaho Power recording expenses and revenues in a different period than when an unregulated enterprise would record such expenses and revenues. In these instances, the amounts are deferred or accrued as regulatory assets or regulatory liabilities on the balance sheet and recorded on the income statement when recovered or returned in rates. Additionally, regulators can impose regulatory liabilities upon a regulated company for amounts previously collected from customers that are expected to be refunded. The effects of applying these regulatory accounting principles to Idaho Power’s operations are discussed in more detail in Note 3 - "Regulatory Matters."

Management Estimates

Management makes estimates and assumptions when preparing financial statements in conformity with generally accepted accounting principles. These estimates and assumptions include those related to rate regulation, retirement benefits, contingencies, asset impairment, income taxes, unbilled revenues, and bad debt. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates involve judgments with respect to, among other things, future economic factors that are difficult to predict and are beyond management’s control. Accordingly, actual results could differ from those estimates.

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

There were no impaired receivables without related allowances at December 31, 2017 and 2016. Once a receivable is determined to be impaired, any further interest income recognized is fully reserved.

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

Revenues

Operating revenues related to Idaho Power’s sale of energy are recorded when service is rendered or energy is delivered to customers. Idaho Power accrues estimated unbilled revenues for electric services delivered to customers but not yet billed at year-end. Idaho Power does not report any collections of franchise fees and similar taxes related to energy consumption on the income statement. In addition, regulatory mechanisms in place in Idaho and Oregon affect the reported amount of revenue. See Note 3 - "Regulatory Matters" for additional discussion of certain of the following mechanisms:

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

All utility plant in service is depreciated using the straight-line method at rates approved by regulatory authorities. Annual depreciation provisions as a percent of average depreciable utility plant in service approximated 2.9 percent in 2017, 2.6 percent in 2016, and 2.7 percent in 2015.

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

Long-lived assets are periodically reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the undiscounted expected future cash flows from an asset is less than the carrying value of the asset, impairment is recognized in the financial statements. There were no material impairments of long-lived assets in 2017, 2016, or 2015.

Allowance for Funds Used During Construction

AFUDC represents the cost of financing construction projects with borrowed funds and equity funds. With one exception, as discussed above for the HCC relicensing project, cash is not realized currently from such allowance; it is realized under the ratemaking process over the service life of the related property through increased revenues resulting from a higher rate base and higher depreciation expense. The component of AFUDC attributable to borrowed funds is included as a reduction to total interest expense. Idaho Power’s weighted-average monthly AFUDC rate was 7.6 percent for 2017, 2016 and 2015.

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

Income taxes are discussed in more detail in Note 2 - "Income Taxes."

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

Reclassifications

In these consolidated financial statements, certain amounts in prior periods’ consolidated financial statements have been reclassified to conform with current period presentation. On both IDACORP's and Idaho Power's 2016 consolidated balance sheets, the $9.5 million of American Falls and Milner water rights which had previously been reported separately was reclassified to "Other" within Other Assets and Deferred Debits, respectively. Also, on Idaho Power's 2016 consolidated balance sheet, $19.7 million was reclassified from "Other" in other assets to the newly created "Long-term receivables" within Deferred Debits.

New and Recently Adopted Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits a reclassification from Accumulated Other Comprehensive Income (AOCI) to retained earnings for the stranded tax effects resulting from the decrease in corporate tax rate from the enactment in December 2017 of a tax reform act, generally referred to as the “Tax Cuts and Jobs Act.” For more information on other impacts of the Tax Cuts and Jobs Act, see Note 2 - "Income Taxes." As permitted by the FASB, IDACORP and Idaho Power elected to early adopt the provisions of the new standard at December 31, 2017, resulting in a $4.1 million cumulative effect adjustment for a change in accounting principle to both AOCI and retained earnings. The amount relates to stranded tax effects in AOCI resulting from the Tax Cuts and Jobs Act related to annual valuation adjustments for two nonqualified defined benefit pension plans.

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is intended to enable users of financial statements to better understand and consistently analyze an entity's revenue across industries, transactions, and geographies. Under the ASU, recognition of revenue occurs when a customer obtains control of promised goods or services. In addition, the ASU requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB amended certain aspects of ASU 2014-09 to clarify the implementation guidance, including clarifications related to principal versus agent considerations, licensing and identifying performance obligations, narrow scope improvements, and practical expedients. The companies have assessed the impacts of ASU 2014-09 on their financial statements and have concluded the new guidance will not affect the timing and amount of revenue recognized. However, the presentation and disclosure requirements of the standard will result in a change in the presentation of revenue on the companies' consolidated statements of income as well as expanded disclosures around the disaggregation of revenue, performance obligations, and transaction price. The guidance in ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2017. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years (full retrospective approach) and the other requiring prospective application of the new standard including a cumulative-effect adjustment with disclosure of results under previous standards (modified-retrospective approach). IDACORP and Idaho Power will adopt ASU 2014-09 on January 1, 2018, using the modified-retrospective approach. As the standard does not change the timing and amount of revenue recognized for the companies, no cumulative-effect adjustment is required.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which revises the accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods. IDACORP and Idaho Power concluded the adoption will not have a material impact on their financial statements.

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

In March 2017, the FASB issued ASU 2017-07, Compensation -- Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires employers to disaggregate the service cost component from other components of net periodic benefit costs and to disclose the amounts of net periodic benefit costs that are included in each income statement line item. The standard requires employers to present the service cost component in the same line item as other compensation costs and to present the other components of net periodic benefit costs (which include interest costs, expected return on plan assets, amortization of prior service cost or credits and actuarial gains and losses) separately and outside a subtotal of operating income. In addition, only the service cost component is eligible for capitalization. Idaho Power currently capitalizes amounts of pension or postretirement costs that are insignificant to the consolidated financial statements. The amendments in ASU 2017-07 are effective for interim and annual reporting periods beginning after December 15, 2017. Entities must use (1) a retrospective transition method to adopt the requirement for separate presentation in the income statement of service costs and other components and (2) a prospective transition method to adopt the requirement to limit the capitalization of benefit costs to the service cost component. While ASU 2017-07 will result in changes to the classification of the other components of net periodic benefit costs on the consolidated statements of income of IDACORP and Idaho Power, the new standard will not materially affect the consolidated financial statements of the companies.

2.  INCOME TAXES

A reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

	IDACORP			Idaho Power
	2017	2016	2015	2017	2016	2015
	(thousands of dollars)
Federal income tax expense at 35% statutory rate	$91,378	$82,151	$84,154	$90,163	$79,250	$83,724
Change in taxes resulting from:
AFUDC	(10,318)	(11,278)	(11,140)	(10,318)	(11,278)	(11,140)
Capitalized interest	1,513	2,000	2,693	1,513	2,000	2,693
Investment tax credits	(3,081)	(2,922)	(2,963)	(3,081)	(2,922)	(2,963)
Removal costs	(6,280)	(5,559)	(4,807)	(6,280)	(5,559)	(4,807)
Capitalized overhead costs	(11,200)	(10,500)	(8,750)	(11,200)	(10,500)	(8,750)
Capitalized repair costs	(28,700)	(28,000)	(28,700)	(28,700)	(28,000)	(28,700)
Bond redemption costs	—	(4,997)	(6,459)	—	(4,997)	(6,459)
Remeasurement of deferred taxes	1,690	—	—	1,970	—	—
State income taxes, net of federal benefit	8,153	5,071	7,343	8,108	4,880	7,503
Depreciation	18,953	18,673	17,149	18,953	18,673	17,149
Share-based compensation	(1,508)	(1,614)	—	(1,483)	(1,583)	—
Affordable housing tax credits	(2,559)	(2,579)	(3,258)	—	—	—
Affordable housing investment distributions	(1,124)	(1,717)	—	—	—	—
Affordable housing investment amortization	1,271	1,380	1,519	—	—	—
Other, net	(9,528)	(3,680)	(1,021)	(8,383)	(2,779)	(22)
Total income tax expense	$48,660	$36,429	$45,760	$51,262	$37,185	$48,228
Effective tax rate	18.6%	15.5%	19.0%	19.9%	16.4%	20.2%

The items comprising income tax expense are as follows:

	IDACORP			Idaho Power
	2017	2016	2015	2017	2016	2015
	(thousands of dollars)
Income taxes current:
Federal	$11,726	$1,181	$4,831	$51,575	$7,639	$16,470
State	5,418	2,158	2,704	10,562	3,766	6,056
Total	17,144	3,339	7,535	62,137	11,405	22,526
Income taxes deferred:
Federal	24,018	33,205	34,770	(13,002)	27,506	27,696
State	(154)	100	626	(5,298)	(2,031)	(2,486)
Total	23,864	33,305	35,396	(18,300)	25,475	25,210
Investment tax credits:
Deferred	10,506	3,227	3,455	10,506	3,227	3,455
Restored	(3,081)	(2,922)	(2,963)	(3,081)	(2,922)	(2,963)
Total	7,425	305	492	7,425	305	492
Affordable housing investments	227	(520)	2,337	—	—	—
Total income tax expense	$48,660	$36,429	$45,760	$51,262	$37,185	$48,228

The components of the net deferred tax liability are as follows:

	IDACORP		Idaho Power
	2017	2016	2017	2016
	(thousands of dollars)
Deferred tax assets:
Regulatory liabilities	$98,744	$51,326	$98,744	$51,326
Deferred compensation	21,066	29,490	21,025	29,424
Deferred revenue	31,086	40,354	31,086	40,354
Tax credits	109,673	142,627	44,106	33,589
Partnership investments	3,540	6,543	—	—
Retirement benefits	94,493	132,362	94,493	132,362
Other	8,636	11,401	8,435	11,069
Total	367,238	414,103	297,889	298,124
Deferred tax liabilities:
Property, plant and equipment	306,002	500,987	306,002	500,987
Regulatory assets	584,329	948,540	584,329	948,540
Power cost adjustments	—	21,077	—	21,077
Fixed cost adjustment	8,016	17,376	8,016	17,376
Partnership investments	5,182	12,371	980	5,554
Retirement benefits	103,407	140,083	103,407	140,083
Other	21,242	17,919	21,097	15,922
Total	1,028,178	1,658,353	1,023,831	1,649,539
Net deferred tax liabilities	$660,940	$1,244,250	$725,942	$1,351,415

IDACORP's tax allocation agreement provides that each member of its consolidated group compute its income taxes on a separate company basis. Amounts payable or refundable are settled through IDACORP and are reported as taxes accrued or income taxes receivable, respectively, on the consolidated balance sheets of Idaho Power. See Note 1 - "Summary of Significant Accounting Policies" for further discussion of accounting policies related to income taxes.

Tax Credit Carryforwards

As of December 31, 2017, IDACORP had $72.0 million of general business credit carryforwards for federal income tax purposes and $37.7 million of Idaho investment tax credit carryforward. The general business credit carryforward period expires from 2026 to 2037, and the Idaho investment tax credit expires from 2022 to 2031.

Uncertain Tax Positions

IDACORP and Idaho Power believe that they have no material income tax uncertainties for 2017 and prior tax years. Both companies recognize interest accrued related to unrecognized tax benefits as interest expense and penalties as other expense.

IDACORP and Idaho Power are subject to examination by their major tax jurisdictions - U.S. federal and the State of Idaho. The open tax years for examination are 2017 for federal and 2013-2017 for Idaho. In May 2009, IDACORP formally entered the U.S. Internal Revenue Service (IRS) Compliance Assurance Process (CAP) program for its 2009 tax year and has remained in the CAP program for all subsequent years. The CAP program provides for IRS examination and issue resolution throughout the current year with the objective of return filings containing no contested items. In 2017, the IRS completed its examination of IDACORP's 2016 tax year with no unresolved income tax issues.

Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law, which significantly reforms the Internal Revenue Code of 1986, as amended. Effective January 1, 2018, the Tax Cuts and Jobs Act permanently lowers the corporate tax rate to 21 percent from the existing maximum rate of 35 percent, provides for expanded bonus depreciation, limits the deductibility of interest expense, eliminates alternative minimum tax, repeals the manufacturing deduction, and imposes additional limitations on the deductibility of executive compensation. Public utility companies, such as Idaho Power, retain the full deductibility of interest expense and are excluded from the bonus depreciation provisions; however, traditional accelerated tax depreciation methods are still available.

Due to the enactment of the Tax Cuts and Jobs Act and following generally accepted accounting principles, at December 31, 2017, IDACORP and Idaho Power remeasured all deferred income tax assets and liabilities. The effects of these adjustments resulted in a net tax expense as shown in the rate reconciliation table above. Additionally, as shown in the deferred income tax table above, the net deferred tax liabilities at both companies decreased significantly. Idaho Power's regulatory asset deferred income tax liability item decreased as the related regulatory asset was reduced in two primary ways: 1) the decrease in the federal income tax rate decreased the future cost to customers for funding the net deferred income tax liabilities resulting from the cumulative impacts of using the flow-through income tax accounting method for regulatory purposes and 2) the decrease in the federal income tax rate also reduced the net-to-gross multiplier that increases the regulatory asset to a revenue requirement carrying value. The change in income tax law also reduced the deferred income tax liability for depreciation-related timing differences under the normalized tax accounting method. As this reduction will flow back to customers in the future under the statutorily prescribed average rate assumption method, it was recorded as a regulatory liability on the consolidated balance sheets of the companies. See Note 3 - "Regulatory Matters" for more information.

The 2017 consolidated financial statements reflect the implementation of federal income tax reform as enacted and current regulatory policies. Additional adjustments may be required in future periods based upon technical corrections to the federal law, changes to state income tax policies, additional technical guidance from tax authorities, or orders from Idaho Power's regulators.

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

The following table presents a summary of Idaho Power’s regulatory assets and liabilities (in thousands of dollars):

		As of December 31, 2017
	Remaining Amortization Period	Earning a Return(1)	Not Earning a Return	Total as of December 31,
Description				2017	2016
Regulatory Assets:
Income taxes (2)		$—	$584,329	$584,329	$948,540
Unfunded postretirement benefits(3)		—	280,166	280,166	263,779
Pension expense deferrals		104,688	23,033	127,721	105,352
Energy efficiency program costs(4)		6,273	—	6,273	5,552
Power supply costs(5)	2018-2019	3,137	—	3,137	53,870
Fixed cost adjustment(5)	2018-2019	30,856	—	30,856	44,445
Valmy Plant settlement stipulation(5)	2018-2028	43,351	1,282	44,633	—
Asset retirement obligations(6)		—	15,767	15,767	14,154
Long-term service agreement	2018-2043	16,778	11,129	27,907	29,081
Other	2018-2055	5,687	5,620	11,307	7,126
Total		$210,770	$921,326	$1,132,096	$1,471,899
Regulatory Liabilities:
Income taxes(7)		$—	$98,744	$98,744	$51,326
Depreciation-related excess deferred income taxes(8)		193,991	—	193,991	—
Removal costs(6)		—	184,993	184,993	186,609
Investment tax credits		—	87,385	87,385	79,960
Deferred revenue-AFUDC(9)		82,440	37,226	119,666	103,219
Energy efficiency program costs(4)		408	—	408	10,730
Power supply costs(5)	2018-2019	5,443	—	5,443	—
Mark-to-market assets(10)		—	22	22	7,831
Other		5,805	2,991	8,796	7,114
Total		$288,087	$411,361	$699,448	$446,789

(1) Earning a return includes either interest or a return on the investment as a component of rate base at the allowed rate of return.
(2) Represents flow-through income tax accounting differences which have a corresponding deferred tax liability disclosed in Note 2 - "Income Taxes." The Tax Cuts and Jobs Act, enacted on December 22, 2017, reduced the deferred income tax assets and liabilities. For timing differences under the flow-through income tax accounting method, this reduction also reduces the associated regulatory assets generally recoverable over the remaining lives of the associated depreciable property.
(3) Represents the unfunded obligation of Idaho Power’s pension and postretirement benefit plans, which are discussed in Note 11 - "Benefit Plans."
(4) The energy efficiency asset represents the Oregon jurisdiction balance and the liability represents the Idaho jurisdiction balance.
(5) This item is discussed in more detail in this Note 3 - "Regulatory Matters."
(6) Asset retirement obligations and removal costs are discussed in Note 13 - "Asset Retirement Obligations."
(7) Represents the tax gross-up related to the depreciation-related excess deferred income taxes and investment tax credits included in this table and has a corresponding deferred tax asset disclosed in Note 2 - "Income Taxes."
(8) The Tax Cuts and Jobs Act, enacted on December 22, 2017, reduced the deferred income tax assets and liabilities. For depreciation-related timing differences under the normalized tax accounting method, this reduction will flow back to customers under the statutorily prescribed average rate assumption method.
(9) Idaho Power is collecting revenue in the Idaho jurisdiction for AFUDC on HCC relicensing costs but is deferring revenue recognition of the amounts collected until the license is issued and the asset is placed in service under the new license.
(10) Mark-to-market assets and liabilities are discussed in Note 16 - "Fair Value Measurements."

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

The table below summarizes the three most recent PCA rate adjustments, all of which also include non-PCA-related rate adjustments as ordered by the IPUC:

Effective Date	$ Change (millions)	Notes
June 1, 2017	$10.6	The net increase in PCA rates included an offsetting $13.0 million reduction for the refund of previously collected Idaho energy efficiency rider funds.
June 1, 2016	$17.3
The net increase in PCA rates included the application of (a) a customer rate credit of $3.2 million for sharing of revenues with customers for the year 2015 under the terms of the October 2014 settlement stipulation, and (b) $4.0 million of surplus Idaho energy efficiency rider funds.

June 1, 2015	$(11.6)
The net decrease in PCA rates included the application of (a) a customer rate credit of $8.0 million for sharing of revenues with customers for the year 2014 under the terms of the December 2011 settlement stipulation, (b) a $1.5 million customer benefit relating to a change to the PCA methodology in 2015, and (c) $4.0 million of surplus Idaho energy efficiency rider funds.

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

Oregon Jurisdiction Power Cost Adjustment Mechanism: Idaho Power’s power cost recovery mechanism in Oregon has two components: an annual power cost update (APCU) and a power cost adjustment mechanism (PCAM). The APCU allows Idaho Power to reestablish its Oregon base net power supply costs annually, separate from a general rate case, and to forecast net power supply costs for the upcoming water year. The PCAM is a true-up filed annually in February. The filing calculates the deviation between actual net power supply expenses incurred for the preceding calendar year and the net power supply expenses recovered through the APCU for the same period. Under the PCAM, Idaho Power is subject to a portion of the business risk or benefit associated with this deviation through application of an asymmetrical deadband (or range of deviations) within which Idaho Power absorbs cost increases or decreases. For deviations in actual power supply costs outside of the deadband, the PCAM provides for 90/10 sharing of costs and benefits between customers and Idaho Power. However, collection by Idaho Power will occur only to the extent that Idaho Power’s actual Oregon-jurisdictional return on equity (Oregon ROE) for the year is at least 100 basis points below Idaho Power’s last authorized Oregon ROE. A refund to customers will occur only to the extent that Idaho Power’s actual Oregon ROE for that year is at least 100 basis points above Idaho

Power’s last authorized Oregon ROE. Oregon jurisdiction power supply cost changes under the APCU and PCAM during each of 2017, 2016, and 2015 are summarized in the table that follows:

Year and Mechanism	APCU or PCAM Adjustment
2017 PCAM	Actual net power supply costs were within the deadband, resulting in no deferral.
2017 APCU	A rate increase of $0.7 million annually took effect June 1, 2017.
2016 PCAM	Actual net power supply costs were within the deadband, resulting in no deferral.
2016 APCU	A rate increase of $0.2 million annually took effect June 1, 2016.
2015 PCAM	Actual net power supply costs were within the deadband, resulting in no deferral.
2015 APCU	A rate decrease of $0.7 million annually took effect June 1, 2015.

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

October 2014 Idaho Settlement Stipulation: In October 2014, the IPUC issued an order approving an extension, with modifications, of the terms of a December 2011 Idaho settlement stipulation for the period from 2015 through 2019, or until the terms are otherwise modified or terminated by order of the IPUC or the full $45 million of additional accumulated deferred investment tax credits (ADITC) contemplated by the settlement stipulation has been amortized. The provisions of the October 2014 settlement stipulation are as follows:

•
If Idaho Power's actual annual Idaho-jurisdiction return on year-end equity (Idaho ROE) in any year is less than 9.5 percent, then Idaho Power may amortize up to $25 million of additional ADITC to help achieve a 9.5 percent Idaho ROE for that year, and may amortize up to a total of $45 million of additional ADITC over the 2015 through 2019 period.

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

In 2015, Idaho Power recorded a $3.2 million provision against current revenue for sharing with customers, as its Idaho ROE for 2015 was above 10.0 percent. In both 2016 and 2017, Idaho Power recorded no additional ADITC amortization and no provision for sharing with customers, as its Idaho ROE in both years was between 9.5 percent and 10.0 percent. Accordingly, at December 31, 2017, the full $45 million of additional ADITC remains available for future use under the terms of the settlement stipulation.

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

The following table summarizes FCA amounts approved for collection in the prior three FCA years:

FCA Year	Period Rates in Effect	Annual Amount (in millions)
2016	June 1, 2017-May 31, 2018	$35.0
2015	June 1, 2016-May 31, 2017	$28.1
2014	June 1, 2015-May 31, 2016	$16.9

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

Hells Canyon Complex Relicensing Costs Settlement Stipulation: In December 2016, Idaho Power filed an application with the IPUC requesting a determination that Idaho Power's expenditures of $220.8 million through year-end 2015 on relicensing of the HCC were prudently incurred, and thus eligible for inclusion in retail rates in a future rate case. In December 2017, Idaho Power filed with the IPUC a settlement stipulation signed by Idaho Power, the IPUC staff, and a third party intervenor recognizing that a total of $216.5 million in HCC relicensing expenditures and other related costs were reasonably incurred, and therefore should be eligible for inclusion in customer rates at a later date. The settlement stipulation is subject to review and approval by the IPUC. As a result of filing the settlement stipulation, Idaho Power recorded a $5.0 million pre-tax charge in 2017. For more information relating to HCC relicensing costs, see Note 12 - "Property, Plant and Equipment and Jointly-Owned Projects."

Idaho Energy Efficiency Rider: On an annual basis, Idaho Power applies to the IPUC for an order designating Idaho Power’s prior calendar year Idaho Energy Efficiency Rider (Idaho Rider) funded expenses as prudently incurred. In 2012 and 2013, the IPUC declined to decide the prudence of the increases in 2011 and 2012 Idaho Rider funded labor increases, while at the same time offering Idaho Power another opportunity to provide sufficient evidence at a future time. In 2017, Idaho Power applied to the IPUC for an order determining that the 2011 - 2016 Idaho Rider funded labor increases of $1.9 million were prudently incurred and eligible for collection through the Idaho Rider. On October 16, 2017, the IPUC issued its order determining that the 2011 - 2016 incremental Idaho Rider funded labor expenses of $1.9 million were prudently incurred. In its order, the IPUC also authorized actual Idaho Rider funded wage increases after 2016. The IPUC determined that this process does not require pre-determination as to prudence (up to a 2 percent annual cap), no longer requires labor to be examined in Idaho Power’s annual prudence cases, and that the base wage level and annual cap will be reset in future general rate cases. The prudence order resulted in a $2.4 million increase in operating income in 2017.

Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cut and Jobs Act was signed into law. On January 17, 2018, the IPUC issued an order requiring utilities within its jurisdiction, including Idaho Power, to 1) record a deferred regulatory liability for the estimated Idaho-jurisdictional share of financial benefits after January 1, 2018, from the changes in the federal income tax law and 2) to file a report with the IPUC by March 30, 2018, identifying and quantifying the income tax changes along with proposed tariff schedule changes. The IPUC order requires Idaho Power to estimate the income tax changes by comparing actual 2017 federal income tax expense components with what those federal income tax components would have been if the Tax Cuts and Jobs Act had been effective for the full year of 2017. Idaho Power is currently working to comply with the IPUC order.
On December 29, 2017, Idaho Power filed an application with the OPUC, requesting authority to defer for later ratemaking treatment the Oregon jurisdictional earnings in excess of the currently authorized Oregon jurisdictional rate of return on equity that may result from the Tax Cuts and Jobs Act, as measured from the Company’s annual Oregon Results of Operations. On December 29, 2017, OPUC Staff also filed an application with the OPUC requesting authority to defer for later ratemaking treatment the difference between Idaho Power’s current retail rates and its current retail rates inclusive of the impact of the Tax Cuts and Jobs Act.

Idaho Power is working with the IPUC and OPUC to determine how potential income tax expense reductions from the changes in federal income tax law may benefit Idaho Power customers and affect IDACORP's and Idaho Power's financial condition and results of operations. The method through which potential cost savings may be accrued for the benefit of customers, including potential reductions to customer rates and to regulatory deferrals, will require approval from the IPUC and OPUC.
Valmy Base Rate Adjustment Settlement Stipulations

In May 2017, the IPUC approved a settlement stipulation allowing accelerated depreciation and cost recovery for Idaho Power’s jointly-owned North Valmy coal-fired power plant (Valmy Plant). The settlement stipulation provides for an increase in Idaho jurisdictional revenues of $13.3 million per year, and (1) levelized collections and associated cost recovery through December 2028, (2) accelerated depreciation on unit 1 through 2019 and unit 2 through 2025, (3) Idaho Power to use prudent and commercially reasonable efforts to end its participation in the operation of unit 1 by the end of 2019 and unit 2 by the end of 2025, and (4) a filing no later than December 31, 2019 that would include actual and planned incremental investments in unit 2, including updated financial analysis regarding the lowest costs options for unit 2. The costs intended to be recovered by the increased jurisdictional revenues include current investments as of May 31, 2017, in both units, forecasted unit 1 investments from 2017 through 2019, and forecasted decommissioning costs for unit 1 and unit 2, offset by forecasted operation and maintenance costs savings. The settlement stipulation also provides for the regulatory accrual or deferral of the difference between actual revenue requirements and levelized collections, and provides for the regulatory accrual or deferral of the difference between actual costs incurred (including accelerated depreciation expense on unit 1 through 2019 and unit 2 through 2025) compared with costs permitted to be recovered during the cost recovery period specified in the settlement stipulation (including depreciation expense through 2028). If actual costs incurred differ from forecasted amounts included in the settlement stipulation, collection or refund of any differences would be subject to regulatory approval.

In June 2017, the OPUC also approved a settlement stipulation allowing for accelerated depreciation of units 1 and 2 through December 31, 2025, cost recovery of incremental Valmy Plant investments through May 31, 2017, and forecasted decommissioning costs. The settlement stipulation provides for an increase in the Oregon jurisdictional revenue requirement of $1.1 million, effective July 1, 2017, with yearly adjustments, if warranted.

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

Western Energy Imbalance Market Costs
Idaho Power plans to participate in a new energy imbalance market implemented in the western United States (Western EIM). In August 2016, Idaho Power filed an application with the IPUC requesting specified regulatory accounting treatment associated with its participation in the Western EIM. In January 2017, the IPUC issued an order authorizing Idaho Power’s requested deferral accounting treatment for costs associated with joining the Western EIM. Idaho Power can defer costs incurred until the earlier of when Idaho Power begins recovery of the costs and the deferral balance or the end of 2018. Idaho Power anticipates that its participation in the Western EIM will commence in April 2018.

In November 2017, Idaho Power filed an application with the IPUC requesting approval to establish an interim method of recovery for costs associated with participation in the Western EIM. If the IPUC approves the application as filed, Idaho Power intends to include $3.6 million in costs for recovery through the PCA, beginning June 1, 2018. Idaho Power has requested a decision from the IPUC by March 31, 2018.

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

Federal Regulatory Matters - Open Access Transmission Tariff Rates

Idaho Power uses a formula rate for transmission service provided under its OATT, which allows transmission rates to be updated annually based primarily on financial and operational data Idaho Power files with the FERC. Idaho Power's OATT rates submitted to the FERC in Idaho Power's four most recent annual OATT Final Informational Filings were as follows:

Applicable Period	OATT Rate (per kW-year)
October 1, 2017 to September 30, 2018	$34.90
October 1, 2016 to September 30, 2017	$25.52
October 1, 2015 to September 30, 2016	$23.43
October 1, 2014 to September 30, 2015	$22.48

Idaho Power's current OATT rate is based on a net annual transmission revenue requirement of $130.4 million, which represents the OATT formulaic determination of Idaho Power's net cost of providing OATT-based transmission service.

4. LONG-TERM DEBT

The following table summarizes IDACORP's and Idaho Power's long-term debt at December 31 (in thousands of dollars):

	2017	2016
First mortgage bonds:
4.50% Series due 2020	$130,000	$130,000
3.40% Series due 2020	100,000	100,000
2.95% Series due 2022	75,000	75,000
2.50% Series due 2023	75,000	75,000
6.00% Series due 2032	100,000	100,000
5.50% Series due 2033	70,000	70,000
5.50% Series due 2034	50,000	50,000
5.875% Series due 2034	55,000	55,000
5.30% Series due 2035	60,000	60,000
6.30% Series due 2037	140,000	140,000
6.25% Series due 2037	100,000	100,000
4.85% Series due 2040	100,000	100,000
4.30% Series due 2042	75,000	75,000
4.00% Series due 2043	75,000	75,000
3.65% Series due 2045	250,000	250,000
4.05% Series due 2046	120,000	120,000
Total first mortgage bonds	1,575,000	1,575,000
Pollution control revenue bonds:
5.15% Series due 2024(1)	49,800	49,800
5.25% Series due 2026(1)	116,300	116,300
Variable Rate Series 2000 due 2027	4,360	4,360
Total pollution control revenue bonds	170,460	170,460
American Falls bond guarantee	19,885	19,885
Milner Dam note guarantee	—	1,064
Unamortized issuance costs and discounts	(19,222)	(20,731)
Total IDACORP and Idaho Power outstanding debt(2)	1,746,123	1,745,678
Current maturities of long-term debt	—	(1,064)
Total long-term debt	$1,746,123	$1,744,614

(1) Humboldt County and Sweetwater County Pollution Control Revenue Bonds are secured by the first mortgage, bringing the total first mortgage bonds outstanding at December 31, 2017, to $1.741 billion.
(2) At December 31, 2017 and 2016, the overall effective cost rate of Idaho Power's outstanding debt was 4.87 percent.

At December 31, 2017, the maturities for the aggregate amount of IDACORP and Idaho Power long-term debt outstanding were as follows (in thousands of dollars):

2018	2019	2020	2021	2022	Thereafter
$—	$—	$230,000	$—	$75,000	$1,460,345

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

On March 6, 2015, Idaho Power issued $250.0 million in principal amount of 3.65% first mortgage bonds, secured medium-term notes, Series J, maturing on March 1, 2045. On April 23, 2015, Idaho Power redeemed, prior to maturity, $120.0 million in principal amount of 6.025% first mortgage bonds, secured medium-term notes, Series H, due July 2018. In accordance with the redemption provisions of the notes, the redemption included Idaho Power's payment of a make-whole premium to the holders of the redeemed notes in the aggregate amount of approximately $17.9 million. Idaho Power used a portion of the net proceeds from the March 2015 sale of first mortgage bonds, medium-term notes to effect the redemption.

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

On May 20, 2016, IDACORP and Idaho Power filed a joint shelf registration statement with the U.S. Securities and Exchange Commission (SEC), which became effective upon filing, for the offer and sale of, in the case of Idaho Power, an unspecified principal amount of its first mortgage bonds and debt securities. On September 27, 2016, Idaho Power entered into a selling agency agreement with seven banks named in the agreement in connection with the potential issuance and sale from time to time of up to $500 million aggregate principal amount of first mortgage bonds, secured medium term notes, Series K (Series K Notes), under Idaho Power’s Indenture of Mortgage and Deed of Trust, dated as of October 1, 1937, as amended and supplemented (Indenture). At the same time, Idaho Power entered into the Forty-eighth Supplemental Indenture, dated as of September 1, 2016, to the Indenture. The Forty-eighth Supplemental Indenture provides for, among other items, the issuance of up to $500 million in aggregate principal amount of Series K Notes pursuant to the Indenture. As of December 31, 2017, $500 million in principal amount of Series K Notes remained available for issuance under the Indenture.

Mortgage: As of December 31, 2017, Idaho Power could issue under its Indenture approximately $1.8 billion of additional first mortgage bonds based on retired first mortgage bonds and total unfunded property additions. These amounts are further limited by the maximum amount of first mortgage bonds set forth in the Indenture.

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

The IDACORP and Idaho Power credit facilities have similar terms and conditions. The interest rates for any borrowings under the facilities are based on either (1) a floating rate that is equal to the highest of the prime rate, federal funds rate plus 0.5 percent, or LIBOR rate plus 1.0 percent, or (2) the LIBOR rate, plus, in each case, an applicable margin, provided that the federal funds rate and LIBOR rate will not be less than 0.0 percent. The margin is based on IDACORP's or Idaho Power's, as applicable, senior unsecured long-term indebtedness credit rating by Moody's Investors Service, Inc., Standard and Poor's Ratings Services, and Fitch Rating Services, Inc., as set forth on a schedule to the credit agreements. Under their respective credit facilities, the companies pay a facility fee on the commitment based on the respective company's credit rating for senior unsecured long-term debt securities. While the credit facilities provide for an original maturity date of November 6, 2020, the credit agreements grant IDACORP and Idaho Power the right to request up to two one-year extensions, subject to certain conditions. On November 7, 2017, IDACORP and Idaho Power executed the second extension agreement with the consent of all the lenders, extending the maturity date under both credit agreements to November 4, 2022. No other terms of the credit facilities, included the amount of permitted borrowing under the credit agreements, were affected by the extensions.

At December 31, 2017, no loans were outstanding under either IDACORP's or Idaho Power's facilities. At December 31, 2017, Idaho Power had regulatory authority to incur up to $450 million in principal amount of short-term indebtedness at any one time outstanding. Balances (in thousands of dollars) and interest rates of IDACORP’s and Idaho Power's short-term borrowings were as follows at December 31, 2017, and December 31, 2016:

	IDACORP		Idaho Power		Total
	2017	2016	2017	2016	2017	2016
Commercial paper balances:
At the end of year	$—	$—	$—	$21,800	$—	$21,800
Average during the year	$588	$15,692	$839	$438	$1,427	$16,130
Weighted-average interest rate
At the end of the year	—%	—%	—%	1.13%	—%	1.13%

6. COMMON STOCK

IDACORP Common Stock

The following table summarizes IDACORP common stock transactions during the last three years and shares reserved at December 31, 2017:

	Shares issued			Shares reserved
	2017	2016	2015	December 31, 2017
Balance at beginning of year	50,420,017	50,352,051	50,308,702
Continuous equity program (inactive)	—	—	—	3,000,000
Dividend reinvestment and stock purchase plan	—	—	—	2,576,723
Employee savings plan	—	—	—	3,567,954
Long-term incentive and compensation plan(1)	—	67,966	43,349	1,307,878
Balance at end of year	50,420,017	50,420,017	50,352,051
(1) During 2017, IDACORP granted 72,397 restricted stock unit awards to employees and 12,050 shares of common stock to directors but made no original issuances of shares of common stock pursuant to the IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan.

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

Restrictions on Dividends

Idaho Power’s ability to pay dividends on its common stock held by IDACORP and IDACORP’s ability to pay dividends on its common stock are limited to the extent payment of such dividends would violate the covenants in their respective credit facilities or Idaho Power’s Revised Code of Conduct. A covenant under IDACORP’s credit facility and Idaho Power’s credit facility requires IDACORP and Idaho Power to maintain leverage ratios of consolidated indebtedness to consolidated total capitalization, as defined therein, of no more than 65 percent at the end of each fiscal quarter. At December 31, 2017, the leverage ratios for IDACORP and Idaho Power were 44 percent and 46 percent, respectively. Based on these restrictions, IDACORP’s and Idaho Power’s dividends were limited to $1.3 billion and $1.1 billion, respectively, at December 31, 2017. There are additional facility covenants, subject to exceptions, that prohibit or restrict the sale or disposition of property without consent and any agreements restricting dividend payments to the company from any material subsidiary. At December 31, 2017, IDACORP and Idaho Power were in compliance with those covenants.

Idaho Power’s Revised Policy and Code of Conduct relating to transactions between and among Idaho Power, IDACORP, and other affiliates, which was approved by the IPUC in April 2008, provides that Idaho Power will not pay any dividends to IDACORP that will reduce Idaho Power’s common equity capital below 35 percent of its total adjusted capital without IPUC approval. At December 31, 2017, Idaho Power's common equity capital was 54 percent of its total adjusted capital. Further, Idaho Power must obtain approval from the OPUC before it can directly or indirectly loan funds or issue notes or give credit on its books to IDACORP.

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

7. SHARE-BASED COMPENSATION

IDACORP has one share-based compensation plan -- the 2000 Long-Term Incentive and Compensation Plan (LTICP). The 1994 Restricted Stock Plan was terminated effective February 9, 2017. The LTICP (for officers, key employees, and directors) permits the grant of stock options, restricted stock and restricted stock units (together, Restricted Stock), performance shares and performance-based units (together, Performance-Based Shares), and several other types of share-based awards. At December 31, 2017, the maximum number of shares available under the LTICP was 836,220.

Restricted Stock and Performance-Based Shares Awards

Restricted Stock awards have three-year vesting periods and entitle the recipients to dividends or dividend equivalents, as applicable, and voting rights, except that holders of restricted stock units do not have voting rights until the units are vested and settled in shares. Unvested awards are restricted as to disposition and subject to forfeiture under certain circumstances. The fair value of these awards is based on the closing market price of common stock on the grant date and is charged to compensation expense over the vesting period, based on the number of shares expected to vest.

Performance-Based Shares awards have three-year vesting periods and entitle the recipients to voting rights, except that holders of performance-based units do not have voting rights until the units are vested and settled in shares. Unvested awards are restricted as to disposition, subject to forfeiture under certain circumstances, and subject to the attainment of specific performance conditions over the three-year vesting period. The performance conditions are two equally-weighted metrics, cumulative earnings per share (CEPS) and total shareholder return (TSR) relative to a peer group. Depending on the level of attainment of the performance conditions and the year issued, the final number of shares awarded can range from zero to 200 percent of the target award. Dividends or dividend equivalents, as applicable, are accrued during the vesting period and paid out based on the final number of shares awarded.

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

A summary of Restricted Stock and Performance-Based Shares award activity is presented below. Idaho Power share amounts represent the portion of IDACORP amounts related to Idaho Power employees:

	IDACORP		Idaho Power
	Number of Shares/Units	Weighted-Average Grant Date Fair Value	Number of Shares/Units	Weighted-Average Grant Date Fair Value
Nonvested shares/units at January 1, 2017	201,065	$61.49	199,526	$61.51
Shares/units granted	96,191	75.37	95,568	75.40
Shares/units forfeited	(6,179)	75.54	(6,179)	75.54
Shares/units vested	(89,999)	51.06	(89,263)	51.07
Nonvested shares/units at December 31, 2017	201,078	$72.37	199,652	$72.39

The total fair value of shares vested was $7.5 million in 2017 and $8.3 million in both 2016 and 2015. At December 31, 2017, IDACORP had $5.5 million of total unrecognized compensation cost related to nonvested share-based compensation that was expected to vest. Idaho Power’s share of this amount was $5.4 million. These costs are expected to be recognized over a weighted-average period of 1.7 years. IDACORP uses original issue and/or treasury shares for these awards.

In 2017, a total of 12,050 shares were awarded to directors at a grant date fair value of $82.93 per share. Directors elected to defer receipt of 3,012 of these shares, which are being held as deferred stock units with dividend equivalents reinvested in additional stock units.

Compensation Expense: The following table shows the compensation cost recognized in income and the tax benefits resulting from the LTICP, as well as the amounts allocated to Idaho Power for those costs associated with Idaho Power’s employees (in thousands of dollars):

	IDACORP			Idaho Power
	2017	2016	2015	2017	2016	2015
Compensation cost	$7,384	$5,561	$5,299	$7,304	$5,494	$5,221
Income tax benefit	2,887	2,174	2,072	2,856	2,148	2,042

No equity compensation costs have been capitalized. These costs are primarily reported within other operations and maintenance expense in the consolidated statements of income.

8. EARNINGS PER SHARE

The following table presents the computation of IDACORP’s basic and diluted earnings per share for the years ended December 31, 2017, 2016, and 2015 (in thousands, except for per share amounts):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net income attributable to IDACORP, Inc.	$212,419	$198,288	$194,679
Denominator:
Weighted-average common shares outstanding - basic	50,361	50,298	50,220
Effect of dilutive securities	63	75	72
Weighted-average common shares outstanding - diluted	50,424	50,373	50,292
Basic earnings per share	$4.22	$3.94	$3.88
Diluted earnings per share	$4.21	$3.94	$3.87

9. COMMITMENTS

Purchase Obligations

At December 31, 2017, Idaho Power had the following long-term commitments relating to purchases of energy, capacity, transmission rights, and fuel (in thousands of dollars):

	2018	2019	2020	2021	2022	Thereafter
Cogeneration and power production	$234,094	$229,129	$230,734	$236,644	$242,380	$2,951,425
Fuel	42,772	29,450	27,671	27,861	8,389	92,588

As of December 31, 2017, Idaho Power had 1,114 MW nameplate capacity of PURPA-related projects on-line, with an additional 5 MW nameplate capacity of projects projected to be on-line in 2018 and an additional 24 MW expected to be added in 2019. The power purchase contracts for these projects have original contract terms ranging from one to 35 years. Idaho Power's expenses associated with PURPA-related projects were approximately $170 million in 2017, $154 million in 2016, and $131 million in 2015.

Idaho Power also has the following long-term commitments (in thousands of dollars):

	2018	2019	2020	2021	2022	Thereafter
Operating leases(1)	$3,529	$4,434	$4,538	$4,500	$4,507	$30,052
Equipment, maintenance, and service agreements(1)	35,867	10,378	11,828	6,421	10,322	53,572
FERC and other industry-related fees(1)	12,940	12,836	10,145	10,145	10,145	50,729
(1) Approximately $34 million, $20 million, and $60 million of the obligations included in operating leases; equipment, maintenance, and service agreements; and FERC and other industry-related fees, respectively, have contracts that do not specify terms related to expiration. As these contracts are presumed to continue indefinitely, ten years of information, estimated based on current contract terms, has been included in the table for presentation purposes.

IDACORP’s expense for operating leases was $5.6 million in 2017, $4.9 million in 2016, and $4.4 million in 2015.

Guarantees

Through a self-bonding mechanism, Idaho Power guarantees its portion of reclamation activities and obligations at BCC, of which IERCo owns a one-third interest. This guarantee, which is renewed annually with the Wyoming Department of Environmental Quality, was $56.7 million at December 31, 2017, representing IERCo's one-third share of BCC's total reclamation obligation of $170.1 million. BCC has a reclamation trust fund set aside specifically for the purpose of paying these reclamation costs. At December 31, 2017, the value of the reclamation trust fund was $103.4 million. During 2017, the reclamation trust fund made no distributions for reclamation activity costs associated with the BCC surface mine. BCC periodically assesses the adequacy of the reclamation trust fund and its estimate of future reclamation costs. To ensure that the reclamation trust fund maintains adequate reserves, BCC has the ability to, and does, add a per-ton surcharge to coal sales, all of which are made to the Jim Bridger plant. Because of the existence of the fund and the ability to apply a per-ton surcharge, the estimated fair value of this guarantee is minimal.

IDACORP and Idaho Power enter into financial agreements and power purchase and sale agreements that include indemnification provisions relating to various forms of claims or liabilities that may arise from the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnification provisions cannot be reasonably estimated. IDACORP and Idaho Power periodically evaluate the likelihood of incurring costs under such indemnities based on their historical experience and the evaluation of the specific indemnities. As of December 31, 2017, management believes the likelihood is remote that IDACORP or Idaho Power would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnification obligations. Neither IDACORP nor Idaho Power has recorded any liability on their respective consolidated balance sheets with respect to these indemnification obligations.

10. CONTINGENCIES

IDACORP and Idaho Power have in the past and expect in the future to become involved in various claims, controversies, disputes, and other contingent matters, some of which involve litigation and regulatory or other contested proceedings. The ultimate resolution and outcome of litigation and regulatory proceedings is inherently difficult to determine, particularly where (a) the remedies or penalties sought are indeterminate, (b) the proceedings are in the early stages or the substantive issues have not been well developed, or (c) the matters involve complex or novel legal theories or a large number of parties. In accordance with applicable accounting guidance, IDACORP and Idaho Power, as applicable, establish an accrual for legal proceedings when those matters proceed to a stage where they present loss contingencies that are both probable and reasonably estimable. If the loss contingency at issue is not both probable and reasonably estimable, IDACORP and Idaho Power do not establish an accrual and the matter will continue to be monitored for any developments that would make the loss contingency both probable and reasonably estimable. As of the date of this report, IDACORP's and Idaho Power's accruals for loss contingencies are not material to their financial statements as a whole; however, future accruals could be material in a given period. IDACORP's and Idaho Power's determination is based on currently available information, and estimates presented in financial statements and other financial disclosures involve significant judgment and may be subject to significant uncertainty. For matters that affect Idaho Power's operations, Idaho Power intends to seek, to the extent permissible and appropriate, recovery through the ratemaking process of costs incurred, although there is no assurance that such recovery would be granted.

IDACORP and Idaho Power are parties to legal claims and legal and regulatory actions and proceedings in the ordinary course of business that are in addition to those discussed above and, as noted above, record an accrual for associated loss contingencies when they are probable and reasonably estimable. As of the date of this report, the companies believe that resolution of those matters will not have a material adverse effect on their respective consolidated financial statements. Idaho Power is also actively monitoring various pending environmental regulations and recently issued executive orders related to environmental matters that may have a significant impact on its future operations. Given uncertainties regarding the outcome, timing, and compliance plans for these environmental matters, Idaho Power is unable to estimate the financial impact of these regulations.

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

Idaho Power’s funding policy for the pension plan is to contribute at least the minimum required under the Employee Retirement Income Security Act of 1974 (ERISA) but not more than the maximum amount deductible for income tax purposes. In 2017, 2016, and 2015 Idaho Power elected to contribute more than the minimum required amounts in order to bring the pension plan to a more funded position, to reduce future required contributions, and to reduce Pension Benefit Guaranty Corporation premiums.

The following table summarizes the changes in benefit obligations and plan assets of these plans (in thousands of dollars):

	Pension Plan		SMSP
	2017	2016	2017	2016

Change in projected benefit obligation:
Benefit obligation at January 1	$895,060	$835,523	$99,570	$95,389
Service cost	33,742	32,019	759	1,228
Interest cost	38,957	37,813	4,315	4,275
Actuarial loss	67,758	22,640	10,635	2,933
Plan amendment	—	81	—	120
Benefits paid	(36,173)	(33,016)	(4,976)	(4,375)
Projected benefit obligation at December 31	999,344	895,060	110,303	99,570
Change in plan assets:
Fair value at January 1	607,568	559,616	—	—
Actual return on plan assets	86,288	40,968	—	—
Employer contributions	40,000	40,000	—	—
Benefits paid	(36,173)	(33,016)	—	—
Fair value at December 31	697,683	607,568	—	—
Funded status at end of year	$(301,661)	$(287,492)	$(110,303)	$(99,570)
Amounts recognized in the statement of financial position consist of:
Other current liabilities	$—	$—	$(5,010)	$(4,733)
Noncurrent liabilities	(301,661)	(287,492)	(105,293)	(94,837)
Net amount recognized	$(301,661)	$(287,492)	$(110,303)	$(99,570)
Amounts recognized in accumulated other comprehensive income consist of:
Net loss	$277,052	$263,634	$41,333	$33,660
Prior service cost	68	96	498	625
Subtotal	277,120	263,730	41,831	34,285
Less amount recorded as regulatory asset	(277,120)	(263,730)	—	—
Net amount recognized in accumulated other comprehensive income	$—	$—	$41,831	$34,285
Accumulated benefit obligation	$850,763	$766,367	$100,222	$91,146

As a non-qualified plan, the SMSP has no plan assets. However, Idaho Power has a Rabbi trust designated to provide funding for SMSP obligations. The Rabbi trust holds investments in marketable securities and corporate-owned life insurance. The recorded value of these investments was approximately $85.7 million and $77.8 million at December 31, 2017 and 2016, respectively, and is reflected in Investments and in Company-owned life insurance on the consolidated balance sheets.

The following table shows the components of net periodic benefit cost for these plans (in thousands of dollars). For purposes of calculating the expected return on plan assets, the market-related value of assets is equal to the fair value of the assets.

	Pension Plan			SMSP
	2017	2016	2015	2017	2016	2015
Service cost	$33,742	$32,019	$33,164	$759	$1,228	$1,689
Interest cost	38,957	37,813	35,171	4,315	4,275	3,868
Expected return on assets	(45,138)	(42,081)	(42,310)	—	—	—
Amortization of net loss	13,190	13,331	13,927	2,963	3,532	4,195
Amortization of prior service cost	28	59	221	127	168	185
Net periodic pension cost	40,779	41,141	40,173	8,164	9,203	9,937
Regulatory deferral of net periodic benefit cost(1)	(38,699)	(39,335)	(38,327)	—	—	—
Previously deferred pension cost recognized(1)	17,154	17,154	17,154	—	—	—
Net periodic benefit cost recognized for financial reporting(1)	$19,234	$18,960	$19,000	$8,164	$9,203	$9,937

(1) Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, the Idaho portion of net periodic benefit cost is recorded as a regulatory asset and is recognized in the income statement as those costs are recovered through rates.

The following table shows the components of other comprehensive income for the plans (in thousands of dollars):

	Pension Plan			SMSP
	2017	2016	2015	2017	2016	2015
Actuarial (loss) gain during the year	$(26,608)	$(23,753)	$(3,790)	$(10,635)	$(2,933)	$353
Plan amendment service cost	—	(81)	—	—	(120)	—
Reclassification adjustments for:
Amortization of net loss	13,190	13,331	13,927	2,963	3,532	4,195
Amortization of prior service cost	28	59	221	127	168	185
Adjustment for deferred tax effects	1,744	4,083	(4,050)	1,555	(253)	(1,851)
Adjustment due to the effects of regulation	11,646	6,361	(6,308)	—	—	—
Other comprehensive income recognized related to pension benefit plans	$—	$—	$—	$(5,990)	$394	$2,882

In 2018, IDACORP and Idaho Power expect to recognize as components of net periodic benefit cost $17.5 million from amortizing amounts recorded in accumulated other comprehensive income (or as a regulatory asset for the pension plan) as of December 31, 2017, relating to the pension plan and SMSP. This amount consists of $13.6 million of amortization of net loss for the pension plan and $3.8 million of amortization of net loss and $0.1 million of amortization of prior service cost for the SMSP.

The following table summarizes the expected future benefit payments of these plans (in thousands of dollars):

	2018	2019	2020	2021	2022	2023-2027
Pension Plan	$35,312	$37,490	$39,983	$42,438	$44,797	$257,290
SMSP	5,100	5,161	5,538	5,707	5,880	30,962

As of December 31, 2017, IDACORP's and Idaho Power's minimum required contributions to the pension plan are estimated to be zero in 2018. Depending on market conditions and cash flow considerations in 2018, Idaho Power could contribute up to $40 million to the pension plan during 2018 in order to help balance the regulatory collection of these expenditures with the amount and timing of contributions and to mitigate the cost of being in an underfunded position.

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

The following table summarizes the changes in benefit obligation and plan assets (in thousands of dollars):

	2017	2016
Change in accumulated benefit obligation:
Benefit obligation at January 1	$63,876	$62,393
Service cost	973	1,116
Interest cost	2,783	2,766
Actuarial loss	5,769	1,550
Benefits paid(1)	(3,562)	(3,949)
Plan amendments	212	—
Benefit obligation at December 31	70,051	63,876
Change in plan assets:
Fair value of plan assets at January 1	34,999	35,566
Actual return on plan assets	5,112	2,425
Employer contributions(1)	1,745	957
Benefits paid(1)	(3,562)	(3,949)
Fair value of plan assets at December 31	38,294	34,999
Funded status at end of year (included in noncurrent liabilities)	$(31,757)	$(28,877)

(1) Contributions and benefits paid are each net of $3.4 million and $3.7 million of plan participant contributions for 2017 and 2016, respectively.

Amounts recognized in accumulated other comprehensive income consist of the following (in thousands of dollars):

	2017	2016
Net gain	$2,777	$(55)
Prior service cost	269	104
Subtotal	3,046	49
Less amount recognized in regulatory assets	(3,046)	(49)
Net amount recognized in accumulated other comprehensive income	$—	$—

The net periodic postretirement benefit cost was as follows (in thousands of dollars):

	2017	2016	2015
Service cost	$973	$1,116	$1,235
Interest cost	2,783	2,766	2,678
Expected return on plan assets	(2,307)	(2,474)	(2,680)
Amortization of prior service cost	47	26	15
Net periodic postretirement benefit cost	$1,496	$1,434	$1,248

The following table shows the components of other comprehensive income for the plan (in thousands of dollars):

	2017	2016	2015
Actuarial (loss) gain during the year	$(2,964)	$(1,600)	$2,413
Prior service cost arising during the year	(212)	—	—
Reclassification adjustments for amortization of prior service cost	47	26	15
Adjustment for deferred tax effects	807	615	(949)
Adjustment due to the effects of regulation	2,322	959	(1,479)
Other comprehensive income related to postretirement benefit plans	$—	$—	$—

The following table summarizes the expected future benefit payments of the postretirement benefit plan (in thousands of dollars):

	2018	2019	2020	2021	2022	2023-2027
Expected benefit payments	$5,051	$4,667	$4,374	$4,080	$4,070	$19,910

Plan Assumptions

The following table sets forth the weighted-average assumptions used at the end of each year to determine benefit obligations for all Idaho Power-sponsored pension and postretirement benefits plans:

	Pension Plan		SMSP		Postretirement Benefits
	2017	2016	2017	2016	2017	2016
Discount rate	3.95%	4.45%	3.95%	4.45%	3.95%	4.45%
Rate of compensation increase(1)	4.17%	4.11%	4.75%	4.75%	—	—
Medical trend rate	—	—	—	—	6.8%	8.3%
Dental trend rate	—	—	—	—	4.1%	5.0%
Measurement date	12/31/2017	12/31/2016	12/31/2017	12/31/2016	12/31/2017	12/31/2016

(1) The 2017 rate of compensation increase assumption for the pension plan includes an inflation component of 2.50% plus a 1.67% composite merit increase component that is based on employees' years of service. Merit salary increases are assumed to be 8.0% for employees in their first year of service and scale down to 0% for employees in their fortieth year of service and beyond.

The following table sets forth the weighted-average assumptions used to determine net periodic benefit cost for all Idaho Power-sponsored pension and postretirement benefit plans:

	Pension Plan			SMSP			Postretirement Benefits
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Discount rate	4.45%	4.60%	4.25%	4.45%	4.60%	4.20%	4.45%	4.60%	4.20%
Expected long-term rate of return on assets	7.50%	7.50%	7.50%	—	—	—	6.75%	7.25%	7.25%
Rate of compensation increase	4.17%	4.11%	4.11%	4.75%	4.50%	4.50%	—	—%	—%
Medical trend rate	—	—	—	—	—	—	6.8%	8.30%	9.70%
Dental trend rate	—	—	—	—	—	—	4.0%	5.00%	5.00%

The assumed health care cost trend rate used to measure the expected cost of health benefits covered by the postretirement plan was 6.8 percent in 2017 and is assumed to decrease to 6.4 percent in 2018, 5.9 percent in 2019, 5.4 percent in 2020 and to gradually decrease to 4.1 percent by 2074. The assumed dental cost trend rate used to measure the expected cost of dental benefits covered by the plan was 4.0 percent, or equal to the medical trend rate if lower, for all years. A one percentage point change in the assumed health care cost trend rate would have the following effects at December 31, 2017 (in thousands of dollars):

	One-Percentage-Point
	Increase	Decrease
Effect on total of cost components	$301	$(223)
Effect on accumulated postretirement benefit obligation	3,166	(2,459)

Plan Assets

Pension Asset Allocation Policy: The target allocation and actual allocations at December 31, 2017, for the pension asset portfolio by asset class is set forth below:

Asset Class	Target Allocation	Actual Allocation December 31, 2017
Debt securities	24%	24%
Equity securities	56%	58%
Real estate	7%	6%
Other plan assets	13%	12%
Total	100%	100%

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

Allowable plan investments include stocks and stock funds, investment-grade bonds and bond funds, real estate funds, private equity funds, and cash and cash equivalents. With the exception of real estate holdings and private equity, investments must be readily marketable so that an entire holding can be disposed of quickly with only a minor effect upon market price.

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

Fair Value of Plan Assets: Idaho Power classifies its pension plan and postretirement benefit plan investments using the three-level fair value hierarchy described in Note 15 - "Derivative Financial Instruments." The following table presents the fair value of the plans' investments by asset category (in thousands of dollars).

	Level 1	Level 2	Level 3	Total
Assets at December 31, 2017
Cash and cash equivalents	$20,852	$—	$—	$20,852
Short-term bonds	20,475	—	—	20,475
Intermediate bonds	20,699	82,923	—	103,622
Long-term bonds	—	40,707	—	40,707
Equity Securities: Large-Cap	95,179	—	—	95,179
Equity Securities: Mid-Cap	81,127	—	—	81,127
Equity Securities: Small-Cap	62,502	—	—	62,502
Equity Securities: Micro-Cap	32,753	—	—	32,753
Equity Securities: International	6,774	—	—	6,774
Equity Securities: Emerging Markets	8,785	—	—	8,785
Plan assets measured at NAV (not subject to hierarchy disclosure)
Equity Securities: International				83,589
Equity Securities: Emerging Markets				36,255
Real estate				38,435
Private market investments				31,618
Commodities fund				35,010
Total	$349,146	$123,630	$—	$697,683
Postretirement plan assets(1)	$567	$37,727	$—	$38,294

	Level 1	Level 2	Level 3	Total
Assets at December 31, 2016
Cash and cash equivalents	$28,632	$—	$—	$28,632
Short-term bonds	11,198	—	—	11,198
Intermediate bonds	11,904	88,734	—	100,638
Long-term bonds	—	20,573	—	20,573
Equity Securities: Large-Cap	80,582	—	—	80,582
Equity Securities: Mid-Cap	68,634	—	—	68,634
Equity Securities: Small-Cap	53,766	—	—	53,766
Equity Securities: Micro-Cap	29,671	—	—	29,671
Equity Securities: International	7,782	—	—	7,782
Equity Securities: Emerging Markets	9,204	—	—	9,204
Plan assets measured at NAV (not subject to hierarchy disclosure)
Equity Securities: International				64,930
Equity Securities: Emerging Markets				24,443
Real estate				41,907
Private market investments				33,713
Commodities fund				31,895
Total	$301,373	$109,307	$—	$607,568
Postretirement plan assets(1)	$28	$34,971	$—	$34,999

(1) The postretirement benefits assets are primarily life insurance contracts.

For the year ended December 31, 2017 and December 31, 2016, there were no material transfers into or out of Levels 1, 2, or 3.

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

Commingled Funds: These funds, made up of the international, emerging markets equity securities, and commodities fund measured at NAV, are not publicly traded, and therefore no publicly quoted market price is readily available. The value of the commingled funds are presented at estimated fair value, which is determined based on the unit value of the fund. The values of these investments are calculated by the custodian for the fund company on a monthly or more frequent basis, and are based on market prices of the assets held by each of the commingled funds divided by the number of fund shares outstanding for the respective fund. The investments in commingled funds have redemption limitations that permit monthly redemption following notice requirements of 5 to 7 days.

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

Employee Savings Plan

Idaho Power has a defined contribution plan designed to comply with Section 401(k) of the Internal Revenue Code and that covers substantially all employees. Idaho Power matches specified percentages of employee contributions to the plan. Matching annual contributions were approximately $7.4 million , $7.5 million, and $6.9 million in 2017, 2016, and 2015, respectively.

Post-employment Benefits

Idaho Power provides certain benefits to former or inactive employees, their beneficiaries, and covered dependents after employment but before retirement, in addition to the health care benefits required under the Consolidated Omnibus Budget Reconciliation Act. These benefits include salary continuation, health care and life insurance for those employees found to be disabled under Idaho Power’s disability plans, and health care for surviving spouses and dependents. Idaho Power accrues a liability for such benefits. The post employment benefits included in other deferred credits on both IDACORP’s and Idaho Power’s consolidated balance sheets at December 31, 2017, 2016, and 2015, were approximately $2 million.

12. PROPERTY, PLANT AND EQUIPMENT AND JOINTLY-OWNED PROJECTS

The following table presents the major classifications of Idaho Power’s utility plant in service, annual depreciation provisions as a percent of average depreciable balance, and accumulated provision for depreciation for the years ended December 31, 2017 and 2016 (in thousands of dollars):

	2017		2016
	Balance	Avg Rate	Balance	Avg Rate
Production	$2,598,940	3.07%	$2,551,823	2.40%
Transmission	1,163,240	1.94%	1,120,903	2.02%
Distribution	1,710,126	2.44%	1,637,131	2.72%
General and Other	433,856	6.01%	422,187	5.49%
Total in service	5,906,162	2.87%	5,732,044	2.64%
Accumulated provision for depreciation	(2,098,274)		(1,988,477)
In service - net	$3,807,888		$3,743,567

At December 31, 2017, Idaho Power's construction work in progress balance of $452.4 million included relicensing costs of $268.7 million for the HCC, Idaho Power's largest hydroelectric complex. In 2017, 2016, and 2015, the IPUC authorized Idaho Power to include in its Idaho jurisdiction rates $6.5 million annually ($10.7 million when grossed-up for the effect of income taxes) of AFUDC relating to the HCC relicensing project. Collecting these amounts will reduce the amount collected in the future once the HCC relicensing costs are approved for recovery in base rates. At December 31, 2017, Idaho Power's regulatory liability for collection of AFUDC relating to the HCC was $119.7 million.

Idaho Power's ownership interest in three jointly-owned generating facilities is included in the table above. Under the joint operating agreements for these facilities, each participating utility is responsible for financing its share of construction, operating, and leasing costs. Idaho Power's proportionate share of operating expenses for each facility is included in the Consolidated Statements of Income. These jointly-owned facilities, including balance sheet amounts and the extent of Idaho Power’s participation, were as follows at December 31, 2017 (in thousands of dollars):

Name of Plant	Location	Utility Plant in Service	Construction Work in Progress	Accumulated Provision for Depreciation	Ownership %	MW(1)
Jim Bridger Units 1-4	Rock Springs, WY	$722,440	$6,935	$316,092	33	771
Boardman	Boardman, OR	82,193	55	71,250	10	64
Valmy Units 1 and 2	Winnemucca, NV	409,836	359	235,670	50	284

(1) Idaho Power’s share of nameplate capacity.

IERCo, Idaho Power’s wholly-owned subsidiary, is a joint venturer in BCC. Idaho Power’s coal purchases from the joint venture were $86.4 million in 2017, $92.9 million in 2016, and $92.8 million in 2015.

Idaho Power has contracts to purchase the energy from four PURPA qualified facilities that are 50 percent owned by Ida-West. Idaho Power’s power purchases from these facilities were $9.8 million in 2017, $7.8 million in 2016, and $8.1 million in 2015.

IDACORP's consolidated VIE, Marysville, owns a hydroelectric plant with a net book value of $15.7 million and $16.2 million at December 31, 2017 and 2016, respectively.

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

The regulated operations of Idaho Power also collect removal costs in rates for certain assets that do not have associated AROs. Idaho Power is required to redesignate these removal costs as regulatory liabilities. See Note 3 - "Regulatory Matters" for the removal costs recorded as regulatory liabilities on IDACORP’s and Idaho Power’s consolidated balance sheets as of December 31, 2017 and 2016.

The following table presents the changes in the carrying amount of AROs (in thousands of dollars):

	2017	2016
Balance at beginning of year	$26,257	$26,153
Accretion expense	1,015	1,031
Revisions in estimated cash flows	(791)	1,759
Liability settled	(66)	(2,686)
Balance at end of year	$26,415	$26,257

14. INVESTMENTS

The table below summarizes IDACORP’s and Idaho Power’s investments as of December 31 (in thousands of dollars):

	2017	2016
Idaho Power investments:
Bridger Coal Company (equity method investment)	$68,566	$82,299
Exchange traded short-term bond funds and cash equivalents	30,249	23,908
Executive deferred compensation plan investments	17	111
Total Idaho Power investments	98,832	106,318
Investments in affordable housing (IDACORP Financial Services)	5,521	7,643
Ida-West joint ventures (equity method investments)	11,345	11,213
Total IDACORP investments	$115,698	$125,174

Equity Method Investments

Idaho Power, through its subsidiary IERCo, is a 33 percent owner of BCC. Ida-West, through separate subsidiaries, owns 50 percent of three electric generation projects that are accounted for using the equity method: South Forks Joint Venture, Hazelton/Wilson Joint Venture, and Snow Mountain Hydro LLC. All projects are reviewed periodically for impairment. The table below presents IDACORP’s and Idaho Power’s earnings of unconsolidated equity-method investments (in thousands of dollars):

	2017	2016	2015
Bridger Coal Company (Idaho Power)	$9,267	$10,855	$9,773
Ida-West joint ventures	2,107	2,016	1,355
Total	$11,374	$12,871	$11,128

Investments in Equity Securities

Investments in securities classified as available-for-sale securities are reported at fair value. Any unrealized gains or losses on available-for-sale securities are included in income, as the fair value option has been elected for these instruments. Unrealized gains and losses on available-for-sale securities were immaterial at December 31, 2017 and December 31, 2016. The following table summarizes sales of available-for-sale securities (in thousands of dollars):

	2017	2016	2015
Proceeds from sales	$4,989	$15,693	$34,243
Gross realized gains from sales	—	54	—

Investments in Affordable Housing

IFS invests primarily in affordable housing developments, which provide a return principally by reducing federal and state income taxes through tax credits and accelerated tax depreciation benefits. IFS has focused on a diversified approach to its investment strategy in order to limit both geographic and operational risk, with most of IFS’s investments having been made through syndicated funds. IDACORP accounts for its equity-method investments in qualified affordable housing projects using the proportional amortization method and recognizes the net investment performance in the consolidated statements of income as a component of income tax expense.

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

The table below presents the gains and losses on derivatives not designated as hedging instruments for the years ended December 31, 2017, 2016, and 2015 (in thousands of dollars):

	Location of Realized Gain/(Loss) on Derivatives Recognized in Income	Gain/(Loss) on Derivatives Recognized in Income(1)
		2017	2016	2015
Financial swaps	Off-system sales	$902	$1,405	$2,882
Financial swaps	Purchased power	166	586	748
Financial swaps	Fuel expense	701	(1,947)	(6,045)
Financial swaps	Other operations and maintenance	(84)	(161)	(50)
Forward contracts	Off-system sales	55	(54)	—
Forward contracts	Purchased power	(69)	86	(6)
Forward contracts	Fuel expense	4	139	54
(1) Excludes unrealized gains or losses on derivatives, which are recorded on the balance sheet as regulatory assets or regulatory liabilities.

Settlement gains and losses on electricity swap contracts are recorded on the income statement in off-system sales or purchased power depending on the forecasted position being economically hedged by the derivative contract. Settlement gains and losses on contracts for natural gas are reflected in fuel expense. Settlement gains and losses on diesel derivatives are recorded in other operations and maintenance expense. See Note 16 - "Fair Value Measurements" for additional information concerning the determination of fair value for Idaho Power’s assets and liabilities from price risk management activities.

Derivative Instrument Summary

The table below presents the fair values and locations of derivative instruments not designated as hedging instruments recorded on the balance sheets and reconciles the gross amounts of derivatives recognized as assets and as liabilities to the net amounts presented in the balance sheets at December 31, 2017 and 2016 (in thousands of dollars):

		Asset Derivatives				Liability Derivatives
	Balance Sheet Location	Gross Fair Value	Amounts Offset		Net Assets	Gross Fair Value	Amounts Offset		Net Liabilities

December 31, 2017
Current:
Financial swaps	Other current assets	$18	$—		$18	$—	$—		$—
Financial swaps	Other current liabilities	553	(553)		—	1,971	(748)	(1)	1,223
Forward contracts	Other current liabilities	—	—		—	2	—		2
Long-term:
Financial swaps	Other assets	4	—		4	—	—		—
Total		$575	$(553)		$22	$1,973	$(748)		$1,225

December 31, 2016
Current:
Financial swaps	Other current assets	$8,134	$(2,183)	(2)	$5,951	$302	$(302)		$—
Total		$8,134	$(2,183)		$5,951	$302	$(302)		$—

(1) Current liability derivative amounts offset include $0.2 million of collateral receivable for the period ending December 31, 2017.
(2) Current asset derivative amounts offset include $1.9 million of collateral payable for the period ending December 31, 2016.

The table below presents the volumes of derivative commodity forward contracts and swaps outstanding at December 31, 2017 and 2016 (in thousands of units):

		December 31,
Commodity	Units	2017	2016
Electricity purchases	MWh	312	217
Electricity sales	MWh	224	135
Natural gas purchases	MMBtu	7,028	6,604
Natural gas sales	MMBtu	140	70
Diesel purchases	Gallons	—	1,188

Credit Risk

At December 31, 2017, Idaho Power did not have material credit risk exposure from financial instruments, including derivatives. Idaho Power monitors credit risk exposure through reviews of counterparty credit quality, corporate-wide counterparty credit exposure, and corporate-wide counterparty concentration levels. Idaho Power manages these risks by establishing credit and concentration limits on transactions with counterparties and requiring contractual guarantees, cash deposits, or letters of credit from counterparties or their affiliates, as deemed necessary. Idaho Power’s physical power contracts are commonly under Western Systems Power Pool agreements, physical gas contracts are usually under North American Energy Standards Board contracts, and financial transactions are usually under International Swaps and Derivatives Association, Inc. contracts. These contracts contain adequate assurance clauses requiring collateralization if a counterparty has debt that is downgraded below investment grade by at least one rating agency.

Credit-Contingent Features

Certain of Idaho Power's derivative instruments contain provisions that require Idaho Power's unsecured debt to maintain an investment grade credit rating from Moody's Investors Service and Standard & Poor's Ratings Services. If Idaho Power's unsecured debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position at December 31, 2017, was $2.0 million. Idaho Power posted $0.9 million cash collateral related to this amount. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2017, Idaho Power would have been required to pay or post collateral to its counterparties up to an additional $4.5 million to cover open liability positions as well as completed transactions that have not yet been paid.

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

IDACORP’s and Idaho Power’s assessment of a particular input's significance to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy. An item recorded at fair value is reclassified among levels when changes in the nature of valuation inputs cause the item to no longer meet the criteria for the level in which it was previously categorized. There were no transfers between levels or material changes in valuation techniques or inputs during the years ended December 31, 2017 and 2016.

The following table presents information about IDACORP’s and Idaho Power’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016 (in thousands of dollars):

	December 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds
IDACORP	$28,038	$—	$—	$28,038	$15,000	$—	$—	$15,000
Idaho Power	10,260	—	—	10,260	29,967	—	—	29,967
Derivatives	22	—	—	22	5,951	—	—	5,951
Trading securities: Equity securities	17	—	—	17	111	—	—	111
Available-for-sale securities: Equity securities	30,249	—	—	30,249	23,908	—	—	23,908
Liabilities:
Derivatives	$1,223	$2	$—	$1,225	$—	$—	$—	$—

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

The table below presents the carrying value and estimated fair value of financial instruments that are not reported at fair value, as of December 31, 2017 and 2016, using available market information and appropriate valuation methodologies (in thousands of dollars):

	December 31, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(thousands of dollars)
IDACORP
Assets:
Notes receivable(1)	$3,804	$3,804	$3,804	$3,804
Liabilities:
Long-term debt(1)	1,746,123	1,915,459	1,745,678	1,858,666
Idaho Power
Liabilities:
Long-term debt(1)	$1,746,123	$1,915,459	$1,745,678	$1,858,666

(1) Notes receivable and long-term debt are categorized as Level 3 and Level 2, respectively, of the fair value hierarchy, as defined earlier in this Note 16 - "Fair Value Measurements."

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

IDACORP’s other operating segments are below the quantitative and qualitative thresholds for reportable segments and are included in the “All Other” category in the table below. This category is comprised of IFS’s investments in affordable housing developments and historic rehabilitation projects, Ida-West’s joint venture investments in small hydroelectric generation projects, the remaining activities of IDACORP Energy Services Co., the successor to which wound down its energy marketing operations in 2003, and IDACORP’s holding company expenses.

The table below summarizes the segment information for IDACORP’s utility operations and the total of all other segments, and reconciles this information to total enterprise amounts (in thousands of dollars):

	Utility Operations	All Other	Eliminations	Consolidated Total
2017
Revenues	$1,344,893	$4,593	$—	$1,349,486
Operating income	302,408	1,943	—	304,351
Other income	23,550	191	—	23,741
Interest income	6,044	295	(211)	6,128
Equity-method income	9,267	2,107	—	11,374
Interest expense	83,660	297	(211)	83,746
Income before income taxes	257,609	4,239	—	261,848
Income tax expense (benefit)	51,262	(2,602)	—	48,660
Income attributable to IDACORP, Inc.	206,347	6,072	—	212,419
Total assets	5,995,435	143,696	(93,726)	6,045,405
Expenditures for long-lived assets	285,471	17	—	285,488

2016
Revenues	$1,259,353	$2,667	$—	$1,262,020
Operating income	265,491	6,285	—	271,776
Other income	27,658	6	—	27,664
Interest income	4,235	127	(121)	4,241
Equity-method income	10,855	2,016	—	12,871
Interest expense	81,812	344	(121)	82,035
Income before income taxes	226,427	8,090	—	234,517
Income tax expense (benefit)	37,185	(756)	—	36,429
Income attributable to IDACORP, Inc.	189,242	9,046	—	198,288
Total assets	6,236,744	73,137	(19,984)	6,289,897
Expenditures for long-lived assets	296,948	2	—	296,950

2015
Revenues	$1,267,505	$2,784	$—	$1,270,289
Operating income	282,252	(155)	—	282,097
Other income	25,868	37	—	25,905
Interest income	3,037	64	(62)	3,039
Equity-method income	9,773	1,355	—	11,128
Interest expense	81,718	278	(62)	81,934
Income before income taxes	239,211	1,024	—	240,235
Income tax expense (benefit)	48,228	(2,468)	—	45,760
Income attributable to IDACORP, Inc.	190,983	3,696	—	194,679
Total assets	5,968,835	71,704	(17,225)	6,023,314
Expenditures for long-lived assets	293,969	52	—	294,021

18. OTHER INCOME AND EXPENSE

The following table presents the components of IDACORP’s Other income, net and Idaho Power's Other (expense) income, net (in thousands of dollars):

IDACORP - Other income, net	2017	2016	2015
Interest and dividend income, net	$3,872	$4,466	$2,890
Carrying charges on regulatory assets	2,310	2,082	1,774
Other income	833	767	777
Income from life insurance investments	2,090	2,588	1,739
Other expense	(20)	(29)	(21)
Total	$9,085	$9,874	$7,159
Idaho Power - Other expense, net
Interest and dividend income, net	$3,787	$4,460	$2,889
Carrying charges on regulatory assets	2,310	2,082	1,774
Other income	644	761	739
SMSP expense	(8,164)	(9,203)	(9,937)
Income from life insurance investments	2,090	2,588	1,739
Other expense	(2,393)	(2,632)	(2,275)
Total	$(1,726)	$(1,944)	$(5,071)

19. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income includes net income and amounts related to the SMSP. The table below presents changes in components of accumulated other comprehensive income (AOCI), net of tax, during the years ended December 31, 2017, 2016, and 2015 (in thousands of dollars). Items in parentheses indicate reductions to AOCI.

	Year Ended December 31,
	2017	2016	2015
Defined benefit pension items
Balance at beginning of period	$(20,882)	$(21,276)	$(24,158)
Other comprehensive income before reclassifications	(7,872)	(1,859)	214
Amounts reclassified out of AOCI to net income	1,882	2,253	2,668
Net current-period other comprehensive income	(5,990)	394	2,882
Cumulative effect of change in accounting principle(1)	(4,092)	—	—
Balance at end of period	$(30,964)	$(20,882)	$(21,276)

(1)The cumulative effect of change in accounting principle relates to the adoption of ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. See Note 1 - "Summary of Significant Accounting Policies" for more information.

The table below presents the effects on net income of amounts reclassified out of components of AOCI and the income statement location of those amounts reclassified during the years ended December 31, 2017, 2016, and 2015 (in thousands of dollars). Items in parentheses indicate increases to net income.

	Amount Reclassified from AOCI
	Year Ended December 31,
	2017	2016	2015
Amortization of defined benefit pension items(1)
Prior service cost	$127	$168	$185
Net loss	2,963	3,532	4,195
Total before tax	3,090	3,700	4,380
Tax benefit(2)	(1,208)	(1,447)	(1,712)
Net of tax	1,882	2,253	2,668
Total reclassification for the period	$1,882	$2,253	$2,668

(1) Amortization of these items is included in IDACORP's consolidated income statements in other operating expenses and in Idaho Power's consolidated income statements in other expense, net.
(2) The tax benefit is included in income tax expense in the consolidated income statements of both IDACORP and Idaho Power.

20. RELATED PARTY TRANSACTIONS

IDACORP: Idaho Power performs corporate functions such as financial, legal, and management services for IDACORP and its subsidiaries. Idaho Power charges IDACORP for the costs of these services based on service agreements and other specifically identified costs. For these services, Idaho Power billed IDACORP $0.7 million in 2017, $0.8 million in 2016, and $0.9 million in 2015.

At December 31, 2017 and 2016, Idaho Power had a $57.3 million and $0.9 million payable to IDACORP, respectively, which was included in its accounts payable to affiliates balance on its consolidated balance sheets.

Ida-West: Idaho Power purchases all of the power generated by four of Ida-West’s hydroelectric projects located in Idaho. Idaho Power paid Ida-West $9.8 million in 2017, $7.8 million in 2016 and $8.1 million in 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of IDACORP, Inc.

We have audited the accompanying consolidated balance sheets of IDACORP, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the schedules listed in the Index at Item 8 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Boise, Idaho

February 22, 2018

We have served as the Company's auditor since 1932.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Idaho Power Company

We have audited the accompanying consolidated balance sheets of Idaho Power Company and subsidiary (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, retained earnings, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 8 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error of fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Boise, Idaho

February 22, 2018

 We have served as the Company's auditor since 1932.

SUPPLEMENTAL FINANCIAL INFORMATION, UNAUDITED

QUARTERLY FINANCIAL DATA

The following unaudited information is presented for each quarter of 2017 and 2016 (in thousands of dollars, except for per share amounts). In the opinion of each company, all adjustments necessary for a fair statement of such amounts for such periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Accordingly, earnings information for any three-month period should not be considered as a basis for estimating operating results for a full fiscal year. Amounts are based upon quarterly statements and the sum of the quarters may not equal the annual amount reported.

	Quarter Ended
	March 31	June 30	September 30	December 31
IDACORP, Inc.
2017
Revenues	$302,544	$333,006	$408,324	$305,612
Operating income	50,815	79,110	120,914	53,512
Net income	33,006	50,096	91,076	39,010
Net income attributable to IDACORP, Inc.	33,102	49,831	90,634	38,852
Basic earnings per share	$0.66	$0.99	$1.80	$0.77
Diluted earnings per share	$0.66	$0.99	$1.80	$0.77
2016
Revenues	$280,956	$315,436	$372,045	$293,583
Operating income	43,818	76,953	97,928	53,077
Net income	25,530	56,386	83,017	33,155
Net income attributable to IDACORP, Inc.	25,729	56,246	83,100	33,213
Basic earnings per share	$0.51	$1.12	$1.65	$0.66
Diluted earnings per share	$0.51	$1.12	$1.65	$0.66
Idaho Power Company
2017
Revenues	$301,964	$331,768	$406,655	$304,506
Income from operations	53,579	81,021	122,541	55,803
Net income	32,482	48,381	88,329	37,155
2016
Revenues	$280,566	$314,411	$371,474	$292,902
Income from operations	47,124	79,409	100,928	49,836
Net income	25,534	54,807	80,029	28,872

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures - IDACORP, Inc.

The Chief Executive Officer and Chief Financial Officer of IDACORP, Inc., based on their evaluation of IDACORP, Inc.’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2017, have concluded that IDACORP, Inc.’s disclosure controls and procedures are effective as of that date.

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

IDACORP’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2017. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on its assessment, management concluded that, as of December 31, 2017, IDACORP’s internal control over financial reporting is effective based on those criteria.

IDACORP’s independent registered public accounting firm has audited the financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2017 and issued a report, which appears on the next page and expresses an unqualified opinion on the effectiveness of IDACORP’s internal control over financial reporting as of December 31, 2017.

February 22, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of IDACORP, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of IDACORP, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2017 of the Company and our report dated February 22, 2018 expressed an unqualified opinion on those financial statements and financial statement schedules.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Boise, Idaho

February 22, 2018

Disclosure Controls and Procedures - Idaho Power Company

The Chief Executive Officer and Chief Financial Officer of Idaho Power Company, based on their evaluation of Idaho Power Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2017, have concluded that Idaho Power Company's disclosure controls and procedures are effective as of that date.

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

Idaho Power’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2017. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on its assessment, management concluded that, as of December 31, 2017, Idaho Power’s internal control over financial reporting is effective based on those criteria.

Idaho Power’s independent registered public accounting firm has audited the financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2017 and issued a report which appears on the next page and expresses an unqualified opinion on the effectiveness of Idaho Power’s internal control over financial reporting as of December 31, 2017.

February 22, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and Board of Directors of Idaho Power Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Idaho Power Company and subsidiary (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2017 of the Company and our report dated February 22, 2018 expressed an unqualified opinion on those financial statements and financial statement schedule.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Boise, Idaho

February 22, 2018

Changes in Internal Control Over Financial Reporting - IDACORP, Inc. and Idaho Power Company

There have been no changes in IDACORP, Inc.’s or Idaho Power Company’s internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, IDACORP, Inc.’s or Idaho Power Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The portions of IDACORP’s definitive proxy statement appearing under the captions “Proposal No. 1: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board of Directors - Committees of the Board of Directors - Audit Committee,” “Corporate Governance at IDACORP - Codes of Business Conduct,” and "Corporate Governance at IDACORP - Certain Relationships and Related Transactions" to be filed pursuant to Regulation 14A for the 2018 annual meeting of shareholders are hereby incorporated by reference.

Information regarding IDACORP’s executive officers required by this item appears in Item 1 of this report under “Executive Officers of the Registrants.”

ITEM 11. EXECUTIVE COMPENSATION

The portion of IDACORP’s definitive proxy statement appearing under the caption “Executive Compensation” to be filed pursuant to Regulation 14A for the 2018 annual meeting of shareholders is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The portion of IDACORP’s definitive proxy statement appearing under the caption “Security Ownership of Directors, Executive Officers, and Five-Percent Shareholders” to be filed pursuant to Regulation 14A for the 2018 annual meeting of shareholders is hereby incorporated by reference. The table below includes information as of December 31, 2017, with respect to the IDACORP 2000 Long-Term Incentive and Compensation Plan (LTICP) pursuant to which equity securities of IDACORP may be issued.

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	69,241	(1)	$—	(2)	836,220	(3)
Equity compensation plans not approved by shareholders	—		$—		—
Total	69,241		$—		836,220

(1) Represents shares subject to outstanding time-based restricted stock units and performance-based units (at target).
(2) Time-based restricted stock units and performance-based units have no exercise price.
(3) Shares under the LTICP may be issued in connection with stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, or other equity-based awards. The number of shares listed in this column excludes (i) issued but unvested performance-based restricted shares, and (ii) issued but unvested time-based restricted shares, in both cases as of December 31, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The portions of IDACORP’s definitive proxy statement appearing under the captions “Certain Relationships and Related Transactions” and “Corporate Governance at IDACORP – Director Independence and Executive Sessions” to be filed pursuant to Regulation 14A for the 2018 annual meeting of shareholders are hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

IDACORP: The portion of IDACORP’s definitive proxy statement appearing under the caption “Independent Accountant Billings” in the proxy statement to be filed pursuant to Regulation 14A for the 2018 annual meeting of shareholders is hereby incorporated by reference.

Idaho Power: The table below presents the aggregate fees of Idaho Power's principal independent registered public accounting firm, Deloitte & Touche LLP, billed or is expected to bill to Idaho Power for the fiscal years ended December 31, 2017 and 2016:

	2017	2016
Audit fees	$1,379,000	$1,344,108
Audit-related fees(1)	39,400	25,000
Tax fees(2)	40,000	4,117
All other fees(3)	2,000	2,000
Total	$1,460,400	$1,375,225

(1) Includes accounting-related consultation services in 2017 and agreed-upon procedures in connection with Bonneville Power Administration's evaluation of Idaho Power's compliance with its Residential Exchange Program in 2016.

(2) Includes fees for consultation related to tax planning.
(3) Accounting research tool subscription.

Policy on Audit Committee Pre-Approval:

Idaho Power and the Audit Committee are committed to ensuring the independence of the independent registered public accounting firm, both in fact and in appearance. In this regard, the Audit Committee has established and periodically reviews a pre-approval policy for audit and non-audit services. For 2017 and 2016, all audit and non-audit services and all fees paid in connection with those services were pre-approved by the Audit Committee.

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

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith
2	Agreement and Plan of Exchange between IDACORP, Inc. and Idaho Power Company, dated as of February 2, 1998	S-4	333-48031	A	3/16/1998
3.1	Restated Articles of Incorporation of Idaho Power Company as filed with the Secretary of State of Idaho on June 30, 1989	S-3 Post-Effective Amend. No. 2	33-00440*	4(a)(xiii)	6/30/1989
3.2
Statement of Resolution Establishing Terms of Flexible Auction Series A, Serial Preferred Stock, Without Par Value (cumulative stated value of $100,000 per share) of Idaho Power Company, as filed with the Secretary of State of Idaho on November 5, 1991
		S-3	33-65720*	4(a)(ii)	7/7/1993
3.3
Statement of Resolution Establishing Terms of 7.07% Serial Preferred Stock, Without Par Value (cumulative stated value of $100 per share) of Idaho Power Company, as filed with the Secretary of State of Idaho on June 30, 1993
		S-3	33-65720*	4(a)(iii)	7/7/1993
3.4	Articles of Share Exchange, as filed with the Secretary of State of Idaho on September 29, 1998	S-8 Post-Effective Amend. No. 1	33-56071-99	3(d)	10/1/1998
3.5	Articles of Amendment to Restated Articles of Incorporation of Idaho Power Company, as filed with the Secretary of State of Idaho on June 15, 2000	10-Q	1-3198	3(a)(iii)	8/4/2000
3.6	Articles of Amendment to Restated Articles of Incorporation of Idaho Power Company, as filed with the Secretary of State of Idaho on January 21, 2005	8-K	1-3198	3.3	1/26/2005
3.7	Articles of Amendment to Restated Articles of Incorporation of Idaho Power Company, as amended, as filed with the Secretary of State of Idaho on November 19, 2007	8-K	1-3198	3.3	11/19/2007

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith
3.8	Articles of Amendment to Restated Articles of Incorporation of Idaho Power Company, as amended, as filed with the Secretary of State of Idaho on May 18, 2012	8-K	1-3198	3.14	5/21/2012
3.9	Amended Bylaws of Idaho Power Company, amended on November 15, 2007 and presently in effect	8-K	1-3198	3.2	11/19/2007
3.10	Articles of Incorporation of IDACORP, Inc.	S-3	333-64737	3.1	11/4/1998
3.11	Articles of Amendment to Articles of Incorporation of IDACORP, Inc. as filed with the Secretary of State of Idaho on March 9, 1998	S-3 Amend. No. 1	333-64737	3.2	11/4/1998
3.12	Articles of Amendment to Articles of Incorporation of IDACORP, Inc. creating A Series Preferred Stock, without par value, as filed with the Secretary of State of Idaho on September 17, 1998	S-3 Post-Effective Amend. No. 1	333-00139-99	3(b)	9/22/1998
3.13	Articles of Amendment to Articles of Incorporation of IDACORP, Inc., as amended, as filed with the Secretary of State of Idaho on May 18, 2012	8-K	1-14465	3.13	5/21/2012
3.14	Amended and Restated Bylaws of IDACORP, Inc., amended on October 29, 2014 and presently in effect	10-Q	1-14465	3.15	10/30/2014
4.1	Mortgage and Deed of Trust, dated as of October 1, 1937, between Idaho Power Company and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company) and R. G. Page, as Trustees		2-3413*	B-2
4.2	Idaho Power Company Supplemental Indentures to Mortgage and Deed of Trust:
	File number 1-MD, as Exhibit B-2-a, First, July 1, 1939*
	File number 2-5395, as Exhibit 7-a-3, Second, November 15, 1943*
	File number 2-7237, as Exhibit 7-a-4, Third, February 1, 1947*
	File number 2-7502, as Exhibit 7-a-5, Fourth, May 1, 1948*
	File number 2-8398, as Exhibit 7-a-6, Fifth, November 1, 1949*
	File number 2-8973, as Exhibit 7-a-7, Sixth, October 1, 1951*
	File number 2-12941, as Exhibit 2-C-8, Seventh, January 1, 1957*
	File number 2-13688, as Exhibit 4-J, Eighth, July 15, 1957*
	File number 2-13689, as Exhibit 4-K, Ninth, November 15, 1957*
	File number 2-14245, as Exhibit 4-L, Tenth, April 1, 1958*
	File number 2-14366, as Exhibit 2-L, Eleventh, October 15, 1958*
	File number 2-14935, as Exhibit 4-N, Twelfth, May 15, 1959*
	File number 2-18976, as Exhibit 4-O, Thirteenth, November 15, 1960*
	File number 2-18977, as Exhibit 4-Q, Fourteenth, November 1, 1961*
	File number 2-22988, as Exhibit 4-B-16, Fifteenth, September 15, 1964*
	File number 2-24578, as Exhibit 4-B-17, Sixteenth, April 1, 1966*
	File number 2-25479, as Exhibit 4-B-18, Seventeenth, October 1, 1966*
	File number 2-45260, as Exhibit 2(c), Eighteenth, September 1, 1972*
	File number 2-49854, as Exhibit 2(c), Nineteenth, January 15, 1974*
	File number 2-51722, as Exhibit 2(c)(i), Twentieth, August 1, 1974*
	File number 2-51722, as Exhibit 2(c)(ii), Twenty-first, October 15, 1974*
	File number 2-57374, as Exhibit 2(c), Twenty-second, November 15, 1976*
	File number 2-62035, as Exhibit 2(c), Twenty-third, August 15, 1978*
	File number 33-34222, as Exhibit 4(d)(iii), Twenty-fourth, September 1, 1979*
	File number 33-34222, as Exhibit 4(d)(iv), Twenty-fifth, November 1, 1981*
	File number 33-34222, as Exhibit 4(d)(v), Twenty-sixth, May 1, 1982*
	File number 33-34222, as Exhibit 4(d)(vi), Twenty-seventh, May 1, 1986*
	File number 33-00440, as Exhibit 4(c)(iv), Twenty-eighth, June 30, 1989*
	File number 33-34222, as Exhibit 4(d)(vii), Twenty-ninth, January 1, 1990*
	File number 33-65720, as Exhibit 4(d)(iii), Thirtieth, January 1, 1991*
	File number 33-65720, as Exhibit 4(d)(iv), Thirty-first, August 15, 1991*

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith
	File number 33-65720, as Exhibit 4(d)(v), Thirty-second, March 15, 1992*
	File number 33-65720, as Exhibit 4(d)(vi), Thirty-third, April 1, 1993*
	File number 1-3198, Form 8-K, filed on 12/20/93, as Exhibit 4, Thirty-fourth, December 1, 1993*
	File number 1-3198, Form 8-K, filed on 11/21/00, as Exhibit 4, Thirty-fifth, November 1, 2000
	File number 1-3198, Form 8-K, filed on 10/1/01, as Exhibit 4, Thirty-sixth, October 1, 2001
	File number 1-3198, Form 8-K, filed on 4/16/03, as Exhibit 4, Thirty-seventh, April 1, 2003
	File number 1-3198, Form 10-Q for the quarter ended June 30, 2003, filed on 8/7/03, as Exhibit 4(a)(iii), Thirty-eighth, May 15, 2003
	File number 1-3198, Form 10-Q for the quarter ended September 30, 2003, filed on 11/6/03, as Exhibit 4(a)(iv), Thirty-ninth, October 1, 2003
	File number 1-3198, Form 8-K filed on 5/10/05, as Exhibit 4, Fortieth, May 1, 2005
	File number 1-3198, Form 8-K filed on 10/10/06, as Exhibit 4, Forty-first, October 1, 2006
	File number 1-3198, Form 8-K filed on 6/4/07, as Exhibit 4, Forty-second, May 1, 2007
	File number 1-3198, Form 8-K filed on 9/26/07, as Exhibit 4, Forty-third, September 1, 2007
	File number 1-3198, Form 8-K filed on 4/3/08, as Exhibit 4, Forty-fourth, April 1, 2008
	File number 1-3198, Form 10-K filed on 2/23/10, as Exhibit 4.10, Forty-fifth, February 1, 2010
	File number 1-3198, Form 8-K filed on 6/18/10, as Exhibit 4, Forty-sixth, June 1, 2010
	File number 1-3198, Form 8-K filed on 7/12/2013, as Exhibit 4.1, Forty-seventh, July 1, 2013
	File number 1-3198, Form 8-K filed on 9/27/2016, as Exhibit 4.1, Forty-eighth, September 1, 2016
4.3	Instruments relating to Idaho Power Company American Falls bond guarantee (see Exhibit 10.16)	10-Q	1-3198	4(b)	8/4/2000
4.4	Agreement of Idaho Power Company to furnish certain debt instruments	S-3	33-65720*	4(f)	7/7/1993
4.5	Agreement of IDACORP, Inc. to furnish certain debt instruments	10-Q	1-14465	4(c)(ii)	11/6/2003
4.6	Agreement and Plan of Merger dated March 10, 1989, between Idaho Power Company, a Maine corporation, and Idaho Power Migrating Corporation	S-3 Post-Effective Amend. No. 2	33-00440*	2(a)(iii)	6/30/1989
4.7	Indenture for Senior Debt Securities dated as of February 1, 2001, between IDACORP, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as trustee	8-K	1-14465	4.1	2/28/2001
4.8	First Supplemental Indenture dated as of February 1, 2001 to Indenture for Senior Debt Securities dated as of February 1, 2001 between IDACORP, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as trustee	8-K	1-14465	4.2	2/28/2001
4.9	Indenture for Debt Securities dated as of August 1, 2001 between Idaho Power Company and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as trustee	S-3	333-67748	4.13	8/16/2001
4.10	Idaho Power Company Instrument of Further Assurance relating to Mortgage and Deed of Trust, dated as of August 3, 2010	10-Q	1-3198	4.12	8/5/2010
10.1	Amended and Restated Agreement for the Operation of the Jim Bridger Project, dated December 11, 2014, between Idaho Power Company and PacifiCorp	10-K	1-14465, 1-3198	10.4	2/19/2015
10.2	Amended and Restated Agreement for the Ownership of the Jim Bridger Project, dated December 11, 2014, between Idaho Power Company and PacifiCorp	10-K	1-14465, 1-3198	10.5	2/19/2015
10.3	Framework Agreement, dated October 1, 1984, between the State of Idaho and Idaho Power Company relating to Idaho Power Company's Swan Falls and Snake River water rights	S-3	33-65720*	10(h)	7/7/1993
10.4	Agreement, dated October 25, 1984, between the State of Idaho and Idaho Power Company, relating to the agreement filed as Exhibit 10.13	S-3	33-65720*	10(h)(i)	7/7/1993

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith
10.5	Contract to Implement, dated October 25, 1984, between the State of Idaho and Idaho Power Company, relating to the agreement filed as Exhibit 10.13	S-3	33-65720*	10(h)(ii)	7/7/1993
10.6	Settlement Agreement, dated March 25, 2009, between the State of Idaho and Idaho Power Company relating to the agreement filed as Exhibit 10.13	10-Q	1-14465*	10.58	5/7/2009
10.7
Agreement Regarding the Ownership, Construction, Operation and Maintenance of the Milner Hydroelectric Project (FERC No. 2899), dated January 22, 1990, between Idaho Power Company and the Twin Falls Canal Company and the Northside Canal Company Limited
		S-3	33-65720*	10(m)	7/7/1993
10.8	Credit Agreement, dated November 6, 2015, among IDACORP, Inc., Wells Fargo Bank, National Association, as administrative agent, swingline lender, and LC issuer, JPMorgan Chase Bank, N.A., as syndication agent and LC issuer, KeyBank National Association and MUFG Union Bank, N.A., as documentation agents and LC Issuers, and Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, Keybanc Capital Markets Inc., and MUFG Union Bank, N.A. as joint lead arrangers and joint book runners, and the other lenders named therein	8-K	1-14465, 1-3198	10.1	11/9/2015
10.9	Credit Agreement, dated November 6, 2015, among Idaho Power Company, Wells Fargo Bank, National Association, as administrative agent, swingline lender, and LC issuer, JPMorgan Chase Bank, N.A., as syndication agent and LC issuer, KeyBank National Association and MUFG Union Bank, N.A., as documentation agents and LC Issuers, and Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, Keybanc Capital Markets, Inc., and MUFG Union Bank, N.A. as joint lead arrangers and joint book runners, and the other lenders named therein	8-K	1-14465, 1-3198	10.2	11/9/2015
10.10	Letter Agreement, effective as of November 7, 2016, among IDACORP, Inc., Wells Fargo Bank, National Association, as administrative agent, swingline lender, and LC issuer, JPMorgan Chase Bank, N.A., as syndication agent and LC issuer, KeyBank National Association and MUFG Union Bank, N.A., as documentation agents and LC Issuers, and Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, Keybanc Capital Markets Inc., and MUFG Union Bank, N.A. as joint lead arrangers and joint book runners, and the other lenders named therein, extending term of Credit Agreement	10-K	1-14465, 1-3198	10.20	2/23/2017
10.11	Letter Agreement, effective as of November 7, 2016, among Idaho Power Company, Wells Fargo Bank, National Association, as administrative agent, swingline lender, and LC issuer, JPMorgan Chase Bank, N.A., as syndication agent and LC issuer, KeyBank National Association and MUFG Union Bank, N.A., as documentation agents and LC Issuers, and Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, Keybanc Capital Markets, Inc., and MUFG Union Bank, N.A. as joint lead arrangers and joint book runners, and the other lenders named therein, extending term of Credit Agreement	10-K	1-14465, 1-3198	10.21	2/23/2017
10.12
Letter Agreement, effective as of November 7, 2017, among IDACORP, Inc., Wells Fargo Bank, National Association, as administrative agent, swingline lender, and LC issuer, JPMorgan Chase Bank, N.A., as syndication agent and LC issuer, KeyBank National Association and MUFG Union Bank, N.A., as documentation agents and LC Issuers, and Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, Keybanc Capital Markets, Inc. and MUFG Union Bank, N.A. as joint lead arrangers and joint book runners, and the other lenders named therein, extending the term of the Credit Agreement
						X

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith
10.13
Letter Agreement, effective as of November 7, 2017, among Idaho Power Company, Wells Fargo Bank, National Association, as administrative agent, swingline lender, and LC issuer, JPMorgan Chase Bank, N.A., as syndication agent and LC issuer, KeyBank National Association and MUFG Union Bank, N.A., as documentation agents and LC Issuers, and Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, Keybanc Capital Markets, Inc. and MUFG Union Bank, N.A. as joint lead arrangers and joint book runners, and the other lenders named therein, extending the term of the Credit Agreement
						X
10.14	Loan Agreement, dated October 1, 2006, between Sweetwater County, Wyoming and Idaho Power Company	8-K	1-3198	10.1	10/10/2006
10.15	Guaranty Agreement, dated February 10, 1992, between Idaho Power Company and New York Life Insurance Company, as Note Purchaser, relating to $11,700,000 Guaranteed Notes due 2017 of Milner Dam Inc.	S-3	33-65720*	10(m)(i)	7/7/1993
10.16
Guaranty Agreement, dated April 11, 2000, between Idaho Power Company and Bank One Trust Company, N.A., as Trustee, relating to $19,885,000 American Falls Replacement Dam Refinancing Bonds of the American Falls Reservoir District, Idaho
		10-Q	1-3198	10(c)	8/4/2000
10.17[1]	Idaho Power Company Security Plan for Senior Management Employees I, amended and restated effective December 31, 2004, and as further amended November 20, 2008	10-K	1-14465, 1-3198	10.15	2/26/2009
10.18[1]	Amendment, dated September 19, 2012, to the Idaho Power Company Security Plan for Senior Management Employees I	10-Q	1-14465, 1-3198	10.62	11/1/2012
10.19[1]	Idaho Power Company Security Plan for Senior Management Employees II, as amended and restated February 8, 2017	10-K	1-14465, 1-3198	10.31	2/23/2017
10.20[1]	Idaho Power Company Security Plan for Board of Directors - a non-qualified deferred compensation plan, as amended and restated effective July 20, 2006	10-Q	1-14465, 1-3198	10(h)(viii)	11/2/2006
10.21[1]	IDACORP, Inc. Non-Employee Directors Stock Compensation Plan, as amended November 19, 2015	10-K	1-14465, 1-3198	10.34	2/18/2016
10.22[1]	IDACORP, Inc. Non-Employee Directors Stock Compensation Plan, as amended November 16, 2017					X
10.23[1]	Form of Officer Indemnification Agreement between IDACORP, Inc. and Officers of IDACORP, Inc. and Idaho Power Company, as amended July 20, 2006	10-Q	1-14465, 1-3198	10(h)(xix)	11/2/2006
10.24[1]	Form of Director Indemnification Agreement between IDACORP, Inc. and Directors of IDACORP, Inc., as amended July 20, 2006	10-Q	1-14465, 1-3198	10(h)(xx)	11/2/2006
10.25[1]	Form of Amended and Restated Change in Control Agreement between IDACORP, Inc. and Officers of IDACORP and Idaho Power Company (senior vice president and higher), approved November 20, 2008	10-K	1-14465, 1-3198	10.24	2/26/2009
10.26[1]	Form of Amended and Restated Change in Control Agreement between IDACORP, Inc. and Officers of IDACORP and Idaho Power Company (below senior vice president), approved November 20, 2008	10-K	1-14465, 1-3198	10.25	2/26/2009
10.27[1]	Form of Amended and Restated Change in Control Agreement between IDACORP, Inc. and Officers of IDACORP, Inc. and Idaho Power Company, approved March 17, 2010	8-K	1-14465, 1-3198	10.1	3/24/2010
10.28[1]	IDACORP, Inc. and/or Idaho Power Company Executive Officers with Amended and Restated Change in Control Agreements chart, as of February 8, 2018					X
10.29[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan, as amended and restated February 9, 2017	10-K	1-14465, 1-3198	10.41	2/23/2017
10.30[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Restricted Unit Award Agreement (Time Vesting)	10-K	1-14465, 1-3198	10.42	2/23/2017

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith
10.31[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Performance Unit Award Agreement (Performance with Total Shareholder Return Goal)	10-K	1-14465, 1-3198	10.43	2/23/2017
10.32[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Performance Unit Award Agreement (Performance with Cumulative Earnings Per Share Goal)	10-K	1-14465, 1-3198	10.44	2/23/2017
10.33[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Restricted Stock Award Agreement (Time Vesting) (For 2016 Outstanding Awards)	10-K	1-14465, 1-3198	10.43	2/19/2015
10.34[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Performance Share Award Agreement (Performance with Two Goals) (For 2016 Outstanding Awards)	10-K	1-14465, 1-3198	10.44	2/19/2015
10.35[1]	IDACORP, Inc. Executive Incentive Plan, as amended and restated February 11, 2016	10-K	1-14465, 1-3198	10.47	2/18/2016
10.36[1]	Idaho Power Company Executive Deferred Compensation Plan, effective November 15, 2000, as amended November 20, 2008	10-K	1-14465, 1-3198	10.32	2/26/2009
10.37[1]	IDACORP, Inc. and Idaho Power Company Compensation for Non-Employee Directors of the Board of Directors, effective January 1, 2018					X
10.38[1]	Form of IDACORP, Inc. Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.46	2/26/2009
10.39[1]	Form of Letter Agreement to Amend Outstanding IDACORP, Inc. Director Deferred Compensation Agreement (November 16, 2008)	10-K	1-14465, 1-3198	10.47	2/26/2009
10.40[1]	Form of Amendment to IDACORP, Inc. Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.48	2/26/2009
10.41[1]	Form of Termination of IDACORP, Inc. Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.49	2/26/2009
10.42[1]	Form of Idaho Power Company Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.50	2/26/2009
10.43[1]	Form of Letter Agreement to Amend Outstanding Idaho Power Company Director Deferred Compensation Agreement (November 16, 2008)	10-K	1-14465, 1-3198	10.51	2/26/2009
10.44[1]	Form of Amendment to Idaho Power Company Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.52	2/26/2009
10.45[1]	Form of Termination of Idaho Power Company Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.53	2/26/2009
10.46[1]	Idaho Power Company Restated Employee Savings Plan, as restated as of January 1, 2016	10-K	1-14465, 1-3198	10.59	2/18/2016
10.47[1]	Amendment, dated effective December 1, 2016, to the Idaho Power Company Restated Employee Savings Plan, as restated as of January 1, 2016	10-K	1-14465, 1-3198	10.61	2/23/2017
10.48[1]	Amendment to the Idaho Power Company Security Plan for Senior Management Employees II, as amended May 17, 2017	10-Q	1-14465, 1-3198	10.1	8/3/2017
10.49[1]	Second Amendment to the Idaho Power Company Employee Savings Plan, as amended January 1, 2018	10-Q	1-14465, 1-3198	10.1	11/2/2017
12.1	IDACORP, Inc. Computation of Ratio of Earnings to Fixed Charges and Supplemental Ratio of Earnings to Fixed Charges					X
12.2	Idaho Power Company Computation of Ratio of Earnings to Fixed Charges and Supplemental Ratio of Earnings to Fixed Charges					X
21.1	Subsidiaries of IDACORP, Inc.					X
23.1	Consent of Registered Independent Accounting Firm					X
23.2	Consent of Registered Independent Accounting Firm					X
31.1	IDACORP, Inc. Rule 13a-14(a) CEO certification					X
31.2	IDACORP, Inc. Rule 13a-14(a) CFO certification					X
31.3	Idaho Power Rule 13a-14(a) CEO certification					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith
31.4	Idaho Power Rule 13a-14(a) CFO certification					X
32.1	IDACORP, Inc. Section 1350 CEO certification					X
32.2	IDACORP, Inc. Section 1350 CFO certification					X
32.3	Idaho Power Section 1350 CEO certification					X
32.4	Idaho Power Section 1350 CFO certification					X
95.1	Mine Safety Disclosures					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

* Exhibit originally filed with the U.S. Securities and Exchange Commission in paper format and as such, a hyperlink is not available.
(1) Management contract or compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY

None.

IDACORP, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2017	2016	2015
	(thousands of dollars)
Income:
Equity in income of subsidiaries	$211,974	$198,061	$194,426
Investment income	26	3	1
Total income	212,000	198,064	194,427
Expenses:
Operating expenses	708	716	831
Interest expense	294	333	276
Other expenses	30	45	45
Total expenses	1,032	1,094	1,152
Income from Before Income Taxes	210,968	196,970	193,275
Income Tax Benefit	(1,451)	(1,318)	(1,404)
Net Income Attributable to IDACORP, Inc.	212,419	198,288	194,679
Other comprehensive (loss) income	(5,990)	394	2,882
Comprehensive Income Attributable to IDACORP, Inc.	$206,429	$198,682	$197,561

The accompanying note is an integral part of these statements.
IDACORP, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(thousands of dollars)
Operating Activities:
Net cash provided by operating activities	$113,849	$139,077	$100,465
Investing Activities:
Net cash provided by (used in) investing activities	—	—	—
Financing Activities:
Dividends on common stock	(113,127)	(104,985)	(96,810)
Decrease in short-term borrowings	—	(20,000)	(11,300)
Change in intercompany notes payable	17,097	2,421	5,572
Other	(3,321)	(3,422)	(1,675)
Net cash used in financing activities	(99,351)	(125,986)	(104,213)
Net increase (decrease) in cash and cash equivalents	14,498	13,091	(3,748)
Cash and cash equivalents at beginning of year	15,119	2,028	5,776
Cash and cash equivalents at end of year	$29,617	$15,119	$2,028

The accompanying note is an integral part of these statements.

IDACORP, INC.
CONDENSED BALANCE SHEETS

	December 31,
	2017	2016
Assets	(thousands of dollars)
Current Assets:
Cash and cash equivalents	$29,617	$15,119
Receivables	52,359	1,065
Income taxes receivable	—	—
Other	98	101
Total current assets	82,074	16,285
Investment in subsidiaries	2,189,017	2,098,818
Other Assets:
Deferred income taxes	34,040	66,411
Other	374	385
Total other assets	34,414	66,796
Total assets	$2,305,505	$2,181,899
Liabilities and Shareholders’ Equity
Current Liabilities:
Notes payable	$—	$—
Accounts payable	17	6
Taxes accrued	17,423	8,476
Other	626	660
Total current liabilities	18,066	9,142
Other Liabilities:
Intercompany notes payable	35,140	17,834
Other	914	1,017
Total other liabilities	36,054	18,851
IDACORP, Inc. Shareholders’ Equity	2,251,385	2,153,906
Total Liabilities and Shareholders' Equity	$2,305,505	$2,181,899
The accompanying note is an integral part of these statements.

NOTE TO CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Pursuant to rules and regulations of the U.S. Securities and Exchange Commission, the unconsolidated condensed financial statements of IDACORP, Inc. do not reflect all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the 2017 Form 10-K, Part II, Item 8.

Accounting for Subsidiaries: IDACORP has accounted for the earnings of its subsidiaries under the equity method of accounting in these unconsolidated condensed financial statements. Included in net cash provided by operating activities in the condensed statements of cash flows are dividends that IDACORP subsidiaries paid to IDACORP of $116 million, $108 million, and $99 million in 2017, 2016, and 2015, respectively.

IDACORP, INC.
SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2017, 2016, and 2015

Column A	Column B	Column C		Column D	Column E
		Additions
			Charged
	Balance at	Charged	(Credited)		Balance at
	Beginning	to	to Other		End
Classification	of Year	Income	Accounts	Deductions(1)	of Year
	(thousands of dollars)
2017:
Reserves deducted from applicable assets
Reserve for uncollectible accounts	$1,132	$5,753	$324	$5,016	$2,193
Reserve for uncollectible notes	402	—	—	—	402
Other Reserves:
Injuries and damages	1,792	687	—	1,010	1,469
2016:
Reserves deducted from applicable assets
Reserve for uncollectible accounts	$1,355	$3,917	$263	$4,403	$1,132
Reserve for uncollectible notes	552	—	—	150	402
Other Reserves:
Injuries and damages	1,874	848	—	930	1,792
2015:
Reserves deducted from applicable assets
Reserve for uncollectible accounts	$2,104	$3,327	$819	$4,895	$1,355
Reserve for uncollectible notes	552	—	—	—	552
Other Reserves:
Injuries and damages	1,995	890	—	1,011	1,874
(1) Represents deductions from the reserves for purposes for which the reserves were created. In the case of uncollectible accounts, and notes reserves, includes reversals of amounts previously reserved.

IDAHO POWER COMPANY
SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2017, 2016, and 2015

Column A	Column B	Column C		Column D	Column E
		Additions
			Charged
	Balance at	Charged	(Credited)		Balance at
	Beginning	to	to Other		End
Classification	of Year	Income	Accounts	Deductions(1)	of Year
	(thousands of dollars)
2017:
Reserves deducted from applicable assets
Reserve for uncollectible accounts	$1,132	$5,753	$324	$5,016	$2,193
Other Reserves:
Injuries and damages	1,792	687	—	1,010	1,469
2016:
Reserves deducted from applicable assets
Reserve for uncollectible accounts	$1,355	$3,917	$263	$4,403	$1,132
Other Reserves:
Injuries and damages	1,874	848	—	930	1,792
2015:
Reserves deducted from applicable assets
Reserve for uncollectible accounts	$2,104	$3,327	$819	$4,895	$1,355
Other Reserves:
Injuries and damages	1,995	890	—	1,011	1,874
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

February 22, 2018		IDACORP, INC.
Date
	By:	/s/ Darrel T. Anderson
Darrel T. Anderson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert A. Tinstman	Chairman of the Board	February 22, 2018
Robert A. Tinstman

/s/ Darrel T. Anderson	(Principal Executive Officer)	February 22, 2018
Darrel T. Anderson
President and Chief Executive Officer and Director

/s/ Steven R. Keen	(Principal Financial Officer)	February 22, 2018
Steven R. Keen
Senior Vice President, Chief Financial
Officer, and Treasurer

/s/ Kenneth W. Petersen	(Principal Accounting Officer)	February 22, 2018
Kenneth W. Petersen
Vice President, Controller, and Chief Accounting Officer

/s/ Thomas Carlile	Director	February 22, 2018
Thomas Carlile

/s/ Richard J. Dahl	Director	February 22, 2018
Richard J. Dahl

/s/ Annette G. Elg	Director	February 22, 2018
Annette G. Elg

/s/ Ronald W. Jibson	Director	February 22, 2018
Ronald W. Jibson

/s/ Judith A. Johansen	Director	February 22, 2018
Judith A. Johansen

/s/ Dennis L. Johnson	Director	February 22, 2018
Dennis L. Johnson

/s/ J. LaMont Keen	Director	February 22, 2018
J. LaMont Keen

/s/ Christine King	Director	February 22, 2018
Christine King

/s/ Richard J. Navarro	Director	February 22, 2018
Richard J. Navarro

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 22, 2018		Idaho Power Company
Date
	By:	/s/ Darrel T. Anderson
Darrel T. Anderson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert A. Tinstman	Chairman of the Board	February 22, 2018
Robert A. Tinstman

/s/ Darrel T. Anderson	(Principal Executive Officer)	February 22, 2018
Darrel T. Anderson
President and Chief Executive Officer and Director

/s/ Steven R. Keen	(Principal Financial Officer)	February 22, 2018
Steven R. Keen
Senior Vice President, Chief Financial
Officer, and Treasurer

/s/ Kenneth W. Petersen	(Principal Accounting Officer)	February 22, 2018
Kenneth W. Petersen
Vice President, Controller, and Chief Accounting Officer

/s/ Thomas Carlile	Director	February 22, 2018
Thomas Carlile

/s/ Richard J. Dahl	Director	February 22, 2018
Richard J. Dahl

/s/ Annette G. Elg	Director	February 22, 2018
Annette G. Elg

/s/ Ronald W. Jibson	Director	February 22, 2018
Ronald W. Jibson

/s/ Judith A. Johansen	Director	February 22, 2018
Judith A. Johansen

/s/ Dennis L. Johnson	Director	February 22, 2018
Dennis L. Johnson

/s/ J. LaMont Keen	Director	February 22, 2018
J. LaMont Keen

/s/ Christine King	Director	February 22, 2018
Christine King

/s/ Richard J. Navarro	Director	February 22, 2018
Richard J. Navarro