Form 10-Q
period 2018-03-31
IDACORP INC; IDAHO POWER CO
filed 2018-05-03
CIK 1057877, 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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

Idaho Power Company:
Large accelerated filer __ Accelerated filer __ Non-accelerated  filer X (Do not check if a smaller reporting company)
Smaller reporting company __
Emerging growth company __

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange
Act. __

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).
IDACORP, Inc.: Yes __ No X       Idaho Power Company: Yes __ No X

Number of shares of common stock outstanding as of April 27, 2018:
IDACORP, Inc.:        50,391,950
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

COMMONLY USED TERMS

The following select abbreviations, terms, or acronyms are commonly used or found in multiple locations in this report:

ADITC	-	Accumulated Deferred Investment Tax Credits
AFUDC	-	Allowance for Funds Used During Construction
AOCI	-	Accumulated Other Comprehensive Income
ASU	-	Accounting Standards Update
BCC	-	Bridger Coal Company, a joint venture of IERCo
BLM	-	U.S. Bureau of Land Management
CWA		Clean Water Act
FASB	-	Financial Accounting Standards Board
FCA	-	Fixed Cost Adjustment
FERC	-	Federal Energy Regulatory Commission
FPA	-	Federal Power Act
HCC	-	Hells Canyon Complex
IDACORP	-	IDACORP, Inc., an Idaho corporation
Idaho Power	-	Idaho Power Company, an Idaho corporation
Idaho ROE	-	Idaho-jurisdiction return on year-end equity
Ida-West	-	Ida-West Energy, a subsidiary of IDACORP, Inc.
IERCo	-	Idaho Energy Resources Co., a subsidiary of Idaho Power Company
IFS	-	IDACORP Financial Services, a subsidiary of IDACORP, Inc.
IPUC	-	Idaho Public Utilities Commission
IRP	-	Integrated Resource Plan
MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MW	-	Megawatt
MWh	-	Megawatt-hour
O&M	-	Operations and Maintenance
OATT	-	Open Access Transmission Tariff
OPUC	-	Public Utility Commission of Oregon
PCA	-	Idaho Power Cost Adjustment
PURPA	-	Public Utility Regulatory Policies Act of 1978
SEC	-	U.S. Securities and Exchange Commission
SMSP	-	Security Plan for Senior Management Employees
Valmy Plant	-	North Valmy coal-fired power plant
Western EIM	-	Energy imbalance market implemented in the western United States
WPSC	-	Wyoming Public Service Commission

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to the historical information contained in this report, this report contains (and oral communications made by IDACORP, Inc. (IDACORP) and Idaho Power Company (Idaho Power) may contain) statements that relate to future events and expectations, such as statements regarding projected or future financial performance, cash flows, capital expenditures, dividends, capital structure or ratios, strategic goals, challenges, objectives, and plans for future operations. Such statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, or future events, or performance, often, but not always, through the use of words or phrases such as "anticipates," "believes," "continues," "estimates," "expects," "guidance," "intends," "potential," "plans," "predicts," "projects," "may result," "may continue," or similar expressions, are not statements of historical facts and may be forward-looking. Forward-looking statements are not guarantees of future performance and involve estimates, assumptions, risks, and uncertainties. Actual results, performance, or outcomes may differ materially from the results discussed in the statements. In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in forward-looking statements include those factors set forth in this report, IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2017, particularly Part I, Item 1A - "Risk Factors" and Part II, Item 7 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of that report, subsequent reports filed by IDACORP and Idaho Power with the U.S. Securities and Exchange Commission, and the following important factors:

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

•	the increased purchased power costs and operational challenges associated with purchasing and integrating intermittent renewable energy sources into Idaho Power's resource portfolio;

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

•
the failure of information systems or the failure to secure data, failure to comply with privacy laws or regulations, security breaches, or the direct or indirect effect on the companies' business, operations or reputation resulting from cyber-attacks or related litigation, terrorist incidents or the threat of terrorist incidents, and acts of war;

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

IDACORP, Inc.
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended March 31,
	2018	2017
	(in thousands, except per share amounts)
Operating Revenues:
Electric utility revenues	$309,461	$301,964
Other	646	580
Total operating revenues	310,107	302,544

Operating Expenses:
Electric utility:
Purchased power	61,928	49,116
Fuel expense	27,735	36,252
Power cost adjustment	25,538	23,487
Other operations and maintenance	86,198	86,991
Energy efficiency programs	7,597	6,327
Depreciation	40,068	36,763
Taxes other than income taxes	9,277	8,678
Total electric utility expenses	258,341	247,614
Other	1,177	1,303
Total operating expenses	259,518	248,917

Operating Income	50,589	53,627

Allowance for Equity Funds Used During Construction	6,033	5,232

Earnings of Equity-Method Investments	4,015	1,445

Other Expense, Net	(459)	(415)

Interest Expense:
Interest on long-term debt	20,688	20,298
Other interest	2,958	2,714
Allowance for borrowed funds used during construction	(2,473)	(2,312)
Total interest expense, net	21,173	20,700

Income Before Income Taxes	39,005	39,189

Income Tax Expense	2,894	6,183

Net Income	36,111	33,006
Adjustment for loss attributable to noncontrolling interests	31	96
Net Income Attributable to IDACORP, Inc.	$36,142	$33,102
Weighted Average Common Shares Outstanding - Basic	50,425	50,356
Weighted Average Common Shares Outstanding - Diluted	50,463	50,397
Earnings Per Share of Common Stock:
Earnings Attributable to IDACORP, Inc. - Basic	$0.72	$0.66
Earnings Attributable to IDACORP, Inc. - Diluted	$0.72	$0.66
Dividends Declared Per Share of Common Stock	$0.59	$0.55

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended March 31,
	2018	2017
	(in thousands)

Net Income	$36,111	$33,006
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $250 and $302	721	471
Total Comprehensive Income	36,832	33,477
Comprehensive loss attributable to noncontrolling interests	31	96
Comprehensive Income Attributable to IDACORP, Inc.	$36,863	$33,573

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2018	December 31, 2017
	(in thousands)
Assets

Current Assets:
Cash and cash equivalents	$307,277	$76,649
Receivables:
Customer (net of allowance of $2,318 and $2,013 respectively)	84,000	75,249
Other (net of allowance of $177 and $180, respectively)	6,983	30,438
Taxes receivable	2,944	8,147
Accrued unbilled revenues	57,786	75,120
Materials and supplies (at average cost)	58,346	55,745
Fuel stock (at average cost)	63,321	56,638
Prepayments	18,666	16,984
Current regulatory assets	38,498	48,613
Other	83	18
Total current assets	637,904	443,601
Investments	109,990	115,698
Property, Plant and Equipment:
Utility plant in service	5,934,476	5,906,162
Accumulated provision for depreciation	(2,134,871)	(2,098,274)
Utility plant in service - net	3,799,605	3,807,888
Construction work in progress	477,635	452,424
Utility plant held for future use	8,049	8,075
Other property, net of accumulated depreciation	15,382	15,488
Property, plant and equipment - net	4,300,671	4,283,875
Other Assets:
Company-owned life insurance	59,901	59,323
Regulatory assets	1,095,354	1,083,483
Other	57,858	59,425
Total other assets	1,213,113	1,202,231
Total	$6,261,678	$6,045,405

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2018	December 31, 2017
	(in thousands)
Liabilities and Equity

Current Liabilities:
Current maturities of long-term debt	$130,000	$—
Accounts payable	68,880	90,277
Taxes accrued	21,098	11,075
Interest accrued	21,820	22,379
Accrued compensation	32,395	47,018
Current regulatory liabilities	22,803	1,404
Advances from customers	23,541	18,414
Other	11,300	10,182
Total current liabilities	331,837	200,749
Other Liabilities:
Deferred income taxes	647,437	660,940
Regulatory liabilities	708,090	698,044
Pension and other postretirement benefits	434,533	438,869
Other	44,339	44,566
Total other liabilities	1,834,399	1,842,419
Long-Term Debt	1,833,576	1,746,123
Commitments and Contingencies
Equity:
IDACORP, Inc. shareholders’ equity:
Common stock, no par value (120,000 shares authorized; 50,420 shares issued)	857,533	857,207
Retained earnings	1,432,584	1,426,528
Accumulated other comprehensive loss	(30,243)	(30,964)
Treasury stock (28 shares, at cost)	(2,706)	(1,386)
Total IDACORP, Inc. shareholders’ equity	2,257,168	2,251,385
Noncontrolling interests	4,698	4,729
Total equity	2,261,866	2,256,114
Total	$6,261,678	$6,045,405

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
	2018	2017
	(in thousands)
Operating Activities:
Net income	$36,111	$33,006
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,028	37,728
Deferred income taxes and investment tax credits	(4,907)	4,394
Changes in regulatory assets and liabilities	30,000	33,049
Pension and postretirement benefit plan expense	7,034	7,340
Contributions to pension and postretirement benefit plans	(11,852)	(2,105)
Earnings of equity-method investments	(4,015)	(1,445)
Distributions from equity-method investments	8,000	10,600
Allowance for equity funds used during construction	(6,033)	(5,232)
Other non-cash adjustments to net income, net	2,687	2,921
Change in:
Accounts receivable	(4,922)	494
Accounts payable and other accrued liabilities	(25,656)	(48,935)
Taxes accrued/receivable	15,226	8,264
Other current assets	6,309	29,952
Other current liabilities	5,156	6,447
Other assets	(1,933)	(2,043)
Other liabilities	(495)	(739)
Net cash provided by operating activities	91,738	113,696
Investing Activities:
Additions to property, plant and equipment	(67,026)	(73,904)
Payments received from transmission project joint funding partners	19,770	701
Proceeds from the sale of emission allowances and renewable energy certificates	1,520	873
Purchase of equity securities	(95)	(2,771)
Proceeds from the sale of equity securities	1,224	1,120
Other	(86)	(72)
Net cash used in investing activities	(44,693)	(74,053)
Financing Activities:
Issuance of long-term debt	220,000	—
Retirement of long-term debt	—	(1,064)
Dividends on common stock	(30,209)	(28,087)
Net change in short-term borrowings	—	(21,800)
Acquisition of treasury stock	(3,557)	(3,162)
Other	(2,651)	—
Net cash provided by (used in) financing activities	183,583	(54,113)
Net increase (decrease) in cash and cash equivalents	230,628	(14,470)
Cash and cash equivalents at beginning of the period	76,649	61,480
Cash and cash equivalents at end of the period	$307,277	$47,010
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$—	$2
Interest (net of amount capitalized)	$20,820	$20,738
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$20,130	$20,416

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Three months ended March 31,
	2018	2017
	(in thousands)
Common Stock
Balance at beginning of period	$857,207	$851,833
Share-based compensation expense and other	326	830
Balance at end of period	857,533	852,663
Retained Earnings
Balance at beginning of period	1,426,528	1,323,198
Net income attributable to IDACORP, Inc.	36,142	33,102
Common stock dividends ($0.59 and $0.55 per share)	(30,086)	(27,811)
Balance at end of period	1,432,584	1,328,489
Accumulated Other Comprehensive (Loss) Income
Balance at beginning of period	(30,964)	(20,882)
Unfunded pension liability adjustment (net of tax)	721	471
Balance at end of period	(30,243)	(20,411)
Treasury Stock
Balance at beginning of period	(1,386)	(243)
Issued	2,237	1,813
Acquired	(3,557)	(3,162)
Balance at end of period	(2,706)	(1,592)
Total IDACORP, Inc. shareholders’ equity at end of period	2,257,168	2,159,149
Noncontrolling Interests
Balance at beginning of period	4,729	3,960
Net loss attributable to noncontrolling interests	(31)	(96)
Balance at end of period	4,698	3,864
Total equity at end of period	$2,261,866	$2,163,013

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended March 31,
	2018	2017
	(in thousands)

Operating Revenues	$309,461	$301,964

Operating Expenses:
Operation:
Purchased power	61,928	49,116
Fuel expense	27,735	36,252
Power cost adjustment	25,538	23,487
Other operations and maintenance	86,198	86,991
Energy efficiency programs	7,597	6,327
Depreciation	40,068	36,763
Taxes other than income taxes	9,277	8,678
Total operating expenses	258,341	247,614

Income from Operations	51,120	54,350

Other Income (Expense):
Allowance for equity funds used during construction	6,033	5,232
Earnings of equity-method investments	4,142	1,254
Other expense, net	(1,128)	(1,297)
Total other income	9,047	5,189

Interest Charges:
Interest on long-term debt	20,688	20,298
Other interest	2,945	2,698
Allowance for borrowed funds used during construction	(2,473)	(2,312)
Total interest charges	21,160	20,684

Income Before Income Taxes	39,007	38,855

Income Tax Expense	3,150	6,373

Net Income	$35,857	$32,482

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended March 31,
	2018	2017
	(in thousands)

Net Income	$35,857	$32,482
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $250 and $302	721	471
Total Comprehensive Income	$36,578	$32,953

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2018	December 31, 2017
	(in thousands)
Assets

Electric Plant:
In service (at original cost)	$5,934,476	$5,906,162
Accumulated provision for depreciation	(2,134,871)	(2,098,274)
In service - net	3,799,605	3,807,888
Construction work in progress	477,635	452,424
Held for future use	8,049	8,075
Electric plant - net	4,285,289	4,268,387
Investments and Other Property	94,817	99,904
Current Assets:
Cash and cash equivalents	276,664	44,646
Receivables:
Customer (net of allowance of $2,318 and $2,013, respectively)	84,000	75,249
Other (net of allowance of $177 and $180, respectively)	6,831	30,274
Taxes receivable	18,732	26,492
Accrued unbilled revenues	57,786	75,120
Materials and supplies (at average cost)	58,346	55,745
Fuel stock (at average cost)	63,321	56,638
Prepayments	18,530	16,866
Current regulatory assets	38,498	48,613
Other	83	18
Total current assets	622,791	429,661
Deferred Debits:
Company-owned life insurance	59,901	59,323
Regulatory assets	1,095,354	1,083,483
Other	53,146	54,677
Total deferred debits	1,208,401	1,197,483
Total	$6,211,298	$5,995,435

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2018	December 31, 2017
	(in thousands)
Capitalization and Liabilities

Capitalization:
Common stock equity:
Common stock, $2.50 par value (50,000 shares authorized; 39,151 shares outstanding)	$97,877	$97,877
Premium on capital stock	712,258	712,258
Capital stock expense	(2,097)	(2,097)
Retained earnings	1,314,472	1,308,702
Accumulated other comprehensive loss	(30,243)	(30,964)
Total common stock equity	2,092,267	2,085,776
Long-term debt	1,833,576	1,746,123
Total capitalization	3,925,843	3,831,899
Current Liabilities:
Current maturities of long-term debt	130,000	—
Accounts payable	68,779	89,978
Accounts payable to affiliates	57,889	57,562
Taxes accrued	18,365	10,904
Interest accrued	21,820	22,379
Accrued compensation	32,281	46,832
Current regulatory liabilities	22,803	1,404
Advances from customers	23,541	18,414
Other	10,818	9,556
Total current liabilities	386,296	257,029
Deferred Credits:
Deferred income taxes	712,987	725,942
Regulatory liabilities	708,090	698,044
Pension and other postretirement benefits	434,533	438,869
Other	43,549	43,652
Total deferred credits	1,899,159	1,906,507

Commitments and Contingencies

Total	$6,211,298	$5,995,435

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
	2018	2017
	(in thousands)
Operating Activities:
Net income	$35,857	$32,482
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,878	37,577
Deferred income taxes and investment tax credits	(4,853)	4,021
Changes in regulatory assets and liabilities	30,000	33,049
Pension and postretirement benefit plan expense	7,034	7,340
Contributions to pension and postretirement benefit plans	(11,852)	(2,105)
Earnings of equity-method investments	(4,142)	(1,254)
Distributions from equity-method investments	8,000	10,600
Allowance for equity funds used during construction	(6,033)	(5,232)
Other non-cash adjustments to net income, net	145	299
Change in:
Accounts receivable	(4,613)	(8,271)
Accounts payable	(25,459)	(48,727)
Taxes accrued/receivable	15,221	31,620
Other current assets	6,329	29,970
Other current liabilities	5,228	6,498
Other assets	(1,933)	(2,043)
Other liabilities	(371)	(568)
Net cash provided by operating activities	89,436	125,256
Investing Activities:
Additions to utility plant	(67,020)	(73,904)
Payments received from transmission project joint funding partners	19,770	701
Proceeds from the sale of emission allowances and renewable energy certificates	1,520	873
Purchase of equity securities	(95)	(2,771)
Proceeds from the sale of equity securities	1,224	1,120
Other	(86)	(72)
Net cash used in investing activities	(44,687)	(74,053)
Financing Activities:
Issuance of long-term debt	220,000	—
Retirement of long-term debt	—	(1,064)
Dividends on common stock	(30,087)	(27,911)
Net change in short term borrowings	—	(21,800)
Other	(2,644)	—
Net cash provided by (used in) financing activities	187,269	(50,775)
Net increase in cash and cash equivalents	232,018	428
Cash and cash equivalents at beginning of the period	44,646	44,140
Cash and cash equivalents at end of the period	$276,664	$44,568
Supplemental Disclosure of Cash Flow Information:
Cash (received from) paid to IDACORP related to income taxes	$—	$(22,861)
Cash paid for interest (net of amount capitalized)	$20,807	$20,721
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$20,130	$20,416

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

IDACORP's and Idaho Power's financial statements reflect the effects of the different ratemaking principles followed by the jurisdictions regulating Idaho Power. The application of accounting principles related to regulated operations sometimes results in Idaho Power recording expenses and revenues in a different period than when an unregulated enterprise would record such expenses and revenues. In these instances, the amounts are deferred or accrued as regulatory assets or regulatory liabilities on the balance sheet. Regulatory assets represent incurred costs that have been deferred because it is probable they will be recovered from customers through future rates. Regulatory liabilities represent obligations to make refunds to customers for previous collections, or represent amounts collected in advance of incurring an expense. The effects of applying these regulatory accounting principles to Idaho Power's operations are discussed in more detail in Note 3 - "Regulatory Matters."

Financial Statements

In the opinion of management of IDACORP and Idaho Power, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly each company's consolidated financial position as of March 31, 2018, consolidated results of operations for the three months ended March 31, 2018 and 2017, and consolidated cash flows for the three months ended March 31, 2018 and 2017. These adjustments are of a normal and recurring nature. These financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters that would be included in full-year financial statements and should be read in conjunction with the audited consolidated financial statements included in IDACORP’s and Idaho Power’s Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. A change in management's estimates or assumptions could have a material impact on IDACORP's or Idaho Power's respective financial condition and results of operations during the period in which such change occurred.

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

New and Recently Adopted Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is intended to enable users of financial statements to better understand and consistently analyze an entity's revenue across industries, transactions, and geographies. Under the ASU, recognition of revenue occurs when a customer obtains control of promised goods or services. In addition, the ASU requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB amended certain aspects of ASU 2014-09 to clarify the implementation guidance, including clarifications related to principal versus agent considerations, licensing and identifying performance obligations, narrow scope improvements, and practical expedients. IDACORP and Idaho Power adopted ASU 2014-09 on January 1, 2018, using the modified-retrospective approach as provided for in the standard. The adoption did not change the timing or amounts of revenue currently recognized by the companies, so no cumulative-effect adjustment was required. The adoption did change presentation of revenues on the condensed consolidated statements of income and also added disclosures. To conform with current period presentation, electric utility revenues on IDACORP's and Idaho Power's condensed consolidated statements of income for the three months ended March 31, 2017, which had previously been reported separately as "General business," "Off-system sales," and "Other revenues," are no longer reported separately. See Note 4 - "Revenues" for additional information on the disaggregation of revenue and additional disclosures.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which revises the accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods. IDACORP and Idaho Power adopted ASU 2016-01 on January 1, 2018. The adoption did not have a material impact on the companies' financial statements as the companies previously elected the fair value option and reported available-for-sale securities at fair value.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), which amends ASC 230 to clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. The FASB issued the ASU with the intent of reducing diversity in practice with respect to eight types of cash flows. The companies expect the ASU to affect the classification of proceeds from the settlement of corporate-owned life insurance policies and related costs, which will be classified as investing activities under the new guidance. The new guidance did not affect the companies' presentation of debt prepayment and extinguishment costs, proceeds from the settlement of insurance claims (other than corporate-owned life insurance), and distributions received from equity-method investments. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017. The standard must be adopted retrospectively to all periods presented, unless impracticable to do so. IDACORP and Idaho Power adopted ASU 2016-15 on January 1, 2018, using the retrospective approach as provided for in the standard. The adoption did not have a material impact on the companies' financial statements.

In March 2017, the FASB issued ASU 2017-07, Compensation -- Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires employers to disaggregate the service cost component from other components of net periodic benefit costs and to disclose the amounts of net periodic benefit costs that are included in each income statement line item. The standard requires employers to present the service cost component in the same line item as other compensation costs and to present the other components of net periodic benefit costs (which include interest costs, expected return on plan assets, amortization of prior service cost or credits, and actuarial gains and losses) separately and outside a subtotal of operating income. In addition, only the service cost component is eligible for capitalization. Idaho Power capitalizes amounts of pension or postretirement costs that are insignificant to the consolidated financial statements. The amendments in ASU 2017-07 are effective for interim and annual reporting periods beginning after December 15, 2017. Entities must use (1) a retrospective transition method to adopt the requirement for separate presentation in the income statement of service costs and other components and (2) a prospective transition method to adopt the requirement to limit the capitalization of benefit costs to the service cost component. IDACORP and Idaho Power adopted ASU 2017-07 on January 1, 2018, and accordingly, have retrospectively adjusted prior periods to reflect the disaggregation of service cost from other components of net periodic benefit costs. The adoption did not have a material impact on the companies' financial statements nor did it affect net income for the first quarter of 2018. For IDACORP, for the three months ended March 31, 2017, $0.8 million was reclassified out of "Other operations and maintenance" and $2.0 million was reclassified out of "Other" operating expenses for a total of $2.8 million reclassified to "Other Expense, Net" to conform to current period presentation. For Idaho Power, for the three months ended March 31, 2017, $0.8 million was reclassified from "Other operations and maintenance" to "Other expense, net" to conform to current period presentation.

Recent Accounting Pronouncements Not Yet Adopted

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

Reclassifications

In these condensed consolidated financial statements, certain amounts in prior periods’ consolidated financial statements have been reclassified to conform with current period presentation. On IDACORP's and Idaho Power's December 31, 2017 condensed consolidated balance sheets, the "Long-term receivables" balance of $4.3 million and $0.5 million, respectively, which had previously been reported separately, was reclassified to "Other" within "Other Assets" and "Deferred Debits," respectively.

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

Income Tax Expense

The following table provides a summary of income tax expense for the three months ended March 31 (in thousands):

	IDACORP		Idaho Power
	2018	2017	2018	2017
Income tax at statutory rates (federal and state)	$10,048	$15,360	$10,040	$15,192
Additional accumulated deferred investment tax credits (ADITC) amortization	(500)	(1,875)	(500)	(1,875)
Share-based compensation	(1,053)	(1,559)	(1,040)	(1,530)
Other(1)	(5,601)	(5,743)	(5,350)	(5,414)
Income tax expense	$2,894	$6,183	$3,150	$6,373
Effective tax rate	7.4%	15.7%	8.1%	16.4%
(1) "Other" is primarily comprised of the net tax effect of Idaho Power's regulatory flow-through tax adjustments.

The decreases in income tax expense for the three months ended March 31, 2018, as compared to the same period in 2017, were primarily due to lower statutory tax rates, net of a decrease in ADITC amortization under the regulatory mechanism described in Note 3 - "Regulatory Matters." The decrease in statutory rates was due to the Tax Cuts and Jobs Act, which reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent, and Idaho House Bill 463, which lowered the Idaho state corporate income tax rate from 7.4 percent to 6.925 percent. The federal and Idaho state income tax rate changes were effective January 1, 2018. On a net basis, Idaho Power’s estimate of its annual 2018 regulatory flow-through tax adjustments is comparable to 2017.

3. REGULATORY MATTERS

Included below is a summary of Idaho Power's most recent general rate cases and base rate changes, as well as other recent or pending notable regulatory matters and proceedings.

Idaho and Oregon General Rate Cases

Idaho Power's current base rates are a result of orders from the Idaho Public Utilities Commission (IPUC) and Public Utility Commission of Oregon (OPUC). The commissions approve settlement stipulations that generally provide for cost recovery and an authorized rate of return on their respective Idaho-jurisdiction and Oregon-jurisdiction rate bases. Idaho Power's most recent general rate cases in Idaho and Oregon were filed during 2011, and Idaho Power filed a large single-issue rate case for the Langley Gulch power plant in Idaho and Oregon in 2012. These significant rate cases resulted in the resetting of base rates in both Idaho and Oregon during 2012. Idaho Power also reset its base-rate power supply expenses in the Idaho jurisdiction for purposes of updating the collection of costs through retail rates in 2014 but without a resulting net increase in rates. Between general rate cases, Idaho Power relies upon customer growth, power cost adjustment mechanisms, tariff riders, and other mechanisms to reduce the impact of regulatory lag, which refers to the period of time between making an investment or incurring an expense and recovering that investment or expense and earning a return. For more information on the Idaho and Oregon general rate cases and base rate adjustments, refer to Note 3 - "Regulatory Matters" to the consolidated financial statements included in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2017.

Idaho Settlement Stipulations

In October 2014, the IPUC issued an order approving an extension, with modifications, of the terms of a December 2011 Idaho settlement stipulation for the period from 2015 through 2019, or until the terms are otherwise modified or terminated by order of the IPUC (October 2014 Settlement Stipulation). The provisions of the October 2014 Settlement Stipulation are described in the table included under "Tax Cuts and Jobs Act" below.

Under the October 2014 Settlement Stipulation, Idaho Power recorded $0.5 million additional ADITC amortization during the first quarter of 2018, based on Idaho Power's estimate of return on year-end equity in the Idaho jurisdiction (Idaho ROE) for the full-year 2018. During the first quarter of 2017, Idaho Power recorded $1.9 million of additional ADITC amortization, which was reversed later in 2017 as actual financial results exceeded Idaho Power's early estimates.

Tax Cuts and Jobs Act - Regulatory Treatment

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law, which, among other things, lowered the corporate federal income tax rate from 35 percent to 21 percent and modified or eliminated certain federal income tax deductions for corporations. In January 2018, the IPUC issued an order requiring utilities within its jurisdiction, including Idaho Power, to (1) record a regulatory liability for the estimated Idaho-jurisdictional share of financial benefits after January 1, 2018, from the changes in federal income tax law under the Tax Cuts and Jobs Act, and (2) file a report with the IPUC by March 30, 2018, identifying and quantifying the financial impact of the income tax changes on the utility, along with proposed tariff schedule changes that would adjust the utility's rates to reflect the utility's modified federal tax obligations under the Tax Cuts and Jobs Act. The IPUC order required Idaho Power to estimate the income tax changes by comparing actual 2017 federal income tax components with what those federal income tax components would have been if the Tax Cuts and Jobs Act had been effective for the full year of 2017.

Due to the regulatory orders received from the IPUC and OPUC during the first quarter of 2018, Idaho Power recorded a $5.0 million reduction to revenue and corresponding regulatory liability for its estimate of first quarter 2018 tax benefits resulting from the changes in the federal and state income tax law that Idaho Power expects to return to Idaho and Oregon customers in the future.

In March 2018, Idaho Power made a filing with the IPUC providing the results of its pro forma analysis indicating pro forma annual income tax expense reductions, composed of a current income tax expense reduction and a deferred income tax expense reduction. In April 2018, Idaho Power filed with the IPUC a settlement stipulation (April 2018 Settlement Stipulation) signed by Idaho Power, the IPUC Staff, and a third party intervenor. Beginning June 1, 2018, the settlement stipulation, if approved, provides an annual (a) $18.7 million reduction to Idaho customer base rates and (b) amortization of $7.4 million of regulatory deferrals that would otherwise be a future liability of Idaho customers. Additionally, a one-time benefit of a $7.8 million rate reduction will be provided to Idaho customers through the Idaho-jurisdiction power cost adjustment (PCA) mechanism for the period from June 1, 2018 through May 31, 2019, for the income tax benefits accrued from January 1, 2018 to May 31, 2018, and the income tax benefits related to Idaho Power's open access transmission tariff (OATT). The amount provided via the PCA mechanism will decrease to $2.7 million on June 1, 2019, for income tax benefits related to Idaho Power's OATT and will cease on June 1, 2020, to reflect the impact of a full year of reduced OATT third-party transmission revenues.

The April 2018 Settlement Stipulation provides for the indefinite extension of the October 2014 Settlement Stipulation beyond its termination date of December 31, 2019. The table below summarizes and compares the terms of the October 2014 Settlement Stipulation with the proposed terms in the April 2018 Settlement Stipulation that would become effective January 1, 2020.

October 2014 Settlement Stipulation	April 2018 Settlement Stipulation (Pending Approval)
The October 2014 Settlement Stipulation is effective through December 31, 2019.	If the April 2018 Settlement Stipulation is approved, the following provisions would become effective beginning January 1, 2020, with no defined end date.
If Idaho Power's actual annual Idaho ROE in any year is less than 9.5 percent, then Idaho Power may record additional ADITC amortization up to $25 million to help achieve a 9.5 percent Idaho ROE for that year, and may record additional ADITC amortization up to a total of $45 million over the 2015 through 2019 period. If the $45 million of ADITC are completely amortized, the revenue sharing provisions below would no longer be applicable.

If Idaho Power's actual annual Idaho ROE in any year is less than 9.4 percent, then Idaho Power may amortize up to $25 million of additional ADITC to help achieve a 9.4 percent Idaho ROE for that year, so long as the cumulative amount of ADITC used does not exceed $45 million (Idaho Power will have available and may continue to use any unused portion of the $45 million of additional ADITC from the October 2014 Settlement Stipulation); however, Idaho Power may seek approval from the IPUC to replenish the total amount of ADITC it is permitted to amortize. If there are no remaining amounts of ADITC authorized to be amortized, the revenue sharing provisions below would not be applicable until ADITC is replenished.

If Idaho Power's annual Idaho ROE in any year exceeds 10.0 percent, the amount of earnings exceeding a 10.0 percent Idaho ROE and up to and including a 10.5 percent Idaho ROE will be allocated 75 percent to Idaho Power's Idaho customers as a rate reduction to be effective at the time of the subsequent year's PCA, and 25 percent to Idaho Power.

If Idaho Power's annual Idaho ROE in any year exceeds 10.0 percent, the amount of earnings exceeding a 10.0 percent Idaho ROE and up to and including a 10.5 percent Idaho ROE will be allocated 80 percent to Idaho Power's Idaho customers as a rate reduction to be effective at the time of the subsequent year's PCA, and 20 percent to Idaho Power.

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

If Idaho Power's annual Idaho ROE in any year exceeds 10.5 percent, the amount of earnings exceeding a 10.5 percent Idaho ROE will be allocated 55 percent to Idaho Power's Idaho customers as a rate reduction to be effective at the time of the subsequent year's PCA, 25 percent to Idaho Power's Idaho customers in the form of a reduction to the pension regulatory asset balancing account (to reduce the amount to be collected in the future from Idaho customers), and 20 percent to Idaho Power.

In the event the IPUC approves a change to Idaho Power's allowed annual Idaho ROE as part of a general rate case proceeding before December 31, 2019, the Idaho ROE thresholds will be adjusted on a prospective basis as follows: (a) the Idaho ROE under which Idaho Power will be permitted to amortize an additional amount of ADITC will be set at 95 percent of the newly authorized Idaho ROE, (b) sharing with customers on an 75 percent basis as a customer rate reduction will begin at the newly authorized Idaho ROE, and (c) sharing with customers on a 75 percent basis but allocated 50 percent to a rate reduction, and 25 percent to a pension expense deferral regulatory asset, will begin at 105 percent of the newly authorized Idaho ROE.

In the event the IPUC approves a change to Idaho Power's allowed annual Idaho ROE as part of a general rate case proceeding effective on or after January 1, 2020, the Idaho ROE thresholds will be adjusted on a prospective basis as follows: (a) the Idaho ROE under which Idaho Power will be permitted to amortize an additional amount of ADITC will be set at 95 percent of the newly authorized Idaho ROE, (b) sharing with customers on an 80 percent basis as a customer rate reduction will begin at the newly authorized Idaho ROE, and (c) sharing with customers on an 80 percent basis but allocated 55 percent to a rate reduction, and 25 percent to a pension expense deferral regulatory asset, will begin at 105 percent of the newly authorized Idaho ROE.

Neither the October 2014 Settlement Stipulation nor the April 2018 Settlement Stipulation impose a moratorium on Idaho Power filing a general rate case or other form of rate proceeding in Idaho during their respective terms.

As of the date of this report, Idaho Power has not received a decision from the IPUC on the April 2018 Settlement Stipulation.

As of the date of this report, Idaho Power is continuing to work with the OPUC to determine how potential income tax expense reductions from the changes in federal income tax law may benefit Idaho Power customers in Oregon.

Hells Canyon Complex Relicensing Costs Settlement Stipulation

In December 2016, Idaho Power filed an application with the IPUC requesting a determination that Idaho Power's expenditures of $220.8 million through year-end 2015 on relicensing of the Hells Canyon Complex (HCC) were prudently incurred, and thus eligible for inclusion in retail rates in a future regulatory proceeding. In December 2017, Idaho Power filed with the IPUC a settlement stipulation signed by Idaho Power, the IPUC staff, and a third party intervenor, recognizing that a total of $216.5 million in HCC relicensing expenditures and other related costs were reasonably incurred, and therefore should be eligible for inclusion in customer rates at a later date. As a result of filing the settlement stipulation, Idaho Power recorded a $5.0 million pre-tax charge in the fourth quarter of 2017, which included $4.3 million for costs incurred through 2015, as well as $0.7 million related to associated costs incurred in 2016 and 2017. In April 2018, the IPUC issued an order approving the settlement stipulation as filed with the IPUC and determined the associated costs to be reasonably and prudently incurred.

Idaho Power Cost Adjustment Mechanisms

In both its Idaho and Oregon jurisdictions, Idaho Power's power cost adjustment mechanisms address the volatility of power supply costs and provide for annual adjustments to the rates charged to its retail customers. The power cost adjustment mechanisms compare Idaho Power's actual net power supply costs (primarily fuel and purchased power less wholesale energy sales) against net power supply costs being recovered in Idaho Power's retail rates. Under the power cost adjustment mechanisms, certain differences between actual net power supply costs incurred by Idaho Power and costs being recovered in retail rates are recorded as a deferred charge or credit on the balance sheet for future recovery or refund. The power supply costs deferred primarily result from changes in contracted power purchase prices and volumes, changes in wholesale market prices and transaction volumes, fuel prices, and the levels of Idaho Power's own generation.

In April 2018, Idaho Power filed an application with the IPUC requesting a $22.6 million net decrease in PCA rates, effective for the 2018-2019 PCA collection period from June 1, 2018, to May 31, 2019. The requested net decrease in PCA rates is primarily due to better-than-expected actual water conditions for the 2017-2018 PCA year, which resulted in additional low-cost hydroelectric generation available to reduce net power supply costs. As of the date of this report, the IPUC has not yet issued an order on the application. Previously in May 2017, the IPUC issued an order approving a $10.6 million net increase in PCA rates, effective for the 2017-2018 PCA collection period from June 1, 2017, to May 31, 2018. The net increase in PCA rates was primarily due to expected higher power supply costs resulting from new PURPA power purchase agreements and higher coal-fired generation costs, combined with the effect of lower-than-expected actual hydroelectric generation for the 2016-2017 PCA year. The net increase included an offsetting $13.0 million refund of previously collected Idaho energy efficiency rider funds.

Idaho Fixed Cost Adjustment Mechanism

The Idaho jurisdiction fixed cost adjustment (FCA) mechanism is designed to remove a portion of Idaho Power’s financial disincentive to invest in energy efficiency programs by separating (or decoupling) the recovery of fixed costs from the variable kilowatt-hour charge and instead linking it to a set amount per customer. The FCA mechanism is adjusted each year to accrue, or defer, the difference between the authorized fixed-cost recovery amount per customer and the actual fixed costs per customer recovered by Idaho Power during the year. In March 2018, Idaho Power filed its annual FCA update with the IPUC, requesting a decrease of $19.3 million in the FCA from $35.0 million to $15.7 million, with new requested rates effective for the period from June 1, 2018, to May 31, 2019. As of the date of this report, the IPUC has not yet issued an order on the application. Previously in May 2017, the IPUC issued an order approving Idaho Power's application requesting an increase of $6.9 million in the FCA from $28.1 million to $35.0 million, with rates effective for the period from June 1, 2017, to May 31, 2018.

Western Energy Imbalance Market Costs
In August 2016, Idaho Power filed an application with the IPUC requesting specified regulatory accounting treatment associated with its participation in the energy imbalance market implemented in the western United States (Western EIM). In January 2017, the IPUC issued an order authorizing Idaho Power’s requested deferral accounting treatment for costs associated with joining the Western EIM. Idaho Power can defer incremental other operations and maintenance costs incurred until the earlier of when Idaho Power begins recovery of the costs and the deferral balance or December 31, 2018. Idaho Power's participation in the Western EIM commenced on April 4, 2018. The Western EIM is intended to reduce the power supply costs to serve customers through more efficient dispatch of a larger and more diverse pool of resources, to integrate intermittent power from renewable generation sources more effectively, and to enhance reliability.

In November 2017, Idaho Power filed an application with the IPUC requesting approval to establish an interim method of recovery for costs associated with participation in the Western EIM. While the parties to this case have reached a settlement in principle, as of the date of this report, the parties are continuing to work to finalize and execute a settlement stipulation regarding cost recovery.

4. REVENUES

On January 1, 2018, the companies adopted ASU 2014-09 using the modified retrospective method. The adoption did not change the timing or amounts of revenue recognized by IDACORP or Idaho Power and, therefore, no cumulative-effect adjustment was recorded. The following table provides a summary of electric utility operating revenues for IDACORP and Idaho Power for the three months ended March 31 (in thousands):

	Three months ended March 31,
	2018	2017
Electric utility operating revenues:
Revenue from contracts with customers	$289,573	$293,892
Alternative revenue programs and other revenues	19,888	8,072
Total electric utility operating revenues	$309,461	$301,964

Revenues From Contracts with Customers

Revenues from contracts with customers are primarily related to Idaho Power’s regulated tariff-based sales of energy or related services. Idaho Power assesses revenues on a contract-by-contract basis to determine the nature, amount, timing and uncertainty, if any, of revenues being recognized. The following table presents our revenues from contracts with customers disaggregated by revenue source for the three months ended March 31 (in thousands):

	Three months ended March 31,
	2018	2017
Revenues from contracts with customers:
Retail revenues:
Residential (includes $13,543 and $5,126, respectively, related to the FCA(1))	$148,848	$152,155
Commercial (includes $362 and $111, respectively, related to the FCA(1))	75,537	74,278
Industrial	46,653	45,458
Irrigation	1,071	925
Deferred revenue related to HCC relicensing AFUDC(2)	(2,584)	(2,584)
Tax reform revenue accrual for future rate reduction(3)	(5,000)	—
Total retail revenues	264,525	270,232
Less: FCA mechanism revenues(1)	(13,905)	(5,237)
Wholesale energy sales	14,069	7,965
Transmission services (wheeling) revenues	11,395	8,859
Energy efficiency program revenues	7,597	6,327
Other revenues from contracts with customers	5,892	5,746
Total revenues from contracts with customers	$289,573	$293,892
(1) The FCA mechanism is an alternative revenue program and does not represent revenue from contracts with customers.
(2) As part of its January 30, 2009 general rate case order, the IPUC is allowing Idaho Power to recover the allowance for funds used during construction (AFUDC) on construction work in progress related to the HCC relicensing process, even though the relicensing process is not yet complete and the costs have not been moved to electric plant in service. Idaho Power is collecting $10.7 million annually in the Idaho jurisdiction but is deferring revenue recognition of the amounts collected until the license is issued and the accumulated license costs approved for recovery are placed in service.
(3) See Note 3 - "Regulatory Matters" for additional discussion regarding Idaho Power's estimate of benefits resulting from the changes in the federal income tax law that Idaho Power expects to return to customers in the future.

Retail Revenues: Idaho Power’s retail revenues primarily relate to the sale of electricity to customers based on regulated tariff-based prices. Idaho Power recognizes retail revenues in amounts for which it has the right to invoice the customer in the period when energy is delivered or services are provided to customers. The revenues recognized reflect the consideration Idaho Power expects to be entitled to in exchange for that energy or those services. Retail customers are classified as residential, commercial, industrial, or irrigation. Approximately 95 percent of Idaho Power's retail revenue originates from customers located in Idaho, with the remainder originating from customers located in Oregon. Idaho Power’s retail customer rates are based on Idaho Power’s cost of service and are determined through general rate case proceedings, settlement stipulations, and other filings with the IPUC and OPUC. Changes in rates and changes in customer demand are typically the primary causes of fluctuations in retail revenue from period to period. The primary influences on changes in customer demand for electricity are weather, economic conditions (including growth in the number of Idaho Power customers), and energy efficiency. Idaho Power's utility revenues are not earned evenly during the year.

Retail revenues are billed monthly based on meter readings taken throughout the month. Idaho Power accrues estimated unbilled revenues for energy or related services delivered to customers but not yet billed at period-end based on actual meter readings at period-end and estimated rates.

Residential Customers: Idaho Power’s energy sales to residential customers typically peak during the winter heating season and summer cooling season. Extreme temperatures increase sales to residential customers who use electricity for cooling and heating, while moderate temperatures decrease sales. Idaho Power's rate structure provides for higher rates during the summer when overall system loads are at their highest, and includes tiers such that rates increase as a customer's consumption level increases. These seasonal and tiered rate structures contribute to the seasonal fluctuations in revenues and earnings. Economic and demographic conditions can also affect residential customer demand; strong job growth and population growth in Idaho Power’s service area have led to increasing customer growth rates in recent years. Residential demand is also impacted by energy efficiency initiatives. Idaho Power’s FCA mechanism mitigates some of the fluctuations caused by weather and energy efficiency initiatives.

Commercial Customers: Most businesses are included in Idaho Power's commercial customer class, as well as small industrial companies, and public street and highway lighting accounts. Idaho Power’s commercial customers are less influenced by weather conditions than residential customers, although weather does affect commercial customer energy use. Economic conditions, including manufacturing activity levels, and energy efficiency initiatives also affect energy use of commercial customers.

Industrial Customers: Industrial customers consist of large industrial companies, including special contract customers. Energy use of industrial customers is primarily driven by economic conditions, with weather having little impact on this customer class.

Irrigation Customers: Irrigation customers use electricity to operate irrigation pumps, primarily during the agricultural growing season. The amount and timing of the precipitation as well as temperature levels can affect the timing and amounts of sales to irrigation customers with increased precipitation generally resulting in decreased sales.

Wholesale Energy Sales: As a public utility under the Federal Power Act (FPA), Idaho Power has the authority to charge market-based rates for wholesale energy sales under its FERC tariff. Idaho Power’s wholesale electricity sales are primarily to utilities and power marketers and are predominantly short-term and consist of a single performance obligation satisfied as energy is transferred to the counterparty. Idaho Power's wholesale energy sales depend largely on the availability of generation resources in excess of the amount necessary to serve customer loads as well as adequate market power prices at the time when those resources are available. A reduction in either factor may lead to lower wholesale energy sales.

Transmission Services (Wheeling) Revenues: As a public utility under the FPA, Idaho Power has the authority to provide cost-based wholesale and retail access transmission services under its OATT. Services under the OATT are offered on a nondiscriminatory basis such that all potential customers have an equal opportunity to access the transmission system. Idaho Power’s transmission revenue is primarily related to third parties reserving capacity on Idaho Power’s transmission system to transmit electricity through Idaho Power’s service area. The reservations are predominantly short-term but may be part of a long-term capacity contract, short-term contract, or on demand when available. Transmission services revenues consist of a single performance obligation satisfied as capacity on Idaho Power’s transmission system is provided to the third party. Transmission service revenues are affected by changes in Idaho Power’s OATT transmission rate and customer demand. Demand for transmission services can be affected by regional market factors, such as loads and generation of utilities in Idaho Power’s region.

Energy Efficiency Program Revenues: Idaho Power collects most of its energy efficiency program costs through an energy efficiency rider on customer bills, which is deferred until expenditures are incurred. Energy efficiency program expenditures funded through the rider are reported as an operating expense with an equal amount recorded in revenues, resulting in no net impact on earnings. Energy efficiency program revenues are recognized in the period when the related costs of the energy efficiency program are incurred by Idaho Power. The cumulative variance between expenditures and amounts collected through the rider is recorded as a regulatory asset or liability. A liability balance indicates that Idaho Power has collected more than it has spent, and an asset balance indicates that Idaho Power has spent more than it has collected. At March 31, 2018, Idaho Power's energy efficiency rider balances were a $2.2 million regulatory liability in the Idaho jurisdiction and a $6.3 million regulatory asset in the Oregon jurisdiction.

Alternative Revenue Program and Other Revenues

While revenues from contracts with customers make up most of Idaho Power’s revenues, the IPUC has authorized the use of an additional regulatory mechanism, which may increase or decrease tariff-based rates billed to customers. The Idaho FCA mechanism, applicable to residential and small commercial customers, is designed to remove a portion of Idaho Power’s financial disincentive to invest in energy efficiency programs by separating (or decoupling) the recovery of fixed costs from the variable kilowatt-hour charge and linking it instead to a set amount per customer. The FCA mechanism is adjusted each year to accrue, or defer, the difference between the authorized fixed-cost recovery amount per customer and the actual fixed costs per customer recovered by Idaho Power during the year. The annual change in the FCA recovery is capped at 3 percent of base revenue, with any excess deferred for collection in a subsequent year.

The table below presents the FCA mechanism revenues and other revenues for the three months ended March 31 (in thousands):

	Three months ended March 31,
	2018	2017
Alternative revenue programs and other revenues:
FCA mechanism revenues	$13,905	$5,237
Derivative revenues	5,983	2,835
Total alternative revenue programs and other revenues	$19,888	$8,072

IDACORP's Other Revenues

IDACORP's other revenues are primarily comprised of revenues from IDACORP’s subsidiary, Ida-West. Ida-West operates small hydroelectric generation projects that satisfy the requirements of PURPA.

5. LONG-TERM DEBT

On March 16, 2018, Idaho Power issued $220 million in principal amount of 4.20% first mortgage bonds, secured medium-term notes, Series K, maturing on March 1, 2048. On April 17, 2018, Idaho Power redeemed, prior to maturity, $130 million in principal amount of 4.50% first mortgage bonds, medium-term notes, Series H due March 2020. In accordance with the redemption provisions of the notes, the redemption included Idaho Power's payment of a make-whole premium to the holders of the redeemed notes in the aggregate amount of $4.6 million. Idaho Power used a portion of the net proceeds from the March 2018 sale of first mortgage bonds, medium-term notes to effect the redemption. As a result, $130 million of 4.50% first mortgage bonds, medium-term notes, Series H due March 2020, are classified as current maturities of long-term debt in the condensed consolidated balance sheets of the companies at March 31, 2018.

As of March 31, 2018, $280 million in principal amount of long-term debt securities remained available for issuance under a selling agency agreement executed on September 27, 2016, and pursuant to state regulatory authority.

6. COMMON STOCK

IDACORP Common Stock

During the three months ended March 31, 2018, IDACORP granted 75,761 restricted stock unit awards to employees and 12,950 shares of common stock to directors but made no original issuances of shares of common stock pursuant to the IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan. As directed by IDACORP, plan administrators of the IDACORP, Inc. Dividend Reinvestment and Stock Purchase Plan and Idaho Power Company Employee Savings Plan use market purchases of IDACORP common stock, as opposed to original issuance of common stock from IDACORP, to acquire shares of IDACORP common stock for the plans. However, IDACORP may determine at any time to use original issuances of common stock under those plans.

Restrictions on Dividends

Idaho Power’s ability to pay dividends on its common stock held by IDACORP and IDACORP’s ability to pay dividends on its common stock are limited to the extent payment of such dividends would violate the covenants in their respective credit facilities or Idaho Power’s Revised Code of Conduct. A covenant under IDACORP’s credit facility and Idaho Power’s credit facility requires IDACORP and Idaho Power to maintain leverage ratios of consolidated indebtedness to consolidated total capitalization, as defined therein, of no more than 65 percent at the end of each fiscal quarter. At March 31, 2018, the leverage ratios for IDACORP and Idaho Power were 46 percent and 48 percent, respectively. Based on these restrictions, IDACORP’s and Idaho Power’s dividends were limited to $1.2 billion and $1.0 billion, respectively, at March 31, 2018. There are additional facility covenants, subject to exceptions, that prohibit or restrict the sale or disposition of property without consent and any agreements restricting dividend payments to the company from any material subsidiary. At March 31, 2018, IDACORP and Idaho Power were in compliance with those financial covenants.

Idaho Power’s Revised Code of Conduct relating to transactions between and among Idaho Power, IDACORP, and other affiliates, which was approved by the IPUC in April 2008, provides that Idaho Power will not pay any dividends to IDACORP that will reduce Idaho Power’s common equity capital below 35 percent of its total adjusted capital without IPUC approval. At March 31, 2018, Idaho Power's common equity capital was 52 percent of its total adjusted capital. Further, Idaho Power must obtain approval from the OPUC before it can directly or indirectly loan funds or issue notes or give credit on its books to IDACORP.

Idaho Power’s articles of incorporation contain restrictions on the payment of dividends on its common stock if preferred stock dividends are in arrears. As of the date of this report, Idaho Power has no preferred stock outstanding.

In addition to contractual restrictions on the amount and payment of dividends, the FPA prohibits the payment of dividends from "capital accounts." The term "capital account" is undefined in the FPA or its regulations, but Idaho Power does not believe the restriction would limit Idaho Power's ability to pay dividends out of current year earnings or retained earnings.

7. EARNINGS PER SHARE

The table below presents the computation of IDACORP’s basic and diluted earnings per share for the three months ended March 31, 2018 and 2017 (in thousands, except for per share amounts).

	Three months ended March 31,
	2018	2017
Numerator:
Net income attributable to IDACORP, Inc.	$36,142	$33,102
Denominator:
Weighted-average common shares outstanding - basic	50,425	50,356
Effect of dilutive securities	38	41
Weighted-average common shares outstanding - diluted	50,463	50,397
Basic earnings per share	$0.72	$0.66
Diluted earnings per share	$0.72	$0.66

8. COMMITMENTS

Purchase Obligations

IDACORP's and Idaho Power's purchase obligations did not change materially, outside of the ordinary course of business, during the three months ended March 31, 2018, except that Idaho Power entered into agreements with solar and biomass PURPA-qualifying facilities, which increased contractual payment obligations by approximately $41 million over the 20-year terms of the contracts.

Guarantees

Through a self-bonding mechanism, Idaho Power guarantees its portion of reclamation activities and obligations at BCC, of which IERCo owns a one-third interest. This guarantee, which is renewed annually with the Wyoming Department of Environmental Quality, was $58.4 million at March 31, 2018, representing IERCo's one-third share of BCC's total reclamation obligation of $175.2 million. BCC has a reclamation trust fund set aside specifically for the purpose of paying these reclamation costs. At March 31, 2018, the value of BCC's reclamation trust fund was $106.3 million. During the three months ended March 31, 2018, the reclamation trust fund made no distributions for reclamation activity costs associated with the BCC surface mine. BCC periodically assesses the adequacy of the reclamation trust fund and its estimate of future reclamation costs. To ensure that the reclamation trust fund maintains adequate reserves, BCC has the ability to, and does, add a per-ton surcharge to coal sales, all of which are made to the Jim Bridger plant. Because of the existence of the fund and the ability to apply a per-ton surcharge, the estimated fair value of this guarantee is minimal.

IDACORP and Idaho Power enter into financial agreements and power purchase and sale agreements that include indemnification provisions relating to various forms of claims or liabilities that may arise from the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnification provisions cannot be reasonably estimated. IDACORP and Idaho Power periodically evaluate the likelihood of incurring costs under such indemnities based on their historical experience and the evaluation of the specific indemnities. As of March 31, 2018, management believes the likelihood is remote that IDACORP or Idaho Power would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnification obligations. Neither IDACORP nor Idaho Power has recorded any liability on their respective condensed consolidated balance sheets with respect to these indemnification obligations.

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

IDACORP and Idaho Power are parties to legal claims and legal and regulatory actions and proceedings in the ordinary course of business and, as noted above, record an accrual for associated loss contingencies when they are probable and reasonably estimable. As of the date of this report, the companies believe that resolution of those matters will not have a material adverse effect on their respective consolidated financial statements. Idaho Power is also actively monitoring various pending environmental regulations and executive orders related to environmental matters that may have a significant impact on its future operations. Given uncertainties regarding the outcome, timing, and compliance plans for these environmental matters, Idaho Power is unable to estimate the financial impact of these regulations.

10. BENEFIT PLANS

Idaho Power has a noncontributory defined benefit pension plan (pension plan) and two nonqualified defined benefit plans for certain senior management employees called the Security Plan for Senior Management Employees I and Security Plan for Senior Management Employees II (collectively, SMSP). Idaho Power also has a nonqualified defined benefit pension plan for directors that was frozen in 2002. Remaining vested benefits from that plan are included with the SMSP in the disclosures below. The benefits under the pension plan are based on years of service and the employee’s final average earnings. Idaho Power also maintains a defined benefit postretirement benefit plan (consisting of health care and death benefits) that covers all employees who were enrolled in the active-employee group plan at the time of retirement as well as their spouses and qualifying dependents. The following table shows the components of net periodic benefit costs for the pension, SMSP, and postretirement benefits plans for the three months ended March 31, 2018 and 2017 (in thousands).

	Pension Plan		SMSP		Postretirement Benefits		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Service cost	$9,743	$8,626	$(79)	$190	$284	$289	$9,948	$9,105
Interest cost	9,682	9,763	1,063	1,078	666	690	11,411	11,531
Expected return on plan assets	(13,055)	(11,388)	—	—	(629)	(570)	(13,684)	(11,958)
Amortization of prior service cost	1	7	24	32	12	7	37	46
Amortization of net loss	3,394	3,383	947	741	—	—	4,341	4,124
Net periodic benefit cost	9,765	10,391	1,955	2,041	333	416	12,053	12,848
Regulatory deferral of net periodic benefit cost(1)	(9,307)	(9,796)	—	—	—	—	(9,307)	(9,796)
Previously deferred pension costs recognized(1)	4,288	4,288	—	—	—	—	4,288	4,288
Net periodic benefit cost recognized for financial reporting(1)(2)	$4,746	$4,883	$1,955	$2,041	$333	$416	$7,034	$7,340
 (1) Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, the Idaho portion of net periodic benefit cost is recorded as a regulatory asset and is recognized in the income statement as those costs are recovered through rates.
 (2) Of total net periodic benefit cost recognized for financial reporting, $4.1 million and $4.5 million, respectively, was recognized in "Other operations and maintenance" and $2.9 million and $2.8 million, respectively, was recognized in "Other expense, net" on the condensed consolidated statements of income of the companies for the three months ended March 31, 2018 and 2017.

Idaho Power has no minimum contribution requirement to its defined benefit pension plan in 2018. However, during the three months ended March 31, 2018, Idaho Power made $10 million of discretionary contributions to its defined benefit pension plan, in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions and to mitigate the cost of being in an underfunded position. The primary impact of pension contributions is on the timing of cash flows, as the timing of cost recovery lags behind contributions.

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

The table below presents the gains and losses on derivatives not designated as hedging instruments for the three months ended March 31, 2018 and 2017 (in thousands).

		Gain/(Loss) on Derivatives Recognized in Income(1)
	Location of Realized Gain/(Loss) on Derivatives Recognized in Income	Three months ended March 31,
		2018	2017
Financial swaps	Operating revenues	$239	$1,478
Financial swaps	Purchased power	(202)	(447)
Financial swaps	Fuel expense	(688)	670
Financial swaps	Other operations and maintenance	7	(26)
Forward contracts	Operating revenues	2	—
Forward contracts	Purchased power	(13)	(1)
Forward contracts	Fuel expense	14	—
(1) Excludes unrealized gains or losses on derivatives, which are recorded on the balance sheet as regulatory assets or regulatory liabilities.

Settlement gains and losses on electricity swap contracts are recorded on the income statement in revenues from contracts with customers or purchased power depending on the forecasted position being economically hedged by the derivative contract. Settlement gains and losses on contracts for natural gas are reflected in fuel expense. Settlement gains and losses on diesel derivatives are recorded in other operations and maintenance expense. See Note 12 - "Fair Value Measurements" for additional information concerning the determination of fair value for Idaho Power’s assets and liabilities from price risk management activities.

Derivative Instrument Summary

The table below presents the fair values and locations of derivative instruments not designated as hedging instruments recorded on the balance sheets and reconciles the gross amounts of derivatives recognized as assets and as liabilities to the net amounts presented in the balance sheets at March 31, 2018, and December 31, 2017 (in thousands).

		Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Gross Fair Value	Amounts Offset	Net Assets	Gross Fair Value	Amounts Offset		Net Liabilities

March 31, 2018
Current:
Financial swaps	Other current assets	$99	$(19)	$80	$19	$(19)		$—
Financial swaps	Other current liabilities	651	(651)	—	3,058	(1,794)	(1)	1,264
Forward contracts	Other current assets	3	—	3	—	—		—
Long-term:
Financial swaps	Other liabilities	—	—	—	196	(43)		153
Total		$753	$(670)	$83	$3,273	$(1,856)		$1,417
December 31, 2017
Current:
Financial swaps	Other current assets	$18	$—	$18	$—	$—		$—
Financial swaps	Other current liabilities	553	(553)	—	1,971	(748)	(2)	1,223
Forward contracts	Other current liabilities	—	—	—	2	—		2
Long-term:
Financial swaps	Other assets	4	—	4	—	—		—
Total		$575	$(553)	$22	$1,973	$(748)		$1,225
(1) Current liability derivative amount offset includes $1.2 million and $0.2 million of collateral receivable for the periods ended March 31, 2018 and December 31, 2017, respectively.

The table below presents the volumes of derivative commodity forward contracts and swaps outstanding at March 31, 2018 and 2017 (in thousands of units).

		March 31,
Commodity	Units	2018	2017
Electricity purchases	MWh	393	128
Electricity sales	MWh	168	173
Natural gas purchases	MMBtu	8,920	8,130
Natural gas sales	MMBtu	211	—
Diesel purchases	Gallons	678	885

Credit Risk

At March 31, 2018, Idaho Power did not have material credit risk exposure from financial instruments, including derivatives. Idaho Power monitors credit risk exposure through reviews of counterparty credit quality, corporate-wide counterparty credit exposure, and corporate-wide counterparty concentration levels. Idaho Power manages these risks by establishing credit and concentration limits on transactions with counterparties and requiring contractual guarantees, cash deposits, or letters of credit from counterparties or their affiliates, as deemed necessary. Idaho Power’s physical power contracts are commonly under Western Systems Power Pool agreements, physical gas contracts are usually under North American Energy Standards Board contracts, and financial transactions are usually under International Swaps and Derivatives Association, Inc. contracts. These contracts contain adequate assurance clauses requiring collateralization if a counterparty has debt that is downgraded below investment grade by at least one rating agency.

Credit-Contingent Features

Certain Idaho Power derivative instruments contain provisions that require Idaho Power's unsecured debt to maintain an investment grade credit rating from Moody's Investors Service and Standard & Poor's Ratings Services. If Idaho Power's unsecured debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position at March 31, 2018 was $3.3 million. Idaho Power posted $2.2 million cash collateral related to this amount. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2018, Idaho Power would have been required to pay or post collateral to its counterparties up to an additional $1.9 million to cover the open liability positions as well as completed transactions that have not yet been paid.

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

IDACORP’s and Idaho Power’s assessment of a particular input's significance to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy. An item recorded at fair value is reclassified among levels when changes in the nature of valuation inputs cause the item to no longer meet the criteria for the level in which it was previously categorized. There were no transfers between levels or material changes in valuation techniques or inputs during the three months ended March 31, 2018.

The table below presents information about IDACORP’s and Idaho Power’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2018, and December 31, 2017 (in thousands).

	March 31, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds
IDACORP (1)	$27,528	$—	$—	$27,528	$28,038	$—	$—	$28,038
Idaho Power	148,886	—	—	148,886	10,260	—	—	10,260
Derivatives	80	3	—	83	22	—	—	22
Equity securities	29,037	—	—	29,037	30,266	—	—	30,266
Liabilities:
Derivatives	1,417	—	—	1,417	1,223	2	—	1,225
 (1) Holding company only. Does not include amounts held by Idaho Power.

Idaho Power’s derivatives are contracts entered into as part of its management of loads and resources. Electricity derivatives are valued on the Intercontinental Exchange with quoted prices in an active market. Natural gas and diesel derivatives are valued using New York Mercantile Exchange and Intercontinental Exchange pricing, adjusted for location basis, which are also quoted under NYMEX and ICE pricing. Equity securities consist of employee-directed investments related to an executive deferred compensation plan and actively traded money market and exchange traded funds related to the SMSP. The investments are measured using quoted prices in active markets and are held in a Rabbi trust.

The table below presents the carrying value and estimated fair value of financial instruments that are not reported at fair value, as of March 31, 2018, and December 31, 2017, using available market information and appropriate valuation methodologies (in thousands).

	March 31, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
IDACORP
Assets:
Notes receivable(1)	$3,804	$3,804	$3,804	$3,804
Liabilities:
Long-term debt(1)	1,963,576	2,108,384	1,746,123	1,915,459
Idaho Power
Liabilities:
Long-term debt(1)	1,963,576	2,108,384	1,746,123	1,915,459
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

	Utility Operations	All Other	Eliminations	Consolidated Total
Three months ended March 31, 2018:
Revenues	$309,461	$646	$—	$310,107
Net income attributable to IDACORP, Inc.	35,857	285	—	36,142
Total assets as of March 31, 2018	6,211,298	144,868	(94,488)	6,261,678
Three months ended March 31, 2017:
Revenues	$301,964	$580	$—	$302,544
Net income attributable to IDACORP, Inc.	32,482	620	—	33,102

14. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

The table below presents changes in components of accumulated other comprehensive income (AOCI), net of tax, during the three months ended March 31, 2018 and 2017 (in thousands). Items in parentheses indicate charges to AOCI.

	Defined Benefit Pension Items
	Three months ended March 31,
	2018	2017
Balance at beginning of period	$(30,964)	$(20,882)
Amounts reclassified out of AOCI	721	471
Balance at end of period	$(30,243)	$(20,411)

The table below presents amounts reclassified out of components of AOCI and the income statement location of those amounts reclassified during the three months ended March 31, 2018 and 2017 (in thousands). Items in parentheses indicate increases to net income.

	Amount Reclassified from AOCI
Details About AOCI	Three months ended March 31,
	2018	2017
Amortization of defined benefit pension items(1)
Prior service cost	$24	$32
Net loss	947	741
Total before tax	971	773
Tax benefit(2)	(250)	(302)
Net of tax	721	471
Total reclassification for the period	$721	$471
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

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of IDACORP, Inc. and subsidiaries (the “Company”) as of March 31, 2018, the related condensed consolidated statements of income, comprehensive income, equity, and cash flows for the three-month periods ended March 31, 2018 and 2017, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2017, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated February 22, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

This interim financial information is the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our reviews in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ DELOITTE & TOUCHE LLP

Boise, Idaho
May 3, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Idaho Power Company

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Idaho Power Company and subsidiary (the “Company”) as of March 31, 2018, the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2018 and 2017, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2017, and the related consolidated statements of income, comprehensive income, retained earnings and cash flows for the year then ended (not presented herein); and in our report dated February 22, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

This interim financial information is the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our reviews in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ DELOITTE & TOUCHE LLP

Boise, Idaho
May 3, 2018

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in this report, the general financial condition and results of operations for IDACORP, Inc. and its subsidiaries (collectively, IDACORP) and Idaho Power Company and its subsidiary (collectively, Idaho Power) are discussed. While reading the MD&A, please refer to the accompanying condensed consolidated financial statements of IDACORP and Idaho Power. Also refer to "Cautionary Note Regarding Forward-Looking Statements" in this report for important information regarding forward-looking statements made in this MD&A and elsewhere in this report. This discussion updates the MD&A included in the Annual Report on Form 10-K for the year ended December 31, 2017, and should also be read in conjunction with the information in that report. The results of operations for an interim period generally will not be indicative of results for the full year, particularly in light of the seasonality of Idaho Power's sales volumes, as discussed below.

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

EXECUTIVE OVERVIEW

Management's Outlook and Company Initiatives

In the Annual Report on Form 10-K for the year ended December 31, 2017, IDACORP's and Idaho Power's management included a brief overview of their initiatives and strategies for the companies for 2018 and beyond, under the heading "Executive Overview - 2018 Initiatives and Strategy" in the MD&A. As of the date of this report, management's outlook and strategy remain consistent with that discussion. Most notably:

•
Idaho Power continues to expect positive customer growth in its service area, and continues to participate in and support state and local economic development initiatives aimed at responsible and sustainable growth. During the first three months of 2018, Idaho Power's customer count grew by approximately 2,300 customers, and for the twelve months ended March 31, 2018, the customer growth rate was 2.1 percent.

•
Idaho Power anticipates substantial capital investments, with expected total capital expenditures of approximately $1.5 billion over the five-year period from 2018 (including the expenditures incurred so far in 2018) through 2022.

•
Idaho Power continues to execute on its four strategic areas; growing to enhance financial strength, improving Idaho Power's core business, enhancing Idaho Power’s brand, and focusing on safety and employee engagement.

•
Idaho Power continues to focus on timely recovery of costs and earning a reasonable return on investment, including working to evaluate and ensure that its rate design and regulatory mechanisms properly reflect the cost to provide electric service.

Summary of Financial Results

The following is a summary of Idaho Power's net income, net income attributable to IDACORP, and IDACORP's earnings per diluted share for the three months ended March 31, 2018 and 2017 (in thousands, except earnings per share amounts):

	Three months ended March 31,
	2018	2017
Idaho Power net income	$35,857	$32,482
Net income attributable to IDACORP, Inc.	$36,142	$33,102
Average outstanding shares – diluted	50,463	50,397
IDACORP, Inc. earnings per diluted share	$0.72	$0.66

The table below provides a reconciliation of net income attributable to IDACORP for the three months ended March 31, 2018, from the same period in 2017 (items are in millions and are before related income tax impact unless otherwise noted).

	Three months ended
Net income attributable to IDACORP, Inc. - March 31, 2017		$33.1
Increase (decrease) in Idaho Power net income:
Customer growth, net of associated power supply costs and power cost adjustment mechanisms	2.4
Usage per retail customer, net of associated power supply costs and power cost adjustment mechanisms	(10.4)
Idaho fixed cost adjustment (FCA) revenues	8.7
Retail revenues per megawatt-hour (MWh), net of associated power supply costs and power cost adjustment mechanisms	1.2
Transmission services (wheeling) and other revenues	2.7
Depreciation expense	(3.3)
Other changes in operating revenues and expenses, net	0.5
Increase in Idaho Power operating income before tax reform revenue accrual	1.8
Tax reform revenue accrual for future rate reduction	(5.0)
Decrease in Idaho Power operating income	(3.2)
Earnings of equity-method investments	2.9
Non-operating income and expenses	0.5
Additional accumulated deferred investment tax credits (ADITC) amortization	(1.4)
Income tax expense (excluding additional ADITC amortization)	4.6
Total increase in Idaho Power net income		3.4
Other IDACORP changes (net of tax)		(0.4)
Net income attributable to IDACORP, Inc. - March 31, 2018		$36.1

IDACORP's net income increased $3.0 million for the first quarter of 2018 compared with the first quarter of 2017, primarily due to higher net income at Idaho Power.
Customer growth increased operating income by $2.4 million in the first quarter of 2018 compared with the first quarter of 2017, as the number of Idaho Power customers grew by 2.1 percent during the twelve months ended March 31, 2018. A decrease in sales volumes on a per-customer basis decreased operating income by $10.4 million in the first quarter of 2018 compared with the first quarter of 2017. More moderate winter temperatures in Idaho Power's service area in the first quarter of 2018 compared with the first quarter of 2017 led to a decrease in sales volumes on a per-customer basis, primarily due to residential customers using less energy for heating. The revenue decrease related to lower sales volumes was largely offset by the FCA mechanism, which increased revenues by $8.7 million during the first quarter of 2018 compared with the first quarter of 2017.

A net increase in retail revenues per MWh contributed $1.2 million to operating income in the first quarter of 2018 compared with the first quarter of 2017. Revenue increases resulting from the North Valmy coal-fired power plant (Valmy Plant) settlement stipulations discussed below were mostly offset by a decrease in the proportion of residential sales in higher rate categories under Idaho Power's tiered rate structure. This was due to more moderate winter temperatures in the first quarter of 2018 compared with the first quarter of 2017.

In the second quarter of 2017, the IPUC and OPUC each approved settlement stipulations related to Idaho Power’s plan to end its participation in coal-fired operations at the Valmy Plant by the end of 2025. In the first quarter of 2018, the settlement stipulations resulted in increased retail revenue collections and retail revenue accruals, increased net depreciation expense, and increased associated income tax expenses, including plant-related flow-through tax adjustments.

During the first quarter of 2018, Idaho Power also benefited from a $2.7 million increase in transmission services and other revenue compared with the first quarter of 2017. This change was largely due to an increase in Idaho Power's Open Access Transmission Tariff (OATT) rates that became effective in October 2017, as well as a weather-related increase in wheeling volumes.

Due to regulatory orders received from the IPUC and OPUC during the first quarter of 2018 relating to the Tax Cuts and Jobs Act (discussed in more detail below), Idaho Power recorded a $5.0 million reduction to revenue and corresponding regulatory liability for its estimate of first quarter 2018 tax benefits resulting from the changes in the federal and state income tax law that Idaho Power expects to return to Idaho and Oregon customers in the future.

Income from Idaho Power's unconsolidated investment in BCC increased non-operating income by $2.9 million in the first quarter of 2018 compared with the first quarter of 2017, primarily due to an increase in coal sales prices at BCC.

Idaho Power income tax expense, excluding additional ADITC amortization, decreased $4.6 million in the first quarter of 2018 compared with the first quarter of 2017, due mostly to the lower federal statutory income tax rate resulting from the Tax Cuts and Jobs Act discussed in further detail below. Idaho Power recorded $0.5 million of additional ADITC amortization under its Idaho regulatory settlement stipulation during the first quarter of 2018. During the first quarter of 2017, Idaho Power recorded $1.9 million of additional ADITC amortization, which was later reversed as actual 2017 results exceeded earlier estimates. Based on Idaho Power's current expectations of full-year 2018 results, Idaho Power expects to record less than $5 million of additional ADITC amortization for the full-year 2018.

Overview of General Factors and Trends Affecting Results of Operations and Financial Condition

IDACORP's and Idaho Power's results of operations and financial condition are affected by a number of factors, and the impact of those factors is discussed in more detail below in this MD&A. To provide context for the discussion elsewhere in this report, some of the more notable factors include the following:

•
Tax Cuts and Jobs Act: On December 22, 2017, the Tax Cuts and Jobs Act was signed into law, which lowered the corporate federal income tax rate from 35 percent to 21 percent and modified or eliminated certain federal income tax deductions for corporations. The majority of the changes, including the rate reduction, became effective on January 1, 2018. IDACORP and Idaho Power expect the changes in income tax law to reduce annual income tax expense for both companies beginning in 2018. Due to regulatory orders received from the IPUC and OPUC during the first quarter of 2018 relating to the Tax Cuts and Jobs Act, Idaho Power recorded a $5.0 million reduction to revenue and corresponding regulatory liability for its estimate of first quarter 2018 tax benefits resulting from the changes in the federal and state income tax law that Idaho Power expects to return to Idaho and Oregon customers in the future. Refer to "Regulatory Matters" in this MD&A for more information on the related regulatory proceedings.

•
Regulation of Rates and Cost Recovery: The price that Idaho Power is authorized to charge for its electric and transmission service is a critical factor in determining IDACORP's and Idaho Power's results of operations and financial condition. Those rates are established by state regulatory commissions and the FERC and are intended to allow Idaho Power an opportunity to recover its expenses and earn a reasonable return on investment. Because of the significant impact of ratemaking decisions, and in pursuit of its goal of advancing a purposeful regulatory strategy, Idaho Power focuses on timely recovery of its costs through filings with the company's regulators, working to put in place innovative regulatory mechanisms, and on the prudent management of expenses and investments. Idaho Power currently has a regulatory settlement stipulation in Idaho that includes provisions for the accelerated amortization of certain tax credits to help achieve a minimum 9.5 percent return on year-end equity in the Idaho jurisdiction (Idaho ROE). The settlement stipulation also provides for the potential sharing between the company and customers of Idaho-jurisdictional earnings in excess of specified levels of Idaho ROE. If the IPUC approves the pending Idaho settlement stipulation as filed, the current mechanism would be extended beginning in 2020 with the modification of certain terms, which are described in "Regulatory Matters" in this MD&A and in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report. During 2018, Idaho Power will continue to assess the need to file a general rate case to reset base rates, but does not anticipate filing a rate case in 2018.

•
Economic Conditions and Loads: Economic conditions impact consumer demand for electricity, revenues, collectability of accounts, the volume of wholesale energy sales, and the need to construct and improve infrastructure, purchase power, and implement programs to meet customer load demands. In recent years, Idaho Power has seen growth in the number of customers in its service area. Over the 12 months ended March 31, 2018, customer count grew by 2.1 percent. Idaho Power expects its number of customers to continue to increase in the foreseeable future. Employment in Idaho Power's service area grew by approximately 3.9 percent over the twelve months ended March 31, 2018, based on Idaho Department of Labor preliminary March 2018 data. Idaho Power has in recent years supported State of Idaho-coordinated efforts to promote economic development with an emphasis on attracting industrial and commercial customers to its service area.

In June 2017, Idaho Power filed its Integrated Resource Plan (IRP), Idaho Power's long-term forecast of loads and resources. The load forecast assumptions Idaho Power used in the 2017 IRP are included in the table below. For comparison purposes, the analogous average annual growth rates used in the prior two IRPs are included.

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

•
Weather Conditions: Weather and agricultural growing conditions have a significant impact on Idaho Power's energy sales. Relatively low and high temperatures result in greater energy use for heating and cooling, respectively. During the agricultural growing season, which in large part occurs during the second and third quarters, irrigation customers use electricity to operate irrigation pumps, and weather conditions can impact the timing and extent of use of those pumps. Idaho Power also has tiered rates and seasonal rates, which contribute to increased revenues during higher-load periods, most notably during the third quarter of each year when overall customer demand is highest. Much of the adverse or favorable impact of weather on sales of energy to residential and small commercial customers is mitigated through the Idaho FCA mechanism, which is described in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements in this report.

Further, as Idaho Power's hydroelectric facilities comprise nearly one-half of Idaho Power's nameplate generation capacity, precipitation levels impact the mix of Idaho Power's generation resources. When hydroelectric generation is reduced, Idaho Power must rely on more expensive generation sources and purchased power. When favorable hydroelectric generating conditions exist for Idaho Power, they also may exist for other Pacific Northwest hydroelectric facility operators, lowering regional wholesale market prices and impacting the revenue Idaho Power receives from wholesale energy sales of its excess power. Much of the adverse or favorable impact of this volatility is addressed through the Idaho and Oregon power cost adjustment mechanisms. For 2018, Idaho Power expects generation from its hydroelectric resources to be in the range of 7.5 to 9.5 million MWh, compared with 20-year average annual hydroelectric generation of 7.6 million MWh. Under median water conditions, Idaho Power's hydroelectric facilities would currently provide annual generation of approximately 8.4 million MWh.

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

•
Regulatory and Environmental Compliance Costs: Idaho Power is subject to extensive federal and state laws, policies, and regulations, as well as regulatory actions and audits by agencies and quasi-governmental agencies, including the FERC, the North American Electric Reliability Corporation, and the Western Electricity Coordinating Council. Compliance with these requirements directly influences Idaho Power's operating environment and affects Idaho Power's operating costs. Environmental laws and regulations, in particular, may increase the cost of operating generation plants and constructing new facilities, require that Idaho Power install additional pollution control devices at existing generating plants, or require that Idaho Power cease operating certain generation plants. Idaho Power expects to spend a considerable amount on environmental compliance and controls in the next decade.

•
Water Management and Relicensing of the Hells Canyon Hydroelectric Project: Because of Idaho Power's reliance on stream flow in the Snake River and its tributaries, Idaho Power participates in numerous proceedings and venues that may affect its water rights, seeking to preserve the long-term availability of its rights for its hydroelectric projects. Also, Idaho Power is involved in renewing its long-term federal license for the HCC, its largest hydroelectric generation source. Given the number of parties involved, Idaho Power's relicensing costs have been and will continue to be substantial. Idaho Power cannot currently determine the ultimate terms of, and costs associated with, any resulting long-term license.

RESULTS OF OPERATIONS

This section of MD&A takes a closer look at the significant factors that affected IDACORP’s and Idaho Power’s earnings during the three months ended March 31, 2018. In this analysis, the results for the three months ended March 31, 2018, are compared with the same period in 2017.

Operating Revenues

The table below presents Idaho Power’s energy sales and supply (in thousands of MWh) for the three months ended March 31, 2018 and 2017.

	Three months ended March 31,
	2018	2017
Retail energy sales	3,246	3,408
Wholesale energy sales	860	688
Bundled energy sales	224	66
Total energy sales	4,330	4,162
Hydroelectric generation	2,725	2,362
Coal generation	607	837
Natural gas and other generation	104	331
Total system generation	3,436	3,530
Purchased power	1,189	907
Line losses	(295)	(275)
Total energy supply	4,330	4,162

Sales Volume and Generation: In the first three months of 2018, retail sales volumes decreased 162 thousand MWh, or 5 percent, compared with the same period in the prior year. The sales decrease was primarily due to more moderate weather in the first three months of 2018 compared with the first three months of 2017, which decreased the use of electricity for heating purposes. Heating degree-days were 11 percent lower in the first three months of 2018 compared with the first three months of 2017 and 7 percent below normal in the first three months of 2018. Residential usage per customer was 10 percent lower in the first three months of 2018 and commercial usage per customer was 4 percent lower in the first three months of 2018 compared with the first three months of 2017. Partially offsetting the decrease in usage, customer growth increased sales volumes in the first three months of 2018 compared with the first three months of 2017, with the number of Idaho Power's customers growing by 2.1 percent over the prior twelve months.

Wholesale energy sales volumes increased 172 thousand MWh, or 25 percent, during the first three months of 2018 compared with the first three months of 2017, due primarily to an increase in hydroelectric generation and purchased power as well as lower retail sales volumes resulting in increased energy available for wholesale energy sales. During the first three months of 2018, hydroelectric generation comprised 79 percent of Idaho Power's total system generation compared with 67 percent during the first three months of 2017. Generation from Idaho Power's hydroelectric plants increased due to strong reservoir storage attributable to above-normal snowpack from 2017 and near-normal snowpack in 2018. For 2018, Idaho Power estimates annual generation from its hydroelectric facilities will be between 7.5 million MWh and 9.5 million MWh.

The financial impacts of fluctuations in wholesale energy sales, purchased power, fuel expense, and other power supply-related expenses are addressed in Idaho Power's Idaho and Oregon power cost adjustment mechanisms, which are described later in this MD&A.

Retail Revenues: The table below presents Idaho Power’s retail revenues (in thousands) and MWh sales volumes (in thousands) for the three months ended March 31, 2018 and 2017, and the number of customers as of March 31, 2018 and 2017.

	Three months ended March 31,
	2018	2017
Retail revenues:
Residential (includes $13,543 and $5,126, respectively, related to the FCA(1))	$148,848	$152,155
Commercial (includes $362 and $111, respectively, related to the FCA(1))	75,537	74,278
Industrial	46,653	45,458
Irrigation	1,071	925
Deferred revenue related to HCC relicensing AFUDC(2)	(2,584)	(2,584)
Tax reform revenue accrual for future rate reduction(3)	(5,000)	—
Total retail revenues	$264,525	$270,232
Volume of retail sales (MWh)
Residential	1,403	1,541
Commercial	1,001	1,027
Industrial	833	830
Irrigation	9	10
Total retail MWh sales	3,246	3,408
Number of retail customers at period end
Residential	455,685	445,808
Commercial	70,651	69,485
Industrial	117	121
Irrigation	20,944	20,634
Total customers	547,397	536,048
(1) The FCA mechanism is an alternative revenue program and does not represent revenue from contracts with customers.
(2) As part of its January 30, 2009 general rate case order, the IPUC is allowing Idaho Power to recover the allowance for funds used during construction (AFUDC) on construction work in progress related to the HCC relicensing process, even though the relicensing process is not yet complete and the costs have not been moved to electric plant in service. Idaho Power is collecting approximately $10.7 million annually in the Idaho jurisdiction but is deferring revenue recognition of the amounts collected until the license is issued and the accumulated license costs approved for recovery are placed in service.
(3) See Note 3 - "Regulatory Matters" for additional discussion regarding Idaho Power's estimate of benefits resulting from the changes in the federal income tax law that Idaho Power expects to return to customers in the future.

Changes in rates, changes in customer demand, and changes in FCA mechanism revenues are the primary reasons for fluctuations in retail revenue from period to period. The primary influences on customer demand for electricity are weather and economic conditions. Extreme temperatures increase sales to customers who use electricity for cooling and heating, while moderate temperatures decrease sales. Precipitation levels and the timing of precipitation during the agricultural growing season also affect sales to customers who use electricity to operate irrigation pumps. Rates are also seasonally adjusted, providing for higher rates during peak load periods, and residential customer rates are tiered, providing for higher rates based on higher levels of usage. The seasonal and tiered rate structures contribute to seasonal fluctuations in revenues and earnings. For purposes of illustration, Boise, Idaho weather-related information for the three months ended March 31, 2018 and 2017, is presented in the table that follows.

	Three months ended March 31,
	2018	2017	Normal (2)
Heating degree-days(1)	2,297	2,591	2,480
Cooling degree-days(1)	—	—	—
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

Retail revenues decreased $5.7 million for the three months ended March 31, 2018, compared with the same period in 2017. The factors affecting retail revenues during the period are discussed below.

•
Rates: Rate changes, including the revenue accruals provided for in the Valmy Plant settlement stipulation, increased retail revenues by $5.6 million for the three months ended March 31, 2018, compared with the same period in 2017. In the second quarter of 2017, the IPUC and OPUC each approved settlement stipulations related to Idaho Power’s plan to end its participation in coal-fired operations at the Valmy Plant by the end of 2025, which increased retail revenue collections and retail revenue accruals for the three months ended March 31, 2018, compared with the same period in 2017. Also, more moderate winter temperatures in the first three months of 2018 compared with the first three months of 2017 led to a lower proportion of residential sales in higher rate categories under Idaho Power's tiered rate structure in the first three months of 2018. The customer rates include collection of amounts related to the Idaho-jurisdiction power cost adjustment (PCA) mechanism, which increased revenue $3.5 million in the first quarter 2018 compared with the first quarter of 2017. The collection of amounts related to the PCA mechanism in rates has no effect on operating income as a corresponding amount is recorded as expense in the same period it is collected through rates.

•	Customers: Customer growth of 2.1 percent increased retail revenues $3.3 million in the first three months of 2018 compared with the first three months of 2017.

•
Usage: Lower usage (on a per customer basis), primarily by residential and commercial customers, decreased retail revenue by $18.3 million for the first three months of 2018 compared with the first three months of 2017. Decreased usage was primarily the result of more moderate winter temperatures in Idaho Power's service area, which decreased usage by residential customers for heating. Heating degree-days were 11 percent lower in the first three months of 2018 compared with the first three months of 2017.

•
FCA Revenue: The FCA mechanism adjusts revenue each year to accrue, or defer, the difference between the authorized fixed-cost recovery amount per customer and the actual fixed costs per customer recovered by Idaho Power during the year. Lower usage (on a per customer basis) by residential and small general service customers during the three months ended March 31, 2018 increased the amount of FCA revenue accrued by $8.7 million for the first three months of 2018, compared with the same period in 2017. Idaho Power accrued $13.9 million of FCA revenue in the first three months of 2018, compared with $5.2 million of FCA revenue in the first three months of 2017.

•
Tax Reform: In connection with recent regulatory orders received from the IPUC and OPUC relating to the Tax Cuts and Jobs Act discussed in more detail in "Regulatory Matters" in this MD&A, Idaho Power recorded a $5.0 million reduction to revenue and corresponding regulatory liability for its estimate of first quarter 2018 benefits resulting from the changes in the federal and state income tax law that are expected be returned to Idaho and Oregon customers in the future.

Wholesale Energy Sales: Wholesale energy sales consist primarily of long-term sales contracts and opportunity sales of surplus system energy and do not include derivative transactions. The table below presents Idaho Power’s wholesale energy sales for the three months ended March 31, 2018 and 2017 (in thousands, except for per MWh amounts).

	Three months ended March 31,
	2018	2017
Wholesale energy revenues	$14,069	$7,965
Wholesale MWh sold	860	688
Wholesale energy revenues per MWh	$16.36	$11.58

In the first three months of 2018, wholesale energy revenue increased by $6.1 million, or 77 percent, compared with the first three months of 2017. Wholesale energy sales volumes increased 25 percent in the first three months of 2018 compared with the first three months of 2017, as generation from Idaho Power's hydroelectric plants increased due to strong reservoir storage attributable to above-normal snowpack from 2017 and near-normal snowpack in 2018. The increase in hydroelectric generation and the comparative decrease in energy demand resulted in additional energy available for wholesale sales in the first three months of 2018 compared with the first three months of 2017. The average price of wholesale energy sales was 41 percent higher for the three months ended March 31, 2018, compared with the first three months of 2017.

Transmission Services (Wheeling) Revenues: Revenue from transmission services increased $2.5 million during the first three months of 2018 compared with the first three months of 2017. The increase was largely due to an increase in Idaho Power's OATT rates as well as a weather-related increase in wheeling volumes.

Energy Efficiency Program Revenues: In both Idaho and Oregon, energy efficiency riders fund energy efficiency program expenditures. Expenditures funded through the riders are reported as an operating expense with an equal amount recorded in revenues, resulting in no net impact on earnings. The cumulative variance between expenditures and amounts collected through the rider is recorded as a regulatory asset or liability. A liability balance indicates that Idaho Power has collected more than it has spent and an asset balance indicates that Idaho Power has spent more than it has collected. At March 31, 2018, Idaho Power's energy efficiency rider balances were a $2.2 million regulatory liability in the Idaho jurisdiction and a $6.3 million regulatory asset in the Oregon jurisdiction. As described in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements in this report, the requested net increase in PCA rates, effective for the 2017-2018 PCA collection period from June 1, 2017, to May 31, 2018, included a $13.0 million refund of previously collected Idaho energy efficiency rider funds.

Operating Expenses

Purchased Power: The table below presents Idaho Power’s purchased power expenses and volumes for the three months ended March 31, 2018 and 2017 (in thousands, except for per MWh amounts).

	Three months ended March 31,
	2018	2017
Expense
PURPA contracts	$41,938	$30,840
Other purchased power (including wheeling)	19,990	18,276
Total purchased power expense	$61,928	$49,116
MWh purchased
PURPA contracts	710	519
Other purchased power	479	388
Total MWh purchased	1,189	907
Cost per MWh from PURPA contracts	$59.07	$59.42
Cost per MWh from other sources	$41.73	$47.10
Weighted average - all sources	$52.08	$54.15

Purchased power expense increased $12.8 million, or 26 percent, in the first three months of 2018, compared with the first three months of 2017. The increase for the first three months of 2018 was primarily due to an increase of 37 percent in MWh purchased from generation projects under PURPA contracts, offset partially by decreases in costs per MWh of other purchased power.

Idaho Power is required by federal law to purchase power from some PURPA generation projects at a specified price regardless of the then-current load demand or wholesale energy market prices. The intermittent, non-dispatchable nature of most PURPA generation increases the likelihood that Idaho Power will at times be required to reduce output from its lower-cost hydroelectric and fossil fuel-fired generation resources and may be required to sell its excess power in the wholesale power market at a significant loss. The other purchased power cost per MWh often exceeds the wholesale energy sales revenue per MWh because Idaho Power generally needs to purchase more power during heavy load periods than during light load periods, and conversely has less energy available for wholesale energy sales during heavy load periods than light load periods. Market energy prices are typically higher during heavy load periods than during light load periods. Also, in accordance with Idaho Power's risk management policy, Idaho Power may purchase or sell energy several months in advance of anticipated delivery. The regional energy market price is dynamic and additional energy transactions that Idaho Power makes at current market prices may be noticeably different than the advance transaction prices. Most of the non-PURPA purchased power and substantially all of the PURPA power purchase costs are recovered through base rates and Idaho Power's power cost adjustment mechanisms.

Fuel Expense: The table below presents Idaho Power’s fuel expenses and thermal generation for the three months ended March 31, 2018 and 2017 (in thousands, except for per MWh amounts).

	Three months ended March 31,
	2018	2017
Expense
Coal	$23,282	$27,856
Natural gas(1)	4,453	8,396
Total fuel expense	$27,735	$36,252
MWh generated
Coal	607	837
Natural gas(1)	104	331
Total MWh generated	711	1,168
Cost per MWh - Coal	$38.36	$33.28
Cost per MWh - Natural gas	$42.82	$25.37
Weighted average, all sources	$39.01	$31.04
(1) Includes a negligible amount of expense and generation related to the Salmon diesel-fired generation plant.

The majority of the fuel for Idaho Power’s jointly-owned coal-fired plants is purchased through long-term contracts, including purchases from BCC, a one-third owned joint venture of IERCo. The price of coal from BCC is subject to fluctuations in mine operating expenses, geologic conditions, and production levels. BCC supplies up to two-thirds of the coal used by the Jim Bridger plant. Natural gas is mainly purchased on the regional wholesale spot market at published index prices. In addition to commodity (variable) costs, both natural gas and coal expenses include costs that are more fixed in nature for items such as capacity charges, transportation, and fuel handling. Period to period variances in fuel expense per MWh are noticeably impacted by these fixed charges when generation output is substantially different between the periods.

Fuel expense decreased $8.5 million, or 23 percent, in the first three months of 2018, compared with the first three months of 2017. The decrease in the first three months of 2018 was primarily due to increased output from Idaho Power's hydroelectric plants, which reduced utilization of gas and coal generation. Generation from the hydroelectric plants increased 15 percent during the first three months of 2018, compared with the first three months of 2017.

Power Cost Adjustment Mechanisms: Idaho Power's power supply costs (primarily purchased power and fuel expense, less wholesale energy sales) can vary significantly from year to year. Volatility of power supply costs arises from factors such as weather conditions, wholesale market prices, volumes of power purchased and sold in the wholesale markets, Idaho Power's hydroelectric and thermal generation volumes and fuel costs, generation plant availability, and retail loads. To address the volatility of power supply costs, Idaho Power's power cost adjustment mechanisms in the Idaho and Oregon jurisdictions allow Idaho Power to recover from customers, or refund to customers, most of the fluctuations in power supply costs. In the Idaho jurisdiction, the PCA includes a cost or benefit sharing ratio that allocates the deviations in net power supply expenses between customers (95 percent) and Idaho Power (5 percent), with the exception of PURPA power purchases and demand response program incentives, which are allocated 100 percent to customers. The Idaho deferral period, or PCA year, runs from April 1 through March 31. Amounts deferred during the PCA year are primarily recovered or refunded during the subsequent June 1 through May 31 period. Because of the power cost adjustment mechanisms, the primary financial impacts of power supply cost variations is that cash is paid out but recovery from customers does not occur until a future period, or cash that is collected is refunded to customers in a future period, resulting in fluctuations in operating cash flows from year to year.

The table that follows presents the components of the Idaho and Oregon power cost adjustment mechanisms for the three months ended March 31, 2018 and 2017 (in thousands).

	Three months ended March 31,
	2018	2017
Idaho power supply cost accrual	$17,546	$13,863
Amortization of prior year authorized balances	7,992	9,624
Total power cost adjustment expense	$25,538	$23,487

The power supply accruals represent the portion of the power supply cost fluctuations accrued under the power cost adjustment mechanisms. When actual power supply costs are lower than the amount forecasted in power cost adjustment rates, which was the case in the first three months of 2018 and the first three months of 2017, most of the difference is accrued. When actual power supply costs are higher than the amount forecasted in power cost adjustment rates, most of the difference is deferred. The amortization of the prior year’s balances represents the offset to the amounts being collected or refunded in the current power cost adjustment year that were deferred or accrued in the prior power cost adjustment year (the true-up component of the power cost adjustment mechanism).

Other Operations and Maintenance (O&M) Expenses: Other O&M expenses were relatively flat, decreasing less than 1 percent in the first three months of 2018 compared with the first three months of 2017.

Income Taxes

IDACORP's and Idaho Power's income tax expense decreased $3.3 million and $3.2 million, respectively, for the three months ended March 31, 2018, when compared with the same period in 2017, primarily due to lower statutory tax rates, net of a decrease in additional ADITC amortization under the regulatory mechanism described in Note 3 - “Regulatory Matters” to the condensed consolidated financial statements in this report. The lower statutory income tax rates were the result of the Tax Cuts and Jobs Act, which reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent, and Idaho House Bill 463, which lowered the Idaho state corporate income tax rate from 7.4 percent to 6.925 percent. The new income tax rates were effective on January 1, 2018. For information relating to IDACORP's and Idaho Power's computation of income tax expense and estimated annual effective tax rate, see Note 2 - "Income Taxes" to the condensed consolidated financial statements included in this report.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Idaho Power has been pursuing significant enhancements to its utility infrastructure in an effort to ensure an adequate supply of electricity, to provide service to new customers, and to maintain system reliability. Idaho Power's existing hydroelectric and thermal generation facilities also require continuing upgrades and component replacement. Idaho Power anticipates these substantial capital expenditures to continue, with expected total capital expenditures of approximately $1.5 billion over the five-year period from 2018 (including expenditures incurred to-date in 2018) through 2022.

Idaho Power funds its liquidity needs for capital expenditures through cash flows from operations, debt offerings, commercial paper markets, credit facilities, and capital contributions from IDACORP. Idaho Power periodically files for rate adjustments for recovery of operating costs and capital investments to provide the opportunity to align Idaho Power's earned returns with those allowed by regulators. Idaho Power uses operating and capital budgets to control operating costs and capital expenditures. During the first three months of 2018, Idaho Power continued its efforts to optimize operations, control costs, and generate operating cash inflows to meet operating expenditures, contribute to capital expenditure requirements, and pay dividends to shareholders.

As of April 27, 2018, IDACORP's and Idaho Power's access to debt, equity, and credit arrangements included:

•	their respective $100 million and $300 million revolving credit facilities;

•	IDACORP's shelf registration statement filed with the U.S. Securities and Exchange Commission (SEC) on May 20, 2016, which may be used for the issuance of debt securities and common stock;

•
Idaho Power's shelf registration statement filed with the SEC on May 20, 2016, which may be used for the issuance of first mortgage bonds and debt securities; $280 million remains available for issuance pursuant to state regulatory authority; and

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

On March 16, 2018, Idaho Power issued $220 million in principal amount of 4.20% first mortgage bonds, Series K, maturing on March 1, 2048. On April 17, 2018, Idaho Power redeemed, prior to maturity, its $130 million in principal amount of 4.50%

first mortgage bonds, medium-term notes due March 2020. In accordance with the redemption provisions of the original terms of the notes, the redemption included payment by Idaho Power of a make-whole premium of $4.6 million. Idaho Power used a portion of the net proceeds of the March 2018 sale of first mortgage bonds, medium-term notes to effect the redemption.

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

IDACORP and Idaho Power seek to maintain capital structures of approximately 50 percent debt and 50 percent equity, and maintaining this ratio influences IDACORP's and Idaho Power's debt and equity issuance decisions. As of March 31, 2018, IDACORP's and Idaho Power's capital structures, as calculated for purposes of applicable debt covenants, were as follows:

	IDACORP	Idaho Power
Debt	46%	48%
Equity	54%	52%

IDACORP and Idaho Power generally maintain their cash and cash equivalents in highly liquid investments, such as U.S. Treasury Bills, money market funds, and bank deposits.

Operating Cash Flows

IDACORP’s and Idaho Power’s operating cash inflows for the three months ended March 31, 2018, were $92 million and $89 million, respectively, decreases of $22 million and $36 million, respectively, compared with the same period in 2017. Significant items that affected the comparability of the companies' operating cash flows in the first three months of 2018 compared with the same period in 2017 were as follows:

•	changes in deferred taxes and in taxes accrued and receivable combined to decrease cash flows by $2 million and $25 million at IDACORP and Idaho Power, respectively;

•	Idaho Power made $12 million of benefit plan contributions during the first three months of 2018, while it made contributions of $2 million for the same period in 2017; and

•	changes in working capital balances due primarily to timing, including fluctuations in accounts receivable, other current assets, and accounts payable, as follows:

◦
timing of collections of accounts receivable balances decreased operating cash flows by $5 million for IDACORP and increased operating cash flows by $4 million for Idaho Power. IDACORP collected an $8 million receivable in the first quarter of 2017 from a legal settlement;

◦
the changes in other current assets decreased cash flows by $24 million, which was primarily due to (1) fluctuations in the balance in accrued unbilled revenues as energy sales near the end of the respective periods were impacted by weather and (2) timing of prepayments; and

◦	timing of accounts payable payments increased operating cash flows by $23 million for IDACORP and Idaho Power.

Investing Cash Flows

Investing activities consist primarily of capital expenditures related to new construction and improvements to Idaho Power’s generation, transmission, and distribution facilities. IDACORP’s and Idaho Power’s net investing cash outflows for the three months ended March 31, 2018, were $45 million. Investing cash outflows for 2018 and 2017 were primarily for construction of utility infrastructure needed to address Idaho Power’s aging plant and equipment, customer growth, and environmental and regulatory compliance requirements. During the three months ended March 31, 2018, Idaho Power received $19 million in payments from project co-participants pursuant to the terms of the joint funding arrangements for their share of costs.

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

IDACORP's and Idaho Power's net financing cash inflows for the three months ended March 31, 2018 were $184 million and $187 million, respectively. As previously mentioned, on March 16, 2018, Idaho Power issued $220 million in first mortgage bonds. Financing cash flows also included the payment of $30 million of dividends on common stock.

Financing Programs and Available Liquidity

IDACORP Equity Programs: In recent years, IDACORP has entered into sales agency agreements under which IDACORP could offer and sell shares of its common stock from time to time through a third-party agent. The most recent sales agency agreement terminated in May 2016. In May 2016, IDACORP filed a shelf registration statement with the SEC, which became effective upon filing, for the potential offer and sale of an unspecified amount of shares of common stock. IDACORP has no current plans to issue equity securities other than under its equity compensation plans during 2018, and as of the date of this report, the company has not pursued the execution of a new sales agency agreement.

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

In September 2016, Idaho Power entered into a selling agency agreement with seven banks named in the agreement in connection with the potential issuance and sale from time to time of up to $500 million in aggregate principal amount of first mortgage bonds, secured medium term notes, Series K (Series K Notes), under Idaho Power’s Indenture of Mortgage and Deed of Trust, dated as of October 1, 1937, as amended and supplemented (Indenture). At the same time, Idaho Power entered into the Forty-eighth Supplemental Indenture, dated as of September 1, 2016, to the Indenture (Forty-eighth Supplemental Indenture). The Forty-eighth Supplemental Indenture provides for, among other items, (a) the issuance of up to $500 million in aggregate principal amount of Series K Notes pursuant to the Indenture and (b) the increase of the maximum amount of obligations to be secured by the Indenture to $2.5 billion (which maximum amount may be further increased or decreased by Idaho Power without the consent of the holders of first mortgage bonds). As of the date of this report, Idaho Power has $280 million available for the issuance of first mortgage bonds, including Series K Notes, or debt securities under the selling agency agreement.

The Indenture limits the amount of first mortgage bonds at any one time outstanding to $2.5 billion, and as a result, the maximum amount of additional first mortgage bonds Idaho Power could issue as of March 31, 2018 was limited to approximately $539 million. Separately, the Indenture also limits the amount of additional first mortgage bonds that Idaho Power may issue to the sum of (a) the principal amount of retired first mortgage bonds and (b) 60 percent of total unfunded property additions, as defined in the Indenture. As of March 31, 2018, Idaho Power could issue approximately $1.6 billion of additional first mortgage bonds based on retired first mortgage bonds and total unfunded property additions.

IDACORP and Idaho Power Credit Facilities: In November 2015, IDACORP and Idaho Power entered into Credit Agreements for $100 million and $300 million credit facilities, respectively, replacing prior credit agreements. Each of the credit facilities may be used for general corporate purposes and commercial paper back-up. IDACORP's facility permits borrowings under a revolving line of credit of up to $100 million at any one time outstanding, including swingline loans not to exceed $10 million at any time and letters of credit not to exceed $50 million at any time. IDACORP's facility may be increased, subject to specified conditions, to $150 million. Idaho Power's facility permits borrowings through the issuance of loans and standby letters of credit of up to $300 million at any one time outstanding, including swingline loans not to exceed $30 million at any one time and letters of credit not to exceed $100 million at any one time outstanding. Idaho Power's facility may be increased, subject to specified conditions, to $450 million. The credit facilities currently provide for a maturity date of

November 4, 2022. Other terms and conditions of the credit facilities are described in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2017, in Part II, Item 7 - "MD&A - Liquidity and Capital Resources."

Each facility contains a covenant requiring each company to maintain a leverage ratio of consolidated indebtedness to consolidated total capitalization equal to or less than 65 percent as of the end of each fiscal quarter. In determining the leverage ratio, "consolidated indebtedness" broadly includes all indebtedness of the respective borrower and its subsidiaries, including, in some instances, indebtedness evidenced by certain hybrid securities (as defined in the credit agreement). "Consolidated total capitalization" is calculated as the sum of all consolidated indebtedness, consolidated stockholders' equity of the borrower and its subsidiaries, and the aggregate value of outstanding hybrid securities. At March 31, 2018, the leverage ratios for IDACORP and Idaho Power were 46 percent and 48 percent, respectively. IDACORP's and Idaho Power's ability to utilize the credit facilities is conditioned upon their continued compliance with the leverage ratio covenants included in the credit facilities. There are additional covenants, subject to exceptions, that prohibit certain mergers, acquisitions, and investments, restrict the creation of certain liens, and prohibit entering into any agreements restricting dividend payments from any material subsidiary.

At March 31, 2018, IDACORP and Idaho Power believe they were in compliance with all facility covenants. Further, IDACORP and Idaho Power do not believe they will be in violation or breach of their respective debt covenants during 2018.

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

Available Short-Term Borrowing Liquidity

The table below outlines available short-term borrowing liquidity as of the dates specified (in thousands).

	March 31, 2018		December 31, 2017
	IDACORP(2)	Idaho Power	IDACORP(2)	Idaho Power
Revolving credit facility	$100,000	$300,000	$100,000	$300,000
Commercial paper outstanding	—	—	—	—
Identified for other use(1)	—	(24,245)	—	(24,245)
Net balance available	$100,000	$275,755	$100,000	$275,755
(1) Port of Morrow and American Falls bonds that Idaho Power could be required to purchase prior to maturity under the optional or mandatory purchase provisions of the bonds, if the remarketing agent for the bonds is unable to sell the bonds to third parties.
(2) Holding company only.

At April 27, 2018, IDACORP had no loans outstanding under its credit facilities and had no commercial paper outstanding. Idaho Power had no loans outstanding under its credit facilities and no commercial paper outstanding. During the three months ended March 31, 2018, no short-term commercial paper was borrowed at IDACORP or Idaho Power.

Impact of Credit Ratings on Liquidity and Collateral Obligations

IDACORP’s and Idaho Power’s access to capital markets, including the commercial paper market, and their respective financing costs in those markets, depend in part on their respective credit ratings. There have been no changes to IDACORP's or Idaho Power's ratings or ratings outlook by Standard & Poor’s Ratings Services or Moody’s Investors Service from those included in the companies' Annual Report on Form 10-K for the year ended December 31, 2017. However, any rating can be revised upward or downward or withdrawn at any time by a rating agency if it decides that the circumstances warrant the change.

Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties. As of March 31, 2018, Idaho Power had posted $2.2 million performance assurance collateral related to these contracts. Should Idaho Power experience a reduction in its credit rating on its unsecured debt to below investment grade, Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral, and counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions. Based upon Idaho Power’s current energy and fuel portfolio and market conditions as of March 31, 2018, the amount of additional collateral that could be requested upon a downgrade to below investment grade is approximately $3.6 million. To minimize capital requirements, Idaho Power actively monitors its portfolio exposure and the potential exposure to additional requests for performance assurance collateral through sensitivity analysis.

Capital Requirements

Idaho Power's construction expenditures, excluding AFUDC, were $65 million during the three months ended March 31, 2018. The table below presents Idaho Power's expected cash requirements for construction, excluding AFUDC, for 2018 (including amounts incurred to-date) through 2022 (in millions).

	2018	2019	2020-2022
Expected capital expenditures (excluding AFUDC)	$280-290	$285-300	$850-900

Major Infrastructure Projects: Idaho Power is engaged in the development of a number of significant projects and has entered into arrangements with third parties concerning joint infrastructure development. The discussion below provides a summary of developments in certain of those projects since the discussion of these matters included in Part II, Item 7 - "MD&A - Capital Requirements" in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2017. The discussion below should be read in conjunction with that report.

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

Approximately $96 million, including AFUDC, has been expended on the Boardman-to-Hemingway project through March 31, 2018. Pursuant to the terms of the joint funding arrangements, Idaho Power has received approximately $68 million as of March 31, 2018, including $19 million received in 2018, due from project co-participants for their share of costs. As of the date of this report, no material co-participant reimbursements are outstanding. Joint permitting participants are obligated to reimburse Idaho Power for their share of any future project permitting expenditures incurred by Idaho Power.

The permitting phase of the Boardman-to-Hemingway project is subject to federal review and approval by the U.S. Bureau of Land Management (BLM), the U.S. Forest Service, the Department of the Navy, and certain other federal agencies. The BLM issued its record of decision for the project in November 2017. The U.S. Forest Service and Department of Navy are expected to issue their respective decisions in 2018. In the separate Oregon state permitting process, in June 2017, Idaho Power submitted its amended preliminary application for site certificate and expects the Oregon Department of Energy to issue a draft proposed order on the application in 2018. Given the status of ongoing permitting activities and construction period, Idaho Power expects the in-service date for the transmission line to be in 2025 or beyond.

Gateway West Transmission Line: Idaho Power and PacifiCorp are pursuing the joint development of the Gateway West project, a 500-kV transmission project between a station located near Douglas, Wyoming and the Hemingway station located near Boise, Idaho. In January 2012, Idaho Power and PacifiCorp entered a joint funding agreement for permitting of the project. Idaho Power has expended approximately $36 million, including AFUDC, on the permitting phase of the project through March 31, 2018. As of the date of this report, Idaho Power estimates the total cost for its share of the project (including both permitting and construction) to be between $200 million and $400 million, including AFUDC.

The permitting phase of the Gateway West project is subject to review and approval of the BLM. The BLM released its record of decision in November 2013 for eight of the ten transmission line segments. In May 2017, a federal bill was signed into law that issued a right-of-way for certain portions of the remaining Gateway West segments. On April 26, 2018, the BLM published its record of decision for the outstanding portions of the remaining segments. Idaho Power and PacifiCorp plan to continue to coordinate on the timing of next steps to best meet customer and system needs.

Defined Benefit Pension Plan Contributions

Idaho Power has no minimum contribution requirement to its defined benefit pension plan in 2018; however, Idaho Power contributed $10 million to the plan during the first quarter of 2018. Depending on market conditions and cash flow considerations during the remainder of 2018, Idaho Power could contribute an additional $0 to $30 million to the pension plan during 2018. Idaho Power's contributions are made in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions and to mitigate the cost of being in an underfunded position. The primary impact of pension contributions is on the timing of cash flows, as the timing of cost recovery lags behind contributions.

Contractual Obligations

During the three months ended March 31, 2018, IDACORP's and Idaho Power's contractual obligations, outside the ordinary course of business, did not change materially from the amounts disclosed in their Annual Report on Form 10-K for the year ended December 31, 2017, except that Idaho Power entered into power purchase agreements with solar and biomass PURPA-qualifying facilities that increased Idaho Power's contractual payment obligations by approximately $41 million over the 20-year terms of the contracts.

Off-Balance Sheet Arrangements

IDACORP's and Idaho Power's off-balance sheet arrangements have not changed materially from those reported in MD&A in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2017.

REGULATORY MATTERS

Introduction

Idaho Power's development of regulatory filings takes into consideration short-term and long-term needs for rate relief and involves several factors that can affect the timing of rate filings. These factors include, among others, the in-service dates of major capital investments, the timing and magnitude of changes in major revenue and expense items, and customer growth rates. Idaho Power's most recent general rate cases in Idaho and Oregon were filed during 2011, and Idaho Power filed a large single-issue rate case for the Langley Gulch power plant in Idaho and Oregon in 2012. These significant rate cases resulted in the resetting of base rates in both Idaho and Oregon during 2012. Idaho Power also reset its base-rate power supply expenses in the Idaho jurisdiction for purposes of updating the collection of costs through retail rates in 2014 but without a resulting net increase in rates. Between general rate cases, Idaho Power relies upon customer growth, power cost adjustment mechanisms, tariff riders, and other mechanisms to mitigate the impact of regulatory lag, which refers to the period of time between making an investment or incurring an expense and recovering that investment or expense and earning a return. Management's regulatory focus in recent years has been largely on regulatory settlement stipulations and the design of rate mechanisms. Idaho Power continues to assess the need and timing of filing a general rate case in its two retail jurisdictions, based on its consideration of factors such as those described above, but does not anticipate filing a general rate case in 2018.

The outcomes of significant proceedings are described in part in this report and further in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2017. In addition to the discussion below, which includes notable regulatory developments since the discussion of these matters in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2017, refer to Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report for additional information relating to Idaho Power's regulatory matters and recent regulatory filings and orders.

Notable Pending Retail Rate Changes During 2018

During 2018 to-date, Idaho Power has filed rate change applications in notable pending regulatory matters summarized in the table below.

Description	Status	Estimated Rate Impact(1)	Notes
Power Cost Adjustment Mechanism - Idaho	Filed April 12, 2018; Pending	$22.6 million PCA decrease for the period from June 1, 2018 to May 31, 2019
The potential revenue impact of rate increases and decreases associated with the Idaho PCA mechanism is largely offset by associated increases and decreases in actual power supply costs and amortization of deferred power supply costs.

Fixed Cost Adjustment Mechanism - Idaho	Filed March 15, 2018; Pending	$19.3 million FCA decrease for the period from June 1, 2018 to May 31, 2019
The FCA is designed to remove a portion of Idaho Power’s financial disincentive to invest in energy efficiency programs by partially separating (or decoupling) the recovery of fixed costs from the volumetric kilowatt-hour charge and instead linking it to a set amount per customer.

Tax Cuts and Jobs Act Settlement Stipulation - Idaho	Filed April 12, 2018; Pending	On an annual basis, $18.7 million reduction of customer base rates, commencing on June 1, 2018	See "Tax Cuts and Jobs Act - Impact and Regulatory Treatment" below for more information.
Tax Cuts and Jobs Act Settlement Stipulation - Idaho	Filed April 12, 2018; Pending	One-time benefit of a $7.8 million decrease to be provided through PCA mechanism rates for the period from June 1, 2018 through May 31, 2019
For the income tax benefits accrued from January 1, 2018 to May 31, 2018, and the income tax benefits related to Idaho Power's OATT. See "Tax Cuts and Jobs Act - Impact and Regulatory Treatment" below for more information.

(1) The annual amount collected in rates is typically not recovered on a straight-line basis (i.e., 1/12th per month), and is instead recovered in proportion to retail sales volumes.

Idaho Earnings Support from Idaho Settlement Stipulation

In October 2014, the IPUC issued an order (October 2014 Settlement Stipulation) approving an extension, with modifications, of the terms of a December 2011 Idaho settlement stipulation for the period from 2015 through 2019, or until the terms are otherwise modified or terminated by order of the IPUC or the full $45 million of additional ADITC amortization contemplated by the settlement stipulation has been amortized. The more specific terms and conditions of the October 2014 Settlement Stipulation are described in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report. IDACORP and Idaho Power believe that the terms allowing additional amortization of ADITC in the October 2014 Settlement Stipulation provide the companies with a greater degree of earnings stability than would be possible without the terms of the stipulation in effect.

Under the October 2014 Settlement Stipulation, Idaho Power recorded $0.5 million additional ADITC amortization during the first quarter of 2018, based on Idaho Power's estimate of Idaho ROE for the full-year 2018. During the first quarter of 2017, Idaho Power recorded $1.9 million of additional ADITC amortization, which was reversed later in 2017 as actual financial results exceeded Idaho Power's early estimates.

Tax Cuts and Jobs Act - Impact and Regulatory Treatment

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law, which, among other things, lowered the corporate federal income tax rate from 35 percent to 21 percent and modified or eliminated certain federal income tax deductions for corporations. In January 2018, the IPUC issued an order requiring utilities within its jurisdiction, including Idaho Power, to (1) record a regulatory liability for the estimated Idaho-jurisdictional share of financial benefits after January 1, 2018, from the changes in federal income tax law under the Tax Cuts and Jobs Act, and (2) file a report with the IPUC by March 30, 2018, identifying and quantifying the financial impact of the income tax changes on the utility, along with proposed tariff schedule changes that would adjust the utility's rates to reflect the utility's modified federal tax obligations under the Tax Cuts and Jobs Act. The IPUC order required Idaho Power to estimate the income tax changes by comparing actual 2017 federal income tax components with what those federal income tax components would have been if the Tax Cuts and Jobs Act had been effective for the full year of 2017.

In March 2018, Idaho Power made a filing with the IPUC providing the results of its pro forma analysis indicating pro forma annual income tax expense reductions, composed of a current income tax expense reduction and a deferred income tax expense reduction. In April 2018, Idaho Power filed with the IPUC a settlement stipulation (April 2018 Settlement Stipulation) signed by Idaho Power, the IPUC Staff, and a third party intervenor. Beginning June 1, 2018, the settlement stipulation, if approved, provides an annual (a) $18.7 million reduction to Idaho customer base rates and (b) amortization of $7.4 million of regulatory deferrals that would otherwise be a future liability of Idaho customers. Additionally, a one-time benefit of a $7.8 million rate reduction will be provided to Idaho customers through PCA mechanism rates for the period from June 1, 2018 through May 31, 2019, for the income tax benefits accrued from January 1, 2018 to May 31, 2018, and the income tax benefits related to Idaho Power's OATT. The amount provided via the PCA mechanism will decrease to $2.7 million on June 1, 2019, for income tax benefits related to Idaho Power's OATT and will cease on June 1, 2020, to reflect the impact of a full year of reduced OATT third-party transmission revenues. As of the date of this report, Idaho Power has not received a decision from the IPUC on this matter.

The April 2018 Settlement Stipulation provides for the extension of the October 2014 Settlement Stipulation described above beyond the initial termination date of December 31, 2019, with modified terms related to the ADITC and revenue sharing mechanism to become effective beginning January 1, 2020. Neither the October 2014 Settlement Stipulation nor the April 2018 Settlement Stipulation impose a moratorium on Idaho Power filing a general rate case or other form of rate proceeding in Idaho during their respective terms. For more information on the settlement stipulations and their impacts on results, see Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report.

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

The table that follows summarizes the change in deferred net power supply costs during the three months ended March 31, 2018 (in thousands).

	Idaho	Oregon	Total
Balance at December 31, 2017	$(2,201)	$(105)	$(2,306)
Current period net power supply costs accrued	(17,546)	—	(17,546)
Prior amounts recovered through rates	(5,105)	—	(5,105)
SO2 allowance and renewable energy certificate sales	(2,050)	(95)	(2,145)
Interest and other	(7)	—	(7)
Balance at March 31, 2018	$(26,909)	$(200)	$(27,109)

Idaho Power's power cost adjustment mechanisms in its Idaho and Oregon jurisdictions address the volatility of power supply costs and provide for annual adjustments to the rates charged to retail customers. The power cost adjustment mechanisms and associated financial impacts are described in "Results of Operations" in this MD&A and in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report. With the exception of power supply expenses incurred under PURPA and certain demand response program costs that are passed through to customers substantially in full, the Idaho PCA mechanism allows Idaho Power to pass through to customers 95 percent of the differences in actual net power supply expenses as compared with base net power supply expenses, whether positive or negative. Thus, the primary financial statement impact of power supply cost deferrals or accruals is that the timing of when cash is paid out for power supply expenses differs from when those costs are recovered from customers, impacting operating cash flows from year to year.

Western Energy Imbalance Market Costs
In August 2016, Idaho Power filed an application with the IPUC requesting specified regulatory accounting treatment associated with its participation in the energy imbalance market implemented in the western United States (Western EIM). In January 2017, the IPUC issued an order authorizing Idaho Power’s requested deferral accounting treatment for costs associated with joining the Western EIM. Idaho Power can defer incremental O&M costs incurred until the earlier of when Idaho Power begins recovery of the costs and the deferral balance or December 31, 2018. Idaho Power's participation in the Western EIM commenced on April 4, 2018. The Western EIM is intended to reduce the power supply costs to serve customers through more efficient dispatch of a larger and more diverse pool of resources, to integrate intermittent power from renewable generation sources more effectively, and to enhance reliability.

In November 2017, Idaho Power filed an application with the IPUC requesting approval to establish an interim method of recovery for costs associated with participation in the Western EIM. While the parties to this case have reached a settlement in principle, as of the date of this report, the parties are continuing to work to finalize and execute a settlement stipulation regarding cost recovery.

Renewable and Other Energy Contracts

Idaho Power has contracts for the purchase of electricity produced by third-party owned generation facilities, most of which produce energy with the use of renewable generation sources such as wind, solar, biomass, small hydroelectric and geothermal. The majority of these contracts are entered into as mandatory purchases under PURPA. As of March 31, 2018, Idaho Power had contracts to purchase energy from 127 on-line PURPA projects. An additional three contracts are with non-PURPA projects, including the Elkhorn Valley wind project with a 101-MW nameplate capacity. The following table sets forth, as of March 31, 2018, the resource type and nameplate capacity of Idaho Power's signed agreements for power purchases from PURPA and non-PURPA generating facilities. These agreements have original contract terms ranging from one to 35 years.

Resource Type	Total On-line (MW)	Under Contract but not yet On-line (MW)	Total Projects under Contract (MW)	Began Operating During 2018 (MW)
PURPA:
Wind	627	—	627	—
Solar	290	27	317	—
Hydroelectric	147	—	147	—
Other	50	5	55	—
Total	1,114	32	1,146	—
Non-PURPA:
Wind	101	—	101	—
Geothermal	35	—	35	—
Total	136	—	136	—

Of the six projects not yet on-line, one biomass project is expected to be on-line in 2018 and five solar projects are scheduled to be on-line in 2019.

Relicensing of Hydroelectric Projects

In connection with Idaho Power's efforts to relicense the HCC, as described in more detail in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2017, in Part II, Item 7 - "Regulatory Matters," Idaho Power has filed water quality certification applications, required under Section 401 of the Clean Water Act (CWA), with the states of Idaho and Oregon requesting that each state certify that any discharges from the project comply with applicable state water quality standards. Section 401 of the CWA requires that a state either approve or deny a Section 401 water quality certification application within one year of the filing of the application or the state may be considered to have waived its certification authority under the CWA. As a consequence, Idaho Power has been filing and withdrawing its Section 401 certification applications with Oregon and Idaho on an annual basis while it has been working with the states to identify measures that will provide reasonable assurance that discharges from the HCC will adequately address applicable water quality standards. In the 2016 Section 401 certification application process, Oregon required Idaho Power to comply with fish passage and reintroduction conditions. Idaho's water quality certification, however, provides that Idaho Power shall take no action that may result in the reintroduction or establishment of spawning populations of any fish species into Idaho's waters without consultation with and express approval of the State of Idaho. In November 2016, Idaho Power filed a petition with the FERC requesting that the FERC resolve the conflict between Oregon's and Idaho's conditions and declare that the Federal Power Act pre-empts the Oregon state law. In January 2017, the FERC issued an order denying Idaho Power’s petition, stating that the petition for a declaratory order was premature, cannot realistically be considered separately from the issue of the states’ certification authority under the CWA Section 401, and raises issues that are beyond the FERC’s authority to decide. In February 2017, Idaho Power sought rehearing before the FERC on the January 2017 order, which the FERC denied. In February 2018, Idaho Power filed an appeal of the FERC's January 2017 order with the D.C. Circuit Court.

In April 2017, the governors of Oregon and Idaho jointly requested that Idaho Power withdraw and resubmit its Section 401 certification applications in both states to allow the states additional time to negotiate a potential resolution of the disputed issues. Idaho Power subsequently withdrew its Section 401 certification applications in both states and since that time the states have been negotiating towards a mutually agreeable solution. Idaho Power most recently resubmitted its application to both states in November 2017.

Costs for the relicensing of Idaho Power's hydroelectric projects are recorded in construction work in progress until new multi-year licenses are issued by the FERC, at which time the charges are transferred to electric plant in service. Idaho Power expects to seek recovery of relicensing costs through the ratemaking process. Relicensing costs of $276 million (including AFUDC) for the HCC, Idaho Power's largest hydroelectric complex and a major relicensing effort, were included in construction work in progress at March 31, 2018. As of the date of this report, the IPUC authorizes Idaho Power to include in its Idaho jurisdiction rates $10.7 million of AFUDC annually relating to the HCC relicensing project. Collecting these amounts currently will reduce future collections when HCC relicensing costs are approved for recovery in base rates. As of March 31, 2018, Idaho Power's regulatory liability for collection of AFUDC relating to the HCC was approximately $124 million. Idaho Power is unable to predict the timing of issuance of a new license for the HCC, or the financial or operational requirements of a new license.

In December 2016, Idaho Power filed an application with the IPUC requesting a determination that Idaho Power's expenditures of $220.8 million through year-end 2015 on relicensing of the HCC were prudently incurred, and thus eligible for future inclusion in retail rates in a future regulatory proceeding. In December 2017, Idaho Power filed with the IPUC a settlement stipulation signed by Idaho Power, the IPUC staff, and a third party intervenor, recognizing that a total of $216.5 million in expenditures were reasonably incurred, and therefore should be eligible for inclusion in customer rates at a later date. As a result of filing the settlement stipulation, Idaho Power recorded a $5.0 million pre-tax charge in the fourth quarter of 2017, which included $4.3 million for costs incurred through 2015, as well as $0.7 million related to associated costs incurred in 2016 and 2017. In April 2018, the IPUC issued an order approving the settlement stipulation as filed with the IPUC and determined the associated costs to be reasonably and prudently incurred.

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

Current and future environmental laws and regulations may increase the cost of operating fossil fuel-fired generation plants and constructing new generation and transmission facilities, in large part through the substantial cost of permitting activities and the required installation of additional pollution control devices. In many parts of the United States, some higher-cost, high-emission coal-fired plants have ceased operation or the plant owners have announced a near-term cessation of operation, as the cost of compliance makes the plants uneconomical to operate. Beyond increasing costs generally, these environmental laws and regulations could affect IDACORP's and Idaho Power's results of operations and financial condition if the costs associated with these environmental requirements and early plant retirements cannot be fully recovered in rates on a timely basis. Part I - "Business - Environmental Regulation and Costs" in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2017, includes a summary of Idaho Power's expected capital and operating expenditures for environmental matters during the period from 2018 to 2020. Given the uncertainty of future environmental regulations, Idaho Power is unable to predict its environmental-related expenditures beyond that time, though they could be substantial.

A summary of notable environmental matters impacting, or expected to potentially impact, IDACORP and Idaho Power, is included in Part II, Item 7 - "MD&A - Environmental Issues" and "MD&A - Liquidity and Capital Resources - Capital Requirements - Environmental Regulation Costs" in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2017.

OTHER MATTERS

Critical Accounting Policies and Estimates

IDACORP's and Idaho Power's discussion and analysis of their financial condition and results of operations are based upon their condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires IDACORP and Idaho Power to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, IDACORP and Idaho Power evaluate these estimates, including those estimates related to rate regulation, retirement benefits, contingencies, asset impairment, income taxes, unbilled revenues, and bad debt. These estimates are based on historical experience and on other assumptions and factors that are believed to be reasonable under the circumstances, and are the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. IDACORP and Idaho Power, based on their ongoing reviews, make adjustments when facts and circumstances dictate.

IDACORP’s and Idaho Power’s critical accounting policies are reviewed by the audit committees of the boards of directors. These policies have not changed materially from the discussion of those policies included under "Critical Accounting Policies and Estimates" in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2017.

Recently Issued Accounting Pronouncements

For a listing of new and recently adopted accounting standards, see Note 1 - "Summary of Significant Accounting Policies" to the notes to the condensed consolidated financial statements included in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IDACORP is exposed to market risks, including changes in interest rates, changes in commodity prices, credit risk, and equity price risk. The following discussion summarizes material changes in these risks since December 31, 2017, and the financial instruments, derivative instruments, and derivative commodity instruments sensitive to changes in interest rates, commodity prices, and equity prices that were held at March 31, 2018. IDACORP has not entered into any of these market-risk-sensitive instruments for trading purposes.

Interest Rate Risk

IDACORP manages interest expense and short- and long-term liquidity through a combination of fixed rate and variable rate debt. Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly-rated financial institutions may be used to achieve the desired combination.

Variable Rate Debt: As of March 31, 2018, IDACORP had no net floating rate debt, as the carrying value of short-term investments exceeded the carrying value of outstanding variable-rate debt.

Fixed Rate Debt: As of March 31, 2018, IDACORP had $2.0 billion in fixed rate debt, with a fair market value of approximately $2.1 billion. These instruments are fixed rate and, therefore, do not expose the companies to a loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $292.1 million if market interest rates were to decline by one percentage point from their March 31, 2018 levels.

Commodity Price Risk

IDACORP's exposure to changes in commodity prices is related to Idaho Power's ongoing utility operations that produce electricity to meet the demand of its retail electric customers. These changes in commodity prices are mitigated in large part by Idaho Power's Idaho and Oregon power cost adjustment mechanisms. To supplement its generation resources and balance its supply of power with the demand of its retail customers, Idaho Power participates in the wholesale marketplace. IDACORP's commodity price risk as of March 31, 2018, had not changed materially from that reported in Item 7A of IDACORP's Annual Report on Form 10-K for the year ended December 31, 2017. Information regarding Idaho Power’s use of derivative instruments to manage commodity price risk can be found in Note 11 - "Derivative Financial Instruments" to the condensed consolidated financial statements included in this report.

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

The use of performance assurance collateral in the form of cash, letters of credit, or guarantees is common industry practice. Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties. As of March 31, 2018, Idaho Power had posted $2.2 million performance assurance collateral related to these contracts. Should Idaho Power experience a reduction in its credit rating on Idaho Power's unsecured debt to below investment grade Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral. Counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions. Based upon Idaho Power's energy and fuel portfolio and market conditions as of March 31, 2018, the amount of collateral that could be requested upon a downgrade to below investment grade was approximately $3.6 million. To minimize capital requirements, Idaho Power actively monitors the portfolio exposure and the potential exposure to additional requests for performance assurance collateral calls through sensitivity analysis.

IDACORP's credit risk related to uncollectible accounts, net of amounts reserved, as of March 31, 2018, had not changed materially from that reported in Item 7A of IDACORP's Annual Report on Form 10-K for the year ended December 31, 2017. Additional information regarding Idaho Power’s management of credit risk and credit contingent features can be found in Note 11 - "Derivative Financial Instruments" to the condensed consolidated financial statements included in this report.

Equity Price Risk

IDACORP is exposed to price fluctuations in equity markets, primarily through Idaho Power's defined benefit pension plan assets, a mine reclamation trust fund owned by an equity-method investment of Idaho Power, and other equity security investments at Idaho Power. The equity securities held by the pension plan and in such accounts are diversified to achieve broad market participation and reduce the impact of any single investment, sector, or geographic region. Idaho Power has established asset allocation targets for the pension plan holdings, which are described in Note 10 - "Benefit Plans" to the consolidated financial statements included in IDACORP's Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

IDACORP: The Chief Executive Officer and the Chief Financial Officer of IDACORP, based on their evaluation of IDACORP’s disclosure controls and procedures (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (Exchange Act)) as of March 31, 2018, have concluded that IDACORP’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective as of that date.

Idaho Power: The Chief Executive Officer and the Chief Financial Officer of Idaho Power, based on their evaluation of Idaho Power’s disclosure controls and procedures (pursuant to Rule 13a-15(b) of the Exchange Act) as of March 31, 2018, have concluded that Idaho Power’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective as of that date.

Changes in Internal Control over Financial Reporting

There have been no changes in IDACORP's or Idaho Power's internal control over financial reporting during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, IDACORP's or Idaho Power's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

The factors discussed in Part I - Item 1A - "Risk Factors" in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2017, could materially affect IDACORP’s and Idaho Power's business, financial condition, or future results. In addition to those risk factors and other risks discussed in this report, see "Cautionary Note Regarding Forward-Looking Statements" in this report for additional factors that could have a significant impact on IDACORP's or Idaho Power's operations, results of operations, or financial condition and could cause actual results to differ materially from those anticipated in forward-looking statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Restrictions on Dividends

See Note 6 - "Common Stock" to the condensed consolidated financial statements included in this report for a description of restrictions on IDACORP's and Idaho Power's payment of dividends.

Issuer Purchases of Equity Securities

During the quarter ended March 31, 2018, IDACORP effected the following repurchases of its common stock:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 - January 31, 2018	8,694	$89.84	—	—
February 1, 2018 - February 28, 2018	32,661	84.98	—	—
March 1, 2018 - March 31, 2018	—	—	—	—
Total	41,355	$86.00	—	—
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

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed or furnished, as applicable, with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2018:

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith

10.1 (1)	IDACORP, Inc. and/or Idaho Power Company Executive Officers with Amended and Restated Change in Control Agreements chart, as of February 8, 2018	10-K	1-14465; 1-3198	10.28	2/22/2018
10.2 (1)	IDACORP, Inc. and Idaho Power Company Compensation for Non-Employee Directors of the Board of Directors, effective January 1, 2018	10-K	1-14465; 1-3198	10.37	2/22/2018
10.3 (1)	Second Amendment to the Idaho Power Company Employee Savings Plan, executed October 29, 2017 and effective January 1, 2018	10-K	1-14465; 1-3198	10.49	2/22/2018
10.4 (1)	Third Amendment to the Idaho Power Company Employee Savings Plan, executed April 26, 2018 and effective January 1, 2018					X
12.1	IDACORP, Inc. Computation of Ratio of Earnings to Fixed Charges and Supplemental Ratio of Earnings to Fixed Charges					X
12.2	Idaho Power Company Computation of Ratio of Earnings to Fixed Charges and Supplemental Ratio of Earnings to Fixed Charges					X
15.1	Letter Re: Unaudited Interim Financial Information					X
15.2	Letter Re: Unaudited Interim Financial Information					X
31.1	Certification of IDACORP, Inc. Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of IDACORP, Inc. Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.3	Certification of Idaho Power Company Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.4	Certification of Idaho Power Company Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of IDACORP, Inc. Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of IDACORP, Inc. Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.3	Certification of Idaho Power Company Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.4	Certification of Idaho Power Company Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
95.1	Mine Safety Disclosures					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

(1) Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

IDACORP, INC.
(Registrant)

Date:	May 3, 2018	By:	/s/ Darrel T. Anderson
Darrel T. Anderson
President and Chief Executive Officer

Date:	May 3, 2018	By:	/s/ Steven R. Keen
Steven R. Keen
Senior Vice President, Chief Financial
Officer, and Treasurer

IDAHO POWER COMPANY
(Registrant)

Date:	May 3, 2018	By:	/s/ Darrel T. Anderson
Darrel T. Anderson
President and Chief Executive Officer

Date:	May 3, 2018	By:	/s/ Steven R. Keen
Steven R. Keen
Senior Vice President, Chief Financial
Officer, and Treasurer