Form 10-Q
period 2018-06-30
IDACORP INC; IDAHO POWER CO
filed 2018-08-02
CIK 1057877, 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).
IDACORP, Inc.: Yes __ No X       Idaho Power Company: Yes __ No X

Number of shares of common stock outstanding as of July 27, 2018:
IDACORP, Inc.:        50,392,903
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

COMMONLY USED TERMS

The following select abbreviations, terms, or acronyms are commonly used or found in multiple locations in this report:

ADITC	-	Accumulated Deferred Investment Tax Credits
AFUDC	-	Allowance for Funds Used During Construction
AOCI	-	Accumulated Other Comprehensive Income
ASU	-	Accounting Standards Update
BCC	-	Bridger Coal Company, a joint venture of IERCo
BLM	-	U.S. Bureau of Land Management
CWA	-	Clean Water Act
FASB	-	Financial Accounting Standards Board
FCA	-	Fixed Cost Adjustment
FERC	-	Federal Energy Regulatory Commission
FPA	-	Federal Power Act
HCC	-	Hells Canyon Complex
IDACORP	-	IDACORP, Inc., an Idaho corporation
Idaho Power	-	Idaho Power Company, an Idaho corporation
Idaho ROE	-	Idaho-jurisdiction return on year-end equity
Ida-West	-	Ida-West Energy, a subsidiary of IDACORP, Inc.
IERCo	-	Idaho Energy Resources Co., a subsidiary of Idaho Power Company
IFS	-	IDACORP Financial Services, a subsidiary of IDACORP, Inc.
IPUC	-	Idaho Public Utilities Commission
IRP	-	Integrated Resource Plan
MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MW	-	Megawatt
MWh	-	Megawatt-hour
O&M	-	Operations and Maintenance
OATT	-	Open Access Transmission Tariff
OPUC	-	Public Utility Commission of Oregon
PCA	-	Idaho Power Cost Adjustment
PURPA	-	Public Utility Regulatory Policies Act of 1978
SEC	-	U.S. Securities and Exchange Commission
SMSP	-	Security Plan for Senior Management Employees
Valmy Plant	-	North Valmy coal-fired power plant
Western EIM	-	Energy imbalance market implemented in the western United States
WPSC	-	Wyoming Public Service Commission

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to the historical information contained in this report, this report contains (and oral communications made by IDACORP, Inc. (IDACORP) and Idaho Power Company (Idaho Power) may contain) statements that relate to future events and expectations, such as statements regarding projected or future financial performance, cash flows, capital expenditures, dividends, capital structure or ratios, strategic goals, challenges, objectives, and plans for future operations. Such statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, or future events, or performance, often, but not always, through the use of words or phrases such as "anticipates," "believes," "continues," "could," "estimates," "expects," "guidance," "intends," "potential," "plans," "predicts," "projects," "may result," "may continue," or similar expressions, are not statements of historical facts and may be forward-looking. Forward-looking statements are not guarantees of future performance and involve estimates, assumptions, risks, and uncertainties. Actual results, performance, or outcomes may differ materially from the results discussed in the statements. In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in forward-looking statements include those factors set forth in this report, IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2017, particularly Part I, Item 1A - "Risk Factors" and Part II, Item 7 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of that report, subsequent reports filed by IDACORP and Idaho Power with the U.S. Securities and Exchange Commission, and the following important factors:

•
the effect of decisions by the Idaho and Oregon public utilities commissions and the Federal Energy Regulatory Commission, which impact Idaho Power's ability to recover costs and earn a return on investment;

•
the expense and risks associated with capital expenditures for utility infrastructure, and the timing and availability of cost recovery for such expenditures through customer rates, including the potential for the write-down or write-off of assets if not deemed prudent by regulators;

•
changes in residential, commercial, and industrial growth and demographic patterns within Idaho Power's service area, the loss or change in the business of significant customers, or the addition of new customers and their associated impacts on loads and load growth, and the availability of regulatory mechanisms that allow for timely cost recovery through customer rates in the event of those changes;

•
the impacts of economic conditions, including inflation, interest rates, authorized regulatory returns on equity, supply costs, population growth or decline in Idaho Power's service area, changes in customer demand for electricity, revenue from sales of excess power, financial soundness of counterparties and suppliers, and the collection of receivables;

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

•
variable hydrological conditions and/or over-appropriation of surface and groundwater in the Snake River Basin, which may impact the amount of power generated by Idaho Power's hydroelectric facilities;

•
the ability to acquire fuel, power, and transmission capacity under reasonable terms, particularly in the event of unanticipated power demands, lack of physical availability, transportation constraints, or a credit downgrade;

•
accidents, fires (either at or caused by Idaho Power's facilities or infrastructure), explosions, and mechanical breakdowns that may occur while operating and maintaining Idaho Power's assets, which can cause unplanned outages, reduce generating output, damage the companies’ assets, operations, or reputation, subject the companies to third-party claims for property damage, personal injury, or loss of life, or result in the imposition of civil, criminal, and regulatory fines and penalties;

•	the increased purchased power costs and operational challenges associated with purchasing and integrating intermittent renewable energy sources into Idaho Power's resource portfolio;

•
disruptions or outages of Idaho Power's generation or transmission systems or of any interconnected transmission system that cause Idaho Power to incur repair costs or purchase replacement power at increased costs;

•
the ability to obtain debt and equity financing or refinance existing debt when necessary and on favorable terms, which can be affected by factors such as credit ratings, volatility or disruptions in the financial markets, interest rate fluctuations, decisions by the Idaho or Oregon public utility commissions, and the companies' past or projected financial performance;

•
reductions in credit ratings, which could adversely impact access to capital markets, increase borrowing costs, and would require the posting of additional collateral to counterparties pursuant to credit and contractual arrangements;

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

IDACORP, Inc.
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)
Operating Revenues:
Electric utility revenues	$338,699	$331,768	$648,160	$633,732
Other	1,253	1,238	1,898	1,818
Total operating revenues	339,952	333,006	650,058	635,550

Operating Expenses:
Electric utility:
Purchased power	62,980	61,506	124,908	110,622
Fuel expense	21,515	20,416	49,250	56,668
Power cost adjustment	19,963	16,742	45,501	40,229
Other operations and maintenance	92,314	86,729	178,512	173,720
Energy efficiency programs	8,802	10,515	16,399	16,843
Depreciation	41,348	45,240	81,416	82,002
Taxes other than income taxes	9,118	8,843	18,395	17,521
Total electric utility expenses	256,040	249,991	514,381	497,605
Other	1,077	1,108	2,253	2,411
Total operating expenses	257,117	251,099	516,634	500,016

Operating Income	82,835	81,907	133,424	135,534

Allowance for Equity Funds Used During Construction	5,985	5,611	12,018	10,843

Earnings of Equity-Method Investments	1,537	592	5,552	2,037

Other Income (Expense), Net	309	(426)	(150)	(841)

Interest Expense:
Interest on long-term debt	21,412	20,300	42,099	40,597
Other interest	2,162	2,756	5,121	5,471
Allowance for borrowed funds used during construction	(2,606)	(2,408)	(5,078)	(4,720)
Total interest expense, net	20,968	20,648	42,142	41,348

Income Before Income Taxes	69,698	67,036	108,702	106,225

Income Tax Expense	7,105	16,940	9,998	23,124

Net Income	62,593	50,096	98,704	83,101
Adjustment for income attributable to noncontrolling interests	(305)	(265)	(274)	(168)
Net Income Attributable to IDACORP, Inc.	$62,288	$49,831	$98,430	$82,933
Weighted Average Common Shares Outstanding - Basic	50,435	50,363	50,430	50,361
Weighted Average Common Shares Outstanding - Diluted	50,481	50,407	50,472	50,402
Earnings Per Share of Common Stock:
Earnings Attributable to IDACORP, Inc. - Basic	$1.24	$0.99	$1.95	$1.65
Earnings Attributable to IDACORP, Inc. - Diluted	$1.23	$0.99	$1.95	$1.65
Dividends Declared Per Share of Common Stock	$0.59	$0.55	$1.18	$1.10

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)

Net Income	$62,593	$50,096	$98,704	$83,101
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $250, $302, $500, and $604	722	470	1,443	941
Total Comprehensive Income	63,315	50,566	100,147	84,042
Comprehensive income attributable to noncontrolling interests	(305)	(265)	(274)	(168)
Comprehensive Income Attributable to IDACORP, Inc.	$63,010	$50,301	$99,873	$83,874

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2018	December 31, 2017
	(in thousands)
Assets

Current Assets:
Cash and cash equivalents	$183,141	$76,649
Receivables:
Customer (net of allowance of $1,913 and $2,013, respectively)	87,975	75,249
Other (net of allowance of $205 and $180, respectively)	5,284	30,438
Taxes receivable	2,929	8,147
Accrued unbilled revenues	79,818	75,120
Materials and supplies (at average cost)	60,229	55,745
Fuel stock (at average cost)	66,389	56,638
Prepayments	14,852	16,984
Current regulatory assets	37,977	48,613
Other	757	18
Total current assets	539,351	443,601
Investments	106,558	115,698
Property, Plant and Equipment:
Utility plant in service	6,005,176	5,906,162
Accumulated provision for depreciation	(2,162,143)	(2,098,274)
Utility plant in service - net	3,843,033	3,807,888
Construction work in progress	465,413	452,424
Utility plant held for future use	4,727	8,075
Other property, net of accumulated depreciation	17,908	15,488
Property, plant and equipment - net	4,331,081	4,283,875
Other Assets:
Company-owned life insurance	60,537	59,323
Regulatory assets	1,106,110	1,083,483
Other	62,480	59,425
Total other assets	1,229,127	1,202,231
Total	$6,206,117	$6,045,405

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2018	December 31, 2017
	(in thousands)
Liabilities and Equity

Current Liabilities:
Accounts payable	$74,804	$90,277
Taxes accrued	28,807	11,075
Interest accrued	23,153	22,379
Accrued compensation	40,004	47,018
Current regulatory liabilities	30,876	1,404
Advances from customers	28,408	18,414
Other	11,952	10,182
Total current liabilities	238,004	200,749
Other Liabilities:
Deferred income taxes	642,013	660,940
Regulatory liabilities	720,574	698,044
Pension and other postretirement benefits	429,513	438,869
Other	43,751	44,566
Total other liabilities	1,835,851	1,842,419
Long-Term Debt	1,834,055	1,746,123
Commitments and Contingencies
Equity:
IDACORP, Inc. shareholders’ equity:
Common stock, no par value (120,000 shares authorized; 50,420 shares issued)	859,652	857,207
Retained earnings	1,465,009	1,426,528
Accumulated other comprehensive loss	(29,521)	(30,964)
Treasury stock (27 shares and 28 shares, respectively, at cost)	(1,936)	(1,386)
Total IDACORP, Inc. shareholders’ equity	2,293,204	2,251,385
Noncontrolling interests	5,003	4,729
Total equity	2,298,207	2,256,114
Total	$6,206,117	$6,045,405

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2018	2017
	(in thousands)
Operating Activities:
Net income	$98,704	$83,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83,306	83,912
Deferred income taxes and investment tax credits	(9,708)	6,828
Changes in regulatory assets and liabilities	45,691	37,736
Pension and postretirement benefit plan expense	14,038	14,513
Contributions to pension and postretirement benefit plans	(24,516)	(3,920)
Earnings of equity-method investments	(5,552)	(2,037)
Distributions from equity-method investments	11,300	8,100
Allowance for equity funds used during construction	(12,018)	(10,843)
Other non-cash adjustments to net income, net	5,185	3,741
Change in:
Accounts receivable	(5,937)	(5,406)
Accounts payable and other accrued liabilities	(13,010)	(30,677)
Taxes accrued/receivable	22,950	18,073
Other current assets	(16,152)	(16,951)
Other current liabilities	9,054	6,948
Other assets	(5,439)	(3,692)
Other liabilities	(1,472)	(430)
Net cash provided by operating activities	196,424	188,996
Investing Activities:
Additions to property, plant and equipment	(133,598)	(146,341)
Payments received from transmission project joint funding partners	20,323	5,787
Proceeds from the sale of emission allowances and renewable energy certificates	1,650	1,839
Purchase of equity securities	(228)	(3,165)
Proceeds from the sale of equity securities	2,450	2,428
Other	495	2,860
Net cash used in investing activities	(108,908)	(136,592)
Financing Activities:
Issuance of long-term debt	220,000	—
Retirement of long-term debt	(130,000)	(1,064)
Dividends on common stock	(59,941)	(55,763)
Net change in short-term borrowings	—	(21,250)
Acquisition of treasury stock	(3,551)	(3,174)
Make-whole premium on retirement of long-term debt	(4,607)	—
Other	(2,925)	(4)
Net cash provided by (used in) financing activities	18,976	(81,255)
Net increase (decrease) in cash and cash equivalents	106,492	(28,851)
Cash and cash equivalents at beginning of the period	76,649	61,480
Cash and cash equivalents at end of the period	$183,141	$32,629
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$—	$1,202
Interest (net of amount capitalized)	$39,494	$39,481
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$20,650	$21,410

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Six months ended June 30,
	2018	2017
	(in thousands)
Common Stock
Balance at beginning of period	$857,207	$851,833
Share-based compensation expense and other	2,445	1,771
Balance at end of period	859,652	853,604
Retained Earnings
Balance at beginning of period	1,426,528	1,323,198
Net income attributable to IDACORP, Inc.	98,430	82,933
Common stock dividends ($1.18 and $1.10 per share)	(59,949)	(55,594)
Balance at end of period	1,465,009	1,350,537
Accumulated Other Comprehensive (Loss) Income
Balance at beginning of period	(30,964)	(20,882)
Unfunded pension liability adjustment (net of tax)	1,443	941
Balance at end of period	(29,521)	(19,941)
Treasury Stock
Balance at beginning of period	(1,386)	(243)
Issued	3,007	2,060
Acquired	(3,557)	(3,174)
Balance at end of period	(1,936)	(1,357)
Total IDACORP, Inc. shareholders’ equity at end of period	2,293,204	2,182,843
Noncontrolling Interests
Balance at beginning of period	4,729	3,960
Net income attributable to noncontrolling interests	274	168
Balance at end of period	5,003	4,128
Total equity at end of period	$2,298,207	$2,186,971

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)

Operating Revenues	$338,699	$331,768	$648,160	$633,732

Operating Expenses:
Operation:
Purchased power	62,980	61,506	124,908	110,622
Fuel expense	21,515	20,416	49,250	56,668
Power cost adjustment	19,963	16,742	45,501	40,229
Other operations and maintenance	92,314	86,729	178,512	173,720
Energy efficiency programs	8,802	10,515	16,399	16,843
Depreciation	41,348	45,240	81,416	82,002
Taxes other than income taxes	9,118	8,843	18,395	17,521
Total operating expenses	256,040	249,991	514,381	497,605

Income from Operations	82,659	81,777	133,779	136,127

Other Income (Expense):
Allowance for equity funds used during construction	5,985	5,611	12,018	10,843
Earnings (losses) of equity-method investments	683	(337)	4,825	917
Other expense, net	(391)	(1,000)	(1,519)	(2,297)
Total other income	6,277	4,274	15,324	9,463

Interest Expense:
Interest on long-term debt	21,412	20,300	42,099	40,597
Other interest	2,148	2,740	5,093	5,438
Allowance for borrowed funds used during construction	(2,606)	(2,408)	(5,078)	(4,720)
Total interest expense, net	20,954	20,632	42,114	41,315

Income Before Income Taxes	67,982	65,419	106,989	104,275

Income Tax Expense	7,345	17,038	10,496	23,412

Net Income	$60,637	$48,381	$96,493	$80,863

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)

Net Income	$60,637	$48,381	$96,493	$80,863
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $250, $302, $500, and $604	722	470	1,443	941
Total Comprehensive Income	$61,359	$48,851	$97,936	$81,804

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2018	December 31, 2017
	(in thousands)
Assets

Electric Plant:
In service (at original cost)	$6,005,176	$5,906,162
Accumulated provision for depreciation	(2,162,143)	(2,098,274)
In service - net	3,843,033	3,807,888
Construction work in progress	465,413	452,424
Held for future use	4,727	8,075
Electric plant - net	4,313,173	4,268,387
Investments and Other Property	93,710	99,904
Current Assets:
Cash and cash equivalents	149,150	44,646
Receivables:
Customer (net of allowance of $1,913 and $2,013, respectively)	87,975	75,249
Other (net of allowance of $205 and $180, respectively)	5,143	30,274
Taxes receivable	—	26,492
Accrued unbilled revenues	79,818	75,120
Materials and supplies (at average cost)	60,229	55,745
Fuel stock (at average cost)	66,389	56,638
Prepayments	14,729	16,866
Current regulatory assets	37,977	48,613
Other	757	18
Total current assets	502,167	429,661
Deferred Debits:
Company-owned life insurance	60,537	59,323
Regulatory assets	1,106,110	1,083,483
Other	57,805	54,677
Total deferred debits	1,224,452	1,197,483
Total	$6,133,502	$5,995,435

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2018	December 31, 2017
	(in thousands)
Capitalization and Liabilities

Capitalization:
Common stock equity:
Common stock, $2.50 par value (50,000 shares authorized; 39,151 shares outstanding)	$97,877	$97,877
Premium on capital stock	712,258	712,258
Capital stock expense	(2,097)	(2,097)
Retained earnings	1,345,246	1,308,702
Accumulated other comprehensive loss	(29,521)	(30,964)
Total common stock equity	2,123,763	2,085,776
Long-term debt	1,834,055	1,746,123
Total capitalization	3,957,818	3,831,899
Current Liabilities:
Accounts payable	74,694	89,978
Accounts payable to affiliates	44,202	57,562
Taxes accrued	21,884	10,904
Interest accrued	23,153	22,379
Accrued compensation	39,863	46,832
Current regulatory liabilities	30,876	1,404
Advances from customers	28,408	18,414
Other	11,365	9,556
Total current liabilities	274,445	257,029
Deferred Credits:
Deferred income taxes	708,205	725,942
Regulatory liabilities	720,574	698,044
Pension and other postretirement benefits	429,513	438,869
Other	42,947	43,652
Total deferred credits	1,901,239	1,906,507

Commitments and Contingencies

Total	$6,133,502	$5,995,435

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2018	2017
	(in thousands)
Operating Activities:
Net income	$96,493	$80,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83,007	83,611
Deferred income taxes and investment tax credits	(9,505)	6,144
Changes in regulatory assets and liabilities	45,691	37,736
Pension and postretirement benefit plan expense	14,038	14,513
Contributions to pension and postretirement benefit plans	(24,516)	(3,920)
Earnings of equity-method investments	(4,825)	(917)
Distributions from equity-method investments	11,300	8,100
Allowance for equity funds used during construction	(12,018)	(10,843)
Other non-cash adjustments to net income, net	(220)	(47)
Change in:
Accounts receivable	(4,884)	(12,446)
Accounts payable	(27,256)	(1,109)
Taxes accrued/receivable	37,472	13,679
Other current assets	(16,145)	(16,945)
Other current liabilities	9,099	6,974
Other assets	(5,439)	(3,693)
Other liabilities	(1,363)	(275)
Net cash provided by operating activities	190,929	201,425
Investing Activities:
Additions to utility plant	(133,584)	(146,328)
Payments received from transmission project joint funding partners	20,323	5,787
Proceeds from the sale of emission allowances and renewable energy certificates	1,650	1,839
Purchase of equity securities	(228)	(3,165)
Proceeds from the sale of equity securities	2,450	2,428
Other	440	2,860
Net cash used in investing activities	(108,949)	(136,579)
Financing Activities:
Issuance of long-term debt	220,000	—
Retirement of long-term debt	(130,000)	(1,064)
Dividends on common stock	(59,949)	(55,695)
Net change in short term borrowings	—	(21,800)
Make-whole premium on retirement of long-term debt	(4,607)	—
Other	(2,920)	—
Net cash provided by (used in) financing activities	22,524	(78,559)
Net increase (decrease) in cash and cash equivalents	104,504	(13,713)
Cash and cash equivalents at beginning of the period	44,646	44,140
Cash and cash equivalents at end of the period	$149,150	$30,427
Supplemental Disclosure of Cash Flow Information:
Cash paid to IDACORP related to income taxes	$—	$22,861
Cash paid for interest (net of amount capitalized)	$39,467	$39,447
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$20,650	$21,410

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

Nature of Business

IDACORP is a holding company formed in 1998 whose principal operating subsidiary is Idaho Power. Idaho Power is an electric utility engaged in the generation, transmission, distribution, sale, and purchase of electric energy and capacity with a service area covering approximately 24,000 square miles in southern Idaho and eastern Oregon. Idaho Power is regulated primarily by the state utility regulatory commissions of Idaho and Oregon and the Federal Energy Regulatory Commission (FERC). Idaho Power is the parent of Idaho Energy Resources Co. (IERCo), a joint venturer in Bridger Coal Company (BCC), which mines and supplies coal to the Jim Bridger generating plant owned in part by Idaho Power (Jim Bridger plant).

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

Financial Statements

In the opinion of management of IDACORP and Idaho Power, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly each company's consolidated financial position as of June 30, 2018, consolidated results of operations for the three and six months ended June 30, 2018 and 2017, and consolidated cash flows for the six months ended June 30, 2018 and 2017. These adjustments are of a normal and recurring nature. These financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters that would be included in full-year financial statements and should be read in conjunction with the audited consolidated financial statements included in IDACORP’s and Idaho Power’s Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. A change in management's estimates or assumptions could have a material impact on IDACORP's or Idaho Power's respective financial condition and results of operations during the period in which such change occurred.

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

New and Recently Adopted Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is intended to enable users of financial statements to better understand and consistently analyze an entity's revenue across industries, transactions, and geographies. Under the ASU, recognition of revenue occurs when a customer obtains control of promised goods or services. In addition, the ASU requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB amended certain aspects of ASU 2014-09 to clarify the implementation guidance, including clarifications related to principal versus agent considerations, licensing and identifying performance obligations, narrow scope improvements, and practical expedients. IDACORP and Idaho Power adopted ASU 2014-09 on January 1, 2018, using the modified-retrospective approach as provided for in the standard. The adoption did not change the timing or amounts of revenue currently recognized by the companies, so no cumulative-effect adjustment was required. The adoption did change presentation of revenues on the condensed consolidated statements of income and also added disclosures. To conform with current period presentation, electric utility revenues on IDACORP's and Idaho Power's condensed consolidated statements of income for the three and six months ended June 30, 2018 and 2017, which had previously been reported separately as "General business," "Off-system sales," and "Other revenues," are no longer reported separately. See Note 4 - "Revenues" for additional information on the disaggregation of revenue and additional disclosures.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments, to reduce diversity in practice in how certain cash receipts and cash payments are classified in the statement of cash flows. The companies' classification of proceeds from the settlement of corporate-owned life insurance policies and related costs will be classified as investing activities under the new guidance. The new guidance did not affect the companies' presentation of debt prepayment and extinguishment costs, proceeds from the settlement of insurance claims (other than corporate-owned life insurance), and distributions received from equity-method investments. IDACORP and Idaho Power adopted ASU 2016-15 on January 1, 2018, using the retrospective approach as provided for in the standard. To conform with current period presentation, the companies reclassified $2.6 million of company-owned life insurance proceeds received for the six months ended June 30, 2017, to "Other" within "Investing Activities" from "Change in accounts receivable" within "Operating Activities" on the condensed consolidated statements of cash flows.

In March 2017, the FASB issued ASU 2017-07, Compensation -- Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires employers to disaggregate the service cost component from other components of net periodic benefit costs and to disclose the amounts of net periodic benefit costs that are included in each income statement line item. The standard requires employers to present the service cost component in the same line item as other compensation costs and to present the other components of net periodic benefit costs (which include interest costs, expected return on plan assets, amortization of prior service cost or credits, and actuarial gains and losses) separately and outside a subtotal of operating income. In addition, only the service cost component is eligible for capitalization. Idaho Power capitalizes amounts of pension or postretirement costs that are insignificant to the consolidated financial statements. The amendments in ASU 2017-07 are effective for interim and annual reporting periods beginning after December 15, 2017. Entities must use (1) a retrospective transition method to adopt the requirement for separate presentation in the income statement of service costs and other components and (2) a prospective transition method to adopt the requirement to limit the capitalization of benefit costs to the service cost component. IDACORP and Idaho Power adopted ASU 2017-07 on January 1, 2018, and accordingly, have retrospectively adjusted prior periods to reflect the disaggregation of service cost from other components of net periodic benefit costs. The adoption did not have a material impact on the companies' financial statements nor did it affect net income for the three and six months ended June 30, 2018. For IDACORP, for the three and six months ended June 30, 2017, $0.8 million and $1.5 million, respectively, were reclassified out of "Other operations and maintenance" and $2.0 million and $4.1 million, respectively, were reclassified out of "Other" operating expenses for a total of $2.8 million and $5.6 million, respectively, reclassified to "Other Income (Expense), Net" to conform to current period presentation. For Idaho Power, for the three and six months ended June 30, 2017, $0.8 million and $1.5 million, respectively, were reclassified from "Other operations and maintenance" to "Other expense, net" to conform to current period presentation.

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

Reclassifications

In these condensed consolidated financial statements, certain amounts in prior periods’ consolidated financial statements have been reclassified to conform with current period presentation. On IDACORP's and Idaho Power's December 31, 2017 condensed consolidated balance sheets, the "Long-term receivables" balances of $4.3 million and $0.5 million, respectively, which had previously been reported separately, were reclassified to "Other" within "Other Assets" and "Deferred Debits," respectively.

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

Income Tax Expense

The following table provides a summary of income tax expense for the six months ended June 30 (in thousands):

	IDACORP		Idaho Power
	2018	2017	2018	2017
Income tax at statutory rates (federal and state)	$27,909	$41,468	$27,539	$40,772
First mortgage bond redemption costs	(1,261)	—	(1,261)	—
Share-based compensation	(1,053)	(1,559)	(1,040)	(1,530)
Other(1)	(15,597)	(16,785)	(14,742)	(15,830)
Income tax expense	$9,998	$23,124	$10,496	$23,412
Effective tax rate	9.2%	21.8%	9.8%	22.5%
(1) "Other" is primarily comprised of the net tax effect of Idaho Power's regulatory flow-through tax adjustments.

The decreases in income tax expense for the six months ended June 30, 2018, as compared to the same period in 2017, were primarily due to lower statutory tax rates and a flow-through income tax benefit related to the tax deduction for bond redemption costs incurred in the second quarter of 2018. The decrease in statutory rates was due to the 2017 Tax Cuts and Jobs Act, which reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent, and Idaho House Bill 463 which lowered the Idaho state corporate income tax rate from 7.4 percent to 6.925 percent. The federal and Idaho state income tax rate changes were effective January 1, 2018. On a net basis, Idaho Power’s estimate of its annual 2018 regulatory flow-through tax adjustments is comparable to 2017.

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

Idaho Settlement Stipulations

In October 2014, the IPUC issued an order approving an extension, with modifications, of the terms of a December 2011 Idaho settlement stipulation for the period from 2015 through 2019, or until the terms are otherwise modified or terminated by order of the IPUC (October 2014 Idaho Earnings Support and Sharing Settlement Stipulation). The provisions of the October 2014 Idaho Earnings Support and Sharing Settlement Stipulation are described in the table included under "Income Tax Reform - Regulatory Treatment" below.

Under the October 2014 Idaho Earnings Support and Sharing Settlement Stipulation, during the second quarter of 2018 Idaho Power reversed the $0.5 million of additional accumulated deferred investment tax credits (ADITC) amortization recorded during the first quarter of 2018, based on Idaho Power's current estimate of return on year-end equity in the Idaho jurisdiction (Idaho ROE) for the full-year 2018. During the second quarter of 2017, Idaho Power reversed $1.9 million of additional ADITC amortization recorded during the first quarter of 2017, as actual financial results exceeded Idaho Power's early estimates.

Income Tax Reform - Regulatory Treatment

In December 2017, the Tax Cuts and Jobs Act was signed into law, which, among other things, lowered the corporate federal income tax rate from 35 percent to 21 percent and modified or eliminated certain federal income tax deductions for corporations. In March 2018, Idaho House Bill 463 was signed into law reducing the Idaho state corporate income tax rate from 7.4 percent to 6.925 percent. In January 2018, the IPUC issued an order requiring utilities within its jurisdiction, including Idaho Power, to file a report with the IPUC, identifying and quantifying the financial impact of the income tax reform changes on the utility, along with proposed tariff schedule changes that would adjust the utility's rates to reflect the utility's modified federal tax obligations under the Tax Cuts and Jobs Act. The IPUC order required Idaho Power to estimate the income tax reform changes by comparing actual 2017 federal income tax components with what those federal income tax components would have been if the Tax Cuts and Jobs Act had been effective for the full year of 2017.

In March 2018, Idaho Power made a filing with the IPUC providing the results of its pro forma analysis indicating pro forma annual income tax reform expense reductions, composed of a current income tax expense reduction and a deferred income tax expense reduction. In May 2018, the IPUC issued an order approving a settlement stipulation (May 2018 Idaho Tax Reform Settlement Stipulation) related to income tax reform. Beginning June 1, 2018, the settlement stipulation provides an annual (a) $18.7 million reduction to Idaho customer base rates and (b) $7.4 million amortization of existing regulatory deferrals for specified items or future amortization of other existing or future unspecified regulatory deferrals that would otherwise be a future liability recoverable from Idaho customers. Additionally, a one-time benefit of a $7.8 million rate reduction is being provided to Idaho customers through the Idaho-jurisdiction power cost adjustment (PCA) mechanism for the period from June 1, 2018 through May 31, 2019, for the income tax reform benefits accrued from January 1, 2018 to May 31, 2018, and the income tax reform benefits related to Idaho Power's open access transmission tariff (OATT). The amount provided via the PCA mechanism will decrease to $2.7 million on June 1, 2019, for income tax reform benefits related to Idaho Power's OATT and will cease on June 1, 2020, to reflect the impact of a full year of reduced OATT third-party transmission revenues.

The May 2018 Idaho Tax Reform Settlement Stipulation also provides for the indefinite extension of the October 2014 Idaho Earnings Support and Sharing Settlement Stipulation beyond its termination date of December 31, 2019. The table below summarizes and compares the terms of the October 2014 Idaho Earnings Support and Sharing Settlement Stipulation with the terms in the May 2018 Idaho Tax Reform Settlement Stipulation that will be applicable commencing on January 1, 2020.

October 2014 Idaho Earnings Support and Sharing Settlement Stipulation (Effective through December 31, 2019)	May 2018 Idaho Tax Reform Settlement Stipulation (Effective beginning January 1, 2020, with no defined end date)
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

If Idaho Power's actual annual Idaho ROE in any year is less than 9.4 percent, then Idaho Power may amortize up to $25 million of additional ADITC to help achieve a 9.4 percent Idaho ROE for that year, so long as the cumulative amount of ADITC used does not exceed $45 million (Idaho Power will have available and may continue to use any unused portion of the $45 million of additional ADITC from the October 2014 Idaho Earnings Support and Sharing Settlement Stipulation); however, Idaho Power may seek approval from the IPUC to replenish the total amount of ADITC it is permitted to amortize. If there are no remaining amounts of ADITC authorized to be amortized, the revenue sharing provisions below would not be applicable until ADITC is replenished.

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

Neither the October 2014 Idaho Earnings Support and Sharing Settlement Stipulation nor the May 2018 Idaho Tax Reform Settlement Stipulation impose a moratorium on Idaho Power filing a general rate case or other form of rate proceeding in Idaho during their respective terms.

Also in May 2018, the OPUC issued an order approving a settlement stipulation that provides for an annual $1.5 million reduction to Oregon customer base rates beginning June 1, 2018, through May 31, 2020, related to income tax reform. Unless resolved in a regulatory proceeding before, the settlement stipulation requires Idaho Power to file a deferral request with the OPUC by December 31, 2019, to begin tracking tax reform benefits beginning January 1, 2020, at which time Idaho Power, the OPUC staff, and other interested parties will discuss the methodology to quantify potential future tax reform benefits. The settlement stipulation also deemed prudent Idaho Power's decision to pursue the end of its participation in coal-fired operations of Unit 1 at Idaho Power's jointly-owned North Valmy coal-fired plant and approved Idaho Power's request to recover annual incremental accelerated depreciation of $2.5 million relating to Unit 1, beginning June 1, 2018, and ending December 31, 2019.

Hells Canyon Complex Relicensing Costs Settlement Stipulation

In December 2016, Idaho Power filed an application with the IPUC requesting a determination that Idaho Power's expenditures of $220.8 million through year-end 2015 on relicensing of the Hells Canyon Complex (HCC) were prudently incurred, and thus eligible for inclusion in retail rates in a future regulatory proceeding. In December 2017, Idaho Power filed with the IPUC a settlement stipulation signed by Idaho Power, the IPUC staff, and a third party intervenor, recognizing that a total of $216.5 million in HCC relicensing expenditures and other related costs were reasonably incurred, and therefore should be eligible for inclusion in customer rates at a later date. As a result of filing the settlement stipulation, Idaho Power recorded a $5.0 million pre-tax charge in the fourth quarter of 2017, which included $4.3 million for costs incurred through 2015, as well as $0.7 million related to associated costs incurred in 2016 and 2017. In April 2018, the IPUC issued an order approving the settlement stipulation as filed with the IPUC and determined the $216.5 million of associated costs to be reasonably and prudently incurred.

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

In June 2018, the IPUC issued an order approving a $22.6 million net decrease in PCA rates, effective for the 2018-2019 PCA collection period from June 1, 2018, to May 31, 2019. The net decrease in PCA rates is primarily due to better-than-expected actual water conditions for the 2017-2018 PCA year, which resulted in additional low-cost hydroelectric generation available to reduce net power supply costs. Previously in May 2017, the IPUC issued an order approving a $10.6 million net increase in PCA rates, effective for the 2017-2018 PCA collection period from June 1, 2017, to May 31, 2018. The net increase in PCA rates was primarily due to expected higher power supply costs resulting from new renewable energy power purchase agreements under PURPA and higher coal-fired generation costs, combined with the effect of lower-than-expected actual hydroelectric generation for the 2016-2017 PCA year. The net increase included an offsetting $13.0 million one-time refund of previously collected Idaho energy efficiency rider funds.

Idaho Fixed Cost Adjustment Mechanism

The Idaho jurisdiction fixed cost adjustment (FCA) mechanism is designed to remove a portion of Idaho Power’s financial disincentive to invest in energy efficiency programs by separating (or decoupling) the recovery of fixed costs from the variable kilowatt-hour charge and instead linking it to a set amount per customer. The FCA mechanism, applicable to residential and small commercial customers, is adjusted each year to accrue, or defer, the difference between the authorized fixed-cost recovery amount per customer and the actual fixed costs per customer recovered by Idaho Power during the year. In May 2018, the IPUC issued an order approving a decrease of $19.4 million in the FCA from $35.0 million to $15.6 million, with new rates effective for the period from June 1, 2018, to May 31, 2019. Previously in May 2017, the IPUC issued an order approving an increase of $6.9 million in the FCA from $28.1 million to $35.0 million, with rates effective for the period from June 1, 2017, to May 31, 2018.

Western Energy Imbalance Market Costs
Idaho Power's participation in the energy imbalance market implemented in the western United States (Western EIM) commenced on April 4, 2018. The Western EIM aims to reduce the power supply costs to serve customers through more efficient dispatch within the hour of a larger and more diverse pool of resources, to integrate intermittent power from renewable generation sources more effectively, and to enhance reliability.

In August 2016, Idaho Power filed an application with the IPUC requesting specified regulatory accounting treatment associated with its participation in the Western EIM. In January 2017, the IPUC issued an order authorizing deferral accounting treatment for costs associated with joining the Western EIM. Idaho Power deferred $1.0 million of incremental other operations and maintenance (O&M) costs incurred through April 1, 2018.

In November 2017, Idaho Power filed an application with the IPUC requesting approval to establish an interim method of recovery for costs associated with participation in the Western EIM. In July 2018, the IPUC issued an order approving a settlement stipulation that provides for a recovery mechanism administered through Idaho Power's PCA mechanism. The recovery mechanism provides for monthly incremental revenue, which includes a return on and return of Western EIM-related capital costs and recovery of ongoing Western EIM operating costs. As of April 1, 2018, Idaho Power ceased deferring incremental Western EIM participation O&M start-up costs, and began recognizing the monthly incremental revenue associated with Western EIM participation. During both the three and six months ended June 30, 2018, Idaho Power recorded $0.7 million of revenue relating to Western EIM participation and deferred the same amount to the PCA deferral account.

4. REVENUES

On January 1, 2018, IDACORP and Idaho Power adopted ASU 2014-09 using the modified retrospective method. The adoption did not change the timing or amounts of revenue recognized by IDACORP or Idaho Power and, therefore, no cumulative-effect adjustment was recorded. The following table provides a summary of electric utility operating revenues for IDACORP and Idaho Power for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Electric utility operating revenues:
Revenue from contracts with customers	$331,298	$326,190	$620,871	$620,081
Alternative revenue programs and other revenues	7,401	5,578	27,289	13,651
Total electric utility operating revenues	$338,699	$331,768	$648,160	$633,732

Revenues from Contracts with Customers

Revenues from contracts with customers are primarily related to Idaho Power’s regulated tariff-based sales of energy or related services. Generally, tariff-based sales do not involve a written contract, but are classified as revenues from contracts with customers under ASU 2014-09. Idaho Power assesses revenues on a contract-by-contract basis to determine the nature, amount, timing and uncertainty, if any, of revenues being recognized. The following table presents revenues from contracts with customers disaggregated by revenue source for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenues from contracts with customers:
Retail revenues:
Residential (includes $5,508, $3,205, $19,052 and $8,331, respectively, related to the FCA(1))	$109,155	$112,534	$255,838	$264,689
Commercial (includes $291, $276, $652 and $387, respectively, related to the FCA(1))	76,965	78,982	151,191	153,260
Industrial	48,868	49,766	94,660	95,224
Irrigation	65,065	56,068	65,471	56,993
Deferred revenue related to HCC relicensing AFUDC(2)	(1,462)	(2,349)	(4,046)	(4,933)
Total retail revenues	298,591	295,001	563,114	565,233
Less: FCA mechanism revenues(1)	(5,799)	(3,481)	(19,704)	(8,718)
Wholesale energy sales	10,214	6,003	24,283	13,967
Transmission services (wheeling) revenues	13,205	11,965	24,600	20,824
Energy efficiency program revenues	8,802	10,515	16,399	16,843
Other revenues from contracts with customers	6,285	6,187	12,179	11,932
Total revenues from contracts with customers	$331,298	$326,190	$620,871	$620,081
(1) The FCA mechanism is an alternative revenue program and does not represent revenue from contracts with customers.
(2) As part of its January 30, 2009 general rate case order, the IPUC is allowing Idaho Power to recover a portion of the allowance for funds used during construction (AFUDC) on construction work in progress related to the HCC relicensing process, even though the relicensing process is not yet complete and the costs have not been moved to electric plant in service. Idaho Power is collecting $8.8 million annually in the Idaho jurisdiction but is deferring revenue recognition of the amounts collected until the license is issued and the accumulated license costs approved for recovery are placed in service. Prior to the May 2018 Idaho Tax Reform Settlement Stipulation described in Note 3 - "Regulatory Matters," Idaho Power was collecting $10.7 million annually.

Retail Revenues: Idaho Power’s retail revenues primarily relate to the sale of electricity to customers based on regulated tariff-based prices. Idaho Power recognizes retail revenues in amounts for which it has the right to invoice the customer in the period when energy is delivered or services are provided to customers. The total energy price generally has a fixed component related to having service available and a usage-based component related to the demand, delivery, and consumption of energy. The revenues recognized reflect the consideration Idaho Power expects to be entitled to in exchange for that energy or those services. Retail customers are classified as residential, commercial, industrial, or irrigation. Approximately 95 percent of Idaho Power's retail revenue originates from customers located in Idaho, with the remainder originating from customers located in Oregon. Idaho Power’s retail customer rates are based on Idaho Power’s cost of service and are determined through general rate case proceedings, settlement stipulations, and other filings with the IPUC and OPUC. Changes in rates and changes in customer demand are typically the primary causes of fluctuations in retail revenue from period to period. The primary influences on changes in customer demand for electricity are weather, economic conditions (including growth in the number of Idaho Power customers), and energy efficiency. Idaho Power's utility revenues are not earned evenly during the year.

Retail revenues are billed monthly based on meter readings taken throughout the month. Payments for amounts billed are generally due from the customer within 15 days of billing. Idaho Power accrues estimated unbilled revenues for energy or related services delivered to customers but not yet billed at period-end based on actual meter readings at period-end and estimated rates.

Credit losses recorded on receivables arising from Idaho Power’s contracts with customers were $1.5 million and $1.8 million for the three and six months ended June 30, 2018, respectively, and $2.2 million and $2.4 million for the three and six months ended June 30, 2017, respectively.

Residential Customers: Idaho Power’s energy sales to residential customers typically peak during the winter heating season and summer cooling season. Extreme temperatures increase sales to residential customers who use electricity for cooling and heating, compared with normal temperatures. Idaho Power's rate structure provides for higher rates during the summer when overall system loads are at their highest, and includes tiers such that rates increase as a customer's consumption level increases. These seasonal and tiered rate structures contribute to the seasonal fluctuations in revenues and earnings. Economic and demographic conditions can also affect residential customer demand; strong job growth and population growth in Idaho Power’s service area have led to increasing customer growth rates in recent years. Residential demand is also impacted by energy efficiency initiatives. Idaho Power’s FCA mechanism mitigates some of the fluctuations caused by weather and energy efficiency initiatives.

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

Irrigation Customers: Irrigation customers use electricity to operate irrigation pumps, primarily during the agricultural growing season. The amount and timing of precipitation as well as temperature levels can affect the timing and amounts of sales to irrigation customers with increased precipitation generally resulting in decreased sales.

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

Energy Efficiency Program Revenues: Idaho Power collects most of its energy efficiency program costs through an energy efficiency rider on customer bills. The rider collections are deferred until expenditures are incurred. Energy efficiency program expenditures funded through the rider are reported as an operating expense with an equal amount recorded in revenues, resulting in no net impact on earnings. Energy efficiency program revenues are recognized in the period when the related costs of the energy efficiency program are incurred by Idaho Power. The cumulative variance between expenditures and amounts collected through the rider is recorded as a regulatory asset or liability. A liability balance indicates that Idaho Power has collected more than it has spent, and an asset balance indicates that Idaho Power has spent more than it has collected. At June 30, 2018, Idaho Power's energy efficiency rider balances were a $2.6 million regulatory liability in the Idaho jurisdiction and a $6.5 million regulatory asset in the Oregon jurisdiction.

Alternative Revenue Programs and Other Revenues

While revenues from contracts with customers make up most of Idaho Power’s revenues, the IPUC has authorized the use of an additional regulatory mechanism, which may increase or decrease tariff-based rates billed to customers. The Idaho FCA mechanism, applicable to residential and small commercial customers, is designed to remove a portion of Idaho Power’s financial disincentive to invest in energy efficiency programs by separating (or decoupling) the recovery of fixed costs from the variable kilowatt-hour charge and linking it instead to a set amount per customer. Under Idaho Power's current rate design, recovery of a portion of fixed costs is included in the variable kilowatt-hour charge, which may result in overcollection or undercollection of fixed costs. To return overcollection to customers or to collect undercollection from customers, the FCA mechanism allows Idaho Power to accrue, or defer, the difference between the authorized fixed-cost recovery amount per customer and the actual fixed costs per customer recovered by Idaho Power during the year. Increases in FCA recovery are capped at 3 percent of base revenue annually, with any excess deferred for collection in a subsequent year.

The FCA mechanism revenues include only the initial recognition of FCA revenues when the regulator-specified conditions for recognition have been met. Revenue from contracts with customers excludes the portion of the tariff price representing FCA revenues that had been initially recorded in prior periods when regulator-specified conditions were met. When those amounts are included in the price of utility service and billed to customers, such amounts are recorded as recovery of the associated regulatory asset or liability and not as revenues.

The table below presents the FCA mechanism revenues and other revenues for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Alternative revenue programs and other revenues:
FCA mechanism revenues	$5,799	3,481	$19,704	$8,718
Derivative revenues	1,602	2,097	7,585	4,933
Total alternative revenue programs and other revenues	$7,401	$5,578	$27,289	$13,651

IDACORP's Other Revenues

IDACORP's other revenues are primarily comprised of revenues from IDACORP’s subsidiary, Ida-West. Ida-West operates small hydroelectric generation projects that satisfy the requirements of PURPA.

5. LONG-TERM DEBT

In March 2018, Idaho Power issued $220 million in principal amount of 4.20 percent first mortgage bonds, secured medium-term notes, Series K, maturing on March 1, 2048. In April 2018, Idaho Power redeemed, prior to maturity, $130 million in principal amount of 4.50 percent first mortgage bonds, medium-term notes, Series H due March 2020. In accordance with the redemption provisions of the notes, the redemption included Idaho Power's payment of a make-whole premium to the holders of the redeemed notes in the aggregate amount of $4.6 million. Idaho Power used a portion of the net proceeds from the March 2018 sale of first mortgage bonds, medium-term notes to effect the redemption.

As of June 30, 2018, $280 million in principal amount of long-term debt securities remained available for issuance under a selling agency agreement executed on September 27, 2016, and pursuant to state regulatory authority.

6. COMMON STOCK

IDACORP Common Stock

During the six months ended June 30, 2018, IDACORP granted 75,761 restricted stock unit awards to employees and 12,950 shares of common stock to directors but made no original issuances of shares of common stock pursuant to the IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan. As directed by IDACORP, plan administrators of the IDACORP, Inc. Dividend Reinvestment and Stock Purchase Plan and Idaho Power Company Employee Savings Plan use market purchases of IDACORP common stock, as opposed to original issuance of common stock from IDACORP, to acquire shares of IDACORP common stock for the plans. However, IDACORP may determine at any time to use original issuances of common stock under those plans.

Restrictions on Dividends

Idaho Power’s ability to pay dividends on its common stock held by IDACORP and IDACORP’s ability to pay dividends on its common stock are limited to the extent payment of such dividends would violate the covenants in their respective credit facilities or Idaho Power’s Revised Code of Conduct. A covenant under IDACORP’s credit facility and Idaho Power’s credit facility requires IDACORP and Idaho Power to maintain leverage ratios of consolidated indebtedness to consolidated total capitalization, as defined therein, of no more than 65 percent at the end of each fiscal quarter. At June 30, 2018, the leverage ratios for IDACORP and Idaho Power were 44 percent and 46 percent, respectively. Based on these restrictions, IDACORP’s and Idaho Power’s dividends were limited to $1.3 billion and $1.1 billion, respectively, at June 30, 2018. There are additional facility covenants, subject to exceptions, that prohibit or restrict the sale or disposition of property without consent and any agreements restricting dividend payments to IDACORP and Idaho Power from any material subsidiary. At June 30, 2018, IDACORP and Idaho Power were in compliance with those financial covenants.

Idaho Power’s Revised Code of Conduct relating to transactions between and among Idaho Power, IDACORP, and other affiliates, which was approved by the IPUC in April 2008, provides that Idaho Power will not pay any dividends to IDACORP that will reduce Idaho Power’s common equity capital below 35 percent of its total adjusted capital without IPUC approval. At June 30, 2018, Idaho Power's common equity capital was 54 percent of its total adjusted capital. Further, Idaho Power must obtain approval from the OPUC before it can directly or indirectly loan funds or issue notes or give credit on its books to IDACORP.

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

7. EARNINGS PER SHARE

The table below presents the computation of IDACORP’s basic and diluted earnings per share for the three and six months ended June 30, 2018 and 2017 (in thousands, except for per share amounts).

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Numerator:
Net income attributable to IDACORP, Inc.	$62,288	$49,831	$98,430	$82,933
Denominator:
Weighted-average common shares outstanding - basic	50,435	50,363	50,430	50,361
Effect of dilutive securities	46	44	42	41
Weighted-average common shares outstanding - diluted	50,481	50,407	50,472	50,402
Basic earnings per share	$1.24	$0.99	$1.95	$1.65
Diluted earnings per share	$1.23	$0.99	$1.95	$1.65

8. COMMITMENTS

Purchase Obligations

IDACORP's and Idaho Power's purchase obligations did not change materially, outside of the ordinary course of business, during the six months ended June 30, 2018, except that Idaho Power entered into agreements with solar and biomass PURPA-qualifying facilities, which increased contractual payment obligations by approximately $51 million over the 20-year terms of the contracts.

Guarantees

Through a self-bonding mechanism, Idaho Power guarantees its portion of reclamation activities and obligations at BCC, of which IERCo owns a one-third interest. This guarantee, which is renewed annually with the Wyoming Department of Environmental Quality, was $58.4 million at June 30, 2018, representing IERCo's one-third share of BCC's total reclamation obligation of $175.2 million. BCC has a reclamation trust fund set aside specifically for the purpose of paying these reclamation costs. At June 30, 2018, the value of BCC's reclamation trust fund was $108.3 million. During the six months ended June 30, 2018, the reclamation trust fund made distributions of $3.0 million for reclamation activity costs associated with the BCC surface mine. BCC periodically assesses the adequacy of the reclamation trust fund and its estimate of future reclamation costs. To ensure that the reclamation trust fund maintains adequate reserves, BCC has the ability to, and does, add a per-ton surcharge to coal sales, all of which are made to the Jim Bridger plant. Because of the existence of the fund and the ability to apply a per-ton surcharge, the estimated fair value of this guarantee is minimal.

IDACORP and Idaho Power enter into financial agreements and power purchase and sale agreements that include indemnification provisions relating to various forms of claims or liabilities that may arise from the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnification provisions cannot be reasonably estimated. IDACORP and Idaho Power periodically evaluate the likelihood of incurring costs under such indemnities based on their historical experience and the evaluation of the specific indemnities. As of June 30, 2018, management believes the likelihood is remote that IDACORP or Idaho Power would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnification obligations. Neither IDACORP nor Idaho Power has recorded any liability on their respective condensed consolidated balance sheets with respect to these indemnification obligations.

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

10. BENEFIT PLANS

Idaho Power has a noncontributory defined benefit pension plan (pension plan) and two nonqualified defined benefit plans for certain senior management employees called the Security Plan for Senior Management Employees I and Security Plan for Senior Management Employees II (collectively, SMSP). Idaho Power also has a nonqualified defined benefit pension plan for directors that was frozen in 2002. Remaining vested benefits from that plan are included with the SMSP in the disclosures below. The benefits under the pension plan are based on years of service and the employee’s final average earnings. Idaho Power also maintains a defined benefit postretirement benefit plan (consisting of health care and death benefits) that covers all employees who were enrolled in the active-employee group plan at the time of retirement as well as their spouses and qualifying dependents. The following table shows the components of net periodic benefit costs for the pension, SMSP, and postretirement benefits plans for the three months ended June 30, 2018 and 2017 (in thousands).

	Pension Plan		SMSP		Postretirement Benefits		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Service cost	$9,742	$8,245	$(79)	$190	$242	$197	$9,905	$8,632
Interest cost	9,683	9,716	1,061	1,079	656	702	11,400	11,497
Expected return on plan assets	(13,056)	(11,181)	—	—	(605)	(584)	(13,661)	(11,765)
Amortization of prior service cost	2	7	25	32	12	17	39	56
Amortization of net loss	3,394	3,212	947	740	—	—	4,341	3,952
Net periodic benefit cost	9,765	9,999	1,954	2,041	305	332	12,024	12,372
Regulatory deferral of net periodic benefit cost(1)	(9,309)	(9,488)	—	—	—	—	(9,309)	(9,488)
Previously deferred pension costs recognized(1)	4,289	4,289	—	—	—	—	4,289	4,289
Net periodic benefit cost recognized for financial reporting(1)(2)	$4,745	$4,800	$1,954	$2,041	$305	$332	$7,004	$7,173
 (1) Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, the Idaho portion of net periodic benefit cost is recorded as a regulatory asset and is recognized in the income statement as those costs are recovered through rates.
 (2) Of total net periodic benefit cost recognized for financial reporting, $4.1 million and $4.4 million, respectively, was recognized in "Other operations and maintenance" and $2.9 million and $2.8 million, respectively, was recognized in "Other expense, net" on the condensed consolidated statements of income of the companies for the three months ended June 30, 2018 and 2017.

The following table shows the components of net periodic benefit costs for the pension, SMSP, and postretirement benefits plans for the six months ended June 30, 2018 and 2017 (in thousands).

	Pension Plan		SMSP		Postretirement Benefits		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Service cost	$19,485	$16,871	$(158)	$380	$526	$486	$19,853	$17,737
Interest cost	19,365	19,479	2,124	2,157	1,322	1,392	22,811	23,028
Expected return on plan assets	(26,111)	(22,569)	—	—	(1,234)	(1,154)	(27,345)	(23,723)
Amortization of prior service cost	3	14	49	64	24	24	76	102
Amortization of net loss	6,788	6,595	1,894	1,481	—	—	8,682	8,076
Net periodic benefit cost	19,530	20,390	3,909	4,082	638	748	24,077	25,220
Regulatory deferral of net periodic benefit cost(1)	(18,616)	(19,284)	—	—	—	—	(18,616)	(19,284)
Previously deferred pension costs recognized(1)	8,577	8,577	—	—	—	—	8,577	8,577
Net periodic benefit cost recognized for financial reporting(1)(2)	$9,491	$9,683	$3,909	$4,082	$638	$748	$14,038	$14,513
 (1) Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, the Idaho portion of net periodic benefit cost is recorded as a regulatory asset and is recognized in the income statement as those costs are recovered through rates.
 (2) Of total net periodic benefit cost recognized for financial reporting, $8.2 million and $8.9 million, respectively, was recognized in "Other operations and maintenance" and $5.8 million and $5.6 million, respectively, was recognized in "Other expense, net" on the condensed consolidated statements of income of the companies for the six months ended June 30, 2018 and 2017.

Idaho Power has no minimum contribution requirement to its defined benefit pension plan in 2018. However, during the six months ended June 30, 2018, Idaho Power made $20 million of discretionary contributions to its defined benefit pension plan, in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions and to mitigate the cost of being in an underfunded position. The primary impact of pension contributions is on the timing of cash flows, as the timing of cost recovery lags behind contributions.

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

The table below presents the gains and losses on derivatives not designated as hedging instruments for the three and six months ended June 30, 2018 and 2017 (in thousands).

		Gain/(Loss) on Derivatives Recognized in Income(1)
	Location of Realized Gain/(Loss) on Derivatives Recognized in Income	Three months ended June 30,		Six months ended June 30,
		2018	2017	2018	2017
Financial swaps	Operating revenues	$27	$(305)	$266	$1,173
Financial swaps	Purchased power	13	(287)	(189)	(735)
Financial swaps	Fuel expense	(112)	(4)	(800)	666
Financial swaps	Other operations and maintenance	31	(55)	38	(81)
Forward contracts	Operating revenues	—	—	2	—
Forward contracts	Purchased power	(7)	(8)	(20)	(10)
Forward contracts	Fuel expense	10	3	24	3
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

Derivative Instrument Summary

The table below presents the fair values and locations of derivative instruments not designated as hedging instruments recorded on the balance sheets and reconciles the gross amounts of derivatives recognized as assets and as liabilities to the net amounts presented in the balance sheets at June 30, 2018, and December 31, 2017 (in thousands).

		Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Gross Fair Value	Amounts Offset	Net Assets	Gross Fair Value	Amounts Offset		Net Liabilities

June 30, 2018
Current:
Financial swaps	Other current assets	$1,545	$(791)	$754	$791	$(791)		$—
Financial swaps	Other current liabilities	195	(195)	—	1,051	(195)		856
Forward contracts	Other current assets	3	—	3	—	—		—
Long-term:
Financial swaps	Other assets	49	(1)	48	1	(1)		—
Financial swaps	Other liabilities	15	(15)	—	354	(15)		339
Total		$1,807	$(1,002)	$805	$2,197	$(1,002)		$1,195
December 31, 2017
Current:
Financial swaps	Other current assets	$18	$—	$18	$—	$—		$—
Financial swaps	Other current liabilities	553	(553)	—	1,971	(748)	(1)	1,223
Forward contracts	Other current liabilities	—	—	—	2	—		2
Long-term:
Financial swaps	Other assets	4	—	4	—	—		—
Total		$575	$(553)	$22	$1,973	$(748)		$1,225
(1) Current liability derivative amount offset includes $0.2 million of collateral receivable for the period ended December 31, 2017.

The table below presents the volumes of derivative commodity forward contracts and swaps outstanding at June 30, 2018 and 2017 (in thousands of units).

		June 30,
Commodity	Units	2018	2017
Electricity purchases	MWh	323	194
Electricity sales	MWh	58	38
Natural gas purchases	MMBtu	12,371	10,297
Natural gas sales	MMBtu	233	75
Diesel purchases	Gallons	451	605

Credit Risk

At June 30, 2018, Idaho Power did not have material credit risk exposure from financial instruments, including derivatives. Idaho Power monitors credit risk exposure through reviews of counterparty credit quality, corporate-wide counterparty credit exposure, and corporate-wide counterparty concentration levels. Idaho Power manages these risks by establishing credit and concentration limits on transactions with counterparties and requiring contractual guarantees, cash deposits, or letters of credit from counterparties or their affiliates, as deemed necessary. Idaho Power’s physical power contracts are commonly under Western Systems Power Pool agreements, physical gas contracts are usually under North American Energy Standards Board contracts, and financial transactions are usually under International Swaps and Derivatives Association, Inc. contracts. These contracts contain adequate assurance clauses requiring collateralization if a counterparty has debt that is downgraded below investment grade by at least one rating agency.

Credit-Contingent Features

Certain Idaho Power derivative instruments contain provisions that require Idaho Power's unsecured debt to maintain an investment grade credit rating from Moody's Investors Service and Standard & Poor's Ratings Services. If Idaho Power's unsecured debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position at June 30, 2018 was $2.2 million. Idaho Power posted $0.8 million cash collateral related to this amount. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2018, Idaho Power would have been required to pay or post collateral to its counterparties up to an additional $3.0 million to cover the open liability positions as well as completed transactions that have not yet been paid.

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

IDACORP’s and Idaho Power’s assessment of a particular input's significance to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy. An item recorded at fair value is reclassified among levels when changes in the nature of valuation inputs cause the item to no longer meet the criteria for the level in which it was previously categorized. There were no transfers between levels or material changes in valuation techniques or inputs during the six months ended June 30, 2018.

The table below presents information about IDACORP’s and Idaho Power’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2018, and December 31, 2017 (in thousands).

	June 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds
IDACORP (1)	$30,611	$—	$—	$30,611	$28,038	$—	$—	$28,038
Idaho Power	80,593	—	—	80,593	10,260	—	—	10,260
Derivatives	802	3	—	805	22	—	—	22
Equity securities	27,916	—	—	27,916	30,266	—	—	30,266
Liabilities:
Derivatives	1,195	—	—	1,195	1,223	2	—	1,225
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

The table below presents the carrying value and estimated fair value of financial instruments that are not reported at fair value, as of June 30, 2018, and December 31, 2017, using available market information and appropriate valuation methodologies (in thousands).

	June 30, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
IDACORP
Assets:
Notes receivable(1)	$3,804	$3,804	$3,804	$3,804
Liabilities:
Long-term debt(1)	1,834,055	1,946,794	1,746,123	1,915,459
Idaho Power
Liabilities:
Long-term debt(1)	1,834,055	1,946,794	1,746,123	1,915,459
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

	Utility Operations	All Other	Eliminations	Consolidated Total
Three months ended June 30, 2018:
Revenues	$338,699	$1,253	$—	$339,952
Net income attributable to IDACORP, Inc.	60,637	1,651	—	62,288
Total assets as of June 30, 2018	6,133,502	153,529	(80,914)	6,206,117
Three months ended June 30, 2017:
Revenues	$331,768	$1,238	$—	$333,006
Net income attributable to IDACORP, Inc.	48,381	1,450	—	49,831
Six months ended June 30, 2018:
Revenues	$648,160	$1,898	$—	$650,058
Net income attributable to IDACORP, Inc.	96,493	1,937	—	98,430
Six months ended June 30, 2017:
Revenues	$633,732	$1,818	$—	$635,550
Net income attributable to IDACORP, Inc.	80,863	2,070	—	82,933

14. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

The table below presents changes in components of accumulated other comprehensive income (AOCI), net of tax, during the three and six months ended June 30, 2018 and 2017 (in thousands). Items in parentheses indicate charges to AOCI.

	Defined Benefit Pension Items
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Balance at beginning of period	$(30,243)	$(20,411)	$(30,964)	$(20,882)
Amounts reclassified out of AOCI	722	470	1,443	941
Balance at end of period	$(29,521)	$(19,941)	$(29,521)	$(19,941)

The table below presents amounts reclassified out of components of AOCI and the income statement location of those amounts reclassified during the three and six months ended June 30, 2018 and 2017 (in thousands). Items in parentheses indicate increases to net income.

	Amount Reclassified from AOCI
Details About AOCI	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Amortization of defined benefit pension items(1)
Prior service cost	$25	$32	$49	$64
Net loss	947	740	1,894	1,481
Total before tax	972	772	1,943	1,545
Tax benefit(2)	(250)	(302)	(500)	(604)
Net of tax	722	470	1,443	941
Total reclassification for the period	$722	$470	$1,443	$941
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

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of IDACORP, Inc. and subsidiaries (the “Company”) as of June 30, 2018, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2018 and 2017 and of equity and cash flows for the six-month periods ended June 30, 2018 and 2017, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
August 2, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Idaho Power Company

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Idaho Power Company and subsidiary (the “Company”) as of June 30, 2018, the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2018 and 2017 and cash flows for the six-month periods ended June 30, 2018 and 2017, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
August 2, 2018

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

Idaho Power is the parent of Idaho Energy Resources Co. (IERCo), a joint venturer in Bridger Coal Company (BCC), which mines and supplies coal to the Jim Bridger generating plant owned in part by Idaho Power (Jim Bridger plant). IDACORP’s other significant subsidiaries include IDACORP Financial Services, Inc. (IFS), an investor in affordable housing and other real estate investments, and Ida-West Energy Company, an operator of small hydroelectric generation projects that satisfy the requirements of the Public Utility Regulatory Policies Act of 1978 (PURPA).

EXECUTIVE OVERVIEW

Management's Outlook and Company Initiatives

In the Annual Report on Form 10-K for the year ended December 31, 2017, IDACORP's and Idaho Power's management included a brief overview of their initiatives and strategies for the companies for 2018 and beyond, under the heading "Executive Overview - 2018 Initiatives and Strategy" in the MD&A. As of the date of this report, management's outlook and strategy remain consistent with that discussion. Most notably:

•
Idaho Power continues to expect positive customer growth in its service area, and continues to participate in and support state and local economic development initiatives aimed at responsible and sustainable growth. During the first six months of 2018, Idaho Power's customer count grew by approximately 5,700 customers, and for the twelve months ended June 30, 2018, the customer growth rate was 2.2 percent.

•
Idaho Power anticipates substantial capital investments, with expected total capital expenditures of approximately $1.5 billion over the five-year period from 2018 (including the expenditures incurred so far in 2018) through 2022.

•
Idaho Power continues to execute on its four strategic areas: growing to enhance financial strength, improving Idaho Power's core business, enhancing Idaho Power’s brand, and focusing on safety and employee engagement.

•
Idaho Power continues to focus on timely recovery of costs and earning a reasonable return on investment, including working to evaluate and ensure that its rate design and regulatory mechanisms properly reflect the cost to provide electric service.

During the first six months of 2018, Idaho Power reached various regulatory settlements that were approved by the IPUC and OPUC. These approved settlements related to recent income tax reform, the indefinite extension, with modifications, of the current earnings support and sharing mechanism, the prudence of certain Hells Canyon Complex (HCC) relicensing costs, and the treatment of costs incurred to join the energy imbalance market implemented in the western United States (Western EIM). In May 2018, the IPUC issued an order authorizing the creation of new customer classes for customers with on-site generation, and in June 2018, the IPUC issued an order requiring further investigation to resolve eligibility issues for the new customer classes. Idaho Power believes that these regulatory actions are positive outcomes as they reduce future uncertainty for both shareholders and customers. Refer to "Regulatory Matters" in this MD&A for more information on the related regulatory proceedings.

Summary of Financial Results

The following is a summary of Idaho Power's net income, net income attributable to IDACORP, and IDACORP's earnings per diluted share for the three and six months ended June 30, 2018 and 2017 (in thousands, except earnings per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Idaho Power net income	$60,637	$48,381	$96,493	$80,863
Net income attributable to IDACORP, Inc.	$62,288	$49,831	$98,430	$82,933
Average outstanding shares – diluted	50,481	50,407	50,472	50,402
IDACORP, Inc. earnings per diluted share	$1.23	$0.99	$1.95	$1.65

The table below provides a reconciliation of net income attributable to IDACORP for the three and six months ended June 30, 2018, from the same periods in 2017 (items are in millions and are before related income tax impact unless otherwise noted).

	Three months ended		Six months ended
Net income attributable to IDACORP, Inc. - June 30, 2017		$49.8		$82.9
Increase (decrease) in Idaho Power net income:
Customer growth, net of associated power supply costs and power cost adjustment mechanisms	1.8		4.2
Usage per retail customer, net of associated power supply costs and power cost adjustment mechanisms	4.7		(6.9)
Idaho fixed cost adjustment (FCA) revenues	2.3		11.0
Retail revenues per megawatt-hour (MWh), net of associated power supply costs and power cost adjustment mechanisms	(6.8)		(9.4)
Transmission services (wheeling) and other revenues	1.3		4.0
Other operations and maintenance (O&M) expense	(5.6)		(4.8)
Depreciation expense	3.9		0.6
Other changes in operating revenues and expenses, net	(0.7)		(1.1)
Increase (decrease) in Idaho Power operating income	0.9		(2.4)
Earnings of equity-method investments	1.0		3.9
Non-operating income and expenses	0.7		1.2
Additional accumulated deferred investment tax credits (ADITC) amortization	1.4		—
Tax benefit from make-whole premium for early bond redemption	1.3		1.3
Income tax expense (excluding additional ADITC amortization and tax benefit from early bond redemption)	7.0		11.6
Total increase in Idaho Power net income		12.3		15.6
Other IDACORP changes (net of tax)		0.2		(0.1)
Net income attributable to IDACORP, Inc. - June 30, 2018		$62.3		$98.4

Net Income - Second Quarter 2018

IDACORP's net income increased $12.5 million for the second quarter of 2018 compared with the second quarter of 2017, primarily due to higher net income at Idaho Power.
Customer growth increased operating income by $1.8 million in the second quarter of 2018 compared with the second quarter of 2017, as the number of Idaho Power customers grew by 2.2 percent during the twelve months ended June 30, 2018. Sales volumes on a per-customer basis also increased operating income by $4.7 million in the second quarter of 2018 compared with the second quarter of 2017. Precipitation in Idaho Power's service area was near normal in the second quarter of 2018, but was significantly less than precipitation in the second quarter of 2017. This resulted in a 15 percent increase in usage per agricultural irrigation customer, who use electricity to operate irrigation pumps. The increase in sales volumes to irrigation customers was partially offset by a decrease in usage per residential customer as milder temperatures in the second quarter of 2018 compared with the second quarter of 2017 caused residential customers to use less electricity for cooling and heating. The decrease in residential sales volumes was partially offset by the FCA mechanism, which increased revenues by $2.3 million during the second quarter of 2018 compared with the second quarter of 2017.

The net decrease in retail revenues per MWh decreased operating income by $6.8 million in the second quarter of 2018 compared with the second quarter of 2017. The settlement stipulations approved by the IPUC and OPUC during the second quarter of 2018 relating to recent income tax reform (discussed in more detail below), reduced revenues in the second quarter of 2018. In the second quarter of 2017, the IPUC and OPUC each approved settlement stipulations related to Idaho Power’s plan to end its participation in coal-fired operations at Idaho Power’s jointly-owned North Valmy coal-fired power plant (Valmy Plant) by the end of 2025. The Valmy Plant settlement stipulations provided for an accrual of six months of the increase in retail revenues, depreciation expense, and associated income tax expense in the second quarter of 2017, resulting in a decrease in these items in the second quarter of 2018 compared with the same period in 2017.

Other O&M expenses were $5.6 million higher in the second quarter of 2018 compared with the second quarter of 2017. As provided by the settlement stipulation approved by the IPUC related to income tax reform, O&M expenses in the second quarter of 2018 included $1.1 million of non-cash amortization expense of regulatory deferrals that would otherwise be a future liability of Idaho customers. Also, transmission and distribution asset maintenance expense increased $0.9 million in the second quarter of 2018 compared with 2017 due to higher maintenance service costs. Labor and benefit costs increased $3.1 million, primarily related to the timing of accruals for variable employee-related costs which resulted in earlier recognition of expense in the second quarter of 2018 compared with 2017.

Depreciation expense was $3.9 million lower in the second quarter of 2018 compared with the second quarter of 2017, due mostly to the effect of recognizing six months of the accelerated depreciation during the second quarter of 2017 as provided by the 2017 Valmy Plant settlement stipulation described above. This decrease was partially offset by higher depreciation expense from an increase in electric plant in service.

Idaho Power income tax expense, excluding additional ADITC amortization and the $1.3 million flow-through benefit of tax deductible make-whole premiums that Idaho Power paid in connection with the early redemption of long-term debt in April 2018, decreased $7.0 million in the second quarter of 2018 compared with the second quarter of 2017, due primarily to the lower federal and state statutory income tax rates resulting from income tax reform discussed in further detail below. In addition, the Valmy Plant settlement stipulation described above increased income tax expense in the second quarter of 2017. Idaho Power reversed $0.5 million of previously recorded additional ADITC amortization under its Idaho regulatory settlement stipulation during the second quarter of 2018, compared with a reversal of $1.9 million during the second quarter of 2017. Based on Idaho Power's current expectations of full-year 2018 results, Idaho Power does not expect to record additional ADITC amortization in 2018.

Net Income - Year-to-Date 2018
IDACORP's net income increased $15.5 million for the first half of 2018 compared with the same period in 2017, primarily due to higher net income at Idaho Power. Customer growth added $4.2 million to Idaho Power operating income, compared with the first half of 2017. Lower usage per residential customer in the first six months of 2018 reduced operating income by $6.9 million, due primarily to milder temperatures, compared with the first six months of 2017. The lower residential customer usage was partially offset by higher usage per irrigation customer in the second quarter of 2018, due to lower precipitation, compared with the same period in 2017. However, due to the lower usage by residential customers, the FCA mechanism added $11.0 million to operating income during the first six months of 2018, compared with the first six months of 2017.

The net decrease in retail revenues per MWh decreased operating income by $9.4 million in the first six months of 2018 compared with the same period in 2017. The settlement stipulations approved by the IPUC and OPUC during the second quarter of 2018 relating to recent income tax reform (discussed in more detail below) reduced revenue in the first six months of 2018.

During the first six months of 2018, Idaho Power benefited from a $4.0 million increase in third-party use of electric property, wheeling, and other revenue, compared with the first six months of 2017. This change was largely due to an increase in Idaho Power's open access transmission tariff (OATT) rates that became effective in October 2017.

Other O&M expenses were $4.8 million higher in the first six months of 2018 compared with the first six months of 2017. As noted above, related to recent income tax reform regulatory settlements, O&M expenses in the first six months of 2018 included $1.1 million of non-cash amortization expense of regulatory deferrals that would otherwise be a future liability of Idaho customers. Also, transmission and distribution asset maintenance expense increased $2.0 million in the second quarter of 2018 compared with the first half of 2017 due to higher maintenance service costs. Labor and benefit costs increased $1.7 million primarily related to the timing of accruals for variable employee-related costs, which resulted in earlier recognition of expense in the first six months of 2018 compared with 2017.

Idaho Power's income tax expense, excluding the $1.3 million flow-through benefit of tax deductible make-whole premiums that Idaho Power paid in connection with the early redemption of long-term debt in April 2018, was $11.6 million lower during the first six months of 2018 compared with the first six months of 2017, due mostly to the lower federal and state statutory income tax rates resulting from income tax reform discussed in further detail below.
Overview of General Factors and Trends Affecting Results of Operations and Financial Condition

IDACORP's and Idaho Power's results of operations and financial condition are affected by a number of factors, and the impact of those factors is discussed in more detail below in this MD&A. To provide context for the discussion elsewhere in this report, some of the more notable factors are summarized below:

•
Income Tax Reform: In December 2017, the Tax Cuts and Jobs Act was signed into law, which lowered the corporate federal income tax rate from 35 percent to 21 percent and modified or eliminated certain federal income tax deductions for corporations. The majority of the changes, including the rate reduction, became effective on January 1, 2018. In March 2018, Idaho House Bill 463 was signed into law reducing the Idaho state corporate income tax rate from 7.4 percent to 6.925 percent. In May 2018, the IPUC issued an order approving a settlement stipulation (May 2018 Idaho Tax Reform Settlement Stipulation) related to income tax reform. Beginning June 1, 2018, the settlement stipulation provides an annual (a) $18.7 million reduction to Idaho customer base rates and (b) $7.4 million amortization of existing regulatory deferrals for specified items or future amortization of other existing or future unspecified regulatory deferrals that would otherwise be a future liability recoverable from Idaho customers. Additionally, a one-time benefit of a $7.8 million rate reduction is being provided to Idaho customers through the Idaho-jurisdiction power cost adjustment (PCA) mechanism during the period from June 1, 2018, through May 31, 2019, for the income tax reform benefits accrued from January 1, 2018 to May 31, 2018, and the income tax reform benefits related to Idaho Power's OATT. The amount provided via the PCA mechanism will decrease to $2.7 million on June 1, 2019, for income tax reform benefits related to Idaho Power's OATT and will cease on June 1, 2020, to reflect the impact of a full year of reduced OATT third-party transmission revenues. The May 2018 Idaho Tax Reform Settlement Stipulation was designed to return to Idaho customers their share of the estimated annual pro forma tax expense reductions resulting from income tax reform, based on the full-year 2017 as required by the IPUC. Idaho Power financial results from 2018 forward will be affected by any differences between annual income tax expense and the pro forma 2017 income tax expense used in the settlement until affected by a future rate proceeding or rate case. The May 2018 Idaho Tax Reform Settlement Stipulation also provides for the indefinite extension of the October 2014 Idaho Earnings Support and Sharing Settlement Stipulation beyond its termination date of December 31, 2019. Refer to "Regulatory Matters" in this MD&A for more information on the related regulatory proceedings.

•
Regulation of Rates and Cost Recovery: The price that Idaho Power is authorized to charge for its electric and transmission service is a critical factor in determining IDACORP's and Idaho Power's results of operations and financial condition. Those rates are established by state regulatory commissions and the FERC and are intended to allow Idaho Power an opportunity to recover its expenses and earn a reasonable return on investment. Idaho Power focuses on timely recovery of its costs through filings with its regulators, working to put in place innovative regulatory mechanisms, and on the prudent management of expenses and investments. Idaho Power currently has a regulatory settlement stipulation in Idaho that includes provisions for the accelerated amortization of certain tax credits to help achieve a minimum 9.5 percent Idaho ROE. The settlement stipulation also provides for the potential sharing between Idaho Power and customers of Idaho-jurisdictional earnings in excess of specified levels of Idaho ROE. In May 2018, the IPUC approved an Idaho settlement stipulation that provides for the indefinite extension of the current mechanism with the modification of certain terms, which are described in "Regulatory Matters" in this MD&A and in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report. During 2018, Idaho Power will continue to assess the need to file a general rate case to reset base rates, but does not anticipate filing a rate case in the next twelve months.

•
Economic Conditions and Loads: Economic conditions impact consumer demand for energy, revenues, collectability of accounts, the volume of wholesale energy sales, and the need to construct and improve infrastructure, purchase power, and implement programs to meet customer load demands. In recent years, Idaho Power has seen growth in the number of customers in its service area. Over the 12 months ended June 30, 2018, Idaho Power's customer count grew by 2.2 percent. Idaho Power expects its number of customers to continue to increase in the foreseeable future. Employment in Idaho Power's service area grew by approximately 3.2 percent during the twelve months ended June 30, 2018, based on Idaho Department of Labor preliminary June 2018 data. Idaho Power has in recent years supported State of Idaho-coordinated efforts to promote economic development with an emphasis on attracting industrial and commercial customers to its service area.

Idaho Power’s system is dual peaking, with the larger peak demand occurring in the summer. On July 9, 2018, Idaho Power reached its highest system peak demand so far in 2018 of 3,392 MW, which was 30 MW below the all-time system peak demand. The all-time system peak demand was 3,422 MW, set on July 7, 2017.

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

Further, as Idaho Power's hydroelectric facilities comprise nearly one-half of Idaho Power's nameplate generation capacity, precipitation levels impact the mix of Idaho Power's generation resources. When hydroelectric generation is reduced, Idaho Power must rely on more expensive generation sources and purchased power. When favorable hydroelectric generating conditions exist for Idaho Power, they also may exist for other Pacific Northwest hydroelectric facility operators, lowering regional wholesale market prices and impacting the revenue Idaho Power receives from wholesale energy sales of its excess power. Much of the adverse or favorable impact of this volatility is addressed through the Idaho and Oregon power cost adjustment mechanisms. For 2018, Idaho Power expects generation from its hydroelectric resources to be in the range of 8.0 to 9.0 million MWh, compared with 20-year average annual hydroelectric generation of 7.6 million MWh.

•
Rate Base Growth and Infrastructure Investment: As noted above, the rates established by the IPUC and OPUC are determined so as to provide an opportunity for Idaho Power to recover authorized operating expenses and earn a reasonable return on “rate base.” Rate base is generally determined by reference to the original cost (net of accumulated depreciation) of utility plant in service and certain other assets, subject to various adjustments for deferred taxes and other items. Over time, rate base is increased by additions to utility plant in service and reduced by depreciation and retirement of utility plant and write-offs as authorized by the IPUC and OPUC. In recent years, Idaho Power has been pursuing significant enhancements to its utility infrastructure, including major ongoing transmission projects such as the Boardman-to-Hemingway and Gateway West projects, in an effort to ensure an adequate supply of electricity, to provide service to new customers, and to maintain system reliability. Idaho Power's existing hydroelectric and thermal generation facilities also require continuing upgrades and component replacement, and the company is undertaking a significant relicensing effort for the HCC, its largest hydroelectric generation resource. Idaho Power expects to include completed capital projects in its next general rate case or, in circumstances where appropriate, a single-issue rate case for individual projects with a significant capital cost. Depending on the outcome of the regulatory process and items such as the rate of return authorized by the IPUC and OPUC, this growth in rate base has the potential to increase Idaho Power's revenues and earnings.

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

•
Water Management and Relicensing of the Hells Canyon Hydroelectric Project: Because of Idaho Power's reliance on stream flow in the Snake River and its tributaries, Idaho Power participates in numerous proceedings and venues that may affect its water rights, seeking to preserve the long-term availability of its rights for its hydroelectric projects. Also, Idaho Power is involved in renewing its long-term federal license for the HCC, its largest hydroelectric generation source. Given the number of parties involved, Idaho Power's relicensing costs have been and are expected to continue to be substantial. Idaho Power cannot currently determine the ultimate terms of, and costs associated with, any resulting long-term license.

RESULTS OF OPERATIONS

This section of MD&A takes a closer look at the significant factors that affected IDACORP’s and Idaho Power’s earnings during the three and six months ended June 30, 2018. In this analysis, the results for the three and six months ended June 30, 2018, are compared with the same period in 2017.

The table below presents Idaho Power’s energy sales and supply (in thousands of MWh) for the three and six months ended June 30, 2018 and 2017.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Retail energy sales	3,576	3,464	6,822	6,872
Wholesale energy sales	821	751	1,681	1,439
Bundled energy sales	73	85	297	151
Total energy sales	4,470	4,300	8,800	8,462
Hydroelectric generation	2,847	2,815	5,571	5,177
Coal generation	459	505	1,067	1,342
Natural gas and other generation	124	68	228	399
Total system generation	3,430	3,388	6,866	6,918
Purchased power	1,383	1,246	2,572	2,154
Line losses	(343)	(334)	(638)	(610)
Total energy supply	4,470	4,300	8,800	8,462

Sales Volume and Generation: In the second quarter of 2018, retail sales volumes increased 112 thousand MWh, or 3 percent, compared with the second quarter of 2017. During the first six months of 2018, retail sales volumes decreased 50 thousand MWh, or 1 percent, compared with the same period in the prior year. Customer growth increased sales volumes during the three and six months ended June 30, 2018 compared with the same periods in 2017, with the number of Idaho Power's customers growing by 2.2 percent over the prior twelve months. During the second quarter of 2018, usage per irrigation customer was approximately 15 percent higher compared with the same period in 2017. Precipitation in the Idaho Power service area during the three months ended June 30, 2018 was significantly less than in the same period of 2017, which increased usage by irrigation customers. Usage per residential customer was approximately 4 percent and 8 percent lower in the second quarter and the first six months of 2018, respectively, compared with the second quarter and first six months of 2017. The decrease in residential usage was primarily due to more moderate weather during the first six months of 2018 compared with the first six months of 2017, which decreased the use of electricity for heating and cooling purposes. Heating degree-days were 16 percent lower during the six months ended June 30, 2018 compared with the six months ended June 30, 2017, and 13 percent below normal during the six months ended June 30, 2018.

Wholesale energy sales volumes increased 70 thousand MWh, or 9 percent, and 242 thousand MWh, or 17 percent, in the second quarter and first six months of 2018, respectively, compared with the second quarter and first six months of 2017, due primarily to an increase in hydroelectric generation and purchased power resulting in increased energy available for wholesale energy sales. For the second quarter and first six months of 2018, hydroelectric generation comprised 83 percent and 81 percent of Idaho Power's total system generation, respectively, compared with 83 percent and 75 percent, respectively, for the second quarter and first six months of 2017. Generation from Idaho Power's hydroelectric plants increased due to strong reservoir storage attributable to above-normal snowpack from 2017 and near-normal snowpack in 2018.

The financial impacts of fluctuations in wholesale energy sales, purchased power, fuel expense, and other power supply-related expenses are addressed in Idaho Power's Idaho and Oregon power cost adjustment mechanisms, which are described later in this MD&A.

Operating Revenues

Retail Revenues: The table below presents Idaho Power’s retail revenues (in thousands) and MWh sales volumes (in thousands) for the three and six months ended June 30, 2018 and 2017, and the number of customers as of June 30, 2018 and 2017.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Retail revenues:
Residential (includes $5,508, $3,205, $19,052 and $8,331, respectively, related to the FCA(1))	$109,155	$112,534	$255,838	$264,689
Commercial (includes $291, $276, $652 and $387, respectively, related to the FCA(1))	76,965	78,982	151,191	153,260
Industrial	48,868	49,766	94,660	95,224
Irrigation	65,065	56,068	65,471	56,993
Deferred revenue related to HCC relicensing AFUDC(2)	(1,462)	(2,349)	(4,046)	(4,933)
Total retail revenues	$298,591	$295,001	$563,114	$565,233
Volume of retail sales (MWh)
Residential	1,036	1,057	2,439	2,597
Commercial	969	952	1,970	1,980
Industrial	815	811	1,648	1,641
Irrigation	756	644	765	654
Total retail MWh sales	3,576	3,464	6,822	6,872
Number of retail customers at period end
Residential	458,448	448,159
Commercial	71,074	69,818
Industrial	116	121
Irrigation	21,165	20,886
Total customers	550,803	538,984
(1) The FCA mechanism is an alternative revenue program and does not represent revenue from contracts with customers.
(2) As part of its January 30, 2009 general rate case order, the IPUC is allowing Idaho Power to recover a portion of the allowance for funds used during construction (AFUDC) on construction work in progress related to the HCC relicensing process, even though the relicensing process is not yet complete and the costs have not been moved to electric plant in service. Idaho Power is collecting approximately $8.8 million annually in the Idaho jurisdiction but is deferring revenue recognition of the amounts collected until the license is issued and the accumulated license costs approved for recovery are placed in service. Prior to the May 2018 Idaho Tax Reform Settlement Stipulation described in Note 3 - "Regulatory Matters," Idaho Power was collecting $10.7 million annually.

Changes in rates, changes in customer demand, and changes in FCA mechanism revenues are the primary reasons for fluctuations in retail revenues from period to period. The primary influences on customer demand for electricity are weather and economic conditions. Extreme temperatures increase sales to customers who use electricity for cooling and heating, while moderate temperatures decrease sales. Precipitation levels and the timing of precipitation during the agricultural growing season also affect sales to customers who use electricity to operate irrigation pumps. Rates are also seasonally adjusted, providing for higher rates during peak load periods, and residential customer rates are tiered, providing for higher rates based on higher levels of usage. The seasonal and tiered rate structures contribute to seasonal fluctuations in revenues and earnings. For purposes of illustration, Boise, Idaho weather-related information for the three and six months ended June 30, 2018 and 2017, is presented in the table that follows.

	Three months ended June 30,			Six months ended June 30,
	2018	2017	Normal	2018	2017	Normal (2)
Heating degree-days(1)	486	720	719	2,783	3,311	3,199
Cooling degree-days(1)	192	233	183	192	233	183
Precipitation (inches)	3.1	4.2	3.3	6.9	11.2	6.9
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

Retail revenues increased $3.6 million during the second quarter of 2018, but decreased $2.1 million during the first six months of 2018, compared with the same periods in 2017. The factors affecting retail revenues during the period are discussed below.

•
Rates: Rate changes, including the revenue accruals provided for in the 2017 Valmy Plant settlement stipulations and the revenue reductions due to the settlement stipulations related to recent income tax reform, decreased retail revenues by $7.3 million and $6.6 million for the three and six months ended June 30, 2018, respectively, compared with the same periods in 2017. In the second quarter of 2017, the IPUC and OPUC each approved settlement stipulations related to Idaho Power’s plan to end its participation in coal-fired operations at the Valmy Plant by the end of 2025. The Valmy Plant settlement stipulations provided for an accrual of six months of the increase in retail revenues, depreciation expense, and associated income tax expenses in the second quarter of 2017, resulting in a decrease in these items in the second quarter of 2018 compared with the same period in 2017. As a direct result of settlement stipulations approved by the IPUC and OPUC during the second quarter of 2018 relating to income tax reform, Idaho Power's revenues decreased in the second quarter of 2018. Also, more moderate winter and spring temperatures in the first half of 2018 compared with the first half of 2017 led to a lower proportion of residential sales in higher rate categories under Idaho Power's tiered rate structure in the first half of 2018. The customer rates include collection of amounts related to the PCA mechanism, which decreased revenue $0.8 million in the three months ended June 30, 2018, but increased revenue $2.5 million in the six months ended June 30, 2018, compared with the first three and six months of 2017. The collection of amounts related to the PCA mechanism in rates has no effect on operating income as a corresponding amount is recorded as expense in the same period it is collected through rates.

•	Customers: Continued customer growth increased retail revenues $2.2 million and $5.6 million in the first three and six months of 2018, respectively, compared with the same periods in 2017.

•
Usage: Higher usage (on a per customer basis), primarily by irrigation customers, increased retail revenues by $6.3 million during the second quarter of 2018 when compared with the second quarter of 2017. Increased usage was primarily the result of lower precipitation in the Idaho Power service area during the second quarter of 2018 compared with the second quarter of 2017, which led to increased usage by irrigation customers. For the six months ended June 30, 2018, a 15 percent increase in usage per irrigation customer was more than offset by an 8 percent decrease in usage per residential customer, compared with the same period in 2017, resulting in a decrease in retail revenues of $12.0 million. Decreased usage per residential customer was primarily the result of more moderate winter and spring temperatures in Idaho Power's service area, which led to decreased usage by residential customers for heating and cooling. Heating degree-days were 16 percent lower during the first half of 2018 compared with the first half of 2017.

•
FCA Revenue: The FCA mechanism adjusts revenue each year to accrue, or defer, the difference between the authorized fixed-cost recovery amount per customer and the actual fixed costs per customer recovered by Idaho Power through volume-based rates during the year. Lower usage (on a per customer basis) by residential and small general service customers during the three and six months ended June 30, 2018 increased the amount of FCA revenue accrued by $2.3 million and $11.0 million, respectively, compared with the same periods in 2017.

Wholesale Energy Sales: Wholesale energy sales consist primarily of long-term sales contracts, opportunity sales of surplus system energy, and sales into the Western EIM, and do not include derivative transactions. The table below presents Idaho Power’s wholesale energy sales for the three and six months ended June 30, 2018 and 2017 (in thousands, except for per MWh amounts).

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Wholesale energy revenues	$10,214	$6,003	$24,283	$13,967
Wholesale MWh sold	821	751	1,681	1,439
Wholesale energy revenues per MWh	$12.44	$7.99	$14.45	$9.71

In the first three and six months of 2018, wholesale energy revenue increased by $4.2 million, or 70 percent, and $10.3 million, or 74 percent, respectively, compared with the same periods of 2017. The average price of wholesale energy sales was 56 percent and 49 percent higher for the three and six months ended June 30, 2018, respectively, compared with the same periods of 2017. Wholesale energy sales volumes increased 9 percent and 17 percent in the first three and six months of 2018, respectively, compared with the same periods of 2017, as generation from Idaho Power's hydroelectric plants increased due to strong reservoir storage attributable to above-normal snowpack from 2017 and near-normal snowpack in 2018. The increase in hydroelectric generation resulted in additional energy available for wholesale sales in the first three and six months of 2018 compared with the same periods of 2017. The increase in wholesale energy sales volumes was also due to transactions in the Western EIM, which commenced in April 2018.

Transmission Services (Wheeling) Revenues: Revenue from transmission services increased $1.2 million and $3.8 million during the first three and six months of 2018, respectively, compared with the same periods of 2017, largely due to Idaho Power's OATT rates that increased in October 2017.

Energy Efficiency Program Revenues: In both Idaho and Oregon, energy efficiency riders fund energy efficiency program expenditures. Expenditures funded through the riders are reported as an operating expense with an equal amount recorded in revenues, resulting in no net impact on earnings. The cumulative variance between expenditures and amounts collected through the rider is recorded as a regulatory asset or liability. A liability balance indicates that Idaho Power has collected more than it has spent and an asset balance indicates that Idaho Power has spent more than it has collected. At June 30, 2018, Idaho Power's energy efficiency rider balances were a $2.6 million regulatory liability in the Idaho jurisdiction and a $6.5 million regulatory asset in the Oregon jurisdiction.

Operating Expenses

Purchased Power: The table below presents Idaho Power’s purchased power expenses and volumes for the three and six months ended June 30, 2018 and 2017 (in thousands, except for per MWh amounts).

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Expense
PURPA contracts	$47,867	$46,397	$89,805	$77,237
Other purchased power (including wheeling)	15,113	15,109	35,103	33,385
Total purchased power expense	$62,980	$61,506	$124,908	$110,622
MWh purchased
PURPA contracts	908	916	1,619	1,435
Other purchased power	475	330	953	719
Total MWh purchased	1,383	1,246	2,572	2,154
Cost per MWh from PURPA contracts	$52.72	$50.65	$55.47	$53.82
Cost per MWh from other sources	$31.82	$45.78	$36.83	$46.43
Weighted average - all sources	$45.54	$49.36	$48.56	$51.36

Purchased power expense increased $1.5 million, or 2 percent, and $14.3 million, or 13 percent, in the first three and six months of 2018, respectively, compared with the same periods of 2017. The increase for the first six months of 2018 was primarily due to an increase of 13 percent in MWh purchased from generation projects under PURPA contracts, offset partially by decreases in costs per MWh of other purchased power.

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

Fuel Expense: The table below presents Idaho Power’s fuel expenses and thermal generation for the three and six months ended June 30, 2018 and 2017 (in thousands, except for per MWh amounts).

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Expense
Coal	$18,092	$16,638	$41,373	$44,494
Natural gas(1)	3,423	3,778	7,877	12,174
Total fuel expense	$21,515	$20,416	$49,250	$56,668
MWh generated
Coal	459	505	1,067	1,342
Natural gas(1)	124	68	228	399
Total MWh generated	583	573	1,295	1,741
Cost per MWh - Coal	$39.42	$32.95	$38.78	$33.15
Cost per MWh - Natural gas	$27.60	$55.56	$34.55	$30.51
Weighted average, all sources	$36.90	$35.63	$38.03	$32.55
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

Fuel expense increased $1.1 million, or 5 percent, in the second quarter of 2018, but decreased $7.4 million, or 13 percent, in the first six months of 2018, compared with the same periods of 2017. The increase in the second quarter of 2018 compared with the second quarter of 2017 was due to an increase in the prices of coal purchased from BCC. BCC shipped fewer tons to the Jim Bridger plant, which resulted in a higher price per ton as fixed costs were spread over fewer tons. The decrease in the first half of 2018 compared with 2017 was primarily due to increased output from Idaho Power's hydroelectric plants, which reduced utilization of gas and coal generation. Generation from the hydroelectric plants increased 1 percent and 8 percent during the first three and six months of 2018, respectively, compared with the same periods of 2017. Generation from Idaho Power's hydroelectric plants increased due to strong reservoir storage attributable to above-normal snowpack from 2017 and near-normal snowpack in 2018.

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

The table that follows presents the components of the Idaho and Oregon power cost adjustment mechanisms for the three and six months ended June 30, 2018 and 2017 (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Idaho power supply cost accrual	$16,353	$7,981	$33,899	$21,844
Amortization of prior year authorized balances	3,610	8,761	11,602	18,385
Total power cost adjustment expense	$19,963	$16,742	$45,501	$40,229

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

Other O&M Expenses: Other O&M expenses increased $5.6 million, or 6 percent, and $4.7 million, or 3 percent, in the first three and six months of 2018, respectively, compared with the same periods of 2017. Transmission and distribution asset maintenance expense increased $0.9 million and $2.0 million in the first three and six months of 2018, respectively, compared with the same periods in 2017, primarily due to higher maintenance service costs. As provided by the settlement stipulation approved by the IPUC related to recent income tax reform, O&M expenses in the second quarter of 2018 also included $1.1 million of non-cash amortization expense of regulatory deferrals that would otherwise be a future liability of Idaho customers. Labor and benefit costs increased $3.1 million and $1.7 million in the second quarter and first six months of 2018, respectively, primarily related to the timing of accruals for variable employee-related costs which resulted in earlier recognition of expense compared with the same periods of 2017.

Income Taxes

IDACORP's and Idaho Power's income tax expense for the six months ended June 30, 2018, when compared with the same period in 2017, decreased $13.1 million and $12.9 million, respectively, primarily due to lower statutory tax rates and a $1.3 million flow-through income tax benefit related to the tax deduction for bond redemption costs incurred in the second quarter of 2018. The lower statutory tax rates were the result of the Tax Cuts and Jobs Act, which reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent, and Idaho House Bill 463, which lowered the Idaho state corporate income tax rate from 7.4 percent to 6.925 percent. The new tax rates were effective on January 1, 2018. For information relating to IDACORP's and Idaho Power's computation of income tax expense and estimated annual effective tax rate, see Note 2 - "Income Taxes" to the condensed consolidated financial statements included in this report.

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

Idaho Power funds its liquidity needs for capital expenditures through cash flows from operations, debt offerings, commercial paper markets, credit facilities, and capital contributions from IDACORP. Idaho Power periodically files for rate adjustments for recovery of operating costs and capital investments to provide the opportunity to align Idaho Power's earned returns with those allowed by regulators. Idaho Power uses operating and capital budgets to control operating costs and capital expenditures. During the first six months of 2018, Idaho Power continued its efforts to optimize operations, control costs, and generate operating cash inflows to meet operating expenditures, contribute to capital expenditure requirements, and pay dividends to shareholders.

As of July 27, 2018, IDACORP's and Idaho Power's access to debt, equity, and credit arrangements included:

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

In March 2018, Idaho Power issued $220 million in principal amount of 4.20% first mortgage bonds, Series K, maturing on March 1, 2048. In April 2018, Idaho Power redeemed, prior to maturity, its $130 million in principal amount of 4.50% first mortgage bonds, medium-term notes due March 2020. In accordance with the redemption provisions of the original terms of the notes, the redemption included payment by Idaho Power of a make-whole premium of $4.6 million. Idaho Power used a portion of the net proceeds of the March 2018 sale of first mortgage bonds, medium-term notes to effect the redemption.

Based on planned capital expenditures and O&M expenses, the companies believe they will be able to meet capital and debt service requirements and fund corporate expenses during at least the next twelve months with a combination of existing cash, operating cash flows generated by Idaho Power's utility business, availability under existing credit facilities, and access to commercial paper and long-term debt markets.

IDACORP and Idaho Power seek to maintain capital structures of approximately 50 percent debt and 50 percent equity, and maintaining this ratio influences IDACORP's and Idaho Power's debt and equity issuance decisions. As of June 30, 2018, IDACORP's and Idaho Power's capital structures, as calculated for purposes of applicable debt covenants, were as follows:

	IDACORP	Idaho Power
Debt	44%	46%
Equity	56%	54%

IDACORP and Idaho Power generally maintain their cash and cash equivalents in highly liquid investments, such as U.S. Treasury Bills, money market funds, and bank deposits.

Operating Cash Flows

IDACORP’s and Idaho Power’s operating cash inflows for the six months ended June 30, 2018, were $196 million and $191 million, respectively, an increase of $7 million and a decrease of $10 million, respectively, compared with the same period in 2017. Significant items that affected the comparability of the companies' operating cash flows in the first six months of 2018 compared with the same period in 2017 were as follows:

•	net income increased $16 million, for the reasons described in "Results of Operations" above in this MD&A;

•	changes in deferred taxes and in taxes accrued and receivable combined to decrease cash flows by $12 million and increase by $8 million at IDACORP and Idaho Power, respectively;

•	Idaho Power made $25 million of benefit plan contributions during the first six months of 2018, while it made contributions of $4 million for the same period in 2017; and

•	changes in working capital balances due primarily to timing, including fluctuations in accounts receivable, other current assets, and accounts payable, as follows:

◦
timing of collections of accounts receivable balances increased operating cash flows by $8 million for IDACORP and Idaho Power. For IDACORP, the increase was offset by IDACORP's collection in 2017 of $8 million from a legal settlement; and

◦
timing of accounts payable payments increased operating cash flows by $18 million for IDACORP and decreased operating cash flows by $26 million for Idaho Power (the difference relates to a $44 million payable from Idaho Power to IDACORP relating to estimated income tax payments).

Investing Cash Flows

Investing activities consist primarily of capital expenditures related to new construction and improvements to Idaho Power’s generation, transmission, and distribution facilities. IDACORP’s and Idaho Power’s net investing cash outflows for the six months ended June 30, 2018, were $109 million. Investing cash outflows for 2018 and 2017 were primarily for construction of utility infrastructure needed to address Idaho Power’s aging plant and equipment, customer growth, and environmental and regulatory compliance requirements. During the six months ended June 30, 2018, Idaho Power received $20 million in payments from transmission project co-participants pursuant to the terms of the joint funding arrangements for their share of costs.

Financing Cash Flows

Financing activities provide supplemental cash for both day-to-day operations and capital requirements, as needed. Idaho Power funds liquidity needs for capital investment, working capital, managing commodity price risk, and other financial commitments through cash flows from operations, debt offerings, commercial paper markets, credit facilities, and capital contributions from IDACORP. IDACORP funds its cash requirements, such as payment of taxes, capital contributions to Idaho Power, and non-utility expenses allocated to IDACORP, through cash flows from operations, commercial paper markets, sales of common stock, and credit facilities.

IDACORP's and Idaho Power's net financing cash inflows for the six months ended June 30, 2018 were $19 million and $23 million, respectively. In March 2018, Idaho Power issued $220 million in first mortgage bonds. In April 2018, Idaho Power redeemed, prior to maturity, $130 million in principal amount of 4.50% first mortgage bonds, medium-term notes due March 2020. In accordance with the redemption provisions of the original terms of the notes, the redemption included payment by Idaho Power of a make-whole premium of $4.6 million. Idaho Power also expects to receive an incremental net benefit to net income as a result of the lower interest rate of the notes issued in March 2018 compared to the interest rate associated with the redeemed notes. Financing cash flows also included the payment of $60 million of dividends on common stock during the first six months of 2018.

Financing Programs and Available Liquidity

IDACORP Equity Programs: In recent years, IDACORP has entered into sales agency agreements under which IDACORP could offer and sell shares of its common stock from time to time through a third-party agent. The most recent sales agency agreement terminated in May 2016. In May 2016, IDACORP filed a shelf registration statement with the SEC, which became effective upon filing, for the potential offer and sale of an unspecified amount of shares of common stock. IDACORP has no current plans to issue equity securities other than under its equity compensation plans during 2018, and as of the date of this report, IDACORP has not pursued the execution of a new sales agency agreement.

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

The Indenture limits the amount of first mortgage bonds at any one time outstanding to $2.5 billion, and as a result, the maximum amount of additional first mortgage bonds Idaho Power could issue as of June 30, 2018 was limited to approximately $669 million. Separately, the Indenture also limits the amount of additional first mortgage bonds that Idaho Power may issue to the sum of (a) the principal amount of retired first mortgage bonds and (b) 60 percent of total unfunded property additions, as defined in the Indenture. As of June 30, 2018, Idaho Power could issue approximately $1.8 billion of additional first mortgage bonds based on retired first mortgage bonds and total unfunded property additions.

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

Each facility contains a covenant requiring each company to maintain a leverage ratio of consolidated indebtedness to consolidated total capitalization equal to or less than 65 percent as of the end of each fiscal quarter. In determining the leverage ratio, "consolidated indebtedness" broadly includes all indebtedness of the respective borrower and its subsidiaries, including, in some instances, indebtedness evidenced by certain hybrid securities (as defined in the credit agreement). "Consolidated total capitalization" is calculated as the sum of all consolidated indebtedness, consolidated stockholders' equity of the borrower and its subsidiaries, and the aggregate value of outstanding hybrid securities. At June 30, 2018, the leverage ratios for IDACORP and Idaho Power were 44 percent and 46 percent, respectively. IDACORP's and Idaho Power's ability to utilize the credit facilities is conditioned upon their continued compliance with the leverage ratio covenants included in the credit facilities. There are additional covenants, subject to exceptions, that prohibit certain mergers, acquisitions, and investments, restrict the creation of certain liens, and prohibit entering into any agreements restricting dividend payments from any material subsidiary.

At June 30, 2018, IDACORP and Idaho Power believed they were in compliance with all facility covenants. Further, IDACORP and Idaho Power do not believe they will be in violation or breach of their respective debt covenants during 2018.

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

Available Short-Term Borrowing Liquidity

The table below outlines available short-term borrowing liquidity as of the dates specified (in thousands).

	June 30, 2018		December 31, 2017
	IDACORP(2)	Idaho Power	IDACORP(2)	Idaho Power
Revolving credit facility	$100,000	$300,000	$100,000	$300,000
Commercial paper outstanding	—	—	—	—
Identified for other use(1)	—	(24,245)	—	(24,245)
Net balance available	$100,000	$275,755	$100,000	$275,755
(1) Port of Morrow and American Falls bonds that Idaho Power could be required to purchase prior to maturity under the optional or mandatory purchase provisions of the bonds, if the remarketing agent for the bonds is unable to sell the bonds to third parties.
(2) Holding company only.

At July 27, 2018, IDACORP had no loans outstanding under its credit facilities and had no commercial paper outstanding. Idaho Power had no loans outstanding under its credit facilities and no commercial paper outstanding. During the three and six months ended June 30, 2018, no short-term commercial paper was borrowed at IDACORP or Idaho Power.

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

Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties. As of June 30, 2018, Idaho Power had posted $0.8 million of performance assurance collateral related to these contracts. Should Idaho Power experience a reduction in its credit rating on its unsecured debt to below investment grade, Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral, and counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions. Based upon Idaho Power’s current energy and fuel portfolio and market conditions as of June 30, 2018, the amount of additional collateral that could be requested upon a downgrade to below investment grade is approximately $4.2 million. To minimize capital requirements, Idaho Power actively monitors its portfolio exposure and the potential exposure to additional requests for performance assurance collateral through sensitivity analysis.

Capital Requirements

Idaho Power's construction expenditures, excluding AFUDC, were $129 million during the six months ended June 30, 2018. The table below presents Idaho Power's expected cash requirements for construction, excluding AFUDC, for 2018 (including amounts incurred to-date) through 2022 (in millions).

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

Approximately $97 million, including AFUDC, has been expended on the Boardman-to-Hemingway project through June 30, 2018. Pursuant to the terms of the joint funding arrangements, Idaho Power has received approximately $69 million as of June 30, 2018, including $20 million received in 2018, due from project co-participants for their share of costs. As of the date of this report, no material co-participant reimbursements are outstanding. Joint permitting participants are obligated to reimburse Idaho Power for their share of any future project permitting expenditures incurred by Idaho Power.

The permitting phase of the Boardman-to-Hemingway project is subject to federal review and approval by the U.S. Bureau of Land Management (BLM), the U.S. Forest Service, the Department of the Navy, and certain other federal agencies. The BLM issued its record of decision for the project in November 2017. The U.S. Forest Service released its draft record of decision in June 2018 for the 6.8 miles across National Forest lands consistent with the preferred route in the BLM's final environmental impact statement. Idaho Power expects the Department of the Navy to issue its decision in 2018. In the separate Oregon state permitting process, in June 2017, Idaho Power submitted its amended preliminary application for site certificate and expects the Oregon Department of Energy to issue a draft proposed order on the application in 2018. Given the status of ongoing permitting activities and the construction period, Idaho Power expects the in-service date for the transmission line to be in 2025 or beyond.

Gateway West Transmission Line: Idaho Power and PacifiCorp are pursuing the joint development of the Gateway West project, a 500-kV transmission project between a station located near Douglas, Wyoming and the Hemingway station located near Boise, Idaho. Idaho Power and PacifiCorp have a joint funding agreement for permitting of the project. Idaho Power has expended approximately $37 million, including AFUDC, for its share of the permitting phase of the project through June 30, 2018. As of the date of this report, Idaho Power estimates the total cost for its share of the project (including both permitting and construction) to be between $250 million and $450 million, including AFUDC.

The permitting phase of the Gateway West project is subject to review and approval of the BLM. The BLM released its record of decision in November 2013 for eight of the ten transmission line segments. In May 2017, a federal bill was signed into law that issued a right-of-way for certain portions of the remaining Gateway West segments. In April 2018, the BLM published its record of decision for the outstanding portions of the remaining segments. Idaho Power and PacifiCorp continue to coordinate the timing of next steps to best meet customer and system needs.

Defined Benefit Pension Plan Contributions

Idaho Power has no minimum contribution requirement to its defined benefit pension plan in 2018; however, Idaho Power contributed $20 million to the plan during the first six months of 2018. Depending on market conditions and cash flow considerations during the remainder of 2018, Idaho Power may contribute up to an additional $20 million to the pension plan during 2018. Idaho Power's contributions are made in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions and to mitigate the cost of being in an underfunded position. The primary impact of pension contributions is on the timing of cash flows, as the timing of cost recovery lags behind contributions.

Contractual Obligations

During the six months ended June 30, 2018, IDACORP's and Idaho Power's contractual obligations, outside the ordinary course of business, did not change materially from the amounts disclosed in their Annual Report on Form 10-K for the year ended December 31, 2017, except that Idaho Power entered into power purchase agreements with solar and biomass PURPA-qualifying facilities that increased Idaho Power's contractual payment obligations by approximately $51 million over the 20-year terms of the contracts.

Off-Balance Sheet Arrangements

IDACORP's and Idaho Power's off-balance sheet arrangements have not changed materially from those reported in MD&A in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2017.

REGULATORY MATTERS

Introduction

Idaho Power's development of regulatory filings takes into consideration short-term and long-term needs for rate relief and involves several factors that can affect the timing of rate filings. These factors include, among others, the in-service dates of major capital investments, the timing and magnitude of changes in major revenue and expense items, and customer growth rates. Idaho Power's most recent general rate cases in Idaho and Oregon were filed during 2011, and Idaho Power filed a large single-issue rate case for the Langley Gulch power plant in Idaho and Oregon in 2012. These significant rate cases resulted in the resetting of base rates in both Idaho and Oregon during 2012. Idaho Power also reset its base-rate power supply expenses in the Idaho jurisdiction for purposes of updating the collection of costs through retail rates in 2014 but without a resulting net increase in rates. Between general rate cases, Idaho Power relies upon customer growth, power cost adjustment mechanisms, tariff riders, and other mechanisms to mitigate the impact of regulatory lag, which refers to the period of time between making an investment or incurring an expense and recovering that investment or expense and earning a return. Management's regulatory focus in recent years has been largely on regulatory settlement stipulations and the design of rate mechanisms. Idaho Power continues to assess the need and timing of filing a general rate case in its two retail jurisdictions, based on its consideration of factors such as those described above, but does not anticipate filing a general rate case in the next twelve months.

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

Notable Rate Changes During 2018

During 2018, Idaho Power received orders authorizing the rate changes summarized in the table below.

Description	Status	Estimated Rate Impact(1)	Notes
Power Cost Adjustment Mechanism - Idaho	New PCA rate became effective June 1, 2018	$22.6 million PCA decrease for the period from June 1, 2018 to May 31, 2019
The potential revenue impact of rate increases and decreases associated with the Idaho PCA mechanism is largely offset by associated increases and decreases in actual power supply costs and amortization of deferred power supply costs.

Fixed Cost Adjustment Mechanism - Idaho	New FCA rate became effective June 1, 2018	$19.4 million FCA decrease for the period from June 1, 2018 to May 31, 2019
The FCA is designed to remove a portion of Idaho Power’s financial disincentive to invest in energy efficiency programs by partially separating (or decoupling) the recovery of fixed costs from the volumetric kilowatt-hour charge and instead linking it to a set amount per customer.

Tax Cuts and Jobs Act Settlement Stipulation - Idaho	New base rate became effective June 1, 2018	On an annual basis, $18.7 million reduction of customer base rates, commencing on June 1, 2018	See "Income Tax Reform - Impact and Regulatory Treatment" below for more information.
Tax Cuts and Jobs Act Settlement Stipulation - Idaho	New PCA rate became effective June 1, 2018	One-time benefit of a $7.8 million decrease to be provided through PCA mechanism rates for the period from June 1, 2018 through May 31, 2019
For the income tax benefits accrued from January 1, 2018 to May 31, 2018, and the income tax benefits related to Idaho Power's OATT. See "Income Tax Reform - Impact and Regulatory Treatment" below for more information.

(1) The annual amount collected in rates is typically not recovered on a straight-line basis (i.e., 1/12th per month), and is instead recovered in proportion to retail sales volumes.

Customer-Owned Generation Filing

In July 2017, Idaho Power filed an application with the IPUC related to customers who install their own on-site generation, seeking the creation of two new classes of customers, with no request to change pricing or compensation. In May 2018, the IPUC issued an order authorizing the creation of the new customer classes. In that order, the IPUC also stated its intent to open an Idaho Power-specific docket to comprehensively study on-site generation and ordered Idaho Power to file a study with the IPUC exploring fixed-cost recovery prior to its next general rate case. In June 2018, the IPUC issued an order requiring further investigation to resolve eligibility issues for the new customer classes.

Idaho Earnings Support and Sharing from Idaho Settlement Stipulation

In October 2014, the IPUC issued an order (October 2014 Idaho Earnings Support and Sharing Settlement Stipulation) approving an extension, with modifications, of the terms of a December 2011 Idaho settlement stipulation for the period from 2015 through 2019, or until the terms are otherwise modified or terminated by order of the IPUC or the full $45 million of additional ADITC amortization contemplated by the settlement stipulation has been amortized. The more specific terms and conditions of the October 2014 Idaho Earnings Support and Sharing Settlement Stipulation are described in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report. IDACORP and Idaho Power believe that the terms allowing additional amortization of ADITC in the October 2014 Idaho Earnings Support and Sharing Settlement Stipulation provide the companies with a greater degree of earnings stability than would be possible without the terms of the stipulation in effect.

Under the October 2014 Idaho Earnings Support and Sharing Settlement Stipulation, during the second quarter of 2018, Idaho Power reversed the $0.5 million of additional ADITC amortization recorded during the first quarter of 2018, based on Idaho Power's then-current estimate of return on year-end equity in the Idaho jurisdiction (Idaho ROE) for the full-year 2018. During the second quarter of 2017, Idaho Power reversed $1.9 million of additional ADITC amortization recorded during the first quarter of 2017, as actual financial results exceeded Idaho Power's early estimates.

Income Tax Reform - Impact and Regulatory Treatment

In December 2017, the Tax Cuts and Jobs Act was signed into law, which, among other things, lowered the corporate federal income tax rate from 35 percent to 21 percent and modified or eliminated certain federal income tax deductions for corporations. In March 2018, Idaho House Bill 463 was signed into law reducing the Idaho state corporate income tax rate from 7.4 percent to 6.925 percent. In January 2018, the IPUC issued an order requiring utilities within its jurisdiction, including Idaho Power, to (1) record a regulatory liability for the estimated Idaho-jurisdictional share of financial benefits after January 1, 2018, from the changes in federal income tax law under the Tax Cuts and Jobs Act, and (2) file a report with the IPUC by March 30, 2018, identifying and quantifying the financial impact of the income tax changes on the utility, along with proposed tariff schedule changes that would adjust the utility's rates to reflect the utility's modified federal tax obligations under the Tax Cuts and Jobs Act. The IPUC order required Idaho Power to estimate the income tax reform changes by comparing actual 2017 federal income tax components with what those federal income tax components would have been if the Tax Cuts and Jobs Act had been effective for the full year of 2017.

In March 2018, Idaho Power made a filing with the IPUC providing the results of its pro forma analysis indicating pro forma annual income tax reform expense reductions, composed of a current income tax expense reduction and a deferred income tax expense reduction. In May 2018, the IPUC issued an order approving a settlement stipulation (May 2018 Idaho Tax Reform Settlement Stipulation) related to income tax reform. Beginning June 1, 2018, the settlement stipulation provides an annual (a) $18.7 million reduction to Idaho customer base rates and (b) $7.4 million amortization of existing regulatory deferrals for specified items or future amortization of other existing or future unspecified regulatory deferrals that would otherwise be a future liability recoverable from Idaho customers. Additionally, a one-time benefit of a $7.8 million rate reduction is being provided to Idaho customers through PCA mechanism rates for the period from June 1, 2018 through May 31, 2019, for the income tax reform benefits accrued from January 1, 2018 to May 31, 2018, and the income tax reform benefits related to Idaho Power's OATT. The amount provided via the PCA mechanism will decrease to $2.7 million on June 1, 2019, for income tax reform benefits related to Idaho Power's OATT and will cease on June 1, 2020, to reflect the impact of a full year of reduced OATT third-party transmission revenues.

The May 2018 Idaho Tax Reform Settlement Stipulation provides for the extension of the October 2014 Idaho Earnings Support and Sharing Settlement Stipulation described above beyond the initial termination date of December 31, 2019, with modified terms related to the ADITC and revenue sharing mechanism to become effective beginning January 1, 2020. Neither the October 2014 Idaho Earnings Support and Sharing Settlement Stipulation nor the May 2018 Idaho Tax Reform Settlement Stipulation impose a moratorium on Idaho Power filing a general rate case or other form of rate proceeding in Idaho during their respective terms.

Also in May 2018, the OPUC issued an order approving a settlement stipulation that provides for an annual $1.5 million reduction to Oregon customer base rates beginning June 1, 2018, through May 31, 2020, related to income tax reform. Unless resolved in a regulatory proceeding before, the settlement stipulation requires Idaho Power to file a deferral request with the

OPUC by December 31, 2019, to begin tracking tax reform benefits beginning January 1, 2020, at which time Idaho Power, the OPUC staff, and other interested parties will discuss the methodology to quantify potential future tax reform benefits. The settlement stipulation also deemed prudent Idaho Power's decision to pursue the end of its participation in coal-fired operations of Unit 1 at Idaho Power's jointly-owned North Valmy coal-fired plant and approved Idaho Power's request to recover $2.5 million of annual incremental accelerated depreciation relating to Unit 1, beginning June 1, 2018 and ending December 31, 2019.

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

The table that follows summarizes the change in deferred net power supply costs during the six months ended June 30, 2018 (in thousands).

	Idaho	Oregon	Total
Deferred net power supply costs at December 31, 2017	$(2,201)	$(105)	$(2,306)
Current period net power supply costs accrued	(33,227)	—	(33,227)
Prior amounts recovered through rates	(6,402)	—	(6,402)
Tax reform revenue accrual transferred to Idaho PCA mechanism	(4,244)	—	(4,244)
SO2 allowance and renewable energy certificate sales	(2,263)	(93)	(2,356)
Interest and other	(82)	4	(78)
Deferred net power supply costs at June 30, 2018	$(48,419)	$(194)	$(48,613)

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

Open Access Transmission Tariff Draft Posting
Idaho Power uses a formula rate for transmission service provided under its OATT, which allows transmission rates to be updated annually based primarily on financial and operational data Idaho Power files with the FERC. In June 2018, Idaho Power publicly posted its 2018 draft transmission rate, reflecting a transmission rate of $31.26 per "kW-year," to be effective for the period from October 1, 2018 to September 30, 2019. A "kW-year" is a unit of electrical capacity equivalent to 1 kilowatt of power used for 8,760 hours. Idaho Power's draft rate was based on a net annual transmission revenue requirement of $123.1 million. The existing OATT rate in effect from October 1, 2017 to September 30, 2018, is $34.90 per kW-year based on a net annual transmission revenue requirement of $130.4 million. The decrease in the OATT rate is largely attributable to an increase in short-term firm and non-firm transmission revenues in 2017, which serves as an offset to the transmission revenue requirement.

Western Energy Imbalance Market Costs
Idaho Power's participation in the Western EIM commenced on April 4, 2018. The Western EIM is intended to reduce the power supply costs to serve customers through more efficient dispatch within the hour of a larger and more diverse pool of resources, to integrate intermittent power from renewable generation sources more effectively, and to enhance reliability. In August 2016, Idaho Power filed an application with the IPUC requesting specified regulatory accounting treatment associated with its participation in the Western EIM. In January 2017, the IPUC issued an order authorizing deferral accounting treatment for costs associated with joining the Western EIM. Idaho Power deferred $1.0 million of incremental other O&M costs incurred through

April 1, 2018. In November 2017, Idaho Power filed an application with the IPUC requesting approval to establish an interim method of recovery for Western EIM-related costs. In July 2018, the IPUC issued an order approving a settlement stipulation that provides for a recovery mechanism administered through Idaho Power's PCA mechanism. For more information on the order and its impact on financial results, see Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report.

Renewable and Other Energy Contracts

Idaho Power has contracts for the purchase of electricity produced by third-party owned generation facilities, most of which produce energy with the use of renewable generation sources such as wind, solar, biomass, small hydroelectric and geothermal. The majority of these contracts are entered into as mandatory purchases under PURPA. As of June 30, 2018, Idaho Power had contracts to purchase energy from 128 on-line PURPA projects. An additional three contracts are with non-PURPA projects, including the Elkhorn Valley wind project with a 101-MW nameplate capacity. The following table sets forth, as of June 30, 2018, the resource type and nameplate capacity of Idaho Power's signed agreements for power purchases from PURPA and non-PURPA generating facilities. These agreements have original contract terms ranging from one to 35 years.

Resource Type	Total On-line mega-watts (MW)	Under Contract but not yet On-line (MW)	Total Projects under Contract (MW)
PURPA:
Wind	627	—	627
Solar	290	27	317
Hydroelectric	147	2	149
Other	56	—	56
Total	1,120	29	1,149
Non-PURPA:
Wind	101	—	101
Geothermal	35	—	35
Total	136	—	136

Of the six projects not yet on-line, one hydroelectric project and five solar projects are scheduled to be on-line in 2019.

Relicensing of Hydroelectric Projects

In connection with Idaho Power's efforts to relicense the HCC, Idaho Power's largest hydroelectric complex and a major relicensing effort, as described in more detail in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2017, in Part II, Item 7 - "Regulatory Matters," Idaho Power has filed water quality certification applications, required under Section 401 of the Clean Water Act (CWA), with the states of Idaho and Oregon requesting that each state certify that any discharges from the project comply with applicable state water quality standards. Section 401 of the CWA requires that a state either approve or deny a Section 401 water quality certification application within one year of the filing of the application or the state may be considered to have waived its certification authority under the CWA. As a consequence, Idaho Power has been filing and withdrawing its Section 401 certification applications with Oregon and Idaho on an annual basis while it has been working with the states to identify measures that will provide reasonable assurance that discharges from the HCC will adequately address applicable water quality standards. In the 2016 Section 401 certification application process, Oregon required Idaho Power to comply with fish passage and reintroduction conditions. Idaho's water quality certification, however, provides that Idaho Power shall take no action that may result in the reintroduction or establishment of spawning populations of any fish species into Idaho's waters without consultation with and express approval of the State of Idaho. In November 2016, Idaho Power filed a petition with the FERC requesting that the FERC resolve the conflict between Oregon's and Idaho's conditions and declare that the Federal Power Act pre-empts the Oregon state law. In January 2017, the FERC issued an order denying Idaho Power’s petition, stating that the petition for a declaratory order was premature, cannot realistically be considered separately from the issue of the states’ certification authority under the CWA Section 401, and raises issues that are beyond the FERC’s authority to decide. In February 2017, Idaho Power sought rehearing before the FERC on the January 2017 order, which the FERC denied. In February 2018, Idaho Power filed an appeal of the FERC's January 2017 order with the D.C. Circuit Court, which is pending.

In April 2017, the governors of Oregon and Idaho jointly requested that Idaho Power withdraw and resubmit its Section 401 certification applications in both states to allow the states additional time to negotiate a potential resolution of the disputed issues. Idaho Power subsequently withdrew its Section 401 certification applications in both states and since that time the states have been negotiating towards a mutually agreeable solution. Idaho Power most recently resubmitted its application to both states in June 2018 with the intent to allow additional time for the states to continue negotiating.

Costs for the relicensing of Idaho Power's hydroelectric projects are recorded in construction work in progress until new multi-year licenses are issued by the FERC, at which time the charges are transferred to electric plant in service. Idaho Power expects to seek recovery of relicensing costs through the ratemaking process. Relicensing costs of $282 million (including AFUDC) for the HCC were included in construction work in progress at June 30, 2018. As of the date of this report, the IPUC authorizes Idaho Power to include in its Idaho jurisdiction rates $8.8 million of AFUDC annually relating to the HCC relicensing project. Prior to the May 2018 Idaho Tax Reform Settlement Stipulation described in Note 3 - "Regulatory Matters," Idaho Power was collecting $10.7 million annually. Collecting these amounts currently will reduce future collections when HCC relicensing costs are approved for recovery in base rates. As of June 30, 2018, Idaho Power's regulatory liability for collection of AFUDC relating to the HCC was approximately $127 million. Idaho Power is unable to predict the timing of issuance of a new license for the HCC, or the financial or operational requirements of a new license.

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

Endangered Species Act Matters

Overview: The listing of a species of fish, wildlife, or plants as threatened or endangered under the ESA may have an adverse impact on Idaho Power's ability to construct generation, transmission, or distribution facilities or relicense or operate its hydroelectric facilities. When a species is added to the federal list of threatened and endangered species, it is protected from “take,” which is defined to include harming the species. The ESA directs that, concurrent with a designation of a threatened or endangered species, and where prudent and determinable, the applicable agencies also designate “any habitat of such species which is then considered to be critical habitat.” The ESA also provides that each federal agency must ensure that any action they authorize, fund, or carry out is not likely to jeopardize the continued existence of a listed species or result in the destruction or adverse modification of its critical habitat. If an action is determined to result in adverse modification of critical habitat, the federal agency must adopt changes to the proposed action to avoid the adverse modification. These changes are often quite extensive and can affect the size, scope, and even the feasibility of a project moving forward. In February 2016, the U.S. Fish and Wildlife Service (USFWS) and the NMFS issued a set of regulatory and policy changes relating to critical habitat and adverse modification determinations under the ESA (2016 ESA Rules). While the ultimate impact of implementation of those changes is yet to be determined, taken as a whole, Idaho Power believes that the 2016 ESA Rules could result in the applicable agencies having greater authority in making designations of critical habitat and could increase the likelihood of adverse modification determinations.

On July 19, 2018, the USFWS and the NMFS issued three proposals to revise ESA regulations (2018 ESA Regulations) related to the process and standards for listing species and designating critical habitat, the process for consultations with federal agencies under Section 7 of the ESA (including the definition of "destructive or adverse modification" of designated critical habitat), and the scope of protection of threatened species. Idaho Power believes that if the 2018 ESA Regulations are enacted, the regulations could reduce Idaho Power’s obligations for mitigation under the ESA related to various construction and relicensing projects.

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

In June 2017, the Secretary of the Interior issued an order directing the BLM to review the 2015 sage grouse resource management and land use plan revisions and to identify provisions that may require modification or rescission to address energy and other development of public lands. In October 2017, the Secretary of the Interior issued a notice of intent declaring the Department of the Interior’s intent to consider amending the 2015 sage grouse resource management and land use plan revisions. In May 2018, the BLM issued draft resource management plan amendments and draft environmental impact statements to modify the 2015 sage grouse plans to better align the plans with state plans, conservation measures and the Department of the Interior and BLM policy. The public comment period runs through August 2, 2018. As of the date of this report, the above lawsuits are stayed as the parties and the courts consider the Department of the Interior’s review of the sage grouse resource management and land use plan revisions.

Clean Water Act Matters

Definition of “Waters of the United States” Under the CWA: On August 28, 2015, the EPA's and U.S. Army Corps of Engineers' final rule defining the phrase "waters of the United States" under the CWA became effective (WOTUS Rule). Idaho Power believes that the final rule potentially expanded federal jurisdiction under the CWA beyond traditional navigable waters, interstate waters, territorial seas, tributaries, and adjacent wetlands, to a number of other waters, including waters with a "significant nexus" to those traditional waters. The WOTUS Rule was widely challenged in both federal district and circuit courts. The State of Idaho, and several other parties, challenged the rule in North Dakota federal court. That court held that it had jurisdiction and enjoined the implementation of the WOTUS Rule. In February 2017, President Trump issued an executive order directing the EPA and the U.S. Army Corps of Engineers to rescind the WOTUS Rule. In July 2017, the EPA and the U.S. Army Corps of Engineers issued a notice of their intent to rescind and replace the definition of "waters of the United States" under the CWA, which Idaho Power expects would reduce the number of waters in Idaho Power's service area subject to the WOTUS Rule. In November 2017, the EPA issued a notice that it will delay the effectiveness of the WOTUS Rule until 2020 while the U.S. Army Corps of Engineers considers a replacement rule. In January 2018, the U.S. Supreme Court issued a unanimous ruling that challenges to the WOTUS Rule must begin with the federal district courts, effectively negating a nationwide stay issued by the Sixth Circuit in 2016. However, because the State of Idaho remains a party to the federal court action in North Dakota, that court’s enjoinder remains in effect, meaning the WOTUS Rule currently does not apply to actions brought in Idaho. On July 12, 2018, the EPA and the U.S. Army Corps of Engineers issued a supplemental notice seeking additional comment on their 2017 proposal to repeal the definition of the term WOTUS Rule under the CWA.

Idaho Power has analyzed the WOTUS Rule and expects that, even if the WOTUS Rule is reinstated in Idaho, while it may cause Idaho Power to incur additional permitting, regulatory requirements, and other costs associated with the rule, the aggregate amount of increased costs is unlikely to have a material adverse effect on Idaho Power's operations or financial condition, in part due to the relatively arid climate of Idaho Power's service area. Similarly, because the CWA, as interpreted even prior to the WOTUS Rule, applies to most of Idaho Power's facilities, including its hydroelectric plants, Idaho Power does not expect that the repeal of the WOTUS Rule will have a material benefit to Idaho Power's operations or financial condition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IDACORP is exposed to market risks, including changes in interest rates, changes in commodity prices, credit risk, and equity price risk. The following discussion summarizes material changes in these risks since December 31, 2017, and the financial instruments, derivative instruments, and derivative commodity instruments sensitive to changes in interest rates, commodity prices, and equity prices that were held at June 30, 2018. IDACORP has not entered into any of these market-risk-sensitive instruments for trading purposes.

Interest Rate Risk

IDACORP manages interest expense and short- and long-term liquidity through a combination of fixed rate and variable rate debt. Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly-rated financial institutions may be used to achieve the desired combination.

Variable Rate Debt: As of June 30, 2018, IDACORP had no net floating rate debt, as the carrying value of short-term investments exceeded the carrying value of outstanding variable-rate debt.

Fixed Rate Debt: As of June 30, 2018, IDACORP had $1.8 billion in fixed rate debt, with a fair market value of approximately $1.9 billion. These instruments are fixed rate and, therefore, do not expose the companies to a loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $281.2 million if market interest rates were to decline by one percentage point from their June 30, 2018 levels.

Commodity Price Risk

IDACORP's exposure to changes in commodity prices is related to Idaho Power's ongoing utility operations that produce electricity to meet the demand of its retail electric customers. These changes in commodity prices are mitigated in large part by Idaho Power's Idaho and Oregon power cost adjustment mechanisms. To supplement its generation resources and balance its supply of power with the demand of its retail customers, Idaho Power participates in the wholesale marketplace. IDACORP's commodity price risk as of June 30, 2018, had not changed materially from that reported in Item 7A of IDACORP's Annual Report on Form 10-K for the year ended December 31, 2017. Information regarding Idaho Power’s use of derivative instruments to manage commodity price risk can be found in Note 11 - "Derivative Financial Instruments" to the condensed consolidated financial statements included in this report.

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

The use of performance assurance collateral in the form of cash, letters of credit, or guarantees is common industry practice. Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties. As of June 30, 2018, Idaho Power had posted $0.8 million performance assurance collateral related to these contracts. Should Idaho Power experience a reduction in its credit rating on Idaho Power's unsecured debt to below investment grade Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral. Counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions. Based upon Idaho Power's energy and fuel portfolio and market conditions as of June 30, 2018, the amount of collateral that could be requested upon a downgrade to below investment grade was approximately $4.2 million. To minimize capital requirements, Idaho Power actively monitors the portfolio exposure and the potential exposure to additional requests for performance assurance collateral calls through sensitivity analysis.

IDACORP's credit risk related to uncollectible accounts, net of amounts reserved, as of June 30, 2018, had not changed materially from that reported in Item 7A of IDACORP's Annual Report on Form 10-K for the year ended December 31, 2017. Additional information regarding Idaho Power’s management of credit risk and credit contingent features can be found in Note 11 - "Derivative Financial Instruments" to the condensed consolidated financial statements included in this report.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

IDACORP: The Chief Executive Officer and the Chief Financial Officer of IDACORP, based on their evaluation of IDACORP’s disclosure controls and procedures (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (Exchange Act)) as of June 30, 2018, have concluded that IDACORP’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective as of that date.

Idaho Power: The Chief Executive Officer and the Chief Financial Officer of Idaho Power, based on their evaluation of Idaho Power’s disclosure controls and procedures (pursuant to Rule 13a-15(b) of the Exchange Act) as of June 30, 2018, have concluded that Idaho Power’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective as of that date.

Changes in Internal Control over Financial Reporting

There have been no changes in IDACORP's or Idaho Power's internal control over financial reporting during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, IDACORP's or Idaho Power's internal control over financial reporting.

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

Issuer Purchases of Equity Securities

IDACORP did not repurchase any shares of its common stock during the quarter ended June 30, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 of this report, which is incorporated herein by reference.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed or furnished, as applicable, with the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018:

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith

10.1 (1)	Third Amendment to the Idaho Power Company Employee Savings Plan, executed April 26, 2018 and effective January 1, 2018	10-Q	1-14465; 1-3198	10.4	5/3/2018
12.1	IDACORP, Inc. Computation of Ratio of Earnings to Fixed Charges and Supplemental Ratio of Earnings to Fixed Charges					X
12.2	Idaho Power Company Computation of Ratio of Earnings to Fixed Charges and Supplemental Ratio of Earnings to Fixed Charges					X
15.1	Letter Re: Unaudited Interim Financial Information					X
15.2	Letter Re: Unaudited Interim Financial Information					X
31.1	Certification of IDACORP, Inc. Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of IDACORP, Inc. Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.3	Certification of Idaho Power Company Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.4	Certification of Idaho Power Company Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of IDACORP, Inc. Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of IDACORP, Inc. Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.3	Certification of Idaho Power Company Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.4	Certification of Idaho Power Company Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
95.1	Mine Safety Disclosures					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

(1) Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

IDACORP, INC.
(Registrant)

Date:	August 2, 2018	By:	/s/ Darrel T. Anderson
Darrel T. Anderson
President and Chief Executive Officer

Date:	August 2, 2018	By:	/s/ Steven R. Keen
Steven R. Keen
Senior Vice President, Chief Financial
Officer, and Treasurer

IDAHO POWER COMPANY
(Registrant)

Date:	August 2, 2018	By:	/s/ Darrel T. Anderson
Darrel T. Anderson
President and Chief Executive Officer

Date:	August 2, 2018	By:	/s/ Steven R. Keen
Steven R. Keen
Senior Vice President, Chief Financial
Officer, and Treasurer