Form 10-Q
period 2018-09-30
IDACORP INC; IDAHO POWER CO
filed 2018-11-01
CIK 1057877, 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers, smaller reporting companies, or emerging growth companies.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act:

IDACORP, Inc.:
Large accelerated filer X Accelerated filer __ Non-accelerated  filer __
Smaller reporting company __
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).
IDACORP, Inc.: Yes __ No X       Idaho Power Company: Yes __ No X

Number of shares of common stock outstanding as of October 26, 2018:
IDACORP, Inc.:        50,392,789
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

COMMONLY USED TERMS

The following select abbreviations, terms, or acronyms are commonly used or found in multiple locations in this report:

ADITC	-	Accumulated Deferred Investment Tax Credits
AFUDC	-	Allowance for Funds Used During Construction
AOCI	-	Accumulated Other Comprehensive Income
ASU	-	Accounting Standards Update
BCC	-	Bridger Coal Company, a joint venture of IERCo
BLM	-	U.S. Bureau of Land Management
CWA	-	Clean Water Act
FASB	-	Financial Accounting Standards Board
FCA	-	Fixed Cost Adjustment
FERC	-	Federal Energy Regulatory Commission
FPA	-	Federal Power Act
HCC	-	Hells Canyon Complex
IDACORP	-	IDACORP, Inc., an Idaho corporation
Idaho Power	-	Idaho Power Company, an Idaho corporation
Idaho ROE	-	Idaho-jurisdiction return on year-end equity
Ida-West	-	Ida-West Energy, a subsidiary of IDACORP, Inc.
IERCo	-	Idaho Energy Resources Co., a subsidiary of Idaho Power Company
IFS	-	IDACORP Financial Services, a subsidiary of IDACORP, Inc.
IPUC	-	Idaho Public Utilities Commission
IRP	-	Integrated Resource Plan
MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MW	-	Megawatt
MWh	-	Megawatt-hour
O&M	-	Operations and Maintenance
OATT	-	Open Access Transmission Tariff
OPUC	-	Public Utility Commission of Oregon
PCA	-	Idaho-Jurisdiction Power Cost Adjustment
PURPA	-	Public Utility Regulatory Policies Act of 1978
SEC	-	U.S. Securities and Exchange Commission
SMSP	-	Security Plan for Senior Management Employees
Valmy Plant	-	North Valmy coal-fired power plant
Western EIM	-	Energy imbalance market implemented in the western United States
WPSC	-	Wyoming Public Service Commission

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to the historical information contained in this report, this report contains (and oral communications made by IDACORP, Inc. (IDACORP) and Idaho Power Company (Idaho Power) may contain) statements that relate to future events and expectations, such as statements regarding projected or future financial performance, cash flows, capital expenditures, dividends, capital structure or ratios, strategic goals, challenges, objectives, and plans for future operations. Such statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, or future events, or performance, often, but not always, through the use of words or phrases such as "anticipates," "believes," "continues," "could," "estimates," "expects," "guidance," "intends," "potential," "plans," "predicts," "projects," "may result," "may continue," or similar expressions, are not statements of historical facts and may be forward-looking. Forward-looking statements are not guarantees of future performance and involve estimates, assumptions, risks, and uncertainties. Actual results, performance, or outcomes may differ materially from the results discussed in the statements. In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in forward-looking statements include those factors set forth in this report, IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2017, particularly Part I, Item 1A - "Risk Factors" and Part II, Item 7 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of that report, subsequent reports filed by IDACORP and Idaho Power with the U.S. Securities and Exchange Commission, and the following important factors:

•	decisions by the Idaho and Oregon public utilities commissions and the Federal Energy Regulatory Commission, which impact Idaho Power's ability to recover costs and earn a return on investment;

•
the expense and risks associated with capital expenditures for utility infrastructure, and the timing and availability of cost recovery for such expenditures through customer rates, including the potential for the write-down or write-off of expenditures if not deemed prudent by regulators;

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

•
the impacts of economic conditions, including inflation, interest rates, authorized regulatory returns on equity, supply costs, population growth or decline in Idaho Power's service area, changes in customer demand for electricity, revenue from sales of excess power, credit quality of counterparties and suppliers, and the collection of receivables;

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

•	advancement of self-generation and storage and energy efficiency technologies that may affect Idaho Power's sales or delivery of electric power;

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

•
accidents, fires (either at or caused by Idaho Power's facilities or infrastructure), explosions, and mechanical breakdowns that may occur while operating and maintaining Idaho Power's assets, which can cause unplanned outages, reduce generating output, damage the companies’ assets, operations, or reputation, subject the companies to third-party claims for property damage, personal injury, or loss of life, or result in the imposition of civil, criminal, and regulatory fines and penalties, for which the companies may have inadequate insurance coverage;

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

•
reductions in credit ratings, which could adversely impact access to debt and equity markets, increase borrowing costs, and would require the posting of additional collateral to counterparties pursuant to credit and contractual arrangements;

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

•
employee workforce factors, including the operational and financial costs of unionization or the attempt to unionize all or part of the companies' workforce, the impact of an aging workforce and retirements, the cost and ability to attract and retain skilled workers, and the ability to adjust the labor cost structure when necessary;

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

IDACORP, Inc.
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)
Operating Revenues:
Electric utility revenues	$407,355	$406,655	$1,055,515	$1,040,387
Other	1,446	1,669	3,345	3,487
Total operating revenues	408,801	408,324	1,058,860	1,043,874

Operating Expenses:
Electric utility:
Purchased power	92,393	75,653	217,301	186,275
Fuel expense	53,623	54,529	102,873	111,197
Power cost adjustment	(5,075)	10,979	40,427	51,208
Other operations and maintenance	91,563	83,445	270,075	257,167
Energy efficiency programs	9,309	9,883	25,708	26,726
Depreciation	41,668	40,259	123,084	122,262
Taxes other than income taxes	8,911	8,614	27,306	26,134
Total electric utility expenses	292,392	283,362	806,774	780,969
Other	1,176	1,255	3,430	3,666
Total operating expenses	293,568	284,617	810,204	784,635

Operating Income	115,233	123,707	248,656	259,239

Allowance for Equity Funds Used During Construction	6,047	5,712	18,065	16,555

Earnings of Equity-Method Investments	6,665	5,232	12,218	7,269

Other Income (Expense), Net	350	(537)	199	(1,377)

Interest Expense:
Interest on long-term debt	21,153	20,300	63,252	60,897
Other interest	3,189	2,827	8,310	8,298
Allowance for borrowed funds used during construction	(2,506)	(2,385)	(7,584)	(7,106)
Total interest expense, net	21,836	20,742	63,978	62,089

Income Before Income Taxes	106,459	113,372	215,160	219,597

Income Tax Expense	3,868	22,296	13,866	45,420

Net Income	102,591	91,076	201,294	174,177
Adjustment for income attributable to noncontrolling interests	(360)	(442)	(633)	(610)
Net Income Attributable to IDACORP, Inc.	$102,231	$90,634	$200,661	$173,567
Weighted Average Common Shares Outstanding - Basic	50,434	50,362	50,431	50,361
Weighted Average Common Shares Outstanding - Diluted	50,565	50,421	50,503	50,408
Earnings Per Share of Common Stock:
Earnings Attributable to IDACORP, Inc. - Basic	$2.03	$1.80	$3.98	$3.45
Earnings Attributable to IDACORP, Inc. - Diluted	$2.02	$1.80	$3.97	$3.44
Dividends Declared Per Share of Common Stock	$0.59	$0.55	$1.77	$1.65

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)

Net Income	$102,591	$91,076	$201,294	$174,177
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $250, $302, $750, and $906	721	471	2,164	1,412
Total Comprehensive Income	103,312	91,547	203,458	175,589
Comprehensive income attributable to noncontrolling interests	(360)	(442)	(633)	(610)
Comprehensive Income Attributable to IDACORP, Inc.	$102,952	$91,105	$202,825	$174,979

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2018	December 31, 2017
	(in thousands)
Assets

Current Assets:
Cash and cash equivalents	$261,250	$76,649
Receivables:
Customer (net of allowance of $1,657 and $2,013, respectively)	93,138	75,249
Other (net of allowance of $242 and $180, respectively)	5,987	30,438
Taxes receivable	—	8,147
Accrued unbilled revenues	59,645	75,120
Materials and supplies (at average cost)	58,391	55,745
Fuel stock (at average cost)	57,769	56,638
Prepayments	14,998	16,984
Current regulatory assets	30,638	48,613
Other	902	18
Total current assets	582,718	443,601
Investments	101,853	115,698
Property, Plant and Equipment:
Utility plant in service	6,043,460	5,906,162
Accumulated provision for depreciation	(2,192,315)	(2,098,274)
Utility plant in service - net	3,851,145	3,807,888
Construction work in progress	478,973	452,424
Utility plant held for future use	4,726	8,075
Other property, net of accumulated depreciation	17,799	15,488
Property, plant and equipment - net	4,352,643	4,283,875
Other Assets:
Company-owned life insurance	61,033	59,323
Regulatory assets	1,127,668	1,083,483
Other	62,721	59,425
Total other assets	1,251,422	1,202,231
Total	$6,288,636	$6,045,405

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2018	December 31, 2017
	(in thousands)
Liabilities and Equity

Current Liabilities:
Accounts payable	$75,654	$90,277
Taxes accrued	47,797	11,075
Interest accrued	21,722	22,379
Accrued compensation	47,761	47,018
Current regulatory liabilities	25,487	1,404
Advances from customers	23,049	18,414
Other	8,936	10,182
Total current liabilities	250,406	200,749
Other Liabilities:
Deferred income taxes	630,460	660,940
Regulatory liabilities	740,937	698,044
Pension and other postretirement benefits	415,619	438,869
Other	43,315	44,566
Total other liabilities	1,830,331	1,842,419
Long-Term Debt	1,834,422	1,746,123
Commitments and Contingencies
Equity:
IDACORP, Inc. shareholders’ equity:
Common stock, no par value (120,000 shares authorized; 50,420 shares issued)	861,515	857,207
Retained earnings	1,537,332	1,426,528
Accumulated other comprehensive loss	(28,800)	(30,964)
Treasury stock (27 shares and 28 shares, respectively, at cost)	(1,932)	(1,386)
Total IDACORP, Inc. shareholders’ equity	2,368,115	2,251,385
Noncontrolling interests	5,362	4,729
Total equity	2,373,477	2,256,114
Total	$6,288,636	$6,045,405

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
	2018	2017
	(in thousands)
Operating Activities:
Net income	$201,294	$174,177
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	125,966	125,051
Deferred income taxes and investment tax credits	(19,497)	(195)
Changes in regulatory assets and liabilities	51,173	61,968
Pension and postretirement benefit plan expense	21,033	21,687
Contributions to pension and postretirement benefit plans	(45,236)	(45,158)
Earnings of equity-method investments	(12,218)	(7,269)
Distributions from equity-method investments	21,750	18,350
Allowance for equity funds used during construction	(18,065)	(16,555)
Other non-cash adjustments to net income, net	6,866	5,220
Change in:
Accounts receivable	(12,976)	(23,480)
Accounts payable and other accrued liabilities	(6,497)	(32,494)
Taxes accrued/receivable	44,869	54,687
Other current assets	12,616	18,736
Other current liabilities	1,619	(3,010)
Other assets	(5,504)	(5,256)
Other liabilities	(1,250)	(494)
Net cash provided by operating activities	365,943	345,965
Investing Activities:
Additions to property, plant and equipment	(197,975)	(207,340)
Payments received from transmission project joint funding partners	21,046	5,934
Proceeds from the sale of emission allowances and renewable energy certificates	2,562	1,892
Purchase of equity securities	(1,172)	(3,248)
Proceeds from the sale of equity securities	3,772	3,755
Other	1,288	3,042
Net cash used in investing activities	(170,479)	(195,965)
Financing Activities:
Issuance of long-term debt	220,000	—
Retirement of long-term debt	(130,000)	(1,064)
Dividends on common stock	(89,674)	(83,441)
Net change in short-term borrowings	—	(19,375)
Acquisition of treasury stock	(3,614)	(3,189)
Make-whole premium on retirement of long-term debt	(4,607)	—
Debt issuance costs and other	(2,968)	—
Net cash used in financing activities	(10,863)	(107,069)
Net increase in cash and cash equivalents	184,601	42,931
Cash and cash equivalents at beginning of the period	76,649	61,480
Cash and cash equivalents at end of the period	$261,250	$104,411
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$—	$1,702
Interest (net of amount capitalized)	$61,832	$60,257
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$22,715	$23,502

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Nine months ended September 30,
	2018	2017
	(in thousands)
Common Stock
Balance at beginning of period	$857,207	$851,833
Share-based compensation expense and other	4,308	3,210
Balance at end of period	861,515	855,043
Retained Earnings
Balance at beginning of period	1,426,528	1,323,198
Net income attributable to IDACORP, Inc.	200,661	173,567
Common stock dividends ($1.77 and $1.65 per share)	(89,857)	(83,378)
Balance at end of period	1,537,332	1,413,387
Accumulated Other Comprehensive (Loss) Income
Balance at beginning of period	(30,964)	(20,882)
Unfunded pension liability adjustment (net of tax)	2,164	1,412
Balance at end of period	(28,800)	(19,470)
Treasury Stock
Balance at beginning of period	(1,386)	(243)
Issued	3,068	2,063
Acquired	(3,614)	(3,188)
Balance at end of period	(1,932)	(1,368)
Total IDACORP, Inc. shareholders’ equity at end of period	2,368,115	2,247,592
Noncontrolling Interests
Balance at beginning of period	4,729	3,960
Net income attributable to noncontrolling interests	633	610
Balance at end of period	5,362	4,570
Total equity at end of period	$2,373,477	$2,252,162

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)

Operating Revenues	$407,355	$406,655	$1,055,515	$1,040,387

Operating Expenses:
Operation:
Purchased power	92,393	75,653	217,301	186,275
Fuel expense	53,623	54,529	102,873	111,197
Power cost adjustment	(5,075)	10,979	40,427	51,208
Other operations and maintenance	91,563	83,445	270,075	257,167
Energy efficiency programs	9,309	9,883	25,708	26,726
Depreciation	41,668	40,259	123,084	122,262
Taxes other than income taxes	8,911	8,614	27,306	26,134
Total operating expenses	292,392	283,362	806,774	780,969

Income from Operations	114,963	123,293	248,741	259,418

Other Income (Expense):
Allowance for equity funds used during construction	6,047	5,712	18,065	16,555
Earnings of equity-method investments	5,564	4,151	10,390	5,068
Other expense, net	(398)	(1,160)	(1,917)	(3,456)
Total other income	11,213	8,703	26,538	18,167

Interest Expense:
Interest on long-term debt	21,153	20,300	63,252	60,897
Other interest	3,174	2,811	8,268	8,249
Allowance for borrowed funds used during construction	(2,506)	(2,385)	(7,584)	(7,106)
Total interest expense, net	21,821	20,726	63,936	62,040

Income Before Income Taxes	104,355	111,270	211,343	215,545

Income Tax Expense	4,161	22,941	14,656	46,353

Net Income	$100,194	$88,329	$196,687	$169,192

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)

Net Income	$100,194	$88,329	$196,687	$169,192
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $250, $302, $750, and $906	721	471	2,164	1,412
Total Comprehensive Income	$100,915	$88,800	$198,851	$170,604

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2018	December 31, 2017
	(in thousands)
Assets

Electric Plant:
In service (at original cost)	$6,043,460	$5,906,162
Accumulated provision for depreciation	(2,192,315)	(2,098,274)
In service - net	3,851,145	3,807,888
Construction work in progress	478,973	452,424
Held for future use	4,726	8,075
Electric plant - net	4,334,844	4,268,387
Investments and Other Property	89,298	99,904
Current Assets:
Cash and cash equivalents	186,227	44,646
Receivables:
Customer (net of allowance of $1,657 and $2,013, respectively)	93,138	75,249
Other (net of allowance of $242 and $180, respectively)	5,853	30,274
Taxes receivable	—	26,492
Accrued unbilled revenues	59,645	75,120
Materials and supplies (at average cost)	58,391	55,745
Fuel stock (at average cost)	57,769	56,638
Prepayments	14,887	16,866
Current regulatory assets	30,638	48,613
Other	902	18
Total current assets	507,450	429,661
Deferred Debits:
Company-owned life insurance	61,033	59,323
Regulatory assets	1,127,668	1,083,483
Other	58,084	54,677
Total deferred debits	1,246,785	1,197,483
Total	$6,178,377	$5,995,435

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2018	December 31, 2017
	(in thousands)
Capitalization and Liabilities

Capitalization:
Common stock equity:
Common stock, $2.50 par value (50,000 shares authorized; 39,151 shares outstanding)	$97,877	$97,877
Premium on capital stock	712,258	712,258
Capital stock expense	(2,097)	(2,097)
Retained earnings	1,415,532	1,308,702
Accumulated other comprehensive loss	(28,800)	(30,964)
Total common stock equity	2,194,770	2,085,776
Long-term debt	1,834,422	1,746,123
Total capitalization	4,029,192	3,831,899
Current Liabilities:
Accounts payable	75,440	89,978
Accounts payable to affiliates	2,207	57,562
Taxes accrued	30,575	10,904
Interest accrued	21,722	22,379
Accrued compensation	47,583	46,832
Current regulatory liabilities	25,487	1,404
Advances from customers	23,049	18,414
Other	8,198	9,556
Total current liabilities	234,261	257,029
Deferred Credits:
Deferred income taxes	715,873	725,942
Regulatory liabilities	740,937	698,044
Pension and other postretirement benefits	415,619	438,869
Other	42,495	43,652
Total deferred credits	1,914,924	1,906,507

Commitments and Contingencies

Total	$6,178,377	$5,995,435

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
	2018	2017
	(in thousands)
Operating Activities:
Net income	$196,687	$169,192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	125,516	124,599
Deferred income taxes and investment tax credits	(567)	1,972
Changes in regulatory assets and liabilities	51,174	61,965
Pension and postretirement benefit plan expense	21,018	21,704
Contributions to pension and postretirement benefit plans	(45,220)	(45,174)
Earnings of equity-method investments	(10,390)	(5,068)
Distributions from equity-method investments	20,900	17,500
Allowance for equity funds used during construction	(18,065)	(16,555)
Other non-cash adjustments to net income, net	(446)	12
Change in:
Accounts receivable	(13,089)	(30,329)
Accounts payable	(61,682)	14,155
Taxes accrued/receivable	46,163	35,967
Other current assets	12,609	18,732
Other current liabilities	1,627	(3,004)
Other assets	(5,505)	(5,257)
Other liabilities	(1,155)	(354)
Net cash provided by operating activities	319,575	360,057
Investing Activities:
Additions to utility plant	(197,957)	(207,327)
Payments received from transmission project joint funding partners	21,046	5,934
Proceeds from the sale of emission allowances and renewable energy certificates	2,562	1,892
Purchase of equity securities	(1,172)	(3,248)
Proceeds from the sale of equity securities	3,772	3,755
Other	1,182	2,905
Net cash used in investing activities	(170,567)	(196,089)
Financing Activities:
Issuance of long-term debt	220,000	—
Retirement of long-term debt	(130,000)	(1,064)
Dividends on common stock	(89,857)	(83,478)
Net change in short term borrowings	—	(21,800)
Make-whole premium on retirement of long-term debt	(4,607)	—
Debt issuance costs	(2,963)	—
Net cash used in financing activities	(7,427)	(106,342)
Net increase in cash and cash equivalents	141,581	57,626
Cash and cash equivalents at beginning of the period	44,646	44,140
Cash and cash equivalents at end of the period	$186,227	$101,766
Supplemental Disclosure of Cash Flow Information:
Cash paid to (received from) IDACORP related to income taxes	$35,505	$(27,556)
Cash paid for interest (net of amount capitalized)	$61,790	$60,208
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$22,715	$23,502

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

Financial Statements

In the opinion of management of IDACORP and Idaho Power, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly each company's consolidated financial position as of September 30, 2018, consolidated results of operations for the three and nine months ended September 30, 2018 and 2017, and consolidated cash flows for the nine months ended September 30, 2018 and 2017. These adjustments are of a normal and recurring nature. These financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters that would be included in full-year financial statements and should be read in conjunction with the audited consolidated financial statements included in IDACORP’s and Idaho Power’s Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. A change in management's estimates or assumptions could have a material impact on IDACORP's or Idaho Power's respective financial condition and results of operations during the period in which such change occurred.

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

New and Recently Adopted Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is intended to enable users of financial statements to better understand and consistently analyze an entity's revenue across industries, transactions, and geographies. Under the ASU, recognition of revenue occurs when a customer obtains control of promised goods or services. In addition, the ASU requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB amended certain aspects of ASU 2014-09 to clarify the implementation guidance, including clarifications related to principal versus agent considerations, licensing and identifying performance obligations, narrow scope improvements, and practical expedients. IDACORP and Idaho Power adopted ASU 2014-09 on January 1, 2018, using the modified-retrospective approach as provided for in the standard. The adoption did not change the timing or amounts of revenue currently recognized by the companies, so no cumulative-effect adjustment was required. The adoption did change presentation of revenues on the condensed consolidated statements of income and also added disclosures. To conform with current period presentation, electric utility revenues on IDACORP's and Idaho Power's condensed consolidated statements of income for the three and nine months ended September 30, 2018 and 2017, which had previously been reported separately as "General business," "Off-system sales," and "Other revenues," are no longer reported separately. See Note 4 - "Revenues" for additional information on the disaggregation of revenue and additional disclosures.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments, to reduce diversity in practice in how certain cash receipts and cash payments are classified in the statement of cash flows. The companies' classification of proceeds from the settlement of corporate-owned life insurance policies and related costs will be classified as investing activities under the new guidance. The new guidance did not affect the companies' presentation of debt prepayment and extinguishment costs, proceeds from the settlement of insurance claims (other than corporate-owned life insurance), and distributions received from equity-method investments. IDACORP and Idaho Power adopted ASU 2016-15 on January 1, 2018, using the retrospective approach as provided for in the standard. To conform with current period presentation, the companies reclassified $3.0 million of company-owned life insurance proceeds received, for the nine months ended September 30, 2017, from "Change in accounts receivable" and $0.1 million of prepaid insurance premiums paid, for the nine months ended September 30, 2017, from “Change in other current assets” (net reclassification of $2.9 million) within "Operating Activities" to "Other" within "Investing Activities" on the condensed consolidated statement of cash flows.

In March 2017, the FASB issued ASU 2017-07, Compensation -- Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires employers to disaggregate the service cost component from other components of net periodic benefit costs and to disclose the amounts of net periodic benefit costs that are included in each income statement line item. The standard requires employers to present the service cost component in the same line item as other compensation costs and to present the other components of net periodic benefit costs (which include interest costs, expected return on plan assets, amortization of prior service cost or credits, and actuarial gains and losses) separately and outside a subtotal of operating income. In addition, only the service cost component is eligible for capitalization. Idaho Power capitalizes amounts of pension or postretirement costs that are insignificant to the consolidated financial statements. The amendments in ASU 2017-07 are effective for interim and annual reporting periods beginning after December 15, 2017. Entities must use (1) a retrospective transition method to adopt the requirement for separate presentation in the income statement of service costs and other components and (2) a prospective transition method to adopt the requirement to limit the capitalization of benefit costs to the service cost component. IDACORP and Idaho Power adopted ASU 2017-07 on January 1, 2018, and accordingly, have retrospectively adjusted prior periods to reflect the disaggregation of service cost from other components of net periodic benefit costs. The adoption did not have a material impact on the companies' financial statements nor did it affect net income for the three and nine months ended September 30, 2018. For IDACORP, for the three and nine months ended September 30, 2017, $0.8 million and $2.3 million, respectively, were reclassified out of "Other operations and maintenance" and $2.0 million and $6.1 million, respectively, were reclassified out of "Other" operating expenses for a total of $2.8 million and $8.4 million, respectively, reclassified to "Other Income (Expense), Net" to conform to current period presentation. For Idaho Power, for the three and nine months ended September 30, 2017, $0.8 million and $2.3 million, respectively, were reclassified from "Other operations and maintenance" to "Other expense, net" to conform to current period presentation.

Recent Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,
to provide guidance on implementation costs incurred in a cloud computing arrangement that is a service contract. ASU 2018-15 aligns the accounting for such costs with the guidance on capitalizing costs associated with developing or obtaining internal-use software. The new standard is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. IDACORP and Idaho Power are evaluating the impact of ASU 2018-15 on their respective financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), intended to improve financial reporting on leasing transactions. The ASU requires lessees to recognize a right-of-use asset and lease liability on the balance sheet for most leases. In addition, the ASU revises the definition of a lease in regards to when an arrangement conveys the right to control the use of the identified asset under the arrangement, which may result in changes to the classification of an arrangement as a lease. IDACORP and Idaho Power expect to adopt ASU 2016-02 on January 1, 2019. The standard must be adopted using a modified retrospective approach, but entities may elect not to recast the comparative periods. IDACORP and Idaho Power continue to finalize the process of identifying lease contracts and evaluating current business processes relating to leases, but the companies do not believe the adoption of ASU 2016-02 will have a material impact on their respective financial statements. The companies also continue to monitor utility industry lease implementation guidance and interpretation that may affect existing and future judgments relating to lease classification.

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

Income Tax Expense

The following table provides a summary of income tax expense for the nine months ended September 30 (in thousands):

	IDACORP		Idaho Power
	2018	2017	2018	2017
Income tax at statutory rates (federal and state)	$55,219	$85,624	$54,400	$84,278
First mortgage bond redemption costs	(1,261)	—	(1,261)	—
Share-based compensation	(1,053)	(1,587)	(1,040)	(1,558)
Remeasurement of deferred taxes	(5,411)	—	(5,664)	—
Other(1)	(33,628)	(38,617)	(31,779)	(36,367)
Income tax expense	$13,866	$45,420	$14,656	$46,353
Effective tax rate	6.5%	20.7%	6.9%	21.5%
(1) "Other" is primarily comprised of the net tax effect of Idaho Power's regulatory flow-through tax adjustments.

The decreases in income tax expense for the nine months ended September 30, 2018, compared with the same period in 2017, were primarily due to lower statutory tax rates and a flow-through income tax benefit related to the tax deduction for bond redemption costs incurred in the second quarter of 2018. The decrease in statutory rates was due to the Tax Cuts and Jobs Act, which reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent, and Idaho House Bill 463, which lowered the Idaho state corporate income tax rate from 7.4 percent to 6.925 percent. The federal and Idaho state income tax rate changes were effective January 1, 2018. The remeasurement of deferred taxes resulted from the federal and Idaho income tax rate change on the adjustment of temporary differences related to IDACORP’s 2017 consolidated income tax returns filed during the third quarter of 2018. On a net basis, Idaho Power’s estimate of its annual 2018 regulatory flow-through tax adjustments is comparable to 2017.

3. REGULATORY MATTERS

Included below is a summary of Idaho Power's most recent general rate cases and base rate changes, as well as other recent or pending notable regulatory matters and proceedings.

Idaho and Oregon General Rate Cases

Idaho Power's current base rates are a result of orders from the Idaho Public Utilities Commission (IPUC) and Public Utility Commission of Oregon (OPUC). The commissions approve settlement stipulations that generally provide for cost recovery and an authorized rate of return on their respective Idaho-jurisdiction and Oregon-jurisdiction rate bases. Idaho Power's most recent general rate cases in Idaho and Oregon were filed during 2011, and Idaho Power filed a large single-issue rate case for the Langley Gulch power plant in Idaho and Oregon in 2012. These significant rate cases resulted in the resetting of base rates in both Idaho and Oregon during 2012. In 2014, Idaho Power reset its base-rate power supply expenses in the Idaho jurisdiction for purposes of updating the collection of costs through retail rates, but without a resulting net increase in rates.

Between general rate cases, Idaho Power relies upon customer growth, a fixed cost adjustment mechanism, power cost adjustment mechanisms, tariff riders, and other mechanisms to reduce the impact of regulatory lag, which refers to the period of time between making an investment or incurring an expense and recovering that investment or expense and earning a return. For more information on the Idaho and Oregon general rate cases and base rate adjustments, refer to Note 3 - "Regulatory Matters" to the consolidated financial statements included in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2017.

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

Based on its estimate of full-year 2018 return on year-end equity in the Idaho jurisdiction (Idaho ROE), in the third quarter of 2018, Idaho Power recorded a $1.5 million provision against current revenues for sharing of earnings with customers for 2018 under the October 2014 Idaho Earnings Support and Sharing Settlement Stipulation. During the first nine months of 2017, Idaho Power recorded no sharing of earnings with customers.

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

In January 2018, the IPUC issued an order requiring utilities within its jurisdiction, including Idaho Power, to file a report with the IPUC, identifying and quantifying the financial impact of the income tax reform changes on the utility, along with proposed tariff schedule changes that would adjust the utility's rates and corresponding revenues to reflect the utility's modified federal tax obligations under the Tax Cuts and Jobs Act. The IPUC order required Idaho Power to estimate the income tax reform changes by comparing actual 2017 federal income tax components with what those federal income tax components would have been if the Tax Cuts and Jobs Act had been effective for the full-year 2017.

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
If Idaho Power's actual annual Idaho ROE in any year is less than 9.5 percent, then Idaho Power may record additional accumulated deferred investment tax credits (ADITC) amortization up to $25 million to help achieve a 9.5 percent Idaho ROE for that year, and may record additional ADITC amortization up to a total of $45 million over the 2015 through 2019 period. If the $45 million of ADITC are completely amortized, the revenue sharing provisions below would no longer be applicable.

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

Also in May 2018, the OPUC issued an order approving a settlement stipulation that provides for an annual $1.5 million reduction to Oregon customer base rates beginning June 1, 2018, through May 31, 2020, related to income tax reform. Unless resolved in a regulatory proceeding before, the settlement stipulation requires Idaho Power to file a deferral request with the OPUC by December 31, 2019, to begin tracking tax reform benefits beginning January 1, 2020, at which time Idaho Power, the OPUC staff, and other interested parties will discuss the methodology to quantify potential future tax reform benefits. The settlement stipulation also deemed prudent Idaho Power's decision to pursue the end of its participation in coal-fired operations of Unit 1 at Idaho Power's jointly-owned Valmy Plant and approved Idaho Power's request to recover annual incremental accelerated depreciation of $2.5 million relating to Unit 1, beginning June 1, 2018, and ending December 31, 2019.

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

In June 2018, the IPUC issued an order approving a $22.6 million net decrease in PCA rates, effective for the 2018-2019 PCA collection period from June 1, 2018, to May 31, 2019. The net decrease in PCA rates is primarily due to better-than-expected actual water conditions for the 2017-2018 PCA year, which resulted in additional low-cost hydroelectric generation available to reduce net power supply costs. Previously, in May 2017, the IPUC issued an order approving a $10.6 million net increase in PCA rates, effective for the 2017-2018 PCA collection period from June 1, 2017, to May 31, 2018. The net increase in PCA rates was primarily due to expected higher power supply costs resulting from new renewable energy power purchase agreements under PURPA and higher coal-fired generation costs, combined with the effect of lower-than-expected actual hydroelectric generation for the 2016-2017 PCA year. The net increase included an offsetting $13.0 million one-time refund of previously collected Idaho energy efficiency rider funds.

Idaho Fixed Cost Adjustment Mechanism

The Idaho jurisdiction fixed cost adjustment (FCA) mechanism is designed to remove a portion of Idaho Power’s financial disincentive to invest in energy efficiency programs by separating (or decoupling) the recovery of fixed costs from the variable kilowatt-hour charge and instead linking it to a set amount per customer. The FCA mechanism, applicable to residential and small commercial customers, is adjusted each year to accrue, or defer, the difference between the authorized fixed-cost recovery amount per customer and the actual fixed costs per customer recovered by Idaho Power during the year. In May 2018, the IPUC issued an order approving a decrease of $19.4 million in the FCA from $35.0 million to $15.6 million, with new rates effective for the period from June 1, 2018, to May 31, 2019. Previously, in May 2017, the IPUC issued an order approving an increase of $6.9 million in the FCA from $28.1 million to $35.0 million, with rates effective for the period from June 1, 2017, to May 31, 2018.

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

In January 2017, the IPUC issued an order authorizing deferral accounting treatment for costs associated with joining the Western EIM. In November 2017, Idaho Power filed an application with the IPUC requesting authorization to establish an interim method of recovery for costs associated with participation in the Western EIM. Through March 2018, Idaho Power had deferred $1.0 million of incremental other operations and maintenance (O&M) costs. In the second quarter of 2018, Idaho Power amortized those costs in accordance with the provisions of the May 2018 Idaho Tax Reform Settlement Stipulation discussed above.

In July 2018, the IPUC issued an order approving a settlement stipulation that provides for recovery of ongoing Western EIM-related costs through Idaho Power's PCA mechanism, beginning April 2018. The recovery mechanism provides for monthly incremental revenue, which includes a return on and return of Western EIM-related capital costs and recovery of ongoing Western EIM operating costs. As of April 1, 2018, Idaho Power ceased deferring incremental Western EIM participation O&M start-up costs, and began recognizing the monthly incremental revenue associated with Western EIM participation. During the three and nine months ended September 30, 2018, Idaho Power recorded $0.7 million and $1.4 million of revenue, respectively, relating to Western EIM participation and deferred the same amount to the PCA deferral account.

4. REVENUES

On January 1, 2018, IDACORP and Idaho Power adopted ASU 2014-09 using the modified retrospective method. The adoption did not change the timing or amounts of revenue recognized by IDACORP or Idaho Power and, therefore, the companies recorded no cumulative-effect adjustment. The following table provides a summary of electric utility operating revenues for IDACORP and Idaho Power for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Electric utility operating revenues:
Revenue from contracts with customers	$398,798	$405,697	$1,019,668	$1,025,779
Alternative revenue programs and other revenues	8,557	958	35,847	14,608
Total electric utility operating revenues	$407,355	$406,655	$1,055,515	$1,040,387

Revenues from Contracts with Customers

Revenues from contracts with customers are primarily related to Idaho Power’s regulated tariff-based sales of energy or related services. Generally, tariff-based sales do not involve a written contract, but are classified as revenues from contracts with customers under ASU 2014-09. Idaho Power assesses revenues on a contract-by-contract basis to determine the nature, amount, timing, and uncertainty, if any, of revenues being recognized. The following table presents revenues from contracts with customers disaggregated by revenue source for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenues from contracts with customers:
Retail revenues:
Residential (includes $4,789, ($264), $23,841, and $8,068, respectively, related to the FCA(1))	$137,177	$145,555	$393,014	$410,246
Commercial (includes $305, $220, $958, and $606, respectively, related to the FCA(1))	85,936	89,305	237,127	242,564
Industrial	50,292	52,771	144,951	147,995
Irrigation	88,934	89,370	154,406	146,363
Provision for sharing	(1,500)	—	(1,500)	—
Deferred revenue related to HCC relicensing AFUDC(2)	(2,815)	(3,432)	(6,861)	(8,366)
Total retail revenues	358,024	373,569	921,137	938,802
Less: FCA mechanism revenues(1)	(5,094)	44	(24,799)	(8,674)
Wholesale energy sales	12,408	5,101	35,093	18,061
Transmission services (wheeling) revenues	17,640	10,805	43,839	32,637
Energy efficiency program revenues	9,309	9,883	25,708	26,726
Other revenues from contracts with customers	6,511	6,295	18,690	18,227
Total revenues from contracts with customers	$398,798	$405,697	$1,019,668	$1,025,779
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

Credit losses recorded on receivables arising from Idaho Power’s contracts with customers were $1.2 million and $3.0 million for the three and nine months ended September 30, 2018, respectively, and $1.2 million and $3.7 million for the three and nine months ended September 30, 2017, respectively.

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

Irrigation Customers: Irrigation customers use electricity to operate irrigation pumps, primarily during the agricultural growing season. The amount and timing of precipitation as well as temperature levels can affect the timing and amounts of sales to irrigation customers, with increased precipitation generally resulting in decreased sales.

Provision for Sharing: Based on its estimate of full-year 2018 Idaho ROE, in the third quarter of 2018, Idaho Power recorded a $1.5 million provision against current revenues for sharing of earnings with customers for 2018 under the October 2014 Idaho Earnings Support and Sharing Settlement Stipulation. During the first nine months of 2017, Idaho Power recorded no sharing of earnings with customers. The October 2014 Idaho Earnings Support and Sharing Settlement Stipulation is described further in Note 3 - "Regulatory Matters."

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

Energy Efficiency Program Revenues: Idaho Power collects most of its energy efficiency program costs through an energy efficiency rider on customer bills. The rider collections are deferred until expenditures are incurred. Energy efficiency program expenditures funded through the rider are reported as an operating expense with an equal amount recorded in revenues, resulting in no net impact on earnings. Energy efficiency program revenues are recognized in the period when the related costs of the energy efficiency program are incurred by Idaho Power. The cumulative variance between expenditures and amounts collected through the rider is recorded as a regulatory asset or liability. A liability balance indicates that Idaho Power has collected more than it has spent, and an asset balance indicates that Idaho Power has spent more than it has collected. At September 30, 2018, Idaho Power's energy efficiency rider balances were a $6.8 million regulatory liability in the Idaho jurisdiction and a $6.7 million regulatory asset in the Oregon jurisdiction.

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

The table below presents the FCA mechanism revenues and other revenues for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Alternative revenue programs and other revenues:
FCA mechanism revenues	$5,094	(44)	$24,799	$8,674
Derivative revenues	3,463	1,002	11,048	5,934
Total alternative revenue programs and other revenues	$8,557	$958	$35,847	$14,608

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

As of September 30, 2018, $280 million in principal amount of long-term debt securities remained available for issuance under a selling agency agreement executed on September 27, 2016, and pursuant to state regulatory authority.

6. COMMON STOCK

IDACORP Common Stock

During the nine months ended September 30, 2018, IDACORP granted 75,761 restricted stock unit awards to employees and 12,950 shares of common stock to directors but made no original issuances of shares of common stock pursuant to the IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan. As directed by IDACORP, plan administrators of the IDACORP, Inc. Dividend Reinvestment and Stock Purchase Plan and Idaho Power Company Employee Savings Plan use market purchases of IDACORP common stock, as opposed to original issuance of common stock from IDACORP, to acquire shares of IDACORP common stock for the plans. However, IDACORP may determine at any time to use original issuances of common stock under those plans.

Restrictions on Dividends

Idaho Power’s ability to pay dividends on its common stock held by IDACORP and IDACORP’s ability to pay dividends on its common stock are limited to the extent payment of such dividends would violate the covenants in their respective credit facilities or Idaho Power’s Revised Code of Conduct. A covenant under IDACORP’s credit facility and Idaho Power’s credit facility requires IDACORP and Idaho Power to maintain leverage ratios of consolidated indebtedness to consolidated total capitalization, as defined therein, of no more than 65 percent at the end of each fiscal quarter. At September 30, 2018, the leverage ratios for IDACORP and Idaho Power were 44 percent and 46 percent, respectively. Based on these restrictions, IDACORP’s and Idaho Power’s dividends were limited to $1.4 billion and $1.2 billion, respectively, at September 30, 2018. There are additional facility covenants, subject to exceptions, that prohibit or restrict the sale or disposition of property without consent and any agreements restricting dividend payments to IDACORP and Idaho Power from any material subsidiary. At September 30, 2018, IDACORP and Idaho Power were in compliance with those financial covenants.

Idaho Power’s Revised Code of Conduct relating to transactions between and among Idaho Power, IDACORP, and other affiliates, which was approved by the IPUC in April 2008, provides that Idaho Power will not pay any dividends to IDACORP that will reduce Idaho Power’s common equity capital below 35 percent of its total adjusted capital without IPUC approval. At September 30, 2018, Idaho Power's common equity capital was 54 percent of its total adjusted capital. Further, Idaho Power must obtain approval from the OPUC before it can directly or indirectly loan funds or issue notes or give credit on its books to IDACORP.

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

7. EARNINGS PER SHARE

The table below presents the computation of IDACORP’s basic and diluted earnings per share for the three and nine months ended September 30, 2018 and 2017 (in thousands, except for per share amounts).

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Numerator:
Net income attributable to IDACORP, Inc.	$102,231	$90,634	$200,661	$173,567
Denominator:
Weighted-average common shares outstanding - basic	50,434	50,362	50,431	50,361
Effect of dilutive securities	131	59	72	47
Weighted-average common shares outstanding - diluted	50,565	50,421	50,503	50,408
Basic earnings per share	$2.03	$1.80	$3.98	$3.45
Diluted earnings per share	$2.02	$1.80	$3.97	$3.44

8. COMMITMENTS

Purchase Obligations

IDACORP's and Idaho Power's purchase obligations did not change materially, outside of the ordinary course of business, during the nine months ended September 30, 2018, except that Idaho Power entered into agreements with solar, biomass, and hydro PURPA-qualifying facilities, which increased contractual payment obligations by approximately $57 million over the 20-year terms of the contracts.

Guarantees

Through a self-bonding mechanism, Idaho Power guarantees its portion of reclamation activities and obligations at BCC, of which IERCo owns a one-third interest. This guarantee, which is renewed annually with the Wyoming Department of Environmental Quality, was $58.4 million at September 30, 2018, representing IERCo's one-third share of BCC's total reclamation obligation of $175.2 million. BCC has a reclamation trust fund set aside specifically for the purpose of paying these reclamation costs. At September 30, 2018, the value of BCC's reclamation trust fund was $111.0 million. During the nine months ended September 30, 2018, the reclamation trust fund made distributions of $6.7 million for reclamation activity costs associated with the BCC surface mine. BCC periodically assesses the adequacy of the reclamation trust fund and its estimate of future reclamation costs. To ensure that the reclamation trust fund maintains adequate reserves, BCC has the ability to, and does, add a per-ton surcharge to coal sales, all of which are made to the Jim Bridger plant. Because of the existence of the fund and the ability to apply a per-ton surcharge, the estimated fair value of this guarantee is minimal.

IDACORP and Idaho Power enter into financial agreements and power purchase and sale agreements that include indemnification provisions relating to various forms of claims or liabilities that may arise from the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnification provisions cannot be reasonably estimated. IDACORP and Idaho Power periodically evaluate the likelihood of incurring costs under such indemnities based on their historical experience and the evaluation of the specific indemnities. As of September 30, 2018, management believes the likelihood is remote that IDACORP or Idaho Power would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnification obligations. Neither IDACORP nor Idaho Power has recorded any liability on their respective condensed consolidated balance sheets with respect to these indemnification obligations.

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

10. BENEFIT PLANS

Idaho Power has a noncontributory defined benefit pension plan (pension plan) and two nonqualified defined benefit plans for certain senior management employees called the Security Plan for Senior Management Employees I and Security Plan for Senior Management Employees II (collectively, SMSP). Idaho Power also has a nonqualified defined benefit pension plan for directors that was frozen in 2002. Remaining vested benefits from that plan are included with the SMSP in the disclosures below. The benefits under the pension plan are based on years of service and the employee’s final average earnings. Idaho Power also maintains a defined benefit postretirement benefit plan (consisting of health care and death benefits) that covers all employees who were enrolled in the active-employee group plan at the time of retirement as well as their spouses and qualifying dependents. The table below shows the components of net periodic benefit costs for the pension, SMSP, and postretirement benefits plans for the three months ended September 30, 2018 and 2017 (in thousands).

	Pension Plan		SMSP		Postretirement Benefits		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Service cost	$8,892	$8,436	$(79)	$189	$263	$245	$9,076	$8,870
Interest cost	9,761	9,739	1,062	1,079	660	695	11,483	11,513
Expected return on plan assets	(13,117)	(11,285)	—	—	(616)	(576)	(13,733)	(11,861)
Amortization of prior service cost	1	7	24	31	11	11	36	49
Amortization of net loss	3,381	3,298	947	742	—	—	4,328	4,040
Net periodic benefit cost	8,918	10,195	1,954	2,041	318	375	11,190	12,611
Regulatory deferral of net periodic benefit cost(1)	(8,498)	(9,708)	—	—	—	—	(8,498)	(9,708)
Previously deferred pension costs recognized(1)	4,288	4,288	—	—	—	—	4,288	4,288
Net periodic benefit cost recognized for financial reporting(1)(2)	$4,708	$4,775	$1,954	$2,041	$318	$375	$6,980	$7,191
 (1) Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, the Idaho portion of net periodic benefit cost is recorded as a regulatory asset and is recognized in the income statement as those costs are recovered through rates.
 (2) Of total net periodic benefit cost recognized for financial reporting, $4.1 million and $4.4 million, respectively, was recognized in "Other operations and maintenance" and $2.9 million and $2.8 million, respectively, was recognized in "Other expense, net" on the condensed consolidated statements of income of the companies for the three months ended September 30, 2018 and 2017.

The table below shows the components of net periodic benefit costs for the pension, SMSP, and postretirement benefits plans for the nine months ended September 30, 2018 and 2017 (in thousands).

	Pension Plan		SMSP		Postretirement Benefits		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Service cost	$28,377	$25,307	$(237)	$569	$789	$731	$28,929	$26,607
Interest cost	29,125	29,217	3,186	3,236	1,982	2,087	34,293	34,540
Expected return on plan assets	(39,227)	(33,854)	—	—	(1,850)	(1,730)	(41,077)	(35,584)
Amortization of prior service cost	4	21	73	95	35	35	112	151
Amortization of net loss	10,169	9,893	2,841	2,223	—	—	13,010	12,116
Net periodic benefit cost	28,448	30,584	5,863	6,123	956	1,123	35,267	37,830
Regulatory deferral of net periodic benefit cost(1)	(27,114)	(28,991)	—	—	—	—	(27,114)	(28,991)
Previously deferred pension costs recognized(1)	12,865	12,865	—	—	—	—	12,865	12,865
Net periodic benefit cost recognized for financial reporting(1)(2)	$14,199	$14,458	$5,863	$6,123	$956	$1,123	$21,018	$21,704
 (1) Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, the Idaho portion of net periodic benefit cost is recorded as a regulatory asset and is recognized in the income statement as those costs are recovered through rates.
 (2) Of total net periodic benefit cost recognized for financial reporting, $12.3 million and $13.3 million, respectively, was recognized in "Other operations and maintenance" and $8.7 million and $8.4 million, respectively, was recognized in "Other expense, net" on the condensed consolidated statements of income of the companies for the nine months ended September 30, 2018 and 2017.

Idaho Power has no minimum contribution requirement to its defined benefit pension plan in 2018. However, during the nine months ended September 30, 2018, Idaho Power made $40 million of discretionary contributions to its defined benefit pension plan, which was applied to IDACORP's 2017 tax return. Idaho Power's contributions are made in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions and to mitigate the cost of being in an underfunded position. The primary impact of pension contributions is on the timing of cash flows, as the timing of cost recovery lags behind contributions.

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

The table below presents the gains and losses on derivatives not designated as hedging instruments for the three and nine months ended September 30, 2018 and 2017 (in thousands).

		Gain/(Loss) on Derivatives Recognized in Income(1)
	Location of Realized Gain/(Loss) on Derivatives Recognized in Income	Three months ended September 30,		Nine months ended September 30,
		2018	2017	2018	2017
Financial swaps	Operating revenues	$(98)	$(309)	$168	$864
Financial swaps	Purchased power	6,793	904	6,604	169
Financial swaps	Fuel expense	95	883	(704)	1,549
Financial swaps	Other operations and maintenance	47	(45)	85	(126)
Forward contracts	Operating revenues	20	—	22	—
Forward contracts	Purchased power	(20)	(3)	(40)	(13)
Forward contracts	Fuel expense	6	—	30	3
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

Derivative Instrument Summary

The table below presents the fair values and locations of derivative instruments not designated as hedging instruments recorded on the balance sheets and reconciles the gross amounts of derivatives recognized as assets and as liabilities to the net amounts presented in the balance sheets at September 30, 2018, and December 31, 2017 (in thousands).

		Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Gross Fair Value	Amounts Offset	Net Assets	Gross Fair Value	Amounts Offset		Net Liabilities

September 30, 2018
Current:
Financial swaps	Other current assets	$1,401	$(499)	$902	$499	$(499)		$—
Financial swaps	Other current liabilities	36	(36)	—	84	(36)		48
Long-term:
Financial swaps	Other liabilities	8	(8)	—	35	(8)		27
Total		$1,445	$(543)	$902	$618	$(543)		$75

December 31, 2017
Current:
Financial swaps	Other current assets	$18	$—	$18	$—	$—		$—
Financial swaps	Other current liabilities	553	(553)	—	1,971	(748)	(1)	1,223
Forward contracts	Other current liabilities	—	—	—	2	—		2
Long-term:
Financial swaps	Other assets	4	—	4	—	—		—
Total		$575	$(553)	$22	$1,973	$(748)		$1,225
(1) Current liability derivative amount offset includes $0.2 million of collateral receivable for the period ended December 31, 2017.

The table below presents the volumes of derivative commodity forward contracts and swaps outstanding at September 30, 2018 and 2017 (in thousands of units).

		September 30,
Commodity	Units	2018	2017
Electricity purchases	MWh	84	122
Electricity sales	MWh	33	162
Natural gas purchases	MMBtu	8,754	7,975
Natural gas sales	MMBtu	308	230
Diesel purchases	Gallons	220	304

Credit Risk

At September 30, 2018, Idaho Power did not have material credit risk exposure from financial instruments, including derivatives. Idaho Power monitors credit risk exposure through reviews of counterparty credit quality, corporate-wide counterparty credit exposure, and corporate-wide counterparty concentration levels. Idaho Power manages these risks by establishing credit and concentration limits on transactions with counterparties and requiring contractual guarantees, cash deposits, or letters of credit from counterparties or their affiliates, as deemed necessary. Idaho Power’s physical power contracts are commonly under Western Systems Power Pool agreements, physical gas contracts are usually under North American Energy Standards Board contracts, and financial transactions are usually under International Swaps and Derivatives Association, Inc. contracts. These contracts contain adequate assurance clauses requiring collateralization if a counterparty has debt that is downgraded below investment grade by at least one rating agency.

Credit-Contingent Features

Certain Idaho Power derivative instruments contain provisions that require Idaho Power's unsecured debt to maintain an investment grade credit rating from Moody's Investors Service and Standard & Poor's Ratings Services. If Idaho Power's unsecured debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position at September 30, 2018 was $0.6 million. Idaho Power posted $0.6 million cash collateral related to this amount. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2018, Idaho Power would have been required to pay or post collateral to its counterparties up to an additional $3.3 million to cover the open liability positions as well as completed transactions that have not yet been paid.

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

IDACORP’s and Idaho Power’s assessment of a particular input's significance to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy. An item recorded at fair value is reclassified among levels when changes in the nature of valuation inputs cause the item to no longer meet the criteria for the level in which it was previously categorized. There were no transfers between levels or material changes in valuation techniques or inputs during the nine months ended September 30, 2018.

The table below presents information about IDACORP’s and Idaho Power’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2018, and December 31, 2017 (in thousands).

	September 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds
IDACORP (1)	$71,230	$—	$—	$71,230	$28,038	$—	$—	$28,038
Idaho Power	109,038	—	—	109,038	10,260	—	—	10,260
Derivatives	902	—	—	902	22	—	—	22
Equity securities	27,540	—	—	27,540	30,266	—	—	30,266
Liabilities:
Derivatives	75	—	—	75	1,223	2	—	1,225
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

The table below presents the carrying value and estimated fair value of financial instruments that are not reported at fair value, as of September 30, 2018, and December 31, 2017, using available market information and appropriate valuation methodologies (in thousands).

	September 30, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
IDACORP
Assets:
Notes receivable(1)	$3,804	$3,804	$3,804	$3,804
Liabilities:
Long-term debt(1)	1,834,422	1,919,026	1,746,123	1,915,459
Idaho Power
Liabilities:
Long-term debt(1)	1,834,422	1,919,026	1,746,123	1,915,459
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

	Utility Operations	All Other	Eliminations	Consolidated Total
Three months ended September 30, 2018:
Revenues	$407,355	$1,446	$—	$408,801
Net income attributable to IDACORP, Inc.	100,194	2,037	—	102,231
Total assets as of September 30, 2018	6,178,377	147,307	(37,048)	6,288,636
Three months ended September 30, 2017:
Revenues	$406,655	$1,669	$—	$408,324
Net income attributable to IDACORP, Inc.	88,329	2,305	—	90,634
Nine months ended September 30, 2018:
Revenues	$1,055,515	$3,345	$—	$1,058,860
Net income attributable to IDACORP, Inc.	196,687	3,974	—	200,661
Nine months ended September 30, 2017:
Revenues	$1,040,387	$3,487	$—	$1,043,874
Net income attributable to IDACORP, Inc.	169,192	4,375	—	173,567

14. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

The table below presents changes in components of accumulated other comprehensive income (AOCI), net of tax, during the three and nine months ended September 30, 2018 and 2017 (in thousands). Items in parentheses indicate charges to AOCI.

	Defined Benefit Pension Items
	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Balance at beginning of period	$(29,521)	$(19,941)	$(30,964)	$(20,882)
Amounts reclassified out of AOCI	721	471	2,164	1,412
Balance at end of period	$(28,800)	$(19,470)	$(28,800)	$(19,470)

The table below presents amounts reclassified out of components of AOCI and the income statement location of those amounts reclassified during the three and nine months ended September 30, 2018 and 2017 (in thousands). Items in parentheses indicate increases to net income.

	Amount Reclassified from AOCI
Details About AOCI	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Amortization of defined benefit pension items(1)
Prior service cost	$24	$31	$73	$95
Net loss	947	742	2,841	2,223
Total before tax	971	773	2,914	2,318
Tax benefit(2)	(250)	(302)	(750)	(906)
Net of tax	721	471	2,164	1,412
Total reclassification for the period	$721	$471	$2,164	$1,412
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

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of IDACORP, Inc. and subsidiaries (the “Company”) as of September 30, 2018, the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2018 and 2017 and of equity and cash flows for the nine-month periods ended September 30, 2018 and 2017, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our reviews in accordance with standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ DELOITTE & TOUCHE LLP

Boise, Idaho
November 1, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Idaho Power Company

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Idaho Power Company and subsidiary (the “Company”) as of September 30, 2018, the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2018 and 2017 and of cash flows for the nine-month periods ended September 30, 2018 and 2017, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our reviews in accordance with standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ DELOITTE & TOUCHE LLP

Boise, Idaho
November 1, 2018

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

EXECUTIVE OVERVIEW

Management's Outlook and Company Initiatives

In the Annual Report on Form 10-K for the year ended December 31, 2017, IDACORP's and Idaho Power's management included a brief overview of their initiatives and strategies for the companies for 2018 and beyond, under the heading "Executive Overview - 2018 Initiatives and Strategy" in the MD&A. As of the date of this report, management's outlook and strategy remain consistent with that discussion. Most notably:

•
Idaho Power continues to expect positive customer growth in its service area, and continues to participate in and support state and local economic development initiatives aimed at responsible and sustainable growth. During the first nine months of 2018, Idaho Power's customer count grew by approximately 9,000 customers, and for the twelve months ended September 30, 2018, the customer growth rate was 2.2 percent.

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

During the first nine months of 2018, Idaho Power reached various regulatory settlements that were approved by the IPUC and OPUC. These approved settlements related to recent income tax reform, the indefinite extension, with modifications, of the current earnings support and sharing mechanism, the prudence of certain Hells Canyon Complex (HCC) relicensing costs, the treatment of costs incurred to join the energy imbalance market implemented in the western United States (Western EIM), and the creation of new customer classes for customers with on-site generation. Idaho Power believes that these regulatory actions are positive as they reduce future uncertainty for both shareholders and customers. Refer to "Regulatory Matters" in this MD&A for more information on these and other regulatory proceedings.

Summary of Financial Results

The following is a summary of Idaho Power's net income, net income attributable to IDACORP, and IDACORP's earnings per diluted share for the three and nine months ended September 30, 2018 and 2017 (in thousands, except earnings per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Idaho Power net income	$100,194	$88,329	$196,687	$169,192
Net income attributable to IDACORP, Inc.	$102,231	$90,634	$200,661	$173,567
Average outstanding shares – diluted	50,565	50,421	50,503	50,408
IDACORP, Inc. earnings per diluted share	$2.02	$1.80	$3.97	$3.44

The table below provides a reconciliation of net income attributable to IDACORP for the three and nine months ended September 30, 2018, from the same periods in 2017 (items are in millions and are before related income tax impact unless otherwise noted).

	Three months ended		Nine months ended
Net income attributable to IDACORP, Inc. - September 30, 2017		$90.6		$173.6
Increase (decrease) in Idaho Power net income:
Customer growth, net of associated power supply costs and power cost adjustment mechanisms	2.9		7.1
Usage per retail customer, net of associated power supply costs and power cost adjustment mechanisms	(2.0)		(8.9)
Idaho fixed cost adjustment (FCA) revenues	5.1		16.1
Retail revenues per megawatt-hour (MWh), net of associated power supply costs and power cost adjustment mechanisms	(10.2)		(20.4)
Transmission services (wheeling) and other revenues	7.0		11.6
Non-cash amortization of regulatory deferrals (related to tax reform)	(2.9)		(4.0)
Other operations and maintenance (O&M) expenses (excluding non-cash amortization of regulatory deferrals)	(5.2)		(8.9)
Depreciation expense	(1.4)		(0.8)
Other changes in operating revenues and expenses, net	(0.1)		(1.0)
Revenue sharing with customers	(1.5)		(1.5)
Decrease in Idaho Power operating income	(8.3)		(10.7)
Earnings of equity-method investments	1.4		5.3
Non-operating income and expenses	—		1.2
Tax benefit from remeasurement of deferred taxes and make-whole premium for early bond redemption	5.7		7.0
Income tax expense (excluding tax benefit from remeasurement of deferred taxes and early bond redemption)	13.1		24.7
Total increase in Idaho Power net income		11.9		27.5
Other IDACORP changes (net of tax)		(0.3)		(0.4)
Net income attributable to IDACORP, Inc. - September 30, 2018		$102.2		$200.7

Net Income - Third Quarter 2018

IDACORP's net income increased $11.6 million for the third quarter of 2018 compared with the third quarter of 2017, primarily due to higher net income at Idaho Power.

Customer growth increased operating income by $2.9 million in the third quarter of 2018 compared with the third quarter of 2017, as the number of Idaho Power customers grew by 2.2 percent during the twelve months ended September 30, 2018. Sales volumes on a per-customer basis decreased operating income by $2.0 million in the third quarter of 2018 compared with the third quarter of 2017. A decrease in sales volumes to residential customers was partially offset by an increase in usage per irrigation customer. Milder temperatures in the third quarter of 2018 compared with the third quarter of 2017 caused residential customers to use 7 percent less electricity per customer for cooling and heating, while decreased precipitation led agricultural irrigation customers to use 6 percent more electricity per customer to operate irrigation pumps. The decrease in residential sales volumes was partially offset by the FCA mechanism (applicable to residential and small commercial customers), which increased revenues by $5.1 million during the third quarter of 2018 compared with the third quarter of 2017.

The net decrease in retail revenues per MWh reduced operating income by $10.2 million in the third quarter of 2018 compared with the third quarter of 2017. The settlement stipulations approved by the IPUC and OPUC during the second quarter of 2018 relating to recent income tax reform reduced revenues by approximately $7 million in the third quarter of 2018 compared with the third quarter of 2017. The timing of the revenue reductions may not align with decreases in income tax expense in any given period due to the method and timing of customer rate reductions provided for in the settlement stipulations, the nature and timing of income tax accruals, discrete items, and other items discussed in more detail in the Income Tax Reform section below. Also, a change in customer sales mix reduced the retail revenues per MWh as volumes sold to residential customers made up a smaller portion of the customer sales mix. Residential customers generally pay higher rates than other customers.

During the third quarter of 2018, Idaho Power benefited from a $7.0 million increase in transmission services (wheeling) and other revenue, compared with the third quarter of 2017. This change was largely due to an increase in Idaho Power's open access transmission tariff (OATT) rates that became effective in October 2017 and an increase in wheeling volumes.

Other O&M expenses included $2.9 million of non-cash amortization expense of regulatory deferrals that would otherwise be a future liability of Idaho customers, as provided by the settlement stipulation approved by the IPUC related to income tax reform. Excluding the non-cash amortization of regulatory deferrals, other O&M expenses were $5.2 million higher in the third quarter of 2018 compared with the third quarter of 2017. In the third quarter of 2018 compared with the third quarter of 2017, transmission and distribution asset maintenance expense increased $1.4 million due to higher maintenance service costs and labor and benefit costs increased $3.8 million primarily related to higher variable employee-related costs.

Depreciation expense was $1.4 million higher in the third quarter of 2018 compared with the third quarter of 2017, due to an increase in plant-in-service.

During the third quarter of 2018, Idaho Power recorded $1.5 million as a provision against current revenues to be refunded to customers through a future rate reduction, based on its estimate of full-year 2018 return on year-end equity in the Idaho jurisdiction (Idaho ROE). In 2018, Idaho Power did not record any provision for sharing with customers prior to the third quarter or in any periods during 2017. This revenue sharing arrangement, which requires Idaho Power to share with Idaho customers a portion of Idaho-jurisdiction earnings exceeding a 10.0 percent Idaho ROE, is related to a December 2011 settlement stipulation with the IPUC, which was extended and modified in October 2014 (October 2014 Idaho Earnings Support and Sharing Settlement Stipulation). The October 2014 Idaho Earnings Support and Sharing Settlement Stipulation is described further in "Regulatory Matters" in this MD&A and in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report.

Due to the recent federal and Idaho income tax rate changes (discussed in further detail below), Idaho Power remeasured deferred taxes on the adjustment of temporary differences related to IDACORP’s 2017 consolidated income tax return filings, which decreased Idaho Power income tax expense by $5.7 million in the third quarter of 2018, compared with the same period in 2017. Excluding the remeasurement, Idaho Power income tax expense decreased $13.1 million in the third quarter of 2018 compared with the third quarter of 2017, due primarily to the lower federal and state statutory income tax rates.

Net Income - Year-to-Date 2018
IDACORP's net income increased $27.1 million for the first nine months of 2018 compared with the same period in 2017, primarily due to higher net income at Idaho Power. Customer growth added $7.1 million to Idaho Power operating income, compared with the first nine months of 2017. Sales volumes on a per-customer basis decreased operating income by $8.9 million in the first nine months of 2018 compared with the same period in 2017. A decrease in sales volumes to residential customers was partially offset by an increase in usage per irrigation customer. Milder temperatures in the first nine months of 2018 compared with the same period of 2017 caused residential customers to use 7 percent less electricity per customer for cooling and heating, while decreased precipitation led agricultural irrigation customers to use 9 percent more electricity per customer to operate irrigation pumps. However, due to the lower usage by residential customers, the FCA mechanism added $16.1 million to operating income during the first nine months of 2018, compared with the first nine months of 2017.

The net decrease in retail revenues per MWh reduced operating income by $20.4 million in the first nine months of 2018 compared with the same period in 2017. The settlement stipulations approved by the IPUC and OPUC during the second quarter of 2018 relating to recent income tax reform reduced revenues by approximately $14 million in the first nine months of 2018. The timing of the revenue reductions may not align with decreases in income tax expense in any given period due to the method and timing of customer rate reductions provided for in the settlement stipulations, the nature and timing of income tax accruals, discrete items, and other items discussed in more detail in the Income Tax Reform section below. Also, a change in customer sales mix reduced the retail revenues per MWh as volumes sold to residential customers made up a smaller portion of the customer sales mix. Residential customers generally pay higher rates than other customers.

During the first nine months of 2018, Idaho Power benefited from an $11.6 million increase in transmission services (wheeling) and other revenues, compared with the first nine months of 2017. This change was largely due to an increase in Idaho Power's OATT rates that became effective in October 2017 and, to a lesser extent, an increase in wheeling volumes.

Other O&M expenses included $4.0 million of non-cash amortization expense of regulatory deferrals that would otherwise be a future liability of Idaho customers, as provided by the settlement stipulation approved by the IPUC related to income tax reform. Excluding the non-cash amortization of regulatory deferrals, other O&M expenses were $8.9 million higher in the first nine months of 2018 compared with the first nine months of 2017. In the first nine months of 2018, compared with the same period in 2017, transmission and distribution asset maintenance expense increased $3.4 million due to higher maintenance service costs and labor and benefit costs increased $5.6 million primarily related to higher variable employee-related costs.

As noted above, during the first nine months of 2018, Idaho Power recorded $1.5 million as a provision against current revenues to be refunded to customers through a future rate reduction pursuant to the October 2014 Idaho Earnings Support and Sharing Settlement Stipulation.

An increase in income from Idaho Power's unconsolidated investment in BCC increased non-operating income by $5.3 million in the first nine months of 2018 compared with the first nine months in 2017, primarily due to an increase in coal sales prices and lower expenses at BCC. Idaho Power anticipates that projected coal sales prices and coal delivery volumes to the Jim Bridger plant in the fourth quarter of 2018 will result in lower revenues, and therefore, will decrease income from BCC in the fourth quarter of 2018 compared with the fourth quarter of 2017. Idaho Power expects income from BCC for the full-year 2018 to be comparable with the income from BCC in 2017.

Idaho Power's $5.7 million remeasurement of deferred taxes resulting from the federal and Idaho income tax rate change (discussed in further detail below) on the adjustment of temporary differences related to IDACORP’s 2017 consolidated income tax return filings and the $1.3 million flow-through benefit of tax deductible make-whole premiums that Idaho Power paid in connection with the early redemption of long-term debt in April 2018 decreased Idaho Power income tax expense by $7.0 million during the first nine months of 2018, compared with the first nine months of 2017. Excluding these items, Idaho Power income tax expense was $24.7 million lower during the first nine months of 2018 compared with the first nine months of 2017, due mostly to the lower federal and state statutory income tax rates resulting from income tax reform.

Overview of General Factors and Trends Affecting Results of Operations and Financial Condition

IDACORP's and Idaho Power's results of operations and financial condition are affected by a number of factors, and the impact of those factors is discussed in more detail below in this MD&A. To provide context for the discussion elsewhere in this report, some of the more notable factors are summarized below:

•
Income Tax Reform: In December 2017, the Tax Cuts and Jobs Act was signed into law, which lowered the corporate federal income tax rate from 35 percent to 21 percent and modified or eliminated certain federal income tax deductions for corporations. The majority of the changes, including the rate reduction, became effective on January 1, 2018. In March 2018, Idaho House Bill 463 was signed into law reducing the Idaho state corporate income tax rate from 7.4 percent to 6.925 percent. In May 2018, the IPUC issued an order approving a settlement stipulation (May 2018 Idaho Tax Reform Settlement Stipulation) related to income tax reform. Beginning June 1, 2018, the settlement stipulation provides an annual (a) $18.7 million reduction to Idaho customer base rates and (b) $7.4 million amortization (currently recorded as Other O&M expense) of existing regulatory deferrals for specified items or future amortization of other existing or future unspecified regulatory deferrals that would otherwise be a future liability recoverable from Idaho customers. Additionally, a one-time benefit of a $7.8 million rate reduction is being provided to Idaho customers through the Idaho-jurisdiction power cost adjustment (PCA) mechanism during the period from June 1, 2018, through

May 31, 2019, for the income tax reform benefits accrued from January 1, 2018 to May 31, 2018, and the income tax reform benefits related to Idaho Power's OATT. The OATT amount provided via the PCA mechanism will decrease to $2.7 million on June 1, 2019, for income tax reform benefits related to Idaho Power's OATT and will cease on June 1, 2020, to reflect the full inclusion of income tax reform benefits in Idaho Power's OATT. The May 2018 Idaho Tax Reform Settlement Stipulation was designed to return to Idaho customers their share of the estimated annual pro forma tax expense reductions resulting from income tax reform, based on the full-year 2017 as required by the IPUC. Idaho Power financial results from 2018 forward will be affected by any differences between annual income tax expense and the pro forma 2017 income tax expense used in the settlement until incorporated into a future rate proceeding or rate case. Refer to "Regulatory Matters" in this MD&A for more information on the related regulatory proceedings.

•
Regulation of Rates and Cost Recovery: The price that Idaho Power is authorized to charge for its electric and transmission service is a critical factor in determining IDACORP's and Idaho Power's results of operations and financial condition. Those rates are established by state regulatory commissions and the FERC and are intended to allow Idaho Power an opportunity to recover its expenses and earn a reasonable return on investment. Idaho Power focuses on timely recovery of its costs through filings with its regulators, working to put in place innovative regulatory mechanisms, and on the prudent management of expenses and investments. The October 2014 Idaho Earnings Support and Sharing Settlement Stipulation includes provisions for the accelerated amortization of certain tax credits to help achieve a minimum 9.5 percent Idaho ROE. The settlement stipulation also provides for the potential sharing between Idaho Power and customers of Idaho-jurisdictional earnings in excess of specified levels of Idaho ROE. The May 2018 Idaho Tax Reform Settlement Stipulation provides for the indefinite extension of the October 2014 Idaho Earnings Support and Sharing Settlement Stipulation beyond its termination date of December 31, 2019. These settlement stipulations are described in "Regulatory Matters" in this MD&A and in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report. During 2018, Idaho Power will continue to assess the need to file a general rate case to reset base rates, but does not anticipate filing a rate case in the next twelve months.

•
Economic Conditions and Loads: Economic conditions impact consumer demand for energy, revenues, collectability of accounts, the volume of wholesale energy sales, and the need to construct and improve infrastructure, purchase power, and implement programs to meet customer load demands. In recent years, Idaho Power has seen growth in the number of customers in its service area. Over the 12 months ended September 30, 2018, Idaho Power's customer count grew by 2.2 percent. Idaho Power expects its number of customers to continue to increase in the foreseeable future. Employment in Idaho Power's service area grew by approximately 2.6 percent during the twelve months ended September 30, 2018, based on Idaho Department of Labor preliminary September 2018 data. Idaho Power has in recent years supported State of Idaho-coordinated efforts to promote economic development with an emphasis on attracting industrial and commercial customers to its service area.

Idaho Power’s system is dual peaking, with the larger peak demand occurring in the summer. On July 9, 2018, Idaho Power reached its highest system peak demand so far in 2018 of 3,392 megawatts (MW), which was 30 MW below the all-time system peak demand, 3,422 MW, which was set on July 7, 2017.

In August 2018, Idaho Power began preparing its 2019 Integrated Resource Plan (IRP). As of the date of this report, the preliminary load forecast assumptions Idaho Power expects to use in the 2019 IRP are included in the table below. For comparison purposes, the analogous average annual growth rates used in the prior two IRPs are included.

	5-Year Forecast		20-Year Forecast
	Annual Growth Rate: Retail Sales (Billed MWh)	Annual Growth Rate: Annual Peak (Peak Demand)	Annual Growth Rate: Retail Sales (Billed MWh)	Annual Growth Rate: Annual Peak (Peak Demand)
2019 IRP (preliminary)	1.3%	1.4%	1.0%	1.2%
2017 IRP	1.1%	1.6%	0.9%	1.4%
2015 IRP	1.1%	1.5%	1.1%	1.4%

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

Further, as Idaho Power's hydroelectric facilities comprise nearly one-half of Idaho Power's nameplate generation capacity, precipitation levels impact the mix of Idaho Power's generation resources. When hydroelectric generation is reduced, Idaho Power must rely on more expensive generation sources and purchased power. When favorable hydroelectric generating conditions exist for Idaho Power, they also may exist for other Pacific Northwest hydroelectric facility operators, lowering regional wholesale market prices and impacting the revenue Idaho Power receives from wholesale energy sales of its excess power. Much of the adverse or favorable impact of this volatility is addressed through the Idaho and Oregon power cost adjustment mechanisms. For 2018, Idaho Power expects generation from its hydroelectric resources to be in the range of 8.5 to 9.0 million MWh, compared with 20-year average annual hydroelectric generation of 7.5 million MWh.

•
Rate Base Growth and Infrastructure Investment: As noted above, the rates established by the IPUC and OPUC are determined so as to provide an opportunity for Idaho Power to recover authorized operating expenses and earn a reasonable return on “rate base.” Rate base is generally determined by reference to the original cost (net of accumulated depreciation) of utility plant in service and certain other assets, subject to various adjustments for deferred taxes and other items. Over time, rate base is increased by additions to utility plant in service and reduced by depreciation and retirement of utility plant and write-offs as authorized by the IPUC and OPUC. In recent years, Idaho Power has been pursuing significant enhancements to its utility infrastructure, including major ongoing transmission projects such as the Boardman-to-Hemingway and Gateway West projects, in an effort to ensure an adequate supply of electricity, to provide service to new customers, and to maintain system reliability. Idaho Power's existing hydroelectric and thermal generation facilities also require continuing upgrades and component replacement, and the company is undertaking a significant relicensing effort for the HCC, its largest hydroelectric generation resource. Idaho Power intends to pursue timely inclusion of any significant completed capital projects into rate base as part of a general rate case or other appropriate regulatory proceeding.

•
Mitigation of Impact of Fuel and Purchased Power Expense: In addition to hydroelectric generation, Idaho Power relies significantly on natural gas and coal to fuel its generation facilities and power purchases in the wholesale markets. Fuel costs are impacted by electricity sales volumes, the terms of contracts for fuel, Idaho Power's generation capacity, the availability of hydroelectric generation resources, transmission capacity, energy market prices, and Idaho Power's hedging program for managing fuel costs. Recently, low natural gas prices have made operation of Idaho Power's natural gas power plants more economical, resulting in increased operation of those plants and decreased operation of coal-fired plants. Purchased power costs are impacted by the terms of contracts for purchased power, the rate of expansion of alternative energy generation sources such as wind or solar energy, and wholesale energy market prices. The Idaho and Oregon power cost adjustment mechanisms mitigate in large part the potential adverse impacts to Idaho Power of fluctuations in power supply costs.

•
Regulatory and Environmental Compliance Costs: Idaho Power is subject to extensive federal and state laws, policies, and regulations, as well as regulatory actions and audits by agencies and quasi-governmental agencies, including the FERC, the North American Electric Reliability Corporation, and the Western Electricity Coordinating Council. Compliance with these requirements directly influences Idaho Power's operating environment and affects Idaho Power's operating costs. Environmental laws and regulations, in particular, may increase the cost of operating generation plants and constructing new facilities, require that Idaho Power install additional pollution control devices at existing generating plants, or require that Idaho Power cease operating certain generation plants. Idaho Power expects to spend significant amounts on environmental compliance and controls in the next decade.

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

RESULTS OF OPERATIONS

This section of MD&A takes a closer look at the significant factors that affected IDACORP’s and Idaho Power’s earnings during the three and nine months ended September 30, 2018. In this analysis, the results for the three and nine months ended September 30, 2018, are compared with the same periods in 2017.

The table below presents Idaho Power’s energy sales and supply (in thousands of MWh) for the three and nine months ended September 30, 2018 and 2017.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Retail energy sales	4,453	4,438	11,275	11,309
Wholesale energy sales	190	185	1,871	1,624
Bundled energy sales	129	31	426	182
Total energy sales	4,772	4,654	13,572	13,115
Hydroelectric generation	1,801	1,991	7,373	7,169
Coal generation	1,081	1,236	2,148	2,578
Natural gas and other generation	768	665	996	1,067
Total system generation	3,650	3,892	10,517	10,814
Purchased power	1,474	1,115	4,047	3,269
Line losses	(352)	(353)	(992)	(968)
Total energy supply	4,772	4,654	13,572	13,115

Sales Volume and Generation: In the third quarter and first nine months of 2018, retail sales volumes were relatively flat compared with the same periods in the prior year. Customer growth increased sales volumes during the three and nine months ended September 30, 2018, compared with the same periods in 2017, with the number of Idaho Power's customers growing by 2.2 percent over the prior twelve months. During the three and nine months ended September 30, 2018, usage per irrigation customer was approximately 6 percent and 9 percent higher, respectively, compared with the same periods in 2017. Precipitation in the Idaho Power service area during the first nine months of 2018 was significantly less than in the first nine months of 2017, which increased usage by irrigation customers in the third quarter and first nine months of 2018. Usage per residential customer was approximately 7 percent lower in both the third quarter and the first nine months of 2018, respectively, compared with the same periods in 2017. The decrease in residential usage was primarily due to more moderate weather during the first nine months of 2018 compared with the same period in 2017, which decreased the use of electricity for heating and cooling purposes. Cooling degree-days in Boise, Idaho, were 17 percent lower during the nine months ended September 30, 2018, compared with the same period in 2017, but 19 percent above normal. Heating degree-days in Boise, Idaho, were 17 percent lower during the nine months ended September 30, 2018 compared with the same period in 2017, and 14 percent below normal. Also, bundled energy sales volumes increased during the third quarter and first nine months of 2018 compared with the same periods in 2017. The solar generation projects under PURPA contracts that were initiated in 2017 generated an increased number of renewable energy credits to sell bundled with electricity.

Total system generation decreased 6 percent and 3 percent for the three and nine months ended September 30, 2018, respectively, compared with the same periods in 2017. For the first nine months of 2018, hydroelectric generation comprised 70 percent of Idaho Power's total system generation, compared with 66 percent for the first nine months of 2017. Generation from Idaho Power's hydroelectric plants increased due to strong reservoir storage attributable to above-normal snowpack in 2017 and near-normal snowpack during the first nine months of 2018. For both the three and nine months ended September 30, 2018, purchased power increased, compared with the same periods in 2017. Increased purchased power was due to an increase in energy purchased from generation projects under mandatory PURPA contracts, and wholesale gas and electricity market conditions that warranted third-party power purchases to serve system load or fulfill wholesale energy sale commitments. The increase in purchased power during the third quarter of 2018 reduced thermal generation, compared with the third quarter of 2017. For the nine months ended September 30, 2018, the increased purchased power and increased hydroelectric generation reduced thermal generation, compared with the same period in 2017.

Wholesale energy sales volumes in the third quarter of 2018 were relatively flat, increasing 5 thousand MWh, or 3 percent, compared with the third quarter of 2017. During the first nine months of 2018, wholesale energy sales volumes increased 247 thousand MWh, or 15 percent, compared with the first nine months of 2017. The increase in the first nine months of 2018 compared with the first nine months of 2017 was primarily due to an increase in purchased power resulting in increased energy available for wholesale energy sales.

The financial impacts of fluctuations in wholesale energy sales, purchased power, fuel expense, and other power supply-related expenses are addressed in Idaho Power's Idaho and Oregon power cost adjustment mechanisms, which are described later in this MD&A.

Operating Revenues

Retail Revenues: The table below presents Idaho Power’s retail revenues (in thousands) and MWh sales volumes (in thousands) for the three and nine months ended September 30, 2018 and 2017, and the number of customers as of September 30, 2018 and 2017.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Retail revenues:
Residential (includes $4,789, ($264), $23,841, and $8,068, respectively, related to the FCA(1))	$137,177	$145,555	$393,014	$410,246
Commercial (includes $305, $220, $958, and $606, respectively, related to the FCA(1))	85,936	89,305	237,127	242,564
Industrial	50,292	52,771	144,951	147,995
Irrigation	88,934	89,370	154,406	146,363
Provision for sharing	(1,500)	—	(1,500)	—
Deferred revenue related to HCC relicensing AFUDC(2)	(2,815)	(3,432)	(6,861)	(8,366)
Total retail revenues	$358,024	$373,569	$921,137	$938,802
Volume of retail sales (MWh)
Residential	1,326	1,395	3,766	3,993
Commercial	1,109	1,112	3,079	3,090
Industrial	854	855	2,502	2,496
Irrigation	1,164	1,076	1,928	1,730
Total retail MWh sales	4,453	4,438	11,275	11,309
Number of retail customers at period end
Residential	461,389	450,857
Commercial	71,416	70,066
Industrial	118	120
Irrigation	21,189	20,914
Total customers	554,112	541,957
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

Changes in rates, changes in customer demand, and changes in FCA mechanism revenues are the primary reasons for fluctuations in retail revenues from period to period. The primary influences on customer demand for electricity are weather, economic conditions, and energy efficiency. Extreme temperatures increase sales to customers who use electricity for cooling and heating, while moderate temperatures decrease sales. Precipitation levels and the timing of precipitation during the agricultural growing season also affect sales to customers who use electricity to operate irrigation pumps. Rates are also seasonally adjusted, providing for higher rates during peak load periods, and residential customer rates are tiered, providing for higher rates based on higher levels of usage. The seasonal and tiered rate structures contribute to seasonal fluctuations in revenues and earnings.

For purposes of illustration, Boise, Idaho weather-related information for the three and nine months ended September 30, 2018 and 2017, is presented in the table that follows.

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	Normal	2018	2017	Normal (2)
Heating degree-days(1)	67	131	121	2,850	3,442	3,320
Cooling degree-days(1)	923	1,108	751	1,115	1,341	934
Precipitation (inches)	0.1	0.8	0.9	7.0	12.0	7.7
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

Retail revenues decreased $15.5 million during the third quarter of 2018, and decreased $17.7 million during the first nine months of 2018, compared with the same periods in 2017. The factors affecting retail revenues during the period are discussed below.

•
Rates: Rate changes, including the revenue reductions due to the settlement stipulations related to income tax reform described further in "Regulatory Matters" in this MD&A and in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report, decreased retail revenues by $17.9 million and $24.5 million for the three and nine months ended September 30, 2018, respectively, compared with the same periods in 2017. As a direct result of settlement stipulations approved by the IPUC and OPUC during the second quarter of 2018 relating to income tax reform, Idaho Power's revenues decreased approximately $7 million in the third quarter of 2018 and approximately $14 million in the first nine months of 2018. The timing of the revenue reductions may not align with decreases in income tax expense in any given period due to the method and timing of customer rate reductions provided for in the settlement stipulations, the nature and timing of income tax accruals, discrete items, and other items discussed in this MD&A. The customer rates include collection of amounts related to the PCA mechanism, which decreased revenues by $10.2 million and $7.7 million during the three and nine months ended September 30, 2018, respectively, compared with the same periods in 2017. The collection of amounts related to the PCA mechanism in rates has no effect on operating income as a corresponding amount is recorded as expense in the same period it is collected through rates.

•
Customers: Continued customer growth increased retail revenues $3.6 million and $9.2 million in the three and nine months ended September 30, 2018, respectively, compared with the same periods in 2017.

•
Usage: Lower usage (on a per customer basis), primarily by residential customers, decreased retail revenues by $4.9 million during the third quarter of 2018 and $16.9 million during the nine months ended September 30, 2018, when compared with the same periods in 2017. Decreased usage was primarily the result of more moderate temperatures in the Idaho Power service area during the first nine months of 2018 compared with the first nine months of 2017, which led to decreased usage by residential customers for heating and cooling. For the three and nine months ended September 30, 2018, a 6 percent and 9 percent increase in usage per irrigation customer, respectively, was more than offset in both periods by a 7 percent decrease in usage per residential customer, compared with the same periods in 2017. Precipitation in the Idaho Power service area during the first nine months of 2018 was significantly less than during the first nine months of 2017, which led to increased usage by irrigation customers.

•
FCA Revenue: The FCA mechanism, applicable to residential and small commercial customers, adjusts revenue each year to accrue, or defer, the difference between the authorized fixed-cost recovery amount per customer and the actual fixed costs per customer recovered by Idaho Power through volume-based rates during the year. Lower usage (on a per customer basis) by residential and small general service customers during the three and nine months ended September 30, 2018 increased the amount of FCA revenue accrued by $5.1 million and $16.1 million, respectively, compared with the same periods in 2017.

•
Sharing: During the third quarter of 2018, Idaho Power recorded $1.5 million as a provision against current revenues to be refunded to customers through a future rate reduction, based on its estimate of full-year 2018 Idaho ROE. Idaho Power did not record any provision for sharing in 2018 prior to the third quarter or in 2017. This revenue sharing arrangement, which requires Idaho Power to share with Idaho customers a portion of Idaho-jurisdiction earnings exceeding a 10.0 percent Idaho ROE, is related to the October 2014 Idaho Earnings Support and Sharing Settlement Stipulation. The October 2014 Idaho Earnings Support and Sharing Settlement Stipulation is described further in

"Regulatory Matters" in this MD&A and in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report.

Wholesale Energy Sales: Wholesale energy sales consist primarily of long-term sales contracts, opportunity sales of surplus system energy, and sales into the Western EIM, and do not include derivative transactions. The table below presents Idaho Power’s wholesale energy sales for the three and nine months ended September 30, 2018 and 2017 (in thousands, except for per MWh amounts).

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Wholesale energy revenues	$12,408	$5,101	$35,093	$18,061
Wholesale MWh sold	190	185	1,871	1,624
Wholesale energy revenues per MWh	$65.31	$27.57	$18.76	$11.12

In the three and nine months ended September 30, 2018, wholesale energy revenue increased by $7.3 million, or 143 percent, and $17.0 million, or 94 percent, respectively, compared with the same periods of 2017. The average price of wholesale energy sales was 137 percent and 69 percent higher for the three and nine months ended September 30, 2018, respectively, compared with the same periods of 2017. While wholesale energy sales volumes were relatively flat during the three months ended September 30, 2018 compared with the same period of 2017, wholesale energy sales volumes increased 15 percent in the first nine months of 2018, compared with the same period of 2017. Wholesale energy prices increased significantly in the third quarter of 2018 compared with the third quarter of 2017 as the number of cooling degree days in the Pacific Northwest region were higher, particularly during the month of July 2018 compared with July 2017, which increased the demand for energy and drove the increase in wholesale energy revenues per MWh. An increase in purchased power resulted in additional energy available for wholesale energy sales in the first nine months of 2018 compared with the same period of 2017. The increase in wholesale energy sales volumes and sales prices during the three and nine months ended September 30, 2018, compared with the same periods in 2017, was also due to transactions in the Western EIM, which commenced in April 2018.

Transmission Services (Wheeling) Revenues: Revenue from transmission services increased $6.8 million and $11.2 million during the three and nine months ended September 30, 2018, respectively, compared with the same periods of 2017, largely due to Idaho Power's OATT rates that increased in October 2017 and an increase in wheeling volumes.

Energy Efficiency Program Revenues: In both Idaho and Oregon, energy efficiency riders fund energy efficiency program expenditures. Expenditures funded through the riders are reported as an operating expense with an equal amount recorded in revenues, resulting in no net impact on earnings. The cumulative variance between expenditures and amounts collected through the rider is recorded as a regulatory asset or liability. A liability balance indicates that Idaho Power has collected more than it has spent and an asset balance indicates that Idaho Power has spent more than it has collected. At September 30, 2018, Idaho Power's energy efficiency rider balances were a $6.8 million regulatory liability in the Idaho jurisdiction and a $6.7 million regulatory asset in the Oregon jurisdiction.

Operating Expenses

Purchased Power: The table below presents Idaho Power’s purchased power expenses and volumes for the three and nine months ended September 30, 2018 and 2017 (in thousands, except for per MWh amounts).

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Expense
PURPA contracts	$56,168	$50,660	$145,973	$127,896
Other purchased power (including wheeling)	36,225	24,993	71,328	58,379
Total purchased power expense	$92,393	$75,653	$217,301	$186,275
MWh purchased
PURPA contracts	823	763	2,441	2,199
Other purchased power	651	352	1,606	1,070
Total MWh purchased	1,474	1,115	4,047	3,269
Cost per MWh from PURPA contracts	$68.25	$66.40	$59.80	$58.16
Cost per MWh from other sources	$55.65	$71.00	$44.41	$54.56
Weighted average - all sources	$62.68	$67.85	$53.69	$56.98

Purchased power expense increased $16.7 million, or 22 percent, and $31.0 million, or 17 percent, in the three and nine months ended September 30, 2018, respectively, compared with the same periods of 2017. The increase for the first nine months of 2018 compared to the first nine months of 2017 was due to a 50 percent increase in other purchased power MWh and an 11 percent increase in MWh purchased from generation projects under PURPA contracts during those periods. These increases were partially offset by decreases in costs per MWh of other purchased power. Other purchased power increased during the first nine months of 2018 compared to the first nine months of 2017 due to wholesale gas and electricity market conditions, which warranted third-party power purchases to serve retail customers or fulfill wholesale energy sale commitments.

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

Fuel Expense: The table below presents Idaho Power’s fuel expenses and thermal generation for the three and nine months ended September 30, 2018 and 2017 (in thousands, except for per MWh amounts).

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Expense
Coal	$36,776	$40,361	$78,149	$84,855
Natural gas(1)	16,847	14,168	24,724	26,342
Total fuel expense	$53,623	$54,529	$102,873	$111,197
MWh generated
Coal	1,081	1,236	2,148	2,578
Natural gas(1)	768	665	996	1,067
Total MWh generated	1,849	1,901	3,144	3,645
Cost per MWh - Coal	$34.02	$32.65	$36.38	$32.92
Cost per MWh - Natural gas	$21.94	$21.31	$24.82	$24.69
Weighted average, all sources	$29.00	$28.68	$32.72	$30.51
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

Fuel expense decreased $0.9 million, or 2 percent, in the third quarter of 2018, and decreased $8.3 million, or 7 percent, in the first nine months of 2018, compared with the same periods of 2017. The decrease in the third quarter of 2018 compared with the third quarter of 2017 was due to an increase in purchased power as wholesale gas and electricity market conditions warranted third-party power purchases to serve retail customers at times rather than dispatching Idaho Power-owned thermal resources. The decrease in the first nine months of 2018 compared with the first nine months of 2017 was primarily due to increased purchased power and increased output from Idaho Power's hydroelectric plants, which reduced utilization of gas and coal generation. Generation from the hydroelectric plants increased 3 percent during the first nine months of 2018, compared with the same period of 2017. Generation from Idaho Power's hydroelectric plants increased due to strong reservoir storage attributable to above-normal snowpack from 2017 and near-normal snowpack in 2018.

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

The table that follows presents the components of the Idaho and Oregon power cost adjustment mechanisms for the three and nine months ended September 30, 2018 and 2017 (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Idaho power supply cost accrual	$1,337	$8	$35,236	$21,851
Amortization of prior year authorized balances	(6,412)	10,971	5,191	29,357
Total power cost adjustment expense	$(5,075)	$10,979	$40,427	$51,208

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

Other O&M Expenses: Other O&M expenses increased $8.1 million, or 10 percent, and $12.9 million, or 5 percent, in the third quarter and first nine months of 2018, respectively, compared with the same periods of 2017. As provided by the settlement stipulation approved by the IPUC related to recent income tax reform, other O&M expenses in the third quarter and first nine months of 2018 also included $2.9 million and $4.0 million, respectively, of non-cash amortization expense of regulatory deferrals that would otherwise be a future liability of Idaho customers. Transmission and distribution asset maintenance expense increased $1.4 million and $3.4 million in the third quarter and first nine months of 2018, respectively, compared with the same periods in 2017, primarily due to higher maintenance service costs. Labor and benefit costs increased $3.8 million and $5.6 million in the third quarter and first nine months of 2018, respectively, primarily related to higher variable employee-related costs.

Income Taxes

IDACORP's and Idaho Power's income tax expense for the nine months ended September 30, 2018, when compared with the same period in 2017, decreased $31.6 million and $31.7 million, respectively, primarily due to lower statutory tax rates, a $1.3 million flow-through income tax benefit related to the tax deduction for bond redemption costs incurred in the second quarter of 2018, and the $5.7 million adjustment of deferred income tax balances related to IDACORP’s 2017 consolidated income tax return filings. The lower statutory tax rates were the result of the Tax Cuts and Jobs Act, which reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent, and Idaho House Bill 463, which lowered the Idaho state corporate income tax rate from 7.4 percent to 6.925 percent. The new tax rates were effective on January 1, 2018. For information relating to IDACORP's and Idaho Power's computation of income tax expense and estimated annual effective tax rate, see Note 2 - "Income Taxes" to the condensed consolidated financial statements included in this report.

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

Idaho Power funds its liquidity needs for capital expenditures through cash flows from operations, debt offerings, commercial paper markets, credit facilities, and capital contributions from IDACORP. Idaho Power periodically files for rate adjustments for recovery of operating costs and capital investments to provide the opportunity to align Idaho Power's earned returns with those allowed by regulators. Idaho Power uses operating and capital budgets to control operating costs and capital expenditures. During the first nine months of 2018, Idaho Power continued its efforts to optimize operations, control costs, and generate operating cash inflows to meet operating expenditures, contribute to capital expenditure requirements, and pay dividends to shareholders.

As of October 26, 2018, IDACORP's and Idaho Power's access to debt, equity, and credit arrangements included:

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

Based on planned capital expenditures and other O&M expenses, the companies believe they will be able to meet capital and debt service requirements and fund corporate expenses during at least the next twelve months with a combination of existing cash, operating cash flows generated by Idaho Power's utility business, availability under existing credit facilities, and access to commercial paper and long-term debt markets.

IDACORP and Idaho Power seek to maintain capital structures of approximately 50 percent debt and 50 percent equity, and maintaining this ratio influences IDACORP's and Idaho Power's debt and equity issuance decisions. As of September 30, 2018, IDACORP's and Idaho Power's capital structures, as calculated for purposes of applicable debt covenants, were as follows:

	IDACORP	Idaho Power
Debt	44%	46%
Equity	56%	54%

IDACORP and Idaho Power generally maintain their cash and cash equivalents in highly liquid investments, such as U.S. Treasury Bills, money market funds, and bank deposits.

Operating Cash Flows

IDACORP’s and Idaho Power’s operating cash inflows for the nine months ended September 30, 2018, were $366 million and $320 million, respectively, an increase of $20 million and a decrease of $40 million, respectively, compared with the same period in 2017. Significant items that affected the comparability of the companies' operating cash flows in the first nine months of 2018 compared with the same period in 2017 were as follows:

•	net income increased $27 million, for the reasons described in "Results of Operations" above in this MD&A;

•	changes in deferred taxes and in taxes accrued and receivable combined to decrease cash flows by $29 million at IDACORP and increase cash flows by $8 million at Idaho Power;

•	changes in regulatory assets and liabilities, mostly related to the relative amounts of costs deferred and collected under the Idaho PCA mechanism, decreased operating cash flows by $11 million;

•	changes in working capital balances due primarily to timing, including fluctuations in accounts receivable, other current assets, and accounts payable, as follows:

◦
timing of collections of accounts receivable balances increased operating cash flows by $17 million for IDACORP and Idaho Power. For IDACORP, the increase was offset by IDACORP's collection in 2017 of $8 million from a legal settlement; and

◦
timing of accounts payable payments increased operating cash flows by $26 million for IDACORP and decreased operating cash flows by $76 million for Idaho Power (the difference relates to the timing of estimated income tax payments from Idaho Power to IDACORP).

Investing Cash Flows

Investing activities consist primarily of capital expenditures related to new construction and improvements to Idaho Power’s generation, transmission, and distribution facilities. IDACORP’s and Idaho Power’s net investing cash outflows for the nine months ended September 30, 2018, were $170 million. Investing cash outflows for 2018 and 2017 were primarily for construction of utility infrastructure needed to address Idaho Power’s aging plant and equipment, customer growth, and environmental and regulatory compliance requirements. During the nine months ended September 30, 2018, Idaho Power received $21 million in payments from transmission project co-participants pursuant to the terms of the joint funding arrangements for their share of costs.

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

IDACORP's and Idaho Power's net financing cash outflows for the nine months ended September 30, 2018 were $11 million and $7 million, respectively. In March 2018, Idaho Power issued $220 million in first mortgage bonds. In April 2018, Idaho Power redeemed, prior to maturity, $130 million in principal amount of 4.50% first mortgage bonds, medium-term notes due March 2020. In accordance with the redemption provisions of the original terms of the notes, the redemption included payment by Idaho Power of a make-whole premium of $4.6 million. Idaho Power also expects to receive an incremental net benefit to net income as a result of the lower interest rate of the notes issued in March 2018 compared to the interest rate associated with the redeemed notes. Financing cash flows also included the payment of $90 million of dividends on common stock during the first nine months of 2018.

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

The Indenture limits the amount of first mortgage bonds at any one time outstanding to $2.5 billion, and as a result, the maximum amount of additional first mortgage bonds Idaho Power could issue as of September 30, 2018 was limited to approximately $669 million. Separately, the Indenture also limits the amount of additional first mortgage bonds that Idaho Power may issue to the sum of (a) the principal amount of retired first mortgage bonds and (b) 60 percent of total unfunded property additions, as defined in the Indenture. As of September 30, 2018, Idaho Power could issue approximately $1.8 billion of additional first mortgage bonds based on retired first mortgage bonds and total unfunded property additions.

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

Each facility contains a covenant requiring each company to maintain a leverage ratio of consolidated indebtedness to consolidated total capitalization equal to or less than 65 percent as of the end of each fiscal quarter. In determining the leverage ratio, "consolidated indebtedness" broadly includes all indebtedness of the respective borrower and its subsidiaries, including, in some instances, indebtedness evidenced by certain hybrid securities (as defined in the credit agreement). "Consolidated total capitalization" is calculated as the sum of all consolidated indebtedness, consolidated stockholders' equity of the borrower and its subsidiaries, and the aggregate value of outstanding hybrid securities. At September 30, 2018, the leverage ratios for IDACORP and Idaho Power were 44 percent and 46 percent, respectively. IDACORP's and Idaho Power's ability to utilize the credit facilities is conditioned upon their continued compliance with the leverage ratio covenants included in the credit facilities. There are additional covenants, subject to exceptions, that prohibit certain mergers, acquisitions, and investments, restrict the creation of certain liens, and prohibit entering into any agreements restricting dividend payments from any material subsidiary.

At September 30, 2018, IDACORP and Idaho Power believed they were in compliance with all facility covenants. Further, IDACORP and Idaho Power do not believe they will be in violation or breach of their respective debt covenants during 2018.

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

Available Short-Term Borrowing Liquidity

The table below outlines available short-term borrowing liquidity as of the dates specified (in thousands).

	September 30, 2018		December 31, 2017
	IDACORP(2)	Idaho Power	IDACORP(2)	Idaho Power
Revolving credit facility	$100,000	$300,000	$100,000	$300,000
Commercial paper outstanding	—	—	—	—
Identified for other use(1)	—	(24,245)	—	(24,245)
Net balance available	$100,000	$275,755	$100,000	$275,755
(1) Port of Morrow and American Falls bonds that Idaho Power could be required to purchase prior to maturity under the optional or mandatory purchase provisions of the bonds, if the remarketing agent for the bonds is unable to sell the bonds to third parties.
(2) Holding company only.

At October 26, 2018, IDACORP had no loans outstanding under its credit facilities and had no commercial paper outstanding. Idaho Power had no loans outstanding under its credit facilities and no commercial paper outstanding. During the three and nine months ended September 30, 2018, IDACORP and Idaho Power borrowed no short-term commercial paper.

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

Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties. As of September 30, 2018, Idaho Power had posted $0.6 million of performance assurance collateral related to these contracts. Should Idaho Power experience a reduction in its credit rating on its unsecured debt to below investment grade, Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral, and counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions. Based upon Idaho Power’s current energy and fuel portfolio and market conditions as of September 30, 2018, the amount of additional collateral that could be requested upon a downgrade to below investment grade is approximately $6.2 million. To minimize capital requirements, Idaho Power actively monitors its portfolio exposure and the potential exposure to additional requests for performance assurance collateral through sensitivity analysis.

Capital Requirements

Idaho Power's construction expenditures, excluding AFUDC, were $190 million during the nine months ended September 30, 2018. The table below presents Idaho Power's expected cash requirements for construction, excluding AFUDC, for 2018 (including amounts incurred to-date) through 2022 (in millions).

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

Approximately $99 million, including AFUDC, has been expended on the Boardman-to-Hemingway project through September 30, 2018. Pursuant to the terms of the joint funding arrangements, Idaho Power has received approximately $69 million as of September 30, 2018, including $21 million received in 2018, due from project co-participants for their share of costs. As of the date of this report, no material co-participant reimbursements are outstanding. Joint permitting participants are obligated to reimburse Idaho Power for their share of any future project permitting expenditures incurred by Idaho Power.

The permitting phase of the Boardman-to-Hemingway project is subject to federal review and approval by the U.S. Bureau of Land Management (BLM), the U.S. Forest Service, the Department of the Navy, and certain other federal agencies. The BLM issued its record of decision for the project in November 2017, approving a right-of-way grant for the project to cross approximately 86 miles of BLM-administered land. The U.S. Forest Service released its draft record of decision in June 2018 proposing to allow the project to cross approximately 7 miles of National Forest lands. Idaho Power expects the U.S. Forest Service to issue its final decision by the end of 2018. Idaho Power also expects the Department of the Navy to issue its decision on whether to approve the project to cross approximately 7 miles of Department of the Navy lands by the end of 2018. In the separate Oregon state permitting process, in September 2018, Idaho Power's application for site certificate was deemed complete by the Oregon Department of Energy (ODOE). The ODOE is expected to issue a draft proposed order on the application in early 2019 providing the ODOE's recommendation on whether to issue a site certificate for construction in Oregon. Given the status of ongoing permitting activities and the construction period, Idaho Power expects the in-service date for the transmission line to be in 2025 or beyond.

Gateway West Transmission Line: Idaho Power and PacifiCorp are pursuing the joint development of the Gateway West project, a 500-kV transmission project between a station located near Douglas, Wyoming and the Hemingway station located near Boise, Idaho. Idaho Power and PacifiCorp have a joint funding agreement for permitting of the project. Idaho Power has expended approximately $37 million, including AFUDC, for its share of the permitting phase of the project through September 30, 2018. As of the date of this report, Idaho Power estimates the total cost for its share of the project (including both permitting and construction) to be between $250 million and $450 million, including AFUDC.

The permitting phase of the Gateway West project was subject to review and approval of the BLM. The BLM released its record of decision in November 2013 for eight of the ten transmission line segments. In May 2017, a federal bill was signed into law that issued a right-of-way for certain portions of the remaining Gateway West segments. In April 2018, the BLM published its record of decision for the outstanding portions of the remaining segments. Idaho Power and PacifiCorp continue to coordinate the timing of next steps to best meet customer and system needs.

Defined Benefit Pension Plan Contributions

Idaho Power has no minimum contribution requirement to its defined benefit pension plan in 2018; however, after evaluating market conditions and expected 2018 cash flows, Idaho Power contributed $40 million to the plan during the first nine months of 2018. The contribution was applied to IDACORP's 2017 tax return. Idaho Power's contributions are made in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions and to mitigate the cost of being in an underfunded position. The primary impact of pension contributions is on the timing of cash flows, as the timing of cost recovery lags behind contributions.

Contractual Obligations

During the nine months ended September 30, 2018, IDACORP's and Idaho Power's contractual obligations, outside the ordinary course of business, did not change materially from the amounts disclosed in their Annual Report on Form 10-K for the year ended December 31, 2017, except that Idaho Power entered into power purchase agreements with solar, biomass, and hydro PURPA-qualifying facilities that increased Idaho Power's contractual payment obligations by approximately $57 million over the 20-year terms of the contracts.

Off-Balance Sheet Arrangements

IDACORP's and Idaho Power's off-balance sheet arrangements have not changed materially from those reported in MD&A in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2017.

REGULATORY MATTERS

Introduction

Idaho Power's development of regulatory filings takes into consideration short-term and long-term needs for rate relief and involves several factors that can affect the timing of these filings. These factors include, among others, the in-service dates of major capital investments, the timing and magnitude of changes in major revenue and expense items, and customer growth rates. Idaho Power's most recent general rate cases in Idaho and Oregon were filed during 2011, and Idaho Power filed a large single-issue rate case for the Langley Gulch power plant in Idaho and Oregon in 2012. These significant rate cases resulted in the resetting of base rates in both Idaho and Oregon during 2012. Idaho Power also reset its base-rate power supply expenses in the Idaho jurisdiction for purposes of updating the collection of costs through retail rates in 2014 but without a resulting net increase in rates. Between general rate cases, Idaho Power relies upon customer growth, a fixed cost adjustment mechanism, power cost adjustment mechanisms, tariff riders, and other mechanisms to mitigate the impact of regulatory lag, which refers to the period of time between making an investment or incurring an expense and recovering that investment or expense and earning a return. Management's regulatory focus in recent years has been largely on regulatory settlement stipulations and the design of rate mechanisms. Idaho Power continues to assess the need and timing of filing a general rate case in its two retail jurisdictions, based on its consideration of factors such as those described above, but does not anticipate filing a general rate case in the next twelve months.

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

Tax Cuts and Jobs Act Settlement Stipulation - Idaho	New base rate became effective June 1, 2018	On an annual basis, $18.7 million reduction of customer base rates, commencing on June 1, 2018	See "Income Tax Reform - Impact and Regulatory Treatment" below for more information.
Tax Cuts and Jobs Act Settlement Stipulation - Idaho	New PCA rate became effective June 1, 2018	One-time benefit of a $7.8 million decrease to be provided through the PCA mechanism rates for the period from June 1, 2018 through May 31, 2019
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

Customer-Owned Generation Filing

In July 2017, Idaho Power filed an application with the IPUC related to customers who install their own on-site generation, seeking the creation of two new classes of customers, with no request to change pricing or compensation. In May 2018, the IPUC issued an order authorizing the creation of the new customer classes. In that order, the IPUC also stated its intent to open an Idaho Power-specific docket to comprehensively study on-site generation and ordered Idaho Power to file a study with the IPUC exploring fixed-cost recovery prior to its next general rate case. In June 2018, the IPUC issued an order requiring further investigation to resolve eligibility issues for the new customer classes. In an order on reconsideration in September 2018, the IPUC ordered that all on-site generation customers under the two new classes remain classified as such. On October 19, 2018, Idaho Power filed petitions requesting that the IPUC open two new cases to study fixed-cost recovery, and the costs and benefits of and the proper rate design for on-site generation, respectively.

Idaho Earnings Support and Sharing from Idaho Settlement Stipulation

In October 2014, the IPUC issued an order (October 2014 Idaho Earnings Support and Sharing Settlement Stipulation) approving an extension, with modifications, of the terms of a December 2011 Idaho settlement stipulation for the period from 2015 through 2019, or until the terms are otherwise modified or terminated by order of the IPUC or the full $45 million of additional accumulated deferred investment tax credits (ADITC) amortization contemplated by the settlement stipulation has been amortized. The more specific terms and conditions of the October 2014 Idaho Earnings Support and Sharing Settlement Stipulation are described in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report. IDACORP and Idaho Power believe that the terms allowing additional amortization of ADITC in the October 2014 Idaho Earnings Support and Sharing Settlement Stipulation provide the companies with a greater degree of earnings stability than would be possible without the terms of the stipulation in effect.

Based on its estimate of full-year 2018 Idaho ROE, in the third quarter of 2018, Idaho Power recorded a $1.5 million provision against current revenues for sharing of earnings with customers for 2018 under the October 2014 Idaho Earnings Support and Sharing Settlement Stipulation. During the first nine months of 2017, Idaho Power recorded no sharing of earnings with customers.

Income Tax Reform - Impact and Regulatory Treatment

In December 2017, the Tax Cuts and Jobs Act was signed into law, which, among other things, lowered the corporate federal income tax rate from 35 percent to 21 percent and modified or eliminated certain federal income tax deductions for corporations. In March 2018, Idaho House Bill 463 was signed into law reducing the Idaho state corporate income tax rate from 7.4 percent to 6.925 percent. In January 2018, the IPUC issued an order requiring utilities within its jurisdiction, including Idaho Power, to (1) record a regulatory liability for the estimated Idaho-jurisdictional share of financial benefits after January 1, 2018, from the changes in federal income tax law under the Tax Cuts and Jobs Act, and (2) file a report with the IPUC by March 30, 2018, identifying and quantifying the financial impact of the income tax changes on the utility, along with proposed tariff schedule changes that would adjust the utility's rates and corresponding revenues to reflect the utility's modified federal tax obligations under the Tax Cuts and Jobs Act. The IPUC order required Idaho Power to estimate the income tax reform changes by comparing actual 2017 federal income tax components with what those federal income tax components would have been if the Tax Cuts and Jobs Act had been effective for the full-year 2017.

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

Also in May 2018, the OPUC issued an order approving a settlement stipulation that provides for an annual $1.5 million reduction to Oregon customer base rates beginning June 1, 2018, through May 31, 2020, related to income tax reform. Unless resolved in a regulatory proceeding before, the settlement stipulation requires Idaho Power to file a deferral request with the OPUC by December 31, 2019, to begin tracking tax reform benefits beginning January 1, 2020, at which time Idaho Power, the OPUC staff, and other interested parties will discuss the methodology to quantify potential future tax reform benefits. The settlement stipulation also deemed prudent Idaho Power's decision to pursue the end of its participation in coal-fired operations of Unit 1 at the Valmy Plant and approved Idaho Power's request to recover $2.5 million of annual incremental accelerated depreciation relating to Unit 1, beginning June 1, 2018 and ending December 31, 2019.

For more information on the settlement stipulations and their impacts on results, see Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report.

Change in Deferred Net Power Supply Costs and the Power Cost Adjustment Mechanisms

Deferred (accrued) power supply costs represent certain differences between Idaho Power's actual net power supply costs and the costs included in its retail rates, the latter being based on annual forecasts of power supply costs. Deferred (accrued) power supply costs are recorded on the balance sheets for future recovery or refund through customer rates.

The table that follows summarizes the change in deferred (accrued) net power supply costs during the nine months ended September 30, 2018 (in thousands).

	Idaho	Oregon	Total
Deferred (accrued) net power supply costs at December 31, 2017	$(2,201)	$(105)	$(2,306)
Current period net power supply costs accrued	(35,236)	—	(35,236)
Tax reform revenue accrual to be refunded through Idaho PCA	(4,244)	—	(4,244)
Western EIM cost recovery to be collected through Idaho PCA	1,412	—	1,412
Prior amounts refunded through rates	1,007	6	1,013
SO2 allowance and renewable energy certificate sales	(2,297)	(69)	(2,366)
Interest and other	(174)	(6)	(180)
Deferred (accrued) net power supply costs at September 30, 2018	$(41,733)	$(174)	$(41,907)

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

Open Access Transmission Tariff Draft Posting
Idaho Power uses a formula rate for transmission service provided under its OATT, which allows transmission rates to be updated annually based primarily on financial and operational data Idaho Power files with the FERC. In August 2018, Idaho Power filed its 2018 final transmission rate with the FERC, reflecting a transmission rate of $31.25 per kW-year, to be effective for the period from October 1, 2018, to September 30, 2019. A "kW-year" is a unit of electrical capacity equivalent to 1 kilowatt of power used for 8,760 hours. Idaho Power's final rate was based on a net annual transmission revenue requirement of $123.1 million. The OATT rate in effect from October 1, 2017, to September 30, 2018, was $34.90 per kW-year based on a net annual transmission revenue requirement of $130.4 million. The decrease in the OATT rate is largely attributable to an increase in short-term transmission revenues in 2017, which serves as an offset to the transmission revenue requirement.

Western Energy Imbalance Market Costs
Idaho Power's participation in the Western EIM commenced on April 4, 2018. The Western EIM is intended to reduce the power supply costs to serve customers through more efficient dispatch within the hour of a larger and more diverse pool of resources, to integrate intermittent power from renewable generation sources more effectively, and to enhance reliability. In August 2016, Idaho Power filed an application with the IPUC requesting specified regulatory accounting treatment associated with its participation in the Western EIM. In January 2017, the IPUC issued an order authorizing deferral accounting treatment for costs associated with joining the Western EIM. In November 2017, Idaho Power filed an application with the IPUC requesting authorization to establish an interim method of recovery for Western EIM-related costs. In July 2018, the IPUC issued an order approving a settlement stipulation that provides for recovery through Idaho Power's PCA mechanism. For more information on the order and its impact on financial results, see Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report.

Renewable and Other Energy Contracts

Idaho Power has contracts for the purchase of electricity produced by third-party owned generation facilities, most of which produce energy with the use of renewable generation sources such as wind, solar, biomass, small hydroelectric and geothermal. The majority of these contracts are entered into as mandatory purchases under PURPA. As of September 30, 2018, Idaho Power had contracts to purchase energy from 128 on-line PURPA projects. An additional three contracts are with non-PURPA projects, including the Elkhorn Valley wind project with a 101-MW nameplate capacity. The following table sets forth, as of September 30, 2018, the resource type and nameplate capacity of Idaho Power's signed agreements for power purchases from PURPA and non-PURPA generating facilities. These agreements have original contract terms ranging from one to 35 years.

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

Costs for the relicensing of Idaho Power's hydroelectric projects are recorded in construction work in progress until new multi-year licenses are issued by the FERC, at which time the charges are transferred to electric plant in service. Idaho Power expects to seek recovery of relicensing costs through the ratemaking process. Relicensing costs of $289 million (including AFUDC) for the HCC were included in construction work in progress at September 30, 2018. As of the date of this report, the IPUC authorizes Idaho Power to include in its Idaho jurisdiction rates $8.8 million of AFUDC annually relating to the HCC relicensing project. Prior to the May 2018 Idaho Tax Reform Settlement Stipulation described in Note 3 - "Regulatory Matters," Idaho Power was collecting $10.7 million annually. Collecting these amounts currently will reduce future collections when HCC relicensing costs are approved for recovery in base rates. As of September 30, 2018, Idaho Power's regulatory liability for collection of AFUDC relating to the HCC was approximately $131 million. Idaho Power is unable to predict the timing of issuance of a new license for the HCC, or the financial or operational requirements of a new license.

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

A summary of notable environmental matters impacting, or expected to potentially impact, IDACORP and Idaho Power, is included in Part II, Item 7 - "MD&A - Environmental Issues" and "MD&A - Liquidity and Capital Resources - Capital Requirements - Environmental Regulation Costs" in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2017. Developments in certain environmental matters relevant to Idaho Power are described below.

Endangered Species Act Matters

Overview: The listing of a species of fish, wildlife, or plants as threatened or endangered under the ESA may have an adverse impact on Idaho Power's ability to construct generation, transmission, or distribution facilities or relicense or operate its hydroelectric facilities. When a species is added to the federal list of threatened and endangered species, it is protected from “take,” which is defined to include harming the species. The ESA directs that, concurrent with a designation of a threatened or endangered species, and where prudent and determinable, the applicable agencies also designate “any habitat of such species which is then considered to be critical habitat.” The ESA also provides that each federal agency must ensure that any action they authorize, fund, or carry out is not likely to jeopardize the continued existence of a listed species or result in the destruction or adverse modification of its critical habitat. If an action is determined to result in adverse modification of critical habitat, the federal agency must adopt changes to the proposed action to avoid the adverse modification. These changes are often quite extensive and can affect the size, scope, and even the feasibility of a project moving forward. In February 2016, the U.S. Fish and Wildlife Service (USFWS) and the NMFS issued a set of regulatory and policy changes relating to critical habitat and adverse modification determinations under the ESA (2016 ESA Rules). While Idaho Power has yet to determine the ultimate impact of implementing those changes, taken as a whole, Idaho Power believes that the 2016 ESA Rules could result in the applicable agencies having greater authority in making designations of critical habitat and could increase the likelihood of adverse modification determinations.

In July 2018, the USFWS and the NMFS issued three proposals to revise ESA regulations (2018 ESA Proposals) related to the process and standards for listing species and designating critical habitat, the process for consultations with federal agencies under Section 7 of the ESA (including the definition of "destructive or adverse modification" of designated critical habitat), and the scope of protection of threatened species. Idaho Power believes that if the 2018 ESA Proposals are enacted, the regulations could reduce Idaho Power’s obligations for mitigation under the ESA related to various construction and relicensing projects.

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

In June 2017, the Secretary of the Interior issued an order directing the BLM to review the 2015 sage grouse resource management and land use plan revisions and to identify provisions that may require modification or rescission to address energy and other development of public lands. In May 2018, the BLM issued draft resource management plan amendments and draft environmental impact statements to modify the 2015 sage grouse plans to better align the plans with state plans, conservation measures and the Department of the Interior and BLM policy. The public comment period closed in August 2018. As of the date of this report, the above lawsuits are stayed as the parties and the courts have agreed that the processes initiated by the BLM may result in further administrative actions that could remove the need for the lawsuits.

Clean Water Act Matters

Definition of “Waters of the United States” Under the CWA: On August 28, 2015, the EPA's and U.S. Army Corps of Engineers' final rule defining the phrase "waters of the United States" under the CWA became effective (WOTUS Rule). Idaho

Power believes that the final rule potentially expanded federal jurisdiction under the CWA beyond traditional navigable waters, interstate waters, territorial seas, tributaries, and adjacent wetlands, to a number of other waters, including waters with a "significant nexus" to those traditional waters. The WOTUS Rule was widely challenged in both federal district and circuit courts. The State of Idaho, and several other parties, challenged the rule in North Dakota federal court. That court held that it had jurisdiction and enjoined the implementation of the WOTUS Rule. In February 2017, President Trump issued an executive order directing the EPA and the U.S. Army Corps of Engineers to rescind the WOTUS Rule. In July 2017, the EPA and the U.S. Army Corps of Engineers issued a notice of their intent to rescind and replace the definition of "waters of the United States" under the CWA, which Idaho Power expects would reduce the number of waters in Idaho Power's service area subject to the WOTUS Rule. In November 2017, the EPA issued a notice that it will delay the effectiveness of the WOTUS Rule until 2020 while the U.S. Army Corps of Engineers considers a replacement rule. In January 2018, the U.S. Supreme Court issued a unanimous ruling that challenges to the WOTUS Rule must begin with the federal district courts, effectively negating a nationwide stay issued by the Sixth Circuit in 2016. However, because the State of Idaho remains a party to the federal court action in North Dakota, that court’s enjoinder remains in effect, meaning the WOTUS Rule currently does not apply to actions brought in Idaho. In July 2018, the EPA and the U.S. Army Corps of Engineers issued a supplemental notice seeking additional comment on their 2017 proposal to repeal the definition of the term WOTUS Rule under the CWA. In August 2018, the U.S. District Court for the District of South Carolina issued a nationwide injunction on the EPA’s suspension of the WOTUS Rule, resulting in the WOTUS Rule taking effect in twenty-six states and Washington D.C. The WOTUS Rule does not currently apply in twenty-eight states, including Idaho, and litigation over both the WOTUS Rule and the EPA’s suspension of the WOTUS Rule continues.

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

Clean Power Plan:

In June 2014, the EPA released, under Section 111(d) of the CAA, a proposed rule for addressing GHG from existing fossil fuel-fired electric generating units (EGUs). The proposed rule was intended to achieve a 30 percent reduction in CO2 emissions from the power sector by 2030. In August 2015, the EPA released the final rule under Section 111(d) of the CAA, referred to as the Clean Power Plan (CPP), which required states to adopt plans to collectively reduce 2005 levels of power sector CO2 emissions by 32 percent by the year 2030. The final rule provided states until September 2018 to submit implementation plans, phasing in several compliance periods beginning in 2022 and achieving the final emissions goals by 2030. In August 2018, the EPA proposed the Affordable Clean Energy (ACE) rule to replace the CPP under Section 111(d) of the CAA for existing electric utility generating units. The new proposed rule is limited to reduction and compliance measures that occur at the physical location of each plant, removing the proposal to require reductions outside the boundaries of plants. The ACE rule also provides for more state-specific control over implementation of the rule to address greenhouse gas emissions from existing coal-fired power plants, with a focus on state evaluation of improvement potential, technical feasibility, applicability, and remaining useful life of each unit.

Because the rule is premised on state implementation plans, the terms of which Idaho Power does not control, and due to the existing and potential changes in legislation, regulation, and government policy with respect to environmental matters as a result of the presidential administration's executive orders and the EPA's proposal to repeal and replace the CPP with the ACE rule discussed above, as of the date of this report and in light of these executive actions, Idaho Power is uncertain whether and to what extent the replacement ACE rule may impact its operations in the near term.

Clean Air Act Matters

Overview: In addition to the CAA developments related to GHG emissions described above, several other regulatory programs developed under the CAA apply to Idaho Power. These include the final Mercury and Air Toxics Standards (MATS), National Ambient Air Quality Standards (NAAQS), New Source Review / Prevention of Significant Deterioration Rules, and the Regional Haze Rule.

MATS Implementation: The final MATS rule under the CAA, previously referred to as the Utility MACT Rule, was issued in February 2012. The final rule established emission limits for hazardous air pollutants from new and existing coal-fired and oil-fired steam electric generating units. The MATS rule provided that sources must be in compliance with emission limits by April 2015. Idaho Power and the plant co-owners have installed mercury continuous emission monitoring systems on all of the coal-fired units at the Jim Bridger, Boardman, and North Valmy coal-fired generating plants, along with control technology to reduce mercury, acid gases, and particulate matter emissions for purposes of compliance with the MATS rule. Legal challenges relating to the MATS rule, to which Idaho Power is not a party and pursuant to which the EPA is performing a court-mandated cost analysis for the rule, are pending. In August 2018, the EPA began reconsidering the justification behind the MATS rule and reviewing the regulations emissions standards. Idaho Power believes that as of the date of this report, its jointly-owned coal-fired plants are in compliance with the MATS rule, and does not expect the EPA’s review of the MATS rule to have a significant impact on Idaho Power’s operations or financial results.

National Ambient Air Quality Standards: The CAA requires the EPA to set ambient air quality standards for six "criteria" pollutants considered harmful to public health and the environment. These six pollutants are carbon monoxide, lead, ozone, particulate matter, nitrogen dioxide (NO2), and sulfur dioxide (SO2). States are then required to develop emission reduction strategies through State Implementation Plans, or SIPs, based on attainment of these ambient air quality standards. Recent developments and pending actions related to certain of those items relevant to Idaho Power include the following:

•
NO2: In 2010, the EPA adopted a new NAAQS for NO2 at a level of 100 parts per billion averaged over a 1-hour period. In connection with the new NAAQS, in February 2012, the EPA issued a final rule designating all of the counties in Idaho, Nevada, Oregon, and Wyoming where Idaho Power owns or has an interest in a natural gas or coal-fired power plant as “unclassifiable/attainment” for NO2. The EPA indicated it would review the designations after 2015, when three years of air quality monitoring data are available. Since January 2018, the EPA has finalized designations of “unclassifiable/attainment” for NO2 for all areas in which Idaho Power owns or has an interest in a natural gas or coal-fired power plant.

•
SO2: In 2010, the EPA adopted a new NAAQS for SO2 at a level of 75 parts per billion averaged over a one-hour period. In 2011, the states of Idaho, Nevada, Oregon, and Wyoming sent letters to the EPA recommending that all counties in these states be classified as "unclassifiable" under the new one-hour SO2 NAAQS because of a lack of definitive monitoring and modeling data. In February 2013, the EPA issued letters to the states of Idaho and Oregon, finding that the most recent air quality data for those states showed no violations of the 2010 SO2 standard. Since January 2018, the EPA has finalized designations of “unclassifiable/attainment” for SO2 for all areas in which Idaho Power owns or has an interest in a natural gas or coal-fired power plant.

•
Ozone: In late 2014, the EPA issued a proposed rule that would update the ozone standard under the CAA, from 75 parts per billion over an eight-hour period to 65 to 70 parts per billion over an eight-hour period. On October 1, 2015, the EPA issued a final rule lowering the national ozone standard under the CAA to 70 parts per billion. The EPA stated that the vast majority of U.S. counties will meet the standards by 2025 with federal and state rules and programs now in place or underway. Since January 2018, the EPA has determined that all of the counties in which Idaho Power owns or has an interest in a natural gas or coal-fired power plant meet the standard. Idaho Power expects the EPA to finalize designations for those counties by the end of 2018.

As of the date of this report and based on the EPA designations described above, Idaho Power does not expect these standards to significantly impact its operations or materially increase Idaho Power’s capital and operating costs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IDACORP is exposed to market risks, including changes in interest rates, changes in commodity prices, credit risk, and equity price risk. The following discussion summarizes material changes in these risks since December 31, 2017, and the financial instruments, derivative instruments, and derivative commodity instruments sensitive to changes in interest rates, commodity prices, and equity prices that were held at September 30, 2018. IDACORP has not entered into any of these market-risk-sensitive instruments for trading purposes.

Interest Rate Risk

IDACORP manages interest expense and short- and long-term liquidity through a combination of fixed rate and variable rate debt. Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly-rated financial institutions may be used to achieve the desired combination.

Variable Rate Debt: As of September 30, 2018, IDACORP had no net floating rate debt, as the carrying value of short-term investments exceeded the carrying value of outstanding variable-rate debt.

Fixed Rate Debt: As of September 30, 2018, IDACORP had $1.8 billion in fixed rate debt, with a fair market value of approximately $1.9 billion. These instruments are fixed rate and, therefore, do not expose the companies to a loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $271.1 million if market interest rates were to decline by one percentage point from their September 30, 2018 levels.

Commodity Price Risk

IDACORP's exposure to changes in commodity prices is related to Idaho Power's ongoing utility operations that produce electricity to meet the demand of its retail electric customers. These changes in commodity prices are mitigated in large part by Idaho Power's Idaho and Oregon power cost adjustment mechanisms. To supplement its generation resources and balance its supply of power with the demand of its retail customers, Idaho Power participates in the wholesale marketplace. IDACORP's commodity price risk as of September 30, 2018, had not changed materially from that reported in Item 7A of IDACORP's Annual Report on Form 10-K for the year ended December 31, 2017. Information regarding Idaho Power’s use of derivative instruments to manage commodity price risk can be found in Note 11 - "Derivative Financial Instruments" to the condensed consolidated financial statements included in this report.

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

The use of performance assurance collateral in the form of cash, letters of credit, or guarantees is common industry practice. Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties. As of September 30, 2018, Idaho Power had posted $0.6 million performance assurance collateral related to these contracts. Should Idaho Power experience a reduction in its credit rating on Idaho Power's unsecured debt to below investment grade Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral. Counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions. Based upon Idaho Power's energy and fuel portfolio and market conditions as of September 30, 2018, the amount of collateral that could be requested upon a downgrade to below investment grade was approximately $6.2 million. To minimize capital requirements, Idaho Power actively monitors the portfolio exposure and the potential exposure to additional requests for performance assurance collateral calls through sensitivity analysis.

IDACORP's credit risk related to uncollectible accounts, net of amounts reserved, as of September 30, 2018, had not changed materially from that reported in Item 7A of IDACORP's Annual Report on Form 10-K for the year ended December 31, 2017. Additional information regarding Idaho Power’s management of credit risk and credit contingent features can be found in Note 11 - "Derivative Financial Instruments" to the condensed consolidated financial statements included in this report.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

IDACORP: The Chief Executive Officer and the Chief Financial Officer of IDACORP, based on their evaluation of IDACORP’s disclosure controls and procedures (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (Exchange Act)) as of September 30, 2018, have concluded that IDACORP’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective as of that date.

Idaho Power: The Chief Executive Officer and the Chief Financial Officer of Idaho Power, based on their evaluation of Idaho Power’s disclosure controls and procedures (pursuant to Rule 13a-15(b) of the Exchange Act) as of September 30, 2018, have concluded that Idaho Power’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective as of that date.

Changes in Internal Control over Financial Reporting

There have been no changes in IDACORP's or Idaho Power's internal control over financial reporting during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, IDACORP's or Idaho Power's internal control over financial reporting.

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

Issuer Purchases of Equity Securities

During the quarter ended September 30, 2018, IDACORP effected the following repurchases of its common stock:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2018 - July 31, 2018	—	$—	—	—
August 1, 2018 - August 31, 2018	590	97.85	—	—
September 1, 2018 - September 30, 2018	—	—	—	—
Total	590	$97.85	—	—
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

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed or furnished, as applicable, with the Quarterly Report on Form 10-Q for the quarter ended September 30, 2018:

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

IDACORP, INC.
(Registrant)

Date:	November 1, 2018	By:	/s/ Darrel T. Anderson
Darrel T. Anderson
President and Chief Executive Officer

Date:	November 1, 2018	By:	/s/ Steven R. Keen
Steven R. Keen
Senior Vice President, Chief Financial
Officer, and Treasurer

IDAHO POWER COMPANY
(Registrant)

Date:	November 1, 2018	By:	/s/ Darrel T. Anderson
Darrel T. Anderson
President and Chief Executive Officer

Date:	November 1, 2018	By:	/s/ Steven R. Keen
Steven R. Keen
Senior Vice President, Chief Financial
Officer, and Treasurer