Form 10-K
period 2018-12-31
IDACORP INC; IDAHO POWER CO
filed 2019-02-21
CIK 1057877, 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes  (X)  No  (  )

Indicate by check mark whether the registrants have submitted electronically Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).

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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act).

IDACORP, Inc.	Yes	( )	No	(X)	Idaho Power Company	Yes	( )	No	(X)

Aggregate market value of voting and non-voting common stock held by non-affiliates (June 30, 2018):

IDACORP, Inc.:	$4,611,144,658	Idaho Power Company:	None

Number of shares of common stock outstanding as of February 15, 2019:
IDACORP, Inc.:	50,383,366
Idaho Power Company:	39,150,812, all held by IDACORP, Inc.

Documents Incorporated by Reference:

Part III, Items 10 - 14	Portions of IDACORP, Inc.’s definitive proxy statement to be filed pursuant to Regulation 14A for the 2019 annual meeting of shareholders.

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

		Page

Commonly Used Terms		4
Cautionary Note Regarding Forward-Looking Statements		5

Part I

Item 1	Business	7
	Executive Officers of the Registrants	18
Item 1A	Risk Factors	19
Item 1B	Unresolved Staff Comments	30
Item 2	Properties	30
Item 3	Legal Proceedings	32
Item 4	Mine Safety Disclosures	32

Part II

Item 5	Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	33
Item 6	Selected Financial Data	34
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	35
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	74
Item 8	Financial Statements and Supplementary Data	76
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	133
Item 9A	Controls and Procedures	133
Item 9B	Other Information	137

Part III

Item 10	Directors, Executive Officers and Corporate Governance*	137
Item 11	Executive Compensation*	137
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*	137
Item 13	Certain Relationships and Related Transactions, and Director Independence*	138
Item 14	Principal Accountant Fees and Services*	138

Part IV

Item 15	Exhibits and Financial Statement Schedules	139
Item 16	Form 10-K Summary	150

Signatures		150

* Except as indicated in Items 10, 12, and 14, IDACORP, Inc. information is incorporated by reference to IDACORP, Inc.'s definitive proxy statement for the 2019 annual meeting of shareholders.

COMMONLY USED TERMS

The following select abbreviations, terms, or acronyms are commonly used or found in multiple locations in this report:

ADITC	-	Accumulated Deferred Investment Tax Credits	LTICP	-	IDACORP 2000 Long-Term Incentive and Compensation Plan
AFUDC	-	Allowance for Funds Used During Construction	MATS	-	Mercury and Air Toxics Standards
AOCI	-	Accumulated Other Comprehensive Income	MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations
APCU	-	Annual Power Cost Update	MMBtu	-	Million British Thermal Units
ASU	-	Accounting Standards Update	MW	-	Megawatt
BCC	-	Bridger Coal Company, a joint venture of IERCo	MWh	-	Megawatt-hour
BLM	-	U.S. Bureau of Land Management	NAAQS	-	National Ambient Air Quality Standards
CAA	-	Clean Air Act	NEPA	-	National Environmental Policy Act
CO2	-	Carbon Dioxide	NMFS	-	National Marine Fisheries Service
CWA	-	Clean Water Act	NOAA Fisheries	-	National Oceanic and Atmospheric Administration's National Marine Fisheries Service
EIS	-	Environmental Impact Statement	NO2	-	Nitrogen Dioxide
EPA	-	U.S. Environmental Protection Agency	NOx	-	Nitrogen Oxide
ESA	-	Endangered Species Act	O&M	-	Operations and Maintenance
FASB	-	Financial Accounting Standards Board	OATT	-	Open Access Transmission Tariff
FCA	-	Idaho Fixed Cost Adjustment	OPUC	-	Public Utility Commission of Oregon
FERC	-	Federal Energy Regulatory Commission	PCA	-	Idaho-jurisdiction Power Cost Adjustment
FPA	-	Federal Power Act	PCAM	-	Oregon Power Cost Adjustment Mechanism
GAAP	-	Generally Accepted Accounting Principles	PEIS	-	Programmatic Environmental Impact Statement
GHG	-	Greenhouse Gas	PURPA	-	Public Utility Regulatory Policies Act of 1978
HCC	-	Hells Canyon Complex	REC	-	Renewable Energy Certificate
IDACORP	-	IDACORP, Inc., an Idaho Corporation	RH BART	-	Regional haze - best available retrofit technology
Idaho Power	-	Idaho Power Company, an Idaho Corporation	RPS	-	Renewable Portfolio Standard
Idaho ROE	-	Idaho-jurisdiction return on year-end equity	SEC	-	U.S. Securities and Exchange Commission
Ida-West	-	Ida-West Energy Company, a subsidiary of IDACORP, Inc.	SCR	-	Selective catalytic reduction equipment
IERCo	-	Idaho Energy Resources Co., a subsidiary of Idaho Power Company	SMSP	-	Security Plan for Senior Management Employees
IFS	-	IDACORP Financial Services, Inc., a subsidiary of IDACORP, Inc.	SO2	-	Sulfur Dioxide
IPUC	-	Idaho Public Utilities Commission	USFWS	-	U.S. Fish and Wildlife Service
IRP	-	Integrated Resource Plan	Valmy Plant	-	North Valmy coal-fired power plant
IRS	-	U.S. Internal Revenue Service	Western EIM	-	Energy imbalance market implemented in the western United States
kW	-	Kilowatt	WPSC	-	Wyoming Public Service Commission
kWh	-	Kilowatt-hour	WDEQ	-	Wyoming Department of Environmental Quality

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to the historical information contained in this report, this report contains (and oral communications made by IDACORP, Inc. (IDACORP) and Idaho Power Company (Idaho Power) may contain) statements that relate to future events and expectations, such as statements regarding projected or future financial performance, cash flows, capital expenditures, dividends, capital structure or ratios, strategic goals, challenges, objectives, and plans for future operations. Such statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, future events, or performance, often, but not always, through the use of words or phrases such as "anticipates," "believes," "continues," "could," "estimates," "expects," "guidance," "intends," "potential," "plans," "predicts," "projects," "may result," "may continue," or similar expressions, are not statements of historical facts and may be forward-looking. Forward-looking statements are not guarantees of future performance and involve estimates, assumptions, risks, and uncertainties. Actual results, performance, or outcomes may differ materially from the results discussed in the statements. In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in forward-looking statements include those factors set forth in Part I, Item 1A - “Risk Factors” and Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this report, as well as in subsequent reports filed by IDACORP and Idaho Power with the U.S. Securities and Exchange Commission, and the following important factors:

•
the effect of decisions by the Idaho and Oregon public utilities commissions and the Federal Energy Regulatory Commission that impact Idaho Power's ability to recover costs and earn a return on investment;

•
the expense and risks associated with capital expenditures for utility infrastructure, and the timing and availability of cost recovery for such expenditures through customer rates, including the potential for the write-down or write-off of expenditures if not deemed prudent by regulators;

•
changes in residential, commercial, and industrial growth and demographic patterns within Idaho Power's service area, the loss or change in the business of significant customers, or the addition of new customers, and their associated impacts on loads and load growth, and the availability of regulatory mechanisms that allow for timely cost recovery through customer rates in the event of those changes;

•
the impacts of economic conditions, including inflation, interest rates, regulatory authorized returns on equity, supply costs, population growth or decline in Idaho Power's service area, changes in customer demand for electricity, revenue from sales of excess power, credit quality of counterparties and suppliers, and the collection of receivables;

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

•	advancement of self-generation, energy storage, and energy efficiency technologies that may affect Idaho Power's sale or delivery of electric power or introduce new cyber security risks;

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

•
accidents, fires (either affecting or caused by Idaho Power facilities or infrastructure), explosions, and mechanical breakdowns that may occur while operating and maintaining Idaho Power assets, which can cause unplanned outages, reduce generating output, damage the companies’ assets, operations, or reputation, subject the companies to third-party claims for property damage, personal injury, or loss of life, or result in the imposition of civil, criminal, and regulatory fines and penalties for which the companies may have inadequate insurance coverage;

•	the increased purchased power costs and operational challenges associated with purchasing and integrating intermittent renewable energy sources into Idaho Power's resource portfolio;

•
disruptions or outages of Idaho Power's generation or transmission systems or of any interconnected transmission systems may constrain resources or cause Idaho Power to incur repair costs and purchase replacement power at increased costs;

•
the ability to obtain debt and equity financing or refinance existing debt when necessary and on favorable terms, which can be affected by factors such as credit ratings, volatility or disruptions in the financial markets, interest rate fluctuations, decisions by the Idaho or Oregon public utility commissions, and the companies' past or projected financial performance;

•
reductions in credit ratings, which could adversely impact access to debt and equity markets, increase borrowing costs, and require the posting of additional collateral to counterparties pursuant to credit and contractual arrangements;

•
the ability to enter into financial and physical commodity hedges with creditworthy counterparties to manage price and commodity risk, and the failure of any such risk management and hedging strategies to work as intended;

•
changes in actuarial assumptions, changes in interest rates, and the return on plan assets for pension and other post-retirement plans, which can affect future pension and other postretirement plan funding obligations, costs, and liabilities and the companies' cash flows;

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

•
the companies' failure to secure data or to comply with privacy laws or regulations, security breaches, or the disruption or damage to the companies' business, operations, or reputation resulting from cyber-attacks and related litigation or penalties, terrorist incidents or the threat of terrorist incidents, or other malicious acts, and acts of war;

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

Idaho Power was incorporated under the laws of the state of Idaho in 1989 as the successor to a Maine corporation that was organized in 1915 and began operations in 1916. Idaho Power is an electric utility engaged in the generation, transmission, distribution, sale, and purchase of electric energy and capacity and is regulated by the state regulatory commissions of Idaho and Oregon and by the FERC. Idaho Power is the parent of Idaho Energy Resources Co. (IERCo), a joint venturer in Bridger Coal Company (BCC), which mines and supplies coal to the Jim Bridger generating plant owned in part by Idaho Power. Idaho Power's utility operations constitute nearly all of IDACORP's current business operations. As of December 31, 2018, IDACORP had 1,981 full-time employees, 1,972 of whom were employed by Idaho Power, and 9 part-time employees, 7 of whom were employed by Idaho Power.

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

UTILITY OPERATIONS

Background

Idaho Power provided electric utility service to more than 558,000 retail customers in southern Idaho and eastern Oregon as of December 31, 2018. Approximately 465,000 of these customers are residential. Idaho Power’s principal commercial and industrial customers are involved in food processing, electronics and general manufacturing, agriculture, health care, and winter recreation. Idaho Power holds franchises, typically in the form of right-of-way arrangements, in 72 cities in Idaho and 7 cities in Oregon and holds certificates from the respective public utility regulatory authorities to serve all or a portion of 25 counties in Idaho and 3 counties in Oregon. Idaho Power's service area is shaded in the illustration on the following page and covers approximately 24,000 square miles with an estimated population of 1.2 million.

WASHINGTON
MONTANA
Salmon
Baker
City
McCall
IDAHO
Ontario
Boise
Hailey
OREGON
Pocatello
Twin
Falls
NEVADA
UTAH

Idaho Power is under the jurisdiction (as to rates, service, accounting, and other general matters of utility operation) of the Idaho Public Utilities Commission (IPUC), the Public Utility Commission of Oregon (OPUC), and the FERC. The IPUC and OPUC determine the rates that Idaho Power is authorized to charge to its retail customers. Idaho Power is also under the regulatory jurisdiction of the IPUC, the OPUC, and the Wyoming Public Service Commission (WPSC) as to the issuance of debt and equity securities. As a public utility under the Federal Power Act (FPA), Idaho Power has authority to charge market-based rates for wholesale energy sales under its FERC tariff and to provide transmission services under its open access transmission tariff (OATT). Additionally, the FERC has jurisdiction over Idaho Power's sales of transmission capacity and wholesale electricity, hydroelectric project relicensing, and system reliability, among other items.

Regulatory Accounting

Idaho Power is subject to accounting principles generally accepted in the United States of America (GAAP), with the impacts of rate regulation reflected in its financial statements. These principles sometimes result in Idaho Power recording expenses and revenues in a different period than when an unregulated enterprise would record such expenses and revenues. In these instances, the amounts are deferred or accrued as regulatory assets or regulatory liabilities on the balance sheet and recorded on the income statement when recovered or returned in rates or when otherwise directed to begin amortization by a regulator. Additionally, regulators can impose regulatory liabilities upon a regulated company for amounts previously collected from customers that are expected to be refunded. Idaho Power records regulatory assets or liabilities if it expects the amounts will be reflected in future prices, based on regulatory orders or other available evidence.

Consistent with orders and directives of the IPUC, unless contrary to applicable income tax guidance, Idaho Power does not provide deferred income taxes for certain income tax temporary differences and instead recognizes the tax impact currently (commonly referred to as flow-through accounting) for rate making and financial reporting. Therefore, Idaho Power's effective income tax rate is impacted as these differences arise and reverse. Regulated enterprises are required to recognize those adjustments as regulatory assets or liabilities if it is probable that the amounts will be recovered from or returned to customers in future rates.

Business Strategy

IDACORP is committed to its focus on competitive total returns and generating long-term value for shareholders. IDACORP’s business strategy emphasizes Idaho Power as IDACORP’s core business, as Idaho Power's regulated utility operations are the primary driver of IDACORP's operating results. IDACORP's board of directors regularly reviews IDACORP's long-term strategy, which as of the date of this report is focused on the following areas and initiatives:

Focus Areas	Initiatives
Grow to Enhance Financial Strength	- Execute on Business Development Initiatives - Find New Revenue Opportunities - Promote and Engage in Beneficial Electrification
Improve the Core Business
- Implement/Utilize Value-Added Analytics and Machine Learning
- Upgrade Infrastructure for Growth, Technology Changes, Renewable Energy Integration, and Flexibility
- Evaluate and Control Expenditures and Continue Efficient Operations
- Use Technology to Enhance the Grid, System Reliability, and Safety
- Implement Rate Structures that are Fair and Reasonable to All Customers
- Leverage Technology and Turn Disruptive Threats into Opportunities

Enhance Idaho Power's Brand
- Enhance Idaho Power's Customers' Experience and Interactions
- Continue Environmental Stewardship and Emission Reductions
- Continue Constructive Regulatory Relationships and a Regulatory Compliance Mindset
- Communicate Idaho Power's Story

Focus on Safety & Employee Engagement	- Continue Idaho Power's Strong Focus on Safety and Reducing Injuries - Execute on Employee Engagement and Leadership Development Initiatives
In executing the focus areas above, IDACORP seeks to balance the interests of shareholders, Idaho Power customers, employees, and other stakeholders. Idaho Power is working to continue to provide safe, fair-priced, reliable service to its customers from diversified generation resources, with a continued commitment to strong, sustainable financial results and strong credit ratings.

Rates and Revenues

Idaho Power generates revenue primarily through the sale of electricity to retail and wholesale customers and the provision of transmission service. The prices that the IPUC, the OPUC, and the FERC authorize Idaho Power to charge for electric power and services are critical factors in determining IDACORP's and Idaho Power's results of operations and financial condition. In addition to the discussion below, for more information on Idaho Power's regulatory framework and rate regulation, see the “Regulatory Matters” section of Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) and Note 3 – “Regulatory Matters” to the consolidated financial statements included in this report.

Retail Rates: Idaho Power's rates for retail electric services are generally determined on a “cost of service” basis. Rates are designed to provide, after recovery of allowable operating expenses including depreciation on capital investments, an opportunity for Idaho Power to earn a reasonable return on investment as authorized by regulators. Idaho Power regularly evaluates the need to request changes to its retail electricity price structure to cover its operating costs and to earn a fair return on its investments. Idaho Power uses general rate cases, power cost adjustment mechanisms in Idaho and Oregon, a fixed cost adjustment (FCA) mechanism in Idaho, balancing accounts and tariff riders, and subject-specific filings to recover its costs of providing service and to earn a return on investment. Retail prices are generally determined through formal ratemaking proceedings that are conducted under established procedures and schedules before the issuance of a final order. Participants in these proceedings include Idaho Power, the staffs of the IPUC or OPUC, and other interested parties. The IPUC and OPUC are charged with ensuring that the prices and terms of service are fair, non-discriminatory, and provide Idaho Power an opportunity to recover its prudently incurred or allowable costs and expenditures and earn a reasonable return on investment. The ability to request rate changes does not, however, ensure that Idaho Power will recover all of its costs or earn a specified rate of return, or that its costs will be recovered in advance of or at the same time as the costs are incurred.

In addition to general rate case filings, ratemaking proceedings can involve charges or credits related to specific costs, programs, or activities, as well as the recovery or refund of amounts recorded under specific authorization from the IPUC or OPUC but deferred for recovery or accrued for refund. Deferred amounts are generally collected from and accrued amounts are generally refunded to retail customers through the use of base rates or supplemental tariffs. Outside of base rates, three of the most significant mechanisms for recovery of costs are the power cost adjustment mechanisms, FCA mechanism, and energy efficiency riders. Idaho Power collects most of its energy efficiency program costs through energy efficiency riders on customer bills. The Idaho and Oregon power cost adjustment mechanisms are intended to address the volatility of power supply costs and provide for annual adjustments to the rates charged to retail customers by allowing partial recovery or refund of the difference between net power supply costs included in base rates and actual net power supply costs incurred by Idaho Power. The FCA mechanism, applicable to Idaho residential and small commercial customers, is designed to remove a portion of Idaho Power’s financial disincentive to invest in energy efficiency programs by separating (or decoupling) the recovery of fixed costs from the variable kilowatt-hour charge and linking it instead to a set amount per customer. Under Idaho Power's current rate design, recovery of a portion of fixed costs is included in the variable kilowatt-hour charge, which may result in overcollection or undercollection of fixed costs. To return overcollection to customers or to collect undercollection from customers, the FCA mechanism allows Idaho Power to accrue, or defer, the difference between the authorized fixed-cost recovery amount per customer and the actual fixed costs per customer recovered by Idaho Power during the year. Increases in FCA recovery are capped at 3 percent of base revenue annually, with any excess deferred for collection in a subsequent year.

Wholesale Markets: Idaho Power participates in the wholesale energy markets by purchasing power to help meet load demands and selling power that is in excess of load demands. Idaho Power's market activities are guided by a risk management policy and frequently updated operating plans. These operating plans are impacted by factors such as customer demand for power, market prices, generating costs, transmission constraints, and availability of generating resources. Some of Idaho Power's 17 hydroelectric generation facilities are operated to optimize the water that is available by choosing when to run hydroelectric generation units and when to store water in reservoirs. Idaho Power at times operates these and its other generation facilities to take advantage of market opportunities. These decisions affect the timing and volumes of market purchases and market sales. Even in below-normal water years, there are opportunities to vary water usage to capture wholesale marketplace economic benefits, maximize generation unit efficiency and meet peak loads. Compliance factors such as allowable river stage elevation changes and flood control requirements also influence these generation dispatch decisions. Idaho Power's wholesale energy sales depend largely on the availability of generation resources above the amount necessary to serve customer loads as well as market power prices at the time when those resources are available. A reduction in either factor leads to lower wholesale energy sales.

Idaho Power’s OATT rate is revised each year based primarily on financial and operational data Idaho Power files annually with the FERC in its Form 1. The FERC oversees mandatory transmission and network reliability standards, as well as power and transmission markets, including protection against market manipulation. These mandatory transmission and reliability standards were developed by the North American Electric Reliability Corporation and the Western Electricity Coordinating Council, which have responsibility for compliance and enforcement of transmission and reliability standards.

Retail Energy Sales: Weather, seasonal customer demand, energy efficiency, and economic conditions all impact the amount of electricity that Idaho Power sells as well as the costs it incurs to provide that electricity. Idaho Power's utility revenues are not earned, and associated expenses are not incurred, evenly during the year. Idaho Power’s retail energy sales typically peak during the summer irrigation and cooling season, with a lower peak during the winter heating season. Extreme temperatures increase sales to customers who use electricity for cooling and heating, and mild temperatures decrease sales. Increased precipitation levels during the agricultural growing season reduce electricity sales to customers who use electricity to operate irrigation pumps. Alternative methods of generation, including customer-owned solar and other forms of distributed generation, have the potential to decrease Idaho Power sales to existing customers. Also, development of new technologies and services to help energy consumers manage energy in new ways could continue to alter demand for Idaho Power's electric energy. Approximately 95 percent of Idaho Power’s retail revenue originates from customers located in Idaho, with the remainder originating from customers located in Oregon. Idaho Power’s operations, including information on energy sales, are discussed further in Part II, Item 7 - MD&A - "Results of Operations - Utility Operations.”

The table that follows presents Idaho Power’s revenues and sales volumes for the last three years, classified by customer type.

	Year Ended December 31,
	2018	2017	2016
Retail revenues (thousands of dollars):
Residential (includes $34,625, $17,320, and $29,170, respectively, related to the FCA(1))	$530,527	$552,333	$514,954
Commercial (includes $1,299, $876, and $1,087, respectively, related to the FCA(1))	310,299	319,195	302,650
Industrial	190,130	195,124	182,590
Irrigation	158,001	150,030	156,505
Provision for sharing	(5,025)	—	—
Deferred revenue related to HCC relicensing AFUDC(2)	(8,780)	(10,706)	(10,706)
Total retail revenues	1,175,152	1,205,976	1,145,993
Wholesale energy sales	52,845	24,790	11,900
Transmission wheeling revenues	59,094	43,970	32,496
Energy efficiency program revenues	35,703	39,241	33,754
Other revenues	43,788	30,916	35,210
Total electric utility operating revenues	$1,366,582	$1,344,893	$1,259,353
Energy sales (thousands of Megawatt-hour (MWh)):
Residential	5,135	5,355	5,004
Commercial	4,105	4,099	3,999
Industrial	3,371	3,346	3,243
Irrigation	1,976	1,771	1,950
Total retail energy sales	14,587	14,571	14,196
Wholesale energy sales	2,246	1,934	742
Bundled energy sales	617	202	444
Total energy	17,450	16,707	15,382

(1)
The FCA mechanism is an alternative revenue program in the Idaho jurisdiction and does not represent revenue from contracts with customers as disclosed in Note 4 – “Revenues” to the consolidated financial statements included in this report.

(2)
As part of its January 30, 2009, general rate case order, the IPUC is allowing Idaho Power to recover a portion of the allowance for funds used during construction (AFUDC) on construction work in progress related to the Hells Canyon Complex (HCC) relicensing process, even though the relicensing process is not yet complete and the costs have not been moved to electric plant in service. Idaho Power is collecting $8.8 million annually in the Idaho jurisdiction but is deferring revenue recognition of the amounts collected until the license is issued and the accumulated license costs approved for recovery are placed in service. Prior to the May 2018 Idaho Tax Reform Settlement Stipulation, described in Note 3 – “Regulatory Matters” to the consolidated financial statements included in this report, Idaho Power was collecting $10.7 million annually.

Competition: Idaho Power's electric utility business has historically been recognized as a natural monopoly. Idaho Power competes with fuel distribution companies, including natural gas providers, in serving the energy needs of customers for space heating, water heating, and appliances.

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

Weather, load demand, supply constraints, economic conditions, and availability of generation resources impact power supply costs. Idaho Power’s annual hydroelectric generation varies depending on water conditions in the Snake River Basin. Drought conditions and increased peak load demand cause a greater reliance on potentially more expensive energy sources to meet load requirements. Conversely, favorable hydroelectric generation conditions increase production at Idaho Power’s hydroelectric generating facilities and reduce the need for thermal generation and wholesale market purchased power. Economic conditions and governmental regulations can affect the market price of natural gas and coal, which may impact fuel expense and market prices for purchased power. Idaho Power's power cost adjustment mechanisms mitigate in large part the financial impacts of volatile fuel and power costs.

Idaho Power’s system is dual peaking, with the larger peak demand occurring in the summer. Idaho Power reached its highest all-time system peak demand of 3,422 megawatts (MW) on July 7, 2017. Idaho Power's highest all-time winter peak demand of 2,527 MW was last achieved on January 6, 2017. During these and other similarly heavy load periods, Idaho Power’s system is fully committed to serve load and meet required operating reserves. The table that follows shows Idaho Power’s total power supply for the last three years.

	Power Supply			Percent of Total Generation
	2018	2017	2016	2018	2017	2016
	(thousands of MWh)
Hydroelectric plants	8,682	8,900	6,408	65%	65%	53%
Coal-fired plants	3,274	3,284	4,045	24%	24%	33%
Natural gas-fired plants	1,408	1,504	1,722	11%	11%	14%
Total system generation	13,364	13,688	12,175	100%	100%	100%

Purchased power - cogeneration and small power production	3,045	2,800	2,314
Purchased power - other	2,386	1,442	2,023
Total purchased power	5,431	4,242	4,337
Total power supply	18,795	17,930	16,512

Hydroelectric Generation: Idaho Power operates 17 hydroelectric projects located on the Snake River and its tributaries. Together, these hydroelectric facilities provide a total nameplate capacity of 1,775 MW and annual generation of approximately 8.7 million MWh under median water conditions. The amount of water available for hydroelectric power generation depends on several factors—the amount of snowpack in the mountains upstream of Idaho Power’s hydroelectric facilities, upstream reservoir storage, springtime precipitation and temperatures, main river and tributary base flows, the condition of the Eastern Snake Plain Aquifer and its spring flow impact, summer time irrigation withdrawals and returns, and upstream reservoir regulation. Idaho Power actively participates in collaborative work groups focused on water management issues in the Snake River Basin, with the goal of preserving the long-term availability of water for use at Idaho Power’s hydroelectric projects on the Snake River.

In 2018, reservoir storage carryover from the previous year coupled with near-normal winter snowpack resulted in 8.7 million MWh of hydroelectric generation. In 2017, above normal winter and spring precipitation resulted in 8.9 million MWh of hydroelectric generation. In 2016, low upstream reservoir carryover (primarily in the upper Snake River basin) resulted in reduced downstream flow releases. Additionally, although snowpack accumulation was near-normal on April 1, 2016, the snowpack melted earlier than usual. The combined effect was lower than median hydro production of 6.4 million MWh in 2016. During low water years, when stream flows into Idaho Power’s hydroelectric projects are reduced, Idaho Power’s hydroelectric generation is reduced, resulting in a greater reliance on other generation resources and wholesale power purchases. For 2019, Idaho Power estimates annual generation from its hydroelectric facilities to be between 6.5 million MWh and 8.5 million MWh.

Idaho Power obtains licenses for its hydroelectric projects from the FERC, similar to other utilities that operate nonfederal hydroelectric projects on qualified waterways. The licensing process includes an extensive public review process and involves numerous natural resource and environmental agencies. The licenses last from 30 to 50 years depending on the size, complexity, and cost of the project. Idaho Power is actively pursuing the relicensing of the HCC, its largest hydroelectric generation source. Idaho Power also has three Oregon licenses under the Oregon Hydroelectric Act, which applies to Idaho Power’s Brownlee, Oxbow, and Hells Canyon facilities. For further information on relicensing activities, see Part II, Item 7 – MD&A – "Regulatory Matters – Relicensing of Hydroelectric Projects.”

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

NV Energy is the operator of the North Valmy power plant (Valmy Plant). Idaho Power expects to meet 2019 fuel requirements through existing inventory and coal contracts and expects to be able to meet future coal requirements through new or existing coal supply contracts. In 2017 and 2018, Idaho Power established a process approved by the IPUC and OPUC for recovery of costs related to Idaho Power’s plan to end its participation in coal-fired operations at the Valmy Plant units 1 and 2 in 2019 and 2025, respectively. In 2018, the Valmy Plant provided 5 percent of Idaho Power's total generation, compared with 2 percent of Idaho Power's total generation in both 2017 and 2016.

Portland General Electric Company is the operator of the Boardman power plant. Idaho Power believes that it has sufficient inventory and coal contracts to supply the Boardman plant with fuel through 2019. The Boardman plant receives coal through annual contracts with suppliers from the Powder River Basin in northeast Wyoming. Idaho Power expects to meet future coal needs through similar contracts. In December 2010, the Oregon Environmental Quality Commission approved a plan to cease coal-fired operations at the Boardman power plant no later than December 31, 2020.

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

As of December 31, 2018, approximately 6.4 million MMBtu of natural gas was financially hedged for physical delivery for the operational dispatch of the Langley Gulch plant through January 2020. Idaho Power plans to manage the procurement of additional natural gas for the peaking units on the daily spot market or from storage inventory as necessary to meet system requirements and fueling strategies.

Purchased Power: As described below, Idaho Power purchases power in the wholesale market as well as power pursuant to long-term power purchase contracts and exchange agreements.

Wholesale Market Transactions: To supplement its self-generated power and long-term purchase arrangements, Idaho Power purchases power in the wholesale market based on economics, operating reserve margins, risk management policy requirements, and unit availability. Depending on availability of excess power or generation capacity, pricing, and opportunities in the markets, Idaho Power also sells power in the wholesale markets. During 2018 and 2017, Idaho Power purchased 1.4 million MWh and 0.9 million MWh of power through wholesale market purchases at an average cost of $31.55 per MWh and $26.32 per MWh, respectively. During 2018 and 2017, Idaho Power sold 2.2 million MWh and 1.9 million MWh of power in wholesale market sales, with an average price of $23.53 per MWh and $12.82 per MWh, respectively.

Long-term Power Purchase and Exchange Arrangements: In addition to its wholesale market purchases, Idaho Power has the following notable long-term power purchase contracts and energy exchange agreements:

•	Telocaset Wind Power Partners, LLC - for 101 MW (nameplate generation) from the Elkhorn Valley wind project located in eastern Oregon. The contract term ends in 2027.

•	USG Oregon LLC - for 22 MW (estimated average annual output) from the Neal Hot Springs Unit #1 geothermal power plant located near Vale, Oregon. The contract term ends in 2037.

•
Clatskanie People's Utility - for up to 18 MW of generation from the Arrowrock hydroelectric project in southern Idaho in exchange for energy from Idaho Power's system or power purchased at the Mid-Columbia trading hub. The contract term ends in 2020. Idaho Power has the right to renew the agreement for an additional five-year term.

•	Raft River Energy I, LLC - for up to 13 MW (estimated average annual output) from its Raft River Geothermal Power Plant Unit #1 located in southern Idaho. The contract term ends in 2033.

PURPA Qualifying Facility Energy Sales Agreements: Idaho Power purchases power from PURPA qualifying facilities as mandated by federal law. As of December 31, 2018, Idaho Power had contracts with on-line PURPA qualifying facilities with a total of 1,119 MW of nameplate generation capacity, with an additional 29 MW nameplate capacity of projects projected to be on-line in 2019. The energy sales agreements for these qualifying facilities have original contract terms ranging from one to 35 years. The expense and volume of purchases from PURPA qualifying facilities during the last three years is included in the following table:

	Year Ended December 31,
	2018	2017	2016
PURPA contracts expense (in thousands)	$189,722	$169,788	$153,665
MWh purchased under PURPA contracts (in thousands)	3,045	2,800	2,314
Average cost per MWh from PURPA contracts	$62.31	$60.64	$66.41

Pursuant to the requirements of PURPA, the IPUC and OPUC have each issued orders and rules regulating Idaho Power’s purchase of power from qualifying facilities that meet the requirements of PURPA. A key component of the PURPA contracts is the energy price contained within the agreements. PURPA regulations specify that a utility must pay energy prices based on the utility’s avoided costs. The IPUC and OPUC have established specific rules and regulations to calculate the avoided cost that Idaho Power is required to include in PURPA energy sales agreements under each state's jurisdiction. For PURPA energy sales agreements:

•
Idaho Power is required to purchase all of the output delivered from the contracted qualifying facilities located inside its service area, subject to some exceptions such as adverse impacts on system reliability.

•
Idaho Power is required to purchase the output of projects located outside its service area if it has the ability to receive power at the qualifying facility’s requested point of delivery on Idaho Power's system.

•
The IPUC jurisdictional portion of the costs associated with PURPA contracts is fully recovered through base rates and the Idaho-jurisdiction power cost adjustment (PCA) mechanism, and the OPUC jurisdictional portion is recovered through base rates and an Oregon power cost recovery mechanism. Thus, the primary impact of high power purchase costs under PURPA contracts is on customer rates.

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

•
The IPUC issued an order in August 2015 that revised the standard PURPA power purchase contract term for new contracts to a 2-year term from the previously required 20-year term for qualifying facilities that exceed the size limitations for published avoided costs.

•
The OPUC requires that Idaho Power pay the published avoided costs for solar PURPA qualifying facilities with a nameplate rating of 3 MW or less and all other types of projects with a nameplate rating of 10 MW or less. Idaho Power is required to negotiate an applicable price (premised on avoided costs) for all other qualifying facilities based upon OPUC regulations.

Participation in Western Energy Imbalance Market: In 2014, the California Independent System Operator and PacifiCorp implemented an energy imbalance market (Western EIM) under which the participating parties enabled their systems to interact for automated intra-hour economic dispatch of generation from committed resources to serve loads. The Western EIM is intended to reduce the power supply costs to serve customers through more efficient dispatch of a larger and more diverse pool of resources, to integrate intermittent power from renewable generation sources more effectively, and to enhance reliability. Participation in the Western EIM is voluntary and available to all balancing authorities in the western United States. Idaho Power commenced participation in the Western EIM in April 2018. For information on regulatory proceedings related to costs associated with joining the Western EIM, see Part II, Item 7 – MD&A - "Regulatory Matters - Western Energy Imbalance Market Costs."

Transmission Services

Electric transmission systems deliver energy from electric generation facilities to distribution systems for final delivery to customers. Transmission systems are designed to move electricity over long distances because generation facilities can be located hundreds of miles away from customers. Idaho Power’s generating facilities are interconnected through its integrated transmission system and are operated on a coordinated basis to achieve maximum capability and reliability. Idaho Power’s transmission system is directly interconnected with the transmission systems of the Bonneville Power Administration, Avista Corporation, PacifiCorp, NorthWestern Energy, and NV Energy. These interconnections, coupled with transmission line capacity made available under agreements with some of those entities, permit the interchange, purchase, and sale of power among entities in the Western Interconnection, the transmission grid covering much of western North America. Idaho Power provides wholesale transmission service for eligible transmission customers on a non-discriminatory basis. Idaho Power is a member of the Western Electricity Coordinating Council, the Northwest PowerPool, the Northern Tier Transmission Group, and the North American Energy Standards Board. These groups have been formed to more efficiently coordinate transmission reliability and planning throughout the Western Interconnection.

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

Resource Planning

Integrated Resource Planning: The IPUC and OPUC require that Idaho Power prepare biennially an Integrated Resource Plan (IRP). Idaho Power filed its most recent IRP in June 2017. The IRP seeks to forecast Idaho Power's loads and resources for a 20-year period, analyzes potential supply-side and demand-side resource options, and identifies potential near-term and long-term actions. The four primary goals of the IRP are to:

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

In 2018, Idaho Power began preparing its 2019 IRP. The load forecast assumptions Idaho Power expects to use in its 2019 IRP are included in the table below, together with the average annual growth rate assumptions used in the prior two IRPs. The rate of load growth can impact the timing and extent of development of resources, such as new generation plants or transmission infrastructure, to serve those loads.

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

Energy Efficiency and Demand Response Programs: Idaho Power’s energy efficiency and demand response portfolio is comprised of 23 programs. These energy efficiency programs target energy savings across the entire year, while the demand response programs target system demand reduction in the summer at times of peak loads. The programs are offered to all customer segments and emphasize the wise use of energy, especially during periods of high demand. This energy and demand reduction can minimize or delay the need for new generation and transmission infrastructure. Idaho Power’s programs include:

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

In 2018, Idaho Power’s energy efficiency programs reduced energy usage by approximately 173,000 MWh. For 2018, Idaho Power had a demand response available capacity of approximately 382 MW. In 2018, 2017, and 2016, Idaho Power expended approximately $44 million, $48 million, and $43 million, respectively, on both energy efficiency and demand response programs. Funding for these programs is provided through a combination of the Idaho and Oregon energy efficiency tariff riders, base rates, and the power cost adjustment mechanisms. Energy efficiency program expenditures funded through the riders are reported as an operating expense with an equal amount of revenues recorded in other revenues, resulting in no net impact on earnings.

Environmental, Social, and Governance Initiatives

IDACORP’s and Idaho Power’s boards of directors are responsible for the oversight of the companies’ environmental, social, and governance (ESG) initiatives and are regularly informed of the goals, measures, and results of their ESG and sustainability programs. IDACORP and Idaho Power publicly released their inaugural sustainability report in May 2012 and have issued sustainability reports annually thereafter. IDACORP’s and Idaho Power’s ESG initiatives include establishing responsible management goals to balance shareholder return and the companies’ impact on the environment (such as the sustainability benefits from the Boardman to Hemingway transmission project, which includes integrating renewable energy generation and deferring the need for development of additional fossil-fueled resources), operational excellence in providing reliable, fair priced, and clean energy, continuing various environmental stewardship programs along the Snake River, engaging and empowering Idaho Power’s workforce (including succession planning at all levels, retirement planning education, and providing competitive pension benefits), promoting a culture of safety and inclusiveness for all employees, and building strong community partnerships for healthy economic development in Idaho Power’s service area, among other things. The most current sustainability report is located on Idaho Power’s website, together with other information on ESG issues relevant to Idaho Power. The sustainability reports and related website content are not incorporated by reference into this Annual Report on Form 10-K.

Reduction in Coal-Fired Generation: Idaho Power monitors environmental requirements and assesses whether environmental control measures are or remain economically appropriate. Continued review of the economic appropriateness of further investments in coal-fired plants was included in an IPUC order in February 2014, in which the IPUC requested that Idaho Power continue monitoring environmental requirements at a national level and account for their impact in resource planning and promptly apprise the IPUC of developments that could impact the company's continued reliance on the Valmy Plant as a coal-fired resource. In 2017 and 2018, the IPUC and OPUC approved settlement stipulations allowing accelerated depreciation and cost recovery for the Valmy Plant in connection with Idaho Power's plan to end its participation in the operation of unit 1 at the Valmy Plant by the end of 2019 and unit 2 by 2025. The plan to end Idaho Power's participation in operations of units 1 and 2 at the Valmy Plant was based primarily on the economics of operating the plant. The settlement stipulations are described in Part II, Item 7 - MD&A - "Regulatory Matters” in this report. Additionally, in light of the uncertainty resulting from pending environmental regulation and the substantial estimated cost of selective catalytic reduction equipment (SCR) installation, Idaho Power continues to assess whether to move forward with the installation of SCR on units 1 and 2 at the Jim Bridger power plant. The table above does not include costs associated with a SCR installation on units 1 and 2 at the Jim Bridger power plant.

Voluntary CO2 Emissions Intensity Reduction Goal: Idaho Power is engaged in voluntary greenhouse gas emissions (GHG) emissions intensity reduction efforts. In 2013, IDACORP's and Idaho Power's boards of directors extended a goal they originally established in 2009, seeking to reduce the company-owned resource portfolio average carbon dioxide (CO2) emissions intensity to 15-20 percent below 2005 levels of 1,194 lbs CO2/MWh for the 2010-2017 cumulative period. Idaho Power has achieved and furthered the reduction goal several times, which now extends through 2020.

Idaho Power's estimated historic CO2 emissions intensity from its generation facilities is as follows (in lbs CO2/MWh):

	2018	2017	2016	2015	2014	2013	2012	2011	2010
Cumulative Emissions Intensity 2010-2018	869	896	934	944	945	929	867	864	1,066
Annual Average Emissions Intensity	647	632	858	944	1,015	1,129	874	681	1,066

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

Environmental Expenditures: Idaho Power’s environmental compliance expenditures will remain significant for the foreseeable future, particularly given the volume of existing and proposed regulations at the federal level. Idaho Power estimates its environmental expenditures, based upon present environmental laws and regulations, will be as follows for the periods indicated, excluding AFUDC (in millions of dollars):

	2019	2020-2021
Capital expenditures:
License compliance and relicensing efforts at hydroelectric facilities	$12	$35
Investments in equipment and facilities at thermal plants	4	22
Total capital expenditures	$16	$57
Operating expenses:
Operating costs for environmental facilities - hydroelectric	$21	$42
Operating costs for environmental facilities - thermal	12	23
Total operations and maintenance	$33	$65

Idaho Power anticipates that finalization, implementation, or modification of a number of federal and state rulemakings and other proceedings addressing, among other things, greenhouse gases and endangered species could result in substantial changes in operating and compliance costs, but Idaho Power is unable to estimate those changes in costs given the uncertainty associated with existing and potential future regulations. Idaho Power expects that it would seek to recover increases in costs through the ratemaking process. Beyond increasing costs generally, these environmental laws and regulations could affect IDACORP's and Idaho Power's results of operations and financial condition if the costs associated with these environmental requirements and potential early plant retirements cannot be fully recovered in rates on a timely basis.

IDACORP FINANCIAL SERVICES, INC.

IFS invests in affordable housing developments, which provide a return principally by reducing federal and state income taxes through tax credits and accelerated tax depreciation benefits. IFS has focused on a diversified approach to its investment strategy in order to limit both geographic and operational risk with most of IFS’s investments having been made through syndicated funds. While IFS has not actively pursued new investment opportunities for some time, IFS does evaluate new investment opportunities. At December 31, 2018, the unamortized amount of IFS’s portfolio was approximately $3 million ($146 million in gross tax credit investments, net of $143 million of accumulated amortization). IFS generated tax credits of $2.6 million in each year in 2018, 2017, and 2016. In 2018, 2017, and 2016, IFS received distributions related to fully-amortized affordable housing investments that reduced IDACORP's income tax expense by $0.3 million, $1.1 million, and $1.7 million, respectively.

IDA-WEST ENERGY COMPANY

Ida-West operates and has a 50 percent ownership interest in nine hydroelectric projects that have a total generating capacity of 44 MW. Four of the projects are located in Idaho and five are in northern California. All nine projects are “qualifying facilities” under PURPA. Idaho Power purchased all of the power generated by Ida-West’s four Idaho hydroelectric projects at a cost of approximately $10 million in both 2018 and 2017 and $8 million in 2016.

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

DARREL T. ANDERSON, 60

•	President and Chief Executive Officer of IDACORP, Inc., May 2014 - present

•	President and Chief Executive Officer of Idaho Power Company, January 2014 - present

•	President and Chief Financial Officer of Idaho Power Company, January 2012 - December 2013

•	Executive Vice President, Administrative Services and Chief Financial Officer of IDACORP, Inc., October 2009 - April 2014

•	Member of the Boards of Directors of IDACORP, Inc. and Idaho Power Company since September 2013

BRIAN R. BUCKHAM, 40

•	Senior Vice President and General Counsel of IDACORP, Inc. and Idaho Power Company, February 2017 - present

•	Vice President and General Counsel of IDACORP, Inc. and Idaho Power Company, April 2016 - February 2017

•	In-house legal counsel of IDACORP, Inc. and Idaho Power Company, April 2010 - March 2016

JEFFREY S. GLENN, 51

•	Vice President of Corporate Services and Chief Information Officer of Idaho Power Company, June 2018 - present

•	Vice President of Information Technology and Chief Information Officer of Idaho Power Company, January 2016 - June 2018

•	Vice President of Technology Operations of Verizon Digital Media Services, Inc. (a digital media content delivery network company), January 2014 - January 2016

•	Vice President of Technology Operations of Edgecast Networks, Inc. (acquired by Verizon Digital Media Services, Inc. in 2014), January 2012 - January 2014

LISA A. GROW, 53

•	Senior Vice President and Chief Operating Officer of Idaho Power Company, April 2016 - present

•	Senior Vice President of Operations of Idaho Power Company, January 2016 - March 2016

•	Senior Vice President - Power Supply of Idaho Power Company, October 2009 - December 2015

 STEVEN R. KEEN, 58

•	Senior Vice President - Chief Financial Officer, and Treasurer of IDACORP, Inc., May 2014 - present

•	Senior Vice President - Chief Financial Officer, and Treasurer of Idaho Power Company, January 2014 - present

•	Senior Vice President - Finance and Treasurer of Idaho Power Company, January 2012 - December 2013

•	Vice President - Finance and Treasurer of IDACORP, Inc., June 2010 - April 2014

JEFFREY L. MALMEN, 51

•	Senior Vice President of Public Affairs of IDACORP, Inc. and Idaho Power Company, April 2016 - present

•	Vice President of Public Affairs of IDACORP, Inc. and Idaho Power Company, October 2008 - March 2016

TESSIA PARK, 57

•	Vice President of Power Supply of Idaho Power Company, January 2016 - present

•	Director of Load Serving Operations of Idaho Power Company, September 2012 - December 2015

KEN W. PETERSEN, 55

•	Vice President, Controller and Chief Accounting Officer of IDACORP, Inc. and Idaho Power Company, January 2014 - present

•	Corporate Controller and Chief Accounting Officer of IDACORP, Inc. and Idaho Power Company, May 2010 - December 2013

N. VERN PORTER, 59

•	Vice President of Transmission & Distribution Engineering and Construction and Chief Safety Officer, April 2016 - present

•	Vice President of Customer Operations of Idaho Power Company, January 2016 - March 2016

•	Senior Vice President of Customer Operations of Idaho Power Company, April 2015 - December 2015

•	Vice President of Idaho Power Company, January 2014 - April 2015

•	Vice President of Delivery Engineering and Construction of Idaho Power Company, May 2012 - December 2013

ADAM RICHINS, 40

•	Vice President of Customer Operations and Business Development of Idaho Power Company, March 2017 - present

•	General Manager of Customer Operations, Engineering and Construction, January 2014 - February 2017

•	In-house legal counsel of Idaho Power Company, November 2010 - January 2014

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

The prices that the IPUC and OPUC authorize Idaho Power to charge customers for its retail services, and the tariff rate that the FERC permits Idaho Power to charge for its transmission services, are generally the most significant factors influencing IDACORP’s and Idaho Power’s business, results of operations, liquidity, and financial condition. Idaho Power's ability to recover its costs and earn a reasonable rate of return can be affected by many regulatory factors, including the timing difference between when Idaho Power incurs costs and when Idaho Power recovers those costs in customers’ rates (often called "regulatory lag" in the utility industry), and differences between the costs included in rates and the amount of actual costs incurred. Idaho Power is often required to incur costs before the IPUC, OPUC, or FERC approves the recovery of those costs, such as construction costs for new facilities or power lines, the costs of compliance with legislative and regulatory requirements, increased funding levels of a defined benefit pension plan, and the costs of damage from fires, weather-related events, and natural disasters. The IPUC, OPUC, and FERC may not allow Idaho Power to recover some or all of those costs on the basis that they find Idaho Power did not reasonably or prudently incur those costs or for other reasons. Ratemaking has generally been premised on estimates of historic costs based on a test year, so if a given year’s actual costs are higher than historic costs, rates may not be sufficient to cover actual costs. While rate regulation is also premised on the assumption that rates established are fair, just, and reasonable, regulators have considerable discretion in applying this standard. Decisions are subject to judicial appeal, which could lead to further uncertainty in regulatory proceedings.

Economic, political, legislative, public policy, or regulatory pressures may lead stakeholders to seek rate reductions or refunds, limits on rate increases, or lower allowed rates of return on investments for Idaho Power. The ratemaking process typically involves multiple intervening parties, including governmental bodies, consumer advocacy groups, and customers, generally with the common objective of limiting rate increases or even reducing rates. The IPUC and OPUC may adopt different methods of calculating the allocation of the total utility costs in their respective jurisdictions, resulting in certain costs excluded in both states. In the past, Idaho Power has been denied recovery, or required to defer recovery pending the next general rate case, including denials or deferrals related to capital expenditures for long-term project expenses. Adverse outcomes in regulatory proceedings or significant regulatory lag may cause Idaho Power to record an impairment of its assets or otherwise adversely affect cash flows and earnings and result in lower credit ratings, reduced access to capital and higher financing costs, and reductions or delays in planned capital expenditures.

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

Idaho Power's cost recovery mechanisms may not function as intended and are subject to change or elimination, which may adversely affect IDACORP's and Idaho Power's financial condition and results of operations. Idaho Power has power cost adjustment mechanisms in its Idaho and Oregon jurisdictions and a fixed cost adjustment mechanism in Idaho. The power cost adjustment mechanisms track Idaho Power’s actual net power supply costs (primarily fuel and purchased power less wholesale energy sales) and compare these amounts to net power supply costs being recovered in retail rates. A majority of the differences between these two amounts is deferred for future recovery from, or refund to, customers through rates. Volatility in power supply costs continues to be significant, in large part due to fluctuations in hydroelectric generation conditions and high costs for the purchase of renewable energy under mandatory long-term contracts. While the power cost adjustment mechanisms function to mitigate the potentially adverse impact on net income of power supply cost volatility, the mechanisms do not eliminate the cash flow impact of that volatility. When power costs rise above the level recovered in current retail rates, Idaho Power incurs the costs but recovery of those costs is deferred to a subsequent collection period, which can adversely affect Idaho Power’s operating cash flow and liquidity until those costs are recovered from customers. The fixed cost adjustment mechanism is a decoupling mechanism designed to remove a portion of Idaho Power's disincentive to invest in and support energy efficiency activities. This mechanism allows Idaho Power to charge Idaho residential and small commercial customers when it recovers less than the base level of fixed costs per customer that the IPUC authorized for recovery in the most recent general rate case. The power cost and fixed cost adjustment mechanisms are generally subject to change at the discretion of applicable state regulators, who could decide to modify or eliminate either mechanism in a manner that adversely impacts IDACORP's and Idaho Power's financial condition, cash flows, and results of operations.

IDACORP's and Idaho Power's business, financial condition, and results of operations may be negatively affected by changes in customer growth or customer usage. Changes in the number of customers and customers' use of electricity are affected by a number of factors, such as population growth or decline in Idaho Power's service area, expansion or loss of service area, changes in customer needs and expectations, adoption rates of energy efficiency measures, customer-generated power such as from solar panels and gas-fired generators, demand-side management requirements, regulation or deregulation, and adverse economic conditions. An economic downturn or recession could also negatively impact customer use and reduce revenues and cash flows, thus adversely affecting results of operations. Many electric utilities, including Idaho Power, have experienced a decline in usage per customer, in part attributable to energy efficiency activities. State or federal regulations may be enacted to encourage or require mandatory energy conservation or technological advances that increase energy efficiency, which could further reduce usage per customer. Also, changing customer needs and expectations could lead to lower customer satisfaction, reduced loyalty, difficulty in obtaining rate increases, legislation to deregulate electric service, and customers seeking alternative sources of energy and electric service. If customers choose to generate their own energy, discontinue a portion or all service from Idaho Power, or replace electric power for heating with natural gas, demand for Idaho Power's energy may decline and adversely impact the affordability of its services for remaining customers. While Idaho Power has recently experienced a net growth in usage due to an increase in the number of customers, when adjusted for the impacts of weather, the average monthly usage on a per customer basis for Idaho residential customers has declined from 1,063 kWh in 2009 to 945 kWh in 2018. Rate mechanisms, such as the Idaho fixed cost adjustment, are designed to address the financial disincentive associated with promoting energy efficiency activities, but there is no assurance that the mechanism will result in full or timely collection of Idaho Power's fixed costs, which are currently collected in large part through the company's volume-based energy rates that are based on historical sales volume. Any undercollection of fixed costs would adversely impact revenues, earnings, and cash flows. The formation of municipal utilities or similar entities for distribution systems within Idaho Power's service area could also result in a load decrease. The loss of loads resulting from some of these events may result in IDACORP and Idaho Power modifying or eliminating large generation or transmission projects. This could in turn result in reduced revenues as well as write-downs or write-offs if regulators determine that the costs of the projects were incurred imprudently, which could have a material adverse impact on IDACORP's and Idaho Power's financial condition, results of operations, and cash flows.

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

IDACORP's and Idaho Power's operating results fluctuate seasonally and can be adversely affected by changes in weather conditions, severe weather, and climate change. Idaho Power's electric power sales are seasonal, with demand in Idaho Power's service area peaking during the hot summer months, with a secondary peak during the cold winter months. Electric power demands by irrigation customers in Idaho Power's service area, which are impacted by temperatures and the timing and amount of precipitation, can also create significant seasonal changes in usage. Seasonality of revenues may be further impacted by Idaho Power's tiered rate structure, under which rates charged to customers are often higher during higher-load periods, such as hot summers and cold winters. Market prices for power also often increase significantly during these peak periods, at times when Idaho Power is required to purchase power in the wholesale markets to meet customer demand. By contrast, when temperatures are relatively mild or where precipitation supplants irrigation systems, loads are often lower as customers are not using electricity for heating and air conditioning or irrigation purposes. Thus, weather conditions and the timing and extent of precipitation can cause IDACORP's and Idaho Power's results of operations and financial condition to fluctuate seasonally, quarterly, and from year to year.

Climate change could also have significant physical effects in Idaho Power’s service area, such as increased frequency and severity of storms, lightning, droughts, heat waves, fires, floods, snow loading, and other extreme weather events, and impact Idaho Power’s ability to import power on transmission lines from other geographic areas. These extreme weather events and their associated impacts could damage transmission, distribution, and generation facilities, causing service interruptions and extended outages, increasing costs and other operating and maintenance expenses, and limiting Idaho Power's ability to meet customer energy demand. Sustained drought conditions or decreased snow pack due to higher temperatures are likely to decrease power generation from hydroelectric plants. Variations in hydroelectric generation that increase Idaho Power's reliance on market purchases may lead to more costly power supply sources for its customers and reduce benefits from selling surplus hydroelectric power in the wholesale market. The price of power in the wholesale energy markets tends to be higher during periods of high regional demand that tends to occur with weather extremes, which may cause Idaho Power to purchase power in the wholesale market during peak price periods, increasing power supply costs. The costs of repair and replacing infrastructure or liability for personal injury, loss of life, or property damage from utility equipment that fails as a result of significant weather and weather-related events, including fires, may not be covered in full by insurance. Costs incurred in connection with such events might also not be recovered through customer rates if the costs incurred are greater than those allowed for recovery by regulators. In addition, state and federal legislation and regulations have been proposed in recent years to limit the severity and impact of climate change, such as imposing mandatory reductions in greenhouse gas emissions, which could increase Idaho Power’s compliance costs. For additional information relating to legislation, regulations, and legal proceedings related to environmental matters, see Part II - Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters" in this report.

New advances in power generation, energy efficiency, or other technologies that impact the power utility industry could cause decreased customer energy demand and decreased revenues. Advances in technology and changes in customer demand and preferences in the electric utility industry have encouraged the development of new technologies for power generation, power storage, and energy efficiency. In particular, in recent years the net cost of solar generation has decreased significantly, and there are federal and state regulations, laws, and other incentives in place to help further reduce the net cost of solar generation. There is potential that customer-owned power generation systems, particularly if coupled with power storage devices, could become sufficiently cost-effective and efficient that an increasing number of Idaho Power's customers choose to install such systems on their homes or businesses, which in turn could require changes in the way Idaho Power manages its distribution systems, and reduce the demand for and sale of energy. Additionally, considerable emphasis has been placed on energy efficiency, such as LED lighting and high-efficiency appliances. Energy efficiency programs, including programs sponsored by Idaho Power under a directive from state regulatory commissions, are designed to reduce energy use and demand. The introduction of new technologies could pose risks in the form of reduced sales and new business models for energy services. If Idaho Power is unable to adjust its rate design or maintain adequate regulatory mechanisms allowing for timely cost recovery, declining usage from customer-owned generation sources and energy efficiency would result in under-recovery of Idaho Power's costs and investment in infrastructure, and reduce revenues, which would impact IDACORP's and Idaho Power's financial condition and results of operations.

Acts or threats of terrorism, cyber attacks, data or physical security breaches, and other acts of individuals or groups seeking to disrupt Idaho Power's operations or the electric power grid could require significant expenditures, or result in claims against the companies, and negatively impact IDACORP's and Idaho Power's financial condition and results of operations. Idaho Power operates in an industry that requires the continuous use and operation of sophisticated information technology systems and network infrastructure. Idaho Power's generation and transmission facilities and its grid operations are potential targets for terrorist acts and threats, as well as cyber attacks and other disruptive activities of individuals or groups, including by nation states or nation state-sponsored groups. Federal regulators have stated that a number of organizations continue to seek opportunities to exploit potential vulnerabilities in the U.S. energy infrastructure and that those attacks have become increasingly frequent and sophisticated. Some of Idaho Power's facilities are deemed "critical infrastructure," in that incapacity or destruction of the facilities could have a debilitating impact on security, reliability or operability of the bulk electric power system, national economic security, and public health and safety. The possibility that infrastructure facilities, such as generation facilities and electric transmission or distribution facilities, would be direct targets of, or indirect casualties of, an act of terror or cyber attack, including by nation states or nation state-sponsored groups (whether originating internally or externally) may affect Idaho Power's operations by limiting the ability to generate, purchase, or transmit power. Cyber threats and attacks can have cascading impacts that unfold with increasing speed across networks, information systems, and other technologies. Network, information systems, and technology-related events, including those caused by IDACORP or Idaho Power, such as process breakdowns, human error, security architecture or design vulnerabilities, or by third parties, such as computer hackings, cyber attacks, computer viruses, or other destructive or disruptive software, denial of service attacks, social engineering or other malicious activities, or any combination of the foregoing, could result in a degradation or disruption in the energy grid and the services of the companies. Physical or cyber attacks against key suppliers or service providers could have a similar effect on IDACORP and Idaho Power. Political, economic, social, or financial market instability or damage to or interference with Idaho Power’s operating assets, customers, or suppliers may result in business interruptions, lost revenue, higher commodity prices, disruption in fuel supplies, lower energy consumption, and unstable markets, particularly with respect to electricity and natural gas, and increased security, repair, or other costs, any of which may materially adversely affect Idaho Power in ways that cannot be predicted as of the date of this report. Any of these risks could materially affect the companies’ consolidated financial results.

These events, and governmental actions in response, could result in a material decrease in revenues and increase costs to protect, repair, and insure Idaho Power's assets and operate its business.

Idaho Power's operations require the continuous availability of information technology systems and network infrastructure, and in the normal course of business, Idaho Power or its vendors collect and store sensitive and confidential customer and employee information and proprietary information of Idaho Power. No security measures can completely shield Idaho Power's systems, infrastructure, and data from vulnerabilities to cyber attacks, intrusions, or other catastrophic events that could result in their failure or reduced functionality, and ultimately the potential loss of sensitive information or the loss of Idaho Power's ability to fulfill critical business functions and provide reliable electric power to customers. Any security breaches, such as misappropriation, misuse, leakage, falsification or accidental release or loss of information maintained in IDACORP's and Idaho Power's information technology systems, including customer data, could result in violations of privacy and other laws, financial loss to Idaho Power or to its customers, customer dissatisfaction, damage to Idaho Power’s reputation, and significant litigation and penalty exposure, all of which could materially affect Idaho Power's financial condition and results of operations.

Capital expenditures for infrastructure, risks associated with permitting and construction of that infrastructure, and the timing and availability of cost recovery for the expenditures, can significantly affect IDACORP's and Idaho Power's financial condition and results of operations. Idaho Power’s business is capital intensive and requires significant investments in energy generation, transmission, and distribution infrastructure. A significant portion of Idaho Power’s facilities were constructed many years ago, and thus require periodic upgrades and frequent maintenance. Also, long-term anticipated increases in both the number of customers and the demand for energy require expansion and reinforcement of that infrastructure. For instance, Idaho Power is in the permitting process for two 500-kV transmission line projects, which are intended to help meet future customer energy demands. Construction projects are subject to usual permitting and construction risks that can adversely affect project costs and the completion time. These risks include, as examples:

•	the ability to timely obtain labor or materials at reasonable costs;

•	defaults by suppliers and contractors;

•	equipment, engineering, and design failures;

•	unexpected environmental and geological problems;

•	the effects of adverse weather conditions;

•	availability of financing;

•	load forecasts;

•	the ability to obtain and comply with permits and land use rights, and environmental constraints; and

•	delays and costs associated with disputes and litigation with third parties.

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
Changes in legislation, regulation, and government policy may have a material adverse effect on IDACORP’s and Idaho Power’s business in the future. Changes in, and uncertainty with respect to, federal, state, and local legislation, regulation, and government policy could significantly impact IDACORP’s and Idaho Power’s businesses and the electric utility industry. Specific legislative and regulatory proposals and recently enacted legislation that could have a material impact on IDACORP and Idaho Power include, but are not limited to, tax reform, utility regulation, infrastructure renewal programs, environmental regulation, and modifications to accounting and public company reporting requirements. Further, the proposals and new legislation could have an impact on the rate of growth of Idaho Power’s customers and their willingness to expand operations and increase electric service requirements. Laws, regulations, and policies relating to environmental compliance could change and require IDACORP and Idaho Power and their customers to modify their business strategy or affect their returns on investment by restricting activities and projects or subjecting them to increased compliance costs. IDACORP and Idaho Power are monitoring the implementation by federal, state, and local governmental authorities of various executive orders and are unable to predict whether and to what extent such actions will meaningfully change existing legislative and regulatory environments relevant to the companies, or if any such changes would have a net positive or negative impact on the companies. To the extent that such changes have a negative impact on the companies or Idaho Power’s customers, including as a result of related uncertainty, these changes may materially and adversely impact IDACORP’s and Idaho Power’s business, financial condition, results of operations, and cash flows.

Changes in income tax laws and regulations, or differing interpretation or enforcement of applicable laws by the U.S. Internal Revenue Service or other taxing jurisdictions, could have a material adverse impact on IDACORP’s or Idaho Power’s financial condition and results of operations. IDACORP and Idaho Power must make judgments and interpretations about the application of the law when determining the provision for income taxes. Amounts of income tax-related assets and liabilities involve judgments and estimates of the timing and probability of recognition of income, deductions, and tax credits, which are subject to challenge by taxing authorities. In recent years, state regulatory mechanisms with income tax-related provisions (such as Idaho Power's May 2018 regulatory settlement stipulation with the IPUC), has significantly impacted IDACORP's and Idaho Power's results of operations. The outcome of potential future income tax proceedings, or the state public utility commissions' treatment of those outcomes, could differ materially from the amounts IDACORP and Idaho Power record prior to conclusion of those proceedings, and the difference could negatively affect IDACORP’s and Idaho Power’s earnings and cash flows. Further, in some instances, the treatment from a ratemaking perspective of any net income tax expense or benefit could be different than IDACORP or Idaho Power anticipate or request from applicable state regulatory commissions, which could have a negative effect on their financial condition and results of operations. In addition, Idaho Power uses the regulatory flow-through income tax accounting method as described in Note 1 - "Summary of Significant Accounting Policies" to the consolidated financial statements included in this report, and potential changes in income tax laws or interpretations may impact IDACORP's and Idaho Power's income taxes and reporting obligations differently than most other companies.

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

Environmental regulations have created the need for Idaho Power to install new pollution control equipment at, and may cause Idaho Power to perform environmental remediation on, its owned and co-owned power generation facilities, often at a substantial cost. Compliance with environmental regulations can significantly increase capital spending, operating costs, and plant outages, and can negatively affect the affordability of Idaho Power's services for customers. Idaho Power cannot predict with certainty the amount and timing of all future expenditures necessary to comply with these environmental laws and regulations, although Idaho Power expects the expenditures will be substantial. In some cases, the costs to obtain permits and ensure facilities are in compliance may be prohibitively expensive. If the costs of compliance with new regulations renders the generating facilities uneconomical to maintain or operate, Idaho Power would need to identify alternative resources for power, potentially in the form of new generation and transmission facilities, market power purchases, demand-side management programs, or a combination of these and other methods. Furthermore, Idaho Power may not be able to obtain or maintain all environmental regulatory approvals necessary for operation of its existing infrastructure or construction of new infrastructure.

The current presidential administration has issued a number of executive orders related to environmental matters designed to ease environmental regulation that the federal agencies are still implementing. However, the outcome of the Environmental Protection Agency's and other federal agencies' review of regulations covered by the executive orders is difficult to predict. Moreover, the executive orders and any resulting federal regulations could be affected by Congressional action and challenged in court. Further, state and local governmental authorities could choose to replace the federal regulations or bolster environmental compliance and enforcement efforts at the local level. Accordingly, Idaho Power may not realize any benefit from changes to federal environmental regulations, if any, resulting from the executive orders and, as of the date of this report, cannot predict whether and to what extent the orders and resulting changes to regulations could affect its operations and environmental-related expenditures.

In addition, some environmental regulations are currently subject to litigation and not yet final. As a result of this uncertainty, approaches to comply with the regulations, including available control technologies or other allowed compliance measures, are unpredictable and Idaho Power cannot foresee the potential impacts these regulations would have on Idaho Power's operations or financial condition. Idaho Power is not guaranteed timely or full recovery through customer rates or insurance of costs associated with environmental regulations, environmental compliance, plant closures, or clean-up of contamination. If there is a delay in obtaining any required environmental regulatory approval or if Idaho Power fails to obtain, maintain, or comply with any such approval, construction and/or operation of Idaho Power's generation or transmission facilities could be delayed, halted, or subjected to additional costs.

Factors contributing to lower hydroelectric generation can increase costs and negatively impact IDACORP's and Idaho Power's financial condition and results of operations. Idaho Power derives a significant portion of its power supply from its hydroelectric facilities. During 2017 and 2018, 65 percent of Idaho Power's electric power generation was from hydroelectric facilities. Due to Idaho Power’s heavy reliance on hydroelectric generation, factors such as precipitation and snowpack, the timing of run-off, and the availability of water in the Snake River basin can significantly affect its operations. The combination of a long-term trend of declining Snake River base flows, over-appropriation of water, and periods of drought have led to water rights disputes and proceedings among surface water and ground water irrigators and the State of Idaho. Recharging the Eastern Snake Plain aquifer by diverting surface water to porous locations and permitting it to sink into the aquifer is one approach to the over-appropriation dispute. Diversions from the Snake River for aquifer recharge or the loss of water rights reduce Snake River flows available for hydroelectric generation. When hydroelectric generation is reduced, Idaho Power must increase its use of more expensive thermal generating resources and market power purchases; therefore, costs increase and opportunities for wholesale energy sales are reduced, reducing revenues and potentially earnings. Through its power cost adjustment mechanisms, Idaho Power expects to recover most (but not all) of the increase in net power supply costs caused by lower hydroelectric generation. The timing of recovery of the increased costs, however, may not occur until the subsequent power cost adjustment year, adversely affecting cash flows and liquidity.

Obligations imposed in connection with hydroelectric license renewals may require large capital expenditures, increase operating costs, reduce hydroelectric generation, and negatively affect IDACORP's or Idaho Power's results of operations and financial condition. For the last several years, Idaho Power has been engaged in an effort to renew its federal license for its largest hydroelectric generation source, the Hells Canyon Complex. Relicensing includes an extensive public review process that involves numerous natural resource issues and environmental conditions. The existence of endangered and threatened species in the watershed may result in major operational changes to the region’s hydroelectric projects, which may be reflected in hydroelectric licenses, including for the Hells Canyon Complex. In addition, new interpretations of existing laws and regulations could be adopted or become applicable to hydroelectric facilities, which could further increase required expenditures for marine life recovery and endangered species protection and reduce the amount of hydroelectric generation available to meet Idaho Power’s generation requirements. One significant issue identified in connection with the Hells Canyon Complex relicensing effort involves water temperature gradients in the Snake River below the Hells Canyon dam. Certain parties in the relicensing proceedings have advocated for the installation of a water temperature management apparatus which, if required to be installed, would involve substantial costs to construct, operate, and maintain. Idaho Power may be unable to recover in full or in a timely manner the costs of such an apparatus through rates, particularly given the magnitude of any potential impact on customer rates. Another significant issue related to the relicensing effort involves a dispute between the states of Idaho and Oregon regarding whether to reintroduce or establish spawning populations of fish species into Idaho waters. In December 2018, the states of Idaho and Oregon, along with Idaho Power, reached a proposed settlement on this matter, requiring Idaho Power to reintroduce certain fish species and fund-related research. Idaho Power cannot predict the outcome of these proceedings, the requirements that might be imposed during the relicensing process, the financial impact of those requirements, whether a new multi-year license will ultimately be issued, and whether the IPUC or OPUC will allow recovery through rates of the substantial costs incurred in connection with the licensing process and subsequent compliance. Imposition of onerous conditions in the relicensing process could result in Idaho Power incurring significant capital expenditures, increase operating costs (including power purchase costs), and reduce hydroelectric generation, which could negatively affect results of operations and financial condition.

Idaho Power’s use of coal and natural gas to fuel power generation facilities exposes it to commodity availability and price risk, which can adversely affect IDACORP's and Idaho Power's results of operations and financial condition. As part of its normal business operations, Idaho Power purchases coal and natural gas in the open market or under short-term or long-term contracts, often with variable pricing terms. Market prices for coal and natural gas are volatile and influenced by factors impacting supply and demand such as weather conditions, the adequacy and type of generating capacity, fuel transportation availability, economic conditions, and changes in technology. Natural gas transportation to Idaho Power's three natural gas plants is limited to one primary pipeline, presenting a heightened possibility of supply constraint and disruptions separate from the risk of counterparty default. Most of Idaho Power's coal supply arrangements are under long-term contracts for coal originating in Wyoming, and thus Idaho Power is exposed to risk of disruption of coal production in, or transportation from, that region. Idaho Power may from time to time enter into new, or renegotiate, these long-term contracts but can provide no assurance that such contracts will be negotiated or renegotiated on satisfactory terms, or at all. There also can be no assurance that counterparties to the natural gas or coal supply agreements will fulfill their obligations to supply natural gas or coal, and they may experience financial or technical problems or unforeseeable events that inhibit their ability to deliver natural gas or coal. Disruptions in transportation of fuel and defaults by coal and natural gas suppliers may cause Idaho Power to seek alternative, and potentially more costly, sources of fuel or rely on other generation sources or wholesale market power purchases. Idaho Power may not be able to fully or timely recover these increased costs through rates, which may adversely affect IDACORP's and Idaho Power's financial condition and results of operations.

If the assumptions underlying coal mine reclamation at Bridger Coal Company and related forecast trust fund growth are materially inaccurate, Idaho Power’s costs could be greater than anticipated or be incurred sooner than anticipated. Bridger Coal Company, a subsidiary of Idaho Power, uses both surface and underground methods to mine coal to be used for power generation at the Jim Bridger power plant. The federal Surface Mining Control and Reclamation Act and state laws and regulations establish operational, reclamation, bonding, and closure obligations and standards for mining of coal. Bridger Coal Company’s estimate of reclamation liability and bonding obligations is reviewed periodically by Idaho Power’s management committee, audit committee of the board of directors, external and internal auditors, and by government regulators. Idaho Power funds a trust to cover such projected mine reclamation costs. The trust funds are invested in debt and equity securities and poor performance of these investments would reduce the amount of funds available for their intended purpose, which could require Idaho Power to make additional cash contributions. If actual costs related to those obligations exceed estimates, government regulations relating to those obligations change significantly or unexpected cash funding obligations are required, IDACORP’s and Idaho Power’s results of operations and financial condition could be adversely affected.

Idaho Power’s generation, transmission, and distribution facilities are subject to numerous operational risks unique to it and its industry. Operating risks associated with Idaho Power's generation, transmission, and distribution facilities include equipment failures, volatility in fuel and transportation pricing, interruptions in fuel supplies, increased regulatory compliance costs, labor disputes or attrition, accidents and workforce safety matters, release of hazardous or toxic substances into the air, water, or ground, wildfires, acts of terrorism or sabotage, the loss of cost-effective disposal options for solid waste such as coal ash, operator error, and the occurrence of catastrophic events at the facilities. Diminished availability or performance of those facilities could result in reduced customer satisfaction, reputational harm, liability to third parties, and regulatory inquiries and fines. Operation of Idaho Power's owned and co-owned generating stations below expected capacity levels, or unplanned outages at these stations, could cause reduced energy output and lower efficiency levels and result in lost revenues and increased expenses for alternative fuels or wholesale market power purchases. Further, the transmission system in Idaho Power's service area is constrained, limiting the ability to transmit electric energy within the service area and access electric energy from outside the service area during high-load periods. Idaho Power's transmission facilities are also interconnected with those of third parties, and thus operation of Idaho Power's and third parties' facilities could be adversely affected by unexpected or uncontrollable events. These transmission constraints and events could result in failure to provide reliable service to customers and the inability to deliver energy from generating facilities to the power grid, and the inability to access lower cost sources of electric energy. Idaho Power also enters into agreements with third party contractors to perform work on its generation, transmission, and distribution facilities, and may in some circumstances retain liability for the quality and completion of those contractors’ work, potentially subjecting Idaho Power to penalties, liability for personal injury, loss of life, or property damage, or enforcement actions or liability if a contractor violates applicable laws, rules, regulations, or orders.

Accidents, terrorist acts, electrical contacts, fires, explosions, catastrophic failures, general system damage or dysfunction, uncontrolled release of water from hydroelectric dams, and other unplanned events related to Idaho Power's infrastructure would increase repair costs and may expose Idaho Power to liability for personal injury, loss of life, and property damage. Fires alleged to have been caused by Idaho Power's transmission, distribution, or generation infrastructure, or that allegedly result from Idaho Power’s or its contractors’ operating or maintenance practices, could also expose Idaho Power to claims for fire suppression and clean-up costs, evacuation costs, fines and penalties, and liability for economic damages, personal injury, loss of life, and property damage, whether based on claims of negligence, trespass, or otherwise. The risk of wildfires is exacerbated in forested areas where beetle infestations have caused a significant increase in the quantity of standing dead and dying timber, increasing the risk that such trees may fall from either inside or outside our right-of-way into a powerline igniting a fire and increasing the magnitude of fires. A significant number of urban-wildland interfaces in and near Idaho Power's service area, and commonly hot, dry summer conditions, increase the likelihood and magnitude of damages that may be caused by fires burning into or allegedly originating from utility equipment. Idaho Power maintains insurance coverage for such operating and event risks, but insurance coverage is subject to the terms and limitations of the available policies and may not be sufficient in amount to cover Idaho Power’s ultimate liability. Coverage limits within wildfire insurance policies could result in material self-insured costs in the event there are fires that are deemed to be separate occurrences covered by self-insured retention amounts under the terms of Idaho Power’s insurance policies. Idaho Power or its contractors and customers could also experience coverage reductions and increased wildfire insurance costs in future years. Idaho Power may be unable to fully recover costs in excess of insurance through customer rates or regulatory mechanisms and, even if such recovery is possible, it could take several years to collect. If the amount of insurance is insufficient or otherwise unavailable, and if Idaho Power is unable to fully recover in rates the costs of uninsured losses, IDACORP’s and Idaho Power’s financial condition, results of operations, or cash flows could be materially affected.

Volatility or disruptions in the financial markets, failure of IDACORP or Idaho Power to satisfy conditions necessary for obtaining loans or issuing debt securities, and denial of regulatory authority to issue debt or equity securities, may negatively affect IDACORP’s and Idaho Power’s ability to access capital and/or increase their cost of borrowing and ability to execute on their strategic plans. IDACORP and Idaho Power use credit facilities, commercial paper markets, and long-term debt as significant sources of liquidity and funding for operating and capital requirements and debt maturities not satisfied by operating cash flow. The credit facilities represent commitments by the participating banks to make loans and issue letters of credit. However, the ability and obligation of the participating banks to make those loans and issue letters of credit is subject to specified conditions and volatility or disruptions in the financial markets could affect the companies' ability to obtain debt financing or draw upon or renew existing credit facilities. Idaho Power's ability to issue long-term debt is also subject to a number of conditions included in an indenture, and Idaho Power's ability to issue long-term debt and commercial paper is subject to the availability of purchasers willing to purchase the securities under reasonable terms or at all. Because of these limitations, IDACORP and Idaho Power may be unable to issue commercial paper or short-term or long-term debt at reasonable interest rates and terms or at all. Also, while the credit facilities represent a contractual obligation to make loans, one or more of the participating banks may default on their obligations to make loans under, or may withdraw from, the credit facilities.

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

Changes in the method for determining LIBOR and the potential replacement of LIBOR may affect our credit facilities and the interest rates on such borrowings. LIBOR, the London interbank offered rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. The interest rates for any borrowings under IDACORP and Idaho Power’s credit facilities are based on either (1) a floating rate that is equal to the highest of the prime rate, federal funds rate plus 0.5 percent, or LIBOR rate plus 1.0 percent, or (2) the LIBOR rate, plus, in each case, an applicable margin, provided that the federal funds rate and LIBOR rate will not be less than zero percent. In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. If the method for calculation of LIBOR changes, if LIBOR is no longer available, or if lenders have increased costs due to changes in LIBOR, IDACORP and Idaho Power may suffer from potential increases in interest rates on any borrowings. Further, IDACORP and Idaho Power may need to renegotiate their credit facilities that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established.

Idaho Power’s risk management policy and programs relating to economically hedging commodity exposures and credit risk may not always perform as intended, and as a result, IDACORP and Idaho Power may suffer economic losses. Idaho Power enters into transactions to buy and sell power, natural gas, and transmission service, enters into transactions to hedge its positions in coal, natural gas, power, and other commodities, and enters into financial hedge transactions to mitigate in part exposure to variable commodity prices. IDACORP and Idaho Power could recognize financial losses as a result of volatility in the market value of these contracts or if a counterparty fails to perform. The derivative instruments used for hedging might not offset the underlying exposure being mitigated as intended, due to pricing inefficiencies or other terms of the derivative instruments, and any such failure to mitigate exposure could result in financial losses. Certain of Idaho Power's purchase or sale, hedging, and derivative agreements may result in the receipt of, or posting of, collateral with counterparties. Fluctuations in commodity prices that lead to the posting of collateral with counterparties negatively impact liquidity, and downgrades in Idaho Power's credit ratings may lead to additional collateral posting requirements. Forecasts of future fuel needs and loads and available resources to meet those loads are inherently uncertain and may cause Idaho Power to over- or under-hedge actual resource needs, exposing the company to market risk on the over- or under-hedged position. To the extent that commodity markets are illiquid, Idaho Power may not be able to execute its risk management strategies, which could result in undesired over-exposure to unhedged positions that Idaho Power may not be able to collect in customer rates. The FERC may take action to limit volatility in the energy market by imposing price limits or other market restrictions to control market-based rate sales, which could adversely affect the companies' financial results. As a result, risk management actions, or the failure or inability to manage commodity availability and price and counterparty risk, may adversely affect IDACORP’s and Idaho Power’s financial condition and results of operations. Further, the bankruptcy or insolvency of a counterparty to commodity or other transactions could impair Idaho Power’s ability to collect amounts receivable from those counterparties, potentially including the ability to collect or retain collateral posted by a counterparty. In January 2019, Pacific Gas & Electric Company and PG&E Corporation, its parent entity (collectively, PG&E), filed voluntary bankruptcy petitions under Chapter 11 of the U.S. Bankruptcy Code. Idaho Power does not have any direct power, gas, or derivative transactions with PG&E. However, both Idaho Power and PG&E are participants in the Western EIM and engage in indirect power purchase and sale transactions in connection with that participation. The Western EIM has collateral posting requirements based on established credit criteria, but there is no assurance the collateral will be sufficient to cover obligations that PG&E may owe other participants in the Western EIM. Also, PG&E purchases the output of power from small hydroelectric facilities located in California, in which Ida-West is a 50% co-owner. If PG&E is unable to perform on its obligations under its arrangements with Ida-West’s joint venture, IDACORP does not believe the impact would be material to its financial condition nor results of operations. However, a bankruptcy filing of the magnitude of PG&E’s filing in 2019 could have a ripple effect on various Idaho Power counterparties in the power, gas, and derivative markets if those counterparties experience ancillary liquidity issues, and could generally result in a decline in the ability of Idaho Power’s counterparties to perform on their obligations.

Idaho Power could be subject to penalties and operational changes if it violates mandatory reliability and security requirements, which could adversely impact IDACORP's and Idaho Power's results of operations and financial condition. As an owner and operator of a bulk power transmission system, Idaho Power is subject to mandatory reliability and security standards issued by the FERC and other regulators. The standards are based on the functions that need to be performed to ensure the bulk power system operates reliably and are guided by reliability, security, and market interface principles. Compliance with reliability standards subjects Idaho Power to higher operating costs and increased capital expenditures. Idaho Power has received in recent years notices of violations from, and regularly self-reports reliability standard compliance issues to, the FERC, the North American Electric Reliability Corporation, and the Western Electricity Coordinating Council. Potential monetary and non-monetary penalties for a violation of FERC regulations may be substantial, and in some circumstances monetary penalties may exceed $1 million per day per violation. The imposition of penalties on Idaho Power for its actual or alleged failure to comply with reliability and security requirements could also have a negative effect on its and IDACORP’s results of operations and financial condition.

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

The performance of pension and postretirement benefit plan investments and other factors impacting plan costs and funding obligations could adversely affect IDACORP's and Idaho Power's financial condition and results of operations - primarily cash flows and liquidity. Idaho Power provides a noncontributory defined benefit pension plan covering most employees, as well as a defined benefit postretirement benefit plan (consisting of health care and death benefits) that covers eligible retirees. Costs of providing these benefits are based in part on the value of the plans' assets and, therefore, adverse investment performance for these assets or the failure to maintain sustained growth in pension investments over time could increase Idaho Power’s plan costs and funding requirements related to the plans. As benefit costs continue to rise, there is no assurance that the state public utility commissions will continue to allow recovery. The key actuarial assumptions that affect funding obligations are the expected long-term return on plan assets and the discount rate used in determining future benefit obligations. Idaho Power evaluates the actuarial assumptions on an annual basis, taking into account changes in market conditions, trends, and future expectations. Estimates of future investment market performance, changes in interest rates, and other factors Idaho Power and its actuary firms use to develop the actuarial assumptions are inherently uncertain, and actual results could vary significantly from the estimates. Changes in demographics, including timing of retirements or changes in life expectancy assumptions, may also increase Idaho Power's plan costs and funding requirements. Future pension funding requirements and the timing of funding payments are also subject to the impacts of changes in legislation. Depending on the timing of contributions to the plans and Idaho Power's ability to recover costs through rates, cash contributions to the plans could reduce the cash available for the companies' businesses and payment of dividends. For additional information regarding Idaho Power's funding obligations under its benefit plans, see Note 12 - "Benefit Plans" to the consolidated financial statements included in this report.

As a holding company, IDACORP does not have its own operating income and must rely on the cash flows from its subsidiaries to pay dividends and make debt payments. IDACORP is a holding company with no significant operations of its own, and its primary assets are shares or other ownership interests of its subsidiaries, primarily Idaho Power. IDACORP’s subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts to IDACORP, whether through dividends, loans, or other means. The ability of IDACORP’s subsidiaries to pay dividends or make distributions to IDACORP depends on several factors, including each subsidiary's actual and projected earnings and cash flow, capital requirements and general financial condition, regulatory restrictions, tax obligations, covenants contained in credit facilities to which they are parties, and the prior rights of holders of their existing and future first mortgage bonds and other debt or equity securities. Further, the amount and payment of dividends is at the discretion of the board of directors, which may reduce or cease payment of dividends at any time. See Note 7 - "Common Stock" to the consolidated financial statements included in this report for a further description of restrictions on IDACORP's and Idaho Power's payment of dividends.

IDACORP's and Idaho Power's activities are concentrated in one industry and in one region, which exposes it to risks from lack of diversification, regional economic conditions, and regional legislation and regulation. IDACORP and Idaho Power do not have diversified operations or sources of revenue. Idaho Power comprises the bulk of IDACORP's operations, and Idaho Power's business is concentrated solely in the electricity industry. Furthermore, Idaho Power's provision of electric service to retail customers is conducted exclusively in its southern Idaho and eastern Oregon service area. As a result, IDACORP's and Idaho Power's future performance will be affected by economic conditions, regulatory and legislative activity, weather conditions, and other events and conditions in its service area and in the electric power industry.

The impacts of a retiring workforce with specialized utility-specific functions could increase costs and adversely affect IDACORP's and Idaho Power's financial condition and results of operations. Idaho Power’s operations require a skilled workforce to perform specialized utility functions. Many of these positions, such as linemen, grid operators, engineering and design personnel, and generation plant operators, require extensive, specialized training. Idaho Power has experienced in recent years an above-average number of employee retirements and expects the increased level of retirement of its skilled workforce and persons in key positions will continue in 2019 and in the near-term. At December 31, 2018, approximately 22 percent of Idaho Power's employees were eligible for regular or early retirement under Idaho Power's defined benefit pension plan. This will require Idaho Power to attract, train, and retain new employees to help prevent a loss of institutional knowledge and avoid a skills gap. The loss of skills and institutional knowledge of experienced employees and the failure to hire and the costs associated with attracting, training, and retaining appropriately qualified employees to replace an aging and skilled workforce could have a negative effect on IDACORP's and Idaho Power's financial condition and results of operations.

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

Changes in accounting standards or rules may impact IDACORP's and Idaho Power's financial results and disclosures. The Financial Accounting Standards Board (FASB) and the SEC have made and may continue to make changes to accounting standards that impact presentation and disclosures of financial condition and results of operations. Further, new accounting orders issued by the FERC could significantly impact IDACORP's and Idaho Power's reported financial condition. IDACORP and Idaho Power do not have any control over the impact these changes may have on their financial conditions or results of operations nor the timing of such changes. Idaho Power meets conditions under GAAP to reflect the impact of regulatory decisions in its financial statements and to defer certain costs as regulatory assets until those costs are collected in rates, and to defer some items as regulatory liabilities. If recovery of these amounts ceases to be probable, if Idaho Power determines that it no longer meets the criteria for applying regulatory accounting, or if accounting rules change to no longer provide for regulatory assets and liabilities, Idaho Power could be required to eliminate some or all of those regulatory assets or liabilities. Any of these circumstances could result in write-offs and have a material effect on IDACORP's and Idaho Power’s financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Idaho Power's properties consist of the physical assets necessary to support its utility operations, which include generation, transmission, and distribution facilities, as well as coal assets that support one of its coal-fired generation plants. In addition to these physical assets, Idaho Power has rights-of-way and water rights that enable it to use its facilities. Idaho Power’s system is comprised of 17 hydroelectric generating plants located in southern Idaho and eastern Oregon, three natural gas-fired plants in southern Idaho, and interests in three coal-fired steam electric generating plants located in Wyoming, Nevada, and Oregon. As of December 31, 2018, the system also includes approximately 4,816 pole-miles of high-voltage transmission lines, 24 step-up transmission substations located at power plants, 21 transmission substations, 9 switching stations, 32 mixed-use transmission and distribution substations, 183 energized distribution substations (excluding mobile substations and dispatch centers), and approximately 27,569 pole-miles of distribution lines.

Idaho Power holds Federal Energy Regulatory Commission (FERC) licenses for all of its hydroelectric projects that are subject to federal licensing. Relicensing of Idaho Power’s hydroelectric projects is discussed in Part II - Item 7 - MD&A – "Regulatory Matters – Relicensing of Hydroelectric Projects” in this report.

Idaho Power's hydroelectric projects and other owned and co-owned generating facilities and their nameplate capacities are included in the table below.

Project	Nameplate Capacity (kW)(1)	License Expiration
Hydroelectric Projects:
Properties Subject to Federal Licenses:
Lower Salmon	60,000	2034
Bliss	75,000	2034
Upper Salmon	34,500	2034
Shoshone Falls	11,500	2034
CJ Strike	82,800	2034
Upper Malad - Lower Malad	21,770	2035
Brownlee - Oxbow - Hells Canyon (Hells Canyon Complex)	1,235,600	2005	(2)
Swan Falls	27,170	2042
American Falls	92,340	2025
Cascade	12,420	2031
Milner	59,448	2038
Twin Falls	52,897	2040
Other Hydroelectric:
Clear Lakes - Thousand Springs	9,300
Total Hydroelectric	1,774,745
Steam and Other Generating Plants:
Jim Bridger (coal-fired)(3)	770,501
North Valmy (coal-fired)(3)	283,500
Boardman (coal-fired)(3)(4)	64,200
Danskin (gas-fired)	270,900
Langley Gulch (gas-fired)	318,452
Bennett Mountain (gas-fired)	172,800
Salmon (diesel-internal combustion)	5,000
Total Steam and Other	1,885,353
Total Generation	3,660,098
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

IDACORP's and Idaho Power's headquarters are located in Boise, Idaho. The corporate headquarters campus is comprised of approximately 305,741 square feet of owned office space. Excluding Idaho Power's power generation facilities and substations, Idaho Power owns an additional 1,113,631 square feet of office, warehouse, and industrial space to support its operations in Idaho and Oregon.

Idaho Power owns all of its interests in principal plants and other important units of real property, except for portions of certain projects licensed under the Federal Power Act (FPA) and reservoirs and other easements. Substantially all of Idaho Power’s property is subject to the lien of its Mortgage and Deed of Trust and the provisions of its project licenses. Idaho Power’s property is subject to minor defects common to properties of such size and character that it believes do not materially impair the value to, or the use by, Idaho Power of such properties. Idaho Power considers its properties to be well-maintained and in good operating condition.

Through Idaho Energy Resources Co., Idaho Power owns a one-third interest in Bridger Coal Company (BCC) and coal leases near the Jim Bridger generating plant in Wyoming from which coal is mined and supplied to the plant. Ida-West holds 50-percent interests in nine hydroelectric plants that have a total nameplate capacity of 44 MW. These plants are located in Idaho and California.

ITEM 3. LEGAL PROCEEDINGS

Refer to Note 11 – “Contingencies” to the consolidated financial statements included in this report.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

IDACORP’s common stock, without par value, is traded on the New York Stock Exchange (NYSE) under the trading symbol "IDA". On February 15, 2019, there were 9,006 holders of record of IDACORP common stock. The outstanding shares of Idaho Power’s common stock, $2.50 par value, are held by IDACORP and are not traded. IDACORP became the holding company of Idaho Power on October 1, 1998.

For information regarding IDACORP's dividend policy, see Part II - Item 7 - MD&A - "Liquidity and Capital Resources - Dividends" in this report. For information relating to restrictions on dividends see, Note 7 - "Common Stock" to the consolidated financial statements included in this report.

IDACORP did not repurchase any shares of its common stock during the fourth quarter of 2018.

Performance Graph

The graph below shows a comparison of the five-year cumulative total shareholder return for IDACORP common stock, the S&P 500 Index, and the Edison Electric Institute (EEI) Electric Utilities Index. The data assumes that $100 was invested on December 31, 2013, with beginning-of-period weighting of the peer group indices (based on market capitalization) and monthly compounding of returns.
Source: Bloomberg and EEI

	2013	2014	2015	2016	2017	2018
IDACORP	$100.00	$131.78	$139.49	$169.92	$197.83	$206.86
S&P 500	100.00	113.68	115.25	129.02	157.17	150.27
EEI Electric Utilities Index	100.00	128.91	123.88	145.48	162.53	168.49

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

ITEM 6. SELECTED FINANCIAL DATA

IDACORP, Inc.
SUMMARY OF OPERATIONS
(thousands of dollars, except per share amounts and statistics)
	2018	2017	2016	2015	2014
Operating revenues	$1,370,752	$1,349,486	$1,262,020	$1,270,289	$1,282,524
Operating income(1)	296,922	315,545	283,582	297,048	267,194
Net income attributable to IDACORP, Inc.	226,801	212,419	198,288	194,679	193,480
Diluted earnings per share	4.49	4.21	3.94	3.87	3.85
Dividends declared per share	2.40	2.24	2.08	1.92	1.76

Financial Condition:
Total assets(2)	$6,382,754	$6,045,405	$6,289,897	$6,023,314	$5,701,037
Long-term debt (including current portion)(2)	$1,834,788	$1,746,123	$1,745,678	$1,726,474	$1,599,686

Financial Statistics:
Times interest charges earned:
Before tax(3)	3.55	3.82	3.54	3.61	3.38
After tax(4)	3.36	3.30	3.15	3.12	3.19
Book value per share(5)	$47.04	$44.68	$42.74	$40.88	$38.85
Market-to-book ratio(6)	198%	204%	188%	166%	170%
Payout ratio(7)	53%	53%	53%	50%	46%
Return on year-end common equity(8)	9.6%	9.4%	9.2%	9.5%	9.9%

(1) Operating income in 2018-2014 reflects IDACORP's 2018 adoption of Accounting Standards Update (ASU) 2017-07. IDACORP retrospectively adjusted prior periods to reflect the disaggregation of service cost from other components of net periodic benefit cost. The non-service cost components of net periodic benefit cost were reclassified from "Other operations and maintenance" and "Other" operating expenses to "Other Expense, Net" on the consolidated statements of income to conform to current period presentation.

(2) Amounts in 2014 were adjusted to reflect IDACORP's 2015 adoption of ASU 2015-03, which required debt issuance costs be reported as reductions of long-term debt rather than as long-term assets on the consolidated balance sheets.

The financial statistics listed above are calculated in the following manner:
(3) The sum of "Interest on long-term debt," "Other interest" expense, and "Income before income taxes" divided by the sum of "Interest on long-term debt" and "Other interest" expense on the consolidated statements of income.

(4) The sum of "Interest on long-term debt," "Other interest" expense, and "Net income attributable to IDACORP, Inc." divided by the sum of "Interest on long-term debt" and "Other interest" expense on the consolidated statements of income.

(5) "Total IDACORP, Inc. shareholders' equity" on the consolidated balance sheets at the end of the year divided by shares outstanding at the end of the year.
(6) The closing price of IDACORP stock on the last day of the year divided by the book value per share, which is described in footnote (5) above.
(7) Dividends paid per common share divided by diluted earnings per share.
(8) "Net income attributable to IDACORP, Inc." on the consolidated income statements divided by "Total IDACORP, Inc. shareholders' equity" on the consolidated balance sheets at the end of the year.

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

EXECUTIVE OVERVIEW

IDACORP is committed to its focus on competitive total returns and generating long-term value for shareholders. IDACORP’s business strategy emphasizes Idaho Power as IDACORP’s core business, since Idaho Power’s regulated electric utility operations are the primary driver of IDACORP’s operating results. This strategy is described in Part I, Item 1 - "Business - Business Strategy" of this report. Examples of IDACORP's and Idaho Power's achievements and recognitions during 2018 include:

•	IDACORP achieved net income growth for an eleventh consecutive year;

•
IDACORP provided a 14 percent cumulative annual total shareholder return over the past three years, including share price appreciation and dividends paid, ranking in the 63rd percentile among peer companies in the Edison Electric Institute (EEI) Electric Utilities Index;

•
IDACORP received its second EEI Electric Utilities Index award in the past three years, for the best total shareholder return performance among small cap utilities (market capitalization of less than $5 billion) over the past five years, measured as of September 30, 2018;

•
IDACORP increased its quarterly common stock dividend from $0.59 per share to $0.63 per share, as a part of a 110 percent increase in quarterly dividends approved over the last seven years under the company's objective to pay dividends at the upper end of the range of 50 percent to 60 percent of sustainable earnings;

•	Idaho Power's customer count grew 2.3 percent in 2018;

•	Idaho Power ranked second in J.D. Power's Electric Utility Residential Customer Satisfaction Study in its West Region Midsize segment for the second year in a row;

•
Idaho Power reached milestones on key transmission projects as the U.S. Forest Service issued a record of decision on the siting of the Boardman-to-Hemingway 500-kV project and the U.S. Bureau of Land Management (BLM) issued a record of decision for the remaining transmission line segments of the Gateway West 500-kV transmission project;

•	Idaho Power achieved its carbon dioxide (CO2) emissions intensity reduction goal; and

•
Idaho Power reached several constructive regulatory settlements that were approved by the IPUC and OPUC related to recent income tax reform, the indefinite extension, with modifications, of the current earnings support and revenue sharing mechanism, the prudence of certain Hells Canyon Complex (HCC) relicensing costs, and the treatment of costs incurred to join the energy imbalance market implemented in the western United States (Western EIM).

Summary of 2018 Financial Results

The following is a summary of Idaho Power's net income, net income attributable to IDACORP, and IDACORP's earnings per diluted share for the years ended December 31, 2018, 2017, and 2016 (in thousands, except earnings per share amounts):

	Year Ended December 31,
	2018	2017	2016
Idaho Power net income	$222,334	$206,347	$189,242
Net income attributable to IDACORP, Inc.	$226,801	$212,419	$198,288
Average outstanding shares – diluted (000’s)	50,510	50,424	50,373
IDACORP, Inc. earnings per diluted share	$4.49	$4.21	$3.94

The table below provides a reconciliation of net income attributable to IDACORP for the year ended December 31, 2018, from the year ended December 31, 2017 (items are in millions and are before tax unless otherwise noted):

Net income attributable to IDACORP, Inc. - December 31, 2017		$212.4
Increase (decrease) in Idaho Power net income:
Customer growth, net of associated power supply costs and power cost adjustment mechanisms	10.3
Usage per retail customer, net of associated power supply costs and power cost adjustment mechanisms	(9.4)
Idaho fixed cost adjustment (FCA) revenues	17.7
Retail revenues per MWh, net of associated power supply costs and power cost adjustment mechanisms	(26.9)
Transmission wheeling and other revenues	16.1
Non-cash amortization of regulatory deferrals (related to tax reform)	(4.0)
Other operations and maintenance (O&M) expenses (excluding non-cash amortization of regulatory deferrals)	(13.8)
Other changes in operating revenues and expenses, net	(3.6)
Decrease in Idaho Power operating income prior to sharing mechanism	(13.6)
Decrease in revenues as a result of sharing mechanism	(5.0)
Decrease in Idaho Power operating income	(18.6)
Earnings of unconsolidated equity-method investments	1.4
Non-operating income and expenses, net	0.3
Decrease in income tax expense from remeasurement of deferred taxes and make-whole premium for early bond redemption	9.0
Income tax expense (excluding remeasurement of deferred taxes and make-whole premium for early bond redemption)	23.9
Total increase in Idaho Power net income		16.0
Other IDACORP changes (net of tax)		(1.6)
Net income attributable to IDACORP, Inc. - December 31, 2018		$226.8

IDACORP's net income increased $14.4 million for 2018 compared with 2017, primarily due to higher net income at Idaho Power. Customer growth added $10.3 million to Idaho Power's operating income compared with 2017. Sales volumes on a per-customer basis decreased operating income by $9.4 million in 2018 compared with 2017. A decrease in sales volumes to residential customers was partially offset by an increase in usage per irrigation customer. Milder temperatures in 2018 compared with 2017 caused residential customers to use 6 percent less electricity per customer, mostly for cooling and heating purposes, while decreased precipitation led agricultural irrigation customers to use 9 percent more electricity per customer to operate irrigation pumps. However, due mostly to the lower usage by Idaho residential customers, the FCA mechanism added $17.7 million to operating income during 2018 compared with 2017.

The net decrease in retail revenues per MWh reduced operating income by $26.9 million in 2018 compared with 2017. The settlement stipulations approved by the IPUC and OPUC during the second quarter of 2018 relating to recent income tax reform reduced revenues by approximately $22 million in 2018. The timing of the revenue reductions may not align with decreases in income tax expense in any given period due to the method and timing of customer rate reductions provided for in the settlement stipulations, the nature and timing of income tax accruals, discrete items, and other items discussed in more detail in the "Income Tax Reform" section below. Also, a change in customer sales mix reduced the retail revenues per MWh as volumes sold to residential customers made up a smaller portion of the customer sales mix.

During 2018, Idaho Power benefited from a $16.1 million increase in transmission wheeling and other revenues, compared with 2017. This change was largely due to a 37 percent increase in the Open Access Transmission Tariff (OATT) rate in October 2017, partially offset by a 10 percent decrease in the OATT rate in October 2018 and, to a lesser extent, an increase in wheeling volumes.

Other O&M expenses included $4.0 million of non-cash amortization expense of regulatory deferrals that would otherwise be a future liability of Idaho customers, as provided by the settlement stipulation approved by the IPUC related to income tax reform. Excluding the non-cash amortization of regulatory deferrals, other O&M expenses were $13.8 million higher in 2018 compared with 2017. In 2018, compared with 2017, higher maintenance service costs led to a $4.2 million increase in transmission and distribution asset maintenance expenses, and higher variable employee-related costs led to an $8.4 million increase in labor and benefit expenses.

In 2018, Idaho Power recorded $5.0 million as a provision against current revenues to be refunded to customers through a future rate reduction, through the Idaho-jurisdiction power cost adjustment (PCA) mechanism pursuant to a settlement stipulation with the IPUC as described in "Regulation of Rates and Cost Recovery" below.

Idaho Power's $5.7 million remeasurement of deferred taxes resulting from the federal and Idaho income tax rate change (discussed in further detail below) on the adjustment of temporary differences as a result of IDACORP’s 2017 consolidated income tax return filings and the $1.3 million flow-through benefit of a tax deductible make-whole premium that Idaho Power paid in connection with the early redemption of long-term debt in April 2018 decreased Idaho Power's income tax expense by $7.0 million in 2018. Idaho Power recorded $2.0 million of income tax expense in 2017 for the initial remeasurement of deferred taxes resulting from the federal and Idaho income tax rate change. Excluding these items, Idaho Power income tax expense was $23.9 million lower during 2018 compared with 2017, due mostly to the lower federal and state statutory income tax rates resulting from income tax reform.

2018 Initiatives and Strategy

IDACORP’s strategy is focused on four areas: growing to enhance financial strength, improving Idaho Power's core business, enhancing Idaho Power’s brand, and focusing on safety and employee engagement. IDACORP's board of directors has reviewed and affirmed IDACORP’s long-term strategy. In executing on these four strategic focus areas, IDACORP seeks to balance the interests of shareowners, Idaho Power customers, employees, and other stakeholders. Idaho Power is working to continue to provide safe, fair-priced, reliable service to its customers from a diversified source of generation resources, with a continued commitment to strong, sustainable financial results. For more information on the business strategy of the companies, see Part I, Item 1 – “Business - Business Strategy” in this report.

Overview of General Factors and Trends Affecting Results of Operations and Financial Condition

IDACORP's and Idaho Power's results of operations and financial condition are affected by a number of factors, and the impact of those factors is discussed in more detail below in this MD&A. To provide context for the discussion elsewhere in this report, some of the more notable factors include the following:

•
Regulation of Rates and Cost Recovery: The price that Idaho Power is authorized to charge for its electric and transmission service is a critical factor in determining IDACORP's and Idaho Power's results of operations and financial condition. Those rates are established by state regulatory commissions and the FERC and are intended to allow Idaho Power an opportunity to recover its expenses and earn a reasonable return on investment. Idaho Power focuses on timely recovery of its costs through filings with its regulators, working to put in place innovative regulatory mechanisms, and on the prudent management of expenses and investments. Idaho Power has regulatory settlement stipulations in Idaho that include provisions for the accelerated amortization of certain tax credits to help achieve a minimum 9.5 percent (9.4 percent after 2019) return on year-end equity in the Idaho jurisdiction (Idaho ROE). The settlement stipulations also provide for the potential sharing between Idaho Power and customers of Idaho-jurisdictional earnings in excess of specified levels of Idaho ROE. The settlement stipulations provide for modifications of certain terms and the indefinite extension of the mechanism beyond the original termination date of December 31, 2019. The specific terms of these settlement stipulations are described in "Regulatory Matters" in this MD&A and in Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report. During

2019, Idaho Power will continue to assess the need to file a general rate case to reset base rates, but does not anticipate filing a rate case in the next twelve months.

•
Income Tax Reform: In December 2017, the Tax Cuts and Jobs Act was signed into law, which lowered the corporate federal income tax rate from 35 percent to 21 percent and modified or eliminated certain federal income tax deductions for corporations (Tax Cuts and Jobs Act). The majority of the changes, including the rate reduction, became effective on January 1, 2018. In March 2018, Idaho House Bill 463 was signed into law reducing the Idaho state corporate income tax rate from 7.4 percent to 6.925 percent. In May 2018, the IPUC issued an order approving a settlement stipulation related to these changes in income taxes (May 2018 Idaho Tax Reform Settlement Stipulation). Beginning June 1, 2018, the settlement stipulation provided an annual (a) $18.7 million reduction to Idaho customer base rates and (b) $7.4 million for the amortization of regulatory deferrals that would otherwise be a future liability recoverable from Idaho customers. Additionally, a one-time benefit of a $7.8 million rate reduction is being provided to Idaho customers through the PCA mechanism during the period from June 2018 through May 2019, for the income tax reform benefits accrued from January 2018 to May 2018 and for amounts included in Idaho Power's transmission revenues. The May 2018 Idaho Tax Reform Settlement Stipulation was designed to return to Idaho customers their share of the estimated annual pro forma tax expense reductions resulting from income tax reform, based on the full-year 2017 as required by the IPUC. Idaho Power's financial results from 2018 forward will be affected by any differences between annual income tax expense and the pro forma 2017 income tax expense used in the settlement until incorporated into a future rate proceeding or rate case. Refer to "Regulatory Matters" in this MD&A for more information on the related regulatory proceedings.

•
Economic Conditions and Loads: Economic conditions impact consumer demand for energy, revenues, collectability of accounts, the volume of wholesale energy sales, and the need to construct and improve infrastructure, purchase power, and implement programs to meet customer load demands. In recent years, Idaho Power has seen growth in the number of customers in its service area. In 2018, Idaho Power's customer count grew by 2.3 percent, and employment in Idaho Power's service area grew by approximately 2.2 percent based on Idaho Department of Labor preliminary December 2018 data. Idaho Power expects its number of customers to continue to increase in the foreseeable future. Idaho Power has in recent years supported State of Idaho-coordinated efforts to promote economic development with an emphasis on attracting industrial and commercial customers to its service area.

In August 2018, Idaho Power began preparing its 2019 Integrated Resource Plan (IRP), Idaho Power's long-term forecast of loads and resources. For more information on the 2019 IRP, including the preliminary load forecast assumptions Idaho Power expects to use in its 2019 IRP, refer to "Resource Planning" in Item 1 - "Business" in this Form 10-K.

•
Weather Conditions: Weather and agricultural growing conditions have a significant impact on Idaho Power's energy sales. Relatively low and high temperatures result in greater energy use for heating and cooling, respectively. During the agricultural growing season, which in large part occurs during the second and third quarters, irrigation customers use electricity to operate irrigation pumps, and weather conditions can impact the timing and extent of use of those pumps. Idaho Power also has tiered rates and seasonal rates, which contribute to increased revenues during higher-load periods, most notably during the third quarter of each year, when overall customer demand is highest. Much of the adverse or favorable impact of weather on sales of energy to Idaho residential and small commercial customers is mitigated through the FCA mechanism, which is described in Note 3 - "Regulatory Matters" to the consolidated financial statements in this report.

Further, as Idaho Power's hydroelectric facilities comprise approximately one-half of Idaho Power's nameplate generation capacity, precipitation levels impact the mix of Idaho Power's generation resources. When hydroelectric generation is reduced, Idaho Power must rely on more expensive generation sources and purchased power. When favorable hydroelectric generating conditions exist for Idaho Power, they also may exist for other Pacific Northwest hydroelectric facility operators, lowering regional wholesale market prices and impacting the revenue Idaho Power receives from wholesale energy sales of its excess power. Much of the adverse or favorable impact of this volatility is addressed through the Idaho and Oregon power cost adjustment mechanisms.

•
Rate Base Growth and Infrastructure Investment: As noted above, the rates established by the IPUC and OPUC are determined with the intent to provide an opportunity for Idaho Power to recover authorized operating expenses and earn a reasonable return on “rate base.” Rate base is generally determined by reference to the original cost (net of accumulated depreciation) of utility plant in service and certain other assets, subject to various adjustments for deferred taxes and other items. Over time, rate base is increased by additions to utility plant in service and reduced by depreciation and retirement of utility plant and write-offs as authorized by the IPUC and OPUC. In recent years, Idaho

Power has been pursuing significant enhancements to its utility infrastructure in an effort to maintain system reliability, ensure an adequate supply of electricity, and to provide service to new customers, including major ongoing transmission projects such as the Boardman-to-Hemingway and Gateway West projects. Idaho Power's existing hydroelectric and thermal generation facilities also require continuing upgrades and equipment replacement, and the company is undertaking a significant relicensing effort for the HCC, its largest hydroelectric generation resource. Idaho Power intends to pursue timely inclusion of any significant completed capital projects into rate base as part of a future general rate case or other appropriate regulatory proceeding.

•
Mitigation of Impact of Fuel and Purchased Power Expense: In addition to hydroelectric generation, Idaho Power relies heavily on natural gas and coal to fuel its generation facilities and power purchases in the wholesale markets. Fuel costs are impacted by electricity sales volumes, the terms and conditions of contracts for fuel, Idaho Power's generation capacity, the availability of hydroelectric generation resources, transmission capacity, energy market prices, and Idaho Power's hedging program for managing fuel costs. Recently, low natural gas prices have made operation of Idaho Power's natural gas power plants more economical, resulting in increased operation of those plants and decreased operation of coal-fired plants. Purchased power costs are impacted by the terms and conditions of contracts for purchased power, the rate of expansion of alternative energy generation sources such as wind or solar energy, and wholesale energy market prices. The Idaho and Oregon power cost adjustment mechanisms mitigate in large part the potential adverse impacts of fluctuations in power supply costs to Idaho Power.

•
Regulatory and Environmental Compliance Costs: Idaho Power is subject to extensive federal and state laws, policies, and regulations, as well as regulatory actions and audits by agencies and quasi-governmental agencies, including the FERC, the North American Electric Reliability Corporation, and Western Electricity Coordinating Council. Compliance with these requirements directly influences Idaho Power's operating environment and affects Idaho Power's operating costs. Recently, energy industry regulators have issued substantial penalties for utilities alleged to have violated reliability and critical infrastructure protection requirements. Moreover, environmental laws and regulations, in particular, may increase the cost of operating generation plants, including Idaho Power's coal-fired plants, and constructing new facilities, require that Idaho Power install additional pollution control devices at existing generating plants, or require that Idaho Power cease operating certain generation plants. Idaho Power expects to spend a considerable amount on environmental compliance and controls in the next decade, and due to economic factors in part associated with the costs of compliance with environmental regulation, has accelerated the retirement dates of certain of its coal-fired power plants.

•
Water Management and Relicensing of the Hells Canyon Hydroelectric Project: Because of Idaho Power's reliance on stream flow in the Snake River and its tributaries, Idaho Power participates in numerous proceedings and venues that may affect its water rights, seeking to preserve the long-term availability of its rights for its hydroelectric projects. Also, Idaho Power is involved in renewing its long-term federal license for the HCC, its largest hydroelectric generation source. Given the number of parties and issues involved, Idaho Power's relicensing costs have been and are expected to continue to be substantial. Idaho Power cannot currently determine the terms of, and costs associated with, any resulting long-term license.

RESULTS OF OPERATIONS

This section of MD&A takes a closer look at the significant factors that affected IDACORP’s and Idaho Power’s earnings. In this analysis, the results for 2018 are compared with 2017 and the results for 2017 are compared with 2016.

The table below presents Idaho Power’s energy sales and supply (in thousands of MWh) for the last three years.

	Year Ended December 31,
	2018	2017	2016
Retail energy sales	14,587	14,571	14,196
Wholesale energy sales	2,246	1,934	742
Bundled energy sales	617	202	444
Total energy sales	17,450	16,707	15,382
Hydroelectric generation	8,682	8,900	6,408
Coal generation	3,274	3,284	4,045
Natural gas and other generation	1,408	1,504	1,722
Total system generation	13,364	13,688	12,175
Purchased power	5,431	4,242	4,337
Line losses	(1,345)	(1,223)	(1,130)
Total energy supply	17,450	16,707	15,382

For purposes of illustration, Boise, Idaho, weather-related information for the last three years is presented in the table that follows.

	Year Ended December 31,
	2018	2017	2016	Normal(2)
Heating degree-days(1)	4,984	5,655	4,807	5,514
Cooling degree-days(1)	1,116	1,341	1,001	942
Precipitation (inches)	10.6	15.4	8.7	11.3

(1) Heating and cooling degree-days are common measures used in the utility industry to analyze the demand for electricity and indicate when a customer would use electricity for heating and air conditioning. A degree-day measures how much the average daily temperature varies from 65 degrees. Each degree above 65 degrees is counted as one cooling degree-day, and each degree below 65 degrees is counted as one heating degree-day. While Boise, Idaho weather conditions are not necessarily representative of weather conditions throughout Idaho Power's service area, the greater Boise area has the majority of Idaho Power's customers.
(2) Normal heating degree-days and cooling degree-days elements are, by convention, the arithmetic mean of the elements computed over 30 consecutive years. The annual normal amounts are the sum of the 12 monthly normal amounts. These normal amounts are computed by the National Oceanic and Atmospheric Administration.

Sales Volume and Generation: In 2018, retail sales volumes were relatively flat compared with those of the prior year. Customer growth increased sales volumes during 2018 compared with 2017, with the number of Idaho Power's customers growing by 2.3 percent. During 2018, usage per irrigation customer was approximately 9 percent higher compared with 2017. Precipitation in the Idaho Power service area during 2018 was significantly less than in 2017, which increased usage by irrigation customers in 2018. Usage per residential customer was approximately 6 percent lower in 2018 compared with 2017. The decrease in residential usage was primarily due to milder weather during 2018 compared with 2017, which decreased the use of electricity for heating and cooling purposes. Cooling degree-days in Boise, Idaho were 17 percent lower during 2018 compared with 2017, but 18 percent above normal. Heating degree-days in Boise, Idaho were 12 percent lower during 2018 compared with 2017, and 10 percent below normal. Also, bundled energy sales (electric power combined with renewable energy certificates) volumes increased during 2018 compared with 2017. The solar generation projects under PURPA contracts that were initiated in 2017 generated an increased number of renewable energy credits to sell bundled with electricity.

Total system generation decreased 2 percent during 2018 compared with 2017. Hydroelectric generation decreased 2 percent during 2018 compared with 2017, but comprised 65 percent of Idaho Power's total system generation during both 2018 and 2017. In 2018, purchased power increased 28 percent compared with 2017 due to an increase in power purchased from generation projects under mandatory PURPA contracts and an increase in other purchased power resulting from favorable wholesale gas and electricity market conditions and, to a lesser extent, transactions in the Western EIM, which commenced in

April 2018. The availability of hydroelectric generation and an increase in purchased power during 2018 reduced thermal generation compared with 2017.

Wholesale energy sales volumes increased 312 thousand MWh, or 16 percent, during 2018 compared with 2017, due primarily to an increase in purchased power, both in market purchases and in purchases under PURPA contracts, resulting in increased energy available for wholesale energy sales. However, the high purchase price of power under federally mandated PURPA purchases is often in excess of the price at which Idaho Power sells the power in the wholesale energy markets.

The financial impacts of fluctuations in wholesale energy sales, purchased power, fuel expense, and other power supply-related expenses are addressed in Idaho Power's Idaho and Oregon power cost adjustment mechanisms, which are described below in "Power Cost Adjustment Mechanisms."

Operating Revenues

Retail Revenues: The table below presents Idaho Power’s retail revenues (in thousands), MWh sales (in thousands), and number of customers for the last three years.

	Year Ended December 31,
	2018	2017	2016
Retail revenues:
Residential (includes $34,625, $17,320, and $29,170, respectively, related to the FCA(1))	$530,527	$552,333	$514,954
Commercial (includes $1,299, $876, and $1,087, respectively, related to the FCA(1))	310,299	319,195	302,650
Industrial	190,130	195,124	182,590
Irrigation	158,001	150,030	156,505
Provision for sharing	(5,025)	—	—
Deferred revenue related to HCC relicensing AFUDC(2)	(8,780)	(10,706)	(10,706)
Total retail revenues	$1,175,152	$1,205,976	$1,145,993
Volume of Sales (MWh)
Residential	5,135	5,355	5,004
Commercial	4,105	4,099	3,999
Industrial	3,371	3,346	3,243
Irrigation	1,976	1,771	1,950
Total retail MWh sales	14,587	14,571	14,196
Number of retail customers at year-end
Residential	464,670	453,605	444,431
Commercial	71,680	70,411	69,344
Industrial	120	119	121
Irrigation	21,175	20,932	20,638
Total customers	557,645	545,067	534,534

(1) The FCA mechanism is an alternative revenue program and does not represent revenue from contracts with customers.
(2) As part of its January 30, 2009, general rate case order, the IPUC is allowing Idaho Power to recover a portion of the allowance for funds used during construction (AFUDC) on construction work in progress related to the HCC relicensing process, even though the relicensing process is not yet complete and the costs have not been moved to electric plant in service. Idaho Power is collecting approximately $8.8 million annually in the Idaho jurisdiction but is deferring revenue recognition of the amounts collected until the license is issued and the accumulated license costs approved for recovery are placed in service. Prior to the May 2018 Idaho Tax Reform Settlement Stipulation described in "Regulatory Matters" in this MD&A, Idaho Power was collecting $10.7 million annually.

Changes in rates, changes in customer demand, and changes in FCA mechanism revenues are the primary reasons for fluctuations in retail revenues from period to period. See "Regulatory Matters" in this MD&A for a list of rate changes implemented over the last three years. The primary influences on customer demand for electricity are weather, economic conditions, and energy efficiency. Extreme temperatures increase sales to customers who use electricity for cooling and heating, while mild temperatures decrease sales. Precipitation levels and the timing of precipitation during the agricultural growing season also affect sales to customers who use electricity to operate irrigation pumps. Rates are also seasonally adjusted, providing for higher rates during summer peak load periods, and residential customer rates are tiered, providing for higher rates based on higher levels of usage. The seasonal and tiered rate structures contribute to seasonal fluctuations in revenues and earnings.

Retail Revenues - 2018 Compared with 2017: Retail revenues decreased $30.8 million in 2018 compared with 2017. The primary factors affecting retail revenues during the period were the following:

•
Rates: Rate changes decreased retail revenues by $39.0 million in 2018 compared with 2017. As a direct result of settlement stipulations approved by the IPUC and OPUC during the second quarter of 2018 relating to income tax reform described further in "Regulatory Matters" in this MD&A, Idaho Power's revenues decreased approximately $22 million in 2018 compared with 2017. The timing of the revenue reductions may not align with decreases in income tax expense in any given period due to the method and timing of customer rate reductions provided for in the settlement stipulations, the nature and timing of income tax accruals, discrete items, and other items discussed in this MD&A. The rates include collection of amounts related to the PCA mechanism, which decreased revenues by $15.4 million in 2018 compared with 2017. The collection of amounts related to the PCA mechanism in rates has no effect on operating income as a corresponding amount is recorded as expense in the same period it is collected through rates.

•	Customers: Customer growth of 2.3 percent increased retail revenues by $13.5 million in 2018 compared with 2017.

•
Usage: Lower usage (on a per customer basis), primarily by residential customers, decreased retail revenues by $18.0 million during 2018 compared with 2017. Decreased usage was primarily the result of more mild temperatures in Idaho Power's service area during 2018 compared with 2017, which led to decreased usage by residential customers for heating and cooling. For 2018, a 6 percent decrease in usage per residential customer compared with 2017 was partially offset by a 9 percent increase in usage per irrigation customer. Precipitation in Idaho Power's service area during 2018 was significantly less than 2017, which led to increased usage by irrigation customers.

•
Idaho FCA Revenue: The FCA mechanism, applicable to Idaho residential and small commercial customers, adjusts revenue each year to accrue, or defer, the difference between the authorized fixed-cost recovery amount per customer and the actual fixed costs per customer recovered by Idaho Power through volume-based rates during the year. Lower usage (on a per customer basis) by residential and small general service customers during 2018 increased the amount of FCA revenue accrued by $17.7 million compared with 2017.

•
Sharing: During 2018, Idaho Power recorded $5.0 million as a provision against current revenues to be refunded to customers through a future rate reduction. If approved, the rate reduction would be included in PCA rates beginning in June 2019. Idaho Power did not record any provision for sharing in 2017. This revenue sharing arrangement, which requires Idaho Power to share with Idaho customers a portion of Idaho-jurisdiction earnings exceeding a 10.0 percent Idaho ROE, is related to the October 2014 Idaho Earnings Support and Sharing Settlement Stipulation. The October 2014 Idaho Earnings Support and Sharing Settlement Stipulation is described further in "Regulatory Matters" in this MD&A and in Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report.

Retail Revenues - 2017 Compared with 2016: Retail revenues increased $60.0 million in 2017 compared with 2016. The factors affecting retail revenues during the period are discussed below:

•
Rates: Rate changes, including the revenue accruals provided for in the Valmy settlement stipulation, increased retail revenues by $39.8 million for 2017 compared with 2016. In the second quarter of 2017, the IPUC and OPUC each approved settlement stipulations related to Idaho Power’s plan to end its participation in coal-fired operations at the Valmy Plant by the end of 2025, which increased retail revenues collections and retail revenues accruals for 2017 compared with 2016. Colder winter temperatures in early 2017 and warmer summer temperatures during the third quarter of 2017 resulted in residential sales making up a larger portion of the sales mix and led to a greater proportion of residential sales in higher rate categories in Idaho Power's tiered rate structure in 2017 compared with 2016.

•	Customers: Customer growth of 2.0 percent increased retail revenues by $12.1 million in 2017 compared with 2016.

•
Usage: Higher usage (on a per customer basis), primarily by residential, industrial, and commercial customers increased retail revenues by $20.1 million in 2017 compared with 2016. Increased usage was primarily the result of warmer summer temperatures and colder winter temperatures in Idaho Power's service area, which increased usage by residential customers for cooling and heating. Cooling degree days and heating degree days were significantly higher in 2017 compared with 2016. These increases in usage were partially offset by an 11 percent decrease in usage per irrigation customer due to increased precipitation in Idaho Power's service area during 2017 compared with 2016, particularly in the first six months of 2017. Greater customer participation in energy efficiency programs, resulting in decreased usage, partially offset the increase in total usage during 2017 compared with 2016.

•
Idaho FCA Revenue: The FCA mechanism, applicable to Idaho residential and small commercial customers, adjusts revenue each year to accrue, or defer, the difference between the authorized fixed-cost recovery amount per customer and the actual fixed costs per customer recovered by Idaho Power through volume-based rates during the year. Higher usage (on a per customer basis) by residential and small general service customers during 2017 decreased the amount of FCA revenue accrued by $12.1 million compared with 2016. Idaho Power accrued $18.2 million of FCA revenue in 2017 compared with $30.3 million of FCA revenue in 2016.

Wholesale Energy Sales: Wholesale energy sales consist primarily of long-term sales contracts, opportunity sales of surplus system energy, and sales into the Western EIM, and do not include derivative transactions. The table below presents Idaho Power’s wholesale energy sales for the last three years (in thousands, except for MWh amounts).

	Year Ended December 31,
	2018	2017	2016
Wholesale energy revenues	$52,845	$24,790	$11,900
Wholesale MWh sold	2,246	1,934	742
Wholesale energy revenues per MWh	$23.53	$12.82	$16.04

Wholesale Energy Sales - 2018 Compared with 2017: In 2018, wholesale energy revenue increased by $28.1 million, or 113 percent, compared with 2017. Wholesale energy sales volumes increased 16 percent in 2018 compared with 2017, and the average price of wholesale energy sales was 84 percent higher for 2018 compared with 2017. During the fourth quarter of 2018, a natural gas pipeline ruptured in British Columbia, Canada, disrupting natural gas flows to the Pacific Northwest and Western Canada, driving up energy and natural gas prices in the region, including in Idaho Power's service area. An increase in purchased power, both in market purchases and in purchases under PURPA contracts, resulted in additional energy available for wholesale energy sales in 2018 compared with 2017. However, the high purchase price of power under federally mandated PURPA purchases is often in excess of the price at which Idaho Power sells the power in the wholesale energy markets. The increase in wholesale energy sales volumes and sales prices during 2018 compared with 2017 was also due to transactions in the Western EIM, which commenced in April 2018. Under the Western EIM, participating parties enable their systems to interact for automated intra-hour economic dispatch of generation from committed resources to serve loads.

Wholesale Energy Sales - 2017 Compared with 2016: For 2017, wholesale energy sales revenue increased by $12.9 million, or 108 percent compared with 2016 as generation from Idaho Power's hydroelectric plants increased due to significantly greater precipitation in 2017 compared with 2016. The increase in hydroelectric generation resulted in more energy available for wholesale energy sales in 2017 compared with 2016. The average price of wholesale energy sales was 20 percent lower for 2017 compared with 2016, as an increase in output from hydroelectric resources in the northwest United States region due to increased precipitation during the period, as well as additional output from new wind and solar projects throughout the region, increased surplus power available for sale and decreased wholesale power market prices.

Transmission Wheeling Revenues: Revenue from transmission wheeling increased $15.1 million, or 34 percent, in 2018 compared with 2017, largely due to Idaho Power's OATT rate that increased in October 2017 and, to a lesser extent, an increase in wheeling volumes. In October 2017, Idaho Power's OATT rate increased from $25.52 per kW-year to $34.90 per kW-year. In October 2018, the rate decreased to $31.25 per kW-year. Refer to "Regulatory Matters" in this MD&A for more information on Idaho Power's OATT rate. Revenue from transmission wheeling increased $11.5 million, or 35 percent, in 2017 compared with 2016, largely due to an increase in wheeling volumes, an increase in Idaho Power's OATT rate, and a new long-term wheeling agreement that became effective in July 2016.

Energy Efficiency Program Revenues: In both Idaho and Oregon, energy efficiency riders fund energy efficiency program expenditures. Expenditures funded through the riders are reported as an operating expense with an equal amount recorded in revenues, resulting in no net impact on earnings. The cumulative variances between expenditures and amounts collected through the riders are recorded as regulatory assets or liabilities. A liability balance indicates that Idaho Power has collected more than it has spent and an asset balance indicates that Idaho Power has spent more than it has collected. At December 31, 2018, Idaho Power's energy efficiency rider balances were a $5.3 million regulatory liability in the Idaho jurisdiction and a $1.4 million regulatory asset in the Oregon jurisdiction.

Operating Expenses

Purchased Power: The table below presents Idaho Power’s purchased power expenses and volumes for the last three years (in thousands, except for MWh amounts).

	Year Ended December 31,
	2018	2017	2016
Expense
PURPA contracts	$189,722	$169,788	$153,665
Other purchased power (including wheeling)	104,092	79,162	92,099
Total purchased power expense	$293,814	$248,950	$245,764
MWh purchased
PURPA contracts	3,045	2,800	2,314
Other purchased power	2,386	1,442	2,023
Total MWh purchased	5,431	4,242	4,337
Cost per MWh from PURPA contracts	$62.31	$60.64	$66.41
Cost per MWh from other sources	$43.63	$54.90	$45.53
Weighted average - all sources	$54.10	$58.69	$56.67

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

Purchased Power - 2018 Compared with 2017: Purchased power expense increased $44.9 million, or 18 percent, in 2018 compared with 2017, primarily due to a 65 percent increase in the volume of other non-PURPA power purchases and a 9 percent increase in the volume of power purchases from generation projects under PURPA contracts. Other purchased power volumes increased during 2018 compared with 2017 due to wholesale gas and electricity market conditions and due to transactions in the Western EIM, which commenced in April 2018. These volume increases were partially offset by decreases in cost per MWh of power purchased from sources other than PURPA contracts.

Purchased Power - 2017 Compared with 2016: Purchased power expense increased $3.2 million, or 1 percent, in 2017 compared with 2016, primarily due to an increase in generation provided by PURPA solar contracts. The increase in PURPA volumes was partially offset by decreases in costs per MWh. Other purchased power expense decreased $12.9 million, or 14 percent, as abundant hydroelectric generation in 2017 compared with 2016 reduced the need for market purchases to meet load requirements.

Fuel Expense: The table below presents Idaho Power’s fuel expenses and thermal generation for the last three years (in thousands, except per MWh amounts).

	Year Ended December 31,
	2018	2017	2016
Expense
Coal	$115,524	$107,894	$137,689
Natural gas(1)	17,674	37,935	41,802
Total fuel expense	$133,198	$145,829	$179,491
MWh generated
Coal	3,274	3,284	4,045
Natural gas(1)	1,408	1,504	1,722
Total MWh generated	4,682	4,788	5,767
Cost per MWh - Coal	$35.29	$32.85	$34.04
Cost per MWh - Natural gas	$12.55	$25.22	$24.28
Weighted average, all sources	$28.45	$30.46	$31.12

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

Fuel Expense - 2018 Compared with 2017: Fuel expense decreased $12.6 million, or 9 percent, in 2018 compared with 2017. In October 2018, a natural gas pipeline ruptured in British Columbia, Canada, which disrupted natural gas distribution to the Pacific Northwest region and Western Canada, and drove up energy prices in the region. In accordance with its ongoing risk management policies, Idaho Power held a number of financial gas hedges at the time of the rupture. Fuel expense in the fourth quarter of 2018 included $23.3 million in gains on financial gas hedges, which reduced natural gas fuel expense. Idaho Power was able to meet natural gas needs by purchasing physical gas from sources unaffected by the rupture. Most of these realized hedging gains will be a benefit to customers through the power cost adjustment mechanisms described below.

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

The table below presents the components of the Idaho and Oregon power cost adjustment mechanisms for the last three years (in thousands).

	Year Ended December 31,
	2018	2017	2016
Power supply cost accrual (deferral)	$41,535	$14,658	$(43,841)
Amortization of prior year authorized balances	571	37,366	38,511
Total power cost adjustment expense	$42,106	$52,024	$(5,330)

The power supply accruals represent the portion of the power supply cost fluctuations accrued under the power cost adjustment mechanisms. When actual power supply costs are lower than the amount forecasted in power cost adjustment rates, which was the case for 2018 and 2017, most of the difference is accrued. When actual power supply costs are higher than the amount forecasted in power cost adjustment rates, which was the case for 2016, most of the difference is deferred. The amortization of the prior year’s balances represents the offset to the amounts being collected or refunded in the current power cost adjustment year that were deferred or accrued in the prior power cost adjustment year (the true-up component of the power cost adjustment mechanism).

Power Cost Adjustment Mechanisms - 2018 Compared with 2017: Actual net power supply costs decreased in 2018 relative to forecasted costs, resulting in a change of $26.9 million—from accruals of $14.7 million to accruals of $41.5 million. The increase in accruals is due in part to lower natural gas fuel costs and purchased power, as explained above, combined with more surplus sales than forecasted. In addition, Idaho Power recorded $0.6 million of amortization of the prior-year authorized balances in 2018, compared with $37.4 million of amortization in 2017.

Power Cost Adjustment Mechanisms - 2017 Compared with 2016: Actual net power supply costs decreased in 2017 relative to forecasted costs, resulting in a change of $58.5 million—from deferrals of $43.8 million to accruals of $14.7 million. The change from deferrals in 2016 to accruals in 2017 is due in part to the lower fuel costs and purchased power, combined with more surplus sales than forecasted. The $37.4 million of amortization of prior year authorized balances in 2017 offsets the collection from customers of prior years' deferrals.

Other Operations and Maintenance Expenses: The changes in other O&M expenses for the periods presented are discussed below.

O&M - 2018 Compared with 2017: Other O&M expenses increased $17.8 million, or 5 percent, in 2018 compared with 2017. As provided by the settlement stipulation approved by the IPUC related to recent income tax reform, other O&M expenses in 2018 also included $4.0 million of non-cash amortization expense of regulatory deferrals that would otherwise be a future liability of Idaho customers. In 2018, compared with 2017, higher maintenance service costs led to a $4.2 million increase in transmission and distribution asset maintenance expenses, and higher variable employee-related costs led to an $8.4 million increase in labor and benefit expenses.

O&M - 2017 Compared with 2016: Other O&M expense decreased by $2.2 million in 2017 compared with 2016, primarily due to a $2.4 million decrease related to previously expensed energy efficiency rider-funded costs deemed to be prudently incurred and a $2.7 million decrease in thermal O&M expenses due to lower generation at thermal plants. These decreases in O&M were partially offset by a $2.5 million increase in O&M related to a settlement stipulation in Idaho that established the reasonableness of the HCC relicensing costs incurred through December 2015 as further discussed in "Regulatory Matters" in this MD&A.

Income Taxes

IDACORP's and Idaho Power's 2018 income tax expense decreased $31.3 million and $33.0 million, respectively, when compared with 2017. The decrease was primarily due to: (1) the Tax Cut and Jobs Act’s reduction of the federal corporate tax rate from 35 percent to 21 percent that became effective January 1, 2018, (2) the remeasurement of deferred income tax balances related to IDACORP’s 2017 consolidated income tax return filings, and (3) a flow-through income tax benefit at Idaho Power related to the tax deduction for a bond make-whole premium that was paid in 2018.

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

LIQUIDITY AND CAPITAL RESOURCES

Overview

Idaho Power continues to pursue significant enhancements to its utility infrastructure in an effort to ensure an adequate supply of electricity, to provide service to new customers, and to maintain system reliability. Idaho Power's existing hydroelectric and thermal generation facilities also require continuing upgrades and component replacement. Idaho Power's cash expenditures for property, plant, and equipment, excluding AFUDC, were $268 million in 2018, $277 million in 2017, and $287 million in 2016. Idaho Power expects these substantial capital expenditures to continue, with estimated total capital expenditures of approximately $1.5 billion expected over the period from 2019 through 2023.

Idaho Power funds its liquidity needs for capital expenditures through cash flows from operations, debt offerings, commercial paper markets, credit facilities, and capital contributions from IDACORP. As of February 15, 2019, IDACORP's and Idaho Power's access to debt, equity, and credit arrangements included:

•	their respective $100 million and $300 million revolving credit facilities;

•	IDACORP's shelf registration statement filed with the SEC on May 20, 2016, which may be used for the issuance of debt securities and common stock;

•
Idaho Power's shelf registration statement filed with the SEC on May 20, 2016, which may be used for the issuance of first mortgage bonds and debt securities; $280 million is available for issuance pursuant to state regulatory authority; and

•	IDACORP's and Idaho Power's issuance of commercial paper, which may be issued up to an amount equal to the available credit capacity under their respective credit facilities.

Based on planned capital expenditures and operating and maintenance expenses for 2019, the companies believe they will be able to meet capital requirements and fund corporate expenses during 2019 with a combination of existing cash and operating cash flows generated by Idaho Power's utility business, together with proceeds from either draws on credit facilities or Idaho Power's issuance of debt securities. IDACORP and Idaho Power believe they could meet any short-term cash shortfall with existing credit facilities and expect to continue to manage short-term liquidity through commercial paper markets.

IDACORP and Idaho Power monitor capital markets with a view toward opportunistic debt and equity transactions, taking into account current and potential future long-term needs. As a result, IDACORP may issue debt securities or common stock, and Idaho Power may issue debt securities, if the companies believe terms available in the capital markets are favorable and that issuances would be financially prudent. Idaho Power also periodically analyzes whether partial or full early redemption of one or more existing outstanding series of first mortgage bonds is desirable, and in some cases, may refinance indebtedness with new indebtedness. To that end, in March 2018, Idaho Power issued $220 million in principal amount of 4.20% first mortgage bonds, Series K, maturing on March 1, 2048. In April 2018, Idaho Power redeemed, prior to its maturity, its $130 million in principal amount of 4.50% first mortgage bonds, Series H, due March 2020. In accordance with the redemption provisions of the original terms of the notes, the redemption included Idaho Power's payment of a make-whole premium of $4.6 million, the cost of which provided a flow-through tax deduction. Idaho Power used a portion of the net proceeds of the March 2018 sale of first mortgage bonds, medium term-notes to effect the redemption.

IDACORP and Idaho Power seek to maintain capital structures of approximately 50 percent debt and 50 percent equity, and maintaining this ratio influences IDACORP's and Idaho Power's debt and equity issuance decisions. As of December 31, 2018, IDACORP's and Idaho Power's capital structures, as calculated for purposes of applicable debt covenants, were as follows:

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
IDACORP’s and Idaho Power’s operating cash inflows in 2018 were $492 million and $418 million, respectively, an increase of $57 million for IDACORP and a $1 million increase for Idaho Power when compared with 2017. Significant items that affected the companies' operating cash flows in 2018 relative to 2017 were as follows:

•	a $14 million increase and $16 million increase in IDACORP and Idaho Power net income, respectively;

•
changes in regulatory assets and liabilities, mostly related to the relative amounts of power supply and fixed costs accrued or deferred and refunded or collected under Idaho rate mechanisms, decreased operating cash inflows by $9 million;

•	changes in deferred taxes and in taxes accrued and receivable combined to decrease cash flows by $22 million and increase cash flows by $28 million at IDACORP and Idaho Power, respectively;

•
Idaho Power received $29 million of distributions from IERCo's investment in BCC for 2018, compared with $23 million in 2017. Changes in distributions from year to year are primarily driven by changes in the timing of cash needs associated with BCC; and

•	changes in working capital balances due primarily to timing, including fluctuations in accounts receivable, other current assets, accounts payable, and other current liabilities, as follows:

◦
timing of collections of accounts receivable balances increased operating cash flows by $6 million for Idaho Power. IDACORP collected an $8 million receivable in 2017 from a legal settlement, offsetting the increase in 2018;

◦
the changes in other current assets increased cash flows by $10 million, which was primarily due to a decrease in fuel stock as an increase in coal-fired generation in the fourth quarter of 2018 compared with 2017 decreased the related coal inventory; and

◦
timing of accounts payable payments increased operating cash flows by $47 million for IDACORP and decreased operating cash flows by $64 million for Idaho Power (the difference relates to the timing of estimated income tax payments from Idaho Power to IDACORP).

IDACORP's and Idaho Power's operating cash inflows in 2017 were $435 million and $417 million, respectively, an increase of $91 million for IDACORP and $110 million for Idaho Power when compared with 2016. Significant items that affected the companies' operating cash flows in 2017 relative to 2016 were as follows:

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

◦
timing of collections of accounts receivable balances increased operating cash flows by $7 million for IDACORP and decreased operating cash flows by $6 million for Idaho Power. IDACORP collected an $8 million receivable in 2017 from a legal settlement;

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

Investing Cash Flows

Investing activities consist primarily of capital expenditures related to new construction and improvements to Idaho Power’s generation, transmission, and distribution facilities. Idaho Power's construction expenditures, including AFUDC, were $278 million, $285 million, and $297 million in 2018, 2017, and 2016, respectively. These capital expenditures were primarily for construction of utility infrastructure needed to address Idaho Power’s aging plant and equipment, customer growth, and environmental and regulatory compliance requirements. As discussed in "Capital Requirements" below, Idaho Power received $22 million and $6 million in 2018 and 2017 from Boardman-to-Hemingway project joint permitting participants relating to a portion of these construction expenditures.

Idaho Power has a Rabbi trust designated to provide funding for obligations of its nonqualified defined benefit plans. In the Rabbi trust, Idaho Power purchased available-for-sale securities of $11 million in both 2018 and 2017, and $15 million in 2016. Idaho Power received $5 million of proceeds from the sales of available-for-sale securities in both 2018 and 2017, and $16 million in 2016. Idaho Power did not use any of these proceeds to acquire company-owned life insurance in 2018 and 2017 but used $10 million of the proceeds to acquire company-owned life insurance in 2016.

Financing Cash Flows

Financing activities provide supplemental cash for both day-to-day operations and capital requirements as needed. Idaho Power funds liquidity needs for capital investment, working capital, managing commodity price risk, and other financial commitments through cash flows from operations, debt offerings, commercial paper markets, credit facilities, and capital contributions from IDACORP. IDACORP funds its cash requirements, such as payment of taxes, capital contributions to Idaho Power, and non-utility operating expenses through cash flows from operations, commercial paper markets, sales of common stock, and credit facilities. The following are significant items and transactions that affected financing cash flows in 2018, 2017, and 2016:

•	on March 16, 2018, Idaho Power issued $220 million in principal amount of 4.20% first mortgage bonds Series K, maturing March 1, 2048;

•	on April 17, 2018, Idaho Power redeemed, prior to maturity, $130 million of its 4.50% first mortgage bonds, Series H, due March 1, 2020, and paid a related make-whole premium of $4.6 million;

•	on March 10, 2016, Idaho Power issued $120 million in principal amount of 4.05% first mortgage bonds, Series J, maturing on March 1, 2046;

•
on April 11, 2016, Idaho Power redeemed, prior to maturity, $100 million in principal amount of 6.15% first mortgage bonds, Series H, due April 1, 2019, and paid a related make-whole premium of $14 million;

•	IDACORP and Idaho Power paid dividends of approximately $121 million, $113 million, and $105 million in 2018, 2017, and 2016, respectively;

•	IDACORP's net change in commercial paper borrowings used cash of $22 million and provided cash of $2 million in 2017 and 2016, respectively; and

•	Idaho Power borrowed $22 million in commercial paper in December 2016, which was paid off in January of 2017.

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

The Indenture limits the amount of first mortgage bonds at any one time outstanding to $2.5 billion, and as a result, the maximum amount of first mortgage bonds Idaho Power could issue as of December 31, 2018, was limited to approximately $669 million. Idaho Power may increase the $2.5 billion limit on the maximum amount of first mortgage bonds outstanding by filing a supplemental indenture with the trustee as provided in the Indenture of Mortgage and Deed of Trust. Separately, the Indenture also limits the amount of additional first mortgage bonds that Idaho Power may issue to the sum of (a) the principal amount of retired first mortgage bonds and (b) 60 percent of total unfunded property additions, as defined in the Indenture. As of December 31, 2018, Idaho Power could issue approximately $1.9 billion of additional first mortgage bonds based on retired first mortgage bonds and total unfunded property additions.

Refer to Note 5 - “Long-Term Debt” to the consolidated financial statements included in this report for more information regarding long-term financing arrangements.

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

Each facility contains a covenant requiring each company to maintain a leverage ratio of consolidated indebtedness to consolidated total capitalization equal to or less than 65 percent as of the end of each fiscal quarter. In determining the leverage ratio, “consolidated indebtedness” broadly includes all indebtedness of the respective borrower and its subsidiaries, including, in some instances, indebtedness evidenced by certain hybrid securities (as defined in the credit agreement). “Consolidated total capitalization” is calculated as the sum of all consolidated indebtedness, consolidated stockholders' equity of the borrower and its subsidiaries, and the aggregate value of outstanding hybrid securities. At December 31, 2018, the leverage ratios for IDACORP and Idaho Power were 44 percent and 46 percent, respectively. IDACORP's and Idaho Power's ability to utilize the credit facilities is conditioned upon their continued compliance with the leverage ratio covenants included in the credit facilities. There are additional covenants, subject to exceptions, that prohibit certain mergers, acquisitions, and investments, restrict the creation of certain liens, and prohibit entering into any agreements restricting dividend payments from any material subsidiary. At December 31, 2018, IDACORP and Idaho Power believe they were in compliance with all facility covenants. Further, as of the date of this report, IDACORP and Idaho Power do not believe they will be in violation or breach of their respective debt covenants during 2019.

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

Available Short-Term Borrowing Liquidity

The following table outlines available short-term borrowing liquidity as of the dates specified (in thousands):

	December 31, 2018		December 31, 2017
	IDACORP(2)	Idaho Power	IDACORP(2)	Idaho Power
Revolving credit facility	$100,000	$300,000	$100,000	$300,000
Commercial paper outstanding	—	—	—	-
Identified for other use(1)	—	(24,245)	—	(24,245)
Net balance available	$100,000	$275,755	$100,000	$275,755
(1) Port of Morrow and American Falls bonds that Idaho Power could be required to purchase prior to maturity under the optional or mandatory purchase provisions of the bonds, if the remarketing agent for the bonds were unable to sell the bonds to third parties.

(2) Holding company only.

The table below presents additional information about short-term commercial paper borrowing during the years ended December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
	IDACORP(1)	Idaho Power	IDACORP(1)	Idaho Power
Commercial paper:
Year end:
Amount outstanding	$—	$—	$—	$—
Weighted average interest rate	—%	—%	—%	—%
Daily average amount outstanding during the year	$—	$—	$588	$839
Weighted average interest rate during the year	—%	—%	1.42%	1.12%
Maximum month-end balance	$—	$—	$2,425	$—
(1) Holding company only.

At February 15, 2019, IDACORP had no loans outstanding under its credit facility and no commercial paper outstanding, and Idaho Power had no loans outstanding under its credit facility and no commercial paper outstanding.

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

	IDACORP	Idaho Power
Moody's Investors Service:
Rating Outlook	Stable	Stable
Long-Term Issuer Rating	Baa1	A3
First Mortgage Bonds	None	A1
Senior Secured Debt	None	A1
Commercial Paper	P-2	P-2
Standard & Poor's Rating Services:
Corporate Credit Rating	BBB	BBB
Rating Outlook	Stable	Stable
Short-Term Rating	A-2	A-2
Senior Secured Debt	None	A-

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

Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties. As of December 31, 2018, Idaho Power had no performance assurance collateral posted. Should Idaho Power experience a reduction in its credit rating on its unsecured debt to below investment grade, Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral, and counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions. Based upon Idaho Power’s current energy and fuel portfolio and market conditions as of December 31, 2018, the amount of additional collateral that could be requested upon a downgrade to below investment grade is approximately $10.5 million. To minimize capital requirements, Idaho Power actively monitors its portfolio exposure and the potential exposure to additional requests for performance assurance collateral through sensitivity analysis.

Capital Requirements

Idaho Power's cash construction expenditures, excluding AFUDC, were $268 million during the year ended December 31, 2018. The cash expenditure amount excludes net costs of removing assets from service. The table below presents Idaho Power's estimated accrual-basis expenditures for construction for 2019 through 2023 (in millions of dollars). The amounts in the table exclude AFUDC but include net costs of removing assets from service that Idaho Power expects would be eligible to be included in rate base in future rate case proceedings. However, given the uncertainty associated with the timing of infrastructure projects and associated expenditures, actual expenditures and their timing could deviate substantially from those set forth in the table.

	2019	2020	2021-2023
Expected capital expenditures (excluding AFUDC)	$280-290	$285-300	$875-925

Infrastructure Projects: A significant portion of expected capital expenditures included in the five-year forecast above relate to a large number of small projects as Idaho Power continues to add to its system to accommodate growth and improve reliability and operational effectiveness. These projects involve significant capital expenditures. Examples of anticipated system enhancements planned for 2019 through 2023 and estimated costs include the following:

•	$35-$65 million per year for construction and replacement of transmission lines and stations other than the Boardman-to-Hemingway and Gateway West projects;

•	$85-$105 million per year for construction and replacement of distribution lines and stations, including replacement of underground distribution cables;

•	$20-$40 million per year for ongoing improvements and replacements at coal- and natural gas-fired plants;

•	$50-$70 million per year for hydroelectric plant improvement programs, including relicensing costs; and

•	$40-$60 million per year for general plant improvements, such as land and buildings, vehicles, information technology, and communication equipment.

Other Major Infrastructure Projects: Idaho Power has recently completed or is engaged in the development of a number of significant projects and has entered into arrangements with third parties for joint development of infrastructure projects. The most notable projects are described below.

Boardman-to-Hemingway Transmission Line: The Boardman-to-Hemingway line, a proposed 300-mile, 500-kV transmission project between a station near Boardman, Oregon, and the Hemingway station near Boise, Idaho, would provide transmission service to meet future resource needs. In January 2012, Idaho Power entered into a joint funding agreement with PacifiCorp and the Bonneville Power Administration to pursue permitting of the project. The joint funding agreement provides that Idaho Power's interest in the permitting phase of the project would be approximately 21 percent, and that during future negotiations relating to construction of the transmission line, Idaho Power would seek to retain that percentage interest in the completed project. Total cost estimates for the project are between $1.0 billion and $1.2 billion, including Idaho Power's AFUDC. This cost estimate is preliminary and excludes the impacts of inflation and price changes of materials and labor resources that may occur following the date of the estimate. Idaho Power's share of the permitting phase of the project (excluding AFUDC) is included in the capital requirements table above, in addition to approximately $50 million of Idaho Power's share of costs related to early construction efforts, which are primarily included in the period 2021-2023. These preliminary estimates of Idaho Power’s share of early construction costs could significantly change as the construction timeline nears and as the project participants further align on future activities and estimates.

Approximately $100 million, including AFUDC, has been expended on the Boardman-to-Hemingway project through December 31, 2018. Pursuant to the terms of the joint funding arrangements, Idaho Power has received $70 million as of December 31, 2018, due from project participants for their share of costs. As of the date of this report, no material participant reimbursements are outstanding. Joint permitting participants are obligated to reimburse Idaho Power for their share of any future project permitting expenditures incurred by Idaho Power.

The permitting phase of the Boardman-to-Hemingway project is subject to federal review and approval by the BLM, the U.S. Forest Service, the Department of the Navy, and certain other federal agencies. The BLM issued its record of decision for the project in November 2017, approving a right-of-way grant for the project to cross approximately 86 miles of BLM-administered land. The U.S. Forest Service issued its record of decision in November 2018 authorizing the project to cross approximately seven miles of National Forest lands. Idaho Power expects the U.S. Forest Service to issue its right-of-way easement in 2019. Idaho Power expects the Department of the Navy to issue its decision on whether to approve the project to cross approximately seven miles of Department of the Navy lands in the first quarter of 2019.

In the separate Oregon state permitting process, in September 2018, Idaho Power's application for site certificate was deemed complete by the Oregon Department of Energy (ODOE). The ODOE is expected to issue a draft proposed order on the application in the first half of 2019 providing the ODOE's recommendation on whether to issue a site certificate for construction in Oregon. Given the status of ongoing permitting activities and the construction period, Idaho Power expects the in-service date for the transmission line to be in 2026 or beyond.

Gateway West Transmission Line: Idaho Power and PacifiCorp are pursuing the joint development of the Gateway West project, a 500-kV transmission project between a station located near Douglas, Wyoming and the Hemingway station located near Boise, Idaho. In January 2012, Idaho Power and PacifiCorp entered a joint funding agreement for permitting of the project. Idaho Power has expended approximately $38 million, including AFUDC, for its share of the permitting phase of the project through December 31, 2018. As of the date of this report, Idaho Power estimates the total cost for its share of the project (including both permitting and construction) to be between $250 million and $450 million, including AFUDC. Idaho Power's estimated share of the permitting phase of the project (excluding AFUDC) is included in the capital requirements table above. Idaho Power's share of potential early construction costs are excluded from the capital requirements table above because the timing of construction of Idaho Power's portion of the project is uncertain.

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

Hells Canyon Complex Relicensing: The HCC, located on the Snake River where it forms the border between Idaho and Oregon, provides approximately 68 percent of Idaho Power's hydroelectric generating nameplate capacity and 32 percent of its total generating nameplate capacity. Idaho Power has been engaged in the process of obtaining from the FERC a new long-term license for the HCC. The past and anticipated future costs associated with obtaining a new long-term license for the HCC are significant. As of the date of this report, Idaho Power estimates that the annual costs it will incur to obtain a new long-term license for the HCC, including AFUDC but excluding costs expected to be incurred for complying with the license after issuance, are likely to range from $30 million to $40 million until issuance of the license, which Idaho Power estimates will occur no earlier than 2022. Idaho Power expects that the annual capital expenditures and operating and maintenance expenses associated with compliance with the terms and conditions of the long-term license could also be substantial, but the company is currently unable to estimate those costs in light of the uncertainty surrounding the ultimate terms and conditions that may be included in the license. Idaho Power intends to seek recovery of those relicensing and compliance costs in rates through the regulatory process. In December 2016, Idaho Power filed an application with the IPUC requesting a determination that Idaho Power's expenditures of $220.8 million through year-end 2015 on relicensing of the HCC were prudently incurred, and thus eligible for future inclusion in retail rates in a future rate proceeding. In December 2017, Idaho Power filed with the IPUC a settlement stipulation signed by Idaho Power, the IPUC staff, and a third party intervenor recognizing that a total of $216.5 million in expenditures were reasonably incurred, and therefore should be eligible for inclusion in customer rates at a later date. As a result of filing the settlement stipulation, Idaho Power recorded a $5.0 million pre-tax charge in 2017, which included $4.3 million for costs incurred through 2015 as well as $0.7 million related to associated costs incurred in 2016 and 2017. Of the $5.0 million pre-tax charge in 2017, $2.5 million was recorded as Other O&M expense and $2.5 million was recorded as a reduction to AFUDC. In April 2018, the IPUC issued an order approving the settlement stipulation as filed with IPUC and determined the associated costs to be reasonably and prudently incurred.

Jim Bridger Plant Selective Catalytic Reduction Equipment: Idaho Power and the plant co-owners completed installation of selective catalytic reduction (SCR) equipment to reduce nitrogen dioxide (NO2) emissions at the Jim Bridger power plant, in order to comply with regional haze rules. The regional haze rules provided for installation of SCR on unit 3 and unit 4. The rules provide for an equivalent technology for NO2 reductions on unit 2 by 2021 and unit 1 by 2022.The unit 3 SCR was operating as of November 2015, and the unit 4 SCR was operating as of November 2016. In light of the substantial estimated cost of SCR installation, as of the date of this report, Idaho Power continues to assess whether to move forward with the installation of SCR on units 1 and 2 at the Jim Bridger power plant. The expected capital expenditures in the table above do not include any estimated expenditures relating to the installation of SCR on units 1 and 2.

Environmental Regulation Costs: Idaho Power anticipates that it will incur significant expenditures for the installation of environmental controls at its coal-fired plants and for its hydroelectric relicensing efforts. The near-term cost estimates for environmental matters are summarized in Part I, Item 1 - "Business - Environmental Regulation and Costs" of this report. The capital portion of these amounts is included in the Capital Requirements table above but does not include costs related to possible changes in current or new environmental laws or regulations and enforcement policies that may be enacted in response to issues such as climate change and emissions from coal-fired and gas-fired generation plants.

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

Defined Benefit Pension Plan Contributions and Recovery

Idaho Power contributed $40 million to its defined benefit pension plan in each year in 2018, 2017, and 2016. Idaho Power estimates that it has no minimum contribution requirement for 2019. Depending on market conditions and cash flow considerations in 2019, Idaho Power could contribute up to $40 million to the pension plan during 2019. Idaho Power's contributions are made in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions to mitigate the cost of being in an underfunded position. Beyond 2019, Idaho Power expects continuing significant contribution obligations under the pension plan. Refer to Note 12 - "Benefit Plans" to the consolidated financial statements included in this report and the section titled "Contractual Obligations" below in this MD&A for information relating to those obligations.

Idaho Power defers its Idaho-jurisdiction pension expense as a regulatory asset until recovered from Idaho customers. At December 31, 2018 and 2017, Idaho Power's deferral balance associated with the Idaho jurisdiction was $148 million and $128 million, respectively. Deferred pension costs are expected to be amortized to expense to match the revenues received when contributions are recovered through rates. Idaho Power only records a carrying charge on the unrecovered balance of cash contributions. The IPUC has authorized Idaho Power to recover and amortize $17 million of deferred pension costs annually, and has applied $68 million against the deferred amount under its Idaho sharing mechanisms since 2011. The primary impact of pension contributions is on the timing of cash flows, as cost recovery lags behind the timing of contributions.

Income Tax Reform

In December 2017, the Tax Cuts and Jobs Act was signed into law, which among other things, lowered the corporate federal income tax rate from 35 percent to 21 percent and modified or eliminated certain federal income tax deductions for corporations. In March 2018, Idaho House Bill 463 was signed into law reducing the Idaho state corporate income tax rate from 7.4 percent to 6.925 percent. The majority of the law changes, including the rate reductions, became effective on January 1, 2018. See "Regulatory Matters" in this MD&A for more information on the related regulatory proceedings and financial impacts.

Contractual Obligations

The following table presents IDACORP’s and Idaho Power’s contractual cash obligations as of December 31, 2018, for the respective periods in which they are due:

	Payments Due by Period
	Total	2019	2020-2021	2022-2023	Thereafter
	(millions of dollars)
Long-term debt(1)	$1,855	$—	$100	$150	$1,605
Future interest payments(2)	1,565	85	166	159	1,155
Purchase obligations:
Maintenance and service agreements(3)	131	34	26	16	55
FERC and other industry-related fees(3)	128	14	25	25	64
Cogeneration and small power production	4,042	239	490	508	2,805
Fuel supply agreements	201	43	57	17	84
Other(3)(4)	51	3	8	8	32
Pension and postretirement benefit plans(5)	326	11	110	153	52
Other long-term liabilities - IDACORP only(3)	2	—	—	—	2
Total	$8,301	$429	$982	$1,036	$5,854
(1) For additional information, see Note 5 – “Long-Term Debt” to the consolidated financial statements included in this report.
(2) Future interest payments are calculated based on the assumption that all debt is outstanding until maturity. For debt instruments with variable rates, interest is calculated for all future periods using the rates in effect at December 31, 2018.

(3) Approximately $20 million of the amounts in maintenance and service agreements, $71 million of the amounts in FERC and other industry-related fees, $29 million of the amounts in other purchase obligations, and $2 million of the amounts in IDACORP only other long-term liabilities are contracts that do not specify terms related to expiration. As these contracts are presumed to continue indefinitely, ten years of information, estimated based on current contract terms, has been included in the table for presentation purposes.

(4) Other purchase obligations include right-of-way easements and the joint-operating agreement payments.
(5) Idaho Power estimates pension contributions based on actuarial data. As of the date of this report, Idaho Power cannot estimate pension contributions beyond 2023 with any level of precision, and amounts through 2023 are estimates only and are subject to change. For more information on pension and postretirement plans, refer to Note 12 – "Benefit Plans" to the consolidated financial statements included in this report.

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

IDACORP has a dividend policy that provides for a target long-term dividend payout ratio of between 50 and 60 percent of sustainable IDACORP earnings, with the flexibility to achieve that payout ratio over time and to adjust the payout ratio or to deviate from the target payout ratio from time to time based on the various factors that drive IDACORP's board of directors' dividend decisions. Notwithstanding the dividend policy adopted by IDACORP's board of directors, the dividends IDACORP pays remain in the discretion of the board of directors who, when evaluating the dividend amount, will continue to take into account the factors above, among others. In September of 2018, 2017, and 2016, IDACORP's board of directors voted to increase the quarterly dividend to $0.63 per share, $0.59 per share, and $0.55 per share of IDACORP common stock, respectively. IDACORP's dividends during 2018 were 53.5 percent of actual 2018 earnings.

For additional information relating to IDACORP and Idaho Power dividends, including restrictions on IDACORP’s and Idaho Power’s payment of dividends, see Note 7 – “Common Stock” to the consolidated financial statements included in this report.

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

Off-Balance Sheet Arrangements

Through a self-bonding mechanism, Idaho Power guarantees its portion of reclamation activities and obligations at BCC, of which IERCo owns a one-third interest. This guarantee, which is renewed annually with the Wyoming Department of Environmental Quality (WDEQ), was $58.4 million at December 31, 2018, representing IERCo's one-third share of BCC's total reclamation obligation of $175.2 million. BCC has a reclamation trust fund set aside specifically for the purpose of paying these reclamation costs. At December 31, 2018, the value of the reclamation trust fund totaled $101.9 million. During 2018, the reclamation trust fund made $6.7 million in distributions for reclamation activity costs associated with the BCC surface mine. BCC periodically assesses the adequacy of the reclamation trust fund and its estimate of future reclamation costs. To ensure that the reclamation trust fund maintains adequate reserves, BCC has the ability to, and does, add a per-ton surcharge to coal sales, all of which are made to the Jim Bridger plant. Because of the existence of the fund and the ability to apply a per-ton surcharge, the estimated fair value of this guarantee is minimal.

REGULATORY MATTERS

Introduction

Idaho Power's regulatory strategy takes into consideration short-term and long-term needs for rate relief and involves several factors that can affect the timing of rate filings. These factors include, among others, in-service dates of major capital investments, the timing and magnitude of changes in major revenue and expense items, and customer growth rates. Idaho Power's most recent general rate cases in Idaho and Oregon were filed during 2011, and Idaho Power filed a large single-issue rate case for the Langley Gulch power plant in Idaho and Oregon in 2012. These significant rate cases resulted in the resetting of base rates in both Idaho and Oregon during 2012. Idaho Power also reset its base-rate power supply expenses in the Idaho jurisdiction for purposes of updating the collection of costs through retail rates in 2014 but without a resulting net increase in rates. Between general rate cases, Idaho Power relies upon customer growth, power cost adjustment mechanisms, tariff riders, and other mechanisms to reduce the impact of regulatory lag, which refers to the period of time between making an investment or incurring an expense and recovering that investment or expense and earning a return. Management's regulatory focus in recent years has been largely on regulatory settlement stipulations and the design of rate mechanisms. Idaho Power continues to assess the need and timing of filing a general rate case in its two retail jurisdictions, based on its consideration of the factors described above, but does not anticipate filing a general rate case in 2019.

Notable Retail Rate Changes in Idaho and Oregon

Included in the table that follows are notable regulatory developments during 2018, 2017, and 2016 that affected Idaho Power's results for the periods. Also refer to Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report for a description of regulatory mechanism and associated orders of the IPUC and OPUC, which should be read in conjunction with the discussion of regulatory matters in this MD&A.

Description	Effective Date	Estimated Annualized Rate Impact (millions)(1)
May 2018 Idaho Tax Reform Settlement Stipulation - Idaho base rates	6/1/2018	$(19)
May 2018 Idaho Tax Reform Settlement Stipulation - Idaho PCA(2)	6/1/2018	(8)
2018 Idaho PCA	6/1/2018	(23)
2018 Idaho FCA	6/1/2018	(19)
Oregon Tax Reform Settlement Stipulation	6/1/2018	(1)
Oregon Valmy Plant Accelerated Depreciation Settlement Stipulation	6/1/2018	2
Oregon Valmy Plant Settlement Stipulation	7/1/2017	1
Idaho Valmy Plant Settlement Stipulation	6/1/2017	13
2017 Idaho PCA(3)	6/1/2017	11
2017 Idaho FCA	6/1/2017	7
2016 Idaho PCA(4)	6/1/2016	17
2016 Idaho FCA	6/1/2016	11

(1) The annual amount collected or refunded in rates is typically not recovered or refunded on a linear basis (i.e., 1/12th per month), and is instead recovered or refunded in proportion to retail sales volumes. The rate changes for the Idaho PCA and FCA are applicable only for one-year periods.

(2) 2018 Idaho PCA rates include $7.8 million decrease for the income tax benefits accrued from January 1 to May 31, 2018, and the income tax benefits related to Idaho Power's OATT rate. See "Income Tax Reform - Regulatory Treatment" below for more information.

(3) 2017 Idaho PCA rates reflect the application of $13.0 million of surplus Idaho energy efficiency rider funds.
(4) 2016 Idaho PCA rates reflect the application of (a) a customer rate credit of $3.2 million for sharing of revenues with customers for the year 2015 under the terms of an October 2014 settlement stipulation and (b) $4.0 million of surplus Idaho energy efficiency rider funds.

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

Valmy Base Rate Adjustment Settlement Stipulations

In May 2017, the IPUC approved a settlement stipulation, effective June 1, 2017, allowing accelerated depreciation and cost recovery for the Valmy Plant. The settlement stipulation provides for an increase in Idaho jurisdictional revenues of $13.3 million per year, and (1) levelized collections and associated cost recovery through December 2028, (2) accelerated depreciation on unit 1 through 2019 and unit 2 through 2025, (3) Idaho Power to use prudent and commercially reasonable efforts to end its participation in the operation of unit 1 by the end of 2019 and unit 2 by the end of 2025, and (4) a filing no later than December 31, 2019 that would include actual and planned incremental investments in unit 2, including updated financial analysis regarding the lowest costs options for unit 2. The costs intended to be recovered by the increased jurisdictional revenues include current investments as of May 31, 2017 in both units, forecasted unit 1 investments from 2017 through 2019, and forecasted decommissioning costs for unit 1 and unit 2, offset by forecasted operation and maintenance costs savings. The settlement stipulation also provides for the regulatory accrual or deferral of the difference between actual revenue requirements and levelized collections, and provides for the regulatory accrual or deferral of the difference between actual costs incurred (including accelerated depreciation expense on unit 1 through 2019 and unit 2 through 2025) compared with costs permitted to be recovered during the cost recovery period specified in the settlement stipulation (including depreciation expense through 2028). If actual costs incurred differ from forecasted amounts included in the settlement stipulation, collection or refund of any differences would be subject to regulatory approval.

In June 2017, the OPUC also approved a settlement stipulation allowing for accelerated depreciation of units 1 and 2 through December 31, 2025, cost recovery of incremental Valmy Plant investments through May 31, 2017, and forecasted decommissioning costs. The settlement stipulation provides for an increase in the Oregon jurisdictional revenue requirement of $1.1 million, effective July 1, 2017, with yearly adjustments, if warranted. As part of the May 2018 Oregon Income Tax Reform Settlement Stipulation described below, the OPUC also deemed prudent Idaho Power's decision to pursue the end of its participation in coal-fired operations of unit 1 by the end of 2019 and approved Idaho Power's request to recover annual incremental accelerated depreciation relating to unit 1, beginning June 1, 2018, and ending December 31, 2019, resulting in a $2.5 million annualized revenue requirement.

Other Notable Regulatory Matters

December 2011 Idaho Earnings Support and Sharing Settlement Stipulation: In December 2011, the IPUC issued an order, separate from the then-pending Idaho general rate case proceeding, approving a settlement stipulation that allowed Idaho Power to, in certain circumstances, amortize additional accumulated deferred investment tax credits (ADITC) if Idaho Power's actual Idaho ROE for 2012, 2013, or 2014 was less than 9.5 percent, to help achieve a 9.5 percent Idaho ROE for the applicable year. Under the December 2011 Idaho Earnings Support and Sharing Settlement Stipulation, when Idaho Power's actual Idaho ROE for any of those years exceeded 10.0 percent, Idaho Power was required to share a portion of its Idaho-jurisdiction earnings with Idaho customers.

October 2014 Idaho Earnings Support and Sharing Settlement Stipulation: In October 2014, the IPUC issued an order approving an extension, with modifications, of the terms of the December 2011 settlement stipulation for the period from 2015 through 2019, or until the terms are otherwise modified or terminated by order of the IPUC or the full $45 million of additional ADITC contemplated by the settlement stipulation has been amortized. The more specific terms and conditions of the October 2014 settlement stipulation are described in Note 3 - "Regulatory Matters - Notable Idaho Regulatory Matters" to the consolidated financial statements included in this report. IDACORP and Idaho Power believe that the terms allowing amortization of additional ADITC in the October 2014 Idaho Earnings Support and Sharing Settlement Stipulation provide the companies with a greater degree of earnings stability than would be possible without the terms of the stipulation in effect. The October 2014 Idaho Earning Support and Sharing Settlement Stipulation was modified and indefinitely extended, as described in "Income Tax Reform - Regulatory Treatment" below.

In 2018, Idaho Power recorded a $5.0 million provision against current revenue for sharing with customers, as its full-year Idaho ROE for 2018 was above 10.0 percent. In both 2017 and 2016, Idaho Power did not record any additional ADITC amortization or any provision for sharing with customers, as its Idaho ROE in both years was between 9.5 percent and 10.0 percent. Accordingly, at December 31, 2018, the full $45 million of additional ADITC remains available for future use under the terms of the October 2014 Idaho Earnings Support and Sharing Settlement Stipulation.

Idaho Power recorded the following for sharing with customers under the December 2011 and October 2014 Idaho Settlement Stipulations (in millions):

Year	Recorded as Refunds to Customers	Recorded as a Pre-tax Charge to Pension Expense	Total
2018	$5.0	$—	$5.0
2017	—	—	—
2016	—	—	—
2015	3.2	—	3.2
2014	8.0	16.7	24.7
2013	7.6	16.5	24.1
2012	7.2	14.6	21.8
2011(1)	27.1	20.3	47.4
Total	$58.1	$68.1	$126.2

(1) The 2011 sharing amounts were recorded pursuant to a regulatory mechanism preceding the December 2011 Idaho Earnings Support and Sharing Settlement Stipulation.

Income Tax Reform - Regulatory Treatment: In December 2017, the Tax Cuts and Jobs Act was signed into law, which, among other things, lowered the corporate federal income tax rate from 35 percent to 21 percent and modified or eliminated certain federal income tax deductions for corporations. In March 2018, Idaho House Bill 463 was signed into law reducing the Idaho state corporate income tax rate from 7.4 percent to 6.925 percent. In January 2018, the IPUC issued an order requiring utilities within its jurisdiction, including Idaho Power, to (1) record a regulatory liability for the estimated Idaho-jurisdictional share of financial benefits after January 1, 2018, from the changes in federal income tax law under the Tax Cuts and Jobs Act, and (2) file a report with the IPUC by March 30, 2018, identifying and quantifying the financial impact of the income tax changes on the utility, along with proposed tariff schedule changes that would adjust the utility's rates and corresponding revenues to reflect the utility's modified federal tax obligations under the Tax Cuts and Jobs Act. The IPUC order required Idaho Power to estimate the income tax reform changes by comparing actual 2017 federal income tax components with what those federal income tax components would have been if the Tax Cuts and Jobs Act had been effective for the full-year 2017.

In March 2018, Idaho Power made a filing with the IPUC providing the results of its pro forma analysis indicating pro forma annual income tax reform expense reductions, composed of a current income tax expense reduction and a deferred income tax expense reduction. In May 2018, the IPUC issued an order approving a settlement stipulation (May 2018 Idaho Tax Reform Settlement Stipulation) related to income tax reform. Beginning June 1, 2018, the settlement stipulation provides an annual (a) $18.7 million reduction to Idaho customer base rates and (b) $7.4 million amortization of existing regulatory deferrals for specified items or future amortization of other existing or future unspecified regulatory deferrals that would otherwise be a future liability recoverable from Idaho customers. Additionally, a one-time benefit of a $7.8 million rate reduction is being provided to Idaho customers through PCA mechanism rates for the period from June 1, 2018 through May 31, 2019, for the income tax reform benefits accrued from January 1, 2018 to May 31, 2018, and the income tax reform benefits related to Idaho Power's OATT rate. The amount provided via the PCA mechanism will decrease to $2.7 million on June 1, 2019, for income tax reform benefits related to Idaho Power's OATT rate and will cease on June 1, 2020, to reflect the impact of a full year of reduced OATT third-party transmission revenues.

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

Also in May 2018, the OPUC issued an order approving a settlement stipulation that provides for an annual $1.5 million reduction to Oregon customer base rates beginning June 1, 2018, through May 31, 2020, related to income tax reform. Unless resolved in a regulatory proceeding before, the settlement stipulation requires Idaho Power to file a deferral request with the OPUC by December 31, 2019, to begin tracking income tax reform benefits beginning January 1, 2020, at which time Idaho Power, the OPUC staff, and other interested parties will discuss the methodology to quantify potential future income tax reform benefits.

For more information on the settlement stipulations and their impacts on results, see Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report.

Customer-Owned Generation Filing: In July 2017, Idaho Power filed an application with the IPUC related to residential and small general service customers who install their own on-site generation, seeking to create two new customer classes, with no request to change pricing or compensation. In May 2018, the IPUC issued an order authorizing the creation of the new customer classes. In October 2018, Idaho Power filed petitions requesting the IPUC open two new proceedings to study the fixed-costs of providing electric service to customers, and to study the costs, benefits, and compensation of net excess energy supplied by customer on-site generation, respectively. In November 2018, the IPUC opened the proceedings. As of the date of this report, Idaho Power and the parties in both proceedings are continuing to determine the procedural and substantive scope for each proceeding.

Western Energy Imbalance Market Costs: Idaho Power's participation in the Western EIM commenced on April 4, 2018. The Western EIM is intended to reduce the power supply costs to serve customers through more efficient dispatch within the hour of a larger and more diverse pool of resources, to integrate intermittent power from renewable generation sources more effectively, and to enhance reliability. Financial benefits or costs resulting from participation in the Western EIM are subject to Idaho Power's PCA mechanism as described in Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report. In January 2017, the IPUC issued an order authorizing deferral accounting treatment for costs associated with joining the Western EIM. In November 2017, Idaho Power filed an application with the IPUC requesting authorization to establish an interim method of recovery for Western EIM-related costs. In July 2018, the IPUC issued an order approving a settlement stipulation that provides for recovery through Idaho Power's PCA mechanism. For more information on the order and its impact on financial results, see Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report.
Deferred (Accrued) Net Power Supply Costs

Deferred (accrued) power supply costs represent certain differences between Idaho Power's actual net power supply costs and the costs included in its retail rates, the latter being based on annual forecasts of power supply costs. Deferred (accrued) power supply costs are recorded on the balance sheets for future recovery (refund) through customer rates. Idaho Power's power cost adjustment mechanisms in its Idaho and Oregon jurisdictions provide for annual adjustments to the rates charged to retail customers. The power cost adjustment mechanisms and associated financial impacts are described in "Results of Operations" in this MD&A and in Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report.

Factors that have influenced power cost adjustment rate changes in recent years include year-to-year volatility in hydroelectric generation conditions, market energy prices and the volume of wholesale energy sales, power purchase costs from renewable energy projects, income tax reform, and revenue sharing under Idaho regulatory settlement stipulations. From year to year, these factors can vary significantly, which can result in significant accruals and deferrals under the power cost adjustment mechanisms. The power cost adjustment rate changes reflected in the table under the heading "Notable Retail Rate Changes in Idaho and Oregon" are illustrative of the volatility of net power supply costs and the impact on power cost adjustment rates.

The following table summarizes the change in deferred (accrued) net power supply costs over the prior two years (in millions):

	Idaho	Oregon	Total
Balance at December 31, 2016	$53.5	$0.4	$53.9
Current period net power supply costs accrued	(14.7)	—	(14.7)
Energy efficiency rider funds transferred to Idaho PCA mechanism	(13.0)	—	(13.0)
Prior amounts recovered through rates	(26.1)	(0.5)	(26.6)
Sulfur Dioxide (SO2) allowance and renewable energy certificate (REC) sales	(2.1)	(0.1)	(2.2)
Interest and other	0.2	0.1	0.3
Balance at December 31, 2017	(2.2)	(0.1)	(2.3)
Current period net power supply costs accrued	(41.5)	—	(41.5)
Tax reform revenue accrual to be refunded through Idaho PCA, net of amounts refunded	(1.9)	—	(1.9)
Western EIM cost recovery to be collected through Idaho PCA	2.2	—	2.2
Prior amounts refunded through rates	4.2	—	4.2
SO2 allowance and REC sales	(2.6)	(0.1)	(2.7)
Interest and other	(0.3)	—	(0.3)
Balance at December 31, 2018	$(42.1)	$(0.2)	$(42.3)

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

Relicensing of Hydroelectric Projects

Overview: Idaho Power, like other utilities that operate non-federal hydroelectric projects on qualified waterways, obtains licenses for its hydroelectric projects from the FERC. These licenses have a term of 30 to 50 years depending on the size, complexity, and cost of the project. The expiration dates for the FERC licenses for each of the facilities are included in Part I - Item 2 - "Properties" in this report. Costs for the relicensing of Idaho Power's hydroelectric projects are recorded in construction work in progress until new multi-year licenses are issued by the FERC, at which time the charges are transferred to electric plant in service. Idaho Power expects to seek recovery of relicensing costs and costs related to a new long-term license through the regulatory process and, in December 2016, submitted a request for a determination of prudence of HCC relicensing costs, which is described below. Relicensing costs of $297 million (including AFUDC) for the HCC, Idaho Power's largest hydroelectric complex and a major relicensing effort, were included in construction work in progress at December 31, 2018. As of the date of this report, the IPUC authorizes Idaho Power to include in its Idaho jurisdiction rates approximately $8.8 million annually of AFUDC relating to the HCC relicensing project. Prior to the May 2018 Tax Reform Settlement Stipulation described in Note 3 - "Regulatory Matters," Idaho Power was collecting $10.7 million annually. Collecting these amounts currently will reduce future collections when the HCC relicensing costs are approved for recovery in base rates. As of December 31, 2018, Idaho Power's regulatory liability for collection of AFUDC relating to the HCC was $135 million. In addition to the discussion below, refer to "Environmental Matters" in this MD&A for a discussion of environmental compliance under FERC licenses for Idaho Power's hydroelectric generating plants.

Hells Canyon Complex: The HCC, located on the Snake River where it forms the border between Idaho and Oregon, provides approximately 68 percent of Idaho Power's hydroelectric generating nameplate capacity and 32 percent of its total generating nameplate capacity. In July 2003, Idaho Power filed an application with the FERC for a new license in anticipation of the July 2005 expiration of the then-existing license. Since the expiration of that license, Idaho Power has been operating the project under annual licenses issued by the FERC. In December 2004, Idaho Power and eleven other parties, including National Marine Fisheries Service (NMFS) and U.S. Fish and Wildlife Service (USFWS), involved in the HCC relicensing process entered into an interim agreement that addresses the effects of the ongoing operations of the HCC on Endangered Species Act (ESA) listed species pending the relicensing of the project. In August 2007, the FERC Staff issued a final environmental impact statement (EIS) for the HCC, which the FERC will use to determine whether, and under what conditions, to issue a new license for the project. The FERC may require an additional, updated EIS prior to the issuance of a new license for the HCC. The purpose of the final EIS is to inform the FERC, federal and state agencies, Native American tribes, and the public about the environmental effects of Idaho Power's operation of the HCC. Certain portions of the final EIS involve issues that may be influenced by water quality certifications for the project under Section 401 of the Clean Water Act (CWA) and formal consultations under the ESA, which remain unresolved.

In connection with its relicensing efforts, Idaho Power has filed water quality certification applications, required under Section 401 of the CWA, with the states of Idaho and Oregon requesting that each state certify that any discharges from the project comply with applicable state water quality standards. Section 401 of the CWA requires that a state either approve or deny a Section 401 water quality certification application within one year of the filing of the application or the state may be considered to have waived its certification authority under the CWA. As a consequence, Idaho Power has been filing and withdrawing its Section 401 certification applications with Oregon and Idaho on an annual basis while it has been working with the states to identify measures that will provide reasonable assurance that discharges from the HCC will adequately address applicable water quality standards. In the 2016 Section 401 certification application process, Oregon required Idaho Power to comply with fish passage and reintroduction conditions. Idaho's water quality certification, however, provides that Idaho Power shall take no action that may result in the reintroduction or establishment of spawning populations of any fish species into Idaho's waters without consultation with and express approval of the State of Idaho. In November 2016, Idaho Power filed a petition with the FERC requesting that the FERC resolve the conflict between Oregon's and Idaho's conditions and declare that the Federal Power Act (FPA) pre-empts the Oregon state law. In January 2017, the FERC issued an order denying Idaho Power’s petition, stating that the petition for a declaratory order was premature, cannot realistically be considered separately from the issue of the states’ certification authority under the CWA Section 401, and raises issues that are beyond the FERC’s authority to decide. In February 2017, Idaho Power sought rehearing before the FERC on the January 2017 order, which the FERC denied. In February 2018, Idaho Power filed an appeal of the FERC's January 2017 order with the D.C. Circuit Court, which is pending.

In April 2017, the governors of Oregon and Idaho jointly requested that Idaho Power withdraw and resubmit its Section 401 certification applications in both states to allow the states additional time to negotiate a potential resolution of the disputed issues. As of June 2018, the states had not resolved their differences, requiring Idaho Power to again withdraw and resubmit its Section 401 certification applications in both states. In December 2018, the states of Idaho and Oregon, along with Idaho Power, reached a proposed settlement that requires Idaho Power to increase the number of Chinook salmon it releases each year through expanded hatchery production. Additionally, Idaho Power is required to fund a total of $12 million of research and water quality improvements in the HCC, over a 20-year period following the issuance of the license. These measures are in exchange for Oregon removing the fish passage requirement from the Oregon 401 certification for at least the first 20 years after final license issuance. Idaho Power estimates that the combined cost of the mandated water quality improvements and expanded hatchery production is $20 million over the term of the new license. Idaho and Oregon draft 401 certifications were released for public comment in December 2018. After the public comment period closes in February 2019, Idaho Power anticipates the states will evaluate the comments and draft final 401 certifications, which must be completed by June 2019 for the current cycle.

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

Idaho Power continues to work with Idaho and Oregon in the development of measures to provide reasonable assurance that any discharges from the HCC will comply with applicable state water quality standards so that appropriate water quality certifications can be issued for the project, and continues to cooperate with the USFWS, NMFS, and the FERC in an effort to address ESA concerns. Idaho Power has begun construction of new aerated runners at the Brownlee project (part of the HCC) at an estimated cost of $59 million. Three of four units were installed by the end of 2018 and Idaho Power plans to install the final unit in 2019. Other measures that have been proposed or considered have included modification of spillways at the three dams in the HCC to address total dissolved gas issues, and upstream watershed improvements or the installation of a temperature control structure to address water temperatures during a small portion of the year. If Idaho Power is required to take these or other additional measures to satisfy relicensing requirements, it could add substantially to project costs.

As of the date of this report, Idaho Power is unable to predict the timing of issuance by the FERC of any license order or the ultimate capital investment and ongoing operating and maintenance costs Idaho Power will incur in complying with any new license. However, as of the date of this report, Idaho Power estimates that the annual costs it will incur to obtain a new long-term license for the HCC, including AFUDC but excluding costs expected to be incurred for complying with the license after issuance, are likely to range from $30 million to $40 million until issuance of the license, which Idaho Power estimates will occur no earlier than 2022. In December 2016, Idaho Power filed an application with the IPUC requesting a determination that Idaho Power's expenditures of $220.8 million through year-end 2015 on relicensing of the HCC were prudently incurred, and thus eligible for future inclusion in retail rates in a future rate proceeding. In December 2017, Idaho Power filed with the IPUC a settlement stipulation signed by Idaho Power, the IPUC Staff, and a third party intervenor recognizing that a total of $216.5 million in expenditures were reasonably incurred, and therefore should be eligible for inclusion in customer rates at a later date. As a result of filing the settlement stipulation, Idaho Power recorded a $5.0 million pre-tax charge in 2017, which included $4.3 million for cost incurred through 2015, as well as $0.7 million related to associated costs incurred in 2016 and 2017. Of the $5.0 million pre-tax charge in 2017, $2.5 million was recorded as Other O&M expense and $2.5 million was recorded as a reduction to AFUDC. In April 2018, the IPUC issued an order approving the settlement stipulation as filed with the IPUC and determined the associated costs to be reasonably and prudently incurred.

Renewable Energy Standards and Contracts

Renewable Portfolio Standards: Many states have enacted legislation that would require electric utilities to obtain a specified percentage of their electricity from renewable sources. These requirements are commonly referred to as a "renewable portfolio standard" or "RPS." However, as of the date of this report no State of Idaho RPS is in effect. Idaho Power will be required to comply with either a five- or ten-percent RPS in Oregon beginning in 2025 (depending on loads at that time), and Idaho Power expects to meet either RPS requirement with RECs obtained from the purchase of energy from the Elkhorn Valley wind project.

Pursuant to an IPUC order, Idaho Power is selling its near-term RECs and returning to customers their share (shared 95 percent with customers in the Idaho jurisdiction) of those proceeds through the PCA. For the years ended December 31, 2018, 2017, and 2016, Idaho Power's REC sales totaled $2.9 million, $2.3 million, and $1.0 million, respectively.

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

Renewable and Other Energy Contracts: Idaho Power has contracts for the purchase of electricity produced by third-party owned generation facilities, most of which produce energy with the use of renewable generation sources such as wind, solar, biomass, small hydroelectric and geothermal. The majority of these contracts are entered into as mandatory purchases under PURPA. As of December 31, 2018, Idaho Power had contracts to purchase energy from 127 on-line PURPA projects. An additional three contracts are with non-PURPA projects, including the Elkhorn Valley wind project with a 101-MW nameplate capacity. The following table sets forth, as of December 31, 2018, the resource type and nameplate capacity of Idaho Power's signed agreements for energy purchases from PURPA and non-PURPA generating facilities. These agreements have original contract terms ranging from one to 35 years.

Resource Type	Total On-line (MW)	Under Contract but not yet On-line (MW)	Total Projects under Contract (MW)
PURPA:
Wind	627	—	627
Solar	290	27	317
Hydroelectric	146	2	148
Other	56	—	56
Total PURPA	1,119	29	1,148
Non-PURPA:
Wind	101	—	101
Geothermal	35	—	35
Total non-PURPA	136	—	136

The projects not yet on-line include one hydroelectric project and five solar projects that are scheduled to be on-line in 2019.

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

Current and future environmental laws and regulations will increase the cost of operating fossil fuel-fired generation plants and constructing new generation and transmission facilities, in large part through the substantial cost of permitting activities and the required installation of additional pollution control devices. In many parts of the United States, some higher-cost, high-emission coal-fired plants have ceased operation or the plant owners have announced a near-term cessation of operation, as the cost of compliance makes the plants uneconomical to operate. The decision to agree to cease operation of the Boardman coal-fired plant, in which Idaho Power owns a 10 percent interest, by the end of 2020, was based in part on the significant future cost of compliance with environmental laws and regulations. The decision to pursue an end to participation in coal-fired operations at the Valmy Plant was also based primarily on the economics of operating the plant. Additionally, in light of the uncertainty resulting from pending environmental regulation and the substantial estimated cost of selective catalytic reduction equipment

(SCR) installation, Idaho Power continues to assess whether to move forward with the installation of SCR on units 1 and 2 at the Jim Bridger power plant. Beyond increasing costs generally, these environmental laws and regulations could affect IDACORP's and Idaho Power's results of operations and financial condition if the costs associated with these environmental requirements and early plant retirements cannot be fully recovered in rates on a timely basis.

Part I, Item 1 - “Business - Utility Operations - Environmental Regulation and Costs” in this report includes a summary of Idaho Power's expected capital and operating expenditures for environmental matters during the period from 2018 to 2020. Given the uncertainty of future environmental regulations and technological advances, Idaho Power is unable to predict its environmental-related expenditures beyond 2020, though they could be substantial. Furthermore, several executive orders issued in 2017 and 2018 concerning environmental regulations, as described below, could result in significant changes in, and uncertainty with respect to, legislation, regulation, and government policy regarding environmental matters. For example, in August 2017, an executive order was issued to accelerate federal agencies' environmental review and permitting for major infrastructure projects. The outcome of federal agencies' review of regulations covered by executive orders is difficult to predict. Changes to or elimination of regulations may lower Idaho Power's costs of operating and maintaining fossil fuel-fired generation plants and transmission lines, due to the reduction of potential environmental infrastructure upgrades or reduction or elimination of permitting requirements. Executive orders resulting in modifications to federal regulations could, on the other hand, be affected by Congressional action and challenged in court. Further, state and local governmental authorities could choose to replace the federal regulations or bolster environmental compliance and enforcement efforts at the local level, and therefore, Idaho Power is uncertain whether and to what extent the orders could affect its operations and environmental-related expenditures. Idaho Power plans to continue to monitor actions associated with or resulting from executive orders.

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

In July 2018, the USFWS and the NMFS issued three proposals to revise ESA regulations (2018 ESA Proposals) related to the process and standards for listing species and designating critical habitat, the process for consultations with federal agencies under Section 7 of the ESA (including the definition of "destructive or adverse modification" of designated critical habitat), and the scope of protection of threatened species. Idaho Power believes that if the 2018 ESA Proposals are promulgated, the regulations could reduce Idaho Power’s obligations for mitigation under the ESA related to various construction and relicensing projects. Furthermore, in November 2018, the U.S. Supreme Court held that an area is eligible for designation as a critical habitat under the ESA only if it is also "habitat" for the species as defined in the statute, which generally means the area can support the species without modification, and as part of the designation, the USFWS must also consider the costs compared to the benefits of such designation. Idaho Power believes this ruling may limit the number of areas designated as critical habit and could also reduce Idaho Power’s obligations for mitigation under the ESA.

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

In June 2017, the Secretary of the Interior issued an order directing the BLM to review the 2015 sage grouse resource management and land use plan revisions and to identify provisions that may require modification or rescission to address energy and other development of public lands. In December 2018, the BLM issued draft resource management plan amendments and a final environmental impact statements to modify the 2015 sage grouse plans to better align the plan with state plans, conservation measures and the Department of the Interior and BLM policy. As of the date of this report, the above lawsuits are stayed as the parties and the courts have agreed that the processes initiated by the BLM may result in further administrative actions that could remove the need for the lawsuits.

ESA Issues Related to Specific Projects:

Hells Canyon Relicensing Project: In 2007, the FERC requested initiation of formal consultation under the ESA with the NMFS and the USFWS regarding potential effects of HCC relicensing on several listed aquatic and terrestrial species. Formal consultation has yet to be initiated and the NMFS and the USFWS continue to gather and consider information relative to the effects of relicensing on relevant ESA listed species. Idaho Power continues to cooperate with the USFWS, the NMFS, and the FERC in an effort to address ESA concerns. In December 2004, Idaho Power and eleven other parties, including NMFS and the USFWS, entered into an interim agreement that addresses the effects of the ongoing operations of the HCC on ESA listed species pending the relicensing of the project. At the conclusion of formal consultation and with the issuance of biological opinions by the NMFS and the USFWS and an operating license by the FERC, Idaho Power may be required to implement additional measures or further modify or adjust operations to comply with Section 7 of the ESA. The issuance of a final biological opinion during 2019 is unlikely.

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

•
extreme weather events, wildfires, drought, and other natural phenomena and natural disasters could increase service interruptions, outages, maintenance costs, system damage, liability, and the need for additional backup systems, and can affect the supply of, and demand for, electricity and natural gas, which may impact the price of those and other commodities;

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

Federal and state regulations pertaining to GHG emissions under the CAA have raised uncertainty about the future viability of fossil fuels, most notably coal, as an economical energy source for new and existing electric generation facilities because many new technologies for reducing CO2 emissions from coal, including carbon capture and storage, are still in the development stage and are not yet proven. Stringent emissions standards could result in significant increases in capital expenditures and operating costs, which may accelerate the retirement of coal-fired units and create power system reliability issues. Some higher-cost, high-emission coal-fired plants have ceased operation or the plant owners have announced a near-term cessation of operation, as the cost of compliance makes the plants uneconomical to operate, particularly in light of continued low natural gas prices that decrease the cost to operate natural gas-fired power plants. As a result, Idaho Power plans to end its participation in coal-fired operations at the Valmy Plant units 1 and 2 in 2019 and 2025, respectively, and to cease coal-fired operations at the Boardman power plant no later than December 31, 2020.

A variety of factors contribute to the financial, regulatory, and logistical uncertainties related to GHG reductions. These include the specific GHG emissions limits imposed, the timing of implementation of these limits, the level of emissions allowances allocated and the level that must be purchased, the purchase price of emissions allowances, the development and commercial availability of technologies for renewable energy and for the reduction of emissions, the degree to which offsets may be used for compliance, provisions for cost containment (if any), the impact on coal and natural gas prices, and the timing and amount of cost recovery through rates. Accordingly, Idaho Power cannot predict the effect on its results of operations, financial condition, or cash flows of any GHG emission or other climate change requirements that may be adopted, although the costs to implement and comply with any such requirements could be substantial. A more detailed discussion of legislative and regulatory developments related to climate change follows.

National GHG Initiatives; Clean Power Plan: The U.S. Environmental Protection Agency (EPA) has been active in the regulation of GHGs. The EPA's endangerment finding in 2009 that GHGs threaten public health and welfare resulted in the enactment of a series of EPA regulations to address GHG emissions.

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

MATS Implementation: The final MATS rule under the CAA, previously referred to as the Utility Maximum Achievable Control Technology Rule, was issued in February 2012. The final rule established emission limits for hazardous air pollutants from new and existing coal-fired and oil-fired steam electric generating units. The MATS rule provided that sources must be in compliance with emission limits by April 2015. Idaho Power and the plant co-owners have installed mercury continuous emission monitoring systems on all of the coal-fired units at the Jim Bridger, Boardman, and North Valmy coal-fired generating plants, along with control technology to reduce mercury, acid gases, and particulate matter emissions for purposes of compliance with the MATS rule. Idaho Power believes that as of the date of this report, the coal-fired plants are in compliance with the MATS rule. Legal challenges relating to the MATS rule, to which Idaho Power is not a party and pursuant to which the EPA is performing a court-mandated cost analysis for the rule, are pending. In August 2018, the EPA began reconsidering the justification behind the MATS rule and reviewing the regulations emissions standards. Idaho Power believes that as of the date of this report, its jointly-owned coal-fired plants are in compliance with the MATS rule, and does not expect the EPA’s review of the MATS rule to have a significant impact on Idaho Power’s operations or financial results.

National Ambient Air Quality Standards: The CAA requires the EPA to set ambient air quality standards for six "criteria" pollutants considered harmful to public health and the environment. These six pollutants are carbon monoxide, lead, ozone, particulate matter, NO2, and SO2. States are then required to develop emission reduction strategies through State Implementation Plans, or SIPs, based on attainment of these ambient air quality standards. Recent developments and pending actions related to certain of those items relevant to Idaho Power include the following:

•	NO2: In 2010, the EPA adopted a new NAAQS for NO2 at a level of 100 parts per billion averaged over a 1-hour period. In connection with the new NAAQS, in February 2012 the EPA issued a final rule designating all of the counties in Idaho, Nevada, Oregon, and Wyoming where Idaho Power owns or has an interest in a natural gas or coal-fired power plant as “unclassifiable/attainment” for NO2. The EPA indicated it would review the designations after 2015, when three years of air quality monitoring data are available, and may formally designate the counties as attainment or non-attainment for NO2. A designation of non-attainment may increase the likelihood that Idaho Power would be required to install costly pollution control technology at one or more of its plants.

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

•
Ozone: In late 2014, the EPA issued a proposed rule that would update the ozone standard under the CAA, from 75 parts per billion over an eight-hour period to 65 to 70 parts per billion over an eight-hour period. In October 2015, the EPA issued a final rule lowering the national ozone standard under the CAA to 70 parts per billion. The EPA stated that the vast majority of U.S. counties will meet the standards by 2025 with federal and state rules and programs now in place or underway. Since January 2018, the EPA has finalized designations for all of the counties in which Idaho Power owns or has an interest in a natural gas or coal-fired power plant and determined that they meet the standard.

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

In December 2009, the WDEQ issued a RH BART permit to PacifiCorp as the operator of the Jim Bridger plant. As part of the WDEQ's long term strategy for regional haze, the permit required that PacifiCorp install SCR equipment for nitrogen oxide (NOx) control at Jim Bridger units 3 and 4 by December 31, 2015 and December 31, 2016, respectively, which has been completed, and submit an application by December 31, 2017 to install add-on NOx controls at Jim Bridger unit 2 by 2021 and unit 1 by 2022, which was submitted in December 2017. Idaho Power is assessing whether to move forward with installation of SCR equipment at units 1 and 2. In November 2010, PacifiCorp and the WDEQ signed a settlement agreement under which PacifiCorp agreed to the timing and nature of the controls. The settlement agreement was conditioned on the EPA ultimately approving those portions of the Wyoming regional haze SIP that are consistent with the terms of the settlement agreement. In January 2014, the EPA approved Wyoming's regional haze SIP as to the Jim Bridger plant, with the NOx control compliance dates set forth in the settlement agreement. Several interested parties have appealed the EPA's decisions on Wyoming's regional haze SIP on various grounds. Idaho Power has not appealed the EPA's decisions but has intervened in the proceedings to participate if and to the extent the Jim Bridger plant could be affected.

Clean Water Act Matters

Definition of “Waters of the United States” Under the CWA: On August 28, 2015, the EPA's and U.S. Army Corps of Engineers' final rule defining the phrase "waters of the United States" under the CWA became effective (WOTUS Rule). Idaho Power believes that the final rule potentially expanded federal jurisdiction under the CWA beyond traditional navigable waters, interstate waters, territorial seas, tributaries, and adjacent wetlands, to a number of other waters, including waters with a "significant nexus" to those traditional waters. The WOTUS Rule was widely challenged in both federal district and circuit courts. The State of Idaho, and several other parties, challenged the rule in North Dakota federal court. That court held that it had jurisdiction and enjoined the implementation of the WOTUS Rule. In February 2017, President Trump issued an executive order directing the EPA and the U.S. Army Corps of Engineers to rescind the WOTUS Rule. In July 2017, the EPA and the U.S. Army Corps of Engineers issued a notice of their intent to rescind and replace the definition of "waters of the United States" under the CWA, which Idaho Power expects would reduce the number of waters in Idaho Power's service area subject to the WOTUS Rule. In November 2017, the EPA issued a notice that it will delay the effectiveness of the WOTUS Rule until 2020 while the U.S. Army Corps of Engineers considers a replacement rule. In January 2018, the U.S. Supreme Court issued a unanimous ruling that challenges to the WOTUS Rule must begin with the federal district courts, effectively negating a nationwide stay issued by the Sixth Circuit in 2016. However, because the State of Idaho remains a party to the federal court action in North Dakota, that court’s enjoinder remains in effect, meaning the WOTUS Rule currently does not apply to actions brought in Idaho. In July 2018, the EPA and the U.S. Army Corps of Engineers issued a supplemental notice seeking additional comment on their 2017 proposal to repeal the definition of the term WOTUS Rule under the CWA. In August 2018, the U.S. District Court for the District of South Carolina issued a nationwide injunction on the EPA’s suspension of the WOTUS Rule, resulting in the WOTUS Rule taking effect in twenty-two states and Washington D.C. The WOTUS Rule does not currently apply in twenty-eight states, including Idaho, and litigation over both the WOTUS Rule and the EPA’s suspension of the WOTUS Rule continues. In December 2018, the EPA and U.S. Army Corps of Engineers proposed a rule to significantly limit the definition of "waters of the United States" under the CWA.

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

Review of Federal Coal Leases

In January 2016, the Secretary of the U.S. Department of the Interior issued an order directing the BLM to prepare a Programmatic Environmental Impact Statement (PEIS) to analyze potential reforms to the federal coal lease program and placed a moratorium on new federal coal leasing, with limited exceptions, pending completion of the PEIS. In January 2017, the Secretary of the Department of the Interior ordered a cessation of all work on the PEIS and in March 2017 lifted the moratorium on new federal coal leases. As of the date of this report, Idaho Power believes that BCC has adequate reserves under existing leases to satisfy its coal delivery obligations to the Jim Bridger plant during the term of the existing coal supply contract through 2024, and that the Jim Bridger plant will otherwise have access to sufficient coal supplies for its operation for the foreseeable future. However, the lifting of the moratorium could increase the availability of BCC's coal resources and lower the cost of leases for those coal resources.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

When preparing financial statements in accordance with the accounting principles generally accepted in the United States of America (GAAP), IDACORP’s and Idaho Power’s management must apply accounting policies and make estimates that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. These estimates often involve judgment about factors that are difficult to predict and are beyond management’s control. Management adjusts these estimates based on historical experience and on other assumptions and factors that are believed to be reasonable under the circumstances. Actual amounts could materially differ from the estimates. Management believes the accounting policies and estimates discussed below are the most critical to the portrayal of their financial condition and results of operations and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

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

Idaho Power has determined that it meets these conditions, and its financial statements reflect the effects of the different rate-making principles followed by the jurisdictions regulating Idaho Power. The primary effect of this policy is that Idaho Power had recorded approximately $1.2 billion of regulatory assets and $0.8 billion of regulatory liabilities at December 31, 2018.

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

Idaho Power records deferred income taxes related to its plant assets for the difference between income tax depreciation and book depreciation used for financial statement purposes. Deferred income taxes for other items are recorded for the temporary differences between the income tax and financial accounting treatment of such items. Unless contrary to applicable income tax guidance, deferred income taxes are not recorded for those income tax temporary differences where the prescribed regulatory accounting methods, or flow-through, direct Idaho Power to recognize the tax impacts currently for rate making and financial reporting.

Refer to Note 1 - “Summary of Significant Accounting Policies” and Note 2 - “Income Taxes” to the consolidated financial statements included in this report for additional information relating to income taxes.

Pension and Other Postretirement Benefits

Idaho Power maintains a tax-qualified, noncontributory defined benefit pension plan covering most employees, and two unfunded nonqualified deferred compensation plan for certain senior management employees and directors called the Security Plan for Senior Management Employees I and Security Plan for Senior Management Employees II (together, SMSP), and a postretirement benefit plan (consisting of health care and death benefits).

The costs IDACORP and Idaho Power record for these plans depend on the provisions of the plans, changing employee demographics, actual returns on plan assets, and several assumptions used in the actuarial valuations from which the expense is derived. The key actuarial assumptions that affect expense are the expected long-term return on plan assets and the discount rate used in determining future benefit obligations. Management evaluates the actuarial assumptions on an annual basis, taking into account changes in market conditions, trends, and future expectations. Estimates of future capital markets performance, changes in interest rates, and other factors used to develop the actuarial assumptions are uncertain, and actual results could vary significantly from the estimates.

The assumed discount rate is based on reviews of market yields on high-quality corporate debt. Specifically, IDACORP and Idaho Power determined the discount rate for each plan through the construction of hypothetical portfolios of bonds selected from high-quality corporate bonds available as of December 31, 2018, with maturities matching the projected cash outflows of the plans. Based on the results of this analysis, the discount rate used to calculate the 2019 pension expense will be increased to 4.55 percent from the 3.95 percent used in 2018.

Rate-of-return projections for plan assets are based on historical risk/return relationships among asset classes. The primary measure is the historical risk premium each asset class has delivered versus the yield on the Moody's AA Corporate Bond Index. This historical risk premium is then added to the current yield on the Moody's AA Corporate Bond Index, and Idaho Power believes the result provides a reasonable prediction of future investment performance. Additional analysis is performed to measure the expected range of returns, as well as worst-case and best-case scenarios. Based on the current interest rate environment, current rate-of-return expectations are lower than the nominal returns generated over the past 20 years when interest rates were generally much higher. The long-term rate of return used to calculate the 2019 pension expense will be 7.5 percent, the same assumption as was used for 2018.

Gross net periodic pension and other postretirement benefit cost for these plans totaled $51.2 million, $50.4 million, and $51.8 million for the years ended December 31, 2018, 2017, and 2016, respectively, including amounts deferred as regulatory assets (see discussion below) and amounts allocated to capitalized labor. For 2019, gross pension and other postretirement benefit costs are expected to total approximately $51.4 million, which takes into account the change in the discount rate noted above.

Had different actuarial assumptions been used, pension expense could have varied significantly. The following table reflects the sensitivities associated with changes in the discount rate and rate-of-return on plan assets actuarial assumptions on historical and future pension and postretirement expense:

	Discount rate		Rate of return
	2019	2018	2019	2018
	(millions of dollars)
Effect of 0.5% rate increase on net periodic benefit cost	$(7.0)	$(7.9)	$(3.5)	$(3.7)
Effect of 0.5% rate decrease on net periodic benefit cost	7.8	8.8	3.4	3.6

Additionally, a 0.5 percent increase in the plans' discount rates would have resulted in a $76.2 million decrease in the combined benefit obligations of the plans as of December 31, 2018. A 0.5 percent decrease in the plans' discount rates would have resulted in an $85.7 million increase in the combined benefit obligations of the plans as of December 31, 2018.

The IPUC has authorized Idaho Power to account for its defined benefit pension plan expense on a cash basis, and to defer and account for accrued pension expense as a regulatory asset. The IPUC acknowledged that it is appropriate for Idaho Power to seek recovery in its revenue requirement of reasonable and prudently incurred pension expense based on actual cash contributions. In 2007, Idaho Power began deferring pension expense to a regulatory asset account to be matched with revenue when future pension contributions are recovered through rates. At December 31, 2018, a total of $148 million of expense was deferred as a regulatory asset. Approximately $23 million is expected to be deferred in 2019. Idaho Power recorded pension expense on its consolidated statements of income related to its tax-qualified defined benefit pension plan of approximately $19 million in 2018, 2017, and 2016.

Refer to Note 12 – “Benefit Plans” to the consolidated financial statements included in this report for additional information relating to pension and postretirement benefit plans.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For a listing of new and recently adopted accounting standards, see Note 1 - "Summary of Significant Accounting Policies" to the notes to the consolidated financial statements included in this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IDACORP and Idaho Power are exposed to market risks, including changes in interest rates, changes in commodity prices, credit risk, and equity price risk. The following discussion summarizes these risks and the financial instruments, derivative instruments, and derivative commodity instruments sensitive to changes in interest rates, commodity prices, and equity prices that were held at December 31, 2018. IDACORP and Idaho Power have not entered into any of these market-risk-sensitive instruments for trading purposes.

Interest Rate Risk

IDACORP and Idaho Power manage interest expense and short- and long-term liquidity through a combination of fixed rate and variable rate debt. Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly-rated financial institutions may be used to achieve the desired combination.

Variable Rate Debt: As of December 31, 2018, IDACORP and Idaho Power had no net floating rate debt, as the carrying value of short-term investments exceeded the carrying value of outstanding variable-rate debt.

Fixed Rate Debt: As of December 31, 2018, both IDACORP and Idaho Power had $1.8 billion in fixed rate debt, with a fair market value of approximately $1.9 billion. These instruments are fixed rate and, therefore, do not expose the companies to a loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $276.8 million if market interest rates were to decline by one percentage point from their December 31, 2018, levels.

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

The primary objectives of Idaho Power’s energy purchase and sale activity are to meet the demand of retail electric customers, to maintain appropriate physical reserves to ensure reliability, and to make economic use of temporary surpluses that may develop. Idaho Power has adopted a risk management program, which has been reviewed and accepted by the IPUC, designed to reduce exposure to power supply cost-related uncertainty, further mitigating commodity price risk. Idaho Power’s Energy Risk Management Policy (Policy) and associated standards implementing the Policy describe a collaborative process with customers and regulators via a committee called the Customer Advisory Group (CAG). The Risk Management Committee (RMC), comprises selected Idaho Power officers and other senior staff, oversees the risk management program. The RMC is responsible for communicating the status of risk management activities to the Idaho Power Board of Directors and to the CAG, and Idaho Power’s Audit Committee is responsible for approving the Policy and associated standards. The RMC is also responsible for conducting an ongoing general assessment of the appropriateness of Idaho Power’s strategies for energy risk management activities. In its risk management process, Idaho Power considers both demand-side and supply-side options consistent with its IRP. The primary tools for risk mitigation are physical and financial forward power transactions and fueling alternatives for utility-owned generation resources. Idaho Power only engages in a nominal amount of trading activity for non-retail purposes.

The Policy and associated standards require monitoring monthly volumetric electricity position and total monthly dollar (net power supply cost) exposure on a rolling 18-month forward view. The power supply business unit produces and evaluates projections of the operating plan based on factors such as forecasted resource availability, stream flows, and load, and orders risk mitigating actions, including resource optimization and hedging strategies, dictated by the limits stated in the Policy to bring exposures within pre-established risk guidelines. The RMC evaluates the actions initiated by the power supply unit for consistency and compliance with the Policy and associated standards. Idaho Power representatives meet with the CAG at least annually to assess effectiveness of the limits. Changes to the limits can be endorsed by the CAG and referred to the board of directors for approval.

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

The use of performance assurance collateral in the form of cash, letters of credit, or guarantees is common industry practice. Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties. As of December 31, 2018, Idaho Power had no performance assurance collateral posted related to these contracts. Should Idaho Power experience a reduction in its credit rating on Idaho Power’s unsecured debt to below investment grade, Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral. Counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions. Based upon Idaho Power’s energy and fuel portfolio and market conditions as of December 31, 2018, the amount of collateral that could be requested upon a downgrade to below investment grade was approximately $10.5 million. To minimize capital requirements, Idaho Power actively monitors the portfolio exposure and the potential exposure to additional requests for performance assurance collateral calls through sensitivity analysis.

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

Equity Price Risk

IDACORP is exposed to price fluctuations in equity markets, primarily through Idaho Power's defined benefit pension plan assets, a mine reclamation trust fund owned by an equity-method investment of Idaho Power, and other equity security investments at Idaho Power. The equity securities held by the pension plan and in such accounts are diversified to achieve broad market participation and reduce the impact of any single investment, sector, or geographic region. Idaho Power has established asset allocation targets for the pension plan holdings, which are described in Note 12 - "Benefit Plans" to the consolidated financial statements included in this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

IDACORP, Inc.
Consolidated Statements of Income

	Year Ended December 31,
	2018	2017	2016
	(thousands of dollars except for per share amounts)
Operating Revenues:
Electric utility revenues	$1,366,582	$1,344,893	$1,259,353
Other	4,170	4,593	2,667
Total operating revenues	1,370,752	1,349,486	1,262,020

Operating Expenses:
Electric utility:
Purchased power	293,814	248,950	245,764
Fuel expense	133,198	145,829	179,491
Power cost adjustment	42,106	52,024	(5,330)
Other operations and maintenance	364,456	346,695	349,290
Energy efficiency programs	35,703	39,241	33,754
Depreciation	165,190	162,091	143,661
Taxes other than income taxes	34,792	34,089	32,823
Total electric utility expenses	1,069,259	1,028,919	979,453
Other	4,571	5,022	(1,015)
Total operating expenses	1,073,830	1,033,941	978,438
Operating Income	296,922	315,545	283,582
Allowance for Equity Funds Used During Construction	24,353	20,784	22,031
Earnings of Unconsolidated Equity-Method Investments	12,449	11,374	12,871
Other Expense, Net	(2,867)	(2,109)	(1,932)
Interest Expense:
Interest on long-term debt	84,408	81,198	81,956
Other interest	11,691	11,242	10,273
Allowance for borrowed funds used during construction	(10,151)	(8,694)	(10,194)
Total interest expense, net	85,948	83,746	82,035
Income Before Income Taxes	244,909	261,848	234,517
Income Tax Expense	17,386	48,660	36,429
Net Income	227,523	213,188	198,088
Adjustment for (income) loss attributable to noncontrolling interests	(722)	(769)	200
Net Income Attributable to IDACORP, Inc.	$226,801	$212,419	$198,288
Weighted Average Common Shares Outstanding - Basic (000’s)	50,432	50,361	50,298
Weighted Average Common Shares Outstanding - Diluted (000’s)	50,510	50,424	50,373
Earnings Per Share of Common Stock:
Earnings Attributable to IDACORP, Inc. - Basic	$4.50	$4.22	$3.94
Earnings Attributable to IDACORP, Inc. - Diluted	$4.49	$4.21	$3.94

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2018	2017	2016
	(thousands of dollars)

Net Income	$227,523	$213,188	$198,088
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $2,815, $(1,555), and $253	8,120	(5,990)	394
Total Comprehensive Income	235,643	207,198	198,482
Comprehensive (income) loss attributable to noncontrolling interests	(722)	(769)	200
Comprehensive Income Attributable to IDACORP, Inc.	$234,921	$206,429	$198,682

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Balance Sheets

	December 31,
	2018	2017
	(in thousands)
Assets

Current Assets:
Cash and cash equivalents	$267,492	$76,649
Receivables:
Customer (net of allowance of $1,725 and $2,013, respectively)	77,178	75,249
Other (net of allowance of $264 and $180, respectively)	7,476	30,438
Income taxes receivable	4,356	8,147
Accrued unbilled revenues	69,318	75,120
Materials and supplies (at average cost)	54,987	55,745
Fuel stock (at average cost)	47,979	56,638
Prepayments	16,492	16,984
Current regulatory assets	48,707	48,613
Other	3,655	18
Total current assets	597,640	443,601

Investments	101,178	115,698

Property, Plant and Equipment:
Utility plant in service	6,103,856	5,906,162
Accumulated provision for depreciation	(2,210,781)	(2,098,274)
Utility plant in service - net	3,893,075	3,807,888
Construction work in progress	480,259	452,424
Utility plant held for future use	4,751	8,075
Other property, net of accumulated depreciation	17,650	15,488
Property, plant and equipment - net	4,395,735	4,283,875

Other Assets:
Company-owned life insurance	59,852	59,323
Regulatory assets	1,165,467	1,083,483
Other	62,882	59,425
Total other assets	1,288,201	1,202,231

Total	$6,382,754	$6,045,405

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Balance Sheets

	December 31,
	2018	2017
	(in thousands)
Liabilities and Equity

Current Liabilities:
Accounts payable	$110,824	$90,277
Taxes accrued	12,009	11,075
Interest accrued	23,622	22,379
Accrued compensation	55,121	47,018
Current regulatory liabilities	25,883	1,404
Advances from customers	20,037	18,414
Other	11,096	10,182
Total current liabilities	258,592	200,749

Other Liabilities:
Deferred income taxes	699,878	660,940
Regulatory liabilities	738,994	698,044
Pension and other postretirement benefits	431,475	438,869
Other	43,216	44,566
Total other liabilities	1,913,563	1,842,419

Long-Term Debt	1,834,788	1,746,123

Commitments and Contingencies

Equity:
IDACORP, Inc. shareholders’ equity:
Common stock, no par value (120,000 shares authorized; shares issued 50,420)	863,593	857,207
Retained earnings	1,531,543	1,426,528
Accumulated other comprehensive loss	(22,844)	(30,964)
Treasury stock (27 and 28 shares at cost, respectively)	(1,932)	(1,386)
Total IDACORP, Inc. shareholders’ equity	2,370,360	2,251,385
Noncontrolling interests	5,451	4,729
Total equity	2,375,811	2,256,114

Total	$6,382,754	$6,045,405

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2018	2017	2016
	(thousands of dollars)
Operating Activities:
Net income	$227,523	$213,188	$198,088
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	169,120	165,933	147,294
Deferred income taxes and investment tax credits	11,292	33,245	35,732
Changes in regulatory assets and liabilities	48,392	57,131	(5,650)
Pension and postretirement benefit plan expense	32,256	28,911	29,581
Contributions to pension and postretirement benefit plans	(45,899)	(46,589)	(45,301)
Earnings of unconsolidated equity-method investments	(12,449)	(11,374)	(12,871)
Distributions from unconsolidated equity-method investments	31,115	24,975	25,641
Allowance for equity funds used during construction	(24,353)	(20,784)	(22,031)
Gain on sale of investments and assets	(155)	(131)	(103)
Other non-cash adjustments to net income, net	9,152	8,454	5,108
Change in:
Accounts receivable	729	1,045	(6,315)
Accounts payable and other accrued liabilities	29,666	(17,208)	13,300
Taxes accrued/receivable	4,725	4,361	662
Other current assets	12,707	2,814	(10,887)
Other current liabilities	6,848	1,017	(3,283)
Other assets	(7,488)	(8,734)	(3,764)
Other liabilities	(1,555)	(1,093)	(1,006)
Net cash provided by operating activities	491,626	435,161	344,195
Investing Activities:
Additions to property, plant and equipment	(277,853)	(285,488)	(296,950)
Payments received from transmission project joint funding partners	21,587	6,074	7,586
Purchase of available-for-sale securities	(11,390)	(11,356)	(14,917)
Proceeds from sale of available-for-sale securities	5,007	4,989	15,693
Purchase of life insurance investment	—	—	(10,000)
Other	4,472	5,340	4,655
Net cash used in investing activities	(258,177)	(280,441)	(293,933)
Financing Activities:
Issuance of long-term debt	220,000	—	120,000
Retirement of long-term debt	(130,000)	(1,064)	(101,064)
Dividends on common stock	(121,421)	(113,127)	(104,984)
Net change in short-term borrowings	—	(21,800)	1,800
Acquisition of treasury stock	(3,614)	(3,212)	(3,329)
Make-whole premium on retirement of long-term debt	(4,607)	—	(13,895)
Other	(2,964)	(348)	(2,112)
Net cash used in financing activities	(42,606)	(139,551)	(103,584)
Net increase (decrease) in cash and cash equivalents	190,843	15,169	(53,322)
Cash and cash equivalents at beginning of the year	76,649	61,480	114,802
Cash and cash equivalents at end of the year	$267,492	$76,649	$61,480
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Income taxes	$5,272	$14,742	$3,302
Interest (net of amount capitalized)	$80,951	$80,004	$78,334
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$29,528	$33,220	$34,603

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Statements of Equity

	Year Ended December 31,
	2018	2017	2016
	(thousands of dollars)
Common Stock:
Balance at beginning of year	$857,207	$851,833	$849,112
Cumulative effect of change in accounting principle	—	—	234
Share-based compensation expense	9,362	7,384	5,561
Treasury shares issued	(3,068)	(2,069)	(3,143)
Other	92	59	69
Balance at end of year	863,593	857,207	851,833

Retained Earnings:
Balance at beginning of year	1,426,528	1,323,198	1,230,105
Cumulative effect of change in accounting principle	—	4,092	(234)
Net income attributable to IDACORP, Inc.	226,801	212,419	198,288
Common stock dividends ($2.40, $2.24, and $2.08 per share, respectively)	(121,786)	(113,181)	(104,961)
Balance at end of year	1,531,543	1,426,528	1,323,198

Accumulated Other Comprehensive (Loss) Income:
Balance at beginning of year	(30,964)	(20,882)	(21,276)
Cumulative effect of change in accounting principle	—	(4,092)	—
Unfunded pension liability adjustment (net of tax)	8,120	(5,990)	394
Balance at end of year	(22,844)	(30,964)	(20,882)

Treasury Stock:
Balance at beginning of year	(1,386)	(243)	(57)
Issued	3,068	2,069	3,143
Acquired	(3,614)	(3,212)	(3,329)
Balance at end of year	(1,932)	(1,386)	(243)

Total IDACORP, Inc. shareholders’ equity at end of year	2,370,360	2,251,385	2,153,906

Noncontrolling Interests:
Balance at beginning of year	4,729	3,960	4,160
Net income (loss) attributable to noncontrolling interests	722	769	(200)
Balance at end of year	5,451	4,729	3,960

Total equity at end of year	$2,375,811	$2,256,114	$2,157,866

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Statements of Income

	Year Ended December 31,
	2018	2017	2016
	(thousands of dollars)

Operating Revenues	$1,366,582	$1,344,893	$1,259,353

Operating Expenses:
Operation:
Purchased power	293,814	248,950	245,764
Fuel expense	133,198	145,829	179,491
Power cost adjustment	42,106	52,024	(5,330)
Other operations and maintenance	364,456	346,695	349,290
Energy efficiency programs	35,703	39,241	33,754
Depreciation	165,190	162,091	143,661
Taxes other than income taxes	34,792	34,089	32,823
Total operating expenses	1,069,259	1,028,919	979,453

Income from Operations	297,323	315,974	279,900

Other Income (Expense):
Allowance for equity funds used during construction	24,353	20,784	22,031
Earnings of unconsolidated equity-method investments	10,712	9,267	10,855
Other expense, net	(5,851)	(4,756)	(4,547)
Total other income	29,214	25,295	28,339

Interest Charges:
Interest on long-term debt	84,408	81,198	81,956
Other interest	11,634	11,156	10,050
Allowance for borrowed funds used during construction	(10,151)	(8,694)	(10,194)
Total interest charges	85,891	83,660	81,812

Income Before Income Taxes	240,646	257,609	226,427

Income Tax Expense	18,312	51,262	37,185

Net Income	$222,334	$206,347	$189,242

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2018	2017	2016
	(thousands of dollars)

Net Income	$222,334	$206,347	$189,242
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $2,815, $(1,555), and $253	8,120	(5,990)	394
Total Comprehensive Income	$230,454	$200,357	$189,636

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Balance Sheets

	December 31,
	2018	2017
	(in thousands)
Assets

Electric Plant:
In service (at original cost)	$6,103,856	$5,906,162
Accumulated provision for depreciation	(2,210,781)	(2,098,274)
In service - net	3,893,075	3,807,888
Construction work in progress	480,259	452,424
Held for future use	4,751	8,075
Electric plant - net	4,378,085	4,268,387

Investments and Other Property	90,019	99,904

Current Assets:
Cash and cash equivalents	165,460	44,646
Receivables:
Customer (net of allowance of $1,725 and $2,013, respectively)	77,178	75,249
Other (net of allowance of $264 and $180, respectively)	7,206	30,274
Income taxes receivable	11,829	26,492
Accrued unbilled revenues	69,318	75,120
Materials and supplies (at average cost)	54,987	55,745
Fuel stock (at average cost)	47,979	56,638
Prepayments	16,374	16,866
Current regulatory assets	48,707	48,613
Other	3,655	18
Total current assets	502,693	429,661

Deferred Debits:
Company-owned life insurance	59,852	59,323
Regulatory assets	1,165,467	1,083,483
Other	58,284	54,677
Total deferred debits	1,283,603	1,197,483

Total	$6,254,400	$5,995,435

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Balance Sheets

	December 31,
	2018	2017
	(in thousands)
Capitalization and Liabilities

Capitalization:
Common stock equity:
Common stock, $2.50 par value (50,000 shares authorized; 39,151 shares outstanding)	$97,877	$97,877
Premium on capital stock	712,258	712,258
Capital stock expense	(2,097)	(2,097)
Retained earnings	1,409,245	1,308,702
Accumulated other comprehensive loss	(22,844)	(30,964)
Total common stock equity	2,194,439	2,085,776
Long-term debt	1,834,788	1,746,123
Total capitalization	4,029,227	3,831,899

Current Liabilities:
Accounts payable	110,597	89,978
Accounts payable to affiliates	2,088	57,562
Taxes accrued	11,750	10,904
Interest accrued	23,622	22,379
Accrued compensation	54,910	46,832
Current regulatory liabilities	25,883	1,404
Advances from customers	20,037	18,414
Other	10,198	9,556
Total current liabilities	259,085	257,029

Deferred Credits:
Deferred income taxes	753,239	725,942
Regulatory liabilities	738,994	698,044
Pension and other postretirement benefits	431,475	438,869
Other	42,380	43,652
Total deferred credits	1,966,088	1,906,507

Commitments and Contingencies

Total	$6,254,400	$5,995,435

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2018	2017	2016
	(thousands of dollars)
Operating Activities:
Net income	$222,334	$206,347	$189,242
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	168,519	165,337	146,694
Deferred income taxes and investment tax credits	(2,272)	(10,875)	25,780
Changes in regulatory assets and liabilities	48,392	57,131	(5,651)
Pension and postretirement benefit plan expense	32,240	28,894	29,597
Contributions to pension and postretirement benefit plans	(45,883)	(46,573)	(45,317)
Earnings of unconsolidated equity-method investments	(10,712)	(9,267)	(10,855)
Distributions from unconsolidated equity-method investments	29,400	23,000	23,716
Allowance for equity funds used during construction	(24,353)	(20,784)	(22,031)
Gain on sale of investments and assets	(155)	(131)	(103)
Other non-cash adjustments to net income, net	(210)	1,069	(454)
Change in:
Accounts receivable	633	(5,282)	(54)
Accounts payable	(25,532)	38,111	13,308
Taxes accrued/receivable	15,509	(3,601)	(17,299)
Other current assets	12,707	2,812	(10,902)
Other current liabilities	6,822	996	(3,322)
Other assets	(7,488)	(8,734)	(3,764)
Other liabilities	(1,476)	(967)	(829)
Net cash provided by operating activities	418,475	417,483	307,756
Investing Activities:
Additions to utility plant	(277,823)	(285,471)	(296,948)
Payments received from transmission project joint funding partners	21,587	6,074	7,586
Purchase of available-for-sale securities	(11,390)	(11,356)	(14,917)
Proceeds from the sale of available-for-sale securities	5,007	4,989	15,693
Purchase of life insurance investment	—	—	(10,000)
Other	4,320	5,176	4,511
Net cash used in investing activities	(258,299)	(280,588)	(294,075)
Financing Activities:
Issuance of long-term debt	220,000	—	120,000
Retirement of long-term debt	(130,000)	(1,064)	(101,064)
Dividends on common stock	(121,791)	(113,284)	(105,121)
Net change in short term borrowings	—	(21,800)	21,800
Make-whole premium on retirement of long-term debt	(4,607)	—	(13,895)
Other	(2,964)	(241)	(2,017)
Net cash used in financing activities	(39,362)	(136,389)	(80,297)
Net increase (decrease) in cash and cash equivalents	120,814	506	(66,616)
Cash and cash equivalents at beginning of the year	44,646	44,140	110,756
Cash and cash equivalents at end of the year	$165,460	$44,646	$44,140
Supplemental Disclosure of Cash Flow Information:
Cash paid to IDACORP related to income taxes	$63,914	$12,444	$29,341
Cash paid for interest (net of amount capitalized)	$80,894	$79,918	$78,111
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$29,528	$33,220	$34,603

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Statements of Retained Earnings

	Year Ended December 31,
	2018	2017	2016
	(thousands of dollars)

Retained Earnings, Beginning of Year	$1,308,702	$1,211,547	$1,127,426
Net Income	222,334	206,347	189,242
Dividends on Common Stock	(121,791)	(113,284)	(105,121)
Cumulative Effect of Change in Accounting Principle	—	4,092	—
Retained Earnings, End of Year	$1,409,245	$1,308,702	$1,211,547

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

IDACORP’s other notable wholly-owned subsidiaries include IDACORP Financial Services, Inc. (IFS), an investor in affordable housing and other real estate investments, and Ida-West Energy Company (Ida-West), an operator of small hydroelectric generation projects that satisfy the requirements of the Public Utility Regulatory Policies Act of 1978 (PURPA).

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

IDACORP also consolidates one variable interest entity (VIE), Marysville Hydro Partners (Marysville), which is a joint venture owned 50 percent by Ida-West and 50 percent by Environmental Energy Company (EEC). At December 31, 2018, Marysville had approximately $18 million of assets, primarily a hydroelectric plant, and approximately $8 million of intercompany long-term debt, which is eliminated in consolidation. EEC has borrowed amounts from Ida-West to fund a portion of its required capital contributions to Marysville. The loans are payable from EEC’s share of distributions from Marysville and are secured by the stock of EEC and EEC’s interest in Marysville. Ida-West is identified as the primary beneficiary because the combination of its ownership interest in the joint venture with the intercompany note and the EEC note result in Ida-West's ability to control the activities of the joint venture. Creditors of Marysville have no recourse to the general credit of IDACORP and there are no other arrangements that could require IDACORP to provide financial support to Marysville or expose IDACORP to losses.

The BCC joint venture is also a VIE, but because the power to direct the activities that most significantly impact the economic performance of BCC is shared with the joint venture partner, Idaho Power is not the primary beneficiary. The carrying value of BCC was $49.9 million at December 31, 2018, and Idaho Power's maximum exposure to loss is the carrying value, any additional future contributions to BCC, and a $58.4 million guarantee for mine reclamation costs, which is discussed further in Note 10 - "Commitments."

IFS's affordable housing limited partnership and other real estate investments are also VIEs for which IDACORP is not the primary beneficiary. IFS's limited partnership interests range from 4 to 99 percent and were acquired between 1996 and 2010. As a limited partner, IFS does not control these entities and they are not consolidated. IFS’s maximum exposure to loss in these developments is limited to its net carrying value, which was $3.4 million at December 31, 2018.
Ida-West's other investments in PURPA facilities, BCC, and IFS's investments are accounted for under the equity method of accounting (see Note 15 - "Investments").

Except for amounts related to sales of electricity by Ida-West's PURPA projects to Idaho Power, all intercompany transactions and balances have been eliminated in consolidation.

The accompanying consolidated financial statements include Idaho Power's proportionate share of utility plant and related operations resulting from its interests in jointly-owned plants (see Note 13 - "Property, Plant and Equipment and Jointly-Owned Projects").

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

Receivables and Allowance for Uncollectible Accounts

Customer receivables are recorded at the invoiced amounts and do not bear interest. A late payment fee of one percent per month may be assessed on account balances after 30 days. An allowance is recorded for potential uncollectible accounts. The allowance is reviewed periodically and adjusted based upon a combination of historical write-off experience, aging of accounts receivable, and an analysis of specific customer accounts. Adjustments are charged to income. Customer accounts receivable balances that remain outstanding after reasonable collection efforts are written off.

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

There were no impaired receivables without related allowances at December 31, 2018 and 2017. Once a receivable is determined to be impaired, any further interest income recognized is fully reserved.

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

Revenues

On January 1, 2018, IDACORP and Idaho Power adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). The adoption did not change the timing or amounts of revenue recognized by IDACORP or Idaho Power. Operating revenues are generally recorded when service is rendered or energy is delivered to customers. Idaho Power accrues estimated unbilled revenues for electric services delivered to customers but not yet billed at year-end. Idaho Power does not report any collections of franchise fees and similar taxes related to energy consumption on the income statement. In addition, regulatory mechanisms in place in Idaho and Oregon affect the reported amount of revenue. The effects of applying these regulatory mechanisms are discussed in more detail in Note 4 - "Revenues."

Property, Plant and Equipment and Depreciation

The cost of utility plant in service represents the original cost of contracted services, direct labor and material, allowance for funds used during construction (AFUDC), and indirect charges for engineering, supervision, and similar overhead items. Repair and maintenance costs associated with planned major maintenance are expensed as the costs are incurred, as are maintenance and repairs of property and replacements and renewals of items determined to be less than units of property. For utility property replaced or renewed, the original cost plus removal cost less salvage is charged to accumulated provision for depreciation, while the cost of related replacements and renewals is added to property, plant and equipment.

All utility plant in service is depreciated using the straight-line method at rates approved by regulatory authorities. Annual depreciation provisions as a percent of average depreciable utility plant in service approximated 2.8 percent in 2018, 2.9 percent in 2017, and 2.6 percent in 2016.

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

Long-lived assets are periodically reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the undiscounted expected future cash flows from an asset is less than the carrying value of the asset, impairment is recognized in the financial statements. There were no material impairments of long-lived assets in 2018, 2017, or 2016.

Allowance for Funds Used During Construction

AFUDC represents the cost of financing construction projects with borrowed funds and equity funds. With one exception, for the Hells Canyon Complex (HCC) relicensing project, cash is not realized currently from such allowance; it is realized under the ratemaking process over the service life of the related property through increased revenues resulting from a higher rate base and higher depreciation expense. The component of AFUDC attributable to borrowed funds is included as a reduction to total interest expense. Idaho Power’s weighted-average monthly AFUDC rate was 7.6 percent for 2018, 2017 and 2016.

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

Consistent with orders and directives of the IPUC, unless contrary to applicable income tax guidance, Idaho Power does not record deferred income taxes for certain income tax temporary differences and instead recognizes the tax impact currently (commonly referred to as flow-through accounting) for rate making and financial reporting. Therefore, Idaho Power's effective income tax rate is impacted as these differences arise and reverse. Regulated enterprises are required to recognize such adjustments as regulatory assets or liabilities if it is probable that such amounts will be recovered from or returned to customers in future rates.

IDACORP and Idaho Power use judgment, estimation, and historical data in developing the provision for income taxes and the reporting of tax-related assets and liabilities, including development of current year tax depreciation, capitalized repair costs, capitalized overheads, and other items. Income taxes can be impacted by changes in tax laws and regulations, interpretations by taxing authorities, changes to accounting guidance, and actions by federal or state public utility regulators. Actual income taxes could vary from estimated amounts and may result in favorable or unfavorable impacts to net income, cash flows, and tax-related assets and liabilities.

In compliance with the federal income tax requirements for the use of accelerated tax depreciation, Idaho Power records deferred income taxes related to its plant assets for the difference between income tax depreciation and book depreciation used for financial statement purposes. Deferred income taxes are recorded for other temporary differences unless accounted for using flow-through.

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

Reclassifications

In these consolidated financial statements, certain amounts in prior periods’ consolidated financial statements have been reclassified to conform with current period presentation. On IDACORP's and Idaho Power's December 31, 2017, consolidated balance sheets, the "Long-term receivables" balances of $4.3 million and $0.5 million, respectively, which had previously been reported separately, were reclassified to "Other" within "Other Assets" and "Deferred Debits," respectively.

New and Recently Adopted Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is intended to enable users of financial statements to better understand and consistently analyze an entity's revenue across industries, transactions, and geographies. Under the ASU, recognition of revenue occurs when a customer obtains control of promised goods or services. In addition, the ASU requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB amended certain aspects of ASU 2014-09 to clarify the implementation guidance, including clarifications related to principal versus agent considerations, licensing and identifying performance obligations, narrow scope improvements, and practical expedients. IDACORP and Idaho Power adopted ASU 2014-09 on January 1, 2018, using the modified-retrospective approach as provided for in the standard. The adoption did not change the timing or amounts of revenue currently recognized by the companies, so no cumulative-effect adjustment was required. The adoption did change presentation of revenues on the consolidated statements of income and also added disclosures. To conform with current period presentation, "Electric utility revenues" and "Operating Revenues" on

IDACORP's and Idaho Power's consolidated statements of income, respectively, for the year ended December 31, 2018 and 2017, which had previously been reported separately as "General business," "Off-system sales," and "Other revenues," are no longer reported separately. See Note 4 - "Revenues" for additional information on the disaggregation of revenue and additional disclosures.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments, to reduce diversity in practice in how certain cash receipts and cash payments are classified in the statement of cash flows. The companies' classification of proceeds from the settlement of corporate-owned life insurance policies and related costs will be classified as investing activities under the new guidance. The new guidance did not affect the companies' presentation of debt prepayment and extinguishment costs, proceeds from the settlement of insurance claims (other than corporate-owned life insurance), and distributions received from equity-method investments. IDACORP and Idaho Power adopted ASU 2016-15 on January 1, 2018, using the retrospective approach as provided for in the standard. To conform with current period presentation, the companies reclassified $3.0 million and $3.6 million of company-owned life insurance proceeds received, for the year ended December 31, 2017 and 2016, respectively, from "Change in accounts receivable" and $0.1 million and $0.1 million of prepaid insurance premiums paid, for the year ended December 31, 2017 and 2016, respectively, from "Change in other assets" (net reclassification of $2.9 million and $3.5 million, respectively) within "Operating Activities" to "Other" within "Investing Activities" on the consolidated statement of cash flows.

In March 2017, the FASB issued ASU 2017-07, Compensation -- Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires employers to disaggregate the service cost component from other components of net periodic benefit costs and to disclose the amounts of net periodic benefit costs that are included in each income statement line item. The standard requires employers to present the service cost component in the same line item as other compensation costs and to present the other components of net periodic benefit cost (which include interest costs, expected return on plan assets, amortization of prior service cost or credits and actuarial gains and losses) separately and outside a subtotal of operating income. In addition, only the service cost component is eligible for capitalization. Idaho Power capitalizes amounts of pension or postretirement costs that are insignificant to the consolidated financial statements. The amendments in ASU 2017-07 are effective for interim and annual reporting periods beginning after December 15, 2017. Entities must use (1) a retrospective transition method to adopt the requirement for separate presentation in the income statement of service costs and other components and (2) a prospective transition method to adopt the requirement to limit the capitalization of benefit costs to the service cost component. IDACORP and Idaho Power adopted ASU 2017-07 on January 1, 2018, and accordingly, have retrospectively adjusted prior periods to reflect the disaggregation of service cost from other components of net periodic benefit costs. The adoption did not have a material impact on the companies' financial statements nor did it affect net income for the year ended December 31, 2018. For IDACORP, for the year ended December 31, 2017 and 2016, $3.0 million and $2.6 million, respectively, were reclassified out of "Other operations and maintenance" and $8.2 million and $9.2 million, respectively, were reclassified out of "Other" operating expenses for a total of $11.2 million and $11.8 million, respectively, reclassified to "Other Expense, Net" to conform to current period presentation. For Idaho Power, for the year ended December 31, 2017 and 2016, $3.0 million and $2.6 million, respectively, was reclassified from "Other operations and maintenance" to "Other expense, net" to conform to current period presentation.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), intended to improve financial reporting about leasing transactions. The ASU requires lessees to recognize a right-of-use asset and lease liability on the balance sheet for most leases. In addition, the ASU revises the definition of a lease in regards to when an arrangement conveys the right to control the use of the identified asset under the arrangement, which may result in changes to the classification of an arrangement as a lease. ASU 2016-02 was effective on January 1, 2019, and IDACORP and Idaho Power will record any effects of the adoption in the first quarter of 2019. While IDACORP and Idaho Power are finalizing the assessment of the financial impacts of the adoption, the adoption of ASU 2016-02 will not have a material impact on their respective financial statements.

2.  INCOME TAXES

A reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

	IDACORP			Idaho Power
	2018	2017	2016	2018	2017	2016
	(thousands of dollars)
Federal income tax expense at statutory rate	$51,279	$91,378	$82,151	$50,536	$90,163	$79,250
Change in taxes resulting from:
AFUDC	(7,246)	(10,318)	(11,278)	(7,246)	(10,318)	(11,278)
Capitalized interest	928	1,513	2,000	928	1,513	2,000
Investment tax credits	(2,929)	(3,081)	(2,922)	(2,929)	(3,081)	(2,922)
Removal costs	(3,471)	(6,280)	(5,559)	(3,471)	(6,280)	(5,559)
Capitalized overhead costs	(6,720)	(11,200)	(10,500)	(6,720)	(11,200)	(10,500)
Capitalized repair costs	(17,850)	(28,700)	(28,000)	(17,850)	(28,700)	(28,000)
Bond redemption costs	(1,029)	—	(4,997)	(1,029)	—	(4,997)
Remeasurement of deferred taxes	(5,411)	1,690	—	(5,664)	1,970	—
State income taxes, net of federal benefit	8,512	8,153	5,071	8,532	8,108	4,880
Depreciation	13,110	18,953	18,673	13,110	18,953	18,673
Excess deferred income tax reversal	(7,289)	—	—	(7,289)	—	—
Share-based compensation	(894)	(1,508)	(1,614)	(883)	(1,483)	(1,583)
Income tax return adjustments	(5,076)	(3,710)	(3,539)	(4,968)	(3,601)	(3,669)
Affordable housing tax credits	(2,560)	(2,559)	(2,579)	—	—	—
Affordable housing investment distributions	(267)	(1,124)	(1,717)	—	—	—
Affordable housing investment amortization	1,519	1,271	1,380	—	—	—
Other, net	2,780	(5,818)	(141)	3,255	(4,782)	890
Total income tax expense	$17,386	$48,660	$36,429	$18,312	$51,262	$37,185
Effective tax rate	7.1%	18.6%	15.5%	7.6%	19.9%	16.4%

The items comprising income tax expense are as follows:

	IDACORP			Idaho Power
	2018	2017	2016	2018	2017	2016
	(thousands of dollars)
Income taxes current:
Federal	$5,390	$11,726	$1,181	$24,919	$51,575	$7,639
State	3,328	5,418	2,158	(2,049)	10,562	3,766
Total	8,718	17,144	3,339	22,870	62,137	11,405
Income taxes deferred:
Federal	1,649	24,018	33,205	(15,388)	(13,002)	27,506
State	30	(154)	100	5,425	(5,298)	(2,031)
Total	1,679	23,864	33,305	(9,963)	(18,300)	25,475
Investment tax credits:
Deferred	8,334	10,506	3,227	8,334	10,506	3,227
Restored	(2,929)	(3,081)	(2,922)	(2,929)	(3,081)	(2,922)
Total	5,405	7,425	305	5,405	7,425	305
Affordable housing investments	1,584	227	(520)	—	—	—
Total income tax expense	$17,386	$48,660	$36,429	$18,312	$51,262	$37,185

The components of the net deferred tax liability are as follows:

	IDACORP		Idaho Power
	2018	2017	2018	2017
	(thousands of dollars)
Deferred tax assets:
Regulatory liabilities	$98,042	$98,744	$98,042	$98,744
Deferred compensation	21,871	21,066	21,826	21,025
Deferred revenue	35,137	31,086	35,137	31,086
Tax credits	100,041	109,673	44,532	44,106
Partnership investments	4,200	3,540	1,086	—
Retirement benefits	91,867	94,493	91,867	94,493
Other	9,299	8,636	9,121	8,435
Total	360,457	367,238	301,611	297,889
Deferred tax liabilities:
Property, plant and equipment	294,471	306,002	294,471	306,002
Regulatory assets	614,144	584,329	614,144	584,329
Fixed cost adjustment	10,940	8,016	10,940	8,016
Partnership investments	3,875	5,182	—	980
Retirement benefits	108,440	103,407	108,440	103,407
Other	28,465	21,242	26,855	21,097
Total	1,060,335	1,028,178	1,054,850	1,023,831
Net deferred tax liabilities	$699,878	$660,940	$753,239	$725,942

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

Tax Credit Carryforwards

As of December 31, 2018, IDACORP had $60.5 million of general business credit carryforwards for federal income tax purposes and $39.5 million of Idaho investment tax credit carryforward. The general business credit carryforward period expires from 2027 to 2038, and the Idaho investment tax credit expires from 2023 to 2032.

Uncertain Tax Positions

IDACORP and Idaho Power believe that they have no material income tax uncertainties for 2018 and prior tax years. Both companies recognize interest accrued related to unrecognized tax benefits as interest expense and penalties as other expense.

IDACORP and Idaho Power are subject to examination by their major tax jurisdictions - U.S. federal and the State of Idaho. The open tax years for examination are 2018 for federal and 2014-2018 for Idaho. In May 2009, IDACORP formally entered the U.S. Internal Revenue Service (IRS) Compliance Assurance Process (CAP) program for its 2009 tax year and has remained in the CAP program for all subsequent years. The CAP program provides for IRS examination and issue resolution throughout the current year with the objective of return filings containing no contested items. In 2018, the IRS completed its examination of IDACORP's 2017 tax year with no unresolved income tax issues.

Income Tax Reform

In December 2017, the Tax Cuts and Jobs Act was signed into law, which significantly reforms the Internal Revenue Code of 1986, as amended. Effective January 1, 2018, the Tax Cuts and Jobs Act permanently lowers the corporate tax rate to 21 percent from the existing maximum rate of 35 percent, provides for expanded bonus depreciation, limits the deductibility of interest expense, eliminates the alternative minimum tax, repeals the manufacturing deduction, and imposes additional limitations on the deductibility of executive compensation. Public utility companies, such as Idaho Power, retain the deductibility of interest expense and are excluded from the bonus depreciation provisions; however, traditional accelerated tax depreciation methods are still available.

Due to the enactment of the Tax Cuts and Jobs Act and following generally accepted accounting principles, at December 31, 2017, IDACORP and Idaho Power remeasured all deferred income tax assets and liabilities. The effects of these adjustments resulted in a net tax expense for 2017, as shown in the rate reconciliation table above. Also, as shown above, in 2018, a net tax benefit was recognized for the remeasurement of deferred taxes for the adjustment of temporary differences as a result of IDACORP's 2017 consolidated income tax return filings.

Additionally, in 2017, the net deferred tax liabilities at both companies decreased by approximately $672 million. Idaho Power's regulatory asset deferred income tax liability item decreased as the related regulatory asset was reduced in two primary ways: (1) the decrease in the federal income tax rate decreased the future cost to customers for funding the net deferred income tax liabilities resulting from the cumulative impacts of using the flow-through income tax accounting method for regulatory purposes and (2) the decrease in the federal income tax rate also reduced the net-to-gross multiplier that increases the regulatory asset to a revenue requirement carrying value. The change in income tax law also reduced the deferred income tax liability for depreciation-related timing differences under the normalized tax accounting method. As this reduction will flow back to customers in the future under the statutorily prescribed average rate assumption method, it was recorded as a regulatory liability on the consolidated balance sheets of the companies.

On March 12, 2018, Idaho House Bill 463 was enacted which lowered the Idaho state corporate income tax rate from 7.4 percent to 6.925 percent effective January 1, 2018. The Idaho tax rate reduction did not have a material impact on IDACORP's and Idaho Power's 2018 income tax expense or deferred tax asset and liability balances.

3. REGULATORY MATTERS

IDACORP’s and Idaho Power’s financial statements reflect the effects of the different ratemaking principles followed by the jurisdictions regulating Idaho Power. Included below is a summary of Idaho Power's regulatory assets and liabilities, as well as a discussion of notable regulatory matters.

Regulatory Assets and Liabilities

The application of accounting principles related to regulated operations sometimes results in Idaho Power recording some expenses and revenues in a different period than when an unregulated enterprise would record those expenses and revenues. Regulatory assets represent incurred costs that have been deferred because it is probable they will be recovered from customers through future rates. Regulatory liabilities represent obligations to make refunds to customers for previous collections, or represent amounts collected in advance of incurring an expense.

The following table presents a summary of Idaho Power’s regulatory assets and liabilities (in thousands of dollars):

		As of December 31, 2018
	Remaining Amortization Period	Earning a Return(1)	Not Earning a Return	Total as of December 31,
Description				2018	2017
Regulatory Assets:
Income taxes(2)		$—	$614,144	$614,144	$584,329
Unfunded postretirement benefits(3)		—	278,674	278,674	280,166
Pension expense deferrals		126,811	21,025	147,836	127,721
Energy efficiency program costs(4)		1,398	—	1,398	6,273
Power supply costs(5)		—	—	—	3,137
Fixed cost adjustment(5)	2019-2020	34,502	8,001	42,503	30,856
Valmy Plant settlements(5)	2019-2028	77,512	—	77,512	44,633
Asset retirement obligations(6)		—	17,655	17,655	15,767
Long-term service agreement	2019-2043	16,095	10,653	26,748	27,907
Other	2019-2055	720	6,984	7,704	11,307
Total		$257,038	$957,136	$1,214,174	$1,132,096
Regulatory Liabilities:
Income taxes(7)		$—	$98,042	$98,042	$98,744
Depreciation-related excess deferred income taxes(8)		190,062	—	190,062	193,991
Removal costs(6)		—	183,798	183,798	184,993
Investment tax credits		—	92,790	92,790	87,385
Deferred revenue-AFUDC(9)		95,660	39,486	135,146	119,666
Energy efficiency program costs(4)		5,259	—	5,259	408
Power supply costs(5)	2019-2020	35,815	6,507	42,322	5,443
Settlement agreement sharing mechanism(5)	2019-2020	5,025	—	5,025	—
Mark-to-market assets(10)		—	3,700	3,700	22
Other		2,419	6,314	8,733	8,796
Total		$334,240	$430,637	$764,877	$699,448

(1) Earning a return includes either interest or a return on the investment as a component of rate base at the allowed rate of return.
(2) Represents flow-through income tax accounting differences which have a corresponding deferred tax liability disclosed in Note 2 - "Income Taxes."
(3) Represents the unfunded obligation of Idaho Power’s pension and postretirement benefit plans, which are discussed in Note 12 - "Benefit Plans."
(4) The energy efficiency asset represents the Oregon jurisdiction balance and the liability represents the Idaho jurisdiction balance.
(5) This item is discussed in more detail in this Note 3 - "Regulatory Matters."
(6) Asset retirement obligations and removal costs are discussed in Note 14 - "Asset Retirement Obligations."
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
(10) Mark-to-market assets and liabilities are discussed in Note 17 - "Fair Value Measurements."

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

Power Cost Adjustment Mechanisms and Deferred Power Supply Costs

In both its Idaho and Oregon jurisdictions, Idaho Power's power cost adjustment mechanisms address the volatility of power supply costs and provide for annual adjustments to the rates charged to its retail customers. The power cost adjustment mechanisms compare Idaho Power's actual net power supply costs (primarily fuel and purchased power less wholesale energy sales) against net power supply costs being recovered in Idaho Power's retail rates. Under the power cost adjustment mechanisms, certain differences between actual net power supply costs incurred by Idaho Power and costs being recovered in retail rates are recorded as a deferred charge or credit on the balance sheets for future recovery or refund. The power supply costs deferred primarily result from changes in contracted power purchase prices and volumes, changes in wholesale market prices and transaction volumes, fuel prices, and the levels of Idaho Power's own generation. The Idaho deferral period or Idaho-jurisdiction power cost adjustment (PCA) year runs from April 1 through March 31. Amounts deferred during the PCA year are primarily recovered or refunded during the subsequent June 1 through May 31 period.

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

The table below summarizes the three most recent PCA rate adjustments, all of which also include non-PCA-related rate adjustments as ordered by the IPUC:

Effective Date	$ Change (millions)	Notes
June 1, 2018	$(30.4)
The $30.4 million total decrease in PCA rates includes a $7.8 million one-time benefit for income tax benefits accrued from January 1 to May 31, 2018, and the income taxes related to Idaho Power's open access transmission tariff (OATT) rate. See "Income Tax Reform - Regulatory Treatment" below for more information.

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

Oregon Jurisdiction Power Cost Adjustment Mechanism: Idaho Power’s power cost recovery mechanism in Oregon has two components: an annual power cost update (APCU) and a power cost adjustment mechanism (PCAM). The APCU allows Idaho Power to reestablish its Oregon base net power supply costs annually, separate from a general rate case, and to forecast net power supply costs for the upcoming water year. The PCAM is a true-up filed annually in February. The filing calculates the deviation between actual net power supply expenses incurred for the preceding calendar year and the net power supply expenses recovered through the APCU for the same period. Under the PCAM, Idaho Power is subject to a portion of the business risk or benefit associated with this deviation through application of an asymmetrical deadband (or range of deviations) within which Idaho Power absorbs cost increases or decreases. For deviations in actual power supply costs outside of the deadband, the PCAM provides for 90/10 sharing of costs and benefits between customers and Idaho Power. However, collection by Idaho Power will occur only to the extent that Idaho Power’s actual Oregon-jurisdictional return on equity (Oregon ROE) for the year is at least 100 basis points below Idaho Power’s last authorized Oregon ROE. A refund to customers will occur only to the extent that Idaho Power’s actual Oregon ROE for that year is at least 100 basis points above Idaho Power’s last authorized Oregon ROE. Oregon jurisdiction power supply cost changes under the APCU and PCAM during each of 2018, 2017, and 2016 did not have a material impact on the companies' financial statements.

Notable Idaho Regulatory Matters

Idaho Base Rate Changes: Idaho base rates were most recently established in 2012, and adjusted in 2014, 2017, and 2018. Effective January 1, 2012, Idaho Power implemented new Idaho base rates resulting from IPUC approval of a settlement stipulation that provided for a 7.86 percent authorized overall rate of return on an Idaho-jurisdiction rate base of approximately $2.36 billion. The settlement stipulation resulted in a 4.07 percent, or $34.0 million, overall increase in Idaho Power's annual Idaho-jurisdiction base rate revenues. Idaho base rates were subsequently adjusted again in 2012, in connection with Idaho Power's completion of the Langley Gulch power plant. In June 2012, the IPUC issued an order approving a $58.1 million increase in annual Idaho-jurisdiction base rates, effective July 1, 2012. The order also provided for a $335.9 million increase in Idaho rate base. Neither the settlement stipulation nor the IPUC orders adjusting base rates specified an authorized rate of return on equity or imposed a moratorium on Idaho Power filing a general rate case at a future date.

As noted above in this Note 3, the IPUC issued a March 2014 order approving Idaho Power's request for an increase in the normalized or "base level" net power supply expense to be used to update base rates and in the determination of the PCA rate that became effective June 1, 2014. In June 2018, the IPUC issued an order adjusting base rates for the impacts of income tax reform, as discussed below in "Income Tax Reform - Regulatory Treatment."

October 2014 Idaho Earnings Support and Sharing Settlement Stipulation: In October 2014, the IPUC issued an order approving an extension, with modifications, of the terms of a December 2011 Idaho settlement stipulation for the period from 2015 through 2019, or until the terms are otherwise modified or terminated by order of the IPUC or the full $45 million of additional accumulated deferred investment tax credits (ADITC) contemplated by the settlement stipulation has been amortized (October 2014 Idaho Earnings Support and Sharing Settlement Stipulation). The provisions of the October 2014 Idaho Earnings Support and Sharing Settlement Stipulation are described in the table included under "Income Tax Reform - Regulatory Treatment" below.

In 2018, Idaho Power recorded a $5.0 million provision against current revenue for sharing with customers, as its full-year return on year-end equity in the Idaho jurisdiction (Idaho ROE) for 2018 was above 10.0 percent. In both 2016 and 2017, Idaho Power did not record any additional ADITC amortization or any provision for sharing with customers, as its Idaho ROE in both years was between 9.5 percent and 10.0 percent. Accordingly, at December 31, 2018, the full $45 million of additional ADITC remains available for future use under the terms of the October 2014 Idaho Earnings Support and Sharing Settlement Stipulation. The October 2014 Idaho Earning Support and Sharing Settlement Stipulation was modified and indefinitely extended, as described in "Income Tax Reform - Regulatory Treatment" below.

Income Tax Reform - Regulatory Treatment: In December 2017, the Tax Cuts and Jobs Act was signed into law, which, among other things, lowered the corporate federal income tax rate from 35 percent to 21 percent and modified or eliminated certain federal income tax deductions for corporations. In March 2018, Idaho House Bill 463 was signed into law reducing the Idaho state corporate income tax rate from 7.4 percent to 6.925 percent.

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

In March 2018, Idaho Power made a filing with the IPUC providing the results of its pro forma analysis indicating pro forma annual income tax reform expense reductions, composed of a current income tax expense reduction and a deferred income tax expense reduction. In May 2018, the IPUC issued an order approving a settlement stipulation (May 2018 Idaho Tax Reform Settlement Stipulation) related to income tax reform. Beginning June 1, 2018, the settlement stipulation provides an annual (a) $18.7 million reduction to Idaho customer base rates and (b) $7.4 million amortization of existing regulatory deferrals for specified items or future amortization of other existing or future unspecified regulatory deferrals that would otherwise be a future liability recoverable from Idaho customers. Additionally, a one-time benefit of a $7.8 million rate reduction is being provided to Idaho customers through the Idaho-jurisdiction power cost adjustment (PCA) mechanism for the period from June 1, 2018 through May 31, 2019, for the income tax reform benefits accrued from January 1, 2018 to May 31, 2018, and the income tax reform benefits related to Idaho Power's OATT rate. The amount provided via the PCA mechanism will decrease to $2.7 million on June 1, 2019, for income tax reform benefits related to Idaho Power's OATT rate and will cease on June 1, 2020, to reflect the impact of a full year of reduced OATT third-party transmission revenues.

The May 2018 Idaho Tax Reform Settlement Stipulation also provides for the indefinite extension, with modifications, of the October 2014 Idaho Earnings Support and Sharing Settlement Stipulation beyond its termination date of December 31, 2019.

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

Also in May 2018, the Public Utility Commission of Oregon (OPUC) issued an order approving a settlement stipulation that provides for an annual $1.5 million reduction to Oregon customer base rates beginning June 1, 2018, through May 31, 2020, related to income tax reform. Unless earlier resolved in a regulatory proceeding, the settlement stipulation requires Idaho Power to file a deferral request with the OPUC by December 31, 2019, to begin tracking income tax reform benefits beginning January 1, 2020, at which time Idaho Power, the OPUC staff, and other interested parties will discuss the methodology to quantify potential future income tax reform benefits.

Fixed Cost Adjustment: The Idaho jurisdiction fixed cost adjustment (FCA) mechanism, applicable to Idaho residential and small commercial customers, is designed to remove a portion of Idaho Power’s financial disincentive to invest in energy efficiency programs by separating (or decoupling) the recovery of fixed costs from the variable kilowatt-hour charge and linking it instead to a set amount per customer. Under Idaho Power's current rate design, recovery of a portion of fixed costs is included in the variable kilowatt-hour charge, which may result in over-collection or under-collection of fixed costs. To return over-collection to customers or to collect under-collection from customers, the FCA mechanism allows Idaho Power to accrue, or defer, the difference between the authorized fixed-cost recovery amount per customer and the actual fixed costs per customer recovered by Idaho Power during the year. Any annual increase in the FCA recovery is capped at 3 percent of base revenue, with any excess deferred for collection in a subsequent year.

The following table summarizes FCA amounts approved for collection in the prior three FCA years:

FCA Year	Period Rates in Effect	Annual Amount (in millions)
2017	June 1, 2018-May 31, 2019	$15.6
2016	June 1, 2017-May 31, 2018	$35.0
2015	June 1, 2016-May 31, 2017	$28.1

Hells Canyon Complex Relicensing Costs Settlement Stipulation: In December 2016, Idaho Power filed an application with the IPUC requesting a determination that Idaho Power's expenditures of $220.8 million through year-end 2015 on relicensing of the HCC were prudently incurred, and thus eligible for inclusion in retail rates in a future regulatory proceeding. In December 2017, Idaho Power filed with the IPUC a settlement stipulation signed by Idaho Power, the IPUC staff, and a third-party intervenor, recognizing that a total of $216.5 million in HCC relicensing expenditures and other related costs were reasonably incurred, and therefore should be eligible for inclusion in customer rates at a later date. As a result of filing the settlement stipulation, Idaho Power recorded a $5.0 million pre-tax charge in the fourth quarter of 2017, which included $4.3 million for costs incurred through 2015, as well as $0.7 million related to associated costs incurred in 2016 and 2017. Of the $5.0 million pre-tax charge in 2017, $2.5 million was recorded as other operations and maintenance (O&M) expense and $2.5 million was recorded as a reduction to AFUDC. In April 2018, the IPUC issued an order approving the settlement stipulation as filed with the IPUC and determined the $216.5 million of associated costs to be reasonably and prudently incurred.

Western Energy Imbalance Market Costs: Idaho Power's participation in the energy imbalance market implemented in the western United States (Western EIM) commenced on April 4, 2018. The Western EIM aims to reduce the power supply costs to serve customers through more efficient dispatch within the hour of a larger and more diverse pool of resources, to integrate intermittent power from renewable generation sources more effectively, and to enhance reliability.
In January 2017, in response to Idaho Power's request to match costs with benefits of Western EIM participation, the IPUC issued an order authorizing deferral accounting treatment for costs associated with joining the Western EIM. In November 2017, Idaho Power filed an application with the IPUC requesting authorization to establish an interim method of recovery for costs associated with participation in the Western EIM. Through March 2018, Idaho Power had deferred $1.0 million of incremental other O&M costs. In the second quarter of 2018, Idaho Power amortized those costs in accordance with the provisions of the May 2018 Idaho Tax Reform Settlement Stipulation discussed above. In July 2018, the IPUC issued an order approving a settlement stipulation that provides for recovery of ongoing Western EIM-related costs through Idaho Power's PCA mechanism, beginning April 2018. The recovery mechanism provides for monthly incremental revenue, which includes a return on and return of Western EIM-related capital costs and recovery of ongoing Western EIM operating costs. As of April 1, 2018, Idaho Power ceased deferring incremental Western EIM participation O&M start-up costs, and began recognizing the monthly incremental revenue associated with Western EIM participation. From April through December 2018, Idaho Power recorded $2.2 million as a regulatory asset within the PCA balance per the stipulation in order to match the costs with the benefits of the Western EIM.

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

In June 2017, the OPUC also approved a settlement stipulation allowing for accelerated depreciation of units 1 and 2 through December 31, 2025, cost recovery of incremental Valmy Plant investments through May 31, 2017, and forecasted decommissioning costs. The settlement stipulation provides for an increase in the Oregon jurisdictional revenue requirement of $1.1 million, effective July 1, 2017, with yearly adjustments, if warranted. As part of the May 2018 settlement stipulation associated with income tax reform described above, the OPUC also deemed prudent Idaho Power's decision to pursue the end of its participation in coal-fired operations of unit 1 by the end of 2019 and approved Idaho Power's request to recover annual incremental accelerated depreciation relating to unit 1, beginning June 1, 2018, and ending December 31, 2019, resulting in a $2.5 million annualized revenue requirement.

Notable Oregon Regulatory Matters

Oregon Base Rate Changes: Oregon base rates were most recently established in a general rate case in 2012. In February 2012, the OPUC issued an order approving a settlement stipulation that provided for a $1.8 million base rate increase, a return on equity of 9.9 percent, and an overall rate of return of 7.757 percent in the Oregon jurisdiction. New rates in conformity with the settlement stipulation were effective March 1, 2012. Subsequently, in September 2012, the OPUC issued an order approving an approximately $3.0 million increase in annual Oregon jurisdiction base rates, effective October 1, 2012, for inclusion of the Langley Gulch power plant in Idaho Power's Oregon rate base. In June 2018, the OPUC also issued an order adjusting base rates for the impacts of income tax reform, as discussed above in "Income Tax Reform - Regulatory Treatment."

Federal Regulatory Matters - Open Access Transmission Tariff Rates

Idaho Power uses a formula rate for transmission service provided under its OATT, which allows transmission rates to be updated annually based primarily on financial and operational data Idaho Power files with the FERC. Idaho Power's OATT rates submitted to the FERC in Idaho Power's four most recent annual OATT Final Informational Filings were as follows:

Applicable Period	OATT Rate (per kW-year)
October 1, 2018 to September 30, 2019	$31.25
October 1, 2017 to September 30, 2018	$34.90
October 1, 2016 to September 30, 2017	$25.52
October 1, 2015 to September 30, 2016	$23.43

Idaho Power's current OATT rate is based on a net annual transmission revenue requirement of $123.1 million, which represents the OATT formulaic determination of Idaho Power's net cost of providing OATT-based transmission service.

4. REVENUES

On January 1, 2018, IDACORP and Idaho Power adopted ASU 2014-09, Revenue from Contracts with Customers, using the modified retrospective method. The adoption did not change the timing or amounts of revenue recognized by IDACORP or Idaho Power and, therefore, the companies recorded no cumulative-effect adjustment. The following table provides a summary of electric utility operating revenues for IDACORP and Idaho Power (in thousands):

	Year Ended December 31,
	2018	2017	2016
Electric utility operating revenues:
Revenue from contracts with customers	$1,312,112	$1,320,004	$1,216,796
Alternative revenue programs and other revenues	54,470	24,889	42,557
Total electric utility operating revenues	$1,366,582	$1,344,893	$1,259,353

Revenues from Contracts with Customers

Revenues from contracts with customers are primarily related to Idaho Power’s regulated tariff-based sales of energy or related services. Generally, tariff-based sales do not involve a written contract, but are classified as revenues from contracts with customers under ASU 2014-09, Revenue from Contracts with Customers. Idaho Power assesses revenues on a contract-by-contract basis to determine the nature, amount, timing, and uncertainty, if any, of revenues being recognized. The following table presents revenues from contracts with customers disaggregated by revenue source (in thousands):

	Year Ended December 31,
	2018	2017	2016
Revenues from contracts with customers:
Retail revenues:
Residential (includes $34,625, $17,320 and $29,170, respectively, related to the FCA(1))	$530,527	$552,333	$514,954
Commercial (includes $1,299, $876 and $1,087, respectively, related to the FCA(1))	310,299	319,195	302,650
Industrial	190,130	195,124	182,590
Irrigation	158,001	150,030	156,505
Provision for sharing	(5,025)	—	—
Deferred revenue related to HCC relicensing AFUDC(2)	(8,780)	(10,706)	(10,706)
Total retail revenues	1,175,152	1,205,976	1,145,993
Less: FCA mechanism revenues(1)	(35,924)	(18,196)	(30,257)
Wholesale energy sales	52,845	24,790	11,900
Transmission wheeling revenues	59,094	43,970	32,496
Energy efficiency program revenues	35,703	39,241	33,754
Other revenues from contracts with customers	25,242	24,223	22,910
Total revenues from contracts with customers	$1,312,112	$1,320,004	$1,216,796

(1) The FCA mechanism is an alternative revenue program in the Idaho jurisdiction and does not represent revenue from contracts with customers.
(2) As part of its January 30, 2009, general rate case order, the IPUC is allowing Idaho Power to recover a portion of the AFUDC on construction work in progress related to the HCC relicensing process, even though the relicensing process is not yet complete and the costs have not been moved to electric plant in service. Idaho Power is collecting $8.8 million annually in the Idaho jurisdiction but is deferring revenue recognition of the amounts collected until the license is issued and the accumulated license costs approved for recovery are placed in service. Prior to the May 2018 Idaho Tax Reform Settlement Stipulation described in Note 3 - "Regulatory Matters," Idaho Power was collecting $10.7 million annually.

Retail Revenues: Idaho Power’s retail revenues primarily relate to the sale of electricity to customers based on regulated tariff-based prices. Idaho Power recognizes retail revenues in amounts for which it has the right to invoice the customer in the period when energy is delivered or services are provided to customers. The total energy price generally has a fixed component related to having service available and a usage-based component related to the demand, delivery, and consumption of energy. The revenues recognized reflect the consideration Idaho Power expects to be entitled to in exchange for energy and services. Retail customers are classified as residential, commercial, industrial, or irrigation. Approximately 95 percent of Idaho Power's retail revenue originates from customers located in Idaho, with the remainder originating from customers located in Oregon. Idaho Power’s retail customer rates are based on Idaho Power’s cost of service and are determined through general rate case proceedings, settlement stipulations, and other filings with the IPUC and OPUC. Changes in rates and changes in customer demand are typically the primary causes of fluctuations in retail revenue from period to period. The primary influences on changes in customer demand for electricity are weather, economic conditions (including growth in the number of Idaho Power customers), and energy efficiency. Idaho Power's utility revenues are not earned evenly during the year.

Retail revenues are billed monthly based on meter readings taken throughout the month. Payments for amounts billed are generally due from the customer within 15 days of billing. Idaho Power accrues estimated unbilled revenues for energy or related services delivered to customers but not yet billed at period-end based on actual meter readings at period-end and estimated rates.

Credit losses recorded on receivables arising from Idaho Power’s contracts with customers were $3.6 million, $4.7 million, and $4.2 million for 2018, 2017, and 2016, respectively.

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

Provision for Sharing: Idaho Power's sharing mechanism is associated with the October 2014 Idaho Earnings Support and Sharing Settlement Stipulation that provides for the sharing with customers of a portion of Idaho-jurisdiction earnings exceeding a 10.0 percent Idaho ROE. Based on full-year 2018 Idaho ROE, Idaho Power recorded a $5.0 million provision against current revenues for sharing of earnings with customers for 2018. During 2017 and 2016, Idaho Power recorded no sharing of earnings with customers. The October 2014 Idaho Earnings Support and Sharing Settlement Stipulation is described further in Note 3 - "Regulatory Matters."

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

Transmission Wheeling Revenues: As a public utility under the FPA, Idaho Power has the authority to provide cost-based wholesale and retail access transmission services under its OATT. Services under the OATT are offered on a nondiscriminatory basis such that all potential customers have an equal opportunity to access the transmission system. Idaho Power’s transmission revenue is primarily related to third parties reserving capacity on Idaho Power’s transmission system to transmit electricity through Idaho Power’s service area. The reservations are predominantly short-term but may be part of a long-term capacity contract, short-term contract, or on-demand when available. Transmission wheeling revenues consist of a single performance obligation satisfied as capacity on Idaho Power’s transmission system is provided to the third party. Transmission wheeling revenues are affected by changes in Idaho Power’s OATT rate and customer demand. Demand for transmission services can be affected by regional market factors, such as loads and generation of utilities in Idaho Power’s region.

Energy Efficiency Program Revenues: Idaho Power collects most of its energy efficiency program costs through an energy efficiency rider on customer bills. The rider collections are deferred until expenditures are incurred. Energy efficiency program expenditures funded through the rider are reported as an operating expense with an equal amount recorded in revenues, resulting in no net impact on earnings. Energy efficiency program revenues are recognized in the period when the related costs of the energy efficiency program are incurred by Idaho Power. The cumulative variance between expenditures and amounts collected through the rider is recorded as a regulatory asset or liability. A liability balance indicates that Idaho Power has collected more than it has spent, and an asset balance indicates that Idaho Power has spent more than it has collected. At December 31, 2018, Idaho Power's energy efficiency rider balances were a $5.3 million regulatory liability in the Idaho jurisdiction and a $1.4 million regulatory asset in the Oregon jurisdiction.

Alternative Revenue Programs and Other Revenues

While revenues from contracts with customers make up most of Idaho Power’s revenues, the IPUC has authorized the use of the FCA mechanism, which may increase or decrease tariff-based rates billed to customers. The FCA mechanism is described in detail in Note 3 - "Regulatory Matters." The FCA mechanism revenues include only the initial recognition of FCA revenues when the regulator-specified conditions for recognition have been met. Revenue from contracts with customers excludes the portion of the tariff price representing FCA revenues that had been initially recorded in prior periods when regulator-specified conditions were met. When those amounts are included in the price of utility service and billed to customers, such amounts are recorded as recovery of the associated regulatory asset or liability and not as revenues.

The table below presents the FCA mechanism revenues and other revenues (in thousands):

	Year Ended December 31,
	2018	2017	2016
Alternative revenue programs and other revenues:
FCA mechanism revenues	$35,924	18,196	$30,257
Derivative revenues	18,546	6,693	12,300
Total alternative revenue programs and other revenues	$54,470	$24,889	$42,557

IDACORP's Other Revenues

IDACORP's other revenues are primarily comprised of revenues from IDACORP’s subsidiary, Ida-West. Ida-West operates small hydroelectric generation projects that satisfy the requirements of PURPA.

5. LONG-TERM DEBT

The following table summarizes IDACORP's and Idaho Power's long-term debt at December 31 (in thousands of dollars):

	2018	2017
First mortgage bonds:
4.50% Series due 2020	$—	$130,000
3.40% Series due 2020	100,000	100,000
2.95% Series due 2022	75,000	75,000
2.50% Series due 2023	75,000	75,000
6.00% Series due 2032	100,000	100,000
5.50% Series due 2033	70,000	70,000
5.50% Series due 2034	50,000	50,000
5.875% Series due 2034	55,000	55,000
5.30% Series due 2035	60,000	60,000
6.30% Series due 2037	140,000	140,000
6.25% Series due 2037	100,000	100,000
4.85% Series due 2040	100,000	100,000
4.30% Series due 2042	75,000	75,000
4.00% Series due 2043	75,000	75,000
3.65% Series due 2045	250,000	250,000
4.05% Series due 2046	120,000	120,000
4.20% Series due 2048	220,000	—
Total first mortgage bonds	1,665,000	1,575,000
Pollution control revenue bonds:
5.15% Series due 2024(1)	49,800	49,800
5.25% Series due 2026(1)	116,300	116,300
Variable Rate Series 2000 due 2027	4,360	4,360
Total pollution control revenue bonds	170,460	170,460
American Falls bond guarantee	19,885	19,885
Unamortized issuance costs and discounts	(20,557)	(19,222)
Total IDACORP and Idaho Power outstanding debt(2)	1,834,788	1,746,123
Current maturities of long-term debt	—	—
Total long-term debt	$1,834,788	$1,746,123

(1) Humboldt County and Sweetwater County Pollution Control Revenue Bonds are secured by the first mortgage, bringing the total first mortgage bonds outstanding at December 31, 2018, to $1.831 billion.
(2) At December 31, 2018 and 2017, the overall effective cost rate of Idaho Power's outstanding debt was 4.83 percent and 4.87 percent, respectively.

At December 31, 2018, the maturities for the aggregate amount of IDACORP and Idaho Power long-term debt outstanding were as follows (in thousands of dollars):

2019	2020	2021	2022	2023	Thereafter
$—	$100,000	$—	$75,000	$75,000	$1,605,345

Long-Term Debt Issuances, Maturities, and Availability

In March 2018, Idaho Power issued $220 million in principal amount of 4.20% first mortgage bonds, secured medium-term notes, Series K, maturing on March 1, 2048. In April 2018, Idaho Power redeemed, prior to maturity, $130 million in principal amount of 4.50% first mortgage bonds, medium-term notes, Series H, due March 2020. In accordance with the redemption provisions of the notes, the redemption included Idaho Power's payment of a make-whole premium of $4.6 million. Idaho

Power used a portion of the net proceeds of the March 2018 sale of first mortgage bonds, medium-term notes to effect the redemption.

In March 2016, Idaho Power issued $120.0 million in principal amount of 4.05% first mortgage bonds, secured medium-term notes, Series J, maturing on March 1, 2046. In April 2016, Idaho Power redeemed, prior to maturity, $100.0 million in principal amount of 6.15% first mortgage bonds, secured medium-term notes, Series H, due April 2019. In accordance with the redemption provisions of the notes, the redemption included Idaho Power's payment of a make-whole premium of $14.0 million. Idaho Power used a portion of the net proceeds from the March 2016 sale of first mortgage bonds, medium-term notes to effect the redemption.

Idaho Power First Mortgage Bonds: Idaho Power's issuance of long-term indebtedness is subject to the approval of the IPUC, OPUC, and Wyoming Public Service Commission (WPSC). In April and May 2016, Idaho Power received orders from the IPUC, OPUC, and WPSC authorizing Idaho Power to issue and sell from time to time up to $500 million in aggregate principal amount of debt securities and first mortgage bonds, subject to conditions specified in the orders. Authority from the IPUC is effective through May 31, 2019, subject to extensions upon request to the IPUC. The OPUC's and WPSC's orders do not impose a time limitation for issuances, but the OPUC order does impose a number of other conditions, including a requirement that the interest rates for the debt securities or first mortgage bonds fall within either (a) designated spreads over comparable U.S. Treasury rates or (b) a maximum all-in interest rate limit of 7.0 percent.

On September 27, 2016, Idaho Power entered into a selling agency agreement with seven banks in connection with the potential issuance and sale from time to time of up to $500 million aggregate principal amount of first mortgage bonds, secured medium term notes, Series K (Series K Notes), under Idaho Power’s Indenture of Mortgage and Deed of Trust, dated as of October 1, 1937, as amended and supplemented (Indenture). At the same time, Idaho Power entered into the Forty-eighth Supplemental Indenture, dated as of September 1, 2016, to the Indenture. The Forty-eighth Supplemental Indenture provides for, among other items, the issuance of up to $500 million in aggregate principal amount of Series K Notes pursuant to the Indenture. As of December 31, 2018, $280 million in principal amount of Series K Notes remained available for issuance under the Indenture.

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

As of December 31, 2018, Idaho Power could issue under its Indenture approximately $1.9 billion of additional first mortgage bonds based on retired first mortgage bonds and total unfunded property additions. These amounts are further limited by the maximum amount of first mortgage bonds set forth in the Forty-eighth Supplemental Indenture. As a result, the maximum amount of first mortgage bonds Idaho Power could issue as of December 31, 2018 was limited to approximately $669 million under the Indenture.

6. NOTES PAYABLE

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

At December 31, 2018, no loans were outstanding under either IDACORP's or Idaho Power's facilities. At December 31, 2018, Idaho Power had regulatory authority to incur up to $450 million in principal amount of short-term indebtedness at any one time outstanding. Balances (in thousands of dollars) and interest rates of IDACORP’s and Idaho Power's short-term borrowings were as follows at December 31, 2018, and December 31, 2017:

	IDACORP		Idaho Power		Total
	2018	2017	2018	2017	2018	2017
Commercial paper balances:
At the end of year	$—	$—	$—	$—	$—	$—
Average during the year	$—	$588	$—	$839	$—	$1,427
Weighted-average interest rate
At the end of the year	—%	—%	—%	—%	—%	—%

7. COMMON STOCK

IDACORP Common Stock

The following table summarizes IDACORP common stock transactions during the last three years and shares reserved at December 31, 2018:

	Shares issued			Shares reserved
	2018	2017	2016	December 31, 2018
Balance at beginning of year	50,420,017	50,420,017	50,352,051
Continuous equity program (inactive)	—	—	—	3,000,000
Dividend reinvestment and stock purchase plan	—	—	—	2,576,723
Employee savings plan	—	—	—	3,567,954
Long-term incentive and compensation plan(1)	—	—	67,966	1,302,869
Balance at end of year	50,420,017	50,420,017	50,420,017

(1) During 2018 and 2017, IDACORP granted 75,761 and 72,397 restricted stock unit awards, respectively, to employees and 12,950 and 12,050 shares of common stock, respectively, to directors but made no original issuances of shares of common stock pursuant to the IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan.

Restrictions on Dividends

Idaho Power’s ability to pay dividends on its common stock held by IDACORP and IDACORP’s ability to pay dividends on its common stock are limited to the extent payment of such dividends would violate the covenants in their respective credit facilities or Idaho Power’s Revised Code of Conduct. A covenant under IDACORP’s credit facility and Idaho Power’s credit facility requires IDACORP and Idaho Power to maintain leverage ratios of consolidated indebtedness to consolidated total capitalization, as defined therein, of no more than 65 percent at the end of each fiscal quarter. At December 31, 2018, the leverage ratios for IDACORP and Idaho Power were 44 percent and 46 percent, respectively. Based on these restrictions, IDACORP’s and Idaho Power’s dividends were limited to $1.4 billion and $1.2 billion, respectively, at December 31, 2018. There are additional facility covenants, subject to exceptions, that prohibit or restrict the sale or disposition of property without consent and any agreements restricting dividend payments to IDACORP and Idaho Power from any material subsidiary. At December 31, 2018, IDACORP and Idaho Power were in compliance with those covenants.

Idaho Power’s Revised Policy and Code of Conduct relating to transactions between and among Idaho Power, IDACORP, and other affiliates, which was approved by the IPUC in April 2008, provides that Idaho Power will not pay any dividends to IDACORP that will reduce Idaho Power’s common equity capital below 35 percent of its total adjusted capital without IPUC approval. At December 31, 2018, Idaho Power's common equity capital was 54 percent of its total adjusted capital. Further, Idaho Power must obtain approval from the OPUC before it can directly or indirectly loan funds or issue notes or give credit on its books to IDACORP.

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

8. SHARE-BASED COMPENSATION

IDACORP has one share-based compensation plan — the 2000 Long-Term Incentive and Compensation Plan (LTICP). The LTICP (for officers, key employees, and directors) permits the grant of stock options, restricted stock and restricted stock units (together, Restricted Stock), performance shares and performance-based units (together, Performance-Based Shares), and several other types of share-based awards. At December 31, 2018, the maximum number of shares available under the LTICP was 720,408.

Restricted Stock and Performance-Based Shares Awards

Restricted Stock awards have three-year vesting periods and entitle the recipients to dividends or dividend equivalents, as applicable, and voting rights, except that holders of restricted stock units do not have voting rights until the units are vested and settled in shares. Unvested awards are restricted as to disposition and subject to forfeiture under certain circumstances. The fair value of these awards is based on the closing market price of common stock on the grant date and is charged to compensation expense over the vesting period, reduced for any forfeitures during the vesting period.

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

The grant-date fair value of the CEPS portion is based on the closing market value at the date of grant, reduced by the loss in time-value of the estimated future dividend payments. The fair value of this portion of the awards is charged to compensation expense over the requisite service period based on the estimated achievement of performance targets, reduced for any forfeitures during the vesting period. The grant-date fair value of the TSR portion is estimated using the market value at the date of grant and a statistical model that incorporates the probability of meeting performance targets based on historical returns relative to the peer group. The fair value of this portion of the awards is charged to compensation expense over the requisite service period, provided the requisite service period is rendered, regardless of the level of TSR metric attained.

A summary of Restricted Stock and Performance-Based Shares award activity is presented below. Idaho Power share amounts represent the portion of IDACORP amounts related to Idaho Power employees:

	IDACORP		Idaho Power
	Number of Shares/Units	Weighted-Average Grant Date Fair Value	Number of Shares/Units	Weighted-Average Grant Date Fair Value
Nonvested shares/units at January 1, 2018	201,078	$72.37	199,652	$72.39
Shares/units granted	106,992	79.28	106,402	79.29
Shares/units forfeited	(5,179)	85.07	(5,179)	85.07
Shares/units vested	(96,856)	60.30	(96,016)	60.31
Nonvested shares/units at December 31, 2018	206,035	$81.31	204,859	$81.31

The total fair value of shares vested was $8.3 million in 2018, $7.5 million in 2017, and $8.3 million in 2016. At December 31, 2018, IDACORP had $8.0 million of total unrecognized compensation cost related to nonvested share-based compensation. Idaho Power's share of this amount was $7.9 million. These costs are expected to be recognized over a weighted-average period of 1.7 years. IDACORP uses original issue and/or treasury shares for these awards.

In 2018, a total of 12,950 shares were awarded to directors at a grant date fair value of $81.05 per share. Directors elected to defer receipt of 3,237 of these shares, which are being held as deferred stock units with dividend equivalents reinvested in additional stock units.

Compensation Expense: The following table shows the compensation cost recognized in income and the tax benefits resulting from the LTICP, as well as the amounts allocated to Idaho Power for those costs associated with Idaho Power’s employees (in thousands of dollars):

	IDACORP			Idaho Power
	2018	2017	2016	2018	2017	2016
Compensation cost	$9,362	$7,384	$5,561	$9,276	$7,304	$5,494
Income tax benefit(1)	2,410	2,887	2,174	2,388	2,856	2,148

(1) Due to the Tax Cuts and Jobs Act, the effective income tax rate was reduced in 2018 for both IDACORP and Idaho Power, which is described in Note 2 - "Income Taxes."

No equity compensation costs have been capitalized. These costs are primarily reported within "Other operations and maintenance" expense on the consolidated statements of income.

9. EARNINGS PER SHARE

The following table presents the computation of IDACORP’s basic and diluted earnings per share for the years ended December 31, 2018, 2017, and 2016 (in thousands, except for per share amounts):

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net income attributable to IDACORP, Inc.	$226,801	$212,419	$198,288
Denominator:
Weighted-average common shares outstanding - basic	50,432	50,361	50,298
Effect of dilutive securities	78	63	75
Weighted-average common shares outstanding - diluted	50,510	50,424	50,373
Basic earnings per share	$4.50	$4.22	$3.94
Diluted earnings per share	$4.49	$4.21	$3.94

10. COMMITMENTS

Purchase Obligations

At December 31, 2018, Idaho Power had the following long-term commitments relating to purchases of energy, capacity, transmission rights, and fuel (in thousands of dollars):

	2019	2020	2021	2022	2023	Thereafter
Cogeneration and power production	$238,748	$242,206	$248,258	$251,216	$256,403	$2,805,159
Fuel	43,163	29,121	28,010	8,389	8,379	84,182

As of December 31, 2018, Idaho Power had 1,119 MW nameplate capacity of PURPA-related projects on-line, with an additional 29 MW nameplate capacity of projects projected to be on-line in 2019. The power purchase contracts for these projects have original contract terms ranging from one to 35 years. Idaho Power's expenses associated with PURPA-related projects were approximately $190 million in 2018, $170 million in 2017, and $154 million in 2016.

Idaho Power also has the following long-term commitments (in thousands of dollars):

	2019	2020	2021	2022	2023	Thereafter
Joint-operating agreement payments(1)	$2,902	$2,902	$2,902	$2,902	$2,902	$14,512
Easements and other payments	240	1,321	1,321	1,331	1,328	16,831
Maintenance and service agreements(1)	34,089	15,694	10,739	11,713	4,140	54,927
FERC and other industry-related fees(1)	14,277	12,714	12,714	12,714	12,714	63,568

(1) Approximately $29 million, $20 million, and $71 million of the obligations included in joint-operating agreement payments, maintenance and service agreements, and FERC and other industry-related fees, respectively, have contracts that do not specify terms related to expiration. As these contracts are presumed to continue indefinitely, ten years of information, estimated based on current contract terms, has been included in the table for presentation purposes.

IDACORP’s expense for operating leases was not material for the years ended 2018, 2017, and 2016.

Guarantees

Through a self-bonding mechanism, Idaho Power guarantees its portion of reclamation activities and obligations at BCC, of which IERCo owns a one-third interest. This guarantee, which is renewed annually with the Wyoming Department of Environmental Quality (WDEQ), was $58.4 million at December 31, 2018, representing IERCo's one-third share of BCC's total reclamation obligation of $175.2 million. BCC has a reclamation trust fund set aside specifically for the purpose of paying these reclamation costs. At December 31, 2018, the value of the reclamation trust fund was $101.9 million. During 2018, the reclamation trust fund made distributions of $6.7 million for reclamation activity costs associated with the BCC surface mine. BCC periodically assesses the adequacy of the reclamation trust fund and its estimate of future reclamation costs. To ensure that the reclamation trust fund maintains adequate reserves, BCC has the ability to, and does, add a per-ton surcharge to coal sales, all of which are made to the Jim Bridger plant. Because of the existence of the fund and the ability to apply a per-ton surcharge, the estimated fair value of this guarantee is minimal.

IDACORP and Idaho Power enter into financial agreements and power purchase and sale agreements that include indemnification provisions relating to various forms of claims or liabilities that may arise from the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnification provisions cannot be reasonably estimated. IDACORP and Idaho Power periodically evaluate the likelihood of incurring costs under such indemnities based on their historical experience and the evaluation of the specific indemnities. As of December 31, 2018, management believes the likelihood is remote that IDACORP or Idaho Power would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnification obligations. Neither IDACORP nor Idaho Power has recorded any liability on their respective consolidated balance sheets with respect to these indemnification obligations.

11. CONTINGENCIES

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

IDACORP and Idaho Power are parties to legal claims and legal and regulatory actions and proceedings in the ordinary course of business and, as noted above, record an accrual for associated loss contingencies when they are probable and reasonably estimable. In connection with its utility operations, Idaho Power is subject to claims by individuals, entities, and governmental agencies for damages for alleged personal injury, property damage, and economic losses, relating to the company’s provision of electric service and the operation of its generation, transmission, and distribution facilities. Some of those claims relate to electrical contacts, service quality, property damage, and wildfires. In recent years, utilities in the western United States have been subject to significant liability for personal injury, loss of life, property damage, trespass, and economic losses, and in some cases, punitive damages and criminal charges, associated with wildfires that originated from utility property, most commonly transmission and distribution lines. In recent years, Idaho Power has regularly received claims by both governmental agencies and private landowners for damages for fires allegedly originating from Idaho Power’s transmission and distribution system. As of the date of this report, the companies believe that resolution of existing claims will not have a material adverse effect on their respective consolidated financial statements. Idaho Power is also actively monitoring various pending environmental regulations and executive orders related to environmental matters that may have a significant impact on its future operations. Given uncertainties regarding the outcome, timing, and compliance plans for these environmental matters, Idaho Power is unable to estimate the financial impact of these regulations.

12. BENEFIT PLANS

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

Idaho Power’s funding policy for the pension plan is to contribute at least the minimum required under the Employee Retirement Income Security Act of 1974 (ERISA) but not more than the maximum amount deductible for income tax purposes. In 2018, 2017, and 2016, Idaho Power elected to contribute more than the minimum required amounts in order to bring the pension plan to a more funded position, to reduce future required contributions, and to reduce Pension Benefit Guaranty Corporation premiums.

The following table summarizes the changes in benefit obligations and plan assets of these plans (in thousands of dollars):

	Pension Plan		SMSP
	2018	2017	2018	2017

Change in projected benefit obligation:
Benefit obligation at January 1	$999,344	$895,060	$110,303	$99,570
Service cost	37,836	33,742	(316)	759
Interest cost	38,833	38,957	4,248	4,315
Actuarial (gain) loss	(84,758)	67,758	(7,050)	10,635
Benefits paid	(39,398)	(36,173)	(4,867)	(4,976)
Projected benefit obligation at December 31	951,857	999,344	102,318	110,303
Change in plan assets:
Fair value at January 1	697,683	607,568	—	—
Actual (loss) return on plan assets	(47,681)	86,288	—	—
Employer contributions	40,000	40,000	—	—
Benefits paid	(39,398)	(36,173)	—	—
Fair value at December 31	650,604	697,683	—	—
Funded status at end of year	$(301,253)	$(301,661)	$(102,318)	$(110,303)
Amounts recognized in the statement of financial position consist of:
Other current liabilities	$—	$—	$(5,158)	$(5,010)
Noncurrent liabilities	(301,253)	(301,661)	(97,160)	(105,293)
Net amount recognized	$(301,253)	$(301,661)	$(102,318)	$(110,303)
Amounts recognized in accumulated other comprehensive income consist of:
Net loss	$278,720	$277,052	$30,496	$41,333
Prior service cost	62	68	399	498
Subtotal	278,782	277,120	30,895	41,831
Less amount recorded as regulatory asset	(278,782)	(277,120)	—	—
Net amount recognized in accumulated other comprehensive income	$—	$—	$30,895	$41,831
Accumulated benefit obligation	$814,549	$850,763	$94,630	$100,222

As a non-qualified plan, the SMSP has no plan assets. However, Idaho Power has a Rabbi trust designated to provide funding for SMSP obligations. The Rabbi trust holds investments in marketable securities and corporate-owned life insurance. The recorded value of these investments was approximately $92.5 million and $85.7 million at December 31, 2018 and 2017, respectively, and is reflected in Investments and in Company-owned life insurance on the consolidated balance sheets.

The following table shows the components of net periodic benefit cost for these plans (in thousands of dollars). For purposes of calculating the expected return on plan assets, the market-related value of assets is equal to the fair value of the assets.

	Pension Plan			SMSP
	2018	2017	2016	2018	2017	2016
Service cost	$37,836	$33,742	$32,019	$(316)	$759	$1,228
Interest cost	38,833	38,957	37,813	4,248	4,315	4,275
Expected return on assets	(52,302)	(45,138)	(42,081)	—	—	—
Amortization of net loss	13,558	13,190	13,331	3,788	2,963	3,532
Amortization of prior service cost	6	28	59	98	127	168
Net periodic pension cost	37,931	40,779	41,141	7,818	8,164	9,203
Regulatory deferral of net periodic benefit cost(1)	(36,153)	(38,699)	(39,335)	—	—	—
Previously deferred pension cost recognized(1)	17,154	17,154	17,154	—	—	—
Net periodic benefit cost recognized for financial reporting(1)(2)	$18,932	$19,234	$18,960	$7,818	$8,164	$9,203

(1) Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, the Idaho portion of net periodic benefit cost is recorded as a regulatory asset and is recognized in the income statement as those costs are recovered through rates.
(2)  Of total net periodic benefit cost recognized for financial reporting $15.2 million, $16.2 million, and $16.4 million, respectively, was recognized in "Other operations and maintenance" and $11.6 million, $11.2 million, and $11.8 million, respectively, was recognized in "Other expense, net" on the consolidated statements of income of the companies for the twelve months ended December 31, 2018, 2017, and 2016.

The following table shows the components of other comprehensive income for the plans (in thousands of dollars):

	Pension Plan			SMSP
	2018	2017	2016	2018	2017	2016
Actuarial (loss) gain during the year	$(15,226)	$(26,608)	$(23,753)	$7,049	$(10,635)	$(2,933)
Plan amendment service cost	—	—	(81)	—	—	(120)
Reclassification adjustments for:
Amortization of net loss	13,558	13,190	13,331	3,788	2,963	3,532
Amortization of prior service cost	6	28	59	98	127	168
Adjustment for deferred tax effects	428	1,744	4,083	(2,815)	1,555	(253)
Adjustment due to the effects of regulation	1,234	11,646	6,361	—	—	—
Other comprehensive income recognized related to pension benefit plans	$—	$—	$—	$8,120	$(5,990)	$394

In 2019, IDACORP and Idaho Power expect to recognize as components of net periodic benefit cost $16.5 million from amortizing amounts recorded in accumulated other comprehensive income (or as a regulatory asset for the pension plan) as of December 31, 2018, relating to the pension plan and SMSP. This amount consists of $13.9 million of amortization of net loss for the pension plan and $2.5 million of amortization of net loss and $0.1 million of amortization of prior service cost for the SMSP.

The following table summarizes the expected future benefit payments of these plans (in thousands of dollars):

	2019	2020	2021	2022	2023	2023-2028
Pension Plan	$38,177	$40,287	$42,403	$44,489	$46,671	$264,707
SMSP	5,266	5,716	5,901	6,071	6,431	31,867

As of December 31, 2018, IDACORP's and Idaho Power's minimum required contributions to the pension plan are estimated to be zero in 2019. Depending on market conditions and cash flow considerations in 2019, Idaho Power could contribute up to

$40 million to the pension plan during 2019 in order to help balance the regulatory collection of these expenditures with the amount and timing of contributions and to mitigate the cost of being in an underfunded position.

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

The following table summarizes the changes in benefit obligation and plan assets (in thousands of dollars):

	2018	2017
Change in accumulated benefit obligation:
Benefit obligation at January 1	$70,051	$63,876
Service cost	1,051	973
Interest cost	2,643	2,783
Actuarial (gain) loss	(2,688)	5,769
Benefits paid(1)	(4,604)	(3,562)
Plan amendments	—	212
Benefit obligation at December 31	66,453	70,051
Change in plan assets:
Fair value of plan assets at January 1	38,294	34,999
Actual (loss) return on plan assets	(1,330)	5,112
Employer contributions(1)	1,031	1,745
Benefits paid(1)	(4,604)	(3,562)
Fair value of plan assets at December 31	33,391	38,294
Funded status at end of year (included in noncurrent liabilities)	$(33,062)	$(31,757)

(1) Contributions and benefits paid are each net of $3.1 million and $3.4 million of plan participant contributions for 2018 and 2017, respectively.

Amounts recognized in accumulated other comprehensive income consist of the following (in thousands of dollars):

	2018	2017
Net (loss) gain	$(330)	$2,777
Prior service cost	222	269
Subtotal	(108)	3,046
Less amount recognized in regulatory assets	108	(3,046)
Net amount recognized in accumulated other comprehensive income	$—	$—

The net periodic postretirement benefit cost was as follows (in thousands of dollars):

	2018	2017	2016
Service cost	$1,051	$973	$1,116
Interest cost	2,643	2,783	2,766
Expected return on plan assets	(2,467)	(2,307)	(2,474)
Immediate recognition of loss from temporary deviation(1)	4,216	—	—
Amortization of prior service cost	47	47	26
Net periodic postretirement benefit cost	$5,490	$1,496	$1,434

(1) In 2018, a loss associated with a temporary deviation from the cost-sharing provisions of the substantive plan was recognized in "Other expense, net" on the consolidated statements of income of the companies.

The following table shows the components of other comprehensive income for the plan (in thousands of dollars):

	2018	2017	2016
Actuarial loss during the year	$(1,109)	$(2,964)	$(1,600)
Prior service cost arising during the year	—	(212)	—
Reclassification adjustments for:
Immediate recognition of loss from temporary deviation(1)	4,216	—	—
Reclassification adjustments for amortization of prior service cost	47	47	26
Adjustment for deferred tax effects	270	807	615
Adjustment due to the effects of regulation	(3,424)	2,322	959
Other comprehensive income related to postretirement benefit plans	$—	$—	$—

(1) In 2018, a loss associated with a temporary deviation from the cost-sharing provisions of the substantive plan was recognized in "Other expense, net" on the consolidated statements of income of the companies.

The following table summarizes the expected future benefit payments of the postretirement benefit plan (in thousands of dollars):

	2019	2020	2021	2022	2023	2023-2027
Expected benefit payments	$5,438	$5,051	$4,894	$4,732	$4,549	$20,080

Plan Assumptions

The following table sets forth the weighted-average assumptions used at the end of each year to determine benefit obligations for all Idaho Power-sponsored pension and postretirement benefits plans:

	Pension Plan		SMSP		Postretirement Benefits
	2018	2017	2018	2017	2018	2017
Discount rate	4.55%	3.95%	4.60%	3.95%	4.60%	3.95%
Rate of compensation increase(1)	4.25%	4.17%	4.75%	4.75%	—	—
Medical trend rate	—	—	—	—	6.3%	6.8%
Dental trend rate	—	—	—	—	4.0%	4.0%
Measurement date	12/31/2018	12/31/2017	12/31/2018	12/31/2017	12/31/2018	12/31/2017

(1) The 2018 rate of compensation increase assumption for the pension plan includes an inflation component of 2.50% plus a 1.75% composite merit increase component that is based on employees' years of service. Merit salary increases are assumed to be 8.0% for employees in their first year of service and scale down to 0% for employees in their fortieth year of service and beyond.

The following table sets forth the weighted-average assumptions used to determine net periodic benefit cost for all Idaho Power-sponsored pension and postretirement benefit plans:

	Pension Plan			SMSP			Postretirement Benefits
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Discount rate	3.95%	4.45%	4.60%	3.95%	4.45%	4.60%	3.95%	4.45%	4.60%
Expected long-term rate of return on assets	7.50%	7.50%	7.50%	—	—	—	6.75%	6.75%	7.25%
Rate of compensation increase	4.25%	4.17%	4.11%	4.75%	4.75%	4.50%	—	—%	—%
Medical trend rate	—	—	—	—	—	—	6.3%	6.8%	8.3%
Dental trend rate	—	—	—	—	—	—	4.0%	4.0%	5.0%

The assumed health care cost trend rate used to measure the expected cost of health benefits covered by the postretirement plan was 6.3 percent in 2018 and is assumed to decrease to 5.7 percent in 2019, 5.1 percent in 2020, 5.1 percent in 2021 and to gradually decrease to 4.1 percent by 2076. The assumed dental cost trend rate used to measure the expected cost of dental benefits covered by the plan was 4.0 percent, or equal to the medical trend rate if lower, for all years. A one percentage point change in the assumed health care cost trend rate would have the following effects at December 31, 2018 (in thousands of dollars):

	One-Percentage-Point
	Increase	Decrease
Effect on total of cost components	$339	$(247)
Effect on accumulated postretirement benefit obligation	3,222	(2,483)

Plan Assets

Pension Asset Allocation Policy: The target allocation and actual allocations at December 31, 2018, for the pension asset portfolio by asset class is set forth below:

Asset Class	Target Allocation	Actual Allocation December 31, 2018
Debt securities	24%	26%
Equity securities	56%	56%
Real estate	7%	6%
Other plan assets	13%	12%
Total	100%	100%

Assets are rebalanced as necessary to keep the portfolio close to target allocations.

The plan’s principal investment objective is to maximize total return (defined as the sum of realized interest and dividend income and realized and unrealized gain or loss in market price) consistent with prudent parameters of risk and the liability profile of the portfolio. Emphasis is placed on preservation and growth of capital along with adequacy of cash flow sufficient to fund current and future payments to plan participants.

The three major goals in Idaho Power’s asset allocation process are to:

•	determine if the investments have the potential to earn the rate of return assumed in the actuarial liability calculations;

•
match the cash flow needs of the plan. Idaho Power sets bond allocations sufficient to cover approximately five years of benefit payments and cash allocations sufficient to cover the current year benefit payments. Idaho Power then utilizes growth instruments (equities, real estate, venture capital) to fund the longer-term liabilities of the plan; and

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

Fair Value of Plan Assets: Idaho Power classifies its pension plan and postretirement benefit plan investments using the three-level fair value hierarchy described in Note 17 - "Fair Value Measurements." The following table presents the fair value of the plans' investments by asset category (in thousands of dollars).

	Level 1	Level 2	Level 3	Total
Assets at December 31, 2018
Cash and cash equivalents	$9,717	$—	$—	$9,717
Short-term bonds	20,644	—	—	20,644
Intermediate bonds	20,595	87,646	—	108,241
Long-term bonds	—	40,857	—	40,857
Equity Securities: Large-Cap	71,176	—	—	71,176
Equity Securities: Mid-Cap	71,419	—	—	71,419
Equity Securities: Small-Cap	53,401	—	—	53,401
Equity Securities: Micro-Cap	30,387	—	—	30,387
Equity Securities: International	7,104	—	—	7,104
Equity Securities: Emerging Markets	6,519	—	—	6,519
Plan assets measured at NAV (not subject to hierarchy disclosure)
Equity Securities: Global and International				95,653
Equity Securities: Emerging Markets				29,757
Real estate				39,846
Private market investments				35,041
Commodities fund				30,842
Total	$290,962	$128,503	$—	$650,604
Postretirement plan assets(1)	$758	$32,633	$—	$33,391

	Level 1	Level 2	Level 3	Total
Assets at December 31, 2017
Cash and cash equivalents	$20,852	$—	$—	$20,852
Short-term bonds	20,475	—	—	20,475
Intermediate bonds	20,699	82,923	—	103,622
Long-term bonds	—	40,707	—	40,707
Equity Securities: Large-Cap	95,179	—	—	95,179
Equity Securities: Mid-Cap	81,127	—	—	81,127
Equity Securities: Small-Cap	62,502	—	—	62,502
Equity Securities: Micro-Cap	32,753	—	—	32,753
Equity Securities: International	6,774	—	—	6,774
Equity Securities: Emerging Markets	8,785	—	—	8,785
Plan assets measured at NAV (not subject to hierarchy disclosure)
Equity Securities: International				83,589
Equity Securities: Emerging Markets				36,255
Real estate				38,435
Private market investments				31,618
Commodities fund				35,010
Total	$349,146	$123,630	$—	$697,683
Postretirement plan assets(1)	$567	$37,727	$—	$38,294

(1) The postretirement benefits assets are primarily life insurance contracts.

For the years ended December 31, 2018 and 2017, there were no material transfers into or out of Levels 1, 2, or 3.

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

Commingled Funds: These funds, made up of the global, international, emerging markets equity securities, and commodities fund measured at NAV, are not publicly traded, and therefore no publicly quoted market price is readily available. The values of the commingled funds are presented at estimated fair value, which is determined based on the unit value of the fund. The values of these investments are calculated by the custodian for the fund company on a monthly or more frequent basis, and are based on market prices of the assets held by each of the commingled funds divided by the number of fund shares outstanding for the respective fund. The investments in commingled funds have redemption limitations that permit monthly redemption following notice requirements of 5 to 7 days.

Real Estate: Real estate holdings represent investments in commingled real estate funds. As the property interests held in these real estate funds are not frequently traded, establishing the market value of the property interests held by the fund, and the resulting unit value of fund shareholders, is based on unobservable inputs including property appraisals by the fund companies, property appraisals by independent appraisal firms, analysis of the replacement cost of the property, discounted cash flows generated by property rents and changes in property values, and comparisons with sale prices of similar properties in similar markets. These real estate funds also furnish annual audited financial statements that are also used to further validate the information provided. Redemptions are generally available on a quarterly basis, with 10 to 35 days written notice, depending on the individual fund. If the fund has sufficient liquidity, the redemption will be processed at the fund NAV or the fund’s estimate of fair value at the end of the quarter. If the fund does not have sufficient liquidity to honor the full redemption, the remainder will be set for redemption the following quarter on a pro-rata basis with other redemption requests. This same process will repeat until the redemption request has been completed. To protect other fund holders, real estate funds have no duty to liquidate or encumber funds to meet redemption requests.

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

Employee Savings Plan

Idaho Power has a defined contribution plan designed to comply with Section 401(k) of the Internal Revenue Code and that covers substantially all employees. Idaho Power matches specified percentages of employee contributions to the plan. Matching annual contributions were approximately $7.7 million, $7.4 million, and $7.5 million in 2018, 2017, and 2016, respectively.

Post-employment Benefits

Idaho Power provides certain benefits to former or inactive employees, their beneficiaries, and covered dependents after employment but before retirement, in addition to the health care benefits required under the Consolidated Omnibus Budget Reconciliation Act. These benefits include salary continuation, health care and life insurance for those employees found to be disabled under Idaho Power’s disability plans, and health care for surviving spouses and dependents. Idaho Power accrues a liability for such benefits. The post-employment benefits included in other deferred credits on both IDACORP’s and Idaho Power’s consolidated balance sheets at December 31, 2018, and 2017, were approximately $2 million.

13. PROPERTY, PLANT AND EQUIPMENT AND JOINTLY-OWNED PROJECTS

The following table presents the major classifications of Idaho Power’s utility plant in service, annual depreciation provisions as a percent of average depreciable balance, and accumulated provision for depreciation for the years ended December 31, 2018 and 2017 (in thousands of dollars):

	2018		2017
	Balance	Avg Rate	Balance	Avg Rate
Production	$2,654,201	3.10%	$2,598,940	3.07%
Transmission	1,201,092	1.89%	1,163,240	1.94%
Distribution	1,792,284	2.24%	1,710,126	2.44%
General and Other	456,279	6.40%	433,856	6.01%
Total in service	6,103,856	2.84%	5,906,162	2.87%
Accumulated provision for depreciation	(2,210,781)		(2,098,274)
In service - net	$3,893,075		$3,807,888

At December 31, 2018, Idaho Power's construction work in progress balance of $480.3 million included relicensing costs of $297.0 million for the HCC, Idaho Power's largest hydroelectric complex. In 2018, 2017, and 2016, the IPUC authorized Idaho Power to include in its Idaho jurisdiction rates $6.5 million annually ($8.8 million when grossed-up for the effect of income taxes in 2018 and $10.7 million when grossed-up for the effect of income taxes in 2017 and 2016 prior to income tax reform described in Note 2 - "Income Taxes") of AFUDC relating to the HCC relicensing project. Collecting these amounts will reduce the amount collected in the future once the HCC relicensing costs are approved for recovery in base rates. At December 31, 2018, Idaho Power's regulatory liability for collection of AFUDC relating to the HCC was $135.1 million.

Idaho Power's ownership interest in three jointly-owned generating facilities is included in the table above. Under the joint operating agreements for these facilities, each participating utility is responsible for financing its share of construction, operating, and leasing costs. Idaho Power's proportionate share of operating expenses for each facility is included in the Consolidated Statements of Income. These jointly-owned facilities, including balance sheet amounts and the extent of Idaho Power’s participation, were as follows at December 31, 2018 (in thousands of dollars):

Name of Plant	Location	Utility Plant in Service	Construction Work in Progress	Accumulated Provision for Depreciation	Ownership %	MW(1)
Jim Bridger units 1-4	Rock Springs, WY	$733,451	$5,141	$334,731	33	771
Boardman	Boardman, OR	82,459	4	74,748	10	64
Valmy units 1 and 2	Winnemucca, NV	410,947	248	279,643	50	284

(1) Idaho Power’s share of nameplate capacity.

IERCo, Idaho Power’s wholly-owned subsidiary, is a joint venturer in BCC. Idaho Power’s coal purchases from the joint venture were $81.8 million in 2018, $86.4 million in 2017, and $92.9 million in 2016.

Idaho Power has contracts to purchase the energy from four PURPA qualifying facilities that are 50 percent owned by Ida-West. Idaho Power’s power purchases from these facilities were $9.7 million in 2018, $9.8 million in 2017, and $7.8 million in 2016.

IDACORP's consolidated VIE, Marysville, owns a hydroelectric plant with a net book value of $15.2 million and $15.7 million at December 31, 2018 and 2017, respectively.

14. ASSET RETIREMENT OBLIGATIONS (ARO)

The guidance relating to accounting for AROs requires that legal obligations associated with the retirement of property, plant, and equipment be recognized as a liability at fair value when incurred and when a reasonable estimate of the fair value of the liability can be made. Under the guidance, when a liability is initially recorded, the entity increases the carrying amount of the related long-lived asset to reflect the future retirement cost. Over time, the liability is accreted to its estimated settlement value and paid, and the capitalized cost is depreciated over the useful life of the related asset. If, at the end of the asset’s life, the recorded liability differs from the actual obligations paid, a gain or loss would be recognized. As a rate-regulated entity, Idaho Power records regulatory assets or liabilities instead of accretion, depreciation, and gains or losses, as approved by the IPUC. The regulatory assets recorded under this order do not earn a return on investment. Accretion, depreciation, and gains or losses related to the Boardman generating facility are exempted from such regulatory treatment as Idaho Power is now collecting amounts related to the decommissioning of Boardman in rates.

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

Idaho Power also collect removal costs in rates for certain assets that do not have associated AROs. Idaho Power is required to classify these removal costs as regulatory liabilities, see Note 3 - "Regulatory Matters" for the removal costs recorded as regulatory liabilities on IDACORP’s and Idaho Power’s consolidated balance sheets as of December 31, 2018 and 2017.

The following table presents the changes in the carrying amount of AROs (in thousands of dollars):

	2018	2017
Balance at beginning of year	$26,415	$26,257
Accretion expense	1,055	1,015
Revisions in estimated cash flows	(751)	(791)
Liability incurred	129	—
Liability settled	(56)	(66)
Balance at end of year	$26,792	$26,415

15. INVESTMENTS

The table below summarizes IDACORP’s and Idaho Power’s investments as of December 31 (in thousands of dollars):

	2018	2017
Idaho Power investments:
Bridger Coal Company (equity method investment)	$49,878	$68,566
Exchange traded short-term bond funds and cash equivalents	36,471	30,249
Executive deferred compensation plan investments	17	17
Total Idaho Power investments	86,366	98,832
Investments in affordable housing (IDACORP Financial Services)	3,446	5,521
Ida-West joint ventures (equity method investments)	11,366	11,345
Total IDACORP investments	$101,178	$115,698

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

	2018	2017	2016
Bridger Coal Company (Idaho Power)	$10,712	$9,267	$10,855
Ida-West joint ventures	1,737	2,107	2,016
Total	$12,449	$11,374	$12,871

Investments in Equity Securities

Investments in securities classified as available-for-sale securities are reported at fair value. Any unrealized gains or losses on available-for-sale securities are included in income, as the fair value option has been elected for these instruments. Unrealized gains and losses on available-for-sale securities were immaterial at December 31, 2018 and December 31, 2017. The following table summarizes sales of available-for-sale securities (in thousands of dollars):

	2018	2017	2016
Proceeds from sales	$5,007	$4,989	$15,693
Gross realized gains from sales	—	—	54

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

16. DERIVATIVE FINANCIAL INSTRUMENTS

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

The table below presents the gains and losses on derivatives not designated as hedging instruments for the years ended December 31, 2018, 2017, and 2016 (in thousands of dollars):

	Location of Realized Gain/(Loss) on Derivatives Recognized in Income	Gain/(Loss) on Derivatives Recognized in Income(1)
		2018	2017	2016
Financial swaps	Operating revenues	$1,316	$902	$1,405
Financial swaps	Purchased power	7,828	166	586
Financial swaps	Fuel expense	22,563	701	(1,947)
Financial swaps	Other operations and maintenance	118	(84)	(161)
Forward contracts	Operating revenues	41	55	(54)
Forward contracts	Purchased power	(54)	(69)	86
Forward contracts	Fuel expense	(186)	4	139

(1) Excludes unrealized gains or losses on derivatives, which are recorded on the balance sheet as regulatory assets or regulatory liabilities.

Settlement gains and losses on electricity swap contracts are recorded on the income statement in revenues from contracts with customers or purchased power depending on the forecasted position being economically hedged by the derivative contract. Settlement gains and losses on contracts for natural gas are reflected in fuel expense. Settlement gains and losses on diesel derivatives are recorded in other operations and maintenance expense. See Note 17 - "Fair Value Measurements" for additional information concerning the determination of fair value for Idaho Power’s assets and liabilities from price risk management activities.

Derivative Instrument Summary

The table below presents the fair values and locations of derivative instruments not designated as hedging instruments recorded on the balance sheets and reconciles the gross amounts of derivatives recognized as assets and as liabilities to the net amounts presented in the balance sheets at December 31, 2018 and 2017 (in thousands of dollars):

		Asset Derivatives				Liability Derivatives
	Balance Sheet Location	Gross Fair Value	Amounts Offset		Net Assets	Gross Fair Value	Amounts Offset		Net Liabilities

December 31, 2018
Current:
Financial swaps	Other current assets	$4,639	$(984)	(1)	$3,655	$938	$(938)		$—
Financial swaps	Other current liabilities	—	—		—	806	—		806
Forward contracts	Other current liabilities	—	—		—	104	—		104
Long-term:
Financial swaps	Other liabilities	—	—		—	64	—		64
Total		$4,639	$(984)		$3,655	$1,912	$(938)		$974

December 31, 2017
Current:
Financial swaps	Other current assets	$18	$—		$18	$—	$—		$—
Financial swaps	Other current liabilities	553	(553)		—	1,971	(748)	(2)	1,223
Forward contracts	Other current liabilities	—	—		—	2	—		2
Long-term:
Financial swaps	Other assets	4	—		4	—	—		—
Total		$575	$(553)		$22	$1,973	$(748)		$1,225

(1) Current asset derivative amounts offset include $45 thousand of collateral payable for the period ending December 31, 2018.
(2) Current liability derivative amounts offset include $196 thousand of collateral receivable for the period ending December 31, 2017.

The table below presents the volumes of derivative commodity forward contracts and swaps outstanding at December 31, 2018 and 2017 (in thousands of units):

		December 31,
Commodity	Units	2018	2017
Electricity purchases	MWh	52	312
Electricity sales	MWh	39	224
Natural gas purchases	MMBtu	7,514	7,028
Natural gas sales	MMBtu	446	140

Credit Risk

At December 31, 2018, Idaho Power did not have material credit risk exposure from financial instruments, including derivatives. Idaho Power monitors credit risk exposure through reviews of counterparty credit quality, corporate-wide counterparty credit exposure, and corporate-wide counterparty concentration levels. Idaho Power manages these risks by establishing credit and concentration limits on transactions with counterparties and requiring contractual guarantees, cash deposits, or letters of credit from counterparties or their affiliates, as deemed necessary. Idaho Power’s physical power contracts are commonly under WSPP, Inc. agreements, physical gas contracts are usually under North American Energy Standards Board contracts, and financial transactions are usually under International Swaps and Derivatives Association, Inc. contracts. These contracts contain adequate assurance clauses requiring collateralization if a counterparty has debt that is downgraded below investment grade by at least one rating agency.

Credit-Contingent Features

Certain of Idaho Power's derivative instruments contain provisions that require Idaho Power's unsecured debt to maintain an investment grade credit rating from Moody's Investors Service and Standard & Poor's Ratings Services. If Idaho Power's unsecured debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position at December 31, 2018, was $1.9 million. Idaho Power posted no cash collateral related to this amount. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2018, Idaho Power would have been required to pay or post collateral to its counterparties up to an additional $7.8 million to cover open liability positions as well as completed transactions that have not yet been paid.

17. FAIR VALUE MEASUREMENTS

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

IDACORP’s and Idaho Power’s assessment of a particular input's significance to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy. An item recorded at fair value is reclassified among levels when changes in the nature of valuation inputs cause the item to no longer meet the criteria for the level in which it was previously categorized. There were no transfers between levels or material changes in valuation techniques or inputs during the years ended December 31, 2018 and 2017.

The following table presents information about IDACORP’s and Idaho Power’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017 (in thousands of dollars):

	December 31, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and commercial paper
IDACORP(1)	$97,833	$—	$—	$97,833	$28,038	$—	$—	$28,038
Idaho Power	79,228	—	—	79,228	10,260	—	—	10,260
Derivatives	3,655	—	—	3,655	22	—	—	22
Equity securities	36,488	—	—	36,488	30,266	—	—	30,266
Liabilities:
Derivatives	$870	$104	$—	$974	$1,223	$2	$—	$1,225

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

The table below presents the carrying value and estimated fair value of financial instruments that are not reported at fair value, as of December 31, 2018 and 2017, using available market information and appropriate valuation methodologies (in thousands).

	December 31, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(thousands of dollars)
IDACORP
Assets:
Notes receivable(1)	$3,804	$3,804	$3,804	$3,804
Liabilities:
Long-term debt(1)	1,834,788	1,942,773	1,746,123	1,915,459
Idaho Power
Liabilities:
Long-term debt(1)	$1,834,788	$1,942,773	$1,746,123	$1,915,459

(1) Notes receivable and long-term debt are categorized as Level 3 and Level 2, respectively, of the fair value hierarchy, as defined earlier in this Note 17 - "Fair Value Measurements."

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

18. SEGMENT INFORMATION

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

The table below summarizes the segment information for IDACORP’s utility operations and the total of all other segments, and reconciles this information to total enterprise amounts (in thousands):

	Utility Operations	All Other	Eliminations	Consolidated Total
2018
Revenues	$1,366,582	$4,170	$—	$1,370,752
Operating income	295,256	1,666	—	296,922
Other income, net	11,646	(1)	—	11,645
Interest income	8,923	1,573	(655)	9,841
Equity-method income	10,712	1,737	—	12,449
Interest expense	85,891	712	(655)	85,948
Income before income taxes	240,646	4,263	—	244,909
Income tax expense (benefit)	18,312	(926)	—	17,386
Income attributable to IDACORP, Inc.	222,334	4,467	—	226,801
Total assets	6,254,400	163,540	(35,186)	6,382,754
Expenditures for long-lived assets	277,823	30	—	277,853

	Utility Operations	All Other	Eliminations	Consolidated Total
2017
Revenues	$1,344,893	$4,593	$—	$1,349,486
Operating income	313,602	1,943	—	315,545
Other income, net	12,356	191	—	12,547
Interest income	6,044	295	(211)	6,128
Equity-method income	9,267	2,107	—	11,374
Interest expense	83,660	297	(211)	83,746
Income before income taxes	257,609	4,239	—	261,848
Income tax expense (benefit)	51,262	(2,602)	—	48,660
Income attributable to IDACORP, Inc.	206,347	6,072	—	212,419
Total assets	5,995,435	143,696	(93,726)	6,045,405
Expenditures for long-lived assets	285,471	17	—	285,488

2016
Revenues	$1,259,353	$2,667	$—	$1,262,020
Operating income	277,297	6,285	—	283,582
Other income, net	15,852	6	—	15,858
Interest income	4,235	127	(121)	4,241
Equity-method income	10,855	2,016	—	12,871
Interest expense	81,812	344	(121)	82,035
Income before income taxes	226,427	8,090	—	234,517
Income tax expense (benefit)	37,185	(756)	—	36,429
Income attributable to IDACORP, Inc.	189,242	9,046	—	198,288
Total assets	6,236,744	73,137	(19,984)	6,289,897
Expenditures for long-lived assets	296,948	2	—	296,950

19. OTHER INCOME AND EXPENSE

The following table presents the components of IDACORP’s other expense, net and Idaho Power's other expense, net (in thousands of dollars):

IDACORP	2018	2017	2016
Interest and dividend income, net	$5,605	$3,872	$4,466
Carrying charges on regulatory assets	4,075	2,310	2,082
Pension and postretirement non-service costs(1)	(15,781)	(11,194)	(11,806)
Income from life insurance investments	2,779	2,090	2,588
Other income	455	813	738
Total other expense, net	$(2,867)	$(2,109)	$(1,932)

Idaho Power
Interest and dividend income, net	$4,688	$3,787	$4,460
Carrying charges on regulatory assets	4,075	2,310	2,082
Pension and postretirement non-service costs(1)	(15,781)	(11,194)	(11,806)
Income from life insurance investments	2,779	2,090	2,588
Other expense	(1,612)	(1,749)	(1,871)
Total other expense, net	$(5,851)	$(4,756)	$(4,547)

(1) The 2018 pension and postretirement non-service costs includes $4.2 million of expense for a temporary deviation from the cost-sharing provisions of the substantive postretirement plan as described in Note 12 - "Benefit Plans."

20. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income includes net income and amounts related to the SMSP. The table below presents changes in components of accumulated other comprehensive income (AOCI), net of tax, during the years ended December 31, 2018, 2017, and 2016 (in thousands of dollars). Items in parentheses indicate reductions to AOCI.

	Year Ended December 31,
	2018	2017	2016
Defined benefit pension items
Balance at beginning of period	$(30,964)	$(20,882)	$(21,276)
Other comprehensive income before reclassifications	5,234	(7,872)	(1,859)
Amounts reclassified out of AOCI to net income	2,886	1,882	2,253
Net current-period other comprehensive income	8,120	(5,990)	394
Cumulative effect of change in accounting principle(1)	—	(4,092)	—
Balance at end of period	$(22,844)	$(30,964)	$(20,882)

(1) The cumulative effect of change in accounting principle relates to the 2017 adoption of ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220).

The table below presents the effects on net income of amounts reclassified out of components of AOCI and the income statement location of those amounts reclassified during the years ended December 31, 2018, 2017, and 2016 (in thousands of dollars). Items in parentheses indicate increases to net income.

	Amount Reclassified from AOCI
	Year Ended December 31,
	2018	2017	2016
Amortization of defined benefit pension items(1)
Prior service cost	$98	$127	$168
Net loss	3,788	2,963	3,532
Total before tax	3,886	3,090	3,700
Tax benefit(2)	(1,000)	(1,208)	(1,447)
Net of tax	2,886	1,882	2,253
Total reclassification for the period	$2,886	$1,882	$2,253

(1) Amortization of these items is included in IDACORP's consolidated income statements in other operating expenses and in Idaho Power's consolidated income statements in other expense, net.
(2) The tax benefit is included in income tax expense in the consolidated income statements of both IDACORP and Idaho Power.

21. RELATED PARTY TRANSACTIONS

IDACORP: Idaho Power performs corporate functions such as financial, legal, and management services for IDACORP and its subsidiaries. Idaho Power charges IDACORP for the costs of these services based on service agreements and other specifically identified costs. For these services, Idaho Power billed IDACORP $0.7 million in both 2018 and 2017 and $0.8 million in 2016.

At December 31, 2018 and 2017, Idaho Power had a $1.9 million and $57.3 million payable to IDACORP, respectively, which was included in its accounts payable to affiliates balance on its consolidated balance sheets. In 2018, Idaho Power paid IDACORP certain estimated income taxes that had been accrued at December 31, 2017.

Ida-West: Idaho Power purchases all of the power generated by four of Ida-West’s hydroelectric projects located in Idaho. Idaho Power paid Ida-West $9.7 million in 2018, $9.8 million in 2017, and $7.8 million in 2016 for that power.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of IDACORP, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IDACORP, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the schedules listed in the Index at Item 8 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Boise, Idaho
February 21, 2019

We have served as the Company's auditor since 1932.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Idaho Power Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Idaho Power Company and subsidiary (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, retained earnings, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 8 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Boise, Idaho
February 21, 2019

 We have served as the Company's auditor since 1932.

SUPPLEMENTAL FINANCIAL INFORMATION, UNAUDITED

QUARTERLY FINANCIAL DATA

The following unaudited information is presented for each quarter of 2018 and 2017 (in thousands of dollars, except for per share amounts). In the opinion of each company, all adjustments necessary for a fair statement of such amounts for such periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Accordingly, earnings information for any three-month period should not be considered as a basis for estimating operating results for a full fiscal year. Amounts are based upon quarterly statements and the sum of the quarters may not equal the annual amount reported.

	Quarter Ended
	March 31	June 30	September 30	December 31
IDACORP, Inc.
2018
Revenues	$310,107	$339,952	$408,801	$311,892
Operating income	50,589	82,835	115,233	48,265
Net income	36,111	62,593	102,591	26,228
Net income attributable to IDACORP, Inc.	36,142	62,288	102,231	26,140
Basic earnings per share	$0.72	$1.24	$2.03	$0.52
Diluted earnings per share	$0.72	$1.23	$2.02	$0.52
2017
Revenues	$302,544	$333,006	$408,324	$305,612
Operating income(1)	53,627	81,907	123,707	56,304
Net income	33,006	50,096	91,076	39,010
Net income attributable to IDACORP, Inc.	33,102	49,831	90,634	38,852
Basic earnings per share	$0.66	$0.99	$1.80	$0.77
Diluted earnings per share	$0.66	$0.99	$1.80	$0.77
Idaho Power Company
2018
Revenues	$309,461	$338,699	$407,355	$311,067
Income from operations	51,120	82,659	114,963	48,581
Net income	35,857	60,637	100,194	25,646
2017
Revenues	$301,964	$331,768	$406,655	$304,506
Income from operations(1)	54,350	81,777	123,293	56,554
Net income	32,482	48,381	88,329	37,155
(1) Operating income in 2017 reflects the 2018 adoption of Accounting Standards Update 2017-07. Retrospective adjustments were made to prior periods to conform with current period presentation. For additional information, refer to Note 1 - "Summary of Significant Accounting Policies" to the consolidated financial statements included in this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures - IDACORP, Inc.

The Chief Executive Officer and Chief Financial Officer of IDACORP, Inc., based on their evaluation of IDACORP, Inc.’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2018, have concluded that IDACORP, Inc.’s disclosure controls and procedures are effective as of that date.

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

IDACORP’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2018. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on its assessment, management concluded that, as of December 31, 2018, IDACORP’s internal control over financial reporting is effective based on those criteria.

IDACORP’s independent registered public accounting firm has audited the financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2018 and issued a report, which appears on the next page and expresses an unqualified opinion on the effectiveness of IDACORP’s internal control over financial reporting as of December 31, 2018.

February 21, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of IDACORP, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of IDACORP, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2018 of the Company and our report dated February 21, 2019 expressed an unqualified opinion on those financial statements and financial statement schedules.

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
February 21, 2019

Disclosure Controls and Procedures - Idaho Power Company

The Chief Executive Officer and Chief Financial Officer of Idaho Power Company, based on their evaluation of Idaho Power Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2018, have concluded that Idaho Power Company's disclosure controls and procedures are effective as of that date.

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

Idaho Power’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2018. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on its assessment, management concluded that, as of December 31, 2018, Idaho Power’s internal control over financial reporting is effective based on those criteria.

Idaho Power’s independent registered public accounting firm has audited the financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2018 and issued a report which appears on the next page and expresses an unqualified opinion on the effectiveness of Idaho Power’s internal control over financial reporting as of December 31, 2018.

February 21, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and Board of Directors of Idaho Power Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Idaho Power Company and subsidiary (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2018 of the Company and our report dated February 21, 2019 expressed an unqualified opinion on those financial statements and financial statement schedule.

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
February 21, 2019

Changes in Internal Control Over Financial Reporting - IDACORP, Inc. and Idaho Power Company

There have been no changes in IDACORP, Inc.’s or Idaho Power Company’s internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, IDACORP, Inc.’s or Idaho Power Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The portions of IDACORP’s definitive proxy statement appearing under the captions “Proposal No. 1: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board of Directors - Committees of the Board of Directors - Audit Committee,” “Corporate Governance at IDACORP - Codes of Business Conduct,” and "Corporate Governance at IDACORP - Certain Relationships and Related Transactions" to be filed pursuant to Regulation 14A for the 2019 annual meeting of shareholders are hereby incorporated by reference.

Information regarding IDACORP’s executive officers required by this item appears in Item 1 of this report under “Executive Officers of the Registrants.”

ITEM 11. EXECUTIVE COMPENSATION

The portion of IDACORP’s definitive proxy statement appearing under the caption “Executive Compensation” to be filed pursuant to Regulation 14A for the 2019 annual meeting of shareholders is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The portion of IDACORP’s definitive proxy statement appearing under the caption “Security Ownership of Directors, Executive Officers, and Five-Percent Shareholders” to be filed pursuant to Regulation 14A for the 2019 annual meeting of shareholders is hereby incorporated by reference. The table below includes information as of December 31, 2018, with respect to the IDACORP 2000 Long-Term Incentive and Compensation Plan (LTICP) pursuant to which equity securities of IDACORP may be issued.

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	139,353	(1)	$—	(2)	720,408	(3)
Equity compensation plans not approved by shareholders	—		$—		—
Total	139,353		$—		720,408

(1) Represents shares subject to outstanding time-based restricted stock units and performance-based restricted stock units (at target).
(2) Time-based restricted stock units and performance-based restricted stock units have no exercise price.
(3) Shares under the LTICP may be issued in connection with stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, or other equity-based awards. The number of shares listed in this column excludes (i) issued but unvested performance-based restricted shares and (ii) issued but unvested time-based restricted shares, in both cases as of December 31, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The portions of IDACORP’s definitive proxy statement appearing under the captions “Certain Relationships and Related Transactions” and “Corporate Governance at IDACORP – Director Independence and Executive Sessions” to be filed pursuant to Regulation 14A for the 2019 annual meeting of shareholders are hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

IDACORP: The portion of IDACORP’s definitive proxy statement appearing under the caption “Independent Accountant Billings” in the proxy statement to be filed pursuant to Regulation 14A for the 2019 annual meeting of shareholders is hereby incorporated by reference.

Idaho Power: The table below presents the aggregate fees of Idaho Power's principal independent registered public accounting firm, Deloitte & Touche LLP, billed or is expected to bill to Idaho Power for the fiscal years ended December 31, 2018 and 2017:

	2018	2017
Audit fees	$1,437,100	$1,379,000
Audit-related fees(1)	29,550	39,400
Tax fees(2)	26,125	40,000
All other fees(3)	1,895	2,000
Total	$1,494,670	$1,460,400

(1) Includes accounting-related consultation services.
(2) Includes fees for consultation related to tax planning and accounting.
(3) Accounting research tool subscription.

Policy on Audit Committee Pre-Approval:

Idaho Power and the Audit Committee are committed to ensuring the independence of the independent registered public accounting firm, both in fact and in appearance. In this regard, the Audit Committee has established and periodically reviews a pre-approval policy for audit and non-audit services. For 2018 and 2017, all audit and non-audit services and all fees paid in connection with those services were pre-approved by the Audit Committee.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) and (2) Refer to Part II, Item 8 - “Financial Statements and Supplementary Data” for a complete listing of consolidated financial statements and financial statement schedules.

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
	File number 1-3198, Form 8-K filed on 6/18/10, as Exhibit 4, Forty-sixth, June 1, 2010
	File number 1-3198, Form 8-K filed on 7/12/2013, as Exhibit 4.1, Forty-seventh, July 1, 2013
	File number 1-3198, Form 8-K filed on 9/27/2016, as Exhibit 4.1, Forty-eighth, September 1, 2016
4.3	Instruments relating to Idaho Power Company American Falls bond guarantee (see Exhibit 10.16)	10-Q	1-3198	4(b)	8/4/2000
4.4	Agreement of Idaho Power Company to furnish certain debt instruments	S-3	33-65720*	4(f)	7/7/1993
4.5	Agreement of IDACORP, Inc. to furnish certain debt instruments	10-Q	1-14465	4(c)(ii)	11/6/2003
4.6	Agreement and Plan of Merger dated March 10, 1989, between Idaho Power Company, a Maine corporation, and Idaho Power Migrating Corporation	S-3 Post-Effective Amend. No. 2	33-00440*	2(a)(iii)	6/30/1989
4.7	Indenture for Senior Debt Securities dated as of February 1, 2001, between IDACORP, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as trustee	8-K	1-14465	4.1	2/28/2001
4.8	First Supplemental Indenture dated as of February 1, 2001 to Indenture for Senior Debt Securities dated as of February 1, 2001 between IDACORP, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as trustee	8-K	1-14465	4.2	2/28/2001
4.9	Indenture for Debt Securities dated as of August 1, 2001 between Idaho Power Company and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as trustee	S-3	333-67748	4.13	8/16/2001
4.10	Idaho Power Company Instrument of Further Assurance relating to Mortgage and Deed of Trust, dated as of August 3, 2010	10-Q	1-3198	4.12	8/5/2010
10.1	Amended and Restated Agreement for the Operation of the Jim Bridger Project, dated December 11, 2014, between Idaho Power Company and PacifiCorp	10-K	1-14465, 1-3198	10.4	2/19/2015
10.2	Amended and Restated Agreement for the Ownership of the Jim Bridger Project, dated December 11, 2014, between Idaho Power Company and PacifiCorp	10-K	1-14465, 1-3198	10.5	2/19/2015
10.3	Framework Agreement, dated October 1, 1984, between the State of Idaho and Idaho Power Company relating to Idaho Power Company's Swan Falls and Snake River water rights	S-3	33-65720*	10(h)	7/7/1993
10.4	Agreement, dated October 25, 1984, between the State of Idaho and Idaho Power Company, relating to the agreement filed as Exhibit 10.3	S-3	33-65720*	10(h)(i)	7/7/1993

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith
10.5	Contract to Implement, dated October 25, 1984, between the State of Idaho and Idaho Power Company, relating to the agreement filed as Exhibit 10.3	S-3	33-65720*	10(h)(ii)	7/7/1993
10.6	Settlement Agreement, dated March 25, 2009, between the State of Idaho and Idaho Power Company relating to the agreement filed as Exhibit 10.3	10-Q	1-14465*	10.58	5/7/2009
10.7
Agreement Regarding the Ownership, Construction, Operation and Maintenance of the Milner Hydroelectric Project (FERC No. 2899), dated January 22, 1990, between Idaho Power Company and the Twin Falls Canal Company and the Northside Canal Company Limited
		S-3	33-65720*	10(m)	7/7/1993
10.8	Credit Agreement, dated November 6, 2015, among IDACORP, Inc., Wells Fargo Bank, National Association, as administrative agent, swingline lender, and LC issuer, JPMorgan Chase Bank, N.A., as syndication agent and LC issuer, KeyBank National Association and MUFG Union Bank, N.A., as documentation agents and LC Issuers, and Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, Keybanc Capital Markets Inc., and MUFG Union Bank, N.A. as joint lead arrangers and joint book runners, and the other lenders named therein	8-K	1-14465, 1-3198	10.1	11/9/2015
10.9	Credit Agreement, dated November 6, 2015, among Idaho Power Company, Wells Fargo Bank, National Association, as administrative agent, swingline lender, and LC issuer, JPMorgan Chase Bank, N.A., as syndication agent and LC issuer, KeyBank National Association and MUFG Union Bank, N.A., as documentation agents and LC Issuers, and Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, Keybanc Capital Markets, Inc., and MUFG Union Bank, N.A. as joint lead arrangers and joint book runners, and the other lenders named therein	8-K	1-14465, 1-3198	10.2	11/9/2015
10.10	Letter Agreement, effective as of November 7, 2016, among IDACORP, Inc., Wells Fargo Bank, National Association, as administrative agent, swingline lender, and LC issuer, JPMorgan Chase Bank, N.A., as syndication agent and LC issuer, KeyBank National Association and MUFG Union Bank, N.A., as documentation agents and LC Issuers, and Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, Keybanc Capital Markets Inc., and MUFG Union Bank, N.A. as joint lead arrangers and joint book runners, and the other lenders named therein, extending term of Credit Agreement	10-K	1-14465, 1-3198	10.20	2/23/2017
10.11	Letter Agreement, effective as of November 7, 2016, among Idaho Power Company, Wells Fargo Bank, National Association, as administrative agent, swingline lender, and LC issuer, JPMorgan Chase Bank, N.A., as syndication agent and LC issuer, KeyBank National Association and MUFG Union Bank, N.A., as documentation agents and LC Issuers, and Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, Keybanc Capital Markets, Inc., and MUFG Union Bank, N.A. as joint lead arrangers and joint book runners, and the other lenders named therein, extending term of Credit Agreement	10-K	1-14465, 1-3198	10.21	2/23/2017
10.12	Letter Agreement, effective as of November 7, 2017, among IDACORP, Inc., Wells Fargo Bank, National Association, as administrative agent, swingline lender, and LC issuer, JPMorgan Chase Bank, N.A., as syndication agent and LC issuer, KeyBank National Association and MUFG Union Bank, N.A., as documentation agents and LC Issuers, and Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, Keybanc Capital Markets, Inc. and MUFG Union Bank, N.A. as joint lead arrangers and joint book runners, and the other lenders named therein, extending the term of the Credit Agreement	10-K	1-14465, 1-3198	10.12	2/22/2018

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith
10.13	Letter Agreement, effective as of November 7, 2017, among Idaho Power Company, Wells Fargo Bank, National Association, as administrative agent, swingline lender, and LC issuer, JPMorgan Chase Bank, N.A., as syndication agent and LC issuer, KeyBank National Association and MUFG Union Bank, N.A., as documentation agents and LC Issuers, and Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, Keybanc Capital Markets, Inc. and MUFG Union Bank, N.A. as joint lead arrangers and joint book runners, and the other lenders named therein, extending the term of the Credit Agreement	10-K	1-14465, 1-3198	10.13	2/22/2018
10.14	Loan Agreement, dated October 1, 2006, between Sweetwater County, Wyoming and Idaho Power Company	8-K	1-3198	10.1	10/10/2006
10.15	Guaranty Agreement, dated February 10, 1992, between Idaho Power Company and New York Life Insurance Company, as Note Purchaser, relating to $11,700,000 Guaranteed Notes due 2017 of Milner Dam Inc.	S-3	33-65720*	10(m)(i)	7/7/1993
10.16
Guaranty Agreement, dated April 11, 2000, between Idaho Power Company and Bank One Trust Company, N.A., as Trustee, relating to $19,885,000 American Falls Replacement Dam Refinancing Bonds of the American Falls Reservoir District, Idaho
		10-Q	1-3198	10(c)	8/4/2000
10.17[1]	Idaho Power Company Security Plan for Senior Management Employees I, amended and restated effective December 31, 2004, and as further amended November 20, 2008	10-K	1-14465, 1-3198	10.15	2/26/2009
10.18[1]	Amendment, dated September 19, 2012, to the Idaho Power Company Security Plan for Senior Management Employees I	10-Q	1-14465, 1-3198	10.62	11/1/2012
10.19[1]	Idaho Power Company Security Plan for Senior Management Employees II, as amended and restated February 8, 2017	10-K	1-14465, 1-3198	10.31	2/23/2017
10.20[1]	Amendment to the Idaho Power Company Security Plan for Senior Management Employees II, as amended May 17, 2017	10-Q	1-14465, 1-3198	10.1	8/3/2017
10.21[1]	Idaho Power Company Security Plan for Board of Directors - a non-qualified deferred compensation plan, as amended and restated effective July 20, 2006	10-Q	1-14465, 1-3198	10(h)(viii)	11/2/2006
10.22[1]	IDACORP, Inc. Non-Employee Directors Stock Compensation Plan, as amended November 16, 2017	10-K	1-14465, 1-3198	10.22	2/22/2018
10.23[1]	Form of Officer Indemnification Agreement between IDACORP, Inc. and Officers of IDACORP, Inc. and Idaho Power Company, as amended July 20, 2006	10-Q	1-14465, 1-3198	10(h)(xix)	11/2/2006
10.24[1]	Form of Director Indemnification Agreement between IDACORP, Inc. and Directors of IDACORP, Inc., as amended July 20, 2006	10-Q	1-14465, 1-3198	10(h)(xx)	11/2/2006
10.25[1]	Form of Amended and Restated Change in Control Agreement between IDACORP, Inc. and Officers of IDACORP and Idaho Power Company (senior vice president and higher), approved November 20, 2008	10-K	1-14465, 1-3198	10.24	2/26/2009
10.26[1]	Form of Amended and Restated Change in Control Agreement between IDACORP, Inc. and Officers of IDACORP and Idaho Power Company (below senior vice president), approved November 20, 2008	10-K	1-14465, 1-3198	10.25	2/26/2009
10.27[1]	Form of Amended and Restated Change in Control Agreement between IDACORP, Inc. and Officers of IDACORP, Inc. and Idaho Power Company, approved March 17, 2010	8-K	1-14465, 1-3198	10.1	3/24/2010
10.28[1]	IDACORP, Inc. and/or Idaho Power Company Executive Officers with Amended and Restated Change in Control Agreements chart, as of February 19, 2019					X
10.29[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan, as amended and restated February 9, 2017	10-K	1-14465, 1-3198	10.41	2/23/2017
10.30[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Restricted Unit Award Agreement (Time Vesting)					X

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith
10.31[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Performance Unit Award Agreement (Performance with Total Shareholder Return Goal)					X
10.32[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Performance Unit Award Agreement (Performance with Cumulative Earnings Per Share Goal)					X
10.33[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Restricted Unit Award Agreement (Time Vesting) (For 2017 and 2018 Outstanding Awards)	10-K	1-14465, 1-3198	10.42	2/23/2017
10.34[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Performance Unit Award Agreement (Performance with Total Shareholder Return Goal) (For 2017 and 2018 Outstanding Awards)	10-K	1-14465, 1-3198	10.43	2/23/2017
10.35[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Performance Unit Award Agreement (Performance with Cumulative Earnings Per Share Goal) (For 2017 and 2018 Outstanding Awards)	10-K	1-14465, 1-3198	10.44	2/23/2017
10.36[1]	IDACORP, Inc. Executive Incentive Plan, as amended and restated November 14, 2018					X
10.37[1]	Idaho Power Company Executive Deferred Compensation Plan, effective November 15, 2000, as amended November 20, 2008	10-K	1-14465, 1-3198	10.32	2/26/2009
10.38[1]	IDACORP, Inc. and Idaho Power Company Compensation for Non-Employee Directors of the Board of Directors, effective January 1, 2019					X
10.39[1]	Form of IDACORP, Inc. Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.46	2/26/2009
10.40[1]	Form of Letter Agreement to Amend Outstanding IDACORP, Inc. Director Deferred Compensation Agreement (November 16, 2008)	10-K	1-14465, 1-3198	10.47	2/26/2009
10.41[1]	Form of Amendment to IDACORP, Inc. Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.48	2/26/2009
10.42[1]	Form of Termination of IDACORP, Inc. Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.49	2/26/2009
10.43[1]	Form of Idaho Power Company Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.50	2/26/2009
10.44[1]	Form of Letter Agreement to Amend Outstanding Idaho Power Company Director Deferred Compensation Agreement (November 16, 2008)	10-K	1-14465, 1-3198	10.51	2/26/2009
10.45[1]	Form of Amendment to Idaho Power Company Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.52	2/26/2009
10.46[1]	Form of Termination of Idaho Power Company Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.53	2/26/2009
10.47[1]	Idaho Power Company Restated Employee Savings Plan, as restated as of January 1, 2016	10-K	1-14465, 1-3198	10.59	2/18/2016
10.48[1]	Amendment, dated effective December 1, 2016, to the Idaho Power Company Restated Employee Savings Plan, as restated as of January 1, 2016	10-K	1-14465, 1-3198	10.61	2/23/2017
10.49[1]	Second Amendment to the Idaho Power Company Employee Savings Plan, as amended January 1, 2018	10-Q	1-14465, 1-3198	10.1	11/2/2017
10.50[1]	Third Amendment to the Idaho Power Company Employee Savings Plan, as amended April 26, 2018	10-Q	1-14465, 1-3198	10.4	5/3/2018
21.1	Subsidiaries of IDACORP, Inc.					X
23.1	Consent of Registered Independent Accounting Firm					X
23.2	Consent of Registered Independent Accounting Firm					X
31.1	IDACORP, Inc. Rule 13a-14(a) CEO certification					X
31.2	IDACORP, Inc. Rule 13a-14(a) CFO certification					X
31.3	Idaho Power Rule 13a-14(a) CEO certification					X
31.4	Idaho Power Rule 13a-14(a) CFO certification					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith
32.1	IDACORP, Inc. Section 1350 CEO certification					X
32.2	IDACORP, Inc. Section 1350 CFO certification					X
32.3	Idaho Power Section 1350 CEO certification					X
32.4	Idaho Power Section 1350 CFO certification					X
95.1	Mine Safety Disclosures					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

* Exhibit originally filed with the U.S. Securities and Exchange Commission in paper format and as such, a hyperlink is not available.
(1) Management contract or compensatory plan or arrangement

IDACORP, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2018	2017	2016
	(thousands of dollars)
Income:
Equity in income of subsidiaries	$226,567	$211,974	$198,061
Investment income	865	26	3
Total income	227,432	212,000	198,064
Expenses:
Operating expenses	668	708	716
Interest expense	713	294	333
Other expenses	—	30	45
Total expenses	1,381	1,032	1,094
Income Before Income Taxes	226,051	210,968	196,970
Income Tax Benefit	(750)	(1,451)	(1,318)
Net Income Attributable to IDACORP, Inc.	226,801	212,419	198,288
Other comprehensive income (loss)	8,120	(5,990)	394
Comprehensive Income Attributable to IDACORP, Inc.	$234,921	$206,429	$198,682

The accompanying note is an integral part of these statements.
IDACORP, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(thousands of dollars)
Operating Activities:
Net cash provided by operating activities	$197,185	$113,849	$139,077
Investing Activities:
Net cash provided by (used in) investing activities	—	—	—
Financing Activities:
Dividends on common stock	(121,421)	(113,127)	(104,985)
Decrease in short-term borrowings	—	—	(20,000)
Change in intercompany notes payable	(2,867)	17,097	2,421
Other	(3,614)	(3,321)	(3,422)
Net cash used in financing activities	(127,902)	(99,351)	(125,986)
Net increase in cash and cash equivalents	69,283	14,498	13,091
Cash and cash equivalents at beginning of year	29,617	15,119	2,028
Cash and cash equivalents at end of year	$98,900	$29,617	$15,119

The accompanying note is an integral part of these statements.

IDACORP, INC.
CONDENSED BALANCE SHEETS

	December 31,
	2018	2017
Assets	(thousands of dollars)
Current Assets:
Cash and cash equivalents	$98,900	$29,617
Receivables	2,046	52,359
Other	98	98
Total current assets	101,044	82,074
Investment in subsidiaries	2,294,464	2,189,017
Other Assets:
Deferred income taxes	17,593	34,040
Other	277	374
Total other assets	17,870	34,414
Total assets	$2,413,378	$2,305,505
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$—	$17
Taxes accrued	8,354	17,423
Other	899	626
Total current liabilities	9,253	18,066
Other Liabilities:
Intercompany notes payable	32,929	35,140
Other	836	914
Total other liabilities	33,765	36,054
IDACORP, Inc. Shareholders’ Equity	2,370,360	2,251,385
Total Liabilities and Shareholders' Equity	$2,413,378	$2,305,505
The accompanying note is an integral part of these statements.

NOTE TO CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Pursuant to rules and regulations of the U.S. Securities and Exchange Commission, the unconsolidated condensed financial statements of IDACORP, Inc. do not reflect all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the 2018 Form 10-K, Part II, Item 8.

Accounting for Subsidiaries: IDACORP has accounted for the earnings of its subsidiaries under the equity method of accounting in these unconsolidated condensed financial statements. Included in net cash provided by operating activities in the condensed statements of cash flows are dividends that IDACORP subsidiaries paid to IDACORP of $124 million, $116 million, and $108 million in 2018, 2017, and 2016, respectively.

IDACORP, INC.
SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2018, 2017, and 2016

		Additions
			Charged
	Balance at	Charged	(Credited)		Balance at
	Beginning	to	to Other		End
Classification	of Year	Income	Accounts	Deductions(1)	of Year
	(thousands of dollars)
2018:
Reserves deducted from applicable assets:
Reserve for uncollectible accounts	$2,193	$3,363	$392	$3,959	$1,989
Reserve for uncollectible notes	402	—	—	—	402
Other Reserves:
Injuries and damages	1,469	855	—	447	1,877
2017:
Reserves deducted from applicable assets:
Reserve for uncollectible accounts	$1,132	$5,753	$324	$5,016	$2,193
Reserve for uncollectible notes	402	—	—	—	402
Other Reserves:
Injuries and damages	1,792	687	—	1,010	1,469
2016:
Reserves deducted from applicable assets:
Reserve for uncollectible accounts	$1,355	$3,917	$263	$4,403	$1,132
Reserve for uncollectible notes	552	—	—	150	402
Other Reserves:
Injuries and damages	1,874	848	—	930	1,792

(1) Represents deductions from the reserves for purposes for which the reserves were created. In the case of uncollectible accounts, and notes reserves, includes reversals of amounts previously reserved.

IDAHO POWER COMPANY
SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2018, 2017, and 2016

		Additions
			Charged
	Balance at	Charged	(Credited)		Balance at
	Beginning	to	to Other		End
Classification	of Year	Income	Accounts	Deductions(1)	of Year
	(thousands of dollars)
2018:
Reserves deducted from applicable assets:
Reserve for uncollectible accounts	$2,193	$3,363	$392	$3,959	$1,989
Other Reserves:
Injuries and damages	1,469	855	—	447	1,877
2017:
Reserves deducted from applicable assets:
Reserve for uncollectible accounts	$1,132	$5,753	$324	$5,016	$2,193
Other Reserves:
Injuries and damages	1,792	687	—	1,010	1,469
2016:
Reserves deducted from applicable assets:
Reserve for uncollectible accounts	$1,355	$3,917	$263	$4,403	$1,132
Other Reserves:
Injuries and damages	1,874	848	—	930	1,792

(1) Represents deductions from the reserves for purposes for which the reserves were created. In the case of uncollectible accounts, includes reversals of amounts previously reserved.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 21, 2019		IDACORP, INC.
Date
	By:	/s/ Darrel T. Anderson
Darrel T. Anderson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert A. Tinstman	Chairman of the Board	February 21, 2019
Robert A. Tinstman

/s/ Darrel T. Anderson	(Principal Executive Officer)	February 21, 2019
Darrel T. Anderson
President and Chief Executive Officer and Director

/s/ Steven R. Keen	(Principal Financial Officer)	February 21, 2019
Steven R. Keen
Senior Vice President, Chief Financial
Officer, and Treasurer

/s/ Kenneth W. Petersen	(Principal Accounting Officer)	February 21, 2019
Kenneth W. Petersen
Vice President, Controller, and Chief Accounting Officer

/s/ Thomas Carlile	Director	February 21, 2019
Thomas Carlile

/s/ Richard J. Dahl	Director	February 21, 2019
Richard J. Dahl

/s/ Annette G. Elg	Director	February 21, 2019
Annette G. Elg

/s/ Ronald W. Jibson	Director	February 21, 2019
Ronald W. Jibson

/s/ Judith A. Johansen	Director	February 21, 2019
Judith A. Johansen

/s/ Dennis L. Johnson	Director	February 21, 2019
Dennis L. Johnson

/s/ Christine King	Director	February 21, 2019
Christine King

/s/ Richard J. Navarro	Director	February 21, 2019
Richard J. Navarro

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 21, 2019		Idaho Power Company
Date
	By:	/s/ Darrel T. Anderson
Darrel T. Anderson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert A. Tinstman	Chairman of the Board	February 21, 2019
Robert A. Tinstman

/s/ Darrel T. Anderson	(Principal Executive Officer)	February 21, 2019
Darrel T. Anderson
President and Chief Executive Officer and Director

/s/ Steven R. Keen	(Principal Financial Officer)	February 21, 2019
Steven R. Keen
Senior Vice President, Chief Financial
Officer, and Treasurer

/s/ Kenneth W. Petersen	(Principal Accounting Officer)	February 21, 2019
Kenneth W. Petersen
Vice President, Controller, and Chief Accounting Officer

/s/ Thomas Carlile	Director	February 21, 2019
Thomas Carlile

/s/ Richard J. Dahl	Director	February 21, 2019
Richard J. Dahl

/s/ Annette G. Elg	Director	February 21, 2019
Annette G. Elg

/s/ Ronald W. Jibson	Director	February 21, 2019
Ronald W. Jibson

/s/ Judith A. Johansen	Director	February 21, 2019
Judith A. Johansen

/s/ Dennis L. Johnson	Director	February 21, 2019
Dennis L. Johnson

/s/ Christine King	Director	February 21, 2019
Christine King

/s/ Richard J. Navarro	Director	February 21, 2019
Richard J. Navarro