Form 10-Q
period 2019-03-31
IDACORP INC; IDAHO POWER CO
filed 2019-05-02
CIK 1057877, 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
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

Indicate by check mark whether the registrants have submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).
IDACORP, Inc.: Yes __ No X       Idaho Power Company: Yes __ No X
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	IDA	New York Stock Exchange

Number of shares of common stock outstanding as of April 26, 2019:
IDACORP, Inc.:        50,385,432
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

COMMONLY USED TERMS

The following select abbreviations, terms, or acronyms are commonly used or found in multiple locations in this report:

2018 Annual Report	-	IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2018
ADITC	-	Accumulated Deferred Investment Tax Credits
AFUDC	-	Allowance for Funds Used During Construction
AOCI	-	Accumulated Other Comprehensive Income
ASU	-	Accounting Standards Update
BCC	-	Bridger Coal Company, a joint venture of IERCo
BLM	-	U.S. Bureau of Land Management
CWA	-	Clean Water Act
FASB	-	Financial Accounting Standards Board
FCA	-	Fixed Cost Adjustment
FERC	-	Federal Energy Regulatory Commission
FPA	-	Federal Power Act
HCC	-	Hells Canyon Complex
IDACORP	-	IDACORP, Inc., an Idaho corporation
Idaho Power	-	Idaho Power Company, an Idaho corporation
Idaho ROE	-	Idaho-jurisdiction return on year-end equity
Ida-West	-	Ida-West Energy, a subsidiary of IDACORP, Inc.
IERCo	-	Idaho Energy Resources Co., a subsidiary of Idaho Power Company
IFS	-	IDACORP Financial Services, a subsidiary of IDACORP, Inc.
IPUC	-	Idaho Public Utilities Commission
IRP	-	Integrated Resource Plan
MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MW	-	Megawatt
MWh	-	Megawatt-hour
O&M	-	Operations and Maintenance
OATT	-	Open Access Transmission Tariff
OPUC	-	Public Utility Commission of Oregon
PCA	-	Idaho-Jurisdiction Power Cost Adjustment
PURPA	-	Public Utility Regulatory Policies Act of 1978
SEC	-	U.S. Securities and Exchange Commission
SMSP	-	Security Plan for Senior Management Employees
Valmy Plant	-	North Valmy coal-fired power plant
Western EIM	-	Energy imbalance market implemented in the western United States
WPSC	-	Wyoming Public Service Commission

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to the historical information contained in this report, this report contains (and oral communications made by IDACORP, Inc. (IDACORP) and Idaho Power Company (Idaho Power) may contain) statements that relate to future events and expectations, such as statements regarding projected or future financial performance, cash flows, capital expenditures, dividends, capital structure or ratios, strategic goals, challenges, objectives, and plans for future operations. Such statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, or future events, or performance, often, but not always, through the use of words or phrases such as "anticipates," "believes," "continues," "could," "estimates," "expects," "guidance," "intends," "potential," "plans," "predicts," "projects," "may result," "may continue," or similar expressions, are not statements of historical facts and may be forward-looking. Forward-looking statements are not guarantees of future performance and involve estimates, assumptions, risks, and uncertainties. Actual results, performance, or outcomes may differ materially from the results discussed in the statements. In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in forward-looking statements include those factors set forth in this report, IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2018, particularly Part I, Item 1A - "Risk Factors" and Part II, Item 7 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of that report, subsequent reports filed by IDACORP and Idaho Power with the U.S. Securities and Exchange Commission, and the following important factors:

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

•
advancement of self-generation, energy storage, grid-connected devices, and energy efficiency technologies that may affect Idaho Power's sale or delivery of electric power or introduce new cyber security risks;

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

•
disruptions or outages of Idaho Power's generation or transmission systems or of any interconnected transmission systems may constrain resources or cause Idaho Power to incur repair costs or purchase replacement power at increased costs;

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

•
the companies' failure to secure data or to comply with privacy laws or regulations, security breaches, or the disruption or damage to the companies' business, operations, or reputation resulting from cyber-attacks or related litigation or penalties, terrorist incidents or the threat of terrorist incidents, or other malicious acts, and acts of war;

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

IDACORP, Inc.
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended March 31,
	2019	2018
	(in thousands, except per share amounts)
Operating Revenues:
Electric utility revenues	$349,771	$309,461
Other	548	646
Total operating revenues	350,319	310,107

Operating Expenses:
Electric utility:
Purchased power	62,831	61,928
Fuel expense	51,870	27,735
Power cost adjustment	26,225	25,538
Other operations and maintenance	88,906	86,198
Energy efficiency programs	10,112	7,597
Depreciation	42,234	40,068
Taxes other than income taxes	8,859	9,277
Total electric utility expenses	291,037	258,341
Other	1,163	1,177
Total operating expenses	292,200	259,518

Operating Income	58,119	50,589

Allowance for Equity Funds Used During Construction	6,356	6,033

Earnings of Unconsolidated Equity-Method Investments	2,381	4,015

Other Income (Expense), Net	2,114	(459)

Interest Expense:
Interest on long-term debt	21,154	20,688
Other interest	3,453	2,958
Allowance for borrowed funds used during construction	(2,590)	(2,473)
Total interest expense, net	22,017	21,173

Income Before Income Taxes	46,953	39,005

Income Tax Expense	4,316	2,894

Net Income	42,637	36,111
Loss attributable to noncontrolling interests	49	31
Net Income Attributable to IDACORP, Inc.	$42,686	$36,142
Weighted Average Common Shares Outstanding - Basic	50,509	50,425
Weighted Average Common Shares Outstanding - Diluted	50,518	50,463
Earnings Per Share of Common Stock:
Earnings Attributable to IDACORP, Inc. - Basic	$0.85	$0.72
Earnings Attributable to IDACORP, Inc. - Diluted	$0.84	$0.72

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended March 31,
	2019	2018
	(in thousands)

Net Income	$42,637	$36,111
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $169 and $250	488	721
Total Comprehensive Income	43,125	36,832
Loss attributable to noncontrolling interests	49	31
Comprehensive Income Attributable to IDACORP, Inc.	$43,174	$36,863

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2019	December 31, 2018
	(in thousands)
Assets

Current Assets:
Cash and cash equivalents	$231,342	$267,492
Receivables:
Customer (net of allowance of $2,091 and $1,725, respectively)	97,125	77,178
Other (net of allowance of $320 and $264, respectively)	13,311	7,476
Income taxes receivable	—	4,356
Accrued unbilled revenues	54,572	69,318
Materials and supplies (at average cost)	58,370	54,987
Fuel stock (at average cost)	48,493	47,979
Prepayments	17,615	16,492
Current regulatory assets	50,645	48,707
Other	4,819	3,655
Total current assets	576,292	597,640
Investments	94,576	101,178
Property, Plant and Equipment:
Utility plant in service	6,125,019	6,103,856
Accumulated provision for depreciation	(2,238,415)	(2,210,781)
Utility plant in service - net	3,886,604	3,893,075
Construction work in progress	506,194	480,259
Utility plant held for future use	4,751	4,751
Other property, net of accumulated depreciation	17,538	17,650
Property, plant and equipment - net	4,415,087	4,395,735
Other Assets:
Company-owned life insurance	59,106	59,852
Regulatory assets	1,180,231	1,165,467
Other	62,523	62,882
Total other assets	1,301,860	1,288,201
Total	$6,387,815	$6,382,754

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2019	December 31, 2018
	(in thousands)
Liabilities and Equity

Current Liabilities:
Accounts payable	$83,045	$110,824
Taxes accrued	24,410	12,009
Interest accrued	21,775	23,622
Accrued compensation	32,538	55,121
Current regulatory liabilities	72,600	25,883
Advances from customers	26,348	20,037
Other	12,750	11,096
Total current liabilities	273,466	258,592
Other Liabilities:
Deferred income taxes	694,046	699,878
Regulatory liabilities	727,912	738,994
Pension and other postretirement benefits	427,760	431,475
Other	43,838	43,216
Total other liabilities	1,893,556	1,913,563
Long-Term Debt	1,835,155	1,834,788
Commitments and Contingencies
Equity:
IDACORP, Inc. shareholders’ equity:
Common stock, no par value (120,000 shares authorized; 50,420 shares issued)	863,425	863,593
Retained earnings	1,542,175	1,531,543
Accumulated other comprehensive loss	(22,356)	(22,844)
Treasury stock (35 shares and 27 shares, respectively, at cost)	(3,008)	(1,932)
Total IDACORP, Inc. shareholders’ equity	2,380,236	2,370,360
Noncontrolling interests	5,402	5,451
Total equity	2,385,638	2,375,811
Total	$6,387,815	$6,382,754

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
	2019	2018
	(in thousands)
Operating Activities:
Net income	$42,637	$36,111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,362	41,028
Deferred income taxes and investment tax credits	(4,291)	(4,907)
Changes in regulatory assets and liabilities	19,540	30,000
Pension and postretirement benefit plan expense	6,965	7,034
Contributions to pension and postretirement benefit plans	(12,410)	(11,852)
Earnings of equity-method investments	(2,381)	(4,015)
Distributions from equity-method investments	7,700	8,000
Allowance for equity funds used during construction	(6,356)	(6,033)
Other non-cash adjustments to net income, net	2,913	2,687
Change in:
Accounts receivable	(25,235)	(4,922)
Accounts payable and other accrued liabilities	(44,733)	(25,656)
Taxes accrued/receivable	16,757	15,226
Other current assets	9,112	6,309
Other current liabilities	3,737	5,156
Other assets	(957)	(1,933)
Other liabilities	639	(495)
Net cash provided by operating activities	56,999	91,738
Investing Activities:
Additions to property, plant and equipment	(61,330)	(67,026)
Payments received from transmission project joint funding partners	695	19,770
Proceeds from the sale of emission allowances and renewable energy certificates	2,915	1,520
Purchase of equity securities	(240)	(95)
Proceeds from the sale of equity securities	1,313	1,224
Other	(85)	(86)
Net cash used in investing activities	(56,732)	(44,693)
Financing Activities:
Issuance of long-term debt	—	220,000
Dividends on common stock	(32,290)	(30,209)
Acquisition of treasury stock	(4,107)	(3,557)
Debt issuance costs and other	(20)	(2,651)
Net cash (used in) provided by financing activities	(36,417)	183,583
Net (decrease) increase in cash and cash equivalents	(36,150)	230,628
Cash and cash equivalents at beginning of the period	267,492	76,649
Cash and cash equivalents at end of the period	$231,342	$307,277
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$—	$—
Interest (net of amount capitalized)	22,889	20,820
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$23,690	$20,130

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Three months ended March 31,
	2019	2018
	(in thousands)
Common Stock
Balance at beginning of period	$863,593	$857,207
Share-based compensation expense	2,837	2,541
Treasury shares issued	(3,031)	(2,237)
Other	26	22
Balance at end of period	863,425	857,533
Retained Earnings
Balance at beginning of period	1,531,543	1,426,528
Net income attributable to IDACORP, Inc.	42,686	36,142
Common stock dividends ($0.63 and $0.59 per share, respectively)	(32,054)	(30,086)
Balance at end of period	1,542,175	1,432,584
Accumulated Other Comprehensive (Loss) Income
Balance at beginning of period	(22,844)	(30,964)
Unfunded pension liability adjustment (net of tax)	488	721
Balance at end of period	(22,356)	(30,243)
Treasury Stock
Balance at beginning of period	(1,932)	(1,386)
Issued	3,031	2,237
Acquired	(4,107)	(3,557)
Balance at end of period	(3,008)	(2,706)
Total IDACORP, Inc. shareholders’ equity at end of period	2,380,236	2,257,168
Noncontrolling Interests
Balance at beginning of period	5,451	4,729
Net loss attributable to noncontrolling interests	(49)	(31)
Balance at end of period	5,402	4,698
Total equity at end of period	$2,385,638	$2,261,866

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended March 31,
	2019	2018
	(in thousands)

Operating Revenues	$349,771	$309,461

Operating Expenses:
Operation:
Purchased power	62,831	61,928
Fuel expense	51,870	27,735
Power cost adjustment	26,225	25,538
Other operations and maintenance	88,906	86,198
Energy efficiency programs	10,112	7,597
Depreciation	42,234	40,068
Taxes other than income taxes	8,859	9,277
Total operating expenses	291,037	258,341

Income from Operations	58,734	51,120

Other Income (Expense):
Allowance for equity funds used during construction	6,356	6,033
Earnings of unconsolidated equity-method investments	2,231	4,142
Other income (expense), net	922	(1,128)
Total other income	9,509	9,047

Interest Charges:
Interest on long-term debt	21,154	20,688
Other interest	3,429	2,945
Allowance for borrowed funds used during construction	(2,590)	(2,473)
Total interest charges	21,993	21,160

Income Before Income Taxes	46,250	39,007

Income Tax Expense	4,666	3,150

Net Income	$41,584	$35,857

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended March 31,
	2019	2018
	(in thousands)

Net Income	$41,584	$35,857
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $169 and $250	488	721
Total Comprehensive Income	$42,072	$36,578

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2019	December 31, 2018
	(in thousands)
Assets

Electric Plant:
In service (at original cost)	$6,125,019	$6,103,856
Accumulated provision for depreciation	(2,238,415)	(2,210,781)
In service - net	3,886,604	3,893,075
Construction work in progress	506,194	480,259
Held for future use	4,751	4,751
Electric plant - net	4,397,549	4,378,085
Investments and Other Property	83,731	90,019
Current Assets:
Cash and cash equivalents	131,121	165,460
Receivables:
Customer (net of allowance of $2,091 and $1,725, respectively)	97,125	77,178
Other (net of allowance of $320 and $264, respectively)	12,990	7,206
Income taxes receivable	—	11,829
Accrued unbilled revenues	54,572	69,318
Materials and supplies (at average cost)	58,370	54,987
Fuel stock (at average cost)	48,493	47,979
Prepayments	17,478	16,374
Current regulatory assets	50,645	48,707
Other	4,819	3,655
Total current assets	475,613	502,693
Deferred Debits:
Company-owned life insurance	59,106	59,852
Regulatory assets	1,180,231	1,165,467
Other	57,959	58,284
Total deferred debits	1,297,296	1,283,603
Total	$6,254,189	$6,254,400

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2019	December 31, 2018
	(in thousands)
Capitalization and Liabilities

Capitalization:
Common stock equity:
Common stock, $2.50 par value (50,000 shares authorized; 39,151 shares outstanding)	$97,877	$97,877
Premium on capital stock	712,258	712,258
Capital stock expense	(2,097)	(2,097)
Retained earnings	1,418,775	1,409,245
Accumulated other comprehensive loss	(22,356)	(22,844)
Total common stock equity	2,204,457	2,194,439
Long-term debt	1,835,155	1,834,788
Total capitalization	4,039,612	4,029,227
Current Liabilities:
Accounts payable	82,921	110,597
Accounts payable to affiliates	2,914	2,088
Taxes accrued	16,723	11,750
Interest accrued	21,775	23,622
Accrued compensation	32,431	54,910
Current regulatory liabilities	72,600	25,883
Advances from customers	26,348	20,037
Other	12,114	10,198
Total current liabilities	267,826	259,085
Deferred Credits:
Deferred income taxes	748,024	753,239
Regulatory liabilities	727,912	738,994
Pension and other postretirement benefits	427,760	431,475
Other	43,055	42,380
Total deferred credits	1,946,751	1,966,088

Commitments and Contingencies

Total	$6,254,189	$6,254,400

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
	2019	2018
	(in thousands)
Operating Activities:
Net income	$41,584	$35,857
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,212	40,878
Deferred income taxes and investment tax credits	(4,137)	(4,853)
Changes in regulatory assets and liabilities	19,540	30,000
Pension and postretirement benefit plan expense	6,965	7,034
Contributions to pension and postretirement benefit plans	(12,410)	(11,852)
Earnings of equity-method investments	(2,231)	(4,142)
Distributions from equity-method investments	7,700	8,000
Allowance for equity funds used during construction	(6,356)	(6,033)
Other non-cash adjustments to net income, net	77	145
Change in:
Accounts receivable	(24,378)	(4,613)
Accounts payable	(44,631)	(25,459)
Taxes accrued/receivable	16,802	15,221
Other current assets	9,132	6,329
Other current liabilities	3,843	5,228
Other assets	(957)	(1,933)
Other liabilities	692	(371)
Net cash provided by operating activities	54,447	89,436
Investing Activities:
Additions to utility plant	(61,330)	(67,020)
Payments received from transmission project joint funding partners	695	19,770
Proceeds from the sale of emission allowances and renewable energy certificates	2,915	1,520
Purchase of equity securities	(240)	(95)
Proceeds from the sale of equity securities	1,313	1,224
Other	(85)	(86)
Net cash used in investing activities	(56,732)	(44,687)
Financing Activities:
Issuance of long-term debt	—	220,000
Dividends on common stock	(32,054)	(30,087)
Debt issuance costs	—	(2,644)
Net cash (used in) provided by financing activities	(32,054)	187,269
Net (decrease) increase in cash and cash equivalents	(34,339)	232,018
Cash and cash equivalents at beginning of the period	165,460	44,646
Cash and cash equivalents at end of the period	$131,121	$276,664
Supplemental Disclosure of Cash Flow Information:
Cash paid to (received from) IDACORP related to income taxes	$—	$—
Cash paid for interest (net of amount capitalized)	22,866	20,807
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$23,690	$20,130

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

Financial Statements

In the opinion of management of IDACORP and Idaho Power, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly each company's consolidated financial position as of March 31, 2019, consolidated results of operations for the three months ended March 31, 2019 and 2018, and consolidated cash flows for the three months ended March 31, 2019 and 2018. These adjustments are of a normal and recurring nature. These financial statements do not contain the complete detail or note disclosure concerning accounting policies and other matters that would be included in full-year financial statements and should be read in conjunction with the audited consolidated financial statements included in IDACORP’s and Idaho Power’s Annual Report on Form 10-K for the year ended December 31, 2018 (2018 Annual Report). The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. A change in management's estimates or assumptions could have a material impact on IDACORP's or Idaho Power's respective financial condition and results of operations during the period in which such change occurred.

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

New and Recently Adopted Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), intended to improve financial reporting on leasing transactions. The ASU requires lessees to recognize a right-of-use asset and lease liability on the balance sheet for most leases. In addition, the ASU revises the definition of a lease in regards to when an arrangement conveys the right to control the use of the identified asset under the arrangement. IDACORP and Idaho Power adopted ASU 2016-02 on January 1, 2019. The adoption did not have a material impact on their respective financial statements. Neither IDACORP nor Idaho Power has material agreements that meet the definition of a lease under ASU 2016-02.

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

Income Tax Expense

The following table provides a summary of income tax expense for the three months ended March 31, 2019 and 2018 (in thousands):

	IDACORP		Idaho Power
	2019	2018	2019	2018
Income tax at statutory rates (federal and state)	$12,098	$10,048	$11,905	$10,040
Additional accumulated deferred investment tax credits (ADITC) amortization	—	(500)	—	(500)
Excess deferred income tax reversal	(1,631)	(1,940)	(1,631)	(1,940)
Other(1)	(6,151)	(4,714)	(5,608)	(4,450)
Income tax expense	$4,316	$2,894	$4,666	$3,150
Effective tax rate	9.2%	7.4%	10.1%	8.1%
(1) "Other" is primarily comprised of the net tax effect of Idaho Power's regulatory flow-through tax adjustments.

The increase in income tax expense for the three months ended March 31, 2019, compared with the same period in 2018, was primarily due to greater pre-tax income. On a net basis, Idaho Power’s estimate of its annual 2019 regulatory flow-through tax adjustments is comparable to 2018.

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

Between general rate cases, Idaho Power relies upon customer growth, a fixed cost adjustment mechanism, power cost adjustment mechanisms, tariff riders, and other mechanisms to reduce the impact of regulatory lag, which refers to the period of time between making an investment or incurring an expense and recovering that investment or expense and earning a return. Also, Idaho Power may seek approval for additions to rate base or changes to base rates through other regulatory proceedings outside of a general rate case. For more information on the Idaho and Oregon general rate cases and base rate adjustments, refer to Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2018 Annual Report.

Idaho Settlement Stipulations

In October 2014, the IPUC issued an order approving an extension, with modifications, of the terms of a December 2011 Idaho settlement stipulation for the period from 2015 through 2019, or until the terms are otherwise modified or terminated by order of the IPUC (October 2014 Idaho Earnings Support and Sharing Settlement Stipulation). A May 2018 Idaho settlement stipulation related to tax reform (May 2018 Idaho Tax Reform Settlement Stipulation) provides for the extension of the October 2014 Idaho Earnings Support and Sharing Settlement Stipulation beyond the initial termination date of December 31, 2019, with modified terms related to the ADITC and revenue sharing mechanism to become effective beginning January 1, 2020. The October 2014 Idaho Earnings Support and Sharing Settlement Stipulation and the May 2018 Idaho Tax Reform Settlement Stipulation are described in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2018 Annual Report and include provisions for the accelerated amortization of ADITC to help achieve a minimum 9.5 percent (9.4 percent after 2019) return on year-end equity in the Idaho jurisdiction (Idaho ROE). The settlement stipulations also provide for the potential sharing between Idaho Power and customers of Idaho-jurisdictional earnings in excess of 10.0 percent of Idaho ROE.

Based on its estimate of full-year 2019 Idaho ROE, in the first quarter of 2019, Idaho Power recorded no additional ADITC amortization or provision against current revenues for sharing of earnings with customers for 2019 under the October 2014 Idaho Earnings Support and Sharing Settlement Stipulation. During the first three months of 2018, Idaho Power recorded $0.5 million of additional ADITC amortization.

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

In April 2019, Idaho Power filed an application with the IPUC requesting a $50.1 million net decrease in Idaho-jurisdiction power cost adjustment (PCA) revenues, effective for the 2019-2020 PCA collection period from June 1, 2019 to May 31, 2020. The net decrease in PCA revenues reflects reduced power supply costs due to higher-than-expected wholesale energy sales and positive results from natural gas hedging activities, which combined to reduce actual net power supply costs for the 2018-2019 PCA year (April 2018 through March 2019). The net decrease in PCA revenues for the 2019-2020 PCA collection period also includes a $5.0 million credit to customers for sharing of 2018 earnings under the October 2014 Idaho Earnings Support and Sharing Settlement Stipulation and a $2.7 million credit for income tax reform benefits related to Idaho Power's open access transmission tariff (OATT) rate under the May 2018 Idaho Tax Reform Settlement Stipulation. In addition, the net decrease in PCA revenues reflects benefits from Idaho Power's participation in the energy imbalance market implemented in the western United States (Western EIM). As of the date of this report, the IPUC has not yet issued an order on the application. Previously, in May 2018, the IPUC issued an order approving a $30.4 million net decrease in PCA rates, effective for the 2018-2019 PCA collection period from June 1, 2018, to May 31, 2019. The net decrease in PCA rates included a $7.8 million one-time benefit for income tax benefits from January 1, 2018 to May 31, 2018, and income tax reform benefits related to Idaho Power's OATT rate. The remaining net decrease in PCA rates for the 2018-2019 PCA collection period was primarily due to better-than-expected actual water conditions for the 2017-2018 PCA year (April 2017 through March 2018), which resulted in additional low-cost hydroelectric generation available to reduce net power supply costs.

Idaho Fixed Cost Adjustment Mechanism

The Idaho jurisdiction fixed cost adjustment (FCA) mechanism, applicable to Idaho residential and small commercial customers, is designed to remove a portion of Idaho Power’s financial disincentive to invest in energy efficiency programs by separating (or decoupling) the recovery of fixed costs from the variable kilowatt-hour charge and linking it instead to a set amount per customer. Under Idaho Power's current rate design, Idaho Power recovers a portion of fixed costs through the variable kilowatt-hour charge, which may result in over-collection or under-collection of fixed costs. To return over-collection to customers or to collect under-collection from customers, the FCA mechanism allows Idaho Power to accrue, or defer, the difference between the authorized fixed-cost recovery amount per customer and the actual fixed costs per customer recovered by Idaho Power during the year. Any annual increase in the FCA recovery may be capped at 3 percent of base revenue at the discretion of the IPUC, with any excess deferred for collection in a subsequent year. In March 2019, Idaho Power filed its annual FCA update with the IPUC, requesting an increase of $19.2 million in recovery from the FCA from $15.6 million to $34.8 million, with new rates effective for the period from June 1, 2019, to May 31, 2020. The $19.2 million requested increase exceeds the discretionary cap of 3 percent of base revenues by $4.9 million. As of the date of this report, the IPUC has not yet issued an order on the request. Previously, in May 2018, the IPUC issued an order approving a decrease of $19.4 million in the FCA from $35.0 million to $15.6 million, with rates effective for the period from June 1, 2018, to May 31, 2019.

Valmy Exit Agreement and Base Rate Adjustment Approval Request

In February 2019, Idaho Power reached an agreement with NV Energy that facilitates the planned end of Idaho Power's participation in coal-fired operations at units 1 and 2 of its jointly-owned North Valmy coal-fired power plant (Valmy Plant) in 2019 and 2025, respectively. In March 2019, Idaho Power requested that the IPUC approve the Valmy Plant agreement and allow Idaho Power to recover through customer rates the $1.2 million incremental annual levelized revenue requirement associated with required Valmy Plant investments and other exit costs. As of the date of this report, Idaho Power's application remains pending.

4. REVENUES

The following table provides a summary of electric utility operating revenues for IDACORP and Idaho Power for the three months ended March 31, 2019 and 2018 (in thousands):

	Three months ended March 31,
	2019	2018
Electric utility operating revenues:
Revenue from contracts with customers	$335,402	$289,573
Alternative revenue programs and other revenues	14,369	19,888
Total electric utility operating revenues	$349,771	$309,461

Revenues from Contracts with Customers

The following table presents revenues from contracts with customers disaggregated by revenue source for the three months ended March 31, 2019 and 2018 (in thousands):

	Three months ended March 31,
	2019	2018
Revenues from contracts with customers:
Retail revenues:
Residential (includes $11,309 and $13,543, respectively, related to the FCA)(1)	$150,219	$146,683
Commercial (includes $342 and $362, respectively, related to the FCA)(1)	73,106	74,227
Industrial	45,498	45,792
Irrigation	999	407
Deferred revenue related to HCC relicensing AFUDC(2)	(2,119)	(2,584)
Total retail revenues	267,703	264,525
Less: FCA mechanism revenues(1)	(11,651)	(13,905)
Wholesale energy sales	47,215	13,766
Transmission wheeling-related revenues	15,728	11,698
Energy efficiency program revenues	10,112	7,597
Other revenues from contracts with customers	6,295	5,892
Total revenues from contracts with customers	$335,402	$289,573
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

Alternative Revenue Programs and Other Revenues

While revenues from contracts with customers make up most of Idaho Power’s revenues, the IPUC has authorized the use of an additional regulatory mechanism, which may increase or decrease tariff-based rates billed to customers. The Idaho FCA mechanism is described in "Note 3 - Regulatory Matters." The FCA mechanism revenues include only the initial recognition of FCA revenues when revenues meet the regulator-specified conditions for recognition. Revenue from contracts with customers excludes the portion of the tariff price representing FCA revenues that Idaho Power initially recorded in prior periods when revenues met regulator-specified conditions. When Idaho Power includes those amounts in the price of utility service billed to customers, Idaho Power records such amounts as recovery of the associated regulatory asset or liability and not as revenues.

The table below presents the FCA mechanism revenues and other revenues for the three months ended March 31, 2019 and 2018 (in thousands):

	Three months ended March 31,
	2019	2018
Alternative revenue programs and other revenues:
FCA mechanism revenues	$11,651	$13,905
Derivative revenues	2,718	5,983
Total alternative revenue programs and other revenues	$14,369	$19,888

5. COMMON STOCK

IDACORP Common Stock

During the three months ended March 31, 2019, IDACORP granted 70,419 restricted stock unit awards to employees and issued 9,594 shares of common stock to directors, but made no original issuances of shares of common stock pursuant to the IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan. As directed by IDACORP, plan administrators of the IDACORP, Inc. Dividend Reinvestment and Stock Purchase Plan and Idaho Power Company Employee Savings Plan used market purchases of IDACORP common stock, as opposed to original issuance of common stock from IDACORP, to acquire shares of IDACORP common stock for the plans. However, IDACORP may determine at any time to use original issuances of common stock under those plans.

Restrictions on Dividends

Idaho Power’s ability to pay dividends on its common stock held by IDACORP and IDACORP’s ability to pay dividends on its common stock are limited to the extent payment of such dividends would violate the covenants in their respective credit facilities or Idaho Power’s Revised Code of Conduct. A covenant under IDACORP’s credit facility and Idaho Power’s credit facility requires IDACORP and Idaho Power to maintain leverage ratios of consolidated indebtedness to consolidated total capitalization, as defined therein, of no more than 65 percent at the end of each fiscal quarter. At March 31, 2019, the leverage ratios for IDACORP and Idaho Power were 44 percent and 46 percent, respectively. Based on these restrictions, IDACORP’s and Idaho Power’s dividends were limited to $1.4 billion and $1.2 billion, respectively, at March 31, 2019. There are additional facility covenants, subject to exceptions, that prohibit or restrict the sale or disposition of property without consent and any agreements restricting dividend payments to IDACORP and Idaho Power from any material subsidiary. At March 31, 2019, IDACORP and Idaho Power were in compliance with those financial covenants.

Idaho Power’s Revised Code of Conduct relating to transactions between and among Idaho Power, IDACORP, and other affiliates, which was approved by the IPUC in April 2008, provides that Idaho Power will not pay any dividends to IDACORP that will reduce Idaho Power’s common equity capital below 35 percent of its total adjusted capital without IPUC approval. At March 31, 2019, Idaho Power's common equity capital was 54 percent of its total adjusted capital. Further, Idaho Power must obtain approval from the OPUC before it can directly or indirectly loan funds or issue notes or give credit on its books to IDACORP.

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

6. EARNINGS PER SHARE

The table below presents the computation of IDACORP’s basic and diluted earnings per share for the three months ended March 31, 2019 and 2018 (in thousands, except for per share amounts).

	Three months ended March 31,
	2019	2018
Numerator:
Net income attributable to IDACORP, Inc.	$42,686	$36,142
Denominator:
Weighted-average common shares outstanding - basic	50,509	50,425
Effect of dilutive securities	9	38
Weighted-average common shares outstanding - diluted	50,518	50,463
Basic earnings per share	$0.85	$0.72
Diluted earnings per share	$0.84	$0.72

7. COMMITMENTS

Purchase Obligations

During the three months ended March 31, 2019, IDACORP's and Idaho Power's contractual obligations, outside the ordinary course of business, did not change materially from the amounts disclosed in the 2018 Annual Report, except that Idaho Power entered into new replacement contracts for four expiring power purchase agreements with hydroelectric PURPA-qualifying facilities, which increased Idaho Power's contractual purchase obligations by approximately $18 million over the 20-year terms of the contracts. Also, in March 2019, Idaho Power signed a 20-year power purchase agreement, pending regulatory approval, to buy the output from a 120 MW solar facility proposed to be constructed by a third party. The agreement would increase contractual obligations by $136 million over the 20-year term.

Guarantees

Through a self-bonding mechanism, Idaho Power guarantees its portion of reclamation activities and obligations at BCC, of which IERCo owns a one-third interest. This guarantee, which is renewed annually with the Wyoming Department of Environmental Quality (WDEQ), was $58.3 million at March 31, 2019, representing IERCo's one-third share of BCC's total reclamation obligation of $175.0 million. BCC has a reclamation trust fund set aside specifically for the purpose of paying these reclamation costs. At March 31, 2019, the value of BCC's reclamation trust fund was $117.2 million. During the three months ended March 31, 2019, the reclamation trust fund made no distributions for reclamation activity costs associated with the BCC surface mine. BCC periodically assesses the adequacy of the reclamation trust fund and its estimate of future reclamation costs. To ensure that the reclamation trust fund maintains adequate reserves, BCC has the ability to, and does, add a per-ton surcharge to coal sales, all of which are made to the Jim Bridger plant. Because of the existence of the fund and the ability to apply a per-ton surcharge, the estimated fair value of this guarantee is minimal.

IDACORP and Idaho Power enter into financial agreements and power purchase and sale agreements that include indemnification provisions relating to various forms of claims or liabilities that may arise from the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnification provisions cannot be reasonably estimated. IDACORP and Idaho Power periodically evaluate the likelihood of incurring costs under such indemnities based on their historical experience and the evaluation of the specific indemnities. As of March 31, 2019, management believes the likelihood is remote that IDACORP or Idaho Power would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnification obligations. Neither IDACORP nor Idaho Power has recorded any liability on their respective condensed consolidated balance sheets with respect to these indemnification obligations.

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

IDACORP and Idaho Power are parties to legal claims and legal and regulatory actions and proceedings in the ordinary course of business and, as noted above, record an accrual for associated loss contingencies when they are probable and reasonably estimable. In connection with its utility operations, Idaho Power is subject to claims by individuals, entities, and governmental agencies for damages for alleged personal injury, property damage, and economic losses relating to the company’s provision of electric service and the operation of its generation, transmission, and distribution facilities. Some of those claims relate to electrical contacts, service quality, property damage, and wildfires. In recent years, utilities in the western United States have been subject to significant liability for personal injury, loss of life, property damage, trespass, and economic losses, and in some cases, punitive damages and criminal charges, associated with wildfires that originated from utility property, most commonly transmission and distribution lines. In recent years, Idaho Power has regularly received claims by both governmental agencies and private landowners for damages for fires allegedly originating from Idaho Power’s transmission and distribution system. As of the date of this report, the companies believe that resolution of existing claims will not have a material adverse effect on their respective consolidated financial statements. Idaho Power is also actively monitoring various pending environmental regulations and executive orders related to environmental matters that may have a significant impact on its future operations. Given uncertainties regarding the outcome, timing, and compliance plans for these environmental matters, Idaho Power is unable to estimate the financial impact of these regulations.

9. BENEFIT PLANS

Idaho Power has a noncontributory defined benefit pension plan (pension plan) and two nonqualified defined benefit plans for certain senior management employees called the Security Plan for Senior Management Employees I and Security Plan for Senior Management Employees II (collectively, SMSP). Idaho Power also has a nonqualified defined benefit pension plan for directors that was frozen in 2002. Remaining vested benefits from that plan are included with the SMSP in the disclosures below. The benefits under the pension plan are based on years of service and the employee’s final average earnings. Idaho Power also maintains a defined benefit postretirement benefit plan (consisting of health care and death benefits) that covers all employees who were enrolled in the active-employee group plan at the time of retirement as well as their spouses and qualifying dependents. The table below shows the components of net periodic benefit costs for the pension, SMSP, and postretirement benefits plans for the three months ended March 31, 2019 and 2018 (in thousands).

	Pension Plan		SMSP		Postretirement Benefits		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Service cost	$8,714	$9,743	$(45)	$(79)	$231	$284	$8,900	$9,948
Interest cost	10,596	9,682	1,143	1,063	732	666	12,471	11,411
Expected return on plan assets	(12,124)	(13,055)	—	—	(553)	(629)	(12,677)	(13,684)
Amortization of prior service cost	1	1	24	24	12	12	37	37
Amortization of net loss	3,480	3,394	633	947	—	—	4,113	4,341
Net periodic benefit cost	10,667	9,765	1,755	1,955	422	333	12,844	12,053
Regulatory deferral of net periodic benefit cost(1)	(10,167)	(9,307)	—	—	—	—	(10,167)	(9,307)
Previously deferred pension costs recognized(1)	4,288	4,288	—	—	—	—	4,288	4,288
Net periodic benefit cost recognized for financial reporting(1)(2)	$4,788	$4,746	$1,755	$1,955	$422	$333	$6,965	$7,034
 (1) Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, the Idaho portion of net periodic benefit cost is recorded as a regulatory asset and is recognized in the income statement as those costs are recovered through rates.
 (2) Of total net periodic benefit cost recognized for financial reporting, $4.2 million and $4.1 million, respectively, were recognized in "Other operations and maintenance" and $2.8 million and $2.9 million, respectively, were recognized in "Other expense, net" on the condensed consolidated statements of income of the companies for the three months ended March 31, 2019 and 2018.

Idaho Power has no minimum contribution requirement to its defined benefit pension plan in 2019. However, during the three months ended March 31, 2019, Idaho Power made $10 million of discretionary contributions to its defined benefit pension plan, in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions and to mitigate the cost of being in an underfunded position. The primary impact of pension contributions is on the timing of cash flows, as the timing of cost recovery lags behind contributions.

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

The table below presents the gains and losses on derivatives not designated as hedging instruments for the three months ended March 31, 2019 and 2018 (in thousands).

		Gain/(Loss) on Derivatives Recognized in Income(1)
	Location of Realized Gain/(Loss) on Derivatives Recognized in Income	Three months ended March 31,
		2019	2018
Financial swaps	Operating revenues	$(3,203)	$239
Financial swaps	Purchased power	743	(202)
Financial swaps	Fuel expense	12,395	(688)
Financial swaps	Other operations and maintenance	—	7
Forward contracts	Operating revenues	64	2
Forward contracts	Purchased power	(64)	(13)
Forward contracts	Fuel expense	416	14
(1) Excludes unrealized gains or losses on derivatives, which are recorded on the balance sheet as regulatory assets or regulatory liabilities.

Settlement gains and losses on electricity swap contracts are recorded on the income statement in operating revenues or purchased power depending on the forecasted position being economically hedged by the derivative contract. Settlement gains and losses on contracts for natural gas are reflected in fuel expense. Settlement gains and losses on diesel derivatives are recorded in other operations and maintenance expense. See Note 11 - "Fair Value Measurements" for additional information concerning the determination of fair value for Idaho Power’s assets and liabilities from price risk management activities.

Credit Risk

At March 31, 2019, Idaho Power did not have material credit risk exposure from financial instruments, including derivatives. Idaho Power monitors credit risk exposure through reviews of counterparty credit quality, corporate-wide counterparty credit exposure, and corporate-wide counterparty concentration levels. Idaho Power manages these risks by establishing credit and concentration limits on transactions with counterparties and requiring contractual guarantees, cash deposits, or letters of credit from counterparties or their affiliates, as deemed necessary. Idaho Power’s physical power contracts are commonly under Western Systems Power Pool agreements, physical gas contracts are usually under North American Energy Standards Board contracts, and financial transactions are usually under International Swaps and Derivatives Association, Inc. contracts. These contracts contain adequate assurance clauses requiring collateralization if a counterparty has debt that is downgraded below investment grade by at least one rating agency.

Credit-Contingent Features

Certain Idaho Power derivative instruments contain provisions that require Idaho Power's unsecured debt to maintain an investment grade credit rating from Moody's Investors Service and Standard & Poor's Ratings Services. If Idaho Power's unsecured debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position at March 31, 2019, was $1.4 million. Idaho Power posted no cash collateral related to this amount. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2019, Idaho Power would have been required to pay or post collateral to its counterparties up to an additional $5.5 million to cover the open liability positions as well as completed transactions that have not yet been paid.

Derivative Instrument Summary

The table below presents the fair values and locations of derivative instruments not designated as hedging instruments recorded on the balance sheets and reconciles the gross amounts of derivatives recognized as assets and as liabilities to the net amounts presented in the balance sheets at March 31, 2019, and December 31, 2018 (in thousands).

		Asset Derivatives				Liability Derivatives
	Balance Sheet Location	Gross Fair Value	Amounts Offset		Net Assets	Gross Fair Value	Amounts Offset	Net Liabilities

March 31, 2019
Current:
Financial swaps	Other current assets	$6,767	$(2,143)	(1)	$4,624	$204	$(204)	$—
Financial swaps	Other current liabilities	471	(471)		—	1,115	(471)	644
Forward contracts	Other current assets	195	—		195	—	—	—
Long-term:
Financial swaps	Other assets	122	—		122	—	—	—
Financial swaps	Other liabilities	5	(5)		—	54	(5)	49
Total		$7,560	$(2,619)		$4,941	$1,373	$(680)	$693

December 31, 2018
Current:
Financial swaps	Other current assets	$4,639	$(984)	(2)	$3,655	$938	$(938)	$—
Financial swaps	Other current liabilities	—	—		—	806	—	806
Forward contracts	Other current liabilities	—	—		—	104	—	104
Long-term:
Financial swaps	Other assets	—	—		—	64	—	64
Total		$4,639	$(984)		$3,655	$1,912	$(938)	$974
(1) Current asset derivative amounts offset include $1.9 million of collateral payable for the period ending March 31, 2019.
(2) Current asset derivative amounts offset include $45 thousand of collateral payable for the period ending December 31, 2018.

The table below presents the volumes of derivative commodity forward contracts and swaps outstanding at March 31, 2019 and 2018 (in thousands of units).

		March 31,
Commodity	Units	2019	2018
Electricity purchases	MWh	194	393
Electricity sales	MWh	116	168
Natural gas purchases	MMBtu	9,596	8,920
Natural gas sales	MMBtu	338	211
Diesel purchases	Gallons	—	678

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

IDACORP’s and Idaho Power’s assessment of a particular input's significance to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy. An item recorded at fair value is reclassified among levels when changes in the nature of valuation inputs cause the item to no longer meet the criteria for the level in which it was previously categorized. There were no transfers between levels or material changes in valuation techniques or inputs during the three months ended March 31, 2019.

The table below presents information about IDACORP’s and Idaho Power’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2019, and December 31, 2018 (in thousands).

	March 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds
IDACORP(1)	$51,600	$—	$—	$51,600	$97,833	$—	$—	$97,833
Idaho Power	42,669	—	—	42,669	79,228	—	—	79,228
Derivatives	4,746	195	—	4,941	3,655	—	—	3,655
Equity securities	35,668	—	—	35,668	36,488	—	—	36,488
Liabilities:
Derivatives	693	—	—	693	870	104	—	974
 (1) Holding company only. Does not include amounts held by Idaho Power.

Idaho Power’s derivatives are contracts entered into as part of its management of loads and resources. Electricity derivatives are valued on the Intercontinental Exchange with quoted prices in an active market. Natural gas and diesel derivatives are valued using New York Mercantile Exchange (NYMEX) and Intercontinental Exchange (ICE) pricing, adjusted for location basis, which are also quoted under NYMEX and ICE pricing. Equity securities consist of employee-directed investments related to an executive deferred compensation plan and actively traded money market and exchange traded funds related to the SMSP. The investments are measured using quoted prices in active markets and are held in a Rabbi trust.

The table below presents the carrying value and estimated fair value of financial instruments that are not reported at fair value, as of March 31, 2019, and December 31, 2018, using available market information and appropriate valuation methodologies (in thousands).

	March 31, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
IDACORP
Assets:
Notes receivable(1)	$3,804	$3,804	$3,804	$3,804
Liabilities:
Long-term debt(1)	1,835,155	1,973,414	1,834,788	1,942,773
Idaho Power
Liabilities:
Long-term debt(1)	1,835,155	1,973,414	1,834,788	1,942,773
(1) Notes receivable and long-term debt are categorized as Level 3 and Level 2, respectively, of the fair value hierarchy, as defined earlier in this Note 11 - "Fair Value Measurements."

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

	Utility Operations	All Other	Eliminations	Consolidated Total
Three months ended March 31, 2019:
Revenues	$349,771	$548	$—	$350,319
Net income attributable to IDACORP, Inc.	41,584	1,102	—	42,686
Total assets as of March 31, 2019	6,254,189	169,880	(36,254)	6,387,815
Three months ended March 31, 2018:
Revenues	$309,461	$646	$—	$310,107
Net income attributable to IDACORP, Inc.	35,857	285	—	36,142

13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

The table below presents changes in components of accumulated other comprehensive income (AOCI), net of tax, during the three months ended March 31, 2019 and 2018 (in thousands). Items in parentheses indicate charges to AOCI.

	Defined Benefit Pension Items
	Three months ended March 31,
	2019	2018
Balance at beginning of period	$(22,844)	$(30,964)
Amounts reclassified out of AOCI	488	721
Balance at end of period	$(22,356)	$(30,243)

The table below presents amounts reclassified out of components of AOCI and the income statement location of those amounts reclassified during the three months ended March 31, 2019 and 2018 (in thousands). Items in parentheses indicate increases to net income.

	Amount Reclassified from AOCI
Details About AOCI	Three months ended March 31,
	2019	2018
Amortization of defined benefit pension items(1)
Prior service cost	$24	$24
Net loss	633	947
Total before tax	657	971
Tax benefit(2)	(169)	(250)
Total reclassification for the period, net of tax	$488	$721
(1) Amortization of these items is included in IDACORP's condensed consolidated income statements in other operating expenses and in Idaho Power's condensed consolidated statements of income in other expense, net.
(2) The tax benefit is included in income tax expense in the condensed consolidated statements of income of both IDACORP and Idaho Power.

14. CHANGES IN IDAHO POWER RETAINED EARNINGS

The table below presents changes in Idaho Power retained earnings during the three months ended March 31, 2019 and 2018 (in thousands).

	Three months ended March 31,
	2019	2018
Balance at beginning of period	$1,409,245	$1,308,702
Net income	41,584	35,857
Dividends to parent	(32,054)	(30,087)
Balance at end of period	$1,418,775	$1,314,472

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of IDACORP, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of IDACORP, Inc. and subsidiaries (the “Company”) as of March 31, 2019, the related condensed consolidated statements of income, comprehensive income, equity, and cash flows for the three-month periods ended March 31, 2019 and 2018, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2018, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated February 21, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 2, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Idaho Power Company

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Idaho Power Company and subsidiary (the “Company”) as of March 31, 2019, the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2019 and 2018, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2018, and the related consolidated statements of income, comprehensive income, retained earnings and cash flows for the year then ended (not presented herein); and in our report dated February 21, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 2, 2019

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in this report, the general financial condition and results of operations for IDACORP, Inc. and its subsidiaries (collectively, IDACORP) and Idaho Power Company and its subsidiary (collectively, Idaho Power) are discussed. While reading the MD&A, please refer to the accompanying condensed consolidated financial statements of IDACORP and Idaho Power. Also refer to "Cautionary Note Regarding Forward-Looking Statements" in this report for important information regarding forward-looking statements made in this MD&A and elsewhere in this report. This discussion updates the MD&A included in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2018, (the 2018 Annual Report) and should also be read in conjunction with the information in that report. The results of operations for an interim period generally will not be indicative of results for the full year, particularly in light of the seasonality of Idaho Power's sales volumes, as discussed below.

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

EXECUTIVE OVERVIEW

Management's Outlook and Company Initiatives

In the 2018 Annual Report, IDACORP's and Idaho Power's management included a brief overview of their business strategies for the companies for 2019 and beyond, under the heading "Executive Overview" in the MD&A. As of the date of this report, management's outlook and strategy remain consistent with that discussion. Most notably:

•
Idaho Power continues to expect positive customer growth in its service area, and continues to participate in and support state and local economic development initiatives aimed at responsible and sustainable growth. During the first three months of 2019, Idaho Power's customer count grew by nearly 3,000 customers, and for the twelve months ended March 31, 2019, the customer growth rate was 2.4 percent.

•
Idaho Power anticipates substantial capital investments, with expected total capital expenditures of approximately $1.5 billion over the five-year period from 2019 (including the expenditures incurred so far in 2019) through 2023.

•
Idaho Power continues to execute on its four strategic areas: growing to enhance financial strength, improving Idaho Power's core business, enhancing Idaho Power's brand, and focusing on safety and employee engagement.

•
Idaho Power continues to focus on timely recovery of costs and earning a reasonable return on investment, including working to evaluate and ensure that its rate design and regulatory mechanisms properly reflect the cost to provide electric service.

In February 2019, Idaho Power reached an agreement with NV Energy that facilitates the planned end of Idaho Power's participation in coal-fired operations at units 1 and 2 of its jointly-owned North Valmy coal-fired power plant (Valmy Plant) in 2019 and 2025, respectively. In March 2019, Idaho Power requested that the IPUC approve the Valmy Plant agreement and allow Idaho Power to recover through customer rates the $1.2 million incremental annual levelized revenue requirement associated with required Valmy Plant planned and actual investments and other exit costs.

In March 2019, Idaho Power announced a goal to provide its customers with 100-percent clean energy by 2045. The "Clean Today, Cleaner Tomorrow.™" effort builds upon Idaho Power’s 100-year history as a clean-energy leader and aims to maintain

Idaho Power's focus on providing safe, fair-priced, reliable service to its customers with a continued commitment to strong, sustainable financial results. To achieve the goal, Idaho Power plans to continue its path away from coal, by relying on its clean hydropower facilities, which typically meet almost half its customers’ energy demands, and adding other cost-effective, clean resources over time.

Also in March 2019, Idaho Power signed a 20-year power purchase agreement, which as of the date of this report is pending regulatory approval, to buy the output from a 120 megawatt (MW) solar facility proposed to be constructed by a third party. Assuming the purchase agreement is approved and project completed, Idaho Power would initially pay $21.75 per megawatt-hour (MWh) for the output of the facility, one of the lowest priced solar contracts of its size.

Summary of Financial Results

The following is a summary of Idaho Power's net income, net income attributable to IDACORP, and IDACORP's earnings per diluted share for the three months ended March 31, 2019 and 2018 (in thousands, except earnings per share amounts):

	Three months ended March 31,
	2019	2018
Idaho Power net income	$41,584	$35,857
Net income attributable to IDACORP, Inc.	$42,686	$36,142
Average outstanding shares – diluted	50,518	50,463
IDACORP, Inc. earnings per diluted share	$0.84	$0.72

The table below provides a reconciliation of net income attributable to IDACORP for the three months ended March 31, 2019, from the same period in 2018 (items are in millions and are before related income tax impact unless otherwise noted).

	Three months ended
Net income attributable to IDACORP, Inc. - March 31, 2018		$36.1
Increase (decrease) in Idaho Power net income:
Customer growth, net of associated power supply costs and power cost adjustment mechanisms	4.1
Usage per retail customer, net of associated power supply costs and power cost adjustment mechanisms	1.9
Idaho fixed cost adjustment (FCA) revenues	(2.3)
Retail revenues per MWh, net of associated power supply costs and power cost adjustment mechanisms	3.7
Transmission wheeling-related revenues	4.0
Other operations and maintenance (O&M) expenses	(2.7)
Other changes in operating revenues and expenses, net	(1.1)
Increase in Idaho Power operating income	7.6
Earnings of equity-method investments	(1.9)
Non-operating income and expenses	1.5
Additional accumulated deferred investment tax credits (ADITC) amortization	(0.5)
Income tax expense (excluding additional ADITC amortization)	(1.0)
Total increase in Idaho Power net income		5.7
Other IDACORP changes (net of tax)		0.9
Net income attributable to IDACORP, Inc. - March 31, 2019		$42.7

IDACORP's net income increased $6.5 million for the first quarter of 2019 compared with the first quarter of 2018, primarily due to higher net income at Idaho Power.
Customer growth increased operating income by $4.1 million in the first quarter of 2019 compared with the first quarter of 2018, as the number of Idaho Power customers grew by 2.4 percent during the twelve months ended March 31, 2019. Sales volumes on a per-customer basis increased operating income by $1.9 million in the first quarter of 2019 compared with the first quarter of 2018. Colder temperatures in the first quarter of 2019 compared with the first quarter of 2018 caused residential customers to use 3 percent more electricity per customer for heating. The increase in residential sales volumes was offset by the FCA mechanism (applicable to residential and small commercial customers), which decreased revenues by $2.3 million during the first quarter of 2019 compared with the first quarter of 2018. The colder weather also caused an increase in the proportion of residential sales in higher rate categories under Idaho Power's tiered rate structure. These higher tiered rates were the primary reason for the $3.7 million net increase in retail revenues per MWh in the first quarter of 2019 compared with the first quarter of 2018. To a lesser extent, changes in the customer sales mix increased the retail revenues per MWh as volumes sold to residential customers made up a greater portion of the customer sales mix in the first quarter of 2019 compared with the first quarter of 2018. Residential customers generally pay a higher per-MWh rate than other customers.

During the first quarter of 2019, Idaho Power benefited from a $4.0 million increase in transmission wheeling-related revenue, compared with the first quarter of 2018. This change was largely due to an increase in wheeling-related volumes, partially offset by a decrease in Idaho Power's open access transmission tariff (OATT) rates that became effective in October 2018. Wheeling-related volumes increased due to regional wholesale energy market activity in the first quarter of 2019.

Other O&M expenses were $2.7 million higher in the first quarter of 2019 compared with the first quarter of 2018. O&M expenses related to Idaho Power's thermal generation increased $1.5 million due primarily to increased generation at the jointly-owned North Valmy coal-fired power plant (Valmy Plant), for which a corresponding amount was recorded as revenues pursuant to the June 2017 IPUC-approved settlement stipulation relating to the Valmy Plant. The remaining $1.2 million net increase in other O&M expenses was primarily due to various inflationary cost increases.

Based on its estimate of full-year 2019 return on year-end equity in the Idaho jurisdiction (Idaho ROE), in the first quarter of 2019, Idaho Power recorded no additional ADITC amortization under the Idaho regulatory settlement stipulation approved in October 2014. During the first quarter of 2018, Idaho Power recorded $0.5 million of additional ADITC amortization, which was reversed in the second quarter of 2018. Excluding additional ADITC amortization, Idaho Power income tax expense increased $1.0 million in the first quarter of 2019 compared with the first quarter of 2018, due primarily to higher pre-tax income.

Overview of General Factors and Trends Affecting Results of Operations and Financial Condition

IDACORP's and Idaho Power's results of operations and financial condition are affected by a number of factors, and the impact of those factors is discussed in more detail below in this MD&A. To provide context for the discussion elsewhere in this report, some of the more notable factors are summarized below:

•
Regulation of Rates and Cost Recovery: The prices that Idaho Power is authorized to charge for its electric and transmission service is a critical factor in determining IDACORP's and Idaho Power's results of operations and financial condition. Those rates are established by state regulatory commissions and the FERC and are intended to allow Idaho Power an opportunity to recover its expenses and earn a reasonable return on investment. Idaho Power focuses on timely recovery of its costs through filings with its regulators, working to put in place innovative regulatory mechanisms, and on the prudent management of expenses and investments. Idaho Power has regulatory settlement stipulations in Idaho that include provisions for the accelerated amortization of certain tax credits to help achieve a minimum 9.5 percent (9.4 percent after 2019) Idaho ROE. The settlement stipulations also provide for the potential sharing between Idaho Power and its customers of Idaho-jurisdictional earnings in excess of 10.0 percent of Idaho ROE. The settlement stipulations provide for modification of certain terms and the indefinite extension of the mechanism beyond the original termination date of December 31, 2019. The specific terms of these settlement stipulations are described in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2018 Annual Report. During 2019, Idaho Power will continue to assess the need to file a general rate case to reset base rates but does not anticipate filing a rate case in the next twelve months.

•
Economic Conditions and Loads: Economic conditions impact consumer demand for energy, revenues, collectability of accounts, the volume of wholesale energy sales, and the need to construct and improve infrastructure, purchase power, and implement programs to meet customer load demands. In recent years, Idaho Power has seen growth in the number of customers in its service area. Over the 12 months ended March 31, 2019, Idaho Power's customer count grew by 2.4 percent. Idaho Power expects its number of customers to continue to increase in the foreseeable future. Employment in Idaho Power's service area grew by approximately 2.8 percent during the twelve months ended March 31, 2019, based on Idaho Department of Labor preliminary March 2019 data. Idaho Power has in recent years supported State of Idaho-coordinated efforts to promote economic development with an emphasis on attracting industrial and commercial customers to its service area.

In August 2018, Idaho Power began preparing its 2019 Integrated Resource Plan (IRP). As of the date of this report, the load forecast assumptions Idaho Power expects to use in the 2019 IRP are included in the table below. For comparison purposes, the analogous average annual growth rates used in the prior two IRPs are included.

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

Further, as Idaho Power's hydroelectric facilities comprise nearly one-half of Idaho Power's nameplate generation capacity, precipitation levels impact the mix of Idaho Power's generation resources. When hydroelectric generation is reduced, Idaho Power must rely on more expensive generation sources and purchased power. When favorable hydroelectric generating conditions exist for Idaho Power, they also may exist for other Pacific Northwest hydroelectric facility operators, lowering regional wholesale market prices and impacting the revenue Idaho Power receives from wholesale energy sales. Much of the adverse or favorable impact of this volatility is addressed through the Idaho and Oregon power cost adjustment mechanisms. For 2019, Idaho Power expects generation from its hydroelectric resources to be in the range of 7.0 to 9.0 million MWh, compared with 20-year average annual hydroelectric generation of 7.5 million MWh.

•
Rate Base Growth and Infrastructure Investment: As noted above, the rates established by the IPUC and OPUC are determined so as to provide an opportunity for Idaho Power to recover authorized operating expenses and earn a reasonable return on “rate base.” Rate base is generally determined by reference to the original cost (net of accumulated depreciation) of utility plant in service and certain other assets, subject to various adjustments for deferred taxes and other items. Over time, rate base is increased by additions to utility plant in service and reduced by depreciation and retirement of utility plant and write-offs as authorized by the IPUC and OPUC. In recent years, Idaho Power has been pursuing significant enhancements to its utility infrastructure in an effort to maintain system reliability, to ensure an adequate supply of electricity, and to provide service to new customers, including major ongoing transmission projects such as the Boardman-to-Hemingway and Gateway West projects. Idaho Power's existing hydroelectric and thermal generation facilities also require continuing upgrades and equipment replacement, and the company is undertaking a significant relicensing effort for the Hells Canyon Complex (HCC), its largest hydroelectric generation resource. Idaho Power intends to pursue inclusion of significant completed capital projects into rate base as part of a general rate case or other appropriate regulatory proceeding.

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

•
Regulatory and Environmental Compliance Costs: Idaho Power is subject to extensive federal and state laws, policies, and regulations, as well as regulatory actions and audits by agencies and quasi-governmental agencies, including the FERC, the North American Electric Reliability Corporation, and the Western Electricity Coordinating Council. Compliance with these requirements directly influences Idaho Power's operating environment and affects Idaho Power's operating costs. Recently, energy industry regulators have issued substantial penalties for utilities alleged to have violated reliability and critical infrastructure protection requirements. Moreover, environmental laws and regulations, in particular, may increase the cost of constructing new facilities, may increase the cost of operating generation plants, including Idaho Power's jointly-owned coal-fired generating plants, may require that Idaho Power install additional pollution control devices at existing generating plants, or may require that Idaho Power cease operating certain generation plants. Idaho Power expects to spend significant amounts on environmental compliance and controls in the next decade, and due to economic factors in part associated with the costs of compliance with environmental regulation, has accelerated the retirement dates of two of its co-owned coal-fired power plants.

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

RESULTS OF OPERATIONS

This section of MD&A takes a closer look at the significant factors that affected IDACORP’s and Idaho Power’s earnings during the three months ended March 31, 2019. In this analysis, the results for the three months ended March 31, 2019, are compared with the same period in 2018.

The table below presents Idaho Power’s energy sales and supply (in thousands of MWh) for the three months ended March 31, 2019 and 2018.

	Three months ended March 31,
	2019	2018
Retail energy sales	3,371	3,246
Wholesale energy sales	860	860
Bundled energy sales	146	224
Total energy sales	4,377	4,330
Hydroelectric generation	2,100	2,725
Coal generation	1,132	607
Natural gas and other generation	427	104
Total system generation	3,659	3,436
Purchased power	1,061	1,189
Line losses	(343)	(295)
Total energy supply	4,377	4,330

For purposes of illustration, Boise, Idaho weather-related information for the three months ended March 31, 2019 and 2018, is presented in the table as follows.

	Three months ended March 31,
	2019	2018	Normal (2)
Heating degree-days(1)	2,437	2,297	2,480
Cooling degree-days(1)	—	—	—
Precipitation (inches)	6.1	3.8	3.6
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

Sales Volume and Generation: In the first three months of 2019, retail sales volumes increased 125 thousand MWh, or 4 percent, compared with the same period of 2018. Customer growth increased sales volumes during the first three months of 2019, compared with the same period in 2018, with the number of Idaho Power's customers growing by 2.4 percent over the prior twelve months. During the first three months of 2019, usage per residential customer was approximately 3 percent higher compared with 2018. The increase in residential usage was primarily due to colder temperatures during the first three months of 2019 compared with the same period of 2018, which increased the use of electricity for heating purposes. Heating degree-days in Boise, Idaho were 6 percent higher in the first three months of 2019 compared with the first three months of 2018, but 2 percent below normal.

Total system generation increased 6 percent during the first three months of 2019 compared with the same period in 2018, and thermal generation volumes more than doubled, but were partially offset by decreases in hydroelectric generation and purchased power volumes. Hydroelectric generation decreased 23 percent during the first three months of 2019 compared with the same period in 2018; however, hydroelectric generation in the first quarter of 2018 was the highest first quarter hydroelectric generation in the previous ten years. In the first three months of 2019, higher regional energy market prices resulted in an 11 percent decrease in purchased power volumes compared with the first three months of 2018 as Idaho Power used its own generation resources to meet customer demand.

The financial impacts of fluctuations in wholesale energy sales, purchased power, fuel expense, and other power supply-related expenses are addressed in Idaho Power's Idaho and Oregon power cost adjustment mechanisms, which are described later in this MD&A.

Operating Revenues

Retail Revenues: The table below presents Idaho Power’s retail revenues (in thousands) and MWh sales volumes (in thousands) for the three months ended March 31, 2019 and 2018, and the number of customers as of March 31, 2019 and 2018.

	Three months ended March 31,
	2019	2018
Retail revenues:
Residential (includes $11,309 and $13,543, respectively, related to the FCA)(1)	$150,219	$146,683
Commercial (includes $342 and $362, respectively, related to the FCA)(1)	73,106	74,227
Industrial	45,498	45,792
Irrigation	999	407
Deferred revenue related to HCC relicensing AFUDC(2)	(2,119)	(2,584)
Total retail revenues	$267,703	$264,525
Volume of retail sales (MWh)
Residential	1,490	1,403
Commercial	1,019	1,001
Industrial	852	833
Irrigation	10	9
Total retail MWh sales	3,371	3,246
Number of retail customers at period end
Residential	467,252	455,685
Commercial	71,911	70,651
Industrial	127	117
Irrigation	21,202	20,944
Total customers	560,492	547,397
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

Retail revenues increased $3.2 million during the first quarter of 2019 compared with the same period in 2018. The factors affecting retail revenues during the period are discussed below.

•
Rates: Customer rates, excluding collections of amounts related to the PCA mechanism, increased revenues by approximately $3 million. Colder weather caused an increase in the proportion of residential sales in higher rate categories under Idaho Power's tiered rate structure. These higher tiered rates were the primary reason for an increase in retail revenues attributable to rates. To a lesser extent, changes in the customer sales mix increased average rates as volumes sold to residential customers made up a greater portion of the customer sales mix in the first quarter of 2019 compared with the first quarter of 2018. Customer rates also include collection of amounts related to the PCA mechanism, which decreased revenues by $7.7 million in the first quarter of 2019 compared with the first quarter of 2018. The collection of amounts related to the PCA mechanism in rates has no effect on operating income as a corresponding amount is recorded as expense in the same period it is collected through rates.

•	Customers: Customer growth of 2.4 percent increased retail revenues by $6.0 million in the first quarter of 2019 compared with the first quarter of 2018.

•
Usage: Increased usage (on a per customer basis), primarily by residential customers, increased retail revenues by $4.3 million for the first three months of 2019 compared with the first three months of 2018. Increased usage was primarily the result of colder temperatures in Idaho Power's service area during the first three months of 2019 compared with the same period of 2018, which led to increased usage by residential customers for heating.

•
Idaho FCA Revenue: The FCA mechanism, applicable to Idaho residential and small commercial customers, adjusts revenue each year to accrue, or defer, the difference between the authorized fixed-cost recovery amount per customer and the actual fixed costs per customer recovered by Idaho Power through volume-based rates during the year. Higher usage (on a per customer basis) by residential and small general service customers during the first three months of 2019 decreased the amount of FCA revenue accrued by $2.3 million compared with the same period in 2018.

Wholesale Energy Sales: Wholesale energy sales consist primarily of long-term sales contracts, opportunity sales of surplus system energy, and sales into the Western EIM, and do not include derivative transactions. The table below presents Idaho Power’s wholesale energy sales for the three months ended March 31, 2019 and 2018 (in thousands, except for per MWh amounts).

	Three months ended March 31,
	2019	2018
Wholesale energy revenues	$47,215	$13,766
Wholesale MWh sold	860	860
Wholesale energy revenues per MWh	$54.90	$16.01

In the first three months of 2019, wholesale energy revenues increased by $33.4 million compared with the first three months of 2018. Wholesale energy sales volumes were unchanged, but the average price of wholesale energy sales more than tripled in the first quarter of 2019 compared with the first quarter of 2018. Below-normal temperatures in the Northwest, lack of energy imports due to equipment maintenance, and limited production from the federal hydroelectric system due to freezing temperatures and low water flow increased regional wholesale energy prices during the first three months of 2019 compared with the first three months of 2018. During the fourth quarter of 2018, a natural gas pipeline ruptured in British Columbia, Canada, disrupting natural gas flows to the Pacific Northwest and Western Canada, driving up wholesale energy and natural gas prices in the region. During the first three months of 2019, the pipeline was operating at reduced capacity, which also contributed to continued increased energy prices during the period.

Transmission Wheeling-Related Revenues: Transmission wheeling-related revenues increased $4.0 million, or 34 percent, in the first three months of 2019 compared with the first three months of 2018, largely due to an increase in wheeling-related volumes, partially offset by a decrease in Idaho Power's OATT rates that became effective in October 2018. Regional wholesale energy market activity increased wheeling-related volumes in the first quarter of 2019 compared to the first quarter of 2018.

Energy Efficiency Program Revenues: In both Idaho and Oregon, energy efficiency riders fund energy efficiency program expenditures. Expenditures funded through the riders are reported as an operating expense with an equal amount recorded in revenues, resulting in no net impact on earnings. The cumulative variance between expenditures and amounts collected through the rider is recorded as a regulatory asset or liability. A liability balance indicates that Idaho Power has collected more than it has spent and an asset balance indicates that Idaho Power has spent more than it has collected. At March 31, 2019, Idaho Power's energy efficiency rider balances were a $4.7 million regulatory liability in the Idaho jurisdiction and a $1.3 million regulatory asset in the Oregon jurisdiction.

Operating Expenses

Purchased Power: The table below presents Idaho Power’s purchased power expenses and volumes for the three months ended March 31, 2019 and 2018 (in thousands, except for per MWh amounts).

	Three months ended March 31,
	2019	2018
Expense
PURPA contracts	$41,082	$41,938
Other purchased power (including wheeling)	21,749	19,990
Total purchased power expense	$62,831	$61,928
MWh purchased
PURPA contracts	678	710
Other purchased power	383	479
Total MWh purchased	1,061	1,189
Cost per MWh from PURPA contracts	$60.59	$59.07
Cost per MWh from other sources	$56.79	$41.73
Weighted average - all sources	$59.22	$52.08

Purchased power expense increased $0.9 million, or 1 percent, in the first three months of 2019 compared with the same period of 2018. The increase in purchased power expense was primarily due to a 36 percent increase in costs per MWh of purchased power from sources other than PURPA contracts due to wholesale energy market conditions described earlier in this MD&A.

Fuel Expense: The table below presents Idaho Power’s fuel expenses and thermal generation for the three months ended March 31, 2019 and 2018 (in thousands, except for per MWh amounts).

	Three months ended March 31,
	2019	2018
Expense
Coal	$38,623	$23,282
Natural gas(1)	13,247	4,453
Total fuel expense	$51,870	$27,735
MWh generated
Coal	1,132	607
Natural gas(1)	427	104
Total MWh generated	1,559	711
Cost per MWh - Coal	$34.12	$38.36
Cost per MWh - Natural gas	$31.02	$42.82
Weighted average, all sources	$33.27	$39.01
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

Fuel expense increased $24.1 million, or 87 percent, in the first three months of 2019, compared with the same period of 2018. The increase in fuel expense was due to thermal generation volumes, which more than doubled in the first quarter of 2019 compared with the first quarter of 2018, partially offset by the beneficial impact of natural gas hedges entered into in the first three months of 2019. Increased thermal generation offset a 23 percent decrease in hydroelectric generation between the comparable periods and provided generation for economic sales of energy in the wholesale energy market. In the first quarter of 2019, gains on financial gas hedges of $12.4 million, entered into in accordance with Idaho Power's energy risk management policies, reduced natural gas fuel expense. Most of these realized hedging gains will provide a benefit to customers through the power cost adjustment mechanisms described below.

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

The table that follows presents the components of the Idaho and Oregon power cost adjustment mechanisms for the three months ended March 31, 2019 and 2018 (in thousands).

	Three months ended March 31,
	2019	2018
Idaho power supply cost accrual	$30,940	$17,546
Amortization of prior year authorized balances	(4,715)	7,992
Total power cost adjustment expense	$26,225	$25,538

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

Other O&M Expenses: Other O&M expenses increased $2.7 million, or 3 percent, in the first quarter of 2019 compared with the same period of 2018. O&M expenses related to Idaho Power's thermal generation increased $1.5 million due primarily to increased generation at the Valmy Plant, for which a corresponding amount was recorded as revenues pursuant to the June 2017 IPUC-approved settlement stipulation relating to the Valmy Plant. The remaining $1.2 million net increase in other O&M expenses was primarily due to various inflationary cost increases.

Income Taxes

IDACORP's and Idaho Power's income tax expense increased $1.4 million and $1.5 million, respectively, for the three months ended March 31, 2019, when compared with the same period in 2018, primarily due to greater pre-tax income. For information relating to IDACORP's and Idaho Power's computation of income tax expense and estimated annual effective tax rate, see Note 2 - "Income Taxes" to the condensed consolidated financial statements included in this report.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Idaho Power has been pursuing significant enhancements to its utility infrastructure in an effort to ensure an adequate supply of electricity, to provide service to new customers, and to maintain system reliability. Idaho Power's existing hydroelectric and thermal generation facilities also require continuing upgrades and component replacement. Idaho Power anticipates these substantial capital expenditures to continue, with expected total capital expenditures of approximately $1.5 billion over the five-year period from 2019 (including expenditures incurred to-date in 2019) through 2023.

Idaho Power funds its liquidity needs for capital expenditures through cash flows from operations, debt offerings, commercial paper markets, credit facilities, and capital contributions from IDACORP. Idaho Power periodically files for rate adjustments for recovery of operating costs and capital investments to provide the opportunity to align Idaho Power's earned returns with those allowed by regulators. Idaho Power uses operating and capital budgets to control operating costs and capital expenditures. During the first three months of 2019, Idaho Power continued its efforts to optimize operations, control costs, and generate operating cash inflows to meet operating expenditures, contribute to capital expenditure requirements, and pay dividends to shareholders.

As of April 26, 2019, IDACORP's and Idaho Power's access to debt, equity, and credit arrangements included:

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

IDACORP and Idaho Power seek to maintain capital structures of approximately 50 percent debt and 50 percent equity, and maintaining this ratio influences IDACORP's and Idaho Power's debt and equity issuance decisions. As of March 31, 2019, IDACORP's and Idaho Power's capital structures, as calculated for purposes of applicable debt covenants, were as follows:

	IDACORP	Idaho Power
Debt	44%	46%
Equity	56%	54%

IDACORP and Idaho Power generally maintain their cash and cash equivalents in highly liquid investments, such as U.S. Treasury Bills, money market funds, and bank deposits.

Operating Cash Flows

IDACORP’s and Idaho Power’s operating cash inflows for the three months ended March 31, 2019, were $57 million and $54 million, respectively, a decrease of $35 million for both IDACORP and Idaho Power, compared with the same period in 2018. With the exception of cash flows related to income taxes, IDACORP's operating cash flows are principally derived from the operating cash flow of Idaho Power. Significant items that affected the comparability of the companies' operating cash flows in the first three months of 2019 compared with the same period in 2018 were as follows:

•	increased net income;

•	changes in deferred taxes and in taxes accrued and receivable combined to increased cash flows by $2 million at IDACORP and at Idaho Power;

•	changes in regulatory assets and liabilities, mostly related to the relative amounts of costs deferred and collected under the Idaho PCA mechanism, decreased operating cash flows by $10 million;

•	changes in working capital balances due primarily to timing, including fluctuations in accounts receivable, other current assets, and accounts payable, as follows:

◦
increase in customer receivables at March 31, 2019, due primarily to higher wholesale energy sales described earlier in MD&A combined with the timing of collections of accounts receivable balances decreased operating cash flows by $20 million for IDACORP and Idaho Power; and

◦	timing of accounts payable payments decreased operating cash flows by $19 million for IDACORP and Idaho Power.

Investing Cash Flows

Investing activities consist primarily of capital expenditures related to new construction and improvements to Idaho Power’s generation, transmission, and distribution facilities. IDACORP’s and Idaho Power’s net investing cash outflows for the three months ended March 31, 2019, were $57 million. Investing cash outflows for 2019 and 2018 were primarily for construction of utility infrastructure needed to address Idaho Power’s aging plant and equipment, customer growth, and environmental and regulatory compliance requirements.

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

IDACORP's and Idaho Power's net financing cash outflows for the three months ended March 31, 2019 were $36 million and $32 million, respectively. In the first three months of 2019, IDACORP and Idaho Power paid cash dividends of $32 million.

Financing Programs and Available Liquidity

IDACORP Equity Programs: In recent years, IDACORP has entered into sales agency agreements under which IDACORP could offer and sell shares of its common stock from time to time through a third-party agent. The most recent sales agency agreement terminated in May 2016. IDACORP has no current plans to issue equity securities other than under its equity compensation plans during 2019, and as of the date of this report, IDACORP has not pursued the execution of a new sales agency agreement.

Idaho Power First Mortgage Bonds: Idaho Power's issuance of long-term indebtedness is subject to the approval of the IPUC, OPUC, and Wyoming Public Service Commission (WPSC). In April and May 2016, Idaho Power received orders from the IPUC, OPUC, and WPSC authorizing the company to issue and sell from time to time of up to $500 million in aggregate principal amount of debt securities and first mortgage bonds, subject to conditions specified in the orders. Authority from the IPUC is effective through May 31, 2019, subject to extension upon request to the IPUC. The OPUC’s and WPSC’s orders do not impose a time limitation for issuances, but the OPUC order does impose a number of other conditions, including a requirement that the interest rates for the debt securities or first mortgage bonds fall within either (a) designated spreads over comparable U.S. Treasury rates or (b) a maximum interest rate limit of seven percent.

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

In April 2019, Idaho Power received orders from the IPUC, OPUC, and WPSC authorizing the issuance and sale from time to time of up to $500 million in aggregate principal amount of debt securities and first mortgage bonds, to supercede and replace the remaining $280 million in principal amount of long-term debt securities authorized for issuance under then-existing orders from those regulators. Future issuances of first mortgage bonds are subject to satisfaction of covenants and security provisions set forth in the Indenture, including interest coverage, as well as market conditions, conditions in regulatory authorizations, and covenants contained in other financing agreements.

The Indenture limits the amount of first mortgage bonds at any one time outstanding to $2.5 billion, and as a result, the maximum amount of additional first mortgage bonds Idaho Power could issue as of March 31, 2019 was limited to approximately $669 million. Separately, the Indenture also limits the amount of additional first mortgage bonds that Idaho Power may issue to the sum of (a) the principal amount of retired first mortgage bonds and (b) 60 percent of total unfunded property additions, as defined in the Indenture. As of March 31, 2019, Idaho Power could issue approximately $1.9 billion of additional first mortgage bonds based on retired first mortgage bonds and total unfunded property additions.

IDACORP and Idaho Power Credit Facilities: In November 2015, IDACORP and Idaho Power entered into Credit Agreements for $100 million and $300 million credit facilities, respectively, replacing prior credit agreements. Each of the credit facilities may be used for general corporate purposes and commercial paper back-up. IDACORP's facility permits borrowings under a revolving line of credit of up to $100 million at any one time outstanding, including swingline loans not to exceed $10 million at any time and letters of credit not to exceed $50 million at any time. IDACORP's facility may be increased, subject to specified conditions, to $150 million. Idaho Power's facility permits borrowings through the issuance of loans and standby letters of credit of up to $300 million at any one time outstanding, including swingline loans not to exceed $30 million at any one time and letters of credit not to exceed $100 million at any one time outstanding. Idaho Power's facility may be increased, subject to specified conditions, to $450 million. The credit facilities currently provide for a maturity date of November 4, 2022. Other terms and conditions of the credit facilities are described in the 2018 Annual Report, in Part II, Item 7 - "MD&A - Liquidity and Capital Resources."

Each facility contains a covenant requiring each company to maintain a leverage ratio of consolidated indebtedness to consolidated total capitalization equal to or less than 65 percent as of the end of each fiscal quarter. In determining the leverage ratio, "consolidated indebtedness" broadly includes all indebtedness of the respective borrower and its subsidiaries, including, in some instances, indebtedness evidenced by certain hybrid securities (as defined in the credit agreement). "Consolidated total capitalization" is calculated as the sum of all consolidated indebtedness, consolidated stockholders' equity of the borrower and its subsidiaries, and the aggregate value of outstanding hybrid securities. At March 31, 2019, the leverage ratios for IDACORP and Idaho Power were 44 percent and 46 percent, respectively. IDACORP's and Idaho Power's ability to utilize the credit facilities is conditioned upon their continued compliance with the leverage ratio covenants included in the credit facilities. There are additional covenants, subject to exceptions, that prohibit certain mergers, acquisitions, and investments, restrict the creation of certain liens, and prohibit entering into any agreements restricting dividend payments from any material subsidiary.

At March 31, 2019, IDACORP and Idaho Power believed they were in compliance with all facility covenants. Further, IDACORP and Idaho Power do not believe they will be in violation or breach of their respective debt covenants during 2019.

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

Available Short-Term Borrowing Liquidity

The table below outlines available short-term borrowing liquidity as of the dates specified (in thousands).

	March 31, 2019		December 31, 2018
	IDACORP(2)	Idaho Power	IDACORP(2)	Idaho Power
Revolving credit facility	$100,000	$300,000	$100,000	$300,000
Commercial paper outstanding	—	—	—	—
Identified for other use(1)	—	(24,245)	—	(24,245)
Net balance available	$100,000	$275,755	$100,000	$275,755
(1) Port of Morrow and American Falls bonds that Idaho Power could be required to purchase prior to maturity under the optional or mandatory purchase provisions of the bonds, if the remarketing agent for the bonds is unable to sell the bonds to third parties.
(2) Holding company only.

At April 26, 2019, IDACORP had no loans outstanding under its credit facilities and had no commercial paper outstanding. Idaho Power had no loans outstanding under its credit facilities and no commercial paper outstanding. During the three months ended March 31, 2019, IDACORP and Idaho Power borrowed no short-term commercial paper.

Impact of Credit Ratings on Liquidity and Collateral Obligations

IDACORP’s and Idaho Power’s access to capital markets, including the commercial paper market, and their respective financing costs in those markets, depend in part on their respective credit ratings. There have been no changes to IDACORP's or Idaho Power's ratings or ratings outlook by Standard & Poor’s Ratings Services or Moody’s Investors Service from those included in the 2018 Annual Report. However, any rating can be revised upward or downward or withdrawn at any time by a rating agency if it decides that the circumstances warrant the change.

Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties. As of March 31, 2019, Idaho Power had posted no performance assurance collateral related to these contracts. Should Idaho Power experience a reduction in its credit rating on its unsecured debt to below investment grade, Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral, and counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions. Based upon Idaho Power’s current energy and fuel portfolio and market conditions as of March 31, 2019, the amount of additional collateral that could be requested upon a downgrade to below investment grade is approximately $6.5 million. To minimize capital requirements, Idaho Power actively monitors its portfolio exposure and the potential exposure to additional requests for performance assurance collateral through sensitivity analysis.

Capital Requirements

Idaho Power's construction expenditures, excluding AFUDC, were $59 million during the three months ended March 31, 2019. The cash expenditure amount excludes net costs of removing assets from service. The table below presents Idaho Power's estimated accrual-basis expenditures for construction for 2019 (including amounts incurred to-date) through 2023 (in millions of dollars). The amounts in the table exclude AFUDC but include net costs of removing assets from service that Idaho Power expects would be eligible to include in rate base in future rate case proceedings. However, given the uncertainty associated with the timing of infrastructure projects and associated expenditures, actual expenditures and their timing could deviate substantially from those set forth in the table.

	2019	2020	2021-2023
Expected capital expenditures (excluding AFUDC)	$280-290	$285-300	$875-925

Major Infrastructure Projects: Idaho Power is engaged in the development of a number of significant projects and has entered into arrangements with third parties concerning joint infrastructure development. The discussion below provides a summary of developments in certain of those projects since the discussion of these matters included in Part II, Item 7 - "MD&A - Capital Requirements" in the 2018 Annual Report. The discussion below should be read in conjunction with that report.

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

Approximately $102 million, including AFUDC, has been expended on the Boardman-to-Hemingway project through March 31, 2019. Pursuant to the terms of the joint funding arrangements, Idaho Power has received $70 million as of March 31, 2019, due from project co-participants for their share of costs. As of the date of this report, no material co-participant reimbursements are outstanding. Joint permitting participants are obligated to reimburse Idaho Power for their share of any future project permitting expenditures incurred by Idaho Power.

The permitting phase of the Boardman-to-Hemingway project is subject to federal review and approval by the U.S. Bureau of Land Management (BLM), the U.S. Forest Service, the Department of the Navy, and certain other federal agencies. The BLM issued its record of decision for the project in November 2017, approving a right-of-way grant for the project to cross approximately 86 miles of BLM-administered land. The U.S. Forest Service issued its record of decision in November 2018 authorizing the project to cross approximately 7 miles of National Forest lands. Idaho Power expects the U.S. Forest Service to issue its right-of-way easement in 2019. Idaho Power also expects the Department of the Navy to issue its decision on whether to approve the project to cross approximately 7 miles of Department of the Navy lands in 2019.

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

Gateway West Transmission Line: Idaho Power and PacifiCorp are pursuing the joint development of the Gateway West project, a 500-kV transmission project between a station located near Douglas, Wyoming and the Hemingway station located near Boise, Idaho. In January 2012, Idaho Power and PacifiCorp entered a joint funding agreement for permitting of the project. Idaho Power has expended approximately $39 million, including AFUDC, for its share of the permitting phase of the project through March 31, 2019. As of the date of this report, Idaho Power estimates the total cost for its share of the project (including both permitting and construction) to be between $250 million and $450 million, including AFUDC. Idaho Power and PacifiCorp continue to coordinate the timing of next steps to best meet customer and system needs.

Defined Benefit Pension Plan Contributions

Idaho Power has no minimum contribution requirement to its defined benefit pension plan in 2019; however, after evaluating market conditions and expected 2019 cash flows, Idaho Power contributed $10 million to the plan during the first quarter of 2019. Idaho Power expects it will contribute up to a total of $40 million to the pension plan during 2019. Idaho Power's contributions are made in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions and to mitigate the cost of being in an underfunded position. The primary impact of pension contributions is on the timing of cash flows, as the timing of cost recovery lags behind contributions.

Contractual Obligations

During the three months ended March 31, 2019, IDACORP's and Idaho Power's contractual obligations, outside the ordinary course of business, did not change materially from the amounts disclosed in the 2018 Annual Report, except that Idaho Power entered into new replacement contracts for four expiring power purchase agreements with hydroelectric PURPA-qualifying facilities that increased Idaho Power's contractual purchase obligations by approximately $18 million over the 20-year terms of the contracts. Also, in March 2019, Idaho Power signed a 20-year power purchase agreement, pending regulatory approval, to buy the output from a 120 MW solar facility proposed to be constructed by a third party. The agreement would increase contractual obligations by $136 million over the 20-year term.

Off-Balance Sheet Arrangements

IDACORP's and Idaho Power's off-balance sheet arrangements have not changed materially from those reported in MD&A in the 2018 Annual Report.

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

The outcomes of significant proceedings are described in part in this report and further in the 2018 Annual Report. In addition to the discussion below, which includes notable regulatory developments since the discussion of these matters in the 2018 Annual Report, refer to Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report for additional information relating to Idaho Power's regulatory matters and recent regulatory filings and orders.

Notable Pending Retail Rate Changes During 2019

During 2019, Idaho Power has filed rate change applications in notable pending regulatory matters summarized in the table below.

Description	Status	Estimated Rate Impact(1)	Notes
Power Cost Adjustment Mechanism - Idaho	Filed April 15, 2019; Pending	$50.1 million PCA decrease for the period from June 1, 2019 to May 31, 2020
The potential revenue impact of rate increases and decreases associated with the Idaho PCA mechanism is largely offset by associated increases and decreases in actual power supply costs and amortization of deferred power supply costs. The decrease includes a $5.0 million credit to customers for sharing of 2018 earnings under the IPUC order approving the extension, with modifications, of the terms of the December 2011 Idaho settlement stipulation for the period from 2015 through 2019 (October 2014 Idaho Earnings Support and Sharing Settlement Stipulation) and a $2.7 million credit for income tax reform benefits related to Idaho Power's OATT rate under a May 2018 Idaho tax reform settlement stipulation as described below in this MD&A.

Fixed Cost Adjustment Mechanism - Idaho	Filed March 15, 2019; Pending	$19.2 million FCA increase for the period from June 1, 2019 to May 31, 2020
The FCA is designed to remove a portion of Idaho Power’s financial disincentive to invest in energy efficiency programs by partially separating (or decoupling) the recovery of fixed costs from the volumetric kilowatt-hour charge and instead linking it to a set amount per customer.

Valmy Plant Agreement - Idaho	Filed March 8, 2019; Pending	$1.2 million annual increase beginning June 1, 2019
In February 2019, Idaho Power reached an agreement with NV Energy that facilitates the planned end of Idaho Power's participation in coal-fired operations at units 1 and 2 of its jointly-owned North Valmy coal-fired power plant (Valmy Plant) in 2019 and 2025, respectively. In March 2019, Idaho Power requested that the IPUC approve the Valmy Plant agreement and allow Idaho Power to recover through customer rates the $1.2 million incremental annual levelized revenue requirement associated with required Valmy Plant investments and other exit costs.

(1) The annual amount collected in rates is typically not recovered on a straight-line basis (i.e., 1/12th per month), and is instead recovered in proportion to retail sales volumes.

Idaho Earnings Support and Sharing from Idaho Settlement Stipulation

In October 2014, the IPUC issued an order approving the October 2014 Idaho Earnings Support and Sharing Settlement Stipulation extending, with modifications, the terms of a December 2011 Idaho settlement stipulation for the period from 2015 through 2019. A May 2018 Idaho settlement stipulation related to tax reform (May 2018 Idaho Tax Reform Settlement Stipulation) provides for the extension of the October 2014 Idaho Earnings Support and Sharing Settlement Stipulation beyond the initial termination date of December 31, 2019, with modified terms related to the ADITC and revenue sharing mechanism to become effective beginning January 1, 2020. The more specific terms and conditions of the October 2014 Idaho Earnings Support and Sharing Settlement Stipulation and the May 2018 Idaho Tax Reform Settlement Stipulation are described in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2018 Annual Report. IDACORP and Idaho Power believe that the terms allowing additional amortization of ADITC in the settlement stipulations provide the companies with a greater degree of earnings stability than would be possible without the terms of the stipulations in effect.

Based on its estimate of full-year 2019 Idaho ROE, in the first quarter of 2019, Idaho Power recorded no additional ADITC amortization or provision against current revenues for sharing of earnings with customers for 2019 under the October 2014 Idaho Earnings Support and Sharing Settlement Stipulation. During the first three months of 2018, Idaho Power recorded $0.5 million of additional ADITC amortization.

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

The table that follows summarizes the change in deferred (accrued) net power supply costs during the three months ended March 31, 2019 (in millions).

	Idaho	Oregon	Total
Deferred (accrued) net power supply costs at December 31, 2018	$(42.1)	$(0.2)	$(42.3)
Current period net power supply costs accrued	(30.9)	—	(30.9)
Western EIM cost recovery to be collected through Idaho PCA	0.8	—	0.8
Prior amounts refunded through rates	5.7	—	5.7
SO2 allowance and renewable energy certificate sales	(2.6)	(0.1)	(2.7)
Interest and other	(0.3)	—	(0.3)
Deferred (accrued) net power supply costs at March 31, 2019	$(69.4)	$(0.3)	$(69.7)

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

Renewable and Other Energy Contracts

Idaho Power has contracts for the purchase of electricity produced by third-party owned generation facilities, most of which produce energy with the use of renewable generation sources such as wind, solar, biomass, small hydroelectric and geothermal. The majority of these contracts are entered into as mandatory purchases under PURPA. As of March 31, 2019, Idaho Power had contracts to purchase energy from 127 on-line PURPA projects. An additional three contracts are with on-line non-PURPA projects, including the Elkhorn Valley wind project with a 101-MW nameplate capacity.

The following table sets forth, as of March 31, 2019, the resource type and nameplate capacity of Idaho Power's signed agreements for power purchases from PURPA and non-PURPA generating facilities. These agreements have original contract terms ranging from one to 35 years. The table includes 120 MW related to the 20-year power purchase agreement Idaho Power signed in March 2019, which as of the date of this report is pending regulatory approval, to buy the output from a solar facility proposed to be constructed by a third party. Assuming the purchase agreement is approved and project completed, Idaho Power would initially pay $21.75 per MWh.

Resource Type	On-line megawatts (MW)	Under Contract but not yet On-line (MW)	Total Projects under Contract (MW)
PURPA:
Wind	627	—	627
Solar	290	27	317
Hydroelectric	146	2	148
Other	56	—	56
Total	1,119	29	1,148
Non-PURPA:
Wind	101	—	101
Geothermal	35	—	35
Solar	—	120	120
Total	136	120	256

The projects not yet on-line include one hydroelectric project and five solar PURPA projects that are scheduled to be on-line in 2019. The non-PURPA solar project, subject to approval of the contract by the IPUC, is scheduled to be on-line in 2022.

Customer-Owned Generation Filings

In July 2017, Idaho Power filed an application with the IPUC related to residential and small commercial customers who install their own on-site generation, seeking the creation of two new classes of customers, with no request to change pricing or compensation. In May 2018, the IPUC issued an order authorizing the creation of the new customer classes. In that order, the IPUC also stated its intent to open an Idaho Power-specific docket to comprehensively study on-site generation and ordered Idaho Power to file a study with the IPUC exploring fixed-cost recovery prior to its next general rate case. In June 2018, the IPUC issued an order requiring further investigation to resolve eligibility issues for the new customer classes. In October 2018, Idaho Power filed petitions requesting that the IPUC open two new cases to study fixed-cost recovery, and the costs and benefits of and the proper rate design for on-site generation, respectively. In April 2019, Idaho Power filed an application with the IPUC requesting that the IPUC initiate a proceeding to explore modifications, for implementation by January 1, 2020, to the compensation structure and excess energy value applied to rates for large commercial, industrial, and irrigation customers who install their own on-site generation. In April 2019, the IPUC issued an order acknowledging Idaho Power's application and setting forth procedures for public comment.

Relicensing of Hydroelectric Projects

In connection with Idaho Power's efforts to relicense the HCC, Idaho Power's largest hydroelectric complex and a major relicensing effort, as described in more detail in the 2018 Annual Report in Part II, Item 7 - "Regulatory Matters," Idaho Power filed water quality certification applications, required under Section 401 of the Clean Water Act (CWA), with the states of Idaho and Oregon requesting that each state certify that any discharges from the project comply with applicable state water quality standards. Idaho Power has been working with the states to identify measures that will provide reasonable assurance that discharges from the HCC will adequately address applicable water quality standards. In the 2016 Section 401 certification application process, Oregon required Idaho Power to comply with fish passage and reintroduction conditions. Idaho's water quality certification, however, provides that Idaho Power shall take no action that may result in the reintroduction or establishment of spawning populations of any fish species into Idaho's waters without consultation with and express approval of the State of Idaho.

In December 2018, the states of Idaho and Oregon, along with Idaho Power, reached a proposed settlement that requires Idaho Power to increase the number of Chinook salmon it releases each year through expanded hatchery production. Additionally, Idaho Power is required to fund a total of $12 million of research and water quality improvements in the HCC, over a 20-year period following the issuance of the license. These measures are in exchange for Oregon removing the fish passage requirement from the Oregon Section 401 certification for at least the first 20 years after final license issuance. Idaho Power estimates that the combined cost of the mandated water quality improvements and expanded hatchery production is $20 million over the first 20 years of the new license term. Idaho and Oregon draft Section 401 certifications were released for public comment in December 2018. In April 2019, Idaho Power and the Governors of Idaho and Oregon finalized their agreement regarding fish passage. The states have until June 2019 to issue final Section 401 certifications. Idaho Power continues to expect the FERC to issue an HCC license no earlier than 2022.

Costs for the relicensing of Idaho Power's hydroelectric projects are recorded in construction work in progress until new multi-year licenses are issued by the FERC, at which time the charges are transferred to electric plant in service. Idaho Power expects to seek timely recovery of relicensing costs and costs related to a new long-term license through the ratemaking process. Relicensing costs of $304 million (including AFUDC) for the HCC were included in construction work in progress at March 31, 2019. As of the date of this report, the IPUC authorizes Idaho Power to include in its Idaho jurisdiction rates $8.8 million of AFUDC annually relating to the HCC relicensing project. Collecting these amounts currently will reduce future collections when HCC relicensing costs are approved for recovery in base rates. As of March 31, 2019, Idaho Power's regulatory liability for collection of AFUDC relating to the HCC was approximately $139 million.

When the FERC issues a new long-term license, Idaho Power will begin operating under the requirements contained in the new license. Idaho Power expects those requirements to increase both other O&M expenditures and capital expenditures. Because Idaho Power is uncertain when the FERC will issue a new license, it has not included the expected capital expenditure increases in the “Capital Requirements” section of “Liquidity and Capital Resources” of this MD&A. As Idaho Power currently expects final Section 401 certifications by June 2019, Idaho Power is updating its capital expenditure forecasts and expects to begin including the estimated capital expenditure increases in its disclosures as it refines the estimates in future periods. Idaho Power is unable to predict the exact timing of issuance of a new license for the HCC, or the ultimate financial or operational requirements of a new license.

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

Current and future environmental laws and regulations may increase the cost of operating fossil fuel-fired generation plants and constructing new generation and transmission facilities, in large part through the substantial cost of permitting activities and the required installation of additional pollution control devices. In many parts of the United States, some higher-cost, high-emission coal-fired plants have ceased operation or the plant owners have announced a near-term cessation of operation, as the cost of compliance makes the plants uneconomical to operate. Beyond increasing costs generally, these environmental laws and regulations could affect IDACORP's and Idaho Power's results of operations and financial condition if the costs associated with these environmental requirements and early plant retirements cannot be fully recovered in rates on a timely basis. Part I - "Business - Environmental Regulation and Costs" in the 2018 Annual Report, includes a summary of Idaho Power's expected capital and operating expenditures for environmental matters during the period from 2019 to 2021. Given the uncertainty of future environmental regulations, Idaho Power is unable to predict its environmental-related expenditures beyond that time, though they could be substantial.

A summary of notable environmental matters impacting, or expected to potentially impact, IDACORP and Idaho Power, is included in Part II, Item 7 - "MD&A - Environmental Issues" and "MD&A - Liquidity and Capital Resources - Capital Requirements - Environmental Regulation Costs" in the 2018 Annual Report. Developments in certain environmental matters relevant to Idaho Power are described below.

Clean Water Act Matters

Definition of “Waters of the United States” Under the CWA: In August 2015, the U.S. Environmental Protection Agency's (EPA) and U.S. Army Corps of Engineers' final rule defining the phrase "waters of the United States" (WOTUS) under the CWA became effective (WOTUS Rule). Idaho Power believes that the 2015 rule potentially expanded federal jurisdiction under the CWA beyond traditional navigable waters, interstate waters, territorial seas, tributaries, and adjacent wetlands, to a number of other waters, including waters with a "significant nexus" to those traditional waters. The WOTUS Rule was widely challenged in both federal district and circuit courts. The WOTUS Rule does not currently apply in twenty-eight states, including Idaho, and litigation regarding the WOTUS Rule continues. In February 2019, the EPA and the U.S. Army Corps of Engineers published a revised definition of WOTUS, which would reduce the number of waters in Idaho Power's service area subject to the WOTUS Rule.

Idaho Power has analyzed the WOTUS Rule and expects that, even if the WOTUS Rule is reinstated in Idaho and should the revised definition take effect in Idaho, while it may cause Idaho Power to incur additional permitting, regulatory requirements, and other costs associated with the rule, the aggregate amount of increased costs is unlikely to have a material adverse effect on Idaho Power's operations or financial condition, in part due to the relatively arid climate of Idaho Power's service area. Similarly, because the CWA, as interpreted even prior to the WOTUS Rule, applies to most of Idaho Power's facilities, including its hydroelectric plants, Idaho Power does not expect this proposal to have a material impact on Idaho Power's operations or financial condition.

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

IDACORP’s and Idaho Power’s critical accounting policies are reviewed by the audit committees of the boards of directors. These policies have not changed materially from the discussion of those policies included under "Critical Accounting Policies and Estimates" in the 2018 Annual Report.

Recently Issued Accounting Pronouncements

For a listing of new and recently adopted accounting standards, see Note 1 - "Summary of Significant Accounting Policies" to the notes to the condensed consolidated financial statements included in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IDACORP is exposed to market risks, including changes in interest rates, changes in commodity prices, credit risk, and equity price risk. The following discussion summarizes material changes in these risks since December 31, 2018, and the financial instruments, derivative instruments, and derivative commodity instruments sensitive to changes in interest rates, commodity prices, and equity prices that were held at March 31, 2019. IDACORP has not entered into any of these market-risk-sensitive instruments for trading purposes.

Interest Rate Risk

IDACORP manages interest expense and short- and long-term liquidity through a combination of fixed rate and variable rate debt. Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly-rated financial institutions may be used to achieve the desired combination.

Variable Rate Debt: As of March 31, 2019, IDACORP had no net floating rate debt, as the carrying value of short-term investments exceeded the carrying value of outstanding variable-rate debt.

Fixed Rate Debt: As of March 31, 2019, IDACORP had $1.8 billion in fixed rate debt, with a fair market value of approximately $1.9 billion. These instruments are fixed rate and, therefore, do not expose the companies to a loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $284.3 million if market interest rates were to decline by one percentage point from their March 31, 2019, levels.

Commodity Price Risk

IDACORP's exposure to changes in commodity prices is related to Idaho Power's ongoing utility operations that produce electricity to meet the demand of its retail electric customers. These changes in commodity prices are mitigated in large part by Idaho Power's Idaho and Oregon power cost adjustment mechanisms. To supplement its generation resources and balance its supply of power with the demand of its retail customers, Idaho Power participates in the wholesale marketplace. IDACORP's commodity price risk as of March 31, 2019, had not changed materially from that reported in Item 7A of IDACORP's Annual Report on Form 10-K for the year ended December 31, 2018 (the 2018 Annual Report). Information regarding Idaho Power’s use of derivative instruments to manage commodity price risk can be found in Note 10 - "Derivative Financial Instruments" to the condensed consolidated financial statements included in this report.

Credit Risk

IDACORP is subject to credit risk based on Idaho Power's activity with market counterparties. Idaho Power is exposed to this risk to the extent that a counterparty may fail to fulfill a contractual obligation to provide energy, purchase energy, or complete financial settlement for market activities. Idaho Power mitigates this exposure by actively establishing credit limits; measuring, monitoring, and reporting credit risk; using appropriate contractual arrangements; and transferring credit risk through the use of financial guarantees, cash, or letters of credit. Idaho Power maintains a current list of acceptable counterparties and credit limits.

The use of performance assurance collateral in the form of cash, letters of credit, or guarantees is common industry practice. Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties. As of March 31, 2019, Idaho Power had posted no performance assurance collateral related to these contracts. Should Idaho Power experience a reduction in its credit rating on Idaho Power's unsecured debt to below investment grade Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral. Counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions. Based upon Idaho Power's energy and fuel portfolio and market conditions as of March 31, 2019, the amount of collateral that could be requested upon a downgrade to below investment grade was approximately $6.5 million. To minimize capital requirements, Idaho Power actively monitors the portfolio exposure and the potential exposure to additional requests for performance assurance collateral calls through sensitivity analysis.

IDACORP's credit risk related to uncollectible accounts, net of amounts reserved, as of March 31, 2019, had not changed materially from that reported in Item 7A of the 2018 Annual Report. Additional information regarding Idaho Power’s management of credit risk and credit contingent features can be found in Note 10 - "Derivative Financial Instruments" to the condensed consolidated financial statements included in this report.

Equity Price Risk

IDACORP is exposed to price fluctuations in equity markets, primarily through Idaho Power's defined benefit pension plan assets, a mine reclamation trust fund owned by an equity-method investment of Idaho Power, and other equity security investments at Idaho Power. The equity securities held by the pension plan and in such accounts are diversified to achieve broad market participation and reduce the impact of any single investment, sector, or geographic region. Idaho Power has established asset allocation targets for the pension plan holdings, which are described in Note 12 - "Benefit Plans" to the consolidated financial statements included in the 2018 Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

IDACORP: The Chief Executive Officer and the Chief Financial Officer of IDACORP, based on their evaluation of IDACORP’s disclosure controls and procedures (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (Exchange Act)) as of March 31, 2019, have concluded that IDACORP’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective as of that date.

Idaho Power: The Chief Executive Officer and the Chief Financial Officer of Idaho Power, based on their evaluation of Idaho Power’s disclosure controls and procedures (pursuant to Rule 13a-15(b) of the Exchange Act) as of March 31, 2019, have concluded that Idaho Power’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective as of that date.

Changes in Internal Control over Financial Reporting

There have been no changes in IDACORP's or Idaho Power's internal control over financial reporting during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, IDACORP's or Idaho Power's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

The factors discussed in Part I - Item 1A - "Risk Factors" in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2018, could materially affect IDACORP’s and Idaho Power's business, financial condition, or future results. In addition to those risk factors and other risks discussed in this report, see "Cautionary Note Regarding Forward-Looking Statements" in this report for additional factors that could have a significant impact on IDACORP's or Idaho Power's operations, results of operations, or financial condition and could cause actual results to differ materially from those anticipated in forward-looking statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Restrictions on Dividends

See Note 5 - "Common Stock" to the condensed consolidated financial statements included in this report for a description of restrictions on IDACORP's and Idaho Power's payment of dividends.

Issuer Purchases of Equity Securities

During the quarter ended March 31, 2019, IDACORP effected the following repurchases of its common stock:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2019 - January 31, 2019	9,423	$90.02	—	—
February 1, 2019 - February 28, 2019	32,779	99.42	—	—
March 1, 2019 - March 31, 2019	—	—	—	—
Total	42,202	$97.32	—	—
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

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed or furnished, as applicable, with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2019:

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

IDACORP, INC.
(Registrant)

Date:	May 2, 2019	By:	/s/ Darrel T. Anderson
Darrel T. Anderson
President and Chief Executive Officer

Date:	May 2, 2019	By:	/s/ Steven R. Keen
Steven R. Keen
Senior Vice President, Chief Financial
Officer, and Treasurer

IDAHO POWER COMPANY
(Registrant)

Date:	May 2, 2019	By:	/s/ Darrel T. Anderson
Darrel T. Anderson
President and Chief Executive Officer

Date:	May 2, 2019	By:	/s/ Steven R. Keen
Steven R. Keen
Senior Vice President, Chief Financial
Officer, and Treasurer