Form 10-Q
period 2019-06-30
IDACORP INC; IDAHO POWER CO
filed 2019-08-01
CIK 1057877, 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from __________ to __________
	Exact name of registrants as specified	I.R.S. Employer
Commission File	in their charters, address of principal	Identification
Number	executive offices, zip code and telephone number	Number
1-14465	IDACORP, Inc.	82-0505802
1-3198	Idaho Power Company	82-0130980

1221 W. Idaho Street
Boise,	Idaho	83702-5627
(208)	388-2200

State of Incorporation:	Idaho

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

Indicate by check mark whether the registrants have submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrants were required to submit such files).
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

IDACORP, Inc.:
Large accelerated filer X Accelerated filer __ Non-accelerated  filer __
Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange
Act. __

Idaho Power Company:
Large accelerated filer __ Accelerated filer __ Non-accelerated Filer X
Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange
Act. __

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).
IDACORP, Inc.: Yes ☐ No X       Idaho Power Company: Yes ☐ No X
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	IDA	New York Stock Exchange

Number of shares of common stock outstanding as of July 26, 2019:
IDACORP, Inc.:        50,397,121
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

•
unseasonable or severe weather conditions, wildfires, droughts, and other natural phenomena and natural disasters, including conditions and events associated with climate change, which affect customer demand, hydropower generation levels, repair costs, liability for damage caused by utility property, including from wildfires, and the availability and cost of fuel for generation plants or purchased power to serve customers;

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

•	variable hydrological conditions and over-appropriation of surface and groundwater in the Snake River Basin, which may impact the amount of power generated by Idaho Power's hydropower facilities;

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

•
the inability to obtain or cost of obtaining and complying with required governmental permits and approvals, licenses, rights-of-way, and siting for transmission and generation projects and hydropower facilities;

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

IDACORP, Inc.
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Operating Revenues:
Electric utility revenues	$315,774	$338,699	$665,546	$648,160
Other	1,121	1,253	1,668	1,898
Total operating revenues	316,895	339,952	667,214	650,058

Operating Expenses:
Electric utility:
Purchased power	58,063	62,980	120,894	124,908
Fuel expense	20,826	21,515	72,696	49,250
Power cost adjustment	16,122	19,963	42,347	45,501
Other operations and maintenance	87,007	92,314	175,913	178,512
Energy efficiency programs	11,458	8,802	21,570	16,399
Depreciation	41,172	41,348	83,406	81,416
Taxes other than income taxes	9,377	9,118	18,237	18,395
Total electric utility expenses	244,025	256,040	535,063	514,381
Other	1,090	1,077	2,252	2,253
Total operating expenses	245,115	257,117	537,315	516,634

Operating Income	71,780	82,835	129,899	133,424

Allowance for Equity Funds Used During Construction	6,699	5,985	13,054	12,018

Earnings of Unconsolidated Equity-Method Investments	2,997	1,537	5,379	5,552

Other Income (Expense), Net	1,060	309	3,173	(150)

Interest Expense:
Interest on long-term debt	21,156	21,412	42,310	42,099
Other interest	3,685	2,162	7,138	5,121
Allowance for borrowed funds used during construction	(2,733)	(2,606)	(5,324)	(5,078)
Total interest expense, net	22,108	20,968	44,124	42,142

Income Before Income Taxes	60,428	69,698	107,381	108,702

Income Tax Expense	7,028	7,105	11,344	9,998

Net Income	53,400	62,593	96,037	98,704
Income attributable to noncontrolling interests	(244)	(305)	(195)	(274)
Net Income Attributable to IDACORP, Inc.	$53,156	$62,288	$95,842	$98,430
Weighted Average Common Shares Outstanding - Basic	50,499	50,435	50,504	50,430
Weighted Average Common Shares Outstanding - Diluted	50,507	50,481	50,512	50,472
Earnings Per Share of Common Stock:
Earnings Attributable to IDACORP, Inc. - Basic	$1.05	$1.24	$1.90	$1.95
Earnings Attributable to IDACORP, Inc. - Diluted	$1.05	$1.23	$1.90	$1.95

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)

Net Income	$53,400	$62,593	$96,037	$98,704
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $169, $250, $338, and $500, respectively	488	722	976	1,443
Total Comprehensive Income	53,888	63,315	97,013	100,147
Income attributable to noncontrolling interests	(244)	(305)	(195)	(274)
Comprehensive Income Attributable to IDACORP, Inc.	$53,644	$63,010	$96,818	$99,873

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2019	December 31, 2018
	(in thousands)
Assets

Current Assets:
Cash and cash equivalents	$239,664	$267,492
Receivables:
Customer (net of allowance of $1,456 and $1,725, respectively)	83,646	77,178
Other (net of allowance of $290 and $264, respectively)	13,535	7,476
Income taxes receivable	—	4,356
Accrued unbilled revenues	73,226	69,318
Materials and supplies (at average cost)	58,441	54,987
Fuel stock (at average cost)	55,973	47,979
Prepayments	17,023	16,492
Current regulatory assets	53,660	48,707
Other	4,285	3,655
Total current assets	599,453	597,640
Investments	94,503	101,178
Property, Plant and Equipment:
Utility plant in service	6,197,160	6,103,856
Accumulated provision for depreciation	(2,269,628)	(2,210,781)
Utility plant in service - net	3,927,532	3,893,075
Construction work in progress	501,550	480,259
Utility plant held for future use	4,689	4,751
Other property, net of accumulated depreciation	17,425	17,650
Property, plant and equipment - net	4,451,196	4,395,735
Other Assets:
Company-owned life insurance	59,726	59,852
Regulatory assets	1,195,079	1,165,467
Other	60,896	62,882
Total other assets	1,315,701	1,288,201
Total	$6,460,853	$6,382,754

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2019	December 31, 2018
	(in thousands)
Liabilities and Equity

Current Liabilities:
Accounts payable	$80,651	$110,824
Taxes accrued	31,183	12,009
Interest accrued	23,599	23,622
Accrued compensation	39,564	55,121
Current regulatory liabilities	67,458	25,883
Advances from customers	37,401	20,037
Other	15,726	11,096
Total current liabilities	295,582	258,592
Other Liabilities:
Deferred income taxes	689,901	699,878
Regulatory liabilities	750,811	738,994
Pension and other postretirement benefits	433,725	431,475
Other	45,862	43,216
Total other liabilities	1,920,299	1,913,563
Long-Term Debt	1,835,521	1,834,788
Commitments and Contingencies
Equity:
IDACORP, Inc. shareholders’ equity:
Common stock, no par value (120,000 shares authorized; 50,420 shares issued)	864,266	863,593
Retained earnings	1,563,399	1,531,543
Accumulated other comprehensive loss	(21,868)	(22,844)
Treasury stock (23 shares and 27 shares, respectively, at cost)	(1,992)	(1,932)
Total IDACORP, Inc. shareholders’ equity	2,403,805	2,370,360
Noncontrolling interests	5,646	5,451
Total equity	2,409,451	2,375,811
Total	$6,460,853	$6,382,754

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2019	2018
	(in thousands)
Operating Activities:
Net income	$96,037	$98,704
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,655	83,306
Deferred income taxes and investment tax credits	(6,177)	(9,708)
Changes in regulatory assets and liabilities	31,643	45,691
Pension and postretirement benefit plan expense	13,894	14,038
Contributions to pension and postretirement benefit plans	(14,633)	(24,516)
Earnings of equity-method investments	(5,379)	(5,552)
Distributions from equity-method investments	11,800	11,300
Allowance for equity funds used during construction	(13,054)	(12,018)
Other non-cash adjustments to net income, net	3,923	5,185
Change in:
Accounts receivable	(9,333)	(5,937)
Accounts payable and other accrued liabilities	(44,286)	(13,010)
Taxes accrued/receivable	23,530	22,950
Other current assets	(16,454)	(16,152)
Other current liabilities	9,350	9,054
Other assets	(1,482)	(5,439)
Other liabilities	1,039	(1,472)
Net cash provided by operating activities	166,073	196,424
Investing Activities:
Additions to property, plant and equipment	(129,860)	(133,598)
Payments received from transmission project joint funding partners	1,016	20,323
Proceeds from the sale of emission allowances and renewable energy certificates	3,702	1,650
Investments in affordable housing	(2,687)	—
Purchase of equity securities	(470)	(228)
Proceeds from the sale of equity securities	2,546	2,450
Other	91	495
Net cash used in investing activities	(125,662)	(108,908)
Financing Activities:
Issuance of long-term debt	—	220,000
Retirement of long-term debt	—	(130,000)
Dividends on common stock	(64,077)	(59,941)
Acquisition of treasury stock	(4,107)	(3,551)
Make-whole premium on retirement of long-term debt	—	(4,607)
Debt issuance costs and other	(55)	(2,925)
Net cash (used in) provided by financing activities	(68,239)	18,976
Net (decrease) increase in cash and cash equivalents	(27,828)	106,492
Cash and cash equivalents at beginning of the period	267,492	76,649
Cash and cash equivalents at end of the period	$239,664	$183,141
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$—	$—
Interest (net of amount capitalized)	42,204	39,494
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$26,700	$20,650

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Common Stock
Balance at beginning of period	$863,425	$857,533	$863,593	$857,207
Share-based compensation expense	1,830	2,870	4,667	5,411
Treasury shares issued	(1,016)	(770)	(4,047)	(3,007)
Other	27	19	53	41
Balance at end of period	864,266	859,652	864,266	859,652
Retained Earnings
Balance at beginning of period	1,542,175	1,432,584	1,531,543	1,426,528
Net income attributable to IDACORP, Inc.	53,156	62,288	95,842	98,430
Common stock dividends ($0.63, $0.59, $1.26, and $1.18 per share, respectively)	(31,932)	(29,863)	(63,986)	(59,949)
Balance at end of period	1,563,399	1,465,009	1,563,399	1,465,009
Accumulated Other Comprehensive (Loss) Income
Balance at beginning of period	(22,356)	(30,243)	(22,844)	(30,964)
Unfunded pension liability adjustment (net of tax)	488	722	976	1,443
Balance at end of period	(21,868)	(29,521)	(21,868)	(29,521)
Treasury Stock
Balance at beginning of period	(3,008)	(2,706)	(1,932)	(1,386)
Issued	1,016	770	4,047	3,007
Acquired	—	—	(4,107)	(3,557)
Balance at end of period	(1,992)	(1,936)	(1,992)	(1,936)
Total IDACORP, Inc. shareholders’ equity at end of period	2,403,805	2,293,204	2,403,805	2,293,204
Noncontrolling Interests
Balance at beginning of period	5,402	4,698	5,451	4,729
Net income attributable to noncontrolling interests	244	305	195	274
Balance at end of period	5,646	5,003	5,646	5,003
Total equity at end of period	$2,409,451	$2,298,207	$2,409,451	$2,298,207

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)

Operating Revenues	$315,774	$338,699	$665,546	$648,160

Operating Expenses:
Operation:
Purchased power	58,063	62,980	120,894	124,908
Fuel expense	20,826	21,515	72,696	49,250
Power cost adjustment	16,122	19,963	42,347	45,501
Other operations and maintenance	87,007	92,314	175,913	178,512
Energy efficiency programs	11,458	8,802	21,570	16,399
Depreciation	41,172	41,348	83,406	81,416
Taxes other than income taxes	9,377	9,118	18,237	18,395
Total operating expenses	244,025	256,040	535,063	514,381

Income from Operations	71,749	82,659	130,483	133,779

Other Income (Expense):
Allowance for equity funds used during construction	6,699	5,985	13,054	12,018
Earnings of unconsolidated equity-method investments	2,034	683	4,265	4,825
Other income (expense), net	165	(391)	1,087	(1,519)
Total other income	8,898	6,277	18,406	15,324

Interest Charges:
Interest on long-term debt	21,156	21,412	42,310	42,099
Other interest	3,677	2,148	7,106	5,093
Allowance for borrowed funds used during construction	(2,733)	(2,606)	(5,324)	(5,078)
Total interest charges	22,100	20,954	44,092	42,114

Income Before Income Taxes	58,547	67,982	104,797	106,989

Income Tax Expense	7,371	7,345	12,037	10,496

Net Income	$51,176	$60,637	$92,760	$96,493

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)

Net Income	$51,176	$60,637	$92,760	$96,493
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $169, $250, $338, and $500, respectively	488	722	976	1,443
Total Comprehensive Income	$51,664	$61,359	$93,736	$97,936

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2019	December 31, 2018
	(in thousands)
Assets

Electric Plant:
In service (at original cost)	$6,197,160	$6,103,856
Accumulated provision for depreciation	(2,269,628)	(2,210,781)
In service - net	3,927,532	3,893,075
Construction work in progress	501,550	480,259
Held for future use	4,689	4,751
Electric plant - net	4,433,771	4,378,085
Investments and Other Property	80,792	90,019
Current Assets:
Cash and cash equivalents	140,130	165,460
Receivables:
Customer (net of allowance of $1,456 and $1,725, respectively)	83,646	77,178
Other (net of allowance of $290 and $264, respectively)	13,254	7,206
Income taxes receivable	—	11,829
Accrued unbilled revenues	73,226	69,318
Materials and supplies (at average cost)	58,441	54,987
Fuel stock (at average cost)	55,973	47,979
Prepayments	16,898	16,374
Current regulatory assets	53,660	48,707
Other	4,285	3,655
Total current assets	499,513	502,693
Deferred Debits:
Company-owned life insurance	59,726	59,852
Regulatory assets	1,195,079	1,165,467
Other	56,371	58,284
Total deferred debits	1,311,176	1,283,603
Total	$6,325,252	$6,254,400

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2019	December 31, 2018
	(in thousands)
Capitalization and Liabilities

Capitalization:
Common stock equity:
Common stock, $2.50 par value (50,000 shares authorized; 39,151 shares outstanding)	$97,877	$97,877
Premium on capital stock	712,258	712,258
Capital stock expense	(2,097)	(2,097)
Retained earnings	1,438,019	1,409,245
Accumulated other comprehensive loss	(21,868)	(22,844)
Total common stock equity	2,224,189	2,194,439
Long-term debt	1,835,521	1,834,788
Total capitalization	4,059,710	4,029,227
Current Liabilities:
Accounts payable	80,530	110,597
Accounts payable to affiliates	2,315	2,088
Taxes accrued	25,553	11,750
Interest accrued	23,599	23,622
Accrued compensation	39,435	54,910
Current regulatory liabilities	67,458	25,883
Advances from customers	37,401	20,037
Other	14,971	10,198
Total current liabilities	291,262	259,085
Deferred Credits:
Deferred income taxes	744,674	753,239
Regulatory liabilities	750,811	738,994
Pension and other postretirement benefits	433,725	431,475
Other	45,070	42,380
Total deferred credits	1,974,280	1,966,088

Commitments and Contingencies

Total	$6,325,252	$6,254,400

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2019	2018
	(in thousands)
Operating Activities:
Net income	$92,760	$96,493
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,355	83,007
Deferred income taxes and investment tax credits	(5,919)	(9,505)
Changes in regulatory assets and liabilities	31,643	45,691
Pension and postretirement benefit plan expense	13,894	14,038
Contributions to pension and postretirement benefit plans	(14,633)	(24,516)
Earnings of equity-method investments	(4,265)	(4,825)
Distributions from equity-method investments	11,800	11,300
Allowance for equity funds used during construction	(13,054)	(12,018)
Other non-cash adjustments to net income, net	(744)	(220)
Change in:
Accounts receivable	(9,137)	(4,884)
Accounts payable	(44,180)	(27,256)
Taxes accrued/receivable	25,632	37,472
Other current assets	(16,447)	(16,145)
Other current liabilities	9,432	9,099
Other assets	(1,482)	(5,439)
Other liabilities	1,083	(1,363)
Net cash provided by operating activities	161,738	190,929
Investing Activities:
Additions to utility plant	(129,860)	(133,584)
Payments received from transmission project joint funding partners	1,016	20,323
Proceeds from the sale of emission allowances and renewable energy certificates	3,702	1,650
Purchase of equity securities	(470)	(228)
Proceeds from the sale of equity securities	2,546	2,450
Other	(2)	440
Net cash used in investing activities	(123,068)	(108,949)
Financing Activities:
Issuance of long-term debt	—	220,000
Retirement of long-term debt	—	(130,000)
Dividends on common stock	(63,986)	(59,949)
Make-whole premium on retirement of long-term debt	—	(4,607)
Debt issuance costs	(14)	(2,920)
Net cash (used in) provided by financing activities	(64,000)	22,524
Net (decrease) increase in cash and cash equivalents	(25,330)	104,504
Cash and cash equivalents at beginning of the period	165,460	44,646
Cash and cash equivalents at end of the period	$140,130	$149,150
Supplemental Disclosure of Cash Flow Information:
Cash received from IDACORP related to income taxes	$2,244	$—
Cash paid for interest (net of amount capitalized)	42,172	39,467
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$26,700	$20,650

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

IDACORP’s significant other wholly-owned subsidiaries include IDACORP Financial Services, Inc. (IFS), an investor in affordable housing and other real estate investments, and Ida-West Energy Company (Ida-West), an operator of small hydropower generation projects that satisfy the requirements of the Public Utility Regulatory Policies Act of 1978 (PURPA).

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

Financial Statements

In the opinion of management of IDACORP and Idaho Power, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly each company's consolidated financial position as of June 30, 2019, consolidated results of operations for the three and six months ended June 30, 2019 and 2018, and consolidated cash flows for the six months ended June 30, 2019 and 2018. These adjustments are of a normal and recurring nature. These financial statements do not contain the complete detail or note disclosures concerning accounting policies and other matters that would be included in full-year financial statements and should be read in conjunction with the audited consolidated financial statements included in IDACORP’s and Idaho Power’s Annual Report on Form 10-K for the year ended December 31, 2018 (2018 Annual Report). The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. A change in management's estimates or assumptions could have a material impact on IDACORP's or Idaho Power's respective financial condition and results of operations during the period in which such change occurred.

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

Income Tax Expense

The following table provides a summary of income tax expense for the six months ended June 30, 2019 and 2018 (in thousands):

	IDACORP		Idaho Power
	2019	2018	2019	2018
Income tax at statutory rates (federal and state)	$27,590	$27,909	$26,975	$27,539
First mortgage bond redemption costs	—	(1,261)	—	(1,261)
Excess deferred income tax reversal	(3,262)	(3,880)	(3,262)	(3,880)
Other(1)	(12,984)	(12,770)	(11,676)	(11,902)
Income tax expense	$11,344	$9,998	$12,037	$10,496
Effective tax rate	10.6%	9.2%	11.5%	9.8%
(1) "Other" is primarily comprised of the net tax effect of Idaho Power's regulatory flow-through tax adjustments.

The increase in income tax expense for the six months ended June 30, 2019, compared with the same period in 2018, was primarily due to the tax deduction for bond redemption costs incurred in the second quarter of 2018. On a net basis, Idaho Power’s estimate of its annual 2019 regulatory flow-through tax adjustments is comparable to 2018.

3. REGULATORY MATTERS

Included below is a summary of Idaho Power's most recent general rate cases and base rate changes, as well as other recent or pending notable regulatory matters and proceedings.

Idaho and Oregon General Rate Cases

Idaho Power's current base rates result from orders from the Idaho Public Utilities Commission (IPUC) and Public Utility Commission of Oregon (OPUC). The commissions approve settlement stipulations that generally provide for cost recovery and an authorized rate of return on their respective Idaho-jurisdiction and Oregon-jurisdiction rate bases. Idaho Power's most recent general rate cases in Idaho and Oregon were filed during 2011 and Idaho Power filed large single-issue rate cases for the Langley Gulch power plant in Idaho and Oregon in 2012. These significant rate cases resulted in the resetting of base rates in both Idaho and Oregon during 2012. In 2014, Idaho Power reset its base-rate power supply expenses in the Idaho jurisdiction for purposes of updating the collection of costs through retail rates, but without a resulting net increase in rates. The IPUC and OPUC have also approved smaller base rate changes in single issue cases subsequent to 2014.

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

Idaho Settlement Stipulations

In October 2014, the IPUC issued an order approving an extension, with modifications, of the terms of a December 2011 Idaho settlement stipulation for the period from 2015 through 2019, or until the terms are otherwise modified or terminated by order of the IPUC (October 2014 Idaho Earnings Support and Sharing Settlement Stipulation). A May 2018 Idaho settlement stipulation related to tax reform (May 2018 Idaho Tax Reform Settlement Stipulation) provides for the extension of the October 2014 Idaho Earnings Support and Sharing Settlement Stipulation beyond the initial termination date of December 31, 2019, with modified terms related to the accumulated deferred investment tax credits (ADITC) and revenue sharing mechanism to become effective beginning January 1, 2020. The October 2014 Idaho Earnings Support and Sharing Settlement Stipulation and the May 2018 Idaho Tax Reform Settlement Stipulation are described in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2018 Annual Report and include provisions for the accelerated amortization of ADITC to help achieve a minimum 9.5 percent (9.4 percent after 2019) return on year-end equity in the Idaho jurisdiction (Idaho ROE). The settlement stipulations also provide for the potential sharing between Idaho Power and Idaho customers of Idaho-jurisdictional earnings in excess of 10.0 percent of Idaho ROE.

Based on its estimate of full-year 2019 Idaho ROE, in both the second quarter and first six months of 2019, Idaho Power recorded no additional ADITC amortization or provision against current revenues for sharing of earnings with customers for 2019 under the October 2014 Idaho Earnings Support and Sharing Settlement Stipulation. During the second quarter of 2018, Idaho Power reversed the $0.5 million of additional ADITC amortization recorded during the first quarter of 2018, as actual financial results exceeded Idaho Power's early estimates.

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

In May 2019, the IPUC approved a $50.1 million net decrease in Idaho-jurisdiction power cost adjustment (PCA) revenues, effective for the 2019-2020 PCA collection period from June 1, 2019 to May 31, 2020. The net decrease in PCA revenues reflects reduced power supply costs due to higher-than-expected wholesale energy sales and positive results from natural gas hedging activities, which combined to reduce actual net power supply costs for the 2018-2019 PCA year (April 2018 through

March 2019). The net decrease in PCA revenues for the 2019-2020 PCA collection period also includes a $5.0 million credit to customers for sharing of 2018 earnings under the October 2014 Idaho Earnings Support and Sharing Settlement Stipulation and a $2.7 million credit for income tax reform benefits related to Idaho Power's open access transmission tariff (OATT) rate under the May 2018 Idaho Tax Reform Settlement Stipulation. In addition, the net decrease in PCA revenues reflects benefits from Idaho Power's participation in the energy imbalance market implemented in the western United States (Western EIM). Previously, in May 2018, the IPUC issued an order approving a $30.4 million net decrease in PCA rates, effective for the 2018-2019 PCA collection period from June 1, 2018, to May 31, 2019. The net decrease in PCA rates included a $7.8 million one-time benefit for income tax savings from January 1, 2018 to May 31, 2018, as well as those related to Idaho Power's OATT rate. The remaining net decrease in PCA rates for the 2018-2019 PCA collection period was primarily due to better-than-expected actual water conditions for the 2017-2018 PCA year (April 2017 through March 2018), which resulted in additional low-cost hydropower available to reduce net power supply costs.

Idaho Fixed Cost Adjustment Mechanism

The Idaho jurisdiction fixed cost adjustment (FCA) mechanism, applicable to Idaho residential and small general service customers, is designed to remove a portion of Idaho Power’s financial disincentive to invest in energy efficiency programs by separating (or decoupling) the recovery of fixed costs from the variable kilowatt-hour charge and linking it instead to a set amount per customer. Under Idaho Power's current rate design, Idaho Power recovers a portion of fixed costs through the variable kilowatt-hour charge, which may result in over-collection or under-collection of fixed costs. To return over-collection to customers or to collect under-collection from customers, the FCA mechanism allows Idaho Power to accrue, or defer, the difference between the authorized fixed-cost recovery amount per customer and the actual fixed costs per customer recovered by Idaho Power during the year. Any annual increase in the FCA recovery may be capped at 3 percent of base revenue at the discretion of the IPUC, with any excess deferred for collection in a subsequent year. In May 2019, the IPUC approved an increase of $19.2 million in recovery from the FCA from $15.6 million to $34.8 million, with new rates effective for the period from June 1, 2019 to May 31, 2020. Previously, in May 2018, the IPUC issued an order approving a decrease of $19.4 million in the FCA from $35.0 million to $15.6 million, with rates effective for the period from June 1, 2018 to May 31, 2019.

Valmy Exit Agreement and Base Rate Adjustment Approval Request

In February 2019, Idaho Power reached an agreement with NV Energy that facilitates the planned end of Idaho Power's participation in coal-fired operations at units 1 and 2 of its jointly-owned North Valmy coal-fired power plant (Valmy Plant) in 2019 and 2025, respectively. In May 2019, the IPUC issued an order approving the Valmy Plant agreement and allowing Idaho Power to recover through customer rates the $1.2 million incremental annual levelized revenue requirement associated with required Valmy Plant investments and other exit costs, effective June 1, 2019 through December 31, 2028.

In July 2019, Idaho Power filed an application with the OPUC requesting that the OPUC approve the Valmy Plant agreement and authorize Idaho Power to adjust customer rates in Oregon, effective January 1, 2020, to reflect a decrease in annual levelized revenue requirement of $3.2 million. As of the date of this report, the application remains pending.

4. REVENUES

The following table provides a summary of electric utility operating revenues for IDACORP and Idaho Power for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Electric utility operating revenues:
Revenue from contracts with customers	$307,779	$331,298	$643,180	$620,871
Alternative revenue programs and other revenues	7,995	7,401	22,366	27,289
Total electric utility operating revenues	$315,774	$338,699	$665,546	$648,160

Revenues from Contracts with Customers

The following table presents revenues from contracts with customers disaggregated by revenue source for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenues from contracts with customers:
Retail revenues:
Residential (includes $7,232, $5,508, $18,543, and $19,052, respectively, related to the FCA)(1)	$104,797	$109,155	$255,016	$255,838
Commercial (includes $350, $291, $691, and $652, respectively, related to the FCA)(1)	70,973	76,965	144,079	151,191
Industrial	45,602	48,868	91,100	94,660
Irrigation	48,954	65,065	49,953	65,471
Deferred revenue related to HCC relicensing AFUDC(2)	(1,927)	(1,462)	(4,046)	(4,046)
Total retail revenues	268,399	298,591	536,102	563,114
Less: FCA mechanism revenues(1)	(7,582)	(5,799)	(19,234)	(19,704)
Wholesale energy sales	16,158	8,919	63,373	22,685
Transmission wheeling-related revenues	12,518	14,500	28,246	26,198
Energy efficiency program revenues	11,458	8,802	21,570	16,399
Other revenues from contracts with customers	6,828	6,285	13,123	12,179
Total revenues from contracts with customers	$307,779	$331,298	$643,180	$620,871
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

The table below presents the FCA mechanism revenues and other revenues for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Alternative revenue programs and other revenues:
FCA mechanism revenues	$7,582	5,799	$19,234	$19,704
Derivative revenues	413	1,602	3,132	7,585
Total alternative revenue programs and other revenues	$7,995	$7,401	$22,366	$27,289

5. COMMON STOCK

IDACORP Common Stock

During the six months ended June 30, 2019, IDACORP granted 70,419 restricted stock unit awards to employees and issued 6,396 shares of common stock to directors, but made no original issuances of shares of common stock pursuant to the IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan. As directed by IDACORP, plan administrators of the IDACORP, Inc. Dividend Reinvestment and Stock Purchase Plan and Idaho Power Company Employee Savings Plan used market purchases of IDACORP common stock, as opposed to original issuance of common stock from IDACORP, to acquire shares of IDACORP common stock for the plans. However, IDACORP may determine at any time to use original issuances of common stock under those plans.

Restrictions on Dividends

Idaho Power’s ability to pay dividends on its common stock held by IDACORP and IDACORP’s ability to pay dividends on its common stock are limited to the extent payment of such dividends would violate the covenants in their respective credit facilities or Idaho Power’s Revised Code of Conduct. A covenant under IDACORP’s credit facility and Idaho Power’s credit facility requires IDACORP and Idaho Power to maintain leverage ratios of consolidated indebtedness to consolidated total capitalization, as defined therein, of no more than 65 percent at the end of each fiscal quarter. At June 30, 2019, the leverage ratios for IDACORP and Idaho Power were 43 percent and 45 percent, respectively. Based on these restrictions, IDACORP’s and Idaho Power’s dividends were limited to $1.4 billion and $1.2 billion, respectively, at June 30, 2019. There are additional facility covenants, subject to exceptions, that prohibit or restrict the sale or disposition of property without consent and any agreements restricting dividend payments to IDACORP and Idaho Power from any material subsidiary. At June 30, 2019, IDACORP and Idaho Power were in compliance with those financial covenants.

Idaho Power’s Revised Code of Conduct relating to transactions between and among Idaho Power, IDACORP, and other affiliates, which was approved by the IPUC in April 2008, provides that Idaho Power will not pay any dividends to IDACORP that will reduce Idaho Power’s common equity capital below 35 percent of its total adjusted capital without IPUC approval. At June 30, 2019, Idaho Power's common equity capital was 55 percent of its total adjusted capital. Further, Idaho Power must obtain approval from the OPUC before it can directly or indirectly loan funds or issue notes or give credit on its books to IDACORP.

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

6. EARNINGS PER SHARE

The table below presents the computation of IDACORP’s basic and diluted earnings per share for the three and six months ended June 30, 2019 and 2018 (in thousands, except for per share amounts).

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Numerator:
Net income attributable to IDACORP, Inc.	$53,156	$62,288	$95,842	$98,430
Denominator:
Weighted-average common shares outstanding - basic	50,499	50,435	50,504	50,430
Effect of dilutive securities	8	46	8	42
Weighted-average common shares outstanding - diluted	50,507	50,481	50,512	50,472
Basic earnings per share	$1.05	$1.24	$1.90	$1.95
Diluted earnings per share	$1.05	$1.23	$1.90	$1.95

7. COMMITMENTS

Purchase Obligations

During the six months ended June 30, 2019, IDACORP's and Idaho Power's contractual obligations, outside the ordinary course of business, did not change materially from the amounts disclosed in the notes to the consolidated financial statements in the 2018 Annual Report, except that Idaho Power entered into four new replacement contracts for expiring power purchase agreements with hydropower PURPA-qualifying facilities and one new agreement with a solar PURPA-qualifying facility, which increased Idaho Power's contractual purchase obligations by approximately $24 million over the 20-year terms of the contracts. Also, in March 2019, Idaho Power signed a 20-year power purchase agreement, pending regulatory approval, to purchase the output from a 120 megawatt solar facility proposed to be constructed by a third party. The agreement would increase contractual obligations by $136 million over the 20-year term.

Guarantees

Through a self-bonding mechanism, Idaho Power guarantees its portion of reclamation activities and obligations at BCC, of which IERCo owns a one-third interest. This guarantee, which is renewed annually with the Wyoming Department of Environmental Quality, was $58.3 million at June 30, 2019, representing IERCo's one-third share of BCC's total reclamation obligation of $175.0 million. BCC has a reclamation trust fund set aside specifically for the purpose of paying these reclamation costs. At June 30, 2019, the value of BCC's reclamation trust fund was $125.9 million. During the six months ended June 30, 2019, the reclamation trust fund made no distributions for reclamation activity costs associated with the BCC surface mine. BCC periodically assesses the adequacy of the reclamation trust fund and its estimate of future reclamation costs. To ensure that the reclamation trust fund maintains adequate reserves, BCC has the ability to, and does, add a per-ton surcharge to coal sales, all of which are made to the Jim Bridger plant. Because of the existence of the fund and the ability to apply a per-ton surcharge, the estimated fair value of this guarantee is minimal.

In May 2019, the state of Wyoming enacted legislation that limits a mine operator's maximum amount of self-bonding. Idaho Power and the co-owners of BCC have 18 months to comply with the new regulations, which would reduce the portion of Idaho Power's guarantee of reclamation activities and obligations at BCC that Idaho Power is allowed to self-bond. As of the date of this report, Idaho Power believes the cost of any insurance, third-party assurance, or additional collateral that might be required for this guarantee due to the new law would be immaterial to the companies' consolidated financial statements.

IDACORP and Idaho Power enter into financial agreements and power purchase and sale agreements that include indemnification provisions relating to various forms of claims or liabilities that may arise from the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnification provisions cannot be reasonably estimated. IDACORP and Idaho Power periodically evaluate the likelihood of incurring costs under such indemnities based on their historical experience and the evaluation of the specific indemnities. As of June 30, 2019, management believes the likelihood is remote that IDACORP or Idaho Power would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnification obligations. Neither IDACORP nor Idaho Power has recorded any liability on their respective condensed consolidated balance sheets with respect to these indemnification obligations.

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

9. BENEFIT PLANS

Idaho Power has a noncontributory defined benefit pension plan (pension plan) and two nonqualified defined benefit plans for certain senior management employees called the Security Plan for Senior Management Employees I and Security Plan for Senior Management Employees II (collectively, SMSP). Idaho Power also has a nonqualified defined benefit pension plan for directors that was frozen in 2002. Remaining vested benefits from that plan are included with the SMSP in the disclosures below. The benefits under the pension plan are based on years of service and the employee’s final average earnings. Idaho Power also maintains a defined benefit postretirement benefit plan (consisting of health care and death benefits) that covers all employees who were enrolled in the active-employee group plan at the time of retirement as well as their spouses and qualifying dependents. The table below shows the components of net periodic benefit costs for the pension, SMSP, and postretirement benefits plans for the three months ended June 30, 2019 and 2018 (in thousands).

	Pension Plan		SMSP		Postretirement Benefits		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Service cost	$8,316	$9,742	$(45)	$(79)	$196	$242	$8,467	$9,905
Interest cost	10,560	9,683	1,145	1,061	762	656	12,467	11,400
Expected return on plan assets	(12,187)	(13,056)	—	—	(557)	(605)	(12,744)	(13,661)
Amortization of prior service cost	2	2	24	25	12	12	38	39
Amortization of net loss	3,302	3,394	633	947	—	—	3,935	4,341
Net periodic benefit cost	9,993	9,765	1,757	1,954	413	305	12,163	12,024
Regulatory deferral of net periodic benefit cost(1)	(9,523)	(9,309)	—	—	—	—	(9,523)	(9,309)
Previously deferred pension costs recognized(1)	4,289	4,289	—	—	—	—	4,289	4,289
Net periodic benefit cost recognized for financial reporting(1)(2)	$4,759	$4,745	$1,757	$1,954	$413	$305	$6,929	$7,004
 (1) Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, the Idaho portion of net periodic benefit cost is recorded as a regulatory asset and is recognized in the income statement as those costs are recovered through rates.
 (2) Of total net periodic benefit cost recognized for financial reporting, $4.2 million and $4.1 million, respectively, were recognized in "Other operations and maintenance" and $2.7 million and $2.9 million, respectively, were recognized in "Other expense, net" on the condensed consolidated statements of income of the companies for the three months ended June 30, 2019 and 2018.

The table below shows the components of net periodic benefit costs for the pension, SMSP, and postretirement benefits plans for the six months ended June 30, 2019 and 2018 (in thousands).

	Pension Plan		SMSP		Postretirement Benefits		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Service cost	$17,030	$19,485	$(90)	$(158)	$427	$526	$17,367	$19,853
Interest cost	21,156	19,365	2,288	2,124	1,494	1,322	24,938	22,811
Expected return on plan assets	(24,311)	(26,111)	—	—	(1,110)	(1,234)	(25,421)	(27,345)
Amortization of prior service cost	3	3	48	49	24	24	75	76
Amortization of net loss	6,782	6,788	1,266	1,894	—	—	8,048	8,682
Net periodic benefit cost	20,660	19,530	3,512	3,909	835	638	25,007	24,077
Regulatory deferral of net periodic benefit cost(1)	(19,690)	(18,616)	—	—	—	—	(19,690)	(18,616)
Previously deferred pension costs recognized(1)	8,577	8,577	—	—	—	—	8,577	8,577
Net periodic benefit cost recognized for financial reporting(1)(2)	$9,547	$9,491	$3,512	$3,909	$835	$638	$13,894	$14,038
 (1) Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, the Idaho portion of net periodic benefit cost is recorded as a regulatory asset and is recognized in the income statement as those costs are recovered through rates.
 (2) Of total net periodic benefit cost recognized for financial reporting, $8.4 million and $8.2 million, respectively, were recognized in "Other operations and maintenance" and $5.5 million and $5.8 million, respectively, were recognized in "Other expense, net" on the condensed consolidated statements of income of the companies for the six months ended June 30, 2019 and 2018.

Idaho Power has no minimum contribution requirement to its defined benefit pension plan in 2019. However, during the six months ended June 30, 2019, Idaho Power made $10 million of discretionary contributions to its defined benefit pension plan, in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions and to mitigate the cost of being in an underfunded position. The primary impact of pension contributions is on the timing of cash flows, as the timing of cost recovery lags behind contributions.

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

The table below presents the gains and losses on derivatives not designated as hedging instruments for the three and six months ended June 30, 2019 and 2018 (in thousands).

		Gain/(Loss) on Derivatives Recognized in Income(1)
	Location of Realized Gain/(Loss) on Derivatives Recognized in Income	Three months ended June 30,		Six months ended June 30,
		2019	2018	2019	2018
Financial swaps	Operating revenues	$414	$27	$(2,789)	$266
Financial swaps	Purchased power	(56)	13	687	(189)
Financial swaps	Fuel expense	7	(112)	12,402	(800)
Financial swaps	Other operations and maintenance	—	31	—	38
Forward contracts	Operating revenues	—	—	64	2
Forward contracts	Purchased power	—	(7)	(64)	(20)
Forward contracts	Fuel expense	—	10	416	24

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

Credit Risk

At June 30, 2019, Idaho Power did not have material credit risk exposure from financial instruments, including derivatives. Idaho Power monitors credit risk exposure through reviews of counterparty credit quality, corporate-wide counterparty credit exposure, and corporate-wide counterparty concentration levels. Idaho Power manages these risks by establishing credit and concentration limits on transactions with counterparties and requiring contractual guarantees, cash deposits, or letters of credit from counterparties or their affiliates, as deemed necessary. Idaho Power’s physical power contracts are commonly under Western Systems Power Pool agreements, physical gas contracts are usually under North American Energy Standards Board contracts, and financial transactions are usually under International Swaps and Derivatives Association, Inc. contracts. These contracts contain adequate assurance clauses requiring collateralization if a counterparty has debt that is downgraded below investment grade by at least one rating agency.

Credit-Contingent Features

Certain Idaho Power derivative instruments contain provisions that require Idaho Power's unsecured debt to maintain an investment grade credit rating from Moody's Investors Service and Standard & Poor's Ratings Services. If Idaho Power's unsecured debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position at June 30, 2019, was $4.6 million. Idaho Power posted $1.8 million cash collateral related to this amount. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2019, Idaho Power would have been required to pay or post collateral to its counterparties up to an additional $4.6 million to cover the open liability positions as well as completed transactions that have not yet been paid.

Derivative Instrument Summary

The table below presents the fair values and locations of derivative instruments not designated as hedging instruments recorded on the balance sheets and reconciles the gross amounts of derivatives recognized as assets and as liabilities to the net amounts presented in the balance sheets at June 30, 2019, and December 31, 2018 (in thousands).

		Asset Derivatives				Liability Derivatives
	Balance Sheet Location	Gross Fair Value	Amounts Offset		Net Assets	Gross Fair Value	Amounts Offset	Net Liabilities

June 30, 2019
Current:
Financial swaps	Other current assets	$5,003	$(915)		$4,088	$915	$(915)	$—
Financial swaps	Other current liabilities	173	(173)		—	2,940	(173)	2,767
Forward contracts	Other current assets	197	—		197	—	—	—
Long-term:
Financial swaps	Other liabilities	71	(71)		—	746	(71)	675
Total		$5,444	$(1,159)		$4,285	$4,601	$(1,159)	$3,442

December 31, 2018
Current:
Financial swaps	Other current assets	$4,639	$(984)	(1)	$3,655	$938	$(938)	$—
Financial swaps	Other current liabilities	—	—		—	806	—	806
Forward contracts	Other current liabilities	—	—		—	104	—	104
Long-term:
Financial swaps	Other assets	—	—		—	64	—	64
Total		$4,639	$(984)		$3,655	$1,912	$(938)	$974

(1) Current asset derivative amounts offset include $45 thousand of collateral payable for the period ending December 31, 2018.

The table below presents the volumes of derivative commodity forward contracts and swaps outstanding at June 30, 2019 and 2018 (in thousands of units).

		June 30,
Commodity	Units	2019	2018
Electricity purchases	MWh	216	323
Electricity sales	MWh	106	58
Natural gas purchases	MMBtu	13,980	12,371
Natural gas sales	MMBtu	308	233
Diesel purchases	Gallons	—	451

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

IDACORP’s and Idaho Power’s assessment of a particular input's significance to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy. An item recorded at fair value is reclassified among levels when changes in the nature of valuation inputs cause the item to no longer meet the criteria for the level in which it was previously categorized. There were no transfers between levels or material changes in valuation techniques or inputs during the six months ended June 30, 2019.

The table below presents information about IDACORP’s and Idaho Power’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2019, and December 31, 2018 (in thousands).

	June 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds
IDACORP(1)	$50,399	$—	$—	$50,399	$97,833	$—	$—	$97,833
Idaho Power	30,981	—	—	30,981	79,228	—	—	79,228
Derivatives	4,088	197	—	4,285	3,655	—	—	3,655
Equity securities	34,795	—	—	34,795	36,488	—	—	36,488
Liabilities:
Derivatives	3,442	—	—	3,442	870	104	—	974

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

The table below presents the carrying value and estimated fair value of financial instruments that are not reported at fair value, as of June 30, 2019, and December 31, 2018, using available market information and appropriate valuation methodologies (in thousands).

	June 30, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
IDACORP
Assets:
Notes receivable(1)	$3,804	$3,804	$3,804	$3,804
Liabilities:
Long-term debt(1)	1,835,521	2,024,566	1,834,788	1,942,773
Idaho Power
Liabilities:
Long-term debt(1)	1,835,521	2,024,566	1,834,788	1,942,773

(1) Notes receivable and long-term debt are categorized as Level 3 and Level 2, respectively, of the fair value hierarchy, as defined earlier in this Note 11 - "Fair Value Measurements."

Notes receivable are related to Ida-West and are valued based on unobservable inputs, including discounted cash flows, which are partially based on forecasted hydropower conditions. Long-term debt is not traded on an exchange and is valued using quoted rates for similar debt in active markets. Carrying values for cash and cash equivalents, deposits, customer and other receivables, notes payable, accounts payable, interest accrued, and taxes accrued approximate fair value.

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

IDACORP’s other operating segments are below the quantitative and qualitative thresholds for reportable segments and are included in the "All Other" category in the table below. This category is comprised of IFS’s investments in affordable housing developments and historic rehabilitation projects, Ida-West’s joint venture investments in small hydropower generation projects, and IDACORP’s holding company expenses.

The table below summarizes the segment information for IDACORP’s utility operations and the total of all other segments, and reconciles this information to total enterprise amounts (in thousands).

	Utility Operations	All Other	Eliminations	Consolidated Total
Three months ended June 30, 2019:
Revenues	$315,774	$1,121	$—	$316,895
Net income attributable to IDACORP, Inc.	51,176	1,980	—	53,156
Total assets as of June 30, 2019	6,325,252	170,610	(35,009)	6,460,853
Three months ended June 30, 2018:
Revenues	$338,699	$1,253	$—	$339,952
Net income attributable to IDACORP, Inc.	60,637	1,651	—	62,288
Six months ended June 30, 2019:
Revenues	$665,546	$1,668	$—	$667,214
Net income attributable to IDACORP, Inc.	92,760	3,082	—	95,842
Six months ended June 30, 2018:
Revenues	$648,160	$1,898	$—	$650,058
Net income attributable to IDACORP, Inc.	96,493	1,937	—	98,430

13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

The table below presents changes in components of accumulated other comprehensive income (AOCI), net of tax, during the three and six months ended June 30, 2019 and 2018 (in thousands). Items in parentheses indicate charges to AOCI.

	Defined Benefit Pension Items
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Balance at beginning of period	$(22,356)	$(30,243)	$(22,844)	$(30,964)
Amounts reclassified out of AOCI	488	722	976	1,443
Balance at end of period	$(21,868)	$(29,521)	$(21,868)	$(29,521)

The table below presents amounts reclassified out of components of AOCI and the income statement location of those amounts reclassified during the three and six months ended June 30, 2019 and 2018 (in thousands). Items in parentheses indicate increases to net income.

	Amount Reclassified from AOCI
Details About AOCI	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Amortization of defined benefit pension items(1)
Prior service cost	$24	$25	$48	$49
Net loss	633	947	1,266	1,894
Total before tax	657	972	1,314	1,943
Tax benefit(2)	(169)	(250)	(338)	(500)
Total reclassification for the period, net of tax	$488	$722	$976	$1,443
(1) Amortization of these items is included in IDACORP's condensed consolidated income statements in other operating expenses and in Idaho Power's condensed consolidated statements of income in other expense, net.
(2) The tax benefit is included in income tax expense in the condensed consolidated statements of income of both IDACORP and Idaho Power.

14. CHANGES IN IDAHO POWER RETAINED EARNINGS

The table below presents changes in Idaho Power retained earnings during the three and six months ended June 30, 2019 and 2018 (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Balance at beginning of period	$1,418,775	$1,314,472	$1,409,245	$1,308,702
Net income	51,176	60,637	92,760	96,493
Dividends to parent	(31,932)	(29,863)	(63,986)	(59,949)
Balance at end of period	$1,438,019	$1,345,246	$1,438,019	$1,345,246

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of IDACORP, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of IDACORP, Inc. and subsidiaries (the “Company”) as of June 30, 2019, the related condensed consolidated statements of income, comprehensive income and equity for the three-month and six-month periods ended June 30, 2019 and 2018, and of cash flows for the six-month periods ended June 30, 2019 and 2018, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
August 1, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Idaho Power Company

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Idaho Power Company and subsidiary (the “Company”) as of June 30, 2019, the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2019 and 2018, and of cash flows for the six-month periods ended June 30, 2019 and 2018, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
August 1, 2019

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in this report, the general financial condition and results of operations for IDACORP, Inc. and its subsidiaries (collectively, IDACORP) and Idaho Power Company and its subsidiary (collectively, Idaho Power) are discussed. While reading the MD&A, please refer to the accompanying condensed consolidated financial statements of IDACORP and Idaho Power. Also refer to "Cautionary Note Regarding Forward-Looking Statements" in this report for important information regarding forward-looking statements made in this MD&A and elsewhere in this report. This discussion updates the MD&A included in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2018 (2018 Annual Report), and should also be read in conjunction with the information in that report. The results of operations for an interim period generally will not be indicative of results for the full year, particularly in light of the seasonality of Idaho Power's sales volumes, as discussed below.

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

Idaho Power is the parent of Idaho Energy Resources Co. (IERCo), a joint venturer in Bridger Coal Company (BCC), which mines and supplies coal to the Jim Bridger generating plant owned in part by Idaho Power (Jim Bridger plant). IDACORP’s other significant subsidiaries include IDACORP Financial Services, Inc., an investor in affordable housing and other real estate investments, and Ida-West Energy Company, an operator of small hydropower generation projects that satisfy the requirements of the Public Utility Regulatory Policies Act of 1978 (PURPA).

EXECUTIVE OVERVIEW

Management's Outlook and Company Initiatives

In the 2018 Annual Report, IDACORP's and Idaho Power's management included a brief overview of their business strategies for the companies for 2019 and beyond, under the heading "Executive Overview" in the MD&A. As of the date of this report, management's outlook and strategy remain consistent with that discussion. Most notably:

•
Idaho Power continues to expect positive customer growth in its service area, and continues to participate in and support state and local economic development initiatives aimed at responsible and sustainable growth. During the first six months of 2019, Idaho Power's customer count grew by nearly 6,800 customers, and for the twelve months ended June 30, 2019, the customer growth rate was 2.5 percent.

•	In 2019, Idaho Power achieved its highest ever residential customer satisfaction score, the highest of any investor-owned utility in the nation, as rated by an independent third party.

•	In March 2019, Idaho Power announced its "Clean Today, Cleaner Tomorrow.™" goal to provide its customers with 100-percent clean energy by 2045.

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

In February 2019, Idaho Power reached an agreement with NV Energy that facilitates the planned end of Idaho Power's participation in coal-fired operations at units 1 and 2 of its jointly-owned North Valmy coal-fired power plant (Valmy Plant) in 2019 and 2025, respectively. In May 2019, the IPUC issued an order approving the Valmy Plant agreement and allowing Idaho

Power to recover through customer rates, effective June 1, 2019, the $1.2 million incremental annual levelized revenue requirement associated with required Valmy Plant planned and actual investments and other exit costs.

Summary of Financial Results

The following is a summary of Idaho Power's net income, net income attributable to IDACORP, and IDACORP's earnings per diluted share for the three and six months ended June 30, 2019 and 2018 (in thousands, except earnings per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Idaho Power net income	$51,176	$60,637	$92,760	$96,493
Net income attributable to IDACORP, Inc.	$53,156	$62,288	$95,842	$98,430
Average outstanding shares – diluted	50,507	50,481	50,512	50,472
IDACORP, Inc. earnings per diluted share	$1.05	$1.23	$1.90	$1.95

The table below provides a reconciliation of net income attributable to IDACORP for the three and six months ended June 30, 2019, from the same period in 2018 (items are in millions and are before related income tax impact unless otherwise noted).

	Three months ended		Six months ended
Net income attributable to IDACORP, Inc. - June 30, 2018		$62.3		$98.4
Increase (decrease) in Idaho Power net income:
Customer growth, net of associated power supply costs and power cost adjustment mechanisms	4.2		8.2
Usage per retail customer, net of associated power supply costs and power cost adjustment mechanisms	(13.4)		(10.4)
Idaho fixed cost adjustment (FCA) revenues	1.8		(0.5)
Retail revenues per MWh, net of associated power supply costs and power cost adjustment mechanisms	(7.0)		(4.3)
Transmission wheeling-related revenues	(2.0)		2.0
Other operations and maintenance (O&M) expenses	5.3		2.6
Other changes in operating revenues and expenses, net	0.2		(0.9)
Decrease in Idaho Power operating income	(10.9)		(3.3)
Earnings of equity-method investments	1.4		(0.6)
Non-operating income and expenses	—		1.7
Income tax expense	—		(1.5)
Total decrease in Idaho Power net income		(9.5)		(3.7)
Other IDACORP changes (net of tax)		0.4		1.1
Net income attributable to IDACORP, Inc. - June 30, 2019		$53.2		$95.8

Net Income - Second Quarter 2019
IDACORP's net income decreased $9.1 million for the second quarter of 2019 compared with the second quarter of 2018, primarily due to lower net income at Idaho Power.
Customer growth increased operating income by $4.2 million in the second quarter of 2019 compared with the second quarter of 2018, as the number of Idaho Power customers grew by 2.5 percent during the twelve months ended June 30, 2019. Sales volumes on a per-customer basis decreased operating income by $13.4 million in the second quarter of 2019 compared with the second quarter of 2018. Greater precipitation in Idaho Power's service area led agricultural irrigation customers to use 20 percent less energy per customer to operate irrigation pumps. Also, residential and commercial customers used less energy per customer for cooling purposes, primarily due to cooler temperatures. The decrease in residential sales volumes per customer was mostly offset by the FCA mechanism (applicable to residential and small general service customers), which increased revenues by $1.8 million.

The net decrease in retail revenues per megawatt-hour (MWh) decreased operating income by $7.0 million in the second quarter of 2019 compared with the second quarter of 2018. The settlement stipulations approved by the IPUC and OPUC during the second quarter of 2018 relating to income tax reform reduced revenues in the second quarter of 2019 more significantly than in the second quarter of 2018. To a lesser extent, changes in the customer sales mix decreased the retail revenues per MWh as volumes sold to residential, commercial, and irrigation customers made up a lesser portion of the customer sales mix than industrial customers in the second quarter of 2019 compared with the second quarter of 2018. Residential, commercial, and irrigation customers generally pay a higher per-MWh rate than industrial customers.

During the second quarter of 2019, transmission wheeling-related revenues decreased $2.0 million compared with the second quarter of 2018, largely due to a decrease in Idaho Power's open access transmission tariff (OATT) rates that became effective in October 2018.

Other O&M expenses were $5.3 million lower in the second quarter of 2019 compared with the second quarter of 2018. Other O&M expenses related to Idaho Power's hydropower generation decreased $1.1 million, due primarily to fewer maintenance projects at hydropower locations in the second quarter of 2019 compared with the second quarter of 2018. Labor and benefit costs decreased $1.5 million, primarily related to the levels of accruals for variable employee-related costs. As provided by the settlement stipulation approved by the IPUC in 2018 related to income tax reform, O&M expenses in the second quarter of 2018 included $1.1 million of non-cash amortization expense of regulatory deferrals that would otherwise be a future liability of Idaho customers.

Net Income - Year-to-Date 2019

IDACORP's net income decreased $2.6 million for the first half of 2019 compared with the same period of 2018, primarily due to lower net income at Idaho Power.
Customer growth increased operating income by $8.2 million in the first half of 2019 compared with the first half of 2018. Sales volumes on a per-customer basis decreased operating income by $10.4 million in the first half of 2019 compared with the first half of 2018, primarily due to lower irrigation, residential, and commercial revenues in the second quarter of 2019, as described above. The lower sales volumes on a per-customer basis in the second quarter of 2019 were partially offset by a 3 percent increase in sales volumes per residential customer in the first quarter of 2019 compared with the first quarter of 2018, as colder temperatures led residential customers to use more energy for heating.
The net decrease in retail revenues per MWh decreased operating income by $4.3 million in the first half of 2019 compared with the first half of 2018, due primarily to the effects of the settlement stipulations approved by the IPUC and OPUC during the second quarter of 2018 related to income tax reform noted above.

During the first half of 2019, Idaho Power benefited from a $2.0 million increase in transmission wheeling-related revenue, compared with the first half of 2018. This change was largely due to an increase in wheeling-related volumes driven by regional wholesale energy market activity in the first quarter of 2019, partially offset by a decrease in Idaho Power's OATT rates that became effective in October 2018.

Other O&M expenses were $2.6 million lower in the first half of 2019 compared with the first half of 2018. Other O&M expenses related to Idaho Power's hydropower generation decreased $2.3 million, due primarily to fewer maintenance projects at hydropower locations in the first half of 2019. As provided by the settlement stipulation approved by the IPUC in 2018 related to income tax reform, O&M expenses in the first half of 2018 included $1.1 million of non-cash amortization expense of regulatory deferrals that would otherwise be a future liability of Idaho customers.

Based on its estimate of full-year 2019 return on year-end equity in the Idaho jurisdiction (Idaho ROE), in the first half of 2019, Idaho Power recorded no additional accumulated deferred investment tax credits (ADITC) amortization under the Idaho regulatory settlement stipulation approved in October 2014.

Overview of General Factors and Trends Affecting Results of Operations and Financial Condition

IDACORP's and Idaho Power's results of operations and financial condition are affected by a number of factors, and the impact of those factors is discussed in more detail below in this MD&A. To provide context for the discussion elsewhere in this report, some of the more notable factors are summarized below:

•
Regulation of Rates and Cost Recovery: The prices that Idaho Power is authorized to charge for its electric and transmission service is a critical factor in determining IDACORP's and Idaho Power's results of operations and financial condition. Those rates are established by state regulatory commissions and the FERC and are intended to allow Idaho Power an opportunity to recover its expenses and earn a reasonable return on investment. Idaho Power focuses on timely recovery of its costs through filings with its regulators, working to put in place innovative regulatory mechanisms, and on the prudent management of expenses and investments. Idaho Power has regulatory settlement stipulations in Idaho that include provisions for the accelerated amortization of certain tax credits to help achieve a minimum 9.5 percent (9.4 percent after 2019) Idaho ROE. The settlement stipulations also provide for the potential sharing between Idaho Power and its Idaho customers of Idaho-jurisdictional earnings in excess of 10.0 percent of Idaho ROE. The settlement stipulations provide for modification of certain terms and the indefinite extension of the mechanism beyond the original termination date of December 31, 2019. The specific terms of these settlement stipulations are described in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2018 Annual Report. During 2019, Idaho Power will continue to assess the need to file a general rate case to reset base rates but does not anticipate filing a rate case in the next twelve months.

•
Economic Conditions and Loads: Economic conditions impact consumer demand for energy, revenues, collectability of accounts, the volume of wholesale energy sales, and the need to construct and improve infrastructure, purchase power, and implement programs to meet customer load demands. In recent years, Idaho Power has seen growth in the number of customers in its service area. Over the 12 months ended June 30, 2019, Idaho Power's customer count grew by 2.5 percent. Idaho Power expects its number of customers to continue to increase in the foreseeable future. Employment in Idaho Power's service area grew by approximately 2.7 percent during the twelve months ended June 30, 2019, based on Idaho Department of Labor preliminary June 2019 data. Idaho Power has in recent years supported State of Idaho-coordinated efforts to promote economic development with an emphasis on attracting industrial and commercial customers to its service area.

In June 2019, Idaho Power released its 2019 Integrated Resource Plan (IRP). The load forecast assumptions Idaho Power used in the 2019 IRP are included in the table below. For comparison purposes, the analogous average annual growth rates used in the prior two IRPs are included.

	5-Year Forecast		20-Year Forecast
	Annual Growth Rate: Retail Sales (Billed MWh)	Annual Growth Rate: Annual Peak (Peak Demand)	Annual Growth Rate: Retail Sales (Billed MWh)	Annual Growth Rate: Annual Peak (Peak Demand)
2019 IRP	1.3%	1.4%	1.0%	1.2%
2017 IRP	1.1%	1.6%	0.9%	1.4%
2015 IRP	1.5%	1.8%	1.2%	1.5%

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

Further, as Idaho Power's hydropower facilities comprise nearly one-half of Idaho Power's nameplate generation capacity, precipitation levels impact the mix of Idaho Power's generation resources. When hydropower generation is reduced, Idaho Power must rely on more expensive generation sources and purchased power. When favorable hydropower generating conditions exist for Idaho Power, they also may exist for other Pacific Northwest hydropower facility operators, lowering regional wholesale market prices and impacting the revenue Idaho Power receives from wholesale energy sales. Much of the adverse or favorable impact of this volatility is addressed through the Idaho and Oregon power cost adjustment mechanisms. For 2019, Idaho Power expects generation from its hydropower resources to be in the range of 8.0 to 9.0 million MWh, compared with 20-year average annual hydropower generation of 7.5 million MWh.

•
Rate Base Growth and Infrastructure Investment: As noted above, the rates established by the IPUC and OPUC are determined so as to provide an opportunity for Idaho Power to recover authorized operating expenses and earn a reasonable return on “rate base.” Rate base is generally determined by reference to the original cost (net of accumulated depreciation) of utility plant in service and certain other assets, subject to various adjustments for deferred taxes and other items. Over time, rate base is increased by additions to utility plant in service and reduced by depreciation and retirement of utility plant and write-offs as authorized by the IPUC and OPUC. In recent years, Idaho Power has been pursuing significant enhancements to its utility infrastructure in an effort to maintain system reliability, to ensure an adequate supply of electricity, and to provide service to new customers, including major ongoing transmission projects such as the Boardman-to-Hemingway and Gateway West projects. Idaho Power's existing hydropower and thermal generation facilities also require continuing upgrades and equipment replacement, and the company is undertaking a significant relicensing effort for the Hells Canyon Complex (HCC), its largest hydropower generation resource. Idaho Power intends to pursue inclusion of significant completed capital projects into rate base as part of a general rate case or other appropriate regulatory proceeding.

•
Mitigation of Impact of Fuel and Purchased Power Expense: In addition to hydropower generation, Idaho Power relies significantly on natural gas and coal to fuel its generation facilities and on power purchases in the wholesale markets. Fuel costs are impacted by electricity sales volumes, the terms and conditions of contracts for fuel, Idaho Power's generation capacity, the availability of hydropower generation resources, transmission capacity, energy market prices, and Idaho Power's hedging program for managing fuel costs. Purchased power costs are impacted by the terms and conditions of contracts for purchased power, the rate of expansion of alternative energy generation sources such as wind or solar energy, and wholesale energy market prices. The Idaho and Oregon power cost adjustment mechanisms mitigate in large part the potential adverse impacts to Idaho Power of fluctuations in power supply costs.

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

•
Water Management and Relicensing of the Hells Canyon Hydropower Project: Because of Idaho Power's reliance on stream flow in the Snake River and its tributaries, Idaho Power participates in numerous proceedings and venues that may affect its water rights, seeking to preserve the long-term availability of its rights for its hydropower projects. Also, Idaho Power is involved in renewing its long-term federal license for the HCC, its largest hydropower generation source. Given the number of parties involved, Idaho Power's relicensing costs have been and are expected to continue to be substantial. Idaho Power cannot currently determine the ultimate terms of, and costs associated with, any resulting long-term license.

RESULTS OF OPERATIONS

This section of MD&A takes a closer look at the significant factors that affected IDACORP’s and Idaho Power’s earnings during the three and six months ended June 30, 2019. In this analysis, the results for the three and six months ended June 30, 2019, are compared with the same periods in 2018.

The table below presents Idaho Power’s energy sales and supply (in thousands of MWh) for the three and six months ended June 30, 2019 and 2018.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Retail energy sales	3,409	3,576	6,780	6,822
Wholesale energy sales	1,042	821	1,902	1,681
Bundled energy sales	—	73	146	297
Total energy sales	4,451	4,470	8,828	8,800
Hydroelectric generation	3,032	2,847	5,132	5,571
Coal generation	422	459	1,554	1,067
Natural gas and other generation	137	124	564	228
Total system generation	3,591	3,430	7,250	6,866
Purchased power	1,195	1,404	2,256	2,594
Line losses	(335)	(364)	(678)	(660)
Total energy supply	4,451	4,470	8,828	8,800

Weather-related information for Boise, Idaho for the three and six months ended June 30, 2019 and 2018, is presented in the table below. While Boise, Idaho weather conditions are not necessarily representative of weather conditions throughout Idaho Power's service area, the greater Boise area has the majority of Idaho Power's customers and is included for illustrative purposes.

	Three months ended June 30,			Six months ended June 30,
	2019	2018	Normal	2019	2018	Normal (2)
Heating degree-days(1)	583	486	298	3,020	2,783	2,778
Cooling degree-days(1)	159	192	183	159	192	183
Precipitation (inches)	6.0	3.1	3.3	12.1	6.9	6.9
(1) Heating and cooling degree-days are common measures used in the utility industry to analyze the demand for electricity and indicate when a customer would use electricity for heating and cooling. A degree-day measures how much the average daily temperature varies from 65 degrees. Each degree of temperature above 65 degrees is counted as one cooling degree-day, and each degree of temperature below 65 degrees is counted as one heating degree-day.
(2) Normal heating degree-days and cooling degree-days elements are, by convention, the arithmetic mean of the elements computed over 30 consecutive years. The normal amounts are the sum of the monthly normal amounts. These normal amounts are computed by the National Oceanic and Atmospheric Administration.

Sales Volume and Generation: Retail sales volumes decreased 5 percent and 1 percent in the second quarter and first six months of 2019, respectively, compared with the same periods of 2018. During the second quarter of 2019, usage per irrigation customer was approximately 20 percent lower compared with the same period in 2018. Precipitation in the Idaho Power service area increased significantly during the three months ended June 30, 2019, compared with the same period of 2018, which decreased usage by irrigation customers. During the second quarter of 2019, usage per residential customer was approximately 3 percent lower than the same period of 2018, primarily due to cooler temperatures during the second quarter of 2019, which decreased the use of electricity for cooling purposes. Cooling degree-days in Boise, Idaho, were 17 percent lower during the three months ended June 30, 2019, compared with the three months ended June 30, 2018, and 13 percent below normal. Customer growth partially offset the decrease in sales volumes per customer during the three and six months ended June 30, 2019, compared with the same periods in 2018, with the number of Idaho Power's customers growing by 2.5 percent over the prior twelve months.

Total system generation increased 5 percent and 6 percent, respectively, during the second quarter and first six months of 2019 compared with the same periods in 2018. In the second quarter and first six months of 2019, higher regional energy market prices resulted in a 15 percent and 13 percent decrease, respectively, in purchased power volumes compared with the same periods of 2018 as Idaho Power used its own generation resources to meet customer demand.

The financial impacts of fluctuations in wholesale energy sales, purchased power, fuel expense, and other power supply-related expenses are addressed in Idaho Power's Idaho and Oregon power cost adjustment mechanisms, which are described later in this MD&A.

Operating Revenues

Retail Revenues: The table below presents Idaho Power’s retail revenues (in thousands) and MWh sales volumes (in thousands) for the three and six months ended June 30, 2019 and 2018, and the number of customers as of June 30, 2019 and 2018.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Retail revenues:
Residential (includes $7,232, $5,508, $18,543, and $19,052, respectively, related to the FCA)(1)	$104,797	$109,155	$255,016	$255,838
Commercial (includes $350, $291, $691, and $652, respectively, related to the FCA)(1)	70,973	76,965	144,079	151,191
Industrial	45,602	48,868	91,100	94,660
Irrigation	48,954	65,065	49,953	65,471
Deferred revenue related to HCC relicensing AFUDC(2)	(1,927)	(1,462)	(4,046)	(4,046)
Total retail revenues	$268,399	$298,591	$536,102	$563,114
Volume of retail sales (MWh)
Residential	1,032	1,036	2,522	2,439
Commercial	945	969	1,964	1,970
Industrial	830	815	1,682	1,648
Irrigation	602	756	612	765
Total retail MWh sales	3,409	3,576	6,780	6,822
Number of retail customers at period end
Residential	470,609	458,448
Commercial	72,318	71,074
Industrial	128	116
Irrigation	21,370	21,165
Total customers	564,425	550,803
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

Retail revenues decreased $30.2 million during the second quarter of 2019, and decreased $27.0 million during the first six months of 2019, compared with the same periods in 2018. The factors affecting retail revenues during the period are discussed below.

•
Rates: Customer rates, excluding collections of amounts related to the power cost adjustment mechanism, decreased revenues by approximately $9 million and $6 million for the three and six months ended June 30, 2019, respectively, compared with the same periods in 2018. The settlement stipulations approved by the IPUC and OPUC during the second quarter of 2018 relating to income tax reform reduced revenues in the second quarter and first six months of 2019 more significantly than in the same periods of 2018. To a lesser extent, changes in the customer sales mix decreased average rates as volumes sold to residential customers made up a lesser portion of the customer sales mix in the second quarter of 2019 compared with the second quarter of 2018. Residential, commercial, and irrigation customers generally pay a higher per-MWh rate than industrial customers.

Customer rates also include the return to customers of amounts related to the power cost adjustment mechanism, which decreased revenues by $9.4 million and $17.1 million in the second quarter and first six months of 2019, respectively, compared with the same periods of 2018. The amount returned to customers in rates under the power cost adjustment mechanism has no effect on operating income as a corresponding amount is recorded as expense in the same period it is returned through rates. Also, during the second quarter and first six months of 2019, residential and commercial customers used less energy per customer for cooling purposes, primarily due to cooler temperatures compared with the same periods of 2018.

•
Customers: Customer growth of 2.5 percent increased retail revenues by $5.6 million and $11.7 million in the second quarter and first six months of 2019, respectively, compared with the same periods of 2018.

•
Usage: Decreased usage (on a per customer basis), primarily by irrigation customers, decreased retail revenues by $19.6 million and $15.3 million for the second quarter and first six months of 2019, respectively, compared with the same periods of 2018. Decreased usage by irrigation customers was primarily the result of higher precipitation in Idaho Power's service area during the second quarter and first six months of 2019 compared with the same periods of 2018.

•
Idaho FCA Revenue: The FCA mechanism, applicable to Idaho residential and small commercial customers, adjusts revenue each year to accrue, or defer, the difference between the authorized fixed-cost recovery amount per customer and the actual fixed costs per customer recovered by Idaho Power through volume-based rates during the year. Lower usage (on a per customer basis) by residential and small general service customers during the second quarter of 2019 increased the amount of FCA revenue accrued by $1.8 million compared with the second quarter of 2018. Higher usage (on a per customer basis) by residential and small general service customers during the first six months of 2019 decreased the amount of FCA revenue accrued by $0.5 million compared with the same period in 2018.

Wholesale Energy Sales: Wholesale energy sales consist primarily of long-term sales contracts, opportunity sales of surplus system energy, and sales into the energy imbalance market implemented in the western United States (Western EIM), and do not include derivative transactions. The table below presents Idaho Power’s wholesale energy sales for the three and six months ended June 30, 2019 and 2018 (in thousands, except for per MWh amounts).

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Wholesale energy revenues	$16,158	$8,919	$63,373	$22,685
Wholesale MWh sold	1,042	821	1,902	1,681
Average wholesale energy revenues per MWh	$15.51	$10.86	$33.32	$13.49

In the second quarter and first six months of 2019, wholesale energy revenues increased by $7.2 million and $40.7 million, respectively, compared with the same periods of 2018. Wholesale energy sales volumes increased 27 percent and 13 percent in the second quarter and first six months of 2019, respectively, compared with the same periods of 2018. Below-normal temperatures in the Northwest, a decrease in energy imports due to equipment maintenance, and limited production from the federal hydroelectric system due to freezing temperatures and low water flow increased regional wholesale energy prices during the first quarter, and to a lesser extent, the second quarter of 2019, compared with the same periods of 2018. During the fourth quarter of 2018, a natural gas pipeline ruptured in British Columbia, Canada, disrupting natural gas flows to the Pacific Northwest and Western Canada, driving up wholesale energy and natural gas prices in the region. During the first quarter and the beginning of the second quarter of 2019, the pipeline was operating at reduced capacity, which also contributed to continued increased energy prices during the periods.

Transmission Wheeling-Related Revenues: Transmission wheeling-related revenues decreased $2.0 million, or 14 percent, during the second quarter of 2019 compared with the second quarter of 2018, primarily due to a decrease in Idaho Power's OATT rates that became effective in October 2018. Transmission wheeling-related revenues increased $2.0 million, or 8 percent, in the first six months of 2019 compared with the same period of 2018, largely due to an increase in wheeling-related volumes during the first three months of 2019, partially offset by a decrease in Idaho Power's OATT rates that became effective in October 2018. Regional wholesale energy market activity increased wheeling-related volumes in the first quarter of 2019.

Energy Efficiency Program Revenues: In both Idaho and Oregon, energy efficiency riders fund energy efficiency program expenditures. Expenditures funded through the riders are reported as an operating expense with an equal amount recorded in revenues, resulting in no net impact on earnings. The cumulative variance between expenditures and amounts collected through the rider is recorded as a regulatory asset or liability. A liability balance indicates that Idaho Power has collected more than it has spent and an asset balance indicates that Idaho Power has spent more than it has collected. At June 30, 2019, Idaho Power's energy efficiency rider balances were a $1.6 million regulatory liability in the Idaho jurisdiction and a $1.2 million regulatory asset in the Oregon jurisdiction.

Operating Expenses

Purchased Power: The table below presents Idaho Power’s purchased power expenses and volumes for the three and six months ended June 30, 2019 and 2018 (in thousands, except for per MWh amounts).

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Expense
PURPA contracts	$45,906	$47,867	$86,989	$89,805
Other purchased power (including wheeling)	12,157	15,113	33,905	35,103
Total purchased power expense	$58,063	$62,980	$120,894	$124,908
MWh purchased
PURPA contracts	881	908	1,559	1,619
Other purchased power	314	496	697	975
Total MWh purchased	1,195	1,404	2,256	2,594
Average cost per MWh from PURPA contracts	$52.11	$52.72	$55.80	$55.47
Average cost per MWh from other sources	$38.72	$30.47	$48.64	$36.00
Weighted average - all sources	$48.59	$44.86	$53.59	$48.15

Purchased power expense decreased $4.9 million, or 8 percent, and $4.0 million, or 3 percent, in the second quarter and first six months of 2019 compared with the same periods of 2018. The decrease in purchased power expense for the second quarter and first six months of 2019 compared with the same periods of 2018 was primarily due to a 37 percent and 29 percent decrease, respectively, in MWh purchased from sources other than PURPA contracts, as Idaho Power used its own generation to meet customer demand.

Fuel Expense: The table below presents Idaho Power’s fuel expenses and thermal generation for the three and six months ended June 30, 2019 and 2018 (in thousands, except for per MWh amounts).

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Expense
Coal	$16,687	$18,092	$55,310	$41,373
Natural gas	4,139	3,423	17,386	7,877
Total fuel expense	$20,826	$21,515	$72,696	$49,250
MWh generated
Coal	422	459	1,554	1,067
Natural gas	137	124	564	228
Total MWh generated	559	583	2,118	1,295
Average cost per MWh - Coal	$39.54	$39.42	$35.59	$38.78
Average cost per MWh - Natural gas	$30.21	$27.60	$30.83	$34.55
Weighted average, all sources	$37.26	$36.90	$34.32	$38.03

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

Fuel expense decreased $0.7 million, or 3 percent, in the second quarter of 2019, but increased $23.4 million, or 48 percent, in the first six months of 2019, compared with the same periods of 2018. The decrease in fuel expense in the second quarter of 2019 compared with the second quarter of 2018 was due to a 7 percent increase in hydroelectric generation, which reduced Idaho Power's utilization of gas and coal generation. The increase in fuel expense in the first six months of 2019 compared with the same period of 2018, was due to thermal generation volumes, which were 64 percent higher in 2019 compared with 2018, partially offset by the beneficial impact of natural gas hedges entered into during the first six months of 2019. Increased thermal generation in the first six months of 2019 offset an 8 percent decrease in hydroelectric generation between the comparable periods and provided generation for economic sales of energy in the wholesale energy market. In the first six months of 2019, gains on financial gas hedges of $12.4 million, entered into in accordance with Idaho Power's energy risk management policies, reduced natural gas fuel expense. Most of these realized hedging gains are providing a benefit to customers through the power cost adjustment mechanisms described below.

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

The table that follows presents the components of the Idaho and Oregon power cost adjustment mechanisms for the three and six months ended June 30, 2019 and 2018 (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Power supply cost accrual	$24,811	$16,353	$55,752	$33,899
Amortization of prior year authorized balances	(8,689)	3,610	(13,405)	11,602
Total power cost adjustment expense	$16,122	$19,963	$42,347	$45,501

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

Other O&M Expenses: Other O&M expenses decreased $5.3 million, or 6 percent, and $2.6 million, or 1 percent, in the second quarter and first six months of 2019 compared with the same periods of 2018. Other O&M expenses related to Idaho Power's hydropower generation decreased $1.1 million and $2.3 million for the second quarter and first six months of 2019, respectively, compared with the same periods in 2018, due primarily to more costly maintenance projects at hydropower locations in the first half of 2018. For the second quarter of 2019, labor and benefit costs decreased $1.5 million compared with the second quarter of 2018, primarily related to the levels of accruals for variable employee-related costs. As provided by the settlement stipulation approved by the IPUC in 2018 related to income tax reform, O&M expenses in the second quarter and first six months of 2018 included $1.1 million of non-cash amortization expense of regulatory deferrals that would otherwise be a future liability of Idaho customers.

Income Taxes

IDACORP's and Idaho Power's income tax expense increased $1.3 million and $1.5 million, respectively, for the six months ended June 30, 2019, when compared with the same period in 2018, primarily due to the tax deduction for bond redemption costs incurred in the second quarter of 2018. For information relating to IDACORP's and Idaho Power's computation of income tax expense and estimated annual effective tax rate, see Note 2 - "Income Taxes" to the condensed consolidated financial statements included in this report.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Idaho Power has been pursuing significant enhancements to its utility infrastructure in an effort to ensure an adequate supply of electricity, to provide service to new customers, and to maintain system reliability. Idaho Power's existing hydropower and thermal generation facilities also require continuing upgrades and component replacement. Idaho Power anticipates these substantial capital expenditures to continue, with expected total capital expenditures of approximately $1.5 billion over the five-year period from 2019 (including expenditures incurred to-date in 2019) through 2023.

Idaho Power funds its liquidity needs for capital expenditures through cash flows from operations, debt offerings, commercial paper markets, credit facilities, and capital contributions from IDACORP. Idaho Power periodically files for rate adjustments for recovery of operating costs and capital investments to provide the opportunity to align Idaho Power's earned returns with those allowed by regulators. Idaho Power uses operating and capital budgets to control operating costs and capital expenditures. During the first six months of 2019, Idaho Power continued its efforts to optimize operations, control costs, and generate operating cash inflows to meet operating expenditures, contribute to capital expenditure requirements, and pay dividends to shareholders.

As of July 26, 2019, IDACORP's and Idaho Power's access to debt, equity, and credit arrangements included:

•	their respective $100 million and $300 million revolving credit facilities;

•	IDACORP's shelf registration statement filed with the U.S. Securities and Exchange Commission (SEC) on May 17, 2019, which may be used for the issuance of debt securities and common stock;

•
Idaho Power's shelf registration statement filed with the SEC on May 17, 2019, which may be used for the issuance of first mortgage bonds and debt securities; $500 million remains available for issuance pursuant to state regulatory authority; and

•	IDACORP's and Idaho Power's commercial paper, which may be issued up to an amount equal to the available credit capacity under their respective credit facilities.

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

IDACORP and Idaho Power seek to maintain capital structures of approximately 50 percent debt and 50 percent equity, and maintaining this ratio influences IDACORP's and Idaho Power's debt and equity issuance decisions. As of June 30, 2019, IDACORP's and Idaho Power's capital structures, as calculated for purposes of applicable debt covenants, were as follows:

	IDACORP	Idaho Power
Debt	43%	45%
Equity	57%	55%

IDACORP and Idaho Power generally maintain their cash and cash equivalents in highly liquid investments, such as U.S. Treasury Bills, money market funds, and bank deposits.

Operating Cash Flows

IDACORP’s and Idaho Power’s operating cash inflows for the six months ended June 30, 2019, were $166 million and $162 million, respectively, a decrease of $30 million for IDACORP and $29 million for Idaho Power, compared with the same period in 2018. With the exception of cash flows related to income taxes, IDACORP's operating cash flows are principally derived from the operating cash flow of Idaho Power. Significant items that affected the comparability of the companies' operating cash flows in the first six months of 2019 compared with the same period in 2018 were as follows:

•	decreased net income;

•	changes in deferred taxes and in taxes accrued and receivable combined to increase cash flows by $4 million at IDACORP and decrease cash flows by $8 million at Idaho Power;

•
changes in regulatory assets and liabilities, mostly related to the relative amounts of costs deferred and collected under the Idaho FCA mechanism and demand-side management program, decreased operating cash flows by $14 million;

•	Idaho Power made $15 million of benefit plan contributions during the first six months of 2019, while it made contributions of $25 million for the same period in 2018;

•	changes in working capital balances due primarily to timing, including fluctuations in accounts receivable and accounts payable, as follows:

◦	timing of collections of accounts receivable balances decreased operating cash flows by $3 million and $4 million for IDACORP and Idaho Power, respectively; and

◦
timing of accounts payable payments decreased operating cash flows by $31 million and $17 million for IDACORP and Idaho Power, respectively, of which $14 million of the difference between IDACORP and Idaho Power related to intercompany estimated income tax payments.

Investing Cash Flows

Investing activities consist primarily of capital expenditures related to new construction and improvements to Idaho Power’s generation, transmission, and distribution facilities. IDACORP’s and Idaho Power’s net investing cash outflows for the six months ended June 30, 2019, were $126 million and $123 million, respectively. Investing cash outflows for 2019 and 2018 were primarily for construction of utility infrastructure needed to address Idaho Power’s aging plant and equipment, customer growth, and environmental and regulatory compliance requirements.

Financing Cash Flows

Financing activities provide supplemental cash for both day-to-day operations and capital requirements, as needed. Idaho Power funds liquidity needs for capital investment, working capital, managing commodity price risk, and other financial commitments through cash flows from operations, debt offerings, commercial paper markets, credit facilities, and capital contributions from IDACORP. IDACORP funds its cash requirements, such as payment of taxes, capital contributions to Idaho Power, and non-utility expenses allocated to IDACORP, through cash flows from operations, commercial paper markets, sales of common stock, and credit facilities. IDACORP's and Idaho Power's net financing cash outflows for the six months ended June 30, 2019, were $68 million and $64 million, respectively. In the first six months of 2019, IDACORP and Idaho Power paid cash dividends of $64 million.

Financing Programs and Available Liquidity

IDACORP Equity Programs: In recent years, IDACORP has entered into sales agency agreements under which it could offer and sell shares of its common stock from time to time through a third-party agent. The most recent sales agency agreement terminated in May 2016. IDACORP has no current plans to issue equity securities other than under its equity compensation plans during 2019, and as of the date of this report, IDACORP has not pursued the execution of a new sales agency agreement.

Idaho Power First Mortgage Bonds: Idaho Power's issuance of long-term indebtedness is subject to the approval of the IPUC, OPUC, and Wyoming Public Service Commission (WPSC). In April and May 2019, Idaho Power received orders from the IPUC, OPUC, and WPSC authorizing the company to issue and sell from time to time of up to $500 million in aggregate principal amount of debt securities and first mortgage bonds, subject to conditions specified in the orders. Authority from the IPUC is effective through May 31, 2022, subject to extension upon request to the IPUC. The OPUC’s and WPSC’s orders do not impose a time limitation for issuances, but the OPUC order does impose a number of other conditions, including a requirement that the interest rates for the debt securities or first mortgage bonds fall within either (a) designated spreads over comparable U.S. Treasury rates or (b) a maximum interest rate limit of seven percent.

In May 2019, Idaho Power filed a shelf registration statement with the SEC, which became effective upon filing, for the offer and sale of an unspecified principal amount of its first mortgage bonds. The issuance of first mortgage bonds requires that Idaho Power meet interest coverage and security provisions set forth in Idaho Power's Indenture of Mortgage and Deed of Trust, dated as of October 1, 1937, as amended and supplemented from time to time (Indenture). Future issuances of first mortgage bonds are subject to satisfaction of covenants and security provisions set forth in the Indenture, market conditions, regulatory authorizations, and covenants contained in other financing agreements.

The Indenture limits the amount of first mortgage bonds at any one time outstanding to $2.5 billion, and as a result, the maximum amount of additional first mortgage bonds Idaho Power could issue as of June 30, 2019 was limited to approximately $669 million. Separately, the Indenture also limits the amount of additional first mortgage bonds that Idaho Power may issue to the sum of (a) the principal amount of retired first mortgage bonds and (b) 60 percent of total unfunded property additions, as defined in the Indenture. As of June 30, 2019, Idaho Power could issue approximately $1.9 billion of additional first mortgage bonds based on retired first mortgage bonds and total unfunded property additions.

IDACORP and Idaho Power Credit Facilities: In November 2015, IDACORP and Idaho Power entered into Credit Agreements for $100 million and $300 million credit facilities, respectively, replacing prior credit agreements. Each of the credit facilities may be used for general corporate purposes and commercial paper back-up. IDACORP's facility permits borrowings under a revolving line of credit of up to $100 million at any one time outstanding, including swingline loans not to exceed $10 million at any one time and letters of credit not to exceed $50 million at any one time. IDACORP's facility may be increased, subject to specified conditions, to $150 million. Idaho Power's facility permits borrowings through the issuance of loans and standby letters of credit of up to $300 million at any one time outstanding, including swingline loans not to exceed $30 million at any one time and letters of credit not to exceed $100 million at any one time outstanding. Idaho Power's facility may be increased, subject to specified conditions, to $450 million. The credit facilities currently provide for a maturity date of November 4, 2022. Other terms and conditions of the credit facilities are described in the 2018 Annual Report, in Part II, Item 7 - "MD&A - Liquidity and Capital Resources."

Each facility contains a covenant requiring each company to maintain a leverage ratio of consolidated indebtedness to consolidated total capitalization equal to or less than 65 percent as of the end of each fiscal quarter. In determining the leverage ratio, "consolidated indebtedness" broadly includes all indebtedness of the respective borrower and its subsidiaries, including, in some instances, indebtedness evidenced by certain hybrid securities (as defined in the credit agreement). "Consolidated total capitalization" is calculated as the sum of all consolidated indebtedness, consolidated stockholders' equity of the borrower and its subsidiaries, and the aggregate value of outstanding hybrid securities. At June 30, 2019, the leverage ratios for IDACORP and Idaho Power were 43 percent and 45 percent, respectively. IDACORP's and Idaho Power's ability to utilize the credit facilities is conditioned upon their continued compliance with the leverage ratio covenants included in the credit facilities. There are additional covenants, subject to exceptions, that prohibit certain mergers, acquisitions, and investments, restrict the creation of certain liens, and prohibit entering into any agreements restricting dividend payments from any material subsidiary.

At June 30, 2019, IDACORP and Idaho Power believed they were in compliance with all facility covenants. Further, IDACORP and Idaho Power do not believe they will be in violation or breach of their respective debt covenants during 2019.

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

Available Short-Term Borrowing Liquidity

The table below outlines available short-term borrowing liquidity as of the dates specified (in thousands).

	June 30, 2019		December 31, 2018
	IDACORP(2)	Idaho Power	IDACORP(2)	Idaho Power
Revolving credit facility	$100,000	$300,000	$100,000	$300,000
Commercial paper outstanding	—	—	—	—
Identified for other use(1)	—	(24,245)	—	(24,245)
Net balance available	$100,000	$275,755	$100,000	$275,755
(1) Port of Morrow and American Falls bonds that Idaho Power could be required to purchase prior to maturity under the optional or mandatory purchase provisions of the bonds, if the remarketing agent for the bonds is unable to sell the bonds to third parties.
(2) Holding company only.

At July 26, 2019, IDACORP had no loans outstanding under its credit facilities and had no commercial paper outstanding. Idaho Power had no loans outstanding under its credit facilities and no commercial paper outstanding. During the three and six months ended June 30, 2019, IDACORP and Idaho Power borrowed no short-term commercial paper.

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

Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties. As of June 30, 2019, Idaho Power had posted $1.8 million performance assurance collateral related to these contracts. Should Idaho Power experience a reduction in its credit rating on its unsecured debt to below investment grade, Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral, and counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions. Based upon Idaho Power’s current energy and fuel portfolio and market conditions as of June 30, 2019, the amount of additional collateral that could be requested upon a downgrade to below investment grade is approximately $5.4 million. To minimize capital requirements, Idaho Power actively monitors its portfolio exposure and the potential exposure to additional requests for performance assurance collateral through sensitivity analysis.

Capital Requirements

Idaho Power's construction expenditures, excluding AFUDC, were $125 million during the six months ended June 30, 2019. The cash expenditure amount excludes net costs of removing assets from service. The table below presents Idaho Power's estimated accrual-basis expenditures for construction for 2019 (including amounts incurred to-date) through 2023 (in millions of dollars). The amounts in the table exclude AFUDC but include net costs of removing assets from service that Idaho Power expects would be eligible to include in rate base in future rate case proceedings. However, given the uncertainty associated with the timing of infrastructure projects and associated expenditures, actual expenditures and their timing could deviate substantially from those set forth in the table.

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

Approximately $103 million, including AFUDC, has been expended on the Boardman-to-Hemingway project through June 30, 2019. Pursuant to the terms of the joint funding arrangements, Idaho Power has received $71 million as of June 30, 2019, from project co-participants for their share of costs. As of the date of this report, no material co-participant reimbursements are outstanding. Joint permitting participants are obligated to reimburse Idaho Power for their share of any future project permitting expenditures incurred by Idaho Power.

The permitting phase of the Boardman-to-Hemingway project is subject to federal review and approval by the U.S. Bureau of Land Management (BLM), the U.S. Forest Service, the Department of the Navy, and certain other federal agencies. The BLM issued its record of decision for the project in November 2017, approving a right-of-way grant for the project to cross approximately 86 miles of BLM-administered land. The U.S. Forest Service issued its record of decision in November 2018 authorizing the project to cross approximately 7 miles of National Forest lands. Idaho Power also expects the Department of the Navy to issue its decision on whether to approve the project to cross approximately 7 miles of Department of the Navy lands in 2019. In the separate Oregon state permitting process, in May 2019, the Oregon Department of Energy issued a Draft Proposed Order that recommends approval of the project to the state's Energy Facility Siting Council. The Oregon Department of Energy is expected to issue a Proposed Order in late 2019 or early 2020. Given the status of ongoing permitting activities and the construction period, Idaho Power expects the in-service date for the transmission line to be in 2026 or beyond.

Gateway West Transmission Line: Idaho Power and PacifiCorp are pursuing the joint development of the Gateway West project, a 500-kV transmission project between a station located near Douglas, Wyoming and the Hemingway station located near Boise, Idaho. In January 2012, Idaho Power and PacifiCorp entered a joint funding agreement for permitting of the project. Idaho Power has expended approximately $40 million, including Idaho Power's AFUDC, for its share of the permitting phase of the project through June 30, 2019. As of the date of this report, Idaho Power estimates the total cost for its share of the project (including both permitting and construction) to be between $250 million and $450 million, including AFUDC. Idaho Power and PacifiCorp continue to coordinate the timing of next steps to best meet customer and system needs.

Defined Benefit Pension Plan Contributions

Idaho Power has no minimum contribution requirement to its defined benefit pension plan in 2019; however, after evaluating market conditions and expected 2019 cash flows, Idaho Power contributed $10 million to the plan during the first six months of

2019. Idaho Power expects it will contribute up to a total of $40 million to the pension plan during 2019. Idaho Power's contributions are made in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions and to mitigate the cost of being in an underfunded position. The primary impact of pension contributions is on the timing of cash flows, as the timing of cost recovery lags behind contributions.

Contractual Obligations

During the six months ended June 30, 2019, IDACORP's and Idaho Power's contractual obligations, outside the ordinary course of business, did not change materially from the amounts disclosed in the 2018 Annual Report, except that Idaho Power entered into four new replacement contracts for expiring power purchase agreements with hydropower PURPA-qualifying facilities and one new agreement with a solar PURPA-qualifying facility, which increased Idaho Power's contractual purchase obligations by approximately $24 million over the 20-year terms of the contracts. Also, in March 2019, Idaho Power signed a 20-year power purchase agreement, subject to final regulatory approval, to purchase the output from a 120 MW solar facility proposed to be constructed by a third party. The agreement would increase contractual obligations by $136 million over the 20-year term.

Off-Balance Sheet Arrangements

IDACORP's and Idaho Power's off-balance sheet arrangements have not changed materially from those reported in MD&A in the 2018 Annual Report.

REGULATORY MATTERS

Introduction

Idaho Power's development of regulatory filings takes into consideration short-term and long-term needs for rate relief and involves several factors that can affect the timing of these filings. These factors include, among others, the in-service dates of major capital investments, the timing and magnitude of changes in major revenue and expense items, and customer growth rates. Idaho Power's most recent general rate cases in Idaho and Oregon were filed during 2011, and Idaho Power filed large single-issue rate cases for the Langley Gulch power plant in Idaho and Oregon in 2012. These significant rate cases resulted in the resetting of base rates in both Idaho and Oregon during 2012. Idaho Power also reset its base-rate power supply expenses in the Idaho jurisdiction for purposes of updating the collection of costs through retail rates in 2014 but without a resulting net increase in rates. The IPUC and OPUC have also approved smaller base rate changes in single issue cases subsequent to 2014. Between general rate cases, Idaho Power relies upon customer growth, a fixed cost adjustment mechanism, power cost adjustment mechanisms, tariff riders, and other mechanisms to mitigate the impact of regulatory lag, which refers to the period of time between making an investment or incurring an expense and recovering that investment or expense and earning a return. Management's regulatory focus in recent years has been largely on regulatory settlement stipulations and the design of rate mechanisms. Idaho Power continues to assess the need and timing of filing a general rate case in its two retail jurisdictions, based on its consideration of factors such as those described above, but does not anticipate filing a general rate case in the next twelve months.

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

Notable Rate Changes During 2019

During 2019, Idaho Power received orders authorizing the rate changes summarized in the table below.

Description	Status	Estimated Rate Impact(1)	Notes
Power Cost Adjustment Mechanism - Idaho	New PCA rate became effective June 1, 2019	$50.1 million PCA decrease for the period from June 1, 2019 to May 31, 2020
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

Fixed Cost Adjustment Mechanism - Idaho	New FCA rate became effective June 1, 2019	$19.2 million FCA increase for the period from June 1, 2019 to May 31, 2020
The FCA is designed to remove a portion of Idaho Power’s financial disincentive to invest in energy efficiency programs by partially separating (or decoupling) the recovery of fixed costs from the volumetric kilowatt-hour charge and instead linking it to a set amount per customer.

Valmy Plant Agreement - Idaho	New base rate became effective June 1, 2019	$1.2 million annual increase
In February 2019, Idaho Power reached an agreement with NV Energy that facilitates the planned end of Idaho Power's participation in coal-fired operations at units 1 and 2 of its jointly-owned North Valmy coal-fired power plant (Valmy Plant) in 2019 and 2025, respectively. In May 2019, the IPUC issued an order approving the Valmy Plant agreement and allowing Idaho Power to recover through customer rates the $1.2 million incremental annual levelized revenue requirement associated with required Valmy Plant investments and other exit costs.

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

Based on its estimate of full-year 2019 Idaho ROE, in both the second quarter and first six months of 2019, Idaho Power recorded no additional ADITC amortization or provision against current revenues for sharing of earnings with customers for 2019 under the October 2014 Idaho Earnings Support and Sharing Settlement Stipulation. During the second quarter of 2018, Idaho Power reversed the $0.5 million of additional ADITC amortization recorded during the first quarter of 2018, as actual financial results exceeded Idaho Power's early estimates.

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

The table that follows summarizes the change in deferred (accrued) net power supply costs during the six months ended June 30, 2019 (in millions).

	Idaho	Oregon	Total
Deferred (accrued) net power supply costs at December 31, 2018	$(42.1)	$(0.2)	$(42.3)
Current period net power supply costs accrued	(55.5)	(0.3)	(55.8)
Revenue sharing	(5.2)	—	(5.2)
Western EIM cost recovery to be collected through Idaho PCA	1.6	—	1.6
Prior amounts refunded through rates	15.1	0.1	15.2
SO2 allowance and renewable energy certificate sales	(3.9)	(0.2)	(4.1)
Interest and other	(0.6)	—	(0.6)
Deferred (accrued) net power supply costs at June 30, 2019	$(90.6)	$(0.6)	$(91.2)

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

Open Access Transmission Tariff Draft Posting

Idaho Power uses a formula rate for transmission service provided under its OATT, which allows transmission rates to be updated annually based primarily on financial and operational data Idaho Power files with the FERC. In May 2019, Idaho Power publicly posted its 2019 draft transmission rate, reflecting a transmission rate of $27.32 per "kW-year," to be effective for the period from October 1, 2019 to September 30, 2020. A "kW-year" is a unit of electrical capacity equivalent to 1 kilowatt of power used for 8,760 hours. Idaho Power's draft rate was based on a net annual transmission revenue requirement of $107.0 million. The existing OATT rate in effect from October 1, 2018 to September 30, 2019, is $31.26 per kW-year based on a net annual transmission revenue requirement of $123.1 million. The decrease in the OATT rate is largely attributable to federal tax reform and increased short-term firm and non-firm transmission revenues in 2018, which serve as an offset to the transmission revenue requirement.

2019 Integrated Resource Plan

Idaho Power filed its most recent IRP with the IPUC and OPUC in June 2019. The 2019 IRP assumes a forecasted annual growth in average energy demand of 1.0 percent and a forecasted annual growth in peak-hour demand of 1.2 percent over the 20-year period. The 2019 IRP identified a preferred resource portfolio and action plan, which includes the completion of the Boardman-to-Hemingway transmission line by 2026, the end to Idaho Power's participation in coal-fired operations at the Valmy Plant units 1 and 2 in 2019 and 2025, respectively, and the early retirement of two Jim Bridger units in 2022 and 2026, respectively, and the acquisition of two solar resources in 2022 and 2023, respectively. However, as noted in the 2019 IRP, there is considerable uncertainty surrounding the resource sufficiency estimates and project completion dates, including uncertainty around the timing and extent of third party development of renewable resources, fuel commodity prices, the actual completion date of the Boardman-to-Hemingway transmission project, and the economics and logistics of plant retirements. These uncertainties, as well as others, could result in changes to the desirability of the preferred portfolio and adjustments to the timing and nature of anticipated and actual actions.
The 2019 IRP was Idaho Power's first IRP to use a long-term capacity expansion modeling system to identify economic resource portfolios under a range of future system conditions. This model simulates the entire western interconnection system to find an optimized western-interconnection resource portfolio. Subsequent to filing the 2019 IRP, Idaho Power identified that the optimization method used by the modeling software did not also model an optimized Idaho Power-specific system. Idaho Power is conducting further analysis and simulations on resource optimization based on an Idaho Power-specific system and expects to supplement the currently filed 2019 IRP with additional information and modeling results by the end of October 2019. If Idaho Power identifies significant differences in the results associated with additional modeling, it could modify the preferred resource portfolio identified in the 2019 IRP, which could alter the anticipated timing of plant additions and retirements.

Renewable and Other Energy Contracts

Idaho Power has contracts for the purchase of electricity produced by third-party owned generation facilities, most of which produce energy with the use of renewable generation sources such as wind, solar, biomass, small hydropower and geothermal. The majority of these contracts are entered into as mandatory purchases under PURPA. As of June 30, 2019, Idaho Power had contracts to purchase energy from 127 on-line PURPA projects. An additional three contracts are with on-line non-PURPA projects, including the Elkhorn Valley wind project with a 101-MW nameplate capacity.

The following table sets forth, as of June 30, 2019, the resource type and nameplate capacity of Idaho Power's signed agreements for power purchases from PURPA and non-PURPA generating facilities. These agreements have original contract terms ranging from one to 35 years.

Resource Type	On-line megawatts (MW)	Under Contract but not yet On-line (MW)	Total Projects under Contract (MW)
PURPA:
Wind	627	—	627
Solar	290	30	320
Hydropower	147	2	149
Other	56	—	56
Total	1,120	32	1,152
Non-PURPA:
Wind	101	—	101
Geothermal	35	—	35
Solar	—	120	120
Total	136	120	256

The projects not yet on-line include one hydropower PURPA project and five solar PURPA projects that are scheduled to be on-line in 2019 and one solar PURPA project scheduled to be online in 2022. The non-PURPA solar project, subject to approval of the purchase agreement by the IPUC, is scheduled to be on-line in 2022.

Customer-Owned Generation Filings

In July 2017, Idaho Power filed an application with the IPUC related to residential and small commercial customers who install their own on-site generation, seeking the creation of two new classes of customers, with no request to change pricing or compensation. In May 2018, the IPUC issued an order authorizing the creation of the new customer classes. In that order, the IPUC also stated its intent to open an Idaho Power-specific docket to comprehensively study on-site generation and ordered Idaho Power to file a study with the IPUC exploring fixed-cost recovery prior to its next general rate case. In September 2018, the IPUC issued an order requiring further investigation to resolve eligibility issues for the new customer classes. In October 2018, Idaho Power filed petitions requesting that the IPUC open two new cases to study fixed-cost recovery, and the costs and benefits of and the proper rate design for on-site generation, respectively. In April 2019, Idaho Power filed an application with the IPUC requesting that the IPUC initiate a proceeding to explore modifications, for implementation by January 1, 2020, to the compensation structure and excess energy value applied to rates for large commercial, industrial, and irrigation customers who install their own on-site generation. In April 2019, the IPUC issued an order acknowledging Idaho Power's application and setting forth procedures for the case to be processed.

Relicensing of Hydropower Projects

In connection with Idaho Power's efforts to relicense the HCC, Idaho Power's largest hydropower complex and a major relicensing effort, as described in more detail in the 2018 Annual Report in Part II, Item 7 - "Regulatory Matters," Idaho Power filed water quality certification applications, required under Section 401 of the Clean Water Act (CWA), with the states of Idaho and Oregon requesting that each state certify that any discharges from the project comply with applicable state water quality standards. Idaho Power has been working with the states to identify measures that will provide reasonable assurance that discharges from the HCC will adequately address applicable water quality standards.

In April 2019, the states of Idaho and Oregon, along with Idaho Power, reached a settlement pertaining to the CWA Section 401 certification that requires Idaho Power to increase the number of Chinook salmon it releases each year through expanded hatchery production. Additionally, Idaho Power is required to fund a total of $12 million of research and water quality improvements in the HCC, over a 20-year period following the issuance of the license. These measures are in exchange for Oregon removing the fish passage requirement from the Oregon Section 401 certification for at least the first 20 years after final license issuance. Idaho Power estimates that the combined cost of the mandated water quality improvements and expanded hatchery production is $20 million over the first 20 years of the new license term. In May 2019, Oregon and Idaho issued final CWA Section 401 certifications. These certifications have been submitted to the FERC as part of the relicensing process. In July 2019, several third-parties filed lawsuits against the Oregon Department of Environmental Quality in Oregon state court challenging the Oregon CWA Section 401 certification based on fish passage, water temperature, and mercury issues associated with the Snake River and HCC. No parties challenged the Idaho CWA 401 certification by the applicable deadline. Idaho Power continues to expect the FERC to issue an HCC license no earlier than 2022.

Costs for the relicensing of Idaho Power's hydropower projects are recorded in construction work in progress until new multi-year licenses are issued by the FERC, at which time the charges are transferred to electric plant in service. Idaho Power expects to seek timely recovery of relicensing costs and costs related to a new long-term license through the ratemaking process. Relicensing costs of $311 million (including AFUDC) for the HCC were included in construction work in progress at June 30, 2019. As of the date of this report, the IPUC authorizes Idaho Power to include in its Idaho jurisdiction rates $8.8 million of AFUDC annually relating to the HCC relicensing project. Collecting these amounts currently will reduce future collections when HCC relicensing costs are approved for recovery in base rates. As of June 30, 2019, Idaho Power's regulatory liability for collection of AFUDC relating to the HCC was approximately $143 million.

When the FERC issues a new long-term license, Idaho Power will begin operating under the requirements contained in the new license. Idaho Power expects those requirements to increase both other O&M expenditures and capital expenditures. Because Idaho Power is uncertain when the FERC will issue a new license, it has not included the expected capital expenditure increases in the “Capital Requirements” section of “Liquidity and Capital Resources” of this MD&A. As Idaho and Oregon issued final Section 401 certifications in May 2019, Idaho Power is updating its capital expenditure forecasts and expects to begin including the estimated capital expenditure increases in its disclosures as it refines the estimates in future periods. Idaho Power is unable to predict the exact timing of issuance of a new license for the HCC, or the ultimate financial or operational requirements of a new license.

ENVIRONMENTAL MATTERS

Overview

Idaho Power is subject to a broad range of federal, state, regional, and local laws and regulations designed to protect, restore, and enhance the environment, including the Affordable Clean Energy (ACE) rule and other Clean Air Act (CAA) requirements, the CWA, the Resource Conservation and Recovery Act, the Toxic Substances Control Act, the Comprehensive Environmental Response, Compensation and Liability Act, and the Endangered Species Act, among other laws. These laws are administered by a number of federal, state, and local agencies. In addition to imposing continuing compliance obligations and associated costs, these laws and regulations provide authority to regulators to levy substantial penalties for noncompliance, injunctive relief, and other sanctions. Idaho Power's three coal-fired power plants and three natural gas-fired combustion turbine power plants are subject to many of these regulations. Idaho Power's 17 hydropower projects are also subject to a number of water discharge standards and other environmental requirements.

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

Idaho Power has analyzed the WOTUS Rule and expects that, even if the WOTUS Rule is reinstated in Idaho and should the revised definition take effect in Idaho, while it may cause Idaho Power to incur additional permitting, regulatory requirements, and other costs associated with the rule, the aggregate amount of increased costs is unlikely to have a material adverse effect on Idaho Power's operations or financial condition, in part due to the relatively arid climate of Idaho Power's service area. Similarly, because the CWA, as interpreted even prior to the WOTUS Rule, applies to most of Idaho Power's facilities, including its hydropower plants, Idaho Power does not expect this proposal to have a material impact on Idaho Power's operations or financial condition.

Clean Power Plan Repealed; Affordable Clean Energy Rule Adopted: In June 2014, the EPA released, under Section 111(d) of the CAA, a proposed rule for addressing GHG from existing fossil fuel-fired electric generating units (EGUs). The proposed rule was intended to achieve a 30 percent reduction in CO2 emissions from the power sector by 2030. In August 2015, the EPA released the final rule under Section 111(d) of the CAA, referred to as the Clean Power Plan (CPP), which required states to adopt plans to collectively reduce 2005 levels of power sector CO2 emissions by 32 percent by the year 2030. On June 19, 2019, the EPA released the ACE rule to replace the CPP under Section 111(d) of the CAA for existing electric utility generating units. The new rule provides states with new emissions guidelines that inform the state development of standards of performance to reduce CO2 emissions from existing generation facilities and is limited to reduction and compliance measures that occur at the physical location of each plant, removing the proposal to require reductions outside the boundaries of plants. The ACE rule also provides for more state-specific control over implementation of the rule to address greenhouse gas emissions from existing coal-fired power plants, with a focus on state evaluation of improvement potential, technical feasibility, applicability, and remaining useful life of each unit. States are required to submit their compliance plans to the EPA by July 2022.

Because the rule is premised on state implementation plans, the terms of which Idaho Power does not control, as of the date of this report, Idaho Power is uncertain whether and to what extent the ACE rule may impact its operations in the near term. Idaho Power's preliminary review of the rule indicates that it may not have substantial impacts on Idaho Power's operation of existing thermal generation units due to its planned retirements and other planned upgrades at each generating facility.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IDACORP is exposed to market risks, including changes in interest rates, changes in commodity prices, credit risk, and equity price risk. The following discussion summarizes material changes in these risks since December 31, 2018, and the financial instruments, derivative instruments, and derivative commodity instruments sensitive to changes in interest rates, commodity prices, and equity prices that were held at June 30, 2019. IDACORP has not entered into any of these market-risk-sensitive instruments for trading purposes.

Interest Rate Risk

IDACORP manages interest expense and short- and long-term liquidity through a combination of fixed rate and variable rate debt. Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly-rated financial institutions may be used to achieve the desired combination.

Variable Rate Debt: As of June 30, 2019, IDACORP had no net floating rate debt, as the carrying value of short-term investments exceeded the carrying value of outstanding variable-rate debt.

Fixed Rate Debt: As of June 30, 2019, IDACORP had $1.8 billion in fixed rate debt, with a fair market value of approximately $2.0 billion. These instruments are fixed rate and, therefore, do not expose the companies to a loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $301 million if market interest rates were to decline by one percentage point from their June 30, 2019 levels.

Commodity Price Risk

IDACORP's exposure to changes in commodity prices is related to Idaho Power's ongoing utility operations that produce electricity to meet the demand of its retail electric customers. These changes in commodity prices are mitigated in large part by Idaho Power's Idaho and Oregon power cost adjustment mechanisms. To supplement its generation resources and balance its supply of power with the demand of its retail customers, Idaho Power participates in the wholesale marketplace. IDACORP's commodity price risk as of June 30, 2019, had not changed materially from that reported in Item 7A of IDACORP's Annual Report on Form 10-K for the year ended December 31, 2018 (2018 Annual Report). Information regarding Idaho Power’s use of derivative instruments to manage commodity price risk can be found in Note 10 - "Derivative Financial Instruments" to the condensed consolidated financial statements included in this report.

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

The use of performance assurance collateral in the form of cash, letters of credit, or guarantees is common industry practice. Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties. As of June 30, 2019, Idaho Power had posted $1.8 million performance assurance collateral related to these contracts. Should Idaho Power experience a reduction in its credit rating on Idaho Power's unsecured debt to below investment grade Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral. Counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions. Based upon Idaho Power's energy and fuel portfolio and market conditions as of June 30, 2019, the amount of collateral that could be requested upon a downgrade to below investment grade was approximately $5.4 million. To minimize capital requirements, Idaho Power actively monitors the portfolio exposure and the potential exposure to additional requests for performance assurance collateral calls through sensitivity analysis.

IDACORP's credit risk related to uncollectible accounts, net of amounts reserved, as of June 30, 2019, had not changed materially from that reported in Item 7A of the 2018 Annual Report. Additional information regarding Idaho Power’s management of credit risk and credit contingent features can be found in Note 10 - "Derivative Financial Instruments" to the condensed consolidated financial statements included in this report.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

IDACORP: The Chief Executive Officer and the Chief Financial Officer of IDACORP, based on their evaluation of IDACORP’s disclosure controls and procedures (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (Exchange Act)) as of June 30, 2019, have concluded that IDACORP’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective as of that date.

Idaho Power: The Chief Executive Officer and the Chief Financial Officer of Idaho Power, based on their evaluation of Idaho Power’s disclosure controls and procedures (pursuant to Rule 13a-15(b) of the Exchange Act) as of June 30, 2019, have concluded that Idaho Power’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective as of that date.

Changes in Internal Control over Financial Reporting

There have been no changes in IDACORP's or Idaho Power's internal control over financial reporting during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, IDACORP's or Idaho Power's internal control over financial reporting.

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

Issuer Purchases of Equity Securities

IDACORP did not repurchase any shares of its common stock during the quarter ended June 30, 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 of this report, which is incorporated herein by reference.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed or furnished, as applicable, with the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019:

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith

15.1	Letter Re: Unaudited Interim Financial Information					X
15.2	Letter Re: Unaudited Interim Financial Information					X
31.1	Certification of IDACORP, Inc. Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of IDACORP, Inc. Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.3	Certification of Idaho Power Company Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.4	Certification of Idaho Power Company Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of IDACORP, Inc. Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of IDACORP, Inc. Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.3	Certification of Idaho Power Company Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.4	Certification of Idaho Power Company Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
95.1	Mine Safety Disclosures					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

IDACORP, INC.
(Registrant)

Date:	August 1, 2019	By:	/s/ Darrel T. Anderson
Darrel T. Anderson
President and Chief Executive Officer

Date:	August 1, 2019	By:	/s/ Steven R. Keen
Steven R. Keen
Senior Vice President, Chief Financial
Officer, and Treasurer

IDAHO POWER COMPANY
(Registrant)

Date:	August 1, 2019	By:	/s/ Darrel T. Anderson
Darrel T. Anderson
President and Chief Executive Officer

Date:	August 1, 2019	By:	/s/ Steven R. Keen
Steven R. Keen
Senior Vice President, Chief Financial
Officer, and Treasurer