Form 10-Q
period 2019-09-30
IDACORP INC; IDAHO POWER CO
filed 2019-10-31
CIK 1057877, 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from __________ to __________
	Exact name of registrants as specified	I.R.S. Employer
Commission File	in their charters, address of principal	Identification
Number	executive offices, zip code and telephone number	Number
1-14465	IDACORP, Inc.	82-0505802
1-3198	Idaho Power Company	82-0130980

1221 W. Idaho Street
Boise,	Idaho	83702-5627
(208)	388-2200

State of Incorporation:	Idaho

None
Former name, former address and former fiscal year, if changed since last report.

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	IDA	New York Stock Exchange

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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).
IDACORP, Inc.: Yes ☐ No X       Idaho Power Company: Yes ☐ No X

Number of shares of common stock outstanding as of October 25, 2019:
IDACORP, Inc.:        50,397,376
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

COMMONLY USED TERMS

The following select abbreviations, terms, or acronyms are commonly used or found in multiple locations in this report:

2018 Annual Report	-	IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2018
ADITC	-	Accumulated Deferred Investment Tax Credits
AFUDC	-	Allowance for Funds Used During Construction
AOCI	-	Accumulated Other Comprehensive Income
ASU	-	Accounting Standards Update
BCC	-	Bridger Coal Company, a joint venture of IERCo
BLM	-	U.S. Bureau of Land Management
CWA	-	Clean Water Act
FASB	-	Financial Accounting Standards Board
FCA	-	Fixed Cost Adjustment
FERC	-	Federal Energy Regulatory Commission
FPA	-	Federal Power Act
HCC	-	Hells Canyon Complex
IDACORP	-	IDACORP, Inc., an Idaho corporation
Idaho Power	-	Idaho Power Company, an Idaho corporation
Idaho ROE	-	Idaho-jurisdiction return on year-end equity
Ida-West	-	Ida-West Energy, a subsidiary of IDACORP, Inc.
IERCo	-	Idaho Energy Resources Co., a subsidiary of Idaho Power Company
IFS	-	IDACORP Financial Services, a subsidiary of IDACORP, Inc.
IPUC	-	Idaho Public Utilities Commission
IRP	-	Integrated Resource Plan
Jim Bridger plant	-	Jim Bridger generating plant
MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MW	-	Megawatt
MWh	-	Megawatt-hour
O&M	-	Operations and Maintenance
OATT	-	Open Access Transmission Tariff
OPUC	-	Public Utility Commission of Oregon
PCA	-	Idaho-Jurisdiction Power Cost Adjustment
PURPA	-	Public Utility Regulatory Policies Act of 1978
SEC	-	U.S. Securities and Exchange Commission
SMSP	-	Security Plan for Senior Management Employees
Valmy Plant	-	North Valmy coal-fired power plant
WDEQ	-	Wyoming Department of Environmental Quality
Western EIM	-	Energy imbalance market implemented in the western United States
WPSC	-	Wyoming Public Service Commission

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

IDACORP, Inc.
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Operating Revenues:
Electric utility revenues	$385,028	$407,355	$1,050,574	$1,055,515
Other	1,292	1,446	2,961	3,345
Total operating revenues	386,320	408,801	1,053,535	1,058,860

Operating Expenses:
Electric utility:
Purchased power	93,618	92,393	214,512	217,301
Fuel expense	46,881	53,623	119,577	102,873
Power cost adjustment	(16,412)	(5,075)	25,935	40,427
Other operations and maintenance	87,151	91,563	263,064	270,075
Energy efficiency programs	8,438	9,309	30,008	25,708
Depreciation	42,601	41,668	126,006	123,084
Taxes other than income taxes	8,827	8,911	27,064	27,306
Total electric utility expenses	271,104	292,392	806,166	806,774
Other	1,060	1,176	3,313	3,430
Total operating expenses	272,164	293,568	809,479	810,204

Operating Income	114,156	115,233	244,056	248,656

Allowance for Equity Funds Used During Construction	6,803	6,047	19,857	18,065

Earnings of Unconsolidated Equity-Method Investments	4,166	6,665	9,545	12,218

Other Income, Net	1,825	350	4,999	199

Interest Expense:
Interest on long-term debt	20,489	21,153	62,799	63,252
Other interest	3,748	3,189	10,886	8,310
Allowance for borrowed funds used during construction	(2,666)	(2,506)	(7,989)	(7,584)
Total interest expense, net	21,571	21,836	65,696	63,978

Income Before Income Taxes	105,379	106,459	212,761	215,160

Income Tax Expense	15,161	3,868	26,506	13,866

Net Income	90,218	102,591	186,255	201,294
Income attributable to noncontrolling interests	(342)	(360)	(537)	(633)
Net Income Attributable to IDACORP, Inc.	$89,876	$102,231	$185,718	$200,661
Weighted Average Common Shares Outstanding - Basic	50,499	50,434	50,502	50,431
Weighted Average Common Shares Outstanding - Diluted	50,558	50,565	50,528	50,503
Earnings Per Share of Common Stock:
Earnings Attributable to IDACORP, Inc. - Basic	$1.78	$2.03	$3.68	$3.98
Earnings Attributable to IDACORP, Inc. - Diluted	$1.78	$2.02	$3.68	$3.97

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)

Net Income	$90,218	$102,591	$186,255	$201,294
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $170, $250, $508, and $750, respectively	488	721	1,464	2,164
Total Comprehensive Income	90,706	103,312	187,719	203,458
Income attributable to noncontrolling interests	(342)	(360)	(537)	(633)
Comprehensive Income Attributable to IDACORP, Inc.	$90,364	$102,952	$187,182	$202,825

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2019	December 31, 2018
	(in thousands)
Assets

Current Assets:
Cash and cash equivalents	$260,571	$267,492
Receivables:
Customer (net of allowance of $1,413 and $1,725, respectively)	99,143	77,178
Other (net of allowance of $319 and $264, respectively)	15,220	7,476
Income taxes receivable	—	4,356
Accrued unbilled revenues	52,926	69,318
Materials and supplies (at average cost)	57,513	54,987
Fuel stock (at average cost)	59,913	47,979
Prepayments	14,152	16,492
Current regulatory assets	43,811	48,707
Other	916	3,655
Total current assets	604,165	597,640
Investments	89,808	101,178
Property, Plant and Equipment:
Utility plant in service	6,206,105	6,103,856
Accumulated provision for depreciation	(2,284,787)	(2,210,781)
Utility plant in service - net	3,921,318	3,893,075
Construction work in progress	533,424	480,259
Utility plant held for future use	4,689	4,751
Other property, net of accumulated depreciation	17,315	17,650
Property, plant and equipment - net	4,476,746	4,395,735
Other Assets:
Company-owned life insurance	58,790	59,852
Regulatory assets	1,210,924	1,165,467
Other	61,886	62,882
Total other assets	1,331,600	1,288,201
Total	$6,502,319	$6,382,754

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2019	December 31, 2018
	(in thousands)
Liabilities and Equity

Current Liabilities:
Accounts payable	$84,287	$110,824
Taxes accrued	53,253	12,009
Interest accrued	20,663	23,622
Accrued compensation	43,659	55,121
Current regulatory liabilities	44,890	25,883
Advances from customers	31,342	20,037
Other	12,988	11,096
Total current liabilities	291,082	258,592
Other Liabilities:
Deferred income taxes	678,774	699,878
Regulatory liabilities	770,034	738,994
Pension and other postretirement benefits	410,799	431,475
Other	45,126	43,216
Total other liabilities	1,904,733	1,913,563
Long-Term Debt	1,836,395	1,834,788
Commitments and Contingencies
Equity:
IDACORP, Inc. shareholders’ equity:
Common stock, no par value (120,000 shares authorized; 50,420 shares issued)	866,131	863,593
Retained earnings	1,621,342	1,531,543
Accumulated other comprehensive loss	(21,380)	(22,844)
Treasury stock (23 shares and 27 shares, respectively, at cost)	(1,972)	(1,932)
Total IDACORP, Inc. shareholders’ equity	2,464,121	2,370,360
Noncontrolling interests	5,988	5,451
Total equity	2,470,109	2,375,811
Total	$6,502,319	$6,382,754

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
	2019	2018
	(in thousands)
Operating Activities:
Net income	$186,255	$201,294
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	129,393	125,966
Deferred income taxes and investment tax credits	(7,399)	(19,497)
Changes in regulatory assets and liabilities	22,549	51,173
Pension and postretirement benefit plan expense	20,857	21,033
Contributions to pension and postretirement benefit plans	(46,001)	(45,236)
Earnings of equity-method investments	(9,545)	(12,218)
Distributions from equity-method investments	19,000	21,750
Allowance for equity funds used during construction	(19,857)	(18,065)
Other non-cash adjustments to net income, net	5,785	6,866
Change in:
Accounts receivable	(24,798)	(12,976)
Accounts payable and other accrued liabilities	(31,645)	(6,497)
Taxes accrued/receivable	45,600	44,869
Other current assets	3,618	12,616
Other current liabilities	(3,941)	1,619
Other assets	(3,477)	(5,504)
Other liabilities	621	(1,250)
Net cash provided by operating activities	287,015	365,943
Investing Activities:
Additions to property, plant and equipment	(198,871)	(197,975)
Payments received from transmission project joint funding partners	1,709	21,046
Proceeds from the sale of emission allowances and renewable energy certificates	4,049	2,562
Investments in affordable housing	(2,687)	—
Purchase of equity securities	(682)	(1,172)
Proceeds from the sale of equity securities	3,827	3,772
Other	72	1,288
Net cash used in investing activities	(192,583)	(170,479)
Financing Activities:
Issuance of long-term debt	166,100	220,000
Retirement of long-term debt	(166,100)	(130,000)
Dividends on common stock	(95,871)	(89,674)
Acquisition of treasury stock	(4,120)	(3,614)
Make-whole premium on retirement of long-term debt	—	(4,607)
Debt issuance costs and other	(1,362)	(2,968)
Net cash used in financing activities	(101,353)	(10,863)
Net (decrease) increase in cash and cash equivalents	(6,921)	184,601
Cash and cash equivalents at beginning of the period	267,492	76,649
Cash and cash equivalents at end of the period	$260,571	$261,250
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$5,225	$—
Interest (net of amount capitalized)	65,835	61,832
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$23,214	$22,715

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Common Stock
Balance at beginning of period	$864,266	$859,652	$863,593	$857,207
Share-based compensation expense	1,877	1,900	6,543	7,311
Treasury shares issued	(33)	(61)	(4,080)	(3,068)
Other	21	24	75	65
Balance at end of period	866,131	861,515	866,131	861,515
Retained Earnings
Balance at beginning of period	1,563,399	1,465,009	1,531,543	1,426,528
Net income attributable to IDACORP, Inc.	89,876	102,231	185,718	200,661
Common stock dividends ($0.63, $0.59, $1.89, and $1.77 per share, respectively)	(31,933)	(29,908)	(95,919)	(89,857)
Balance at end of period	1,621,342	1,537,332	1,621,342	1,537,332
Accumulated Other Comprehensive (Loss) Income
Balance at beginning of period	(21,868)	(29,521)	(22,844)	(30,964)
Unfunded pension liability adjustment (net of tax)	488	721	1,464	2,164
Balance at end of period	(21,380)	(28,800)	(21,380)	(28,800)
Treasury Stock
Balance at beginning of period	(1,992)	(1,936)	(1,932)	(1,386)
Issued	33	61	4,080	3,068
Acquired	(13)	(57)	(4,120)	(3,614)
Balance at end of period	(1,972)	(1,932)	(1,972)	(1,932)
Total IDACORP, Inc. shareholders’ equity at end of period	2,464,121	2,368,115	2,464,121	2,368,115
Noncontrolling Interests
Balance at beginning of period	5,646	5,002	5,451	4,729
Net income attributable to noncontrolling interests	342	360	537	633
Balance at end of period	5,988	5,362	5,988	5,362
Total equity at end of period	$2,470,109	$2,373,477	$2,470,109	$2,373,477

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)

Operating Revenues	$385,028	$407,355	$1,050,574	$1,055,515

Operating Expenses:
Operation:
Purchased power	93,618	92,393	214,512	217,301
Fuel expense	46,881	53,623	119,577	102,873
Power cost adjustment	(16,412)	(5,075)	25,935	40,427
Other operations and maintenance	87,151	91,563	263,064	270,075
Energy efficiency programs	8,438	9,309	30,008	25,708
Depreciation	42,601	41,668	126,006	123,084
Taxes other than income taxes	8,827	8,911	27,064	27,306
Total operating expenses	271,104	292,392	806,166	806,774

Income from Operations	113,924	114,963	244,408	248,741

Other Income (Expense):
Allowance for equity funds used during construction	6,803	6,047	19,857	18,065
Earnings of unconsolidated equity-method investments	3,100	5,564	7,365	10,390
Other income (expense), net	770	(398)	1,858	(1,917)
Total other income	10,673	11,213	29,080	26,538

Interest Charges:
Interest on long-term debt	20,489	21,153	62,799	63,252
Other interest	3,741	3,174	10,847	8,268
Allowance for borrowed funds used during construction	(2,666)	(2,506)	(7,989)	(7,584)
Total interest charges	21,564	21,821	65,657	63,936

Income Before Income Taxes	103,033	104,355	207,831	211,343

Income Tax Expense	15,054	4,161	27,091	14,656

Net Income	$87,979	$100,194	$180,740	$196,687

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)

Net Income	$87,979	$100,194	$180,740	$196,687
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $170, $250, $508, and $750, respectively	488	721	1,464	2,164
Total Comprehensive Income	$88,467	$100,915	$182,204	$198,851

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2019	December 31, 2018
	(in thousands)
Assets

Electric Plant:
In service (at original cost)	$6,206,105	$6,103,856
Accumulated provision for depreciation	(2,284,787)	(2,210,781)
In service - net	3,921,318	3,893,075
Construction work in progress	533,424	480,259
Held for future use	4,689	4,751
Electric plant - net	4,459,431	4,378,085
Investments and Other Property	76,522	90,019
Current Assets:
Cash and cash equivalents	143,491	165,460
Receivables:
Customer (net of allowance of $1,413 and $1,725, respectively)	99,143	77,178
Other (net of allowance of $319 and $264, respectively)	14,903	7,206
Income taxes receivable	—	11,829
Accrued unbilled revenues	52,926	69,318
Materials and supplies (at average cost)	57,513	54,987
Fuel stock (at average cost)	59,913	47,979
Prepayments	14,041	16,374
Current regulatory assets	43,811	48,707
Other	916	3,655
Total current assets	486,657	502,693
Deferred Debits:
Company-owned life insurance	58,790	59,852
Regulatory assets	1,210,924	1,165,467
Other	57,400	58,284
Total deferred debits	1,327,114	1,283,603
Total	$6,349,724	$6,254,400

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2019	December 31, 2018
	(in thousands)
Capitalization and Liabilities

Capitalization:
Common stock equity:
Common stock, $2.50 par value (50,000 shares authorized; 39,151 shares outstanding)	$97,877	$97,877
Premium on capital stock	712,258	712,258
Capital stock expense	(2,097)	(2,097)
Retained earnings	1,494,066	1,409,245
Accumulated other comprehensive loss	(21,380)	(22,844)
Total common stock equity	2,280,724	2,194,439
Long-term debt	1,836,395	1,834,788
Total capitalization	4,117,119	4,029,227
Current Liabilities:
Accounts payable	84,142	110,597
Accounts payable to affiliates	2,158	2,088
Taxes accrued	34,273	11,750
Interest accrued	20,663	23,622
Accrued compensation	43,507	54,910
Current regulatory liabilities	44,890	25,883
Advances from customers	31,342	20,037
Other	12,116	10,198
Total current liabilities	273,091	259,085
Deferred Credits:
Deferred income taxes	734,355	753,239
Regulatory liabilities	770,034	738,994
Pension and other postretirement benefits	410,799	431,475
Other	44,326	42,380
Total deferred credits	1,959,514	1,966,088

Commitments and Contingencies

Total	$6,349,724	$6,254,400

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
	2019	2018
	(in thousands)
Operating Activities:
Net income	$180,740	$196,687
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	128,945	125,516
Deferred income taxes and investment tax credits	(6,911)	(567)
Changes in regulatory assets and liabilities	22,549	51,174
Pension and postretirement benefit plan expense	20,841	21,018
Contributions to pension and postretirement benefit plans	(45,984)	(45,220)
Earnings of equity-method investments	(7,365)	(10,390)
Distributions from equity-method investments	18,150	20,900
Allowance for equity funds used during construction	(19,857)	(18,065)
Other non-cash adjustments to net income, net	(759)	(446)
Change in:
Accounts receivable	(24,760)	(13,089)
Accounts payable	(31,563)	(61,682)
Taxes accrued/receivable	34,351	46,163
Other current assets	3,611	12,609
Other current liabilities	(3,881)	1,627
Other assets	(3,478)	(5,505)
Other liabilities	658	(1,155)
Net cash provided by operating activities	265,287	319,575
Investing Activities:
Additions to utility plant	(198,871)	(197,957)
Payments received from transmission project joint funding partners	1,709	21,046
Proceeds from the sale of emission allowances and renewable energy certificates	4,049	2,562
Purchase of equity securities	(682)	(1,172)
Proceeds from the sale of equity securities	3,827	3,772
Other	(85)	1,182
Net cash used in investing activities	(190,053)	(170,567)
Financing Activities:
Issuance of long-term debt	166,100	220,000
Retirement of long-term debt	(166,100)	(130,000)
Dividends on common stock	(95,919)	(89,857)
Make-whole premium on retirement of long-term debt	—	(4,607)
Debt issuance costs	(1,284)	(2,963)
Net cash used in financing activities	(97,203)	(7,427)
Net (decrease) increase in cash and cash equivalents	(21,969)	141,581
Cash and cash equivalents at beginning of the period	165,460	44,646
Cash and cash equivalents at end of the period	$143,491	$186,227
Supplemental Disclosure of Cash Flow Information:
Cash paid to IDACORP related to income taxes	$16,014	$35,505
Cash paid for interest (net of amount capitalized)	65,796	61,790
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$23,214	$22,715

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

Nature of Business

IDACORP is a holding company formed in 1998 whose principal operating subsidiary is Idaho Power. Idaho Power is an electric utility engaged in the generation, transmission, distribution, sale, and purchase of electric energy and capacity with a service area covering approximately 24,000 square miles in southern Idaho and eastern Oregon. Idaho Power is regulated primarily by the state utility regulatory commissions of Idaho and Oregon and the Federal Energy Regulatory Commission (FERC). Idaho Power is the parent of Idaho Energy Resources Co. (IERCo), a joint venturer in Bridger Coal Company (BCC), which mines and supplies coal to the Jim Bridger generating plant (Jim Bridger plant) owned in part by Idaho Power.

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

Financial Statements

In the opinion of management of IDACORP and Idaho Power, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly each company's consolidated financial position as of September 30, 2019, consolidated results of operations for the three and nine months ended September 30, 2019 and 2018, and consolidated cash flows for the nine months ended September 30, 2019 and 2018. These adjustments are of a normal and recurring nature. These financial statements do not contain the complete detail or note disclosures concerning accounting policies and other matters that would be included in full-year financial statements and should be read in conjunction with the audited consolidated financial statements included in IDACORP’s and Idaho Power’s Annual Report on Form 10-K for the year ended December 31, 2018 (2018 Annual Report). The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. A change in management's estimates or assumptions could have a material impact on IDACORP's or Idaho Power's respective financial condition and results of operations during the period in which such change occurred.

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

Recently Adopted Accounting Pronouncement

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

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to provide financial statement users with more information about expected credit losses on financial instruments and other commitments. The ASU revises the incurred loss impairment methodology to reflect current expected credit losses and requires consideration of a broader range of information to estimate credit losses. The new standard is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. IDACORP and Idaho Power are evaluating the impact of ASU 2016-13 on their respective financial statements, but the companies do not believe the adoption of the new standard will have a material impact on their respective financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,
to provide guidance on implementation costs incurred in a cloud computing arrangement that is a service contract. ASU 2018-15 aligns the recognition of such implementation costs with the accounting for costs incurred to implement an internal-use software solution. However, the balance sheet line item for presentation of capitalized implementation costs for a cloud computing arrangement that is a service contract should be the same as that for the prepayment of fees related to the same arrangement, while capitalized implementation costs for internal-use software solutions are often included in property, plant, and equipment as an intangible asset. The new standard is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. IDACORP and Idaho Power are evaluating the impact of ASU 2018-15 on their respective financial statements, but the companies do not believe the adoption of the new standard will have a material impact on their respective financial statements.

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

Income Tax Expense

The following table provides a summary of income tax expense for the nine months ended September 30, 2019 and 2018 (in thousands):

	IDACORP		Idaho Power
	2019	2018	2019	2018
Income tax at statutory rates (federal and state)	$54,626	$55,219	$53,496	$54,400
First mortgage bond redemption costs	—	(1,261)	—	(1,261)
Excess deferred income tax reversal	(4,123)	(6,140)	(4,123)	(6,140)
Remeasurement of deferred taxes	—	(5,411)	—	(5,664)
Other(1)	(23,997)	(28,541)	(22,282)	(26,679)
Income tax expense	$26,506	$13,866	$27,091	$14,656
Effective tax rate	12.5%	6.5%	13.0%	6.9%
(1) "Other" is primarily comprised of the net tax effect of Idaho Power's regulatory flow-through tax adjustments.

The increase in income tax expense for the nine months ended September 30, 2019, compared with the same period in 2018, was primarily due to the tax deduction for first mortgage bond redemption costs incurred in the second quarter of 2018, the remeasurement of deferred taxes in the third quarter of 2018 due to income tax reform, lower excess deferred income tax reversal amounts, and other plant-related income tax return adjustments. On a net basis, Idaho Power’s estimate of its annual 2019 regulatory flow-through tax adjustments is comparable to 2018.

3. REGULATORY MATTERS

Included below is a summary of Idaho Power's most recent general rate cases and base rate changes, as well as other recent or pending notable regulatory matters and proceedings.

Idaho and Oregon General Rate Cases

Idaho Power's current base rates result from orders from the Idaho Public Utilities Commission (IPUC) and Public Utility Commission of Oregon (OPUC). The commissions approve settlement stipulations that generally provide for cost recovery and an authorized rate of return on their respective Idaho-jurisdiction and Oregon-jurisdiction rate bases. Idaho Power's most recent general rate cases in Idaho and Oregon were filed during 2011. In 2012, large single-issue rate cases for the Langley Gulch power plant resulted in the resetting of base rates in both Idaho and Oregon. In 2014, Idaho Power reset its base-rate power supply expenses in the Idaho jurisdiction for purposes of updating the collection of costs through retail rates, but without a resulting net increase in rates. The IPUC and OPUC have also approved smaller base rate changes in single issue cases subsequent to 2014.

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

Based on its estimate of full-year 2019 Idaho ROE, in both the third quarter and first nine months of 2019, Idaho Power recorded no additional ADITC amortization or provision against current revenues for sharing of earnings with customers for 2019 under the October 2014 Idaho Earnings Support and Sharing Settlement Stipulation. Accordingly, at September 30, 2019, the full $45 million of additional ADITC remains available for future use under the terms of the October 2014 Idaho Earnings Support and Sharing Settlement Stipulation. Idaho Power recorded a $1.5 million provision against revenues for sharing of earnings with customers during the third quarter of 2018, based on its then-current estimate of full-year 2018 Idaho ROE.

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

In May 2019, the IPUC approved a $50.1 million net decrease in Idaho-jurisdiction power cost adjustment (PCA) revenues, effective for the 2019-2020 PCA collection period from June 1, 2019 to May 31, 2020. The net decrease in PCA revenues reflects reduced power supply costs due to higher-than-expected wholesale energy sales and positive results from natural gas hedging activities, which combined to reduce actual net power supply costs for the 2018-2019 PCA year (April 2018 through March 2019). The net decrease in PCA revenues for the 2019-2020 PCA collection period also includes a $5.0 million credit to customers for sharing of 2018 earnings under the October 2014 Idaho Earnings Support and Sharing Settlement Stipulation and a $2.7 million credit for income tax reform benefits related to Idaho Power's open access transmission tariff (OATT) rate under the May 2018 Idaho Tax Reform Settlement Stipulation. In addition, the net decrease in PCA revenues reflects benefits from Idaho Power's participation in the energy imbalance market implemented in the western United States (Western EIM). Previously, in May 2018, the IPUC issued an order approving a $30.4 million net decrease in PCA rates, effective for the 2018-2019 PCA collection period from June 1, 2018, to May 31, 2019. The net decrease in PCA rates included a $7.8 million one-time benefit for income tax savings from January 1, 2018 to May 31, 2018, as well as those related to Idaho Power's OATT rate. The remaining net decrease in PCA rates for the 2018-2019 PCA collection period was primarily due to better-than-expected actual water conditions for the 2017-2018 PCA year (April 2017 through March 2018), which resulted in additional low-cost hydropower being available to reduce net power supply costs.

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

Valmy Exit Agreement and Base Rate Adjustment Approval Request

In February 2019, Idaho Power reached an agreement with NV Energy that facilitates the planned end of Idaho Power's participation in coal-fired operations at units 1 and 2 of its jointly-owned North Valmy coal-fired power plant (Valmy Plant) in 2019 and 2025, respectively. In May 2019, the IPUC issued an order approving the Valmy Plant agreement and allowing Idaho Power to recover through customer rates the $1.2 million incremental annual levelized revenue requirement associated with required Valmy Plant investments and other exit costs, effective June 1, 2019 through December 31, 2028. In October 2019, the OPUC approved the Valmy Plant agreement and authorized Idaho Power to adjust customer rates in Oregon, effective January 1, 2020, to reflect a decrease in the annual levelized revenue requirement of $3.2 million, which mostly relates to the associated decrease in depreciation expense and other costs.

4. REVENUES

The following table provides a summary of electric utility operating revenues for IDACORP and Idaho Power for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Electric utility operating revenues:
Revenue from contracts with customers	$367,101	$398,798	$1,010,281	$1,019,668
Alternative revenue programs and other revenues	17,927	8,557	40,293	35,847
Total electric utility operating revenues	$385,028	$407,355	$1,050,574	$1,055,515

Revenues from Contracts with Customers

The following table presents revenues from contracts with customers disaggregated by revenue source for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues from contracts with customers:
Retail revenues:
Residential (includes $6,446, $4,789, $24,988 and $23,841, respectively, related to the FCA)(1)	$133,550	$137,177	$388,566	$393,014
Commercial (includes $330, $305, $1,022, and $958, respectively, related to the FCA)(1)	80,304	85,936	224,382	237,127
Industrial	47,122	50,292	138,222	144,951
Irrigation	82,659	88,934	132,613	154,406
Provision for sharing	—	(1,500)	—	(1,500)
Deferred revenue related to HCC relicensing AFUDC(2)	(2,815)	(2,815)	(6,861)	(6,861)
Total retail revenues	340,820	358,024	876,922	921,137
Less: FCA mechanism revenues(1)	(6,776)	(5,094)	(26,010)	(24,799)
Wholesale energy sales	5,321	12,408	68,693	35,093
Transmission wheeling-related revenues	12,498	17,640	40,743	43,839
Energy efficiency program revenues	8,439	9,309	30,008	25,708
Other revenues from contracts with customers	6,799	6,511	19,925	18,690
Total revenues from contracts with customers	$367,101	$398,798	$1,010,281	$1,019,668
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

Alternative Revenue Programs and Other Revenues

While revenues from contracts with customers make up most of Idaho Power’s revenues, the IPUC has authorized the use of an additional regulatory mechanism, the Idaho FCA mechanism, which may increase or decrease tariff-based customer rates. The Idaho FCA mechanism is described in Note 3 - "Regulatory Matters." The FCA mechanism revenues include only the initial recognition of FCA revenues when they meet the regulator-specified conditions for recognition. Revenue from contracts with customers excludes the portion of the tariff price representing FCA revenues that Idaho Power initially recorded in prior periods when revenues met regulator-specified conditions. When Idaho Power includes those amounts in the price of utility service billed to customers, Idaho Power records such amounts as recovery of the associated regulatory asset or liability and not as revenues.

Derivative revenues include gains from settled electricity swaps and sales of electricity under forward sales contracts that are bundled with renewable energy credits. Related to these forward sales, Idaho Power simultaneously enters into forward purchases of electricity for the same quantity at the same location, which are recorded in purchased power on the condensed consolidated statements of income. For more information on settled electricity swaps, see Note 11 - "Derivatives."

The table below presents the FCA mechanism revenues and other revenues for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Alternative revenue programs and other revenues:
FCA mechanism revenues	$6,776	5,094	$26,010	$24,799
Derivative revenues	11,151	3,463	14,283	11,048
Total alternative revenue programs and other revenues	$17,927	$8,557	$40,293	$35,847

5. LONG-TERM DEBT

Pollution Control Tax-Exempt Bonds

In August 2019, Idaho Power purchased and remarketed two of its outstanding series of pollution control tax-exempt bonds, one in the aggregate principal amount of $49.8 million issued in 2003 by Humboldt County, Nevada and due in 2024, and the other in the aggregate principal amount of $116.3 million issued in 2006 by Sweetwater County, Wyoming and due in 2026. The bonds were remarketed with substantially the same terms, but with lower term interest rates. The term interest rate of the series due in 2024 decreased from 5.15 percent to 1.45 percent and the term interest rate of the series due in 2026 decreased from 5.25 percent to 1.70 percent.

6. COMMON STOCK

IDACORP Common Stock

During the nine months ended September 30, 2019, IDACORP granted 70,419 restricted stock unit awards to employees and issued 6,396 shares of common stock to directors, but made no original issuances of shares of common stock pursuant to the IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan. As directed by IDACORP, plan administrators of the IDACORP, Inc. Dividend Reinvestment and Stock Purchase Plan and Idaho Power Company Employee Savings Plan used market purchases of IDACORP common stock, as opposed to original issuance of common stock from IDACORP, to acquire shares of IDACORP common stock for the plans. However, IDACORP may determine at any time to use original issuances of common stock under those plans.

Restrictions on Dividends

Idaho Power’s ability to pay dividends on its common stock held by IDACORP and IDACORP’s ability to pay dividends on its common stock are limited to the extent payment of such dividends would violate the covenants in their respective credit facilities or Idaho Power’s Revised Code of Conduct. A covenant under IDACORP’s credit facility and Idaho Power’s credit facility requires IDACORP and Idaho Power to maintain leverage ratios of consolidated indebtedness to consolidated total capitalization, as defined therein, of no more than 65 percent at the end of each fiscal quarter. At September 30, 2019, the leverage ratios for IDACORP and Idaho Power were 43 percent and 45 percent, respectively. Based on these restrictions, IDACORP’s and Idaho Power’s dividends were limited to $1.5 billion and $1.3 billion, respectively, at September 30, 2019. There are additional facility covenants, subject to exceptions, that prohibit or restrict the sale or disposition of property without consent and any agreements restricting dividend payments to IDACORP and Idaho Power from any material subsidiary. At September 30, 2019, IDACORP and Idaho Power were in compliance with those financial covenants.

Idaho Power’s Revised Code of Conduct relating to transactions between and among Idaho Power, IDACORP, and other affiliates, which was approved by the IPUC in April 2008, provides that Idaho Power will not pay any dividends to IDACORP that will reduce Idaho Power’s common equity capital below 35 percent of its total adjusted capital without IPUC approval. At September 30, 2019, Idaho Power's common equity capital was 55 percent of its total adjusted capital. Further, Idaho Power must obtain approval from the OPUC before it can directly or indirectly loan funds or issue notes or give credit on its books to IDACORP.

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

7. EARNINGS PER SHARE

The table below presents the computation of IDACORP’s basic and diluted earnings per share for the three and nine months ended September 30, 2019 and 2018 (in thousands, except for per share amounts).

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Numerator:
Net income attributable to IDACORP, Inc.	$89,876	$102,231	$185,718	$200,661
Denominator:
Weighted-average common shares outstanding - basic	50,499	50,434	50,502	50,431
Effect of dilutive securities	59	131	26	72
Weighted-average common shares outstanding - diluted	50,558	50,565	50,528	50,503
Basic earnings per share	$1.78	$2.03	$3.68	$3.98
Diluted earnings per share	$1.78	$2.02	$3.68	$3.97

8. COMMITMENTS

Purchase Obligations

During the nine months ended September 30, 2019, IDACORP's and Idaho Power's contractual obligations, outside the ordinary course of business, did not change materially from the amounts disclosed in the notes to the consolidated financial statements in the 2018 Annual Report, except that Idaho Power entered into four new replacement contracts for expiring power purchase agreements with hydropower PURPA-qualifying facilities and one new agreement with a solar PURPA-qualifying facility, which increased Idaho Power's contractual purchase obligations by approximately $24 million over the 20-year terms of the contracts.

Also, in March 2019, Idaho Power signed a 20-year power purchase agreement, pending approval by the IPUC and OPUC, to purchase the output from a planned 120-megawatt solar facility. If approved, the agreement would increase contractual obligations by $136 million over the 20-year term. In October 2019, Idaho Power exercised its right under the power purchase agreement to negotiate during the fourth quarter of this year for the acquisition by Idaho Power or its affiliates of the right to own the planned 120-megawatt solar facility. If an acquisition agreement is reached and the power purchase agreement is approved by the IPUC and OPUC, it could affect the net impact on Idaho Power or its affiliates of the contractual obligation related to the 20-year power purchase agreement described above.

Guarantees

Through a self-bonding mechanism, Idaho Power guarantees its portion of reclamation activities and obligations at BCC, of which IERCo owns a one-third interest. This guarantee, which is renewed annually with the Wyoming Department of Environmental Quality, was $58.3 million at September 30, 2019, representing IERCo's one-third share of BCC's total reclamation obligation of $175.0 million. BCC has a reclamation trust fund set aside specifically for the purpose of paying these reclamation costs. At September 30, 2019, the value of BCC's reclamation trust fund was $126.4 million. During the nine months ended September 30, 2019, the reclamation trust fund made no distributions for reclamation activity costs associated with the BCC surface mine. BCC periodically assesses the adequacy of the reclamation trust fund and its estimate of future reclamation costs. To ensure that the reclamation trust fund maintains adequate reserves, BCC has the ability to, and does, add a per-ton surcharge to coal sales, all of which are made to the Jim Bridger plant. Because of the existence of the fund and the ability to apply a per-ton surcharge, the estimated fair value of this guarantee is minimal.

In May 2019, the state of Wyoming enacted legislation that limits a mine operator's maximum amount of self-bonding. Idaho Power and the co-owners of BCC have until December 2020 to comply with the new regulations, which would reduce the portion of Idaho Power's guarantee of reclamation activities and obligations at BCC that Idaho Power is allowed to self-bond. As of the date of this report, Idaho Power believes the cost of any insurance, third-party assurance, or additional collateral that might be required for this guarantee due to the new law would be immaterial to the companies' consolidated financial statements.

IDACORP and Idaho Power enter into financial agreements and power purchase and sale agreements that include indemnification provisions relating to various forms of claims or liabilities that may arise from the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnification provisions cannot be reasonably estimated. IDACORP and Idaho Power periodically evaluate the likelihood of incurring costs under such indemnities based on their historical experience and the evaluation of the specific indemnities. As of September 30, 2019, management believes the likelihood is remote that IDACORP or Idaho Power would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnification obligations. Neither IDACORP nor Idaho Power has recorded any liability on their respective condensed consolidated balance sheets with respect to these indemnification obligations.

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

10. BENEFIT PLANS

Idaho Power has a noncontributory defined benefit pension plan (pension plan) and two nonqualified defined benefit plans for certain senior management employees called the Security Plan for Senior Management Employees I and Security Plan for Senior Management Employees II (together, SMSP). Idaho Power also has a nonqualified defined benefit pension plan for directors that was frozen in 2002. Remaining vested benefits from that plan are included with the SMSP in the disclosures below. The benefits under the pension plan are based on years of service and the employee’s final average earnings. Idaho Power also maintains a defined benefit postretirement benefit plan (consisting of health care and death benefits) that covers all employees who were enrolled in the active-employee group plan at the time of retirement as well as their spouses and qualifying dependents. The table below shows the components of net periodic benefit costs for the pension, SMSP, and postretirement benefits plans for the three months ended September 30, 2019 and 2018 (in thousands).

	Pension Plan		SMSP		Postretirement Benefits		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Service cost	$8,516	$8,892	$(46)	$(79)	$213	$263	$8,683	$9,076
Interest cost	10,578	9,761	1,143	1,062	748	660	12,469	11,483
Expected return on plan assets	(12,156)	(13,117)	—	—	(555)	(616)	(12,711)	(13,733)
Amortization of prior service cost	1	1	24	24	11	11	36	36
Amortization of net loss	3,391	3,381	634	947	—	—	4,025	4,328
Net periodic benefit cost	10,330	8,918	1,755	1,954	417	318	12,502	11,190
Regulatory deferral of net periodic benefit cost(1)	(9,845)	(8,498)	—	—	—	—	(9,845)	(8,498)
Previously deferred pension costs recognized(1)	4,288	4,288	—	—	—	—	4,288	4,288
Net periodic benefit cost recognized for financial reporting(1)(2)	$4,773	$4,708	$1,755	$1,954	$417	$318	$6,945	$6,980
 (1) Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, the Idaho portion of net periodic benefit cost is recorded as a regulatory asset and is recognized in the income statement as those costs are recovered through rates.
 (2) Of total net periodic benefit cost recognized for financial reporting, $4.2 million and $4.1 million, respectively, were recognized in "Other operations and maintenance" and $2.7 million and $2.9 million, respectively, were recognized in "Other expense, net" on the condensed consolidated statements of income of the companies for the three months ended September 30, 2019 and 2018.

The table below shows the components of net periodic benefit costs for the pension, SMSP, and postretirement benefits plans for the nine months ended September 30, 2019 and 2018 (in thousands).

	Pension Plan		SMSP		Postretirement Benefits		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Service cost	$25,546	$28,377	$(136)	$(237)	$640	$789	$26,050	$28,929
Interest cost	31,734	29,125	3,432	3,186	2,242	1,982	37,408	34,293
Expected return on plan assets	(36,467)	(39,227)	—	—	(1,665)	(1,850)	(38,132)	(41,077)
Amortization of prior service cost	4	4	72	73	35	35	111	112
Amortization of net loss	10,173	10,169	1,900	2,841	—	—	12,073	13,010
Net periodic benefit cost	30,990	28,448	5,268	5,863	1,252	956	37,510	35,267
Regulatory deferral of net periodic benefit cost(1)	(29,534)	(27,114)	—	—	—	—	(29,534)	(27,114)
Previously deferred pension costs recognized(1)	12,865	12,865	—	—	—	—	12,865	12,865
Net periodic benefit cost recognized for financial reporting(1)(2)	$14,321	$14,199	$5,268	$5,863	$1,252	$956	$20,841	$21,018
 (1) Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, the Idaho portion of net periodic benefit cost is recorded as a regulatory asset and is recognized in the income statement as those costs are recovered through rates.
 (2) Of total net periodic benefit cost recognized for financial reporting, $12.6 million and $12.3 million, respectively, were recognized in "Other operations and maintenance" and $8.2 million and $8.7 million, respectively, were recognized in "Other expense, net" on the condensed consolidated statements of income of the companies for the nine months ended September 30, 2019 and 2018.

Idaho Power has no minimum contribution requirement to its defined benefit pension plan in 2019. However, during the nine months ended September 30, 2019, Idaho Power made $40 million of discretionary contributions to its defined benefit pension plan, in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions and to mitigate the cost of being in an underfunded position. The primary impact of pension contributions is on the timing of cash flows, as the timing of cost recovery lags behind contributions.

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

The table below presents the gains and losses on derivatives not designated as hedging instruments for the three and nine months ended September 30, 2019 and 2018 (in thousands).

		Gain/(Loss) on Derivatives Recognized in Income(1)
	Location of Realized Gain/(Loss) on Derivatives Recognized in Income	Three months ended September 30,		Nine months ended September 30,
		2019	2018	2019	2018
Financial swaps	Operating revenues	$3,693	$(98)	$904	$168
Financial swaps	Purchased power	(2,981)	6,793	(2,294)	6,604
Financial swaps	Fuel expense	(815)	95	11,587	(704)
Financial swaps	Other operations and maintenance	—	47	—	85
Forward contracts	Operating revenues	106	20	170	22
Forward contracts	Purchased power	(106)	(20)	(170)	(40)
Forward contracts	Fuel expense	191	6	607	30

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

Credit Risk

At September 30, 2019, Idaho Power did not have material credit risk exposure from financial instruments, including derivatives. Idaho Power monitors credit risk exposure through reviews of counterparty credit quality, corporate-wide counterparty credit exposure, and corporate-wide counterparty concentration levels. Idaho Power manages these risks by establishing credit and concentration limits on transactions with counterparties and requiring contractual guarantees, cash deposits, or letters of credit from counterparties or their affiliates, as deemed necessary. Idaho Power’s physical power, physical gas, and financial transactions are generally under standardized industry contracts. These contracts contain adequate assurance clauses requiring collateralization if a counterparty has debt that is downgraded below investment grade by at least one rating agency.

Credit-Contingent Features

Certain Idaho Power derivative instruments contain provisions that require Idaho Power's unsecured debt to maintain an investment grade credit rating from Moody's Investors Service and Standard & Poor's Ratings Services. If Idaho Power's unsecured debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position at September 30, 2019, was $2.8 million. Idaho Power posted $1.5 million cash collateral related to this amount. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2019, Idaho Power would have been required to pay or post collateral to its counterparties up to an additional $5.9 million to cover the open liability positions as well as completed transactions that have not yet been paid.

Derivative Instrument Summary

The table below presents the fair values and locations of derivative instruments not designated as hedging instruments recorded on the balance sheets and reconciles the gross amounts of derivatives recognized as assets and as liabilities to the net amounts presented in the balance sheets at September 30, 2019, and December 31, 2018 (in thousands).

		Asset Derivatives				Liability Derivatives
	Balance Sheet Location	Gross Fair Value	Amounts Offset		Net Assets	Gross Fair Value	Amounts Offset	Net Liabilities

September 30, 2019
Current:
Financial swaps	Other current assets	$1,968	$(1,052)		$916	$1,052	$(1,052)	$—
Financial swaps	Other current liabilities	72	(72)		—	1,610	(72)	1,538
Long-term:
Financial swaps	Other liabilities	31	(31)		—	95	(31)	64
Total		$2,071	$(1,155)		$916	$2,757	$(1,155)	$1,602

December 31, 2018
Current:
Financial swaps	Other current assets	$4,639	$(984)	(1)	$3,655	$938	$(938)	$—
Financial swaps	Other current liabilities	—	—		—	806	—	806
Forward contracts	Other current liabilities	—	—		—	104	—	104
Long-term:
Financial swaps	Other assets	—	—		—	64	—	64
Total		$4,639	$(984)		$3,655	$1,912	$(938)	$974

(1) Current asset derivative amounts offset include $45 thousand of collateral payable for the period ending December 31, 2018.

The table below presents the volumes of derivative commodity forward contracts and swaps outstanding at September 30, 2019 and 2018 (in thousands of units).

		September 30,
Commodity	Units	2019	2018
Electricity purchases	MWh	109	84
Electricity sales	MWh	10	33
Natural gas purchases	MMBtu	7,798	8,754
Natural gas sales	MMBtu	—	308
Diesel purchases	Gallons	—	220

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

IDACORP’s and Idaho Power’s assessment of a particular input's significance to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy. An item recorded at fair value is reclassified among levels when changes in the nature of valuation inputs cause the item to no longer meet the criteria for the level in which it was previously categorized. There were no transfers between levels or material changes in valuation techniques or inputs during the nine months ended September 30, 2019.

The table below presents information about IDACORP’s and Idaho Power’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2019, and December 31, 2018 (in thousands).

	September 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds
IDACORP(1)	$63,390	$—	$—	$63,390	$97,833	$—	$—	$97,833
Idaho Power	30,424	—	—	30,424	79,228	—	—	79,228
Derivatives	916	—	—	916	3,655	—	—	3,655
Equity securities	33,776	—	—	33,776	36,488	—	—	36,488
Liabilities:
Derivatives	1,602	—	—	1,602	870	104	—	974

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

The table below presents the carrying value and estimated fair value of financial instruments that are not reported at fair value, as of September 30, 2019, and December 31, 2018, using available market information and appropriate valuation methodologies (in thousands).

	September 30, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
IDACORP
Assets:
Notes receivable(1)	$3,804	$3,804	$3,804	$3,804
Liabilities:
Long-term debt(1)	1,836,395	2,126,459	1,834,788	1,942,773
Idaho Power
Liabilities:
Long-term debt(1)	1,836,395	2,126,459	1,834,788	1,942,773

(1) Notes receivable and long-term debt are categorized as Level 3 and Level 2, respectively, of the fair value hierarchy, as defined earlier in this Note 12 - "Fair Value Measurements."

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

	Utility Operations	All Other	Eliminations	Consolidated Total
Three months ended September 30, 2019:
Revenues	$385,028	$1,292	$—	$386,320
Net income attributable to IDACORP, Inc.	87,979	1,897	—	89,876
Total assets as of September 30, 2019	6,349,724	196,491	(43,896)	6,502,319
Three months ended September 30, 2018:
Revenues	$407,355	$1,446	$—	$408,801
Net income attributable to IDACORP, Inc.	100,194	2,037	—	102,231
Nine months ended September 30, 2019:
Revenues	$1,050,574	$2,961	$—	$1,053,535
Net income attributable to IDACORP, Inc.	180,740	4,978	—	185,718
Nine months ended September 30, 2018:
Revenues	$1,055,515	$3,345	$—	$1,058,860
Net income attributable to IDACORP, Inc.	196,687	3,974	—	200,661

14. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

The table below presents changes in components of accumulated other comprehensive income (AOCI), net of tax, during the three and nine months ended September 30, 2019 and 2018 (in thousands). Items in parentheses indicate charges to AOCI.

	Defined Benefit Pension Items
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Balance at beginning of period	$(21,868)	$(29,521)	$(22,844)	$(30,964)
Amounts reclassified out of AOCI	488	721	1,464	2,164
Balance at end of period	$(21,380)	$(28,800)	$(21,380)	$(28,800)

The table below presents amounts reclassified out of components of AOCI and the income statement location of those amounts reclassified during the three and nine months ended September 30, 2019 and 2018 (in thousands). Items in parentheses indicate increases to net income.

	Amount Reclassified from AOCI
Details About AOCI	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Amortization of defined benefit pension items(1)
Prior service cost	$24	$24	$72	$73
Net loss	634	947	1,900	2,841
Total before tax	658	971	1,972	2,914
Tax benefit(2)	(170)	(250)	(508)	(750)
Total reclassification for the period, net of tax	$488	$721	$1,464	$2,164
(1) Amortization of these items is included in IDACORP's condensed consolidated income statements in other operating expenses and in Idaho Power's condensed consolidated statements of income in other expense, net.
(2) The tax benefit is included in income tax expense in the condensed consolidated statements of income of both IDACORP and Idaho Power.

15. CHANGES IN IDAHO POWER RETAINED EARNINGS

The table below presents changes in Idaho Power retained earnings during the three and nine months ended September 30, 2019 and 2018 (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Balance at beginning of period	$1,438,019	$1,345,246	$1,409,245	$1,308,702
Net income	87,979	100,194	180,740	196,687
Dividends to parent	(31,932)	(29,908)	(95,919)	(89,857)
Balance at end of period	$1,494,066	$1,415,532	$1,494,066	$1,415,532

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of IDACORP, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of IDACORP, Inc. and subsidiaries (the “Company”) as of September 30, 2019, the related condensed consolidated statements of income, comprehensive income, and equity for the three-month and nine-month periods ended September 30, 2019 and 2018, and of cash flows for the nine-month periods ended September 30, 2019 and 2018, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
October 31, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Idaho Power Company

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Idaho Power Company and subsidiary (the “Company”) as of September 30, 2019, the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2019 and 2018, and of cash flows for the nine-month periods ended September 30, 2019 and 2018, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
October 31, 2019

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

Idaho Power is the parent of Idaho Energy Resources Co. (IERCo), a joint venturer in Bridger Coal Company (BCC), which mines and supplies coal to the Jim Bridger generating plant (Jim Bridger plant) owned in part by Idaho Power. IDACORP’s other significant subsidiaries include IDACORP Financial Services, Inc., an investor in affordable housing and other real estate investments, and Ida-West Energy Company, an operator of small hydropower generation projects that satisfy the requirements of the Public Utility Regulatory Policies Act of 1978 (PURPA).

EXECUTIVE OVERVIEW

Management's Outlook and Company Initiatives

In the 2018 Annual Report, IDACORP's and Idaho Power's management included a brief overview of their business strategies for the companies for 2019 and beyond, under the heading "Executive Overview" in the MD&A. As of the date of this report, management's outlook and strategy remain consistent with that discussion. Most notably:

•
Idaho Power continues to expect positive customer growth in its service area, and continues to participate in and support state and local economic development initiatives aimed at responsible and sustainable growth. During the first nine months of 2019, Idaho Power's customer count grew by over 10,700 customers, and for the twelve months ended September 30, 2019, the customer growth rate was 2.6 percent.

•	In 2019, Idaho Power achieved its highest ever residential customer satisfaction score, the highest of any investor-owned utility in the nation, as rated by an independent third party.

•
In February 2019, Idaho Power reached an agreement with NV Energy that facilitates the planned end of Idaho Power's participation in coal-fired operations at units 1 and 2 of its jointly-owned North Valmy coal-fired power plant (Valmy Plant) in 2019 and 2025, respectively. The IPUC and OPUC issued orders approving the Valmy Plant agreement in May and October 2019, respectively.

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

•
Idaho Power continues to focus on timely recovery of costs and earning a reasonable return on investment, including working to evaluate and ensure that its rate design and regulatory mechanisms more closely reflect the cost to provide electric service.

Summary of Financial Results

The following is a summary of Idaho Power's net income, net income attributable to IDACORP, and IDACORP's earnings per diluted share for the three and nine months ended September 30, 2019 and 2018 (in thousands, except earnings per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Idaho Power net income	$87,979	$100,194	$180,740	$196,687
Net income attributable to IDACORP, Inc.	$89,876	$102,231	$185,718	$200,661
Average outstanding shares – diluted	50,558	50,565	50,528	50,503
IDACORP, Inc. earnings per diluted share	$1.78	$2.02	$3.68	$3.97

The table below provides a reconciliation of net income attributable to IDACORP for the three and nine months ended September 30, 2019, from the same period in 2018 (items are in millions and are before related income tax impact unless otherwise noted).

	Three months ended		Nine months ended
Net income attributable to IDACORP, Inc. - September 30, 2018		$102.2		$200.7
Increase (decrease) in Idaho Power net income:
Customer growth, net of associated power supply costs and power cost adjustment mechanisms	5.5		14.1
Usage per retail customer, net of associated power supply costs and power cost adjustment mechanisms	(8.6)		(19.4)
Idaho fixed cost adjustment (FCA) revenues	1.7		1.2
Retail revenues per MWh, net of associated power supply costs and power cost adjustment mechanisms	(1.0)		(1.6)
Transmission wheeling-related revenues	(5.1)		(3.1)
Other operations and maintenance (O&M) expenses	4.4		7.0
Depreciation expense	(0.9)		(2.9)
Other changes in operating revenues and expenses, net	1.5		(1.1)
Prior period provision for revenue sharing with customers	1.5		1.5
Decrease in Idaho Power operating income	(1.0)		(4.3)
Earnings of equity-method investments	(2.5)		(3.0)
Non-operating income and expenses	2.2		3.8
Prior period tax benefits from remeasurement of deferred taxes and early bond redemption	(5.7)		(7.0)
Income tax expense (excluding prior period tax benefits from remeasurement of deferred taxes and early bond redemption)	(5.2)		(5.4)
Total decrease in Idaho Power net income		(12.2)		(15.9)
Other IDACORP changes (net of tax)		(0.1)		0.9
Net income attributable to IDACORP, Inc. - September 30, 2019		$89.9		$185.7

Net Income - Third Quarter 2019
IDACORP's net income decreased $12.3 million for the third quarter of 2019 compared with the third quarter of 2018, primarily due to lower net income at Idaho Power. Customer growth increased operating income by $5.5 million in the third quarter of 2019 compared with the third quarter of 2018, as the number of Idaho Power customers grew by approximately 14,250, or 2.6 percent, during the twelve months ended September 30, 2019. Lower sales volumes on a per-customer basis decreased operating income by $8.6 million in the third quarter of 2019 compared with the third quarter of 2018, as greater precipitation in Idaho Power's service area led agricultural irrigation customers to use 6 percent less energy per customer to operate irrigation pumps. Also, residential and commercial customers used less energy per customer for air conditioning purposes, primarily due to more moderate temperatures in the third quarter of 2019 compared with the third quarter of 2018.

The decrease in residential sales volumes per customer was partially offset by the FCA mechanism (applicable to residential and small general service customers), which increased revenues in the third quarter by $1.7 million.
The net decrease in retail revenues per megawatt-hour (MWh) decreased operating income by $1.0 million in the third quarter of 2019 compared with the third quarter of 2018. As provided by the settlement stipulation approved by the IPUC in 2018 related to income tax reform, retail revenues per MWh in the third quarter of 2019 were reduced by $2.9 million of non-cash accruals for future amortization related to regulatory deferrals that would otherwise be a future liability of Idaho customers. In the third quarter of 2018, the corresponding $2.9 million was recorded as other O&M expense for the amortization of specified deferrals. The decrease in retail revenues per MWh from these non-cash accruals was partially offset by changes in customer mix, as volumes sold to residential customers in the third quarter of 2019 made up a greater portion of the customer sales mix compared with the third quarter of 2018. Residential customers generally pay a higher per-MWh rate than other customers.

During the third quarter of 2019, transmission wheeling-related revenues decreased $5.1 million compared with the third quarter of 2018. Lower hydropower generation by other utilities in the Pacific Northwest and more moderate summer temperatures throughout the region led to lower wheeling volumes during the third quarter of 2019. Also, Idaho Power's open access transmission tariff (OATT) rates decreased in October 2018.

Other O&M expenses were $4.4 million lower in the third quarter of 2019 compared with the third quarter of 2018, due to a $1.6 million decrease in labor and benefit costs and the $2.9 million of non-cash amortization expense of regulatory deferrals recorded in the third quarter of 2018 pursuant to the settlement stipulation approved by the IPUC in 2018 related to income tax reform.

Under the Idaho regulatory settlement stipulation approved in October 2014, Idaho Power recorded a $1.5 million provision against revenues for sharing of earnings with customers during the third quarter of 2018, based on its estimate of full-year 2018 return on year-end equity in the Idaho jurisdiction (Idaho ROE). No such provision was recorded in the third quarter of 2019.

Overall, Idaho Power operating income decreased by $1.0 million for the third quarter of 2019 compared with the third quarter of 2018.

Based on its estimate of full-year 2019 Idaho ROE, in the third quarter of 2019 Idaho Power recorded no additional accumulated deferred investment tax credits (ADITC) amortization for 2019 under the Idaho regulatory settlement stipulation approved in October 2014.

During the third quarter of 2018, Idaho Power recorded tax benefits for a $5.7 million remeasurement of deferred taxes resulting from income tax reform. There was no such remeasurement in the third quarter of 2019. Also, the third quarter of 2018 included a benefit from plant-related income tax return adjustments, which are generally recorded during the third quarter each year upon completion of the prior year tax return, which reduced Idaho Power's income tax expense in the third quarter of 2018. These items, combined with lower excess deferred income tax reversal amounts, resulted in higher income tax expense in the third quarter of 2019 compared with the third quarter of 2018.

Net Income - Year-to-Date 2019

IDACORP's net income decreased $15.0 million for the first nine months of 2019 compared with the same period of 2018, primarily due to lower net income at Idaho Power. Customer growth increased operating income by $14.1 million in the first nine months of 2019 compared with the first nine months of 2018. Lower sales volumes on a per-customer basis decreased operating income by $19.4 million in the first nine months of 2019 compared with the first nine months of 2018, primarily due to lower irrigation, residential, and commercial revenues in the second and third quarters of 2019. Greater precipitation in Idaho Power's service area led agricultural irrigation customers to use 12 percent less energy per customer to operate irrigation pumps during the first nine months of 2019. Also, residential and commercial customers used less energy per customer for air conditioning purposes during the second and third quarters of 2019, primarily due to more moderate temperatures. The lower sales volumes on a per-customer basis in the second and third quarters of 2019 were partially offset by a 3 percent increase in sales volumes per residential customer in the first quarter of 2019 compared with the first quarter of 2018, as colder temperatures led residential customers to use more energy for heating. The decrease in residential sales volumes per customer was partially offset by the FCA mechanism (applicable to residential and small general service customers), which increased revenues by $1.2 million.
The net decrease in retail revenues per MWh decreased operating income by $1.6 million in the first nine months of 2019 compared with the same period of 2018. As provided by the settlement stipulation approved by the IPUC in 2018 related to income tax reform, retail revenues per MWh in the first nine months of 2019 were reduced by $5.8 million of non-cash accruals for future amortization related to regulatory deferrals that would otherwise be a future liability of Idaho customers. In the first nine months of 2018, a corresponding $4.0 million of non-cash accruals were appropriately recorded as other O&M expense for the amortization of specified deferrals. The decrease in retail revenues per MWh from these non-cash accruals was partially offset by changes in customer mix, as volumes sold to residential customers in the first nine months of 2019 made up a greater portion of the customer sales mix compared with the first nine months of 2018. Residential customers generally pay a higher per-MWh rate than other customers.

During the first nine months of 2019, transmission wheeling-related revenue decreased $3.1 million compared with the first nine months of 2018. Lower hydropower generation by other utilities in the Pacific Northwest and more moderate summer temperatures throughout the region during the third quarter of 2019, offset partially by greater regional market activity in early 2019, led to lower wheeling volumes during the first nine months of 2019 compared with the first nine months of 2018. Also, Idaho Power's OATT rates decreased in October 2018.
Other O&M expenses were $7.0 million lower in the first nine months of 2019 compared with the first nine months of 2018. Other O&M expenses related to Idaho Power's hydropower generation decreased $2.0 million, due primarily to fewer maintenance projects at hydropower locations in the first nine months of 2019. Also, labor and benefit costs decreased $1.9 million. Other O&M expenses in the first nine months of 2018 included $4.0 million of non-cash amortization expense of regulatory deferrals pursuant to the settlement stipulation approved by the IPUC in 2018 related to income tax reform.

Based on its estimate of full-year 2019 Idaho ROE, in the first nine months of 2019 Idaho Power recorded no additional ADITC amortization or provision against current revenues for sharing of earnings with customers for 2019 under the Idaho regulatory settlement stipulation approved in October 2014. Idaho Power recorded a $1.5 million provision against revenues for sharing of earnings with customers during the first nine months of 2018, based on its estimate of full-year 2018 Idaho ROE.

During the first nine months of 2018, Idaho Power recorded tax benefits for a $5.7 million remeasurement of deferred taxes resulting from income tax reform and the $1.3 million tax deduction for bond redemption costs incurred in the first nine months of 2018. There was no such remeasurement or bond redemption in the same period of 2019. Also, the first nine months of 2018 included a benefit from plant-related income tax return adjustments, which are generally recorded during the third quarter each year upon completion of the prior year tax return, which reduced Idaho Power income tax expense in the first nine months of 2018. These items, combined with lower excess deferred income tax reversal amounts, resulted in higher income tax expense in the first nine months of 2019 compared with the same period of 2018.

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

•
Economic Conditions and Loads: Economic conditions impact consumer demand for energy, revenues, collectability of accounts, the volume of wholesale energy sales, and the need to construct and improve infrastructure, purchase power, and implement programs to meet customer load demands. In recent years, Idaho Power has seen growth in the number of customers in its service area. Over the twelve months ended September 30, 2019, Idaho Power's customer count grew by 2.6 percent. Idaho Power expects its number of customers to continue to increase in the foreseeable future. Employment in Idaho Power's service area grew by approximately 3.3 percent during the twelve months ended

September 30, 2019, based on Idaho Department of Labor preliminary September 2019 data. Idaho Power has in recent years supported State of Idaho-coordinated efforts to promote sustainable economic development with an emphasis on attracting industrial and commercial customers to its service area.

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

Further, as Idaho Power's hydropower facilities comprise nearly one-half of Idaho Power's nameplate generation capacity, precipitation levels impact the mix of Idaho Power's generation resources. When hydropower generation is reduced, Idaho Power must rely on more expensive generation sources and purchased power. When favorable hydropower generating conditions exist for Idaho Power, they also may exist for other Pacific Northwest hydropower facility operators, lowering regional wholesale market prices and impacting the revenue Idaho Power receives from wholesale energy sales. Much of the adverse or favorable impact of this volatility is addressed through the Idaho and Oregon power cost adjustment mechanisms. For 2019, Idaho Power expects generation from its hydropower resources to be in the range of 8.0 to 8.5 million MWh, compared with 20-year average annual hydropower generation of 7.5 million MWh.

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

•
Regulatory and Environmental Compliance Costs: Idaho Power is subject to extensive federal and state laws, policies, and regulations, as well as regulatory actions and audits by agencies and quasi-governmental agencies, including the FERC, the North American Electric Reliability Corporation, and the Western Electricity Coordinating Council. Compliance with these requirements directly influences Idaho Power's operating environment and affects Idaho Power's operating costs. Recently, energy industry regulators have issued substantial penalties for utilities alleged to have violated reliability and critical infrastructure protection requirements. Moreover, environmental laws and regulations, in particular, may increase the cost of constructing new facilities, may increase the cost of operating generation plants, including Idaho Power's jointly-owned coal-fired generating plants, may require that Idaho Power install additional pollution control devices at existing generating plants, or may require that Idaho Power cease operating certain generation plants. Idaho Power expects to spend significant amounts on environmental compliance and controls in the next decade, and due to economic factors in part associated with the costs of compliance with environmental regulation, has accelerated the retirement dates of two of its jointly-owned coal-fired generating plants.

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

RESULTS OF OPERATIONS

This section of MD&A takes a closer look at the significant factors that affected IDACORP’s and Idaho Power’s earnings during the three and nine months ended September 30, 2019. In this analysis, the results for the three and nine months ended September 30, 2019, are compared with the same periods in 2018.

The table below presents Idaho Power’s energy sales and supply (in thousands of MWh) for the three and nine months ended September 30, 2019 and 2018.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Retail energy sales	4,394	4,453	11,173	11,275
Wholesale energy sales	148	190	2,050	1,871
Bundled energy sales	307	129	453	426
Total energy sales	4,849	4,772	13,676	13,572
Hydropower generation	1,840	1,801	6,972	7,373
Coal generation	789	1,081	2,342	2,148
Natural gas and other generation	950	768	1,514	996
Total system generation	3,579	3,650	10,828	10,517
Purchased power	1,559	1,474	3,815	4,067
Line losses	(289)	(352)	(967)	(1,012)
Total energy supply	4,849	4,772	13,676	13,572

Weather-related information for Boise, Idaho for the three and nine months ended September 30, 2019 and 2018, is presented in the table below. While Boise, Idaho weather conditions are not necessarily representative of weather conditions throughout Idaho Power's service area, the greater Boise area has the majority of Idaho Power's customers and is included for illustrative purposes.

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Normal (2)	2019	2018	Normal (2)
Heating degree-days(1)	112	67	121	3,132	2,850	3,320
Cooling degree-days(1)	861	923	751	1,020	1,115	934
Precipitation (inches)	0.9	0.1	0.9	13.1	7.0	7.7
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

Sales Volume and Generation: Retail sales volumes decreased 1 percent in both the third quarter and first nine months of 2019, compared with the same periods of 2018. Greater precipitation in Idaho Power's service area during the three and nine months ended September 30, 2019, decreased usage per irrigation customers by approximately 6 percent and 12 percent, respectively, compared with the same periods in 2018. During the third quarter of 2019, usage per residential customer and usage per commercial customer were each approximately 2 percent lower than the same period of 2018, primarily due to more moderate temperatures, which decreased the use of electricity for air conditioning purposes. Customer growth partially offset the decrease in sales volumes per customer during the three and nine months ended September 30, 2019, compared with the same periods in 2018, with the number of Idaho Power's customers growing by 2.6 percent over the prior twelve months.

Total system generation decreased 2 percent for the third quarter compared with the third quarter in 2018. During the third quarter of 2019, hydropower generation increased 2 percent, purchased power increased 6 percent, and thermal generation decreased 6 percent compared with the third quarter in 2018. Total system generation increased 3 percent during the first nine months of 2019 as a 5 percent decrease in hydropower generation and 6 percent decrease in purchased power led to a 23 percent increase in thermal generation compared with the same period in 2018.

The financial impacts of fluctuations in wholesale energy sales, purchased power, fuel expense, and other power supply-related expenses are addressed in Idaho Power's Idaho and Oregon power cost adjustment mechanisms, which are described later in this MD&A.

Operating Revenues

Retail Revenues: The table below presents Idaho Power’s retail revenues (in thousands) and MWh sales volumes (in thousands) for the three and nine months ended September 30, 2019 and 2018, and the number of customers as of September 30, 2019 and 2018.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Retail revenues:
Residential (includes $6,446, $4,789, $24,988 and $23,841, respectively, related to the FCA)(1)	$133,550	$137,177	$388,566	$393,014
Commercial (includes $330, $305, $1,022, and $958, respectively, related to the FCA)(1)	80,304	85,936	224,382	237,127
Industrial	47,122	50,292	138,222	144,951
Irrigation	82,659	88,934	132,613	154,406
Provision for sharing	—	(1,500)	—	(1,500)
Deferred revenue related to HCC relicensing AFUDC(2)	(2,815)	(2,815)	(6,861)	(6,861)
Total retail revenues	$340,820	$358,024	$876,922	$921,137
Volume of retail sales (MWh)
Residential	1,332	1,326	3,854	3,766
Commercial	1,098	1,109	3,062	3,079
Industrial	859	854	2,541	2,502
Irrigation	1,105	1,164	1,716	1,928
Total retail MWh sales	4,394	4,453	11,173	11,275
Number of retail customers at period end
Residential	474,210	461,389
Commercial	72,647	71,416
Industrial	127	118
Irrigation	21,382	21,189
Total customers	568,366	554,112
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

Retail revenues decreased $17.2 million during the third quarter of 2019, and decreased $44.2 million during the first nine months of 2019, compared with the same periods in 2018. The factors affecting retail revenues during the period are discussed below.

•
Rates: Customer rates, excluding collections of amounts related to the power cost adjustment mechanism, decreased revenues by approximately $0.8 million and $6.7 million for the three and nine months ended September 30, 2019, respectively, compared with the same periods in 2018. The settlement stipulations approved by the IPUC and OPUC during the second quarter of 2018 relating to income tax reform reduced revenues in the third quarter and first nine months of 2019 more significantly than in the same periods of 2018. Customer rates also include the return to customers of amounts related to the power cost adjustment mechanism, which decreased revenues by $14.6 million and $31.7 million in the third quarter and first nine months of 2019, respectively, compared with the same periods of 2018. The amount returned to customers in rates under the power cost adjustment mechanism has no effect on operating income as a corresponding amount is recorded as a reduction of expense in the same period it is returned through rates.

•
Customers: Customer growth of 2.6 percent increased retail revenues by $8.0 million and $20.2 million in the third quarter and first nine months of 2019, respectively, compared with the same periods of 2018.

•
Usage: Decreased usage (on a per customer basis), primarily by irrigation customers, decreased retail revenues by $13.0 million and $28.7 million for the third quarter and first nine months of 2019, respectively, compared with the same periods of 2018. Decreased usage by irrigation customers was primarily the result of greater precipitation in Idaho Power's service area during the third quarter and first nine months of 2019 compared with the same periods of 2018. Also, residential and commercial customers used less energy per customer for air conditioning purposes, primarily due to more moderate temperatures compared with second and third quarters of 2018. The lower sales volumes on a per-customer basis in the second and third quarters of 2019 were partially offset by a 3 percent increase in sales volumes per residential customer in the first quarter of 2019 compared with the first quarter of 2018, as colder temperatures led residential customers to use more energy for heating.

•
Idaho FCA Revenue: The FCA mechanism, applicable to Idaho residential and small commercial customers, adjusts revenue each year to accrue, or defer, the difference between the authorized fixed-cost recovery amount per customer and the actual fixed costs per customer recovered by Idaho Power through volume-based rates during the year. Lower usage (on a per customer basis) by residential and small general service customers during the three and nine months ended September 30, 2019, increased the amount of FCA revenue accrued by $1.7 million and $1.2 million, respectively, compared with the same period in 2018.

•
Sharing: Retail revenue was impacted in 2018 by Idaho Power's revenue sharing mechanism. This mechanism is associated with Idaho regulatory settlement agreements that provide for the sharing with customers of a portion of Idaho-jurisdiction earnings exceeding a 10.0 percent Idaho ROE. The impact of this mechanism is partially recorded as a reduction to general business revenue. Idaho Power did not record any provision for sharing in third quarter and first nine months of 2019. During the third quarter and first nine months of 2018, Idaho Power recorded $1.5 million as a provision against current revenues.

Wholesale Energy Sales: Wholesale energy sales consist primarily of opportunity sales of surplus system energy and sales into the energy imbalance market implemented in the western United States (Western EIM), and do not include derivative transactions. The table below presents Idaho Power’s wholesale energy sales for the three and nine months ended September 30, 2019 and 2018 (in thousands, except for per MWh amounts).

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Wholesale energy revenues	$5,321	$12,408	$68,693	$35,093
Wholesale MWh sold	148	190	2,050	1,871
Average wholesale energy revenues per MWh	$35.95	$65.31	$33.51	$18.76

In the third quarter of 2019, wholesale energy revenues decreased $7.1 million, or 57 percent, and the wholesale energy volume decreased 42 thousand MWh, or 22 percent, compared with the third quarter of 2018. Lower wholesale energy volume sold to the Western EIM was mainly due to the increased supply of wholesale gas in the market, which impacted the regional wholesale energy prices during the third quarter of 2019 compared with the third quarter of 2018. For the first nine months of 2019, wholesale energy revenues increased $33.6 million, or 96 percent, and the wholesale energy volume increased 179 thousand MWh, or 10 percent, compared with the first nine months of 2018. The third quarter decrease in wholesale energy revenues explained above was more than offset by the effect of increased regional wholesale energy prices during the first six months of 2019 compared with 2018, due primarily to below-normal temperatures in the Northwest, a decrease in energy imports due to equipment maintenance, constricted natural gas supply, and limited production from the federal hydropower system due to freezing temperatures and low water flow.

Transmission Wheeling-Related Revenues: Transmission wheeling-related revenues decreased $5.1 million and $3.1 million during the three and nine months ended September 30, 2019, respectively, compared with the same periods in 2018, largely due to lower hydropower generation by other utilities in the Pacific Northwest and more moderate summer temperatures throughout the region in the third quarter of 2019 compared with the third quarter of 2018. During the first nine months of 2019, the third-

quarter decrease described above was partially offset by higher wheeling volumes during the first quarter of 2019 due to regional wholesale energy market activity. Also, Idaho Power's OATT rates decreased in October 2018.

Energy Efficiency Program Revenues: In both Idaho and Oregon, energy efficiency riders fund energy efficiency program expenditures. Expenditures funded through the riders are reported as an operating expense with an equal amount recorded in revenues, resulting in no net impact on earnings. The cumulative variance between expenditures and amounts collected through the rider is recorded as a regulatory asset or liability. A liability balance indicates that Idaho Power has collected more than it has spent and an asset balance indicates that Idaho Power has spent more than it has collected. At September 30, 2019, Idaho Power's energy efficiency rider balances were a $3.3 million regulatory liability in the Idaho jurisdiction and a $1.2 million regulatory asset in the Oregon jurisdiction.

Operating Expenses

Purchased Power: The table below presents Idaho Power’s purchased power expenses and volumes for the three and nine months ended September 30, 2019 and 2018 (in thousands, except for per MWh amounts).

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Expense
PURPA contracts	$56,848	$56,168	$143,837	$145,973
Other purchased power (including wheeling)	36,770	36,225	70,675	71,328
Total purchased power expense	$93,618	$92,393	$214,512	$217,301
MWh purchased
PURPA contracts	825	823	2,385	2,441
Other purchased power	734	651	1,430	1,626
Total MWh purchased	1,559	1,474	3,815	4,067
Average cost per MWh from PURPA contracts	$68.91	$68.25	$60.31	$59.80
Average cost per MWh from other sources	$50.10	$55.65	$49.42	$43.87
Weighted average - all sources	$60.05	$62.68	$56.23	$53.43

Purchased power expense was relatively consistent in the comparison periods, increasing $1.2 million, or 1 percent, during the third quarter of 2019 and decreasing $2.8 million, or 1 percent, in the first nine months of 2019 compared with the same periods of 2018.

Fuel Expense: The table below presents Idaho Power’s fuel expenses and thermal generation for the three and nine months ended September 30, 2019 and 2018 (in thousands, except for per MWh amounts).

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Expense
Coal	$27,309	$36,776	$82,620	$78,149
Natural gas	19,572	16,847	36,957	24,724
Total fuel expense	$46,881	$53,623	$119,577	$102,873
MWh generated
Coal	788	1,081	2,342	2,148
Natural gas	950	768	1,514	996
Total MWh generated	1,738	1,849	3,856	3,144
Average cost per MWh - Coal	$34.66	$34.02	$35.28	$36.38
Average cost per MWh - Natural gas	$20.60	$21.94	$24.41	$24.82
Weighted average, all sources	$26.97	$29.00	$31.01	$32.72

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

Fuel expense decreased $6.7 million, or 13 percent, in the third quarter of 2019 compared with the third quarter of 2018, due to a 2 percent increase in hydropower generation, which reduced Idaho Power's utilization of gas and coal generation. Fuel expense increased $16.7 million, or 16 percent, in the first nine months of 2019 compared with the first nine months of 2018 due to a 23 percent increase in thermal generation volumes, partially offset by the beneficial impact of natural gas hedges entered into during the first nine months of 2019. Increased thermal generation in the first nine months of 2019 offset a 5 percent decrease in hydropower generation between the comparable periods and provided generation for economic sales of energy in the wholesale energy market. In the first nine months of 2019, gains on settled financial gas hedges of $11.6 million, entered into in accordance with Idaho Power's energy risk management policies, reduced natural gas fuel expense. Most of these realized hedging gains are providing a benefit to customers through the power cost adjustment mechanisms described below.

Power Cost Adjustment Mechanisms: Idaho Power's power supply costs (primarily purchased power and fuel expense, less wholesale energy sales) can vary significantly from year to year. Volatility of power supply costs arises from factors such as weather conditions, wholesale market prices, volumes of power purchased and sold in the wholesale markets, Idaho Power's hydropower and thermal generation volumes and fuel costs, generation plant availability, and retail loads. To address the volatility of power supply costs, Idaho Power's power cost adjustment mechanisms in the Idaho and Oregon jurisdictions allow Idaho Power to recover from customers, or refund to customers, most of the fluctuations in power supply costs. In the Idaho jurisdiction, the PCA includes a cost or benefit sharing ratio that allocates the deviations in net power supply expenses between customers (95 percent) and Idaho Power (5 percent), with the exception of PURPA power purchases and demand response program incentives, which are allocated 100 percent to customers. The Idaho deferral period, or PCA year, runs from April 1 through March 31. Amounts deferred or accrued during the PCA year are primarily recovered or refunded during the subsequent June 1 through May 31 period. Because of the power cost adjustment mechanisms, the primary financial impacts of power supply cost variations is that cash is paid out but recovery from customers does not occur until a future period, or cash that is collected is refunded to customers in a future period, resulting in fluctuations in operating cash flows from year to year.

The table that follows presents the components of the Idaho and Oregon power cost adjustment mechanisms for the three and nine months ended September 30, 2019 and 2018 (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Power supply cost accrual	$2,844	$1,337	$58,596	$35,236
Amortization of prior year authorized balances	(19,256)	(6,412)	(32,661)	5,191
Total power cost adjustment expense	$(16,412)	$(5,075)	$25,935	$40,427

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

Other O&M Expenses: Other O&M expenses decreased $4.4 million, or 5 percent, and $7.0 million, or 3 percent, in the third quarter and first nine months of 2019 compared with the same periods of 2018. The lower other O&M expenses were due in part to a decrease in labor and benefit costs of $1.6 million and $1.9 million in the third quarter and first nine months of 2019, respectively, compared with the same periods in 2018. Additionally, as provided by the settlement stipulation approved by the IPUC in 2018 related to income tax reform, other O&M expenses in the third quarter and first nine months of 2018 included $2.9 million and $4.0 million, respectively, of non-cash amortization expense of regulatory deferrals that would otherwise be a future liability of Idaho customers. Also, for the first nine months of 2019 other O&M expenses related to Idaho Power's hydropower generation decreased $2.0 million compared with the first nine months of 2018, due primarily to fewer maintenance projects at hydropower locations.

Income Taxes

IDACORP's and Idaho Power's income tax expense increased $12.6 million and $12.4 million, respectively, for the nine months ended September 30, 2019, when compared with the same period in 2018, primarily due to the tax deduction for bond redemption costs incurred in the first nine months of 2018, the remeasurement of deferred taxes due to tax reform and a benefit from plant-related income tax return adjustments in the third quarter of 2018, and lower excess deferred income tax reversal. For information relating to IDACORP's and Idaho Power's computation of income tax expense effective income tax rates, see Note 2 - "Income Taxes" to the condensed consolidated financial statements included in this report.

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

Idaho Power funds its liquidity needs for capital expenditures through cash flows from operations, debt offerings, commercial paper markets, credit facilities, and capital contributions from IDACORP. Idaho Power periodically files for rate adjustments for recovery of operating costs and capital investments to provide the opportunity to align Idaho Power's earned returns with those allowed by regulators. Idaho Power uses operating and capital budgets to control operating costs and capital expenditures. During the first nine months of 2019, Idaho Power continued its efforts to optimize operations, control costs, and generate operating cash inflows to meet operating expenditures, contribute to capital expenditure requirements, and pay dividends to shareholders.

As of October 25, 2019, IDACORP's and Idaho Power's access to debt, equity, and credit arrangements included:

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

IDACORP and Idaho Power seek to maintain capital structures of approximately 50 percent debt and 50 percent equity, and maintaining this ratio influences IDACORP's and Idaho Power's debt and equity issuance decisions. As of September 30, 2019, IDACORP's and Idaho Power's capital structures, as calculated for purposes of applicable debt covenants, were as follows:

	IDACORP	Idaho Power
Debt	43%	45%
Equity	57%	55%

IDACORP and Idaho Power generally maintain their cash and cash equivalents in highly liquid investments, such as U.S. Treasury Bills, money market funds, and bank deposits.

Operating Cash Flows

IDACORP’s and Idaho Power’s operating cash inflows for the nine months ended September 30, 2019, were $287 million and $265 million, respectively, a decrease of $79 million for IDACORP and $54 million for Idaho Power, compared with the same period in 2018. With the exception of cash flows related to income taxes, IDACORP's operating cash flows are principally derived from the operating cash flow of Idaho Power. Significant items that affected the comparability of the companies' operating cash flows in the first nine months of 2019 compared with the same period in 2018 were as follows:

•	decreased net income;

•	changes in deferred taxes and in taxes accrued and receivable combined to increase cash flows by $13 million at IDACORP and decrease cash flows by $18 million at Idaho Power;

•
changes in regulatory assets and liabilities, mostly related to the relative amounts of costs deferred and collected under the Idaho PCA mechanism and demand-side management program, decreased operating cash flows by $29 million;

•	changes in working capital balances due primarily to timing, including fluctuations in accounts receivable, other current assets, and accounts payable, as follows:

◦	timing of collections of accounts receivable balances decreased operating cash flows by $12 million for IDACORP and Idaho Power;

◦
the changes in other current assets decreased operating cash flows by $9 million for IDACORP and Idaho Power, which was primarily due to an increase in fuel stock inventory as a result of the timing of purchases and consumption of coal at Idaho Power's jointly-owned coal-fired generating plants; and

◦
timing of accounts payable payments decreased operating cash flows by $25 million and increased operating cash flows by $30 million for IDACORP and Idaho Power, respectively, of which $55 million of the difference between IDACORP and Idaho Power related to intercompany estimated income tax payments.

Investing Cash Flows

Investing activities consist primarily of capital expenditures related to new construction and improvements to Idaho Power’s generation, transmission, and distribution facilities. IDACORP’s and Idaho Power’s net investing cash outflows for the nine months ended September 30, 2019, were $193 million and $190 million, respectively. Investing cash outflows for 2019 and 2018 were primarily for construction of utility infrastructure needed to address Idaho Power’s aging plant and equipment, customer growth, and environmental and regulatory compliance requirements.

Financing Cash Flows

Financing activities provide supplemental cash for both day-to-day operations and capital requirements, as needed. Idaho Power funds liquidity needs for capital investment, working capital, managing commodity price risk, and other financial commitments through cash flows from operations, debt offerings, commercial paper markets, credit facilities, and capital contributions from IDACORP. IDACORP funds its cash requirements, such as payment of taxes, capital contributions to Idaho Power, and non-utility expenses allocated to IDACORP, through cash flows from operations, commercial paper markets, sales of common stock, and credit facilities. IDACORP's and Idaho Power's net financing cash outflows for the nine months ended September 30, 2019, were $101 million and $97 million, respectively. In the first nine months of 2019, IDACORP and Idaho Power paid cash dividends of $96 million.

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

The Indenture limits the amount of first mortgage bonds at any one time outstanding to $2.5 billion, and as a result, the maximum amount of additional first mortgage bonds Idaho Power could issue as of September 30, 2019 was limited to approximately $669 million. Separately, the Indenture also limits the amount of additional first mortgage bonds that Idaho Power may issue to the sum of (a) the principal amount of retired first mortgage bonds and (b) 60 percent of total unfunded property additions, as defined in the Indenture. As of September 30, 2019, Idaho Power could issue approximately $2.0 billion of additional first mortgage bonds based on retired first mortgage bonds and total unfunded property additions.

Pollution Control Tax-Exempt Bonds: In August 2019, Idaho Power purchased and remarketed two of its outstanding series of pollution control tax-exempt bonds, one in the aggregate principal amount of $49.8 million issued in 2003 by Humboldt County, Nevada and due in 2024, and the other in the aggregate principal amount of $116.3 million issued in 2006 by Sweetwater County, Wyoming and due in 2026. The bonds were remarketed with substantially the same terms, but with lower term interest rates. The term interest rate of the series due in 2024 decreased from 5.15 percent to 1.45 percent and the term interest rate of the series due in 2026 decreased from 5.25 percent to 1.70 percent. Idaho Power expects the lower interest rates to reduce interest expense by approximately $5.6 million annually for the next five years and $3.9 million annually thereafter for the final two years of the longer-lived bonds.

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

Each facility contains a covenant requiring each company to maintain a leverage ratio of consolidated indebtedness to consolidated total capitalization equal to or less than 65 percent as of the end of each fiscal quarter. In determining the leverage ratio, "consolidated indebtedness" broadly includes all indebtedness of the respective borrower and its subsidiaries, including, in some instances, indebtedness evidenced by certain hybrid securities (as defined in the credit agreement). "Consolidated total capitalization" is calculated as the sum of all consolidated indebtedness, consolidated stockholders' equity of the borrower and its subsidiaries, and the aggregate value of outstanding hybrid securities. At September 30, 2019, the leverage ratios for IDACORP and Idaho Power were 43 percent and 45 percent, respectively. IDACORP's and Idaho Power's ability to utilize the credit facilities is conditioned upon their continued compliance with the leverage ratio covenants included in the credit facilities. There are additional covenants, subject to exceptions, that prohibit certain mergers, acquisitions, and investments, restrict the creation of certain liens, and prohibit entering into any agreements restricting dividend payments from any material subsidiary.

At September 30, 2019, IDACORP and Idaho Power believed they were in compliance with all facility covenants. Further, IDACORP and Idaho Power do not believe they will be in violation or breach of their respective debt covenants during 2019.

Without additional approval from the IPUC, the OPUC, and the WPSC, the aggregate amount of short-term borrowings by Idaho Power at any one time outstanding may not exceed $450 million. Idaho Power has obtained approval of the IPUC, the OPUC, and the WPSC for the issuance of short-term borrowings through November 2022. In anticipation of Idaho Power and

IDACORP potentially seeking to extend the terms of their credit facilities, in October 2019 Idaho Power filed applications with the IPUC, the OPUC, and the WPSC seeking new authorizations to extend through December 31, 2026, short-term and mid-term borrowings for a term of three years or less by Idaho Power at any one time outstanding not to exceed $450 million.

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

Available Short-Term Borrowing Liquidity

The table below outlines available short-term borrowing liquidity as of the dates specified (in thousands).

	September 30, 2019		December 31, 2018
	IDACORP(2)	Idaho Power	IDACORP(2)	Idaho Power
Revolving credit facility	$100,000	$300,000	$100,000	$300,000
Commercial paper outstanding	—	—	—	—
Identified for other use(1)	—	(24,245)	—	(24,245)
Net balance available	$100,000	$275,755	$100,000	$275,755
(1) Port of Morrow and American Falls bonds that Idaho Power could be required to purchase prior to maturity under the optional or mandatory purchase provisions of the bonds, if the remarketing agent for the bonds is unable to sell the bonds to third parties.
(2) Holding company only.

At October 25, 2019, IDACORP had no loans outstanding under its credit facilities and had no commercial paper outstanding. Idaho Power had no loans outstanding under its credit facilities and no commercial paper outstanding. During the three and nine months ended September 30, 2019, IDACORP and Idaho Power borrowed no short-term commercial paper.

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

Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties. As of September 30, 2019, Idaho Power had posted $1.5 million performance assurance collateral related to these contracts. Should Idaho Power experience a reduction in its credit rating on its unsecured debt to below investment grade, Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral, and counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions. Based upon Idaho Power’s current energy and fuel portfolio and market conditions as of September 30, 2019, the amount of additional collateral that could be requested upon a downgrade to below investment grade is approximately $10.8 million. To minimize capital requirements, Idaho Power actively monitors its portfolio exposure and the potential exposure to additional requests for performance assurance collateral through sensitivity analysis.

Capital Requirements

Idaho Power's construction expenditures, excluding AFUDC, were $191 million during the nine months ended September 30, 2019. The cash expenditure amount excludes net costs of removing assets from service. The table below presents Idaho Power's estimated accrual-basis expenditures for construction for 2019 (including amounts incurred to-date) through 2023 (in millions of dollars). The amounts in the table exclude AFUDC but include net costs of removing assets from service that Idaho Power expects would be eligible to include in rate base in future rate case proceedings. However, given the uncertainty associated with the timing of infrastructure projects and associated expenditures, actual expenditures and their timing could deviate substantially from those set forth in the table.

	2019	2020	2021-2023
Expected capital expenditures (excluding AFUDC)	$280-$290	$285-$300	$875-$925

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

Boardman-to-Hemingway Transmission Line: The Boardman-to-Hemingway line, a proposed 300-mile, 500-kV transmission project between a station near Boardman, Oregon, and the Hemingway station near Boise, Idaho, would provide transmission service to meet future resource needs. In January 2012, Idaho Power entered into a joint funding agreement with PacifiCorp and the Bonneville Power Administration to pursue permitting of the project. The joint funding agreement provides that Idaho Power's interest in the permitting phase of the project would be approximately 21 percent, and that during future negotiations relating to construction of the transmission line, Idaho Power would seek to retain at least that percentage interest in the completed project. Total cost estimates for the project are between $1.0 billion and $1.2 billion, including Idaho Power's AFUDC. This cost estimate is preliminary and excludes the impacts of inflation and price changes of materials and labor resources that may occur following the date of the estimate.

Approximately $104 million, including AFUDC, has been expended on the Boardman-to-Hemingway project through September 30, 2019. Pursuant to the terms of the joint funding arrangements, Idaho Power has received $71 million as of September 30, 2019, from project co-participants for their share of costs. As of the date of this report, no material co-participant reimbursements are outstanding. Joint permitting participants are obligated to reimburse Idaho Power for their share of any future project permitting expenditures incurred by Idaho Power.

The permitting phase of the Boardman-to-Hemingway project is subject to federal review and approval by the U.S. Bureau of Land Management (BLM), the U.S. Forest Service, the Department of the Navy, and certain other federal agencies. The BLM issued its record of decision for the project in November 2017, approving a right-of-way grant for the project to cross approximately 86 miles of BLM-administered land. The U.S. Forest Service issued its record of decision in November 2018 authorizing the project to cross approximately seven miles of National Forest lands. In September 2019, the Department of the Navy issued its record of decision authorizing the project to cross approximately seven miles of Department of the Navy lands. In the separate Oregon state permitting process, the Oregon Department of Energy issued a Draft Proposed Order in May 2019 that recommends approval of the project to the state's Energy Facility Siting Council. The Oregon Department of Energy is expected to issue a Proposed Order in early 2020. Given the status of ongoing permitting activities and the construction period, Idaho Power expects the in-service date for the transmission line to be in 2026 or beyond.

Gateway West Transmission Line: Idaho Power and PacifiCorp are pursuing the joint development of the Gateway West project, a 500-kV transmission project between a station located near Douglas, Wyoming and the Hemingway station located near Boise, Idaho. In January 2012, Idaho Power and PacifiCorp entered a joint funding agreement for permitting of the project. Idaho Power has expended approximately $40 million, including Idaho Power's AFUDC, for its share of the permitting phase of the project through September 30, 2019. As of the date of this report, Idaho Power estimates the total cost for its share of the project (including both permitting and construction) to be between $250 million and $450 million, including AFUDC. Idaho Power and PacifiCorp continue to coordinate the timing of next steps to best meet customer and system needs.

Defined Benefit Pension Plan Contributions

Idaho Power has no minimum contribution requirement to its defined benefit pension plan in 2019; however, after evaluating market conditions and expected 2019 cash flows, Idaho Power contributed $40 million to the plan during the first nine months of 2019. Idaho Power's contributions are made in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions and to mitigate the cost of being in an underfunded position. The primary impact of pension contributions is on the timing of cash flows, as the timing of cost recovery lags behind contributions.

Contractual Obligations

During the nine months ended September 30, 2019, IDACORP's and Idaho Power's contractual obligations, outside the ordinary course of business, did not change materially from the amounts disclosed in the 2018 Annual Report, except that Idaho Power entered into four new replacement contracts for expiring power purchase agreements with hydropower PURPA-qualifying facilities and one new agreement with a solar PURPA-qualifying facility, which increased Idaho Power's contractual purchase obligations by approximately $24 million over the 20-year terms of the contracts.

Also, in March 2019, Idaho Power signed a 20-year power purchase agreement, pending approval by the IPUC and OPUC, to purchase the output from a planned 120-megawatt solar facility. If approved, the agreement would increase contractual obligations by $136 million over the 20-year term. In October 2019, Idaho Power exercised its right under the power purchase agreement to negotiate during the fourth quarter of this year for the acquisition by Idaho Power or its affiliates of the right to own the planned 120-megawatt solar facility. If an acquisition agreement is reached and the power purchase agreement is approved by the IPUC and OPUC, it could affect the net impact on Idaho Power or its affiliates of the contractual obligation related to the 20-year power purchase agreement described above.

Off-Balance Sheet Arrangements

IDACORP's and Idaho Power's off-balance sheet arrangements have not changed materially from those reported in MD&A in the 2018 Annual Report.

REGULATORY MATTERS

Introduction

Idaho Power's development of regulatory filings takes into consideration short-term and long-term needs for rate relief and involves several factors that can affect the timing of these filings. These factors include, among others, the in-service dates of major capital investments, the timing and magnitude of changes in major revenue and expense items, and customer growth rates. Idaho Power's most recent general rate cases in Idaho and Oregon were filed during 2011. In 2012, large single-issue rate cases for the Langley Gulch power plant in Idaho and Oregon resulted in the resetting of base rates in both Idaho and Oregon. Idaho Power also reset its base-rate power supply expenses in the Idaho jurisdiction for purposes of updating the collection of costs through retail rates in 2014 but without a resulting net increase in rates. The IPUC and OPUC have also approved smaller base rate changes in single issue cases subsequent to 2014. Between general rate cases, Idaho Power relies upon customer growth, a fixed cost adjustment mechanism, power cost adjustment mechanisms, tariff riders, and other mechanisms to mitigate the impact of regulatory lag, which refers to the period of time between making an investment or incurring an expense and recovering that investment or expense and earning a return. Management's regulatory focus in recent years has been largely on regulatory settlement stipulations and the design of rate mechanisms. Idaho Power continues to assess the need and timing of filing a general rate case in its two retail jurisdictions, based on its consideration of factors such as those described above, but does not anticipate filing a general rate case in the next twelve months.

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
In February 2019, Idaho Power reached an agreement with NV Energy that facilitates the planned end of Idaho Power's participation in coal-fired operations at units 1 and 2 of its Valmy Plant in 2019 and 2025, respectively. In May 2019, the IPUC issued an order approving the Valmy Plant agreement and allowing Idaho Power to recover through customer rates in Idaho the $1.2 million incremental annual levelized revenue requirement associated with required Valmy Plant investments and other exit costs.

Valmy Plant Agreement - Oregon	New base rate effective January 1, 2020	$3.2 million annual decrease
In February 2019, Idaho Power reached an agreement with NV Energy that facilitates the planned end of Idaho Power's participation in coal-fired operations at units 1 and 2 of its Valmy Plant in 2019 and 2025, respectively. In October 2019, the OPUC approved the Valmy Plant agreement and authorized Idaho Power to adjust customer rates in Oregon, effective January 1, 2020, to reflect a decrease in the annual levelized revenue requirement of $3.2 million, which mostly relates to the associated decrease in depreciation expense and other costs. Idaho Power expects the effect on net income to be immaterial.

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

Based on its estimate of full-year 2019 Idaho ROE, in both the third quarter and first nine months of 2019, Idaho Power recorded no additional ADITC amortization or provision against current revenues for sharing of earnings with customers for 2019 under the October 2014 Idaho Earnings Support and Sharing Settlement Stipulation. Accordingly, at September 30, 2019, the full $45 million of additional ADITC remains available for future use under the terms of the October 2014 Idaho Earnings Support and Sharing Settlement Stipulation. Idaho Power recorded a $1.5 million provision against revenues for sharing of earnings with customers during the third quarter of 2018, based on its then-current estimate of full-year 2018 Idaho ROE.

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

The table that follows summarizes the change in deferred (accrued) net power supply costs during the nine months ended September 30, 2019 (in millions).

	Idaho	Oregon	Total
Deferred (accrued) net power supply costs at December 31, 2018	$(42.1)	$(0.2)	$(42.3)
Current period net power supply costs accrued	(58.6)	—	(58.6)
Revenue sharing	(5.0)	—	(5.0)
Western EIM cost recovery to be collected through Idaho PCA	2.4	—	2.4
Prior amounts refunded through rates	35.9	0.1	36.0
SO2 allowance and renewable energy certificate sales	(4.1)	(0.2)	(4.3)
Interest and other	(1.3)	—	(1.3)
Deferred (accrued) net power supply costs at September 30, 2019	$(72.8)	$(0.3)	$(73.1)

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

Open Access Transmission Tariff

Idaho Power uses a formula rate for transmission service provided under its OATT, which allows transmission rates to be updated annually based primarily on financial and operational data Idaho Power files with the FERC. In August 2019, Idaho Power filed its 2019 final transmission rate with the FERC, reflecting a transmission rate of $27.32 per "kW-year," effective for the period from October 1, 2019, to September 30, 2020. A "kW-year" is a unit of electrical capacity equivalent to 1 kilowatt of power used for 8,760 hours. Idaho Power's rate is based on a net annual transmission revenue requirement of $107.0 million. The existing OATT rate in effect from October 1, 2018, to September 30, 2019, was $31.25 per kW-year based on a net annual transmission revenue requirement of $123.1 million. The decrease in the OATT rate is largely attributable to federal tax reform and increased short-term firm and non-firm transmission revenues in 2018, which serve as an offset to the transmission revenue requirement.

2019 Integrated Resource Plan

Idaho Power filed its most recent IRP with the IPUC and OPUC in June 2019. The 2019 IRP assumes a forecasted annual growth in average energy demand of 1.0 percent and a forecasted annual growth in peak-hour demand of 1.2 percent over the 20-year period. The 2019 IRP identified a preferred resource portfolio and action plan, which includes the completion of the Boardman-to-Hemingway transmission line by 2026, the end to Idaho Power's participation in coal-fired operations at the Valmy Plant units 1 and 2 in 2019 and 2025, respectively, the end to Idaho Power's participation in coal-fired operations at two Jim Bridger plant units in 2022 and 2026, respectively, and the acquisition of two solar resources in 2022 and 2023, respectively. However, as noted in the 2019 IRP, there is considerable uncertainty surrounding the resource sufficiency estimates and project completion dates, including uncertainty around the timing and extent of third party development of renewable resources, fuel commodity prices, the actual completion date of the Boardman-to-Hemingway transmission project, and the economics and logistics of plant retirements. These uncertainties, as well as others, could result in changes to the desirability of the preferred portfolio and adjustments to the timing and nature of anticipated and actual actions.
The 2019 IRP was Idaho Power's first IRP to use a long-term capacity expansion modeling system to identify economic resource portfolios under a range of future system conditions. This model simulates the entire western interconnection system to find an optimized western-interconnection resource portfolio. Subsequent to filing the 2019 IRP, Idaho Power identified that the optimization method used by the modeling software did not also model an optimized Idaho Power-specific system. Idaho Power is conducting further analysis and simulations on resource optimization based on an Idaho Power-specific system. On October 28, 2019, Idaho Power requested additional time from the IPUC to analyze the 2019 IRP modeling and expects to supplement the currently filed 2019 IRP with additional information and modeling results in the first quarter of 2020. If Idaho Power identifies significant differences in the results associated with additional modeling, it could modify the preferred resource portfolio identified in the 2019 IRP, which could alter the anticipated timing and nature of plant additions and retirements.
Renewable and Other Energy Contracts

Idaho Power has contracts for the purchase of electricity produced by third-party owned generation facilities, most of which produce energy with the use of renewable generation sources such as wind, solar, biomass, small hydropower and geothermal. The majority of these contracts are entered into as mandatory purchases under PURPA. As of September 30, 2019, Idaho Power had contracts to purchase energy from 127 on-line PURPA projects. An additional three contracts are with on-line non-PURPA projects, including the Elkhorn Valley wind project with a 101-MW nameplate capacity.

The following table sets forth, as of September 30, 2019, the resource type and nameplate capacity of Idaho Power's signed agreements for power purchases from PURPA and non-PURPA generating facilities. These agreements have original contract terms ranging from one to 35 years.

Resource Type	On-line megawatts (MW)	Under Contract but not yet On-line (MW)	Total Projects under Contract (MW)
PURPA:
Wind	627	—	627
Solar	290	30	320
Hydropower	147	2	149
Other	56	—	56
Total	1,120	32	1,152
Non-PURPA:
Wind	101	—	101
Geothermal	35	—	35
Solar	—	120	120
Total	136	120	256

The projects not yet on-line include one hydropower PURPA project and five solar PURPA projects that are scheduled to be on-line in 2019 and one solar PURPA project scheduled to be on-line in 2022. The non-PURPA solar project, subject to approval of the purchase agreement by the IPUC, is scheduled to be on-line in 2022.

In September 2019, the FERC issued a Notice of Proposed Rulemaking that, if adopted, could affect how states determine PURPA project avoided cost rates for purchases of power generated from qualified facilities (QF), which facilities are eligible for QF status, whether and when certain QFs can enter into purchase agreements with utilities, and how parties can contest the eligibility of a generation facility seeking QF status. As of the date of this report, Idaho Power is unable to determine the impact of these potential changes on the company's future obligations for new PURPA power purchase contracts, as it would require further action by the state public utility commissions to implement many of the changes. While the ultimate impact of implementation of those changes is yet to be determined, taken as a whole, Idaho Power believes that the changes could reduce the number of future PURPA generation projects, which could reduce purchased power costs for Idaho Power. Substantially all PURPA power purchase costs are recovered through base rates and Idaho Power's power cost adjustment mechanisms.

Customer-Owned Generation Filings

In July 2017, Idaho Power filed an application with the IPUC related to residential and small commercial customers who install their own on-site generation, seeking the creation of two new classes of customers, with no request to change pricing or compensation (Residential and Small General Service Customer Case). In May 2018, the IPUC issued an order authorizing the creation of the new customer classes. In that order, the IPUC also stated its intent to open an Idaho Power-specific docket to comprehensively study on-site generation and ordered Idaho Power to file a study with the IPUC exploring fixed-cost recovery prior to its next general rate case. In September 2018, the IPUC issued an order requiring further investigation to resolve eligibility issues for the new customer classes. In October 2018, Idaho Power filed petitions requesting that the IPUC open two new cases to study fixed-cost recovery, and the costs and benefits of and the proper rate design for on-site generation, respectively. In April 2019, Idaho Power filed an application with the IPUC requesting that the IPUC initiate a proceeding to explore modifications, for implementation by January 1, 2020, to the compensation structure and excess energy value for large commercial, industrial, and irrigation customers who install their own on-site generation. In April 2019, the IPUC issued an order acknowledging Idaho Power's application and setting forth procedures for the case to be processed.

On October 11, 2019, Idaho Power filed a settlement stipulation with the IPUC regarding changes to the compensation structure for customer generation in the Residential and Small General Service Customer Case. If the IPUC approves the settlement stipulation, the new compensation rates would begin to go into effect on January 1, 2020, and Idaho Power would implement the new pricing structure over an eight-year period.

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

In April 2019, the states of Idaho and Oregon, along with Idaho Power, reached a settlement pertaining to the CWA Section 401 certification that requires Idaho Power to increase the number of Chinook salmon it releases each year through expanded hatchery production. Additionally, Idaho Power is required to fund a total of $12 million of research and water quality improvements in the HCC, over a 20-year period following the issuance of the license. These measures are in exchange for Oregon removing the fish passage requirement from the Oregon Section 401 certification for at least the first 20 years after final license issuance. Idaho Power estimates that the combined cost of the mandated water quality improvements and expanded hatchery production is $20 million over the first 20 years of the new license term. In May 2019, Oregon and Idaho issued final CWA Section 401 certifications. These certifications have been submitted to the FERC as part of the relicensing process. In July 2019, several third-parties filed lawsuits against the Oregon Department of Environmental Quality in Oregon state court challenging the Oregon CWA Section 401 certification based on fish passage, water temperature, and mercury issues associated with the Snake River and HCC. No parties challenged the Idaho CWA 401 certification. Idaho Power continues to expect the FERC to issue an HCC license no earlier than 2022.

Costs for the relicensing of Idaho Power's hydropower projects are recorded in construction work in progress until new multi-year licenses are issued by the FERC, at which time the charges are transferred to electric plant in service. Idaho Power expects to seek timely recovery of relicensing costs and costs related to a new long-term license through the ratemaking process. Relicensing costs of $318 million (including AFUDC) for the HCC were included in construction work in progress at September 30, 2019. As of the date of this report, the IPUC authorizes Idaho Power to include in its Idaho jurisdiction rates $8.8 million of AFUDC annually relating to the HCC relicensing project. Collecting these amounts currently will reduce future collections when HCC relicensing costs are approved for recovery in base rates. As of September 30, 2019, Idaho Power's regulatory liability for collection of AFUDC relating to the HCC was approximately $148 million.

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

ENVIRONMENTAL MATTERS

Overview

Idaho Power is subject to a broad range of federal, state, regional, and local laws and regulations designed to protect, restore, and enhance the environment, including the Affordable Clean Energy (ACE) rule and other Clean Air Act (CAA) requirements, the CWA, the Resource Conservation and Recovery Act, the Toxic Substances Control Act, the Comprehensive Environmental Response, Compensation and Liability Act, and the Endangered Species Act (ESA), among other laws. These laws are administered by various federal, state, and local agencies. In addition to imposing continuing compliance obligations and associated costs, these laws and regulations provide authority to regulators to levy substantial penalties for noncompliance, injunctive relief, and other sanctions. Idaho Power's three jointly-owned coal-fired power plants and three wholly-owned natural gas-fired combustion turbine power plants are subject to many of these regulations. Idaho Power's 17 hydropower projects are also subject to numerous water discharge standards and other environmental requirements.

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

Endangered Species Act Matters

Species Listings and Critical Habitat Designations

The listing of a species of fish, wildlife, or plant as threatened or endangered under the ESA may have an adverse impact on Idaho Power's ability to construct generation, transmission, or distribution facilities or relicense or operate its hydropower facilities. When a species is added to the federal list of threatened and endangered species, it may be protected from “take,” which is defined to include harming the species. The ESA directs that, concurrent with a designation of a threatened or endangered species, and where prudent and determinable, the applicable agencies also designate “any habitat of such species which is then considered to be critical habitat.” The ESA also provides that each federal agency must ensure that any action they authorize, fund, or carry out is not likely to jeopardize the continued existence of a listed species or result in the destruction or adverse modification of its critical habitat. If an action is determined to result in adverse modification of critical habitat, the federal agency must adopt changes to the proposed action to avoid the adverse modification. These changes are often quite extensive and can affect the size, scope, and even the feasibility of a project moving forward. In August 2019, the U.S. Fish and Wildlife Service (USFWS) and the National Marine Fisheries Service (NMFS) issued a set of regulatory changes to some of the standards under which listings, delisting, and reclassifications, and critical habitat designations are made. While the ultimate impact of implementation of those changes is yet to be determined, taken as a whole, Idaho Power believes that the changes could reduce the role of climate change models in listing decisions and the designation of critical habitat in areas where species are not present, which could reduce Idaho Power’s obligations for mitigation under the ESA related to various construction and relicensing projects.

The construction of generation, transmission, or distribution facilities and the relicensing of Idaho Power's hydropower projects can be federally authorized actions that fall under the ESA. There are threatened or endangered species within Idaho Power's service area and within or near proposed transmission line routes, including the slickspot peppergrass. Further, there are ESA-listed fish and other aquatic species located in waterways in which Idaho Power has hydropower facilities, including fall Chinook salmon, bull trout, Bliss Rapids snail, and Snake River physa snail. To date, efforts to protect these and other listed species have not significantly affected generation levels or operating costs at any of Idaho Power's hydropower facilities. However, the ongoing relicensing of the HCC presents endangered species and fisheries issues that may require operational adjustments and could adversely impact the amount of output from hydropower dams, potentially causing Idaho Power to rely on more expensive sources for power generation or market purchases.

Clean Air Act Matters

Regional Haze Rules: In accordance with federal regional haze rules under the CAA, coal-fired utility boilers are subject to regional haze - best available retrofit technology (RH BART) if they were built between 1962 and 1977 and affect any "Class I" (wilderness) areas. This includes all four units at the Jim Bridger plant and the Boardman coal-fired plant. The RH BART rules would have required installation of a suite of emissions controls at the Boardman plant; however, in December 2010, the Oregon Environmental Quality Commission approved a plan to install a less costly suite of environmental controls and cease coal-fired operations at the Boardman power plant no later than December 31, 2020.

In December 2009, the Wyoming Department of Environmental Quality (WDEQ) issued a RH BART permit to PacifiCorp as the operator of the Jim Bridger plant. As part of the WDEQ's long term strategy for regional haze, the permit required that PacifiCorp install SCR equipment for nitrogen oxide (NOx) control at Jim Bridger plant units 3 and 4 by December 31, 2015 and December 31, 2016, respectively, which has been completed, and submit an application by December 31, 2017 to install add-on NOx controls at Jim Bridger plant unit 2 by 2021 and unit 1 by 2022, which was submitted in December 2017. In November 2010, PacifiCorp and the WDEQ signed a settlement agreement under which PacifiCorp agreed to the timing and nature of the controls. The settlement agreement was conditioned on the EPA ultimately approving those portions of the Wyoming regional haze SIP that are consistent with the terms of the settlement agreement. In January 2014, the EPA approved Wyoming's regional haze SIP as to the Jim Bridger plant, with the NOx control compliance dates set forth in the settlement agreement. Several interested parties have appealed the EPA's decisions on Wyoming's regional haze SIP on various grounds. Idaho Power has not appealed the EPA's decisions but has intervened in the proceedings to participate if and to the extent the Jim Bridger plant could be affected.

In February 2019, PacifiCorp submitted to the WDEQ an alternative regional haze compliance plan for the Jim Bridger plant that includes a reduced plant-wide monthly limit on emissions for NOx and SO2 and an annual total emissions cap of NOx and SO2 for units 1-4. If the compliance plan as proposed is approved by WDEQ and finalized, Idaho Power does not believe it would move forward with the installation of SCR equipment at units 1 and 2.

Clean Water Act Matters

Definition of “Waters of the United States” Under the CWA: In August 2015, the U.S. Environmental Protection Agency's (EPA) and U.S. Army Corps of Engineers' (USACE) final rule defining the phrase "waters of the United States" (WOTUS) under the CWA became effective (WOTUS Rule). Idaho Power believes that the 2015 rule potentially expanded federal jurisdiction under the CWA beyond traditional navigable waters, interstate waters, territorial seas, tributaries, and adjacent wetlands, to a number of other waters, including waters with a "significant nexus" to those traditional waters. The WOTUS Rule was widely challenged in both federal district and circuit courts. The WOTUS Rule does not currently apply in 28 states, including Idaho, and litigation regarding the WOTUS Rule continues. In February 2019, the EPA and USACE published a revised definition of WOTUS, which would reduce the number of waters in Idaho Power's service area subject to the WOTUS Rule. In September 2019, the EPA and USACE issued the final rule to repeal the WOTUS Rule and are expected to publish a final replacement rule defining WOTUS by the end of 2019.

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

Clean Power Plan Repealed; Affordable Clean Energy Rule Adopted: In June 2014, the EPA released, under Section 111(d) of the CAA, a proposed rule for addressing greenhouse gases (GHG) from existing fossil fuel-fired electric generating units (EGUs). The proposed rule was intended to achieve a 30 percent reduction in CO2 emissions from the power sector by 2030. In August 2015, the EPA released the final rule under Section 111(d) of the CAA, referred to as the Clean Power Plan (CPP), which required states to adopt plans to collectively reduce 2005 levels of power sector CO2 emissions by 32 percent by the year 2030. In June 2019, the EPA released the ACE rule to replace the CPP under Section 111(d) of the CAA for existing electric utility generating units. The new rule provides states with new emissions guidelines that inform the state development of standards of performance to reduce CO2 emissions from existing generation facilities and is limited to reduction and compliance measures that occur at the physical location of each plant, removing the proposal to require reductions outside the boundaries of plants. The ACE rule also provides for more state-specific control over implementation of the rule to address greenhouse gas emissions from existing coal-fired power plants, with a focus on state evaluation of improvement potential, technical feasibility, applicability, and remaining useful life of each unit. States are required to submit their compliance plans to the EPA by July 2022. In August 2019, twenty-two states sued the EPA in federal appeals court to challenge the ACE rule.

Because the rule is premised on state implementation plans, the terms of which Idaho Power does not control, as of the date of this report Idaho Power is uncertain whether and to what extent the ACE rule may impact its operations in the near term. Idaho Power's preliminary review of the rule indicates that it may not have substantial impacts on Idaho Power's operation of existing thermal generation units due to its planned retirements and other planned upgrades at each generating facility.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IDACORP is exposed to market risks, including changes in interest rates, changes in commodity prices, credit risk, and equity price risk. The following discussion summarizes material changes in these risks since December 31, 2018, and the financial instruments, derivative instruments, and derivative commodity instruments sensitive to changes in interest rates, commodity prices, and equity prices that were held at September 30, 2019. IDACORP has not entered into any of these market-risk-sensitive instruments for trading purposes.

Interest Rate Risk

IDACORP manages interest expense and short- and long-term liquidity through a combination of fixed rate and variable rate debt. Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly-rated financial institutions may be used to achieve the desired combination.

Variable Rate Debt: As of September 30, 2019, IDACORP had no net floating rate debt, as the carrying value of short-term investments exceeded the carrying value of outstanding variable-rate debt.

Fixed Rate Debt: As of September 30, 2019, IDACORP had $1.8 billion in fixed rate debt, with a fair market value of approximately $2.1 billion. These instruments are fixed rate and, therefore, do not expose the companies to a loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $274 million if market interest rates were to decline by one percentage point from their September 30, 2019 levels.

Commodity Price Risk

IDACORP's exposure to changes in commodity prices is related to Idaho Power's ongoing utility operations that produce electricity to meet the demand of its retail electric customers. These changes in commodity prices are mitigated in large part by Idaho Power's Idaho and Oregon power cost adjustment mechanisms. To supplement its generation resources and balance its supply of power with the demand of its retail customers, Idaho Power participates in the wholesale marketplace. IDACORP's commodity price risk as of September 30, 2019, had not changed materially from that reported in Item 7A of IDACORP's Annual Report on Form 10-K for the year ended December 31, 2018 (2018 Annual Report). Information regarding Idaho Power’s use of derivative instruments to manage commodity price risk can be found in Note 11 - "Derivative Financial Instruments" to the condensed consolidated financial statements included in this report.

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

The use of performance assurance collateral in the form of cash, letters of credit, or guarantees is common industry practice. Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties. As of September 30, 2019, Idaho Power had posted $1.5 million performance assurance collateral related to these contracts. Should Idaho Power experience a reduction in its credit rating on Idaho Power's unsecured debt to below investment grade Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral. Counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions. Based upon Idaho Power's energy and fuel portfolio and market conditions as of September 30, 2019, the amount of collateral that could be requested upon a downgrade to below investment grade was approximately $10.8 million. To minimize capital requirements, Idaho Power actively monitors the portfolio exposure and the potential exposure to additional requests for performance assurance collateral calls through sensitivity analysis.

IDACORP's credit risk related to uncollectible accounts, net of amounts reserved, as of September 30, 2019, had not changed materially from that reported in Item 7A of the 2018 Annual Report. Additional information regarding Idaho Power’s management of credit risk and credit contingent features can be found in Note 11 - "Derivative Financial Instruments" to the condensed consolidated financial statements included in this report.

Equity Price Risk

IDACORP is exposed to price fluctuations in equity markets, primarily through Idaho Power's defined benefit pension plan assets, a mine reclamation trust fund owned by an equity-method investment of Idaho Power, and other equity security investments at Idaho Power. The equity securities held by the pension plan and in such accounts are diversified to achieve broad market participation and reduce the impact of any single investment, sector, or geographic region. Idaho Power has established asset allocation targets for the pension plan holdings, which are described in Note 10 - "Benefit Plans" to the consolidated financial statements included in the 2018 Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

IDACORP: The Chief Executive Officer and the Chief Financial Officer of IDACORP, based on their evaluation of IDACORP’s disclosure controls and procedures (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (Exchange Act)) as of September 30, 2019, have concluded that IDACORP’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective as of that date.

Idaho Power: The Chief Executive Officer and the Chief Financial Officer of Idaho Power, based on their evaluation of Idaho Power’s disclosure controls and procedures (pursuant to Rule 13a-15(b) of the Exchange Act) as of September 30, 2019, have concluded that Idaho Power’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective as of that date.

Changes in Internal Control over Financial Reporting

There have been no changes in IDACORP's or Idaho Power's internal control over financial reporting during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, IDACORP's or Idaho Power's internal control over financial reporting.

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

Issuer Purchases of Equity Securities

During the quarter ended September 30, 2019, IDACORP effected the following repurchases of its common stock:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2019 - July 31, 2019	—	$—	—	—
August 1, 2019 - August 31, 2019	119	111.20	—	—
September 1, 2019 - September 30, 2019	—	—	—	—
Total	119	$111.20	—	—
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

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed or furnished, as applicable, with the Quarterly Report on Form 10-Q for the quarter ended September 30, 2019:

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith

10.1 (1)	Fourth Amendment to the Idaho Power Company Employee Savings Plan, executed October 24, 2019 and effective January 1, 2020					X
15.1	Letter Re: Unaudited Interim Financial Information					X
15.2	Letter Re: Unaudited Interim Financial Information					X
31.1	Certification of IDACORP, Inc. Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of IDACORP, Inc. Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.3	Certification of Idaho Power Company Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.4	Certification of Idaho Power Company Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of IDACORP, Inc. Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of IDACORP, Inc. Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.3	Certification of Idaho Power Company Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.4	Certification of Idaho Power Company Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
95.1	Mine Safety Disclosures					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)					X
(1) Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

IDACORP, INC.
(Registrant)

Date:	October 31, 2019	By:	/s/ Darrel T. Anderson
Darrel T. Anderson
President and Chief Executive Officer

Date:	October 31, 2019	By:	/s/ Steven R. Keen
Steven R. Keen
Senior Vice President, Chief Financial
Officer, and Treasurer

IDAHO POWER COMPANY
(Registrant)

Date:	October 31, 2019	By:	/s/ Darrel T. Anderson
Darrel T. Anderson
Chief Executive Officer

Date:	October 31, 2019	By:	/s/ Steven R. Keen
Steven R. Keen
Senior Vice President, Chief Financial
Officer, and Treasurer