Form 10-Q
period 2020-03-31
IDACORP INC; IDAHO POWER CO
filed 2020-04-30
CIK 1057877, 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from __________ to __________
	Exact name of registrants as specified	I.R.S. Employer
Commission File	in their charters, address of principal	Identification
Number	executive offices, zip code and telephone number	Number
1-14465	IDACORP, Inc.	82-0505802
1-3198	Idaho Power Company	82-0130980

1221 W. Idaho Street
Boise,	Idaho	83702-5627
(208)	388-2200

State of Incorporation:	Idaho

None
Former name, former address and former fiscal year, if changed since last report.

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	IDA	New York Stock Exchange

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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).
IDACORP, Inc.: Yes ☐ No X       Idaho Power Company: Yes ☐ No X

Number of shares of common stock outstanding as of April 24, 2020:
IDACORP, Inc.:        50,453,936
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to the historical information contained in this report, this report contains (and oral communications made by IDACORP, Inc. (IDACORP) and Idaho Power Company (Idaho Power) may contain) statements that relate to future events and expectations, such as statements regarding projected or future financial performance, cash flows, capital expenditures, dividends, capital structure or ratios, strategic goals, challenges, objectives, and plans for future operations. Such statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, or future events, or performance, often, but not always, through the use of words or phrases such as "anticipates," "believes," "continues," "could," "estimates," "expects," "guidance," "intends," "potential," "plans," "predicts," "projects," "may result," "may continue," or similar expressions, are not statements of historical facts and may be forward-looking. Forward-looking statements are not guarantees of future performance and involve estimates, assumptions, risks, and uncertainties. Actual results, performance, or outcomes may differ materially from the results discussed in the statements. In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in forward-looking statements include those factors set forth in this report, IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2019, particularly Part I, Item 1A - "Risk Factors" and Part II, Item 7 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of that report, subsequent reports filed by IDACORP and Idaho Power with the U.S. Securities and Exchange Commission (SEC), and the following important factors:

•
the effect of decisions by the Idaho and Oregon public utilities commissions and the Federal Energy Regulatory Commission that impact Idaho Power's ability to recover costs and earn a return on investment;

•	changes to or the elimination of Idaho Power's cost recovery mechanisms;

•
the widespread impacts of the recent COVID-19 coronavirus outbreak on the global and regional economy and on Idaho Power's employees, customers, contractors, and suppliers, including on loads and revenues, uncollectible accounts, transmission revenues, and other aspects of the companies' business;

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

•
abnormal or severe weather conditions, including conditions and events associated with climate change, wildfires, drought, earthquakes, and other natural phenomena and natural disasters, which affect customer sales, hydropower generation levels, repair costs, service interruptions, liability for damage caused by utility property, and the availability and cost of fuel for generation plants or purchased power to serve customers;

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

•	the assumptions underlying the coal mine reclamation obligations at Bridger Coal Company and related funding requirements;

•	the ability to continue to pay dividends based on financial performance and in light of credit rating considerations, contractual covenants and restrictions, and regulatory limitations;

•	Idaho Power's concentration in one industry and one region and the lack of diversification, and the resulting exposure to regional economic conditions and regional legislation and regulation;

•
employee workforce factors, including the operational and financial costs of unionization or the attempt to unionize all or part of the companies' workforce, the impact of an aging workforce and retirements, the cost and ability to attract and retain skilled workers and third-party vendors, and the ability to adjust the labor cost structure when necessary; and

•	adoption of or changes in accounting policies and principles, changes in accounting estimates, and new SEC or New York Stock Exchange requirements, or new interpretations of existing requirements.

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

IDACORP, Inc.
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended March 31,
	2020	2019
	(in thousands, except per share amounts)
Operating Revenues:
Electric utility revenues	$290,488	$349,771
Other	520	548
Total operating revenues	291,008	350,319

Operating Expenses:
Electric utility:
Purchased power	61,201	62,831
Fuel expense	30,015	51,870
Power cost adjustment	(3,391)	26,225
Other operations and maintenance	89,808	88,906
Energy efficiency programs	9,475	10,112
Depreciation	42,526	42,234
Taxes other than income taxes	8,683	8,859
Total electric utility expenses	238,317	291,037
Other	1,121	1,163
Total operating expenses	239,438	292,200

Operating Income	51,570	58,119

Allowance for Equity Funds Used During Construction	7,272	6,356

Earnings of Unconsolidated Equity-Method Investments	2,316	2,381

Other Income, Net	932	2,114

Interest Expense:
Interest on long-term debt	19,662	21,154
Other interest	3,812	3,453
Allowance for borrowed funds used during construction	(2,730)	(2,590)
Total interest expense, net	20,744	22,017

Income Before Income Taxes	41,346	46,953

Income Tax Expense	3,888	4,316

Net Income	37,458	42,637
Loss attributable to noncontrolling interests	32	49
Net Income Attributable to IDACORP, Inc.	$37,490	$42,686
Weighted Average Common Shares Outstanding - Basic	50,517	50,509
Weighted Average Common Shares Outstanding - Diluted	50,527	50,518
Earnings Per Share of Common Stock:
Earnings Attributable to IDACORP, Inc. - Basic	$0.74	$0.85
Earnings Attributable to IDACORP, Inc. - Diluted	$0.74	$0.84

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended March 31,
	2020	2019
	(in thousands)

Net Income	$37,458	$42,637
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $259 and $169, respectively	747	488
Total Comprehensive Income	38,205	43,125
Loss attributable to noncontrolling interests	32	49
Comprehensive Income Attributable to IDACORP, Inc.	$38,237	$43,174

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2020	December 31, 2019
	(in thousands)
Assets

Current Assets:
Cash and cash equivalents	$138,871	$217,254
Receivables:
Customer (net of allowance of $2,168 and $1,401, respectively)	67,895	72,675
Other (net of allowance of $268 and $343, respectively)	14,062	18,789
Income taxes receivable	—	3,106
Accrued unbilled revenues	53,973	64,545
Materials and supplies (at average cost)	60,020	56,660
Fuel stock (at average cost)	59,188	57,448
Prepayments	22,093	17,638
Current regulatory assets	56,826	56,626
Other	14	405
Total current assets	472,942	565,146
Investments	117,286	98,218
Property, Plant and Equipment:
Utility plant in service	6,163,744	6,113,567
Accumulated provision for depreciation	(2,183,261)	(2,155,783)
Utility plant in service - net	3,980,483	3,957,784
Construction work in progress	556,498	552,499
Utility plant held for future use	3,697	3,872
Other property, net of accumulated depreciation	17,178	17,299
Property, plant and equipment - net	4,557,856	4,531,454
Other Assets:
Company-owned life insurance	59,972	58,922
Regulatory assets	1,341,052	1,326,433
Other	60,842	61,028
Total other assets	1,461,866	1,446,383
Total	$6,609,950	$6,641,201

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2020	December 31, 2019
	(in thousands)
Liabilities and Equity

Current Liabilities:
Current maturities of long-term debt	$—	$100,000
Accounts payable	67,662	110,745
Taxes accrued	21,327	11,501
Interest accrued	20,837	20,999
Accrued compensation	39,818	52,550
Current regulatory liabilities	46,009	33,987
Advances from customers	32,668	28,452
Other	19,533	16,625
Total current liabilities	247,854	374,859
Other Liabilities:
Deferred income taxes	742,651	746,231
Regulatory liabilities	741,141	748,198
Pension and other postretirement benefits	515,626	519,570
Other	52,397	45,131
Total other liabilities	2,051,815	2,059,130
Long-Term Debt	1,837,010	1,736,659
Commitments and Contingencies
Equity:
IDACORP, Inc. shareholders’ equity:
Common stock, no par value (120,000 shares authorized; 50,454 and 50,420 shares issued, respectively)	864,850	868,307
Retained earnings	1,638,065	1,634,525
Accumulated other comprehensive loss	(35,537)	(36,284)
Treasury stock (0 shares and 22 shares, respectively, at cost)	—	(1,920)
Total IDACORP, Inc. shareholders’ equity	2,467,378	2,464,628
Noncontrolling interests	5,893	5,925
Total equity	2,473,271	2,470,553
Total	$6,609,950	$6,641,201

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
	2020	2019
	(in thousands)
Operating Activities:
Net income	$37,458	$42,637
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,666	43,362
Deferred income taxes and investment tax credits	(1,379)	(4,291)
Changes in regulatory assets and liabilities	(9,672)	19,540
Pension and postretirement benefit plan expense	7,260	6,965
Contributions to pension and postretirement benefit plans	(12,270)	(12,410)
Earnings of equity-method investments	(2,316)	(2,381)
Distributions from equity-method investments	2,000	7,700
Allowance for equity funds used during construction	(7,272)	(6,356)
Other non-cash adjustments to net income, net	3,490	2,913
Change in:
Accounts receivable	5,102	(25,235)
Accounts payable and other accrued liabilities	(49,389)	(44,733)
Taxes accrued/receivable	12,932	16,757
Other current assets	1,268	9,112
Other current liabilities	5,122	3,737
Other assets	(1,925)	(957)
Other liabilities	(279)	639
Net cash provided by operating activities	33,796	56,999
Investing Activities:
Additions to property, plant and equipment	(73,566)	(61,330)
Payments received from transmission project joint funding partners	393	695
Investments in affordable housing	(1,936)	—
Purchase of equity securities	(3,230)	(240)
Proceeds from the sale of equity securities	839	1,313
Other	3,826	2,830
Net cash used in investing activities	(73,674)	(56,732)
Financing Activities:
Dividends on common stock	(34,312)	(32,290)
Tax withholdings on net settlements of share-based awards	(4,183)	(4,107)
Debt issuance costs and other	(10)	(20)
Net cash used in financing activities	(38,505)	(36,417)
Net decrease in cash and cash equivalents	(78,383)	(36,150)
Cash and cash equivalents at beginning of the period	217,254	267,492
Cash and cash equivalents at end of the period	$138,871	$231,342
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$—	$—
Interest (net of amount capitalized)	19,887	22,889
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$22,843	$23,690

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Three months ended March 31,
	2020	2019
	(in thousands)
Common Stock
Balance at beginning of period	$868,307	$863,593
Share-based compensation expense	2,624	2,837
Tax withholdings on net settlements of share-based awards	(4,183)	—
Treasury shares issued	(1,920)	(3,031)
Other	22	26
Balance at end of period	864,850	863,425
Retained Earnings
Balance at beginning of period	1,634,525	1,531,543
Net income attributable to IDACORP, Inc.	37,490	42,686
Common stock dividends ($0.67 and $0.63 per share, respectively)	(33,950)	(32,054)
Balance at end of period	1,638,065	1,542,175
Accumulated Other Comprehensive (Loss) Income
Balance at beginning of period	(36,284)	(22,844)
Unfunded pension liability adjustment (net of tax)	747	488
Balance at end of period	(35,537)	(22,356)
Treasury Stock
Balance at beginning of period	(1,920)	(1,932)
Issued	1,920	3,031
Acquired for tax withholdings on net settlements of share-based awards	—	(4,107)
Balance at end of period	—	(3,008)
Total IDACORP, Inc. shareholders’ equity at end of period	2,467,378	2,380,236
Noncontrolling Interests
Balance at beginning of period	5,925	5,451
Net loss attributable to noncontrolling interests	(32)	(49)
Balance at end of period	5,893	5,402
Total equity at end of period	$2,473,271	$2,385,638

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended March 31,
	2020	2019
	(in thousands)

Operating Revenues	$290,488	$349,771

Operating Expenses:
Operation:
Purchased power	61,201	62,831
Fuel expense	30,015	51,870
Power cost adjustment	(3,391)	26,225
Other operations and maintenance	89,808	88,906
Energy efficiency programs	9,475	10,112
Depreciation	42,526	42,234
Taxes other than income taxes	8,683	8,859
Total operating expenses	238,317	291,037

Income from Operations	52,171	58,734

Other Income:
Allowance for equity funds used during construction	7,272	6,356
Earnings of unconsolidated equity-method investments	2,453	2,231
Other income, net	11	922
Total other income	9,736	9,509

Interest Charges:
Interest on long-term debt	19,662	21,154
Other interest	3,813	3,429
Allowance for borrowed funds used during construction	(2,730)	(2,590)
Total interest charges	20,745	21,993

Income Before Income Taxes	41,162	46,250

Income Tax Expense	4,386	4,666

Net Income	$36,776	$41,584

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended March 31,
	2020	2019
	(in thousands)

Net Income	$36,776	$41,584
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $259 and $169, respectively	747	488
Total Comprehensive Income	$37,523	$42,072

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2020	December 31, 2019
	(in thousands)
Assets

Electric Plant:
In service (at original cost)	$6,163,744	$6,113,567
Accumulated provision for depreciation	(2,183,261)	(2,155,783)
In service - net	3,980,483	3,957,784
Construction work in progress	556,498	552,499
Held for future use	3,697	3,872
Electric plant - net	4,540,678	4,514,155
Investments and Other Property	89,662	87,104
Current Assets:
Cash and cash equivalents	32,420	98,950
Receivables:
Customer (net of allowance of $2,168 and $1,401, respectively)	67,895	72,675
Other (net of allowance of $268 and $343, respectively)	13,860	17,107
Income taxes receivable	—	9,279
Accrued unbilled revenues	53,973	64,545
Materials and supplies (at average cost)	60,020	56,660
Fuel stock (at average cost)	59,188	57,448
Prepayments	21,946	17,520
Current regulatory assets	56,826	56,626
Other	14	405
Total current assets	366,142	451,215
Deferred Debits:
Company-owned life insurance	59,972	58,922
Regulatory assets	1,341,052	1,326,433
Other	56,195	56,330
Total deferred debits	1,457,219	1,441,685
Total	$6,453,701	$6,494,159

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2020	December 31, 2019
	(in thousands)
Capitalization and Liabilities

Capitalization:
Common stock equity:
Common stock, $2.50 par value (50,000 shares authorized; 39,151 shares outstanding)	$97,877	$97,877
Premium on capital stock	712,258	712,258
Capital stock expense	(2,097)	(2,097)
Retained earnings	1,506,629	1,503,805
Accumulated other comprehensive loss	(35,537)	(36,284)
Total common stock equity	2,279,130	2,275,559
Long-term debt	1,837,010	1,736,659
Total capitalization	4,116,140	4,012,218
Current Liabilities:
Current maturities of long-term debt	—	100,000
Accounts payable	67,542	110,581
Accounts payable to affiliates	2,605	2,053
Taxes accrued	24,648	11,481
Interest accrued	20,837	20,999
Accrued compensation	31,736	52,267
Current regulatory liabilities	46,009	33,987
Advances from customers	32,668	28,452
Other	18,920	15,629
Total current liabilities	244,965	375,449
Deferred Credits:
Deferred income taxes	792,059	794,402
Regulatory liabilities	741,141	748,198
Pension and other postretirement benefits	515,626	519,570
Other	43,770	44,322
Total deferred credits	2,092,596	2,106,492

Commitments and Contingencies

Total	$6,453,701	$6,494,159

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
	2020	2019
	(in thousands)
Operating Activities:
Net income	$36,776	$41,584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,505	43,212
Deferred income taxes and investment tax credits	(1,207)	(4,137)
Changes in regulatory assets and liabilities	(9,672)	19,540
Pension and postretirement benefit plan expense	7,260	6,965
Contributions to pension and postretirement benefit plans	(12,270)	(12,410)
Earnings of equity-method investments	(2,453)	(2,231)
Distributions from equity-method investments	2,000	7,700
Allowance for equity funds used during construction	(7,272)	(6,356)
Other non-cash adjustments to net income, net	867	77
Change in:
Accounts receivable	4,161	(24,378)
Accounts payable	(49,344)	(44,631)
Taxes accrued/receivable	22,446	16,802
Other current assets	1,297	9,132
Other current liabilities	5,207	3,843
Other assets	(1,935)	(957)
Other liabilities	(180)	692
Net cash provided by operating activities	39,186	54,447
Investing Activities:
Additions to utility plant	(73,566)	(61,330)
Payments received from transmission project joint funding partners	393	695
Purchase of equity securities	(3,230)	(240)
Proceeds from the sale of equity securities	839	1,313
Other	3,796	2,830
Net cash used in investing activities	(71,768)	(56,732)
Financing Activities:
Dividends on common stock	(33,952)	(32,054)
Other	4	—
Net cash used in financing activities	(33,948)	(32,054)
Net decrease in cash and cash equivalents	(66,530)	(34,339)
Cash and cash equivalents at beginning of the period	98,950	165,460
Cash and cash equivalents at end of the period	$32,420	$131,121
Supplemental Disclosure of Cash Flow Information:
Cash received from IDACORP related to income taxes	$(9,189)	$—
Cash paid for interest (net of amount capitalized)	19,888	22,866
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$22,843	$23,690

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

Financial Statements

In the opinion of management of IDACORP and Idaho Power, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly each company's consolidated financial position as of March 31, 2020, consolidated results of operations for the three months ended March 31, 2020 and 2019, and consolidated cash flows for the three months ended March 31, 2020 and 2019. These adjustments are of a normal and recurring nature. These financial statements do not contain the complete detail or note disclosures concerning accounting policies and other matters that would be included in full-year financial statements and should be read in conjunction with the audited consolidated financial statements included in IDACORP’s and Idaho Power’s Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Annual Report). The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. A change in management's estimates or assumptions could have a material impact on IDACORP's or Idaho Power's respective financial condition and results of operations during the period in which such change occurred.

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

New and Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments to provide financial statement users with more information about expected credit losses on financial instruments and other commitments. The ASU revises the incurred loss impairment methodology to reflect current expected credit losses and requires consideration of a broader range of information to estimate credit losses. IDACORP and Idaho Power adopted ASU 2016-13 on January 1, 2020. The adoption did not have a material impact on their respective financial statements but did result in the additional disclosure below.

The measurement of expected credit losses on Idaho Power accounts receivable is based upon historical experience, current conditions, and forecasted information that may affect collections on the outstanding balance. Generally, this includes adjustments based upon a combination of historical write-off experience, aging of accounts receivable, an analysis of specific customer accounts, and an evaluation of whether there are current or forecasted economic conditions that might cause variation in collection from the historical experience. In response to the COVID-19 public health crisis, Idaho Power provided certain relief to customers including temporarily suspending disconnections for homes and small businesses facing hardship because of the coronavirus pandemic and temporarily waiving late fees for residential and small business customers. Idaho Power currently anticipates that this relief as well as the economic conditions created by the response to the COVID-19 public health crisis will increase late payments and uncollectible account write-offs. As a result, Idaho Power increased its allowance for uncollectible accounts related to customer receivables at March 31, 2020. The allowance for uncollectible accounts increased to 3.1 percent of the total customer receivables balance at March 31, 2020, compared with 1.9 percent at December 31, 2019, and 2.1 percent at March 31, 2019.

The following table provides a rollforward of the allowance for uncollectible accounts related to customer receivables for the three months ended March 31, 2020 and 2019 (in thousands):

	Three months ended March 31,
	2020	2019
Balance at beginning of period	$1,401	$1,725
Additions to the allowance	983	1,012
Write-offs, net of recoveries	(216)	(646)
Balance at end of period	$2,168	$2,091
Allowance for uncollectible accounts as a percentage of customer receivables	3.1%	2.1%

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,
to provide guidance on implementation costs incurred in a cloud computing arrangement that is a service contract. ASU 2018-15 aligns the recognition of such implementation costs with the accounting for costs incurred to implement an internal-use software solution. However, the balance sheet line item for presentation of capitalized implementation costs for a cloud computing arrangement that is a service contract should be the same as that for the prepayment of fees related to the same arrangement, while capitalized implementation costs for internal-use software solutions are often included in property, plant, and equipment as an intangible asset. IDACORP and Idaho Power adopted ASU 2018-15 on January 1, 2020. The adoption did not have a material impact on their respective financial statements.

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

Income Tax Expense

The following table provides a summary of income tax expense for the three months ended March 31, 2020 and 2019 (in thousands):

	IDACORP		Idaho Power
	2020	2019	2020	2019
Income tax at statutory rates (federal and state)	$10,651	$12,098	$10,595	$11,905
Excess deferred income tax reversal	(1,481)	(1,631)	(1,481)	(1,631)
Other(1)	(5,282)	(6,151)	(4,728)	(5,608)
Income tax expense	$3,888	$4,316	$4,386	$4,666
Effective tax rate	9.4%	9.2%	10.7%	10.1%
(1) "Other" is primarily comprised of the net tax effect of Idaho Power's regulatory flow-through tax adjustments.

The decrease in income tax expense for the three months ended March 31, 2020, compared with the same period in 2019, was primarily due to lower pre-tax earnings for Idaho Power. On a net basis, Idaho Power’s estimate of its annual 2020 regulatory flow-through tax adjustments is comparable to 2019.

3. REGULATORY MATTERS

Included below is a summary of Idaho Power's most recent general rate cases and base rate changes, as well as other recent or pending notable regulatory matters and proceedings.

Idaho and Oregon General Rate Cases

Idaho Power's current base rates result from orders from the Idaho Public Utilities Commission (IPUC) and Public Utility Commission of Oregon (OPUC), as described in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2019 Annual Report.

Idaho Settlement Stipulations

In October 2014, the IPUC issued an order approving an extension, with modifications, of the terms of a December 2011 Idaho settlement stipulation for the period from 2015 through 2019, or until otherwise modified or terminated by order of the IPUC (October 2014 Idaho Earnings Support and Sharing Settlement Stipulation). A May 2018 Idaho settlement stipulation related to tax reform (May 2018 Idaho Tax Reform Settlement Stipulation) provides for the extension of the October 2014 Idaho Earnings Support and Sharing Settlement Stipulation beyond the initial termination date of December 31, 2019, with modified terms that became effective beginning January 1, 2020, related to the accumulated deferred investment tax credits (ADITC) and revenue sharing mechanism. The October 2014 Idaho Earnings Support and Sharing Settlement Stipulation and the May 2018 Idaho Tax Reform Settlement Stipulation are described in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2019 Annual Report and include provisions for the accelerated amortization of ADITC to help achieve a minimum 9.4 percent (9.5 percent prior to 2020) return on year-end equity in the Idaho jurisdiction (Idaho ROE). In addition, under the May 2018 Idaho Tax Reform Settlement Stipulation, minimum Idaho ROE would revert back to 95 percent of the allowed return on equity in the next rate case. The settlement stipulations also provide for the potential sharing between Idaho Power and Idaho customers of Idaho-jurisdictional earnings in excess of 10.0 percent of Idaho ROE.

Based on its estimate of full-year 2020 Idaho ROE, in the first quarter of 2020, Idaho Power recorded no additional ADITC amortization or provision against current revenues for sharing of earnings with customers for 2020 under the May 2018 Idaho Tax Reform Settlement Stipulation. Accordingly, at March 31, 2020, the full $45 million of additional ADITC remains available for future use. Idaho Power recorded no additional ADITC amortization or provision against revenues for sharing of earnings with customers during the first quarter of 2019, based on its then-current estimate of full-year 2019 Idaho ROE.

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

On April 15, 2020, Idaho Power filed an application with the IPUC requesting a $58.7 million net increase in Idaho-jurisdiction power cost adjustment (PCA) revenues, effective for the 2020-2021 PCA collection period from June 1, 2020 to May 31, 2021. The net increase in PCA revenues reflects a return to a more normal level of power supply costs as wholesale market energy prices have come down from unusually high levels reflected in last year's PCA. The reduction in market energy prices results in Idaho Power forecasting lower wholesale energy sales, which serve as an offset to power supply costs. The net increase in PCA revenues also reflects a forecasted reduction in low-cost hydroelectric generation. The existing PCA for the 2019-2020 collection period also includes $7.7 million in one-time customer benefits associated with revenue sharing and income tax reform benefits, which will expire at the end of the current PCA year (May 2020). As of the date of this report, the IPUC has not yet issued an order on the application.

Previously, in May 2019, the IPUC issued an order approving a $50.1 million net decrease in PCA rates, effective for the 2019-2020 PCA collection period from June 1, 2019, to May 31, 2020. The net decrease in PCA revenues reflected reduced power supply costs due to higher-than-expected wholesale energy sales and positive results from natural gas hedging activities, which combined to reduce actual net power supply costs for the 2018-2019 PCA year (April 2018 through March 2019). The net decrease in PCA revenues for the 2019-2020 PCA collection period also included the $5.0 million credit to customers for sharing of 2018 earnings under the October 2014 Idaho Earnings Support and Sharing Settlement Stipulation and $2.7 million credit for income tax reform benefits related to Idaho Power's open access transmission tariff (OATT) rate under the May 2018 Idaho Tax Reform Settlement Stipulation.

Idaho Fixed Cost Adjustment Mechanism

The Idaho jurisdiction fixed cost adjustment (FCA) mechanism, applicable to Idaho residential and small general service customers, is designed to remove a portion of Idaho Power’s financial disincentive to invest in energy efficiency programs by separating (or decoupling) the recovery of fixed costs from the variable kilowatt-hour charge and linking it instead to a set amount per customer. Under Idaho Power's current rate design, Idaho Power recovers a portion of fixed costs through the variable kilowatt-hour charge, which may result in over-collection or under-collection of fixed costs. To return over-collection to customers or to collect under-collection from customers, the FCA mechanism allows Idaho Power to accrue, or defer, the difference between the authorized fixed-cost recovery amount per customer and the actual fixed costs per customer recovered by Idaho Power during the year. The IPUC has discretion to cap the annual increase in the FCA recovery at 3 percent of base revenue, with any excess deferred for collection in a subsequent year. In March 2020, Idaho Power filed its annual FCA update with the IPUC requesting an increase of $0.7 million in recovery from the FCA from $34.8 million to $35.5 million, with new rates effective for the period from June 1, 2020 to May 31, 2021. Previously, in May 2019, the IPUC issued an order approving an increase of $19.2 million in the FCA from $15.6 million to $34.8 million, with rates effective for the period from June 1, 2019 to May 31, 2020.

Deferred Costs for COVID-19 Public Health Crisis

In March and April 2020, Idaho Power submitted applications to the OPUC and IPUC, respectively, requesting authorization to defer any incremental costs associated with its response to the COVID-19 public health crisis. Idaho Power may incur significant costs in its response to the public health emergency. These costs may include higher than average levels of write-offs of uncollectible accounts associated with its suspension of disconnects and late payment fees, and other additional costs that Idaho Power cannot predict as of the date of this report given the unprecedented nature of this public health emergency. Revenues that are designed to recover Idaho Power's normal business costs could be reduced significantly due to the impact of and response to the COVID-19 public health crisis, which has caused shutdowns or slowdowns of many commercial and industrial businesses throughout Idaho Power's service area in part due to state and local stay-in-place orders. Accordingly, Idaho Power requested authorization to establish a new regulatory asset to record the deferral of any incremental costs and, in the Idaho jurisdiction, unrecovered costs associated with the COVID-19 response. Both applications request only the authority to defer these costs and to determine ratemaking treatment at a later date. Subsequent to Idaho Power's application and other public utilities' similar applications, the IPUC staff issued a decision memorandum recommending that the IPUC open a general docket to address whether and to what extent Idaho public utilities should be authorized to defer incremental COVID-19-related expenses into a regulatory asset for possible future recovery. As of the date of this report, Idaho Power has not received authorization in either jurisdiction and has not deferred any such costs.

4. REVENUES

The following table provides a summary of electric utility operating revenues for IDACORP and Idaho Power for the three months ended March 31, 2020 and 2019 (in thousands):

	Three months ended March 31,
	2020	2019
Electric utility operating revenues:
Revenue from contracts with customers	$270,184	$335,402
Alternative revenue programs and other revenues	20,304	14,369
Total electric utility operating revenues	$290,488	$349,771

Revenues from Contracts with Customers

The following table presents revenues from contracts with customers disaggregated by revenue source for the three months ended March 31, 2020 and 2019 (in thousands):

	Three months ended March 31,
	2020	2019
Revenues from contracts with customers:
Retail revenues:
Residential (includes $15,710 and $11,309, respectively, related to the FCA)(1)	$144,887	$150,219
Commercial (includes $484, and $342, respectively, related to the FCA)(1)	69,513	73,106
Industrial	42,760	45,498
Irrigation	1,375	999
Deferred revenue related to HCC relicensing AFUDC(2)	(2,119)	(2,119)
Total retail revenues	256,416	267,703
Less: FCA mechanism revenues(1)	(16,194)	(11,651)
Wholesale energy sales	3,908	47,215
Transmission wheeling-related revenues	10,363	15,728
Energy efficiency program revenues	9,475	10,112
Other revenues from contracts with customers	6,216	6,295
Total revenues from contracts with customers	$270,184	$335,402
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

Derivative revenues include gains from settled electricity swaps and sales of electricity under forward sales contracts that are bundled with renewable energy credits. Related to these forward sales, Idaho Power simultaneously enters into forward purchases of electricity for the same quantity at the same location, which are recorded in purchased power on the condensed consolidated statements of income. For more information on settled electricity swaps, see Note 11 - "Derivative Financial Instruments."

The table below presents the FCA mechanism revenues and other revenues for the three months ended March 31, 2020 and 2019 (in thousands):

	Three months ended March 31,
	2020	2019
Alternative revenue programs and other revenues:
FCA mechanism revenues	$16,194	$11,651
Derivative revenues	4,110	2,718
Total alternative revenue programs and other revenues	$20,304	$14,369

5. LONG-TERM DEBT

In April 2020, Idaho Power issued $230 million in principal amount of its 4.20 percent first mortgage bonds, secured medium term notes, Series K, maturing March 1, 2048. The bonds were issued at a reoffer yield of 3.422 percent, which resulted in a net premium of 13.0 percent and net proceeds to Idaho Power of $259.9 million. After this offering the aggregate principal amount of the 4.20 percent first mortgage bonds is $450 million.

Idaho Power intends to use a portion of the net proceeds of the April 2020 sale of first mortgage bonds to satisfy its obligations at or prior to maturity of $100 million in principal amount of 3.40 percent first mortgage bonds due in November 2020. As a result, the $100 million in principal amount of 3.40 percent first mortgage bonds due in November 2020 are reported as long-term debt in the condensed consolidated balance sheets at March 31, 2020.

As of the date of this report, $270 million in principal amount of long-term debt securities remained available for issuance pursuant to state regulatory authority.

6. COMMON STOCK

IDACORP Common Stock

During the three months ended March 31, 2020, IDACORP granted 75,030 restricted stock unit awards to employees, issued 6,828 shares of common stock to directors, and issued 33,919 shares of common stock using market purchases pursuant to the IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan. As directed by IDACORP, plan administrators of the IDACORP, Inc. Dividend Reinvestment and Stock Purchase Plan and Idaho Power Company Employee Savings Plan used market purchases of IDACORP common stock to acquire shares of IDACORP common stock for the plans.

Restrictions on Dividends

Idaho Power’s ability to pay dividends on its common stock held by IDACORP and IDACORP’s ability to pay dividends on its common stock are limited to the extent payment of such dividends would violate the covenants in their respective credit facilities or Idaho Power’s Revised Code of Conduct. A covenant under IDACORP’s credit facility and Idaho Power’s credit facility requires IDACORP and Idaho Power to maintain leverage ratios of consolidated indebtedness to consolidated total capitalization, as defined therein, of no more than 65 percent at the end of each fiscal quarter. At March 31, 2020, the leverage ratios for IDACORP and Idaho Power were 43 percent and 45 percent, respectively. Based on these restrictions, IDACORP’s and Idaho Power’s dividends were limited to $1.5 billion and $1.3 billion, respectively, at March 31, 2020. There are additional facility covenants, subject to exceptions, that prohibit or restrict the sale or disposition of property without consent and any agreements restricting dividend payments to IDACORP and Idaho Power from any material subsidiary. At March 31, 2020, IDACORP and Idaho Power were in compliance with those financial covenants.

Idaho Power’s Revised Code of Conduct relating to transactions between and among Idaho Power, IDACORP, and other affiliates, which was approved by the IPUC in April 2008, provides that Idaho Power will not pay any dividends to IDACORP that will reduce Idaho Power’s common equity capital below 35 percent of its total adjusted capital without IPUC approval. At March 31, 2020, Idaho Power's common equity capital was 55 percent of its total adjusted capital. Further, Idaho Power must obtain approval from the OPUC before it can directly or indirectly loan funds or issue notes or give credit on its books to IDACORP.

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

7. EARNINGS PER SHARE

The table below presents the computation of IDACORP’s basic and diluted earnings per share for the three months ended March 31, 2020 and 2019 (in thousands, except for per share amounts).

	Three months ended March 31,
	2020	2019
Numerator:
Net income attributable to IDACORP, Inc.	$37,490	$42,686
Denominator:
Weighted-average common shares outstanding - basic	50,517	50,509
Effect of dilutive securities	10	9
Weighted-average common shares outstanding - diluted	50,527	50,518
Basic earnings per share	$0.74	$0.85
Diluted earnings per share	$0.74	$0.84

8. COMMITMENTS

Purchase Obligations

During the three months ended March 31, 2020, IDACORP's and Idaho Power's contractual obligations, outside the ordinary course of business, did not change materially from the amounts disclosed in the notes to the consolidated financial statements in the 2019 Annual Report, except that Idaho Power entered into eight new replacement contracts for expiring power purchase agreements with hydropower and cogeneration PURPA-qualifying facilities, which increased Idaho Power's contractual purchase obligations by approximately $22 million over the 20-year terms of the contracts.

Guarantees

Through a self-bonding mechanism, Idaho Power guarantees its portion of reclamation activities and obligations at BCC, of which IERCo owns a one-third interest. This guarantee, which is renewed annually with the Wyoming Department of Environmental Quality, was $58.3 million at March 31, 2020, representing IERCo's one-third share of BCC's total reclamation obligation of $175.0 million. BCC has a reclamation trust fund set aside specifically for the purpose of paying these reclamation costs. At March 31, 2020, the value of BCC's reclamation trust fund was $119.5 million. During the three months ended March 31, 2020, the reclamation trust fund made no distributions for reclamation activity costs associated with the BCC surface mine. BCC periodically assesses the adequacy of the reclamation trust fund and its estimate of future reclamation costs. To ensure that the reclamation trust fund maintains adequate reserves, BCC has the ability to, and does, add a per-ton surcharge to coal sales, all of which are made to the Jim Bridger plant. Because of the existence of the fund and the ability to apply a per-ton surcharge, the estimated fair value of this guarantee is minimal.

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

IDACORP and Idaho Power enter into financial agreements and power purchase and sale agreements that include indemnification provisions relating to various forms of claims or liabilities that may arise from the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnification provisions cannot be reasonably estimated. IDACORP and Idaho Power periodically evaluate the likelihood of incurring costs under such indemnities based on their historical experience and the evaluation of the specific indemnities. As of March 31, 2020, management believes the likelihood is remote that IDACORP or Idaho Power would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnification obligations. Neither IDACORP nor Idaho Power has recorded any liability on their respective condensed consolidated balance sheets with respect to these indemnification obligations.

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

IDACORP and Idaho Power are parties to legal claims and legal, tax, and regulatory actions and proceedings in the ordinary course of business and, as noted above, record an accrual for associated loss contingencies when they are probable and reasonably estimable. In connection with its utility operations, Idaho Power is subject to claims by individuals, entities, and governmental agencies for damages for alleged personal injury, property damage, and economic losses relating to Idaho Power’s provision of electric service and the operation of its generation, transmission, and distribution facilities. Some of those claims relate to electrical contacts, service quality, property damage, and wildfires. In recent years, utilities in the western United States have been subject to significant liability for personal injury, loss of life, property damage, trespass, and economic losses, and in some cases, punitive damages and criminal charges, associated with wildfires that originated from utility property, most commonly transmission and distribution lines. In recent years, Idaho Power has regularly received claims by both governmental agencies and private landowners for damages for fires allegedly originating from Idaho Power’s transmission and distribution system. As of the date of this report, the companies believe that resolution of existing claims will not have a material adverse effect on their respective consolidated financial statements. Idaho Power is also actively monitoring various pending environmental regulations and executive orders related to environmental matters that may have a significant impact on its future operations. Given uncertainties regarding the outcome, timing, and compliance plans for these environmental matters, Idaho Power is unable to estimate the financial impact of these regulations.

10. BENEFIT PLANS

Idaho Power has a noncontributory defined benefit pension plan (pension plan) and two nonqualified defined benefit plans for certain senior management employees called the Security Plan for Senior Management Employees I and Security Plan for Senior Management Employees II (together, SMSP). Idaho Power also has a nonqualified defined benefit pension plan for directors that was frozen in 2002. Remaining vested benefits from that plan are included with the SMSP in the disclosures below. The benefits under the pension plan are based on years of service and the employee’s final average earnings. Idaho Power also maintains a defined benefit postretirement benefit plan (consisting of health care and death benefits) that covers all employees who were enrolled in the active-employee group plan at the time of retirement as well as their spouses and qualifying dependents. The table below shows the components of net periodic benefit costs for the pension, SMSP, and postretirement benefits plans for the three months ended March 31, 2020 and 2019 (in thousands).

	Pension Plan		SMSP		Postretirement Benefits		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Service cost	$10,915	$8,714	$53	$(45)	$274	$231	$11,242	$8,900
Interest cost	10,018	10,596	1,088	1,143	614	732	11,720	12,471
Expected return on plan assets	(14,030)	(12,124)	—	—	(605)	(553)	(14,635)	(12,677)
Amortization of prior service cost	2	1	72	24	12	12	86	37
Amortization of net loss	4,367	3,480	934	633	—	—	5,301	4,113
Net periodic benefit cost	11,272	10,667	2,147	1,755	295	422	13,714	12,844
Regulatory deferral of net periodic benefit cost(1)	(10,742)	(10,167)	—	—	—	—	(10,742)	(10,167)
Previously deferred pension costs recognized(1)	4,288	4,288	—	—	—	—	4,288	4,288
Net periodic benefit cost recognized for financial reporting(1)(2)	$4,818	$4,788	$2,147	$1,755	$295	$422	$7,260	$6,965
 (1) Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, the Idaho portion of net periodic benefit cost is recorded as a regulatory asset and is recognized in the income statement as those costs are recovered through rates.
 (2) Of total net periodic benefit cost recognized for financial reporting, $4.3 million and $4.2 million, respectively, were recognized in "Other operations and maintenance" and $3.0 million and $2.8 million, respectively, were recognized in "Other expense, net" on the condensed consolidated statements of income of the companies for the three months ended March 31, 2020 and 2019.

Idaho Power has a $14 million minimum contribution requirement to its defined benefit pension plan in 2020. During the three months ended March 31, 2020, Idaho Power made $10 million of contributions to its defined benefit pension plan, in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions and to mitigate the cost of being in an underfunded position. The primary impact of pension contributions is on the timing of cash flows, as the timing of cost recovery lags behind contributions.

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

The table below presents the gains and losses on derivatives not designated as hedging instruments for the three months ended March 31, 2020 and 2019 (in thousands).

		Gain/(Loss) on Derivatives Recognized in Income(1)
	Location of Realized Gain/(Loss) on Derivatives Recognized in Income	Three months ended March 31,
		2020	2019
Financial swaps	Operating revenues	$826	$(3,203)
Financial swaps	Purchased power	(190)	743
Financial swaps	Fuel expense	(2,848)	12,395
Forward contracts	Operating revenues	79	64
Forward contracts	Purchased power	(76)	(64)
Forward contracts	Fuel expense	(19)	416

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

Credit Risk

At March 31, 2020, Idaho Power did not have material credit risk exposure from financial instruments, including derivatives. Idaho Power monitors credit risk exposure through reviews of counterparty credit quality, corporate-wide counterparty credit exposure, and corporate-wide counterparty concentration levels. Idaho Power manages these risks by establishing credit and concentration limits on transactions with counterparties and requiring contractual guarantees, cash deposits, or letters of credit from counterparties or their affiliates, as deemed necessary. Idaho Power’s physical power, physical gas, and financial transactions are generally under standardized industry contracts. These contracts contain adequate assurance clauses requiring collateralization if a counterparty has debt that is downgraded below investment grade by at least one rating agency.

Credit-Contingent Features

Certain Idaho Power derivative instruments contain provisions that require Idaho Power's unsecured debt to maintain an investment grade credit rating from Moody's Investors Service and Standard & Poor's Ratings Services. If Idaho Power's unsecured debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position at March 31, 2020, was $4.8 million. Idaho Power posted $3.6 million cash collateral related to this amount. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2020, Idaho Power would have been required to pay or post collateral to its counterparties up to an additional $3.5 million to cover the open liability positions as well as completed transactions that have not yet been paid.

Derivative Instrument Summary

The table below presents the fair values and locations of derivative instruments not designated as hedging instruments recorded on the balance sheets and reconciles the gross amounts of derivatives recognized as assets and as liabilities to the net amounts presented in the balance sheets at March 31, 2020, and December 31, 2019 (in thousands).

		Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Gross Fair Value	Amounts Offset	Net Assets	Gross Fair Value	Amounts Offset		Net Liabilities

March 31, 2020
Current:
Financial swaps	Other current assets	$14	$—	$14	$—	$—		$—
Financial swaps	Other current liabilities	891	(891)	—	4,812	(2,868)	(1)	1,944
Forward contracts	Other current liabilities	—	—	—	1	—		1
Long-term:
Financial swaps	Other assets	407	—	407	—	—		—
Total		$1,312	$(891)	$421	$4,813	$(2,868)		$1,945

December 31, 2019
Current:
Financial swaps	Other current assets	$2,426	$(2,034)	$392	$2,034	$(2,034)		$—
Financial swaps	Other current liabilities	134	(134)	—	924	(134)		790
Forward contracts	Other current assets	13	—	13	—	—		—
Forward contracts	Other current liabilities	—	—	—	32	—		32
Long-term:
Financial swaps	Other assets	3	(3)	—	27	(3)		24
Total		$2,576	$(2,171)	$405	$3,017	$(2,171)		$846

(1) Current liability derivative amounts offset include $2.0 million of collateral receivable for the period ended March 31, 2020.

The table below presents the volumes of derivative commodity forward contracts and swaps outstanding at March 31, 2020 and 2019 (in thousands of units).

		March 31,
Commodity	Units	2020	2019
Electricity purchases	MWh	136	194
Electricity sales	MWh	125	116
Natural gas purchases	MMBtu	12,220	9,596
Natural gas sales	MMBtu	375	338

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

IDACORP’s and Idaho Power’s assessment of a particular input's significance to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy. An item recorded at fair value is reclassified among levels when changes in the nature of valuation inputs cause the item to no longer meet the criteria for the level in which it was previously categorized. There were no transfers between levels or material changes in valuation techniques or inputs during the three months ended March 31, 2020.

The table below presents information about IDACORP’s and Idaho Power’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2020, and December 31, 2019 (in thousands).

	March 31, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds
IDACORP(1)	$52,745	$—	$—	$52,745	$64,173	$—	$—	$64,173
Idaho Power	13,275	—	—	13,275	26,510	—	—	26,510
Derivatives	421	—	—	421	392	13	—	405
Equity securities	44,843	—	—	44,843	42,738	—	—	42,738
Liabilities:
Derivatives	1,944	1	—	1,945	814	32	—	846

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

The table below presents the carrying value and estimated fair value of financial instruments that are not reported at fair value, as of March 31, 2020, and December 31, 2019, using available market information and appropriate valuation methodologies (in thousands).

	March 31, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
IDACORP
Assets:
Notes receivable(1)	$3,804	$3,804	$3,804	$3,804
Liabilities:
Long-term debt(1)	1,837,010	2,153,743	1,836,659	2,083,931
Idaho Power
Liabilities:
Long-term debt(1)	1,837,010	2,153,743	1,836,659	2,083,931

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

	Utility Operations	All Other	Eliminations	Consolidated Total
Three months ended March 31, 2020:
Revenues	$290,488	$520	$—	$291,008
Net income attributable to IDACORP, Inc.	36,776	714	—	37,490
Total assets as of March 31, 2020	6,453,701	229,440	(73,191)	6,609,950
Three months ended March 31, 2019:
Revenues	$349,771	$548	$—	$350,319
Net income attributable to IDACORP, Inc.	41,584	1,102	—	42,686

14. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

The table below presents changes in components of accumulated other comprehensive income (AOCI), net of tax, during the three months ended March 31, 2020 and 2019 (in thousands). Items in parentheses indicate charges to AOCI.

	Defined Benefit Pension Items
	Three months ended March 31,
	2020	2019
Balance at beginning of period	$(36,284)	$(22,844)
Amounts reclassified out of AOCI	747	488
Balance at end of period	$(35,537)	$(22,356)

The table below presents amounts reclassified out of components of AOCI and the income statement location of those amounts reclassified during the three months ended March 31, 2020 and 2019 (in thousands). Items in parentheses indicate increases to net income.

	Amount Reclassified from AOCI
Details About AOCI	Three months ended March 31,
	2020	2019
Amortization of defined benefit pension items(1)
Prior service cost	$72	$24
Net loss	934	633
Total before tax	1,006	657
Tax benefit(2)	(259)	(169)
Total reclassification for the period, net of tax	$747	$488
(1) Amortization of these items is included in IDACORP's condensed consolidated income statements in other operating expenses and in Idaho Power's condensed consolidated statements of income in other expense, net.
(2) The tax benefit is included in income tax expense in the condensed consolidated statements of income of both IDACORP and Idaho Power.

15. CHANGES IN IDAHO POWER RETAINED EARNINGS

The table below presents changes in Idaho Power retained earnings during the three months ended March 31, 2020 and 2019 (in thousands).

	Three months ended March 31,
	2020	2019
Balance at beginning of period	$1,503,805	$1,409,245
Net income	36,776	41,584
Dividends to parent	(33,952)	(32,054)
Balance at end of period	$1,506,629	$1,418,775

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of IDACORP, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of IDACORP, Inc. and subsidiaries (the “Company”) as of March 31, 2020, the related condensed consolidated statements of income, comprehensive income, equity, and cash flows, for the three-month periods ended March 31, 2020 and 2019, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2019, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated February 20, 2020, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
April 30, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Idaho Power Company

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Idaho Power Company and subsidiary (the “Company”) as of March 31, 2020, the related condensed consolidated statements of income, comprehensive income, and cash flows, for the three-month periods ended March 31, 2020 and 2019, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2019, and the related consolidated statements of income, comprehensive income, retained earnings and cash flows for the year then ended (not presented herein); and in our report dated February 20, 2020, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
April 30, 2020

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in this report, the general financial condition and results of operations for IDACORP, Inc. and its subsidiaries (collectively, IDACORP) and Idaho Power Company and its subsidiary (collectively, Idaho Power) are discussed. While reading the MD&A, please refer to the accompanying condensed consolidated financial statements of IDACORP and Idaho Power. Also refer to "Cautionary Note Regarding Forward-Looking Statements" in this report for important information regarding forward-looking statements made in this MD&A and elsewhere in this report. This discussion updates the MD&A included in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Annual Report), and should also be read in conjunction with the information in that report. The results of operations for an interim period generally will not be indicative of results for the full year, particularly in light of the seasonality of Idaho Power's sales volumes, as discussed below.

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

EXECUTIVE OVERVIEW

Management's Outlook and Company Initiatives

In the 2019 Annual Report, IDACORP's and Idaho Power's management included a brief overview of their business strategies for the companies for 2020 and beyond, under the heading "Executive Overview" in the MD&A. As of the date of this report, management's outlook and strategy remain consistent with that discussion. Most notably:

•
Idaho Power continues to expect positive customer growth in its service area, and continues to participate in and support state and local economic development initiatives aimed at responsible and sustainable growth. During the first three months of 2020, Idaho Power's customer count grew by over 3,100 customers, and for the twelve months ended March 31, 2020, the customer growth rate was 2.6 percent.

•
Idaho Power anticipates substantial capital investments, with expected total capital expenditures of approximately $1.6 billion over the five-year period from 2020 (including the expenditures incurred so far in 2020) through 2024.

•
Idaho Power continues to execute on its four strategic areas: growing financial strength, improving Idaho Power's core business, enhancing Idaho Power's brand, and focusing on safety and employee engagement.

•
Idaho Power continues to focus on timely recovery of costs and earning a reasonable return on investment, including working to evaluate and ensure that its rate design and regulatory mechanisms more closely reflect the cost to provide electric service.

•
In April 2020, Idaho Power issued $230 million in principal amount of 4.20 percent first mortgage bonds due 2048. The bonds were issued at a reoffer yield of 3.422 percent, which resulted in a net premium of 13.0 percent and net proceeds to Idaho Power of approximately $260 million. Idaho Power intends to use a portion of the bond proceeds for the redemption of $100 million of 3.40 percent first mortgage bonds due in November 2020. Idaho Power believes the issuance helps maintain its strong liquidity position enabling it to fund its ongoing operations, capital expenditures, and dividend payments.

•
As of April 24, 2020, based on available cash on hand and credit facilities recently extended through 2024, IDACORP and Idaho Power have approximately $200 million and $570 million of respective liquidity available for ongoing operations.

Coronavirus (COVID-19) Response and Impacts

In response to the COVID-19 public health crisis, in the first quarter of 2020, Idaho Power implemented its emergency management, business continuity, and enterprise pandemic plans. Idaho Power's internal emergency management team responded in accordance with the plans in an effort to ensure Idaho Power continues to provide reliable service to its customers during the pandemic. In March 2020, the states of Oregon and Idaho declared that electric utilities are considered an "essential business," and Idaho Power's provision of electricity to customers through its power supply, transmission, and distribution operations, as of the date of this report, continues largely uninterrupted. On April 23, 2020, the Governor of Idaho announced Idaho's plan to reopen its economy in stages provided that criteria are met as established by the Idaho Division of Public Health and the Governor's coronavirus working group. While the Governor of Oregon has announced a framework to reopen the state’s economy, Oregon has not announced final detailed timelines or plans as of the date of this report.

Idaho Power has taken proactive steps to protect employees, customers, the general public, and Idaho Power's electrical system. Idaho Power closed all of its operating facilities to the public, closed most Idaho Power recreation sites, upgraded information technology capabilities to facilitate remote working for over half of its workforce, eliminated substantially all in-person meetings and non-essential work travel, reviewed its supply chain for critical items, continued monitoring of cyber and physical security threats, tested critical information technology systems for business continuity purposes, enhanced cleaning procedures at all facilities, and encouraged employees to practice responsible social distancing and other effective prevention and safety measures. Idaho Power has a small number of highly specialized employees who are trained to operate the power grid and critical generation facilities. Idaho Power has been taking actions to help ensure the health and availability of those essential employees, including performing health screenings, alternating schedules, segregating employees into separate facilities, and limiting interaction. If the COVID-19 pandemic were to worsen, Idaho Power is preparing for the potential sequestration of those employees as a further measure for ensuring their health and safety and ability to perform their specialized functions.

Idaho Power has temporarily suspended disconnections and late fees for late payment or non-payment to provide temporary relief to residential and small commercial customers who may experience financial hardship related to the public health crisis. Commercial customers may be particularly impacted by stay-at-home orders in the service area, as the orders have temporarily disrupted operations of many of those customers, whereas Idaho Power expects that irrigation customers will be impacted to a lesser extent. As many of Idaho Power's larger commercial and industrial customers are in the agriculture and food-processing industry, COVID-19 could have a smaller impact on those customers given the importance of the food that they produce, and thus mitigate in part the overall energy usage decline from those customers. Further, to the extent other states have imposed stay-at-home and similar orders, transmission wheeling revenues could decrease due to overall decreases in energy loads in the western region, impacting energy prices and overall market activity regionally. Overall, Idaho Power anticipates that the stay-at-home orders and the disruption of economic activities in its service area and global economic conditions created by the response to the COVID-19 public health crisis will decrease energy usage and associated revenues, and also increase late payments and uncollectible account write-offs. In anticipation of the economic impact, Idaho Power increased its allowance for uncollectible receivables from $1.4 million at Decembers 31, 2019, to $2.2 million at March 31, 2020, based on Idaho Power's normal allowance estimation process combined with its estimate of the various impacts of the health crisis.

In March and April 2020, Idaho Power submitted applications to the OPUC and IPUC, respectively, requesting authorization to defer any incremental costs and, in the Idaho jurisdiction, unrecovered costs associated with its response to the COVID-19 public health crisis. Idaho Power may incur significant costs in its response to the public health emergency, which are described in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report. Subsequent to Idaho Power's application and other public utilities' similar applications, the IPUC staff issued a decision memorandum recommending that the IPUC open a general docket to address whether and to what extent Idaho public utilities should be authorized to defer incremental COVID-19-related expenses into a regulatory asset for possible future recovery.

In March 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) that provides numerous economic assistance and stimulus measures for individuals and businesses. Idaho Power does not expect the CARES Act to have a material effect on its financial results or liquidity.

As noted above, in April 2020, Idaho Power issued $230 million in principal amount of 4.20 percent first mortgage bonds due 2048. The bonds were issued at a reoffer yield of 3.422 percent, which resulted in a net premium of 13.0 percent and net proceeds to Idaho Power of approximately $260 million. While Idaho Power expected to issue debt securities during 2020 unrelated and prior to the COVID-19 public health crisis, the net proceeds from the issuance provide Idaho Power with additional liquidity should the financial impacts of the COVID-19 public health crisis worsen in the coming months or be prolonged.

As of the date of this report, Idaho Power is uncertain how significantly the COVID-19 public health crisis will ultimately impact its business operations, results of operations, cash flows, financial condition, or capital resources. For a discussion of certain risks IDACORP and Idaho Power are confronting as a result of the public health crisis, see Part II - Item 1A - "Risk Factors" in this report.

Summary of Financial Results

The following is a summary of Idaho Power's net income, net income attributable to IDACORP, and IDACORP's earnings per diluted share for the three months ended March 31, 2020 and 2019 (in thousands, except earnings per share amounts):

	Three months ended March 31,
	2020	2019
Idaho Power net income	$36,776	$41,584
Net income attributable to IDACORP, Inc.	$37,490	$42,686
Average outstanding shares – diluted	50,527	50,518
IDACORP, Inc. earnings per diluted share	$0.74	$0.84

The table below provides a reconciliation of net income attributable to IDACORP for the three months ended March 31, 2020, from the same period in 2019 (items are in millions and are before related income tax impact unless otherwise noted).

	Three months ended
Net income attributable to IDACORP, Inc. - March 31, 2019		$42.7
Increase (decrease) in Idaho Power net income:
Customer growth, net of associated power supply costs and power cost adjustment mechanisms	3.6
Usage per retail customer, net of associated power supply costs and power cost adjustment mechanisms	(6.1)
Idaho fixed cost adjustment (FCA) revenues	4.5
Retail revenues per megawatt-hour (MWh), net of associated power supply costs and power cost adjustment mechanisms	(2.1)
Transmission wheeling-related revenues	(5.4)
Other operations and maintenance (O&M) expenses	(0.9)
Other changes in operating revenues and expenses, net	(0.2)
Decrease in Idaho Power operating income	(6.6)
Non-operating income and expenses	1.5
Income tax expense	0.3
Total decrease in Idaho Power net income		(4.8)
Other IDACORP changes (net of tax)		(0.4)
Net income attributable to IDACORP, Inc. - March 31, 2020		$37.5

IDACORP's net income decreased $5.2 million for the first quarter of 2020 compared with the first quarter of 2019, primarily due to lower net income at Idaho Power. Customer growth increased operating income by $3.6 million in the first quarter of 2020 compared with the first quarter of 2019, as the number of Idaho Power customers grew by approximately 14,400, or 2.6 percent, during the twelve months ended March 31, 2020. Lower sales volumes on a per-customer basis decreased operating income by $6.1 million in the first quarter of 2020 compared with the first quarter of 2019, as more moderate weather in Idaho Power's service area led residential and commercial customers to use less energy for heating. Also, some Idaho Power commercial customers were negatively impacted by the COVID-19 public health crisis which, combined with the more moderate weather, caused commercial customers to use 5 percent less energy per customer in March 2020 compared with March 2019. Idaho Power estimates that the effect on retail revenues of the lower usage per commercial customer due to the COVID-19 public health crisis was less than $1 million in the first quarter of 2020. The decrease in residential sales volumes per customer was mostly offset by the FCA mechanism (applicable to residential and small general service customers), which increased revenues in the first quarter by $4.5 million.

The net decrease in retail revenues per MWh decreased operating income by $2.1 million in the first quarter of 2020 compared with the first quarter of 2019, partially caused by changes in customer mix, as volumes sold to residential customers in the first quarter of 2020 made up a lesser portion of the customer sales mix compared with the first quarter of 2019. Residential customers generally pay a higher per-MWh rate than other customers. Also, the Idaho-jurisdiction PCA mechanism includes a cost or benefit ratio that allocates the deviations in certain net power supply expenses between customers (95 percent) and Idaho Power (5 percent). In the first quarter of 2019, net power supply expenses were reduced by a significant amount of wholesale energy sales due to regional wholesale energy market conditions. Regional wholesale energy prices were elevated due to below normal regional temperatures, lack of energy imports due to equipment maintenance, and natural gas pipeline disruptions. The higher wholesale energy prices during the first quarter of 2019 led to greater wholesale energy sales by Idaho Power, of which 5 percent benefited Idaho Power.

During the first quarter of 2020, transmission wheeling-related revenues decreased $5.4 million compared with the first quarter of 2019. Idaho Power's open access transmission tariff (OATT) rates decreased approximately 13 percent in October 2019 and there was less regional wholesale market activity in the first quarter of 2020 compared with the first quarter of 2019 due to the market conditions noted above.

Other O&M expenses were $0.9 million higher in the first quarter of 2020 compared with the first quarter of 2019, primarily due to a slight increase in labor and benefit costs.

Based on its estimate of full-year 2020 return on year-end equity in the Idaho jurisdiction (Idaho ROE), in the first quarter of 2020 Idaho Power recorded no additional accumulated deferred investment tax credits (ADITC) amortization or any provision against revenues for sharing of earnings with customers under the Idaho regulatory settlement stipulation approved in May 2018.

Overview of General Factors and Trends Affecting Results of Operations and Financial Condition

IDACORP's and Idaho Power's results of operations and financial condition are affected by a number of factors, and the impact of those factors is discussed in more detail below in this MD&A. To provide context for the discussion elsewhere in this report, some of the more notable factors are as follows:

•
Regulation of Rates and Cost Recovery: The prices that Idaho Power is authorized to charge for its electric and transmission service is a critical factor in determining IDACORP's and Idaho Power's results of operations and financial condition. Those rates are established by state regulatory commissions and the FERC and are intended to allow Idaho Power an opportunity to recover its expenses and earn a reasonable return on investment. Idaho Power focuses on timely recovery of its costs through filings with its regulators, working to put in place innovative regulatory mechanisms, and on the prudent management of expenses and investments. Idaho Power has a regulatory settlement stipulation in Idaho that includes provisions for the accelerated amortization of certain tax credits to help achieve a minimum 9.4 percent Idaho ROE. The settlement stipulation also provides for the potential sharing between Idaho Power and its Idaho customers of Idaho-jurisdictional earnings in excess of 10.0 percent of Idaho ROE. The settlement stipulation has no expiration date but the minimum Idaho ROE would revert back to 95 percent of the allowed return on equity in the next rate case. The specific terms of the settlement stipulation is described in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2019 Annual Report. Idaho Power will continue to assess the need to file a general rate case to reset base rates but does not anticipate filing a rate case in the next twelve months.

•
Economic Conditions and Loads: Economic conditions impact consumer demand for energy, revenues, collectability of accounts, the volume of wholesale energy sales, and the need to construct and improve infrastructure, purchase power, and implement programs to meet customer load demands. In recent years, Idaho Power has seen growth in the number of customers in its service area. Over the twelve months ended March 31, 2020, Idaho Power's customer count grew by 2.6 percent. Idaho Power expects its number of customers to continue to increase in the foreseeable future, unless the COVID-19 public health crisis adversely impacts customer growth. As noted above, Idaho Power is considered an "essential business" by the state governments of Idaho and Oregon and its provision of electricity to customers through its power supply, transmission, and distribution operations continues largely uninterrupted. Despite the Oregon and Idaho stay-at-home orders not going into effect until March 23 and 25, 2020, respectively, in March 2020, Idaho Power experienced a 5 percent decrease in usage per commercial customer, likely due to the impacts of COVID-19 and more moderate weather. Lower commercial customer usage could continue, and potentially worsen, particularly if overall economic conditions deteriorate over a sustained period as a result of COVID-19. While the volume of retail sales to industrial customers was the same in the first quarters of 2019 and 2020, Idaho Power could also see notable usage declines from industrial customers if the negative economic impacts of the COVID-19 public health crisis continue.

In June 2019, Idaho Power released its 2019 Integrated Resource Plan (IRP), which was amended in January 2020. The load forecast assumptions Idaho Power used in the 2019 IRP are included in the table below. For comparison purposes, the analogous average annual growth rates used in the prior two IRPs are included.

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

Further, as Idaho Power's hydropower facilities comprise nearly one-half of Idaho Power's nameplate generation capacity, precipitation levels impact the mix of Idaho Power's generation resources. When hydropower generation is reduced, Idaho Power must rely on more expensive generation sources and purchased power. When favorable hydropower generating conditions exist for Idaho Power, they also may exist for other Pacific Northwest hydropower facility operators, lowering regional wholesale market prices and impacting the revenue Idaho Power receives from wholesale energy sales. Much of the adverse or favorable impact of this volatility is addressed through the Idaho and Oregon power cost adjustment mechanisms. For 2020, Idaho Power expects generation from its hydropower resources to be in the range of 6.0 to 8.0 million MWh, compared with 20-year average annual hydropower generation of 7.3 million MWh.

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

•
Water Management and Relicensing of Hydropower Projects: Because of Idaho Power's reliance on stream flow in the Snake River and its tributaries, Idaho Power participates in numerous proceedings and venues that may affect its water rights, seeking to preserve the long-term availability of its rights for its hydropower projects. Also, Idaho Power is involved in renewing its long-term federal licenses for the HCC, its largest hydropower generation source, and for American Falls, its second largest hydropower generation source. Given the number of parties involved, Idaho Power's relicensing costs have been and are expected to continue to be substantial. Idaho Power cannot currently determine the ultimate terms of, and costs associated with, any resulting long-term licenses.

RESULTS OF OPERATIONS

This section of MD&A takes a closer look at the significant factors that affected IDACORP’s and Idaho Power’s earnings during the three months ended March 31, 2020. In this analysis, the results for the three months ended March 31, 2020, are compared with the same period in 2019.

The table below presents Idaho Power’s energy sales and supply (in thousands of MWh) for the three months ended March 31, 2020 and 2019.

	Three months ended March 31,
	2020	2019
Retail energy sales	3,319	3,371
Wholesale energy sales	183	860
Bundled energy sales	162	146
Total energy sales	3,664	4,377
Hydropower generation	1,606	2,100
Coal generation	462	1,132
Natural gas and other generation	638	427
Total system generation	2,706	3,659
Purchased power	1,222	1,061
Line losses	(264)	(343)
Total energy supply	3,664	4,377

Weather-related information for Boise, Idaho for the three months ended March 31, 2020 and 2019, is presented in the table below. While Boise, Idaho weather conditions are not necessarily representative of weather conditions throughout Idaho Power's service area, the greater Boise area has the majority of Idaho Power's customers and is included for illustrative purposes.

	Three months ended March 31,
	2020	2019	Normal (2)
Heating degree-days(1)	2,238	2,437	2,480
Cooling degree-days(1)	—	—	—
Precipitation (inches)	5.3	6.1	3.6
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

Sales Volume and Generation: Retail sales volumes decreased 2 percent in the first quarter of 2020, compared with the same period in 2019. The sales decrease was primarily due to more moderate weather in the first three months of 2020 compared with the first three months of 2019, which decreased the use of electricity for heating purposes. Heating degree-days were 8 percent lower in the first three months of 2020 compared with the first three months of 2019 and 10 percent below normal. Residential usage per customer was 4.8 percent lower and usage per commercial customer was 2.8 percent lower than the same period of 2019. Some Idaho Power commercial customers were negatively impacted by the COVID-19 public health crisis which, combined with the more moderate weather, caused commercial customers to use 5 percent less energy per customer in March 2020 compared with March 2019. Customer growth partially offset the decrease in sales volumes per customer during the three months ended March 31, 2020, compared with the same period in 2019, with the number of Idaho Power's customers growing by 2.6 percent over the prior twelve months.

Total system generation decreased 26 percent for the first quarter of 2020, compared with the same period in 2019. During the first quarter of 2020, natural gas generation increased 49 percent compared to the first quarter of 2019, due mostly to Idaho Power's economic-based decisions to use the Danskin and Bennett Mountain gas-fired power plants as baseload resources and to increase generation at the Langley Gulch plant. Purchased power during the first quarter of 2020 increased 15 percent compared to the first quarter of 2019, due to the lower regional wholesale energy prices. Hydropower and coal generation during the first quarter of 2020 decreased 24 percent and 59 percent, respectively, compared to the first quarter of 2019, due primarily to decreased wholesale energy sales. During the first quarter of 2019, regional wholesale energy prices were elevated due to below-normal temperatures in the Northwest, lack of energy imports due to equipment maintenance, limited production from the federal hydroelectric system due to freezing temperatures and low water flow, and reduced capacity of Pacific Northwest and Western Canada region natural gas pipelines due to a natural gas pipeline that ruptured in British Columbia, Canada, during the fourth quarter of 2018. The higher regional wholesale energy prices during the first quarter of 2019 led to higher Idaho Power opportunistic wholesale energy sales.

The financial impacts of fluctuations in wholesale energy sales, purchased power, fuel expense, and other power supply-related expenses are addressed in Idaho Power's Idaho and Oregon power cost adjustment mechanisms, which are described later in this MD&A.

Operating Revenues

Retail Revenues: The table below presents Idaho Power’s retail revenues (in thousands) and MWh sales volumes (in thousands) for the three months ended March 31, 2020 and 2019, and the number of customers as of March 31, 2020 and 2019.

	Three months ended March 31,
	2020	2019
Retail revenues:
Residential (includes $15,710 and $11,309, respectively, related to the FCA)(1)	$144,887	$150,219
Commercial (includes $484, and $342, respectively, related to the FCA)(1)	69,513	73,106
Industrial	42,760	45,498
Irrigation	1,375	999
Deferred revenue related to HCC relicensing AFUDC(2)	(2,119)	(2,119)
Total retail revenues	$256,416	$267,703
Volume of retail sales (MWh)
Residential	1,448	1,490
Commercial	1,005	1,019
Industrial	852	852
Irrigation	14	10
Total retail MWh sales	3,319	3,371
Number of retail customers at period end
Residential	480,166	467,252
Commercial	73,180	71,911
Industrial	126	127
Irrigation	21,407	21,202
Total customers	574,879	560,492
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

Retail revenues decreased $11.3 million during the first quarter of 2020 compared with the same period in 2019. The factors affecting retail revenues during the period are discussed below.

•
Rates: Customer rates, excluding collections of amounts related to the power cost adjustment mechanism, were flat for the three months ended March 31, 2020, compared with the same period in 2019. Customer rates also include the return to customers of amounts related to the power cost adjustment mechanism, which decreased revenues by $11.1 million in the first quarter of 2020 compared with the same period of 2019. The amount returned to customers in rates under the power cost adjustment mechanism has relatively little effect on operating income as a corresponding amount is recorded as a reduction of expense in the same period it is returned through rates.

•	Customers: Customer growth of 2.6 percent during the twelve months ended March 31, 2020, increased retail revenues by $5.1 million in the first quarter of 2020 compared with the same period of 2019.

•
Usage: Lower usage (on a per customer basis), primarily by residential and commercial customers, decreased retail revenues by $9.8 million for the first quarter of 2020 compared with the same period of 2019. More moderate weather in Idaho Power's service area led residential customers to use less energy for heating. Also, some Idaho Power commercial customers were negatively impacted by the COVID-19 public health crisis which, combined with the more moderate weather, caused commercial customers to use 5 percent less energy per customer in March 2020 compared with March 2019. Idaho Power expects lower commercial customer usage could continue, and potentially worsen, particularly if overall economic conditions deteriorate over a sustained period as a result of COVID-19. Idaho Power could also see greater usage declines from industrial customers if the negative economic impacts of the COVID-19 public health crisis continue.

•
Idaho FCA Revenue: The FCA mechanism, applicable to Idaho residential and small commercial customers, adjusts revenue each year to accrue, or defer, the difference between the authorized fixed-cost recovery amount per customer and the actual fixed costs per customer recovered by Idaho Power through volume-based rates during the year. Lower usage (on a per customer basis) by residential and small general service customers during the three months ended March 31, 2020, increased the amount of FCA revenue accrued by $4.5 million compared with the same period in 2019.

Wholesale Energy Sales: Wholesale energy sales consist primarily of opportunistic sales of surplus system energy and sales into the energy imbalance market implemented in the western United States (Western EIM), and do not include derivative transactions. The table below presents Idaho Power’s wholesale energy sales for the three months ended March 31, 2020 and 2019 (in thousands, except for per MWh amounts).

	Three months ended March 31,
	2020	2019
Wholesale energy revenues	$3,908	$47,215
Wholesale MWh sold	183	860
Average wholesale energy revenues per MWh	$21.36	$54.90

In the first quarter of 2020, wholesale energy revenues decreased $43.3 million compared with the first quarter of 2019. The average wholesale energy prices for the first quarter of 2020 were 61 percent lower compared with the same period in 2019. The higher prices and sales volumes in the first quarter of 2019 were due to below-normal temperatures in the Northwest, lack of energy imports due to equipment maintenance, limited production from the federal hydroelectric system due to freezing temperatures and low water flow, and reduced capacity of Pacific Northwest and Western Canada region natural gas pipelines due to a natural gas pipeline that ruptured in British Columbia, Canada, during the fourth quarter of 2018. The higher regional wholesale energy prices during the first quarter of 2019 led to higher Idaho Power opportunity wholesale energy sales.

Transmission Wheeling-Related Revenues: Transmission wheeling-related revenues decreased $5.4 million, or 34 percent, in the first three months of 2020 compared with the first three months of 2019. Idaho Power's OATT rates decreased approximately 13 percent in October 2019 and there was less regional wholesale market activity due to the regional market conditions described above in this MD&A in the first quarter of 2020 compared with the first quarter of 2019.

Energy Efficiency Program Revenues: In both Idaho and Oregon, energy efficiency riders fund energy efficiency program expenditures. Expenditures funded through the riders are reported as an operating expense with an equal amount recorded in revenues, resulting in no net impact on earnings. The cumulative variance between expenditures and amounts collected through the rider is recorded as a regulatory asset or liability. A liability balance indicates that Idaho Power has collected more than it has spent and an asset balance indicates that Idaho Power has spent more than it has collected. At March 31, 2020, Idaho Power's energy efficiency rider balances were a $2.9 million regulatory asset in the Idaho jurisdiction and a $1.0 million regulatory asset in the Oregon jurisdiction.

Operating Expenses

Purchased Power: The table below presents Idaho Power’s purchased power expenses and volumes for the three months ended March 31, 2020 and 2019 (in thousands, except for per MWh amounts).

	Three months ended March 31,
	2020	2019
Expense
PURPA contracts	$42,289	$41,082
Other purchased power (including wheeling)	18,912	21,749
Total purchased power expense	$61,201	$62,831
MWh purchased
PURPA contracts	707	678
Other purchased power	515	383
Total MWh purchased	1,222	1,061
Average cost per MWh from PURPA contracts	$59.81	$60.59
Average cost per MWh from other sources	$36.72	$56.79
Weighted average - all sources	$50.08	$59.22

Purchased power expense decreased $1.6 million, or 3 percent, during the first quarter of 2020 compared with the same period of 2019. The decrease in purchased power expense was primarily due to a 36 percent decrease in costs per MWh of purchased power from sources other than PURPA contracts due to wholesale energy market conditions described earlier in this MD&A.

Fuel Expense: The table below presents Idaho Power’s fuel expenses and thermal generation for the three months ended March 31, 2020 and 2019 (in thousands, except for per MWh amounts).

	Three months ended March 31,
	2020	2019
Expense
Coal	$15,774	$38,623
Natural gas	14,241	13,247
Total fuel expense	$30,015	$51,870
MWh generated
Coal	462	1,132
Natural gas	638	427
Total MWh generated	1,100	1,559
Average cost per MWh - Coal	$34.14	$34.12
Average cost per MWh - Natural gas	$22.32	$31.02
Weighted average, all sources	$27.29	$33.27

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

Fuel expense decreased $21.9 million, or 42 percent, in the first quarter of 2020 compared with the first quarter of 2019, due to a 59 percent decrease in coal generation, partially offset by a 49 percent increase in natural gas generation and lower average costs per MWh for natural gas. Coal generation decreased as Idaho Power's participation in unit 1 at the North Valmy plant ended in December 2019 and elevated regional wholesale energy sales prices in the first quarter of 2019 led Idaho Power to increase coal generation for opportunistic wholesale energy sales. Higher gas generation in the first quarter of 2020 compared with the first quarter of 2019 was mostly due to economic-based decisions to use the Danskin and Bennett Mountain gas-fired power plants as baseload resources and to increase generation at the Langley Gulch plant. Included in fuel expense are losses and gains on settled financial gas hedges entered into in accordance with Idaho Power's energy risk management policies. In the first three months of 2020, losses on financial gas hedges of $2.8 million increased natural gas fuel expense, while in the first three months of 2019, gains on financial gas hedges of $12.4 million reduced natural gas fuel expense. Most of these realized hedging gains and losses are passed on to customers through the power cost adjustment mechanisms described below.

Power Cost Adjustment Mechanisms: Idaho Power's power supply costs (primarily purchased power and fuel expense, less wholesale energy sales) can vary significantly from year to year. Volatility of power supply costs arises from factors such as weather conditions, wholesale market prices, volumes of power purchased and sold in the wholesale markets, Idaho Power's hydropower and thermal generation volumes and fuel costs, generation plant availability, and retail loads. To address the volatility of power supply costs, Idaho Power's power cost adjustment mechanisms in the Idaho and Oregon jurisdictions allow Idaho Power to recover from customers, or refund to customers, most of the fluctuations in power supply costs. In the Idaho jurisdiction, the PCA includes a cost or benefit sharing ratio that allocates the deviations in net power supply expenses between customers (95 percent) and Idaho Power (5 percent), with the exception of PURPA power purchases and demand response program incentives, which are allocated 100 percent to customers. The Idaho deferral period, or PCA year, runs from April 1 through March 31. Amounts deferred or accrued during the PCA year are primarily recovered or refunded during the subsequent June 1 through May 31 period. Because of the power cost adjustment mechanisms, one of the primary financial impacts of power supply cost variations is that cash is paid out but recovery from customers does not occur until a future period, or cash that is collected is refunded to customers in a future period, resulting in fluctuations in operating cash flows from year to year.

The table that follows presents the components of the Idaho and Oregon power cost adjustment mechanisms for the three months ended March 31, 2020 and 2019 (in thousands).

	Three months ended March 31,
	2020	2019
Power supply cost accrual	$10,957	$30,940
Amortization of prior year authorized balances	(14,348)	(4,715)
Total power cost adjustment expense	$(3,391)	$26,225

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

Other O&M Expenses: Other O&M expenses increased $0.9 million, or 1 percent higher in the first quarter of 2020 compared with the first quarter of 2019, primarily due to a slight increase in labor and benefit costs.

Income Taxes

IDACORP's and Idaho Power's income tax expense were relatively flat for the three months ended March 31, 2020, when compared with the same period in 2019. For information relating to IDACORP's and Idaho Power's computation of income tax expense effective income tax rates, see Note 2 - "Income Taxes" to the condensed consolidated financial statements included in this report.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Idaho Power has been pursuing significant enhancements to its utility infrastructure in an effort to ensure an adequate supply of electricity, to provide service to new customers, and to maintain system reliability. Idaho Power's existing hydropower and thermal generation facilities also require continuing upgrades and component replacement. Idaho Power anticipates these substantial capital expenditures will continue, with expected total capital expenditures of approximately $1.6 billion over the five-year period from 2020 (including expenditures incurred to-date in 2020) through 2024.

Idaho Power funds its liquidity needs for capital expenditures through cash flows from operations, debt offerings, commercial paper markets, credit facilities, and capital contributions from IDACORP. Idaho Power periodically files for rate adjustments for recovery of operating costs and capital investments to provide the opportunity to align Idaho Power's earned returns with those allowed by regulators. Idaho Power uses operating and capital budgets to control operating costs and capital expenditures. During the first three months of 2020, Idaho Power continued its efforts to optimize operations, control costs, and generate operating cash inflows to meet operating expenditures, contribute to capital expenditure requirements, and pay dividends to shareholders.

As of April 24, 2020, IDACORP's and Idaho Power's access to debt, equity, and credit arrangements included:

•	their respective $100 million and $300 million revolving credit facilities;

•	IDACORP's shelf registration statement filed with the U.S. Securities and Exchange Commission (SEC) on May 17, 2019, which may be used for the issuance of debt securities and common stock;

•
Idaho Power's shelf registration statement filed with the SEC on May 17, 2019, which may be used for the issuance of first mortgage bonds and debt securities; $270 million remains available for issuance pursuant to state regulatory authority; and

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

In April 2020, Idaho Power issued $230 million in principal amount of 4.20 percent first mortgage bonds, secured medium term notes, Series K, maturing March 1, 2048. The bonds had a maturity date, interest rate, and payment terms consistent with the Series K medium-term notes that Idaho Power issued in March 2018. The bonds were issued at a reoffer yield of 3.422 percent, which resulted in a net premium of 13.0 percent and net proceeds to Idaho Power of approximately $260 million. Idaho Power intends to use a portion of the net proceeds of this April 2020 sale of first mortgage bonds to satisfy its obligations at or prior to maturity of $100 million in principal amount of 3.40 percent first mortgage bonds due in November 2020.

As of the date of this report, Idaho Power is uncertain how significantly the COVID-19 public health crisis will ultimately impact Idaho Power's operations, results of operations, cash flows, financial condition, or capital resources. The net proceeds from the April 2020 debt issuance, noted above, provided Idaho Power with additional liquidity should the financial impacts of the COVID-19 public health crisis worsen in the coming months or be prolonged. Based on planned capital expenditures and other O&M expenses, the companies believe they will be able to meet capital and debt service requirements and fund corporate expenses during at least the next twelve months with a combination of existing cash, operating cash flows generated by Idaho Power's utility business, availability under existing credit facilities, and access to commercial paper and long-term debt markets.

IDACORP and Idaho Power seek to maintain capital structures of approximately 50 percent debt and 50 percent equity, and maintaining this ratio influences IDACORP's and Idaho Power's debt and equity issuance decisions. As of March 31, 2020, IDACORP's and Idaho Power's capital structures, as calculated for purposes of applicable debt covenants, were as follows:

	IDACORP	Idaho Power
Debt	43%	45%
Equity	57%	55%

IDACORP and Idaho Power generally maintain their cash and cash equivalents in highly liquid investments, such as U.S. Treasury Bills, money market funds, and bank deposits.

Operating Cash Flows

IDACORP’s and Idaho Power’s operating cash inflows for the three months ended March 31, 2020, were $34 million and $39 million, respectively, a decrease of $23 million for IDACORP and $15 million for Idaho Power, compared with the same period in 2019. With the exception of cash flows related to income taxes, IDACORP's operating cash flows are principally derived from the operating cash flow of Idaho Power. Significant items that affected the comparability of the companies' operating cash flows in the first three months of 2020 compared with the same period in 2019 were as follows:

•	decreased net income;

•	changes in deferred taxes and in taxes accrued and receivable combined to decrease cash flows by $1 million at IDACORP and increase cash flows by $9 million at Idaho Power;

•	changes in regulatory assets and liabilities, mostly related to the relative amounts of costs deferred and collected under the Idaho PCA mechanism, decreased operating cash flows by $29 million;

•
Idaho Power received $2 million of distributions from IERCO's investment in BCC for 2020, compared with $8 million in 2019; changes in distributions from year to year are primarily driven by changes in the timing of cash needs associated with BCC; and

•	changes in working capital balances due primarily to timing, including fluctuations in accounts receivable and other current assets, as follows:

◦	timing of collections of accounts receivable balances increased operating cash flows by $30 million for IDACORP and $29 million for Idaho Power; and

◦
the changes in other current assets decreased operating cash flows by $8 million for IDACORP and Idaho Power, which was primarily due to fluctuations in accrued unbilled revenues and the timing of prepayments.

Investing Cash Flows

Investing activities consist primarily of capital expenditures related to new construction and improvements to Idaho Power’s generation, transmission, and distribution facilities. IDACORP’s and Idaho Power’s net investing cash outflows for the three months ended March 31, 2020, were $74 million and $72 million, respectively. Investing cash outflows for 2020 and 2019 were primarily for construction of utility infrastructure needed to address Idaho Power’s aging plant and equipment, customer growth, and environmental and regulatory compliance requirements.

Financing Cash Flows

Financing activities provide supplemental cash for both day-to-day operations and capital requirements, as needed. Idaho Power funds liquidity needs for capital investment, working capital, managing commodity price risk, and other financial commitments through cash flows from operations, debt offerings, commercial paper markets, credit facilities, and capital contributions from IDACORP. IDACORP funds its cash requirements, such as payment of taxes, capital contributions to Idaho Power, and non-utility expenses allocated to IDACORP, through cash flows from operations, commercial paper markets, sales of common stock, and credit facilities. IDACORP's and Idaho Power's net financing cash outflows for the three months ended March 31, 2020, were $39 million and $34 million, respectively. In the first three months of 2020, IDACORP and Idaho Power paid cash dividends of $34 million.

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

Idaho Power First Mortgage Bonds: Idaho Power's issuance of long-term indebtedness is subject to the approval of the IPUC, OPUC, and Wyoming Public Service Commission (WPSC). In April and May 2019, Idaho Power received orders from the IPUC, OPUC, and WPSC authorizing the company to issue and sell from time to time of up to $500 million in aggregate principal amount of debt securities and first mortgage bonds, subject to conditions specified in the orders. Following the April 2020 issuance of Series K medium-term notes described above, $270 million remains available. Authority from the IPUC is effective through May 31, 2022, subject to extension upon request to the IPUC. The OPUC’s and WPSC’s orders do not impose a time limitation for issuances, but the OPUC order does impose a number of other conditions, including a requirement that the interest rates for the debt securities or first mortgage bonds fall within either (a) designated spreads over comparable U.S. Treasury rates or (b) a maximum interest rate limit of seven percent.

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

The Indenture limits the amount of first mortgage bonds at any one time outstanding to $2.5 billion, and as a result, the maximum amount of additional first mortgage bonds Idaho Power could issue as of March 31, 2020 was limited to approximately $669 million. Separately, the Indenture also limits the amount of additional first mortgage bonds that Idaho Power may issue to the sum of (a) the principal amount of retired first mortgage bonds and (b) 60 percent of total unfunded property additions, as defined in the Indenture. As of March 31, 2020, Idaho Power could issue approximately $1.9 billion of additional first mortgage bonds based on retired first mortgage bonds and total unfunded property additions.

IDACORP and Idaho Power Credit Facilities: In December 2019, IDACORP and Idaho Power entered into Credit Agreements for $100 million and $300 million credit facilities, respectively, replacing prior credit agreements. Each of the credit facilities may be used for general corporate purposes and commercial paper back-up. IDACORP's facility permits borrowings under a revolving line of credit of up to $100 million at any one time outstanding, including swingline loans not to exceed $10 million at any one time and letters of credit not to exceed $50 million at any one time. IDACORP's facility may be increased, subject to specified conditions, to $150 million. Idaho Power's facility permits borrowings through the issuance of loans and standby letters of credit of up to $300 million at any one time outstanding, including swingline loans not to exceed $30 million at any one time and letters of credit not to exceed $50 million at any one time outstanding. Idaho Power's facility may be increased, subject to specified conditions, to $450 million. The credit facilities currently provide for a maturity date of December 6, 2024, though IDACORP and Idaho Power may request up to two-one-year extensions of the credit agreements, subject to certain conditions. Other terms and conditions of the credit facilities are described in the 2019 Annual Report, in Part II, Item 7 - "MD&A - Liquidity and Capital Resources."

Each facility contains a covenant requiring each company to maintain a leverage ratio of consolidated indebtedness to consolidated total capitalization equal to or less than 65 percent as of the end of each fiscal quarter. In determining the leverage ratio, "consolidated indebtedness" broadly includes all indebtedness of the respective borrower and its subsidiaries, including, in some instances, indebtedness evidenced by certain hybrid securities (as defined in the credit agreement). "Consolidated total capitalization" is calculated as the sum of all consolidated indebtedness, consolidated stockholders' equity of the borrower and its subsidiaries, and the aggregate value of outstanding hybrid securities. At March 31, 2020, the leverage ratios for IDACORP and Idaho Power were 43 percent and 45 percent, respectively. IDACORP's and Idaho Power's ability to utilize the credit facilities is conditioned upon their continued compliance with the leverage ratio covenants included in the credit facilities. There are additional covenants, subject to exceptions, that prohibit certain mergers, acquisitions, and investments, restrict the creation of certain liens, and prohibit entering into any agreements restricting dividend payments from any material subsidiary.

At March 31, 2020, IDACORP and Idaho Power believed they were in compliance with all facility covenants. Further, IDACORP and Idaho Power do not believe they will be in violation or breach of their respective debt covenants during 2020.

Without additional approval from the IPUC, the OPUC, and the WPSC, the aggregate amount of short-term borrowings by Idaho Power at any one time outstanding may not exceed $450 million. Idaho Power has obtained approval of the IPUC, the OPUC, and the WPSC for the issuance of short-term borrowings through December 2026.

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

Available Short-Term Borrowing Liquidity

The table below outlines available short-term borrowing liquidity as of the dates specified (in thousands).

	March 31, 2020		December 31, 2019
	IDACORP(2)	Idaho Power	IDACORP(2)	Idaho Power
Revolving credit facility	$100,000	$300,000	$100,000	$300,000
Commercial paper outstanding	—	—	—	—
Identified for other use(1)	—	(24,245)	—	(24,245)
Net balance available	$100,000	$275,755	$100,000	$275,755
(1) Port of Morrow and American Falls bonds that Idaho Power could be required to purchase prior to maturity under the optional or mandatory purchase provisions of the bonds, if the remarketing agent for the bonds is unable to sell the bonds to third parties.
(2) Holding company only.

At April 24, 2020, IDACORP had no loans outstanding under its credit facilities and had no commercial paper outstanding. Idaho Power had no loans outstanding under its credit facilities and no commercial paper outstanding. During the three months ended March 31, 2020, IDACORP and Idaho Power borrowed no short-term commercial paper.

Impact of Credit Ratings on Liquidity and Collateral Obligations

IDACORP’s and Idaho Power’s access to capital markets, including the commercial paper market, and their respective financing costs in those markets, depend in part on their respective credit ratings. There have been no changes to IDACORP's or Idaho Power's ratings or ratings outlook by Standard & Poor’s Ratings Services or Moody’s Investors Service from those included in the 2019 Annual Report. However, any rating can be revised upward or downward or withdrawn at any time by a rating agency if it decides that the circumstances warrant the change.

Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties. As of March 31, 2020, Idaho Power had posted $3.6 million performance assurance collateral related to these contracts. Should Idaho Power experience a reduction in its credit rating on its unsecured debt to below investment grade, Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral, and counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions. Based upon Idaho Power’s current energy and fuel portfolio and market conditions as of March 31, 2020, the amount of additional collateral that could be requested upon a downgrade to below investment grade is approximately $4.7 million. To minimize capital requirements, Idaho Power actively monitors its portfolio exposure and the potential exposure to additional requests for performance assurance collateral through sensitivity analysis.

Capital Requirements

Idaho Power's construction expenditures, excluding AFUDC, were $71 million during the three months ended March 31, 2020. The cash expenditure amount excludes net costs of removing assets from service. The table below presents Idaho Power's estimated accrual-basis additions to electric plant for 2020 (including amounts incurred to-date) through 2024 (in millions of dollars). The amounts in the table exclude AFUDC but include net costs of removing assets from service that Idaho Power expects would be eligible to include in rate base in future rate case proceedings. However, given the uncertainty associated with the timing of infrastructure projects and associated expenditures, actual expenditures and their timing could deviate substantially from those set forth in the table.

	2020	2021	2022-2024
Expected capital expenditures (excluding AFUDC)	$300-$310	$305-$315	$1,000-$1,050

Major Infrastructure Projects: Idaho Power is engaged in the development of a number of significant projects and has entered into arrangements with third parties concerning joint infrastructure development. The discussion below provides a summary of developments in certain of those projects since the discussion of these matters included in Part II, Item 7 - "MD&A - Capital Requirements" in the 2019 Annual Report. The discussion below should be read in conjunction with that report.

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

Approximately $108 million, including AFUDC, has been expended on the Boardman-to-Hemingway project through March 31, 2020. Pursuant to the terms of the joint funding arrangements, Idaho Power has received $72 million as of March 31, 2020, from project co-participants for their share of costs. As of the date of this report, no material co-participant reimbursements are outstanding. Joint permitting participants are obligated to reimburse Idaho Power for their share of any future project permitting expenditures incurred by Idaho Power.

The permitting phase of the Boardman-to-Hemingway project is subject to federal review and approval by the U.S. Bureau of Land Management (BLM), the U.S. Forest Service, the Department of the Navy, and certain other federal agencies. The BLM issued its record of decision for the project in November 2017, approving a right-of-way grant for the project to cross approximately 86 miles of BLM-administered land. The U.S. Forest Service issued its record of decision in November 2018 authorizing the project to cross approximately seven miles of National Forest lands. In September 2019, the Department of the Navy issued its record of decision authorizing the project to cross approximately seven miles of Department of the Navy lands. In November, 2019, third parties filed a lawsuit in the federal district court of Oregon challenging the BLM and U.S. Forest Service records of decision for the Boardman-to-Hemingway project. In February 2020, Idaho Power filed a motion to intervene in the legal proceeding, and the motion was granted on April 2, 2020. The litigation is in its initial phases and remains pending as of the date of this report.

In the separate Oregon state permitting process, the Oregon Department of Energy (ODOE) issued a Draft Proposed Order in May 2019 that recommends approval of the project to the state's Energy Facility Siting Council (EFSC). The ODOE is expected to issue a Proposed Order in the first half of 2020. Idaho Power currently expects the EFSC to issue a final order and site certificate in 2021. Given the status of ongoing permitting activities and the construction period, Idaho Power expects the in-service date for the transmission line in 2026 or some time thereafter.

Gateway West Transmission Line: Idaho Power and PacifiCorp are pursuing the joint development of the Gateway West project, a high-voltage transmission lines project between a substation located near Douglas, Wyoming and the Hemingway substation located near Boise, Idaho. In January 2012, Idaho Power and PacifiCorp entered a joint funding agreement for permitting of the project. Idaho Power has expended approximately $42 million, including Idaho Power's AFUDC, for its share of the permitting phase of the project through March 31, 2020. As of the date of this report, Idaho Power estimates the total cost for its share of the project (including both permitting and construction) to be between $250 million and $450 million, including AFUDC. Idaho Power and PacifiCorp continue to coordinate the timing of next steps to best meet customer and system needs.

Defined Benefit Pension Plan Contributions

Idaho Power's minimum required contribution to be made to its defined benefit pension plan during 2020 is estimated to be $14 million. Idaho Power contributed $10 million to the plan during the first quarter of 2020. Depending on market conditions and cash flows, including any effects of the COVID-19 health crisis, during the remainder of 2020 Idaho Power is considering contributing up to an additional $30 million to the pension plan. Idaho Power's contributions are made in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions and to mitigate the cost of being in an underfunded position. The primary impact of pension contributions is on the timing of cash flows, as the timing of cost recovery lags behind contributions.

Contractual Obligations

During the three months ended March 31, 2020, IDACORP's and Idaho Power's contractual obligations, outside the ordinary course of business, did not change materially from the amounts disclosed in the 2019 Annual Report, except that Idaho Power entered into eight new replacement contracts for expiring power purchase agreements with hydropower and cogeneration PURPA-qualifying facilities, which increased Idaho Power's contractual purchase obligations by approximately $22 million over the 20-year terms of the contracts.

Off-Balance Sheet Arrangements

IDACORP's and Idaho Power's off-balance sheet arrangements have not changed materially from those reported in MD&A in the 2019 Annual Report.

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

Idaho Power's development of regulatory filings takes into consideration short-term and long-term needs for rate relief and involves several factors that can affect the timing of these regulatory filings. These factors include, among others, in-service dates of major capital investments, the timing and magnitude of changes in major revenue and expense items, and customer growth rates. Idaho Power's most recent general rate cases in Idaho and Oregon were filed during 2011. In 2012, large single-issue rate cases for the Langley Gulch power plant in Idaho and Oregon resulted in the resetting of base rates in both Idaho and Oregon. Idaho Power also reset its base-rate power supply expenses in the Idaho jurisdiction for purposes of updating the collection of costs through retail rates in 2014 but without a resulting net increase in rates. The IPUC and OPUC have also approved base rate changes in single issue cases subsequent to 2014. Between general rate cases, Idaho Power relies upon customer growth, a fixed cost adjustment mechanism, power cost adjustment mechanisms, tariff riders, and other mechanisms to mitigate the impact of regulatory lag, which refers to the period of time between making an investment or incurring an expense and recovering that investment or expense and earning a return. Management's regulatory focus in recent years has been largely on regulatory settlement stipulations and the design of rate mechanisms. Idaho Power continues to assess the need and timing of filing a general rate case in its two retail jurisdictions, based on its consideration of factors such as those described above, but does not anticipate filing a general rate case in the next twelve months.

The outcomes of significant proceedings are described in part in this report and further in the 2019 Annual Report. In addition to the discussion below, which includes notable regulatory developments since the discussion of these matters in the 2019 Annual Report, refer to Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report for additional information relating to Idaho Power's regulatory matters and recent regulatory filings and orders.

Notable Pending Retail Rate Changes During 2020

During 2020, Idaho Power has filed rate change applications in notable pending regulatory matters summarized in the table below.

Description	Status	Estimated Rate Impact(1)	Notes
Power Cost Adjustment Mechanism - Idaho	Filed April 15, 2020; Pending	$58.7 million PCA increase for the period from June 1, 2020 to May 31, 2021
The potential revenue impact of rate increases and decreases associated with the Idaho PCA mechanism is largely offset by associated increases and decreases in actual power supply costs and amortization of deferred power supply costs. The increase reflects the return to a more normal level of power supply costs as wholesale market prices have come down from unusually high levels reflected in last year's PCA.

Fixed Cost Adjustment Mechanism - Idaho	Filed March 13, 2020; Pending	$0.7 million FCA increase for the period from June 1, 2020 to May 31, 2021
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

Idaho Earnings Support and Sharing from Idaho Settlement Stipulation

In October 2014, the IPUC issued an order approving the October 2014 Idaho Earnings Support and Sharing Settlement Stipulation extending, with modifications, the terms of a December 2011 Idaho settlement stipulation for the period from 2015 through 2019. A May 2018 Idaho settlement stipulation related to tax reform (May 2018 Idaho Tax Reform Settlement Stipulation) provides for the extension of the October 2014 Idaho Earnings Support and Sharing Settlement Stipulation beyond the initial termination date of December 31, 2019, with modified terms related to the ADITC and revenue sharing mechanism that became effective beginning January 1, 2020. The more specific terms and conditions of the October 2014 Idaho Earnings Support and Sharing Settlement Stipulation and the May 2018 Idaho Tax Reform Settlement Stipulation are described in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2019 Annual Report. IDACORP and Idaho Power believe that the terms allowing additional amortization of ADITC in the settlement stipulations provide the companies with a greater degree of earnings stability than would be possible without the terms of the stipulations in effect.

Based on its estimate of full-year 2020 Idaho ROE, in the first quarter of 2020, Idaho Power recorded no additional ADITC amortization or provision against current revenues for sharing of earnings with customers for 2020 under the May 2018 Idaho Tax Reform Settlement Stipulation. Accordingly, at March 31, 2020, the full $45 million of additional ADITC remains available for future use. Idaho Power also recorded $0.0 million additional ADITC amortization or provision against revenues for sharing of earnings with customers during the first quarter of 2019, based on its then-current estimate of full-year 2019 Idaho ROE.

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

The table that follows summarizes the change in deferred (accrued) net power supply costs during the three months ended March 31, 2020 (in millions).

	Idaho	Oregon	Total
Deferred (accrued) net power supply costs at December 31, 2019	$(48.2)	$(0.3)	$(48.5)
Current period net power supply costs (deferred) accrued	(11.0)	—	(11.0)
Prior amounts refunded through rates	15.5	—	15.5
SO2 allowance and renewable energy certificate sales	(2.5)	(0.1)	(2.6)
Interest and other	0.5	—	0.5
Deferred (accrued) net power supply costs at March 31, 2020	$(45.7)	$(0.4)	$(46.1)

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

Deferred Costs for COVID-19 Public Health Crisis
In March and April 2020, Idaho Power submitted applications to the OPUC and IPUC, respectively, requesting authorization to defer any incremental costs and, in the Idaho jurisdiction, unrecovered costs associated with its response to the COVID-19 public health crisis. Idaho Power may incur significant costs in its response to the public health emergency, which are described in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report. Subsequent to Idaho Power's application and other public utilities' similar applications, the IPUC staff issued a decision memorandum recommending that the IPUC open a general docket to address whether and to what extent Idaho public utilities should be authorized to defer incremental COVID-19-related expenses into a regulatory asset for possible future recovery. As of the date of this report, Idaho Power has not received authorization in either jurisdiction and has not deferred any such costs.

Renewable and Other Energy Contracts

Idaho Power has contracts for the purchase of electricity produced by third-party owned generation facilities, most of which produce energy with the use of renewable generation sources such as wind, solar, biomass, small hydropower, and geothermal. The majority of these contracts are entered into as mandatory purchases under PURPA. As of March 31, 2020, Idaho Power had contracts to purchase energy from 130 on-line PURPA projects. An additional three contracts are with on-line non-PURPA projects, including the Elkhorn Valley wind project with a 101-MW nameplate capacity.

The following table sets forth, as of March 31, 2020, the resource type and nameplate capacity of Idaho Power's signed agreements for power purchases from PURPA and non-PURPA generating facilities. These agreements have original contract terms ranging from one to 35 years.

Resource Type	On-line megawatts (MW)	Under Contract but not yet On-line (MW)	Total Projects under Contract (MW)
PURPA:
Wind	627	—	627
Solar	313	6	319
Hydropower	147	2	149
Other	52	—	52
Total	1,139	8	1,147
Non-PURPA:
Wind	101	—	101
Geothermal	35	—	35
Solar	—	120	120
Total	136	120	256

The projects not yet on-line include one hydropower PURPA project and one solar PURPA project that are scheduled to be on-line in 2020 and one solar PURPA project scheduled to be on-line in 2022. The non-PURPA solar project is scheduled to be on-line in 2022.

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

Relicensing of Hydropower Projects

HCC Relicensing: In connection with Idaho Power's efforts to relicense the HCC, Idaho Power's largest hydropower complex and a major relicensing effort, as described in more detail in the 2019 Annual Report in Part II, Item 7 - "Regulatory Matters," Idaho Power filed water quality certification applications, required under Section 401 of the Clean Water Act (CWA), with the states of Idaho and Oregon requesting that each state certify that any discharges from the project comply with applicable state water quality standards. Idaho Power has been working with the states to identify measures that will provide reasonable assurance that discharges from the HCC will adequately address applicable water quality standards.

In April 2019, the states of Idaho and Oregon, along with Idaho Power, reached a settlement pertaining to the CWA Section 401 certification that requires Idaho Power to increase the number of Chinook salmon it releases each year through expanded hatchery production. Additionally, Idaho Power is required to fund a total of $12 million of research and water quality improvements in the HCC over a 20-year period following the issuance of the license. Idaho Power estimates that the combined cost of the mandated water quality improvements and expanded hatchery production is $20 million over the first 20 years of the new license term. In May 2019, Oregon and Idaho issued final CWA Section 401 certifications. These certifications have been submitted to the FERC as part of the relicensing process. In July 2019, three third-parties filed lawsuits against the Oregon Department of Environmental Quality in Oregon state court challenging the Oregon CWA Section 401 certification based on fish passage, water temperature, and mercury issues associated with the Snake River and the HCC. Idaho Power has intervened in one of the third-party lawsuits and is closely monitoring the other two. No parties challenged the Idaho CWA 401 certification. In December 2019, Idaho Power filed an Offer of Settlement with the FERC requesting specific language be included in the new HCC license based upon the settlement among Idaho, Oregon, and Idaho Power. During the first quarter of 2020, the FERC received several comments opposing the Offer of Settlement and its decision relating to the Offer of Settlement is pending as of the date of this report. Idaho Power continues to expect the FERC to issue a license for the HCC no earlier than 2022.

Costs for the relicensing of Idaho Power's hydropower projects are recorded in construction work in progress until new multi-year licenses are issued by the FERC, at which time the charges are transferred to electric plant in service. Idaho Power expects to seek timely recovery of relicensing costs and costs related to a new long-term license through the ratemaking process. Relicensing costs of $333 million (including AFUDC) for the HCC were included in construction work in progress at March 31, 2020. As of the date of this report, the IPUC authorizes Idaho Power to include in its Idaho jurisdiction rates $8.8 million of AFUDC annually relating to the HCC relicensing project. Collecting these amounts currently will reduce future collections when HCC relicensing costs are approved for recovery in base rates. As of March 31, 2020, Idaho Power's regulatory liability for collection of AFUDC relating to the HCC was approximately $156 million.

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

American Falls Relicensing: In April 2020, the FERC formally initiated the relicensing proceeding for the American Falls hydropower facility, which is Idaho Power's largest hydropower facility outside of the HCC, with a generating capacity of 92.3 MW. Idaho Power owns the generation facility but not the structural dam itself, which is owned by the U.S. Bureau of Reclamation. The FERC recognized Idaho Power’s pre-application document, including a proposed process plan and schedule, and recognized Idaho Power’s intent to file an application for a license. The relicensing proceeding will begin the process of informal Endangered Species Act (ESA) Section 7 consultation with Fish and Wildlife Service and Section 106 of the National Historic Preservation Act consultation with the Idaho State Historic Preservation Office. American Falls' current license expires in 2025, and as of the date of this report, Idaho Power expects the FERC to issue a license for this facility prior to the expiration.

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

Current and future environmental laws and regulations may increase the cost of operating fossil fuel-fired generation plants and constructing new generation and transmission facilities, in large part through the substantial cost of permitting activities and the required installation of additional pollution control devices. In many parts of the United States, some higher-cost, high-emission coal-fired plants have ceased operation or the plant owners have announced a near-term cessation of operation, as the cost of compliance makes the plants uneconomical to operate. Beyond increasing costs generally, these environmental laws and regulations could affect IDACORP's and Idaho Power's results of operations and financial condition if the costs associated with these environmental requirements and early plant retirements cannot be fully recovered in rates on a timely basis. Part I - "Business - Environmental Regulation and Costs" in the 2019 Annual Report, includes a summary of Idaho Power's expected capital and operating expenditures for environmental matters during the period from 2020 to 2022. Given the uncertainty of future environmental regulations, Idaho Power is unable to predict its environmental-related expenditures beyond that time, though they could be substantial.

A summary of notable environmental matters impacting, or expected to potentially impact, IDACORP and Idaho Power, is included in Part II, Item 7 - "MD&A - Environmental Issues" and "MD&A - Liquidity and Capital Resources - Capital Requirements - Environmental Regulation Costs" in the 2019 Annual Report. Developments in certain environmental matters relevant to Idaho Power are described below.

Clean Water Act Matters

Definition of “Waters of the United States” Under the CWA: In August 2015, the EPA and U.S. Army Corps of Engineers' (USACE) final rule defining the phrase "waters of the United States" (WOTUS) under the CWA became effective (WOTUS Rule). Idaho Power believes that the 2015 rule potentially expanded federal jurisdiction under the CWA beyond traditional navigable waters, interstate waters, territorial seas, tributaries, and adjacent wetlands, to a number of other waters, including waters with a "significant nexus" to those traditional waters. The WOTUS Rule was widely challenged in both federal district and circuit courts. In January 2020, the EPA and USACE finalized the first of a two-part rule to repeal the WOTUS Rule and set new and more expansive standards for determining which waters are subject to the CWA, which substantially restored the definitions and guidance used prior to the WOTUS Rule. On April 21, 2020, the EPA and USACE published the second part of the final rule to replace the WOTUS Rule with the "Navigable Waters Protection Rule" that provides a final definition of "waters of the United States," which ultimately narrows the scope of waters subject to federal regulation under the CWA. The Navigable Waters Protection Rule becomes effective on June 22, 2020.

Idaho Power believes the repeal rule, the WOTUS Rule, and the Navigable Waters Protection Rule will continue to be challenged in court, but expects that, even if the WOTUS Rule is reinstated in Idaho and should the revised definition take effect in Idaho, while it may cause Idaho Power to incur additional permitting, regulatory requirements, and other costs associated with the rule, the aggregate amount of increased costs is unlikely to have a material adverse effect on Idaho Power's operations or financial condition, in part due to the relatively arid climate of Idaho Power's service area. Similarly, because the CWA, as interpreted even prior to the WOTUS Rule, applies to most of Idaho Power's facilities, including its hydropower plants, Idaho Power does not expect reinstatement would have a material impact on Idaho Power's operations or financial condition.

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

IDACORP’s and Idaho Power’s critical accounting policies are reviewed by the audit committees of the boards of directors. These policies have not changed materially from the discussion of those policies included under "Critical Accounting Policies and Estimates" in the 2019 Annual Report.

Recently Issued Accounting Pronouncements

For a listing of new and recently adopted accounting standards, see Note 1 - "Summary of Significant Accounting Policies" to the notes to the condensed consolidated financial statements included in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IDACORP is exposed to market risks, including changes in interest rates, changes in commodity prices, credit risk, and equity price risk. The following discussion summarizes material changes in these risks since December 31, 2019, and the financial instruments, derivative instruments, and derivative commodity instruments sensitive to changes in interest rates, commodity prices, and equity prices that were held at March 31, 2020. IDACORP has not entered into any of these market-risk-sensitive instruments for trading purposes.

Interest Rate Risk

IDACORP manages interest expense and short- and long-term liquidity through a combination of fixed rate and variable rate debt. Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly-rated financial institutions may be used to achieve the desired combination.

Variable Rate Debt: As of March 31, 2020, IDACORP had no net floating rate debt, as the carrying value of short-term investments exceeded the carrying value of outstanding variable-rate debt.

Fixed Rate Debt: As of March 31, 2020, IDACORP had $1.8 billion in fixed rate debt, with a fair market value of approximately $2.1 billion. These instruments are fixed rate and, therefore, do not expose the companies to a loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $269 million if market interest rates were to decline by one percentage point from their March 31, 2020, levels.

Commodity Price Risk

IDACORP's exposure to changes in commodity prices is related to Idaho Power's ongoing utility operations that produce electricity to meet the demand of its retail electric customers. These changes in commodity prices are mitigated in large part by Idaho Power's Idaho and Oregon power cost adjustment mechanisms. To supplement its generation resources and balance its supply of power with the demand of its retail customers, Idaho Power participates in the wholesale marketplace. IDACORP's commodity price risk as of March 31, 2020, had not changed materially from that reported in Item 7A of IDACORP's Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Annual Report). Information regarding Idaho Power’s use of derivative instruments to manage commodity price risk can be found in Note 11 - "Derivative Financial Instruments" to the condensed consolidated financial statements included in this report.

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

The use of performance assurance collateral in the form of cash, letters of credit, or guarantees is common industry practice. Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties. As of March 31, 2020, Idaho Power had posted $3.6 million performance assurance collateral related to these contracts. Should Idaho Power experience a reduction in its credit rating on Idaho Power's unsecured debt to below investment grade Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral. Counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions. Based upon Idaho Power's energy and fuel portfolio and market conditions as of March 31, 2020, the amount of collateral that could be requested upon a downgrade to below investment grade was approximately $4.7 million. To minimize capital requirements, Idaho Power actively monitors the portfolio exposure and the potential exposure to additional requests for performance assurance collateral calls through sensitivity analysis.

IDACORP's credit risk related to uncollectible accounts, net of amounts reserved, as of March 31, 2020, had not changed materially from that reported in Item 7A of the 2019 Annual Report, except as disclosed in Note 1 - "Summary of Significant Accounting Policies" to the condensed consolidated financial statements included in this report. Additional information regarding Idaho Power’s management of credit risk and credit contingent features can be found in Note 11 - "Derivative Financial Instruments" to the condensed consolidated financial statements included in this report.

Equity Price Risk

IDACORP is exposed to price fluctuations in equity markets, primarily through Idaho Power's defined benefit pension plan assets, a mine reclamation trust fund owned by an equity-method investment of Idaho Power, and other equity security investments at Idaho Power. The equity securities held by the pension plan and in such accounts are diversified to achieve broad market participation and reduce the impact of any single investment, sector, or geographic region. Idaho Power has established asset allocation targets for the pension plan holdings, which are described in Note 10 - "Benefit Plans" to the consolidated financial statements included in the 2019 Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

IDACORP: The Chief Executive Officer and the Chief Financial Officer of IDACORP, based on their evaluation of IDACORP’s disclosure controls and procedures (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (Exchange Act)) as of March 31, 2020, have concluded that IDACORP’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective as of that date.

Idaho Power: The Chief Executive Officer and the Chief Financial Officer of Idaho Power, based on their evaluation of Idaho Power’s disclosure controls and procedures (pursuant to Rule 13a-15(b) of the Exchange Act) as of March 31, 2020, have concluded that Idaho Power’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective as of that date.

Changes in Internal Control over Financial Reporting

There have been no changes in IDACORP's or Idaho Power's internal control over financial reporting during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, IDACORP's or Idaho Power's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

The factors discussed in Part I - Item 1A - "Risk Factors" in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2019, could materially affect IDACORP’s and Idaho Power's business, financial condition, or future results. In addition to those risk factors, the risk factor set forth below, and other risks discussed in this report, see "Cautionary Note Regarding Forward-Looking Statements" in this report for additional factors that could have a significant impact on IDACORP's or Idaho Power's operations, results of operations, or financial condition and could cause actual results to differ materially from those anticipated in forward-looking statements.

The recent COVID-19 coronavirus outbreak could adversely affect IDACORP's and Idaho Power's business functions, financial condition and results of operations. The recent COVID-19 coronavirus outbreak has resulted in widespread impacts on the global economy and on Idaho Power's employees, customers, contractors, and suppliers. There is considerable uncertainty regarding the extent to which the coronavirus will spread and the extent and duration of measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders (including those in effect in Idaho Power's service area in the states of Idaho and Oregon), and business and government shutdowns. Restrictions of this nature may cause Idaho Power or its contractors to miss milestones on construction projects and experience operational delays, delay the delivery of electrical infrastructure and other supplies that it sources from around the globe, delay the connection of electric service to new customers, prolong the time period necessary to perform maintenance of our infrastructure, and significantly reduce the use of electricity by commercial and industrial customers.

Further, while Idaho Power has modified certain business and workforce practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events, and conferences) to conform to government restrictions and best practices encouraged by government and regulatory authorities, Idaho Power has a limited number of highly skilled operators for some of its critical power plants and its grid operations centers. If a large proportion of Idaho Power's employees in those critical facilities were to contract COVID-19 at the same time, it would rely upon its business continuity plans in an effort to continue operations at those facilities, but there is no certainty that such measures will be sufficient to mitigate the adverse impact to its operations.

Additionally, the effects of COVID-19 on the U.S. capital markets may significantly impact Idaho Power. For example, the costs related to the noncontributory defined benefit pension plan we provide to Idaho Power employees, as well as a defined benefit postretirement benefit plan (consisting of health care and death benefits) that covers eligible retirees, are based in part on the value of the plans’ assets and, therefore, adverse investment performance for these assets or the failure to maintain sustained growth in pension investments over time could increase its plan costs and funding requirements related to the plans. Similarly, Idaho Power relies on access to the capital markets to fund its capital requirements. To the extent that access to the capital markets is adversely affected by COVID-19, Idaho Power may need to consider alternative sources of funding for its operations and for working capital, which may increase its cost of, as well as adversely impact its access to, capital. These uncertain economic conditions may also result in the inability of Idaho Power's customers to pay for electric service, which could affect the collectability of its revenues and adversely affect its financial results.

The degree to which COVID-19 may impact IDACORP's and Idaho Power's liquidity, financial condition and results of operations is unknown at this time and will depend on future developments, including the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities, and to what extent normal economic and operating conditions can resume.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Restrictions on Dividends

See Note 6 - "Common Stock" to the condensed consolidated financial statements included in this report for a description of restrictions on IDACORP's and Idaho Power's payment of dividends.

Issuer Purchases of Equity Securities

IDACORP did not repurchase any shares of its common stock during the quarter ended March 31, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 of this report, which is incorporated herein by reference.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed or furnished, as applicable, with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020:

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith

10.1 (1)	IDACORP, Inc. and/or Idaho Power Company Executive Officers with Amended and Restated Change in Control Agreements chart, as of April 30, 2020					X
15.1	Letter Re: Unaudited Interim Financial Information					X
15.2	Letter Re: Unaudited Interim Financial Information					X
31.1	Certification of IDACORP, Inc. Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of IDACORP, Inc. Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.3	Certification of Idaho Power Company Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.4	Certification of Idaho Power Company Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of IDACORP, Inc. Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of IDACORP, Inc. Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.3	Certification of Idaho Power Company Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.4	Certification of Idaho Power Company Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
95.1	Mine Safety Disclosures					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)					X
(1) Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

IDACORP, INC.
(Registrant)

Date:	April 30, 2020	By:	/s/ Darrel T. Anderson
Darrel T. Anderson
President and Chief Executive Officer

Date:	April 30, 2020	By:	/s/ Steven R. Keen
Steven R. Keen
Senior Vice President and Chief Financial Officer

IDAHO POWER COMPANY
(Registrant)

Date:	April 30, 2020	By:	/s/ Darrel T. Anderson
Darrel T. Anderson
Chief Executive Officer

Date:	April 30, 2020	By:	/s/ Steven R. Keen
Steven R. Keen
Senior Vice President and Chief Financial Officer