Form 10-Q
period 2020-06-30
IDACORP INC; IDAHO POWER CO
filed 2020-07-30
CIK 1057877, 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from __________ to __________
	Exact name of registrants as specified	I.R.S. Employer
Commission File	in their charters, address of principal	Identification
Number	executive offices, zip code and telephone number	Number
1-14465	IDACORP, Inc.	82-0505802
1-3198	Idaho Power Company	82-0130980

1221 W. Idaho Street
Boise,	Idaho	83702-5627
(208)	388-2200

State of Incorporation:	Idaho

None
Former name, former address and former fiscal year, if changed since last report.

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	IDA	New York Stock Exchange

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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).
IDACORP, Inc.: Yes ☐ No X       Idaho Power Company: Yes ☐ No X

Number of shares of common stock outstanding as of July 24, 2020:
IDACORP, Inc.:        50,461,132
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

•	changes to or the elimination of Idaho Power's regulatory cost recovery mechanisms;

•
the impacts of the COVID-19 coronavirus outbreak on the global and regional economy and on Idaho Power's employees, customers, contractors, and suppliers, including on loads and revenues, uncollectible accounts, transmission revenues, and other aspects of the economy and the companies' business;

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

•
advancement of self-generation, energy storage, and energy efficiency, alternative energy sources, and other technologies that may reduce Idaho Power's sale or delivery of electric power or create power reliability challenges;

•
acts or threats of terrorist incidents, other malicious acts, social unrest, acts of war, cyber-attacks, the companies' failure to secure data or to comply with privacy laws or regulations, security breaches, and the disruption or damage to the companies' business, operations, or reputation resulting from such events and related litigation or penalties;

•
the expense and risks associated with capital expenditures for, and the permitting and construction of, utility infrastructure that Idaho Power may be unable or unwilling to complete or may not be deemed prudent by regulators for cost recovery;

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

•
failure to comply with state and federal laws, regulations, and orders, including new interpretations and enforcement initiatives by regulatory and oversight bodies, which may result in penalties and fines and increase the cost of compliance, and the cost of remediation;

•
changes in tax laws or related regulations or new interpretations of applicable laws by federal, state, or local taxing jurisdictions, and the availability of tax credits, and the tax rates payable by IDACORP shareholders on common stock dividends;

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

•
the assumptions underlying the coal mine reclamation obligations at Bridger Coal Company and related funding requirements, and the remediation costs associated with planned exits from participation in Idaho Power's co-owned coal plants;

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

IDACORP, Inc.
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands, except per share amounts)
Operating Revenues:
Electric utility revenues	$317,666	$315,774	$608,154	$665,546
Other	1,100	1,121	1,620	1,668
Total operating revenues	318,766	316,895	609,774	667,214

Operating Expenses:
Electric utility:
Purchased power	61,774	58,063	122,975	120,894
Fuel expense	31,414	20,826	61,430	72,696
Power cost adjustment	(1,536)	16,122	(4,927)	42,347
Other operations and maintenance	83,144	87,007	172,951	175,913
Energy efficiency programs	11,953	11,458	21,428	21,570
Depreciation	42,914	41,172	85,440	83,406
Taxes other than income taxes	8,727	9,377	17,410	18,237
Total electric utility expenses	238,390	244,025	476,707	535,063
Other	936	1,090	2,058	2,252
Total operating expenses	239,326	245,115	478,765	537,315

Operating Income	79,440	71,780	131,009	129,899

Allowance for Equity Funds Used During Construction	7,149	6,699	14,421	13,054

Earnings of Unconsolidated Equity-Method Investments	2,687	2,997	5,003	5,379

Other Income, Net	1,043	1,060	1,976	3,173

Interest Expense:
Interest on long-term debt	22,056	21,156	41,718	42,310
Other interest	3,557	3,685	7,369	7,138
Allowance for borrowed funds used during construction	(2,886)	(2,733)	(5,616)	(5,324)
Total interest expense, net	22,727	22,108	43,471	44,124

Income Before Income Taxes	67,592	60,428	108,938	107,381

Income Tax Expense	6,933	7,028	10,821	11,344

Net Income	60,659	53,400	98,117	96,037
Income attributable to noncontrolling interests	(270)	(244)	(238)	(195)
Net Income Attributable to IDACORP, Inc.	$60,389	$53,156	$97,879	$95,842
Weighted Average Common Shares Outstanding - Basic	50,551	50,499	50,534	50,504
Weighted Average Common Shares Outstanding - Diluted	50,567	50,507	50,547	50,512
Earnings Per Share of Common Stock:
Earnings Attributable to IDACORP, Inc. - Basic	$1.19	$1.05	$1.94	$1.90
Earnings Attributable to IDACORP, Inc. - Diluted	$1.19	$1.05	$1.94	$1.90

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)

Net Income	$60,659	$53,400	$98,117	$96,037
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $259, $169, $518 and $338, respectively	747	488	1,494	976
Total Comprehensive Income	61,406	53,888	99,611	97,013
Income attributable to noncontrolling interests	(270)	(244)	(238)	(195)
Comprehensive Income Attributable to IDACORP, Inc.	$61,136	$53,644	$99,373	$96,818

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2020	December 31, 2019
	(in thousands)
Assets

Current Assets:
Cash and cash equivalents	$460,365	$217,254
Receivables:
Customer (net of allowance of $3,501 and $1,401, respectively)	78,516	72,675
Other (net of allowance of $318 and $343, respectively)	14,604	18,789
Income taxes receivable	—	3,106
Accrued unbilled revenues	85,277	64,545
Materials and supplies (at average cost)	62,987	56,660
Fuel stock (at average cost)	50,717	57,448
Prepayments	18,732	17,638
Current regulatory assets	56,683	56,626
Other	160	405
Total current assets	828,041	565,146
Investments	130,941	98,218
Property, Plant and Equipment:
Utility plant in service	6,211,610	6,113,567
Accumulated provision for depreciation	(2,213,715)	(2,155,783)
Utility plant in service - net	3,997,895	3,957,784
Construction work in progress	575,509	552,499
Utility plant held for future use	3,697	3,872
Other property, net of accumulated depreciation	17,308	17,299
Property, plant and equipment - net	4,594,409	4,531,454
Other Assets:
Company-owned life insurance	60,524	58,922
Regulatory assets	1,345,954	1,326,433
Other	60,663	61,028
Total other assets	1,467,141	1,446,383
Total	$7,020,532	$6,641,201

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2020	December 31, 2019
	(in thousands)
Liabilities and Equity

Current Liabilities:
Current portion of long-term debt	$175,000	$100,000
Accounts payable	81,906	110,745
Taxes accrued	28,574	11,501
Interest accrued	24,392	20,999
Accrued compensation	50,671	52,550
Current regulatory liabilities	33,001	33,987
Advances from customers	32,475	28,452
Other	21,149	16,625
Total current liabilities	447,168	374,859
Other Liabilities:
Deferred income taxes	739,242	746,231
Regulatory liabilities	759,309	748,198
Pension and other postretirement benefits	522,223	519,570
Other	50,167	45,131
Total other liabilities	2,070,941	2,059,130
Long-Term Debt	2,000,455	1,736,659
Commitments and Contingencies
Equity:
IDACORP, Inc. shareholders’ equity:
Common stock, no par value (120,000 shares authorized; 50,460 and 50,420 shares issued, respectively)	866,127	868,307
Retained earnings	1,664,468	1,634,525
Accumulated other comprehensive loss	(34,790)	(36,284)
Treasury stock (0 shares and 22 shares, respectively, at cost)	—	(1,920)
Total IDACORP, Inc. shareholders’ equity	2,495,805	2,464,628
Noncontrolling interests	6,163	5,925
Total equity	2,501,968	2,470,553
Total	$7,020,532	$6,641,201

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2020	2019
	(in thousands)
Operating Activities:
Net income	$98,117	$96,037
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,764	85,655
Deferred income taxes and investment tax credits	(2,121)	(6,177)
Changes in regulatory assets and liabilities	(11,831)	31,643
Pension and postretirement benefit plan expense	14,478	13,894
Contributions to pension and postretirement benefit plans	(13,219)	(14,633)
Earnings of equity-method investments	(5,003)	(5,379)
Distributions from equity-method investments	—	11,800
Allowance for equity funds used during construction	(14,421)	(13,054)
Other non-cash adjustments to net income, net	5,989	3,923
Change in:
Accounts receivable	(8,943)	(9,333)
Accounts payable and other accrued liabilities	(30,008)	(44,286)
Taxes accrued/receivable	20,179	23,530
Other current assets	(23,889)	(16,454)
Other current liabilities	13,076	9,350
Other assets	(1,420)	(1,482)
Other liabilities	(135)	1,039
Net cash provided by operating activities	128,613	166,073
Investing Activities:
Additions to property, plant and equipment	(145,116)	(129,860)
Payments received from transmission project joint funding partners	1,728	1,016
Investments in affordable housing	(9,394)	(2,687)
Investments in unconsolidated affiliates	(2,300)	—
Purchases of equity securities	(3,326)	(470)
Proceeds from the sale of equity securities	2,630	2,546
Other	4,941	3,793
Net cash used in investing activities	(150,837)	(125,662)
Financing Activities:
Issuance of long-term debt	310,000	—
Premium on issuance of long-term debt	31,384	—
Dividends on common stock	(68,160)	(64,077)
Tax withholdings on net settlements of share-based awards	(4,630)	(4,107)
Debt issuance costs and other	(3,259)	(55)
Net cash provided by (used in) financing activities	265,335	(68,239)
Net increase (decrease) in cash and cash equivalents	243,111	(27,828)
Cash and cash equivalents at beginning of the period	217,254	267,492
Cash and cash equivalents at end of the period	$460,365	$239,664
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$325	$—
Interest (net of amount capitalized)	38,303	42,204
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$22,072	$26,700

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Common Stock
Balance at beginning of period	$864,850	$863,425	$868,307	$863,593
Share-based compensation expense	1,701	1,830	4,325	4,667
Tax withholdings on net settlements of share-based awards	(447)	—	(4,630)	—
Treasury shares issued	—	(1,016)	(1,920)	(4,047)
Other	23	27	45	53
Balance at end of period	866,127	864,266	866,127	864,266
Retained Earnings
Balance at beginning of period	1,638,065	1,542,175	1,634,525	1,531,543
Net income attributable to IDACORP, Inc.	60,389	53,156	97,879	95,842
Common stock dividends ($0.67, $0.63, $1.34, and $1.26 per share, respectively)	(33,986)	(31,932)	(67,936)	(63,986)
Balance at end of period	1,664,468	1,563,399	1,664,468	1,563,399
Accumulated Other Comprehensive (Loss) Income
Balance at beginning of period	(35,537)	(22,356)	(36,284)	(22,844)
Unfunded pension liability adjustment (net of tax)	747	488	1,494	976
Balance at end of period	(34,790)	(21,868)	(34,790)	(21,868)
Treasury Stock
Balance at beginning of period	—	(3,008)	(1,920)	(1,932)
Issued	—	1,016	1,920	4,047
Acquired for tax withholdings on net settlements of share-based awards	—	—	—	(4,107)
Balance at end of period	—	(1,992)	—	(1,992)
Total IDACORP, Inc. shareholders’ equity at end of period	2,495,805	2,403,805	2,495,805	2,403,805
Noncontrolling Interests
Balance at beginning of period	5,893	5,402	5,925	5,451
Net income attributable to noncontrolling interests	270	244	238	195
Balance at end of period	6,163	5,646	6,163	5,646
Total equity at end of period	$2,501,968	$2,409,451	$2,501,968	$2,409,451

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)

Operating Revenues	$317,666	$315,774	$608,154	$665,546

Operating Expenses:
Operation:
Purchased power	61,774	58,063	122,975	120,894
Fuel expense	31,414	20,826	61,430	72,696
Power cost adjustment	(1,536)	16,122	(4,927)	42,347
Other operations and maintenance	83,144	87,007	172,951	175,913
Energy efficiency programs	11,953	11,458	21,428	21,570
Depreciation	42,914	41,172	85,440	83,406
Taxes other than income taxes	8,727	9,377	17,410	18,237
Total operating expenses	238,390	244,025	476,707	535,063

Income from Operations	79,276	71,749	131,447	130,483

Other Income:
Allowance for equity funds used during construction	7,149	6,699	14,421	13,054
Earnings of unconsolidated equity-method investments	1,987	2,034	4,440	4,265
Other income, net	417	165	429	1,087
Total other income	9,553	8,898	19,290	18,406

Interest Charges:
Interest on long-term debt	22,056	21,156	41,718	42,310
Other interest	3,544	3,677	7,357	7,106
Allowance for borrowed funds used during construction	(2,886)	(2,733)	(5,616)	(5,324)
Total interest charges	22,714	22,100	43,459	44,092

Income Before Income Taxes	66,115	58,547	107,278	104,797

Income Tax Expense	7,192	7,371	11,578	12,037

Net Income	$58,923	$51,176	$95,700	$92,760

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)

Net Income	$58,923	$51,176	$95,700	$92,760
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $259, $169, $518 and $338, respectively	747	488	1,494	976
Total Comprehensive Income	$59,670	$51,664	$97,194	$93,736

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2020	December 31, 2019
	(in thousands)
Assets

Electric Plant:
In service (at original cost)	$6,211,610	$6,113,567
Accumulated provision for depreciation	(2,213,715)	(2,155,783)
In service - net	3,997,895	3,957,784
Construction work in progress	575,509	552,499
Held for future use	3,697	3,872
Electric plant - net	4,577,101	4,514,155
Investments and Other Property	94,772	87,104
Current Assets:
Cash and cash equivalents	358,747	98,950
Receivables:
Customer (net of allowance of $3,501 and $1,401, respectively)	78,516	72,675
Other (net of allowance of $318 and $343, respectively)	14,382	17,107
Income taxes receivable	—	9,279
Accrued unbilled revenues	85,277	64,545
Materials and supplies (at average cost)	62,987	56,660
Fuel stock (at average cost)	50,717	57,448
Prepayments	18,603	17,520
Current regulatory assets	56,683	56,626
Other	160	405
Total current assets	726,072	451,215
Deferred Debits:
Company-owned life insurance	60,524	58,922
Regulatory assets	1,345,954	1,326,433
Other	56,054	56,330
Total deferred debits	1,462,532	1,441,685
Total	$6,860,477	$6,494,159

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2020	December 31, 2019
	(in thousands)
Capitalization and Liabilities

Capitalization:
Common stock equity:
Common stock, $2.50 par value (50,000 shares authorized; 39,151 shares outstanding)	$97,877	$97,877
Premium on capital stock	712,257	712,258
Capital stock expense	(2,097)	(2,097)
Retained earnings	1,531,566	1,503,805
Accumulated other comprehensive loss	(34,790)	(36,284)
Total common stock equity	2,304,813	2,275,559
Long-term debt	2,000,455	1,736,659
Total capitalization	4,305,268	4,012,218
Current Liabilities:
Current portion of long-term debt	175,000	100,000
Accounts payable	81,803	110,581
Accounts payable to affiliates	9,604	2,053
Taxes accrued	24,383	11,481
Interest accrued	24,392	20,999
Accrued compensation	39,100	52,267
Current regulatory liabilities	33,001	33,987
Advances from customers	32,475	28,452
Other	20,421	15,629
Total current liabilities	440,179	375,449
Deferred Credits:
Deferred income taxes	789,995	794,402
Regulatory liabilities	759,309	748,198
Pension and other postretirement benefits	522,223	519,570
Other	43,503	44,322
Total deferred credits	2,115,030	2,106,492

Commitments and Contingencies

Total	$6,860,477	$6,494,159

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2020	2019
	(in thousands)
Operating Activities:
Net income	$95,700	$92,760
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,454	85,355
Deferred income taxes and investment tax credits	(1,734)	(5,919)
Changes in regulatory assets and liabilities	(11,831)	31,643
Pension and postretirement benefit plan expense	14,478	13,894
Contributions to pension and postretirement benefit plans	(13,219)	(14,633)
Earnings of equity-method investments	(4,440)	(4,265)
Distributions from equity-method investments	—	11,800
Allowance for equity funds used during construction	(14,421)	(13,054)
Other non-cash adjustments to net income, net	1,664	(744)
Change in:
Accounts receivable	(10,759)	(9,137)
Accounts payable	(22,065)	(44,180)
Taxes accrued/receivable	22,181	25,632
Other current assets	(23,877)	(16,447)
Other current liabilities	13,159	9,432
Other assets	(1,442)	(1,482)
Other liabilities	(42)	1,083
Net cash provided by operating activities	130,806	161,738
Investing Activities:
Additions to utility plant	(144,865)	(129,860)
Payments received from transmission project joint funding partners	1,728	1,016
Investments in unconsolidated affiliates	(2,300)	—
Purchases of equity securities	(3,326)	(470)
Proceeds from the sale of equity securities	2,630	2,546
Other	4,911	3,700
Net cash used in investing activities	(141,222)	(123,068)
Financing Activities:
Issuance of long-term debt	310,000	—
Premium on issuance of long-term debt	31,384	—
Dividends on common stock	(67,939)	(63,986)
Other	(3,232)	(14)
Net cash provided by (used in) financing activities	270,213	(64,000)
Net increase (decrease) in cash and cash equivalents	259,797	(25,330)
Cash and cash equivalents at beginning of the period	98,950	165,460
Cash and cash equivalents at end of the period	$358,747	$140,130
Supplemental Disclosure of Cash Flow Information:
Cash (received from) paid to IDACORP related to income taxes	$(9,189)	$2,244
Cash paid for interest (net of amount capitalized)	38,291	42,172
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$22,072	$26,700

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

Financial Statements

In the opinion of management of IDACORP and Idaho Power, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly each company's consolidated financial position as of June 30, 2020, consolidated results of operations for the three and six months ended June 30, 2020 and 2019, and consolidated cash flows for the six months ended June 30, 2020 and 2019. These adjustments are of a normal and recurring nature. These financial statements do not contain the complete detail or note disclosures concerning accounting policies and other matters that would be included in full-year financial statements and should be read in conjunction with the audited consolidated financial statements included in IDACORP’s and Idaho Power’s Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Annual Report). The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. A change in management's estimates or assumptions could have a material impact on IDACORP's or Idaho Power's respective financial condition and results of operations during the period in which such change occurred.

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

The measurement of expected credit losses on Idaho Power accounts receivable is based upon historical experience, current conditions, and forecasted information that may affect collections on the outstanding balance. Generally, this includes adjustments based upon a combination of historical write-off experience, aging of accounts receivable, an analysis of specific customer accounts, and an evaluation of whether there are current or forecasted economic conditions that might cause variation in collection from the historical experience. In response to the COVID-19 public health crisis, Idaho Power provided certain relief to customers including temporarily suspending disconnections for customers and temporarily waiving late fees. This relief as well as the economic conditions created by the response to the COVID-19 public health crisis have resulted in higher aged accounts receivable and an increase in the number of late payments. Idaho Power expects higher uncollectible account write-offs as a result of the COVID-19 public health crisis and, accordingly, increased its allowance for uncollectible accounts related to customer receivables at June 30, 2020. The allowance for uncollectible accounts increased to 4.3 percent of the total customer receivables balance at June 30, 2020, compared with 1.9 percent at December 31, 2019, and 1.7 percent at June 30, 2019.

The following table provides a rollforward of the allowance for uncollectible accounts related to customer receivables for the six months ended June 30, 2020 and 2019 (in thousands):

	Six months ended June 30,
	2020	2019
Balance at beginning of period	$1,401	$1,725
Additions to the allowance	2,786	1,011
Write-offs, net of recoveries	(686)	(1,280)
Balance at end of period	$3,501	$1,456
Allowance for uncollectible accounts as a percentage of customer receivables	4.3%	1.7%

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

Income Tax Expense

The following table provides a summary of income tax expense for the six months ended June 30, 2020 and 2019 (in thousands):

	IDACORP		Idaho Power
	2020	2019	2020	2019
Income tax at statutory rates (federal and state)	$27,980	$27,590	$27,613	$26,975
Excess deferred income tax reversal	(2,962)	(3,262)	(2,962)	(3,262)
Other(1)	(14,197)	(12,984)	(13,073)	(11,676)
Income tax expense	$10,821	$11,344	$11,578	$12,037
Effective tax rate	9.9%	10.6%	10.8%	11.5%
(1) "Other" is primarily comprised of the net tax effect of Idaho Power's regulatory flow-through tax adjustments.

Income tax expense for the six months ended June 30, 2020, was comparable with the same period in 2019. On a net basis, Idaho Power’s estimate of its annual 2020 regulatory flow-through tax adjustments is comparable to 2019.

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

Idaho Settlement Stipulations

In October 2014, the IPUC issued an order approving an extension, with modifications, of the terms of a December 2011 Idaho settlement stipulation for the period from 2015 through 2019, or until otherwise modified or terminated by order of the IPUC (October 2014 Idaho Earnings Support and Sharing Settlement Stipulation). A May 2018 Idaho settlement stipulation related to tax reform (May 2018 Idaho Tax Reform Settlement Stipulation) provides for the extension of the October 2014 Idaho Earnings Support and Sharing Settlement Stipulation beyond the initial termination date of December 31, 2019, with modified terms that became effective beginning January 1, 2020, related to the accumulated deferred investment tax credits (ADITC) and revenue sharing mechanism. The October 2014 Idaho Earnings Support and Sharing Settlement Stipulation and the May 2018 Idaho Tax Reform Settlement Stipulation are described in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2019 Annual Report and include provisions for the accelerated amortization of ADITC to help achieve a minimum 9.4 percent (9.5 percent prior to 2020) return on year-end equity in the Idaho jurisdiction (Idaho ROE). In addition, under the May 2018 Idaho Tax Reform Settlement Stipulation, minimum Idaho ROE would revert back to 95 percent of the authorized return on equity in the next general rate case. The settlement stipulations also provide for the potential sharing between Idaho Power and Idaho customers of Idaho-jurisdictional earnings in excess of 10.0 percent of Idaho ROE.

Based on its estimate of full-year 2020 Idaho ROE, in both the second quarter and first six months of 2020, Idaho Power recorded no additional ADITC amortization or provision against current revenues for sharing of earnings with customers for 2020 under the May 2018 Idaho Tax Reform Settlement Stipulation. Accordingly, at June 30, 2020, the full $45 million of additional ADITC remains available for future use. Idaho Power recorded no additional ADITC amortization or provision against revenues for sharing of earnings with customers during the second quarter and first six months of 2019, based on its then-current estimate of full-year 2019 Idaho ROE.

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

In May 2020, the IPUC approved a $58.7 million net increase in Idaho-jurisdiction power cost adjustment (PCA) revenues, effective for the 2020-2021 PCA collection period from June 1, 2020, to May 31, 2021. The net increase in PCA revenues reflects a return to a more normal level of power supply costs as wholesale market energy prices have come down from unusually high levels reflected in last year's PCA. The reduction in market energy prices results in Idaho Power forecasting lower wholesale energy sales, which serve as an offset to power supply costs. The net increase in PCA revenues also reflects a forecasted reduction in low-cost hydropower generation. The previous PCA for the 2019-2020 collection period also included $7.7 million in one-time customer benefits associated with revenue sharing and income tax reform benefits, which expired in May 2020.

Previously, in May 2019, the IPUC issued an order approving a $50.1 million net decrease in PCA rates, effective for the 2019-2020 PCA collection period from June 1, 2019, to May 31, 2020. The net decrease in PCA revenues reflected reduced power supply costs due to higher-than-expected wholesale energy sales and positive results from natural gas hedging activities, which combined to reduce actual net power supply costs for the 2018-2019 PCA year (April 2018 through March 2019). The net decrease in PCA revenues for the 2019-2020 PCA collection period also included a $5.0 million credit to customers for sharing of 2018 earnings under the October 2014 Idaho Earnings Support and Sharing Settlement Stipulation and a $2.7 million credit for income tax reform benefits related to Idaho Power's open access transmission tariff (OATT) rate under the May 2018 Idaho Tax Reform Settlement Stipulation.

Idaho Fixed Cost Adjustment Mechanism

The Idaho jurisdiction fixed cost adjustment (FCA) mechanism, applicable to Idaho residential and small general service customers, is designed to remove a portion of Idaho Power’s financial disincentive to invest in energy efficiency programs by separating (or decoupling) the recovery of fixed costs from the variable kilowatt-hour charge and linking it instead to a set amount per customer. Under Idaho Power's current rate design, Idaho Power recovers a portion of fixed costs through the variable kilowatt-hour charge, which may result in over-collection or under-collection of fixed costs. To return over-collection to customers or to collect under-collection from customers, the FCA mechanism allows Idaho Power to accrue, or defer, the difference between the authorized fixed-cost recovery amount per customer and the actual fixed costs per customer recovered by Idaho Power during the year. The IPUC has discretion to cap the annual increase in the FCA recovery at 3 percent of base revenue, with any excess deferred for collection in a subsequent year. In June 2020, the IPUC approved an increase of $0.7 million in recovery from the FCA from $34.8 million to $35.5 million, with new rates effective for the period from June 1, 2020, to May 31, 2021. Previously, in May 2019, the IPUC issued an order approving an increase of $19.2 million in the FCA from $15.6 million to $34.8 million, with rates effective for the period from June 1, 2019, to May 31, 2020.

Deferred Costs for COVID-19 Public Health Crisis

Idaho Power has incurred, and expects to continue to incur, costs associated with its response to the COVID-19 public health crisis, including information technology expenditures for remote work, higher than average levels of bad debt expense related to uncollectible accounts associated in part with its suspension of disconnects, and suspension of late payment fees. Accordingly, in March and April 2020, Idaho Power submitted applications to the OPUC and IPUC, respectively, requesting authorization to defer incremental costs associated with its response to the COVID-19 public health crisis. Idaho Power requested authorization to establish a new regulatory asset to record the deferral of incremental costs and, in the Idaho jurisdiction, unrecovered costs associated with the COVID-19 response. Both applications requested only the authority to defer these costs and to determine ratemaking treatment at a later date. Subsequent to Idaho Power's application, the IPUC opened a general docket to address the issue. On July 8, 2020, the IPUC issued an order authorizing Idaho Power and other utilities to account for unanticipated, emergency-related expenses incurred due to the COVID-19 public health crisis by recording the expenses as regulatory assets for possible recovery through future rates. The order also requires utilities to account for the decreases in expenses resulting from the COVID-19 public health crisis, such as reduced employee travel and training, and apply these reductions in expenses to offset the deferral account balance. Additionally, the order addressed potential reductions in revenue due to the COVID-19 public health crisis, allowing utilities to track reduced revenues from customer classes not included in an FCA-type mechanism for possible movement to the regulatory asset account at a later date. Idaho Power plans to resume disconnections and accruing late fees beginning in early August 2020. In the second quarter of 2020, Idaho Power recorded a $0.6 million regulatory asset for its estimate of unanticipated, emergency-related expenses, including higher bad debt expense, net of estimated savings. As of the date of this report, Idaho Power has not received authorization in the Oregon jurisdiction to defer any such costs.

4. REVENUES

The following table provides a summary of electric utility operating revenues for IDACORP and Idaho Power for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Electric utility operating revenues:
Revenue from contracts with customers	$310,971	$307,779	$581,155	$643,180
Alternative revenue programs and other revenues	6,695	7,995	26,999	22,366
Total electric utility operating revenues	$317,666	$315,774	$608,154	$665,546

Revenues from Contracts with Customers

The following table presents revenues from contracts with customers disaggregated by revenue source for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenues from contracts with customers:
Retail revenues:
Residential (includes $4,135, $7,232, $19,844 and $18,543, respectively, related to the FCA)(1)	$109,471	$104,797	$254,357	$255,016
Commercial (includes $397, $350, $881, and $691, respectively, related to the FCA)(1)	67,214	70,973	136,728	144,079
Industrial	43,087	45,602	85,847	91,100
Irrigation	60,149	48,954	61,523	49,953
Deferred revenue related to HCC relicensing AFUDC(2)	(1,927)	(1,927)	(4,046)	(4,046)
Total retail revenues	277,994	268,399	534,409	536,102
Less: FCA mechanism revenues(1)	(4,532)	(7,582)	(20,725)	(19,234)
Wholesale energy sales	6,866	16,158	10,775	63,373
Transmission wheeling-related revenues	11,491	12,518	21,854	28,246
Energy efficiency program revenues	11,953	11,458	21,428	21,570
Other revenues from contracts with customers	7,199	6,828	13,414	13,123
Total revenues from contracts with customers	$310,971	$307,779	$581,155	$643,180
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

The table below presents the FCA mechanism revenues and other revenues for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Alternative revenue programs and other revenues:
FCA mechanism revenues	$4,532	7,582	$20,725	$19,234
Derivative revenues	2,163	413	6,274	3,132
Total alternative revenue programs and other revenues	$6,695	$7,995	$26,999	$22,366

5. LONG-TERM DEBT

On April 3, 2020, Idaho Power issued $230 million in principal amount of its 4.20 percent first mortgage bonds, secured medium term notes, Series K, maturing March 1, 2048. The bonds were issued at a reoffer yield of 3.422 percent, which resulted in a net premium of 13.0 percent and net proceeds to Idaho Power of $259.9 million. After this offering the aggregate principal amount of the 4.20 percent first mortgage bonds is $450 million.

On June 5, 2020, Idaho Power entered into a selling agency agreement with six banks named in the agreement in connection with the potential issuance and sale from time to time of up to $500 million aggregate principal amount of first mortgage bonds, secured medium term notes, Series L (Series L Notes), under Idaho Power’s Indenture of Mortgage and Deed of Trust, dated as of October 1, 1937, as amended and supplemented (Indenture). Also on June 5, 2020, Idaho Power entered into the Forty-ninth Supplemental Indenture, dated effective as of June 5, 2020, to the Indenture (Forty-ninth
Supplemental Indenture). The Forty-ninth Supplemental Indenture provides for, among other items, the issuance of up to
$500 million in aggregate principal amount of Series L Notes pursuant to the Indenture.

On June 22, 2020, Idaho Power issued $80 million in principal amount of its 1.90 percent first mortgage bonds, secured medium term notes, Series L, maturing July 15, 2030. On July 29, 2020, Idaho Power redeemed, prior to maturity, $75 million in principal amount of 2.95 percent first mortgage bonds, medium-term notes, Series H due in April 2022. In accordance with the redemption provisions of the notes, the redemption included Idaho Power's payment of a make-whole premium to the holders of the redeemed notes in the aggregate amount of $3.3 million.

On or around August 3, 2020, Idaho Power plans to use a portion of the net proceeds of the April 2020 sale of first mortgage bonds to redeem $100 million in principal amount of 3.40 percent first mortgage bonds due in November 2020. As a result, the $100 million in principal amount of 3.40 percent first mortgage bonds due in November 2020 and the $75 million in principal amount of 2.95 percent first mortgage bonds due in April 2022 are reported as current portion of long-term debt in the condensed consolidated balance sheets at June 30, 2020.

As of the date of this report, Idaho Power has $420 million in principal amount of first mortgage bonds available for issuance, including Series L Notes under the selling agency agreement, but only $190 million in principal amount of long-term debt securities remained available for issuance pursuant to state regulatory authority.

6. COMMON STOCK

IDACORP Common Stock

During the six months ended June 30, 2020, IDACORP granted 75,030 restricted stock unit awards to employees and issued 40,381 shares of common stock using market purchases pursuant to the IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan, including 7,746 shares of common stock issued to directors. As directed by IDACORP, plan administrators of the IDACORP, Inc. Dividend Reinvestment and Stock Purchase Plan and Idaho Power Company Employee Savings Plan used market purchases of IDACORP common stock to acquire shares of IDACORP common stock for the plans.

Restrictions on Dividends

Idaho Power’s ability to pay dividends on its common stock held by IDACORP and IDACORP’s ability to pay dividends on its common stock are limited to the extent payment of such dividends would violate the covenants in their respective credit facilities or Idaho Power’s Revised Code of Conduct. A covenant under IDACORP’s credit facility and Idaho Power’s credit facility requires IDACORP and Idaho Power to maintain leverage ratios of consolidated indebtedness to consolidated total capitalization, as defined therein, of no more than 65 percent at the end of each fiscal quarter. At June 30, 2020, the leverage ratios for IDACORP and Idaho Power were 47 percent and 49 percent, respectively. Based on these restrictions, IDACORP’s and Idaho Power’s dividends were limited to $1.3 billion and $1.1 billion, respectively, at June 30, 2020. There are additional facility covenants, subject to exceptions, that prohibit or restrict the sale or disposition of property without consent and any agreements restricting dividend payments to IDACORP and Idaho Power from any material subsidiary. At June 30, 2020, IDACORP and Idaho Power were in compliance with those financial covenants.

Idaho Power’s Revised Code of Conduct relating to transactions between and among Idaho Power, IDACORP, and other affiliates, which was approved by the IPUC in April 2008, provides that Idaho Power will not pay any dividends to IDACORP that will reduce Idaho Power’s common equity capital below 35 percent of its total adjusted capital without IPUC approval. At June 30, 2020, Idaho Power's common equity capital was 51 percent of its total adjusted capital. Further, Idaho Power must obtain approval from the OPUC before it can directly or indirectly loan funds or issue notes or give credit on its books to IDACORP.

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

7. EARNINGS PER SHARE

The table below presents the computation of IDACORP’s basic and diluted earnings per share for the three and six months ended June 30, 2020 and 2019 (in thousands, except for per share amounts).

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Numerator:
Net income attributable to IDACORP, Inc.	$60,389	$53,156	$97,879	$95,842
Denominator:
Weighted-average common shares outstanding - basic	50,551	50,499	50,534	50,504
Effect of dilutive securities	16	8	13	8
Weighted-average common shares outstanding - diluted	50,567	50,507	50,547	50,512
Basic earnings per share	$1.19	$1.05	$1.94	$1.90
Diluted earnings per share	$1.19	$1.05	$1.94	$1.90

8. COMMITMENTS

Purchase Obligations

During the six months ended June 30, 2020, IDACORP's and Idaho Power's contractual obligations, outside the ordinary course of business, did not change materially from the amounts disclosed in the notes to the consolidated financial statements in the 2019 Annual Report, except that Idaho Power entered into one new contract with a hydropower PURPA-qualifying facility and nine new replacement contracts for expiring power purchase agreements with hydropower and cogeneration PURPA-qualifying facilities, which increased Idaho Power's contractual purchase obligations by approximately $28 million over the 20-year terms of the contracts.

Guarantees

Through a self-bonding mechanism, Idaho Power guarantees its portion of reclamation activities and obligations at BCC, of which IERCo owns a one-third interest. This guarantee, which is renewed annually with the Wyoming Department of Environmental Quality, was $58.3 million at June 30, 2020, representing IERCo's one-third share of BCC's total reclamation obligation of $175.0 million. BCC has a reclamation trust fund set aside specifically for the purpose of paying these reclamation costs. At June 30, 2020, the value of BCC's reclamation trust fund was $144.4 million. During the six months ended June 30, 2020, the reclamation trust fund made $1.1 million of distributions for reclamation activity costs associated with the BCC surface mine. BCC periodically assesses the adequacy of the reclamation trust fund and its estimate of future reclamation costs. To ensure that the reclamation trust fund maintains adequate reserves, BCC has the ability to, and does, add a per-ton surcharge to coal sales, all of which are made to the Jim Bridger plant. Because of the existence of the fund and the ability to apply a per-ton surcharge, the estimated fair value of this guarantee is minimal.

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

IDACORP and Idaho Power enter into financial agreements and power purchase and sale agreements that include indemnification provisions relating to various forms of claims or liabilities that may arise from the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnification provisions cannot be reasonably estimated. IDACORP and Idaho Power periodically evaluate the likelihood of incurring costs under such indemnities based on their historical experience and the evaluation of the specific indemnities. As of June 30, 2020, the companies believe the likelihood is remote that IDACORP or Idaho Power would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnification obligations. Neither IDACORP nor Idaho Power has recorded any liability on their respective condensed consolidated balance sheets with respect to these indemnification obligations.

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

10. BENEFIT PLANS

Idaho Power has a noncontributory defined benefit pension plan (pension plan) and two nonqualified defined benefit plans for certain senior management employees called the Security Plan for Senior Management Employees I and Security Plan for Senior Management Employees II (together, SMSP). Idaho Power also has a nonqualified defined benefit pension plan for directors that was frozen in 2002. Remaining vested benefits from that plan are included with the SMSP in the disclosures below. The benefits under the pension plan are based on years of service and the employee’s final average earnings. Idaho Power also maintains a defined benefit postretirement benefit plan (consisting of health care and death benefits) that covers all employees who were enrolled in the active-employee group plan at the time of retirement as well as their spouses and qualifying dependents. The table below shows the components of net periodic benefit costs for the pension, SMSP, and postretirement benefits plans for the three months ended June 30, 2020 and 2019 (in thousands).

	Pension Plan		SMSP		Postretirement Benefits		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Service cost	$10,578	$8,316	$53	$(45)	$240	$196	$10,871	$8,467
Interest cost	9,988	10,560	1,087	1,145	633	762	11,708	12,467
Expected return on plan assets	(14,089)	(12,187)	—	—	(597)	(557)	(14,686)	(12,744)
Amortization of prior service cost	1	2	73	24	12	12	86	38
Amortization of net loss	4,296	3,302	933	633	—	—	5,229	3,935
Net periodic benefit cost	10,774	9,993	2,146	1,757	288	413	13,208	12,163
Regulatory deferral of net periodic benefit cost(1)	(10,279)	(9,523)	—	—	—	—	(10,279)	(9,523)
Previously deferred pension costs recognized(1)	4,289	4,289	—	—	—	—	4,289	4,289
Net periodic benefit cost recognized for financial reporting(1)(2)	$4,784	$4,759	$2,146	$1,757	$288	$413	$7,218	$6,929
 (1) Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, the Idaho portion of net periodic benefit cost is recorded as a regulatory asset and is recognized in the income statement as those costs are recovered through rates.
 (2) Of total net periodic benefit cost recognized for financial reporting, $4.3 million and $4.2 million, respectively, were recognized in "Other operations and maintenance" and $3.0 million and $2.7 million, respectively, were recognized in "Other expense, net" on the condensed consolidated statements of income of the companies for the three months ended June 30, 2020 and 2019.

The table below shows the components of net periodic benefit costs for the pension, SMSP, and postretirement benefits plans for the six months ended June 30, 2020 and 2019 (in thousands).

	Pension Plan		SMSP		Postretirement Benefits		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Service cost	$21,493	$17,030	$106	$(90)	$514	$427	$22,113	$17,367
Interest cost	20,006	21,156	2,175	2,288	1,247	1,494	23,428	24,938
Expected return on plan assets	(28,119)	(24,311)	—	—	(1,202)	(1,110)	(29,321)	(25,421)
Amortization of prior service cost	3	3	145	48	24	24	172	75
Amortization of net loss	8,663	6,782	1,867	1,266	—	—	10,530	8,048
Net periodic benefit cost	22,046	20,660	4,293	3,512	583	835	26,922	25,007
Regulatory deferral of net periodic benefit cost(1)	(21,021)	(19,690)	—	—	—	—	(21,021)	(19,690)
Previously deferred pension costs recognized(1)	8,577	8,577	—	—	—	—	8,577	8,577
Net periodic benefit cost recognized for financial reporting(1)(2)	$9,602	$9,547	$4,293	$3,512	$583	$835	$14,478	$13,894
 (1) Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, the Idaho portion of net periodic benefit cost is recorded as a regulatory asset and is recognized in the income statement as those costs are recovered through rates.
 (2) Of total net periodic benefit cost recognized for financial reporting, $8.5 million and $8.4 million, respectively, were recognized in "Other operations and maintenance" and $5.9 million and $5.5 million, respectively, were recognized in "Other expense, net" on the condensed consolidated statements of income of the companies for the six months ended June 30, 2020 and 2019.

During the six months ended June 30, 2020, Idaho Power made $10 million of contributions to its defined benefit pension plan. In July 2020, Idaho Power contributed an additional $10 million to the plan in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions and to mitigate the cost of being in an underfunded position. Idaho Power has no further minimum contribution requirement to its defined benefit pension plan in 2020. The primary impact of pension contributions is on the timing of cash flows, as the timing of cost recovery lags behind contributions.

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

The table below presents the gains and losses on derivatives not designated as hedging instruments for the three and six months ended June 30, 2020 and 2019 (in thousands).

		Gain/(Loss) on Derivatives Recognized in Income(1)
	Location of Realized Gain/(Loss) on Derivatives Recognized in Income	Three months ended June 30,		Six months ended June 30,
		2020	2019	2020	2019
Financial swaps	Operating revenues	$308	$414	$1,134	$(2,789)
Financial swaps	Purchased power	(1,125)	(56)	(1,315)	687
Financial swaps	Fuel expense	(69)	7	(2,917)	12,402
Forward contracts	Operating revenues	41	—	120	64
Forward contracts	Purchased power	(39)	—	(115)	(64)
Forward contracts	Fuel expense	(1)	—	(20)	416

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

Credit Risk

At June 30, 2020, Idaho Power did not have material credit risk exposure from financial instruments, including derivatives. Idaho Power monitors credit risk exposure through reviews of counterparty credit quality, corporate-wide counterparty credit exposure, and corporate-wide counterparty concentration levels. Idaho Power manages these risks by establishing credit and concentration limits on transactions with counterparties and requiring contractual guarantees, cash deposits, or letters of credit from counterparties or their affiliates, as deemed necessary. Idaho Power’s physical power, physical gas, and financial transactions are generally under standardized industry contracts. These contracts contain adequate assurance clauses requiring collateralization if a counterparty has debt that is downgraded below investment grade by at least one rating agency.

Credit-Contingent Features

Certain Idaho Power derivative instruments contain provisions that require Idaho Power's unsecured debt to maintain an investment grade credit rating from Moody's Investors Service and Standard & Poor's Ratings Services. If Idaho Power's unsecured debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position at June 30, 2020, was $6.7 million. Idaho Power posted $3.6 million of cash collateral related to this amount. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2020, Idaho Power would have been required to pay or post collateral to its counterparties up to an additional $3.3 million to cover the open liability positions as well as completed transactions that have not yet been paid.

Derivative Instrument Summary

The table below presents the fair values and locations of derivative instruments not designated as hedging instruments recorded on the balance sheets and reconciles the gross amounts of derivatives recognized as assets and as liabilities to the net amounts presented in the balance sheets at June 30, 2020, and December 31, 2019 (in thousands).

		Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Gross Fair Value	Amounts Offset	Net Assets	Gross Fair Value	Amounts Offset		Net Liabilities

June 30, 2020
Current:
Financial swaps	Other current assets	$160	$—	$160	$—	$—		$—
Financial swaps	Other current liabilities	1,531	(1,531)	—	6,658	(4,546)	(1)	2,112
Forward contracts	Other current liabilities	—	—	—	3	—		3
Long-term:
Financial swaps	Other assets	870	—	870	—	—		—
Financial swaps	Other liabilities	10	(10)	—	47	(47)	(2)	—
Total		$2,571	$(1,541)	$1,030	$6,708	$(4,593)		$2,115

December 31, 2019
Current:
Financial swaps	Other current assets	$2,426	$(2,034)	$392	$2,034	$(2,034)		$—
Financial swaps	Other current liabilities	134	(134)	—	924	(134)		790
Forward contracts	Other current assets	13	—	13	—	—		—
Forward contracts	Other current liabilities	—	—	—	32	—		32
Long-term:
Financial swaps	Other assets	3	(3)	—	27	(3)		24
Total		$2,576	$(2,171)	$405	$3,017	$(2,171)		$846

(1) Current liability derivative amounts offset include $3.0 million of collateral receivable for the period ended June 30, 2020.
(2) Long-term liability derivative amounts offset include $37 thousand of collateral receivable for the period ended June 30, 2020.

The table below presents the volumes of derivative commodity forward contracts and swaps outstanding at June 30, 2020 and 2019 (in thousands of units).

		June 30,
Commodity	Units	2020	2019
Electricity purchases	MWh	115	216
Electricity sales	MWh	40	106
Natural gas purchases	MMBtu	12,930	13,980
Natural gas sales	MMBtu	388	308

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

IDACORP’s and Idaho Power’s assessment of a particular input's significance to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy. An item recorded at fair value is reclassified among levels when changes in the nature of valuation inputs cause the item to no longer meet the criteria for the level in which it was previously categorized. There were no transfers between levels or material changes in valuation techniques or inputs during the six months ended June 30, 2020.

The table below presents information about IDACORP’s and Idaho Power’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2020, and December 31, 2019 (in thousands).

	June 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds
IDACORP(1)	$67,980	$—	$—	$67,980	$64,173	$—	$—	$64,173
Idaho Power	156,064	—	—	156,064	26,510	—	—	26,510
Derivatives	1,030	—	—	1,030	392	13	—	405
Equity securities	43,666	—	—	43,666	42,738	—	—	42,738
Liabilities:
Derivatives	2,112	3	—	2,115	814	32	—	846

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

The table below presents the carrying value and estimated fair value of financial instruments that are not reported at fair value, as of June 30, 2020, and December 31, 2019, using available market information and appropriate valuation methodologies (in thousands).

	June 30, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
IDACORP
Assets:
Notes receivable(1)	$3,804	$3,804	$3,804	$3,804
Liabilities:
Long-term debt, including current portion(1)	2,175,455	2,553,338	1,836,659	2,083,931
Idaho Power
Liabilities:
Long-term debt, including current portion(1)	2,175,455	2,553,338	1,836,659	2,083,931

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

	Utility Operations	All Other	Eliminations	Consolidated Total
Three months ended June 30, 2020:
Revenues	$317,666	$1,100	$—	$318,766
Net income attributable to IDACORP, Inc.	58,923	1,466	—	60,389
Total assets as of June 30, 2020	6,860,477	234,378	(74,323)	7,020,532
Three months ended June 30, 2019:
Revenues	$315,774	$1,121	$—	$316,895
Net income attributable to IDACORP, Inc.	51,176	1,980	—	53,156
Six months ended June 30, 2020:
Revenues	$608,154	$1,620	$—	$609,774
Net income attributable to IDACORP, Inc.	95,700	2,179	—	97,879
Six months ended June 30, 2019:
Revenues	$665,546	$1,668	$—	$667,214
Net income attributable to IDACORP, Inc.	92,760	3,082	—	95,842

14. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

The table below presents changes in components of accumulated other comprehensive income (AOCI), net of tax, during the three and six months ended June 30, 2020 and 2019 (in thousands). Items in parentheses indicate charges to AOCI.

	Defined Benefit Pension Items		Defined Benefit Pension Items
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Balance at beginning of period	$(35,537)	$(22,356)	$(36,284)	$(22,844)
Amounts reclassified out of AOCI	747	488	1,494	976
Balance at end of period	$(34,790)	$(21,868)	$(34,790)	$(21,868)

The table below presents amounts reclassified out of components of AOCI and the income statement location of those amounts reclassified during the three and six months ended June 30, 2020 and 2019 (in thousands). Items in parentheses indicate increases to net income.

	Amount Reclassified from AOCI
Details About AOCI	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Amortization of defined benefit pension items(1)
Prior service cost	$73	$24	$145	$48
Net loss	933	633	1,867	1,266
Total before tax	1,006	657	2,012	1,314
Tax benefit(2)	(259)	(169)	(518)	(338)
Total reclassification for the period, net of tax	$747	$488	$1,494	$976
(1) Amortization of these items is included in IDACORP's condensed consolidated income statements in other operating expenses and in Idaho Power's condensed consolidated statements of income in other expense, net.
(2) The tax benefit is included in income tax expense in the condensed consolidated statements of income of both IDACORP and Idaho Power.

15. CHANGES IN IDAHO POWER RETAINED EARNINGS

The table below presents changes in Idaho Power retained earnings during the three and six months ended June 30, 2020 and 2019 (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Balance at beginning of period	$1,506,629	$1,418,775	$1,503,805	$1,409,245
Net income	58,923	51,176	95,700	92,760
Dividends to parent	(33,986)	(31,932)	(67,939)	(63,986)
Balance at end of period	$1,531,566	$1,438,019	$1,531,566	$1,438,019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of IDACORP, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of IDACORP, Inc. and subsidiaries (the “Company”) as of June 30, 2020, the related condensed consolidated statements of income, comprehensive income, and equity for the three-month and six-month periods ended June 30, 2020 and 2019, and of cash flows for the six-month periods ended June 30, 2020 and 2019 and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
July 30, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Idaho Power Company

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Idaho Power Company and subsidiary (the “Company”) as of June 30, 2020, the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2020 and 2019, and of cash flows for the six-month periods ended June 30, 2020 and 2019 and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2019, and the related consolidated statements of income, comprehensive income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated February 20, 2020, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
July 30, 2020

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in this report, the general financial condition and results of operations for IDACORP, Inc. and its subsidiaries (collectively, IDACORP) and Idaho Power Company and its subsidiary (collectively, Idaho Power) are discussed. While reading the MD&A, please refer to the accompanying condensed consolidated financial statements of IDACORP and Idaho Power. Also refer to "Cautionary Note Regarding Forward-Looking Statements" in this report for important information regarding forward-looking statements made in this MD&A and elsewhere in this report. This discussion updates the MD&A included in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Annual Report) and should also be read in conjunction with the information in that report. The results of operations for an interim period generally will not be indicative of results for the full year, particularly in light of the seasonality of Idaho Power's sales volumes, as discussed below.

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

EXECUTIVE OVERVIEW

Management's Outlook and Company Initiatives

In the 2019 Annual Report, IDACORP's and Idaho Power's management included a brief overview of their business strategies for the companies for 2020 and beyond, under the heading "Executive Overview" in the MD&A. As of the date of this report, management's outlook and strategy remain consistent with that discussion. Most notably:

•
Idaho Power continues to expect positive customer growth in its service area and continues to participate in and support state and local economic development initiatives aimed at responsible and sustainable growth. During the first six months of 2020, Idaho Power's customer count grew by nearly 7,200 customers, and for the twelve months ended June 30, 2020, the customer growth rate was 2.6 percent.

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

•
In April and June 2020, respectively, Idaho Power issued $230 million in principal amount of 4.20 percent first mortgage bonds due in 2048, and $80 million in principal amount of 1.90 percent first mortgage bonds due in 2030. Idaho Power intends to use a portion of the bond proceeds to redeem outstanding debt. Idaho Power believes the issuances help maintain its strong liquidity position enabling it to fund its ongoing operations, capital expenditures, and dividend payments.

Coronavirus (COVID-19) Response and Impacts

In response to the COVID-19 public health crisis, in March 2020 Idaho Power implemented its emergency management, business continuity, and enterprise pandemic plans. Idaho Power's internal emergency management team responded in accordance with the plans in an effort to ensure Idaho Power continues to provide reliable service to its customers during the pandemic. Idaho Power's provision of electricity to customers through its power supply, transmission, and distribution operations, as of the date of this report, continues largely uninterrupted.

Idaho Power has taken proactive steps during the crisis to protect employees, customers, the general public, and Idaho Power's electrical system. In March 2020, Idaho Power closed all of its operating facilities to the public, closed most Idaho Power recreation sites, upgraded information technology capabilities to facilitate remote working for over half of its workforce, eliminated substantially all in-person meetings and non-essential work travel, reviewed its supply chain for critical items, continued monitoring of cyber and physical security threats, tested critical information technology systems for business continuity purposes, enhanced cleaning procedures at all facilities, and encouraged employees to practice responsible social distancing and other effective prevention and safety measures. Idaho Power has a small number of highly specialized employees who are trained to operate the power grid and critical generation facilities. Idaho Power has taken actions to help ensure the health and availability of those essential employees, including performing health screenings, alternating schedules, segregating employees into separate facilities, and limiting interaction. If the COVID-19 pandemic were to worsen, Idaho Power is prepared for the potential sequestration of those employees as a further measure for ensuring their health and safety and ability to perform their specialized functions. As of the date of this report, most of Idaho Power's office workforce continues to work remotely.

In March 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) that provides numerous economic assistance and stimulus measures for individuals and businesses. Idaho Power does not expect the CARES Act to have a material effect on its financial results or liquidity.

Also in March 2020, in consideration of the COVID-19 public health crisis, Idaho Power temporarily suspended disconnections and late fees for late payment or non-payment. As approved by the IPUC in July 2020, Idaho Power plans to resume disconnections and accruing late fees for customers in its Idaho service area beginning in early August 2020. Commercial customers have been particularly affected by the economic impacts of the COVID-19 public health crisis, as the response disrupted operations of many of those customers. As many of Idaho Power's larger commercial and industrial customers are in the agriculture and food-processing industry, COVID-19 has had a smaller impact on those customers given the importance of the food that they produce, and thus mitigated in part the overall energy usage decline from those customers. Irrigation customers have also been impacted to a lesser extent. While the COVID-19 crisis does not appear to have significantly affected wheeling revenues to date, to the extent economies of other states continue to be negatively affected by the COVID-19 crisis, transmission wheeling revenues could decrease due to overall decreases in energy loads in the western region of the U.S., impacting energy prices and overall market activity regionally. Overall, Idaho Power anticipates that the disruption of economic activities in its service area and global economic conditions created by the response to the COVID-19 public health crisis will continue to negatively affect energy usage and associated revenues from commercial and industrial customers, and will continue to increase late payments and uncollectible account write-offs. In recognition of the economic impact, Idaho Power increased its allowance for uncollectible receivables from $1.4 million at December 31, 2019, to $3.5 million at June 30, 2020, based on Idaho Power's estimate of the impact of the crisis.

In July 2020, the IPUC issued an order granting Idaho Power the authority to defer unanticipated, emergency-related expenses due to the COVID-19 public health crisis, net of any cost savings, for possible recovery through future rates. In the second quarter of 2020, Idaho Power recorded a $0.6 million regulatory asset for its estimate of unanticipated, emergency-related expenses, including higher bad debt expense, net of estimated savings. For additional information, see Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report.

As noted above, in April 2020 Idaho Power issued $230 million in principal amount of 4.20 percent first mortgage bonds due in 2048. The bonds were issued at a reoffer yield of 3.422 percent, which resulted in a net premium of 13.0 percent and net proceeds to Idaho Power of approximately $260 million. In June 2020, Idaho Power issued $80 million in principal amount of first mortgage bonds due in 2030. While Idaho Power expected to issue debt securities during 2020 unrelated and prior to the COVID-19 public health crisis, and has used or will use some of the proceeds of the issuances for early retirement of debt, the net proceeds from the issuances provide Idaho Power with additional liquidity should the financial impacts of the COVID-19 public health crisis worsen in the coming months or be prolonged.

As of the date of this report, Idaho Power is uncertain how long the COVID-19 public health crisis will last and how significantly it will ultimately impact its business operations, results of operations, cash flows, financial condition, or capital resources. For a discussion of certain risks IDACORP and Idaho Power are confronting as a result of the public health crisis, see Part II - Item 1A - "Risk Factors" in this report.

Summary of Financial Results

The following is a summary of Idaho Power's net income, net income attributable to IDACORP, and IDACORP's earnings per diluted share for the three and six months ended June 30, 2020 and 2019 (in thousands, except earnings per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Idaho Power net income	$58,923	$51,176	$95,700	$92,760
Net income attributable to IDACORP, Inc.	$60,389	$53,156	$97,879	$95,842
Average outstanding shares – diluted	50,567	50,507	50,547	50,512
IDACORP, Inc. earnings per diluted share	$1.19	$1.05	$1.94	$1.90

The table below provides a reconciliation of net income attributable to IDACORP for the three and six months ended June 30, 2020, from the same period in 2019 (items are in millions and are before related income tax impact unless otherwise noted).

	Three months ended		Six months ended
Net income attributable to IDACORP, Inc. - June 30, 2019		$53.2		$95.8
Increase (decrease) in Idaho Power net income:
Customer growth, net of associated power supply costs and power cost adjustment mechanisms	3.4		7.0
Usage per retail customer, net of associated power supply costs and power cost adjustment mechanisms	6.6		(0.1)
Idaho fixed cost adjustment (FCA) revenues	(3.1)		1.5
Retail revenues per megawatt-hour (MWh), net of associated power supply costs and power cost adjustment mechanisms	(1.5)		(3.0)
Transmission wheeling-related revenues	(1.0)		(6.4)
Other operations and maintenance (O&M) expenses	3.9		3.0
Other changes in operating revenues and expenses, net	(0.8)		(1.0)
Increase in Idaho Power operating income	7.5		1.0
Non-operating income and expenses	—		1.4
Income tax expense	0.2		0.5
Total increase in Idaho Power net income		7.7		2.9
Other IDACORP changes (net of tax)		(0.5)		(0.8)
Net income attributable to IDACORP, Inc. - June 30, 2020		$60.4		$97.9

Net Income - Second Quarter 2020
IDACORP's net income increased $7.2 million for the second quarter of 2020 compared with the second quarter of 2019, primarily due to higher net income at Idaho Power. Customer growth increased operating income by $3.4 million in the second quarter of 2020 compared with the second quarter of 2019, as the number of Idaho Power customers grew by approximately 14,500, or 2.6 percent, during the twelve months ended June 30, 2020. Higher sales volumes on a per-customer basis increased operating income by $6.6 million in the second quarter of 2020 compared with the second quarter of 2019, as higher usage per irrigation and residential customer was partially offset by decreased usage per commercial and industrial customer. Less precipitation in April and May 2020 compared with the same months in 2019 led to a 24 percent increase in usage per irrigation customer during the second quarter of 2020 compared with the second quarter of 2019. Also, residential customers used more energy for heating and cooling due to weather variations and residential customers spending more time at home due to the COVID-19 public health crisis, which increased usage per residential customer by 6 percent in the second quarter of 2020 compared with the second quarter of 2019. Decreases of 7 percent and 4 percent in usage per commercial and industrial customer, respectively, were largely due to the economic impacts of COVID-19. The increase in sales volumes per residential customer was partially offset by the FCA mechanism (applicable to residential and small general service customers), which decreased revenues in the second quarter of 2020 by $3.1 million as compared with the second quarter of 2019.

During the second quarter of 2020, transmission wheeling-related revenues decreased $1.0 million compared with the second quarter of 2019. Idaho Power's open access transmission tariff (OATT) rates decreased approximately 13 percent in October 2019.
Other O&M expenses were $3.9 million lower in the second quarter of 2020 compared with the second quarter of 2019, primarily due to the temporary deferral of certain maintenance projects at Idaho Power's jointly-owned thermal generation plants. The timing of these projects is discretionary and Idaho Power expects these projects to be completed later in 2020 or in 2021. As noted above, in July 2020, the IPUC issued an order granting Idaho Power the authority to defer unanticipated, emergency-related expenses due to the COVID-19 public health crisis, net of any cost savings, for possible recovery through future rates. In the second quarter of 2020, Idaho Power recorded a $0.6 million regulatory asset for its estimate of such costs, including higher bad debt expense, net of estimated savings in vehicle fuel, employee travel, and training. For additional information, see Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report.

Net Income - Year-to-Date 2020
IDACORP's net income increased $2.1 million for the first half of 2020 compared with the first half of 2019, primarily due to higher net income at Idaho Power. Customer growth increased operating income by $7.0 million in the first half of 2020 compared with the first half of 2019. Sales volumes on a per-customer basis were relatively flat during those periods as higher usage per irrigation customer was offset by lower usage per commercial and industrial customer largely due to COVID-19. Less precipitation in April and May 2020 compared with the same months in 2019 led to a 24 percent increase in usage per irrigation customer during the first half of 2020 compared with the first half of 2019. Usage per residential customer decreased by 1 percent during the first half of 2020 compared with the first half of 2019, as the increase caused by weather and COVID-19 in the second quarter of 2020 described above did not fully offset the lower usage from the first quarter of 2020 caused by more moderate weather, which resulted in residential customers using less energy for heating. The decrease in sales volumes per residential customer was partially offset by the FCA mechanism (applicable to residential and small general service customers), which increased revenues by $1.5 million.
The net decrease in retail revenues per MWh decreased operating income by $3.0 million in the first half of 2020 compared with the first half of 2019. The Idaho-jurisdiction PCA mechanism includes a cost or benefit ratio that allocates the deviations in certain net power supply expenses between customers (95 percent) and Idaho Power (5 percent). In the first half of 2019, net power supply expenses were reduced due to significant amount of wholesale energy sales resulting from regional wholesale energy market conditions. Regional wholesale energy prices were elevated due to below normal regional temperatures, lack of energy imports to the region due to equipment maintenance, and natural gas pipeline disruptions. The higher wholesale energy prices during the first half of 2019 led to greater wholesale energy sales by Idaho Power, of which 5 percent benefited Idaho Power.

During the first half of 2020, transmission wheeling-related revenues decreased $6.4 million compared with the first half of 2019, due to Idaho Power's open access transmission tariff rates decreasing approximately 13 percent in October 2019 and less regional wholesale market activity in the first half of 2020 compared with the first half of 2019, resulting from the market conditions noted above.

Other O&M expenses were $3.0 million lower in the first half of 2020 compared with the first half of 2019, primarily due to lower thermal operating and maintenance expenses as explained above.

Based on its estimate of full-year 2020 return on year-end equity in the Idaho jurisdiction (Idaho ROE), in the first half of 2020 Idaho Power recorded no additional accumulated deferred investment tax credits (ADITC) amortization or any provision against revenues for sharing of earnings with customers under the Idaho regulatory settlement stipulation approved in May 2018.

Overview of General Factors and Trends Affecting Results of Operations and Financial Condition

IDACORP's and Idaho Power's results of operations and financial condition are affected by a number of factors, and the impact of those factors is discussed in more detail below in this MD&A. To provide context for the discussion elsewhere in this report, some of the more notable factors are as follows:

•
Regulation of Rates and Cost Recovery: The prices that Idaho Power is authorized to charge for its electric and transmission service is a critical factor in determining IDACORP's and Idaho Power's results of operations and financial condition. Those rates are established by state regulatory commissions and the FERC and are intended to allow Idaho Power an opportunity to recover its expenses and earn a reasonable return on investment. Idaho Power focuses on timely recovery of its costs through filings with its regulators, working to put in place innovative regulatory mechanisms, and on the prudent management of expenses and investments. Idaho Power has a regulatory settlement stipulation in Idaho that includes provisions for the accelerated amortization of certain tax credits to help achieve a minimum 9.4 percent Idaho ROE. The settlement stipulation also provides for the potential sharing between Idaho Power and its Idaho customers of Idaho-jurisdictional earnings in excess of 10.0 percent of Idaho ROE. The settlement stipulation has no expiration date but the minimum Idaho ROE would revert back to 95 percent of the allowed return on equity in the next rate case. The specific terms of the settlement stipulation are described in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2019 Annual Report. Idaho Power will continue to assess the need to file a general rate case to reset base rates but does not anticipate filing a rate case in the next twelve months.

•
Economic Conditions and Loads: Economic conditions impact consumer demand for energy, revenues, collectability of accounts, the volume of wholesale energy sales, and the need to construct and improve infrastructure, purchase power, and implement programs to meet customer load demands. In recent years, Idaho Power has seen growth in the number of customers in its service area. Over the twelve months ended June 30, 2020, Idaho Power's customer count grew by 2.6 percent. Idaho Power expects its number of customers to continue to increase in the foreseeable future. As noted above, Idaho Power's provision of electricity to customers through its power supply, transmission, and distribution operations continues largely uninterrupted despite the COVID-19 crisis, other than lower usage by commercial and industrial customers during the first half of 2020.

In June 2019, Idaho Power released its 2019 Integrated Resource Plan (IRP), which was amended in January 2020, and as of the date of this report, remains subject to further amendment as described in "Regulatory Matters" in this MD&A. The load forecast assumptions Idaho Power used in the 2019 IRP are included in the table below. For comparison purposes, the analogous average annual growth rates used in the prior two IRPs are included.

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

Further, as Idaho Power's hydropower facilities comprise nearly one-half of Idaho Power's nameplate generation capacity, precipitation levels impact the mix of Idaho Power's generation resources. When hydropower generation is reduced, Idaho Power must rely on more expensive generation sources and purchased power. When favorable hydropower generating conditions exist for Idaho Power, they also may exist for other Pacific Northwest hydropower facility operators, lowering regional wholesale market prices and impacting the revenue Idaho Power receives from wholesale energy sales. Much of the adverse or favorable impact of this volatility is addressed through the Idaho and Oregon power cost adjustment mechanisms. For 2020, Idaho Power expects generation from its hydropower resources to be in the range of 6.5 to 7.5 million MWh, compared with 20-year average annual hydropower generation of 7.3 million MWh.

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

•
Wildfire Mitigation Plan: In recent years, the Western United States, particularly California, has experienced an increased frequency of destructive wildland fires (wildfires). A variety of factors have contributed in varying degrees to this trend including such things as climate change, increased human encroachment in wildland-urban interfaces, historical land management practices, and overall wildland and forest health. While Idaho Power has not experienced the type of catastrophic wildfires within its service area that have occurred in California, Idaho Power is taking a proactive approach to wildfire threat relative to its service area. Idaho Power has drafted a Wildfire Mitigation Plan (WMP) that outlines actions Idaho Power is taking or is working to implement in the future to reduce wildfire risk and to strengthen the resiliency of its transmission and distribution system to wildfires. Idaho Power's approach to achieve these objectives includes identifying areas subject to elevated risk, creating specific targeted actions in O&M practices, system hardening programs, vegetation management, and field personnel practices to mitigate wildfire risk, incorporating current and forecasted weather and field conditions into operational practices, evaluating whether public safety shutoffs are currently a reasonable mitigation approach, and evaluating the performance and effectiveness of the strategies identified in the WMP through metrics and monitoring.

RESULTS OF OPERATIONS

This section of MD&A takes a closer look at the significant factors that affected IDACORP’s and Idaho Power’s earnings during the three and six months ended June 30, 2020. In this analysis, the results for the three and six months ended June 30, 2020, are compared with the same period in 2019.

The table below presents Idaho Power’s energy sales and supply (in thousands of MWh) for the three and six months ended June 30, 2020 and 2019.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Retail energy sales	3,594	3,409	6,913	6,780
Wholesale energy sales	489	1,042	671	1,902
Bundled energy sales	110	—	272	146
Total energy sales	4,193	4,451	7,856	8,828
Hydropower generation	2,275	3,032	3,881	5,132
Coal generation	810	422	1,272	1,554
Natural gas and other generation	89	137	727	564
Total system generation	3,174	3,591	5,880	7,250
Purchased power	1,305	1,195	2,526	2,256
Line losses	(286)	(335)	(550)	(678)
Total energy supply	4,193	4,451	7,856	8,828

Weather-related information for Boise, Idaho for the three and six months ended June 30, 2020 and 2019, is presented in the table below. While Boise, Idaho weather conditions are not necessarily representative of weather conditions throughout Idaho Power's service area, the greater Boise area has the majority of Idaho Power's customers and is included for illustrative purposes.

	Three months ended June 30,			Six months ended June 30,
	2020	2019	Normal (2)	2020	2019	Normal (2)
Heating degree-days(1)	664	583	719	2,902	3,020	3,199
Cooling degree-days(1)	195	159	183	195	159	183
Precipitation (inches)	6.4	6.0	3.3	11.6	12.1	6.9
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

Sales Volume and Generation: Retail sales volumes increased 5 percent and 2 percent in the second quarter and first six months of 2020, respectively, compared with the same periods of 2019. During the second quarter and first six months of 2020, usage per irrigation customer was approximately 24 percent higher compared with the same periods in 2019. During the second quarter of 2020, usage per residential customer was approximately 6 percent higher than the second quarter of 2019, primarily due to residential customers spending more time at home due to the COVID-19 public health crisis combined with weather variations that caused residential customers to use more energy at home for heating and cooling. Cooling degree-days in Boise, Idaho were 23 percent higher during the three months ended June 30, 2020, compared with the three months ended June 30, 2019, and 7 percent above normal. Also, heating degree-days were 14 percent higher during the three months ended June 30 2020, compared with the three months ended June 30, 2019. For the second quarter of 2020, the increases in sales volumes per irrigation and residential customer were only partially offset by decreases of 7 percent and 4 percent in usage per commercial and industrial customer, respectively, compared with the second quarter of 2019. For the first six months of 2020, the increase in sales volumes per irrigation customer was entirely offset by decreases of 5 percent and 3 percent in usage per commercial and industrial customer, respectively. The decreases in usage per commercial and industrial customer during the second quarter and first six months of 2020 were largely due to the economic impacts of COVID-19. Customer growth increased sales volumes during the three and six months ended June 30, 2020, compared with the same period in 2019, with the number of Idaho Power's customers growing by 2.6 percent over the prior twelve months.

Total system generation decreased 12 percent and 19 percent in the second quarter and first six months of 2020, respectively, compared with the second quarter and first six months of 2019. Hydropower and natural gas generation during the second quarter of 2020 decreased 25 percent and 35 percent, respectively, compared with the second quarter of 2019, due primarily to decreased wholesale energy sales, higher purchased power, and economic-, operations-, and reliability-based decisions to use more coal generation. During the second quarter of 2020, coal generation increased 92 percent compared with the second quarter of 2019. Purchased power increased 9 percent and 12 percent in the second quarter and first six months of 2020, respectively, compared with the same periods of 2019, due to the lower regional wholesale energy market prices. During the first half of 2019, regional wholesale energy prices were elevated due to below-normal temperatures in the northwest region, lack of energy imports due to equipment maintenance, limited production from the federal hydropower system due to freezing temperatures and low water flow, and reduced capacity of Pacific Northwest and Western Canada region natural gas pipelines due to a natural gas pipeline that ruptured in British Columbia, Canada, during the fourth quarter of 2018. The higher regional wholesale energy prices during the first six months of 2019 led to higher Idaho Power opportunistic wholesale energy sales during those periods.

The financial impacts of fluctuations in wholesale energy sales, purchased power, fuel expense, and other power supply-related expenses are addressed in Idaho Power's Idaho and Oregon power cost adjustment mechanisms, which are described later in this MD&A.

Operating Revenues

Retail Revenues: The table below presents Idaho Power’s retail revenues (in thousands) and MWh sales volumes (in thousands) for the three and six months ended June 30, 2020 and 2019, and the number of customers as of June 30, 2020 and 2019.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Retail revenues:
Residential (includes $4,135, $7,232, $19,844 and $18,543, respectively, related to the FCA)(1)	$109,471	$104,797	$254,357	$255,016
Commercial (includes $397, $350, $881, and $691, respectively, related to the FCA)(1)	67,214	70,973	136,728	144,079
Industrial	43,087	45,602	85,847	91,100
Irrigation	60,149	48,954	61,523	49,953
Deferred revenue related to HCC relicensing AFUDC(2)	(1,927)	(1,927)	(4,046)	(4,046)
Total retail revenues	$277,994	$268,399	$534,409	$536,102
Volume of retail sales (MWh)
Residential	1,127	1,032	2,575	2,522
Commercial	894	945	1,899	1,964
Industrial	801	830	1,653	1,682
Irrigation	772	602	786	612
Total retail MWh sales	3,594	3,409	6,913	6,780
Number of retail customers at period end
Residential	483,609	470,609
Commercial	73,620	72,318
Industrial	127	128
Irrigation	21,583	21,370
Total customers	578,939	564,425
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

Retail revenues increased $9.6 million during the second quarter of 2020, and decreased $1.7 million during first six months of 2020, compared with the same periods in 2019. The factors affecting retail revenues during the period are discussed below.

•
Rates: Customer rates, excluding collections of amounts related to the power cost adjustment mechanism, decreased revenues by approximately $0.6 million for both the three and six months ended June 30, 2020, compared with the same periods in 2019. Customer rates also include the return to customers of amounts related to the power cost adjustment mechanism, which decreased revenues by $2.2 million and $13.3 in the second quarter and first six months of 2020, respectively, compared with the same periods of 2019. The amount returned to customers in rates under the power cost adjustment mechanism has relatively little effect on operating income as a corresponding amount is recorded as a reduction of expense in the same period it is returned through rates.

•
Customers: Customer growth of 2.6 percent during the twelve months ended June 30, 2020, increased retail revenues by $4.4 million and $9.5 million in the second quarter and first six months of 2020, respectively, compared with the same periods of 2019.

•
Usage: Higher usage (on a per customer basis), primarily by irrigation customers, increased retail revenues by $11.1 million and $1.3 million in the second quarter and first six months of 2020, respectively, compared with the same periods of 2019. During the second quarter of 2020, usage per residential customer was approximately 6 percent higher than the second quarter of 2019, primarily due to residential customers spending more time at home due to the COVID-19 public health crisis, combined with weather variations that caused residential customers to use more energy at home for heating and cooling. Cooling degree-days in Boise, Idaho were 23 percent higher during the three months ended June 30, 2020, compared with the three months ended June 30, 2019 and 7 percent above normal. Also, heating degree-days were 14 percent higher during the three months ended June 30 2020, compared with the three months ended June 30, 2019. For the second quarter of 2020, the increases in sales volumes per irrigation and residential customer were only partially offset by decreases of 7 percent and 4 percent in usage per commercial and industrial customer, respectively, compared with the second quarter of 2019. For the first six months of 2020, the increase in sales volumes per irrigation customer was entirely offset by decreases of 5 percent and 3 percent in usage per commercial and industrial customer, respectively. The decreases in usage per commercial and industrial customer during the second quarter and first six months of 2020 were largely due to the economic impacts of COVID-19.

•
Idaho FCA Revenue: The FCA mechanism, applicable to Idaho residential and small commercial customers, adjusts revenue each year to accrue, or defer, the difference between the authorized fixed-cost recovery amount per customer and the actual fixed costs per customer recovered by Idaho Power through volume-based rates during the year. Higher usage (on a per customer basis) by residential and small general service customers during the second quarter of 2020 decreased the amount of FCA accrued by $3.1 million compared with the second quarter of 2019. Lower usage (on a per customer basis) by residential and small general service customers during the first six months of 2020 increased the amount of FCA revenue accrued by $1.5 million compared with the same period in 2019.

Wholesale Energy Sales: Wholesale energy sales consist primarily of opportunistic sales of surplus system energy and sales into the energy imbalance market implemented in the western United States (Western EIM), and do not include derivative transactions. The table below presents Idaho Power’s wholesale energy sales for the three and six months ended June 30, 2020 and 2019 (in thousands, except for per MWh amounts).

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Wholesale energy revenues	$6,866	$16,158	$10,775	$63,373
Wholesale MWh sold	489	1,042	671	1,902
Average wholesale energy revenues per MWh	$14.04	$15.51	$16.06	$33.32

In the second quarter and first six months of 2020, wholesale energy revenues decreased $9.3 million and $52.6 million, respectively, compared with the same periods of 2019. Wholesale energy sales volumes decreased 53 percent and 65 percent in the second quarter and first six months of 2020, respectively, compared with the same periods of 2019. The average wholesale energy revenues per MWh for the second quarter and first six months of 2020 were 9 percent and 52 percent lower compared with the same periods in 2019. The higher prices and sales volumes in the second quarter and first six months of 2019 were due to below-normal temperatures in the Northwest, lack of energy imports due to equipment maintenance, limited production from the federal hydropower system due to freezing temperatures and low water flow, and reduced capacity of Pacific Northwest and Western Canada region natural gas pipelines due to a natural gas pipeline rupture in British Columbia, Canada, during the fourth quarter of 2018. The higher regional wholesale energy prices during the first half of 2019 led to higher Idaho Power opportunity wholesale energy sales volumes.

Transmission Wheeling-Related Revenues: Transmission wheeling-related revenues decreased $1.0 million, or 8 percent, and $6.4 million, or 23 percent, during the second quarter and first six months of 2020 compared with the same periods of 2019, primarily due to a decrease in Idaho Power's OATT rates that became effective in October 2019. Idaho Power's OATT rates decreased approximately 13 percent in October 2019 and there was less regional wholesale market activity due to the regional market conditions described above in this MD&A in the first six months of 2020 compared with the same period of 2019. In June 2020, Idaho Power publicly posted its 2020 draft transmission rate, reflecting approximately a 10 percent increase for the period from October 1, 2020 to September 30, 2021, as described below in "Regulatory Matters" in this MD&A.

Energy Efficiency Program Revenues: In both Idaho and Oregon, energy efficiency riders fund energy efficiency program expenditures. Expenditures funded through the riders are reported as an operating expense with an equal amount recorded in revenues, resulting in no net impact on earnings. The cumulative variance between expenditures and amounts collected through the rider is recorded as a regulatory asset or liability. A liability balance indicates that Idaho Power has collected more than it has spent and an asset balance indicates that Idaho Power has spent more than it has collected. At June 30, 2020, Idaho Power's energy efficiency rider balances were a $8.2 million regulatory asset in the Idaho jurisdiction and a $1.0 million regulatory asset in the Oregon jurisdiction.

Operating Expenses

Purchased Power: The table below presents Idaho Power’s purchased power expenses and volumes for the three and six months ended June 30, 2020 and 2019 (in thousands, except for per MWh amounts).

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Expense
PURPA contracts	$47,388	$45,906	$89,677	$86,989
Other purchased power (including wheeling)	14,386	12,157	33,298	33,905
Total purchased power expense	$61,774	$58,063	$122,975	$120,894
MWh purchased
PURPA contracts	915	881	1,621	1,559
Other purchased power	390	314	905	697
Total MWh purchased	1,305	1,195	2,526	2,256
Average cost per MWh from PURPA contracts	$51.79	$52.11	$55.32	$55.80
Average cost per MWh from other sources	$36.89	$38.72	$36.79	$48.64
Weighted average - all sources	$47.34	$48.59	$48.68	$53.59

Purchased power expense increased $3.7 million, or 6 percent, and $2.1 million, or 2 percent during the second quarter and first six months of 2020 compared with the same periods of 2019. Lower regional wholesale energy market prices led to higher purchases from the wholesale market during the second quarter and first six months of 2020 compared with the same periods of 2019.

Fuel Expense: The table below presents Idaho Power’s fuel expenses and thermal generation for the three and six months ended June 30, 2020 and 2019 (in thousands, except for per MWh amounts).

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Expense
Coal	$27,414	$16,687	$43,188	$55,310
Natural gas	4,001	4,139	18,242	17,386
Total fuel expense	$31,415	$20,826	$61,430	$72,696
MWh generated
Coal	810	422	1,272	1,554
Natural gas	89	137	727	564
Total MWh generated	899	559	1,999	2,118
Average cost per MWh - Coal	$33.84	$39.54	$33.95	$35.59
Average cost per MWh - Natural gas	$44.96	$30.21	$25.09	$30.83
Weighted average, all sources	$34.94	$37.26	$30.73	$34.32

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

Fuel expense increased $10.6 million, or 51 percent, in the second quarter of 2020, but decreased $11.3 million, or 15 percent, in the first six months of 2020 compared with the same periods of 2019. The increase in fuel expense in the second quarter of 2020 compared with the second quarter of 2019 was primarily due to economic-, operations-, and reliability-based decisions to utilize more coal generation. Included in fuel expense are losses and gains on settled financial gas hedges entered into in accordance with Idaho Power's energy risk management policies. In the first six months of 2020, losses on financial gas hedges of $2.9 million increased natural gas fuel expense, while in the first six months of 2019, gains on financial gas hedges of $12.4 million reduced natural gas fuel expense. Most of these realized hedging gains and losses are passed on to customers through the power cost adjustment mechanisms described below.

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

The table that follows presents the components of the Idaho and Oregon power cost adjustment mechanisms for the three and six months ended June 30, 2020 and 2019 (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Power supply cost accrual	$11,991	$24,811	$22,948	$55,752
Amortization of prior year authorized balances	(13,527)	(8,689)	(27,875)	(13,405)
Total power cost adjustment expense	$(1,536)	$16,122	$(4,927)	$42,347

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

Other O&M Expenses: Other O&M expenses decreased $3.9 million, or 4 percent, and $3.0 million, or 2 percent, respectively, in the second quarter and first six months of 2020 compared with the same periods of 2019. The decreases in other O&M expenses in both periods were primarily due to the temporary deferral of certain maintenance projects at Idaho Power's jointly-owned thermal generation plants. The timing of these projects is discretionary and Idaho Power expects these projects to be completed later in 2020 or in 2021. In July 2020, the IPUC issued an order granting Idaho Power the authority to defer unanticipated, emergency-related expenses due to the COVID-19 public health crisis, net of any cost savings, for possible recovery through future rates. In the second quarter of 2020, Idaho Power recorded a $0.6 million regulatory asset for its estimate of such costs, including higher bad debt expense, net of estimated savings in vehicle fuel, employee travel, and training. For additional information, see Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report.

Income Taxes

IDACORP's and Idaho Power's income tax expense were relatively flat for the six months ended June 30, 2020, when compared with the same period in 2019. For information relating to IDACORP's and Idaho Power's computation of income tax expense effective income tax rates, see Note 2 - "Income Taxes" to the condensed consolidated financial statements included in this report.

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

Idaho Power funds its liquidity needs for capital expenditures through cash flows from operations, debt offerings, commercial paper markets, credit facilities, and capital contributions from IDACORP. Idaho Power periodically files for rate adjustments for recovery of operating costs and capital investments to provide the opportunity to align Idaho Power's earned returns with those allowed by regulators. Idaho Power uses operating and capital budgets to control operating costs and capital expenditures. During the first six months of 2020, Idaho Power continued its efforts to optimize operations, control costs, and generate operating cash inflows to meet operating expenditures, contribute to capital expenditure requirements, and pay dividends to shareholders.

As of July 24, 2020, IDACORP's and Idaho Power's access to debt, equity, and credit arrangements included:

•	their respective $100 million and $300 million revolving credit facilities;

•	IDACORP's shelf registration statement filed with the U.S. Securities and Exchange Commission (SEC) on May 17, 2019, which may be used for the issuance of debt securities and common stock;

•
Idaho Power's shelf registration statement filed with the SEC on May 17, 2019, which may be used for the issuance of first mortgage bonds and debt securities; $190 million remains available for issuance pursuant to state regulatory authority; and

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

In April 2020, Idaho Power issued $230 million in principal amount of its 4.20 percent first mortgage bonds, secured medium term notes, Series K, maturing March 1, 2048. The bonds were issued at a reoffer yield of 3.422 percent, which resulted in a net premium of 13.0 percent and net proceeds to Idaho Power of $259.9 million. After this offering, the aggregate principal amount of the 4.20 percent first mortgage bonds is $450 million.

In June 2020, Idaho Power issued $80 million in principal amount of its 1.90 percent first mortgage bonds, secured medium term notes, Series L, maturing July 15, 2030. On July 29, 2020, Idaho Power redeemed, prior to maturity, $75 million in principal amount of 2.95 percent first mortgage bonds, medium-term notes, Series H due in April 2022. In accordance with the redemption provisions of the notes, the redemption included Idaho Power's payment of a make-whole premium to the holders of the redeemed notes in the aggregate amount of $3.3 million.

On August 3, 2020, Idaho Power plans to use a portion of the net proceeds of the April 2020 issuance of first mortgage bonds to redeem $100 million in principal amount of 3.40 percent first mortgage bonds due in November 2020, but callable at par on or after August 1, 2020.

As of the date of this report, Idaho Power is uncertain how significantly the COVID-19 public health crisis will ultimately impact Idaho Power's operations, results of operations, cash flows, financial condition, or capital resources. The net proceeds from the debt issuances, noted above, provided Idaho Power with additional liquidity should the financial impacts of the COVID-19 public health crisis worsen in the coming months or be prolonged. Based on planned capital expenditures and other O&M expenses, the companies believe they will be able to meet capital and debt service requirements and fund corporate expenses during at least the next twelve months with a combination of existing cash, operating cash flows generated by Idaho Power's utility business, availability under existing credit facilities, and access to commercial paper and long-term debt markets.

IDACORP and Idaho Power seek to maintain capital structures of approximately 50 percent debt and 50 percent equity, and maintaining this ratio influences IDACORP's and Idaho Power's debt and equity issuance decisions. As of June 30, 2020, IDACORP's and Idaho Power's capital structures, as calculated for purposes of applicable debt covenants, were as follows:

	IDACORP	Idaho Power
Debt	47%	49%
Equity	53%	51%

IDACORP and Idaho Power generally maintain their cash and cash equivalents in highly liquid investments, such as U.S. Treasury Bills, money market funds, and bank deposits.

Operating Cash Flows

IDACORP’s and Idaho Power’s operating cash inflows for the six months ended June 30, 2020, were $129 million and $131 million, respectively, a decrease of $37 million for IDACORP and $31 million for Idaho Power, compared with the same period in 2019. With the exception of cash flows related to income taxes, IDACORP's operating cash flows are principally derived from the operating cash flow of Idaho Power. Significant items that affected the comparability of the companies' operating cash flows in the first six months of 2020 compared with the same period in 2019 were as follows:

•	increased net income;

•
changes in regulatory assets and liabilities, mostly related to the relative amounts of costs deferred and collected under the Idaho PCA mechanism and demand-side management program, decreased operating cash flows by $43 million;

•
Idaho Power contributed $2 million to IERCo's investment in BCC for 2020 and received $12 million of distributions from IERCo's investment in BCC for 2019; changes in distributions from year to year are primarily driven by changes in the timing of cash needs associated with BCC; and

•
changes in working capital balances as the timing of accounts payable payments increased operating cash flows by $14 million for IDACORP and $22 million for Idaho Power, of which $8 million of the difference between IDACORP and Idaho Power related to intercompany estimated tax payments.

Investing Cash Flows

Investing activities consist primarily of capital expenditures related to new construction and improvements to Idaho Power’s generation, transmission, and distribution facilities. IDACORP’s and Idaho Power’s net investing cash outflows for the six months ended June 30, 2020, were $151 million and $141 million, respectively. Investing cash outflows for 2020 and 2019 were primarily for construction of utility infrastructure needed to address Idaho Power’s aging plant and equipment, customer growth, and environmental and regulatory compliance requirements. IDACORP's investing cash outflows also included $9.4 million of investments in affordable housing during the six months ended June 30, 2020.

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

IDACORP's and Idaho Power's net financing cash inflows for the six months ended June 30, 2020, were $265 million and $270 million, respectively. In April 2020, Idaho Power issued $230 million in principal amount of its 4.20 percent first mortgage bonds, secured medium term notes, Series K, maturing March 1, 2048. The bonds were issued at a reoffer yield of 3.422 percent, which resulted in a net premium of 13.0 percent and net proceeds to Idaho Power of $260 million. In June 2020, Idaho Power issued $80 million in principal amount of its 1.90 percent first mortgage bonds, secured medium term notes, Series L, maturing July 15, 2030. Financing cash flows also included the payment of $68 million of dividends on common stock during the first six months of 2020.

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

Idaho Power First Mortgage Bonds: Idaho Power's issuance of long-term indebtedness is subject to the approval of the IPUC, OPUC, and Wyoming Public Service Commission (WPSC). In April and May 2019, Idaho Power received orders from the IPUC, OPUC, and WPSC authorizing the company to issue and sell from time to time of up to $500 million in aggregate principal amount of debt securities and first mortgage bonds, subject to conditions specified in the orders. Following the June 2020 issuance of Series L medium-term notes and the April 2020 issuance of Series K medium-term notes described above, $190 million of debt securities remains available for issuance under the orders. Authority from the IPUC is effective through May 31, 2022, subject to extension upon request to the IPUC. The OPUC’s and WPSC’s orders do not impose a time limitation for issuances, but the OPUC order does impose a number of other conditions, including a requirement that the interest rates for the debt securities or first mortgage bonds fall within either (a) designated spreads over comparable U.S. Treasury rates or (b) a maximum interest rate limit of seven percent.

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

On June 5, 2020, Idaho Power entered into a selling agency agreement with six banks named in the agreement in connection with the potential issuance and sale from time to time of up to $500 million aggregate principal amount of first mortgage bonds, secured medium term notes, Series L (Series L Notes), under Idaho Power’s Indenture of Mortgage and Deed of Trust, dated as of October 1, 1937, as amended and supplemented (Indenture). Also on June 5, 2020, Idaho Power entered into the Forty-ninth Supplemental Indenture, dated effective as of June 5, 2020, to the Indenture (Forty-ninth
Supplemental Indenture). The Forty-ninth Supplemental Indenture provides for, among other items the issuance of up to
$500 million in aggregate principal amount of Series L Notes pursuant to the Indenture.

The Indenture limits the amount of first mortgage bonds at any one time outstanding to $2.5 billion, and as a result, the maximum amount of additional first mortgage bonds Idaho Power could issue as of June 30, 2020 was limited to approximately $359 million. Separately, the Indenture also limits the amount of additional first mortgage bonds that Idaho Power may issue to the sum of (a) the principal amount of retired first mortgage bonds and (b) 60 percent of total unfunded property additions, as defined in the Indenture. As of June 30, 2020, Idaho Power could issue approximately $1.7 billion of additional first mortgage bonds based on retired first mortgage bonds and total unfunded property additions.

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

Each facility contains a covenant requiring each company to maintain a leverage ratio of consolidated indebtedness to consolidated total capitalization equal to or less than 65 percent as of the end of each fiscal quarter. In determining the leverage ratio, "consolidated indebtedness" broadly includes all indebtedness of the respective borrower and its subsidiaries, including, in some instances, indebtedness evidenced by certain hybrid securities (as defined in the credit agreement). "Consolidated total capitalization" is calculated as the sum of all consolidated indebtedness, consolidated stockholders' equity of the borrower and its subsidiaries, and the aggregate value of outstanding hybrid securities. At June 30, 2020, the leverage ratios for IDACORP and Idaho Power were 47 percent and 49 percent, respectively. IDACORP's and Idaho Power's ability to utilize the credit facilities is conditioned upon their continued compliance with the leverage ratio covenants included in the credit facilities. There are additional covenants, subject to exceptions, that prohibit certain mergers, acquisitions, and investments, restrict the creation of certain liens, and prohibit entering into any agreements restricting dividend payments from any material subsidiary.

At June 30, 2020, IDACORP and Idaho Power believed they were in compliance with all facility covenants. Further, IDACORP and Idaho Power do not anticipate they will be in violation or breach of their respective debt covenants during 2020.

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

Available Short-Term Borrowing Liquidity

The table below outlines available short-term borrowing liquidity as of the dates specified (in thousands).

	June 30, 2020		December 31, 2019
	IDACORP(2)	Idaho Power	IDACORP(2)	Idaho Power
Revolving credit facility	$100,000	$300,000	$100,000	$300,000
Commercial paper outstanding	—	—	—	—
Identified for other use(1)	—	(24,245)	—	(24,245)
Net balance available	$100,000	$275,755	$100,000	$275,755
(1) Port of Morrow and American Falls bonds that Idaho Power could be required to purchase prior to maturity under the optional or mandatory purchase provisions of the bonds, if the remarketing agent for the bonds is unable to sell the bonds to third parties.
(2) Holding company only.

At July 24, 2020, IDACORP had no loans outstanding under its credit facilities and had no commercial paper outstanding. Idaho Power had no loans outstanding under its credit facilities and no commercial paper outstanding. During the three and six months ended June 30, 2020, IDACORP and Idaho Power borrowed no short-term commercial paper.

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

Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties. As of June 30, 2020, Idaho Power had posted $3.6 million of performance assurance collateral related to these contracts. Should Idaho Power experience a reduction in its credit rating on its unsecured debt to below investment grade, Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral, and counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions. Based upon Idaho Power’s current energy and fuel portfolio and market conditions as of June 30, 2020, the amount of additional collateral that could be requested upon a downgrade to below investment grade is approximately $5.1 million. To minimize capital requirements, Idaho Power actively monitors its portfolio exposure and the potential exposure to additional requests for performance assurance collateral through sensitivity analysis.

Capital Requirements

Idaho Power's construction expenditures, excluding AFUDC, were $139 million during the six months ended June 30, 2020. The cash expenditure amount excludes net costs of removing assets from service. The table below presents Idaho Power's estimated accrual-basis additions to electric plant for 2020 (including amounts incurred to-date) through 2024 (in millions of dollars). The amounts in the table exclude AFUDC but include net costs of removing assets from service that Idaho Power expects would be eligible to include in rate base in future rate case proceedings. However, given the uncertainty associated with the timing of infrastructure projects and associated expenditures, actual expenditures and their timing could deviate substantially from those set forth in the table.

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

Boardman-to-Hemingway Transmission Line: The Boardman-to-Hemingway line, a proposed 300-mile, high-voltage transmission project between a substation near Boardman, Oregon, and the Hemingway substation near Boise, Idaho, would provide transmission service to meet future resource needs. In January 2012, Idaho Power entered into a joint funding agreement with PacifiCorp and the Bonneville Power Administration (BPA) to pursue permitting of the project. The joint funding agreement provides that Idaho Power's interest in the permitting phase of the project would be approximately 21 percent. Total cost estimates for the project are between $1.0 billion and $1.2 billion, including Idaho Power's AFUDC. This cost estimate is preliminary and excludes the impacts of inflation and price changes of materials and labor resources that may occur following the date of the estimate.

Approximately $110 million, including AFUDC, has been expended on the Boardman-to-Hemingway project through June 30, 2020. Pursuant to the terms of the joint funding arrangements, Idaho Power has received $74 million in reimbursement as of June 30, 2020, from project co-participants for their share of costs. As of the date of this report, no material co-participant reimbursements are outstanding. Joint permitting participants are obligated to reimburse Idaho Power for their share of any future project permitting expenditures or agreed upon early construction expenditures incurred by Idaho Power under the terms of the joint funding agreement.

The permitting phase of the Boardman-to-Hemingway project is subject to federal review and approval by the U.S. Bureau of Land Management (BLM), the U.S. Forest Service, the Department of the Navy, and certain other federal agencies. The BLM issued its record of decision for the project in November 2017, approving a right-of-way grant for the project to cross approximately 86 miles of BLM-administered land. The U.S. Forest Service issued its record of decision in November 2018 authorizing the project to cross approximately seven miles of National Forest lands. In September 2019, the Department of the Navy issued its record of decision authorizing the project to cross approximately seven miles of Department of the Navy lands. In November, 2019, third parties filed a lawsuit in the federal district court of Oregon challenging the BLM and U.S. Forest Service records of decision for the Boardman-to-Hemingway project. In February 2020, Idaho Power filed a motion to intervene in the legal proceeding, and the motion was granted in April 2020. The litigation is in its initial phases and remains pending as of the date of this report.

In the separate Oregon state permitting process, the Oregon Department of Energy (ODOE) issued a Proposed Order on July 2, 2020, that recommends approval of the project to the state's Energy Facility Siting Council (EFSC). Idaho Power currently expects the EFSC to issue a final order and site certificate in the second half of 2021. Given the status of ongoing permitting activities and the construction period, Idaho Power expects the in-service date for the transmission line in 2026 or some time thereafter.

As the current joint funding agreement covers primarily permitting activities, which are nearing completion, Idaho Power and its co-participants are exploring several scenarios of ownership, asset, and service arrangements aimed at maximizing the value of the project to each of the co-participants' customers. One option includes Idaho Power acquiring BPA’s ownership share and providing long-term transmission service to BPA in lieu of BPA ownership. Under the current joint funding agreement, BPA has approximately 24 percent interest in the permitting phase. Discussions are preliminary, and any changes would be addressed through amended or new funding agreements for the design and construction phases of the project and would be subject to regulatory approval.

Gateway West Transmission Line: Idaho Power and PacifiCorp are pursuing the joint development of the Gateway West project, a high-voltage transmission lines project between a substation located near Douglas, Wyoming and the Hemingway substation located near Boise, Idaho. In January 2012, Idaho Power and PacifiCorp entered a joint funding agreement for permitting of the project. Idaho Power has expended approximately $43 million, including Idaho Power's AFUDC, for its share of the permitting phase of the project through June 30, 2020. As of the date of this report, Idaho Power estimates the total cost for its share of the project (including both permitting and construction) to be between $250 million and $450 million, including AFUDC. Idaho Power and PacifiCorp continue to coordinate the timing of next steps to best meet customer and system needs.

Defined Benefit Pension Plan Contributions

Idaho Power contributed $10 million to the plan during the first half of 2020. In July 2020, Idaho Power contributed an additional $10 million to the plan. Idaho Power has no further minimum required contribution to be made to its defined benefit pension plan during 2020, but depending on market conditions and cash flows Idaho Power expects it will contribute up to a total of $40 million to the pension plan for the full year 2020. Idaho Power's contributions are made in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions and to mitigate the cost of being in an underfunded position. The primary impact of pension contributions is on the timing of cash flows, as the timing of cost recovery lags behind contributions.

Contractual Obligations

During the six months ended June 30, 2020, IDACORP's and Idaho Power's contractual obligations, outside the ordinary course of business, did not change materially from the amounts disclosed in the 2019 Annual Report, except that Idaho Power entered into one new contract with a hydropower PURPA-qualifying facility and nine new replacement contracts for expiring power purchase agreements with hydropower and cogeneration PURPA-qualifying facilities, which increased Idaho Power's contractual purchase obligations by approximately $28 million over the 20-year terms of the contracts.

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

Notable Retail Rate Changes During 2020

During 2020, Idaho Power received orders authorizing the rate changes summarized in the table below.

Description	Status	Estimated Rate Impact(1)	Notes
Power Cost Adjustment Mechanism - Idaho	New PCA rate became effective June 1, 2020	$58.7 million PCA increase for the period from June 1, 2020 to May 31, 2021
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

Fixed Cost Adjustment Mechanism - Idaho	New FCA rate became effective June 1, 2020	$0.7 million FCA increase for the period from June 1, 2020 to May 31, 2021
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

Based on its estimate of full-year 2020 Idaho ROE, in both the second quarter and first six months of 2020, Idaho Power recorded no additional ADITC amortization or provision against current revenues for sharing of earnings with customers for 2020 under the May 2018 Idaho Tax Reform Settlement Stipulation. Accordingly, at June 30, 2020, the full $45 million of additional ADITC remained available for future use. Idaho Power also recorded no additional ADITC amortization or provision against revenues for sharing of earnings with customers during the second quarter and first six months of 2019, based on its then-current estimate of full-year 2019 Idaho ROE.

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

The table that follows summarizes the change in deferred (accrued) net power supply costs during the six months ended June 30, 2020 (in millions).

	Idaho	Oregon	Total
Deferred (accrued) net power supply costs at December 31, 2019	$(48.2)	$(0.3)	$(48.5)
Current period net power supply costs deferred (accrued)	(22.9)	—	(22.9)
Prior amounts refunded through rates	29.9	0.1	30.0
SO2 allowance and renewable energy certificate sales	(2.9)	(0.1)	(3.0)
Interest and other	1.2	—	1.2
Deferred (accrued) net power supply costs at June 30, 2020	$(42.9)	$(0.3)	$(43.2)

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

Deferred Costs for COVID-19 Public Health Crisis

Idaho Power has incurred, and expects to continue to incur, costs associated with its response to the COVID-19 public health crisis, including information technology expenditures for remote work, higher than average levels of bad debt expense related to uncollectible accounts associated in part with its suspension of disconnects, and the suspension of late payment fees. Accordingly, in March and April 2020, Idaho Power submitted applications to the OPUC and IPUC, respectively, requesting authorization to defer incremental costs associated with its response to the COVID-19 public health crisis. Idaho Power requested authorization to establish a new regulatory asset to record the deferral of incremental costs and, in the Idaho jurisdiction, unrecovered costs associated with the COVID-19 response. Both applications requested only the authority to defer these costs and to determine ratemaking treatment at a later date. Subsequent to Idaho Power's application, the IPUC opened a general docket to address the issue. On July 8, 2020, the IPUC issued an order authorizing Idaho Power and other utilities to account for unanticipated, emergency-related expenses incurred due to the COVID-19 public health crisis by recording the expenses as regulatory assets for possible recovery through future rates. The order also requires utilities to account for the decreases in expenses resulting from the COVID-19 public health crisis, such as reduced employee travel and training, and apply these reductions in expenses to offset the deferral account balance. Additionally, the order addressed potential reductions in revenue due to the COVID-19 public health crisis, allowing utilities to track reduced revenues from customer classes not included in an FCA-type mechanism for possible movement to the regulatory asset account at a later date. Idaho Power plans to resume disconnections and accruing late fees beginning in early August 2020. In the second quarter of 2020, Idaho Power recorded a $0.6 million regulatory asset for its estimate of unanticipated, emergency-related expenses, net of estimated savings. As of the date of this report, Idaho Power has not received authorization in the Oregon jurisdiction to defer any such costs.

Alternative AFUDC Calculation Formula

On June 30, 2020, the FERC issued an order allowing jurisdictional utilities the option to apply an alternative AFUDC calculation formula for March 2020 through February 2021 to reflect conditions that arose as a result of responses to the COVID-19 pandemic. The optional alternative AFUDC calculation would recompute AFUDC each month by substituting average short-term debt outstanding in 2019 for the actual amounts in March 2020 through February 2021. All other aspects of the formula would be unchanged. As of the date of this report, Idaho Power's AFUDC rate would not be affected by the alternative calculation formula and thus far Idaho Power has not elected to apply the option.

Open Access Transmission Tariff Draft Posting

Idaho Power uses a formula rate for transmission service provided under its OATT, which allows transmission rates to be updated annually based primarily on financial and operational data Idaho Power files with the FERC. In June 2020, Idaho Power publicly posted its 2020 draft transmission rate, reflecting a transmission rate of $30.02 per "kW-year," to be effective for the period from October 1, 2020 to September 30, 2021. A "kW-year" is a unit of electrical capacity equivalent to 1 kilowatt of power used for 8,760 hours. Idaho Power's draft rate was based on a net annual transmission revenue requirement of $117.9 million. The existing OATT rate in effect from October 1, 2019 to September 30, 2020, is $27.32 per kW-year based on a net annual transmission revenue requirement of $107.0 million. The increase in the OATT rate is largely attributable to decreased short-term firm and non-firm transmission revenues in 2019, which serve as an offset to the transmission revenue requirement.

2019 Integrated Resource Plan

Idaho Power filed its most recent IRP with the IPUC and OPUC in June 2019 and filed an amended 2019 IRP with additional information and modeling results in January 2020, as described in Part 1, Item 1 - "Resource Planning and Renewable Energy Projects" in the 2019 Annual Report. Subsequent to the January 2020 filing, Idaho Power noted further complications with its modeling approach. On July 2, 2020, the OPUC granted Idaho Power's motion to suspend the procedural schedule for the amended 2019 IRP. On July 16, 2020, the IPUC issued an order vacating the comment deadline previously established in this case. Idaho Power expects to file with the IPUC and OPUC on or around July 31, 2020, a status update on Idaho Power’s anticipated schedule to review certain inputs to the model the company uses for the IRP, such as operational constraints and financial assumptions, and the modeling system’s logic. The proceedings relating to the amended 2019 IRP are pending at the IPUC and OPUC.

Renewable and Other Energy Contracts

Idaho Power has contracts for the purchase of electricity produced by third-party owned generation facilities, most of which produce energy with the use of renewable generation sources such as wind, solar, biomass, small hydropower, and geothermal. The majority of these contracts are entered into as mandatory purchases under PURPA. As of June 30, 2020, Idaho Power had contracts to purchase energy from 131 on-line PURPA projects. An additional three contracts are with on-line non-PURPA projects, including the Elkhorn Valley wind project with a 101-MW nameplate capacity.

The following table sets forth, as of June 30, 2020, the resource type and nameplate capacity of Idaho Power's signed agreements for power purchases from PURPA and non-PURPA generating facilities. These agreements have original contract terms ranging from one to 35 years.

Resource Type	On-line megawatts (MW)	Under Contract but not yet On-line (MW)	Total Projects under Contract (MW)
PURPA:
Wind	627	—	627
Solar	316	3	319
Hydropower	147	3	150
Other	52	—	52
Total	1,142	6	1,148
Non-PURPA:
Wind	101	—	101
Geothermal	35	—	35
Solar	—	120	120
Total	136	120	256

The projects not yet on-line include two PURPA-qualifying hydropower projects that are scheduled to be on-line in 2021 and one PURPA-qualifying solar project scheduled to be on-line in 2022. The non-PURPA solar project is scheduled to be on-line in 2022.

On July 16, 2020, the FERC issued Order No. 872 that could affect how states determine PURPA project avoided cost rates for purchases of power generated from qualifying facilities (QF), which facilities are eligible for QF status, whether and when certain QFs can enter into purchase agreements with utilities, and how parties can contest the eligibility of a generation facility seeking QF status. As of the date of this report, Idaho Power is still assessing the order, which remains pending, and is unable to determine the impact of these potential changes on the company's future obligations for new PURPA power purchase contracts. Further action by the state public utility commissions is required to implement many of the changes. While the ultimate impact of implementation of those changes is yet to be determined, taken as a whole, Idaho Power believes that the changes could reduce the number of future PURPA generation projects, which could reduce purchased power costs for Idaho Power. Substantially all PURPA power purchase costs are recovered through base rates and Idaho Power's power cost adjustment mechanisms.

Customer-Owned Generation Filings

Customer-owned generation allows customers to install solar panels or other on-site energy-generating resources and connect them to Idaho Power’s grid. If a customer requires more energy than its system generates, it utilizes energy supplied by Idaho Power’s grid. If its system generates more energy than the customer uses, the energy goes back to the grid and Idaho Power applies a corresponding kWh credit to the customer’s bill. In May 2018, the IPUC issued an order authorizing the creation of two new customer classes for residential and small commercial customers who install their own on-site generation, with no change to pricing or compensation. Since October 2018, Idaho Power has initiated cases with the IPUC and OPUC related to studying the costs and benefits of customer-owned generation on Idaho Power’s system, and exploring whether, and to what extent, there should be modifications to the customer-owned generation pricing structure for residential and small general service customers, and large commercial, industrial, and irrigation customers. The IPUC issued orders in one of the residential and small commercial cases during December 2019 and February 2020 directing Idaho Power to (1) complete additional studies related to the costs and benefits of customer generation before changes to the compensation structure are implemented, and (2) continue to allow customers with on-site generation prior to December 20, 2019, to be subject to the billing terms in place on that date until December 20, 2045. In June 2020, Idaho Power filed an application with the IPUC seeking authority to remove the existing two-meter requirement for new large commercial, industrial, and irrigation (CI&I) customers with on-site generation and to establish a ten-year grandfathering term for existing CI&I customers with on-site generation. As of the date of this report, Idaho Power does not expect the pending cases relating to customer-owned generation matters to materially affect its financial condition or results of operations.

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

In April 2019, the states of Idaho and Oregon, along with Idaho Power, reached a settlement pertaining to the CWA Section 401 certification that requires Idaho Power to increase the number of Chinook salmon it releases each year through expanded hatchery production. Additionally, Idaho Power is required to fund a total of $12 million of research and water quality improvements in the HCC over a 20-year period following the issuance of the license. Idaho Power estimates that the combined cost of the mandated water quality improvements and expanded hatchery production is $20 million over the first 20 years of the new license term. In May 2019, Oregon and Idaho issued final CWA Section 401 certifications. These certifications have been submitted to the FERC as part of the relicensing process. In July 2019, three third-parties filed lawsuits against the Oregon Department of Environmental Quality in Oregon state court challenging the Oregon CWA Section 401 certification based on fish passage, water temperature, and mercury issues associated with the Snake River and the HCC. Two of the lawsuits were consolidated, and Idaho Power has intervened in that lawsuit. Idaho Power is closely monitoring the other pending lawsuit. No parties challenged the Idaho CWA 401 certification. In December 2019, Idaho Power filed an Offer of Settlement with the FERC requesting specific language be included in the new HCC license based upon the settlement among Idaho, Oregon, and Idaho Power. During the first quarter of 2020, the FERC received several comments opposing the Offer of Settlement and its decision relating to the Offer of Settlement is pending as of the date of this report.

In July 2020, the EPA published a rule amending regulations intended to implement the CWA Section 401 water quality certification process. The rule clarifies that a state must issue its water quality certification within a reasonable time period, up to one year from the certification request, and limits the scope of the certification to jurisdictional water quality matters. Further, the new regulations make clear that federal agencies, not the state departments of environmental quality, will enforce the certification conditions. This rule is scheduled to become effective on September 11, 2020. Idaho Power believes that the new CWA Section 401 regulations will be challenged by both states and environmental groups, and as of the date of this report, at least one consortium of environmental groups has filed a complaint in court. If these regulations are rejected by the courts, Idaho Power would continue to operate under the current CWA Section 401 regulations as described above.

In July 2020, Idaho Power submitted to the FERC its supplement to the final license application that incorporated the settlement agreement reached between Idaho and Oregon on the CWA Section 401 certifications, and provided feedback on the 2007 final environmental impact statement for the HCC. The July 2020 filing also contained an updated cost analysis of the HCC and a request for the FERC to issue a 50-year license, and initiates a supplemental National Environmental Policy Act (NEPA) process at the FERC. Idaho Power is also preparing a draft biological assessment, which will provide information to the U.S. Fish and Wildlife Service (USFWS) and the National Marine Fisheries Service (NMFS) for their biological opinion as required under the Endangered Species Act (ESA). Once the biological assessment is complete, Idaho Power plans to begin formal ESA consultation with the USFWS and the NMFS. Idaho Power continues to expect the FERC to issue a license for the HCC no earlier than 2022.

Costs for the relicensing of Idaho Power's hydropower projects are recorded in construction work in progress until new multi-year licenses are issued by the FERC, at which time the charges are transferred to electric plant in service. Idaho Power expects to seek timely recovery of relicensing costs and costs related to a new long-term license through the ratemaking process. Relicensing costs of $339 million (including AFUDC) for the HCC were included in construction work in progress at June 30, 2020. As of the date of this report, the IPUC authorizes Idaho Power to include in its Idaho jurisdiction rates $8.8 million of

AFUDC annually relating to the HCC relicensing project. Collecting these amounts currently will reduce future collections when HCC relicensing costs are approved for recovery in base rates. As of June 30, 2020, Idaho Power's regulatory liability for collection of AFUDC relating to the HCC was approximately $160 million.

When the FERC issues a new long-term license, Idaho Power will begin operating under the requirements contained in the new license. Idaho Power expects those requirements to increase both O&M expenditures and capital expenditures. Because Idaho Power is uncertain when the FERC will issue a new license, it has not included the expected capital expenditure increases in the “Capital Requirements” section of “Liquidity and Capital Resources” of this MD&A. Idaho Power is unable to predict the exact timing of issuance of a new license for the HCC, or the ultimate financial or operational requirements of a new license.

American Falls Relicensing: In April 2020, the FERC formally initiated the relicensing proceeding for the American Falls hydropower facility, which is Idaho Power's largest hydropower facility outside of the HCC, with a generating capacity of 92.3 MW. Idaho Power owns the generation facility but not the structural dam itself, which is owned by the U.S. Bureau of Reclamation. The FERC recognized Idaho Power’s pre-application document, including a proposed process plan and schedule, and recognized Idaho Power’s intent to file an application for a license. The relicensing proceeding will begin the process of informal ESA Section 7 consultation with Fish and Wildlife Service and Section 106 of the National Historic Preservation Act consultation with the Idaho State Historic Preservation Office. American Falls' current license expires in 2025, and as of the date of this report, Idaho Power expects the FERC to issue a license for this facility prior to the expiration.

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

Boardman-to-Hemingway and Gateway West Transmission Projects and Other Infrastructure - Slickspot Peppergrass Designation: In August 2016, the USFWS re-instated the threatened species status of slickspot peppergrass under the ESA. On July 23, 2020, the USFWS published a proposed rule designating critical habitat for the species. Idaho Power is reviewing the proposed rule to determine the extent of any potential overlap of the designation with Idaho Power’s proposed line routes for the Boardman-to-Hemingway and Gateway West transmission projects, as well as other transmission and distribution lines. If critical habitat is designated within the vicinity of the transmission line projects, Idaho Power expects that the designation could increase the cost of obtaining permits for the projects, require changes to the route and tower configuration, and could further delay the in-service date of the projects. Costs for maintenance, repair, and reconstruction of other transmission and distribution lines within the critical habit areas could also increase as a result of the designation.

Hydroelectric Projects: In May 2016, the United States District Court for the District of Oregon issued an opinion finding that in the context of hydropower facilities owned and operated by the U.S. Army Corps of Engineers and located on the lower Snake River, National Oceanic and Atmospheric Administration's National Marine Fisheries Service (NOAA Fisheries) violated the ESA by using improper standards, failing to consider adequately the impact of climate change on habitat conditions, and placing undue reliance on unproven, future federal habitat conservation measures, particularly to the degree that the success of the measures could be undermined by climate change. The court also found that other federal agencies violated the NEPA by failing to prepare a comprehensive environmental impact statement on implementation of the conservation measures ordered by NOAA Fisheries, including analysis of the measures directed by NOAA Fisheries and other reasonable alternatives. The court’s opinion and its emphasis on a climate change-driven analysis element, if generalized to other situations, could require ESA-driven avoidance, minimization, and compensatory mitigation efforts to incorporate surplus measures to ensure species’ protection, which could result in considerable increases in cost beyond the cost of additional analysis in the NEPA process. In September 2016, federal agencies initiated an environmental impact statement process to examine hydropower dams on the lower Snake River, which Idaho Power expects will take place over a five-year period. None of Idaho Power’s hydropower facilities are included in the studies.

Changes to NEPA: On July 15, 2020, the Presidential Administration's Council on Environmental Quality announced its final rule to narrow federal agencies' NEPA obligations. NEPA applies to Idaho Power’s transmission and distribution lines that are located on federal land, as well as other infrastructure projects that have federal land implications. While Idaho Power believes the changes to NEPA will be subject to legal challenge, if upheld they may expedite and make less costly Idaho Power’s permitting and right-of-way processes for those projects.

Clean Water Act Matters

Definition of “Waters of the United States” Under the CWA: In August 2015, the EPA and U.S. Army Corps of Engineers' (USACE) final rule defining the phrase "waters of the United States" (WOTUS) under the CWA became effective (WOTUS Rule). Idaho Power believes that the 2015 rule potentially expanded federal jurisdiction under the CWA beyond traditional navigable waters, interstate waters, territorial seas, tributaries, and adjacent wetlands, to a number of other waters, including waters with a "significant nexus" to those traditional waters. The WOTUS Rule was widely challenged in both federal district and circuit courts. In January 2020, the EPA and USACE finalized the first of a two-part rule to repeal the WOTUS Rule and set new and more expansive standards for determining which waters are subject to the CWA, which substantially restored the definitions and guidance used prior to the WOTUS Rule. In April 2020, the EPA and USACE published the second part of the final rule to replace the WOTUS Rule with the "Navigable Waters Protection Rule" that provides a final definition of "waters of the United States," which ultimately narrows the scope of waters subject to federal regulation under the CWA. The Navigable Waters Protection Rule became effective in June 2020.

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

Section 401 Water Quality Certification: As described more fully under “Relicensing of Hydropower Projects” in the "Regulatory Matters" section of this MD&A and in the 2019 Annual Report in Part II, Item 7 - "Regulatory Matters," Idaho Power filed water quality certification applications, required under Section 401 of the CWA, with the states of Idaho and Oregon requesting that each state certify that any discharges from the HCC comply with applicable state water quality standards. The states issued final certifications in May 2019, but the Oregon certification was challenged in state court by third parties. Idaho Power intervened in one of those lawsuits and is closely monitoring the other. In December 2019, Idaho Power filed an Offer of Settlement with the FERC requesting specific language be included in the new HCC license based upon the settlement among Idaho, Oregon, and Idaho Power. During the first quarter of 2020, the FERC received several comments opposing the Offer of Settlement and its decision relating to the Offer of Settlement is pending as of the date of this report.

On July 13, 2020, the EPA published a rule amending regulations intended to implement the CWA Section 401 water quality certification process, which is scheduled to become effective on September 11, 2020. Idaho Power believes that the new CWA Section 401 regulations will be challenged by both states and environmental groups, and as of the date of this report, at least one consortium of environmental groups has filed a complaint in court. If these regulations are rejected by the courts, Idaho Power would continue to operate under the current CWA Section 401 regulations.

Clean Air Act Matters

Overview: In addition to the CAA developments related to GHG emissions described in Part II, Item 7 - "MD&A - Environmental Issues" of the 2019 Annual Report, several other regulatory programs developed under the CAA apply to Idaho Power. These include the final Mercury and Air Toxics Standards (MATS), National Ambient Air Quality Standards (NAAQS), New Source Review / Prevention of Significant Deterioration Rules, and the Regional Haze Rule. Developments related to the Regional Haze Rule are discussed below.

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

As described more fully in the 2019 Annual Report in Part II, Item 7 - "Environmental Matters," in December 2009, the WDEQ issued a RH BART permit to PacifiCorp as the operator of the Jim Bridger plant. In February 2019, PacifiCorp submitted a SIP revision to the WDEQ as an alternative regional haze compliance plan for the Jim Bridger plant that includes a reduced plant-wide monthly limit on emissions for NOx and SO2 and an annual total emissions cap for NOx and SO2 for units 1-4. In May 2020, the WDEQ approved the alternative plan as proposed, which would eliminate the requirement to install add-on NOx controls at Jim Bridger units 1 and 2. The new enforceable emissions limits are scheduled to go into effect on January 1, 2022. As of the date of this report, the EPA is reviewing the plan and will provide a public comment period, but Idaho Power is uncertain when the EPA will finalize its decision on the proposed SIP revision.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IDACORP is exposed to market risks, including changes in interest rates, changes in commodity prices, credit risk, and equity price risk. The following discussion summarizes material changes in these risks since December 31, 2019, and the financial instruments, derivative instruments, and derivative commodity instruments sensitive to changes in interest rates, commodity prices, and equity prices that were held at June 30, 2020. IDACORP has not entered into any of these market-risk-sensitive instruments for trading purposes.

Interest Rate Risk

IDACORP manages interest expense and short- and long-term liquidity through a combination of fixed rate and variable rate debt. Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly-rated financial institutions may be used to achieve the desired combination.

Variable Rate Debt: As of June 30, 2020, IDACORP had no net floating rate debt, as the carrying value of short-term investments exceeded the carrying value of outstanding variable-rate debt.

Fixed Rate Debt: As of June 30, 2020, IDACORP had $2.1 billion in fixed rate debt, with a fair market value of approximately $2.5 billion. These instruments are fixed rate and, therefore, do not expose the companies to a loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $338 million if market interest rates were to decline by one percentage point from their June 30, 2020, levels.

Commodity Price Risk

IDACORP's exposure to changes in commodity prices is related to Idaho Power's ongoing utility operations that produce electricity to meet the demand of its retail electric customers. These changes in commodity prices are mitigated in large part by Idaho Power's Idaho and Oregon power cost adjustment mechanisms. To supplement its generation resources and balance its supply of power with the demand of its retail customers, Idaho Power participates in the wholesale marketplace. IDACORP's commodity price risk as of June 30, 2020, had not changed materially from that reported in Item 7A of IDACORP's Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Annual Report). Information regarding Idaho Power’s use of derivative instruments to manage commodity price risk can be found in Note 11 - "Derivative Financial Instruments" to the condensed consolidated financial statements included in this report.

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

The use of performance assurance collateral in the form of cash, letters of credit, or guarantees is common industry practice. Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties. As of June 30, 2020, Idaho Power had posted $3.6 million of performance assurance collateral related to these contracts. Should Idaho Power experience a reduction in its credit rating on Idaho Power's unsecured debt to below investment grade Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral. Counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions. Based upon Idaho Power's energy and fuel portfolio and market conditions as of June 30, 2020, the amount of collateral that could be requested upon a downgrade to below investment grade was approximately $5.1 million. To minimize capital requirements, Idaho Power actively monitors the portfolio exposure and the potential exposure to additional requests for performance assurance collateral calls through sensitivity analysis.

IDACORP's credit risk related to uncollectible accounts, net of amounts reserved, as of June 30, 2020, had not changed materially from that reported in Item 7A of the 2019 Annual Report, except as disclosed in Note 1 - "Summary of Significant Accounting Policies" to the condensed consolidated financial statements included in this report. Additional information regarding Idaho Power’s management of credit risk and credit contingent features can be found in Note 11 - "Derivative Financial Instruments" to the condensed consolidated financial statements included in this report.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

IDACORP: The Chief Executive Officer and the Chief Financial Officer of IDACORP, based on their evaluation of IDACORP’s disclosure controls and procedures (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (Exchange Act)) as of June 30, 2020, have concluded that IDACORP’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective as of that date.

Idaho Power: The Chief Executive Officer and the Chief Financial Officer of Idaho Power, based on their evaluation of Idaho Power’s disclosure controls and procedures (pursuant to Rule 13a-15(b) of the Exchange Act) as of June 30, 2020, have concluded that Idaho Power’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective as of that date.

Changes in Internal Control over Financial Reporting

There have been no changes in IDACORP's or Idaho Power's internal control over financial reporting during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, IDACORP's or Idaho Power's internal control over financial reporting.

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

The COVID-19 coronavirus outbreak could adversely affect IDACORP's and Idaho Power's business functions, financial condition and results of operations. The COVID-19 coronavirus outbreak has resulted in widespread impacts on the global economy and on Idaho Power's employees, customers, contractors, and suppliers. There is considerable uncertainty regarding the extent to which the coronavirus will spread and the extent and duration of measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place and other restrictive orders and mandates (including those in effect in Idaho Power's service area in the states of Idaho and Oregon), and business and government shutdowns. Restrictions of this nature may cause Idaho Power or its contractors to miss milestones on construction projects and experience operational delays, delay the delivery of electrical infrastructure and other supplies that it sources from around the globe, delay the connection of electric service to new customers, prolong the time period necessary to perform maintenance of our infrastructure, and significantly reduce the use of electricity by commercial and industrial customers.

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

The degree to which COVID-19 may impact IDACORP's and Idaho Power's liquidity, financial condition and results of operations is unknown at this time and will depend on future developments, including the continuing spread of the virus, the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities, and to what extent normal economic and operating conditions can resume.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Restrictions on Dividends

See Note 6 - "Common Stock" to the condensed consolidated financial statements included in this report for a description of restrictions on IDACORP's and Idaho Power's payment of dividends.

Issuer Purchases of Equity Securities

IDACORP did not repurchase any shares of its common stock during the quarter ended June 30, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 of this report, which is incorporated herein by reference.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed or furnished, as applicable, with the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020:

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith

4.1	Idaho Power Company Forty-ninth Supplemental Indenture, dated effective as of June 5, 2020, to Mortgage and Deed of Trust, dated as of October 1, 1937	8-K	1-03198	4.1	6/8/2020
10.1 (1)	IDACORP, Inc. and/or Idaho Power Company Executive Officers with Amended and Restated Change in Control Agreements chart, as of July 30, 2020					X
15.1	Letter Re: Unaudited Interim Financial Information					X
15.2	Letter Re: Unaudited Interim Financial Information					X
31.1	Certification of IDACORP, Inc. Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of IDACORP, Inc. Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.3	Certification of Idaho Power Company Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.4	Certification of Idaho Power Company Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of IDACORP, Inc. Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of IDACORP, Inc. Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.3	Certification of Idaho Power Company Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.4	Certification of Idaho Power Company Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
95.1	Mine Safety Disclosures					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)					X
(1) Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

IDACORP, INC.
(Registrant)

Date:	July 30, 2020	By:	/s/ Lisa A. Grow
Lisa A. Grow
President and Chief Executive Officer

Date:	July 30, 2020	By:	/s/ Steven R. Keen
Steven R. Keen
Senior Vice President and Chief Financial Officer

IDAHO POWER COMPANY
(Registrant)

Date:	July 30, 2020	By:	/s/ Lisa A. Grow
Lisa A. Grow
President and Chief Executive Officer

Date:	July 30, 2020	By:	/s/ Steven R. Keen
Steven R. Keen
Senior Vice President and Chief Financial Officer