Form 10-Q
period 2020-09-30
IDACORP INC; IDAHO POWER CO
filed 2020-10-29
CIK 1057877, 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from __________ to __________
	Exact name of registrants as specified	I.R.S. Employer
Commission File	in their charters, address of principal	Identification
Number	executive offices, zip code and telephone number	Number
1-14465	IDACORP, Inc.	82-0505802
1-3198	Idaho Power Company	82-0130980

1221 W. Idaho Street
Boise,	Idaho	83702-5627
(208)	388-2200

State of Incorporation:	Idaho

None
Former name, former address and former fiscal year, if changed since last report.

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	IDA	New York Stock Exchange

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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).
IDACORP, Inc.: Yes ☐ No X       Idaho Power Company: Yes ☐ No X

Number of shares of common stock outstanding as of October 23, 2020:
IDACORP, Inc.:        50,461,885
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to the historical information contained in this report, this report contains (and oral communications made by IDACORP, Inc. (IDACORP) and Idaho Power Company (Idaho Power) may contain) statements that relate to future events and expectations, such as statements regarding projected or future financial performance, cash flows, capital expenditures, dividends, capital structure or ratios, strategic goals, challenges, objectives, and plans for future operations. Such statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, or future events, or performance, often, but not always, through the use of words or phrases such as "anticipates," "believes," "continues," "could," "estimates," "expects," "guidance," "intends," "potential," "plans," "predicts," "projects," "may result," "may continue," or similar expressions, are not statements of historical facts and may be forward-looking. Forward-looking statements are not guarantees of future performance and involve estimates, assumptions, risks, and uncertainties. Actual results, performance, or outcomes may differ materially from the results discussed in the statements. In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in forward-looking statements include those factors set forth in this report, IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2019, particularly Part I, Item 1A - "Risk Factors" and Part II, Item 7 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of that report, subsequent reports filed by IDACORP and Idaho Power with the U.S. Securities and Exchange Commission (SEC), and the following important factors:

•the effect of decisions by the Idaho and Oregon public utilities commissions and the Federal Energy Regulatory Commission that impact Idaho Power's ability to recover costs and earn a return on investment;
•changes to or the elimination of Idaho Power's regulatory cost recovery mechanisms;
•the impacts of the COVID-19 pandemic on the global and regional economy and on Idaho Power's employees, customers, contractors, and suppliers, including on loads and revenues, uncollectible accounts, transmission revenues, and other aspects of the economy and the companies' business;
•changes in residential, commercial, and industrial growth and demographic patterns within Idaho Power's service area, the loss or change in the business of significant customers, or the addition of new customers, and their associated impacts on loads and load growth, and the availability of regulatory mechanisms that allow for timely cost recovery through customer rates in the event of those changes;
•abnormal or severe weather conditions, including conditions and events associated with climate change, wildfires, droughts, earthquakes, and other natural phenomena and natural disasters, which affect customer sales, hydropower generation levels, repair costs, service interruptions, liability for damage caused by utility property, and the availability and cost of fuel for generation plants or purchased power to serve customers;
•advancement of self-generation, energy storage, energy efficiency, alternative energy sources, and other technologies that may reduce Idaho Power's sale or delivery of electric power or create power reliability challenges;
•acts or threats of terrorist incidents, other malicious acts, social unrest, acts of war, cyber-attacks, the companies' failure to secure data or to comply with privacy laws or regulations, security breaches, and the disruption or damage to the companies' business, operations, or reputation resulting from such events and related litigation or penalties;
•the expense and risks associated with capital expenditures for, and the permitting and construction of, utility infrastructure that Idaho Power may be unable or unwilling to complete or may not be deemed prudent by regulators for cost recovery;
•variable hydrological conditions and over-appropriation of surface and groundwater in the Snake River Basin, which may impact the amount of power generated by Idaho Power's hydropower facilities;
•the ability to acquire fuel, power, and transmission capacity under reasonable terms, particularly in the event of unanticipated power demands, lack of physical availability, transportation constraints, climate change, or a credit downgrade;
•disruptions or outages of Idaho Power's generation or transmission systems or of any interconnected transmission systems may constrain resources or cause Idaho Power to incur repair costs and purchase replacement power or lease transmission at increased costs;
•accidents, fires (either affecting or caused by Idaho Power facilities or infrastructure), explosions, and mechanical breakdowns that may occur while operating and maintaining Idaho Power assets, which can cause unplanned outages, reduce generating output; damage company assets, operations, or reputation; subject Idaho Power to third-party claims for property damage, personal injury, or loss of life; or result in the imposition of civil, criminal, and regulatory fines and penalties for which Idaho Power may have inadequate insurance coverage;

•the increased purchased power costs and operational challenges associated with purchasing and integrating intermittent renewable energy sources into Idaho Power's resource portfolio;
•failure to comply with state and federal laws, regulations, and orders, including new interpretations and enforcement initiatives by regulatory and oversight bodies, which may result in penalties and fines and increase the cost of compliance, and the cost of remediation;
•changes in tax laws or related regulations or new interpretations of applicable laws by federal, state, or local taxing jurisdictions, and the availability of tax credits, and the tax rates payable by IDACORP shareholders on common stock dividends;
•adoption of, changes in, and costs of compliance with laws, regulations, and policies relating to the environment, natural resources, and threatened and endangered species, and the ability to recover associated increased costs through rates;
•the inability to obtain or cost of obtaining and complying with required governmental permits and approvals, licenses, rights-of-way, and siting for transmission and generation projects and hydropower facilities;
•failure to comply with mandatory reliability and security requirements, which may result in penalties, reputational harm, and operational changes;
•the impacts of economic conditions, including inflation, interest rates, supply costs, population growth or decline in Idaho Power's service area, changes in customer demand for electricity, revenue from sales of excess power, credit quality of counterparties and suppliers, and the collection of receivables;
•the ability to obtain debt and equity financing or refinance existing debt when necessary and on favorable terms, which can be affected by factors such as credit ratings, volatility or disruptions in the financial markets, interest rate fluctuations, decisions by the Idaho or Oregon public utility commissions, and the companies' past or projected financial performance;
•changes in the method for determining LIBOR and the potential replacement of LIBOR and the impact on interest rates for IDACORP's and Idaho Power's credit facilities;
•the ability to enter into financial and physical commodity hedges with creditworthy counterparties to manage price and commodity risk, and the failure of any such risk management and hedging strategies to work as intended;
•changes in actuarial assumptions, changes in interest rates, and the actual and projected return on plan assets for pension and other post-retirement plans, which can affect future pension and other postretirement plan funding obligations, costs, and liabilities and the companies' cash flows;
•the assumptions underlying the coal mine reclamation obligations at Bridger Coal Company and related funding requirements, and the remediation costs associated with planned exits from participation in Idaho Power's co-owned coal plants;
•the ability to continue to pay dividends based on financial performance and in light of credit rating considerations, contractual covenants and restrictions, and regulatory limitations;
•Idaho Power's concentration in one industry and one region and the lack of diversification, and the resulting exposure to regional economic conditions and regional legislation and regulation;
•employee workforce factors, including the operational and financial costs of unionization or the attempt to unionize all or part of the companies' workforce, the impact of an aging workforce and retirements, the cost and ability to attract and retain skilled workers and third-party vendors, and the ability to adjust the labor cost structure when necessary; and
•adoption of or changes in accounting policies and principles, changes in accounting estimates, and new SEC or New York Stock Exchange requirements, or new interpretations of existing requirements.

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

IDACORP, Inc.
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands, except per share amounts)
Operating Revenues:
Electric utility revenues	$424,170	$385,028	$1,032,324	$1,050,574
Other	1,091	1,292	2,711	2,961
Total operating revenues	425,261	386,320	1,035,035	1,053,535

Operating Expenses:
Electric utility:
Purchased power	104,113	93,618	227,088	214,512
Fuel expense	59,745	46,881	121,174	119,577
Power cost adjustment	(9,533)	(16,412)	(14,460)	25,935
Other operations and maintenance	82,782	87,151	255,734	263,064
Energy efficiency programs	10,530	8,438	31,957	30,008
Depreciation	43,243	42,601	128,683	126,006
Taxes other than income taxes	8,536	8,827	25,947	27,064
Total electric utility expenses	299,416	271,104	776,123	806,166
Other	1,075	1,060	3,133	3,313
Total operating expenses	300,491	272,164	779,256	809,479

Operating Income	124,770	114,156	255,779	244,056

Allowance for Equity Funds Used During Construction	7,369	6,803	21,791	19,857

Earnings of Unconsolidated Equity-Method Investments	3,960	4,166	8,963	9,545

Other Income, Net	716	1,825	2,692	4,999

Interest Expense:
Interest on long-term debt	21,495	20,489	63,213	62,799
Other interest	3,642	3,748	11,012	10,886
Allowance for borrowed funds used during construction	(2,969)	(2,666)	(8,585)	(7,989)
Total interest expense, net	22,168	21,571	65,640	65,696

Income Before Income Taxes	114,647	105,379	223,585	212,761

Income Tax Expense	12,345	15,161	23,166	26,506

Net Income	102,302	90,218	200,419	186,255
Income attributable to noncontrolling interests	(271)	(342)	(509)	(537)
Net Income Attributable to IDACORP, Inc.	$102,031	$89,876	$199,910	$185,718
Weighted Average Common Shares Outstanding - Basic	50,541	50,499	50,534	50,502
Weighted Average Common Shares Outstanding - Diluted	50,576	50,558	50,554	50,528
Earnings Per Share of Common Stock:
Earnings Attributable to IDACORP, Inc. - Basic	$2.02	$1.78	$3.96	$3.68
Earnings Attributable to IDACORP, Inc. - Diluted	$2.02	$1.78	$3.95	$3.68

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)

Net Income	$102,302	$90,218	$200,419	$186,255
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $259, $170, $777, and $508, respectively	747	488	2,241	1,464
Total Comprehensive Income	103,049	90,706	202,660	187,719
Income attributable to noncontrolling interests	(271)	(342)	(509)	(537)
Comprehensive Income Attributable to IDACORP, Inc.	$102,778	$90,364	$202,151	$187,182

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2020	December 31, 2019
	(in thousands)
Assets

Current Assets:
Cash and cash equivalents	$312,018	$217,254
Short-term investments	25,000	—
Receivables:
Customer (net of allowance of $3,924 and $1,401, respectively)	103,581	72,675
Other (net of allowance of $499 and $343, respectively)	13,568	18,789
Income taxes receivable	—	3,106
Accrued unbilled revenues	64,283	64,545
Materials and supplies (at average cost)	62,493	56,660
Fuel stock (at average cost)	41,193	57,448
Prepayments	17,352	17,638
Current regulatory assets	42,830	56,626
Other	2,453	405
Total current assets	684,771	565,146
Investments	125,612	98,218
Property, Plant and Equipment:
Utility plant in service	6,263,386	6,113,567
Accumulated provision for depreciation	(2,242,049)	(2,155,783)
Utility plant in service - net	4,021,337	3,957,784
Construction work in progress	599,557	552,499
Utility plant held for future use	3,697	3,872
Other property, net of accumulated depreciation	16,930	17,299
Property, plant and equipment - net	4,641,521	4,531,454
Other Assets:
Company-owned life insurance	61,326	58,922
Regulatory assets	1,355,181	1,326,433
Other	61,748	61,028
Total other assets	1,478,255	1,446,383
Total	$6,930,159	$6,641,201

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2020	December 31, 2019
	(in thousands)
Liabilities and Equity

Current Liabilities:
Current portion of long-term debt	$—	$100,000
Accounts payable	99,767	110,745
Taxes accrued	52,910	11,501
Interest accrued	19,502	20,999
Accrued compensation	59,096	52,550
Current regulatory liabilities	24,835	33,987
Advances from customers	30,270	28,452
Other	16,391	16,625
Total current liabilities	302,771	374,859
Other Liabilities:
Deferred income taxes	736,273	746,231
Regulatory liabilities	771,236	748,198
Pension and other postretirement benefits	499,413	519,570
Other	47,687	45,131
Total other liabilities	2,054,609	2,059,130
Long-Term Debt	2,000,358	1,736,659
Commitments and Contingencies
Equity:
IDACORP, Inc. shareholders’ equity:
Common stock, no par value (120,000 shares authorized; 50,461 and 50,420 shares issued, respectively)	867,491	868,307
Retained earnings	1,732,539	1,634,525
Accumulated other comprehensive loss	(34,043)	(36,284)
Treasury stock (0 shares and 22 shares, respectively, at cost)	—	(1,920)
Total IDACORP, Inc. shareholders’ equity	2,565,987	2,464,628
Noncontrolling interests	6,434	5,925
Total equity	2,572,421	2,470,553
Total	$6,930,159	$6,641,201

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
	2020	2019
	(in thousands)
Operating Activities:
Net income	$200,419	$186,255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	132,026	129,393
Deferred income taxes and investment tax credits	(2,963)	(7,399)
Changes in regulatory assets and liabilities	(11,616)	22,549
Pension and postretirement benefit plan expense	21,731	20,857
Contributions to pension and postretirement benefit plans	(44,138)	(46,001)
Earnings of equity-method investments	(8,963)	(9,545)
Distributions from equity-method investments	7,300	19,000
Allowance for equity funds used during construction	(21,791)	(19,857)
Other non-cash adjustments to net income, net	7,943	5,785
Change in:
Accounts receivable	(31,215)	(24,798)
Accounts payable and other accrued liabilities	(19,947)	(31,645)
Taxes accrued/receivable	44,515	45,600
Other current assets	8,938	3,618
Other current liabilities	5,128	(3,941)
Other assets	(2,768)	(3,477)
Other liabilities	(569)	621
Net cash provided by operating activities	284,030	287,015
Investing Activities:
Additions to property, plant and equipment	(213,400)	(198,871)
Payments received from transmission project joint funding partners	2,451	1,709
Investments in affordable housing	(11,619)	(2,687)
Purchases of equity securities	(3,401)	(682)
Purchases of short-term investments	(25,000)	—
Proceeds from the sale of equity securities	4,015	3,827
Other	4,862	4,121
Net cash used in investing activities	(242,092)	(192,583)
Financing Activities:
Issuance of long-term debt	310,000	166,100
Premium on issuance of long-term debt	31,384	—
Retirement of long-term debt	(175,000)	(166,100)
Dividends on common stock	(101,999)	(95,871)
Tax withholdings on net settlements of share-based awards	(4,641)	(4,120)
Make-whole premium on retirement of long-term debt	(3,305)	—
Debt issuance costs and other	(3,613)	(1,362)
Net cash provided by (used in) financing activities	52,826	(101,353)
Net increase (decrease) in cash and cash equivalents	94,764	(6,921)
Cash and cash equivalents at beginning of the period	217,254	267,492
Cash and cash equivalents at end of the period	$312,018	$260,571
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$2,435	$5,225
Interest (net of amount capitalized)	64,630	65,835
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$34,696	$23,214

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Common Stock
Balance at beginning of period	$866,127	$864,266	$868,307	$863,593
Share-based compensation expense	1,353	1,877	5,678	6,543
Tax withholdings on net settlements of share-based awards	(11)	—	(4,641)	—
Treasury shares issued	—	(33)	(1,920)	(4,080)
Other	22	21	67	75
Balance at end of period	867,491	866,131	867,491	866,131
Retained Earnings
Balance at beginning of period	1,664,468	1,563,399	1,634,525	1,531,543
Net income attributable to IDACORP, Inc.	102,031	89,876	199,910	185,718
Common stock dividends ($0.67, $0.63, $2.01, and $1.89 per share, respectively)	(33,960)	(31,933)	(101,896)	(95,919)
Balance at end of period	1,732,539	1,621,342	1,732,539	1,621,342
Accumulated Other Comprehensive (Loss) Income
Balance at beginning of period	(34,790)	(21,868)	(36,284)	(22,844)
Unfunded pension liability adjustment (net of tax)	747	488	2,241	1,464
Balance at end of period	(34,043)	(21,380)	(34,043)	(21,380)
Treasury Stock
Balance at beginning of period	—	(1,992)	(1,920)	(1,932)
Issued	—	33	1,920	4,080
Acquired for tax withholdings on net settlements of share-based awards	—	(13)	—	(4,120)
Balance at end of period	—	(1,972)	—	(1,972)
Total IDACORP, Inc. shareholders’ equity at end of period	2,565,987	2,464,121	2,565,987	2,464,121
Noncontrolling Interests
Balance at beginning of period	6,163	5,646	5,925	5,451
Net income attributable to noncontrolling interests	271	342	509	537
Balance at end of period	6,434	5,988	6,434	5,988
Total equity at end of period	$2,572,421	$2,470,109	$2,572,421	$2,470,109

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)

Operating Revenues	$424,170	$385,028	$1,032,324	$1,050,574

Operating Expenses:
Operation:
Purchased power	104,113	93,618	227,088	214,512
Fuel expense	59,745	46,881	121,174	119,577
Power cost adjustment	(9,533)	(16,412)	(14,460)	25,935
Other operations and maintenance	82,782	87,151	255,734	263,064
Energy efficiency programs	10,530	8,438	31,957	30,008
Depreciation	43,243	42,601	128,683	126,006
Taxes other than income taxes	8,536	8,827	25,947	27,064
Total operating expenses	299,416	271,104	776,123	806,166

Income from Operations	124,754	113,924	256,201	244,408

Other Income:
Allowance for equity funds used during construction	7,369	6,803	21,791	19,857
Earnings of unconsolidated equity-method investments	2,928	3,100	7,368	7,365
Other income, net	183	770	612	1,858
Total other income	10,480	10,673	29,771	29,080

Interest Charges:
Interest on long-term debt	21,495	20,489	63,213	62,799
Other interest	3,637	3,741	10,995	10,847
Allowance for borrowed funds used during construction	(2,969)	(2,666)	(8,585)	(7,989)
Total interest charges	22,163	21,564	65,623	65,657

Income Before Income Taxes	113,071	103,033	220,349	207,831

Income Tax Expense	12,682	15,054	24,260	27,091

Net Income	$100,389	$87,979	$196,089	$180,740

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)

Net Income	$100,389	$87,979	$196,089	$180,740
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $259, $170, $777, and $508, respectively	747	488	2,241	1,464
Total Comprehensive Income	$101,136	$88,467	$198,330	$182,204

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2020	December 31, 2019
	(in thousands)
Assets

Electric Plant:
In service (at original cost)	$6,263,386	$6,113,567
Accumulated provision for depreciation	(2,242,049)	(2,155,783)
In service - net	4,021,337	3,957,784
Construction work in progress	599,557	552,499
Held for future use	3,697	3,872
Electric plant - net	4,624,591	4,514,155
Investments and Other Property	87,629	87,104
Current Assets:
Cash and cash equivalents	236,162	98,950
Receivables:
Customer (net of allowance of $3,924 and $1,401, respectively)	103,581	72,675
Other (net of allowance of $499 and $343, respectively)	13,433	17,107
Income taxes receivable	—	9,279
Accrued unbilled revenues	64,283	64,545
Materials and supplies (at average cost)	62,493	56,660
Fuel stock (at average cost)	41,193	57,448
Prepayments	17,231	17,520
Current regulatory assets	42,830	56,626
Other	2,453	405
Total current assets	583,659	451,215
Deferred Debits:
Company-owned life insurance	61,326	58,922
Regulatory assets	1,355,181	1,326,433
Other	57,181	56,330
Total deferred debits	1,473,688	1,441,685
Total	$6,769,567	$6,494,159

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2020	December 31, 2019
	(in thousands)
Capitalization and Liabilities

Capitalization:
Common stock equity:
Common stock, $2.50 par value (50,000 shares authorized; 39,151 shares outstanding)	$97,877	$97,877
Premium on capital stock	712,258	712,258
Capital stock expense	(2,097)	(2,097)
Retained earnings	1,597,996	1,503,805
Accumulated other comprehensive loss	(34,043)	(36,284)
Total common stock equity	2,371,991	2,275,559
Long-term debt	2,000,358	1,736,659
Total capitalization	4,372,349	4,012,218
Current Liabilities:
Current portion of long-term debt	—	100,000
Accounts payable	99,644	110,581
Accounts payable to affiliates	24,045	2,053
Taxes accrued	26,361	11,481
Interest accrued	19,502	20,999
Accrued compensation	45,019	52,267
Current regulatory liabilities	24,835	33,987
Advances from customers	30,270	28,452
Other	15,566	15,629
Total current liabilities	285,242	375,449
Deferred Credits:
Deferred income taxes	798,418	794,402
Regulatory liabilities	771,236	748,198
Pension and other postretirement benefits	499,413	519,570
Other	42,909	44,322
Total deferred credits	2,111,976	2,106,492

Commitments and Contingencies

Total	$6,769,567	$6,494,159

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
	2020	2019
	(in thousands)
Operating Activities:
Net income	$196,089	$180,740
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	131,567	128,945
Deferred income taxes and investment tax credits	7,554	(6,911)
Changes in regulatory assets and liabilities	(11,616)	22,549
Pension and postretirement benefit plan expense	21,716	20,841
Contributions to pension and postretirement benefit plans	(44,123)	(45,984)
Earnings of equity-method investments	(7,368)	(7,365)
Distributions from equity-method investments	6,500	18,150
Allowance for equity funds used during construction	(21,791)	(19,857)
Other non-cash adjustments to net income, net	2,264	(759)
Change in:
Accounts receivable	(33,365)	(24,760)
Accounts payable	2,658	(31,563)
Taxes accrued/receivable	24,159	34,351
Other current assets	8,942	3,611
Other current liabilities	5,207	(3,881)
Other assets	(2,800)	(3,478)
Other liabilities	(481)	658
Net cash provided by operating activities	285,112	265,287
Investing Activities:
Additions to utility plant	(213,400)	(198,871)
Payments received from transmission project joint funding partners	2,451	1,709
Purchases of equity securities	(3,401)	(682)
Proceeds from the sale of equity securities	4,015	3,827
Other	4,833	3,964
Net cash used in investing activities	(205,502)	(190,053)
Financing Activities:
Issuance of long-term debt	310,000	166,100
Premium on issuance of long-term debt	31,384	—
Retirement of long-term debt	(175,000)	(166,100)
Dividends on common stock	(101,898)	(95,919)
Make-whole premium on retirement of long-term debt	(3,305)	—
Other	(3,579)	(1,284)
Net cash provided by (used in) financing activities	57,602	(97,203)
Net increase (decrease) in cash and cash equivalents	137,212	(21,969)
Cash and cash equivalents at beginning of the period	98,950	165,460
Cash and cash equivalents at end of the period	$236,162	$143,491
Supplemental Disclosure of Cash Flow Information:
Cash (received from) paid to IDACORP related to income taxes	$(9,189)	$16,014
Cash paid for interest (net of amount capitalized)	64,613	65,796
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$34,696	$23,214

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

Financial Statements

In the opinion of management of IDACORP and Idaho Power, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly each company's consolidated financial position as of September 30, 2020, consolidated results of operations for the three and nine months ended September 30, 2020 and 2019, and consolidated cash flows for the nine months ended September 30, 2020 and 2019. These adjustments are of a normal and recurring nature. These financial statements do not contain the complete detail or note disclosures concerning accounting policies and other matters that would be included in full-year financial statements and should be read in conjunction with the audited consolidated financial statements included in IDACORP’s and Idaho Power’s Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Annual Report). The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. A change in management's estimates or assumptions could have a material impact on IDACORP's or Idaho Power's respective financial condition and results of operations during the period in which such change occurred.

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

The measurement of expected credit losses on Idaho Power accounts receivable is based upon historical experience, current conditions, and forecasted information that may affect collections on the outstanding balance. Generally, this includes adjustments based upon a combination of historical write-off experience, aging of accounts receivable, an analysis of specific customer accounts, and an evaluation of whether there are current or forecasted economic conditions that might cause variation in collection from the historical experience. In response to the COVID-19 public health crisis, Idaho Power provided certain relief to customers including temporarily suspending disconnections for customers and temporarily waiving late fees. This relief as well as the economic conditions created by the response to the COVID-19 public health crisis have resulted in higher aged accounts receivable and an increase in the number of late payments. Idaho Power expects higher uncollectible account write-offs as a result of the COVID-19 public health crisis and, accordingly, increased its allowance for uncollectible accounts related to customer receivables at September 30, 2020. The allowance for uncollectible accounts increased to 3.7 percent of the total customer receivables balance at September 30, 2020, compared with 1.9 percent at December 31, 2019, and 1.4 percent at September 30, 2019.

The following table provides a rollforward of the allowance for uncollectible accounts related to customer receivables for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine months ended September 30,
	2020	2019
Balance at beginning of period	$1,401	$1,725
Additions to the allowance	3,543	1,663
Write-offs, net of recoveries	(1,020)	(1,975)
Balance at end of period	$3,924	$1,413
Allowance for uncollectible accounts as a percentage of customer receivables	3.7%	1.4%

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

Income Tax Expense

The following table provides a summary of income tax expense for the nine months ended September 30, 2020 and 2019 (in thousands):

	IDACORP		Idaho Power
	2020	2019	2020	2019
Income tax at statutory rates (federal and state)	$57,420	$54,626	$56,718	$53,496
First mortgage bond redemption costs	(890)	—	(890)	—
Excess deferred income tax reversal	(3,222)	(4,123)	(3,222)	(4,123)
Income tax return adjustments	(2,555)	1,071	(2,507)	993
Other(1)	(27,587)	(25,068)	(25,839)	(23,275)
Income tax expense	$23,166	$26,506	$24,260	$27,091
Effective tax rate	10.4%	12.5%	11.0%	13.0%
(1) "Other" is primarily comprised of the net tax effect of Idaho Power's regulatory flow-through tax adjustments.

The decrease in income tax expense for the nine months ended September 30, 2020, compared with the same period in 2019, was primarily due to the tax deduction for bond redemption costs incurred in the third quarter and other plant-related income tax return adjustments, partially offset by statutory taxes on greater 2020 pre-tax income and lower excess deferred income tax reversal. On a net basis, Idaho Power’s estimate of its annual 2020 regulatory flow-through tax adjustments is comparable to 2019.

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

Based on its estimate of full-year 2020 Idaho ROE, in both the third quarter and first nine months of 2020, Idaho Power recorded no additional ADITC amortization or provision against current revenues for sharing of earnings with customers for 2020 under the May 2018 Idaho Tax Reform Settlement Stipulation. Accordingly, at September 30, 2020, the full $45 million of additional ADITC remains available for future use. Idaho Power recorded no additional ADITC amortization or provision against revenues for sharing of earnings with customers during the third quarter and first nine months of 2019, based on its then-current estimate of full-year 2019 Idaho ROE.

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

Deferred Costs for COVID-19 Public Health Crisis

Idaho Power has incurred, and expects to continue to incur, costs associated with its response to the COVID-19 public health crisis, including information technology expenditures for remote work, higher than average levels of bad debt expense related to uncollectible accounts associated in part with its temporary suspension of disconnects and late payment fees. Accordingly, in March and April 2020, Idaho Power submitted applications to the OPUC and IPUC, respectively, requesting authorization to defer incremental costs associated with its response to the COVID-19 public health crisis. Idaho Power requested authorization to establish a new regulatory asset to record the deferral of incremental costs and, in the Idaho jurisdiction, unrecovered costs associated with the COVID-19 response. Both applications requested only the authority to defer these costs and to determine ratemaking treatment at a later date. Subsequent to Idaho Power's application, the IPUC opened a general docket to address the issue. In July 2020, the IPUC issued an order authorizing Idaho Power and other utilities to account for unanticipated, emergency-related expenses incurred due to the COVID-19 public health crisis by recording the expenses as regulatory assets for possible recovery through future rates. The order also requires utilities to account for the decreases in expenses resulting from the COVID-19 public health crisis, such as reduced employee travel and training, and apply these reductions in expenses to offset the deferral account balance. Additionally, the order addressed potential reductions in revenue due to the COVID-19 public health crisis, allowing utilities to track reduced revenues from customer classes not included in an FCA-type mechanism for possible movement to the regulatory asset account at a later date. Idaho Power resumed assessing late fees and disconnections in its Idaho service area in early August 2020. As of September 30, 2020, Idaho Power had recorded a $0.7 million regulatory asset for its estimate of unanticipated, emergency-related expenses, including higher bad debt expense, net of estimated savings. On October 20, 2020, the OPUC issued an order authorizing Idaho Power to defer certain COVID-19-related costs for the 12-month period beginning March 24, 2020.

4. REVENUES

The following table provides a summary of electric utility operating revenues for IDACORP and Idaho Power for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Electric utility operating revenues:
Revenue from contracts with customers	$402,941	$367,101	$984,096	$1,010,281
Alternative revenue programs and other revenues	21,229	17,927	48,228	40,293
Total electric utility operating revenues	$424,170	$385,028	$1,032,324	$1,050,574

Revenues from Contracts with Customers

The following table presents revenues from contracts with customers disaggregated by revenue source for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenues from contracts with customers:
Retail revenues:
Residential (includes $4,896, $6,446, $24,740, and $24,988, respectively, related to the FCA)(1)	$143,822	$133,550	$398,180	$388,566
Commercial (includes $330, $330, $1,211, and $1,022, respectively, related to the FCA)(1)	82,279	80,304	219,006	224,382
Industrial	50,154	47,122	136,001	138,222
Irrigation	88,188	82,659	149,711	132,613
Deferred revenue related to HCC relicensing AFUDC(2)	(2,815)	(2,815)	(6,861)	(6,861)
Total retail revenues	361,628	340,820	896,037	876,922
Less: FCA mechanism revenues(1)	(5,226)	(6,776)	(25,951)	(26,010)
Wholesale energy sales	12,178	5,321	22,952	68,693
Transmission wheeling-related revenues	16,896	12,498	38,750	40,743
Energy efficiency program revenues	10,530	8,439	31,957	30,008
Other revenues from contracts with customers	6,935	6,799	20,351	19,925
Total revenues from contracts with customers	$402,941	$367,101	$984,096	$1,010,281
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

The table below presents the FCA mechanism revenues and other revenues for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Alternative revenue programs and other revenues:
FCA mechanism revenues	$5,226	6,776	$25,951	$26,010
Derivative revenues	16,003	11,151	22,277	14,283
Total alternative revenue programs and other revenues	$21,229	$17,927	$48,228	$40,293

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

In June 2020, Idaho Power entered into a selling agency agreement with six banks named in the agreement in connection with the potential issuance and sale from time to time of up to $500 million aggregate principal amount of first mortgage bonds, secured medium term notes, Series L (Series L Notes), under Idaho Power’s Indenture of Mortgage and Deed of Trust, dated as of October 1, 1937, as amended and supplemented (Indenture). Also in June 2020, Idaho Power entered into the Forty-ninth Supplemental Indenture, dated effective as of June 5, 2020, to the Indenture (Forty-ninth
Supplemental Indenture). The Forty-ninth Supplemental Indenture provides for, among other items, the issuance of up to
$500 million in aggregate principal amount of Series L Notes pursuant to the Indenture.

In June 2020, Idaho Power issued $80 million in principal amount of 1.90 percent first mortgage bonds, secured medium term notes, Series L, maturing July 15, 2030. In July 2020, Idaho Power redeemed, prior to maturity, $75 million in principal amount of 2.95 percent first mortgage bonds, medium-term notes, Series H due in April 2022. In accordance with the redemption provisions of the notes, the redemption included Idaho Power's payment of a make-whole premium to the holders of the redeemed notes in the aggregate amount of $3.3 million.

In August 2020, Idaho Power redeemed $100 million in principal amount of 3.40 percent first mortgage bonds due in November 2020.

As of the date of this report, Idaho Power has $420 million in principal amount of first mortgage bonds available for issuance, including Series L Notes under the selling agency agreement, but only $190 million in principal amount of long-term debt securities remain available for issuance pursuant to state regulatory authority.

6. COMMON STOCK

IDACORP Common Stock

During the nine months ended September 30, 2020, IDACORP granted 75,030 restricted stock unit awards to employees and issued 41,410 shares of common stock using original issuances of shares pursuant to the IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan, including 8,480 shares of common stock issued to members of the board of directors. As directed by IDACORP, plan administrators of the IDACORP, Inc. Dividend Reinvestment and Stock Purchase Plan and Idaho Power Company Employee Savings Plan used market purchases of IDACORP common stock to acquire shares of IDACORP common stock for the plans.

Restrictions on Dividends

Idaho Power’s ability to pay dividends on its common stock held by IDACORP and IDACORP’s ability to pay dividends on its common stock are limited to the extent payment of such dividends would violate the covenants in their respective credit facilities or Idaho Power’s Revised Code of Conduct. A covenant under IDACORP’s credit facility and Idaho Power’s credit facility requires IDACORP and Idaho Power to maintain leverage ratios of consolidated indebtedness to consolidated total capitalization, as defined therein, of no more than 65 percent at the end of each fiscal quarter. At September 30, 2020, the leverage ratios for IDACORP and Idaho Power were 44 percent and 46 percent, respectively. Based on these restrictions, IDACORP’s and Idaho Power’s dividends were limited to $1.5 billion and $1.3 billion, respectively, at September 30, 2020. There are additional facility covenants, subject to exceptions, that prohibit or restrict the sale or disposition of property without consent and any agreements restricting dividend payments to IDACORP and Idaho Power from any material subsidiary. At September 30, 2020, IDACORP and Idaho Power were in compliance with those financial covenants.

Idaho Power’s Revised Code of Conduct relating to transactions between and among Idaho Power, IDACORP, and other affiliates, which was approved by the IPUC in April 2008, provides that Idaho Power will not pay any dividends to IDACORP that will reduce Idaho Power’s common equity capital below 35 percent of its total adjusted capital without IPUC approval. At September 30, 2020, Idaho Power's common equity capital was 54 percent of its total adjusted capital. Further, Idaho Power must obtain approval from the OPUC before it can directly or indirectly loan funds or issue notes or give credit on its books to IDACORP.

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

7. EARNINGS PER SHARE

The table below presents the computation of IDACORP’s basic and diluted earnings per share for the three and nine months ended September 30, 2020 and 2019 (in thousands, except for per share amounts).

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Numerator:
Net income attributable to IDACORP, Inc.	$102,031	$89,876	$199,910	$185,718
Denominator:
Weighted-average common shares outstanding - basic	50,541	50,499	50,534	50,502
Effect of dilutive securities	35	59	20	26
Weighted-average common shares outstanding - diluted	50,576	50,558	50,554	50,528
Basic earnings per share	$2.02	$1.78	$3.96	$3.68
Diluted earnings per share	$2.02	$1.78	$3.95	$3.68

8. COMMITMENTS

Purchase Obligations

During the nine months ended September 30, 2020, IDACORP's and Idaho Power's contractual obligations, outside the ordinary course of business, did not change materially from the amounts disclosed in the notes to the consolidated financial statements in the 2019 Annual Report, except that Idaho Power entered into one new contract with a hydropower PURPA-qualifying facility and ten new replacement contracts for expiring power purchase agreements with hydropower and cogeneration PURPA-qualifying facilities, which increased Idaho Power's contractual purchase obligations by approximately $28 million over the 20-year terms of the contracts.

Guarantees

Through a self-bonding mechanism, Idaho Power guarantees its portion of reclamation activities and obligations at BCC, of which IERCo owns a one-third interest. This guarantee, which is renewed annually with the Wyoming Department of Environmental Quality, was $58.3 million at September 30, 2020, representing IERCo's one-third share of BCC's total reclamation obligation of $175.0 million. BCC has a reclamation trust fund set aside specifically for the purpose of paying these reclamation costs. At September 30, 2020, the value of BCC's reclamation trust fund was $157.5 million. During the nine months ended September 30, 2020, the reclamation trust fund made $3.3 million of distributions for reclamation activity costs associated with the BCC surface mine. BCC periodically assesses the adequacy of the reclamation trust fund and its estimate of future reclamation costs. To ensure that the reclamation trust fund maintains adequate reserves, BCC has the ability to, and does, add a per-ton surcharge to coal sales, all of which are made to the Jim Bridger plant. Because of the existence of the fund and the ability to apply a per-ton surcharge, the estimated fair value of this guarantee is minimal.

In May 2019, the state of Wyoming enacted legislation that limits a mine operator's maximum amount of self-bonding. Idaho Power and the co-owners of BCC have until November 2020 to comply with the new regulations, which would reduce the portion of Idaho Power's guarantee of reclamation activities and obligations at BCC that Idaho Power is allowed to self-bond and require Idaho Power to acquire a surety bond, or provide other collateral, to secure the remaining portion of its guarantee. As of the date of this report, Idaho Power expects that the cost of a surety bond will be immaterial to IDACORP's and Idaho Power's consolidated financial statements.

IDACORP and Idaho Power enter into financial agreements and power purchase and sale agreements that include indemnification provisions relating to various forms of claims or liabilities that may arise from the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnification provisions cannot be reasonably estimated. IDACORP and Idaho Power periodically evaluate the likelihood of incurring costs under such indemnities based on their historical experience and the evaluation of the specific indemnities. As of September 30, 2020, the companies believe the likelihood is remote that IDACORP or Idaho Power would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnification obligations. Neither IDACORP nor Idaho Power has recorded any liability on their respective condensed consolidated balance sheets with respect to these indemnification obligations.

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

10. BENEFIT PLANS

Idaho Power has a noncontributory defined benefit pension plan (pension plan) and two nonqualified defined benefit plans for certain senior management employees called the Security Plan for Senior Management Employees I and Security Plan for Senior Management Employees II (together, SMSP). Idaho Power also has a nonqualified defined benefit pension plan for directors that was frozen in 2002. Remaining vested benefits from that plan are included with the SMSP in the disclosures below. The benefits under the pension plan are based on years of service and the employee’s final average earnings. Idaho Power also maintains a defined benefit postretirement benefit plan (consisting of health care and death benefits) that covers all employees who were enrolled in the active-employee group plan at the time of retirement as well as their spouses and qualifying dependents. The table below shows the components of net periodic benefit costs for the pension, SMSP, and postretirement benefits plans for the three months ended September 30, 2020 and 2019 (in thousands).

	Pension Plan		SMSP		Postretirement Benefits		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Service cost	$10,747	$8,516	$54	$(46)	$258	$213	$11,059	$8,683
Interest cost	10,004	10,578	1,087	1,143	623	748	11,714	12,469
Expected return on plan assets	(14,060)	(12,156)	—	—	(601)	(555)	(14,661)	(12,711)
Amortization of prior service cost	1	1	73	24	11	11	85	36
Amortization of net loss	4,331	3,391	933	634	—	—	5,264	4,025
Net periodic benefit cost	11,023	10,330	2,147	1,755	291	417	13,461	12,502
Regulatory deferral of net periodic benefit cost(1)	(10,511)	(9,845)	—	—	—	—	(10,511)	(9,845)
Previously deferred pension costs recognized(1)	4,288	4,288	—	—	—	—	4,288	4,288
Net periodic benefit cost recognized for financial reporting(1)(2)	$4,800	$4,773	$2,147	$1,755	$291	$417	$7,238	$6,945
 (1) Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, the Idaho portion of net periodic benefit cost is recorded as a regulatory asset and is recognized in the income statement as those costs are recovered through rates.
 (2) Of total net periodic benefit cost recognized for financial reporting, $4.3 million and $4.2 million, respectively, were recognized in "Other operations and maintenance" and $3.0 million and $2.7 million, respectively, were recognized in "Other expense, net" on the condensed consolidated statements of income of the companies for the three months ended September 30, 2020 and 2019.

The table below shows the components of net periodic benefit costs for the pension, SMSP, and postretirement benefits plans for the nine months ended September 30, 2020 and 2019 (in thousands).

	Pension Plan		SMSP		Postretirement Benefits		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Service cost	$32,240	$25,546	$160	$(136)	$772	$640	$33,172	$26,050
Interest cost	30,010	31,734	3,262	3,432	1,870	2,242	35,142	37,408
Expected return on plan assets	(42,179)	(36,467)	—	—	(1,803)	(1,665)	(43,982)	(38,132)
Amortization of prior service cost	4	4	218	72	35	35	257	111
Amortization of net loss	12,994	10,173	2,800	1,900	—	—	15,794	12,073
Net periodic benefit cost	33,069	30,990	6,440	5,268	874	1,252	40,383	37,510
Regulatory deferral of net periodic benefit cost(1)	(31,532)	(29,534)	—	—	—	—	(31,532)	(29,534)
Previously deferred pension costs recognized(1)	12,865	12,865	—	—	—	—	12,865	12,865
Net periodic benefit cost recognized for financial reporting(1)(2)	$14,402	$14,321	$6,440	$5,268	$874	$1,252	$21,716	$20,841
 (1) Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, the Idaho portion of net periodic benefit cost is recorded as a regulatory asset and is recognized in the income statement as those costs are recovered through rates.
 (2) Of total net periodic benefit cost recognized for financial reporting, $12.8 million and $12.6 million, respectively, were recognized in "Other operations and maintenance" and $8.9 million and $8.2 million, respectively, were recognized in "Other expense, net" on the condensed consolidated statements of income of the companies for the nine months ended September 30, 2020 and 2019.

During the nine months ended September 30, 2020, Idaho Power made $40 million of contributions to its defined benefit pension plan, in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions and to mitigate the cost of being in an underfunded position. Idaho Power has no further minimum contribution requirement to its defined benefit pension plan in 2020. The primary impact of pension contributions is on the timing of cash flows, as the timing of cost recovery lags behind contributions.

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

The table below presents the gains and losses on derivatives not designated as hedging instruments for the three and nine months ended September 30, 2020 and 2019 (in thousands).

		Gain/(Loss) on Derivatives Recognized in Income(1)
	Location of Realized Gain/(Loss) on Derivatives Recognized in Income	Three months ended September 30,		Nine months ended September 30,
		2020	2019	2020	2019
Financial swaps	Operating revenues	$1,039	$3,693	$2,173	$904
Financial swaps	Purchased power	(2,264)	(2,981)	(3,579)	(2,294)
Financial swaps	Fuel expense	(1,115)	(815)	(4,032)	11,587
Forward contracts	Operating revenues	229	106	349	170
Forward contracts	Purchased power	(198)	(106)	(313)	(170)
Forward contracts	Fuel expense	(6)	191	(25)	607
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

Credit Risk

At September 30, 2020, Idaho Power did not have material credit risk exposure from financial instruments, including derivatives. Idaho Power monitors credit risk exposure through reviews of counterparty credit quality, corporate-wide counterparty credit exposure, and corporate-wide counterparty concentration levels. Idaho Power manages these risks by establishing credit and concentration limits on transactions with counterparties and requiring contractual guarantees, cash deposits, or letters of credit from counterparties or their affiliates, as deemed necessary. Idaho Power’s physical power, physical gas, and financial transactions are generally under standardized industry contracts. These contracts contain adequate assurance clauses requiring collateralization if a counterparty has debt that is downgraded below investment grade by at least one rating agency.

Credit-Contingent Features

Certain Idaho Power derivative instruments contain provisions that require Idaho Power's unsecured debt to maintain an investment grade credit rating from Moody's Investors Service and Standard & Poor's Ratings Services. If Idaho Power's unsecured debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position at September 30, 2020, was $0.3 million. Idaho Power posted no cash collateral related to this amount. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2020, Idaho Power would have been required to pay or post collateral to its counterparties up to an additional $4.6 million to cover the open liability positions as well as completed transactions that have not yet been paid.

Derivative Instrument Summary

The table below presents the fair values and locations of derivative instruments not designated as hedging instruments recorded on the balance sheets and reconciles the gross amounts of derivatives recognized as assets and as liabilities to the net amounts presented in the balance sheets at September 30, 2020, and December 31, 2019 (in thousands).

		Asset Derivatives				Liability Derivatives
	Balance Sheet Location	Gross Fair Value	Amounts Offset		Net Assets	Gross Fair Value	Amounts Offset	Net Liabilities

September 30, 2020
Current:
Financial swaps	Other current assets	$3,270	$(817)	(1)	$2,453	$65	$(65)	$—
Financial swaps	Other current liabilities	6	(6)		—	152	(6)	146
Forward contracts	Other current liabilities	—	—		—	24	—	24
Long-term:
Financial swaps	Other assets	111	(23)		88	23	(23)	—
Total		$3,387	$(846)		$2,541	$264	$(94)	$170

December 31, 2019
Current:
Financial swaps	Other current assets	$2,426	$(2,034)		$392	$2,034	$(2,034)	$—
Financial swaps	Other current liabilities	134	(134)		—	924	(134)	790
Forward contracts	Other current assets	13	—		13	—	—	—
Forward contracts	Other current liabilities	—	—		—	32	—	32
Long-term:
Financial swaps	Other liabilities	3	(3)		—	27	(3)	24
Total		$2,576	$(2,171)		$405	$3,017	$(2,171)	$846
(1) Current asset derivative amounts offset include $0.8 million of collateral payable for the period ended September 30, 2020.

The table below presents the volume of derivative commodity forward contracts and swaps outstanding at September 30, 2020 and 2019 (in thousands of units).

		September 30,
Commodity	Units	2020	2019
Electricity purchases	MWh	113	109
Electricity sales	MWh	—	10
Natural gas purchases	MMBtu	7,930	7,798
Natural gas sales	MMBtu	775	—

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

IDACORP’s and Idaho Power’s assessment of a particular input's significance to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy. An item recorded at fair value is reclassified among levels when changes in the nature of valuation inputs cause the item to no longer meet the criteria for the level in which it was previously categorized. There were no transfers between levels or material changes in valuation techniques or inputs during the nine months ended September 30, 2020.

The table below presents information about IDACORP’s and Idaho Power’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2020, and December 31, 2019 (in thousands).

	September 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds
IDACORP(1)	$30,682	$—	$—	$30,682	$64,173	$—	$—	$64,173
Idaho Power	56,798	—	—	56,798	26,510	—	—	26,510
Derivatives	2,541	—	—	2,541	392	13	—	405
Equity securities	42,401	—	—	42,401	42,738	—	—	42,738
Liabilities:
Derivatives	146	24	—	170	814	32	—	846
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

The table below presents the carrying value and estimated fair value of financial instruments that are not reported at fair value, as of September 30, 2020, and December 31, 2019, using available market information and appropriate valuation methodologies (in thousands).

	September 30, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
IDACORP
Assets:
Notes receivable(1)	$3,804	$3,804	$3,804	$3,804
Liabilities:
Long-term debt, including current portion(1)	2,000,358	2,440,622	1,836,659	2,083,931
Idaho Power
Liabilities:
Long-term debt, including current portion(1)	2,000,358	2,440,622	1,836,659	2,083,931
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

	Utility Operations	All Other	Eliminations	Consolidated Total
Three months ended September 30, 2020:
Revenues	$424,170	1,091	$—	$425,261
Net income attributable to IDACORP, Inc.	100,389	1,642	—	102,031
Total assets as of September 30, 2020	6,769,567	247,753	(87,161)	6,930,159
Three months ended September 30, 2019:
Revenues	$385,028	$1,292	$—	$386,320
Net income attributable to IDACORP, Inc.	87,979	1,897	—	89,876
Nine months ended September 30, 2020:
Revenues	$1,032,324	$2,711	$—	$1,035,035
Net income attributable to IDACORP, Inc.	196,089	3,821	—	199,910
Nine months ended September 30, 2019:
Revenues	$1,050,574	$2,961	$—	$1,053,535
Net income attributable to IDACORP, Inc.	180,740	4,978	—	185,718

14. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

The table below presents changes in components of accumulated other comprehensive income (AOCI), net of tax, during the three and nine months ended September 30, 2020 and 2019 (in thousands). Items in parentheses indicate charges to AOCI.

	Defined Benefit Pension Items		Defined Benefit Pension Items
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Balance at beginning of period	$(34,790)	$(21,868)	$(36,284)	$(22,844)
Amounts reclassified out of AOCI	747	488	2,241	1,464
Balance at end of period	$(34,043)	$(21,380)	$(34,043)	$(21,380)

The table below presents amounts reclassified out of components of AOCI and the income statement location of those amounts reclassified during the three and nine months ended September 30, 2020 and 2019 (in thousands). Items in parentheses indicate increases to net income.

	Amount Reclassified from AOCI
Details About AOCI	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Amortization of defined benefit pension items(1)
Prior service cost	$73	$24	$218	$72
Net loss	933	634	2,800	1,900
Total before tax	1,006	658	3,018	1,972
Tax benefit(2)	(259)	(170)	(777)	(508)
Total reclassification for the period, net of tax	$747	$488	$2,241	$1,464
(1) Amortization of these items is included in IDACORP's condensed consolidated income statements in other operating expenses and in Idaho Power's condensed consolidated statements of income in other expense, net.
(2) The tax benefit is included in income tax expense in the condensed consolidated statements of income of both IDACORP and Idaho Power.

15. CHANGES IN IDAHO POWER RETAINED EARNINGS

The table below presents changes in Idaho Power retained earnings during the three and nine months ended September 30, 2020 and 2019 (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Balance at beginning of period	$1,531,566	$1,438,019	$1,503,805	$1,409,245
Net income	100,389	87,979	196,089	180,740
Dividends to parent	(33,959)	(31,932)	(101,898)	(95,919)
Balance at end of period	$1,597,996	$1,494,066	$1,597,996	$1,494,066

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of IDACORP, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of IDACORP, Inc. and subsidiaries (the “Company”) as of September 30, 2020, the related condensed consolidated statements of income, comprehensive income, and equity for the three-month and nine-month periods ended September 30, 2020 and 2019, and of cash flows for the nine-month periods ended September 30, 2020 and 2019, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
October 29, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Idaho Power Company

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Idaho Power Company and subsidiary (the “Company”) as of September 30, 2020, the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2020 and 2019, and of cash flows for the nine-month periods ended September 30, 2020 and 2019, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
October 29, 2020

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in this report, the general financial condition and results of operations for IDACORP, Inc. and its subsidiaries (collectively, IDACORP) and Idaho Power Company and its subsidiary (collectively, Idaho Power) are discussed. While reading the MD&A, please refer to the accompanying condensed consolidated financial statements of IDACORP and Idaho Power. Also refer to "Cautionary Note Regarding Forward-Looking Statements" in this report for important information regarding forward-looking statements made in this MD&A and elsewhere in this report. This discussion updates the MD&A included in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2019, (2019 Annual Report) and should also be read in conjunction with the information in that report. The results of operations for an interim period generally will not be indicative of results for the full year, particularly in light of the seasonality of Idaho Power's sales volumes, as discussed below.

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

EXECUTIVE OVERVIEW

Management's Outlook and Company Initiatives

In the 2019 Annual Report, IDACORP's and Idaho Power's management included a brief overview of their business strategies for the companies for 2020 and beyond, under the heading "Executive Overview" in the MD&A. As of the date of this report, management's outlook and strategy remain consistent with that discussion. Most notably:

•Idaho Power continues to execute on its four strategic areas: growing financial strength, improving Idaho Power's core business, enhancing Idaho Power's brand, and focusing on safety and employee engagement.
•Idaho Power continues to expect positive customer growth in its service area and continues to participate in and support state and local economic development initiatives aimed at responsible and sustainable growth. During the first nine months of 2020, Idaho Power's customer count grew by over 11,300 customers, and for the twelve months ended September 30, 2020, the customer growth rate was 2.6 percent.
•Idaho Power anticipates substantial capital investments, with expected total capital expenditures of approximately $1.6 billion over the five-year period from 2020 (including the expenditures incurred so far in 2020) through 2024.
•IDACORP increased its quarterly common stock dividend from $0.67 per share to $0.71 per share, as a part of a 137 percent increase in quarterly dividends approved over the last nine years, which moves IDACORP into its target payout ratio of between 60 and 70 percent of sustainable IDACORP earnings.
•In April and June 2020, respectively, Idaho Power issued $230 million in principal amount of 4.20 percent first mortgage bonds due in 2048, and $80 million in principal amount of 1.90 percent first mortgage bonds due in 2030. Idaho Power used a portion of the bond proceeds to redeem outstanding debt. Idaho Power believes the issuances help maintain its strong liquidity position enabling it to fund its ongoing operations, capital expenditures, and dividend payments.
•In October 2020, Idaho Power and the other co-owners of the coal-fired power plant in Boardman, Oregon, ceased operations at the plant in accordance with Idaho Power's planned path away from coal generation.
•Idaho Power continues to focus on timely recovery of costs and earning a reasonable return on investment, including working to evaluate and ensure that its rate design and regulatory mechanisms more closely reflect the cost to provide electric service.

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

Idaho Power has taken proactive steps during the crisis to protect employees, customers, the general public, and Idaho Power's electrical system. In March 2020, Idaho Power closed all of its operating facilities to the public, upgraded information technology capabilities to facilitate remote working for over half of its workforce, eliminated substantially all in-person meetings and non-essential work travel, reviewed its supply chain for critical items, continued monitoring of cyber and physical security threats, tested critical information technology systems for business continuity purposes, enhanced cleaning procedures at all facilities, and encouraged employees to practice responsible social distancing and other effective prevention and safety measures. Idaho Power has a small number of highly specialized employees who are trained to operate the power grid and critical generation facilities. Idaho Power has taken actions to help ensure the health and availability of those essential employees, including performing health screenings, alternating schedules, segregating employees into separate facilities, and limiting interaction. As of the date of this report, most of Idaho Power's office workforce continues to work remotely.

Also in March 2020, in consideration of the COVID-19 public health crisis, Idaho Power temporarily suspended disconnections and late fees for late payment or non-payment. As approved by the IPUC in July 2020, Idaho Power resumed disconnections and accruing late fees for customers in its Idaho service area beginning in early August 2020. Commercial customers have been particularly affected by the economic impacts of the COVID-19 public health crisis, as the response to the crisis disrupted operations of many of those customers. As many of Idaho Power's larger commercial and industrial customers are in the agriculture and food-processing industry, COVID-19 has had a smaller impact on those customers given the importance of the food that they produce, and thus mitigated in part the overall energy usage decline from those customers. Irrigation customers have also been impacted to a lesser extent. While the COVID-19 crisis does not appear to have significantly affected wheeling revenues to date, to the extent economies of other states continue to be negatively affected by the COVID-19 crisis, transmission wheeling revenues could decrease due to overall decreases in energy loads in the western region of the U.S., impacting energy prices and overall market activity regionally. Overall, Idaho Power anticipates that the disruption of economic activities in its service area and global economic conditions created by the response to the COVID-19 public health crisis could continue to negatively affect energy usage and associated revenues from commercial and industrial customers and will continue to increase late payments and uncollectible account write-offs. In recognition of the economic impact, Idaho Power increased its allowance for uncollectible receivables from $1.4 million at December 31, 2019, to $3.9 million at September 30, 2020, based on Idaho Power's estimate of the impact of the crisis.

In July 2020, the IPUC issued an order granting Idaho Power the authority to defer unanticipated, emergency-related expenses due to the COVID-19 public health crisis, net of any cost savings, for possible recovery through future rates. As of September 30, 2020, Idaho Power had recorded a $0.7 million regulatory asset for its estimate of unanticipated, emergency-related expenses, including higher bad debt expense, net of estimated savings. For additional information, see Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report.

As noted above, in April 2020 Idaho Power issued $230 million in principal amount of 4.20 percent first mortgage bonds due in 2048. The bonds were issued at a reoffer yield of 3.422 percent, which resulted in a net premium of 13.0 percent and net proceeds to Idaho Power of approximately $260 million. In June 2020, Idaho Power issued $80 million in principal amount of first mortgage bonds due in 2030. While Idaho Power expected to issue debt securities during 2020 unrelated and prior to the COVID-19 public health crisis, and has used some of the proceeds of the issuances for early retirement of debt, the net proceeds from the issuances provide Idaho Power with additional liquidity should the financial impacts of the COVID-19 public health crisis worsen in the coming months or be even further prolonged.

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

Summary of Financial Results

The following is a summary of Idaho Power's net income, net income attributable to IDACORP, and IDACORP's earnings per diluted share for the three and nine months ended September 30, 2020 and 2019 (in thousands, except earnings per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Idaho Power net income	$100,389	$87,979	$196,089	$180,740
Net income attributable to IDACORP, Inc.	$102,031	$89,876	$199,910	$185,718
Average outstanding shares – diluted	50,576	50,558	50,554	50,528
IDACORP, Inc. earnings per diluted share	$2.02	$1.78	$3.95	$3.68

The table below provides a reconciliation of net income attributable to IDACORP for the three and nine months ended September 30, 2020, from the same period in 2019 (items are in millions and are before related income tax impact unless otherwise noted).

	Three months ended		Nine months ended
Net income attributable to IDACORP, Inc. - September 30, 2019		$89.9		$185.7
Increase (decrease) in Idaho Power net income:
Customer growth, net of associated power supply costs and power cost adjustment mechanisms	3.9		10.8
Usage per retail customer, net of associated power supply costs and power cost adjustment mechanisms	0.3		0.3
Idaho fixed cost adjustment (FCA) revenues	(1.6)		(0.1)
Retail revenues per megawatt-hour (MWh), net of associated power supply costs and power cost adjustment mechanisms	(0.2)		(3.2)
Transmission wheeling-related revenues	4.4		(2.0)
Other operations and maintenance (O&M) expenses	4.4		7.3
Other changes in operating revenues and expenses, net	(0.4)		(1.3)
Increase in Idaho Power operating income	10.8		11.8
Non-operating income and expenses	(0.8)		0.7
Income tax expense	2.4		2.8
Total increase in Idaho Power net income		12.4		15.3
Other IDACORP changes (net of tax)		(0.3)		(1.1)
Net income attributable to IDACORP, Inc. - September 30, 2020		$102.0		$199.9

Net Income - Third Quarter 2020
IDACORP's net income increased $12.1 million for the third quarter of 2020 compared with the third quarter of 2019, primarily due to higher net income at Idaho Power. Customer growth increased operating income by $3.9 million in the third quarter of 2020 compared with the third quarter of 2019, as the number of Idaho Power customers grew by approximately 14,700, or 2.6 percent, during the twelve months ended September 30, 2020. Higher sales volumes on a per-customer basis increased operating income by $0.3 million in the third quarter of 2020 compared with the third quarter of 2019, as higher usage per residential and irrigation customer was mostly offset by decreased usage per commercial customer. Residential customers used more energy for cooling due to warmer weather in Idaho Power's service area and residential customers spending more time at home due to the COVID-19 public health crisis, which increased usage per residential customer by 3 percent in the third quarter of 2020 compared with the third quarter of 2019. Also, less precipitation in Idaho Power's service area during the third quarter of 2020 compared with the same quarter in 2019 led to a one percent increase in usage per irrigation customer for those periods. A decrease of 3 percent in usage per commercial customer in the third quarter of 2020 compared with the third quarter of 2019 was largely due to the economic impacts of COVID-19. The increase in sales volumes per residential customer was partially offset by the FCA mechanism (applicable to residential and small general service customers), which decreased revenues in the third quarter of 2020 by $1.6 million as compared with the third quarter of 2019.

During the third quarter of 2020, transmission wheeling-related revenues increased $4.4 million compared with the third quarter of 2019. Warmer weather in the southwest U.S. and California led to higher wholesale energy prices in those areas that increased wholesale energy market activity and wheeling volumes in the third quarter of 2020 compared with the third quarter of 2019. The increase in wheeling volumes was partially offset by an approximate 13 percent decrease in Idaho Power's open access transmission tariff (OATT) rates during the period from October 1, 2019, to September 30, 2020, compared with the rates in effect from October 1, 2018, to September 30, 2019.
Other O&M expenses were $4.4 million lower in the third quarter of 2020 compared with the third quarter of 2019, partially due to Idaho Power's December 2019 exit from unit 1 of its jointly-owned North Valmy coal-fired power plant (North Valmy). Also, other O&M expenses decreased in the third quarter of 2020 compared with the third quarter of 2019 as a result of a decrease in labor-related costs from lower performance-based variable compensation accruals.

The decrease in income tax expense for the third quarter of 2020, compared with the third quarter of 2019, was primarily due to the tax deduction for bond redemption costs incurred in the third quarter of 2020 and other plant-related income tax return adjustments, partially offset by statutory taxes on greater 2020 pre-tax income and lower excess deferred income tax reversal.

Net Income - Year-to-Date 2020
IDACORP's net income increased $14.2 million for the first nine months of 2020 compared with the first nine months of 2019, primarily due to higher net income at Idaho Power. Customer growth increased operating income by $10.8 million in the first nine months of 2020 compared with the first nine months of 2019. Higher sales volumes on a per-customer basis increased operating income by $0.3 million in the first nine months of 2020 compared with the first nine months of 2019, as higher usage per irrigation and residential customer was offset by lower usage per commercial customer largely due to the impacts of the COVID-19 health crisis. Less precipitation in the Idaho Power service area during the first nine months of 2020 compared with the same period in 2019 contributed to a 10 percent increase in usage per irrigation customer. Also, usage per residential customer increased by 1 percent during the first nine months of 2020 compared with the first nine months of 2019. Compared with the same periods in 2019, an increase in usage by residential customer for cooling purposes in the second and third quarters of 2020 due to warmer weather and COVID-19 was partially offset by lower usage from the first quarter of 2020 caused by more moderate weather, which resulted in residential customers using less energy for heating during that period.
The net decrease in retail revenues per MWh decreased operating income by $3.2 million due to Idaho Power’s share of higher net power supply costs in the first nine months of 2020 compared with the first nine months of 2019. The Idaho-jurisdiction PCA mechanism includes a cost or benefit ratio that allocates the deviations in certain net power supply expenses between customers (95 percent) and Idaho Power (5 percent). In the first nine months of 2019, net power supply expenses were reduced by significant wholesale energy sales. Higher wholesale energy prices during the first nine months of 2019 led to greater wholesale energy sales by Idaho Power, of which 95 percent benefited customers and 5 percent benefited Idaho Power under the PCA mechanism and were the primary cause of the variance in net retail revenues per MWh between the comparison periods.

During the first nine months of 2020, transmission wheeling-related revenues decreased $2.0 million compared with the first nine months of 2019, due mostly to Idaho Power's open access transmission tariff rates decreasing approximately 13 percent during the period from October 1, 2019, to September 30, 2020, as compared with the rates in effect from October 1, 2018, to September 30, 2019, and to a lesser extent due to lower transmission loss settlement rates in the first nine months of 2020 compared with the first nine months of 2019. These rate decreases were offset partially by an increase in wheeling volumes mostly from the higher regional wholesale market activity during the third quarter of 2020 noted above.

Other O&M expenses were $7.3 million lower in the first nine months of 2020 compared with the first nine months of 2019, primarily due to the temporary deferral of certain maintenance projects at Idaho Power's jointly-owned thermal generation plants. The timing of these projects is discretionary, and Idaho Power expects these projects to be completed in 2021. Also, other O&M expenses decreased in the first nine months of 2020 compared with the first nine months of 2019 as a result of Idaho Power's December 2019 exit from participation in unit 1 of its North Valmy plant, and lower labor-related costs, as described above. As noted above, in July 2020, the IPUC issued an order granting Idaho Power the authority to defer unanticipated, emergency-related expenses due to the COVID-19 public health crisis, net of any cost savings, for possible recovery through future rates. As of September 30, 2020, Idaho Power had recorded a $0.7 million regulatory asset for its estimate of such costs, including higher bad debt expense, net of estimated savings in vehicle fuel, employee travel, and training. For additional information, see Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report.

The decrease in income tax expense for the nine months ended September 30, 2020, compared with the same period in 2019, was primarily due to the tax deduction for bond redemption costs incurred in the third quarter of 2020 and other plant-related income tax return adjustments, partially offset by statutory taxes on greater 2020 pre-tax income and lower excess deferred income tax reversal.

Overview of General Factors and Trends Affecting Results of Operations and Financial Condition

IDACORP's and Idaho Power's results of operations and financial condition are affected by a number of factors, and the impact of those factors is discussed in more detail below in this MD&A. To provide context for the discussion elsewhere in this report, some of the more notable factors are as follows:

•Regulation of Rates and Cost Recovery: The prices that Idaho Power is authorized to charge for its electric and transmission service is a critical factor in determining IDACORP's and Idaho Power's results of operations and financial condition. Those rates are established by state regulatory commissions and the FERC and are intended to allow Idaho Power an opportunity to recover its expenses and earn a reasonable return on investment. Idaho Power focuses on timely recovery of its costs through filings with its regulators, working to put in place innovative regulatory mechanisms, and on the prudent management of expenses and investments. Idaho Power has a regulatory settlement stipulation in Idaho that includes provisions for the accelerated amortization of certain tax credits to help achieve a minimum 9.4 percent Idaho-jurisdiction return on year-end equity (Idaho ROE). The settlement stipulation also provides for the potential sharing between Idaho Power and its Idaho customers of Idaho-jurisdictional earnings in excess of 10.0 percent of Idaho ROE. The settlement stipulation has no expiration date but the minimum Idaho ROE would revert back to 95 percent of the allowed return on equity in the next rate case. The specific terms of the settlement stipulation are described in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2019 Annual Report. Idaho Power will continue to assess the need to file a general rate case to reset base rates but does not anticipate filing a rate case in the next twelve months.

•Economic Conditions and Loads: Economic conditions impact consumer demand for energy, revenues, collectability of accounts, the volume of wholesale energy sales, and the need to construct and improve infrastructure, purchase power, and implement programs to meet customer load demands. In recent years, Idaho Power has seen growth in the number of customers in its service area. Over the twelve months ended September 30, 2020, Idaho Power's customer count grew by 2.6 percent. Idaho Power expects its number of customers to continue to increase in the foreseeable future. As noted above, Idaho Power's provision of electricity to customers through its power supply, transmission, and distribution operations continues largely uninterrupted despite the COVID-19 crisis, other than lower usage by commercial customers during the first nine months of 2020 compared with the first nine months of 2019.

In June 2019, Idaho Power released its 2019 Integrated Resource Plan (IRP), which was amended in October 2020. The load forecast assumptions Idaho Power used in the 2019 IRP are included in the table below. For comparison purposes, the analogous average annual growth rates used in the prior two IRPs are included.

	5-Year Forecasted Annual Growth Rate		20-Year Forecasted Annual Growth Rate
	Retail Sales (Billed MWh)	Annual Peak (Peak Demand)	Retail Sales (Billed MWh)	Annual Peak (Peak Demand)
2019 IRP	1.3%	1.4%	1.0%	1.2%
2017 IRP	1.1%	1.6%	0.9%	1.4%
2015 IRP	1.5%	1.8%	1.2%	1.5%

•Weather Conditions: Weather and agricultural growing conditions have a significant impact on Idaho Power's energy sales. Relatively low and high temperatures result in greater energy use for heating and cooling, respectively. During the agricultural growing season, which in large part occurs during the second and third quarters, irrigation customers use electricity to operate irrigation pumps, and weather conditions can impact the timing and extent of use of those pumps. Idaho Power also has tiered rates and seasonal rates, which contribute to increased revenues during higher-load periods, most notably during the third quarter of each year when overall customer demand is highest. Much of the adverse or favorable impact of weather on sales of energy to residential and small commercial customers is mitigated through the Idaho FCA mechanism, which is described in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report.

Further, as Idaho Power's hydropower facilities comprise over one-half of Idaho Power's nameplate generation capacity, precipitation levels impact the mix of Idaho Power's generation resources. When hydropower generation is reduced, Idaho Power must rely on more expensive generation sources and purchased power. When favorable hydropower generating conditions exist for Idaho Power, they also may exist for other Pacific Northwest hydropower facility operators, lowering regional wholesale market prices and impacting the revenue Idaho Power receives from wholesale energy sales. Much of the adverse or favorable impact of this volatility is addressed through the Idaho and Oregon power cost adjustment mechanisms. For 2020, Idaho Power expects generation from its hydropower resources to be in the range of 6.5 to 7.0 million MWh, compared with 20-year average annual hydropower generation of 7.3 million MWh.

•Rate Base Growth and Infrastructure Investment: As noted above, the rates established by the IPUC and OPUC are determined with the intent to provide an opportunity for Idaho Power to recover authorized operating expenses and depreciation and earn a reasonable return on “rate base.” Rate base is generally determined by reference to the original cost (net of accumulated depreciation) of utility plant in service and certain other assets, subject to various adjustments for deferred taxes and other items. Over time, rate base is increased by additions to utility plant in service and reduced by depreciation and retirement of utility plant and write-offs as authorized by the IPUC and OPUC. In recent years, Idaho Power has been pursuing significant enhancements to its utility infrastructure in an effort to maintain system reliability, ensure an adequate supply of electricity, and to provide service to new customers, including major ongoing transmission projects such as the Boardman-to-Hemingway and Gateway West projects. Idaho Power's existing hydropower and thermal generation facilities also require continuing upgrades and equipment replacement, and the company is undertaking a significant relicensing effort for the Hells Canyon Complex (HCC), its largest hydropower generation resource. Idaho Power intends to pursue timely inclusion of any significant completed capital projects into rate base as part of a future general rate case or other appropriate regulatory proceeding.

•Mitigation of Impact of Fuel and Purchased Power Expense: In addition to hydropower generation, Idaho Power relies significantly on natural gas and coal to fuel its generation facilities and on power purchases in the wholesale markets. Fuel costs are impacted by electricity sales volumes, the terms and conditions of contracts for fuel, Idaho Power's generation capacity, the availability of hydropower generation resources, transmission capacity, energy market prices, and Idaho Power's hedging program for managing fuel costs. Purchased power costs are impacted by the terms and conditions of contracts for purchased power, the rate of expansion of alternative energy generation sources such as wind or solar energy, and wholesale energy market prices. The Idaho and Oregon power cost adjustment mechanisms mitigate in large part the potential adverse impacts to Idaho Power of fluctuations in power supply costs.

•Regulatory and Environmental Compliance Costs: Idaho Power is subject to extensive federal and state laws, policies, and regulations, as well as regulatory actions and audits by agencies and quasi-governmental agencies, including the FERC, the North American Electric Reliability Corporation, and the Western Electricity Coordinating Council. Compliance with these requirements directly influences Idaho Power's operating environment and affects Idaho Power's operating costs. Recently, energy industry regulators have issued substantial penalties for utilities alleged to have violated reliability and critical infrastructure protection requirements. Moreover, environmental laws and regulations, in particular, may increase the cost of constructing new facilities, may increase the cost of operating generation plants, including Idaho Power's jointly-owned coal-fired generating plants, may require that Idaho Power install additional pollution control devices at existing generating plants, or may require that Idaho Power cease operating certain generation plants. Idaho Power expects to spend significant amounts on environmental compliance and controls in the next decade. Due to economic factors in part associated with the costs of compliance with environmental regulation, Idaho Power has accelerated the retirement dates of two of its jointly-owned coal-fired generating plants, including the plant in Boardman, Oregon, which ceased operations as planned in October 2020.

•Water Management and Relicensing of Hydropower Projects: Because of Idaho Power's reliance on stream flow in the Snake River and its tributaries, Idaho Power participates in numerous proceedings and venues that may affect its water rights, seeking to preserve the long-term availability of its rights for its hydropower projects. Also, Idaho Power is involved in renewing its long-term federal licenses for the HCC, its largest hydropower generation source, and for American Falls, its second largest hydropower generation source. Given the number of parties involved, Idaho Power's relicensing costs have been and are expected to continue to be substantial. Idaho Power cannot currently determine the ultimate terms of, and costs associated with, any resulting long-term licenses.

•Wildfire Mitigation Efforts: In recent years, the Western United States, particularly California, has experienced an increased frequency of destructive wildland fires (wildfires). A variety of factors have contributed in varying degrees to this trend including climate change, increased wildland-urban interfaces, historical land management practices, and overall wildland and forest health. While Idaho Power has not experienced the type of catastrophic wildfires within its service area that have occurred in California, Idaho Power is taking a proactive approach to wildfire threat relative to its service area. Idaho Power has drafted a Wildfire Mitigation Plan (WMP) that outlines actions Idaho Power is taking or is working to implement in the future to reduce wildfire risk and to strengthen the resiliency of its transmission and distribution system to wildfires. Idaho Power's approach to achieve these objectives includes identifying areas subject to elevated risk; system hardening programs, vegetation management, and field personnel practices to mitigate wildfire risk; incorporating current and forecasted weather and field conditions into operational practices; evaluating whether public safety shutoffs are currently a reasonable mitigation approach; and evaluating the performance and effectiveness of the strategies identified in the WMP through metrics and monitoring.

RESULTS OF OPERATIONS

This section of MD&A takes a closer look at the significant factors that affected IDACORP’s and Idaho Power’s earnings during the three and nine months ended September 30, 2020. In this analysis, the results for the three and nine months ended September 30, 2020, are compared with the same period in 2019.

The table below presents Idaho Power’s energy sales and supply (in thousands of MWh) for the three and nine months ended September 30, 2020 and 2019.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Retail energy sales	4,475	4,394	11,388	11,173
Wholesale energy sales	298	148	969	2,050
Bundled energy sales	275	307	547	453
Total energy sales	5,048	4,849	12,904	13,676
Hydropower generation	1,774	1,840	5,655	6,972
Coal generation	1,365	789	2,637	2,342
Natural gas and other generation	794	950	1,520	1,514
Total system generation	3,933	3,579	9,812	10,828
Purchased power	1,444	1,559	3,971	3,815
Line losses	(329)	(289)	(879)	(967)
Total energy supply	5,048	4,849	12,904	13,676

Weather-related information for Boise, Idaho for the three and nine months ended September 30, 2020 and 2019, is presented in the table below. While Boise, Idaho weather conditions are not necessarily representative of weather conditions throughout Idaho Power's service area, the greater Boise area has the majority of Idaho Power's customers and is included for illustrative purposes.

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Normal (2)	2020	2019	Normal (2)
Heating degree-days(1)	32	112	122	2,934	3,132	3,321
Cooling degree-days(1)	879	861	750	1,074	1,020	933
Precipitation (inches)	0.2	0.9	1.2	11.8	13.1	8.1
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

Sales Volume and Generation: Retail sales volumes increased 2 percent in both the third quarter and first nine months of 2020 compared with the same periods of 2019. Less precipitation in the Idaho Power service area during the three and nine months ended September 30, 2020, increased usage by irrigation customers by approximately 1 percent and 10 percent, respectively, compared with the same periods in 2019. During the third quarter of 2020, usage per residential customer was approximately 3 percent higher than the third quarter of 2019, primarily due to residential customers spending more time at home due to the COVID-19 public health crisis combined with warmer weather that caused residential customers to use more energy at home for cooling. Cooling degree-days in Boise, Idaho were 2 percent higher during the three months ended September 30, 2020, compared with the three months ended September 30, 2019, and 17 percent above normal. For the third quarter of 2020, the increases in sales volumes per irrigation and residential customer were only partially offset by decreases of 3 percent and 4 percent in usage per commercial customer for the third quarter and first nine months of 2020, respectively, compared with the same periods of 2019. The decreases in usage per commercial customer during the third quarter and first nine months of 2020 were largely due to the economic impacts of the COVID-19 crisis. Customer growth increased sales volumes during the three and nine months ended September 30, 2020, compared with the same periods in 2019, with the number of Idaho Power's customers growing by 2.6 percent over the prior twelve months.

Total system generation increased 10 percent in the third quarter of 2020 compared with the third quarter of 2019. Hydropower and natural gas generation during the third quarter of 2020 decreased 4 percent and 16 percent, respectively, compared with the third quarter of 2019, due primarily to decreased wholesale energy sales, higher purchased power, and economic-, operations-, and reliability-based decisions to use more coal generation. During the third quarter of 2020, coal generation increased 73 percent compared with the third quarter of 2019. Purchased power decreased 7 percent in the third quarter of 2020 compared with the same period of 2019, due to higher regional wholesale energy market prices. Total system generation decreased 9 percent during the first nine months of 2020 compared with the first nine months of 2019. During the first nine months of 2019, regional wholesale energy prices were elevated due to below-normal temperatures in the northwest region, lack of energy imports due to equipment maintenance, limited production from the federal hydropower system due to freezing temperatures and low water flow, and reduced capacity of Pacific Northwest and Western Canada region natural gas pipelines due to a natural gas pipeline that ruptured in British Columbia, Canada, during the fourth quarter of 2018. The higher regional wholesale energy prices during the first nine months of 2019 led to higher Idaho Power opportunistic wholesale energy sales during that period.

The financial impacts of fluctuations in wholesale energy sales, purchased power, fuel expense, and other power supply-related expenses are addressed in Idaho Power's Idaho and Oregon power cost adjustment mechanisms, which are described later in this MD&A.

Operating Revenues

Retail Revenues: The table below presents Idaho Power’s retail revenues (in thousands) and MWh sales volumes (in thousands) for the three and nine months ended September 30, 2020 and 2019, and the number of customers as of September 30, 2020 and 2019.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Retail revenues:
Residential (includes $4,896, $6,446, $24,740, and $24,988, respectively, related to the FCA)(1)	$143,822	$133,550	$398,180	$388,566
Commercial (includes $330, $330, $1,211, and $1,022, respectively, related to the FCA)(1)	82,279	80,304	219,006	224,382
Industrial	50,154	47,122	136,001	138,222
Irrigation	88,188	82,659	149,711	132,613
Deferred revenue related to HCC relicensing AFUDC(2)	(2,815)	(2,815)	(6,861)	(6,861)
Total retail revenues	$361,628	$340,820	$896,037	$876,922
Volume of retail sales (MWh)
Residential	1,404	1,332	3,979	3,854
Commercial	1,082	1,098	2,980	3,062
Industrial	859	859	2,512	2,541
Irrigation	1,130	1,105	1,917	1,716
Total retail MWh sales	4,475	4,394	11,388	11,173
Number of retail customers at period end
Residential	487,261	474,210
Commercial	74,086	72,647
Industrial	126	127
Irrigation	21,606	21,382
Total customers	583,079	568,366
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

Retail revenues increased $20.8 million during the third quarter of 2020 and increased $19.1 million during first nine months of 2020, compared with the same periods in 2019. The factors affecting retail revenues during the period are discussed below.

•Rates: Customer rates, excluding collections of amounts related to the power cost adjustment mechanism, decreased revenues by approximately $0.1 million and $0.8 million for both the three and nine months ended September 30, 2020, respectively, compared with the same periods in 2019. Customer rates also include the return to customers of amounts related to the power cost adjustment mechanism, which increased revenues by $14.7 million and $1.4 million in the third quarter and first nine months of 2020, respectively, compared with the same periods of 2019. The amount returned to customers in rates under the power cost adjustment mechanism has relatively little effect on operating income as a corresponding amount is recorded as a reduction of expense in the same period it is returned through rates.

•Customers: Customer growth of 2.6 percent during the twelve months ended September 30, 2020, increased retail revenues by $5.2 million and $14.7 million in the third quarter and first nine months of 2020, respectively, compared with the same periods of 2019.
•Usage: Higher usage (on a per customer basis), primarily by residential customers, increased retail revenues by $2.5 million and $3.8 million in the third quarter and first nine months of 2020, respectively, compared with the same periods of 2019. During the third quarter of 2020, usage per residential customer was approximately 3 percent higher than the third quarter of 2019, primarily due to residential customers spending more time at home due to the COVID-19 public health crisis, combined with warmer weather that caused residential customers to use more energy at home for cooling. Cooling degree-days in Boise, Idaho were 2 percent higher during the three months ended September 30, 2020, compared with the three months ended September 30, 2019, and 17 percent above normal. Less precipitation in Idaho Power's service area during the three and nine months ended September 30, 2020, increased usage by irrigation customers by approximately 1 percent and 10 percent, respectively, compared with the same periods in 2019. For the third quarter of 2020, the increases in sales volumes per residential and irrigation customer were only partially offset by decreases of 3 percent usage per commercial customer, compared with the third quarter of 2019. For the first nine months of 2020, the increase in sales volumes per residential and irrigation customer was partially offset by a decrease of 4 percent in usage per commercial customer. The decrease in usage per commercial customer during the third quarter and first nine months of 2020 were largely due to the economic impacts of the COVID-19 crisis.
•Idaho FCA Revenue: The FCA mechanism, applicable to Idaho residential and small commercial customers, adjusts revenue each year to accrue, or defer, the difference between the authorized fixed-cost recovery amount per customer and the actual fixed costs per customer recovered by Idaho Power through volume-based rates during the year. Higher usage (on a per customer basis) by residential and small general service customers during the three and nine months ended September 30, 2020, decreased the amount of FCA accrued by $1.6 million and $0.1 million, respectively, compared with the same period in 2019.

Wholesale Energy Sales: Wholesale energy sales consist primarily of opportunistic sales of surplus system energy and sales into the energy imbalance market implemented in the western United States (Western EIM), and do not include derivative transactions. The table below presents Idaho Power’s wholesale energy sales for the three and nine months ended September 30, 2020 and 2019 (in thousands, except for per MWh amounts).

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Wholesale energy revenues	$12,178	$5,321	$22,952	$68,693
Wholesale MWh sold	298	148	969	2,050
Average wholesale energy revenues per MWh	$40.87	$35.95	$23.69	$33.51

In the third quarter of 2020, wholesale energy revenues increased $6.9 million compared with the same period of 2019, as wholesale energy sales volumes increased 101 percent. The average wholesale energy revenues per MWh for the third quarter of 2020 were 14 percent higher compared with the same period in 2019. The higher prices and sales volumes in the third quarter of 2020 were partially due to a heat wave in the Southwest U.S. and California that contributed to significant higher prices and demand for energy in that region.

In the first nine months of 2020, wholesale energy revenues decreased $45.7 million compared with the same period of 2019, as wholesale energy sales volumes decreased 53 percent in the first nine months of 2020 compared with the same period of 2019. The average wholesale energy revenues per MWh for the first nine months of 2020 were 29 percent lower compared with the same period in 2019. The higher prices and sales volumes in the first nine months of 2019 were due to below-normal temperatures in the Northwest U.S., lack of energy imports due to equipment maintenance, limited production from the federal hydropower system due to freezing temperatures and low water flow, and reduced capacity of Northwest U.S. and Western Canada region natural gas pipelines due to a natural gas pipeline rupture in British Columbia, Canada during the fourth quarter of 2018. The higher regional wholesale energy prices during the first nine months of 2019 led to higher Idaho Power opportunity wholesale energy sales volumes.

Transmission Wheeling-Related Revenues: Transmission wheeling-related revenues increased $4.4 million, or 35 percent, during the third quarter of 2020 compared with the third quarter of 2019. Warmer weather in the Southwest U.S. and California led to higher wholesale energy prices in those areas which increased wholesale energy market activity and wheeling volumes in the third quarter of 2020 compared with the third quarter of 2019. The increase in wheeling volumes was partially offset by an approximate 13 percent decrease in Idaho Power's OATT rates during the period from October 1, 2019, to September 30, 2020, compared with the rates in effect from October 1, 2018, to September 30, 2019.

Transmission wheeling-related revenues decreased $2.0 million, or 5 percent, during first nine months of 2020 compared with the first nine months of 2019, primarily due to Idaho Power's OATT rates decreasing approximately 13 percent during the period from October 1, 2019, to September 30, 2020, compared with the rates in effect from October 1, 2018, to September 30, 2019, and to a lesser extent due to lower transmission loss settlement rates in the first nine months of 2020 compared with the first nine months of 2019. These rate decreases were offset partially by an increase in wheeling volumes, mostly from the higher regional wholesale market activity during the third quarter of 2020 noted above. Idaho Power's most recent transmission rate went into effect on October 1, 2020, reflecting approximately a 10 percent increase for the period from October 1, 2020, to September 30, 2021, as described below in "Regulatory Matters" in this MD&A.

Energy Efficiency Program Revenues: In both Idaho and Oregon, energy efficiency riders fund energy efficiency program expenditures. Expenditures funded through the riders are reported as an operating expense with an equal amount recorded in revenues, resulting in no net impact on earnings. The cumulative variance between expenditures and amounts collected through the rider is recorded as a regulatory asset or liability. A liability balance indicates that Idaho Power has collected more than it has spent and an asset balance indicates that Idaho Power has spent more than it has collected. At September 30, 2020, Idaho Power's energy efficiency rider balances were a $8.5 million regulatory asset in the Idaho jurisdiction and a $1.0 million regulatory asset in the Oregon jurisdiction.

Operating Expenses

Purchased Power: The table below presents Idaho Power’s purchased power expenses and volumes for the three and nine months ended September 30, 2020 and 2019 (in thousands, except for per MWh amounts).

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Expense
PURPA contracts	$59,314	$56,848	$148,990	$143,837
Other purchased power (including wheeling)	44,799	36,770	78,098	70,675
Total purchased power expense	$104,113	$93,618	$227,088	$214,512
MWh purchased
PURPA contracts	848	825	2,469	2,385
Other purchased power	596	734	1,502	1,430
Total MWh purchased	1,444	1,559	3,971	3,815
Average cost per MWh from PURPA contracts	$69.95	$68.91	$60.34	$60.31
Average cost per MWh from other sources	$75.17	$50.10	$52.00	$49.42
Weighted average - all sources	$72.10	$60.05	$57.19	$56.23

Purchased power expense increased $10.5 million, or 11 percent, and $12.6 million, or 6 percent during the third quarter and first nine months of 2020 compared with the same periods of 2019. Higher regional wholesale energy market prices led to higher purchased power expense as well as higher generation of projects under PURPA contracts during the third quarter and first nine months of 2020 compared with the same periods of 2019.

Fuel Expense: The table below presents Idaho Power’s fuel expenses and thermal generation for the three and nine months ended September 30, 2020 and 2019 (in thousands, except for per MWh amounts).

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Expense
Coal	$43,126	$27,309	$86,314	$82,620
Natural gas	16,619	19,572	34,860	36,957
Total fuel expense	$59,745	$46,881	$121,174	$119,577
MWh generated
Coal	1,365	788	2,637	2,342
Natural gas	794	950	1,521	1,514
Total MWh generated	2,159	1,738	4,158	3,856
Average cost per MWh - Coal	$31.59	$34.66	$32.73	$35.28
Average cost per MWh - Natural gas	$20.93	$20.60	$22.92	$24.41
Weighted average, all sources	$27.67	$26.97	$29.14	$31.01

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

Fuel expense increased $12.9 million, or 27 percent, and $1.6 million, or 1 percent, during the third quarter and in the first nine months of 2020 compared with the same periods of 2019. The increase in fuel expense in both periods of 2020 compared with the same periods of 2019 was primarily due to economic-, operations-, and reliability-based decisions to utilize more coal generation. Included in fuel expense are losses and gains on settled financial gas hedges entered into in accordance with Idaho Power's energy, risk management policies. In the first nine months of 2020 losses on financial gas hedges of $4.0 million increased natural gas fuel expense, while in the first nine months of 2019, gains on financial gas hedges of $11.6 million reduced natural gas expense. Most of these realized hedging gains and losses are passed on to customers through the power cost adjustment mechanisms described below.

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

The table that follows presents the components of the Idaho and Oregon power cost adjustment mechanisms for the three and nine months ended September 30, 2020 and 2019 (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Power supply cost accrual	$3,290	$2,844	$26,237	$58,596
Amortization of prior year authorized balances	(12,823)	(19,256)	(40,697)	(32,661)
Total power cost adjustment expense	$(9,533)	$(16,412)	$(14,460)	$25,935

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

Other O&M Expenses: Other O&M expenses decreased $4.4 million, or 5 percent, in the third quarter of 2020 compared with the third quarter of 2019, partially due to Idaho Power's December 2019 exit from unit 1 of its North Valmy plant. Also, other O&M expenses decreased in the third quarter of 2020 compared with the third quarter of 2019 as a result of a decrease in labor-related costs from lower performance-based variable compensation accruals.

Other O&M expenses decreased $7.3 million, or 3 percent, during the first nine months of 2020 compared with the same period of 2019, primarily due to the temporary deferral of certain maintenance projects at Idaho Power's jointly-owned thermal generation plants. The timing of these projects is discretionary and Idaho Power expects these projects to be completed in 2021. Also, other O&M expenses decreased in the first nine months of 2020 compared with the first nine months of 2019 as a result of Idaho Power's December 2019 exit from participation in unit 1 of its North Valmy plant, and lower labor-related costs, as described above.

Income Taxes

IDACORP's income tax expense decreased $2.8 million and $3.3 million for the three and nine months ended September 30, 2020, respectively, when compared with the same periods in 2019. The decreases in income tax expense were primarily due to the tax deduction for bond redemption costs incurred in the third quarter of 2020 and other plant-related income tax return adjustments, partially offset by statutory taxes on greater 2020 pre-tax income and lower excess deferred income tax reversal. For information relating to IDACORP's and Idaho Power's computation of income tax expense effective income tax rates, see Note 2 - "Income Taxes" to the condensed consolidated financial statements included in this report.

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

Idaho Power funds its liquidity needs for capital expenditures through cash flows from operations, debt offerings, commercial paper markets, credit facilities, and capital contributions from IDACORP. Idaho Power periodically files for rate adjustments for recovery of operating costs and capital investments to provide the opportunity to align Idaho Power's earned returns with those allowed by regulators. Idaho Power uses operating and capital budgets to control operating costs and capital expenditures. During the first nine months of 2020, Idaho Power continued its efforts to optimize operations, control costs, and generate operating cash inflows to meet operating expenditures, contribute to capital expenditure requirements, and pay dividends to shareholders.

As of October 23, 2020, IDACORP's and Idaho Power's access to debt, equity, and credit arrangements included:

•their respective $100 million and $300 million revolving credit facilities;
•IDACORP's shelf registration statement filed with the U.S. Securities and Exchange Commission (SEC) on May 17, 2019, which may be used for the issuance of debt securities and common stock;
•Idaho Power's shelf registration statement filed with the SEC on May 17, 2019, which may be used for the issuance of first mortgage bonds and debt securities; $190 million remains available for issuance pursuant to state regulatory authority; and
•IDACORP's and Idaho Power's commercial paper, which may be issued up to an amount equal to the available credit capacity under their respective credit facilities.

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

In June 2020, Idaho Power issued $80 million in principal amount of 1.90 percent first mortgage bonds, secured medium term notes, Series L, maturing July 15, 2030. In July 2020, Idaho Power redeemed, prior to maturity, $75 million in principal amount of 2.95 percent first mortgage bonds, medium-term notes, Series H due in April 2022. In accordance with the redemption provisions of the notes, the redemption included Idaho Power's payment of a make-whole premium to the holders of the redeemed notes in the aggregate amount of $3.3 million.

In August 2020, Idaho Power redeemed $100 million in principal amount of 3.40 percent first mortgage bonds due in November 2020.

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

IDACORP and Idaho Power seek to maintain capital structures of approximately 50 percent debt and 50 percent equity, and maintaining this ratio influences IDACORP's and Idaho Power's debt and equity issuance decisions. As of September 30, 2020, IDACORP's and Idaho Power's capital structures, as calculated for purposes of applicable debt covenants, were as follows:

	IDACORP	Idaho Power
Debt	44%	46%
Equity	56%	54%

IDACORP and Idaho Power generally maintain their cash and cash equivalents in highly liquid investments, such as U.S. Treasury Bills, money market funds, and bank deposits.

Operating Cash Flows

IDACORP’s and Idaho Power’s operating cash inflows for the nine months ended September 30, 2020, were $284 million and $285 million, respectively, a decrease of $3 million for IDACORP and an increase of $20 million for Idaho Power, compared with the same period in 2019. With the exception of cash flows related to income taxes, IDACORP's operating cash flows are principally derived from the operating cash flow of Idaho Power. Significant items that affected the comparability of the companies' operating cash flows in the first nine months of 2020 compared with the same period in 2019 were as follows:

•increased net income;

•changes in regulatory assets and liabilities, mostly related to the relative amounts of costs deferred and collected under the Idaho PCA mechanism, decreased operating cash flows by $34 million;
•Idaho Power received $7 million in 2020 and $18 million in 2019 of distributions from IERCo's investment in BCC; changes in distributions from year to year are primarily driven by changes in the timing of cash needs associated with BCC; and
•changes in working capital balances due primarily to timing, including fluctuations in accounts payable and other current liabilities, as follows:
◦timing of accounts payable payments increased operating cash flows by $12 million for IDACORP and $34 million for Idaho Power, of which $23 million of the difference between IDACORP and Idaho Power related to intercompany estimated tax payments; and
◦the changes in other current liabilities, which includes non-incentive compensation, customer deposits, accrued interest, and other miscellaneous liabilities, increased operating cash flows by $9 million for IDACORP and Idaho Power.

Investing Cash Flows

Investing activities consist primarily of capital expenditures related to new construction and improvements to Idaho Power’s generation, transmission, and distribution facilities. IDACORP’s and Idaho Power’s net investing cash outflows for the nine months ended September 30, 2020, were $242 million and $206 million, respectively. Investing cash outflows for 2020 and 2019 were primarily for construction of utility infrastructure needed to address Idaho Power’s aging plant and equipment, customer growth, and environmental and regulatory compliance requirements. During the nine months ended September 30, 2020, IDACORP's investing cash outflows also included $25 million of purchases of short-term investments and $12 million of investments in affordable housing, which provide a return principally by reducing federal and state income taxes through tax credits and accelerated tax depreciation benefits.

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

IDACORP's and Idaho Power's net financing cash inflows for the nine months ended September 30, 2020, were $53 million and $58 million, respectively. The following are significant items and transactions that affected financing cash flows in 2020:
•in April 2020, Idaho Power issued $230 million in principal amount of its 4.20 percent first mortgage bonds, secured medium term notes, Series K, maturing March 1, 2048. The bonds were issued at a reoffer yield of 3.422 percent, which resulted in a net premium of 13.0 percent and net proceeds to Idaho Power of $260 million;
•in June 2020, Idaho Power issued $80 million in principal amount of its 1.90 percent first mortgage bonds, secured medium term notes, Series L, maturing July 15, 2030;
•in July 2020, Idaho Power redeemed, prior to maturity, $75 million in principal amount of 2.95 percent first mortgage bonds, medium-term notes, Series H due in April 2022. In accordance with the redemption provisions of the notes, the redemption included Idaho Power's payment of a make-whole premium to the holders of the redeemed notes in the aggregate amount of $3 million;
•in August 2020, Idaho Power redeemed $100 million in principal amount of 3.40 percent first mortgage bonds due in November 2020; and
•IDACORP and Idaho Power paid dividends of approximately $102 million.

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

In June 2020, Idaho Power entered into a selling agency agreement with six banks named in the agreement in connection with the potential issuance and sale from time to time of up to $500 million aggregate principal amount of first mortgage bonds, secured medium term notes, Series L (Series L Notes), under Idaho Power’s Indenture of Mortgage and Deed of Trust, dated as of October 1, 1937, as amended and supplemented (Indenture). Also in June 2020, Idaho Power entered into the Forty-ninth Supplemental Indenture, dated effective as of June 5, 2020, to the Indenture (Forty-ninth
Supplemental Indenture). The Forty-ninth Supplemental Indenture provides for, among other items the issuance of up to
$500 million in aggregate principal amount of Series L Notes pursuant to the Indenture.

The Indenture limits the amount of first mortgage bonds at any one time outstanding to $2.5 billion, and as a result, the maximum amount of additional first mortgage bonds Idaho Power could issue as of September 30, 2020, was limited to approximately $534 million. Separately, the Indenture also limits the amount of additional first mortgage bonds that Idaho Power may issue to the sum of (a) the principal amount of retired first mortgage bonds and (b) 60 percent of total unfunded property additions, as defined in the Indenture. As of September 30, 2020, Idaho Power could issue approximately $1.8 billion of additional first mortgage bonds based on retired first mortgage bonds and total unfunded property additions.

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

Each facility contains a covenant requiring each company to maintain a leverage ratio of consolidated indebtedness to consolidated total capitalization equal to or less than 65 percent as of the end of each fiscal quarter. In determining the leverage ratio, "consolidated indebtedness" broadly includes all indebtedness of the respective borrower and its subsidiaries, including, in some instances, indebtedness evidenced by certain hybrid securities (as defined in the credit agreement). "Consolidated total capitalization" is calculated as the sum of all consolidated indebtedness, consolidated stockholders' equity of the borrower and its subsidiaries, and the aggregate value of outstanding hybrid securities. At September 30, 2020, the leverage ratios for IDACORP and Idaho Power were 44 percent and 46 percent, respectively. IDACORP's and Idaho Power's ability to utilize the credit facilities is conditioned upon their continued compliance with the leverage ratio covenants included in the credit facilities. There are additional covenants, subject to exceptions, that prohibit certain mergers, acquisitions, and investments, restrict the creation of certain liens, and prohibit entering into any agreements restricting dividend payments from any material subsidiary.

At September 30, 2020, IDACORP and Idaho Power believed they were in compliance with all facility covenants. Further, IDACORP and Idaho Power do not anticipate they will be in violation or breach of their respective debt covenants during 2020.

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

Available Short-Term Borrowing Liquidity

The table below outlines available short-term borrowing liquidity as of the dates specified (in thousands).

	September 30, 2020		December 31, 2019
	IDACORP(2)	Idaho Power	IDACORP(2)	Idaho Power
Revolving credit facility	$100,000	$300,000	$100,000	$300,000
Commercial paper outstanding	—	—	—	—
Identified for other use(1)	—	(24,245)	—	(24,245)
Net balance available	$100,000	$275,755	$100,000	$275,755
(1) Port of Morrow and American Falls bonds that Idaho Power could be required to purchase prior to maturity under the optional or mandatory purchase provisions of the bonds, if the remarketing agent for the bonds is unable to sell the bonds to third parties.
(2) Holding company only.

At October 23, 2020, IDACORP had no loans outstanding under its credit facilities and had no commercial paper outstanding. Idaho Power had no loans outstanding under its credit facilities and no commercial paper outstanding. During the three and nine months ended September 30, 2020, IDACORP and Idaho Power borrowed no short-term commercial paper.

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

Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties. As of September 30, 2020, Idaho Power had posted no cash performance assurance collateral related to these contracts. Should Idaho Power experience a reduction in its credit rating on its unsecured debt to below investment grade, Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral, and counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions. Based upon Idaho Power’s current energy and fuel portfolio and market conditions as of September 30, 2020, the amount of additional collateral that could be requested upon a downgrade to below investment grade is approximately $12.9 million. To minimize capital requirements, Idaho Power actively monitors its portfolio exposure and the potential exposure to additional requests for performance assurance collateral through sensitivity analysis.

Capital Requirements

Idaho Power's construction expenditures, excluding AFUDC, were $205 million during the nine months ended September 30, 2020. The cash expenditure amount excludes net costs of removing assets from service. The table below presents Idaho Power's estimated accrual-basis additions to electric plant for 2020 (including amounts incurred to-date) through 2024 (in millions of dollars). The amounts in the table exclude AFUDC but include net costs of removing assets from service that Idaho Power expects would be eligible to include in rate base in future rate case proceedings. However, given the uncertainty associated with the timing of infrastructure projects and associated expenditures, actual expenditures and their timing could deviate substantially from those set forth in the table.

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

Approximately $111 million, including AFUDC, has been expended on the Boardman-to-Hemingway project through September 30, 2020. Pursuant to the terms of the joint funding arrangements, Idaho Power has received $75 million in reimbursement as of September 30, 2020, from project co-participants for their share of costs. As of the date of this report, no material co-participant reimbursements are outstanding. Joint permitting participants are obligated to reimburse Idaho Power for their share of any future project permitting expenditures or agreed upon early construction expenditures incurred by Idaho Power under the terms of the joint funding agreement.

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

In the separate Oregon state permitting process, the Oregon Department of Energy (ODOE) issued a Proposed Order in July 2020, that recommends approval of the project to the state's Energy Facility Siting Council (EFSC). Idaho Power currently expects the EFSC to issue a final order and site certificate in the second half of 2021. Given the status of ongoing permitting activities and the construction period, Idaho Power expects the in-service date for the transmission line will be no earlier than 2026.

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

Gateway West Transmission Line: Idaho Power and PacifiCorp are pursuing the joint development of the Gateway West project, a high-voltage transmission lines project between a substation located near Douglas, Wyoming, and the Hemingway substation located near Boise, Idaho. In January 2012, Idaho Power and PacifiCorp entered a joint funding agreement for permitting of the project. Idaho Power has expended approximately $44 million, including Idaho Power's AFUDC, for its share of the permitting phase of the project through September 30, 2020. As of the date of this report, Idaho Power estimates the total cost for its share of the project (including both permitting and construction) to be between $250 million and $450 million, including AFUDC. Idaho Power and PacifiCorp continue to coordinate the timing of next steps to best meet customer and system needs.

Defined Benefit Pension Plan Contributions

Idaho Power contributed $40 million to its defined benefit pension plan during the first nine months of 2020. Idaho Power has no further minimum required contributions to be made to its defined benefit pension plan during 2020 and does not expect to make any additional contributions. Idaho Power's contributions are made in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions and to mitigate the cost of being in an underfunded position. The primary impact of pension contributions is on the timing of cash flows, as the timing of cost recovery lags behind contributions.

Contractual Obligations

During the nine months ended September 30, 2020, IDACORP's and Idaho Power's contractual obligations, outside the ordinary course of business, did not change materially from the amounts disclosed in the 2019 Annual Report, except that Idaho Power entered into one new contract with a hydropower PURPA-qualifying facility and ten new replacement contracts for expiring power purchase agreements with hydropower and cogeneration PURPA-qualifying facilities, which increased Idaho Power's contractual purchase obligations by approximately $28 million over the 20-year terms of the contracts.

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

Notable Retail Rate Changes and Pending Rate Changes During 2020

During 2020, Idaho Power filed rate change applications and received orders in notable regulatory matters summarized in the table below.

Description	Status	Estimated Annual Rate Impact(1)	Notes
Power Cost Adjustment Mechanism - Idaho	New PCA rate became effective June 1, 2020	$58.7 million PCA increase for the period from June 1, 2020, to May 31, 2021	The potential revenue impact of rate increases and decreases associated with the Idaho PCA mechanism is largely offset by associated increases and decreases in actual power supply costs and amortization of deferred power supply costs. The increase reflects the return to a more normal level of power supply costs as wholesale market prices have come down from unusually high levels reflected in last year's PCA.
Fixed Cost Adjustment Mechanism - Idaho	New FCA rate became effective June 1, 2020	$0.7 million FCA increase for the period from June 1, 2020, to May 31, 2021	The FCA is designed to remove a portion of Idaho Power’s financial disincentive to invest in energy efficiency programs by partially separating (or decoupling) the recovery of fixed costs from the volumetric kilowatt-hour charge and instead linking it to a set amount per customer.
Boardman Power Plant (Boardman) Investment Expenditures - Idaho	Filed August 21, 2020; Pending	$3.9 million decrease	In August 2020, Idaho Power filed an application with the IPUC requesting an order to find that Idaho Power prudently incurred all actual Boardman investments made through June 30, 2020, and to decrease customer rates $3.9 million to reflect full depreciation of all Boardman investments, effective January 1, 2021, an overall decrease of 0.33%.
Boardman Power Plant (Boardman) Investment Expenditures - Oregon	Approved; Effective November 1, 2020	$0.3 million decrease	In October 2020, the OPUC approved Idaho Power's application requesting a decrease in customer rates by $0.3 million, effective November 1, 2020, to reflect that operations at Boardman ceased in October 2020, an overall decrease of 0.52%.
Langley Gulch Power Plant Revenue Requirement-Oregon	Approved; Effective November 1, 2020	$0.4 million annual increase	In October 2020, the OPUC approved Idaho Power's application requesting an annual increase in customer rates by $0.4 million, effective November 1, 2020, to reflect the revenue requirement variance related to the Langley Gulch Power Plant, an overall increase of 0.69%.
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

Based on its estimate of full-year 2020 Idaho ROE, in both the third quarter and first nine months of 2020, Idaho Power recorded no additional ADITC amortization or provision against current revenues for sharing of earnings with customers for 2020 under the May 2018 Idaho Tax Reform Settlement Stipulation. Accordingly, at September 30, 2020, the full $45 million of additional ADITC remained available for future use. Idaho Power also recorded no additional ADITC amortization or provision against revenues for sharing of earnings with customers during the third quarter and first nine months of 2019, based on its then-current estimate of full-year 2019 Idaho ROE.

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

The table that follows summarizes the change in deferred (accrued) net power supply costs during the nine months ended September 30, 2020 (in millions).

	Idaho	Oregon	Total
Deferred (accrued) net power supply costs at December 31, 2019	$(48.2)	$(0.3)	$(48.5)
Current period net power supply costs deferred (accrued)	(26.2)	—	(26.2)
Prior amounts refunded through rates	42.7	0.1	42.8
SO2 allowance and renewable energy certificate sales	(3.4)	(0.1)	(3.5)
Interest and other	1.8	—	1.8
Deferred (accrued) net power supply costs at September 30, 2020	$(33.3)	$(0.3)	$(33.6)

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

Deferred Costs for COVID-19 Public Health Crisis

Idaho Power has incurred, and expects to continue to incur, costs associated with its response to the COVID-19 public health crisis, including information technology expenditures for remote work, higher than average levels of bad debt expense related to uncollectible accounts associated in part with its temporary suspension of disconnects and late payment fees. Accordingly, in March and April 2020, Idaho Power submitted applications to the OPUC and IPUC, respectively, requesting authorization to defer incremental costs associated with its response to the COVID-19 public health crisis. Idaho Power requested authorization to establish a new regulatory asset to record the deferral of incremental costs and, in the Idaho jurisdiction, unrecovered costs associated with the COVID-19 response. Both applications requested only the authority to defer these costs and to determine ratemaking treatment at a later date. Subsequent to Idaho Power's application, the IPUC opened a general docket to address the issue. In July 2020, the IPUC issued an order authorizing Idaho Power and other utilities to account for unanticipated, emergency-related expenses incurred due to the COVID-19 public health crisis by recording the expenses as regulatory assets for possible recovery through future rates. The order also requires utilities to account for the decreases in expenses resulting from the COVID-19 public health crisis, such as reduced employee travel and training, and apply these reductions in expenses to offset the deferral account balance. Additionally, the order addressed potential reductions in revenue due to the COVID-19 public health crisis, allowing utilities to track reduced revenues from customer classes not included in an FCA-type mechanism for possible movement to the regulatory asset account at a later date. Idaho Power resumed assessing late fees and disconnections in early August 2020 in its Idaho service area. As of September 30, 2020, Idaho Power had recorded a $0.7 million regulatory asset for its estimate of unanticipated, emergency-related expenses, net of estimated savings. On October 20, 2020, the OPUC issued an order authorizing Idaho Power to defer certain COVID-19-related costs for the 12-month period beginning March 24, 2020.

Alternative AFUDC Calculation Formula

In June 2020, the FERC issued an order allowing jurisdictional utilities the option to apply an alternative AFUDC calculation formula for March 2020 through February 2021 to reflect conditions that arose as a result of responses to the COVID-19 pandemic. The optional alternative AFUDC calculation recomputes AFUDC each month by substituting average short-term debt outstanding in 2019 for the actual amounts in March 2020 through February 2021. The order does not propose any other changes to the formula. As of the date of this report, Idaho Power does not believe its AFUDC rate would be affected by the alternative calculation formula, and thus far, has not elected to apply the option.

Open Access Transmission Tariff

Idaho Power uses a formula rate for transmission service provided under its OATT, which allows transmission rates to be updated annually based primarily on financial and operational data Idaho Power files with the FERC. In September 2020, Idaho Power filed its 2020 final transmission rate with the FERC, reflecting a transmission rate of $29.95 per "kW-year," effective for the period from October 1, 2020, to September 30, 2021. A "kW-year" is a unit of electrical capacity equivalent to 1 kilowatt of power used for 8,760 hours. Idaho Power's final rate was based on a net annual transmission revenue requirement of $117.7 million. The OATT rate in effect from October 1, 2019, to September 30, 2020, was $27.32 per kW-year based on a net annual transmission revenue requirement of $107.0 million. The increase in the OATT rate is largely attributable to decreased short-term firm and non-firm transmission revenues in 2019, which serve as an offset to the transmission revenue requirement.

2019 Integrated Resource Plan

Idaho Power filed its most recent IRP with the IPUC and OPUC in June 2019 and filed an amended 2019 IRP with additional information and modeling results in January 2020, as described in Part 1, Item 1 - "Resource Planning and Renewable Energy Projects" in the 2019 Annual Report. Subsequent to the January 2020 filing, Idaho Power noted further complications with its modeling approach. In July 2020, the OPUC granted Idaho Power's motion to suspend the procedural schedule for the Oregon 2019 IRP case, and the IPUC issued an order vacating the comment deadline previously established in the Idaho 2019 IRP case. In October 2020, Idaho Power filed its Second Amended 2019 IRP with the IPUC and OPUC after completing its review of certain inputs to the model the company uses for the IRP, such as operational constraints and financial assumptions, and the modeling system’s logic. As a result of Idaho Power's review of the IRP, it made only one change to its near-term IRP action plan to potentially end its participation in unit 2 of its North Valmy plant as early as 2022, as opposed to 2025. However, as noted in the 2019 IRP, there is considerable uncertainty surrounding the resource sufficiency estimates and project completion dates, including uncertainty around the timing and extent of third-party development of renewable resources, fuel commodity prices, the actual completion date of the Boardman-to-Hemingway transmission project, and the economics and logistics of plant retirements. Over time, these uncertainties, as well as others, will likely result in changes to the desirability of the preferred portfolio and adjustments to the timing and nature of anticipated and actual actions. As of the date of this report, the proceedings relating to the Second Amended 2019 IRP are pending at the IPUC and OPUC.

Renewable and Other Energy Contracts

Idaho Power has contracts for the purchase of electricity produced by third-party owned generation facilities, most of which produce energy with the use of renewable generation sources such as wind, solar, biomass, small hydropower, and geothermal. The majority of these contracts are entered into as mandatory purchases under PURPA. As of September 30, 2020, Idaho Power had contracts to purchase energy from 131 on-line PURPA projects. An additional three contracts are with on-line non-PURPA projects, including the Elkhorn Valley wind project with a 101-MW nameplate capacity.

The following table sets forth, as of September 30, 2020, the resource type and nameplate capacity of Idaho Power's signed agreements for power purchases from PURPA and non-PURPA generating facilities. These agreements have original contract terms ranging from one to 35 years.

Resource Type	On-line megawatts (MW)	Under Contract but not yet On-line (MW)	Total Projects under Contract (MW)
PURPA:
Wind	627	—	627
Solar	316	3	319
Hydropower	147	3	150
Other	52	—	52
Total	1,142	6	1,148
Non-PURPA:
Wind	101	—	101
Geothermal	35	—	35
Solar	—	120	120
Total	136	120	256

The projects not yet on-line include two PURPA-qualifying facility hydropower projects that are scheduled to be on-line in 2021 and one PURPA-qualifying facility solar project scheduled to be on-line in 2022. The non-PURPA solar project is scheduled to be on-line in 2022.

In July 2020, the FERC issued Order No. 872 that could affect how states determine PURPA project avoided cost rates for purchases of power generated from qualifying facilities (QF), which facilities are eligible for QF status, whether and when certain QFs can enter into purchase agreements with utilities, and how parties can contest the eligibility of a generation facility seeking QF status. As of the date of this report, Idaho Power is unable to determine the impact of these potential changes on the company's future obligations for new PURPA power purchase contracts. Further action by the state public utility commissions is required to implement many of the changes. While the ultimate impact of implementation of those changes is yet to be determined, taken as a whole, Idaho Power believes that the changes could reduce the number of future PURPA generation projects or the amount paid to the projects for power. Substantially all PURPA power purchase costs are recovered through base rates and Idaho Power's power cost adjustment mechanisms.

Customer-Owned Generation Filings

Customer-owned generation allows customers to install solar panels or other on-site energy-generating resources and connect them to Idaho Power’s grid. If a customer requires more energy than its system generates, it utilizes energy supplied by Idaho Power’s grid. If its system generates more energy than the customer uses, the energy goes back to the grid and Idaho Power applies a corresponding kWh credit to the customer’s bill. In May 2018, the IPUC issued an order authorizing the creation of two new customer classes for residential and small commercial customers who install their own on-site generation, with no change to pricing or compensation. Since October 2018, Idaho Power has initiated cases with the IPUC related to studying the costs and benefits of customer-owned generation on Idaho Power’s system, and exploring whether, and to what extent, there should be modifications to the customer-owned generation pricing structure for residential and small general service customers, and large commercial, industrial, and irrigation customers. The IPUC issued orders in one of the residential and small commercial cases during December 2019 and February 2020 directing Idaho Power to (1) complete additional studies related to the costs and benefits of customer generation before changes to the compensation structure are implemented, and (2) continue to allow customers with on-site generation prior to December 20, 2019, to be subject to the billing terms in place on that date until December 20, 2045. In June 2020, Idaho Power filed an application with the IPUC seeking authority to remove the existing two-meter requirement for new large commercial, industrial, and irrigation (CI&I) customers with on-site generation and to establish a ten-year grandfathering term for existing CI&I customers with on-site generation. In July 2020, Idaho Power filed an application with the IPUC seeking to establish a smart inverter requirement for all customers with on-site generation. As of the date of this report, Idaho Power does not expect the pending cases relating to customer-owned generation matters to materially affect its financial condition or results of operations.

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

In July 2020, Idaho Power submitted to the FERC its supplement to the final license application that incorporated the settlement agreement reached between Idaho and Oregon on the CWA Section 401 certifications, and provided feedback on proposed modification of the 2007 final environmental impact statement for the HCC. The July 2020 filing also contained an updated cost analysis of the HCC and a request for the FERC to issue a 50-year license and initiate a supplemental National Environmental Policy Act (NEPA) process at the FERC. Idaho Power prepared draft biological assessments in consultation with the U.S. Fish and Wildlife Service (USFWS) and the National Marine Fisheries Service (NMFS) and filed those with the FERC in October 2020. The draft biological assessments provide the necessary information to the USFWS and the NMFS to issue their biological opinion as required under the Endangered Species Act (ESA). Once the biological assessments are finalized, Idaho Power expects the FERC to initiate formal ESA consultation with the USFWS and the NMFS. Idaho Power continues to expect the FERC to issue a license for the HCC no earlier than 2022.

Costs for the relicensing of Idaho Power's hydropower projects are recorded in construction work in progress until new multi-year licenses are issued by the FERC, at which time the charges are transferred to electric plant in service. Idaho Power expects to seek timely recovery of relicensing costs and costs related to a new long-term license through the ratemaking process. Relicensing costs of $346 million (including AFUDC) for the HCC were included in construction work in progress at September 30, 2020. As of the date of this report, the IPUC authorizes Idaho Power to include in its Idaho jurisdiction rates $8.8 million of AFUDC annually relating to the HCC relicensing project. Collecting these amounts currently will reduce future collections when HCC relicensing costs are approved for recovery in base rates. As of September 30, 2020, Idaho Power's regulatory liability for collection of AFUDC relating to the HCC was approximately $165 million.

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

Compliance with current and future environmental laws and regulations may:

•increase the operating costs of generating plants;
•increase the construction costs and lead time for new facilities;
•require the modification of existing generation plants, which could result in additional costs;
•require the curtailment or shut-down of existing generating plants; or
•reduce the output from current generating facilities.

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

Gateway West Transmission Project and Other Infrastructure - Slickspot Peppergrass Designation: In August 2016, the USFWS re-instated the threatened species status of slickspot peppergrass under the ESA. In July 2020, the USFWS published a revised proposed rule designating critical habitat for the species, most of which are located on federal land. Idaho Power expects the listing of the slickspot peppergrass and its existence within or near the proposed route for the Gateway West transmission line project and other transmission and distribution lines to increase the cost and timing of permitting and construction of the projects, as it requires an ESA Section 7 consultation and potential mitigation. As of the date of this report, Idaho Power is uncertain whether such increases will be significant.

Lower Snake River Hydroelectric Projects: In May 2016, the United States District Court for the District of Oregon issued an opinion finding that in the context of hydropower facilities owned and operated by the U.S. Army Corps of Engineers (USACE) and located on the lower Snake River, National Oceanic and Atmospheric Administration's National Marine Fisheries Service (NOAA Fisheries) violated the ESA by using improper standards, failing to consider adequately the impact of climate change on habitat conditions, and placing undue reliance on unproven, future federal habitat conservation measures, particularly to the degree that the success of the measures could be undermined by climate change. The court also found that other federal agencies violated the NEPA by failing to prepare a comprehensive environmental impact statement on implementation of the conservation measures ordered by NOAA Fisheries, including analysis of the measures directed by NOAA Fisheries and other reasonable alternatives. The court’s opinion and its emphasis on a climate change-driven analysis element, if generalized to other situations, could require ESA-driven avoidance, minimization, and compensatory mitigation efforts to incorporate surplus measures to ensure species’ protection, which could result in considerable increases in cost beyond the cost of additional analysis in the NEPA process. In September 2016, federal agencies initiated an environmental impact statement (EIS) process to examine hydropower dams on the lower Snake River. In September 2020, the federal agencies signed a record of decision on the EIS that will guide the operation of those dams. None of Idaho Power’s hydropower facilities were included in the studies.

Changes to NEPA: In July 2020, the Presidential Administration's Council on Environmental Quality announced its final rule to narrow federal agencies' NEPA obligations. NEPA applies to Idaho Power’s transmission and distribution lines that are located on federal land, as well as other company activities involving federal actions. While Idaho Power believes the changes to NEPA will be subject to legal challenge, if upheld they may expedite and make less costly Idaho Power’s permitting and right-of-way processes for those projects.

Clean Water Act Matters

Definition of “Waters of the United States” Under the CWA: In August 2015, the EPA and the USACE's final rule defining the phrase "waters of the United States" (WOTUS) under the CWA became effective (WOTUS Rule). Idaho Power believes that the 2015 rule potentially expanded federal jurisdiction under the CWA beyond traditional navigable waters, interstate waters, territorial seas, tributaries, and adjacent wetlands, to a number of other waters, including waters with a "significant nexus" to those traditional waters. The WOTUS Rule was widely challenged in both federal district and circuit courts. In January 2020, the EPA and USACE finalized the first of a two-part rule to repeal the WOTUS Rule and set new and more expansive standards for determining which waters are subject to the CWA, which substantially restored the definitions and guidance used prior to the WOTUS Rule. In April 2020, the EPA and USACE published the second part of the final rule to replace the WOTUS Rule with the "Navigable Waters Protection Rule" that provides a final definition of "waters of the United States," which ultimately narrows the scope of waters subject to federal regulation under the CWA. The Navigable Waters Protection Rule became effective in June 2020.

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

In July 2020, the EPA published a rule amending regulations intended to implement the CWA Section 401 water quality certification process. The rule clarifies that a state must issue its water quality certification within a reasonable time period, up to one year from the certification request, and limits the scope of the certification to jurisdictional water quality matters. Further, the new regulations make clear that federal agencies, not the state departments of environmental quality, will enforce the certification conditions. This rule became effective in September 2020. The new CWA Section 401 regulations have been challenged in court and Idaho Power has joined a coalition of utilities to defend the EPA’s regulation in a case being tried in the Northern District of California. If these regulations are rejected by the courts, Idaho Power would continue to operate under the current CWA Section 401 regulations as described above.

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

Regional Haze Rules: In accordance with federal regional haze rules under the CAA, coal-fired utility boilers are subject to regional haze - best available retrofit technology (RH BART) if they were built between 1962 and 1977 and affect any "Class I" (wilderness) areas. This includes all four units at the Jim Bridger and the Boardman coal-fired plants. The RH BART rules would have required installation of a suite of emissions controls at the Boardman plant; however, in December 2010, the Oregon Environmental Quality Commission approved a plan to install a less costly suite of environmental controls and cease coal-fired operations at the Boardman power plant no later than December 31, 2020. The Boardman plant ceased operations in October 2020.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IDACORP is exposed to market risks, including changes in interest rates, changes in commodity prices, credit risk, and equity price risk. The following discussion summarizes material changes in these risks since December 31, 2019, and the financial instruments, derivative instruments, and derivative commodity instruments sensitive to changes in interest rates, commodity prices, and equity prices that were held at September 30, 2020. IDACORP has not entered into any of these market-risk-sensitive instruments for trading purposes.

Interest Rate Risk

IDACORP manages interest expense and short- and long-term liquidity through a combination of fixed rate and variable rate debt. Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly-rated financial institutions may be used to achieve the desired combination.

Variable Rate Debt: As of September 30, 2020, IDACORP had no net floating rate debt, as the carrying value of short-term investments exceeded the carrying value of outstanding variable-rate debt.

Fixed Rate Debt: As of September 30, 2020, IDACORP had $2.0 billion in fixed rate debt, with a fair market value of approximately $2.4 billion. These instruments are fixed rate and, therefore, do not expose the companies to a loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $260 million if market interest rates were to decline by one percentage point from their September 30, 2020, levels.

Commodity Price Risk

IDACORP's exposure to changes in commodity prices is related to Idaho Power's ongoing utility operations that produce electricity to meet the demand of its retail electric customers. These changes in commodity prices are mitigated in large part by Idaho Power's Idaho and Oregon power cost adjustment mechanisms. To supplement its generation resources and balance its supply of power with the demand of its retail customers, Idaho Power participates in the wholesale marketplace. IDACORP's commodity price risk as of September 30, 2020, had not changed materially from that reported in Item 7A of IDACORP's Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Annual Report). Information regarding Idaho Power’s use of derivative instruments to manage commodity price risk can be found in Note 11 - "Derivative Financial Instruments" to the condensed consolidated financial statements included in this report.

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

The use of performance assurance collateral in the form of cash, letters of credit, or guarantees is common industry practice. Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties. As of September 30, 2020, Idaho Power had posted no performance assurance collateral related to these contracts. Should Idaho Power experience a reduction in its credit rating on Idaho Power's unsecured debt to below investment grade Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral. Counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions. Based upon Idaho Power's energy and fuel portfolio and market conditions as of September 30, 2020, the amount of collateral that could be requested upon a downgrade to below investment grade was approximately $12.9 million. To minimize capital requirements, Idaho Power actively monitors the portfolio exposure and the potential exposure to additional requests for performance assurance collateral calls through sensitivity analysis.

IDACORP's credit risk related to uncollectible accounts, net of amounts reserved, as of September 30, 2020, had not changed materially from that reported in Item 7A of the 2019 Annual Report, except as disclosed in Note 1 - "Summary of Significant Accounting Policies" to the condensed consolidated financial statements included in this report. Additional information regarding Idaho Power’s management of credit risk and credit contingent features can be found in Note 11 - "Derivative Financial Instruments" to the condensed consolidated financial statements included in this report.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

IDACORP: The Chief Executive Officer and the Chief Financial Officer of IDACORP, based on their evaluation of IDACORP’s disclosure controls and procedures (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (Exchange Act)) as of September 30, 2020, have concluded that IDACORP’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective as of that date.

Idaho Power: The Chief Executive Officer and the Chief Financial Officer of Idaho Power, based on their evaluation of Idaho Power’s disclosure controls and procedures (pursuant to Rule 13a-15(b) of the Exchange Act) as of September 30, 2020, have concluded that Idaho Power’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective as of that date.

Changes in Internal Control over Financial Reporting

There have been no changes in IDACORP's or Idaho Power's internal control over financial reporting during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, IDACORP's or Idaho Power's internal control over financial reporting.

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

The COVID-19 coronavirus outbreak could adversely affect IDACORP's and Idaho Power's business functions, financial condition and results of operations. The COVID-19 coronavirus outbreak has resulted in widespread impacts on the global economy and on Idaho Power's employees, customers, contractors, and suppliers, and there is considerable uncertainty regarding the duration of the COVID-19 pandemic. Authorities have implemented various measures to reduce the spread of the virus, such as travel bans and restrictions, quarantines, and other restrictive orders and mandates (including those in effect in Idaho Power's service area in the states of Idaho and Oregon), as well as business and government shutdowns. While governmental authorities have eased restrictions, it is possible that an increase in COVID-19 cases could prompt a return to tighter restrictions in some or all of the states and countries in which Idaho Power and its contractors and suppliers operate. Restrictions of this nature may cause Idaho Power or its contractors to miss milestones on construction projects and experience operational delays, delay the delivery of electrical infrastructure and other supplies that it sources from around the globe, delay the connection of electric service to new customers, prolong the time period necessary to perform maintenance of our infrastructure, and significantly reduce the use of electricity by commercial and industrial customers.

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

Issuer Purchases of Equity Securities

IDACORP did not repurchase any shares of its common stock during the quarter ended September 30, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 of this report, which is incorporated herein by reference.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed or furnished, as applicable, with the Quarterly Report on Form 10-Q for the quarter ended September 30, 2020:

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith

10.1 (1)	IDACORP, Inc. and/or Idaho Power Company Executive Officers with Amended and Restated Change in Control Agreements chart, as of October 29, 2020					X
15.1	Letter Re: Unaudited Interim Financial Information					X
15.2	Letter Re: Unaudited Interim Financial Information					X
31.1	Certification of IDACORP, Inc. Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of IDACORP, Inc. Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.3	Certification of Idaho Power Company Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.4	Certification of Idaho Power Company Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of IDACORP, Inc. Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of IDACORP, Inc. Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.3	Certification of Idaho Power Company Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.4	Certification of Idaho Power Company Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
95.1	Mine Safety Disclosures					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)					X
(1) Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

IDACORP, INC.
(Registrant)

Date:	October 29, 2020	By:	/s/ Lisa A. Grow
Lisa A. Grow
President and Chief Executive Officer

Date:	October 29, 2020	By:	/s/ Steven R. Keen
Steven R. Keen
Senior Vice President and Chief Financial Officer

IDAHO POWER COMPANY
(Registrant)

Date:	October 29, 2020	By:	/s/ Lisa A. Grow
Lisa A. Grow
President and Chief Executive Officer

Date:	October 29, 2020	By:	/s/ Steven R. Keen
Steven R. Keen
Senior Vice President and Chief Financial Officer