Form 10-K
period 2020-12-31
IDACORP INC; IDAHO POWER CO
filed 2021-02-18
CIK 1057877, 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

	For the fiscal year ended	December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ................... to .................................................................

	Exact name of registrants as specified in			IRS Employer
Commission File Number	their charters, address of principal executive offices, zip code and telephone number			Identification Number
1-14465	IDACORP, Inc.			82-0505802
1-3198	Idaho Power Company			82-0130980
1221 W. Idaho Street
	Boise,	ID	83702-5627
	(208)	388-2200

State of incorporation:			Idaho

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, without par value	IDA	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934

Idaho Power Company:	Preferred Stock

Indicate by check mark whether the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.

IDACORP, Inc.	Yes	☒	No	☐	Idaho Power Company	Yes	☐	No	☒

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

IDACORP, Inc.	Yes	☐	No	☒	Idaho Power Company	Yes	☐	No	☒

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

Indicate by check mark whether the registrants have filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Sections 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

IDACORP, Inc.	Yes	☒	No	☐	Idaho Power Company	Yes	☒	No	☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act).

IDACORP, Inc.	Yes	☐	No	☒	Idaho Power Company	Yes	☐	No	☒

Aggregate market value of voting and non-voting common stock held by non-affiliates (June 30, 2020):

IDACORP, Inc.:	$4,376,761,183	Idaho Power Company:	None

Number of shares of common stock outstanding as of February 12, 2021:
IDACORP, Inc.:	50,469,234
Idaho Power Company:	39,150,812	, all held by IDACORP, Inc.

Documents Incorporated by Reference:

Part III, Items 10 - 14	Portions of IDACORP, Inc.’s definitive proxy statement to be filed pursuant to Regulation 14A for the 2021 annual meeting of shareholders.

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

		Page

Commonly Used Terms		4
Cautionary Note Regarding Forward-Looking Statements		5

Part I

Item 1	Business	7
	Information about our Executive Officers	20
Item 1A	Risk Factors	22
Item 1B	Unresolved Staff Comments	35
Item 2	Properties	35
Item 3	Legal Proceedings	36
Item 4	Mine Safety Disclosures	36

Part II

Item 5	Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	37
Item 6	Removed and Reserved
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	38
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	77
Item 8	Financial Statements	79
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	136
Item 9A	Controls and Procedures	136
Item 9B	Other Information	140

Part III

Item 10	Directors, Executive Officers and Corporate Governance*	140
Item 11	Executive Compensation*	140
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*	140
Item 13	Certain Relationships and Related Transactions, and Director Independence*	141
Item 14	Principal Accountant Fees and Services*	141

Part IV

Item 15	Exhibits and Financial Statement Schedules	142
Item 16	Form 10-K Summary	151

Signatures		152

* Except as indicated in Items 10, 12, and 14, IDACORP, Inc. information is incorporated by reference to IDACORP, Inc.'s definitive proxy statement for the 2021 annual meeting of shareholders.

COMMONLY USED TERMS

The following select abbreviations, terms, or acronyms are commonly used or found in multiple locations in this report:

2020 Annual Report	-	IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2020	kW	-	Kilowatt
ACE	-	Affordable Clean Energy	kWh	-	Kilowatt-hour
ADITC	-	Accumulated Deferred Investment Tax Credits	LTICP	-	IDACORP 2000 Long-Term Incentive and Compensation Plan
AFUDC	-	Allowance for Funds Used During Construction	MATS	-	Mercury and Air Toxics Standards
AOCI	-	Accumulated Other Comprehensive Income	MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations
APCU	-	Annual Power Cost Update	MMBtu	-	Million British Thermal Units
ASU	-	Accounting Standards Update	MW	-	Megawatt
BCC	-	Bridger Coal Company, a joint venture of IERCo	MWh	-	Megawatt-hour
BLM	-	U.S. Bureau of Land Management	NAAQS	-	National Ambient Air Quality Standards
CAA	-	Clean Air Act	NEPA	-	National Environmental Policy Act
CO2	-	Carbon Dioxide	NMFS	-	National Marine Fisheries Service
CWA	-	Clean Water Act	NOAA Fisheries	-	National Oceanic and Atmospheric Administration's National Marine Fisheries Service
EIS	-	Environmental Impact Statement	NO2	-	Nitrogen Dioxide
EPA	-	U.S. Environmental Protection Agency	NOx	-	Nitrogen Oxide
ESA	-	Endangered Species Act	O&M	-	Operations and Maintenance
FASB	-	Financial Accounting Standards Board	OATT	-	Open Access Transmission Tariff
FCA	-	Idaho Fixed Cost Adjustment	OPUC	-	Public Utility Commission of Oregon
FERC	-	Federal Energy Regulatory Commission	PCA	-	Idaho-jurisdiction Power Cost Adjustment
FPA	-	Federal Power Act	PCAM	-	Oregon Power Cost Adjustment Mechanism
GAAP	-	Generally Accepted Accounting Principles	PURPA	-	Public Utility Regulatory Policies Act of 1978
GHG	-	Greenhouse Gas	REC	-	Renewable Energy Certificate
HCC	-	Hells Canyon Complex	RH BART	-	Regional haze - best available retrofit technology
IDACORP	-	IDACORP, Inc., an Idaho Corporation	RPS	-	Renewable Portfolio Standard
Idaho Power	-	Idaho Power Company, an Idaho Corporation	SEC	-	U.S. Securities and Exchange Commission
Idaho ROE	-	Idaho-jurisdiction return on year-end equity	SCR	-	Selective catalytic reduction equipment
Ida-West	-	Ida-West Energy Company, a subsidiary of IDACORP, Inc.	SMSP	-	Security Plan for Senior Management Employees
IERCo	-	Idaho Energy Resources Co., a subsidiary of Idaho Power Company	SO2	-	Sulfur Dioxide
IFS	-	IDACORP Financial Services, Inc., a subsidiary of IDACORP, Inc.	USACE	-	U.S. Army Corps of Engineers
IPUC	-	Idaho Public Utilities Commission	USFWS	-	U.S. Fish and Wildlife Service
IRP	-	Integrated Resource Plan	Western EIM	-	Energy imbalance market implemented in the western United States
IRS	-	U.S. Internal Revenue Service	WDEQ	-	Wyoming Department of Environmental Quality
Jim Bridger plant		Jim Bridger generating plant	WPSC	-	Wyoming Public Service Commission

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
•the impacts of the COVID-19 pandemic on the global and regional economy and on Idaho Power’s employees, customers, contractors, and suppliers, including on loads and revenues, uncollectible accounts, transmission revenues, and other aspects of the economy and the companies’ business;
•changes in residential, commercial, and industrial growth and demographic patterns within Idaho Power’s service area, the loss or change in the business of significant customers, or the addition of new customers, and their associated impacts on loads and load growth, and the availability of regulatory mechanisms that allow for timely cost recovery and the ability to earn appropriate returns for investors through customer rates in the event of those changes;
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
•advancement of self-generation, energy storage, energy efficiency, alternative energy sources, and other technologies that may affect Idaho Power’s sale or delivery of electric power or introduce operational or cyber-security vulnerability to the power grid;
•acts or threats of terrorist incidents, acts of war, social unrest, cyber-attacks, the companies’ failure to secure data or to comply with privacy laws or regulations, physical security breaches, or the disruption or damage to the companies’ business, operations, or reputation resulting from such events;
•the expense and risks associated with capital expenditures for, and the permitting and construction of, utility infrastructure that Idaho Power may be unableto complete or may not be deemed prudent by regulators;
•variable hydrological conditions and over-appropriation of surface and groundwater in the Snake River basin, which may impact the amount of power generated by Idaho Power’s hydropower facilities;
•the ability of Idaho Power to acquire fuel, power, and transmission capacity on reasonable terms, particularly in the event of unanticipated power demands, price volatility, lack of physical availability, transportation constraints, climate change, or a credit downgrade;
•disruptions or outages of Idaho Power’s generation or transmission systems or of any interconnected transmission systems may constrain resources or cause Idaho Power to incur repair costs and purchase replacement power or lease transmission at increased costs;
•accidents, terrorist acts, fires (either affecting or caused by Idaho Power facilities or infrastructure), explosions, mechanical breakdowns, and other unplanned events that may occur while operating and maintaining assets, which can cause unplanned outages, reduce generating output, damage company assets, operations, or reputation, subject Idaho Power to third-party claims for property damage, personal injury, or loss of life, or result in the imposition of civil, criminal, and regulatory fines and penalties for which Idaho Power may have inadequate insurance coverage;

•the increased purchased power costs and operational challenges associated with purchasing and integrating intermittent renewable energy sources into Idaho Power’s resource portfolio;
•failure to comply with state and federal laws, regulations, and orders, including new interpretations and enforcement initiatives by regulatory and oversight bodies, which may result in penalties and fines and increase the cost of compliance and remediation;
•changes in tax laws or related regulations or new interpretations of applicable laws by federal, state, or local taxing jurisdictions, and the availability of tax credits, and the tax rates payable by IDACORP shareholders on common stock dividends;
•adoption of, changes in, and costs of compliance with, laws, regulations, and policies relating to the environment, natural resources, and threatened and endangered species, and the ability to recover associated increased costs through rates;
•the inability to obtain or cost of obtaining and complying with required governmental permits and approvals, licenses, rights-of-way, and siting for transmission and generation projects and hydropower facilities;
•failure to comply with mandatory reliability and security requirements, which may result in penalties, reputational harm, and operational changes;
•the impacts of economic conditions, including inflation, interest rates, supply costs, population growth or decline in Idaho Power’s service area, changes in customer demand for electricity, revenue from sales of excess power, credit quality of counterparties and suppliers, and the collection of receivables;
•the ability to obtain debt and equity financing or refinance existing debt when necessary and on favorable terms, which can be affected by factors such as credit ratings, volatility or disruptions in the financial markets, interest rate fluctuations, decisions by the Idaho or Oregon public utility commissions, and the companies’ past or projected financial performance;
•changes in the method for determining LIBOR and the potential replacement of LIBOR and the impact on interest rates for IDACORP’s and Idaho Power’s credit facilities;
•the ability to enter into financial and physical commodity hedges with creditworthy counterparties to manage price and commodity risk for fuel, power, and transmission, and the failure of any such risk management and hedging strategies to work as intended;
•changes in actuarial assumptions, changes in interest rates, increasing health care costs, and the actual and projected return on plan assets for pension and other post-retirement plans, which can affect future pension and other postretirement plan funding obligations, costs, and liabilities and the companies’ cash flows;
•the assumptions underlying the coal mine reclamation obligations at Bridger Coal Company and related funding and collateral requirements, and the remediation costs associated with planned exits from participation in Idaho Power’s co-owned coal plants;
•the ability to continue to pay dividends and achieve target payout ratio based on financial performance, and in light of credit rating considerations, contractual covenants and restrictions, and regulatory limitations;
•Idaho Power’s concentration in one industry and one region and the lack of diversification, and the resulting exposure to regional economic conditions and regional legislation and regulation;
•employee workforce factors, including the operational and financial costs of unionization or the attempt to unionize all or part of the companies’ workforce, the impact of an aging workforce and retirements, the cost and ability to attract and retain skilled workers and third-party vendors, and the ability to adjust the labor cost structure when necessary; and
•adoption of or changes in accounting policies and principles, changes in accounting estimates, and new Securities and Exchange Commission or New York Stock Exchange requirements, or new interpretations of existing requirements.
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

Available Information

IDACORP and Idaho Power make available free of charge on their websites their Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934 as soon as reasonably practicable after the reports are electronically filed with or furnished to the U.S. Securities and Exchange Commission (SEC). IDACORP's website is www.idacorpinc.com and Idaho Power's website is www.idahopower.com. The contents of these websites are not part of IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Annual Report).

UTILITY OPERATIONS

Background

Idaho Power provided electric utility service to approximately 587,000 retail customers in southern Idaho and eastern Oregon as of December 31, 2020. Approximately 491,000 of these customers are residential. Idaho Power’s principal commercial and industrial customers are involved in food processing, electronics and general manufacturing, agriculture, health care, government, and education. Idaho Power also provides irrigation customers with electric utility service to operate irrigation pumps during the agricultural growing season. Idaho Power holds franchises, typically in the form of right-of-way arrangements, in 72 cities in Idaho and 7 cities in Oregon and holds certificates from the respective public utility regulatory authorities to serve all or a portion of 25 counties in Idaho and 3 counties in Oregon. Idaho Power's service area is shaded in the illustration on the following page and covers approximately 24,000 square miles with an estimated population of 1.3 million.

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

Consistent with orders and directives of the IPUC, unless contrary to applicable income tax guidance, Idaho Power does not provide deferred income tax expense or benefit for certain income tax temporary differences and instead recognizes the tax impact currently (commonly referred to as flow-through accounting) for rate making and financial reporting. Therefore, Idaho

Power's effective income tax rate is impacted as these differences arise and reverse. Idaho Power recognizes such adjustments as regulatory assets or liabilities if it is probable that the amounts will be recovered from or returned to customers in future rates.

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
In executing the focus areas above, IDACORP seeks to balance the interests of shareholders, Idaho Power customers, employees, and other stakeholders. Idaho Power is committed to working for strong, sustainable financial results and strong credit ratings by continuing to provide reliable, affordable, safe service to its customers from a diversified source of generation resources.

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

Retail Rates: Idaho Power's rates for retail electric services are generally determined on a “cost of service” basis. Rates are designed to provide, after recovery of allowable operating expenses including depreciation on capital investments, an opportunity for Idaho Power to earn a reasonable return on investment as authorized by regulators. Idaho Power regularly evaluates the need to request changes to its retail electricity price structure to cover its operating costs and to earn a fair return on its investments. Idaho Power uses general rate cases, power cost adjustment mechanisms in Idaho and Oregon, a fixed cost adjustment (FCA) mechanism in Idaho, balancing accounts and tariff riders, and subject-specific filings to recover its costs of providing service and to earn a return on investment. Retail prices are generally determined through formal ratemaking proceedings that are conducted under established procedures and schedules before the issuance of a final order. Participants in these proceedings include Idaho Power, the staffs of the IPUC or OPUC, and other interested parties. The IPUC and OPUC are charged with ensuring that the prices and terms of service are fair, are non-discriminatory, and provide Idaho Power an opportunity to recover its prudently incurred or allowable costs and expenditures and earn a reasonable return on investment. The ability to request rate changes does not, however, ensure that Idaho Power will recover all of its costs or earn a specified rate of return, or that its costs will be recovered in advance of or at the same time when the costs are incurred.

In addition to general rate case filings, ratemaking proceedings can involve charges or credits related to specific costs, programs, or activities, as well as the recovery or refund of amounts deferred or accrued under specific authorization from the IPUC or OPUC. Deferred amounts are generally collected from and accrued amounts are generally refunded to retail customers through the use of base rates or supplemental tariffs. Outside of base rates, three of the most significant mechanisms for recovery of costs are the power cost adjustment mechanisms, FCA mechanism, and energy efficiency riders. The Idaho and Oregon power cost adjustment mechanisms are intended to address the volatility of power supply costs and provide for annual adjustments to the rates charged to retail customers by allowing partial recovery or refund of the difference between net power supply costs included in base rates and actual net power supply costs incurred by Idaho Power. The FCA mechanism, applicable to Idaho residential and small commercial customers, is designed to remove a portion of Idaho Power’s financial disincentive to invest in energy efficiency programs by separating (or decoupling) the recovery of fixed costs from the variable kilowatt-hour (kWh) charge and linking it instead to a set amount per customer. Under Idaho Power's current rate design, recovery of a portion of fixed costs is included in the variable kWh charge, which may result in overcollection or undercollection of fixed costs. To return over-collection to customers or to collect under-collection from customers, the FCA mechanism allows Idaho Power to accrue, or defer, the difference between the authorized fixed-cost recovery amount per customer and the actual fixed costs per customer recovered by Idaho Power during the year. Increases in FCA recovery may be capped at 3 percent of base revenue annually at the discretion of the IPUC, with any excess deferred for collection in a subsequent year. Idaho Power collects most of its energy efficiency program costs through energy efficiency riders on customer bills. Energy efficiency program revenues are recognized in the period efficiency rider-funded program expenditures are recorded as an operating expense, resulting in no net impact on earnings.

Wholesale Markets: Idaho Power participates in the wholesale energy markets by purchasing power to help meet load demands and selling power that is in excess of load demands. Idaho Power's market activities are guided by an energy risk management policy and frequently updated operating plans. These operating plans are impacted by factors such as customer demand for power, market prices, generating costs, transmission constraints, and availability of generating resources. Some of Idaho Power's 17 hydropower generation facilities are operated to optimize the water that is available by choosing when to run hydropower generation units and when to store water in reservoirs. Idaho Power at times operates these and its other generation facilities to take advantage of market opportunities. These decisions affect the timing and volumes of market purchases and market sales. Even in below-normal water years, there are opportunities to vary water usage to capture wholesale marketplace economic benefits, maximize generation unit efficiency and meet peak loads. Compliance factors such as allowable river stage elevation changes and flood control requirements also influence these generation dispatch decisions. Idaho Power's wholesale energy sales depend largely on the availability of generation resources above the amount necessary to serve customer loads as well as market power prices at the time when those resources are available. A reduction in either factor leads to lower wholesale energy sales.

Idaho Power also provides energy transmission services through its Open Access Transmission Tariff (OATT). The OATT rate is revised each year based primarily on financial and operational data Idaho Power files annually with the FERC in its Form 1. The FERC oversees mandatory transmission and network reliability standards, as well as power and transmission markets, including protection against market manipulation. These mandatory transmission and reliability standards were developed by the North American Electric Reliability Corporation and the Western Electricity Coordinating Council, which have responsibility for compliance and enforcement of transmission and reliability standards.

Retail Energy Sales: Weather, seasonal customer demand, energy efficiency, customer generation and economic conditions all impact the amount of electricity that Idaho Power sells as well as the costs it incurs to provide that electricity. Idaho Power's utility revenues are not earned, and associated expenses are not incurred, evenly during the year. Idaho Power’s retail energy sales typically peak during the summer irrigation and cooling season, with a lower peak during the winter heating season. Extreme temperatures increase sales to customers who use electricity for cooling and heating, and mild temperatures decrease sales. Precipitation levels and extreme temperatures during the agricultural growing season impact electricity sales to customers who use electricity to operate irrigation pumps. Alternative methods of generation, including customer-owned solar and other forms of distributed generation, have the potential to decrease Idaho Power sales to existing customers. Also, development of new technologies and services to help energy consumers manage energy in new ways could continue to alter demand for Idaho Power's electric energy. Approximately 95 percent of Idaho Power’s retail revenue originates from customers located in Idaho, with the remainder originating from customers located in Oregon. Idaho Power’s operations, including information on energy sales, are discussed further in Part II, Item 7 - MD&A - "Results of Operations - Utility Operations.”

The table that follows presents Idaho Power’s revenues and sales volumes for the last three years, classified by customer type.

	Year Ended December 31,
	2020	2019	2018
Retail revenues (thousands of dollars):
Residential (includes $34,409, $35,587, and $34,625, respectively, related to the FCA(1))	$547,404	$526,966	$530,527
Commercial (includes $1,543, $1,336, and $1,299, respectively, related to the FCA(1))	293,057	295,203	310,299
Industrial	181,258	181,372	190,130
Irrigation	154,791	135,850	158,001
Provision for sharing	—	—	(5,025)
Deferred revenue related to HCC relicensing AFUDC(2)	(8,780)	(8,780)	(8,780)
Total retail revenues	1,167,730	1,130,611	1,175,152
Wholesale energy sales	33,656	71,198	52,845
Transmission wheeling-related revenues	51,592	53,828	59,094
Energy efficiency program revenues	42,478	40,128	35,703
Other revenues	51,884	47,175	43,788
Total electric utility operating revenues	$1,347,340	$1,342,940	$1,366,582
Energy sales (thousands of Megawatt-hour (MWh)):
Residential	5,463	5,273	5,135
Commercial	4,009	4,092	4,105
Industrial	3,369	3,412	3,371
Irrigation	1,987	1,760	1,976
Total retail energy sales	14,828	14,537	14,587
Wholesale energy sales	1,197	2,171	2,246
Bundled energy sales	690	680	617
Total energy	16,715	17,388	17,450

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

Competition: Idaho Power's electric utility business has historically been recognized as a natural monopoly. Idaho Power competes with fuel distribution companies, including natural gas providers, in serving the energy needs of customers for space heating, water heating, and appliances. Alternative methods of generation, including customer-owned solar and other forms of distributed generation, also have the potential to decrease Idaho Power sales to existing customers.

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

Power Supply

Overview: Idaho Power primarily relies on company-owned hydropower, coal-fired, and gas-fired generation facilities and long-term power purchase agreements to supply the energy needed to serve customers, and for sales into the wholesale markets. Market purchases and sales are used to supplement Idaho Power's generation and balance supply and demand throughout the year. Idaho Power’s generating plants and their capacities are listed in Part I, Item 2 - “Properties.”

Various external and internal factors impact power supply costs; such as, weather, load demand, economic conditions, fuel costs, and availability of generation resources. Idaho Power’s annual hydropower generation varies depending on water conditions in the Snake River Basin. Drought conditions and increased peak load demand cause a greater reliance on potentially more expensive energy sources to meet load requirements. Conversely, favorable hydropower generation conditions increase production at Idaho Power’s hydropower generating facilities and reduce the need for thermal generation and wholesale market purchased power. Economic conditions, supply constraints, and governmental regulations can affect the market price of natural gas and coal, which impact fuel expense and market prices for purchased power. Idaho Power's power cost adjustment mechanisms mitigate in large part the financial impacts to Idaho Power of volatile fuel and power costs.

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

	Power Supply			Percent of Total Generation
	2020	2019	2018	2020	2019	2018
	(thousands of MWh)
Hydropower plants	6,967	8,294	8,682	54%	62%	65%
Coal-fired plants	3,719	3,012	3,274	29%	22%	24%
Natural gas-fired plants	2,109	2,114	1,408	17%	16%	11%
Total system generation	12,795	13,420	13,364	100%	100%	100%

Purchased power - cogeneration and small power production	3,087	2,983	3,045
Purchased power - other	1,985	2,217	2,386
Total purchased power	5,072	5,200	5,431
Total power supply	17,867	18,620	18,795

Hydropower Generation: Idaho Power operates 17 hydropower projects located on the Snake River and its tributaries. Together, these hydropower facilities provide a total nameplate capacity of 1,799 MW and have averaged total annual generation of approximately 7.6 million MWh over the last 30 years. The amount of water available for hydropower generation depends on several factors—the amount of snowpack in the mountains upstream of Idaho Power’s hydropower facilities, upstream reservoir storage, springtime precipitation and temperatures, main river and tributary base flows, the condition of the Eastern Snake Plain Aquifer and its spring flow impact, summer time irrigation withdrawals and returns, and upstream reservoir regulation. Idaho Power actively participates in collaborative work groups focused on water management issues in the Snake River Basin, with the goal of preserving the long-term availability of water for use at Idaho Power’s hydropower projects on the Snake River.

In 2020, precipitation and snowpack were unevenly distributed across the Snake River basin, with the Upper Snake River basin experiencing near-normal winter snowpack but other key basins near the HCC experiencing below-normal snowpack. These snowpack conditions, coupled with strong early season irrigation demands, yielded lower inflows to Idaho Power’s hydroelectric projects and resulted in 7.0 million MWh of hydropower generation in 2020. In 2019 and 2018, above-normal reservoir storage carryover from the previous year coupled with near-normal winter snowpack resulted in 8.3 million MWh and 8.7 million MWh, respectively, of hydropower generation. During low water years, when stream flows into Idaho Power’s hydropower projects are reduced, Idaho Power’s hydropower generation is reduced, resulting in a greater reliance on other generation resources and wholesale power purchases. For 2021, Idaho Power estimates annual generation from its hydropower facilities will be between 6.0 million MWh and 8.0 million MWh.

Idaho Power obtains licenses for its hydropower projects from the FERC, similar to other utilities that operate nonfederal hydropower projects on qualified waterways. The licensing process includes an extensive public review process and involves numerous natural resource and environmental agencies. The licenses last from 30 to 50 years depending on the size, complexity, and cost of the project. Idaho Power is actively pursuing the FERC relicensing of the HCC, its largest hydropower generation source. Idaho Power also has Oregon licenses for the HCC under the Oregon Hydroelectric Act. For further information on relicensing activities, see Part II, Item 7 – MD&A – "Regulatory Matters – Relicensing of Hydropower Projects.”

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

Coal-Fired Generation: Idaho Power co-owns the following coal-fired power plants in operation:

•Jim Bridger, located in Wyoming, in which Idaho Power has a one-third interest; and
•North Valmy, located in Nevada, in which Idaho Power has a 50 percent interest.

BCC supplies coal to the Jim Bridger power plant. IERCo, a wholly-owned subsidiary of Idaho Power, owns a one-third interest in BCC and PacifiCorp owns a two-third interest in BCC and is the operator of the Bridger Coal Mine. The mine operates under a long-term sales agreement that provides for delivery of coal through 2024 from surface and underground sources. Idaho Power believes that BCC has sufficient reserves to provide coal deliveries for at least the term of the sales agreement. Idaho Power also has a coal supply contract providing for annual deliveries of coal through April 2022 from the Black Butte mine located near the Jim Bridger plant. This contract supplements the BCC deliveries and provides another coal supply to fuel the Jim Bridger plant. The Jim Bridger plant’s rail load-in facility and unit coal train, while limited, provides the opportunity to access other fuel supplies for tonnage requirements above established contract minimums.

NV Energy is the operator of the North Valmy power plant. Idaho Power expects to meet 2021 and future fuel requirements through existing inventory and new or existing coal supply contracts. Idaho Power has an established process approved by the IPUC and OPUC for recovery of non-fuel costs related to Idaho Power’s plan to end its participation in coal-fired operations at the North Valmy plant. Idaho Power ended its participation in unit 1 of the North Valmy plant in December 2019, as planned, and plans to end its participation in unit 2 no later than the end of 2025.

In October 2020, Idaho Power and co-owner Portland General Electric ceased coal-fired operations at their Boardman power plant consistent with Idaho Power's continued path away from coal-fired generation.

Natural Gas-fired Generation: Idaho Power owns and operates the Langley Gulch natural gas-fired combined-cycle combustion turbine power plant and the Danskin and Bennett Mountain natural gas-fired simple-cycle combustion turbine power plants. All three plants are located in Idaho.

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

As of December 31, 2020, Idaho Power had approximately 6.0 million MMBtu of natural gas financially hedged for physical delivery, primarily for the operational dispatch of the Langley Gulch plant through January 2022. Idaho Power plans to manage the procurement of additional natural gas for the peaking units on the daily spot market or from storage inventory as necessary to meet system requirements and fueling strategies.

Purchased Power: As described below, Idaho Power purchases power in the wholesale market as well as pursuant to long-term power purchase contracts and exchange agreements.

Wholesale Market Transactions: To supplement its self-generated power and long-term purchase arrangements, Idaho Power purchases power in the wholesale market based on economics, operating reserve margins, energy risk management policy guidelines, and unit availability. Depending on availability of excess power or generation capacity, pricing, and opportunities in the markets, Idaho Power also sells power in the wholesale markets. During 2020 and 2019, Idaho Power purchased 1.4 million MWh and 1.6 million MWh, respectively, of power through wholesale market purchases at an average cost of $27.91 per MWh and $21.95 per MWh, respectively. During 2020 and 2019, Idaho Power sold 1.2 million MWh and 2.2 million MWh of power in wholesale market sales, respectively, with an average price of $28.12 per MWh and $32.80 per MWh, respectively.

Long-term Power Purchase and Exchange Arrangements: In addition to its wholesale market purchases, Idaho Power has the following notable long-term power purchase contracts and energy exchange agreements:

•Telocaset Wind Power Partners, LLC - for 101 MW (nameplate generation) from the Elkhorn Valley wind project located in eastern Oregon. The contract term ends in 2027.
•USG Oregon LLC - for 22 MW (estimated average annual output) from the Neal Hot Springs Unit #1 geothermal power plant located near Vale, Oregon. The contract term ends in 2037.
•Clatskanie People's Utility - for up to 18 MW of generation from the Arrowrock hydropower project in southern Idaho in exchange for energy from Idaho Power's system or power purchased at the Mid-Columbia trading hub. The contract term ends in 2025.
•Raft River Energy I, LLC - for up to 13 MW (estimated average annual output) from its Raft River Geothermal Power Plant Unit #1 located in southern Idaho. The contract term ends in 2033.
•Jackpot Holdings LLC - a 20-year power purchase agreement to purchase the output from a planned 120-MW solar facility, with an expected in-service date in 2022.

PURPA Qualifying Facility Energy Sales Agreements: Idaho Power purchases power from PURPA qualifying facilities as mandated by federal law. As of December 31, 2020, Idaho Power had contracts with on-line PURPA qualifying facilities with a total of 1,134 MW of nameplate generation capacity, with an additional 6 MW nameplate capacity of projects projected to be on-line by 2022. The energy sales agreements for these qualifying facilities have original contract terms ranging from one to 35 years. The expense and volume of purchases from PURPA qualifying facilities during the last three years is included in the following table:

	Year Ended December 31,
	2020	2019	2018
PURPA contracts expense (in thousands)	$194,380	$187,344	$189,722
MWh purchased under PURPA contracts (in thousands)	3,087	2,983	3,045
Average cost per MWh from PURPA contracts	$62.97	$62.80	$62.31

Pursuant to the requirements of PURPA, the IPUC and OPUC have each issued orders and rules regulating Idaho Power’s purchase of power from qualifying facilities that meet the requirements of PURPA. A key component of the PURPA contracts is the energy price contained within the agreements. PURPA regulations specify that a utility must pay energy prices based on the utility’s avoided costs. The IPUC and OPUC have established specific rules and regulations to calculate the avoided cost that Idaho Power is required to include in PURPA energy sales agreements under each state's jurisdiction. For PURPA energy sales agreements:

•Idaho Power is required to purchase all of the output delivered from the contracted qualifying facilities, subject to some exceptions such as adverse impacts on system reliability.
•The Idaho jurisdictional portion of the costs associated with PURPA contracts is fully recovered through base rates and the Idaho-jurisdiction power cost adjustment (PCA) mechanism, and the Oregon jurisdictional portion is recovered through base rates and an Oregon power cost adjustment mechanism. Thus, the primary impact of high power purchase costs under PURPA contracts is on customer rates.
•Oregon jurisdictional regulations have generally provided for PURPA standard contract terms of up to 20 years.
•The IPUC requires Idaho Power to pay "published avoided cost" rates for all wind, solar, and energy storage projects that are smaller than 100 kilowatts (kW) and all other types of projects that are smaller than 10 average MWs. For PURPA qualifying facilities that exceed these size limitations, Idaho Power is required to negotiate an applicable price using an avoided cost methodology based on IPUC regulations.

•The IPUC issued an order in August 2015 that revised the standard PURPA power purchase contract term for new contracts to a 2-year term from the previously required 20-year term for qualifying facilities that exceed the size limitations for published avoided costs.
•The OPUC requires that Idaho Power pay published avoided costs for solar PURPA qualifying facilities with a nameplate rating of 3 MW or less and all other types of projects with a nameplate rating of 10 MW or less. Idaho Power is required to negotiate an applicable price using an avoided cost methodology based on OPUC regulations.

Participation in Western Energy Imbalance Market: Idaho Power participates in an energy imbalance market in the western United States (Western EIM) under which the participating parties enable their systems to interact for automated intra-hour economic dispatch of generation from committed resources to serve loads. The Western EIM is intended to reduce the power supply costs to serve customers through more efficient dispatch of a larger and more diverse pool of resources, to integrate intermittent power from renewable generation sources more effectively, and to enhance reliability. Participation in the Western EIM is voluntary and available to all balancing authorities in the western United States.
Transmission Services

Electric transmission systems deliver energy from electric generation facilities to distribution systems for final delivery to customers. Transmission systems are designed to move electricity over long distances because generation facilities can be located hundreds of miles away from customers. Idaho Power’s generating facilities are interconnected through its integrated transmission system and are operated on a coordinated basis to achieve maximum capability and reliability. Idaho Power’s transmission system is directly interconnected with the transmission systems of the Bonneville Power Administration, Avista Corporation, PacifiCorp, NorthWestern Energy, and NV Energy. These interconnections, coupled with transmission line capacity made available under agreements with some of those entities, permit the interchange, purchase, and sale of power among entities in the Western Interconnection, the transmission grid covering much of western North America. Idaho Power provides wholesale transmission service for eligible transmission customers on a non-discriminatory basis. Idaho Power is a member of the Western Electricity Coordinating Council, the Northwest Power Pool, NorthernGrid, and the North American Energy Standards Board. These groups have been formed to more efficiently coordinate transmission reliability and planning throughout the Western Interconnection.

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

Idaho Power is jointly working with various partners on the permitting of two significant transmission projects. The Boardman-to-Hemingway project is a proposed 300-mile, high-voltage transmission line between a station near Boardman, Oregon and the Hemingway station near Boise, Idaho. The Gateway West project is a proposed 1,000-mile, high-voltage transmission line between a station located near Douglas, Wyoming and the Hemingway station. Both projects are intended to meet future anticipated resource needs and are discussed in Part II, Item 7 – MD&A - "Liquidity and Capital Resources - Capital Requirements" in this report.

Resource Planning

Integrated Resource Planning: The IPUC and OPUC require that Idaho Power prepare biennially an Integrated Resource Plan (IRP). Idaho Power filed its most recent IRP with the IPUC and OPUC in June 2019, which was amended in January and October 2020. The IRP seeks to forecast Idaho Power's loads and resources for a 20-year period, analyzes potential supply-side, demand-side, and transmission resource options, and identifies potential near-term and long-term actions. The four primary goals of the IRP are to:
•identify sufficient resources to reliably serve the growing demand for energy within Idaho Power's service area throughout the 20-year planning period;
•ensure the selected resource portfolio balances cost, risk, and environmental concerns;
•give equal and balanced treatment to supply-side, demand-side, and transmission resources; and
•involve the public in the planning process in a meaningful way.

During the time between IRP filings, the public and regulatory oversight of the activities identified in the IRP allows for discussion and adjustment of the IRP as warranted. Idaho Power makes periodic adjustments and corrections to the resource plan to reflect economic conditions, anticipated resource development, changes in technology, and regulatory requirements.

The load forecast assumptions Idaho Power used in its updated 2019 IRP are included in the table below, together with the average annual growth rate assumptions used in the prior two IRPs. The rate of load growth can impact the timing and extent of development of resources, such as new generation plants or transmission infrastructure, to serve those loads.

	5-Year Forecasted Annual Growth Rate		20-Year Forecasted Annual Growth Rate
	Retail Sales (Billed MWh)	Annual Peak (Peak Demand)	Retail Sales (Billed MWh)	Annual Peak (Peak Demand)
2019 IRP	1.3%	1.4%	1.0%	1.2%
2017 IRP	1.1%	1.6%	0.9%	1.4%
2015 IRP	1.5%	1.8%	1.2%	1.5%

In January and October 2020, Idaho Power amended the originally filed 2019 IRP with additional information and modeling results. The updated 2019 IRP identified a preferred resource portfolio and action plan, which included the completion of the Boardman-to-Hemingway transmission line in 2026, the end to Idaho Power's participation in coal-fired operations at the North Valmy plant unit 2 as early as 2022, the end to Idaho Power's participation in coal-fired operations at the Jim Bridger plant by 2030, including the exit from two of the four Jim Bridger plant units in 2022 and 2026, respectively, and the addition of a 120-MW solar resource in 2022. Idaho Power is currently planning to end its participation in coal-fired operations at the North Valmy Plant unit 2 no later than 2025, subject to approval by the IPUC and OPUC. The final determination of the preferred exit date will require additional analysis to assess near-term impacts to reliability and economics and to confirm that the timing decision would minimize costs and risks for customers. In addition, an earlier exit would also require regulatory approval and a notice to the co-owner of the plant 15 months prior to ending Idaho Power’s participation in the operations of the North Valmy Plant unit 2. As noted in the 2019 IRP, there is considerable uncertainty surrounding the resource sufficiency estimates and project completion dates, including uncertainty around the timing and extent of third-party development of renewable resources, fuel commodity prices, the actual completion date of the Boardman-to-Hemingway transmission project, and the economics and logistics of coal-fired plant retirements. These uncertainties, as well as others, may result in changes to the desirability of the preferred portfolio and adjustments to the timing and nature of anticipated and actual actions in the 2019 IRP. As of the date of this report, proceedings relating to the amended 2019 IRP are pending at the IPUC and OPUC.

Energy Efficiency and Demand Response Programs: Idaho Power’s energy efficiency and demand response portfolio is comprised of 27 programs. The energy efficiency programs target energy savings across the entire year, while the demand response programs target system demand reduction in the summer at times of peak loads. The programs are offered to all customer segments and emphasize the wise use of energy, especially during periods of high demand. This energy and demand reduction can reduce or delay the need for new generation and transmission infrastructure. Idaho Power’s programs include:

•financial incentives for irrigation customers for either improving the energy efficiency of an irrigation system or installing new energy efficient systems;
•energy efficiency programs for new and existing homes including electric heating, ventilation and cooling equipment, as well as energy efficient building techniques, air duct sealing, and energy efficient lighting;
•incentives to industrial and commercial customers for acquiring energy efficient equipment, and using energy efficiency techniques for operational and management processes;
•demand response programs to reduce peak summer demand through the voluntary cycling of central air conditioners for residential customers, interruption of irrigation pumps, and reduction of commercial and industrial demand through actions taken by business owners and operators; and
•participation in the Northwest Energy Efficiency Alliance, which supports market transformation efforts across the region.

In 2020, Idaho Power’s energy efficiency programs reduced energy usage by approximately 195,000 MWh compared with 205,000 in 2019. For 2020, Idaho Power had a demand response available capacity of approximately 364 MW. In 2020, 2019, and 2018, Idaho Power expended approximately $51 million, $49 million, and $44 million, respectively, on both energy efficiency and demand response programs. Funding for these programs is provided through a combination of the Idaho and Oregon energy efficiency tariff riders, base rates, and the power cost adjustment mechanisms. Energy efficiency program expenditures funded through the riders are reported as an operating expense with an equal amount of revenues recorded in other revenues, resulting in no net impact on earnings.

Environmental, Social, and Governance Initiatives

IDACORP’s and Idaho Power’s boards of directors, with considerable focus from the corporate governance and nominating committee, are responsible for the oversight of the companies’ environmental, social, and governance (ESG) initiatives and are regularly informed of the goals, measures, and results of the companies' ESG and sustainability programs. IDACORP and Idaho Power publicly release annual sustainability reports and the most current sustainability report is located on Idaho Power’s website, together with other information on ESG issues relevant to Idaho Power. The sustainability reports and related website content are not incorporated by reference into this 2020 Annual Report. IDACORP’s and Idaho Power’s ESG initiatives include:

•establishing responsible management goals and long-term strategies related to the companies’ impact on the environment; such as
◦the "Clean Today, Cleaner Tomorrow.®" goal to provide Idaho Power's customers with 100-percent clean energy by 2045
◦the sustainability benefits from the Boardman-to-Hemingway transmission project, which includes integrating renewable energy generation and deferring or eliminating the need for development of additional fossil-fueled resources,
◦continuing various environmental stewardship programs along the Snake River, including fish habitat preservation, water temperature reduction, and fish and plant restoration,
◦wildfire mitigation planning and actions, and
◦wildlife habitat, archaeological and cultural resource, and raptor protection stewardships;
•operational excellence in providing reliable, affordable, and clean energy;
•engaging and empowering Idaho Power’s workforce (including succession planning at all levels, employee development, leadership education, retirement planning education, and providing competitive compensation and benefits, including post-retirement benefits);
•promoting a culture of safety, diversity, equity, and inclusiveness for all employees; and
•building strong community partnerships for healthy, sustainable economic development in Idaho Power’s service area.

Reducing Carbon Emissions Intensity: Carbon emissions intensity is a measure of the pounds of carbon dioxide (CO2) emitted per MWh of energy generated. Idaho Power tracks carbon emissions intensity to measure the impact of its efforts to reduce carbon emissions relative to growing power demand in its service area. Idaho Power has actively engaged in voluntary carbon emissions intensity reduction over the past decade with an original goal to reduce emissions 10-15 percent from the baseline year of 2005 levels. Idaho Power has achieved and furthered the reduction goal several times. Idaho Power increased the goal to reduce carbon emission intensity by at least 15-20 percent for the period from 2010 to 2020, and exceeded this goal with an estimated average reduction of 29 percent over that period compared with 2005. In May 2020, IDACORP’s and Idaho Power’s boards of directors approved an increased goal to reduce carbon emission intensity by 35 percent for the period from 2021-2025 compared with 2005.

Reduction in Coal-Fired Generation: Idaho Power monitors environmental requirements and assesses whether environmental control measures are or remain economically appropriate. Continued review of the economic appropriateness of further investments in coal-fired plants was included in an IPUC order in February 2014, in which the IPUC requested that Idaho Power continue monitoring environmental requirements at a national level and account for their impact in resource planning and promptly apprise the IPUC of developments that could impact the company's continued reliance on the North Valmy plant as a coal-fired resource. In 2017 and 2018, the IPUC and OPUC approved settlement stipulations allowing accelerated depreciation and cost recovery for the North Valmy plant in connection with Idaho Power's plan to end its participation in the operation of units 1 and 2. Idaho Power ended its participation in the operation of unit 1 in December 2019, as planned, and plans to end its participation in unit 2 no later than the end of 2025. The plan to end Idaho Power's participation in operations of units 1 and 2 at the North Valmy plant was based primarily on the economics of operating the plant. The settlement stipulations are described in Part II, Item 7 - MD&A - "Regulatory Matters” in this report.

In October 2020, Idaho Power and co-owner Portland General Electric ceased coal-fired operations at their Boardman power plant consistent with Idaho Power's continued path away from coal-fired generation.

Environmental Regulation and Costs

Idaho Power's activities are subject to a broad range of federal, state, regional, and local laws and regulations designed to protect, restore, and enhance the quality of the environment. Environmental regulation impacts Idaho Power’s operations due to the cost of installation and operation of equipment and facilities required for compliance with environmental regulations, the modification of system operations to accommodate environmental regulations, and the cost of acquiring and complying with permits and licenses. In addition to generally applicable regulations, Idaho Power's co-owned coal-fired power plants, natural gas combustion turbine power plants, and hydropower generating plants are subject to a broad range of environmental requirements, including those related to air and water quality, waste materials, and endangered species. For a more detailed discussion of these and other environmental issues, refer to Item 7 - MD&A - "Environmental Matters" in this report.

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

	2021	2022-2023
Capital expenditures:
License compliance and relicensing efforts at hydropower facilities	$23	$62
Investments in equipment and facilities at thermal plants	5	18
Total capital expenditures	$28	$80
Operating expenses:
Operating costs for environmental facilities - hydropower	$20	$40
Operating costs for environmental facilities - thermal	11	21
Total operations and maintenance	$31	$61

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

Idaho Power is actively pursuing the relicensing of the HCC, its largest hydropower generation source. As of the date of this report, Idaho Power is unable to predict the timing of issuance by the FERC of any license order or the ultimate capital investment and ongoing operating and maintenance costs Idaho Power will incur in complying with any new license. However, Idaho Power estimates that the annual costs it will incur to obtain a new long- term license for the HCC, including AFUDC, are likely to range from $30 million to $40 million until issuance of the license. Subsequent to the issuance of a new license, Idaho Power expects to incur increased annual operating and maintenance costs to comply with the requirements of any new license.

Human Capital

Idaho Power is passionate about powering lives with reliable, affordable, and clean energy. Idaho Power believes that it will prosper by committing to the needs, safety, and success of its customers, communities, employees and owners. Idaho Power relies on its foundational core values to guide its plan and actions: safety first; integrity always; and respect for all.

To further its mission, Idaho Power’s human capital programs are designed to attract, retain, and develop the highest quality employees. Idaho Power believes it maintains a good relationship with its employees due to a strong safety culture, respectful and inclusive environment, opportunities for development, and competitive compensation and benefits. Idaho Power regularly conducts employee engagement surveys to seek feedback from its employees on a variety of topics, including safety reporting, support for development, understanding of the company’s initiatives, communication, and being treated with respect and feeling valued. Idaho Power shares the survey results with employees, and senior management incorporates the results of the surveys in their action plans in order to respond to the feedback and improve employee relations.

As of December 31, 2020, IDACORP had 1,943 full-time employees, 1,932 of whom were employed by Idaho Power and 11 of whom were employed by Ida-West. IDACORP had 7 part-time employees, 5 of whom were employed by Idaho Power. Of IDACORP's full-time employees, 55 percent have worked at the company for over 10 years as of the date of this report. All IDACORP and Idaho Power employees work in the United States. As of the date of this report, no Idaho Power employees are represented by unions.

Board and Board Committee Oversight: IDACORP’s and Idaho Power’s boards of directors provide oversight for the companies’ human capital management. The companies’ management updates the full board of directors and its committees regularly on safety metrics, total rewards for employees, benefit and pension programs, succession planning and training programs, and diversity, equity, and inclusion initiatives, among other things. Each committee of the board of directors is delegated and takes on specific roles in this oversight. The compensation committee is responsible for overseeing employee compensation and benefit plans and general labor issues. The audit committee is responsible for overseeing risk management, including compliance with the code of business conduct and physical security risks relating to employees. The corporate governance and nominating committee is responsible for overseeing risks associated with governance and social issues associated with employees as part of its ESG risk oversight function.

Safety: Idaho Power is committed to the safety of its employees, customers, and the communities it serves. Idaho Power believes that safe, engaged, and effective employees are critical to the company’s success and that the company’s record of safety helps keep its service reliable and affordable. Idaho Power consistently ranks in the top 30 percent of all United States utilities in safety performance. Reflective of Idaho Power's focus on safety, the company’s Occupational Health and Safety Administration recordable injury rate was below the industry average rate during four of the past five years, and its safety metrics in 2019 and 2020 were the strongest in the company’s history.
In response to the COVID-19 pandemic, Idaho Power implemented significant changes that it determined were in the best interest of its employees, as well as the communities in which it operates, in addition to complying with government regulations. While the nature of Idaho Power’s industry necessitated that much of its field-based workforce continue to operate in the field, Idaho Power implemented numerous measures to help ensure the safety of those employees, and the public, amidst the pandemic. Most of Idaho Power’s non-field employees worked remotely beginning in March 2020 and remain working remotely as of the date of this report. For more information on the Idaho Power's response to the COVID-19 pandemic, see the “Executive Overview” section of Part II, Item 7 – MD&A.

Total Rewards: Idaho Power provides its employees with competitive pay and benefits, based in large part on salary studies and market data. Idaho Power utilizes a structured compensation schedule and regularly conducts compensation analyses that helps mitigate the potential for gender, race, or ethicity-based disparities in compensation. Beyond base salaries and incentive compensation, benefits for all full-time employees include an employee savings (401(k)) plan and company matching contributions, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, parental leave, employee assistance programs, and tuition assistance. Currently after five years of employment, a full-time employee vests in Idaho Power’s defined benefit pension plan. Idaho Power also ties annual employee incentive compensation to metrics based on the categories of earnings, power system reliability, and customer satisfaction reflective of broad stakeholder interests and each employee's contribution.

Idaho Power delivers a variety of training opportunities and provides rotational assignment and continuous learning and development opportunities to all employees without regard to race, color, religion, national origin, sex (including pregnancy), age, sexual orientation, gender identity, genetic information, veteran status, physical or mental disability, or marital status. Idaho Power's talent development programs, overseen by a talent development team in the Human Resources department, are designed to help employees achieve their career goals, build management skills, and lead their organizations.

Idaho Power also encourages and enables its employees to support many charitable causes. This includes volunteer program engagement promoted by the company or employees. Idaho Power also has an employee-led organization called the “Employee Community Funds,” which administers charitable contributions from employees; Idaho Power matches a portion of employee donations, which supplements the company’s separate charitable contributions.

Diversity, Equity, and Inclusion: One of Idaho Power’s core values as a company is “respect for all.” IDACORP’s and Idaho Power’s Code of Business Conduct, available publicly on IDACORP’s website, states Idaho Power's position that employees deserve a workplace where they can be treated in a professional and respectful manner, and each of the company's employees has the responsibility to create and maintain such an environment. In furtherance of this core value, Idaho Power posts its "Our Commitment to Each Other" initiative on its website which promotes an inclusive company environment as follows:

At Idaho Power, we are committed to an inclusive environment where we are all valued, respected and given equal consideration for our contributions. We believe that to be successful as a company we must be able to innovate and adapt, which only happens when we seek out and value diverse backgrounds, opinions and perspectives. Our collaborative environment thrives when we are engaged, feel we belong and are empowered to do our best work. We are a stronger company when we stand together and embrace our differences.

As of December 31, 2020, 36 percent of Idaho Power’s senior management were women, 21 percent of its officers were women, and 45 percent of its board of directors were women. Idaho Power also has programs in place to encourage STEM participation, training to minimize bias and ensure a respectful and inclusive workplace, community outreach to underserved communities, and partnerships with multiple diversity-focused organizations.

IDACORP FINANCIAL SERVICES, INC.

IFS invests in real estate projects, such as affordable housing developments, which provide a return principally by reducing federal and state income taxes through tax credits and accelerated tax depreciation benefits. IFS has focused on a diversified approach to its investment strategy in order to limit both geographic and operational risk with most of IFS’s investments having been made through syndicated funds. At December 31, 2020, the unamortized amount of IFS’s portfolio was approximately $28 million ($128 million in gross tax credit investments, net of $100 million of accumulated amortization). IFS generated tax credits of $5.3 million in 2020, $2.9 million in 2019, and $2.6 million in 2018. In 2020, IFS received no distributions related to fully-amortized affordable housing investments. In 2019 and 2018, IFS received distributions related to fully-amortized affordable housing investments that reduced IDACORP's income tax expense by $3.2 million and $0.3 million, respectively.

IDA-WEST ENERGY COMPANY

Ida-West operates and has a 50 percent ownership interest in nine hydropower projects that have a total nameplate capacity of 44 MW. Four of the projects are located in Idaho and five are in northern California. All nine projects are “qualifying facilities” under PURPA. Idaho Power purchased all of the power generated by Ida-West’s four Idaho hydropower projects at a cost of approximately $9 million in both 2020 and 2019 and $10 million in 2018.

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

RYAN N. ADELMAN, 46
•Vice President of Power Supply of Idaho Power Company, August 2020 - present
•Vice President of Transmission & Distribution, Engineering and Construction of Idaho Power Company, October 2019 - August 2020
•Regional Manager for the Southeast Region of Idaho Power Company, January 2018 - October 2019
•Transmission & Distribution Projects Senior Manager of Idaho Power Company, January 2015 - December 2017

BRIAN R. BUCKHAM, 42
•Senior Vice President and General Counsel of IDACORP, Inc. and Idaho Power Company, February 2017 - present
•Vice President and General Counsel of IDACORP, Inc. and Idaho Power Company, April 2016 - February 2017
•In-house legal counsel of IDACORP, Inc. and Idaho Power Company, April 2010 - March 2016

MITCH COLBURN, 37
•Vice President of Planning, Engineering and Construction of Idaho Power Company, August 2020 - present
•Director of Engineering and Construction of Idaho Power Company, March 2020 - August 2020
•Director of Resource Planning and Operations of Idaho Power Company, January 2018 - March 2020
•Senior Manager, Transmission & Distribution Strategic Projects of Idaho Power Company, April 2017 - January 2018
•Engineering Leader, 500 kV and Joint Projects, Idaho Power Company, January 2015 – April 2017

SARAH E. GRIFFIN, 51
•Vice President of Human Resources of Idaho Power Company, October 2019 - present
•Director of Human Resources of Idaho Power Company, May 2014 - October 2019

LISA A. GROW, 55
•President and Chief Executive Officer of IDACORP, Inc. and Idaho Power Company, June 2020 - present
•President of Idaho Power Company, October 2019 - June 2020
•Senior Vice President and Chief Operating Officer of Idaho Power Company, April 2016 - October 2019
•Senior Vice President of Operations of Idaho Power Company, January 2016 - March 2016

JAMES BO D. HANCHEY, 45
•Vice President of Customer Operations and Chief Safety Officer of Idaho Power Company, October 2019 - present
•Customer Service Senior Manager of Idaho Power Company, February 2018 - October 2019
•Regional Manager of Southern Region of Idaho Power Company, May 2014 - February 2018

 STEVEN R. KEEN, 60
•Senior Vice President and Chief Financial Officer of IDACORP, Inc. and Idaho Power Company, March 2020 - present
•Senior Vice President, Chief Financial Officer and Treasurer of IDACORP, Inc. and Idaho Power Company, May 2014 - March 2020

JEFFREY L. MALMEN, 53
•Senior Vice President of Public Affairs of IDACORP, Inc. and Idaho Power Company, April 2016 - present
•Vice President of Public Affairs of IDACORP, Inc. and Idaho Power Company, October 2008 - March 2016

KEN W. PETERSEN, 57
•Vice President, Chief Accounting Officer and Treasurer of IDACORP, Inc. and Idaho Power Company, March 2020 - present
•Vice President, Controller and Chief Accounting Officer of IDACORP, Inc. and Idaho Power Company, January 2014 - March 2020

ADAM RICHINS, 42
•Senior Vice President and Chief Operating Officer of Idaho Power Company, October 2019 - present
•Vice President of Customer Operations and Business Development of Idaho Power Company, March 2017 - October 2019
•General Manager of Customer Operations, Engineering and Construction, January 2014 - February 2017

ITEM 1A. RISK FACTORS

IDACORP and Idaho Power operate in a highly regulated industry and business environment that involves significant risks, many of which are beyond the companies' control. The circumstances and factors set forth below should not be considered a complete list of potential risks that the companies may encounter. These risk factors may have a material impact on the business, financial condition, or results of operations of IDACORP and Idaho Power and could cause actual results or outcomes to differ materially from those discussed in any forward-looking statements. These risk factors, as well as other information in this report, including without limitation, in Part II - Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Matters Impacting Future Results" in this report, and information in other reports the companies file with the SEC, may be important to understanding any statement in this 2020 Annual Report or elsewhere and should be considered carefully when making any investment decisions relating to IDACORP or Idaho Power.

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

Utility-Specific Regulatory Risks

Utility-specific regulatory risk includes the risks that federal, state, or local regulators may impose additional requirements and costs on Idaho Power and the utility industry, reduce authorized rates of return or otherwise adversely affect recovery of costs and the opportunity to earn a return on investments, or require Idaho Power as a utility to make adverse changes to its business models, strategies, and practices.

State or federal regulators may not approve customer rates that provide timely or sufficient recovery of Idaho Power's costs or allow Idaho Power to earn a reasonable rate of return, which could cause IDACORP's and Idaho Power's financial condition and results of operations to be adversely affected. The prices that the IPUC and OPUC authorize Idaho Power to charge customers for its retail services, and the tariff rate that the FERC permits Idaho Power to charge for its transmission services, are significant factors influencing IDACORP’s and Idaho Power’s business, results of operations, liquidity, and financial condition. Idaho Power's ability to recover its costs and earn a reasonable rate of return can be affected by many regulatory factors, including the timing difference between when Idaho Power incurs costs and when Idaho Power recovers those costs in customers’ rates (often called "regulatory lag" in the utility industry), and differences between the costs included in rates and the amount of actual costs incurred. Idaho Power is often required to incur costs before the IPUC, OPUC, or FERC approves the recovery of those costs, such as construction costs for new facilities, changes in the long-term cost-effectiveness or changes to the operating conditions of Idaho Power's assets that could result in early retirements of utility facilities, the costs of compliance with legislative and regulatory requirements, increased funding levels of Idaho Power's defined benefit pension plan, and the costs of damage from fires, weather-related events, and natural disasters. The IPUC, OPUC, and FERC may not allow Idaho Power to recover some or all of those costs on the basis that they find Idaho Power did not reasonably or prudently incur those costs or for other reasons. The IPUC and OPUC may adopt different methods of calculating the allocation of the total utility costs in their respective jurisdictions, resulting in certain costs excluded in both states. Ratemaking has generally been premised on estimates of historic costs based on a test year, so if a given year’s actual costs are higher than historic costs, rates may not be sufficient to cover actual costs. While rate regulation is also premised on the assumption that rates established are fair, just, and reasonable, regulators have considerable discretion in applying this standard.

Economic, political, legislative, public policy, or regulatory pressures may lead stakeholders to seek rate reductions or refunds, limits on rate increases, or lower allowed rates of return on investments for Idaho Power. The ratemaking process typically involves multiple intervening parties, including governmental bodies, consumer advocacy groups, and customers, generally with the common objective of limiting rate increases or even reducing rates. In the past, Idaho Power has been denied recovery, or required to defer recovery pending the next general rate case, including denials or deferrals related to capital expenditures for long-term project expenses. Adverse outcomes in regulatory proceedings, or significant regulatory lag, may cause Idaho Power to incur increased project costs or result in cancellation of projects, or to record an impairment of its assets or otherwise adversely affect cash flows and earnings. This may also result in lower credit ratings, reduced access to capital and higher financing costs, and reductions or delays in planned capital expenditures.

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

Idaho Power's regulatory cost recovery mechanisms may not function as intended and are subject to change or elimination, which may adversely affect IDACORP's and Idaho Power's financial condition and results of operations. Idaho Power has power cost adjustment mechanisms in its Idaho and Oregon jurisdictions and a fixed cost adjustment mechanism in Idaho. The power cost adjustment mechanisms track Idaho Power’s actual net power supply costs (primarily fuel and purchased power less wholesale energy sales) and compare these amounts to net power supply costs being recovered in retail rates. A majority of the differences between these two amounts is deferred for future recovery from, or refund to, customers through rates. Volatility in power supply costs continues to be significant, in large part due to fluctuations in hydropower generation conditions and high costs for the purchase of renewable energy under mandatory long-term contracts. While the power cost adjustment mechanisms function to mitigate the potentially adverse impact on net income of power supply cost volatility, the mechanisms do not eliminate the cash flow impact of that volatility. When power costs rise above the level recovered in current retail rates, Idaho Power incurs the costs but recovery of those costs is deferred to a subsequent collection period, which can adversely affect Idaho Power’s operating cash flow and liquidity until those costs are recovered from customers. The fixed cost adjustment mechanism is a decoupling mechanism that allows Idaho Power to charge Idaho residential and small commercial customers when it recovers less than the base level of fixed costs per customer that the IPUC authorized for recovery in the most recent general rate case. The power cost and fixed cost adjustment mechanisms are generally subject to change at the discretion of applicable state regulators, who could decide to modify or eliminate either mechanism in a manner that adversely impacts IDACORP's and Idaho Power's financial condition, cash flows, and results of operations.

The COVID-19 coronavirus outbreak could adversely affect IDACORP's and Idaho Power's business functions, financial condition, and results of operations. The COVID-19 coronavirus outbreak has resulted in widespread impacts on the global economy and on Idaho Power's employees, customers, contractors, and suppliers, and there is considerable uncertainty regarding the duration of the COVID-19 pandemic. Authorities have implemented various measures to reduce the spread of the virus, such as travel bans and restrictions, quarantines, and other restrictive orders and mandates (including those in effect in Idaho Power's service area in the states of Idaho and Oregon), as well as business and government shutdowns. While governmental authorities have eased some restrictions and vaccines are becoming available, it is possible that an increase in COVID-19 cases could prompt a return to tighter restrictions in some or all of the states and countries in which Idaho Power and its contractors and suppliers operate. Restrictions of this nature are difficult to predict and may cause Idaho Power or its contractors to miss milestones on construction projects and experience operational delays, delay the delivery of electrical infrastructure and other supplies that it sources from around the globe, delay the connection of electric service to new customers, prolong the time period necessary to perform maintenance of our infrastructure, and significantly reduce the use of electricity by commercial and industrial customers.

Further, while Idaho Power has modified certain business and workforce practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events, and conferences) to conform to government restrictions and best practices encouraged by government and regulatory authorities, Idaho Power has a limited number of highly skilled operators for some of its critical power plants and its grid operations centers. If a large proportion of Idaho Power's employees in those critical facilities, however, were to contract COVID-19 at the same time, Idaho Power would rely upon its business continuity plans in an effort to continue operations at those facilities. There is no certainty that such measures will be sufficient to mitigate the adverse impact to its operations.

Additionally, the uncertainty around and impacts of COVID-19 on IDACORP’s and Idaho Power’s business operations and access to capital, on their customers, and on the utility industry and economy as a whole, could adversely impact IDACORP’s common stock price, financial condition, and business operations. For example, the costs related to Idaho Power's noncontributory defined benefit pension plan, as well as a defined benefit postretirement benefit plan (consisting of health care and death benefits) that covers eligible retirees, are based in part on the value of the plans’ assets and, therefore, adverse investment performance for these assets or the failure to maintain sustained growth in pension investments over time could increase its plan costs and funding requirements related to the plans. Similarly, IDACORP and Idaho Power rely on access to the capital markets to fund capital requirements. To the extent that access to the capital markets is adversely affected by COVID-19, IDACORP and Idaho Power may need to consider alternative sources of funding, such as existing or additional credit facilities, for its operations and for working capital, which may increase its cost of, as well as adversely impact its access to, capital. Increased volatility or significant disruptions in the global financial markets due to COVID-19 could impact IDACORP's and Idaho Power's ability to comply with debt covenants. These uncertain economic conditions may also result in the inability of Idaho Power's customers to pay for electric service, which could affect the collectability of its revenues and adversely affect its financial results.

The degree to which COVID-19 may impact IDACORP's and Idaho Power's liquidity, financial condition, and results of operations is unknown at this time and will depend on future developments, including the continuing spread of the virus, the severity of the disease, the duration of the outbreak, the deployment rate of the vaccines, actions that may be taken by governmental authorities, and to what extent normal economic and operating conditions can and will resume.

Operational Risks

Operational risk relates to risks arising from the systems, assets, processes, people, and external factors that affect the operation of IDACORP's or Idaho Power's businesses.

Changes in customer growth and customer usage may negatively affect IDACORP's and Idaho Power's business, financial condition, and results of operations. Changes in the number of customers and customers' use of electricity are affected by a number of factors, such as population growth or decline in Idaho Power's service area, expansion or loss of service area, changes in customer needs and expectations, adoption rates of energy efficiency measures, customer-generated power such as from solar panels and gas-fired generators, demand-side management requirements, regulation or deregulation, and adverse economic conditions. An economic downturn or recession, as a result of the COVID-19 pandemic or otherwise, could also negatively impact customer use and reduce revenues and cash flows, thus adversely affecting results of operations. Many electric utilities, including Idaho Power, have experienced a decline in usage per customer, in part attributable to energy efficiency activities. State or federal regulations may be enacted to encourage or require mandatory energy conservation or technological advances that increase energy efficiency, which could further reduce usage per customer. Also, changing customer needs and expectations and increased competition from customer-owned generation could lead to lower customer satisfaction, reduced loyalty, difficulty in obtaining rate increases, legislation to deregulate electric service, and customers seeking alternative sources of energy and electric service. If customers choose to generate their own energy, discontinue a portion or all service from Idaho Power, or replace electric power for heating with natural gas, demand for Idaho Power's energy may decline and adversely impact the affordability of its services for remaining customers. While Idaho Power has recently experienced a net growth in usage due to an increase in the number of customers, when adjusted for the impacts of weather, the average monthly usage on a per customer basis for Idaho Power's residential customers has declined from 1,035 kWh in 2011 to 947 kWh in 2020. Rate mechanisms, such as the Idaho fixed cost adjustment for residential and small commercial customers, are designed to address the financial disincentive associated with promoting energy efficiency activities, but there is no assurance that the mechanism will result in full or timely collection of Idaho Power's fixed costs, which are currently collected in large part through the company's volume-based energy rates that are based on historical sales volume. Any undercollection of fixed costs would adversely impact revenues, earnings, and cash flows. The formation of municipal utilities or similar entities for distribution systems within Idaho Power's service area could also result in a load decrease. The loss of loads resulting from some of these events may result in excess infrastructure and stranded costs and require IDACORP and Idaho Power to modify or eliminate large generation or transmission projects. This could in turn result in reduced revenues as well as write-downs or write-offs if regulators determine that the costs of the projects were incurred imprudently, which could have a material adverse impact on IDACORP's and Idaho Power's financial condition, results of operations, and cash flows.

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

Changes in weather conditions, severe weather, and the impacts of climate change can adversely affect IDACORP's and Idaho Power's operating results and cause them to fluctuate seasonally. Idaho Power's electric power sales are seasonal, with demand in Idaho Power's service area peaking during the hot summer months, with a secondary peak during the cold winter months. Electric power demands by irrigation customers in Idaho Power's service area, which are impacted by temperatures and the timing and amount of precipitation, can also create significant seasonal changes in usage. Seasonality of revenues may be further impacted by Idaho Power's tiered rate structure, under which rates charged to customers are often higher during higher-load periods, such as hot summers and cold winters. Market prices for power also often increase significantly during these peak periods, at times when Idaho Power is required to purchase power in the wholesale markets to meet customer demand. While Idaho Power has regulatory mechanisms to help mitigate the impact of weather on power supply costs, there is no assurance that it will continue to receive such regulatory protection in the future. By contrast, when temperatures are relatively mild or where precipitation supplants irrigation systems, loads are often lower as customers are not using electricity for heating and air conditioning or irrigation purposes. Thus, weather conditions and the timing and extent of precipitation can cause IDACORP's and Idaho Power's results of operations and financial condition to fluctuate seasonally, quarterly, and from year to year.

Climate change could also have significant physical effects in Idaho Power’s service area, such as increased frequency and severity of storms, lightning, droughts, heat waves, fires, floods, snow loading, and other extreme weather events. These extreme weather events and their associated impacts could damage transmission, distribution, and generation facilities, causing service interruptions and extended or mass outages, increasing costs and other operating and maintenance expenses, including emergency response planning and preparedness expenses, and limiting Idaho Power's ability to meet customer energy demand. Sustained drought conditions or decreased snow pack due to reduced precipitation or higher temperatures are likely to decrease power generation from hydropower plants.

Idaho Power's customers' energy needs vary with weather and to the extent weather conditions are affected by climate change, customers' energy use could increase or decrease. Increased energy use due to weather changes may require Idaho Power to invest in generating assets and transmission and distribution infrastructure, while decreased energy use due to weather changes may result in decreased revenues. Extreme weather conditions creating high energy demand may raise wholesale electricity prices for power that Idaho Power purchases to serve customers, increasing the cost of energy Idaho Power provides to its customers, and at the same time can increase the revenues Idaho Power receives for wholesale market sales of excess generation during regional extreme weather events. Variations in hydropower generation that increase Idaho Power's reliance on market purchases may lead to more costly power supply sources for its customers and reduce benefits from selling surplus hydropower in the wholesale market. The price of power in the wholesale energy markets tends to be higher during periods of high regional demand that tends to occur with weather extremes, which may cause Idaho Power to purchase power in the wholesale market during peak price periods, increasing power supply costs. Idaho Power has in place mechanisms to help mitigate the effects of energy market price volatility, but there is no assurance these mechanisms will continue to be in place or function as intended.

The costs of repairing and replacing infrastructure or liability for personal injury, loss of life, and property damage from utility equipment that fails, including as a result of significant weather and weather-related events and fires, may not be covered in full by insurance. Costs incurred in connection with such events might also not be recovered through customer rates if the costs incurred are greater than those allowed for recovery by regulators.

In addition, state and federal legislation and regulations have been proposed in recent years and may be implemented in the future, including in the State of Oregon and by the EPA under the new Presidential Administration. These laws are intended to limit the severity and impact of climate change, such as imposing mandatory reductions in greenhouse gas emissions, which could increase Idaho Power’s power supply and compliance costs or require generation facilities to be retired early, resulting in potential stranded costs and write-downs or write-offs if Idaho Power is unable to fully recover investments in such facilities. If financial markets increasingly view climate change or greenhouse gas emissions as a financial or investment risk for electric utilities, it could negatively affect IDACORP's and Idaho Power's ability to access debt and equity capital markets on favorable terms. For additional information relating to legislation, regulations, and legal proceedings related to environmental matters, see Part II - Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters" in this report.

New advances in power generation, energy efficiency, alternative energy sources, or other technologies that impact the power utility industry could decrease customer energy demand and revenues. Advances in technology and changes in customer demand and preferences in the electric utility industry have encouraged the development of new technologies for power generation, energy storage, and energy efficiency. In particular, in recent years the net cost of solar generation and storage technology has decreased significantly, and there are federal and state regulations, laws, and other incentives in place to help further reduce the net cost of solar facilities. There is potential that customer-owned solar power generation systems, particularly if coupled with energy storage devices, could become sufficiently cost-effective and efficient that an increasing number of Idaho Power's customers choose to install such systems on their homes or businesses, which in turn could require changes in the way Idaho Power builds and manages its distribution systems, and reduce the demand for and sale of energy. Additionally, considerable emphasis has been placed on energy efficiency, such as LED lighting and high-efficiency appliances. Energy efficiency programs, including programs sponsored by Idaho Power under a directive from state regulatory commissions, are designed to reduce energy use and demand. The introduction of new technologies could pose risks in the form of reduced sales and new business models for energy services. Advances in technology that reduce the costs of alternative methods of producing electric energy could result in loss of revenue and customers. These changes in technology could also alter the channels through which customers buy or utilize energy, which could reduce Idaho Power's revenues or impact Idaho Power's expenses. A reduction in load, however, would not necessarily reduce Idaho Power's need for ongoing investments in its infrastructure to reliably serve its customers. If Idaho Power is unable to adjust its rate design or maintain adequate regulatory mechanisms allowing for timely cost recovery, declining usage from customer-owned generation sources and energy efficiency would result in under-recovery of Idaho Power's costs and investment in infrastructure, and reduce revenues, which would impact IDACORP's and Idaho Power's financial condition and results of operations.

Acts or threats of terrorism, acts of war, social unrest, cyber attacks, data or physical security breaches, and other acts of individuals or groups seeking to disrupt Idaho Power's operations or the electric power grid could require significant expenditures, or result in claims against the companies, and negatively impact IDACORP's and Idaho Power's financial condition and results of operations. Idaho Power operates in an industry that requires the continuous use and operation of sophisticated information technology systems and network infrastructure. Idaho Power's generation and transmission facilities and its grid operations are potential targets for terrorist acts and threats, acts of war, social unrest, cyber attacks, and other disruptive activities of individuals or groups, including by nation states or nation state-sponsored groups. Federal regulators have stated that the number of organizations seeking opportunities to exploit potential vulnerabilities in the United States energy infrastructure is increasing and that those attacks have become increasingly frequent and sophisticated. Some of Idaho Power's facilities are deemed "critical infrastructure," in that incapacity or destruction of the facilities could have a debilitating impact on security, reliability or operability of the bulk electric power system, national economic security, and public health and safety. The possibility that infrastructure facilities, such as generation facilities and electric transmission or distribution facilities, would be direct targets of, or indirect casualties of, an act of terror or cyber attack, including by nation states or nation state-sponsored groups (whether originating internally or externally), may affect Idaho Power's operations by limiting the ability to generate, purchase, or transmit power. Idaho Power's electric transmission systems are part of an interconnected regional grid, and therefore, it faces the risk of causing or being subject to a blackout due to grid disturbances or disruptions on a neighboring interconnected system. Cyber threats and attacks can have cascading impacts that unfold with increasing speed across networks, information systems, and other technologies. Network, information systems, and technology-related events, including those caused by IDACORP or Idaho Power, such as process breakdowns, human error, security architecture or design vulnerabilities, or by third parties, such as computer hackings, cyber attacks, computer viruses, or other destructive or disruptive software, denial of service attacks, social engineering or other malicious activities, or any combination of the foregoing, could result in a degradation or disruption in the energy grid and the services of the companies, as well as the ability to record, process, and report customer, business, and financial information. Physical or cyber attacks against key suppliers or service providers could have a similar effect on IDACORP and Idaho Power.

Terrorist attacks, acts of war, social unrest, cyber attacks, and similar incidents can create political, economic, social, or financial market instability, and can cause damage to or interference with Idaho Power’s operating assets, customers, or suppliers. This may result in business interruption, lost revenue, higher commodity prices, disruption in fuel supplies, lower energy consumption, and unstable markets, particularly with respect to electricity and natural gas, and increased security, repair, or other costs, any of which may materially adversely affect Idaho Power in ways that cannot be predicted as of the date of this report. Any of these risks could materially affect the companies’ consolidated financial results. These events, and governmental actions in response, could result in a material decrease in revenues and increase costs to protect, repair, and insure Idaho Power's assets and operate its business.

Idaho Power's operations require the continuous availability of information technology systems and network infrastructure, and in the normal course of business, Idaho Power or its vendors collect and store sensitive and confidential customer and employee information and proprietary information of Idaho Power. Idaho Power’s technology systems are dependent upon connectivity to the internet and third party vendors to host, maintain, modify, and update its systems, which may experience significant system failures or cyber attacks that could compromise the security of Idaho Power’s assets and information. During 2020 and into 2021, for example, a sophisticated security breach of a software platform used broadly across industry sectors, including the utility industry and many of the industry’s vendors, created a cyber security vulnerability for thousands of companies in the United States as well as a number of governmental entities. Any data security breaches, such as misappropriation, misuse, leakage, falsification or accidental release or loss of information maintained in IDACORP's and Idaho Power's information technology systems, including customer data, could result in violations of privacy and other laws, financial loss to Idaho Power or to its customers, customer dissatisfaction or diminished customer confidence, damage to Idaho Power’s reputation, and significant litigation and penalty exposure, all of which could materially affect Idaho Power's financial condition and results of operations. No security measures can completely shield Idaho Power's systems, infrastructure, and data from vulnerabilities to cyber attacks, human error, intrusions, or other catastrophic events that could result in their failure or reduced functionality, and ultimately the potential loss of sensitive information or the loss of Idaho Power's ability to fulfill critical business functions and provide reliable electric power to customers. Idaho Power maintains insurance related to these events; however, such insurance is subject to exclusions, and may be insufficient in amount to offset any losses, costs, or damage experienced, particularly given the potential significant magnitude of a security incident like those reported broadly in the media, and further, any such insurance may become unreasonably expensive or unavailable in the future.

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

•the ability to timely obtain labor or materials at reasonable costs;
•defaults by suppliers and contractors;
•equipment, engineering, and design failures;
•unexpected environmental and geological problems;
•the effects of adverse weather conditions;
•catastrophic events and natural disasters;
•availability of financing;
•load forecasts;
•the ability to obtain approval from local, state, or federal regulatory and governmental bodies and to comply with permits and land use rights, and environmental constraints; and
•delays and costs associated with disputes and litigation with third parties or stakeholder activism.

The occurrence of any of these risks could cause Idaho Power to operate at reduced capacity levels, which in turn could reduce revenues, increase expenses, or cause Idaho Power to incur penalties. If Idaho Power is unable to complete the permitting or construction of a project, or incurs costs that regulators do not deem prudent, it may be unable to recover its costs in full through rates or on a timely basis. Further, if Idaho Power is unable to secure permits or joint funding commitments to develop transmission infrastructure necessary to serve loads or if other resources become more economical, it may terminate those projects and, as alternatives, seek to develop additional generation facilities within areas where Idaho Power has available transmission capacity or pursue other more costly options to serve loads. To limit the timing-related risks of these projects, Idaho Power may enter into purchase orders and construction contracts and incur engineering and design service costs in advance of receiving necessary regulatory approvals or permits. If any of the projects are canceled for any reason, including Idaho Power's failure to receive necessary regulatory approvals or permits or because the project is no longer economical, Idaho Power could incur significant cancellation penalties under purchase orders or construction contracts. Additionally, termination of a project carries with it the potential for impairment of the associated asset if regulators deny full recovery of project costs. Thus, termination of a project could negatively affect IDACORP's and Idaho Power's financial condition and results of operations.

Factors contributing to lower hydropower generation can increase costs and negatively impact IDACORP's and Idaho Power's financial condition and results of operations. Idaho Power derives a significant portion of its power supply from its hydropower facilities. During 2019 and 2020, 62 percent and 54 percent, respectively, of Idaho Power's electric power from Idaho Power-owned generation was from hydropower facilities. Due to Idaho Power’s heavy reliance on hydropower generation, the impacts of climate change and factors such as precipitation and snowpack, the timing of run-off, and the availability of water in the Snake River basin can significantly affect its operations. The combination of a long-term trend of declining Snake River base flows, over-appropriation of water, and periods of drought have led to water rights disputes and proceedings among surface water and ground water irrigators and the State of Idaho. Recharging the Eastern Snake Plain Aquifer by diverting surface water to porous locations and permitting it to sink into the aquifer is one approach to the over-appropriation dispute. Diversions from the Snake River for aquifer recharge or the loss of water rights reduce Snake River flows available for hydropower generation. When hydropower generation is reduced, Idaho Power must increase its use of more expensive thermal generating resources and market power purchases; therefore, costs increase and opportunities for wholesale energy sales are reduced, reducing revenues and potentially earnings. Through its power cost adjustment mechanisms, Idaho Power expects to recover most (but not all) of the increase in net power supply costs caused by lower hydropower generation. The timing of recovery of the increased costs, however, may not occur until the subsequent power cost adjustment year, adversely affecting cash flows and liquidity.

Idaho Power’s use of coal and natural gas to fuel power generation facilities exposes it to commodity availability and price risk, which can adversely affect IDACORP's and Idaho Power's results of operations and financial condition. As part of its normal business operations, Idaho Power purchases coal and natural gas in the open market or under short-term or long-term contracts, often with variable pricing terms. Market prices for coal and natural gas are volatile and influenced by factors impacting supply and demand such as weather conditions, the adequacy and type of generating capacity, fuel transportation availability, economic conditions, regulations related to greenhouse gas emissions, changes in technology, moratoriums on federally leased coal, and increases in coal lease costs. Natural gas transportation to Idaho Power's three natural gas plants is limited to one primary pipeline, presenting a heightened possibility of supply constraint and disruptions separate from the risk of counterparty default. Most of Idaho Power's coal supply arrangements are under long-term contracts for coal originating in Wyoming, and thus Idaho Power is exposed to risk of disruption of coal production in, or transportation from, that region. Idaho Power may from time to time enter into new, or renegotiate, these long-term contracts but can provide no assurance that such contracts will be negotiated or renegotiated on satisfactory terms, or at all. There also can be no assurance that counterparties to the natural gas or coal supply agreements will fulfill their obligations to supply natural gas or coal, and they may experience regulatory, financial, or technical problems or unforeseeable events that inhibit their ability to deliver natural gas or coal. Disruptions in transportation of fuel and defaults by coal and natural gas suppliers may cause Idaho Power to seek alternative, and potentially more costly, sources of fuel or rely on other generation sources or wholesale market power purchases. Idaho Power's failure to provide service due to such disruptions may also result in fines, penalties, or cost disallowances through the regulatory process. Idaho Power may not be able to fully or timely recover these increased costs through rates and power cost adjustment mechanisms, which may adversely affect IDACORP's and Idaho Power's financial condition and results of operations.

Idaho Power’s generation, transmission, and distribution facilities are subject to numerous operational risks unique to it and its industry, including circumstances causing power outages, injuries and property damage, loss of life, and fires. Operating risks associated with Idaho Power's generation, transmission, and distribution facilities include equipment failures, volatility in fuel and transportation pricing, interruptions in fuel supplies, increased regulatory compliance costs, labor disputes or attrition, accidents and workforce safety matters, environmental damage, property damage, wildfires, acts of terrorism or sabotage (both cyber and asset-based), the loss of cost-effective disposal options for solid waste such as coal ash, operator error, and the occurrence of catastrophic events at the facilities. Diminished availability or performance of those facilities could result in reduced customer satisfaction, reputational harm, liability to third parties (including tort liability), and regulatory inquiries and fines. Operation of Idaho Power's owned and co-owned generating stations below expected capacity levels, or unplanned outages at these stations, could cause reduced energy output and lower efficiency levels and result in lost revenues and increased expenses for alternative fuels or wholesale market power purchases. Further, during high-load periods the transmission system in Idaho Power's service area is constrained, limiting the ability to transmit electric energy within the service area and access electric energy from outside the service area. Idaho Power's transmission facilities are also interconnected with those of third parties, and thus operation of Idaho Power's and third-parties' facilities could be adversely affected by unexpected or uncontrollable events. These transmission constraints and events could result in failure to provide reliable service to customers and the inability to deliver energy from generating facilities to the power grid, and the inability to access lower cost sources of electric energy. Idaho Power also enters into agreements with third-party contractors to perform work on its generation, transmission, and distribution facilities, and may in some circumstances retain liability for the quality and completion of those contractors’ work, potentially subjecting Idaho Power to penalties, liability for personal injury, loss of life, or property damage, reputational harm, or enforcement actions or liability if a contractor violates applicable laws, rules, regulations, or orders.

Accidents, terrorist acts, electrical contacts, fires, explosions, catastrophic failures, general system damage or dysfunction, uncontrolled release of water from hydropower dams, and other unplanned events related to Idaho Power's infrastructure would increase repair costs and may expose Idaho Power to liability for personal injury, loss of life, and property damage. Fires alleged to have been caused by Idaho Power's transmission, distribution, or generation infrastructure, or that allegedly result from Idaho Power’s or its contractors’ operating or maintenance practices, could also expose Idaho Power to claims for fire suppression and clean-up costs, evacuation costs, fines and penalties, and liability for economic damages, personal injury, loss of life, property damage, and environmental pollution, whether based on claims of negligence, trespass, or otherwise. The risk of wildfires is exacerbated in forested areas where beetle infestations have caused a significant increase in the quantity of standing dead and dying timber, increasing the risk that such trees may fall from either inside or outside our right-of-way into a powerline igniting a fire and increasing the magnitude of fires. A significant number of urban-wildland interfaces in and near Idaho Power's service area, and commonly hot, dry summer conditions that may worsen as a result of climate change, increase the likelihood and magnitude of damages that may be caused by fires burning into or allegedly originating from utility equipment. Further, there has been an increasing trend in the degree of annual destruction from wildfires in the western United States. Idaho Power maintains insurance coverage for such operating and event risks, but insurance coverage is subject to the terms and limitations of the available policies and may not be sufficient in amount to cover Idaho Power’s ultimate liability. Coverage limits within wildfire insurance policies could result in material self-insured costs in the event there are fires that are deemed to be separate occurrences covered by self-insured retention amounts under the terms of Idaho Power’s insurance policies. Idaho Power or its contractors and customers could also experience coverage reductions and increased wildfire insurance costs in future years. Idaho Power may be unable to fully recover costs in excess of insurance through customer rates or regulatory mechanisms and, even if such recovery is possible, it could take several years to collect. If the amount of insurance is insufficient or otherwise unavailable, and if Idaho Power is unable to fully recover in rates the costs of uninsured losses, IDACORP’s and Idaho Power’s financial condition, results of operations, or cash flows could be materially affected.

Purchases of power from renewable energy projects, and integration of power generated from those projects into Idaho Power's system, may increase costs and decrease system reliability, and adversely affect Idaho Power's and IDACORP's results of operations and financial condition. An abundance of intermittent, non-dispatchable generation from renewable energy projects interconnected with Idaho Power's system has had an impact on the operation of Idaho Power's generation plants, system reliability, power supply costs, and the wholesale power markets. Idaho Power is generally obligated under federal law to purchase power from certain renewable energy projects, regardless of the then-current load demand, availability of lower cost generation resources, or wholesale energy market prices. As of December 31, 2020, Idaho Power had federally-mandated contracts to purchase energy from 128 on-line projects with third parties. This increases the likelihood and frequency that Idaho Power will be required to reduce output from its lower-cost hydropower and fossil fuel-fired generation resources, which in turn increases power purchase costs and customer rates and impacts Idaho Power's ability to invest in additional generation and earn a reasonable return on rate base in the future. Further, balancing load and generation from Idaho Power's power generation portfolio is challenging, and Idaho Power expects that its operational and infrastructure costs will continue to increase as a result of its efforts to integrate intermittent, non-dispatchable generation from a large number of renewable energy projects. If Idaho Power is unable to timely recover those costs through its rates, power cost adjustment mechanisms, or otherwise, those increased costs may negatively affect IDACORP's and Idaho Power's results of operations, financial condition, and cash flows.

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

The impacts of a retiring workforce with specialized utility-specific functions and the inability to hire qualified third-party vendors could increase costs and adversely affect IDACORP's and Idaho Power's financial condition and results of operations. Idaho Power’s operations require a skilled workforce to perform specialized utility functions. Many of these positions, such as linemen, grid operators, engineering and design personnel, and generation plant operators, require extensive, specialized training. Idaho Power has experienced in recent years an above-average number of employee retirements and expects the increased level of retirement of its skilled workforce and persons in key positions will continue in 2021 and in the near-term. At December 31, 2020, approximately 21 percent of Idaho Power's employees were eligible for regular or early retirement under Idaho Power's defined benefit pension plan. This will require Idaho Power to attract, train, and retain new employees to help prevent a loss of institutional knowledge and avoid a skills gap. Idaho Power does not have employment contracts with its officers or key employees and cannot guarantee that any member of its management or any key employee at the IDACORP parent or any subsidiary level will continue to serve in any capacity for any particular period of time. The loss of skills and institutional knowledge of experienced employees, the failure to foster an inclusive, equitable, and diverse environment in order to hire appropriately qualified employees, the costs associated with attracting, training, and retaining such employees to replace an aging and skilled workforce, and the operational and financial costs of unionization or the attempt to unionize all or part of the companies’ workforce, could have a negative effect on IDACORP's and Idaho Power's financial condition and results of operations. Idaho Power could incur increased costs due to such turnover due to a loss of knowledge, errors due to inexperienced employees or substantial training time, loss of productivity, and increased safety compliance issues.

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

Changes in legislation, regulation, and government policy may have a material adverse effect on IDACORP’s and Idaho Power’s business in the future. Specific legislative and regulatory proposals and recently enacted legislation that could have a material impact on IDACORP and Idaho Power include, but are not limited to, tax reform, utility regulation, carbon-reduction initiatives, infrastructure renewal programs, environmental regulation, and modifications to accounting and public company reporting requirements. Further, the proposals and new legislation could have an impact on the rate of growth of Idaho Power’s customers and their willingness to expand operations and increase electric service requirements. Due to the new Presidential Administration, Idaho Power expects laws, regulations, and policies relating to environmental compliance to change and require IDACORP and Idaho Power and some of their customers to modify their business strategy or restrict activities and projects, potentially subjecting them to increased compliance costs. For example, in January 2021, the United States rejoined the Paris Agreement on climate change that requires commitments related to greenhouse gas emissions, among other things, and the new Presidential Administration has announced ambitious clean energy initiatives. Many states and localities may continue to pursue climate policies in addition to federal mandates. The state of Oregon, for instance, has been pursuing cap-and-trade legislation for greenhouse gas emissions. Idaho Power could also become subject to climate change lawsuits and an adverse outcome could require substantial expenditures and could possibly require payment of damages. IDACORP and Idaho Power expect federal, state, and local governmental authorities to implement various recent and expected future executive orders from the new Presidential Administration and are unable to predict whether and to what extent such actions will meaningfully change existing legislative and regulatory environments relevant to the companies, or if any such changes would have a net positive or negative impact on the companies. To the extent that such changes have a negative impact on the companies or Idaho Power’s customers, including as a result of related uncertainty, these changes may materially and adversely impact IDACORP’s and Idaho Power’s business, financial condition, results of operations, and cash flows.

Changes in income tax laws and regulations, or differing interpretation or enforcement of applicable laws by the U.S. Internal Revenue Service or other taxing jurisdictions, could have a material adverse impact on IDACORP’s or Idaho Power’s financial condition and results of operations. IDACORP and Idaho Power must make judgments and interpretations about the application of the law when determining the provision for income taxes. Amounts of income tax-related assets and liabilities involve judgments and estimates of the timing and probability of recognition of income, deductions, and tax credits, which are subject to challenge by taxing authorities. These judgments may include estimates for potential outcomes regarding tax positions that may be subject to challenge by the taxing authorities. Disputes over interpretations of tax laws may be settled with the taxing authority in examination, upon appeal, or through litigation. In recent years, state regulatory mechanisms with income tax-related provisions (such as Idaho Power's May 2018 Idaho tax reform settlement stipulation with the IPUC), have significantly impacted IDACORP's and Idaho Power's results of operations. Due to the new Presidential Administration, IDACORP and Idaho Power expect tax reform legislation could be enacted that may increase the companies' federal and state tax rates and reporting obligations. The outcome of potential future income tax proceedings or laws, or the state public utility commissions' treatment of those outcomes, could differ materially from the amounts IDACORP and Idaho Power record prior to conclusion of those proceedings, and the difference could negatively affect IDACORP’s and Idaho Power’s earnings and cash flows. Further, in some instances, the treatment from a ratemaking perspective of any net income tax expense (including from increased tax rates) or benefit could be different than IDACORP or Idaho Power anticipate or request from applicable state regulatory commissions, which could have a negative effect on their financial condition and results of operations. In addition, Idaho Power uses the regulatory flow-through income tax accounting method as described in Note 1 - "Summary of Significant Accounting Policies" to the consolidated financial statements included in this report, and potential changes in income tax laws or interpretations may impact IDACORP's and Idaho Power's income taxes and reporting obligations differently than most other companies.

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

In addition, some environmental regulations are currently subject to litigation and not yet final. As a result of this uncertainty, approaches to comply with the regulations, including available control technologies or other allowed compliance measures, are unpredictable and Idaho Power cannot foresee the potential impacts these regulations would have on Idaho Power's operations or financial condition. In 2019, Idaho Power also announced its commitment to serve customers with 100 percent clean energy by 2045, which could impact infrastructure resource decisions and costs. Idaho Power is not guaranteed timely or full recovery through customer rates or insurance of costs associated with environmental regulations, environmental compliance, its clean energy initiatives, plant closures, or clean-up of contamination. If there is a delay in obtaining any required environmental regulatory approval or if Idaho Power fails to obtain, maintain, or comply with any such approval, construction and/or operation of Idaho Power's generation or transmission facilities could be delayed, halted, or subjected to additional costs. For further discussion of environmental matters that may affect Idaho Power, see "Environmental Matters" in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report.

Obligations imposed in connection with hydropower license renewals may require large capital expenditures, increase operating costs, reduce hydropower generation, and negatively affect IDACORP's or Idaho Power's results of operations and financial condition. For the last several years, Idaho Power has been engaged in an effort to renew its federal license for its largest hydropower generation source, the Hells Canyon Complex. Relicensing includes an extensive public review process that involves numerous natural resource issues and environmental conditions. The existence of endangered and threatened species in the watershed may result in major operational changes to the region’s hydropower projects, which may be reflected in hydropower licenses, including for the Hells Canyon Complex and the American Falls facility. In addition, new interpretations of existing laws and regulations could be adopted or become applicable to hydropower facilities, which could further increase required expenditures for marine life recovery and endangered species protection and reduce the amount of hydropower generation available to meet Idaho Power’s generation requirements. Idaho Power cannot predict the requirements that might be imposed during the relicensing process, the financial impact of those requirements, whether a new multi-year license will ultimately be issued, and whether the IPUC or OPUC will allow recovery through rates of the substantial costs incurred in connection with the licensing process and subsequent compliance. Imposition of onerous conditions in the relicensing process could result in Idaho Power incurring significant capital expenditures, increase operating costs (including power purchase costs), and reduce hydropower generation, which could negatively affect results of operations and financial condition.

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

Changes in accounting standards or rules may impact IDACORP's and Idaho Power's financial results and disclosures. The Financial Accounting Standards Board (FASB) and the SEC have made and may continue to make changes to accounting standards that impact presentation and disclosures of financial condition and results of operations. Further, new accounting orders issued by the FERC could significantly impact IDACORP's and Idaho Power's reported financial condition. IDACORP and Idaho Power do not have any control over the impact these changes may have on their financial conditions or results of operations nor the timing of such changes. Idaho Power meets the requirements under GAAP to reflect the impact of regulatory decisions in its financial statements and to defer certain costs as regulatory assets until those costs are collected in rates, and to defer some items as regulatory liabilities. If recovery of these amounts ceases to be probable, if Idaho Power determines that it no longer meets the criteria for applying regulatory accounting or if accounting rules change to no longer provide for regulatory assets and liabilities, Idaho Power could be required to eliminate some or all of those regulatory assets or liabilities. Any of these circumstances could result in write-offs and have a material effect on IDACORP's and Idaho Power’s financial condition and results of operations.

Financial and Investment Risks

Financial and investment risks relate to IDACORP's and Idaho Power's ability to meet financial obligations and mitigate exposure to market risks, including liquidity risks and the ability to raise capital and cost of funding, risks related to credit ratings, credit risk, liquidity, interest rates, and commodity prices.

Volatility or disruptions in the financial markets, failure of IDACORP or Idaho Power to satisfy conditions necessary for obtaining loans or issuing debt securities, and denial of regulatory authority to issue debt or equity securities, may negatively affect IDACORP’s and Idaho Power’s ability to access capital and/or increase their cost of borrowing and ability to execute on their strategic plans. IDACORP and Idaho Power use credit facilities, commercial paper markets, and long-term debt as significant sources of liquidity and funding for operating and capital requirements and debt maturities not satisfied by operating cash flow. The credit facilities represent commitments by the participating banks to make loans and issue letters of credit. However, the ability and obligation of the participating banks to make those loans and issue letters of credit is subject to specified conditions and volatility or disruptions in the financial markets could affect the companies' ability to obtain debt financing or draw upon or renew existing credit facilities on favorable terms and comply with debt covenants. Idaho Power's ability to issue long-term debt is also subject to a number of conditions included in an indenture, and Idaho Power's ability to issue long-term debt and commercial paper is subject to the availability of purchasers willing to purchase the securities under reasonable terms or at all. Because of these limitations, IDACORP and Idaho Power may be unable to issue commercial paper or short-term or long-term debt at reasonable interest rates and terms or at all. Higher interest rates on short-term borrowings with variable interest rates could also have an adverse effect on IDACORP's and Idaho Power's operating results. Changes in interest rates may also impact the fair value of the debt securities in Idaho Power's pension funds, as well as Idaho Power's ability to earn a return on short-term investments of excess cash. Also, while the credit facilities represent a contractual obligation to make loans, one or more of the participating banks may default on their obligations to make loans under, or may withdraw from, the credit facilities.

Idaho Power is required to obtain regulatory approval in Idaho, Oregon, and Wyoming in order to borrow money or to issue securities and is therefore dependent on the public utility commissions of those states to issue favorable orders in a timely manner to permit them to finance their operations, capital expenditures, and debt maturities. IDACORP's and Idaho Power's credit facilities include financial covenants that limit the amount of debt that can be outstanding as a percentage of total capital, and Idaho Power's long-term debt has also been issued under an indenture that contains a number of financial covenants. The companies must also make specified representations in connection with request for loans and it is possible that they may be unable to do so at the time of such request, which would limit or eliminate the obligation of the banks to provide loans. Failure to maintain these representations and covenants could preclude IDACORP and Idaho Power from issuing commercial paper, borrowing under their credit facilities, or issuing long-term debt, and could trigger a default and repayment obligation under debt instruments, which could limit their ability to pursue certain projects, acquisitions, or improvements, to support future growth, and adversely impact IDACORP's and Idaho Power's financial condition, results of operations, and liquidity.

A downgrade in IDACORP’s and Idaho Power’s credit ratings could affect the companies’ ability to access capital, increase their cost of borrowing, and require the companies to post collateral with transaction counterparties. Credit rating agencies periodically review the corporate credit ratings and long-term ratings of IDACORP and Idaho Power. These ratings are premised on financial ratios and performance, the regulatory environment and rate mechanisms, the effectiveness of management, resource risks and power supply costs, and other factors. IDACORP and Idaho Power also have borrowing arrangements that rely on the ability of the banks to fund loans or support commercial paper, a principal source of short-term financing. In addition, IDACORP's or Idaho Power's credit ratings may change as a result of the differing methodologies or change in the methodologies used by the various rating agencies. Downgrades of IDACORP’s or Idaho Power’s credit ratings, or those affecting relationship banks, could limit the companies’ ability to access short- and long-term capital under reasonable terms or at all, reduce the pool of potential lenders, increase borrowing costs under existing credit facilities, limit access to the commercial paper market, require the companies to pay a higher interest rate on their debt, limit the ability of IDACORP to declare and make dividends, and require the companies to post additional performance assurance collateral with transaction counterparties. If access to capital were to become significantly constrained or costs of capital increased significantly due to lowered credit ratings, prevailing industry conditions, regulatory constraints, the volatility of the capital markets or other factors, IDACORP's and Idaho Power's ability to pursue improvements or acquisitions (including generating capacity and transmission assets, which may be necessary for future growth), liquidity, financial condition, and results of operations could be adversely affected.

Changes in the method for determining LIBOR and the potential replacement of LIBOR may affect our credit facilities and the interest rates on such borrowings. LIBOR, the London interbank offered rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. The interest rates for any borrowings under IDACORP and Idaho Power’s credit facilities, as amended in December 2019, are based on either (1) a floating rate that is equal to the highest of the prime rate, federal funds rate plus 0.5 percent, or LIBOR rate plus 1.0 percent, or (2) the LIBOR rate, plus, in each case, an applicable margin, provided that the federal funds rate and LIBOR rate will not be less than zero percent, provided that, an alternate benchmark rate selected by the administrative agent for the credit facilities and IDACORP and Idaho Power will apply during any period in which the LIBOR rate is unavailable or unascertainable. In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. On November 30, 2020, the ICE Benchmark Administration, the administrator of LIBOR, with the support of the United States Federal Reserve and the United Kingdom's Financial Conduct Authority, announced plans to consult on ceasing publication of LIBOR on December 31, 2021 for only the one week and two month LIBOR tenors, and on June 30, 2023 for all other LIBOR tenors. While this announcement extends the transition period to June 2023, the United States Federal Reserve concurrently issued a statement advising banks to stop new LIBOR issuances by the end of 2021. In the United States, the Alternative Reference Rates Committee has proposed the Secured Overnight Financing Rate (SOFR) as an alternative to LIBOR. It is not presently known whether SOFR or any other alternative reference rates that have been proposed will attain market acceptance as replacements of LIBOR. The consequences of these developments cannot be entirely predicted, but could cause IDACORP and Idaho Power to suffer from potential increases in interest rates on any borrowings.

Idaho Power’s energy risk management policy and programs relating to economically hedging commodity exposures and credit risk may not always perform as intended, and as a result, IDACORP and Idaho Power may suffer economic losses. Idaho Power enters into transactions to buy and sell power, natural gas, and transmission service, enters into transactions to hedge its positions in coal, natural gas, power, and other commodities, and enters into financial hedge transactions to mitigate in part exposure to variable commodity prices. IDACORP and Idaho Power could recognize financial losses as a result of volatility in the market value of these contracts or if a counterparty fails to perform. The derivative instruments used for hedging might not offset the underlying exposure being mitigated as intended, due to pricing inefficiencies or other terms of the derivative instruments, and any such failure to mitigate exposure could result in financial losses. Certain of Idaho Power's purchase or sale, hedging, and derivative agreements may result in the receipt of, or posting of, collateral with counterparties. Fluctuations in commodity prices that lead to the posting of collateral with counterparties negatively impact liquidity, and downgrades in Idaho Power's credit ratings may lead to additional collateral posting requirements. Idaho Power has additional indirect credit exposures to financial institutions in the form of letters of credit provided as security by power suppliers under various purchased power contracts and by vendors for infrastructure development projects. If any of the credit ratings of the letter of credit issuers were to drop below investment grade, the vendor or supplier would need to replace the security with an acceptable substitute, which may be impracticable and may expose Idaho Power to losses resulting from a vendor or supplier default. If the security were not replaced, the party could be in default under the contract and Idaho Power's remedies for default may be inadequate to fully compensate Idaho Power for its losses. Forecasts of future fuel needs and loads and available resources to meet those loads are inherently uncertain and may cause Idaho Power to over- or under-hedge actual resource needs, exposing the company to market risk on the over- or under-hedged position. To the extent that commodity markets are illiquid, Idaho Power may not be able to execute its risk management strategies, which could result in undesired over-exposure to unhedged positions that Idaho Power may not be able to collect in customer rates. The FERC may take action to limit volatility in the energy market by imposing price limits or other market restrictions to control market-based rate sales, which could adversely affect the companies' financial results. As a result, risk management actions, or the failure or inability to manage commodity availability and price and counterparty risk, may adversely affect IDACORP’s and Idaho Power’s financial condition and results of operations. Further, the bankruptcy or insolvency of a counterparty to commodity or other transactions could impair Idaho Power’s ability to collect amounts receivable from those counterparties, potentially including the ability to collect or retain collateral posted by a counterparty. Idaho Power is a participant in the energy markets, including the Western EIM, and engages in direct and indirect power purchase and sale transactions in connection with that participation. The Western EIM has collateral posting requirements based on established credit criteria, but there is no assurance the collateral will be sufficient to cover obligations that counterparties may owe each other in the Western EIM and any such credit losses could be socialized to all Western EIM participants, including Idaho Power. A significant failure of a participant in the Western EIM to make payments when due on its obligations could have a ripple effect on various Idaho Power counterparties in the power, gas, and derivative markets if those counterparties experience ancillary liquidity issues, and could generally result in a decline in the ability of Idaho Power’s counterparties to perform on their obligations.

The performance of pension and postretirement benefit plan investments, increasing health care costs, and other factors impacting plan costs and funding obligations could adversely affect IDACORP's and Idaho Power's financial condition and results of operations - primarily cash flows and liquidity. Idaho Power provides a noncontributory defined benefit pension plan covering most employees, as well as a defined benefit postretirement benefit plan (consisting of health care and death benefits) that covers eligible retirees. Costs of providing these benefits are based in part on the value of the plans' assets and, therefore, adverse investment performance for these assets or the failure to maintain sustained growth in pension investments over time could increase Idaho Power’s plan costs and funding requirements related to the plans. Idaho Power's self-insured costs of health care benefits for eligible employees and retirees have increased in recent years and Idaho Power believes that future legislative changes related to the provision of health care benefits and other external market conditions and factors, could cause such costs to continue to rise. As benefit costs continue to rise, there is no assurance that the IPUC and OPUC will continue to allow recovery.

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

If the assumptions underlying coal mine reclamation at Bridger Coal Company and related forecast trust fund growth are materially inaccurate, Idaho Power’s costs could be greater than anticipated or be incurred sooner than anticipated. Bridger Coal Company (BCC), a subsidiary of Idaho Power located in the state of Wyoming, uses both surface and underground methods to mine coal to be used for power generation at the Jim Bridger power plant. The federal Surface Mining Control and Reclamation Act and state laws and regulations establish operational, reclamation, bonding, and closure obligations and standards for mining of coal. Bridger Coal Company’s estimate of reclamation liability and bonding obligations is reviewed periodically by Idaho Power’s management committee, audit committee of the board of directors, external and internal auditors, and by government regulators. Idaho Power funds a trust and posts collateral in the form of a surety bond purchased jointly with the co-owner of BCC to cover such projected mine reclamation costs pursuant to the laws of the state of Wyoming. The trust funds are invested in debt and equity securities and poor performance of these investments would reduce the amount of funds available for their intended purpose, which could require Idaho Power to make additional cash contributions. If actual costs related to those obligations exceed estimates, government regulations relating to those obligations change significantly or unexpected cash funding obligations are required, IDACORP’s and Idaho Power’s results of operations and financial condition could be adversely affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Idaho Power's properties consist of the physical assets necessary to support its utility operations, which include generation, transmission, and distribution facilities, as well as coal assets that support one of its coal-fired generation plants. In addition to these physical assets, Idaho Power has rights-of-way and water rights that enable it to use its facilities. Idaho Power’s system is comprised of 17 hydropower generating plants located in southern Idaho and eastern Oregon, three natural gas-fired plants in southern Idaho, and interests in two coal-fired steam electric generating plants located in Wyoming and Nevada. In October 2020, Idaho Power and co-owner Portland General Electric ceased coal-fired operations at their Boardman power plant consistent with Idaho Power's continued path away from coal-fired generation. As of December 31, 2020, the system also includes approximately 4,833 pole-miles of high-voltage transmission lines, 23 step-up transmission substations located at power plants, 21 transmission substations, 9 switching stations, 31 mixed-use transmission and distribution substations, 186 energized distribution substations (excluding mobile substations and dispatch centers), and approximately 28,201 pole-miles of distribution lines.

Idaho Power holds Federal Energy Regulatory Commission (FERC) licenses for all of its hydropower projects that are subject to federal licensing. Relicensing of Idaho Power’s hydropower projects is discussed in Part II - Item 7 - MD&A – "Regulatory Matters – Relicensing of Hydropower Projects” in this report.

IDACORP's and Idaho Power's headquarters are located in Boise, Idaho. The corporate headquarters campus is comprised of approximately 305,741 square feet of owned office space. Excluding Idaho Power's power generation facilities and substations, Idaho Power owns an additional 1,129,222 square feet of office, warehouse, and industrial space to support its operations in Idaho and Oregon.

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

Through Idaho Energy Resources Co., Idaho Power owns a one-third interest in Bridger Coal Company (BCC) and coal leases near the Jim Bridger generating plant in Wyoming from which coal is mined and supplied to the plant. Ida-West holds 50-percent interests in nine hydropower plants that have a total nameplate capacity of 44 MW. These plants are located in Idaho and California.

Idaho Power's hydropower projects and other owned and co-owned generating facilities and their nameplate capacities, as of the date of this report, are included in the table below.

Project	Nameplate Capacity (kW)(1)	License Expiration
Hydropower Projects:
Properties Subject to Federal Licenses:
Lower Salmon	60,000	2034
Bliss	75,000	2034
Upper Salmon	34,500	2034
Shoshone Falls	14,729	2040
CJ Strike	82,800	2034
Upper Malad - Lower Malad	21,770	2035
Brownlee - Oxbow - Hells Canyon (Hells Canyon Complex)	1,256,500	2005	(2)
Swan Falls	27,170	2042
American Falls	92,340	2025
Cascade	12,420	2031
Milner	59,448	2038
Twin Falls	52,897	2040
Other Hydropower:
Clear Lakes - Thousand Springs	9,300
Total Hydropower	1,798,874
Steam and Other Generating Plants:
Jim Bridger (coal-fired)(3)	770,501
North Valmy Unit 2 (coal-fired)(3)(4)	145,000
Danskin (gas-fired)	270,900
Langley Gulch (gas-fired)	318,452
Bennett Mountain (gas-fired)	172,800
Salmon (diesel-internal combustion)	5,000
Total Steam and Other	1,682,653
Total Generation	3,481,527
(1) Actual generation capacity from a facility may be greater or less than the rated nameplate generation capacity.
(2) Licensed on an annual basis while the application for a new multi-year license is pending.
(3) Idaho Power’s ownership interests are one-third for Jim Bridger and 50 percent for North Valmy. Amounts shown represent Idaho Power’s share.
(4) Pursuant to an agreement with NV Energy, Idaho Power's participation in coal-fired operations of North Valmy ended in December 2019 at unit 1 and is planned to end no later than the end of 2025 at unit 2.

ITEM 3. LEGAL PROCEEDINGS

Refer to Note 11 – “Contingencies” to the consolidated financial statements included in this report.

SEC regulations require IDACORP and Idaho Power to disclose certain information about proceedings arising under federal, state or local environmental provisions if the companies reasonably believe that such proceedings may result in monetary sanctions above a stated threshold. Pursuant to the SEC regulations, the companies use a threshold of $1 million or more for purposes of determining whether disclosure of any such proceedings is required.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

IDACORP’s common stock, without par value, is traded on the New York Stock Exchange (NYSE) under the trading symbol "IDA". On February 12, 2021, there were 8,018 holders of record of IDACORP common stock. The outstanding shares of Idaho Power’s common stock, $2.50 par value, are held by IDACORP and are not traded. IDACORP became the holding company of Idaho Power on October 1, 1998.

For information regarding IDACORP's dividend policy, see Part II - Item 7 - MD&A - "Liquidity and Capital Resources - Dividends" in this report. For information relating to restrictions on dividends see, Note 7 - "Common Stock" to the consolidated financial statements included in this report.

IDACORP did not repurchase any shares of its common stock during the fourth quarter of 2020.

Performance Graph

The graph below shows a comparison of the five-year cumulative total shareholder return for IDACORP common stock, the S&P 500 Index, and the Edison Electric Institute (EEI) Electric Utilities Index. The data assumes that $100 was invested on December 31, 2015, with beginning-of-period weighting of the peer group indices (based on market capitalization) and monthly compounding of returns.

Comparison of Cumulative Total Return
$100 Invested December 31, 2015
IDACORP, Inc.
S&P 500 Index
EEI Electric Utilities Index
$250
$200
$150
$100
$50
2015
2016
2017
2018
2019
2020
Period Ending December 31

    Source: Bloomberg and EEI

	2015	2016	2017	2018	2019	2020
IDACORP	$100.00	$121.81	$141.82	$148.29	$174.52	$161.49
S&P 500	100.00	111.95	136.38	130.39	171.44	202.96
EEI Electric Utilities Index	100.00	117.44	131.20	136.01	171.09	169.11

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in this report, the general financial condition and results of operations for IDACORP and its subsidiaries and Idaho Power and its subsidiary are discussed. The discussion of IDACORP's and Idaho Power's general financial condition and results of operations for 2019 compared with 2018 can be found in their Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Annual Report). See Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2019 Annual Report for further information on the companies' prior period results of operations. While reading the MD&A, please refer to the accompanying consolidated financial statements of IDACORP and Idaho Power. Also refer to "Cautionary Note Regarding Forward-Looking Statements" and Part I - Item 1A - "Risk Factors" in this report for important information regarding forward-looking statements made in this MD&A and elsewhere in this report.

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

EXECUTIVE OVERVIEW

IDACORP is committed to its focus on competitive total returns and generating long-term value for shareholders. IDACORP’s business strategy emphasizes Idaho Power as IDACORP’s core business, since Idaho Power’s regulated electric utility operations are the primary driver of IDACORP’s operating results. This strategy is described in Part I, Item 1 - "Business - Business Strategy" of this report. Examples of IDACORP's and Idaho Power's achievements and recognitions during 2020 include:

•IDACORP achieved net income growth for a thirteenth consecutive year;
•IDACORP increased its quarterly common stock dividend from $0.67 per share to $0.71 per share, as a part of a 137 percent increase in quarterly dividends approved over the last nine years, which moved IDACORP into its target payout ratio of between 60 and 70 percent of sustainable IDACORP earnings on an annualized basis;
•Idaho Power's customer count grew 2.7 percent in 2020;
•Idaho Power’s third-party ratings for residential customer satisfaction were its highest ever – it was the top ranked utility among peers in the segment for overall customer satisfaction, and the 5th highest in the nation for business customer satisfaction;
•Idaho Power continued its strong safety performance in 2020, achieving the second lowest number of Occupational Safety and Health Administration (OSHA) recordable incidents in Idaho Power's history, only behind 2019's record safety results;
•Idaho Power continued its strong performance in system reliability in 2020, beating Idaho Power's internal target and the regional industry average;
•In October 2020, Idaho Power and co-owner Portland General Electric ceased coal-fired operations at their Boardman power plant, consistent with Idaho Power's continued path away from coal-fired generation.
•Idaho Power beat its carbon dioxide (CO2) emissions intensity goal, with an average reduction of 29 percent since 2010, and set a new goal in May 2020 to reduce emissions by 35 percent by 2025 compared with the baseline year of 2005.
•In April and June 2020, respectively, Idaho Power issued $230 million in principal amount of 4.20 percent first mortgage bonds due in 2048, and $80 million in principal amount of 1.90 percent first mortgage bonds due in 2030. Idaho Power used a portion of the bond proceeds to redeem outstanding debt. Idaho Power believes the issuances help maintain its strong liquidity position, enabling it to fund its ongoing operations, capital expenditures, and dividend payments.

Coronavirus (COVID-19) Response and Impacts

In response to the COVID-19 public health crisis, in March 2020, Idaho Power implemented its emergency management, business continuity, and enterprise pandemic plans, and in April and June 2020 issued debt to provide the company with additional liquidity and to extend maturity dates of refinanced debt. Idaho Power's internal emergency management team responded in accordance with the plans in an effort to ensure Idaho Power continues to provide reliable service to its customers during the pandemic. Idaho Power's provision of electricity to customers through its power supply, transmission, and distribution operations, as of the date of this report, continues largely uninterrupted.

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

Also in March 2020, in consideration of the COVID-19 public health crisis, Idaho Power temporarily suspended disconnections and late fees for late payment or non-payment. As approved by the IPUC in July 2020, Idaho Power resumed disconnections and accruing late fees for customers in its Idaho service area beginning in early August 2020. Commercial customers have been particularly affected by the economic impacts of the pandemic, as the response to the crisis disrupted operations of many of those customers. As many of Idaho Power's larger commercial and industrial customers are in the agriculture and food-processing industry, COVID-19 has had a smaller impact on those customers given the importance of the food that they produce, and thus mitigated in part the overall energy usage decline from those customers. Irrigation customers have also been impacted to a lesser extent. While the pandemic does not appear to have significantly affected transmission wheeling revenues to date, to the extent economies of other states continue to be negatively affected by the pandemic, transmission wheeling revenues could decrease due to overall decreases in energy loads in the western region of the United States, impacting energy prices and overall market activity regionally. Overall, Idaho Power anticipates that the disruption of economic activities in its service area and global economic conditions created by the response to the pandemic, despite the deployment of vaccines beginning in late 2020, could continue to negatively affect energy usage and associated revenues from commercial and industrial customers and will continue to increase late payments and uncollectible account write-offs. In recognition of the economic impact, Idaho Power increased its allowance for uncollectible receivables from $1.4 million at December 31, 2019, to $4.8 million at December 31, 2020, based on Idaho Power's estimate of uncollectible receivables.

In 2020, the IPUC and OPUC issued orders granting Idaho Power the authority to defer unanticipated, emergency-related expenses due to the COVID-19 public health crisis, net of any cost savings, for possible recovery through future rates. As of December 31, 2020, Idaho Power had recorded an immaterial regulatory asset for its estimate of unanticipated, emergency-related expenses, including higher bad debt expense, net of estimated savings.

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

Summary of 2020 Financial Results

The following is a summary of Idaho Power's net income, net income attributable to IDACORP, and IDACORP's earnings per diluted share for the years ended December 31, 2020, 2019, and 2018 (in thousands, except earnings per share amounts):

	Year Ended December 31,
	2020	2019	2018
Idaho Power net income	$233,235	$224,437	$222,334
Net income attributable to IDACORP, Inc.	$237,417	$232,854	$226,801
Average outstanding shares – diluted (000’s)	50,572	50,537	50,510
IDACORP, Inc. earnings per diluted share	$4.69	$4.61	$4.49

The table below provides a reconciliation of net income attributable to IDACORP for the year ended December 31, 2020, from the year ended December 31, 2019 (items are in millions and are before tax unless otherwise noted):

Net income attributable to IDACORP, Inc. - December 31, 2019		$232.9
Increase (decrease) in Idaho Power net income:
Customer growth, net of associated power supply costs and power cost adjustment mechanisms	14.0
Usage per retail customer, net of associated power supply costs and power cost adjustment mechanisms	0.9
Idaho fixed cost adjustment (FCA) revenues	(1.0)
Retail revenues per MWh, net of associated power supply costs and power cost adjustment mechanisms	(2.6)
Transmission wheeling-related revenues	(2.2)
Other operations and maintenance (O&M) expenses	3.7
Other changes in operating revenues and expenses, net	(1.7)
Increase in Idaho Power operating income	11.1
Non-operating income and expenses, net	(0.2)
Income tax expense	(2.1)
Total increase in Idaho Power net income		8.8
Other IDACORP changes (net of tax)		(4.3)
Net income attributable to IDACORP, Inc. - December 31, 2020		$237.4

IDACORP's net income increased $4.5 million for 2020 compared with 2019, due to higher net income at Idaho Power, offset partially by lower net income at IFS.

Idaho Power's customer growth of 2.7 percent added $14.0 million to Idaho Power's operating income compared with 2019. Higher sales volumes on a per-customer basis increased operating income by $0.9 million in 2020 compared with 2019, as higher usage per residential and irrigation customers was mostly offset by decreased usage per commercial and industrial customer. Residential customers used more energy due to spending more time at home during the COVID-19 public health crisis combined with weather variations that caused residential customers to use more energy at home for cooling, and offset by reduced usage for heating, which increased usage per residential customer by an estimated 1 percent in 2020 compared with 2019. Also, less precipitation in Idaho Power's service area during the spring and early summer of 2020 compared with the same time period in 2019 led to an 11 percent increase in usage per irrigation customer in 2020. A decrease of 4 percent in usage per commercial customer and 1 percent per industrial customer in 2020 compared with 2019 was largely due to the economic impacts of the COVID-19 public health crisis. The increase in sales volumes per residential customer was partially offset by the FCA mechanism (applicable to residential and small general service customers), which decreased revenues in 2020 by $1.0 million as compared with 2019.

The net decrease in retail revenues per MWh reduced operating income by $2.6 million in 2020 compared with 2019. The Idaho-jurisdiction PCA mechanism includes a cost or benefit ratio that allocates the deviations in certain net power supply expenses between customers (95 percent) and Idaho Power (5 percent). In 2019, net power supply expenses were reduced by significant wholesale energy sales. Higher wholesale energy prices during 2019 led to greater wholesale energy sales by Idaho

Power, of which 95 percent benefited customers and 5 percent benefited Idaho Power under the PCA mechanism and were the primary cause of the variance in net retail revenues per MWh between the comparison periods.

During 2020, transmission wheeling-related revenues decreased $2.2 million compared with 2019, due mostly to Idaho Power's open access transmission tariff (OATT) rates decreasing approximately 13 percent during the period from October 1, 2019, to September 30, 2020, as compared with the rates in effect from October 1, 2018, to September 30, 2019, and to a lesser extent due to lower transmission loss settlement rates in 2020 compared with 2019. These rate decreases were offset partially by an increase in wheeling volumes as warmer weather in the southwest United States and California in the summer of 2020 led to higher wholesale energy prices in those areas, which increased wholesale energy market activity in 2020. Also, Idaho Power’s OATT increased 10 percent in October 2020.

Other O&M expenses were $3.7 million lower in 2020 compared with 2019, primarily due to lower costs related to discretionary maintenance projects at Idaho Power's jointly-owned thermal generation plants. Also, other O&M expenses decreased in 2020 compared with 2019 as a result of Idaho Power's December 2019 exit from participation in unit 1 of its North Valmy plant and a decrease in labor-related costs from lower performance-based variable compensation accruals.

Based on its return on year-end equity in the Idaho jurisdiction (Idaho ROE), Idaho Power recorded no additional accumulated deferred investment tax credit (ADITC) amortization or provision against revenues for sharing of earnings with customers in 2020 or 2019 under the regulatory settlement stipulations described below in this MD&A.

The $2.1 million increase in Idaho Power income tax expense in 2020 compared with 2019 was primarily due to higher pre-tax earnings.

At IFS, a decrease in distributions from the sale of low-income housing properties led to an offsetting decrease to IDACORP net income in 2020 compared with 2019.

2021 Initiatives and Strategy

IDACORP’s strategy is focused on four areas: growing financial strength, improving Idaho Power's core business, enhancing Idaho Power’s brand, and keeping employees safe and engaged. IDACORP's board of directors has reviewed and affirmed IDACORP’s long-term strategy. In executing on these four strategic cornerstones, IDACORP seeks to balance the interests of shareowners, Idaho Power customers, employees, and other stakeholders. Idaho Power is committed to working for strong, sustainable financial results by continuing to provide safe, affordable, reliable service to its customers from diversified generation resources. For more information on the business strategy of the companies, see Part I, Item 1 – “Business - Business Strategy” in this report.

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

•Regulation of Rates and Cost Recovery: The prices that Idaho Power is authorized to charge for its electric and transmission services are a critical factor in determining IDACORP's and Idaho Power's results of operations and financial condition. Those rates are established by state regulatory commissions and the FERC and are intended to allow Idaho Power an opportunity to recover its expenses and earn a reasonable return on investment. Idaho Power focuses on timely recovery of its costs through filings with its regulators, working to put in place innovative regulatory mechanisms, and prudently managing expenses and investments. Idaho Power has regulatory settlement stipulations in Idaho that include provisions for the accelerated amortization of certain tax credits to help achieve a minimum 9.4 percent Idaho ROE. The settlement stipulations also provide for the potential sharing between Idaho Power and its Idaho customers of Idaho-jurisdictional earnings in excess of 10.0 percent of Idaho ROE. The settlement stipulation has no expiration date but the minimum Idaho ROE will revert back to 95 percent of the allowed return on equity in the next rate case. The specific terms of these settlement stipulations are described in "Regulatory Matters" in this MD&A and in Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report. During 2021, Idaho Power will continue to assess the need to file a general rate case to reset base rates, but does not anticipate filing a rate case in the next twelve months.

•Economic Conditions and Loads: Economic conditions impact consumer demand for energy, revenues, collectability of accounts, the volume of wholesale energy sales and purchases, and the need to construct and improve infrastructure.

In recent years, Idaho Power has seen growth in the number of customers in its service area. In 2020, Idaho Power's customer count grew by 2.7 percent. Idaho Power expects its number of customers to continue to increase in the foreseeable future. As noted above, Idaho Power's provision of electricity to customers through its power supply, transmission, and distribution operations continues largely uninterrupted despite the COVID-19 crisis, other than lower usage by commercial and industrial customers during 2020 compared with 2019.

In June 2019, Idaho Power released its 2019 Integrated Resource Plan (IRP), Idaho Power's long-term forecast of loads and resources, which was amended in January and October 2020. For more information on the 2019 IRP, including the load forecast assumptions Idaho Power used in its 2019 IRP, refer to "Resource Planning" in Item 1 - "Business" in this Form 10-K.

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

•Rate Base Growth and Infrastructure Investment: As noted above, the rates established by the IPUC and OPUC are determined with the intent to provide an opportunity for Idaho Power to recover authorized operating expenses and depreciation and earn a reasonable return on “rate base.” Rate base is generally determined by reference to the original cost (net of accumulated depreciation) of utility plant in service and certain other assets, subject to various adjustments for deferred income taxes and other items. Over time, rate base is increased by additions to utility plant in service and reduced by depreciation and retirement of utility plant and write-offs as authorized by the IPUC and OPUC. In recent years, Idaho Power has been pursuing significant enhancements to its utility infrastructure in an effort to maintain system reliability, ensure an adequate supply of electricity, and to provide service to new customers, including major ongoing transmission projects such as the Boardman-to-Hemingway and Gateway West projects. Idaho Power's existing hydropower and thermal generation facilities also require continuing upgrades and equipment replacement, and the company is undertaking a significant relicensing effort for the Hells Canyon Complex (HCC), its largest hydropower generation resource. Idaho Power intends to pursue timely inclusion of any significant completed capital projects into rate base as part of a future general rate case or other appropriate regulatory proceeding.

•Mitigation of Impact of Fuel and Purchased Power Expense: In addition to hydropower generation, Idaho Power relies on natural gas and coal to fuel its generation facilities and power purchases in the wholesale markets. Fuel costs are impacted by electricity sales volumes, the terms and conditions of contracts for fuel, Idaho Power's generation capacity, the availability of hydropower generation resources, transmission capacity, energy market prices, and Idaho Power's hedging program for managing fuel costs. Purchased power costs are impacted by the terms and conditions of contracts for purchased power, the rate of expansion of alternative energy generation sources such as wind or solar energy, and wholesale energy market prices. The Idaho and Oregon power cost adjustment mechanisms mitigate in large part the potential adverse impacts to Idaho Power of fluctuations in power supply costs.

•Regulatory and Environmental Compliance Costs: Idaho Power is subject to extensive federal and state laws, policies, and regulations, as well as regulatory actions and audits by agencies and quasi-governmental agencies, including the FERC, the North American Electric Reliability Corporation, and Western Electricity Coordinating Council. Compliance with these requirements directly influences Idaho Power's operating environment and affects Idaho Power's operating costs. Recently, energy industry regulators have issued substantial penalties for utilities alleged to have violated reliability and critical infrastructure protection requirements. Moreover, environmental laws and regulations, in particular, may increase the cost of operating generation plants, increase the cost of constructing new facilities, require that Idaho Power install additional pollution control devices at existing generating plants, or require that Idaho Power cease operating certain generation plants. Idaho Power, due to economic factors in part associated with the costs of compliance with environmental regulation, has accelerated the retirement dates of its jointly-owned coal-fired generating plants.

•Water Management and Relicensing of the Hells Canyon Hydropower Project: Because of Idaho Power's reliance on stream flow in the Snake River and its tributaries, Idaho Power participates in numerous proceedings and venues that may affect its water rights, seeking to preserve the long-term availability of its rights for its hydropower projects. Also, Idaho Power is involved in renewing its long-term federal license for the HCC, its largest hydropower generation source. Given the number of parties and issues involved, Idaho Power's relicensing costs have been and are expected to continue to be substantial. Idaho Power cannot currently determine the terms of, and costs associated with, any resulting long-term license.

•Wildfire Mitigation Efforts: In recent years, in the western United States, particularly in California, there has been an increasing trend in the degree of annual destruction from wildfires. A variety of factors have contributed in varying degrees to this trend including climate change, increased wildland-urban interfaces, historical land management practices, and overall wildland and forest health. While Idaho Power has not experienced the extent of catastrophic wildfires within its service area that have occurred in California and elsewhere in the western United States, Idaho Power is taking a proactive approach to wildfire threat relative to its service area. Idaho Power has drafted a Wildfire Mitigation Plan (WMP) that outlines actions Idaho Power is taking or is working to implement in the future to reduce wildfire risk and to strengthen the resiliency of its transmission and distribution system to wildfires. Idaho Power's approach to achieve these objectives includes identifying areas subject to elevated risk; system hardening programs, vegetation management, and field personnel practices to mitigate wildfire risk; incorporating current and forecasted weather and field conditions into operational practices; evaluating whether public safety power shutoffs are currently a reasonable mitigation approach; and evaluating the performance and effectiveness of the strategies identified in the WMP through metrics and monitoring. On January 22, 2021, Idaho Power filed an application with the IPUC requesting authorization to defer, for future amortization, the Idaho jurisdictional share of actual incremental O&M expenses and depreciation expense of certain capital investments necessary to implement the WMP, including incremental insurance costs, among other things. The IPUC case is described in more detail in "Regulatory Matters" in this MD&A and in Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report.

RESULTS OF OPERATIONS

This section of MD&A takes a closer look at the significant factors that affected IDACORP’s and Idaho Power’s earnings. In this analysis, the results for 2020 are compared with 2019.

The table below presents Idaho Power’s energy sales and supply (in thousands of MWh) for the last two years.

	Year Ended December 31,
	2020	2019
Retail energy sales	14,828	14,537
Wholesale energy sales	1,197	2,171
Bundled energy sales	690	680
Total energy sales	16,715	17,388
Hydropower generation	6,967	8,294
Coal generation	3,719	3,012
Natural gas and other generation	2,109	2,114
Total system generation	12,795	13,420
Purchased power	5,072	5,200
Line losses	(1,152)	(1,232)
Total energy supply	16,715	17,388

For purposes of illustration, Boise, Idaho, weather-related information for the last two years is presented in the table that follows.

	Year Ended December 31,
	2020	2019	Normal(2)
Heating degree-days(1)	4,999	5,314	5,516
Cooling degree-days(1)	1,087	1,020	941
Precipitation (inches)	14.5	14.5	11.7

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

Sales Volume and Generation: In 2020, retail sales volumes increased 2 percent compared with the prior year. Less precipitation in Idaho Power's service area during the spring and early summer of 2020 compared with the same time period in 2019 led agricultural irrigation customers to use 11 percent more energy per customer to operate irrigation pumps during 2020 compared to 2019. During 2020, usage per residential customer was approximately 1 percent higher than 2019, which was primarily due to residential customers spending more time at home due to the COVID-19 public health crisis, combined with weather variations that caused residential customers to use more energy for cooling, and offset by reduced usage for heating. Cooling degree-days in Boise, Idaho were 7 percent higher during 2020 compared with 2019 and 16 percent above normal. Also, heating degree-days were 6 percent lower during 2020 compared with 2019 and 9 percent lower than normal. The increases in sales volumes per irrigation and residential customer were partially offset by pandemic-related decreases of 4 percent and 1 percent in usage per commercial and industrial customer, respectively, compared with 2019. Customer growth increased sales volumes during 2020 compared with 2019, with the number of Idaho Power customers growing by 2.7 percent.

Wholesale energy sales volumes decreased 1.0 million MWh, or 45 percent, during 2020 compared with 2019. During the first half of 2019, regional wholesale energy prices were elevated due to below-normal temperatures in the northwest United States, lack of energy imports due to equipment maintenance, limited production from the federal hydropower system due to freezing temperatures and low water flow, and reduced capacity of northwest United States and western Canada regions' natural gas pipelines due to a natural gas pipeline that ruptured in British Columbia, Canada, during the fourth quarter of 2018. The higher regional wholesale energy prices during the first half of 2019 led to higher Idaho Power opportunistic wholesale energy sales in 2019.

Total system generation decreased 5 percent in 2020 compared with the prior year, due primarily to lower hydropower generation, offset partially by increased coal-fired generation. Hydropower generation decreased 16 percent during 2020 compared with 2019, due primarily to lower reservoir storage carryover. During 2020, economic-, operational-, and reliability-based decisions led to a 23 percent increase in coal-fired generation compared with 2019.

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

	Year Ended December 31,
	2020	2019
Retail revenues:
Residential (includes $34,409 and $35,587, respectively, related to the FCA(1))	$547,404	$526,966
Commercial (includes $1,543 and $1,336, respectively, related to the FCA(1))	293,057	295,203
Industrial	181,258	181,372
Irrigation	154,791	135,850
Deferred revenue related to HCC relicensing AFUDC(2)	(8,780)	(8,780)
Total retail revenues	$1,167,730	$1,130,611
Volume of Sales (MWh)
Residential	5,463	5,273
Commercial	4,009	4,092
Industrial	3,369	3,412
Irrigation	1,987	1,760
Total retail MWh sales	14,828	14,537
Number of retail customers at year-end
Residential	491,229	477,404
Commercial	74,409	72,855
Industrial	126	131
Irrigation	21,594	21,387
Total customers	587,358	571,777

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

Retail Revenues: Retail revenues increased $37.1 million in 2020 compared with 2019. The primary factors affecting retail revenues during the period were the following:

•Rates: Customer rates, excluding collections of amounts related to the power cost adjustment mechanism, decreased retail revenues by $0.4 million in 2020 compared with 2019. Customer rates also include adjustments related to the PCA mechanism, which increased revenues by $12.5 million in 2020 compared with 2019. The adjustments related to the PCA mechanism in rates do not have a significant effect on operating income as a corresponding amount is recorded in expense in the same period.

•Customers: Customer growth of 2.7 percent increased retail revenues by $18.8 million in 2020 compared with 2019.

•Usage: Higher usage (on a per customer basis), primarily by irrigation customers, increased retail revenues by $7.2 million during 2020 compared with 2019. Less precipitation in Idaho Power's service area during the spring and early summer of 2020 compared with the same time period in 2019 led agricultural irrigation customers to use 11 percent more energy per customer to operate irrigation pumps during 2020. Usage per residential customer was approximately 1 percent higher than 2019, which was primarily due to residential customers spending more time at home due to the COVID-19 public health crisis, combined with weather variations that caused residential customers to use more energy at home for cooling, and offset by reduced usage for heating. Cooling degree-days in Boise, Idaho were 7 percent higher during 2020 and 16 percent above normal. Also, heating degree-days were 6 percent lower during 2020 and 9 percent lower than normal. The increases in sales volumes per irrigation and residential customer were partially offset by pandemic-related decreases of 4 percent and 1 percent in usage per commercial and industrial customer, respectively, compared with 2019.

•Idaho FCA Revenue: The FCA mechanism, applicable to Idaho residential and small commercial customers, adjusts revenue each year to accrue, or defer, the difference between the authorized fixed-cost recovery amount per customer and the actual fixed costs per customer recovered by Idaho Power through volume-based rates during the year. Higher usage (on a per customer basis) by residential and small general service customers during 2020 decreased the amount of FCA revenue accrued by $1.0 million compared with 2019.

Wholesale Energy Sales: Wholesale energy sales consist primarily of long-term sales contracts, opportunity sales of surplus system energy, and sales into the Western EIM, and do not include derivative transactions. The table below presents Idaho Power’s wholesale energy sales for the last two years (in thousands, except for MWh amounts).

	Year Ended December 31,
	2020	2019
Wholesale energy revenues	$33,656	$71,198
Wholesale MWh sold	1,197	2,171
Wholesale energy revenues per MWh	$28.12	$32.80

In 2020, wholesale energy revenue decreased by $37.5 million, or 53 percent, compared with 2019. Wholesale energy sales volumes decreased 45 percent in 2020 compared with 2019, and the average price of wholesale energy sales was also 14 percent lower. During the first half of 2019, regional wholesale energy prices were elevated due to below-normal temperatures in the northwest United States, lack of energy imports due to equipment maintenance, limited production from the federal hydropower system due to freezing temperatures and low water flow, and reduced capacity of northwest United States and western Canada regions natural gas pipelines due to a natural gas pipeline that ruptured in British Columbia, Canada, during the fourth quarter of 2018. The higher regional wholesale energy prices and supply disruptions during the first half of 2019 led to higher Idaho Power opportunistic wholesale energy sales in 2019.

Transmission Wheeling-Related Revenues: Revenue related to transmission wheeling decreased $2.2 million in 2020 compared with 2019, due mostly to Idaho Power's OATT rates decreasing approximately 13 percent during the period from October 1, 2019 to September 30, 2020, as compared with the rates in effect from October 1, 2018 to September 30, 2019, and to a lesser extent due to lower transmission loss settlement rates in 2020 compared with 2019. These rate decreases were offset partially by an increase in wheeling volumes as warmer weather in the southwest United States and California in the summer of 2020 led to higher wholesale energy prices in those areas, which increased wholesale energy market activity in 2020. Also, Idaho Power's OATT rate increased 10 percent in October 2020. Refer to "Regulatory Matters" in this MD&A for more information on Idaho Power's OATT rate.

Energy Efficiency Program Revenues: In both Idaho and Oregon, energy efficiency riders fund energy efficiency program expenditures. Expenditures funded through the riders are reported as an operating expense with an equal amount recorded in revenues, resulting in no net impact on earnings. The cumulative variances between expenditures and amounts collected through the riders are recorded as regulatory assets or liabilities. A liability balance indicates that Idaho Power has collected more than it has spent and an asset balance indicates that Idaho Power has spent more than it has collected. At December 31, 2020, Idaho Power's energy efficiency rider balances were a $12.2 million regulatory asset in the Idaho jurisdiction and a $1.0 million regulatory asset in the Oregon jurisdiction. In December 2020, the IPUC authorized Idaho Power to increase the Idaho energy efficiency rider collection percentage from 2.75 percent to 3.1 percent, effective January 1, 2021.

Operating Expenses

Purchased Power: The table below presents Idaho Power’s purchased power expenses and volumes for the last two years (in thousands, except for MWh amounts).

	Year Ended December 31,
	2020	2019
Expense
PURPA contracts	$194,380	$187,344
Other purchased power (including wheeling)	103,037	97,922
Total purchased power expense	$297,417	$285,266
MWh purchased
PURPA contracts	3,087	2,983
Other purchased power	1,985	2,217
Total MWh purchased	5,072	5,200
Cost per MWh from PURPA contracts	$62.97	$62.80
Cost per MWh from other sources	$51.91	$44.17
Weighted average - all sources	$58.64	$54.86

Idaho Power is required by federal law to purchase power from some PURPA generation projects at a specified price regardless of the then-current load demand or wholesale energy market prices. The intermittent, non-dispatchable nature of most PURPA generation increases the likelihood that Idaho Power will at times be required to reduce output from its lower-cost hydropower and fossil fuel-fired generation resources and may be required to sell its excess power in the wholesale power market at a significant loss. The other purchased power cost per MWh often exceeds the wholesale energy sales revenue per MWh because Idaho Power generally needs to purchase more power during heavy load periods than during light load periods, and conversely has less energy available for wholesale energy sales during heavy load periods than light load periods. Market energy prices are typically higher during heavy load periods than during light load periods. Also, in accordance with Idaho Power's energy risk management policy, Idaho Power may purchase or sell energy several months in advance of anticipated delivery. The regional energy market price is dynamic and additional energy transactions that Idaho Power makes at current market prices may be noticeably different than the advance transaction prices. Most of the non-PURPA purchased power and substantially all of the PURPA power purchase costs are recovered through base rates and Idaho Power's power cost adjustment mechanisms.

Purchased power expense increased $12.2 million, or 4 percent, in 2020 compared with 2019. Higher generation from projects under PURPA contracts as well as higher regional wholesale energy market prices led to higher purchased power expense during the 2020.

Fuel Expense: The table below presents Idaho Power’s fuel expenses and thermal generation for the last two years (in thousands, except per MWh amounts).

	Year Ended December 31,
	2020	2019
Expense
Coal	$119,678	$105,257
Natural gas(1)	53,062	51,615
Total fuel expense	$172,740	$156,872
MWh generated
Coal	3,719	3,012
Natural gas(1)	2,109	2,114
Total MWh generated	5,828	5,126
Cost per MWh - Coal	$32.18	$34.95
Cost per MWh - Natural gas	$25.16	$24.42
Weighted average, all sources	$29.64	$30.60
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

Fuel expense increased $15.9 million, or 10 percent, in 2020 compared with 2019, primarily due to economic-, operational-, and reliability-based decisions to utilize more coal-fired generation. Included in fuel expense are losses and gains on settled financial gas hedges entered into in accordance with Idaho Power's energy risk management policies. In 2020, losses on financial gas hedges included in fuel expense were $4.8 million, while gains on financial gas hedges of $13.8 million reduced natural gas fuel expense in 2019. In October 2018, a natural gas pipeline ruptured in British Columbia, Canada, which disrupted natural gas distribution to the Pacific Northwest of the United States and western Canada and drove up energy prices in the region in late 2018 and during the first half of 2019. In accordance with its ongoing energy risk management policies, Idaho Power held financial gas hedges at the time of the rupture. Most of these realized hedging gains and losses are passed on to customers through the power cost adjustment mechanisms described below.

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

The table below presents the components of the Idaho and Oregon power cost adjustment mechanisms for the last two years (in thousands).

	Year Ended December 31,
	2020	2019
Power supply cost accrual	$16,763	$49,234
Amortization of prior year authorized balances	(50,471)	(47,187)
Total power cost adjustment expense	$(33,708)	$2,047

The power supply accruals represent the portion of the power supply cost fluctuations accrued under the power cost adjustment mechanisms. When actual power supply costs are lower than the amount forecasted in power cost adjustment rates, which was the case for 2020 and 2019, most of the difference is accrued as an increase to a regulatory liability or decrease to a regulatory asset. When actual power supply costs are higher than the amount forecasted in power cost adjustment rates, most of the difference is deferred as an increase to a regulatory asset or decrease to a regulatory liability. The amortization of the prior year’s balances represents the offset to the amounts being collected or refunded in the current power cost adjustment year that were deferred or accrued in the prior power cost adjustment year (the true-up component of the power cost adjustment mechanism).
Idaho Power accrued $32.5 million less in power supply costs in 2020 compared with 2019, as actual net power supply costs were not as low in 2020, relative to forecasted costs, as they were in 2019. In addition, Idaho Power recorded $50.5 million of amortization of the prior-year authorized balances in 2020, compared with $47.2 million of amortization in 2019.

Other Operations and Maintenance Expenses: Other O&M expenses decreased $3.7 million, or 1 percent, in 2020 compared with 2019, primarily due to lower costs related to discretionary maintenance projects at Idaho Power's jointly-owned thermal generation plants. Also, other O&M expenses decreased in 2020 compared with 2019 as a result of Idaho Power's December

2019 exit from participation in unit 1 of its North Valmy plant and a decrease in labor-related costs from lower performance-based variable compensation accruals.

Income Taxes

IDACORP's and Idaho Power's 2020 income tax expense increased $4.2 million and $2.1 million, respectively, when compared with 2019. The increases were primarily due to higher pre-tax earnings at Idaho Power. Also, at IFS, a decrease in distributions from the sale of low-income housing properties increased income tax expense at IDACORP in 2020 compared with 2019.
For additional information relating to IDACORP's and Idaho Power's income taxes and the availability of tax credit carryforwards, see Note 2 - “Income Taxes” to the consolidated financial statements included in this report.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Idaho Power continues to pursue significant enhancements to its utility infrastructure in an effort to ensure an adequate supply of electricity, to provide service to new customers, and to maintain system reliability. Idaho Power's existing hydropower and thermal generation facilities also require continuing upgrades and component replacement. Cash construction expenditures, excluding AFUDC and excluding net costs of removing assets from service, were $299 million in 2020 and $268 million in 2019. Idaho Power expects these substantial capital expenditures to continue, with estimated total capital expenditures of approximately $2 billion over the period from 2021 through 2025.

Idaho Power funds its liquidity needs for capital expenditures through cash flows from operations, debt offerings, commercial paper markets, credit facilities, and capital contributions from IDACORP. As of February 12, 2021, IDACORP's and Idaho Power's access to debt, equity, and credit arrangements included:

•their respective $100 million and $300 million revolving credit facilities;
•IDACORP's shelf registration statement filed with the U.S. Securities and Exchange Commission (SEC) on May 17, 2019, which may be used for the issuance of debt securities and common stock;
•Idaho Power's shelf registration statement filed with the SEC on May 17, 2019, which may be used for the issuance of first mortgage bonds and debt securities; $190 million is available for issuance pursuant to state regulatory authority; and
•IDACORP's and Idaho Power's issuance of commercial paper, which may be issued up to an amount equal to the available credit capacity under their respective credit facilities.

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

As of the date of this report, Idaho Power is uncertain for how long the COVID-19 public health crisis will continue, whether it will change course from vaccine deployment or possible variants of COVID-19, and the degree to which it will impact the companies and Idaho Power's customers' business operations going forward, and ultimately IDACORP's and Idaho Power's results of operations, cash flows, financial condition, or capital resources. The net proceeds from the debt issuances, noted above, provided Idaho Power with additional liquidity for the potential financial impacts of the COVID-19 public health crisis. Based on planned capital expenditures and operating and maintenance expenses for 2021, the companies believe they will be able to meet capital and debt service requirements and fund corporate expenses during 2021 with a combination of existing cash, operating cash flows generated by Idaho Power's utility business, availability under existing credit facilities, and access to commercial paper and long-term debt markets, assuming any negative financial impacts of the COVID-19 public health crisis do not worsen.

IDACORP and Idaho Power seek to maintain capital structures of approximately 50 percent debt and 50 percent equity, maintaining this ratio influences IDACORP's and Idaho Power's debt and equity issuance decisions. As of December 31, 2020, IDACORP's and Idaho Power's capital structures, as calculated for purposes of applicable debt covenants, were as follows:

	IDACORP	Idaho Power
Debt	44%	46%
Equity	56%	54%

IDACORP and Idaho Power generally maintain their cash and cash equivalents in highly liquid investments, such as U.S. Treasury Bills, money market funds, and bank deposits.

Operating Cash Flows

IDACORP's and Idaho Power's principal sources of cash flows from operations are Idaho Power's sales of electricity and transmission capacity. Significant uses of cash flows from operations include the purchase of fuel and power, other operating expenses, interest, income taxes, and plan contributions. Operating cash flows can be significantly influenced by factors such as weather conditions, rates and the outcome of regulatory proceedings, and economic conditions. As fuel and purchased power are significant uses of cash, Idaho Power has regulatory mechanisms in place that provide for the deferral and recovery of the majority of the fluctuation in those costs. However, if actual costs rise above the level currently allowed in retail rates, deferral balances increase (reflected as a regulatory asset), negatively affecting operating cash flows until such time as those costs, with interest, are recovered from customers.
IDACORP’s and Idaho Power’s operating cash inflows in 2020 were $388 million and $353 million, respectively, increases of $22 million and $9 million for IDACORP and Idaho Power, respectively, when compared with 2019. Significant items that affected the companies' operating cash flows in 2020 relative to 2019 were as follows:
•a $5 million increase and $9 million increase in IDACORP and Idaho Power net income, respectively;
•changes in regulatory assets and liabilities, mostly related to the relative amounts of costs deferred and collected under the Idaho PCA mechanism, decreased operating cash inflows by $32 million;
•Idaho Power received $13 million of distributions from IERCo's investment in BCC for 2020, compared with $19 million in 2019; changes in distributions from year to year are primarily driven by changes in the timing of cash needs associated with BCC;
•changes in deferred taxes and in taxes accrued and receivable combined to increase cash flows by $11 million at IDACORP and decrease cash flows by $3 million at Idaho Power; and
•changes in working capital balances due primarily to timing, including fluctuations in accounts payable, other current assets, and other current liabilities, as follows:
◦timing of accounts payable payments increased operating cash flows by $9 million for IDACORP and Idaho Power;
◦the changes in other current assets increased operating cash flows by $14 million for IDACORP and Idaho Power, which was primarily due to the timing of purchases and consumption of coal at Idaho Power's jointly-owned coal-fired generating plants, offset partially by fluctuations in the balance in accrued unbilled revenues; and
◦the changes in other current liabilities, which includes non-incentive compensation, customer deposits, accrued interest, and other miscellaneous liabilities, increased operating cash flows by $9 million for IDACORP and Idaho Power.

Investing Cash Flows

Investing activities consist primarily of capital expenditures related to new construction and improvements to Idaho Power’s generation, transmission, and distribution facilities. Idaho Power's construction expenditures, including AFUDC, were $311 million and $279 million in 2020 and 2019, respectively. These capital expenditures were primarily for construction of utility infrastructure needed to address Idaho Power’s aging plant and equipment, customer growth, and environmental and regulatory compliance requirements. As discussed in "Capital Requirements" below, Idaho Power received $3 million and $2 million in 2020 and 2019, respectively, from Boardman-to-Hemingway project joint permitting participants relating to a portion of these permitting expenditures.

Idaho Power has a Rabbi trust designated to provide funding for obligations of its nonqualified defined benefit plans. In the Rabbi trust, Idaho Power purchased equity securities of $33 million in 2020 and $11 million in 2019. Idaho Power received $26 million and $5 million of proceeds in the Rabbi trust from the sales of equity securities in 2020 and 2019, respectively.

During the year 2020, IDACORP's investing cash outflows also included $25 million of purchases of short-term investments. IDACORP also purchased $14 million of investments in real estate projects, which provide a return principally by reducing federal and state income taxes through tax credits and accelerated tax depreciation benefits.

Financing Cash Flows

Financing activities provide supplemental cash for both day-to-day operations and capital requirements as needed. Idaho Power funds liquidity needs for capital investment, working capital, managing commodity price risk, and other financial commitments through cash flows from operations, debt offerings, commercial paper markets, credit facilities, and capital contributions from IDACORP. IDACORP funds its cash requirements, such as payment of taxes, capital contributions to Idaho Power, and non-utility operating expenses through cash flows from operations, commercial paper markets, sales of common stock, and credit facilities. The following are significant items and transactions that affected financing cash flows in 2020 and 2019:

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
•in August 2019, Idaho Power purchased and remarketed two of its outstanding series of pollution control tax-exempt bonds, one in the aggregate principal amount of $49.8 million issued in 2003 by Humboldt County, Nevada and due in 2024, and the other in the aggregate principal amount of $116.3 million issued in 2006 by Sweetwater County, Wyoming and due in 2026. The bonds were remarketed with substantially the same terms, but with lower term interest rates. The term interest rate of the series due in 2024 decreased from 5.15 percent to 1.45 percent and the term interest rate of the series due in 2026 decreased from 5.25 percent to 1.70 percent. Idaho Power expects the lower interest rates to reduce interest expense by approximately $5.6 million annually for the next five years and $3.9 million annually thereafter for the final two years of the longer-lived bonds; and
•IDACORP and Idaho Power paid dividends of approximately $138 million and $130 million in 2020 and 2019, respectively.

Financing Programs and Available Liquidity

IDACORP Equity Programs: IDACORP has no current plans to issue equity securities other than under its equity compensation plans during 2021.

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

In May 2019, Idaho Power filed a shelf registration statement with the SEC, which became effective upon filing for the offer and sale of an unspecified principal amount of its first mortgage bonds. The issuance of first mortgage bonds requires that Idaho Power meet interest coverage and security provisions set forth in Idaho Power's Indenture of Mortgage and Deed of Trust dated as of October 1, 1937, as amended and supplemented from time to time (Indenture). Future issuances of first mortgage bonds are subject to satisfaction of covenants and security provisions set forth in the Indenture, market conditions, regulatory authorizations, and covenants contained in other financing agreements.

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

The Indenture limits the amount of first mortgage bonds at any one time outstanding to $2.5 billion, and as a result, the maximum amount of additional first mortgage bonds Idaho Power could issue as of December 31, 2020, was limited to approximately $534 million. Idaho Power may increase the $2.5 billion limit on the maximum amount of first mortgage bonds outstanding by filing a supplemental indenture with the trustee as provided in the Indenture of Mortgage and Deed of Trust. Separately, the Indenture also limits the amount of additional first mortgage bonds that Idaho Power may issue to the sum of (a) the principal amount of retired first mortgage bonds and (b) 60 percent of total unfunded property additions, as defined in the Indenture. As of December 31, 2020, Idaho Power could issue approximately $1.8 billion of additional first mortgage bonds based on retired first mortgage bonds and total unfunded property additions.

Pollution Control Tax-Exempt Bonds: In August 2019, Idaho Power purchased and remarketed two of its outstanding series of pollution control tax-exempt bonds, one in the aggregate principal amount of $49.8 million issued in 2003 by Humboldt County, Nevada and due in 2024, and the other in the aggregate principal amount of $116.3 million issued in 2006 by Sweetwater County, Wyoming and due in 2026. The bonds were remarketed with substantially the same terms, but with lower term interest rates. The term interest rate of the series due in 2024 decreased from 5.15 percent to 1.45 percent and the term interest rate of the series due in 2026 decreased from 5.25 percent to 1.70 percent. Idaho Power expects the lower interest rates to reduce interest expense by approximately $5.6 million annually for the next four years and $3.9 million annually thereafter for the final two years of the longer-lived bonds.

Refer to Note 5 - “Long-Term Debt” to the consolidated financial statements included in this report for more information regarding long-term financing arrangements, including contractual cash obligations for debt and future interest payments.

IDACORP and Idaho Power Credit Facilities: In December 2019, IDACORP and Idaho Power entered into amendments to credit agreements for $100 million and $300 million credit facilities, respectively, replacing prior-credit agreements. Each of the credit facilities may be used for general corporate purposes and commercial paper back-up. IDACORP's facility permits borrowings under a revolving line of credit of up to $100 million at any one time outstanding, including swingline loans not to exceed $10 million at any one time and letters of credit not to exceed $50 million at any one time. IDACORP's facility may be increased, subject to specified conditions, to $150 million. Idaho Power's facility permits borrowings through the issuance of loans and standby letters of credit of up to $300 million at any one time outstanding, including swingline loans not to exceed $30 million at any one time and letters of credit not to exceed $50 million at any one time outstanding. Idaho Power's facility may be increased, subject to specified conditions, to $450 million. The interest rates for any borrowings under the facilities are based on either (1) a floating rate that is equal to the highest of the prime rate, federal funds rate plus 0.5 percent, or LIBOR Market Index rate plus 1.0 percent, or (2) the LIBOR Market Index rate, plus, in each case, an applicable margin, provided that the federal funds rate and LIBOR Market Index rate will not be less than zero percent. An alternate benchmark rate selected by the administrative agent for the credit facilities and IDACORP and Idaho Power will apply during any period in which the LIBOR rate is unavailable or unascertainable. The applicable margin is based on IDACORP's or Idaho Power's, as applicable, senior unsecured long-term indebtedness credit rating, as set forth on a schedule to the credit agreements. The companies also pay a facility fee based on the respective company's credit rating for senior unsecured long-term debt securities. The credit facilities terminate on December 6, 2024, though IDACORP and Idaho Power may request up to two-one-year extensions of the credit agreements, subject to certain conditions.

Each facility contains a covenant requiring each company to maintain a leverage ratio of consolidated indebtedness to consolidated total capitalization equal to or less than 65 percent as of the end of each fiscal quarter. In determining the leverage ratio, “consolidated indebtedness” broadly includes all indebtedness of the respective borrower and its subsidiaries, including, in some instances, indebtedness evidenced by certain hybrid securities (as defined in the credit agreement). “Consolidated total capitalization” is calculated as the sum of all consolidated indebtedness, consolidated stockholders' equity of the borrower and its subsidiaries, and the aggregate value of outstanding hybrid securities. At December 31, 2020, the leverage ratios for IDACORP and Idaho Power were 44 percent and 46 percent, respectively. IDACORP's and Idaho Power's ability to utilize the credit facilities is conditioned upon their continued compliance with the leverage ratio covenants included in the credit facilities. There are additional covenants, subject to exceptions, that prohibit certain mergers, acquisitions, and investments, restrict the creation of certain liens, and prohibit entering into any agreements restricting dividend payments from any material subsidiary. At December 31, 2020, IDACORP and Idaho Power believe they were in compliance with all facility covenants. Further, as of the date of this report, IDACORP and Idaho Power do not believe they will be in violation or breach of their respective debt covenants during 2021.

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

Available Short-Term Borrowing Liquidity

The following table outlines available short-term borrowing liquidity as of the dates specified (in thousands):

	December 31, 2020		December 31, 2019
	IDACORP(2)	Idaho Power	IDACORP(2)	Idaho Power
Revolving credit facility	$100,000	$300,000	$100,000	$300,000
Commercial paper outstanding	—	—	—	—
Identified for other use(1)	—	(24,245)	—	(24,245)
Net balance available	$100,000	$275,755	$100,000	$275,755
(1) Port of Morrow and American Falls bonds that Idaho Power could be required to purchase prior to maturity under the optional or mandatory purchase provisions of the bonds, if the remarketing agent for the bonds were unable to sell the bonds to third parties.

(2) Holding company only.

IDACORP and Idaho Power had no short term commercial paper outstanding during the years ended December 31, 2020 and 2019. At February 12, 2021, IDACORP had no loans outstanding under its credit facility and no commercial paper outstanding, and Idaho Power had no loans outstanding under its credit facility and no commercial paper outstanding.

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

Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties. As of December 31, 2020, Idaho Power had $0.5 million of performance assurance collateral posted. Should Idaho Power experience a reduction in its credit rating on its unsecured debt to below investment grade, Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral, and counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions. Based upon Idaho Power’s current energy and fuel portfolio and market conditions as of December 31, 2020, the amount of additional collateral that could be requested upon a downgrade to below investment grade is approximately $11.4 million. To minimize capital requirements, Idaho Power actively monitors its portfolio exposure and the potential exposure to additional requests for performance assurance collateral through sensitivity analysis.

Capital Requirements

Idaho Power's cash construction expenditures, excluding AFUDC, were $299 million during the year ended December 31, 2020. The cash expenditure amount excludes net costs of removing assets from service. The table below presents Idaho Power's estimated accrual-basis additions to electric plant for 2021 through 2025 (in millions of dollars). The amounts in the table exclude AFUDC but include net costs of removing assets from service that Idaho Power expects would be eligible to be included in rate base in future rate case proceedings. However, given the uncertainty associated with the timing of infrastructure projects and associated expenditures, actual expenditures and their timing could deviate substantially from those set forth in the table.

	2021	2022	2023-2025
Expected capital expenditures (excluding AFUDC)	$320-330	$340-350	$1,250-1,350

Infrastructure Projects: A significant portion of expected capital expenditures included in the five-year forecast above relate to a large number of small projects as Idaho Power continues to add to its system to accommodate growth and improve reliability and operational effectiveness. These projects involve significant capital expenditures. Examples of anticipated system enhancements planned for 2021 through 2025 and estimated costs include the following:

•$50-$75 million per year for construction and replacement of transmission lines and stations other than the Boardman-to-Hemingway and Gateway West projects;
•$100-$120 million per year for construction and replacement of distribution lines and stations, including replacement of underground distribution cables;
•$15-$40 million per year for ongoing improvements and replacements at thermal plants;
•$65-$110 million per year for hydropower plant improvement programs, including relicensing costs; and
•$60-$95 million per year for general plant improvements, such as land and buildings, vehicles, information technology, and communication equipment.

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

Approximately $114 million, including AFUDC, has been expended on the Boardman-to-Hemingway project through December 31, 2020. Pursuant to the terms of the joint funding arrangements, Idaho Power has received $75 million in reimbursement as of December 31, 2020, from project co-participants for their share of costs. As of the date of this report, no material co-participant reimbursements are outstanding. Joint permitting participants are obligated to reimburse Idaho Power for their share of any future project permitting expenditures or agreed upon early construction expenditures incurred by Idaho Power under the terms of the joint funding agreement.

Idaho Power's share of the remaining permitting phase of the project (excluding AFUDC) is included in the capital requirements table above, which includes approximately $160 million of Idaho Power's share of estimated costs related to design, material procurement, and construction, which are primarily included in the table in the period 2023-2025. These preliminary estimates of Idaho Power’s share of construction costs could significantly change as the construction timeline nears and as the project participants further align on future activities, allocation of ownership interests, and cost estimates. In addition to the estimated costs included in the table above, costs will continue to be incurred until the transmission line is placed into service.

The permitting phase of the Boardman-to-Hemingway project is subject to federal review and approval by the U.S. Bureau of Land Management (BLM), the U.S. Forest Service, the Department of the Navy, and certain other federal agencies. The BLM issued its record of decision for the project in November 2017, approving a right-of-way grant for the project to cross approximately 86 miles of BLM-administered land. The U.S. Forest Service issued its record of decision in November 2018 authorizing the project to cross approximately seven miles of National Forest lands. In September 2019, the Department of the Navy issued its record of decision authorizing the project to cross approximately seven miles of Department of the Navy lands. In November 2019, third parties filed a lawsuit in the federal district court of Oregon challenging the BLM and U.S. Forest Service records of decision for the Boardman-to-Hemingway project. In February 2020, Idaho Power filed a motion to intervene in the legal proceeding, and the motion was granted in April 2020. The litigation remains pending as of the date of this report, and a decision is expected in the second quarter of 2021.

In the separate State of Oregon permitting process, the Oregon Department of Energy (ODOE) issued a Proposed Order in July 2020 that recommends approval of the project to the state's Energy Facility Siting Council (EFSC). Idaho Power currently expects the EFSC to issue a final order and site certificate in the second half of 2022. Given the status of ongoing permitting activities and the construction period, Idaho Power expects the in-service date for the transmission line will be no earlier than 2026.

As the current joint funding agreement covers primarily permitting activities, which are nearing completion, Idaho Power and its co-participants are exploring several scenarios of ownership, asset, and service arrangements aimed at maximizing the value of the project to each of the co-participants' customers. Under the current joint funding agreement, Idaho Power has an approximate 21 percent interest, BPA has an approximate 24 percent interest, and PacifiCorp has an approximate 55 percent interest in the permitting phase. The participants continue to engage in preliminary discussions regarding the ownership structure during the design and construction phases and thereafter, and any changes would be addressed through amended or new funding agreements for the future phases of the project.

Gateway West Transmission Line: Idaho Power and PacifiCorp are pursuing the joint development of the Gateway West project, a high-voltage transmission lines project between a substation located near Douglas, Wyoming, and the Hemingway substation located near Boise, Idaho. In January 2012, Idaho Power and PacifiCorp entered a joint funding agreement for permitting of the project. Idaho Power has expended approximately $45 million, including Idaho Power's AFUDC, for its share of the permitting phase of the project through December 31, 2020. As of the date of this report, Idaho Power estimates the total cost for its share of the project (including both permitting and construction) to be between $250 million and $450 million, including AFUDC. Idaho Power's estimated share of ongoing expenditures for the permitting phase of the project (excluding AFUDC) is included in the capital requirements table above. Idaho Power's share of potential early construction costs are excluded from the capital requirements table above because the timing of construction of Idaho Power's portion of the project is uncertain.

The permitting phase of the Gateway West project was subject to review and approval of the BLM. The BLM released its record of decision in November 2013 for eight of the ten transmission line segments. In May 2017, a federal bill was signed into law that issued a right-of-way for certain portions of the remaining Gateway West segments. In April 2018, the BLM published its record of decision for the outstanding portions of the remaining segments. PacifiCorp recently constructed and commissioned a 140-mile segment of their portion of the project in Wyoming. Idaho Power and PacifiCorp continue to coordinate the timing of next steps to best meet customer and system needs.

Hells Canyon Complex Relicensing: The HCC, located on the Snake River where it forms the border between Idaho and Oregon, provides approximately 70 percent of Idaho Power's hydropower generating nameplate capacity and 36 percent of its total generating nameplate capacity. Idaho Power has been engaged in the process of obtaining from the FERC a new long-term license for the HCC. The past and anticipated future costs associated with obtaining a new long-term license for the HCC are significant. As of the date of this report, Idaho Power estimates that the annual costs it will incur to obtain a new long-term license for the HCC, including AFUDC but excluding costs expected to be incurred for complying with the license after issuance, are likely to range from $30 million to $40 million until issuance of the license. The FERC could issue the license as early as 2022, but as of the date of this report Idaho Power believes issuance is more likely in 2023 or thereafter. Idaho Power expects that the annual capital expenditures and operating and maintenance expenses associated with compliance with the terms and conditions of the long-term license could also be substantial, but the company is currently unable to estimate those costs in light of the uncertainty surrounding the ultimate terms and conditions that may be included in the license. Idaho Power intends to seek recovery of those relicensing and compliance costs in rates through the regulatory process. In December 2016, Idaho Power filed an application with the IPUC requesting a determination that Idaho Power's expenditures of $220.8 million through year-end 2015 on relicensing of the HCC were prudently incurred, and thus eligible for future inclusion in retail rates in a future rate proceeding. In April 2018, the IPUC issued an order approving a settlement stipulation signed by Idaho Power, the IPUC staff, and a third-party intervenor recognizing that a total of $216.5 million in expenditures were reasonably incurred, and therefore should be eligible for inclusion in customer rates at a later date.

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

Long-Term Resource Planning: The IPUC and OPUC require that Idaho Power prepare biennially an IRP. The IRP seeks to forecast Idaho Power's loads and resources for a 20-year period, analyzes potential supply-side, demand-side, and transmission options, and identifies potential near-term and long-term actions. Idaho Power filed its most recent IRP with the IPUC and OPUC in June 2019, which was amended in January and October 2020. The updated 2019 IRP identified a preferred resource portfolio and action plan, which included the completion of the Boardman-to-Hemingway transmission line in 2026, the end to Idaho Power's participation in coal-fired operations at the North Valmy plant unit 2 as early as 2022, the end to Idaho Power's participation in coal-fired operations at the Jim Bridger plant by 2030, including the exit from two of the four Jim Bridger plant units in 2022 and 2026, respectively, and the addition of a 120-MW solar resource in 2022. Idaho Power is currently planning to end its participation in coal-fired operations at the North Valmy Plant unit 2 no later than 2025, subject to approval by the IPUC and OPUC. The final determination of the preferred exit date will require additional analysis to assess near-term impacts to reliability and economics and to confirm that the timing decision would minimize costs and risks for customers. In addition, an earlier exit would also require regulatory approval and a notice to the co-owner of the plant 15 months prior to ending Idaho Power’s participation in the operations of the North Valmy Plant unit 2. As noted in the 2019 IRP, there is considerable uncertainty surrounding the resource sufficiency estimates and project completion dates, including uncertainty around the timing and extent of third-party development of renewable resources, fuel commodity prices, the actual completion date of the Boardman-to-Hemingway transmission project, and the economics and logistics of plant retirements. These uncertainties, as well as others, will likely result in changes to the desirability of the preferred portfolio and adjustments to the timing and nature of anticipated and actual actions. As of the date of this report, proceedings relating to the amended 2019 IRP are pending at the IPUC and OPUC. Additional information on Idaho Power's 2019 IRP is included in Part I, Item 1 - "Business - Resource Planning" in this report.

Potential Future Rate Base Additions

As noted previously in this MD&A, the rates established by the IPUC and OPUC are determined with the intent to provide an opportunity for Idaho Power to recover authorized operating expenses and depreciation and earn a reasonable return on “rate base.” Rate base is generally determined by reference to the original cost (net of accumulated depreciation) of utility plant in service and certain other assets, subject to various adjustments for deferred income taxes and other items. Idaho Power's current rate base of $2.7 billion was established in June 2012, when the IPUC issued an order approving the inclusion of the investment and associated costs of the Langley Gulch plant in rates. Through December 31, 2020, Idaho Power has placed $0.8 billion of property, plant, and equipment in service since June 2012, net of accumulated depreciation and deferred income taxes. These assets could be included in future rate base if Idaho Power were to file a general rate case, though Idaho Power has no plans to do so in 2021. Idaho Power expects to place in service an additional $0.8 billion of rate base-eligible projects over the next five years (2021-2025). Idaho Power expects it will likely also add up to an additional $1.2 billion to rate base over the next several years by completing projects currently in process that have uncertain in-service dates or due to additional spending required by the ultimate completion of the projects. These projects include HCC relicensing, additional capital expenditures to comply with the expected requirements of a new HCC license, post-relicensing water temperature mitigation efforts at HCC, and the Boardman-to-Hemingway project either at or above Idaho Power's current share of the project. Assuming Idaho Power's current ownership percentage, $160 million of costs associated with the Boardman-to-Hemingway project are included in the current 5-year forecast.

Defined Benefit Pension Plan Contributions and Recovery

Idaho Power contributed $40 million to its defined benefit pension plan in each of 2020 and 2019. Idaho Power's minimum required contribution to be made during 2021 is estimated to be $4 million. Depending on market conditions and cash flow considerations, Idaho Power could contribute up to $40 million to the pension plan during 2021. Idaho Power's contributions are made in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions to mitigate the cost of being in an underfunded position. Beyond 2021, Idaho Power expects continuing significant contribution obligations under the pension plan. Refer to Note 12 – “Benefit Plans” to the consolidated financial statements included in this report for information relating to those obligations.

Idaho Power defers its Idaho-jurisdiction pension expense as a regulatory asset until recovered from Idaho customers. At December 31, 2020 and 2019, Idaho Power's deferral balance associated with the Idaho jurisdiction was $201 million and $173 million, respectively. Deferred pension costs are expected to be amortized to expense to match the revenues received when contributions are recovered through rates. Idaho Power only records a carrying charge on the unrecovered balance of cash contributions. The IPUC has authorized Idaho Power to recover and amortize $17 million of deferred pension costs annually, and has applied $68 million against the deferred amount under its Idaho sharing mechanisms since 2011. The primary impact of pension contributions is on the timing of cash flows, as cost recovery lags behind the timing of contributions. Additional information on the regulatory assets related to Idaho Power's pension and postretirement programs can be found in Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report.

Contractual Obligations

IDACORP’s and Idaho Power’s contractual cash obligations as of December 31, 2020 include long-term debt, interest payments, purchase obligations, pension and post-retirement benefit plans, and other long-term liabilities specific to IDACORP, most of which are discussed throughout this MD&A. Refer to Note 10 – “Commitments” to the consolidated financial statements included in this report for additional information relating to purchase obligations and other long-term liabilities.

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

IDACORP has a dividend policy that provides for a target long-term dividend payout ratio of between 60 percent and 70 percent of sustainable IDACORP earnings, with the flexibility to achieve that payout ratio over time and to adjust the payout ratio or to deviate from the target payout ratio from time to time based on the various factors that drive IDACORP's board of directors' dividend decisions. Notwithstanding the dividend policy adopted by IDACORP's board of directors, the dividends IDACORP pays remain in the discretion of the board of directors who, when evaluating the dividend amount, will continue to take into account the factors above, among others. In September of 2020 and 2019, IDACORP's board of directors voted to increase the quarterly dividend to $0.71 per share and $0.67 per share of IDACORP common stock, respectively. IDACORP's dividends during 2020 were 58.0 percent of actual 2020 earnings.

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

Off-Balance Sheet Arrangements

Through a self-bonding mechanism, Idaho Power guarantees its portion of reclamation activities and obligations at BCC, of which IERCo owns a one-third interest. This guarantee, which is renewed annually with the Wyoming Department of Environmental Quality (WDEQ), was $58.3 million at December 31, 2020, representing IERCo's one-third share of BCC's total reclamation obligation of $175.0 million. BCC has a reclamation trust fund set aside and specifically for the purpose of paying these reclamation costs. At December 31, 2020, the value of the reclamation trust fund totaled $183.3 million. During 2020, the reclamation trust fund made $4.8 million of distributions for reclamation activity costs associated with the BCC surface mine. BCC periodically assesses the adequacy of the reclamation trust fund and its estimate of future reclamation costs. To ensure that the reclamation trust fund maintains adequate reserves, BCC has the ability to, and does, add a per-ton surcharge to coal sales, all of which are made to the Jim Bridger plant. Because of the existence of the fund and the ability to apply a per-ton surcharge, the estimated fair value of this guarantee is minimal.

In May 2019, the state of Wyoming enacted legislation that limits a mine operator's maximum amount of self-bonding. Commencing in the first quarter 2021, Idaho Power plans to post collateral in the form of a surety bond purchased jointly with the co-owner of BCC to cover the projected mine reclamation costs pursuant to the laws of the state of Wyoming. As of the date of this report, Idaho Power believes the cost of the surety bond required for this guarantee due to the new law will be immaterial to the companies' consolidated financial statements.

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

Notable Retail Rate Changes in Idaho and Oregon

Included in the table that follows are notable regulatory developments during 2020 and 2019 that affected Idaho Power's results for the periods or that will likely affect future periods. Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report also provides a description of regulatory mechanism and associated orders of the IPUC and OPUC, and should be read in conjunction with the discussion of regulatory matters in this MD&A.

Description	Effective Date	Estimated Annualized Rate Impact (millions)(1)
Idaho Boardman plant closure	1/1/2021	$(4)
2020 Idaho PCA	6/1/2020	59
2020 Idaho FCA	6/1/2020	1
Oregon North Valmy plant Exit Framework Settlement Stipulation	1/1/2020	(3)
Idaho North Valmy plant Exit Framework Settlement Stipulation	6/1/2019	1
2019 Idaho PCA(2)	6/1/2019	(50)
2019 Idaho FCA	6/1/2019	19
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
Idaho and Oregon base rates were subsequently adjusted again in 2012, in connection with Idaho Power's completion of the Langley Gulch power plant. In June 2012, the IPUC issued an order approving a $58.1 million increase in annual Idaho-jurisdiction base rate revenues, effective July 1, 2012, for inclusion of the investment and associated costs of the plant in rates. The order also provided for a $335.9 million increase in Idaho rate base. In September 2012, the OPUC issued an order approving a $3.0 million increase in annual Oregon jurisdiction base rate revenues, effective October 1, 2012, for inclusion of the investment and associated costs of the plant in Oregon rates. Additionally, in October 2020, the OPUC approved an increase in Oregon customer rates of $0.4 million annually associated with amortization of deferred Langley Gulch power plant revenue requirement variances, effective November 1, 2020 through October 31, 2024.

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

The May 2018 Idaho Tax Reform Settlement Stipulation provides for the extension of the October 2014 Idaho Earnings Support and Sharing Settlement Stipulation described above beyond the initial termination date of December 31, 2019, with modified terms related to the ADITC and revenue sharing mechanism that became effective beginning January 1, 2020, with no defined end date. The May 2018 Idaho Tax Reform Settlement Stipulation does not impose a moratorium on Idaho Power filing a general rate case or other form of rate proceeding in Idaho during its term and includes provisions for the accelerated amortization of ADITC to help achieve a minimum 9.4 percent (9.5 percent prior to 2020) return on year-end equity in the Idaho ROE. In addition, under the May 2018 Idaho Tax Reform Settlement Stipulation, minimum Idaho ROE would revert back to 95 percent of the authorized return on equity in the next general rate case. IDACORP and Idaho Power believe that the terms allowing amortization of additional ADITC in the May 2018 Idaho Tax Reform Settlement Stipulation provide the companies with a greater degree of earnings stability than would be possible without the terms of the stipulation in effect. In 2020 and 2019, Idaho Power recorded no provision against current revenue for sharing with customers, as its full-year Idaho ROE was between 9.4 percent and 10.0 percent in 2020 and between 9.5 percent and 10.0 percent in 2019. At December 31, 2020, the full $45 million of additional ADITC remained available for future use under the terms of the May 2018 Idaho Tax Reform Settlement Stipulation.

Idaho Power recorded the following amounts for sharing with customers under the December 2011 and October 2014 Idaho Settlement Stipulations and the May 2018 Idaho Tax Reform Settlement Stipulation (in millions):

Year	Recorded as Refunds to Customers	Recorded as a Pre-tax Charge to Pension Expense	Total
2020	$—	$—	$—
2019	—	—	—
2018	5.0	—	5.0
2011(1) - 2017	53.1	68.1	121.2
Total	$58.1	$68.1	$126.2
(1) The 2011 sharing amounts were recorded pursuant to a regulatory mechanism preceding the December 2011 Idaho Earnings and Support Sharing Settlement Stipulation.

For more information on the settlement stipulations and their impacts on results, see Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report.

Oregon Tax Reform Matters: Also in May 2018, the OPUC issued an order approving a settlement stipulation that provided for an annual $1.5 million reduction to Oregon customer base rates beginning June 1, 2018, through May 31, 2020, related to income tax reform (May 2018 Oregon Income Tax Reform Settlement Stipulation). In May 2020, the OPUC issued an order approving the quantification of $1.5 million in annualized Oregon jurisdictional benefits associated with federal and state income tax changes resulting from tax reform and adjusting customer rates to reflect this amount, effective June 1, 2020, until its next general rate case or other proceeding where the tax-related revenue requirement components are reflected in rates.

Valmy Base Rate Adjustment Settlement Stipulations: In May 2017, the IPUC approved a settlement stipulation, effective June 1, 2017, allowing accelerated depreciation and cost recovery for the North Valmy coal-fired power plant. The settlement stipulation provides for an increase in Idaho jurisdictional revenues of $13.3 million per year, and (1) levelized collections and associated cost recovery through December 2028, (2) accelerated depreciation on unit 1 through 2019 and unit 2 through 2025, and (3) Idaho Power to use prudent and commercially reasonable efforts to end its participation in the operation of unit 1 by the end of 2019 and unit 2 no later than the end of 2025. The settlement stipulation also provides for the regulatory accrual or deferral of the difference between actual revenue requirements and levelized collections, and provides for the regulatory accrual or deferral of the difference between actual costs incurred (including accelerated depreciation expense on unit 1 through 2019 and unit 2 through 2025) compared with costs permitted to be recovered during the cost recovery period specified in the settlement stipulation (including depreciation expense through 2028). If actual costs incurred differ from forecasted amounts included in the settlement stipulation, collection or refund of any differences would be subject to regulatory approval. In February 2019, Idaho Power reached an agreement with NV Energy that facilitates the planned end of Idaho Power's participation in coal-fired operations at units 1 and 2 of its jointly-owned North Valmy plant in 2019 and 2025, respectively. In May 2019, the IPUC issued an order approving the North Valmy plant exit agreement and allowing Idaho Power to recover through customer rates the $1.2 million incremental annual levelized revenue requirement associated with required North Valmy plant investments and other exit costs, effective June 1, 2019, through December 31, 2028. In December 2019, as planned, Idaho Power ended its participation in coal-fired operations of North Valmy plant unit 1 and removed approximately $160 million from both Utility plant in service and Accumulated provision for depreciation on the consolidated balance sheets at December 31, 2019.

In June 2017, the OPUC also approved a settlement stipulation allowing for (1) accelerated depreciation of North Valmy plant units 1 and 2 through December 31, 2025, (2) cost recovery of incremental North Valmy plant investments through May 31, 2017, and (3) forecasted North Valmy plant decommissioning costs. The settlement stipulation provides for an increase in the Oregon jurisdictional revenue requirement of $1.1 million, effective July 1, 2017, with yearly adjustments, if warranted. As part of the May 2018 Oregon Income Tax Reform Settlement Stipulation described above, the OPUC also deemed prudent Idaho Power's decision to pursue the end of its participation in coal-fired operations of unit 1 by the end of 2019 and approved Idaho Power's request to recover annual incremental accelerated depreciation relating to unit 1, beginning June 1, 2018, and ending December 31, 2019, resulting in a $2.5 million annualized revenue requirement. In October 2019, the OPUC approved the North Valmy plant exit agreement and authorized Idaho Power to adjust customer rates in Oregon, effective January 1, 2020, to reflect a decrease in the annual levelized revenue requirement of $3.2 million, which mostly relates to the decrease in depreciation expense and other costs associated with the December 2019 end of Idaho Power's participation in coal-fired operations of North Valmy plant unit 1.

Boardman Power Plant Filings: In October 2020, Idaho Power and co-owner Portland General Electric ceased coal-fired operations at their Boardman power plant. In December 2020, the IPUC issued an order authorizing a determination that all actual Boardman power plant investments made through June 30, 2020, were prudently incurred and decreasing Idaho customer rates $3.9 million to reflect full depreciation of all Boardman power plant investments, effective January 1, 2021. In October 2020, the OPUC issued a similar order approving a $0.3 million decrease in Oregon customer rates, effective November 1, 2020.

Customer-Owned Generation Filing: Customer-owned generation allows customers to install solar panels or other on-site energy-generating resources and connect them to Idaho Power’s grid. If a customer requires more energy than its system generates, it utilizes energy supplied by Idaho Power’s grid. If its system generates more energy than the customer uses, the energy goes back to the grid and Idaho Power applies a corresponding kWh credit to the customer’s bill. In May 2018, the IPUC issued an order authorizing the creation of two new customer classes for residential and small commercial customers who install their own on-site generation, with no change to pricing or compensation. Since October 2018, Idaho Power has initiated two cases with the IPUC related to studying the costs and benefits of customer-owned generation on Idaho Power’s system, and exploring whether, and to what extent, there should be modifications to the customer-owned generation pricing structure for residential and small general service customers, and large commercial, industrial, and irrigation customers (CI&I). The IPUC issued orders in one of the residential and small commercial cases during December 2019 and February 2020 directing Idaho Power to (1) complete additional studies related to the costs and benefits of customer generation before changes to the compensation structure are implemented, and (2) continue to allow customers with on-site generation prior to December 20, 2019, to be subject to the billing terms in place on that date until December 20, 2045. In June 2020, Idaho Power filed an application with the IPUC seeking authority to remove the existing two-meter requirement for new CI&I customers with on-site generation and to establish a ten-year grandfathering term for existing CI&I customers with on-site generation. In July 2020, Idaho Power filed an application with the IPUC seeking to establish a smart inverter requirement for all customers with on-site generation, which case is still pending. In December 2020, the IPUC approved the removal of the two-meter requirement and established a 25-year grandfathering term for CI&I customers. As of the date of this report, Idaho Power does not expect the pending cases relating to customer-owned generation matters to materially affect its financial condition or results of operations.

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

The following table summarizes the change in deferred (accrued) net power supply costs over last year (in millions):

	Idaho	Oregon	Total
Balance at December 31, 2019	$(48.2)	$(0.3)	$(48.5)
Current period net power supply costs accrued	(16.8)	—	(16.8)
Prior amounts refunded through rates	52.6	0.2	52.8
SO2 allowance and REC sales	(4.7)	(0.2)	(4.9)
Interest and other	2.4	—	2.4
Balance at December 31, 2020	$(14.7)	$(0.3)	$(15.0)

Deferred Costs for COVID-19 Public Health Crisis

Idaho Power has incurred, and expects to continue to incur, costs associated with its response to the COVID-19 public health crisis, including information technology expenditures for remote work and higher than average levels of bad debt expense related to uncollectible accounts associated in part with its temporary suspension of disconnects and late payment fees. Accordingly, in March and April 2020, Idaho Power submitted applications to the OPUC and IPUC, respectively, requesting authorization to defer incremental costs associated with its response to the COVID-19 public health crisis. Idaho Power requested authorization to establish a new regulatory asset to record the deferral of incremental costs and, in the Idaho jurisdiction, unrecovered costs associated with the COVID-19 response. Both applications requested only the authority to defer these costs and to determine ratemaking treatment at a later date. Subsequent to Idaho Power's application, the IPUC opened a general docket to address the issue. In July 2020, the IPUC issued an order authorizing Idaho Power and other utilities to account for unanticipated, emergency-related expenses incurred due to the COVID-19 public health crisis by recording the expenses as regulatory assets for possible recovery through future rates. The order also requires utilities to account for the decreases in expenses resulting from the COVID-19 public health crisis, such as reduced employee travel and training, and apply these reductions in expenses to offset the deferral account balance. Additionally, the order addressed potential reductions in revenue due to the COVID-19 public health crisis, allowing utilities to track reduced revenues from customer classes not included in an FCA-type mechanism for possible movement to the regulatory asset account at a later date. Idaho Power resumed assessing late fees and disconnections in early August 2020 in its Idaho service area. In October 2020, the OPUC issued an order authorizing Idaho Power to defer certain COVID-19-related costs for the 12-month period beginning March 24, 2020. As of December 31, 2020, Idaho Power had recorded an immaterial regulatory asset for its estimate of unanticipated, emergency-related expenses, including higher bad debt expense, net of estimated savings.
Open Access Transmission Tariff Rate Proceedings

Idaho Power uses a formula rate for transmission service provided under its OATT, which allows transmission rates to be updated annually based primarily on actual financial and operational data Idaho Power files with the FERC and allows Idaho Power to recover costs associated with its transmission system. In September 2020, Idaho Power filed its 2020 final transmission rate with the FERC, reflecting a transmission rate of $29.95 per kW-year, effective for the period from October 1, 2020, to September 30, 2021. A "kW-year" is a unit of electrical capacity equivalent to 1 kilowatt of power used for 8,760 hours. Idaho Power's final rate was based on a net annual transmission revenue requirement of $117.7 million. The OATT rate in effect from October 1, 2019, to September 30, 2020, was $27.32 per kW-year based on a net annual transmission revenue requirement of $107.0 million. The increase in the OATT rate is largely attributable to decreased short-term firm and non-firm transmission revenues in 2019, which serve as an offset to the transmission revenue requirement. Historical OATT rate information is included in Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report.

2019 Integrated Resources Plan

Idaho Power filed its most recent IRP with the IPUC and OPUC in June 2019 and filed an amended 2019 IRP with additional information and modeling results in January and October 2020, as described in Part 1, Item 1 - "Resource Planning and Renewable Energy Projects" in this report.

Wildfire Mitigation Cost Recovery

In recent years, there has been an increasing trend in the degree of annual destruction from wildfires in the western United States. Idaho Power drafted a Wildfire Mitigation Plan (WMP) that outlines actions Idaho Power is taking or plans to implement in the future to reduce wildfire risk and to strengthen the resiliency of its transmission and distribution system to wildfires. On January 22, 2021, Idaho Power filed an application with the IPUC requesting authorization to defer, for future amortization, the Idaho jurisdictional share of actual incremental O&M expenses and depreciation expense of certain capital investments necessary to implement the WMP, including incremental insurance costs. Idaho Power also requested authorization to record these O&M expenses as a regulatory asset until the company can request amortization of the deferred costs in a future IPUC proceeding, at which time the IPUC will have the opportunity to review actual costs and determine the amount of prudently incurred costs that can be recovered through retail rates. As of the date of this report, Idaho Power expects to spend approximately $47 million in WMP-related O&M and $35 million in WMP capital expenses over the next five years, and the case remains pending at the IPUC.

Relicensing of Hydropower Projects

Overview: Idaho Power, like other utilities that operate non-federal hydropower projects on qualified waterways, obtains licenses for its hydropower projects from the FERC. These licenses have a term of 30 to 50 years depending on the size, complexity, and cost of the project. The expiration dates for the FERC licenses for each of the facilities are included in Part I - Item 2 - "Properties" in this report. Costs for the relicensing of Idaho Power's hydropower projects are recorded in construction work in progress until new multi-year licenses are issued by the FERC, at which time the charges are transferred to electric plant in service. Idaho Power expects to seek recovery of relicensing costs and costs related to a new long-term license through the regulatory process. In April 2018, the IPUC approved a settlement stipulation signed by Idaho Power, the IPUC Staff, and a third-party intervenor and determined that $216.5 million in expenditures incurred for relicensing through December 31, 2015, were reasonably and prudently incurred, and therefore should be eligible for inclusion in customer rates at a later date. Relicensing costs of $357 million (including AFUDC) for the HCC, Idaho Power's largest hydropower complex and a major relicensing effort, were included in construction work in progress at December 31, 2020. As of the date of this report, the IPUC authorizes Idaho Power to include in its Idaho jurisdiction rates approximately $8.8 million annually of AFUDC relating to the HCC relicensing project. Collecting these amounts currently will reduce future collections when the HCC relicensing costs are approved for recovery in base rates. As of December 31, 2020, Idaho Power's regulatory liability for collection of AFUDC relating to the HCC was $169.1 million. In addition to the discussion below, refer to "Environmental Matters" in this MD&A for a discussion of environmental compliance under FERC licenses for Idaho Power's hydropower generating plants.

Hells Canyon Complex Relicensing: The HCC, located on the Snake River where it forms the border between Idaho and Oregon, provides approximately 70 percent of Idaho Power's hydropower generating nameplate capacity and 36 percent of its total generating nameplate capacity. In July 2003, Idaho Power filed an application with the FERC for a new license in anticipation of the July 2005 expiration of the then-existing license. Since the expiration of that license, Idaho Power has been operating the project under annual licenses issued by the FERC. In December 2004, Idaho Power and eleven other parties, including National Marine Fisheries Service (NMFS) and U.S. Fish and Wildlife Service (USFWS), involved in the HCC relicensing process entered into an interim agreement that addresses the effects of the ongoing operations of the HCC on Endangered Species Act (ESA)-listed species pending the relicensing of the project. In August 2007, the FERC Staff issued a final environmental impact statement (EIS) for the HCC, which the FERC will use to determine whether, and under what conditions, to issue a new license for the project. The FERC may require an additional, updated EIS prior to the issuance of a new license for the HCC. The purpose of the final EIS is to inform the FERC, federal and state agencies, Native American tribes, and the public about the environmental effects of Idaho Power's operation of the HCC. Certain portions of the final EIS involve issues that may be influenced by water quality certifications for the project under Section 401 of the Clean Water Act (CWA) and formal consultations under the ESA.

In September 2007, in connection with the issuance of its final EIS, the FERC notified the NMFS and the USFWS of its determination that the licensing of the HCC was likely to adversely affect ESA-listed species, including the bull trout and fall Chinook salmon and steelhead, under the NMFS's and USFWS's jurisdiction and requested that the NMFS and USFWS initiate formal consultation under Section 7 of the ESA on the licensing of the HCC. Both the NMFS and USFWS responded to the

FERC that the conditions relating to the licensing of the HCC were not fully described or developed in the final EIS as the measures to address the water quality effects of the project were yet to be fully defined by the Section 401 certification process. The NMFS and USFWS each therefore recommended that formal consultation under the ESA be delayed until the Section 401 certification process is completed.

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

In April 2019, the states of Idaho and Oregon, along with Idaho Power, reached a settlement pertaining to the CWA Section 401 certification that requires Idaho Power to increase the number of Chinook salmon it releases each year through expanded hatchery production. Additionally, Idaho Power is required to fund a total of $12 million of research and water quality improvements in the HCC over a 20-year period following the issuance of the license. Idaho Power estimates that the combined cost of the mandated water quality improvements and expanded hatchery production is $20 million over the first 20 years of the new license term. In May 2019, Oregon and Idaho issued final CWA Section 401 certifications. These certifications have been submitted to the FERC as part of the relicensing process. In July 2019, three third-party lawsuits were filed against the Oregon Department of Environmental Quality in Oregon state court challenging the Oregon CWA Section 401 certification based on fish passage, water temperature, and mercury issues associated with the Snake River and HCC. Two of the lawsuits were consolidated, and Idaho Power has intervened in that lawsuit. Idaho Power is closely monitoring the other pending lawsuit. No parties challenged the Idaho CWA Section 401 certification. In December 2019, Idaho Power filed an Offer of Settlement with the FERC requesting specific language be included in the new HCC license based upon the settlement among Idaho, Oregon, and Idaho Power. The FERC has received several comments opposing the Offer of Settlement and its decision relating to the Offer of Settlement is pending as of the date of this report. The FERC could issue an HCC license as early as 2022, but as of the date of this report Idaho Power believes issuance is more likely in 2023 or thereafter.

Idaho Power continues to work with Idaho and Oregon on measures to provide reasonable assurance that any discharges from the HCC will comply with applicable state water quality standards and associated measures identified in the final Section 401 certifications, and continues to cooperate with the USFWS, the NMFS, and the FERC in an effort to address ESA concerns. Measures identified in the final Section 401 certifications included construction of aerated runners at the Brownlee project (part of the HCC), modification of spillways at the three dams in the HCC to address total dissolved gas issues, and upstream watershed improvements to address water temperatures during a small portion of the year. These and any other additional measures to satisfy relicensing requirements have added and will continue to add substantially to project costs.

In July 2020, Idaho Power submitted to the FERC its supplement to the final license application that incorporated the settlement agreement reached between Idaho and Oregon on the CWA Section 401 certifications, and provided feedback on proposed modification of the 2007 final EIS for the HCC. The July 2020 filing also contained an updated cost analysis of the HCC and a request for the FERC to issue a 50-year license and initiate a supplemental National Environmental Policy Act (NEPA) process at the FERC. Idaho Power prepared draft biological assessments in consultation with the USFWS and the NMFS and filed those with the FERC in October 2020. The draft biological assessments are intended to provide the necessary information to the USFWS and the NMFS to issue their biological opinion as required under the ESA. Idaho Power expects the FERC to initiate formal ESA consultation with the USFWS and the NMFS.

As of the date of this report, Idaho Power is unable to predict the timing of issuance by the FERC of any license order or the ultimate capital investment and ongoing operating and maintenance costs Idaho Power will incur in complying with any new license. However, Idaho Power estimates that the annual costs it will incur to obtain a new long- term license for the HCC, including AFUDC, are likely to range from $30 million to $40 million until issuance of the license. Subsequent to the issuance of a new license, Idaho Power expects to incur increased annual operating and maintenance costs to comply with the requirements of any new license.

American Falls Relicensing: In April 2020, the FERC formally initiated the relicensing proceeding for the American Falls hydropower facility, which is Idaho Power's largest hydropower facility outside of the HCC, with a generating capacity of 92.3 MW. Idaho Power owns the generation facility but not the structural dam itself, which is owned by the U.S. Bureau of Reclamation. The FERC recognized Idaho Power’s pre-application document, including a proposed process plan and schedule, and recognized Idaho Power’s intent to file an application for a license. A final license application is due to the FERC in 2023. The relicensing proceeding will begin the process of informal ESA Section 7 consultation with the USFWS and Section 106 of the National Historic Preservation Act consultation with the Idaho State Historic Preservation Office. American Falls' current license expires in 2025, and as of the date of this report, Idaho Power expects the FERC to issue a license for this facility prior to the expiration.

Renewable Energy Standards and Contracts

Renewable Portfolio Standards: Many states have enacted legislation that would require electric utilities to obtain a specified percentage of their electricity from renewable sources. These requirements are commonly referred to as a "renewable portfolio standard" or "RPS." However, as of the date of this report no State of Idaho RPS is in effect. Idaho Power will be required to comply with either a five- or ten-percent RPS in Oregon beginning in 2025 (depending on loads at that time), and Idaho Power expects to meet either RPS requirement with renewable energy certificates (RECs) obtained from the purchase of energy from the Elkhorn Valley wind project.

Pursuant to an IPUC order, Idaho Power is selling its near-term RECs and returning to customers their share (shared 95 percent with customers in the Idaho jurisdiction) of those proceeds through the PCA. For the years ended December 31, 2020, and 2019, Idaho Power's REC sales totaled $5.2 million and $5.5 million, respectively.

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

Renewable and Other Energy Contracts: Idaho Power has contracts for the purchase of electricity produced by third-party owned generation facilities, most of which produce energy with the use of renewable generation sources such as wind, solar, biomass, small hydropower, and geothermal. The majority of these contracts are entered into as mandatory purchases under PURPA. As of December 31, 2020, Idaho Power had contracts to purchase energy from 128 on-line PURPA projects. An additional three contracts are with on-line non-PURPA projects, including the Elkhorn Valley wind project with a 101-MW nameplate capacity.

The following table sets forth, as of December 31, 2020, the resource type and nameplate capacity of Idaho Power's signed agreements for power purchases from PURPA and non-PURPA generating facilities. These agreements have original contract terms ranging from one to 35 years.

Resource Type	On-line megawatts (MW)	Under Contract but not yet On-line (MW)	Total Projects under Contract (MW)
PURPA:
Wind	627	—	627
Solar	316	3	319
Hydropower	147	3	150
Other	44	—	44
Total PURPA	1,134	6	1,140
Non-PURPA:
Wind	101	—	101
Geothermal	35	—	35
Solar	—	120	120
Total non-PURPA	136	120	256

The projects not yet on-line include two PURPA-qualifying facility hydropower projects that are scheduled to be on-line in 2021 and one PURPA-qualifying facility solar project scheduled to be on-line in 2022. The non-PURPA solar project is scheduled to be on-line in 2022.

In July 2020, the FERC issued Order No. 872, which could affect how states determine PURPA project avoided cost rates for purchases of power generated from qualifying facilities (QF), which facilities are eligible for QF status, whether and when certain QFs can enter into purchase agreements with utilities, and how parties can contest the eligibility of a generation facility seeking QF status. As of the date of this report, Idaho Power is unable to determine the impact of these potential changes on the company's future obligations for new PURPA power purchase contracts. Further action by the state public utility commissions is required to implement many of the changes. Substantially all PURPA power purchase costs are recovered through base rates and Idaho Power's power cost adjustment mechanisms.
ENVIRONMENTAL MATTERS

Overview

Idaho Power's activities are subject to a broad range of federal, state, regional, and local laws and regulations designed to protect, restore, and enhance the environment, including the Affordable Clean Energy (ACE) rule and other Clean Air Act (CAA) requirements, the CWA, the Resource Conservation and Recovery Act, the Toxic Substances Control Act, the Comprehensive Environmental Response, Compensation and Liability Act, and the ESA, among other laws. These laws are administered by a number of federal, state, and local agencies. In addition to imposing continuing compliance obligations and associated costs, these laws and regulations provide authority to regulators to levy substantial penalties for noncompliance, injunctive relief, and other sanctions. Idaho Power's two co-owned coal-fired power plants and three natural gas-fired combustion turbine power plants are subject to many of these regulations. Idaho Power's 17 hydropower projects are also subject to a number of water discharge standards and other environmental requirements.

Compliance with current and future environmental laws and regulations may:

•increase the operating costs of generating plants;
•increase the construction costs and lead time for new facilities;
•require the modification of existing generating plants, which could result in additional costs;
•require the curtailment or shut-down of existing generating plants;
•reduce the output from current generating facilities; or
•require the acquisition of alternative sources of energy or storage technology, increased transmission wheeling, or require construction of additional generating facilities, which could result in higher costs.

Current and future environmental laws and regulations could significantly increase the cost of operating fossil fuel-fired generation plants and constructing new generation and transmission facilities, in large part through the substantial cost of permitting activities and the required installation of additional pollution control devices. In many parts of the United States, some higher-cost, high-emission coal-fired plants have ceased operation or the plant owners have announced a near-term cessation of operation as the cost of compliance makes the plants uneconomical to operate. The decision to cease operation of the Boardman power plant in October 2020 was based in part on the significant cost of compliance with environmental laws and regulations. The decision to pursue an end to participation in coal-fired operations at the North Valmy plant was also based primarily on the economics of operating the plant. Beyond increasing costs generally, these environmental laws and regulations could affect IDACORP's and Idaho Power's results of operations and financial condition if the costs associated with these environmental requirements and early plant retirements cannot be fully recovered in rates on a timely basis.

Part I, Item 1 - “Business - Utility Operations - Environmental Regulation and Costs” in this report includes a summary of Idaho Power's expected capital and operating expenditures for environmental matters during the period from 2021 to 2023. Given the uncertainty of future environmental regulations and technological advances, there is uncertainty around near-term estimates, and Idaho Power is also unable to predict its environmental-related expenditures beyond 2023, though they could be substantial. Furthermore, several executive orders issued since 2017 concerning environmental regulations, including recent executive orders issued by the new Presidential Administration in 2021, as described below, could result in significant changes in, and uncertainty with respect to, legislation, regulation, and government policy regarding environmental matters. The outcome of federal agencies' review of regulations covered by executive orders and revocation of executive orders is difficult to predict. Changes to or elimination of regulations may lower Idaho Power's costs of operating and maintaining fossil fuel-fired generation plants and transmission lines, due to the reduction of potential environmental infrastructure upgrades or reduction or elimination of permitting requirements. Executive orders resulting in more strict or robust regulations, or additional regulations, on the other hand, would likely increase Idaho Power's costs of operating and maintaining its facilities. Executive orders may be affected by Congressional action and challenged in court. Further, state and local governmental authorities could choose to challenge or replace the federal regulations or bolster or undermine environmental compliance and enforcement efforts at the local level, and therefore, Idaho Power is uncertain whether and to what extent the orders could affect its operations, and environmental-related expenditures. Idaho Power plans to continue to monitor actions associated with or resulting from executive orders.

Executive Orders on Environmental Matters

In January 2021, the new Presidential Administration issued several executive orders to establish new federal environmental mandates, revoke several existing executive orders, and require agencies to review regulations related to environmental matters issued by the previous Presidential Administration. One executive order rejoined the United States to the Paris Agreement on climate change, which requires commitments to reduce greenhouse gas emissions, among other things. In response to another executive order, the EPA requested that the U.S. Department of Justice stay all proceedings in pending litigation seeking judicial review of any EPA regulations promulgated between 2017 and January 20, 2021. Another recent executive order directed the Office of the Federal Register to stop publishing rules and other documents sent to it by the previous Presidential Administration, which Idaho Power believes may apply to the regional haze rules described in this MD&A below, and paused the effective date of certain federal rules that had not yet taken effect as of January 20, 2021. During the "freeze period," the federal agencies are directed to review any such pending actions and determine whether they should move forward or be modified on a rule-by-rule basis by the relevant federal agency. New or modified environmental regulations resulting from these orders could impact Idaho Power's plans and pre-construction activities related to its major transmission projects, which could lead to substantially higher construction and permitting costs and could delay construction. As of the date of this report, Idaho Power is uncertain whether and to what extent these executive orders, any future executive orders, and the implementation of these and any future executive orders may impact Idaho Power's business, results of operations and financial condition.

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

In November 2018, the U.S. Supreme Court held that an area is eligible for designation as a critical habitat under the ESA only if it is also "habitat" for the species as defined in the statute, which generally means the area can support the species without modification, and as part of the designation, the USFWS must also consider the costs compared to the benefits of such designation. Idaho Power believes this ruling may limit the number of areas designated as critical habit and could also reduce Idaho Power’s obligations for mitigation under the ESA. Furthermore, in August 2019, the USFWS and the NMFS issued a set of regulatory changes to some of the standards under which listings, delisting, and reclassifications and critical habitat designations are made. While the ultimate impact of implementation of those changes is yet to be determined, taken as a whole, Idaho Power believes that the changes could reduce the role of climate change models in listing decisions and the designations of critical habitat in areas where species are not present, which could also reduce Idaho Power's obligations for mitigation under the ESA related to various construction and relicensing projects.

The construction of generation, transmission, or distribution facilities and the relicensing of Idaho Power's hydropower projects can be federally authorized actions that fall under the ESA. There are a number of threatened or endangered species within Idaho Power's service area and within or near proposed transmission line routes, including the slickspot peppergrass. In December 2020, the USFWS announced that although it will not yet list the black and orange monarch butterfly as threatened or endangered, it will continue to monitor this species for future determination in 2024, which Idaho Power believes could potentially impact right-of-way maintenance for its transmission line routes. Further, there are a number of ESA-listed fish and other aquatic species located in waterways in which Idaho Power has hydropower facilities, including fall Chinook salmon, bull trout, Bliss Rapids snail, and Snake River physa snail. To date, efforts to protect these and other listed species have not significantly affected generation levels or operating costs at any of Idaho Power's hydropower facilities. However, the ongoing relicensing of the HCC presents endangered species and fisheries issues that may require operational adjustments and could adversely impact the amount of output from hydropower dams, potentially causing Idaho Power to rely on more expensive sources for power generation or market purchases.

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

In June 2017, the Secretary of the Interior issued an order directing the BLM to review the 2015 sage grouse resource management and land use plan revisions and to identify provisions that may require modification or rescission to address energy and other development of public lands. In March 2019, the BLM issued a record of decision for six environmental impact statements that modified the 2015 sage grouse plans to better align the plan with state plans, conservation measures and the Department of the Interior and BLM policy. In October 2019, the U.S. District Court for Idaho placed a preliminary injunction on the implementation of the BLM's March 2019 plans. In order to address the concerns contained in the preliminary injunction, BLM initiated a supplemental EIS that was completed in November 2020. A record of decision for the 2020 supplemental EIS was signed in January 2021. As of the date of this report, the BLM is implementing the plans adopted in 2015 and the above lawsuits are stayed as the parties and the courts have agreed that the processes initiated by the BLM may result in further administrative actions that could remove the need for the lawsuits.

ESA Issues Related to Specific Projects:

Hells Canyon Relicensing Project: In December 2004, Idaho Power and eleven other parties, including the NMFS and the USFWS, entered into an interim agreement that addresses the effects of the ongoing operations of the HCC on ESA listed species pending the relicensing of the project. In 2007, the FERC requested initiation of formal consultation under the ESA with the NMFS and the USFWS regarding potential effects of HCC relicensing on several listed aquatic and terrestrial species. Idaho Power prepared draft biological assessments in consultation with the USFWS and the NMFS and filed those with the FERC in October 2020. The draft biological assessments are intended to provide the necessary information to the USFWS and the NMFS to issue their biological opinion as required under the ESA. Idaho Power expects the FERC to initiate formal ESA consultation with the USFWS and the NMFS. At the conclusion of formal consultation and with the issuance of biological opinions by the NMFS and the USFWS and an operating license by the FERC, Idaho Power may be required to implement additional measures or further modify or adjust operations to comply with Section 7 of the ESA. The issuance of a final biological opinion during 2021 is unlikely.

Gateway West and Boardman-to-Hemingway Transmission Projects and Other Infrastructure - Slickspot Peppergrass and Washington Ground Squirrel Designations: In August 2016, the USFWS re-instated the threatened species status of slickspot peppergrass under the ESA. In July 2020, the USFWS published a revised proposed rule designating critical habitat for the species, most of which are located on federal land. Idaho Power expects the listing of the slickspot peppergrass and its existence within or near the proposed route for the Gateway West transmission line project and other transmission and distribution lines to increase the cost and timing of permitting and construction of the projects, as it requires an ESA Section 7 consultation and potential mitigation. As of the date of this report, Idaho Power is uncertain whether such increases will be significant.

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

Lower Snake River Hydroelectric Projects: In May 2016, the United States District Court for the District of Oregon issued an opinion finding that in the context of hydropower facilities owned and operated by the U.S. Army Corps of Engineers (USACE) and located on the lower Snake River, National Oceanic and Atmospheric Administration's National Marine Fisheries Service (NOAA Fisheries) violated the ESA by using improper standards, failing to consider adequately the impact of climate change on habitat conditions, and placing undue reliance on unproven, future federal habitat conservation measures, particularly to the degree that the success of the measures could be undermined by climate change. The court also found that other federal agencies violated the National Environmental Policy Act (NEPA) by failing to prepare a comprehensive environmental impact statement on implementation of the conservation measures ordered by NOAA Fisheries, including analysis of the measures directed by NOAA Fisheries and other reasonable alternatives. The court’s opinion and its emphasis on a climate change-driven analysis element, if generalized to other situations, could require ESA-driven avoidance, minimization, and compensatory mitigation efforts to incorporate surplus measures to ensure species’ protection, which could result in considerable increases in cost beyond the cost of additional analysis in the NEPA process. In September 2016, federal agencies initiated an environmental impact statement process (EIS) to examine hydropower dams on the lower Snake River. In September 2020, the federal agencies signed a record of decision on the EIS that will guide the operation of those dams and may expedite projects and reduce the number of actions subject to NEPA review. None of Idaho Power’s hydropower facilities are included in the studies.

Changes to NEPA: In July 2020, the previous Presidential Administration's Council on Environmental Quality announced its final rule to narrow federal agencies' NEPA obligations. NEPA applies to Idaho Power’s transmission and distribution lines that are located on federal land, as well as other company activities involving federal actions. While Idaho Power believes the changes to NEPA will be subject to legal challenge, if upheld they may expedite and make less costly Idaho Power’s permitting and right-of-way processes for those projects. Under Executive Order 13990 issued in January 2021, the Council on Environmental Quality is tasked with reviewing the 2020 rule.

Climate Change and the Regulation of Greenhouse Gas Emissions

Overview: Long-term climate change could significantly affect Idaho Power's business in a variety of ways, including:

•changes in temperature and precipitation could affect customer demand for electric power;

•extreme weather events, wildfires, drought, and other natural phenomena and natural disasters could increase service interruptions, outages, maintenance costs, system damage, personal property damage, personal injuries and loss of life, legal liability, and the need for additional backup systems, and can affect the supply of, and demand for, electricity and natural gas, which may impact the price of those and other commodities;
•changes in the amount and timing of snowpack and stream flows could affect hydropower generation;
•legislative and/or regulatory developments related to climate change could affect plants and operations, including restrictions on the construction of new generation resources, the expansion of existing resources, or the operation of generation resources; and
•consumer preference for, and resource planning decisions requiring, renewable or low greenhouse gas (GHG)-emitting sources of energy could impact usage of existing generation sources and require significant investment in new generation and transmission infrastructure.

Federal and state regulations pertaining to GHG emissions under the CAA have raised uncertainty about the future viability of fossil fuels, most notably coal, as an economical energy source for new and existing electric generation facilities because many new technologies for reducing CO2 emissions from coal, including carbon capture and storage, are still in the development stage and are not yet proven. Stringent emissions standards could result in significant increases in capital expenditures and operating costs, which may accelerate the retirement of coal-fired units and create power system reliability issues. Some higher-cost, high-emission coal-fired plants have ceased operation or the plant owners have announced a near-term cessation of operation, as the cost of compliance makes the plants uneconomical to operate, particularly in light of continued low natural gas prices that decrease the cost to operate natural gas-fired power plants. As a result, Idaho Power ended its participation in coal-fired operations at the Boardman power plant in October 2020 and the North Valmy plant unit 1 in December 2019, and plans to end its participation in the North Valmy plant unit 2 no later than the end of 2025.

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

In August 2015, the EPA promulgated the Clean Power Plan (CPP) under Section 111(d) of the CAA, which required states to adopt plans to collectively reduce 2005 levels of power sector CO2 emissions by 32 percent by the year 2030. In June 2019, the EPA released the ACE rule to replace the CPP under Section 111(d) of the CAA for existing electric utility generating units. In August 2019, twenty-two states sued the EPA in federal appeals court to challenge the ACE rule. In January 2021, the U.S. Court of Appeals for the District of Columbia Circuit vacated the ACE rule in its entirety and directed the EPA to create a new regulatory approach. On February 12, 2021, the EPA issued a memorandum notifying states that it will not require states to submit plans to the EPA under Section 111(d) of the CAA because the Court vacated the ACE without reinstating the CPP. As of the date of this report, expects to continue with its planned retirements and other planned upgrades at generating facilities.

State GHG Initiatives and Idaho Power’s Voluntary GHG Reduction Initiative: In August 2007, the Oregon legislature enacted legislation setting goals of reducing GHG levels to 10 percent below 1990 levels by 2020 and at least 75 percent below 1990 levels by 2050. Oregon imposes GHG emission reporting requirements on facilities emitting 2,500 metric tons or more of CO2 equivalent annually. The Boardman power plant located in Oregon, in which Idaho Power was a 10-percent owner, was subject to and in compliance with Oregon's GHG reporting requirements but ceased coal-fired operations in 2020.

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

MATS Implementation: The final MATS rule under the CAA, previously referred to as the Utility Maximum Achievable Control Technology Rule, was issued in February 2012. The final rule established emission limits for hazardous air pollutants from new and existing coal-fired and oil-fired steam electric generating units. The MATS rule provided that sources must be in compliance with emission limits by April 2015. Idaho Power and the plant co-owners have installed mercury continuous emission monitoring systems on all of the coal-fired units at the Jim Bridger and North Valmy coal-fired generating plants, along with control technology to reduce mercury, acid gases, and particulate matter emissions for purposes of compliance with the MATS rule. Legal challenges relating to the MATS rule, to which Idaho Power is not a party and pursuant to which the EPA is performing a court-mandated cost analysis for the rule, are pending. In August 2018, the EPA began reconsidering the justification behind the MATS rule and reviewing the regulations emissions standards. In December 2018, the EPA determined that it is not appropriate and necessary to regulate hazardous air pollutant emissions from power plants under Section 112 of the CAA. The emissions standards and other requirements of the MATS rule, however, remain in place. Idaho Power believes that as of the date of this report, its jointly-owned coal-fired plants are in compliance with the MATS rule, which does not significantly impact Idaho Power’s operations or financial results.

National Ambient Air Quality Standards: The CAA requires the EPA to set ambient air quality standards for six "criteria" pollutants considered harmful to public health and the environment. These six pollutants are carbon monoxide, lead, ozone, particulate matter, nitrogen dioxide (NO2), and sulfur dioxide (SO2). States are then required to develop emissions reduction strategies through State Implementation Plans, or SIPs, based on attainment of these ambient air quality standards. Recent developments and pending actions related to certain of those items relevant to Idaho Power include the following:

•NO2: In 2010, the EPA adopted a new NAAQS for NO2 at a level of 100 parts per billion averaged over a one-hour period. In connection with the new NAAQS, in February 2012 the EPA issued a final rule designating all of the counties in Idaho, Nevada, and Wyoming where Idaho Power owns or has an interest in a natural gas or coal-fired power plant as “unclassifiable/attainment” for NO2.

•SO2: In 2010, the EPA adopted a new NAAQS for SO2 at a level of 75 parts per billion averaged over a one-hour period. In 2011, the states of Idaho, Nevada, Oregon, and Wyoming sent letters to the EPA recommending that all counties in these states be classified as "unclassifiable" under the new one-hour SO2 NAAQS because of a lack of definitive monitoring and modeling data. In February 2013, the EPA issued letters to the states of Idaho and Oregon, finding that the most recent air quality data for those states showed no violations of the 2010 SO2 standard. Since January 2018, the EPA has finalized designations of “unclassifiable/attainment” for SO2 for all areas in which Idaho Power owns or has an interest in a natural gas or coal-fired power plant.

•Ozone: In late 2014, the EPA issued a proposed rule that would update the ozone standard under the CAA, from 75 parts per billion over an eight-hour period to 65 to 70 parts per billion over an eight-hour period. In October 2015, the EPA issued a final rule lowering the national ozone standard under the CAA to 70 parts per billion. The EPA stated that the vast majority of United States counties will meet the standards by 2025 with federal and state rules and programs now in place or underway. Since January 2018, the EPA has finalized designations for all of the counties in which Idaho Power owns or has an interest in a natural gas or coal-fired power plant and determined that they meet the standard.

As of the date of this report and based on the EPA designations described above, Idaho Power does not expect these standards to significantly impact its operations or materially increase Idaho Power’s capital and operating costs.

Regional Haze Rules: In accordance with federal regional haze rules under the CAA, coal-fired utility boilers are subject to regional haze - best available retrofit technology (RH BART) if they were built between 1962 and 1977 and affect any "Class I" (wilderness) areas. This includes all units at the Jim Bridger plant.

In December 2009, the WDEQ issued a RH BART permit to PacifiCorp as the operator of the Jim Bridger plant. As part of the WDEQ's long term strategy for regional haze, the permit required that PacifiCorp install selective catalytic reduction (SCR) equipment for nitrogen oxide (NOx) control at Jim Bridger units 3 and 4 by December 31, 2015, and December 31, 2016, respectively, which has been completed, and submit an application by December 31, 2017, to install add-on NOx controls at Jim Bridger unit 2 by 2021 and unit 1 by 2022, which was submitted in December 2017. In November 2010, PacifiCorp and the WDEQ signed a settlement agreement under which PacifiCorp agreed to the timing and nature of the controls. The settlement agreement was conditioned on the EPA ultimately approving those portions of the Wyoming regional haze state implementation plan (SIP) that are consistent with the terms of the settlement agreement. In January 2014, the EPA approved Wyoming's regional haze SIP as to the Jim Bridger plant, with the NOx control compliance dates set forth in the settlement agreement.

In February 2019, PacifiCorp submitted a SIP revision to the WDEQ as an alternative regional haze compliance plan for the Jim Bridger plant that includes a reduced plant-wide monthly limit on emissions for NOx and SO2 and an annual total emissions cap for NOx and SO2 for units 1-4. In May 2020, the WDEQ approved the alternative plan as proposed, which would eliminate the requirement to install add-on NOx controls at Jim Bridger units 1 and 2. The new enforceable emissions limits are scheduled to go into effect on January 1, 2022. As of the date of this report, the EPA is reviewing the plan and will provide a public comment period. Idaho Power is uncertain when the EPA will finalize its decision on the proposed SIP revision, in part due to an executive order issued in January 2021 pausing all Federal Register publications for 60 days and requiring the EPA to review its decision.

Clean Water Act Matters

Definition of “Waters of the United States” Under the CWA: In August 2015, the EPA and the USACE's final rule defining the phrase "waters of the United States" (WOTUS) under the CWA became effective (WOTUS Rule). Idaho Power believes that the 2015 rule potentially expanded federal jurisdiction under the CWA beyond traditional navigable waters, interstate waters, territorial seas, tributaries, and adjacent wetlands, to a number of other waters, including waters with a "significant nexus" to those traditional waters. The WOTUS Rule was widely challenged in both federal district and circuit courts. In January 2020, the EPA and USACE finalized the first of a two-part rule to repeal the WOTUS Rule and set new and more expansive standards for determining which waters are subject to the CWA, which substantially restored the definitions and guidance used prior to the WOTUS Rule. In April 2020, the EPA and USACE published the second part of the final rule to replace the WOTUS Rule with the "Navigable Waters Protection Rule" that provides a final definition of "waters of the United States," which ultimately narrows the scope of waters subject to federal regulation under the CWA. The Navigable Waters Protection Rule became effective in June 2020. In January 2021, the Presidential Administration issued an executive order directing the USACE to review the Navigable Waters Protection Rule definition of WOTUS.

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

Section 401 Water Quality Certification: As described more fully under “Relicensing of Hydropower Projects” in the "Regulatory Matters" section of this MD&A, Idaho Power filed water quality certification applications, required under Section 401 of the CWA, with the states of Idaho and Oregon requesting that each state certify that any discharges from the HCC comply with applicable state water quality standards. The states issued final certifications in May 2019, after reaching a settlement with Idaho Power on fisheries-related matters. The Oregon certification, however, was challenged in state court by third parties. Idaho Power intervened in one of those lawsuits and is closely monitoring the other. In December 2019, Idaho Power filed an Offer of Settlement with the FERC requesting specific language be included in the new HCC license based upon the fish settlement among Idaho, Oregon, and Idaho Power. During the first quarter of 2020, the FERC received several comments opposing the Offer of Settlement and its decision relating to the Offer of Settlement is pending as of the date of this report.

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

Accounting for Rate Regulation

Entities that meet specific conditions are required by GAAP to reflect the impact of regulatory decisions in their consolidated financial statements and to defer certain costs as regulatory assets until matching revenues can be recognized. Similarly, certain items must be deferred as regulatory liabilities. Idaho Power must satisfy three conditions to apply regulatory accounting: (1) an independent regulator must set rates; (2) the regulator must set the rates to cover specific costs of delivering service; and (3) the service area must lack competitive pressures to reduce rates below the rates set by the regulator.

Idaho Power has determined that it meets these conditions, and its financial statements reflect the effects of the different rate-making principles followed by the jurisdictions regulating Idaho Power. The primary effect of this policy is that Idaho Power had recorded approximately $1.6 billion of regulatory assets and $0.8 billion of regulatory liabilities at December 31, 2020. Idaho Power expects to recover these regulatory assets from customers through rates and refund these regulatory liabilities to customers through rates, but recovery or refund is subject to final review by the regulatory bodies. If future recovery or refund of these amounts ceases to be probable, or if Idaho Power determines that it no longer meets the criteria for applying regulatory accounting, or if accounting rules change to no longer provide for regulatory assets and liabilities, Idaho Power could be required to eliminate those regulatory assets or liabilities, which could have a material effect on Idaho Power’s financial condition or results of operations.

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

The assumed discount rate is based on reviews of market yields on high-quality corporate debt. Specifically, IDACORP and Idaho Power determined the discount rate for each plan through the construction of hypothetical portfolios of bonds selected from high-quality corporate bonds available as of December 31, 2020, with maturities matching the projected cash outflows of the plans. Based on the results of this analysis, the discount rate used to calculate the 2021 defined benefit plan pension expense will be decreased to 2.80 percent from the 3.60 percent rate used in 2020.

Rate-of-return projections for plan assets are based on historical risk/return relationships among asset classes. The primary measure is the historical risk premium each asset class has delivered versus the yield on the Moody's AA Corporate Bond Index. This historical risk premium is then added to the current yield on the Moody's AA Corporate Bond Index, and Idaho Power believes the result provides a reasonable prediction of future investment performance. Additional analysis is performed to measure the expected range of returns, as well as worst-case and best-case scenarios. Based on the current interest rate environment, current rate-of-return expectations are lower than the nominal returns generated over the past 20 years when interest rates were generally much higher. The long-term rate of return used to calculate the 2021 pension expense will be 7.4 percent, the same assumption as used in 2020.

Gross net periodic pension and other postretirement benefit cost for these plans totaled $53.8 million and $50.0 million for the years ended December 31, 2020 and 2019, respectively, including amounts deferred as regulatory assets (see discussion below) and amounts allocated to capitalized labor. For 2021, gross pension and other postretirement benefit costs are expected to total approximately $59.1 million, which takes into account the change in the discount rate noted above.

Had different actuarial assumptions been used, pension expense could have varied significantly. The following table reflects the sensitivities associated with changes in the discount rate and rate-of-return on plan assets actuarial assumptions on historical and future pension and postretirement expense:

	Discount rate		Rate of return
	2021	2020	2021	2020
	(millions of dollars)
Effect of 0.5% rate increase on net periodic benefit cost	$(10.7)	$(8.7)	$(4.6)	$(4.0)
Effect of 0.5% rate decrease on net periodic benefit cost	12.3	9.7	4.5	4.0

Additionally, a 0.5 percent increase in the plans' discount rates would have resulted in a $121.8 million decrease in the combined benefit obligations of the plans as of December 31, 2020. A 0.5 percent decrease in the plans' discount rates would have resulted in an $138.9 million increase in the combined benefit obligations of the plans as of December 31, 2020.

The IPUC has authorized Idaho Power to account for its defined benefit pension plan expense on a cash basis, and to defer and account for accrued pension expense as a regulatory asset. The IPUC acknowledged that it is appropriate for Idaho Power to seek recovery in its revenue requirement of reasonable and prudently incurred pension expense based on actual cash contributions. In 2007, Idaho Power began deferring pension expense to a regulatory asset account to be matched with revenue when future pension contributions are recovered through rates. At December 31, 2020, a total of $201 million of expense was deferred as a regulatory asset. Idaho Power expects to defer approximately $30 million of expense in 2021. Idaho Power recorded pension expense on its consolidated statements of income related to its tax-qualified defined benefit pension plan of approximately $19 million in 2020 and 2019.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IDACORP and Idaho Power are exposed to market risks, including changes in interest rates, changes in commodity prices, credit risk, and equity price risk. The following discussion summarizes these risks and the financial instruments, derivative instruments, and derivative commodity instruments sensitive to changes in interest rates, commodity prices, and equity prices that were held at December 31, 2020. IDACORP and Idaho Power have not entered into any of these market-risk-sensitive instruments for trading purposes.

Interest Rate Risk

IDACORP and Idaho Power manage interest expense and short- and long-term liquidity through a combination of fixed rate and variable rate debt. Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly-rated financial institutions may be used to achieve the desired combination.

Variable Rate Debt: As of December 31, 2020, IDACORP and Idaho Power had no net floating rate debt, as the carrying value of short-term investments exceeded the carrying value of outstanding variable-rate debt.

Fixed Rate Debt: As of December 31, 2020, both IDACORP and Idaho Power had $2.0 billion in fixed rate debt, with a fair market value of approximately $2.4 billion. These instruments are fixed rate and, therefore, do not expose the companies to a loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $257.8 million if market interest rates were to decline by one percentage point from their December 31, 2020, levels.

Commodity Price Risk

IDACORP's exposure to changes in commodity prices is related to Idaho Power's ongoing utility operations that produce electricity to meet the demand of its retail electric customers. To supplement its generation resources and balance its supply of power with the demand of its retail customers, Idaho Power participates in the wholesale marketplace. Purchased power arrangements allow Idaho Power to respond to fluctuations in the demand for electricity and variability in generating plant operations. Idaho Power also enters into arrangements for the purchase of fuel for natural gas and coal-fired generating plants. These contracts for the purchase of power and fuel expose Idaho Power to commodity price risk. The effects of changes in commodity prices on Idaho Power are mitigated in large part by Idaho Power's Idaho and Oregon power cost adjustment mechanisms.

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

The primary objectives of Idaho Power’s energy purchase and sale activity are to meet the demand of retail electric customers, to maintain appropriate physical reserves to ensure reliability, and to make economic use of temporary surpluses that may develop. Idaho Power has adopted an energy risk management program, which has been reviewed and accepted by the IPUC, designed to reduce exposure to power supply cost-related uncertainty, further mitigating commodity price risk. Idaho Power’s Energy Risk Management Policy and associated standards implementing the Risk Management Policy describe a collaborative process with customers and regulators via a committee called the Customer Advisory Group (CAG). The Risk Management Committee (RMC), comprised of Idaho Power officers and senior managers, oversees the risk management program. The RMC is responsible for communicating the status of risk management activities to Idaho Power's Board of Directors and to the CAG, and Idaho Power’s Audit Committee is responsible for approving the Risk Management Policy and associated standards. The RMC is also responsible for conducting an ongoing general assessment of the appropriateness of Idaho Power’s strategies for energy risk management activities. In its energy risk management process, Idaho Power considers both demand-side and supply-side options consistent with its Integrated Resource Plan. The primary tools for risk mitigation are physical and financial forward power transactions and fueling alternatives for utility-owned generation resources. Idaho Power only engages in a nominal amount of trading activity for non-retail purposes.

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

The use of performance assurance collateral in the form of cash, letters of credit, or guarantees is common industry practice. Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties. As of December 31, 2020, Idaho Power had $0.5 million of performance assurance collateral posted related to these contracts. Should Idaho Power experience a reduction in its credit rating on Idaho Power’s unsecured debt to below investment grade, Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral. Counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions. Based upon Idaho Power’s energy and fuel portfolio and market conditions as of December 31, 2020, the amount of collateral that could be requested upon a downgrade to below investment grade was approximately $11.4 million. To minimize capital requirements, Idaho Power actively monitors the portfolio exposure and the potential exposure to additional requests for performance assurance collateral calls through sensitivity analysis.

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

IDACORP, Inc.
Consolidated Statements of Income

	Year Ended December 31,
	2020	2019	2018
	(thousands of dollars except for per share amounts)
Operating Revenues:
Electric utility revenues	$1,347,340	$1,342,940	$1,366,582
Other	3,389	3,443	4,170
Total operating revenues	1,350,729	1,346,383	1,370,752

Operating Expenses:
Electric utility:
Purchased power	297,417	285,266	293,814
Fuel expense	172,740	156,872	133,198
Power cost adjustment	(33,708)	2,047	42,106
Other operations and maintenance	352,071	355,770	364,456
Energy efficiency programs	42,478	40,128	35,703
Depreciation	171,648	169,210	165,190
Other electric utility operating expenses	35,914	35,995	36,859
Total electric utility expenses	1,038,560	1,045,288	1,071,326
Other	2,648	2,769	2,504
Total operating expenses	1,041,208	1,048,057	1,073,830

Operating Income	309,521	298,326	296,922

Nonoperating (Income) Expense:
Allowance for equity funds used during construction	(29,551)	(27,112)	(24,353)
Earnings of unconsolidated equity-method investments	(11,513)	(12,370)	(12,449)
Interest on long-term debt	84,251	82,457	84,408
Other interest	14,753	14,721	11,691
Allowance for borrowed funds used during construction	(11,578)	(10,703)	(10,151)
Other (income) expense, net	(3,509)	(6,502)	2,867
Total nonoperating expense, net	42,853	40,491	52,013

Income Before Income Taxes	266,668	257,835	244,909

Income Tax Expense	28,700	24,507	17,386

Net Income	237,968	233,328	227,523
Adjustment for income attributable to noncontrolling interests	(551)	(474)	(722)
Net Income Attributable to IDACORP, Inc.	$237,417	$232,854	$226,801

Weighted Average Common Shares Outstanding - Basic (000’s)	50,538	50,502	50,432
Weighted Average Common Shares Outstanding - Diluted (000’s)	50,572	50,537	50,510
Earnings Per Share of Common Stock:
Earnings Attributable to IDACORP, Inc. - Basic	$4.70	$4.61	$4.50
Earnings Attributable to IDACORP, Inc. - Diluted	$4.69	$4.61	$4.49

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2020	2019	2018
	(thousands of dollars)

Net Income	$237,968	$233,328	$227,523
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $(2,452), $(4,658), and $2,815	(7,074)	(13,440)	8,120
Total Comprehensive Income	230,894	219,888	235,643
Comprehensive income attributable to noncontrolling interests	(551)	(474)	(722)
Comprehensive Income Attributable to IDACORP, Inc.	$230,343	$219,414	$234,921

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Balance Sheets

	December 31,
	2020	2019
	(in thousands)
Assets

Current Assets:
Cash and cash equivalents	$275,116	$217,254
Short-term investments	25,000	—
Receivables:
Customer (net of allowance of $4,766 and $1,401, respectively)	72,826	72,675
Other (net of allowance of $497 and $343, respectively)	12,661	18,789
Income taxes receivable	2,164	3,106
Accrued unbilled revenues	72,461	64,545
Materials and supplies (at average cost)	64,941	56,660
Fuel stock (at average cost)	31,646	57,448
Prepayments	20,184	17,638
Current regulatory assets	63,407	56,626
Other	1,995	405
Total current assets	642,401	565,146

Investments	126,948	98,218

Property, Plant and Equipment:
Utility plant in service	6,283,790	6,113,567
Accumulated provision for depreciation	(2,193,831)	(2,155,783)
Utility plant in service - net	4,089,959	3,957,784
Construction work in progress	597,152	552,499
Utility plant held for future use	4,109	3,872
Other property, net of accumulated depreciation	18,290	17,299
Property, plant and equipment - net	4,709,510	4,531,454

Other Assets:
Company-owned life insurance	62,382	58,922
Regulatory assets	1,495,488	1,326,433
Other	58,515	61,028
Total other assets	1,616,385	1,446,383

Total	$7,095,244	$6,641,201

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Balance Sheets

	December 31,
	2020	2019
	(in thousands)
Liabilities and Equity

Current Liabilities:
Current maturities of long-term debt	$—	$100,000
Accounts payable	120,576	110,745
Taxes accrued	19,508	11,501
Interest accrued	24,030	20,999
Accrued compensation	52,245	52,550
Current regulatory liabilities	11,104	33,987
Advances from customers	29,341	28,452
Other	30,767	16,625
Total current liabilities	287,571	374,859

Other Liabilities:
Deferred income taxes	800,251	746,231
Regulatory liabilities	757,730	748,198
Pension and other postretirement benefits	634,070	519,570
Other	48,752	45,131
Total other liabilities	2,240,803	2,059,130

Long-Term Debt	2,000,414	1,736,659

Commitments and Contingencies

Equity:
IDACORP, Inc. shareholders’ equity:
Common stock, no par value (120,000 shares authorized; shares issued 50,462 and 50,420, respectively)	869,235	868,307
Retained earnings	1,734,103	1,634,525
Accumulated other comprehensive loss	(43,358)	(36,284)
Treasury stock (0 and 22 shares at cost, respectively)	—	(1,920)
Total IDACORP, Inc. shareholders’ equity	2,559,980	2,464,628
Noncontrolling interests	6,476	5,925
Total equity	2,566,456	2,470,553

Total	$7,095,244	$6,641,201

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2020	2019	2018
	(thousands of dollars)
Operating Activities:
Net income	$237,968	$233,328	$227,523
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	175,941	173,800	169,120
Deferred income taxes and investment tax credits	25,175	22,389	11,292
Changes in regulatory assets and liabilities	(36,246)	(4,310)	48,392
Pension and postretirement benefit plan expense	28,970	27,804	32,256
Contributions to pension and postretirement benefit plans	(45,161)	(48,525)	(45,899)
Earnings of equity-method investments	(11,513)	(12,370)	(12,449)
Distributions from equity-method investments	14,477	21,800	31,115
Allowance for equity funds used during construction	(29,551)	(27,112)	(24,353)
Other adjustments to net income, net	10,457	8,040	8,997
Change in:
Accounts receivable	(374)	(5,996)	729
Accounts payable and other accrued liabilities	(356)	(9,526)	29,666
Taxes accrued/receivable	8,950	742	4,725
Other current assets	4,910	(8,820)	12,707
Other current liabilities	7,996	(799)	6,848
Other assets	(5,546)	(4,375)	(7,488)
Other liabilities	2,034	555	(1,555)
Net cash provided by operating activities	388,131	366,625	491,626
Investing Activities:
Additions to property, plant and equipment	(310,938)	(278,705)	(277,853)
Payments received from transmission project joint funding partners	3,197	2,442	21,587
Investments in affordable housing	(14,338)	(2,687)	—
Purchase of equity securities	(33,382)	(10,896)	(11,390)
Purchases of short-term investments	(25,000)	—	—
Proceeds from sale of equity securities	25,795	5,080	5,007
Other	7,408	4,274	4,472
Net cash used in investing activities	(347,258)	(280,492)	(258,177)
Financing Activities:
Issuance of long-term debt	310,000	166,100	220,000
Premium on issuance of long-term debt	31,384	—	—
Retirement of long-term debt	(175,000)	(166,100)	(130,000)
Dividends on common stock	(137,813)	(129,677)	(121,421)
Tax withholdings on net settlements of share-based awards	(4,641)	(4,160)	(3,614)
Make-whole premium on retirement of long-term debt	(3,305)	—	(4,607)
Debt issuance costs and other	(3,636)	(2,534)	(2,964)
Net cash provided by (used in) financing activities	16,989	(136,371)	(42,606)
Net increase (decrease) in cash and cash equivalents	57,862	(50,238)	190,843
Cash and cash equivalents at beginning of the year	217,254	267,492	76,649
Cash and cash equivalents at end of the year	$275,116	$217,254	$267,492
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Income taxes	$9,975	$14,055	$5,272
Interest (net of amount capitalized)	$81,074	$85,260	$80,951
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$45,004	$38,815	$29,528

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Statements of Equity

	Year Ended December 31,
	2020	2019	2018
	(thousands of dollars)
Common Stock:
Balance at beginning of year	$868,307	$863,593	$857,207
Share-based compensation expense	7,416	8,788	9,362
Tax withholdings on net settlements of share-based awards	(4,641)	—	—
Treasury shares issued	(1,920)	(4,172)	(3,068)
Other	73	98	92
Balance at end of year	869,235	868,307	863,593

Retained Earnings:
Balance at beginning of year	1,634,525	1,531,543	1,426,528
Net income attributable to IDACORP, Inc.	237,417	232,854	226,801
Common stock dividends ($2.72, $2.56, and $2.40 per share, respectively)	(137,839)	(129,872)	(121,786)
Balance at end of year	1,734,103	1,634,525	1,531,543

Accumulated Other Comprehensive (Loss) Income:
Balance at beginning of year	(36,284)	(22,844)	(30,964)
Unfunded pension liability adjustment (net of tax)	(7,074)	(13,440)	8,120
Balance at end of year	(43,358)	(36,284)	(22,844)

Treasury Stock:
Balance at beginning of year	(1,920)	(1,932)	(1,386)
Issued	1,920	4,172	3,068
Acquired	—	(4,160)	(3,614)
Balance at end of year	—	(1,920)	(1,932)

Total IDACORP, Inc. shareholders’ equity at end of year	2,559,980	2,464,628	2,370,360

Noncontrolling Interests:
Balance at beginning of year	5,925	5,451	4,729
Net income attributable to noncontrolling interests	551	474	722
Balance at end of year	6,476	5,925	5,451

Total equity at end of year	$2,566,456	$2,470,553	$2,375,811

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Statements of Income

	Year Ended December 31,
	2020	2019	2018
	(thousands of dollars)

Operating Revenues	$1,347,340	$1,342,940	$1,366,582

Operating Expenses:
Operation:
Purchased power	297,417	285,266	293,814
Fuel expense	172,740	156,872	133,198
Power cost adjustment	(33,708)	2,047	42,106
Other operations and maintenance	352,071	355,770	364,456
Energy efficiency programs	42,478	40,128	35,703
Depreciation	171,648	169,210	165,190
Other operating expenses	35,914	35,995	36,859
Total operating expenses	1,038,560	1,045,288	1,071,326

Operating Income	308,780	297,652	295,256

Nonoperating (Income) Expense:
Allowance for equity funds used during construction	(29,551)	(27,112)	(24,353)
Earnings of unconsolidated equity-method investments	(10,102)	(10,285)	(10,712)
Interest on long-term debt	84,251	82,457	84,408
Other interest	14,716	14,658	11,634
Allowance for borrowed funds used during construction	(11,578)	(10,703)	(10,151)
Other (income) expense, net	(2,739)	(4,217)	3,784
Total nonoperating expense, net	44,997	44,798	54,610

Income Before Income Taxes	263,783	252,854	240,646

Income Tax Expense	30,548	28,417	18,312

Net Income	$233,235	$224,437	$222,334

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2020	2019	2018
	(thousands of dollars)

Net Income	$233,235	$224,437	$222,334
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $(2,452), $(4,658), and $2,815	(7,074)	(13,440)	8,120
Total Comprehensive Income	$226,161	$210,997	$230,454

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Balance Sheets

	December 31,
	2020	2019
	(in thousands)
Assets

Current Assets:
Cash and cash equivalents	$165,604	$98,950
Receivables:
Customer (net of allowance of $4,766 and $1,401, respectively)	72,826	72,675
Other (net of allowance of $497 and $343, respectively)	12,457	17,107
Income taxes receivable	4,667	9,279
Accrued unbilled revenues	72,461	64,545
Materials and supplies (at average cost)	64,941	56,660
Fuel stock (at average cost)	31,646	57,448
Prepayments	20,057	17,520
Current regulatory assets	63,407	56,626
Other	1,995	405
Total current assets	510,061	451,215

Investments	87,848	83,451

Property, Plant and Equipment:
Plant in service	$6,283,790	$6,113,567
Accumulated provision for depreciation	(2,193,831)	(2,155,783)
Plant in service - net	4,089,959	3,957,784
Construction work in progress	597,152	552,499
Plant held for future use	4,109	3,872
Other property	5,123	3,653
Property, plant and equipment, net	4,696,343	4,517,808

Other Assets:
Company-owned life insurance	62,382	58,922
Regulatory assets	1,495,488	1,326,433
Other	53,988	56,330
Total other assets	1,611,858	1,441,685

Total	$6,906,110	$6,494,159

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Balance Sheets

	December 31,
	2020	2019
	(in thousands)
Liabilities and Equity

Current Liabilities:
Current maturities of long-term debt	$—	$100,000
Accounts payable	120,476	110,581
Accounts payable to affiliates	1,720	2,053
Taxes accrued	19,554	11,481
Interest accrued	24,030	20,999
Accrued compensation	52,036	52,267
Current regulatory liabilities	11,104	33,987
Advances from customers	29,341	28,452
Other	16,717	15,629
Total current liabilities	274,978	375,449

Other Liabilities:
Deferred income taxes	829,146	794,402
Regulatory liabilities	757,730	748,198
Pension and other postretirement benefits	634,070	519,570
Other	45,937	44,322
Total other liabilities	2,266,883	2,106,492

Long-Term Debt	2,000,414	1,736,659

Commitments and Contingencies

Equity:
Common stock, $2.50 par value (50,000 shares authorized; 39,151 shares outstanding)	97,877	97,877
Premium on capital stock	712,258	712,258
Capital stock expense	(2,097)	(2,097)
Retained earnings	1,599,155	1,503,805
Accumulated other comprehensive loss	(43,358)	(36,284)
Total equity	2,363,835	2,275,559

Total	$6,906,110	$6,494,159

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2020	2019	2018
	(thousands of dollars)
Operating Activities:
Net income	$233,235	$224,437	$222,334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	175,334	173,205	168,519
Deferred income taxes and investment tax credits	1,149	14,889	(2,272)
Changes in regulatory assets and liabilities	(36,246)	(4,310)	48,392
Pension and postretirement benefit plan expense	28,955	27,788	32,240
Contributions to pension and postretirement benefit plans	(45,146)	(48,509)	(45,883)
Earnings of equity-method investments	(10,102)	(10,285)	(10,712)
Distributions from equity-method investments	12,627	19,450	29,400
Allowance for equity funds used during construction	(29,551)	(27,112)	(24,353)
Other adjustments to net income, net	3,041	(748)	(365)
Change in:
Accounts receivable	(2,220)	(4,724)	633
Accounts payable	(292)	(9,463)	(25,532)
Taxes accrued/receivable	12,685	2,281	15,509
Other current assets	4,919	(8,821)	12,707
Other current liabilities	8,072	(870)	6,822
Other assets	(5,588)	(4,280)	(7,488)
Other liabilities	2,116	584	(1,476)
Net cash provided by operating activities	352,988	343,512	418,475
Investing Activities:
Additions to utility plant	(310,937)	(278,707)	(277,823)
Payments received from transmission project joint funding partners	3,197	2,442	21,587
Purchase of equity securities	(33,382)	(10,896)	(11,390)
Proceeds from the sale of equity securities	25,795	5,080	5,007
Other	7,378	4,117	4,320
Net cash used in investing activities	(307,949)	(277,964)	(258,299)
Financing Activities:
Issuance of long-term debt	310,000	166,100	220,000
Premium on issuance of long-term debt	31,384	—	—
Retirement of long-term debt	(175,000)	(166,100)	(130,000)
Dividends on common stock	(137,885)	(129,877)	(121,791)
Make-whole premium on retirement of long-term debt	(3,305)	—	(4,607)
Other	(3,579)	(2,181)	(2,964)
Net cash provided by (used in) financing activities	21,615	(132,058)	(39,362)
Net increase (decrease) in cash and cash equivalents	66,654	(66,510)	120,814
Cash and cash equivalents at beginning of the year	98,950	165,460	44,646
Cash and cash equivalents at end of the year	$165,604	$98,950	$165,460
Supplemental Disclosure of Cash Flow Information:
Cash paid to IDACORP related to income taxes	$32,118	$19,856	$63,914
Cash paid for interest (net of amount capitalized)	$81,037	$85,198	$80,894
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$45,004	$38,815	$29,528
The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Statements of Retained Earnings

	Year Ended December 31,
	2020	2019	2018
	(thousands of dollars)

Retained Earnings, Beginning of Year	$1,503,805	$1,409,245	$1,308,702
Net Income	233,235	224,437	222,334
Dividends on Common Stock	(137,885)	(129,877)	(121,791)
Retained Earnings, End of Year	$1,599,155	$1,503,805	$1,409,245

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

IDACORP also consolidates one variable interest entity (VIE), Marysville Hydro Partners (Marysville), which is a joint venture owned 50 percent by Ida-West and 50 percent by Environmental Energy Company (EEC). At December 31, 2020, Marysville had approximately $17.3 million of assets, primarily a hydropower plant, and approximately $4.4 million of intercompany long-term debt, which is eliminated in consolidation. EEC has borrowed amounts from Ida-West to fund a portion of its required capital contributions to Marysville. The loans are payable from EEC’s share of distributions from Marysville and are secured by the stock of EEC and EEC’s interest in Marysville. Ida-West is identified as the primary beneficiary because the combination of its ownership interest in the joint venture with the intercompany note and the EEC note result in Ida-West's ability to control the activities of the joint venture. Creditors of Marysville have no recourse to the general credit of IDACORP and there are no other arrangements that could require IDACORP to provide financial support to Marysville or expose IDACORP to losses.

The BCC joint venture is also a VIE, but because the power to direct the activities that most significantly impact the economic performance of BCC is shared with the joint venture partner, Idaho Power is not the primary beneficiary. The carrying value of Idaho Power's investment in BCC was $37.1 million at December 31, 2020, and Idaho Power's maximum exposure to loss is the carrying value, any additional future contributions to BCC, and a $58.3 million guarantee for mine reclamation costs, which is discussed further in Note 10 - "Commitments."

IFS's affordable housing limited partnership and other real estate investments are also VIEs for which IDACORP is not the primary beneficiary. IFS's limited partnership interests range from 4 to 99 percent and were acquired between 1996 and 2020. As a limited partner, IFS does not control these entities and they are not consolidated. IFS’s maximum exposure to loss in these developments is limited to its net carrying value, which was $28.4 million at December 31, 2020.

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

Receivables and Allowance for Uncollectible Accounts

Customer receivables are recorded at the invoiced amounts and do not bear interest. A late payment fee of one percent per month may be assessed on account balances after 30 days. An allowance is recorded for potential uncollectible accounts. The measurement of expected credit losses on Idaho Power accounts receivable is based on historical experience, current economic conditions, and forecasted information that may affect collections on the outstanding balance. Generally, this includes adjustments based upon a combination of historical write-off experience, aging of accounts receivable, an analysis of specific customer accounts, and an evaluation of whether there are current or forecasted economic conditions that might cause variation in collection from the historical experience. Adjustments are charged to income. Customer accounts receivable balances that remain outstanding after reasonable collection efforts are written off.

In response to the COVID-19 public health crisis, Idaho Power provided certain relief to customers, including temporarily suspending disconnections for customers and temporarily waiving late fees. This relief as well as the economic conditions created by the response to the COVID-19 public health crisis have resulted in higher aged accounts receivable and an increase in the number of late payments. Idaho Power expects higher uncollectible account write-offs as a result of the COVID-19 public health crisis and, accordingly, increased its allowance for uncollectible accounts related to customer receivables at December 31, 2020. The allowance for uncollectible accounts increased to 6.1 percent of the total customer receivables balance at December 31, 2020, compared with 1.9 percent at December 31, 2019.

The following table provides a rollforward of the allowance for uncollectible accounts related to customer receivables (in thousands of dollars):

	Year Ended December 31,
	2020	2019
Balance at beginning of period	$1,401	$1,725
Additions to the allowance	5,222	2,250
Write-offs, net of recoveries	(1,857)	(2,574)
Balance at end of period	$4,766	$1,401
Allowance for uncollectible accounts as a percentage of customer receivables	6.1%	1.9%

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

There were no impaired receivables without related allowances at December 31, 2020 and 2019. Once a receivable is determined to be impaired, any further interest income recognized is fully reserved.

Derivative Financial Instruments

Financial instruments such as commodity futures, forwards, options, and swaps are used to manage exposure to commodity price risk in the electricity and natural gas markets. All derivative instruments are recognized as either assets or liabilities at fair value on the balance sheet unless they are designated as normal purchases and normal sales. With the exception of forward contracts for the purchase of natural gas for use at Idaho Power's natural gas generation facilities and a nominal number of power transactions, Idaho Power’s physical forward contracts are designated as normal purchases and normal sales. Because of Idaho Power’s regulatory accounting mechanisms, Idaho Power records the unrealized changes in fair value of derivative instruments related to power supply as regulatory assets or liabilities.

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

All utility plant in service is depreciated using the straight-line method at rates approved by regulatory authorities. Annual depreciation provisions as a percent of average depreciable utility plant in service approximated 2.9 percent in 2020 and 2019, and 2.8 percent in 2018.

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

Long-lived assets are periodically reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the undiscounted expected future cash flows from an asset is less than the carrying value of the asset, impairment is recognized in the financial statements. There were no material impairments of long-lived assets in 2020, 2019, or 2018.

Allowance for Funds Used During Construction

AFUDC represents the cost of financing construction projects with borrowed funds and equity funds. With one exception, for the Hells Canyon Complex (HCC) relicensing project, cash is not realized currently from such allowance; it is realized under the ratemaking process over the service life of the related property through increased revenues resulting from a higher rate base and higher depreciation expense. The component of AFUDC attributable to borrowed funds is included as a reduction to total interest expense. Idaho Power’s weighted-average monthly AFUDC rate was 7.5 percent for 2020, and 7.6 percent for 2019 and 2018.

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

Consistent with orders and directives of the IPUC, unless contrary to applicable income tax guidance, Idaho Power does not record deferred income tax expense or benefit for certain income tax temporary differences and instead recognizes the tax impact currently (commonly referred to as flow-through accounting) for rate making and financial reporting. Therefore, Idaho Power's effective income tax rate is impacted as these differences arise and reverse. Idaho Power recognizes such adjustments as regulatory assets or liabilities if it is probable that such amounts will be recovered from or returned to customers in future rates.

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

Other Accounting Policies

Debt discount, expense, and premium are deferred and amortized over the terms of the respective debt issuances. Losses on reacquired debt and associated costs are amortized over the life of the associated replacement debt, as allowed under regulatory accounting.

Reclassifications

Idaho Power changed the presentation of its consolidated statements of income and consolidated balance sheets from a utility format to a traditional format. The changes revised the order of certain line items and did not result in any material changes in classification of amounts between line items.

On the Idaho Power consolidated balance sheet at December 31, 2019, $3.7 million which had previously been reported within "Investments and other property" was reclassified to be reported on a new line titled, "Other property."

In the consolidated statements of income, certain amounts in prior periods' consolidated statements of income have been reclassified to conform with current period presentation. On IDACORP's and Idaho Power's consolidated statements of income for the year ended December 31, 2019, $2.0 million that had previously been reported as "Other" within "Operating Expenses" and "Other expense, net" within "Other Income (Expense)" respectively, were reclassified to "Other electric utility operating expenses" and "Other operating expenses" within "Operating Expenses," respectively. On IDACORP's and Idaho Power's consolidated statements of income for the year ended December 31, 2018, $2.1 million that had previously been reported as "Other" within "Operating Expenses" and "Other expense, net" within "Other Income (Expense)," respectively, were reclassified to "Other electric utility operating expenses" and "Other operating expenses" within "Operating Expenses," respectively.

In addition, certain other immaterial amounts in prior periods' consolidated financial statements have been reclassified to conform with current period presentation.

New and Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to provide financial statement users with more information about expected credit losses on financial instruments and other commitments. The ASU revises the incurred loss impairment methodology to reflect current expected credit losses and requires consideration of a broader range of information to estimate credit losses. IDACORP and Idaho Power adopted ASU 2016-13 on January 1, 2020. The adoption did not have a material impact on their respective financial statements.

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

2.  INCOME TAXES

A reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

	IDACORP			Idaho Power
	2020	2019	2018	2020	2019	2018
	(thousands of dollars)
Federal income tax expense at statutory rate	$55,885	$54,046	$51,279	$55,394	$53,099	$50,536
Change in taxes resulting from:
AFUDC	(8,637)	(7,941)	(7,246)	(8,637)	(7,941)	(7,246)
Capitalized interest	1,044	976	928	1,044	976	928
Investment tax credits	(2,906)	(6,252)	(2,929)	(2,906)	(6,252)	(2,929)
Removal costs	(3,148)	(3,139)	(3,471)	(3,148)	(3,139)	(3,471)
Capitalized overhead costs	(7,560)	(7,140)	(6,720)	(7,560)	(7,140)	(6,720)
Capitalized repair costs	(18,480)	(18,480)	(17,850)	(18,480)	(18,480)	(17,850)
Bond redemption costs	(726)	—	(1,029)	(726)	—	(1,029)
Remeasurement of deferred taxes	—	—	(5,411)	—	—	(5,664)
State income taxes, net of federal benefit	8,804	8,627	8,512	9,052	8,401	8,532
Depreciation	13,589	14,641	13,110	13,589	14,641	13,110
Excess deferred income tax reversal	(4,885)	(6,181)	(7,289)	(4,885)	(6,181)	(7,289)
Income tax return adjustments	(2,552)	745	(5,076)	(2,508)	993	(4,968)
Affordable housing tax credits	(5,315)	(2,874)	(2,560)	—	—	—
Affordable housing investment distributions	(13)	(3,232)	(267)	—	—	—
Affordable housing investment amortization	3,754	1,825	1,519	—	—	—
Other, net	(154)	(1,114)	1,886	319	(560)	2,372
Total income tax expense	$28,700	$24,507	$17,386	$30,548	$28,417	$18,312
Effective tax rate	10.8%	9.5%	7.1%	11.6%	11.2%	7.6%

The items comprising income tax expense are as follows:

	IDACORP			Idaho Power
	2020	2019	2018	2020	2019	2018
	(thousands of dollars)
Income taxes current:
Federal	$7,800	$8,830	$5,390	$30,464	$25,338	$24,919
State	3,215	4,865	3,328	6,409	(4,392)	(2,049)
Total	11,015	13,695	8,718	36,873	20,946	22,870
Income taxes deferred:
Federal	11,543	9,486	1,649	(4,905)	(4,599)	(15,388)
State	(1,414)	1,159	30	(4,241)	10,054	5,425
Total	10,129	10,645	1,679	(9,146)	5,455	(9,963)
Investment tax credits:
Deferred	5,727	8,268	8,334	5,727	8,268	8,334
Restored	(2,906)	(6,252)	(2,929)	(2,906)	(6,252)	(2,929)
Total	2,821	2,016	5,405	2,821	2,016	5,405
Affordable housing investments	4,735	(1,849)	1,584	—	—	—
Total income tax expense	$28,700	$24,507	$17,386	$30,548	$28,417	$18,312

The components of the net deferred tax liability are as follows:

	IDACORP		Idaho Power
	2020	2019	2020	2019
	(thousands of dollars)
Deferred tax assets:
Regulatory liabilities	$95,883	$96,599	$95,883	$96,599
Deferred compensation	22,576	21,946	22,576	21,946
Deferred revenue	43,525	39,039	43,525	39,039
Tax credits	61,707	76,125	30,215	24,489
Partnership investments	10,189	7,911	7,211	4,912
Retirement benefits	142,864	114,124	142,864	114,124
Other	15,005	11,347	14,792	11,107
Total	391,749	367,091	357,066	312,216
Deferred tax liabilities:
Property, plant and equipment	282,983	286,583	282,983	286,583
Regulatory assets	687,628	646,886	687,628	646,886
Partnership investments	3,257	3,565	—	—
Retirement benefits	164,399	132,764	164,399	132,764
Other	53,733	43,524	51,202	40,385
Total	1,192,000	1,113,322	1,186,212	1,106,618
Net deferred tax liabilities	$800,251	$746,231	$829,146	$794,402

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

Tax Credit Carryforwards

As of December 31, 2020, IDACORP had $19.4 million of general business credit carryforwards for federal income tax purposes and $42.3 million of Idaho investment tax credit carryforward. The general business credit carryforward period expires from 2037 to 2040, and the Idaho investment tax credit expires from 2026 to 2034.

Uncertain Tax Positions

IDACORP and Idaho Power believe that they have no material income tax uncertainties for 2020 and prior tax years. Both companies recognize interest accrued related to unrecognized tax benefits as interest expense and penalties as other expense.

IDACORP and Idaho Power are subject to examination by their major tax jurisdictions - United States federal and the State of Idaho. The open tax years for examination are 2020 for federal and 2016-2020 for Idaho. The Idaho State Tax Commission began its examination of the 2016-2018 tax years in March of 2020. In May 2009, IDACORP formally entered the U.S. Internal Revenue Service (IRS) Compliance Assurance Process (CAP) program for its 2009 tax year and has remained in the CAP program for all subsequent years. The CAP program provides for IRS examination and issue resolution throughout the current year with the objective of return filings containing no contested items. In 2020, the IRS completed its examination of IDACORP's 2019 tax year with no unresolved income tax issues. The IRS moved IDACORP from its current maintenance phase of CAP to a bridge year for the 2020 tax year.

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

The following table presents a summary of Idaho Power’s regulatory assets and liabilities (in thousands of dollars):

		As of December 31, 2020
	Remaining Amortization Period	Earning a Return(1)	Not Earning a Return	Total as of December 31,
Description				2020	2019
Regulatory Assets:
Income taxes(2)		$—	$687,628	$687,628	$646,886
Unfunded postretirement benefits(3)		—	444,470	444,470	347,935
Pension expense deferrals(4)		174,517	26,169	200,686	172,637
Energy efficiency program costs(5)		13,225	—	13,225	1,465
Fixed cost adjustment(6)	2021-2022	38,158	17,333	55,491	54,016
North Valmy plant settlements(6)	2021-2028	103,085	—	103,085	107,525
Asset retirement obligations(7)		—	19,035	19,035	18,835
Long-term service agreement	2021-2043	14,729	9,702	24,431	25,590
Other	2021-2055	2,074	8,770	10,844	8,170
Total		$345,788	$1,213,107	$1,558,895	$1,383,059
Regulatory Liabilities:
Income taxes(8)		$—	$95,883	$95,883	$96,599
Depreciation-related excess deferred income taxes(9)		178,997	—	178,997	183,881
Removal costs(7)		—	182,334	182,334	185,685
Investment tax credits		—	97,627	97,627	94,806
Deferred revenue-AFUDC(10)		125,088	44,007	169,095	151,668
Power supply costs(6)	2021-2022	8,397	6,612	15,009	48,492
Mark-to-market assets		—	1,995	1,995	—
Tax reform accrual for future amortization(11)		—	16,893	16,893	9,139
Other		5,920	5,081	11,001	11,915
Total		$318,402	$450,432	$768,834	$782,185

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
(5)    The energy efficiency asset includes both the Idaho and Oregon jurisdiction balances at December 31, 2020 and 2019.
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

Idaho Jurisdiction Power Cost Adjustment Mechanism: In the Idaho jurisdiction, the annual PCA adjustment consists of (a) a forecast component, based on a forecast of net power supply costs in the coming year as compared with net power supply costs included in base rates; and (b) a true-up component, based on the difference between the previous year’s actual net power supply costs and the previous year’s forecast. The latter component also includes a balancing mechanism so that, over time, the actual collection or refund of authorized true-up dollars matches the amounts authorized. The PCA mechanism also includes:

•a cost or benefit sharing ratio that allocates the deviations in net power supply expenses between customers (95 percent) and Idaho Power (5 percent), with the exceptions of expenses associated with PURPA power purchases and demand response incentive payments, which are allocated 100 percent to customers; and
•a sales-based adjustment intended to ensure that power supply expense recovery resulting solely from sales changes does not distort the results of the mechanism.

The table below summarizes the three most recent Idaho-jurisdiction PCA rate adjustments, which also include non-PCA-related rate adjustments as ordered by the IPUC:

Effective Date	$ Change (millions)	Notes
June 1, 2020	$58.7	The $58.7 million increase in PCA rates reflects a return to a more normal level of power supply costs as wholesale market energy prices came down from unusually high levels in the previous year's PCA and a forecasted reduction in low-cost hydropower generation.
June 1, 2019	$(50.1)	The $50.1 million decrease in PCA rates includes a $5.0 million credit to customers for sharing of 2018 earnings under the October 2014 Idaho Earnings Support and Sharing Settlement Stipulation and a $2.7 million credit for income tax reform benefits related to Idaho Power's OATT rate under a May 2018 Idaho tax reform settlement stipulation as described below in this Note 3 - Regulatory Matters.
June 1, 2018	$(30.4)
The $30.4 million total decrease in PCA rates includes a $7.8 million one-time benefit for income tax benefits accrued from January 1 to May 31, 2018, and the income taxes related to Idaho Power's open access transmission tariff (OATT) rate as described below in this Note 3 - Regulatory Matters.

Oregon Jurisdiction Power Cost Adjustment Mechanism: Idaho Power’s power cost recovery mechanism in Oregon has two components: an annual power cost update (APCU) and a power cost adjustment mechanism (PCAM). The APCU allows Idaho Power to reestablish its Oregon base net power supply costs annually, separate from a general rate case, and to forecast net power supply costs for the upcoming water year. The PCAM is a true-up filed annually in February. The filing calculates the deviation between actual net power supply expenses incurred for the preceding calendar year and the net power supply expenses recovered through the APCU for the same period. Oregon jurisdiction power supply cost changes under the APCU and PCAM during each of 2020, 2019, and 2018 did not have a material impact on the companies' financial statements.

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

October 2014 Idaho Earnings Support and Sharing Settlement Stipulation: In October 2014, the IPUC issued an order approving an extension, with modifications, of the terms of a December 2011 Idaho settlement stipulation for the period from 2015 through 2019, or until the terms are otherwise modified or terminated by order of the IPUC or the full $45 million of additional accumulated deferred investment tax credits (ADITC) contemplated by the settlement stipulation has been amortized (October 2014 Idaho Earnings Support and Sharing Settlement Stipulation). The provisions of the October 2014 Idaho Earnings Support and Sharing Settlement Stipulation are described in the table below.

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

In May 2018, the IPUC issued an order approving a settlement stipulation (May 2018 Idaho Tax Reform Settlement Stipulation) related to income tax reform. Beginning June 1, 2018, the settlement stipulation provided an annual (a) $18.7 million reduction to Idaho customer base rates and (b) $7.4 million amortization of existing regulatory deferrals for specified items or future amortization of other existing or future unspecified regulatory deferrals that would otherwise be a future liability recoverable from Idaho customers. Additionally, a one-time benefit of a $7.8 million rate reduction was provided to Idaho customers through the Idaho-jurisdiction power cost adjustment (PCA) mechanism for the period from June 1, 2018 through May 31, 2019, for the income tax reform benefits accrued from January 1, 2018 to May 31, 2018, and the income tax reform benefits related to Idaho Power's OATT rate. The amount provided via the PCA mechanism decreased to $2.7 million on June 1, 2019, for income tax reform benefits related to Idaho Power's OATT rate and ceased on June 1, 2020, to reflect the impact of a full year of reduced OATT third-party transmission revenues.

The May 2018 Idaho Tax Reform Settlement Stipulation also provided for the indefinite extension, with modifications, of the October 2014 Idaho Earnings Support and Sharing Settlement Stipulation beyond its termination date of December 31, 2019.

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

In 2020 and 2019, Idaho Power recorded no provision against current revenue for sharing with customers, as its full-year return on year-end equity in the Idaho jurisdiction (Idaho ROE) was between 9.4 percent and 10.0 percent in 2020 and between 9.5 percent and 10.0 percent in 2019. In 2018, Idaho Power recorded a $5.0 million provision against current revenue for sharing with customers as Idaho ROE was above 10.0 percent. Accordingly, at December 31, 2020, the full $45 million of additional ADITC remained available for future use under the terms of the May 2018 Idaho Tax Reform Settlement Stipulation.

Valmy Base Rate Adjustment Settlement Stipulations: In May 2017, the IPUC approved a settlement stipulation allowing accelerated depreciation and cost recovery for Idaho Power’s jointly-owned North Valmy coal-fired power plant. The settlement stipulation provides for an increase in Idaho jurisdictional revenues of $13.3 million per year, and (1) levelized collections and associated cost recovery through December 2028, (2) accelerated depreciation on unit 1 through 2019 and unit 2 through 2025, and (3) Idaho Power to use prudent and commercially reasonable efforts to end its participation in the operation of unit 1 by the end of 2019 and unit 2 no later than the end of 2025. The costs intended to be recovered by the increased jurisdictional revenues include current investments as of May 31, 2017, in both units, forecasted unit 1 investments from 2017 through 2019, and forecasted decommissioning costs for unit 1 and unit 2, offset by forecasted operation and maintenance costs savings. The settlement stipulation also provides for the regulatory accrual or deferral of the difference between actual revenue requirements and levelized collections, and provides for the regulatory accrual or deferral of the difference between actual costs incurred (including accelerated depreciation expense on unit 1 through 2019 and unit 2 through 2025) compared with costs permitted to be recovered during the cost recovery period specified in the settlement stipulation (including depreciation expense through 2028). If actual costs incurred differ from forecasted amounts included in the settlement stipulation, collection or refund of any differences would be subject to regulatory approval. In February 2019, Idaho Power reached an agreement with NV Energy that facilitates the planned end of Idaho Power's participation in coal-fired operations at units 1 and 2 of its jointly-owned North Valmy coal-fired power plant in 2019 and no later than 2025, respectively. In May 2019, the IPUC issued an order approving the North Valmy plant agreement and allowing Idaho Power to recover through customer rates the $1.2 million incremental annual levelized revenue requirement associated with required North Valmy plant investments and other exit costs, effective June 1, 2019 through December 31, 2028. In December 2019, as planned, Idaho Power ended its participation in coal-fired operations of North Valmy plant unit 1.

Other Notable Idaho Regulatory Matters

Fixed Cost Adjustment: The Idaho jurisdiction fixed cost adjustment (FCA) mechanism, applicable to Idaho residential and small commercial customers, is designed to remove a portion of Idaho Power’s financial disincentive to invest in energy efficiency programs by separating (or decoupling) the recovery of fixed costs from the variable kilowatt-hour (kWh) charge and linking it instead to a set amount per customer. Under Idaho Power's current rate design, recovery of a portion of fixed costs is included in the variable kWh charge, which may result in over-collection or under-collection of fixed costs. To return over-collection to customers or to collect under-collection from customers, the FCA mechanism allows Idaho Power to accrue, or defer, the difference between the authorized fixed-cost recovery amount per customer and the actual fixed costs per customer recovered by Idaho Power during the year. The IPUC has discretion to cap the annual increase in the FCA recovery at 3 percent of base revenue, with any excess deferred for collection in a subsequent year.

The following table summarizes FCA amounts approved for collection in the prior three FCA years:

FCA Year	Period Rates in Effect	Annual Amount (in millions)
2019	June 1, 2020-May 31, 2021	$35.5
2018	June 1, 2019-May 31, 2020	$34.8
2017	June 1, 2018-May 31, 2019	$15.6

Wildfire Mitigation Cost Recovery: In recent years, the western United States has experienced an increase in frequency and intensity of wildfires. Idaho Power drafted a Wildfire Mitigation Plan (WMP) that outlines actions Idaho Power is taking or plans to implement in the future to reduce wildfire risk and to strengthen the resiliency of its transmission and distribution system to wildfires. On January 22, 2021, Idaho Power filed an application with the IPUC requesting authorization to defer, for future amortization, the Idaho jurisdictional share of actual incremental O&M expenses and depreciation expense of certain capital investments necessary to implement the WMP, including incremental insurance costs. Idaho Power also requested authorization to record these O&M expenses as a regulatory asset until the company can request amortization of the deferred costs in a future IPUC proceeding, at which time the IPUC will have the opportunity to review actual costs and determine the amount of prudently incurred costs that can be recovered through retail rates. As of the date of this report, the WMP case remains pending at the IPUC.

Hells Canyon Complex Relicensing Costs Settlement Stipulation: In December 2016, Idaho Power filed an application with the IPUC requesting a determination that Idaho Power's expenditures of $220.8 million through year-end 2015 on relicensing of the HCC were prudently incurred, and thus eligible for inclusion in retail rates in a future regulatory proceeding. In April 2018, the IPUC issued an order approving the settlement stipulation as filed with the IPUC and determined $216.5 million of associated costs to be reasonably and prudently incurred, with no impact on current retail rates.

Notable Oregon Regulatory Matters

Oregon Base Rate Changes: Oregon base rates were most recently established in a general rate case in 2012. In February 2012, the Public Utility Commission of Oregon (OPUC) issued an order approving a settlement stipulation that provided for a $1.8 million base rate increase, a return on equity of 9.9 percent, and an overall rate of return of 7.757 percent in the Oregon jurisdiction. New rates in conformity with the settlement stipulation were effective March 1, 2012. Subsequently, in September 2012, the OPUC issued an order approving an approximately $3.0 million increase in annual Oregon jurisdiction base rates, effective October 1, 2012, for inclusion of the Langley Gulch power plant in Idaho Power's Oregon rate base. Additionally, in

October 2020, the OPUC approved an increase in Oregon customer rates of $0.4 million annually associated with amortization of deferred Langley Gulch power plant revenue requirement variances, effective November 1, 2020 through October 31, 2024.

In May 2018, the OPUC issued an order approving a settlement stipulation that provides for an annual $1.5 million reduction to Oregon customer base rates beginning June 1, 2018, through May 31, 2020, related to income tax reform. In May 2020, the OPUC issued an order to approve the quantification of $1.5 million in annualized Oregon jurisdictional benefits associated with federal and state income tax changes resulting from tax reform and adjusting customer rates to reflect this amount, effective June 1, 2020, until its next general rate case or other proceeding where the tax-related revenue requirement components are reflected in rates.

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

Federal Regulatory Matters - Open Access Transmission Tariff Rates

Idaho Power uses a formula rate for transmission service provided under its OATT, which allows transmission rates to be updated annually based primarily on actual financial and operational data Idaho Power files with the FERC and allows Idaho Power to recover costs associated with its transmission system. Idaho Power's OATT rates submitted to the FERC in Idaho Power's four most recent annual OATT Final Informational Filings were as follows:

Applicable Period	OATT Rate (per kW-year)
October 1, 2020 to September 30, 2021	$29.95
October 1, 2019 to September 30, 2020	$27.32
October 1, 2018 to September 30, 2019	$31.25
October 1, 2017 to September 30, 2018	$34.90

Idaho Power's current OATT rate is based on a net annual transmission revenue requirement of $117.7 million, which represents the OATT formulaic determination of Idaho Power's net cost of providing OATT-based transmission service.

4. REVENUES

The following table provides a summary of electric utility operating revenues for IDACORP and Idaho Power (in thousands):

	Year Ended December 31,
	2020	2019	2018
Electric utility operating revenues:
Revenue from contracts with customers	$1,286,637	$1,285,286	$1,312,112
Alternative revenue programs and derivative revenues	60,703	57,654	54,470
Total electric utility operating revenues	$1,347,340	$1,342,940	$1,366,582

Revenues from Contracts with Customers

Revenues from contracts with customers are primarily related to Idaho Power’s regulated tariff-based sales of energy or related services. Generally, tariff-based sales do not involve a written contract, but are classified as revenues from contracts with customers. Idaho Power assesses revenues on a contract-by-contract basis to determine the nature, amount, timing, and uncertainty, if any, of revenues being recognized. The following table presents revenues from contracts with customers disaggregated by revenue source (in thousands):

	Year Ended December 31,
	2020	2019	2018
Revenues from contracts with customers:
Retail revenues:
Residential (includes $34,409, $35,587, and $34,625, respectively, related to the FCA(1))	$547,404	$526,966	$530,527
Commercial (includes $1,543, $1,336, and $1,299, respectively, related to the FCA(1))	293,057	295,203	310,299
Industrial	181,258	181,372	190,130
Irrigation	154,791	135,850	158,001
Provision for sharing	—	—	(5,025)
Deferred revenue related to HCC relicensing AFUDC(2)	(8,780)	(8,780)	(8,780)
Total retail revenues	1,167,730	1,130,611	1,175,152
Less: FCA mechanism revenues(1)	(35,952)	(36,923)	(35,924)
Wholesale energy sales	33,656	71,198	52,845
Transmission wheeling-related revenues	51,592	53,828	59,094
Energy efficiency program revenues	42,478	40,128	35,703
Other revenues from contracts with customers	27,133	26,444	25,242
Total revenues from contracts with customers	$1,286,637	$1,285,286	$1,312,112

(1) The FCA mechanism is an alternative revenue program in the Idaho jurisdiction and does not represent revenue from contracts with customers.
(2) The IPUC allows Idaho Power to recover a portion of the AFUDC on construction work in progress related to the Hells Canyon Complex ( HCC) relicensing process, even though the relicensing process is not yet complete and the costs have not been moved to electric plant in service. Idaho Power is collecting $8.8 million annually in the Idaho jurisdiction but is deferring revenue recognition of the amounts collected until the license is issued and the accumulated license costs approved for recovery are placed in service.

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

These seasonal and tiered rate structures contribute to the seasonal fluctuations in revenues and earnings. Economic and demographic conditions can also affect residential customer demand; strong job growth and population growth in Idaho Power’s service area have led to increasing customer growth rates in recent years. Residential demand is also impacted by energy efficiency initiatives. Idaho Power’s FCA mechanism mitigates some of the fluctuations caused by weather and energy efficiency initiatives. In 2020, Idaho Power's residential customers used more energy due to spending more time at home during the COVID-19 public health crisis.

Commercial Customers: Most businesses are included in Idaho Power's commercial customer class, as are small industrial companies, and public street and highway lighting accounts. Idaho Power’s commercial customers are less influenced by weather conditions than residential customers, although weather does still affect commercial customer energy use. Economic conditions, including manufacturing activity levels, and energy efficiency initiatives also affect energy use of commercial customers. In 2020, the economic impacts of the COVID-19 public health crisis reduced energy usage by Idaho Power's commercial customers.

Industrial Customers: Industrial customers consist of large industrial companies, including special contract customers. Energy use of industrial customers is primarily driven by economic conditions, with weather having little impact on this customer class. In 2020, the economic impacts of the COVID-19 public health crisis reduced energy usage by Idaho Power's industrial customers.

Irrigation Customers: Irrigation customers use electricity to operate irrigation pumps, primarily during the agricultural growing season. The amount and timing of precipitation as well as temperature levels affect the timing and amounts of sales to irrigation customers, with increased precipitation generally resulting in decreased sales.

Provision for Sharing: Idaho Power has regulatory settlement stipulations in Idaho that provide for the potential sharing between Idaho Power and its Idaho customers of Idaho-jurisdictional earnings in excess of 10.0 percent of Idaho ROE. Based on full-year 2020 Idaho ROE, Idaho Power recorded no provision against current revenues for sharing of earnings with customers for 2020. During 2019, no provision was recorded and in 2018, $5.0 million of sharing of earnings with customers was recorded. The regulatory settlement stipulations are described further in Note 3 - "Regulatory Matters."

Wholesale Energy Sales: As a public utility under the Federal Power Act (FPA), Idaho Power has the authority to charge market-based rates for wholesale energy sales under its FERC tariff. Idaho Power’s wholesale electricity sales are primarily to utilities and power marketers and are predominantly short-term and consist of a single performance obligation satisfied as energy is transferred to the counterparty. Idaho Power's wholesale energy sales depend largely on the availability of generation resources in excess of the amount necessary to serve customer loads as well as adequate market power prices and demand at the time when those resources are available. A reduction in any of those factors may lead to lower wholesale energy sales.

Transmission Wheeling-Related Revenues: As a public utility under the FPA, Idaho Power has the authority to provide cost-based wholesale and retail access transmission services under its OATT. Services under the OATT are offered on a nondiscriminatory basis such that all potential customers have an equal opportunity to access the transmission system. Idaho Power’s transmission revenue is primarily related to third parties reserving capacity on Idaho Power’s transmission system to transmit electricity through Idaho Power’s service area. Reservations are predominantly short-term contracts or on-demand when available, but may be part of a long-term capacity contract. Transmission wheeling-related revenues consist of a single performance obligation satisfied as capacity on Idaho Power’s transmission system is provided to the third party. Transmission wheeling-related revenues are affected by changes in Idaho Power’s OATT rate and customer demand. Demand for transmission services can be affected by regional market factors, such as loads and generation of utilities in Idaho Power’s region.

Energy Efficiency Program Revenues: Idaho Power collects most of its energy efficiency program costs through an energy efficiency rider on customer bills. The rider collections are deferred until expenditures are incurred. Energy efficiency program expenditures funded through the rider are reported as an operating expense with an equal amount recognized in revenues, resulting in no net impact on earnings. The cumulative variance between expenditures and amounts collected through the rider is recorded as a regulatory asset or liability. A liability balance indicates that Idaho Power has collected more than it has spent, and an asset balance indicates that Idaho Power has spent more than it has collected. At December 31, 2020, Idaho Power's energy efficiency rider balances were a $12.2 million regulatory asset in the Idaho jurisdiction and a $1.0 million regulatory asset in the Oregon jurisdiction. In December 2020, the IPUC authorized Idaho Power to increase the Idaho energy efficiency rider collection percentage from 2.75 percent to 3.1 percent, effective January 1, 2021.

Alternative Revenue Programs and Derivative Revenues

While revenues from contracts with customers make up most of Idaho Power’s revenues, the IPUC has authorized the FCA mechanism, which may increase or decrease tariff-based rates billed to customers. The FCA mechanism is described in detail in Note 3 - "Regulatory Matters." The FCA mechanism revenues include only the initial recognition of FCA revenues when the regulator-specified conditions for recognition have been met. Revenue from contracts with customers excludes the portion of the tariff price representing FCA revenues that had been initially recorded in prior periods when regulator-specified conditions were met. When those amounts are included in the price of utility service and billed to customers, such amounts are recorded as recovery of the associated regulatory asset or liability and not as revenues.

The table below presents the FCA mechanism revenues and derivative revenues (in thousands):

	Year Ended December 31,
	2020	2019	2018
Alternative revenue programs and derivative revenues:
FCA mechanism revenues	$35,952	$36,923	$35,924
Derivative revenues	24,751	20,731	18,546
Total alternative revenue programs and derivative revenues	$60,703	$57,654	$54,470

IDACORP's Other Operating Revenues

Other operating revenues on IDACORP's consolidated statements of income are primarily comprised of revenues from IDACORP’s subsidiary, Ida-West. Ida-West operates small hydropower generation projects that satisfy the requirements of PURPA.

5. LONG-TERM DEBT

The following table summarizes IDACORP's and Idaho Power's long-term debt at December 31 (in thousands of dollars):

	2020	2019
First mortgage bonds:
3.40% Series due 2020	$—	$100,000
2.95% Series due 2022	—	75,000
2.50% Series due 2023	75,000	75,000
1.90% Series due 2030	80,000	—
6.00% Series due 2032	100,000	100,000
5.50% Series due 2033	70,000	70,000
5.50% Series due 2034	50,000	50,000
5.875% Series due 2034	55,000	55,000
5.30% Series due 2035	60,000	60,000
6.30% Series due 2037	140,000	140,000
6.25% Series due 2037	100,000	100,000
4.85% Series due 2040	100,000	100,000
4.30% Series due 2042	75,000	75,000
4.00% Series due 2043	75,000	75,000
3.65% Series due 2045	250,000	250,000
4.05% Series due 2046	120,000	120,000
4.20% Series due 2048	450,000	220,000
Total first mortgage bonds	1,800,000	1,665,000
Pollution control revenue bonds:
1.45% Series due 2024(1)	49,800	49,800
1.70% Series due 2026(1)	116,300	116,300
Variable Rate Series 2000 due 2027	4,360	4,360
Total pollution control revenue bonds	170,460	170,460
American Falls bond guarantee	19,885	19,885
Unamortized premium/discount and issuance costs	10,069	(18,686)
Total IDACORP and Idaho Power outstanding debt(2)	2,000,414	1,836,659
Current maturities of long-term debt	—	(100,000)
Total long-term debt	$2,000,414	$1,736,659

(1) Humboldt County and Sweetwater County Pollution Control Revenue Bonds are secured by the first mortgage bonds, bringing the total first mortgage bonds outstanding at December 31, 2020, to $1.966 billion. These two bonds were purchased and remarketed in August 2019. See "Long-Term Debt Issuances, Maturities, and Redemptions" below.
(2) At December 31, 2020 and 2019, the overall effective cost rate of Idaho Power's outstanding debt was 4.40 percent and 4.50 percent, respectively.

At December 31, 2020, the maturities for the aggregate amount of IDACORP and Idaho Power long-term debt outstanding were as follows (in thousands of dollars):

2021	2022	2023	2024	2025	Thereafter
$—	$—	$75,000	$49,800	$19,885	$1,845,660

Long-Term Debt Issuances, Maturities, and Redemptions

In April 2020, Idaho Power issued $230 million in principal amount of 4.20% first mortgage bonds, secured medium term notes, Series K, maturing March 1, 2048. The bonds were issued at a reoffer yield of 3.422 percent, which resulted in a net premium of 13.0 percent and net proceeds to Idaho Power of $259.9 million. After this offering the aggregate principal amount of the 4.20% first mortgage bonds is $450 million.

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

Idaho Power First Mortgage Bonds

Idaho Power's issuance of long-term indebtedness is subject to the approval of the IPUC, OPUC, and Wyoming Public Service Commission (WPSC). In April and May 2019, Idaho Power received orders from the IPUC, OPUC, and WPSC authorizing the company to issue and sell from time to time up to $500 million in aggregate principal amount of debt securities and first mortgage bonds, subject to conditions specified in the orders. Authority from the IPUC is effective through May 31, 2022, subject to extensions upon request to the IPUC. The OPUC's and WPSC's orders do not impose a time limitation for issuances, but the OPUC order does impose a number of other conditions, including a requirement that the interest rates for the debt securities or first mortgage bonds fall within either (a) designated spreads over comparable U.S. Treasury rates or (b) a maximum interest rate limit of 7.0 percent.

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

As of December 31, 2020, Idaho Power could issue under its Indenture approximately $1.8 billion of additional first mortgage bonds based on retired first mortgage bonds and total unfunded property additions. These amounts are further limited by the maximum amount of first mortgage bonds set forth in the Forty-ninth Supplemental Indenture. As a result, the maximum amount of first mortgage bonds Idaho Power could issue as of December 31, 2020, was limited to approximately $534 million under the Indenture.

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

The IDACORP and Idaho Power credit facilities have similar terms and conditions. The interest rates for any borrowings under the facilities are based on either (1) a floating rate that is equal to the highest of the prime rate, federal funds rate plus 0.5 percent, or LIBOR Market Index rate plus 1.0 percent, or (2) the LIBOR Market Index rate, plus, in each case, an applicable margin, provided that the federal funds rate and LIBOR rate will not be less than zero. An alternate benchmark rate selected by the administrative agent for the credit facilities and IDACORP and Idaho Power will apply during any period in which the LIBOR rate is unavailable or unascertainable. The applicable margin is based on IDACORP's or Idaho Power's, as applicable, senior unsecured long-term indebtedness credit rating by Moody's Investors Service, Inc., Standard and Poor's Ratings Services, and Fitch Rating Services, Inc., as set forth on a schedule to the credit agreements. Under their respective credit facilities, the companies pay a facility fee on the commitment based on the respective company's credit rating for senior unsecured long-term debt securities. While the credit facilities provide for an original maturity date of December 6, 2024, the credit agreements grant IDACORP and Idaho Power the right to request up to two one-year extensions, subject to certain conditions.

At December 31, 2020, no loans were outstanding under either IDACORP's or Idaho Power's facilities. At December 31, 2020, Idaho Power had regulatory authority to incur up to $450 million in principal amount of short-term indebtedness at any one time outstanding. IDACORP’s and Idaho Power's short-term borrowings were zero at December 31, 2020, and December 31, 2019.

7. COMMON STOCK

IDACORP Common Stock

The following table summarizes IDACORP common stock transactions during the last three years and shares reserved at December 31, 2020:

	Shares issued			Shares reserved
	2020	2019	2018	December 31, 2020
Balance at beginning of year	50,420,017	50,420,017	50,420,017
Continuous equity program (inactive)	—	—	—	3,000,000
Dividend reinvestment and stock purchase plan	—	—	—	2,840,117
Employee savings plan	—	—	—	3,567,954
Long-term incentive and compensation plan(1)	41,868	—	—	1,314,861
Balance at end of year	50,461,885	50,420,017	50,420,017

(1) During 2020, 2019, and 2018, IDACORP granted 75,030, 70,419, and 75,761 restricted stock unit awards, respectively, to employees and 10,296, 9,594, and 12,950 shares of common stock, respectively, to directors. During 2020, IDACORP issued 41,868 shares of common stock using original issuances of shares pursuant to the IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan, including 8,938 shares of common stock issued to members of the board of directors. During 2019 and 2018, IDACORP made no original issuances of shares of common stock.

Restrictions on Dividends

Idaho Power’s ability to pay dividends on its common stock held by IDACORP and IDACORP’s ability to pay dividends on its common stock are limited to the extent payment of such dividends would violate the covenants in their respective credit facilities or Idaho Power’s Revised Code of Conduct. A covenant under IDACORP’s credit facility and Idaho Power’s credit facility requires IDACORP and Idaho Power to maintain leverage ratios of consolidated indebtedness to consolidated total capitalization, as defined therein, of no more than 65 percent at the end of each fiscal quarter. At December 31, 2020, the leverage ratios for IDACORP and Idaho Power were 44 percent and 46 percent, respectively. Based on these restrictions, IDACORP’s and Idaho Power’s dividends were limited to $1.5 billion and $1.3 billion, respectively, at December 31, 2020. There are additional facility covenants, subject to exceptions, that prohibit or restrict the sale or disposition of property without consent and any agreements restricting dividend payments to IDACORP and Idaho Power from any material subsidiary. At December 31, 2020, IDACORP and Idaho Power were in compliance with those covenants.

Idaho Power’s Revised Policy and Code of Conduct relating to transactions between and among Idaho Power, IDACORP, and other affiliates, which was approved by the IPUC in April 2008, provides that Idaho Power will not pay any dividends to IDACORP that will reduce Idaho Power’s common equity capital below 35 percent of its total adjusted capital without IPUC approval. At December 31, 2020, Idaho Power's common equity capital was 54 percent of its total adjusted capital. Further, Idaho Power must obtain approval from the OPUC before it can directly or indirectly loan funds or issue notes or give credit on its books to IDACORP.

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

8. SHARE-BASED COMPENSATION

IDACORP has one share-based compensation plan — the 2000 Long-Term Incentive and Compensation Plan (LTICP). The LTICP (for officers, key employees, and directors) permits the grant of stock options, restricted stock and restricted stock units (together, Restricted Stock), performance shares and performance-based units (together, Performance-Based Shares), and several other types of share-based awards. At December 31, 2020, the maximum number of shares available under the LTICP was 552,913.

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

A summary of Restricted Stock and Performance-Based Shares award activity is presented below. Idaho Power share amounts represent the portion of IDACORP amounts related to Idaho Power employees:

	IDACORP		Idaho Power
	Number of Shares/Units	Weighted-Average Grant Date Fair Value	Number of Shares/Units	Weighted-Average Grant Date Fair Value
Nonvested shares/units at January 1, 2020	202,910	$90.99	201,820	$90.99
Shares/units granted	94,496	107.16	94,078	107.17
Shares/units forfeited	(43,662)	104.67	(43,662)	104.67
Shares/units vested	(96,709)	84.53	(96,223)	84.54
Nonvested shares/units at December 31, 2020	157,035	$100.89	156,013	$100.90

The total fair value of shares vested was $10.5 million in 2020, $9.4 million in 2019, and $8.3 million in 2018. At December 31, 2020, IDACORP had $5.9 million of total unrecognized compensation cost related to nonvested share-based compensation. Idaho Power's share of this amount was $5.8 million. These costs are expected to be recognized over a weighted-average period of 1.7 years. IDACORP uses original issue shares for these awards.

In 2020, a total of 10,296 shares were awarded to directors at an average grant date fair value of $95.23 per share. Directors elected to defer receipt of 2,276 of these shares, which are being held as deferred stock units with dividend equivalents reinvested in additional stock units.

Compensation Expense: The following table shows the compensation cost recognized in income and the tax benefits resulting from the LTICP, as well as the amounts allocated to Idaho Power for those costs associated with Idaho Power’s employees (in thousands of dollars):

	IDACORP			Idaho Power
	2020	2019	2018	2020	2019	2018
Compensation cost	$7,416	$8,788	$9,362	$7,339	$8,639	$9,276
Income tax benefit	1,909	2,262	2,410	1,889	2,224	2,388

No equity compensation costs have been capitalized. These costs are primarily reported within "Other operations and maintenance" expense on the consolidated statements of income.

9. EARNINGS PER SHARE

The following table presents the computation of IDACORP’s basic and diluted earnings per share for the years ended December 31, 2020, 2019, and 2018 (in thousands, except for per share amounts):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net income attributable to IDACORP, Inc.	$237,417	$232,854	$226,801
Denominator:
Weighted-average common shares outstanding - basic	50,538	50,502	50,432
Effect of dilutive securities	34	35	78
Weighted-average common shares outstanding - diluted	50,572	50,537	50,510
Basic earnings per share	$4.70	$4.61	$4.50
Diluted earnings per share	$4.69	$4.61	$4.49

10. COMMITMENTS

Purchase Obligations

At December 31, 2020, Idaho Power had the following long-term commitments relating to purchases of energy, capacity, transmission rights, and fuel (in thousands of dollars):

	2021	2022	2023	2024	2025	Thereafter
Cogeneration and power production	$254,550	$258,369	$269,196	$272,955	$279,454	$2,541,281
Fuel	41,818	14,529	8,379	8,370	8,362	66,709

As of December 31, 2020, Idaho Power had 1,134 MW nameplate capacity of PURPA-related projects on-line, with an additional 6 MW nameplate capacity of projects projected to be on-line by 2022. The power purchase contracts for these projects have original contract terms ranging from one to 35 years. Idaho Power's expenses associated with PURPA-related projects were approximately $194 million in 2020, $187 million in 2019, and $190 million in 2018.

Idaho Power also has the following long-term commitments (in thousands of dollars):

	2021	2022	2023	2024	2025	Thereafter
Joint-operating agreement payments(1)	$2,649	$2,649	$2,649	$2,649	$2,649	$13,243
Easements and other payments	2,037	1,074	1,090	1,081	1,075	17,272
Maintenance and service agreements(1)	50,761	18,472	9,427	7,573	5,737	50,705
FERC and other industry-related fees(1)	14,394	12,886	13,090	13,303	13,524	68,766

(1) Approximately $26 million, $21 million, and $135 million of the obligations included in joint-operating agreement payments, maintenance and service agreements, and FERC and other industry-related fees, respectively, have contracts that do not specify terms related to expiration. As these contracts are presumed to continue indefinitely, ten years of information, estimated based on current contract terms, has been included in the table for presentation purposes.

At IDACORP, long-term purchase commitments of $3 million are mostly comprised of other long-term liabilities at Ida-West, of which approximately $2 million relate to contracts that do not specify terms related to expiration. IDACORP’s expense for operating leases was not material for the years ended 2020, 2019, and 2018.

Guarantees

Through a self-bonding mechanism, Idaho Power guarantees its portion of reclamation activities and obligations at BCC, of which IERCo owns a one-third interest. This guarantee, which is renewed annually with the Wyoming Department of

Environmental Quality (WDEQ), was $58.3 million at December 31, 2020, representing IERCo's one-third share of BCC's total reclamation obligation of $175.0 million. BCC has a reclamation trust fund set aside specifically for the purpose of paying these reclamation costs. At December 31, 2020, the value of the reclamation trust fund was $183.3 million. During 2020, the reclamation trust fund made $4.8 million of distributions for reclamation activity costs associated with the BCC surface mine. BCC periodically assesses the adequacy of the reclamation trust fund and its estimate of future reclamation costs. To ensure that the reclamation trust fund maintains adequate reserves, BCC has the ability to, and does, add a per-ton surcharge to coal sales, all of which are made to the Jim Bridger plant. Because of the existence of the fund and the ability to apply a per-ton surcharge, the estimated fair value of this guarantee is minimal.

In May 2019, the state of Wyoming enacted legislation that limits a mine operator's maximum amount of self-bonding. Commencing in the first quarter of 2021, Idaho Power plans to post collateral in the form of a surety bond purchased jointly with the co-owner of BCC to cover the projected mine reclamation costs pursuant to the laws of the state of Wyoming. As of the date of this report, Idaho Power believes the cost of the surety bond required for this guarantee due to the new law will be immaterial to the companies' consolidated financial statements.

IDACORP and Idaho Power enter into financial agreements and power purchase and sale agreements that include indemnification provisions relating to various forms of claims or liabilities that may arise from the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnification provisions cannot be reasonably estimated. IDACORP and Idaho Power periodically evaluate the likelihood of incurring costs under such indemnities based on their historical experience and the evaluation of the specific indemnities. As of December 31, 2020, management believes the likelihood is remote that IDACORP or Idaho Power would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnification obligations. Neither IDACORP nor Idaho Power has recorded any liability on their respective consolidated balance sheets with respect to these indemnification obligations.

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

Pension Plans

Idaho Power has pension plans–a noncontributory defined benefit pension plan (pension plan) and two nonqualified defined benefit pension plans for certain senior management employees called the Security Plan for Senior Management Employees I and Security Plan for Senior Management Employees II (together, SMSP). Idaho Power also has a nonqualified defined benefit pension plan for directors that was frozen in 2002. Remaining vested benefits from that plan are included with the SMSP in the disclosures below. The benefits under these plans are based on years of service and the employee's final average earnings.

The following table summarizes the changes in benefit obligations and plan assets of these plans (in thousands of dollars):

	Pension Plan		SMSP
	2020	2019	2020	2019

Change in projected benefit obligation:
Benefit obligation at January 1	$1,134,752	$951,857	$122,443	$102,318
Service cost	42,987	34,061	213	(181)
Interest cost	40,013	42,312	4,350	4,575
Actuarial loss	163,610	147,784	13,420	17,888
Plan amendment	—	—	130	2,839
Benefits paid	(43,967)	(41,262)	(5,765)	(4,996)
Projected benefit obligation at December 31	1,337,395	1,134,752	134,791	122,443
Change in plan assets:
Fair value at January 1	763,119	650,604	—	—
Actual return on plan assets	112,451	113,777	—	—
Employer contributions	40,000	40,000	—	—
Benefits paid	(43,967)	(41,262)	—	—
Fair value at December 31	871,603	763,119	—	—
Funded status at end of year	$(465,792)	$(371,633)	$(134,791)	$(122,443)

Amounts recognized in the balance sheet consist of:
Other current liabilities	$—	$—	$(6,154)	$(5,911)
Noncurrent liabilities	(465,792)	(371,633)	(128,637)	(116,532)
Net amount recognized	$(465,792)	$(371,633)	$(134,791)	$(122,443)

Amounts recognized in accumulated other comprehensive income consist of:
Net loss	$437,859	$347,785	$55,537	$45,851
Prior service cost	49	56	2,983	3,143
Subtotal	437,908	347,841	58,520	48,994
Less amount recorded as regulatory asset(1)	(437,908)	(347,841)	—	—
Net amount recognized in accumulated other comprehensive income	$—	$—	$58,520	$48,994
Accumulated benefit obligation	$1,115,923	$958,586	$119,517	$109,966
(1) Changes in the funded status of the pension plan that would be recorded in accumulated other comprehensive income for an unregulated entity are recorded as a regulatory asset for Idaho Power as Idaho Power believes it is probable that an amount equal to the regulatory asset will be collected through the setting of future rates.

The actuarial losses reflected in the benefit obligations for the pension and SMSP plans in 2020 are due primarily to decreases in the assumed discount rates of both plans from December 31, 2019, to December 31, 2020. The actuarial losses affecting the benefit obligations for the pension and SMSP plans in 2019 are due primarily to decreases in the assumed discount rates from December 31, 2018, to December 31, 2019. For more information on discount rates, see “Plan Assumptions” below in this Note 12.

As a non-qualified plan, the SMSP has no plan assets. However, Idaho Power has a Rabbi trust designated to provide funding for SMSP obligations. The Rabbi trust holds investments in marketable securities and corporate-owned life insurance. The recorded value of these investments was approximately $108.8 million and $97.6 million at December 31, 2020 and 2019, respectively, and is reflected in Investments and in Company-owned life insurance on the consolidated balance sheets.

The following table shows the components of net periodic benefit cost for these plans (in thousands of dollars). For purposes of calculating the expected return on plan assets, the market-related value of assets is equal to the fair value of the assets.

	Pension Plan			SMSP
	2020	2019	2018	2020	2019	2018
Service cost	$42,987	$34,061	$37,836	$213	$(181)	$(316)
Interest cost	40,013	42,312	38,833	4,350	4,575	4,248
Expected return on assets	(56,239)	(48,623)	(52,302)	—	—	—
Amortization of net loss	17,325	13,564	13,558	3,734	2,533	3,788
Amortization of prior service cost	6	6	6	290	96	98
Net periodic pension cost	44,092	41,320	37,931	8,587	7,023	7,818
Regulatory deferral of net periodic benefit cost(1)	(42,042)	(39,379)	(36,153)	—	—	—
Previously deferred pension cost recognized(1)	17,154	17,154	17,154	—	—	—
Net periodic benefit cost recognized for financial reporting(1)(2)	$19,204	$19,095	$18,932	$8,587	$7,023	$7,818

(1) Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, the Idaho portion of net periodic benefit cost is recorded as a regulatory asset and is recognized in the income statement as those costs are recovered through rates.
(2)  Of total net periodic benefit cost recognized for financial reporting $15.9 million, $15.1 million, and $15.2 million respectively, was recognized in "Other operations and maintenance" and $11.9 million, and $11.0 million, and $11.6 million respectively, was recognized in "Other (income) expense, net" on the consolidated statements of income of the companies for the twelve months ended December 31, 2020, 2019, and 2018.

The following table shows the components of other comprehensive (loss) income for the plans (in thousands of dollars):

	Pension Plan			SMSP
	2020	2019	2018	2020	2019	2018
Actuarial (loss) gain during the year	$(107,399)	$(82,631)	$(15,226)	$(13,420)	$(17,888)	$7,049
Plan amendment service cost	—	—	—	(130)	(2,839)	—
Reclassification adjustments for:
Amortization of net loss	17,325	13,564	13,558	3,734	2,533	3,788
Amortization of prior service cost	6	6	6	290	96	98
Adjustment for deferred tax effects	23,184	17,776	428	2,452	4,658	(2,815)
Adjustment due to the effects of regulation	66,884	51,285	1,234	—	—	—
Other comprehensive (loss) income recognized related to pension benefit plans	$—	$—	$—	$(7,074)	$(13,440)	$8,120

The following table summarizes the expected future benefit payments of these plans (in thousands of dollars):

	2021	2022	2023	2024	2025	2026-2030
Pension Plan	$42,701	$44,558	$46,596	$48,616	$50,521	$282,431
SMSP	6,154	6,197	6,349	6,491	6,489	33,339

Idaho Power’s funding policy for the pension plan is to contribute at least the minimum required under the Employee Retirement Income Security Act of 1974 (ERISA) but not more than the maximum amount deductible for income tax purposes. In 2020, 2019, and 2018, Idaho Power elected to contribute more than the minimum required amounts in order to bring the pension plan to a more funded position, to reduce future required contributions, and to reduce Pension Benefit Guaranty Corporation premiums. As of the date of this report, IDACORP's and Idaho Power's minimum required contribution to the pension plan is estimated to be $4 million during 2021. Depending on market conditions and cash flow considerations in 2021, Idaho Power could contribute up to $40 million to the pension plan during 2021 in order to help balance the regulatory collection of these expenditures with the amount and timing of contributions and to mitigate the cost of being in an underfunded position.

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

The following table summarizes the changes in benefit obligation and plan assets (in thousands of dollars):

	2020	2019
Change in accumulated benefit obligation:
Benefit obligation at January 1	$71,029	$66,453
Service cost	1,029	853
Interest cost	2,493	2,989
Actuarial loss (gain)	9,359	5,298
Benefits paid(1)	(2,958)	(4,564)
Benefit obligation at December 31	80,952	71,029
Change in plan assets:
Fair value of plan assets at January 1	39,625	33,391
Actual return (loss) on plan assets	5,248	7,269
Employer contributions(1)	(604)	3,529
Benefits paid(1)	(2,958)	(4,564)
Fair value of plan assets at December 31	41,311	39,625
Funded status at end of year (included in noncurrent liabilities)	$(39,641)	$(31,404)

(1) Contributions and benefits paid are each net of $3.4 million and $3.3 million of plan participant contributions for 2020 and 2019, respectively.

Amounts recognized in accumulated other comprehensive income consist of the following (in thousands of dollars):

	2020	2019
Net loss	$6,434	$(81)
Prior service cost	127	174
Subtotal	6,561	93
Less amount recognized in regulatory assets	(6,561)	(93)
Net amount recognized in accumulated other comprehensive income	$—	$—

The net periodic postretirement benefit cost was as follows (in thousands of dollars):

	2020	2019	2018
Service cost	$1,029	$853	$1,051
Interest cost	2,493	2,989	2,643
Expected return on plan assets	(2,404)	(2,220)	(2,467)
Immediate recognition of loss from temporary deviation(1)	—	—	4,216
Amortization of prior service cost	47	48	47
Net periodic postretirement benefit cost	$1,165	$1,670	$5,490

(1) In 2018, a loss associated with a temporary deviation from the cost-sharing provisions of the substantive plan was recognized in "Other expense, net" on the consolidated statements of income of the companies.

The following table shows the components of other comprehensive income for the plan (in thousands of dollars):

	2020	2019	2018
Actuarial loss during the year	$(6,515)	$(249)	$(1,109)
Reclassification adjustments for:
Immediate recognition of loss from temporary deviation(1)	—	—	4,216
Reclassification adjustments for amortization of prior service cost	47	48	47
Adjustment for deferred tax effects	1,665	52	270
Adjustment due to the effects of regulation	4,803	149	(3,424)
Other comprehensive income related to postretirement benefit plans	$—	$—	$—

(1) In 2018, a loss associated with a temporary deviation from the cost-sharing provisions of the substantive plan was recognized in "Other expense, net" on the consolidated statements of income of the companies.

The following table summarizes the expected future benefit payments of the postretirement benefit plan (in thousands of dollars):

	2021	2022	2023	2024	2025	2026-2029
Expected benefit payments	$5,363	$5,245	$5,056	$4,843	$4,668	$20,211

Plan Assumptions

The following table sets forth the weighted-average assumptions used at the end of each year to determine benefit obligations for all Idaho Power-sponsored pension and postretirement benefits plans:

	Pension Plan		SMSP		Postretirement Benefits
	2020	2019	2020	2019	2020	2019
Discount rate	2.80%	3.60%	2.70%	3.65%	2.70%	3.60%
Rate of compensation increase(1)	4.43%	4.37%	4.75%	4.75%	—	—
Medical trend rate	—	—	—	—	6.8%	6.7%
Dental trend rate	—	—	—	—	4.0%	4.0%
Measurement date	12/31/2020	12/31/2019	12/31/2020	12/31/2019	12/31/2020	12/31/2019

(1) The 2020 rate of compensation increase assumption for the pension plan includes an inflation component of 2.40% plus a 2.03% composite merit increase component that is based on employees' years of service. Merit salary increases are assumed to be 8.0% for employees in their first year of service and scale down to 0.6% for employees in their fortieth year of service and beyond.

The following table sets forth the weighted-average assumptions used to determine net periodic benefit cost for all Idaho Power-sponsored pension and postretirement benefit plans:

	Pension Plan			SMSP			Postretirement Benefits
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Discount rate	3.60%	4.55%	3.95%	3.65%	4.60%	3.95%	3.60%	4.60%	3.95%
Expected long-term rate of return on assets	7.40%	7.50%	7.50%	—	—	—	6.50%	6.75%	6.75%
Rate of compensation increase	4.43%	4.37%	4.25%	4.75%	4.75%	4.75%	—	—%	—%
Medical trend rate	—	—	—	—	—	—	6.8%	6.7%	6.3%
Dental trend rate	—	—	—	—	—	—	4.0%	4.0%	4.0%

The assumed health care cost trend rate used to measure the expected cost of health benefits covered by the postretirement plan was 6.8 percent in 2020 and is assumed to decrease to 6.0 percent in 2021, 5.2 percent in 2022, 5.1 percent in 2023 and to gradually decrease to 3.9 percent by 2074. The assumed dental cost trend rate used to measure the expected cost of dental benefits covered by the plan was 4.0 percent, or equal to the medical trend rate if lower, for all years.

Plan Assets

Pension Asset Allocation Policy: The target allocation and actual allocations at December 31, 2020, for the pension asset portfolio by asset class is set forth below:

Asset Class	Target Allocation	Actual Allocation December 31, 2020
Debt securities	24%	23%
Equity securities	59%	64%
Real estate	9%	6%
Other plan assets	8%	7%
Total	100%	100%

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

The three major goals in Idaho Power’s asset allocation process are to:

•determine if the investments have the potential to earn the rate of return assumed in the actuarial liability calculations;
•match the cash flow needs of the plan. Idaho Power sets bond allocations sufficient to cover approximately five years of benefit payments. Idaho Power then utilizes growth instruments (equities, real estate, venture capital) to fund the longer-term liabilities of the plan; and
•maintain a prudent risk profile consistent with ERISA fiduciary standards.

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

	Level 1	Level 2	Level 3	Total
Assets at December 31, 2020
Cash and cash equivalents	$25,008	$—	$—	$25,008
Intermediate bonds	34,455	163,000	—	197,455
Equity Securities: Large-Cap	79,259	—	—	79,259
Equity Securities: Mid-Cap	104,089	—	—	104,089
Equity Securities: Small-Cap	82,069	—	—	82,069
Equity Securities: Micro-Cap	44,715	—	—	44,715
Equity Securities: Global and International	69,687	—	—	69,687
Equity Securities: Emerging Markets	10,574	—	—	10,574
Plan assets measured at NAV (not subject to hierarchy disclosure)
Commingled Fund: Equity Securities: Global and International				116,223
Commingled Fund: Equity Securities: Emerging Markets				50,019
Real estate				54,630
Private market investments				37,875
Total	$449,856	$163,000	$—	$871,603
Postretirement plan assets(1)	$1,333	$39,978	$—	$41,311

	Level 1	Level 2	Level 3	Total
Assets at December 31, 2019
Cash and cash equivalents	$10,878	$—	$—	$10,878
Short-term bonds	21,628	—	—	21,628
Intermediate bonds	22,369	134,931	—	157,300
Equity Securities: Large-Cap	92,852	—	—	92,852
Equity Securities: Mid-Cap	81,663	—	—	81,663
Equity Securities: Small-Cap	67,075	—	—	67,075
Equity Securities: Micro-Cap	31,469	—	—	31,469
Equity Securities: International	13,817	—	—	13,817
Equity Securities: Emerging Markets	8,245	—	—	8,245
Plan assets measured at NAV (not subject to hierarchy disclosure)
Commingled Fund: Equity Securities: Global and International				114,975
Commingled Fund: Equity Securities: Emerging Markets				40,059
Commingled Fund: Commodities fund				34,793
Real estate				47,570
Private market investments				40,795
Total	$349,996	$134,931	$—	$763,119
Postretirement plan assets(1)	$641	$38,984	$—	$39,625
(1) The postretirement benefits assets are primarily life insurance contracts.

For the years ended December 31, 2020 and 2019, there were no material transfers into or out of Levels 1, 2, or 3.

Fair Value Measurement of Level 2 Plan assets and Plan assets measured at NAV:

Level 2 Bonds: These investments represent United States government, agency bonds, and corporate bonds. The United States government and agency bonds, as well as the corporate bonds, are not traded on an exchange and are valued utilizing market prices for similar assets or liabilities in active markets.

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

Commingled Funds: These funds, made up of the global, international and emerging markets equity securities and commodities fund measured at NAV, are not publicly traded, and therefore no publicly quoted market price is readily available. The values of the commingled funds are presented at estimated fair value, which is determined based on the unit value of the fund. The values of these investments are calculated by the custodian for the fund company on a monthly or more frequent basis, and are based on market prices of the assets held by each of the commingled funds divided by the number of fund shares outstanding for the respective fund. The investments in commingled funds have redemption limitations that permit monthly redemption following notice requirements of 5 to 7 days.

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

Employee Savings Plan

Idaho Power has a defined contribution plan designed to comply with Section 401(k) of the Internal Revenue Code and that covers substantially all employees. Idaho Power matches specified percentages of employee contributions to the plan. Matching annual contributions were approximately $7.9 million, $7.7 million, and $7.7 million in 2020, 2019, and 2018, respectively.

Post-employment Benefits

Idaho Power provides certain benefits to former or inactive employees, their beneficiaries, and covered dependents after employment but before retirement, in addition to the health care benefits required under the Consolidated Omnibus Budget Reconciliation Act. These benefits include salary continuation, health care and life insurance for those employees found to be disabled under Idaho Power’s disability plans, and health care for surviving spouses and dependents. Idaho Power accrues a liability for such benefits. The post-employment benefits included in other deferred credits on both IDACORP’s and Idaho Power’s consolidated balance sheets at December 31, 2020, and 2019, were approximately $2 million.

13. PROPERTY, PLANT AND EQUIPMENT AND JOINTLY-OWNED PROJECTS

The following table presents the major classifications of Idaho Power’s utility plant in service, annual depreciation provisions as a percent of average depreciable balance, and accumulated provision for depreciation for the years ended December 31, 2020 and 2019 (in thousands of dollars):

	2020		2019
	Balance	Avg Rate	Balance	Avg Rate
Production	$2,529,708	3.23%	$2,535,938	3.19%
Transmission	1,272,360	1.88%	1,220,703	1.89%
Distribution	1,968,752	2.26%	1,882,136	2.25%
General and Other	512,970	6.17%	474,790	6.17%
Total in service	6,283,790	2.88%	6,113,567	2.87%
Accumulated provision for depreciation	(2,193,831)		(2,155,783)
In service - net	$4,089,959		$3,957,784

At December 31, 2020, Idaho Power's construction work in progress balance of $597.2 million included relicensing costs of $356.9 million for the HCC, Idaho Power's largest hydropower complex. In 2020, 2019, and 2018, Idaho Power had IPUC authorization to include in its Idaho jurisdiction rates $6.5 million annually ($8.8 million when grossed-up for the effect of income taxes) of AFUDC relating to the HCC relicensing project. Collecting these amounts will reduce the amount collected in the future once the HCC relicensing costs are approved for recovery in base rates. At December 31, 2020, Idaho Power's regulatory liability for collection of AFUDC relating to the HCC was $169.1 million.

Idaho Power's ownership interest in two jointly-owned generating facilities is included in the table above. Under the joint operating agreements for these facilities, each participating utility is responsible for financing its share of construction, operating, and leasing costs. Idaho Power's proportionate share of operating expenses for each facility is included in the Consolidated Statements of Income. These jointly-owned facilities, including balance sheet amounts and the extent of Idaho Power’s participation, were as follows at December 31, 2020 (in thousands of dollars):

Name of Plant	Location	Utility Plant in Service	Construction Work in Progress	Accumulated Provision for Depreciation	Ownership %	MW(1)(2)
Jim Bridger units 1-4	Rock Springs, WY	$749,735	$8,062	$376,232	33	771
North Valmy unit 2(2)	Winnemucca, NV	253,409	347	180,669	50	145

(1) Idaho Power’s share of nameplate capacity.
(2) Pursuant to an agreement with NV Energy, Idaho Power's participation in coal-fired operations of North Valmy ended in December 2019 at unit 1 and is planned to end no later than the end of 2025 at unit 2.

In October 2020, Idaho Power and co-owner Portland General Electric ceased coal-fired operations at their Boardman power plant consistent with Idaho Power's continued path away from coal-fired generation. All depreciable property, plant and equipment associated with Idaho Power's ownership in the Boardman power plant was fully depreciated as of December 31, 2020.

IERCo, Idaho Power’s wholly-owned subsidiary, is a joint venturer in BCC. Idaho Power’s coal purchases from the joint venture were $68.3 million in 2020, $73.6 million in 2019, and $81.8 million in 2018.

Idaho Power has contracts to purchase the energy from four PURPA qualifying facilities that are 50 percent owned by Ida-West. Idaho Power’s power purchases from these facilities were $9.3 million in 2020, $8.6 million in 2019, and $9.7 million in 2018.

IDACORP's consolidated VIE, Marysville, owns a hydropower plant with a net book value of $14.2 million and $14.7 million at December 31, 2020 and 2019, respectively.

14. ASSET RETIREMENT OBLIGATIONS (ARO)

The guidance relating to accounting for AROs requires that legal obligations associated with the retirement of property, plant, and equipment be recognized as a liability at fair value when incurred and when a reasonable estimate of the fair value of the liability can be made. Under the guidance, when a liability is initially recorded, the entity increases the carrying amount of the related long-lived asset to reflect the future retirement cost. Over time, the liability is accreted to its estimated settlement value and paid, and the capitalized cost is depreciated over the useful life of the related asset. If, at the end of the asset’s life, the recorded liability differs from the actual obligations paid, a gain or loss would be recognized. As a rate-regulated entity, Idaho Power records regulatory assets or liabilities instead of accretion, depreciation, and gains or losses, as approved by the IPUC. The regulatory assets recorded under this order do not earn a return on investment. Accretion, depreciation, and gains or losses related to the Boardman generating facility have been exempted from such regulatory treatment as Idaho Power collected amounts related to the decommissioning of Boardman in rates. In October 2020, Idaho Power and co-owner Portland General Electric ceased coal-fired operations at their Boardman power plant. At December 31, 2020, Idaho Power has recorded a liability for estimated costs of decommissioning and retirement of Boardman plant assets, which is included in the amounts in the table below.

Idaho Power’s recorded AROs relate to the reclamation and removal costs at its jointly-owned coal-fired generation facilities.

Idaho Power also has additional AROs associated with its transmission system and generation facilities; however, due to the indeterminate removal date, the fair value of the associated liabilities currently cannot be estimated and no amounts are recognized in the consolidated financial statements.

Idaho Power also collects removal costs in rates for certain assets that do not have associated AROs. Idaho Power is required to classify these removal costs as regulatory liabilities, see Note 3 - "Regulatory Matters" for the removal costs recorded as regulatory liabilities on IDACORP’s and Idaho Power’s consolidated balance sheets as of December 31, 2020 and 2019.

The following table presents the changes in the carrying amount of AROs (in thousands of dollars):

	2020	2019
Balance at beginning of year	$28,191	$26,792
Accretion expense	1,053	1,115
Revisions in estimated cash flows	193	365
Liability settled	(1,746)	(81)
Balance at end of year	$27,691	$28,191

15. INVESTMENTS

The table below summarizes IDACORP’s and Idaho Power’s investments as of December 31 (in thousands of dollars):

	2020	2019
Idaho Power investments:
Bridger Coal Company (equity method investment)	$37,115	$40,713
Exchange traded short-term bond funds and cash equivalents	50,531	42,648
Executive deferred compensation plan investments	202	90
Total Idaho Power investments	87,848	83,451
Investments in real estate projects, such as affordable housing developments (IFS)	28,438	3,665
Ida-West joint ventures (equity method investments)	10,662	11,102
Total IDACORP investments	$126,948	$98,218

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

	2020	2019	2018
Bridger Coal Company (Idaho Power)	$10,102	$10,285	$10,712
Ida-West joint ventures	1,411	2,085	1,737
Total	$11,513	$12,370	$12,449

Investments in Equity Securities

Investments in equity securities are reported at fair value. Any unrealized gains or losses on equity securities are included in income. Unrealized gains and losses on equity securities were immaterial at December 31, 2020 and December 31, 2019. The following table summarizes sales of equity securities (in thousands of dollars):

	2020	2019	2018
Proceeds from sales	$25,795	$5,080	$5,007
Gross realized gains from sales	—	—	—

IDACORP Financial Services Investments

IFS invests primarily in real estate projects, such as affordable housing developments, which provide a return principally by reducing federal and state income taxes through tax credits and accelerated tax depreciation benefits. IFS has focused on a diversified approach to its investment strategy in order to limit both geographic and operational risk, with most of IFS’s investments having been made through syndicated funds. IDACORP accounts for its equity-method investments in qualified real estate projects using the proportional amortization method and recognizes the net investment performance in the consolidated statements of income as a component of income tax expense.

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

The table below presents the gains and losses on derivatives not designated as hedging instruments for the years ended December 31, 2020, 2019, and 2018 (in thousands of dollars):

	Location of Realized Gain/(Loss) on Derivatives Recognized in Income	Gain/(Loss) on Derivatives Recognized in Income(1)
		2020	2019	2018
Financial swaps	Operating revenues	$2,173	$904	$1,316
Financial swaps	Purchased power	(3,531)	(2,183)	7,828
Financial swaps	Fuel expense	(4,791)	13,811	22,563
Financial swaps	Other operations and maintenance	—	—	118
Forward contracts	Operating revenues	421	285	41
Forward contracts	Purchased power	(384)	(270)	(54)
Forward contracts	Fuel expense	(36)	565	(186)

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

Derivative Instrument Summary

The table below presents the fair values and locations of derivative instruments not designated as hedging instruments recorded on the balance sheets and reconciles the gross amounts of derivatives recognized as assets and as liabilities to the net amounts presented in the balance sheets at December 31, 2020 and 2019 (in thousands of dollars):

		Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Gross Fair Value	Amounts Offset	Net Assets	Gross Fair Value	Amounts Offset		Net Liabilities

December 31, 2020
Current:
Financial swaps	Other current assets	$2,028	$(36)	$1,992	$36	$(36)		$—
Financial swaps	Other current liabilities	187	(187)	—	786	(652)	(1)	134
Forward contracts	Other current assets	5	(2)	3	2	(2)		—
Forward contracts	Other current liabilities	3	(3)	—	13	(3)		10
Long-term:
Financial swaps	Other liabilities	40	(40)	—	56	(56)	(1)	—
Total		$2,263	$(268)	$1,995	$893	$(749)		$144

December 31, 2019
Current:
Financial swaps	Other current assets	$2,426	$(2,034)	$392	$2,034	$(2,034)		$—
Financial swaps	Other current liabilities	134	(134)	—	924	(134)		790
Forward contracts	Other current assets	13	—	13	—	—		—
Forward contracts	Other current liabilities	—	—	—	32	—		32
Long-term:
Financial swaps	Other liabilities	3	(3)	—	27	(3)		24
Total		$2,576	$(2,171)	$405	$3,017	$(2,171)		$846

(1) Current and long-term liability derivative amounts offset include $0.5 million and $16 thousand of collateral receivable at December 31, 2020, respectively.

The table below presents the volumes of derivative commodity forward contracts and swaps outstanding at December 31, 2020 and 2019 (in thousands of units):

		December 31,
Commodity	Units	2020	2019
Electricity purchases	MWh	74	91
Electricity sales	MWh	—	138
Natural gas purchases	MMBtu	7,923	14,053
Natural gas sales	MMBtu	775	78

Credit Risk

At December 31, 2020, Idaho Power did not have material credit risk exposure from financial instruments, including derivatives. Idaho Power monitors credit risk exposure through reviews of counterparty credit quality, corporate-wide counterparty credit exposure, and corporate-wide counterparty concentration levels. Idaho Power manages these risks by establishing credit and concentration limits on transactions with counterparties and requiring contractual guarantees, cash deposits, or letters of credit from counterparties or their affiliates, as deemed necessary. Idaho Power’s physical power contracts are commonly under WSPP, Inc. agreements, physical gas contracts are usually under North American Energy Standards Board contracts, and financial transactions are usually under International Swaps and Derivatives Association, Inc. contracts. These contracts typically contain adequate assurance clauses requiring collateralization if a counterparty has debt that is downgraded below investment grade by at least one rating agency.

Credit-Contingent Features

Certain of Idaho Power's derivative instruments contain provisions that require Idaho Power's unsecured debt to maintain an investment grade credit rating from Moody's Investors Service and Standard & Poor's Ratings Services. If Idaho Power's unsecured debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position at December 31, 2020, was $0.9 million. Idaho Power posted $0.5 million cash collateral related to this amount. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2020, Idaho Power would have been required to pay or post collateral to its counterparties up to an additional $6.6 million to cover open liability positions as well as completed transactions that have not yet been paid.

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

IDACORP’s and Idaho Power’s assessment of a particular input's significance to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy. There were no transfers between levels or material changes in valuation techniques or inputs during the years ended December 31, 2020 and 2019.

The following table presents information about IDACORP’s and Idaho Power’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019 (in thousands of dollars):

	December 31, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and commercial paper
IDACORP(1)	$56,048	$—	$—	$56,048	$64,173	$—	$—	$64,173
Idaho Power	40,038	—	—	40,038	26,510	—	—	26,510
Derivatives	1,995	—	—	1,995	392	13	—	405
Equity securities	50,733	—	—	50,733	42,738	—	—	42,738
Liabilities:
Derivatives	$134	$10	$—	$144	$814	$32	$—	$846

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

The table below presents the carrying value and estimated fair value of financial instruments that are not reported at fair value, as of December 31, 2020 and 2019, using available market information and appropriate valuation methodologies (in thousands).

	December 31, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(thousands of dollars)
IDACORP
Assets:
Notes receivable(1)	$3,804	$3,804	$3,804	$3,804
Liabilities:
Long-term debt (including current portion)(1)	2,000,414	2,466,967	1,836,659	2,083,931
Idaho Power
Liabilities:
Long-term debt (including current portion)(1)	$2,000,414	$2,466,967	$1,836,659	$2,083,931

 (1) Notes receivable and long-term debt are categorized as Level 3 and Level 2, respectively, of the fair value hierarchy, as defined earlier in this Note 17 - "Fair Value Measurements."

Notes receivable are related to Ida-West and are valued based on unobservable inputs, including forecasted cash flows, which are partially based on expected hydropower conditions. Long-term debt is not traded on an exchange and is valued using quoted rates for similar debt in active markets. Carrying values for cash and cash equivalents, deposits, customer and other receivables, notes payable, accounts payable, interest accrued, and taxes accrued approximate fair value.
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

IDACORP’s other operating segments are below the quantitative and qualitative thresholds for reportable segments and are included in the “All Other” category in the table below. This category is comprised of IFS’s investments in affordable housing developments and other real estate projects, Ida-West’s joint venture investments in small hydropower generation projects, and IDACORP’s holding company expenses.

The table below summarizes the segment information for IDACORP’s utility operations and the total of all other segments, and reconciles this information to total enterprise amounts (in thousands):

	Utility Operations	All Other	Eliminations	Consolidated Total
2020
Revenues	$1,347,340	$3,389	$—	$1,350,729
Operating income	308,780	741	—	309,521
Other income, net	22,555	(8)	—	22,547
Interest income	9,733	1,275	(496)	10,512
Equity-method income	10,102	1,411	—	11,513
Interest expense	87,389	533	(496)	87,426
Income before income taxes	263,783	2,885	—	266,668
Income tax expense (benefit)	30,548	(1,848)	—	28,700
Income attributable to IDACORP, Inc.	233,235	4,182	—	237,417
Total assets	6,906,110	253,060	(63,926)	7,095,244
Expenditures for long-lived assets	310,937	1	—	310,938

	Utility Operations	All Other	Eliminations	Consolidated Total
2019
Revenues	$1,342,940	$3,443	$—	$1,346,383
Operating income	297,652	674	—	298,326
Other income, net	20,362	1	—	20,363
Interest income	10,968	3,052	(769)	13,251
Equity-method income	10,285	2,085	—	12,370
Interest expense	86,412	832	(769)	86,475
Income before income taxes	252,854	4,981	—	257,835
Income tax expense (benefit)	28,417	(3,910)	—	24,507
Income attributable to IDACORP, Inc.	224,437	8,417	—	232,854
Total assets	6,494,159	220,620	(73,578)	6,641,201
Expenditures for long-lived assets	278,707	(2)	—	278,705

2018
Revenues	$1,366,582	$4,170	$—	$1,370,752
Operating income	295,256	1,666	—	296,922
Other income, net	11,646	(1)	—	11,645
Interest income	8,923	1,573	(655)	9,841
Equity-method income	10,712	1,737	—	12,449
Interest expense	85,891	712	(655)	85,948
Income before income taxes	240,646	4,263	—	244,909
Income tax expense (benefit)	18,312	(926)	—	17,386
Income attributable to IDACORP, Inc.	222,334	4,467	—	226,801
Total assets	6,254,400	163,540	(35,186)	6,382,754
Expenditures for long-lived assets	277,823	30	—	277,853

19. OTHER INCOME AND EXPENSE

The following table presents the components of IDACORP’s other income (expense), net and Idaho Power's other income (expense), net (in thousands of dollars):

IDACORP	2020	2019	2018
Interest and dividend income, net	$3,813	$8,181	$5,605
Carrying charges on regulatory assets	7,063	5,494	4,075
Pension and postretirement non-service costs(1)	(11,865)	(10,976)	(15,781)
Income from life insurance investments	4,036	4,104	2,779
Other income (expense)	462	(301)	455
Total other income (expense), net	$3,509	$6,502	$(2,867)

Idaho Power
Interest and dividend income, net	$3,034	$5,898	$4,688
Carrying charges on regulatory assets	7,063	5,494	4,075
Pension and postretirement non-service costs(1)	(11,862)	(10,976)	(15,781)
Income from life insurance investments	4,036	4,104	2,779
Other (expense) income	468	(303)	455
Total other income (expense), net	$2,739	$4,217	$(3,784)

(1) The 2018 pension and postretirement non-service costs includes $4.2 million of expense for a temporary deviation from the cost-sharing provisions of the substantive postretirement plan as described in Note 12 - "Benefit Plans."

20. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income includes net income and amounts related to the SMSP. The table below presents changes in components of accumulated other comprehensive income (AOCI), net of tax, during the years ended December 31, 2020, 2019, and 2018 (in thousands of dollars). Items in parentheses indicate reductions to AOCI.

	Year Ended December 31,
	2020	2019	2018
Defined benefit pension items
Balance at beginning of period	$(36,284)	$(22,844)	$(30,964)
Other comprehensive income before reclassifications	(10,062)	(15,392)	5,234
Amounts reclassified out of AOCI to net income	2,988	1,952	2,886
Net current-period other comprehensive income	(7,074)	(13,440)	8,120
Balance at end of period	$(43,358)	$(36,284)	$(22,844)

The table below presents the effects on net income of amounts reclassified out of components of AOCI and the income statement location of those amounts reclassified during the years ended December 31, 2020, 2019, and 2018 (in thousands of dollars). Items in parentheses indicate increases to net income.

	Amount Reclassified from AOCI
	Year Ended December 31,
	2020	2019	2018
Amortization of defined benefit pension items(1)
Prior service cost	$290	$96	$98
Net loss	3,734	2,533	3,788
Total before tax	4,024	2,629	3,886
Tax benefit(2)	(1,036)	(677)	(1,000)
Net of tax	2,988	1,952	2,886
Total reclassification for the period	$2,988	$1,952	$2,886

(1) Amortization of these items is included in "Other (income) expense, net" in the consolidated income statements of both IDACORP and Idaho Power.
(2) The tax benefit is included in "Income tax expense" in the consolidated income statements of both IDACORP and Idaho Power.

21. RELATED PARTY TRANSACTIONS

IDACORP: Idaho Power performs corporate functions such as financial, legal, and management services for IDACORP and its subsidiaries. Idaho Power charges IDACORP for the costs of these services based on service agreements and other specifically identified costs. For these services, Idaho Power billed IDACORP $0.7 million in 2020, $0.8 million in 2019, and $0.7 million in 2018.

At December 31, 2020 and 2019, Idaho Power had a $1.5 million and $1.9 million payable to IDACORP, respectively, which was included in its accounts payable to affiliates balance on its consolidated balance sheets.

Ida-West: Idaho Power purchases all of the power generated by four of Ida-West’s hydropower projects located in Idaho. Idaho Power purchased $9.3 million in 2020, $8.6 million in 2019, and $9.7 million in 2018 of power from Ida-West.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of IDACORP, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IDACORP, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedules listed in the Index at Item 8 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Regulation of Utility Operations - Refer to Notes 1 and 3 to the financial statements

Critical Audit Matter Description

Idaho Power Company (Idaho Power), the principal operating subsidiary of the Company, is subject to rate regulation by the Federal Energy Regulatory Commission (FERC) and the Idaho and Oregon Public Utility Commissions (the “Commissions”), which have jurisdiction with respect to the rates of electric distribution companies in Idaho and Oregon. Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures, such as property, plant, and equipment; regulatory assets and liabilities; operating revenues; operation and maintenance expense; depreciation expense; and income tax expense.

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

Additionally, consistent with orders and directives of the Commissions, unless contrary to applicable income tax guidance, Idaho Power does not record deferred income tax expense or benefit for certain income tax temporary differences and instead recognizes the tax impact currently (commonly referred to as flow-through accounting) for rate making and financial reporting. Therefore, Idaho Power's effective income tax rate is impacted as these differences arise and reverse. Idaho Power recognizes such adjustments as regulatory assets or liabilities if it is probable that such amounts will be recovered from or returned to customers in future rates.

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures and the degree of subjectivity involved in assessing the impact of expected future regulatory orders on the financial statements. Management judgments include assessing the likelihood of (1) recovery in future rates of incurred costs and (2) a refund to customers for amounts collected prior to costs being incurred. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the uncertainty of future decisions by the Commissions and the application of flow-through accounting for income taxes included the following, among others:

•We tested the effectiveness of management’s controls over the evaluation of the likelihood of (1) the recovery in future rates of costs capitalized as property, plant, and equipment (2) recovery of costs deferred as regulatory assets, and (3) a refund or a future reduction in rates that should be reported as regulatory liabilities.

•We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.

•We read relevant regulatory orders issued by the Commissions for Idaho Power and evaluated whether such orders were appropriately reflected in the Company's financial statements.

•For selected regulatory assets and liabilities, we evaluated whether management had determined such amounts in accordance with regulatory orders.

•With the assistance of income tax specialists, we evaluated whether management had appropriately identified the income tax timing differences eligible for flow-through accounting and recorded such differences as adjustments to income tax expense and regulatory assets. We then assessed whether these regulatory assets were probable of being recovered through future rates by comparing methodology to current rate cases.

/s/ DELOITTE & TOUCHE LLP

Boise, Idaho
February 18, 2021

We have served as the Company's auditor since 1932.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Idaho Power Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Idaho Power Company and subsidiary (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, retained earnings, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 8 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Regulation of Utility Operations - Refer to Notes 1 and 3 to the financial statements

Critical Audit Matter Description

The Company is subject to rate regulation by the Federal Energy Regulatory Commission (FERC) and the Idaho and Oregon Public Utility Commissions (the “Commissions”), which have jurisdiction with respect to the rates of electric distribution companies in Idaho and Oregon. Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures, such as property, plant, and equipment; regulatory assets and liabilities; operating revenues; operation and maintenance expense; depreciation expense; and income tax expense.

The Company’s rates are subject to regulatory rate-setting processes. Regulatory decisions can have an impact on the recovery of costs, the rate of return earned on investment, and the timing and amount of assets to be recovered by rates. The

Commissions’ regulation of rates is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital. Decisions to be made by the Commissions in the future will impact the accounting for regulated operations, including decisions about the amount of allowable costs and return on invested capital included in rates and any refunds that may be required. While the Company has indicated it expects to recover costs from customers through regulated rates, there is a risk that the Commissions will not approve: (1) full recovery of the costs of providing utility service, or (2) full recovery of all amounts invested in the utility business and a reasonable return on that investment.

Additionally, consistent with orders and directives of the Commissions, unless contrary to applicable income tax guidance, the Company does not record deferred income tax expense or benefit for certain income tax temporary differences and instead recognizes the tax impact currently (commonly referred to as flow-through accounting) for rate making and financial reporting. Therefore, the Company's effective income tax rate is impacted as these differences arise and reverse. The Company recognizes such adjustments as regulatory assets or liabilities if it is probable that such amounts will be recovered from or returned to customers in future rates.

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures and the degree of subjectivity involved in assessing the impact of expected future regulatory orders on the financial statements. Management judgments include assessing the likelihood of (1) recovery in future rates of incurred costs and (2) a refund to customers for amounts collected prior to costs being incurred. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the uncertainty of future decisions by the Commissions and the application of flow-through accounting for income taxes included the following, among others:

•We tested the effectiveness of management’s controls over the evaluation of the likelihood of (1) the recovery in future rates of costs capitalized as property, plant, and equipment (2) recovery of costs deferred as regulatory assets, and (3) a refund or a future reduction in rates that should be reported as regulatory liabilities.

•We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.

•We read relevant regulatory orders issued by the Commissions for the Company and evaluated whether such orders were appropriately reflected in the Company's financial statements.

•For selected regulatory assets and liabilities, we evaluated whether management had determined such amounts in accordance with regulatory orders.

•With the assistance of income tax specialists, we evaluated whether management had appropriately identified the income tax timing differences eligible for flow-through accounting and recorded such differences as adjustments to income tax expense and regulatory assets. We then assessed whether these regulatory assets were probable of being recovered through future rates by comparing methodology to current rate cases.

/s/ DELOITTE & TOUCHE LLP

Boise, Idaho
February 18, 2021

 We have served as the Company's auditor since 1932.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures - IDACORP, Inc.

The Chief Executive Officer and Chief Financial Officer of IDACORP, Inc., based on their evaluation of IDACORP, Inc.’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2020, have concluded that IDACORP, Inc.’s disclosure controls and procedures are effective as of that date.

Internal Control Over Financial Reporting - IDACORP, Inc.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of IDACORP is responsible for establishing and maintaining adequate internal control over financial reporting for IDACORP. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with the authorizations of management and directors of the company; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

IDACORP’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2020. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on its assessment, management concluded that, as of December 31, 2020, IDACORP’s internal control over financial reporting is effective based on those criteria.

IDACORP’s independent registered public accounting firm has audited the financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2020 and issued a report, which appears on the next page and expresses an unqualified opinion on the effectiveness of IDACORP’s internal control over financial reporting as of December 31, 2020.

February 18, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of IDACORP, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of IDACORP, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 18, 2021, expressed an unqualified opinion on those financial statements.

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
February 18, 2021

Disclosure Controls and Procedures - Idaho Power Company

The Chief Executive Officer and Chief Financial Officer of Idaho Power Company, based on their evaluation of Idaho Power Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2020, have concluded that Idaho Power Company's disclosure controls and procedures are effective as of that date.

Internal Control Over Financial Reporting - Idaho Power Company

Management’s Annual Report on Internal Control Over Financial Reporting

The management of Idaho Power Company (Idaho Power) is responsible for establishing and maintaining adequate internal control over financial reporting of Idaho Power. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with the authorizations of management and directors of the company; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Idaho Power’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2020. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on its assessment, management concluded that, as of December 31, 2020, Idaho Power’s internal control over financial reporting is effective based on those criteria.

Idaho Power’s independent registered public accounting firm has audited the financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2020 and issued a report which appears on the next page and expresses an unqualified opinion on the effectiveness of Idaho Power’s internal control over financial reporting as of December 31, 2020.

February 18, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Idaho Power Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Idaho Power Company and subsidiary (the “Company”) as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 18, 2021, expressed an unqualified opinion on those financial statements.

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
February 18, 2021

Changes in Internal Control Over Financial Reporting - IDACORP, Inc. and Idaho Power Company

There have been no changes in IDACORP, Inc.’s or Idaho Power Company’s internal control over financial reporting during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, IDACORP, Inc.’s or Idaho Power Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The portions of IDACORP’s definitive proxy statement appearing under the captions “Proposal No. 1: Election of Directors,” “Delinquent Section 16(a) Reports,” “Board of Directors - Committees of the Board of Directors - Audit Committee,” “Corporate Governance at IDACORP - Codes of Business Conduct,” and "Corporate Governance at IDACORP - Certain Relationships and Related Transactions" to be filed pursuant to Regulation 14A for the 2021 annual meeting of shareholders are hereby incorporated by reference.

Information regarding IDACORP’s executive officers required by this item appears in Item 1 of this report under “Executive Officers of the Registrants.”

ITEM 11. EXECUTIVE COMPENSATION

The portion of IDACORP’s definitive proxy statement appearing under the caption “Executive Compensation” to be filed pursuant to Regulation 14A for the 2021 annual meeting of shareholders is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The portion of IDACORP’s definitive proxy statement appearing under the caption “Security Ownership of Directors, Executive Officers, and Five-Percent Shareholders” to be filed pursuant to Regulation 14A for the 2021 annual meeting of shareholders is hereby incorporated by reference. The table below includes information as of December 31, 2020, with respect to the IDACORP 2000 Long-Term Incentive and Compensation Plan (LTICP) pursuant to which equity securities of IDACORP may be issued.

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	190,967	(1)	$—	(2)	552,913	(3)
Equity compensation plans not approved by shareholders	—		$—		—
Total	190,967		$—		552,913

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The portions of IDACORP’s definitive proxy statement appearing under the captions “Certain Relationships and Related Transactions” and “Corporate Governance at IDACORP – Director Independence and Executive Sessions” to be filed pursuant to Regulation 14A for the 2021 annual meeting of shareholders are hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

IDACORP: The portion of IDACORP’s definitive proxy statement appearing under the caption “Independent Accountant Billings” in the proxy statement to be filed pursuant to Regulation 14A for the 2021 annual meeting of shareholders is hereby incorporated by reference.

Idaho Power: The table below presents the aggregate fees of Idaho Power's principal independent registered public accounting firm, Deloitte & Touche LLP, billed or is expected to bill to Idaho Power for the fiscal years ended December 31, 2020 and 2019:

	2020	2019
Audit fees	$1,531,235	$1,515,701
Audit-related fees(1)	—	3,927
Tax fees(2)	16,121	3,993
All other fees(3)	1,895	1,895
Total	$1,549,251	$1,525,516

(1) Includes accounting-related consultation services.
(2) Includes fees for consultation related to tax planning and accounting.
(3) Accounting research tool subscription.

Policy on Audit Committee Pre-Approval:

Idaho Power and the Audit Committee are committed to ensuring the independence of the independent registered public accounting firm, both in fact and in appearance. In this regard, the Audit Committee has established and periodically reviews a pre-approval policy for audit and non-audit services. For 2020 and 2019, all audit and non-audit services and all fees paid in connection with those services were pre-approved by the Audit Committee.

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

Any request to engage the independent public accounting firm to provide a service which has not received general pre-approval must be submitted as a written proposal to Idaho Power’s Chief Financial Officer with a copy to the General Counsel. The request must include a detailed description of the service to be provided, the proposed fee, and the business reasons for engaging the independent public accounting firm to provide the service. Upon approval by the Chief Financial Officer, the General Counsel, and the independent public accounting firm that the proposed engagement complies with the terms of the pre-approval policy and the applicable rules and regulations, the request will be presented to the Audit Committee or the Audit Committee Chairman, as the case may be, for pre-approval.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) and (2) Refer to Part II, Item 8 - “Financial Statements” for a complete listing of consolidated financial statements and financial statement schedules.

(3) Exhibits. Note Regarding Reliance on Statements in Agreements: The agreements filed as exhibits to IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2020, are filed to provide information regarding their terms and are not intended to provide any other factual or disclosure information about IDACORP, Inc., Idaho Power Company, or the other parties to the agreements. Some of the agreements contain statements, representations, and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (a) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties to the agreement if those statements prove to be inaccurate; (b) have been qualified by disclosures that were made to the other party, which disclosures are not necessarily reflected in the agreement; (c) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (d) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, readers should not rely upon the statements, representations, or warranties made in the agreements.

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
	File number 1-3198, Form 8-K filed on 6/8/2020, as Exhibit 4.1, Forty-ninth, June 5, 2020
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
		10-Q	1-3198	10(c)	8/4/2000
10.14[1]	Idaho Power Company Security Plan for Senior Management Employees I, amended and restated effective December 31, 2004, and as further amended November 20, 2008	10-K	1-14465, 1-3198	10.15	2/26/2009
10.15[1]	Amendment, dated September 19, 2012, to the Idaho Power Company Security Plan for Senior Management Employees I	10-Q	1-14465, 1-3198	10.62	11/1/2012
10.16[1]	Idaho Power Company Security Plan for Senior Management Employees II, as amended and restated February 8, 2017	10-K	1-14465, 1-3198	10.31	2/23/2017
10.17[1]	Amendment to the Idaho Power Company Security Plan for Senior Management Employees II, as amended May 17, 2017	10-Q	1-14465, 1-3198	10.1	8/3/2017
10.18[1]	Idaho Power Company Security Plan for Board of Directors - a non-qualified deferred compensation plan, as amended and restated effective July 20, 2006	10-Q	1-14465, 1-3198	10(h)(viii)	11/2/2006

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith
10.19[1]	IDACORP, Inc. Non-Employee Directors Stock Compensation Plan, as amended November 21, 2019	10-K	1-14465, 1-3198	10.19	2/20/2020
10.20[1]	Form of Officer Indemnification Agreement between IDACORP, Inc. and Officers of IDACORP, Inc. and Idaho Power Company, as amended July 20, 2006	10-Q	1-14465, 1-3198	10(h)(xix)	11/2/2006
10.21[1]	Form of Director Indemnification Agreement between IDACORP, Inc. and Directors of IDACORP, Inc., as amended July 20, 2006	10-Q	1-14465, 1-3198	10(h)(xx)	11/2/2006
10.22[1]	Form of Amended and Restated Change in Control Agreement between IDACORP, Inc. and Officers of IDACORP and Idaho Power Company (senior vice president and higher), approved November 20, 2008	10-K	1-14465, 1-3198	10.24	2/26/2009
10.23[1]	Form of Amended and Restated Change in Control Agreement between IDACORP, Inc. and Officers of IDACORP and Idaho Power Company (below senior vice president), approved November 20, 2008	10-K	1-14465, 1-3198	10.25	2/26/2009
10.24[1]	Form of Amended and Restated Change in Control Agreement between IDACORP, Inc. and Officers of IDACORP, Inc. and Idaho Power Company, approved March 17, 2010	8-K	1-14465, 1-3198	10.1	3/24/2010
10.25[1]	IDACORP, Inc. and/or Idaho Power Company Executive Officers with Amended and Restated Change in Control Agreements chart, as of February 1, 2021					X
10.26[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan, as amended and restated February 9, 2017	10-K	1-14465, 1-3198	10.41	2/23/2017
10.27[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Restricted Unit Award Agreement (Time Vesting)	10-K	1-14465, 1-3198	10.30	2/21/2019
10.28[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Performance Unit Award Agreement (Performance with Total Shareholder Return Goal)	10-K	1-14465, 1-3198	10.31	2/21/2019
10.29[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Performance Unit Award Agreement (Performance with Cumulative Earnings Per Share Goal)	10-K	1-14465, 1-3198	10.32	2/21/2019
10.30[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Restricted Unit Award Agreement (Time Vesting) (For 2017 and 2018 Outstanding Awards)	10-K	1-14465, 1-3198	10.42	2/23/2017
10.31[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Performance Unit Award Agreement (Performance with Total Shareholder Return Goal) (For 2017 and 2018 Outstanding Awards)	10-K	1-14465, 1-3198	10.43	2/23/2017
10.32[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Performance Unit Award Agreement (Performance with Cumulative Earnings Per Share Goal) (For 2017 and 2018 Outstanding Awards)	10-K	1-14465, 1-3198	10.44	2/23/2017
10.33[1]	IDACORP, Inc. Executive Incentive Plan, as amended and restated November 14, 2018	10-K	1-14465, 1-3198	10.36	2/21/2019
10.34[1]	Idaho Power Company Executive Deferred Compensation Plan, effective November 15, 2000, as amended November 20, 2008	10-K	1-14465, 1-3198	10.32	2/26/2009
10.35[1]	IDACORP, Inc. and Idaho Power Company Compensation for Non-Employee Directors of the Board of Directors, effective January 1, 2020	10-K	1-14465, 1-3198	10.35	2/20/2020
10.36[1]	Form of IDACORP, Inc. Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.46	2/26/2009
10.37[1]	Form of Letter Agreement to Amend Outstanding IDACORP, Inc. Director Deferred Compensation Agreement (November 16, 2008)	10-K	1-14465, 1-3198	10.47	2/26/2009
10.38[1]	Form of Amendment to IDACORP, Inc. Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.48	2/26/2009
10.39[1]	Form of Termination of IDACORP, Inc. Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.49	2/26/2009
10.40[1]	Form of Idaho Power Company Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.50	2/26/2009

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith
10.41[1]	Form of Letter Agreement to Amend Outstanding Idaho Power Company Director Deferred Compensation Agreement (November 16, 2008)	10-K	1-14465, 1-3198	10.51	2/26/2009
10.42[1]	Form of Amendment to Idaho Power Company Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.52	2/26/2009
10.43[1]	Form of Termination of Idaho Power Company Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.53	2/26/2009
10.44[1]	Idaho Power Company Restated Employee Savings Plan, as restated as of January 1, 2016	10-K	1-14465, 1-3198	10.59	2/18/2016
10.45[1]	Amendment, dated effective December 1, 2016, to the Idaho Power Company Restated Employee Savings Plan, as restated as of January 1, 2016	10-K	1-14465, 1-3198	10.61	2/23/2017
10.46[1]	Second Amendment to the Idaho Power Company Employee Savings Plan, as amended January 1, 2018	10-Q	1-14465, 1-3198	10.1	11/2/2017
10.47[1]	Third Amendment to the Idaho Power Company Employee Savings Plan, as amended April 26, 2018	10-Q	1-14465, 1-3198	10.4	5/3/2018
10.48[1]	Fourth Amendment to the Idaho Power Company Employee Savings Plan, executed October 24, 2019 and effective January 1, 2020	10-Q	1-14465, 1-3198	10.1	10/31/2019
10.49[1]	Fifth Amendment to the Idaho Power Company Employee Savings Plan, executed December 21, 2020 and effective January 1, 2020					X
21.1	Subsidiaries of IDACORP, Inc.					X
23.1	Consent of Registered Independent Accounting Firm					X
23.2	Consent of Registered Independent Accounting Firm					X
31.1	IDACORP, Inc. Rule 13a-14(a) CEO certification					X
31.2	IDACORP, Inc. Rule 13a-14(a) CFO certification					X
31.3	Idaho Power Rule 13a-14(a) CEO certification					X
31.4	Idaho Power Rule 13a-14(a) CFO certification					X
32.1	IDACORP, Inc. Section 1350 CEO certification					X
32.2	IDACORP, Inc. Section 1350 CFO certification					X
32.3	Idaho Power Section 1350 CEO certification					X
32.4	Idaho Power Section 1350 CFO certification					X
95.1	Mine Safety Disclosures					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)					X
* Exhibit originally filed with the U.S. Securities and Exchange Commission in paper format and as such, a hyperlink is not available.
(1) Management contract or compensatory plan or arrangement

IDACORP, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2020	2019	2018
	(thousands of dollars)
Income:
Equity in income of subsidiaries	$237,233	$231,534	$226,567
Investment income	748	2,214	865
Total income	237,981	233,748	227,432
Expenses:
Operating expenses	692	816	668
Interest expense	534	831	713
Other expenses	145	30	—
Total expenses	1,371	1,677	1,381
Income Before Income Taxes	236,610	232,071	226,051
Income Tax Benefit	(807)	(783)	(750)
Net Income Attributable to IDACORP, Inc.	237,417	232,854	226,801
Other comprehensive (loss) income	(7,074)	(13,440)	8,120
Comprehensive Income Attributable to IDACORP, Inc.	$230,343	$219,414	$234,921

The accompanying note is an integral part of these statements.

IDACORP, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
	(thousands of dollars)
Operating Activities:
Net cash provided by operating activities	$168,699	$112,745	$197,185
Investing Activities:
Purchase of short-term investments	(25,000)	—	—
Net cash used in investing activities	(25,000)	—	—
Financing Activities:
Dividends on common stock	(137,856)	(129,682)	(121,421)
Change in intercompany notes payable	(9,732)	37,588	(2,867)
Other	(4,663)	(4,410)	(3,614)
Net cash used in financing activities	(152,251)	(96,504)	(127,902)
Net (decrease) increase in cash and cash equivalents	(8,552)	16,241	69,283
Cash and cash equivalents at beginning of year	115,141	98,900	29,617
Cash and cash equivalents at end of year	$106,589	$115,141	$98,900

The accompanying note is an integral part of these statements.

IDACORP, INC.
CONDENSED BALANCE SHEETS

	December 31,
	2020	2019
Assets	(thousands of dollars)
Current Assets:
Cash and cash equivalents	$106,589	$115,141
Short-term investments	25,000	—
Receivables	1,604	2,125
Other	107	98
Total current assets	133,300	117,364
Investment in subsidiaries	2,468,955	2,379,680
Other Assets:
Deferred income taxes	23,859	45,864
Other	312	429
Total other assets	24,171	46,293
Total assets	$2,626,426	$2,543,337
Liabilities and Shareholders’ Equity
Current Liabilities:
Taxes accrued	$2,745	$5,622
Other	928	996
Total current liabilities	3,673	6,618
Other Liabilities:
Intercompany notes payable	62,049	71,285
Other	724	806
Total other liabilities	62,773	72,091
IDACORP, Inc. Shareholders’ Equity	2,559,980	2,464,628
Total Liabilities and Shareholders' Equity	$2,626,426	$2,543,337
The accompanying note is an integral part of these statements.

NOTE TO CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Pursuant to rules and regulations of the U.S. Securities and Exchange Commission, the unconsolidated condensed financial statements of IDACORP, Inc. do not reflect all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the 2020 Form 10-K, Part II, Item 8.

Accounting for Subsidiaries: IDACORP has accounted for the earnings of its subsidiaries under the equity method of accounting in these unconsolidated condensed financial statements. Included in net cash provided by operating activities in the condensed statements of cash flows are dividends that IDACORP subsidiaries paid to IDACORP of $141 million, $133 million, and $124 million in 2020, 2019, and 2018, respectively.

IDACORP, INC. AND IDAHO POWER COMPANY
SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2020, 2019, and 2018

		Additions
			Charged
	Balance at	Charged	(Credited)		Balance at
	Beginning	to	to Other		End
Classification	of Year	Income	Accounts	Deductions(1)	of Year
	(thousands of dollars)
2020:
Reserve for uncollectible accounts	$1,744	$5,239	$438	$2,158	$5,263
Injuries and damages	1,748	1,203	—	467	2,484
2019:
Reserve for uncollectible accounts	$1,989	$2,381	$227	$2,853	$1,744
Injuries and damages	1,877	390	—	519	1,748
2018:
Reserve for uncollectible accounts	$2,193	$3,363	$392	$3,959	$1,989
Injuries and damages	1,469	855	—	447	1,877
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

February 18, 2021		IDACORP, INC.
Date
	By:	/s/ Lisa A. Grow
Lisa A. Grow
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard J. Dahl	Chairman of the Board	February 18, 2021
Richard J. Dahl

/s/ Lisa A. Grow	(Principal Executive Officer)	February 18, 2021
Lisa A. Grow
President and Chief Executive Officer and Director

/s/ Steven R. Keen	(Principal Financial Officer)	February 18, 2021
Steven R. Keen
Senior Vice President and Chief Financial Officer

/s/ Kenneth W. Petersen	(Principal Accounting Officer)	February 18, 2021
Kenneth W. Petersen
Vice President, Chief Accounting Officer and Treasurer

/s/ Darrel T. Anderson	Director	February 18, 2021
Darrel T. Anderson

/s/ Odette Bolano	Director	February 18, 2021
Odette Bolano

/s/ Thomas Carlile	Director	February 18, 2021
Thomas Carlile

/s/ Annette G. Elg	Director	February 18, 2021
Annette G. Elg

/s/ Ronald W. Jibson	Director	February 18, 2021
Ronald W. Jibson

/s/ Judith A. Johansen	Director	February 18, 2021
Judith A. Johansen

/s/ Dennis L. Johnson	Director	February 18, 2021
Dennis L. Johnson

/s/ Christine King	Director	February 18, 2021
Christine King

/s/ Richard J. Navarro	Director	February 18, 2021
Richard J. Navarro

/s/ Mark Peters	Director	February 18, 2021
Mark Peters

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 18, 2021		Idaho Power Company
Date
	By:	/s/ Lisa A. Grow
Lisa A. Grow
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard J. Dahl	Chairman of the Board	February 18, 2021
Richard J. Dahl

/s/ Lisa A. Grow	(Principal Executive Officer)	February 18, 2021
Lisa A. Grow
President and Chief Executive Officer and Director

/s/ Steven R. Keen	(Principal Financial Officer)	February 18, 2021
Steven R. Keen
Senior Vice President and Chief Financial Officer

/s/ Kenneth W. Petersen	(Principal Accounting Officer)	February 18, 2021
Kenneth W. Petersen
Vice President, Chief Accounting Officer and Treasurer

/s/ Darrel T. Anderson	Director	February 18, 2021
Darrel T. Anderson

/s/ Odette Bolano	Director	February 18, 2021
Odette Bolano

/s/ Thomas Carlile	Director	February 18, 2021
Thomas Carlile

/s/ Annette G. Elg	Director	February 18, 2021
Annette G. Elg

/s/ Ronald W. Jibson	Director	February 18, 2021
Ronald W. Jibson

/s/ Judith A. Johansen	Director	February 18, 2021
Judith A. Johansen

/s/ Dennis L. Johnson	Director	February 18, 2021
Dennis L. Johnson

/s/ Christine King	Director	February 18, 2021
Christine King

/s/ Richard J. Navarro	Director	February 18, 2021
Richard J. Navarro

/s/ Mark Peters	Director	February 18, 2021
Mark Peters