Form 10-Q
period 2021-03-31
IDACORP INC; IDAHO POWER CO
filed 2021-04-29
CIK 1057877, 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from __________ to __________
	Exact name of registrants as specified	I.R.S. Employer
Commission File	in their charters, address of principal	Identification
Number	executive offices, zip code and telephone number	Number
1-14465	IDACORP, Inc.	82-0505802
1-3198	Idaho Power Company	82-0130980

1221 W. Idaho Street
Boise,	Idaho	83702-5627
(208)	388-2200

State of Incorporation:	Idaho

None
Former name, former address and former fiscal year, if changed since last report.

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	IDA	New York Stock Exchange

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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).
IDACORP, Inc.: Yes ☐ No X       Idaho Power Company: Yes ☐ No X

Number of shares of common stock outstanding as of April 23, 2021:
IDACORP, Inc.:        50,515,478
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to the historical information contained in this report, this report contains (and oral communications made by IDACORP, Inc. (IDACORP) and Idaho Power Company (Idaho Power) may contain) statements that relate to future events and expectations, such as statements regarding projected or future financial performance, cash flows, capital expenditures, dividends, capital structure or ratios, strategic goals, challenges, objectives, and plans for future operations. Such statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, or future events, or performance, often, but not always, through the use of words or phrases such as "anticipates," "believes," "continues," "could," "estimates," "expects," "guidance," "intends," "potential," "plans," "predicts," "projects," "may result," "may continue," or similar expressions, are not statements of historical facts and may be forward-looking. Forward-looking statements are not guarantees of future performance and involve estimates, assumptions, risks, and uncertainties. Actual results, performance, or outcomes may differ materially from the results discussed in the statements. In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in forward-looking statements include those factors set forth in this report, IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2020, particularly Part I, Item 1A - "Risk Factors" and Part II, Item 7 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of that report, subsequent reports filed by IDACORP and Idaho Power with the U.S. Securities and Exchange Commission (SEC), and the following important factors:

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
•changes in residential, commercial, and industrial growth and demographic patterns within Idaho Power's service area, and their associated impacts on loads and load growth, and the availability of regulatory mechanisms that allow for timely cost recovery through customer rates in the event of those changes;
•abnormal or severe weather conditions (including conditions and events associated with climate change), wildfires, droughts, earthquakes, and other natural phenomena and natural disasters, which affect customer sales, hydropower generation levels, repair costs, service interruptions, liability for damage caused by utility property, and the availability and cost of fuel for generation plants or purchased power to serve customers;
•advancement of self-generation, energy storage, energy efficiency, alternative energy sources, and other technologies that may reduce Idaho Power's sale or delivery of electric power or introduction of operational or cyber-security vulnerabilities to the power grid;
•acts or threats of terrorist incidents, acts of war, social unrest, cyber-attacks, the companies' failure to secure data or to comply with privacy laws or regulations, physical security breaches, or the disruption or damage to the companies' business, operations, or reputation resulting from such events;
•the expense and risks associated with capital expenditures for, and the permitting and construction of, utility infrastructure that Idaho Power may be unable to complete or may not be deemed prudent by regulators for cost recovery;
•variable hydrological conditions and over-appropriation of surface and groundwater in the Snake River Basin, which may impact the amount of power generated by Idaho Power's hydropower facilities;
•the ability of Idaho Power to acquire fuel, power, electrical equipment, and transmission capacity on reasonable terms, particularly in the event of unanticipated power demands, price volatility, lack of physical availability, transportation constraints, disruptions or delays in the supply chain, or a credit downgrade;
•disruptions or outages of Idaho Power's generation or transmission systems or of any interconnected transmission systems, which can result in liability for Idaho Power, increase power costs, and reduce revenues;
•accidents, terrorist acts, fires (either affecting or caused by Idaho Power facilities or infrastructure), explosions, mechanical breakdowns, and other unplanned events that may occur while operating and maintaining assets, which can cause unplanned outages; reduce generating output; damage company assets, operations, or reputation; subject Idaho Power to third-party claims for property damage, personal injury, or loss of life; or result in the imposition of civil, criminal, and regulatory fines and penalties for which Idaho Power may have inadequate insurance coverage;

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
•the assumptions underlying the coal mine reclamation obligations at Bridger Coal Company and related funding and bonding requirements, and the remediation costs associated with planned exits from participation in Idaho Power's co-owned coal plants;
•the ability to continue to pay dividends and achieve target-payout ratios based on financial performance, and in light of credit rating considerations, contractual covenants and restrictions, and regulatory limitations;
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

IDACORP, Inc.
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended March 31,
	2021	2020
	(in thousands, except per share amounts)
Operating Revenues:
Electric utility revenues	$315,568	$290,488
Other	486	520
Total operating revenues	316,054	291,008

Operating Expenses:
Electric utility:
Purchased power	67,988	61,201
Fuel expense	33,306	30,015
Power cost adjustment	5,671	(3,391)
Other operations and maintenance	85,657	89,808
Energy efficiency programs	9,027	9,475
Depreciation	43,315	42,526
Other electric utility operating expenses	9,327	9,141
Total electric utility operating expenses	254,291	238,775
Other	654	663
Total operating expenses	254,945	239,438

Operating Income	61,109	51,570

Nonoperating (Income) Expense:
Allowance for equity funds used during construction	(7,769)	(7,272)
Earnings of unconsolidated equity-method investments	(2,317)	(2,316)
Interest on long-term debt	21,036	19,662
Other interest	3,519	3,812
Allowance for borrowed funds used during construction	(3,005)	(2,730)
Other income, net	(241)	(932)
Total nonoperating expense, net	11,223	10,224

Income Before Income Taxes	49,886	41,346

Income Tax Expense	5,086	3,888

Net Income	44,800	37,458
Loss attributable to noncontrolling interests	31	32
Net Income Attributable to IDACORP, Inc.	$44,831	$37,490

Weighted Average Common Shares Outstanding - Basic	50,567	50,517
Weighted Average Common Shares Outstanding - Diluted	50,580	50,527
Earnings Per Share of Common Stock:
Earnings Attributable to IDACORP, Inc. - Basic	$0.89	$0.74
Earnings Attributable to IDACORP, Inc. - Diluted	$0.89	$0.74

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended March 31,
	2021	2020
	(in thousands)

Net Income	$44,800	$37,458
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $289 and $259, respectively	836	747
Total Comprehensive Income	45,636	38,205
Loss attributable to noncontrolling interests	31	32
Comprehensive Income Attributable to IDACORP, Inc.	$45,667	$38,237

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2021	December 31, 2020
	(in thousands)
Assets

Current Assets:
Cash and cash equivalents	$240,007	$275,116
Short-term investments	25,000	25,000
Receivables:
Customer (net of allowance of $5,088 and $4,766, respectively)	73,360	72,826
Other (net of allowance of $561 and $497, respectively)	20,708	12,661
Income taxes receivable	—	2,164
Accrued unbilled revenues	54,895	72,461
Materials and supplies (at average cost)	68,294	64,941
Fuel stock (at average cost)	29,261	31,646
Prepayments	16,580	20,184
Current regulatory assets	63,027	63,407
Other	2,760	1,995
Total current assets	593,892	642,401
Investments	122,862	126,948
Property, Plant and Equipment:
Utility plant in service	6,321,220	6,283,790
Accumulated provision for depreciation	(2,224,063)	(2,193,831)
Utility plant in service - net	4,097,157	4,089,959
Construction work in progress	617,265	597,152
Utility plant held for future use	4,109	4,109
Other property, net of accumulated depreciation	16,688	18,290
Property, plant and equipment - net	4,735,219	4,709,510
Other Assets:
Company-owned life insurance	63,507	62,382
Regulatory assets	1,503,256	1,495,488
Other	59,565	58,515
Total other assets	1,626,328	1,616,385
Total	$7,078,301	$7,095,244

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2021	December 31, 2020
	(in thousands)
Liabilities and Equity

Current Liabilities:
Accounts payable	$81,602	$120,576
Taxes accrued	34,501	19,508
Interest accrued	19,459	24,030
Accrued compensation	36,972	52,245
Current regulatory liabilities	27,697	11,104
Advances from customers	34,604	29,341
Other	27,037	30,767
Total current liabilities	261,872	287,571
Other Liabilities:
Deferred income taxes	794,525	800,251
Regulatory liabilities	755,542	757,730
Pension and other postretirement benefits	641,113	634,070
Other	48,917	48,752
Total other liabilities	2,240,097	2,240,803
Long-Term Debt	2,000,471	2,000,414
Commitments and Contingencies
Equity:
IDACORP, Inc. shareholders’ equity:
Common stock, no par value (120,000 shares authorized; 50,515 and 50,462 shares issued, respectively)	868,944	869,235
Retained earnings	1,742,994	1,734,103
Accumulated other comprehensive loss	(42,522)	(43,358)
Total IDACORP, Inc. shareholders’ equity	2,569,416	2,559,980
Noncontrolling interests	6,445	6,476
Total equity	2,575,861	2,566,456
Total	$7,078,301	$7,095,244

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
	2021	2020
	(in thousands)
Operating Activities:
Net income	$44,800	$37,458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,286	43,666
Deferred income taxes and investment tax credits	(3,390)	(1,379)
Changes in regulatory assets and liabilities	2,833	(9,672)
Pension and postretirement benefit plan expense	7,367	7,260
Contributions to pension and postretirement benefit plans	(918)	(12,270)
Earnings of equity-method investments	(2,317)	(2,316)
Distributions from equity-method investments	2,550	2,000
Allowance for equity funds used during construction	(7,769)	(7,272)
Other non-cash adjustments to net income, net	3,238	3,490
Change in:
Receivables	(3,451)	5,102
Accounts payable and other accrued liabilities	(42,219)	(49,389)
Taxes accrued/receivable	17,156	12,932
Other current assets	19,403	1,268
Other current liabilities	2,425	5,122
Other assets	(2,234)	(1,925)
Other liabilities	1,902	(279)
Net cash provided by operating activities	83,662	33,796
Investing Activities:
Additions to property, plant and equipment	(77,293)	(73,566)
Payments received from transmission project joint funding partners	1,096	393
Investments in affordable housing	(5,335)	(1,936)
Purchases of equity securities	(171)	(3,230)
Purchases of short-term investments	(25,000)	—
Maturities of short-term investments	25,000	—
Proceeds from the sale of equity securities	1,557	839
Other	797	3,826
Net cash used in investing activities	(79,349)	(73,674)
Financing Activities:
Dividends on common stock	(36,379)	(34,312)
Tax withholdings on net settlements of share-based awards	(3,026)	(4,183)
Debt issuance costs and other	(17)	(10)
Net cash used in financing activities	(39,422)	(38,505)
Net decrease in cash and cash equivalents	(35,109)	(78,383)
Cash and cash equivalents at beginning of the period	275,116	217,254
Cash and cash equivalents at end of the period	$240,007	$138,871
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amount capitalized)	$25,306	$19,887
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$27,910	$22,843

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Three months ended March 31,
	2021	2020
	(in thousands)
Common Stock
Balance at beginning of period	$869,235	$868,307
Share-based compensation expense	2,710	2,624
Tax withholdings on net settlements of share-based awards	(3,026)	(4,183)
Treasury shares issued	—	(1,920)
Other	25	22
Balance at end of period	868,944	864,850
Retained Earnings
Balance at beginning of period	1,734,103	1,634,525
Net income attributable to IDACORP, Inc.	44,831	37,490
Common stock dividends ($0.71 and $0.67 per share, respectively)	(35,940)	(33,950)
Balance at end of period	1,742,994	1,638,065
Accumulated Other Comprehensive (Loss) Income
Balance at beginning of period	(43,358)	(36,284)
Unfunded pension liability adjustment (net of tax)	836	747
Balance at end of period	(42,522)	(35,537)
Treasury Stock
Balance at beginning of period	—	(1,920)
Issued	—	1,920
Balance at end of period	—	—
Total IDACORP, Inc. shareholders’ equity at end of period	2,569,416	2,467,378
Noncontrolling Interests
Balance at beginning of period	6,476	5,925
Net loss attributable to noncontrolling interests	(31)	(32)
Balance at end of period	6,445	5,893
Total equity at end of period	$2,575,861	$2,473,271

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended March 31,
	2021	2020
	(in thousands)

Operating Revenues	$315,568	$290,488

Operating Expenses:
Operation:
Purchased power	67,988	61,201
Fuel expense	33,306	30,015
Power cost adjustment	5,671	(3,391)
Other operations and maintenance	85,657	89,808
Energy efficiency programs	9,027	9,475
Depreciation	43,315	42,526
Other operating expenses	9,327	9,141
Total operating expenses	254,291	238,775

Operating Income	61,277	51,713

Nonoperating (Income) Expense:
Allowance for equity funds used during construction	(7,769)	(7,272)
Earnings of unconsolidated equity-method investments	(2,550)	(2,453)
Interest on long-term debt	21,036	19,662
Other interest	3,514	3,813
Allowance for borrowed funds used during construction	(3,005)	(2,730)
Other income, net	(191)	(469)
Total nonoperating expense, net	11,035	10,551

Income Before Income Taxes	50,242	41,162

Income Tax Expense	5,873	4,386

Net Income	$44,369	$36,776

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended March 31,
	2021	2020
	(in thousands)

Net Income	$44,369	$36,776
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $289 and $259, respectively	836	747
Total Comprehensive Income	$45,205	$37,523

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2021	December 31, 2020
	(in thousands)
Assets

Current Assets:
Cash and cash equivalents	$134,536	$165,604
Receivables:
Customer (net of allowance of $5,088 and $4,766, respectively)	73,360	72,826
Other (net of allowance of $561 and $497, respectively)	21,051	12,457
Income taxes receivable	—	4,667
Accrued unbilled revenues	54,895	72,461
Materials and supplies (at average cost)	68,294	64,941
Fuel stock (at average cost)	29,261	31,646
Prepayments	16,441	20,057
Current regulatory assets	63,027	63,407
Other	2,760	1,995
Total current assets	463,625	510,061
Investments	85,442	87,848
Property, Plant and Equipment:
Plant in service	6,321,220	6,283,790
Accumulated provision for depreciation	(2,224,063)	(2,193,831)
Plant in service - net	4,097,157	4,089,959
Construction work in progress	617,265	597,152
Plant held for future use	4,109	4,109
Other property	3,640	5,123
Property, plant and equipment, net	4,722,171	4,696,343
Other Assets:
Company-owned life insurance	63,507	62,382
Regulatory assets	1,503,256	1,495,488
Other	55,075	53,988
Total other assets	1,621,838	1,611,858
Total	$6,893,076	$6,906,110

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2021	December 31, 2020
	(in thousands)
Liabilities and Equity

Current Liabilities:
Accounts payable	$81,529	$120,476
Accounts payable to affiliates	118	1,720
Taxes accrued	32,369	19,554
Interest accrued	19,415	24,030
Accrued compensation	36,834	52,036
Current regulatory liabilities	27,697	11,104
Advances from customers	34,604	29,341
Other	16,907	16,717
Total current liabilities	249,473	274,978
Other Liabilities:
Deferred income taxes	825,179	829,146
Regulatory liabilities	755,542	757,730
Pension and other postretirement benefits	641,113	634,070
Other	48,199	45,937
Total other liabilities	2,270,033	2,266,883
Long-Term Debt	2,000,471	2,000,414
Commitments and Contingencies
Equity:
Common stock, $2.50 par value (50,000 shares authorized; 39,151 shares outstanding)	97,877	97,877
Premium on capital stock	712,258	712,258
Capital stock expense	(2,097)	(2,097)
Retained earnings	1,607,583	1,599,155
Accumulated other comprehensive loss	(42,522)	(43,358)
Total equity	2,373,099	2,363,835
Total	$6,893,076	$6,906,110

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
	2021	2020
	(in thousands)
Operating Activities:
Net income	$44,369	$36,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,138	43,505
Deferred income taxes and investment tax credits	(2,958)	(1,207)
Changes in regulatory assets and liabilities	2,833	(9,672)
Pension and postretirement benefit plan expense	7,367	7,260
Contributions to pension and postretirement benefit plans	(918)	(12,270)
Earnings of equity-method investments	(2,550)	(2,453)
Distributions from equity-method investments	2,550	2,000
Allowance for equity funds used during construction	(7,769)	(7,272)
Other non-cash adjustments to net income, net	528	867
Change in:
Receivables	(5,600)	4,161
Accounts payable	(42,193)	(49,344)
Taxes accrued/receivable	17,482	22,446
Other current assets	19,414	1,297
Other current liabilities	2,451	5,207
Other assets	(2,245)	(1,935)
Other liabilities	2,003	(180)
Net cash provided by operating activities	78,902	39,186
Investing Activities:
Additions to utility plant	(77,293)	(73,566)
Payments received from transmission project joint funding partners	1,096	393
Purchases of equity securities	(171)	(3,230)
Proceeds from the sale of equity securities	1,557	839
Other	797	3,796
Net cash used in investing activities	(74,014)	(71,768)
Financing Activities:
Dividends on common stock	(35,941)	(33,952)
Other	(15)	4
Net cash used in financing activities	(35,956)	(33,948)
Net decrease in cash and cash equivalents	(31,068)	(66,530)
Cash and cash equivalents at beginning of the period	165,604	98,950
Cash and cash equivalents at end of the period	$134,536	$32,420
Supplemental Disclosure of Cash Flow Information:
Cash received from IDACORP related to income taxes	$—	$(9,189)
Cash paid for interest (net of amount capitalized)	25,346	19,888
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$27,910	$22,843

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

IDACORP’s significant other wholly-owned subsidiaries include IDACORP Financial Services, Inc. (IFS), an investor in affordable housing and other real estate tax credit investments, and Ida-West Energy Company (Ida-West), an operator of small hydropower generation projects that satisfy the requirements of the Public Utility Regulatory Policies Act of 1978 (PURPA).

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

Financial Statements

In the opinion of management of IDACORP and Idaho Power, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly each company's consolidated financial position as of March 31, 2021, consolidated results of operations for the three months ended March 31, 2021 and 2020, and consolidated cash flows for the three months ended March 31, 2021 and 2020. These adjustments are of a normal and recurring nature. These financial statements do not contain the complete detail or note disclosures concerning accounting policies and other matters that would be included in full-year financial statements and should be read in conjunction with the audited consolidated financial statements included in IDACORP’s and Idaho Power’s Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Annual Report). The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. A change in management's estimates or assumptions could have a material impact on IDACORP's or Idaho Power's respective financial condition and results of operations during the period in which such change occurred.

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

Reclassifications

Idaho Power changed the presentation of its consolidated statements of income from a utility format to a traditional format. The changes revised the order of certain line items and did not result in any material changes in classification of amounts between line items.

In the condensed consolidated statements of income, certain amounts in prior periods' consolidated statements of income have been reclassified to conform with current period presentation. On IDACORP's and Idaho Power's condensed consolidated statements of income for the three months ended March 31, 2020, $0.5 million that had previously been reported as "Other" within "Operating Expenses" and "Other expense, net" within "Other Income (Expense)" respectively, were reclassified to "Other electric utility operating expenses" and "Other operating expenses" within "Operating Expenses," respectively.

New and Recently Adopted Accounting Pronouncements

There have been no recently issued accounting pronouncements that have had or are expected to have a material impact on IDACORP's or Idaho Power's consolidated financial statements.

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

Income Tax Expense

The following table provides a summary of income tax expense for the three months ended March 31, 2021 and 2020 (in thousands):

	IDACORP		Idaho Power
	2021	2020	2021	2020
Income tax at statutory rates (federal and state)	$12,849	$10,651	$12,932	$10,595
Excess deferred income tax reversal	(1,606)	(1,481)	(1,606)	(1,481)
Other(1)	(6,157)	(5,282)	(5,453)	(4,728)
Income tax expense	$5,086	$3,888	$5,873	$4,386
Effective tax rate	10.2%	9.4%	11.7%	10.7%
(1) "Other" is primarily comprised of the net tax effect of Idaho Power's regulatory flow-through tax adjustments.

The increase in income tax expense for the three months ended March 31, 2021, compared with the same period in 2020, was primarily due to higher pre-tax earnings. On a net basis, Idaho Power’s estimate of its annual 2021 regulatory flow-through tax adjustments is comparable to 2020.

3. REGULATORY MATTERS

Included below is a summary of Idaho Power's most recent general rate cases and base rate changes, as well as other recent or pending notable regulatory matters and proceedings.

Idaho and Oregon General Rate Cases

Idaho Power's current base rates result from orders from the Idaho Public Utilities Commission (IPUC) and Public Utility Commission of Oregon (OPUC), as described in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2020 Annual Report.

Idaho Settlement Stipulations

A May 2018 Idaho settlement stipulation related to tax reform (May 2018 Idaho Tax Reform Settlement Stipulation) is described in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2020 Annual Report and includes provisions for the accelerated amortization of accumulated deferred investment tax credits (ADITC) to help achieve a minimum 9.4 percent return on year-end equity in the Idaho jurisdiction (Idaho ROE). In addition, under the May 2018 Idaho Tax Reform Settlement Stipulation, minimum Idaho ROE would revert back to 95 percent of the authorized return on equity in the next general rate case. The settlement stipulation also provides for the potential sharing between Idaho Power and Idaho customers of Idaho-jurisdictional earnings in excess of 10.0 percent of Idaho ROE.

Based on its estimate of full-year 2021 Idaho ROE, in the first quarter of 2021, Idaho Power recorded no additional ADITC amortization or provision against current revenues for sharing of earnings with customers for 2021 under the May 2018 Idaho Tax Reform Settlement Stipulation. Accordingly, at March 31, 2021, the full $45 million of additional ADITC remains available for future use. Idaho Power recorded no additional ADITC amortization or provision against revenues for sharing of earnings with customers during the first quarter of 2020, based on its then-current estimate of full-year 2020 Idaho ROE.

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

On April 15, 2021, Idaho Power filed an application with the IPUC requesting a $39.1 million net increase in Idaho-jurisdiction power cost adjustment (PCA) revenues, effective for the 2021-2022 PCA collection period from June 1, 2021 to May 31, 2022. The net increase in PCA revenues reflects a forecasted reduction in low-cost hydroelectric generation as well as higher costs associated with higher forecasted PURPA power purchases. The net increase in PCA revenues also reflects a smaller credit to customers through the true-up component. As of the date of this report, the IPUC has not yet issued an order on the application.

Idaho Fixed Cost Adjustment Mechanism

The Idaho jurisdiction fixed cost adjustment (FCA) mechanism, applicable to Idaho residential and small general service customers, is designed to remove a portion of Idaho Power’s financial disincentive to invest in energy efficiency programs by separating (or decoupling) the recovery of fixed costs from the variable kilowatt-hour charge and linking it instead to a set amount per customer. Under Idaho Power's current rate design, Idaho Power recovers a portion of fixed costs through the variable kilowatt-hour charge, which may result in over-collection or under-collection of fixed costs. To return over-collection to customers or to collect under-collection from customers, the FCA mechanism allows Idaho Power to accrue, or defer, the difference between the authorized fixed-cost recovery amount per customer and the actual fixed costs per customer recovered by Idaho Power during the year. The IPUC has discretion to cap the annual increase in the FCA recovery at 3 percent of base revenue, with any excess deferred for collection in a subsequent year. In March 2021, Idaho Power filed its annual FCA update with the IPUC requesting an increase of $2.8 million in recovery from the FCA from $35.5 million to $38.3 million, with new rates effective for the period from June 1, 2021, to May 31, 2022.

4. REVENUES

The following table provides a summary of electric utility operating revenues for IDACORP and Idaho Power for the three months ended March 31, 2021 and 2020 (in thousands):

	Three months ended March 31,
	2021	2020
Electric utility operating revenues:
Revenue from contracts with customers	$291,327	$270,184
Alternative revenue programs and other revenues	24,241	20,304
Total electric utility operating revenues	$315,568	$290,488

Revenues from Contracts with Customers

The following table presents revenues from contracts with customers disaggregated by revenue source for the three months ended March 31, 2021 and 2020 (in thousands):

	Three months ended March 31,
	2021	2020
Revenues from contracts with customers:
Retail revenues:
Residential (includes $15,822 and $15,710, respectively, related to the FCA)(1)	$154,785	$144,887
Commercial (includes $482 and $484, respectively, related to the FCA)(1)	72,269	69,513
Industrial	45,430	42,760
Irrigation	1,086	1,375
Deferred revenue related to HCC relicensing AFUDC(2)	(2,119)	(2,119)
Total retail revenues	271,451	256,416
Less: FCA mechanism revenues(1)	(16,304)	(16,194)
Wholesale energy sales	6,259	3,908
Transmission wheeling-related revenues	14,467	10,363
Energy efficiency program revenues	9,027	9,475
Other revenues from contracts with customers	6,427	6,216
Total revenues from contracts with customers	$291,327	$270,184
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

Derivative revenues include gains from settled electricity swaps and sales of electricity under forward sales contracts that are bundled with renewable energy credits. Related to these forward sales, Idaho Power simultaneously enters into forward purchases of electricity for the same quantity at the same location, which are recorded in purchased power on the condensed consolidated statements of income. For more information on settled electricity swaps, see Note 10 - "Derivative Financial Instruments."

The table below presents the FCA mechanism revenues and other revenues for the three months ended March 31, 2021 and 2020 (in thousands):

	Three months ended March 31,
	2021	2020
Alternative revenue programs and other revenues:
FCA mechanism revenues	$16,304	16,194
Derivative revenues	7,937	4,110
Total alternative revenue programs and other revenues	$24,241	$20,304

Receivables and Allowance for Uncollectible Accounts

In response to the COVID-19 pandemic, Idaho Power provided certain relief to customers, including temporarily suspending disconnections for customers and temporarily waiving late fees. This relief as well as the economic conditions created by the response to COVID-19 have resulted in higher aged accounts receivable and an increase in the number of late payments. Idaho Power expects higher uncollectible account write-offs as a result of the COVID-19 pandemic and, accordingly, increased its allowance for uncollectible accounts related to customer receivables at March 31, 2021. The allowance for uncollectible accounts increased to 6.5 percent of the total customer receivables balance at March 31, 2021, compared with 6.1 percent at December 31, 2020, and 3.1 percent at March 31, 2020.

The following table provides a rollforward of the allowance for uncollectible accounts related to customer receivables for the three months ended March 31, 2021 and 2020 (in thousands):

	Three months ended March 31,
	2021	2020
Balance at beginning of period	$4,766	$1,401
Additions to the allowance	488	983
Write-offs, net of recoveries	(166)	(216)
Balance at end of period	$5,088	$2,168
Allowance for uncollectible accounts as a percentage of customer receivables	6.5%	3.1%

5. COMMON STOCK

IDACORP Common Stock

During the three months ended March 31, 2021, IDACORP granted 76,147 restricted stock unit awards to employees and issued 53,593 shares of common stock using original issuances of shares pursuant to the IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan, including 11,878 shares of common stock issued to members of the board of directors. As directed by IDACORP, plan administrators of the IDACORP, Inc. Dividend Reinvestment and Stock Purchase Plan and Idaho Power Company Employee Savings Plan used market purchases of IDACORP common stock to acquire shares of IDACORP common stock for the plans.

Restrictions on Dividends

Idaho Power’s ability to pay dividends on its common stock held by IDACORP and IDACORP’s ability to pay dividends on its common stock are limited to the extent payment of such dividends would violate the covenants in their respective credit facilities or Idaho Power’s Revised Code of Conduct. A covenant under IDACORP’s credit facility and Idaho Power’s credit facility requires IDACORP and Idaho Power to maintain leverage ratios of consolidated indebtedness to consolidated total capitalization, as defined therein, of no more than 65 percent at the end of each fiscal quarter. At March 31, 2021, the leverage ratios for IDACORP and Idaho Power were 44 percent and 46 percent, respectively. Based on these restrictions, IDACORP’s and Idaho Power’s dividends were limited to $1.5 billion and $1.3 billion, respectively, at March 31, 2021. There are additional facility covenants, subject to exceptions, that prohibit or restrict the sale or disposition of property without consent and any agreements restricting dividend payments to IDACORP and Idaho Power from any material subsidiary. At March 31, 2021, IDACORP and Idaho Power were in compliance with those financial covenants.

Idaho Power’s Revised Code of Conduct relating to transactions between and among Idaho Power, IDACORP, and other affiliates, which was approved by the IPUC in April 2008, provides that Idaho Power will not pay any dividends to IDACORP that will reduce Idaho Power’s common equity capital below 35 percent of its total adjusted capital without IPUC approval. At March 31, 2021, Idaho Power's common equity capital was 54 percent of its total adjusted capital. Further, Idaho Power must obtain approval from the OPUC before it can directly or indirectly loan funds or issue notes or give credit on its books to IDACORP.

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

6. EARNINGS PER SHARE

The table below presents the computation of IDACORP’s basic and diluted earnings per share for the three months ended March 31, 2021 and 2020 (in thousands, except for per share amounts).

	Three months ended March 31,
	2021	2020
Numerator:
Net income attributable to IDACORP, Inc.	$44,831	$37,490
Denominator:
Weighted-average common shares outstanding - basic	50,567	50,517
Effect of dilutive securities	13	10
Weighted-average common shares outstanding - diluted	50,580	50,527
Basic earnings per share	$0.89	$0.74
Diluted earnings per share	$0.89	$0.74

7. COMMITMENTS

Purchase Obligations

During the three months ended March 31, 2021, IDACORP's and Idaho Power's contractual obligations, outside the ordinary course of business, did not change materially from the amounts disclosed in the notes to the consolidated financial statements in the 2020 Annual Report, except that Idaho Power entered into two new long-term transmission purchase agreements, which increased Idaho Power's contractual purchase obligations by approximately $16 million over the 5-year terms of the contracts, and one new replacement contract for an expiring power purchase agreement with a PURPA-qualifying hydropower facility, which increased Idaho Power's contractual purchase obligations by approximately $15 million over the 20-year term of the contract.

Guarantees

Idaho Power guarantees its portion of reclamation activities and obligations at BCC, of which IERCo owns a one-third interest. This guarantee, which is renewed annually with the Wyoming Department of Environmental Quality, was $51.7 million at March 31, 2021, representing IERCo's one-third share of BCC's total reclamation obligation of $155.2 million. BCC has a reclamation trust fund set aside specifically for the purpose of paying these reclamation costs. At March 31, 2021, the value of BCC's reclamation trust fund was $199.5 million. During the three months ended March 31, 2021, the reclamation trust fund made no distributions for reclamation activity costs associated with the BCC surface mine. BCC periodically assesses the adequacy of the reclamation trust fund and its estimate of future reclamation costs. To ensure that the reclamation trust fund maintains adequate reserves, BCC has the ability to, and does, add a per-ton surcharge to coal sales, all of which are made to the

Jim Bridger plant. Because of the existence of the fund and the ability to apply a per-ton surcharge, the estimated fair value of this guarantee is minimal.

IDACORP and Idaho Power enter into financial agreements and power purchase and sale agreements that include indemnification provisions relating to various forms of claims or liabilities that may arise from the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnification provisions cannot be reasonably estimated. IDACORP and Idaho Power periodically evaluate the likelihood of incurring costs under such indemnities based on their historical experience and the evaluation of the specific indemnities. As of March 31, 2021, the companies believe the likelihood is remote that IDACORP or Idaho Power would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnification obligations. Neither IDACORP nor Idaho Power has recorded any liability on their respective condensed consolidated balance sheets with respect to these indemnification obligations.

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

In connection with its utility operations, Idaho Power is subject to claims by individuals, entities, and governmental agencies for damages for alleged personal injury, property damage, and economic losses relating to Idaho Power’s provision of electric service and the operation of its generation, transmission, and distribution facilities. Some of those claims relate to personal injury, service quality and business interruption, property damage, and wildfires. In recent years, utilities in the western United States have been subject to significant liability for personal injury, loss of life, property damage, trespass, and economic losses, and in some cases, punitive damages and criminal charges and fines and penalties, associated with wildfires that originated from utility property, most commonly transmission and distribution lines. In recent years, Idaho Power has regularly received claims by both governmental agencies and private landowners for damages for fires allegedly originating from Idaho Power’s transmission and distribution system. As of the date of this report, the companies believe that resolution of existing claims will not have a material adverse effect on their respective consolidated financial statements. Idaho Power is also actively monitoring various pending environmental regulations and executive orders related to environmental matters that may have a significant impact on its future operations and compliance costs. Given uncertainties regarding the outcome, timing, and compliance plans for these environmental matters, Idaho Power is unable to estimate the financial impact of these regulations.

9. BENEFIT PLANS

Idaho Power has a noncontributory defined benefit pension plan (pension plan) and two nonqualified defined benefit plans for certain senior management employees called the Security Plan for Senior Management Employees I and Security Plan for Senior Management Employees II (together, SMSP). Idaho Power also has a nonqualified defined benefit pension plan for directors that was frozen in 2002. Remaining vested benefits from that plan are included with the SMSP in the disclosures below. The benefits under the pension plan are based on years of service and the employee’s final average earnings. Idaho Power also maintains a defined benefit postretirement benefit plan (consisting of health care and death benefits) that covers all employees who were enrolled in the active-employee group plan at the time of retirement as well as their spouses and qualifying dependents. The table below shows the components of net periodic benefit costs for the pension, SMSP, and postretirement benefits plans for the three months ended March 31, 2021 and 2020 (in thousands).

	Pension Plan		SMSP		Postretirement Benefits		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Service cost	$13,408	$10,915	$203	$53	$353	$274	$13,964	$11,242
Interest cost	9,203	10,018	889	1,088	528	614	10,620	11,720
Expected return on plan assets	(16,021)	(14,030)	—	—	(601)	(605)	(16,622)	(14,635)
Amortization of prior service cost	2	2	74	72	12	12	88	86
Amortization of net loss	5,673	4,367	1,051	934	—	—	6,724	5,301
Net periodic benefit cost	12,265	11,272	2,217	2,147	292	295	14,774	13,714
Regulatory deferral of net periodic benefit cost(1)	(11,695)	(10,742)	—	—	—	—	(11,695)	(10,742)
Previously deferred pension costs recognized(1)	4,288	4,288	—	—	—	—	4,288	4,288
Net periodic benefit cost recognized for financial reporting(1)(2)	$4,858	$4,818	$2,217	$2,147	$292	$295	$7,367	$7,260
 (1) Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, the Idaho portion of net periodic benefit cost is recorded as a regulatory asset and is recognized in the income statement as those costs are recovered through rates.
 (2) Of total net periodic benefit cost recognized for financial reporting, $4.8 million and $4.3 million, respectively, were recognized in "Other operations and maintenance" and $2.6 million and $3.0 million, respectively, were recognized in "Other expense, net" on the condensed consolidated statements of income of the companies for the three months ended March 31, 2021 and 2020.

Idaho Power's minimum required contribution to be made to its defined benefit pension plan during 2021 is estimated to be $4 million and during the three months ended March 31, 2021, Idaho Power made no contributions. In April 2021, Idaho Power made a $10 million contribution. Idaho Power is considering contributing up to an additional $30 million to its defined benefit pension plan during 2021 in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions and to mitigate the cost of being in an underfunded position. The primary impact of pension contributions is on the timing of cash flows, as the timing of cost recovery lags behind contributions.

In March 2021, the American Rescue Plan Act of 2021 (American Rescue Plan) was signed into law, which included changes to the funding rules for single employer pension plans. The American Rescue Plan lowered the minimum funding requirements by revising liability discount rates and by lengthening the period over which unfunded liabilities must be amortized. Idaho Power is evaluating the potential impacts of the American Rescue Plan, but as of the date of this report does not believe it will materially affect Idaho Power's near-term pension contribution plans.

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

The table below presents the gains and losses on derivatives not designated as hedging instruments for the three months ended March 31, 2021 and 2020 (in thousands).

		Gain/(Loss) on Derivatives Recognized in Income(1)
	Location of Realized Gain/(Loss) on Derivatives Recognized in Income	Three months ended March 31,
		2021	2020
Financial swaps	Operating revenues	$—	$826
Financial swaps	Purchased power	249	(190)
Financial swaps	Fuel expense	733	(2,848)
Forward contracts	Operating revenues	47	79
Forward contracts	Purchased power	(47)	(76)
Forward contracts	Fuel expense	(1)	(19)
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

Credit Risk

At March 31, 2021, Idaho Power did not have material credit risk exposure from financial instruments, including derivatives. Idaho Power monitors credit risk exposure through reviews of counterparty credit quality, corporate-wide counterparty credit exposure, and corporate-wide counterparty concentration levels. Idaho Power manages these risks by establishing credit and concentration limits on transactions with counterparties and requiring contractual guarantees, cash deposits, or letters of credit from counterparties or their affiliates, as deemed necessary. Idaho Power’s physical power, physical gas, and financial transactions are generally under standardized industry contracts. These contracts contain adequate assurance clauses requiring collateralization if a counterparty has debt that is downgraded below investment grade by at least one rating agency.

Credit-Contingent Features

Certain Idaho Power derivative instruments contain provisions that require Idaho Power's unsecured debt to maintain an investment grade credit rating from Moody's Investors Service and Standard & Poor's Ratings Services. If Idaho Power's unsecured debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position at March 31, 2021, was $0.4 million. Idaho Power posted $0.8 million of cash collateral related to this amount. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2021, Idaho Power would have been required to pay or post collateral to its counterparties up to an additional $4.8 million to cover the open liability positions as well as completed transactions that have not yet been paid.

Derivative Instrument Summary

The table below presents the fair values and locations of derivative instruments not designated as hedging instruments recorded on the balance sheets and reconciles the gross amounts of derivatives recognized as assets and as liabilities to the net amounts presented in the balance sheets at March 31, 2021 and December 31, 2020 (in thousands).

		Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Gross Fair Value	Amounts Offset	Net Assets	Gross Fair Value	Amounts Offset		Net Liabilities

March 31, 2021
Current:
Financial swaps	Other current assets	$2,958	$(198)	$2,760	$198	$(198)		$—
Forward contracts	Other current liabilities	—	—	—	50	—		50
Long-term:
Financial swaps	Other assets	164	(95)	69	95	(95)		—
Financial swaps	Other liabilities	2	(2)	—	46	(2)		44
Total		$3,124	$(295)	$2,829	$389	$(295)		$94

December 31, 2020
Current:
Financial swaps	Other current assets	$2,028	$(36)	$1,992	$36	$(36)		$—
Financial swaps	Other current liabilities	187	(187)	—	786	(652)	(1)	134
Forward contracts	Other current assets	5	(2)	3	2	(2)		—
Forward contracts	Other current liabilities	3	(3)	—	13	(3)		10
Long-term:
Financial swaps	Other liabilities	40	(40)	—	56	(56)	(1)	—
Total		$2,263	$(268)	$1,995	$893	$(749)		$144
(1) Current and long-term liability derivative amounts offset include $0.5 million and $16 thousand of collateral receivable at December 31, 2020, respectively.

The table below presents the volume of derivative commodity forward contracts and swaps outstanding at March 31, 2021 and 2020 (in thousands of units).

		March 31,
Commodity	Units	2021	2020
Electricity purchases	MWh	155	136
Electricity sales	MWh	—	125
Natural gas purchases	MMBtu	10,106	12,220
Natural gas sales	MMBtu	78	375

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

IDACORP’s and Idaho Power’s assessment of a particular input's significance to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy. There were no transfers between levels or material changes in valuation techniques or inputs during the three months ended March 31, 2021.

The table below presents information about IDACORP’s and Idaho Power’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2021, and December 31, 2020 (in thousands).

	March 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds
IDACORP(1)	$43,026	$—	$—	$43,026	$56,048	$—	$—	$56,048
Idaho Power	20,262	—	—	20,262	40,038	—	—	40,038
Derivatives	2,829	—	—	2,829	1,995	—	—	1,995
Equity securities	49,077	—	—	49,077	50,733	—	—	50,733
Liabilities:
Derivatives	44	50	—	94	134	10	—	144
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

The table below presents the carrying value and estimated fair value of financial instruments that are not reported at fair value, as of March 31, 2021, and December 31, 2020, using available market information and appropriate valuation methodologies (in thousands).

	March 31, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
IDACORP
Assets:
Notes receivable(1)	$3,804	$3,804	$3,804	$3,804
Liabilities:
Long-term debt, including current portion(1)	2,000,471	2,270,074	2,000,414	2,466,967
Idaho Power
Liabilities:
Long-term debt, including current portion(1)	2,000,471	2,270,074	2,000,414	2,466,967
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

IDACORP’s other operating segments are below the quantitative and qualitative thresholds for reportable segments and are included in the "All Other" category in the table below. This category is comprised of IFS’s investments in affordable housing and other real estate tax credit projects, Ida-West’s joint venture investments in small hydropower generation projects, and IDACORP’s holding company expenses.

The table below summarizes the segment information for IDACORP’s utility operations and the total of all other segments, and reconciles this information to total enterprise amounts (in thousands).

	Utility Operations	All Other	Eliminations	Consolidated Total
Three months ended March 31, 2021:
Revenues	$315,568	486	$—	$316,054
Net income attributable to IDACORP, Inc.	44,369	462	—	44,831
Total assets as of March 31, 2021	6,893,076	244,710	(59,485)	7,078,301
Three months ended March 31, 2020:
Revenues	$290,488	$520	$—	$291,008
Net income attributable to IDACORP, Inc.	36,776	714	—	37,490

13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

The table below presents changes in components of accumulated other comprehensive income (AOCI), net of tax, during the three months ended March 31, 2021 and 2020 (in thousands). Items in parentheses indicate charges to AOCI.

	Defined Benefit Pension Items
	Three months ended March 31,
	2021	2020
Balance at beginning of period	$(43,358)	$(36,284)
Amounts reclassified out of AOCI	836	747
Balance at end of period	$(42,522)	$(35,537)

The table below presents amounts reclassified out of components of AOCI and the income statement location of those amounts reclassified during the three months ended March 31, 2021 and 2020 (in thousands). Items in parentheses indicate increases to net income.

	Amount Reclassified from AOCI
Details About AOCI	Three months ended March 31,
	2021	2020
Amortization of defined benefit pension items(1)
Prior service cost	$74	$72
Net loss	1,051	934
Total before tax	1,125	1,006
Tax benefit(2)	(289)	(259)
Total reclassification for the period, net of tax	$836	$747
(1) Amortization of these items is included in IDACORP's condensed consolidated income statements in other operating expenses and in Idaho Power's condensed consolidated statements of income in other expense, net.
(2) The tax benefit is included in income tax expense in the condensed consolidated statements of income of both IDACORP and Idaho Power.

14. CHANGES IN IDAHO POWER RETAINED EARNINGS

The table below presents changes in Idaho Power retained earnings during the three months ended March 31, 2021 and 2020 (in thousands).

	Three months ended March 31,
	2021	2020
Balance at beginning of period	$1,599,155	$1,503,805
Net income	44,369	36,776
Dividends to parent	(35,941)	(33,952)
Balance at end of period	$1,607,583	$1,506,629

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of IDACORP, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of IDACORP, Inc. and subsidiaries (the “Company”) as of March 31, 2021, the related condensed consolidated statements of income, comprehensive income, equity and cash flows for the three-month periods ended March 31, 2021 and 2020, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2020, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated February 18, 2021, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
April 29, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Idaho Power Company

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Idaho Power Company and subsidiary (the “Company”) as of March 31, 2021, the related condensed consolidated statements of income, comprehensive income, and cash flows for the three-month periods ended March 31, 2021 and 2020, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2020, and the related consolidated statements of income, comprehensive income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated February 18, 2021, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
April 29, 2021

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in this report, the general financial condition and results of operations for IDACORP, Inc. and its subsidiaries (collectively, IDACORP) and Idaho Power Company and its subsidiary (collectively, Idaho Power) are discussed. While reading the MD&A, please refer to the accompanying condensed consolidated financial statements of IDACORP and Idaho Power. Also refer to "Cautionary Note Regarding Forward-Looking Statements" in this report for important information regarding forward-looking statements made in this MD&A and elsewhere in this report. This discussion updates the MD&A included in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Annual Report), and should also be read in conjunction with the information in that report. The results of operations for an interim period generally will not be indicative of results for the full year, particularly in light of the seasonality of Idaho Power's sales volumes, as discussed below.

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

Idaho Power is the parent of Idaho Energy Resources Co. (IERCo), a joint venturer in Bridger Coal Company (BCC), which mines and supplies coal to the Jim Bridger generating plant (Jim Bridger plant) owned in part by Idaho Power. IDACORP’s other significant subsidiaries include IDACORP Financial Services, Inc., an investor in affordable housing and other real estate tax credit investments, and Ida-West Energy Company, an operator of small hydropower generation projects that satisfy the requirements of the Public Utility Regulatory Policies Act of 1978 (PURPA).

EXECUTIVE OVERVIEW

Management's Outlook and Company Initiatives

In the 2020 Annual Report, IDACORP's and Idaho Power's management included a brief overview of their business strategies for the companies for 2021 and beyond, under the heading "Executive Overview" in the MD&A. As of the date of this report, management's outlook and strategy remain consistent with that discussion. Most notably:

•Idaho Power continues to execute on its four strategic areas and initiatives: growing financial strength, improving Idaho Power's core business, enhancing Idaho Power's brand, and focusing on safety and employee engagement.
•Idaho Power continues to expect positive customer growth in its service area and continues to participate in and support state and local economic development initiatives aimed at responsible and sustainable growth. During the first three months of 2021, Idaho Power's customer count grew by nearly 4,200 customers, and for the twelve months ended March 31, 2021, the customer growth rate was 2.9 percent.
•Idaho Power anticipates substantial capital investments, with expected total capital expenditures of approximately $2.0 billion over the five-year period from 2021 (including the expenditures incurred so far in 2021) through 2025.
•Idaho Power continues to focus on timely recovery of costs and earning a reasonable return on investment, including working to evaluate and ensure that its rate design and regulatory mechanisms more closely reflect the cost to provide electric service.
•Idaho Power is committed to continuing to provide reliable, affordable, safe service to its customers while furthering its environmental, social, and governance (ESG) initiatives, including the "Clean Today. Cleaner Tomorrow.®" goal to provide Idaho Power's customers with 100-percent clean energy by 2045, as well as water stewardship and environmental projects, and the company’s diversity, equity, and inclusion initiatives.

Coronavirus (COVID-19) Response and Impacts

In response to the COVID-19 pandemic, in 2020 Idaho Power implemented its emergency management, business continuity, and enterprise pandemic plans. Idaho Power's internal emergency management team responded in accordance with the plans in an effort to ensure Idaho Power continues to provide reliable service to its customers during the pandemic. Idaho Power's provision of electricity to customers through its power supply, transmission, and distribution operations, as of the date of this report, continues largely uninterrupted. For more information about Idaho Power's response to the COVID-19 pandemic and the effects of COVID-19 on Idaho Power, see Part II - Item 7 - "Executive Overview" in the MD&A in the 2020 Annual Report.

As of the date of this report, Idaho Power is uncertain how long the COVID-19 pandemic will continue and how significantly it might ultimately impact its business operations, results of operations, cash flows, financial condition, or capital resources. For a discussion of certain risks to IDACORP and Idaho Power as a result of the pandemic, see Part II - Item 1A - "Risk Factors" in the 2020 Annual Report.

Summary of Financial Results

The following is a summary of Idaho Power's net income, net income attributable to IDACORP, and IDACORP's earnings per diluted share for the three months ended March 31, 2021 and 2020 (in thousands, except earnings per share amounts):

	Three months ended March 31,
	2021	2020
Idaho Power net income	$44,369	$36,776
Net income attributable to IDACORP, Inc.	$44,831	$37,490
Weighted average outstanding shares – diluted	50,580	50,527
IDACORP, Inc. earnings per diluted share	$0.89	$0.74

The table below provides a reconciliation of net income attributable to IDACORP for the three months ended March 31, 2021, from the same period in 2020 (items are in millions and are before related income tax impact unless otherwise noted).

	Three months ended
Net income attributable to IDACORP, Inc. - March 31, 2020		$37.5
Increase (decrease) in Idaho Power net income:
Customer growth, net of associated power supply costs and power cost adjustment mechanisms	3.7
Usage per retail customer, net of associated power supply costs and power cost adjustment mechanisms	(1.3)
Idaho fixed cost adjustment (FCA) revenues	0.1
Retail revenues per megawatt-hour (MWh), net of associated power supply costs and power cost adjustment mechanisms	(0.4)
Transmission wheeling-related revenues	4.1
Other operations and maintenance (O&M) expenses	4.2
Other changes in operating revenues and expenses, net	(0.8)
Increase in Idaho Power operating income	9.6
Non-operating income and expenses	(0.5)
Income tax expense	(1.5)
Total increase in Idaho Power net income		7.6
Other IDACORP changes (net of tax)		(0.3)
Net income attributable to IDACORP, Inc. - March 31, 2021		$44.8

IDACORP's net income increased $7.3 million for the first quarter of 2021 compared with the first quarter of 2020, primarily due to higher net income at Idaho Power. Customer growth increased operating income by $3.7 million in the first quarter of 2021 compared with the first quarter of 2020, as the number of Idaho Power customers grew by approximately 16,700, or 2.9 percent, during the twelve months ended March 31, 2021. Lower sales volumes on a per-customer basis decreased operating income by $1.3 million in the first quarter of 2021 compared with the first quarter of 2020, as lower usage per commercial customer was mostly offset by higher usage per residential customer. A decrease of 2 percent in usage per commercial customer in the first quarter of 2021 compared with the mostly pre-pandemic first quarter of 2020 was partly due to the negative impacts of COVID-19 on commercial customers' operations. Residential customers used more energy for heating due to colder weather in Idaho Power's service area, which contributed to a 1 percent increase in usage per residential customer in the first quarter of 2021 compared with the first quarter of 2020.

During the first quarter of 2021, transmission wheeling-related revenues increased $4.1 million compared with the first quarter of 2020 due to an increase in wheeling volumes and an increase in Idaho Power's open access transmission tariff (OATT) rates. Colder winter weather in the southwest United States increased wheeling volumes in the first quarter of 2021 compared with the first quarter of 2020. Also, Idaho Power's OATT rates were approximately 10 percent higher in the first quarter of 2021 compared with the first quarter of 2020.
Other O&M expenses were $4.2 million lower in the first quarter of 2021 compared with the first quarter of 2020, partially due to a difference in the timing of cloud seeding activities and cost savings initiatives at the jointly-owned coal plants. The decrease was also due to the October 2020 closure of Idaho Power's jointly-owned coal plant in Boardman, Oregon. A regulatory mechanism facilitating the recovery of costs related to the closure of the Boardman plant also reduced operating revenues by a corresponding amount in the first quarter of 2021 compared with the first quarter of 2020. In addition, COVID-19-related decreases in employee travel and training costs reduced other O&M expenses in the first quarter of 2021 compared with the first quarter of 2020.
The increase in income tax expense for the first quarter of 2021, compared with the first quarter of 2020, was primarily due to greater 2021 pre-tax income.

Overview of General Factors and Trends Affecting Results of Operations and Financial Condition

IDACORP's and Idaho Power's results of operations and financial condition are affected by a number of factors, and the impact of those factors is discussed in more detail below in this MD&A. To provide context for the discussion elsewhere in this report, some of the more notable factors are as follows:

•Regulation of Rates and Cost Recovery: The prices that Idaho Power is authorized to charge for its electric and transmission service is a critical factor in determining IDACORP's and Idaho Power's results of operations and financial condition. Those rates are established by state regulatory commissions and the FERC and are intended to allow Idaho Power an opportunity to recover its expenses and earn a reasonable return on investment. Idaho Power focuses on timely recovery of its costs through filings with its regulators, working to put in place innovative regulatory mechanisms, and on the prudent management of expenses and investments. Idaho Power has a regulatory settlement stipulation in Idaho that includes provisions for the accelerated amortization of certain tax credits to help achieve a minimum 9.4 percent Idaho-jurisdiction return on year-end equity (Idaho ROE). The settlement stipulation also provides for the potential sharing between Idaho Power and its Idaho customers of Idaho-jurisdictional earnings in excess of 10.0 percent of Idaho ROE. The settlement stipulation has no expiration date but the minimum Idaho ROE would revert back to 95 percent of the allowed return on equity in the next rate case. The specific terms of the settlement stipulation are described in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2020 Annual Report. Idaho Power will continue to assess the need to file a general rate case to reset base rates but does not anticipate filing a rate case in the next twelve months.

•Economic Conditions and Loads: Economic conditions impact consumer demand for energy, revenues, collectability of accounts, the volume of wholesale energy sales, and the need to construct and improve infrastructure, purchase power, and implement programs to meet customer load demands. In recent years, Idaho Power has seen growth in the number of customers in its service area. Over the twelve months ended March 31, 2021, Idaho Power's customer count grew by 2.9 percent. Idaho Power expects its number of customers to continue to increase in the foreseeable future. Idaho Power expects that existing and sustained future customer growth will require Idaho Power to continue to enhance its distribution and transmission system infrastructure, including the Boardman-to-Hemingway project. That growth may also result in the need for Idaho Power to procure other new sources of energy and capacity to serve growing loads and to maintain system reliability. Idaho Power is analyzing options for potential energy and capacity resource procurement, while at the same time working on its 2021 Integrated Resources Plan. As noted above, Idaho Power's provision of electricity to customers through its power supply, transmission, and distribution operations continues largely uninterrupted despite the COVID-19 pandemic, other than lower average usage by commercial customers since the pandemic began compared with their usage before the pandemic.

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

Further, as Idaho Power's hydropower facilities comprise over one-half of Idaho Power's nameplate generation capacity, precipitation levels impact the mix of Idaho Power's generation resources. When hydropower generation is reduced, Idaho Power must rely on more expensive generation sources and purchased power. When favorable hydropower generating conditions exist for Idaho Power, they also may exist for other Pacific Northwest hydropower facility operators, lowering regional wholesale market prices and impacting the revenue Idaho Power receives from wholesale energy sales. Much of the adverse or favorable impact of this volatility is addressed through the Idaho and Oregon power cost adjustment mechanisms. For 2021, Idaho Power expects generation from its hydropower resources to be in the range of 5.5 to 7.5 million MWh, compared with average total annual generation of approximately 7.7 million MWh over the last 30 years.

•Rate Base Growth and Infrastructure Investment: As noted above, the rates established by the IPUC and OPUC are determined with the intent to provide an opportunity for Idaho Power to recover authorized operating expenses and depreciation and earn a reasonable return on “rate base.” Rate base is generally determined by reference to the original cost (net of accumulated depreciation) of utility plant in service and certain other assets, subject to various adjustments for deferred taxes and other items. Over time, rate base is increased by additions to utility plant in service and reduced by depreciation and retirement of utility plant and write-offs as authorized by the IPUC and OPUC. Idaho Power is pursuing significant enhancements to its utility infrastructure in an effort to maintain system reliability, ensure an adequate supply of electricity, and to provide service to new customers, including major ongoing transmission projects such as the Boardman-to-Hemingway and Gateway West projects. Idaho Power's existing hydropower and thermal generation facilities also require continuing upgrades and equipment replacement, and the company is undertaking a significant relicensing effort for the Hells Canyon Complex (HCC), its largest hydropower generation resource. Idaho Power intends to pursue timely inclusion of any significant completed capital projects into rate base as part of a future general rate case or other appropriate regulatory proceeding.

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

•Regulatory and Environmental Compliance Costs: Idaho Power is subject to extensive federal and state laws, policies, and regulations, as well as regulatory actions and audits by agencies and quasi-governmental agencies, including the FERC, the North American Electric Reliability Corporation, and the Western Electricity Coordinating Council. Compliance with these requirements directly influences Idaho Power's operating environment and affects Idaho Power's operating costs. Recently, energy industry regulators have issued substantial penalties for utilities alleged to have violated reliability and critical infrastructure protection requirements. Moreover, environmental laws and regulations, in particular, may increase the cost of constructing new facilities, may increase the cost of operating generation plants, including Idaho Power's jointly-owned coal-fired generating plants, may require that Idaho Power install additional pollution control devices at existing generating plants, or may require that Idaho Power cease operating certain generation plants. Idaho Power expects to spend significant amounts on environmental compliance and controls in the next decade. Due to economic factors in part associated with the costs of compliance with environmental regulation, Idaho Power accelerated the retirement date of its jointly-owned coal-fired generating plant in Valmy, Nevada, ceasing operations at one unit in 2019, and Idaho Power is reviewing the retirement date for the other co-owned unit based on economics and reliability needs. In addition, Idaho Power's jointly-owned coal plant in Boardman, Oregon, ceased operations as planned in October 2020.

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

•Wildfire Mitigation Efforts: In recent years, in the western United States there has been an increasing trend in the degree of annual destruction from wildfires. A variety of factors have contributed in varying degrees to this trend including climate change, increased wildland-urban interfaces, historical land management practices, and overall wildland and forest health. While Idaho Power has not experienced the extent of catastrophic wildfires within its service area that have occurred in California, Oregon, and elsewhere in the western United States, Idaho Power is taking a proactive approach to wildfire threat relative to its service area. Idaho Power has drafted a Wildfire Mitigation Plan (WMP) that outlines actions Idaho Power is taking or is working to implement in the future to reduce wildfire risk and to strengthen the resiliency of its transmission and distribution system to wildfires. Idaho Power's approach to achieve these objectives includes identifying areas subject to elevated risk; system hardening programs, vegetation management, and field personnel practices to mitigate wildfire risk; incorporating current and forecasted weather and field conditions into operational practices; evaluating whether public safety power shutoffs are currently a reasonable mitigation approach; and evaluating the performance and effectiveness of the strategies identified in the WMP through metrics and monitoring. In January 2021, Idaho Power filed an application with the IPUC requesting authorization to defer, for future amortization, the Idaho jurisdictional share of actual incremental O&M expenses and depreciation expense of certain capital investments necessary to implement the WMP, including incremental insurance costs, among other things. The IPUC filing is described in more detail in Note 3 - "Regulatory Matters" to the consolidated financial statements in the 2020 Annual Report.

RESULTS OF OPERATIONS

This section of MD&A takes a closer look at the significant factors that affected IDACORP’s and Idaho Power’s earnings during the three months ended March 31, 2021. In this analysis, the results for the three months ended March 31, 2021, are compared with the same period in 2020.

The table below presents Idaho Power’s energy sales and supply (in thousands of MWh) for the three months ended March 31, 2021 and 2020.

	Three months ended March 31,
	2021	2020
Retail energy sales	3,369	3,319
Wholesale energy sales	121	183
Bundled energy sales	211	162
Total energy sales	3,701	3,664
Hydropower generation	1,426	1,606
Coal generation	537	462
Natural gas and other generation	641	638
Total system generation	2,604	2,706
Purchased power	1,397	1,222
Line losses	(300)	(264)
Total energy supply	3,701	3,664

Weather-related information for Boise, Idaho, for the three months ended March 31, 2021 and 2020, is presented in the table below. While Boise, Idaho, weather conditions are not necessarily representative of weather conditions throughout Idaho Power's service area, the greater Boise area has the majority of Idaho Power's customers and is included for illustrative purposes.

	Three months ended March 31,
	2021	2020	Normal (2)
Heating degree-days(1)	2,327	2,238	2,480
Cooling degree-days(1)	—	—	—
Precipitation (inches)	5.0	5.3	3.6
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

Sales Volume and Generation: Retail sales volumes increased 2 percent in the first quarter of 2021 compared with the same period in 2020, primarily due to a 2.9 percent growth in the number of Idaho Power's customers over the prior twelve months.

Total system generation decreased 4 percent in the first quarter of 2021 compared with the first quarter of 2020, due primarily to lower hydropower generation, offset partially by increased coal-fired generation. Hydropower generation during the first quarter of 2021 decreased 11 percent compared with the first quarter of 2020, due mostly to less precipitation in the Snake River basin. For 2021, Idaho Power expects generation from its hydropower resources to be in the range of 5.5 to 7.5 million MWh, compared with average total annual generation of approximately 7.7 million MWh over the last 30 years. During the first quarter of 2021, the lower hydropower generation and economic-, operational-, and reliability-based decisions led to a 16 percent increase in coal-fired generation compared with the first quarter of 2020.

Purchased power volumes increased 14 percent in the first quarter of 2021 compared with the first quarter of 2020, mostly due to an increase in purchases from the energy imbalance market implemented in the western United States (Western EIM) and additional purchases to meet load requirements. The financial impacts of fluctuations in wholesale energy sales, purchased power, fuel expense, and other power supply-related expenses are addressed in Idaho Power's Idaho and Oregon power cost adjustment mechanisms, which are described below in "Power Cost Adjustment Mechanisms."

Operating Revenues

Retail Revenues: The table below presents Idaho Power’s retail revenues (in thousands) and MWh sales volumes (in thousands) for the three months ended March 31, 2021 and 2020, and the number of customers as of March 31, 2021 and 2020.

	Three months ended March 31,
	2021	2020
Retail revenues:
Residential (includes $15,822 and $15,710, respectively, related to the FCA)(1)	$154,785	$144,887
Commercial (includes $482 and $484, respectively, related to the FCA)(1)	72,269	69,513
Industrial	45,430	42,760
Irrigation	1,086	1,375
Deferred revenue related to HCC relicensing AFUDC(2)	(2,119)	(2,119)
Total retail revenues	$271,451	$256,416
Volume of retail sales (MWh)
Residential	1,502	1,448
Commercial	1,003	1,005
Industrial	852	852
Irrigation	12	14
Total retail MWh sales	3,369	3,319
Number of retail customers at period end
Residential	495,096	480,166
Commercial	74,701	73,180
Industrial	127	126
Irrigation	21,624	21,407
Total customers	591,548	574,879
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

Retail revenues increased $15.0 million during the first quarter of 2021 compared with the same period in 2020. The factors affecting retail revenues during the period are discussed below.

•Rates: Average customer rates, excluding amounts related to the power cost adjustment mechanism, decreased retail revenues by $1.0 million for the three months ended March 31, 2021, compared with the same periods in 2020. Customer rates also include the collection from customers of amounts related to the power cost adjustment mechanism, which increased revenues by $11.1 million in the first quarter of 2021, compared with the same periods of 2020. The amount collected from customers in rates under the power cost adjustment mechanism has relatively little effect on operating income as a corresponding amount is recorded as expense in the same period it is collected through rates.
•Customers: Customer growth of 2.9 percent during the twelve months ended March 31, 2021, increased retail revenues by $5.1 million in the first quarter of 2021, compared with the same period of 2020.

Wholesale Energy Sales: Wholesale energy sales consist primarily of opportunistic sales of surplus system energy and sales into the Western EIM, and do not include derivative transactions. The table below presents Idaho Power’s wholesale energy sales for the three months ended March 31, 2021 and 2020 (in thousands, except for per MWh amounts).

	Three months ended March 31,
	2021	2020
Wholesale energy revenues	$6,259	$3,908
Wholesale volume in MWh sold	121	183
Average wholesale energy revenues per MWh	$51.73	$21.36

In the first quarter of 2021, wholesale energy revenues increased $2.4 million compared with the same period of 2020, primarily due to average wholesale energy prices more than doubling in the first quarter of 2021 compared with the first quarter of 2020. A February 2021 winter storm in the southwest U.S. resulted in increased wholesale energy prices during the first quarter of 2021 compared with the same period in 2020.

Transmission Wheeling-Related Revenues: Transmission wheeling-related revenues increased $4.1 million, or 40 percent, during the first quarter of 2021 compared with the first quarter of 2020, primarily due to an increase in wheeling volume and the approximate 10 percent increase in Idaho Power's OATT rate that went into effect in October 2020. Colder winter weather in the southwest U.S. increased wheeling volumes in the first quarter of 2021 compared with the first quarter of 2020.

Energy Efficiency Program Revenues: In both Idaho and Oregon, energy efficiency riders fund energy efficiency program expenditures. Expenditures funded through the riders are reported as an operating expense with an equal amount recorded in revenues, resulting in no net impact on earnings. The cumulative variance between expenditures and amounts collected through the rider is recorded as a regulatory asset or liability. A liability balance indicates that Idaho Power has collected more than it has spent and an asset balance indicates that Idaho Power has spent more than it has collected. At March 31, 2021, Idaho Power's energy efficiency rider balances were a $13.4 million regulatory asset in the Idaho jurisdiction and a $1.0 million regulatory asset in the Oregon jurisdiction.

Operating Expenses

Purchased Power: The table below presents Idaho Power’s purchased power expenses and volumes for the three months ended March 31, 2021 and 2020 (in thousands, except for per MWh amounts).

	Three months ended March 31,
	2021	2020
Expense
PURPA contracts	$43,057	$42,289
Other purchased power (including wheeling)	24,931	18,912
Total purchased power expense	$67,988	$61,201
MWh purchased
PURPA contracts	697	707
Other purchased power	700	515
Total MWh purchased	1,397	1,222
Average cost per MWh from PURPA contracts	$61.77	$59.81
Average cost per MWh from other sources	$35.62	$36.72
Weighted average - all sources	$48.67	$50.08

Purchased power expense increased $6.8 million, or 11 percent, during the first quarter of 2021 compared with the same period of 2020. The increase in purchased power expense was primarily due to a 36 percent increase in MWh purchased from sources other than PURPA contracts, mostly due to an increase in purchases from the Western EIM and additional purchases to meet load requirements.

Fuel Expense: The table below presents Idaho Power’s fuel expenses and thermal generation for the three months ended March 31, 2021 and 2020 (in thousands, except for per MWh amounts).

	Three months ended March 31,
	2021	2020
Expense
Coal	$16,935	$15,774
Natural gas	16,371	14,241
Total fuel expense	$33,306	$30,015
MWh generated
Coal	537	462
Natural gas	641	638
Total MWh generated	1,178	1,100
Average cost per MWh - Coal	$31.54	$34.14
Average cost per MWh - Natural gas	$25.54	$22.32
Weighted average, all sources	$28.27	$27.29

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

Fuel expense increased $3.3 million, or 11 percent, during the first quarter of 2021 compared with the same period of 2020. The increase for the first quarter of 2021 was primarily due to higher natural gas prices as regional natural gas supply was affected by February 2021 winter storms in the southwest U.S. In addition, during the first quarter of 2021, lower hydropower generation and economic-, operational-, and reliability-based decisions led to a 16 percent increase in coal-fired generation compared with the first quarter of 2020. The increase in fuel expense was partially offset by an 8 percent decrease in the average cost per MWh generated at Idaho Power's jointly-owned coal-fired plants.

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

The table that follows presents the components of the Idaho and Oregon power cost adjustment mechanisms for the three months ended March 31, 2021 and 2020 (in thousands).

	Three months ended March 31,
	2021	2020
Power supply cost accrual	$15,261	$10,957
Amortization of prior year authorized balances	(9,590)	(14,348)
Total power cost adjustment expense	$5,671	$(3,391)

The power supply accruals represent the portion of the power supply cost fluctuations accrued under the power cost adjustment mechanisms. When actual power supply costs are lower than the amount forecasted in power cost adjustment rates, which was the case for all periods presented, most of the difference is accrued as an increase to a regulatory liability or decrease to a regulatory asset. When actual power supply costs are higher than the amount forecasted in power cost adjustment rates, most of the difference is deferred as an increase to a regulatory asset or decrease to a regulatory liability. The amortization of the prior year’s balances represents the offset to the amounts being collected or refunded in the current power cost adjustment year that were deferred or accrued in the prior power cost adjustment year (the true-up component of the power cost adjustment mechanism).

Other O&M Expenses: Other O&M expenses decreased $4.2 million, or 5 percent, in the first quarter of 2021 compared with the first quarter of 2020, partially due to a difference in the timing of cloud seeding activities and cost-saving initiatives at the jointly-owned coal plants. The decrease was also due to the October 2020 closure of Idaho Power's jointly-owned coal plant in Boardman, Oregon. A regulatory mechanism facilitating the recovery of costs related to the closure of the Boardman plant also reduced operating revenues by a corresponding amount in the first quarter of 2021 compared with the first quarter of 2020. In addition, COVID-19-related decreases in employee travel and training costs reduced other O&M expenses in the first quarter of 2021 compared with the first quarter of 2020.

Income Taxes

IDACORP's and Idaho Power's income tax expense increased $1.2 million and $1.5 million, respectively, for the three months ended March 31, 2021, when compared with the same period in 2020, primarily due to greater pre-tax income. For information relating to IDACORP's and Idaho Power's computation of income tax expense effective income tax rates, see Note 2 - "Income Taxes" to the condensed consolidated financial statements included in this report.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Idaho Power has been pursuing significant enhancements to its utility infrastructure in an effort to ensure an adequate supply of electricity, to provide service to new customers, and to maintain system reliability. Idaho Power's existing hydropower and thermal generation facilities also require continuing upgrades and component replacement. Idaho Power anticipates these substantial capital expenditures will continue, with expected total capital expenditures of approximately $2.0 billion over the five-year period from 2021 (including expenditures incurred to-date in 2021) through 2025.

Idaho Power funds its liquidity needs for capital expenditures through cash flows from operations, debt offerings, commercial paper markets, credit facilities, and capital contributions from IDACORP. Idaho Power periodically files for rate adjustments for recovery of operating costs and capital investments to provide the opportunity to align Idaho Power's earned returns with those allowed by regulators. Idaho Power uses operating and capital budgets to control operating costs and capital expenditures. During the first three months of 2021, Idaho Power continued its efforts to optimize operations, control costs, and generate operating cash inflows to meet operating expenditures, contribute to capital expenditure requirements, and pay dividends to shareholders.

As of April 23, 2021, IDACORP's and Idaho Power's access to debt, equity, and credit arrangements included:

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

As of the date of this report, Idaho Power is uncertain how significantly the COVID-19 pandemic will ultimately impact Idaho Power's operations, results of operations, cash flows, financial condition, or capital resources. The net proceeds from the debt issuances in 2020 provided Idaho Power with additional liquidity should the financial impacts of the COVID-19 pandemic worsen in the coming months or be prolonged. Based on planned capital expenditures and other O&M expenses, the companies believe they will be able to meet capital and debt service requirements and fund corporate expenses during at least the next twelve months with a combination of existing cash, operating cash flows generated by Idaho Power's utility business, availability under existing credit facilities, and access to commercial paper and long-term debt markets.

IDACORP and Idaho Power seek to maintain capital structures of approximately 50 percent debt and 50 percent equity, and maintaining this ratio influences IDACORP's and Idaho Power's debt and equity issuance decisions. As of March 31, 2021, IDACORP's and Idaho Power's capital structures, as calculated for purposes of applicable debt covenants, were as follows:

	IDACORP	Idaho Power
Debt	44%	46%
Equity	56%	54%

IDACORP and Idaho Power generally maintain their cash and cash equivalents in highly liquid investments, such as U.S. Treasury Bills, money market funds, and bank deposits.

Operating Cash Flows

IDACORP’s and Idaho Power’s operating cash inflows for the three months ended March 31, 2021, were $84 million and $79 million, respectively, an increase of $50 million for IDACORP and an increase of $40 million for Idaho Power, compared with the same period in 2020. With the exception of cash flows related to income taxes, IDACORP's operating cash flows are principally derived from the operating cash flow of Idaho Power. Significant items that affected the comparability of the companies' operating cash flows in the first three months of 2021 compared with the same period in 2020 were as follows:

•increased net income;
•changes in regulatory assets and liabilities, mostly related to the relative amounts of costs deferred and collected under the Idaho PCA mechanism, increased operating cash flows by $13 million;
•changes in contributions to pension and postretirement benefit plans increased operating cash flows by $11 million; changes in contributions from year to year are mostly due to timing of cash needs; and
•changes in working capital balances due primarily to timing, including fluctuations in accounts receivable, accounts payable, and other current assets, as follows:
◦timing of collections of accounts receivable balances decreased operating cash flows by $9 million for IDACORP and $10 million for Idaho Power;
◦timing of accounts payable payments increased operating cash flows by $7 million for IDACORP and for Idaho Power; and
◦the changes in other current assets increased operating cash flows by $18 million for IDACORP and Idaho Power, which was primarily due to fluctuations in accrued unbilled revenues and the timing of prepayments.

Investing Cash Flows

Investing activities consist primarily of capital expenditures related to new construction and improvements to Idaho Power’s generation, transmission, and distribution facilities. IDACORP’s and Idaho Power’s net investing cash outflows for the three months ended March 31, 2021, were $79 million and $74 million, respectively. Investing cash outflows for 2021 and 2020 were primarily for construction of utility infrastructure needed to address Idaho Power’s aging plant and equipment, customer growth, and environmental and regulatory compliance requirements. During the first quarter of 2021, IDACORP's investing cash inflows and outflows also included $25 million of proceeds from maturities of short-term investments and $25 million of purchases of short-term investments, respectively.

Financing Cash Flows

Financing activities provide supplemental cash for both day-to-day operations and capital requirements, as needed. Idaho Power funds liquidity needs for capital investment, working capital, managing commodity price risk, and other financial commitments through cash flows from operations, debt offerings, commercial paper markets, credit facilities, and capital contributions from IDACORP. IDACORP funds its cash requirements, such as payment of taxes, capital contributions to Idaho Power, and non-utility expenses allocated to IDACORP, through cash flows from operations, commercial paper markets, sales of common stock, and credit facilities. IDACORP's and Idaho Power's net financing cash outflows for the three months ended March 31, 2021, were $39 million and $36 million, respectively. In the first three months of 2021, IDACORP and Idaho Power paid dividends of approximately $36 million.

Financing Programs and Available Liquidity

IDACORP Equity Programs: IDACORP has no current plans to issue equity securities other than under its equity compensation plans during 2021.

Idaho Power First Mortgage Bonds: Idaho Power's issuance of long-term indebtedness is subject to the approval of the IPUC, OPUC, and Wyoming Public Service Commission (WPSC). In April and May 2019, Idaho Power received orders from the IPUC, OPUC, and WPSC authorizing the company to issue and sell from time to time up to $500 million in aggregate principal amount of debt securities and first mortgage bonds, subject to conditions specified in the orders. Following the April 2020 issuance of Series K medium-term notes and the June 2020 issuance of Series L medium-term notes described in the 2020 Annual Report, in Part II, Item 7 - "MD&A - Liquidity and Capital Resources," $190 million of debt securities remains available for issuance under the orders. Authority from the IPUC is effective through May 31, 2022, subject to extension upon request to the IPUC. The OPUC’s and WPSC’s orders do not impose a time limitation for issuances, but the OPUC order does impose a number of other conditions, including a requirement that the interest rates for the debt securities or first mortgage bonds fall within either (a) designated spreads over comparable U.S. Treasury rates or (b) a maximum all-in interest rate limit of seven percent.

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

The Indenture limits the amount of first mortgage bonds at any one time outstanding to $2.5 billion, and as a result, the maximum amount of additional first mortgage bonds Idaho Power could issue as of March 31, 2021, was limited to approximately $534 million. Idaho Power may increase the $2.5 billion limit on the maximum amount of first mortgage bonds outstanding by filing a supplemental indenture with the trustee as provided in the Indenture of Mortgage and Deed of Trust. Separately, the Indenture also limits the amount of additional first mortgage bonds that Idaho Power may issue to the sum of (a) the principal amount of retired first mortgage bonds and (b) 60 percent of total unfunded property additions, as defined in the

Indenture. As of March 31, 2021, Idaho Power could issue approximately $1.8 billion of additional first mortgage bonds based on retired first mortgage bonds and total unfunded property additions.

IDACORP and Idaho Power Credit Facilities: In December 2019, IDACORP and Idaho Power entered into amendments to credit agreements for $100 million and $300 million credit facilities, respectively, replacing prior-credit agreements. Each of the credit facilities may be used for general corporate purposes and commercial paper back-up. IDACORP's facility permits borrowings under a revolving line of credit of up to $100 million at any one time outstanding, including swingline loans not to exceed $10 million at any one time and letters of credit not to exceed $50 million at any one time. IDACORP's facility may be increased, subject to specified conditions, to $150 million. Idaho Power's facility permits borrowings through the issuance of loans and standby letters of credit of up to $300 million at any one time outstanding, including swingline loans not to exceed $30 million at any one time and letters of credit not to exceed $50 million at any one time outstanding. Idaho Power's facility may be increased, subject to specified conditions, to $450 million. The credit facilities currently provide for a maturity date of December 6, 2024, though IDACORP and Idaho Power may request up to two-one-year extensions of the credit agreements, subject to certain conditions. Other terms and conditions of the credit facilities are described in the 2020 Annual Report, in Part II, Item 7 - "MD&A - Liquidity and Capital Resources."

Each facility contains a covenant requiring each company to maintain a leverage ratio of consolidated indebtedness to consolidated total capitalization equal to or less than 65 percent as of the end of each fiscal quarter. In determining the leverage ratio, "consolidated indebtedness" broadly includes all indebtedness of the respective borrower and its subsidiaries, including, in some instances, indebtedness evidenced by certain hybrid securities (as defined in the credit agreement). "Consolidated total capitalization" is calculated as the sum of all consolidated indebtedness, consolidated stockholders' equity of the borrower and its subsidiaries, and the aggregate value of outstanding hybrid securities. At March 31, 2021, the leverage ratios for IDACORP and Idaho Power were 44 percent and 46 percent, respectively. IDACORP's and Idaho Power's ability to utilize the credit facilities is conditioned upon their continued compliance with the leverage ratio covenants included in the credit facilities. There are additional covenants, subject to exceptions, that prohibit certain mergers, acquisitions, and investments, restrict the creation of certain liens, and prohibit entering into any agreements restricting dividend payments from any material subsidiary.

At March 31, 2021, IDACORP and Idaho Power believed they were in compliance with all facility covenants. Further, IDACORP and Idaho Power do not anticipate they will be in violation or breach of their respective debt covenants during 2021.

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

Available Short-Term Borrowing Liquidity

The table below outlines available short-term borrowing liquidity as of the dates specified (in thousands).

	March 31, 2021		December 31, 2020
	IDACORP(2)	Idaho Power	IDACORP(2)	Idaho Power
Revolving credit facility	$100,000	$300,000	$100,000	$300,000
Commercial paper outstanding	—	—	—	—
Identified for other use(1)	—	(24,245)	—	(24,245)
Net balance available	$100,000	$275,755	$100,000	$275,755
(1) Port of Morrow and American Falls bonds that Idaho Power could be required to purchase prior to maturity under the optional or mandatory purchase provisions of the bonds, if the remarketing agent for the bonds is unable to sell the bonds to third parties.
(2) Holding company only.

On April 23, 2021, IDACORP had no loans outstanding under its credit facilities and had no commercial paper outstanding. Idaho Power had no loans outstanding under its credit facilities and no commercial paper outstanding. During the three months ended March 31, 2021, IDACORP and Idaho Power borrowed no short-term commercial paper.

Impact of Credit Ratings on Liquidity and Collateral Obligations

IDACORP’s and Idaho Power’s access to capital markets, including the commercial paper market, and their respective financing costs in those markets, depend in part on their respective credit ratings. There have been no changes to IDACORP's or Idaho Power's ratings or ratings outlook by Standard & Poor’s Ratings Services or Moody’s Investors Service from those included in the 2020 Annual Report. However, any rating can be revised upward or downward or withdrawn at any time by a rating agency if it decides that the circumstances warrant the change.

Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties. As of March 31, 2021, Idaho Power had posted $0.8 million cash performance assurance collateral related to these contracts. Should Idaho Power experience a reduction in its credit rating on its unsecured debt to below investment grade, Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral, and counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions. Based upon Idaho Power’s current energy and fuel portfolio and market conditions as of March 31, 2021, the amount of additional collateral that could be requested upon a downgrade to below investment grade is approximately $8.2 million. To minimize capital requirements, Idaho Power actively monitors its portfolio exposure and the potential exposure to additional requests for performance assurance collateral through sensitivity analysis.

Capital Requirements

Idaho Power's construction expenditures, excluding AFUDC, were $74 million during the three months ended March 31, 2021. The cash expenditure amount excludes net costs of removing assets from service. The table below presents Idaho Power's estimated accrual-basis additions to electric plant for 2021 (including amounts incurred to-date) through 2025 (in millions of dollars). The amounts in the table exclude AFUDC but include net costs of removing assets from service that Idaho Power expects would be eligible to include in rate base in future rate case proceedings. However, given the uncertainty associated with the timing of infrastructure projects and associated expenditures, actual expenditures and their timing could deviate substantially from those set forth in the table.

	2021	2022	2023-2025
Expected capital expenditures (excluding AFUDC)	$320-$330	$340-$350	$1,250-$1,350

Major Infrastructure Projects: Idaho Power is engaged in the development of a number of significant projects and has entered into arrangements with third parties concerning joint infrastructure development. The discussion below provides a summary of developments in certain of those projects since the discussion of these matters included in Part II, Item 7 - "MD&A - Capital Requirements" in the 2020 Annual Report. The discussion below should be read in conjunction with that report.

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

Approximately $116 million, including AFUDC, has been expended on the Boardman-to-Hemingway project through March 31, 2021. Pursuant to the terms of the joint funding arrangements, Idaho Power has received $76 million in reimbursement as of March 31, 2021, from project co-participants for their share of costs. As of the date of this report, no material co-participant reimbursements are outstanding. Joint permitting participants are obligated to reimburse Idaho Power for their share of any future project permitting expenditures or agreed upon early construction expenditures incurred by Idaho Power under the terms of the joint funding agreement.

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

As the current joint funding agreement covers primarily permitting activities, which are nearing completion, Idaho Power and its co-participants are exploring several scenarios of ownership, asset, and service arrangements aimed at maximizing the value of the project to each of the co-participants' customers. One such scenario could include Idaho Power acquiring BPA’s ownership share and providing long-term transmission service to BPA in lieu of BPA ownership. Under the current joint funding agreement, Idaho Power has an approximate 21 percent interest, BPA has an approximate 24 percent interest, and PacifiCorp has an approximate 55 percent interest in the permitting phase. The participants continue to engage in preliminary discussions regarding the ownership structure during the design and construction phases and thereafter, and any changes would be addressed through amended or new funding agreements for the future phases of the project.

Gateway West Transmission Line: Idaho Power and PacifiCorp are pursuing the joint development of the Gateway West project, a high-voltage transmission lines project between a substation located near Douglas, Wyoming, and the Hemingway substation located near Boise, Idaho. In January 2012, Idaho Power and PacifiCorp entered a joint funding agreement for permitting of the project. Idaho Power has expended approximately $45 million, including Idaho Power's AFUDC, for its share of the permitting phase of the project through March 31, 2021. As of the date of this report, Idaho Power estimates the total cost for its share of the project (including both permitting and construction) to be between $250 million and $450 million, including AFUDC. Idaho Power's estimated share of ongoing expenditures for the permitting phase of the project (excluding AFUDC) is included in the capital requirements table above. Idaho Power's share of potential early construction costs are excluded from the capital requirements table above because the timing of construction of Idaho Power's portion of the project is uncertain. Idaho Power and PacifiCorp continue to coordinate the timing of next steps to best meet customer and system needs.

Defined Benefit Pension Plan Contributions

Idaho Power's minimum required contribution to be made to its defined benefit pension plan during 2021 is estimated to be $4 million. Idaho Power contributed $10 million to the plan in April 2021. Depending on market conditions and cash flows, including any effects of the COVID-19 pandemic during the remainder of 2021, Idaho Power is considering contributing up to an additional $30 million to the pension plan. Idaho Power's contributions are made in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions and to mitigate the cost of being in an underfunded position. The primary impact of pension contributions is on the timing of cash flows, as the timing of cost recovery lags behind contributions.

In March 2021, the American Rescue Plan Act of 2021 was signed into law, which included changes to the funding rules for single employer pension plans. The minimum funding requirements have been lowered by revising liability discount rates and by lengthening the period over which unfunded liabilities must be amortized. Idaho Power is evaluating the potential impacts of the American Rescue Plan, but as of the date of this report does not believe it will materially affect Idaho Power's near-term pension contribution plans.

Contractual Obligations

During the three months ended March 31, 2021, IDACORP's and Idaho Power's contractual obligations, outside the ordinary course of business, did not change materially from the amounts disclosed in the 2020 Annual Report, except that Idaho Power entered into two new long-term transmission purchase agreements, which increased Idaho Power's contractual purchase obligations by approximately $16 million over the 5-year terms of the contracts, and one new replacement contract for an expiring power purchase agreement a PURPA-qualifying hydropower facility, which increased Idaho Power's contractual purchase obligations by approximately $15 million over the 20-year term of the contract.

Off-Balance Sheet Arrangements

IDACORP's and Idaho Power's off-balance sheet arrangements have not changed materially from those reported in MD&A in the 2020 Annual Report.

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

The outcomes of significant proceedings are described in part in this report and further in the 2020 Annual Report. In addition to the discussion below, which includes notable regulatory developments since the discussion of these matters in the 2020 Annual Report, refer to Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report for additional information relating to Idaho Power's regulatory matters and recent regulatory filings and orders.

Notable Pending Retail Rate Changes During 2021

During 2021, Idaho Power filed rate change applications in notable regulatory matters summarized in the table below.

Description	Status	Estimated Annual Rate Impact(1)	Notes
Power Cost Adjustment Mechanism - Idaho	Filed April 15, 2021; Pending	$39.1 million PCA increase for the period from June 1, 2021, to May 31, 2022	The income statement impact of revenue changes associated with the Idaho PCA mechanism is largely offset by associated increases and decreases in actual power supply costs and amortization of deferred power supply costs. The rate increase reflects a forecasted reduction in low-cost hydroelectric generation as well as higher costs associated with PURPA. The net increase in PCA revenues also reflects a smaller credit to customers through the true-up component.
Fixed Cost Adjustment Mechanism - Idaho	Filed March 15, 2021; Pending	$2.8 million FCA increase for the period from June 1, 2021, to May 31, 2022	The FCA is designed to remove a portion of Idaho Power’s financial disincentive to invest in energy efficiency programs by partially separating (or decoupling) the recovery of fixed costs from the volumetric kilowatt-hour charge and instead linking it to a set amount per customer.
(1) The annual amount collected in rates is typically not recovered on a straight-line basis (i.e., 1/12th per month), and is instead recovered in proportion to retail sales volumes.

Idaho Earnings Support and Sharing from Idaho Settlement Stipulation

A May 2018 Idaho settlement stipulation related to tax reform (May 2018 Idaho Tax Reform Settlement Stipulation) is described in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2020 Annual Report. IDACORP and Idaho Power believe that the terms allowing additional amortization of accumulated deferred investment tax credits (ADITC) in the settlement stipulations provide the companies with a greater degree of earnings stability than would be possible without the terms of the stipulations in effect.

Based on its estimate of full-year 2021 Idaho ROE, in the first quarter of 2021, Idaho Power recorded no additional ADITC amortization or provision against current revenues for sharing of earnings with customers for 2021 under the May 2018 Idaho Tax Reform Settlement Stipulation. Accordingly, at March 31, 2021, the full $45 million of additional ADITC remained available for future use. Idaho Power also recorded no additional ADITC amortization or provision against revenues for sharing of earnings with customers during the first quarter of 2020, based on its then-current estimate of full-year 2020 Idaho ROE.

Change in Deferred (Accrued) Net Power Supply Costs and the Power Cost Adjustment Mechanisms

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

The following table summarizes the change in deferred (accrued) net power supply costs during the three months ended March 31, 2021 (in millions).

	Idaho	Oregon	Total
Deferred (accrued) net power supply costs at December 31, 2020	$(14.7)	$(0.3)	$(15.0)
Current period net power supply costs deferred (accrued)	(15.3)	—	(15.3)
Prior amounts refunded through rates	9.6	—	9.6
SO2 allowance and renewable energy certificate sales	(2.6)	(0.1)	(2.7)
Interest and other	0.7	—	0.7
Deferred (accrued) net power supply costs at March 31, 2021	$(22.3)	$(0.4)	$(22.7)

2019 Integrated Resource Plan

Idaho Power filed its most recent Integrated Resource Plan (IRP) with the IPUC and OPUC in June 2019 and filed an amended 2019 IRP with additional information and modeling results in January 2020, as described in Part 1, Item 1 - "Resource Planning and Renewable Energy Projects" in the 2020 Annual Report. In March 2021 and April 2021, the IPUC and OPUC, respectively, acknowledged the second amended 2019 IRP. Also in March 2021, in response to Idaho Power's request to delay filing the 2021 IRP beyond the typical end-of-June deadline, the IPUC directed Idaho Power to file a separate petition to request an extension to its 2021 filing deadline to provide interested parties with an opportunity to comment on the request.

Renewable and Other Energy Contracts

Idaho Power has contracts for the purchase of electricity produced by third-party owned generation facilities, most of which produce energy with the use of renewable generation sources such as wind, solar, biomass, small hydropower, and geothermal. The majority of these contracts are entered into as mandatory purchases under PURPA. As of March 31, 2021, Idaho Power had contracts to purchase energy from 129 online PURPA projects. An additional three contracts are with online non-PURPA projects, including the Elkhorn Valley wind project with a 101-MW nameplate capacity.

The following table sets forth, as of March 31, 2021, the resource type and nameplate capacity of Idaho Power's signed agreements for power purchases from PURPA and non-PURPA generating facilities. These agreements have original contract terms ranging from one to 35 years.

Resource Type	On-line megawatts (MW)	Under Contract but not yet On-line (MW)	Total Projects under Contract (MW)
PURPA:
Wind	627	—	627
Solar	316	3	319
Hydropower	149	1	150
Other	44	—	44
Total	1,136	4	1,140
Non-PURPA:
Wind	101	—	101
Geothermal	35	—	35
Solar	—	120	120
Total	136	120	256

The projects not yet online include one PURPA-qualifying facility hydropower project that is scheduled to be online later this year and one PURPA-qualifying facility solar project scheduled to be on-line in 2022. The non-PURPA solar project is scheduled to be online in 2022.

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

Customer-Owned Generation Filings

Customer-owned generation allows customers to install solar panels or other on-site energy-generating resources and connect them to Idaho Power’s grid. If a customer requires more energy than its system generates, it utilizes energy supplied by Idaho Power’s grid. If a customer's system generates more energy than the customer uses, the energy goes back to the grid and Idaho Power applies a corresponding kWh credit to the customer’s bill. Idaho Power has filed various cases with the IPUC related to customer generation as described in Part II, Item 7 - "Regulatory Matters" in the 2020 Annual Report. In March 2021, the IPUC issued an order approving Idaho Power's application as filed that establishes a smart inverter requirement for all new on-site energy-generating resources interconnected to the company's system, among other things.

Relicensing of Hydropower Projects

HCC Relicensing: In connection with Idaho Power's efforts to relicense the HCC, Idaho Power's largest hydropower complex and a major relicensing effort, as described in more detail in the 2020 Annual Report in Part II, Item 7 - "Regulatory Matters," Idaho Power filed water quality certification applications, required under Section 401 of the Clean Water Act (CWA), with the states of Idaho and Oregon requesting that each state certify that any discharges from the project comply with applicable state water quality standards. Idaho Power continues to work with the states to identify measures that will provide reasonable assurance that discharges from the HCC will adequately address applicable water quality standards.

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

In July 2020, Idaho Power submitted to the FERC its supplement to the final license application that incorporated the settlement agreement reached between Idaho and Oregon on the CWA Section 401 certifications, and provided feedback on proposed modification of the 2007 final environmental impact statement for the HCC. The July 2020 filing also contained an updated cost analysis of the HCC and a request for the FERC to issue a 50-year license and initiate a supplemental National Environmental Policy Act (NEPA) process at the FERC. Idaho Power prepared draft biological assessments in consultation with the U.S. Fish and Wildlife Service (USFWS) and the National Marine Fisheries Service (NMFS) and filed those with the FERC in October 2020. The draft biological assessments provide information to the USFWS and the NMFS that is necessary to issue their biological opinion as required under the Endangered Species Act (ESA). In December 2020, FERC staff issued six requests for additional information from Idaho Power to help with the analysis and baseline for the project moving forward. Idaho Power has responded to five of the six requests as of the date of this report and plans to respond to the remaining request by June 2021. Once FERC has the additional information, Idaho Power expects it to decide what, if any, additional environmental analysis is necessary to issue a license. Idaho Power expects the FERC will also initiate formal ESA consultation with the USFWS and the NMFS. The FERC could issue an HCC license as early as 2022, but as of the date of this report, Idaho Power believes issuance is more likely in 2023 or thereafter.

Costs for the relicensing of Idaho Power's hydropower projects are recorded in construction work in progress until new multi-year licenses are issued by the FERC, at which time the charges are transferred to electric plant in service. Idaho Power expects to seek recovery of relicensing costs and costs related to a new long-term license through the regulatory process. Relicensing costs of $365 million (including AFUDC) for the HCC were included in construction work in progress at

March 31, 2021. As of the date of this report, the IPUC authorizes Idaho Power to include in its Idaho jurisdiction rates $8.8 million of AFUDC annually relating to the HCC relicensing project. Collecting these amounts currently will reduce future collections when HCC relicensing costs are approved for recovery in base rates. As of March 31, 2021, Idaho Power's regulatory liability for collection of AFUDC relating to the HCC was approximately $174 million.

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

ENVIRONMENTAL MATTERS

Overview

Idaho Power is subject to a broad range of federal, state, regional, and local laws and regulations designed to protect, restore, and enhance the environment, including the Clean Air Act, the CWA, the Resource Conservation and Recovery Act, the Toxic Substances Control Act, the Comprehensive Environmental Response, Compensation and Liability Act, and the ESA, among other laws. These laws are administered by various federal, state, and local agencies. In addition to imposing continuing compliance obligations and associated costs, these laws and regulations provide authority to regulators to levy substantial penalties for noncompliance, injunctive relief, and other sanctions. Idaho Power's two jointly-owned coal-fired power plants and three wholly-owned natural gas-fired combustion turbine power plants are subject to many of these regulations. Idaho Power's 17 hydropower projects are also subject to numerous water discharge standards and other environmental requirements.

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

Current and future environmental laws and regulations may increase the cost of operating fossil fuel-fired generation plants and constructing new generation and transmission facilities, in large part through the substantial cost of permitting activities and the required installation of additional pollution control devices. In many parts of the United States, some higher-cost, high-emission coal-fired plants have ceased operation or the plant owners have announced a near-term cessation of operation, as the cost of compliance makes the plants uneconomical to operate. Beyond increasing costs generally, these environmental laws and regulations could affect IDACORP's and Idaho Power's results of operations and financial condition if the costs associated with these environmental requirements and early plant retirements and new replacement resource costs cannot be fully recovered in rates on a timely basis. Part I - "Business - Environmental Regulation and Costs" in the 2020 Annual Report, includes a summary of Idaho Power's expected capital and operating expenditures for environmental matters during the period from 2021 to 2023. Given the uncertainty of future environmental regulations, Idaho Power is unable to predict its environmental-related expenditures and infrastructure investments beyond that time, though they could be substantial.

A summary of notable environmental matters impacting, or expected to potentially impact, IDACORP and Idaho Power is included in Part II, Item 7 - "MD&A - Environmental Issues" and "MD&A - Liquidity and Capital Resources - Capital Requirements - Environmental Regulation Costs" in the 2020 Annual Report.

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

IDACORP’s and Idaho Power’s critical accounting policies are reviewed by the audit committees of the boards of directors. These policies have not changed materially from the discussion of those policies included under "Critical Accounting Policies and Estimates" in the 2020 Annual Report.

Recently Issued Accounting Pronouncements

There have been no recently issued accounting pronouncements that have had or are expected to have a material impact on IDACORP's or Idaho Power's financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IDACORP is exposed to market risks, including changes in interest rates, changes in commodity prices, credit risk, and equity price risk. The following discussion summarizes material changes in these risks since December 31, 2020, and the financial instruments, derivative instruments, and derivative commodity instruments sensitive to changes in interest rates, commodity prices, and equity prices that were held at March 31, 2021. IDACORP has not entered into any of these market-risk-sensitive instruments for trading purposes.

Interest Rate Risk

IDACORP manages interest expense and short- and long-term liquidity through a combination of fixed rate and variable rate debt. Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly-rated financial institutions may be used to achieve the desired combination.

Variable Rate Debt: As of March 31, 2021, IDACORP had no net variable rate debt, as the carrying value of short-term investments exceeded the carrying value of outstanding variable rate debt.

Fixed Rate Debt: As of March 31, 2021, IDACORP had $2.0 billion in fixed rate debt, with a fair market value of approximately $2.2 billion. These instruments are fixed rate and, therefore, do not expose the companies to a loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $221 million if market interest rates were to decline by one percentage point from their March 31, 2021 levels.

Commodity Price Risk

IDACORP's exposure to changes in commodity prices is related to Idaho Power's ongoing utility operations that produce electricity to meet the demand of its retail electric customers. These changes in commodity prices are mitigated in large part by Idaho Power's Idaho and Oregon power cost adjustment mechanisms. To supplement its generation resources and balance its supply of power with the demand of its retail customers, Idaho Power participates in the wholesale marketplace. IDACORP's commodity price risk as of March 31, 2021, had not changed materially from that reported in Item 7A of IDACORP's Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Annual Report). Information regarding Idaho Power’s use of derivative instruments to manage commodity price risk can be found in Note 10 - "Derivative Financial Instruments" to the condensed consolidated financial statements included in this report.

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

The use of performance assurance collateral in the form of cash, letters of credit, or guarantees is common industry practice. Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties. As of March 31, 2021, Idaho Power had posted $0.8 million performance assurance collateral related to these contracts. Should Idaho Power experience a reduction in its credit rating on Idaho Power's unsecured debt to below investment grade Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral. Counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions. Based upon Idaho Power's energy and fuel portfolio and market conditions as of March 31, 2021, the amount of collateral that could be requested upon a downgrade to below investment grade was approximately $8.2 million. To minimize capital requirements, Idaho Power actively monitors the portfolio exposure and the potential exposure to additional requests for performance assurance collateral calls through sensitivity analysis.

IDACORP's credit risk related to uncollectible accounts, net of amounts reserved, as of March 31, 2021, had not changed materially from that reported in Item 7A of the 2020 Annual Report, except as disclosed in Note 4 - "Revenues" to the condensed consolidated financial statements included in this report. Additional information regarding Idaho Power’s management of credit risk and credit contingent features can be found in Note 10 - "Derivative Financial Instruments" to the condensed consolidated financial statements included in this report.

Equity Price Risk

IDACORP is exposed to price fluctuations in equity markets, primarily through Idaho Power's defined benefit pension plan assets, a mine reclamation trust fund owned by an equity-method investment of Idaho Power, and other equity security investments at Idaho Power. The equity securities held by the pension plan and in such accounts are diversified to achieve broad market participation and reduce the impact of any single investment, sector, or geographic region. Idaho Power has established asset allocation targets for the pension plan holdings, which are described in Note 10 - "Benefit Plans" to the consolidated financial statements included in the 2020 Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

IDACORP: The Chief Executive Officer and the Chief Financial Officer of IDACORP, based on their evaluation of IDACORP’s disclosure controls and procedures (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (Exchange Act)) as of March 31, 2021, have concluded that IDACORP’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective as of that date.

Idaho Power: The Chief Executive Officer and the Chief Financial Officer of Idaho Power, based on their evaluation of Idaho Power’s disclosure controls and procedures (pursuant to Rule 13a-15(b) of the Exchange Act) as of March 31, 2021, have concluded that Idaho Power’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective as of that date.

Changes in Internal Control over Financial Reporting

There have been no changes in IDACORP's or Idaho Power's internal control over financial reporting during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, IDACORP's or Idaho Power's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

The factors discussed in Part I - Item 1A - "Risk Factors" in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2020, could materially affect IDACORP’s and Idaho Power's business, financial condition, or future results. In addition to those risk factors and other risks discussed in this report, see "Cautionary Note Regarding Forward-Looking Statements" in this report for additional factors that could have a significant impact on IDACORP's or Idaho Power's operations, results of operations, or financial condition and could cause actual results to differ materially from those anticipated in forward-looking statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Restrictions on Dividends

See Note 5 - "Common Stock" to the condensed consolidated financial statements included in this report for a description of restrictions on IDACORP's and Idaho Power's payment of dividends.

Issuer Purchases of Equity Securities

IDACORP did not repurchase any shares of its common stock during the quarter ended March 31, 2021.

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

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed or furnished, as applicable, with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2021:

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

IDACORP, INC.
(Registrant)

Date:	April 29, 2021	By:	/s/ Lisa A. Grow
Lisa A. Grow
President and Chief Executive Officer

Date:	April 29, 2021	By:	/s/ Steven R. Keen
Steven R. Keen
Senior Vice President and Chief Financial Officer

IDAHO POWER COMPANY
(Registrant)

Date:	April 29, 2021	By:	/s/ Lisa A. Grow
Lisa A. Grow
President and Chief Executive Officer

Date:	April 29, 2021	By:	/s/ Steven R. Keen
Steven R. Keen
Senior Vice President and Chief Financial Officer