Form 10-Q
period 2021-09-30
IDACORP INC; IDAHO POWER CO
filed 2021-10-28
CIK 1057877, 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from __________ to __________
	Exact name of registrants as specified	I.R.S. Employer
Commission File	in their charters, address of principal	Identification
Number	executive offices, zip code and telephone number	Number
1-14465	IDACORP, Inc.	82-0505802
1-3198	Idaho Power Company	82-0130980

1221 W. Idaho Street
Boise,	Idaho	83702-5627
(208)	388-2200

State of Incorporation:	Idaho

None
Former name, former address and former fiscal year, if changed since last report.

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	IDA	New York Stock Exchange

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

Indicate by check mark whether the registrants have submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit such files).
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).
IDACORP, Inc.: Yes ☐ No X       Idaho Power Company: Yes ☐ No X

Number of shares of common stock outstanding as of October 22, 2021:
IDACORP, Inc.:        50,516,479
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

COMMONLY USED TERMS

The following select abbreviations, terms, or acronyms are commonly used or found in multiple locations in this report:

2020 Annual Report	-	IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2020
ADITC	-	Accumulated Deferred Investment Tax Credits
AFUDC	-	Allowance for Funds Used During Construction
AOCI	-	Accumulated Other Comprehensive Income
BCC	-	Bridger Coal Company, a joint venture of IERCo
BLM	-	U.S. Bureau of Land Management
CWA	-	Clean Water Act
FCA	-	Fixed Cost Adjustment
FERC	-	Federal Energy Regulatory Commission
HCC	-	Hells Canyon Complex
IDACORP	-	IDACORP, Inc., an Idaho corporation
Idaho Power	-	Idaho Power Company, an Idaho corporation
Idaho ROE	-	Idaho-jurisdiction return on year-end equity
Ida-West	-	Ida-West Energy, a subsidiary of IDACORP, Inc.
IERCo	-	Idaho Energy Resources Co., a subsidiary of Idaho Power Company
IFS	-	IDACORP Financial Services, a subsidiary of IDACORP, Inc.
IPUC	-	Idaho Public Utilities Commission
IRP	-	Integrated Resource Plan
Jim Bridger plant	-	Jim Bridger generating plant
MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MW	-	Megawatt
MWh	-	Megawatt-hour
O&M	-	Operations and Maintenance
OATT	-	Open Access Transmission Tariff
OPUC	-	Public Utility Commission of Oregon
PCA	-	Idaho-Jurisdiction Power Cost Adjustment
PURPA	-	Public Utility Regulatory Policies Act of 1978
SEC	-	U.S. Securities and Exchange Commission
SMSP	-	Security Plan for Senior Management Employees
Valmy	-	Idaho Power's jointly-owned coal-fired generating plant in Valmy, Nevada
Western EIM	-	Energy imbalance market in the western United States
WMP	-	Wildfire Mitigation Plan
WPSC	-	Wyoming Public Service Commission

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
•the impacts of the COVID-19 pandemic, including COVID-19 variants and vaccine or alternative testing mandates, on the global and regional economy and on Idaho Power's employees, customers, contractors, and suppliers, including on loads and revenues, uncollectible accounts, transmission revenues, and other aspects of the companies' business;
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
•acts or threats of terrorist incidents, acts of war, social unrest, cyber or physical security attacks, and other malicious acts, the companies' failure to secure data or to comply with privacy laws or regulations, and the disruption or damage to the companies' business, operations, financial condition, or reputation that may result from such events;
•the expense and risks associated with capital expenditures for, and the permitting and construction of, utility infrastructure that Idaho Power may be unable to complete or that may not be deemed prudent by regulators for cost recovery or a return on investment;
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
•the inability to timely obtain and the cost of obtaining and complying with required governmental permits and approvals, licenses, rights-of-way, and siting for transmission and generation projects and hydropower facilities;
•failure to comply with mandatory reliability and cyber and physical security requirements, which may result in penalties, reputational harm, and operational changes;
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

IDACORP, Inc.
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Operating Revenues:
Electric utility revenues	$446,353	$424,170	$1,120,979	$1,032,324
Other	591	1,091	2,093	2,711
Total operating revenues	446,944	425,261	1,123,072	1,035,035

Operating Expenses:
Electric utility:
Purchased power	137,788	104,113	301,892	227,088
Fuel expense	59,406	59,745	123,902	121,174
Power cost adjustment	(22,713)	(9,533)	(24,977)	(14,460)
Other operations and maintenance	87,720	82,782	261,868	255,734
Energy efficiency programs	6,906	10,530	22,591	31,957
Depreciation	44,108	43,243	131,051	128,683
Other electric utility operating expenses	8,959	9,016	27,293	27,309
Total electric utility operating expenses	322,174	299,896	843,620	777,485
Other	578	595	1,747	1,771
Total operating expenses	322,752	300,491	845,367	779,256

Operating Income	124,192	124,770	277,705	255,779

Nonoperating (Income) Expense:
Allowance for equity funds used during construction	(7,913)	(7,369)	(23,477)	(21,791)
Earnings of unconsolidated equity-method investments	(4,066)	(3,960)	(8,696)	(8,963)
Interest on long-term debt	21,036	21,495	63,109	63,213
Other interest	3,664	3,642	10,794	11,012
Allowance for borrowed funds used during construction	(2,985)	(2,969)	(9,009)	(8,585)
Other income, net	(873)	(716)	(1,576)	(2,692)
Total nonoperating expense, net	8,863	10,123	31,145	32,194

Income Before Income Taxes	115,329	114,647	246,560	223,585

Income Tax Expense	17,376	12,345	33,532	23,166

Net Income	97,953	102,302	213,028	200,419
Income attributable to noncontrolling interests	(56)	(271)	(276)	(509)
Net Income Attributable to IDACORP, Inc.	$97,897	$102,031	$212,752	$199,910

Weighted Average Common Shares Outstanding - Basic	50,609	50,541	50,588	50,534
Weighted Average Common Shares Outstanding - Diluted	50,681	50,576	50,621	50,554
Earnings Per Share of Common Stock:
Earnings Attributable to IDACORP, Inc. - Basic	$1.93	$2.02	$4.21	$3.96
Earnings Attributable to IDACORP, Inc. - Diluted	$1.93	$2.02	$4.20	$3.95

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)

Net Income	$97,953	$102,302	$213,028	$200,419
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $290, $259, $869, and $777, respectively	836	747	2,508	2,241
Total Comprehensive Income	98,789	103,049	215,536	202,660
Income attributable to noncontrolling interests	(56)	(271)	(276)	(509)
Comprehensive Income Attributable to IDACORP, Inc.	$98,733	$102,778	$215,260	$202,151

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2021	December 31, 2020
	(in thousands)
Assets

Current Assets:
Cash and cash equivalents	$299,672	$275,116
Short-term investments	—	25,000
Receivables:
Customer (net of allowance of $4,094 and $4,766, respectively)	113,647	72,826
Other (net of allowance of $642 and $497, respectively)	15,580	12,661
Income taxes receivable	—	2,164
Accrued unbilled revenues	61,763	72,461
Materials and supplies (at average cost)	71,801	64,941
Fuel stock (at average cost)	31,379	31,646
Prepayments	21,643	20,184
Current regulatory assets	52,072	63,407
Other	10,628	1,995
Total current assets	678,185	642,401
Investments	122,884	126,948
Property, Plant and Equipment:
Utility plant in service	6,442,483	6,283,790
Accumulated provision for depreciation	(2,269,836)	(2,193,831)
Utility plant in service - net	4,172,647	4,089,959
Construction work in progress	626,913	597,152
Utility plant held for future use	4,095	4,109
Other property, net of accumulated depreciation	16,765	18,290
Property, plant and equipment - net	4,820,420	4,709,510
Other Assets:
Company-owned life insurance	65,885	62,382
Regulatory assets	1,505,038	1,495,488
Other	61,642	58,515
Total other assets	1,632,565	1,616,385
Total	$7,254,054	$7,095,244

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2021	December 31, 2020
	(in thousands)
Liabilities and Equity

Current Liabilities:
Accounts payable	$126,620	$120,576
Taxes accrued	58,644	19,508
Interest accrued	19,299	24,030
Accrued compensation	46,508	52,245
Current regulatory liabilities	21,820	11,104
Advances from customers	40,199	29,341
Other	29,690	30,767
Total current liabilities	342,780	287,571
Other Liabilities:
Deferred income taxes	772,650	800,251
Regulatory liabilities	783,150	757,730
Pension and other postretirement benefits	615,432	634,070
Other	62,097	48,752
Total other liabilities	2,233,329	2,240,803
Long-Term Debt	2,000,584	2,000,414
Commitments and Contingencies
Equity:
IDACORP, Inc. shareholders’ equity:
Common stock, no par value (120,000 shares authorized; 50,516 and 50,462 shares issued, respectively)	872,612	869,235
Retained earnings	1,838,847	1,734,103
Accumulated other comprehensive loss	(40,850)	(43,358)
Total IDACORP, Inc. shareholders’ equity	2,670,609	2,559,980
Noncontrolling interests	6,752	6,476
Total equity	2,677,361	2,566,456
Total	$7,254,054	$7,095,244

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
	2021	2020
	(in thousands)
Operating Activities:
Net income	$213,028	$200,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	133,984	132,026
Deferred income taxes and investment tax credits	(3,406)	(2,963)
Changes in regulatory assets and liabilities	1,769	(11,616)
Pension and postretirement benefit plan expense	21,814	21,731
Contributions to pension and postretirement benefit plans	(43,031)	(44,138)
Earnings of equity-method investments	(8,696)	(8,963)
Distributions from equity-method investments	8,028	7,300
Allowance for equity funds used during construction	(23,477)	(21,791)
Other non-cash adjustments to net income, net	5,931	7,943
Change in:
Receivables	(41,442)	(31,215)
Accounts payable and other accrued liabilities	404	(19,947)
Taxes accrued/receivable	41,299	44,515
Other current assets	1,273	8,938
Other current liabilities	(267)	5,128
Other assets	(7,102)	(2,768)
Other liabilities	3,298	(569)
Net cash provided by operating activities	303,407	284,030
Investing Activities:
Additions to property, plant and equipment	(196,941)	(213,400)
Payments received from transmission project joint funding partners	3,529	2,451
Investments in affordable housing and other tax credits	(12,876)	(11,619)
Purchases of equity securities	(522)	(3,401)
Purchases of short-term investments	(25,000)	(25,000)
Maturities of short-term investments	50,000	—
Proceeds from the sale of equity securities	4,753	4,015
Other	9,438	4,862
Net cash used in investing activities	(167,619)	(242,092)
Financing Activities:
Issuance of long-term debt	—	310,000
Premium on issuance of long-term debt	—	31,384
Retirement of long-term debt	—	(175,000)
Dividends on common stock	(108,190)	(101,999)
Tax withholdings on net settlements of share-based awards	(3,031)	(4,641)
Make-whole premium on retirement of long-term debt	—	(3,305)
Debt issuance costs and other	(11)	(3,613)
Net cash (used in) provided by financing activities	(111,232)	52,826
Net increase in cash and cash equivalents	24,556	94,764
Cash and cash equivalents at beginning of the period	275,116	217,254
Cash and cash equivalents at end of the period	$299,672	$312,018
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$12,321	$2,435
Interest (net of amount capitalized)	$67,173	$64,630
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$40,202	$34,696

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Common Stock
Balance at beginning of period	$871,111	$866,127	$869,235	$868,307
Share-based compensation expense	1,479	1,353	6,328	5,678
Tax withholdings on net settlements of share-based awards	(4)	(11)	(3,031)	(4,641)
Treasury shares issued	—	—	—	(1,920)
Other	26	22	80	67
Balance at end of period	872,612	867,491	872,612	867,491
Retained Earnings
Balance at beginning of period	1,776,986	1,664,468	1,734,103	1,634,525
Net income attributable to IDACORP, Inc.	97,897	102,031	212,752	199,910
Common stock dividends ($0.71, $0.67, $2.13, and $2.01 per share, respectively)	(36,036)	(33,960)	(108,008)	(101,896)
Balance at end of period	1,838,847	1,732,539	1,838,847	1,732,539
Accumulated Other Comprehensive (Loss) Income
Balance at beginning of period	(41,686)	(34,790)	(43,358)	(36,284)
Unfunded pension liability adjustment (net of tax)	836	747	2,508	2,241
Balance at end of period	(40,850)	(34,043)	(40,850)	(34,043)
Treasury Stock
Balance at beginning of period	—	—	—	(1,920)
Issued	—	—	—	1,920
Balance at end of period	—	—	—	—
Total IDACORP, Inc. shareholders’ equity at end of period	2,670,609	2,565,987	2,670,609	2,565,987
Noncontrolling Interests
Balance at beginning of period	6,696	6,163	6,476	5,925
Net income attributable to noncontrolling interests	56	271	276	509
Balance at end of period	6,752	6,434	6,752	6,434
Total equity at end of period	$2,677,361	$2,572,421	$2,677,361	$2,572,421

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)

Operating Revenues	$446,353	$424,170	$1,120,979	$1,032,324

Operating Expenses:
Operation:
Purchased power	137,788	104,113	301,892	227,088
Fuel expense	59,406	59,745	123,902	121,174
Power cost adjustment	(22,713)	(9,533)	(24,977)	(14,460)
Other operations and maintenance	87,720	82,782	261,868	255,734
Energy efficiency programs	6,906	10,530	22,591	31,957
Depreciation	44,108	43,243	131,051	128,683
Other operating expenses	8,959	9,016	27,293	27,309
Total operating expenses	322,174	299,896	843,620	777,485

Operating Income	124,179	124,274	277,359	254,839

Nonoperating (Income) Expense:
Allowance for equity funds used during construction	(7,913)	(7,369)	(23,477)	(21,791)
Earnings of unconsolidated equity-method investments	(3,035)	(2,928)	(7,328)	(7,368)
Interest on long-term debt	21,036	21,495	63,109	63,213
Other interest	3,659	3,637	10,779	10,995
Allowance for borrowed funds used during construction	(2,985)	(2,969)	(9,009)	(8,585)
Other income, net	(837)	(663)	(1,452)	(1,974)
Total nonoperating expense, net	9,925	11,203	32,622	34,490

Income Before Income Taxes	114,254	113,071	244,737	220,349

Income Tax Expense	16,032	12,682	33,323	24,260

Net Income	$98,222	$100,389	$211,414	$196,089

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)

Net Income	$98,222	$100,389	$211,414	$196,089
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $290, $259, $869, and $777, respectively	836	747	2,508	2,241
Total Comprehensive Income	$99,058	$101,136	$213,922	$198,330

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2021	December 31, 2020
	(in thousands)
Assets

Current Assets:
Cash and cash equivalents	$155,890	$165,604
Receivables:
Customer (net of allowance of $4,094 and $4,766, respectively)	113,647	72,826
Other (net of allowance of $642 and $497, respectively)	15,463	12,457
Income taxes receivable	—	4,667
Accrued unbilled revenues	61,763	72,461
Materials and supplies (at average cost)	71,801	64,941
Fuel stock (at average cost)	31,379	31,646
Prepayments	21,526	20,057
Current regulatory assets	52,072	63,407
Other	10,628	1,995
Total current assets	534,169	510,061
Investments	75,162	87,848
Property, Plant and Equipment:
Plant in service	6,442,483	6,283,790
Accumulated provision for depreciation	(2,269,836)	(2,193,831)
Plant in service - net	4,172,647	4,089,959
Construction work in progress	626,913	597,152
Plant held for future use	4,095	4,109
Other property	3,945	5,123
Property, plant and equipment, net	4,807,600	4,696,343
Other Assets:
Company-owned life insurance	65,885	62,382
Regulatory assets	1,505,038	1,495,488
Other	57,234	53,988
Total other assets	1,628,157	1,611,858
Total	$7,045,088	$6,906,110

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2021	December 31, 2020
	(in thousands)
Liabilities and Equity

Current Liabilities:
Accounts payable	$126,521	$120,476
Accounts payable to affiliates	1,534	1,720
Taxes accrued	30,267	19,554
Interest accrued	19,299	24,030
Accrued compensation	46,376	52,036
Current regulatory liabilities	21,820	11,104
Advances from customers	40,199	29,341
Other	15,566	16,717
Total current liabilities	301,582	274,978
Other Liabilities:
Deferred income taxes	813,730	829,146
Regulatory liabilities	783,150	757,730
Pension and other postretirement benefits	615,432	634,070
Other	60,862	45,937
Total other liabilities	2,273,174	2,266,883
Long-Term Debt	2,000,584	2,000,414
Commitments and Contingencies
Equity:
Common stock, $2.50 par value (50,000 shares authorized; 39,151 shares outstanding)	97,877	97,877
Premium on capital stock	712,258	712,258
Capital stock expense	(2,097)	(2,097)
Retained earnings	1,702,560	1,599,155
Accumulated other comprehensive loss	(40,850)	(43,358)
Total equity	2,469,748	2,363,835
Total	$7,045,088	$6,906,110

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
	2021	2020
	(in thousands)
Operating Activities:
Net income	$211,414	$196,089
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	133,539	131,567
Deferred income taxes and investment tax credits	5,015	7,554
Changes in regulatory assets and liabilities	1,769	(11,616)
Pension and postretirement benefit plan expense	21,800	21,716
Contributions to pension and postretirement benefit plans	(43,017)	(44,123)
Earnings of equity-method investments	(7,328)	(7,368)
Distributions from equity-method investments	7,328	6,500
Allowance for equity funds used during construction	(23,477)	(21,791)
Other non-cash adjustments to net income, net	(397)	2,264
Change in:
Receivables	(41,718)	(33,365)
Accounts payable	404	2,658
Taxes accrued/receivable	15,380	24,159
Other current assets	1,262	8,942
Other current liabilities	(192)	5,207
Other assets	(7,134)	(2,800)
Other liabilities	3,388	(481)
Net cash provided by operating activities	278,036	285,112
Investing Activities:
Additions to utility plant	(196,930)	(213,400)
Payments received from transmission project joint funding partners	3,529	2,451
Purchases of equity securities	(522)	(3,401)
Proceeds from the sale of equity securities	4,753	4,015
Other	9,438	4,833
Net cash used in investing activities	(179,732)	(205,502)
Financing Activities:
Issuance of long-term debt	—	310,000
Premium on issuance of long-term debt	—	31,384
Retirement of long-term debt	—	(175,000)
Dividends on common stock	(108,009)	(101,898)
Make-whole premium on retirement of long-term debt	—	(3,305)
Debt issuance costs and other	(9)	(3,579)
Net cash (used in) provided by financing activities	(108,018)	57,602
Net (decrease) increase in cash and cash equivalents	(9,714)	137,212
Cash and cash equivalents at beginning of the period	165,604	98,950
Cash and cash equivalents at end of the period	$155,890	$236,162
Supplemental Disclosure of Cash Flow Information:
Cash paid to (received from) IDACORP related to income taxes	$29,577	$(9,189)
Cash paid for interest (net of amount capitalized)	$67,158	$64,613
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$40,202	$34,696

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

Financial Statements

In the opinion of management of IDACORP and Idaho Power, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly each company's consolidated financial position as of September 30, 2021, consolidated results of operations for the three and nine months ended September 30, 2021 and 2020, and consolidated cash flows for the nine months ended September 30, 2021 and 2020. These adjustments are of a normal and recurring nature. These financial statements do not contain the complete detail or note disclosures concerning accounting policies and other matters that would be included in full-year financial statements and should be read in conjunction with the audited consolidated financial statements included in IDACORP’s and Idaho Power’s Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Annual Report). The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. A change in management's estimates or assumptions could have a material impact on IDACORP's or Idaho Power's respective financial condition and results of operations during the period in which such change occurred.

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

In the condensed consolidated statements of income, certain amounts in prior periods' consolidated statements of income have been reclassified to conform with current period presentation. On IDACORP's and Idaho Power's condensed consolidated statements of income for the three months ended September 30, 2020, $0.5 million that had previously been reported as "Other" within "Operating Expenses" and "Other expense, net" within "Other Income (Expense)," respectively, were reclassified to "Other electric utility operating expenses" and "Other operating expenses" within "Operating Expenses," respectively. On IDACORP's and Idaho Power's condensed consolidated statements of income for the nine months ended September 30, 2020, $1.4 million that had previously been reported as "Other" within "Operating Expenses" and "Other expense, net" within "Other Income (Expense)," respectively, were reclassified to "Other electric utility operating expenses" and "Other operating expenses" within "Operating Expenses," respectively.

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

Income Tax Expense

The following table provides a summary of income tax expense for the nine months ended September 30, 2021 and 2020 (in thousands):

	IDACORP		Idaho Power
	2021	2020	2021	2020
Income tax at statutory rates (federal and state)	$63,393	$57,420	$62,995	$56,718
First mortgage bond redemption costs	—	(890)	—	(890)
Excess deferred income tax reversal	(6,520)	(3,222)	(6,520)	(3,222)
Income tax return adjustments	3,169	(2,555)	1,759	(2,507)
Other(1)	(26,510)	(27,587)	(24,911)	(25,839)
Income tax expense	$33,532	$23,166	$33,323	$24,260
Effective tax rate	13.6%	10.4%	13.6%	11.0%
(1) "Other" is primarily comprised of the net tax effect of Idaho Power's regulatory flow-through tax adjustments.

The increase in income tax expense for the nine months ended September 30, 2021, compared with the same period in 2020, was primarily due to higher pre-tax earnings and other plant related income tax return adjustments. On a net basis, Idaho Power’s estimate of its annual 2021 regulatory flow-through tax adjustments is comparable to 2020.

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

Based on its estimate of full-year 2021 Idaho ROE, in both the third quarter and first nine months of 2021, Idaho Power recorded no additional ADITC amortization or provision against current revenues for sharing of earnings with customers for 2021 under the May 2018 Idaho Tax Reform Settlement Stipulation. Accordingly, at September 30, 2021, the full $45 million of additional ADITC remains available for future use. Idaho Power recorded no additional ADITC amortization or provision against revenues for sharing of earnings with customers during the third quarter and first nine months of 2020, based on its then-current estimate of full-year 2020 Idaho ROE.

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

In May 2021, the IPUC approved a $39.1 million net increase in Idaho-jurisdiction power cost adjustment (PCA) revenues, effective for the 2021-2022 PCA collection period from June 1, 2021, to May 31, 2022. The net increase in PCA revenues reflects a forecasted reduction in low-cost hydroelectric generation as well as higher costs associated with higher forecasted PURPA power purchases. The net increase in PCA revenues also reflects a smaller credit to customers through the true-up component. Also in May 2021, the IPUC ordered Idaho Power to initiate a case to review the PCA mechanism and propose any modifications it determines are appropriate so the case may be processed before the filing of the 2022 PCA application in April 2022. Reviews of the PCA mechanism are ongoing, and to date, discussions with interested parties have been productive and aimed toward mutually agreeable solutions.

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

Also in May 2021, the IPUC ordered Idaho Power to work with interested parties and initiate a case to review the FCA mechanism and propose any modifications it determines are appropriate so the case may be processed before the filing of the next FCA application in March 2022. Reviews of the FCA mechanism are ongoing, and to date, discussions with interested parties have been productive and aimed toward mutually agreeable solutions.

Depreciation Rate Requests

In 2021, Idaho Power conducted a depreciation study of electric plant-in-service, which it performs approximately every five years. The study provided updates to net salvage percentages and service life estimates for Idaho Power plant assets. Based on the study, in June 2021, Idaho Power filed applications with the IPUC and OPUC requesting approval to institute revised depreciation rates for Idaho Power's electric plant-in-service and increase base rates by an aggregate of $3.9 million to reflect the revised depreciation rates applied to electric plant-in-service balances included in the most recent general rate cases. The proposed adjustments in these applications are an overall rate increase of 0.31 percent in Idaho and 0.24 percent in Oregon. Idaho Power requested an effective date of December 1, 2021, for these adjustments.

Jim Bridger Power Plant Rate Request

In June 2021, Idaho Power filed an application with the IPUC requesting authorization to (a) accelerate depreciation for the Jim Bridger plant, to allow the plant to be fully depreciated and recovered by December 31, 2030, (b) establish a balancing account to track the incremental costs and benefits associated with ceasing participation in coal-fired operations at the Jim Bridger plant, and (c) adjust customer rates to recover the associated incremental annual levelized revenue requirement in the aggregate amount of $30.8 million, which includes Idaho Power's share of all electric plant in service at the Jim Bridger plant. The proposed adjustment in this application was an overall rate increase of 2.53 percent in Idaho.

In September 2021, the co-owner and operator of the Jim Bridger Plant submitted its integrated resource plan to the IPUC that contemplates ceasing coal-fired generation in units 1 and 2 in 2023 and converting those units to natural gas generation by 2024. At a public meeting in October 2021, the IPUC approved a joint motion by Idaho Power and the IPUC Staff to suspend the procedural schedule in Idaho Power's rate request case to assess new developments that impact operations at the Jim Bridger plant, citing a potential option to convert the units to natural gas generation and ongoing regional haze compliance discussions.

Wildfire Mitigation Cost Deferral

In June 2021, the IPUC authorized Idaho Power to defer for future amortization incremental operations and maintenance (O&M) and depreciation expense for certain capital investments necessary to implement Idaho Power's Wildfire Mitigation Plan (WMP). The IPUC also authorized Idaho Power to record these deferred expenses as a regulatory asset until Idaho Power can request amortization of the deferred costs in a future IPUC proceeding, at which time the IPUC will have the opportunity to review actual costs and determine the amount of prudently incurred costs that Idaho Power can recover through retail rates. Idaho Power projects spending approximately $47 million in incremental wildfire mitigation-related O&M and roughly $35 million in wildfire mitigation system-hardening capital incremental expenditures over the next five years. The IPUC authorized a deferral period of five years, or until rates go into effect from Idaho Power's next general rate case, whichever is first. As of September 30, 2021, Idaho Power's deferral related to the WMP was not material.

4. REVENUES

The following table provides a summary of electric utility operating revenues for IDACORP and Idaho Power for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Electric utility operating revenues:
Revenue from contracts with customers	$434,725	$402,941	$1,083,514	$984,096
Alternative revenue programs and other revenues	11,628	21,229	37,465	48,228
Total electric utility operating revenues	$446,353	$424,170	$1,120,979	$1,032,324

Revenues from Contracts with Customers

The following table presents revenues from contracts with customers disaggregated by revenue source for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenues from contracts with customers:
Retail revenues:
Residential (includes $3,552, $4,896, $18,658, and $24,740, respectively, related to the FCA)(1)	$154,670	$143,822	$432,088	$398,180
Commercial (includes $272, $330, $919, and $1,211, respectively, related to the FCA)(1)	88,177	82,279	238,055	219,006
Industrial	52,889	50,154	146,366	136,001
Irrigation	86,858	88,188	164,743	149,711
Deferred revenue related to HCC relicensing AFUDC(2)	(2,815)	(2,815)	(6,861)	(6,861)
Total retail revenues	379,779	361,628	974,391	896,037
Less: FCA mechanism revenues(1)	(3,824)	(5,226)	(19,577)	(25,951)
Wholesale energy sales	23,188	12,178	33,755	22,952
Transmission wheeling-related revenues	21,641	16,896	51,528	38,750
Energy efficiency program revenues	6,906	10,530	22,592	31,957
Other revenues from contracts with customers	7,035	6,935	20,825	20,351
Total revenues from contracts with customers	$434,725	$402,941	$1,083,514	$984,096
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

The table below presents the FCA mechanism revenues and other revenues for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Alternative revenue programs and other revenues:
FCA mechanism revenues	$3,824	5,226	$19,577	$25,951
Derivative revenues	7,804	16,003	17,888	22,277
Total alternative revenue programs and other revenues	$11,628	$21,229	$37,465	$48,228

Receivables and Allowance for Uncollectible Accounts

In response to the COVID-19 pandemic, Idaho Power provided certain relief to customers, including temporarily suspending disconnections for customers and temporarily waiving late fees. This relief as well as the economic conditions created by the response to COVID-19 have resulted in higher aged accounts receivable and an increase in the number of late payments. Idaho Power is experiencing and expects to continue to experience higher uncollectible account write-offs as a result of the COVID-19 pandemic and, accordingly, increased its allowance for uncollectible accounts related to customer receivables at September 30, 2021, as compared with pre-COVID-19 allowance levels.

The following table provides a rollforward of the allowance for uncollectible accounts related to customer receivables for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine months ended September 30,
	2021	2020
Balance at beginning of period	$4,766	$1,401
Additions to the allowance	1,019	3,543
Write-offs, net of recoveries	(1,691)	(1,020)
Balance at end of period	$4,094	$3,924
Allowance for uncollectible accounts as a percentage of customer receivables	3.5%	3.7%

5. COMMON STOCK

IDACORP Common Stock

During the nine months ended September 30, 2021, IDACORP granted 76,147 restricted stock unit awards to employees and issued 54,594 shares of common stock using original issuances of shares pursuant to the IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan, including 12,784 shares of common stock issued to members of the board of directors. As directed by IDACORP, plan administrators of the IDACORP, Inc. Dividend Reinvestment and Stock Purchase Plan and Idaho Power Company Employee Savings Plan used market purchases of IDACORP common stock to acquire shares of IDACORP common stock for the plans.

Restrictions on Dividends

Idaho Power’s ability to pay dividends on its common stock held by IDACORP and IDACORP’s ability to pay dividends on its common stock are limited to the extent payment of such dividends would violate the covenants in their respective credit facilities or Idaho Power’s Revised Code of Conduct. A covenant under IDACORP’s credit facility and Idaho Power’s credit facility requires IDACORP and Idaho Power to maintain leverage ratios of consolidated indebtedness to consolidated total capitalization, as defined therein, of no more than 65 percent at the end of each fiscal quarter. At September 30, 2021, the leverage ratios for IDACORP and Idaho Power were 43 percent and 45 percent, respectively. Based on these restrictions, IDACORP’s and Idaho Power’s dividends were limited to $1.6 billion and $1.4 billion, respectively, at September 30, 2021. There are additional facility covenants, subject to exceptions, that prohibit or restrict the sale or disposition of property without consent and any agreements restricting dividend payments to IDACORP and Idaho Power from any material subsidiary. At September 30, 2021, IDACORP and Idaho Power were in compliance with those financial covenants.

Idaho Power’s Revised Code of Conduct relating to transactions between and among Idaho Power, IDACORP, and other affiliates, which was approved by the IPUC in April 2008, provides that Idaho Power will not pay any dividends to IDACORP that will reduce Idaho Power’s common equity capital below 35 percent of its total adjusted capital without IPUC approval. At September 30, 2021, Idaho Power's common equity capital was 55 percent of its total adjusted capital. Further, Idaho Power must obtain approval from the OPUC before it can directly or indirectly loan funds or issue notes or give credit on its books to IDACORP.

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

6. EARNINGS PER SHARE

The table below presents the computation of IDACORP’s basic and diluted earnings per share for the three and nine months ended September 30, 2021 and 2020 (in thousands, except for per share amounts).

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Numerator:
Net income attributable to IDACORP, Inc.	$97,897	$102,031	$212,752	$199,910
Denominator:
Weighted-average common shares outstanding - basic	50,609	50,541	50,588	50,534
Effect of dilutive securities	72	35	33	20
Weighted-average common shares outstanding - diluted	50,681	50,576	50,621	50,554
Basic earnings per share	$1.93	$2.02	$4.21	$3.96
Diluted earnings per share	$1.93	$2.02	$4.20	$3.95

7. COMMITMENTS

Purchase Obligations

During the nine months ended September 30, 2021, Idaho Power entered into:

•two new long-term transmission purchase agreements, which increased Idaho Power's contractual purchase obligations by approximately $16 million over the 5-year terms of the contracts; and
•two new contracts with PURPA-qualifying solar facilities and seven new replacement contracts for expiring power purchase agreements with PURPA-qualifying hydropower and cogeneration facilities, which collectively increased Idaho Power's contractual purchase obligations by approximately $218 million over the 3- to 20-year terms of the contracts.
•

Aside from these changes, IDACORP's and Idaho Power's contractual obligations, outside the ordinary course of business, did not change materially from the amounts disclosed in the notes to the consolidated financial statements in the 2020 Annual Report.

Guarantees

Idaho Power guarantees its portion of reclamation activities and obligations at BCC, of which IERCo owns a one-third interest. This guarantee, which is renewed annually with the Wyoming Department of Environmental Quality, was $51.6 million at

September 30, 2021, representing IERCo's one-third share of BCC's total reclamation obligation of $154.7 million. BCC has a reclamation trust fund set aside specifically for the purpose of paying these reclamation costs. At September 30, 2021, the value of BCC's reclamation trust fund was $198.8 million. During the nine months ended September 30, 2021, the reclamation trust fund made $20.6 million of distributions for reclamation activity costs associated with the BCC surface mine. BCC periodically assesses the adequacy of the reclamation trust fund and its estimate of future reclamation costs. To ensure that the reclamation trust fund maintains adequate reserves, BCC has the ability to, and does, add a per-ton surcharge to coal sales, all of which are made to the Jim Bridger plant. Because of the existence of the fund and the ability to apply a per-ton surcharge, the estimated fair value of this guarantee is minimal.

IDACORP and Idaho Power enter into financial agreements and power purchase and sale agreements that include indemnification provisions relating to various forms of claims or liabilities that may arise from the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnification provisions cannot be reasonably estimated. IDACORP and Idaho Power periodically evaluate the likelihood of incurring costs under such indemnities based on their historical experience and the evaluation of the specific indemnities. As of September 30, 2021, the companies believe the likelihood is remote that IDACORP or Idaho Power would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnification obligations. Neither IDACORP nor Idaho Power has recorded any liability on their respective condensed consolidated balance sheets with respect to these indemnification obligations.

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

In connection with its utility operations, Idaho Power is subject to claims by individuals, entities, and governmental agencies for alleged personal injury, property damage, trespass, breach of contract, and economic losses relating to Idaho Power’s provision of electric service and the operation of its generation, transmission, and distribution facilities. Some of those claims relate to personal injury, service quality and business interruption, property damage, and wildfires. In recent years, utilities in the western United States have been subject to significant liability for personal injury, loss of life, property damage, trespass, suppression costs, and economic losses, and in some cases, punitive damages and criminal charges and fines and penalties, associated with wildfires that originated from utility property, most commonly transmission and distribution lines. In recent years, Idaho Power has regularly received claims by both governmental agencies and private landowners for damages associated with fires allegedly originating from Idaho Power’s transmission and distribution system. Idaho Power is also actively monitoring various pending environmental regulations and executive orders related to environmental matters that may have a significant impact on its future operations and compliance costs. Given uncertainties regarding the outcome, timing, and compliance plans for these environmental matters, Idaho Power is unable to estimate the financial or operational impact of many of these regulations.

9. BENEFIT PLANS

Idaho Power has a noncontributory defined benefit pension plan (pension plan) and two nonqualified defined benefit plans for certain senior management employees called the Security Plan for Senior Management Employees I and Security Plan for Senior Management Employees II (together, SMSP). Idaho Power also has a nonqualified defined benefit pension plan for directors that was frozen in 2002. Remaining vested benefits from that plan are included with the SMSP in the disclosures below. The benefits under the pension plan are based on years of service and the employee’s final average earnings. Idaho Power also maintains a defined benefit postretirement benefit plan (consisting of health care and death benefits) that covers all employees who were enrolled in the active-employee group plan at the time of retirement as well as their spouses and qualifying dependents. The table below shows the components of net periodic benefit costs for the pension, SMSP, and postretirement benefits plans for the three months ended September 30, 2021 and 2020 (in thousands).

	Pension Plan		SMSP		Postretirement Benefits		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Service cost	$13,551	$10,747	$203	$54	$265	$258	$14,019	$11,059
Interest cost	9,329	10,004	889	1,087	514	623	10,732	11,714
Expected return on plan assets	(16,023)	(14,060)	—	—	(598)	(601)	(16,621)	(14,661)
Amortization of prior service cost	2	1	74	73	11	11	87	85
Amortization of net loss	5,949	4,331	1,052	933	—	—	7,001	5,264
Net periodic benefit cost	12,808	11,023	2,218	2,147	192	291	15,218	13,461
Regulatory deferral of net periodic benefit cost(1)	(12,240)	(10,511)	—	—	—	—	(12,240)	(10,511)
Previously deferred pension costs recognized(1)	4,288	4,288	—	—	—	—	4,288	4,288
Net periodic benefit cost recognized for financial reporting(1)(2)	$4,856	$4,800	$2,218	$2,147	$192	$291	$7,266	$7,238
 (1) Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, the Idaho portion of net periodic benefit cost is recorded as a regulatory asset and is recognized in the income statement as those costs are recovered through rates.
 (2) Of total net periodic benefit cost recognized for financial reporting, $4.7 million and $4.3 million, respectively, were recognized in "Other operations and maintenance" and $2.6 million and $2.9 million, respectively, were recognized in "Other income, net" on the condensed consolidated statements of income of the companies for the three months ended September 30, 2021 and 2020.

The table below shows the components of net periodic benefit costs for the pension, SMSP, and postretirement benefits plans for the nine months ended September 30, 2021 and 2020 (in thousands).

	Pension Plan		SMSP		Postretirement Benefits		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Service cost	$40,652	$32,240	$609	$160	$797	$772	$42,058	$33,172
Interest cost	27,988	30,010	2,667	3,262	1,544	1,870	32,199	35,142
Expected return on plan assets	(48,068)	(42,179)	—	—	(1,796)	(1,803)	(49,864)	(43,982)
Amortization of prior service cost	5	4	222	218	35	35	262	257
Amortization of net loss	17,847	12,994	3,155	2,800	—	—	21,002	15,794
Net periodic benefit cost	38,424	33,069	6,653	6,440	580	874	45,657	40,383
Regulatory deferral of net periodic benefit cost(1)	(36,722)	(31,532)	—	—	—	—	(36,722)	(31,532)
Previously deferred pension costs recognized(1)	12,865	12,865	—	—	—	—	12,865	12,865
Net periodic benefit cost recognized for financial reporting(1)(2)	$14,567	$14,402	$6,653	$6,440	$580	$874	$21,800	$21,716
 (1) Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, the Idaho portion of net periodic benefit cost is recorded as a regulatory asset and is recognized in the income statement as those costs are recovered through rates.
 (2) Of total net periodic benefit cost recognized for financial reporting, $13.9 million and $12.8 million, respectively, were recognized in "Other operations and maintenance" and $7.9 million and $8.9 million, respectively, were recognized in "Other income, net" on the condensed consolidated statements of income of the companies for the nine months ended September 30, 2021 and 2020.

During the nine months ended September 30, 2021, Idaho Power contributed $40 million to its defined benefit pension plan, in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions, as well as to mitigate the cost of being in an underfunded position. Idaho Power does not expect to make any additional contributions to its defined benefit pension plan during 2021. The primary impact of pension contributions is on the timing of cash flows, as the timing of cost recovery lags behind contributions.

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

The table below presents the gains and losses on derivatives not designated as hedging instruments for the three and nine months ended September 30, 2021 and 2020 (in thousands).

		Gain/(Loss) on Derivatives Recognized in Income(1)
	Location of Realized Gain/(Loss) on Derivatives Recognized in Income	Three months ended September 30,		Nine months ended September 30,
		2021	2020	2021	2020
Financial swaps	Operating revenues	$361	$1,039	$361	$2,173
Financial swaps	Purchased power	2,194	(2,264)	2,443	(3,579)
Financial swaps	Fuel expense	9,011	(1,115)	10,647	(4,032)
Forward contracts	Operating revenues	1,709	229	1,783	349
Forward contracts	Purchased power	(842)	(198)	(916)	(313)
Forward contracts	Fuel expense	(132)	(6)	(132)	(25)
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

Credit Risk

At September 30, 2021, Idaho Power did not have material credit risk exposure from financial instruments, including derivatives. Idaho Power monitors credit risk exposure through reviews of counterparty credit quality, corporate-wide counterparty credit exposure, and corporate-wide counterparty concentration levels. Idaho Power manages these risks by establishing credit and concentration limits on transactions with counterparties and requiring contractual guarantees, cash deposits, or letters of credit from counterparties or their affiliates, as deemed necessary. Idaho Power’s physical power, physical gas, and financial transactions are generally under standardized industry contracts. These contracts contain adequate assurance clauses requiring collateralization if a counterparty has debt that is downgraded below investment grade by at least one rating agency.

Credit-Contingent Features

Certain Idaho Power derivative instruments contain provisions that require Idaho Power's unsecured debt to maintain an investment grade credit rating from Moody's Investors Service and Standard & Poor's Ratings Services. If Idaho Power's unsecured debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position at September 30, 2021, was $0.7 million. Idaho Power did not post any cash collateral related to this amount. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2021, Idaho Power would have been required to pay or post collateral to its counterparties up to $8.9 million to cover the open liability positions as well as completed transactions that have not yet been paid.

Derivative Instrument Summary

The table below presents the fair values and locations of derivative instruments not designated as hedging instruments recorded on the balance sheets and reconciles the gross amounts of derivatives recognized as assets and as liabilities to the net amounts presented in the balance sheets at September 30, 2021, and December 31, 2020 (in thousands).

		Asset Derivatives				Liability Derivatives
	Balance Sheet Location	Gross Fair Value	Amounts Offset		Net Assets	Gross Fair Value	Amounts Offset		Net Liabilities

September 30, 2021
Current:
Financial swaps	Other current assets	$16,080	$(5,452)	(1)	$10,628	$705	$(705)		$—
Long-term:
Financial swaps	Other assets	1,908	(10)		1,898	10	(10)		—
Total		$17,988	$(5,462)		$12,526	$715	$(715)		$—

December 31, 2020
Current:
Financial swaps	Other current assets	$2,028	$(36)		$1,992	$36	$(36)		$—
Financial swaps	Other current liabilities	187	(187)		—	786	(652)	(2)	134
Forward contracts	Other current assets	5	(2)		3	2	(2)		—
Forward contracts	Other current liabilities	3	(3)		—	13	(3)		10
Long-term:
Financial swaps	Other liabilities	40	(40)		—	56	(56)	(2)	—
Total		$2,263	$(268)		$1,995	$893	$(749)		$144
(1) Current asset derivative amounts include $4.7 million of collateral payable at September 30, 2021.
(2) Current and long-term liability derivative amounts offset include $0.5 million and $16 thousand of collateral receivable at December 31, 2020, respectively.

The table below presents the volume of derivative commodity forward contracts and swaps outstanding at September 30, 2021 and 2020 (in thousands of units).

		September 30,
Commodity	Units	2021	2020
Electricity purchases	MWh	73	113
Electricity sales	MWh	(68)	—
Natural gas purchases	MMBtu	9,925	7,930
Natural gas sales	MMBtu	—	775

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

IDACORP’s and Idaho Power’s assessment of a particular input's significance to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy. There were no transfers between levels or material changes in valuation techniques or inputs during the nine months ended September 30, 2021.

The table below presents information about IDACORP’s and Idaho Power’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2021, and December 31, 2020 (in thousands).

	September 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds
IDACORP(1)	$71,653	$—	$—	$71,653	$56,048	$—	$—	$56,048
Idaho Power	26,815	—	—	26,815	40,038	—	—	40,038
Derivatives	12,526	—	—	12,526	1,995	—	—	1,995
Equity securities	46,219	—	—	46,219	50,733	—	—	50,733
Liabilities:
Derivatives	—	—	—	—	134	10	—	144
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

The table below presents the carrying value and estimated fair value of financial instruments that are not reported at fair value, as of September 30, 2021, and December 31, 2020, using available market information and appropriate valuation methodologies (in thousands).

	September 30, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
IDACORP
Assets:
Notes receivable(1)	$3,804	$3,804	$3,804	$3,804
Liabilities:
Long-term debt, including current portion(1)	2,000,584	2,336,443	2,000,414	2,466,967
Idaho Power
Liabilities:
Long-term debt, including current portion(1)	2,000,584	2,336,443	2,000,414	2,466,967
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

	Utility Operations	All Other	Eliminations	Consolidated Total
Three months ended September 30, 2021:
Revenues	$446,353	591	$—	$446,944
Net income attributable to IDACORP, Inc.	98,222	(325)	—	97,897
Total assets as of September 30, 2021	7,045,088	268,066	(59,100)	7,254,054
Three months ended September 30, 2020:
Revenues	$424,170	$1,091	$—	$425,261
Net income attributable to IDACORP, Inc.	100,389	1,642	—	102,031
Nine months ended September 30, 2021:
Revenues	1,120,979	$2,093	$—	$1,123,072
Net income attributable to IDACORP, Inc.	211,414	1,338	—	212,752
Nine months ended September 30, 2020:
Revenues	1,032,324	$2,711	$—	$1,035,035
Net income attributable to IDACORP, Inc.	196,089	3,821	—	199,910

13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

The table below presents changes in components of accumulated other comprehensive income (AOCI), net of tax, during the three and nine months ended September 30, 2021 and 2020 (in thousands). Items in parentheses indicate charges to AOCI.

	Defined Benefit Pension Items		Defined Benefit Pension Items
	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Balance at beginning of period	$(41,686)	$(34,790)	$(43,358)	$(36,284)
Amounts reclassified out of AOCI	836	747	2,508	2,241
Balance at end of period	$(40,850)	$(34,043)	$(40,850)	$(34,043)

The table below presents amounts reclassified out of components of AOCI and the income statement location of those amounts reclassified during the three and nine months ended September 30, 2021 and 2020 (in thousands). Items in parentheses indicate increases to net income.

	Amount Reclassified from AOCI
Details About AOCI	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Amortization of defined benefit pension items(1)
Prior service cost	$74	$73	$222	$218
Net loss	1,052	933	3,155	2,800
Total before tax	1,126	1,006	3,377	3,018
Tax benefit(2)	(290)	(259)	(869)	(777)
Total reclassification for the period, net of tax	$836	$747	$2,508	$2,241
(1) Amortization of these items is included in IDACORP's condensed consolidated income statements in other operating expenses and in Idaho Power's condensed consolidated statements of income in other expense, net.
(2) The tax benefit is included in income tax expense in the condensed consolidated statements of income of both IDACORP and Idaho Power.

14. CHANGES IN IDAHO POWER RETAINED EARNINGS

The table below presents changes in Idaho Power retained earnings during the three and nine months ended September 30, 2021 and 2020 (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Balance at beginning of period	$1,640,374	$1,531,566	$1,599,155	$1,503,805
Net income	98,222	100,389	211,414	196,089
Dividends to parent	(36,036)	(33,959)	(108,009)	(101,898)
Balance at end of period	$1,702,560	$1,597,996	$1,702,560	$1,597,996

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of IDACORP, Inc.:

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of IDACORP, Inc. and subsidiaries (the “Company”) as of September 30, 2021, the related condensed consolidated statements of income, comprehensive income, and equity for the three-month and nine-month periods ended September 30, 2021 and 2020, and of cash flows for the nine-month periods ended September 30, 2021 and 2020, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
October 28, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Idaho Power Company:

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Idaho Power Company and subsidiary (the “Company”) as of September 30, 2021, the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2021 and 2020, and of cash flows for the nine-month periods ended September 30, 2021 and 2020, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
October 28, 2021

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

EXECUTIVE OVERVIEW

Management's Outlook and Company Initiatives

In the 2020 Annual Report, IDACORP's and Idaho Power's management included a brief overview of their business strategies for the companies for 2021 and beyond, under the heading "Executive Overview" in the MD&A. As of the date of this report, management's outlook and strategy remain consistent with that discussion, as updated by some of the discussion in this MD&A. Most notably:

•Idaho Power continues to execute on its four strategic areas and initiatives: growing financial strength, improving Idaho Power's core business, enhancing Idaho Power's brand, and focusing on safety and employee engagement.
•Idaho Power continues to expect positive customer growth in its service area. During the first nine months of 2021, Idaho Power's customer count grew by over 12,500 customers, and for the twelve months ended September 30, 2021, the customer growth rate was 2.9 percent. On June 30, 2021, Idaho Power set a new all-time system peak demand of 3,751 MW, exceeding the previous high of 3,422 MW set on July 7, 2017. The previous high from July 2017 was exceeded multiple times during the heat wave in Idaho Power's service area in June and July of 2021.
•Idaho Power anticipates substantial capital investments, with expected total capital expenditures of approximately $2.0 billion over the five-year period from 2021 (including the expenditures incurred to-date in 2021) through 2025.
•IDACORP increased its quarterly common stock dividend from $0.71 per share to $0.75 per share, as a part of a 150 percent increase in quarterly dividends approved over the last ten years, keeping IDACORP within its current target payout ratio of between 60 and 70 percent of sustainable IDACORP earnings.
•Idaho Power continues to focus on timely recovery of costs and earning a reasonable return on investment, including working to evaluate and ensure that its rate design and regulatory mechanisms more closely reflect the cost to provide electric service.
•Idaho Power is committed to continuing to provide reliable, affordable, safe service to its customers while furthering its environmental, social, and governance initiatives, including the "Clean Today. Cleaner Tomorrow.®" goal to provide Idaho Power's customers with 100-percent clean energy by 2045, as well as water stewardship and environmental projects, and the company’s diversity, equity, inclusion, and unity initiatives.

Coronavirus (COVID-19) Response and Impacts

In response to the COVID-19 pandemic, in 2020 Idaho Power implemented its emergency management, business continuity, and enterprise pandemic plans. Idaho Power's internal emergency management team responded in accordance with the plans in an effort to ensure Idaho Power continues to provide reliable service to its customers during the pandemic. Idaho Power's provision of electricity to customers through its power supply, transmission, and distribution operations, as of the date of this report, continues largely uninterrupted. In September 2021, the Presidential Administration issued two executive orders, respectively, mandating the COVID-19 vaccine for federal workers and contractors and announcing new U.S. Department of Labor’s Occupational Safety and Health Administration (OSHA) requirements that all employers with more than 100 employees ensure their workforce is fully vaccinated or require any workers who remain unvaccinated to undergo weekly testing before coming to work. As of the date of this report, Idaho Power is uncertain to what extent the new vaccine or alternative testing mandates might apply to Idaho Power, or its suppliers and vendors, or the extent to which the mandates could disrupt the supply chain or result in Idaho Power losing skilled or specialized employees or limit Idaho Power’s ability to attract and retain skilled or specialized employees who are unwilling to obtain a vaccine or subject themselves to weekly testing. Idaho Power, based on discussions with employees, does believe that attrition of skilled workers could result from application of the COVID-19 vaccine and testing requirement to Idaho Power's workforce. If Idaho Power loses key portions of its skilled or specialized workforce, or significant supply chain disruptions occur, those events could adversely impact Idaho Power's ability to provide reliable service to its customers and its business and results of operations. For more information about Idaho Power's response to the COVID-19 pandemic and the effects of COVID-19 on Idaho Power, see Part II - Item 7 - "Executive Overview" in the MD&A in the 2020 Annual Report. For a discussion of certain risks to IDACORP and Idaho Power as a result of the pandemic, see Part II - Item 1A - "Risk Factors" in the 2020 Annual Report.

Summary of Financial Results

The following is a summary of Idaho Power's net income, net income attributable to IDACORP, and IDACORP's earnings per diluted share for the three and nine months ended September 30, 2021 and 2020 (in thousands, except earnings per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Idaho Power net income	$98,222	$100,389	$211,414	$196,089
Net income attributable to IDACORP, Inc.	$97,897	102,031	$212,752	$199,910
Weighted average outstanding shares – diluted	50,681	50,576	50,621	50,554
IDACORP, Inc. earnings per diluted share	$1.93	$2.02	$4.20	$3.95

The table below provides a reconciliation of net income attributable to IDACORP for the three and nine months ended September 30, 2021, from the same periods in 2020 (items are in millions and are before related income tax impact unless otherwise noted).

	Three months ended		Nine months ended
Net income attributable to IDACORP, Inc. - September 30, 2020		$102.0		$199.9
Increase (decrease) in Idaho Power net income:
Customer growth, net of associated power supply costs and power cost adjustment mechanisms	5.1		12.6
Usage per retail customer, net of associated power supply costs and power cost adjustment mechanisms	0.2		20.8
Idaho fixed cost adjustment (FCA) revenues	(1.4)		(6.4)
Retail revenues per megawatt-hour (MWh), net of associated power supply costs and power cost adjustment mechanisms	(3.0)		(9.3)
Transmission wheeling-related revenues	4.7		12.8
Other operations and maintenance (O&M) expenses	(4.9)		(6.1)
Other changes in operating revenues and expenses, net	(0.8)		(1.9)
(Decrease) increase in Idaho Power operating income	(0.1)		22.5
Non-operating income and expenses	1.3		1.9
Income tax expense	(3.4)		(9.1)
Total (decrease) increase in Idaho Power net income		(2.2)		15.3
Other IDACORP changes (net of tax)		(1.9)		(2.4)
Net income attributable to IDACORP, Inc. - September 30, 2021		$97.9		$212.8

Net Income - Third Quarter 2021
IDACORP's net income decreased $4.1 million for the third quarter of 2021 compared with the third quarter of 2020 due primarily to lower net income at Idaho Power. At Idaho Power, customer growth increased operating income by $5.1 million in the third quarter of 2021 compared with the third quarter of 2020, as the number of Idaho Power customers grew by over 16,800, or 2.9 percent, during the twelve months ended September 30, 2021. Higher sales volumes on a per-customer basis from residential, commercial, and industrial customers increased operating income, but were mostly offset by a decrease in sales volumes on a per-customer basis from irrigation customers in the third quarter of 2021 compared with the third quarter of 2020. Warmer weather in July followed by milder weather during the rest of the quarter affected residential and irrigation customers differently, on a net basis. When compared with the third quarter of 2020, in the third quarter of 2021 residential customers used more energy per customer for cooling but irrigation customers used less energy per customer for pump irrigation due to weather. Increases in usage per commercial and industrial customers were partially due to a return to more normal economic activity in the third quarter of 2021 compared with the third quarter of 2020, which was affected by negative COVID-19-related business conditions. The slight net increase in sales volumes per customer was more than offset by the FCA mechanism (applicable to residential and small general service customers), which decreased revenues in the third quarter of 2021 by $1.4 million compared with the third quarter of 2020.
The net decrease in retail revenues per MWh, net of associated power supply costs and power cost adjustment mechanisms, decreased operating income by $3.0 million during the third quarter of 2021 compared with the third quarter of 2020. Idaho Power decreased annual Idaho customer rates an estimated $3.9 million, on January 1, 2021, and decreased annual Oregon customer rates an estimated $0.3 million on November 1, 2020, to reflect full depreciation of all Boardman power plant investments after ceasing coal-fired operations at the Boardman power plant in October 2020. In addition, higher wholesale energy market prices due to a heat wave in the western United States and higher energy usage by Idaho Power customers increased Idaho Power's net power supply expenses in the third quarter of 2021 compared with the third quarter of 2020. The increase in the amount of net power supply expenses that were not deferred through Idaho Power's power cost adjustment mechanisms contributed to the negative variance in net retail revenues per MWh between the comparison periods.
Transmission wheeling-related revenues increased $4.7 million during the third quarter of 2021 compared with the third quarter of 2020 as the warmer, drier weather in the western United States combined with two new long-term wheeling agreements increased wheeling volumes. Also, Idaho Power's OATT rates were approximately 10 percent higher in the third quarter of 2021 compared with the third quarter of 2020.

Other O&M expenses were $4.9 million higher in the third quarter of 2021, primarily due to a return to more normal levels of purchased services and maintenance costs compared with the third quarter of 2020, which was affected by the COVID-19 pandemic. In 2020, the response to the COVID-19 pandemic affected the availability and performance of some of Idaho Power's service providers, contractors, and vendors, which resulted in lower other O&M expenses in the third quarter of 2020 compared with the third quarter of 2021. In 2021, while some economic effects of the pandemic continue, much activity has returned to more normal levels.
Income tax expense increased $3.4 million for the third quarter of 2021 compared with the third quarter of 2020, due mostly to plant-related income tax return adjustments, which are generally recorded during the third quarter each year upon completion of the prior year tax return.
At IFS, a decrease in net income for the third quarter of 2021 compared with the third quarter of 2020 was primarily due to changes in tax basis adjustments between the periods.

Net Income - Year-to-Date 2021
IDACORP's net income increased $12.9 million for the first nine months of 2021 compared with the first nine months of 2020, primarily due to higher net income at Idaho Power. Customer growth increased operating income by $12.6 million in the first nine months of 2021 compared with the first nine months of 2020. An increase in sales volumes on a per-customer basis increased operating income by $20.8 million due primarily to warmer and drier weather that caused residential customers to use more energy for cooling and irrigation customers to use more energy for pump irrigation in the first nine months of 2021 compared with the same period in 2020. To a lesser extent, a return to more normal economic conditions for commercial and industrial customers in the first nine months of 2021 compared with the first nine months of 2020 also increased sales volumes on a per-customer basis, as the first nine months of 2020 was affected by negative COVID-19-related business conditions. The increase in sales volumes per customer was partially offset by the FCA mechanism (applicable to residential and small general service customers), which decreased revenues by $6.4 million.
The net decrease in retail revenues per MWh in the first nine months of 2021 compared with the first nine months of 2020 decreased operating income by $9.3 million, primarily due to higher power supply costs. Idaho Power decreased annual Idaho customer rates an estimated $3.9 million on January 1, 2021, and decreased annual Oregon customer rates an estimated $0.3 million on November 1, 2020, to reflect full depreciation of all Boardman power plant investments after ceasing coal-fired operations at the Boardman power plant in October 2020. During the summer of 2021, higher wholesale energy market prices due to a heat wave in the western United States and higher energy usage by Idaho Power customers increased Idaho Power's net power supply expenses. The increase in the amount of net power supply expenses that were not deferred through Idaho Power's power cost adjustment mechanisms contributed to the negative variance in net retail revenues per MWh between the comparison periods.
During the first nine months of 2021, transmission wheeling-related revenues increased $12.8 million compared with the first nine months of 2020, as the warmer and drier weather in the western United States, along with two new long-term wheeling agreements which began in April 2021, increased wheeling volumes. Colder winter weather in the southwest United States during the first quarter of 2021 also contributed to increased wheeling volumes in the first nine months of 2021 compared with the first nine months of 2020. In addition, Idaho Power's OATT rates were approximately 10 percent higher in the first nine months of 2021 compared with the first nine months of 2020.

Other O&M expenses were $6.1 million higher in the first nine months of 2021, primarily due to a return to more normal levels of purchased services and maintenance activity compared with the first nine months of 2020, which was affected by the COVID-19 pandemic.

The increase in income tax expense for the first nine months of 2021 compared with the first nine months of 2020 was primarily due to greater 2021 pre-tax income and other plant-related income tax return adjustments.

Based on its estimate of full-year 2021 return on year-end equity in the Idaho jurisdiction (Idaho ROE), in the first nine months of 2021 Idaho Power recorded no additional accumulated deferred investment tax credits (ADITC) amortization or any provision against revenues for sharing of earnings with customers under the Idaho regulatory settlement stipulation approved in May 2018.

At IFS, a decrease in net income for the first nine months of 2021 compared with the first nine months of 2020 was primarily due to changes in tax basis adjustments between the periods.

Overview of General Factors and Trends Affecting Results of Operations and Financial Condition

IDACORP's and Idaho Power's results of operations and financial condition are affected by a number of factors, and the impact of those factors is discussed in more detail below in this MD&A. To provide context for the discussion elsewhere in this report, some of the more notable factors are as follows:

•Regulation of Rates and Cost Recovery: The prices that Idaho Power is authorized to charge for its electric and transmission service is a critical factor in determining IDACORP's and Idaho Power's results of operations and financial condition. Those rates are established by state regulatory commissions and the FERC and are intended to allow Idaho Power an opportunity to recover its expenses and earn a reasonable return on investment. Idaho Power focuses on timely recovery of its costs through filings with its regulators, working to put in place innovative regulatory mechanisms, and on the prudent management of expenses and investments. Idaho Power has a regulatory settlement stipulation in Idaho that includes provisions for the accelerated amortization of certain tax credits to help achieve a minimum 9.4 percent Idaho ROE. The settlement stipulation also provides for the potential sharing between Idaho Power and its Idaho customers of Idaho-jurisdictional earnings in excess of 10.0 percent of Idaho ROE. The settlement stipulation has no expiration date but the minimum Idaho ROE would revert back to 95 percent of the allowed return on equity in the next general rate case. The specific terms of the settlement stipulation are described in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2020 Annual Report. Idaho Power will continue to assess the need to file a general rate case to reset base rates, considering short-term and long-term needs for rate relief and several factors that can affect the timing of rate filings. These factors include, among others, growing rate base, in-service dates of major capital investments, the timing of changes in major revenue and expense items, customer growth rates, and significant regulatory or legislative actions, including potential federal tax reform. Considering these and other factors, Idaho Power could file a general rate case in Idaho and Oregon within the next couple of years.

•Economic Conditions and Loads: Economic conditions impact consumer demand for energy, revenues, collectability of accounts, the volume of wholesale energy sales, and the need to construct and improve infrastructure, purchase power, and implement programs to meet customer load demands. In recent years, Idaho Power has seen growth in the number of customers in its service area. Over the twelve months ended September 30, 2021, Idaho Power's customer count grew by 2.9 percent. Idaho Power set a new all-time system peak demand of 3,751 MW on June 30, 2021, exceeding the previous high of 3,422 MW set on July 7, 2017. The previous peak demand from July 2017 was exceeded multiple times during the heat wave in Idaho Power's service area in June and July of 2021. Idaho Power expects its number of customers to continue to increase in the foreseeable future. Idaho Power expects that existing and sustained growth in customers and peak demand for electricity will require Idaho Power to continue to enhance its distribution and transmission system infrastructure, including the Boardman-to-Hemingway and Gateway West projects. That growth may also result in the need for Idaho Power to procure other new sources of energy and capacity to serve growing demand and to maintain system reliability. Further, recent changes in the regional transmission markets have constrained the transmission system external to Idaho Power's service area and impacted Idaho Power's ability to import energy from energy markets in the western United States during peak load periods. In June 2021, Idaho Power issued a formal request for proposals for up to 80 MW of new resources to help meet peak electric energy needs in 2023 and, based on its efforts to address the 2023 projected peak energy needs, Idaho Power expects it could add approximately $100 million in capital expenditures over the next couple of years. However, preliminary 2021 Integrated Resource Plan (IRP) modeling indicates Idaho Power could have additional near-term resource needs in the same period. Idaho Power is analyzing options for potential energy and capacity resource procurement, while at the same time working on its 2021 IRP, and expects it will issue an additional request for proposals in late 2021 or 2022.

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

Further, as Idaho Power's hydropower facilities comprise over one-half of Idaho Power's nameplate generation capacity, precipitation levels impact the mix of Idaho Power's generation resources. When hydropower generation decreases, Idaho Power must rely on more expensive generation sources and purchased power. When favorable hydropower generating conditions exist for Idaho Power, they also may exist for other Pacific Northwest hydropower facility operators, lowering regional wholesale market prices and impacting the revenue Idaho Power receives from wholesale energy sales. Much of the adverse or favorable impact of this volatility is addressed through the Idaho and Oregon power cost adjustment mechanisms. For 2021, Idaho Power expects generation from its hydropower resources to be in the range of 5.4 to 5.7 million MWh, compared with average total annual generation of approximately 7.7 million MWh over the last 30 years.

•Rate Base Growth and Infrastructure Investment: As noted above, the rates established by the IPUC and OPUC are determined with the intent to provide an opportunity for Idaho Power to recover authorized operating expenses and depreciation and earn a reasonable return on “rate base.” Rate base is generally determined by reference to the original cost (net of accumulated depreciation) of utility plant in service and certain other assets, subject to various adjustments for deferred taxes and other items. Over time, rate base is increased by additions to utility plant in service and reduced by depreciation and retirement of utility plant and write-offs as authorized by the IPUC and OPUC. Idaho Power is pursuing significant enhancements to its utility infrastructure in an effort to maintain system reliability, ensure an adequate supply of electricity, and provide service to new customers, including major ongoing transmission projects such as the Boardman-to-Hemingway and Gateway West projects. Idaho Power's existing hydropower and thermal generation facilities also require continuing upgrades and equipment replacement, and the company is undertaking a significant relicensing effort for the Hells Canyon Complex (HCC), its largest hydropower generation resource. Idaho Power intends to pursue timely inclusion of any significant completed capital projects into rate base as part of a future general rate case or other appropriate regulatory proceeding.

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

•Regulatory and Environmental Compliance Costs: Idaho Power is subject to extensive federal and state laws, policies, and regulations, as well as regulatory actions and audits by agencies and quasi-governmental agencies, including the FERC, the North American Electric Reliability Corporation, and the Western Electricity Coordinating Council. Compliance with these requirements directly influences Idaho Power's operating environment and affects Idaho Power's operating costs. Recently, energy industry regulators have issued substantial penalties for utilities alleged to have violated reliability and critical infrastructure protection requirements. Moreover, environmental laws and regulations, in particular, may increase the cost of constructing new facilities and transmission projects, may increase the cost of operating generation plants, including Idaho Power's jointly-owned coal-fired generating plants, may require that Idaho Power install additional pollution control devices at existing generating plants, or may require that Idaho Power cease operating certain generation plants. Idaho Power expects to spend significant amounts on environmental compliance and controls in the next decade. Due to economic factors in part associated with the costs of compliance with environmental regulation, Idaho Power accelerated the retirement date of its jointly-owned coal-fired generating plant in Valmy, Nevada (Valmy), ceasing operations at one unit in 2019. In September 2021, the IPUC acknowledged that Idaho Power's year-end 2025 exit date from Valmy unit 2 is appropriate based on economics and reliability needs. Idaho Power's jointly-owned coal plant in Boardman, Oregon, ceased operations as planned in October 2020. In June 2021, Idaho Power filed an application with the IPUC requesting, among other things, authorization to allow the Jim Bridger plant to be fully depreciated and recovered by end-of-year 2030. At a public meeting in October 2021, the IPUC approved a joint motion by Idaho Power and the IPUC Staff to suspend the procedural schedule in Idaho Power's rate request case to assess new developments that may impact operations at the Jim Bridger plant, as described more fully in the "Regulatory Matters" section of this MD&A.

•Water Management and Relicensing of Hydropower Projects: Because of Idaho Power's reliance on stream flow in the Snake River and its tributaries, Idaho Power participates in numerous proceedings and venues that may affect its water rights, seeking to preserve the long-term availability of its rights for its hydropower projects. Also, Idaho Power is involved in renewing its long-term federal licenses for the HCC, its largest hydropower generation source, and for American Falls, its second largest hydropower generation source. Given the number of parties involved, Idaho Power's relicensing costs have been and are expected to continue to be substantial. Idaho Power cannot currently determine the ultimate terms of, and costs associated with, any resulting long-term licenses for the HCC or American Falls facilities.

•Wildfire Mitigation Efforts: In recent years, in the western United States has seen an increasing trend in the degree of annual destruction from wildfires. A variety of factors have contributed in varying degrees to this trend including climate change, increased wildland-urban interfaces, historical land management practices, and overall wildland and forest health. While Idaho Power has not experienced to-date the extent of catastrophic wildfires within its service area that have occurred in California, Oregon, and elsewhere in the western United States, Idaho Power is taking a proactive approach to wildfire threat in its service area. Idaho Power has prepared a Wildfire Mitigation Plan (WMP) that outlines actions Idaho Power is taking or is working to implement in the future to reduce wildfire risk and to strengthen the resiliency of its transmission and distribution system to wildfires. Idaho Power's approach to achieve these objectives includes identifying areas subject to elevated risk; system hardening programs, vegetation management, and field personnel practices to mitigate wildfire risk; incorporating current and forecasted weather and field conditions into operational practices; evaluating a public safety power shutoff approach; and evaluating the performance and effectiveness of the strategies identified in the WMP through metrics and monitoring. In June 2021, the IPUC authorized Idaho Power to defer, for future amortization, the Idaho jurisdictional share of actual incremental O&M expenses and depreciation expense of certain capital investments necessary to implement the WMP, including incremental insurance costs, among other things. The WMP case with the IPUC is described in more detail in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report.

RESULTS OF OPERATIONS

This section of MD&A takes a closer look at the significant factors that affected IDACORP’s and Idaho Power’s earnings during the three and nine months ended September 30, 2021. In this analysis, the results for the three and nine months ended September 30, 2021, are compared with the same period in 2020.

The table below presents Idaho Power’s energy sales and supply (in thousands of MWh) for the three and nine months ended September 30, 2021 and 2020.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Retail energy sales	4,578	4,475	12,044	11,388
Wholesale energy sales	289	298	478	969
Bundled energy sales	105	275	349	547
Total energy sales	4,972	5,048	12,871	12,904
Hydropower generation	1,362	1,774	4,237	5,655
Coal generation	1,074	1,365	1,982	2,637
Natural gas and other generation	930	794	2,237	1,520
Total system generation	3,366	3,933	8,456	9,812
Purchased power	1,956	1,444	5,302	3,971
Line losses	(350)	(329)	(887)	(879)
Total energy supply	4,972	5,048	12,871	12,904

Weather-related information for Boise, Idaho, for the three and nine months ended September 30, 2021 and 2020, is presented in the table below. While Boise, Idaho weather conditions are not necessarily representative of weather conditions throughout Idaho Power's service area, the greater Boise area has the majority of Idaho Power's customers and is included for illustrative purposes.

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	Normal (2)	2021	2020	Normal (2)
Heating degree-days(1)	59	32	122	2,980	2,934	3,321
Cooling degree-days(1)	1,003	879	750	1,386	1,074	933
Precipitation (inches)	1.5	0.2	2.7	9.0	11.8	8.7
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

Sales Volume and Generation: Retail sales volumes increased 2 percent and 6 percent in the third quarter and first nine months of 2021, respectively, compared with the same periods in 2020, primarily due to growth in the number of Idaho Power customers and warmer and drier spring and early summer weather that caused customers to use more energy for cooling and irrigation. Customer growth increased sales volumes during the three and nine months ended September 30, 2021, compared with the same period in 2020, with the number of Idaho Power's customers growing by 2.9 percent over the prior twelve months. Cooling degree-days in Boise, Idaho were 14 percent and 29 percent higher during the three months and nine months ended September 30, 2021, compared with the three months and nine months ended September 30, 2020, and 34 percent and 49 percent above normal. During the third quarter of 2021, the 3 percent increase in sales volume per residential and commercial customer were partially offset by a 4 percent decrease in usage per irrigation customer as precipitation in Idaho Power's service area, while still below normal, increased during the third quarter of 2021 compared with the same period of 2020. In addition, some irrigation was curtailed in August and September 2021 due to drought conditions. During the first nine months of 2021, usage per residential and commercial customer was approximately 4 percent higher and usage per irrigation customer was approximately 7 percent higher compared with the same period in 2020. Increases in usage per commercial and industrial customers were partially due to a return to more normal economic activity in the first nine months of 2021 compared with the same period of 2020, which was affected by negative COVID-19-related business conditions.

Total system generation decreased 14 percent in both the third quarter and first nine months of 2021 compared with the same periods of 2020, due primarily to lower hydropower and coal-fired generation, partially offset by increased natural gas generation. Generation from hydropower during the third quarter and first nine months of 2021 decreased 23 percent and 25 percent, respectively, compared with the same periods of 2020, due mostly to less snowpack and precipitation in the Snake River basin. Coal-fired generation also decreased 21 percent and 25 percent during the third quarter and first nine months of 2021 compared with the same periods of 2020, respectively, due to economic-, operations-, and reliability-based decisions. During the third quarter and first nine months of 2021, natural gas generation increased 17 percent and 47 percent, respectively, compared with the same periods of 2020 due to the decreases in hydropower and coal-fired generation.

Purchased power volumes increased 35 percent and 34 percent in the third quarter and first nine months of 2021, respectively, mostly due to an increase in purchases from the energy imbalance market in the western United States (Western EIM) and additional purchases to meet load requirements. The financial impacts of fluctuations in wholesale energy sales, purchased power, fuel expense, and other power supply-related expenses are addressed in Idaho Power's Idaho and Oregon power cost adjustment mechanisms, which are described below in "Power Cost Adjustment Mechanisms."

Operating Revenues

Retail Revenues: The table below presents Idaho Power’s retail revenues (in thousands) and MWh sales volumes (in thousands) for the three and nine months ended September 30, 2021 and 2020, and the number of customers as of September 30, 2021 and 2020.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Retail revenues:
Residential (includes $3,552, $4,896, $18,658, and $24,740, respectively, related to the FCA)(1)	$154,670	$143,822	$432,088	$398,180
Commercial (includes $272, $330, $919, and $1,211, respectively, related to the FCA)(1)	88,177	82,279	238,055	219,006
Industrial	52,889	50,154	146,366	136,001
Irrigation	86,858	88,188	164,743	149,711
Deferred revenue related to HCC relicensing AFUDC(2)	(2,815)	(2,815)	(6,861)	(6,861)
Total retail revenues	$379,779	$361,628	$974,391	$896,037
Volume of retail sales (MWh)
Residential	1,478	1,404	4,242	3,979
Commercial	1,128	1,082	3,144	2,980
Industrial	878	859	2,585	2,512
Irrigation	1,094	1,130	2,073	1,917
Total retail MWh sales	4,578	4,475	12,044	11,388
Number of retail customers at period end
Residential	502,185	487,261
Commercial	75,708	74,086
Industrial	128	126
Irrigation	21,860	21,606
Total customers	599,881	583,079
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

Changes in rates, changes in customer usage, customer growth, and changes in FCA mechanism revenues are the primary reasons for fluctuations in retail revenues from period to period. The primary influences on customer usage for electricity are weather, economic conditions, and energy efficiency. Extreme temperatures increase sales to customers who use electricity for cooling and heating, while moderate temperatures decrease sales. Precipitation levels and the timing of precipitation during the agricultural growing season also affect sales to customers who use electricity to operate irrigation pumps. Rates are also seasonally adjusted, providing for higher rates during peak load periods, and residential customer rates are tiered, providing for higher rates based on higher levels of usage. The seasonal and tiered rate structures contribute to seasonal fluctuations in revenues and earnings.

Retail revenues increased $18.2 million and $78.4 million during the third quarter and first nine months of 2021, respectively, compared with the same periods in 2020. The factors affecting retail revenues during the period are discussed below.

•Customers: Customer growth of 2.9 percent during the twelve months ended September 30, 2021, increased retail revenues by $7.0 million and $17.2 million in the third quarter and first nine months of 2021, respectively, compared with the same periods of 2020.
•Usage: Higher usage (on a per customer basis) increased retail revenues by $2.9 million and $39.9 million in the third quarter and first nine months of 2021, respectively, compared with the same periods of 2020. Increased energy usage per residential customer for cooling purposes was primarily the result of warmer spring and early summer temperatures in Idaho Power's service area in the first nine months of 2021. An increase in precipitation, while still below normal, in the third quarter of 2021, compared with the third quarter of 2020, and irrigation curtailments due to drought conditions in August and September 2021 reduced energy usage per irrigation customer for pump irrigation purposes. The warmer spring and early summer, coupled with less spring precipitation, increased usage per irrigation customer during the nine months ended September 30, 2021, compared with the same period in 2020. For the three and nine months ended September 30, 2021, a return to more normal economic conditions for commercial and industrial customers also increased sales volumes on a per-customer basis, as the same periods in 2020 were affected by negative COVID-19-related business conditions.
•Idaho FCA Revenue: The FCA mechanism, applicable to Idaho residential and small commercial customers, adjusts revenue each year to accrue, or defer, the difference between the authorized fixed-cost recovery amount per customer and the actual fixed costs per customer recovered by Idaho Power through volume-based rates during the year. Higher usage (on a per customer basis) by residential and small general service customers during the third quarter and first nine months of 2021 decreased the amount of FCA revenue accrued by $1.4 million and $6.4 million, respectively, compared with the same periods in 2020.
•Rates: Average customer rates, excluding amounts related to the power cost adjustment mechanisms, decreased retail revenues by $1.6 million and $5.8 million for the three and nine months ended September 30, 2021, compared with the same periods in 2020. On January 1, 2021, Idaho Power decreased annual Idaho customer rates an estimated $3.9 million and decreased annual Oregon customer rates an estimated $0.3 million on November 1, 2020, to reflect full depreciation of all Boardman power plant investments after ceasing coal-fired operations at the Boardman power plant in October 2020. Customer rates also include the collection from customers of amounts related to the power cost adjustment mechanisms, which increased revenues by $11.3 million and $33.5 million in the third quarter and first nine months of 2021, respectively, compared with the same periods of 2020. The amount collected from customers in rates under the power cost adjustment mechanisms has relatively little effect on operating income as a corresponding amount is recorded as expense in the same period it is collected through rates.

Wholesale Energy Sales: Wholesale energy sales consist primarily of opportunistic sales of surplus system energy and sales into the Western EIM, and do not include derivative transactions. The table below presents Idaho Power’s wholesale energy sales for the three and nine months ended September 30, 2021 and 2020 (in thousands, except for per MWh amounts).

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Wholesale energy revenues	$23,188	$12,178	$33,755	$22,952
Wholesale volume in MWh sold	289	298	478	969
Average wholesale energy revenues per MWh	$80.24	$40.87	$70.62	$23.69

In the third quarter and the first nine months of 2021, wholesale energy revenues increased $11.0 million and $10.8 million, respectively, compared with the same periods of 2020, as higher wholesale market prices more than offset a decrease in volumes sold. Wholesale energy prices were higher in the third quarter and first nine months of 2021 compared with the same periods in 2020 as extreme weather resulted in higher demand and lower supply of energy to the wholesale markets in the region. Wholesale energy sales volumes decreased 3 percent and 51 percent in the third quarter and first nine months of 2021, respectively, compared with the same periods of 2020, as lower system generation and higher retail sales volumes led to less energy available for opportunistic market sales.

Transmission Wheeling-Related Revenues: Transmission wheeling-related revenues increased $4.7 million, or 28 percent, and $12.8 million, or 33 percent, during the third quarter and during the first nine months of 2021, respectively, compared with the same periods in 2020, as warmer, drier spring and summer weather in the western United States, along with two new long-term wheeling agreements that began in April 2021, increased wheeling volumes. Colder winter weather in the southwest United States in early 2021 also contributed to increased wheeling volumes in the first nine months of 2021 compared with the first nine months of 2020. In addition, Idaho Power's OATT rates were approximately 10 percent higher in the third quarter and first nine months of 2021 compared with the same periods of 2020.

Energy Efficiency Program Revenues: In both Idaho and Oregon, energy efficiency riders fund energy efficiency program expenditures. Expenditures funded through the riders are reported as an operating expense with an equal amount recorded in revenues, resulting in no net impact on earnings. The cumulative variance between expenditures and amounts collected through the rider is recorded as a regulatory asset or liability. A liability balance indicates that Idaho Power has collected more than it has spent and an asset balance indicates that Idaho Power has spent more than it has collected. At September 30, 2021, Idaho Power's energy efficiency rider balances were regulatory assets of $6.6 million in the Idaho jurisdiction and $0.9 million in the

Oregon jurisdiction.

Operating Expenses

Purchased Power: The table below presents Idaho Power’s purchased power expenses and volumes for the three and nine months ended September 30, 2021 and 2020 (in thousands, except for per MWh amounts).

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Expense
PURPA contracts	$56,190	$59,314	$152,410	$148,990
Other purchased power (including wheeling)	81,598	44,799	149,482	78,098
Total purchased power expense	$137,788	$104,113	$301,892	$227,088
MWh purchased
PURPA contracts	757	848	2,433	2,469
Other purchased power	1,199	596	2,869	1,502
Total MWh purchased	1,956	1,444	5,302	3,971
Average cost per MWh from PURPA contracts	$74.23	$69.95	$62.64	$60.34
Average cost per MWh from other sources	$68.06	$75.17	$52.10	$52.00
Weighted average - all sources	$70.44	$72.10	$56.94	$57.19

Purchased power expense increased $33.7 million, or 32 percent, and $74.8 million, or 33 percent, during the third quarter and first nine months of 2021 compared with the same periods of 2020. The increases were primarily due to 101 percent and 91 percent increases, respectively, in MWh purchased from sources other than PURPA contracts mostly due to increases in purchases from the Western EIM and additional purchases to meet load requirements.

Fuel Expense: The table below presents Idaho Power’s fuel expenses and thermal generation for the three and nine months ended September 30, 2021 and 2020 (in thousands, except for per MWh amounts).

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Expense
Coal	$33,247	$43,126	$61,854	$86,314
Natural gas	26,159	16,619	62,048	34,860
Total fuel expense	$59,406	$59,745	$123,902	$121,174
MWh generated
Coal	1,074	1,365	1,982	2,637
Natural gas	930	794	2,237	1,521
Total MWh generated	2,004	2,159	4,219	4,158
Average cost per MWh - Coal	$30.96	$31.59	$31.21	$32.73
Average cost per MWh - Natural gas	$28.13	$20.93	$27.74	$22.92
Weighted average, all sources	$29.64	$27.67	$29.37	$29.14

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

Fuel expense decreased $0.3 million, or less than 1 percent in the third quarter of 2021, compared with the third quarter of 2020, due to a 7 percent decrease in total thermal generation needed to meet load requirements, offset mostly by an increase in the average cost per MWh of natural gas generation due to higher natural gas market prices. Fuel expense increased $2.7 million, or 2 percent, in the first nine months of 2021 compared with the same period of 2020, due to an increase in the average cost per MWh of natural gas generation due to higher natural gas market prices. The increase due to the average cost per MWh of natural gas generation was mostly offset as higher-cost coal generation decreased 25 percent and lower-cost natural gas generation increased 47 percent.

Included in fuel expense are losses and gains on settled financial gas hedges entered into in accordance with Idaho Power’s energy risk management policies. In the third quarter and first nine months of 2021, gains on financial gas hedges of $9.0 million and $10.6 million reduced natural gas fuel expense, respectively, while in the third quarter and first nine months of 2020, losses on financial gas hedges of $1.1 million and $4.0 million, respectively, increased natural gas fuel expense. Most of these realized hedging gains and losses are included in the power cost adjustment mechanisms described below.

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

The table that follows presents the components of the Idaho and Oregon power cost adjustment mechanisms for the three and nine months ended September 30, 2021 and 2020 (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Power supply cost (deferral) accrual	$(17,257)	$3,290	$(1,131)	$26,237
Amortization of prior year authorized balances	(5,456)	(12,823)	(23,846)	(40,697)
Total power cost adjustment expense	$(22,713)	$(9,533)	$(24,977)	$(14,460)

The power supply (deferrals) accruals represent the portion of the power supply cost fluctuations (deferred) accrued under the power cost adjustment mechanisms. When actual power supply costs are lower than the amount forecasted in power cost adjustment rates, most of the difference is accrued as an increase to a regulatory liability or decrease to a regulatory asset. When actual power supply costs are higher than the amount forecasted in power cost adjustment rates, most of the difference is deferred as an increase to a regulatory asset or decrease to a regulatory liability. During the third quarter of 2021, purchased power costs led to higher actual power supply costs compared with the forecasted amount, which resulted in a significant increase in the amount of power supply costs deferred by the mechanism. The amortization of the prior year’s balances represents the offset to the amounts being collected or refunded in the current power cost adjustment year that were deferred or accrued in the prior PCA year (the true-up component of the power cost adjustment mechanism).

Other O&M Expenses: Other O&M expenses increased $4.9 million, or 6 percent, and $6.1 million, or 2 percent, for the third quarter and first nine months of 2021 compared with the same periods of 2020, respectively, primarily due to a return to more normal levels of purchased services and maintenance costs compared with the third quarter of 2020, which was affected by the COVID-19 pandemic. In 2020, the response to the COVID-19 pandemic affected the availability and performance of some of Idaho Power's service providers, contractors, and vendors, which resulted in lower other O&M expenses in the third quarter of 2020. In 2021, while some economic effects of the pandemic continue, much activity has returned to more normal levels.

Income Taxes

IDACORP's and Idaho Power's income tax expense increased $10.4 million and $9.1 million, respectively, for the nine months ended September 30, 2021, when compared with the same period in 2020 primarily due to greater 2021 pre-tax income, other plant-related income tax return adjustments, and changes in tax basis adjustments at IFS between the periods. For information relating to IDACORP's and Idaho Power's computation of income tax expense and effective income tax rates, see Note 2 - "Income Taxes" to the condensed consolidated financial statements included in this report.

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

Idaho Power funds its liquidity needs for capital expenditures through cash flows from operations, debt offerings, commercial paper markets, credit facilities, and capital contributions from IDACORP. Idaho Power periodically files for rate adjustments for recovery of operating costs and capital investments to provide the opportunity to align Idaho Power's earned returns with those allowed by regulators. Idaho Power uses operating and capital budgets to control operating costs and capital expenditures. During the first nine months of 2021, Idaho Power continued its efforts to optimize operations, control costs, and generate operating cash inflows to meet operating expenditures, contribute to capital expenditure requirements, and pay dividends to shareholders.

As of October 22, 2021, IDACORP's and Idaho Power's access to debt, equity, and credit arrangements included:

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

IDACORP and Idaho Power generally seek to maintain capital structures of approximately 50 percent debt and 50 percent equity, and maintaining this ratio influences IDACORP's and Idaho Power's debt and equity issuance decisions. As of September 30, 2021, IDACORP's and Idaho Power's capital structures, as calculated for purposes of applicable debt covenants, were as follows:

	IDACORP	Idaho Power
Debt	43%	45%
Equity	57%	55%

IDACORP and Idaho Power typically maintain their cash and cash equivalents in highly liquid investments, such as U.S. Treasury Bills, money market funds, and bank deposits.

Operating Cash Flows

IDACORP’s and Idaho Power’s operating cash inflows for the nine months ended September 30, 2021, were $303 million and $278 million, respectively, an increase of $19 million for IDACORP and a decrease of $7 million for Idaho Power, compared with the same period in 2020. With the exception of cash flows related to income taxes, IDACORP's operating cash flows are principally derived from the operating cash flow of Idaho Power. Significant items that affected the comparability of the companies' operating cash flows in the first nine months of 2021 compared with the same period in 2020 were as follows:

•increased net income;
•changes in regulatory assets and liabilities, mostly related to the relative amounts of costs deferred and collected under the Idaho PCA and FCA mechanisms, increased operating cash flows by $13 million;
•changes in deferred taxes and taxes accrued and receivable combined to decreased cash flow by $4 million for IDACORP and $11 million for Idaho Power;
•changes in working capital balances due primarily to timing, including fluctuations in accounts receivable, accounts payable, other current assets, and other current liabilities as follows:
◦timing of collections of accounts receivable balances decreased operating cash flows by $10 million for IDACORP and $8 million for Idaho Power;
◦timing of accounts payable payments increased operating cash flows by $20 million for IDACORP and decreased $2 million for Idaho Power, of which $23 million of the difference between IDACORP and Idaho Power related to intercompany tax payments in the first nine months of 2020;
◦changes in other current assets decreased operating cash flows by $8 million for IDACORP and Idaho Power, which was primarily due to fluctuations in accrued unbilled revenues and the timing of purchases and consumption of coal at Idaho Power's jointly-owned coal-fired generating plants; and
◦the changes in other current liabilities, which includes compensation, customer deposits, accrued interest, and other miscellaneous liabilities, decreased operating cash flows by $5 million for IDACORP and Idaho Power.

Investing Cash Flows

Investing activities consist primarily of capital expenditures related to new construction and improvements to Idaho Power’s generation, transmission, and distribution facilities. IDACORP’s and Idaho Power’s net investing cash outflows for the nine months ended September 30, 2021, were $168 million and $180 million, respectively. Investing cash outflows for 2021 and 2020 were primarily for construction of utility infrastructure needed to address Idaho Power’s aging plant and equipment, customer growth, and environmental and regulatory compliance requirements. During the first nine months of 2021, IDACORP's investing cash inflows also included $50 million of proceeds from maturities of short-term investments. In addition, IDACORP's investing cash outflows also included $25 million of purchases of short-term investments and $13 million of investments in affordable housing and other tax credits during the nine months ended September 30, 2021.

Financing Cash Flows

Financing activities provide supplemental cash for both day-to-day operations and capital requirements, as needed. Idaho Power funds liquidity needs for capital investment, working capital, managing commodity price risk, and other financial commitments through cash flows from operations, debt offerings, commercial paper markets, credit facilities, and capital contributions from IDACORP. IDACORP funds its cash requirements, such as payment of taxes, capital contributions to Idaho Power, and non-utility expenses allocated to IDACORP, through cash flows from operations, commercial paper markets, sales of common stock, and credit facilities. IDACORP's and Idaho Power's net financing cash outflows for the nine months ended September 30, 2021, were $111 million and $108 million, respectively. In the first nine months of 2021, IDACORP and Idaho Power paid dividends of $108 million.

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

The Indenture limits the amount of first mortgage bonds at any one time outstanding to $2.5 billion, and as a result, the maximum amount of additional first mortgage bonds Idaho Power could issue as of September 30, 2021, was limited to approximately $534 million. Idaho Power may increase the $2.5 billion limit on the maximum amount of first mortgage bonds outstanding by filing a supplemental indenture with the trustee as provided in the Indenture of Mortgage and Deed of Trust. Separately, the Indenture also limits the amount of additional first mortgage bonds that Idaho Power may issue to the sum of (a) the principal amount of retired first mortgage bonds and (b) 60 percent of total unfunded property additions, as defined in the Indenture. As of September 30, 2021, Idaho Power could issue approximately $2.0 billion of additional first mortgage bonds based on retired first mortgage bonds and total unfunded property additions.

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

Each facility contains a covenant requiring each company to maintain a leverage ratio of consolidated indebtedness to consolidated total capitalization equal to or less than 65 percent as of the end of each fiscal quarter. In determining the leverage ratio, "consolidated indebtedness" broadly includes all indebtedness of the respective borrower and its subsidiaries, including, in some instances, indebtedness evidenced by certain hybrid securities (as defined in the credit agreement). "Consolidated total capitalization" is calculated as the sum of all consolidated indebtedness, consolidated stockholders' equity of the borrower and its subsidiaries, and the aggregate value of outstanding hybrid securities. At September 30, 2021, the leverage ratios for IDACORP and Idaho Power were 43 percent and 45 percent, respectively. IDACORP's and Idaho Power's ability to utilize the credit facilities is conditioned upon their continued compliance with the leverage ratio covenants included in the credit facilities. There are additional covenants, subject to exceptions, that prohibit certain mergers, acquisitions, and investments, restrict the creation of certain liens, and prohibit entering into any agreements restricting dividend payments from any material subsidiary.

At September 30, 2021, IDACORP and Idaho Power believed they were in compliance with all facility covenants. Further, IDACORP and Idaho Power do not anticipate they will be in violation or breach of their respective debt covenants during 2021.

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

Available Short-Term Borrowing Liquidity

The table below outlines available short-term borrowing liquidity as of the dates specified (in thousands).

	September 30, 2021		December 31, 2020
	IDACORP(2)	Idaho Power	IDACORP(2)	Idaho Power
Revolving credit facility	$100,000	$300,000	$100,000	$300,000
Commercial paper outstanding	—	—	—	—
Identified for other use(1)	—	(24,245)	—	(24,245)
Net balance available	$100,000	$275,755	$100,000	$275,755
(1) Port of Morrow and American Falls bonds that Idaho Power could be required to purchase prior to maturity under the optional or mandatory purchase provisions of the bonds, if the remarketing agent for the bonds is unable to sell the bonds to third parties.
(2) Holding company only.

On October 22, 2021, IDACORP had no loans outstanding under its credit facilities and had no commercial paper outstanding. Idaho Power also had no loans outstanding under its credit facilities and no commercial paper outstanding at that date. During the three and nine months ended September 30, 2021, IDACORP and Idaho Power issued no short-term commercial paper.

Impact of Credit Ratings on Liquidity and Collateral Obligations

IDACORP’s and Idaho Power’s access to capital markets, including the commercial paper market, and their respective financing costs in those markets, depend in part on their respective credit ratings. There have been no changes to IDACORP's or Idaho Power's ratings by Standard & Poor’s Ratings Services (S&P) or Moody’s Investors Service (Moody's) from those included in the 2020 Annual Report. However, any rating can be revised upward or downward or withdrawn at any time by a rating agency if it decides that the circumstances warrant the change. In June 2021, Moody's rating outlook for IDACORP and Idaho Power were modified to negative, from stable, due to Moody's perception of the companies' financial profile relative to its A-rated peers. Moody's rating outlook indicated that it expected that IDACORP and Idaho Power would not take any material actions to improve their cash flows over the following 12-18 months. As disclosed in the 2020 Annual Report, Moody's credit ratings of IDACORP and Idaho Power are currently higher than the similar ratings of S&P. Were IDACORP’s and Idaho Power’s credit ratings at Moody’s to decrease to a similar level as S&P, the companies’ credit ratings would nonetheless remain investment grade and the companies do not believe it would have a material impact on their liquidity nor access to debt capital. Moody’s credit ratings of Baa3 and above are considered to be investment grade, or prime, ratings.

Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties. As of September 30, 2021, Idaho Power had posted no cash performance assurance collateral related to these contracts. Should Idaho Power experience a reduction in its credit rating on its unsecured debt to below investment grade, Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral, and counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions. Based upon Idaho Power’s current energy and fuel portfolio and market conditions as of September 30, 2021, the amount of additional collateral that could be requested upon a downgrade to below investment grade is approximately $17.1 million. To minimize capital requirements, Idaho Power actively monitors its portfolio exposure and the potential exposure to additional requests for performance assurance collateral through sensitivity analysis.

Capital Requirements

Idaho Power's construction expenditures, excluding AFUDC, were $188 million during the nine months ended September 30, 2021. The table below presents Idaho Power's estimated accrual-basis additions to electric plant for 2021 (including amounts incurred to-date) through 2025 (in millions of dollars). The amounts in the table exclude AFUDC. However, given the uncertainty associated with the timing of infrastructure projects and associated expenditures, actual expenditures and their timing could deviate substantially from those set forth in the table.

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

Approximately $121 million, including AFUDC, has been expended on the Boardman-to-Hemingway project through September 30, 2021. Pursuant to the terms of the joint funding arrangements, Idaho Power has received $79 million in reimbursement as of September 30, 2021, from project co-participants for their share of costs. As of the date of this report, no material co-participant reimbursements are outstanding. Joint permitting participants are obligated to reimburse Idaho Power for their share of any future project permitting expenditures or agreed upon early construction expenditures incurred by Idaho Power under the terms of the joint funding agreement.

The capital requirements table above includes approximately $160 million of Idaho Power's share of estimated costs related to the remaining permitting phase of the project (excluding AFUDC), and the costs related to the design, material procurement, and construction phases of the project. The preliminary estimates of Idaho Power’s share of construction costs, which are primarily included in the table in the period 2023-2025, could significantly change as the construction timeline nears and as the project participants further align on future activities, allocation of ownership interests, and cost estimates. In addition to the estimated costs included in the table above, which discloses Idaho Power's estimates through 2025, costs will continue to be incurred until the transmission line is placed into service.

The permitting phase of the Boardman-to-Hemingway project is subject to federal review and approval by the U.S. Bureau of Land Management (BLM), the U.S. Forest Service, the Department of the Navy, and certain other federal agencies. The BLM issued its record of decision for the project in November 2017, approving a right-of-way grant for the project to cross approximately 86 miles of BLM-administered land. The U.S. Forest Service issued its record of decision in November 2018, authorizing the project to cross approximately seven miles of National Forest lands. In September 2019, the Department of the Navy issued its record of decision authorizing the project to cross approximately seven miles of Department of the Navy lands. In November 2019, third parties filed a lawsuit in the federal district court of Oregon challenging the BLM and U.S. Forest Service records of decision for the Boardman-to-Hemingway project on several grounds. In August 2021, the federal district court of Oregon dismissed the third party lawsuits challenging the records of decision for the Boardman-to-Hemingway project and the third parties did not file to appeal that decision by the deadline in October 2021.

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

Under the current joint funding agreement, Idaho Power has an approximate 21 percent interest, BPA has an approximate 24 percent interest, and PacifiCorp has an approximate 55 percent interest in the permitting phase. As the current joint funding agreement covers primarily permitting activities, which are nearing completion, Idaho Power and its co-participants are exploring several scenarios of ownership, asset, and service arrangements aimed at maximizing the value of the project to each of the co-participants' customers. In July 2021, the co-participants entered into an agreement and acknowledged that BPA does not intend to participate in the construction of the project or to be a co-owner, in whole or in part, of the project, and that BPA intends to sell its interest in the project to either Idaho Power or a third party. Any changes regarding the ownership structure would be addressed through amended or new agreements for the future phases of the project.

In July 2021, Idaho Power awarded contracts for detailed design, geotechnical investigation, land surveying, and right-of-way option acquisition; and work commenced in the third quarter of 2021. Given the status of ongoing permitting activities and the construction period, Idaho Power expects the in-service date for the transmission line will be no earlier than 2026.

Gateway West Transmission Line: Idaho Power and PacifiCorp are pursuing the joint development of the Gateway West project, a high-voltage transmission lines project between a substation located near Douglas, Wyoming and the Hemingway substation located near Boise, Idaho. In January 2012, Idaho Power and PacifiCorp entered a joint funding agreement for permitting of the project. Idaho Power has expended approximately $47 million, including Idaho Power's AFUDC, for its share of the permitting phase of the project through September 30, 2021. As of the date of this report, Idaho Power estimates the total cost for its share of the project (including both permitting and construction) to be between $250 million and $450 million, including AFUDC. Idaho Power's estimated share of ongoing expenditures for the permitting phase of the project (excluding AFUDC) is included in the capital requirements table above. Idaho Power's share of potential early construction costs are excluded from the capital requirements table above because the timing of construction of Idaho Power's portion of the project is uncertain. Idaho Power and PacifiCorp continue to coordinate the timing of next steps to best meet customer and system needs.

Integrated Resource Plan and Customer Growth

The IPUC and OPUC require that Idaho Power prepare biennially an IRP. The IRP seeks to forecast Idaho Power's loads and resources for a 20-year period; analyzes potential supply-side, demand-side, and transmission resource options; and identifies potential near-term and long-term actions. Idaho Power filed its most recent IRP with the IPUC and OPUC in June 2019 and filed an amended 2019 IRP with additional information and modeling results in January 2020, as described in Part 1, Item 1 - "Resource Planning and Renewable Energy Projects" in the 2020 Annual Report. In March 2021 and April 2021, the IPUC and OPUC, respectively, acknowledged the second amended 2019 IRP. In May 2021, the IPUC issued an order approving Idaho Power's request to extend the filing deadline of the 2021 IRP to December 30, 2021.

In June 2021, Idaho Power issued a formal request for proposals for up to 80 MW of new resources to help meet peak electric energy needs in 2023 and, based on its efforts to address the 2023 projected peak energy needs, Idaho Power expects it could add approximately $100 million in capital expenditures over the next couple of years. Preliminary modeling for the 2021 IRP anticipates future large load customers, and as discussed above in the "Executive Overview" section in this MD&A, Idaho Power expects it will issue an additional request for proposals in late 2021 or 2022 to address customer growth and increased load demand in the next few years, including an increase in renewable energy resources to meet load demands and customer requests.

Defined Benefit Pension Plan Contributions

Idaho Power contributed $40 million to the defined benefit pension plan during the first nine months of 2021. Idaho Power does not expect to make any additional contributions to its defined benefit pension plan during 2021. Idaho Power's contributions are made in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions and to mitigate the cost of being in an underfunded position. The primary impact of pension contributions is on the timing of cash flows, as the timing of cost recovery lags behind contributions.

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

Contractual Obligations

During the nine months ended September 30, 2021, Idaho Power entered into:

•two new long-term transmission purchase agreements, which increased Idaho Power's contractual purchase obligations by approximately $16 million over the 5-year terms of the contracts; and
•two new contracts with PURPA-qualifying solar facilities and seven new replacement contracts for expiring power purchase agreements with PURPA-qualifying hydropower and cogeneration facilities, which collectively increased Idaho Power's contractual purchase obligations by approximately $218 million over the 3 to 20-year terms of the contracts.

Aside from these changes, IDACORP's and Idaho Power's contractual obligations, outside the ordinary course of business, did not change materially from the amounts disclosed in the 2020 Annual Report.

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

In May 2021, the IPUC ordered Idaho Power to work with interested parties and initiate separate cases to review the PCA and FCA mechanisms and to propose any modifications it determines are appropriate so those cases may be processed before the filing of the 2022 PCA application in April 2022 and the next FCA application in March 2022. Reviews of the mechanisms are ongoing, and to date, discussions with interested parties have been productive and aimed toward mutually agreeable solutions. As of the date of this report, Idaho Power expects to file applications with the IPUC with proposed modifications to the FCA and PCA mechanisms in the fourth quarter of 2021.

Idaho Power continues to assess the need and timing of filing a general rate case in its two retail jurisdictions and, based on its consideration of factors such as those described above, could file a general rate case in Idaho and Oregon within the next couple of years.

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

Notable Retail Rate Changes During 2021

During 2021, Idaho Power received orders authorizing the rate changes summarized in the table below.

Description	Status	Estimated Annual Rate Impact(1)	Notes
Power Cost Adjustment Mechanism - Idaho	New PCA rate became effective June 1, 2021	$39.1 million PCA increase for the period from June 1, 2021, to May 31, 2022	The income statement impact of revenue changes associated with the Idaho PCA mechanism is largely offset by associated increases and decreases in actual power supply costs and amortization of deferred power supply costs. The rate increase reflects a forecasted reduction in low-cost hydroelectric generation as well as higher costs associated with PURPA power purchases. The net increase in PCA revenues also reflects a smaller credit to customers through the true-up component.
Fixed Cost Adjustment Mechanism - Idaho	New FCA rate became effective June 1, 2021	$2.8 million FCA increase for the period from June 1, 2021, to May 31, 2022	The FCA is designed to remove a portion of Idaho Power’s financial disincentive to invest in energy efficiency programs by partially separating (or decoupling) the recovery of fixed costs from the volumetric kilowatt-hour charge and instead linking it to a set amount per customer.
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

Based on its estimate of full-year 2021 Idaho ROE, in both the third quarter and first nine months of 2021, Idaho Power recorded no additional ADITC amortization or provision against current revenues for sharing of earnings with customers for 2021 under the May 2018 Idaho Tax Reform Settlement Stipulation. Accordingly, at September 30, 2021, the full $45 million of additional ADITC remained available for future use. Idaho Power also recorded no additional ADITC amortization or provision against revenues for sharing of earnings with customers during the third quarter and first nine months of 2020, based on its then-current estimate of full-year 2020 Idaho ROE.

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

The following table summarizes the change in deferred (accrued) net power supply costs during the nine months ended September 30, 2021 (in millions).

	Idaho	Oregon	Total
Accrued net power supply costs at December 31, 2020	$(14.7)	$(0.3)	$(15.0)
Current period net power supply costs deferred	2.2	—	2.2
Prior amounts refunded through rates	23.7	0.1	23.8
SO2 allowance and renewable energy certificate sales	(3.3)	(0.1)	(3.4)
Interest and other	2.3	—	2.3
Deferred (accrued) net power supply costs at September 30, 2021	$10.2	$(0.3)	$9.9

Open Access Transmission Tariff

Idaho Power uses a formula rate for transmission service provided under its OATT, which allows transmission rates to be updated annually based primarily on financial and operational data Idaho Power files with the FERC. In August 2021, Idaho Power filed its 2021 final transmission rate with the FERC, reflecting a transmission rate of $31.19 per "kW-year," effective for the period from October 1, 2021, to September 30, 2022. A "kW-year" is a unit of electrical capacity equivalent to 1 kilowatt of power used for 8,760 hours. Idaho Power's final rate was based on a net annual transmission revenue requirement of $127.3 million. The OATT rate in effect from October 1, 2020 to September 30, 2021, was $29.95 per kW-year based on a net annual transmission revenue requirement of $117.7 million. The increase in the OATT rate is largely attributable to increased transmission plant as well as decreased short-term firm and non-firm transmission revenues in 2020, which serve as an offset to the transmission revenue requirement.

Depreciation Rate Update Requests

In 2021, Idaho Power conducted a depreciation study of electric plant-in-service, which it performs approximately every five years. The study provided updates to net salvage percentages and service life estimates for Idaho Power plant assets. Based on the study, in June 2021 Idaho Power filed applications with the IPUC and OPUC requesting approval to institute revised depreciation rates for Idaho Power's electric plant-in-service and increase base rates by an aggregate of $3.9 million to reflect the revised depreciation rates applied to electric plant-in-service balances included in the most recent general rate cases. The proposed adjustments in these applications are an overall rate increase of 0.31 percent in Idaho and 0.24 percent in Oregon. Idaho Power requested an effective date of December 1, 2021, for these adjustments, and as of the date of this report, orders from the IPUC and OPUC are pending.

Jim Bridger Power Plant Rate Request

Also in June 2021, Idaho Power filed an application with the IPUC requesting authorization to (a) accelerate depreciation for the Jim Bridger plant, to allow the plant to be fully depreciated and recovered by December 31, 2030, (b) establish a balancing account to track the incremental costs and benefits associated with ceasing participation in coal-fired operations at the Jim Bridger plant, and (c) adjust customer rates to recover the associated incremental annual levelized revenue requirement in the aggregate amount of $30.8 million, which includes Idaho Power's share of all electric plant in service at the Jim Bridger plant. The proposed adjustment in this application was an overall rate increase of 2.53 percent in Idaho.

In September 2021, the co-owner and operator of the Jim Bridger Plant submitted its IRP to the IPUC that contemplates ceasing coal-fired generation in units 1 and 2 in 2023 and converting those units to natural gas generation by 2024. At a public meeting in October 2021, the the IPUC approved a joint motion by Idaho Power and the IPUC Staff to suspend the procedural schedule in Idaho Power's rate request case to assess new developments that impact operations at the Jim Bridger plant, citing a potential option to convert the units to natural gas generation and the ongoing status of regional haze compliance discussions. In October 2021, Idaho Power notified the IPUC that the company expects to resolve the uncertainties in the case before the end of 2021.

Wildfire Mitigation Cost Deferral

In June 2021, the IPUC authorized Idaho Power to defer for future amortization incremental O&M and depreciation expense of certain capital investments necessary to implement the company's WMP. The IPUC also authorized Idaho Power to record these deferred expenses as a regulatory asset until the company can request amortization of the deferred costs in a future IPUC proceeding, at which time the IPUC will have the opportunity to review actual costs and determine the amount of prudently incurred costs that Idaho Power can recover through retail rates. Idaho Power projects spending approximately $47 million in incremental wildfire mitigation-related O&M and roughly $35 million in wildfire mitigation system-hardening capital incremental expenditures over the next five years. The IPUC authorized a deferral period of five years, or until rates go into effect after Idaho Power's next general rate case, whichever is first. As of September 30, 2021, Idaho Power’s deferral related to the WMP was not material. However, Idaho Power expects that it will incur additional incremental costs from its enhanced wildfire mitigation efforts in future periods.

Valmy Plant Exit Date

In April 2021, Idaho Power filed an application with the IPUC requesting an acknowledgment that its year-end 2025 exit date from Valmy unit 2 is appropriate based on economics and reliability needs. In September 2021, the IPUC issued an order acknowledging December 31, 2025, as the appropriate exit date.

Renewable and Other Energy Contracts

Idaho Power has contracts for the purchase of electricity produced by third-party owned generation facilities, most of which produce energy with the use of renewable generation sources such as wind, solar, biomass, small hydropower, and geothermal. The majority of these contracts are entered into as mandatory purchases under PURPA. As of September 30, 2021, Idaho Power had contracts to purchase energy from 129 online PURPA projects. An additional three contracts are with online non-PURPA projects, including the Elkhorn Valley wind project with a 101-MW nameplate capacity.

The following table sets forth, as of September 30, 2021, the resource type and nameplate capacity of Idaho Power's signed agreements for power purchases from PURPA and non-PURPA generating facilities. These agreements have original contract terms ranging from one to 35 years.

Resource Type	On-line megawatts (MW)	Under Contract but not yet On-line (MW)	Total Projects under Contract (MW)
PURPA:
Wind	627	—	627
Solar	316	74	390
Hydropower	150	1	151
Other	44	—	44
Total	1,137	75	1,212
Non-PURPA:
Wind	101	—	101
Geothermal	35	—	35
Solar	—	120	120
Total	136	120	256

The projects not yet online include one PURPA hydropower project that is scheduled to be online later this year, one PURPA solar project scheduled to be on-line in 2022, and two PURPA solar projects scheduled to be on-line in 2023. The non-PURPA solar project is scheduled to be online in 2022.

In July 2020, the FERC issued Order No. 872, which could affect how states determine PURPA project avoided cost rates for purchases of power generated from PURPA qualifying facilities (QF), which facilities are eligible for QF status, whether and when certain QFs can enter into purchase agreements with utilities, and how parties can contest the eligibility of a generation facility seeking QF status. As of the date of this report, Idaho Power is unable to determine the impact of these potential changes on the company's future obligations for PURPA power purchase contracts. Further action by the state public utility commissions is required to implement many of the changes. Substantially all PURPA power purchase costs are recovered through base rates and Idaho Power's power cost adjustment mechanisms.

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

In April 2019, the states of Idaho and Oregon, along with Idaho Power, reached a settlement pertaining to the CWA Section 401 certification that requires Idaho Power to increase the number of Chinook salmon it releases each year through expanded hatchery production. Additionally, Idaho Power is required to fund a total of $12 million of research and water quality improvements in the HCC over a 20-year period following the issuance of the license. Idaho Power estimates that the combined cost of the mandated water quality improvements and expanded hatchery production is $20 million in aggregate over the first 20 years of the new license term. In May 2019, Oregon and Idaho issued final CWA Section 401 certifications. These certifications have been submitted to the FERC as part of the relicensing process. In July 2019, three third parties filed lawsuits against the Oregon Department of Environmental Quality in Oregon state court challenging the Oregon CWA Section 401 certification based on fish passage, water temperature, and mercury issues associated with the Snake River and the HCC. Two of the lawsuits were consolidated, and Idaho Power intervened in that lawsuit and the parties reached a settlement. The court dismissed the third challenge to the Oregon CWA 401 certification with prejudice. No parties challenged the Idaho CWA 401 certification. In December 2019, Idaho Power filed an Offer of Settlement with the FERC requesting specific language be included in the new HCC license based upon the settlement among Idaho, Oregon, and Idaho Power. During the first quarter of 2020, the FERC received several comments opposing the Offer of Settlement and its decision relating to the Offer of Settlement is pending as of the date of this report.

In July 2020, Idaho Power submitted to the FERC its supplement to the final license application that incorporated the settlement agreement reached between Idaho and Oregon on the CWA Section 401 certifications, and provided feedback on proposed modification of the 2007 final environmental impact statement for the HCC. The July 2020 filing also contained an updated cost analysis of the HCC and a request for the FERC to issue a 50-year license and initiate a supplemental National Environmental Policy Act (NEPA) process at the FERC. Idaho Power prepared draft biological assessments in consultation with the U.S. Fish and Wildlife Service (USFWS) and the National Marine Fisheries Service (NMFS) and filed those with the FERC in October 2020. The draft biological assessments provide information to the USFWS and the NMFS that is necessary to issue their biological opinion as required under the Endangered Species Act (ESA). In December 2020, FERC staff issued six additional information requests (AIRs) from Idaho Power to help with the analysis and baseline for the project moving forward. Idaho Power has filed responses to all six of the AIRs with FERC. Subsequently, in September 2021 FERC issued ten additional AIRs to clarify the cost of the proposed mitigation measures. Once FERC has evaluated the additional information, Idaho Power expects it to decide what, if any, additional environmental analysis is necessary to issue a license. Idaho Power expects the FERC will also initiate formal ESA consultation with the USFWS and the NMFS. The FERC could issue an HCC license as early as 2023, but as of the date of this report, Idaho Power believes issuance is more likely in 2024 or thereafter.

Costs for the relicensing of Idaho Power's hydropower projects are recorded in construction work in progress until new multi-year licenses are issued by the FERC, at which time the charges are transferred to electric plant in service. Idaho Power expects to seek recovery of relicensing costs and costs related to a new long-term license through the regulatory process. Relicensing costs of $380 million (including AFUDC) for the HCC were included in construction work in progress at September 30, 2021. As of the date of this report, the IPUC authorizes Idaho Power to include in its Idaho jurisdiction rates

$8.8 million of AFUDC annually relating to the HCC relicensing project. Collecting these amounts currently will reduce future collections when HCC relicensing costs are approved for recovery in base rates. As of September 30, 2021, Idaho Power's regulatory liability for collection of AFUDC relating to the HCC was approximately $183 million.

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

A summary of notable environmental matters (including conditions and events associated with climate change) impacting, or expected to potentially impact, IDACORP and Idaho Power is included in Part II, Item 7 - "MD&A - Environmental Issues" and "MD&A - Liquidity and Capital Resources - Capital Requirements - Environmental Regulation Costs" in the 2020 Annual Report. Developments in certain environmental matters relevant to Idaho Power are described below.

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

January 2021 Executive Order

In June 2021, in response to the new Presidential Administration's executive order directing federal agencies to review certain environmental regulations (January 2021 Executive Order), the USFWS and the NMFS released a plan to initiate rulemaking to revise, rescind, or reinstate five ESA regulations finalized by the prior administration. The agencies announced that they intend to rescind regulations that revised the USFWS's process for considering exclusions from critical habitat designations, rescind the regulatory definition of habitat, revise regulations for listing species and designating critical habitat, revise regulations for interagency cooperation, and reinstate certain protections for species listed as threatened under the ESA. On October 26, 2021, the USFWS and NMFS proposed new rules to remove exclusions for certain territory subject to critical habitat designations and to rescind the prior administration's regulatory definition of habitat. As described in Part II, Item 7 - "MD&A - Environmental Issues" in the 2020 Annual Report, these ESA regulations could impact the timing and feasibility of the HCC relicensing project and the Gateway West and Boardman-to-Hemingway transmission projects and other infrastructure projects, which could lead to substantially higher construction, permitting, and licensing costs and could delay construction.

Changes to NEPA: In July 2020, the previous Presidential Administration's Council on Environmental Quality (CEQ) announced its final rule to narrow federal agencies' NEPA obligations (2020 NEPA Rule), which had the potential to expedite and reduce the cost of Idaho Power's permitting and right-of-way processes. NEPA applies to Idaho Power’s transmission and distribution lines that are located on federal land, as well as other company activities involving federal actions. Under Executive Order 13990 issued in January 2021, the new Presidential Administration’s CEQ was tasked with reviewing the 2020 NEPA Rule. In October 2021, the CEQ published a notice of proposed rulemaking to reverse the more narrow 2020 NEPA Rule, with minor modifications, which if promulgated as proposed, could delay and increase the cost of Idaho Power’s projects. The proposed rule’s focus on restoring consideration of indirect and cumulative environmental impacts of infrastructure projects could result in federal agencies giving greater consideration to climate change and environmental justice-related impacts in their decision-making. The proposed rule is subject to a comment period, expiring on November 22, 2021.

Migratory Bird Treaty Act Matters

In October 2021, also in response to the January 2021 Executive Order, the USFWS announced that it revoked the previous administration's interpretation of the Migratory Bird Treaty Act (MBTA) and implemented a new rule that reinstates the USFWS long-standing interpretation of the MBTA prohibiting the incidental take of migratory birds. Concurrently, the USFWS published an advanced notice of proposed rulemaking to determine whether and under what circumstances it could authorize incidental take. Similar to the changes in the ESA regulations, described in Part II, Item 7 - "MD&A - Environmental Issues" in the 2020 Annual Report, these MBTA regulations could impact the timing and feasibility of the Gateway West and Boardman-to-Hemingway transmission projects and other infrastructure projects that may interfere with migratory birds in the vicinity of such projects, which could lead to substantially higher construction, permitting, and licensing costs and could delay construction.

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

In February 2019, PacifiCorp submitted a SIP revision to the WDEQ as an alternative regional haze compliance plan for the Jim Bridger plant that includes a reduced plant-wide monthly limit on emissions for NOx and SO2 and an annual total emissions cap for NOx and SO2 for units 1-4. In May 2020, the WDEQ approved the alternative plan as proposed, which would eliminate the requirement to install add-on NOx controls at Jim Bridger units 1 and 2. In September 2021, PacifiCorp submitted its IRP to the IPUC that contemplates ceasing coal-fired generation in units 1 and 2 in 2023 and converting those units to natural gas generation by 2024. As of the date of this report, the EPA has not formally acted on the SIP revision; however, the EPA has been in discussions with the WDEQ and PacifiCorp regarding options for regional haze compliance.

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

Idaho Power believes the repealed rule, the WOTUS Rule, the Navigable Waters Protection Rule, and the potential new rule will continue to be challenged in court, but expects that, even if the WOTUS Rule is reinstated in Idaho or another expansive rule is enacted in Idaho and should the revised definition take effect in Idaho, while it may cause Idaho Power to incur additional permitting obligations, regulatory requirements, and other costs associated with the rule, the aggregate amount of increased costs is unlikely to have a material adverse effect on Idaho Power's operations or financial condition, in part due to the relatively arid climate of Idaho Power's service area. Similarly, because the CWA, as interpreted even prior to the WOTUS Rule, applies to most of Idaho Power's facilities, including its hydropower plants, Idaho Power does not expect reinstatement or a similar rule would have a material impact on Idaho Power's operations or financial condition.

Section 401 Water Quality Certification: As described more fully under “Relicensing of Hydropower Projects” in the "Regulatory Matters" section of this MD&A and in the 2020 Annual Report in Part II, Item 7 - "Regulatory Matters," Idaho Power filed water quality certification applications, required under Section 401 of the CWA, with the states of Idaho and Oregon requesting that each state certify that any discharges from the HCC comply with applicable state water quality standards. The states issued final certifications in May 2019, after reaching a settlement with Idaho Power on fisheries-related matters. The Oregon certification, however, was challenged in state court by third parties. Idaho Power intervened in one of those lawsuits, and the parties reached a settlement, and the other lawsuit was dismissed by the court. In December 2019, Idaho Power filed an Offer of Settlement with the FERC requesting specific language be included in the new HCC license based upon the fish settlement among Idaho, Oregon, and Idaho Power. During the first quarter of 2020, the FERC received several comments opposing the Offer of Settlement and its decision relating to the Offer of Settlement is pending as of the date of this report.

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

In May 2021, in response to the January 2021 Executive Order, the EPA announced its intention to reconsider and revise the CWA Section 401 regulations. Idaho Power expects the EPA to expand state and tribal authority over water quality certifications; however, such expanded authority would not likely impact the timing and cost of the HCC certification unless the FERC declines to adopt the Offer of Settlement, in which case Idaho Power would file new water quality certification applications in Idaho and Oregon with revisions necessary to address changes to the regulations, which Idaho Power cannot currently predict and could delay the timing of issuance and increase the cost of obtaining a license for the HCC.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IDACORP is exposed to market risks, including changes in interest rates, changes in commodity prices, credit risk, and equity price risk. The following discussion summarizes material changes in these risks since December 31, 2020, and the financial instruments, derivative instruments, and derivative commodity instruments sensitive to changes in interest rates, commodity prices, and equity prices that were held at September 30, 2021. IDACORP has not entered into any of these market-risk-sensitive instruments for trading purposes.

Interest Rate Risk

IDACORP manages interest expense and short- and long-term liquidity through a combination of fixed rate and variable rate debt. Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly-rated financial institutions may be used to achieve the desired combination.

Variable Rate Debt: As of September 30, 2021, IDACORP had no net variable rate debt, as the carrying value of short-term investments exceeded the carrying value of outstanding variable rate debt.

Fixed Rate Debt: As of September 30, 2021, IDACORP had $2.0 billion in fixed rate debt, with a fair market value of approximately $2.3 billion. These instruments are fixed rate and, therefore, do not expose the companies to a loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $227 million if market interest rates were to decline by one percentage point from their September 30, 2021 levels.

Commodity Price Risk

IDACORP's exposure to changes in commodity prices is related to Idaho Power's ongoing utility operations that produce electricity to meet the demand of its retail electric customers. These changes in commodity prices are mitigated in large part by Idaho Power's Idaho and Oregon power cost adjustment mechanisms. To supplement its generation resources and balance its supply of power with the demand of its retail customers, Idaho Power participates in the wholesale marketplace. IDACORP's commodity price risk as of September 30, 2021, had not changed materially from that reported in Item 7A of IDACORP's Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Annual Report). Information regarding Idaho Power’s use of derivative instruments to manage commodity price risk can be found in Note 10 - "Derivative Financial Instruments" to the condensed consolidated financial statements included in this report.

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

The use of performance assurance collateral in the form of cash, letters of credit, or guarantees is common industry practice. Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties. As of September 30, 2021, Idaho Power had posted no performance assurance collateral related to these contracts. Should Idaho Power experience a reduction in its credit rating on Idaho Power's unsecured debt to below investment grade Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral. Counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions. Based upon Idaho Power's energy and fuel portfolio and market conditions as of September 30, 2021, the amount of collateral that could be requested upon a downgrade to below investment grade was approximately $17.1 million. To minimize capital requirements, Idaho Power actively monitors the portfolio exposure and the potential exposure to additional requests for performance assurance collateral calls through sensitivity analysis.

IDACORP's credit risk related to uncollectible accounts, net of amounts reserved, as of September 30, 2021, had not changed materially from that reported in Item 7A of the 2020 Annual Report, except as disclosed in Note 4 - "Revenues" to the condensed consolidated financial statements included in this report. Additional information regarding Idaho Power’s management of credit risk and credit contingent features can be found in Note 10 - "Derivative Financial Instruments" to the condensed consolidated financial statements included in this report.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

IDACORP: The Chief Executive Officer and the Chief Financial Officer of IDACORP, based on their evaluation of IDACORP’s disclosure controls and procedures (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (Exchange Act)) as of September 30, 2021, have concluded that IDACORP’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective as of that date.

Idaho Power: The Chief Executive Officer and the Chief Financial Officer of Idaho Power, based on their evaluation of Idaho Power’s disclosure controls and procedures (pursuant to Rule 13a-15(b) of the Exchange Act) as of September 30, 2021, have concluded that Idaho Power’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective as of that date.

Changes in Internal Control over Financial Reporting

There have been no changes in IDACORP's or Idaho Power's internal control over financial reporting during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, IDACORP's or Idaho Power's internal control over financial reporting.

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

Issuer Purchases of Equity Securities

IDACORP did not repurchase any shares of its common stock during the quarter ended September 30, 2021.

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

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed or furnished, as applicable, with the Quarterly Report on Form 10-Q for the quarter ended September 30, 2021:

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

IDACORP, INC.
(Registrant)

Date:	October 28, 2021	By:	/s/ Lisa A. Grow
Lisa A. Grow
President and Chief Executive Officer

Date:	October 28, 2021	By:	/s/ Steven R. Keen
Steven R. Keen
Senior Vice President and Chief Financial Officer

IDAHO POWER COMPANY
(Registrant)

Date:	October 28, 2021	By:	/s/ Lisa A. Grow
Lisa A. Grow
President and Chief Executive Officer

Date:	October 28, 2021	By:	/s/ Steven R. Keen
Steven R. Keen
Senior Vice President and Chief Financial Officer