Form 10-K
period 2021-12-31
IDACORP INC; IDAHO POWER CO
filed 2022-02-17
CIK 1057877, 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

	For the fiscal year ended	December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ................... to .................................................................

	Exact name of registrants as specified in			IRS Employer
Commission File Number	their charters, address of principal executive offices, zip code and telephone number			Identification Number
1-14465	IDACORP, Inc.			82-0505802
1-3198	Idaho Power Company			82-0130980
1221 W. Idaho Street
	Boise,	ID	83702-5627
	(208)	388-2200

State of incorporation:			Idaho

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, without par value	IDA	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934

Idaho Power Company:	Preferred Stock

Indicate by check mark whether the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.

IDACORP, Inc.	Yes	☒	No	☐	Idaho Power Company	Yes	☐	No	☒

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

IDACORP, Inc.	Yes	☐	No	☒	Idaho Power Company	Yes	☐	No	☒

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

IDACORP, Inc.	Yes	☒	No	☐	Idaho Power Company	Yes	☒	No	☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act).

IDACORP, Inc.	Yes	☐	No	☒	Idaho Power Company	Yes	☐	No	☒

Aggregate market value of voting and non-voting common stock held by non-affiliates (June 30, 2021):

IDACORP, Inc.:	$4,876,126,808	Idaho Power Company:	None

Number of shares of common stock outstanding as of February 11, 2022:
IDACORP, Inc.:	50,523,810
Idaho Power Company:	39,150,812	, all held by IDACORP, Inc.

Documents Incorporated by Reference:

Part III, Items 10 - 14	Portions of IDACORP, Inc.’s definitive proxy statement to be filed pursuant to Regulation 14A for the 2022 annual meeting of shareholders.

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

		Page

Commonly Used Terms		4
Cautionary Note Regarding Forward-Looking Statements		5

Part I

Item 1	Business	7
	Information about our Executive Officers	20
Item 1A	Risk Factors	22
Item 1B	Unresolved Staff Comments	36
Item 2	Properties	36
Item 3	Legal Proceedings	37
Item 4	Mine Safety Disclosures	37

Part II

Item 5	Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	38
Item 6	Reserved
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	39
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	79
Item 8	Financial Statements	81
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	137
Item 9A	Controls and Procedures	137
Item 9B	Other Information	141
Item 9C	Disclosure Regarding Foreign Jurisdiction that Prevent Inspections	141

Part III

Item 10	Directors, Executive Officers and Corporate Governance*	141
Item 11	Executive Compensation*	141
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*	141
Item 13	Certain Relationships and Related Transactions, and Director Independence*	142
Item 14	Principal Accountant Fees and Services*	142

Part IV

Item 15	Exhibits and Financial Statement Schedules	143
Item 16	Form 10-K Summary	152

Signatures		153

* Except as indicated in Items 10, 12, and 14, IDACORP, Inc. information is incorporated by reference to IDACORP, Inc.'s definitive proxy statement for the 2022 annual meeting of shareholders.

COMMONLY USED TERMS

The following select abbreviations, terms, or acronyms are commonly used or found in multiple locations in this report:

2021 Annual Report	-	IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2021	kWh	-	Kilowatt-hour
ADITC	-	Accumulated Deferred Investment Tax Credits	LTICP	-	IDACORP 2000 Long-Term Incentive and Compensation Plan
AFUDC	-	Allowance for Funds Used During Construction	MATS	-	Mercury and Air Toxics Standards
AOCI	-	Accumulated Other Comprehensive Income	MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations
APCU	-	Annual Power Cost Update	MMBtu	-	Million British Thermal Units
BCC	-	Bridger Coal Company, a joint venture of IERCo	MW	-	Megawatt
BLM	-	U.S. Bureau of Land Management	MWh	-	Megawatt-hour
CAA	-	Clean Air Act	NAAQS	-	National Ambient Air Quality Standards
CO2	-	Carbon Dioxide	NEPA	-	National Environmental Policy Act
CWA	-	Clean Water Act	NMFS	-	National Marine Fisheries Service
EIS	-	Environmental Impact Statement	NOAA Fisheries	-	National Oceanic and Atmospheric Administration's National Marine Fisheries Service
EPA	-	U.S. Environmental Protection Agency	NO2	-	Nitrogen Dioxide
ESA	-	Endangered Species Act	NOx	-	Nitrogen Oxide
FASB	-	Financial Accounting Standards Board	O&M	-	Operations and Maintenance
FCA	-	Idaho Fixed Cost Adjustment	OATT	-	Open Access Transmission Tariff
FERC	-	Federal Energy Regulatory Commission	OPUC	-	Public Utility Commission of Oregon
FPA	-	Federal Power Act	PCA	-	Idaho-jurisdiction Power Cost Adjustment
GAAP	-	Generally Accepted Accounting Principles	PCAM	-	Oregon Power Cost Adjustment Mechanism
GHG	-	Greenhouse Gas	PURPA	-	Public Utility Regulatory Policies Act of 1978
HCC	-	Hells Canyon Complex	REC	-	Renewable Energy Certificate
IDACORP	-	IDACORP, Inc., an Idaho Corporation	RH BART	-	Regional haze - best available retrofit technology
Idaho Power	-	Idaho Power Company, an Idaho Corporation	RPS	-	Renewable Portfolio Standard
Idaho ROE	-	Idaho-jurisdiction return on year-end equity	SEC	-	U.S. Securities and Exchange Commission
Ida-West	-	Ida-West Energy Company, a subsidiary of IDACORP, Inc.	SMSP	-	Security Plan for Senior Management Employees
IERCo	-	Idaho Energy Resources Co., a subsidiary of Idaho Power Company	SO2	-	Sulfur Dioxide
IFS	-	IDACORP Financial Services, Inc., a subsidiary of IDACORP, Inc.	USACE	-	U.S. Army Corps of Engineers
IPUC	-	Idaho Public Utilities Commission	USFWS	-	U.S. Fish and Wildlife Service
IRP	-	Integrated Resource Plan	Western EIM	-	Energy imbalance market implemented in the western United States
IRS	-	U.S. Internal Revenue Service	WDEQ	-	Wyoming Department of Environmental Quality
Jim Bridger plant	-	Jim Bridger generating plant	WPSC	-	Wyoming Public Service Commission
kW	-	Kilowatt

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
•the ongoing impacts of COVID-19 and its variants, and government mandates related to COVID-19 vaccines, masking, and testing, on the global and regional economy and on Idaho Power’s employees, customers, contractors, and suppliers, including on loads and revenues, uncollectible accounts, transmission revenues, supply chain availability, attrition of skilled workers, and other aspects of the economy and the companies’ business;
•changes in residential, commercial, and industrial growth and demographic patterns within Idaho Power’s service area, and their associated impacts on loads and load growth, and the availability of regulatory mechanisms that allow for timely cost recovery through customer rates in the event of those changes;
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
•advancement of self-generation, energy storage, energy efficiency, alternative energy sources, and other technologies that may reduce Idaho Power’s sale or delivery of electric power or introduction of operational or cyber-security vulnerabilities to the power grid;
•acts or threats of terrorist incidents, acts of war, social unrest, cyber or physical security attacks, and other malicious acts of individuals or groups seeking to disrupt Idaho Power's operations or the electric power grid or compromise data, or the disruption or damage to the companies’ business, operations, or reputation resulting from such events;
•the expense and risks associated with capital expenditures for, and the permitting and construction of, utility infrastructure that Idaho Power may be unable to complete or may not be deemed prudent by regulators for cost recovery or a return on investment;
•demand for power during peak periods could exceed forecasted supply, resulting in increased costs for purchasing capacity in the market or acquiring or constructing additional generation resources and battery storage facilities;
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
•disruptions or outages of Idaho Power’s generation or transmission systems or of any interconnected transmission systems, which can result in liability for Idaho Power, increase power costs, and reduce revenues;
•accidents, terrorist acts, electrical contacts, fires (either affecting or caused by Idaho Power facilities or infrastructure), explosions, general system damage or dysfunction, intentional acts of destruction, uncontrolled release of water from hydropower dams, and other unplanned events that may occur while operating and maintaining assets, which can cause unplanned outages; reduce generating output, damage company assets, operations, or reputation; subject Idaho Power to third-party claims for property damage, personal injury, or loss of life; or result in the imposition of fines and penalties for which Idaho Power may have inadequate insurance coverage;
•the increased purchased power costs and operational challenges associated with purchasing and integrating intermittent renewable energy sources into Idaho Power’s resource portfolio;
•Idaho Power’s concentration in one industry and one region and the lack of diversification, and the resulting exposure to regional economic conditions and regional legislation and regulation;
•employee workforce factors, including the operational and financial costs of unionization or the attempt to unionize all or part of the companies’ workforce, the impact of an aging workforce and retirements, the cost and ability to attract and retain skilled workers and third-party vendors, the cost of living and the related impact on recruiting employees, and the ability to adjust the labor cost structure when necessary;
•failure to comply with state and federal laws, regulations, and orders, including interpretations and enforcement initiatives by regulatory and oversight bodies, which may result in penalties and fines and increase the cost of compliance and remediation;
•changes in tax laws or related regulations or interpretations of applicable laws by federal, state, or local taxing jurisdictions, and the availability of tax credits, and the tax rates payable by IDACORP shareholders on common stock dividends;
•adoption of, changes in, and costs of compliance with, laws, regulations, and policies relating to the environment, climate change, natural resources, and threatened and endangered species, and the ability to recover associated increased costs through rates;
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

Available Information

IDACORP and Idaho Power make available free of charge on their websites their Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934 as soon as reasonably practicable after the reports are electronically filed with or furnished to the U.S. Securities and Exchange Commission (SEC). IDACORP's website is www.idacorpinc.com and Idaho Power's website is www.idahopower.com. The contents of these websites are not part of IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2021 (2021 Annual Report).

UTILITY OPERATIONS

Background

Idaho Power provided electric utility service to approximately 604,000 retail customers in southern Idaho and eastern Oregon as of December 31, 2021. Approximately 506,000 of these customers are residential. Idaho Power’s principal commercial and industrial customers are involved in food processing, electronics and general manufacturing, agriculture, health care, government, and education. Idaho Power also provides irrigation customers with electric utility service to operate irrigation pumps during the agricultural growing season. Idaho Power holds franchises, typically in the form of right-of-way arrangements, in 72 cities in Idaho and 7 cities in Oregon and holds certificates from the respective public utility regulatory authorities to serve all or a portion of 25 counties in Idaho and 3 counties in Oregon. Idaho Power's service area is shaded in the illustration on the following page and covers approximately 24,000 square miles with an estimated population of 1.3 million.

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

Regulatory Accounting

Idaho Power meets the requirements under accounting principles generally accepted in the United States of America (GAAP) to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation, with the impacts of rate regulation reflected in its financial statements. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures, such as property, plant, and equipment; regulatory assets and liabilities; operating revenues; other operations and maintenance expense; depreciation expense; and income tax expense. These principles sometimes result in Idaho Power recording expenses and revenues in a different period than when an unregulated enterprise would record such expenses and revenues. In these instances, the amounts are deferred or accrued as regulatory assets or regulatory liabilities on the balance sheet and recorded on the income statement when recovered or returned in rates or when otherwise directed to begin amortization by a regulator. Additionally, regulators can impose regulatory liabilities upon a regulated company for amounts previously collected from customers that are expected to be refunded. Idaho Power records regulatory assets or liabilities if it expects the amounts will be reflected in future prices, based on regulatory orders or other available evidence.

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

Business Strategy

IDACORP is committed to its focus on competitive total returns and generating long-term value for shareholders. IDACORP’s business strategy emphasizes Idaho Power as its core business, as Idaho Power's regulated utility operations are the primary driver of IDACORP's operating results. IDACORP’s strategy is focused on four areas: growing financial strength, improving Idaho Power's core business, enhancing Idaho Power’s brand, and keeping employees safe and engaged. IDACORP's board of directors has reviewed and affirmed IDACORP’s long-term strategy. In executing on these four strategic cornerstones, IDACORP seeks to balance the interests of shareowners, Idaho Power customers, employees, and other stakeholders. Idaho Power is committed to working for strong, sustainable financial results by continuing to provide reliable, affordable, clean energy to its customers from diversified generation resources.

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

In addition to general rate case filings, ratemaking proceedings can involve charges or credits related to specific costs, programs, or activities, as well as the recovery or refund of amounts deferred or accrued under specific authorization from the IPUC or OPUC. Deferred amounts are generally collected from, and accrued amounts are generally refunded to, retail customers through the use of base rates or supplemental tariffs. Outside of base rates, three of the most significant mechanisms for recovery of costs are the power cost adjustment mechanisms, FCA mechanism, and energy efficiency riders. For more information on these mechanisms, see Note 3 – “Regulatory Matters” and Note 4 - “Revenues” to the consolidated financial statements included in this report

Retail Energy Sales: Weather, seasonal customer demand, energy efficiency, customer generation, and economic conditions all impact the amount of electricity that Idaho Power sells as well as the costs it incurs to provide that electricity. Idaho Power's utility revenues are not earned, and associated expenses are not incurred, evenly during the year. Idaho Power’s retail energy sales typically peak during the summer irrigation and cooling season, with a lower peak during the winter heating season. Extreme temperatures increase sales to customers who use electricity for cooling and heating, and mild temperatures decrease sales. Availability of water and extreme temperatures during the agricultural growing season impact electricity sales to customers who use electricity to operate irrigation pumps. Alternative methods of generation, including customer-owned solar and other forms of distributed generation, have the potential to decrease Idaho Power sales to existing customers. Also, development of new technologies and services to help energy consumers manage energy in new ways could continue to alter demand for Idaho Power's electric energy. Approximately 95 percent of Idaho Power’s retail revenue originates from customers located in Idaho, with the remainder originating from customers located in Oregon. Idaho Power’s operations, including information on energy sales, are discussed further in Part II, Item 7 - MD&A - "Results of Operations - Utility Operations.”

The table that follows presents Idaho Power’s revenues and sales volumes for the last three years, classified by customer type.

	Year Ended December 31,
	2021	2020	2019
Retail revenues (thousands of dollars):
Residential (includes $34,835, $34,409, and $35,587, respectively, related to the FCA(1))	$583,061	$547,404	$526,966
Commercial (includes $1,407, $1,543, and $1,336, respectively, related to the FCA(1))	314,745	293,057	295,203
Industrial	195,214	181,258	181,372
Irrigation	168,664	154,791	135,850
Provision for sharing	(569)	—	—
Deferred revenue related to HCC relicensing AFUDC(2)	(8,780)	(8,780)	(8,780)
Total retail revenues	1,252,335	1,167,730	1,130,611
Wholesale energy sales	40,839	33,656	71,198
Transmission wheeling-related revenues	67,997	51,592	53,828
Energy efficiency program revenues	29,920	42,478	40,128
Other revenues	64,319	51,884	47,175
Total electric utility operating revenues	$1,455,410	$1,347,340	$1,342,940
Energy sales (thousands of Megawatt-hour (MWh)):
Residential	5,645	5,463	5,273
Commercial	4,164	4,009	4,092
Industrial	3,471	3,369	3,412
Irrigation	2,126	1,987	1,760
Total retail energy sales	15,406	14,828	14,537
Wholesale energy sales	600	1,197	2,171
Energy sales bundled with renewable energy credits	739	690	680
Total energy sales	16,745	16,715	17,388

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

Wholesale Markets: Idaho Power participates in the wholesale energy markets by purchasing power to help meet load demands and selling power that is in excess of load demands. Idaho Power's market activities are guided by an energy risk management policy and frequently updated operating plans. These operating plans are impacted by factors such as customer demand for power, market prices, generating costs, transmission constraints, and availability of generating resources. Some of Idaho Power's 17 hydropower generation facilities are operated to optimize the water that is available by choosing when to run hydropower generation units and when to store water in reservoirs. Idaho Power at times operates these and its other generation facilities to take advantage of market opportunities. These decisions affect the timing and volumes of market purchases and market sales. Even in below-normal water years, there are opportunities to vary water usage to capture wholesale marketplace economic benefits, maximize generation unit efficiency, and meet peak loads. Compliance factors such as allowable reservoir stage elevation changes and flood control requirements also influence these generation dispatch decisions. Idaho Power's wholesale energy sales depend largely on the availability of generation resources above the amount necessary to serve customer loads as well as market power prices at the time when those resources are available. A reduction in either factor leads to lower wholesale energy sales.

Idaho Power also provides energy transmission services through its OATT. The OATT rate is revised each year based primarily on financial and operational data Idaho Power files annually with the FERC in its Form 1. The FERC oversees mandatory transmission and network reliability standards, as well as power and transmission markets, including protection against market manipulation. These mandatory transmission and reliability standards were developed by the North American Electric Reliability Corporation and the Western Electricity Coordinating Council, which have responsibility for compliance and enforcement of transmission and reliability standards.

Competition: Idaho Power's electric utility business has historically been recognized as a natural monopoly. Idaho Power competes with fuel distribution companies, including natural gas providers, in serving the energy needs of customers for space heating, water heating, and appliances. Alternative methods of generation, including customer-owned solar and other forms of distributed generation, and energy efficiency measures, also have the potential to decrease Idaho Power sales to existing customers.

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

Various external and internal factors impact power supply costs; such as, weather, load demand, economic conditions, fuel costs, and availability of generation resources. Idaho Power’s annual hydropower generation varies depending on water conditions in the Snake River Basin. Drought conditions and increased peak load demand cause a greater reliance on potentially more expensive energy sources to meet load requirements. Conversely, favorable hydropower generation conditions increase production at Idaho Power’s hydropower generating facilities and reduce the need for thermal generation and wholesale market purchased power. Economic conditions, weather, supply constraints, and governmental regulations can affect the market price of natural gas and coal, which impact fuel expense and market prices for purchased power. Idaho Power's power cost adjustment mechanisms mitigate in large part the financial impacts to Idaho Power of volatile fuel and power costs.

Idaho Power’s system is dual peaking, with the larger peak demand occurring in the summer. Idaho Power reached its highest all-time system peak demand of 3,751 megawatts (MW) on June 30, 2021. Idaho Power's highest all-time winter peak demand of 2,527 MW was last achieved on January 6, 2017. During these and other similarly heavy load periods, Idaho Power’s system is fully committed to serve load and meet required operating reserves. The table that follows shows Idaho Power’s total power supply for the last three years.

	Power Supply			Percent of Total Generation
	2021	2020	2019	2021	2020	2019
	(thousands of MWh)
Hydropower plants	5,382	6,967	8,294	48%	54%	62%
Coal-fired plants	2,981	3,719	3,012	27%	29%	22%
Natural gas-fired plants	2,765	2,109	2,114	25%	17%	16%
Total system generation	11,128	12,795	13,420	100%	100%	100%

Purchased power - cogeneration and small power production	3,040	3,087	2,983
Purchased power - other	3,783	1,985	2,217
Total purchased power	6,823	5,072	5,200
Total power supply	17,951	17,867	18,620

Hydropower Generation: Idaho Power operates 17 hydropower projects located on the Snake River and its tributaries. Together, these hydropower facilities provide a total nameplate capacity of 1,799 MW and have averaged total annual generation of approximately 7.7 million MWh over the last 30 years. The amount of water available for hydropower generation depends on several factors—the amount of snowpack in the mountains upstream of Idaho Power’s hydropower facilities, upstream reservoir storage, springtime precipitation and temperatures, main river and tributary base flows, the condition of the Eastern Snake Plain Aquifer and its spring flow impact, summertime irrigation withdrawals and returns, and upstream reservoir regulation. Idaho Power actively participates in collaborative work groups focused on water management issues in the Snake River Basin, with the goal of preserving the long-term availability of water for use at Idaho Power’s hydropower projects on the Snake River.

In 2021, below-normal snow accumulation and drought conditions resulted in lower than average hydropower generation of 5.4 million MWh. In 2020, precipitation and snowpack were unevenly distributed across the Snake River Basin, with the Upper Snake River Basin experiencing near-normal winter snowpack but other key basins near the HCC experiencing below-normal snowpack. These snowpack conditions, coupled with strong early season irrigation demands, yielded lower inflows to Idaho Power’s hydroelectric projects and resulted in 7.0 million MWh of hydropower generation in 2020. In 2019, above-normal reservoir storage carryover from the previous year coupled with near-normal winter snowpack resulted in 8.3 million MWh of hydropower generation. During low water years, when stream flows into Idaho Power’s hydropower projects are reduced, Idaho Power’s hydropower generation is reduced, resulting in a greater reliance on other generation resources and wholesale power purchases. For 2022, Idaho Power estimates annual generation from its hydropower facilities will be between 5.5 million MWh and 7.5 million MWh.

Idaho Power obtains licenses for its hydropower projects from the FERC, similar to other utilities that operate nonfederal hydropower projects on qualified waterways. The licensing process includes an extensive public review process and involves numerous natural resource and environmental agencies. The licenses last from 30 to 50 years depending on the size, complexity, and cost of the project. Idaho Power is actively pursuing the FERC relicensing of the HCC, its largest hydropower generation source, and American Falls, its second largest hydropower resource. Idaho Power also has Oregon licenses for the HCC under the Oregon Hydroelectric Act. For further information on relicensing activities, see Part II, Item 7 – MD&A – "Regulatory Matters – Relicensing of Hydropower Projects.”

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

BCC supplies coal to the Jim Bridger power plant. IERCo, a wholly-owned subsidiary of Idaho Power, owns a one-third interest in BCC and PacifiCorp owns a two-third interest in BCC and is the operator of the Bridger Coal Mine. The mine operates under a long-term sales agreement that provides for delivery of coal through 2024. Idaho Power believes that BCC has sufficient reserves to provide coal deliveries for at least the term of the sales agreement. Idaho Power also has a coal supply contract providing for annual deliveries of coal through April 2022 from the Black Butte mine located near the Jim Bridger plant. This contract supplements the BCC deliveries and provides another coal supply to fuel the Jim Bridger plant. The Jim Bridger plant’s rail load-in facility and unit coal train, while limited, provides the opportunity to access other fuel supplies for tonnage requirements above established contract minimums.

Idaho Power's 2021 Integrated Resource Plan identified a preferred resource portfolio and action plan includes the conversion from coal to natural gas of two units at the Jim Bridger plant in 2024 and an end to Idaho Power's participation in the remaining two coal-fired units at the Jim Bridger plant by the end of 2028. For more information on the 2021 Integrated Resource Plan, refer to "Resource Planning" in this Item 1 - "Business." In June 2021, Idaho Power filed an application with the IPUC requesting, among other things, authorization to allow the Jim Bridger plant to be fully depreciated and recovered by end-of-year 2030. The status of Idaho Power's application is described more fully in Part II, Item 7 – MD&A – "Regulatory Matters."

NV Energy is the operator of the North Valmy power plant. Idaho Power expects to meet 2022 and future fuel requirements through existing inventory and new or existing coal supply contracts. Idaho Power has an established process approved by the IPUC and OPUC for recovery of non-fuel costs related to Idaho Power’s plan to end its participation in coal-fired operations at the North Valmy plant. Idaho Power ended its participation in unit 1 of the North Valmy plant in December 2019, as planned, and plans to end its participation in unit 2 no later than the end of 2025.

In October 2020, Idaho Power and co-owner Portland General Electric ceased coal-fired operations at their Boardman power plant, as planned.

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

As of December 31, 2021, Idaho Power had approximately 10.6 million MMBtu of natural gas financially hedged for physical delivery, primarily for the operational dispatch of the Langley Gulch plant through February 2023. Idaho Power plans to manage the procurement of additional natural gas for the peaking units primarily on the daily spot market or from storage inventory as necessary to meet system requirements and fueling strategies.

Purchased Power: As described below, Idaho Power purchases power in the wholesale market as well as pursuant to long-term power purchase contracts and exchange agreements.

Wholesale Market Transactions: To supplement its self-generated power and long-term purchase arrangements, Idaho Power purchases power in the wholesale market based on economics, operating reserve margins, energy risk management policy guidelines, and unit availability. Depending on availability of excess power or generation capacity, pricing, and opportunities in the markets, Idaho Power also sells power in the wholesale markets. During 2021 and 2020, Idaho Power purchased 3.2 million MWh and 1.4 million MWh, respectively, of power through wholesale market purchases at an average cost of $40.65 per MWh and $27.91 per MWh, respectively. During 2021 and 2020, Idaho Power sold 0.6 million MWh and 1.2 million MWh of power in wholesale market sales, respectively, with an average price of $68.07 per MWh and $28.12 per MWh, respectively.

Idaho Power has two firm multi-year wholesale purchased power contracts to address increased demand during summer months. These agreements total approximately 150 MW per hour during peak summer periods through 2024.

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
•Jackpot Holdings LLC - a 20-year power purchase agreement to purchase the output from a planned 120-MW solar facility, with a scheduled in-service date in late 2022.

PURPA Qualifying Facility Energy Sales Agreements: Idaho Power purchases power from PURPA qualifying facilities as mandated by federal law. As of December 31, 2021, Idaho Power had contracts with on-line PURPA qualifying facilities with a total of 1,137 MW of nameplate generation capacity, with an additional 75 MW nameplate capacity of projects projected to be on-line through 2024. The energy sales agreements for these qualifying facilities have original contract terms ranging from one to 35 years. The expense and volume of purchases from PURPA qualifying facilities during the last three years is included in the following table:

	Year Ended December 31,
	2021	2020	2019
PURPA contracts expense (in thousands)	$199,517	$194,380	$187,344
MWh purchased under PURPA contracts (in thousands)	3,040	3,087	2,983
Average cost per MWh from PURPA contracts	$65.63	$62.97	$62.80

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

Resource Planning

Integrated Resource Planning: The IPUC and OPUC require that Idaho Power prepare biennially an Integrated Resource Plan (IRP). Idaho Power filed its most recent IRP with the IPUC and OPUC in 2021 (2021 IRP). The IRP seeks to forecast Idaho Power's loads and resources for a 20-year period, analyzes potential supply-side, demand-side, and transmission resource options, and identifies potential near-term, mid-term, and long-term actions. The four primary goals of the IRP are to:

•identify sufficient resources to reliably serve the growing demand for energy within Idaho Power's service area throughout the 20-year planning period;
•ensure the selected resource portfolio balances cost and risk, while including environmental considerations;
•give balanced treatment to supply-side and demand-side measures; and
•involve the public in the planning process in a meaningful way.

During the time between IRP filings, the public and regulatory oversight of the activities identified in the IRP allows for discussion and adjustment of the IRP as warranted. Idaho Power makes periodic adjustments and corrections to the resource plan to reflect economic conditions, anticipated resource development, changes in technology, and regulatory requirements.

The load forecast assumptions Idaho Power used in its 2021 IRP are included in the table below, together with the average annual growth rate assumptions used in the prior two IRPs. The rate of load growth can impact the timing and extent of development of resources, such as new generation plants or transmission infrastructure, to serve those loads.

	5-Year Forecasted Annual Growth Rate		20-Year Forecasted Annual Growth Rate
	Retail Sales (Billed MWh)	Annual Peak (Peak Demand)	Retail Sales (Billed MWh)	Annual Peak (Peak Demand)
2021 IRP	2.6%	2.1%	1.4%	1.4%
2019 IRP	1.3%	1.4%	1.0%	1.2%
2017 IRP	1.1%	1.6%	0.9%	1.4%

Idaho Power's 2021 IRP identified a preferred resource portfolio and action plan, which included the addition of a 120-MW solar resource in late 2022, the conversion from coal to natural gas of two units at the Jim Bridger plant in 2024, the end to Idaho Power's participation in coal-fired operations at the North Valmy plant unit 2 in 2025, the completion of the Boardman-to-Hemingway transmission line in 2026, and an end to Idaho Power's participation in the remaining two coal-fired units at the Jim Bridger plant by the end of 2028. The 2021 IRP preferred resource portfolio and action plan also includes a need to acquire significant generation and storage resources to meet energy and capacity needs. Including the resources noted above, over the next 20 years the IRP plans for the addition of 1,685 MW of storage capacity, 1,405 MW of solar capacity, 700 MW of wind capacity, 500 MW of transmission capacity, and 400 MW of capacity from demand response. As noted in the 2021 IRP, there is uncertainty surrounding the resource sufficiency estimates and project completion dates, including uncertainty around the timing and extent of third-party development of renewable resources, fuel commodity prices, regulatory requirements, the actual completion date of the Boardman-to-Hemingway transmission project, and the economics and logistics of coal-fired plant conversions and retirements. These uncertainties, as well as others, may result in changes to the desirability of the preferred portfolio and adjustments to the timing and nature of anticipated and actual actions in the 2021 IRP. As of the date of this report, proceedings relating to the 2021 IRP are pending at the IPUC and OPUC.

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

In 2021, Idaho Power’s energy efficiency programs reduced energy usage by approximately 138,000 MWh compared with 195,000 MWh in 2020. For 2021, Idaho Power had a demand response available capacity of approximately 379 MW. In 2021, 2020, and 2019, Idaho Power expended approximately $38 million, $51 million, and $49 million, respectively, on both energy efficiency and demand response programs. Funding for these programs is provided through a combination of the Idaho and Oregon energy efficiency tariff riders, base rates, and the power cost adjustment mechanisms. Energy efficiency program expenditures funded through the riders are reported as an operating expense with an equal amount of revenues recorded in other revenues, resulting in no net impact on earnings.

Environmental, Social, and Governance Initiatives

Overview: IDACORP’s and Idaho Power’s boards of directors, with considerable focus from the corporate governance and nominating committee, are responsible for the oversight of the companies’ environmental, social, and governance (ESG) initiatives and are regularly informed of the goals, measures, and results of the companies' ESG and sustainability programs. Idaho Power has established an internal ESG Steering Committee co-led by two officers and composed of employees from the legal, finance, operations, investor relations, and other departments to oversee ESG activities and inform leadership and the board of directors on ESG related activities and matters it identifies as material to the company's operations.

IDACORP and Idaho Power publicly release annual ESG reports and the most current report is located on Idaho Power’s website, together with other information on ESG issues relevant to Idaho Power, including short-, medium-, and long-term carbon dioxide (CO2) emission reduction targets that Idaho Power believes are aligned with the Paris Agreement goal of reducing CO2 emissions to net zero by 2050. IDACORP's and Idaho Power's 2021 ESG Report incorporated elements of the Task Force on Climate-Related Financial Disclosures (TCFD) guidelines and the Sustainability Accounting Standards Board (SASB) reporting framework, as well as the Edison Electric Institute (EEI) ESG reporting template. Additionally, Idaho Power responded to the Climate Disclosure Project (CDP) annual questionnaire, providing emissions data and management plans to address risks associated with climate change. The ESG reports, CDP filing, and related website content are not incorporated by reference into this 2021 Annual Report. IDACORP’s and Idaho Power’s ESG initiatives include:

•establishing responsible management goals and long-term strategies related to the companies’ impact on the environment; such as
◦the "Clean Today, Cleaner Tomorrow.®" goal to provide Idaho Power's customers with 100-percent clean energy by 2045,
◦the sustainability benefits from the Boardman-to-Hemingway and Gateway West transmission projects, which include integrating renewable energy generation and deferring or eliminating the need for development of additional fossil-fueled resources,
◦integrating renewable resources into Idaho Power's generation mix and identifying and investigating new generation and storage technologies; as part of this effort, Idaho Power issued requests for proposals in June

2021 and December 2021 for additional energy resources, including renewables or natural gas resource convertible to hydrogen gas power,
◦continuing various environmental stewardship programs along the Snake River, including fish habitat preservation, water temperature reduction, and fish and plant restoration,
◦wildfire mitigation planning and actions, and
◦wildlife habitat, archaeological and cultural resource, and raptor protection stewardship;
•operational excellence in providing reliable, affordable, and clean energy, including enhancing grid resiliency and reliability;
•engaging and empowering Idaho Power’s workforce (including succession planning at all levels, employee development, leadership education, retirement planning education, and providing competitive compensation and benefits, including post-retirement benefits);
•promoting a culture of safety, security, and inclusiveness for all employees; and
•building strong community partnerships for healthy, sustainable economic development in Idaho Power’s service area.

Based on shareholder engagement feedback, in 2021 Idaho Power also publicly released its EEO-1 statement to report its demographic workforce data.

Reducing Carbon Emissions Intensity: Carbon emissions intensity is a measure of the pounds of CO2 emitted per MWh of energy generated. Idaho Power tracks carbon emissions intensity to measure the impact of its efforts to reduce carbon emissions relative to growing power demand in its service area. Idaho Power has actively engaged in voluntary carbon emissions intensity reduction over the past decade with an original goal to reduce emissions 10-15 percent from the baseline year of 2005 levels. Idaho Power increased the goal to reduce carbon emission intensity by at least 15-20 percent for the period from 2010 to 2020, and exceeded this goal with an estimated average reduction of 29 percent over that period compared with 2005. In May 2020, IDACORP’s and Idaho Power’s boards of directors approved an increased goal to reduce carbon emission intensity by 35 percent for the period from 2021-2025 compared with 2005. In January 2022, Idaho Power posted its emissions reduction report on its website that establishes short-, medium-, and long-term targets for further CO2 reductions. This report also includes annual power generation levels and associated CO2 emissions and emissions intensity for the 2021-2040 period. The emissions reduction report is not incorporated in this 2021 Annual Report. Idaho Power has significantly reduced its CO2 emissions since the 2005 baseline year, primarily by decreasing its coal generation levels, including terminating coal generation at the North Valmy Unit 1 in 2019 and at the Boardman plant in 2020, and also by upgrading its hydropower facilities, and through its energy efficiency, demand-side management and cloud-seeding programs. Idaho Power plans to continue to reduce CO2 emissions in future years, including a targeted 79 percent reduction in annual CO2 emissions tons by 2030, compared to the 2005 baseline year.

Reduction in Coal-Fired Generation: Idaho Power monitors environmental requirements and assesses whether environmental control measures are or remain economically appropriate. In 2017 and 2018, the IPUC and OPUC approved settlement stipulations allowing accelerated depreciation and cost recovery for the North Valmy plant in connection with Idaho Power's plan to end its participation in the operation of units 1 and 2. Idaho Power ended its participation in the operation of unit 1 in December 2019, as planned, and plans to end its participation in unit 2 no later than the end of 2025. In October 2020, Idaho Power and co-owner Portland General Electric ceased coal-fired operations at their Boardman, as planned.

In June 2021, Idaho Power filed an application with the IPUC requesting, among other things, authorization to allow the Jim Bridger plant to be fully depreciated and recovered by end-of-year 2030. In September 2021, the co-owner and operator of the Jim Bridger plant submitted its integrated resource plan to the IPUC that contemplates ceasing coal-fired generation in units 1 and 2 in 2023 and converting those units to natural gas generation by 2024. The status of Idaho Power's application is described more fully in Part II, Item 7 – MD&A – "Regulatory Matters."

As of the date of this report, Idaho Power expects to cease participation in operations of all jointly-owned coal-fired generation plants by the end of 2028.

Climate Change Adaptation: Idaho Power believes its practice of in-depth planning and prudent preparation helps the company adapt to and address the risks of climate change. For more than 100 years, Idaho Power has adapted to changes in temperatures, water conditions, economic impacts, and regulatory requirements. In recent years, Idaho Power has proactively addressed risks associated with climate change through preventative measures. To address the physical impacts of climate change, Idaho Power conducts cloud-seeding operations, implements a wildfire mitigation plan, enhances grid resiliency and reliability, and continues to further Snake River shading and in-stream river enhancement projects. Idaho Power also plans for the social and economic impacts of climate change by furthering its carbon emissions intensity reduction goal, continuing efforts to achieve its path away from coal generation, increasing the integration of renewable energy, and enhancing outage communication efforts.

Additionally, to plan for the potential regulatory impacts of climate change, Idaho Power emphasizes climate-related impacts in planning efforts, plans and advocates for additional transmission capacity to integrate additional renewable energy onto its system, identifies and investigates new technologies, including battery storage, and evaluates modifications to its pricing structure it believes will help ensure fair pricing for all customers.

Environmental Regulation and Costs

Idaho Power's activities are subject to a broad range of federal, state, regional, and local laws and regulations designed to protect, restore, and enhance the quality of the environment. Environmental regulation impacts Idaho Power’s operations due to the cost of installation and operation of equipment and facilities required for compliance with environmental regulations, the modification of system operations to accommodate environmental regulations, and the cost of acquiring and complying with permits and licenses. In addition to generally applicable regulations, Idaho Power's jointly-owned coal-fired power plants, natural gas combustion turbine power plants, and hydropower generating plants are subject to a broad range of environmental requirements, including those related to air and water quality, waste materials, and endangered species. For a more detailed discussion of these and other environmental issues, refer to Part II - Item 7 - MD&A - "Environmental Matters" in this report.

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

	2022	2023-2024
Capital expenditures:
License compliance and relicensing efforts at hydropower facilities	$21	$68
Investments in equipment and facilities at thermal plants	10	11
Total capital expenditures	$31	$79
Operating expenses:
Operating costs for environmental facilities - hydropower	$21	$43
Operating costs for environmental facilities - thermal	10	21
Total operations and maintenance	$31	$64

Idaho Power anticipates that finalization, implementation, or modification of a number of federal and state rulemakings and other proceedings addressing, among other things, greenhouse gases (GHG) and endangered species could result in substantial changes in operating and compliance costs, but Idaho Power is unable to estimate those changes in costs given the uncertainty associated with existing and potential future regulations. Idaho Power expects that it would seek to recover increases in costs through the ratemaking process. Beyond increasing costs generally, these environmental laws and regulations could affect IDACORP's and Idaho Power's results of operations and financial condition if the costs associated with these environmental requirements and potential early plant retirements cannot be fully recovered in rates on a timely basis.

Idaho Power is actively pursuing the relicensing of the HCC, its largest hydropower generation source. As of the date of this report, Idaho Power is unable to predict the timing of issuance by the FERC of any license order or the ultimate capital investment and ongoing operating and maintenance costs Idaho Power will incur in complying with any new license. However, Idaho Power estimates that the annual costs it will incur to obtain a new long- term license for the HCC, including AFUDC, are likely to range from $30 million to $40 million until issuance of the license. Subsequent to the issuance of a new license, Idaho Power expects to incur increased annual capital expenditures and operating and maintenance costs to comply with the requirements of any new license.

Human Capital

Overview: Idaho Power is passionate about powering lives with reliable, affordable, and clean energy. Idaho Power believes that it will prosper by committing to the needs, safety, and success of its customers, communities, employees, and owners. Idaho Power relies on its foundational core values to guide its plan and actions: safety first; integrity always; and respect for all.

To further its mission, Idaho Power’s human capital programs are designed to attract, retain, and develop high quality employees. Idaho Power believes it maintains a good relationship with its employees due to a strong safety culture, respectful and inclusive environment, opportunities for development, and competitive compensation and benefits. Idaho Power regularly conducts employee engagement surveys to seek feedback from its employees on a variety of topics, including safety reporting, support for development, understanding of the company’s initiatives, communication, being treated with respect, and feeling valued. Idaho Power shares the survey results with employees, and senior management incorporates the results of the surveys in their action plans in order to respond to the feedback and improve employee relations.

As of December 31, 2021, IDACORP had 1,992 full-time employees, 1,983 of whom were employed by Idaho Power and 9 of whom were employed by Ida-West. IDACORP had 7 part-time employees, 5 of whom were employed by Idaho Power. Of IDACORP's full-time employees, 53 percent have worked at the company for over 10 years as of the date of this report. All IDACORP and Idaho Power employees work in the United States. As of the date of this report, no Idaho Power employees are represented by unions.

Board and Board Committee Oversight: IDACORP’s and Idaho Power’s boards of directors provide oversight for the companies’ human capital management. The companies’ management updates the full board of directors and its committees regularly on safety metrics, total rewards for employees, benefit and pension programs, succession planning and training programs, and diversity, equity, and inclusion initiatives, among other things. Each committee of the board of directors is delegated and takes on specific roles in this oversight. The compensation and human resources committee is responsible for overseeing employee compensation, benefit plans, and general labor issues. The audit committee is responsible for overseeing risk management, including compliance with the code of business conduct and physical security risks relating to employees. The corporate governance and nominating committee is responsible for overseeing risks associated with governance and social issues associated with employees as part of its ESG risk oversight function.

Safety: Idaho Power is committed to the safety of its employees, customers, and the communities it serves. Idaho Power believes that safe, engaged, and effective employees are critical to the company’s success and that the company’s record of safety helps keep its service reliable and affordable. Idaho Power consistently ranks in the top 30 percent of all United States utilities in safety performance. Reflective of Idaho Power's focus on safety, the company’s Occupational Health and Safety Administration (OSHA) recordable injury rate was below the industry average rate during the last four years, and its safety metrics in 2021 were the strongest in the company’s history. In 2021, for example, Idaho Power's severity rate for injuries, measured by the number of lost workdays per 100 employees, decreased 84 percent, and its lost-time injury rate, measured by the number of lost time injuries divided by the number of OSHA-recordable injuries, decreased 79 percent, compared to its previous five-year averages for those rates.

In recognition of Idaho Power's safety culture and the dedication of its employees, the EEI presented the inaugural Thomas F. Farrell, II Safety Leadership and Innovation Award in the Member Company Project category to Idaho Power in January 2022. Idaho Power was selected for its approach of combining psychological safety and behavioral safety with practical application of human performance principles. The award recognizes the contributions of leadership and innovation to the advancement of safety in the energy industry. Recipients of the award are selected by a panel consisting of leadership from the labor, contractor, and academic communities; regulatory agencies; and EEI senior leadership.
During the COVID-19 public health crisis, Idaho Power implemented significant changes that it determined were in the best interest of its employees, as well as the communities in which it operates, in addition to complying with government regulations. While the nature of Idaho Power’s industry necessitated that much of its field-based workforce continue to operate in the field, Idaho Power implemented numerous measures to help ensure the safety of those employees, and the public, amidst the public health crisis. Most of Idaho Power’s non-field employees worked remotely beginning in March 2020 and many remain working remotely or under a hybrid, in-office and remote schedule as of the date of this report. For more information on Idaho Power's response to the COVID-19 public health crisis, see the “Executive Overview” section of Part II, Item 7 – MD&A.

Total Rewards: Idaho Power provides its employees with competitive pay and benefits, based in large part on salary studies and market data. Idaho Power utilizes a structured compensation schedule and regularly conducts compensation analyses that helps mitigate the potential for gender, race, or ethicity-based disparities in compensation. Beyond base salaries and incentive compensation, benefits for all full-time employees include a 401k plan with company matching contributions, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, parental leave, employee assistance programs, and tuition assistance. Currently after five years of employment, a full-time employee vests in Idaho Power’s defined benefit pension plan. Idaho Power also ties annual employee incentive compensation to metrics based on the categories of earnings, power system reliability, and customer satisfaction reflective of broad stakeholder interests and each employee's contribution.

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

Unity - Diversity, Equity, and Inclusion: One of Idaho Power’s core values as a company is “respect for all.” IDACORP’s and Idaho Power’s Code of Business Conduct, available publicly on IDACORP’s website, states Idaho Power's position that employees deserve a workplace where they can be treated in a professional and respectful manner, and each of the company's employees has the responsibility to create and maintain such an environment. In furtherance of this core value, Idaho Power posts its "Our Commitment to Each Other" initiative on its website, which promotes an inclusive company environment as follows:

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

As of December 31, 2021, 44 percent of Idaho Power’s senior management were women, 21 percent of its officers were women, and 36 percent of its board of directors were women. Idaho Power also has programs in place to encourage STEM participation, training to minimize bias and ensure a respectful and inclusive workplace, with a mindset of unity, community outreach to underserved communities, and partnerships with multiple diversity-focused organizations.

IDACORP FINANCIAL SERVICES, INC.

IFS invests in real estate tax credit projects, such as affordable housing developments, which provide a return principally by reducing federal and state income taxes through tax credits and accelerated tax depreciation benefits. IFS has focused on a diversified approach to its investment strategy in order to limit both geographic and operational risk with most of IFS’s investments having been made through syndicated funds. At December 31, 2021, the unamortized amount of IFS’s portfolio was approximately $35 million ($118 million in gross tax credit investments, net of $83 million of accumulated amortization). IFS generated tax credits of $6.2 million in 2021, $5.3 million in 2020, and $2.9 million in 2019. In 2021 and 2019, IFS received distributions related to fully-amortized real estate tax credit investments that reduced IDACORP's income tax expense by $1.0 million and $3.2 million, respectively. In 2020, IFS received no distributions related to fully-amortized real estate tax credit investments.

IDA-WEST ENERGY COMPANY

Ida-West operates and has a 50 percent ownership interest in nine hydropower projects that have a total nameplate capacity of 44 MW. Four of the projects are located in Idaho and five are in northern California. All nine projects are “qualifying facilities” under PURPA. Idaho Power purchased all of the power generated by Ida-West’s four Idaho hydropower projects at a cost of approximately $8 million in 2021 and $9 million in both 2020 and 2019.

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

RYAN N. ADELMAN, 47
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

BRIAN R. BUCKHAM, 43*
•Senior Vice President and General Counsel of IDACORP, Inc. and Idaho Power Company, February 2017 - present
•Vice President and General Counsel of IDACORP, Inc. and Idaho Power Company, April 2016 - February 2017

MITCH COLBURN, 38
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

SARAH E. GRIFFIN, 52
•Vice President of Human Resources of Idaho Power Company, October 2019 - present
•Director of Human Resources of Idaho Power Company, May 2014 - October 2019

LISA A. GROW, 56
•President and Chief Executive Officer of IDACORP, Inc. and Idaho Power Company, June 2020 - present
•President of Idaho Power Company, October 2019 - June 2020
•Senior Vice President and Chief Operating Officer of Idaho Power Company, April 2016 - October 2019

JAMES BO D. HANCHEY, 46
•Vice President of Customer Operations and Chief Safety Officer of Idaho Power Company, October 2019 - present
•Customer Service Senior Manager of Idaho Power Company, February 2018 - October 2019
•Regional Manager of Southern Region of Idaho Power Company, May 2014 - February 2018

 STEVEN R. KEEN, 61*
•Senior Vice President and Chief Financial Officer of IDACORP, Inc. and Idaho Power Company, March 2020 - present
•Senior Vice President, Chief Financial Officer and Treasurer of IDACORP, Inc. and Idaho Power Company, May 2014 - March 2020

JEFFREY L. MALMEN, 54
•Senior Vice President of Public Affairs of IDACORP, Inc. and Idaho Power Company, April 2016 - present

KEN W. PETERSEN, 58
•Vice President, Chief Accounting Officer and Treasurer of IDACORP, Inc. and Idaho Power Company, March 2020 - present
•Vice President, Controller and Chief Accounting Officer of IDACORP, Inc. and Idaho Power Company, January 2014 - March 2020

ADAM J. RICHINS, 43
•Senior Vice President and Chief Operating Officer of Idaho Power Company, October 2019 - present
•Vice President of Customer Operations and Business Development of Idaho Power Company, March 2017 - October 2019
•General Manager of Customer Operations, Engineering and Construction, January 2014 - February 2017

*As previously reported to the SEC on Form 8-K on November 19, 2021, Mr. Buckham will succeed Mr. Keen as Chief Financial Officer of IDACORP, Inc. and Idaho Power, and Patrick A. Harrington will succeed Mr. Buckham as General Counsel of IDACORP, Inc. and Idaho Power, effective March 1, 2022.

ITEM 1A. RISK FACTORS

IDACORP and Idaho Power operate in a highly regulated industry and business environment that involves significant risks, many of which are beyond the companies' control. The circumstances and factors set forth below should not be considered a complete list of potential risks that the companies may encounter. These risk factors, as well as additional risks and uncertainties either not known as of the date of this report or that are currently believed to not be material to the business, may have a material impact on the business, financial condition, or results of operations of IDACORP and Idaho Power and could cause actual results or outcomes to differ materially from those discussed in any forward-looking statements. These risk factors, as well as other information in this report, including without limitation, in Part II - Item 7 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Matters Impacting Future Results" in this report, and information in other reports the companies file with the SEC, may be important to understanding any statement in this 2021 Annual Report or elsewhere and should be considered carefully when making any investment decisions relating to IDACORP or Idaho Power.

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

State or federal regulators may not approve customer rates that provide timely or sufficient recovery of Idaho Power's costs or allow Idaho Power to earn a reasonable rate of return, which could cause IDACORP's and Idaho Power's financial condition and results of operations to be adversely affected. The prices that the IPUC and OPUC authorize Idaho Power to charge customers for its retail services, and the tariff rate that the FERC permits Idaho Power to charge for its transmission services, are significant factors influencing IDACORP’s and Idaho Power’s business, results of operations, liquidity, and financial condition. Idaho Power's ability to recover its costs and earn a reasonable rate of return can be affected by many regulatory factors, including the timing difference between when Idaho Power incurs costs and when Idaho Power recovers those costs in customers’ rates (often called "regulatory lag" in the utility industry), and differences between the costs included in rates and the amount of actual costs incurred. Idaho Power expects to incur increasing costs, which is likely to occur before the IPUC, OPUC, or FERC approve the recovery of those costs, such as construction costs for new facilities and transmission resources, changes in the long-term cost-effectiveness or changes to the operating conditions of Idaho Power's assets that could result in early retirements of utility facilities, the costs of compliance with legislative and regulatory requirements, increased funding levels of Idaho Power's defined benefit pension plan, and the costs of damage from fires, climate change and weather-related events, and natural disasters. The IPUC, OPUC, and FERC may not allow Idaho Power to recover some or all of those costs on the basis that they find Idaho Power did not reasonably or prudently incur those costs or for other reasons. The IPUC and OPUC may adopt different methods of calculating the allocation of the total utility costs in their respective jurisdictions, resulting in certain costs excluded in both states. Ratemaking has generally been premised on estimates of historic costs based on a test year, so if a given year’s actual costs are higher than historic costs, rates may not be sufficient to cover actual costs. While rate regulation is also premised on the assumption that rates established are fair, just, and reasonable, regulators have considerable discretion in applying this standard.

Economic, political, legislative, public policy, or regulatory pressures may lead stakeholders to seek rate reductions or refunds, limits on rate increases, or lower allowed rates of return on investments for Idaho Power. The ratemaking process typically involves multiple intervening parties, including governmental bodies, consumer advocacy groups, and customers, generally with the common objective of limiting rate increases or even reducing rates. In the past, Idaho Power has been denied recovery, or required to defer recovery pending the next general rate case, including denials or deferrals related to capital expenditures for long-term project expenses. Adverse outcomes in regulatory proceedings, or significant regulatory lag, may cause Idaho Power to incur increased or unrecovered project costs or result in cancellation of projects, or to record an impairment of its assets or otherwise adversely affect cash flows and earnings. This may also result in lower credit ratings, reduced access to capital, higher financing costs, and reductions or delays in planned capital expenditures.

For additional information relating to Idaho Power's state and federal regulatory framework and regulatory matters, see Part I - Item 1 - "Business - Utility Operations," Part II - Item 7 - "Management’s Discussion and Analysis of Financial Condition and

Results of Operations - Regulatory Matters," and Note 3 - "Regulatory Matters" to the consolidated financial statements of Part II - Item 8 in this report.

Idaho Power's regulatory cost recovery mechanisms may not function as intended and are subject to change or elimination, which may adversely affect IDACORP's and Idaho Power's financial condition and results of operations. Idaho Power has power cost adjustment mechanisms in its Idaho and Oregon jurisdictions and a fixed cost adjustment mechanism in Idaho. The power cost adjustment mechanisms track Idaho Power’s actual net power supply costs (primarily fuel and purchased power less wholesale energy sales) and compare these amounts to net power supply costs being recovered in retail rates. A majority of the differences between these two amounts is deferred for future recovery from, or refund to, customers through rates. Volatility in power supply costs continues to be significant, in large part due to fluctuations in hydropower generation conditions, fuel cost variability from supply chain disruptions and inflationary pressures, general supply and demand economics for fuel and power, the impact of high costs for the purchase of renewable energy under mandatory long-term contracts, and market price variability for the purchase of power from third parties based on seasonal demands and transmission system constraints. While the power cost adjustment mechanisms function to mitigate the potentially adverse impact on net income of power supply cost volatility, the mechanisms do not eliminate the cash flow impact of that volatility. When power costs rise above the level recovered in current retail rates, Idaho Power incurs the costs but recovery of those costs is deferred to a subsequent collection period, which can adversely affect Idaho Power’s operating cash flow and liquidity until those costs are recovered from customers. The fixed cost adjustment mechanism is a decoupling mechanism that allows Idaho Power to charge Idaho residential and small commercial customers when it recovers less than the base level of fixed costs per customer that the IPUC authorized for recovery in the most recent general rate case. The power cost and fixed cost adjustment mechanisms are generally subject to change at the discretion of applicable state regulators, who could decide to modify or eliminate either mechanism in a manner that adversely impacts IDACORP's and Idaho Power's financial condition, cash flows, and results of operations. In December 2021, the IPUC approved Idaho Power's proposed modifications to the fixed cost adjustment mechanism (FCA) to institute separate, and reduced, fixed cost tracking for customers added to Idaho Power's system after December 31, 2021. In January 2022, the IPUC approved Idaho Power's proposed modifications to the power cost adjustment mechanism (PCA), which would simplify the mechanism without impairing the intent or effectiveness of the PCA and have no material impact on overall cost recovery.

Operational Risks

Operational risk relates to risks arising from the systems, assets, processes, people, and external factors that affect the operation of IDACORP's or Idaho Power's businesses.

The ongoing impacts of COVID-19 could adversely affect IDACORP's and Idaho Power's business functions, financial condition, and results of operations. The COVID-19 public health crisis has had, and continues to have, widespread impacts on the global economy and on Idaho Power's employees, customers, contractors, and suppliers, and there is considerable uncertainty regarding the duration and intensity of the COVID-19 public health crisis. At the peak of the public health crisis, authorities implemented various measures to reduce the spread of the virus, such as restrictive orders and mandates (including those in effect in Idaho Power's service area in the states of Idaho and Oregon), as well as business and government shutdowns. While governmental authorities have eased restrictions and vaccines are available, it is possible that an increase in COVID-19 cases or variants or their severity could prompt a return to tighter restrictions in some or all of the states and countries in which Idaho Power and its contractors and suppliers operate. Restrictions of this nature are difficult to predict and may cause Idaho Power or its contractors to miss milestones on construction and generation resource projects and experience operational delays, delay the delivery of electrical infrastructure and other supplies that it sources from around the globe, delay the connection of electric service to new customers, prolong the time period necessary to perform maintenance of infrastructure, and reduce the use of electricity by commercial and industrial customers. For example, several suppliers and contractors have notified Idaho Power that they will be unable to timely perform services or deliver products due to supply chain and workforce disruptions associated with the public health crisis, and some have attempted to rely on force majeure provisions in their contracts with Idaho Power to permit a delay in performance. These delays could result in untimely completion of infrastructure projects, which could adversely affect Idaho Power’s operations and financial condition.

The federal government has issued, and may continue to issue, mandates related to COVID-19 vaccines, testing, and other restrictions and requirements that may be applied to Idaho Power and its workforce. Idaho Power is uncertain to what extent the requirements could disrupt the supply chain or result in Idaho Power losing skilled or specialized employees or limit Idaho Power’s ability to attract and retain skilled or specialized employees who are unwilling to abide by such restrictions, such as obtaining a vaccine or subjecting themselves to masking and weekly testing. Idaho Power, based on discussions with employees, does believe that attrition of skilled workers could result from application of a mandate for COVID-19 vaccines and masking and testing requirements to Idaho Power's workforce. If Idaho Power loses key portions of its skilled or specialized workforce, or significant supply chain disruptions occur, those events could adversely impact Idaho Power's ability to provide reliable service to its customers and its business and results of operations.

Further, while Idaho Power has implemented numerous COVID-19-related safety measures, Idaho Power has a limited number of highly skilled operators for some of its critical power plants and its grid operations centers. If a large portion of Idaho Power's employees in those critical facilities were to contract COVID-19 at the same time, Idaho Power would need to rely upon its business continuity plans in an effort to continue operations at those facilities. There is no certainty that such measures will be sufficient to mitigate the adverse impact to its operations.

Additionally, the uncertainty around and impacts of COVID-19 on IDACORP’s and Idaho Power’s business operations and access to capital, on their customers, and on the utility industry and economy as a whole, could adversely impact IDACORP’s financial condition, and business operations. For example, the costs related to Idaho Power's noncontributory defined benefit pension plan, as well as a defined benefit postretirement benefit plan (consisting of health care and death benefits) that covers eligible retirees, are based in part on the value of the plans’ assets and, therefore, adverse investment performance for these assets or the failure to maintain sustained growth in pension investments over time could increase its plan costs and funding requirements related to the plans. Similarly, IDACORP and Idaho Power rely on access to the capital markets to fund capital requirements. To the extent that access to the capital markets is adversely affected by COVID-19, IDACORP and Idaho Power may need to consider alternative sources of funding, such as existing or additional credit facilities, for its operations and for working capital, which may increase its cost of, as well as adversely impact its access to, capital. Increased volatility or significant disruptions in the global financial markets due to COVID-19 could impact IDACORP's and Idaho Power's ability to comply with debt covenants. These uncertain economic conditions may also result in the inability of Idaho Power's customers to pay for electric service, which could affect the collectability of its revenues and adversely affect its financial results.

The degree to which COVID-19 may continue to impact IDACORP's and Idaho Power's liquidity, financial condition, and results of operations is unknown at this time and will depend on future developments, including the continuing spread of the virus and variants, the severity of the disease, the duration of the outbreak, the effectiveness and deployment rate of vaccines, and actions that may be taken by governmental authorities.

Changes in customer growth and customer usage may negatively affect IDACORP's and Idaho Power's business, financial condition, and results of operations. Changes in the number of customers and customers' use of electricity are affected by a number of factors, such as population growth or decline in Idaho Power's service area, expansion or loss of service area, changes in customer needs and expectations, adoption rates of energy efficiency measures, customer-generated power such as from solar panels and gas-fired generators, demand-side management requirements, regulation or deregulation, and adverse economic conditions. An economic downturn or recession, as a result of the COVID-19 public health crisis or otherwise, could also negatively impact customer use and reduce revenues and cash flows, thus adversely affecting results of operations. Many electric utilities, including Idaho Power, have experienced a decline in usage per customer, in part attributable to energy efficiency activities. State or federal regulations may be enacted to encourage or require mandatory energy conservation or technological advances that increase energy efficiency, which could further reduce usage per customer. Also, changing customer needs and expectations and increased competition from customer-owned generation could lead to lower customer satisfaction, reduced loyalty, difficulty in obtaining rate increases, legislation to deregulate electric service, and customers seeking alternative sources of energy and electric service. If customers choose to generate their own energy, discontinue a portion or all service from Idaho Power, or replace electric power for heating with natural gas, demand for Idaho Power's energy may decline and adversely impact the affordability of its services for remaining customers. While Idaho Power has recently experienced a net growth in usage due to an increase in the number of customers, when adjusted for the impacts of weather, the average monthly usage on a per customer basis for Idaho Power's residential customers has declined from 1,042 kilowatt-hour (kWh) in 2011 to 945 kWh in 2021. Rate mechanisms, such as the Idaho fixed cost adjustment for residential and small commercial customers, are designed to address the financial disincentive associated with promoting energy efficiency activities, but there is no assurance that the mechanism will result in full or timely collection of Idaho Power's fixed costs, which are currently collected in large part through the company's volume-based energy rates that are based on historical sales volume. Any undercollection of fixed costs would adversely impact revenues, earnings, and cash flows. The formation of municipal utilities or similar entities for distribution systems within Idaho Power's service area could also result in a load decrease. The loss of loads resulting from some of these events may result in excess infrastructure and stranded costs and require IDACORP and Idaho Power to modify or eliminate large generation or transmission projects. This could in turn result in reduced revenues as well as write-downs or write-offs if regulators determine that the costs of the projects were incurred imprudently, which could have a material adverse impact on IDACORP's and Idaho Power's financial condition, results of operations, and cash flows.

Conversely, if Idaho Power were to experience an unanticipated increase in the demand for energy through, for example, the rapid addition of new industrial and commercial customers or population growth in the service area, Idaho Power may be required to rely on higher-cost purchased power to meet peak system demand and may need to accelerate investment in additional generation or transmission resources. Idaho Power's 2021 IRP's preferred resource portfolio and action plan included a need to acquire significant generation and storage resources to meet forecasted increasing energy and capacity needs. Idaho Power issued requests for proposals in June 2021 and December 2021 for additional energy resources, including renewables or natural gas resource convertible to hydrogen gas power, as described in Part 1, Item 1 - "Resource Planning and Renewable Energy Projects" in this report. If the incremental costs associated with unanticipated changes in loads exceed the incremental revenue received from the sales to the new customers, and Idaho Power is unable to secure timely and full rate relief to recover those increased costs, the resulting imbalance could have an adverse effect on IDACORP's and Idaho Power's financial condition, results of operations, and cash flows.

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

Climate change could also have significant physical effects in Idaho Power’s service area, such as increased frequency and severity of storms, lightning, high winds, icing events, droughts, heat waves, fires, floods, snow loading, and other extreme weather events. These extreme weather events and their associated impacts could damage transmission, distribution, and generation facilities, causing service interruptions and extended or mass outages, increasing costs, and limiting Idaho Power's ability to meet customer energy demand. Sustained drought conditions or decreased snow pack due to reduced precipitation or higher temperatures are likely to decrease power generation from hydropower plants.

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

The costs of repairing and replacing infrastructure or liability for personal injury, loss of life, and property damage from utility equipment that fails, including as a result of significant weather and weather-related events and the increasing threat of fires, may not be covered in full by insurance. Costs incurred in connection with such events might also not be recovered through customer rates if the costs incurred are greater than those allowed for recovery by regulators.

In addition, state and federal legislation and regulations have been proposed in recent years and may be implemented in the future, intended to limit the severity and impact of climate change. Proposals have included imposing mandatory reductions in GHG emissions, which could increase Idaho Power’s power supply and compliance costs or require generation facilities to be retired early, resulting in potential stranded costs and write-downs or write-offs if Idaho Power is unable to fully recover investments in such facilities. If financial markets increasingly view climate change or GHG emissions as a financial or investment risk for electric utilities, it could negatively affect IDACORP's and Idaho Power's ability to access debt and equity capital markets on favorable terms. For additional information relating to legislation, regulations, and legal proceedings related to environmental matters, see Part II - Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters” in this report.

New advances in power generation, energy efficiency, alternative energy sources, or other technologies that impact the power utility industry could decrease customer energy demand and revenues, which could have implications for generation and system planning. Advances in technology and changes in customer demand and preferences in the electric utility industry have encouraged the development of new technologies for power generation, renewable energy, energy storage, customer-owned generation, and energy efficiency. In particular, in recent years the net cost of solar and wind generation and storage technology has decreased significantly, and there are federal and state regulations, laws, and other incentives in place to help further reduce the net cost of solar and wind facilities. There is potential that customer-owned solar power generation systems, could become sufficiently cost-effective and efficient that an increasing number of Idaho Power's customers choose to install such systems on their homes or businesses, which in turn could require changes in the way Idaho Power builds and manages its distribution systems and substantial grid infrastructure costs, and at the same time reduce the demand for and sale of energy. Additionally, considerable emphasis has been placed on energy efficiency, such as LED lighting and high-efficiency appliances. Energy efficiency programs, including programs sponsored by Idaho Power under a directive from state regulatory commissions, are designed to reduce energy use and demand. The introduction of new technologies could pose risks in the form of reduced sales and new business models for energy services. These changes in technology could also alter the channels through which customers buy or utilize energy, including the potential formation of community-based, cooperative ownership or municipal structures, which could reduce Idaho Power's revenues or impact Idaho Power's expenses. A reduction in load, however, would not necessarily reduce Idaho Power's need for ongoing investments in its infrastructure to reliably serve its customers. If Idaho Power is unable to adjust its rate design or maintain adequate regulatory mechanisms allowing for timely cost recovery, declining usage from customer-owned generation sources and energy efficiency could result in under-recovery of Idaho Power's costs and investment in infrastructure, and reduce revenues, which would impact IDACORP's and Idaho Power's financial condition and results of operations.
Acts or threats of terrorism, acts of war, social unrest, cyber or physical security attacks, and other malicious acts of individuals or groups seeking to disrupt Idaho Power's operations or the electric power grid or compromise data could adversely impact IDACORP's and Idaho Power's business, financial condition, and results of operations. Idaho Power operates in an industry that requires the continuous use and operation of sophisticated information technology and increasingly complex operational technology systems and network infrastructure. Idaho Power's generation and transmission facilities and its grid operations are potential targets for terrorist acts and threats, acts of war, social unrest, cyber and physical security attacks, and other disruptive activities of individuals or groups, including by nation states or nation state-sponsored groups. There have been cyber and physical attacks within the energy industry on energy infrastructure such as electric substations and pipelines in the past, and there are likely to be additional attacks in the future. Idaho Power and its vendors have been subject to, and will likely continue to be subject to, attempts to gain unauthorized access to systems and confidential information, or to disrupt operations. As noted by the U.S. Department of Homeland Security, the utility industry is continuing to experience an increase in the frequency and sophistication of cybersecurity incidents.

Some of Idaho Power's facilities are deemed "critical infrastructure" under federal standards, in that incapacity or destruction of the facilities could have a debilitating impact on security, reliability or operability of the bulk electric power system, national economic security, and public health and safety. The fact that infrastructure facilities, such as power generation facilities and electric transmission or distribution facilities, are direct targets of, or potential indirect casualties of, an act of terror or cyber or physical attack (whether originating internal to Idaho Power or externally), may affect Idaho Power's operations by limiting the ability to generate, purchase, or transmit power. Idaho Power's electric transmission systems are part of an interconnected regional grid, and therefore, it faces the risk of causing or being subject to a long-term power outage due to grid disturbances or disruptions on a neighboring interconnected grid system. Cyber and physical threats and attacks can have cascading impacts that unfold with increasing speed across networks, information systems, and other technologies. Network, information systems, and technology-related events, including those caused by IDACORP or Idaho Power through process breakdowns, human error, security architecture or design vulnerabilities, or by third parties through cyber or physical security attacks, could result in a degradation or disruption in the energy grid and the services of the companies, as well as the ability to record, process, and report customer, business, and financial information. Physical or cyber attacks against key suppliers or service providers could have a similar effect on Idaho Power.

Idaho Power's business operations require the continuous availability of information technology systems and network infrastructure, and in the normal course of business, Idaho Power or its vendors collect and store sensitive and confidential customer and employee information and proprietary information of Idaho Power. Idaho Power’s technology systems are dependent upon connectivity to the internet and third-party vendors to host, maintain, modify, and update its systems, which may experience significant system failures or cyber attacks that could compromise the security of Idaho Power’s assets and information. During 2020 and into 2021, as just one example, a sophisticated security breach of the SolarWinds software platform used by Idaho Power and broadly across industry sectors, including the utility industry and many of the industry’s vendors, created a cyber security vulnerability for thousands of companies in the United States as well as a number of governmental entities. All information technology systems are vulnerable to disability, unauthorized access, unintentional defects, user error, errors in system changes, and cybersecurity incidents. Idaho Power is in the process of pursuing complex business system upgrades, and these significant changes increase the risk of system interruption. Any data security breaches, such as misappropriation, misuse, leakage, falsification or accidental release or loss of information maintained in Idaho Power's information technology systems or on third-party systems, including customer or employee data, could result in violations of privacy and other laws and associated litigation and liability for damages, fines, and penalties; financial loss to Idaho Power or to its customers; customer dissatisfaction or diminished customer confidence; and damage to Idaho Power’s reputation, all of which could materially affect Idaho Power's financial condition and results of operations.

No security measures can completely shield Idaho Power's systems, infrastructure, and data from vulnerabilities to cyber attacks, human error, intrusions, or other catastrophic events that could result in their failure or reduced functionality, and ultimately the potential loss of sensitive information or the loss of Idaho Power's ability to fulfill critical business functions and provide reliable electric power to customers. Despite the steps Idaho Power may take to detect, mitigate, or eliminate threats and respond to security incidents, the techniques used by those who seek to obtain unauthorized access, and possibly disable or sabotage systems or abscond with information and data, change frequently and Idaho Power may not be able to protect against all such actions. Idaho Power actively monitors developments in the area of cybersecurity and is involved in various related government and industry groups, and the company’s board receives security updates at least quarterly. Although Idaho Power continues to make investments in its cybersecurity program, including personnel, technologies, cyber insurance and training of personnel, there can be no assurance that these systems or their expected functionality will be implemented, maintained, or expanded effectively; nor can security measures completely eliminate the possibility of a cybersecurity breach. Further, the implementation of security guidelines and measures has resulted in and Idaho Power expects to continue to result in increased costs. Idaho Power maintains insurance related to many forms of cyber and physical security events; however, such insurance is subject to exclusions and may be insufficient in amount to offset any losses, costs, or damage experienced, particularly given the potential significant magnitude of a security incident like those reported broadly in the media, and further, any such insurance may become unreasonably expensive or unavailable in the future.

Terrorist attacks, acts of war, social unrest, cyber and physical security attacks, and similar incidents can also have indirect impacts by creating political, economic, social, or financial market instability, and can cause damage to or interference with Idaho Power’s operating assets, customers, or suppliers. This may result in business interruption, lost revenue, higher commodity prices, disruption in fuel supplies, lower energy consumption, and unstable commodity and financial markets, particularly with respect to electricity and natural gas, any of which may materially adversely affect Idaho Power. These events, and governmental actions in response, could result in a material decrease in revenues and increase costs to protect, repair, and insure Idaho Power's assets and operate its infrastructure, systems, and business.

Changes in capital expenditures for infrastructure and the risks associated with permitting and construction of utility infrastructure can significantly affect IDACORP's and Idaho Power's financial condition and results of operations. Idaho Power’s business is capital intensive and requires significant investments in power supply, transmission, and distribution infrastructure. A significant portion of Idaho Power’s facilities were constructed many years ago, and thus require periodic upgrades and frequent maintenance. Also, short-term and long-term anticipated increases in both the number of customers and the demand for energy require expansion and reinforcement of that infrastructure as described in Idaho Power's 2021 IRP. Idaho Power is not only in the permitting process for two high-voltage transmission line projects, but has issued requests for proposals for new capacity resources, and utility-scale battery storage, which are intended to help meet increasing customer energy demands. Idaho Power expects significant investment in capital improvements and expenditures for infrastructure projects that are subject to usual permitting and construction risks that can adversely affect project costs and the completion time. These risks include, as examples:

•the ability to timely obtain labor or materials at reasonable costs;
•defaults and delays by suppliers and contractors, including delays for specialty equipment that require significant lead times;
•equipment, engineering, and design failures;
•unexpected environmental and geological problems;
•the effects of adverse weather conditions;

•catastrophic events, natural disasters, pandemics and other public health events;
•availability of financing;
•the ability to obtain approval from local, state, or federal regulatory and governmental bodies and to comply with permits and land use rights, and environmental constraints; and
•delays and costs associated with disputes and litigation with third parties.

The occurrence of any of these risks could cause Idaho Power to operate at reduced capacity levels, which in turn could reduce revenues and reliability, increase expenses, or cause Idaho Power to incur penalties. If Idaho Power is unable to complete the permitting or construction of a project, or incurs costs that regulators do not deem prudent, it may be unable to recover its costs in full through rates or on a timely basis. Further, if Idaho Power is unable to secure permits or joint funding commitments to develop transmission infrastructure necessary to serve loads or if other resources become more economical, it may terminate those projects and, as alternatives, seek to develop additional generation facilities within areas where Idaho Power has available transmission capacity or pursue other more costly options to serve loads. To limit the timing-related risks of these projects, Idaho Power may enter into purchase orders and construction contracts and incur engineering and design service costs in advance of receiving necessary regulatory approvals or permits. If any of the projects are canceled for any reason, including Idaho Power's failure to receive necessary regulatory approvals or permits or because the project is no longer economical, Idaho Power could incur significant cancellation penalties under purchase orders or construction contracts. Additionally, termination of a project carries with it the potential for impairment of the associated asset if regulators deny full recovery of project costs. Thus, termination of a project could negatively affect IDACORP's and Idaho Power's financial condition and results of operations.

Demand for power during peak periods could exceed forecasted supply, resulting in deliverability risks and increased costs for purchasing capacity in the market or acquiring or constructing additional generation resources and battery storage facilities. Idaho Power's 2021 IRP identified a low-cost preferred resource portfolio and action plan for the next 20-year period that includes adding substantial renewable resources and ending participation in the remaining coal-fired units by the end of 2028. As Idaho Power implements the IRP's action plan, which also advances its goal to provide 100 percent clean energy by 2045, it remains obligated to provide reliable and affordable energy to its customers, but there are certain potential deliverability and cost risks associated with this transition. These risks include, but are not limited to, (1) the failure to timely obtain or construct additional resources to meet forecast needs related to load growth and coal exits, (2) increased renewable energy generation presenting risks of uncertainty and variability that could be further compounded as neighboring systems transition towards increasing levels of renewable resources, and (3) increased potential resource volatility due to changes in the energy market. During peak periods, power demand could exceed Idaho Power’s forecasted available generation capacity, particularly if Idaho Power’s power plants are not performing as anticipated and additional resources and battery storage are not acquired as needed to meet demand. Competitive market forces or adverse regulatory actions may require Idaho Power to purchase capacity and energy from the market, if such resources are even available for purchase, or build additional resources to meet customers’ energy needs in an expedited manner. If that occurs, Idaho Power may be unable to recover these additional costs and could experience a lag between when costs are incurred and when regulators permit recovery in customers’ rates, which could have negative impacts on operations and cash flows.

Factors contributing to lower hydropower generation can increase costs and negatively impact IDACORP's and Idaho Power's financial condition and results of operations. Idaho Power derives a significant portion of its power supply from its hydropower facilities. During 2020 and 2021, 54 percent and 48 percent, respectively, of Idaho Power's electric power from Idaho Power-owned generation was from hydropower facilities. Due to Idaho Power’s heavy reliance on hydropower generation, the impacts of climate change and factors such as precipitation and snowpack, the timing of run-off, and the availability of water in the Snake River Basin can significantly affect its operations. The combination of a long-term trend of declining Snake River base flows, over-appropriation of water, and periods of drought have led to water rights disputes and proceedings among surface water and ground water irrigators and the State of Idaho. Recharging the Eastern Snake Plain Aquifer by diverting surface water to porous locations and permitting it to sink into the aquifer is one approach to the over-appropriation dispute. Diversions from the Snake River for aquifer recharge or the loss of water rights reduce Snake River flows available for hydropower generation. When hydropower generation is reduced, Idaho Power must increase its use of more expensive thermal generating resources and market power purchases; therefore, costs increase and opportunities for wholesale energy sales are reduced, reducing revenues and potentially earnings. Through its power cost adjustment mechanisms, Idaho Power expects to recover most (but not all) of the increase in net power supply costs caused by lower hydropower generation. The timing of recovery of the increased costs, however, may not occur until the subsequent power cost adjustment year, adversely affecting cash flows and liquidity.

Idaho Power’s use of coal and natural gas to fuel power generation facilities exposes it to commodity availability and price risk, which can adversely affect IDACORP's and Idaho Power's results of operations and financial condition. As part of its normal business operations, Idaho Power purchases coal and natural gas in the open market or under short-term or long-term contracts, often with variable pricing terms. Market prices for coal and natural gas are volatile and influenced by factors impacting supply and demand such as weather conditions, the adequacy and type of generating capacity, fuel transportation availability, economic conditions, regulations related to GHG emissions, changes in technology, moratoriums on federally leased coal, and increases in coal lease costs. Natural gas transportation to Idaho Power's three natural gas plants is limited to one primary pipeline, presenting a heightened possibility of supply constraint and disruptions separate from the risk of counterparty default. Most of Idaho Power's coal supply arrangements are under long-term contracts for coal originating in Wyoming, and thus Idaho Power is exposed to risk of disruption of coal production in, or transportation from, that region. Idaho Power may from time to time enter into new, or renegotiate, these long-term contracts but can provide no assurance that such contracts will be negotiated or renegotiated on satisfactory terms, or at all. There also can be no assurance that counterparties to the natural gas or coal supply agreements will fulfill their obligations to supply natural gas or coal, and they may experience regulatory, financial, or technical problems or unforeseeable events that inhibit their ability to deliver natural gas or coal. Disruptions in transportation of fuel and defaults by coal and natural gas suppliers may cause Idaho Power to seek alternative, and potentially more costly, sources of fuel or rely on other generation sources or wholesale market power purchases. Idaho Power's failure to provide service due to such disruptions may also result in fines, penalties, or cost disallowances through the regulatory process. Idaho Power may not be able to fully or timely recover these increased costs through rates and power cost adjustment mechanisms, which may adversely affect IDACORP's and Idaho Power's financial condition and results of operations.

Idaho Power’s power supply, transmission, and distribution facilities are subject to numerous operational risks unique to it and its industry, including circumstances causing power outages, injuries and property damage, loss of life, and fires. Operating risks associated with Idaho Power's power supply, transmission, and distribution facilities include equipment failures, volatility in fuel and transportation pricing, interruptions in fuel supplies, increased regulatory compliance costs, changes necessitated by environmental legislation or litigation, labor disputes or attrition, accidents and workforce safety matters, environmental damage, property damage, wildfires, acts of terrorism or sabotage (both cyber and asset-based), the loss of cost-effective disposal options for solid waste such as coal ash, operator error, and the occurrence of catastrophic events at the facilities. Diminished availability or performance of those facilities could result in reduced customer satisfaction, reputational harm, liability to third parties (including tort liability), and regulatory inquiries and fines. Operation of Idaho Power's owned and co-owned generating stations below expected capacity levels, or unplanned outages at these stations, could cause reduced energy output and lower efficiency levels and result in lost revenues and increased expenses for alternative fuels or wholesale market power purchases. Further, during high-load periods the transmission system in Idaho Power's service area is constrained, limiting the ability to transmit electric energy within the service area and access electric energy from outside the service area. Idaho Power's transmission facilities are also interconnected with those of third parties, and thus operation of Idaho Power's and third-parties' facilities could be adversely affected by unexpected or uncontrollable events. These transmission constraints and events could result in failure to provide reliable service to customers and the inability to deliver energy from generating facilities to the power grid, and the inability to access lower cost sources of electric energy. Idaho Power also enters into agreements with third-party contractors to perform work on its power supply, transmission, and distribution facilities, and may in some circumstances retain liability for the quality and completion of those contractors’ work, potentially subjecting Idaho Power to penalties, liability for personal injury, loss of life, or property damage, reputational harm, or enforcement actions or liability if a contractor violates applicable laws, rules, regulations, or orders.

Accidents, terrorist acts, electrical contacts, fires, explosions, catastrophic failures, general system damage or dysfunction, intentional acts of destruction, uncontrolled release of water from hydropower dams, and other unplanned events related to Idaho Power's infrastructure would increase repair costs and may expose Idaho Power to liability for personal injury, loss of life, and property damage. Fires alleged to have been caused by Idaho Power's transmission, distribution, or generation infrastructure, or that allegedly result from Idaho Power’s or its contractors’ operating or maintenance practices, could also expose Idaho Power to claims for fire suppression and clean-up costs, evacuation costs, fines and penalties, and liability for economic damages, personal injury, loss of life, property damage, and environmental pollution, whether based on claims of negligence, trespass, or otherwise. The risk of wildfires is exacerbated in forested areas where beetle infestations and rising tree mortality rates have caused a significant increase in the quantity of standing dead and dying timber, increasing the risk that such trees may fall from either inside or outside our right-of-way into a powerline igniting a fire and increasing the magnitude of fires. A significant number of urban-wildland interfaces in and near Idaho Power's service area, and commonly hot, dry summer conditions that may worsen as a result of climate change, increase the likelihood and magnitude of damages that may be caused by fires burning into or allegedly originating from utility equipment. Further, there has been an increasing trend in the degree of annual destruction from wildfires in the western United States. Idaho Power maintains insurance coverage for such operating and event risks, but insurance coverage is subject to the terms and limitations of the available policies and may not be sufficient in amount to cover Idaho Power’s ultimate liability. Coverage limits within wildfire insurance policies could result in material self-insured costs in the event there are fires that are deemed to be separate occurrences covered by self-insured retention amounts under the terms of Idaho Power’s insurance policies. Idaho Power or its contractors and customers could also experience coverage reductions and increased wildfire insurance costs in future years. Idaho Power may be unable to fully recover costs in excess of insurance through customer rates or regulatory mechanisms and, even if such recovery is possible, it could take several years to collect. If the amount of insurance is insufficient or otherwise unavailable, and if Idaho Power is unable to fully recover in rates the costs of uninsured losses, IDACORP’s and Idaho Power’s financial condition, results of operations, or cash flows could be materially affected.

Purchases of power from renewable energy projects, and integration of power generated from those projects into Idaho Power's system, may increase costs and decrease system reliability, and adversely affect Idaho Power's and IDACORP's results of operations and financial condition. An abundance of intermittent, non-dispatchable generation from renewable energy projects interconnected with Idaho Power's system has had an impact on the operation of Idaho Power's generation plants, system reliability, power supply costs, and the wholesale power markets. Idaho Power is generally obligated under federal law to purchase power from certain renewable energy projects, regardless of the then-current load demand, availability of lower cost generation resources, or wholesale energy market prices. As of December 31, 2021, Idaho Power had federally-mandated contracts to purchase energy from 129 on-line projects with third parties. This increases the likelihood and frequency that Idaho Power will be required to reduce output from its lower-cost hydropower and fossil fuel-fired generation resources, which in turn increases power purchase costs and customer rates and impacts Idaho Power's ability to invest in additional generation and earn a reasonable return on rate base in the future. Further, balancing load and generation from Idaho Power's power generation portfolio is challenging, and Idaho Power expects that its operational and infrastructure costs will continue to increase as a result of its efforts to integrate intermittent, non-dispatchable generation from a large number of renewable energy projects. If Idaho Power is unable to timely recover those costs through its rates, power cost adjustment mechanisms, or otherwise, those increased costs may negatively affect IDACORP's and Idaho Power's results of operations, financial condition, and cash flows.

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

The impacts of a retiring workforce with specialized utility-specific functions and the inability to hire qualified third-party vendors could increase costs and adversely affect IDACORP's and Idaho Power's financial condition and results of operations. Idaho Power’s operations require a skilled workforce to perform specialized utility functions. Many of these positions, such as linemen, grid operators, engineering and design personnel, and generation plant operators, require extensive, specialized training. At December 31, 2021, approximately 16 percent of Idaho Power's employees were eligible for regular or early retirement under Idaho Power's defined benefit pension plan. This will require Idaho Power to attract, train, and retain new employees to help prevent a loss of institutional knowledge and avoid a skills gap. Idaho Power does not have employment contracts with its officers or key employees and cannot guarantee that any member of its management or any key employee at the IDACORP parent or any subsidiary level will continue to serve in any capacity for any particular period of time. The loss of skills and institutional knowledge of experienced employees, the failure to foster an innovative, inclusive, equitable, and diverse environment in order to hire appropriately qualified employees, the costs associated with attracting, training, and retaining such employees to replace an aging and skilled workforce or the inability to do so, and the operational and financial costs of unionization or the attempt to unionize all or part of the companies’ workforce, could have a negative effect on IDACORP's and Idaho Power's financial condition and results of operations. Idaho Power could incur increased costs due to such turnover due to a loss of knowledge, errors due to inexperienced employees or substantial training time, loss of productivity, and increased safety compliance issues.

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
Changes in legislation, regulation, and government policy may have a material adverse effect on IDACORP’s and Idaho Power’s business in the future. Specific legislative and regulatory proposals and recently enacted legislation that could have a material impact on IDACORP and Idaho Power include, but are not limited to, tax reform, utility regulation, carbon-reduction initiatives, infrastructure renewal programs, climate change and environmental regulation, and modifications to accounting and public company reporting requirements. Further, the proposals and new legislation could have an impact on the rate of growth of Idaho Power’s customers and their willingness to expand operations and increase electric service requirements. Under the current Presidential Administration, Idaho Power expects laws, regulations, and policies relating to environmental compliance to continue to change and require IDACORP and Idaho Power and some of their customers to modify their business strategy or restrict activities and projects, potentially subjecting them to increased compliance costs. For example, in January 2021, the United States rejoined the Paris Agreement on climate change that requires commitments related to GHG emissions, among other things, and the Presidential Administration has announced ambitious clean energy initiatives. Many states and localities may continue to pursue climate policies in addition to federal mandates. The state of Oregon, for instance, has been pursuing cap-and-trade legislation for GHG emissions. Failure to comply with environmental laws and regulations, even if such non-compliance is caused by factors outside of Idaho Power's control, may result in the assessment of civil or criminal penalties or fines, or government enforcement actions. Idaho Power could also become subject to climate change lawsuits and an adverse outcome could require substantial expenditures and could possibly require payment of damages. IDACORP and Idaho Power expect federal, state, and local governmental authorities to implement various recent and expected future executive orders from the Presidential Administration and are unable to predict whether and to what extent such actions will meaningfully change existing legislative and regulatory environments relevant to the companies, or if any such changes would have a net positive or negative impact on the companies. Idaho Power is unable to estimate the costs of complying with such legislative or regulatory changes due to the uncertainties associated with the nature and implementation of the changes, and may not be able to recover the associated costs. To the extent that such changes have a negative impact on the companies or Idaho Power’s customers, including as a result of related uncertainty, these changes may materially and adversely impact IDACORP’s and Idaho Power’s business, financial condition, results of operations, and cash flows.

Changes in income tax laws and regulations, or differing interpretation or enforcement of applicable laws by the U.S. Internal Revenue Service or other taxing jurisdictions, could have a material adverse impact on IDACORP’s or Idaho Power’s financial condition and results of operations. IDACORP and Idaho Power must make judgments and interpretations about the application of the law when determining the provision for income taxes. Amounts of income tax-related assets and liabilities involve judgments and estimates of the timing and probability of recognition of income, deductions, and tax credits, which are subject to challenge by taxing authorities. These judgments may include estimates for potential outcomes regarding tax positions that may be subject to challenge by the taxing authorities. Disputes over interpretations of tax laws may be settled with the taxing authority in examination, upon appeal, or through litigation. In recent years, state regulatory mechanisms with income tax-related provisions (such as Idaho Power's May 2018 Idaho tax reform settlement stipulation approved by the IPUC), have significantly impacted IDACORP's and Idaho Power's results of operations. Due to the current Presidential Administration, IDACORP and Idaho Power expect tax reform legislation could be enacted that may increase the companies' federal and state tax rates and reporting obligations. The outcome of potential future income tax proceedings or laws, or the state public utility commissions' treatment of those outcomes, could differ materially from the amounts IDACORP and Idaho Power record prior to conclusion of those proceedings, and the difference could negatively affect IDACORP’s and Idaho Power’s earnings and cash flows. Further, in some instances, the treatment from a ratemaking perspective of any net income tax expense (including from increased tax rates) or benefit could be different than IDACORP or Idaho Power anticipate or request from applicable state regulatory commissions, which could have a negative effect on their financial condition and results of operations. In addition, Idaho Power uses the regulatory flow-through income tax accounting method as described in Note 1 - "Summary of Significant Accounting Policies" to the consolidated financial statements included in this report, and potential changes in income tax laws or interpretations may impact IDACORP's and Idaho Power's income taxes and reporting obligations differently than most other companies.

IDACORP's and Idaho Power’s businesses are subject to an extensive set of environmental laws, rules, and regulations, which could impact their operations and costs of operations, potentially rendering some generating units uneconomical to maintain or operate, and could increase the costs and alter the timing of major projects. IDACORP's and Idaho Power's operations are subject to a number of federal, state, and local environmental statutes, rules, and regulations relating to climate change, air and water quality, natural resources, endangered species and wildlife, renewable energy, and health and safety. Many of these laws and regulations are described in Part II - Item 7 - “Management’s Discussion and Analysis of Financial

Condition and Results of Operations - Environmental Matters” in this report. These laws and regulations generally require IDACORP and Idaho Power to obtain and comply with a wide variety of environmental licenses, permits, and other approvals, including through substantial investment in pollution controls, and may be enforced by both public officials and private individuals. Some of these regulations are pending, changing, or subject to interpretation, and failure to comply may result in penalties, mandatory operational changes, and other adverse consequences, including costs associated with defending against claims by governmental authorities or private parties and complying with new operating requirements. Idaho Power devotes significant resources to environmental monitoring, pollution control equipment, and mitigation projects to comply with existing and anticipated environmental regulations. However, it is possible that federal, state and local authorities could attempt to enforce more stringent standards, stricter regulation, and more expansive application of environmental regulations.

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

The utility industry is also facing increasing stakeholder scrutiny related to its environmental, social, and governance (ESG) programs. Recently, Idaho Power has seen a rise in certain stakeholders, such as investors, customers, employees, and lenders placing increasing importance on the impact and social cost of their investments. Emissions of GHGs, including, most significantly CO2, could be further restricted in the future in response to additional state and federal regulatory requirements, increased scrutiny and changing stakeholder expectations with respect to environmental and climate change programs, judicial decisions and international accords. If new emissions reduction rules were to become effective, they could result in significant additional compliance costs that would affect Idaho Power's future financial position, results of operations, and cash flows if such costs are not timely recovered through regulated rates. Moreover, the possibility exists that stricter laws, regulations, or enforcement policies could significantly increase compliance costs and the cost of any remediation that may become necessary.

In addition, some environmental regulations are currently subject to litigation and not yet final. As a result of this uncertainty, approaches to comply with the regulations, including available control technologies or other allowed compliance measures, are unpredictable and Idaho Power cannot foresee the potential impacts these regulations would have on Idaho Power's operations or financial condition. In 2019, Idaho Power announced its commitment to serve customers with 100 percent clean energy by 2045, and Idaho Power has short-term and medium-term targets for CO2 emission reductions, which could impact infrastructure resource decisions and costs. Idaho Power's ability to achieve these targets are subject to a number of risks and uncertainties, including the company's regulatory obligation to serve its customers, the availability and cost of new generation resources, legal and permitting requirements, system operation and energy integration, grid balancing, among others. Additionally, Idaho Power is not guaranteed timely or full recovery through customer rates of costs associated with environmental regulations, environmental compliance, its clean energy initiatives, plant closures, or clean-up of contamination. If there is a delay in obtaining any required environmental regulatory approval or if Idaho Power fails to obtain, maintain, or comply with any such approval, construction and/or operation of Idaho Power's generation or transmission facilities could be delayed, halted, terminated, or subjected to additional costs. For further discussion of environmental matters that may affect Idaho Power, see "Environmental Matters" in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.

Obligations imposed in connection with hydropower license renewals and permitting may require large capital expenditures, increase operating costs, reduce hydropower generation, and negatively affect IDACORP's or Idaho Power's results of operations and financial condition. For the last several years, Idaho Power has been engaged in an effort to renew its federal license for its largest hydropower generation source, the HCC. Relicensing and ongoing permitting requirements include an extensive public review process that involves numerous natural resource issues and environmental conditions. The existence of endangered and threatened species in the watershed may result in major operational changes to the region’s hydropower projects, which may be reflected in hydropower licenses, including for the HCC and the American Falls facility. In addition, new interpretations of existing laws and regulations could be adopted or become applicable to hydropower facilities, which could further increase required expenditures for marine life recovery and endangered species protection and reduce the amount of hydropower generation available to meet Idaho Power’s generation requirements. Idaho Power cannot predict the requirements that might be imposed during the relicensing and permitting process, the financial impact of those requirements, whether a new multi-year license will ultimately be issued, and whether the IPUC or OPUC will allow recovery through rates of the substantial costs incurred in connection with the licensing process and subsequent compliance. Imposition of onerous conditions in the relicensing and permitting processes could result in Idaho Power incurring significant capital expenditures, increase operating costs (including power purchase costs), and reduce hydropower generation, which could negatively affect results of operations and financial condition.

Idaho Power could be subject to penalties, reputational harm, and operational changes if it violates mandatory reliability and security requirements, which could adversely impact IDACORP's and Idaho Power's results of operations and financial condition. As an owner and operator of a bulk power transmission system, Idaho Power is subject to mandatory reliability and security standards issued by the FERC and other regulators. The standards are based on the functions that need to be performed to ensure the bulk power system operates reliably and are guided by reliability, security, and market interface principles. Compliance with reliability standards subjects Idaho Power to higher operating costs and increased capital expenditures. Idaho Power has received in recent years notices of violations from, and regularly self-reports reliability standard compliance issues to, the FERC, the North American Electric Reliability Corporation, and the Western Electricity Coordinating Council. Potential monetary and non-monetary penalties for a violation of FERC regulations may be substantial, and in some circumstances monetary penalties may exceed $1.4 million per day per violation. As a utility with a large customer base, Idaho Power is subject to adverse publicity focused on the reliability of its services and the speed with which it is able to respond to electric outages caused by storm damage or other unanticipated events. Adverse publicity could harm the reputations of IDACORP and Idaho Power; may make state legislatures, utility commissions, and other regulatory authorities less likely to view the companies in a favorable light; and may cause Idaho Power to be subject to less favorable legislative and regulatory outcomes or increased regulatory oversight. The imposition of any of the foregoing on Idaho Power for its actual or alleged failure to comply with reliability and security requirements could also have a negative effect on its and IDACORP’s results of operations and financial condition.

IDACORP and Idaho Power are subject to costs and other effects of legal and regulatory proceedings, disputes, and claims. From time to time in the normal course of business, IDACORP and Idaho Power are subject to various lawsuits, regulatory proceedings, disputes, and claims that could result in adverse judgments or settlements, fines, penalties, injunctions, or other adverse consequences. These matters are subject to a number of uncertainties, and management is often unable to predict the outcome of such matters; resulting liabilities could exceed amounts currently reserved or insured against with respect to such matter. The legal costs and final resolution of matters in which IDACORP or Idaho Power are involved could have reputational impact and a short- or long-term negative effect on their financial condition and results of operations. Addressing any adverse publicity or governmental scrutiny could be time consuming and expensive, regardless of the basis of the assertions being made, and could impact Idaho Power's relationship with employees, stakeholders, and regulators. Further, the terms of resolution could require the companies to change their operational practices and procedures, which could also have a negative effect on their financial positions and results of operations.

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

If the assumptions underlying coal mine reclamation at Bridger Coal Company and related forecast trust fund growth are materially inaccurate, Idaho Power’s costs could be greater than anticipated or be incurred sooner than anticipated. Bridger Coal Company (BCC), a subsidiary of Idaho Power located in the state of Wyoming, uses both surface and underground methods to mine coal to be used for power generation at the Jim Bridger power plant. The federal Surface Mining Control and Reclamation Act and state laws and regulations establish operational, reclamation, bonding, and closure obligations and standards for mining of coal. BCC’s estimate of reclamation liability and bonding obligations is reviewed periodically by Idaho Power’s management committee, audit committee of the board of directors, external and internal auditors, and by government regulators. Idaho Power funds a trust and posts collateral in the form of a surety bond purchased jointly with the co-owner of BCC to cover such projected mine reclamation costs pursuant to the laws of the state of Wyoming. The trust funds are invested in debt and equity securities and poor performance of these investments would reduce the amount of funds available for their intended purpose, which could require Idaho Power to make additional cash contributions. If actual costs related to those obligations exceed estimates, government regulations relating to those obligations change significantly or unexpected cash funding obligations are required, IDACORP’s and Idaho Power’s results of operations and financial condition could be adversely affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Idaho Power's properties consist of the physical assets necessary to support its utility operations, which include generation, transmission, and distribution facilities, as well as coal assets that support one of its coal-fired generation plants. In addition to these physical assets, Idaho Power has rights-of-way and water rights that enable it to use its facilities. Idaho Power’s system is composed of 17 hydropower generating plants located in southern Idaho and eastern Oregon, three natural gas-fired plants in southern Idaho, and interests in two coal-fired steam electric generating plants located in Wyoming and Nevada. In October 2020, Idaho Power and co-owner Portland General Electric ceased coal-fired operations at their Boardman power plant, as planned. As of December 31, 2021, the system also includes approximately 4,843 pole-miles of high-voltage transmission lines, 23 step-up transmission substations located at power plants, 21 transmission substations, 10 switching stations, 30 mixed-use transmission and distribution substations, 187 energized distribution substations (excluding mobile substations and dispatch centers), and approximately 28,570 pole-miles of distribution lines.

Idaho Power holds Federal Energy Regulatory Commission (FERC) licenses for all of its hydropower projects that are subject to federal licensing. Relicensing of Idaho Power’s hydropower projects is discussed in Part II - Item 7 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Matters – Relicensing of Hydropower Projects" in this report.

IDACORP's and Idaho Power's headquarters are located in Boise, Idaho. The corporate headquarters campus consists of approximately 305,741 square feet of owned office space. Excluding Idaho Power's power generation facilities and substations, Idaho Power owns an additional 1,129,222 square feet of office, warehouse, and industrial space to support its operations in Idaho and Oregon.

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

Through Idaho Energy Resources Co., Idaho Power owns a one-third interest in Bridger Coal Company and coal leases near the Jim Bridger generating plant in Wyoming from which coal is mined and supplied to the plant. Ida-West Energy Company holds 50-percent interests in nine hydropower plants that have a total nameplate capacity of 44 MW. These plants are located in Idaho and California.

Idaho Power's hydropower projects and other owned and co-owned generating facilities and their nameplate capacities, as of the date of this report, are included in the table below.

Project	Nameplate Capacity (kW)(1)	License Expiration
Hydropower Projects:
Properties Subject to Federal Licenses:
Lower Salmon	60,000	2034
Bliss	75,038	2034
Upper Salmon	34,500	2034
Shoshone Falls	14,729	2040
CJ Strike	82,800	2034
Upper Malad - Lower Malad	21,770	2035
Brownlee - Oxbow - Hells Canyon (Hells Canyon Complex)	1,256,501	2005	(2)
Swan Falls	27,170	2042
American Falls	92,340	2025
Cascade	12,420	2031
Milner	59,448	2038
Twin Falls	52,898	2040
Other Hydropower:
Clear Lake - Thousand Springs	9,300
Total Hydropower	1,798,914
Steam and Other Generating Plants:
Jim Bridger (coal-fired)(3)	775,286
North Valmy Unit 2 (coal-fired)(3)(4)	144,900
Danskin (gas-fired)	270,900
Langley Gulch (gas-fired)	318,453
Bennett Mountain (gas-fired)	172,800
Salmon (diesel-internal combustion)	5,000
Total Steam and Other	1,687,339
Total Generation	3,486,253
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

IDACORP’s common stock, without par value, is traded on the New York Stock Exchange (NYSE) under the trading symbol "IDA". On February 11, 2022, there were 7,747 holders of record of IDACORP common stock. The outstanding shares of Idaho Power’s common stock, $2.50 par value, are held by IDACORP and are not traded. IDACORP became the holding company of Idaho Power on October 1, 1998.

For information regarding IDACORP's dividend policy, see Part II - Item 7 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Dividends" in this report. For information relating to restrictions on dividends see, Note 7 - "Common Stock" to the consolidated financial statements included in this report.

IDACORP did not repurchase any shares of its common stock during the fourth quarter of 2021.

Performance Graph

The graph below shows a comparison of the five-year cumulative total shareholder return for IDACORP common stock, the S&P 500 Index, and the Edison Electric Institute (EEI) Electric Utilities Index. The data assumes that $100 was invested on December 31, 2016, with beginning-of-period weighting of the peer group indices (based on market capitalization) and monthly compounding of returns.

Comparison of Cumulative Total Return
$100 Invested December 31, 2016

IDACORP, Inc.
S&P 500 Index
EEI Electric Utilities Index
$250
$200
$150
$100
$50
2016
2017
2018
2019
2020
2021
Period Ending December 31

    Source: Bloomberg and EEI

	2016	2017	2018	2019	2020	2021
IDACORP	$100.00	$116.43	$121.74	$143.27	$132.57	$161.01
S&P 500	100.00	121.82	116.47	153.14	181.30	233.30
EEI Electric Utilities Index	100.00	111.72	115.82	145.69	144.00	168.65

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in this report, the general financial condition and results of operations for IDACORP and its subsidiaries and Idaho Power and its subsidiary are discussed. The discussion of IDACORP's and Idaho Power's general financial condition and results of operations for 2020 compared with 2019 can be found in their Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Annual Report). See Part II - Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2020 Annual Report for further information on the companies' prior period results of operations. While reading the MD&A, please refer to the accompanying consolidated financial statements of IDACORP and Idaho Power. Also refer to "Cautionary Note Regarding Forward-Looking Statements" and Part I - Item 1A - "Risk Factors" in this report for important information regarding forward-looking statements made in this MD&A and elsewhere in this report.

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

Idaho Power is the parent of Idaho Energy Resources Co. (IERCo), a joint venturer in Bridger Coal Company (BCC), which mines and supplies coal to the Jim Bridger generating plant owned in part by Idaho Power. IDACORP’s other notable subsidiaries include IDACORP Financial Services, Inc. (IFS), an investor in affordable housing and other real estate tax credit investments; and Ida-West Energy Company, an operator of small hydropower generation projects that satisfy the requirements of the Public Utility Regulatory Policies Act of 1978 (PURPA).

EXECUTIVE OVERVIEW

IDACORP is committed to its focus on competitive total returns and generating long-term value for shareholders. IDACORP’s business strategy emphasizes Idaho Power as IDACORP’s core business, since Idaho Power’s regulated electric utility operations are the primary driver of IDACORP’s operating results. This strategy is described in Part I, Item 1 - "Business - Business Strategy" of this report. Examples of IDACORP's and Idaho Power's achievements and recognitions during 2021 include:

•IDACORP achieved net income growth for a fourteenth consecutive year;
•IDACORP increased its quarterly common stock dividend to $0.75 per share from $0.71 per share, as a part of a 150 percent increase in quarterly dividends approved over the last ten years. The increase keeps IDACORP within its current target payout ratio of between 60 and 70 percent of sustainable IDACORP earnings, annualizing the most recently declared quarterly dividend;
•Idaho Power's customer count grew 2.8 percent in 2021. On June 30, 2021, Idaho Power set a new all-time system peak demand of 3,751 megawatts (MW), exceeding the previous high of 3,422 MW set on July 7, 2017. The previous high from July 2017 was exceeded multiple times during the heat wave in Idaho Power's service area in June and July of 2021;
•Idaho Power continued its strong safety performance in 2021, tying its previous record for lowest number of Occupational Safety and Health Administration (OSHA) recordable incidents in Idaho Power's history. In January 2022, in recognition of Idaho Power's nontraditional approach of combining psychological safety and behavioral safety with practical application of human performance principles, the Edison Electric Institute (EEI) presented Idaho Power with the inaugural Thomas F. Farrell, II Safety Leadership and Innovation Award; and
•In December 2021, Idaho Power issued its 2021 Integrated Resource Plan (IRP) that contemplates no new fossil fuel resources for Idaho Power's power supply mix and plans for substantial renewable resource additions over the next 20 years. The 2021 IRP also includes the end to Idaho Power's participation in coal-fired generation facilities by the end of 2028, including the conversion of two coal-fired units at the Jim Bridger plant to natural gas in 2024 which facilitates Idaho Power's transition toward its "Clean Today, Cleaner Tomorrow.®" goal to provide Idaho Power's customers with 100 percent clean energy by 2045.

Coronavirus (COVID-19) Response and Impacts

In response to the COVID-19 public health crisis, in 2020 Idaho Power implemented its emergency management, business continuity, and enterprise pandemic plans. Idaho Power's internal emergency management team responded in accordance with the plans in an effort to ensure Idaho Power continues to provide reliable service to its customers during the public health crisis and to protect employees, customers, the general public, and Idaho Power's electrical system. Idaho Power's provision of electricity to customers through its power supply, transmission, and distribution operations, as of the date of this report, continues largely uninterrupted.

In March 2020, in consideration of COVID-19, Idaho Power temporarily suspended disconnections and late fees for late payment or non-payment. As approved by the IPUC in July 2020, Idaho Power resumed disconnections and accruing late fees for customers in its Idaho service area beginning in early August 2020. In recognition of the economic impact of the COVID-19 public health crisis, Idaho Power continues to carry a higher allowance for uncollectible receivables compared with historical levels. Idaho Power's allowance for estimated uncollectible receivables was $4.5 million at December 31, 2021, $4.8 million at December 31, 2020, and $1.4 million at December 31, 2019.

In 2020, the IPUC and OPUC issued orders granting Idaho Power the authority to defer unanticipated, emergency-related expenses due to COVID-19, net of any cost savings, for possible recovery through future rates. As of December 31, 2021, Idaho Power had recorded an immaterial regulatory asset for its estimate of unanticipated, emergency-related expenses, including higher bad debt expense, net of estimated savings.

In September 2021, the Presidential Administration issued an executive order announcing new U.S. Department of Labor’s OSHA requirements that all employers with more than 100 employees ensure their workforce is fully vaccinated or require any workers who remain unvaccinated to undergo weekly testing before coming to work. In January 2022, the Presidential Administration withdrew the OSHA requirements. If the requirements are reinstated or if there are new requirements imposed that are applicable to Idaho Power's workforce, vendors, or suppliers, Idaho Power is uncertain to what extent the requirements could disrupt the supply chain or result in Idaho Power losing skilled or specialized employees or limit Idaho Power’s ability to attract and retain skilled or specialized employees who are unwilling to obtain a vaccine or subject themselves to weekly testing or other new requirements. Idaho Power, based on discussions with employees, does believe that attrition of skilled workers could result from application of the mandate for COVID-19 vaccines and testing or other requirements to Idaho Power's workforce. If Idaho Power loses key portions of its skilled or specialized workforce, or significant supply chain disruptions occur, those events could adversely impact Idaho Power's ability to provide reliable service to its customers and its business and results of operations.

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

Summary of 2021 Financial Results

The following is a summary of Idaho Power's net income, net income attributable to IDACORP, and IDACORP's earnings per diluted share for the years ended December 31, 2021, 2020, and 2019 (in thousands, except earnings per share amounts):

	Year Ended December 31,
	2021	2020	2019
Idaho Power net income	$243,225	$233,235	$224,437
Net income attributable to IDACORP, Inc.	$245,550	$237,417	$232,854
Average outstanding shares – diluted (000’s)	50,645	50,572	50,537
IDACORP, Inc. earnings per diluted share	$4.85	$4.69	$4.61

The table below provides a reconciliation of net income attributable to IDACORP for the year ended December 31, 2021, from the year ended December 31, 2020 (items are in millions and are before tax unless otherwise noted):

Net income attributable to IDACORP, Inc. - December 31, 2020		$237.4
Increase (decrease) in Idaho Power net income:
Customer growth, net of associated power supply costs and power cost adjustment mechanisms	16.0
Usage per retail customer, net of associated power supply costs and power cost adjustment mechanisms	13.4
Retail revenues per MWh, net of associated power supply costs and power cost adjustment mechanisms	(13.4)
Transmission wheeling-related revenues	16.4
Other operations and maintenance (O&M) expenses	(9.2)
Other changes in operating revenues and expenses, net	(1.8)
Increase in Idaho Power operating income prior to sharing mechanism	21.4
Provision for sharing with customers	(0.6)
Increase in Idaho Power operating income	20.8
Non-operating expense, net	(3.1)
Income tax expense	(7.7)
Total increase in Idaho Power net income		10.0
Other IDACORP changes (net of tax)		(1.8)
Net income attributable to IDACORP, Inc. - December 31, 2021		$245.6

IDACORP's net income increased $8.2 million for 2021 compared with 2020, due primarily to higher net income at Idaho Power.

Idaho Power's customer growth of 2.8 percent added $16.0 million to Idaho Power's operating income compared with 2020. Higher sales volumes on a per-customer basis increased operating income by $13.4 million in 2021 compared with 2020, due mostly to warmer and drier weather in the spring and early summer that caused irrigation customers to use more energy for irrigation pumps and residential customers to use more energy for cooling in 2021 compared with 2020. The increase in usage per residential customer from the spring and early summer was mostly offset by lower usage per residential customer from August through December 2021 compared with those same months in 2020 due to milder temperatures. Also, a return to more normal economic conditions for commercial and industrial customers in 2021 compared with 2020 increased sales volumes on a per-customer basis, as 2020 was affected by negative COVID-19-related business conditions.

The net decrease in retail revenues per megawatt-hour (MWh) reduced operating income by $13.4 million in 2021 compared with 2020, primarily due to higher power supply costs. During the summer of 2021, higher wholesale energy market prices due to a heat wave in the western United States and higher energy usage by Idaho Power customers increased Idaho Power's net power supply expenses. The increase in the amount of net power supply expenses that were not deferred through Idaho Power's power cost adjustment mechanisms contributed to the negative variance in net retail revenues per MWh between the comparison periods. Also, Idaho Power decreased annual Idaho customer rates an estimated $3.9 million on January 1, 2021, and decreased annual Oregon customer rates an estimated $0.3 million on November 1, 2020, to reflect full depreciation of all Boardman power plant investments after ceasing coal-fired operations at the Boardman power plant in October 2020.

During 2021, transmission wheeling-related revenues increased $16.4 million compared with 2020, as the warmer and drier weather in the western United States in the spring and early summer, along with two new long-term wheeling agreements which began in April 2021, increased wheeling volumes. Colder winter weather in the southwest United States during the first quarter of 2021 also contributed to increased wheeling volumes in 2021 compared with 2020. In addition, Idaho Power's open access transmission tariff (OATT) rates increased approximately 10 percent during the period from October 1, 2020, to September 30, 2021, as compared with the rates in effect from October 1, 2019, to September 30, 2020. The rate increased an additional four percent on October 1, 2021.

Other O&M expenses increased $9.2 million in 2021 compared with 2020, primarily due to a return to more normal levels of purchased services and maintenance activity compared with 2020, which was affected by the COVID-19 public health crisis. Also, labor-related other O&M expenses increased slightly in 2021 compared with 2020.

In 2021, Idaho Power recorded $0.6 million as a provision against current revenues to be refunded to customers through a future rate reduction, through the Idaho-jurisdiction power cost adjustment (PCA) mechanism pursuant to a settlement stipulation approved by the IPUC as described in "Regulation of Rates and Cost Recovery" below.

Non-operating expense, net, increased $3.1 million in 2021 compared with 2020, primarily due to increased costs of an Idaho Power postretirement medical plan that are not expected to recur.

The $7.7 million increase in Idaho Power income tax expense in 2021 compared with 2020 was primarily due to greater 2021 pre-tax income and other plant-related income tax return adjustments.

2022 Initiatives and Strategy

IDACORP’s strategy is focused on four areas: growing financial strength, improving Idaho Power's core business, enhancing Idaho Power’s brand, and keeping employees safe and engaged. IDACORP's board of directors has reviewed and affirmed IDACORP’s long-term strategy. In executing on these four strategic cornerstones, IDACORP seeks to balance the interests of shareowners, Idaho Power customers, employees, and other stakeholders. Idaho Power is committed to working for strong, sustainable financial results by continuing to provide reliable, affordable, clean energy to its customers from diversified generation resources.

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

•Rate Base Growth and Infrastructure Investment: The rates established by the IPUC and OPUC are determined with the intent to provide an opportunity for Idaho Power to recover authorized operating expenses and depreciation and earn a reasonable return on “rate base.” Rate base is generally determined by reference to the original cost (net of accumulated depreciation) of utility plant in service and certain other assets, subject to various adjustments for deferred income taxes and other items. Over time, rate base is increased by additions to utility plant in service and reduced by depreciation and retirement of utility plant and write-offs as authorized by the IPUC and OPUC. Idaho Power is pursuing significant enhancements to its utility infrastructure in an effort to maintain system reliability, ensure an adequate supply of electricity, and provide service to new customers, including major ongoing transmission projects such as the Boardman-to-Hemingway and Gateway West projects. Idaho Power's existing hydropower and thermal generation facilities also require continuing upgrades and equipment replacement, and the company is undertaking a significant relicensing effort for the Hells Canyon Complex (HCC), its largest hydropower generation resource. Idaho Power intends to pursue timely inclusion of any significant completed capital projects into rate base as part of a future general rate case or other appropriate regulatory proceeding.

Existing and sustained growth in customers and peak demand for electricity will require Idaho Power to continue to enhance its power supply, transmission, and distribution infrastructure. Idaho Power's 2021 IRP indicates Idaho Power will have a resource capacity deficit for peak needs of 101 MW in 2023, an additional 85 MW deficit in 2024, and an additional 125 MW deficit in 2025. To help meet peak needs in 2023, Idaho Power plans to acquire and own 120 MW of battery storage assets, 40MW of which would be interconnected to a planned 40 MW solar facility from which Idaho Power will purchase the output through a 20-year power purchase agreement signed in February 2022. The interconnected battery storage facility is expected to qualify for investment tax credits. To help address the capacity deficits projected for 2024 and 2025, Idaho Power issued a request for proposals in December 2021. Based on current estimates, Idaho Power expects it could invest over $400 million in capital expenditures from 2022 through 2025 for resource additions to help meet the projected capacity deficits noted above. For more information on the 2021 IRP, including the load forecast assumptions Idaho Power used in its 2021 IRP, refer to "Resource Planning" in Item 1 - "Business" in this report. For more information about forecasted capital expenditures and expected rate base growth, see the "Liquidity and Capital Resources" section of this MD&A.

•Regulation of Rates and Cost Recovery: The prices that Idaho Power is authorized to charge for its electric and transmission service is a critical factor in determining IDACORP's and Idaho Power's results of operations and financial condition. Those rates are established by state regulatory commissions and the FERC and are intended to allow Idaho Power an opportunity to recover its expenses and earn a reasonable return on investment. Idaho Power focuses on timely recovery of its costs through filings with its regulators, working to put in place innovative regulatory mechanisms, and prudent management of expenses and investments. Idaho Power has a regulatory settlement stipulation in Idaho that includes provisions for the accelerated amortization of certain tax credits to help achieve a minimum 9.4 percent Idaho-jurisdiction return on year-end equity (Idaho ROE). The settlement stipulation also provides for the potential sharing between Idaho Power and its Idaho customers of Idaho-jurisdictional earnings in excess of 10.0 percent of Idaho ROE. The settlement stipulation has no expiration date but the minimum Idaho ROE would revert back to 95 percent of the allowed return on equity in the next general rate case. The specific terms of the settlement stipulation are described in Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report. With Idaho Power’s anticipated significant infrastructure investments that are intended to help meet projected near-term capacity deficits, Idaho Power’s evaluations indicate that the appropriate time to file general rate cases in both Idaho and Oregon is approaching. The resulting expected increase in rate-base eligible assets as these projects are placed into service, along with the significant amounts of capital expenditures Idaho Power has made since its last general rate case filed in 2011, will increase and potentially accelerate Idaho Power’s need to file general rate cases. In Idaho, Idaho Power is required to file a notice of its intent to file a general rate case with the IPUC at least 60 days before filing an application for a general rate case, and Idaho Power expects the processing of a general rate case in Idaho would span at least seven months before new rates would be in effect. In Oregon, Idaho Power expects that processing of a general rate case would take approximately ten months.

•Economic Conditions and Loads: Economic conditions impact consumer demand for energy, revenues, collectability of accounts, the volume of wholesale energy sales, and the need to construct and improve infrastructure, purchase power, and implement programs to meet customer load demands. In recent years, Idaho Power has seen significant growth in the number of customers in its service area. In 2021, Idaho Power's customer count grew by 2.8 percent. Idaho Power set a new all-time system peak demand of 3,751 MW on June 30, 2021, exceeding the previous high of 3,422 MW set on July 7, 2017. The previous peak demand from July 2017 was exceeded multiple times during the heat wave in Idaho Power's service area in June and July of 2021. Idaho Power expects its number of customers to continue to increase in the foreseeable future. Idaho Power also expects that existing and sustained growth in customers and peak demand for electricity will require Idaho Power to continue to enhance its capacity resources, transmission, and distribution infrastructure, including the Boardman-to-Hemingway and Gateway West transmission projects. That growth has resulted in the need for Idaho Power to procure additional new sources of energy and capacity to serve growing demand and to maintain system reliability, as noted above. Further, recent changes in the regional transmission markets have constrained the transmission system external to Idaho Power's service area and impacted Idaho Power's ability to import energy from energy markets in the western United States during peak load periods.

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

    Further, as Idaho Power's hydropower facilities comprise over one-half of Idaho Power's nameplate generation capacity, precipitation levels impact the mix of Idaho Power's generation resources. When hydropower generation decreases, Idaho Power must rely on more expensive generation sources and purchased power. When favorable hydropower generating conditions exist for Idaho Power, they also may exist for other Pacific Northwest hydropower facility operators, lowering regional wholesale market prices and impacting the revenue Idaho Power receives from wholesale energy sales. Much of the adverse or favorable impact of this volatility is addressed through the Idaho and Oregon power cost adjustment mechanisms. For 2022, due to relatively low reservoir storage carryover combined with current and forecasted snowpack conditions, Idaho Power expects generation from its hydropower resources to be in the range of 5.5 to 7.5 million MWh, compared with average total annual hydropower generation of approximately 7.7 million MWh over the last 30 years.

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

•Regulatory and Environmental Compliance Costs: Idaho Power is subject to extensive federal and state laws, policies, and regulations, as well as regulatory actions and audits by agencies and quasi-governmental agencies, including the FERC, the North American Electric Reliability Corporation, and the Western Electricity Coordinating Council. Compliance with these requirements directly influences Idaho Power's operating environment and affects Idaho Power's operating costs. Energy industry regulators may issue substantial penalties for utilities alleged to have violated reliability and critical infrastructure protection requirements. Moreover, environmental laws and regulations, in particular, may increase the cost of constructing new facilities, may increase the cost of operating generation plants, including Idaho Power's jointly-owned coal-fired generating plants, may require that Idaho Power install additional pollution control devices at existing generating plants, or may require that Idaho Power cease operating certain generation plants. Idaho Power expects to spend significant amounts on environmental compliance and controls in the next decade. Due to economic factors in part associated with the costs of compliance with environmental regulation, Idaho Power accelerated the retirement date of its jointly-owned coal-fired generating plant in Valmy, Nevada (Valmy), ceasing operations at one unit in 2019. In 2021, the IPUC acknowledged that Idaho Power's year-end 2025 exit date from Valmy unit 2 is appropriate based on economics and reliability needs. Idaho Power's jointly-owned coal plant in Boardman, Oregon, ceased operations as planned in October 2020. In June 2021, Idaho Power filed an application with the IPUC requesting, among other things, authorization to allow the Jim Bridger plant to be fully depreciated and recovered by end-of-year 2030. The status of Idaho Power's application is described more fully in the "Regulatory Matters" section of this MD&A.

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

•Wildfire Mitigation Efforts: In recent years, the western United States has experienced an increasing trend in the degree of annual destruction from wildfires. A variety of factors have contributed in varying degrees to this trend including climate change, increased wildland-urban interfaces, historical land management practices, and overall wildland and forest health. While Idaho Power has not experienced to-date the extent of catastrophic wildfires within its service area that have occurred in California, Oregon, Colorado, and elsewhere in the western United States, Idaho Power is taking a proactive approach to wildfire threat in its service area. Idaho Power has adopted a Wildfire Mitigation Plan (WMP) that outlines actions Idaho Power is taking or is working to implement in the future to reduce wildfire risk and to strengthen the resiliency of its transmission and distribution system to wildfires. Idaho Power's approach to achieve these objectives includes identifying areas subject to elevated risk; system hardening programs, vegetation management, and field personnel practices to mitigate wildfire risk; incorporating current and forecasted weather and field conditions into operational practices; public safety power shutoff protocols; and evaluating the performance and effectiveness of the strategies identified in the WMP through metrics and monitoring. In June 2021, the IPUC authorized Idaho Power to defer, for future amortization, the Idaho jurisdictional share of actual incremental O&M expenses and depreciation expense of certain capital investments necessary to implement the WMP. The WMP case with the IPUC is described in more detail in Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report.

RESULTS OF OPERATIONS

This section of MD&A takes a closer look at the significant factors that affected IDACORP’s and Idaho Power’s earnings. In this analysis, the results for 2021 are compared with 2020.

The table below presents Idaho Power’s energy sales and supply (in thousands of MWh) for the last two years.

	Year Ended December 31,
	2021	2020
Retail energy sales	15,406	14,828
Wholesale energy sales	600	1,197
Energy sales bundled with renewable energy credits	739	690
Total energy sales	16,745	16,715
Hydropower generation	5,382	6,967
Coal generation	2,981	3,719
Natural gas and other generation	2,765	2,109
Total system generation	11,128	12,795
Purchased power	6,823	5,072
Line losses	(1,206)	(1,152)
Total energy supply	16,745	16,715

For purposes of illustration, Boise, Idaho, weather-related information for the last two years is presented in the table that follows.

	Year Ended December 31,
	2021	2020	Normal(2)
Heating degree-days(1)	4,856	4,999	5,516
Cooling degree-days(1)	1,393	1,087	941
Precipitation (inches)	12.3	14.5	11.7

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

Sales Volume and Generation: In 2021, retail sales volumes increased 4 percent compared with the prior year, primarily due to growth in the number of Idaho Power customers and warmer and drier spring and early summer weather that caused customers to use more energy for cooling and irrigation. The number of Idaho Power customers grew by 2.8 percent in 2021. Less precipitation in Idaho Power's service area during the spring and early summer of 2021 compared with the same time period in 2020 led agricultural irrigation customers to use 6 percent more energy per customer to operate irrigation pumps during 2021 compared with 2020. During 2021, usage per commercial and industrial customer was approximately 3 percent higher compared with the prior year, due to a return to more normal economic activity compared with 2020, which was affected by negative COVID-19-related business conditions. Usage per residential customer was approximately 1 percent higher in 2021 than 2020, which was primarily due to weather variations that caused residential customers to use more energy for cooling in the spring and early summer, but less energy from August through December. Cooling degree-days in Boise, Idaho were 28 percent higher during 2021 compared with 2020 and 48 percent above normal. Also, heating degree-days were 3 percent lower during 2021 compared with 2020 and 12 percent lower than normal.

Wholesale energy sales volumes decreased 0.6 million MWh, or 50 percent, during 2021 compared with 2020, as lower system generation and higher retail sales volumes led to less energy available for opportunistic market sales.

Total system generation decreased 13 percent in 2021 compared with the prior year, due primarily to lower hydropower generation and coal-fired generation, partially offset by increased natural gas generation. Hydropower generation decreased 23 percent during 2021 compared with 2020, due primarily to lower reservoir storage carryover and weaker snowpack in the Snake River Basin. Coal-fired generation also decreased 20 percent during 2021, due to mostly to economic displacement by power purchased from the energy imbalance market in the western United States (Western EIM) and to a lesser extent due to the

October 2020 closure of the coal-fired generation plant in Boardman, Oregon. Natural gas generation increased 31 percent due mostly to the decrease in hydropower and coal-fired generation.

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

	Year Ended December 31,
	2021	2020
Retail revenues:
Residential (includes $34,835 and $34,409, respectively, related to the FCA(1))	$583,061	$547,404
Commercial (includes $1,407 and $1,543, respectively, related to the FCA(1))	314,745	293,057
Industrial	195,214	181,258
Irrigation	168,664	154,791
Provision for sharing	(569)	—
Deferred revenue related to HCC relicensing AFUDC(2)	(8,780)	(8,780)
Total retail revenues	$1,252,335	$1,167,730
Volume of Sales (MWh)
Residential	5,645	5,463
Commercial	4,164	4,009
Industrial	3,471	3,369
Irrigation	2,126	1,987
Total retail MWh sales	15,406	14,828
Number of retail customers at year-end
Residential	505,774	491,229
Commercial	76,022	74,409
Industrial	125	126
Irrigation	21,832	21,594
Total customers	603,753	587,358

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

Retail Revenues: Retail revenues increased $84.6 million in 2021 compared with 2020. The primary factors affecting retail revenues during the period were the following:

•Rates: Customer rates, excluding collections of amounts related to the power cost adjustment mechanisms, decreased retail revenues by $6.4 million in 2021 compared with 2020. Idaho Power decreased annual Idaho customer rates an estimated $3.9 million on January 1, 2021, and decreased annual Oregon customer rates an estimated $0.3 million on November 1, 2020, to reflect full depreciation of all Boardman power plant investments after ceasing coal-fired operations at the Boardman power plant in October 2020. Customer rates also include adjustments related to the PCA mechanism, which increased revenues by $42.0 million in 2021 compared with 2020. The adjustments related to the PCA mechanism in rates do not have a significant effect on operating income as a corresponding amount is recorded in expense in the same period.

•Customers: Customer growth of 2.8 percent increased retail revenues by $22.0 million in 2021 compared with 2020.

•Usage: Higher usage (on a per customer basis), in all customer classes, increased retail revenues by $27.2 million during 2021 compared with 2020. Less precipitation in Idaho Power's service area during the spring and early summer of 2021 compared with the same time period in 2020 led agricultural irrigation customers to use 6 percent more energy per customer to operate irrigation pumps during 2021. A return to more normal economic conditions in 2021 for commercial and industrial customers increased usage by both customer classes approximately 3 percent on a per-customer basis, as 2020 was affected by negative COVID-19-related business conditions. Usage per residential customer was approximately 1 percent higher than 2020, which was primarily due to weather variations that caused residential customers to use more energy at home for cooling in the spring and early summer of 2021, compared with 2020, but less energy from August through December. Cooling degree-days in Boise, Idaho were 28 percent higher during 2021 compared to 2020 and 48 percent above normal. Also, heating degree-days in that area were 3 percent lower during 2021 compared to 2020 and 12 percent lower than normal.

•Sharing: During 2021, Idaho Power recorded $0.6 million as a provision against current revenues to be refunded to customers through a future rate reduction. If approved, the rate reduction would be included in PCA rates beginning in June 2022. Idaho Power did not record any provision for sharing in 2020. This revenue sharing arrangement, which requires Idaho Power to share with Idaho customers a portion of Idaho-jurisdiction earnings exceeding a 10.0 percent Idaho ROE, is related to the May 2018 Idaho Tax Reform Settlement Stipulation. The May 2018 Idaho Tax Reform Settlement Stipulation is described further in "Regulatory Matters" in this MD&A and Note 3 -"Regulatory Matters" to the consolidated financial statements included in this report.

Wholesale Energy Sales: Wholesale energy sales consist primarily of long-term sales contracts, opportunity sales of surplus system energy, and sales into the energy imbalance market in the western United States, and do not include derivative transactions. The table below presents Idaho Power’s wholesale energy sales for the last two years (in thousands, except for MWh amounts).

	Year Ended December 31,
	2021	2020
Wholesale energy revenues	$40,839	$33,656
Wholesale MWh sold	600	1,197
Wholesale energy revenues per MWh	$68.07	$28.12

In 2021, wholesale energy revenue increased by $7.2 million, or 21 percent, compared with 2020, as higher average wholesale energy prices more than offset a decrease in volumes sold. Wholesale energy prices were higher compared with 2020 as extreme summer weather resulted in higher demand and lower supply of energy to the wholesale markets in the region. Wholesale energy sales volumes decreased 50 percent in 2021 compared with 2020, as lower system generation and higher retail sales volumes led to less energy available for opportunistic market sales.

Transmission Wheeling-Related Revenues: Revenue related to transmission wheeling increased $16.4 million in 2021 compared with 2020, as warmer, drier spring and summer weather in the western United States, along with two new long-term wheeling agreements that began in April 2021, increased wheeling volumes. In addition, Idaho Power's OATT rates increased approximately 10 percent during the period from October 1, 2020, to September 30, 2021, as compared with the rates in effect from October 1, 2019, to September 30, 2020. Also, Idaho Power's OATT rate increased 4 percent in October 2021. Refer to "Regulatory Matters" in this MD&A for more information on Idaho Power's OATT rate.

Energy Efficiency Program Revenues: In both Idaho and Oregon, energy efficiency riders fund energy efficiency program expenditures. Expenditures funded through the riders are reported as an operating expense with an equal amount recorded in revenues, resulting in no net impact on earnings. The cumulative variances between expenditures and amounts collected through the riders are recorded as regulatory assets or liabilities. A liability balance indicates that Idaho Power has collected more than it has spent and an asset balance indicates that Idaho Power has spent more than it has collected. At December 31, 2021, Idaho Power's energy efficiency rider balances were a $6.9 million regulatory asset in the Idaho jurisdiction and a $0.7 million regulatory asset in the Oregon jurisdiction. In December 2020, the IPUC authorized Idaho Power to increase the Idaho energy efficiency rider collection percentage from 2.75 percent to 3.1 percent, effective January 1, 2021.

Operating Expenses

Purchased Power: The table below presents Idaho Power’s purchased power expenses and volumes for the last two years (in thousands, except for MWh amounts).

	Year Ended December 31,
	2021	2020
Expense
PURPA contracts	$199,517	$194,380
Other purchased power (including wheeling)	194,174	103,037
Total purchased power expense	$393,691	$297,417
MWh purchased
PURPA contracts	3,040	3,087
Other purchased power	3,783	1,985
Total MWh purchased	6,823	5,072
Cost per MWh from PURPA contracts	$65.63	$62.97
Cost per MWh from other sources	$51.33	$51.91
Weighted average - all sources	$57.70	$58.64

Idaho Power is required by federal law to purchase power from some PURPA generation projects at a specified price regardless of the then-current load demand or wholesale energy market prices. The intermittent, non-dispatchable nature of most PURPA generation increases the likelihood that Idaho Power will at times be required to reduce output from its lower-cost hydropower and fossil fuel-fired generation resources and may be required to sell its excess power in the wholesale power market at a significant loss. Although it was not the case in 2021, the other purchased power cost per MWh often exceeds the wholesale energy sales revenue per MWh because Idaho Power generally needs to purchase more power during heavy load periods than during light load periods, and conversely has less energy available for wholesale energy sales during heavy load periods than light load periods. Market energy prices are typically higher during heavy load periods than during light load periods. Also, in accordance with Idaho Power's energy risk management policy, Idaho Power may purchase or sell energy several months in advance of anticipated delivery. The regional energy market price is dynamic and additional energy transactions that Idaho Power makes at current market prices may be noticeably different than the advance transaction prices. Most of the non-PURPA purchased power and substantially all of the PURPA power purchase costs are recovered through base rates and Idaho Power's power cost adjustment mechanisms.

Purchased power expense increased $96.3 million, or 32 percent, in 2021 compared with 2020. The increase was primarily due to a 91 percent increase in MWh purchased from sources other than PURPA contracts as power purchased from the Western EIM economically displaced coal-fired generation at greater volumes in 2021 compared with 2020.

Fuel Expense: The table below presents Idaho Power’s fuel expenses and thermal generation for the last two years (in thousands, except per MWh amounts).

	Year Ended December 31,
	2021	2020
Expense
Coal	$95,324	$119,678
Natural gas(1)	85,226	53,062
Total fuel expense	$180,550	$172,740
MWh generated
Coal	2,981	3,719
Natural gas(1)	2,765	2,109
Total MWh generated	5,746	5,828
Cost per MWh - Coal	$31.98	$32.18
Cost per MWh - Natural gas	$30.82	$25.16
Weighted average, all sources	$31.42	$29.64
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

Fuel expense increased $7.8 million, or 5 percent, in 2021 compared with 2020, primarily due to a 31 percent increase in natural gas generation and a 22 percent increase in the average cost per natural gas MWh generated primarily from higher natural gas market prices. These increases were partially offset by a decrease in coal-fired generation due to economic displacement by power purchased from the Western EIM.

Included in fuel expense are losses and gains on settled financial gas hedges entered into in accordance with Idaho Power's energy risk management policy. In 2021, gains on financial gas hedges of $12.1 million reduced natural gas fuel expense, while in 2020, losses on financial gas hedges of $4.8 million increased natural gas fuel expense. Most of these realized hedging gains and losses are passed on to customers through the power cost adjustment mechanisms described below.

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

The table below presents the components of the Idaho and Oregon power cost adjustment mechanisms for the last two years (in thousands).

	Year Ended December 31,
	2021	2020
Power supply cost (deferral) accrual	$(22,036)	$16,763
Amortization of prior year authorized balances	(27,808)	(50,471)
Total power cost adjustment expense	$(49,844)	$(33,708)

The power supply (deferrals) accruals represent the portion of the power supply cost fluctuations (deferred) accrued under the power cost adjustment mechanisms. When actual power supply costs are lower than the amount forecasted in power cost adjustment rates, most of the difference is accrued as an increase to a regulatory liability or decrease to a regulatory asset. When actual power supply costs are higher than the amount forecasted in power cost adjustment rates, most of the difference is deferred as an increase to a regulatory asset or decrease to a regulatory liability. During 2021, higher purchased power costs led to higher actual power supply costs compared with the forecasted amount, which resulted in a significant increase in the amount of power supply costs deferred by the mechanism. The amortization of the prior year’s balances represents the offset to the amounts being collected or refunded in the current power cost adjustment year that were deferred or accrued in the prior power cost adjustment year (the true-up component of the power cost adjustment mechanism).
Other Operations and Maintenance Expenses: Other O&M expenses increased $9.2 million, or 3 percent, in 2021 compared with 2020, primarily due to a return to more normal levels of purchased services and maintenance costs compared with 2020, which was affected by the COVID-19 public health crisis. In 2020, the response to the COVID-19 public health crisis affected the availability and performance of some of Idaho Power's service providers, contractors and vendors, which resulted in lower other O&M expenses. Also, labor-related other O&M expenses increased slightly in 2021, compared with 2020.

Income Taxes

IDACORP's and Idaho Power's 2021 income tax expense increased $8.2 million and $7.7 million, respectively, when compared with 2020. The increases were primarily due to higher pre-tax earnings and other plant-related income tax return adjustments at Idaho Power. For additional information relating to IDACORP's and Idaho Power's income taxes, see Note 2 - “Income Taxes” to the consolidated financial statements included in this report.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Idaho Power continues to pursue significant enhancements to its utility infrastructure in an effort to ensure an adequate supply of electricity, to provide service to new customers, and to maintain system reliability. Idaho Power's existing hydropower and thermal generation facilities also require continuing upgrades and component replacement. Cash capital expenditures, excluding AFUDC and excluding net costs of removing assets from service, were $288 million in 2021 and $299 million in 2020. Idaho Power expects an increase in capital expenditures over the next several years, with estimated total capital expenditures of up to $2.8 billion over the period from 2022 through 2026.

Idaho Power funds its liquidity needs for capital expenditures through cash flows from operations, debt offerings, commercial paper markets, credit facilities, and capital contributions from IDACORP. As of February 11, 2022, IDACORP's and Idaho Power's access to debt, equity, and credit arrangements included:

•their respective $100 million and $300 million revolving credit facilities (Credit Facilities);
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

Based on planned capital expenditures and O&M expenses, the companies believe they will be able to meet capital and debt service requirements and fund corporate expenses during the next twelve months with a combination of existing cash, operating cash flows generated by Idaho Power's utility business, availability under existing Credit Facilities, and access to commercial paper and long-term debt markets.

IDACORP and Idaho Power seek to maintain capital structures of approximately 50 percent debt and 50 percent equity, maintaining this ratio influences IDACORP's and Idaho Power's debt and equity issuance decisions. As of December 31, 2021, IDACORP's and Idaho Power's capital structures, as calculated for purposes of applicable debt covenants, were as follows:

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
IDACORP’s and Idaho Power’s operating cash inflows in 2021 were $363 million and $323 million, respectively, decreases of $25 million and $30 million for IDACORP and Idaho Power, respectively, when compared with 2020. Significant items that affected the companies' operating cash flows in 2021 relative to 2020 were as follows:
•an $8 million and a $10 million increase in IDACORP and Idaho Power net income, respectively;
•changes in regulatory assets and liabilities, mostly related to the relative amounts of costs deferred and collected under the Idaho PCA and energy efficiency program cost mechanisms, increased operating cash inflows by $3 million;
•changes in deferred taxes and in taxes accrued and receivable combined to decrease IDACORP and Idaho Power cash flows by $28 million and $37 million, respectively; and
•changes in working capital balances due primarily to timing, including fluctuations in accounts receivable, accounts payable, other current assets, and other current liabilities, as follows:
◦timing of collections of accounts receivable balances decreased operating cash flows by $6 million for IDACORP and $3 million for Idaho Power;
◦timing of accounts payable payments increased operating cash flows by $18 million for IDACORP and Idaho Power;
◦the changes in other current assets decreased operating cash flows by $13 million for IDACORP and Idaho Power, which was primarily due to the timing of purchases and consumption of coal at Idaho Power's jointly-owned coal-fired generating plants, offset partially by fluctuations in the balance in accrued unbilled revenues; and
◦the changes in other current liabilities, which includes non-incentive compensation, customer deposits, accrued interest, and other miscellaneous liabilities, decreased operating cash flows by $5 million for IDACORP and Idaho Power.

Investing Cash Flows

Investing activities consist primarily of capital expenditures related to new construction of and improvements to Idaho Power’s power supply, transmission, and distribution facilities. Idaho Power's capital expenditures, including AFUDC, were $300 million and $311 million in 2021 and 2020, respectively. These capital expenditures were primarily for construction of utility infrastructure needed to address Idaho Power’s aging plant and equipment, customer growth, and environmental and regulatory compliance requirements. As discussed in "Capital Requirements" below, Idaho Power received $6 million and $3 million in 2021 and 2020, respectively, from Boardman-to-Hemingway project joint permitting participants relating to a portion of these permitting expenditures.

Idaho Power's investing cash inflows include $14 million and $1 million return of investment from IERCO, a wholly-owned subsidiary of Idaho Power, in 2021 and 2020, respectively.

Idaho Power has a Rabbi trust designated to provide funding for obligations of its nonqualified defined benefit plans. In the Rabbi trust, Idaho Power purchased equity securities of $16 million in 2021 and $33 million in 2020. Idaho Power received $11 million and $26 million of proceeds in the Rabbi trust from the sales of equity securities in 2021 and 2020, respectively.

During 2021, IDACORP's investing cash inflows also included $50 million of proceeds from maturities of short-term investments. During 2021 and 2020, IDACORP's investing cash outflows included $25 million of purchases of short-term investments in addition to $15 million and $14 million, respectively, of tax credit investments in affordable housing and other real estate, which provide a return principally by reducing federal and state income taxes through tax credits and accelerated tax depreciation benefits.

Financing Cash Flows

Financing activities provide supplemental cash for both day-to-day operations and capital requirements as needed. Idaho Power funds liquidity needs for capital investment, working capital, managing commodity price risk, dividends, and other financial commitments through cash flows from operations, debt offerings, commercial paper markets, credit facilities, and capital contributions from IDACORP. IDACORP funds its cash requirements, such as payment of taxes, capital contributions to Idaho Power, and non-utility operating expenses through cash flows from operations, commercial paper markets, sales of common stock, and credit facilities. The following are significant items and transactions that affected financing cash flows in 2021 and 2020:

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
•IDACORP and Idaho Power paid dividends of approximately $146 million and $138 million in 2021 and 2020, respectively.

Financing Programs and Available Liquidity

IDACORP Equity Programs: IDACORP has no current plans to issue equity securities other than under its equity compensation plans during 2022.

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

The Indenture limits the amount of first mortgage bonds at any one time outstanding to $2.5 billion, and as a result, the maximum amount of additional first mortgage bonds Idaho Power could issue as of December 31, 2021, was limited to approximately $534 million. Idaho Power may increase the $2.5 billion limit on the maximum amount of first mortgage bonds outstanding by filing a supplemental indenture with the trustee as provided in the Indenture of Mortgage and Deed of Trust. Separately, the Indenture also limits the amount of additional first mortgage bonds that Idaho Power may issue to the sum of (a) the principal amount of retired first mortgage bonds and (b) 60 percent of total unfunded property additions, as defined in the Indenture. As of December 31, 2021, Idaho Power could issue approximately $2.1 billion of additional first mortgage bonds based on retired first mortgage bonds and total unfunded property additions.

IDACORP and Idaho Power Credit Facilities: The IDACORP Credit Facility, which may be used for general corporate purposes and commercial paper backup, consists of a revolving line of credit not to exceed the aggregate principal amount at any one time outstanding of $100 million, including swingline loans in an aggregate principal amount at any time outstanding not to exceed $10 million, and letters of credit in an aggregate principle amount at any time outstanding not to exceed $50 million. The Idaho Power Credit Facility, which may be used for general corporate purpose and commercial paper backup, consists of a revolving line of credit, through the issuance of loans and standby letters of credit, not to exceed the aggregate principle amount at any one time outstanding of $300 million, including swingline loans in an aggregate principal amount at any time outstanding not to exceed $30 million, and letters of credit in an aggregate principal amount at any time outstanding not to exceed $50 million. IDACORP and Idaho Power have the right to request an increase in the aggregate principal amount of the facilities to $150 million and $450 million, respectively, in each case subject to certain conditions.
The IDACORP and Idaho Power Credit Facilities have similar terms and conditions. The interest rates for any borrowings under the facilities are based on either (1) a floating rate that is equal to the highest of the prime rate, federal funds rate plus 0.5 percent, or London interbank offered rate (LIBOR) Market Index rate plus 1.0 percent, or (2) the LIBOR Market Index rate, plus, in each case, an applicable margin, provided that the federal funds rate and LIBOR rate will not be less than zero. The Secured Overnight Financing Rate (SOFR) plus a defined benchmark adjustment would replace the LIBOR Market Index rate during any period in which the LIBOR rate is unavailable or unascertainable. If during any period both the LIBOR and SOFR rates are unavailable or unascertainable, an alternate benchmark rate selected by the administrative agent and the borrower would apply. The applicable margin is based on IDACORP's or Idaho Power's, as applicable, senior unsecured long-term indebtedness credit rating by rating agencies, as set forth on a schedule to the credit agreements. Under their respective credit facilities, the companies pay a facility fee on the commitment based on the respective company's credit rating for senior unsecured long-term debt securities. In December 2021, IDACORP and Idaho Power amended the Credit Facilities to extend the termination dates of each facility to December 6, 2025, and provided additional information on potential alternatives, successors or replacement rates for LIBOR in the event it is no longer available as of the date of borrowing, among other things. While the Credit Facilities provide for a maturity date of December 6, 2025, the credit agreements grant IDACORP and Idaho Power the right to request up to two-one-year extensions, subject to certain conditions.

Each facility contains a covenant requiring each company to maintain a leverage ratio of consolidated indebtedness to consolidated total capitalization equal to or less than 65 percent as of the end of each fiscal quarter. In determining the leverage ratio, “consolidated indebtedness” broadly includes all indebtedness of the respective borrower and its subsidiaries, including, in some instances, indebtedness evidenced by certain hybrid securities (as defined in the credit agreement). “Consolidated total capitalization” is calculated as the sum of all consolidated indebtedness, consolidated stockholders' equity of the borrower and its subsidiaries, and the aggregate value of outstanding hybrid securities. At December 31, 2021, the leverage ratios for IDACORP and Idaho Power were 43 percent and 45 percent, respectively. IDACORP's and Idaho Power's ability to utilize the credit facilities is conditioned upon their continued compliance with the leverage ratio covenants included in the credit facilities. There are additional covenants, subject to exceptions, that prohibit certain mergers, acquisitions, and investments, restrict the creation of certain liens, and prohibit entering into any agreements restricting dividend payments from any material subsidiary. At December 31, 2021, IDACORP and Idaho Power believe they were in compliance with all facility covenants. Further, as of the date of this report, IDACORP and Idaho Power do not believe they will be in violation or breach of their respective debt covenants during 2022.

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

Available Short-Term Borrowing Liquidity

The following table outlines available short-term borrowing liquidity as of the dates specified (in thousands):

	December 31, 2021		December 31, 2020
	IDACORP(2)	Idaho Power	IDACORP(2)	Idaho Power
Revolving credit facility	$100,000	$300,000	$100,000	$300,000
Commercial paper outstanding	—	—	—	—
Identified for other use(1)	—	(24,245)	—	(24,245)
Net balance available	$100,000	$275,755	$100,000	$275,755
(1) Port of Morrow and American Falls bonds that Idaho Power could be required to purchase prior to maturity under the optional or mandatory purchase provisions of the bonds, if the remarketing agent for the bonds were unable to sell the bonds to third parties.

(2) Holding company only.

IDACORP and Idaho Power had no short term commercial paper outstanding during the years ended December 31, 2021 and 2020. At February 11, 2022, neither IDACORP nor Idaho Power had loans outstanding under their credit facilities and neither had commercial paper outstanding.

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

	IDACORP	Idaho Power
Moody's Investors Service:
Rating Outlook	Negative	Negative
Long-Term Issuer Rating	Baa1	A3
First Mortgage Bonds	None	A1
Senior Secured Debt	None	A1
Commercial Paper	P-2	P-2
Standard & Poor's Rating Services:
Corporate Credit Rating	BBB	BBB
Rating Outlook	Stable	Stable
Short-Term Rating	A-2	A-2
Senior Secured Debt	None	A-

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

Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties. As of December 31, 2021, Idaho Power had no performance assurance collateral posted. Should Idaho Power experience a reduction in its credit rating on its unsecured debt to below investment grade, Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral, and counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions. Based upon Idaho Power’s current energy and fuel portfolio and market conditions as of December 31, 2021, the amount of additional collateral that could be requested upon a downgrade to below investment grade is approximately $25.7 million. To minimize capital requirements, Idaho Power actively monitors its portfolio exposure and the potential exposure to additional requests for performance assurance collateral through sensitivity analysis.

Capital Requirements

Idaho Power's cash capital expenditures, excluding AFUDC, were $288 million during the year ended December 31, 2021. The cash expenditure amount excludes net costs of removing assets from service. The table below presents Idaho Power's estimated accrual-basis additions to electric plant for 2022 through 2026 (in millions of dollars). The amounts in the table exclude AFUDC but include net costs of removing assets from service that Idaho Power expects would be eligible to be included in rate base in future rate case proceedings. However, given the uncertainty associated with the timing of infrastructure projects and associated expenditures, actual expenditures and their timing could deviate substantially from those set forth in the table. The timing and amount of actual capital expenditures could be significantly affected by Idaho Power’s ability to timely obtain labor or materials at reasonable costs, supply chain disruptions and delays, inflationary pressures, or other issues. For future resources that Idaho Power is currently planning to own, if Idaho Power were to enter into power purchase arrangements instead of owning those resources it would decrease Idaho Power's expected capital expenditures.

	2022	2023	2024-2026
Expected capital expenditures (excluding AFUDC)	$480-500	$690-715	$1,450-1,550

Infrastructure Projects: A significant portion of expected capital expenditures included in the five-year forecast above relate to a large number of small projects as Idaho Power continues to add to its system to accommodate growth and maintain reliability and operational effectiveness. These projects involve significant capital expenditures. Examples of anticipated system enhancements planned for 2022 through 2026 and estimated costs include the following:

•$40-$70 million per year for construction and replacement of transmission lines and stations other than the Boardman-to-Hemingway and Gateway West projects;
•$125-$170 million per year for construction and replacement of distribution lines and stations, including replacement of underground distribution cables;
•$10-$80 million per year for ongoing improvements and replacements at thermal plants;
•$70-$110 million per year for hydropower plant improvement programs, including relicensing costs; and
•$50-$75 million per year for general plant improvements, such as land and buildings, vehicles, information technology, and communication equipment.

Other Major Infrastructure Projects: Idaho Power has recently completed or is engaged in the development of a number of significant projects and has entered into arrangements with third parties for joint development of infrastructure projects. The most notable projects are described below.

Resource Additions to Address Projected Energy and Capacity Deficits: As noted previously, existing and sustained growth in customers and peak demand for electricity, transmission constraints, and Idaho Power’s planned exit from coal-fired generation, will also require Idaho Power to acquire significant generation and storage resources to meet energy and capacity needs over the next several years. Idaho Power's 2021 IRP indicates Idaho Power could have a resource capacity deficit for peak needs of 101 MW in 2023, an additional 85 MW deficit in 2024, and an additional 125 MW deficit in 2025. To help meet peak needs in 2023, Idaho Power plans to acquire and own 120 MW of battery storage assets, 40MW of which would be interconnected to a planned 40 MW solar facility from which Idaho Power will purchase the output through a 20-year power purchase agreement signed in February 2022. The interconnected battery storage facility is expected to qualify for investment tax credits. To help address the capacity deficits projected for 2024 and 2025, Idaho Power issued a request for proposals in December 2021. Based on current estimates, Idaho Power expects it could invest over $400 million in capital expenditures from 2022 through 2025 for resource additions to help meet the projected capacity deficits noted above.

Boardman-to-Hemingway Transmission Line: The Boardman-to-Hemingway line, a proposed 300-mile, high-voltage transmission project between a substation near Boardman, Oregon, and the Hemingway substation near Boise, Idaho, would provide transmission service to meet future resource needs. In January 2012, Idaho Power entered into a joint funding agreement with PacifiCorp and the Bonneville Power Administration (BPA) to pursue permitting of the project. The joint funding agreement provided that Idaho Power's interest in the permitting phase of the project would be approximately 21 percent. Total cost estimates for the project are between $1.0 billion and $1.2 billion, including Idaho Power's AFUDC.

Approximately $125 million, including AFUDC, has been expended on the Boardman-to-Hemingway project through December 31, 2021. Pursuant to the terms of the joint funding arrangements, Idaho Power has received $81 million in reimbursement as of December 31, 2021, from project co-participants for their share of costs. As of the date of this report, no material co-participant reimbursements are outstanding. Joint permitting participants are obligated to reimburse Idaho Power for their share of any future project permitting expenditures or agreed upon early construction expenditures incurred by Idaho Power under the terms of the joint funding agreement.

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

In November 2019, third parties filed a lawsuit in the federal district court of Oregon challenging the BLM and U.S. Forest Service records of decision for the Boardman-to-Hemingway project on several grounds. In August 2021, the federal district court of Oregon dismissed the third-party lawsuits challenging the records of decision for the Boardman-to-Hemingway project and the third parties did not file to appeal that decision by the deadline in October 2021.

In the separate State of Oregon permitting process, the Oregon Department of Energy (ODOE) issued a Proposed Order in July 2020 that recommends approval of the project to the state's Energy Facility Siting Council (EFSC). The project permit is actively undergoing the EFSC administrative process, and Idaho Power currently expects the EFSC to issue a final order in the second half of 2022.

As the current joint funding agreement covers primarily permitting activities, which are nearing completion, Idaho Power and its co-participants have been exploring several scenarios of ownership, asset, and service arrangements aimed at maximizing the value of the project to each of the co-participants' customers. Under the current joint funding agreement, Idaho Power has an approximate 21 percent interest, BPA has an approximate 24 percent interest, and PacifiCorp has an approximate 55 percent interest in the permitting phase. In January 2022, the participants executed a non-binding term sheet regarding the ownership structure that would be addressed through amended or new funding agreements for the future phases of the project. The term sheet contemplates that Idaho Power would acquire BPA's ownership interest, which would increase Idaho Power's interest to approximately 45 percent, and Idaho Power would deliver transmission service to BPA's customers across Southern Idaho.

The capital requirements table above includes approximately $380 million of Idaho Power's share of estimated costs related to the remaining permitting phase of the project (excluding AFUDC), and the costs related to design, material procurement, and construction phases of the project. The preliminary estimates of Idaho Power’s share of construction costs could significantly change as the construction timeline nears and as the project participants further align on future cost estimates.

In July 2021, Idaho Power awarded contracts for detailed design, geotechnical investigation, land surveying, and right-of-way option acquisition; and work commenced in the third quarter of 2021. Given the status of ongoing permitting activities and the construction period, Idaho Power expects the in-service date for the transmission line will be no earlier than 2026.

Gateway West Transmission Line: Idaho Power and PacifiCorp are pursuing the joint development of the Gateway West project, a high-voltage transmission lines project between a substation located near Douglas, Wyoming, and the Hemingway substation located near Boise, Idaho. In January 2012, Idaho Power and PacifiCorp entered a joint funding agreement for permitting of the project. Idaho Power has expended approximately $48 million, including Idaho Power's AFUDC, for its share of the permitting phase of the project through December 31, 2021. As of the date of this report, Idaho Power estimates the total cost for its share of the project (including both permitting and construction) to be between $250 million and $450 million, including AFUDC. Idaho Power's estimated share of ongoing expenditures for the permitting phase of the project (excluding AFUDC) is included in the capital requirements table above. Idaho Power's share of potential early construction costs are excluded from the capital requirements table above because the timing of construction of Idaho Power's portion of the project is uncertain.

The permitting phase of the Gateway West project was subject to review and approval of the BLM. The BLM has published its records of decision for all segments of the transmission line. PacifiCorp recently constructed and commissioned a 140-mile segment of their portion of the project in Wyoming. Idaho Power and PacifiCorp continue to coordinate the timing of next steps to best meet customer and system needs.

Hells Canyon Complex Relicensing: The HCC, located on the Snake River where it forms the border between Idaho and Oregon, provides approximately 70 percent of Idaho Power's hydropower generating nameplate capacity and 36 percent of its total generating nameplate capacity. Idaho Power has been engaged in the process of obtaining from the FERC a new long-term license for the HCC. The past and anticipated future costs associated with obtaining a new long-term license for the HCC are significant. As of the date of this report, Idaho Power estimates that the annual costs it will incur to obtain a new long-term license for the HCC, including AFUDC but excluding costs expected to be incurred for complying with the license after issuance, are likely to range from $30 million to $40 million until issuance of the license. The FERC could issue the license as early as 2023, but as of the date of this report Idaho Power believes issuance is more likely in 2024 or thereafter. Upon issuance of a long-term license, Idaho Power expects that the annual capital expenditures and operating and maintenance expenses associated with compliance with the terms and conditions of the long-term license could also be substantial. Idaho Power intends to seek recovery of those relicensing and compliance costs in rates through the regulatory process. In December 2016, Idaho Power filed an application with the IPUC requesting a determination that Idaho Power's expenditures of $220.8 million through year-end 2015 on relicensing of the HCC were prudently incurred, and thus eligible for future inclusion in retail rates in a future rate proceeding. In April 2018, the IPUC issued an order approving a settlement stipulation signed by Idaho Power, the

IPUC staff, and a third-party intervenor recognizing that a total of $216.5 million in expenditures were reasonably incurred, and therefore should be eligible for inclusion in customer rates at a later date.

Environmental Regulation Costs: Idaho Power anticipates that it will continue to incur significant expenditures for its compliance with environmental regulations related to the operation of its hydropower and thermal generation facilities. In addition, Idaho Power expects it will continue to incur significant expenditures for its hydropower relicensing efforts. The near-term cost estimates for environmental matters are summarized in Part I, Item 1 - "Business - Environmental Regulation and Costs" of this report. The capital portion of these amounts is included in the Capital Requirements table above but does not include costs related to possible changes in current or new environmental laws or regulations and enforcement policies that may be enacted in response to issues such as climate change and emissions from coal-fired and gas-fired generation plants.

Long-Term Resource Planning: The IPUC and OPUC require that Idaho Power prepare biennially an IRP. The IRP seeks to forecast Idaho Power's loads and resources for a 20-year period, analyzes potential supply-side, demand-side, and transmission options, and identifies potential near-term, mid-term, and long-term actions. Idaho Power filed its most recent IRP with the IPUC and OPUC in 2021. Idaho Power's 2021 IRP identified a preferred resource portfolio and action plan, which included the addition of a 120-MW solar resource in late 2022, the conversion from coal to natural gas of two units at the Jim Bridger plant in 2024, the end to Idaho Power's participation in coal-fired operations at the North Valmy plant unit 2 in 2025, the completion of the Boardman-to-Hemingway transmission line in 2026, and an end to Idaho Power's participation in the remaining two coal-fired units at the Jim Bridger plant by the end of 2028. The 2021 IRP preferred resource portfolio and action plan also includes a need to acquire significant generation and storage resources to meet energy and capacity needs. Including the resources noted above, over the next 20 years the IRP plans for the addition of 1,685 MW of storage capacity, 1,405 MW of solar capacity, 700 MW of wind capacity, 500 MW of transmission capacity, and 400 MW of capacity from demand response. As noted in the 2021 IRP, there is uncertainty surrounding the resource sufficiency estimates and project completion dates, including uncertainty around the timing and extent of third-party development of renewable resources, fuel commodity prices, the actual completion date of the Boardman-to-Hemingway transmission project, and the economics and logistics of coal-fired plant conversions and retirements. These uncertainties, as well as others, may result in changes to the desirability of the preferred portfolio and adjustments to the timing and nature of anticipated and actual actions in the 2021 IRP. As of the date of this report, proceedings relating to the 2021 IRP are pending at the IPUC and OPUC. Additional information on Idaho Power's 2021 IRP is included in Part I, Item 1 - "Business - Resource Planning" in this report.

Defined Benefit Pension Plan Contributions and Recovery

Idaho Power contributed $40 million to its defined benefit pension plan in each of 2021 and 2020. Idaho Power estimates that it has no minimum required contribution to be made during 2022. Depending on market conditions and cash flow considerations, Idaho Power could contribute up to $40 million to the pension plan during 2022. Idaho Power's contributions are made in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions to mitigate the cost of being in an underfunded position. Beyond 2022, Idaho Power expects continuing significant contribution obligations under the pension plan. Refer to Note 12 – “Benefit Plans” to the consolidated financial statements included in this report for information relating to those obligations.

Idaho Power defers its Idaho-jurisdiction pension expense as a regulatory asset until recovered from Idaho customers. At December 31, 2021 and 2020, Idaho Power's deferral balance associated with the Idaho jurisdiction was $234 million and $201 million, respectively. Deferred pension costs are amortized to expense to match the revenues received when contributions are recovered through rates. Idaho Power only records a carrying charge on the unrecovered balance of cash contributions. The IPUC has authorized Idaho Power to recover and amortize $17 million of deferred pension costs annually, and has applied $68 million against the deferred amount under its Idaho sharing mechanisms since 2011. The primary impact of pension contributions is on the timing of cash flows, as cost recovery lags behind the timing of contributions. Additional information on the regulatory assets related to Idaho Power's pension and postretirement programs can be found in Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report.

Contractual Obligations

IDACORP’s and Idaho Power’s contractual cash obligations as of December 31, 2021, include long-term debt, interest payments, purchase obligations, pension and post-retirement benefit plans, and other long-term liabilities specific to IDACORP, most of which are discussed throughout this MD&A. Refer to Note 10 – “Commitments” to the consolidated financial statements included in this report for additional information relating to purchase obligations and other long-term liabilities.

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

IDACORP has a dividend policy that provides for a target long-term dividend payout ratio of between 60 percent and 70 percent of sustainable IDACORP earnings, with the flexibility to achieve that payout ratio over time and to adjust the payout ratio or to deviate from the target payout ratio from time to time based on the various factors that drive IDACORP's board of directors' dividend decisions. Notwithstanding the dividend policy adopted by IDACORP's board of directors, the dividends IDACORP pays remain in the discretion of the board of directors who, when evaluating the dividend amount, will continue to take into account the factors above, among others. In September of 2021 and 2020, IDACORP's board of directors voted to increase the quarterly dividend to $0.75 per share and $0.71 per share of IDACORP common stock, respectively. IDACORP's dividends during 2021 were 59.4 percent of actual 2021 earnings.

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

Off-Balance Sheet Arrangements

Idaho Power guarantees its portion of reclamation activities and obligations at BCC, of which IERCo owns a one-third interest. This guarantee, which is renewed annually with the Wyoming Department of Environmental Quality (WDEQ), was $51.6 million at December 31, 2021, representing IERCo's one-third share of BCC's total reclamation obligation of $154.7 million. BCC has a reclamation trust fund set aside and specifically for the purpose of paying these reclamation costs. At December 31, 2021, the value of the reclamation trust fund totaled $211.2 million. During 2021, the reclamation trust fund made $21.1 million of distributions for reclamation activity costs associated with the BCC surface mine. BCC periodically assesses the adequacy of the reclamation trust fund and its estimate of future reclamation costs. To ensure that the reclamation trust fund maintains adequate reserves, BCC has the ability to, and does, add a per-ton surcharge to coal sales, all of which are made to the Jim Bridger plant. Because of the existence of the fund and the ability to apply a per-ton surcharge, the estimated fair value of this guarantee is minimal.

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

Idaho Power develops its regulatory filings taking into consideration short-term and long-term needs for rate relief and several other factors that can affect the structure and timing of those filings. These factors include in-service dates of major capital investments, the timing and magnitude of changes in major revenue and expense items, and customer growth rates, as well as other factors. Idaho Power's most recent general rate cases in Idaho and Oregon were filed during 2011, and in 2012, large single-issue rate cases for the Langley Gulch power plant resulted in the resetting of base rates in both Idaho and Oregon. Idaho Power also reset its base-rate power supply expenses in the Idaho jurisdiction for purposes of updating the collection of costs through retail rates in 2014 but without a resulting net increase in rates. The IPUC and OPUC have also approved base rate changes in single-issue cases subsequent to 2014.

Between general rate cases, Idaho Power relies upon customer growth, a fixed cost adjustment mechanism, power cost adjustment mechanisms, tariff riders, and other mechanisms to mitigate the impact of regulatory lag, which refers to the period of time between making an investment or incurring an expense and recovering that investment or expense and earning a return. Management's regulatory focus in recent years has been largely on regulatory settlement stipulations and the design of rate mechanisms. With Idaho Power’s anticipated significant infrastructure investments that are intended to help meet projected near-term capacity deficits, Idaho Power’s evaluations indicate that the appropriate time to file general rate cases in both Idaho and Oregon is approaching. The resulting expected increase in rate-base eligible assets as these projects are placed into service, along with the significant amounts of capital expenditures Idaho Power has made since its last general rate case filed in 2011, will increase and potentially accelerate Idaho Power’s need to file general rate cases.

Notable Retail Rate Changes in Idaho and Oregon

The table below presents notable rate changes during 2021 and 2020 that affected Idaho Power's results for the periods or that will likely affect future periods. Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report also provides a description of regulatory mechanisms and associated orders of the IPUC and OPUC, and should be read in conjunction with the discussion of regulatory matters in this MD&A.

Description	Effective Date	Estimated Annualized Rate Impact (millions)(1)
2021 Idaho PCA	6/1/2021	$39
2021 Idaho FCA	6/1/2021	3
Idaho Boardman plant closure	1/1/2021	(4)
2020 Idaho PCA	6/1/2020	59
2020 Idaho FCA	6/1/2020	1
Oregon North Valmy plant Exit Framework Settlement Stipulation	1/1/2020	(3)
(1) The annual amount collected or refunded in rates is typically not recovered or refunded on a linear basis (i.e., 1/12th per month), and is instead recovered or refunded in proportion to retail sales volumes. The rate changes for the Idaho PCA and FCA are applicable only for one-year periods and represent the net change from the prior year's filing.

Idaho and Oregon General Rate Cases

Effective January 1, 2012, Idaho Power implemented new Idaho base rates resulting from the regulatory settlement of a general rate case filing Idaho Power made in 2011. In the general rate case, the IPUC approved a settlement stipulation that provided for an overall 7.86 percent authorized rate of return on an Idaho-jurisdiction rate base of approximately $2.36 billion. The settlement stipulation resulted in a $34.0 million overall increase in Idaho Power's annual Idaho-jurisdictional base rate revenues. Neither the IPUC's order nor the settlement stipulation specified an authorized rate of return on equity.

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

The order also provided for a $335.9 million increase in Idaho rate base. In September 2012, the OPUC issued an order approving a $3.0 million increase in annual Oregon jurisdiction base rate revenues, effective October 1, 2012, for inclusion of the investment and associated costs of the plant in Oregon rates. Additionally, in October 2020, the OPUC approved an increase in Oregon customer rates of $0.4 million annually associated with amortization of deferred Langley Gulch power plant revenue requirement variances, effective November 1, 2020, through October 31, 2024.

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

May 2018 Idaho Tax Reform Settlement Stipulation: In December 2017, the Tax Cuts and Jobs Act was signed into law, which, among other things, lowered the corporate federal income tax rate from 35 percent to 21 percent and modified or eliminated certain federal income tax deductions for corporations. In March 2018, Idaho House Bill 463 was signed into law reducing the Idaho state corporate income tax rate from 7.4 percent to 6.925 percent. In May 2018, the IPUC issued an order approving a settlement stipulation (May 2018 Idaho Tax Reform Settlement Stipulation) related to income tax reform. Beginning June 1, 2018, the settlement stipulation provides an annual (a) $18.7 million reduction to Idaho customer base rates and (b) $7.4 million amortization of existing regulatory deferrals for specified items or future amortization of other existing or future unspecified regulatory deferrals that would otherwise be a future regulatory asset recoverable from Idaho customers.

The May 2018 Idaho Tax Reform Settlement Stipulation provides for the extension of the October 2014 Idaho Earnings Support and Sharing Settlement Stipulation described above beyond the initial termination date of December 31, 2019, with modified terms related to the ADITC and revenue sharing mechanism that became effective beginning January 1, 2020, with no defined end date. The May 2018 Idaho Tax Reform Settlement Stipulation does not impose a moratorium on Idaho Power filing a general rate case or other form of rate proceeding in Idaho during its term and includes provisions for the accelerated amortization of ADITC to help achieve a minimum 9.4 percent (9.5 percent prior to 2020) Idaho ROE. In addition, under the May 2018 Idaho Tax Reform Settlement Stipulation, minimum Idaho ROE would revert back to 95 percent of the authorized return on equity in the next general rate case. IDACORP and Idaho Power believe that the terms allowing amortization of additional ADITC in the May 2018 Idaho Tax Reform Settlement Stipulation provide the companies with a greater degree of earnings stability than would be possible without the terms of the stipulation in effect. In 2021, Idaho Power recorded a $0.6 million provision against current revenue for sharing with customers, as its full-year Idaho ROE exceeded 10.0 percent. Idaho Power recorded no provision against current revenue for sharing with customers in 2020, as its full-year ROE was between 9.4 percent and 10.0 percent. At December 31, 2021, the full $45 million of additional ADITC remained available for future use under the terms of the May 2018 Idaho Tax Reform Settlement Stipulation.

Idaho Power recorded the following amounts for sharing with customers under the December 2011 and October 2014 Idaho Settlement Stipulations and the May 2018 Idaho Tax Reform Settlement Stipulation (in millions):

Year	Recorded as Refunds to Customers	Recorded as a Pre-tax Charge to Pension Expense	Total
2021	$0.6	$—	$0.6
2020	—	—	—
2019	—	—	—
2018	5.0	—	5.0
2011(1) - 2017	53.1	68.1	121.2
Total	$58.7	$68.1	$126.8
(1) The 2011 sharing amounts were recorded pursuant to a regulatory mechanism preceding the December 2011 Idaho settlement stipulation.

For more information on the settlement stipulations and their impacts on results, see Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report.

Oregon Tax Reform Matters: In May 2018, the OPUC issued an order approving a settlement stipulation that provided for an annual $1.5 million reduction to Oregon customer base rates beginning June 1, 2018, through May 31, 2020, related to income tax reform (May 2018 Oregon Income Tax Reform Settlement Stipulation). In May 2020, the OPUC issued an order approving the quantification of $1.5 million in annualized Oregon jurisdictional benefits associated with federal and state income tax changes resulting from tax reform and adjusting Idaho Power's customer rates to reflect this amount, effective June 1, 2020, until the company's next general rate case or other proceeding where the tax-related revenue requirement components are reflected in rates.

2021 Integrated Resource Plan and Resource Procurement Filings: Idaho Power filed its most recent IRP with the IPUC and OPUC in December 2021, as described in Part 1, Item 1 - "Resource Planning and Renewable Energy Projects" in this report. The 2021 IRP identified the need for resources to meet projected capacity deficits in the near-term.

Also in December 2021, Idaho Power filed an application with the IPUC requesting approval to procure additional capacity resources to provide adequate, reliable, and fair-priced service to customers due to recent customer growth and an increase in energy demand. In its application, Idaho Power requested the IPUC issue an order: (1) eliminating the IPUC requirement to comply with the OPUC’s resource procurement rules in favor of a competitive, but expedited process; (2) authorizing Idaho Power to move forward expeditiously with resource procurement to meet identified resource needs in 2023, 2024, and 2025; and (3) affirming support and the continuation of the state of Idaho’s system of public utility regulation under which Idaho Power believes the interests of customers are best served by a vertically integrated electric utility maintaining ownership of the power supply, transmission, and distribution utility functions, with limited exceptions. As of the date of this report, the IPUC's decision in this matter is pending.

Similarly, in December 2021, Idaho Power filed an application with the OPUC requesting a waiver of Oregon's competitive bidding rules. Specifically, Idaho Power requested the OPUC issue an order waiving Idaho Power’s obligation to comply with the competitive bidding rules for its proposed resource procurement in favor of a competitive process and authorizing Idaho Power to move forward expeditiously with resource procurement to meet identified resource needs in 2023, 2024, and 2025. As of the date of this report, the OPUC's decision in this matter is pending.

Large Customer Rate Proceedings:

Speculative High-Density Load: In November 2021, Idaho Power filed an application with the IPUC to create a new customer class that would be applicable to commercial and industrial cryptocurrency mining operations smaller than 20 MW. Idaho Power received approximately 2,000 MW of potential customer interest from this industry, and believes new system resources may be necessary to serve this speculative customer load, which could create a financial risk for Idaho Power and its customers if the economics of cryptocurrency mining change. Idaho Power believes that the financial and system risks of Speculative High-Density Load can be mitigated through rate design for this customer class, which prices energy at a marginal rate, and through a requirement that Speculative High-Density Load customers be interruptible at Idaho Power's discretion from June 15 through September 15, Idaho Power's summer peak season. As of the date of this report, the IPUC's decision in this matter is pending.

Clean Energy Your Way Program: In December 2021, Idaho Power filed an application with the IPUC requesting to expand optional customer clean energy offerings through its new Clean Energy Your Way Program. Specifically, Idaho Power is seeking authority to: (1) rename its existing green power program; (2) maintain and expand procurement options for the renewable energy credits (RECs); (3) establish a regulatory framework for a future voluntary subscription green power service program; (4) offer a tailored renewable option for Idaho Power's largest customers; and (5) procure the associated additional resources outside of the IPUC's current competitive procurement requirements. As of the date of this report, the IPUC's decision in this matter is pending.

Brisbie, LLC (Brisbie) Data Center: In December 2021, Idaho Power filed an application with the IPUC for approval of a special contract for electric service for a new large load customer, Brisbie, LLC (Brisbie), for a new 960,000 square-foot enterprise data center expected to begin operations in 2025. Brisbie is a wholly-owned subsidiary of Meta Platforms, Inc. Idaho regulations require any utility customer with an average load exceeding 20 MW to enter into a special contract with Idaho Power. Brisbie, in addition to its large load service requirements in excess of 20 MW, has a sustainability objective to support 100 percent of its operations with new renewable resources. Under the proposed special contract, Idaho Power would procure enough renewable resources to provide Brisbie with 100 percent renewable energy on an annual basis for Brisbie’s facility. In its application, Idaho Power requested authority to procure the necessary resources contemplated within its agreement with Brisbie without seeking IPUC approval for each such procurement and requested assurance from the IPUC that each such resource procurement would receive the same ratemaking treatment outlined in the case, unless otherwise modified in a subsequent proceeding. As of the date of this report, the IPUC's decision in this matter is pending.

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

In June 2017, the OPUC also approved a settlement stipulation allowing for (1) accelerated depreciation of North Valmy plant units 1 and 2 through December 31, 2025, (2) cost recovery of incremental North Valmy plant investments through May 31, 2017, and (3) forecasted North Valmy plant decommissioning costs. The settlement stipulation provided for an increase in the Oregon jurisdictional revenue requirement of $1.1 million, with yearly adjustments, if warranted. In May 2018, the OPUC also deemed prudent Idaho Power's decision to pursue the end of its participation in coal-fired operations of unit 1 by the end of 2019 and approved Idaho Power's request to recover annual incremental accelerated depreciation relating to unit 1, ending December 31, 2019, resulting in a $2.5 million annualized revenue requirement. In October 2019, the OPUC approved the North Valmy plant exit agreement and authorized Idaho Power to adjust customer rates in Oregon, effective January 1, 2020, to reflect a decrease in the annual levelized revenue requirement of $3.2 million, which mostly relates to the decrease in depreciation expense and other costs associated with the December 2019 end of Idaho Power's participation in coal-fired operations of North Valmy plant unit 1. In September 2021, the IPUC issued an order acknowledging Idaho Power's year-end 2025 exit date from Valmy unit 2 is appropriate based on economics and reliability needs.

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

Customer-Owned Generation Filing: Customer-owned generation allows customers to install solar panels or other on-site energy-generating resources and connect them to Idaho Power’s grid. If a customer requires more energy than its system generates, it utilizes energy supplied by Idaho Power’s grid. If a customer's system generates more energy than the customer uses, the energy goes back to the grid and Idaho Power applies a corresponding kilowatt-hour credit to the customer’s bill. In May 2018, the IPUC issued an order authorizing the creation of two new customer classes for residential and small commercial customers who install their own on-site generation, with no change to pricing or compensation. Since October 2018, Idaho Power has initiated several cases with the IPUC related to studying the costs and benefits of customer-owned generation on Idaho Power’s system, and exploring whether, and to what extent, there should be modifications to the customer-owned generation pricing structure for residential and small general service customers, and large commercial, industrial, and irrigation customers (CI&I). The IPUC issued orders in one of the residential and small commercial cases during December 2019 and February 2020 directing Idaho Power to (1) complete additional studies related to the costs and benefits of customer generation before changes to the compensation structure are implemented, and (2) continue to allow customers with on-site generation prior to December 20, 2019, to be subject to the billing terms in place on that date until December 20, 2045. In December 2020, the IPUC issued an order establishing a 25-year grandfathering term for CI&I customers, similar to the terms approved for the residential and small commercial customer classes.

In March 2021, the IPUC issued an order approving Idaho Power's application as filed that establishes a smart inverter requirement for all new on-site energy-generating resources interconnected to the company's system, among other things. In June 2021, Idaho Power filed an application requesting that the IPUC initiate the multi-phase process for a comprehensive study of the costs and benefits of on-site generation as directed by previous IPUC orders. In December 2021, the IPUC issued an order requiring Idaho Power to complete the study design for its comprehensive study on the costs and benefits of on-site generation based on the IPUC’s study framework findings and conclusions and requiring that Idaho Power complete the study in 2022 as soon as feasible. As of the date of this report, Idaho Power expects to complete the study in the first half of 2022.

Depreciation Rate Requests: In 2021, Idaho Power conducted a depreciation study of electric plant-in-service, which it performs approximately every five years. The study provided updates to net salvage percentages and service life estimates for Idaho Power plant assets. In November 2021, Idaho Power filed stipulations in both jurisdictions, adopting new depreciation rates, and agreeing to no increases in either the Idaho or Oregon jurisdictional revenue requirement and no changes in customer rates. The IPUC and OPUC approved the stipulations, to be effective January 1, 2022.

Jim Bridger Power Plant Rate Request: In June 2021, Idaho Power filed an application with the IPUC requesting authorization to (1) accelerate depreciation for the Jim Bridger plant, to allow the plant to be fully depreciated and recovered by December 31, 2030, (2) establish a balancing account to track the incremental costs and benefits associated with ceasing participation in coal-fired operations at the Jim Bridger plant, and (3) adjust customer rates to recover the associated incremental annual levelized revenue requirement.

In September 2021, the co-owner and operator of the Jim Bridger Plant submitted its IRP to the IPUC that contemplates ceasing coal-fired generation in units 1 and 2 in 2023 and converting those units to natural gas generation by 2024. Idaho Power's 2021 IRP includes the same plan. At a public meeting in October 2021, the IPUC approved a joint motion by Idaho Power and the IPUC Staff to suspend the procedural schedule in Idaho Power's rate request case to assess new developments that impact operations at the Jim Bridger plant, citing the potential option to convert the two units to natural gas generation as well as ongoing regional haze compliance discussions. In February 2022, Idaho Power filed a request to resume the procedural schedule with an amended application to the IPUC that contemplates the conversion of units 1 and 2 to natural gas in 2024 and therefore removes from the application all investments for the portion of the plant that will be converted to support gas-fired operations, leaving just coal-related plant investments in the requested regulatory treatment. The updated filing requests authorization to adjust customer rates to recover the associated incremental annual levelized revenue requirement in the aggregate amount of $27.1 million, which included Idaho Power's share of all electric plant in service related to coal-fired operations at the Jim Bridger plant. The proposed adjustment in this application would result in an overall rate increase of 2.12 percent in Idaho. As of the date of this report, the case remains pending at the IPUC.

Deferred Costs for COVID-19 Public Health Crisis: Idaho Power has incurred, and expects to continue to incur, costs associated with its response to the COVID-19 public health crisis, including information technology expenditures for remote work and higher than average levels of bad debt expense related to uncollectible accounts associated in part with its temporary suspension of disconnects and late payment fees. Accordingly, in March and April 2020, Idaho Power submitted applications to the OPUC and IPUC, respectively, requesting authorization to defer incremental costs associated with its response to the COVID-19 public health crisis. Idaho Power requested authorization to establish a new regulatory asset to record the deferral of incremental costs and, in the Idaho jurisdiction, unrecovered costs associated with the COVID-19 response. Both applications requested only the authority to defer these costs and to determine ratemaking treatment at a later date. Subsequent to Idaho Power's application, the IPUC opened a general docket to address the issue. In July 2020, the IPUC issued an order authorizing Idaho Power and other utilities to account for unanticipated, emergency-related expenses incurred due to the COVID-19 public health crisis by recording the expenses as regulatory assets for possible recovery through future rates. The order also requires utilities to account for the decreases in expenses resulting from the COVID-19 public health crisis, such as reduced employee travel and training, and apply these reductions in expenses to offset the deferral account balance. Additionally, the order addressed potential reductions in revenue due to the COVID-19 public health crisis, allowing utilities to track reduced revenues from customer classes not included in an FCA-type mechanism for possible movement to the regulatory asset account at a later date. Idaho Power resumed assessing late fees and disconnections in early August 2020 in its Idaho service area. In October 2020, the OPUC issued an order authorizing Idaho Power to defer certain COVID-19-related costs for the 12-month period beginning March 24, 2020. In March 2021, Idaho Power requested that the OPUC re-authorize such deferral for an additional 12-month period. As of December 31, 2021, Idaho Power had recorded an immaterial regulatory asset for its estimate of unanticipated, emergency-related expenses, including higher bad debt expense, net of estimated savings.

Wildfire Mitigation Cost Recovery: In June 2021, the IPUC authorized Idaho Power to defer for future amortization incremental O&M and depreciation expense of certain capital investments necessary to implement the company's WMP. The

IPUC also authorized Idaho Power to record these deferred expenses as a regulatory asset until the company can request amortization of the deferred costs in a future IPUC proceeding, at which time the IPUC will have the opportunity to review actual costs and determine the amount of prudently incurred costs that Idaho Power can recover through retail rates. In the filing, Idaho Power projected spending approximately $47 million in incremental wildfire mitigation-related O&M and roughly $35 million in wildfire mitigation system-hardening capital incremental expenditures over a five-year period. The IPUC authorized a deferral period of five years, or until rates go into effect after Idaho Power's next general rate case, whichever is first. As of December 31, 2021, Idaho Power’s deferral related to the WMP was $6.1 million. Idaho Power expects that it will continue to incur additional incremental costs from its enhanced wildfire mitigation efforts in future periods.

Fixed Cost Adjustment: The FCA mechanism, applicable to Idaho residential and small commercial customers, is designed to remove a portion of Idaho Power’s financial disincentive to invest in energy efficiency programs by separating (or decoupling) the recovery of fixed costs from the variable kilowatt-hour (kWh) charge and linking it instead to a set amount per customer. In May 2021, the IPUC ordered Idaho Power to work with interested parties and initiate a case to review the FCA mechanism and propose modifications it determines are appropriate. In December 2021, the IPUC approved Idaho Power's proposed modifications to the FCA mechanism to institute separate, and reduced, fixed cost tracking for customers added to Idaho Power's system after December 31, 2021. Idaho Power does not expect the modifications to have a material impact on Idaho Power's operating revenues or consolidated financial statements. The FCA mechanism is described more fully in Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report.

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

The following table summarizes the change in deferred (accrued) net power supply costs over last year (in millions):

	Idaho	Oregon	Total
Balance at December 31, 2020	$(14.7)	$(0.3)	$(15.0)
Current period net power supply costs deferred	22.0	—	22.0
Prior amounts refunded through rates	27.6	0.2	27.8
SO2 allowance and renewable energy certificate (REC) sales	(4.2)	(0.2)	(4.4)
Interest and other	3.1	—	3.1
Balance at December 31, 2021	$33.8	$(0.3)	$33.5

Open Access Transmission Tariff Rate Proceedings

Idaho Power uses a formula rate for transmission service provided under its OATT, which allows transmission rates to be updated annually based primarily on actual financial and operational data Idaho Power files with the FERC and allows Idaho Power to recover costs associated with its transmission system. In September 2021, Idaho Power filed its 2021 final transmission rate with the FERC, reflecting a transmission rate of $31.19 per kW-year, effective for the period from October 1, 2021, to September 30, 2022. A "kW-year" is a unit of electrical capacity equivalent to 1 kilowatt of power used for 8,760 hours. Idaho Power's final rate was based on a net annual transmission revenue requirement of $127.3 million. The OATT rate in effect from October 1, 2020, to September 30, 2021, was $29.95 per kW-year based on a net annual transmission revenue requirement of $117.7 million. The increase in the OATT rate is largely attributable to increased transmission plant as well as decreased short-term firm and non-firm transmission revenues in 2020, which serve as an offset to the transmission revenue requirement. Historical OATT rate information is included in Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report.

Relicensing of Hydropower Projects

Overview: Idaho Power, like other utilities that operate non-federal hydropower projects on qualified waterways, obtains licenses for its hydropower projects from the FERC. These licenses have a term of 30 to 50 years depending on the size, complexity, and cost of the project. The expiration dates for the FERC licenses for each of the facilities are included in Part I - Item 2 - "Properties" in this report. Costs for the relicensing of Idaho Power's hydropower projects are recorded in construction work in progress until new multi-year licenses are issued by the FERC, at which time the charges are transferred to electric plant in service. Idaho Power expects to seek recovery of relicensing costs and costs related to a new long-term license through the regulatory process. In April 2018, the IPUC approved a settlement stipulation signed by Idaho Power, the IPUC Staff, and a third-party intervenor and determined that $216.5 million in expenditures incurred for relicensing through December 31, 2015, were reasonably and prudently incurred, and therefore should be eligible for inclusion in customer rates at a later date. Relicensing costs of $389 million (including AFUDC) for the HCC, Idaho Power's largest hydropower complex and a major relicensing effort, were included in construction work in progress at December 31, 2021. As of the date of this report, the IPUC authorizes Idaho Power to include in its Idaho jurisdiction rates approximately $8.8 million annually of AFUDC relating to the HCC relicensing project. Collecting these amounts currently will reduce future collections when the HCC relicensing costs are approved for recovery in base rates. As of December 31, 2021, Idaho Power's regulatory liability for collection of AFUDC relating to the HCC was $187.7 million. In addition to the discussion below, refer to "Environmental Matters" in this MD&A for a discussion of environmental compliance under FERC licenses for Idaho Power's hydropower generating plants.

Hells Canyon Complex Relicensing: The HCC, located on the Snake River where it forms the border between Idaho and Oregon, provides approximately 70 percent of Idaho Power's hydropower generating nameplate capacity and 36 percent of its total generating nameplate capacity. In July 2003, Idaho Power filed an application with the FERC for a new license in anticipation of the July 2005 expiration of the then-existing license. Since the expiration of that license, Idaho Power has been operating the project under annual licenses issued by the FERC. In December 2004, Idaho Power and eleven other parties, including National Marine Fisheries Service (NMFS) and U.S. Fish and Wildlife Service (USFWS), involved in the HCC relicensing process entered into an interim agreement that addresses the effects of the ongoing operations of the HCC on Endangered Species Act (ESA)-listed species pending the relicensing of the project. In August 2007, the FERC Staff issued a final environmental impact statement (EIS) for the HCC, which the FERC will use to determine whether, and under what conditions, to issue a new license for the project. The FERC may require a supplemental, updated EIS prior to the issuance of a new license for the HCC. The purpose of the final EIS is to inform the FERC, federal and state agencies, Native American tribes, and the public about the environmental effects of Idaho Power's operation of the HCC. Certain portions of the final EIS involve issues that may be influenced by water quality certifications for the project under Section 401 of the Clean Water Act (CWA) and formal consultations under the ESA.

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

In April 2019, the states of Idaho and Oregon, along with Idaho Power, reached a settlement pertaining to the CWA Section 401 certification that requires Idaho Power, among other measures, to increase the number of Chinook salmon it releases each year through expanded hatchery production. Additionally, Idaho Power is required to fund a total of $12 million of research and water quality improvements in the HCC over a 20-year period following the issuance of the license. Idaho Power estimates that the combined cost of the mandated water quality improvements and expanded hatchery production is $20 million in aggregate over the first 20 years of the new license term. In May 2019, Oregon and Idaho issued final CWA Section 401 certifications. These certifications have been submitted to the FERC as part of the relicensing process. In July 2019, three third-parties filed lawsuits against the Oregon Department of Environmental Quality in Oregon state court challenging the Oregon CWA Section 401 certification based on fish passage, water temperature, and mercury issues associated with the Snake River and the HCC. Two of the lawsuits were consolidated, and Idaho Power intervened in that lawsuit and the parties reached a settlement. The court dismissed the third challenge to the Oregon CWA 401 certification with prejudice. No parties challenged the Idaho CWA 401 certification. In December 2019, Idaho Power filed an Offer of Settlement with the FERC requesting specific language be included in the new HCC license based upon the settlement among Idaho, Oregon, and Idaho Power. During the first quarter of 2020, the FERC received several comments opposing the Offer of Settlement, and its decision relating to the Offer of Settlement is pending as of the date of this report.

Idaho Power continues to work with Idaho and Oregon on measures to provide reasonable assurance that any discharges from the HCC will comply with applicable state water quality standards and associated measures identified in the final Section 401 certifications, and continues to cooperate with the USFWS, the NMFS, and the FERC in an effort to address ESA concerns. Measures identified in the final Section 401 certifications included construction of aerated runners at the Brownlee project (part of the HCC), modification of spillways at the three dams in the HCC to address total dissolved gas issues, and upstream watershed improvements to address water temperature exceedances during a small portion of the year. These and any other additional measures to satisfy relicensing requirements have added and will continue to add substantially to project costs.

In July 2020, Idaho Power submitted to the FERC its supplement to the final license application that incorporated the settlement agreement reached between Idaho and Oregon on the CWA Section 401 certifications and provided feedback on proposed modification of the 2007 final EIS for the HCC. The July 2020 filing also contained an updated cost analysis of the HCC and a request for the FERC to issue a 50-year license and initiate a supplemental National Environmental Policy Act (NEPA) process at the FERC. Idaho Power prepared draft biological assessments in consultation with the USFWS and the NMFS and filed those with the FERC in October 2020. The draft biological assessments provide information to the USFWS and the NMFS that is necessary to issue their biological opinion as required under the ESA. In December 2020, FERC staff issued six additional information requests (AIRs) from Idaho Power to help with the analysis and baseline for the project moving forward. Idaho Power has filed responses to all six of the AIRs with FERC. Subsequently, in September 2021 FERC issued ten additional AIRs to clarify the cost of the proposed mitigation measures. Once FERC has evaluated the additional information, Idaho Power expects it to issue a Notice of Intent indicating what, if any, additional environmental analysis is necessary to issue a license. Idaho Power expects the FERC will also initiate formal ESA consultation with the USFWS and the NMFS.

As of the date of this report, Idaho Power is unable to predict the exact timing that the FERC will issue a new license order or the ultimate capital investment and ongoing operating and maintenance costs Idaho Power will incur in complying with any new license. The FERC could issue an HCC license as early as 2023, but as of the date of this report Idaho Power believes issuance is more likely in 2024 or thereafter. Idaho Power estimates that the annual costs it will incur to obtain a new long-term license for the HCC, including AFUDC, are likely to range from $30 million to $40 million until issuance of the license. Subsequent to the issuance of a new license, Idaho Power expects to incur increased annual operating and maintenance costs to comply with the requirements of any new license.

American Falls Relicensing: In April 2020, the FERC formally initiated the relicensing proceeding for the American Falls hydropower facility, which is Idaho Power's largest hydropower facility outside of the HCC, with a generating capacity of 92.3 MW. Idaho Power owns the generation facility but not the structural dam itself, which is owned by the U.S. Bureau of Reclamation. The FERC recognized Idaho Power’s pre-application document, including a proposed process plan and schedule, and recognized Idaho Power’s intent to file an application for a license. A final license application is due to the FERC in 2023. The relicensing proceeding will begin the process of informal ESA Section 7 consultation with the USFWS and Section 106 of the National Historic Preservation Act consultation with the Idaho State Historic Preservation Office. American Falls' current license expires in 2025, and as of the date of this report, Idaho Power expects the FERC to issue a new license for this facility prior to the existing license's expiration.

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

Pursuant to an IPUC order, Idaho Power is selling its near-term RECs and returning to customers their share (shared 95 percent with customers in the Idaho jurisdiction) of those proceeds through the PCA. For the years ended December 31, 2021, and 2020, Idaho Power's REC sales totaled $4.7 million and $5.2 million, respectively.

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

Renewable and Other Energy Contracts: Idaho Power has contracts for the purchase of electricity produced by third-party owned generation facilities, most of which produce energy with the use of renewable generation sources such as wind, solar, biomass, small hydropower, and geothermal. The majority of these contracts are entered into as mandatory purchases under PURPA. As of December 31, 2021, Idaho Power had contracts to purchase energy from 129 on-line PURPA projects. An additional three contracts are with on-line non-PURPA projects, including the Elkhorn Valley wind project with a 101-MW nameplate capacity.

The following table sets forth, as of December 31, 2021, the resource type and nameplate capacity of Idaho Power's signed agreements for power purchases from PURPA and non-PURPA generating facilities. These agreements have original contract terms ranging from one to 35 years.

Resource Type	On-line megawatts (MW)	Under Contract but not yet On-line (MW)	Total Projects under Contract (MW)
PURPA:
Wind	627	—	627
Solar	316	74	390
Hydropower	150	1	151
Other	44	—	44
Total PURPA	1,137	75	1,212
Non-PURPA:
Wind	101	—	101
Geothermal	35	—	35
Solar	—	120	120
Total non-PURPA	136	120	256

The projects not yet on-line include one PURPA-qualifying facility hydropower project that is scheduled to be on-line in 2022, two PURPA-qualifying facility solar projects scheduled to be on-line in 2023, and one PURPA-qualifying facility solar project scheduled to be on-line in 2024. The non-PURPA solar project is scheduled to be on-line in late 2022.

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
ENVIRONMENTAL MATTERS

Overview

Idaho Power is subject to a broad range of federal, state, regional, and local laws and regulations designed to protect, restore, and enhance the environment, including the Clean Air Act (CAA) requirements, the CWA, the Resource Conservation and Recovery Act, the Toxic Substances Control Act, the Comprehensive Environmental Response, Compensation and Liability Act, and the ESA, among other laws. These laws are administered by a number of federal, state, and local agencies. In addition to imposing continuing compliance obligations and associated costs, these laws and regulations provide authority to regulators to levy substantial penalties for noncompliance, injunctive relief, and other sanctions. Idaho Power's two co-owned coal-fired power plants and three wholly-owned natural gas-fired combustion turbine power plants are subject to many of these regulations. Idaho Power's 17 hydropower projects are also subject to a number of water discharge standards and other environmental requirements.

Compliance with current and future environmental laws and regulations may:

•increase the operating costs of generating plants;
•increase the construction costs and lead time for new facilities;
•require the modification of existing generating plants, which could result in additional costs;
•require the curtailment, fuel-switching, or shut-down of existing generating plants;
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

Part I, Item 1 - “Business - Utility Operations - Environmental Regulation and Costs” in this report includes a summary of Idaho Power's expected capital and operating expenditures for environmental matters during the period from 2022 to 2024. Given the uncertainty of future environmental regulations and technological advances, there is uncertainty around near-term estimates, and Idaho Power is also unable to predict its environmental-related expenditures beyond 2024, though they could be substantial. Furthermore, several executive orders issued since 2017 concerning environmental regulations, including executive orders issued by the current Presidential Administration in 2021, as described below, could result in significant changes in, and uncertainty with respect to, legislation, regulation, and government policy regarding environmental matters. The outcome of federal agencies' review of regulations covered by executive orders and revocation of executive orders is difficult to predict. Changes to or elimination of regulations may lower Idaho Power's costs of operating and maintaining fossil fuel-fired generation plants and transmission lines, due to the reduction of potential environmental infrastructure upgrades or reduction or elimination of permitting requirements. Executive orders resulting in more strict or robust regulations, or additional regulations, on the other hand, would likely increase Idaho Power's costs of operating and maintaining its facilities. Executive orders may be affected by Congressional action and challenged in court. Further, state and local governmental authorities could choose to challenge or replace the federal regulations or bolster or undermine environmental compliance and enforcement efforts at the local level, and therefore, Idaho Power is uncertain whether and to what extent the orders could affect its operations, and environmental-related expenditures. Idaho Power plans to continue to monitor actions associated with or resulting from executive orders.

Executive Orders on Environmental Matters

In January 2021, the current Presidential Administration issued several executive orders to establish new federal environmental mandates, revoke several existing executive orders, and require agencies to review regulations related to environmental matters issued by the previous Presidential Administration (January 2021 Executive Order(s)). One executive order rejoined the United States to the Paris Agreement on climate change, which requires commitments to reduce greenhouse gas (GHG) emissions, among other things. In response to another executive order, the U.S. Environmental Protection Agency (EPA) requested that the U.S. Department of Justice stay all proceedings in pending litigation seeking judicial review of any EPA regulations promulgated between 2017 and January 20, 2021. Another executive order in 2021 directed the Office of the Federal Register to stop publishing rules and other documents sent to it by the previous Presidential Administration, which Idaho Power believes may apply to the regional haze rules described in this MD&A below, and paused the effective date of certain federal rules that had not yet taken effect as of January 20, 2021. During the "freeze period," the federal agencies were directed to review any such pending actions and determine whether they should move forward or be modified on a rule-by-rule basis by the relevant federal agency. New or modified environmental regulations resulting from these orders could impact Idaho Power's plans and pre-construction activities related to its major transmission projects, which could lead to substantially higher construction and permitting costs and could delay construction. As of the date of this report, and except as specifically described below in this MD&A, Idaho Power is uncertain whether and to what extent the January 2021 Executive Orders, any future executive orders, and the implementation of these and any future executive orders may impact Idaho Power's business, results of operations and financial condition.

Endangered Species Act Matters

Overview: The listing of a species of fish, wildlife, or plants as threatened or endangered under the ESA may have an adverse impact on Idaho Power's ability to construct power supply, transmission, or distribution facilities or relicense or operate its hydropower facilities. When a species is added to the federal list of threatened and endangered species, it is protected from “take,” which is defined to include harming the species. The ESA directs that, concurrent with a designation of a threatened or endangered species, and where prudent and determinable, the applicable agencies also designate “any habitat of such species which is then considered to be critical habitat.” The ESA also provides that each federal agency must ensure that any action they authorize, fund, or carry out is not likely to jeopardize the continued existence of a listed species or result in the destruction or adverse modification of its critical habitat. If an action is determined to result in adverse modification of critical habitat, the federal agency must adopt changes to the proposed action to avoid the adverse modification. These changes are often quite extensive and can affect the size, scope, and even the feasibility of a project moving forward.

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

In June 2021, in response to the January 2021 Executive Orders directing federal agencies to review certain environmental regulations, the USFWS and the NMFS released a plan to initiate rulemaking to revise, rescind, or reinstate five ESA regulations finalized by the prior administration. The agencies announced that they intend to rescind regulations that revised the USFWS's process for considering exclusions from critical habitat designations, rescind the regulatory definition of habitat, revise regulations for listing species and designating critical habitat, revise regulations for interagency cooperation, and reinstate certain protections for species listed as threatened under the ESA. In October 2021, the USFWS and NMFS proposed new rules to remove exclusions for certain territory subject to critical habitat designations and to rescind the prior administration's regulatory definition of habitat.

The construction of power supply, transmission, or distribution facilities and the relicensing of Idaho Power's hydropower projects can be federally authorized actions that fall under the ESA. There are a number of threatened or endangered species within Idaho Power's service area and within or near proposed transmission line routes, including the slickspot peppergrass. In December 2020, the USFWS announced that although it will not yet list the black and orange monarch butterfly as threatened or endangered, it will continue to monitor this species for future determination in 2024, which Idaho Power believes could potentially impact right-of-way maintenance for its transmission line routes. Further, there are a number of ESA-listed fish and other aquatic species located in waterways in which Idaho Power has hydropower facilities, including fall Chinook salmon, bull trout, Bliss Rapids snail, and Snake River physa snail. To date, efforts to protect these and other listed species have not significantly affected generation levels or operating costs at any of Idaho Power's hydropower facilities. However, the ongoing relicensing of the HCC presents endangered species and fisheries issues that may require operational adjustments and could adversely impact the amount of output from hydropower dams, potentially causing Idaho Power to rely on more expensive sources for power generation or market purchases. These ESA regulations could impact the timing and feasibility of the HCC relicensing project and the Gateway West and Boardman-to-Hemingway transmission projects and other infrastructure projects, which could lead to substantially higher construction, permitting, and licensing costs and could delay construction.

Developments in Regulation of Sage Grouse Habitat: In February 2016, a lawsuit was filed in the U.S. District Court of Idaho challenging the BLM's sage grouse resource management and land use plan revisions that became effective in 2015 under the Federal Land Policy and Management Act. The lawsuit challenges the plans and associated EISs across the sage grouse range and alleges that the plans fail to ensure that sage grouse populations and habitats will be protected and restored in accordance with the best available science and legal mandates. Further, the complaint challenges certain exemptions provided for the Boardman-to-Hemingway and Gateway West transmission line projects. Idaho Power has intervened in the proceedings in an effort to support the exemptions provided for in the BLM's plans. If the exemptions are overturned, Idaho Power may be required to re-route the projects, which could lead to substantially higher construction and permitting costs and could delay construction.

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

In June 2017, the Secretary of the Interior issued an order directing the BLM to review the 2015 sage grouse resource management and land use plan revisions and to identify provisions that may require modification or rescission to address energy and other development of public lands. In March 2019, the BLM issued a record of decision for six EISs that modified the 2015 sage grouse plans to better align the plan with state plans, conservation measures and the Department of the Interior and BLM policy. In October 2019, the U.S. District Court for Idaho placed a preliminary injunction on the implementation of the BLM's March 2019 plans. In order to address the concerns contained in the preliminary injunction, BLM initiated a supplemental EIS process that was completed in November 2020. A record of decision for the 2020 supplemental EIS was signed in January 2021. In November 2021, the BLM issued a notice of intent to address the management of sage grouse and sagebrush habitat on BLM-managed public lands in Idaho and Oregon, among other states, through a land use planning initiative. The BLM indicated that it will prepare an EIS to support the planning initiative, and will begin the scoping process to solicit public comments on the planning initiative by February 2022.

As of the date of this report, the above lawsuits are stayed as the parties and the courts have agreed that the processes initiated by the BLM may result in further administrative actions that could remove the need for the lawsuits.

Migratory Bird Treaty Act Matters: In October 2021, also in response to the January 2021 Executive Orders, the USFWS announced that it revoked the previous Presidential Administration's interpretation of the Migratory Bird Treaty Act (MBTA) and implemented a new rule that reinstates the USFWS long-standing interpretation of the MBTA prohibiting the incidental take of migratory birds. Concurrently, the USFWS published an advanced notice of proposed rulemaking to determine whether and under what circumstances it could authorize incidental take. Similar to the changes in the ESA regulations described above in this MD&A, these MBTA regulations could impact the timing and feasibility of the Gateway West and Boardman-to-Hemingway transmission projects and other infrastructure projects that may interfere with migratory birds in the vicinity of such projects, which could lead to substantially higher construction, permitting, and licensing costs and could delay construction.

ESA Issues Related to Specific Projects:

Hells Canyon Relicensing Project: In December 2004, Idaho Power and eleven other parties, including the NMFS and the USFWS, entered into an interim agreement that addresses the effects of the ongoing operations of the HCC on ESA listed species pending the relicensing of the project. In 2007, the FERC requested initiation of formal consultation under the ESA with the NMFS and the USFWS regarding potential effects of HCC relicensing on several listed aquatic and terrestrial species. Idaho Power prepared draft biological assessments in consultation with the USFWS and the NMFS and filed those with the FERC in October 2020. The draft biological assessments are intended to provide the necessary information to the USFWS and the NMFS to issue their biological opinion as required under the ESA. Idaho Power expects the FERC to initiate formal ESA consultation with the USFWS and the NMFS. At the conclusion of formal consultation and with the issuance of biological opinions by the NMFS and the USFWS and an operating license by the FERC, Idaho Power may be required to implement additional measures or further modify or adjust operations to comply with Section 7 of the ESA. The issuance of a final biological opinion during 2022 is unlikely.

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

Lower Snake River Hydroelectric Projects: In May 2016, the United States District Court for the District of Oregon issued an opinion finding that in the context of hydropower facilities owned and operated by the U.S. Army Corps of Engineers (USACE) and located on the lower Snake River, National Oceanic and Atmospheric Administration's National Marine Fisheries Service (NOAA Fisheries) violated the ESA by using improper standards, failing to consider adequately the impact of climate change on habitat conditions, and placing undue reliance on unproven, future federal habitat conservation measures, particularly to the degree that the success of the measures could be undermined by climate change. The court also found that other federal agencies violated the NEPA by failing to prepare a comprehensive EIS on implementation of the conservation measures ordered by NOAA Fisheries, including analysis of the measures directed by NOAA Fisheries and other reasonable alternatives. The court’s opinion and its emphasis on a climate change-driven analysis element, if generalized to other situations, could require ESA-driven avoidance, minimization, and compensatory mitigation efforts to incorporate surplus measures to ensure species’ protection, which could result in considerable increases in cost beyond the cost of additional analysis in the NEPA process. In September 2016, federal agencies initiated an EIS to examine hydropower dams on the lower Snake River. In September 2020, the federal agencies signed a record of decision on the EIS that will guide the operation of those dams and may expedite projects and reduce the number of actions subject to NEPA review. None of Idaho Power’s hydropower facilities are included in the studies.

Changes to NEPA: In July 2020, the previous Presidential Administration's Council on Environmental Quality (CEQ) announced its final rule to narrow federal agencies' NEPA obligations (2020 NEPA Rule), which had the potential to expedite and reduce the cost of Idaho Power's permitting and right-of-way processes. NEPA applies to Idaho Power’s transmission and distribution lines that are located on federal land, as well as other company activities involving federal actions. Under Executive Order 13990 issued in January 2021, the current Presidential Administration’s CEQ was tasked with reviewing the 2020 NEPA Rule. In October 2021, the CEQ published a notice of proposed rulemaking to reverse the more narrow 2020 NEPA Rule, with minor modifications, which if promulgated as proposed could delay and increase the cost of Idaho Power’s transmission projects. The proposed rule’s focus on restoring consideration of indirect and cumulative environmental impacts of infrastructure projects could result in federal agencies giving greater consideration to climate change and environmental justice-related impacts in their decision-making. The proposed rule was subject to a comment period that expired in November 2021. As of the date of this report, the proposed rule is still pending.

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
•changes in the amount and timing of snowpack and other precipitation and stream flows could affect hydropower generation;
•legislative and/or regulatory developments related to climate change could affect plants and operations, including restrictions on the construction of new power supply resources, the expansion of existing resources, or the operation of power supply resources; and
•consumer preference for, and resource planning decisions requiring, renewable or low GHG-emitting sources of energy could impact usage of existing generation sources and require significant investment in new generation and transmission infrastructure.

Federal and state regulations pertaining to GHG emissions under the CAA have raised uncertainty about the future viability of fossil fuels, most notably coal, as an economical energy source for new and existing electric generation facilities because many new technologies for reducing carbon dioxide (CO2) emissions from coal, including carbon capture and storage, are still in the development stage and are not yet proven. Stringent emissions standards could result in significant increases in capital expenditures and operating costs, which may accelerate the retirement of coal-fired units and create power system reliability issues. Some higher-cost, high-emission coal-fired plants have ceased operation or the plant owners have announced a near-term cessation of operation, as the cost of compliance makes the plants uneconomical to operate, particularly in light of continued low natural gas prices that decrease the cost to operate natural gas-fired power plants. As a result, Idaho Power ended its participation in coal-fired operations at the Boardman power plant in October 2020 and the North Valmy plant unit 1 in December 2019, and plans to end its participation in the North Valmy plant unit 2 no later than the end of 2025. Idaho Power's 2021 IRP contemplates the conversion from coal to natural gas of two units at the Jim Bridger plant in 2024 and an end to Idaho Power's participation in the remaining two coal-fired units at the Jim Bridger plant by the end of 2028. As discussed above in the "Regulatory Matters" section of this MD&A, as of the date of this report, discussions among the IPUC Staff, Idaho Power, and the co-owner regarding this potential conversion and the environmental regulations related to the Jim Bridger plant are ongoing.

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

In August 2015, the EPA promulgated the Clean Power Plan (CPP) under Section 111(d) of the CAA, which required states to adopt plans to collectively reduce 2005 levels of power sector CO2 emissions by 32 percent by the year 2030. In June 2019, the EPA released the Affordable Clean Energy (ACE) rule to replace the CPP under Section 111(d) of the CAA for existing electric utility generating units. In January 2021, the U.S. Court of Appeals for the District of Columbia Circuit vacated the ACE rule in its entirety and directed the EPA to create a new regulatory approach. In February 2021, the EPA issued a memorandum notifying states that it will not require states to submit plans to the EPA under Section 111(d) of the CAA because the Court vacated the ACE rule without reinstating the CPP. As of the date of this report, Idaho Power expects to continue with its planned retirements and other planned upgrades at generating facilities.

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

Other Clean Air Act Matters

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

In December 2009, the WDEQ issued a RH BART permit to PacifiCorp as the operator of the Jim Bridger plant. As part of the WDEQ's long term strategy for regional haze, the permit required that PacifiCorp install selective catalytic reduction equipment for nitrogen oxide (NOx) control at Jim Bridger units 3 and 4 by December 31, 2015, and December 31, 2016, respectively, which has been completed, and submit an application by December 31, 2017, to install add-on NOx controls at Jim Bridger unit 2 by 2021 and unit 1 by 2022, which was submitted in December 2017. In November 2010, PacifiCorp and the WDEQ signed a settlement agreement under which PacifiCorp agreed to the timing and nature of the controls. The settlement agreement was conditioned on the EPA ultimately approving those portions of the Wyoming regional haze state implementation plan (SIP) that are consistent with the terms of the settlement agreement. In January 2014, the EPA approved Wyoming's regional haze SIP as to the Jim Bridger plant, with the NOx control compliance dates set forth in the settlement agreement.

In February 2019, PacifiCorp submitted a SIP revision to the WDEQ as an alternative regional haze compliance plan for the Jim Bridger plant that includes a reduced plant-wide monthly limit on emissions for NOx and SO2 and an annual total emissions cap for NOx and SO2 for units 1-4. In May 2020, the WDEQ approved the alternative plan as proposed, which would eliminate the requirement to install add-on NOx controls at Jim Bridger units 1 and 2. In September 2021, PacifiCorp submitted its IRP to the IPUC that contemplates ceasing coal-fired generation in units 1 and 2 in 2023 and converting those units to natural gas generation by 2024. In late-2021, the State of Wyoming and PacifiCorp issued a Notice of Intent to sue the EPA for the EPA’s failure to act on the 2019 proposed SIP revision. The Notice of Intent was intended to allow PacifiCorp and Wyoming to bring a non-delegable duty suit against the EPA. On December 27, 2021, Wyoming Governor Gordon issued a temporary emergency suspension of Wyoming’s existing SIP that allows Jim Bridger unit 2 to continue to operate through the end of April 2022. On January 12, 2022, the EPA issued a proposed rule that, if adopted, would disapprove the 2019 proposed SIP revision, and the proposed rule was published in the Federal Register on January 18, 2022. Comments on the proposed disapproval are due by February 17, 2022, and as of the date of this report, the proposed EPA rule is pending. On February 14, 2022, the State of Wyoming filed a complaint against PacifiCorp as well as a negotiated consent decree with PacifiCorp in Wyoming state court for the threat of non-compliant operation of Jim Bridger units 1 and 2. The consent decree requires that PacifiCorp: (1) submit a revised permit application and request a SIP revision that would reflect a natural gas conversion of both units; and (2) propose an RFP for carbon capture technology at units 3 and 4. As of the date of this report, the revised permit application and RFP are pending.

Clean Water Act Matters

Definition of “Waters of the United States” Under the CWA: In August 2015, the EPA and USACE final rule defining the phrase "waters of the United States" (WOTUS) under the CWA became effective (WOTUS Rule). Idaho Power believes that the 2015 rule potentially expanded federal jurisdiction under the CWA beyond traditional navigable waters, interstate waters, territorial seas, tributaries, and adjacent wetlands, to a number of other waters, including waters with a "significant nexus" to those traditional waters. The WOTUS Rule was widely challenged in both federal district and circuit courts. In January 2020, the EPA and USACE finalized the first of a two-part rule to repeal the WOTUS Rule and set new and more expansive standards for determining which waters are subject to the CWA, which substantially restored the definitions and guidance used prior to the WOTUS Rule. In April 2020, the EPA and USACE published the second part of the final rule to replace the WOTUS Rule with the "Navigable Waters Protection Rule" that provides a final definition of "waters of the United States," which ultimately narrows the scope of waters subject to federal regulation under the CWA. The Navigable Waters Protection Rule became effective in June 2020. In November 2021, in response to the January 2021 Executive Orders, the EPA and USACE announced the availability of a pre-publication version of a proposed rule that restores the protections in place prior to the WOTUS Rule and establishes a new expansive definition of "waters of the United States."

Idaho Power believes the repeal rule, the WOTUS Rule, the Navigable Waters Protection Rule, and the proposed new rule will continue to be challenged in court, but expects that, even if the WOTUS Rule is reinstated in Idaho or the expansive proposed new rule is enacted and should the revised definition take effect in Idaho, while it may cause Idaho Power to incur additional permitting, regulatory requirements, and other costs associated with the rule, the aggregate amount of increased costs is unlikely to have a material adverse effect on Idaho Power's operations or financial condition, in part due to the relatively arid climate of Idaho Power's service area. Similarly, because the CWA, as interpreted even prior to the WOTUS Rule, applies to most of Idaho Power's facilities, including its hydropower plants, Idaho Power does not expect reinstatement would have a material impact on Idaho Power's operations or financial condition.

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

In July 2020, the EPA published a rule amending regulations intended to implement the CWA Section 401 water quality certification process. The rule clarifies that a state must issue its water quality certification within a reasonable time period, up to one year from the certification request, and limits the scope of the certification to jurisdictional water quality matters. Further, the new regulations make clear that federal agencies, not the state departments of environmental quality, will enforce the certification conditions. This rule became effective in September 2020 (2020 CWA Section 401 Order). In October 2021, the U.S. District Court for the Northern District of California issued an order remanding and vacating the 2020 CWA Section 401 Order, which order applies nationwide, and requires a temporary return to the EPA's previous Section 401 of the CWA in effect since 1979. While the EPA finalizes a new certification rule, Idaho Power plans to continue to operate under the current CWA Section 401 regulations as described above.

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

CWA Permitting: Idaho Power's hydropower generation facilities are subject to compliance and permitting obligations under the CWA. Idaho Power has been engaged for several years with the EPA, and is now engaged with the Idaho Department of Environmental Quality (IDEQ), regarding Idaho Power's CWA permitting obligations and compliance status for those facilities. Idaho Power has in the past, and expects in the future, to incur costs and expenses associated with those permitting and compliance obligations, but as of the date of this report, Idaho Power is unable to estimate with any reasonable certainty those costs and expenses. Idaho Power also expects to incur additional expenses associated with the relicensing of its hydroelectric facilities, as discussed elsewhere in this report.

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

Idaho Power has determined that it meets these conditions, and its financial statements reflect the effects of the different rate-making principles followed by the jurisdictions regulating Idaho Power. The primary effect of this policy is that Idaho Power had recorded approximately $1.5 billion of regulatory assets and $0.8 billion of regulatory liabilities at December 31, 2021. Idaho Power expects to recover these regulatory assets from customers through rates and refund these regulatory liabilities to customers through rates, but recovery or refund is subject to final review by the regulatory bodies. If future recovery or refund of these amounts ceases to be probable, or if Idaho Power determines that it no longer meets the criteria for applying regulatory accounting, or if accounting rules change to no longer provide for regulatory assets and liabilities, Idaho Power could be required to eliminate those regulatory assets or liabilities, which could have a material effect on Idaho Power’s financial condition or results of operations.

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

The assumed discount rate is based on reviews of market yields on high-quality corporate debt. Specifically, IDACORP and Idaho Power determined the discount rate for each plan through the construction of hypothetical portfolios of bonds selected from high-quality corporate bonds available as of December 31, 2021, with maturities matching the projected cash outflows of the plans. Based on the results of this analysis, the discount rate used to calculate the 2022 defined benefit plan pension expense will be increased to 3.05 percent from the 2.80 percent rate used in 2021.

Rate-of-return projections for plan assets are based on historical risk/return relationships among asset classes. The primary measure is the historical risk premium each asset class has delivered versus the yield on the Moody's AA Corporate Bond Index. This historical risk premium is then added to the current yield on the Moody's AA Corporate Bond Index, and Idaho Power believes the result provides a reasonable prediction of future investment performance. Additional analysis is performed to measure the expected range of returns, as well as worst-case and best-case scenarios. Based on the current interest rate environment, current rate-of-return expectations are lower than the nominal returns generated over the past 20 years when interest rates were generally much higher. The long-term rate of return used to calculate the 2022 pension expense will be 7.4 percent, the same assumption as used in 2021.

Total net periodic pension and other postretirement benefit cost for these plans totaled $65.6 million and $53.8 million for the years ended December 31, 2021 and 2020, respectively, including amounts deferred as regulatory assets (see discussion below) and amounts allocated to capitalized labor. For 2022, total net periodic pension costs and other postretirement benefit costs are expected to total approximately $45.4 million, which takes into account the change in the discount rate noted above.

Had different actuarial assumptions been used, net periodic pension costs and other postretirement benefit costs could have varied significantly. The following table reflects the sensitivities associated with changes in the discount rate and rate-of-return on plan assets actuarial assumptions on historical and future net periodic pension costs and other postretirement benefit costs:

	Discount rate		Rate of return
	2022	2021	2022	2021
	(millions of dollars)
Effect of 0.5% rate increase on total net periodic pension costs and other postretirement benefit costs	$(10.9)	$(10.7)	$(5.0)	$(4.6)
Effect of 0.5% rate decrease on total net periodic pension costs and other postretirement benefit costs	12.1	12.3	5.1	4.5

Additionally, a 0.5 percent increase in the plans' discount rates would have resulted in a $119.4 million decrease in the combined benefit obligations of the plans as of December 31, 2021. A 0.5 percent decrease in the plans' discount rates would have resulted in an $135.9 million increase in the combined benefit obligations of the plans as of December 31, 2021.

The IPUC has authorized Idaho Power to account for its defined benefit pension plan expense on a cash basis, and to defer and account for accrued pension expense as a regulatory asset. The IPUC acknowledged that it is appropriate for Idaho Power to seek recovery in its revenue requirement of reasonable and prudently incurred pension expense based on actual cash contributions. In 2007, Idaho Power began deferring pension expense to a regulatory asset account to be matched with revenue when future pension contributions are recovered through rates. At December 31, 2021, a total of $234 million of expense was deferred as a regulatory asset. Idaho Power expects to defer approximately $16 million of expense in 2022. Idaho Power recorded pension expense on its consolidated statements of income related to its tax-qualified defined benefit pension plan of approximately $19 million in 2021 and 2020.

Refer to Note 12 – “Benefit Plans” to the consolidated financial statements included in this report for additional information relating to pension and postretirement benefit plans.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There have been no recently issued accounting pronouncements that have had or are expected to have a material impact on IDACORP's or Idaho Power's results of operations or financial condition. See Note 1 - “Summary of Significant Accounting Policies” to the consolidated financial statements included in this report for a summary of significant accounting policies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IDACORP and Idaho Power are exposed to market risks, including changes in interest rates, changes in commodity prices, credit risk, and equity price risk. The following discussion summarizes these risks and the financial instruments, derivative instruments, and derivative commodity instruments sensitive to changes in interest rates, commodity prices, and equity prices that were held at December 31, 2021. IDACORP and Idaho Power have not entered into any of these market-risk-sensitive instruments for trading purposes.

Interest Rate Risk

IDACORP and Idaho Power manage interest expense and short- and long-term liquidity through a combination of fixed rate and variable rate debt. Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly-rated financial institutions may be used to achieve the desired combination.

Variable Rate Debt: As of December 31, 2021, IDACORP had no net floating rate debt, as the carrying value of short-term investments exceeded the carrying value of outstanding variable-rate debt. As of December 31, 2021, Idaho Power had $13.9 million of net floating rate debt. The fair market value of this debt was $13.9 million. Assuming no change in financial structure, if variable interest rates were to average one percentage point higher than the average rate on December 31, 2021, annual interest expense would increase and pre-tax earnings would decrease by approximately $0.1 million for Idaho Power.

Fixed Rate Debt: As of December 31, 2021, both IDACORP and Idaho Power had $2.0 billion in fixed rate debt, with a fair market value of approximately $2.4 billion. These instruments are fixed rate and, therefore, do not expose the companies to a loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $234.7 million if market interest rates were to decline by one percentage point from their December 31, 2021 levels.

Commodity Price Risk

IDACORP's exposure to changes in commodity prices is related to Idaho Power's ongoing utility operations that produce electricity to meet the demand of its retail electric customers. To supplement its power supply resources and balance its supply of power with the demand of its retail customers, Idaho Power participates in the wholesale marketplace. Purchased power arrangements allow Idaho Power to respond to fluctuations in the demand for electricity and variability in generating plant operations. Idaho Power also enters into arrangements for the purchase of fuel for natural gas and coal-fired generating plants. These contracts for the purchase of power and fuel expose Idaho Power to commodity price risk. The effects of changes in commodity prices on Idaho Power are mitigated in large part by Idaho Power's Idaho and Oregon power cost adjustment mechanisms.

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

The primary objectives of Idaho Power’s energy purchase and sale activity are to meet the demand of retail electric customers, to maintain appropriate physical reserves to ensure reliability, and to make economic use of temporary surpluses that may develop. Idaho Power has adopted an energy risk management program, which has been reviewed and accepted by the IPUC, designed to reduce exposure to power supply cost-related uncertainty, further mitigating commodity price risk. Idaho Power’s Energy Risk Management Policy and associated standards implementing the Energy Risk Management Policy describe a collaborative process with customers and regulators via a committee called the Customer Advisory Group (CAG). The Risk Management Committee (RMC), composed of Idaho Power officers and senior managers, oversees the risk management program. The RMC is responsible for communicating the status of risk management activities to Idaho Power's Board of Directors and to the CAG, and Idaho Power’s Audit Committee is responsible for approving the Energy Risk Management

Policy and associated standards. The RMC is also responsible for conducting an ongoing general assessment of the appropriateness of Idaho Power’s strategies for energy risk management activities. In its energy risk management process, Idaho Power considers both demand-side and supply-side options consistent with its IRP. The primary tools for risk mitigation are physical and financial forward power transactions and fueling alternatives for utility-owned generation resources. Idaho Power only engages in a nominal amount of trading activity for non-retail purposes.

The Energy Risk Management Policy and associated standards require monitoring monthly volumetric electricity position and total monthly dollar (net power supply cost) exposure on a rolling 18-month forward view. The power supply business unit produces and evaluates projections of the operating plan based on factors such as forecasted resource availability, stream flows, and load, and orders risk mitigating actions, including resource optimization and hedging strategies, dictated by the limits stated in the Energy Risk Management Policy and associated standards to bring exposures within pre-established risk guidelines. The RMC evaluates the actions initiated by the power supply unit for consistency and compliance with the Risk Management Policy and associated standards. Idaho Power representatives meet with the CAG at least annually to assess effectiveness of the limits. Changes to the limits can be endorsed by the CAG and referred to the board of directors for approval.

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

The use of performance assurance collateral in the form of cash, letters of credit, or guarantees is common industry practice. Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties. As of December 31, 2021, Idaho Power had no performance assurance collateral posted related to these contracts. Should Idaho Power experience a reduction in its credit rating on Idaho Power’s unsecured debt to below investment grade, Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral. Counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions. Based upon Idaho Power’s energy and fuel portfolio and market conditions as of December 31, 2021, the amount of collateral that could be requested upon a downgrade to below investment grade was approximately $25.7 million. To minimize capital requirements, Idaho Power actively monitors the portfolio exposure and the potential exposure to additional requests for performance assurance collateral calls through sensitivity analysis.

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

IDACORP, Inc.
Consolidated Statements of Income

	Year Ended December 31,
	2021	2020	2019
	(thousands of dollars except for per share amounts)
Operating Revenues:
Electric utility revenues	$1,455,410	$1,347,340	$1,342,940
Other	2,674	3,389	3,443
Total operating revenues	1,458,084	1,350,729	1,346,383

Operating Expenses:
Electric utility:
Purchased power	393,691	297,417	285,266
Fuel expense	180,550	172,740	156,872
Power cost adjustment	(49,844)	(33,708)	2,047
Other operations and maintenance	361,297	352,071	355,770
Energy efficiency programs	29,920	42,478	40,128
Depreciation	175,555	171,648	169,210
Other electric utility operating expenses	34,673	35,914	35,995
Total electric utility expenses	1,125,842	1,038,560	1,045,288
Other	2,591	2,648	2,769
Total operating expenses	1,128,433	1,041,208	1,048,057

Operating Income	329,651	309,521	298,326

Nonoperating (Income) Expense:
Allowance for equity funds used during construction	(31,537)	(29,551)	(27,112)
Earnings of unconsolidated equity-method investments	(11,435)	(11,513)	(12,370)
Interest on long-term debt	84,145	84,251	82,457
Other interest	14,546	14,753	14,721
Allowance for borrowed funds used during construction	(11,993)	(11,578)	(10,703)
Other (income) expense, net	3,141	(3,509)	(6,502)
Total nonoperating expense, net	46,867	42,853	40,491

Income Before Income Taxes	282,784	266,668	257,835

Income Tax Expense	36,912	28,700	24,507

Net Income	245,872	237,968	233,328
Adjustment for income attributable to noncontrolling interests	(322)	(551)	(474)
Net Income Attributable to IDACORP, Inc.	$245,550	$237,417	$232,854

Weighted Average Common Shares Outstanding - Basic (000’s)	50,599	50,538	50,502
Weighted Average Common Shares Outstanding - Diluted (000’s)	50,645	50,572	50,537
Earnings Per Share of Common Stock:
Earnings Attributable to IDACORP, Inc. - Basic	$4.85	$4.70	$4.61
Earnings Attributable to IDACORP, Inc. - Diluted	$4.85	$4.69	$4.61

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2021	2020	2019
	(thousands of dollars)

Net Income	$245,872	$237,968	$233,328
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $1,150, $(2,452), and $(4,658)	3,318	(7,074)	(13,440)
Total Comprehensive Income	249,190	230,894	219,888
Comprehensive income attributable to noncontrolling interests	(322)	(551)	(474)
Comprehensive Income Attributable to IDACORP, Inc.	$248,868	$230,343	$219,414

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Balance Sheets

	December 31,
	2021	2020
	(in thousands)
Assets

Current Assets:
Cash and cash equivalents	$215,243	$275,116
Short-term investments	—	25,000
Receivables:
Customer (net of allowance of $4,499 and $4,766, respectively)	78,819	72,826
Other (net of allowance of $517 and $497, respectively)	14,994	12,661
Income taxes receivable	14,770	2,164
Accrued unbilled revenues	74,843	72,461
Materials and supplies (at average cost)	77,552	64,941
Fuel stock (at average cost)	18,045	31,646
Prepayments	24,676	20,184
Current regulatory assets	71,223	63,407
Other	5,708	1,995
Total current assets	595,873	642,401

Investments	123,824	126,948

Property, Plant and Equipment:
Utility plant in service	6,509,316	6,283,790
Accumulated provision for depreciation	(2,298,951)	(2,193,831)
Utility plant in service - net	4,210,365	4,089,959
Construction work in progress	670,585	597,152
Utility plant held for future use	4,511	4,109
Other property, net of accumulated depreciation	16,361	18,290
Property, plant and equipment - net	4,901,822	4,709,510

Other Assets:
Company-owned life insurance	67,343	62,382
Regulatory assets	1,462,431	1,495,488
Other	59,222	58,515
Total other assets	1,588,996	1,616,385

Total	$7,210,515	$7,095,244

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Balance Sheets

	December 31,
	2021	2020
	(in thousands)
Liabilities and Equity

Current Liabilities:
Accounts payable	$145,980	$120,576
Taxes accrued	14,229	19,508
Interest accrued	23,959	24,030
Accrued compensation	55,666	52,245
Current regulatory liabilities	11,239	11,104
Advances from customers	43,472	29,341
Other	31,079	30,767
Total current liabilities	325,624	287,571

Other Liabilities:
Deferred income taxes	842,375	800,251
Regulatory liabilities	781,695	757,730
Pension and other postretirement benefits	521,462	634,070
Other	63,485	48,752
Total other liabilities	2,209,017	2,240,803

Long-Term Debt	2,000,640	2,000,414

Commitments and Contingencies

Equity:
IDACORP, Inc. shareholders’ equity:
Common stock, no par value (120,000 shares authorized; shares issued 50,516 and 50,462, respectively)	874,896	869,235
Retained earnings	1,833,580	1,734,103
Accumulated other comprehensive loss	(40,040)	(43,358)
Total IDACORP, Inc. shareholders’ equity	2,668,436	2,559,980
Noncontrolling interests	6,798	6,476
Total equity	2,675,234	2,566,456

Total	$7,210,515	$7,095,244

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2021	2020	2019
	(thousands of dollars)
Operating Activities:
Net income	$245,872	$237,968	$233,328
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	179,444	175,941	173,800
Deferred income taxes and investment tax credits	23,901	25,175	22,389
Changes in regulatory assets and liabilities	(33,705)	(36,246)	(4,310)
Pension and postretirement benefit plan expense	33,817	28,970	27,804
Contributions to pension and postretirement benefit plans	(44,220)	(45,161)	(48,525)
Earnings of equity-method investments	(11,435)	(11,513)	(12,370)
Distributions from equity-method investments	11,711	14,477	21,800
Allowance for equity funds used during construction	(31,537)	(29,551)	(27,112)
Other adjustments to net income, net	8,929	10,457	8,040
Change in:
Accounts receivable	(6,697)	(374)	(5,996)
Accounts payable and other accrued liabilities	17,700	(356)	(9,526)
Taxes accrued/receivable	(17,885)	8,950	742
Other current assets	(8,327)	4,910	(8,820)
Other current liabilities	3,102	7,996	(799)
Other assets	(10,764)	(5,546)	(4,375)
Other liabilities	3,358	2,034	555
Net cash provided by operating activities	363,264	388,131	366,625
Investing Activities:
Additions to property, plant and equipment	(299,999)	(310,938)	(278,705)
Payments received from transmission project joint funding partners	5,876	3,197	2,442
Investments in affordable housing and other real estate tax credit projects	(15,148)	(14,338)	(2,687)
Distributions from equity-method investments, return of investment	14,439	1,073	—
Purchase of equity securities	(17,186)	(33,382)	(10,896)
Purchases of short-term investments	(25,000)	(25,000)	—
Maturities of short-term investments	50,000	—	—
Proceeds from sale of equity securities	11,328	25,795	5,080
Other	2,037	6,335	4,274
Net cash used in investing activities	(273,653)	(347,258)	(280,492)
Financing Activities:
Issuance of long-term debt	—	310,000	166,100
Premium on issuance of long-term debt	—	31,384	—
Retirement of long-term debt	—	(175,000)	(166,100)
Dividends on common stock	(146,119)	(137,813)	(129,677)
Tax withholdings on net settlements of share-based awards	(3,031)	(4,641)	(4,160)
Make-whole premium on retirement of long-term debt	—	(3,305)	—
Debt issuance costs and other	(334)	(3,636)	(2,534)
Net cash (used in) provided by financing activities	(149,484)	16,989	(136,371)
Net (decrease) increase in cash and cash equivalents	(59,873)	57,862	(50,238)
Cash and cash equivalents at beginning of the year	275,116	217,254	267,492
Cash and cash equivalents at end of the year	$215,243	$275,116	$217,254
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Income taxes	$34,330	$9,975	$14,055
Interest (net of amount capitalized)	$83,499	$81,074	$85,260
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$53,690	$45,004	$38,815

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Statements of Equity

	Year Ended December 31,
	2021	2020	2019
	(thousands of dollars)
Common Stock:
Balance at beginning of year	$869,235	$868,307	$863,593
Share-based compensation expense	8,583	7,416	8,788
Tax withholdings on net settlements of share-based awards	(3,031)	(4,641)	—
Treasury shares issued	—	(1,920)	(4,172)
Other	109	73	98
Balance at end of year	874,896	869,235	868,307

Retained Earnings:
Balance at beginning of year	1,734,103	1,634,525	1,531,543
Net income attributable to IDACORP, Inc.	245,550	237,417	232,854
Common stock dividends ($2.88, $2.72, and $2.56 per share, respectively)	(146,073)	(137,839)	(129,872)
Balance at end of year	1,833,580	1,734,103	1,634,525

Accumulated Other Comprehensive (Loss) Income:
Balance at beginning of year	(43,358)	(36,284)	(22,844)
Unfunded pension liability adjustment (net of tax)	3,318	(7,074)	(13,440)
Balance at end of year	(40,040)	(43,358)	(36,284)

Treasury Stock:
Balance at beginning of year	—	(1,920)	(1,932)
Issued	—	1,920	4,172
Acquired	—	—	(4,160)
Balance at end of year	—	—	(1,920)

Total IDACORP, Inc. shareholders’ equity at end of year	2,668,436	2,559,980	2,464,628

Noncontrolling Interests:
Balance at beginning of year	6,476	5,925	5,451
Net income attributable to noncontrolling interests	322	551	474
Balance at end of year	6,798	6,476	5,925

Total equity at end of year	$2,675,234	$2,566,456	$2,470,553

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Statements of Income

	Year Ended December 31,
	2021	2020	2019
	(thousands of dollars)

Operating Revenues	$1,455,410	$1,347,340	$1,342,940

Operating Expenses:
Operation:
Purchased power	393,691	297,417	285,266
Fuel expense	180,550	172,740	156,872
Power cost adjustment	(49,844)	(33,708)	2,047
Other operations and maintenance	361,297	352,071	355,770
Energy efficiency programs	29,920	42,478	40,128
Depreciation	175,555	171,648	169,210
Other operating expenses	34,673	35,914	35,995
Total operating expenses	1,125,842	1,038,560	1,045,288

Operating Income	329,568	308,780	297,652

Nonoperating (Income) Expense:
Allowance for equity funds used during construction	(31,537)	(29,551)	(27,112)
Earnings of unconsolidated equity-method investments	(10,211)	(10,102)	(10,285)
Interest on long-term debt	84,145	84,251	82,457
Other interest	14,511	14,716	14,658
Allowance for borrowed funds used during construction	(11,993)	(11,578)	(10,703)
Other (income) expense, net	3,171	(2,739)	(4,217)
Total nonoperating expense, net	48,086	44,997	44,798

Income Before Income Taxes	281,482	263,783	252,854

Income Tax Expense	38,257	30,548	28,417

Net Income	$243,225	$233,235	$224,437

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2021	2020	2019
	(thousands of dollars)

Net Income	$243,225	$233,235	$224,437
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $1,150, $(2,452), and $(4,658)	3,318	(7,074)	(13,440)
Total Comprehensive Income	$246,543	$226,161	$210,997

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Balance Sheets

	December 31,
	2021	2020
	(in thousands)
Assets

Current Assets:
Cash and cash equivalents	$60,075	$165,604
Receivables:
Customer (net of allowance of $4,499 and $4,766, respectively)	78,819	72,826
Other (net of allowance of $517 and $497, respectively)	14,134	12,457
Income taxes receivable	15,328	4,667
Accrued unbilled revenues	74,843	72,461
Materials and supplies (at average cost)	77,552	64,941
Fuel stock (at average cost)	18,045	31,646
Prepayments	24,558	20,057
Current regulatory assets	71,223	63,407
Other	5,708	1,995
Total current assets	440,285	510,061

Investments	77,108	87,848

Property, Plant and Equipment:
Plant in service	$6,509,316	$6,283,790
Accumulated provision for depreciation	(2,298,951)	(2,193,831)
Plant in service - net	4,210,365	4,089,959
Construction work in progress	670,585	597,152
Plant held for future use	4,511	4,109
Other property	3,647	5,123
Property, plant and equipment, net	4,889,108	4,696,343

Other Assets:
Company-owned life insurance	67,343	62,382
Regulatory assets	1,462,431	1,495,488
Other	54,564	53,988
Total other assets	1,584,338	1,611,858

Total	$6,990,839	$6,906,110

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Balance Sheets

	December 31,
	2021	2020
	(in thousands)
Liabilities and Equity

Current Liabilities:
Accounts payable	$145,871	$120,476
Accounts payable to affiliates	2,159	1,720
Taxes accrued	14,316	19,554
Interest accrued	23,959	24,030
Accrued compensation	55,491	52,036
Current regulatory liabilities	11,239	11,104
Advances from customers	43,472	29,341
Other	19,117	16,717
Total current liabilities	315,624	274,978

Other Liabilities:
Deferred income taxes	844,871	829,146
Regulatory liabilities	781,695	757,730
Pension and other postretirement benefits	521,462	634,070
Other	62,245	45,937
Total other liabilities	2,210,273	2,266,883

Long-Term Debt	2,000,640	2,000,414

Commitments and Contingencies

Equity:
Common stock, $2.50 par value (50,000 shares authorized; 39,151 shares outstanding)	97,877	97,877
Premium on capital stock	712,258	712,258
Capital stock expense	(2,097)	(2,097)
Retained earnings	1,696,304	1,599,155
Accumulated other comprehensive loss	(40,040)	(43,358)
Total equity	2,464,302	2,363,835

Total	$6,990,839	$6,906,110

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2021	2020	2019
	(thousands of dollars)
Operating Activities:
Net income	$243,225	$233,235	$224,437
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	178,847	175,334	173,205
Deferred income taxes and investment tax credits	(7,682)	1,149	14,889
Changes in regulatory assets and liabilities	(33,705)	(36,246)	(4,310)
Pension and postretirement benefit plan expense	33,804	28,955	27,788
Contributions to pension and postretirement benefit plans	(44,207)	(45,146)	(48,509)
Earnings of equity-method investments	(10,211)	(10,102)	(10,285)
Distributions from equity-method investments	10,211	12,627	19,450
Allowance for equity funds used during construction	(31,537)	(29,551)	(27,112)
Other adjustments to net income, net	346	3,041	(748)
Change in:
Accounts receivable	(5,607)	(2,220)	(4,724)
Accounts payable	17,690	(292)	(9,463)
Taxes accrued/receivable	(15,899)	12,685	2,281
Other current assets	(8,336)	4,919	(8,821)
Other current liabilities	3,133	8,072	(870)
Other assets	(10,809)	(5,588)	(4,280)
Other liabilities	3,443	2,116	584
Net cash provided by operating activities	322,706	352,988	343,512
Investing Activities:
Additions to utility plant	(299,972)	(310,937)	(278,707)
Payments received from transmission project joint funding partners	5,876	3,197	2,442
Distributions from equity-method investments, return of investment	14,439	1,073	—
Purchase of equity securities	(15,823)	(33,382)	(10,896)
Proceeds from the sale of equity securities	11,328	25,795	5,080
Other	2,231	6,305	4,117
Net cash used in investing activities	(281,921)	(307,949)	(277,964)
Financing Activities:
Issuance of long-term debt	—	310,000	166,100
Premium on issuance of long-term debt	—	31,384	—
Retirement of long-term debt	—	(175,000)	(166,100)
Dividends on common stock	(146,076)	(137,885)	(129,877)
Make-whole premium on retirement of long-term debt	—	(3,305)	—
Other	(238)	(3,579)	(2,181)
Net cash (used in) provided by financing activities	(146,314)	21,615	(132,058)
Net (decrease) increase in cash and cash equivalents	(105,529)	66,654	(66,510)
Cash and cash equivalents at beginning of the year	165,604	98,950	165,460
Cash and cash equivalents at end of the year	$60,075	$165,604	$98,950
Supplemental Disclosure of Cash Flow Information:
Cash paid to IDACORP related to income taxes	$64,003	$32,118	$19,856
Cash paid for interest (net of amount capitalized)	$83,464	$81,037	$85,198
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$53,690	$45,004	$38,815
The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Statements of Retained Earnings

	Year Ended December 31,
	2021	2020	2019
	(thousands of dollars)

Retained Earnings, Beginning of Year	$1,599,155	$1,503,805	$1,409,245
Net Income	243,225	233,235	224,437
Dividends on Common Stock	(146,076)	(137,885)	(129,877)
Retained Earnings, End of Year	$1,696,304	$1,599,155	$1,503,805

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

Principles of Consolidation

IDACORP’s and Idaho Power’s consolidated financial statements include the assets, liabilities, revenues, and expenses of each company and its wholly-owned subsidiaries listed above, as well as any variable interest entity (VIE) for which the respective company is the primary beneficiary. Investments in VIEs for which the companies are not the primary beneficiaries, but have the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method of accounting.

IDACORP also consolidates one VIE, Marysville Hydro Partners (Marysville), which is a joint venture owned 50 percent by Ida-West and 50 percent by Environmental Energy Company (EEC). At December 31, 2021, Marysville had approximately $16.0 million of assets, primarily a hydropower plant, and approximately $2.3 million of intercompany long-term debt, which is eliminated in consolidation. EEC has borrowed amounts from Ida-West to fund a portion of its required capital contributions to Marysville. The loans are payable from EEC’s share of distributions from Marysville and are secured by the stock of EEC and EEC’s interest in Marysville. Ida-West is identified as the primary beneficiary because the combination of its ownership interest in the joint venture with the intercompany note and the EEC note result in Ida-West's ability to control the activities of the joint venture. Creditors of Marysville have no recourse to the general credit of IDACORP and there are no other arrangements that could require IDACORP to provide financial support to Marysville or expose IDACORP to losses.

The BCC joint venture is also a VIE, but because the power to direct the activities that most significantly impact the economic performance of BCC is shared with the joint venture partner, Idaho Power is not the primary beneficiary. The carrying value of Idaho Power's investment in BCC was $22.7 million at December 31, 2021, and Idaho Power's maximum exposure to loss is the carrying value, any additional future contributions to BCC, and a $51.6 million guarantee for mine reclamation costs, which is discussed further in Note 10 - "Commitments."

IFS's affordable housing limited partnership and other real estate tax credit investments are also VIEs for which IDACORP is not the primary beneficiary. IFS's limited partnership interests range from 2 to 100 percent and were acquired between 1996 and 2021. As a limited partner, IFS does not control these entities and they are not consolidated. IFS’s maximum exposure to loss in these developments is limited to its net carrying value, which was $35.0 million at December 31, 2021.

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

Management Estimates

Management makes estimates and assumptions when preparing financial statements in conformity with GAAP. These estimates and assumptions include those related to rate regulation, retirement benefits, contingencies, asset impairment, income taxes, unbilled revenues, and bad debt. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates involve judgments with respect to, among other things, future economic factors that are difficult to predict and are beyond management’s control. Accordingly, actual results could differ from those estimates.

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

In response to the COVID-19 public health crisis, Idaho Power provided certain relief to customers, including temporarily suspending disconnections for customers and temporarily waiving late fees. This relief as well as the economic conditions created by the response to the COVID-19 public health crisis have resulted in higher aged accounts receivable and an increase in the number of late payments. Compared with historical levels, Idaho Power expects higher uncollectible account write-offs as a result of the COVID-19 public health crisis and, accordingly, has maintained its higher allowance for uncollectible accounts related to customer receivables at December 31, 2021.

The following table provides a rollforward of the allowance for uncollectible accounts related to customer receivables (in thousands of dollars):

	Year Ended December 31,
	2021	2020
Balance at beginning of period	$4,766	$1,401
Additions to the allowance	2,017	5,222
Write-offs, net of recoveries	(2,284)	(1,857)
Balance at end of period	$4,499	$4,766
Allowance for uncollectible accounts as a percentage of customer receivables	5.4%	6.1%

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

There were no impaired receivables without related allowances at December 31, 2021 and 2020. Once a receivable is determined to be impaired, any further interest income recognized is fully reserved.

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

All utility plant in service is depreciated using the straight-line method at rates approved by regulatory authorities. Annual depreciation provisions as a percent of average depreciable utility plant in service approximated 2.9 percent in 2021, 2020, and 2019.

During the period of construction, costs expected to be included in the final value of the constructed asset, and depreciated once the asset is complete and placed in service, are classified as construction work in progress on the consolidated balance sheets. If the project becomes probable of being abandoned, these costs are expensed in the period such determination is made. Idaho Power may seek recovery of these costs in customer rates, although there can be no guarantee such recovery would be granted.

Long-lived assets are periodically reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the undiscounted expected future cash flows from an asset is less than the carrying value of the asset, impairment is recognized in the financial statements. There were no material impairments of long-lived assets in 2021, 2020, or 2019.

Allowance for Funds Used During Construction

AFUDC represents the cost of financing construction projects with borrowed funds and equity funds. With one exception, for the Hells Canyon Complex (HCC) relicensing project, cash is not realized currently from such allowance; it is realized under the ratemaking process over the service life of the related property through increased revenues resulting from a higher rate base and higher depreciation expense. The component of AFUDC attributable to borrowed funds is included as a reduction to total interest expense. Idaho Power’s weighted-average monthly AFUDC rate was 7.5 percent for 2021 and 2020, and 7.6 percent for 2019.

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

2. INCOME TAXES

A reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

	IDACORP			Idaho Power
	2021	2020	2019	2021	2020	2019
	(thousands of dollars)
Federal income tax expense at statutory rate	$59,317	$55,885	$54,046	$59,111	$55,394	$53,099
Change in taxes resulting from:
AFUDC	(9,141)	(8,637)	(7,941)	(9,141)	(8,637)	(7,941)
Capitalized interest	1,077	1,044	976	1,077	1,044	976
Investment tax credits	(2,866)	(2,906)	(6,252)	(2,866)	(2,906)	(6,252)
Removal costs	(3,302)	(3,148)	(3,139)	(3,302)	(3,148)	(3,139)
Capitalized overhead costs	(8,190)	(7,560)	(7,140)	(8,190)	(7,560)	(7,140)
Capitalized repair costs	(17,430)	(18,480)	(18,480)	(17,430)	(18,480)	(18,480)
Bond redemption costs	—	(726)	—	—	(726)	—
State income taxes, net of federal benefit	11,359	8,804	8,627	11,633	9,052	8,401
Depreciation	14,233	13,589	14,641	14,233	13,589	14,641
Excess deferred income tax reversal	(8,958)	(4,885)	(6,181)	(8,958)	(4,885)	(6,181)
Income tax return adjustments	3,169	(2,552)	745	1,759	(2,508)	993
Real Estate-related tax credits	(6,245)	(5,315)	(2,874)	—	—	—
Real Estate-related investment distributions	(1,010)	(13)	(3,232)	—	—	—
Real Estate-related investment amortization	4,095	3,754	1,825	—	—	—
Other, net	804	(154)	(1,114)	331	319	(560)
Total income tax expense	$36,912	$28,700	$24,507	$38,257	$30,548	$28,417
Effective tax rate	13.1%	10.8%	9.5%	13.6%	11.6%	11.2%

The items comprising income tax expense are as follows:

	IDACORP			Idaho Power
	2021	2020	2019	2021	2020	2019
	(thousands of dollars)
Income taxes current:
Federal	$15,210	$7,800	$8,830	$40,525	$30,464	$25,338
State	6,630	3,215	4,865	12,932	6,409	(4,392)
Total	21,840	11,015	13,695	53,457	36,873	20,946
Income taxes deferred:
Federal	(1,787)	11,543	9,486	(21,737)	(4,905)	(4,599)
State	1,154	(1,414)	1,159	(5,295)	(4,241)	10,054
Total	(633)	10,129	10,645	(27,032)	(9,146)	5,455
Investment tax credits:
Deferred	14,698	5,727	8,268	14,698	5,727	8,268
Restored	(2,866)	(2,906)	(6,252)	(2,866)	(2,906)	(6,252)
Total	11,832	2,821	2,016	11,832	2,821	2,016
Real estate-related investments at IFS	3,873	4,735	(1,849)	—	—	—
Total income tax expense	$36,912	$28,700	$24,507	$38,257	$30,548	$28,417

The components of the net deferred tax liability are as follows:

	IDACORP		Idaho Power
	2021	2020	2021	2020
	(thousands of dollars)
Deferred tax assets:
Regulatory liabilities	$96,880	$95,883	$96,880	$95,883
Deferred compensation	23,333	22,576	23,333	22,576
Deferred revenue	48,318	43,525	48,318	43,525
Tax credits	41,896	61,707	35,781	30,215
Partnership investments	12,265	10,189	11,949	7,211
Retirement benefits	110,997	142,864	110,997	142,864
Other	17,066	15,005	16,893	14,792
Total	350,755	391,749	344,151	357,066
Deferred tax liabilities:
Property, plant and equipment	272,530	282,983	272,530	282,983
Regulatory assets	721,276	687,628	721,276	687,628
Partnership investments	2,824	3,257	—	—
Retirement benefits	138,154	164,399	138,154	164,399
Other	58,346	53,733	57,062	51,202
Total	1,193,130	1,192,000	1,189,022	1,186,212
Net deferred tax liabilities	$842,375	$800,251	$844,871	$829,146

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

Tax Credit Carryforwards

As of December 31, 2021, IDACORP had $41.9 million of Idaho investment tax credit carryforwards, which expire from 2026 to 2035.

Uncertain Tax Positions

IDACORP and Idaho Power believe that they have no material income tax uncertainties for 2021 and prior tax years. Both companies recognize interest accrued related to unrecognized tax benefits as interest expense and penalties as other expense.

IDACORP and Idaho Power are subject to examination by their major tax jurisdictions - United States federal and the State of Idaho. The open tax years for examination are 2020-2021 for federal and 2016-2021 for Idaho. The Idaho State Tax Commission began its examination of the 2016-2018 tax years in March of 2020. In May 2009, IDACORP formally entered the U.S. Internal Revenue Service (IRS) Compliance Assurance Process (CAP) program for its 2009 tax year and has remained in the CAP program for all subsequent years. The CAP program provides for IRS examination and issue resolution throughout the current year with the objective of return filings containing no contested items. The IRS moved IDACORP from the maintenance phase of CAP to the bridge phase for both the 2020 and 2021 tax years.

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

The following table presents a summary of Idaho Power’s regulatory assets and liabilities (in thousands of dollars):

		As of December 31, 2021
	Remaining Amortization Period	Earning a Return(1)	Not Earning a Return	Total as of December 31,
Description				2021	2020
Regulatory Assets:
Income taxes(2)		$—	$721,276	$721,276	$687,628
Unfunded postretirement benefits(3)		—	315,011	315,011	444,470
Pension expense deferrals(4)		197,623	36,814	234,437	200,686
Energy efficiency program costs(5)		7,622	—	7,622	13,225
Power supply costs(6)	2022-2023	42,940	(9,411)	33,529	—
Fixed cost adjustment(6)	2022-2023	35,058	19,886	54,944	55,491
North Valmy plant settlements(6)	2022-2028	97,852	—	97,852	103,085
Asset retirement obligations(7)		—	22,585	22,585	19,035
Wildfire Mitigation Plan deferral(6)		—	6,075	6,075	—
Long-term service agreement	2022-2043	14,046	9,227	23,273	24,431
Other	2022-2055	2,846	14,204	17,050	10,844
Total		$397,987	$1,135,667	$1,533,654	$1,558,895
Regulatory Liabilities:
Income taxes(8)		$—	$96,880	$96,880	$95,883
Depreciation-related excess deferred income taxes(9)		170,039	—	170,039	178,997
Removal costs(7)		—	184,670	184,670	182,334
Investment tax credits		—	109,460	109,460	97,627
Deferred revenue-AFUDC(10)		141,450	46,267	187,717	169,095
Power supply costs(6)		—	—	—	15,009
Settlement agreement sharing mechanism(6)	2022-2023	569	—	569	—
Mark-to-market liabilities		—	8,581	8,581	1,995
Tax reform accrual for future amortization(11)		—	24,522	24,522	16,893
Other		4,697	5,799	10,496	11,001
Total		$316,755	$476,179	$792,934	$768,834

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
(5)    The energy efficiency asset includes both the Idaho and Oregon jurisdiction balances at December 31, 2021 and 2020.
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
(9) In 2017, income tax reform reduced deferred income tax assets and liabilities. For depreciation-related temporary differences under the normalized tax accounting method, the resulting excess deferred taxes will flow back to customers ratably over the remaining regulatory lives of Idaho Power's plant assets under the alternative method provided in the statute. The average rate assumption method was used to compute this reversal for fiscal years 2018-2020.
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

Power Cost Adjustment Mechanisms and Deferred Power Supply Costs

In both its Idaho and Oregon jurisdictions, Idaho Power's power cost adjustment mechanisms address the volatility of power supply costs and provide for annual adjustments to the rates charged to its retail customers. The power cost adjustment mechanisms compare Idaho Power's actual net power supply costs (primarily fuel and purchased power less wholesale energy sales) against net power supply costs being recovered in Idaho Power's retail rates. Under the power cost adjustment mechanisms, certain differences between actual net power supply costs incurred by Idaho Power and costs being recovered in retail rates are recorded as a deferred charge or credit on the balance sheets for future recovery or refund. The power supply costs deferred primarily result from changes in the levels of Idaho Power's own hydroelectric generation, changes in contracted power purchase prices and volumes, changes in wholesale market prices and transaction volumes, and changes in fuel prices.

Idaho Jurisdiction Power Cost Adjustment Mechanism: In the Idaho jurisdiction, the annual power cost adjustment (PCA) consists of (a) a forecast component, based on a forecast of net power supply costs in the coming year as compared with net power supply costs included in base rates; and (b) a true-up component, based on the difference between the previous year’s actual net power supply costs and the previous year’s forecast. The latter component also includes a balancing mechanism so that, over time, the actual collection or refund of authorized true-up dollars matches the amounts authorized. The PCA mechanism also includes:

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

The Idaho deferral period or Idaho-jurisdiction PCA year runs from April 1 through March 31. Amounts deferred during the PCA year are primarily recovered or refunded during the subsequent June 1 through May 31 period. In May 2021, the IPUC ordered Idaho Power to initiate a case to review the PCA mechanism and propose any modifications it determines are appropriate so the case may be processed before the filing of the 2022 PCA application in April 2022. In January 2022, the IPUC approved Idaho Power's proposed modifications to the PCA, which simplify the mechanism without impairing the intent or effectiveness of the PCA and have no material impact on overall cost recovery.

The table below summarizes the three most recent Idaho-jurisdiction PCA rate adjustments, which also include non-PCA-related rate adjustments as ordered by the IPUC:

Effective Date	$ Change (millions)	Notes
June 1, 2021	$39.1	The net increase in PCA revenues reflects a forecasted reduction in low-cost hydroelectric generation as well as higher costs associated with forecasted PURPA power purchases. The net increase in PCA revenues also reflects a smaller credit to customers thru the true-up component.
June 1, 2020	$58.7
The $58.7 million increase in PCA rates reflects a return to a more normal level of power supply costs as wholesale market energy prices came down from unusually high levels in the previous year's PCA and a forecasted reduction in low-cost hydropower generation.

June 1, 2019	$(50.1)
The $$50.1 million decrease in PCA rates includes a $5.0 million credit to customers for sharing of 2018 earnings under the October 2014 Idaho Earnings Support and Sharing Settlement Stipulation and a $2.7 million credit for income tax reform benefits related to Idaho Power's open access transmission tariff (OATT) rate under a May 2018 Idaho tax reform settlement stipulation as described below in this Note 3 - Regulatory Matters.

Oregon Jurisdiction Power Cost Adjustment Mechanism: Idaho Power’s power cost recovery mechanism in Oregon has two components: an annual power cost update (APCU) and a power cost adjustment mechanism (PCAM). The APCU allows Idaho Power to reestablish its Oregon base net power supply costs annually, separate from a general rate case, and to forecast net power supply costs for the upcoming water year. The PCAM is a true-up filed annually in February. The filing calculates the deviation between actual net power supply expenses incurred for the preceding calendar year and the net power supply expenses recovered through the APCU for the same period. Oregon jurisdiction power supply cost changes under the APCU and PCAM during each of 2021, 2020, and 2019 did not have a material impact on the companies' financial statements.

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

In May 2018, the IPUC issued an order approving a settlement stipulation (May 2018 Idaho Tax Reform Settlement Stipulation) related to income tax reform. Beginning June 1, 2018, the settlement stipulation provided an annual (a) $18.7 million reduction to Idaho customer base rates and (b) $7.4 million amortization of existing regulatory deferrals for specified items or future amortization of other existing or future unspecified regulatory deferrals that would otherwise be a future regulatory asset recoverable from Idaho customers. The May 2018 Idaho Tax Reform Settlement Stipulation also provided for the indefinite extension, with modifications noted in the table below, of the October 2014 Idaho Earnings Support and Sharing Settlement Stipulation beyond its termination date of December 31, 2019.

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

In 2021, Idaho Power recorded a $0.6 million provision against current revenue for sharing with customers, as its full-year return on year-end equity in the Idaho jurisdiction (Idaho ROE) exceeded 10.0 percent. In 2020, Idaho Power recorded no provision against current revenue for sharing with customers, as its Idaho ROE was between 9.4 percent and 10.0 percent in 2020. Accordingly, at December 31, 2021, the full $45 million of additional ADITC remained available for future use under the terms of the May 2018 Idaho Tax Reform Settlement Stipulation.

Valmy Base Rate Adjustment Settlement Stipulations: In May 2017, the IPUC approved a settlement stipulation allowing accelerated depreciation and cost recovery for Idaho Power’s jointly-owned North Valmy coal-fired power plant. The settlement stipulation provides for an increase in Idaho jurisdictional revenues of $13.3 million per year, and (1) levelized collections and associated cost recovery through December 2028, (2) accelerated depreciation on unit 1 through 2019 and unit 2 through 2025, and (3) Idaho Power to use prudent and commercially reasonable efforts to end its participation in the operation of unit 1 by the end of 2019 and unit 2 no later than the end of 2025. The costs intended to be recovered by the increased jurisdictional revenues include current investments as of May 31, 2017, in both units, forecasted unit 1 investments from 2017 through 2019, and forecasted decommissioning costs for unit 1 and unit 2, offset by forecasted operation and maintenance costs savings. The settlement stipulation also provides for the regulatory accrual or deferral of the difference between actual revenue requirements and levelized collections, and provides for the regulatory accrual or deferral of the difference between actual costs incurred (including accelerated depreciation expense on unit 1 through 2019 and unit 2 through 2025) compared with costs permitted to be recovered during the cost recovery period specified in the settlement stipulation (including depreciation expense through 2028). If actual costs incurred differ from forecasted amounts included in the settlement stipulation, collection or refund of any differences would be subject to regulatory approval. In February 2019, Idaho Power reached an agreement with NV Energy that facilitates the planned end of Idaho Power's participation in coal-fired operations at units 1 and 2 of its jointly-owned North Valmy coal-fired power plant in 2019 and no later than 2025, respectively. In May 2019, the IPUC issued an order approving the North Valmy plant agreement and allowing Idaho Power to recover through customer rates the $1.2 million incremental annual levelized revenue requirement associated with required North Valmy plant investments and other exit costs, effective June 1, 2019, through December 31, 2028. In December 2019, as planned, Idaho Power ended its participation in coal-fired operations of North Valmy plant unit 1. In September 2021, the IPUC issued an order acknowledging Idaho Power's year-end 2025 exit date from Valmy unit 2 is appropriate based on economics and reliability needs.

Other Notable Idaho Regulatory Matters

Fixed Cost Adjustment: The Idaho jurisdiction fixed cost adjustment (FCA) mechanism, applicable to Idaho residential and small commercial customers, is designed to remove a portion of Idaho Power’s financial disincentive to invest in energy efficiency programs by separating (or decoupling) the recovery of fixed costs from the variable kilowatt-hour (kWh) charge and linking it instead to a set amount per customer. Under Idaho Power's current rate design, recovery of a portion of fixed costs is included in the variable kWh charge, which may result in over-collection or under-collection of fixed costs. To return over-collection to customers or to collect under-collection from customers, the FCA mechanism allows Idaho Power to accrue, or defer, the difference between the authorized fixed-cost recovery amount per customer and the actual fixed costs per customer recovered by Idaho Power during the year. The IPUC has discretion to cap the annual increase in the FCA recovery at 3 percent of base revenue, with any excess deferred for collection in a subsequent year. In May 2021, the IPUC ordered Idaho Power to work with interested parties and initiate a case to review the FCA mechanism and propose modifications it determines are appropriate. In December 2021, the IPUC approved Idaho Power's proposed modifications to the FCA mechanism to institute separate, and reduced, fixed cost tracking for customers added to Idaho Power's system after December 31, 2021.

The following table summarizes FCA amounts approved for collection in the prior three FCA years:

FCA Year	Period Rates in Effect	Annual Amount (in millions)
2020	June 1, 2021-May 31, 2022	$38.3
2019	June 1, 2020-May 31, 2021	$35.5
2018	June 1, 2019-May 31, 2020	$34.8

Wildfire Mitigation Cost Recovery: In June 2021, the IPUC authorized Idaho Power to defer for future amortization incremental operations and maintenance (O&M) and depreciation expense for certain capital investments necessary to implement Idaho Power's Wildfire Mitigation Plan (WMP). The IPUC also authorized Idaho Power to record these deferred expenses as a regulatory asset until Idaho Power can request amortization of the deferred costs in a future IPUC proceeding, at which time the IPUC will have the opportunity to review actual costs and determine the amount of prudently incurred costs that Idaho Power can recover through retail rates. In the filing, Idaho Power projected spending approximately $47 million in incremental wildfire mitigation-related O&M and roughly $35 million in wildfire mitigation system-hardening capital incremental expenditures over a five-year period. The IPUC authorized a deferral period of five years, or until rates go into effect from Idaho Power's next general rate case, whichever is first. As of December 31, 2021, Idaho Power's deferral related to the WMP was $6.1 million.

Jim Bridger Power Plant Rate Request: In June 2021, Idaho Power filed an application with the IPUC requesting authorization to (a) accelerate depreciation for the Jim Bridger plant, to allow the plant to be fully depreciated and recovered by December 31, 2030, (b) establish a balancing account to track the incremental costs and benefits associated with ceasing participation in coal-fired operations at the Jim Bridger plant, and (c) adjust customer rates to recover the associated incremental annual levelized revenue requirement.

In September 2021, the co-owner and operator of the Jim Bridger Plant submitted its IRP to the IPUC that contemplates ceasing coal-fired generation in units 1 and 2 in 2023 and converting those units to natural gas generation by 2024. Idaho Power's 2021 IRP includes the same plan. At a public meeting in October 2021, the IPUC approved a joint motion by Idaho Power and the IPUC Staff to suspend the procedural schedule in Idaho Power's rate request case to assess new developments that impact operations at the Jim Bridger plant, citing the potential option to convert the two units to natural gas generation as well as ongoing regional haze compliance discussions. In February 2022, Idaho Power filed a request to resume the procedural schedule with an amended application to the IPUC that contemplates the conversion of units 1 and 2 to natural gas in 2024 and therefore removes from the application all investments for the portion of the plant that will be converted to support gas-fired operations, leaving just coal-related plant investments in the requested regulatory treatment. The updated filing requests authorization to adjust customer rates to recover the associated incremental annual levelized revenue requirement in the aggregate amount of $27.1 million, which included Idaho Power's share of all electric plant in service related to coal-fired operations at the Jim Bridger plant. The proposed adjustment in this application would result in an overall rate increase of 2.12 percent in Idaho. As of the date of this report, the case remains pending at the IPUC.

Notable Oregon Regulatory Matters

Oregon Base Rate Changes: Oregon base rates were most recently established in a general rate case in 2012. In February 2012, the Public Utility Commission of Oregon (OPUC) issued an order approving a settlement stipulation that provided for a $1.8 million base rate increase, a return on equity of 9.9 percent, and an overall rate of return of 7.757 percent in the Oregon jurisdiction. New rates in conformity with the settlement stipulation were effective March 1, 2012. Subsequently, in September 2012, the OPUC issued an order approving an approximately $3.0 million increase in annual Oregon jurisdiction base rates, effective October 1, 2012, for inclusion of the Langley Gulch power plant in Idaho Power's Oregon rate base. Additionally, in October 2020, the OPUC approved an increase in Oregon customer rates of $0.4 million annually associated with amortization of deferred Langley Gulch power plant revenue requirement variances, effective November 1, 2020, through October 31, 2024.

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

In June 2017, the OPUC approved a settlement stipulation allowing for (1) accelerated depreciation of North Valmy plant units 1 and 2 through December 31, 2025, (2) cost recovery of incremental North Valmy plant investments through May 31, 2017, and (3) forecasted North Valmy plant decommissioning costs. The settlement stipulation provides for an increase in the Oregon jurisdictional revenue requirement of $1.1 million, with yearly adjustments, if warranted. In May 2018, the OPUC also deemed prudent Idaho Power's decision to pursue the end of its participation in coal-fired operations of unit 1 by the end of 2019 and approved Idaho Power's request to recover annual incremental accelerated depreciation relating to unit 1, ending December 31, 2019, resulting in a $2.5 million annualized revenue requirement. In October 2019, the OPUC approved the North Valmy plant agreement and authorized Idaho Power to adjust customer rates in Oregon, effective January 1, 2020, to reflect a decrease in the annual levelized revenue requirement of $3.2 million, which mostly relates to the decrease in depreciation expense and other costs associated with the December 2019 end of Idaho Power's participation in coal-fired operations of North Valmy plant unit 1.

Other Notable Regulatory Matters

Depreciation Rate Requests: In 2021, Idaho Power conducted a depreciation study of electric plant-in-service, which it performs approximately every five years. The study provided updates to net salvage percentages and service life estimates for Idaho Power plant assets. In November 2021, in each of the Idaho and Oregon jurisdictions, Idaho Power and other stakeholders filed a joint motion for approval of a settlement stipulation adopting new depreciation rates and agreeing to no increase in the jurisdictional revenue requirement and no change in customer rates. In December 2021 and January 2022, respectively, the IPUC and OPUC approved Idaho Power's requests, which were effective January 1, 2022.

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

Applicable Period	OATT Rate (per kW-year)
October 1, 2021 to September 30, 2022	$31.19
October 1, 2020 to September 30, 2021	$29.95
October 1, 2019 to September 30, 2020	$27.32
October 1, 2018 to September 30, 2019	$31.25

Idaho Power's current OATT rate is based on a net annual transmission revenue requirement of $127.3 million, which represents the OATT formulaic determination of Idaho Power's net cost of providing OATT-based transmission service.

4. REVENUES

The following table provides a summary of electric utility operating revenues for IDACORP and Idaho Power (in thousands):

	Year Ended December 31,
	2021	2020	2019
Electric utility operating revenues:
Revenue from contracts with customers	$1,382,653	$1,286,637	$1,285,286
Alternative revenue programs and derivative revenues	72,757	60,703	57,654
Total electric utility operating revenues	$1,455,410	$1,347,340	$1,342,940

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

	Year Ended December 31,
	2021	2020	2019
Revenues from contracts with customers:
Retail revenues:
Residential (includes $34,835, $34,409, and $35,587, respectively, related to the FCA(1))	$583,061	$547,404	$526,966
Commercial (includes $1,407, $1,543, and $1,336, respectively, related to the FCA(1))	314,745	293,057	295,203
Industrial	195,214	181,258	181,372
Irrigation	168,664	154,791	135,850
Provision for sharing	(569)	—	—
Deferred revenue related to HCC relicensing AFUDC(2)	(8,780)	(8,780)	(8,780)
Total retail revenues	1,252,335	1,167,730	1,130,611
Less: FCA mechanism revenues(1)	(36,242)	(35,952)	(36,923)
Wholesale energy sales	40,839	33,656	71,198
Transmission wheeling-related revenues	67,997	51,592	53,828
Energy efficiency program revenues	29,920	42,478	40,128
Other revenues from contracts with customers	27,804	27,133	26,444
Total revenues from contracts with customers	$1,382,653	$1,286,637	$1,285,286

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

Commercial Customers: Most businesses are included in Idaho Power's commercial customer class, as are small industrial companies, and public street and highway lighting accounts. Idaho Power’s commercial customers are less influenced by weather conditions than residential customers, although weather does still affect commercial customer energy use. Economic conditions, including manufacturing activity levels, and energy efficiency initiatives also affect energy use of commercial customers. In 2021, a return to more normal economic conditions for commercial customers compared with 2020 increased sales volumes on a per customer basis, as 2020 was affected by negative COVID-19-related business conditions.

Industrial Customers: Industrial customers consist of large industrial companies, including special contract customers. Energy use of industrial customers is primarily driven by economic conditions, with weather having little impact on this customer class. In 2021, a return to more normal economic conditions for industrial customers compared with 2020 increased sales volumes on a per customer basis, as 2020 was affected by negative COVID-19-related business conditions.

Irrigation Customers: Irrigation customers use electricity to operate irrigation pumps, primarily during the agricultural growing season. The amount and timing of precipitation as well as temperature levels affect the timing and amounts of sales to irrigation customers, with increased precipitation generally resulting in decreased sales.

Provision for Sharing: Idaho Power has regulatory settlement stipulations in Idaho that provide for the potential sharing between Idaho Power and its Idaho customers of Idaho-jurisdictional earnings in excess of 10.0 percent of Idaho ROE. Based on full-year 2021 Idaho ROE, Idaho Power recorded $0.6 million provision against current revenues for sharing of earnings with customers for 2021. During 2020 and 2019, no provision against current revenues for sharing of earnings with customers was recorded. The regulatory settlement stipulations are described further in Note 3 - "Regulatory Matters."

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

Energy Efficiency Program Revenues: Idaho Power collects most of its energy efficiency program costs through an energy efficiency rider on customer bills. The rider collections are deferred until expenditures are incurred. Energy efficiency program expenditures funded through the rider are reported as an operating expense with an equal amount recognized in revenues, resulting in no net impact on earnings. Fewer energy efficiency projects were completed in 2021 due mostly to impacts of the COVID-19 public health crisis which decreased energy efficiency program revenues compared with prior years. The cumulative variance between expenditures and amounts collected through the rider is recorded as a regulatory asset or liability. A liability balance indicates that Idaho Power has collected more than it has spent, and an asset balance indicates that Idaho Power has spent more than it has collected. At December 31, 2021, Idaho Power's energy efficiency rider balances were a $6.9 million regulatory asset in the Idaho jurisdiction and a $0.7 million regulatory asset in the Oregon jurisdiction. In December 2020, the IPUC authorized Idaho Power to increase the Idaho energy efficiency rider collection percentage from 2.75 percent to 3.1 percent, effective January 1, 2021.

Alternative Revenue Programs and Other Revenues

While revenues from contracts with customers make up most of Idaho Power’s revenues, the IPUC has authorized the use of an additional regulatory mechanism, the Idaho FCA mechanism, which may increase or decrease tariff-based customer rates. The Idaho FCA mechanism is described in Note 3 - "Regulatory Matters." The FCA mechanism revenues include only the initial recognition of FCA revenues when they meet the regulator-specified conditions for recognition. Revenue from contracts with customers excludes the portion of the tariff price representing FCA revenues that Idaho Power initially recorded in prior periods when revenues met regulator-specified conditions. When Idaho Power includes those amounts in the price of utility service and billed to customers, Idaho Power records such amounts as recovery of the associated regulatory asset or liability and not as revenues.

Derivative revenues include gains from settled electricity swaps and sales of electricity under forward sales contracts that are bundled with renewable energy credits. Related to these forward sales, Idaho Power simultaneously enters into forward purchases of electricity for the same quantity at the same location, which are recorded in purchased power on the consolidated statements of income. For more information on settled electricity swaps, see Note 16 - "Derivative Financial Instruments."

The table below presents the FCA mechanism revenues and derivative revenues (in thousands):

	Year Ended December 31,
	2021	2020	2019
Alternative revenue programs and derivative revenues:
FCA mechanism revenues	$36,242	$35,952	$36,923
Derivative revenues	36,515	24,751	20,731
Total alternative revenue programs and derivative revenues	$72,757	$60,703	$57,654

IDACORP's Other Operating Revenues

Other operating revenues on IDACORP's consolidated statements of income are primarily comprised of revenues from IDACORP’s subsidiary, Ida-West. Ida-West operates small hydropower generation projects that satisfy the requirements of PURPA.

5. LONG-TERM DEBT

The following table summarizes IDACORP's and Idaho Power's long-term debt at December 31 (in thousands of dollars):

	2021	2020
First mortgage bonds:
2.50% Series due 2023	$75,000	$75,000
1.90% Series due 2030	80,000	80,000
6.00% Series due 2032	100,000	100,000
5.50% Series due 2033	70,000	70,000
5.50% Series due 2034	50,000	50,000
5.875% Series due 2034	55,000	55,000
5.30% Series due 2035	60,000	60,000
6.30% Series due 2037	140,000	140,000
6.25% Series due 2037	100,000	100,000
4.85% Series due 2040	100,000	100,000
4.30% Series due 2042	75,000	75,000
4.00% Series due 2043	75,000	75,000
3.65% Series due 2045	250,000	250,000
4.05% Series due 2046	120,000	120,000
4.20% Series due 2048	450,000	450,000
Total first mortgage bonds	1,800,000	1,800,000
Pollution control revenue bonds:
1.45% Series due 2024(1)	49,800	49,800
1.70% Series due 2026(1)	116,300	116,300
Variable Rate Series 2000 due 2027	4,360	4,360
Total pollution control revenue bonds	170,460	170,460
American Falls bond guarantee	19,885	19,885
Unamortized premium/discount and issuance costs	10,295	10,069
Total IDACORP and Idaho Power outstanding debt(2)	2,000,640	2,000,414
Current maturities of long-term debt	—	—
Total long-term debt	$2,000,640	$2,000,414

(1) Humboldt County and Sweetwater County Pollution Control Revenue Bonds are secured by the first mortgage bonds, bringing the total first mortgage bonds outstanding at December 31, 2021, to $1.966 billion.
(2) At both December 31, 2021 and 2020, the overall effective cost rate of Idaho Power's outstanding debt was 4.40 percent.

At December 31, 2021, the maturities for the aggregate amount of IDACORP and Idaho Power long-term debt outstanding were as follows (in thousands of dollars):

2022	2023	2024	2025	2026	Thereafter
$—	$75,000	$49,800	$19,885	$116,300	$1,729,360

Long-Term Debt Issuances, Maturities, and Redemptions

In April 2020, Idaho Power issued $230.0 million in principal amount of 4.20% first mortgage bonds, secured medium term notes, Series K, maturing March 1, 2048. The bonds were issued at a reoffer yield of 3.422 percent, which resulted in a net premium of 13.0 percent and net proceeds to Idaho Power of $259.9 million. After this offering the aggregate principal amount of the 4.20% first mortgage bonds is $450 million.

In June 2020, Idaho Power issued $80.0 million in principal amount of 1.90% first mortgage bonds, secured medium term notes, Series L, maturing July 15, 2030. In July 2020, Idaho Power redeemed, prior to maturity, $75 million in principal amount of 2.95 percent first mortgage bonds, medium-term notes, Series H due in April 2022. In accordance with the redemption provisions of the notes, the redemption included Idaho Power's payment of a make-whole premium to the holders of the redeemed notes in the aggregate amount of $3.3 million.

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

The mortgage of the Indenture secures all bonds issued under the Indenture equally and ratably, without preference, priority, or distinction. First mortgage bonds issued in the future will also be secured by the mortgage of the Indenture. The lien constitutes a first mortgage on all the properties of Idaho Power, subject only to certain limited exceptions including liens for taxes and assessments that are not delinquent and minor excepted encumbrances. Certain of the properties of Idaho Power are subject to easements, leases, contracts, covenants, workmen's compensation awards, and similar encumbrances and minor defects common to properties. The mortgage of the Indenture does not create a lien on revenues or profits, or notes or accounts receivable, contracts or choses in action, except as permitted by law during a completed default, securities, or cash, except when pledged, or merchandise or equipment manufactured or acquired for resale. The mortgage of the Indenture creates a lien on the interest of Idaho Power in property subsequently acquired, other than excepted property, subject to limitations in the case of consolidation, merger, or sale of all or substantially all of the assets of Idaho Power. The Indenture requires Idaho Power to spend or appropriate 15 percent of its annual gross operating revenues for maintenance, retirement, or amortization of its properties. Idaho Power may, however, anticipate or make up these expenditures or appropriations within the 5 years that immediately follow or precede a particular year.

The Forty-eighth Supplemental Indenture increased the maximum amount of first mortgage bonds issuable by Idaho Power under the Indenture from $2.0 billion to $2.5 billion. Idaho Power may amend the Indenture and increase this amount without consent of the holders of the first mortgage bonds. The amount issuable is also restricted by property, earnings, and other provisions of the Indenture and supplemental indentures to the Indenture. The Indenture requires that Idaho Power's net earnings be at least twice the annual interest requirements on all outstanding debt of equal or prior rank, including the bonds that Idaho Power may propose to issue. Under certain circumstances, the net earnings test does not apply, including the issuance of refunding bonds to retire outstanding bonds that mature in less than 2 years or that are of an equal or higher interest rate, or prior lien bonds.

As of December 31, 2021, Idaho Power could issue under its Indenture approximately $2.1 billion of additional first mortgage bonds based on retired first mortgage bonds and total unfunded property additions. These amounts are further limited by the maximum amount of first mortgage bonds set forth in the Forty-ninth Supplemental Indenture. As a result, the maximum amount of first mortgage bonds Idaho Power could issue as of December 31, 2021, was limited to approximately $534 million under the Indenture.

6. NOTES PAYABLE

Credit Facilities

The IDACORP credit facility, which may be used for general corporate purposes and commercial paper backup, consists of a revolving line of credit not to exceed the aggregate principal amount at any one time outstanding of $100 million, including swingline loans in an aggregate principal amount at any time outstanding not to exceed $10 million, and letters of credit in an aggregate principal amount at any time outstanding not to exceed $50 million. The Idaho Power credit facility, which may be used for general corporate purpose and commercial paper backup, consists of a revolving line of credit, through the issuance of loans and standby letters of credit, not to exceed the aggregate principal amount at any one time outstanding of $300 million, including swingline loans in an aggregate principal amount at any time outstanding not to exceed $30 million, and letters of credit in an aggregate principal amount at any time outstanding not to exceed $50 million. IDACORP and Idaho Power have the right to request an increase in the aggregate principal amount of the facilities to $150 million and $450 million, respectively, in each case subject to certain conditions.

The IDACORP and Idaho Power credit facilities have similar terms and conditions. The interest rates for any borrowings under the facilities are based on either (1) a floating rate that is equal to the highest of the prime rate, federal funds rate plus 0.5 percent, or London interbank offered rate (LIBOR) Market Index rate plus 1.0 percent, or (2) the LIBOR Market Index rate, plus, in each case, an applicable margin, provided that the federal funds rate and LIBOR rate will not be less than zero. The Secured Overnight Financing Rate (SOFR) plus a defined benchmark adjustment would replace the LIBOR Market Index rate during any period in which the LIBOR rate is unavailable or unascertainable. If during any period both the LIBOR and SOFR rates are unavailable or unascertainable, an alternate benchmark rate selected by the administrative agent and the borrower would apply. The applicable margin is based on IDACORP's or Idaho Power's, as applicable, senior unsecured long-term indebtedness credit rating by rating agencies, as set forth on a schedule to the credit facility agreements. Under their respective credit facilities, the companies pay a facility fee on the commitment based on the respective company's credit rating for senior unsecured long-term debt securities. In December 2021, IDACORP and Idaho Power amended their outstanding credit agreements to extend the termination dates of each facility to December 6, 2025, and provided additional information on potential alternatives, successors or replacement rates for LIBOR in the event it is no longer available as of the date of borrowing, among other things. While the credit facilities provide for an original maturity date of December 6, 2025, the credit agreements grant IDACORP and Idaho Power the right to request up to two one-year extensions, subject to certain conditions.

At December 31, 2021, no loans were outstanding under either IDACORP's or Idaho Power's facilities. At December 31, 2021, Idaho Power had regulatory authority to incur up to $450 million in principal amount of short-term indebtedness at any one time outstanding through December of 2026. IDACORP’s and Idaho Power's short-term borrowings were zero at both December 31, 2021 and 2020.

7. COMMON STOCK

IDACORP Common Stock

The following table summarizes IDACORP common stock transactions during the last three years and shares reserved at December 31, 2021:

	Shares issued			Shares reserved
	2021	2020	2019	December 31, 2021
Balance at beginning of year	50,461,885	50,420,017	50,420,017
Continuous equity program (inactive)	—	—	—	3,000,000
Dividend reinvestment and stock purchase plan	—	—	—	2,840,117
Employee savings plan	—	—	—	3,567,954
Long-term incentive and compensation plan(1)	54,594	41,868	—	1,260,267
Balance at end of year	50,516,479	50,461,885	50,420,017

(1) During 2021, 2020, and 2019, IDACORP granted 76,147, 75,030, and 70,419 restricted stock unit awards, respectively, to employees and 14,025, 10,296, and 9,594 shares of common stock, respectively, to directors. During 2021 and 2020, IDACORP issued 54,594 and 41,868 shares of common stock, respectively, using original issuances of shares pursuant to the IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan, including 12,784 and 8,938 shares of common stock, respectively, issued to members of the board of directors. During 2019, IDACORP made no original issuances of shares of common stock.

Restrictions on Dividends

Idaho Power’s ability to pay dividends on its common stock held by IDACORP and IDACORP’s ability to pay dividends on its common stock are limited to the extent payment of such dividends would violate the covenants in their respective credit facilities or Idaho Power’s Revised Code of Conduct. A covenant under IDACORP’s credit facility and Idaho Power’s credit facility requires IDACORP and Idaho Power to maintain leverage ratios of consolidated indebtedness to consolidated total capitalization, as defined therein, of no more than 65 percent at the end of each fiscal quarter. At December 31, 2021, the leverage ratios for IDACORP and Idaho Power were 43 percent and 45 percent, respectively. Based on these restrictions, IDACORP’s and Idaho Power’s dividends were limited to $1.6 billion and $1.4 billion, respectively, at December 31, 2021. There are additional facility covenants, subject to exceptions, that prohibit or restrict the sale or disposition of property without consent and any agreements restricting dividend payments to IDACORP and Idaho Power from any material subsidiary. At December 31, 2021, IDACORP and Idaho Power were in compliance with those covenants.

Idaho Power’s Revised Policy and Code of Conduct relating to transactions between and among Idaho Power, IDACORP, and other affiliates, which was approved by the IPUC in April 2008, provides that Idaho Power will not pay any dividends to IDACORP that will reduce Idaho Power’s common equity capital below 35 percent of its total adjusted capital without IPUC approval. At December 31, 2021, Idaho Power's common equity capital was 55 percent of its total adjusted capital. Further, Idaho Power must obtain approval from the OPUC before it can directly or indirectly loan funds or issue notes or give credit on its books to IDACORP.

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

8. SHARE-BASED COMPENSATION

IDACORP has one share-based compensation plan — the 2000 Long-Term Incentive and Compensation Plan (LTICP). The LTICP (for officers, key employees, and directors) permits the grant of stock options, restricted stock and restricted stock units (together, Restricted Stock), performance shares and performance-based units (together, Performance-Based Shares), and several other types of share-based awards. At December 31, 2021, the maximum number of shares available under the LTICP was 443,663.

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

A summary of Restricted Stock and Performance-Based Shares award activity is presented below. Idaho Power share amounts represent the portion of IDACORP amounts related to Idaho Power employees:

	IDACORP		Idaho Power
	Number of Shares/Units	Weighted-Average Grant Date Fair Value	Number of Shares/Units	Weighted-Average Grant Date Fair Value
Nonvested shares/units at January 1, 2021	157,035	$100.89	156,013	$100.90
Shares/units granted	96,345	87.76	95,821	87.76
Shares/units forfeited	(2,210)	98.72	(2,210)	98.72
Shares/units vested	(75,914)	87.24	(75,415)	87.24
Nonvested shares/units at December 31, 2021	175,256	$99.61	174,209	$99.61

The total fair value of shares vested was $6.7 million in 2021, $10.5 million in 2020, and $9.4 million in 2019. At December 31, 2021, IDACORP had $7.5 million of total unrecognized compensation cost related to nonvested share-based compensation, nearly all of which was Idaho Power's share. These costs are expected to be recognized over a weighted-average period of 1.7 years. IDACORP uses original issue shares for these awards.

In 2021, a total of 14,025 shares were awarded to directors at an average grant date fair value of $86.24 per share. Directors elected to defer receipt of 2,550 of these shares, which are being held as deferred stock units with dividend equivalents reinvested in additional stock units.

Compensation Expense: The following table shows the compensation cost recognized in income and the tax benefits resulting from the LTICP, as well as the amounts allocated to Idaho Power for those costs associated with Idaho Power’s employees (in thousands of dollars):

	IDACORP			Idaho Power
	2021	2020	2019	2021	2020	2019
Compensation cost	$8,583	$7,416	$8,788	$8,497	$7,339	$8,639
Income tax benefit	2,209	1,909	2,262	2,187	1,889	2,224

No equity compensation costs have been capitalized. These costs are primarily reported within "Other operations and maintenance" expense on the consolidated statements of income.

9. EARNINGS PER SHARE

The following table presents the computation of IDACORP’s basic and diluted earnings per share for the years ended December 31, 2021, 2020, and 2019 (in thousands, except for per share amounts):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net income attributable to IDACORP, Inc.	$245,550	$237,417	$232,854
Denominator:
Weighted-average common shares outstanding - basic	50,599	50,538	50,502
Effect of dilutive securities	46	34	35
Weighted-average common shares outstanding - diluted	50,645	50,572	50,537
Basic earnings per share	$4.85	$4.70	$4.61
Diluted earnings per share	$4.85	$4.69	$4.61

10. COMMITMENTS

Purchase Obligations

At December 31, 2021, Idaho Power had the following long-term commitments relating to purchases of energy, capacity, transmission rights, and fuel (in thousands of dollars):

	2022	2023	2024	2025	2026	Thereafter
Cogeneration and power production	$298,867	$308,741	$311,968	$296,579	$293,508	$2,456,582
Fuel	62,287	19,328	8,663	8,362	8,354	58,355

As of December 31, 2021, Idaho Power had 1,137 megawatt (MW) nameplate capacity of PURPA-related projects on-line, with an additional 75 MW nameplate capacity of projects projected to be on-line by 2024. The power purchase contracts for these projects have original contract terms ranging from one to 35 years. Idaho Power's expenses associated with PURPA-related projects were approximately $200 million in 2021, $194 million in 2020, and $187 million in 2019. In February 2022, Idaho Power entered into a 20-year power purchase agreement with a planned 40 MW solar facility expected to be in service in 2023 which increased Idaho Power's contractual purchase obligations by approximately $78 million over the term of the contract.

Idaho Power also has the following long-term commitments (in thousands of dollars):

	2022	2023	2024	2025	2026	Thereafter
Joint-operating agreement payments(1)	$2,822	$2,822	$2,822	$2,822	$2,822	$14,110
Easements and other payments	1,925	1,965	2,006	2,049	2,092	11,136
Maintenance and service agreements(1)	97,847	13,522	10,134	6,319	6,592	46,764
FERC and other industry-related fees(1)	16,772	14,549	14,174	14,174	14,174	70,870

(1) Approximately $28 million, $18 million, and $143 million of the obligations included in joint-operating agreement payments, maintenance and service agreements, and FERC and other industry-related fees, respectively, have contracts that do not specify terms related to expiration. As these contracts are presumed to continue indefinitely, ten years of information, estimated based on current contract terms, has been included in the table for presentation purposes.

At IDACORP, long-term purchase commitments of $3 million are mostly comprised of other long-term liabilities at Ida-West, of which approximately $2 million relate to contracts that do not specify terms related to expiration. At December 31, 2021, IDACORP had a commitment to invest an additional $8.5 million into a private market investment fund, which is expected to occur over the next few years. IDACORP’s expense for operating leases was not material for the years ended 2021, 2020, and 2019.

Guarantees

Idaho Power guarantees its portion of reclamation activities and obligations at BCC, of which IERCo owns a one-third interest. This guarantee, which is renewed annually with the WDEQ, was $51.6 million at December 31, 2021, representing IERCo's one-third share of BCC's total reclamation obligation of $154.7 million. BCC has a reclamation trust fund set aside specifically for the purpose of paying these reclamation costs. At December 31, 2021, the value of the reclamation trust fund was $211.2 million. During 2021, the reclamation trust fund made $21.1 million of distributions for reclamation activity costs associated with the BCC surface mine. BCC periodically assesses the adequacy of the reclamation trust fund and its estimate of future reclamation costs. To ensure that the reclamation trust fund maintains adequate reserves, BCC has the ability to, and does, add a per-ton surcharge to coal sales, all of which are made to the Jim Bridger plant. Because of the existence of the fund and the ability to apply a per-ton surcharge, the estimated fair value of this guarantee is minimal.

IDACORP and Idaho Power enter into financial agreements and power purchase and sale agreements that include indemnification provisions relating to various forms of claims or liabilities that may arise from the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnification provisions cannot be reasonably estimated. IDACORP and Idaho Power periodically evaluate the likelihood of incurring costs under such indemnities based on their historical experience and the evaluation of the specific indemnities. As of December 31, 2021, management believes the likelihood is remote that IDACORP or Idaho Power would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnification obligations. Neither IDACORP nor Idaho Power has recorded any liability on their respective consolidated balance sheets with respect to these indemnification obligations.

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

IDACORP and Idaho Power are parties to legal claims and legal, tax, and regulatory actions and proceedings in the ordinary course of business and, as noted above, record an accrual for associated loss contingencies when they are probable and reasonably estimable. In connection with its utility operations, Idaho Power is subject to claims by individuals, entities, and governmental agencies for damages for alleged personal injury, property damage, and economic losses, relating to the company’s provision of electric service and the operation of its generation, transmission, and distribution facilities. Some of those claims relate to electrical contacts, service quality, property damage, and wildfires. In recent years, utilities in the western United States have been subject to significant liability for personal injury, loss of life, property damage, trespass, and economic losses, and in some cases, punitive damages and criminal charges, associated with wildfires that originated from utility property, most commonly transmission and distribution lines. Idaho Power has also regularly received claims by governmental agencies and private landowners for damages for fires allegedly originating from Idaho Power’s transmission and distribution system. As of the date of this report, the companies believe that resolution of existing claims will not have a material adverse effect on their respective consolidated financial statements.

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

The following table summarizes the changes in benefit obligations and plan assets of these plans (in thousands of dollars):

	Pension Plan		SMSP
	2021	2020	2021	2020

Change in projected benefit obligation:
Benefit obligation at January 1	$1,337,395	$1,134,752	$134,791	$122,443
Service cost	54,202	42,987	813	213
Interest cost	37,317	40,013	3,557	4,350
Actuarial (gain) loss	(35,833)	163,610	33	13,420
Plan amendment	—	—	—	130
Benefits paid	(46,551)	(43,967)	(6,182)	(5,765)
Projected benefit obligation at December 31	1,346,530	1,337,395	133,012	134,791
Change in plan assets:
Fair value at January 1	871,603	763,119	—	—
Actual return on plan assets	119,412	112,451	—	—
Employer contributions	40,000	40,000	—	—
Benefits paid	(46,551)	(43,967)	—	—
Fair value at December 31	984,464	871,603	—	—
Funded status at end of year	$(362,066)	$(465,792)	$(133,012)	$(134,791)

Amounts recognized in the balance sheet consist of:
Other current liabilities	$—	$—	$(6,226)	$(6,154)
Noncurrent liabilities	(362,066)	(465,792)	(126,786)	(128,637)
Net amount recognized	$(362,066)	$(465,792)	$(133,012)	$(134,791)

Amounts recognized in accumulated other comprehensive income consist of:
Net loss	$322,908	$437,859	$51,365	$55,537
Prior service cost	43	49	2,687	2,983
Subtotal	322,951	437,908	54,052	58,520
Less amount recorded as regulatory asset(1)	(322,951)	(437,908)	—	—
Net amount recognized in accumulated other comprehensive income	$—	$—	$54,052	$58,520
Accumulated benefit obligation	$1,120,036	$1,115,923	$121,591	$119,517
(1) Changes in the funded status of the pension plan that would be recorded in accumulated other comprehensive income for an unregulated entity are recorded as a regulatory asset for Idaho Power as Idaho Power believes it is probable that an amount equal to the regulatory asset will be collected through the setting of future rates.

The actuarial gains reflected in the benefit obligations for the pension and SMSP plans in 2021 are due primarily to increases in the assumed discount rates of both plans from December 31, 2020, to December 31, 2021. The actuarial losses affecting the benefit obligations for the pension and SMSP plans in 2020 are due primarily to decreases in the assumed discount rates from December 31, 2019, to December 31, 2020. For more information on discount rates, see “Plan Assumptions” below in this Note 12.

As a non-qualified plan, the SMSP has no plan assets. However, Idaho Power has a Rabbi trust designated to provide funding for SMSP obligations. The Rabbi trust holds investments in marketable securities and corporate-owned life insurance. The recorded value of these investments was approximately $117.1 million and $108.8 million at December 31, 2021 and 2020, respectively, and is reflected in Investments and in company-owned life insurance on the consolidated balance sheets.

The following table shows the components of net periodic pension cost for these plans (in thousands of dollars). For purposes of calculating the expected return on plan assets, the market-related value of assets is equal to the fair value of the assets.

	Pension Plan			SMSP
	2021	2020	2019	2021	2020	2019
Service cost	$54,202	$42,987	$34,061	$813	$213	$(181)
Interest cost	37,317	40,013	42,312	3,557	4,350	4,575
Expected return on assets	(64,090)	(56,239)	(48,623)	—	—	—
Amortization of net loss	23,796	17,325	13,564	4,205	3,734	2,533
Amortization of prior service cost	6	6	6	296	290	96
Net periodic pension cost	51,231	44,092	41,320	8,871	8,587	7,023
Regulatory deferral of net periodic pension cost(1)	(48,962)	(42,042)	(39,379)	—	—	—
Previously deferred pension cost recognized(1)	17,154	17,154	17,154	—	—	—
Net periodic pension cost recognized for financial reporting(1)(2)	$19,423	$19,204	$19,095	$8,871	$8,587	$7,023

(1) Net periodic pension costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, the Idaho portion of net periodic pension cost is recorded as a regulatory asset and is recognized in the income statement as those costs are recovered through rates.
(2)  Of total net periodic pension cost recognized for financial reporting $17.8 million, $15.9 million, and $15.1 million respectively, was recognized in "Other operations and maintenance" and $10.5 million, and $11.9 million, and $11.0 million respectively, was recognized in "Other (income) expense, net" on the consolidated statements of income of the companies for the twelve months ended December 31, 2021, 2020, and 2019.

The following table shows the components of other comprehensive (loss) income for the plans (in thousands of dollars):

	Pension Plan			SMSP
	2021	2020	2019	2021	2020	2019
Actuarial gain (loss) during the year	$91,156	$(107,399)	$(82,631)	$(33)	$(13,420)	$(17,888)
Plan amendment service cost	—	—	—	—	(130)	(2,839)
Reclassification adjustments for:
Amortization of net loss	23,796	17,325	13,564	4,205	3,734	2,533
Amortization of prior service cost	6	6	6	296	290	96
Adjustment for deferred tax effects	(29,590)	23,184	17,776	(1,150)	2,452	4,658
Adjustment due to the effects of regulation	(85,368)	66,884	51,285	—	—	—
Other comprehensive income (loss) recognized related to pension benefit plans	$—	$—	$—	$3,318	$(7,074)	$(13,440)

The following table summarizes the expected future benefit payments of these plans (in thousands of dollars):

	2022	2023	2024	2025	2026	2026-2030
Pension Plan	$45,239	$47,038	$48,890	$50,850	$52,855	$293,409
SMSP	6,226	6,439	6,619	6,638	6,738	34,700

Idaho Power’s funding policy for the pension plan is to contribute at least the minimum required under the Employee Retirement Income Security Act of 1974 (ERISA) but not more than the maximum amount deductible for income tax purposes. In 2021, 2020, and 2019, Idaho Power elected to contribute more than the minimum required amounts in order to bring the pension plan to a more funded position, to reduce future required contributions, and to reduce Pension Benefit Guaranty Corporation premiums. As of the date of this report, IDACORP and Idaho Power have no estimated minimum required contributions to the pension plan for 2022. Depending on market conditions and cash flow considerations in 2022, Idaho Power could contribute up to $40 million to the pension plan during 2022 in order to help balance the regulatory collection of these expenditures with the amount and timing of contributions and to mitigate the cost of being in an underfunded position.

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

The following table summarizes the changes in benefit obligation and plan assets (in thousands of dollars):

	2021	2020
Change in accumulated benefit obligation:
Benefit obligation at January 1	$80,952	$71,029
Service cost	1,063	1,029
Interest cost	2,059	2,493
Actuarial (gain) loss	(5,805)	9,359
Benefits paid(1)	(4,194)	(2,958)
Benefit obligation at December 31	74,075	80,952
Change in plan assets:
Fair value of plan assets at January 1	41,311	39,625
Actual return on plan assets	6,308	5,248
Employer contributions(1)	(1,961)	(604)
Benefits paid(1)	(4,194)	(2,958)
Fair value of plan assets at December 31	41,464	41,311
Funded status at end of year (included in noncurrent liabilities)	$(32,611)	$(39,641)

(1) Contributions and benefits paid are each net of $3.0 million and $3.4 million of plan participant contributions for 2021 and 2020, respectively.

Amounts recognized in accumulated other comprehensive income consist of the following (in thousands of dollars):

	2021	2020
Net (gain) loss	$(8,020)	$6,434
Prior service cost	80	127
Subtotal	(7,940)	6,561
Less amount recognized in regulatory assets	7,940	(6,561)
Net amount recognized in accumulated other comprehensive income	$—	$—

The net periodic postretirement benefit cost was as follows (in thousands of dollars):

	2021	2020	2019
Service cost	$1,063	$1,029	$853
Interest cost	2,059	2,493	2,989
Expected return on plan assets	(2,395)	(2,404)	(2,220)
Immediate recognition of loss from temporary deviation(1)	4,736	—	—
Amortization of prior service cost	47	47	48
Net periodic postretirement benefit cost	$5,510	$1,165	$1,670

(1) In 2021, a loss associated with a temporary deviation from the cost-sharing provisions of the substantive plan was recognized in "Other (income) expense, net" on the consolidated statements of income of the companies.

The following table shows the components of other comprehensive income for the plan (in thousands of dollars):

	2021	2020	2019
Actuarial gain (loss) during the year	$9,718	$(6,515)	$(249)
Reclassification adjustments for:
Immediate recognition of loss from temporary deviation(1)	4,736	—	—
Reclassification adjustments for amortization of prior service cost	47	47	48
Adjustment for deferred tax effects	(2,514)	1,665	52
Adjustment due to the effects of regulation	(11,987)	4,803	149
Other comprehensive income related to postretirement benefit plans	$—	$—	$—

(1) In 2021, a loss associated with a temporary deviation from the cost-sharing provisions of the substantive plan was recognized in "Other (income) expense, net" on the consolidated statements of income of the companies.

The following table summarizes the expected future benefit payments of the postretirement benefit plan (in thousands of dollars):

	2022	2023	2024	2025	2026	2026-2029
Expected benefit payments	$5,447	$5,241	$4,982	$4,790	$4,557	$19,841

Plan Assumptions

The following table sets forth the weighted-average assumptions used at the end of each year to determine benefit obligations for all Idaho Power-sponsored pension and postretirement benefits plans:

	Pension Plan		SMSP		Postretirement Benefits
	2021	2020	2021	2020	2021	2020
Discount rate	3.05%	2.80%	3.00%	2.70%	2.95%	2.70%
Rate of compensation increase(1)	4.49%	4.43%	4.75%	4.75%	—	—
Medical trend rate	—	—	—	—	6.3%	6.8%
Dental trend rate	—	—	—	—	3.5%	4.0%
Measurement date	12/31/2021	12/31/2020	12/31/2021	12/31/2020	12/31/2021	12/31/2020

(1) The 2021 rate of compensation increase assumption for the pension plan includes an inflation component of 2.40% plus a 2.09% composite merit increase component that is based on employees' years of service. Merit salary increases are assumed to be 8.0% for employees in their first year of service and scale down to 0.6% for employees in their fortieth year of service and beyond.

The following table sets forth the weighted-average assumptions used to determine net periodic benefit cost for all Idaho Power-sponsored pension and postretirement benefit plans:

	Pension Plan			SMSP			Postretirement Benefits
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Discount rate	2.80%	3.60%	4.55%	2.70%	3.65%	4.60%	2.70%	3.60%	4.60%
Expected long-term rate of return on assets	7.40%	7.40%	7.50%	—	—	—	6.00%	6.50%	6.75%
Rate of compensation increase	4.49%	4.43%	4.37%	4.75%	4.75%	4.75%	—	—%	—%
Medical trend rate	—	—	—	—	—	—	6.3%	6.8%	6.7%
Dental trend rate	—	—	—	—	—	—	3.5%	4.0%	4.0%

The assumed health care cost trend rate used to measure the expected cost of health benefits covered by the postretirement plan was 6.3 percent in 2021 and is assumed to decrease to 5.7 percent in 2022, 5.1 percent in 2023 and 2024, 5.0 percent in 2025 and to gradually decrease to 3.9 percent by 2074. The assumed dental cost trend rate used to measure the expected cost of dental benefits covered by the plan was 3.5 percent, or equal to the medical trend rate if lower, for all years.

Plan Assets

Pension Asset Allocation Policy: The target allocation and actual allocations at December 31, 2021, for the pension asset portfolio by asset class is set forth below:

Asset Class	Target Allocation	Actual Allocation December 31, 2021
Debt securities	24%	23%
Equity securities	59%	61%
Real estate	9%	8%
Other plan assets	8%	8%
Total	100%	100%

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

	Level 1	Level 2	Level 3	Total
Assets at December 31, 2021
Cash and cash equivalents	$24,636	$—	$—	$24,636
Intermediate bonds	39,133	187,048	—	226,181
Equity Securities: Large-Cap	104,318	—	—	104,318
Equity Securities: Mid-Cap	113,621	—	—	113,621
Equity Securities: Small-Cap	85,244	—	—	85,244
Equity Securities: Micro-Cap	42,915	—	—	42,915
Equity Securities: Global and International	67,625	—	—	67,625
Equity Securities: Emerging Markets	7,393	—	—	7,393
Plan assets measured at NAV (not subject to hierarchy disclosure)
Commingled Fund: Equity Securities: Global and International				134,752
Commingled Fund: Equity Securities: Emerging Markets				47,332
Real estate				73,958
Private market investments				56,489
Total	$484,885	$187,048	$—	$984,464
Postretirement plan assets(1)	$2,391	$39,073	$—	$41,464

	Level 1	Level 2	Level 3	Total
Assets at December 31, 2020
Cash and cash equivalents	$25,008	$—	$—	$25,008
Intermediate bonds	34,455	163,000	—	197,455
Equity Securities: Large-Cap	79,259	—	—	79,259
Equity Securities: Mid-Cap	104,089	—	—	104,089
Equity Securities: Small-Cap	82,069	—	—	82,069
Equity Securities: Micro-Cap	44,715	—	—	44,715
Equity Securities: Global and International	69,687	—	—	69,687
Equity Securities: Emerging Markets	10,574	—	—	10,574
Plan assets measured at NAV (not subject to hierarchy disclosure)
Commingled Fund: Equity Securities: Global and International				116,223
Commingled Fund: Equity Securities: Emerging Markets				50,019
Real estate				54,630
Private market investments				37,875
Total	$449,856	$163,000	$—	$871,603
Postretirement plan assets(1)	$1,333	$39,978	$—	$41,311
(1) The postretirement benefits assets are primarily life insurance contracts.

For the years ended December 31, 2021 and 2020, there were no material transfers into or out of Levels 1, 2, or 3.

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

Commingled Funds: These funds, made up of global, international and emerging markets equity securities are measured at NAV, are not publicly traded, and therefore no publicly quoted market price is readily available. The values of the commingled funds are presented at estimated fair value, which is determined based on the unit value of the fund. The values of these investments are calculated by the custodian for the fund company on a monthly or more frequent basis, and are based on market prices of the assets held by each of the commingled funds divided by the number of fund shares outstanding for the respective fund. The investments in commingled funds have redemption limitations that permit monthly redemption following notice requirements of 5 to 7 days.

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

Employee Savings Plan

Idaho Power has a defined contribution plan designed to comply with Section 401(k) of the Internal Revenue Code and that covers substantially all employees. Idaho Power matches specified percentages of employee contributions to the plan. Matching annual contributions were approximately $8.2 million, $7.9 million, and $7.7 million in 2021, 2020, and 2019, respectively.

Post-employment Benefits

Idaho Power provides certain benefits to former or inactive employees, their beneficiaries, and covered dependents after employment but before retirement, in addition to the health care benefits required under the Consolidated Omnibus Budget Reconciliation Act. These benefits include salary continuation, health care and life insurance for those employees found to be disabled under Idaho Power’s disability plans, and health care for surviving spouses and dependents. Idaho Power accrues a liability for such benefits. The post-employment benefits included in other deferred credits on both IDACORP’s and Idaho Power’s consolidated balance sheets at December 31, 2021 and 2020, were approximately $2 million.

13. PROPERTY, PLANT AND EQUIPMENT AND JOINTLY-OWNED PROJECTS

The following table presents the major classifications of Idaho Power’s utility plant in service, annual depreciation provisions as a percent of average depreciable balance, and accumulated provision for depreciation for the years ended December 31, 2021 and 2020 (in thousands of dollars):

	2021		2020
	Balance	Avg Rate	Balance	Avg Rate
Production	$2,597,285	3.15%	$2,529,708	3.23%
Transmission	1,309,143	1.89%	1,272,360	1.88%
Distribution	2,058,819	2.25%	1,968,752	2.26%
General and Other	544,069	6.17%	512,970	6.17%
Total in service	6,509,316	2.85%	6,283,790	2.88%
Accumulated provision for depreciation	(2,298,951)		(2,193,831)
In service - net	$4,210,365		$4,089,959

At December 31, 2021, Idaho Power's construction work in progress balance of $670.6 million included relicensing costs of $389.3 million for the HCC, Idaho Power's largest hydropower complex. In 2021, 2020, and 2019, Idaho Power had IPUC authorization to include in its Idaho jurisdiction rates $6.5 million annually ($8.8 million when grossed-up for the effect of income taxes) of AFUDC relating to the HCC relicensing project. Collecting these amounts will reduce the amount collected in the future once the HCC relicensing costs are approved for recovery in base rates. At December 31, 2021, Idaho Power's regulatory liability for collection of AFUDC relating to the HCC was $187.7 million.

Idaho Power's ownership interest in two jointly-owned generating facilities is included in the table above. Under the joint operating agreements for these facilities, each participating utility is responsible for financing its share of construction, operating, and leasing costs. Idaho Power's proportionate share of operating expenses for each facility is included in the Consolidated Statements of Income. These jointly-owned facilities, including balance sheet amounts and the extent of Idaho Power’s participation, were as follows at December 31, 2021 (in thousands of dollars):

Name of Plant	Location	Utility Plant in Service	Construction Work in Progress	Accumulated Provision for Depreciation	Ownership %	MW(1)(2)
Jim Bridger units 1-4	Rock Springs, WY	$771,034	$7,775	$401,696	33	775
North Valmy unit 2(2)	Winnemucca, NV	255,451	881	195,258	50	145

(1) Idaho Power’s share of nameplate capacity.
(2) Pursuant to an agreement with NV Energy, Idaho Power's participation in coal-fired operations of North Valmy ended in December 2019 at unit 1 and is planned to end no later than the end of 2025 at unit 2.

In October 2020, Idaho Power and co-owner Portland General Electric ceased coal-fired operations at their Boardman power plant, as planned. All depreciable property, plant and equipment associated with Idaho Power's ownership in the Boardman power plant was fully depreciated as of December 31, 2020.

IERCo, Idaho Power’s wholly-owned subsidiary, is a joint venturer in BCC. Idaho Power’s coal purchases from the joint venture were $59.7 million in 2021, $68.3 million in 2020, and $73.6 million in 2019.

Idaho Power has contracts to purchase the energy from four PURPA qualifying facilities that are 50 percent owned by Ida-West. Idaho Power’s power purchases from these facilities were $8.2 million in 2021, $9.3 million in 2020, and $8.6 million in 2019.

IDACORP's consolidated VIE, Marysville, owns a hydropower plant with a net book value of $13.7 million and $14.2 million at December 31, 2021 and 2020, respectively.

14. ASSET RETIREMENT OBLIGATIONS (ARO)

The guidance relating to accounting for AROs requires that legal obligations associated with the retirement of property, plant, and equipment be recognized as a liability at fair value when incurred and when a reasonable estimate of the fair value of the liability can be made. Under the guidance, when a liability is initially recorded, the entity increases the carrying amount of the related long-lived asset to reflect the future retirement cost. Over time, the liability is accreted to its estimated settlement value and paid, and the capitalized cost is depreciated over the useful life of the related asset. If, at the end of the asset’s life, the recorded liability differs from the actual obligations paid, a gain or loss would be recognized. As a rate-regulated entity, Idaho Power records regulatory assets or liabilities instead of accretion, depreciation, and gains or losses, as approved by the IPUC. The regulatory assets recorded under this order do not earn a return on investment. Accretion, depreciation, and gains or losses related to the Boardman generating facility have been exempted from such regulatory treatment as Idaho Power collected amounts related to the decommissioning of Boardman in rates. In October 2020, Idaho Power and co-owner Portland General Electric ceased coal-fired operations at their Boardman power plant. As of December 31, 2021 and 2020, Idaho Power has recorded a liability for estimated costs of decommissioning and retirement of Boardman plant assets, which is included in the amounts in the table below.

Idaho Power’s recorded AROs relate to the reclamation and removal costs at its jointly-owned coal-fired generation facilities. In 2021, changes in estimates at the coal-fired generation facilities resulted in a net increase of $9.4 million in the recorded AROs. The increase is primarily related to revised cost estimates for the closure of a flue gas desulfurization pond at the Jim Bridger plant.

Idaho Power also has additional AROs associated with its transmission system and generation facilities; however, due to the indeterminate removal date, the fair value of the associated liabilities currently cannot be estimated and no amounts are recognized in the consolidated financial statements.

Idaho Power also collects removal costs in rates for certain assets that do not have associated AROs. Idaho Power is required to classify these removal costs as regulatory liabilities, see Note 3 - "Regulatory Matters" for the removal costs recorded as regulatory liabilities on IDACORP’s and Idaho Power’s consolidated balance sheets as of December 31, 2021 and 2020.

The following table presents the changes in the carrying amount of AROs (in thousands of dollars):

	2021	2020
Balance at beginning of year	$27,691	$28,191
Accretion expense	1,021	1,053
Revisions in estimated cash flows	9,415	193
Liability settled	(1,429)	(1,746)
Balance at end of year	$36,698	$27,691

15. INVESTMENTS

The table below summarizes IDACORP’s and Idaho Power’s investments as of December 31 (in thousands of dollars):

	2021	2020
Idaho Power investments:
Bridger Coal Company (equity method investment)	$22,677	$37,115
Exchange traded short-term bond funds and cash equivalents	54,078	50,531
Executive deferred compensation plan investments	353	202
Total Idaho Power investments	77,108	87,848
IFS investments in real estate tax credit projects, such as affordable housing developments	34,967	28,438
Ida-West joint ventures (equity method investments)	10,386	10,662
Other investments	1,363	—
Total IDACORP investments	$123,824	$126,948

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

	2021	2020	2019
Bridger Coal Company (Idaho Power)	$10,211	$10,102	$10,285
Ida-West joint ventures	1,224	1,411	2,085
Total	$11,435	$11,513	$12,370

Investments in Equity Securities

Investments in equity securities are reported at fair value. Any unrealized gains or losses on equity securities are included in income. Unrealized gains and losses on equity securities were immaterial at December 31, 2021 and December 31, 2020. The following table summarizes sales of equity securities (in thousands of dollars):

	2021	2020	2019
Proceeds from sales	$11,328	$25,795	$5,080
Gross realized gains from sales	—	—	—

IDACORP Financial Services Investments

IFS invests primarily in real estate tax credit projects, such as affordable housing developments, which provide a return principally by reducing federal and state income taxes through tax credits and accelerated tax depreciation benefits. IFS has focused on a diversified approach to its investment strategy in order to limit both geographic and operational risk, with most of IFS’s investments having been made through syndicated funds. IDACORP accounts for its equity-method investments in qualified real estate projects using the proportional amortization method and recognizes the net investment performance in the consolidated statements of income as a component of income tax expense.

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

All of Idaho Power's derivative instruments have been entered into for the purpose of securing energy resources for future periods or economically hedging forecasted purchases and sales, though none of these instruments have been designated as cash flow hedges. Idaho Power offsets fair value amounts recognized on its balance sheet and applies collateral related to derivative instruments executed with the same counterparty under the same master netting agreement. Idaho Power does not offset a counterparty's current derivative contracts with the counterparty's long-term derivative contracts, although Idaho Power's master netting arrangements would allow current and long-term positions to be offset in the event of default. Also, in the event of default, Idaho Power's master netting arrangements would allow for the offsetting of all transactions executed under the master netting arrangement. These types of transactions may include non-derivative instruments, derivatives qualifying for scope exceptions, receivables and payables arising from settled positions, and other forms of non-cash collateral (such as letters of credit). These types of transactions are excluded from the offsetting presented in the derivative fair value and offsetting table below.

The table below presents the gains and losses on derivatives not designated as hedging instruments for the years ended December 31, 2021, 2020, and 2019 (in thousands of dollars):

	Location of Realized Gain/(Loss) on Derivatives Recognized in Income	Gain/(Loss) on Derivatives Recognized in Income(1)
		2021	2020	2019
Financial swaps	Operating revenues	$1,046	$2,173	$904
Financial swaps	Purchased power	1,959	(3,531)	(2,183)
Financial swaps	Fuel expense	12,180	(4,791)	13,811
Forward contracts	Operating revenues	1,966	421	285
Forward contracts	Purchased power	(1,099)	(384)	(270)
Forward contracts	Fuel expense	(194)	(36)	565
(1) Excludes unrealized gains or losses on derivatives, which are recorded on the balance sheet as regulatory assets or regulatory liabilities.

Settlement gains and losses on electricity swap contracts are recorded on the income statement in operating revenues or purchased power depending on the forecasted position being economically hedged by the derivative contract. Settlement gains and losses on contracts for natural gas are reflected in fuel expense. Settlement gains and losses on diesel derivatives are recorded in other O&M expense. See Note 17 - "Fair Value Measurements" for additional information concerning the determination of fair value for Idaho Power’s assets and liabilities from price risk management activities.

Derivative Instrument Summary

The table below presents the fair values and locations of derivative instruments not designated as hedging instruments recorded on the balance sheets and reconciles the gross amounts of derivatives recognized as assets and as liabilities to the net amounts presented in the balance sheets at December 31, 2021 and 2020 (in thousands of dollars):

		Asset Derivatives				Liability Derivatives
	Balance Sheet Location	Gross Fair Value	Amounts Offset		Net Assets	Gross Fair Value	Amounts Offset		Net Liabilities

December 31, 2021
Current:
Financial swaps	Other current assets	$10,599	$(4,893)	(1)	$5,706	$2,910	$(2,910)		$—
Financial swaps	Other current liabilities	—	—		—	20	—		20
Forward contracts	Other current assets	6	(4)		2	4	(4)		—
Forward contracts	Other current liabilities	—	—		—	1,970	—		1,970
Long-term:
Financial swaps	Other assets	899	(9)		890	9	(9)		—
Financial swaps	Other liabilities	—	—		—	14	—		14
Forward contracts	Other liabilities	—	—		—	3,743	—		3,743
Total		$11,504	$(4,906)		$6,598	$8,670	$(2,923)		$5,747

December 31, 2020
Current:
Financial swaps	Other current assets	$2,028	$(36)		$1,992	$36	$(36)		$—
Financial swaps	Other current liabilities	187	(187)		—	786	(652)	(2)	134
Forward contracts	Other current assets	5	(2)		3	2	(2)		—
Forward contracts	Other current liabilities	3	(3)		—	13	(3)		10
Long-term:
Financial swaps	Other liabilities	40	(40)		—	56	(56)	(2)	—
Total		$2,263	$(268)		$1,995	$893	$(749)		$144

(1) Current asset derivative amounts offset include $2.0 million of collateral payable at December 31, 2021.
(2) Current and long-term liability derivative amounts offset include $0.5 million and $16 thousand of collateral receivable at December 31, 2020, respectively.

The table below presents the volumes of derivative commodity forward contracts and swaps outstanding at December 31, 2021 and 2020 (in thousands of units):

		December 31,
Commodity	Units	2021	2020
Electricity purchases	MWh	529	74
Electricity sales	MWh	129	—
Natural gas purchases	MMBtu	11,740	7,923
Natural gas sales	MMBtu	—	775

Credit Risk

At December 31, 2021, Idaho Power did not have material credit risk exposure from financial instruments, including derivatives. Idaho Power monitors credit risk exposure through reviews of counterparty credit quality, corporate-wide counterparty credit exposure, and corporate-wide counterparty concentration levels. Idaho Power manages these risks by establishing credit and concentration limits on transactions with counterparties and requiring contractual guarantees, cash deposits, or letters of credit from counterparties or their affiliates, as deemed necessary. Idaho Power’s physical power contracts are commonly under WSPP, Inc. agreements, physical gas contracts are usually under North American Energy Standards Board contracts, and financial transactions are usually under International Swaps and Derivatives Association, Inc. contracts. These contracts typically contain adequate assurance clauses requiring collateralization if a counterparty has debt that is downgraded below investment grade by at least one rating agency.

Credit-Contingent Features

Certain of Idaho Power's derivative instruments contain provisions that require Idaho Power's unsecured debt to maintain an investment grade credit rating from Moody's Investors Service and Standard & Poor's Ratings Services. If Idaho Power's unsecured debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position at December 31, 2021, was $3.0 million. Idaho Power did not post any cash collateral related to this amount. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2021, Idaho Power would have been required to pay or post collateral to its counterparties up to an additional $7.6 million to cover open liability positions as well as completed transactions that have not yet been paid.

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

IDACORP’s and Idaho Power’s assessment of a particular input's significance to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy. There were no transfers between levels or material changes in valuation techniques or inputs during the years ended December 31, 2021 and 2020.

Certain instruments have been valued using net asset value (NAV) as a practical expedient. These instruments are similar to mutual funds; however, their NAV is generally not published and publicly available, nor are these instruments traded on an exchange. Instruments valued using NAV as a practical expedient are included in the fair value disclosures below; however, in accordance with the GAAP are not classified within the fair value hierarchy levels.

The following table presents information about IDACORP’s and Idaho Power’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020 (in thousands of dollars):

	December 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and commercial paper
IDACORP(1)	$80,406	$—	$—	$80,406	$56,048	$—	$—	$56,048
Idaho Power	10,393	—	—	10,393	40,038	—	—	40,038
Derivatives	6,596	2	—	6,598	1,995	—	—	1,995
Equity securities	54,431	—	—	54,431	50,733	—	—	50,733
IDACORP assets measured at NAV (not subject to hierarchy disclosure)(1)	—	—	—	1,363	—	—	—	—
Liabilities:
Derivatives	$34	$5,713	$—	$5,747	$134	$10	$—	$144

(1) Holding company only. Does not include amounts held by Idaho Power.

Idaho Power’s derivatives are contracts entered into as part of its management of loads and resources. Electricity swap derivatives are valued on the Intercontinental Exchange with quoted prices in an active market. Electricity forward contract derivatives are valued using a blend of two electricity exchanges, adjusted for location basis, as specified in the forward contract. Natural gas and diesel derivatives are valued using New York Mercantile Exchange and Intercontinental Exchange pricing, adjusted for location basis, which are also quoted under NYMEX and ICE pricing. Equity securities at Idaho Power consist of employee-directed investments related to an executive deferred compensation plan and actively traded money market and exchange traded funds related to the SMSP. The investments are measured using quoted prices in active markets and are held in a Rabbi trust.

The table below presents the carrying value and estimated fair value of financial instruments that are not reported at fair value, as of December 31, 2021 and 2020, using available market information and appropriate valuation methodologies (in thousands).

	December 31, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(thousands of dollars)
IDACORP
Assets:
Notes receivable(1)	$3,804	$3,804	$3,804	$3,804
Liabilities:
Long-term debt (including current portion)(1)	2,000,640	2,381,172	2,000,414	2,466,967
Idaho Power
Liabilities:
Long-term debt (including current portion)(1)	$2,000,640	$2,381,172	$2,000,414	$2,466,967

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

IDACORP’s other operating segments are below the quantitative and qualitative thresholds for reportable segments and are included in the “All Other” category in the table below. This category is comprised of IFS’s investments in affordable housing developments and other real estate tax credit projects, Ida-West’s joint venture investments in small hydropower generation projects, and IDACORP’s holding company expenses.

The table below summarizes the segment information for IDACORP’s utility operations and the total of all other segments, and reconciles this information to total enterprise amounts (in thousands):

	Utility Operations	All Other	Eliminations	Consolidated Total
2021
Revenues	$1,455,410	$2,674	$—	$1,458,084
Operating income	329,568	83	—	329,651
Other income, net	21,243	(138)	—	21,105
Interest income	7,123	216	(47)	7,292
Equity-method income	10,211	1,224	—	11,435
Interest expense	86,663	82	(47)	86,698
Income before income taxes	281,482	1,302	—	282,784
Income tax expense (benefit)	38,257	(1,345)	—	36,912
Income attributable to IDACORP, Inc.	243,225	2,325	—	245,550
Total assets	6,990,839	281,999	(62,323)	7,210,515
Expenditures for long-lived assets	299,972	27	—	299,999

	Utility Operations	All Other	Eliminations	Consolidated Total
2020
Revenues	$1,347,340	$3,389	$—	$1,350,729
Operating income	308,780	741	—	309,521
Other income, net	22,555	(8)	—	22,547
Interest income	9,733	1,275	(496)	10,512
Equity-method income	10,102	1,411	—	11,513
Interest expense	87,389	533	(496)	87,426
Income before income taxes	263,783	2,885	—	266,668
Income tax expense (benefit)	30,548	(1,848)	—	28,700
Income attributable to IDACORP, Inc.	233,235	4,182	—	237,417
Total assets	6,906,110	253,060	(63,926)	7,095,244
Expenditures for long-lived assets	310,937	1	—	310,938

2019
Revenues	$1,342,940	$3,443	$—	$1,346,383
Operating income	297,652	674	—	298,326
Other income, net	20,362	1	—	20,363
Interest income	10,968	3,052	(769)	13,251
Equity-method income	10,285	2,085	—	12,370
Interest expense	86,412	832	(769)	86,475
Income before income taxes	252,854	4,981	—	257,835
Income tax expense (benefit)	28,417	(3,910)	—	24,507
Income attributable to IDACORP, Inc.	224,437	8,417	—	232,854
Total assets	6,494,159	220,620	(73,578)	6,641,201
Expenditures for long-lived assets	278,707	(2)	—	278,705

19. OTHER INCOME AND EXPENSE

The following table presents the components of IDACORP’s other income (expense), net and Idaho Power's other income (expense), net (in thousands of dollars):

IDACORP	2021	2020	2019
Interest and dividend income, net	$1,408	$3,813	$8,181
Carrying charges on regulatory assets	5,034	7,063	5,494
Pension and postretirement non-service costs(1)	(15,249)	(11,865)	(10,976)
Income from life insurance investments	5,203	4,036	4,104
Other income (expense)	463	462	(301)
Total other income (expense), net	$(3,141)	$3,509	$6,502

Idaho Power
Interest and dividend income, net	$1,241	$3,034	$5,898
Carrying charges on regulatory assets	5,034	7,063	5,494
Pension and postretirement non-service costs(1)	(15,240)	(11,862)	(10,976)
Income from life insurance investments	5,203	4,036	4,104
Other income (expense)	591	468	(303)
Total other income (expense), net	$(3,171)	$2,739	$4,217

(1) The 2021 pension and postretirement non-service costs includes $4.7 million of expense for a temporary deviation from the cost-sharing provisions of the substantive postretirement plan as described in Note 12 - "Benefit Plans."

20. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income includes net income and amounts related to the SMSP. The table below presents changes in components of accumulated other comprehensive income (AOCI), net of tax, during the years ended December 31, 2021, 2020, and 2019 (in thousands of dollars). Items in parentheses indicate reductions to AOCI.

	Year Ended December 31,
	2021	2020	2019
Defined benefit pension items
Balance at beginning of period	$(43,358)	$(36,284)	$(22,844)
Other comprehensive income before reclassifications, net of tax of $(8), $(3,488), and $(5,335)	(25)	(10,062)	(15,392)
Amounts reclassified out of AOCI to net income, net of tax of $1,158, $1,036, and $677	3,343	2,988	1,952
Net current-period other comprehensive income	3,318	(7,074)	(13,440)
Balance at end of period	$(40,040)	$(43,358)	$(36,284)

The table below presents the effects on net income of amounts reclassified out of components of AOCI and the income statement location of those amounts reclassified during the years ended December 31, 2021, 2020, and 2019 (in thousands of dollars). Items in parentheses indicate increases to net income.

	Amount Reclassified from AOCI
	Year Ended December 31,
	2021	2020	2019
Amortization of defined benefit pension items(1)
Prior service cost	$296	$290	$96
Net loss	4,205	3,734	2,533
Total before tax	4,501	4,024	2,629
Tax benefit(2)	(1,158)	(1,036)	(677)
Net of tax	3,343	2,988	1,952
Total reclassification for the period	$3,343	$2,988	$1,952

(1) Amortization of these items is included in "Other (income) expense, net" in the consolidated income statements of both IDACORP and Idaho Power.
(2) The tax benefit is included in "Income tax expense" in the consolidated income statements of both IDACORP and Idaho Power.

21. RELATED PARTY TRANSACTIONS

IDACORP: Idaho Power performs corporate functions such as financial, legal, and management services for IDACORP and its subsidiaries. Idaho Power charges IDACORP for the costs of these services based on service agreements and other specifically identified costs. For these services, Idaho Power billed IDACORP $0.8 million in 2021, $0.7 million in 2020, and $0.8 million in 2019.

At December 31, 2021 and 2020, Idaho Power had a $2.0 million and $1.5 million payable to IDACORP, respectively, which was included in its accounts payable to affiliates balance on its consolidated balance sheets.

Ida-West: Idaho Power purchases all of the power generated by four of Ida-West’s hydropower projects located in Idaho. Idaho Power purchased $8.2 million in 2021, $9.3 million in 2020, and $8.6 million in 2019 of power from Ida-West.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of IDACORP, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IDACORP, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedules listed in the Index at Item 8 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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
February 17, 2022

We have served as the Company's auditor since 1932.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Idaho Power Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Idaho Power Company and subsidiary (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, retained earnings, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 8 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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
February 17, 2022

 We have served as the Company's auditor since 1932.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures - IDACORP, Inc.

The Chief Executive Officer and Chief Financial Officer of IDACORP, Inc., based on their evaluation of IDACORP, Inc.’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2021, have concluded that IDACORP, Inc.’s disclosure controls and procedures are effective as of that date.

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

IDACORP’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2021. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on its assessment, management concluded that, as of December 31, 2021, IDACORP’s internal control over financial reporting is effective based on those criteria.

IDACORP’s independent registered public accounting firm has audited the financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2021 and issued a report, which appears on the next page and expresses an unqualified opinion on the effectiveness of IDACORP’s internal control over financial reporting as of December 31, 2021.

February 17, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of IDACORP, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of IDACORP, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 17, 2022, expressed an unqualified opinion on those financial statements.

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
February 17, 2022

Disclosure Controls and Procedures - Idaho Power Company

The Chief Executive Officer and Chief Financial Officer of Idaho Power Company, based on their evaluation of Idaho Power Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2021, have concluded that Idaho Power Company's disclosure controls and procedures are effective as of that date.

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

Idaho Power’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2021. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on its assessment, management concluded that, as of December 31, 2021, Idaho Power’s internal control over financial reporting is effective based on those criteria.

Idaho Power’s independent registered public accounting firm has audited the financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2021, and issued a report which appears on the next page and expresses an unqualified opinion on the effectiveness of Idaho Power’s internal control over financial reporting as of December 31, 2021.

February 17, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Idaho Power Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Idaho Power Company and subsidiary (the “Company”) as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 17, 2022, expressed an unqualified opinion on those financial statements.

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
February 17, 2022

Changes in Internal Control Over Financial Reporting - IDACORP, Inc. and Idaho Power Company

There have been no changes in IDACORP, Inc.’s or Idaho Power Company’s internal control over financial reporting during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, IDACORP, Inc.’s or Idaho Power Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The portions of IDACORP’s definitive proxy statement appearing under the captions “Proposal No. 1: Election of Directors,” “Delinquent Section 16(a) Reports,” “Board of Directors - Committees of the Board of Directors - Audit Committee,” “Corporate Governance at IDACORP - Codes of Business Conduct,” and "Corporate Governance at IDACORP - Certain Relationships and Related Transactions" to be filed pursuant to Regulation 14A for the 2022 annual meeting of shareholders are hereby incorporated by reference.

Information regarding IDACORP’s executive officers required by this item appears in Item 1 of this report under “Executive Officers of the Registrants.”

ITEM 11. EXECUTIVE COMPENSATION

The portion of IDACORP’s definitive proxy statement appearing under the caption “Executive Compensation” to be filed pursuant to Regulation 14A for the 2022 annual meeting of shareholders is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The portion of IDACORP’s definitive proxy statement appearing under the caption “Security Ownership of Directors, Executive Officers, and Five-Percent Shareholders” to be filed pursuant to Regulation 14A for the 2022 annual meeting of shareholders is hereby incorporated by reference. The table below includes information as of December 31, 2021, with respect to the IDACORP 2000 Long-Term Incentive and Compensation Plan (LTICP) pursuant to which equity securities of IDACORP may be issued.

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	211,519	(1)	$—	(2)	443,663	(3)
Equity compensation plans not approved by shareholders	—		$—		—
Total	211,519		$—		443,663

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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The portions of IDACORP’s definitive proxy statement appearing under the captions “Certain Relationships and Related Transactions” and “Corporate Governance at IDACORP – Director Independence and Executive Sessions” to be filed pursuant to Regulation 14A for the 2022 annual meeting of shareholders are hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

IDACORP: The portion of IDACORP’s definitive proxy statement appearing under the caption “Independent Accountant Billings” in the proxy statement to be filed pursuant to Regulation 14A for the 2022 annual meeting of shareholders is hereby incorporated by reference.

Idaho Power: The table below presents the aggregate fees of Idaho Power's principal independent registered public accounting firm, Deloitte & Touche LLP, billed or is expected to bill to Idaho Power for the fiscal years ended December 31, 2021 and 2020:

	2021	2020
Audit fees	$1,526,750	$1,531,235
Tax fees(1)	19,885	16,121
All other fees(2)	12,050	1,895
Total	$1,558,685	$1,549,251

(1) Includes fees for consultation related to tax planning and accounting.
(2) Accounting research tool subscription and fees for finance and accounting conference attendance.

Policy on Audit Committee Pre-Approval:

Idaho Power and the Audit Committee are committed to ensuring the independence of the independent registered public accounting firm, both in fact and in appearance. In this regard, the Audit Committee has established and periodically reviews a pre-approval policy for audit and non-audit services. For 2021 and 2020, all audit and non-audit services and all fees paid in connection with those services were pre-approved by the Audit Committee.

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

(3) Exhibits. Note Regarding Reliance on Statements in Agreements: The agreements filed as exhibits to IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2021, are filed to provide information regarding their terms and are not intended to provide any other factual or disclosure information about IDACORP, Inc., Idaho Power Company, or the other parties to the agreements. Some of the agreements contain statements, representations, and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (a) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties to the agreement if those statements prove to be inaccurate; (b) have been qualified by disclosures that were made to the other party, which disclosures are not necessarily reflected in the agreement; (c) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (d) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, readers should not rely upon the statements, representations, or warranties made in the agreements.

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
	File number 1-3198, Form 8-K filed on 7/12/2013, as Exhibit 4.1, Forty-seventh, July 1, 2013
	File number 1-3198, Form 8-K filed on 9/27/2016, as Exhibit 4.1, Forty-eighth, September 1, 2016
	File number 1-3198, Form 8-K filed on 6/8/2020, as Exhibit 4.1, Forty-ninth, June 5, 2020
4.3	Instruments relating to Idaho Power Company American Falls bond guarantee (see Exhibit 10.13)	10-Q	1-3198	4(b)	8/4/2000
4.4	Agreement of Idaho Power Company to furnish certain debt instruments	S-3	33-65720*	4(f)	7/7/1993
4.5	Agreement and Plan of Merger dated March 10, 1989, between Idaho Power Company, a Maine corporation, and Idaho Power Migrating Corporation	S-3 Post-Effective Amend. No. 2	33-00440*	2(a)(iii)	6/30/1989
4.6	Indenture for Senior Debt Securities dated as of February 1, 2001, between IDACORP, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as trustee	8-K	1-14465	4.1	2/28/2001
4.7	First Supplemental Indenture dated as of February 1, 2001 to Indenture for Senior Debt Securities dated as of February 1, 2001 between IDACORP, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as trustee	8-K	1-14465	4.2	2/28/2001
4.8	Indenture for Debt Securities dated as of August 1, 2001 between Idaho Power Company and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as trustee	S-3	333-67748	4.13	8/16/2001

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith
4.9	Idaho Power Company Instrument of Further Assurance relating to Mortgage and Deed of Trust, dated as of August 3, 2010	10-Q	1-3198	4.12	8/5/2010
4.10	Description of the Registrant's Securities	10-K	1-14465, 1-3198	4.10	2/18/21
10.1	Amended and Restated Agreement for the Operation of the Jim Bridger Project, dated December 11, 2014, between Idaho Power Company and PacifiCorp	10-K	1-14465, 1-3198	10.4	2/19/2015
10.2	Amended and Restated Agreement for the Ownership of the Jim Bridger Project, dated December 11, 2014, between Idaho Power Company and PacifiCorp	10-K	1-14465, 1-3198	10.5	2/19/2015
10.3	Framework Agreement, dated October 1, 1984, between the State of Idaho and Idaho Power Company relating to Idaho Power Company's Swan Falls and Snake River water rights	S-3	33-65720*	10(h)	7/7/1993
10.4	Agreement, dated October 25, 1984, between the State of Idaho and Idaho Power Company, relating to the agreement filed as Exhibit 10.3	S-3	33-65720*	10(h)(i)	7/7/1993
10.5	Contract to Implement, dated October 25, 1984, between the State of Idaho and Idaho Power Company, relating to the agreement filed as Exhibit 10.3	S-3	33-65720*	10(h)(ii)	7/7/1993
10.6	Settlement Agreement, dated March 25, 2009, between the State of Idaho and Idaho Power Company relating to the agreement filed as Exhibit 10.3	10-Q	1-14465*	10.58	5/7/2009
10.7	Agreement Regarding the Ownership, Construction, Operation and Maintenance of the Milner Hydroelectric Project (FERC No. 2899), dated January 22, 1990, between Idaho Power Company and the Twin Falls Canal Company and the Northside Canal Company Limited	S-3	33-65720*	10(m)	7/7/1993
10.8	Credit Agreement, dated November 6, 2015, among IDACORP, Inc., Wells Fargo Bank, National Association, as administrative agent, swingline lender, and LC issuer, JPMorgan Chase Bank, N.A., as syndication agent and LC issuer, KeyBank National Association and MUFG Union Bank, N.A., as documentation agents and LC Issuers, and Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, Keybanc Capital Markets Inc., and MUFG Union Bank, N.A. as joint lead arrangers and joint book runners, and the other lenders named therein	8-K	1-14465, 1-3198	10.1	11/9/2015
10.9	Credit Agreement, dated November 6, 2015, among Idaho Power Company, Wells Fargo Bank, National Association, as administrative agent, swingline lender, and LC issuer, JPMorgan Chase Bank, N.A., as syndication agent and LC issuer, KeyBank National Association and MUFG Union Bank, N.A., as documentation agents and LC Issuers, and Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, Keybanc Capital Markets, Inc., and MUFG Union Bank, N.A. as joint lead arrangers and joint book runners, and the other lenders named therein	8-K	1-14465, 1-3198	10.2	11/9/2015
10.10	First Amendment to Credit Agreement, dated December 6, 2019, among IDACORP, Inc., Wells Fargo Bank, National Association, as administrative agent, swingline lender, and LC issuer; JPMorgan Chase Bank, N.A., as syndication agent and LC issuer; KeyBank National Association and MUFG Bank, LTD., as documentation agents and LC Issuers; Wells Fargo Securities, LLC, and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint book runners; and the other lenders named therein	8-K	1-14465, 1-3198	10.1	12/10/2019
10.11	First Amendment to Credit Agreement, dated December 6, 2019, among Idaho Power Company, Wells Fargo Bank, National Association, as administrative agent, swingline lender, and LC issuer; JPMorgan Chase Bank, N.A., as syndication agent and LC issuer; KeyBank National Association and MUFG Bank, LTD., as documentation agents and LC Issuers; Wells Fargo Securities, LLC, and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint book runners; and the other lenders named therein	8-K	1-14465, 1-3198	10.2	12/10/2019

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith
10.12	Second Amendment to Credit Agreement, dated December 3, 2021, among IDACORP, Inc., Wells Fargo Bank, National Association, as administrative agent, an extending lender, swingline lender, and LC issuer; JPMorgan Chase Bank, N.A.; KeyBank National Association and MUFG Union Bank, N.A., as extending lenders and LC Issuers; and the other financial institutions party thereto	8-K	1-14465, 1-3198	10.1	12/3/2021
10.13	Second Amendment to Credit Agreement, dated December 3, 2021, among Idaho Power Company, Wells Fargo Bank, National Association, as administrative agent, an extending lender, swingline lender, and LC issuer; JPMorgan Chase Bank, N.A.; KeyBank National Association and MUFG Union Bank, N.A., as extending lenders and LC Issuers; and the other financial institutions party thereto	8-K	1-14465, 1-3198	10.2	12/3/2021
10.14	Loan Agreement, dated October 1, 2006, between Sweetwater County, Wyoming and Idaho Power Company	8-K	1-3198	10.1	10/10/2006
10.15
Guaranty Agreement, dated April 11, 2000, between Idaho Power Company and Bank One Trust Company, N.A., as Trustee, relating to $19,885,000 American Falls Replacement Dam Refinancing Bonds of the American Falls Reservoir District, Idaho
		10-Q	1-3198	10(c)	8/4/2000
10.16[1]	Idaho Power Company Security Plan for Senior Management Employees I, amended and restated effective December 31, 2004, and as further amended November 20, 2008	10-K	1-14465, 1-3198	10.15	2/26/2009
10.17[1]	Amendment, dated September 19, 2012, to the Idaho Power Company Security Plan for Senior Management Employees I	10-Q	1-14465, 1-3198	10.62	11/1/2012
10.18[1]	Idaho Power Company Security Plan for Senior Management Employees II, as amended and restated February 8, 2017	10-K	1-14465, 1-3198	10.31	2/23/2017
10.19[1]	Amendment to the Idaho Power Company Security Plan for Senior Management Employees II, as amended May 17, 2017	10-Q	1-14465, 1-3198	10.1	8/3/2017
10.20[1]	Idaho Power Company Security Plan for Board of Directors - a non-qualified deferred compensation plan, as amended and restated effective July 20, 2006	10-Q	1-14465, 1-3198	10(h)(viii)	11/2/2006
10.21[1]	IDACORP, Inc. Non-Employee Directors Stock Compensation Plan, as amended February 10, 2022					X
10.22[1]	Form of Officer Indemnification Agreement between IDACORP, Inc. and Officers of IDACORP, Inc. and Idaho Power Company, as amended July 20, 2006	10-Q	1-14465, 1-3198	10(h)(xix)	11/2/2006
10.23[1]	Form of Director Indemnification Agreement between IDACORP, Inc. and Directors of IDACORP, Inc., as amended July 20, 2006	10-Q	1-14465, 1-3198	10(h)(xx)	11/2/2006
10.24[1]	Form of Amended and Restated Change in Control Agreement between IDACORP, Inc. and Officers of IDACORP and Idaho Power Company (senior vice president and higher), approved November 20, 2008	10-K	1-14465, 1-3198	10.24	2/26/2009
10.25[1]	Form of Amended and Restated Change in Control Agreement between IDACORP, Inc. and Officers of IDACORP and Idaho Power Company (below senior vice president), approved November 20, 2008	10-K	1-14465, 1-3198	10.25	2/26/2009
10.26[1]	Form of Amended and Restated Change in Control Agreement between IDACORP, Inc. and Officers of IDACORP, Inc. and Idaho Power Company, approved March 17, 2010	8-K	1-14465, 1-3198	10.1	3/24/2010
10.27[1]	IDACORP, Inc. and/or Idaho Power Company Executive Officers with Amended and Restated Change in Control Agreements chart	10-K	1-14465, 1-3198	10.25	2/18/21
10.28[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan, as amended and restated February 9, 2017	10-K	1-14465, 1-3198	10.41	2/23/2017
10.29[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Restricted Unit Award Agreement (Time Vesting)	10-K	1-14465, 1-3198	10.30	2/21/2019
10.30[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Performance Unit Award Agreement (Performance with Total Shareholder Return Goal)	10-K	1-14465, 1-3198	10.31	2/21/2019

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith
10.31[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Performance Unit Award Agreement (Performance with Cumulative Earnings Per Share Goal)	10-K	1-14465, 1-3198	10.32	2/21/2019
10.32[1]	IDACORP, Inc. Executive Incentive Plan, as amended and restated November 14, 2018	10-K	1-14465, 1-3198	10.36	2/21/2019
10.33[1]	Idaho Power Company Executive Deferred Compensation Plan, effective November 15, 2000, as amended November 20, 2008	10-K	1-14465, 1-3198	10.32	2/26/2009
10.34[1]	IDACORP, Inc. and Idaho Power Company Compensation for Non-Employee Directors of the Board of Directors, effective January 1, 2022					X
10.35[1]	Form of IDACORP, Inc. Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.46	2/26/2009
10.36[1]	Form of Letter Agreement to Amend Outstanding IDACORP, Inc. Director Deferred Compensation Agreement (November 16, 2008)	10-K	1-14465, 1-3198	10.47	2/26/2009
10.37[1]	Form of Amendment to IDACORP, Inc. Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.48	2/26/2009
10.38[1]	Form of Termination of IDACORP, Inc. Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.49	2/26/2009
10.39[1]	Form of Idaho Power Company Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.50	2/26/2009
10.40[1]	Form of Letter Agreement to Amend Outstanding Idaho Power Company Director Deferred Compensation Agreement (November 16, 2008)	10-K	1-14465, 1-3198	10.51	2/26/2009
10.41[1]	Form of Amendment to Idaho Power Company Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.52	2/26/2009
10.42[1]	Form of Termination of Idaho Power Company Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.53	2/26/2009
10.43[1]	Idaho Power Company Restated Employee Savings Plan, as restated as of January 1, 2016	10-K	1-14465, 1-3198	10.59	2/18/2016
10.44[1]	Amendment, dated effective December 1, 2016, to the Idaho Power Company Restated Employee Savings Plan, as restated as of January 1, 2016	10-K	1-14465, 1-3198	10.61	2/23/2017
10.45[1]	Second Amendment to the Idaho Power Company Employee Savings Plan, as amended January 1, 2018	10-Q	1-14465, 1-3198	10.1	11/2/2017
10.46[1]	Third Amendment to the Idaho Power Company Employee Savings Plan, as amended April 26, 2018	10-Q	1-14465, 1-3198	10.4	5/3/2018
10.47[1]	Fourth Amendment to the Idaho Power Company Employee Savings Plan, executed October 24, 2019 and effective January 1, 2020	10-Q	1-14465, 1-3198	10.1	10/31/2019
10.48[1]	Fifth Amendment to the Idaho Power Company Employee Savings Plan, executed December 21, 2020 and effective January 1, 2020	10-K	1-14465, 1-3198	10.49	2/18/21
21.1	Subsidiaries of IDACORP, Inc.					X
23.1	Consent of Registered Independent Accounting Firm					X
23.2	Consent of Registered Independent Accounting Firm					X
31.1	IDACORP, Inc. Rule 13a-14(a) CEO certification					X
31.2	IDACORP, Inc. Rule 13a-14(a) CFO certification					X
31.3	Idaho Power Rule 13a-14(a) CEO certification					X
31.4	Idaho Power Rule 13a-14(a) CFO certification					X
32.1	IDACORP, Inc. Section 1350 CEO certification					X
32.2	IDACORP, Inc. Section 1350 CFO certification					X
32.3	Idaho Power Section 1350 CEO certification					X
32.4	Idaho Power Section 1350 CFO certification					X
95.1	Mine Safety Disclosures					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)					X
* Exhibit originally filed with the U.S. Securities and Exchange Commission in paper format and as such, a hyperlink is not available.
(1) Management contract or compensatory plan or arrangement

IDACORP, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2021	2020	2019
	(thousands of dollars)
Income:
Equity in income of subsidiaries	$245,591	$237,233	$231,534
Investment income	148	748	2,214
Total income	245,739	237,981	233,748
Expenses:
Operating expenses	679	692	816
Interest expense	82	534	831
Other expenses	192	145	30
Total expenses	953	1,371	1,677
Income Before Income Taxes	244,786	236,610	232,071
Income Tax Benefit	(764)	(807)	(783)
Net Income Attributable to IDACORP, Inc.	245,550	237,417	232,854
Other comprehensive (loss) income	3,318	(7,074)	(13,440)
Comprehensive Income Attributable to IDACORP, Inc.	$248,868	$230,343	$219,414

The accompanying note is an integral part of these statements.

IDACORP, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
	(thousands of dollars)
Operating Activities:
Net cash provided by operating activities	$174,209	$168,699	$112,745
Investing Activities:
Purchase of short-term investments	(26,363)	(25,000)	—
Maturities of short-term investments	50,000	—	—
Net cash provided by (used in) investing activities	23,637	(25,000)	—
Financing Activities:
Dividends on common stock	(146,119)	(137,856)	(129,682)
Change in intercompany notes payable	(2,167)	(9,732)	37,588
Other	(3,124)	(4,663)	(4,410)
Net cash used in financing activities	(151,410)	(152,251)	(96,504)
Net increase (decrease) in cash and cash equivalents	46,436	(8,552)	16,241
Cash and cash equivalents at beginning of year	106,589	115,141	98,900
Cash and cash equivalents at end of year	$153,025	$106,589	$115,141

The accompanying note is an integral part of these statements.

IDACORP, INC.
CONDENSED BALANCE SHEETS

	December 31,
	2021	2020
Assets	(thousands of dollars)
Current Assets:
Cash and cash equivalents	$153,025	$106,589
Short-term investments	—	25,000
Receivables	2,050	1,604
Other	102	107
Total current assets	155,177	133,300
Investments	2,570,150	2,468,955
Other Assets:
Deferred income taxes	5,004	23,859
Other	299	312
Total other assets	5,303	24,171
Total assets	$2,730,630	$2,626,426
Liabilities and Shareholders’ Equity
Current Liabilities:
Taxes accrued	$850	$2,745
Other	777	928
Total current liabilities	1,627	3,673
Other Liabilities:
Intercompany notes payable	59,928	62,049
Other	639	724
Total other liabilities	60,567	62,773
IDACORP, Inc. Shareholders’ Equity	2,668,436	2,559,980
Total Liabilities and Shareholders' Equity	$2,730,630	$2,626,426
The accompanying note is an integral part of these statements.

NOTE TO CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Pursuant to rules and regulations of the U.S. Securities and Exchange Commission, the unconsolidated condensed financial statements of IDACORP, Inc. do not reflect all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the 2021 Form 10-K, Part II, Item 8.

Accounting for Subsidiaries: IDACORP has accounted for the earnings of its subsidiaries under the equity method of accounting in these unconsolidated condensed financial statements. Included in net cash provided by operating activities in the condensed statements of cash flows are dividends that IDACORP subsidiaries paid to IDACORP of $149 million, $141 million, and $133 million in 2021, 2020, and 2019, respectively.

IDACORP, INC. AND IDAHO POWER COMPANY
SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2021, 2020, and 2019

		Additions
			Charged
	Balance at	Charged	(Credited)		Balance at
	Beginning	to	to Other		End
Classification	of Year	Income	Accounts	Deductions(1)	of Year
	(thousands of dollars)
2021:
Reserve for uncollectible accounts	$5,263	$2,083	$640	$2,970	$5,016
Injuries and damages	2,484	2,032	—	736	3,780
2020:
Reserve for uncollectible accounts	$1,744	$5,239	$438	$2,158	$5,263
Injuries and damages	1,748	1,203	—	467	2,484
2019:
Reserve for uncollectible accounts	$1,989	$2,381	$227	$2,853	$1,744
Injuries and damages	1,877	390	—	519	1,748
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

February 17, 2022		IDACORP, INC.
Date
	By:	/s/ Lisa A. Grow
Lisa A. Grow
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard J. Dahl	Chairman of the Board	February 17, 2022
Richard J. Dahl

/s/ Lisa A. Grow	(Principal Executive Officer)	February 17, 2022
Lisa A. Grow
President and Chief Executive Officer and Director

/s/ Steven R. Keen	(Principal Financial Officer)	February 17, 2022
Steven R. Keen
Senior Vice President and Chief Financial Officer

/s/ Kenneth W. Petersen	(Principal Accounting Officer)	February 17, 2022
Kenneth W. Petersen
Vice President, Chief Accounting Officer and Treasurer

/s/ Darrel T. Anderson	Director	February 17, 2022
Darrel T. Anderson

/s/ Odette Bolano	Director	February 17, 2022
Odette Bolano

/s/ Thomas Carlile	Director	February 17, 2022
Thomas Carlile

/s/ Annette G. Elg	Director	February 17, 2022
Annette G. Elg

/s/ Ronald W. Jibson	Director	February 17, 2022
Ronald W. Jibson

/s/ Judith A. Johansen	Director	February 17, 2022
Judith A. Johansen

/s/ Dennis L. Johnson	Director	February 17, 2022
Dennis L. Johnson

Director
Jeff C. Kinneeveauk

/s/ Richard J. Navarro	Director	February 17, 2022
Richard J. Navarro

/s/ Dr. Mark T. Peters	Director	February 17, 2022
Dr. Mark T. Peters

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 17, 2022		Idaho Power Company
Date
	By:	/s/ Lisa A. Grow
Lisa A. Grow
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard J. Dahl	Chairman of the Board	February 17, 2022
Richard J. Dahl

/s/ Lisa A. Grow	(Principal Executive Officer)	February 17, 2022
Lisa A. Grow
President and Chief Executive Officer and Director

/s/ Steven R. Keen	(Principal Financial Officer)	February 17, 2022
Steven R. Keen
Senior Vice President and Chief Financial Officer

/s/ Kenneth W. Petersen	(Principal Accounting Officer)	February 17, 2022
Kenneth W. Petersen
Vice President, Chief Accounting Officer and Treasurer

/s/ Darrel T. Anderson	Director	February 17, 2022
Darrel T. Anderson

/s/ Odette Bolano	Director	February 17, 2022
Odette Bolano

/s/ Thomas Carlile	Director	February 17, 2022
Thomas Carlile

/s/ Annette G. Elg	Director	February 17, 2022
Annette G. Elg

/s/ Ronald W. Jibson	Director	February 17, 2022
Ronald W. Jibson

/s/ Judith A. Johansen	Director	February 17, 2022
Judith A. Johansen

/s/ Dennis L. Johnson	Director	February 17, 2022
Dennis L. Johnson

Director
Jeff C. Kinneeveauk

/s/ Richard J. Navarro	Director	February 17, 2022
Richard J. Navarro

/s/ Dr. Mark T. Peters	Director	February 17, 2022
Dr. Mark T. Peters