Form 10-Q
period 2022-03-31
IDACORP INC; IDAHO POWER CO
filed 2022-05-05
CIK 1057877, 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from __________ to __________
	Exact name of registrants as specified	I.R.S. Employer
Commission File	in their charters, address of principal	Identification
Number	executive offices, zip code and telephone number	Number
1-14465	IDACORP, Inc.	82-0505802
1-3198	Idaho Power Company	82-0130980

1221 W. Idaho Street
Boise,	Idaho	83702-5627
(208)	388-2200

State of Incorporation:	Idaho

None
Former name, former address and former fiscal year, if changed since last report.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	IDA	New York Stock Exchange

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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).
IDACORP, Inc.: Yes ☐ No X       Idaho Power Company: Yes ☐ No X

Number of shares of common stock outstanding as of April 29, 2022:
IDACORP, Inc.:        50,559,164
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

COMMONLY USED TERMS

The following select abbreviations, terms, or acronyms are commonly used or found in multiple locations in this report:

2021 Annual Report	-	IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2021
ADITC	-	Accumulated Deferred Investment Tax Credits
AFUDC	-	Allowance for Funds Used During Construction
AOCI	-	Accumulated Other Comprehensive Income
BCC	-	Bridger Coal Company, a joint venture of IERCo
BLM	-	U.S. Bureau of Land Management
BPA	-	Bonneville Power Administration
CEQ	-	Council on Environmental Quality
CWA	-	Clean Water Act
EPA	-	U.S. Environmental Protection Agency
ESA	-	Endangered Species Act
FCA	-	Fixed Cost Adjustment
FERC	-	Federal Energy Regulatory Commission
HCC	-	Hells Canyon Complex
IDACORP	-	IDACORP, Inc., an Idaho corporation
Idaho Power	-	Idaho Power Company, an Idaho corporation
Idaho ROE	-	Idaho-jurisdiction return on year-end equity
Ida-West	-	Ida-West Energy, a subsidiary of IDACORP, Inc.
IERCo	-	Idaho Energy Resources Co., a subsidiary of Idaho Power Company
IFS	-	IDACORP Financial Services, a subsidiary of IDACORP, Inc.
IPUC	-	Idaho Public Utilities Commission
IRP	-	Integrated Resource Plan
Jim Bridger plant	-	Jim Bridger generating plant
MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MW	-	Megawatt
MWh	-	Megawatt-hour
NAV	-	Net asset value
NEPA	-	National Environmental Policy Act
O&M	-	Operations and Maintenance
OATT	-	Open Access Transmission Tariff
OPUC	-	Public Utility Commission of Oregon
PCA	-	Idaho-Jurisdiction Power Cost Adjustment
PCAOB	-	Public Company Accounting Oversight Board (United States)
PURPA	-	Public Utility Regulatory Policies Act of 1978
QF	-	Qualifying Facilities
SEC	-	U.S. Securities and Exchange Commission
SIP	-	State Implementation Plan
SMSP	-	Security Plan for Senior Management Employees
Term Loan Facility	-	Term Loan Credit Agreement
USACE	-	U.S. Army Corps of Engineers
USFWS	-	U.S. Fish and Wildlife Service
Valmy	-	Idaho Power's jointly-owned coal-fired generating plant in Valmy, Nevada
Western EIM	-	Energy imbalance market in the western United States
WMP	-	Wildfire Mitigation Plan
WOTUS	-	Waters of the United States
WPSC	-	Wyoming Public Service Commission

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to the historical information contained in this report, this report contains (and oral communications made by IDACORP, Inc. (IDACORP) and Idaho Power Company (Idaho Power) may contain) statements that relate to future events and expectations, such as statements regarding projected or future financial performance, cash flows, capital expenditures, dividends, capital structure or ratios, strategic goals, challenges, objectives, and plans for future operations. Such statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, or future events, or performance, often, but not always, through the use of words or phrases such as "anticipates," "believes," "continues," "could," "estimates," "expects," "guidance," "intends," "potential," "plans," "predicts," "projects," "may result," "may continue," or similar expressions, are not statements of historical facts and may be forward-looking. Forward-looking statements are not guarantees of future performance and involve estimates, assumptions, risks, and uncertainties. Actual results, performance, or outcomes may differ materially from the results discussed in the statements. In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in forward-looking statements include those factors set forth in this report, IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2021, particularly Part I, Item 1A - "Risk Factors" and Part II, Item 7 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of that report, subsequent reports filed by IDACORP and Idaho Power with the U.S. Securities and Exchange Commission (SEC), and the following important factors:

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
•demand for power during peak periods could exceed supply, resulting in increased costs for purchasing capacity in the market or acquiring or constructing additional generation resources and battery storage facilities;
•variable hydrological conditions and over-appropriation of surface and groundwater in the Snake River Basin, which may impact the amount of power generated by Idaho Power's hydropower facilities;
•the ability of Idaho Power to acquire fuel, power, electrical equipment, and transmission capacity on reasonable terms and prices, particularly in the event of unanticipated or abnormally high power demands, price volatility, lack of physical availability, transportation constraints, outages due to maintenance or repairs to generation or transmission facilities, disruptions or delays in the supply chain, or a lack of credit;
•disruptions or outages of Idaho Power's generation or transmission systems or of any interconnected transmission systems, which can result in liability for Idaho Power, increase power supply costs and repair expenses, and reduce revenues;

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

IDACORP, Inc.
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended March 31,
	2022	2021
	(in thousands, except per share amounts)
Operating Revenues:
Electric utility revenues	$343,921	$315,568
Other	367	486
Total operating revenues	344,288	316,054

Operating Expenses:
Electric utility:
Purchased power	85,424	67,988
Fuel expense	45,702	33,306
Power cost adjustment	(400)	5,671
Other operations and maintenance	92,086	85,657
Energy efficiency programs	6,589	9,027
Depreciation	44,457	43,315
Other electric utility operating expenses	8,901	9,327
Total electric utility operating expenses	282,759	254,291
Other	861	654
Total operating expenses	283,620	254,945

Operating Income	60,668	61,109

Nonoperating (Income) Expense:
Allowance for equity funds used during construction	(9,123)	(7,769)
Earnings of unconsolidated equity-method investments	(2,308)	(2,317)
Interest on long-term debt	21,069	21,036
Other interest	3,815	3,519
Allowance for borrowed funds used during construction	(3,385)	(3,005)
Other income, net	(1,610)	(241)
Total nonoperating expense, net	8,458	11,223

Income Before Income Taxes	52,210	49,886

Income Tax Expense	6,026	5,086

Net Income	46,184	44,800
Loss attributable to noncontrolling interests	76	31
Net Income Attributable to IDACORP, Inc.	$46,260	$44,831

Weighted Average Common Shares Outstanding - Basic	50,632	50,567
Weighted Average Common Shares Outstanding - Diluted	50,660	50,580
Earnings Per Share of Common Stock:
Earnings Attributable to IDACORP, Inc. - Basic	$0.91	$0.89
Earnings Attributable to IDACORP, Inc. - Diluted	$0.91	$0.89

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended March 31,
	2022	2021
	(in thousands)

Net Income	$46,184	$44,800
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $290 and $289, respectively	837	836
Total Comprehensive Income	47,021	45,636
Loss attributable to noncontrolling interests	76	31
Comprehensive Income Attributable to IDACORP, Inc.	$47,097	$45,667

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2022	December 31, 2021
	(in thousands)
Assets

Current Assets:
Cash and cash equivalents	$218,550	$215,243
Receivables:
Customer (net of allowance of $4,850 and $4,499, respectively)	82,122	78,819
Other (net of allowance of $434 and $517, respectively)	17,752	14,994
Income taxes receivable	4,754	14,770
Accrued unbilled revenues	59,625	74,843
Materials and supplies (at average cost)	80,203	77,552
Fuel stock (at average cost)	20,156	18,045
Prepayments	20,955	24,676
Current regulatory assets	91,196	71,223
Other	16,585	5,708
Total current assets	611,898	595,873
Investments	117,797	123,824
Property, Plant and Equipment:
Utility plant in service	6,566,656	6,509,316
Accumulated provision for depreciation	(2,327,248)	(2,298,951)
Utility plant in service - net	4,239,408	4,210,365
Construction work in progress	725,904	670,585
Utility plant held for future use	4,410	4,511
Other property, net of accumulated depreciation	16,381	16,361
Property, plant and equipment - net	4,986,103	4,901,822
Other Assets:
Company-owned life insurance	68,503	67,343
Regulatory assets	1,438,850	1,462,431
Other	61,406	59,222
Total other assets	1,568,759	1,588,996
Total	$7,284,557	$7,210,515

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2022	December 31, 2021
	(in thousands)
Liabilities and Equity

Current Liabilities:
Accounts payable	$121,037	$145,980
Taxes accrued	20,590	14,229
Interest accrued	19,328	23,959
Accrued compensation	42,154	55,666
Current regulatory liabilities	29,699	11,239
Advances from customers	65,013	43,472
Other	29,757	31,079
Total current liabilities	327,578	325,624
Other Liabilities:
Deferred income taxes	837,394	842,375
Regulatory liabilities	791,166	781,695
Pension and other postretirement benefits	527,147	521,462
Other	66,408	63,485
Total other liabilities	2,222,115	2,209,017
Long-Term Debt	2,050,634	2,000,640
Commitments and Contingencies
Equity:
IDACORP, Inc. shareholders’ equity:
Common stock, no par value (120,000 shares authorized; 50,559 and 50,516 shares issued, respectively)	875,067	874,896
Retained earnings	1,841,644	1,833,580
Accumulated other comprehensive loss	(39,203)	(40,040)
Total IDACORP, Inc. shareholders’ equity	2,677,508	2,668,436
Noncontrolling interests	6,722	6,798
Total equity	2,684,230	2,675,234
Total	$7,284,557	$7,210,515

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
	2022	2021
	(in thousands)
Operating Activities:
Net income	$46,184	$44,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,494	44,286
Deferred income taxes and investment tax credits	(2,517)	(3,390)
Changes in regulatory assets and liabilities	7,873	2,833
Pension and postretirement benefit plan expense	7,266	7,367
Contributions to pension and postretirement benefit plans	(997)	(918)
Earnings of equity-method investments	(2,308)	(2,317)
Distributions from equity-method investments	2,480	2,550
Allowance for equity funds used during construction	(9,123)	(7,769)
Other non-cash adjustments to net income, net	4,083	3,238
Change in:
Receivables	(4,257)	(3,451)
Accounts payable and other accrued liabilities	(44,989)	(42,219)
Taxes accrued/receivable	16,377	17,156
Other current assets	14,521	19,403
Other current liabilities	13,894	2,425
Other assets	(3,672)	(2,234)
Other liabilities	2,690	1,902
Net cash provided by operating activities	92,999	83,662
Investing Activities:
Additions to property, plant and equipment	(102,535)	(77,293)
Payments received from transmission project joint funding partners	1,299	1,096
Investments in affordable housing and other real estate tax credits projects	(2,628)	(5,335)
Distributions from equity-method investments, return of investment	2,920	750
Purchases of equity securities	(20,988)	(171)
Purchases of held-to-maturity securities	(29,692)	—
Proceeds from the sale of equity securities	51,288	1,557
Purchases of short-term investments	—	(25,000)
Maturities of short-term investments	—	25,000
Other	2,049	47
Net cash used in investing activities	(98,287)	(79,349)
Financing Activities:
Issuance of long-term debt	50,000	—
Dividends on common stock	(38,371)	(36,379)
Tax withholdings on net settlements of share-based awards	(2,958)	(3,026)
Debt issuance costs and other	(76)	(17)
Net cash provided by (used in) financing activities	8,595	(39,422)
Net increase (decrease) in cash and cash equivalents	3,307	(35,109)
Cash and cash equivalents at beginning of the period	215,243	275,116
Cash and cash equivalents at end of the period	$218,550	$240,007
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amount capitalized)	$25,306	$25,306
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$52,137	$27,910

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Three months ended March 31,
	2022	2021
	(in thousands)
Common Stock
Balance at beginning of period	$874,896	$869,235
Share-based compensation expense	3,102	2,710
Tax withholdings on net settlements of share-based awards	(2,958)	(3,026)
Other	27	25
Balance at end of period	875,067	868,944
Retained Earnings
Balance at beginning of period	1,833,580	1,734,103
Net income attributable to IDACORP, Inc.	46,260	44,831
Common stock dividends ($0.75, and $0.71 per share, respectively)	(38,196)	(35,940)
Balance at end of period	1,841,644	1,742,994
Accumulated Other Comprehensive Loss
Balance at beginning of period	(40,040)	(43,358)
Unfunded pension liability adjustment (net of tax)	837	836
Balance at end of period	(39,203)	(42,522)
Total IDACORP, Inc. shareholders’ equity at end of period	2,677,508	2,569,416
Noncontrolling Interests
Balance at beginning of period	6,798	6,476
Net loss attributable to noncontrolling interests	(76)	(31)
Balance at end of period	6,722	6,445
Total equity at end of period	$2,684,230	$2,575,861

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended March 31,
	2022	2021
	(in thousands)

Operating Revenues	$343,921	$315,568

Operating Expenses:
Operation:
Purchased power	85,424	67,988
Fuel expense	45,702	33,306
Power cost adjustment	(400)	5,671
Other operations and maintenance	92,086	85,657
Energy efficiency programs	6,589	9,027
Depreciation	44,457	43,315
Other operating expenses	8,901	9,327
Total operating expenses	282,759	254,291

Operating Income	61,162	61,277

Nonoperating (Income) Expense:
Allowance for equity funds used during construction	(9,123)	(7,769)
Earnings of unconsolidated equity-method investments	(2,480)	(2,550)
Interest on long-term debt	21,069	21,036
Other interest	3,811	3,514
Allowance for borrowed funds used during construction	(3,385)	(3,005)
Other income, net	(1,641)	(191)
Total nonoperating expense, net	8,251	11,035

Income Before Income Taxes	52,911	50,242

Income Tax Expense	6,697	5,873

Net Income	$46,214	$44,369

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended March 31,
	2022	2021
	(in thousands)

Net Income	$46,214	$44,369
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $290, and $289, respectively	837	836
Total Comprehensive Income	$47,051	$45,205

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2022	December 31, 2021
	(in thousands)
Assets

Current Assets:
Cash and cash equivalents	$67,219	$60,075
Receivables:
Customer (net of allowance of $4,850 and $4,499, respectively)	82,122	78,819
Other (net of allowance of $434 and $517, respectively)	17,577	14,134
Income taxes receivable	5,504	15,328
Accrued unbilled revenues	59,625	74,843
Materials and supplies (at average cost)	80,203	77,552
Fuel stock (at average cost)	20,156	18,045
Prepayments	20,814	24,558
Current regulatory assets	91,196	71,223
Other	16,585	5,708
Total current assets	461,001	440,285
Investments	72,130	77,108
Property, Plant and Equipment:
Plant in service	6,566,656	6,509,316
Accumulated provision for depreciation	(2,327,248)	(2,298,951)
Plant in service - net	4,239,408	4,210,365
Construction work in progress	725,904	670,585
Plant held for future use	4,410	4,511
Other property	3,647	3,647
Property, plant and equipment, net	4,973,369	4,889,108
Other Assets:
Company-owned life insurance	68,503	67,343
Regulatory assets	1,438,850	1,462,431
Other	56,784	54,564
Total other assets	1,564,137	1,584,338
Total	$7,070,637	$6,990,839

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2022	December 31, 2021
	(in thousands)
Liabilities and Equity

Current Liabilities:
Accounts payable	$120,935	$145,871
Accounts payable to affiliates	2,951	2,159
Taxes accrued	22,814	14,316
Interest accrued	19,328	23,959
Accrued compensation	41,908	55,491
Current regulatory liabilities	29,699	11,239
Advances from customers	65,013	43,472
Other	20,328	19,117
Total current liabilities	322,976	315,624
Other Liabilities:
Deferred income taxes	839,995	844,871
Regulatory liabilities	791,166	781,695
Pension and other postretirement benefits	527,147	521,462
Other	65,564	62,245
Total other liabilities	2,223,872	2,210,273
Long-Term Debt	2,050,634	2,000,640
Commitments and Contingencies
Equity:
Common stock, 2.50 par value (50,000 shares authorized; 39,151 shares outstanding)	97,877	97,877
Premium on capital stock	712,258	712,258
Capital stock expense	(2,097)	(2,097)
Retained earnings	1,704,320	1,696,304
Accumulated other comprehensive loss	(39,203)	(40,040)
Total equity	2,473,155	2,464,302
Total	$7,070,637	$6,990,839

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
	2022	2021
	(in thousands)
Operating Activities:
Net income	$46,214	$44,369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,344	44,138
Deferred income taxes and investment tax credits	(3,791)	(2,958)
Changes in regulatory assets and liabilities	7,873	2,833
Pension and postretirement benefit plan expense	7,266	7,367
Contributions to pension and postretirement benefit plans	(997)	(918)
Earnings of equity-method investments	(2,480)	(2,550)
Distributions from equity-method investments	2,480	2,550
Allowance for equity funds used during construction	(9,123)	(7,769)
Other non-cash adjustments to net income, net	908	528
Change in:
Receivables	(4,151)	(5,600)
Accounts payable	(44,982)	(42,193)
Taxes accrued/receivable	18,322	17,482
Other current assets	14,544	19,414
Other current liabilities	13,824	2,451
Other assets	(3,683)	(2,245)
Other liabilities	2,791	2,003
Net cash provided by operating activities	90,359	78,902
Investing Activities:
Additions to utility plant	(102,394)	(77,293)
Payments received from transmission project joint funding partners	1,299	1,096
Distributions from equity-method investments, return of investment	2,920	750
Purchases of equity securities	(20,413)	(171)
Purchases of held-to-maturity securities	(29,692)	—
Proceeds from the sale of equity securities	51,288	1,557
Other	2,049	47
Net cash used in investing activities	(94,943)	(74,014)
Financing Activities:
Issuance of long-term debt	50,000	—
Dividends on common stock	(38,198)	(35,941)
Debt issuance costs and other	(74)	(15)
Net cash provided by (used in) financing activities	11,728	(35,956)
Net increase (decrease) in cash and cash equivalents	7,144	(31,068)
Cash and cash equivalents at beginning of the period	60,075	165,604
Cash and cash equivalents at end of the period	$67,219	$134,536
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (net of amount capitalized)	$25,301	$25,346
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$52,137	$27,910

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

Nature of Business

IDACORP is a holding company formed in 1998 whose principal operating subsidiary is Idaho Power. Idaho Power is an electric utility engaged in the generation, transmission, distribution, sale, and purchase of electric energy and capacity with a service area covering approximately 24,000 square miles in southern Idaho and eastern Oregon. Idaho Power is regulated primarily by the state utility regulatory commissions of Idaho and Oregon and the Federal Energy Regulatory Commission. Idaho Power is the parent of Idaho Energy Resources Co. (IERCo), a joint venturer in Bridger Coal Company (BCC), which mines and supplies coal to the Jim Bridger generating plant (Jim Bridger plant) owned in part by Idaho Power.

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

Financial Statements

In the opinion of management of IDACORP and Idaho Power, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly each company's condensed consolidated financial position as of March 31, 2022, condensed consolidated results of operations for the three months ended March 31, 2022 and 2021, and condensed consolidated cash flows for the three months ended March 31, 2022 and 2021. These adjustments are of a normal and recurring nature. These financial statements do not contain the complete detail or note disclosures concerning accounting policies and other matters that would be included in full-year financial statements and should be read in conjunction with the audited consolidated financial statements included in IDACORP’s and Idaho Power’s Annual Report on Form 10-K for the year ended December 31, 2021 (2021 Annual Report). The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. A change in management's estimates or assumptions could have a material impact on IDACORP's or Idaho Power's respective financial condition and results of operations during the period in which such change occurred.

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

New and Recently Adopted Accounting Pronouncements

There have been no recently issued accounting pronouncements that have had or are expected to have a material impact on IDACORP's or Idaho Power's condensed consolidated financial statements.

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

Income Tax Expense

The following table provides a summary of income tax expense for the three months ended March 31, 2022 and 2021 (in thousands):

	IDACORP		Idaho Power
	2022	2021	2022	2021
Income tax at statutory rates (federal and state)	$13,458	$12,849	$13,619	$12,932
Excess deferred income tax reversal	(2,503)	(1,606)	(2,503)	(1,606)
Other(1)	(4,929)	(6,157)	(4,419)	(5,453)
Income tax expense	$6,026	$5,086	$6,697	$5,873
Effective tax rate	11.5%	10.2%	12.7%	11.7%
(1) "Other" is primarily comprised of the net tax effect of Idaho Power's regulatory flow-through tax adjustments.

The increase in income tax expense for the three months ended March 31, 2022, compared with the same period in 2021, was primarily due to higher pre-tax earnings. On a net basis, Idaho Power’s estimate of its annual 2022 regulatory flow-through tax adjustments is comparable to 2021.

3. REGULATORY MATTERS

Included below is a summary of Idaho Power's most recent general rate cases and base rate changes, as well as other recent or pending notable regulatory matters and proceedings.

Idaho and Oregon General Rate Cases

Idaho Power's current base rates result from the Idaho Public Utilities Commission (IPUC) and Public Utility Commission of Oregon (OPUC) orders described in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2021 Annual Report.

Idaho Settlement Stipulations

A May 2018 Idaho settlement stipulation related to tax reform (May 2018 Idaho Tax Reform Settlement Stipulation) is described in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2021 Annual Report and includes provisions for the accelerated amortization of accumulated deferred investment tax credits (ADITC) to help achieve a minimum 9.4 percent Idaho-jurisdiction return on year-end equity (Idaho ROE). In addition, under the May 2018 Idaho Tax Reform Settlement Stipulation, the Idaho ROE at which Idaho Power would begin amortizing additional ADITC would revert back to 95 percent of the authorized return on equity in the next general rate case. The settlement stipulation also provides for the potential sharing between Idaho Power and Idaho customers of Idaho-jurisdictional earnings in excess of 10.0 percent of Idaho ROE.

Based on its estimate of full-year 2022 Idaho ROE, in the first quarter of 2022, Idaho Power recorded no additional ADITC amortization or provision against current revenues for sharing of earnings with customers under the May 2018 Idaho Tax Reform Settlement Stipulation. Accordingly, at March 31, 2022, the full $45 million of additional ADITC remains available for future use. Idaho Power also recorded no additional ADITC amortization or provision against revenues for sharing of earnings with customers during the first quarter of 2021, based on its then-current estimate of full-year 2021 Idaho ROE.

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

In April 2022, Idaho Power filed an application with the IPUC requesting a $103.4 million net increase in Idaho-jurisdiction power cost adjustment (PCA) revenues, effective for the 2022-2023 PCA collection period from June 1, 2022, to May 31, 2023. The net increase in PCA revenues reflects a forecasted reduction in low-cost hydroelectric generation as well as higher market energy prices and higher natural gas prices. The filing also includes $0.6 million of 2021 earnings to be shared with customers under the May 2018 Idaho Tax Reform Settlement Stipulation described above. As of the date of this report, the IPUC has not yet issued an order on the application.

Idaho Fixed Cost Adjustment Mechanism

The Idaho jurisdiction fixed cost adjustment (FCA) mechanism, applicable to Idaho residential and small general service customers, is designed to remove a portion of Idaho Power’s financial disincentive to invest in energy efficiency programs by separating (or decoupling) the recovery of fixed costs from the variable kilowatt-hour charge and linking it instead to a set amount per customer. Under Idaho Power's current rate design, Idaho Power recovers a portion of fixed costs through the variable kilowatt-hour charge, which may result in over-collection or under-collection of fixed costs. To return over-collection to customers or to collect under-collection from customers, the FCA mechanism allows Idaho Power to accrue, or defer, the difference between the authorized fixed-cost recovery amount per customer and the actual fixed costs per customer recovered by Idaho Power during the year. The IPUC has discretion to cap the annual increase in the FCA recovery at 3 percent of base revenue, with any excess deferred for collection in a subsequent year. In March 2022, Idaho Power filed its annual FCA update with the IPUC, requesting a decrease of $3.1 million in recovery from the FCA from $38.3 million to $35.2 million for the 2021 FCA deferral, with new rates effective for the period from June 1, 2022, to May 31, 2023.

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

In September 2021, the co-owner and operator of the Jim Bridger Plant submitted its Integrated Resource Plan (IRP) to the IPUC that contemplates ceasing coal-fired generation in units 1 and 2 in 2023 and converting those units to natural gas generation by 2024. Idaho Power's 2021 IRP included the same plan. At a public meeting in October 2021, the IPUC approved a joint motion by Idaho Power and the IPUC Staff to suspend the procedural schedule in Idaho Power's rate request case to assess new developments that impact operations at the Jim Bridger plant, citing the potential option to convert the two units to natural gas generation as well as ongoing regional haze compliance discussions. In February 2022, Idaho Power filed a request to resume the procedural schedule with an amended application to the IPUC that contemplates the conversion of units 1 and 2 to natural gas in 2024 and therefore removes from the application all investments for the portion of the plant that will be converted to support gas-fired operations, leaving just coal-related plant investments in the requested regulatory treatment. The updated filing requests authorization to adjust customer rates to recover the associated incremental annual levelized revenue requirement in the aggregate amount of $27.1 million, which included Idaho Power's share of all electric plant in service related to coal-fired operations at the Jim Bridger plant. As of the date of this report, the case remains pending at the IPUC.

Wildfire Mitigation Cost Recovery

In June 2021, the IPUC authorized Idaho Power to defer for future amortization incremental operations and maintenance (O&M) and depreciation expense for certain capital investments necessary to implement Idaho Power's Wildfire Mitigation Plan (WMP). The IPUC also authorized Idaho Power to record these deferred expenses as a regulatory asset until Idaho Power can request amortization of the deferred costs in a future IPUC proceeding, at which time the IPUC will have the opportunity to review actual costs and determine the amount of prudently incurred costs that Idaho Power can recover through retail rates. In the filing, Idaho Power projected spending approximately $47 million in incremental wildfire mitigation-related O&M and roughly $35 million in wildfire mitigation system-hardening capital incremental expenditures over a five-year period. The IPUC authorized a deferral period of five years, or until rates go into effect from Idaho Power's next general rate case, whichever is first. As of March 31, 2022, Idaho Power's deferral of Idaho-jurisdiction costs related to the WMP was $8.8 million.

4. REVENUES

The following table provides a summary of electric utility operating revenues for IDACORP and Idaho Power for the three months ended March 31, 2022 and 2021 (in thousands):

	Three months ended March 31,
	2022	2021
Electric utility operating revenues:
Revenue from contracts with customers	$318,182	$291,327
Alternative revenue programs and other revenues	25,739	24,241
Total electric utility operating revenues	$343,921	$315,568

Revenues from Contracts with Customers

The following table presents revenues from contracts with customers disaggregated by revenue source for the three months ended March 31, 2022 and 2021 (in thousands):

	Three months ended March 31,
	2022	2021
Revenues from contracts with customers:
Retail revenues:
Residential (includes $10,093, and $15,822, respectively, related to the FCA)(1)	$169,295	$154,785
Commercial (includes $283, and $482, respectively, related to the FCA)(1)	78,566	72,269
Industrial	49,060	45,430
Irrigation	1,041	1,086
Deferred revenue related to HCC relicensing AFUDC(2)	(2,119)	(2,119)
Total retail revenues	295,843	271,451
Less: FCA mechanism revenues(1)	(10,376)	(16,304)
Wholesale energy sales	3,035	6,259
Transmission wheeling-related revenues	16,466	14,467
Energy efficiency program revenues	6,589	9,027
Other revenues from contracts with customers	6,625	6,427
Total revenues from contracts with customers	$318,182	$291,327
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

Derivative revenues include gains from settled electricity swaps and sales of electricity under forward sales contracts that are bundled with renewable energy credits. Related to these forward sales, Idaho Power simultaneously enters into forward purchases of electricity for the same quantity at the same location, which are recorded in purchased power on the condensed consolidated statements of income. For more information on settled electricity swaps, see Note 12 - "Derivative Financial Instruments."

The table below presents the FCA mechanism revenues and other revenues for the three months ended March 31, 2022 and 2021 (in thousands):

	Three months ended March 31,
	2022	2021
Alternative revenue programs and other revenues:
FCA mechanism revenues	$10,376	16,304
Derivative revenues	15,363	7,937
Total alternative revenue programs and other revenues	$25,739	$24,241

Receivables and Allowance for Uncollectible Accounts

In response to the COVID-19 public health crisis, Idaho Power provided certain relief to customers, including temporarily suspending disconnections for customers and temporarily waiving late fees. This relief as well as the economic conditions created by the response to the COVID-19 public health crisis have resulted in higher aged accounts receivable and an increase in the number of late payments. Compared with historical levels, Idaho Power expects higher uncollectible account write-offs as a result of the COVID-19 public health crisis and, accordingly, has maintained its higher allowance for uncollectible accounts related to customer receivables at March 31, 2022.

The following table provides a rollforward of the allowance for uncollectible accounts related to customer receivables for the three months ended March 31, 2022 and 2021 (in thousands):

	Three months ended March 31,
	2022	2021
Balance at beginning of period	$4,499	$4,766
Additions to the allowance	488	488
Write-offs, net of recoveries	(137)	(166)
Balance at end of period	$4,850	$5,088
Allowance for uncollectible accounts as a percentage of customer receivables	5.6%	6.5%

5. LONG-TERM DEBT

Term-Loan Credit Agreement

On March 4, 2022, Idaho Power entered into a term loan credit agreement (Term Loan Facility). The Term Loan Facility is a two-year senior unsecured delayed draw term loan facility in the aggregate principal amount of $150 million. The Term Loan Facility is available to be drawn at any time (subject to notice requirements and in minimum amounts), but on no more than three occasions, of which two remain available, and no later than May 31, 2022. The maturity date of the Term Loan Facility is

March 4, 2024. The Term Loan Facility, which will be used for general corporate purposes, including funding Idaho Power's capital projects, provides for the issuance of loans not to exceed the aggregate principal amount of $150 million. At March 31, 2022, $50 million in principal amount had been drawn and was outstanding on the Term Loan Facility.

6. COMMON STOCK

IDACORP Common Stock

During the three months ended March 31, 2022, IDACORP granted 73,131 restricted stock unit awards to employees and issued 42,685 shares of common stock using original issuances of shares pursuant to the IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan, including 7,798 shares of common stock issued to members of the board of directors. As directed by IDACORP, plan administrators of the IDACORP, Inc. Dividend Reinvestment and Stock Purchase Plan and Idaho Power Company Employee Savings Plan used market purchases of IDACORP common stock to acquire shares of IDACORP common stock for the plans.

Restrictions on Dividends

Idaho Power’s ability to pay dividends on its common stock held by IDACORP and IDACORP’s ability to pay dividends on its common stock are limited to the extent payment of such dividends would violate the covenants in their respective credit facilities or Idaho Power’s Revised Code of Conduct. A covenant under IDACORP’s credit facility and Idaho Power’s credit facility requires IDACORP and Idaho Power to maintain leverage ratios of consolidated indebtedness to consolidated total capitalization, as defined therein, of no more than 65 percent at the end of each fiscal quarter. At March 31, 2022, the leverage ratios for IDACORP and Idaho Power were 43 percent and 45 percent, respectively. Based on these restrictions, IDACORP’s and Idaho Power’s dividends were limited to $1.6 billion and $1.4 billion, respectively, at March 31, 2022. There are additional facility covenants, subject to exceptions, that prohibit or restrict the sale or disposition of property without consent and any agreements restricting dividend payments to IDACORP and Idaho Power from any material subsidiary. At March 31, 2022, IDACORP and Idaho Power were in compliance with those financial covenants.

Idaho Power’s Revised Code of Conduct relating to transactions between and among Idaho Power, IDACORP, and other affiliates, which was approved by the IPUC in April 2008, provides that Idaho Power will not pay any dividends to IDACORP that will reduce Idaho Power’s common equity capital below 35 percent of its total adjusted capital without IPUC approval. At March 31, 2022, Idaho Power's common equity capital was 55 percent of its total adjusted capital. Further, Idaho Power must obtain approval from the OPUC before it can directly or indirectly loan funds or issue notes or give credit on its books to IDACORP.

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

7. EARNINGS PER SHARE

The table below presents the computation of IDACORP’s basic and diluted earnings per share for the three months ended March 31, 2022 and 2021 (in thousands, except for per share amounts).

	Three months ended March 31,
	2022	2021
Numerator:
Net income attributable to IDACORP, Inc.	$46,260	$44,831
Denominator:
Weighted-average common shares outstanding - basic	50,632	50,567
Effect of dilutive securities	28	13
Weighted-average common shares outstanding - diluted	50,660	50,580
Basic earnings per share	$0.91	$0.89
Diluted earnings per share	$0.91	$0.89

8. COMMITMENTS

Purchase Obligations

During the three months ended March 31, 2022, Idaho Power entered into:

•one new non-PURPA-qualifying solar facility contract and one replacement PURPA-qualifying hydropower facility contract for an expiring power purchase agreement, which collectively increased Idaho Power's contractual purchase obligations by approximately $86 million over the 20-year term of the contracts; and
•two new contracts to acquire and own battery storage assets, which collectively increased Idaho Power's contractual purchase obligations by approximately $137 million over the 1-year term of the contracts. In March 2022, Idaho Power made payments of $26 million related to this obligation.

Aside from these changes, IDACORP's and Idaho Power's contractual obligations, outside the ordinary course of business, did not change materially from the amounts disclosed in the notes to the consolidated financial statements in the 2021 Annual Report.

Guarantees

Idaho Power guarantees its portion of reclamation activities and obligations at BCC, of which IERCo owns a one-third interest. This guarantee, which is renewed annually with the Wyoming Department of Environmental Quality, was $51.0 million at March 31, 2022, representing IERCo's one-third share of BCC's total reclamation obligation of $153.0 million. BCC has a reclamation trust fund set aside specifically for the purpose of paying these reclamation costs. At March 31, 2022, the value of BCC's reclamation trust fund was $202.2 million. During the three months ended March 31, 2022, the reclamation trust fund made $1.0 million of distributions for reclamation activity costs associated with the BCC surface mine. BCC periodically assesses the adequacy of the reclamation trust fund and its estimate of future reclamation costs. To ensure that the reclamation trust fund maintains adequate reserves, BCC has the ability to, and does, add a per-ton surcharge to coal sales, all of which are made to the Jim Bridger plant. Because of the existence of the fund and the ability to apply a per-ton surcharge, the estimated fair value of this guarantee is minimal.

IDACORP and Idaho Power enter into financial agreements and power purchase and sale agreements that include indemnification provisions relating to various forms of claims or liabilities that may arise from the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnification provisions cannot be reasonably estimated. IDACORP and Idaho Power periodically evaluate the likelihood of incurring costs under such indemnities based on their historical experience and the evaluation of the specific indemnities. As of March 31, 2022, the companies believe the likelihood is remote that IDACORP or Idaho Power would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnification obligations. Neither IDACORP nor Idaho Power has recorded any liability on their respective condensed consolidated balance sheets with respect to these indemnification obligations.

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

IDACORP and Idaho Power are parties to legal claims and legal, tax, and regulatory actions and proceedings in the ordinary course of business and, as noted above, record an accrual for associated loss contingencies when they are probable and reasonably estimable. In connection with its utility operations, Idaho Power is subject to claims by individuals, entities, and governmental agencies for damages for alleged personal injury, property damage, and economic losses, relating to the company’s provision of electric service and the operation of its generation, transmission, and distribution facilities. Some of those claims relate to electrical contacts, service quality, property damage, and wildfires. In recent years, utilities in the western United States have been subject to significant liability for personal injury, loss of life, property damage, trespass, and economic losses, and in some cases, punitive damages and criminal charges, associated with wildfires that originated from utility property, most commonly transmission and distribution lines. Idaho Power has also regularly received claims by governmental agencies and private landowners for damages for fires allegedly originating from Idaho Power’s transmission and distribution system. As of the date of this report, the companies believe that resolution of existing claims will not have a material adverse effect on their respective condensed consolidated financial statements.

Idaho Power is also actively monitoring various pending environmental regulations and executive orders related to environmental matters that may have a significant impact on its future operations. Given uncertainties regarding the outcome, timing, and compliance plans for these environmental matters, Idaho Power is unable to estimate the financial impact of these regulations.

10. BENEFIT PLANS

Idaho Power has a noncontributory defined benefit pension plan (pension plan) and two nonqualified defined benefit plans for certain senior management employees called the Security Plan for Senior Management Employees I and Security Plan for Senior Management Employees II (together, SMSP). Idaho Power also has a nonqualified defined benefit pension plan for directors that was frozen in 2002. Remaining vested benefits from that plan are included with the SMSP in the disclosures below. The benefits under the pension plan are based on years of service and the employee’s final average earnings. Idaho Power also maintains a defined benefit postretirement benefit plan (consisting of health care and death benefits) that covers all employees who were enrolled in the active-employee group plan at the time of retirement as well as their spouses and qualifying dependents. The table below shows the components of net periodic benefit costs for the pension, SMSP, and postretirement benefits plans for the three months ended March 31, 2022 and 2021 (in thousands).

	Pension Plan		SMSP		Postretirement Benefits		Total
	2022	2021	2022	2021	2022	2021	2022	2021
Service cost	$13,164	$13,408	$296	$203	$270	$353	$13,730	$13,964
Interest cost	10,084	9,203	974	889	526	528	11,584	10,620
Expected return on plan assets	(18,037)	(16,021)	—	—	(591)	(601)	(18,628)	(16,622)
Amortization of prior service cost	2	2	70	74	(1)	12	71	88
Amortization of net loss	3,548	5,673	1,057	1,051	(11)	—	4,594	6,724
Net periodic benefit cost	8,761	12,265	2,397	2,217	193	292	11,351	14,774
Regulatory deferral of net periodic benefit cost(1)	(8,373)	(11,695)	—	—	—	—	(8,373)	(11,695)
Previously deferred pension costs recognized(1)	4,288	4,288	—	—	—	—	4,288	4,288
Net periodic benefit cost recognized for financial reporting(1)(2)	$4,676	$4,858	$2,397	$2,217	$193	$292	$7,266	$7,367
 (1) Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, the Idaho portion of net periodic benefit cost is recorded as a regulatory asset and is recognized in the income statement as those costs are recovered through rates.
 (2) Of total net periodic benefit cost recognized for financial reporting, $4.9 million and $4.8 million, respectively, were recognized in "Other operations and maintenance" and $2.4 million and $2.6 million, respectively, were recognized in "Other income, net" on the condensed consolidated statements of income of the companies for the three months ended March 31, 2022 and 2021.

Idaho Power has no minimum contribution requirement to its defined benefit pension plan in 2022 and during the three months ended March 31, 2022, Idaho Power made no contributions. In April 2022, Idaho Power made a $10 million contribution. Idaho Power is considering contributing up to an additional $30 million to its defined benefit pension plan during 2022 in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions, as well as to mitigate the cost of being in an underfunded position. The primary impact of pension contributions is on the timing of cash flows, as the timing of cost recovery lags behind contributions.

Idaho Power also has an Employee Savings Plan that complies with Section 401(k) of the Internal Revenue Code and covers substantially all employees. Idaho Power matches specified percentages of employee contributions to the Employee Savings Plan.

11. INVESTMENTS

Idaho Power has a rabbi trust designated to provide funding for obligations related to the SMSP. During the first quarter of 2022, the rabbi trust purchased $29.7 million of held-to-maturity investments in corporate fixed-income and asset-backed debt securities. Substantially all of these debt securities mature between 2027 and 2037. Held-to-maturity investments are carried at amortized cost, reflecting Idaho Power’s ability and intent to hold the securities to maturity. Held-to-maturity investments are adjusted for the amortization or accretion of premiums or discounts, which are amortized or accreted over the life of the related held-to-maturity security. Such amortization and accretion are included in the “Other income, net” line in the condensed consolidated statements of income. Due to increases in market interest rates in the first quarter of 2022, all held-to-maturity securities were in a gross unrealized holding loss position totaling $1.8 million at March 31, 2022. Based on ongoing credit evaluations of these holdings, Idaho Power does not expect payment defaults or delinquencies and has not recorded an allowance for credit losses for these securities as of March 31, 2022. Refer to Note 13 – “Fair Value Measurement” for additional information relating to the carrying amount and estimated fair value of the securities at the balance sheet date.
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

The table below presents the gains and losses on derivatives not designated as hedging instruments for the three months ended March 31, 2022 and 2021 (in thousands).

		Gain/(Loss) on Derivatives Recognized in Income(1)
	Location of Realized Gain/(Loss) on Derivatives Recognized in Income	Three months ended March 31,
		2022	2021
Financial swaps	Operating revenues	$582	$—
Financial swaps	Purchased power	116	249
Financial swaps	Fuel expense	1,460	733
Forward contracts	Operating revenues	179	47
Forward contracts	Purchased power	(179)	(47)
Forward contracts	Fuel expense	(54)	(1)
(1) Excludes unrealized gains or losses on derivatives, which are recorded on the balance sheet as regulatory assets or regulatory liabilities.

Settlement gains and losses on electricity swap contracts are recorded on the income statement in operating revenues or purchased power depending on the forecasted position being economically hedged by the derivative contract. Settlement gains and losses on contracts for natural gas are reflected in fuel expense. Settlement gains and losses on diesel derivatives are recorded in other O&M expense. See Note 13 - "Fair Value Measurements" for additional information concerning the determination of fair value for Idaho Power’s assets and liabilities from price risk management activities.

Credit Risk

At March 31, 2022, Idaho Power did not have material credit risk exposure from financial instruments, including derivatives. Idaho Power monitors credit risk exposure through reviews of counterparty credit quality, corporate-wide counterparty credit exposure, and corporate-wide counterparty concentration levels. Idaho Power manages these risks by establishing credit and concentration limits on transactions with counterparties and requiring contractual guarantees, cash deposits, or letters of credit from counterparties or their affiliates, as deemed necessary. Idaho Power’s physical power, physical gas, and financial transactions are generally under standardized industry contracts. These contracts contain adequate assurance clauses requiring collateralization if a counterparty has debt that is downgraded below investment grade by at least one rating agency.

Credit-Contingent Features

Certain Idaho Power derivative instruments contain provisions that require Idaho Power's unsecured debt to maintain an investment grade credit rating from Moody's Investors Service and Standard
& Poor's Ratings Services. If Idaho Power's unsecured debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position at March 31, 2022, was $1.8 million. Idaho Power did not post any cash collateral related to this amount. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2022, Idaho Power would have been required to pay or post collateral to its counterparties up to $3.6 million to cover the open liability positions as well as completed transactions that have not yet been paid.

Derivative Instrument Summary

The table below presents the fair values and locations of derivative instruments not designated as hedging instruments recorded on the balance sheets and reconciles the gross amounts of derivatives recognized as assets and as liabilities to the net amounts presented in the balance sheets at March 31, 2022, and December 31, 2021 (in thousands).

		Asset Derivatives				Liability Derivatives
	Balance Sheet Location	Gross Fair Value	Amounts Offset		Net Assets	Gross Fair Value	Amounts Offset	Net Liabilities

March 31, 2022
Current:
Financial swaps	Other current assets	$28,113	$(11,528)	(1)	$16,585	$1,489	$(1,489)	$—
Forward contracts	Other current liabilities	—	—		—	1,924	—	1,924
Long-term:
Financial swaps	Other assets	3,616	(505)	(1)	3,111	345	(345)	—
Forward contracts	Other liabilities	—	—		—	3,674	—	3,674
Total		$31,729	$(12,033)		$19,696	$7,432	$(1,834)	$5,598

December 31, 2021
Current:
Financial swaps	Other current assets	$10,599	$(4,893)	(2)	$5,706	$2,910	$(2,910)	$—
Financial swaps	Other current liabilities	—	—		—	20	—	20
Forward contracts	Other current assets	6	(4)		2	4	(4)	—
Forward contracts	Other current liabilities	—	—		—	1,970	—	1,970
Long-term:
Financial swaps	Other assets	899	(9)		890	9	(9)	—
Financial swaps	Other liabilities	—	—		—	14	—	14
Forward contracts	Other liabilities	—	—		—	3,743	—	3,743
Total		$11,504	$(4,906)		$6,598	$8,670	$(2,923)	$5,747
(1) Current and noncurrent asset derivative amounts offset include $10.0 million and $0.2 million of collateral payable, respectively, at March 31, 2022.
(2) Current asset derivative amounts offset includes $2.0 million of collateral payable at December 31, 2021.

The table below presents the volume of derivative commodity forward contracts and swaps outstanding at March 31, 2022 and 2021 (in thousands of units).

		March 31,
Commodity	Units	2022	2021
Electricity purchases	MWh	538	155
Electricity sales	MWh	128	—
Natural gas purchases	MMBtu	16,635	10,106
Natural gas sales	MMBtu	—	78

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

IDACORP and Idaho Power Level 2 inputs are based on quoted market prices adjusted for location using corroborated, observable market data or using quoted prices which may be in non-active markets.

•      Level 3: Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.

IDACORP’s and Idaho Power’s assessment of a particular input's significance to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy. There were no transfers between levels or material changes in valuation techniques or inputs during the three months ended March 31, 2022.

Certain instruments have been valued using net asset value (NAV) as a practical expedient. These instruments are similar to mutual funds; however, their NAV is generally not published and publicly available, nor are these instruments traded on an exchange. Instruments valued using NAV as a practical expedient are included in the fair value disclosures below; however, in accordance with GAAP are not classified within the fair value hierarchy levels.

The table below presents information about IDACORP’s and Idaho Power’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2022, and December 31, 2021 (in thousands).

	March 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds
IDACORP(1)	$77,838	$—	$—	$77,838	$80,406	$—	$—	$80,406
Idaho Power	21,900	—	—	21,900	10,393	—	—	10,393
Derivatives	19,696	—	—	19,696	6,596	2	—	6,598
Equity securities	22,698	—	—	22,698	54,431	—	—	54,431
IDACORP assets measured at NAV (not subject to hierarchy disclosure)(1)	—	—	—	1,864	—	—	—	1,363
Liabilities:
Derivatives	—	5,598	—	5,598	34	5,713	—	5,747
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

The table below presents the carrying value and estimated fair value of financial instruments that are not reported at fair value, as of March 31, 2022, and December 31, 2021, using available market information and appropriate valuation methodologies (in thousands).

	March 31, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
IDACORP
Assets:
Notes receivable(1)	$3,804	$3,804	$3,804	$3,804
Held-to-maturity securities(1)	29,366	27,521	—	—
Liabilities:
Long-term debt, including current portion(1)	2,050,634	2,166,197	2,000,640	2,381,172
Idaho Power
Assets:
Held-to-maturity securities(1)	29,366	27,521	—	—
Liabilities:
Long-term debt, including current portion(1)	2,050,634	2,166,197	2,000,640	2,381,172
(1) Notes receivable are categorized as Level 3 and held-to-maturity securities and long-term debt are categorized as Level 2 of the fair value hierarchy, as defined earlier in this Note 13 - "Fair Value Measurements."

Notes receivable are related to Ida-West and are valued based on unobservable inputs, including forecasted cash flows, which are partially based on expected hydropower conditions. Held-to-maturity securities are generally valued using quoted prices which may be in non-active markets and are held in a rabbi trust. Long-term debt is not traded on an exchange and is valued using quoted rates for similar debt in active markets. Carrying values for cash and cash equivalents, deposits, customer and other receivables, notes payable, accounts payable, interest accrued, and taxes accrued approximate fair value.

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

	Utility Operations	All Other	Eliminations	Consolidated Total
Three months ended March 31, 2022:
Revenues	$343,921	$367	$—	$344,288
Net income attributable to IDACORP, Inc.	46,214	46	—	46,260
Total assets as of March 31, 2022	7,070,637	274,805	(60,885)	7,284,557
Three months ended March 31, 2021:
Revenues	$315,568	$486	$—	$316,054
Net income attributable to IDACORP, Inc.	44,369	462	—	44,831

15. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

The table below presents changes in components of accumulated other comprehensive income (AOCI), net of tax, during the three months ended March 31, 2022 and 2021 (in thousands). Items in parentheses indicate charges to AOCI.

	Defined Benefit Pension Items
	Three months ended March 31,
	2022	2021
Balance at beginning of period	$(40,040)	$(43,358)
Amounts reclassified out of AOCI	837	836
Balance at end of period	$(39,203)	$(42,522)

The table below presents amounts reclassified out of components of AOCI and the income statement location of those amounts reclassified during the three months ended March 31, 2022 and 2021 (in thousands). Items in parentheses indicate increases to net income.

	Amount Reclassified from AOCI
Details About AOCI	Three months ended March 31,
	2022	2021
Amortization of defined benefit pension items(1)
Prior service cost	$70	$74
Net loss	1,057	1,051
Total before tax	1,127	1,125
Tax benefit(2)	(290)	(289)
Total reclassification for the period, net of tax	$837	$836
(1) Amortization of these items is included in IDACORP's condensed consolidated income statements in other operating expenses and in Idaho Power's condensed consolidated statements of income in other expense, net.
(2) The tax benefit is included in income tax expense in the condensed consolidated statements of income of both IDACORP and Idaho Power.

16. CHANGES IN IDAHO POWER RETAINED EARNINGS

The table below presents changes in Idaho Power retained earnings during the three months ended March 31, 2022 and 2021 (in thousands).

	Three months ended March 31,
	2022	2021
Balance at beginning of period	$1,696,304	$1,599,155
Net income	46,214	44,369
Dividends to parent	(38,198)	(35,941)
Balance at end of period	1,704,320	$1,607,583

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of IDACORP, Inc.:

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of IDACORP, Inc. and subsidiaries (the “Company”) as of March 31, 2022, the related condensed consolidated statements of income, comprehensive income, equity and cash flows for the three-month periods ended March 31, 2022 and 2021, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2021, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated February 17, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 5, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Idaho Power Company:

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Idaho Power Company and subsidiary (the “Company”) as of March 31, 2022, the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2022 and 2021, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2021, and the related consolidated statements of income, comprehensive income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated February 17, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 5, 2022

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in this report, the general financial condition and results of operations for IDACORP, Inc. and its subsidiaries (collectively, IDACORP) and Idaho Power Company and its subsidiary (collectively, Idaho Power) are discussed. While reading the MD&A, please refer to the accompanying condensed consolidated financial statements of IDACORP and Idaho Power. Also refer to "Cautionary Note Regarding Forward-Looking Statements" in this report for important information regarding forward-looking statements made in this MD&A and elsewhere in this report. This discussion updates the MD&A included in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2021 (2021 Annual Report), and should also be read in conjunction with the information in that report. The results of operations for an interim period generally will not be indicative of results for the full year, particularly in light of the seasonality of Idaho Power's sales volumes, as discussed below.

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

EXECUTIVE OVERVIEW

Management's Outlook and Company Initiatives

In the 2021 Annual Report, IDACORP's and Idaho Power's management included a summary of their business strategies for the companies for 2022 and beyond, under the heading "Executive Overview" in the MD&A. As of the date of this report, management's outlook and strategy remain consistent with that discussion, as updated by some of the discussion in this MD&A. Most notably:

•Idaho Power continues to execute on its four strategic areas and initiatives: growing financial strength, improving Idaho Power's core business, enhancing Idaho Power's brand, and focusing on safety and employee engagement.
•Idaho Power continues to expect positive customer growth in its service area. During the first three months of 2022, Idaho Power's customer count grew by over 3,000 customers, and for the twelve months ended March 31, 2022, the customer growth rate was 2.6 percent.
•Idaho Power anticipates substantial capital investments, with expected total capital expenditures of up to $2.8 billion over the five-year period from 2022 (including the expenditures incurred to-date in 2022) through 2026.
•Idaho Power continues to focus on timely recovery of costs and earning a reasonable return on investment, including working to evaluate and ensure that its rate design and regulatory mechanisms more closely reflect the cost to provide electric service.
•Idaho Power is committed to continuing to provide reliable, affordable, safe service to its customers while furthering its environmental, social, and governance initiatives, including the "Clean Today. Cleaner Tomorrow.®" goal to provide Idaho Power's customers with 100-percent clean energy by 2045, as well as water stewardship and environmental projects, and the company’s workforce unity initiatives.

Summary of Financial Results

The following is a summary of Idaho Power's net income, net income attributable to IDACORP, and IDACORP's earnings per diluted share for the three months ended March 31, 2022 and 2021 (in thousands, except earnings per share amounts):

	Three months ended March 31,
	2022	2021
Idaho Power net income	$46,214	$44,369
Net income attributable to IDACORP, Inc.	$46,260	$44,831
Weighted average outstanding shares – diluted	50,660	50,580
IDACORP, Inc. earnings per diluted share	$0.91	$0.89

The table below provides a reconciliation of net income attributable to IDACORP for the three months ended March 31, 2022, from the same period in 2021 (items are in millions and are before related income tax impact unless otherwise noted).

	Three months ended
Net income attributable to IDACORP, Inc. - March 31, 2021		$44.8
Increase (decrease) in Idaho Power net income:
Customer growth, net of associated power supply costs and power cost adjustment mechanisms	3.0
Usage per retail customer, net of associated power supply costs and power cost adjustment mechanisms	9.3
Idaho fixed cost adjustment (FCA) revenues	(5.9)
Retail revenues per megawatt-hour (MWh), net of associated power supply costs and power cost adjustment mechanisms	(1.6)
Transmission wheeling-related revenues	2.0
Other operations and maintenance (O&M) expenses	(6.4)
Other changes in operating revenues and expenses, net	(0.5)
Decrease in Idaho Power operating income	(0.1)
Non-operating expense, net	2.7
Income tax expense	(0.8)
Total increase in Idaho Power net income		1.8
Other IDACORP changes (net of tax)		(0.3)
Net income attributable to IDACORP, Inc. - March 31, 2022		$46.3

IDACORP's net income increased $1.5 million for the first quarter of 2022 compared with the first quarter of 2021, due primarily to higher net income at Idaho Power. At Idaho Power, customer growth increased operating income by $3.0 million in the first quarter of 2022 compared with the first quarter of 2021, as the number of Idaho Power customers grew by approximately 15,300, or 2.6 percent, during the twelve months ended March 31, 2022. Higher sales volumes on a per-customer basis in all customer classes increased operating income by $9.3 million. Colder weather in the first quarter of 2022 when compared with the first quarter of 2021 led residential customers to use more energy per customer for heating. Increased economic activity in Idaho Power's service area also increased usage by commercial and industrial customers in the first quarter of 2022 compared with the first quarter of 2021. Part of the increased economic activity is due to a return to more normal economic conditions for commercial customers in the first quarter of 2022 compared with the first quarter of 2021, which was affected by negative COVID-19-related business conditions. The revenue impact of the increase in sales volumes per customer was partially offset by the FCA mechanism (applicable to residential and small general service customers), which decreased revenues in the first quarter of 2022 by $5.9 million compared with the first quarter of 2021.

Transmission wheeling-related revenues increased $2.0 million during the first quarter of 2022 compared with the first quarter of 2021, as two new long-term wheeling agreements executed in April 2021 contributed to increased wheeling volumes. Also, Idaho Power's open access transmission tariff (OATT) rates were approximately 4 percent higher in the first quarter of 2022 compared with the first quarter of 2021.

Other O&M expenses returned to more normal levels in the first quarter of 2022 compared with the first quarter of 2021, which included reductions in operating and maintenance costs at jointly-owned coal plants and COVID-19-related savings in employee travel and training costs. In addition, the $6.4 million increase in the first quarter of 2022 compared with the first quarter of 2021 was also due to a planned maintenance project at the Langley Gulch natural gas plant and inflationary pressures on labor-related costs, professional services, and supplies.

Non-operating expense, net, decreased $2.7 million in the first quarter of 2022 compared with the first quarter of 2021. Allowance for equity funds used during construction increased as the average construction work in progress balance was higher throughout the first quarter of 2022 compared with the first quarter of 2021. Also, investment income related to life insurance claims in the rabbi trust for Idaho Power's nonqualified defined benefit pension plans increased in the first quarter of 2022 compared with the first quarter of 2021.

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

Existing and sustained growth in customers and peak demand for electricity will require Idaho Power to continue to enhance its power supply, transmission, and distribution infrastructure. Idaho Power's 2021 Integrated Resource Plan (IRP) indicated Idaho Power will have a resource capacity deficit for peak needs of 101 megawatts (MW) in 2023, an additional 85 MW deficit in 2024, and an additional 125 MW deficit in 2025. To help meet peak needs in 2023, Idaho Power has entered into contracts to purchase, own, and operate 120 MW of battery storage assets, and also entered into a 20-year power purchase agreement signed in February 2022 for the output of a planned third-party 40-MW solar facility. In March 2022, Idaho Power filed an application with the IPUC requesting approval of a revised special contract for electric service between Idaho Power and its existing customer Micron Technology, Inc. (Micron) under which Micron would purchase from Idaho Power the energy generated by the solar facility. To help address the capacity deficits projected for 2024 and 2025, Idaho Power has been pursuing multiple options and issued a request for proposals (RFP) in December 2021. Depending on RFP results, timing of project in-service dates, and the outcome of regulatory proceedings, Idaho Power expects it could invest over $400 million in capital expenditures from 2022 through 2025 for resource additions to help meet the projected capacity deficits noted above. For more information on the 2021 IRP, including the load forecast assumptions Idaho Power used in its 2021 IRP, refer to "Resource Planning" in Item 1 - "Business" in Idaho Power's 2021 Annual Report. For more information about forecasted capital expenditures and expected rate base growth, see the "Liquidity and Capital Resources" section of this MD&A.

•Regulation of Rates and Cost Recovery: The prices that Idaho Power is authorized to charge for its electric and transmission service is a critical factor in determining IDACORP's and Idaho Power's results of operations and financial condition. Those rates are established by state regulatory commissions and the FERC and are intended to allow Idaho Power an opportunity to recover its expenses and earn a reasonable return on investment. Idaho Power focuses on timely recovery of its costs through filings with its regulators, working to put in place innovative regulatory mechanisms, and prudent management of expenses and investments. Idaho Power has a regulatory settlement stipulation in Idaho that includes provisions for the accelerated amortization of accumulated deferred investment tax credits (ADITC) to help achieve a minimum 9.4 percent Idaho-jurisdiction return on year-end equity (Idaho ROE). The settlement stipulation also provides for the potential sharing between Idaho Power and its Idaho customers of Idaho-jurisdictional earnings in excess of 10.0 percent of Idaho ROE. The settlement stipulation has no expiration date but the minimum Idaho ROE would revert back to 95 percent of the allowed return on equity in the next Idaho general rate case. The specific terms of the settlement stipulation are described in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2021 Annual Report. With Idaho Power’s anticipated significant infrastructure investments, including those that are intended to help meet projected near-term capacity deficits, Idaho Power believes that the appropriate time to file general rate cases in both Idaho and Oregon is approaching. The expected increase in rate-base eligible assets as these projects are placed into service, along with the significant amounts of capital expenditures Idaho Power has made since its last general rate case filed in 2011, impact Idaho Power’s need to file and the timing of general rate cases. In Idaho, Idaho Power is required to file a notice of its intent to file a general rate case with the IPUC at least 60 days before filing an application for a general rate case, and Idaho Power expects the processing of a general rate case in Idaho would span at least seven months before new rates would be in effect. In Oregon, Idaho Power expects that processing of a general rate case would take approximately ten months.

•Economic Conditions and Loads: Economic conditions impact consumer demand for energy, revenues, collectability of accounts, the volume of wholesale energy sales, and the need to construct and improve infrastructure, purchase power, and implement programs to meet customer load demands. In recent years, Idaho Power has seen significant growth in the number of customers in its service area. Over the twelve months ended March 31, 2022, Idaho Power's customer count grew by 2.6 percent. Idaho Power expects its number of customers to continue to increase in the foreseeable future. Idaho Power also expects that existing and sustained growth in customers and peak demand for electricity will require Idaho Power to continue to enhance its capacity resources, transmission, and distribution infrastructure, including the Boardman-to-Hemingway and Gateway West transmission projects. That growth has resulted in the need for Idaho Power to procure additional sources of energy and capacity to serve growing demand and to maintain system reliability, as noted above. Further, recent changes in the regional transmission markets have constrained the transmission system external to Idaho Power's service area and impacted Idaho Power's ability to import energy from energy markets in the western United States during peak load periods. In order to meet growth in its service area, Idaho Power relies on numerous vendors to provide goods and services, and economic conditions have resulted in inflationary cost increases and supply chain constraints for numerous goods and services. Idaho Power has taken measures to help ensure the availability of supply chain-constrained items, such as distribution transformers and other electrical apparatus that are needed to serve new and existing customers, as it confronts continued strong customer growth amid an uncertain national and global economic environment.

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

Further, as Idaho Power's hydropower facilities comprise over one-half of Idaho Power's nameplate generation capacity, precipitation levels impact the mix of Idaho Power's generation resources. When hydropower generation decreases, Idaho Power must rely on more expensive generation sources and purchased power. When favorable hydropower generating conditions exist for Idaho Power, they also may exist for other Pacific Northwest hydropower facility operators, lowering regional wholesale market prices and impacting the revenue Idaho Power receives from wholesale energy sales. Much of the adverse or favorable impact of this volatility is addressed through the Idaho and Oregon power cost adjustment mechanisms. For 2022, due to relatively low reservoir storage carryover combined with current and forecasted snowpack conditions, Idaho Power expects generation from its hydropower resources to be in the range of 5.0 to 6.5 million MWh, compared with 30-year average total annual hydropower generation of approximately 7.7 million MWh.

•Mitigation of Impact of Fuel and Purchased Power Expense: In addition to hydropower generation, Idaho Power relies significantly on natural gas and coal to fuel its generation facilities and on power purchases in the wholesale markets. Fuel costs are impacted by electricity sales volumes, the terms and conditions of contracts for fuel, Idaho Power's generation capacity, the availability of hydropower generation resources, transmission capacity, energy market prices, and Idaho Power's hedging program for managing fuel costs. Purchased power costs are impacted by the terms and conditions of contracts for purchased power, the rate of expansion of alternative energy generation sources such as wind or solar energy, hydropower generation resource maintenance outages, and wholesale energy market prices. The

Idaho and Oregon power cost adjustment mechanisms mitigate in large part the potential adverse impacts to Idaho Power of fluctuations in power supply costs.

•Regulatory and Environmental Compliance Costs: Idaho Power is subject to extensive federal and state laws, policies, and regulations, as well as regulatory actions and audits by agencies and quasi-governmental agencies, including the FERC, the North American Electric Reliability Corporation, and the Western Electricity Coordinating Council. Compliance with these requirements directly influences Idaho Power's operating environment and affects Idaho Power's operating costs. Energy industry regulators may issue substantial penalties for utilities alleged to have violated reliability and critical infrastructure protection requirements. Moreover, environmental laws and regulations, in particular, may increase the cost of constructing new facilities, may increase the cost of operating generation plants, may require that Idaho Power install additional pollution control devices at existing generating plants, may result in penalties for non-compliance, even where inadvertent, or may require that Idaho Power curtail or cease operating certain generation plants. Idaho Power expects to spend significant amounts on environmental compliance and controls in the next decade. Due to economic factors in part associated with the costs of compliance with environmental regulation, Idaho Power accelerated the retirement date of its jointly-owned coal-fired generating plant in Valmy, Nevada (Valmy), ceasing operations at one unit in 2019 and planning to cease operations at the remaining unit by year-end 2025. Idaho Power's jointly-owned coal plant in Boardman, Oregon, ceased operations as planned in October 2020. In February 2022, Idaho Power filed an updated application with the IPUC requesting, among other things, authorization to allow the Jim Bridger plant to be fully depreciated and recovered by end-of-year 2030. Idaho Power's application is described more fully in the 2021 Annual Report, in Part II, Item 7 - "MD&A - Regulatory Matters."

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

•Wildfire Mitigation Efforts: In recent years, the western United States has experienced an increasing trend in the degree of annual destruction from wildfires. A variety of factors have contributed in varying degrees to this trend including climate change, increased wildland-urban interfaces, historical land management practices, and overall wildland and forest health. While Idaho Power has not experienced to-date the extent of catastrophic wildfires within its service area that have occurred in California and elsewhere in the western United States, Idaho Power is taking a proactive approach to wildfire threat in its service area and transmission corridors. Idaho Power has adopted a Wildfire Mitigation Plan (WMP) that outlines actions Idaho Power is taking or is working to implement in the future to reduce wildfire risk and to strengthen the resiliency of its transmission and distribution system to wildfires. Idaho Power's approach to achieve these objectives includes identifying areas subject to elevated risk; system hardening programs, vegetation management, and field personnel practices to mitigate wildfire risk; incorporating current and forecasted weather and field conditions into operational practices; public safety power shutoff protocols; and evaluating the performance and effectiveness of the strategies identified in the WMP through metrics and monitoring. In June 2021, the IPUC authorized Idaho Power to defer, for future amortization, the Idaho jurisdictional share of actual incremental O&M expenses and depreciation expense of certain capital investments necessary to implement the WMP. The WMP case with the IPUC is described in more detail in Note 3 - "Regulatory Matters" to the consolidated financial statements included in Idaho Power's 2021 Annual Report.

RESULTS OF OPERATIONS

This section of MD&A takes a closer look at the significant factors that affected IDACORP’s and Idaho Power’s earnings during the three months ended March 31, 2022. In this analysis, the results for the three months ended March 31, 2022, are compared with the same period in 2021.

The table below presents Idaho Power’s energy sales and supply (in thousands of MWh) for the three months ended March 31, 2022 and 2021.

	Three months ended March 31,
	2022	2021
Retail energy sales	3,624	3,369
Wholesale energy sales	28	121
Bundled energy sales	372	211
Total energy sales	4,024	3,701
Hydropower generation	1,263	1,426
Coal generation	819	537
Natural gas and other generation	459	641
Total system generation	2,541	2,604
Purchased power	1,782	1,397
Line losses	(299)	(300)
Total energy supply	4,024	3,701

Weather-related information for Boise, Idaho, for the three months ended March 31, 2022 and 2021, is presented in the table below. While Boise, Idaho weather conditions are not necessarily representative of weather conditions throughout Idaho Power's service area, the greater Boise area has the majority of Idaho Power's customers and is included for illustrative purposes.

	Three months ended March 31,
	2022	2021	Normal (2)
Heating degree-days(1)	2,596	2,327	2,405
Cooling degree-days(1)	—	—	—
Precipitation (inches)	2.7	3.8	3.7
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

Sales Volume and Generation: Retail sales volumes increased 8 percent in the first quarter of 2022 compared with the same period in 2021. The number of Idaho Power's customers grew by 2.6 percent over the prior twelve months, contributing to the higher volumes. Colder weather in the first three months of 2022 compared with the first three months of 2021, led residential customers to use 8 percent more energy per customer for heating purposes. Heating degree-days in Boise, Idaho were 12 percent higher during the first three months of 2022, compared with the same period in of 2021, and 8 percent above normal. Usage per industrial customer was 5 percent higher and usage per commercial customer was 4 percent higher than the same period of 2021, primarily due to increased economic activity in Idaho Power's service area.

Total system generation decreased 2 percent for the first quarter of 2022 compared with the same period in 2021. Hydropower generation decreased 11 percent in the first three months of 2022 compared with first three months of 2021, due mostly to less snowpack, carry-over reservoir storage, and precipitation in the Snake River basin. Natural gas generation decreased 28 percent in the first three months of 2022 compared with first three months of 2021, due primarily to a planned maintenance outage at the Langley Gulch natural gas plant. Compared with the first quarter of 2021, the decrease in hydropower and natural gas generation during first quarter of 2022 led to a 53 percent increase in coal generation and an increase in energy purchased from the energy imbalance market in the western United States (Western EIM) and wholesale markets to help meet customer demand. For 2022, Idaho Power expects generation from its hydropower resources to be in the range of 5.0 to 6.5 million MWh, compared with 30-year average total annual generation of approximately 7.7 million MWh, due to less carry-over storage in reservoirs from the prior year and below-normal snowpack.

The financial impacts of fluctuations in wholesale energy sales, purchased power, fuel expense, and other power supply-related expenses are addressed in Idaho Power's Idaho and Oregon power cost adjustment mechanisms, which are described below in "Power Cost Adjustment Mechanisms."

Operating Revenues

Retail Revenues: The table below presents Idaho Power’s retail revenues (in thousands) and MWh sales volumes (in thousands) for the three months ended March 31, 2022 and 2021, and the number of customers as of March 31, 2022 and 2021.

	Three months ended March 31,
	2022	2021
Retail revenues:
Residential (includes $10,093 and $15,822, respectively, related to the FCA)(1)	$169,295	$154,785
Commercial (includes $283 and $482, respectively, related to the FCA)(1)	78,566	72,269
Industrial	49,060	45,430
Irrigation	1,041	1,086
Deferred revenue related to HCC relicensing AFUDC(2)	(2,119)	(2,119)
Total retail revenues	$295,843	$271,451
Volume of retail sales (MWh)
Residential	1,665	1,502
Commercial	1,061	1,003
Industrial	884	852
Irrigation	14	12
Total retail MWh sales	3,624	3,369
Number of retail customers at period end
Residential	508,547	495,096
Commercial	76,309	74,701
Industrial	125	127
Irrigation	21,842	21,624
Total customers	606,823	591,548
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

Changes in rates, changes in customer usage, customer growth, and changes in FCA mechanism revenues are the primary reasons for fluctuations in retail revenues from period to period. The primary influences on customer usage of electricity are weather, economic conditions, and energy efficiency. Extreme temperatures increase sales to customers who use electricity for cooling and heating, while moderate temperatures decrease sales. Precipitation levels and the timing of precipitation during the agricultural growing season also affect sales to customers who use electricity to operate irrigation pumps. Rates are also seasonally adjusted, providing for higher rates during peak load periods, and residential customer rates are tiered, providing for higher rates based on higher levels of usage. The seasonal and tiered rate structures contribute to seasonal fluctuations in revenues and earnings.

Retail revenues increased $24.4 million during the first quarter of 2022 compared with the same period in 2021. The factors affecting retail revenues during the period are discussed below.

•Customers: Customer growth of 2.6 percent during the twelve months ended March 31, 2022, increased retail revenues by $4.8 million in the first quarter of 2022 compared with the same period of 2021.
•Usage: Higher usage (on a per customer basis) in all customer classes increased retail revenues by $17.1 million in the first quarter of 2022 compared with the same period of 2021. Colder temperatures in Idaho Power's service area during the first three months of 2022 compared with the same period of 2021 led to an 8 percent increase in usage per residential customer for heating. Increased economic activity in Idaho Power's service area resulted in 4 percent higher usage per commercial customer and 5 percent higher usage per industrial customer in the first quarter of 2022 compared with the first quarter of 2021. Part of the increased economic activity is due to a return to more normal economic conditions for commercial customers in the first quarter of 2022 compared with the first quarter of 2021, which was affected by negative COVID-19-related business conditions.
•Idaho FCA Revenue: The FCA mechanism, applicable to Idaho residential and small commercial customers, adjusts revenue each year to accrue, or defer, the difference between the authorized fixed-cost recovery amount per customer and the actual fixed costs per customer recovered by Idaho Power through volume-based rates during the year. Higher usage (on a per customer basis) by residential and small general service customers during the first three months of 2022 decreased the amount of FCA revenue accrued by $5.9 million compared with the same period in 2021.
•Rates: Average customer rates, excluding amounts related to the power cost adjustment mechanisms, decreased retail revenues by $0.3 million for the first three months of 2022 compared with the same period in 2021. Customer rates also include the collection from customers of amounts related to the power cost adjustment mechanisms, which increased revenues by $8.7 million in the first quarter of 2022 compared with the same period of 2021. The amount collected from customers in rates under the power cost adjustment mechanisms has relatively little effect on operating income as a corresponding amount is recorded as expense in the same period it is collected through rates.

Wholesale Energy Sales: Wholesale energy sales consist primarily of opportunistic sales of surplus system energy and sales into the Western EIM, and do not include derivative transactions. In the first quarter of 2022, wholesale energy revenues decreased $3.2 million compared with the first quarter of 2021. Wholesale energy sales volumes decreased 77 percent in the first quarter of 2022 compared with the same periods of 2021, as lower system generation and higher retail sales volumes led to less energy available for opportunistic market sales. The financial impacts of fluctuations in wholesale energy sales are largely mitigated by Idaho Power's Idaho and Oregon power cost adjustment mechanisms, which are described below in "Power Cost Adjustment Mechanisms."

Transmission Wheeling-Related Revenues: Transmission wheeling-related revenues increased $2.0 million, or 14 percent, during the first three months of 2022 compared with the first three months of 2021, as two new long-term wheeling agreements executed in April 2021 contributed to increased wheeling volumes. Also, Idaho Power's OATT rates were approximately 4 percent higher in the first quarter of 2022 compared to the first quarter of 2021.

Energy Efficiency Program Revenues: In both Idaho and Oregon, energy efficiency riders fund energy efficiency program expenditures. Expenditures funded through the riders are reported as an operating expense with an equal amount recorded in revenues, resulting in no net impact on earnings. The cumulative variance between expenditures and amounts collected through the rider is recorded as a regulatory asset or liability. A liability balance indicates that Idaho Power has collected more than it has spent and an asset balance indicates that Idaho Power has spent more than it has collected. At March 31, 2022, Idaho Power's energy efficiency rider balances were regulatory assets of $5.2 million in the Idaho jurisdiction and $0.4 million in the Oregon jurisdiction.

Operating Expenses

Purchased Power: The table below presents Idaho Power’s purchased power expenses and volumes for the three months ended March 31, 2022 and 2021 (in thousands, except for per MWh amounts).

	Three months ended March 31,
	2022	2021
Expense
PURPA contracts	$39,997	$43,057
Other purchased power (including wheeling)	45,427	24,931
Total purchased power expense	$85,424	$67,988
MWh purchased
PURPA contracts	608	697
Other purchased power	1,174	700
Total MWh purchased	1,782	1,397
Average cost per MWh from PURPA contracts	$65.78	$61.77
Average cost per MWh from other sources	$38.69	$35.62
Weighted average - all sources	$47.94	$48.67

Purchased power expense increased $17.4 million, or 26 percent, during the first quarter of 2022 compared with the same period of 2021, primarily due to a 28 percent increases in total MWh purchased. Compared with the first quarter of 2021, a decrease in hydropower and natural gas generation during the first quarter of 2022 led to an increase in energy purchased from the Western EIM and wholesale markets to help meet customer demand.

Fuel Expense: The table below presents Idaho Power’s fuel expenses and thermal generation for the three months ended March 31, 2022 and 2021 (in thousands, except for per MWh amounts).

	Three months ended March 31,
	2022	2021
Expense
Coal	$27,659	$16,935
Natural gas	18,043	16,371
Total fuel expense	$45,702	$33,306
MWh generated
Coal	819	537
Natural gas	459	641
Total MWh generated	1,278	1,178
Average cost per MWh - Coal	$33.77	$31.54
Average cost per MWh - Natural gas	$39.31	$25.54
Weighted average, all sources	$35.76	$28.27

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

Fuel expense increased $12.4 million, or 37 percent, in the first quarter of 2022 compared with the first quarter of 2021, primarily due to a 53 percent increase in coal generation and a 54 percent increase in the average cost per MWh of natural gas generation due to higher natural gas market prices. These factors were partially offset by a 28 percent decrease in natural gas generation in the first quarter of 2022 compared with the first quarter of 2021, due primarily to a planned maintenance outage at the Langley Gulch natural gas plant. During the first quarter of 2022, lower hydropower generation and the decrease in natural gas generation led to the increase in coal-fired generation to meet customer demand compared to the same quarter in 2021.

Power Cost Adjustment Mechanisms: Idaho Power's power supply costs (primarily purchased power and fuel expense, less wholesale energy sales) can vary significantly from year to year. Volatility of power supply costs arises from factors such as weather conditions, wholesale market prices, volumes of power purchased and sold in the wholesale markets, Idaho Power's hydropower and thermal generation volumes and fuel costs, generation plant availability, and retail loads. To address the volatility of power supply costs, Idaho Power's power cost adjustment mechanisms in the Idaho and Oregon jurisdictions allow Idaho Power to recover from customers, or refund to customers, most of the fluctuations in power supply costs. The Idaho-jurisdiction power cost adjustment (PCA) includes a cost or benefit sharing ratio that allocates the deviations in net power supply expenses between customers (95 percent) and Idaho Power (5 percent), with the exception of PURPA power purchases and demand response program incentives, which are allocated 100 percent to customers. The Idaho deferral period, or PCA year, runs from April 1 through March 31. Amounts deferred or accrued during the PCA year are primarily recovered or refunded during the subsequent June 1 through May 31 period. Because of the power cost adjustment mechanisms, one of the primary financial impacts of power supply cost variations is that cash is paid out but recovery from customers does not occur until a future period, or cash that is collected is refunded to customers in a future period, resulting in fluctuations in operating cash flows from year to year.

The table that follows presents the components of the Idaho and Oregon power cost adjustment mechanisms for the three months ended March 31, 2022 and 2021 (in thousands).

	Three months ended March 31,
	2022	2021
Power supply cost accrual	$4,483	$15,261
Amortization of prior year authorized balances	(4,883)	(9,590)
Total power cost adjustment expense	$(400)	$5,671

The power supply accruals represent the portion of the power supply cost fluctuations accrued under the power cost adjustment mechanisms. When actual power supply costs are lower than the amount forecasted in power cost adjustment rates, which was the case for all periods presented, most of the difference is accrued as an increase to a regulatory liability or decrease to a regulatory asset. When actual power supply costs are higher than the amount forecasted in power cost adjustment rates, most of the difference is deferred as an increase to a regulatory asset or decrease to a regulatory liability. The amortization of the prior year’s balances represents the offset to the amounts being collected or refunded in the current power cost adjustment year that were deferred or accrued in the prior PCA year.

Idaho Power is currently conducting maintenance and repairs on turbines at some of its generating units, and during the associated unit outages the company will continue to operate its other generating resources and purchase power in the wholesale markets. Power prices are often higher during peak summer months, and particularly later in the day during summer months, so the company is working to complete the maintenance and repairs expeditiously to mitigate the higher power supply costs that could result from the need for wholesale market purchases during peak times. The generation outages from the maintenance and repairs also reduce the ability of Idaho Power to make sales of excess energy into the wholesale markets or into the Western EIM.

Other O&M Expenses: Other O&M expenses returned to more normal levels in the first quarter of 2022 compared with the first quarter of 2021, which included reductions in operating and maintenance costs at jointly-owned coal plants and COVID-19-related savings in employee travel and training costs. In addition, the $6.4 million increase in the first quarter of 2022 compared with the first quarter of 2021 was also due to a planned maintenance project at the Langley Gulch natural gas plant and inflationary pressures on labor-related costs, professional services, and supplies.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Idaho Power continues to pursue significant enhancements to its utility infrastructure in an effort to ensure an adequate supply of electricity, to provide service to new customers, and to maintain system reliability. Idaho Power's existing hydropower and thermal generation facilities also require continuing upgrades and component replacement. Idaho Power anticipates these substantial capital expenditures will continue, with estimated total capital expenditures of up to $2.8 billion over the five-year period from 2022 (including expenditures incurred to-date in 2022) through 2026.

Idaho Power funds its liquidity needs for capital expenditures through cash flows from operations, debt offerings, commercial paper markets, credit facilities, a term loan facility, and capital contributions from IDACORP. Idaho Power periodically files for rate adjustments for recovery of operating costs and capital investments to provide the opportunity to align Idaho Power's earned returns with those allowed by regulators.

As of April 29, 2022, IDACORP's and Idaho Power's access to debt, equity, and credit arrangements included:

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
•IDACORP's and Idaho Power's commercial paper, which may be issued up to an amount equal to the available credit capacity under their respective revolving credit facilities; and
•Idaho Power's $150 million delayed draw term loan facility, of which $100 million remains available to draw by no later than May 31, 2022.

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

Based on planned capital expenditures and other O&M expenses, the companies believe they will be able to meet capital and debt service requirements and fund corporate expenses during at least the next twelve months with a combination of existing cash, operating cash flows generated by Idaho Power's utility business, availability under existing credit and term loan facilities, and access to commercial paper and long-term debt markets.

IDACORP and Idaho Power generally seek to maintain capital structures of approximately 50 percent debt and 50 percent equity, and maintaining this ratio influences IDACORP's and Idaho Power's debt and equity issuance decisions. As of March 31, 2022, IDACORP's and Idaho Power's capital structures, as calculated for purposes of applicable debt covenants, were as follows:

	IDACORP	Idaho Power
Debt	43%	45%
Equity	57%	55%

IDACORP and Idaho Power typically maintain their cash and cash equivalents in highly liquid investments, such as U.S. Treasury Bills, money market funds, and bank deposits.

Operating Cash Flows

IDACORP’s and Idaho Power’s operating cash inflows for the three months ended March 31, 2022, were $93 million and $90 million, respectively, an increase of $9 million for IDACORP and $11 million for Idaho Power, compared with the same period in 2021. With the exception of cash flows related to income taxes, IDACORP's operating cash flows are principally derived from the operating cash flow of Idaho Power. In the first three months of 2022 compared with the same period in 2021, changes in the other current liabilities balance, which includes compensation, customer deposits, accrued interest, and other miscellaneous liabilities, increased operating cash flows by $11 million for IDACORP and Idaho Power, primarily due to the timing of related payments.

Investing Cash Flows

Investing activities consist primarily of capital expenditures related to new construction and improvements to Idaho Power’s generation, transmission, and distribution facilities. IDACORP’s and Idaho Power’s net investing cash outflows for the three months ended March 31, 2022, were $98 million and $95 million, respectively. Investing cash outflows for 2022 and 2021 were primarily for construction of utility infrastructure needed to address Idaho Power’s aging plant and equipment, customer growth, and environmental and regulatory compliance requirements.

Idaho Power has a rabbi trust designated to provide funding for obligations of its nonqualified defined benefit plans. During the first three months of 2022, Idaho Power purchased equity and held-to-maturity securities of $20 million and $30 million, respectively. In addition, Idaho Power received $51 million of proceeds in the rabbi trust from the sales of equity securities during the three months ended March 31, 2022.

Financing Cash Flows

Financing activities provide supplemental cash for both day-to-day operations and capital requirements, as needed. Idaho Power funds liquidity needs for capital investment, working capital, managing commodity price risk, and other financial commitments through cash flows from operations, debt offerings, commercial paper markets, credit facilities, a term loan facility, and capital contributions from IDACORP. IDACORP funds its cash requirements, such as payment of taxes, capital contributions to Idaho Power, and non-utility expenses allocated to IDACORP, through cash flows from operations, commercial paper markets, sales of common stock, and credit facilities.

IDACORP's and Idaho Power's net financing cash inflows for the three months ended March 31, 2022, were $9 million and $12 million, respectively. In March 2022, Idaho Power entered into, and drew $50 million, from a delayed draw term loan facility, due March 2024. Also, in the first quarter of 2022 IDACORP and Idaho Power paid dividends of $38 million.

Financing Programs and Available Liquidity

Term Loan Credit Agreement:

In March 2022, Idaho Power entered into a term loan credit agreement (Term Loan Facility). The Term Loan Facility is a two-year senior unsecured delayed draw term loan facility in the aggregate principal amount of $150 million. The Term Loan Facility is available to be drawn at any time (subject to notice requirements and in minimum amounts), but on no more than three occasions, of which two remain available, and no later than May 31, 2022. The maturity date of the Term Loan Facility is March 4, 2024. The Term Loan Facility, which will be used for general corporate purposes, including funding Idaho Power's capital projects, provides for the issuance of loans not to exceed the aggregate principal amount of $150 million.

The interest rates for any floating rate advances under the Term Loan Facility are based on the highest of (1) the prime commercial lending rate of the lender acting as administrative agent, (2) the federal funds rate, plus 0.5 percent, (3) Term SOFR (as defined in the Term Loan Facility) for a one-month tenor that is published by CME Group Benchmark Administration limited (or the successor administrator of such rate), plus 1%, and (4) zero percent. The interest rates for SOFR Advances (as defined in the Term Loan Facility) will be based on the Term SOFR rate for the borrower-selected period plus the Applicable Margin. The “Applicable Margin” is based on Idaho Power's senior unsecured non-credit enhanced long-term indebtedness credit rating by Moody's Investors Service, Inc., Standard and Poor's Ratings Services, and Fitch Rating Services, Inc., as set forth on a schedule to the Term Loan Facility.

At March 31, 2022, $50 million in principal amount had been drawn and was outstanding on the Term Loan Facility.

IDACORP Equity Programs: IDACORP has no current plans to issue equity securities other than under its equity compensation plans during 2022.

Idaho Power First Mortgage Bonds: Idaho Power's issuance of long-term indebtedness is subject to the approval of the IPUC, OPUC, and Wyoming Public Service Commission (WPSC). In April and May 2019, Idaho Power received orders from the IPUC, OPUC, and WPSC authorizing the company to issue and sell from time to time up to $500 million in aggregate principal amount of debt securities and first mortgage bonds, subject to conditions specified in the orders. Following the April 2020 issuance of Series K medium-term notes and the June 2020 issuance of Series L medium-term notes described in the 2021 Annual Report, in Part II, Item 7 - "MD&A - Liquidity and Capital Resources," $190 million of debt securities remains available for issuance under the orders. Authority from the IPUC is effective through May 31, 2022, subject to extension upon request to the IPUC. The OPUC’s and WPSC’s orders do not impose a time limitation for issuances, but the OPUC order does impose a number of other conditions, including a requirement that the interest rates for the debt securities or first mortgage bonds fall within either (a) designated spreads over comparable U.S. Treasury rates or (b) a maximum all-in interest rate limit of seven percent.

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

The Indenture limits the amount of first mortgage bonds at any one time outstanding to $2.5 billion, and as a result, the maximum amount of additional first mortgage bonds Idaho Power could issue as of March 31, 2022, was limited to approximately $534 million. Idaho Power may increase the $2.5 billion limit on the maximum amount of first mortgage bonds outstanding by filing a supplemental indenture with the trustee as provided in the Indenture of Mortgage and Deed of Trust. Separately, the Indenture also limits the amount of additional first mortgage bonds that Idaho Power may issue to the sum of (a) the principal amount of retired first mortgage bonds and (b) 60 percent of total unfunded property additions, as defined in the Indenture. As of March 31, 2022, Idaho Power could issue approximately $2.1 billion of additional first mortgage bonds based on retired first mortgage bonds and total unfunded property additions.

In May 2022, Idaho Power filed applications with the IPUC, OPUC, and WPSC seeking authority to issue and sell from time to time up to $1.2 billion in aggregate principal amount of debt securities and first mortgage bonds, subject to conditions specified in the orders, which Idaho Power plans to use for general corporate purposes, including funding Idaho Power's capital projects and refinancing of outstanding debt. Idaho Power also intends to enter into a fiftieth supplemental indenture to the Indenture in the second quarter of 2022 to provide for, among other items, the issuance of up to $1.2 billion in aggregate principal amount of first mortgage bonds, secured medium term notes, Series M pursuant to the Indenture, which would include increasing the maximum amount of first mortgage bonds issuable under the Indenture from $2.5 billion as of March 31, 2022, to $3.5 billion.

IDACORP and Idaho Power Credit Facilities: IDACORP and Idaho Power have credit agreements for $100 million and $300 million credit facilities, respectively, which may be used for general corporate purposes and commercial paper back-up. IDACORP's facility permits borrowings under a revolving line of credit of up to $100 million at any one time outstanding, including swingline loans not to exceed $10 million at any one time and letters of credit not to exceed $50 million at any one time. IDACORP's facility may be increased, subject to specified conditions, to $150 million. Idaho Power's facility permits borrowings through the issuance of loans and standby letters of credit of up to $300 million at any one time outstanding, including swingline loans not to exceed $30 million at any one time and letters of credit not to exceed $50 million at any one time outstanding. Idaho Power's facility may be increased, subject to specified conditions, to $450 million. The credit facilities currently provide for a maturity date of December 6, 2025, though IDACORP and Idaho Power may request up to two-one-year extensions of the credit agreements, subject to certain conditions. Other terms and conditions of the credit facilities are described in the 2021 Annual Report, in Part II, Item 7 - "MD&A - Liquidity and Capital Resources."

Each facility contains a covenant requiring each company to maintain a leverage ratio of consolidated indebtedness to consolidated total capitalization equal to or less than 65 percent as of the end of each fiscal quarter. In determining the leverage ratio, "consolidated indebtedness" broadly includes all indebtedness of the respective borrower and its subsidiaries, including, in some instances, indebtedness evidenced by certain hybrid securities (as defined in the credit agreement). "Consolidated total capitalization" is calculated as the sum of all consolidated indebtedness, consolidated stockholders' equity of the borrower and its subsidiaries, and the aggregate value of outstanding hybrid securities. At March 31, 2022, the leverage ratios for IDACORP and Idaho Power were 43 percent and 45 percent, respectively. IDACORP's and Idaho Power's ability to utilize the credit facilities is conditioned upon their continued compliance with the leverage ratio covenants included in the credit facilities. There are additional covenants, subject to exceptions, that prohibit certain mergers, acquisitions, and investments, restrict the creation of certain liens, and prohibit entering into any agreements restricting dividend payments from any material subsidiary.

At March 31, 2022, IDACORP and Idaho Power believed they were in compliance with all facility covenants. Further, IDACORP and Idaho Power do not anticipate they will be in violation or breach of their respective debt covenants during 2022.

Without additional approval from the IPUC, the OPUC, and the WPSC, the aggregate amount of short-term borrowings up to three years by Idaho Power at any one time outstanding may not exceed $450 million. Idaho Power has obtained approval of the IPUC, the OPUC, and the WPSC for the issuance of short-term borrowings through December 2026.

IDACORP and Idaho Power Commercial Paper: IDACORP and Idaho Power have commercial paper programs under which they issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time not to exceed the available capacity under their respective revolving credit facilities, described above. IDACORP's and Idaho Power's revolving credit facilities are available to the companies to support borrowings under their commercial paper programs. The commercial paper issuances are used to provide an additional financing source for the companies' short-term liquidity needs. The maturities of the commercial paper issuances will vary but may not exceed 270 days from the date of issue. Individual instruments carry a fixed rate during their respective terms, although the interest rates are reflective of current market conditions, subjecting the companies to fluctuations in interest rates.

Available Short-Term Borrowing Liquidity

The table below outlines available short-term borrowing liquidity as of the dates specified (in thousands).

	March 31, 2022		December 31, 2021
	IDACORP(2)	Idaho Power	IDACORP(2)	Idaho Power
Revolving credit facility	$100,000	$300,000	$100,000	$300,000
Commercial paper outstanding	—	—	—	—
Identified for other use(1)	—	(24,245)	—	(24,245)
Net balance available	$100,000	$275,755	$100,000	$275,755
(1) Port of Morrow and American Falls bonds that Idaho Power could be required to purchase prior to maturity under the optional or mandatory purchase provisions of the bonds, if the remarketing agent for the bonds is unable to sell the bonds to third parties.
(2) Holding company only.

On April 29, 2022, IDACORP had no loans outstanding under its revolving credit facilities and had no commercial paper outstanding. Idaho Power also had no loans outstanding under its revolving credit facilities and no commercial paper outstanding at that date. During the three months ended March 31, 2022, IDACORP and Idaho Power issued no short-term commercial paper.

Impact of Credit Ratings on Liquidity and Collateral Obligations

IDACORP’s and Idaho Power’s access to capital markets, including the commercial paper market, and their respective financing costs in those markets, depend in part on their respective credit ratings. There have been no changes to IDACORP's or Idaho Power's ratings by Standard & Poor’s Ratings Services (S&P) or Moody’s Investors Service (Moody's) from those included in the 2021 Annual Report. However, any rating can be revised upward or downward or withdrawn at any time by a rating agency if it decides that the circumstances warrant the change. In June 2021, Moody's rating outlooks for IDACORP and Idaho Power were modified to negative, from stable, due to Moody's perception of the companies' financial profile relative to its A-rated peers. Moody's rating outlook indicated that it expected that IDACORP and Idaho Power would not take any material actions to improve their cash flows over the following 12-18 months. As disclosed in the 2021 Annual Report, Moody's credit ratings of IDACORP and Idaho Power are currently higher than the similar ratings of S&P. Were IDACORP’s and Idaho Power’s credit ratings at Moody’s to decrease to a similar level as S&P, the companies’ credit ratings would nonetheless remain investment grade and the companies do not believe it would have a material impact on their liquidity nor access to debt capital. Moody’s credit ratings of Baa3 and above are considered to be investment grade, or prime, ratings.

Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties. As of March 31, 2022, Idaho Power had posted no cash performance assurance collateral related to these contracts. Should Idaho Power experience a reduction in its credit rating on its unsecured debt to below investment grade, Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral, and counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions. Based upon Idaho Power’s current energy and fuel portfolio and market conditions as of March 31, 2022, the amount of additional collateral that could be requested upon a downgrade to below investment grade is approximately $12.8 million. To minimize capital requirements, Idaho Power actively monitors its portfolio exposure and the potential exposure to additional requests for performance assurance collateral through sensitivity analysis.

Capital Requirements

Idaho Power's construction expenditures, excluding AFUDC, were $99 million during the three months ended March 31, 2022. The table below presents Idaho Power's estimated accrual-basis additions to electric plant for 2022 (including amounts incurred to-date) through 2026 (in millions of dollars). The amounts in the table exclude AFUDC but include net costs of removing assets from service that Idaho Power expects would be eligible to be included in rate base in future rate case proceedings. However, given the uncertainty associated with the timing of infrastructure projects and associated expenditures, actual expenditures and their timing could deviate substantially from those set forth in the table. The capital expenditure table below assumes among other projects, the construction and ownership of a number of resources identified in Idaho Power's 2021 IRP in order to safely and reliably serve our customers. The timing and amount of actual capital expenditures could be significantly affected by Idaho Power’s ability to timely obtain labor or materials at reasonable costs, supply chain disruptions and delays, inflationary pressures, or other issues, such as alternative resource procurement not in Idaho Power's current plans.

	2022	2023	2024-2026
Expected capital expenditures (excluding AFUDC)	$480-$500	$690-$715	$1,450-$1,550

Major Infrastructure Projects: Idaho Power is engaged in the development of a number of significant projects and has entered into arrangements with third parties concerning joint infrastructure development. The discussion below provides a summary of developments in certain of those projects since the discussion of these matters included in Part II, Item 7 - "MD&A - Capital Requirements" in the 2021 Annual Report. The discussion below should be read in conjunction with that report.

Resource Additions to Address Projected Energy and Capacity Deficits: As noted previously, existing and sustained growth in customers and peak demand for electricity, transmission constraints, and Idaho Power’s planned exit from coal-fired generation, will also require Idaho Power to acquire significant generation and storage resources to meet energy and capacity needs over the next several years. Idaho Power's 2021 IRP indicated Idaho Power could have a resource capacity deficit for peak needs of 101 MW in 2023, an additional 85 MW deficit in 2024, and an additional 125 MW deficit in 2025. To help meet peak needs in 2023, Idaho Power has entered into contracts to purchase, own, and operate 120 MW of battery storage assets, and also entered into a 20-year power purchase agreement signed in February 2022 for the output of a planned third-party 40-MW solar facility. In March 2022, Idaho Power filed an application with the IPUC requesting approval of a revised special contract for electric service between Idaho Power and its existing customer Micron under which Micron would purchase from Idaho Power the energy generated by the solar facility. To help address the capacity deficits projected for 2024 and 2025, Idaho Power has been pursuing multiple options and issued a request for proposals in December 2021. Depending on RFP results, timing of project in-service dates, and the outcome of regulatory proceedings, Idaho Power expects it could invest over $400 million in capital expenditures from 2022 through 2025 for resource additions to help meet the projected capacity deficits noted above.

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

Approximately $129 million, including AFUDC, has been expended on the Boardman-to-Hemingway project through March 31, 2022. Pursuant to the terms of the joint funding arrangements, Idaho Power has received $82 million in reimbursement as of March 31, 2022, from project co-participants for their share of costs. As of the date of this report, no material co-participant reimbursements are outstanding. Joint permitting participants are obligated to reimburse Idaho Power for their share of any future project permitting expenditures or agreed upon early construction expenditures incurred by Idaho Power under the terms of the joint funding agreement.

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

In November 2019, third parties filed a lawsuit in the federal district court of Oregon challenging the BLM and U.S. Forest Service records of decision for the Boardman-to-Hemingway project on several grounds. In August 2021, the federal district court of Oregon dismissed the third party lawsuits challenging the records of decision for the Boardman-to-Hemingway project and the third parties did not file to appeal that decision.

In the separate State of Oregon permitting process, the Oregon Department of Energy issued a Proposed Order in July 2020 that recommends approval of the project to the state's Energy Facility Siting Council (EFSC). The project permit is actively undergoing the EFSC administrative process, and Idaho Power currently expects the EFSC to issue a final order in the second half of 2022.

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

Total cost estimates for the project are between $1.0 billion and $1.2 billion, including Idaho Power's AFUDC. The capital requirements table above includes approximately $380 million of Idaho Power's share of estimated costs (excluding AFUDC) related to the remaining permitting phase, design, material procurement, and construction phases of the project. The preliminary estimates of construction costs could significantly change as the construction timeline nears and as the project participants obtain more detailed information on construction and material costs.

In July 2021, Idaho Power awarded contracts for detailed design, geotechnical investigation, land surveying, and right-of-way option acquisition; and work commenced in the third quarter of 2021. In April 2022, Idaho Power awarded a contract for constructability consulting services. Idaho Power's 2021 IRP included the Boardman-to-Hemingway transmission line in its resource capacity plans for 2026. Given the status of ongoing permitting activities and the construction period, Idaho Power expects the in-service date for the transmission line will be no earlier than 2026.

Gateway West Transmission Line: Idaho Power and PacifiCorp are pursuing the joint development of the Gateway West project, a high-voltage transmission lines project between a substation located near Douglas, Wyoming, and the Hemingway substation located near Boise, Idaho. In January 2012, Idaho Power and PacifiCorp entered a joint funding agreement for permitting of the project. Idaho Power has expended approximately $49 million, including Idaho Power's AFUDC, for its share of the permitting phase of the project through March 31, 2022. As of the date of this report, Idaho Power estimates the total cost for its share of the project (including both permitting and construction) to be between $250 million and $450 million, including AFUDC. Idaho Power's estimated share of ongoing expenditures for the permitting phase of the project (excluding AFUDC) is included in the capital requirements table above. Idaho Power's share of potential early construction costs are excluded from the capital requirements table above because the timing of construction of Idaho Power's portion of the project is uncertain.

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

Defined Benefit Pension Plan Contributions

Idaho Power has no minimum contribution requirement to its defined benefit pension plan in 2022 and during the three months ended March 31, 2022, Idaho Power made no contributions. In April 2022, Idaho Power made a $10 million contribution. Idaho Power is considering contributing up to an additional $30 million to its defined benefit pension plan during 2022 in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions and to mitigate the cost of being in an underfunded position. The primary impact of pension contributions is on the timing of cash flows, as the timing of cost recovery lags behind contributions.

Contractual Obligations

IDACORP’s and Idaho Power’s contractual cash obligations as of March 31, 2022, include long-term debt, interest payments, purchase obligations, pension and post-retirement benefit plans, and other long-term liabilities specific to IDACORP, most of which are discussed throughout this MD&A. Refer to Note 8 – “Commitments” to the condensed consolidated financial statements included in this report for additional information relating to contractual obligations of the companies.

Off-Balance Sheet Arrangements

IDACORP's and Idaho Power's off-balance sheet arrangements have not changed materially from those reported in MD&A in the 2021 Annual Report.

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

Between general rate cases, Idaho Power relies upon customer growth, a FCA mechanism, power cost adjustment mechanisms, tariff riders, and other mechanisms to mitigate the impact of regulatory lag, which refers to the period of time between making an investment or incurring an expense and recovering that investment or expense and earning a return. Management's regulatory focus in recent years has been largely on regulatory settlement stipulations and the design of rate mechanisms. With Idaho Power’s anticipated significant infrastructure investments that are intended to help meet projected near-term capacity deficits, Idaho Power’s evaluations indicate that the appropriate time to file general rate cases in both Idaho and Oregon is approaching. The resulting expected increase in rate-base eligible assets as these projects are placed into service, along with the significant amounts of capital expenditures Idaho Power has made since its last general rate case filed in 2011, will increase and potentially accelerate Idaho Power’s need to file general rate cases.

The outcomes of significant proceedings are described in part in this report and further in the 2021 Annual Report. In addition to the discussion below, which includes notable regulatory developments since the discussion of these matters in the 2021 Annual Report, refer to Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report for additional information relating to Idaho Power's regulatory matters and recent regulatory filings and orders.

Notable Pending Retail Rate Changes

During 2022, Idaho Power filed applications requesting orders authorizing the rate changes summarized in the table below.

Description	Status	Estimated Annual Rate Impact(1)	Notes
Jim Bridger plant accelerated recovery	Amended application filed February 16, 2022; Pending	$27.1 million increase effective June 1, 2022	Amended application contemplates the conversion of units 1 and 2 to natural gas in 2024 and removes from the original application all assets that will remain in service for natural gas operations from the proposed cost recovery mechanism, as described in more detail below.
Power Cost Adjustment Mechanism - Idaho	Filed April 15, 2022; Pending	$103.4 million PCA increase for the period from June 1, 2022, to May 31, 2023	The income statement impact of revenue changes associated with the Idaho PCA mechanism is largely offset by associated increases and decreases in actual power supply costs and amortization of deferred power supply costs. The rate increase reflects a forecasted reduction in low-cost hydroelectric generation as well as higher costs associated with market energy prices and natural gas prices. The filing also includes $0.6 million of 2021 earnings to be shared with customers under the May 2018 Idaho Tax Reform Settlement Stipulation described below.
Fixed Cost Adjustment Mechanism - Idaho	Filed March 15, 2022; Pending	$3.1 million FCA decrease for the period from June 1, 2022, to May 31, 2023	The FCA is designed to remove a portion of Idaho Power’s financial disincentive to invest in energy efficiency programs by partially separating (or decoupling) the recovery of fixed costs from the volumetric kilowatt-hour charge and instead linking it to a set amount per customer.
(1) The annual amount collected in rates is typically not recovered on a straight-line basis (i.e., 1/12th per month), and is instead recovered in proportion to retail sales volumes.

Idaho Earnings Support and Sharing from Idaho Settlement Stipulation

A May 2018 Idaho settlement stipulation related to tax reform (May 2018 Idaho Tax Reform Settlement Stipulation) is described in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2021 Annual Report. IDACORP and Idaho Power believe that the terms allowing additional amortization of ADITC in the settlement stipulations provide the companies with a greater degree of earnings stability than would be possible without the terms of the stipulations in effect. Based on its estimate of full-year 2022 Idaho ROE, in the first quarter of 2022, Idaho Power recorded no additional ADITC amortization or provision against current revenues for sharing of earnings with customers under the May 2018 Idaho Tax Reform Settlement Stipulation. Accordingly, at March 31, 2022, the full $45 million of additional ADITC remains available for future use. Idaho Power also recorded no additional ADITC amortization or provision against revenues for sharing of earnings with customers during the first quarter of 2021, based on its then-current estimate of full-year 2021 Idaho ROE.

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

As noted in the table above, in April 2022, Idaho Power filed an application with the IPUC requesting a $103.4 million net increase in PCA revenues, effective for the 2022-2023 PCA collection period from June 1, 2022, to May 31, 2023. The net increase in PCA revenues reflects a forecasted reduction in low-cost hydroelectric generation as well as higher market energy prices and higher natural gas prices. The filing also includes $0.6 million of 2021 earnings to be shared with customers under the May 2018 Idaho Tax Reform Settlement Stipulation described above. To reduce potential rate impacts on customers, the

IPUC could take rate mitigation measures, such as spreading the recovery of the requested increase over a two-year period. The IPUC has not taken such measures in the past when comparable rate increases were approved, but if taken, rate mitigation measures could affect the timing of Idaho Power's cash recovery of its PCA regulatory asset. As of the date of this report, the IPUC has not yet issued an order on the application.

The following table summarizes the change in deferred (accrued) net power supply costs during the three months ended March 31, 2022 (in millions).

	Idaho	Oregon	Total
Deferred (accrued) net power supply costs at December 31, 2021	$33.8	$(0.3)	$33.5
Current period net power supply costs accrued	(4.4)	—	(4.4)
Prior amounts refunded through rates	4.2	0.1	4.3
SO2 allowance and renewable energy certificate sales	(4.1)	(0.2)	(4.3)
Interest and other	0.7	—	0.7
Deferred (accrued) net power supply costs at March 31, 2022	$30.2	$(0.4)	$29.8

Oregon Resource Procurement Filing

In December 2021, Idaho Power filed an application with the OPUC requesting a waiver of Oregon's competitive bidding rules for Idaho Power's procurement of resources to fill near-term capacity deficits. Specifically, Idaho Power requested the OPUC issue an order waiving Idaho Power’s obligation to comply with the competitive bidding rules for its proposed resource procurement in favor of a modified competitive process and authorizing Idaho Power to move forward expeditiously with resource procurement to meet identified resource needs in 2023, 2024, and 2025. In March 2022, the OPUC issued an order denying Idaho Power's request to waive the competitive bidding rules. As allowed by the OPUC in certain cases, Idaho Power is pursuing an exception and plans to pursue additional exceptions to the competitive bidding rules for certain projects to meet the identified resource needs in 2023, 2024, and 2025.

Filing for Certificate of Public Convenience and Necessity for Battery Storage Projects

In April 2022, Idaho Power filed an application with the IPUC requesting that the IPUC issue a Certificate of Public Convenience and Necessity (CPCN) authorizing Idaho Power to install, own, and operate two battery storage facilities. The 120 MW combined capacity of the two projects is planned to help meet peak energy needs in the summer of 2023 and beyond. The CPCN is intended to allow the IPUC to review the need for the project prior to Idaho Power incurring the bulk of the associated expenses. The IPUC's determination in this matter is pending.

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

In September 2021, the co-owner and operator of the Jim Bridger Plant submitted its IRP to the IPUC that contemplates ceasing coal-fired generation in units 1 and 2 in 2023 and converting those units to natural gas generation by 2024. Idaho Power's 2021 IRP included the same plan. At a public meeting in October 2021, the IPUC approved a joint motion by Idaho Power and the IPUC Staff to suspend the procedural schedule in Idaho Power's rate request case to assess new developments that impact operations at the Jim Bridger plant, citing the potential option to convert the two units to natural gas generation as well as ongoing regional haze compliance discussions. In February 2022, Idaho Power filed a request to resume the procedural schedule with an amended application to the IPUC that contemplates the conversion of units 1 and 2 to natural gas in 2024 and therefore removes from the application all investments for the portion of the plant that will be converted to support gas-fired operations, leaving just coal-related plant investments in the requested regulatory treatment. The updated filing requests authorization to adjust customer rates to recover the associated incremental annual levelized revenue requirement in the aggregate amount of $27.1 million, which included Idaho Power's share of all electric plant in service related to coal-fired operations at the Jim Bridger plant. As of the date of this report, the case remains pending at the IPUC.

Wildfire Mitigation Cost Deferral

In June 2021, the IPUC authorized Idaho Power to defer for future amortization incremental O&M and depreciation expense of certain capital investments necessary to implement the company's WMP. The IPUC also authorized Idaho Power to record these deferred expenses as a regulatory asset until the company can request amortization of the deferred costs in a future IPUC proceeding, at which time the IPUC will have the opportunity to review actual costs and determine the amount of prudently incurred costs that Idaho Power can recover through retail rates. Idaho Power projects spending approximately $47 million in incremental wildfire mitigation-related O&M and roughly $35 million in wildfire mitigation system-hardening capital incremental expenditures over the next five years. The IPUC authorized a deferral period of five years, or until rates go into effect after Idaho Power's next general rate case, whichever is first. As of March 31, 2022, Idaho Power’s deferral of Idaho-jurisdiction costs related to the WMP was $8.8 million.

Industrial Customer Dedicated Renewable Resource

In March 2022, Idaho Power filed an application with the IPUC requesting approval of a revised special contract for electric service between Idaho Power and its existing customer Micron. The application included an arrangement under which Micron would be the purchaser from Idaho Power of the energy generated by a to-be-constructed 40 MW solar facility pursuant to a 20-year power purchase agreement between Idaho Power and a third party. The solar facility is scheduled to begin operating as early as June 2023. Idaho Power also requested in the application revised electric service rates for Micron that include specified new energy rates that incorporate the solar generation and compensation for capacity value and excess renewable energy generation. As of the date of this report, the case remains pending.

Renewable and Other Energy Contracts

Idaho Power has contracts for the purchase of electricity produced by third-party owned generation facilities, most of which produce energy with the use of renewable generation sources such as wind, solar, biomass, small hydropower, and geothermal. The majority of these contracts are entered into as mandatory purchases under PURPA. As of March 31, 2022, Idaho Power had contracts to purchase energy from 129 online PURPA projects. An additional three contracts are with online non-PURPA projects, including the Elkhorn Valley wind project with a 101-MW nameplate capacity.

The following table sets forth, as of March 31, 2022, the resource type and nameplate capacity of Idaho Power's signed agreements for power purchases from PURPA and non-PURPA generating facilities. These agreements have original contract terms ranging from one to 35 years.

Resource Type	On-line (MW)	Under Contract but not yet On-line (MW)	Total Projects under Contract (MW)
PURPA:
Wind	627	—	627
Solar	316	74	390
Hydropower	150	1	151
Other	44	—	44
Total	1,137	75	1,212
Non-PURPA:
Wind	101	—	101
Geothermal	35	—	35
Solar	—	160	160
Total	136	160	296

The projects not yet on-line include one PURPA-qualifying facility hydropower project that is scheduled to be on-line in 2022, two PURPA-qualifying facility solar projects scheduled to be on-line in 2023, and one PURPA-qualifying facility solar project scheduled to be on-line in 2024. One non-PURPA solar project is scheduled to be online in 2022 and another in 2023.

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

Relicensing of Hydropower Projects

HCC Relicensing: In connection with Idaho Power's efforts to relicense the HCC, Idaho Power's largest hydropower complex and a major relicensing effort, as described in more detail in the 2021 Annual Report in Part II, Item 7 - "Regulatory Matters," Idaho Power filed water quality certification applications, required under Section 401 of the Clean Water Act (CWA), with the states of Idaho and Oregon requesting that each state certify that any discharges from the project comply with applicable state water quality standards. Idaho Power continues to work with the states on measures that will provide reasonable assurance that discharges from the HCC will adequately address applicable water quality standards.

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

In July 2020, Idaho Power submitted to the FERC its supplement to the final license application that incorporated the settlement agreement reached between Idaho and Oregon on the CWA Section 401 certifications and provided feedback on proposed modification of the 2007 final environmental impact statement for the HCC. The July 2020 filing also contained an updated cost analysis of the HCC and a request for the FERC to issue a 50-year license and initiate a supplemental National Environmental Policy Act (NEPA) process at the FERC. Idaho Power prepared draft biological assessments in consultation with the U.S. Fish and Wildlife Service (USFWS) and the National Marine Fisheries Service (NMFS) and filed those with the FERC in October 2020. The draft biological assessments provide information to the USFWS and the NMFS that is necessary to issue their biological opinion as required under the Endangered Species Act (ESA). In December 2020, FERC staff issued six additional information requests (AIRs) from Idaho Power to help with the analysis and baseline for the project moving forward. Idaho Power has filed responses to all six of the AIRs with the FERC. Subsequently, in September 2021 FERC issued ten additional AIRs to clarify the cost of the proposed mitigation measures. Once the FERC has evaluated the additional information, Idaho Power expects it to issue a Notice of Intent indicating what, if any, additional environmental analysis is necessary to issue a license. Idaho Power expects the FERC will also initiate formal ESA consultation with the USFWS and the NMFS. As of the date of this report, Idaho Power believes issuance of a new HCC license by the FERC will be in 2024 or thereafter.

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

Costs for the relicensing of Idaho Power's hydropower projects are recorded in construction work in progress until new multi-year licenses are issued by the FERC, at which time the charges are transferred to electric plant in service. Idaho Power expects to seek recovery of relicensing costs and costs related to a new long-term license through the regulatory process. Relicensing costs of $397 million (including AFUDC) for the HCC were included in construction work in progress at March 31, 2022. As of the date of this report, the IPUC authorizes Idaho Power to include in its Idaho jurisdiction rates $8.8 million of AFUDC annually relating to the HCC relicensing project. Collecting these amounts currently will reduce future collections when HCC relicensing costs are approved for recovery in base rates. As of March 31, 2022, Idaho Power's regulatory liability for collection of AFUDC relating to the HCC was approximately $193 million.

American Falls Relicensing: In April 2020, the FERC formally initiated the relicensing of the American Falls hydropower facility, which is Idaho Power's largest hydropower facility outside of the HCC, with a generating capacity of 92.3 MW. Idaho Power owns the generation facility but not the structural dam itself, which is owned by the U.S. Bureau of Reclamation. The FERC recognized Idaho Power’s pre-application document, including a proposed process plan and schedule, and recognized Idaho Power’s intent to file an application for a license. A final license application is due to the FERC in 2023. The relicensing has begun the process of informal ESA Section 7 consultation with the USFWS and Section 106 of the National Historic Preservation Act consultation with the Idaho State Historic Preservation Office. American Falls' current license expires in 2025, and as of the date of this report, Idaho Power expects the FERC to issue a new license for this facility prior to the existing license's expiration.

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

Current and future environmental laws and regulations could significantly increase the cost of operating fossil fuel-fired generation plants and constructing new generation and transmission facilities, in large part through the substantial cost of permitting activities and the required installation of additional pollution control devices. In many parts of the United States, some higher-cost, high-emission coal-fired plants have ceased operation or the plant owners have announced a near-term cessation of operation, as the cost of compliance makes the plants uneconomical to operate. The decision to cease operations of the Boardman power plant in 2020 was based in part on the significant cost of compliance with environmental laws and regulations. The decision to pursue an end to participation in coal-fired operations at the North Valmy plant was also based primarily on the economics of operating the plant. Beyond increasing costs generally, these environmental laws and regulations could affect IDACORP's and Idaho Power's results of operations and financial condition if the costs associated with these environmental requirements and early plant retirements and new replacement resource costs cannot be fully recovered in rates on a timely basis.

Part I - "Business - Utility Operations - Environmental Regulation and Costs" in the 2021 Annual Report, includes a summary of Idaho Power's expected capital and operating expenditures for environmental matters during the period from 2022 to 2024. Given the uncertainty of future environmental regulations and technological advances, there is uncertainty around near-term estimates, and Idaho Power is also unable to predict its environmental-related expenditures and infrastructure investments beyond 2024, though they could be substantial.

A summary of notable environmental matters (including conditions and events associated with climate change) impacting, or expected to potentially impact, IDACORP and Idaho Power is included in Part II, Item 7 - "MD&A - Environmental Issues" and "MD&A - Liquidity and Capital Resources - Capital Requirements - Environmental Regulation Costs" in the 2021 Annual Report. Developments in certain environmental matters relevant to Idaho Power are described below.

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

In June 2017, the Secretary of the Interior issued an order directing the BLM to review the 2015 sage grouse resource management and land use plan revisions and to identify provisions that may require modification or rescission to address energy and other development of public lands. In March 2019, the BLM issued a record of decision for six EISs that modified the 2015 sage grouse plans to better align the plan with state plans, conservation measures and the Department of the Interior and BLM policy. In October 2019, the U.S. District Court for Idaho placed a preliminary injunction on the implementation of the BLM's March 2019 plans. In order to address the concerns contained in the preliminary injunction, BLM initiated a supplemental EIS process that was completed in November 2020. A record of decision for the 2020 supplemental EIS was signed in January 2021. In November 2021, the BLM issued a notice of intent to address the management of sage grouse and sagebrush habitat on BLM-managed public lands in Idaho and Oregon, among other states, through a land use planning initiative. In February 2022, BLM issued a notice of intent to amend its land use plans regarding sage grouse conservation and prepare associated EISs, soliciting public comments on the planning initiative.

As of the date of this report, the above lawsuits are stayed as the parties and the courts have agreed that the processes initiated by the BLM may result in further administrative actions that could remove the need for the lawsuits.

Changes to NEPA: In July 2020, the previous Presidential Administration's Council on Environmental Quality (CEQ) announced its final rule to narrow federal agencies' NEPA obligations (2020 NEPA Rule), which had the potential to expedite and reduce the cost of Idaho Power's permitting and right-of-way processes. NEPA applies to Idaho Power’s transmission and distribution lines that are located on federal land, as well as other company activities involving federal actions. Under Executive Order 13990 issued in January 2021, the current Presidential Administration’s CEQ was tasked with reviewing the 2020 NEPA Rule. In October 2021, the CEQ published a notice of proposed rulemaking to reverse the more narrow 2020 NEPA Rule, with minor modifications (2021 NEPA Rule). In April 2022, the CEQ published a final rule consistent with the proposed 2021 NEPA Rule, that restores the requirement that federal agencies consider all indirect and cumulative environmental impacts of infrastructure projects in their decision-making, among other things, which could delay and increase the cost of Idaho Power’s infrastructure projects. Also in April 2022, the current Presidential Administration announced that the CEQ will propose a second phase of changes to NEPA that are aimed at further climate change related reform.

Clean Air Act Matters

Regional Haze Rules: In accordance with federal regional haze rules under the CAA, coal-fired utility boilers are subject to regional haze - best available retrofit technology (RH BART) if they were built between 1962 and 1977 and affect any "Class I" (wilderness) areas. This includes all units at the Jim Bridger plant. In December 2009, the WDEQ issued a RH BART permit to PacifiCorp as the operator of the Jim Bridger plant. As part of the WDEQ's long term strategy for regional haze, the permit required that PacifiCorp install selective catalytic reduction equipment for nitrogen oxide (NOx) control at Jim Bridger units 3 and 4 by December 31, 2015, and December 31, 2016, respectively, which has been completed, and submit an application by December 31, 2017, to install add-on NOx controls at Jim Bridger unit 2 by 2021 and unit 1 by 2022, which was submitted in December 2017. PacifiCorp has been negotiating with the WDEQ since 2009 to settle on terms of the timing and nature of controls for the Jim Bridger plant units. More information on the history of the permitting process for the Jim Bridger plant is included in Part II, Item 7 - "MD&A - Environmental Issues" in the 2021 Annual Report.

On December 27, 2021, Wyoming Governor Gordon issued a temporary emergency suspension of Wyoming’s existing state implementation plan (SIP) that allows Jim Bridger unit 2 to continue to operate through the end of April 2022. On January 12, 2022, the U.S. Environmental Protection Agency (EPA) issued a proposed rule that, if adopted, would disapprove the 2019 proposed SIP revision, and the proposed rule was published in the Federal Register on January 18, 2022. Comments on the proposed disapproval were due by February 17, 2022, and as of the date of this report, the proposed EPA rule is pending. On February 14, 2022, the State of Wyoming filed a complaint against PacifiCorp as well as a negotiated consent decree with PacifiCorp in Wyoming state court for the threat of non-compliant operation of Jim Bridger units 1 and 2 (February Consent Decree). The consent decree requires that PacifiCorp (1) submit a revised permit application and request a SIP revision that would reflect a natural gas conversion of both units; and (2) propose an RFP for carbon capture technology at units 3 and 4. As of the date of this report, the revised permit application and RFP are pending.

On March 22, 2022, Idaho Power submitted comments to the WDEQ in support of WDEQ's analysis that no additional requirements are necessary at the Jim Bridger plant to meet air quality standards. Idaho Power's comments included a recommendation that WDEQ include the terms of the February Consent Decree in the SIP for the EPA's approval. As of the date of the report, PacifiCorp is working with the EPA on an administrative compliance order on consent to address operations at the plant after the expiration date of the Wyoming Governor's suspension of the SIP in order to comply with reliability and regulatory requirements.

On April 6, 2022, the EPA issued a proposed rule under the CAA called the Federal Implementation Plan Addressing Regional Ozone Transport for the 2015 National Ambient Air Quality Standards (CSAPR) to establish NOx emissions budgets requiring fossil fuel-fired power plants to participate in an allowance based ozone season trading program beginning in 2023. Idaho Power believes that the proposed rule may impact operations at the Jim Bridger plant, but as of the date of this report, the company is still evaluating the specific impacts to the plant and how the CSAPR will interact with the SIP and February Consent Decree between Wyoming and PacifiCorp.

Clean Water Act Matters

Definition of “Waters of the United States” Under the CWA: In August 2015, the EPA and U.S. Army Corps of Engineers (USACE) final rule defining the phrase "waters of the United States" (WOTUS) under the CWA became effective (WOTUS Rule). Idaho Power believes that the 2015 rule potentially expanded federal jurisdiction under the CWA beyond traditional navigable waters, interstate waters, territorial seas, tributaries, and adjacent wetlands, to a number of other waters, including waters with a "significant nexus" to those traditional waters. The WOTUS Rule was widely challenged in both federal district and circuit courts. In January 2020, the EPA and USACE finalized the first of a two-part rule to repeal the WOTUS Rule and set new and more expansive standards for determining which waters are subject to the CWA, which substantially restored the definitions and guidance used prior to the WOTUS Rule. In April 2020, the EPA and USACE published the second part of the final rule to replace the WOTUS Rule with the "Navigable Waters Protection Rule" that provides a final definition of "waters of the United States," which ultimately narrows the scope of waters subject to federal regulation under the CWA. The Navigable Waters Protection Rule became effective in June 2020. In December 2021, in response to the January 2021 Executive Orders, the EPA and USACE published a proposed rule, subject to a comment period that ended in February 2022, that restores the protections in place prior to the WOTUS Rule and establishes a new expansive definition of "waters of the United States."

In January 2022, the U.S. Supreme Court agreed to review a challenge to the EPA’s assertion of jurisdiction over certain wetlands because the wetlands are WOTUS under a standard described in a prior U.S. Supreme Court decision. While it remains unclear what the court will review, it could clarify the definition of WOTUS, or focus on the narrower question of when wetlands constitute WOTUS. The EPA has not indicated whether it plans to alter the rulemaking timeline in light of the pending U.S. Supreme Court proceedings, but EPA officials indicated that they intend to continue moving forward with the regulatory process. If the court opines on relevant statutory language before the EPA finalizes a new definition of WOTUS, the EPA may need to consider the court’s interpretation in their regulations.

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

In July 2020, the EPA published a rule amending regulations intended to implement the CWA Section 401 water quality certification process (July 2020 Rule). The rule clarifies that a state must issue its water quality certification within a reasonable time period, up to one year from the certification request, and limits the scope of the certification to jurisdictional water quality matters. Further, the new regulations make clear that federal agencies, not the state departments of environmental quality, will enforce the certification conditions. The July 2020 Rule became effective in September 2020 (2020 CWA Section 401 Order). In October 2021, the U.S. District Court for the Northern District of California (Ninth Circuit) issued an order remanding and vacating the 2020 CWA Section 401 Order, which order applies nationwide, and requires a temporary return to the EPA's previous Section 401 of the CWA in effect since 1979. In April 2022, the U.S. Supreme Court stayed the vacatur imposed by the Ninth Circuit, and the EPA filed a notice of intent to repeal the July 2020 Rule. While the EPA finalizes a new certification rule, Idaho Power plans to continue to operate under the current CWA Section 401 regulations as described above.

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

CWA Permitting: Idaho Power's hydropower generation facilities are subject to compliance and permitting obligations under the CWA. Idaho Power has been engaged for several years with the EPA, and is now engaged with the Idaho Department of Environmental Quality (IDEQ), regarding Idaho Power's CWA permitting obligations and compliance status for those facilities. Idaho Power has in the past, and expects in the future, to incur costs and expenses associated with those permitting and compliance obligations. Idaho Power also expects to incur additional expenses associated with the relicensing of its hydroelectric facilities, as discussed elsewhere in this report.

On April 7, 2022, Idaho Power and the IDEQ entered into a consent judgment in the district courts for the third, fourth, fifth, and sixth judicial districts of the State of Idaho to resolve a permitting issue related to 15 of Idaho Power’s hydroelectric projects that requires Idaho Power to pay a $1.1 million fine, implement interim measures for compliance, and ultimately submit applications for new permits at each of the dams subject to the consent judgment. Due to a misinterpretation, the EPA cancelled water discharge permits in the mid-1990’s, and Idaho Power recently determined that those permits are applicable for operation of the dams. However, Idaho Power believes that the dams would have been in compliance with the earlier permits had they remained in place.

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

IDACORP’s and Idaho Power’s critical accounting policies are reviewed by the audit committees of the boards of directors. These policies have not changed materially from the discussion of those policies included under "Critical Accounting Policies and Estimates" in the 2021 Annual Report.

Recently Issued Accounting Pronouncements

There have been no recently issued accounting pronouncements that have had or are expected to have a material impact on IDACORP's or Idaho Power's condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IDACORP is exposed to market risks, including changes in interest rates, changes in commodity prices, credit risk, and equity price risk. The following discussion summarizes material changes in these risks since December 31, 2021, and the financial instruments, derivative instruments, and derivative commodity instruments sensitive to changes in interest rates, commodity prices, and equity prices that were held at March 31, 2022. IDACORP has not entered into any of these market-risk-sensitive instruments for trading purposes.

Interest Rate Risk

IDACORP manages interest expense and short- and long-term liquidity through a combination of fixed rate and variable rate debt. Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly-rated financial institutions may be used to achieve the desired combination.

Variable Rate Debt: As of March 31, 2022, IDACORP had no net variable rate debt, as the carrying value of short-term investments exceeded the carrying value of outstanding variable rate debt.

Fixed Rate Debt: As of March 31, 2022, IDACORP had $2.0 billion in fixed rate debt, with a fair market value of approximately $2.1 billion. These instruments are fixed rate and, therefore, do not expose the companies to a loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $196 million if market interest rates were to decline by one percentage point from their March 31, 2022, levels.

Commodity Price Risk

IDACORP's exposure to changes in commodity prices is related to Idaho Power's ongoing utility operations that produce electricity to meet the demand of its retail electric customers. These changes in commodity prices are mitigated in large part by Idaho Power's Idaho and Oregon power cost adjustment mechanisms. To supplement its generation resources and balance its supply of power with the demand of its retail customers, Idaho Power participates in the wholesale marketplace. IDACORP's commodity price risk as of March 31, 2022, had not changed materially from that reported in Item 7A of IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2021 (2021 Annual Report). Information regarding Idaho Power’s use of derivative instruments to manage commodity price risk can be found in Note 12 - "Derivative Financial Instruments" to the condensed consolidated financial statements included in this report.

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

The use of performance assurance collateral in the form of cash, letters of credit, or guarantees is common industry practice. Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties. As of March 31, 2022, Idaho Power had posted no performance assurance collateral related to these contracts. Should Idaho Power experience a reduction in its credit rating on Idaho Power's unsecured debt to below investment grade Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral. Counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions. Based upon Idaho Power's energy and fuel portfolio and market conditions as of

March 31, 2022, the amount of collateral that could be requested upon a downgrade to below investment grade was approximately $12.8 million. To minimize capital requirements, Idaho Power actively monitors the portfolio exposure and the potential exposure to additional requests for performance assurance collateral calls through sensitivity analysis.

IDACORP's credit risk related to uncollectible accounts, net of amounts reserved, as of March 31, 2022, had not changed materially from that reported in Item 7A of the 2021 Annual Report, except as disclosed in Note 4 - "Revenues" to the condensed consolidated financial statements included in this report. Additional information regarding Idaho Power’s management of credit risk and credit contingent features can be found in Note 12 - "Derivative Financial Instruments" to the condensed consolidated financial statements included in this report.

Equity Price Risk

IDACORP is exposed to price fluctuations in equity markets, primarily through Idaho Power's defined benefit pension plan assets, a mine reclamation trust fund owned by an equity-method investment of Idaho Power, and other equity security investments at Idaho Power. The equity securities held by the pension plan and in such accounts are diversified to achieve broad market participation and reduce the impact of any single investment, sector, or geographic region. Idaho Power has established asset allocation targets for the pension plan holdings, which are described in Note 10 - "Benefit Plans" to the consolidated financial statements included in the 2021 Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

IDACORP: The Chief Executive Officer and the Chief Financial Officer of IDACORP, based on their evaluation of IDACORP’s disclosure controls and procedures (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (Exchange Act)) as of March 31, 2022, have concluded that IDACORP’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective as of that date.

Idaho Power: The Chief Executive Officer and the Chief Financial Officer of Idaho Power, based on their evaluation of Idaho Power’s disclosure controls and procedures (pursuant to Rule 13a-15(b) of the Exchange Act) as of March 31, 2022, have concluded that Idaho Power’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective as of that date.

Changes in Internal Control over Financial Reporting

There have been no changes in IDACORP's or Idaho Power's internal control over financial reporting during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, IDACORP's or Idaho Power's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 7, 2022, Idaho Power and the Idaho Department of Environmental Quality entered into a consent judgment in the District Courts for the Third, Fourth, Fifth, and Sixth Judicial Districts of the State of Idaho to resolve a permitting issue related to 15 of Idaho Power’s hydroelectric projects that requires Idaho Power to pay a $1.1 million fine, implement interim measures for compliance, and ultimately submit applications for new permits at each of the dams subject to the consent judgment. Due to a misinterpretation, the EPA cancelled water discharge permits in the mid-1990’s, and Idaho Power recently determined that those permits are applicable for operation of the dams. However, Idaho Power believes that the dams would have been in compliance with the earlier permits had they remained in place.

ITEM 1A. RISK FACTORS

The factors discussed in Part I - Item 1A - "Risk Factors" in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2021, could materially affect IDACORP’s and Idaho Power's business, financial condition, or future results. In addition to those risk factors and other risks discussed in this report, see "Cautionary Note Regarding Forward-Looking Statements" in this report for additional factors that could have a significant impact on IDACORP's or Idaho Power's operations, results of operations, or financial condition and could cause actual results to differ materially from those anticipated in forward-looking statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Restrictions on Dividends

See Note 6 - "Common Stock" to the condensed consolidated financial statements included in this report for a description of restrictions on IDACORP's and Idaho Power's payment of dividends.

Issuer Purchases of Equity Securities

IDACORP did not repurchase any shares of its common stock during the quarter ended March 31, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 of this report, which is incorporated herein by reference.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed or furnished, as applicable, with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2022:

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith

10.1 [1]	Sixth Amendment to the Idaho Power Company Employee Savings Plan, executed March 7, 2022 and effective January 1, 2020					X
10.2	Term Loan Credit Agreement, dated March 4, 2022, among Idaho Power Company, Wells Fargo Bank, National Association, as administrative agent, and U.S. Bank National Association	8-K	1-14465, 1-3198	10.1	3/4/2022
15.1	Letter Re: Unaudited Interim Financial Information					X
15.2	Letter Re: Unaudited Interim Financial Information					X
31.1	Certification of IDACORP, Inc. Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of IDACORP, Inc. Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.3	Certification of Idaho Power Company Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.4	Certification of Idaho Power Company Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of IDACORP, Inc. Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of IDACORP, Inc. Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.3	Certification of Idaho Power Company Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.4	Certification of Idaho Power Company Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
95.1	Mine Safety Disclosures					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)					X
(1) Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

IDACORP, INC.
(Registrant)

Date:	May 5, 2022	By:	/s/ Lisa A. Grow
Lisa A. Grow
President and Chief Executive Officer

Date:	May 5, 2022	By:	/s/ Brian R. Buckham
Brian R. Buckham
Senior Vice President and Chief Financial Officer

IDAHO POWER COMPANY
(Registrant)

Date:	May 5, 2022	By:	/s/ Lisa A. Grow
Lisa A. Grow
President and Chief Executive Officer

Date:	May 5, 2022	By:	/s/ Brian R. Buckham
Brian R. Buckham
Senior Vice President and Chief Financial Officer