Form 10-Q
period 2022-06-30
IDACORP INC; IDAHO POWER CO
filed 2022-08-04
CIK 1057877, 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from __________ to __________
	Exact name of registrants as specified	I.R.S. Employer
Commission File	in their charters, address of principal	Identification
Number	executive offices, zip code and telephone number	Number
1-14465	IDACORP, Inc.	82-0505802
1-3198	Idaho Power Company	82-0130980

1221 W. Idaho Street
Boise,	Idaho	83702-5627
(208)	388-2200

State of Incorporation:	Idaho

None
Former name, former address and former fiscal year, if changed since last report.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	IDA	New York Stock Exchange

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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).
IDACORP, Inc.: Yes ☐ No X       Idaho Power Company: Yes ☐ No X

Number of shares of common stock outstanding as of July 29, 2022:
IDACORP, Inc.:        50,560,040
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

COMMONLY USED TERMS

The following select abbreviations, terms, or acronyms are commonly used or found in multiple locations in this report:

2021 Annual Report	-	IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2021
ADITC	-	Accumulated Deferred Investment Tax Credits
AFUDC	-	Allowance for Funds Used During Construction
AOCI	-	Accumulated Other Comprehensive Income
BCC	-	Bridger Coal Company, a joint venture of IERCo
BLM	-	U.S. Bureau of Land Management
BPA	-	Bonneville Power Administration
CEQ	-	Council on Environmental Quality
CWA	-	Clean Water Act
EPA	-	U.S. Environmental Protection Agency
ESA	-	Endangered Species Act
FCA	-	Fixed Cost Adjustment
FERC	-	Federal Energy Regulatory Commission
HCC	-	Hells Canyon Complex
IDACORP	-	IDACORP, Inc., an Idaho corporation
Idaho Power	-	Idaho Power Company, an Idaho corporation
Idaho ROE	-	Idaho-jurisdiction return on year-end equity
Ida-West	-	Ida-West Energy, a subsidiary of IDACORP, Inc.
IERCo	-	Idaho Energy Resources Co., a subsidiary of Idaho Power Company
IFS	-	IDACORP Financial Services, a subsidiary of IDACORP, Inc.
IPUC	-	Idaho Public Utilities Commission
IRP	-	Integrated Resource Plan
Jim Bridger plant	-	Jim Bridger generating plant
MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MW	-	Megawatt
MWh	-	Megawatt-hour
NAV	-	Net asset value
NEPA	-	National Environmental Policy Act
NMFS	-	National Marine Fisheries Service
O&M	-	Operations and Maintenance
OATT	-	Open Access Transmission Tariff
OPUC	-	Public Utility Commission of Oregon
PCA	-	Idaho-Jurisdiction Power Cost Adjustment
PCAOB	-	Public Company Accounting Oversight Board (United States)
PURPA	-	Public Utility Regulatory Policies Act of 1978
SEC	-	U.S. Securities and Exchange Commission
SIP	-	State Implementation Plan
SMSP	-	Security Plan for Senior Management Employees
Term Loan Facility	-	Term Loan Credit Agreement
USACE	-	U.S. Army Corps of Engineers
USFWS	-	U.S. Fish and Wildlife Service
Valmy plant	-	Idaho Power's jointly-owned coal-fired generating plant in Valmy, Nevada
Western EIM	-	Energy imbalance market in the western United States
WMP	-	Wildfire Mitigation Plan
WOTUS	-	Waters of the United States
WPSC	-	Wyoming Public Service Commission

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to the historical information contained in this report, this report contains (and oral communications made by IDACORP, Inc. (IDACORP) and Idaho Power Company (Idaho Power) may contain) statements that relate to future events and expectations, such as statements regarding projected or future financial performance, cash flows, capital expenditures, dividends, capital structure or ratios, strategic goals, challenges, objectives, and plans for future operations. Such statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, or future events or performance, often, but not always, through the use of words or phrases such as "anticipates," "believes," "could," "estimates," "expects," "guidance," "intends," "potential," "plans," "predicts," "projects," "may," "may result," "may continue," or similar expressions, are not statements of historical facts and may be forward-looking. Forward-looking statements are not guarantees of future performance and involve estimates, assumptions, risks, and uncertainties that may differ materially from actual results, performance, or outcomes. In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in forward-looking statements include those factors set forth in this report, IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2021, particularly Part I, Item 1A - "Risk Factors" and Part II, Item 7 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of that report, subsequent reports filed by IDACORP and Idaho Power with the U.S. Securities and Exchange Commission (SEC), and the following important factors:
•decisions by the Idaho and Oregon public utilities commissions and the Federal Energy Regulatory Commission that impact Idaho Power's ability to recover costs and earn a return on investment;
•changes to or the elimination of Idaho Power's regulatory cost recovery mechanisms;
•impacts of economic conditions, including an inflationary or recessionary environment and increasing interest rates, on operations and capital investments, supply costs and delays, supply scarcity and shortages, population growth or decline in Idaho Power's service area, changes in customer demand for electricity, revenue from sales of excess power, credit quality of counterparties and suppliers, and collection of receivables;
•changes in residential, commercial, and industrial growth and demographic patterns within Idaho Power's service area, and the associated impacts on loads and load growth, and the availability of regulatory mechanisms that allow for timely cost recovery of those changes through customer rates;
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
•advancement of self-generation, energy storage, energy efficiency, alternative energy sources, and other technologies that may reduce Idaho Power's sale or delivery of electric power or introduce operational or cyber-security vulnerabilities to the power grid;
•expense and risks associated with capital expenditures for, and the permitting and construction of, utility infrastructure that Idaho Power may be unable to complete or that may not be deemed prudent by regulators for cost recovery or a return on investment;
•power demand exceeding supply, resulting in increased costs for purchasing energy and capacity in the market, if available, or acquiring or constructing additional generation resources and battery storage facilities;
•variable hydrological conditions and over-appropriation of surface and groundwater in the Snake River Basin, which may impact the amount of power generated by Idaho Power's hydropower facilities;
•Idaho Power's ability to acquire fuel, power, electrical equipment, and transmission capacity on reasonable terms and prices, particularly in the event of unanticipated or abnormally high resource demands, price volatility, lack of physical availability, transportation constraints, outages due to maintenance or repairs to generation or transmission facilities, disruptions in the supply chain, or credit quality or a lack of credit of counterparties and suppliers;
•disruptions or outages of Idaho Power's generation or transmission systems or of any interconnected transmission systems, which can result in liability for Idaho Power, increase power supply costs and repair expenses, and reduce revenues;
•accidents, electrical contacts, fires (either affecting or caused by Idaho Power facilities or infrastructure), explosions, infrastructure failures, general system damage or dysfunction, and other unplanned events that may occur while operating and maintaining assets, which can cause unplanned outages; reduce generating output, damage company assets, operations, or reputation; subject Idaho Power to third-party claims for property damage, personal injury, or loss of life; or result in the imposition of fines and penalties for which Idaho Power may have inadequate insurance coverage;
•acts or threats of terrorist incidents, acts of war, social unrest, cyber or physical security attacks, and other malicious acts of individuals or groups seeking to disrupt Idaho Power's operations or the electric power grid or compromise data, or the disruption or damage to the companies’ business, operations, or reputation resulting from such events;
•increased purchased power costs and operational and reliability challenges associated with purchasing and integrating intermittent renewable energy sources into Idaho Power's resource portfolio;
•ongoing impacts of COVID-19 and its variants, and government mandates related to COVID-19 vaccines, masking, and testing, on the global and regional economy and on Idaho Power’s employees, customers, contractors, and suppliers, including on loads and revenues, uncollectible accounts, transmission revenues, supply chain availability, attrition of skilled workers, and other aspects of the economy and the companies’ business;
•Idaho Power’s concentration in one industry and one region, and the resulting exposure to regional economic conditions and regional legislation and regulation;
•employee workforce factors, including the operational and financial costs of unionization or the attempt to unionize all or part of the companies’ workforce, the cost and ability to attract and retain skilled workers and third-party contractors, the cost of living and the related impact on recruiting employees, and the ability to adjust to fluctuations in labor costs;
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
•inability to timely obtain and the cost of obtaining and complying with required governmental permits and approvals, licenses, rights-of-way, and siting for transmission and generation projects and hydropower facilities;
•failure to comply with mandatory reliability and cyber and physical security requirements, which may result in penalties, reputational harm, and operational changes;
•ability to obtain debt and equity financing or refinance existing debt when necessary and on favorable terms, which can be affected by factors such as credit ratings, volatility or disruptions in the financial markets, interest rate fluctuations, decisions by the Idaho or Oregon public utility commissions, and the companies' past or projected financial performance;
•ability to enter into financial and physical commodity hedges with creditworthy counterparties to manage price and commodity risk for fuel, power, and transmission, and the failure of any such risk management and hedging strategies to work as intended;
•changes in actuarial assumptions, changes in interest rates, increasing health care costs, and the actual and projected return on plan assets for pension and other post-retirement plans, which can affect future pension and other postretirement plan funding obligations, costs, and liabilities and the companies' cash flows;
•assumptions underlying the coal mine reclamation obligations at Bridger Coal Company and related funding and bonding requirements, and the remediation costs associated with planned exits from participation in Idaho Power's co-owned coal plants;
•ability to continue to pay dividends and achieve target dividend payout ratios based on financial performance, and in light of credit rating considerations, contractual covenants and restrictions, and regulatory limitations; and
•adoption of or changes in accounting policies and principles, changes in accounting estimates, and new SEC or New York Stock Exchange requirements, or new interpretations of existing requirements.

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

IDACORP, Inc.
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Operating Revenues:
Electric utility revenues	$357,668	$359,058	$701,589	$674,625
Other	1,055	1,016	1,422	1,502
Total operating revenues	358,723	360,074	703,011	676,127

Operating Expenses:
Electric utility:
Purchased power	91,727	96,116	177,151	164,104
Fuel expense	34,417	31,191	80,119	64,496
Power cost adjustment	(426)	(7,934)	(825)	(2,263)
Other operations and maintenance	100,556	88,490	192,642	174,148
Energy efficiency programs	6,609	6,658	13,198	15,685
Depreciation	34,830	43,627	79,287	86,942
Other electric utility operating expenses	8,865	9,007	17,765	18,333
Total electric utility operating expenses	276,578	267,155	559,337	521,445
Other	639	515	1,500	1,170
Total operating expenses	277,217	267,670	560,837	522,615

Operating Income	81,506	92,404	142,174	153,512

Nonoperating (Income) Expense:
Allowance for equity funds used during construction	(9,287)	(7,795)	(18,410)	(15,564)
Earnings of unconsolidated equity-method investments	(2,288)	(2,313)	(4,596)	(4,630)
Interest on long-term debt	21,374	21,036	42,443	42,073
Other interest	3,860	3,611	7,675	7,130
Allowance for borrowed funds used during construction	(3,481)	(3,019)	(6,865)	(6,025)
Other income, net	(1,551)	(460)	(3,163)	(702)
Total nonoperating expense, net	8,627	11,060	17,084	22,282

Income Before Income Taxes	72,879	81,344	125,090	131,230

Income Tax Expense	8,291	11,070	14,317	16,156

Net Income	64,588	70,274	110,773	115,074
Income attributable to noncontrolling interests	(301)	(251)	(225)	(220)
Net Income Attributable to IDACORP, Inc.	$64,287	$70,023	$110,548	$114,854

Weighted Average Common Shares Outstanding - Basic	50,668	50,609	50,650	50,588
Weighted Average Common Shares Outstanding - Diluted	50,687	50,622	50,673	50,601
Earnings Per Share of Common Stock:
Earnings Attributable to IDACORP, Inc. - Basic	$1.27	$1.38	$2.18	$2.27
Earnings Attributable to IDACORP, Inc. - Diluted	$1.27	$1.38	$2.18	$2.27

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)

Net Income	$64,588	$70,274	$110,773	$115,074
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $290, $290, $580, and $579, respectively	837	836	1,674	1,672
Total Comprehensive Income	65,425	71,110	112,447	116,746
Income attributable to noncontrolling interests	(301)	(251)	(225)	(220)
Comprehensive Income Attributable to IDACORP, Inc.	$65,124	$70,859	$112,222	$116,526

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2022	December 31, 2021
	(in thousands)
Assets

Current Assets:
Cash and cash equivalents	$237,886	$215,243
Short-term investments	25,000	—
Receivables:
Customer (net of allowance of $3,921 and $4,499, respectively)	90,604	78,819
Other (net of allowance of $441 and $517, respectively)	13,012	14,994
Income taxes receivable	—	14,770
Accrued unbilled revenues	94,757	74,843
Materials and supplies (at average cost)	78,715	77,552
Fuel stock (at average cost)	16,023	18,045
Prepayments	23,301	24,676
Current regulatory assets	98,550	71,223
Other	15,496	5,708
Total current assets	693,344	595,873
Investments	114,048	123,824
Property, Plant and Equipment:
Utility plant in service	6,680,494	6,509,316
Accumulated provision for depreciation	(2,395,644)	(2,298,951)
Utility plant in service - net	4,284,850	4,210,365
Construction work in progress	708,529	670,585
Utility plant held for future use	4,089	4,511
Other property, net of accumulated depreciation	16,983	16,361
Property, plant and equipment - net	5,014,451	4,901,822
Other Assets:
Company-owned life insurance	70,180	67,343
Regulatory assets	1,496,817	1,462,431
Other	63,256	59,222
Total other assets	1,630,253	1,588,996
Total	$7,452,096	$7,210,515

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2022	December 31, 2021
	(in thousands)
Liabilities and Equity

Current Liabilities:
Current maturities of long-term debt	$75,000	$—
Accounts payable	152,569	145,980
Taxes accrued	30,712	14,229
Interest accrued	23,924	23,959
Accrued compensation	49,236	55,666
Current regulatory liabilities	20,101	11,239
Advances from customers	67,400	43,472
Other	30,038	31,079
Total current liabilities	448,980	325,624
Other Liabilities:
Deferred income taxes	828,758	842,375
Regulatory liabilities	794,753	781,695
Pension and other postretirement benefits	521,963	521,462
Other	68,114	63,485
Total other liabilities	2,213,588	2,209,017
Long-Term Debt	2,075,698	2,000,640
Commitments and Contingencies
Equity:
IDACORP, Inc. shareholders’ equity:
Common stock, no par value (120,000 shares authorized; 50,560 and 50,516 shares issued, respectively)	877,362	874,896
Retained earnings	1,867,811	1,833,580
Accumulated other comprehensive loss	(38,366)	(40,040)
Total IDACORP, Inc. shareholders’ equity	2,706,807	2,668,436
Noncontrolling interests	7,023	6,798
Total equity	2,713,830	2,675,234
Total	$7,452,096	$7,210,515

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2022	2021
	(in thousands)
Operating Activities:
Net income	$110,773	$115,074
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81,351	88,889
Deferred income taxes and investment tax credits	(16,953)	(6,169)
Changes in regulatory assets and liabilities	8,658	9,311
Pension and postretirement benefit plan expense	14,484	14,534
Contributions to pension and postretirement benefit plans	(12,122)	(11,957)
Earnings of equity-method investments	(4,596)	(4,630)
Distributions from equity-method investments	4,265	4,100
Allowance for equity funds used during construction	(18,410)	(15,564)
Other non-cash adjustments to net income, net	5,953	4,428
Change in:
Receivables	(13,045)	(15,241)
Accounts payable and other accrued liabilities	(23,439)	2,620
Taxes accrued/receivable	31,253	25,728
Other current assets	(17,044)	(48,206)
Other current liabilities	7,882	5,658
Other assets	(7,590)	(3,285)
Other liabilities	4,535	1,905
Net cash provided by operating activities	155,955	167,195
Investing Activities:
Additions to property, plant and equipment	(194,094)	(128,265)
Payments received from transmission project joint funding partners	5,531	2,253
Investments in affordable housing and other real estate tax credits projects	(2,665)	(10,164)
Distributions from equity-method investments, return of investment	10,335	—
Purchases of equity securities	(27,942)	(392)
Purchases of held-to-maturity securities	(29,692)	—
Proceeds from the sale of equity securities	52,833	3,197
Purchases of short-term investments	(25,000)	(25,000)
Maturities of short-term investments	—	50,000
Other	6,767	1,347
Net cash used in investing activities	(203,927)	(107,024)
Financing Activities:
Issuance of long-term debt	150,000	—
Dividends on common stock	(76,339)	(72,285)
Tax withholdings on net settlements of share-based awards	(2,958)	(3,026)
Debt issuance costs and other	(88)	(11)
Net cash provided by (used in) financing activities	70,615	(75,322)
Net increase (decrease) in cash and cash equivalents	22,643	(15,151)
Cash and cash equivalents at beginning of the period	215,243	275,116
Cash and cash equivalents at end of the period	$237,886	$259,965
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$6,265	$2,880
Interest (net of amount capitalized)	$41,657	$41,626
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$70,063	$30,984

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Common Stock
Balance at beginning of period	$875,067	$868,944	$874,896	$869,235
Share-based compensation expense	2,262	2,140	5,364	4,850
Tax withholdings on net settlements of share-based awards	—	—	(2,958)	(3,026)
Other	33	27	60	52
Balance at end of period	877,362	871,111	877,362	871,111
Retained Earnings
Balance at beginning of period	1,841,644	1,742,994	1,833,580	1,734,103
Net income attributable to IDACORP, Inc.	64,287	70,023	110,548	114,854
Common stock dividends ($0.75, $0.71, $1.50, and $1.42 per share, respectively)	(38,120)	(36,031)	(76,317)	(71,971)
Balance at end of period	1,867,811	1,776,986	1,867,811	1,776,986
Accumulated Other Comprehensive Loss
Balance at beginning of period	(39,203)	(42,522)	(40,040)	(43,358)
Unfunded pension liability adjustment (net of tax)	837	836	1,674	1,672
Balance at end of period	(38,366)	(41,686)	(38,366)	(41,686)
Total IDACORP, Inc. shareholders’ equity at end of period	2,706,807	2,606,411	2,706,807	2,606,411
Noncontrolling Interests
Balance at beginning of period	6,722	6,445	6,798	6,476
Net loss attributable to noncontrolling interests	301	251	225	220
Balance at end of period	7,023	6,696	7,023	6,696
Total equity at end of period	$2,713,830	$2,613,107	$2,713,830	$2,613,107

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)

Operating Revenues	$357,668	$359,058	$701,589	$674,625

Operating Expenses:
Operation:
Purchased power	91,727	96,116	177,151	164,104
Fuel expense	34,417	31,191	80,119	64,496
Power cost adjustment	(426)	(7,934)	(825)	(2,263)
Other operations and maintenance	100,556	88,490	192,642	174,148
Energy efficiency programs	6,609	6,658	13,198	15,685
Depreciation	34,830	43,627	79,287	86,942
Other operating expenses	8,865	9,007	17,765	18,333
Total operating expenses	276,578	267,155	559,337	521,445

Operating Income	81,090	91,903	142,252	153,180

Nonoperating (Income) Expense:
Allowance for equity funds used during construction	(9,287)	(7,795)	(18,410)	(15,564)
Earnings of unconsolidated equity-method investments	(1,784)	(1,743)	(4,265)	(4,293)
Interest on long-term debt	21,374	21,036	42,443	42,073
Other interest	3,854	3,606	7,665	7,120
Allowance for borrowed funds used during construction	(3,481)	(3,019)	(6,865)	(6,025)
Other income, net	(1,337)	(423)	(2,978)	(613)
Total nonoperating expense, net	9,339	11,662	17,590	22,698

Income Before Income Taxes	71,751	80,241	124,662	130,482

Income Tax Expense	9,316	11,419	16,013	17,291

Net Income	$62,435	$68,822	$108,649	$113,191

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)

Net Income	$62,435	$68,822	$108,649	$113,191
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $290, $290, $580, and $579, respectively	837	836	1,674	1,672
Total Comprehensive Income	$63,272	$69,658	$110,323	$114,863

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2022	December 31, 2021
	(in thousands)
Assets

Current Assets:
Cash and cash equivalents	$103,607	$60,075
Receivables:
Customer (net of allowance of $3,921 and $4,499, respectively)	90,604	78,819
Other (net of allowance of $441 and $517, respectively)	12,702	14,134
Income taxes receivable	—	15,328
Accrued unbilled revenues	94,757	74,843
Materials and supplies (at average cost)	78,715	77,552
Fuel stock (at average cost)	16,023	18,045
Prepayments	23,172	24,558
Current regulatory assets	98,550	71,223
Other	15,496	5,708
Total current assets	533,626	440,285
Investments	69,058	77,108
Property, Plant and Equipment:
Plant in service	6,680,494	6,509,316
Accumulated provision for depreciation	(2,395,644)	(2,298,951)
Plant in service - net	4,284,850	4,210,365
Construction work in progress	708,529	670,585
Plant held for future use	4,089	4,511
Other property	4,357	3,647
Property, plant and equipment, net	5,001,825	4,889,108
Other Assets:
Company-owned life insurance	70,180	67,343
Regulatory assets	1,496,817	1,462,431
Other	58,156	54,564
Total other assets	1,625,153	1,584,338
Total	$7,229,662	$6,990,839

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2022	December 31, 2021
	(in thousands)
Liabilities and Equity

Current Liabilities:
Current maturities of long-term debt	$75,000	$—
Accounts payable	152,475	145,871
Accounts payable to affiliates	2,699	2,159
Taxes accrued	29,086	14,316
Interest accrued	23,924	23,959
Accrued compensation	48,948	55,491
Current regulatory liabilities	20,101	11,239
Advances from customers	67,400	43,472
Other	20,552	19,117
Total current liabilities	440,185	315,624
Other Liabilities:
Deferred income taxes	831,492	844,871
Regulatory liabilities	794,753	781,695
Pension and other postretirement benefits	521,963	521,462
Other	67,264	62,245
Total other liabilities	2,215,472	2,210,273
Long-Term Debt	2,075,698	2,000,640
Commitments and Contingencies
Equity:
Common stock, $2.50 par value (50,000 shares authorized; 39,151 shares outstanding)	97,877	97,877
Premium on capital stock	712,258	712,258
Capital stock expense	(2,097)	(2,097)
Retained earnings	1,728,635	1,696,304
Accumulated other comprehensive loss	(38,366)	(40,040)
Total equity	2,498,307	2,464,302
Total	$7,229,662	$6,990,839

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2022	2021
	(in thousands)
Operating Activities:
Net income	$108,649	$113,191
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81,053	88,593
Deferred income taxes and investment tax credits	(19,471)	(5,393)
Changes in regulatory assets and liabilities	8,658	9,311
Pension and postretirement benefit plan expense	14,484	14,534
Contributions to pension and postretirement benefit plans	(12,122)	(11,957)
Earnings of equity-method investments	(4,265)	(4,293)
Distributions from equity-method investments	4,265	4,100
Allowance for equity funds used during construction	(18,410)	(15,564)
Other non-cash adjustments to net income, net	464	(422)
Change in:
Receivables	(13,064)	(14,535)
Accounts payable	(23,425)	2,616
Taxes accrued/receivable	30,097	18,908
Other current assets	(17,033)	(48,203)
Other current liabilities	7,795	5,728
Other assets	(7,613)	(3,307)
Other liabilities	4,630	1,999
Net cash provided by operating activities	144,692	155,306
Investing Activities:
Additions to utility plant	(193,940)	(128,264)
Payments received from transmission project joint funding partners	5,531	2,253
Distributions from equity-method investments, return of investment	10,335	—
Purchases of equity securities	(27,118)	(392)
Purchases of held-to-maturity securities	(29,692)	—
Proceeds from the sale of equity securities	52,833	3,197
Other	7,282	1,347
Net cash used in investing activities	(174,769)	(121,859)
Financing Activities:
Issuance of long-term debt	150,000	—
Dividends on common stock	(76,318)	(71,972)
Debt issuance costs and other	(73)	(9)
Net cash provided by (used in) financing activities	73,609	(71,981)
Net increase (decrease) in cash and cash equivalents	43,532	(38,534)
Cash and cash equivalents at beginning of the period	60,075	165,604
Cash and cash equivalents at end of the period	$103,607	$127,070
Supplemental Disclosure of Cash Flow Information:
Cash paid to IDACORP related to income taxes	$10,645	$10,046
Cash paid for interest (net of amount capitalized)	$41,647	$41,616
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$70,063	$30,984

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

Financial Statements

In the opinion of management of IDACORP and Idaho Power, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly each company's condensed consolidated financial position as of June 30, 2022, condensed consolidated results of operations for the three and six months ended June 30, 2022 and 2021, and condensed consolidated cash flows for the six months ended June 30, 2022 and 2021. These adjustments are of a normal and recurring nature. These financial statements do not contain the complete detail or note disclosures concerning accounting policies and other matters that would be included in full-year financial statements and should be read in conjunction with the audited consolidated financial statements included in IDACORP’s and Idaho Power’s Annual Report on Form 10-K for the year ended December 31, 2021 (2021 Annual Report). The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. A change in management's estimates or assumptions could have a material impact on IDACORP's or Idaho Power's respective financial condition and results of operations during the period in which such change occurred.

Management Estimates

Management makes estimates and assumptions when preparing financial statements in conformity with generally accepted accounting principles in the United States of America (GAAP). These estimates and assumptions include those related to rate regulation, retirement benefits, contingencies, asset impairment, income taxes, unbilled revenues, and bad debt. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates involve judgments with respect to, among other things, future economic factors that are difficult to predict and are beyond management's control. Accordingly, actual results could differ from those estimates.

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

Income Tax Expense

The following table provides a summary of income tax expense for the six months ended June 30, 2022 and 2021 (in thousands):

	IDACORP		Idaho Power
	2022	2021	2022	2021
Income tax at statutory rates (federal and state)	$32,140	$33,722	$32,088	$33,586
Excess deferred income tax reversal	(5,703)	(3,213)	(5,703)	(3,213)
Other(1)	(12,120)	(14,353)	(10,372)	(13,082)
Income tax expense	$14,317	$16,156	$16,013	$17,291
Effective tax rate	11.5%	12.3%	12.8%	13.3%
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

Based on its estimate of full-year 2022 Idaho ROE, in the second quarter of 2022, Idaho Power recorded no additional ADITC amortization or provision against current revenues for sharing earnings with customers under the May 2018 Idaho Tax Reform Settlement Stipulation. Accordingly, at June 30, 2022, the full $45 million of additional ADITC remains available for future use. Idaho Power also recorded no additional ADITC amortization or provision against revenues for sharing of earnings with customers during the second quarter of 2021, based on its then-current estimate of full-year 2021 Idaho ROE.

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

In May 2022, the IPUC approved a $94.9 million net increase in Idaho-jurisdiction power cost adjustment (PCA) revenues, effective for the 2022-2023 PCA collection period from June 1, 2022, to May 31, 2023. The net increase in PCA revenues reflects a forecasted reduction in low-cost hydropower generation as well as higher market energy prices and higher natural gas prices. The filing also includes $0.6 million of 2021 earnings to be shared with customers under the May 2018 Idaho Tax Reform Settlement Stipulation described above.

Idaho Fixed Cost Adjustment Mechanism

The Idaho jurisdiction fixed cost adjustment (FCA) mechanism, applicable to Idaho residential and small general service customers, is designed to remove a portion of Idaho Power’s financial disincentive to invest in energy efficiency programs by separating (or decoupling) the recovery of fixed costs from the variable kilowatt-hour charge and linking it instead to a set amount per customer. Under Idaho Power's current rate design, Idaho Power recovers a portion of fixed costs through the variable kilowatt-hour charge, which may result in over-collection or under-collection of fixed costs. To return over-collection to customers or to collect under-collection from customers, the FCA mechanism allows Idaho Power to accrue, or defer, the difference between the authorized fixed-cost recovery amount per customer and the actual fixed costs per customer recovered by Idaho Power during the year. The IPUC has discretion to cap the annual increase in the FCA recovery at 3 percent of base revenue, with any excess deferred for collection in a subsequent year. In May 2022, the IPUC approved a decrease of $3.1 million in recovery from the FCA from $38.3 million to $35.2 million for the 2021 FCA deferral, with new rates effective for the period from June 1, 2022, to May 31, 2023.

Jim Bridger Power Plant Rate Base Adjustment and Recovery

In June 2022, the IPUC issued an order approving, with modifications, Idaho Power’s amended application requesting authorization to (a) accelerate depreciation for the Jim Bridger plant to allow the coal-related plant assets to be fully depreciated and recovered by December 31, 2030, (b) establish a balancing account to track the incremental costs, benefits, and required regulatory accounting associated with ceasing participation in coal-fired operations at the Jim Bridger plant, and (c) adjust customer rates to recover the associated incremental annual levelized revenue requirement (Bridger Order).

The Bridger Order allows for regulatory accounting entries and establishes balancing accounts (recorded as regulatory assets or liabilities on Idaho Power’s and IDACORP’s consolidated balance sheets) to track differences between amounts recovered in rates and actual incremental costs and benefits associated with Idaho Power’s cessation of coal-fired operations at the Jim Bridger plant. The incremental costs and benefits include the revenue requirement associated with the incremental Jim Bridger plant coal-related investments made from 2012 through the end of 2020, forecasted coal-related investments, and near-term decommissioning costs, offset by other operations and maintenance (O&M) cost savings. The Bridger Order deemed all coal-related investments at the Jim Bridger plant from 2012 through 2020 to be prudent for recovery. In the Bridger Order, the IPUC reduced Idaho Power's requested rate increase from 2.1 percent in its amended filing to 1.5 percent, a reduction from $27.1 million to $18.8 million annually. The Bridger Order provides that any uncollected amount resulting from the reduction in the rate increase will be recorded in the balancing account for future recovery with no carrying charge. Idaho Power anticipates making future filings with the IPUC that may result in periodic adjustments to rates to true up variances between revenue collections and actual revenue requirement amounts.

The Bridger Order allows Idaho Power to earn a return on and recover through 2030 the net book value of coal-related assets at the Jim Bridger plant as of December 31, 2020, as well as forecasted coal-related investments, which resulted in Idaho Power's deferral of certain depreciation expense during the three- and six-month periods ended June 30, 2022. The deferral and impacts of the Bridger Order resulted in an increase in net income for the first half of 2022 of approximately $9 million, all of which was recorded during the second quarter of 2022.

Wildfire Mitigation Cost Recovery

In June 2021, the IPUC authorized Idaho Power to defer for future amortization incremental O&M and depreciation expense for certain capital investments necessary to implement Idaho Power's Wildfire Mitigation Plan (WMP). The IPUC also authorized Idaho Power to record these deferred expenses as a regulatory asset until Idaho Power can request amortization of the deferred costs in a future IPUC proceeding, at which time the IPUC will have the opportunity to review actual costs and determine the amount of prudently incurred costs that Idaho Power can recover through retail rates. In the filing, Idaho Power projected spending approximately $47 million in incremental wildfire mitigation-related O&M and approximately $35 million in wildfire mitigation system-hardening capital incremental expenditures over a five-year period. The IPUC authorized a deferral period of five years, or until rates go into effect from Idaho Power's next general rate case, whichever is first. As of June 30, 2022, Idaho Power's deferral of Idaho-jurisdiction costs related to the WMP was $14.8 million.

4. REVENUES

The following table provides a summary of electric utility operating revenues for IDACORP and Idaho Power for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Electric utility operating revenues:
Revenue from contracts with customers	$345,483	$357,461	$663,665	$648,787
Alternative revenue programs and other revenues	12,185	1,597	37,924	25,838
Total electric utility operating revenues	$357,668	$359,058	$701,589	$674,625

Revenues from Contracts with Customers

The following table presents revenues from contracts with customers disaggregated by revenue source for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenues from contracts with customers:
Retail revenues:
Residential (includes $5,459, $(715), $15,551, and $15,107, respectively, related to the FCA)(1)	$124,593	$122,633	$293,888	$277,418
Commercial (includes $304, $165, $588, and $647, respectively, related to the FCA)(1)	79,260	77,609	157,826	149,878
Industrial	51,987	48,047	101,047	93,477
Irrigation	57,659	76,799	58,700	77,885
Deferred revenue related to HCC relicensing AFUDC(2)	(1,927)	(1,927)	(4,046)	(4,046)
Total retail revenues	311,572	323,161	607,415	594,612
Less: FCA mechanism revenues(1)	(5,763)	550	(16,139)	(15,754)
Wholesale energy sales	6,980	4,308	10,015	10,567
Transmission wheeling-related revenues	18,323	15,420	34,788	29,887
Energy efficiency program revenues	6,609	6,658	13,198	15,685
Other revenues from contracts with customers	7,762	7,364	14,388	13,790
Total revenues from contracts with customers	$345,483	$357,461	$663,665	$648,787
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

The table below presents the FCA mechanism revenues and other revenues for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Alternative revenue programs and other revenues:
FCA mechanism revenues	$5,763	(550)	$16,139	$15,754
Derivative revenues	6,422	2,147	21,785	10,084
Total alternative revenue programs and other revenues	$12,185	$1,597	$37,924	$25,838

Receivables and Allowance for Uncollectible Accounts

In response to the COVID-19 public health crisis, Idaho Power provided certain relief to customers, including temporarily suspending disconnections for customers and temporarily waiving late fees. This relief as well as the economic conditions created by the response to the COVID-19 public health crisis have resulted in higher aged accounts receivable and an increase in the number of late payments. Compared with historical levels, Idaho Power expects higher uncollectible account write-offs as a result of the COVID-19 public health crisis and, accordingly, has maintained its higher allowance for uncollectible accounts related to customer receivables at June 30, 2022.

The following table provides a roll-forward of the allowance for uncollectible accounts related to customer receivables for the three months ended June 30, 2022 and 2021 (in thousands):

	Six months ended June 30,
	2022	2021
Balance at beginning of period	$4,499	$4,766
Additions to the allowance	478	369
Write-offs, net of recoveries	(1,056)	(883)
Balance at end of period	$3,921	$4,252
Allowance for uncollectible accounts as a percentage of customer receivables	4.3%	4.8%

5. LONG-TERM DEBT

Term-Loan Credit Agreement

On March 4, 2022, Idaho Power entered into a term loan credit agreement (Term Loan Facility). The Term Loan Facility is a two-year senior unsecured delayed draw term loan facility used for general corporate purposes, including funding Idaho Power’s capital projects. It provided for the issuance of loans not to exceed the aggregate principal amount of $150 million with a maturity date of March 4, 2024. At June 30, 2022, $150 million in principal amount had been drawn and was outstanding on the Term Loan Facility.

6. COMMON STOCK

IDACORP Common Stock

During the six months ended June 30, 2022, IDACORP granted 73,131 restricted stock units to employees and issued 43,561 shares of common stock using original issuances of shares pursuant to the IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan, including 8,674 shares of common stock issued to members of the board of directors. As directed by IDACORP, plan administrators of the IDACORP, Inc. Dividend Reinvestment and Stock Purchase Plan and Idaho Power Company Employee Savings Plan used market purchases of IDACORP common stock to acquire shares of IDACORP common stock for the plans.

Restrictions on Dividends

Idaho Power’s ability to pay dividends on its common stock held by IDACORP and IDACORP’s ability to pay dividends on its common stock are limited to the extent payment of such dividends would violate the covenants in their respective credit facilities or Idaho Power’s Revised Code of Conduct. A covenant under IDACORP’s credit facility and Idaho Power’s credit facility requires IDACORP and Idaho Power to maintain leverage ratios of consolidated indebtedness to consolidated total capitalization, as defined therein, of no more than 65 percent at the end of each fiscal quarter. At June 30, 2022, the leverage ratios for IDACORP and Idaho Power were 44 percent and 46 percent, respectively. Based on these restrictions, IDACORP’s and Idaho Power’s dividends were limited to $1.6 billion and $1.3 billion, respectively, at June 30, 2022. There are additional facility covenants, subject to exceptions, that prohibit or restrict the sale or disposition of property without consent and any agreements restricting dividend payments to IDACORP and Idaho Power from any material subsidiary. At June 30, 2022, IDACORP and Idaho Power were in compliance with those financial covenants.

Idaho Power’s Revised Code of Conduct relating to transactions among Idaho Power, IDACORP, and other affiliates, which was approved by the IPUC in April 2008, provides that Idaho Power will not pay any dividends to IDACORP that will reduce Idaho Power’s common equity capital below 35 percent of its total adjusted capital without IPUC approval. At June 30, 2022,

Idaho Power's common equity capital was 54 percent of its total adjusted capital. Further, Idaho Power must obtain approval from the OPUC before it can directly or indirectly loan funds or issue notes or give credit on its books to IDACORP.

Idaho Power’s articles of incorporation contain restrictions on the payment of dividends on its common stock if preferred stock dividends are in arrears. As of the date of this report, Idaho Power has no preferred stock outstanding.

In addition to contractual restrictions on the amount and payment of dividends, the Federal Power Act prohibits payment of dividends from "capital accounts." The term "capital account" is undefined in the Federal Power Act or its regulations, but Idaho Power does not believe the restriction would limit Idaho Power's ability to pay dividends out of current year earnings or retained earnings.

7. EARNINGS PER SHARE

The table below presents the computation of IDACORP’s basic and diluted earnings per share for the three and six months ended June 30, 2022 and 2021 (in thousands, except for per share amounts).

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Numerator:
Net income attributable to IDACORP, Inc.	$64,287	$70,023	$110,548	$114,854
Denominator:
Weighted-average common shares outstanding - basic	50,668	50,609	50,650	50,588
Effect of dilutive securities	19	13	23	13
Weighted-average common shares outstanding - diluted	50,687	50,622	50,673	50,601
Basic earnings per share	$1.27	$1.38	$2.18	$2.27
Diluted earnings per share	$1.27	$1.38	$2.18	$2.27

8. COMMITMENTS

Purchase Obligations

During the six months ended June 30, 2022, Idaho Power entered into:

•one new non-PURPA-qualifying solar facility power purchase contract and one replacement PURPA-qualifying hydropower facility power purchase contract for an expiring power purchase agreement, which collectively increased Idaho Power's contractual purchase obligations by approximately $86 million over the 20-year terms of the contracts; and
•two new contracts to acquire and own battery storage assets, which collectively increased Idaho Power's contractual purchase obligations by approximately $137 million over the 1-year terms of the contracts. During the six months ended June 30, 2022, Idaho Power made payments of $35 million related to these obligations.

Aside from these changes, IDACORP's and Idaho Power's contractual obligations, outside the ordinary course of business, did not change materially from the amounts disclosed in the notes to the consolidated financial statements in the 2021 Annual Report.

Guarantees

Idaho Power guarantees its portion of reclamation activities and obligations at BCC, of which IERCo owns a one-third interest. This guarantee, which is renewed annually with the Wyoming Department of Environmental Quality, was $50.8 million at June 30, 2022, representing IERCo's one-third share of BCC's total reclamation obligation of $152.5 million. BCC has a reclamation trust fund set aside specifically for the purpose of paying these reclamation costs. At June 30, 2022, the value of BCC's reclamation trust fund was $183.9 million. During the six months ended June 30, 2022, the reclamation trust fund made $1.1 million of distributions for reclamation activity costs associated with the BCC surface mine. BCC periodically assesses the adequacy of the reclamation trust fund and its estimate of future reclamation costs. To ensure that the reclamation trust fund maintains adequate reserves, BCC has the ability to, and does, add a per-ton surcharge to coal sales, all of which are made to the

Jim Bridger plant. Because of the existence of the fund and the ability to apply a per-ton surcharge, the estimated fair value of this guarantee is minimal.

IDACORP and Idaho Power enter into financial agreements and power purchase and sale agreements that include indemnification provisions relating to various forms of claims or liabilities that may arise from the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnification provisions cannot be reasonably estimated. IDACORP and Idaho Power periodically evaluate the likelihood of incurring costs under such indemnities based on their historical experience and the evaluation of the specific indemnities. As of June 30, 2022, the companies believe the likelihood is remote that IDACORP or Idaho Power would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnification obligations. Neither IDACORP nor Idaho Power has recorded any liability on their respective condensed consolidated balance sheets with respect to these indemnification obligations.

9. CONTINGENCIES

IDACORP and Idaho Power have in the past and expect in the future to become involved in various claims, controversies, disputes, and other contingent matters, some of which involve litigation and regulatory or other contested proceedings. The ultimate resolution and outcome of litigation and regulatory proceedings is inherently difficult to determine, particularly where (a) the remedies or penalties sought are indeterminate, (b) the proceedings are in the early stages or the substantive issues have not been well developed, or (c) the matters involve complex or novel legal theories or a large number of parties. In accordance with applicable accounting guidance, IDACORP and Idaho Power, as applicable, establish an accrual for legal proceedings when those matters proceed to a stage where they present loss contingencies that are both probable and reasonably estimable. If the loss contingency at issue is not both probable and reasonably estimable, IDACORP and Idaho Power do not establish an accrual and the matter will continue to be monitored for any developments that would make the loss contingency both probable and reasonably estimable. As of the date of this report, IDACORP's and Idaho Power's accruals for loss contingencies are not material to their financial statements as a whole; however, future accruals could be material in a given period. IDACORP's and Idaho Power's determination is based on currently available information, and estimates presented in financial statements and other financial disclosures involve significant judgment and may be subject to significant uncertainty. For matters that affect Idaho Power's operations, Idaho Power intends to seek, to the extent permissible and appropriate, recovery through the rate-making process of costs incurred, although there is no assurance recovery would be granted.

IDACORP and Idaho Power are parties to legal claims and legal, tax, and regulatory actions and proceedings in the ordinary course of business and, as noted above, record an accrual for associated loss contingencies when they are probable and reasonably estimable. In connection with its utility operations, Idaho Power is subject to claims by individuals, entities, and governmental agencies for damages for alleged personal injury, property damage, and economic losses, relating to the company’s provision of electric service and the operation of its generation, transmission, and distribution facilities. Some of those claims relate to electrical contacts, service quality, property damage, personal injury, and wildfires. In recent years, utilities in the western United States have been subject to significant liability for personal injury, loss of life, property damage, trespass, and economic losses, and in some cases, punitive damages and criminal charges, associated with wildfires that originated from utility property, most commonly transmission and distribution lines. Idaho Power has also regularly received claims by governmental agencies and private landowners for damages for fires allegedly originating from Idaho Power’s transmission and distribution system. As of the date of this report, the companies believe that resolution of existing claims will not have a material adverse effect on their respective condensed consolidated financial statements.

Idaho Power is also actively monitoring various pending environmental regulations and executive orders related to environmental matters that may have a significant impact on its future operations. Given uncertainties regarding the outcome, timing, and compliance plans for these environmental matters, Idaho Power is unable to estimate the financial impact of these regulations.

10. BENEFIT PLANS

Idaho Power has a noncontributory defined benefit pension plan (pension plan) and two nonqualified defined benefit plans for certain senior management employees called the Security Plan for Senior Management Employees I and Security Plan for Senior Management Employees II (together, SMSP). Idaho Power also has a nonqualified defined benefit pension plan for directors that was frozen in 2002. Remaining vested benefits from that plan are included with the SMSP in the disclosures below. The benefits under the pension plan are based on years of service and the employee’s final average earnings. Idaho Power also maintains a defined benefit postretirement benefit plan (consisting of health care and death benefits) that covers all employees who were enrolled in the active-employee group plan at the time of retirement as well as their spouses and qualifying dependents. The table below shows the components of net periodic benefit costs for the pension, SMSP, and postretirement benefits plans for the three months ended June 30, 2022 and 2021 (in thousands).

	Pension Plan		SMSP		Postretirement Benefits		Total
	2022	2021	2022	2021	2022	2021	2022	2021
Service cost	$12,849	$13,693	$297	$203	$266	$179	$13,412	$14,075
Interest cost	9,751	9,456	975	889	530	502	11,256	10,847
Expected return on plan assets	(18,137)	(16,024)	—	—	(585)	(597)	(18,722)	(16,621)
Amortization of prior service cost	1	1	69	74	(2)	12	68	87
Amortization of net loss	2,589	6,225	1,058	1,052	(5)	—	3,642	7,277
Net periodic benefit cost	7,053	13,351	2,399	2,218	204	96	9,656	15,665
Regulatory deferral of net periodic benefit cost(1)	(6,727)	(12,787)	—	—	—	—	(6,727)	(12,787)
Previously deferred pension costs recognized(1)	4,289	4,289	—	—	—	—	4,289	4,289
Net periodic benefit cost recognized for financial reporting(1)(2)	$4,615	$4,853	$2,399	$2,218	$204	$96	$7,218	$7,167
 (1) Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, the Idaho portion of net periodic benefit cost is recorded as a regulatory asset and is recognized in the income statement as those costs are recovered through rates.
 (2) Of total net periodic benefit cost recognized for financial reporting, $5.0 million and $4.5 million, respectively, were recognized in "Other operations and maintenance" and $2.2 million and $2.6 million, respectively, were recognized in "Other income, net" on the condensed consolidated statements of income of the companies for the three months ended June 30, 2022 and 2021.

The table below shows the components of net periodic benefit costs for the pension, SMSP, and postretirement benefits plans for the six months ended June 30, 2022 and 2021 (in thousands).
	Pension Plan		SMSP		Postretirement Benefits		Total
	2022	2021	2022	2021	2022	2021	2022	2021
Service cost	$26,013	$27,101	$593	$406	$536	$532	$27,142	$28,039
Interest cost	19,835	18,659	1,949	1,778	1,056	1,030	22,840	21,467
Expected return on plan assets	(36,174)	(32,045)	—	—	(1,176)	(1,198)	(37,350)	(33,243)
Amortization of prior service cost	3	3	139	148	(3)	24	139	175
Amortization of net loss	6,137	11,898	2,115	2,103	(16)	—	8,236	14,001
Net periodic benefit cost	15,814	25,616	4,796	4,435	397	388	21,007	30,439
Regulatory deferral of net periodic benefit cost(1)	(15,100)	(24,482)	—	—	—	—	(15,100)	(24,482)
Previously deferred pension costs recognized(1)	8,577	8,577	—	—	—	—	8,577	8,577
Net periodic benefit cost recognized for financial reporting(1)(2)	$9,291	$9,711	$4,796	$4,435	$397	$388	$14,484	$14,534
 (1) Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, the Idaho portion of net periodic benefit cost is recorded as a regulatory asset and is recognized in the income statement as those costs are recovered through rates.
 (2) Of total net periodic benefit cost recognized for financial reporting, $9.9 million and $9.3 million, respectively, were recognized in "Other operations and maintenance" and $4.6 million and $5.2 million, respectively, were recognized in "Other income, net" on the condensed consolidated statements of income of the companies for the six months ended June 30, 2022 and 2021.
Idaho Power has no minimum contribution requirement to its defined benefit pension plan in 2022, and during the six months ended June 30, 2022, Idaho Power made a $10 million contribution. In July 2022, Idaho Power made an additional $10 million contribution to the defined benefit pension plan in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions and to mitigate the cost of being in an underfunded position. Idaho Power is considering contributing up to an additional $20 million to its defined benefit pension plan during 2022. The primary impact of pension contributions is on the timing of cash flows, as the timing of cost recovery lags behind contributions.

Idaho Power also has an Employee Savings Plan that complies with Section 401(k) of the Internal Revenue Code and covers substantially all employees. Idaho Power matches specified percentages of employee contributions to the Employee Savings Plan.

11. INVESTMENTS

Idaho Power has a rabbi trust designated to provide funding for obligations related to the SMSP. During the first quarter of 2022, the rabbi trust purchased $29.7 million of held-to-maturity investments in corporate fixed-income and asset-backed debt securities. Substantially all of these debt securities mature between 2027 and 2037. Held-to-maturity investments are carried at amortized cost, reflecting Idaho Power’s ability and intent to hold the securities to maturity. Held-to-maturity investments are adjusted for the amortization or accretion of premiums or discounts, which are amortized or accreted over the life of the related held-to-maturity security. Such amortization and accretion are included in the “Other income, net” line in the condensed consolidated statements of income. Due to increases in market interest rates in the first half of 2022, all held-to-maturity securities were in a gross unrealized holding loss position totaling $4.3 million at June 30, 2022. Based on ongoing credit evaluations of these holdings, Idaho Power does not expect payment defaults or delinquencies and has not recorded an allowance for credit losses for these securities as of June 30, 2022. Refer to Note 13 – “Fair Value Measurement” for additional information relating to the carrying amount and estimated fair value of the securities at the balance sheet date.
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

The table below presents the gains and losses on derivatives not designated as hedging instruments for the three and six months ended June 30, 2022 and 2021 (in thousands).

		Gain/(Loss) on Derivatives Recognized in Income(1)
	Location of Realized Gain/(Loss) on Derivatives Recognized in Income	Three months ended June 30,		Six months ended June 30,
		2022	2021	2022	2021
Financial swaps	Operating revenues	$(1,577)	$—	$(995)	$—
Financial swaps	Purchased power	(1,197)	—	(1,081)	249
Financial swaps	Fuel expense	2,991	903	4,451	1,636
Forward contracts	Operating revenues	32	26	211	73
Forward contracts	Purchased power	(31)	(26)	(210)	(73)
Forward contracts	Fuel expense	(9)	2	(62)	1
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

Credit Risk

At June 30, 2022, Idaho Power did not have material credit risk exposure from financial instruments, including derivatives. Idaho Power monitors credit risk exposure through reviews of counterparty credit quality, corporate-wide counterparty credit exposure, and corporate-wide counterparty concentration levels. Idaho Power manages these risks by establishing credit and concentration limits on transactions with counterparties and requiring contractual guarantees, cash deposits, or letters of credit from counterparties or their affiliates, as deemed necessary. Idaho Power’s physical power, physical gas, and financial transactions are generally under standardized industry contracts. These contracts contain adequate assurance clauses requiring collateralization if a counterparty has debt that is downgraded below investment grade by at least one rating agency.

Credit-Contingent Features

Certain Idaho Power derivative instruments contain provisions that require Idaho Power's unsecured debt to maintain an investment grade credit rating from Moody's Investors Service and Standard & Poor's Ratings Services. If Idaho Power's unsecured debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. At June 30, 2022, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position was $9.3 million. Idaho Power posted $1.2 million of cash collateral related to this amount. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2022, Idaho Power would have been required to pay or post collateral to its counterparties up to $7.3 million to cover the open liability positions as well as completed transactions that have not yet been paid.

Derivative Instrument Summary

The table below presents the fair values and locations of derivative instruments not designated as hedging instruments recorded on the balance sheets and reconciles the gross amounts of derivatives recognized as assets and as liabilities to the net amounts presented in the balance sheets at June 30, 2022, and December 31, 2021 (in thousands).

		Asset Derivatives				Liability Derivatives
	Balance Sheet Location	Gross Fair Value	Amounts Offset		Net Assets	Gross Fair Value	Amounts Offset	Net Liabilities

June 30, 2022
Current:
Financial swaps	Other current assets	$15,496	$—		$15,496	$—	$—	$—
Financial swaps	Other current liabilities	9,052	(9,052)		—	9,229	(9,052)	177
Forward contracts	Other current liabilities	—	—		—	2,095	—	2,095
Long-term:
Financial swaps	Other assets	5,854	(1,509)		4,345	1,509	(1,509)	—
Forward contracts	Other liabilities	—	—		—	3,194	—	3,194
Total		$30,402	$(10,561)		$19,841	$16,027	$(10,561)	$5,466

December 31, 2021
Current:
Financial swaps	Other current assets	$10,599	$(4,893)	(1)	$5,706	$2,910	$(2,910)	$—
Financial swaps	Other current liabilities	—	—		—	20	—	20
Forward contracts	Other current assets	6	(4)		2	4	(4)	—
Forward contracts	Other current liabilities	—	—		—	1,970	—	1,970
Long-term:
Financial swaps	Other assets	899	(9)		890	9	(9)	—
Financial swaps	Other liabilities	—	—		—	14	—	14
Forward contracts	Other liabilities	—	—		—	3,743	—	3,743
Total		$11,504	$(4,906)		$6,598	$8,670	$(2,923)	$5,747
(1) Current asset derivative amounts offset includes $2.0 million of collateral payable at December 31, 2021.

The table below presents the volume of derivative commodity forward contracts and swaps outstanding at June 30, 2022 and 2021 (in thousands of units).

		June 30,
Commodity	Units	2022	2021
Electricity purchases	MWh	541	254
Electricity sales	MWh	118	10
Natural gas purchases	MMBtu	21,215	14,455
Natural gas sales	MMBtu	—	75

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

IDACORP’s and Idaho Power’s assessment of a particular input's significance to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy. There were no transfers between levels or material changes in valuation techniques or inputs during the six months ended June 30, 2022.

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

The table below presents information about IDACORP’s and Idaho Power’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2022, and December 31, 2021 (in thousands).

	June 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds
IDACORP(1)	$76,279	$—	$—	$76,279	$80,406	$—	$—	$80,406
Idaho Power	42,845	—	—	42,845	10,393	—	—	10,393
Derivatives	19,841	—	—	19,841	6,596	2	—	6,598
Equity securities	27,408	—	—	27,408	54,431	—	—	54,431
IDACORP assets measured at NAV (not subject to hierarchy disclosure)(1)	—	—	—	2,063	—	—	—	1,363
Liabilities:
Derivatives	177	5,289	—	5,466	34	5,713	—	5,747
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

The table below presents the carrying value and estimated fair value of financial instruments that are not reported at fair value, as of June 30, 2022, and December 31, 2021, using available market information and appropriate valuation methodologies (in thousands).

	June 30, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
IDACORP
Assets:
Notes receivable(1)	$3,804	$3,804	$3,804	$3,804
Held-to-maturity securities(1)	29,308	24,959	—	—
Liabilities:
Long-term debt, including current portion(1)	2,150,698	2,060,739	2,000,640	2,381,172
Idaho Power
Assets:
Held-to-maturity securities(1)	29,308	24,959	—	—
Liabilities:
Long-term debt, including current portion(1)	2,150,698	2,060,739	2,000,640	2,381,172
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

	Utility Operations	All Other	Eliminations	Consolidated Total
Three months ended June 30, 2022:
Revenues	$357,668	$1,055	$—	$358,723
Net income attributable to IDACORP, Inc.	62,435	1,852	—	64,287
Total assets as of June 30, 2022	7,229,662	288,328	(65,894)	7,452,096
Three months ended June 30, 2021:
Revenues	$359,058	$1,016	$—	$360,074
Net income attributable to IDACORP, Inc.	68,822	1,201	—	70,023
Six months ended June 30, 2022:
Revenues	701,589	$1,422	$—	$703,011
Net income attributable to IDACORP, Inc.	108,649	1,899	—	110,548
Six months ended June 30, 2021:
Revenues	674,625	$1,502	$—	$676,127
Net income attributable to IDACORP, Inc.	113,191	1,663	—	114,854

15. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

The table below presents changes in components of accumulated other comprehensive income (AOCI), net of tax, during the three and six months ended June 30, 2022 and 2021 (in thousands). Items in parentheses indicate charges to AOCI.

	Defined Benefit Pension Items		Defined Benefit Pension Items
	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Balance at beginning of period	$(39,203)	$(42,522)	$(40,040)	$(43,358)
Amounts reclassified out of AOCI	837	836	1,674	1,672
Balance at end of period	$(38,366)	$(41,686)	$(38,366)	$(41,686)

The table below presents amounts reclassified out of components of AOCI and the income statement location of those amounts reclassified during the three and six months ended June 30, 2022 and 2021 (in thousands). Items in parentheses indicate increases to net income.

	Amount Reclassified from AOCI
Details About AOCI	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Amortization of defined benefit pension items(1)
Prior service cost	$69	$74	$139	$148
Net loss	1,058	1,052	2,115	2,103
Total before tax	1,127	1,126	2,254	2,251
Tax benefit(2)	(290)	(290)	(580)	(579)
Total reclassification for the period, net of tax	$837	$836	$1,674	$1,672
(1) Amortization of these items is included in IDACORP's condensed consolidated income statements in other operating expenses and in Idaho Power's condensed consolidated statements of income in other expense, net.
(2) The tax benefit is included in income tax expense in the condensed consolidated statements of income of both IDACORP and Idaho Power.

16. CHANGES IN IDAHO POWER RETAINED EARNINGS

The table below presents changes in Idaho Power retained earnings during the three and six months ended June 30, 2022 and 2021 (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Balance at beginning of period	$1,704,320	$1,607,583	$1,696,304	$1,599,155
Net income	62,435	68,822	108,649	113,191
Dividends to parent	(38,120)	(36,031)	(76,318)	(71,972)
Balance at end of period	$1,728,635	$1,640,374	$1,728,635	$1,640,374

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of IDACORP, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of IDACORP, Inc. and subsidiaries (the “Company”) as of June 30, 2022, the related condensed consolidated statements of income, comprehensive income, and equity for the three-month and six-month periods ended June 30, 2022 and 2021, and of cash flows for the six-month periods ended June 30, 2022 and 2021, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
August 4, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Idaho Power Company

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Idaho Power Company and subsidiary (the “Company”) as of June 30, 2022, the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2022 and 2021, and of cash flows for the six-month periods ended June 30, 2022 and 2021, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
August 4, 2022

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
•Idaho Power continues to expect positive customer growth in its service area. During the first six months of 2022, Idaho Power's customer count grew by over 7,600 customers, and for the twelve months ended June 30, 2022, the customer growth rate was 2.6 percent.
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
•Idaho Power is committed to continuing to provide reliable, affordable, safe service to its customers while furthering its environmental, social, and governance initiatives, including the "Clean Today. Cleaner Tomorrow.®" goal to provide Idaho Power's customers with 100 percent clean energy by 2045, as well as water stewardship and environmental projects, and the company’s workforce recruiting, retention, and connection initiatives.

Notable for the second quarter, in June 2022, the IPUC issued an order approving Idaho Power’s amended application requesting authorization to recover costs associated with its plan to cease participation in coal-fired operations at the Jim Bridger plant by 2028 (Bridger Order). For more information on the Bridger Order, see "Regulatory Matters" in this MD&A.

Summary of Financial Results

The following is a summary of Idaho Power's net income, net income attributable to IDACORP, and IDACORP's earnings per diluted share for the three and six months ended June 30, 2022 and 2021 (in thousands, except earnings per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Idaho Power net income	$62,435	$68,822	$108,649	$113,191
Net income attributable to IDACORP, Inc.	$64,287	$70,023	$110,548	$114,854
Weighted average outstanding shares – diluted	50,687	50,622	50,673	50,601
IDACORP, Inc. earnings per diluted share	$1.27	$1.38	$2.18	$2.27

The table below provides a reconciliation of net income attributable to IDACORP for the three and six months ended June 30, 2022, from the same periods in 2021 (items are in millions and are before related income tax impact unless otherwise noted).

	Three months ended		Six months ended
Net income attributable to IDACORP, Inc. - June 30, 2021		$70.0		$114.9
Increase (decrease) in Idaho Power net income:
Customer growth, net of associated power supply costs and power cost adjustment mechanisms	2.7		5.8
Usage per retail customer, net of associated power supply costs and power cost adjustment mechanisms	(25.9)		(15.8)
Idaho fixed cost adjustment (FCA) revenues	6.3		0.4
Retail revenues per megawatt-hour (MWh), net of associated power supply costs and power cost adjustment mechanisms	3.9		4.7
Transmission wheeling-related revenues	2.9		4.9
Other operations and maintenance (O&M) expenses	(12.0)		(18.5)
Depreciation expense	8.8		7.7
Other changes in operating revenues and expenses, net	2.5		(0.1)
Decrease in Idaho Power operating income	(10.8)		(10.9)
Non-operating expense, net	2.4		5.1
Income tax expense	2.1		1.3
Total decrease in Idaho Power net income		(6.3)		(4.5)
Other IDACORP changes (net of tax)		0.6		0.1
Net income attributable to IDACORP, Inc. - June 30, 2022		$64.3		$110.5

Net Income - Second Quarter 2022

IDACORP's net income decreased $5.7 million for the second quarter of 2022 compared with the second quarter of 2021, due primarily to lower net income at Idaho Power. At Idaho Power, customer growth increased operating income by $2.7 million in the second quarter of 2022 compared with the second quarter of 2021, as the number of Idaho Power customers grew by approximately 15,500, or 2.6 percent, during the twelve months ended June 30, 2022. Lower sales volumes on a per-customer basis in all customer classes decreased operating income by $25.9 million. Milder weather and greater precipitation in the second quarter of 2022 when compared with the second quarter of 2021 led customers to use less energy per customer for irrigation pumping and air conditioning. The revenue impact of the decrease in sales volumes per customer was partially offset by the FCA mechanism (applicable to residential and small general service customers), which increased revenues in the second quarter of 2022 by $6.3 million compared with the second quarter of 2021.

The net increase in retail revenues per MWh, net of associated power supply costs and power cost adjustment mechanisms, increased operating income by $3.9 million during the second quarter of 2022 compared with the second quarter of 2021 due partially to the rate-related impact of monthly fixed charges being allocated over fewer MWh from the lower usage per customer, particularly among irrigation customers, described above. Also, a June 1, 2022 rate increase for Idaho Power’s Idaho retail customers related to the Bridger Order increased retail revenues per MWh during the second quarter of 2022 compared with the second quarter of 2021. For more information on the Bridger Order, see "Regulatory Matters" in this MD&A.

Transmission wheeling-related revenues increased $2.9 million during the second quarter of 2022 compared with the second quarter of 2021. Warmer weather in the southwest United States and milder weather in the Pacific Northwest during the second quarter of 2022 compared with the second quarter of 2021 led to a price spread between energy market hubs. This price spread increased third-party wheeling activity across Idaho Power's transmission system for transmission wheeling customers to access these markets in the second quarter of 2022 compared with the second quarter of 2021. Also, Idaho Power's open access transmission tariff (OATT) rates were approximately 4 percent higher in the second quarter of 2022 compared with the second quarter of 2021.

Other O&M expenses increased $12.0 million in the second quarter of 2022 compared with the second quarter of 2021 due to maintenance activities at the Jim Bridger coal plant, Langley Gulch natural gas plant, and American Falls hydropower project. Most of those maintenance activities are performed as scheduled maintenance, but not annually. Also, an increase in performance-based variable compensation accruals and inflationary pressures on labor-related costs, professional services, vehicle fuel, and supplies contributed to the increase in other O&M expenses in the second quarter of 2022 compared with the second quarter of 2021.

Depreciation expense decreased $8.8 million due primarily to the impacts of the Bridger Order from the IPUC authorizing Idaho Power to accelerate depreciation on, earn a return on, and recover through 2030 the net book value of coal-related assets at Idaho Power's jointly-owned Jim Bridger plant as of December 31, 2020, plus forecasted plant investments. The Bridger Order resulted in Idaho Power recording the deferral of certain depreciation expense in the second quarter of 2022. Idaho Power plans to cease participation in all coal-related operations at the Jim Bridger plant by 2028. Idaho Power expects the Bridger Order to increase operating revenues, net depreciation expense, and income tax expense in future periods and estimates the impacts of the Bridger Order will increase net income by approximately $10 million in 2023. Idaho Power expects the ongoing annual benefit to net income from the Bridger Order to decline each year through 2030, primarily due to the annual decline in Jim Bridger plant coal-related rate base, which Idaho Power expects to be fully depreciated by December 31, 2030. The Bridger Order is described more fully in the "Regulatory Matters" section of this MD&A.

Net non-operating expense decreased $2.4 million in the second quarter of 2022 compared with the second quarter of 2021. Allowance for funds used during construction (AFUDC) increased as the average construction work in progress balance was higher throughout the second quarter of 2022 compared with the second quarter of 2021 and, to a lesser extent, higher market interest rates led to higher interest income.

Idaho Power income tax expense for the second quarter of 2022 decreased by $2.1 million compared with the second quarter of 2021, primarily due to lower pre-tax income.

Net Income - Year-To-Date 2022

IDACORP's net income decreased $4.4 million for the first half of 2022 compared with the first half of 2021, due primarily to lower net income at Idaho Power. At Idaho Power, increases in sales volumes among all customer classes, except for irrigation customers, were due primarily to customer growth. Customer growth increased operating income by $5.8 million. Lower sales volumes on a per-customer basis, almost entirely related to irrigation customers, decreased operating income by $15.8 million in the first six months of 2022 compared with the same period of 2021. Milder weather and greater precipitation in Idaho Power's service area during the late spring and early summer when compared with the same seasons in 2021 led customers to use less energy per customer for irrigation pumping and, to a lesser extent, air conditioning. Higher sales per residential customer for heating from colder winter weather during the first quarter of 2022 were offset by weather-related declines in residential usage during the second quarter of 2022.

The increase in retail revenues per MWh, net of associated power supply costs and power cost adjustment mechanisms, increased operating income by $4.7 million during the first half of 2022 compared with the first half of 2021, due partially to the rate-related impact of monthly fixed charges being allocated over fewer MWh from the lower usage per customer, particularly among irrigation customers, described above. Also, a June 1, 2022 rate increase for Idaho Power’s Idaho retail customers related to the Bridger Order increased retail revenues per MWh during the first half of 2022 compared with the first half of 2021.

Transmission wheeling-related revenues increased $4.9 million during the first half of 2022 compared with the first half of 2021. Warmer weather in the southwest United States and milder weather in the Pacific Northwest during the second quarter of 2022 compared with the second quarter of 2021 led to a price spread between energy market hubs. This price spread increased wheeling activity across Idaho Power's transmission system for wheeling customers to access these markets in the first half of 2022 compared with the first half of 2021. In addition, two new long-term wheeling agreements executed in April 2021 contributed to increased wheeling volumes during the first half of 2022 compared with the same period in 2021. Also, Idaho Power's OATT rates were approximately 4 percent higher in the first half of 2022 compared with the first half of 2021.

Other O&M expenses increased $18.5 million in the first half of 2022 compared with the first half of 2021, due largely to maintenance activities at the Jim Bridger coal plant, Langley Gulch natural gas plant, and American Falls hydropower project. Also, an increase in performance-based variable compensation accruals and inflationary pressures on labor-related costs, professional services, vehicle fuel, and supplies contributed to the increase in other O&M expenses in the first half of 2022 compared with the first half of 2021.

Depreciation expense decreased $7.7 million, due primarily to the impact of the Bridger Order described above in this MD&A, which authorized Idaho Power to accelerate the depreciation on and recover through 2030 the net book value of coal-related assets at Idaho Power's jointly-owned Jim Bridger plant as of December 31, 2020, plus forecasted plant investments.

Non-operating expense, net, decreased $5.1 million in the first half of 2022 compared with the first half of 2021. AFUDC increased as the average construction work in progress balance was higher throughout the first six months of 2022 compared with the first six months of 2021. Also, interest income increased due to higher market interest rates, and investment income increased related to life insurance claims in the rabbi trust for Idaho Power's nonqualified defined benefit pension plans, in the first half of 2022 compared with the first half of 2021.

Idaho Power income tax expense for the first half of 2022 decreased by $1.3 million compared with the first half of 2021, primarily due to lower pre-tax income.

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

Growth in customers and peak demand for electricity will require Idaho Power to continue to enhance its power supply, transmission, and distribution infrastructure. While demand varies and is based on numerous factors, Idaho Power's 2021 Integrated Resource Plan (IRP) indicated Idaho Power may have a resource capacity deficit for peak energy demand of 101 megawatts (MW) in 2023, an additional 85 MW deficit in 2024, and an additional 125 MW deficit in 2025. To help meet peak demand in 2023, Idaho Power has entered into contracts to purchase, own, and operate 120 MW of battery storage assets, and also entered into a 20-year power purchase agreement signed in February 2022 for the output of a planned third-party 40-MW solar facility. In March 2022, Idaho Power filed an application with the IPUC requesting approval of a revised special contract for electric service between Idaho Power and its existing customer Micron Technology, Inc. (Micron) under which Micron would purchase from Idaho Power the energy generated by the solar facility.

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

•Regulation of Rates and Cost Recovery: The prices that Idaho Power is authorized to charge for its electric and transmission service is a critical factor in determining IDACORP's and Idaho Power's results of operations and financial condition. Those rates are established by state regulatory commissions and the FERC and are intended to allow Idaho Power an opportunity to recover its expenses and earn a reasonable return on investment. Idaho Power focuses on timely recovery of its costs through filings with its regulators, working to put in place innovative regulatory mechanisms, and prudent management of expenses and investments. Idaho Power has a regulatory settlement stipulation in Idaho that includes provisions for the accelerated amortization of accumulated deferred investment tax credits (ADITC) to help achieve a minimum 9.4 percent Idaho-jurisdiction return on year-end equity (Idaho ROE). The settlement stipulation also provides for the potential sharing between Idaho Power and its Idaho customers of Idaho-jurisdictional earnings in excess of 10.0 percent of Idaho ROE. The settlement stipulation has no expiration date but the minimum Idaho ROE would revert back to 95 percent of the allowed return on equity in the next Idaho general rate case. The specific terms of the settlement stipulation are described in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2021 Annual Report. With Idaho Power’s anticipated significant infrastructure investments, including those that are intended to help meet projected near-term capacity deficits, Idaho Power believes that the appropriate time to file general rate cases in both Idaho and Oregon is approaching. The expected increase in rate-base eligible assets as these projects are placed into service, along with the significant amounts of capital expenditures Idaho Power has made since its last general rate case filed in 2011, impact Idaho Power’s need to file, and the timing of, general rate cases. In Idaho, Idaho Power is required to file a notice of its intent to file a general rate case with the IPUC at least 60 days before filing an application for a general rate case, and Idaho Power expects the processing of a general rate case in Idaho would span at least seven months before new rates would be in effect. In Oregon, Idaho Power expects that processing of a general rate case would take approximately ten months.

•Economic Conditions and Loads: Economic conditions impact consumer demand for energy, revenues, collectability of accounts, the volume of wholesale energy sales, and the need to construct and improve infrastructure, purchase power, and implement programs to meet customer load demands. In recent years, Idaho Power has seen significant growth in the number of customers in its service area. Over the twelve months ended June 30, 2022, Idaho Power's customer count grew by 2.6 percent. Idaho Power expects its number of customers to continue to increase in the foreseeable future. Idaho Power also expects that existing and sustained growth in customers and peak demand for electricity will require Idaho Power to continue to enhance its capacity resources, transmission, and distribution infrastructure, including the Boardman-to-Hemingway and Gateway West transmission projects and the capacity and energy resources contemplated by the RFPs described above in this MD&A. That growth has resulted in the need for Idaho Power to procure additional sources of energy and capacity to serve growing demand and to maintain system reliability, as noted above. Further, recent changes in the regional transmission markets have constrained the transmission system external to Idaho Power's service area and impacted Idaho Power's ability to import energy from energy markets in the western United States during peak load periods. In order to meet growth in its service area, Idaho Power relies on numerous vendors to provide goods and services, and economic conditions have resulted in inflationary cost increases and supply chain constraints for numerous goods and services. Idaho Power has taken measures to help ensure the availability of supply chain-constrained items, such as distribution transformers and other electrical apparatus that are needed to serve new and existing customers, as it confronts continued strong customer growth amid an uncertain national and global economic environment.

•Weather Conditions: Weather and agricultural growing conditions have a significant impact on Idaho Power's energy sales. Relatively low and high temperatures result in greater energy use for heating and cooling, respectively. During the agricultural growing season, which in large part occurs during the second and third quarters of each year, irrigation customers use electricity to operate irrigation pumps, and weather conditions can impact the timing and extent of use of those pumps. Idaho Power also has tiered rates and seasonal rates, which contribute to increased revenues during higher-load periods, most notably during the third quarter of each year when overall customer demand is highest. Much of the adverse or favorable impact of weather on sales of energy to residential and small commercial customers is mitigated through the Idaho FCA mechanism, which is described in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report.

Further, as Idaho Power's hydropower facilities comprise over one-half of Idaho Power's nameplate generation capacity, precipitation levels impact the mix of Idaho Power's generation resources. When hydropower generation decreases, Idaho Power must rely on more expensive generation sources and purchased power. When favorable hydropower generating conditions exist for Idaho Power, they also may exist for other Pacific Northwest hydropower facility operators, lowering regional wholesale market prices and impacting the revenue Idaho Power receives from wholesale energy sales. Much of the adverse or favorable impact of this volatility is addressed through the Idaho and Oregon power cost adjustment mechanisms. For 2022, due to relatively low reservoir storage carryover combined with the year's snowpack conditions, precipitation levels, and timing of run-off, Idaho Power expects generation from its hydropower resources to be in the range of 5.0 to 6.0 million MWh, compared with 30-year average total annual hydropower generation of approximately 7.7 million MWh.

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

•Regulatory and Environmental Compliance Costs: Idaho Power is subject to extensive federal and state laws, policies, and regulations, as well as regulatory actions and audits by agencies and quasi-governmental agencies, including the FERC, the North American Electric Reliability Corporation, and the Western Electricity Coordinating Council. Compliance with these requirements directly influences Idaho Power's operating environment and affects Idaho Power's operating costs. Energy industry regulators may issue substantial penalties for utilities alleged to have violated reliability and critical infrastructure protection requirements. Moreover, environmental laws and regulations, in particular, may increase the cost of constructing new facilities, may increase the cost of operating generation plants, may require that Idaho Power install additional pollution control devices at existing generating plants, may result in penalties for non-compliance, even where inadvertent, or may require that Idaho Power curtail or cease operating certain generation plants. Idaho Power expects to spend significant amounts on environmental compliance and controls in the next decade. Due to economic factors in part associated with the costs of compliance with environmental regulation, Idaho Power accelerated the retirement date of its jointly-owned coal-fired generating plant in Valmy, Nevada (Valmy plant), ceasing operations at one unit in 2019 and planning to cease operations at the remaining unit by year-end 2025. Idaho Power's jointly-owned coal plant in Boardman, Oregon, ceased operations as planned in October 2020. In June 2022, the IPUC approved Idaho Power's request to allow the coal-related assets at the Jim Bridger plant to be fully depreciated and recovered by end-of-year 2030. The IPUC's Bridger Order related to Idaho Power's plan to cease participation in coal-related operations at the Jim Bridger plant by 2028 is described more fully in the "Regulatory Matters" section of this MD&A.

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

•Wildfire Mitigation Efforts: In recent years, the western United States has experienced an increasing trend in the degree of annual destruction from wildfires. A variety of factors have contributed in varying degrees to this trend including climate change, increased wildland-urban interfaces, historical land management practices, and overall wildland and forest health. While Idaho Power has not experienced to-date the extent of catastrophic wildfires within its service area that have occurred in California and elsewhere in the western United States, Idaho Power is taking a proactive approach to wildfire threat in its service area and transmission corridors. Idaho Power has adopted a Wildfire Mitigation Plan (WMP) that outlines actions Idaho Power is taking or is working to implement in the future to reduce wildfire risk and to strengthen the resiliency of its transmission and distribution system to wildfires. Idaho Power's approach to achieve these objectives includes identifying areas subject to elevated risk; system hardening programs, vegetation management, and field personnel practices to mitigate wildfire risk; incorporating current and forecasted weather and field conditions into operational practices; public safety power shutoff protocols adopted in 2022; and evaluating the performance and effectiveness of the strategies identified in the WMP through metrics and monitoring. In June 2021, the IPUC authorized Idaho Power to defer, for future amortization, the Idaho jurisdictional share of actual incremental O&M expenses and depreciation expense of certain capital investments necessary to implement the WMP. The WMP case with the IPUC is described in more detail in the "Regulatory Matters" section of this MD&A.

RESULTS OF OPERATIONS

This section of MD&A takes a closer look at the significant factors that affected IDACORP’s and Idaho Power’s earnings during the three and six months ended June 30, 2022. In this analysis, the results for the three and six months ended June 30, 2022, are compared with the same period in 2021.

The table below presents Idaho Power’s energy sales and supply (in thousands of MWh) for the three and six months ended June 30, 2022 and 2021.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Retail energy sales	3,648	4,098	7,273	7,467
Wholesale energy sales	121	67	149	188
Bundled energy sales	179	34	550	245
Total energy sales	3,948	4,199	7,972	7,900
Hydropower generation	1,602	1,449	2,866	2,875
Coal generation	777	372	1,595	908
Natural gas and other generation	179	666	638	1,307
Total system generation	2,558	2,487	5,099	5,090
Purchased power	1,723	1,949	3,504	3,346
Line losses	(333)	(237)	(631)	(536)
Total energy supply	3,948	4,199	7,972	7,900

Weather-related information for Boise, Idaho, for the three and six months ended June 30, 2022 and 2021, is presented in the table below. While Boise, Idaho weather conditions are not necessarily representative of weather conditions throughout Idaho Power's service area, the greater Boise area has the majority of Idaho Power's customers and is included for illustrative purposes.

	Three months ended June 30,			Six months ended June 30,
	2022	2021	Normal (2)	2022	2021	Normal (2)
Heating degree-days(1)	909	594	685	3,505	2,921	3,087
Cooling degree-days(1)	157	383	188	157	383	188
Precipitation (inches)	4.6	2.5	3.4	7.3	6.3	7.2
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

Sales Volume and Generation: Retail sales volumes decreased 11 percent and 3 percent in the second quarter and first six months of 2022, respectively, compared with the same periods in 2021. Increases in sales volumes from customer growth partially offset a decrease in sales volumes per customer during the second quarter of 2022, compared with the second quarter of 2021, as the number of Idaho Power customers grew by 2.6 percent over the prior twelve months. Increases in sales volumes among all customer classes, except for irrigation customers, were due primarily to customer growth, during the first six months of 2022, compared with the first six months of 2021. Mild temperatures and greater precipitation caused customers to use less energy for irrigation and, to a lesser extent, air conditioning, particularly in the second quarter of 2022 compared with the second quarter of 2021. Precipitation in Boise Idaho was 86 percent higher during the three months ended June 30, 2022, compared with the same period of 2021, and 35 percent above normal, which decreased usage by irrigation customers by approximately 36 percent and 35 percent, respectively, during the three and six months ended June 30, 2022, compared with the same periods in 2021. During the second quarter of 2022, usage per residential customer was approximately 10 percent lower and usage per commercial customer was approximately 6 percent lower than the same period of 2021, primarily due to cooler temperatures during the second quarter of 2022, which decreased the use of electricity for cooling purposes. Cooling degree-days in Boise, Idaho were 59 percent lower during the three months ended June 30, 2022, compared with the three months ended June 30, 2021, and 16 percent below normal. The weather-related declines in residential usage during the second quarter were almost entirely offset by the higher sales per residential customer that Idaho Power experienced from colder winter weather during the first quarter of 2022.

Total system generation increased 3 percent in the second quarter and was flat in the first six months of 2022 compared with the same periods in 2021. Hydropower generation increased 11 percent in the second quarter of 2022 and was slightly lower in the first six months of 2022 compared with the same periods in 2021, with the second-quarter increase due mostly to greater precipitation in the second quarter of 2022, and the overall decrease for the first six months of 2022 due largely to less snowpack and carry-over reservoir storage. Natural gas generation decreased significantly in the second quarter and first six months of 2022, respectively, compared with same periods of 2021, due primarily to a planned maintenance outage at the Langley Gulch natural gas plant and, to a lesser extent, higher natural gas market prices. This decrease in natural gas generation during the second quarter and first six months of 2022 led to a significant increase in coal generation, and for the first six months of 2022, an increase in energy purchased from wholesale markets to help meet customer demand.

The financial impacts of fluctuations in wholesale energy sales, purchased power, fuel expense, and other power supply-related expenses are addressed in Idaho Power's Idaho and Oregon power cost adjustment mechanisms, which are described below in "Power Cost Adjustment Mechanisms" in this MD&A.

Operating Revenues

Retail Revenues: The table below presents Idaho Power’s retail revenues (in thousands) and MWh sales volumes (in thousands) for the three and six months ended June 30, 2022 and 2021, and the number of customers as of June 30, 2022 and 2021.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Retail revenues:
Residential (includes $5,459, $(715), $15,551, and $15,107, respectively, related to the FCA)(1)	$124,593	$122,633	$293,888	$277,418
Commercial (includes $304, $165, $588, and $647, respectively, related to the FCA)(1)	79,260	77,609	157,826	149,878
Industrial	51,987	48,047	101,047	93,477
Irrigation	57,659	76,799	58,700	77,885
Deferred revenue related to HCC relicensing AFUDC(2)	(1,927)	(1,927)	(4,046)	(4,046)
Total retail revenues	$311,572	$323,161	$607,415	$594,612
Volume of retail sales (MWh)
Residential	1,173	1,262	2,838	2,764
Commercial	974	1,013	2,035	2,015
Industrial	852	856	1,737	1,708
Irrigation	649	967	663	980
Total retail MWh sales	3,648	4,098	7,273	7,467
Number of retail customers at period end
Residential	512,594	498,747
Commercial	76,573	75,187
Industrial	125	126
Irrigation	22,063	21,811
Total customers	611,355	595,871
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

Retail revenues decreased $11.6 million and increased $12.8 million during the second quarter and first six months of 2022, respectively, compared with the same periods in 2021. The factors affecting retail revenues during these periods are discussed below.

•Customers: Customer growth of 2.6 percent during the twelve months ended June 30, 2022, increased retail revenues by $4.2 million and $8.9 million in the second quarter and first six months of 2022, respectively, compared with the same periods in 2021.
•Usage: Lower usage (on a per customer basis), primarily related to irrigation customers, decreased retail revenues by $44.8 million and $27.7 million in the second quarter and first six months of 2022, respectively, compared with the same periods of 2021. The decreased usage by irrigation customers was primarily the result of greater precipitation in Idaho Power's service area during the second quarter and first six months of 2022 compared with the same periods of 2021. Also, residential and commercial customers used less energy per customer for cooling in the second quarter of 2022 primarily due to milder temperatures compared with the second quarter of 2021. Higher sales per residential customer for heating from colder winter weather during the first quarter of 2022 were offset by weather-related declines in residential usage during the second quarter of 2022.
•Idaho FCA Revenue: The FCA mechanism, applicable to Idaho residential and small commercial customers, adjusts revenue each year to accrue, or defer, the difference between the authorized fixed-cost recovery amount per customer and the actual fixed costs per customer recovered by Idaho Power through volume-based rates during the year. Lower usage (on a per customer basis) by residential and small general service customers during the second quarter and first six months of 2022 increased the amount of FCA revenue accrued by $6.3 million and $0.4 million, respectively, compared with the same periods in 2021.
•Rates: Average customer rates, excluding amounts related to the power cost adjustment mechanisms, increased retail revenues by $8.7 million and $8.5 million, respectively, for the three and six months ended June 30, 2022, compared with the same periods in 2021, due partially to the rate-related impact of monthly fixed charges being allocated over fewer MWh from the lower usage per customer, particularly among irrigation customers, described above. Also, a June 1, 2022 rate increase for Idaho Power’s Idaho retail customers related to the Bridger Order increased retail revenues for the three and six months ended June 30, 2022, compared with the same periods of 2021. Customer rates also include the collection from customers of amounts related to the power cost adjustment mechanisms, which increased revenues by $14.1 million and $22.7 million in the second quarter and first six months of 2022, respectively, compared with the same periods of 2021. The amount collected from customers in rates under the power cost adjustment mechanisms has relatively little effect on operating income as a corresponding amount is recorded as expense in the same period it is collected through rates.

Wholesale Energy Sales: Wholesale energy sales consist primarily of opportunistic sales of surplus system energy, but also include sales into the energy imbalance market in the western United States (Western EIM). The table below presents Idaho Power’s wholesale energy sales for the three and six months ended June 30, 2022 and 2021 (in thousands, except for per MWh amounts).

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Wholesale energy revenues	$6,980	$4,308	$10,015	$10,567
Wholesale volume in MWh sold	121	67	149	188
Average wholesale energy revenues per MWh	$57.69	$64.30	$67.21	$56.21

Wholesale energy revenues increased $2.7 million in the second quarter of 2022 compared with the second quarter of 2021, due to higher wholesale energy sales volumes. Wholesale energy revenues were relatively flat in the first six months of 2022 compared with the first six months of 2021, as lower wholesale energy sales were mostly offset by higher wholesale market prices. The financial impacts of fluctuations in wholesale energy sales are largely mitigated by Idaho Power's Idaho and Oregon power cost adjustment mechanisms, which are described below in "Power Cost Adjustment Mechanisms" in this MD&A.

Transmission Wheeling-Related Revenues: Transmission wheeling-related revenues increased $2.9 million, or 19 percent, and $4.9 million, or 16 percent, during the second quarter and first six months of 2022, respectively, compared with the same periods of 2021. Warmer weather in the southwest United States and milder weather in the Pacific Northwest during the second quarter of 2022 compared with the second quarter of 2021 led to a price spread between energy market hubs. This price spread increased wheeling activity across Idaho Power's transmission system for wheeling customers to access these markets. In addition, two new long-term wheeling agreements executed in April 2021 contributed to increased wheeling volumes during the first half of 2022 compared with the same period in 2021. Also, Idaho Power's OATT rates were approximately 4 percent higher in the first half of 2022 compared with the first half of 2021.

Energy Efficiency Program Revenues: In both Idaho and Oregon, energy efficiency riders fund energy efficiency program expenditures. Expenditures funded through the riders are reported as an operating expense with an equal amount recorded in revenues, resulting in no net impact on earnings. The cumulative variance between expenditures and amounts collected through the rider is recorded as a regulatory asset or liability. A liability balance indicates that Idaho Power has collected more than it has spent, and an asset balance indicates that Idaho Power has spent more than it has collected. At June 30, 2022, Idaho Power's energy efficiency rider balances were regulatory assets of $4.3 million in the Idaho jurisdiction and $0.1 million in the Oregon jurisdiction.

Operating Expenses

Purchased Power: The table below presents Idaho Power’s purchased power expenses and volumes for the three and six months ended June 30, 2022 and 2021 (in thousands, except for per MWh amounts).

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Expense
PURPA contracts	$48,607	$53,163	$88,603	$96,220
Other purchased power (including wheeling)	43,120	42,953	88,548	67,884
Total purchased power expense	$91,727	$96,116	$177,151	$164,104
MWh purchased
PURPA contracts	855	979	1,462	1,675
Other purchased power	868	970	2,042	1,671
Total MWh purchased	1,723	1,949	3,504	3,346
Average cost per MWh from PURPA contracts	$56.85	$54.30	$60.60	$57.44
Average cost per MWh from other sources	$49.68	$44.28	$43.36	$40.62
Weighted average - all sources	$53.24	$49.32	$50.56	$49.04

Purchased power expense decreased $4.4 million, or 5 percent, in the second quarter of 2022, but increased $13.0 million, or 8 percent, in the first six months of 2022 compared with the same periods of 2021. The decrease in purchased power expense for the second quarter was primarily due to a 12 percent decrease in total MWh purchased compared with the second quarter of 2021. Compared with the first six months of 2021, a decrease in natural gas generation during the first six months of 2022 led to a 5 percent increase in energy purchased from wholesale markets to help meet customer demand.

Fuel Expense: The table below presents Idaho Power’s fuel expenses and thermal generation for the three and six months ended June 30, 2022 and 2021 (in thousands, except for per MWh amounts).

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Expense
Coal	$22,346	$11,672	$50,005	$28,607
Natural gas	12,071	19,519	30,114	35,889
Total fuel expense	$34,417	$31,191	$80,119	$64,496
MWh generated
Coal	777	372	1,595	908
Natural gas	179	666	638	1,307
Total MWh generated	956	1,038	2,233	2,215
Average cost per MWh - Coal	$28.76	$31.38	$31.35	$31.51
Average cost per MWh - Natural gas	$67.44	$29.31	$47.20	$27.46
Weighted average, all sources	$36.00	$30.05	$35.88	$29.12

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

Fuel expense increased $3.2 million, or 10 percent, and $15.6 million, or 24 percent, in the second quarter and first six months of 2022, respectively, compared with the same periods of 2021. The increases in fuel expense were primarily due to higher natural gas market prices in 2022, which resulted in an increase in the average cost per MWh of natural gas generation. Also, coal-fired generation increased to compensate for the significant decrease in natural gas generation primarily resulting from a planned maintenance outage at the Langley Gulch natural gas plant during the first half of 2022 and, to a lesser extent, higher natural gas market prices. Idaho Power expects natural gas market prices to be volatile and to remain elevated through the rest of 2022.

Power Cost Adjustment Mechanisms: Idaho Power's power supply costs (primarily purchased power and fuel expense, less wholesale energy sales) can vary significantly from year to year. Volatility of power supply costs arises from factors such as weather conditions, wholesale market prices, volumes of power purchased and sold in the wholesale markets, Idaho Power's hydropower and thermal generation volumes and fuel costs, generation plant availability, and retail loads. To address the volatility of power supply costs, Idaho Power's power cost adjustment mechanisms in the Idaho and Oregon jurisdictions allow Idaho Power to recover from customers, or refund to customers, most of the fluctuations in power supply costs. The Idaho-jurisdiction power cost adjustment (PCA) includes a cost or benefit sharing ratio that allocates the deviations in net power supply expenses between customers (95 percent) and Idaho Power (5 percent), with the exception of PURPA power purchases and demand response program incentives, which are allocated 100 percent to customers. The Idaho deferral period, or PCA year, runs from April 1 through March 31. Amounts deferred or accrued during the PCA year are primarily recovered or refunded during the subsequent June 1 through May 31 period. The primary financial impact of the power cost adjustment mechanisms relates to the timing of operating cash flows, as cash may be paid out for power supply costs prior to recovery from customers.

The table that follows presents the components of the Idaho and Oregon power cost adjustment mechanisms for the three and six months ended June 30, 2022 and 2021 (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Power supply cost (deferral) accrual	$(1,026)	$866	$3,457	$16,126
Amortization of prior year authorized balances	600	(8,800)	(4,282)	(18,389)
Total power cost adjustment expense	$(426)	$(7,934)	$(825)	$(2,263)

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

Other O&M Expenses: Other O&M expenses increased $12.0 million, or 14 percent, and $18.5 million, or 11 percent, in the second quarter and first six months of 2022, compared with same periods of 2021, due largely to maintenance activities at the Jim Bridger coal plant, Langley Gulch natural gas plant, and American Falls hydropower project. Most of those maintenance activities are performed as scheduled maintenance, but not annually. Also, an increase in performance-based variable compensation accruals and inflationary pressures on labor-related costs, professional services, vehicle fuel, and supplies contributed to the increase in other O&M expenses.

Income Taxes

Income tax expense for IDACORP and Idaho Power for the six months ended June 30, 2022, decreased by $1.8 million and $1.3 million, respectively, compared to the same period in 2021, primarily due to lower pre-tax income. For information relating to IDACORP's and Idaho Power's computation of income tax expense effective income tax rates, see Note 2 - "Income Taxes" to the condensed consolidated financial statements included in this report.

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

As of July 29, 2022, IDACORP's and Idaho Power's access to debt, equity, and credit arrangements included:

•their respective $100 million and $300 million revolving credit facilities;
•IDACORP's shelf registration statement filed with the U.S. Securities and Exchange Commission (SEC) on May 16, 2022, which may be used for the issuance of debt securities and common stock;
•Idaho Power's shelf registration statement filed with the SEC on May 16, 2022, which may be used for the issuance of first mortgage bonds and debt securities; $1.2 billion remains available for issuance pursuant to state regulatory authority; and
•IDACORP's and Idaho Power's commercial paper, which may be issued up to an amount equal to the available credit capacity under their respective revolving credit facilities.

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

IDACORP and Idaho Power generally seek to maintain capital structures of approximately 50 percent debt and 50 percent equity. Maintaining this ratio influences IDACORP's and Idaho Power's debt and equity issuance decisions. As of June 30, 2022, IDACORP's and Idaho Power's capital structures, as calculated for purposes of applicable debt covenants, were as follows:

	IDACORP	Idaho Power
Debt	44%	46%
Equity	56%	54%

IDACORP and Idaho Power typically maintain their cash and cash equivalents in highly liquid investments, such as U.S. Treasury Bills, money market funds, and bank deposits.

Operating Cash Flows

IDACORP’s and Idaho Power’s operating cash inflows for the six months ended June 30, 2022, were $156 million and $145 million, respectively, a decrease of $11 million for IDACORP and Idaho Power, compared with the same period in 2021. With the exception of cash flows related to income taxes, IDACORP's operating cash flows are principally derived from the operating cash flow of Idaho Power. Significant items that affected the comparability of the companies' operating cash flows in the first six months of 2022 compared with the same period in 2021 were as follows:

•decreased net income;
•changes in deferred taxes and taxes accrued and receivable combined to decrease IDACORP and Idaho Power cash flows by $5 million and $3 million, respectively;
•changes in working capital balances due primarily to timing, including fluctuations in accounts payable and other accrued liabilities, and other current assets as follows:
◦timing of accounts payable and other accrued liability payments decreased operating cash flows by $26 million for IDACORP and Idaho Power, and
◦the changes in other current assets increased operating cash flows by $31 million for IDACORP and Idaho Power, which was primarily due to fluctuations in accrued unbilled revenues, the timing of purchases and consumption of materials and supplies, and the timing of purchases and consumption of coal at Idaho Power's jointly-owned coal-fired generating plants.

Investing Cash Flows

Investing activities consist primarily of capital expenditures related to new construction and improvements to Idaho Power’s generation, transmission, and distribution facilities. IDACORP’s and Idaho Power’s net investing cash outflows for the six months ended June 30, 2022, were $204 million and $175 million, respectively. Investing cash outflows for 2022 and 2021 were primarily for construction of utility infrastructure needed to address Idaho Power’s aging plant and equipment, customer growth, and environmental and regulatory compliance requirements. Significant items and transactions that affected investing cash flows during the first six months of 2022 and 2021 were as follows:

•IDACORP’s and Idaho Power’s investing cash outflows both included additions to utility plant of $194 million during the first half of 2022 compared with $128 million during the first half of 2021;
•IDACORP's investing cash outflows and inflows for 2022 and 2021 included $25 million in purchases of short-term investments and for 2021 included $50 million in sales of short-term investments;

•IDACORP's investing cash outflows for 2022 and 2021 included $3 million and $10 million, respectively, of tax credit investments in affordable housing and other real estate, which provide a return principally by reducing federal and state income taxes through tax credits and accelerated tax depreciation benefits;
•IDACORP's and Idaho Power's investing cash inflows for 2022 included a $10 million return of investment from IERCo, a wholly-owned subsidiary of Idaho Power; and
•IDACORP's and Idaho Power's investing cash outflows and inflows for 2022 included $27 million and $30 million, respectively, in purchases of equity and held-to-maturity securities, respectively, and $53 million in sales of equity securities held in a rabbi trust, which is designated to provide funding for obligations related to Idaho Power's security plan for senior management employees.

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

IDACORP's and Idaho Power's net financing cash inflows for the six months ended June 30, 2022, were $71 million and $74 million, respectively. During the first six months of 2022, Idaho Power drew $150 million from a delayed draw term loan facility, described below, and IDACORP and Idaho Power paid dividends of $76 million.

Financing Programs and Available Liquidity

Term Loan Credit Agreement:

In March 2022, Idaho Power entered into a term loan credit agreement (Term Loan Facility). The Term Loan Facility is a two-year senior unsecured delayed draw term loan facility in the aggregate principal amount of $150 million. The maturity date of the Term Loan Facility is March 4, 2024. The Term Loan Facility which will be used for general corporate purposes, including funding Idaho Power's capital projects, provided for the issuance of loans in the aggregate principal amount of $150 million.

The interest rates for the floating rate advances under the Term Loan Facility were based on the highest of (1) the prime commercial lending rate of the lender acting as administrative agent, (2) the federal funds rate, plus 0.5 percent, (3) Term SOFR (as defined in the Term Loan Facility) for a one-month tenor that is published by CME Group Benchmark Administration limited (or the successor administrator of such rate), plus 1%, and (4) zero percent. The interest rates for SOFR Advances (as defined in the Term Loan Facility) were based on the Term SOFR rate for the borrower-selected period plus the Applicable Margin. The “Applicable Margin” is based on Idaho Power's senior unsecured non-credit enhanced long-term indebtedness credit rating, as set forth on a schedule to the Term Loan Facility.

At June 30, 2022, $150 million in principal amount had been drawn and was outstanding on the Term Loan Facility.

IDACORP Equity Programs: IDACORP has no current plans to issue equity securities in 2022 other than under its equity compensation plans.

Idaho Power First Mortgage Bonds: Idaho Power's issuance of long-term indebtedness is subject to the approval of the IPUC, OPUC, and Wyoming Public Service Commission (WPSC). In May and June 2022, Idaho Power received orders from the IPUC, OPUC, and WPSC authorizing the company to issue and sell from time to time up to $1.2 billion in aggregate principal amount of debt securities and first mortgage bonds, subject to conditions specified in the orders. Authority from the IPUC and WPSC is effective through May 31, 2025, subject to extension upon request to the IPUC and WPSC. The OPUC's order does not impose a time limitation for issuances, but does impose a number of other conditions, including a requirement that the interest rates for the debt securities or first mortgage bonds fall within either (a) designated spreads over comparable U.S. Treasury rates or (b) a maximum interest rate limit of eight percent.

In May 2022, Idaho Power filed a shelf registration statement with the SEC, which became effective upon filing, for the offer and sale of an unspecified principal amount of its first mortgage bonds. The issuance of first mortgage bonds requires that Idaho Power meet interest coverage and security provisions set forth in Idaho Power's Indenture of Mortgage and Deed of Trust, dated as of October 1, 1937, as amended and supplemented from time to time (Indenture). Future issuances of first mortgage bonds are subject to satisfaction of covenants and security provisions set forth in the Indenture, market conditions, regulatory authorizations, and covenants contained in other financing agreements.

In June 2022, Idaho Power entered into a selling agency agreement with six banks named in the agreement in connection with the potential issuance and sale from time to time of up to $1.2 billion aggregate principal amount of first mortgage bonds, secured medium term notes, Series M (Series M Notes), under Idaho Power’s Indenture of Mortgage and Deed of Trust, dated as of October 1, 1937, as amended and supplemented (Indenture). Also in June 2022, Idaho Power entered into the Fiftieth Supplemental Indenture, dated effective as of June 30, 2022, to the Indenture (Fiftieth Supplemental Indenture). The Fiftieth Supplemental Indenture provides for, among other items the issuance of up to $1.2 billion in aggregate principal amount of Series M Notes pursuant to the Indenture.

The Indenture limits the amount of first mortgage bonds at any one time outstanding to $2.5 billion, and as a result, the maximum amount of additional first mortgage bonds Idaho Power could issue as of June 30, 2022, was limited to approximately $534 million. Idaho Power plans to increase the $2.5 billion limit to $3.5 billion by filing a supplemental indenture with the trustee during the third quarter of 2022 as provided in the Indenture of Mortgage and Deed of Trust. Separately, the Indenture also limits the amount of additional first mortgage bonds that Idaho Power may issue to the sum of (a) the principal amount of retired first mortgage bonds and (b) 60 percent of total unfunded property additions, as defined in the Indenture. As of June 30, 2022, Idaho Power could issue approximately $2.2 billion of additional first mortgage bonds based on retired first mortgage bonds and total unfunded property additions.

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

Each facility contains a covenant requiring each company to maintain a leverage ratio of consolidated indebtedness to consolidated total capitalization equal to or less than 65 percent as of the end of each fiscal quarter. In determining the leverage ratio, "consolidated indebtedness" broadly includes all indebtedness of the respective borrower and its subsidiaries, including, in some instances, indebtedness evidenced by certain hybrid securities (as defined in the credit agreement). "Consolidated total capitalization" is calculated as the sum of all consolidated indebtedness, consolidated stockholders' equity of the borrower and its subsidiaries, and the aggregate value of outstanding hybrid securities. At June 30, 2022, the leverage ratios for IDACORP and Idaho Power were 44 percent and 46 percent, respectively. IDACORP's and Idaho Power's ability to utilize the credit facilities is conditioned upon their continued compliance with the leverage ratio covenants included in the credit facilities. There are additional covenants, subject to exceptions, that prohibit certain mergers, acquisitions, and investments, restrict the creation of certain liens, and prohibit entering into any agreements restricting dividend payments from any material subsidiary.

At June 30, 2022, IDACORP and Idaho Power believed they were in compliance with all facility covenants. Further, IDACORP and Idaho Power do not anticipate they will be in violation or breach of their respective debt covenants during 2022.

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

Available Short-Term Borrowing Liquidity

The table below outlines available short-term borrowing liquidity as of the dates specified (in thousands).

	June 30, 2022		December 31, 2021
	IDACORP(2)	Idaho Power	IDACORP(2)	Idaho Power
Revolving credit facility	$100,000	$300,000	$100,000	$300,000
Commercial paper outstanding	—	—	—	—
Identified for other use(1)	—	(24,245)	—	(24,245)
Net balance available	$100,000	$275,755	$100,000	$275,755
(1) Port of Morrow and American Falls bonds that Idaho Power could be required to purchase prior to maturity under the optional or mandatory purchase provisions of the bonds, if the remarketing agent for the bonds is unable to sell the bonds to third parties.
(2) Holding company only.

On July 29, 2022, IDACORP had no loans outstanding under its revolving credit facilities and had no commercial paper outstanding. Idaho Power also had no loans outstanding under its revolving credit facilities and no commercial paper outstanding at that date. During the three and six months ended June 30, 2022, IDACORP and Idaho Power issued no short-term commercial paper.

Impact of Credit Ratings on Liquidity and Collateral Obligations

IDACORP’s and Idaho Power’s access to capital markets, including the commercial paper market, and their respective financing costs in those markets, depend in part on their respective credit ratings. There have been no changes to IDACORP's or Idaho Power's ratings by S&P from those included in the 2021 Annual Report. However, any rating can be revised upward or downward or withdrawn at any time by a rating agency if it decides that the circumstances warrant the change. In July 2022, Moody's Investors Service (Moody's) Long-Term Issuer rating for IDACORP was downgraded to Baa2 from Baa1, and Idaho Power's Long-Term Issuer rating was downgraded to Baa1 from A3. In addition, Moody's ratings for Idaho Power's First Mortgage Bonds and Senior Secured Debt were downgraded to A2 from A1. IDACORP and IPC's short-term ratings for commercial paper were affirmed at Prime-2 and the outlook for both companies were rated as stable. Following the Moody's credit ratings changes, the companies’ credit ratings remain investment grade and the companies do not believe the ratings changes will have a material impact on their liquidity nor access to debt capital. Moody’s credit ratings of Baa3 and above are considered to be investment grade, or prime, ratings.

Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties. As of June 30, 2022, Idaho Power had posted $1.2 million cash performance assurance collateral related to these contracts. Should Idaho Power experience a reduction in its credit rating on its unsecured debt to below investment grade, Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral, and counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions. Based upon Idaho Power’s current energy and fuel portfolio and market conditions as of June 30, 2022, the amount of additional collateral that could be requested upon a downgrade to below investment grade is approximately $14.5 million. To minimize capital requirements, Idaho Power actively monitors its portfolio exposure and the potential exposure to additional requests for performance assurance collateral through sensitivity analysis.

Capital Requirements

Idaho Power's construction expenditures, excluding AFUDC, were $187 million during the six months ended June 30, 2022. The table below presents Idaho Power's estimated accrual-basis additions to electric plant for 2022 (including amounts incurred to-date) through 2026 (in millions of dollars). The amounts in the table exclude AFUDC but include net costs of removing assets from service that Idaho Power expects would be eligible to be included in rate base in future rate case proceedings. However, given the uncertainty associated with the timing of infrastructure projects and associated expenditures, actual expenditures and the timing of such expenditures could deviate substantially from those set forth in the table. The capital expenditure table below assumes, among other projects, construction and ownership of a number of resources identified in Idaho Power's 2021 IRP in order to safely and reliably serve the company's customers. The timing and amount of actual constructed projects and capital expenditures could be affected by Idaho Power’s ability to timely obtain labor or materials at reasonable costs, supply chain disruptions and delays, regulatory determinations, inflationary pressures, macroeconomic conditions, or other issues.

	2022	2023	2024-2026
Expected capital expenditures (excluding AFUDC)	$500-$520	$690-$715	$1,450-$1,550

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

Resource Additions to Address Projected Energy and Capacity Deficits: As noted previously, Idaho Power believes that existing and sustained growth in customers and peak demand for electricity, along with transmission constraints, will create the need for Idaho Power to acquire significant generation and storage resources to meet energy and capacity needs over the next several years. While demand varies and is based on numerous factors, Idaho Power's 2021 IRP indicated Idaho Power could have a resource capacity deficit for peak needs of 101 MW in 2023, an additional 85 MW deficit in 2024, and an additional 125 MW deficit in 2025. To help meet peak needs in 2023, Idaho Power has entered into contracts to purchase, own, and operate 120 MW of battery storage assets, and also entered into a 20-year power purchase agreement signed in February 2022 for the output of a planned third-party 40 MW solar facility. In March 2022, Idaho Power filed an application with the IPUC requesting approval of a revised special contract for electric service between Idaho Power and its existing industrial customer Micron under which Micron would purchase from Idaho Power the energy generated by the solar facility. To help address the capacity deficits projected for 2024 and 2025, Idaho Power has been pursuing multiple options and issued a request for proposal for resources in December 2021. Depending on factors such as RFP results, the timing of project in-service dates, updated load and resource balances and customer growth, and the outcome of regulatory proceedings, Idaho Power expects it could invest over $400 million in capital expenditures from 2022 through 2025 for resource additions to help meet the projected capacity deficits noted above.

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

Approximately $137 million, including Idaho Power's AFUDC, has been expended on the Boardman-to-Hemingway project through June 30, 2022. Pursuant to the terms of the joint funding arrangements, Idaho Power has received $87 million in reimbursement as of June 30, 2022, from project co-participants for their share of costs. As of the date of this report, no material co-participant reimbursements are outstanding. Joint permitting participants are obligated to reimburse Idaho Power for their share of any future project permitting expenditures or agreed upon early construction expenditures incurred by Idaho Power under the terms of the joint funding agreement.

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

In the separate State of Oregon permitting process, the Oregon Department of Energy issued a Proposed Order in July 2020 that recommends approval of the project to the state's Energy Facility Siting Council (EFSC). On May 31, 2022, at the conclusion of the administrative hearing, the hearing officer issued a proposed contested case order proposing Idaho Power be granted a site certificate to construct and operate the project in Oregon. The matter is now before the EFSC, which Idaho Power expects to make a final decision in the second half of 2022.

As the current joint funding agreement covers primarily permitting activities, which are nearing completion, Idaho Power and its co-participants have been exploring several scenarios of ownership, asset, and service arrangements aimed at maximizing the value of the project to each of the co-participants' customers. Under the current joint funding agreement, Idaho Power has an approximate 21 percent interest, BPA has an approximate 24 percent interest, and PacifiCorp has an approximate 55 percent interest in the permitting phase of the project. In January 2022, the participants executed a non-binding term sheet regarding the ownership structure that would be addressed through amended or new funding agreements for the future phases of the project. The term sheet contemplates that Idaho Power would acquire BPA's ownership interest, which would increase Idaho Power's interest to approximately 45 percent, and Idaho Power would deliver transmission service to BPA's customers across Southern Idaho.

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

In July 2021, Idaho Power awarded contracts for detailed design, geotechnical investigation, land surveying, and right-of-way option acquisition; and that work commenced in the third quarter of 2021. In April 2022, Idaho Power awarded a contract for constructability consulting services. Idaho Power's 2021 IRP included the Boardman-to-Hemingway transmission line in its resource capacity plans for 2026. Given the status of ongoing permitting activities and the construction period, Idaho Power expects the in-service date for the transmission line will be no earlier than 2026.

Gateway West Transmission Line: Idaho Power and PacifiCorp are pursuing the joint development of the Gateway West project, a high-voltage transmission lines project between a substation located near Douglas, Wyoming, and the Hemingway substation located near Boise, Idaho. In January 2012, Idaho Power and PacifiCorp entered a joint funding agreement for permitting of the project. Idaho Power has expended approximately $50 million, including Idaho Power's AFUDC, for its share of the permitting phase of the project through June 30, 2022. As of the date of this report, Idaho Power estimates the total cost for its share of the project (including both permitting and construction) to be between $250 million and $450 million, including AFUDC. Idaho Power's estimated share of ongoing expenditures for the permitting phase of the project (excluding AFUDC) is included in the capital requirements table above. Idaho Power's share of potential early construction costs are excluded from the capital requirements table above because the timing of construction of Idaho Power's portion of the project is uncertain.

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

Defined Benefit Pension Plan Contributions

Idaho Power has no minimum contribution requirement to its defined benefit pension plan in 2022 and during the six months ended June 30, 2022, Idaho Power made a $10 million contribution. In July 2022, Idaho Power made an additional $10 million contribution to the defined benefit pension plan in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions and to mitigate the cost of being in an underfunded position. Idaho Power is considering contributing up to an additional $20 million to its defined benefit pension plan during 2022. The primary impact of pension contributions is on the timing of cash flows, as the timing of cost recovery lags behind contributions.

Contractual Obligations

IDACORP’s and Idaho Power’s contractual cash obligations as of June 30, 2022, include long-term debt, interest payments, purchase obligations, pension and post-retirement benefit plans, and other long-term liabilities specific to IDACORP, most of which are discussed throughout this MD&A. Refer to Note 8 – “Commitments” to the condensed consolidated financial statements included in this report for additional information relating to contractual obligations of the companies.

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

Notable Retail Rate Changes

During 2022, Idaho Power received orders authorizing the rate changes summarized in the table below.

Description	Status	Estimated Annual Rate Impact(1)	Notes
Jim Bridger plant accelerated recovery	New base rates became effective June 1, 2022	$18.8 million increase effective June 1, 2022
The IPUC approved Idaho Power’s amended application requesting authorization to recover costs associated with its plan to cease participation in coal-fired operations at the Jim Bridger plant by 2028, as described in more detail below.

Power Cost Adjustment Mechanism - Idaho	New PCA rate became effective June 1, 2022	$94.9 million increase for the period from June 1, 2022, to May 31, 2023	The income statement impact of revenue changes associated with the Idaho PCA mechanism is largely offset by associated increases and decreases in actual power supply costs and amortization of deferred power supply costs. The rate increase reflects a forecasted reduction in low-cost hydropower generation as well as higher costs associated with market energy prices and natural gas prices. The filing also reflects $0.6 million of 2021 earnings to be shared with customers under the May 2018 Idaho Tax Reform Settlement Stipulation described below.
Fixed Cost Adjustment Mechanism - Idaho	New FCA rate became effective June 1, 2022	$3.1 million decrease for the period from June 1, 2022, to May 31, 2023	The FCA is designed to remove a portion of Idaho Power’s financial disincentive to invest in energy efficiency programs by partially separating (or decoupling) the recovery of fixed costs from the volumetric kilowatt-hour charge and instead linking it to a set amount per customer.
(1) The annual amount collected in rates is typically not recovered on a straight-line basis (i.e., 1/12th per month), and is instead recovered in proportion to retail sales volumes.

Idaho Earnings Support and Sharing from Idaho Settlement Stipulation

A May 2018 Idaho settlement stipulation related to tax reform (May 2018 Idaho Tax Reform Settlement Stipulation) is described in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2021 Annual Report. IDACORP and Idaho Power believe that the terms allowing additional amortization of ADITC in the settlement stipulations provide the companies with a greater degree of earnings stability than would be possible without the terms of the stipulations in effect. Based on its estimate of full-year 2022 Idaho ROE, in the second quarter of 2022, Idaho Power recorded no additional ADITC amortization or provision against current revenues for sharing of earnings with customers under the May 2018 Idaho Tax Reform Settlement Stipulation. Accordingly, at June 30, 2022, the full $45 million of additional ADITC remains available for future use. Idaho Power also recorded no additional ADITC amortization or provision against revenues for sharing of earnings with customers during the second quarter of 2021, based on its then-current estimate of full-year 2021 Idaho ROE.

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

The following table summarizes the change in deferred (accrued) net power supply costs during the six months ended June 30, 2022 (in millions).

	Idaho	Oregon	Total
Deferred (accrued) net power supply costs at December 31, 2021	$33.8	$(0.3)	$33.5
Current period net power supply costs accrued	(3.4)	—	(3.4)
Revenue sharing	(0.6)	—	(0.6)
Prior amounts refunded through rates	3.4	0.1	3.5
SO2 allowance and renewable energy certificate sales	(5.2)	(0.2)	(5.4)
Interest and other	1.5	(0.1)	1.4
Deferred (accrued) net power supply costs at June 30, 2022	$29.5	$(0.5)	$29.0

Open Access Transmission Tariff Draft Posting

Idaho Power uses a formula rate for transmission service provided under its OATT, which allows transmission rates to be updated annually based primarily on financial and operational data Idaho Power files with the FERC. The existing OATT rate in effect from October 1, 2021, to September 30, 2022, is $31.19 per kW-year based on a net annual transmission revenue requirement of $127.3 million. In June 2022, Idaho Power publicly posted its 2022 draft transmission rate, reflecting a transmission rate of $31.42 per "kW-year," to be effective for the period from October 1, 2022, to September 30, 2023. A "kW-year" is a unit of electrical capacity equivalent to 1 kilowatt of power used for 8,760 hours. Idaho Power's draft rate was based on a net annual transmission revenue requirement of $132.7 million. The increase in the draft OATT rate is largely attributable to increased transmission plant in service.

Oregon Resource Procurement Filing

In December 2021, Idaho Power filed an application with the OPUC requesting a waiver of Oregon's competitive bidding rules for Idaho Power's procurement of resources to fill near-term capacity deficits. Specifically, Idaho Power requested that the OPUC issue an order waiving Idaho Power’s obligation to comply with the competitive bidding rules for its proposed resource procurement in favor of a modified competitive process and authorizing Idaho Power to move forward expeditiously with resource procurement to meet identified resource needs in 2023, 2024, and 2025. In March 2022, the OPUC issued an order denying Idaho Power's request to waive the competitive bidding rules. However, as allowed by the OPUC in certain cases, Idaho Power is pursuing an exception for 2023 resource needs, and plans to pursue additional exceptions to the competitive bidding rules for certain projects to meet the identified resource needs in 2024 and 2025.

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

Customer-Owned Generation Filing

Customer-owned generation allows customers to install solar panels or other on-site energy-generating resources and connect them to Idaho Power’s grid. If a customer requires more energy than its system generates, it uses energy supplied by Idaho Power’s grid and infrastructure. If a customer's system generates more energy than the customer uses, the energy is transferred to the grid and Idaho Power applies a corresponding kilowatt-hour credit to the customer’s bill. In May 2018, the IPUC issued an order authorizing the creation of two new customer classes for residential and small commercial customers who install their own on-site generation, with no change to pricing or compensation. Since October 2018, Idaho Power has initiated several cases with the IPUC related to studying the costs and benefits of customer-owned generation on Idaho Power’s system, and exploring whether, and to what extent, there should be modifications to the customer-owned generation pricing structure for residential and small general service customers, and large commercial, industrial, and irrigation customers (CI&I). The IPUC issued orders in December 2019 and February 2020 directing Idaho Power to (1) complete additional studies related to the costs and benefits of customer generation before changes to the compensation structure are implemented, and (2) continue to allow residential and small commercial customers with on-site generation installed prior to December 20, 2019, to be subject to the compensation and billing structure in place on that date until December 20, 2045. In December 2020, the IPUC issued an order establishing a 25-year grandfathering term for CI&I customers, similar to the terms approved for the residential and small commercial customer classes.
In June 2021, Idaho Power filed an application requesting that the IPUC initiate the multi-phase process for a comprehensive study of the costs and benefits of on-site generation as directed by previous IPUC orders. In December 2021, the IPUC issued an order requiring Idaho Power to complete the comprehensive study on the costs and benefits of on-site generation based on the IPUC’s study framework findings and conclusions, and requiring that Idaho Power complete the study in 2022 as soon as feasible. In June 2022, Idaho Power filed the comprehensive study with a proposed schedule that would allow the IPUC to issue a determination regarding the future structure of the service offering by the end of 2022, with implementation no earlier than June 2023.

Jim Bridger Power Plant Rate Base Adjustment and Recovery

In June 2022, the IPUC issued an order approving, with modifications, Idaho Power’s amended application requesting authorization to (a) accelerate depreciation for the Jim Bridger plant, to allow the coal-related plant assets to be fully depreciated and recovered by December 31, 2030, (b) establish a balancing account to track the incremental costs, benefits, and required regulatory accounting associated with ceasing participation in coal-fired operations at the Jim Bridger plant, and (c) adjust customer rates to recover the associated incremental annual levelized revenue requirement (Bridger Order).The Bridger Order and associated accounting are described in Note 3 – “Regulatory Matters” to the condensed consolidated financial statements included in this report. As a result of the Bridger Order, Idaho Power recorded the deferral of certain depreciation expense in the second quarter of 2022. Idaho Power plans to cease participation in all coal-related operations at the Jim Bridger plant by 2028. Idaho Power expects the Bridger Order to increase operating revenues, net depreciation expense, and income tax expense in future periods, and estimates the impacts of the order will increase after-tax net income by approximately $10 million in 2023. Idaho Power expects the ongoing annual benefit to net income from the Bridger Order to decline each year through 2030, primarily due to the annual decline in Jim Bridger plant coal-related rate base, which Idaho Power expects to be fully depreciated by December 31, 2030.

Wildfire Mitigation Cost Deferral

In June 2021, the IPUC authorized Idaho Power to defer for future amortization incremental O&M and depreciation expense of certain capital investments necessary to implement the company's WMP. The IPUC also authorized Idaho Power to record these deferred expenses as a regulatory asset until the company can request amortization of the deferred costs in a future IPUC proceeding, at which time the IPUC will have the opportunity to review actual costs and determine the amount of prudently incurred costs that Idaho Power can recover through retail rates. Idaho Power projects spending approximately $47 million in incremental wildfire mitigation-related O&M and roughly $35 million in wildfire mitigation system-hardening capital incremental expenditures over the next five years. The IPUC authorized a deferral period of five years, or until rates go into effect after Idaho Power's next general rate case, whichever is first. As of June 30, 2022, Idaho Power’s deferral of Idaho-jurisdiction costs related to the WMP was $14.8 million.

Industrial Customer Dedicated Renewable Resource

In March 2022, Idaho Power filed an application with the IPUC requesting approval of a revised special contract for electric service between Idaho Power and its existing industrial customer, Micron. The application included an arrangement under which Micron would be the purchaser from Idaho Power of the energy generated by a to-be-constructed 40 MW solar facility pursuant to a 20-year power purchase agreement between Idaho Power and a third party. The solar facility is scheduled to begin operating as early as June 2023. Idaho Power also requested in the application revised electric service rates for Micron that include new energy rates that incorporate the solar generation and compensation for capacity value and excess renewable energy generation. The application is modeled after a separate case pending before the IPUC requesting that Idaho Power be permitted to expand customer clean energy offerings through a new "Clean Energy Your Way" program, which would provide certain large customers the opportunity to purchase the output of renewable energy facilities, as described in the 2021 Annual Report in Part II, Item 7 - "Regulatory Matters." In early August, the IPUC issued an order approving Idaho Power’s application, with modifications, which Idaho Power is evaluating as of the date of this report.

Large Customer Rate Proceedings - Speculative High-Density Load

In June 2022, the IPUC approved Idaho Power's application to create a new customer class that would be applicable to commercial and industrial cryptocurrency mining operations, or any other speculative high-density load customers of less than 20 MW. Idaho Power has received approximately 2,000 MW of potential customer interest from this industry and believes new system resources may be necessary to serve this speculative customer load, which could create a financial risk for Idaho Power and its customers if the underlying economics of cryptocurrency mining change. Idaho Power believes that the financial and system risks of speculative high-density load could be mitigated through rate design for this customer class, which prices energy at a marginal rate, and through a requirement that speculative high-density load customers be interruptible at Idaho Power's discretion from June 15 through September 15, Idaho Power's summer peak season. On July 6, 2022, a prospective cryptocurrency mining customer of Idaho Power filed a petition for late intervention and reconsideration of the IPUC's approval of the new speculative high-density load customer class. Idaho Power filed an answer requesting the IPUC deny both the request for intervention and reconsideration and, as of the date of this report, a decision on the petition is pending.

Renewable and Other Energy Contracts

Idaho Power has contracts for the purchase of electricity produced by third-party owned generation facilities, most of which produce energy with the use of renewable generation sources such as wind, solar, biomass, small hydropower, and geothermal. The majority of these contracts are entered into as mandatory purchases under PURPA. As of June 30, 2022, Idaho Power had contracts to purchase energy from 129 online PURPA projects. An additional three contracts are with online non-PURPA projects, including the Elkhorn Valley wind project with a 101-MW nameplate capacity.

The following table sets forth, as of June 30, 2022, the resource type and nameplate capacity of Idaho Power's signed agreements for power purchases from PURPA and non-PURPA generating facilities. These agreements have original contract terms ranging from one to 35 years.

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

In July 2020, Idaho Power submitted to the FERC its supplement to the final license application that incorporated the settlement agreement reached between Idaho and Oregon on the CWA Section 401 certifications and provided feedback on proposed modification of the 2007 final environmental impact statement for the HCC. The July 2020 filing also contained an updated cost analysis of the HCC and a request for the FERC to issue a 50-year license and initiate a supplemental National Environmental Policy Act (NEPA) process at the FERC. Idaho Power prepared draft biological assessments in consultation with the U.S. Fish and Wildlife Service (USFWS) and the National Marine Fisheries Service (NMFS) and filed those with the FERC in October 2020. The draft biological assessments provide information to the USFWS and the NMFS that is necessary to issue their biological opinion as required under the Endangered Species Act (ESA). In December 2020, FERC staff issued six additional information requests (AIRs) from Idaho Power to help with the analysis and baseline for the project moving forward. Idaho Power has filed responses to all six of the AIRs with the FERC. Subsequently, in September 2021 FERC issued ten additional AIRs to clarify the cost of the proposed mitigation measures. In June 2022, the FERC issued a notice of intent to prepare a draft and final supplemental environmental impact statement (EIS) in accordance with NEPA. The FERC indicated that the supplemental EIS will address the new and revised measures proposed by the 401 certification settlement, the conditions contained in the Oregon and Idaho water quality certificates, and the information provided in the draft biological assessments. The FERC also reinstated informal consultation with the USFWS and NMFS under section 7 of the ESA. As of the date of this report, Idaho Power believes issuance of a new HCC license by the FERC will be in 2024 or thereafter.

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

Costs for the relicensing of Idaho Power's hydropower projects are recorded in construction work in progress until new multi-year licenses are issued by the FERC, at which time the charges are transferred to electric plant in service. Idaho Power expects to seek recovery of relicensing costs and costs related to a new long-term license through the regulatory process. Relicensing costs of $406 million (including AFUDC) for the HCC were included in construction work in progress at June 30, 2022. As of the date of this report, the IPUC authorizes Idaho Power to include in its Idaho jurisdiction rates $8.8 million of AFUDC annually relating to the HCC relicensing project. Collecting these amounts currently will reduce future collections when HCC relicensing costs are approved for recovery in base rates. As of June 30, 2022, Idaho Power's regulatory liability for collection of AFUDC relating to the HCC was approximately $197 million.

American Falls Relicensing: In April 2020, the FERC formally initiated the relicensing of the American Falls hydropower facility, which is Idaho Power's largest hydropower facility outside of the HCC, with a generating capacity of 92.3 MW. Idaho Power owns the generation facility but not the structural dam itself, which is owned by the U.S. Bureau of Reclamation. The FERC recognized Idaho Power’s pre-application document, including a proposed process plan and schedule, and recognized Idaho Power’s intent to file an application for a license. A final license application is due to the FERC in 2023. The relicensing has begun the process of informal ESA Section 7 consultation with the USFWS and Section 106 of the National Historic Preservation Act consultation with the Idaho State Historic Preservation Office. American Falls' current license expires in 2025, and as of the date of this report, Idaho Power expects the FERC to issue a new license for this facility concurrent with or prior to the existing license's expiration.

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

Endangered Species Act Matters

Changes to the Endangered Species Act: The listing of a species, or changes to the critical habitat designations, of fish, wildlife, or plants as threatened or endangered under the ESA, may have an adverse impact on Idaho Power's ability to construct power supply, transmission, or distribution facilities or relicense or operate its hydropower facilities. In August 2019, under the previous presidential administration, the USFWS and the NMFS issued a set of regulatory changes to some of the standards under which listing, delisting, and reclassifications and critical habitat designations are made (2019 ESA Rules). In October 2021, in response to January 2021 Executive Orders directing federal agencies to review certain environmental regulations, the USFWS and the NMFS proposed new rules to remove certain exclusions for designating critical habitat and to rescind the prior administration's regulatory definition of habitat. In July 2022, the U.S. District Court for the Northern District of California (Ninth Circuit) issued an order remanding and vacating the 2019 ESA Rules, which order applies nationwide. While the USFWS and the NMFS continue to work toward finalizing the new rules, Idaho Power plans to continue to operate under the ESA rules in effect prior to the 2019 ESA Rules.

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

Hells Canyon Relicensing Project: In December 2004, Idaho Power and eleven other parties, including the NMFS and the USFWS, entered into an interim agreement that addresses the effects of the ongoing operations of the HCC on ESA listed species pending the relicensing of the project. In 2007, the FERC requested initiation of formal consultation under the ESA with the NMFS and the USFWS regarding potential effects of HCC relicensing on several listed aquatic and terrestrial species. Idaho Power prepared draft biological assessments in consultation with the USFWS and the NMFS and filed those with the FERC in October 2020. The draft biological assessments are intended to provide the necessary information to the USFWS and the NMFS to issue their biological opinion as required under the ESA. In June 2022 the FERC issued a notice of intent to prepare a draft and final supplemental EIS in accordance with NEPA. The FERC indicated that the supplemental EIS will address the new and revised measures proposed by the 401 certification settlement, the conditions contained in the Oregon and Idaho water quality certificates, and the information provided in the draft biological assessments. The FERC also reinstated informal consultation with the USFWS and NMFS under section 7 of the ESA. As of the date of this report, Idaho Power believes that the issuance of a final biological opinion during 2022 is unlikely.

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

On March 22, 2022, Idaho Power submitted comments to the WDEQ in support of the WDEQ's analysis that no additional requirements are necessary at the Jim Bridger plant to meet air quality standards. Idaho Power's comments included a recommendation that the WDEQ include the terms of the February Consent Decree in the SIP for the EPA's approval. In June 2022, the EPA issued an administrative compliance order on consent pursuant to which PacifiCorp agreed to comply with the contents and timeline of a SIP revision that includes emission and control requirements for units 1 and 2, and the EPA agreed to allow the Jim Bridger plant to continue generation under certain operational limits that Idaho Power believes will allow it to reliably serve its customers while the SIP revision process moves forward.

On April 6, 2022, the EPA issued a proposed rule under the CAA called the Federal Implementation Plan Addressing Regional Ozone Transport for the 2015 National Ambient Air Quality Standards (CSAPR) to establish NOx emissions budgets requiring fossil fuel-fired power plants to participate in an allowance-based ozone season trading program beginning in 2023. Idaho Power submitted comments on the CSAPR on June 21, 2022, and believes that the proposed rule, if finalized, could impact operations at the Jim Bridger and Valmy plants. Idaho Power believes that if the proposed CSAPR were implemented, under certain conditions the company could have reduced ability to use the full available output at the Valmy and Jim Bridger plants in order to comply with the CSAPR limitations. Idaho Power will be evaluating the specific impacts to both plants and, for the Jim Bridger plant, how the CSAPR will interact with the SIP and February Consent Decree between Wyoming and PacifiCorp.

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

Section 401 Water Quality Certification: As described more fully under “Relicensing of Hydropower Projects” in the "Regulatory Matters" section of this MD&A, Idaho Power filed water quality certification applications, required under Section 401 of the CWA, with the states of Idaho and Oregon requesting that each state certify that any discharges from the HCC comply with applicable state water quality standards. The states issued final certifications in May 2019, after reaching a settlement with Idaho Power on fisheries-related matters. The Oregon certification, however, was challenged in state court by three third parties. Two of the lawsuits were consolidated, and Idaho Power intervened in that lawsuit and the parties reached a settlement. The court dismissed the third challenge to the Oregon CWA 401 certification with prejudice. In December 2019, Idaho Power filed an Offer of Settlement with the FERC requesting specific language be included in the new HCC license based upon the fish settlement among Idaho, Oregon, and Idaho Power. During the first quarter of 2020, the FERC received several comments opposing the Offer of Settlement and its decision relating to the Offer of Settlement is pending as of the date of this report.

In July 2020, the EPA published a rule amending regulations intended to implement the CWA Section 401 water quality certification process (July 2020 Rule). The rule clarifies that a state must issue its water quality certification within a reasonable time period, up to one year from the certification request, and limits the scope of the certification to jurisdictional water quality matters. Further, the new regulations make clear that federal agencies, not the state departments of environmental quality, will enforce the certification conditions. The July 2020 Rule became effective in September 2020 (2020 CWA Section 401 Order). In October 2021, the Ninth Circuit Court of Appeals issued an order remanding and vacating the 2020 CWA Section 401 Order, which order applies nationwide, and requires a temporary return to the EPA's previous Section 401 of the CWA in effect since 1979. In April 2022, the U.S. Supreme Court stayed the vacatur imposed by the Ninth Circuit, and the EPA filed a notice of intent to repeal the July 2020 Rule. While the EPA finalizes a new certification rule, Idaho Power plans to continue to operate under the current CWA Section 401 regulations as described above.

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

CWA Permitting: Idaho Power's hydropower generation facilities are subject to compliance and permitting obligations under the CWA. Idaho Power has been engaged for several years with the EPA, and is now engaged with the Idaho Department of Environmental Quality (IDEQ), regarding Idaho Power's CWA permitting obligations and compliance status for those facilities. Idaho Power has in the past, and expects in the future, to incur costs and expenses associated with those permitting and compliance obligations. Idaho Power also expects to incur additional expenses associated with the relicensing of its hydropower facilities, as discussed elsewhere in this report.

On April 7, 2022, Idaho Power and the IDEQ entered into a consent judgment in the district courts for the third, fourth, fifth, and sixth judicial districts of the State of Idaho to resolve a National Pollutant Discharge Elimination System permitting issue related to 15 of Idaho Power’s hydropower projects that requires Idaho Power to pay a $1.1 million fine, implement interim measures for compliance, and ultimately submit applications for new permits at each of the dams subject to the consent judgment. Due to a misinterpretation, the EPA cancelled water discharge permits in the mid-1990’s, and Idaho Power recently determined that those permits are applicable for operation of the dams. However, Idaho Power believes that the dams would have been in compliance with the earlier permits had they remained in place.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IDACORP is exposed to market risks, including changes in interest rates, changes in commodity prices, credit risk, and equity price risk. The following discussion summarizes material changes in these risks since December 31, 2021, and the financial instruments, derivative instruments, and derivative commodity instruments sensitive to changes in interest rates, commodity prices, and equity prices that were held at June 30, 2022. IDACORP has not entered into any of these market-risk-sensitive instruments for trading purposes.

Interest Rate Risk

IDACORP manages interest expense and short- and long-term liquidity through a combination of fixed rate and variable rate debt. Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly-rated financial institutions may be used to achieve the desired combination.

Variable Rate Debt: As of June 30, 2022, IDACORP had $30.1 million in net floating rate debt, which approximated fair value. Assuming no change in financial structure, if variable interest rates were to average one percentage point higher than the average rate on June 30, 2022, annual interest expense would increase and pre-tax earnings would decrease by approximately $0.3 million for IDACORP.

Fixed Rate Debt: As of June 30, 2022, IDACORP had $2.0 billion in fixed rate debt, with a fair market value of approximately $1.9 billion. These instruments are fixed rate and, therefore, do not expose the companies to a loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $222 million if market interest rates were to decline by one percentage point from their June 30, 2022, levels.

Commodity Price Risk

IDACORP's exposure to changes in commodity prices is related to Idaho Power's ongoing utility operations that produce electricity to meet the demand of its retail electric customers. These changes in commodity prices are mitigated in large part by Idaho Power's Idaho and Oregon power cost adjustment mechanisms. To supplement its generation resources and balance its supply of power with the demand of its retail customers, Idaho Power participates in the wholesale marketplace. IDACORP's commodity price risk as of June 30, 2022, had not changed materially from that reported in Item 7A of IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2021 (2021 Annual Report). Information regarding Idaho Power’s use of derivative instruments to manage commodity price risk can be found in Note 12 - "Derivative Financial Instruments" to the condensed consolidated financial statements included in this report.

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

The use of performance assurance collateral in the form of cash, letters of credit, or guarantees is common industry practice. Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties. As of June 30, 2022, Idaho Power posted $1.2 million performance assurance collateral related to these contracts. Should Idaho Power experience a reduction in its credit rating on Idaho Power's unsecured debt to below investment grade Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral. Counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions. Based upon Idaho Power's energy and fuel portfolio and market conditions as of June 30, 2022, the amount of collateral that could be requested upon a downgrade to below investment grade was approximately $14.5 million. To minimize capital requirements, Idaho Power actively monitors the portfolio exposure and the potential exposure to additional requests for performance assurance collateral calls through sensitivity analysis.

IDACORP's credit risk related to uncollectible accounts, net of amounts reserved, as of June 30, 2022, had not changed materially from that reported in Item 7A of the 2021 Annual Report, except as disclosed in Note 4 - "Revenues" to the condensed consolidated financial statements included in this report. Additional information regarding Idaho Power’s management of credit risk and credit contingent features can be found in Note 12 - "Derivative Financial Instruments" to the condensed consolidated financial statements included in this report.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

IDACORP: The Chief Executive Officer and the Chief Financial Officer of IDACORP, based on their evaluation of IDACORP’s disclosure controls and procedures (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (Exchange Act)) as of June 30, 2022, have concluded that IDACORP’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective as of that date.

Idaho Power: The Chief Executive Officer and the Chief Financial Officer of Idaho Power, based on their evaluation of Idaho Power’s disclosure controls and procedures (pursuant to Rule 13a-15(b) of the Exchange Act) as of June 30, 2022, have concluded that Idaho Power’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective as of that date.

Changes in Internal Control over Financial Reporting

There have been no changes in IDACORP's or Idaho Power's internal control over financial reporting during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, IDACORP's or Idaho Power's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 7, 2022, Idaho Power and the Idaho Department of Environmental Quality entered into a consent judgment in the District Courts for the Third, Fourth, Fifth, and Sixth Judicial Districts of the State of Idaho to resolve a National Pollutant Discharge Elimination System permitting issue related to 15 of Idaho Power’s hydropower projects. The consent judgement requires Idaho Power to pay a $1.1 million fine, implement interim measures for compliance, and ultimately submit applications for new permits at each of the dams subject to the consent judgment. Due to a misinterpretation, the U.S. Environmental Protection Agency cancelled water discharge permits in the mid-1990’s, and Idaho Power recently determined that those permits are applicable for operation of the dams and self-reported the permitting issue. However, Idaho Power believes that the dams would have been in compliance with the earlier permits had they remained in place.

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

Issuer Purchases of Equity Securities

IDACORP did not repurchase any shares of its common stock during the quarter ended June 30, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 of this report, which is incorporated herein by reference.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed or furnished, as applicable, with the Quarterly Report on Form 10-Q for the quarter ended June 30, 2022:

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith

4.1	Idaho Power Company Fiftieth Supplemental Indenture, dated effective as of June 30, 2022, to Mortgage and Deed of Trust, dated as of October 1, 1937	8-K	1-3198	4.1	6/30/2022
15.1	Letter Re: Unaudited Interim Financial Information					X
15.2	Letter Re: Unaudited Interim Financial Information					X
31.1	Certification of IDACORP, Inc. Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of IDACORP, Inc. Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.3	Certification of Idaho Power Company Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.4	Certification of Idaho Power Company Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of IDACORP, Inc. Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of IDACORP, Inc. Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.3	Certification of Idaho Power Company Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.4	Certification of Idaho Power Company Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
95.1	Mine Safety Disclosures					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

IDACORP, INC.
(Registrant)

Date:	August 4, 2022	By:	/s/ Lisa A. Grow
Lisa A. Grow
President and Chief Executive Officer

Date:	August 4, 2022	By:	/s/ Brian R. Buckham
Brian R. Buckham
Senior Vice President and Chief Financial Officer

IDAHO POWER COMPANY
(Registrant)

Date:	August 4, 2022	By:	/s/ Lisa A. Grow
Lisa A. Grow
President and Chief Executive Officer

Date:	August 4, 2022	By:	/s/ Brian R. Buckham
Brian R. Buckham
Senior Vice President and Chief Financial Officer