Form 10-Q
period 2022-09-30
IDACORP INC; IDAHO POWER CO
filed 2022-11-03
CIK 1057877, 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from __________ to __________
	Exact name of registrants as specified	I.R.S. Employer
Commission File	in their charters, address of principal	Identification
Number	executive offices, zip code and telephone number	Number
1-14465	IDACORP, Inc.	82-0505802
1-3198	Idaho Power Company	82-0130980

1221 W. Idaho Street
Boise,	Idaho	83702-5627
(208)	388-2200

State of Incorporation:	Idaho

None
Former name, former address and former fiscal year, if changed since last report.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	IDA	New York Stock Exchange

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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).
IDACORP, Inc.: Yes ☐ No X       Idaho Power Company: Yes ☐ No X

Number of shares of common stock outstanding as of October 28, 2022:
IDACORP, Inc.:        50,561,892
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

COMMONLY USED TERMS

The following select abbreviations, terms, or acronyms are commonly used or found in multiple locations in this report:

2021 Annual Report	-	IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2021
ADITC	-	Accumulated Deferred Investment Tax Credits
AFUDC	-	Allowance for Funds Used During Construction
AOCI	-	Accumulated Other Comprehensive Income
BCC	-	Bridger Coal Company, a joint venture of IERCo
BLM	-	U.S. Bureau of Land Management
BPA	-	Bonneville Power Administration
CEQ	-	Council on Environmental Quality
CWA	-	Clean Water Act
EIS	-	Environmental Impact Statement
EPA	-	U.S. Environmental Protection Agency
ESA	-	Endangered Species Act
FCA	-	Fixed Cost Adjustment
FERC	-	Federal Energy Regulatory Commission
HCC	-	Hells Canyon Complex
IDACORP	-	IDACORP, Inc., an Idaho corporation
Idaho Power	-	Idaho Power Company, an Idaho corporation
Idaho ROE	-	Idaho-jurisdiction return on year-end equity
Ida-West	-	Ida-West Energy, a subsidiary of IDACORP, Inc.
IERCo	-	Idaho Energy Resources Co., a subsidiary of Idaho Power Company
IFS	-	IDACORP Financial Services, a subsidiary of IDACORP, Inc.
IPUC	-	Idaho Public Utilities Commission
IRP	-	Integrated Resource Plan
Jim Bridger plant	-	Jim Bridger generating plant
MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MW	-	Megawatt
MWh	-	Megawatt-hour
NAV	-	Net asset value
NEPA	-	National Environmental Policy Act
NMFS	-	National Marine Fisheries Service
O&M	-	Operations and Maintenance
OATT	-	Open Access Transmission Tariff
OPUC	-	Public Utility Commission of Oregon
PCA	-	Idaho-Jurisdiction Power Cost Adjustment
PCAOB	-	Public Company Accounting Oversight Board (United States)
PURPA	-	Public Utility Regulatory Policies Act of 1978
RFP	-	Request for Proposal
SEC	-	U.S. Securities and Exchange Commission
SIP	-	State Implementation Plan
SMSP	-	Security Plan for Senior Management Employees
USACE	-	U.S. Army Corps of Engineers
USFWS	-	U.S. Fish and Wildlife Service
Valmy plant	-	Idaho Power's jointly-owned coal-fired generating plant in Valmy, Nevada
WMP	-	Wildfire Mitigation Plan
WOTUS	-	Waters of the United States
WOTUS Rule	-	Waters of the United States Rule
WDEQ	-	Wyoming Department of Environment Quality
WPSC	-	Wyoming Public Service Commission

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to the historical information contained in this report, this report contains (and oral communications made by IDACORP, Inc. (IDACORP) and Idaho Power Company (Idaho Power) may contain) statements that relate to future events and expectations, such as statements regarding projected or future financial performance, cash flows, capital expenditures, dividends, capital structure or ratios, load forecasts, strategic goals, challenges, objectives, and plans for future operations. Such statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, or future events or performance, often, but not always, through the use of words or phrases such as "anticipates," "believes," "could," "estimates," "expects," "guidance," "intends," "potential," "plans," "predicts," "preliminary," "projects," "may," "may result," "may continue," or similar expressions, are not statements of historical facts and may be forward-looking. Forward-looking statements are not guarantees of future performance and involve estimates, assumptions, risks, and uncertainties that may differ materially from actual results, performance, or outcomes. In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in forward-looking statements include those factors set forth in this report, IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2021, particularly Part I, Item 1A - "Risk Factors" and Part II, Item 7 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of that report, subsequent reports filed by IDACORP and Idaho Power with the U.S. Securities and Exchange Commission (SEC), and the following important factors:
•decisions by the Idaho and Oregon public utilities commissions and the Federal Energy Regulatory Commission that impact Idaho Power's ability to recover costs and earn a return on investment;
•changes to or the elimination of Idaho Power's regulatory cost recovery mechanisms;
•impacts of economic conditions, including an inflationary or recessionary environment and increasing interest rates, on items such as, but not limited to, operations and capital investments, supply costs and delivery delays, supply scarcity and shortages, population growth or decline in Idaho Power's service area, changes in customer demand for electricity, revenue from sales of excess power, credit quality of counterparties and suppliers and their ability to meet financial and operational commitments, and collection of receivables;
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
•power demand exceeding supply, resulting in increased costs for purchasing energy and capacity in the market, if available, or acquiring or constructing additional generation resources, transmission, and battery storage facilities;
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

IDACORP, Inc.
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Operating Revenues:
Electric utility revenues	$517,101	$446,353	$1,218,690	$1,120,979
Other	911	591	2,333	2,093
Total operating revenues	518,012	446,944	1,221,023	1,123,072

Operating Expenses:
Electric utility:
Purchased power	192,884	137,788	370,035	301,892
Fuel expense	63,631	59,406	143,750	123,902
Power cost adjustment	(30,806)	(22,713)	(31,631)	(24,977)
Other operations and maintenance	100,679	87,720	293,322	261,868
Energy efficiency programs	8,292	6,906	21,490	22,591
Depreciation	45,951	44,108	125,238	131,051
Other electric utility operating expenses	8,780	8,959	26,544	27,293
Total electric utility operating expenses	389,411	322,174	948,748	843,620
Other	377	578	1,877	1,747
Total operating expenses	389,788	322,752	950,625	845,367

Operating Income	128,224	124,192	270,398	277,705

Nonoperating (Income) Expense:
Allowance for equity funds used during construction	(9,461)	(7,913)	(27,872)	(23,477)
Earnings of unconsolidated equity-method investments	(4,098)	(4,066)	(8,694)	(8,696)
Interest on long-term debt	22,093	21,036	64,536	63,109
Other interest	4,188	3,664	11,864	10,794
Allowance for borrowed funds used during construction	(3,534)	(2,985)	(10,399)	(9,009)
Other income, net	(3,042)	(873)	(6,206)	(1,576)
Total nonoperating expense, net	6,146	8,863	23,229	31,145

Income Before Income Taxes	122,078	115,329	247,169	246,560

Income Tax Expense	15,450	17,376	29,768	33,532

Net Income	106,628	97,953	217,401	213,028
Income attributable to noncontrolling interests	(248)	(56)	(473)	(276)
Net Income Attributable to IDACORP, Inc.	$106,380	$97,897	$216,928	$212,752

Weighted Average Common Shares Outstanding - Basic	50,668	50,609	50,656	50,588
Weighted Average Common Shares Outstanding - Diluted	50,722	50,681	50,689	50,621
Earnings Per Share of Common Stock:
Earnings Attributable to IDACORP, Inc. - Basic	$2.10	$1.93	$4.28	$4.21
Earnings Attributable to IDACORP, Inc. - Diluted	$2.10	$1.93	$4.28	$4.20

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)

Net Income	$106,628	$97,953	$217,401	$213,028
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $290, $290, $870, and $869, respectively	837	836	2,511	2,508
Total Comprehensive Income	107,465	98,789	219,912	215,536
Income attributable to noncontrolling interests	(248)	(56)	(473)	(276)
Comprehensive Income Attributable to IDACORP, Inc.	$107,217	$98,733	$219,439	$215,260

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2022	December 31, 2021
	(in thousands)
Assets

Current Assets:
Cash and cash equivalents	$226,229	$215,243
Receivables:
Customer (net of allowance of $4,653 and $4,499, respectively)	136,705	78,819
Other (net of allowance of $464 and $517, respectively)	14,349	14,994
Income taxes receivable	—	14,770
Accrued unbilled revenues	75,002	74,843
Materials and supplies (at average cost)	82,699	77,552
Fuel stock (at average cost)	9,236	18,045
Prepayments	20,073	24,676
Current regulatory assets	77,506	71,223
Other	17,869	5,708
Total current assets	659,668	595,873
Investments	110,601	123,824
Property, Plant and Equipment:
Utility plant in service	6,734,794	6,509,316
Accumulated provision for depreciation	(2,430,604)	(2,298,951)
Utility plant in service - net	4,304,190	4,210,365
Construction work in progress	752,173	670,585
Utility plant held for future use	4,090	4,511
Other property, net of accumulated depreciation	17,054	16,361
Property, plant and equipment - net	5,077,507	4,901,822
Other Assets:
Company-owned life insurance	72,005	67,343
Regulatory assets	1,547,639	1,462,431
Other	56,525	59,222
Total other assets	1,676,169	1,588,996
Total	$7,523,945	$7,210,515

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2022	December 31, 2021
	(in thousands)
Liabilities and Equity

Current Liabilities:
Current maturities of long-term debt	$79,360	$—
Accounts payable	184,831	145,980
Taxes accrued	25,587	14,229
Interest accrued	19,458	23,959
Accrued compensation	52,026	55,666
Current regulatory liabilities	25,283	11,239
Advances from customers	68,766	43,472
Other	20,111	31,079
Total current liabilities	475,422	325,624
Other Liabilities:
Deferred income taxes	828,160	842,375
Regulatory liabilities	797,904	781,695
Pension and other postretirement benefits	497,287	521,462
Other	68,201	63,485
Total other liabilities	2,191,552	2,209,017
Long-Term Debt	2,071,402	2,000,640
Commitments and Contingencies
Equity:
IDACORP, Inc. shareholders’ equity:
Common stock, no par value (120,000 shares authorized; 50,562 and 50,516 shares issued, respectively)	879,760	874,896
Retained earnings	1,936,067	1,833,580
Accumulated other comprehensive loss	(37,529)	(40,040)
Total IDACORP, Inc. shareholders’ equity	2,778,298	2,668,436
Noncontrolling interests	7,271	6,798
Total equity	2,785,569	2,675,234
Total	$7,523,945	$7,210,515

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
	2022	2021
	(in thousands)
Operating Activities:
Net income	$217,401	$213,028
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	127,335	133,984
Deferred income taxes and investment tax credits	(16,850)	(3,406)
Changes in regulatory assets and liabilities	(1,361)	1,769
Pension and postretirement benefit plan expense	21,744	21,814
Contributions to pension and postretirement benefit plans	(43,143)	(43,031)
Earnings of equity-method investments	(8,694)	(8,696)
Distributions from equity-method investments	7,963	8,028
Allowance for equity funds used during construction	(27,872)	(23,477)
Other non-cash adjustments to net income, net	9,064	5,931
Change in:
Receivables	(62,326)	(41,442)
Accounts payable and other accrued liabilities	19,507	404
Taxes accrued/receivable	26,128	41,299
Other current assets	11,231	1,273
Other current liabilities	(6,254)	(267)
Other assets	(11,008)	(7,102)
Other liabilities	6,110	3,298
Net cash provided by operating activities	268,975	303,407
Investing Activities:
Additions to property, plant and equipment	(305,271)	(196,941)
Payments received from transmission project joint funding partners	10,979	3,529
Investments in affordable housing and other real estate tax credits projects	(10,183)	(12,876)
Distributions from equity-method investments, return of investment	11,287	8,172
Purchases of equity securities	(28,888)	(522)
Purchases of held-to-maturity securities	(31,017)	—
Proceeds from the sale of equity securities	56,728	4,753
Purchases of short-term investments	(25,000)	(25,000)
Maturities of short-term investments	25,000	50,000
Other	5,982	1,266
Net cash used in investing activities	(290,383)	(167,619)
Financing Activities:
Issuance of long-term debt	150,000	—
Dividends on common stock	(114,308)	(108,190)
Tax withholdings on net settlements of share-based awards	(3,111)	(3,031)
Debt issuance costs and other	(187)	(11)
Net cash provided by (used in) financing activities	32,394	(111,232)
Net increase in cash and cash equivalents	10,986	24,556
Cash and cash equivalents at beginning of the period	215,243	275,116
Cash and cash equivalents at end of the period	$226,229	$299,672
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$38,220	$12,321
Interest (net of amount capitalized)	$68,057	$67,173
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$65,374	$40,202

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Common Stock
Balance at beginning of period	$877,362	$871,111	$874,896	$869,235
Share-based compensation expense	2,519	1,479	7,883	6,328
Tax withholdings on net settlements of share-based awards	(153)	(4)	(3,111)	(3,031)
Other	32	26	92	80
Balance at end of period	879,760	872,612	879,760	872,612
Retained Earnings
Balance at beginning of period	1,867,811	1,776,986	1,833,580	1,734,103
Net income attributable to IDACORP, Inc.	106,380	97,897	216,928	212,752
Common stock dividends ($0.75, $0.71, $2.25, and $2.13 per share, respectively)	(38,124)	(36,036)	(114,441)	(108,008)
Balance at end of period	1,936,067	1,838,847	1,936,067	1,838,847
Accumulated Other Comprehensive Loss
Balance at beginning of period	(38,366)	(41,686)	(40,040)	(43,358)
Unfunded pension liability adjustment (net of tax)	837	836	2,511	2,508
Balance at end of period	(37,529)	(40,850)	(37,529)	(40,850)
Total IDACORP, Inc. shareholders’ equity at end of period	2,778,298	2,670,609	2,778,298	2,670,609
Noncontrolling Interests
Balance at beginning of period	7,023	6,696	6,798	6,476
Net income attributable to noncontrolling interests	248	56	473	276
Balance at end of period	7,271	6,752	7,271	6,752
Total equity at end of period	$2,785,569	$2,677,361	$2,785,569	$2,677,361

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)

Operating Revenues	$517,101	$446,353	$1,218,690	$1,120,979

Operating Expenses:
Operation:
Purchased power	192,884	137,788	370,035	301,892
Fuel expense	63,631	59,406	143,750	123,902
Power cost adjustment	(30,806)	(22,713)	(31,631)	(24,977)
Other operations and maintenance	100,679	87,720	293,322	261,868
Energy efficiency programs	8,292	6,906	21,490	22,591
Depreciation	45,951	44,108	125,238	131,051
Other operating expenses	8,780	8,959	26,544	27,293
Total operating expenses	389,411	322,174	948,748	843,620

Operating Income	127,690	124,179	269,942	277,359

Nonoperating (Income) Expense:
Allowance for equity funds used during construction	(9,461)	(7,913)	(27,872)	(23,477)
Earnings of unconsolidated equity-method investments	(3,048)	(3,035)	(7,313)	(7,328)
Interest on long-term debt	22,093	21,036	64,536	63,109
Other interest	3,948	3,659	11,613	10,779
Allowance for borrowed funds used during construction	(3,534)	(2,985)	(10,399)	(9,009)
Other income, net	(2,245)	(837)	(5,222)	(1,452)
Total nonoperating expense, net	7,753	9,925	25,343	32,622

Income Before Income Taxes	119,937	114,254	244,599	244,737

Income Tax Expense	15,405	16,032	31,418	33,323

Net Income	$104,532	$98,222	$213,181	$211,414

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)

Net Income	$104,532	$98,222	$213,181	$211,414
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $290, $290, $870, and $869, respectively	837	836	2,511	2,508
Total Comprehensive Income	$105,369	$99,058	$215,692	$213,922

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2022	December 31, 2021
	(in thousands)
Assets

Current Assets:
Cash and cash equivalents	$111,828	$60,075
Receivables:
Customer (net of allowance of $4,653 and $4,499, respectively)	136,705	78,819
Other (net of allowance of $464 and $517, respectively)	13,977	14,134
Income taxes receivable	—	15,328
Accrued unbilled revenues	75,002	74,843
Materials and supplies (at average cost)	82,699	77,552
Fuel stock (at average cost)	9,236	18,045
Prepayments	19,958	24,558
Current regulatory assets	77,506	71,223
Other	17,869	5,708
Total current assets	544,780	440,285
Investments	66,476	77,108
Property, Plant and Equipment:
Plant in service	6,734,794	6,509,316
Accumulated provision for depreciation	(2,430,604)	(2,298,951)
Plant in service - net	4,304,190	4,210,365
Construction work in progress	752,173	670,585
Plant held for future use	4,090	4,511
Other property	4,549	3,647
Property, plant and equipment, net	5,065,002	4,889,108
Other Assets:
Company-owned life insurance	72,005	67,343
Regulatory assets	1,547,639	1,462,431
Other	50,557	54,564
Total other assets	1,670,201	1,584,338
Total	$7,346,459	$6,990,839

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2022	December 31, 2021
	(in thousands)
Liabilities and Equity

Current Liabilities:
Current maturities of long-term debt	$79,360	$—
Accounts payable	184,740	145,871
Accounts payable to affiliates	46,353	2,159
Taxes accrued	19,369	14,316
Interest accrued	19,458	23,959
Accrued compensation	52,038	55,491
Current regulatory liabilities	25,283	11,239
Advances from customers	68,766	43,472
Other	18,533	19,117
Total current liabilities	513,900	315,624
Other Liabilities:
Deferred income taxes	833,070	844,871
Regulatory liabilities	797,904	781,695
Pension and other postretirement benefits	497,287	521,462
Other	67,344	62,245
Total other liabilities	2,195,605	2,210,273
Long-Term Debt	2,071,402	2,000,640
Commitments and Contingencies
Equity:
Common stock, $2.50 par value (50,000 shares authorized; 39,151 shares outstanding)	97,877	97,877
Premium on capital stock	712,258	712,258
Capital stock expense	(2,097)	(2,097)
Retained earnings	1,795,043	1,696,304
Accumulated other comprehensive loss	(37,529)	(40,040)
Total equity	2,565,552	2,464,302
Total	$7,346,459	$6,990,839

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
	2022	2021
	(in thousands)
Operating Activities:
Net income	$213,181	$211,414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	126,887	133,539
Deferred income taxes and investment tax credits	(18,571)	5,015
Changes in regulatory assets and liabilities	(1,361)	1,769
Pension and postretirement benefit plan expense	21,726	21,800
Contributions to pension and postretirement benefit plans	(43,126)	(43,017)
Earnings of equity-method investments	(7,313)	(7,328)
Distributions from equity-method investments	7,313	7,328
Allowance for equity funds used during construction	(27,872)	(23,477)
Other non-cash adjustments to net income, net	1,169	(397)
Change in:
Receivables	(61,705)	(41,718)
Accounts payable	63,341	404
Taxes accrued/receivable	20,381	15,380
Other current assets	11,228	1,262
Other current liabilities	(6,346)	(192)
Other assets	(11,043)	(7,134)
Other liabilities	6,198	3,388
Net cash provided by operating activities	294,087	278,036
Investing Activities:
Additions to utility plant	(305,117)	(196,930)
Payments received from transmission project joint funding partners	10,979	3,529
Distributions from equity-method investments, return of investment	11,287	8,172
Purchases of equity securities	(28,063)	(522)
Purchases of held-to-maturity securities	(31,017)	—
Proceeds from the sale of equity securities	56,728	4,753
Other	7,407	1,266
Net cash used in investing activities	(277,796)	(179,732)
Financing Activities:
Issuance of long-term debt	150,000	—
Dividends on common stock	(114,400)	(108,009)
Debt issuance costs and other	(138)	(9)
Net cash provided by (used in) financing activities	35,462	(108,018)
Net increase (decrease) in cash and cash equivalents	51,753	(9,714)
Cash and cash equivalents at beginning of the period	60,075	165,604
Cash and cash equivalents at end of the period	$111,828	$155,890
Supplemental Disclosure of Cash Flow Information:
Cash paid to IDACORP related to income taxes	$2,532	$29,577
Cash paid for interest (net of amount capitalized)	$67,806	$67,158
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$65,374	$40,202

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

Financial Statements

In the opinion of management of IDACORP and Idaho Power, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly each company's condensed consolidated financial position as of September 30, 2022, condensed consolidated results of operations for the three and nine months ended September 30, 2022 and 2021, and condensed consolidated cash flows for the nine months ended September 30, 2022 and 2021. These adjustments are of a normal and recurring nature. These financial statements do not contain the complete detail or note disclosures concerning accounting policies and other matters that would be included in full-year financial statements and should be read in conjunction with the audited consolidated financial statements included in IDACORP’s and Idaho Power’s Annual Report on Form 10-K for the year ended December 31, 2021 (2021 Annual Report). The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. A change in management's estimates or assumptions could have a material impact on IDACORP's or Idaho Power's respective financial condition and results of operations during the period in which such change occurred.

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

Income Tax Expense

The following table provides a summary of income tax expense for the nine months ended September 30, 2022 and 2021 (in thousands).

	IDACORP		Idaho Power
	2022	2021	2022	2021
Income tax at statutory rates (federal and state)	$63,500	$63,393	$62,960	$62,995
Excess deferred income tax reversal	(8,554)	(6,520)	(8,554)	(6,520)
Income tax return adjustments	(2,692)	3,169	(2,827)	1,759
Other(1)	(22,486)	(26,510)	(20,161)	(24,911)
Income tax expense	$29,768	$33,532	$31,418	$33,323
Effective tax rate	12.1%	13.6%	12.8%	13.6%
(1) "Other" is primarily comprised of the net tax effect of Idaho Power's regulatory flow-through tax adjustments.

The decrease in income tax expense for the nine months ended September 30, 2022, compared with the same period in 2021, was primarily due to plant-related income tax return adjustments.

On August 16, 2022, the Inflation Reduction Act of 2022 (the Act) was signed into law. The Act prospectively provides for, among other things, the extension and modification of numerous renewable energy tax credits, including extension of the current investment tax credit (ITC) and production tax credit (PTC), a new ITC for standalone energy storage, application of the PTC to solar facilities, expands qualified ITC facilities to include stand-alone energy storage, and a transition to a technology-neutral ITC and PTC after 2024. The Act also created a transferability option that allows the energy tax credits to be sold to an unrelated taxpayer. The Act modifies the calculation of most of the energy tax credits by introducing the concept of a “base credit” of 6 percent and a “bonus credit” of an additional 24 percent if certain prevailing wage and apprenticeship requirements are met in the construction and ongoing maintenance of the renewable energy facilities. Additional credits are also available upon satisfying domestic content and locational requirements.

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

Idaho Settlement Stipulations

A May 2018 Idaho settlement stipulation related to tax reform (May 2018 Idaho Tax Reform Settlement Stipulation) is described in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2021 Annual Report. That stipulation includes provisions for the accelerated amortization of accumulated deferred investment tax credits (ADITC) to help achieve a minimum 9.4 percent Idaho-jurisdiction return on year-end equity (Idaho ROE). In addition, under the terms of the stipulation, the Idaho ROE at which Idaho Power would begin amortizing additional ADITC would revert back to 95 percent of the authorized return on equity in the next general rate case. The settlement stipulation also provides for the potential sharing between Idaho Power and Idaho customers of Idaho-jurisdictional earnings in excess of 10.0 percent of Idaho ROE, which would adjust to the authorized return on equity in the next general rate case.

Based on its estimate of full-year 2022 Idaho ROE, in the third quarter of 2022, Idaho Power recorded no additional ADITC amortization or provision against current revenues for sharing earnings with customers under the May 2018 Idaho Tax Reform Settlement Stipulation. Accordingly, at September 30, 2022, the full $45 million of additional ADITC remains available for future use. Idaho Power also recorded no additional ADITC amortization or provision against revenues for sharing of earnings with customers during the third quarter of 2021, based on its then-current estimate of full-year 2021 Idaho ROE.

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

In May 2022, the IPUC approved a $94.9 million net increase in Idaho-jurisdiction power cost adjustment (PCA) revenues, effective for the 2022-2023 PCA collection period from June 1, 2022, to May 31, 2023. The net increase in PCA revenues reflects a forecasted reduction in low-cost hydropower generation as well as higher market energy prices and higher natural gas prices. The filing also included $0.6 million of 2021 earnings to be shared with customers under the May 2018 Idaho Tax Reform Settlement Stipulation described above.

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

Jim Bridger Power Plant Rate Base Adjustment and Recovery

In June 2022, the IPUC issued an order approving, with modifications, Idaho Power’s amended application requesting authorization to (a) accelerate depreciation for the Jim Bridger plant to allow the coal-related plant assets to be fully depreciated and recovered by December 31, 2030, (b) establish a balancing account to track the incremental costs, benefits, and required regulatory accounting associated with ceasing participation in coal-fired operations at the Jim Bridger plant, and (c) increase customer rates related to the associated incremental annual levelized revenue requirement (Bridger Order).

The Bridger Order allows for regulatory accounting entries and establishes balancing accounts (recorded as regulatory assets or liabilities on Idaho Power’s and IDACORP’s consolidated balance sheets) to track differences between amounts recovered in rates and actual incremental costs and benefits associated with Idaho Power’s cessation of coal-fired operations at the Jim Bridger plant. The incremental costs and benefits include the revenue requirement associated with the incremental Jim Bridger plant coal-related investments made from 2012 through the end of 2020, forecasted coal-related investments, and near-term decommissioning costs, offset by other operations and maintenance (O&M) cost savings. The Bridger Order deemed all coal-related investments at the Jim Bridger plant from 2012 through 2020 to be prudent for recovery. In the Bridger Order, the IPUC reduced Idaho Power's requested rate increase from 2.1 percent in its amended filing to 1.5 percent, a reduction from a requested $27.1 million to $18.8 million annually. The Bridger Order provides that any uncollected amount resulting from the reduction in the rate increase will be recorded in the balancing account for future recovery with no carrying charge. Idaho Power anticipates making future filings with the IPUC that may result in periodic adjustments to rates to true up variances between revenue collections and actual revenue requirement amounts.

The Bridger Order allows Idaho Power to earn a return on and recover through 2030 the net book value of coal-related assets at the Jim Bridger plant as of December 31, 2020, as well as forecasted coal-related investments, which resulted in Idaho Power's deferral of certain depreciation expense during the first nine months of 2022. The deferral and impacts of the Bridger Order resulted in an increase in net income for the first nine months of 2022 of approximately $15 million.

Wildfire Mitigation Cost Recovery

In June 2021, the IPUC authorized Idaho Power to defer for future amortization incremental O&M and depreciation expense for certain capital investments necessary to implement Idaho Power's Wildfire Mitigation Plan (WMP). The IPUC also authorized Idaho Power to record these deferred expenses as a regulatory asset until Idaho Power can request amortization of the deferred costs in a future IPUC proceeding, at which time the IPUC will have the opportunity to review actual costs and determine the amount of prudently incurred costs that Idaho Power can recover through retail rates. In the filing, Idaho Power projected spending approximately $47 million in incremental wildfire mitigation-related O&M and approximately $35 million in wildfire mitigation system-hardening incremental capital expenditures over a five-year period. The IPUC authorized a deferral period of five years, or until rates go into effect from Idaho Power's next general rate case, whichever is first. As of September 30, 2022, Idaho Power's deferral of Idaho-jurisdiction costs related to the WMP was $20.6 million.

During the 2021 wildfire season, Idaho Power identified needs for expanded mitigation measures by gaining additional insights and knowledge on wildfires and wildfire mitigation activities. In October 2022, Idaho Power filed an updated WMP with the IPUC along with an application requesting authorization to defer an estimated $16 million of newly identified incremental costs expected to be incurred between 2022 and 2025 associated with expanded wildfire mitigation efforts. As of the date of this report, the application with the IPUC is pending.

4. REVENUES

The following table provides a summary of electric utility operating revenues for IDACORP and Idaho Power for the three and nine months ended September 30, 2022 and 2021 (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Electric utility operating revenues:
Revenue from contracts with customers	$515,395	$434,725	$1,179,059	$1,083,514
Alternative revenue programs and other revenues	1,706	11,628	39,631	37,465
Total electric utility operating revenues	$517,101	$446,353	$1,218,690	$1,120,979

Revenues from Contracts with Customers

The following table presents revenues from contracts with customers disaggregated by revenue source for the three and nine months ended September 30, 2022 and 2021 (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenues from contracts with customers:
Retail revenues:
Residential (includes $(1,447), $3,552, $14,104, and $18,658, respectively, related to the FCA)(1)	$176,514	$154,670	$470,402	$432,088
Commercial (includes $142, $272, $730, and $919, respectively, related to the FCA)(1)	101,794	88,177	259,620	238,055
Industrial	60,306	52,889	161,353	146,366
Irrigation	105,365	86,858	164,065	164,743
Deferred revenue related to HCC relicensing AFUDC(2)	(2,815)	(2,815)	(6,861)	(6,861)
Total retail revenues	441,164	379,779	1,048,579	974,391
Less: FCA mechanism revenues(1)	1,305	(3,824)	(14,834)	(19,577)
Wholesale energy sales	34,501	23,188	44,516	33,755
Transmission wheeling-related revenues	22,882	21,641	57,670	51,528
Energy efficiency program revenues	8,292	6,906	21,490	22,592
Other revenues from contracts with customers	7,251	7,035	21,638	20,825
Total revenues from contracts with customers	$515,395	$434,725	$1,179,059	$1,083,514
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

The table below presents the FCA mechanism revenues and other revenues for the three and nine months ended September 30, 2022 and 2021 (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Alternative revenue programs and other revenues:
FCA mechanism revenues	$(1,305)	3,824	$14,834	$19,577
Derivative revenues	3,011	7,804	24,797	17,888
Total alternative revenue programs and other revenues	$1,706	$11,628	$39,631	$37,465

Receivables and Allowance for Uncollectible Accounts

In response to the COVID-19 public health crisis, Idaho Power provided certain relief to customers, including temporarily suspending disconnections for customers and temporarily waiving late fees. This relief combined with current inflationary economic conditions have resulted in higher aged accounts receivable and an increase in the number of late payments. Compared with historical levels, Idaho Power expects higher uncollectible account write-offs as a result of current inflationary economic conditions and, accordingly, has incorporated that expectation in allowance for uncollectible accounts related to customer receivables at September 30, 2022.

The following table provides a roll-forward of the allowance for uncollectible accounts related to customer receivables for the nine months ended September 30, 2022 and 2021 (in thousands).

	Nine months ended September 30,
	2022	2021
Balance at beginning of period	$4,499	$4,766
Additions to the allowance	1,785	1,019
Write-offs, net of recoveries	(1,631)	(1,691)
Balance at end of period	$4,653	$4,094
Allowance for uncollectible accounts as a percentage of customer receivables	3.5%	3.5%

5. LONG-TERM DEBT

Term-Loan Credit Agreement

On March 4, 2022, Idaho Power entered into a term loan credit agreement (Term Loan Facility). The Term Loan Facility is a two-year senior unsecured delayed draw term loan facility used for general corporate purposes, including funding Idaho Power’s capital projects. It provided for the issuance of loans not to exceed the aggregate principal amount of $150 million with a maturity date of March 4, 2024. At September 30, 2022, $150 million in principal amount had been drawn and was outstanding on the Term Loan Facility.

6. COMMON STOCK

IDACORP Common Stock

During the nine months ended September 30, 2022, IDACORP granted 73,131 restricted stock units to employees and issued 45,413 shares of common stock using original issuances of shares pursuant to the IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan, including 8,674 shares of common stock issued to members of the board of directors. As directed by IDACORP, plan administrators of the IDACORP, Inc. Dividend Reinvestment and Stock Purchase Plan and Idaho Power Company Employee Savings Plan used market purchases of IDACORP common stock to acquire shares of IDACORP common stock for the plans.

Restrictions on Dividends

Idaho Power’s ability to pay dividends on its common stock held by IDACORP and IDACORP’s ability to pay dividends on its common stock are limited to the extent payment of such dividends would violate the covenants in their respective credit facilities or Idaho Power’s Revised Code of Conduct. A covenant under IDACORP’s credit facility and Idaho Power’s credit facility requires IDACORP and Idaho Power to maintain leverage ratios of consolidated indebtedness to consolidated total capitalization, as defined therein, of no more than 65 percent at the end of each fiscal quarter. At September 30, 2022, the leverage ratios for IDACORP and Idaho Power were 44 percent and 46 percent, respectively. Based on these restrictions, IDACORP’s and Idaho Power’s dividends were limited to $1.6 billion and $1.4 billion, respectively, at September 30, 2022. There are additional facility covenants, subject to exceptions, that prohibit or restrict the sale or disposition of property without consent and any agreements restricting dividend payments to IDACORP and Idaho Power from any material subsidiary. At September 30, 2022, IDACORP and Idaho Power were in compliance with those financial covenants.

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

7. EARNINGS PER SHARE

The table below presents the computation of IDACORP’s basic and diluted earnings per share for the three and nine months ended September 30, 2022 and 2021 (in thousands, except for per share amounts).

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Numerator:
Net income attributable to IDACORP, Inc.	$106,380	$97,897	$216,928	$212,752
Denominator:
Weighted-average common shares outstanding - basic	50,668	50,609	50,656	50,588
Effect of dilutive securities	54	72	33	33
Weighted-average common shares outstanding - diluted	50,722	50,681	50,689	50,621
Basic earnings per share	$2.10	$1.93	$4.28	$4.21
Diluted earnings per share	$2.10	$1.93	$4.28	$4.20

8. COMMITMENTS

Purchase Obligations

During the nine months ended September 30, 2022, Idaho Power entered into:

•one new non-PURPA-qualifying solar facility power purchase contract with a scheduled online date of 2023, the output of which Idaho Power plans to sell to a customer under its Clean Energy Your Way program, and one replacement PURPA-qualifying hydropower facility power purchase contract for an expiring power purchase agreement, which collectively increased Idaho Power's contractual purchase obligations by approximately $86 million over the 20-year terms of the contracts; and
•two new contracts to acquire and own battery storage assets, which collectively increased Idaho Power's contractual purchase obligations by approximately $137 million over the approximate 1-year terms of the contracts. During the nine months ended September 30, 2022, Idaho Power made payments of $35 million related to these obligations.

In October, Idaho Power entered into an additional new non-PURPA-qualifying solar facility power purchase contract, subject to regulatory approval, which increased Idaho Power's contractual purchase obligations by approximately $359 million over the 20-year term of the contract. Idaho Power plans to sell the output of the facility, scheduled to be online in 2025, to a customer under its Clean Energy Your Way program.

Aside from these changes, IDACORP's and Idaho Power's contractual obligations, outside the ordinary course of business, did not change materially from the amounts disclosed in the notes to the consolidated financial statements in the 2021 Annual Report.

Guarantees

Idaho Power guarantees its portion of reclamation activities and obligations at BCC, of which IERCo owns a one-third interest. This guarantee, which is renewed annually with the Wyoming Department of Environmental Quality, was $50.8 million at September 30, 2022, representing IERCo's one-third share of BCC's total reclamation obligation of $152.5 million. BCC has a reclamation trust fund set aside specifically for the purpose of paying these reclamation costs. At September 30, 2022, the value of BCC's reclamation trust fund was $181.7 million. During the nine months ended September 30, 2022, the reclamation trust fund made $1.1 million of distributions for reclamation activity costs associated with the BCC surface mine. BCC periodically assesses the adequacy of the reclamation trust fund and its estimate of future reclamation costs. To ensure that the reclamation trust fund maintains adequate reserves, BCC has the ability to, and does, add a per-ton surcharge to coal sales, all of which are made to the Jim Bridger plant. Because of the existence of the fund and the ability to apply a per-ton surcharge, the estimated fair value of this guarantee is minimal.

IDACORP and Idaho Power enter into financial agreements and power purchase and sale agreements that include indemnification provisions relating to various forms of claims or liabilities that may arise from the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnification provisions cannot be reasonably estimated. IDACORP and Idaho Power periodically evaluate the likelihood of incurring costs under such indemnities based on their historical experience and the evaluation of the specific indemnities. As of September 30, 2022, the companies believe the likelihood is remote that IDACORP or Idaho Power would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnification obligations. Neither IDACORP nor Idaho Power has recorded any liability on their respective condensed consolidated balance sheets with respect to these indemnification obligations.

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

IDACORP and Idaho Power are parties to legal claims and legal, tax, and regulatory actions and proceedings in the ordinary course of business and, as noted above, record an accrual for associated loss contingencies when they are probable and reasonably estimable. In connection with its utility operations, Idaho Power is subject to claims by individuals, entities, and governmental agencies for damages for alleged personal injury, property damage, and economic losses, relating to the company’s provision of electric service and the operation of its generation, transmission, and distribution facilities. Some of those claims relate to electrical contacts, service quality, property damage, personal injury, and wildfires. In recent years, utilities in the western United States have been subject to significant liability for personal injury, loss of life, property damage, trespass, and economic losses, and in some cases, punitive damages and criminal charges, associated with wildfires that originated from utility property, most commonly transmission and distribution lines. Idaho Power has also regularly received claims by governmental agencies and private landowners for damages for fires allegedly originating from Idaho Power’s transmission and distribution system. As of the date of this report, the companies believe that resolution of existing claims will not have a material adverse effect on their financial condition.

Idaho Power is also actively monitoring various pending environmental regulations and executive orders related to environmental matters and challenges to some of those actions, that may have a significant impact on its future operations. Given uncertainties regarding the outcome, timing, and compliance plans for these environmental matters, Idaho Power is unable to estimate the financial impact of these regulations.

10. BENEFIT PLANS

Idaho Power has a noncontributory defined benefit pension plan (pension plan) and two nonqualified defined benefit plans for certain senior management employees called the Security Plan for Senior Management Employees I and Security Plan for Senior Management Employees II (together, SMSP). Idaho Power also has a nonqualified defined benefit pension plan for directors that was frozen in 2002. Remaining vested benefits from that plan are included with the SMSP in the disclosures below. The benefits under the pension plan are based on years of service and the employee’s final average earnings. Idaho Power also maintains a defined benefit postretirement benefit plan (consisting of health care and death benefits) that covers all employees who were enrolled in the active-employee group plan at the time of retirement as well as their spouses and qualifying dependents. The table below shows the components of net periodic benefit costs for the pension, SMSP, and postretirement benefits plans for the three months ended September 30, 2022 and 2021 (in thousands).

	Pension Plan		SMSP		Postretirement Benefits		Total
	2022	2021	2022	2021	2022	2021	2022	2021
Service cost	$13,006	$13,551	$296	$203	$267	$265	$13,569	$14,019
Interest cost	9,918	9,329	974	889	528	514	11,420	10,732
Expected return on plan assets	(18,087)	(16,023)	—	—	(587)	(598)	(18,674)	(16,621)
Amortization of prior service cost	1	2	70	74	(1)	11	70	87
Amortization of net loss	3,068	5,949	1,057	1,052	(7)	—	4,118	7,001
Net periodic benefit cost	7,906	12,808	2,397	2,218	200	192	10,503	15,218
Regulatory deferral of net periodic benefit cost(1)	(7,549)	(12,240)	—	—	—	—	(7,549)	(12,240)
Previously deferred pension costs recognized(1)	4,288	4,288	—	—	—	—	4,288	4,288
Net periodic benefit cost recognized for financial reporting(1)(2)	$4,645	$4,856	$2,397	$2,218	$200	$192	$7,242	$7,266
 (1) Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, the Idaho portion of net periodic benefit cost is recorded as a regulatory asset and is recognized in the income statement as those costs are recovered through rates.
 (2) Of total net periodic benefit cost recognized for financial reporting, $4.9 million and $4.7 million, respectively, were recognized in "Other operations and maintenance" and $2.3 million and $2.6 million, respectively, were recognized in "Other income, net" on the condensed consolidated statements of income of the companies for the three months ended September 30, 2022 and 2021.

The table below shows the components of net periodic benefit costs for the pension, SMSP, and postretirement benefits plans for the nine months ended September 30, 2022 and 2021 (in thousands).
	Pension Plan		SMSP		Postretirement Benefits		Total
	2022	2021	2022	2021	2022	2021	2022	2021
Service cost	$39,019	$40,652	$889	$609	$803	$797	$40,711	$42,058
Interest cost	29,753	27,988	2,923	2,667	1,584	1,544	34,260	32,199
Expected return on plan assets	(54,261)	(48,068)	—	—	(1,763)	(1,796)	(56,024)	(49,864)
Amortization of prior service cost	5	5	209	222	(4)	35	210	262
Amortization of net loss	9,205	17,847	3,172	3,155	(23)	—	12,354	21,002
Net periodic benefit cost	23,721	38,424	7,193	6,653	597	580	31,511	45,657
Regulatory deferral of net periodic benefit cost(1)	(22,650)	(36,722)	—	—	—	—	(22,650)	(36,722)
Previously deferred pension costs recognized(1)	12,865	12,865	—	—	—	—	12,865	12,865
Net periodic benefit cost recognized for financial reporting(1)(2)	$13,936	$14,567	$7,193	$6,653	$597	$580	$21,726	$21,800
 (1) Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, the Idaho portion of net periodic benefit cost is recorded as a regulatory asset and is recognized in the income statement as those costs are recovered through rates.
 (2) Of total net periodic benefit cost recognized for financial reporting, $14.8 million and $13.9 million, respectively, were recognized in "Other operations and maintenance" and $6.9 million and $7.9 million, respectively, were recognized in "Other income, net" on the condensed consolidated statements of income of the companies for the nine months ended September 30, 2022 and 2021.
Idaho Power has no minimum contribution requirement to its defined benefit pension plan in 2022. However, during the nine months ended September 30, 2022, Idaho Power made a $40 million contribution to its defined benefit pension plan in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions and to mitigate the cost of being in an underfunded position. The primary impact of pension contributions is on the timing of cash flows, as the timing of cost recovery lags behind contributions.

Idaho Power also has an Employee Savings Plan that complies with Section 401(k) of the Internal Revenue Code and covers substantially all employees. Idaho Power matches specified percentages of employee contributions to the Employee Savings Plan.

11. INVESTMENTS

Idaho Power has a rabbi trust designated to provide funding for obligations related to the SMSP. During the first nine months of 2022, the rabbi trust purchased $31.0 million of held-to-maturity investments in corporate fixed-income and asset-backed debt securities. Substantially all of these debt securities mature between 2027 and 2037. Held-to-maturity investments are carried at amortized cost, reflecting Idaho Power’s ability and intent to hold the securities to maturity. Held-to-maturity investments are adjusted for the amortization or accretion of premiums or discounts, which are amortized or accreted over the life of the related held-to-maturity security. Such amortization and accretion are included in the “Other income, net” line in the condensed consolidated statements of income. Due to increases in market interest rates in the first nine months of 2022, all held-to-maturity securities were in a gross unrealized holding loss position totaling $5.5 million at September 30, 2022. Based on ongoing credit evaluations of these holdings, Idaho Power does not expect payment defaults or delinquencies and has not recorded an allowance for credit losses for these securities as of September 30, 2022. Refer to Note 13 – “Fair Value Measurement” for additional information relating to the carrying amount and estimated fair value of the securities at the balance sheet date.

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

The table below presents the gains and losses on derivatives not designated as hedging instruments for the three and nine months ended September 30, 2022 and 2021 (in thousands).

		Gain/(Loss) on Derivatives Recognized in Income(1)
	Location of Realized Gain/(Loss) on Derivatives Recognized in Income	Three months ended September 30,		Nine months ended September 30,
		2022	2021	2022	2021
Financial swaps	Operating revenues	$(3,763)	$361	$(4,758)	$361
Financial swaps	Purchased power	3,038	2,194	1,957	2,443
Financial swaps	Fuel expense	24,178	9,011	28,629	10,647
Forward contracts	Operating revenues	502	1,709	713	1,783
Forward contracts	Purchased power	(2,430)	(842)	(2,640)	(916)
Forward contracts	Fuel expense	(207)	(132)	(269)	(132)
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

Credit Risk

At September 30, 2022, Idaho Power did not have material credit risk exposure from financial instruments, including derivatives. Idaho Power monitors credit risk exposure through reviews of counterparty credit quality, corporate-wide counterparty credit exposure, and corporate-wide counterparty concentration levels. Idaho Power manages these risks by establishing credit and concentration limits on transactions with counterparties and requiring contractual guarantees, cash deposits, or letters of credit from counterparties or their affiliates, as deemed necessary. Idaho Power’s physical power, physical gas, and financial transactions are generally under standardized industry contracts. These contracts contain adequate assurance clauses requiring collateralization if a counterparty has debt that is downgraded below investment grade by at least one rating agency.

Credit-Contingent Features

Certain Idaho Power derivative instruments contain provisions that require Idaho Power's unsecured debt to maintain an investment grade credit rating from Moody's Investors Service and Standard & Poor's Ratings Services. If Idaho Power's unsecured debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. At September 30, 2022, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position was $2.6 million. Idaho Power did not post any cash collateral related to this amount. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2022, Idaho Power would have been required to pay or post collateral to its counterparties up to $18.1 million to cover the open liability positions as well as completed transactions that have not yet been paid.

Derivative Instrument Summary

The table below presents the fair values and locations of derivative instruments not designated as hedging instruments recorded on the balance sheets and reconciles the gross amounts of derivatives recognized as assets and as liabilities to the net amounts presented in the balance sheets at September 30, 2022, and December 31, 2021 (in thousands).

		Asset Derivatives				Liability Derivatives
	Balance Sheet Location	Gross Fair Value	Amounts Offset		Net Assets	Gross Fair Value	Amounts Offset	Net Liabilities

September 30, 2022
Current:
Financial swaps	Other current assets	$21,854	$(3,985)	(1)	$17,869	$2,841	$(2,841)	$—
Forward contracts	Other current liabilities	—	—		—	1,883	—	1,883
Long-term:
Financial swaps	Other assets	772	(496)		276	496	(496)	—
Financial swaps	Other liabilities	54	(54)		—	88	(54)	34
Forward contracts	Other liabilities	—	—		—	1,780	—	1,780
Total		$22,680	$(4,535)		$18,145	$7,088	$(3,391)	$3,697

December 31, 2021
Current:
Financial swaps	Other current assets	$10,599	$(4,893)	(2)	$5,706	$2,910	$(2,910)	$—
Financial swaps	Other current liabilities	—	—		—	20	—	20
Forward contracts	Other current assets	6	(4)		2	4	(4)	—
Forward contracts	Other current liabilities	—	—		—	1,970	—	1,970
Long-term:
Financial swaps	Other assets	899	(9)		890	9	(9)	—
Financial swaps	Other liabilities	—	—		—	14	—	14
Forward contracts	Other liabilities	—	—		—	3,743	—	3,743
Total		$11,504	$(4,906)		$6,598	$8,670	$(2,923)	$5,747
(1) Current asset derivative amounts offset includes $1.1 million of collateral payable at September 30, 2022.
(2) Current asset derivative amounts offset includes $2.0 million of collateral payable at December 31, 2021.

The table below presents the volume of derivative commodity forward contracts and swaps outstanding at September 30, 2022 and 2021 (in thousands of units).

		September 30,
Commodity	Units	2022	2021
Electricity purchases	MWh	344	73
Electricity sales	MWh	72	68
Natural gas purchases	MMBtu	14,958	9,925

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

IDACORP’s and Idaho Power’s assessment of a particular input's significance to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy. There were no transfers between levels or material changes in valuation techniques or inputs during the nine months ended September 30, 2022.

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

The table below presents information about IDACORP’s and Idaho Power’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2022, and December 31, 2021 (in thousands).

	September 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds
IDACORP(1)	$58,019	$—	$—	$58,019	$80,406	$—	$—	$80,406
Idaho Power	21,870	—	—	21,870	10,393	—	—	10,393
Derivatives	18,145	—	—	18,145	6,596	2	—	6,598
Equity securities	24,979	—	—	24,979	54,431	—	—	54,431
IDACORP assets measured at NAV (not subject to hierarchy disclosure)(1)	—	—	—	2,176	—	—	—	1,363
Liabilities:
Derivatives	34	3,663	—	3,697	34	5,713	—	5,747
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

The table below presents the carrying value and estimated fair value of financial instruments that are not reported at fair value, as of September 30, 2022, and December 31, 2021, using available market information and appropriate valuation methodologies (in thousands).

	September 30, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
IDACORP
Assets:
Notes receivable(1)	$3,804	$3,804	$3,804	$3,804
Held-to-maturity securities(1)	30,108	24,607	—	—
Liabilities:
Long-term debt, including current portion(1)	2,150,762	1,916,454	2,000,640	2,381,172
Idaho Power
Assets:
Held-to-maturity securities(1)	30,108	24,607	—	—
Liabilities:
Long-term debt, including current portion(1)	2,150,762	1,916,454	2,000,640	2,381,172
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

	Utility Operations	All Other	Eliminations	Consolidated Total
Three months ended September 30, 2022:
Revenues	$517,101	$911	$—	$518,012
Net income attributable to IDACORP, Inc.	104,532	1,848	—	106,380
Total assets as of September 30, 2022	7,346,459	281,582	(104,096)	7,523,945
Three months ended September 30, 2021:
Revenues	$446,353	$591	$—	$446,944
Net income attributable to IDACORP, Inc.	98,222	(325)	—	97,897
Nine months ended September 30, 2022:
Revenues	$1,218,690	$2,333	$—	$1,221,023
Net income attributable to IDACORP, Inc.	213,181	3,747	—	216,928
Nine months ended September 30, 2021:
Revenues	$1,120,979	$2,093	$—	$1,123,072
Net income attributable to IDACORP, Inc.	211,414	1,338	—	212,752

15. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

The table below presents changes in components of accumulated other comprehensive income (AOCI), net of tax, during the three and nine months ended September 30, 2022 and 2021 (in thousands). Items in parentheses indicate charges to AOCI.

	Defined Benefit Pension Items		Defined Benefit Pension Items
	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Balance at beginning of period	$(38,366)	$(41,686)	$(40,040)	$(43,358)
Amounts reclassified out of AOCI	837	836	2,511	2,508
Balance at end of period	$(37,529)	$(40,850)	$(37,529)	$(40,850)

The table below presents amounts reclassified out of components of AOCI and the income statement location of those amounts reclassified during the three and nine months ended September 30, 2022 and 2021 (in thousands). Items in parentheses indicate increases to net income.

	Amount Reclassified from AOCI
Details About AOCI	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Amortization of defined benefit pension items(1)
Prior service cost	$70	$74	$209	$222
Net loss	1,057	1,052	3,172	3,155
Total before tax	1,127	1,126	3,381	3,377
Tax benefit(2)	(290)	(290)	(870)	(869)
Total reclassification for the period, net of tax	$837	$836	$2,511	$2,508
(1) Amortization of these items is included in IDACORP's condensed consolidated income statements in other operating expenses and in Idaho Power's condensed consolidated statements of income in other expense, net.
(2) The tax benefit is included in income tax expense in the condensed consolidated statements of income of both IDACORP and Idaho Power.

16. CHANGES IN IDAHO POWER RETAINED EARNINGS

The table below presents changes in Idaho Power retained earnings during the three and nine months ended September 30, 2022 and 2021 (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Balance at beginning of period	$1,728,635	$1,640,374	$1,696,304	$1,599,155
Net income	104,532	98,222	213,181	211,414
Dividends to parent	(38,124)	(36,036)	(114,442)	(108,009)
Balance at end of period	$1,795,043	$1,702,560	$1,795,043	$1,702,560

17. RELATED PARTY TRANSACTIONS
At September 30, 2022 and 2021, Idaho Power had a $46.1 million and $1.4 million payable to IDACORP, respectively, which was included in its accounts payable to affiliates balance on its condensed consolidated balance sheets, primarily related to income tax payments. At IDACORP, the receivable from Idaho Power is eliminated in consolidation.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of IDACORP, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of IDACORP, Inc. and subsidiaries (the “Company”) as of September 30, 2022, the related condensed consolidated statements of income, comprehensive income, and equity for the three-month and nine-month periods ended September 30, 2022 and 2021, and of cash flows for the nine-month periods ended September 30, 2022 and 2021, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
November 3, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Idaho Power Company:

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Idaho Power Company and subsidiary (the “Company”) as of September 30, 2022, the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2022 and 2021, and of cash flows for the nine-month periods ended September 30, 2022 and 2021, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2021, and the related consolidated statements of income, comprehensive income, retained earnings and cash flows for the year then ended (not presented herein); and in our report dated February 17, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
November 3, 2022

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

EXECUTIVE OVERVIEW

Management's Outlook and Company Initiatives

In the 2021 Annual Report, IDACORP's and Idaho Power's management included a summary of their business strategies for the companies for 2022 and beyond, under the heading "Executive Overview" in the MD&A. As of the date of this report, management's outlook and strategy remain consistent with that discussion, as updated by some of the discussion in this MD&A as noted below.

•Idaho Power continues to execute on its four strategic areas and initiatives: growing financial strength, improving Idaho Power's core business, enhancing Idaho Power's brand, and focusing on safety and employee engagement.
•Idaho Power continues to expect positive customer growth in its service area. During the first nine months of 2022, Idaho Power's customer count grew by over 11,200 customers, and for the twelve months ended September 30, 2022, the customer growth rate was 2.5 percent.
•As part of Idaho Power's preparation of its 2023 Integrated Resource Plan (IRP), Idaho Power updated its preliminary load growth forecast assumptions, which include significant large load additions from commercial and industrial customers in the 5-year forecasted annual growth rate.
•In September 2022, IDACORP's board of directors approved a 5.3 percent increase in the regular quarterly cash dividend on IDACORP’s common stock from $0.75 per share to $0.79 per share, as a part of a 163 percent increase in quarterly dividends approved over the last eleven years.
•Idaho Power anticipates making substantial capital investments, with expected total capital expenditures of up to $2.8 billion over the five-year period from 2022 (including the expenditures incurred to-date in 2022) through 2026, based on the resource portfolio included in the 2021 IRP. The preliminary estimates from the load and resource forecast from the 2023 IRP indicate an increase in demand from commercial and industrial customers, which could further increase Idaho Power’s future capital expenditures for generation, transmission, and distribution resources to serve the new and expanding customers, and Idaho Power is in the process of estimating the potential magnitude of those expenditures in connection with the preparation of its 2023 IRP.
•Idaho Power continues to focus on timely recovery of costs and earning a reasonable return on investment, including working to evaluate and ensure that its rate design and regulatory mechanisms more closely reflect the cost to provide electric service.

•In June 2022, the IPUC issued an order approving Idaho Power’s amended application requesting authorization to recover costs associated with its plan to cease participation in coal-fired operations at the Jim Bridger plant by 2028 (Bridger Order). For more information on the Bridger Order, see "Regulatory Matters" in this MD&A.
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

Summary of Financial Results

The following is a summary of Idaho Power's net income, net income attributable to IDACORP, and IDACORP's earnings per diluted share for the three and nine months ended September 30, 2022 and 2021 (in thousands, except earnings per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Idaho Power net income	$104,532	$98,222	$213,181	$211,414
Net income attributable to IDACORP, Inc.	$106,380	$97,897	$216,928	$212,752
Weighted average outstanding shares – diluted	50,722	50,681	50,689	50,621
IDACORP, Inc. earnings per diluted share	$2.10	$1.93	$4.28	$4.20

The table below provides a reconciliation of net income attributable to IDACORP for the three and nine months ended September 30, 2022, from the same periods in 2021 (items are in millions and are before related income tax impact unless otherwise noted).

	Three months ended		Nine months ended
Net income attributable to IDACORP, Inc. - September 30, 2021		$97.9		$212.8
Increase (decrease) in Idaho Power net income:
Customer growth, net of associated power supply costs and power cost adjustment mechanisms	3.6		9.4
Usage per retail customer, net of associated power supply costs and power cost adjustment mechanisms	12.6		(3.1)
Idaho fixed cost adjustment (FCA) revenues	(5.1)		(4.7)
Retail revenues per megawatt-hour (MWh), net of associated power supply costs and power cost adjustment mechanisms	10.6		15.9
Transmission wheeling-related revenues	1.2		6.1
Other operations and maintenance (O&M) expenses	(12.9)		(31.5)
Depreciation expense	(1.8)		5.8
Other changes in operating revenues and expenses, net	(4.7)		(5.3)
Increase (decrease) in Idaho Power operating income	3.5		(7.4)
Non-operating expense, net	2.2		7.3
Income tax expense	0.6		1.9
Total increase in Idaho Power net income		6.3		1.8
Other IDACORP changes (net of tax)		2.2		2.3
Net income attributable to IDACORP, Inc. - September 30, 2022		$106.4		$216.9

Net Income - Third Quarter 2022

IDACORP's net income increased $8.5 million for the third quarter of 2022 compared with the third quarter of 2021, due primarily to higher net income at Idaho Power. At Idaho Power, customer growth increased operating income by $3.6 million in the third quarter of 2022 compared with the third quarter of 2021, as the number of Idaho Power customers grew by over 15,100, or 2.5 percent, during the twelve months ended September 30, 2022. Higher sales volumes on a per-customer basis in all customer classes increased operating income by $12.6 million. Warmer and drier weather in the third quarter of 2022, when compared with the third quarter of 2021, caused customers to use more energy on a per-customer basis for air conditioning and irrigation pumping. The revenue impact of the increase in sales volumes per customer was partially offset by the FCA mechanism (applicable to residential and small commercial customers), which decreased revenues in the third quarter of 2022 by $5.1 million compared with the third quarter of 2021.

The net increase in retail revenues per MWh, net of associated power supply costs and power cost adjustment mechanisms, increased operating income by $10.6 million during the third quarter of 2022 compared with the third quarter of 2021. The net increase was partially due to changes in Idaho Power's customer sales mix, which includes separate rate tariffs based on customer class. To a greater extent, the increase was due to the June 1, 2022 rate increase for Idaho Power’s Idaho retail customers related to the Bridger Order. Idaho Power plans to cease participation in all coal-related operations at the Jim Bridger plant by 2028. Idaho Power expects the Bridger Order to increase operating revenues, net depreciation expense, and income tax expense in future periods and estimates the impacts of the Bridger Order will increase net income by approximately $10 million in 2023. Idaho Power expects the ongoing annual benefit to net income thereafter from the Bridger Order to decline each year through 2030, primarily due to the annual decline in Jim Bridger plant coal-related rate base, which Idaho Power expects to be fully depreciated by December 31, 2030. For more information on the Bridger Order, see "Regulatory Matters" in this MD&A.

Transmission wheeling-related revenues increased $1.2 million during the third quarter of 2022 compared with the third quarter of 2021 as Idaho Power's open access transmission tariff (OATT) rates were approximately 4 percent higher.

Other O&M expenses increased $12.9 million in the third quarter of 2022 compared with the third quarter of 2021 due mostly to inflationary pressures on labor-related costs, professional services, vehicle fuel, and supplies, and to a lesser extent, the timing of performance-based variable compensation accruals.

Depreciation expense increased $1.8 million due primarily to an increase in utility plant in service and the impacts of the Bridger Order, which authorized Idaho Power in its Idaho jurisdiction to accelerate depreciation on, earn a return on, and recover through 2030 the net book value of coal-related assets at Idaho Power's jointly-owned Jim Bridger plant as of December 31, 2020, plus forecasted plant investments.

Other changes in operating revenues and expenses, net, decreased operating income by $4.7 million in the third quarter of 2022 compared with the third quarter 2021, due to the increase in net power supply expenses that were not deferred for future recovery in rates through Idaho Power's power cost adjustment mechanisms. Higher wholesale energy market prices in the western United States and higher energy usage by Idaho Power customers, combined with below-average generation from Idaho Power's hydroelectric facilities, increased Idaho Power's net power supply expenses in the third quarter of 2022.

Net non-operating expense decreased $2.2 million in the third quarter of 2022 compared with the third quarter of 2021. Allowance for funds used during construction (AFUDC) increased as the average construction work in progress balance was higher throughout the third quarter of 2022 compared with the third quarter of 2021.

At IDACORP, a $1.8 million increase in net income for the third quarter of 2022 compared with the third quarter of 2021 was primarily due to changes in tax basis adjustments between the periods at IFS.

Net Income - Year-To-Date 2022

IDACORP's net income increased $4.1 million for the first nine months of 2022 compared with the first nine months of 2021, due primarily to higher net income at Idaho Power and IFS. At Idaho Power, customer growth increased operating income by $9.4 million. Usage per retail customer decreased operating income by $3.1 million in the first nine months of 2022 compared with the same period of 2021. Lower sales volumes on a per-customer basis for irrigation customers more than offset higher sales volumes on a per customer basis in the other customer classes. Warmer and drier weather in Idaho Power's service area during the third quarter of 2022 compared with the third quarter of 2021 led customers to use more energy per customer for air conditioning and irrigation pumping, but for irrigation customers this higher usage per customer in the third quarter only partially offset the lower usage per irrigation customer in the second quarter. The positive revenue impact of the increase in sales volumes per residential and small commercial customer was partially offset by the FCA mechanism, which decreased revenues in the first nine months of 2022 by $4.7 million compared with the first nine months of 2021.

The net increase in retail revenues per MWh, net of associated power supply costs and power cost adjustment mechanisms, increased operating income by $15.9 million during the first nine months of 2022 compared with the first nine months of 2021 due primarily to the June 1, 2022 rate increase for Idaho Power’s Idaho retail customers related to the Bridger Order. Also, changes in Idaho Power's customer sales mix, which includes separate rate tariffs based on customer class, contributed to the increase in retail revenues per MWh.

Transmission wheeling-related revenues increased $6.1 million during the first nine months of 2022 compared with the first nine months of 2021. Warmer weather in the southwest United States and milder weather in the Pacific Northwest during the second quarter of 2022 compared with the second quarter of 2021 led to a price spread between energy market hubs. This price spread increased wheeling activity across Idaho Power's transmission system for wheeling customers to access these markets in the first nine months of 2022 compared with the first nine months of 2021. Also, Idaho Power's OATT rates were approximately 4 percent higher in the first nine months of 2022 compared with the first nine months of 2021. In addition, two new long-term wheeling agreements executed in April 2021 contributed to increased wheeling volumes during the first four months of 2022 compared with the same period in 2021.

Other O&M expenses increased $31.5 million in the first nine months of 2022 compared with the first nine months of 2021, due partially to maintenance activities at the Jim Bridger coal plant, Langley Gulch natural gas plant, and American Falls hydropower project. Most of those maintenance activities are performed as scheduled maintenance, but not annually. Also, inflationary pressures on labor-related costs, professional services, vehicle fuel, and supplies and, to a lesser extent, the timing of performance-based variable compensation accruals contributed to the increase in other O&M expenses in the first nine months of 2022 compared with the first nine months of 2021.

Depreciation expense decreased $5.8 million, due primarily to the impact of the Bridger Order described above in this MD&A, which authorized Idaho Power to accelerate the depreciation on and recover through 2030 the net book value of coal-related assets at Idaho Power's jointly-owned Jim Bridger plant as of December 31, 2020, plus forecasted plant investments. The Bridger Order resulted in Idaho Power recording the deferral of certain depreciation expense in the second quarter of 2022.

Other changes in operating revenues and expenses, net, decreased operating income by $5.3 million in the first nine months of 2022 compared with the same period of 2021, due to the increase in net power supply expenses that were not deferred for future recovery in rates through Idaho Power's power cost adjustment mechanisms. Higher wholesale energy market prices in the western United States and higher energy usage by Idaho Power customers, combined with below-average generation from Idaho Power's hydroelectric facilities, increased Idaho Power's net power supply expenses in the first nine months of 2022.

Non-operating expense, net, decreased $7.3 million in the first nine months of 2022 compared with the first nine months of 2021. AFUDC increased as the average construction work in progress balance was higher throughout the first nine months of 2022 compared with the same period of 2021. Also, interest income increased due to higher market interest rates, and investment income increased related to life insurance claims in the rabbi trust for Idaho Power's nonqualified defined benefit pension plans, in the first nine months of 2022 compared with the same period of 2021.

Idaho Power's income tax expense for the first nine months of 2022 decreased by $1.9 million compared with the same period of 2021, primarily due to plant-related income tax return adjustments.

At IDACORP, a $2.2 million increase in net income for the first nine months of 2022 compared with the first nine months of 2021 was primarily due to changes in tax basis adjustments between the periods at IFS.

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

•Economic Conditions and Loads: Economic conditions impact consumer demand for energy, revenues, collectability of accounts, the volume of wholesale energy sales, and the need to construct and improve infrastructure, purchase power, and implement programs to meet customer load demands. In recent years, Idaho Power has seen significant growth in the number of customers in its service area. Over the twelve months ended September 30, 2022, Idaho Power's customer count grew by 2.5 percent. While current inflationary and volatile economic conditions could slow the rate of residential customer growth in the near-term, Idaho Power expects its number of customers and, to a greater extent due to anticipated commercial and industrial customer growth, its load to continue to increase in the foreseeable future.

In 2022, Idaho Power began preparing its 2023 IRP, its 20-year forecast of power demand and supply options. As of the date of this report, the preliminary load forecast assumptions Idaho Power expects to use in the 2023 IRP are included in the table below. The 2023 preliminary IRP assumptions include significant large commercial and industrial additions in the 5-year forecasted annual growth rate, including load from new facilities recently announced by Meta

Platforms, Inc. and Micron Technology, Inc. (Micron). For comparison purposes, the analogous average annual growth rates used in the prior two IRPs are included.

	5-Year Forecasted Annual Growth Rate		20-Year Forecasted Annual Growth Rate
	Retail Sales (Billed MWh)	Annual Peak (Peak Demand)	Retail Sales (Billed MWh)	Annual Peak (Peak Demand)
2023 IRP (preliminary)	6.8%	4.8%	2.3%	1.9%
2021 IRP	2.6%	2.1%	1.4%	1.4%
2019 IRP	1.3%	1.4%	1.0%	1.2%

Idaho Power believes that existing and sustained growth in customers, load, and peak demand for electricity will require Idaho Power to increase its investment in capacity resources, transmission, and distribution infrastructure. This includes the Boardman-to-Hemingway and Gateway West transmission projects, along with other capacity and energy resources contemplated by the resource procurements described in the "Rate Base Growth and Infrastructure Investment" section below in this MD&A. Existing and projected growth has resulted in the need for Idaho Power to procure additional sources of energy and capacity to serve the demand and to maintain system reliability. Further, changes in the regional transmission markets in recent years have constrained the transmission system external to Idaho Power's service area and impacted Idaho Power's ability to import energy from energy markets in the western United States during peak load periods, which has increased the need for new transmission and generation resources.

In order to meet growth in its service area, Idaho Power relies on numerous vendors to provide goods and services and economic conditions have resulted in inflationary cost increases and supply chain constraints. Those inflationary pressures have impacted not only external costs, but also Idaho Power's internal labor costs. Inflationary pressures on both external costs and internal labor costs were notable components of the increases in other O&M expenses in 2022 relative to 2021. Idaho Power has taken measures to help ensure the availability of supply chain-constrained items that are needed to serve new and existing customers, such as ordering distribution transformers and other electrical apparatus in advance and from new suppliers. Idaho Power has also taken measures to help mitigate where possible cost increases through supplier diversity and contract negotiation, as it works to meet the demands of continued customer and load growth amid an uncertain national and global economic environment.

•Rate Base Growth and Infrastructure Investment: The rates established by the IPUC, OPUC, and FERC are determined with the intent to provide an opportunity for Idaho Power to recover authorized operating expenses and depreciation and earn a reasonable return on “rate base.” Rate base is generally determined by reference to the original cost (net of accumulated depreciation) of utility plant in service and certain other assets, subject to various adjustments for deferred income taxes and other items. Over time, rate base is increased by additions to utility plant in service as authorized by the IPUC and OPUC and reduced by depreciation, retirement, and write-off of utility plant. Idaho Power is pursuing significant enhancements to its utility infrastructure in an effort to maintain system reliability, ensure an adequate supply of electricity and capacity, and provide service to new customers. In addition to typical infrastructure investment to maintain reliable service to customers, these infrastructure projects include major ongoing new transmission projects such as the Boardman-to-Hemingway and Gateway West projects, as well as utility-scale battery storage projects and other resource procurements. Idaho Power's existing hydropower and thermal generation facilities also require continuing upgrades and equipment replacement, and the company is undertaking a significant relicensing effort for the Hells Canyon Complex (HCC), its largest hydropower generation resource. Idaho Power intends to pursue timely inclusion of any significant completed capital projects into rate base as part of a future general rate case or other appropriate regulatory proceeding.

As noted above, growth in customers, load, and peak demand for electricity will require Idaho Power to increase its investment in its power supply, transmission, and distribution infrastructure. While demand varies and is based on numerous factors, Idaho Power's 2021 IRP indicated Idaho Power may have a resource capacity deficit for peak energy demand of 101 megawatts (MW) in 2023, an additional 85 MW deficit in 2024, and an additional 125 MW deficit in 2025. For more information on the 2021 IRP, including the load forecast assumptions Idaho Power used in its 2021 IRP, refer to "Resource Planning" in Item 1 - "Business" in the 2021 Annual Report. To help meet peak demand in 2023, Idaho Power has entered into contracts to purchase, own, and operate 120 MW of battery storage assets, and also entered into a 20-year power purchase agreement in February 2022 for the output of a planned third-party 40-MW solar facility. In March 2022, Idaho Power filed an application with the IPUC requesting approval of a revised special contract for electric service between Idaho Power and its existing customer, Micron, under which Micron would purchase from Idaho Power the energy generated by the solar facility.

To help address the capacity deficits projected for 2024 and 2025, Idaho Power has been pursuing multiple options and issued a request for proposals (RFP) in December 2021. Idaho Power is the process of assessing the RFP responses and negotiating terms with potential third parties. Depending on RFP results, the timing of project in-service dates, and the outcome of regulatory proceedings, Idaho Power expects it could invest over $400 million in capital expenditures from 2022 through 2025 for resource additions to help meet projected capacity deficits. However, as noted in the "Economic Conditions and Loads" section above, Idaho Power recently updated its preliminary load growth forecast assumptions in preparation of its 2023 IRP, which include significant large load additions in the 5-year forecasted annual growth rate. To serve these expected increases in load and peak demand, Idaho Power believes it may need to increase its investment in power supply, transmission, and distribution infrastructure beyond the level of investment previously planned for in connection with the 2021 IRP. For more information about forecasted capital expenditures and expected rate base growth, see the "Liquidity and Capital Resources" section of this MD&A.

•Regulation of Rates and Cost Recovery; General Rate Case Filing: The prices that Idaho Power is authorized to charge for its electric and transmission service is a critical factor in determining IDACORP's and Idaho Power's results of operations and financial condition. Those rates are established by state regulatory commissions and the FERC and are intended to allow Idaho Power an opportunity to recover its expenses and earn a reasonable return on investment. Idaho Power focuses on timely recovery of its costs through filings with its regulators, working to put in place innovative regulatory mechanisms, and prudent management of expenses and investments. Idaho Power has a regulatory settlement stipulation in Idaho that includes provisions for the accelerated amortization of accumulated deferred investment tax credits (ADITC) to help achieve a minimum 9.4 percent Idaho-jurisdiction return on year-end equity (Idaho ROE). The settlement stipulation also provides for the potential sharing between Idaho Power and its Idaho customers of Idaho-jurisdictional earnings in excess of 10.0 percent of Idaho ROE, which would adjust to the authorized return on equity in the next general rate case. The settlement stipulation has no expiration date but the minimum Idaho ROE would revert back to 95 percent of the allowed return on equity in the next Idaho general rate case. The specific terms of the settlement stipulation are described in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2021 Annual Report.

With Idaho Power’s anticipated significant infrastructure investments, including those that are intended to help meet projected near-term capacity deficits, Idaho Power believes it is likely that it will file a general rate case in Idaho in the next twelve months. Several factors impact Idaho Power’s timing and need to file general rate cases, including the expected increase in depreciation expense from rate-base eligible assets as they are placed into service, the significant amounts of capital expenditures Idaho Power has made since its last general rate case filed in 2011, the expected financing costs for capital expenditures in a higher interest-rate environment, and inflationary pressures on other O&M expenses described above. In Idaho, Idaho Power is required to file a notice of its intent to file a general rate case with the IPUC at least 60 days before filing an application for a general rate case, and Idaho Power expects the processing of a general rate case in Idaho would span at least seven months before new rates would be in effect. In Oregon, Idaho Power expects that processing of a general rate case would take approximately ten months.

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

Further, as Idaho Power's hydropower facilities comprise over one-half of Idaho Power's nameplate generation capacity, precipitation levels impact the mix of Idaho Power's generation resources. When hydropower generation decreases, Idaho Power must rely on more expensive generation sources and purchased power. When favorable hydropower generating conditions exist for Idaho Power, they also may exist for other Pacific Northwest hydropower facility operators, lowering regional wholesale market prices and impacting the revenue Idaho Power receives from wholesale energy sales. Much of the adverse or favorable impact of this volatility is addressed through the Idaho and Oregon power cost adjustment mechanisms, which lessens the potential earnings benefit or detriment of volatile hydrological conditions and their impact on overall power supply costs. For 2022, due to relatively low reservoir storage carryover combined with the year's snowpack conditions, precipitation levels, and timing of run-off, Idaho

Power expects generation from its hydropower resources to be in the range of 5.3 to 5.6. million MWh, compared with 30-year average total annual hydropower generation of approximately 7.7 million MWh.

•Mitigation of the Impact of Fuel and Purchased Power Expense: In addition to hydropower generation, Idaho Power relies significantly on natural gas and coal to fuel its generation facilities and on power purchases in the wholesale markets. Fuel costs are impacted by electricity sales volumes, the terms and conditions of contracts for fuel, Idaho Power's generation capacity, the availability of hydropower generation resources, transmission capacity, energy market prices, and Idaho Power's hedging program for managing fuel costs. Purchased power costs are impacted by the terms and conditions of contracts for purchased power, the rate of expansion of alternative energy generation sources such as wind or solar energy, hydropower generation resource maintenance outages, and wholesale energy market prices. The Idaho and Oregon power cost adjustment mechanisms mitigate in large part the potential adverse impacts to Idaho Power of fluctuations in power supply costs.

•Regulatory and Environmental Compliance Costs; Coal-plant Retirements: Idaho Power is subject to extensive federal and state laws, policies, and regulations, as well as regulatory actions and audits by agencies and quasi-governmental agencies, including the FERC, the North American Electric Reliability Corporation, and the Western Electricity Coordinating Council. Compliance with these requirements directly influences Idaho Power's operating environment and affects Idaho Power's operating costs. Moreover, environmental laws and regulations may increase the cost of constructing new facilities, may increase the cost of operating generation plants, may require that Idaho Power install additional pollution control devices at existing generating plants, may result in penalties for non-compliance, even where inadvertent, or may require that Idaho Power curtail or cease operating certain generation plants. Idaho Power expects to spend significant amounts on environmental compliance and controls for the foreseeable future. Due to economic factors in part associated with the costs of compliance with environmental regulation, Idaho Power accelerated the retirement date of its jointly-owned coal-fired generating plant in Valmy, Nevada (Valmy plant), ceasing operations at one unit in 2019 and planning to cease operations at the remaining unit by year-end 2025. Idaho Power's jointly-owned coal plant in Boardman, Oregon, ceased operations as planned in October 2020. In June 2022, the IPUC approved Idaho Power's request to allow the coal-related assets at the Jim Bridger plant to be fully depreciated and recovered by end-of-year 2030. The IPUC's Bridger Order related to Idaho Power's plan to cease participation in coal-related operations at the Jim Bridger plant by 2028 is described more fully in the "Regulatory Matters" section of this MD&A.

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

•Wildfire Mitigation Efforts: In recent years, the western United States has experienced an increasing trend in the degree of annual destruction from wildfires. A variety of factors have contributed to this trend including climate change, increased wildland-urban interfaces, historical land management practices, and overall wildland and forest health. While Idaho Power has not experienced to date the extent of catastrophic wildfires within its service area that have occurred in California and elsewhere in the western United States, Idaho Power is taking a proactive approach to wildfire threat in its service area and transmission corridors. Idaho Power has adopted a Wildfire Mitigation Plan (WMP) that outlines actions Idaho Power is taking or is working to implement in the future to reduce wildfire risk and to strengthen the resiliency of its transmission and distribution system to wildfires. Idaho Power's approach to achieve these objectives includes identifying areas subject to elevated risk; system hardening programs, vegetation management, and field personnel practices to mitigate wildfire risk; incorporating current and forecasted weather and field conditions into operational practices; public safety power shutoff protocols adopted in 2022; and evaluating the performance and effectiveness of the strategies identified in the WMP through metrics and monitoring. In June 2021, the IPUC authorized Idaho Power to defer, for future amortization, the Idaho jurisdictional share of actual incremental O&M expenses and depreciation expense of certain capital investments necessary to implement the WMP. The WMP cases with the IPUC are described in more detail in the "Regulatory Matters" section of this MD&A.

RESULTS OF OPERATIONS

This section of MD&A takes a closer look at the significant factors that affected IDACORP’s and Idaho Power’s earnings during the three and nine months ended September 30, 2022. In this analysis, the results for the three and nine months ended September 30, 2022, are compared with the same periods in 2021.

Sales Volumes and Generation Summary

The table below presents Idaho Power’s energy sales and supply (in thousands of MWh) for the three and nine months ended September 30, 2022 and 2021.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Retail energy sales	4,897	4,578	12,170	12,044
Wholesale energy sales	182	289	320	478
Bundled energy sales	36	105	586	349
Total energy sales	5,115	4,972	13,076	12,871
Hydropower generation	1,354	1,362	4,219	4,237
Coal generation	1,288	1,074	2,883	1,982
Natural gas and other generation	844	930	1,482	2,237
Total system generation	3,486	3,366	8,584	8,456
Purchased power	1,874	1,956	5,378	5,302
Line losses	(245)	(350)	(886)	(887)
Total energy supply	5,115	4,972	13,076	12,871

Weather-related information for Boise, Idaho, for the three and nine months ended September 30, 2022 and 2021, is presented in the table below. While Boise, Idaho weather conditions are not necessarily representative of weather conditions throughout Idaho Power's service area, the greater Boise area has the majority of Idaho Power's customers and is included for illustrative purposes.

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	Normal (2)	2022	2021	Normal (2)
Heating degree-days(1)	13	59	94	3,518	2,980	3,181
Cooling degree-days(1)	1,233	1,003	847	1,390	1,386	1,035
Precipitation (inches)	0.3	1.5	0.8	7.6	7.8	8.0
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

Retail sales volumes increased 7 percent and 1 percent in the third quarter and first nine months of 2022, respectively, compared with the same periods in 2021, primarily due to growth in the number of Idaho Power customers and warmer and drier summer weather that caused customers to use more energy for cooling and irrigation. Customer growth increased sales volumes during the three and nine months ended September 30, 2022, compared with the same period in 2021, with the number of Idaho Power's customers growing by 2.5 percent over the prior twelve months. Cooling degree-days in Boise, Idaho during the three months ended September 30, 2022, were 23 percent higher compared to the same period in 2021 and 46 percent above normal which led customers to use more power for air conditioning. Precipitation in Boise Idaho was 77 percent lower during the three months ended September 30, 2022, and 58 percent below normal, which increased usage by irrigation customers by approximately 10 percent during the three months ended September 30, 2022, compared with the same period in 2021. For irrigation customers this higher usage per customer in the third quarter only partially offset the lower usage per irrigation customer in the second quarter in 2022, compared with 2021.

Total system generation increased 4 percent in the third quarter and 2 percent in the first nine months of 2022 compared with the same periods of 2021, due primarily to higher coal-fired generation, partially offset by decreased natural gas generation. Natural gas generation decreased 9 percent in the third quarter and 34 percent in the first nine months of 2022, respectively, due primarily to higher natural gas market prices. This decrease in natural gas generation during the third quarter and first nine months of 2022 led to a significant increase in coal generation to help reliably meet customer demand.

The financial impacts of fluctuations in wholesale energy sales, purchased power, fuel expense, and other power supply-related expenses are addressed in Idaho Power's Idaho and Oregon power cost adjustment mechanisms, which are described below in "Power Cost Adjustment Mechanisms" in this MD&A.

Operating Revenues

Retail Revenues: The table below presents Idaho Power’s retail revenues (in thousands) and MWh sales volumes (in thousands) for the three and nine months ended September 30, 2022 and 2021, and the number of customers as of September 30, 2022 and 2021.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Retail revenues:
Residential (includes $(1,447), $3,552, $14,104, and $18,658, respectively, related to the FCA)(1)	$176,514	$154,670	$470,402	$432,088
Commercial (includes $142, $272, $730, and $919, respectively, related to the FCA)(1)	101,794	88,177	259,620	238,055
Industrial	60,306	52,889	161,353	146,366
Irrigation	105,365	86,858	164,065	164,743
Deferred revenue related to HCC relicensing AFUDC(2)	(2,815)	(2,815)	(6,861)	(6,861)
Total retail revenues	$441,164	$379,779	$1,048,579	$974,391
Volume of retail sales (MWh)
Residential	1,620	1,478	4,458	4,242
Commercial	1,192	1,128	3,227	3,144
Industrial	883	878	2,620	2,585
Irrigation	1,202	1,094	1,865	2,073
Total retail MWh sales	4,897	4,578	12,170	12,044
Number of retail customers at period end
Residential	515,790	502,185
Commercial	76,988	75,708
Industrial	127	128
Irrigation	22,092	21,860
Total customers	614,997	599,881
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

Retail revenues increased $61.4 million and $74.2 million during the third quarter and first nine months of 2022, respectively, compared with the same periods in 2021. The factors affecting retail revenues during these periods are discussed below.

•Customers: Customer growth of 2.5 percent during the twelve months ended September 30, 2022, increased retail revenues by $6.0 million and $14.9 million in the third quarter and first nine months of 2022, respectively, compared with the same periods in 2021.

•Usage: Higher usage (on a per customer basis) in all customer classes increased retail revenues by $22.4 million in the third quarter of 2022 compared with the same period in 2021. Warmer and drier summer weather led to increased energy usage per residential customer for cooling and increased usage per irrigation customer for pump irrigation during the three months ended September 30, 2022, compared with the same period in 2021. During the first nine months of 2022, lower usage per customer reduced retail revenues by $2.1 million compared with the same period in 2021, as the higher usage per irrigation customer in the third quarter only partially offset the significantly lower usage per irrigation customer in the second quarter.

•Idaho FCA Revenue: The FCA mechanism, applicable to Idaho residential and small commercial customers, adjusts revenue each year to accrue, or defer, the difference between the authorized fixed-cost recovery amount per customer and the actual fixed costs per customer recovered by Idaho Power through volume-based rates during the year. Higher usage (on a per customer basis) by residential and small commercial customers during the third quarter and first nine months of 2022 decreased the amount of FCA revenue accrued by $5.1 million and $4.7 million, respectively, compared with the same periods in 2021.

•Rates: Average customer rates, excluding amounts related to the power cost adjustment mechanisms, increased retail revenues by $10.6 million and $15.9 million for the three and nine months ended September 30, 2022, compared with the same periods in 2021, due primarily to the June 1, 2022 rate increase for Idaho Power’s Idaho retail customers related to the Bridger Order. Also, changes in Idaho Power's customer sales mix, which includes separate rate tariffs based on customer class, contributed to the increase in retail revenues. Customer rates also include the collection from customers of amounts related to the power cost adjustment mechanisms, which increased revenues by $27.5 million and $50.2 million in the third quarter and first nine months of 2022, respectively, compared with the same periods of 2021. The amount collected from customers in rates under the power cost adjustment mechanisms has relatively little effect on operating income as a corresponding amount is recorded as expense in the same period it is collected through rates.

Wholesale Energy Sales: Wholesale energy sales consist primarily of opportunistic sales of surplus system energy, but also include sales into the energy imbalance market in the western United States. The table below presents Idaho Power’s wholesale energy sales for the three and nine months ended September 30, 2022 and 2021 (in thousands, except for per MWh amounts).

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Wholesale energy revenues	$34,501	$23,188	$44,516	$33,755
Wholesale volume in MWh sold	182	289	320	478
Average wholesale energy revenues per MWh	$189.57	$80.24	$139.11	$70.62

In the third quarter and the first nine months of 2022, wholesale energy revenues increased $11.3 million and $10.8 million, respectively, compared with the same periods of 2021, as higher wholesale market prices more than offset a decrease in volumes sold. The financial impacts of fluctuations in wholesale energy sales are largely mitigated by Idaho Power's Idaho and Oregon power cost adjustment mechanisms, which are described below in "Power Cost Adjustment Mechanisms" in this MD&A.

Transmission Wheeling-Related Revenues: Transmission wheeling-related revenues increased $1.2 million, or 6 percent, and $6.1 million, or 12 percent, during the third quarter and first nine months of 2022, respectively, compared with the same periods of 2021. A weather-related price spread between electricity market hubs increased wheeling activity across Idaho Power's transmission system for wheeling customers to access these markets during the first nine months of 2022, compared with the same period in 2021. In addition, two new long-term wheeling agreements executed in April 2021 contributed to increased wheeling volumes during the first four months of 2022 compared with the same period in 2021. Idaho Power's OATT rates were approximately 4 percent higher in the first nine months of 2022 compared with the first nine months of 2021.

Energy Efficiency Program Revenues: In both Idaho and Oregon, energy efficiency riders fund energy efficiency program expenditures. Expenditures funded through the riders are reported as an operating expense with an equal amount recorded in revenues, resulting in no net impact on earnings. The cumulative variance between expenditures and amounts collected through the rider is recorded as a regulatory asset or liability. A liability balance indicates that Idaho Power has collected more than it has spent, and an asset balance indicates that Idaho Power has spent more than it has collected. At September 30, 2022, Idaho Power's energy efficiency rider balances were a $0.2 million regulatory asset in the Idaho jurisdiction and $0.2 million regulatory liability in the Oregon jurisdiction.

Operating Expenses

Purchased Power: The table below presents Idaho Power’s purchased power expenses and volumes for the three and nine months ended September 30, 2022 and 2021 (in thousands, except for per MWh amounts).

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Expense
PURPA contracts	$55,633	$56,190	$144,236	$152,410
Other purchased power (including wheeling)	137,251	81,598	225,799	149,482
Total purchased power expense	$192,884	$137,788	$370,035	$301,892
MWh purchased
PURPA contracts	737	757	2,200	2,433
Other purchased power	1,137	1,199	3,178	2,869
Total MWh purchased	1,874	1,956	5,378	5,302
Average cost per MWh from PURPA contracts	$75.49	$74.23	$65.56	$62.64
Average cost per MWh from other sources	$120.71	$68.06	$71.05	$52.10
Weighted average - all sources	$102.93	$70.44	$68.81	$56.94

Purchased power expense increased $55.1 million, or 40 percent, and $68.1 million, or 23 percent, during the third quarter and first nine months of 2022 compared with the same periods of 2021. The increase in purchased power expense in 2022 is primarily due to higher wholesale energy market prices.

Fuel Expense: The table below presents Idaho Power’s fuel expenses and thermal generation for the three and nine months ended September 30, 2022 and 2021 (in thousands, except for per MWh amounts).

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Expense
Coal	$35,185	$33,247	$85,190	$61,854
Natural gas	28,446	26,159	58,560	62,048
Total fuel expense	$63,631	$59,406	$143,750	$123,902
MWh generated
Coal	1,288	1,074	2,883	1,982
Natural gas	844	930	1,482	2,237
Total MWh generated	2,132	2,004	4,365	4,219
Average cost per MWh - Coal	$27.32	$30.96	$29.55	$31.21
Average cost per MWh - Natural gas	$33.70	$28.13	$39.51	$27.74
Weighted average, all sources	$29.85	$29.64	$32.93	$29.37

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

Fuel expense increased $4.2 million, or 7 percent, and $19.8 million, or 16 percent, in the third quarter and first nine months of 2022, respectively, compared with the same periods of 2021. The increases in fuel expense were primarily due to higher natural gas market prices in 2022, which resulted in an increase in the average cost per MWh of natural gas generation. Also, coal-fired generation increased to compensate for the significant decrease in natural gas generation resulting from higher natural gas market prices. Idaho Power expects natural gas market prices to be volatile and to remain elevated through the rest of 2022. Idaho Power's increase in coal generation in 2022 has resulted in the company using a significant portion of its share of coal inventory at its jointly-owned coal plants. Due to existing coal supply constraints, Idaho Power is currently optimizing dispatch of coal generation resources in an effort to help ensure adequate coal supply during its peak demand periods in late 2022 and in 2023. Given the coal supply constraints, Idaho Power may need to rely on more purchased power and natural gas-fired generation in those periods, depending in part on hydroelectric generating conditions in those periods.

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

The table that follows presents the components of the Idaho and Oregon power cost adjustment mechanisms for the three and nine months ended September 30, 2022 and 2021 (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Power supply cost (deferral) accrual	$(42,885)	$(17,257)	$(40,246)	$(1,131)
Amortization of prior year authorized balances	12,079	(5,456)	8,615	(23,846)
Total power cost adjustment expense	$(30,806)	$(22,713)	$(31,631)	$(24,977)

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

Other O&M Expenses: Other O&M expenses increased $12.9 million, or 15 percent, and $31.5 million, or 12 percent, in the third quarter and first nine months of 2022, compared with same periods of 2021, due to inflationary pressures on labor-related costs, professional services, vehicle fuel, and supplies and, to a lesser extent, the timing of performance-based variable compensation accruals. Also, during the first nine months of 2022 compared with the first nine months of 2021, an increase in maintenance activities at the Jim Bridger coal plant, Langley Gulch natural gas plant, and American Falls hydropower project increased other O&M expenses. Most of those maintenance activities are performed as scheduled maintenance, but not annually.

Income Taxes

Income tax expense for IDACORP and Idaho Power for the nine months ended September 30, 2022 decreased by $3.8 million and $1.9 million, respectively compared with the same period in 2021, primarily due to plant-related income tax return adjustments. For information relating to IDACORP's and Idaho Power's computation of income tax expense effective income tax rates, see Note 2 - "Income Taxes" to the condensed consolidated financial statements included in this report.

On August 16, 2022, the Inflation Reduction Act of 2022 (the Act) was signed into law. The Act prospectively provides for, among other things, the extension and modification of numerous renewable energy tax credits, including extension of the current investment tax credit (ITC) and production tax credit (PTC), a new ITC for standalone energy storage, application of the PTC to solar facilities, expands qualified ITC facilities to include stand-alone energy storage, and a transition to a technology-neutral ITC and PTC after 2024. The Act also created a transferability option that allows the energy tax credits to be sold to an unrelated taxpayer. The Act modifies the calculation of most of the energy tax credits by introducing the concept of a “base credit” of 6 percent and a “bonus credit” of an additional 24 percent if certain prevailing wage and apprenticeship requirements are met in the construction and ongoing maintenance of the renewable energy facilities. Additional credits are also available upon satisfying domestic content and locational requirements. Idaho Power is evaluating these renewable energy tax credit options in the context of its existing utility-scale battery storage projects, IRP analysis, future anticipated resource costs, and resource procurement process and analysis.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Idaho Power continues to pursue significant enhancements to its utility infrastructure in an effort to ensure an adequate supply of electricity, to provide service to new customers, and to maintain system reliability. Idaho Power's existing hydropower and thermal generation facilities also require continuing upgrades and component replacement. Idaho Power anticipates these substantial capital expenditures will continue, with estimated total capital expenditures of up to $2.8 billion over the five-year period from 2022 through 2026, including expenditures incurred to-date in 2022.

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

As of October 28, 2022, IDACORP's and Idaho Power's access to debt, equity, and credit arrangements included:

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

IDACORP and Idaho Power generally seek to maintain capital structures of approximately 50 percent debt and 50 percent equity. Maintaining this ratio influences IDACORP's and Idaho Power's debt and equity issuance decisions. As of September 30, 2022, IDACORP's and Idaho Power's capital structures, as calculated for purposes of applicable debt covenants, were as follows:

	IDACORP	Idaho Power
Debt	44%	46%
Equity	56%	54%

IDACORP and Idaho Power typically maintain their cash and cash equivalents in highly liquid investments, such as U.S. Treasury Bills, money market funds, and bank deposits.

Operating Cash Flows

IDACORP’s and Idaho Power’s operating cash inflows for the nine months ended September 30, 2022, were $269 million and $294 million, respectively, a decrease of $34 million for IDACORP and increase of $16 million for Idaho Power, compared with the same period in 2021. With the exception of cash flows related to income taxes, IDACORP's operating cash flows are principally derived from the operating cash flow of Idaho Power. Significant items that affected the comparability of the companies' operating cash flows in the first nine months of 2022 compared with the same period in 2021 were as follows:

•increased net income;
•changes in deferred taxes and taxes accrued and receivable combined to decrease IDACORP and Idaho Power cash flows by $29 million and $19 million, respectively;
•changes in working capital balances due primarily to timing, including fluctuations in accounts receivable, and accounts payable and other accrued liabilities as follows:
◦timing of collections of accounts receivable balances decreased operating cash flows by $21 million for IDACORP and $20 million for Idaho Power; and
◦timing of accounts payable and other accrued liability payments increased operating cash flows by $19 million for IDACORP and $63 million Idaho Power, of which $44 million of the difference between IDACORP and Idaho Power related to intercompany estimated tax payments.

Investing Cash Flows

Investing activities consist primarily of capital expenditures related to new construction and improvements to Idaho Power’s generation, transmission, and distribution facilities. IDACORP’s and Idaho Power’s net investing cash outflows for the nine months ended September 30, 2022, were $290 million and $278 million, respectively. Investing cash outflows for 2022 and 2021 were primarily for construction of utility infrastructure needed to address Idaho Power’s aging plant and equipment, customer growth, and environmental and regulatory compliance requirements. Significant items and transactions that affected investing cash flows during the first nine months of 2022 and 2021 were as follows:

•IDACORP’s and Idaho Power’s investing cash outflows for 2022 and 2021 included $305 million and $197 million, respectively, of additions to utility plant;
•IDACORP's investing cash outflows and inflows for 2022 and 2021 included $25 million in purchases of short-term investments and $25 million and $50 million, respectively, in sales of short-term investments;
•IDACORP's investing cash outflows for 2022 and 2021 included $10 million and $13 million, respectively, of tax credit investments in affordable housing and other real estate, which provide a return principally by reducing federal and state income taxes through tax credits and accelerated tax depreciation benefits;
•IDACORP's and Idaho Power's investing cash inflows for 2022 and 2021 included a $11 million and $8 million, respectively, return of investment from IERCo, a wholly-owned subsidiary of Idaho Power; and
•IDACORP's and Idaho Power's investing cash outflows and inflows for 2022 included $28 million and $31 million in purchases of equity and held-to-maturity in purchases of securities, respectively, and $57 million in sales of equity securities held in a rabbi trust, which is designated to provide funding for obligations related to Idaho Power's security plan for senior management employees.

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

IDACORP's and Idaho Power's net financing cash inflows for the nine months ended September 30, 2022, were $32 million and $35 million, respectively. During the first nine months of 2022, Idaho Power drew $150 million from a delayed draw term loan facility, described below, and IDACORP and Idaho Power paid dividends of $114 million.

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

The interest rates for the floating rate advances under the Term Loan Facility were based on the highest of (1) the prime commercial lending rate of the lender acting as administrative agent, (2) the federal funds rate, plus 0.5 percent, (3) Term SOFR (as defined in the Term Loan Facility) for a one-month tenor that is published by CME Group Benchmark Administration limited (or the successor administrator of such rate), plus 1 percent, and (4) zero percent. The interest rates for SOFR Advances (as defined in the Term Loan Facility) were based on the Term SOFR rate for the borrower-selected period plus the Applicable Margin. The “Applicable Margin” is based on Idaho Power's senior unsecured non-credit enhanced long-term indebtedness credit rating, as set forth on a schedule to the Term Loan Facility.

At September 30, 2022, $150 million in principal amount had been drawn and was outstanding on the Term Loan Facility.

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

In June 2022, Idaho Power entered into a selling agency agreement with six banks named in the agreement in connection with the potential issuance and sale from time to time of up to $1.2 billion aggregate principal amount of first mortgage bonds, secured medium term notes, Series M (Series M Notes), under the Indenture. Also in June 2022, Idaho Power entered into the Fiftieth Supplemental Indenture, dated effective as of June 30, 2022, to the Indenture (Fiftieth Supplemental Indenture). The Fiftieth Supplemental Indenture provides for, among other items the issuance of up to $1.2 billion in aggregate principal amount of Series M Notes pursuant to the Indenture. In October 2022, Idaho Power entered into the Fifty-first Supplemental Indenture to increase the limit of the amount of first mortgage bonds at any one time outstanding to $3.5 billion as provided in the Indenture. As of the date of this report, the maximum amount of additional first mortgage bonds Idaho Power could issue is approximately $1.5 billion, though this is currently limited to the $1.2 billion amount authorized by the IPUC, OPUC, and WPSC. Separately, the Indenture also limits the amount of additional first mortgage bonds that Idaho Power may issue to the sum of (a) the principal amount of retired first mortgage bonds and (b) 60 percent of total unfunded property additions, as defined in the Indenture. As of September 30, 2022, Idaho Power could issue approximately $2.3 billion of additional first mortgage bonds based on retired first mortgage bonds and total unfunded property additions.

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

Each facility contains a covenant requiring each company to maintain a leverage ratio of consolidated indebtedness to consolidated total capitalization equal to or less than 65 percent as of the end of each fiscal quarter. In determining the leverage ratio, "consolidated indebtedness" broadly includes all indebtedness of the respective borrower and its subsidiaries, including, in some instances, indebtedness evidenced by certain hybrid securities (as defined in the credit agreement). "Consolidated total capitalization" is calculated as the sum of all consolidated indebtedness, consolidated stockholders' equity of the borrower and its subsidiaries, and the aggregate value of outstanding hybrid securities. At September 30, 2022, the leverage ratios for IDACORP and Idaho Power were 44 percent and 46 percent, respectively. IDACORP's and Idaho Power's ability to utilize the credit facilities is conditioned upon their continued compliance with the leverage ratio covenants included in the credit facilities. There are additional covenants, subject to exceptions, that prohibit certain mergers, acquisitions, and investments, restrict the creation of certain liens, and prohibit entering into any agreements restricting dividend payments from any material subsidiary.

At September 30, 2022, IDACORP and Idaho Power believed they were in compliance with all facility covenants. Further, IDACORP and Idaho Power do not anticipate they will be in violation or breach of their respective debt covenants during 2022.

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

Available Short-Term Borrowing Liquidity

The table below outlines available short-term borrowing liquidity as of the dates specified (in thousands).

	September 30, 2022		December 31, 2021
	IDACORP(2)	Idaho Power	IDACORP(2)	Idaho Power
Revolving credit facility	$100,000	$300,000	$100,000	$300,000
Commercial paper outstanding	—	—	—	—
Identified for other use(1)	—	(24,245)	—	(24,245)
Net balance available	$100,000	$275,755	$100,000	$275,755
(1) Port of Morrow and American Falls bonds that Idaho Power could be required to purchase prior to maturity under the optional or mandatory purchase provisions of the bonds, if the remarketing agent for the bonds is unable to sell the bonds to third parties. Due to the demolition of the Boardman plant in October 2022, Idaho Power anticipates redeeming the Port of Morrow bonds that amount to approximately $4.36 million in the aggregate in December 2022.
(2) Holding company only.

On October 28, 2022, IDACORP had no loans outstanding under its revolving credit facilities and had no commercial paper outstanding. Idaho Power also had no loans outstanding under its revolving credit facilities and no commercial paper outstanding at that date. During the three and nine months ended September 30, 2022, IDACORP and Idaho Power issued no short-term commercial paper.

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

Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties. As of September 30, 2022, Idaho Power had posted no cash performance assurance collateral related to these contracts. Should Idaho Power experience a reduction in its credit rating on its unsecured debt to below investment grade, Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral, and counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions. Based upon Idaho Power’s current energy and fuel portfolio and market conditions as of September 30, 2022, the amount of additional collateral that could be requested upon a downgrade to below investment grade is approximately $47.7 million. To minimize capital requirements, Idaho Power actively monitors its portfolio exposure and the potential exposure to additional requests for performance assurance collateral through sensitivity analysis.

Capital Requirements

Idaho Power's construction expenditures, excluding AFUDC, were $295 million during the nine months ended September 30, 2022. The table below presents Idaho Power's estimated accrual-basis additions to electric plant for 2022 (including amounts incurred to-date) through 2026 (in millions of dollars). The amounts in the table exclude AFUDC but include net costs of removing assets from service that Idaho Power expects would be eligible to be included in rate base in future rate case proceedings. However, given the uncertainty associated with the timing of infrastructure projects and associated expenditures, actual expenditures and the timing of such expenditures could deviate substantially from those set forth in the table. The capital expenditure table below assumes, among other projects, construction and ownership of a number of resources identified in Idaho Power's 2021 IRP in order to safely and reliably serve the company's customers. The timing and amount of actual constructed projects and capital expenditures could be affected by Idaho Power’s ability to timely obtain labor or materials at reasonable costs, supply chain disruptions and delays, regulatory determinations, inflationary pressures, macroeconomic conditions, or other issues.

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

Resource Additions to Address Projected Energy and Capacity Deficits: As noted previously, Idaho Power believes that existing and sustained growth in customers, load, and peak demand for electricity, along with transmission constraints, will create the need for Idaho Power to acquire significant generation and storage resources to meet energy and capacity needs over the next several years. While demand varies and is based on numerous factors, Idaho Power's 2021 IRP indicated Idaho Power could have a resource capacity deficit for peak needs of 101 MW in 2023, an additional 85 MW deficit in 2024, and an additional 125 MW deficit in 2025. To help meet peak needs in 2023, Idaho Power has entered into contracts to purchase, own, and operate 120 MW of battery storage assets, and also entered into a 20-year power purchase agreement signed in February 2022 for the output of a planned third-party 40 MW solar facility. In March 2022, Idaho Power filed an application with the IPUC requesting approval of a revised special contract for electric service between Idaho Power and its existing industrial customer Micron under which Micron would purchase from Idaho Power the energy generated by the solar facility. To help address the capacity deficits projected for 2024 and 2025, Idaho Power has been pursuing multiple options and issued a request for proposal for resources in December 2021. Depending on factors such as RFP results, the timing of project in-service dates, updated load and resource balances and customer growth, and the outcome of regulatory proceedings, Idaho Power expects it could invest over $400 million in capital expenditures from 2022 through 2025 for resource additions to help meet the projected capacity deficits noted above.

In 2022, Idaho Power began preparing its 2023 IRP. As of the date of this report, the preliminary load forecast assumptions Idaho Power expects to use in the 2023 IRP include significant large commercial and industrial additions in the 5-year forecasted annual growth rates, including load from new facilities recently announced by Meta Platforms, Inc. and Micron. These additions increase the 5-year forecasted annual growth rates compared with the rates used in the 2021 IRP. See “Executive Overview” of this MD&A for a table with the preliminary load forecast assumptions related to the 2023 IRP. To serve these expected increases in load and peak demand, Idaho Power believes it will likely need to increase its investment in power supply, transmission, and distribution infrastructure beyond the level of investment previously planned for in connection with the 2021 IRP and in the table above. Idaho Power is in the process of updating its infrastructure plans and associated capital expenditure forecast in light of the increase in the preliminary estimated load growth rate.

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

Idaho Power has spent approximately $148 million, including Idaho Power's AFUDC, on the Boardman-to-Hemingway project through September 30, 2022. Pursuant to the terms of the joint funding arrangements, Idaho Power has received $92 million in reimbursement as of September 30, 2022, from project co-participants for their share of costs. As of the date of this report, no material co-participant reimbursements are outstanding. Joint permitting participants are obligated to reimburse Idaho Power for their share of any future project permitting expenditures or agreed upon early construction expenditures incurred by Idaho Power under the terms of the joint funding agreement.

The permitting phase of the Boardman-to-Hemingway project is subject to federal review and approval by the U.S. Bureau of Land Management (BLM), the U.S. Forest Service, the Department of the Navy, and certain other federal agencies. The BLM issued its record of decision for the project in November 2017, approving a right-of-way grant for the project to cross approximately 86 miles of BLM-administered land. The U.S. Forest Service issued its record of decision in November 2018 authorizing the project to cross approximately seven miles of National Forest lands. In September 2019, the Department of the Navy issued its record of decision authorizing the project to cross approximately seven miles of Department of the Navy lands. Lawsuits challenging the federal rights-of-way have been resolved.

In the separate state of Oregon permitting process, the state's Energy Facility Siting Council (EFSC) approved Idaho Power's site certificate on September 27, 2022. The Oregon Department of Energy subsequently issued the final order and site certificate.

Total cost estimates for the project are trending toward the upper end of Idaho Power's estimated cost range of $1.0 billion and $1.2 billion, including Idaho Power's AFUDC. The capital requirements table above includes approximately $380 million of Idaho Power's share of estimated costs (excluding AFUDC) related to the remaining permitting phase, design, material procurement, and construction phases of the project. The preliminary estimates of construction costs could change as the construction timeline nears and as the project participants obtain more detailed information on construction and material costs.

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

Gateway West Transmission Line: Idaho Power and PacifiCorp are pursuing the joint development of the Gateway West project, a high-voltage transmission lines project between a substation located near Douglas, Wyoming, and the Hemingway substation located near Boise, Idaho. In January 2012, Idaho Power and PacifiCorp entered a joint funding agreement for permitting of the project. Idaho Power has expended approximately $51 million, including Idaho Power's AFUDC, for its share of the permitting phase of the project through September 30, 2022. As of the date of this report, Idaho Power estimates the total cost for its share of the project (including both permitting and construction) to be between $250 million and $450 million, including AFUDC. Idaho Power's estimated share of ongoing expenditures for the permitting phase of the project (excluding AFUDC) is included in the capital requirements table above. Idaho Power's share of potential early construction costs are excluded from the capital requirements table above because the timing of construction of Idaho Power's portion of the project is uncertain.

The permitting phase of the Gateway West project was subject to review and approval of the BLM. The BLM has published its records of decision for all segments of the transmission line. PacifiCorp has constructed some of their portions of the Gateway West project in Wyoming. Idaho Power and PacifiCorp continue to coordinate the timing of next steps to best meet customer and system needs.

Defined Benefit Pension Plan Contributions

Idaho Power has no minimum contribution requirement to its defined benefit pension plan in 2022. However, during the nine months ended September 30, 2022, Idaho Power made $40 million of discretionary contributions to its defined benefit pension plan in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions and to mitigate the cost of being in an underfunded position. The primary impact of pension contributions is on the timing of cash flows, as the timing of cost recovery lags behind contributions.

Contractual Obligations

IDACORP’s and Idaho Power’s contractual cash obligations as of September 30, 2022, include long-term debt, interest payments, purchase obligations, pension and post-retirement benefit plans, and other long-term liabilities specific to IDACORP, most of which are discussed throughout this MD&A. Refer to Note 8 – “Commitments” to the condensed consolidated financial statements included in this report for additional information relating to contractual obligations of the companies.

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

With Idaho Power’s anticipated significant infrastructure investments, including those that are intended to help meet projected near-term capacity deficits, Idaho Power believes it is likely that it will file a general rate case in Idaho in the next twelve months. Several factors impact Idaho Power’s timing and need to file general rate cases, including the expected increase in depreciation expense from rate-base eligible assets as they are placed into service, the significant amounts of capital expenditures Idaho Power has made since its last general rate case filed in 2011, the expected financing costs for capital expenditures in a higher interest-rate environment, and inflationary pressures on other O&M expenses described above.

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

Power Cost Adjustment Mechanism – Idaho	New PCA rate became effective June 1, 2022	$94.9 million increase for the period from June 1, 2022, to May 31, 2023	The income statement impact of revenue changes associated with the Idaho PCA mechanism is largely offset by associated increases and decreases in actual power supply costs and amortization of deferred power supply costs. The rate increase reflects a forecasted reduction in low-cost hydropower generation as well as higher costs associated with market energy prices and natural gas prices. The filing also reflects $0.6 million of 2021 earnings to be shared with customers under the May 2018 Idaho Tax Reform Settlement Stipulation described below.
Fixed Cost Adjustment Mechanism – Idaho	New FCA rate became effective June 1, 2022	$3.1 million decrease for the period from June 1, 2022, to May 31, 2023	The FCA is designed to remove a portion of Idaho Power’s financial disincentive to invest in energy efficiency programs by partially separating (or decoupling) the recovery of fixed costs from the volumetric kilowatt-hour charge and instead linking it to a set amount per customer.
(1) The annual amount collected in rates is typically not recovered on a straight-line basis (i.e., 1/12th per month), and is instead recovered in proportion to retail sales volumes.

Idaho Earnings Support and Sharing from Idaho Settlement Stipulation

A May 2018 Idaho settlement stipulation related to tax reform (May 2018 Idaho Tax Reform Settlement Stipulation) is described in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2021 Annual Report. IDACORP and Idaho Power believe that the terms allowing additional amortization of ADITC in the settlement stipulations provide the companies with a greater degree of earnings stability than would be possible without the terms of the stipulations in effect. Based on its estimate of full-year 2022 Idaho ROE, in the third quarter of 2022, Idaho Power recorded no additional ADITC amortization or provision against current revenues for sharing of earnings with customers under the May 2018 Idaho Tax Reform Settlement Stipulation. Accordingly, at September 30, 2022, the full $45 million of additional ADITC remains available for future use. Idaho Power also recorded no additional ADITC amortization or provision against revenues for sharing of earnings with customers during the third quarter of 2021, based on its then-current estimate of full-year 2021 Idaho ROE.

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

The following table summarizes the change in deferred (accrued) net power supply costs during the nine months ended September 30, 2022 (in millions).

	Idaho	Oregon	Total
Deferred (accrued) net power supply costs at December 31, 2021	$33.8	$(0.3)	$33.5
Current period net power supply costs deferred	40.2	—	40.2
Revenue sharing	(0.5)	—	(0.5)
Prior amounts (collected) refunded through rates	(8.8)	0.1	(8.7)
SO2 allowance and renewable energy certificate sales	(6.2)	(0.2)	(6.4)
Interest and other	2.2	(0.1)	2.1
Deferred (accrued) net power supply costs at September 30, 2022	$60.7	$(0.5)	$60.2

Open Access Transmission Tariff Rate

Idaho Power uses a formula rate for transmission service provided under its OATT, which allows transmission rates to be updated annually based primarily on financial and operational data Idaho Power files with the FERC. In August 2022, Idaho Power filed its 2022 final transmission rate with the FERC, reflecting a transmission rate of $31.42 per "kW-year," to be effective for the period from October 1, 2022, to September 30, 2023. A "kW-year" is a unit of electrical capacity equivalent to 1 kilowatt of power used for 8,760 hours. Idaho Power's final rate was based on a net annual transmission revenue requirement of $132.7 million. The OATT rate in effect from October 1, 2021, to September 30, 2022, was $31.19 per kW-year based on a net annual transmission revenue requirement of $127.3 million. The increase in the OATT rate is largely attributable to increased transmission plant in service.

Oregon Resource Procurement Filings

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

In September 2022, in accordance with the OPUC's competitive bidding rules, Idaho Power filed an application requesting the OPUC open a docket for approval of a solicitation process and appoint an independent evaluator to oversee the process, for Idaho Power to procure variable energy resources to meet identified potential resource needs in 2026. As of the date of this report, the OPUC's appointment of an independent evaluator is pending.

Filings for Certificates of Public Convenience and Necessity

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

In September 2022, Idaho Power filed a petition with the OPUC requesting that the OPUC issue a CPCN authorizing Idaho Power to construct the 300-mile Boardman-to-Hemingway high-voltage transmission line. Oregon law requires utilities proposing to construct transmission lines to petition the OPUC for a CPCN if a transmission line will necessitate condemnation of land or an interest in land. As of the date of this report, the OPUC's decision in this matter is pending.

Customer-Owned Generation Filing

Customer-owned generation allows customers to install solar panels or other on-site energy-generating resources and connect them to Idaho Power’s grid. If a customer requires more energy than its system generates, it uses energy supplied by Idaho Power’s grid and infrastructure. If a customer's system generates more energy than the customer uses, the energy is transferred to the grid and Idaho Power applies a corresponding kilowatt-hour credit to the customer’s bill. In May 2018, the IPUC issued an order authorizing the creation of two new customer classes for residential and small commercial customers who install their own on-site generation, with no change to pricing or compensation. Since October 2018, Idaho Power has initiated several cases with the IPUC related to studying the costs and benefits of customer-owned generation on Idaho Power’s system, and exploring whether, and to what extent, there should be modifications to the customer-owned generation pricing structure for residential and small commercial customers, and large commercial, industrial, and irrigation customers (CI&I). The IPUC issued orders in December 2019 and February 2020 directing Idaho Power to (1) complete additional studies related to the costs and benefits of customer generation before changes to the compensation structure are implemented, and (2) continue to allow residential and small commercial customers with on-site generation installed prior to December 20, 2019, to be subject to the compensation and billing structure in place on that date until December 20, 2045. In December 2020, the IPUC issued an order establishing a 25-year grandfathering term for CI&I customers, similar to the terms approved for the residential and small commercial customer classes.

In June 2021, Idaho Power filed an application requesting that the IPUC initiate the multi-phase process for a comprehensive study of the costs and benefits of on-site generation as directed by previous IPUC orders. In December 2021, the IPUC issued an order requiring Idaho Power to complete, as soon as feasible in 2022, the comprehensive study on the costs and benefits of on-site generation based on the IPUC’s study framework findings and conclusions. In June 2022, Idaho Power filed the comprehensive study with a proposed schedule that would allow the IPUC to issue a determination regarding the future structure of the service offering by the end of 2022, with implementation no earlier than June 2023. As of the date of this report, the IPUC's decision in this matter is pending.

Jim Bridger Power Plant Rate Base Adjustment and Recovery

In June 2022, the IPUC issued an order approving, with modifications, Idaho Power’s amended application requesting authorization to (a) accelerate depreciation for the Jim Bridger plant, to allow the coal-related plant assets to be fully depreciated and recovered by December 31, 2030, (b) establish a balancing account to track the incremental costs, benefits, and required regulatory accounting associated with ceasing participation in coal-fired operations at the Jim Bridger plant, and (c) increase customer rates related to the associated incremental annual levelized revenue requirement (Bridger Order).The Bridger Order and associated accounting are described in Note 3 – “Regulatory Matters” to the condensed consolidated financial statements included in this report. As a result of the Bridger Order, Idaho Power recorded the deferral of certain depreciation expense in the second quarter of 2022. Idaho Power plans to cease participation in all coal-related operations at the Jim Bridger plant by 2028. Idaho Power expects the Bridger Order to increase operating revenues, net depreciation expense, and income tax expense in future periods, and estimates the impacts of the order will increase after-tax net income by approximately $10 million in 2023. Idaho Power expects the ongoing annual benefit to net income from the Bridger Order to decline each year through 2030, primarily due to the annual decline in Jim Bridger plant coal-related rate base, which Idaho Power expects to be fully depreciated by December 31, 2030.

Wildfire Mitigation Cost Deferral

In June 2021, the IPUC authorized Idaho Power to defer for future amortization incremental O&M and depreciation expense of certain capital investments necessary to implement the company's WMP. The IPUC also authorized Idaho Power to record these deferred expenses as a regulatory asset until the company can request amortization of the deferred costs in a future IPUC proceeding, at which time the IPUC will have the opportunity to review actual costs and determine the amount of prudently incurred costs that Idaho Power can recover through retail rates. Idaho Power projects spending approximately $47 million in incremental wildfire mitigation-related O&M and roughly $35 million in wildfire mitigation system-hardening incremental capital expenditures over the next five years. The IPUC authorized a deferral period of five years, or until rates go into effect after Idaho Power's next general rate case, whichever is first. As of September 30, 2022, Idaho Power’s deferral of Idaho-jurisdiction costs related to the WMP was $20.6 million.

During the 2021 wildfire season, Idaho Power identified needs for expanded mitigation measures by gaining additional insights and knowledge on wildfires and wildfire mitigation activities. In October 2022, Idaho Power filed an updated WMP with the IPUC along with an application requesting authorization to defer an estimated $16 million of newly identified incremental costs expected to be incurred between 2022 and 2025 associated with expanded wildfire mitigation efforts. As of the date of this report, the application with the IPUC is pending.

Industrial Customer Dedicated Renewable Resource

In March 2022, Idaho Power filed an application with the IPUC requesting approval of a revised special contract for electric service between Idaho Power and an existing industrial customer, Micron. The application included an arrangement under which Micron would be the purchaser from Idaho Power of the energy generated by a to-be-constructed 40 MW solar facility pursuant to a 20-year power purchase agreement between Idaho Power and a third party. The solar facility is scheduled to begin operating as early as June 2023. Idaho Power also requested in the application revised electric service rates for Micron that include new energy rates that incorporate the solar generation and compensation for capacity value and excess renewable energy generation. The application is modeled after a separate case pending before the IPUC requesting that Idaho Power be permitted to expand customer clean energy offerings through a new Clean Energy Your Way program, which would provide certain large customers the opportunity to purchase the output of renewable energy facilities, as described in the 2021 Annual Report in Part II, Item 7 - "Regulatory Matters." In early August, the IPUC issued an order approving Idaho Power’s application, with modifications. Idaho Power filed a petition for clarification and reconsideration which the IPUC granted in September 2022. Pending a final order on reconsideration, the IPUC stayed its directive to Idaho Power to file an updated energy services agreement and rate schedule for Micron. As of the date of this report, a decision on reconsideration is pending.

Large Customer Rate Proceedings - Speculative High-Density Load

In June 2022, the IPUC approved Idaho Power's application to create a new customer class that would be applicable to commercial and industrial cryptocurrency mining operations, or any other speculative high-density load customers of less than 20 MW. Idaho Power has received approximately 2,000 MW of potential customer interest from this industry and believes new system resources may be necessary to serve this speculative customer load, which could create a financial risk for Idaho Power and its customers if the underlying economics of cryptocurrency mining change. Idaho Power believes that the financial and system risks of speculative high-density load could be mitigated through rate design for this customer class, which prices energy at a marginal rate, and through a requirement that speculative high-density load customers be interruptible at Idaho Power's discretion from June 15 through September 15, Idaho Power's summer peak season. In October 2022, after a third party requested reconsideration of the matter, the IPUC affirmed its June 2022 order establishing the new customer class and ordered Idaho Power to file an application by December 31, 2022, to determine the amount of compensation that is fair, just, and reasonable under the interruptability provision of the new speculative high-density load customer class.

Renewable and Other Energy Contracts

Idaho Power has contracts for the purchase of electricity produced by third-party owned generation facilities, most of which produce energy with the use of renewable generation sources such as wind, solar, biomass, small hydropower, and geothermal. The majority of these contracts are entered into as mandatory purchases under PURPA. As of September 30, 2022, Idaho Power had contracts to purchase energy from 129 online PURPA projects. An additional three contracts are with online non-PURPA projects, including the Elkhorn Valley wind project with a 101-MW nameplate capacity.

The following table sets forth, as of the date of this report, the resource type and nameplate capacity of Idaho Power's signed agreements for power purchases from PURPA and non-PURPA generating facilities. These agreements have original contract terms ranging from one to 35 years.

Resource Type	On-line (MW)	Under Contract but not yet On-line (MW)	Total Projects under Contract (MW)
PURPA:
Wind	627	—	627
Solar	316	74	390
Hydropower	150	1	151
Other	44	—	44
Total	1,137	75	1,212
Non-PURPA:
Wind	101	—	101
Geothermal	35	—	35
Solar	—	360	360
Total	136	360	496

The projects not yet on-line include one PURPA-qualifying facility hydropower project that is scheduled to be on-line in 2022, two PURPA-qualifying facility solar projects scheduled to be on-line in 2023, and one PURPA-qualifying facility solar project scheduled to be on-line in 2024. Three non-PURPA solar projects are scheduled to be online in 2022, 2023, and 2025.

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

In April 2019, the states of Idaho and Oregon, along with Idaho Power, reached a settlement pertaining to the CWA Section 401 certification that requires Idaho Power, among other measures, to increase the number of Chinook salmon it releases each year through expanded hatchery production. Additionally, Idaho Power is required to fund a total of $12 million of research and water quality improvements in the HCC over a 20-year period following the issuance of the license. Idaho Power estimates that the combined cost of the mandated water quality improvements and expanded hatchery production is $20 million in aggregate over the first 20 years of the new license term. In May 2019, Oregon and Idaho issued final CWA Section 401 certifications. These certifications have been submitted to the FERC as part of the relicensing process. The CWA Section 401 certifications were challenged by three third parties in Oregon state court, and the Oregon Department of Environmental Quality subsequently resolved all challenges. No parties challenged the Idaho CWA 401 certification. In December 2019, Idaho Power filed an Offer of Settlement with the FERC requesting specific language be included in the new HCC license based upon the settlement among Idaho, Oregon, and Idaho Power. During the first quarter of 2020, the FERC received several comments opposing the Offer of Settlement, and its decision relating to the Offer of Settlement is pending as of the date of this report.

In July 2020, Idaho Power submitted to the FERC its supplement to the final license application that incorporated the settlement agreement reached between Idaho and Oregon on the CWA Section 401 certifications and provided feedback on proposed modification of the 2007 final environmental impact statement for the HCC. The July 2020 filing also contained an updated cost analysis of the HCC and a request for the FERC to issue a 50-year license and initiate a supplemental National Environmental Policy Act (NEPA) process at the FERC. Idaho Power prepared draft biological assessments in consultation with the U.S. Fish and Wildlife Service (USFWS) and the National Marine Fisheries Service (NMFS) and filed those with the FERC in October 2020. The draft biological assessments provide information to the USFWS and the NMFS that is necessary to issue their biological opinion as required under the Endangered Species Act (ESA). Since December 2020, FERC staff has issued sixteen additional information requests from Idaho Power to aid in their analysis. Idaho Power has filed responses to all of these requests. In June 2022, the FERC issued a notice of intent to prepare a draft and final supplemental environmental impact statement (EIS) in accordance with NEPA. The FERC indicated that the supplemental EIS will address the new and revised measures proposed by the 401 certification settlement, the conditions contained in the Oregon and Idaho water quality certificates, and the information provided in the draft biological assessments. The FERC also reinstated informal consultation with the USFWS and NMFS under section 7 of the ESA. As of the date of this report, Idaho Power believes issuance of a new HCC license by the FERC will be in 2024 or thereafter.

As of the date of this report, Idaho Power is unable to predict the exact timing that the FERC will issue a new license order or the ultimate capital investment and ongoing operating and maintenance costs Idaho Power will incur in complying with any new license. Idaho Power estimates that the annual costs it will incur to obtain a new long-term license for the HCC, including AFUDC, are likely to range from $30 million to $40 million. Subsequent to the issuance of a new license, Idaho Power expects to incur increased annual operating and maintenance costs to comply with the requirements of any new license and would seek to recover those increased costs through regulatory proceedings.

Costs for the relicensing of Idaho Power's hydropower projects are recorded in construction work in progress until new multi-year licenses are issued by the FERC, at which time the charges are transferred to electric plant in service. Idaho Power expects to seek recovery of relicensing costs and costs related to a new long-term license through the regulatory process. Relicensing costs of $414 million (including AFUDC) for the HCC were included in construction work in progress at September 30, 2022. As of the date of this report, the IPUC authorizes Idaho Power to include in its Idaho jurisdiction rates $8.8 million of AFUDC annually relating to the HCC relicensing project. Collecting these amounts currently will reduce future collections when HCC relicensing costs are approved for recovery in base rates. As of September 30, 2022, Idaho Power's regulatory liability for collection of AFUDC relating to the HCC was approximately $203 million.

American Falls Relicensing: In April 2020, the FERC formally initiated the relicensing of the American Falls hydropower facility, which is Idaho Power's largest hydropower facility outside of the HCC, with a generating capacity of 92.3 MW. Idaho Power owns the generation facility but not the structural dam itself, which is owned by the U.S. Bureau of Reclamation. The FERC recognized Idaho Power’s pre-application document, including a proposed process plan and schedule, and recognized Idaho Power’s intent to file an application for a license. In August 2022, Idaho Power filed a draft license application with the FERC and, following a public comment period, Idaho Power plans to file a final license application with the FERC in February 2023. The relicensing has begun the process of informal ESA Section 7 consultation with the USFWS and Section 106 of the National Historic Preservation Act consultation with the Idaho State Historic Preservation Office. American Falls' current license expires in 2025, and as of the date of this report, Idaho Power expects the FERC to issue a new license for this facility concurrent with or prior to the existing license's expiration.

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

Endangered Species Act Matters

Changes to the Endangered Species Act: The listing of a species, or changes to the critical habitat designations, of fish, wildlife, or plants as threatened or endangered under the ESA, may have an adverse impact on Idaho Power's ability to construct power supply, transmission, or distribution facilities or relicense or operate its hydropower facilities. In August 2019, under the previous Presidential Administration, the USFWS and the NMFS issued a set of regulatory changes to some of the standards under which listing, delisting, and reclassifications and critical habitat designations are made (2019 ESA Rules). In October 2021, in response to January 2021 Executive Orders directing federal agencies to review certain environmental regulations, the USFWS and the NMFS proposed new rules to remove certain exclusions for designating critical habitat and to rescind the prior administration's regulatory definition of habitat. In July 2022, the U.S. District Court for the Northern District of California issued an order remanding and vacating the 2019 ESA Rules, which order applies nationwide. While the USFWS and the NMFS continue to work toward finalizing the new rules, Idaho Power plans to continue to operate under the ESA rules in effect prior to the 2019 ESA Rules.

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

Changes to NEPA: In July 2020, the previous Presidential Administration's Council on Environmental Quality (CEQ) announced its final rule to narrow federal agencies' NEPA obligations (2020 NEPA Rule), which had the potential to expedite and reduce the cost of Idaho Power's permitting and right-of-way processes. NEPA applies to Idaho Power’s transmission and distribution lines that are located on federal land, as well as other company activities involving federal actions. Under Executive Order 13990 issued in January 2021, the current Presidential Administration’s CEQ was tasked with reviewing the 2020 NEPA Rule. In October 2021, the CEQ published a notice of proposed rulemaking to reverse the narrower 2020 NEPA Rule, with minor modifications (2021 NEPA Rule). In April 2022, the CEQ published a final rule consistent with the proposed 2021 NEPA Rule, that restores the requirement that federal agencies consider all indirect and cumulative environmental impacts of infrastructure projects in their decision-making, among other things, which could delay and increase the cost of Idaho Power’s infrastructure projects. Also in April 2022, the current Presidential Administration announced that the CEQ will propose a second phase of changes to NEPA that are aimed at further climate change related reform, which could have similar cost and project delays.

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

In December 2021, Wyoming Governor Gordon issued a temporary emergency suspension of Wyoming’s existing state implementation plan (SIP) that allowed Jim Bridger unit 2 to continue to operate through the end of April 2022. In January 2022, the U.S. Environmental Protection Agency (EPA) issued a proposed rule that, if adopted, would disapprove the 2019 proposed SIP revision, and the proposed rule was published in the Federal Register on January 18, 2022. Comments on the proposed disapproval were due by February 17, 2022, and as of the date of this report, the proposed EPA rule is pending. In February 2022, the State of Wyoming filed a complaint against PacifiCorp as well as a negotiated consent decree with PacifiCorp in Wyoming state court for the threat of non-compliant operation of Jim Bridger units 1 and 2 (February Consent Decree). The consent decree required that PacifiCorp (1) submit a revised permit application and request a SIP revision that reflects a natural gas conversion of both units; and (2) propose an RFP for carbon capture technology at units 3 and 4.

In June 2022, the EPA issued an administrative compliance order on consent pursuant to which PacifiCorp agreed to comply with the contents and timeline of a SIP revision that includes emission and control requirements for units 1 and 2. The EPA agreed to allow the Jim Bridger plant to continue generation under certain operational limits that Idaho Power believes will allow it to reliably serve its customers while the SIP revision process moves forward. In August 2022, the WDEQ published a Draft Regional Haze First Planning Period Reassessment for the Jim Bridger plant which includes the terms of the February Consent Decree. Idaho Power submitted comments to the SIP revision for the WDEQ to take under advisement for purposes of submitting a final SIP revision to the EPA for approval.

In March 2022, Idaho Power submitted comments to the WDEQ in support of the WDEQ's Regional Haze Second Planning Period analysis that no additional requirements are necessary at the Jim Bridger plant to meet air quality standards. Idaho Power's comments provided a recommendation that the WDEQ include the terms of the February Consent Decree in the SIP for the EPA's approval.

In April 2022, the EPA issued a proposed rule under the CAA called the Federal Implementation Plan Addressing Regional Ozone Transport for the 2015 National Ambient Air Quality Standards (Good Neighbor Rule) to establish NOx emissions budgets requiring fossil fuel-fired power plants to participate in an allowance-based ozone season trading program beginning in 2023. Idaho Power submitted comments on the Good Neighbor Rule in June 2022. Idaho Power believes that if the proposed Good Neighbor Rule were implemented, under certain conditions the company could have reduced ability to use the full available output at the Valmy and Jim Bridger plants in order to comply with the Good Neighbor Rule limitations. As of the date of this report, Idaho Power is evaluating the specific impacts to both plants and, for the Jim Bridger plant, how the Good Neighbor Rule will interact with the SIP and February Consent Decree between Wyoming and PacifiCorp.

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

In October 2022, the U.S. Supreme Court heard oral arguments on a challenge to the EPA’s assertion of jurisdiction over certain wetlands because the wetlands are WOTUS under a standard described in a prior U.S. Supreme Court decision. While it remains unclear what the court will review, it could clarify the definition of WOTUS, or focus on the narrower question of when wetlands constitute WOTUS. The EPA has not indicated whether it plans to alter the rulemaking timeline in light of the pending U.S. Supreme Court proceedings, but EPA officials indicated that they intend to continue moving forward with the regulatory process. If the court opines on relevant statutory language before the EPA finalizes a new definition of WOTUS, the EPA may need to consider the court’s interpretation in their regulations. Idaho Power expects a U.S. Supreme Court decision in early 2023.

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

In July 2020, the EPA published a rule amending regulations intended to implement the CWA Section 401 water quality certification process (July 2020 Rule). The rule clarifies that a state must issue its water quality certification within a reasonable time period, up to one year from the certification request, and limits the scope of the certification to jurisdictional water quality matters. Further, the new regulations make clear that federal agencies, not the state departments of environmental quality, will enforce the certification conditions. The July 2020 Rule became effective in September 2020 (2020 CWA Section 401 Order). In October 2021, the Ninth Circuit Court of Appeals issued an order remanding and vacating the 2020 CWA Section 401 Order, which order applies nationwide, and requires a temporary return to the EPA's previous Section 401 of the CWA in effect since 1979. In April 2022, the U.S. Supreme Court stayed the vacatur imposed by the Ninth Circuit Court of Appeals, and the EPA filed a notice of intent to repeal the July 2020 Rule. While the EPA finalizes a new certification rule, Idaho Power plans to continue to operate under the current CWA Section 401 regulations as described above.

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

On June 16, 2022, Idaho Power and the IDEQ entered into a consent judgment in the district courts for the third, fourth, fifth, and sixth judicial districts of the State of Idaho to resolve a National Pollutant Discharge Elimination System permitting issue related to 15 of Idaho Power’s hydropower projects that requires Idaho Power to pay a $1.1 million fine, implement interim measures for compliance, and ultimately submit applications for new permits at each of the dams subject to the consent judgment. Due to a misinterpretation, the EPA cancelled water discharge permits in the mid-1990’s, and Idaho Power recently determined that those permits are applicable for operation of the dams. However, Idaho Power believes that the dams would have been in compliance with the earlier permits had they remained in place.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IDACORP is exposed to market risks, including changes in interest rates, changes in commodity prices, credit risk, and equity price risk. The following discussion summarizes material changes in these risks since December 31, 2021, and the financial instruments, derivative instruments, and derivative commodity instruments sensitive to changes in interest rates, commodity prices, and equity prices that were held at September 30, 2022. IDACORP has not entered into any of these market-risk-sensitive instruments for trading purposes.

Interest Rate Risk

IDACORP manages interest expense and short- and long-term liquidity through a combination of fixed rate and variable rate debt. Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly-rated financial institutions may be used to achieve the desired combination.

Variable Rate Debt: As of September 30, 2022, IDACORP had $94.4 million in net floating rate debt, which approximated fair value. Assuming no change in financial structure, if variable interest rates were to average one percentage point higher than the average rate on September 30, 2022, annual interest expense would increase and pre-tax earnings would decrease by approximately $0.9 million for IDACORP.

Fixed Rate Debt: As of September 30, 2022, IDACORP had $2.0 billion in fixed rate debt, with a fair market value of approximately $1.7 billion. These instruments are fixed rate and, therefore, do not expose the companies to a loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $125 million if market interest rates were to decline by one percentage point from their September 30, 2022, levels.

Commodity Price Risk

IDACORP's exposure to changes in commodity prices is related to Idaho Power's ongoing utility operations that produce electricity to meet the demand of its retail electric customers. These changes in commodity prices are mitigated in large part by Idaho Power's Idaho and Oregon power cost adjustment mechanisms. To supplement its generation resources and balance its supply of power with the demand of its retail customers, Idaho Power participates in the wholesale marketplace. IDACORP's commodity price risk as of September 30, 2022, had not changed materially from that reported in Item 7A of IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2021 (2021 Annual Report). Information regarding Idaho Power’s use of derivative instruments to manage commodity price risk can be found in Note 12 - "Derivative Financial Instruments" to the condensed consolidated financial statements included in this report.

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

The use of performance assurance collateral in the form of cash, letters of credit, or guarantees is common industry practice. Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties. As of September 30, 2022, Idaho Power posted no performance assurance collateral related to these contracts. Should Idaho Power experience a reduction in its credit rating on Idaho Power's unsecured debt to below investment grade Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral. Counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions. Based upon Idaho Power's energy and fuel portfolio and market conditions as of September 30, 2022, the amount of collateral that could be requested upon a downgrade to below investment grade was approximately $47.7 million. To minimize capital requirements, Idaho Power actively monitors the portfolio exposure and the potential exposure to additional requests for performance assurance collateral calls through sensitivity analysis.

IDACORP's credit risk related to uncollectible accounts, net of amounts reserved, as of September 30, 2022, had not changed materially from that reported in Item 7A of the 2021 Annual Report, except as disclosed in Note 4 - "Revenues" to the condensed consolidated financial statements included in this report. Additional information regarding Idaho Power’s management of credit risk and credit contingent features can be found in Note 12 - "Derivative Financial Instruments" to the condensed consolidated financial statements included in this report.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

IDACORP: The Chief Executive Officer and the Chief Financial Officer of IDACORP, based on their evaluation of IDACORP’s disclosure controls and procedures (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (Exchange Act)) as of September 30, 2022, have concluded that IDACORP’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective as of that date.

Idaho Power: The Chief Executive Officer and the Chief Financial Officer of Idaho Power, based on their evaluation of Idaho Power’s disclosure controls and procedures (pursuant to Rule 13a-15(b) of the Exchange Act) as of September 30, 2022, have concluded that Idaho Power’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective as of that date.

Changes in Internal Control over Financial Reporting

There have been no changes in IDACORP's or Idaho Power's internal control over financial reporting during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, IDACORP's or Idaho Power's internal control over financial reporting.

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

Issuer Purchases of Equity Securities

IDACORP did not repurchase any shares of its common stock during the quarter ended September 30, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 of this report, which is incorporated herein by reference.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed or furnished, as applicable, with the Quarterly Report on Form 10-Q for the quarter ended September 30, 2022:

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith

4.1	Idaho Power Company Fifty-first Supplemental Indenture, dated effective as of October 14, 2022, to Mortgage and Deed of Trust, dated as of October 1, 1937					X
15.1	Letter Re: Unaudited Interim Financial Information					X
15.2	Letter Re: Unaudited Interim Financial Information					X
31.1	Certification of IDACORP, Inc. Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of IDACORP, Inc. Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.3	Certification of Idaho Power Company Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.4	Certification of Idaho Power Company Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of IDACORP, Inc. Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of IDACORP, Inc. Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.3	Certification of Idaho Power Company Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.4	Certification of Idaho Power Company Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
95.1	Mine Safety Disclosures					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

IDACORP, INC.
(Registrant)

Date:	November 3, 2022	By:	/s/ Lisa A. Grow
Lisa A. Grow
President and Chief Executive Officer

Date:	November 3, 2022	By:	/s/ Brian R. Buckham
Brian R. Buckham
Senior Vice President and Chief Financial Officer

IDAHO POWER COMPANY
(Registrant)

Date:	November 3, 2022	By:	/s/ Lisa A. Grow
Lisa A. Grow
President and Chief Executive Officer

Date:	November 3, 2022	By:	/s/ Brian R. Buckham
Brian R. Buckham
Senior Vice President and Chief Financial Officer