Form 10-K
period 2022-12-31
IDACORP INC; IDAHO POWER CO
filed 2023-02-16
CIK 1057877, 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

	For the fiscal year ended	December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________________________________

Exact name of registrants as specified in
Commission File Number	their charters, address of principal executive offices, zip code and telephone number			I.R.S. Employer Identification No.
1-14465	IDACORP, Inc.			82-0505802
1-3198	Idaho Power Company			82-0130980
1221 W. Idaho Street
	Boise,	ID	83702-5627
	(208)	388-2200

State of incorporation: Idaho

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, without par value	IDA	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:

Idaho Power Company:	Preferred Stock

Indicate by check mark whether the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.

IDACORP, Inc.	Yes	☒	No	☐	Idaho Power Company	Yes	☐	No	☒

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

IDACORP, Inc.	Yes	☐	No	☒	Idaho Power Company	Yes	☐	No	☒

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrants have submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).

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

IDACORP, Inc.:
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange
Act. ☐

Idaho Power Company:
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange
Act. ☐

Indicate by check mark whether the registrants have filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Sections 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

IDACORP, Inc.	Yes	☒	No	☐	Idaho Power Company	Yes	☒	No	☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

IDACORP, Inc.	☐	Idaho Power Company	☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

IDACORP, Inc.	☐	Idaho Power Company	☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act).

IDACORP, Inc.	Yes	☐	No	☒	Idaho Power Company	Yes	☐	No	☒

Aggregate market value of voting and non-voting common stock held by non-affiliates (June 30, 2022):

IDACORP, Inc.:	$5,319,700,024	Idaho Power Company:	None

Number of shares of common stock outstanding as of February 10, 2023:
IDACORP, Inc.:	50,570,167
Idaho Power Company:	39,150,812	, all held by IDACORP, Inc.

Documents Incorporated by Reference:

Part III, Items 10 - 14	Portions of IDACORP, Inc.’s definitive proxy statement to be filed pursuant to Regulation 14A for the 2023 annual meeting of shareholders.

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

		Page

Commonly Used Terms		5
Cautionary Note Regarding Forward-Looking Statements		6

Part I

Item 1	Business	8
	Information about our Executive Officers	22
Item 1A	Risk Factors	23
Item 1B	Unresolved Staff Comments	36
Item 2	Properties	36
Item 3	Legal Proceedings	37
Item 4	Mine Safety Disclosures	37

Part II

Item 5	Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	38
Item 6	Reserved
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	39
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	76
Item 8	Financial Statements	79
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	136
Item 9A	Controls and Procedures	136
Item 9B	Other Information	140
Item 9C	Disclosure Regarding Foreign Jurisdiction that Prevent Inspections	140

Part III

Item 10	Directors, Executive Officers and Corporate Governance*	140
Item 11	Executive Compensation*	140
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*	140
Item 13	Certain Relationships and Related Transactions, and Director Independence*	141
Item 14	Principal Accountant Fees and Services*	141

Part IV

Item 15	Exhibits and Financial Statement Schedules	142
Item 16	Form 10-K Summary	151

Signatures		152

* Except as indicated in Items 10, 12, and 14, IDACORP, Inc. information is incorporated by reference to IDACORP, Inc.'s definitive proxy statement for the 2023 annual meeting of shareholders.

COMMONLY USED TERMS

The following select abbreviations, terms, or acronyms are commonly used or found in multiple locations in this report:

2022 Annual Report	-	IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2022	MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations
ADITC	-	Accumulated Deferred Investment Tax Credits	MMBtu	-	Million British Thermal Units
AFUDC	-	Allowance for Funds Used During Construction	Moody's	-	Moody’s Investors Service
AOCI	-	Accumulated Other Comprehensive Income	MW	-	Megawatt
BCC	-	Bridger Coal Company, a joint venture of IERCo	MWh	-	Megawatt-hour
BLM	-	U.S. Bureau of Land Management	NAAQS	-	National Ambient Air Quality Standards
CAA	-	Clean Air Act	NAV	-	Net Asset Value
CO2	-	Carbon Dioxide	NEPA	-	National Environmental Policy Act
CWA	-	Clean Water Act	NMFS	-	National Marine Fisheries Service
EIS	-	Environmental Impact Statement	NOAA Fisheries	-	National Oceanic and Atmospheric Administration's National Marine Fisheries Service
EPA	-	U.S. Environmental Protection Agency	NOx	-	Nitrogen Oxide
ESA	-	Endangered Species Act	O&M	-	Operations and Maintenance
ESG	-	Environmental, Social, and Governance	OATT	-	Open Access Transmission Tariff
FCA	-	Idaho Fixed Cost Adjustment	OPUC	-	Public Utility Commission of Oregon
FERC	-	Federal Energy Regulatory Commission	PCA	-	Idaho-jurisdiction Power Cost Adjustment
FPA	-	Federal Power Act	PCAM	-	Oregon Power Cost Adjustment Mechanism
GAAP	-	Generally Accepted Accounting Principles	PURPA	-	Public Utility Regulatory Policies Act of 1978
GHG	-	Greenhouse Gas	REC	-	Renewable Energy Credit
HCC	-	Hells Canyon Complex	RPS	-	Renewable Portfolio Standard
IDACORP	-	IDACORP, Inc., an Idaho Corporation	SEC	-	U.S. Securities and Exchange Commission
Idaho Power	-	Idaho Power Company, an Idaho Corporation	SIP	-	State Implementation Plan
Idaho ROE	-	Idaho-jurisdiction return on year-end equity	SMSP	-	Security Plan for Senior Management Employees
Ida-West	-	Ida-West Energy Company, a subsidiary of IDACORP, Inc.	SOFR	-	Secured Overnight Financing Rate administered by the Federal Reserve Bank of New York
IERCo	-	Idaho Energy Resources Co., a subsidiary of Idaho Power Company	SO2	-	Sulfur Dioxide
IFS	-	IDACORP Financial Services, Inc., a subsidiary of IDACORP, Inc.	USACE	-	U.S. Army Corps of Engineers
IPUC	-	Idaho Public Utilities Commission	USFWS	-	U.S. Fish and Wildlife Service
IRP	-	Integrated Resource Plan	Western EIM	-	Energy imbalance market implemented in the western United States
Jim Bridger plant	-	Jim Bridger power plant	WDEQ	-	Wyoming Department of Environmental Quality
kWh	-	Kilowatt-hour	WMP	-	Wildfire Mitigation Plan
LTICP	-	IDACORP 2000 Long-Term Incentive and Compensation Plan	WOTUS	-	Waters of the United States
MATS	-	Mercury and Air Toxics Standards	WPSC	-	Wyoming Public Service Commission

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to the historical information contained in this report, this report contains (and oral communications made by IDACORP, Inc. (IDACORP) and Idaho Power Company (Idaho Power) may contain) statements that relate to future events and expectations, such as statements regarding projected or future financial performance, cash flows, capital expenditures, dividends, capital structure or ratios, load forecasts, strategic goals, challenges, objectives, and plans for future operations. Such statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, or future events or performance, often, but not always, through the use of words or phrases such as "anticipates," "believes," "could," "estimates," "expects," "intends," "potential," "plans," "predicts," "preliminary," "projects," "may," "may result," "may continue," or similar expressions, are not statements of historical facts and may be forward-looking. Forward-looking statements are not guarantees of future performance and involve estimates, assumptions, risks, and uncertainties that may differ materially from actual results, performance, or outcomes. In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in forward-looking statements include those factors set forth in Part I, Item 1A - "Risk Factors" and Part II, Item 7 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this report, subsequent reports filed by IDACORP and Idaho Power with the U.S. Securities and Exchange Commission (SEC), and the following important factors:
•decisions by the Idaho and Oregon public utilities commissions and the Federal Energy Regulatory Commission that impact Idaho Power's ability to recover costs and earn a return on investment;
•changes to or the elimination of Idaho Power's regulatory cost recovery mechanisms;
•impacts of economic conditions, including an inflationary or recessionary environment and increasing interest rates, on items such as operations and capital investments, supply costs and delivery delays, supply scarcity and shortages, population growth or decline in Idaho Power's service area, changes in customer demand for electricity, revenue from sales of excess power, credit quality of counterparties and suppliers and their ability to meet financial and operational commitments, and collection of receivables;
•changes in residential, commercial, and industrial growth and demographic patterns within Idaho Power's service area, and the associated impacts on loads and load growth;
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
•advancement of self-generation, energy storage, energy efficiency, alternative energy sources, and other technologies that may reduce Idaho Power's sale or delivery of electric power or introduce operational vulnerabilities to the power grid;
•expense and risks associated with capital expenditures for, and the permitting and construction of, utility infrastructure that Idaho Power may be unable to complete or that may not be deemed prudent by regulators for full cost recovery or a full return on investment;
•power demand exceeding supply, and the rapid addition of new industrial and commercial customer load and the volatility of such new load demand, resulting in increased costs for purchasing energy and capacity in the market, if available, or acquiring or constructing additional generation, transmission, and battery storage facilities;
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
•changes in tax laws or related regulations or interpretations of applicable laws by federal, state, or local taxing jurisdictions, and the availability of tax credits;
•adoption of, changes in, and costs of compliance with, laws, regulations, and policies relating to the environment, climate change, natural resources, and threatened and endangered species, and the ability to recover associated increased operational and compliance costs through rates;
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
•ability to enter into financial and physical commodity hedges with creditworthy counterparties to manage price and commodity risk for fuel, power, and transmission, and the failure of any such risk management and hedging strategies to work as intended, and the potential losses the companies may incur on those hedges, which can be affected by factors such as the volume of hedging transactions and degree of price volatility;
•changes in actuarial assumptions, changes in interest rates, increasing health care costs, and the actual and projected return on plan assets for pension and other post-retirement plans, which can affect future pension and other postretirement plan funding obligations, costs, and liabilities and the companies' cash flows;
•the remediation costs associated with planned exits from participation in Idaho Power’s co-owned coal plants;
•ability to continue to pay dividends and achieve target dividend payout ratios based on financial performance, capital requirements, and in light of credit rating considerations, contractual covenants and restrictions, and regulatory limitations; and
•adoption of or changes in accounting policies and principles, changes in accounting estimates, and new SEC or New York Stock Exchange requirements, or new interpretations of existing requirements.
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

Idaho Power was incorporated under the laws of the state of Idaho in 1989 as the successor to a Maine corporation that was organized in 1915 and began operations in 1916. Idaho Power is an electric utility engaged in the generation, transmission, distribution, sale, and purchase of electric energy and capacity and is regulated by the state regulatory commissions of Idaho and Oregon and by the FERC. Idaho Power is the parent of Idaho Energy Resources Co. (IERCo), a joint venturer in Bridger Coal Company (BCC), which mines and supplies coal to the Jim Bridger power plant (Jim Bridger plant) owned in part by Idaho Power. Idaho Power's utility operations constitute nearly all of IDACORP's current business operations.

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

Available Information

IDACORP and Idaho Power make available free of charge on their websites their Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934 as soon as reasonably practicable after the reports are electronically filed with or furnished to the U.S. Securities and Exchange Commission. IDACORP's website is www.idacorpinc.com and Idaho Power's website is www.idahopower.com. The contents of these websites are not part of IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2022 (2022 Annual Report).

UTILITY OPERATIONS

Background

Idaho Power provided electric utility service to approximately 618,000 retail customers in southern Idaho and eastern Oregon as of December 31, 2022. Approximately 518,000 of these customers are residential. Idaho Power’s principal commercial and industrial customers are involved in food processing, electronics and general manufacturing, agriculture, health care, government, and education. Idaho Power also provides irrigation customers with electric utility service to operate irrigation pumps during the agricultural growing season. Idaho Power holds franchises, typically in the form of right-of-way arrangements, in 72 cities in Idaho and 7 cities in Oregon and holds certificates from the respective public utility regulatory authorities to serve all or a portion of 25 counties in Idaho and 3 counties in Oregon. Idaho Power's service area is shaded in the illustration on the following page and covers approximately 24,000 square miles with an estimated population of 1.4 million.

WASHINGTON
MONTANA
Salmon
Baker
City
McCall
IDAHO
Ontario
Boise
Hailey
OREGON
Pocatello
Twin
Falls
NEVADA
UTAH

Idaho Power is under the jurisdiction (as to rates, service, accounting, and other general matters of utility operation) of the Idaho Public Utilities Commission (IPUC), the Public Utility Commission of Oregon (OPUC), and the FERC. The IPUC and OPUC determine the rates that Idaho Power is authorized to charge to its retail customers. Idaho Power is also under the regulatory jurisdiction of the IPUC, the OPUC, and the Wyoming Public Service Commission as to the issuance of debt and equity securities. As a public utility under the Federal Power Act (FPA), Idaho Power has authority to charge market-based rates for wholesale energy sales under its FERC tariff and to provide transmission services under its open access transmission tariff (OATT). Additionally, the FERC has jurisdiction over Idaho Power's sales of transmission capacity and wholesale electricity, hydropower project relicensing, and system reliability and security, among other items.

Regulatory Accounting

Idaho Power meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation, with the impacts of rate regulation reflected in its financial statements. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures, such as property, plant, and equipment; regulatory assets and liabilities; operating revenues; other operations and maintenance expense; depreciation expense; and income tax expense. These principles sometimes result in Idaho Power recording expenses and revenues in a different period than when an unregulated enterprise would record such expenses and revenues. In these instances, the amounts are deferred or accrued as regulatory assets or regulatory liabilities on the balance sheet and recorded on the income statement when recovered or returned in rates or when otherwise directed to begin amortization by a regulator. Additionally, regulators can impose regulatory liabilities upon a regulated company for amounts previously collected from customers that are expected to be refunded. Idaho Power records regulatory assets or liabilities if it expects the amounts will be reflected in future customer rates, based on regulatory orders or other available evidence.

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

Business Strategy

IDACORP is committed to its focus on competitive total returns and generating long-term value for shareholders. IDACORP’s business strategy emphasizes Idaho Power as its core business, as Idaho Power's regulated utility operations are the primary driver of IDACORP's operating results. IDACORP’s strategy is focused on four areas: growing financial strength, improving Idaho Power's core business, enhancing Idaho Power’s brand, and keeping employees safe and engaged. IDACORP's board of directors has reviewed and affirmed IDACORP’s long-term strategy. In executing on these four strategic cornerstones, IDACORP seeks to balance the interests of shareowners, Idaho Power customers, employees, and other stakeholders. Idaho Power is committed to working for strong, sustainable financial results by continuing to safely provide reliable, affordable, clean energy to its customers from diversified generation resources.

Rates and Revenues

Idaho Power generates revenue primarily through the sale of electricity to retail and wholesale customers and the provision of transmission service. The prices that the IPUC, the OPUC, and the FERC authorize Idaho Power to charge for electric power and services are critical factors in determining IDACORP's and Idaho Power's results of operations and financial condition. In addition to the discussion below, more information on Idaho Power's regulatory framework and rate regulation can be found in the “Regulatory Matters” section of Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) and Note 3 – “Regulatory Matters” to the consolidated financial statements included in this report.

Retail Rates: Idaho Power's rates for retail electric services are generally determined on a “cost of service” basis. Rates are designed to provide, after recovery of allowable operating expenses, including depreciation on capital investments, an opportunity for Idaho Power to earn a reasonable return on investment as authorized by regulators. Idaho Power regularly evaluates the need to request changes in its retail electricity price structure through the use of general rate cases, power cost adjustment mechanisms in Idaho and Oregon, a fixed cost adjustment (FCA) mechanism in Idaho, balancing accounts and tariff riders, and subject-specific filings to recover its costs of providing service and to earn a return on investment. Retail prices are generally determined through formal ratemaking proceedings that are conducted under established procedures and schedules before the issuance of a final order. Participants in these proceedings include Idaho Power, the staffs of the IPUC or OPUC, and other interested parties. The IPUC and OPUC are charged with ensuring that the prices and terms of service are fair, non-discriminatory, and provide Idaho Power an opportunity to recover its prudently incurred or allowable costs and expenditures and earn a reasonable return on investment. The ability to request rate changes does not, however, ensure that Idaho Power will recover all of its costs or earn a specified rate of return, or that its costs will be recovered in advance of or at the same time when the costs are incurred.

In addition to general rate case filings, ratemaking proceedings can involve charges or credits related to specific costs, programs, or activities, as well as the recovery or refund of amounts deferred or accrued under specific authorization from the IPUC or OPUC. Deferred amounts are generally collected from, and accrued amounts are generally refunded to, retail customers through the use of base rates or supplemental tariffs. Outside of base rates, three of the most significant mechanisms for recovery of costs are the power cost adjustment mechanisms, FCA mechanism, and energy efficiency riders. For more information on these mechanisms, see Note 3 – “Regulatory Matters” and Note 4 – “Revenues” to the consolidated financial statements included in this report.

Retail Energy Sales: Weather, seasonal customer demand, energy efficiency, customer generation, customer growth, and economic conditions all impact the amount of electricity that Idaho Power sells as well as the costs it incurs to provide that electricity. Idaho Power's utility revenues are not earned, and associated expenses are not incurred, evenly during the year. Idaho Power’s retail energy sales typically peak during the summer irrigation and cooling season, with a lower peak during the winter heating season. Extreme temperatures increase sales to customers who use electricity for cooling and heating, and mild temperatures decrease sales. Availability of water and extreme temperatures during the agricultural growing season impact electricity sales to customers who use electricity to operate irrigation pumps. Alternative methods of generation, including customer-owned solar and other forms of distributed generation, have the potential to decrease Idaho Power sales to customers. Also, development of new technologies and services to help energy consumers manage energy in new ways could continue to alter demand for Idaho Power's electric energy. Approximately 95 percent of Idaho Power’s retail revenue originates from customers located in Idaho, with the remainder originating from customers located in Oregon. Idaho Power’s operations, including information on energy sales, are discussed further in Part II, Item 7 - MD&A - "Results of Operations - Utility Operations.”

The table that follows presents Idaho Power’s revenues and sales volumes for the last three years, classified by customer type.

	Year Ended December 31,
	2022	2021	2020
Retail revenues (thousands of dollars):
Residential (includes $22,595, $34,835, and $34,409, respectively, related to the FCA(1))	$645,236	$583,061	$547,404
Commercial (includes $922, $1,407, and $1,543, respectively, related to the FCA(1))	347,970	314,745	293,057
Industrial	217,368	195,214	181,258
Irrigation	170,964	168,664	154,791
Provision for sharing	—	(569)	—
Deferred revenue related to HCC relicensing AFUDC(2)	(8,780)	(8,780)	(8,780)
Total retail revenues	1,372,758	1,252,335	1,167,730
Wholesale energy sales	66,519	40,839	33,656
Transmission wheeling-related revenues	80,527	67,997	51,592
Energy efficiency program revenues	33,197	29,920	42,478
Other revenues	88,039	64,319	51,884
Total electric utility operating revenues	$1,641,040	$1,455,410	$1,347,340
Energy sales (thousands of Megawatt-hour (MWh)):
Residential	6,056	5,645	5,463
Commercial	4,306	4,164	4,009
Industrial	3,510	3,471	3,369
Irrigation	1,950	2,126	1,987
Total retail energy sales	15,822	15,406	14,828
Wholesale energy sales	427	600	1,197
Energy sales bundled with renewable energy credits	892	739	690
Total energy sales	17,141	16,745	16,715

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

Wholesale Markets: Idaho Power participates in the wholesale energy markets by purchasing power to help meet load demands and selling power that is in excess of load demands. Idaho Power's market activities are guided by an energy risk management policy and frequently updated operating plans. These operating plans are impacted by factors such as customer demand for power, market prices, generating costs, transmission constraints, and availability of generating resources. Some of Idaho Power's 17 hydropower generation facilities are operated to optimize the water that is available by choosing when to run hydropower generation units and when to store water in reservoirs. Idaho Power at times operates these and its other generation facilities to take advantage of market opportunities. These decisions affect the timing and volumes of market purchases and market sales. Even in below-normal water years, there are opportunities to vary water usage to capture wholesale marketplace economic benefits, maximize generation unit efficiency, and meet peak loads. Compliance factors such as allowable river and reservoir stage elevation changes and flood control requirements also influence these generation dispatch decisions. Idaho Power's wholesale energy sales depend largely on the availability of generation resources above the amount necessary to serve customer loads as well as market power prices at the time when those resources are available. A reduction in either factor leads to lower wholesale energy sales.

Idaho Power also provides energy transmission services through its OATT. The OATT rate is revised each year based primarily on financial and operational data Idaho Power files annually with the FERC in its Form 1. The FERC oversees mandatory transmission and network reliability standards, as well as power and transmission markets, including protection against market manipulation. These mandatory transmission and reliability standards were developed by the North American Electric Reliability Corporation and the Western Electricity Coordinating Council, which have responsibility for compliance and enforcement of transmission, reliability, and security standards.

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

In return for agreeing to provide service to all customers within a defined service area, electric utilities are typically provided with an exclusive right to provide service in that service area. However, certain prescribed areas within Idaho Power's service area, such as municipalities or Native American Tribal reservations, may elect not to take service from Idaho Power and instead operate as a municipal electric utility or otherwise as a separate entity. In such cases, the entity would be required to purchase or otherwise obtain rights to Idaho Power's distribution infrastructure within the municipal or other designated area. Idaho Power would have no responsibility for providing electric service to the municipal or separate entity, absent Idaho Power's voluntary agreement to provide that service.

Power Supply

Overview: Idaho Power primarily relies on company-owned hydropower, coal-fired, and gas-fired generation facilities and long-term power purchase agreements to supply the energy needed to serve customers, and for power sales into the wholesale markets. Market purchases and sales are used to supplement Idaho Power's generation and balance supply and demand throughout the year. Idaho Power’s generating plants and their capacities are listed in Part I, Item 2 - “Properties.”

Various external and internal factors impact power supply costs, such as weather, load demand, economic conditions, fuel costs, and availability of generation resources. Idaho Power’s annual hydropower generation varies depending on water conditions in the Snake River Basin. Drought conditions and increased peak load demand cause a greater reliance on potentially more expensive energy sources to meet load requirements. Conversely, favorable hydropower generation conditions increase production at Idaho Power’s hydropower generating facilities and reduce the need for thermal generation and wholesale market purchased power. Weather also affects the generation of PURPA and non-PURPA purchased power. Economic conditions, weather, supply constraints, and governmental regulations can affect the market price of natural gas and coal, which impact fuel expense and market prices for purchased power. Idaho Power's power cost adjustment mechanisms mitigate in large part the earnings impacts to Idaho Power of volatile fuel and power costs.

Idaho Power’s system is dual peaking, with the larger peak demand occurring in the summer. Idaho Power reached its highest all-time system peak demand of 3,751 megawatts (MW) on June 30, 2021. Idaho Power's highest all-time winter peak demand of 2,604 MW occurred on December 22, 2022. During these and other similar heavy load periods, Idaho Power’s system is fully committed to serve load and meet required operating reserves. The table that follows shows Idaho Power’s total power supply for the last three years.

	Power Supply			Percent of Total Generation
	2022	2021	2020	2022	2021	2020
	(thousands of MWh)
Hydropower plants	5,347	5,382	6,967	48%	48%	54%
Coal-fired plants	3,657	2,981	3,719	32%	27%	29%
Natural gas-fired plants	2,319	2,765	2,109	20%	25%	17%
Total system generation	11,323	11,128	12,795

Purchased power - cogeneration and small power production	2,756	3,040	3,087
Purchased power - other	4,422	3,783	1,985
Total purchased power	7,178	6,823	5,072
Total power supply	18,501	17,951	17,867

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

During low water years, when stream flows into Idaho Power’s hydropower projects are reduced, Idaho Power’s hydropower generation is reduced, resulting in a greater reliance on other generation resources and wholesale power purchases. In 2022, below-normal snow accumulation and drought conditions persisted, resulting in lower than average hydropower generation of 5.3 million MWh. In 2021, below-normal snow accumulation and drought conditions resulted in lower than average hydropower generation of 5.4 million MWh. In 2020, snowpack conditions, coupled with strong early season irrigation demands, yielded lower inflows to Idaho Power’s hydroelectric projects and resulted in 7.0 million MWh of hydropower generation. For 2023, snow accumulation has been strong through the date of this report; however, upstream reservoirs and basin soils continue to reflect the prior year's drought conditions. As such, Idaho Power's 2023 estimate of annual generation from its hydropower facilities is between 5.5 million MWh and 7.5 million MWh.

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

PacifiCorp is the operator of the Jim Bridger plant. BCC supplies coal to the Jim Bridger plant. IERCo, a wholly-owned subsidiary of Idaho Power, owns a one-third interest in BCC and PacifiCorp owns a two-third interest in BCC and is the operator of the Bridger Coal Mine. The mine operates under a long-term sales agreement that provides for delivery of coal through 2024. BCC has reserves to provide coal deliveries through the current term of the agreement, as well as reserves available to allow for an extension of the term agreement. Idaho Power also has a coal supply contract providing for annual deliveries of coal through December 2023 from the Black Butte mine located near the Jim Bridger plant. This contract supplements the BCC deliveries and provides another coal supply to fuel the Jim Bridger plant. The Jim Bridger plant’s rail load-in facility and unit coal train, while limited, provides the opportunity to access other fuel supplies for tonnage requirements above established contract minimums.

Idaho Power's 2021 Integrated Resource Plan (2021 IRP) identified a preferred resource portfolio and action plan that includes the conversion from coal to natural gas of two units at the Jim Bridger plant in 2024 and an end to Idaho Power's participation in the remaining two coal-fired units at the Jim Bridger plant by the end of 2028. For more information on the 2021 IRP, refer to "Resource Planning" in this Item 1 – "Business." In June 2022, the IPUC approved Idaho Power's amended application, with modifications, requesting authorization to allow the Jim Bridger plant to be fully depreciated and recovered through customer rates by end-of-year 2030. Details of the order relating to the Jim Bridger plant are described more fully in Part II, Item 7 – MD&A – "Regulatory Matters."

NV Energy is the operator of the North Valmy plant. Idaho Power expects to meet 2023 and future fuel requirements through existing inventory and new or existing coal supply contracts. Idaho Power has an established process approved by the IPUC and OPUC for recovery of non-fuel costs related to Idaho Power’s plan to end its participation in coal-fired operations at the North Valmy plant. Idaho Power ended its participation in coal-fired operations at unit 1 of the North Valmy plant in December 2019, as planned. Idaho Power's 2021 IRP identified a preferred resource portfolio and action plan that includes plans to end Idaho Power's participation in coal-fired operations at unit 2 at the end of 2025.

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

As of February 10, 2023, Idaho Power had approximately 34.4 million MMBtu of natural gas financially hedged for physical delivery, primarily for the operational dispatch of the Langley Gulch plant through August 2024. Idaho Power plans to manage the procurement of additional natural gas for the peaking units primarily on the daily spot market or from storage inventory as necessary to meet system requirements and fueling strategies.

Purchased Power: As described below, Idaho Power purchases power in the wholesale market as well as pursuant to long-term power purchase contracts and exchange agreements.

Wholesale Market Transactions: To supplement its self-generated power and long-term purchase arrangements, Idaho Power purchases power in the wholesale market based on economics, operating reserve margins, energy risk management policy guidelines, and unit availability. Depending on availability of excess power or generation capacity, pricing, and opportunities in the markets, Idaho Power also sells power in the wholesale markets. During 2022 and 2021, Idaho Power purchased 3.9 million MWh and 3.2 million MWh, respectively, of power through wholesale market purchases at an average cost of $74.16 per MWh and $40.65 per MWh, respectively. During 2022 and 2021, Idaho Power sold 0.4 million MWh and 0.6 million MWh of power in wholesale market sales, respectively, with an average price of $155.78 per MWh and $68.07 per MWh, respectively.

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

Long-term Power Purchase and Exchange Arrangements: In addition to its wholesale market purchases, Idaho Power has the following notable long-term power purchase contracts and energy exchange agreements:

•Jackpot Holdings, LLC - for 120 MW (nameplate generation) from the Jackpot solar facility located in southern Idaho and on-line in December 2022. The contract term ends in 2042.
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
•Black Mesa Energy, LLC - a 20-year power purchase agreement to purchase the output from a planned 40-MW solar facility, which Idaho Power plans to sell exclusively to a large industrial customer under its Clean Energy Your Way program, with a scheduled in-service date of June 2023.

•Franklin Solar LLC - a 25-year power purchase agreement to purchase the output from a planned 100-MW solar facility located in southern Idaho, with a scheduled in-service date of June 2024; the power purchase agreement is pending IPUC approval.
•Pleasant Valley Solar, LLC - a 20-year power purchase agreement to purchase the output from a planned 200-MW solar facility, which Idaho Power plans to sell exclusively to a large industrial customer under its Clean Energy Your Way program, with a scheduled in-service date of March 2025; the power purchase agreement is pending IPUC approval.

PURPA Qualifying Facility Energy Sales Agreements: Idaho Power purchases power from PURPA qualifying facilities as mandated by federal law. As of December 31, 2022, Idaho Power had contracts with on-line PURPA qualifying facilities with a total of 1,137 MW of nameplate generation capacity, with an additional 75 MW nameplate capacity of projects projected to be on-line through 2024. The energy sales agreements for these qualifying facilities have original contract terms ranging from one to 35 years. The expense and volume of purchases from PURPA qualifying facilities during the last three years is included in the following table:

	Year Ended December 31,
	2022	2021	2020
PURPA contracts expense (in thousands)	$189,367	$199,517	$194,380
MWh purchased under PURPA contracts (in thousands)	2,756	3,040	3,087
Average cost per MWh from PURPA contracts	$68.71	$65.63	$62.97

Pursuant to the requirements of PURPA, the IPUC and OPUC have each issued orders and rules regulating Idaho Power’s purchase of power from qualifying facilities that meet the requirements of PURPA. A key component of the PURPA contracts is the energy price contained within the agreements. PURPA regulations specify that a utility must pay energy prices based on the utility’s avoided costs. The IPUC and OPUC have established specific rules and regulations to calculate the avoided cost that Idaho Power is required to include in PURPA energy sales agreements under each state's jurisdiction. For PURPA energy sales agreements, Idaho Power is required to purchase all of the output delivered from the contracted qualifying facilities, subject to some exceptions such as adverse impacts on system reliability. The Idaho jurisdictional portion of the costs associated with PURPA contracts is fully recovered through base rates and the Idaho-jurisdiction power cost adjustment mechanism, and the Oregon jurisdictional portion is recovered through base rates and an Oregon power cost adjustment mechanism. Thus, the primary impact of high power purchase costs under PURPA contracts is on customer rates.

Participation in Western Energy Imbalance Market: Idaho Power participates in an energy imbalance market in the western United States (Western EIM) under which the participating parties enable their systems to interact for automated intra-hour economic dispatch of generation from committed resources to serve loads. The Western EIM is intended to reduce the power supply costs to serve customers through more efficient dispatch of a larger and more diverse pool of resources, to integrate intermittent power from renewable generation sources more effectively, and to enhance reliability. Participation in the Western EIM is voluntary and available to all balancing authorities in the western United States. Idaho Power is participating with other stakeholders in different regional forums discussing the potential for developing other energy markets in the western U.S., including development of a potential day-ahead wholesale centralized market, which Idaho Power believes could provide additional benefits through the centralized economic dispatch of resources of participating utilities.
Transmission Services

Electric transmission systems deliver energy from electric generation facilities to distribution systems for final delivery to customers. Transmission systems are designed to move electricity over long distances because generation facilities can be located hundreds of miles away from customers. Idaho Power’s generating facilities are interconnected through its integrated transmission system and are operated on a coordinated basis to achieve maximum capability and reliability. Idaho Power’s transmission system is directly interconnected with the transmission systems of the Bonneville Power Administration, Avista Corporation, PacifiCorp, NorthWestern Energy, and NV Energy. These interconnections, coupled with transmission line capacity made available under agreements with some of those entities, permit the interchange, purchase, and sale of power among entities in the Western Interconnection, the transmission grid covering much of western North America. Idaho Power provides wholesale transmission service for eligible transmission customers on a non-discriminatory basis. Idaho Power is a member of the Western Electricity Coordinating Council, the Western Power Pool, NorthernGrid, and the North American Energy Standards Board. These groups have been formed to more efficiently coordinate transmission reliability and planning throughout the Western Interconnection. Demand for transmission services can be affected by regional market factors, such as loads and generation of utilities in Idaho Power’s region.

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

Idaho Power is jointly working with various partners on the development of two significant transmission projects. The Boardman-to-Hemingway project is a proposed 300-mile, high-voltage transmission line between a substation near Boardman, Oregon, and the Hemingway substation near Boise, Idaho. The Gateway West project is a high-voltage transmission line project between a substation located near Douglas, Wyoming, and the Hemingway substation. Both projects are intended to meet future anticipated resource needs and are discussed in Part II, Item 7 – MD&A - "Liquidity and Capital Resources - Capital Requirements" in this report.

Resource Planning

Integrated Resource Planning: The IPUC and OPUC require that Idaho Power prepare biennially an IRP. Idaho Power filed its most recent 2021 IRP with the IPUC and OPUC in 2021 and expects to file its next IRP in June 2023 (2023 IRP). Each IRP seeks to forecast Idaho Power's loads and resources for a 20-year period, analyzes potential supply-side, demand-side, and transmission resource options, and identifies potential near-term, mid-term, and long-term actions. The four primary goals of the IRP are to:

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

The load forecast assumptions Idaho Power currently plans to use in its upcoming 2023 IRP are included in the table below, together with the average annual growth rate assumptions used in the prior two IRPs. While assumptions are estimates only and subject to change based on actual customer load ramp-rates, the 2023 IRP assumptions include significant large commercial and industrial additions in the 5-year forecasted annual growth rate, including potential load from new facilities recently announced by Meta Platforms, Inc. and Micron Technology, Inc. The rate of load growth can impact the timing and extent of development of resources, such as new generation plants or transmission infrastructure, to serve those loads.

	5-Year Forecasted Annual Growth Rate		20-Year Forecasted Annual Growth Rate
	Retail Sales (Billed MWh)	Annual Peak (Peak Demand)	Retail Sales (Billed MWh)	Annual Peak (Peak Demand)
2023 IRP (preliminary)	5.5%	3.7%	2.2%	1.8%
2021 IRP	2.6%	2.1%	1.4%	1.4%
2019 IRP	1.3%	1.4%	1.0%	1.2%

Idaho Power's 2021 IRP identified a preferred resource portfolio and action plan, which included the addition of a 120-MW solar resource in late 2022, the conversion from coal to natural gas of two units at the Jim Bridger plant in 2024, the end to Idaho Power's participation in coal-fired operations at the North Valmy plant unit 2 in 2025, the completion of the Boardman-to-Hemingway transmission line in 2026, and an end to Idaho Power's participation in the remaining two coal-fired units at the Jim Bridger plant by the end of 2028. The 2021 IRP preferred resource portfolio and action plan also included a need to acquire significant generation and storage resources to meet energy and capacity needs. Including the resources noted above, over the next 20 years the 2021 IRP planned for the addition of 1,685 MW of storage capacity, 1,405 MW of solar capacity, 700 MW of wind capacity, 500 MW of transmission capacity, and 400 MW of capacity from demand response. As noted in the 2021 IRP, there is uncertainty surrounding the resource sufficiency estimates and project completion dates, including uncertainty around the timing and extent of third-party development of renewable resources, fuel commodity prices, regulatory requirements, the actual completion date of the Boardman-to-Hemingway transmission project, and the economics and logistics of coal-fired plant conversions and retirements. These uncertainties, as well as others, may result in changes to the desirability of the preferred portfolio and adjustments to the timing and nature of anticipated and actual actions compared to those identified in the 2021 IRP. In November 2022 and January 2023, respectively, the IPUC and OPUC issued orders acknowledging Idaho Power's 2021 IRP.

In preparing its 2023 IRP, Idaho Power intends to analyze the potential acceleration of timing of construction of the Gateway West transmission project and the potential conversion of additional coal-fired generation units to natural gas. Idaho Power expects to complete and file its 2023 IRP with the IPUC and OPUC in June 2023.

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

In 2022, Idaho Power’s energy efficiency programs reduced energy usage by approximately 141,000 MWh compared with 138,000 MWh in 2021. For 2022, Idaho Power had a demand response available capacity of approximately 320 MW. In 2022, 2021, and 2020, Idaho Power expended approximately $42 million, $38 million, and $51 million, respectively, on both energy efficiency and demand response programs. Funding for these programs is provided through a combination of the Idaho and Oregon energy efficiency tariff riders, base rates, and the power cost adjustment mechanisms. Energy efficiency program expenditures funded through the riders are reported as an operating expense with an equal amount of revenues recorded in other revenues, resulting in no net impact on earnings.

Environmental, Social, and Governance Initiatives

Overview: IDACORP’s and Idaho Power’s corporate governance and nominating committee, with considerable focus from the board of directors, is primarily responsible for the oversight of the companies’ environmental, social, and governance (ESG) initiatives and are regularly informed of the goals, measures, and results of the companies' ESG and sustainability programs. Each committee of the board of directors is assigned a portion of the oversight of the companies' ESG and sustainability programs. Idaho Power has established an internal ESG Steering Committee co-led by an officer and senior manager and composed of a cross-functional team of key employees from multiple departments to oversee ESG activities and inform leadership and the board of directors on ESG-related activities and matters it identifies as material to the company's operations and financial condition.

IDACORP and Idaho Power publicly release annual ESG reports and the most current report is located on Idaho Power’s website, together with other information on ESG issues relevant to Idaho Power, including short-, medium-, and long-term carbon dioxide (CO2) emission reduction targets. IDACORP's and Idaho Power's 2021 ESG Report released in April 2022 incorporated elements of the Task Force on Climate-Related Financial Disclosures guidelines and the Sustainability Accounting Standards Board reporting framework, as well as the Edison Electric Institute (EEI) ESG reporting template. Additionally, in 2022 Idaho Power responded to the Climate Disclosure Project (CDP) annual questionnaire, providing emissions data and management plans to address risks associated with climate change. The ESG reports, CDP filing, and related website content are not incorporated by reference into this 2022 Annual Report. IDACORP’s and Idaho Power’s ESG initiatives include:

•establishing responsible management goals and long-term strategies related to the companies’ impact on the environment; such as

◦the "Clean Today, Cleaner Tomorrow.®" goal to provide Idaho Power's customers with 100-percent clean energy by 2045;
◦the sustainability benefits from the Boardman-to-Hemingway and Gateway West transmission projects, which include integrating renewable energy generation and deferring or eliminating the need for development of additional fossil-fueled resources;
◦integrating renewable resources into Idaho Power's generation mix and identifying and investigating new generation and storage technologies; as part of this effort, Idaho Power has issued requests for proposals (RFPs) for additional energy resources, including renewables or natural gas resource convertible to hydrogen gas power, and to-date has procured solar power and battery storage as a result of those RFPs;
◦continuing various environmental stewardship programs along the Snake River, including fish habitat preservation, water temperature reduction, and fish and plant restoration;
◦wildfire mitigation planning and actions, and
◦wildlife habitat, archaeological and cultural resource, and raptor protection stewardship;
•operational excellence in safely providing reliable, affordable, clean energy, including enhancing grid resiliency and reliability;
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

Based on shareholder engagement feedback, beginning in 2021 Idaho Power also has publicly released its EEO-1 statement to report its demographic workforce data.

Reducing Carbon Emissions Intensity: Carbon emissions intensity is a measure of the pounds of CO2 emitted per MWh of energy generated. Idaho Power tracks carbon emissions intensity to measure the impact of its efforts to reduce carbon emissions relative to growing power demand in its service area. Idaho Power has actively engaged in voluntary carbon emissions intensity reduction over the past decade with an original short-term goal to reduce emissions 10-15 percent from the baseline year of 2005 levels. Idaho Power increased the short-term goal to reduce carbon emission intensity by at least 15-20 percent for the period from 2010-2020, and exceeded this goal with an estimated average reduction of 29 percent over that period compared with 2005. In May 2020, IDACORP’s and Idaho Power’s boards of directors approved an increased short-term goal to reduce carbon emission intensity by 35 percent for the period from 2021-2025 compared with 2005. In January 2022, Idaho Power posted its emissions reduction report on its website that established short-, medium-, and long-term targets for further CO2 reductions. This report also includes annual power generation levels and associated CO2 emissions and emissions intensity for the 2021-2040 period. The emissions reduction report is not incorporated in this 2022 Annual Report. Idaho Power has significantly reduced its CO2 emissions since the 2005 baseline year, primarily by decreasing its coal generation levels, including terminating coal generation at the North Valmy Unit 1 in 2019 and at the Boardman plant in 2020, and also by upgrading its hydropower facilities, and through its energy efficiency, demand-side management and cloud-seeding programs. Idaho Power plans to continue to reduce CO2 emissions in future years, including a medium-term goal with a targeted 86 percent reduction in annual CO2 emissions tons by 2030, compared with the 2005 baseline year. In 2019, Idaho Power announced its long-term goal to provide 100 percent clean energy by 2045.

Reduction in Coal-Fired Generation: Idaho Power monitors environmental requirements and assesses whether environmental control measures are or remain economically appropriate. In 2017 and 2018, the IPUC and OPUC approved settlement stipulations allowing accelerated depreciation and cost recovery for the North Valmy plant in connection with Idaho Power's plan to end its participation in the operation of units 1 and 2. Idaho Power ended its participation in the operation of unit 1 in December 2019, as planned, and plans to end its participation in unit 2 no later than the end of 2025. In October 2020, Idaho Power and co-owner Portland General Electric ceased coal-fired operations at the Boardman plant, as planned.

In June 2022, the IPUC approved Idaho Power's amended application requesting, among other things, authorization to allow the Jim Bridger plant to be fully depreciated and recovered by end-of-year 2030. In September 2021, the co-owner and operator of the Jim Bridger plant submitted its 2021 IRP to the IPUC that contemplates ceasing coal-fired generation in units 1 and 2 in 2023 and converting those units to natural gas generation by 2024. The details of the IPUC's order relating to the Jim Bridger plant are described more fully in Part II, Item 7 – MD&A – "Regulatory Matters."

As of the date of this report, Idaho Power expects to cease coal-fired operations at all jointly-owned coal-fired generation plants by the end of 2028.

Climate Change Adaptation: Idaho Power believes its practice of in-depth planning and prudent preparation helps the company adapt to and address the risks of climate change. For more than 100 years, Idaho Power has adapted to changes in temperatures, water conditions, economic impacts, and regulatory requirements. In recent years, Idaho Power has proactively addressed risks associated with climate change through preventative measures. To address the physical impacts of climate change, Idaho Power conducts cloud-seeding operations, implements a wildfire mitigation plan, enhances grid resiliency and reliability, and continues to further Snake River shading and in-stream river enhancement projects. Idaho Power also plans for the social and economic impacts of climate change by furthering its carbon emissions reduction goals, continuing efforts to achieve its path away from coal generation, increasing the integration of renewable energy, and enhancing customer and stakeholder communication. Additionally, to plan for the potential regulatory impacts of climate change, Idaho Power considers climate-related impacts in planning efforts, plans and advocates for additional transmission capacity to integrate additional renewable energy onto its system, identifies and investigates new technologies, including battery storage, hydrogen generation, and modular nuclear reactor technology, and evaluates modifications to its pricing structure it believes will help ensure fair pricing for all customers.

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

	2023	2024-2025
Capital expenditures:
License compliance and relicensing efforts at hydropower facilities	$21	$119
Investments in equipment and facilities at thermal plants	10	6
Total capital expenditures	$31	$125
Operating expenses:
Operating costs for environmental facilities - hydropower	$23	$46
Operating costs for environmental facilities - thermal	12	18
Total operations and maintenance	$35	$64

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

Idaho Power is actively pursuing the relicensing of the HCC, its largest hydropower generation source. As of the date of this report, although Idaho Power believes issuance of a new HCC license by the FERC is likely in 2024 or thereafter, Idaho Power is unable to predict the exact timing of issuance by the FERC of any license order or the ultimate capital investment and ongoing operating and maintenance costs Idaho Power will incur in complying with any new license. However, Idaho Power estimates that the annual costs it will incur to obtain a new long-term license for the HCC, including AFUDC, are likely to range from $30 million to $40 million until issuance of the license. Subsequent to the issuance of a new license, Idaho Power expects to incur increased annual capital expenditures and operating and maintenance costs to comply with the requirements of any new license.

Human Capital

Overview: Idaho Power's purpose is powering lives by safely providing reliable, affordable, clean energy. Idaho Power believes that it will prosper by committing to the needs, safety, and success of its customers, communities, employees, and owners. Idaho Power relies on its foundational core values to guide its plan and actions: safety first; integrity always; and respect for all.

To further its objectives, Idaho Power’s human capital programs are designed to attract, retain, and develop high quality employees, without regard to race, color, religion, national origin, sex (including pregnancy), age, sexual orientation, gender identity, genetic information, veteran status, physical or mental disability, or marital status. Idaho Power believes it maintains a good relationship with its employees due to a strong safety culture, a respectful and inclusive environment, opportunities for development, and competitive compensation and benefits. Idaho Power regularly conducts employee engagement surveys to seek feedback from its employees on a variety of topics, including safety reporting, support for development, understanding of the company’s objectives, communication, being treated with respect, and feeling valued. Idaho Power shares the survey results with employees, and senior management incorporates the results of the surveys in their action plans in order to respond to the feedback and improve employee relations.

As of December 31, 2022, IDACORP had 2,070 full-time employees, 2,062 of whom were employed by Idaho Power and 8 of whom were employed by Ida-West. IDACORP had 7 part-time employees, 4 of whom were employed by Idaho Power. Of IDACORP's full-time employees, 52 percent have worked at the company for over 10 years as of the date of this report. All IDACORP and Idaho Power employees work in the United States. As of the date of this report, no Idaho Power employees are represented by unions.

Board and Board Committee Oversight: The companies’ management updates the full board of directors and its committees regularly on safety metrics, total rewards for employees, benefit and pension programs, succession planning and training programs, and diversity, equity, and inclusion initiatives, among other things. Each committee of the board of directors is delegated and takes on specific roles in this oversight. The compensation and human resources committee is responsible for overseeing employee compensation, benefit plans, general labor issues, diversity, equity, inclusion, and safety issues. The audit committee is responsible for overseeing risk management, including compliance with the code of business conduct, physical security risks relating to employees, and environmental compliance. The corporate governance and nominating committee is responsible for overseeing risks associated with governance, lobbying and government relations, political contributions, and social issues associated with employees as part of its ESG risk oversight function.

Safety: Idaho Power is committed to the safety of its employees, customers, and the communities it serves. Idaho Power believes that safe, engaged, and effective employees are critical to the company’s success and that the company’s record of safety helps keep its service reliable and affordable. Idaho Power consistently ranks in the top 30 percent of all United States utilities in safety performance. Reflective of Idaho Power's focus on safety, the company’s Occupational Health and Safety Administration (OSHA) recordable injury rate was below the industry average rate from 2018 through 2021, and its safety metrics in 2021 were the strongest in the company’s history. In 2022, Idaho Power saw increases in its OSHA recordable injury rate, severity rate, and lost-time injury rate, which returned those rates closer to Idaho Power's 10-year average for each respective rate. In response to the increase, Idaho Power held a series of contractor and leader safety summits in 2022 to align on expectations and ensure safety continues to be at the forefront of all its work.

In recognition of Idaho Power's safety culture and the dedication of its employees, the Edison Electric Institute (EEI) presented the inaugural Thomas F. Farrell, II Safety Leadership and Innovation Award in the Member Company Project category to Idaho Power in January 2022. Idaho Power was selected for its approach of combining psychological safety and behavioral safety with practical application of human performance principles. The award recognizes the contributions of leadership and innovation to the advancement of safety in the energy industry. Recipients of the award are selected by a panel consisting of leadership from the labor, contractor, and academic communities; regulatory agencies; and EEI senior leadership.
Total Rewards: Idaho Power provides its employees with competitive pay and benefits, based in large part on salary studies and market data. Idaho Power utilizes a structured compensation schedule and regularly conducts compensation analyses that helps mitigate the potential for gender, race, or ethnicity-based disparities in compensation. Beyond base salaries and incentive compensation, benefits for all full-time employees include a 401k plan with company matching contributions, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, parental leave, employee assistance programs, and tuition assistance. After five years of employment, a full-time employee vests in Idaho Power’s defined benefit pension plan. Idaho Power also ties annual employee incentive compensation to metrics based on the categories of earnings, power system reliability, and customer satisfaction reflective of broad stakeholder interests and each employee's contribution.

Idaho Power delivers a variety of training opportunities and provides rotational assignment and continuous learning and development opportunities to all employees. Idaho Power's talent development programs, overseen by a talent development team in the Human Resources department, are designed to help employees achieve their career goals, build management skills, and lead their organizations.

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

As of December 31, 2022, 44 percent of Idaho Power’s senior management were women, 21 percent of its officers were women, and 36 percent of its board of directors were women. Idaho Power also has programs in place to encourage STEM participation, training to minimize bias and ensure a respectful and inclusive workplace, with a mindset of unity, community outreach to underserved communities, and partnerships with multiple diversity-focused organizations.

IDACORP FINANCIAL SERVICES, INC.

IFS invests in real estate tax credit projects, such as affordable housing developments, which provide a return principally by reducing federal and state income taxes through tax credits and accelerated tax depreciation benefits. IFS has focused on a diversified approach to its investment strategy in order to limit both geographic and operational risk with most of IFS’s investments having been made through syndicated funds. At December 31, 2022, the unamortized amount of IFS’s portfolio was approximately $29 million ($92 million in gross tax credit investments, net of $63 million of accumulated amortization). IFS generated tax credits of $6.4 million in 2022, $6.2 million in 2021, and $5.3 million in 2020. In 2022 and 2021, IFS received distributions related to fully-amortized real estate tax credit investments that reduced IDACORP's income tax expense by $0.8 million and $1.0 million, respectively. In 2020, IFS received nominal distributions related to fully-amortized real estate tax credit investments.

IDA-WEST ENERGY COMPANY

Ida-West operates and has a 50 percent ownership interest in nine hydropower projects that have a total nameplate capacity of 44 MW. Four of the projects are located in Idaho and five are in northern California. All nine projects are “qualifying facilities” under PURPA. Idaho Power purchased all of the power generated by Ida-West’s four Idaho hydropower projects at a cost of approximately $8 million in both 2022 and 2021 and $9 million in 2020.

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

RYAN N. ADELMAN, 48
•Vice President of Power Supply of Idaho Power Company, August 2020 - present
•Vice President of Transmission & Distribution, Engineering and Construction of Idaho Power Company, October 2019 - August 2020
•Regional Manager for the Southeast Region of Idaho Power Company, January 2018 - October 2019

BRIAN R. BUCKHAM, 43
•Senior Vice President and Chief Financial Officer of IDACORP, Inc. and Idaho Power Company, March 2022 - present
•Senior Vice President and General Counsel of IDACORP, Inc. and Idaho Power Company, February 2017 - March 2022

MITCH COLBURN, 39
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

SARAH E. GRIFFIN, 53
•Vice President of Human Resources of Idaho Power Company, October 2019 - present
•Director of Human Resources of Idaho Power Company, May 2014 - October 2019

LISA A. GROW, 57
•President and Chief Executive Officer of IDACORP, Inc. and Idaho Power Company, June 2020 - present
•President of Idaho Power Company, October 2019 - June 2020
•Senior Vice President and Chief Operating Officer of Idaho Power Company, April 2016 - October 2019

JAMES BO D. HANCHEY, 47
•Vice President of Customer Operations and Chief Safety Officer of Idaho Power Company, October 2019 - present
•Customer Service Senior Manager of Idaho Power Company, February 2018 - October 2019
•Regional Manager of Southern Region of Idaho Power Company, May 2014 - February 2018

PATRICK A. HARRINGTON, 62
•Vice President, General Counsel, and Corporate Secretary of IDACORP, Inc. and Idaho Power Company, March 2022 - present
•Corporate Secretary of IDACORP, Inc. and Idaho Power Company, March 2007 - March 2022

JEFFREY L. MALMEN, 55
•Senior Vice President of Public Affairs of IDACORP, Inc. and Idaho Power Company, April 2016 - present

KEN W. PETERSEN, 59
•Vice President, Chief Accounting Officer and Treasurer of IDACORP, Inc. and Idaho Power Company, March 2020 - present
•Vice President, Controller and Chief Accounting Officer of IDACORP, Inc. and Idaho Power Company, January 2014 - March 2020

ADAM J. RICHINS, 44
•Senior Vice President and Chief Operating Officer of Idaho Power Company, October 2019 - present
•Vice President of Customer Operations and Business Development of Idaho Power Company, March 2017 - October 2019

ITEM 1A. RISK FACTORS

IDACORP and Idaho Power operate in a highly regulated industry and business environment that involves significant risks, many of which are beyond the companies' control. The circumstances and factors set forth below should not be considered a complete list of potential risks that the companies may encounter. These risk factors, as well as additional risks and uncertainties either not known as of the date of this report or that are currently believed to not be material to the business, may have a material impact on the business, financial condition, or results of operations of IDACORP and Idaho Power and could cause actual results or outcomes to differ materially from those discussed in any forward-looking statements. These risk factors, as well as other information in this report, including without limitation, in the "Cautionary Note Regarding Forward-Looking Statements" and Part II - Item 7 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations" (MD&A), and in other reports the companies file with the SEC, should be considered carefully when making any investment decisions relating to IDACORP or Idaho Power.

Below are certain important utility-specific regulatory, operational, legal and compliance, financial and investment, and general business risks that may cause IDACORP's and Idaho Power's future business results to be different than anticipated as of the date of this report.

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

State or federal regulators may not approve customer rates that provide timely or sufficient recovery of Idaho Power's costs or allow Idaho Power to earn a reasonable rate of return, which could adversely affect IDACORP's and Idaho Power's financial condition and results of operations. The prices that the Idaho Public Utilities Commission (IPUC) and Public Utility Commission of Oregon (OPUC) authorize Idaho Power to charge customers for its retail services, and the tariff rate that the FERC permits Idaho Power to charge for its transmission services, are significant factors influencing IDACORP’s and Idaho Power’s business, results of operations, liquidity, and financial condition. Idaho Power's ability to recover its costs and earn a reasonable rate of return can be affected by many regulatory factors, including the time between when Idaho Power incurs costs and when Idaho Power recovers those costs in customers’ rates (often called "regulatory lag" in the utility industry), and differences between the costs included in rates and the amount of actual costs incurred. Idaho Power expects to incur increasing costs, which is likely to occur before the IPUC, OPUC, or FERC approve the recovery of those costs, such as construction costs for new facilities and transmission resources, costs associated with changes in the long-term cost-effectiveness or operating conditions of Idaho Power's assets that could result in early retirements of utility facilities, costs of compliance with legislative and regulatory requirements, fuel and wholesale power costs, and increased funding levels of Idaho Power's defined benefit pension plan. The IPUC, OPUC, and FERC may not allow Idaho Power to recover some or all of those costs or costs that have already been deferred as regulatory assets if they find Idaho Power did not reasonably or prudently incur those costs or for other reasons. The IPUC and OPUC may adopt different methods of calculating the allocation of the total utility costs in their respective jurisdictions, resulting in certain costs excluded in both states. Ratemaking has generally been premised on estimates of historic costs based on a test year, so if a given year’s actual costs are higher than historic costs, rates may not be sufficient to cover actual costs. While rate regulation is also premised on the assumption that rates established are fair, just, and reasonable, regulators have considerable discretion in applying this standard.

Economic, political, legislative, public policy, or regulatory pressures may lead stakeholders to seek rate reductions or refunds, limits on rate increases, or lower allowed rates of return on investments for Idaho Power. The ratemaking process typically involves multiple intervening parties, including governmental bodies, consumer advocacy groups, and customers, generally with the common objective of limiting rate increases or even reducing rates. In the past, Idaho Power has been denied recovery, or required to defer recovery pending the next general rate case, including denials or deferrals related to capital expenditures for long-term project expenses. Adverse outcomes in regulatory proceedings, or significant regulatory lag, may cause Idaho Power to incur unrecovered project costs or result in cancellation of projects, or to record an impairment of its assets or otherwise adversely affect cash flows and earnings. This may also result in lower credit ratings, reduced access to capital, higher financing costs, and reductions or delays in planned capital expenditures.

For additional information relating to Idaho Power's state and federal regulatory framework and regulatory matters, see Part I - Item 1 - "Business - Utility Operations," Part II - Item 7 - MD&A - "Regulatory Matters," and Note 3 - "Regulatory Matters" to the consolidated financial statements of Part II - Item 8 in this report.

Idaho Power's regulatory cost recovery mechanisms may not function as intended and are subject to change or elimination, which may adversely affect IDACORP's and Idaho Power's financial condition and results of operations. Idaho Power has power cost adjustment mechanisms in its Idaho and Oregon jurisdictions and a fixed cost adjustment (FCA) mechanism in Idaho. The power cost adjustment mechanisms track Idaho Power’s actual net power supply costs (primarily fuel and purchased power less wholesale energy sales) and compare these amounts to net power supply costs being recovered in retail rates. A majority of the differences between these two amounts is deferred for future recovery from, or refund to, customers through rates. Volatility in power supply costs continues to be significant, in large part due to fluctuations in hydropower generation conditions, fuel cost variability from supply chain disruptions and inflationary pressures, general supply and demand economics for fuel and power, the impact of high costs for the purchase of renewable energy under mandatory long-term contracts, and market price variability for the purchase of power from third parties based on seasonal demands and transmission system constraints. While the power cost adjustment mechanisms function to mitigate the potentially adverse impact on net income of power supply cost volatility, the mechanisms do not eliminate the cash flow impact of that volatility. When power costs rise above the level recovered in current retail rates, Idaho Power incurs the costs but recovery of those costs is deferred to a subsequent collection period, which can adversely affect Idaho Power’s operating cash flow and liquidity until those costs are recovered from customers. The FCA mechanism is a decoupling mechanism that allows Idaho Power to charge Idaho residential and small commercial customers when it recovers less than the base level of fixed costs per customer that the IPUC authorized for recovery in the most recent general rate case. The power cost and FCA mechanisms are generally subject to change at the discretion of applicable state regulators, who could decide to modify or eliminate either mechanism in a manner that adversely impacts IDACORP's and Idaho Power's financial condition, cash flows, and results of operations.

Operational Risks

Operational risk relates to risks arising from the systems, assets, processes, people, and external factors that affect the operation of IDACORP's or Idaho Power's businesses.

Changes in customer growth and customer usage may negatively affect IDACORP's and Idaho Power's business, financial condition, and results of operations. Changes in the number of customers and customers' use of electricity are affected by a number of factors, such as population growth or decline in Idaho Power's service area, expansion or loss of service area, changes in customer needs and expectations, adoption rates of energy efficiency measures, customer-generated power such as from solar panels and gas-fired generators, demand-side management requirements, regulation or deregulation, and adverse economic conditions. Continued inflationary pressures, or an economic downturn, or a recession could also negatively impact customer use and reduce revenues and cash flows, thus adversely affecting results of operations. Many electric utilities, including Idaho Power, have experienced a decline in usage per customer, in part attributable to energy efficiency activities. State or federal regulations may be enacted to encourage or require mandatory energy conservation or technological advances that increase energy efficiency, which could further reduce usage per customer. Also, changing customer needs and expectations and increased competition from customer-owned generation could lead to lower customer satisfaction, reduced loyalty, difficulty in obtaining rate increases, legislation to deregulate electric service, and customers seeking alternative sources of energy and electric service. If customers choose to generate their own energy, discontinue a portion or all service from Idaho Power, or replace electric power for heating with natural gas, demand for Idaho Power's energy may decline and adversely impact the affordability of its services for remaining customers. While Idaho Power has recently experienced a net growth in usage due to an increase in the number of customers, when adjusted for the impacts of weather, the average monthly usage on a per customer basis for Idaho Power's residential customers has declined from 1,032 kilowatt-hour (kWh) in 2012 to 929 kWh in 2022. Rate mechanisms, such as the Idaho FCA for residential and small commercial customers, are designed to address the financial disincentive associated with promoting energy efficiency activities, but there is no assurance that the mechanism will result in full or timely collection of Idaho Power's fixed costs, which are currently collected in large part through the company's volume-based energy rates that are based on historical sales volume. Any undercollection of fixed costs would adversely impact revenues, earnings, and cash flows. The formation of municipal utilities or similar entities for distribution systems within Idaho Power's service area could also result in a load decrease. The loss of loads resulting from some of these events may result in excess infrastructure and stranded costs and require IDACORP and Idaho Power to modify or eliminate large generation, storage, or transmission projects. This could in turn result in reduced revenues as well as write-downs or write-offs if regulators determine that the costs of the projects were incurred imprudently, which could have a material adverse impact on IDACORP's and Idaho Power's financial condition, results of operations, and cash flows.

Conversely, if Idaho Power were to experience an unanticipated increase in the demand for energy through, for example, the rapid addition of new industrial and commercial customers or population growth in the service area, Idaho Power may be required to rely on higher-cost purchased power to meet peak system demand and may need to accelerate investment in additional generation or transmission resources. Idaho Power's 2021 Integrated Resource Plan's (IRP) preferred resource portfolio and action plan included a need to acquire significant generation and storage resources to meet forecasted increasing energy and capacity needs. There can be no assurance that these energy and capacity needs will not change or that the resources will be adequate to meet load demands, in which case Idaho Power would need to rely on wholesale power purchases and would be subject to the volatility of wholesale markets. If the incremental costs associated with unanticipated changes in loads exceed the incremental revenue received from the sales to the new customers, and Idaho Power is unable to secure timely and full rate relief to recover those increased costs, the resulting imbalance could have an adverse effect on IDACORP's and Idaho Power's financial condition, results of operations, and cash flows.

Changes in weather conditions, severe weather, and the impacts of climate change can affect IDACORP's and Idaho Power's operating results and cause them to fluctuate seasonally. Idaho Power's electric power sales are seasonal, with demand in Idaho Power's service area peaking during the hot summer months, with a secondary peak during the cold winter months. Electric power demands by irrigation customers in Idaho Power's service area, which are impacted by temperatures and the timing and amount of precipitation, can also create significant seasonal changes in usage. Seasonality of revenues may be further impacted by Idaho Power's tiered rate structure, under which rates charged to customers are often higher during higher-load periods, such as hot summers and cold winters. Market prices for power also often increase significantly during these peak periods, at times when Idaho Power is required to purchase power in the wholesale markets to meet customer demand. While Idaho Power has regulatory mechanisms to help mitigate the impact of weather on power supply costs, there is no assurance that it will continue to receive such regulatory protection in the future. By contrast, when temperatures are relatively mild or where precipitation supplants irrigation systems, loads are often lower as customers are not using electricity for heating and air conditioning or irrigation purposes. Thus, weather conditions and the timing and extent of precipitation can cause IDACORP's and Idaho Power's results of operations and financial condition to fluctuate seasonally, quarterly, and from year to year.

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

The costs of repairing and replacing infrastructure or any costs related to Idaho Power liability for personal injury, loss of life, and property damage from utility equipment that fails, including as a result of significant weather and weather-related events and the increasing threat of fires, may not be covered in full by insurance. Costs incurred in connection with such events might also not be recovered through customer rates if the costs incurred are greater than those allowed for recovery by regulators.

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

In addition, state and federal legislation and regulations have been proposed in recent years and may be implemented in the future, intended to limit the severity and impact of climate change. Proposals have included imposing mandatory reductions in greenhouse gas (GHG) emissions, which could increase Idaho Power’s power supply and compliance costs or require generation facilities to be retired early, resulting in potential stranded costs and write-downs or write-offs if Idaho Power is unable to fully recover investments in such facilities. If financial markets increasingly view climate change or GHG emissions as a financial or investment risk for electric utilities, it could negatively affect IDACORP's and Idaho Power's ability to access debt and equity capital markets on favorable terms. For additional information relating to legislation, regulations, and legal proceedings related to environmental matters, see Part II - Item 7 - MD&A - "Environmental Matters” in this report.

New advances in power generation, energy efficiency, alternative energy sources, or other technologies that impact the power utility industry could decrease customer energy demand and revenues, which could have implications for generation and system planning. Advances in technology and changes in customer demand and preferences in the electric utility industry have encouraged the development of new technologies for power generation, renewable energy, energy storage, customer-owned generation, and energy efficiency. In particular, in recent years the net cost of solar and wind generation and storage technology has decreased significantly, and there are federal and state regulations, laws, and other incentives in place to help further reduce the net cost of solar, wind, and energy storage facilities. There is potential that customer-owned solar power generation systems, could become sufficiently cost-effective and efficient that an increasing number of Idaho Power's customers choose to install such systems on their homes or businesses, which in turn could require changes in the way Idaho Power builds and manages its distribution systems and substantial grid infrastructure costs, and at the same time reduce the demand for and sale of energy. Additionally, considerable emphasis has been placed on energy efficiency, such as LED lighting and high-efficiency appliances. Energy efficiency programs, including programs sponsored by Idaho Power under a directive from state regulatory commissions, are designed to reduce energy use and demand. The introduction of new technologies could pose risks in the form of reduced sales and new business models for energy services. These changes in technology could also alter the channels through which customers buy or utilize energy, including the potential formation of community-based, cooperative ownership or municipal structures, which could reduce Idaho Power's revenues or impact Idaho Power's expenses. A reduction in load, however, would not necessarily reduce Idaho Power's need for ongoing investments in its infrastructure to reliably serve its customers. If Idaho Power is unable to adjust its rate design or maintain adequate regulatory mechanisms allowing for timely cost recovery, declining usage from customer-owned generation sources and energy efficiency could result in under-recovery of Idaho Power's costs and investment in infrastructure, and reduce revenues, which would impact IDACORP's and Idaho Power's financial condition and results of operations.
Acts or threats of terrorism, acts of war, social unrest, cyber or physical security attacks, and other malicious acts of individuals or groups seeking to disrupt Idaho Power's operations or the electric power grid or compromise data could adversely impact IDACORP's and Idaho Power's business, financial condition, and results of operations. Idaho Power operates in an industry that requires the continuous use and operation of sophisticated information technology and increasingly complex operational technology systems and network infrastructure. Idaho Power's generation and transmission facilities and its grid operations are potential targets for terrorist acts and threats, acts of war, social unrest, cyber and physical security attacks, and other disruptive activities of individuals or groups, including by nation states or nation state-sponsored groups. There have been cyber and physical attacks within the energy industry on energy infrastructure such as electric substations and fuel pipelines in the past with notable reports in the media of electric industry infrastructure specifically being targeted for and impacted by physical attacks more recently, and there are likely to be additional attacks in the future. Idaho Power and its vendors have been subject to, and will likely continue to be subject to, attempts to gain unauthorized access to systems and confidential information, or to disrupt operations. As noted by the U.S. Department of Homeland Security, the utility industry is continuing to experience an increase in the frequency and sophistication of cybersecurity incidents.

Some of Idaho Power's facilities are deemed "critical infrastructure" under federal standards, in that incapacity or destruction of the facilities could have a debilitating impact on security, reliability or operability of the bulk electric power system, national economic security, and public health and safety. The fact that infrastructure facilities, such as power generation facilities and electric transmission or distribution facilities, are direct targets of, or potential indirect casualties of, an act of terror or war or cyber or physical attack (whether originating internal to Idaho Power or externally), may affect Idaho Power's operations by limiting the ability to generate, purchase, or transmit power. Idaho Power's electric transmission systems are part of an interconnected regional grid, and therefore, it faces the risk of causing or being subject to a long-term power outage due to grid disturbances or disruptions on a neighboring interconnected grid system. Cyber and physical threats and attacks can have cascading impacts that unfold with increasing speed across networks, information systems, and other technologies. Network, information systems, and technology-related events, including those caused by IDACORP or Idaho Power through process breakdowns, human error, security architecture or design vulnerabilities, or by third parties through cyber or physical security attacks, could result in a degradation or disruption in the energy grid and the services of the companies, as well as the ability to record, process, and report customer, business, and financial information. Physical or cyber attacks against key suppliers or service providers could have a similar effect on Idaho Power.

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

No security measures can completely shield Idaho Power's systems, infrastructure, and data from vulnerabilities to cyber attacks, human error, intrusions, or other catastrophic events that could result in their failure or reduced functionality, and ultimately the potential loss of sensitive information or the loss of Idaho Power's ability to fulfill critical business functions and provide reliable electric power to customers. Despite the steps Idaho Power may take to detect, mitigate, or eliminate threats and respond to security incidents, the techniques used by those who seek to obtain unauthorized access, and possibly disable or sabotage systems or abscond with information and data, change frequently and Idaho Power may not be able to protect against all such actions. Idaho Power actively monitors developments in the area of cybersecurity and is involved in various related government and industry groups, and the company’s board receives security updates at least quarterly. Although Idaho Power continues to make investments in its cybersecurity program, including personnel, technologies, and training of personnel, there can be no assurance that these systems or their expected functionality will be implemented, maintained, or expanded effectively; nor can security measures completely eliminate the possibility of a cybersecurity breach. Further, the implementation of security guidelines and measures has resulted in, and Idaho Power expects to continue to result in, increased costs.

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

Changes in capital expenditures for infrastructure and the risks associated with permitting and construction of utility infrastructure can significantly affect IDACORP's and Idaho Power's financial condition and results of operations. Idaho Power’s business is capital intensive and requires significant investments in power supply, transmission, and distribution infrastructure. A significant portion of Idaho Power’s facilities were constructed many years ago, and thus require periodic upgrades and frequent maintenance. Also, short-term and long-term anticipated increases in both the number of customers and the demand for energy require expansion and reinforcement of that infrastructure as described in Idaho Power's 2021 IRP. Idaho Power is not only in the permitting process for two high-voltage transmission line projects, but has also entered into contracts to purchase, own, and operate 180 megawatts of battery storage assets as well as issued a request for proposals for new resources, which are intended to help meet increasing customer energy demands. Idaho Power expects significant investment in capital improvements and expenditures for infrastructure projects that are subject to usual permitting and construction risks that can adversely affect project costs and the completion time. These risks include, as examples:

•the ability to timely obtain labor or materials at reasonable costs;
•defaults and delays by suppliers and contractors, including delays for specialty equipment that require significant lead times;
•increases in price and limitations on availability of commodities, materials, and equipment;
•imposition of tariffs on commodities, materials, and equipment sourced by foreign providers;
•equipment, engineering, and design failures;
•credit quality of counterparties and suppliers and their ability to meet financial and operational commitments;
•unexpected environmental and geological problems;
•the effects of adverse weather conditions;
•catastrophic events, natural disasters, epidemics, pandemics and other public health or disruptive events that could result in supply chain disruptions, as well as permitting and construction delays;
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

Demand for power could exceed forecasted supply, resulting in deliverability risks and increased costs for purchasing capacity in the market or acquiring or constructing additional generation resources and battery storage facilities. Idaho Power's 2021 IRP identified a low-cost preferred resource portfolio and action plan for the next 20-year period that includes adding substantial renewable resources and ending participation in the remaining coal-fired units by the end of 2028. As Idaho Power implements the IRP's action plan, which also advances its goal to provide 100 percent clean energy by 2045, it remains obligated to provide reliable and affordable energy to its customers, but there are certain potential deliverability and cost risks associated with this transition. These risks include, but are not limited to, (1) the failure to timely obtain or construct additional resources to meet forecast needs related to load growth and coal exits, (2) increased renewable energy generation presenting risks of uncertainty and variability that could be further compounded as neighboring systems transition towards increasing levels of renewable resources, and (3) increased potential resource volatility due to changes in the energy market. During peak periods, power demand could exceed Idaho Power’s forecasted available generation capacity, particularly if Idaho Power’s power plants are not performing as anticipated and additional resources and battery storage are not acquired as needed to meet demand. Competitive market forces or adverse regulatory actions may require Idaho Power to purchase capacity and energy from the market, if such resources are even available for purchase, or build additional resources to meet customers’ energy needs in an expedited manner. If that occurs, Idaho Power may be unable to recover these additional costs and could experience a lag between when costs are incurred and when regulators permit recovery in customers’ rates, which could have negative impacts on operations and cash flows.

Factors contributing to lower hydropower generation can increase costs and negatively impact IDACORP's and Idaho Power's financial condition and results of operations. Idaho Power derives a significant portion of its power supply from its hydropower facilities. During both 2022 and 2021, 48 percent of Idaho Power's electric power from Idaho Power-owned generation was from hydropower facilities. Due to Idaho Power’s heavy reliance on hydropower generation, the impacts of climate change and factors such as precipitation and snowpack, the timing of run-off, and the availability of water in the Snake River Basin can significantly affect its operations. The combination of a long-term trend of declining Snake River base flows, over-appropriation of water, and periods of drought have led to water rights disputes and proceedings among surface water and ground water irrigators and the State of Idaho. Recharging the Eastern Snake Plain Aquifer by diverting surface water to porous locations and permitting it to sink into the aquifer is one approach to the over-appropriation dispute. Diversions from the Snake River for aquifer recharge or the loss of water rights reduce Snake River flows available for hydropower generation. When hydropower generation is reduced, Idaho Power must increase its use of more expensive thermal generating resources and market power purchases; therefore, costs increase and opportunities for wholesale energy sales are reduced, reducing revenues and potentially earnings. Through its power cost adjustment mechanisms, Idaho Power expects to recover most (but not all) of the increase in net power supply costs caused by lower hydropower generation. The timing of recovery of the increased costs, however, may not occur until the subsequent power cost adjustment year, adversely affecting cash flows and liquidity.

Idaho Power’s use of coal and natural gas to fuel power generation facilities exposes it to commodity availability and price risk, which can adversely affect IDACORP's and Idaho Power's results of operations and financial condition. As part of its normal business operations, Idaho Power purchases coal and natural gas in the open market or under short-term or long-term contracts, often with variable pricing terms. Market prices for coal and natural gas are volatile and influenced by factors impacting supply and demand such as weather conditions, the adequacy and type of generating capacity, fuel transportation availability, economic conditions, regulations related to GHG emissions, changes in technology, moratoriums on federally leased coal, and increases in coal lease costs. Natural gas transportation to Idaho Power's three natural gas plants is limited to one primary pipeline, presenting a heightened possibility of supply constraint and disruptions separate from the risk of counterparty default. Idaho Power's current coal supply arrangements are under long-term contracts for coal originating in Wyoming, Utah, and Colorado, and thus Idaho Power is exposed to risk of disruption of coal production in, or transportation from, those regions. Idaho Power may from time to time enter into new, or renegotiate, these contracts but can provide no assurance that such contracts will be negotiated or renegotiated on satisfactory terms, or at all. There also can be no assurance that counterparties to the natural gas or coal supply agreements will fulfill their obligations to supply natural gas or coal, and they may experience regulatory, financial, or technical problems or unforeseeable events that inhibit their ability to deliver natural gas or coal. Disruptions in transportation of fuel and defaults by coal and natural gas suppliers may cause Idaho Power to seek alternative, and potentially more costly, sources of fuel or rely on other generation sources or wholesale market power purchases. Idaho Power's failure to provide service due to such disruptions may also result in fines, penalties, or cost disallowances through the regulatory process. Idaho Power may not be able to fully or timely recover these increased costs through rates and power cost adjustment mechanisms, which may adversely affect IDACORP's and Idaho Power's financial condition and results of operations.

Idaho Power’s power supply, transmission, and distribution facilities are subject to numerous operational risks unique to it and its industry, including circumstances causing power outages, injuries and property damage, loss of life, and fires. Operating risks associated with Idaho Power's power supply, transmission, and distribution facilities include equipment failures, volatility in fuel and transportation pricing, interruptions in fuel supplies, increased regulatory compliance costs, changes necessitated by environmental legislation or litigation, labor disputes or attrition, accidents and workforce safety matters, environmental damage, property damage, wildfires, acts of terrorism or war or sabotage (both cyber and asset-based), the loss of cost-effective disposal options for solid waste such as coal ash, operator error, and the occurrence of catastrophic events at the facilities. Diminished availability or performance of those facilities could result in reduced customer satisfaction, reputational harm, liability to third parties (including tort liability), and regulatory inquiries and fines. Operation of Idaho Power's owned and co-owned generating stations below expected capacity levels, or unplanned outages at these stations, could cause reduced energy output and lower efficiency levels and result in lost revenues and increased expenses for alternative fuels or wholesale market power purchases. Further, during high-load periods the transmission system in Idaho Power's service area is constrained, limiting the ability to transmit electric energy within the service area and access electric energy from outside the service area. Idaho Power's transmission facilities are also interconnected with those of third parties, and thus operation of Idaho Power's and third-parties' facilities could be adversely affected by unexpected or uncontrollable events. These transmission constraints and events could result in failure to provide reliable service to customers and the inability to deliver energy from generating facilities to the power grid, and the inability to access lower cost sources of electric energy. Idaho Power also enters into agreements with third-party contractors to perform work on its power supply, transmission, and distribution facilities, and may in some circumstances retain liability for the quality and completion of those contractors’ work, potentially subjecting Idaho Power to penalties, liability for personal injury, loss of life, or property damage, reputational harm, or enforcement actions or liability if a contractor violates applicable laws, rules, regulations, or orders.

Accidents, acts of terrorism or war, electrical contacts, fires, explosions, catastrophic failures, general system damage or dysfunction, intentional acts of destruction, uncontrolled release of water from hydropower dams, and other unplanned events related to Idaho Power's infrastructure would increase repair costs and may expose Idaho Power to liability for personal injury, loss of life, and property damage. Fires alleged to have been caused by Idaho Power's transmission, distribution, or generation infrastructure, or that allegedly result from Idaho Power’s or its contractors’ operating or maintenance practices, could also expose Idaho Power to claims for fire suppression and clean-up costs, evacuation costs, fines and penalties, and liability for economic damages, personal injury, loss of life, property damage, and environmental pollution, whether based on claims of negligence, trespass, or otherwise. The risk of wildfires is exacerbated in forested areas where beetle infestations and rising tree mortality rates have caused a significant increase in the quantity of standing dead and dying timber, increasing the risk that such trees may fall from either inside or outside our right-of-way into a powerline igniting a fire and increasing the magnitude of fires. A significant number of urban-wildland interfaces in and near Idaho Power's service area, and commonly hot, dry summer conditions that may worsen as a result of climate change, increase the likelihood and magnitude of damages that may be caused by fires burning into or allegedly originating from utility equipment. Further, there has been an increasing trend in the degree of annual destruction from wildfires in the western United States. Idaho Power maintains insurance coverage for such operating and event risks, but insurance coverage is subject to the terms and limitations of the available policies and may not be sufficient in amount to cover Idaho Power’s ultimate liability. Coverage limits within wildfire insurance policies could result in material self-insured costs in the event there are fires that are deemed to be separate occurrences covered by self-insured retention amounts under the terms of Idaho Power’s insurance policies. Idaho Power or its contractors and customers could also experience coverage reductions and increased wildfire insurance costs in future years. Idaho Power may be unable to fully recover costs in excess of insurance through customer rates or regulatory mechanisms and, even if such recovery is possible, it could take several years to collect. If the amount of insurance is insufficient or otherwise unavailable, and if Idaho Power is unable to fully recover in rates the costs of uninsured losses, IDACORP’s and Idaho Power’s financial condition, results of operations, or cash flows could be materially affected.

Purchases of power from renewable energy projects, and integration of power generated from those projects into Idaho Power's system, may increase costs and decrease system reliability, and adversely affect Idaho Power's and IDACORP's results of operations and financial condition. An abundance of intermittent, non-dispatchable generation from renewable energy projects interconnected with Idaho Power's system has had an impact on the operation of Idaho Power's generation plants, system reliability, power supply costs, and the wholesale power markets. Idaho Power is generally obligated under federal law to purchase power from certain renewable energy projects, regardless of the then-current load demand, availability of lower cost generation resources, or wholesale energy market prices. As of December 31, 2022, Idaho Power had federally-mandated contracts to purchase energy from 129 on-line projects with third parties. This increases the likelihood and frequency that Idaho Power will be required to reduce output from its lower-cost hydropower and fossil fuel-fired generation resources, which in turn increases power purchase costs and customer rates and impacts Idaho Power's ability to invest in additional generation and earn a reasonable return on rate base in the future. Further, balancing load and generation from Idaho Power's power generation portfolio is challenging, and Idaho Power expects that its operational and infrastructure costs will continue to increase as a result of its efforts to integrate intermittent, non-dispatchable generation from a large number of renewable energy projects. If Idaho Power is unable to timely recover those costs through its rates, power cost adjustment mechanisms, or otherwise, those increased costs may negatively affect IDACORP's and Idaho Power's results of operations, financial condition, and cash flows.

IDACORP's and Idaho Power's activities are concentrated in one industry and in one region, which exposes it to risks from lack of diversification, regional economic conditions, and regional legislation and regulation. IDACORP and Idaho Power do not have diversified operations or sources of revenue. Idaho Power comprises the bulk of IDACORP's operations, and Idaho Power's business is concentrated solely in the electric power industry. Furthermore, Idaho Power's provision of electric service to retail customers is conducted exclusively in its southern Idaho and eastern Oregon service area. As a result, IDACORP's and Idaho Power's future performance, revenues, and collectability of revenues, as well as expenses, will be affected by regional economic conditions, regulatory and legislative activity, weather conditions, and other events and conditions in its service area and in the electric power industry.

The impacts of a retiring workforce with specialized utility-specific functions and the inability to hire qualified third-party vendors could increase costs and adversely affect IDACORP's and Idaho Power's financial condition and results of operations. Idaho Power’s operations require a skilled workforce to perform specialized utility functions. Many of these positions, such as linemen, grid operators, engineering and design personnel, and generation plant operators, require extensive, specialized training. Idaho Power does not have employment contracts with its officers or key employees and cannot guarantee that any member of its management or any key employee at the IDACORP parent or any subsidiary level will continue to serve in any capacity for any particular period of time. Employee retention and recruitment may also be negatively impacted by more flexible remote work opportunities, higher pay offered by other employers, or lower cost of living in other areas. The loss of skills and institutional knowledge of experienced employees, the failure to foster an innovative, inclusive, equitable, and diverse environment in order to hire appropriately qualified employees, the costs associated with attracting, training, and retaining such employees to replace an aging and skilled workforce or the inability to do so, and the operational and financial costs of unionization or the attempt to unionize all or part of the companies’ workforce, could have a negative effect on IDACORP's and Idaho Power's financial condition and results of operations. Idaho Power could incur increased costs due to such turnover due to a loss of knowledge, errors due to inexperienced employees or substantial training time, loss of productivity, and increased safety compliance issues.

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

IDACORP's and Idaho Power’s businesses are subject to an extensive set of environmental laws, rules, and regulations, which could impact their operations and costs of operations, potentially rendering some generating units uneconomical to maintain or operate, and could increase the costs and alter the timing of major projects. IDACORP's and Idaho Power's operations are subject to a number of federal, state, and local environmental statutes, rules, and regulations relating to climate change, air and water quality, natural resources, endangered species and wildlife, renewable energy, and health and safety. Many of these laws and regulations are described in Part II - Item 7 - MD&A - "Environmental Matters” in this report. These laws and regulations generally require IDACORP and Idaho Power to obtain and comply with a wide variety of environmental licenses, permits, and other approvals, including through substantial investment in pollution controls, and may be enforced by both public officials and private individuals. Some of these regulations are pending, changing, or subject to interpretation, and failure to comply may result in penalties, mandatory operational changes, and other adverse consequences, including costs associated with defending against claims by governmental authorities or private parties and complying with new operating requirements. Idaho Power devotes significant resources to environmental monitoring, pollution control equipment, and mitigation projects to comply with existing and anticipated environmental regulations. However, it is possible that federal, state and local authorities could attempt to enforce more stringent standards, stricter regulation, and more expansive application of environmental regulations.

Environmental regulations have created the need for Idaho Power to install new pollution control equipment at, and may cause Idaho Power to perform environmental remediation on, its owned and co-owned power generation facilities, often at a substantial cost. Compliance with environmental regulations can significantly increase capital spending, operating costs, and plant outages, and can negatively affect the affordability of Idaho Power's services for customers. Idaho Power cannot predict with certainty the amount and timing of all future expenditures necessary to comply with these environmental laws and regulations, although Idaho Power expects the expenditures could be substantial. In some cases, the costs to obtain permits and ensure facilities are in compliance may be prohibitively expensive. If the costs of compliance with new regulations renders the generating facilities uneconomical to maintain or operate, Idaho Power would need to identify alternative resources for power, potentially in the form of new generation and transmission facilities, market power purchases, demand-side management programs, or a combination of these and other methods. Furthermore, Idaho Power may not be able to obtain or maintain all environmental regulatory approvals necessary for operation of its existing infrastructure or construction of new infrastructure.

In addition, some environmental regulations are currently subject to litigation and not yet final. As a result of this uncertainty, approaches to comply with the regulations, including available control technologies or other allowed compliance measures, are unpredictable and Idaho Power cannot foresee the potential impacts these regulations would have on Idaho Power's operations or financial condition. In 2019, Idaho Power announced its long-term goal to serve customers with 100 percent clean energy by 2045, and Idaho Power has short-term and medium-term goals for CO2 emission reductions, which could impact infrastructure resource decisions and costs. Idaho Power's ability to achieve these targets are subject to a number of risks and uncertainties, including the company's regulatory obligation to serve its customers, the availability and cost of new generation resources, legal and permitting requirements, system operation and energy integration, grid balancing, among others. Additionally, Idaho Power is not guaranteed timely or full recovery through customer rates of costs associated with environmental regulations, environmental compliance, its clean energy initiatives, plant closures, or clean-up of contamination. If there is a delay in obtaining any required environmental regulatory approval or if Idaho Power fails to obtain, maintain, or comply with any such approval, construction and/or operation of Idaho Power's generation or transmission facilities could be delayed, halted, terminated, or subjected to additional costs. For further discussion of environmental matters that may affect Idaho Power, see "Environmental Matters" in Item 7 - MD&A in this report.

Obligations imposed in connection with hydropower license renewals and permitting may require large capital expenditures, increase operating costs, reduce hydropower generation, and negatively affect IDACORP's or Idaho Power's results of operations and financial condition. For the last several years, Idaho Power has been engaged in an effort to renew its federal license for its largest hydropower generation source, the Hells Canyon Complex (HCC). Relicensing and ongoing permitting requirements include an extensive public review process that involves numerous natural resource issues and environmental conditions. The existence of endangered and threatened species in the watershed may result in major operational changes to the region’s hydropower projects, which may be reflected in hydropower licenses, including for the HCC and the American Falls facility. In addition, new interpretations of existing laws and regulations could be adopted or become applicable to hydropower facilities, which could further increase required expenditures for marine life recovery and endangered species protection and reduce the amount of hydropower generation available to meet Idaho Power’s generation requirements. Idaho Power cannot predict the requirements that might be imposed during the relicensing and permitting process, the financial impact of those requirements, whether a new multi-year license will ultimately be issued, and whether the IPUC or OPUC will allow recovery through rates of the substantial costs incurred in connection with the licensing process and subsequent compliance. Imposition of onerous conditions in the relicensing and permitting processes could result in Idaho Power incurring significant capital expenditures, increase operating costs (including power purchase costs), and reduce hydropower generation, which could negatively affect results of operations and financial condition.

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

Changes in accounting standards or rules may impact IDACORP's and Idaho Power's financial results and disclosures. The Financial Accounting Standards Board and the U.S. Securities and Exchange Commission have made and may continue to make changes to accounting standards that impact presentation and disclosures of financial condition and results of operations. Further, new accounting orders issued by the FERC could significantly impact IDACORP's and Idaho Power's reported financial condition. IDACORP and Idaho Power do not have any control over the impact these changes may have on their financial conditions or results of operations nor the timing of such changes. Idaho Power meets the requirements under accounting principles generally accepted in the United States of America to reflect the impact of regulatory decisions in its financial statements and to defer certain costs as regulatory assets until those costs are collected in rates, and to defer some items as regulatory liabilities. If recovery of these amounts ceases to be probable, if Idaho Power determines that it no longer meets the criteria for applying regulatory accounting or if accounting rules change to no longer provide for regulatory assets and liabilities, Idaho Power could be required to eliminate some or all of those regulatory assets or liabilities. Any of these circumstances could result in write-offs and have a material effect on IDACORP's and Idaho Power’s financial condition and results of operations.

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

Idaho Power is required to obtain regulatory approval in Idaho, Oregon, and Wyoming in order to borrow money or to issue securities and is therefore dependent on the public utility commissions of those states to issue favorable orders in a timely manner to permit them to finance their operations, capital expenditures, and debt maturities. IDACORP's and Idaho Power's credit facilities consist of revolving lines of credit not to exceed an aggregate principal amount outstanding at any one time of $100 million and $300 million, respectively (Credit Facilities). The Credit Facilities include financial covenants that limit the amount of debt that can be outstanding as a percentage of total capital, and Idaho Power's long-term debt has also been issued under an indenture that contains a number of financial covenants. The companies must also make specified representations in connection with requests for loans and it is possible that they may be unable to do so at the time of such request, which would limit or eliminate the obligation of the banks to provide loans. Failure to maintain these representations and covenants could preclude IDACORP and Idaho Power from issuing commercial paper, borrowing under their Credit Facilities, or issuing long-term debt, and could trigger a default and repayment obligation under debt instruments, which could limit their ability to pursue certain projects, acquisitions, or improvements, to support future growth, and adversely impact IDACORP's and Idaho Power's financial condition, results of operations, and liquidity.

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

Stakeholder actions and increased regulatory activity related to ESG matters, particularly global climate change and reducing GHG emissions, could negatively impact IDACORP and Idaho Power. The power and gas utility industry is facing increasing stakeholder scrutiny related to ESG matters. Recently, Idaho Power has seen a rise in certain stakeholders, such as investors, customers, employees, and lenders, placing increasing importance on the impact and social cost associated with climate change. GHG emissions, including, most significantly CO2, could be further restricted in the future in response to additional state and federal regulatory requirements, increased scrutiny, and changing stakeholder expectations with respect to environmental and climate change programs, judicial decisions, and international accords. If new emissions reduction rules were to become effective, they could result in significant additional compliance costs that could negatively impact Idaho Power's future financial position, results of operations, and cash flows if such costs are not timely recovered through regulated rates. Moreover, the possibility exists that stricter laws, regulations, or enforcement policies could significantly increase compliance costs and the cost of any remediation that may become necessary. In addition, the increasing focus on climate change and stricter regulatory and legal requirements may result in Idaho Power facing adverse reputational risks associated with certain of its operations producing GHG emissions. If Idaho Power is unable to satisfy the increasing climate-related expectations of certain stakeholders, IDACORP and Idaho Power may suffer reputational harm, which could cause IDACORP’s stock price to decrease or cause certain investors and financial institutions not to purchase the companies’ debt securities or otherwise provide the companies with capital or credit on favorable terms, which may cause IDACORP’s and Idaho Power’s cost of capital to increase.

Idaho Power’s energy risk management policy and programs relating to economically hedging commodity exposures and credit risk may not always perform as intended, and as a result, IDACORP and Idaho Power may suffer losses. Idaho Power enters into transactions to buy and sell power, natural gas, and transmission service, enters into transactions to hedge its positions in coal, natural gas, power, and other commodities, and enters into economic hedge transactions to mitigate in part exposure to variable commodity prices. IDACORP and Idaho Power could recognize losses as a result of volatility in the market value of these contracts or if a counterparty fails to perform. The derivative instruments used for hedging might not offset the underlying exposure being mitigated as intended, due to pricing inefficiencies or other terms of the derivative instruments, and any such failure to mitigate exposure could result in losses. Certain of Idaho Power's purchase or sale, hedging, and derivative agreements may result in the receipt of, or posting of, collateral with counterparties. Fluctuations in commodity prices that lead to the posting of collateral with counterparties negatively impact liquidity, and downgrades in Idaho

Power's credit ratings may lead to additional collateral posting requirements. In 2022, Idaho Power recorded gains on economic hedges of $68.5 million, compared with $12.1 million of gains in 2021. The change in the magnitude of the gain is reflective of an increased volume of transactions, as well as high volatility in prices. At times, Idaho Power’s energy risk management policy results in Idaho Power entering into economic hedges in an environment where prices are high, and if prices are lower at the time the economic hedge settles, Idaho Power will record losses on the economic hedges. Depending on the volume of economic hedges and the degree of price volatility, those losses can be substantial, and the power cost adjustment mechanisms generally provide that Idaho Power will incur a portion of those losses. Forecasts of future fuel needs and loads and available resources to meet those loads are inherently uncertain and may cause Idaho Power to over- or under-hedge actual resource needs, exposing the company to market risk on the over- or under-hedged position. To the extent that commodity markets are illiquid, Idaho Power may not be able to execute its risk management strategies, which could result in undesired over-exposure to unhedged positions that Idaho Power may not be able to collect in customer rates. The FERC may take action to limit volatility in the energy market by imposing price limits or other market restrictions to control market-based rate sales, which could adversely affect the companies' financial results. As a result, risk management actions, or the failure or inability to manage commodity availability and price and counterparty risk, may adversely affect IDACORP’s and Idaho Power’s financial condition and results of operations. Idaho Power has additional indirect credit exposures to financial institutions in the form of letters of credit provided as security by power suppliers under various purchased power contracts and by vendors for infrastructure development projects. If any of the credit ratings of the letter of credit issuers were to drop below investment grade, the vendor or supplier would need to replace the security with an acceptable substitute, which may be impracticable and may expose Idaho Power to losses resulting from a vendor or supplier default. If the security were not replaced, the party could be in default under the contract and Idaho Power's remedies for default may be inadequate to fully compensate Idaho Power for its losses. Further, the bankruptcy or insolvency of a counterparty to commodity or other transactions could impair Idaho Power’s ability to collect amounts receivable from those counterparties, potentially including the ability to collect or retain collateral posted by a counterparty.

Idaho Power is a participant in the energy markets, including the energy imbalance market in the western United States (Western EIM), and engages in direct and indirect power purchase and sale transactions in connection with that participation. The Western EIM has collateral posting requirements based on established credit criteria, but there is no assurance the collateral will be sufficient to cover obligations that counterparties may owe each other in the Western EIM and any such credit losses could be socialized to all Western EIM participants, including Idaho Power. A significant failure of a participant in the Western EIM to make payments when due on its obligations could have a ripple effect on various Idaho Power counterparties in the power, gas, and derivative markets if those counterparties experience ancillary liquidity issues, and could generally result in a decline in the ability of Idaho Power’s counterparties to perform on their obligations.

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

If the assumptions underlying coal mine reclamation at Bridger Coal Company and related forecast trust fund growth are materially inaccurate, Idaho Power’s costs could be greater than anticipated or be incurred sooner than anticipated. Bridger Coal Company (BCC), a subsidiary of Idaho Power located in the state of Wyoming, uses surface mining to extract coal to be used for power generation at the Jim Bridger power plant. The federal Surface Mining Control and Reclamation Act and state laws and regulations establish operational, reclamation, bonding, and closure obligations and standards for mining of coal. BCC’s estimate of reclamation liability and bonding obligations is reviewed periodically by Idaho Power’s management committee, audit committee of the board of directors, external and internal auditors, and by government regulators. Idaho Power funds a trust and posts collateral in the form of a surety bond purchased jointly with the co-owner of BCC to cover such projected mine reclamation costs pursuant to the laws of the state of Wyoming. The trust funds are invested in debt and equity securities and poor performance of these investments would reduce the amount of funds available for their intended purpose, which could require Idaho Power to make additional cash contributions. If actual costs related to those obligations exceed estimates, government regulations relating to those obligations change significantly or unexpected cash funding obligations are required, IDACORP’s and Idaho Power’s results of operations and financial condition could be adversely affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Idaho Power's properties consist of the physical assets necessary to support its utility operations, which include generation, transmission, and distribution facilities. In addition to these physical assets, Idaho Power has rights-of-way and water rights that enable it to use its facilities. Idaho Power’s system is composed of 17 hydropower generating plants located in southern Idaho and eastern Oregon, three natural gas-fired plants in southern Idaho, and interests in two coal-fired steam electric generating plants located in Wyoming and Nevada. As of December 31, 2022, the system also includes approximately 4,832 pole-miles of high-voltage transmission lines, 23 step-up transmission substations located at power plants, 21 transmission substations, 11 switching stations, 30 mixed-use transmission and distribution substations, 189 energized distribution substations (excluding mobile substations and dispatch centers), and approximately 29,384 pole-miles of distribution lines.

Idaho Power holds Federal Energy Regulatory Commission licenses for all of its hydropower projects that are subject to federal licensing. Relicensing of Idaho Power’s hydropower projects is discussed in Part II - Item 7 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Matters – Relicensing of Hydropower Projects" in this report.

IDACORP's and Idaho Power's headquarters are located in Boise, Idaho. The corporate headquarters campus consists of approximately 305,741 square feet of owned office space. Excluding Idaho Power's power generation facilities and substations, Idaho Power owns an additional 1,168,813 square feet of office, warehouse, and industrial space to support its operations in Idaho and Oregon.

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

Through Idaho Energy Resources Co., Idaho Power owns a one-third interest in Bridger Coal Company and coal leases near the Jim Bridger power plant in Wyoming from which coal is mined and supplied to the plant. Ida-West Energy Company holds 50-percent interests in nine hydropower plants that have a total nameplate capacity of 44 MW. These plants are located in Idaho and California.

Idaho Power's hydropower projects and other owned and co-owned generating facilities and their nameplate capacities, as of the date of this report, are included in the table below.

Project	Nameplate Capacity (Kilowatt)(1)	License Expiration
Hydropower Projects:
Properties Subject to Federal Licenses:
Lower Salmon	60,000	2034
Bliss	75,038	2034
Upper Salmon	34,500	2034
Shoshone Falls	14,729	2040
CJ Strike	82,800	2034
Upper Malad - Lower Malad	21,770	2035
Brownlee - Oxbow - Hells Canyon (Hells Canyon Complex)	1,256,501	2005	(2)
Swan Falls	27,170	2042
American Falls	92,340	2025
Cascade	12,420	2031
Milner	59,448	2038
Twin Falls	52,898	2040
Other Hydropower:
Clear Lake - Thousand Springs	9,300
Total Hydropower	1,798,914
Steam and Other Generating Plants:
Jim Bridger (coal-fired)(3)	775,286
North Valmy Unit 2 (coal-fired)(3)(4)	144,900
Danskin (gas-fired)	270,900
Langley Gulch (gas-fired)	318,453
Bennett Mountain (gas-fired)	172,800
Salmon (diesel-internal combustion)	5,000
Total Steam and Other	1,687,339
Total Generation	3,486,253
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

IDACORP’s common stock, without par value, is traded on the New York Stock Exchange under the trading symbol "IDA". On February 10, 2023, there were 7,447 holders of record of IDACORP common stock. The outstanding shares of Idaho Power’s common stock, $2.50 par value, are held by IDACORP and are not traded. IDACORP became the holding company of Idaho Power on October 1, 1998.

For information regarding IDACORP's dividend policy, see Part II - Item 7 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Dividends" in this report. For information relating to restrictions on dividends see, Note 6 - "Common Stock" to the consolidated financial statements in this report.

IDACORP did not repurchase any shares of its common stock during the fourth quarter of 2022.

Performance Graph

The graph below shows a comparison of the five-year cumulative total shareholder return for IDACORP common stock, the S&P 500 Index, and the Edison Electric Institute (EEI) Electric Utilities Index. The data assumes that $100 was invested on December 31, 2017, with beginning-of-period weighting of the peer group indices (based on market capitalization) and monthly compounding of returns.

Comparison of Cumulative Total Return
$100 Invested December 31, 2017

IDACORP, Inc.
S&P 500 Index
EEI Electric Utilities Index
$200
$175
$150
$125
$100
$75
2017
2018
2019
2020
2021
2022
Period Ending December 31

    Source: Bloomberg and EEI

	2017	2018	2019	2020	2021	2022
IDACORP	$100.00	$104.56	$123.06	$113.86	$138.29	$135.44
S&P 500	100.00	95.61	125.71	148.83	191.51	156.79
EEI Electric Utilities Index	100.00	103.67	130.41	128.89	150.96	152.70

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in this report, the general financial condition and results of operations for IDACORP and its subsidiaries and Idaho Power and its subsidiary are discussed. The discussion of IDACORP's and Idaho Power's general financial condition and results of operations for 2021 compared with 2020 can be found in their Annual Report on Form 10-K for the year ended December 31, 2021. See Part II - Item 7 - MD&A in that report for further information on the companies' prior period results of operations. While reading the MD&A, please refer to the accompanying consolidated financial statements of IDACORP and Idaho Power. Also refer to "Cautionary Note Regarding Forward-Looking Statements" and Part I - Item 1A - "Risk Factors" in this report for important information regarding forward-looking statements made in this MD&A and elsewhere in this report.

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

Idaho Power is the parent of Idaho Energy Resources Co. (IERCo), a joint venturer in Bridger Coal Company (BCC), which mines and supplies coal to the Jim Bridger power plant (Jim Bridger plant) owned in part by Idaho Power. IDACORP’s other notable subsidiaries include IDACORP Financial Services, Inc., an investor in affordable housing and other real estate tax credit investments; and Ida-West Energy Company, an operator of small hydropower generation projects that satisfy the requirements of the Public Utility Regulatory Policies Act of 1978 (PURPA).

EXECUTIVE OVERVIEW

IDACORP is committed to its focus on competitive total returns and generating long-term value for shareholders. IDACORP’s business strategy emphasizes Idaho Power as IDACORP’s core business, since Idaho Power’s regulated electric utility operations are the primary driver of IDACORP’s operating results. This strategy is described in Part I, Item 1 - "Business - Business Strategy" of this report. Examples of IDACORP's and Idaho Power's achievements, notable events, milestones, and recognitions during 2022 include:

•IDACORP achieved net income growth for a fifteenth consecutive year;
•IDACORP increased its quarterly common stock dividend to $0.79 per share from $0.75 per share, as a part of a 163 percent increase in quarterly dividends approved over the last eleven years;
•Idaho Power's customer count grew 2.4 percent in 2022;
•In 2022, Idaho Power sold 15,822 megawatt-hours (MWh) of power to retail customers, the highest in its history;
•Idaho Power set a new winter system peak demand of 2,574 megawatts (MW) on December 19, 2022, and again on December 22, 2022, with 2,604 MW of demand, exceeding the previous winter high of 2,527 MW set on January 6, 2017;
•Amid unprecedented retail customer usage and demand in 2022, Idaho Power’s reliability metrics were among the best in company history and Idaho Power provided uninterrupted service to its retail customers 99.97 percent of the time;
•In 2022, Idaho Power ranked 6th highest in customer satisfaction among 92 investor-owned utilities, as rated by an independent third party customer satisfaction study;
•As part of its “Clean Today. Cleaner Tomorrow.®” goal and in alignment with its 2021 IRP, Idaho Power obtained regulatory approval to accelerate depreciation for its co-owned Jim Bridger plant, reflecting Idaho Power’s plan to exit all coal-fired generation by 2028; and
•To reliably serve growing customer demand, Idaho Power has undertaken a substantial capital program for new capacity and energy resources, and in 2022 began constructing two sizeable utility-scale battery storage facilities while conducting requests for proposals (RFPs) for additional resources.

Summary of 2022 Financial Results

The following is a summary of Idaho Power's net income, net income attributable to IDACORP, and IDACORP's earnings per diluted share for the years ended December 31, 2022, 2021, and 2020 (in thousands, except earnings per share amounts):

	Year Ended December 31,
	2022	2021	2020
Idaho Power net income	$254,867	$243,225	$233,235
Net income attributable to IDACORP, Inc.	$258,982	$245,550	$237,417
Average outstanding shares – diluted (000’s)	50,699	50,645	50,572
IDACORP, Inc. earnings per diluted share	$5.11	$4.85	$4.69

The table below provides a reconciliation of net income attributable to IDACORP for the year ended December 31, 2022, from the year ended December 31, 2021 (items are in millions and are before tax unless otherwise noted):

Net income attributable to IDACORP, Inc. - December 31, 2021		$245.6
Increase (decrease) in Idaho Power net income:
Customer growth, net of associated power supply costs and power cost adjustment mechanisms	12.1
Usage per retail customer, net of associated power supply costs and power cost adjustment mechanisms	8.8
Idaho fixed cost adjustment (FCA) revenues	(12.7)
Retail revenues per MWh, net of associated power supply costs and power cost adjustment mechanisms	24.4
Transmission wheeling-related revenues	12.5
Other operations and maintenance (O&M) expenses	(38.1)
Depreciation expense	5.4
Other changes in operating revenues and expenses, net	(14.8)
Decrease in Idaho Power operating income	(2.4)
Non-operating expense, net	15.7
Income tax expense	(1.7)
Total increase in Idaho Power net income		11.6
Other IDACORP changes (net of tax)		1.8
Net income attributable to IDACORP, Inc. - December 31, 2022		$259.0

IDACORP's net income increased $13.4 million for 2022 compared with 2021, due primarily to higher net income at Idaho Power.

Idaho Power's customer growth of 2.4 percent added $12.1 million to Idaho Power's operating income compared with 2021. Higher sales volumes on a per-customer basis increased operating income by $8.8 million in 2022 compared with 2021, as higher sales volumes on a per customer basis for residential, commercial, and industrial customers were partially offset by lower sales volumes on a per customer basis for irrigation customers. Warmer summer weather in Idaho Power's service area during the third quarter of 2022 and colder winter weather during the first and fourth quarters of 2022, compared with the same periods of 2021, led customers to use more energy per customer for cooling and heating. Greater precipitation during the spring of 2022, compared with the spring of 2021, reduced usage per irrigation customer for irrigation pumping by 9 percent in 2022 compared with 2021. The positive revenue impact of the increase in sales volumes per residential and small commercial customer was partially offset by the FCA mechanism, which decreased revenues in 2022 by $12.7 million compared with 2021.

The net increase in retail revenues per MWh, net of associated power supply costs and power cost adjustment mechanisms, increased operating income by $24.4 million in 2022 compared with 2021. This was due partially to changes in Idaho Power's customer sales mix, which includes separate rate tariffs based on customer class. To a greater extent, the net increase in retail revenues per MWh was due to the June 1, 2022 rate increase for Idaho Power’s Idaho retail customers related to an order from the IPUC that authorized Idaho Power to accelerate the depreciation on and recover through 2030 the net book value of coal-related assets at Idaho Power's jointly-owned Jim Bridger plant as of December 31, 2020, plus forecasted plant investments (Bridger Order). Idaho Power plans to cease participation in all coal-related operations at the Jim Bridger plant by 2028. Idaho

Power expects the Bridger Order to increase operating revenues, net depreciation expense, and income tax expense in future periods and estimates the impacts of the Bridger Order will increase net income by approximately $10 million in 2023. From 2023, Idaho Power expects the ongoing annual benefit to net income from the Bridger Order to decline each year through 2030, primarily due to the annual decline in Jim Bridger plant coal-related rate base, which Idaho Power expects to be fully depreciated by December 31, 2030. For more information on the Bridger Order, see "Regulatory Matters" in this MD&A.

During 2022, transmission wheeling-related revenues increased $12.5 million compared with 2021. Weather variations between the southwest United States and the Pacific Northwest and energy price volatility in the western United States led to price spreads between energy market hubs. The price spreads in 2022 increased wheeling activity across Idaho Power's transmission system for wheeling customers to access these markets. Also, Idaho Power's OATT rates increased 4 percent in October 2021 and 1 percent in October 2022, and Idaho Power saw a significant increase in transmission line-loss settlement rates and associated revenues in the fourth quarter of 2022 compared with the fourth quarter of 2021. In addition, two new long-term wheeling agreements executed in April 2021 contributed to increased wheeling volumes during the first three months of 2022 compared with the same period in 2021.

Other O&M expenses increased $38.1 million in 2022 compared with 2021, due partially to inflationary pressures on labor-related costs, professional services, and supplies. Also, maintenance activities at the Jim Bridger plant, Langley Gulch natural gas plant, Bennett Mountain natural gas plant, and American Falls hydropower project contributed to the increase in other O&M expenses in 2022 compared with 2021. Most of those maintenance activities are performed as scheduled maintenance, but not annually.

Depreciation expense decreased $5.4 million, due primarily to the impact of the Bridger Order, which resulted in Idaho Power recording the deferral of certain depreciation expense in the second quarter of 2022. This decrease was partially offset by higher utility plant in service in 2022, compared with 2021.

Other changes in operating revenues and expenses, net, decreased operating income by $14.8 million in 2022 compared with 2021, due primarily to the increase in net power supply expenses that were not deferred for future recovery in rates through Idaho Power's power cost adjustment mechanisms. Higher wholesale natural gas and power market prices in the western United States and higher energy usage by Idaho Power customers, combined with below-average generation from Idaho Power's hydroelectric facilities, increased Idaho Power's net power supply expenses in 2022.

Non-operating expense, net, decreased $15.7 million in 2022 compared with 2021. Allowance for funds used during construction (AFUDC) increased as the average construction work in progress balance was higher throughout 2022 compared with 2021. Also, interest income increased due to higher market interest rates, and investment income increased related to life insurance claims in the rabbi trust for Idaho Power's nonqualified defined benefit pension plans, in 2022 compared with 2021. In addition, costs recorded in 2021 related to an Idaho Power postretirement medical plan did not recur in 2022, as expected. These items were partially offset by higher interest expense on long-term debt in 2022 compared with 2021.

The $1.7 million increase in Idaho Power income tax expense in 2022 compared with 2021 was primarily due to greater 2022 pre-tax income.

2023 Initiatives and Strategy

IDACORP’s strategy is focused on four areas: growing financial strength, improving Idaho Power's core business, enhancing Idaho Power’s brand, and keeping employees safe and engaged. IDACORP's board of directors has reviewed and affirmed IDACORP’s long-term strategy. In executing on these four strategic cornerstones, IDACORP seeks to balance the interests of shareowners, Idaho Power customers, employees, and other stakeholders. Idaho Power is committed to working for strong, sustainable financial results by continuing to safely provide reliable, affordable, clean energy to its customers from diversified generation resources, including an increasingly clean portfolio of generation as Idaho Power works toward its “Clean Today. Cleaner Tomorrow®” goal of 100% clean energy by 2045. More specific information on IDACORP’s strategy is included in Item 1 – “Business,” in this report.

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

•Economic Conditions and Loads: Economic conditions impact consumer demand for energy, revenues, collectability of accounts, the volume of wholesale energy sales, and the need to construct and improve infrastructure, purchase power, and implement programs to meet customer load demands. In recent years, Idaho Power has seen significant growth in the number of customers in its service area. In 2022, Idaho Power's customer count grew by 2.4 percent. Reflective of that recent customer growth, Idaho Power sold 15,822 MWh of power to retail customers in 2022, the highest in its history, and Idaho Power reached a new winter system peak power demand of 2,604 MW on December 22, 2022. While current inflationary and volatile economic conditions could slow the rate of residential customer growth in the near-term, Idaho Power expects its number of customers and, to a greater extent its load due to anticipated commercial and industrial customer growth, to increase in the foreseeable future.

In 2022, Idaho Power began preparing its 2023 IRP, its 20-year forecast of power demand and supply options. As of the date of this report, the preliminary load forecast assumptions Idaho Power expects to use in the 2023 IRP are included in the table below. The 2023 preliminary IRP assumptions include significant large commercial and industrial additions in the 5-year forecasted annual growth rate, including potential load from new facilities recently announced by Meta Platforms, Inc. and Micron Technology, Inc. (Micron). For comparison purposes, the analogous average annual growth rates used in the prior two IRPs are included.

	5-Year Forecasted Annual Growth Rate		20-Year Forecasted Annual Growth Rate
	Retail Sales (Billed MWh)	Annual Peak (Peak Demand)	Retail Sales (Billed MWh)	Annual Peak (Peak Demand)
2023 IRP (preliminary)	5.5%	3.7%	2.2%	1.8%
2021 IRP	2.6%	2.1%	1.4%	1.4%
2019 IRP	1.3%	1.4%	1.0%	1.2%

Idaho Power believes that existing and sustained growth in customers, load, and peak demand for electricity, along with changes in the regional transmission markets that have constrained the availability of transmission outside Idaho Power’s service area to import energy during peak load periods, require that Idaho Power increase its investment in capacity resources, transmission, and distribution infrastructure. This includes the Boardman-to-Hemingway and Gateway West transmission projects, along with other capacity and energy resources contemplated by the resource procurements described in the "Rate Base Growth and Infrastructure Investment" section below in this MD&A.

In order to meet growth in its service area, Idaho Power relies on numerous vendors to provide goods and services. Economic conditions in 2021 and 2022 have resulted in supply chain constraints and inflationary cost increases. Those inflationary pressures have impacted not only external costs, but also Idaho Power's internal labor costs. Inflationary pressures on both external costs and internal labor costs were notable components of the increases in other O&M expenses in 2022 compared with 2021. Idaho Power also experienced significant increases in fuel costs during 2022, reflective of the economic environment. Idaho Power has taken measures to help ensure the availability of supply chain-constrained items that are needed to serve new and existing customers, such as ordering distribution transformers and other electrical apparatus in advance and from new suppliers. Idaho Power has also taken measures to help mitigate where possible cost increases through supplier diversity and contract negotiation, as it works to meet the demands of continued customer and load growth amid an uncertain national and global economic environment. Idaho Power also has an energy risk management and hedging process designed to mitigate some, but not all, of the price risk associated with volatile and elevated power supply and fuel costs.

•Rate Base Growth and Infrastructure Investment: The rates established by the IPUC, OPUC, and FERC are determined with the intent to provide an opportunity for Idaho Power to recover authorized operating expenses and depreciation and earn a reasonable return on “rate base.” Rate base is generally determined by reference to the original cost (net of accumulated depreciation) of utility plant in service and certain other assets, subject to various adjustments for deferred income taxes and other items. Over time, rate base is increased by additions to utility plant in service and reduced by depreciation, retirement, and write-off of utility plant. Idaho Power is pursuing significant enhancements to its utility infrastructure in an effort to maintain system reliability, ensure an adequate supply of electricity and capacity, and provide service to new customers. These infrastructure projects include major ongoing new transmission projects such as the Boardman-to-Hemingway and Gateway West projects, as well as utility-scale battery storage projects and other resource procurements. Idaho Power's existing hydropower and thermal generation facilities also require continuing upgrades and equipment replacement, and the company is undertaking a significant relicensing effort for the Hells Canyon Complex (HCC), its largest hydropower generation resource. Idaho Power intends to pursue timely inclusion of any significant completed capital projects into rate base as part of a future general rate case or other appropriate regulatory proceeding.

As noted previously, Idaho Power believes that existing and sustained growth in customers, load, and peak demand for electricity, along with transmission constraints, has created the need for Idaho Power to acquire significant generation and storage resources to meet energy and capacity needs over the next several years. While demand varies and is based on numerous factors, based on Idaho Power's analysis of its load and current resource balance, Idaho Power believes it will have resource capacity deficits for peak needs in each of the years from 2023 through 2027. Idaho Power spent $52 million in 2022 on new resource procurements, and expects to spend more than $600 million from 2023 through 2027 on resource additions to address projected energy and capacity deficits. For more information about forecasted capital expenditures and expected rate base growth, see the "Liquidity and Capital Resources" section of this MD&A.

•Regulation of Rates and Cost Recovery; General Rate Case Filing: The prices that Idaho Power is authorized to charge for its electric and transmission service is a critical factor in determining IDACORP's and Idaho Power's results of operations and financial condition. Those rates are established by state regulatory commissions and the FERC and are intended to allow Idaho Power an opportunity to recover its expenses and earn a reasonable return on investment. Idaho Power focuses on timely recovery of its costs through filings with its regulators, working to put in place innovative regulatory mechanisms, and prudent management of expenses and investments. Idaho Power has a regulatory settlement stipulation in Idaho that includes provisions for the accelerated amortization of accumulated deferred investment tax credits (ADITC) to help achieve a minimum 9.4 percent Idaho-jurisdiction return on year-end equity (Idaho ROE). The settlement stipulation also provides for the potential sharing between Idaho Power and its Idaho customers of Idaho-jurisdictional earnings in excess of 10.0 percent of Idaho ROE, which would adjust to the authorized return on equity determined in the next general rate case. The settlement stipulation has no expiration date but the minimum Idaho ROE would revert back to 95 percent of the authorized return on equity determined in the next Idaho general rate case. The specific terms of the settlement stipulation are described in Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report.

With Idaho Power’s current and anticipated significant infrastructure investments, including those that are intended to help meet projected near-term capacity deficits, Idaho Power believes it is likely that it will file a general rate case in Idaho during 2023, as early as June 2023, with a general rate case filing in Oregon likely to follow in 2024. However, several factors impact Idaho Power’s timing and need to file general rate cases. As it looks to a potential 2023 general rate case, Idaho Power is assessing the expected increase in depreciation expense from rate-base eligible assets as they are placed into service (including its battery storage projects that it expects to be in-service in 2023), the significant amounts of capital expenditures Idaho Power has made since its last general rate case filed in 2011, the expected financing costs for capital expenditures in a higher interest-rate environment, and, to a lesser extent, the inflationary pressures on other O&M expenses described above. In Idaho, Idaho Power is required to file a notice of its intent to file a general rate case with the IPUC at least 60 days before filing an application for a general rate case, and Idaho Power expects the processing of a general rate case in Idaho would span at least seven months before new rates would be in effect. In Oregon, Idaho Power expects that processing of a general rate case would take approximately ten months.

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

Further, as Idaho Power's hydropower facilities comprise over one-half of Idaho Power's nameplate generation capacity, precipitation levels impact the mix of Idaho Power's generation resources. When hydropower generation decreases, Idaho Power must rely on more expensive generation sources and purchased power. When favorable hydropower generating conditions exist for Idaho Power, they also may exist for other Pacific Northwest hydropower facility operators, lowering regional wholesale market prices and impacting the revenue Idaho Power receives from wholesale energy sales. Much of the adverse or favorable impact of this volatility is addressed through the Idaho and Oregon power cost adjustment mechanisms, which lessen the potential earnings benefit or detriment of volatile hydrological conditions and their impact on overall power supply costs. For 2023, Idaho Power expects generation from its hydropower resources to be in the range of 5.5 million to 7.5 million MWh, compared with average total annual hydropower generation of approximately 7.7 million MWh over the last 30 years.

•Mitigation of Impact of Fuel and Purchased Power Expense: In addition to hydropower generation, Idaho Power relies significantly on natural gas and coal to fuel its generation facilities and on power purchases in the wholesale markets. Fuel costs are impacted by electricity sales volumes, the terms and conditions of contracts for fuel, Idaho Power's generation capacity, the availability of hydropower generation resources, transmission capacity, energy market prices, and Idaho Power's hedging program for managing fuel costs. Purchased power costs are impacted by the terms and conditions of contracts for purchased power, the rate of expansion of alternative energy generation sources such as wind or solar energy, generation resource maintenance outages, and wholesale energy market prices. The Idaho and Oregon power cost adjustment mechanisms mitigate in large part the potential adverse earnings impacts to Idaho Power of fluctuations in power supply costs. However, collection from customers or return to customers of most of the difference between actual power supply costs compared with those included in retail rates is deferred to a subsequent period, which can affect Idaho Power’s operating cash flow and liquidity until those costs are recovered from or returned to customers.

•Regulatory and Environmental Compliance Costs; Coal Plant Retirements: Idaho Power is subject to extensive federal and state laws, policies, and regulations, as well as regulatory actions and audits by agencies and quasi-governmental agencies, including the FERC, the North American Electric Reliability Corporation, and the Western Electricity Coordinating Council. Compliance with these requirements directly influences Idaho Power's operating environment and affects Idaho Power's operating costs. Moreover, environmental laws and regulations may increase the cost of constructing new facilities, may increase the cost of operating generation plants, may require that Idaho Power install additional pollution control devices at existing generating plants, may result in penalties for non-compliance, even where inadvertent, or may require that Idaho Power curtail or cease operating certain generation plants. Idaho Power expects to spend significant amounts on environmental compliance and controls for the foreseeable future. Due to economic factors in part associated with the costs of compliance with environmental regulation, Idaho Power accelerated the retirement date of its jointly-owned coal-fired generating plant in Valmy, Nevada (Valmy plant), ceasing coal-fired operations at one unit in 2019 and planning to cease its participation in coal-fired operations at the remaining unit by year-end 2025. Idaho Power's jointly-owned coal plant in Boardman, Oregon, ceased operations as planned in October 2020. In June 2022, the IPUC approved Idaho Power's request to allow the coal-related assets at the Jim Bridger plant to be fully depreciated and recovered by end-of-year 2030. The IPUC's Bridger Order related to Idaho Power's plan to cease participation in coal-related operations at the Jim Bridger plant by 2028 is described more fully in the "Regulatory Matters" section of this MD&A.

•Water Management and Relicensing of Hydropower Projects: Because of Idaho Power's reliance on stream flow in the Snake River and its tributaries, Idaho Power participates in numerous proceedings and venues that may affect its water rights, seeking to preserve the long-term availability of its rights for its hydropower projects. Also, Idaho Power is involved in renewing its long-term federal licenses for the HCC, its largest hydropower generation source, and for American Falls, its second largest hydropower generation source. Given the number of parties involved, Idaho Power's relicensing costs have been and are expected to continue to be substantial. Idaho Power cannot currently determine the ultimate terms of, and costs associated with, any resulting long-term licenses for the HCC or American Falls hydroelectric facilities.

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

RESULTS OF OPERATIONS

This section of MD&A takes a closer look at the significant factors that affected IDACORP’s and Idaho Power’s earnings. In this analysis, the results for 2022 are compared with 2021.

The table below presents Idaho Power’s energy sales and supply (in thousands of MWh) for the last two years.

	Year Ended December 31,
	2022	2021
Retail energy sales	15,822	15,406
Wholesale energy sales	427	600
Energy sales bundled with renewable energy credits	892	739
Total energy sales	17,141	16,745
Hydropower generation	5,347	5,382
Coal generation	3,657	2,981
Natural gas and other generation	2,319	2,765
Total system generation	11,323	11,128
Purchased power	7,178	6,823
Line losses	(1,360)	(1,206)
Total energy supply	17,141	16,745

For purposes of illustration, Boise, Idaho weather-related information for the last two years is presented in the table that follows.

	Year Ended December 31,
	2022	2021	Normal(2)
Heating degree-days(1)	5,797	4,856	5,321
Cooling degree-days(1)	1,401	1,393	1,045
Precipitation (inches)	12.7	12.3	11.5

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

Sales Volume and Generation: In 2022, retail sales volumes increased 3 percent compared with the prior year, primarily due to growth in the number of Idaho Power customers and increased usage per customer in all customer classes, except for irrigation customers. Warmer summer weather in Idaho Power's service area during the third quarter of 2022 and colder winter weather during the first and fourth quarters of 2022, compared with the same periods in 2021, caused customers to use more energy for cooling and heating. Greater precipitation in Idaho Power's service area during the spring of 2022, compared with the spring of 2021, reduced usage per irrigation customer for irrigation pumping by 9 percent in 2022 compared with 2021. The number of Idaho Power customers grew by 2.4 percent in 2022.

Wholesale energy sales volumes decreased 29 percent during 2022 compared with 2021, as higher retail sales volumes and lower than average available hydroelectric generation from Idaho Power resources led to less energy being available for opportunistic market sales.

Total system generation increased 2 percent in 2022 compared with 2021, due primarily to higher coal-fired generation, partially offset by decreased natural gas generation. Natural gas generation decreased 16 percent due primarily to higher natural gas market prices. This decrease in natural gas generation during 2022 led to a significant increase in coal generation to help reliably meet customer demand.

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

	Year Ended December 31,
	2022	2021
Retail revenues:
Residential (includes $22,595 and $34,835, respectively, related to the FCA(1))	$645,236	$583,061
Commercial (includes $922 and $1,407, respectively, related to the FCA(1))	347,970	314,745
Industrial	217,368	195,214
Irrigation	170,964	168,664
Provision for sharing	—	(569)
Deferred revenue related to HCC relicensing AFUDC(2)	(8,780)	(8,780)
Total retail revenues	$1,372,758	$1,252,335
Volume of Sales (MWh)
Residential	6,056	5,645
Commercial	4,306	4,164
Industrial	3,510	3,471
Irrigation	1,950	2,126
Total retail MWh sales	15,822	15,406
Number of retail customers at year-end
Residential	518,490	505,774
Commercial	77,306	76,022
Industrial	128	125
Irrigation	22,071	21,832
Total customers	617,995	603,753

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

Retail Revenues: Retail revenues increased $120.4 million in 2022 compared with 2021. The primary factors affecting retail revenues during the period were the following:

•Rates: Customer rates, excluding collections of amounts related to the power cost adjustment mechanisms, increased retail revenues by $24.4 million in 2022 compared with 2021, due primarily to the June 1, 2022 rate increase for Idaho Power’s Idaho retail customers related to the Bridger Order. Also, changes in Idaho Power's customer sales mix, which includes separate rate tariffs based on customer class, contributed to the increase in retail revenues. Customer rates also include the collection from customers of amounts related to the power cost adjustment mechanisms, which increased revenues by $70.3 million in 2022 compared with 2021. The adjustments related to the Idaho-jurisdiction power cost adjustment mechanism (PCA) in rates do not have a significant effect on operating income as a corresponding amount is recorded in expense in the same period it is collected through rates.

•Customers: Customer growth of 2.4 percent increased retail revenues by $19.5 million in 2022 compared with 2021.

•Usage: Higher usage (on a per customer basis) in all customer classes except irrigation customers, increased retail revenues by $18.3 million during 2022 compared with 2021. Warmer summer weather in Idaho Power's service area during the third quarter of 2022 and colder winter weather during the first and fourth quarters of 2022, compared with the same periods of 2021, led retail customers to use more energy per customer for cooling and heating. Higher precipitation during the spring of 2022, compared with the spring of 2021, led agricultural irrigation customers to use 9 percent less energy per customer to operate irrigation pumps during 2022. Heating degree-days in Boise, Idaho, were 19 percent higher during 2022 compared with 2021, and 9 percent higher than normal. Also, cooling degree-days in Boise, Idaho, were 1 percent higher during 2022 compared with 2021 and 34 percent above normal.

•Idaho FCA Revenues: The FCA mechanism, applicable to Idaho residential and small commercial customers, adjusts revenue each year to accrue, or defer, the difference between the authorized fixed-cost recovery amount per customer and the actual fixed costs per customer recovered by Idaho Power through volume-based rates during the year. Higher usage (on a per customer basis) by residential and small commercial customers during 2022 decreased the amount of FCA revenue accrued by $12.7 million, compared with 2021.

•Sharing: Idaho Power did not record any provision for sharing in 2022. In 2021, Idaho Power recorded a $0.6 million provision against current revenues to be refunded to customers through an approved rate reduction which was included in PCA rates in June 2022. This revenue sharing arrangement, which requires Idaho Power to share with Idaho customers a portion of Idaho-jurisdiction earnings exceeding a 10.0 percent Idaho ROE, is described in "Regulatory Matters" in this MD&A and Note 3 -"Regulatory Matters" to the consolidated financial statements included in this report.

Wholesale Energy Sales: Wholesale energy sales consist primarily of long-term sales contracts, opportunity sales of surplus system energy, and sales into the energy imbalance market in the western United States, and do not include derivative transactions. The table below presents Idaho Power’s wholesale energy sales for the last two years (in thousands, except for revenue per MWh amounts).

	Year Ended December 31,
	2022	2021
Wholesale energy revenues	$66,519	$40,839
Wholesale MWh sold	427	600
Wholesale energy revenues per MWh	$155.78	$68.07

In 2022, wholesale energy revenue increased by $25.7 million, or 63 percent, compared with 2021, as higher average wholesale energy prices more than offset a decrease in volumes sold. Wholesale energy prices were higher compared with 2021 as extreme summer and winter weather resulted in higher demand and higher fuel costs (natural gas and coal) in the wholesale markets in the region. Wholesale energy sales volumes decreased 29 percent in 2022 compared with 2021, as higher retail sales volumes led to less energy available for opportunistic market sales. The earnings impacts of fluctuations in wholesale energy sales are largely mitigated by Idaho Power's Idaho and Oregon power cost adjustment mechanisms, which are described below in "Power Cost Adjustment Mechanisms" in this MD&A.

Transmission Wheeling-Related Revenues: Revenue related to transmission wheeling increased $12.5 million, or 18 percent, in 2022 compared with 2021, as weather-related price spreads between electricity market hubs increased wheeling activity across Idaho Power's transmission system during 2022, compared with 2021. Also, Idaho Power saw a significant increase in transmission line-loss settlement rates and associated revenues in the fourth quarter of 2022 compared with the fourth quarter of 2021. In addition, two new long-term wheeling agreements executed in April 2021 contributed to increased wheeling volumes during the first three months of 2022 compared with the same period in 2021. Idaho Power's OATT rates increased approximately 4 percent during the period from October 1, 2021 to September 30, 2022, as compared with the rates in effect from October 1, 2020 to September 30, 2021. Also, Idaho Power's OATT rate increased 1 percent in October 2022. Refer to "Regulatory Matters" in this MD&A for more information on Idaho Power's OATT rate.

Energy Efficiency Program Revenues: In both Idaho and Oregon, energy efficiency riders fund energy efficiency program expenditures. Expenditures funded through the riders are reported as an operating expense with an equal amount recorded in revenues, resulting in no net impact on earnings. The cumulative variances between expenditures and amounts collected through the riders are recorded as regulatory assets or liabilities. A liability balance indicates that Idaho Power has collected more than it has spent and an asset balance indicates that Idaho Power has spent more than it has collected. At December 31, 2022, Idaho Power's energy efficiency rider balances were a $3.8 million regulatory asset in the Idaho jurisdiction and a $0.2 million regulatory liability in the Oregon jurisdiction.

Operating Expenses

Purchased Power: The table below presents Idaho Power’s purchased power expenses and volumes for the last two years (in thousands, except for MWh amounts).

	Year Ended December 31,
	2022	2021
Expense
PURPA contracts	$189,367	$199,517
Other purchased power (including wheeling)	354,978	194,174
Total purchased power expense	$544,345	$393,691
MWh purchased
PURPA contracts	2,756	3,040
Other purchased power	4,422	3,783
Total MWh purchased	7,178	6,823
Cost per MWh from PURPA contracts	$68.71	$65.63
Cost per MWh from other sources	$80.28	$51.33
Weighted average - all sources	$75.84	$57.70

Idaho Power is required by federal law to purchase power from some PURPA generation projects at a specified price regardless of the then-current load demand or wholesale energy market prices. The intermittent, non-dispatchable nature of most PURPA generation increases the likelihood that Idaho Power will at times be required to reduce output from its lower-cost hydropower or its fossil fuel-fired generation resources and may be required to sell its excess power in the wholesale power market at a significant loss. Although it was not the case in 2022 or 2021, the other purchased power cost per MWh often exceeds the wholesale energy sales revenue per MWh because Idaho Power generally needs to purchase more power during heavy load periods than during light load periods, and conversely has less energy available for wholesale energy sales during heavy load periods than light load periods. Market energy prices are typically higher during heavy load periods than during light load periods. Also, in accordance with Idaho Power's energy risk management policy, Idaho Power may purchase or sell energy several months in advance of anticipated delivery. The regional energy market price is dynamic and additional energy transactions that Idaho Power makes at current market prices may be noticeably different than the advance transaction prices. Most of the non-PURPA purchased power and substantially all of the PURPA power purchase costs are recovered through base rates and Idaho Power's power cost adjustment mechanisms.

Purchased power expense increased $150.7 million, or 38 percent, in 2022 compared with 2021. The increase in purchased power expense in 2022 is primarily due to higher wholesale energy market prices as extreme summer and winter weather resulted in higher demand and higher fuel costs (natural gas and coal) in the wholesale markets in the region.

Fuel Expense: The table below presents Idaho Power’s fuel expenses and thermal generation for the last two years (in thousands, except per MWh amounts).

	Year Ended December 31,
	2022	2021
Expense
Coal	$105,552	$95,324
Natural gas(1)	124,658	85,226
Total fuel expense	$230,210	$180,550
MWh generated
Coal	3,657	2,981
Natural gas(1)	2,319	2,765
Total MWh generated	5,976	5,746
Cost per MWh - Coal	$28.86	$31.98
Cost per MWh - Natural gas	$53.76	$30.82
Weighted average, all sources	$38.52	$31.42

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

Fuel expense increased $49.7 million, or 28 percent, in 2022 compared with 2021, primarily due to higher natural gas market prices in 2022, which resulted in a 74 percent increase in the average cost per MWh of natural gas generation. Also, coal-fired generation increased to compensate for the significant decrease in natural gas generation resulting from higher natural gas market prices. Idaho Power's increase in coal generation in 2022 has resulted in the company using a significant portion of its share of coal inventory at its jointly-owned coal plants. Due to existing coal supply constraints, Idaho Power is currently optimizing dispatch of coal generation resources in an effort to help ensure adequate coal supply during its period of peak demand in 2023. Given the coal supply constraints, Idaho Power may need to rely on more purchased power and natural gas-fired generation in those periods, depending in part on hydroelectric generating conditions in those periods.

Included in fuel expense are losses and gains on settled financial gas hedges entered into in accordance with Idaho Power's energy risk management policy. In 2022 and 2021, gains on financial gas hedges of $68.5 million and $12.1 million, respectively, reduced natural gas fuel expense. Most of these realized hedging gains are passed on to customers through the power cost adjustment mechanisms described below.

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

The table below presents the components of the Idaho and Oregon power cost adjustment mechanisms for the last two years (in thousands).

	Year Ended December 31,
	2022	2021
Power supply cost deferral	$(116,994)	$(22,036)
Oregon power supply cost deferral	(1,079)	—
Amortization of prior year authorized balances	17,414	(27,808)
Total power cost adjustment expense	$(100,659)	$(49,844)

The power supply (deferrals) accruals represent the portion of the power supply cost fluctuations (deferred) accrued under the power cost adjustment mechanisms. When actual power supply costs are lower than the amount forecasted in power cost adjustment rates, most of the difference is accrued as an increase to a regulatory liability or decrease to a regulatory asset. When actual power supply costs are higher than the amount forecasted in power cost adjustment rates, most of the difference is deferred as an increase to a regulatory asset or decrease to a regulatory liability. During 2022, higher purchased power costs led to higher actual power supply costs compared with the forecasted amount, which resulted in a significant increase in the amount of power supply costs deferred by the mechanism. The amortization of the prior year’s balances represents the offset to the amounts being collected or refunded in the current power cost adjustment year that were deferred or accrued in the prior power cost adjustment year (the true-up component of the power cost adjustment mechanism).
Other Operations and Maintenance Expenses: Other O&M expenses increased $38.1 million, or 11 percent, in 2022 compared with 2021, due partially to inflationary pressures on labor-related costs, professional services, and supplies. Also, maintenance activities at the Jim Bridger plant, Langley Gulch natural gas plant, Bennett Mountain natural gas plant, and American Falls hydropower project contributed to the increase in other O&M expenses in 2022 compared with 2021. Most of those maintenance activities are performed as scheduled maintenance, but not annually.

Income Taxes

IDACORP's and Idaho Power's 2022 income tax expense increased $0.9 million and $1.7 million, respectively, when compared with 2021. The increases were primarily due to higher pre-tax earnings at Idaho Power. For additional information relating to IDACORP's and Idaho Power's income taxes, see Note 2 - “Income Taxes” to the consolidated financial statements included in this report.

On August 16, 2022, the Inflation Reduction Act of 2022 (the 2022 IRA) was signed into law. The 2022 IRA provides for, among other things, numerous renewable energy tax credits, for example: extension of the current investment (ITC) and production (PTC) tax credits, a new ITC for standalone energy storage, application of the PTC to solar, transition to a technology-neutral ITC and PTC after 2024, and created a transferability option that allows credits to be sold to an unrelated taxpayer. The 2022 IRA modifies the calculation of most of the energy tax credits by introducing the concept of a “base credit” (e.g., 6 percent ITC) and a “bonus credit” (e.g., an additional 24 percent ITC) if certain wage and apprenticeship requirements are met in the construction and ongoing maintenance of the renewable energy facilities. Additionally, the 2022 IRA also established a 15 percent alternative minimum tax for C-corporations with an average financial statement income of more than $1 billion for the previous three taxable years. IDACORP and Idaho Power are not subject to the alternative minimum tax.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Idaho Power continues to pursue significant enhancements to its utility infrastructure in an effort to ensure an adequate supply of electricity, to provide service to new customers, and to maintain system reliability. Idaho Power's existing hydropower and thermal generation facilities also require continuing upgrades and component replacement. Cash capital expenditures, excluding AFUDC and net costs of removing assets from service, were $419 million in 2022 and $288 million in 2021. Idaho Power expects an increase in capital expenditures over the next several years, with estimated total capital expenditures of up to $3.3 billion over the period from 2023 through 2027.

Idaho Power funds its liquidity needs for capital expenditures through cash flows from operations, debt offerings, commercial paper markets, credit facilities, a term loan facility, and capital contributions from IDACORP.

As of February 10, 2023, IDACORP's and Idaho Power's access to debt, equity, and credit arrangements included:

•their respective $100 million and $300 million revolving credit facilities;
•IDACORP's shelf registration statement filed with the U.S. Securities and Exchange Commission (SEC) on May 16, 2022, which may be used for the issuance of debt securities and common stock;
•Idaho Power's shelf registration statement filed with the SEC on May 16, 2022, which may be used for the issuance of first mortgage bonds and debt securities; $1.15 billion remains available for issuance pursuant to state regulatory authority; and
•IDACORP's and Idaho Power's issuance of commercial paper, which may be issued up to an amount equal to the available credit capacity under their respective credit facilities.

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

As described in the "Financing Cash Flows" section below, during 2022 Idaho Power issued first mortgage bonds, including a portion of the first mortgage bonds on a delayed-draw basis to be issued in March 2023, drew from a term loan facility, and redeemed pollution control revenue bonds.

Based on planned capital expenditures and other O&M expenses, the companies believe they will be able to meet capital and debt service requirements and fund corporate expenses during at least the next twelve months with a combination of existing cash, operating cash flows generated by Idaho Power's utility business, availability under existing credit facilities, and access to commercial paper and short-term and long-term debt markets.

IDACORP and Idaho Power generally seek to maintain capital structures of approximately 50 percent debt and 50 percent equity. Maintaining this ratio influences IDACORP's and Idaho Power's debt and equity issuance decisions. As of December 31, 2022, IDACORP's and Idaho Power's capital structures, as calculated for purposes of applicable debt covenants, were as follows:

	IDACORP	Idaho Power
Debt	45%	46%
Equity	55%	54%

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
IDACORP’s and Idaho Power’s operating cash inflows in 2022 were $351 million and $380 million, respectively, a decrease of $12 million for IDACORP and an increase of $58 million for Idaho Power, when compared with 2021. With the exception of cash flows related to income taxes, IDACORP's operating cash flows are principally derived from operating cash flows from Idaho Power. Significant items that affected the companies' operating cash flows in 2022 when compared with 2021 were as follows:

•a $14 million and a $12 million increase in IDACORP and Idaho Power net income, respectively;
•changes in regulatory assets and liabilities, mostly related to the relative amounts of costs deferred and collected under the Idaho PCA, FCA, and energy efficiency program cost mechanisms, decreased operating cash inflows by $46 million;
•changes in deferred taxes and taxes accrued and receivable combined to decrease operating cash flows for IDACORP by $11 million and increase operating cash flows for Idaho Power by $9 million; and
•changes in working capital balances due primarily to timing, including fluctuations in accounts receivable and unbilled revenues, accounts and wages payable, materials, supplies, and fuel stock, and other assets and liabilities, as follows:
◦timing of collections of accounts receivable and unbilled revenues decreased operating cash flows by $72 million for IDACORP and $73 million for Idaho Power;
◦the changes in materials, supplies, and fuel stock decreased operating cash flows by $13 million for IDACORP and Idaho Power, which was primarily due to an increase in material and supply inventory offset by the timing of purchases and consumption of coal at Idaho Power's jointly-owned coal-fired generating plants;
◦the changes in accounts and wages payable increased operating cash flows by $95 million for IDACORP and $149 million for Idaho Power, which was primarily due to an in increase power supply costs and associated timing of payments, and includes a $54 million difference between IDACORP and Idaho Power related to intercompany estimated tax payments; and
◦the changes in other assets and liabilities, which includes accrued paid time off and leave, customer deposits, accrued interest, and other miscellaneous liabilities, increased operating cash flows by $27 million for IDACORP and Idaho Power.

Investing Cash Flows

Investing activities consist primarily of capital expenditures related to new construction of, and improvements to, Idaho Power’s generation, transmission, and distribution facilities. IDACORP's and Idaho Power's net investing cash outflows for 2022 were $424 million and $410 million, respectively. Investing cash outflows for 2022 and 2021 were primarily for construction of utility infrastructure needed to address Idaho Power’s aging plant and equipment, customer growth, and environmental and regulatory compliance requirements. Significant items and transactions that affected investing cash flows in 2022 and 2021 were as follows:

•IDACORP’s and Idaho Power’s investing cash outflows for 2022 and 2021 included $433 million and $300 million, respectively, of additions to utility plant;
•IDACORP's and Idaho Power's investing cash inflows for 2022 and 2021 included $18 million and $6 million, respectively, from Boardman-to-Hemingway project joint permitting participants relating to a portion of the permitting expenditures;
•IDACORP's investing cash outflows for 2022 and 2021 included $10 million and $15 million, respectively, of tax credit investments in affordable housing and other real estate, which provide a return principally by reducing federal and state income taxes through tax credits and accelerated tax depreciation benefits;
•IDACORP's investing cash outflows and inflows for 2022 and 2021 included $25 million in purchases of short-term investments and $25 million and $50 million, respectively, in sales of short-term investments;
•IDACORP's and Idaho Power's investing cash inflows for 2022 and 2021 included an $8 million and $14 million, respectively, return of investment from IERCo, a wholly-owned subsidiary of Idaho Power; and
•IDACORP's and Idaho Power's investing cash outflows and inflows for 2022 included $44 million and $31 million in purchases of equity and held-to-maturity securities, respectively, and $64 million in sales of equity securities, held in a rabbi trust, which is designated to provide funding for obligations related to Idaho Power's security plan for senior management employees.

Financing Cash Flows

Financing activities provide supplemental cash for both day-to-day operations and capital requirements as needed. IDACORP's and Idaho Power's net financing cash inflows for 2022 were $35 million and $78 million, respectively. Idaho Power funds liquidity needs for capital investment, working capital, managing commodity price risk, dividends, and other financial commitments through cash flows from operations, debt offerings, commercial paper markets, credit facilities, a term loan facility, and capital contributions from IDACORP. IDACORP funds its cash requirements, such as payment of taxes, payment of dividends, capital contributions to Idaho Power, and non-utility expenses allocated to IDACORP, through cash flows from operations, commercial paper markets, sales of common stock, and credit facilities. Significant items and transactions that affected financing cash flows in 2022 were as follows:

•in 2022, Idaho Power drew $150 million from a term loan facility;
•in December 2022, Idaho Power issued $23 million in principal amount of its 4.99 percent first mortgage bonds, secured medium term notes, Series N, maturing in December 2032;
•in December 2022, Idaho Power issued $25 million in principal amount of its 5.06 percent first mortgage bonds, secured medium term notes, Series N, maturing in December 2042;
•in December 2022, Idaho Power redeemed, prior to maturity, $4.4 million in principal amount of variable rate pollution control revenue bonds, Series 2000, maturing in February 2027. The bonds were redeemed prior to maturity due to demolition of the Boardman power plant in October 2022; and
•IDACORP and Idaho Power paid dividends of $154 million and $114 million in 2022, respectively.

Financing Programs and Available Liquidity

IDACORP Equity Programs: IDACORP issued no equity securities in 2022 other than under its equity compensation plans. As described elsewhere in this MD&A, IDACORP has significant planned capital expenditures in the near-term, and the company could determine to issue equity during 2023, depending on market conditions, its financial and regulatory strategy, and other factors.

Term Loan Credit Agreement: In March 2022, Idaho Power entered into a term loan credit agreement (Term Loan Facility). The Term Loan Facility is a two-year senior unsecured term loan facility in the aggregate principal amount of $150 million, used for general corporate purposes, including funding Idaho Power's capital projects. The maturity date of the Term Loan Facility is March 4, 2024. At December 31, 2022, $150 million in principal amount had been drawn and was outstanding on the Term Loan Facility. For more information about the Term Loan Facility, see Note 5 - "Long-term Debt" to the consolidated financial statements included in this report.

Idaho Power First Mortgage Bonds: Idaho Power's issuance of long-term indebtedness is subject to the approval of the IPUC, OPUC, and Wyoming Public Service Commission (WPSC). In May and June 2022, Idaho Power received orders from the IPUC, OPUC, and WPSC authorizing the company to issue and sell from time to time up to $1.2 billion in aggregate principal amount of debt securities and first mortgage bonds, subject to conditions specified in the orders. For more detailed information about Idaho Power First Mortgage Bonds, see Note 5 - "Long-term Debt" to the consolidated financial statements included in this report.

In December 2022, Idaho Power entered into a Bond Purchase Agreement with certain institutional purchasers, relating to the sale by the Idaho Power of $170 million in aggregate principal amount of first mortgage bonds, secured medium-term notes, Series N (Series N Notes). Also in December 2022, Idaho Power entered into the Fifty-second Supplemental Indenture, dated December 20, 2022, to the Indenture (Fifty-second Supplemental Indenture). The Fifty-second Supplemental Indenture provides for, among other items, the issuance of Series N Notes pursuant to the Indenture. The Series N Notes consist of four tranches of bonds, due in 2032, 2042, 2043, and 2053, respectively. The first two tranches were issued on December 22, 2022, and Idaho Power has a commitment to issue the third and fourth tranches on March 8, 2023, each under the Indenture. Idaho Power intends to use the proceeds of the sale of the Series N Notes for general corporate purposes, primarily related to the construction of a battery storage project. At December 31, 2022, $48 million in principal amount of Series N Notes had been issued and was outstanding. For more detailed information about the Series N Notes, see Note 5 - "Long-term Debt" to the consolidated financial statements included in this report.

IDACORP and Idaho Power Credit Facilities (Credit Facilities): The IDACORP Credit Facility, which may be used for general corporate purposes and commercial paper backup, consists of a revolving line of credit not to exceed the aggregate principal amount at any one time outstanding of $100 million, including swingline loans in an aggregate principal amount at any time outstanding not to exceed $10 million, and letters of credit in an aggregate principle amount at any time outstanding not to exceed $50 million. The Idaho Power Credit Facility, which may be used for general corporate purpose and commercial paper backup, consists of a revolving line of credit, through the issuance of loans and standby letters of credit, not to exceed the aggregate principle amount at any one time outstanding of $300 million, including swingline loans in an aggregate principal amount at any time outstanding not to exceed $30 million, and letters of credit in an aggregate principal amount at any time outstanding not to exceed $50 million. IDACORP and Idaho Power have the right to request an increase in the aggregate principal amount of the facilities to $150 million and $450 million, respectively, in each case subject to certain conditions.

The IDACORP and Idaho Power Credit Facilities have similar terms and conditions. The interest rates for any borrowings under the facilities are based on either (1) a floating rate that is equal to the highest of the prime rate, federal funds rate plus 0.5 percent, or one-month SOFR rate plus 1.1 percent, or 0.0 percent, or (2) the Secured Overnight Financing Rate administered by the Federal Reserve Bank of New York (SOFR) Market Index rate, plus, in each case, an applicable margin, provided that the federal funds rate and SOFR rate will not be less than zero. If during any period the SOFR rate is unavailable or unascertainable, an alternate benchmark rate selected by the administrative agent and the borrower would apply. The applicable margin is based on IDACORP's or Idaho Power's, as applicable, senior unsecured long-term indebtedness credit rating by rating agencies, as set forth on a schedule to the credit agreements. Under their respective Credit Facilities, the companies pay a facility fee on the commitment based on the respective company's credit rating for senior unsecured long-term debt securities. On December 6, 2025, the extension of $15.6 million and $46.9 million on the IDACORP and Idaho Power Credit Facilities, respectively, terminates. The extension of the remaining $84.4 million of the IDACORP Credit Facility and the remaining $253.1 million of the Idaho Power Credit Facility, respectively, terminates on December 7, 2026.

Each facility contains a covenant requiring each company to maintain a leverage ratio of consolidated indebtedness to consolidated total capitalization equal to or less than 65 percent as of the end of each fiscal quarter. In determining the leverage ratio, “consolidated indebtedness” broadly includes all indebtedness of the respective borrower and its subsidiaries, including, in some instances, indebtedness evidenced by certain hybrid securities (as defined in the credit agreement). “Consolidated total capitalization” is calculated as the sum of all consolidated indebtedness, consolidated stockholders' equity of the borrower and its subsidiaries, and the aggregate value of outstanding hybrid securities. At December 31, 2022, the leverage ratios for IDACORP and Idaho Power were 45 percent and 46 percent, respectively. IDACORP's and Idaho Power's ability to utilize their respective Credit Facilities is conditioned upon their continued compliance with the leverage ratio covenants included in the Credit Facilities. There are additional covenants, subject to exceptions, that prohibit certain mergers, acquisitions, and investments, restrict the creation of certain liens, and prohibit entering into any agreements restricting dividend payments from any material subsidiary. At December 31, 2022, IDACORP and Idaho Power believe they were in compliance with all of their respective Credit Facility covenants and, as of the date of this report, do not believe they will be in violation or breach of such covenants during 2023.

The events of default under the Credit Facilities include, without limitation, non-payment of principal, interest, or fees; materially false representations or warranties; breach of covenants; bankruptcy or insolvency events; condemnation of property; cross-default to certain other indebtedness; failure to pay certain judgments; change of control; failure of IDACORP to own free and clear of liens the voting stock of Idaho Power; the occurrence of specified events or the incurring of specified liabilities relating to benefit plans; and the incurring of certain environmental liabilities, subject, in certain instances, to cure periods.

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

Without additional approval from the IPUC, the OPUC, and the WPSC, the aggregate amount of short-term borrowings by Idaho Power at any one time outstanding may not exceed $450 million. Idaho Power has obtained approval of the state public utility commissions of Idaho, Oregon, and Wyoming for the issuance of short-term borrowings with maturities of three years and under through December 2026.

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

Available Short-Term Borrowing Liquidity

The following table outlines available short-term borrowing liquidity as of the dates specified (in thousands):

	December 31, 2022		December 31, 2021
	IDACORP(2)	Idaho Power	IDACORP(2)	Idaho Power
Revolving credit facility	$100,000	$300,000	$100,000	$300,000
Commercial paper outstanding	—	—	—	—
Identified for other use(1)	—	(19,885)	—	(24,245)
Net balance available	$100,000	$280,115	$100,000	$275,755

(1) American Falls bonds that Idaho Power could be required to purchase prior to maturity under the optional or mandatory purchase provisions of the bonds, if the remarketing agent for the bonds were unable to sell the bonds to third parties.
(2) Holding company only.

IDACORP and Idaho Power had no short term commercial paper outstanding during the years ended December 31, 2022 and 2021. At February 10, 2023, IDACORP had no loans outstanding under the IDACORP Credit Facility and no commercial paper outstanding, and Idaho Power had no loans outstanding under the Idaho Power Credit Facility and had $60.0 million of commercial paper outstanding with a weighted average interest rate of 4.97 percent. Idaho Power issued the commercial paper to provide additional liquidity for Idaho Power to meet obligations related to the purchase of natural gas and wholesale power and hedging activities.

Impact of Credit Ratings on Liquidity and Collateral Obligations

IDACORP’s and Idaho Power’s access to capital markets, including the commercial paper market, and their respective financing costs in those markets, depends in part on their respective credit ratings. The following table outlines the ratings of Idaho Power’s and IDACORP’s securities, and the ratings outlook, by Moody’s Investors Service (Moody's) and Standard & Poor’s Ratings Services as of the date of this report:

	IDACORP	Idaho Power
Moody's Investors Service:
Rating Outlook	Stable	Stable
Long-Term Issuer Rating	Baa2	Baa1
First Mortgage Bonds	None	A2
Senior Secured Debt	None	A2
Commercial Paper	P-2	P-2
Standard & Poor's Rating Services:
Corporate Credit Rating	BBB	BBB
Rating Outlook	Stable	Stable
Short-Term Rating	A-2	A-2
Senior Secured Debt	None	A-

These security ratings reflect the views of the ratings agencies. An explanation of the significance of these ratings may be obtained from each rating agency. Such ratings are not a recommendation to buy, sell, or hold securities. In July 2022, Moody's Long-Term Issuer rating for IDACORP was downgraded to Baa2 from Baa1, and Idaho Power's Long-Term Issuer rating was downgraded to Baa1 from A3. In addition, Moody's ratings for Idaho Power's First Mortgage Bonds and Senior Secured Debt were downgraded to A2 from A1. IDACORP and IPC's short-term ratings for commercial paper were affirmed at Prime-2 and the outlook for both companies were rated as stable. Following the Moody's credit ratings changes, the companies’ credit ratings remain investment grade and the companies do not believe the ratings changes will have a material impact on their liquidity nor access to debt capital. Moody’s credit ratings of Baa3 and above are considered to be investment grade, or prime, ratings. Any rating can be revised upward or downward or withdrawn at any time by a rating agency if it decides that the circumstances warrant the change.

Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties. As of December 31, 2022, Idaho Power had no performance assurance collateral posted. Should Idaho Power experience a reduction in its credit rating on its unsecured debt to below investment grade, Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral, and counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions. Based upon Idaho Power’s current energy and fuel portfolio and market conditions as of December 31, 2022, the amount of additional collateral that could be requested upon a downgrade to below investment grade is approximately $113.3 million. To minimize capital requirements, Idaho Power actively monitors its portfolio exposure and the potential exposure to additional requests for performance assurance collateral through sensitivity analysis.

Capital Requirements

Idaho Power's cash capital expenditures, excluding AFUDC, were $419 million during the year ended December 31, 2022. The cash expenditure amount excludes net costs of removing assets from service. The table below presents Idaho Power's estimated accrual-basis additions to property, plant, and equipment for 2023 through 2027 (in millions of dollars). The amounts in the table exclude AFUDC but include net costs of removing assets from service that Idaho Power expects would be eligible to be included in rate base in future rate case proceedings. Given the uncertainty associated with the timing of infrastructure projects and associated expenditures, actual expenditures and the timing of such expenditures could deviate substantially from those set forth in the table. The capital expenditure table below assumes, among other projects, construction and ownership of a number of capacity resources identified in Idaho Power's RFPs, 2021 IRP, and preliminary 2023 IRP modeling in order to safely and reliably serve the company's customers. The timing and amount of actual constructed projects and capital expenditures could be affected by Idaho Power’s ability to timely obtain labor or materials at reasonable costs, supply chain disruptions and delays, regulatory determinations, inflationary pressures, macroeconomic conditions, or other issues, including those described below.

	2023	2024	2025-2027
Expected capital expenditures (excluding AFUDC)	$650-700	$800-850	$1,500-1,700

Infrastructure Projects: A significant portion of expected capital expenditures included in the five-year forecast above relate to a large number of relatively small projects as Idaho Power continues to add to its system to accommodate growth and maintain reliability and operational effectiveness. These projects involve significant capital expenditures in the aggregate. Examples of anticipated system enhancements planned for 2023 through 2027 and estimated costs include the following:

•$50-$150 million per year for construction and replacement of transmission lines and stations other than the Boardman-to-Hemingway and Gateway West projects;
•$125-$170 million per year for construction and replacement of distribution lines and stations, including replacement of underground distribution cables;
•$10-$50 million per year for ongoing improvements and replacements at thermal plants;
•$80-$130 million per year for hydropower plant improvement programs, including relicensing costs; and
•$50-$80 million per year for general plant improvements, such as land and buildings, vehicles, information technology, and communication equipment.

Other Major Infrastructure Projects: Idaho Power has recently completed or is engaged in the development of a number of significant projects and has entered into arrangements with third parties for joint development of infrastructure projects. The most notable projects are described below.

Resource Additions to Address Projected Energy and Capacity Deficits: As noted previously, Idaho Power believes that existing and sustained growth in customers, load, and peak demand for electricity, along with transmission constraints, will create the need for Idaho Power to acquire significant generation, transmission, and storage resources to meet energy and capacity needs over the next several years. While demand varies and is affected by numerous factors, based on Idaho Power's analysis of its load and current resource balance, Idaho Power believes it will have resource capacity deficits for peak needs in each of the years from 2023 through at least 2027. To help meet peak needs in 2023 and 2024, Idaho Power entered into contracts to purchase, own, and operate 180 MW of battery storage assets with expected useful lives of approximately 20 years, and also entered into two 20-year power purchase agreements for the combined 140 MW output of planned third-party solar facilities. To help address the additional capacity deficits projected for 2025 through 2027, Idaho Power has initiated or issued RFPs for additional resources. The capital requirements table above includes capital expenditures of more than $600 million from 2023 through 2027 for resource additions to address projected energy and capacity deficits in those years. Depending on factors such as RFP results, the timing of project in-service dates, estimated load and resource balances and customer growth, the nature and quantity of resources owned versus acquired under power purchase agreements or similar agreements, and the outcome of regulatory proceedings, actual expenditures and their timing could deviate substantially from Idaho Power's expected expenditures.

Boardman-to-Hemingway Transmission Line: The Boardman-to-Hemingway line, a proposed 300-mile, high-voltage transmission project between a substation near Boardman, Oregon, and the Hemingway substation near Boise, Idaho, would provide transmission service to meet future resource needs. Idaho Power has a joint funding agreement with PacifiCorp and the Bonneville Power Administration (BPA) to pursue permitting of the project. Under the current joint funding agreement, Idaho Power has an approximate 21 percent interest, BPA has an approximate 24 percent interest, and PacifiCorp has an approximate 55 percent interest in the permitting phase of the project.

In January 2022, the participants executed a non-binding term sheet regarding the ownership structure that would be addressed through amended or new funding agreements for the future phases of the project. The term sheet contemplates that Idaho Power would acquire BPA's ownership interest, which would increase Idaho Power's interest to approximately 45 percent, and Idaho Power would provide transmission service to BPA's customers across Southern Idaho. In January 2023, BPA issued a Letter to Region to announce that the participants have concluded negotiations on final agreements to transfer ownership interest and began its public process to provide regional stakeholders with more information about the contracts and an opportunity to comment prior to a final decision. After the outreach period and BPA's final decision, BPA, PacifiCorp, and Idaho Power plan to finalize the agreements by mid-2023.

Idaho Power has spent approximately $154 million, including Idaho Power's AFUDC, on the Boardman-to-Hemingway project through December 31, 2022. Pursuant to the terms of the joint funding arrangements, Idaho Power has received $99 million in reimbursement as of December 31, 2022, from project co-participants for their share of costs. As of the date of this report, no material co-participant reimbursements are outstanding. Joint permitting participants are obligated to reimburse Idaho Power for their share of any future project permitting expenditures or agreed upon early construction expenditures incurred by Idaho Power under the terms of the joint funding agreement.

The permitting phase of the Boardman-to-Hemingway project is subject to federal review and approval by various federal agencies. Federal agency records of decision have been received and all lawsuits challenging the federal rights-of-way have been resolved. In the separate State of Oregon permitting process, the state's Energy Facility Siting Council (EFSC) approved Idaho Power's site certificate on September 27, 2022. The Oregon Department of Energy subsequently issued the final order and site certificate. Three limited parties filed appeals to the Oregon Supreme Court asking that court to overturn EFSC's approval of the Boardman-to-Hemingway site certificate. Idaho Power expects a decision from the Oregon Supreme Court in June 2023.

Total cost estimates for the project are between $1.1 billion and $1.3 billion, including Idaho Power's AFUDC. The capital requirements table above includes approximately $430 million of Idaho Power's share of estimated costs (excluding AFUDC) related to the remaining permitting phase, design, material procurement, and construction phases of the project. The preliminary estimates of construction costs could change as the construction timeline nears and as the project participants obtain more detailed information on construction and material costs.

In July 2021, Idaho Power awarded contracts for detailed design, geotechnical investigation, land surveying, and right-of-way option acquisition; and that work commenced in the third quarter of 2021. In April 2022, Idaho Power awarded a contract for constructability consulting services. Idaho Power's 2021 IRP, which has been acknowledged by the IPUC and OPUC, included the Boardman-to-Hemingway transmission line in its resource capacity plans for 2026. Given the status of ongoing permitting activities and the construction period, Idaho Power expects the in-service date for the transmission line will be no earlier than 2026.

Gateway West Transmission Line: Idaho Power and PacifiCorp are pursuing the joint development of the Gateway West project, a high-voltage transmission lines project between a substation located near Douglas, Wyoming, and the Hemingway substation located near Boise, Idaho. In 2012, Idaho Power and PacifiCorp entered a joint funding agreement for permitting of the project. Idaho Power has expended approximately $52 million, including Idaho Power's AFUDC, for its share of the permitting phase of the project through December 31, 2022. As of the date of this report, Idaho Power estimates the total cost for its share of the project (including both permitting and construction) to be between $300 million and $500 million, including AFUDC. The capital requirements table above includes approximately $40 million of Idaho Power's share of estimated costs (excluding AFUDC) for the permitting phase of the project and early construction costs, based on Idaho Power's current estimate that it may commence construction of applicable segments during that time period.

The permitting phase of the Gateway West project was subject to review and approval of the U.S. Bureau of Land Management (BLM). The BLM has published its records of decision for all segments of the transmission line. In late 2020, PacifiCorp completed construction and commissioned a 140-mile segment of their portion of the project in Wyoming. Idaho Power and PacifiCorp continue to coordinate the timing of next steps to best meet customer and system needs.

Hells Canyon Complex Relicensing: The HCC, located on the Snake River where it forms the border between Idaho and Oregon, provides approximately 70 percent of Idaho Power's hydropower generating nameplate capacity and 36 percent of its total generating nameplate capacity. Idaho Power has been engaged in the process of obtaining from the FERC a new long-term license for the HCC. The past and anticipated future costs associated with obtaining a new long-term license for the HCC are significant. As of the date of this report, Idaho Power estimates that the annual costs it will incur to obtain a new long-term license for the HCC, including AFUDC but excluding costs expected to be incurred for complying with the license after issuance, are likely to range from $30 million to $40 million until issuance of the license. As of the date of this report, Idaho Power believes issuance of a new HCC license by the FERC is likely in 2024 or thereafter. Upon issuance of a long-term license, Idaho Power expects that the annual capital expenditures and operating and maintenance expenses associated with compliance with the terms and conditions of the long-term license could also be substantial. Idaho Power intends to seek recovery of those relicensing and compliance costs in rates through the regulatory process. In December 2016, Idaho Power filed an application with the IPUC requesting a determination that Idaho Power's expenditures of $220.8 million through year-end 2015 on relicensing of the HCC were prudently incurred, and thus eligible for future inclusion in retail rates in a future rate proceeding. In April 2018, the IPUC issued an order approving a settlement stipulation signed by Idaho Power, the IPUC staff, and a third-party intervenor recognizing that a total of $216.5 million in expenditures were reasonably incurred, and therefore should be eligible for inclusion in customer rates at a later date.

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

Long-Term Resource Planning: The IPUC and OPUC require that Idaho Power prepare biennially an IRP. The IRP seeks to forecast Idaho Power's loads and resources for a 20-year period, analyzes potential supply-side, demand-side, and transmission options, and identifies potential near-term, mid-term, and long-term actions. Idaho Power filed its most recent IRP with the IPUC and OPUC in 2021. Idaho Power's 2021 IRP identified a preferred resource portfolio and action plan, which included the addition of a 120-MW solar resource in late 2022, the conversion from coal to natural gas of two units at the Jim Bridger plant in 2024, the end to Idaho Power's participation in coal-fired operations at the North Valmy plant unit 2 in 2025, the completion of the Boardman-to-Hemingway transmission line in 2026, and an end to Idaho Power's participation in the remaining two coal-fired units at the Jim Bridger plant by the end of 2028. The 2021 IRP preferred resource portfolio and action plan also includes a need to acquire significant generation and storage resources to meet energy and capacity needs. Including the resources noted above, over the next 20 years the 2021 IRP plans for the addition of 1,685 MW of storage capacity, 1,405 MW of solar capacity, 700 MW of wind capacity, 500 MW of transmission capacity, and 400 MW of capacity from demand response. As noted in the 2021 IRP, there is uncertainty surrounding the resource sufficiency estimates and project completion dates, including uncertainty around the timing and extent of third-party development of renewable resources, fuel commodity prices, the actual completion date of the Boardman-to-Hemingway transmission project, and the economics and logistics of coal-fired plant conversions and retirements. These uncertainties, as well as others, may result in changes to the desirability of the preferred portfolio and adjustments to the timing and nature of anticipated and actual actions in the 2021 IRP. In November 2022, and January 2023, respectively, the IPUC and OPUC issued orders acknowledging Idaho Power's 2021 IRP. In preparing its 2023 IRP, Idaho Power intends to analyze the potential acceleration of the timing of construction of the Gateway West transmission project and the potential conversion of additional coal-fired generation units to natural gas. Idaho Power expects to complete and file its 2023 IRP with the IPUC and OPUC in June 2023. Additional information on Idaho Power's 2021 IRP is included in Part I, Item 1 - "Business - Resource Planning" in this report.

Defined Benefit Pension Plan Contributions and Recovery

Idaho Power contributed $40 million to its defined benefit pension plan in each of 2022 and 2021. Idaho Power estimates that it has no minimum required contribution to be made during 2023. Depending on market conditions and cash flow considerations, Idaho Power could contribute up to $40 million to the pension plan during 2023. Idaho Power's contributions are made in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions to mitigate the cost of being in an underfunded position. Beyond 2023, Idaho Power expects continuing contributions under the pension plan could be significant. Refer to Note 11 – “Benefit Plans” to the consolidated financial statements included in this report for information relating to those obligations.

Idaho Power defers its Idaho-jurisdiction pension expense as a regulatory asset until recovered from Idaho customers. At December 31, 2022 and 2021, Idaho Power's deferral balance associated with the Idaho jurisdiction was $250 million and $234 million, respectively. Deferred pension costs are amortized to expense to match the revenues received when contributions are recovered through rates. Idaho Power only records a carrying charge on the unrecovered balance of cash contributions. The IPUC has authorized Idaho Power to recover and amortize $17 million of deferred pension costs annually, and has applied $68 million against the deferred amount under its Idaho sharing mechanisms since 2011. The primary impact of pension contributions is on the timing of cash flows, as cost recovery lags behind the timing of contributions. Additional information on the regulatory assets related to Idaho Power's pension and postretirement programs can be found in Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report.

Contractual Obligations

IDACORP’s and Idaho Power’s contractual cash obligations as of December 31, 2022, include long-term debt, interest payments, purchase obligations, pension and post-retirement benefit plans, and other long-term liabilities specific to IDACORP, most of which are discussed throughout this MD&A. Refer to Note 9 – “Commitments” to the consolidated financial statements included in this report for additional information relating to purchase obligations and other long-term liabilities.

Dividends

The amount and timing of dividends paid on IDACORP’s common stock are within the discretion of IDACORP’s board of directors. IDACORP's board of directors reviews the dividend rate periodically to determine its appropriateness in light of IDACORP’s current and long-term financial position and results of operations, capital requirements, rating agency considerations, contractual and regulatory restrictions, legislative and regulatory developments affecting the electric utility industry in general and Idaho Power in particular, competitive conditions, and any other factors the board of directors deems relevant. The ability of IDACORP to pay dividends on its common stock is generally dependent upon dividends paid to it by its subsidiaries, primarily Idaho Power.

IDACORP has a dividend policy that provides for a target long-term dividend payout ratio of between 60 percent and 70 percent of sustainable IDACORP earnings, with the flexibility to achieve that payout ratio over time and to adjust the payout ratio or to deviate from the target payout ratio from time to time based on the various factors that drive IDACORP's board of directors' dividend decisions. Notwithstanding the dividend policy adopted by IDACORP's board of directors, the dividends IDACORP pays remain in the discretion of the board of directors who, when evaluating the dividend amount, will continue to take into account the factors above, among others. In September of 2022 and 2021, IDACORP's board of directors voted to increase the quarterly dividend to $0.79 per share and $0.75 per share of IDACORP common stock, respectively. IDACORP's dividends during 2022 were 59.5 percent of actual 2022 earnings.

For additional information relating to IDACORP and Idaho Power dividends, including restrictions on IDACORP’s and Idaho Power’s payment of dividends, see Note 6 – “Common Stock” to the consolidated financial statements included in this report.

Contingencies and Proceedings

IDACORP and Idaho Power are involved in a number of litigation, alternative dispute resolution, and administrative proceedings, and are subject to claims and legal actions arising in the ordinary course of business that could affect their future results of operations and financial condition. In many instances IDACORP and Idaho Power are unable to predict the outcomes of the matters or estimate the impact the proceedings may have on their financial positions, results of operations, or cash flows.

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

Off-Balance Sheet Arrangements

Idaho Power guarantees its portion of reclamation activities and obligations at BCC, of which IERCo owns a one-third interest. This guarantee, which is renewed annually with the Wyoming Department of Environmental Quality (WDEQ), was $48.2 million at December 31, 2022, representing IERCo's one-third share of BCC's total reclamation obligation of $144.7 million. BCC has a reclamation trust fund set aside and specifically for the purpose of paying these reclamation costs. At December 31, 2022, the value of the reclamation trust fund totaled $196.1 million. During 2022, the reclamation trust fund made $3.9 million of distributions for reclamation activity costs associated with the BCC surface mine. BCC periodically assesses the adequacy of the reclamation trust fund and its estimate of future reclamation costs. To ensure that the reclamation trust fund maintains adequate reserves, BCC has the ability to, and does, add a per-ton surcharge to coal sales, all of which are made to the Jim Bridger plant. Because of the existence of the fund and the ability to apply a per-ton surcharge, the estimated fair value of this guarantee is minimal.

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

Between general rate cases, Idaho Power relies upon customer growth, a FCA mechanism, power cost adjustment mechanisms, wildfire mitigation plan cost deferrals, project-specific cases, tariff riders, and other mechanisms to mitigate the impact of regulatory lag, which refers to the period of time between making an investment or incurring an expense and recovering that investment or expense and earning a return. Management's regulatory focus in recent years has been largely on regulatory settlement stipulations and the design of rate mechanisms.

With Idaho Power’s anticipated significant infrastructure investments, including those that are intended to help meet projected near-term capacity deficits, Idaho Power believes it is likely that it will file a general rate case in Idaho during 2023, as early as June 2023, with a general rate case filing in Oregon likely to follow in 2024. Several factors impact Idaho Power’s timing and need to file general rate cases, including the expected increase in costs associated with rate-base eligible assets as they are placed into service in the future, increased costs associated with the capital expenditures Idaho Power has made since its last general rate case filed in 2011, the expected financing costs for capital expenditures in a higher interest-rate environment, and inflationary pressures on other O&M expenses described above.

Notable Retail Rate Changes in Idaho and Oregon

The table below presents notable rate changes during 2022 and 2021 that affected Idaho Power's results for the periods or that will likely affect future periods. Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report also provides a description of regulatory mechanisms and associated orders of the IPUC and OPUC, and should be read in conjunction with the discussion of regulatory matters in this MD&A.

Description	Effective Date	Estimated Annualized Rate Impact (millions)(1)
2022 Idaho PCA	6/1/2022	$95
2022 Idaho FCA	6/1/2022	(3)
Idaho Bridger rate base adjustment and recovery	6/1/2022	19
2021 Idaho PCA	6/1/2021	39
2021 Idaho FCA	6/1/2021	3
Idaho Boardman plant closure	1/1/2021	(4)

(1) The annual amount collected or refunded in rates is typically not recovered or refunded on a linear basis (i.e., 1/12th per month), and is instead recovered or refunded in proportion to retail sales volumes. The rate changes for the Idaho PCA and FCA are applicable only for one-year periods and represent the net change to the deferral balance from the prior year's filing, as well as a forecast component for the PCA.

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

The May 2018 Idaho Tax Reform Settlement Stipulation provides for the extension of a prior 2014 settlement stipulation beyond the initial termination date of December 31, 2019, with modified terms related to the ADITC and revenue sharing mechanism that became effective January 1, 2020, with no defined end date. The May 2018 Idaho Tax Reform Settlement Stipulation does not impose a moratorium on Idaho Power filing a general rate case or other form of rate proceeding in Idaho during its term and includes provisions for the accelerated amortization of ADITC to help achieve a minimum 9.4 percent (9.5 percent prior to 2020) Idaho ROE. In addition, under the May 2018 Idaho Tax Reform Settlement Stipulation, minimum Idaho ROE would revert back to 95 percent of the authorized return on equity in the next general rate case. IDACORP and Idaho Power believe that the terms allowing amortization of additional ADITC in the May 2018 Idaho Tax Reform Settlement Stipulation provide the companies with a greater degree of earnings stability than would be possible without the terms of the stipulation in effect. In 2022, Idaho Power recorded no provision against current revenue for sharing with customers, as its full-year Idaho ROE was between 9.4 percent and 10.0 percent. Idaho Power recorded a $0.6 million provision against current revenue for sharing with customers in 2021, as its full-year ROE exceeded 10.0 percent. At December 31, 2022, the full $45 million of additional ADITC remained available for future use under the terms of the May 2018 Idaho Tax Reform Settlement Stipulation.

Idaho Power recorded the following amounts for sharing with customers under the May 2018 Idaho Tax Reform Settlement Stipulation and its predecessor stipulations (in millions):

Year	Recorded as Refunds to Customers	Recorded as a Pre-tax Charge to Pension Expense	Total
2022	$—	$—	$—
2021	0.6	—	0.6
2020	—	—	—
2011 - 2019	58.1	68.1	126.2
Total	$58.7	$68.1	$126.8

For more information on the provisions of the 2018 Idaho Tax Reform Settlement Stipulations and its impacts on results, see Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report.

Valmy Base Rate Adjustment Settlement Stipulations: Idaho Power has settlement stipulations in place in Idaho and Oregon related to the planned early retirement of both units of its jointly-owned North Valmy coal-fired power plant. Idaho Power ceased coal-fired operations at unit 1 in 2019, as planned, and plans to cease coal-fired operations at unit 2 in 2025. Both commissions have approved this plan. The IPUC-approved settlement stipulation provides for (1) accelerated depreciation for the North Valmy plant to allow the coal-related plant assets to be fully depreciated and recovered by December 31, 2028, (2) Idaho Power to use prudent and commercially reasonable efforts to end its participation in coal-fired operations at North Valmy as described above, (3) a balancing account to track the incremental costs, benefits, and required regulatory accounting associated with ceasing participation in coal-fired operations at the North Valmy plant, and (4) increased customer rates related to the associated incremental annual levelized revenue requirement. If actual costs incurred differ from forecasted amounts included in the settlement stipulation, collection or refund of any differences would be subject to regulatory approval.

In Oregon, the OPUC has also approved settlement stipulations that provide for the accelerated cost recovery of unit 1 through 2019 and unit 2 through 2025. The net rate impact of the Oregon settlement stipulations is immaterial.

Jim Bridger Power Plant Rate Base Adjustment and Recovery: In June 2022, the IPUC issued an order approving, with modifications, Idaho Power’s amended application requesting authorization to (1) accelerate depreciation for the Jim Bridger plant, to allow the coal-related plant assets to be fully depreciated and recovered by December 31, 2030, (2) establish a balancing account to track the incremental costs, benefits, and required regulatory accounting associated with ceasing participation in coal-fired operations at the Jim Bridger plant, and (3) increase customer rates related to the associated incremental annual levelized revenue requirement (Bridger Order).The Bridger Order and associated accounting are described in Note 3 – “Regulatory Matters” to the consolidated financial statements included in this report. As a result of the Bridger Order, Idaho Power recorded the deferral of certain depreciation expense in 2022. Idaho Power plans to cease participation in all coal-related operations at the Jim Bridger plant by 2028. Idaho Power expects the Bridger Order to increase operating revenues, net depreciation expense, and income tax expense in future periods, and estimates the impacts of the order will increase after-tax net income by approximately $10 million in 2023. Idaho Power expects the ongoing annual benefit to net income from the Bridger Order to decline each year through 2030, primarily due to the annual decline in Jim Bridger plant coal-related rate base, which Idaho Power expects to be fully depreciated by December 31, 2030.
Wildfire Mitigation Cost Deferral: In June 2021, the IPUC authorized Idaho Power to defer for future amortization incremental O&M and depreciation expense of certain capital investments necessary to implement the company's WMP. The IPUC also authorized Idaho Power to record these deferred expenses as a regulatory asset until the company can request amortization of the deferred costs in a future IPUC proceeding, at which time the IPUC will have the opportunity to review actual costs and determine the amount of prudently incurred costs that Idaho Power can recover through retail rates. In its 2021 application with the IPUC, Idaho Power projected spending approximately $47 million in incremental wildfire mitigation-related O&M and roughly $35 million in wildfire mitigation system-hardening incremental capital expenditures over a five year period. The IPUC authorized a deferral period of five years, or until rates go into effect after Idaho Power's next general rate case, whichever is first. As of December 31, 2022, Idaho Power’s deferral of Idaho-jurisdiction costs related to the WMP was $27.1 million.

During the 2021 and 2022 wildfire seasons, Idaho Power identified needs for expanded mitigation measures by gaining additional insights and knowledge on wildfires and wildfire mitigation activities. In October 2022, Idaho Power filed an updated WMP with the IPUC along with an application requesting authorization to defer an estimated $16 million of newly identified incremental costs expected to be incurred between 2022 and 2025 associated with expanded wildfire mitigation efforts. As of the date of this report, the application with the IPUC is pending.

Fixed Cost Adjustment: The FCA mechanism, applicable to Idaho residential and small commercial customers, is designed to remove a portion of Idaho Power’s financial disincentive to invest in energy efficiency programs by separating (or decoupling) the recovery of fixed costs from the variable kilowatt-hour (kWh) charge and linking it instead to a set amount per customer. In May 2021, the IPUC ordered Idaho Power to work with interested parties and initiate a case to review the FCA mechanism and propose modifications it determines are appropriate. In December 2021, the IPUC approved Idaho Power's proposed modifications to the FCA mechanism to institute separate, and reduced, fixed cost tracking for customers added to Idaho Power's system after December 31, 2021. These modifications did not have a material impact on Idaho Power's operating revenues or consolidated financial statements. The FCA mechanism is described more fully in Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report.

Integrated Resource Plan and Resource Procurement Filings: Idaho Power filed its most recent IRP with the IPUC and OPUC in December 2021 and expects to file its next IRP during 2023, as described in Part 1, Item 1 - "Resource Planning and Renewable Energy Projects" in this report. The 2021 IRP, which was acknowledged by the IPUC in November 2022 and by the OPUC in January 2023, identified the need for resources to meet projected capacity deficits in the near-term.

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

In September 2022, in accordance with the OPUC's competitive bidding rules, Idaho Power filed an application requesting the OPUC open a docket for approval of a solicitation process and appoint an independent evaluator to oversee the process for Idaho Power to procure resources to meet identified potential energy and capacity needs in 2026 and 2027. In December 2022, the OPUC issued an order appointing an independent evaluator.

Customer-Owned Generation Filing: Customer-owned generation enables customers to install solar panels or other on-site energy-generating resources and connect them to Idaho Power’s grid. If a customer requires more energy than its system generates, it uses energy supplied by Idaho Power’s grid and infrastructure. If a customer's system generates more energy than the customer uses, the energy is transferred to the grid and Idaho Power applies a corresponding kWh credit to the customer’s bill. In May 2018, the IPUC issued an order authorizing the creation of two new customer classes for residential and small commercial customers who install their own on-site generation, with no change to pricing or compensation. Idaho Power has initiated several cases with the IPUC related to studying the costs and benefits of customer-owned generation on Idaho Power’s system, and exploring potential modifications to the customer-owned generation pricing structure. The IPUC issued orders in December 2019 and February 2020 directing Idaho Power to (1) complete additional studies related to the costs and benefits of customer generation before changes to the compensation structure are implemented, and (2) continue to allow residential and small commercial customers with on-site generation installed prior to December 20, 2019, to be subject to the compensation and billing structure in place on that date until December 20, 2045. In December 2020, the IPUC issued an order establishing a 25-year grandfathering term for large commercial, industrial, and irrigation customers, similar to the terms approved for the residential and small commercial customer classes.

In June 2021, Idaho Power filed an application requesting that the IPUC initiate the multi-phase process for a comprehensive study of the costs and benefits of on-site generation as directed by previous IPUC orders. In December 2021, the IPUC issued an order requiring Idaho Power to complete the comprehensive study on the costs and benefits of on-site generation based on the IPUC’s study framework findings and conclusions. In June 2022, Idaho Power filed the comprehensive study and in December 2022, the IPUC issued an order that acknowledged the company's study and directed Idaho Power to file a new case requesting to implement changes to the structure and design of its on-site generation program.

Filings for Certificates of Public Convenience and Necessity

In April 2022, Idaho Power filed an application with the IPUC requesting that the IPUC issue a Certificate of Public Convenience and Necessity (CPCN) authorizing Idaho Power to install, own, and operate two battery storage facilities. The 120 MW combined capacity of the two projects is planned to help meet peak energy needs in the summer of 2023 and beyond. The CPCN was intended to allow the IPUC to review the need for the project prior to Idaho Power incurring the bulk of the associated expenses. In December 2022, the IPUC issued an order: (1) granting Idaho Power's request for a CPCN; (2) requiring that Idaho Power change the battery storage account depreciation rate to 5 percent and reflect all available investment tax credits for the battery storage projects; and (3) absent additional evidence of the prudence of expenditures in a subsequent recovery case, limiting recovery of costs to approximately $50 million and $100 million, respectively, for the 40 MW and 80 MW battery storage projects.

In September 2022 and January 2023, respectively, Idaho Power filed petitions with the OPUC and the IPUC requesting that the OPUC and the IPUC issue CPCNs authorizing Idaho Power to construct the 300-mile Boardman-to-Hemingway high-voltage transmission line. Oregon law requires utilities proposing to construct transmission lines to petition the OPUC for a CPCN if a transmission line will necessitate condemnation of land or an interest in land. As of the date of this report, the OPUC and IPUC decisions in these matters are pending.

Large Customer Rate Proceedings

Speculative High-Density Load: In June 2022, the IPUC approved Idaho Power's application to create a new customer class that would be applicable to commercial and industrial cryptocurrency mining operations, or any other speculative high-density load customers of less than 20 MW. Idaho Power has received approximately 2,000 MW of potential customer interest from this industry and believes new system resources may be necessary to serve this speculative customer load, which could create a financial risk for Idaho Power and its customers if the underlying economics of cryptocurrency mining change. Idaho Power believes that the financial and system risks of speculative high-density load could be mitigated through use of a rate design for this customer class that prices energy at a marginal rate, and through a requirement that speculative high-density load customers be interruptible at Idaho Power's discretion from June 15 through September 15, Idaho Power's summer peak season. In October 2022, after a third party requested reconsideration of the matter, the IPUC affirmed its June 2022 order establishing the new customer class and ordered Idaho Power to file an application by December 31, 2022, to determine the amount of compensation, if any, that is fair, just, and reasonable under the interruptability provision of the new speculative high-density load customer class. In December 2022, Idaho Power filed an application to either establish the interruption compensation for Schedule 20 or defer implementation of any compensation structure for the mandatory interruption requirement of Schedule 20 until evaluation of cost assignment is completed at a general rate case. As of the date of this report, the IPUC's decision in this matter is pending.

Clean Energy Your Way Program: In December 2021, Idaho Power filed an application with the IPUC requesting to expand optional customer clean energy offerings through its new Clean Energy Your Way Program. Specifically, Idaho Power is seeking authority to: (1) rename its existing green power program; (2) maintain and expand procurement options for the renewable energy credits (REC); (3) establish a regulatory framework for a future voluntary subscription green power service program; (4) offer a tailored renewable option for Idaho Power's largest customers; and (5) procure the associated additional resources outside of the IPUC's current competitive procurement requirements. As of the date of this report, the IPUC's decision in this matter is pending.

Brisbie, LLC (Brisbie) Data Center: In December 2021, Idaho Power filed an application with the IPUC for approval of a special contract for electric service for a new large load customer, Brisbie, LLC (Brisbie), for a new 960,000 square-foot enterprise data center. Brisbie is a wholly-owned subsidiary of Meta Platforms, Inc. Idaho regulations require any utility customer with an average load exceeding 20 MW to enter into a special contract with Idaho Power. Brisbie, in addition to its large load service requirements in excess of 20 MW, has a sustainability objective to support 100 percent of its operations with new renewable resources. Under the proposed special contract, Idaho Power would procure enough renewable resources to provide Brisbie with 100 percent renewable energy on an annual basis for Brisbie’s facility. In its application, Idaho Power requested authority to procure the necessary resources contemplated within its agreement with Brisbie without seeking IPUC approval for each such procurement and requested assurance from the IPUC that each such resource procurement would receive the same ratemaking treatment outlined in the case, unless otherwise modified in a subsequent proceeding. As of the date of this report, the IPUC's decision in this matter is pending.

In November 2022, Idaho Power filed an application with the IPUC requesting approval for an arrangement under which Brisbie would purchase from Idaho Power energy generated by a to-be-constructed 200 MW solar facility pursuant to a long-term power purchase agreement between Idaho Power and a third party. The solar facility is scheduled to begin operating as early as March 2025. The application is modeled after the Clean Energy Your Way program described above. As of the date of this report, the IPUC's decision in this matter is pending.

Micron Dedicated Renewable Resource: In March 2022, Idaho Power filed an application with the IPUC requesting approval of a revised special contract for electric service between Idaho Power and an existing industrial customer, Micron Technology (Micron). The application included an arrangement under which Micron would be the purchaser from Idaho Power of the energy generated by a to-be-constructed 40-MW solar facility pursuant to a 20-year power purchase agreement between Idaho Power and a third party. The solar facility is scheduled to begin operating as early as June 2023. Idaho Power also requested in the application revised electric service rates for Micron that include new energy rates that incorporate the solar generation and compensation for capacity value and excess renewable energy generation. The application is modeled after Clean Energy Your Way program described above. In August 2022, the IPUC issued an order approving Idaho Power’s application, with modifications. In December 2022, Idaho Power made a compliance filing requesting approval of Idaho Power's proposed payment structure for Micron's renewable capacity credit. As of the date of this report, the IPUC's decision in this matter is pending.

Deferred Net Power Supply Costs

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

The following table summarizes the change in deferred (accrued) net power supply costs over last year (in millions):

	Idaho	Oregon	Total
Balance at December 31, 2021	$33.8	$(0.3)	$33.5
Current period net power supply costs deferred	117.0	1.0	118.0
Prior amounts refunded through rates	(17.6)	0.2	(17.4)
SO2 allowance and REC sales	(7.0)	(0.3)	(7.3)
Interest and other	2.5	—	2.5
Balance at December 31, 2022	$128.7	$0.6	$129.3

Open Access Transmission Tariff Rate

Idaho Power uses a formula rate for transmission service provided under its OATT, which allows transmission rates to be updated annually based primarily on financial and operational data Idaho Power files with the FERC. In August 2022, Idaho Power filed its 2022 final transmission rate with the FERC, reflecting a transmission rate of $31.42 per "kW-year," to be effective for the period from October 1, 2022, to September 30, 2023. A "kW-year" is a unit of electrical capacity equivalent to 1 kilowatt of power used for 8,760 hours. Idaho Power's final rate was based on a net annual transmission revenue requirement of $132.7 million. The OATT rate in effect from October 1, 2021 to September 30, 2022, was $31.19 per kW-year based on a net annual transmission revenue requirement of $127.3 million. The increase in the OATT rate is largely attributable to increased transmission plant in service.

Relicensing of Hydropower Projects

Overview: Idaho Power, like other utilities that operate non-federal hydropower projects on qualified waterways, obtains licenses for its hydropower projects from the FERC. These licenses have a term of 30 to 50 years depending on the size, complexity, and cost of the project. The expiration dates for the FERC licenses for each of the facilities are included in Part I - Item 2 - "Properties" in this report. Costs for the relicensing of Idaho Power's hydropower projects are recorded in construction work in progress until new multi-year licenses are issued by the FERC, at which time the charges are transferred to electric plant in service. Idaho Power expects to seek recovery of relicensing costs and costs related to a new long-term license through the regulatory process. In April 2018, the IPUC approved a settlement stipulation signed by Idaho Power, the IPUC Staff, and a third-party intervenor and determined that $216.5 million in expenditures incurred for relicensing through December 31, 2015, were reasonably and prudently incurred, and therefore should be eligible for inclusion in customer rates at a later date. Relicensing costs of $423.1 million (including AFUDC) for the HCC, Idaho Power's largest hydropower complex and a major relicensing effort, were included in construction work in progress at December 31, 2022. As of the date of this report, the IPUC authorizes Idaho Power to include in its Idaho jurisdiction rates approximately $8.8 million annually of AFUDC relating to the HCC relicensing project. Collecting these amounts currently will reduce future collections when the HCC relicensing costs are approved for recovery in base rates. As of December 31, 2022, Idaho Power's regulatory liability for collection of AFUDC relating to the HCC was $207.5 million. In addition to the discussion below, refer to "Environmental Matters" in this MD&A for a discussion of environmental compliance under FERC licenses for Idaho Power's hydropower generating plants.

Hells Canyon Complex Relicensing: The HCC, located on the Snake River where it forms the border between Idaho and Oregon, provides approximately 70 percent of Idaho Power's hydropower generating nameplate capacity and 36 percent of its total generating nameplate capacity. In July 2003, Idaho Power filed an application with the FERC for a new license in anticipation of the July 2005 expiration of the then-existing license. Since the expiration of that license, Idaho Power has been operating the project under annual licenses issued by the FERC. In December 2004, Idaho Power and eleven other parties involved in the HCC relicensing process, including National Marine Fisheries Service (NMFS) and U.S. Fish and Wildlife Service (USFWS), entered into an interim agreement that addresses the effects of the ongoing operations of the HCC on Endangered Species Act (ESA)-listed species pending the relicensing of the project. The FERC staff issued a final environmental impact statement (EIS) in August 2007 which should aid the FERC in determining whether, and under what conditions, to issue a new license for the project. The final EIS informs the FERC, federal and state agencies, Native American tribes, and the public about the environmental effects of Idaho Power's operation of the HCC. Certain portions of the final EIS involve issues that may be influenced by water quality certifications for the project under Section 401 of the Clean Water Act (CWA) and formal consultations under the ESA.

In connection with its relicensing efforts, Idaho Power filed annual water quality certification applications, required under Section 401 of the CWA, with the states of Idaho and Oregon requesting that each state certify that any discharges from the HCC comply with applicable state water quality standards. Challenges regarding how to meet water temperature standards below the HCC dam for spawning fall Chinook salmon, and a conflict in laws between Oregon and Idaho regarding the reintroduction and passage of fish above the HCC, delayed the issuance of the states' 401 certifications for several years. In November 2016, Idaho Power filed a petition with the FERC requesting that the FERC resolve the conflict between Oregon's and Idaho's conditions and declare that the FPA pre-empts the Oregon state law requiring reintroduction and passage. In January 2017, the FERC issued an order denying Idaho Power’s petition, stating that the petition for a declaratory order was premature, cannot realistically be considered separately from the issue of the states’ certification authority under the CWA Section 401, and raises issues that are beyond the FERC’s authority to decide. In February 2017, Idaho Power sought rehearing before the FERC on the January 2017 order, which the FERC denied. In February 2018, Idaho Power filed an appeal of the FERC's January 2017 order with the United States Court of Appeals for the District of Columbia Circuit, which is pending.

In April 2019, the states of Idaho and Oregon, along with Idaho Power, reached a settlement pertaining to the CWA Section 401 certification that requires Idaho Power, among other measures, to increase the number of Chinook salmon it releases each year through expanded hatchery production. In May 2019, Oregon and Idaho issued final CWA Section 401 certifications which have been submitted to the FERC as part of the relicensing process. The CWA Section 401 certifications were challenged by three third parties in Oregon state court, and the Oregon Department of Environmental Quality subsequently resolved all challenges. In December 2019, Idaho Power filed an Offer of Settlement with the FERC requesting specific language be included in the new HCC license based upon the settlement among Idaho, Oregon, and Idaho Power. During the first quarter of 2020, the FERC received several comments opposing the Offer of Settlement, and its decision relating to the Offer of Settlement is pending as of the date of this report.

In July 2020, Idaho Power submitted to the FERC its supplement to the final license application that incorporated the settlement agreement reached between Idaho and Oregon on the CWA Section 401 certifications and provided feedback on proposed modification of the 2007 final EIS for the HCC. The July 2020 filing also contained an updated cost analysis of the HCC and a request for the FERC to issue a 50-year license and initiate a supplemental National Environmental Policy Act (NEPA) process at the FERC. Idaho Power prepared draft biological assessments in consultation with the USFWS and the NMFS and filed those with the FERC in October 2020. The draft biological assessments provide information to the USFWS and the NMFS that is necessary to issue their biological opinion as required under the ESA. Since December 2020, Idaho Power has responded to sixteen additional information requests issued by the FERC staff to aid in the FERC analysis.

In June 2022, the FERC issued a notice of intent to prepare a supplemental EIS in accordance with NEPA. The FERC indicated that the supplemental EIS would address the new and revised measures proposed by the CWA 401 certification settlement, the conditions contained in the Oregon and Idaho water quality certificates, and the information provided in the draft biological assessments. The FERC also reinstated informal consultation with the USFWS and the NMFS under section 7 of the ESA. In the notice of intent, the FERC predicted that the draft supplemental EIS would be published in June 2023 and the final supplemental EIS in December 2023. As of the date of this report, Idaho Power believes issuance of a new HCC license by the FERC will be in 2024 or thereafter. Idaho Power is unable to predict the exact timing that the FERC will issue a new license order or the ultimate capital investment and ongoing operating and maintenance costs Idaho Power will incur in complying with a new license. As of the date of this report, Idaho Power estimates that the annual costs it will incur to obtain a new long-term license for the HCC, including AFUDC, are likely to range from $30 million to $40 million until issuance of the license. Subsequent to the issuance of a new license, Idaho Power expects to incur increased annual operating and maintenance costs to comply with the requirements of any new license and would seek to recover those increased costs through regulatory proceedings.

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

Pursuant to an IPUC order, Idaho Power is selling its near-term RECs and returning to customers their share (shared 95 percent with customers in the Idaho jurisdiction) of those proceeds through the PCA. For the years ended December 31, 2022 and 2021, Idaho Power's REC sales totaled $7.8 million and $4.7 million, respectively.

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

Renewable and Other Energy Contracts: Idaho Power has contracts for the purchase of electricity produced by third-party owned generation facilities, most of which produce energy with the use of renewable generation sources such as wind, solar, biomass, small hydropower, and geothermal. The majority of these contracts are entered into as mandatory purchases under

PURPA. As of December 31, 2022, Idaho Power had contracts to purchase energy from 129 on-line PURPA projects. An additional four contracts are with on-line non-PURPA projects, including the Elkhorn Valley wind project with a 101-MW nameplate capacity and the Jackpot solar project with a 120-MW nameplate capacity. Idaho Power also has contracts with PURPA and non-PURPA projects under development. On January 20, 2023, Idaho Power executed an additional non-PURPA power purchase agreement with an additional solar facility with a planned nameplate capacity of 100 MW, expected to be online in 2024.

The following table sets forth, as of the date of this report, the resource type and nameplate capacity of Idaho Power's signed agreements for power purchases from PURPA and non-PURPA generating facilities. These agreements have original contract terms ranging from one to 35 years.

Resource Type	On-line megawatts (MW)	Under Contract but not yet On-line (MW)	Total Projects under Contract (MW)
PURPA:
Wind	627	—	627
Solar	316	74	390
Hydropower	150	1	151
Other	44	—	44
Total PURPA	1,137	75	1,212
Non-PURPA:
Wind	101	—	101
Geothermal	35	—	35
Solar	120	340	460
Total non-PURPA	256	340	596

The projects not yet on-line include one PURPA-qualifying hydropower project that is currently scheduled to be on-line in 2023, two PURPA-qualifying solar projects scheduled to be on-line in 2023, and one PURPA-qualifying solar project scheduled to be on-line in 2024. The three non-PURPA-qualifying projects not yet on-line are solar projects that are scheduled to be on-line, one per year, in 2023, 2024, and 2025.

In 2020, the FERC issued Order No. 872, which could affect how states determine PURPA project avoided cost rates for purchases of power generated from qualifying facilities (QF), which facilities are eligible for QF status, whether and when certain QFs can enter into purchase agreements with utilities, and how parties can contest the eligibility of a generation facility seeking QF status. As of the date of this report, Idaho Power is unable to determine the impact of these potential changes on the company's future obligations for new PURPA power purchase contracts. Further action by the state public utility commissions is required to implement many of the changes. Substantially all PURPA power purchase costs are recovered through base rates and Idaho Power's power cost adjustment mechanisms.
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

Current and future environmental laws and regulations could significantly increase the cost of operating fossil fuel-fired generation plants and constructing new generation and transmission facilities, in large part through the substantial cost of permitting activities and the required installation of additional pollution control devices. In many parts of the United States, some higher-cost, high-emission coal-fired plants have ceased operation or the plant owners have announced a near-term cessation of operation, as the cost of compliance makes the plants uneconomical to operate. The decision to cease operation of the Boardman power plant in October 2020 was based in part on the significant cost of compliance with environmental laws and regulations. The decision to pursue an end to participation in coal-fired operations at the North Valmy plant was also based primarily on the economics of continuing coal-fired generation at the plant. Beyond increasing costs generally, these environmental laws and regulations could affect IDACORP's and Idaho Power's results of operations and financial condition if the costs associated with these environmental requirements and early plant retirements cannot be fully recovered in rates on a timely basis.

Part I, Item 1 - “Business - Utility Operations - Environmental Regulation and Costs” in this report includes a summary of Idaho Power's expected capital and operating expenditures for environmental matters during the period from 2023 to 2025. Given the uncertainty of future environmental regulations and technological advances, there is uncertainty around near-term estimates, and Idaho Power is also unable to predict its environmental-related expenditures beyond 2025, though they could be substantial. Furthermore, several executive orders issued since 2017 concerning environmental regulations, including executive orders issued by the current Presidential Administration to establish new federal environmental mandates, revoke several existing executive orders, and require agencies to review environmental regulations issued by the previous Presidential Administration, could result in significant changes in, and uncertainty with respect to, legislation, regulation, and government policy regarding environmental matters. The outcome of federal agencies' review of regulations covered by executive orders and revocation of executive orders is difficult to predict. Changes to or elimination of regulations may lower Idaho Power's costs of operating and maintaining fossil fuel-fired generation plants and transmission lines, due to the reduction of potential environmental infrastructure upgrades or conversions, or reduction or elimination of permitting requirements. More strict or robust regulations, or additional regulations, on the other hand, would likely increase Idaho Power's costs of operating and maintaining its facilities, and could impact Idaho Power's plans and pre-construction activities related to its major transmission projects, which could lead to substantially higher construction and permitting costs and could delay construction. Executive orders may be affected by Congressional action and challenged in court. Further, state and local governmental authorities could choose to challenge or replace the federal regulations or bolster or undermine environmental compliance and enforcement efforts at the local level. Therefore, as of the date of this report, and except as specifically described below in this MD&A, Idaho Power is uncertain whether and to what extent the orders, any future executive orders, and the implementation of these and any future executive orders could affect its business, results of operations, and financial condition. Idaho Power plans to continue to monitor actions associated with or resulting from executive orders.

Endangered Species Act Matters

Overview: The listing of a species of fish, wildlife, or plants as threatened or endangered under the ESA may have an adverse impact on Idaho Power's ability to construct power supply, transmission, or distribution facilities or relicense or operate its hydropower facilities.

Over the past few years and as a result of changes in Presidential Administrations, regulatory developments and executive orders have called into question the existing requirements under the ESA. Subsequent federal court decisions have in some cases undermined the effectiveness of those regulations and orders. Given the continued uncertainty in the regulatory landscape, Idaho Power continues to operate under the ESA rules in effect prior to 2019.

There are a number of threatened or endangered species within Idaho Power's service area located in waterways in which Idaho Power has hydropower facilities, and within or near proposed transmission line routes. To date, efforts to protect these species have not significantly affected generation levels or operating costs at any of Idaho Power's hydropower facilities. However, the ongoing relicensing of the HCC presents endangered species and fisheries issues that may require operational adjustments and could adversely impact the amount of output from hydropower dams, potentially causing Idaho Power to rely on more expensive sources for power generation or market purchases. These ESA regulations could impact the timing and feasibility of the HCC relicensing project and the Gateway West and Boardman-to-Hemingway transmission projects and other infrastructure projects, which could lead to substantially higher construction, permitting, and licensing costs and could delay construction.

Developments in Regulation of Sage Grouse Habitat: In 2016, a group of lawsuits were filed in federal court to challenge the BLM's sage grouse resource management and land use plan revisions that became effective in 2015 under the Federal Land Policy and Management Act. The lawsuits challenge the plans and associated EISs across the sage grouse range, including in Idaho and North Dakota, and allege that the plans fail to ensure that sage grouse populations and habitats will be protected and restored in accordance with the best available science and legal mandates. Further, the lawsuits challenge certain exemptions provided for the Boardman-to-Hemingway and Gateway West transmission line projects. Idaho Power has intervened in the proceedings in an effort to support the exemptions provided for in the BLM's plans. If the exemptions are overturned, Idaho Power may be required to re-route the projects, which could lead to substantially higher construction and permitting costs and could delay construction.

In June 2017, the Secretary of the Interior issued an order directing the BLM to review the 2015 sage grouse resource management and land use plan revisions and to identify provisions that may require modification or rescission to address energy and other development of public lands. Following a series of interim measures, in February 2022, the BLM issued a notice of intent to amend its land use plans regarding sage grouse conservation and prepare associated EISs, soliciting public comments on the planning initiative. The BLM has indicated it anticipates issuing draft land use plan amendments and associated EISs in July 2023.

As of the date of this report, the above lawsuits are stayed as the parties and the courts have agreed that the processes initiated by the BLM may result in further administrative actions that could remove the need for the lawsuits.

Migratory Bird Treaty Act Matters: In September 2021, the USFWS announced that it revoked the previous Presidential Administration's interpretation of the Migratory Bird Treaty Act (MBTA) and implemented a new rule that reinstates the long-standing USFWS interpretation of the MBTA prohibiting the incidental take of migratory birds. The new rule was published in the Federal Register on October 4, 2021, and went into effect on December 3, 2021. Concurrently, the USFWS published an advanced notice of proposed rulemaking to determine whether and under what circumstances it could authorize an incidental take. Similar to the changes in the ESA regulations described above in this MD&A, these MBTA regulations could impact the timing and feasibility of the Gateway West and Boardman-to-Hemingway transmission projects and other infrastructure projects that may interfere with migratory birds in the vicinity of such projects, which could lead to substantially higher construction, permitting, and licensing costs and could delay construction.

ESA Issues Related to Specific Projects:

Hells Canyon Relicensing Project: In December 2004, Idaho Power and eleven other parties, including the NMFS and the USFWS, entered into an interim agreement that addresses the effects of the ongoing operations of the HCC on ESA listed species pending the relicensing of the project. In 2007, the FERC requested initiation of formal consultation under the ESA with the NMFS and the USFWS regarding potential effects of HCC relicensing on several listed aquatic and terrestrial species. Idaho Power prepared draft biological assessments in consultation with the USFWS and the NMFS and filed those with the FERC in October 2020. The draft biological assessments are intended to provide the necessary information to the USFWS and the NMFS to issue their biological opinion as required under the ESA. In June 2022, the FERC issued a notice of intent to prepare a draft supplemental EIS and a final supplemental EIS in accordance with NEPA. The FERC indicated that the supplemental EIS will address the new and revised measures proposed by the Section 401 certification settlement, the conditions contained in the Oregon and Idaho water quality certificates, and the information provided in the draft biological assessments. The FERC also reinstated informal consultation with the USFWS and NMFS under section 7 of the ESA. As of the date of this report, Idaho Power anticipates that the final biological opinions will likely be issued in 2024 after the FERC issues a final supplemental EIS, which is scheduled for December 2023 according to the FERC's notice of intent.

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

National Environmental Policy Act (NEPA) Matters

NEPA is a federal law that requires federal agencies to consider the environmental impacts of their actions and decisions. NEPA applies to Idaho Power’s transmission and distribution lines that are located on federal land, as well as other company activities involving federal actions. In April 2022, the current Presidential Administration’s Council on Environmental Quality (CEQ) published a final rule that restores a prior NEPA requirement, eliminated under the previous Administration, that federal agencies consider all indirect and cumulative environmental impacts of infrastructure projects in their decision-making, among other things, which could delay and increase the cost of Idaho Power’s infrastructure projects. Also in April 2022, the current Presidential Administration announced that the CEQ will propose a second phase of changes to NEPA that are aimed at further climate change-related reform, which could cause similar cost and project delays.

Climate Change and the Regulation of Greenhouse Gas Emissions

Overview: Ongoing climate change could significantly affect Idaho Power's business in a variety of ways, including:

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
•legislative and/or regulatory developments related to climate change could affect power/generation plants and operations, including restrictions on the construction or addition of new power supply resources, the expansion of existing resources, or the operation of power supply resources; and
•consumer preference for, and resource planning decisions requiring, renewable or low GHG-emitting sources of energy could impact usage of existing generation sources and require significant investment in new generation and transmission infrastructure.

Federal and state regulations pertaining to GHG emissions under the CAA have raised uncertainty about the future viability of fossil fuels, most notably coal, as an economical energy source for new and existing electric generation facilities because many new technologies for reducing carbon dioxide (CO2) emissions from coal, including carbon capture and storage, are still in the development stage and are not yet proven. Stringent emissions standards could result in significant increases in capital expenditures and operating costs, which may accelerate the retirement of coal-fired units and create power system reliability issues. Some higher-cost, high-emission coal-fired plants have ceased operation or the plant owners have announced a near-term cessation of operation, as the cost of compliance makes the plants uneconomical to operate, particularly in light of continued low natural gas prices that decrease the cost to operate natural gas-fired power plants. As a result, Idaho Power ended its participation in coal-fired operations at the Boardman power plant in October 2020 and the North Valmy plant unit 1 in December 2019. Idaho Power's 2021 IRP identifies a preferred resource portfolio and action plan that anticipates (1) ending Idaho Power's participation in coal-fired operations at the North Valmy plant unit 2 no later than the end of 2025; (2) converting two units from coal to natural gas at the Jim Bridger plant in 2024; and (3) ending Idaho Power's participation in the remaining two coal-fired units at the Jim Bridger plant by the end of 2028. As discussed above in the "Regulatory Matters" section of this MD&A, as of the date of this report, discussions among the IPUC Staff, Idaho Power, and the co-owner regarding this potential conversion and the environmental regulations related to the Jim Bridger plant are ongoing.

A variety of factors contribute to the financial, regulatory, and logistical uncertainties related to GHG reductions. These include the specific GHG emissions limits imposed, the timing of implementation of these limits, the level of emissions allowances allocated and the level that must be purchased, the purchase price of emissions allowances, the development and commercial availability of technologies for renewable energy and for the reduction of emissions, the degree to which offsets may be used for compliance, provisions for cost containment (if any), the impact on coal and natural gas prices, and the timing and amount of cost recovery through rates. Accordingly, Idaho Power cannot predict the effect on its results of operations, financial condition, or cash flows of any GHG emissions or other climate change requirements that may be adopted, although the costs to implement and comply with any such requirements could be substantial. A more detailed discussion of legislative and regulatory developments related to climate change follows.

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

In August 2015, the EPA promulgated the Clean Power Plan (CPP) under Section 111(d) of the CAA, which required states to adopt plans to collectively reduce 2005 levels of power sector CO2 emissions by 32 percent by the year 2030. In June 2019, the EPA repealed the CPP and replaced it with the Affordable Clean Energy (ACE) rule under Section 111(d) of the CAA for existing electric utility generating units. In January 2021, the U.S. Court of Appeals for the District of Columbia Circuit vacated the EPA's repeal of the CPP and also vacated the ACE rule in its entirety, directing the EPA to create a new regulatory approach. In February 2021, the EPA issued a memorandum notifying states that it will not require states to submit plans to the EPA under Section 111(d) of the CAA because the circuit court vacated the ACE rule without reinstating the CPP. On June 30, 2022, the U.S. Supreme Court vacated the circuit court's decision and remanded the case for further proceedings, finding that the EPA does not have authority to devise emissions caps based on the generation-shifting approach identified in the CPP. Despite the status of the CAA 111(d) rulemaking, the EPA will continue to evaluate climate-related impacts of fossil fuel generation and, as of the date of this report, Idaho Power expects to continue with its planned retirements and other planned upgrades at generating facilities.

State GHG Initiatives and Idaho Power’s Voluntary GHG Reduction Initiative: In August 2007, the Oregon legislature enacted legislation setting goals of reducing GHG levels to 10 percent below 1990 levels by 2020 and at least 75 percent below 1990 levels by 2050. Oregon legislation referred to as the Oregon Clean Electricity and Coal Transition Plan was also enacted in March 2016, and requires certain Oregon utilities to remove coal-fired generation from their Oregon retail rates by 2030. Oregon utilities would be permitted to sell the output of coal-fired plants into the wholesale market or reallocate such plants to other states. To the extent Idaho Power is subject to the legislation, it plans to seek recovery, through the ratemaking process, of operating and capitalized costs related to its coal-fired generation assets and removal of any of those assets from Oregon rate base.

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

The MATS rule under the CAA provides that sources must comply with emission limits by April 2015. Idaho Power and the co-owners of Jim Bridger and North Valmy coal-fired generating plants have installed mercury continuous emission monitoring systems on all coal-fired units at the plants, along with control technology to reduce mercury, acid gases, and particulate matter emissions for purposes of compliance with the MATS rule. Idaho Power believes that as of the date of this report, its jointly-owned coal-fired plants are in compliance with the MATS rule.

The CAA requires the EPA to set ambient air quality standards for six "criteria" pollutants considered harmful to public health and the environment. These six pollutants are carbon monoxide, lead, ozone, particulate matter, nitrogen dioxide, and sulfur dioxide (SO2). States are then required to develop emissions reduction strategies through State Implementation Plans (SIPs), based on attainment of these ambient air quality standards. Recent developments and pending actions related to certain of those items relevant to Idaho Power. However, as of the date of this report, Idaho Power does not expect the recent changes in the NAAQS to significantly impact its operations or materially increase Idaho Power’s capital and operating costs.

In accordance with federal regional haze rules under the CAA, coal-fired utility boilers are subject to regional haze - best available retrofit technology (RH BART) if they were built between 1962 and 1977 and affect any "Class I" (wilderness) areas. This includes all units at the Jim Bridger plant, which are subject to regulation by both EPA and WDEQ. In April 2022, the EPA issued a proposed rule under the CAA called the Federal Implementation Plan Addressing Regional Ozone Transport for the 2015 National Ambient Air Quality Standards (Good Neighbor Rule) to establish NOx emissions budgets requiring fossil fuel-fired power plants to participate in an allowance-based ozone season trading program beginning in 2023. If the proposed Good Neighbor Rule were implemented, under certain conditions the company could have reduced ability to use the full available output at the North Valmy and Jim Bridger plants in order to comply with the Good Neighbor Rule limitations. As of the date of this report, Idaho Power is evaluating the specific impacts to both plants and how the Good Neighbor Rule would impact its operations.

Clean Water Act Matters

Definition of “Waters of the United States” Under the CWA: Since 2015, the EPA and USACE have been struggling to define the scope of "waters of the United States" (WOTUS) under the CWA. The WOTUS definition is fundamental to the application of the CWA because only those bodies of water designated as WOTUS are protected from unlawful discharge of pollutants under the CWA.

In December 2022, after multiple rulemakings involving various Presidential Administrations and federal court reviews of those rules, the EPA and USACE most recently issued a final rule revising and expanding the definition of WOTUS under the CWA which goes into effect on March 20, 2023. Although Idaho Power expects the new rule may cause Idaho Power to incur additional permitting, regulatory requirements, and other associated costs, the aggregate amount of increased costs is unlikely to have a material adverse effect on Idaho Power's operations or financial condition, in part due to the relatively arid climate of Idaho Power's service area. Similarly, because the CWA applies to most of Idaho Power's facilities, including its hydropower plants, Idaho Power does not expect this new rule to materially impact Idaho Power's operations or financial condition.

Section 401 Water Quality Certification: As described more fully under “Relicensing of Hydropower Projects” in the "Regulatory Matters" section of this MD&A, Idaho Power filed water quality certification applications, required under Section 401 of the CWA, with Idaho and Oregon requesting that each state certify that any discharges from the HCC comply with applicable state water quality standards. The states issued final certifications in May 2019.

In July 2020, the EPA published a rule amending regulations intended to implement the CWA Section 401 water quality certification process. The rule has been subject to various legal challenges, and the EPA under the current Presidential

Administration has filed a notice of intent to repeal the July 2020 rule. While the EPA finalizes a new certification rule, Idaho Power plans to continue to operate under the current CWA Section 401 regulations as described above.

The EPA’s new rule is expected to expand state and tribal authority over water quality certifications; however, such expanded authority would not likely impact the timing and cost of the HCC certification under the current approval process.

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

In June 2022, Idaho Power and the IDEQ entered into a consent judgment in the district courts for the third, fourth, fifth, and sixth judicial districts of the State of Idaho to resolve a National Pollutant Discharge Elimination System permitting issue related to 15 of Idaho Power’s hydropower projects that required Idaho Power to pay a $1.1 million fine, implement interim measures for compliance, and ultimately submit applications for new permits at each of the dams subject to the consent judgment. As of the date of this report, Idaho Power has submitted new permit applications for 5 of the dams and anticipates completing all submissions by June 2024. Due to a misinterpretation of law, the EPA cancelled water discharge permits in the mid-1990’s, and Idaho Power recently determined that those permits are applicable for operation of the dams. However, Idaho Power believes that the dams would have been in compliance with the earlier permits had they remained in place.

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

Idaho Power has determined that it meets these conditions, and its financial statements reflect the effects of the different rate-making principles followed by the jurisdictions regulating Idaho Power. The primary effect of this policy is that Idaho Power had recorded approximately $1.5 billion of regulatory assets and $0.9 billion of regulatory liabilities at December 31, 2022. Idaho Power expects to recover these regulatory assets from customers through rates and refund these regulatory liabilities to customers through rates, but recovery or refund is subject to final review by the regulatory bodies. If future recovery or refund of these amounts ceases to be probable, or if Idaho Power determines that it no longer meets the criteria for applying regulatory accounting, or if accounting rules change to no longer provide for regulatory assets and liabilities, Idaho Power could be required to eliminate those regulatory assets or liabilities, which could have a material effect on Idaho Power’s financial condition or results of operations.

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

Pension and Other Postretirement Benefits

Idaho Power maintains a tax-qualified, noncontributory defined benefit pension plan covering most employees, and two unfunded nonqualified deferred compensation plans for certain senior management employees and directors called the Security Plan for Senior Management Employees I and Security Plan for Senior Management Employees II, and a postretirement benefit plan (consisting of health care and death benefits).

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

The assumed discount rate is based on reviews of market yields on high-quality corporate debt. Specifically, IDACORP and Idaho Power determined the discount rate for each plan through the construction of hypothetical portfolios of bonds selected from high-quality corporate bonds available as of December 31, 2022, with maturities matching the projected cash outflows of the plans. Based on the results of this analysis, the discount rate used to calculate the 2023 defined benefit plan pension expense increased to 5.45 percent from the 3.05 percent rate used in 2022.

Rate-of-return projections for plan assets are based on historical risk/return relationships among asset classes. The primary measure is the historical risk premium each asset class has delivered versus the yield on the Moody's AA Corporate Bond Index. This historical risk premium is then added to the current yield on the Moody's AA Corporate Bond Index, and Idaho Power believes the result provides a reasonable prediction of future investment performance. Additional analysis is performed to measure the expected range of returns, as well as worst-case and best-case scenarios. The long-term rate of return used to calculate the 2023 pension expense will be 7.4 percent, the same assumption as used in 2022.

Total net periodic pension and other postretirement benefit cost for these plans totaled $42.3 million and $65.6 million for the years ended December 31, 2022 and 2021, respectively, including amounts deferred as regulatory assets (see discussion below) and amounts allocated to capitalized labor. For 2023, total net periodic pension costs and other postretirement benefit costs are expected to total approximately $30.6 million, which takes into account the change in the discount rate noted above.

Had different actuarial assumptions been used, net periodic pension costs and other postretirement benefit costs could have varied significantly. The following table reflects the sensitivities associated with changes in the discount rate and rate-of-return on plan assets actuarial assumptions on historical and future net periodic pension costs and other postretirement benefit costs:

	Discount rate		Rate of return
	2023	2022	2023	2022
	(millions of dollars)
Effect of 0.5% rate increase on total net periodic pension costs and other postretirement benefit costs	$(2.4)	$(10.9)	$(4.3)	$(5.0)
Effect of 0.5% rate decrease on total net periodic pension costs and other postretirement benefit costs	6.1	12.1	4.3	5.1

Additionally, a 0.5 percent increase in the plans' discount rates would have resulted in a $68.6 million decrease in the combined benefit obligations of the plans as of December 31, 2022. A 0.5 percent decrease in the plans' discount rates would have resulted in an $76.4 million increase in the combined benefit obligations of the plans as of December 31, 2022.

The IPUC has authorized Idaho Power to account for its defined benefit pension plan expense on a cash basis, and to defer and account for accrued pension expense as a regulatory asset. The IPUC acknowledged that it is appropriate for Idaho Power to seek recovery in its revenue requirement of reasonable and prudently incurred pension expense based on actual cash contributions. In 2007, Idaho Power began deferring pension expense to a regulatory asset account to be matched with revenue when future pension contributions are recovered through rates. At December 31, 2022, a total of $250 million of expense was deferred as a regulatory asset. Idaho Power expects to defer approximately $3 million of expense in 2023. Idaho Power recorded pension expense on its consolidated statements of income related to its tax-qualified defined benefit pension plan of approximately $19 million in 2022 and 2021.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IDACORP and Idaho Power are exposed to market risks, including changes in interest rates, changes in commodity prices, credit risk, and equity price risk. The following discussion summarizes these risks and the financial instruments, derivative instruments, and derivative commodity instruments sensitive to changes in interest rates, commodity prices, and equity prices that were held at December 31, 2022. Neither IDACORP nor Idaho Power have entered into any of these market-risk-sensitive instruments for trading purposes.

Interest Rate Risk

IDACORP and Idaho Power manages interest expense and short- and long-term liquidity through a combination of fixed rate and variable rate debt. Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly-rated financial institutions may be used to achieve the desired combination.

Variable Rate Debt: As of December 31, 2022, IDACORP and Idaho Power had $118.9 million and $135.4 million, respectively, in net floating rate debt, which approximated fair value. Assuming no change in financial structure, if variable interest rates were to average one percentage point higher than the average rate on December 31, 2022, IDACORP and Idaho Power's annual interest expense would increase and pre-tax earnings would decrease by approximately $1.2 million and $1.4 million, respectively.

Fixed Rate Debt: As of December 31, 2022, both IDACORP and Idaho Power had $2.0 billion in fixed rate debt, with a fair market value of approximately $1.8 billion. These instruments are fixed rate and, therefore, do not expose the companies to a loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $196 million if market interest rates were to decline by one percentage point from their December 31, 2022 levels.

Commodity Price Risk

IDACORP's exposure to changes in commodity prices is related to Idaho Power's ongoing utility operations that produce electricity to meet the demand of its retail electric customers. To supplement its power supply resources and balance its supply of power with the demand of its retail customers, Idaho Power participates in the wholesale marketplace. Purchased power arrangements allow Idaho Power to respond to fluctuations in the demand for electricity and variability in generating plant operations. Idaho Power also enters into arrangements for the purchase of fuel for natural gas and coal-fired generating plants. These contracts for the purchase of power and fuel expose Idaho Power to commodity price risk. The effects of changes in commodity prices on Idaho Power's net income are mitigated in large part by Idaho Power's Idaho and Oregon power cost adjustment mechanisms. However, collection from customers or return to customers of most of the difference between actual power supply costs compared with those included in retail rates is deferred to a subsequent period, which can affect Idaho Power’s operating cash flow and liquidity until those costs are recovered from or returned to customers.

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

The primary objectives of Idaho Power’s energy purchase and sale activity are to meet the demand of retail electric customers, to maintain appropriate physical reserves to ensure reliability, and to make economic use of temporary surpluses that may develop. Idaho Power has adopted an energy risk management program, which has been reviewed and accepted by the Idaho Public Utilities Commission (IPUC), designed to reduce exposure to power supply cost-related uncertainty, further mitigating commodity price risk. Idaho Power’s Energy Risk Management Policy and associated standards implementing the Energy Risk Management Policy describe a collaborative process with customers and regulators via a committee called the Customer Advisory Group (CAG). The Risk Management Committee (RMC), composed of Idaho Power officers and senior managers, oversees the risk management program. The RMC is responsible for communicating the status of risk management activities to Idaho Power's Board of Directors and to the CAG, and Idaho Power’s Audit Committee is responsible for approving the Energy Risk Management Policy and associated standards. The RMC is also responsible for conducting an ongoing general assessment of the appropriateness of Idaho Power’s strategies for energy risk management activities. In its energy risk management process, Idaho Power considers both demand-side and supply-side options consistent with its Integrated Resource Plan. The primary tools for risk mitigation are physical and financial forward power transactions and fueling alternatives for utility-owned generation resources. Idaho Power only engages in a nominal amount of trading activity for non-retail purposes.

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

The use of performance assurance collateral in the form of cash, letters of credit, or guarantees is common industry practice. Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties. As of December 31, 2022, Idaho Power had no performance assurance collateral posted related to these contracts. Should Idaho Power experience a reduction in its credit rating on Idaho Power’s unsecured debt to below investment grade, Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral. Counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions. Based upon Idaho Power’s energy and fuel portfolio and market conditions as of December 31, 2022, the amount of collateral that could be requested upon a downgrade to below investment grade was approximately $113.3 million. To minimize capital requirements, Idaho Power actively monitors the portfolio exposure and the potential exposure to additional requests for performance assurance collateral calls through sensitivity analysis.

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

IDACORP, Inc.
Consolidated Statements of Income

	Year Ended December 31,
	2022	2021	2020
	(thousands of dollars except for per share amounts)
Operating Revenues:
Electric utility revenues	$1,641,040	$1,455,410	$1,347,340
Other	2,941	2,674	3,389
Total operating revenues	1,643,981	1,458,084	1,350,729

Operating Expenses:
Electric utility:
Purchased power	544,345	393,691	297,417
Fuel expense	230,210	180,550	172,740
Power cost adjustment	(100,659)	(49,844)	(33,708)
Other operations and maintenance	399,375	361,297	352,071
Energy efficiency programs	33,197	29,920	42,478
Depreciation	170,077	175,555	171,648
Other electric utility operating expenses	37,325	34,673	35,914
Total electric utility expenses	1,313,870	1,125,842	1,038,560
Other	2,933	2,591	2,648
Total operating expenses	1,316,803	1,128,433	1,041,208

Operating Income	327,178	329,651	309,521

Nonoperating (Income) Expense:
Allowance for equity funds used during construction	(37,285)	(31,537)	(29,551)
Earnings of unconsolidated equity-method investments	(11,511)	(11,435)	(11,513)
Interest on long-term debt	87,259	84,145	84,251
Other interest	16,030	14,546	14,753
Allowance for borrowed funds used during construction	(13,914)	(11,993)	(11,578)
Other (income) expense, net	(10,805)	3,141	(3,509)
Total nonoperating expense, net	29,774	46,867	42,853

Income Before Income Taxes	297,404	282,784	266,668

Income Tax Expense	37,844	36,912	28,700

Net Income	259,560	245,872	237,968
Adjustment for income attributable to noncontrolling interests	(578)	(322)	(551)
Net Income Attributable to IDACORP, Inc.	$258,982	$245,550	$237,417

Weighted Average Common Shares Outstanding - Basic (000’s)	50,658	50,599	50,538
Weighted Average Common Shares Outstanding - Diluted (000’s)	50,699	50,645	50,572
Earnings Per Share of Common Stock:
Earnings Attributable to IDACORP, Inc. - Basic	$5.11	$4.85	$4.70
Earnings Attributable to IDACORP, Inc. - Diluted	$5.11	$4.85	$4.69

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2022	2021	2020
	(thousands of dollars)

Net Income	$259,560	$245,872	$237,968
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $9,399, $1,150, and $(2,452)	27,118	3,318	(7,074)
Total Comprehensive Income	286,678	249,190	230,894
Comprehensive income attributable to noncontrolling interests	(578)	(322)	(551)
Comprehensive Income Attributable to IDACORP, Inc.	$286,100	$248,868	$230,343

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Balance Sheets

	December 31,
	2022	2021
	(in thousands)
Assets

Current Assets:
Cash and cash equivalents	$177,577	$215,243
Receivables:
Customer (net of allowance of $5,034 and $4,499, respectively)	114,173	78,819
Other (net of allowance of $512 and $517, respectively)	51,179	14,994
Income taxes receivable	13,734	14,770
Accrued unbilled revenues	84,862	74,843
Materials and supplies (at average cost)	92,461	77,552
Fuel stock (at average cost)	14,762	18,045
Prepayments	24,517	24,676
Current regulatory assets	80,049	71,223
Other	40,339	5,708
Total current assets	693,653	595,873

Investments	121,352	123,824

Property, Plant and Equipment:
Utility plant in service	6,828,467	6,509,316
Accumulated provision for depreciation	(2,465,279)	(2,298,951)
Utility plant in service - net	4,363,188	4,210,365
Construction work in progress	785,706	670,585
Utility plant held for future use	7,130	4,511
Other property, net of accumulated depreciation	16,946	16,361
Property, plant and equipment - net	5,172,970	4,901,822

Other Assets:
Company-owned life insurance	73,944	67,343
Regulatory assets	1,421,912	1,462,431
Other	59,427	59,222
Total other assets	1,555,283	1,588,996

Total	$7,543,258	$7,210,515

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Balance Sheets

	December 31,
	2022	2021
	(in thousands)
Liabilities and Equity

Current Liabilities:
Accounts payable	$292,719	$145,980
Taxes accrued	8,565	14,229
Interest accrued	24,060	23,959
Accrued compensation	59,265	55,666
Current regulatory liabilities	63,957	11,239
Advances from customers	72,222	43,472
Other	27,777	31,079
Total current liabilities	548,565	325,624

Other Liabilities:
Deferred income taxes	873,916	842,375
Regulatory liabilities	796,644	781,695
Pension and other postretirement benefits	238,037	521,462
Other	77,336	63,485
Total other liabilities	1,985,933	2,209,017

Long-Term Debt	2,194,145	2,000,640

Commitments and Contingencies

Equity:
IDACORP, Inc. shareholders’ equity:
Common stock, no par value (120,000 shares authorized; 50,562 and 50,516 shares issued, respectively)	882,189	874,896
Retained earnings	1,937,972	1,833,580
Accumulated other comprehensive loss	(12,922)	(40,040)
Total IDACORP, Inc. shareholders’ equity	2,807,239	2,668,436
Noncontrolling interests	7,376	6,798
Total equity	2,814,615	2,675,234

Total	$7,543,258	$7,210,515

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2022	2021	2020
	(thousands of dollars)
Operating Activities:
Net income	$259,560	$245,872	$237,968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	173,555	179,444	175,941
Deferred income taxes and investment tax credits	(511)	23,901	25,175
Changes in regulatory assets and liabilities	(79,693)	(33,705)	(36,246)
Pension and postretirement benefit plan expense	29,286	33,817	28,970
Contributions to pension and postretirement benefit plans	(44,192)	(44,220)	(45,161)
Earnings of equity-method investments	(11,511)	(11,435)	(11,513)
Distributions from equity-method investments	11,586	11,711	14,477
Allowance for equity funds used during construction	(37,285)	(31,537)	(29,551)
Other non-cash adjustments to net income, net	14,892	8,929	10,457
Change in:
Accounts receivable and unbilled revenues	(81,545)	(9,434)	(7,630)
Prepayments	(2,156)	(6,581)	(5,377)
Materials, supplies, and fuel stock	(11,626)	991	17,543
Accounts and wages payable	112,602	17,700	(356)
Taxes accrued/receivable	(4,628)	(17,885)	8,950
Other assets and liabilities	22,951	(4,304)	4,484
Net cash provided by operating activities	351,285	363,264	388,131
Investing Activities:
Additions to property, plant and equipment	(432,589)	(299,999)	(310,938)
Payments received from transmission project joint funding partners	17,778	5,876	3,197
Investments in affordable housing and other real estate tax credit projects	(9,881)	(15,148)	(14,338)
Distributions from equity-method investments, return of investment	8,489	14,439	1,073
Purchase of equity securities	(45,572)	(17,186)	(33,382)
Purchases of held-to-maturity securities	(31,224)	—	—
Proceeds from sale of equity securities	63,857	11,328	25,795
Purchases of short-term investments	(25,000)	(25,000)	(25,000)
Maturities of short-term investments	25,000	50,000	—
Other	4,875	2,037	6,335
Net cash used in investing activities	(424,267)	(273,653)	(347,258)
Financing Activities:
Issuance of long-term debt	198,000	—	310,000
Premium on issuance of long-term debt	—	—	31,384
Retirement of long-term debt	(4,360)	—	(175,000)
Dividends on common stock	(154,287)	(146,119)	(137,813)
Tax withholdings on net settlements of share-based awards	(3,111)	(3,031)	(4,641)
Make-whole premium on retirement of long-term debt	—	—	(3,305)
Debt issuance costs and other	(926)	(334)	(3,636)
Net cash provided by (used in) financing activities	35,316	(149,484)	16,989
Net (decrease) increase in cash and cash equivalents	(37,666)	(59,873)	57,862
Cash and cash equivalents at beginning of the year	215,243	275,116	217,254
Cash and cash equivalents at end of the year	$177,577	$215,243	$275,116
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Income taxes	$45,885	$34,330	$9,975
Interest (net of amount capitalized)	$85,985	$83,499	$81,074
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$84,324	$53,690	$45,004

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Statements of Equity

	Year Ended December 31,
	2022	2021	2020
	(thousands of dollars)
Common Stock:
Balance at beginning of year	$874,896	$869,235	$868,307
Share-based compensation expense	10,279	8,583	7,416
Tax withholdings on net settlements of share-based awards	(3,111)	(3,031)	(4,641)
Treasury shares issued	—	—	(1,920)
Other	125	109	73
Balance at end of year	882,189	874,896	869,235

Retained Earnings:
Balance at beginning of year	1,833,580	1,734,103	1,634,525
Net income attributable to IDACORP, Inc.	258,982	245,550	237,417
Common stock dividends ($3.04, $2.88, and $2.72 per share, respectively)	(154,590)	(146,073)	(137,839)
Balance at end of year	1,937,972	1,833,580	1,734,103

Accumulated Other Comprehensive (Loss) Income:
Balance at beginning of year	(40,040)	(43,358)	(36,284)
Unfunded pension liability adjustment (net of tax)	27,118	3,318	(7,074)
Balance at end of year	(12,922)	(40,040)	(43,358)

Treasury Stock:
Balance at beginning of year	—	—	(1,920)
Issued	—	—	1,920
Balance at end of year	—	—	—

Total IDACORP, Inc. shareholders’ equity at end of year	2,807,239	2,668,436	2,559,980

Noncontrolling Interests:
Balance at beginning of year	6,798	6,476	5,925
Net income attributable to noncontrolling interests	578	322	551
Balance at end of year	7,376	6,798	6,476

Total equity at end of year	$2,814,615	$2,675,234	$2,566,456

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Statements of Income

	Year Ended December 31,
	2022	2021	2020
	(thousands of dollars)

Operating Revenues	$1,641,040	$1,455,410	$1,347,340

Operating Expenses:
Operation:
Purchased power	544,345	393,691	297,417
Fuel expense	230,210	180,550	172,740
Power cost adjustment	(100,659)	(49,844)	(33,708)
Other operations and maintenance	399,375	361,297	352,071
Energy efficiency programs	33,197	29,920	42,478
Depreciation	170,077	175,555	171,648
Other operating expenses	37,325	34,673	35,914
Total operating expenses	1,313,870	1,125,842	1,038,560

Operating Income	327,170	329,568	308,780

Nonoperating (Income) Expense:
Allowance for equity funds used during construction	(37,285)	(31,537)	(29,551)
Earnings of unconsolidated equity-method investments	(10,211)	(10,211)	(10,102)
Interest on long-term debt	87,259	84,145	84,251
Other interest	15,693	14,511	14,716
Allowance for borrowed funds used during construction	(13,914)	(11,993)	(11,578)
Other (income) expense, net	(9,147)	3,171	(2,739)
Total nonoperating expense, net	32,395	48,086	44,997

Income Before Income Taxes	294,775	281,482	263,783

Income Tax Expense	39,908	38,257	30,548

Net Income	$254,867	$243,225	$233,235

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2022	2021	2020
	(thousands of dollars)

Net Income	$254,867	$243,225	$233,235
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $9,399, $1,150, and $(2,452)	27,118	3,318	(7,074)
Total Comprehensive Income	$281,985	$246,543	$226,161

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Balance Sheets

	December 31,
	2022	2021
	(in thousands)
Assets

Current Assets:
Cash and cash equivalents	$108,933	$60,075
Receivables:
Customer (net of allowance of $5,034 and $4,499, respectively)	114,173	78,819
Other (net of allowance of $512 and $517, respectively)	50,754	14,134
Income taxes receivable	13,108	15,328
Accrued unbilled revenues	84,862	74,843
Materials and supplies (at average cost)	92,461	77,552
Fuel stock (at average cost)	14,762	18,045
Prepayments	24,396	24,558
Current regulatory assets	80,049	71,223
Other	40,339	5,708
Total current assets	623,837	440,285

Investments	78,791	77,108

Property, Plant and Equipment:
Plant in service	6,828,467	6,509,316
Accumulated provision for depreciation	(2,465,279)	(2,298,951)
Plant in service - net	4,363,188	4,210,365
Construction work in progress	785,706	670,585
Plant held for future use	7,130	4,511
Other property	4,558	3,647
Property, plant and equipment, net	5,160,582	4,889,108

Other Assets:
Company-owned life insurance	73,944	67,343
Regulatory assets	1,421,912	1,462,431
Other	52,038	54,564
Total other assets	1,547,894	1,584,338

Total	$7,411,104	$6,990,839

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Balance Sheets

	December 31,
	2022	2021
	(in thousands)
Liabilities and Equity

Current Liabilities:
Accounts payable	$292,616	$145,871
Accounts payable to affiliates	56,338	2,159
Taxes accrued	9,101	14,316
Interest accrued	24,060	23,959
Accrued compensation	58,959	55,491
Current regulatory liabilities	63,957	11,239
Advances from customers	72,222	43,472
Other	26,199	19,117
Total current liabilities	603,452	315,624

Other Liabilities:
Deferred income taxes	870,692	844,871
Regulatory liabilities	796,644	781,695
Pension and other postretirement benefits	238,037	521,462
Other	76,471	62,245
Total other liabilities	1,981,844	2,210,273

Long-Term Debt	2,194,145	2,000,640

Commitments and Contingencies

Equity:
Common stock, $2.50 par value (50,000 shares authorized; 39,151 shares outstanding)	97,877	97,877
Premium on capital stock	712,258	712,258
Capital stock expense	(2,097)	(2,097)
Retained earnings	1,836,547	1,696,304
Accumulated other comprehensive loss	(12,922)	(40,040)
Total equity	2,631,663	2,464,302

Total	$7,411,104	$6,990,839

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2022	2021	2020
	(thousands of dollars)
Operating Activities:
Net income	$254,867	$243,225	$233,235
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	172,976	178,847	175,334
Deferred income taxes and investment tax credits	(11,744)	(7,682)	1,149
Changes in regulatory assets and liabilities	(79,693)	(33,705)	(36,246)
Pension and postretirement benefit plan expense	29,269	33,804	28,955
Contributions to pension and postretirement benefit plans	(44,175)	(44,207)	(45,146)
Earnings of equity-method investments	(10,211)	(10,211)	(10,102)
Distributions from equity-method investments	10,211	10,211	12,627
Allowance for equity funds used during construction	(37,285)	(31,537)	(29,551)
Other non-cash adjustments to net income, net	4,493	346	3,041
Change in:
Accounts receivable and unbilled revenues	(81,163)	(8,345)	(9,476)
Prepayments	(2,153)	(6,589)	(5,368)
Materials, supplies, and fuel stock	(11,626)	991	17,543
Accounts and wages payable	166,635	17,690	(292)
Taxes accrued/receivable	(2,995)	(15,899)	12,685
Other assets and liabilities	22,876	(4,233)	4,600
Net cash provided by operating activities	380,282	322,706	352,988
Investing Activities:
Additions to utility plant	(432,430)	(299,972)	(310,937)
Payments received from transmission project joint funding partners	17,778	5,876	3,197
Distributions from equity-method investments, return of investment	8,489	14,439	1,073
Purchase of equity securities	(43,953)	(15,823)	(33,382)
Purchases of held-to-maturity securities	(31,224)	—	—
Proceeds from the sale of equity securities	63,857	11,328	25,795
Other	7,605	2,231	6,305
Net cash used in investing activities	(409,878)	(281,921)	(307,949)
Financing Activities:
Issuance of long-term debt	198,000	—	310,000
Premium on issuance of long-term debt	—	—	31,384
Retirement of long-term debt	(4,360)	—	(175,000)
Dividends on common stock	(114,447)	(146,076)	(137,885)
Make-whole premium on retirement of long-term debt	—	—	(3,305)
Other	(739)	(238)	(3,579)
Net cash provided by (used in) financing activities	78,454	(146,314)	21,615
Net increase (decrease) in cash and cash equivalents	48,858	(105,529)	66,654
Cash and cash equivalents at beginning of the year	60,075	165,604	98,950
Cash and cash equivalents at end of the year	$108,933	$60,075	$165,604
Supplemental Disclosure of Cash Flow Information:
Cash paid to IDACORP related to income taxes	$2,532	$64,003	$32,118
Cash paid for interest (net of amount capitalized)	$85,648	$83,464	$81,037
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$84,324	$53,690	$45,004
The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Statements of Retained Earnings

	Year Ended December 31,
	2022	2021	2020
	(thousands of dollars)

Retained Earnings, Beginning of Year	$1,696,304	$1,599,155	$1,503,805
Net Income	254,867	243,225	233,235
Dividends on Common Stock	(114,624)	(146,076)	(137,885)
Retained Earnings, End of Year	$1,836,547	$1,696,304	$1,599,155

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

Nature of Business

IDACORP is a holding company formed in 1998 whose principal operating subsidiary is Idaho Power. Idaho Power is an electric utility engaged in the generation, transmission, distribution, sales, and purchase of electric energy and capacity with a service area covering approximately 24,000 square miles in southern Idaho and eastern Oregon. Idaho Power is regulated primarily by the state utility regulatory commissions of Idaho and Oregon and the Federal Energy Regulatory Commission (FERC). Idaho Power is the parent of Idaho Energy Resources Co. (IERCo), a joint venturer in Bridger Coal Company (BCC), which mines and supplies coal to the Jim Bridger power plant (Jim Bridger plant) owned in part by Idaho Power.

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

IDACORP also consolidates one VIE, Marysville Hydro Partners (Marysville), which is a joint venture owned 50 percent by Ida-West and 50 percent by Environmental Energy Company (EEC). At December 31, 2022, Marysville had approximately $14.9 million of assets, primarily a hydropower plant, which are eliminated in consolidation. EEC has borrowed amounts from Ida-West to fund a portion of its required capital contributions to Marysville. The loans are payable from EEC’s share of distributions from Marysville and are secured by the stock of EEC and EEC’s interest in Marysville. Ida-West is identified as the primary beneficiary because the combination of its ownership interest in the joint venture with the intercompany note and the EEC note result in Ida-West's ability to control the activities of the joint venture.

The BCC joint venture is also a VIE, but because the power to direct the activities that most significantly impact the economic performance of BCC is shared with the joint venture partner, Idaho Power is not the primary beneficiary. The carrying value of Idaho Power's investment in BCC was $14.2 million at December 31, 2022, and Idaho Power's maximum exposure to loss is the carrying value, any additional future contributions to BCC, and a $48.2 million guarantee for mine reclamation costs. BCC has a reclamation trust fund set aside specifically for the purpose of paying the reclamation costs, the market value of which exceeded the total estimated reclamation obligation at December 31, 2022. The guarantee, reclamation obligation, and reclamation trust are discussed further in Note 9 - "Commitments."

IFS's affordable housing limited partnership and other real estate tax credit investments are also VIEs for which IDACORP is not the primary beneficiary. IFS's limited partnership interests range from 4 to 100 percent and were acquired between 2003 and 2021. As a limited partner, IFS does not control these entities and they are not consolidated. IFS’s maximum exposure to loss in these developments is limited to its net carrying value, which was $29.5 million at December 31, 2022.

Ida-West's other investments in PURPA facilities, Idaho Power's investment in BCC, and IFS's investments are accounted for under the equity method of accounting (see Note 14 - "Investments").

Except for amounts related to sales of electricity by Ida-West's PURPA projects to Idaho Power, all intercompany transactions and balances have been eliminated in consolidation.

The accompanying consolidated financial statements include Idaho Power's proportionate share of utility plant and related operations resulting from its interests in jointly-owned plants (see Note 12 - "Property, Plant and Equipment and Jointly-Owned Projects").

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

The following table provides a rollforward of the allowance for uncollectible accounts related to customer receivables (in thousands of dollars):

	Year Ended December 31,
	2022	2021
Balance at beginning of period	$4,499	$4,766
Additions to the allowance	3,265	2,017
Write-offs, net of recoveries	(2,730)	(2,284)
Balance at end of period	$5,034	$4,499
Allowance for uncollectible accounts as a percentage of customer receivables	4.2%	5.4%

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

There were no impaired receivables without related allowances at December 31, 2022 and 2021. Once a receivable is determined to be impaired, any further interest income recognized is fully reserved.

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

All utility plant in service is depreciated using the straight-line method at rates approved by regulatory authorities. Annual depreciation provisions as a percent of average depreciable utility plant in service approximated 2.7 percent in 2022, and 2.9 percent in 2021 and 2020.

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

Long-lived assets are periodically reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the undiscounted expected future cash flows from an asset is less than the carrying value of the asset, impairment is recognized in the financial statements. There were no material impairments of long-lived assets in 2022, 2021, or 2020.

Allowance for Funds Used During Construction

AFUDC represents the cost of financing construction projects with borrowed funds and equity funds. With one exception, for the Hells Canyon Complex (HCC) relicensing project, cash is not realized currently from such allowance; it is realized under the ratemaking process over the service life of the related property through increased revenues resulting from a higher rate base and higher depreciation expense. The component of AFUDC attributable to borrowed funds is included as a reduction to total interest expense. Idaho Power’s weighted-average monthly AFUDC rate was 7.4 percent for 2022, and 7.5 percent for 2021 and 2020.

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

Reclassifications

IDACORP and Idaho Power changed the presentation of their respective consolidated statements of cash flows for the year ended December 31, 2022, from one acceptable presentation to another, to increase transparency. Prior year respective consolidated statements of cash flows have been reclassified to conform with current year presentation. The reclassification includes certain lines of changes in assets and liabilities, presented in operating activities, and does not affect prior year net cash provided by operating activities in the respective consolidated statements of cash flows.

New and Recently Adopted Accounting Pronouncements

There have been no recently issued accounting pronouncements that have had or are expected to have a material impact on IDACORP's or Idaho Power's consolidated financial statements.

2. INCOME TAXES

A reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

	IDACORP			Idaho Power
	2022	2021	2020	2022	2021	2020
	(thousands of dollars)
Federal income tax expense at statutory rate	$62,333	$59,317	$55,885	$61,903	$59,111	$55,394
Change in taxes resulting from:
AFUDC	(10,752)	(9,141)	(8,637)	(10,752)	(9,141)	(8,637)
Capitalized interest	1,633	1,077	1,044	1,633	1,077	1,044
Investment tax credits	(3,119)	(2,866)	(2,906)	(3,119)	(2,866)	(2,906)
Removal costs	(4,900)	(3,302)	(3,148)	(4,900)	(3,302)	(3,148)
Capitalized overhead costs	(3,150)	(8,190)	(7,560)	(3,150)	(8,190)	(7,560)
Capitalized repair costs	(19,320)	(17,430)	(18,480)	(19,320)	(17,430)	(18,480)
Bond redemption costs	—	—	(726)	—	—	(726)
State income taxes, net of federal benefit	18,139	11,359	8,804	18,352	11,633	9,052
Depreciation	11,897	14,233	13,589	11,897	14,233	13,589
Excess deferred income tax reversal	(11,405)	(8,958)	(4,885)	(11,405)	(8,958)	(4,885)
Income tax return adjustments	(2,692)	3,169	(2,552)	(2,827)	1,759	(2,508)
Real Estate-related tax credits	(6,362)	(6,245)	(5,315)	—	—	—
Real Estate-related investment distributions	(812)	(1,010)	(13)	—	—	—
Real Estate-related investment amortization	4,355	4,095	3,754	—	—	—
Other, net	1,999	804	(154)	1,596	331	319
Total income tax expense	$37,844	$36,912	$28,700	$39,908	$38,257	$30,548
Effective tax rate	12.7%	13.1%	10.8%	13.5%	13.6%	11.6%

The items comprising income tax expense are as follows:

	IDACORP			Idaho Power
	2022	2021	2020	2022	2021	2020
	(thousands of dollars)
Income taxes current:
Federal	$31,668	$15,210	$7,800	$37,696	$40,525	$30,464
State	5,474	6,630	3,215	11,715	12,932	6,409
Total	37,142	21,840	11,015	49,411	53,457	36,873
Income taxes deferred:
Federal	(13,696)	(1,787)	11,543	(13,127)	(21,737)	(4,905)
State	4,087	1,154	(1,414)	(2,202)	(5,295)	(4,241)
Total	(9,609)	(633)	10,129	(15,329)	(27,032)	(9,146)
Investment tax credits:
Deferred	8,945	14,698	5,727	8,945	14,698	5,727
Restored	(3,119)	(2,866)	(2,906)	(3,119)	(2,866)	(2,906)
Total	5,826	11,832	2,821	5,826	11,832	2,821
Real estate-related investments at IFS	4,485	3,873	4,735	—	—	—
Total income tax expense	$37,844	$36,912	$28,700	$39,908	$38,257	$30,548

The components of the net deferred tax liability are as follows:

	IDACORP		Idaho Power
	2022	2021	2022	2021
	(thousands of dollars)
Deferred tax assets:
Regulatory liabilities	$94,946	$96,880	$94,946	$96,880
Deferred compensation	24,495	23,333	24,495	23,333
Deferred revenue	53,418	48,318	53,418	48,318
Tax credits	44,727	41,896	44,727	35,781
Partnership investments	15,259	12,265	15,259	11,949
Retirement benefits	38,687	110,997	38,687	110,997
Other	19,657	17,066	19,526	16,893
Total	291,189	350,755	291,058	344,151
Deferred tax liabilities:
Property, plant and equipment	249,452	272,530	249,452	272,530
Regulatory assets	739,689	721,276	739,689	721,276
Power cost adjustments	33,116	9,015	33,116	9,015
Partnership investments	3,355	2,824	—	—
Retirement benefits	80,777	138,154	80,777	138,154
Other	58,716	49,331	58,716	48,047
Total	1,165,105	1,193,130	1,161,750	1,189,022
Net deferred tax liabilities	$873,916	$842,375	$870,692	$844,871

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

Tax Credit Carryforwards

As of December 31, 2022, IDACORP had $44.7 million of Idaho investment tax credit carryforwards, which expire from 2026 to 2036.

Uncertain Tax Positions

IDACORP and Idaho Power believe that they have no material income tax uncertainties for 2022 and prior tax years. Both companies recognize interest accrued related to unrecognized tax benefits as interest expense and penalties as other expense.

IDACORP and Idaho Power are subject to examination by their major tax jurisdictions - United States federal and the State of Idaho. The open tax years for examination are 2020-2022 for federal and 2016-2022 for Idaho. The Idaho State Tax Commission began its examination of the 2016-2018 tax years in March of 2020. In May 2009, IDACORP formally entered the U.S. Internal Revenue Service (IRS) Compliance Assurance Process (CAP) program for its 2009 tax year and has remained in the CAP program for all subsequent years. The CAP program provides for Internal Revenue Service (IRS) examination and issue resolution throughout the current year with the objective of return filings containing no contested items. IDACORP was in the bridge phase of CAP for both the 2020 and 2021 tax years. The IRS moved IDACORP from the bridge phase of CAP to the maintenance phase for the 2022 tax year.

Inflation Reduction Act

On August 16, 2022, the Inflation Reduction Act of 2022 (the 2022 IRA) was signed into law. The 2022 IRA provides for, among other things, numerous renewable energy tax credits, for example: extension of the current investment (ITC) and production (PTC) tax credits, a new ITC for standalone energy storage, application of the PTC to solar, transition to a technology-neutral ITC and PTC after 2024 and created a transferability option that allows credits to be sold to an unrelated taxpayer. The 2022 IRA modifies the calculation of most of the energy tax credits by introducing the concept of a “base credit” (e.g., 6 percent ITC) and a “bonus credit” (e.g., an additional 24 percent ITC) if certain wage and apprenticeship requirements are met in the construction and ongoing maintenance of the renewable energy facilities. Additionally, the 2022 IRA also established a 15 percent alternative minimum tax for C-corporations with an average financial statement income of more than $1 billion for the previous three taxable years. IDACORP and Idaho Power are not subject to the alternative minimum tax.

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

The following table presents a summary of Idaho Power’s regulatory assets and liabilities (in thousands of dollars):

		As of December 31, 2022
	Remaining Amortization Period	Earning a Return(1)	Not Earning a Return	Total as of December 31,
Description				2022	2021
Regulatory Assets:
Income taxes(2)		$—	$739,689	$739,689	$721,276
Unfunded postretirement benefits(3)		—	70,254	70,254	315,011
Pension expense deferrals(4)		220,648	28,855	249,503	234,437
Energy efficiency program costs(5)		3,767	—	3,767	7,622
Power supply costs(6)	2023-2024	145,321	(16,012)	129,309	33,529
Fixed cost adjustment(6)	2023-2024	24,859	17,042	41,901	54,944
North Valmy plant settlements(6)	2023-2028	90,747	—	90,747	97,852
Jim Bridger plant settlement(6)	2023-2030	76,392	4,139	80,531	—
Asset retirement obligations(7)		—	28,780	28,780	22,585
Wildfire Mitigation Plan deferral(6)		—	27,078	27,078	6,075
Long-term service agreement	2023-2043	13,363	8,751	22,114	23,273
Other	2023-2056	2,790	15,498	18,288	17,050
Total		$577,887	$924,074	$1,501,961	$1,533,654
Regulatory Liabilities:
Income taxes(8)		$—	$94,946	$94,946	$96,880
Depreciation-related excess deferred income taxes(9)		158,634	—	158,634	170,039
Removal costs(7)		—	180,087	180,087	184,670
Investment tax credits		—	115,285	115,285	109,460
Deferred revenue-AFUDC(10)		159,001	48,527	207,528	187,717
Energy efficiency program costs(5)		154	—	154	—
Settlement agreement sharing mechanism(6)	2023	—	—	—	569
Mark-to-market liabilities		—	59,544	59,544	8,581
Tax reform accrual for future amortization(11)		—	32,793	32,793	24,522
Other		6,553	5,077	11,630	10,496
Total		$324,342	$536,259	$860,601	$792,934

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
(5)    The energy efficiency asset and liability represent the separate Idaho and Oregon jurisdiction balances at December 31, 2022.
(6) This item is discussed in more detail in this Note 3 - "Regulatory Matters."
(7) Asset retirement obligations and removal costs are discussed in Note 13 - "Asset Retirement Obligations (ARO)."
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

Idaho Jurisdiction Power Cost Adjustment Mechanism: In the Idaho jurisdiction, the annual power cost adjustment (PCA) consists of (a) a forecast component, based on a forecast of net power supply costs in the coming year as compared with net power supply costs included in base rates; and (b) a balancing component that trues up the difference between the previous year’s actual net power supply costs and the costs collected in the previous year's forecast component. The latter component ensures that, over time, the actual collection or refund of net power supply costs matches the amounts authorized. The PCA mechanism includes:

•a cost or benefit sharing ratio that allocates the deviations in net power supply expenses between customers (95 percent) and Idaho Power (5 percent), with the exceptions of expenses associated with PURPA power purchases and demand response incentive payments, which are allocated 100 percent to customers; and
•a sales-based adjustment intended to ensure that power supply expense recovery resulting solely from sales volume changes does not distort the results of the mechanism.

The Idaho deferral period or Idaho-jurisdiction PCA year runs from April 1 through March 31. Amounts deferred during the PCA year are primarily recovered or refunded during the subsequent June 1 through May 31 period.

The table below summarizes the three most recent Idaho-jurisdiction PCA rate adjustments, which also include non-PCA-related rate adjustments as ordered by the IPUC:

Effective Date	$ Change (millions)	Notes
June 1, 2022	$94.9	The $94.9 million increase in PCA rates reflects a forecasted reduction in low-cost hydroelectric generation as well as higher costs associated with market energy prices and natural gas prices. The rate also reflects $0.6 million of 2021 earnings shared with customers under the May 2018 Idaho Tax Reform Settlement Stipulation described below.
June 1, 2021	$39.1	The net increase in PCA rates reflects a forecasted reduction in low-cost hydroelectric generation as well as higher costs associated with forecasted PURPA power purchases. The net increase in PCA revenues also reflects a smaller credit to customers through the true-up component.
June 1, 2020	$58.7
The $58.7 million increase in PCA rates reflects a return to a more normal level of power supply costs as wholesale market energy prices came down from unusually high levels in the previous year's PCA and a forecasted reduction in low-cost hydropower generation.

Oregon Jurisdiction Power Cost Adjustment Mechanism: Idaho Power’s power cost recovery mechanism in Oregon has two components: an annual power cost update (APCU) and a power cost adjustment mechanism (PCAM). The APCU allows Idaho Power to reestablish its Oregon base net power supply costs annually, separate from a general rate case, and to forecast net power supply costs for the upcoming water year. The PCAM is a true-up filed annually in February. The filing calculates the deviation between actual net power supply expenses incurred for the preceding calendar year and the net power supply expenses recovered through the APCU for the same period. Actual 2022 Oregon-jurisdiction power supply costs exceeded the amount recovered through the APCU, resulting in a $1.1 million deferral of costs for future recovery. Oregon jurisdiction power supply cost changes during 2021 and 2020 did not have a material impact on the companies' financial statements.

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

In May 2018, the IPUC issued an order approving a settlement stipulation (May 2018 Idaho Tax Reform Settlement Stipulation) related to income tax reform. Beginning June 1, 2018, the settlement stipulation provided an annual (a) $18.7 million reduction to Idaho customer base rates and (b) $7.4 million amortization of existing regulatory deferrals for specified items or future amortization of other existing or future unspecified regulatory deferrals that would otherwise be a future regulatory asset recoverable from Idaho customers. The May 2018 Idaho Tax Reform Settlement Stipulation also provided for the indefinite extension, with modifications, of a previous settlement stipulation beyond its termination date of December 31, 2019.

The May 2018 settlement stipulation provides Idaho Power the ability to earn a minimum Idaho-Jurisdiction return on year-end equity (Idaho ROE) of 9.4 percent by amortizing up to $25 million of additional ADITC in any calendar year, so long as the cumulative amount of additional accumulated deferred investment tax credits (ADITC) used does not exceed $45 million; however, Idaho Power may seek approval from the IPUC to replenish the total amount of additional ADITC it is permitted to amortize and if there are no remaining amounts of additional ADITC authorized to be amortized, the remainder of the revenue sharing provisions below would not be applicable until additional ADITC is replenished.

If Idaho Power’s annual Idaho ROE in any year exceeds 10.0 percent, the amount of earnings exceeding 10.0 percent and up to and including 10.5 percent will be allocated 80 percent to Idaho Power’s Idaho customers as a rate reduction to be effective at the time of the subsequent year’s PCA, and 20 percent to Idaho Power.

If Idaho Power’s annual Idaho ROE in any year exceeds 10.5 percent, the amount of earnings exceeding a 10.5 percent Idaho ROE will be allocated 55 percent to Idaho Power’s Idaho customers as a rate reduction to be effective at the time of the subsequent year’s PCA, 25 percent to Idaho Power’s Idaho customers in the form of a reduction to the pension regulatory asset balancing account (to reduce the amount to be collected in the future from Idaho customers) and 20 percent to Idaho Power.

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

In 2022, Idaho Power recorded no provision against current revenue for sharing with customers or additional amortization of ADITC, as its full-year Idaho ROE was between 9.4 percent and 10.0 percent. In 2021, Idaho Power recorded a $0.6 million provision against current revenue for sharing with customers, as its Idaho ROE exceeded 10.0 percent. Accordingly, at December 31, 2022, the full $45 million of additional ADITC remained available for future use under the terms of the May 2018 Idaho Tax Reform Settlement Stipulation.

Valmy Base Rate Adjustment Settlement Stipulations: Idaho Power has settlement stipulations in place in Idaho and Oregon related to the planned early retirement of both units of its jointly-owned North Valmy coal-fired power plant. Idaho Power ceased coal-fired operations at unit 1 in 2019, as planned, and plans to cease coal-fired operations at unit 2 in 2025. Both commissions have approved this plan. The IPUC-approved settlement stipulation provides for (1) accelerated depreciation for the North Valmy plant to allow the coal-related plant assets to be fully depreciated and recovered by December 31, 2028, (2) Idaho Power to use prudent and commercially reasonable efforts to end its participation in coal-fired operations at North Valmy as described above, (3) a balancing account to track the incremental costs, benefits, and required regulatory accounting associated with ceasing participation in coal-fired operations at the North Valmy plant, and (4) increased customer rates related to the associated incremental annual levelized revenue requirement. If actual costs incurred differ from forecasted amounts included in the settlement stipulation, collection or refund of any differences would be subject to regulatory approval.

Jim Bridger Power Plant Rate Base Adjustment and Recovery: In June 2022, the IPUC issued an order approving, with modifications, Idaho Power’s amended application requesting authorization to (1) accelerate depreciation for the Jim Bridger plant to allow the coal-related plant assets to be fully depreciated and recovered by December 31, 2030, (2) establish a balancing account to track the incremental costs, benefits, and required regulatory accounting associated with ceasing participation in coal-fired operations at the Jim Bridger plant, and (3) increase customer rates related to the associated incremental annual levelized revenue requirement (Bridger Order).

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

The Bridger Order allows Idaho Power to earn a return on and recover through 2030 the net book value of coal-related assets at the Jim Bridger plant as of December 31, 2020, as well as forecasted coal-related investments, which resulted in Idaho Power's deferral of certain depreciation expense during the full year of 2022. The deferral and impacts of the Bridger Order resulted in an increase in net income for 2022 of approximately $20 million.

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

The following table summarizes FCA amounts approved for collection in the prior three FCA years:

FCA Year	Period Rates in Effect	Annual Amount (in millions)
2021	June 1, 2022-May 31, 2023	$35.2
2020	June 1, 2021-May 31, 2022	$38.3
2019	June 1, 2020-May 31, 2021	$35.5

Wildfire Mitigation Cost Recovery: In June 2021, the IPUC authorized Idaho Power to defer for future amortization incremental O&M and depreciation expense for certain capital investments necessary to implement Idaho Power's Wildfire Mitigation Plan (WMP). The IPUC also authorized Idaho Power to record these deferred expenses as a regulatory asset until Idaho Power can request amortization of the deferred costs in a future IPUC proceeding, at which time the IPUC will have the opportunity to review actual costs and determine the amount of prudently incurred costs that Idaho Power can recover through retail rates. In its 2021 application with the IPUC, Idaho Power projected spending approximately $47 million in incremental wildfire mitigation-related O&M and roughly $35 million in wildfire mitigation system-hardening incremental capital expenditures over a five-year period. The IPUC authorized a deferral period of five years, or until rates go into effect from Idaho Power's next general rate case, whichever is first. As of December 31, 2022, Idaho Power's deferral of Idaho-jurisdiction costs related to the WMP was $27.1 million.

During the 2021 and 2022 wildfire seasons, Idaho Power identified needs for expanded mitigation measures by gaining additional insights and knowledge on wildfires and wildfire mitigation activities. In October 2022, Idaho Power filed an updated WMP with the IPUC along with an application requesting authorization to defer an estimated $16 million of newly identified incremental costs expected to be incurred between 2022 and 2025 associated with expanded wildfire mitigation efforts. As of the date of this report, the application with the IPUC is pending.

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

In May 2018, the OPUC issued an order approving a settlement stipulation that provides for an annual $1.5 million reduction to Oregon customer base rates beginning June 1, 2018 through May 31, 2020, related to income tax reform. In May 2020, the OPUC issued an order to approve the quantification of $1.5 million in annualized Oregon jurisdictional benefits associated with federal and state income tax changes resulting from tax reform and adjusting customer rates to reflect this amount, effective June 1, 2020, until its next general rate case or other proceeding where the tax-related revenue requirement components are reflected in rates.

The OPUC has also approved settlement stipulations that provide for the accelerated cost recovery of jointly-owned North Valmy unit 1 through 2019 and unit 2 through 2025. The net rate impact of the Oregon settlement stipulations is immaterial.

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

Applicable Period	OATT Rate (per kW-year)
October 1, 2022 to September 30, 2023	$31.42
October 1, 2021 to September 30, 2022	$31.19
October 1, 2020 to September 30, 2021	$29.95
October 1, 2019 to September 30, 2020	$27.32

Idaho Power's current OATT rate is based on a net annual transmission revenue requirement of $132.7 million, which represents the OATT formulaic determination of Idaho Power's net cost of providing OATT-based transmission service.

4. REVENUES

The following table provides a summary of electric utility operating revenues for IDACORP and Idaho Power (in thousands):

	Year Ended December 31,
	2022	2021	2020
Electric utility operating revenues:
Revenue from contracts with customers	$1,557,974	$1,382,653	$1,286,637
Alternative revenue programs and derivative revenues	83,066	72,757	60,703
Total electric utility operating revenues	$1,641,040	$1,455,410	$1,347,340

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

The following table presents revenues from contracts with customers disaggregated by revenue source (in thousands):

	Year Ended December 31,
	2022	2021	2020
Revenues from contracts with customers:
Retail revenues:
Residential (includes $22,595, $34,835, and $34,409, respectively, related to the FCA(1))	$645,236	$583,061	$547,404
Commercial (includes $922, $1,407, and $1,543, respectively, related to the FCA(1))	347,970	314,745	293,057
Industrial	217,368	195,214	181,258
Irrigation	170,964	168,664	154,791
Provision for sharing	—	(569)	—
Deferred revenue related to HCC relicensing AFUDC(2)	(8,780)	(8,780)	(8,780)
Total retail revenues	1,372,758	1,252,335	1,167,730
Less: FCA mechanism revenues(1)	(23,517)	(36,242)	(35,952)
Wholesale energy sales	66,519	40,839	33,656
Transmission wheeling-related revenues	80,527	67,997	51,592
Energy efficiency program revenues	33,197	29,920	42,478
Other revenues from contracts with customers	28,490	27,804	27,133
Total revenues from contracts with customers	$1,557,974	$1,382,653	$1,286,637

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

Residential Customers: Idaho Power’s energy sales to residential customers typically peak during the summer cooling season and winter heating season. Extreme temperatures increase sales to residential customers who use electricity for cooling and heating, compared with normal temperatures. Idaho Power's rate structure provides for higher rates during the summer when overall system loads are at their highest, and includes tiers such that rates increase as a customer's consumption level increases. These seasonal and tiered rate structures contribute to the seasonal fluctuations in revenues and earnings. Economic and demographic conditions can also affect residential customer demand; strong job growth and population growth in Idaho Power’s service area have led to higher customer growth in recent years. Residential demand is also impacted by energy efficiency initiatives. Idaho Power’s FCA mechanism mitigates some of the fluctuations caused by weather and energy efficiency initiatives.

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

Irrigation Customers: Irrigation customers use electricity to operate irrigation pumps, primarily during the agricultural growing season. The amount and timing of precipitation as well as temperature levels affect the timing and amounts of sales to irrigation customers, with increased precipitation during the agricultural growing season generally resulting in decreased sales.

Provision for Sharing: Idaho Power has regulatory settlement stipulations in Idaho that provide for the potential sharing between Idaho Power and its Idaho customers of Idaho-jurisdictional earnings in excess of 10.0 percent of Idaho ROE. Based on full-year 2022 Idaho ROE, Idaho Power recorded no provision against current revenues for sharing of earnings with customers for 2022. Idaho Power recorded $0.6 million of sharing of earnings with customers during 2021 and no provision during 2020. The regulatory settlement stipulations are described further in Note 3 - "Regulatory Matters."

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

Energy Efficiency Program Revenues: Idaho Power collects most of its energy efficiency program costs through an energy efficiency rider on customer bills. The rider collections are deferred until expenditures are incurred. Energy efficiency program expenditures funded through the rider are reported as an operating expense with an equal amount recognized in revenues, resulting in no net impact on earnings. Fewer energy efficiency projects were completed in 2021 and 2022 due mostly to impacts of the COVID-19 public health crisis and other economic conditions which decreased energy efficiency program revenues compared with prior years. The cumulative variance between expenditures and amounts collected through the rider is recorded as a regulatory asset or liability. A liability balance indicates that Idaho Power has collected more than it has spent, and an asset balance indicates that Idaho Power has spent more than it has collected. At December 31, 2022, Idaho Power's energy efficiency rider balances were a $3.8 million regulatory asset in the Idaho jurisdiction and a $0.2 million regulatory liability in the Oregon jurisdiction.

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

Derivative revenues include gains from settled electricity swaps and sales of electricity under forward sales contracts that are bundled with renewable energy credits. Related to these forward sales, Idaho Power simultaneously enters into forward purchases of electricity for the same quantity at the same location, which are recorded in purchased power on the consolidated statements of income. For more information on settled electricity swaps, see Note 15 - "Derivative Financial Instruments."

The table below presents the FCA mechanism revenues and derivative revenues (in thousands):

	Year Ended December 31,
	2022	2021	2020
Alternative revenue programs and derivative revenues:
FCA mechanism revenues	$23,517	$36,242	$35,952
Derivative revenues	59,549	36,515	24,751
Total alternative revenue programs and derivative revenues	$83,066	$72,757	$60,703

IDACORP's Other Operating Revenues

Other operating revenues on IDACORP's consolidated statements of income are primarily comprised of revenues from IDACORP’s subsidiary, Ida-West. Ida-West operates small hydropower generation projects that satisfy the requirements of PURPA.

5. LONG-TERM DEBT

The following table summarizes IDACORP's and Idaho Power's long-term debt at December 31 (in thousands of dollars):

	2022	2021
First mortgage bonds:
2.50% Series due 2023	$75,000	$75,000
1.90% Series due 2030	80,000	80,000
6.00% Series due 2032	100,000	100,000
4.99% Series due 2032	23,000	—
5.50% Series due 2033	70,000	70,000
5.50% Series due 2034	50,000	50,000
5.875% Series due 2034	55,000	55,000
5.30% Series due 2035	60,000	60,000
6.30% Series due 2037	140,000	140,000
6.25% Series due 2037	100,000	100,000
4.85% Series due 2040	100,000	100,000
4.30% Series due 2042	75,000	75,000
5.06% Series due 2042	25,000	—
4.00% Series due 2043	75,000	75,000
3.65% Series due 2045	250,000	250,000
4.05% Series due 2046	120,000	120,000
4.20% Series due 2048	450,000	450,000
Total first mortgage bonds	1,848,000	1,800,000
Pollution control revenue bonds:
1.45% Series due 2024(1)	49,800	49,800
1.70% Series due 2026(1)	116,300	116,300
Variable Rate Series 2000 (redeemed in 2022)	—	4,360
Total pollution control revenue bonds	166,100	170,460
Floating Rate Term Loan Facility due 2024	150,000	—
American Falls Variable Rate bond guarantee due 2025	19,885	19,885
Unamortized premium/discount and issuance costs	10,160	10,295
Total IDACORP and Idaho Power outstanding debt(2)	2,194,145	2,000,640
Current maturities of long-term debt	—	—
Total long-term debt	$2,194,145	$2,000,640

(1) Humboldt County and Sweetwater County Pollution Control Revenue Bonds are secured by the first mortgage bonds, bringing the total first mortgage bonds outstanding at December 31, 2022, to $2.014 billion.
(2) At December 31, 2022 and 2021, the overall effective cost rate of Idaho Power's outstanding debt was 4.60 percent and 4.40 percent, respectively.

At December 31, 2022, the maturities for the aggregate amount of IDACORP and Idaho Power long-term debt outstanding were as follows (in thousands of dollars):

2023	2024	2025	2026	2027	Thereafter
$75,000	$199,800	$19,885	$116,300	$—	$1,773,000

Long-Term Debt Issuances, Maturities, and Redemptions

On its consolidated balance sheet as of December 31, 2022, Idaho Power classified the $75 million in principal amount of 2.50% first mortgage bonds, Series I, maturing on April 1, 2023, as long-term debt based upon Idaho Power's intent and ability to refinance the bonds on a long-term basis.

On December 22, 2022, Idaho Power entered into a Bond Purchase Agreement (Bond Purchase Agreement) with certain institutional purchasers relating to the sale by Idaho Power of $170 million of first mortgage bonds secured medium-term-term notes, Series N (Series N Notes), as described in more detail below. At December 31, 2022, $48 million in principal amount of Series N Notes had been issued and was outstanding.

On December 1, 2022, Idaho Power redeemed at par $4.36 million in principal amount of variable-rate pollution control revenue bonds due in 2027.

On March 4, 2022, Idaho Power entered into a floating rate term loan credit agreement (Term Loan Facility). The Term Loan Facility is a two-year senior unsecured term loan facility. It provided for the issuance of loans not to exceed the aggregate principal amount of $150 million with a maturity date of March 4, 2024. The interest rates for the floating rate advances under the Term Loan Facility were based on the highest of (1) the prime commercial lending rate of the lender acting as administrative agent, (2) the federal funds rate, plus 0.5 percent, (3) Term Secured Overnight Financing Rate administered by the Federal Reserve Bank of New York (SOFR) (as defined in the Term Loan Facility) for a one-month tenor that is published by CME Group Benchmark Administration limited (or the successor administrator of such rate), plus 1 percent, and (4) zero percent. The interest rates for SOFR Advances (as defined in the Term Loan Facility) were based on the Term SOFR rate for the borrower-selected period plus the Applicable Margin. The “Applicable Margin” is based on Idaho Power's senior unsecured non-credit enhanced long-term indebtedness credit rating, as set forth on a schedule to the Term Loan Facility. At December 31, 2022, $150 million in principal amount of one month term SOFR advances had been drawn and was outstanding on the Term Loan Facility.

Idaho Power First Mortgage Bonds

Idaho Power's issuance of long-term indebtedness is subject to the approval of the IPUC, OPUC, and Wyoming Public Service Commission (WPSC). In May and June 2022, Idaho Power received orders from the IPUC, OPUC, and WPSC authorizing the company to issue and sell from time to time up to $1.2 billion in aggregate principal amount of debt securities and first mortgage bonds, subject to conditions specified in the orders. Authority from the IPUC is effective through May 31, 2025, subject to extensions upon request to the IPUC. The OPUC's and WPSC's orders do not impose a time limitation for issuances, but the OPUC order does impose a number of other conditions, including a requirement that the interest rates for the debt securities or first mortgage bonds fall within either (a) designated spreads over comparable U.S. Treasury rates or (b) a maximum interest rate limit of 8.0 percent. At December 31, 2022, $1.15 billion remains available for debt issuance under the regulatory orders, prior to the commitment to draw the remaining $122 million of Series N Notes in March 2023.

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

In June 2022, Idaho Power entered into a selling agency agreement with six banks named in the agreement in connection with the potential issuance and sale from time to time of up to $1.2 billion aggregate principal amount of first mortgage bonds, secured medium term notes, Series M (Series M Notes), under Idaho Power’s Indenture. Also in June 2022, Idaho Power entered into the Fiftieth Supplemental Indenture, dated effective as of June 30, 2022, to the Indenture (Fiftieth Supplemental Indenture). The Fiftieth Supplemental Indenture provides for, among other items, the issuance of up to $1.2 billion in aggregate principal amount of Series M Notes pursuant to the Indenture. In October 2022, Idaho Power entered into the Fifty-first Supplemental Indenture to increase the limit of the amount of first mortgage bonds at any one time outstanding to $3.5 billion as provided in the Indenture. The amount issuable is also restricted by property, earnings, and other provisions of the Indenture and supplemental indentures to the Indenture. The Indenture requires that Idaho Power's net earnings be at least twice the annual interest requirements on all outstanding debt of equal or prior rank, including the bonds that Idaho Power may propose to issue. Under certain circumstances, the net earnings test does not apply, including the issuance of refunding bonds to retire outstanding bonds that mature in less than two years or that are of an equal or higher interest rate, or prior lien bonds.

In December 2022, Idaho Power entered into the Bond Purchase Agreement with certain institutional purchasers, relating to the sale by Idaho Power of $170 million in aggregate principal amount of Series N Notes. Also in December 2022, Idaho Power entered into the Fifty-second Supplemental Indenture, dated effective as of December 30, 2022, to the Indenture (Fifty-second

Supplemental Indenture). The Fifty-second Supplemental Indenture provides for, among other items, the issuance of Series N Notes pursuant to the Indenture. The Series N Notes consist of:

•$23 million in aggregate principal amount of Idaho Power’s 4.99% first mortgage bonds due 2032, Series N Notes, Tranche 1 (Tranche 1 Bonds);
•$25 million in aggregate principal amount of Idaho Power’s 5.06% first mortgage bonds due 2042, Series N Notes, Tranche 2 (Tranche 2 Bonds);
•$60 million in aggregate principal amount of Idaho Power’s 5.06% first mortgage bonds due 2043, Series N Notes, Tranche 3 (Tranche 3 Bonds); and
•$62 million in aggregate principal amount of Idaho Power’s 5.20% first mortgage bonds due 2053, Series N Notes, Tranche 4 (Tranche 4 Bonds).

The Tranche 1 Bonds and Tranche 2 Bonds were issued on December 22, 2022, and Idaho Power has a commitment to issue the Tranche 3 Bonds and Tranche 4 Bonds on March 8, 2023, each under the Indenture.

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

As of December 31, 2022, the maximum amount of additional first mortgage bonds Idaho Power could issue, which excludes commitments to issue that have not already funded, is approximately $1.5 billion, though as of the date of this report the amount is limited to the $1.15 billion amount authorized by the IPUC, OPUC, and WPSC. Separately, the Indenture also limits the amount of additional first mortgage bonds that Idaho Power may issue to the sum of (a) the principal amount of retired first mortgage bonds and (b) 60 percent of total unfunded property additions, as defined in the Indenture. As of December 31, 2022, Idaho Power could issue approximately $2.3 billion of additional first mortgage bonds based on retired first mortgage bonds and total unfunded property additions.

6. COMMON STOCK

IDACORP Common Stock

The following table summarizes IDACORP common stock transactions during the last three years and shares reserved at December 31, 2022:

	Shares issued			Shares reserved
	2022	2021	2020	December 31, 2022
Balance at beginning of year	50,516,479	50,461,885	50,420,017
Continuous equity program (inactive)	—	—	—	3,000,000
Dividend reinvestment and stock purchase plan	—	—	—	2,840,117
Employee savings plan	—	—	—	3,567,954
Long-term incentive and compensation plan(1)	45,413	54,594	41,868	1,214,854
Balance at end of year	50,561,892	50,516,479	50,461,885

(1) During 2022, 2021, and 2020, IDACORP granted 73,131, 76,147, and 75,030 restricted stock unit awards, respectively, to employees and 12,021, 14,025, and 10,296 shares of common stock, respectively, to directors. During 2022, 2021, and 2020 IDACORP issued 45,413, 54,594, and 41,868 shares of common stock, respectively, using original issuances of shares pursuant to the IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan, including 8,674, 12,784, and 8,938 shares of common stock, respectively, issued to members of the board of directors.

Restrictions on Dividends

Idaho Power’s ability to pay dividends on its common stock held by IDACORP and IDACORP’s ability to pay dividends on its common stock are limited to the extent payment of such dividends would violate the covenants in their respective Credit Facilities or Idaho Power’s Revised Code of Conduct. A covenant under IDACORP’s credit facility and Idaho Power’s credit facility requires IDACORP and Idaho Power to maintain leverage ratios of consolidated indebtedness to consolidated total capitalization, as defined therein, of no more than 65 percent at the end of each fiscal quarter. At December 31, 2022, the leverage ratios for IDACORP and Idaho Power were 45 percent and 46 percent, respectively. Based on these restrictions, IDACORP’s and Idaho Power’s dividends were limited to $1.6 billion and $1.4 billion, respectively, at December 31, 2022. There are additional facility covenants, subject to exceptions, that prohibit or restrict the sale or disposition of property without consent and any agreements restricting dividend payments to IDACORP and Idaho Power from any material subsidiary. At December 31, 2022, IDACORP and Idaho Power were in compliance with those covenants.

Idaho Power’s Revised Policy and Code of Conduct relating to transactions between and among Idaho Power, IDACORP, and other affiliates, which was approved by the IPUC in April 2008, provides that Idaho Power will not pay any dividends to IDACORP that will reduce Idaho Power’s common equity capital below 35 percent of its total adjusted capital without IPUC approval. At December 31, 2022, Idaho Power's common equity capital was 55 percent of its total adjusted capital. Further, Idaho Power must obtain approval from the OPUC before it can directly or indirectly loan funds or issue notes or give credit on its books to IDACORP.

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

7. SHARE-BASED COMPENSATION

IDACORP has one share-based compensation plan — the 2000 Long-Term Incentive and Compensation Plan (LTICP). The LTICP (for officers, key employees, and directors) permits the grant of stock options, restricted stock and restricted stock units, performance shares and performance-based units, and several other types of share-based awards. At December 31, 2022, the maximum number of shares available under the LTICP was 350,763.

Restricted Stock Unit and Performance-Based Unit Awards

Restricted stock unit awards have three-year vesting periods, entitle the recipients to dividend equivalents, and units do not have voting rights until the units are vested and settled in shares. Unvested awards are restricted as to disposition and subject to forfeiture under certain circumstances. The fair value of these awards is based on the closing market price of common stock on the grant date and is charged to compensation expense over the vesting period, reduced for any forfeitures during the vesting period.

Performance-based unit awards have three-year vesting periods and do not have voting rights until the units are vested and settled in shares. Unvested awards are restricted as to disposition, subject to forfeiture under certain circumstances, and subject to the attainment of specific performance conditions over the three-year vesting period. The performance conditions are two equally-weighted metrics, cumulative earnings per share (CEPS) and total shareholder return (TSR) relative to a peer group. Depending on the level of attainment of the performance conditions and the year issued, the final number of shares awarded can range from zero to 200 percent of the target award. Dividend equivalents are accrued during the vesting period and paid out based on the final number of shares awarded.

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

A summary of restricted stock units and performance-based units award activity is presented below. Idaho Power unit amounts represent the portion of IDACORP amounts related to Idaho Power employees:

	IDACORP		Idaho Power
	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value
Nonvested units at January 1, 2022	175,256	$99.61	174,209	$99.61
Units granted	88,512	100.76	87,685	100.76
Units forfeited	(8,791)	97.35	(8,144)	97.29
Units vested	(66,509)	100.59	(65,934)	100.59
Nonvested units at December 31, 2022	188,468	$99.92	187,816	$99.91

The total fair value of shares vested was $6.9 million in 2022, $6.7 million in 2021, and $10.5 million in 2020. At December 31, 2022, IDACORP had $8.3 million of total unrecognized compensation cost related to nonvested share-based compensation, nearly all of which was Idaho Power's share. These costs are expected to be recognized over a weighted-average period of 1.7 years. IDACORP uses original issue shares for these awards.

In 2022, a total of 12,021 shares were awarded to directors at an average grant date fair value of $103.95 per share. Directors elected to defer receipt of 4,616 of these shares, which are being held as deferred stock units with dividend equivalents reinvested in additional stock units.

Compensation Expense: The following table shows the compensation cost recognized in income and the tax benefits resulting from the LTICP, as well as the amounts allocated to Idaho Power for those costs associated with Idaho Power’s employees (in thousands of dollars):

	IDACORP			Idaho Power
	2022	2021	2020	2022	2021	2020
Compensation cost	$10,279	$8,583	$7,416	$10,204	$8,497	$7,339
Income tax benefit	2,646	2,209	1,909	2,627	2,187	1,889

No equity compensation costs have been capitalized. These costs are primarily reported within "Other operations and maintenance" expense on the consolidated statements of income.

8. EARNINGS PER SHARE

The following table presents the computation of IDACORP’s basic and diluted earnings per share for the years ended December 31, 2022, 2021, and 2020 (in thousands, except for per share amounts):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net income attributable to IDACORP, Inc.	$258,982	$245,550	$237,417
Denominator:
Weighted-average common shares outstanding - basic	50,658	50,599	50,538
Effect of dilutive securities	41	46	34
Weighted-average common shares outstanding - diluted	50,699	50,645	50,572
Basic earnings per share	$5.11	$4.85	$4.70
Diluted earnings per share	$5.11	$4.85	$4.69

9. COMMITMENTS

Purchase Obligations

At December 31, 2022, Idaho Power had the following long-term commitments relating to purchases of energy, capacity, transmission rights, and fuel (in thousands of dollars):

	2023	2024	2025	2026	2027	Thereafter
Cogeneration and power production	$321,321	$327,054	$319,588	$319,852	$322,043	$2,597,922
Fuel	144,856	31,559	8,239	8,492	8,659	50,884

As of December 31, 2022, Idaho Power had 1,137 megawatt (MW) nameplate capacity of PURPA-related projects on-line, with an additional 75 MW nameplate capacity of projects projected to be on-line by 2024. The power purchase contracts for these projects have original contract terms ranging from one to 35 years. Idaho Power's expenses associated with PURPA-related projects were approximately $189 million in 2022, $200 million in 2021, and $194 million in 2020.

In January 2023, Idaho Power entered into an additional new non-PURPA-qualifying solar facility power purchase contract, subject to regulatory approval, which increased Idaho Power's contractual purchase obligations by approximately $228 million over the 25-year term of the contract. The facility is scheduled to be online in June 2024.

As of December 31, 2022, Idaho Power had a remaining $95 million commitment related to two contracts to acquire and own battery storage systems expected to be in service in 2023. Also, in January 2023, Idaho Power entered into a commitment to acquire and own a 60 MW battery storage system for $129 million, due upon its expected completion in 2024.

Idaho Power also has the following long-term commitments (in thousands of dollars):

	2023	2024	2025	2026	2027	Thereafter
Joint-operating agreement payments(1)	$3,243	$3,243	$3,243	$3,243	$3,243	$16,217
Easements and other payments	2,075	2,119	2,163	2,209	2,255	12,005
Maintenance, service, and materials agreements(1)	174,619	11,931	9,652	7,623	11,660	38,729
FERC and other industry-related fees(1)	17,402	15,619	15,562	15,839	15,348	75,272

(1) Approximately $34 million, $18 million, and $152 million of the obligations included in joint-operating agreement payments, maintenance, service, and materials agreements, and FERC and other industry-related fees, respectively, have contracts that do not specify terms related to expiration. As these contracts are presumed to continue indefinitely, ten years of information, estimated based on current contract terms, has been included in the table for presentation purposes.

At IDACORP, long-term purchase commitments of $2 million are mostly comprised of other long-term liabilities at Ida-West. At December 31, 2022, IDACORP had a commitment to invest an additional $7.5 million into a private market investment fund, which is expected to occur over the next few years. IDACORP’s expense for operating leases was not material for the years ended 2022, 2021, and 2020.

Guarantees

Idaho Power guarantees its portion of reclamation activities and obligations at BCC, of which IERCo owns a one-third interest. This guarantee, which is renewed annually with the Wyoming Department of Environmental Quality, was $48.2 million at December 31, 2022, representing IERCo's one-third share of BCC's total reclamation obligation of $144.7 million. BCC has a reclamation trust fund set aside specifically for the purpose of paying these reclamation costs. At December 31, 2022, the value of the reclamation trust fund was $196.1 million. During 2022, the reclamation trust fund made $3.9 million of distributions for reclamation activity costs associated with the BCC surface mine. BCC periodically assesses the adequacy of the reclamation trust fund and its estimate of future reclamation costs. To ensure that the reclamation trust fund maintains adequate reserves, BCC has the ability to, and does, add a per-ton surcharge to coal sales, all of which are made to the Jim Bridger plant. Because of the existence of the fund and the ability to apply a per-ton surcharge, the estimated fair value of this guarantee is minimal.

IDACORP and Idaho Power enter into financial agreements and power purchase and sale agreements that include indemnification provisions relating to various forms of claims or liabilities that may arise from the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnification provisions cannot be reasonably estimated. IDACORP and Idaho Power periodically evaluate the likelihood of incurring costs under such indemnities based on their historical experience and the evaluation of the specific indemnities. As of December 31, 2022, management believes the likelihood is remote that IDACORP or Idaho Power would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnification obligations. Neither IDACORP nor Idaho Power has recorded any liability on their respective consolidated balance sheets with respect to these indemnification obligations.

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

The following table summarizes the changes in benefit obligations and plan assets of these plans (in thousands of dollars):

	Pension Plan		SMSP
	2022	2021	2022	2021

Change in projected benefit obligation:
Benefit obligation at January 1	$1,346,530	$1,337,395	$133,012	$134,791
Service cost	52,025	54,202	1,185	813
Interest cost	39,670	37,317	3,897	3,557
Actuarial (gain) loss	(438,297)	(35,833)	(32,009)	33
Benefits paid	(46,159)	(46,551)	(6,109)	(6,182)
Projected benefit obligation at December 31	953,769	1,346,530	99,976	133,012
Change in plan assets:
Fair value at January 1	984,464	871,603	—	—
Actual return on plan assets	(138,577)	119,412	—	—
Employer contributions	40,000	40,000	—	—
Benefits paid	(46,159)	(46,551)	—	—
Fair value at December 31	839,728	984,464	—	—
Funded status at end of year	$(114,041)	$(362,066)	$(99,976)	$(133,012)

Amounts recognized in the balance sheet consist of:
Other current liabilities	$—	$—	$(6,514)	$(6,226)
Noncurrent liabilities	(114,041)	(362,066)	(93,462)	(126,786)
Net amount recognized	$(114,041)	$(362,066)	$(99,976)	$(133,012)

Amounts recognized in accumulated other comprehensive income consist of:
Net loss	$83,263	$322,908	$15,127	$51,365
Prior service cost	37	43	2,408	2,687
Subtotal	83,300	322,951	17,535	54,052
Less amount recorded as regulatory asset(1)	(83,300)	(322,951)	—	—
Net amount recognized in accumulated other comprehensive income	$—	$—	$17,535	$54,052
Accumulated benefit obligation	$837,377	$1,120,036	$93,995	$121,591

(1) Changes in the funded status of the pension plan that would be recorded in accumulated other comprehensive income for an unregulated entity are recorded as a regulatory asset for Idaho Power as Idaho Power believes it is probable that an amount equal to the regulatory asset will be collected through the setting of future rates.

The actuarial gains reflected in the benefit obligations for the pension and SMSP plans in 2022 are due primarily to increases in the assumed discount rates of both plans from December 31, 2021, to December 31, 2022. The actuarial gains reflected in the benefit obligations for the pension and SMSP plans in 2021 are due primarily to increases in the assumed discount rates of both plans from December 31, 2020 to December 31, 2021. For more information on discount rates, see “Plan Assumptions” below in this Note 11.

As a non-qualified plan, the SMSP has no plan assets. However, Idaho Power has a Rabbi trust designated to provide funding for SMSP obligations. The Rabbi trust holds investments in marketable securities and corporate-owned life insurance. The recorded value of these investments was approximately $134.2 million and $117.1 million at December 31, 2022 and 2021, respectively, and is reflected in Investments and in Company-owned life insurance on the consolidated balance sheets.

The following table shows the components of net periodic pension cost for these plans (in thousands of dollars). For purposes of calculating the expected return on plan assets, the market-related value of assets is equal to the fair value of the assets.

	Pension Plan			SMSP
	2022	2021	2020	2022	2021	2020
Service cost	$52,025	$54,202	$42,987	$1,185	$813	$213
Interest cost	39,670	37,317	40,013	3,897	3,557	4,350
Expected return on assets	(72,348)	(64,090)	(56,239)	—	—	—
Amortization of net loss	12,273	23,796	17,325	4,229	4,205	3,734
Amortization of prior service cost	6	6	6	279	296	290
Net periodic pension cost	31,626	51,231	44,092	9,590	8,871	8,587
Regulatory deferral of net periodic pension cost(1)	(30,197)	(48,962)	(42,042)	—	—	—
Previously deferred pension cost recognized(1)	17,154	17,154	17,154	—	—	—
Net periodic pension cost recognized for financial reporting(1)(2)	$18,583	$19,423	$19,204	$9,590	$8,871	$8,587

(1) Net periodic pension costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, the Idaho portion of net periodic pension cost is recorded as a regulatory asset and is recognized in the income statement as those costs are recovered through rates.
(2)  Of total net periodic pension cost recognized for financial reporting $19.0 million, $17.8 million, and $15.9 million respectively, was recognized in "Other operations and maintenance" and $9.2 million, and $10.5 million, and $11.9 million respectively, was recognized in "Other (income) expense, net" on the consolidated statements of income of the companies for the twelve months ended December 31, 2022, 2021, and 2020.

The following table shows the components of other comprehensive income (loss) for the plans (in thousands of dollars):

	Pension Plan			SMSP
	2022	2021	2020	2022	2021	2020
Actuarial (loss) gain during the year	$227,372	$91,156	$(107,399)	$32,009	$(33)	$(13,420)
Plan amendment service cost	—	—	—	—	—	(130)
Reclassification adjustments for:
Amortization of net (gain) loss	12,273	23,796	17,325	4,229	4,205	3,734
Amortization of prior service cost	6	6	6	279	296	290
Adjustment for deferred tax effects	(61,686)	(29,590)	23,184	(9,399)	(1,150)	2,452
Adjustment due to the effects of regulation	(177,965)	(85,368)	66,884	—	—	—
Other comprehensive income (loss) recognized related to pension benefit plans	$—	$—	$—	$27,118	$3,318	$(7,074)

The following table summarizes the expected future benefit payments of these plans (in thousands of dollars):

	2023	2024	2025	2026	2027	2026-2030
Pension Plan	$47,477	$48,972	$50,666	$52,490	$54,209	$298,823
SMSP	6,514	6,558	6,656	6,695	6,725	35,197

Idaho Power’s funding policy for the pension plan is to contribute at least the minimum required under the Employee Retirement Income Security Act of 1974 (ERISA) but not more than the maximum amount deductible for income tax purposes. In 2022, 2021, and 2020, Idaho Power elected to contribute more than the minimum required amounts in order to bring the pension plan to a more funded position, to reduce future required contributions, and to reduce Pension Benefit Guaranty Corporation premiums. As of the date of this report, IDACORP and Idaho Power have no estimated minimum required contributions to the pension plan for 2023. Depending on market conditions and cash flow considerations in 2023, Idaho Power could contribute up to $40 million to the pension plan during 2023 in order to help balance the regulatory collection of these expenditures with the amount and timing of contributions and to mitigate the cost of being in an underfunded position.

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

The following table summarizes the changes in benefit obligation and plan assets (in thousands of dollars):

	2022	2021
Change in accumulated benefit obligation:
Benefit obligation at January 1	$74,075	$80,952
Service cost	1,071	1,063
Interest cost	2,112	2,059
Actuarial gain	(21,845)	(5,805)
Benefits paid(1)	(4,379)	(4,194)
Plan amendments	8,065	—
Benefit obligation at December 31	59,099	74,075
Change in plan assets:
Fair value of plan assets at January 1	41,464	41,311
Actual return on plan assets	(6,586)	6,308
Employer contributions(1)	(1,934)	(1,961)
Benefits paid(1)	(4,379)	(4,194)
Fair value of plan assets at December 31	28,565	41,464
Funded status at end of year (included in noncurrent liabilities)	$(30,534)	$(32,611)

(1) Contributions and benefits paid are each net of $2.9 million and $3.0 million of plan participant contributions for 2022 and 2021, respectively.

Amounts recognized in accumulated other comprehensive income consist of the following (in thousands of dollars):

	2022	2021
Net gain	$(20,896)	$(8,020)
Prior service cost	7,849	80
Subtotal	(13,047)	(7,940)
Less amount recognized in regulatory assets	13,047	7,940
Net amount recognized in accumulated other comprehensive income	$—	$—

The net periodic postretirement benefit cost was as follows (in thousands of dollars):

	2022	2021	2020
Service cost	$1,071	$1,063	$1,029
Interest cost	2,112	2,059	2,493
Expected return on plan assets	(2,351)	(2,395)	(2,404)
Immediate recognition of loss from temporary deviation(1)	—	4,736	—
Amortization of net loss	(31)	—	—
Amortization of prior service cost	295	47	47
Net periodic postretirement benefit cost	$1,096	$5,510	$1,165

(1) In 2021, a loss associated with a temporary deviation from the cost-sharing provisions of the substantive plan was recognized in "Other (income) expense, net" on the consolidated statements of income of the companies.

The following table shows the components of other comprehensive income for the plan (in thousands of dollars):

	2022	2021	2020
Actuarial gain (loss) during the year	$12,908	$9,718	$(6,515)
Prior service cost arising during the year	(8,065)	—	—
Reclassification adjustments for:
Amortization of net loss	(31)	—	—
Immediate recognition of loss from temporary deviation(1)	—	4,736	—
Reclassification adjustments for amortization of prior service cost	295	47	47
Adjustment for deferred tax effects	(1,315)	(2,514)	1,665
Adjustment due to the effects of regulation	(3,792)	(11,987)	4,803
Other comprehensive income related to postretirement benefit plans	$—	$—	$—

(1) In 2021, a loss associated with a temporary deviation from the cost-sharing provisions of the substantive plan was recognized in "Other (income) expense, net" on the consolidated statements of income of the companies.

The following table summarizes the expected future benefit payments of the postretirement benefit plan (in thousands of dollars):

	2023	2024	2025	2026	2027	2028-2032
Expected benefit payments	$4,736	$4,864	$4,959	$4,860	$4,693	$21,912

Plan Assumptions

The following table sets forth the weighted-average assumptions used at the end of each year to determine benefit obligations for all Idaho Power-sponsored pension and postretirement benefits plans:

	Pension Plan		SMSP		Postretirement Benefits
	2022	2021	2022	2021	2022	2021
Discount rate	5.45%	3.05%	5.50%	3.00%	5.45%	2.95%
Rate of compensation increase(1)	4.49%	4.49%	4.75%	4.75%	—	—
Medical trend rate	—	—	—		6.7%	6.3%
Dental trend rate	—	—	—		3.5%	3.5%
Measurement date	12/31/2022	12/31/2021	12/31/2022	12/31/2021	12/31/2022	12/31/2021

(1) The 2022 rate of compensation increase assumption for the pension plan includes an inflation component of 2.40% plus a 2.09% composite merit increase component that is based on employees' years of service. Merit salary increases are assumed to be 8.0% for employees in their first year of service and scale down to 0.6% for employees in their fortieth year of service and beyond.

The following table sets forth the weighted-average assumptions used to determine net periodic benefit cost for all Idaho Power-sponsored pension and postretirement benefit plans:

	Pension Plan			SMSP			Postretirement Benefits
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Discount rate	3.05%	2.80%	3.60%	3.00%	2.70%	3.65%	2.95%	2.70%	3.60%
Expected long-term rate of return on assets	7.40%	7.40%	7.40%	—	—	—	6.00%	6.00%	6.50%
Rate of compensation increase	4.49%	4.49%	4.43%	4.75%	4.75%	4.75%	—	—%	—%
Medical trend rate	—	—	—	—	—	—	5.8%	6.3%	6.8%
Dental trend rate	—	—	—	—	—	—	3.5%	3.5%	4.0%

The assumed health care cost trend rate used to measure the expected cost of health benefits covered by the postretirement plan was 5.8 percent in 2022 and is assumed to increase to 6.7 percent in 2023, 7.1 percent in 2024, decrease to 6.5 percent in 2025, and to gradually decrease to 3.8 percent by 2074. The assumed dental cost trend rate used to measure the expected cost of dental benefits covered by the plan was 3.5 percent, or equal to the medical trend rate if lower, for all years.

Plan Assets

Pension Asset Allocation Policy: The target allocation and actual allocations at December 31, 2022, for the pension asset portfolio by asset class is set forth below:

Asset Class	Target Allocation	Actual Allocation December 31, 2022
Debt securities	24%	24%
Equity securities	59%	59%
Real estate	9%	10%
Other plan assets	8%	7%
Total	100%	100%

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

Rate-of-return projections for plan assets are based on historical risk/return relationships among asset classes. The primary measure is the historical risk premium each asset class has delivered versus the yield on the Moody's Investors Service (Moody's) AA Corporate Bond Index. This historical risk premium is then added to the current yield on the Moody's AA Corporate Bond Index. Additional analysis is performed to measure the expected range of returns, as well as worst-case and best-case scenarios. Based on the current interest rate environment, current rate-of-return expectations are lower than the nominal returns generated over the past 30 years when interest rates were generally higher.

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

Fair Value of Plan Assets: Idaho Power classifies its pension plan and postretirement benefit plan investments using the three-level fair value hierarchy described in Note 16 - "Fair Value Measurements." The following table presents the fair value of the plans' investments by asset category (in thousands of dollars).

	Level 1	Level 2	Level 3	Total
Assets at December 31, 2022
Cash and cash equivalents	$11,679	$—	$—	$11,679
Intermediate bonds	33,305	166,530	—	199,835
Equity Securities: Large-Cap	85,617	—	—	85,617
Equity Securities: Mid-Cap	90,049	—	—	90,049
Equity Securities: Small-Cap	65,505	—	—	65,505
Equity Securities: Micro-Cap	33,438	—	—	33,438
Equity Securities: Global and International	52,876	—	—	52,876
Equity Securities: Emerging Markets	6,964	—	—	6,964
Plan assets measured at NAV (not subject to hierarchy disclosure)
Commingled Fund: Equity Securities: Global and International				117,631
Commingled Fund: Equity Securities: Emerging Markets				42,119
Real estate				83,676
Private market investments				50,339
Total	$379,433	$166,530	$—	$839,728
Postretirement plan assets(1)	$2,009	$26,556	$—	$28,565

	Level 1	Level 2	Level 3	Total
Assets at December 31, 2021
Cash and cash equivalents	$24,636	$—	$—	$24,636
Intermediate bonds	39,133	187,048	—	226,181
Equity Securities: Large-Cap	104,318	—	—	104,318
Equity Securities: Mid-Cap	113,621	—	—	113,621
Equity Securities: Small-Cap	85,244	—	—	85,244
Equity Securities: Micro-Cap	42,915	—	—	42,915
Equity Securities: Global and International	67,625	—	—	67,625
Equity Securities: Emerging Markets	7,393	—	—	7,393
Plan assets measured at NAV (not subject to hierarchy disclosure)
Commingled Fund: Equity Securities: Global and International				134,752
Commingled Fund: Equity Securities: Emerging Markets				47,332
Real estate				73,958
Private market investments				56,489
Total	$484,885	$187,048	$—	$984,464
Postretirement plan assets(1)	$2,391	$39,073	$—	$41,464

(1) The postretirement benefits assets are primarily life insurance contracts.

For the years ended December 31, 2022 and 2021, there were no material transfers into or out of Levels 1, 2, or 3.

Fair Value Measurement of Level 2 Plan assets and Plan assets measured at net asset value(NAV):

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

Real Estate: Real estate holdings represent investments in open-end and closed-end commingled real estate funds. As the property interests held in these real estate funds are not frequently traded, establishing the market value of the property interests held by the fund, and the resulting unit value of fund shareholders, is based on unobservable inputs including property appraisals by the fund companies, property appraisals by independent appraisal firms, analysis of the replacement cost of the property, discounted cash flows generated by property rents and changes in property values, and comparisons with sale prices of similar properties in similar markets. These real estate funds also furnish annual audited financial statements that are also used to further validate the information provided. Redemptions on the open-end funds are generally available on a quarterly basis, with 10 to 35 days written notice, depending on the individual fund. If the fund has sufficient liquidity, the redemption will be processed at the fund NAV or the fund’s estimate of fair value at the end of the quarter. If the fund does not have sufficient liquidity to honor the full redemption, the remainder will be set for redemption the following quarter on a pro-rata basis with other redemption requests. This same process will repeat until the redemption request has been completed. To protect other fund holders, real estate funds have no duty to liquidate or encumber funds to meet redemption requests. The closed-end funds are formed for a stated life of 7 to 10 years. The fund can be further extended with the approval of the limited partners. There are generally no redemption rights associated with these funds. The limited partner must hold the fund for the life of the fund or find a third-party buyer.

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

Employee Savings Plan

Idaho Power has a defined contribution plan designed to comply with Section 401(k) of the Internal Revenue Code and that covers substantially all employees. Idaho Power matches specified percentages of employee contributions to the plan. Matching annual contributions were approximately $8.8 million, $8.2 million, and $7.9 million in 2022, 2021, and 2020, respectively.

Post-employment Benefits

Idaho Power provides certain benefits to former or inactive employees, their beneficiaries, and covered dependents after employment but before retirement, in addition to the health care benefits required under the Consolidated Omnibus Budget Reconciliation Act. These benefits include salary continuation, health care and life insurance for those employees found to be disabled under Idaho Power’s disability plans, and health care for surviving spouses and dependents. Idaho Power accrues a liability for such benefits. The post-employment benefits included in other deferred credits on both IDACORP’s and Idaho Power’s consolidated balance sheets at December 31, 2022 and 2021, were approximately $2 million.

12. PROPERTY, PLANT AND EQUIPMENT AND JOINTLY-OWNED PROJECTS

The following table presents the major classifications of Idaho Power’s utility plant in service, annual depreciation provisions as a percent of average depreciable balance, and accumulated provision for depreciation for the years ended December 31, 2022 and 2021 (in thousands of dollars):

	2022		2021
	Balance	Avg Rate	Balance	Avg Rate
Production	$2,700,494	2.89%	$2,597,285	3.15%
Transmission	1,346,463	1.91%	1,309,143	1.89%
Distribution	2,192,135	2.15%	2,058,819	2.25%
General and Other	589,375	5.36%	544,069	6.17%
Total in service	6,828,467	2.66%	6,509,316	2.85%
Accumulated provision for depreciation	(2,465,279)		(2,298,951)
In service - net	$4,363,188		$4,210,365

At December 31, 2022, Idaho Power's construction work in progress balance of $785.7 million included relicensing costs of $423.1 million for the HCC, Idaho Power's largest hydropower complex. In 2022, 2021, and 2020, Idaho Power had IPUC authorization to include in its Idaho jurisdiction rates $6.5 million annually ($8.8 million when grossed-up for the effect of income taxes) of AFUDC relating to the HCC relicensing project. Collecting these amounts will reduce the amount collected in the future once the HCC relicensing costs are approved for recovery in base rates. At December 31, 2022, Idaho Power's regulatory liability for collection of AFUDC relating to the HCC was $207.5 million.

Idaho Power's ownership interest in two jointly-owned generating facilities is included in the table above. Under the joint operating agreements for these facilities, each participating utility is responsible for financing its share of construction, operating, and leasing costs. Idaho Power's proportionate share of operating expenses for each facility is included in the Consolidated Statements of Income. These jointly-owned facilities, including balance sheet amounts and the extent of Idaho Power’s participation, were as follows at December 31, 2022 (in thousands of dollars):

Name of Plant	Location	Utility Plant in Service	Construction Work in Progress	Accumulated Provision for Depreciation	Ownership %	MW(1)(2)
Jim Bridger units 1-4	Rock Springs, WY	$775,778	$19,258	$485,289	33	775
North Valmy unit 2(2)	Winnemucca, NV	259,099	1,233	210,467	50	145

(1) Idaho Power’s share of nameplate capacity.
(2) Pursuant to an agreement with NV Energy, Idaho Power's participation in coal-fired operations of North Valmy ended in December 2019 at unit 1 and is planned to end no later than the end of 2025 at unit 2.

IERCo, Idaho Power’s wholly-owned subsidiary, is a joint venturer in BCC. Idaho Power’s coal purchases from the joint venture were $60.4 million in 2022, $59.7 million in 2021, and $68.3 million in 2020.

Idaho Power has contracts to purchase the energy from four PURPA qualifying facilities that are 50 percent owned by Ida-West. Idaho Power’s power purchases from these facilities were $7.9 million in 2022, $8.2 million in 2021, and $9.3 million in 2020.

IDACORP's consolidated VIE, Marysville, owns a hydropower plant with a net book value of $13.3 million and $13.7 million at December 31, 2022 and 2021, respectively.

13. ASSET RETIREMENT OBLIGATIONS (ARO)

The guidance relating to accounting for AROs requires that legal obligations associated with the retirement of property, plant, and equipment be recognized as a liability at fair value when incurred and when a reasonable estimate of the fair value of the liability can be made. Under the guidance, when a liability is initially recorded, the entity increases the carrying amount of the related long-lived asset to reflect the future retirement cost. Over time, the liability is accreted to its estimated settlement value and paid, and the capitalized cost is depreciated over the useful life of the related asset. If, at the end of the asset’s life, the recorded liability differs from the actual obligations paid, a gain or loss would be recognized. As a rate-regulated entity, Idaho Power defers accretion, depreciation, and gains or losses as regulatory assets, as approved by the IPUC, until such asset retirement obligation costs are included in customer rates for collection. The regulatory assets recorded under this order do not earn a return on investment.

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

Idaho Power also collects removal costs in rates for certain assets that do not have associated AROs. Idaho Power is required to classify these removal costs as regulatory liabilities, see Note 3 - "Regulatory Matters" for the removal costs recorded as regulatory liabilities on IDACORP’s and Idaho Power’s consolidated balance sheets as of December 31, 2022 and 2021.

The following table presents the changes in the carrying amount of AROs (in thousands of dollars):

	2022	2021
Balance at beginning of year	$36,698	$27,691
Accretion expense	1,106	1,021
Revisions in estimated cash flows	1,412	9,415
Liability settled	(1,659)	(1,429)
Balance at end of year	$37,557	$36,698

14. INVESTMENTS

The table below summarizes IDACORP’s and Idaho Power’s investments as of December 31 (in thousands of dollars):

	2022	2021
Idaho Power investments:
Bridger Coal Company (equity method investment)	$14,187	$22,677
Exchange traded short-term bond funds and cash equivalents	33,687	54,078
Held-to-Maturity securities	30,475	—
Executive deferred compensation plan investments	442	353
Total Idaho Power investments	78,791	77,108
IFS investments in real estate tax credit projects, such as affordable housing developments	29,454	34,967
Ida-West joint ventures (equity method investments)	10,311	10,386
Other investments	2,796	1,363
Total IDACORP investments	$121,352	$123,824

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

	2022	2021	2020
Bridger Coal Company (Idaho Power)	$10,211	$10,211	$10,102
Ida-West joint ventures	1,300	1,224	1,411
Total	$11,511	$11,435	$11,513

Investments in Equity Securities

Investments in equity securities are reported at fair value. Any unrealized gains or losses on equity securities are included in income. Unrealized gains and losses on equity securities were immaterial at December 31, 2022 and 2021. The following table summarizes sales of equity securities (in thousands of dollars):

	2022	2021	2020
Proceeds from sales	$63,857	$11,328	$25,795
Gross realized gains from sales	—	—	—

Held-to-Maturity Securities

Idaho Power has a rabbi trust designated to provide funding for obligations related to the SMSP. During 2022, the rabbi trust purchased $31.2 million of held-to-maturity investments in corporate fixed-income and asset-backed debt securities. Substantially all of these debt securities mature between 2027 and 2037. Held-to-maturity investments are carried at amortized cost, reflecting Idaho Power’s ability and intent to hold the securities to maturity. Held-to-maturity investments are adjusted for the amortization or accretion of premiums or discounts, which are amortized or accreted over the life of the related held-to-maturity security. Such amortization and accretion are included in the “Other income, net” line in the consolidated statements of income. Due to increases in market interest rates in 2022, all held-to-maturity securities were in a gross unrealized holding loss position totaling $5.0 million at December 31, 2022. Based on ongoing credit evaluations of these holdings, Idaho Power does not expect payment defaults or delinquencies and has not recorded an allowance for credit losses for these securities as of December 31, 2022.

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

The table below presents the gains and losses on derivatives not designated as hedging instruments for the years ended December 31, 2022, 2021, and 2020 (in thousands of dollars):

	Location of Realized Gain/(Loss) on Derivatives Recognized in Income	Gain/(Loss) on Derivatives Recognized in Income(1)
		2022	2021	2020
Financial swaps	Operating revenues	$(6,249)	$1,046	$2,173
Financial swaps	Purchased power	2,373	1,959	(3,531)
Financial swaps	Fuel expense	68,489	12,180	(4,791)
Forward contracts	Operating revenues	1,090	1,966	421
Forward contracts	Purchased power	(2,994)	(1,099)	(384)
Forward contracts	Fuel expense	(136)	(194)	(36)

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

Credit Risk

At December 31, 2022, Idaho Power did not have material credit risk exposure from financial instruments, including derivatives. Idaho Power monitors credit risk exposure through reviews of counterparty credit quality, corporate-wide counterparty credit exposure, and corporate-wide counterparty concentration levels. Idaho Power manages these risks by establishing credit and concentration limits on transactions with counterparties and requiring contractual guarantees, cash deposits, or letters of credit from counterparties or their affiliates, as deemed necessary. Idaho Power’s physical power contracts are commonly under WSPP, Inc. agreements, physical gas contracts are usually under North American Energy Standards Board contracts, and financial transactions are usually under International Swaps and Derivatives Association, Inc. contracts. These contracts typically contain adequate assurance clauses requiring collateralization if a counterparty has debt that is downgraded below investment grade by at least one rating agency.

Credit-Contingent Features

Certain of Idaho Power's derivative instruments contain provisions that require Idaho Power's unsecured debt to maintain an investment grade credit rating from Moody's and Standard & Poor's Ratings Services. If Idaho Power's unsecured debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position at December 31, 2022, was $15.7 million. Idaho Power did not post any cash collateral related to this amount. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2022, Idaho Power would have been required to pay or post collateral to its counterparties up to an additional $66.1 million to cover open liability positions as well as completed transactions that have not yet been paid.

Derivative Instrument Summary

The table below presents the fair values and locations of derivative instruments not designated as hedging instruments recorded on the balance sheets and reconciles the gross amounts of derivatives recognized as assets and as liabilities to the net amounts presented in the balance sheets at December 31, 2022 and 2021 (in thousands of dollars):

		Asset Derivatives				Liability Derivatives
	Balance Sheet Location	Gross Fair Value	Amounts Offset		Net Assets	Gross Fair Value	Amounts Offset	Net Liabilities

December 31, 2022
Current:
Financial swaps	Other current assets	$72,548	$(32,609)	(1)	$39,939	$13,982	$(13,982)	$—
Financial swaps	Other current liabilities	132	(132)		—	1,577	(132)	1,445
Forward contracts	Other current assets	400	—		400	—	—	—
Forward contracts	Other current liabilities	—	—		—	2,071	—	2,071
Long-term:
Financial swaps	Other assets	622	(43)		579	43	(43)	—
Financial swaps	Other liabilities	644	(644)		—	2,136	(644)	1,492
Forward contracts	Other liabilities	—	—		—	1,780	—	1,780
Total		$74,346	$(33,428)		$40,918	$21,589	$(14,801)	$6,788

December 31, 2021
Current:
Financial swaps	Other current assets	$10,599	$(4,893)	(2)	$5,706	$2,910	$(2,910)	$—
Financial swaps	Other current liabilities	—	—		—	20	—	20
Forward contracts	Other current assets	6	(4)		2	4	(4)	—
Forward contracts	Other current liabilities	—	—		—	1,970	—	1,970
Long-term:
Financial swaps	Other assets	899	(9)		890	9	(9)	—
Financial swaps	Other liabilities	—	—		—	14	—	14
Forward contracts	Other liabilities	—	—		—	3,743	—	3,743
Total		$11,504	$(4,906)		$6,598	$8,670	$(2,923)	$5,747

(1) Current asset derivative amounts offset include $18.6 million of collateral payable at December 31, 2022.
(2) Current asset derivative amounts offset include $2.0 million of collateral payable at December 31, 2021.

The table below presents the volumes of derivative commodity forward contracts and swaps outstanding at December 31, 2022 and 2021 (in thousands of units):

		December 31,
Commodity	Units	2022	2021
Electricity purchases	MWh	898	529
Electricity sales	MWh	32	129
Natural gas purchases	MMBtu	26,773	11,740
Natural gas sales	MMBtu	310	—
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

IDACORP’s and Idaho Power’s assessment of a particular input's significance to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy. There were no transfers between levels or material changes in valuation techniques or inputs during the years ended December 31, 2022 and 2021.

Certain instruments have been valued using NAV as a practical expedient. The NAV is generally not published and publicly available, nor are these instruments traded on an exchange. Instruments valued using NAV as a practical expedient are included in the fair value disclosures below; however, in accordance with GAAP are not classified within the fair value hierarchy levels.

The following table presents information about IDACORP’s and Idaho Power’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021 (in thousands of dollars):

	December 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and commercial paper
IDACORP(1)	$16,505	$—	$—	$16,505	$80,406	$—	$—	$80,406
Idaho Power	34,468	—	—	34,468	10,393	—	—	10,393
Derivatives	40,518	400	—	40,918	6,596	2	—	6,598
Equity securities	34,129	—	—	34,129	54,431	—	—	54,431
IDACORP assets measured at NAV (not subject to hierarchy disclosure)(1)	—	—	—	2,796	—	—	—	1,363
Liabilities:
Derivatives	$2,937	$3,851	$—	$6,788	$34	$5,713	$—	$5,747

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

The table below presents the carrying value and estimated fair value of financial instruments that are not reported at fair value, as of December 31, 2022 and 2021, using available market information and appropriate valuation methodologies (in thousands).

	December 31, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(thousands of dollars)
IDACORP
Assets:
Notes receivable(1)	$3,871	$3,871	$3,804	$3,804
Held-to-maturity securities(1)	30,475	25,452	—	—
Liabilities:
Long-term debt (including current portion)(1)	2,194,145	1,953,470	2,000,640	2,381,172
Idaho Power
Assets:
Held-to-maturity securities(1)	$30,475	$25,452	$—	$—
Liabilities:
Long-term debt (including current portion)(1)	2,194,145	1,953,470	2,000,640	2,381,172

(1) Notes receivable are categorized as Level 3 and held-to-maturity securities and long-term debt are categorized as Level 2 of the fair value hierarchy, as defined earlier in this Note 16 - "Fair Value Measurements."

Notes receivable are related to Ida-West and are valued based on unobservable inputs, including forecasted cash flows, which are partially based on expected hydropower conditions. Held-to-maturity securities are held in a rabbi trust and are generally valued using quoted prices, which may be in non-active markets. Long-term debt is not traded on an exchange and is valued using quoted rates for similar debt in active markets. Carrying values for cash and cash equivalents, deposits, customer and other receivables, notes payable, accounts payable, interest accrued, and taxes accrued approximate fair value.

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

IDACORP’s other operating segments are below the quantitative and qualitative thresholds for reportable segments and are included in the “All Other” category in the table below. This category is comprised of IFS’s investments in affordable housing and other real estate tax credits, Ida-West’s joint venture investments in small hydropower generation projects, and IDACORP’s holding company expenses.

The table below summarizes the segment information for IDACORP’s utility operations and the total of all other segments, and reconciles this information to total enterprise amounts (in thousands):

	Utility Operations	All Other	Eliminations	Consolidated Total
2022
Revenues	$1,641,040	$2,941	$—	$1,643,981
Operating income	327,170	8	—	327,178
Other income, net	33,876	(187)	—	33,689
Interest income	12,556	2,776	(931)	14,401
Equity-method income	10,211	1,300	—	11,511
Interest expense	89,038	1,268	(931)	89,375
Income before income taxes	294,775	2,629	—	297,404
Income tax expense (benefit)	39,908	(2,064)	—	37,844
Income attributable to IDACORP, Inc.	254,867	4,115	—	258,982
Total assets	7,411,104	245,762	(113,608)	7,543,258
Expenditures for long-lived assets	432,430	159	—	432,589

2021
Revenues	$1,455,410	$2,674	$—	$1,458,084
Operating income	329,568	83	—	329,651
Other income, net	21,243	(138)	—	21,105
Interest income	7,123	216	(47)	7,292
Equity-method income	10,211	1,224	—	11,435
Interest expense	86,663	82	(47)	86,698
Income before income taxes	281,482	1,302	—	282,784
Income tax expense (benefit)	38,257	(1,345)	—	36,912
Income attributable to IDACORP, Inc.	243,225	2,325	—	245,550
Total assets	6,990,839	281,999	(62,323)	7,210,515
Expenditures for long-lived assets	299,972	27	—	299,999

2020
Revenues	$1,347,340	$3,389	$—	$1,350,729
Operating income	308,780	741	—	309,521
Other income, net	22,555	(8)	—	22,547
Interest income	9,733	1,275	(496)	10,512
Equity-method income	10,102	1,411	—	11,513
Interest expense	87,389	533	(496)	87,426
Income before income taxes	263,783	2,885	—	266,668
Income tax expense (benefit)	30,548	(1,848)	—	28,700
Income attributable to IDACORP, Inc.	233,235	4,182	—	237,417
Total assets	6,906,110	253,060	(63,926)	7,095,244
Expenditures for long-lived assets	310,937	1	—	310,938

18. OTHER INCOME AND EXPENSE

The following table presents the components of IDACORP’s other income (expense), net and Idaho Power's other income (expense), net (in thousands of dollars):

IDACORP	2022	2021	2020
Interest and dividend income, net	$5,952	$1,408	$3,813
Carrying charges on regulatory assets	7,032	5,034	7,063
Pension and postretirement non-service costs(1)	(9,196)	(15,249)	(11,865)
Income from life insurance investments	7,107	5,203	4,036
Other income (expense)	(90)	463	462
Total other income (expense), net	$10,805	$(3,141)	$3,509

Idaho Power
Interest and dividend income, net	$4,094	$1,241	$3,034
Carrying charges on regulatory assets	7,032	5,034	7,063
Pension and postretirement non-service costs(1)	(9,196)	(15,240)	(11,862)
Income from life insurance investments	7,012	5,203	4,036
Other income (expense)	205	591	468
Total other income (expense), net	$9,147	$(3,171)	$2,739

(1) The 2021 pension and postretirement non-service costs includes $4.7 million of expense for a temporary deviation from the cost-sharing provisions of the substantive postretirement plan as described in Note 11 - "Benefit Plans."

19. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income includes net income and amounts related to the SMSP. The table below presents changes in components of accumulated other comprehensive income (AOCI), net of tax, during the years ended December 31, 2022, 2021, and 2020 (in thousands of dollars). Items in parentheses indicate reductions to AOCI.

	Year Ended December 31,
	2022	2021	2020
Defined benefit pension items
Balance at beginning of period	$(40,040)	$(43,358)	$(36,284)
Other comprehensive income before reclassifications, net of tax of $8,239, $(8), and $(3,488)	23,770	(25)	(10,062)
Amounts reclassified out of AOCI to net income, net of tax of $1,160, $1,158, and $1,036	3,348	3,343	2,988
Net current-period other comprehensive income	27,118	3,318	(7,074)
Balance at end of period	$(12,922)	$(40,040)	$(43,358)

The table below presents the effects on net income of amounts reclassified out of components of AOCI and the income statement location of those amounts reclassified during the years ended December 31, 2022, 2021, and 2020 (in thousands of dollars). Items in parentheses indicate increases to net income.

	Amount Reclassified from AOCI
	Year Ended December 31,
	2022	2021	2020
Amortization of defined benefit pension items(1)
Prior service cost	$279	$296	$290
Net loss	4,229	4,205	3,734
Total before tax	4,508	4,501	4,024
Tax benefit(2)	(1,160)	(1,158)	(1,036)
Net of tax	3,348	3,343	2,988
Total reclassification for the period	$3,348	$3,343	$2,988

(1) Amortization of these items is included in "Other (income) expense, net" in the consolidated income statements of both IDACORP and Idaho Power.
(2) The tax benefit is included in "Income tax expense" in the consolidated income statements of both IDACORP and Idaho Power.

20. RELATED PARTY TRANSACTIONS

IDACORP: Idaho Power performs corporate functions such as financial, legal, and management services for IDACORP and its subsidiaries. Idaho Power charges IDACORP for the costs of these services based on service agreements and other specifically identified costs. For these services, Idaho Power billed IDACORP $0.9 million in 2022, $0.8 million in 2021, and $0.7 million in 2020.

At December 31, 2022 and 2021, Idaho Power had a $56.2 million and $2.0 million payable to IDACORP, respectively, which was included in its accounts payable to affiliates balance on its consolidated balance sheets, primarily related to income tax payments. At IDACORP, the receivable from Idaho Power is eliminated in consolidation.

Ida-West: Idaho Power purchases all of the power generated by four of Ida-West’s hydropower projects located in Idaho. Idaho Power purchased $7.9 million in 2022, $8.2 million in 2021, and $9.3 million in 2020 of power from Ida-West.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
IDACORP, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IDACORP, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedules listed in the Index at Item 8 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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
February 16, 2023

We have served as the Company's auditor since 1932.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of
Idaho Power Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Idaho Power Company and subsidiary (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, retained earnings, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 8 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Regulation of Utility Operations - Refer to Notes 1 and 3 to the financial statements

Critical Audit Matter Description

The Company is subject to rate regulation by the Federal Energy Regulatory Commission and the Idaho and Oregon Public Utility Commissions (the “Commissions”), which have jurisdiction with respect to the rates of electric distribution companies in Idaho and Oregon. Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures, such as property, plant, and equipment; regulatory assets and liabilities; operating revenues; operation and maintenance expense; depreciation expense; and income tax expense.

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
February 16, 2023

 We have served as the Company's auditor since 1932.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures - IDACORP, Inc.

The Chief Executive Officer and Chief Financial Officer of IDACORP, Inc., based on their evaluation of IDACORP, Inc.’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2022, have concluded that IDACORP, Inc.’s disclosure controls and procedures are effective as of that date.

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

IDACORP’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2022. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on its assessment, management concluded that, as of December 31, 2022, IDACORP’s internal control over financial reporting is effective based on those criteria.

IDACORP’s independent registered public accounting firm has audited the financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2022, and issued a report, which appears on the next page and expresses an unqualified opinion on the effectiveness of IDACORP’s internal control over financial reporting as of December 31, 2022.

February 16, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
IDACORP, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of IDACORP, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 16, 2023, expressed an unqualified opinion on those financial statements.

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
February 16, 2023

Disclosure Controls and Procedures - Idaho Power Company

The Chief Executive Officer and Chief Financial Officer of Idaho Power Company, based on their evaluation of Idaho Power Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2022, have concluded that Idaho Power Company's disclosure controls and procedures are effective as of that date.

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

Idaho Power’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2022. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on its assessment, management concluded that, as of December 31, 2022, Idaho Power’s internal control over financial reporting is effective based on those criteria.

Idaho Power’s independent registered public accounting firm has audited the financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2022, and issued a report which appears on the next page and expresses an unqualified opinion on the effectiveness of Idaho Power’s internal control over financial reporting as of December 31, 2022.

February 16, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of
Idaho Power Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Idaho Power Company and subsidiary (the “Company”) as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 16, 2023, expressed an unqualified opinion on those financial statements.

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
February 16, 2023

Changes in Internal Control Over Financial Reporting - IDACORP, Inc. and Idaho Power Company

There have been no changes in IDACORP, Inc.’s or Idaho Power Company’s internal control over financial reporting during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, IDACORP, Inc.’s or Idaho Power Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The portions of IDACORP’s definitive proxy statement appearing under the captions “Proposal No. 1: Election of Directors,” “Delinquent Section 16(a) Reports,” “Board of Directors - Committees of the Board of Directors - Audit Committee,” “Corporate Governance at IDACORP - Codes of Business Conduct,” and "Corporate Governance at IDACORP - Certain Relationships and Related Transactions" to be filed pursuant to Regulation 14A for the 2023 annual meeting of shareholders are hereby incorporated by reference.

Information regarding IDACORP’s executive officers required by this item appears in Item 1 of this report under “Executive Officers of the Registrants.”

ITEM 11. EXECUTIVE COMPENSATION

The portion of IDACORP’s definitive proxy statement appearing under the caption “Executive Compensation” to be filed pursuant to Regulation 14A for the 2023 annual meeting of shareholders is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The portion of IDACORP’s definitive proxy statement appearing under the caption “Security Ownership of Directors, Executive Officers, and Five-Percent Shareholders” to be filed pursuant to Regulation 14A for the 2023 annual meeting of shareholders is hereby incorporated by reference. The table below includes information as of December 31, 2022, with respect to the IDACORP 2000 Long-Term Incentive and Compensation Plan (LTICP) pursuant to which equity securities of IDACORP may be issued.

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	229,236	(1)	$—	(2)	350,763	(3)
Equity compensation plans not approved by shareholders	—		$—		—
Total	229,236		$—		350,763

(1) Represents shares subject to outstanding time-based restricted stock units, performance-based restricted stock units (at target), and deferred director stock unit awards, all under the LTICP. Restricted stock unit awards and director deferred stock unit awards may be settled only for shares of common stock on a one-for-one basis.

(2) None of the outstanding awards included in column (a) have an exercise price.
(3) Shares under the LTICP may be issued in connection with stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, or other equity-based awards.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The portions of IDACORP’s definitive proxy statement appearing under the captions “Certain Relationships and Related Transactions” and “Corporate Governance at IDACORP – Director Independence and Executive Sessions” to be filed pursuant to Regulation 14A for the 2023 annual meeting of shareholders are hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

IDACORP: The portion of IDACORP’s definitive proxy statement appearing under the caption “Independent Accountant Billings” in the proxy statement to be filed pursuant to Regulation 14A for the 2023 annual meeting of shareholders is hereby incorporated by reference.

Idaho Power: The table below presents the aggregate fees of Idaho Power's principal independent registered public accounting firm, Deloitte & Touche LLP, billed or is expected to bill to Idaho Power for the fiscal years ended December 31, 2022 and 2021:

	2022	2021
Audit fees	$1,695,995	$1,526,750
Audit-related fees(1)	6,872	—
Tax fees(1)	—	19,885
All other fees(2)	8,294	12,050
Total	$1,711,161	$1,558,685

(1) Includes fees for consultation related to tax planning and accounting.
(2) Accounting research tool subscription and fees for finance and accounting conference attendance.

Policy on Audit Committee Pre-Approval:

Idaho Power and the Audit Committee are committed to ensuring the independence of the independent registered public accounting firm, both in fact and in appearance. In this regard, the Audit Committee has established and periodically reviews a pre-approval policy for audit and non-audit services. For 2022 and 2021, all audit and non-audit services and all fees paid in connection with those services were pre-approved by the Audit Committee.

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

The pre-approval policy and separate supplements to the pre-approval policy describe the specific audit, audit-related, tax, and other services that have the general pre-approval of the Audit Committee. The term of any pre-approval is 12 months from the date of pre-approval, unless the Audit Committee specifically provides for a different period. The Audit Committee will periodically revise the list of pre-approved services, based on subsequent determinations.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) and (2) Refer to Part II, Item 8 - “Financial Statements” for a complete listing of consolidated financial statements and financial statement schedules.

(3) Exhibits. Note Regarding Reliance on Statements in Agreements: The agreements filed as exhibits to IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2022, are filed to provide information regarding their terms and are not intended to provide any other factual or disclosure information about IDACORP, Inc., Idaho Power Company, or the other parties to the agreements. Some of the agreements contain statements, representations, and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (a) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties to the agreement if those statements prove to be inaccurate; (b) have been qualified by disclosures that were made to the other party, which disclosures are not necessarily reflected in the agreement; (c) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (d) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, readers should not rely upon the statements, representations, or warranties made in the agreements.

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
	File number 1-3198, Form 8-K filed on 6/30/2022, as Exhibit 4.1, Fiftieth, June 30, 2022
	File number 1-3198, Form 10-Q filed on 11/3/2022, as Exhibit 4.1, Fifty-first, October 14, 2022
	File number 1-3198, Form 8-K filed on 12/22/2022, as Exhibit 4.1, Fifty-second, December 20, 2022
4.3	Instruments relating to Idaho Power Company American Falls bond guarantee (see Exhibit 10.13)	10-Q	1-3198	4(b)	8/4/2000
4.4	Agreement of Idaho Power Company to furnish certain debt instruments	S-3	33-65720*	4(f)	7/7/1993
4.5	Agreement and Plan of Merger dated March 10, 1989, between Idaho Power Company, a Maine corporation, and Idaho Power Migrating Corporation	S-3 Post-Effective Amend. No. 2	33-00440*	2(a)(iii)	6/30/1989
4.6	Indenture for Senior Debt Securities dated as of February 1, 2001, between IDACORP, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as trustee	8-K	1-14465	4.1	2/28/2001
4.7	First Supplemental Indenture dated as of February 1, 2001 to Indenture for Senior Debt Securities dated as of February 1, 2001 between IDACORP, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as trustee	8-K	1-14465	4.2	2/28/2001

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith
4.8	Indenture for Debt Securities dated as of August 1, 2001 between Idaho Power Company and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as trustee	S-3	333-67748	4.13	8/16/2001
4.9	Idaho Power Company Instrument of Further Assurance relating to Mortgage and Deed of Trust, dated as of August 3, 2010	10-Q	1-3198	4.12	8/5/2010
4.10	Description of the Registrant's Securities	10-K	1-14465, 1-3198	4.10	2/18/21
10.1	Amended and Restated Agreement for the Operation of the Jim Bridger Project, dated December 11, 2014, between Idaho Power Company and PacifiCorp	10-K	1-14465, 1-3198	10.4	2/19/2015
10.2	Amended and Restated Agreement for the Ownership of the Jim Bridger Project, dated December 11, 2014, between Idaho Power Company and PacifiCorp	10-K	1-14465, 1-3198	10.5	2/19/2015
10.3	Framework Agreement, dated October 1, 1984, between the State of Idaho and Idaho Power Company relating to Idaho Power Company's Swan Falls and Snake River water rights	S-3	33-65720*	10(h)	7/7/1993
10.4	Agreement, dated October 25, 1984, between the State of Idaho and Idaho Power Company, relating to the agreement filed as Exhibit 10.3	S-3	33-65720*	10(h)(i)	7/7/1993
10.5	Contract to Implement, dated October 25, 1984, between the State of Idaho and Idaho Power Company, relating to the agreement filed as Exhibit 10.3	S-3	33-65720*	10(h)(ii)	7/7/1993
10.6	Settlement Agreement, dated March 25, 2009, between the State of Idaho and Idaho Power Company relating to the agreement filed as Exhibit 10.3	10-Q	1-14465*	10.58	5/7/2009
10.7	Agreement Regarding the Ownership, Construction, Operation and Maintenance of the Milner Hydroelectric Project (FERC No. 2899), dated January 22, 1990, between Idaho Power Company and the Twin Falls Canal Company and the Northside Canal Company Limited	S-3	33-65720*	10(m)	7/7/1993
10.8	Credit Agreement, dated November 6, 2015, among IDACORP, Inc., Wells Fargo Bank, National Association, as administrative agent, swingline lender, and LC issuer, JPMorgan Chase Bank, N.A., as syndication agent and LC issuer, KeyBank National Association and MUFG Union Bank, N.A., as documentation agents and LC Issuers, and Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, Keybanc Capital Markets Inc., and MUFG Union Bank, N.A. as joint lead arrangers and joint book runners, and the other lenders named therein	8-K	1-14465, 1-3198	10.1	11/9/2015
10.9	Credit Agreement, dated November 6, 2015, among Idaho Power Company, Wells Fargo Bank, National Association, as administrative agent, swingline lender, and LC issuer, JPMorgan Chase Bank, N.A., as syndication agent and LC issuer, KeyBank National Association and MUFG Union Bank, N.A., as documentation agents and LC Issuers, and Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, Keybanc Capital Markets, Inc., and MUFG Union Bank, N.A. as joint lead arrangers and joint book runners, and the other lenders named therein	8-K	1-14465, 1-3198	10.2	11/9/2015
10.10	First Amendment to Credit Agreement, dated December 6, 2019, among IDACORP, Inc., Wells Fargo Bank, National Association, as administrative agent, swingline lender, and LC issuer; JPMorgan Chase Bank, N.A., as syndication agent and LC issuer; KeyBank National Association and MUFG Bank, LTD., as documentation agents and LC Issuers; Wells Fargo Securities, LLC, and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint book runners; and the other lenders named therein	8-K	1-14465, 1-3198	10.1	12/10/2019

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith
10.11	First Amendment to Credit Agreement, dated December 6, 2019, among Idaho Power Company, Wells Fargo Bank, National Association, as administrative agent, swingline lender, and LC issuer; JPMorgan Chase Bank, N.A., as syndication agent and LC issuer; KeyBank National Association and MUFG Bank, LTD., as documentation agents and LC Issuers; Wells Fargo Securities, LLC, and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint book runners; and the other lenders named therein	8-K	1-14465, 1-3198	10.2	12/10/2019
10.12	Second Amendment to Credit Agreement, dated December 3, 2021, among IDACORP, Inc., Wells Fargo Bank, National Association, as administrative agent, an extending lender, swingline lender, and LC issuer; JPMorgan Chase Bank, N.A.; KeyBank National Association and MUFG Union Bank, N.A., as extending lenders and LC Issuers; and the other financial institutions party thereto	8-K	1-14465, 1-3198	10.1	12/3/2021
10.13	Second Amendment to Credit Agreement, dated December 3, 2021, among Idaho Power Company, Wells Fargo Bank, National Association, as administrative agent, an extending lender, swingline lender, and LC issuer; JPMorgan Chase Bank, N.A.; KeyBank National Association and MUFG Union Bank, N.A., as extending lenders and LC Issuers; and the other financial institutions party thereto	8-K	1-14465, 1-3198	10.2	12/3/2021
10.14	Third Amendment to Credit Agreement, dated November 18, 2022, among IDACORP, Inc., Wells Fargo Bank, National Association, as administrative agent, an extending lender, swingline lender, and LC issuer; JPMorgan Chase Bank, N.A.; and MUFG Union Bank, N.A., as extending lenders and LC Issuers; and the other financial institutions party thereto	8-K	1-14465, 1-3198	10.1	11/23/2022
10.15	Third Amendment to Credit Agreement, dated November 18, 2022, among Idaho Power Company, Wells Fargo Bank, National Association, as administrative agent, an extending lender, swingline lender, and LC issuer; JPMorgan Chase Bank, N.A.; and MUFG Union Bank, N.A., as extending lenders and LC Issuers; and the other financial institutions party thereto	8-K	1-14465, 1-3198	10.2	11/23/2022
10.16	Term Loan Credit Agreement, dated March 4, 2022, among Idaho Power Company, Wells Fargo Bank, National Association, as administrative agent, and U.S. Bank National Association	8-K	1-14465, 1-3198	10.1	3/4/2022
10.17	Loan Agreement, dated October 1, 2006, between Sweetwater County, Wyoming and Idaho Power Company	8-K	1-3198	10.1	10/10/2006
10.18
Guaranty Agreement, dated April 11, 2000, between Idaho Power Company and Bank One Trust Company, N.A., as Trustee, relating to $19,885,000 American Falls Replacement Dam Refinancing Bonds of the American Falls Reservoir District, Idaho
		10-Q	1-3198	10(c)	8/4/2000
10.19[1]	Idaho Power Company Security Plan for Senior Management Employees I, amended and restated effective December 31, 2004, and as further amended November 20, 2008	10-K	1-14465, 1-3198	10.15	2/26/2009
10.20[1]	Amendment, dated September 19, 2012, to the Idaho Power Company Security Plan for Senior Management Employees I	10-Q	1-14465, 1-3198	10.62	11/1/2012
10.21[1]	Idaho Power Company Security Plan for Senior Management Employees II, as amended and restated February 8, 2017	10-K	1-14465, 1-3198	10.31	2/23/2017
10.22[1]	Amendment to the Idaho Power Company Security Plan for Senior Management Employees II, as amended May 17, 2017	10-Q	1-14465, 1-3198	10.1	8/3/2017
10.23[1]	Idaho Power Company Security Plan for Board of Directors - a non-qualified deferred compensation plan, as amended and restated effective July 20, 2006	10-Q	1-14465, 1-3198	10(h)(viii)	11/2/2006
10.24[1]	IDACORP, Inc. Non-Employee Directors Stock Compensation Plan, as amended February 10, 2022	10-K	1-14465, 1-3198	10.21	2/17/2022

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith
10.25[1]	Form of Officer Indemnification Agreement between IDACORP, Inc. and Officers of IDACORP, Inc. and Idaho Power Company, as amended July 20, 2006	10-Q	1-14465, 1-3198	10(h)(xix)	11/2/2006
10.26[1]	Form of Director Indemnification Agreement between IDACORP, Inc. and Directors of IDACORP, Inc., as amended July 20, 2006	10-Q	1-14465, 1-3198	10(h)(xx)	11/2/2006
10.27[1]	Form of Amended and Restated Change in Control Agreement between IDACORP, Inc. and Officers of IDACORP and Idaho Power Company (senior vice president and higher), approved November 20, 2008	10-K	1-14465, 1-3198	10.24	2/26/2009
10.28[1]	Form of Amended and Restated Change in Control Agreement between IDACORP, Inc. and Officers of IDACORP and Idaho Power Company (below senior vice president), approved November 20, 2008	10-K	1-14465, 1-3198	10.25	2/26/2009
10.29[1]	Form of Amended and Restated Change in Control Agreement between IDACORP, Inc. and Officers of IDACORP, Inc. and Idaho Power Company, approved March 17, 2010	8-K	1-14465, 1-3198	10.1	3/24/2010
10.30[1]	IDACORP, Inc. and/or Idaho Power Company Executive Officers with Amended and Restated Change in Control Agreements chart					X
10.31[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan, as amended and restated February 9, 2017	10-K	1-14465, 1-3198	10.41	2/23/2017
10.32[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Restricted Unit Award Agreement (Time Vesting)	10-K	1-14465, 1-3198	10.30	2/21/2019
10.33[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Performance Unit Award Agreement (Performance with Total Shareholder Return Goal)	10-K	1-14465, 1-3198	10.31	2/21/2019
10.34[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Performance Unit Award Agreement (Performance with Cumulative Earnings Per Share Goal)	10-K	1-14465, 1-3198	10.32	2/21/2019
10.35[1]	IDACORP, Inc. Executive Incentive Plan, as amended and restated November 14, 2018	10-K	1-14465, 1-3198	10.36	2/21/2019
10.36[1]	Idaho Power Company Executive Deferred Compensation Plan, effective November 15, 2000, as amended November 20, 2008	10-K	1-14465, 1-3198	10.32	2/26/2009
10.37[1]	IDACORP, Inc. and Idaho Power Company Compensation for Non-Employee Directors of the Board of Directors, effective January 1, 2022	10-K	1-14465, 1-3198	10.34	2/17/2022
10.38[1]	Form of IDACORP, Inc. Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.46	2/26/2009
10.39[1]	Form of Letter Agreement to Amend Outstanding IDACORP, Inc. Director Deferred Compensation Agreement (December 16, 2008)	10-K	1-14465, 1-3198	10.47	2/26/2009
10.40[1]	Form of Amendment to IDACORP, Inc. Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.48	2/26/2009
10.41[1]	Form of Termination of IDACORP, Inc. Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.49	2/26/2009
10.42[1]	Form of Idaho Power Company Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.50	2/26/2009
10.43[1]	Form of Letter Agreement to Amend Outstanding Idaho Power Company Director Deferred Compensation Agreement (December 16, 2008)	10-K	1-14465, 1-3198	10.51	2/26/2009
10.44[1]	Form of Amendment to Idaho Power Company Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.52	2/26/2009
10.45[1]	Form of Termination of Idaho Power Company Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.53	2/26/2009
10.46[1]	Idaho Power Company Restated Employee Savings Plan, as restated as of January 1, 2016	10-K	1-14465, 1-3198	10.59	2/18/2016

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith
10.47[1]	Amendment, dated effective December 1, 2016, to the Idaho Power Company Restated Employee Savings Plan, as restated as of January 1, 2016	10-K	1-14465, 1-3198	10.61	2/23/2017
10.48[1]	Second Amendment to the Idaho Power Company Employee Savings Plan, as amended January 1, 2018	10-Q	1-14465, 1-3198	10.1	11/2/2017
10.49[1]	Third Amendment to the Idaho Power Company Employee Savings Plan, as amended April 26, 2018	10-Q	1-14465, 1-3198	10.4	5/3/2018
10.50[1]	Fourth Amendment to the Idaho Power Company Employee Savings Plan, executed October 24, 2019 and effective January 1, 2020	10-Q	1-14465, 1-3198	10.1	10/31/2019
10.51[1]	Fifth Amendment to the Idaho Power Company Employee Savings Plan, executed December 21, 2020 and effective January 1, 2020	10-K	1-14465, 1-3198	10.49	2/18/2021
10.52[1]	Sixth Amendment to the Idaho Power Company Employee Savings Plan, executed March 7, 2022 and effective January 1, 2020	10-Q	1-14465, 1-3198	10.1	5/5/2022
21.1	Subsidiaries of IDACORP, Inc.					X
23.1	Consent of Registered Independent Accounting Firm					X
23.2	Consent of Registered Independent Accounting Firm					X
31.1	IDACORP, Inc. Rule 13a-14(a) CEO certification					X
31.2	IDACORP, Inc. Rule 13a-14(a) CFO certification					X
31.3	Idaho Power Rule 13a-14(a) CEO certification					X
31.4	Idaho Power Rule 13a-14(a) CFO certification					X
32.1	IDACORP, Inc. Section 1350 CEO certification					X
32.2	IDACORP, Inc. Section 1350 CFO certification					X
32.3	Idaho Power Section 1350 CEO certification					X
32.4	Idaho Power Section 1350 CFO certification					X
95.1	Mine Safety Disclosures					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)					X
* Exhibit originally filed with the U.S. Securities and Exchange Commission in paper format and as such, a hyperlink is not available.
(1) Management contract or compensatory plan or arrangement

IDACORP, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2022	2021	2020
	(thousands of dollars)
Income:
Equity in income of subsidiaries	$258,540	$245,591	$237,233
Investment income	1,795	148	748
Total income	260,335	245,739	237,981
Expenses:
Operating expenses	444	679	692
Interest expense	1,267	82	534
Other expenses	250	192	145
Total expenses	1,961	953	1,371
Income Before Income Taxes	258,374	244,786	236,610
Income Tax Benefit	(608)	(764)	(807)
Net Income Attributable to IDACORP, Inc.	258,982	245,550	237,417
Other comprehensive income (loss)	27,118	3,318	(7,074)
Comprehensive Income Attributable to IDACORP, Inc.	$286,100	$248,868	$230,343

The accompanying note is an integral part of these statements.

IDACORP, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(thousands of dollars)
Operating Activities:
Net cash provided by operating activities	$77,048	$174,209	$168,699
Investing Activities:
Purchase of investments	(26,620)	(26,363)	(25,000)
Maturities of investments	25,000	50,000	—
Net cash (used in) provided by investing activities	(1,620)	23,637	(25,000)
Financing Activities:
Dividends on common stock	(154,287)	(146,119)	(137,856)
Change in intercompany notes payable	(3,811)	(2,167)	(9,732)
Other	(3,184)	(3,124)	(4,663)
Net cash used in financing activities	(161,282)	(151,410)	(152,251)
Net (decrease) increase in cash and cash equivalents	(85,854)	46,436	(8,552)
Cash and cash equivalents at beginning of year	153,025	106,589	115,141
Cash and cash equivalents at end of year	$67,171	$153,025	$106,589

The accompanying note is an integral part of these statements.

IDACORP, INC.
CONDENSED BALANCE SHEETS

	December 31,
	2022	2021
Assets	(thousands of dollars)
Current Assets:
Cash and cash equivalents	$67,171	$153,025
Receivables	56,446	2,050
Income taxes receivable	1,098	—
Other	98	102
Total current assets	124,813	155,177
Investments	2,739,616	2,570,150
Other Assets:
Deferred income taxes	131	5,004
Other	286	299
Total other assets	417	5,303
Total assets	$2,864,846	$2,730,630
Liabilities and Shareholders’ Equity
Current Liabilities:
Taxes accrued	$—	$850
Other	—	777
Total current liabilities	—	1,627
Other Liabilities:
Intercompany notes payable	57,048	59,928
Other	559	639
Total other liabilities	57,607	60,567
IDACORP, Inc. Shareholders’ Equity	2,807,239	2,668,436
Total Liabilities and Shareholders' Equity	$2,864,846	$2,730,630

The accompanying note is an integral part of these statements.

NOTE TO CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Pursuant to rules and regulations of the U.S. Securities and Exchange Commission, the unconsolidated condensed financial statements of IDACORP, Inc. do not reflect all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the 2022 Form 10-K, Part II, Item 8.

Accounting for Subsidiaries: IDACORP has accounted for the earnings of its subsidiaries under the equity method of accounting in these unconsolidated condensed financial statements. Included in net cash provided by operating activities in the condensed statements of cash flows are dividends that IDACORP subsidiaries paid to IDACORP of $117 million, $149 million, and $141 million in 2022, 2021, and 2020, respectively.

IDACORP, INC. AND IDAHO POWER COMPANY
SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2022, 2021, and 2020

		Additions
			Charged
	Balance at	Charged	(Credited)		Balance at
	Beginning	to	to Other		End
Classification	of Year	Income	Accounts	Deductions(1)	of Year
	(thousands of dollars)
2022:
Reserve for uncollectible accounts	$5,016	$3,294	$540	$3,304	$5,546
Injuries and damages	3,780	2,495	—	3,473	2,802
2021:
Reserve for uncollectible accounts	$5,263	$2,083	$640	$2,970	$5,016
Injuries and damages	2,484	2,032	—	736	3,780
2020:
Reserve for uncollectible accounts	$1,744	$5,239	$438	$2,158	$5,263
Injuries and damages	1,748	1,203	—	467	2,484

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

February 16, 2023		IDACORP, INC.
Date
	By:	/s/ Lisa A. Grow
Lisa A. Grow
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard J. Dahl	Chairman of the Board	February 16, 2023
Richard J. Dahl

/s/ Lisa A. Grow	(Principal Executive Officer)	February 16, 2023
Lisa A. Grow
President and Chief Executive Officer and Director

/s/ Brian R. Buckham	(Principal Financial Officer)	February 16, 2023
Brian R. Buckham
Senior Vice President and Chief Financial Officer

/s/ Kenneth W. Petersen	(Principal Accounting Officer)	February 16, 2023
Kenneth W. Petersen
Vice President, Chief Accounting Officer and Treasurer

/s/ Odette Bolano	Director	February 16, 2023
Odette Bolano

/s/ Thomas Carlile	Director	February 16, 2023
Thomas Carlile

/s/ Annette G. Elg	Director	February 16, 2023
Annette G. Elg

/s/ Ronald W. Jibson	Director	February 16, 2023
Ronald W. Jibson

/s/ Judith A. Johansen	Director	February 16, 2023
Judith A. Johansen

/s/ Dennis L. Johnson	Director	February 16, 2023
Dennis L. Johnson

/s/ Jeff C. Kinneeveauk	Director	February 16, 2023
Jeff C. Kinneeveauk

/s/ Richard J. Navarro	Director	February 16, 2023
Richard J. Navarro

/s/ Dr. Mark T. Peters	Director	February 16, 2023
Dr. Mark T. Peters

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 16, 2023		Idaho Power Company
Date
	By:	/s/ Lisa A. Grow
Lisa A. Grow
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard J. Dahl	Chairman of the Board	February 16, 2023
Richard J. Dahl

/s/ Lisa A. Grow	(Principal Executive Officer)	February 16, 2023
Lisa A. Grow
President and Chief Executive Officer and Director

/s/ Brian R. Buckham	(Principal Financial Officer)	February 16, 2023
Brian R. Buckham
Senior Vice President and Chief Financial Officer

/s/ Kenneth W. Petersen	(Principal Accounting Officer)	February 16, 2023
Kenneth W. Petersen
Vice President, Chief Accounting Officer and Treasurer

/s/ Odette Bolano	Director	February 16, 2023
Odette Bolano

/s/ Thomas Carlile	Director	February 16, 2023
Thomas Carlile

/s/ Annette G. Elg	Director	February 16, 2023
Annette G. Elg

/s/ Ronald W. Jibson	Director	February 16, 2023
Ronald W. Jibson

/s/ Judith A. Johansen	Director	February 16, 2023
Judith A. Johansen

/s/ Dennis L. Johnson	Director	February 16, 2023
Dennis L. Johnson

/s/ Jeff C. Kinneeveauk	Director	February 16, 2023
Jeff C. Kinneeveauk

/s/ Richard J. Navarro	Director	February 16, 2023
Richard J. Navarro

/s/ Dr. Mark T. Peters	Director	February 16, 2023
Dr. Mark T. Peters