Form 10-Q
period 2023-03-31
IDACORP INC; IDAHO POWER CO
filed 2023-05-04
CIK 1057877, 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from __________ to __________
	Exact name of registrants as specified	I.R.S. Employer
Commission File	in their charters, address of principal	Identification
Number	executive offices, zip code and telephone number	Number
1-14465	IDACORP, Inc.	82-0505802
1-3198	Idaho Power Company	82-0130980

1221 W. Idaho Street
Boise,	Idaho	83702-5627
(208)	388-2200

State of Incorporation:	Idaho

None
Former name, former address and former fiscal year, if changed since last report.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	IDA	New York Stock Exchange

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
IDACORP, Inc.: Yes ☒ No ☐    Idaho Power Company: Yes ☒ No ☐

Indicate by check mark whether the registrants have submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit such files).
IDACORP, Inc.: Yes ☒ No ☐      Idaho Power Company: Yes ☒  No ☐

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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).
IDACORP, Inc.: Yes ☐ No ☒      Idaho Power Company: Yes ☐ No ☒

Number of shares of common stock outstanding as of April 28, 2023:
IDACORP, Inc.:        50,607,611
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

COMMONLY USED TERMS

The following select abbreviations, terms, or acronyms are commonly used or found in multiple locations in this report:

2022 Annual Report	-	IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2022
ADITC	-	Accumulated Deferred Investment Tax Credits
AFUDC	-	Allowance for Funds Used During Construction
AOCI	-	Accumulated Other Comprehensive Income
BCC	-	Bridger Coal Company, a joint venture of IERCo
BPA	-	Bonneville Power Administration
CEQ	-	Council on Environmental Quality
CWA	-	Clean Water Act
EIS	-	Environmental Impact Statement
EPA	-	U.S. Environmental Protection Agency
FCA	-	Fixed Cost Adjustment
FERC	-	Federal Energy Regulatory Commission
HCC	-	Hells Canyon Complex
IDACORP	-	IDACORP, Inc., an Idaho corporation
Idaho Power	-	Idaho Power Company, an Idaho corporation
Idaho ROE	-	Idaho-jurisdiction return on year-end equity
Ida-West	-	Ida-West Energy Company, a subsidiary of IDACORP, Inc.
IERCo	-	Idaho Energy Resources Co., a subsidiary of Idaho Power Company
IFS	-	IDACORP Financial Services, a subsidiary of IDACORP, Inc.
IPUC	-	Idaho Public Utilities Commission
IRP	-	Integrated Resource Plan
Jim Bridger plant	-	Jim Bridger power plant
MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MW	-	Megawatt
MWh	-	Megawatt-hour
NAV	-	Net asset value
O&M	-	Operations and Maintenance
OATT	-	Open Access Transmission Tariff
OPUC	-	Public Utility Commission of Oregon
PCA	-	Idaho-Jurisdiction Power Cost Adjustment
PCAOB	-	Public Company Accounting Oversight Board (United States)
PURPA	-	Public Utility Regulatory Policies Act of 1978
RFP	-	Request for Proposal
SEC	-	U.S. Securities and Exchange Commission
SMSP	-	Security Plan for Senior Management Employees
USFWS	-	U.S. Fish and Wildlife Service
Valmy plant	-	Idaho Power's jointly-owned coal-fired generating plant in Valmy, Nevada
WMP	-	Wildfire Mitigation Plan
WOTUS	-	Waters of the United States
WRAP	-	Western Resource Adequacy Program

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to the historical information contained in this report, this report contains (and oral communications made by IDACORP, Inc. (IDACORP) and Idaho Power Company (Idaho Power) may contain) statements that relate to future events and expectations, such as statements regarding projected or future financial performance, cash flows, capital expenditures, dividends, capital structure or ratios, load forecasts, strategic goals, challenges, objectives, and plans for future operations. Such statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, or future events, or performance, often, but not always, through the use of words or phrases such as "anticipates," "believes," "could," "estimates," "expects," "intends," "potential," "plans," "predicts," "preliminary," "projects," "may," "may result," "may continue," or similar expressions, are not statements of historical facts and may be forward-looking. Forward-looking statements are not guarantees of future performance and involve estimates, assumptions, risks, and uncertainties that may differ materially from actual results, performance, or outcomes. In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in forward-looking statements include those factors set forth in this report, IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2022, particularly Part I, Item 1A - "Risk Factors" and Part II, Item 7 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of that report, subsequent reports filed by IDACORP and Idaho Power with the U.S. Securities and Exchange Commission (SEC), and the following important factors:

•decisions by the Idaho and Oregon public utilities commissions and the Federal Energy Regulatory Commission that impact Idaho Power's ability to recover costs and earn a return on investment;
•changes to or the elimination of Idaho Power's regulatory cost recovery mechanisms;
•expense and risks associated with capital expenditures for, and the permitting and construction of, utility infrastructure projects that Idaho Power may be unable to complete or that may not be deemed prudent by regulators for full cost recovery or full return on investment;
•expenses and risks associated with supplier and contractor delays on utility infrastructure projects and the potential impacts of those delays on Idaho Power's ability to serve customers;
•power demand exceeding supply, and the rapid addition of new industrial and commercial customer load and the volatility of such new load demand, resulting in increased costs for purchasing energy and capacity in the market, if available, or acquiring or constructing additional generation and transmission resources, and battery storage facilities;
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
•abnormal or severe weather conditions (including conditions and events associated with climate change), wildfires, droughts, earthquakes, and other natural phenomena and natural disasters, which affect customer sales, hydropower generation, repair costs, service interruptions, liability for damage caused by utility property, and the availability and cost of fuel for generation plants or purchased power to serve customers;
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
•ability to acquire fuel, power, electrical equipment, and transmission capacity on reasonable terms and prices, particularly in the event of unanticipated or abnormally high resource demands, price volatility, lack of physical availability, transportation constraints, outages due to maintenance or repairs to generation or transmission facilities, disruptions in the supply chain, or credit quality or lack of counterparty and supplier credit;
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
•employee workforce factors, including the operational and financial costs of unionization or the attempt to unionize all or part of the companies’ workforce, the cost and ability to attract and retain skilled workers and third-party contractors and suppliers, the cost of living and the related impact on recruiting employees, and the ability to adjust to fluctuations in labor costs;
•changes in, failure to comply with, and costs of compliance with laws, regulations, policies, and orders, including those relating to the environment, climate change, natural resources, and threatened and endangered species, which may result in penalties and fines, increase compliance and operational costs, and impact recovery associated with increased costs through rates;
•changes in tax laws or related regulations or interpretations of applicable laws by federal, state, or local taxing jurisdictions, and the availability of tax credits;
•inability to timely obtain and the cost of obtaining and complying with required governmental permits and approvals, licenses, rights-of-way, and siting for transmission and generation projects and hydropower facilities;
•failure to comply with reliability and cyber and physical security requirements, which may result in penalties, reputational harm, and operational changes;
•ability to obtain debt and equity financing or refinance existing debt when necessary and on favorable terms, which can be affected by factors such as credit ratings, reputational harm, volatility or disruptions in the financial markets, interest rate fluctuations, decisions by the Idaho or Oregon public utility commissions, and the companies' past or projected financial performance;
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
•remediation costs associated with planned exits from participation in Idaho Power's co-owned coal plants;
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

IDACORP, Inc.
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended March 31,
	2023	2022
	(in thousands, except per share amounts)
Operating Revenues:
Electric utility revenues	$429,338	$343,921
Other	321	367
Total operating revenues	429,659	344,288

Operating Expenses:
Electric utility:
Purchased power	171,093	85,424
Fuel expense	89,080	45,702
Power cost adjustment	(51,337)	(400)
Other operations and maintenance	92,041	92,086
Energy efficiency programs	5,215	6,589
Depreciation	45,391	44,457
Other electric utility operating expenses	9,028	8,901
Total electric utility operating expenses	360,511	282,759
Other	1,045	861
Total operating expenses	361,556	283,620

Operating Income	68,103	60,668

Nonoperating (Income) Expense:
Allowance for equity funds used during construction	(9,908)	(9,123)
Earnings of unconsolidated equity-method investments	(2,454)	(2,308)
Interest on long-term debt	24,968	21,069
Other interest	4,755	3,815
Allowance for borrowed funds used during construction	(4,228)	(3,385)
Other income, net	(8,149)	(1,610)
Total nonoperating expense, net	4,984	8,458

Income Before Income Taxes	63,119	52,210

Income Tax Expense	7,095	6,026

Net Income	56,024	46,184
Loss attributable to noncontrolling interests	74	76
Net Income Attributable to IDACORP, Inc.	$56,098	$46,260

Weighted Average Common Shares Outstanding - Basic	50,688	50,632
Weighted Average Common Shares Outstanding - Diluted	50,723	50,660
Earnings Per Share of Common Stock:
Earnings Attributable to IDACORP, Inc. - Basic	$1.11	$0.91
Earnings Attributable to IDACORP, Inc. - Diluted	$1.11	$0.91

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended March 31,
	2023	2022
	(in thousands)

Net Income	$56,024	$46,184
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $51 and $290, respectively	146	837
Total Comprehensive Income	56,170	47,021
Loss attributable to noncontrolling interests	74	76
Comprehensive Income Attributable to IDACORP, Inc.	$56,244	$47,097

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2023	December 31, 2022
	(in thousands)
Assets

Current Assets:
Cash and cash equivalents	$357,823	$177,577
Receivables:
Customer (net of allowance of $5,062 and $5,034, respectively)	101,081	114,173
Other (net of allowance of $525 and $512, respectively)	72,010	51,179
Income taxes receivable	—	13,734
Accrued unbilled revenues	70,690	84,862
Materials and supplies (at average cost)	110,037	92,461
Fuel stock (at average cost)	10,718	14,762
Prepayments	19,022	24,517
Current regulatory assets	248,693	80,049
Other	859	40,339
Total current assets	990,933	693,653
Investments	120,999	121,352
Property, Plant and Equipment:
Utility plant in service	6,876,028	6,828,467
Accumulated provision for depreciation	(2,509,399)	(2,465,279)
Utility plant in service - net	4,366,629	4,363,188
Construction work in progress	896,794	785,706
Utility plant held for future use	8,778	7,130
Other property, net of accumulated depreciation	16,824	16,946
Property, plant and equipment - net	5,289,025	5,172,970
Other Assets:
Company-owned life insurance	75,949	73,944
Regulatory assets	1,336,194	1,421,912
Other	65,792	59,427
Total other assets	1,477,935	1,555,283
Total	$7,878,892	$7,543,258

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2023	December 31, 2022
	(in thousands)
Liabilities and Equity

Current Liabilities:
Current maturities of long-term debt	$125,000	$—
Accounts payable	201,838	292,719
Taxes accrued	17,799	8,565
Interest accrued	21,540	24,060
Accrued compensation	42,340	59,265
Current regulatory liabilities	6,055	63,957
Advances from customers	87,479	72,222
Other	30,519	27,777
Total current liabilities	532,570	548,565
Other Liabilities:
Deferred income taxes	867,649	873,916
Regulatory liabilities	799,925	796,644
Pension and other postretirement benefits	244,043	238,037
Other	121,297	77,336
Total other liabilities	2,032,914	1,985,933
Long-Term Debt	2,483,051	2,194,145
Commitments and Contingencies
Equity:
IDACORP, Inc. shareholders’ equity:
Common stock, no par value (120,000 shares authorized; 50,608 and 50,562 shares issued, respectively)	882,104	882,189
Retained earnings	1,953,727	1,937,972
Accumulated other comprehensive loss	(12,776)	(12,922)
Total IDACORP, Inc. shareholders’ equity	2,823,055	2,807,239
Noncontrolling interests	7,302	7,376
Total equity	2,830,357	2,814,615
Total	$7,878,892	$7,543,258

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
	2023	2022
	(in thousands)
Operating Activities:
Net income	$56,024	$46,184
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	46,409	45,494
Deferred income taxes and investment tax credits	(7,854)	(2,517)
Changes in regulatory assets and liabilities	(56,396)	7,873
Pension and postretirement benefit plan expense	6,885	7,266
Contributions to pension and postretirement benefit plans	(1,308)	(997)
Earnings of equity-method investments	(2,454)	(2,308)
Distributions from equity-method investments	400	2,480
Allowance for equity funds used during construction	(9,908)	(9,123)
Other non-cash adjustments to net income, net	2,492	4,083
Change in:
Accounts receivable and unbilled revenues	(10,750)	11,748
Prepayments	4,363	3,278
Materials, supplies, and fuel stock	(13,531)	(4,762)
Accounts and wages payable	(112,468)	(44,989)
Taxes accrued/receivable	22,968	16,377
Other assets and liabilities	(15,271)	12,912
Net cash (used in) provided by operating activities	(90,399)	92,999
Investing Activities:
Additions to property, plant and equipment	(118,375)	(102,535)
Payments received from transmission project joint funding partners	3,123	1,299
Investments in affordable housing and other real estate tax credits projects	135	(2,628)
Distributions from equity-method investments, return of investment	—	2,920
Purchases of equity securities	(755)	(20,988)
Purchases of held-to-maturity securities	(301)	(29,692)
Proceeds from the sale of equity securities	2,164	51,288
Other	4,853	2,049
Net cash used in investing activities	(109,156)	(98,287)
Financing Activities:
Issuance of long-term debt	522,000	50,000
Discount on issuance of long-term debt	(3,772)	—
Retirement of long-term debt	(100,000)	—
Dividends on common stock	(40,502)	(38,371)
Tax withholdings on net settlements of share-based awards	(3,255)	(2,958)
Other	5,330	(76)
Net cash provided by financing activities	379,801	8,595
Net increase in cash and cash equivalents	180,246	3,307
Cash and cash equivalents at beginning of the period	177,577	215,243
Cash and cash equivalents at end of the period	$357,823	$218,550
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amount capitalized)	$27,276	$25,306
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$85,858	$52,137

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Three months ended March 31,
	2023	2022
	(in thousands)
Common Stock
Balance at beginning of period	$882,189	$874,896
Share-based compensation expense	3,137	3,102
Tax withholdings on net settlements of share-based awards	(3,255)	(2,958)
Other	33	27
Balance at end of period	882,104	875,067
Retained Earnings
Balance at beginning of period	1,937,972	1,833,580
Net income attributable to IDACORP, Inc.	56,098	46,260
Common stock dividends ($0.79, and $0.75 per share, respectively)	(40,343)	(38,196)
Balance at end of period	1,953,727	1,841,644
Accumulated Other Comprehensive Loss
Balance at beginning of period	(12,922)	(40,040)
Unfunded pension liability adjustment (net of tax)	146	837
Balance at end of period	(12,776)	(39,203)
Total IDACORP, Inc. shareholders’ equity at end of period	2,823,055	2,677,508
Noncontrolling Interests
Balance at beginning of period	7,376	6,798
Net loss attributable to noncontrolling interests	(74)	(76)
Balance at end of period	7,302	6,722
Total equity at end of period	$2,830,357	$2,684,230

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended March 31,
	2023	2022
	(in thousands)

Operating Revenues	$429,338	$343,921

Operating Expenses:
Operation:
Purchased power	171,093	85,424
Fuel expense	89,080	45,702
Power cost adjustment	(51,337)	(400)
Other operations and maintenance	92,041	92,086
Energy efficiency programs	5,215	6,589
Depreciation	45,391	44,457
Other operating expenses	9,028	8,901
Total operating expenses	360,511	282,759

Operating Income	68,827	61,162

Nonoperating (Income) Expense:
Allowance for equity funds used during construction	(9,908)	(9,123)
Earnings of unconsolidated equity-method investments	(2,472)	(2,480)
Interest on long-term debt	24,968	21,069
Other interest	4,674	3,811
Allowance for borrowed funds used during construction	(4,228)	(3,385)
Other income, net	(7,527)	(1,641)
Total nonoperating expense, net	5,507	8,251

Income Before Income Taxes	63,320	52,911

Income Tax Expense	7,610	6,697

Net Income	$55,710	$46,214

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended March 31,
	2023	2022
	(in thousands)

Net Income	$55,710	$46,214
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $51, and $290, respectively	146	837
Total Comprehensive Income	$55,856	$47,051

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2023	December 31, 2022
	(in thousands)
Assets

Current Assets:
Cash and cash equivalents	$329,938	$108,933
Receivables:
Customer (net of allowance of $5,062 and $5,034, respectively)	101,081	114,173
Other (net of allowance of $525 and $512, respectively)	71,751	50,754
Income taxes receivable	—	13,108
Accrued unbilled revenues	70,690	84,862
Materials and supplies (at average cost)	110,037	92,461
Fuel stock (at average cost)	10,718	14,762
Prepayments	18,881	24,396
Current regulatory assets	248,693	80,049
Other	859	40,339
Total current assets	962,648	623,837
Investments	80,045	78,791
Property, Plant and Equipment:
Plant in service	6,876,028	6,828,467
Accumulated provision for depreciation	(2,509,399)	(2,465,279)
Plant in service - net	4,366,629	4,363,188
Construction work in progress	896,794	785,706
Plant held for future use	8,778	7,130
Other property	4,558	4,558
Property, plant and equipment, net	5,276,759	5,160,582
Other Assets:
Company-owned life insurance	75,949	73,944
Regulatory assets	1,336,194	1,421,912
Other	58,010	52,038
Total other assets	1,470,153	1,547,894
Total	$7,789,605	$7,411,104

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2023	December 31, 2022
	(in thousands)
Liabilities and Equity

Current Liabilities:
Current maturities of long-term debt	$125,000	$—
Accounts payable	201,280	292,616
Accounts payable to affiliates	57,093	56,338
Taxes accrued	20,657	9,101
Interest accrued	21,540	24,060
Accrued compensation	42,131	58,959
Current regulatory liabilities	6,055	63,957
Advances from customers	87,479	72,222
Other	28,969	26,199
Total current liabilities	590,204	603,452
Other Liabilities:
Deferred income taxes	864,473	870,692
Regulatory liabilities	799,925	796,644
Pension and other postretirement benefits	244,043	238,037
Other	120,749	76,471
Total other liabilities	2,029,190	1,981,844
Long-Term Debt	2,483,051	2,194,145
Commitments and Contingencies
Equity:
Common stock, 2.50 par value (50,000 shares authorized; 39,151 shares outstanding)	97,877	97,877
Premium on capital stock	712,258	712,258
Capital stock expense	(2,097)	(2,097)
Retained earnings	1,891,898	1,836,547
Accumulated other comprehensive loss	(12,776)	(12,922)
Total equity	2,687,160	2,631,663
Total	$7,789,605	$7,411,104

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
	2023	2022
	(in thousands)
Operating Activities:
Net income	$55,710	$46,214
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	46,262	45,344
Deferred income taxes and investment tax credits	(9,395)	(3,791)
Changes in regulatory assets and liabilities	(56,396)	7,873
Pension and postretirement benefit plan expense	6,885	7,266
Contributions to pension and postretirement benefit plans	(1,308)	(997)
Earnings of equity-method investments	(2,472)	(2,480)
Distributions from equity-method investments	400	2,480
Allowance for equity funds used during construction	(9,908)	(9,123)
Other non-cash adjustments to net income, net	(644)	908
Change in:
Accounts receivable and unbilled revenues	(10,196)	11,855
Prepayments	4,383	3,300
Materials, supplies, and fuel stock	(13,531)	(4,762)
Accounts and wages payable	(112,502)	(44,982)
Taxes accrued/receivable	24,664	18,322
Other assets and liabilities	(15,124)	12,932
Net cash (used in) provided by operating activities	(93,172)	90,359
Investing Activities:
Additions to utility plant	(118,375)	(102,394)
Payments received from transmission project joint funding partners	3,123	1,299
Distributions from equity-method investments, return of investment	—	2,920
Purchases of equity securities	(755)	(20,413)
Purchases of held-to-maturity securities	(301)	(29,692)
Proceeds from the sale of equity securities	2,164	51,288
Other	5,280	2,049
Net cash used in investing activities	(108,864)	(94,943)
Financing Activities:
Issuance of long-term debt	522,000	50,000
Discount on issuance of long-term debt	(3,772)	—
Retirement of long-term debt	(100,000)	—
Dividends on common stock	(552)	(38,198)
Other	5,365	(74)
Net cash provided by financing activities	423,041	11,728
Net increase in cash and cash equivalents	221,005	7,144
Cash and cash equivalents at beginning of the period	108,933	60,075
Cash and cash equivalents at end of the period	$329,938	$67,219
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (net of amount capitalized)	$27,195	$25,301
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$85,858	$52,137

The accompanying notes are an integral part of these statements.

IDACORP, INC. AND IDAHO POWER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This Quarterly Report on Form 10-Q is a combined report of IDACORP, Inc. (IDACORP) and Idaho Power Company (Idaho Power). Therefore, these Notes to the Condensed Consolidated Financial Statements apply to both IDACORP and Idaho Power. However, Idaho Power makes no representation as to the information relating to IDACORP’s other operations.

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

Financial Statements

In the opinion of management of IDACORP and Idaho Power, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly each company's condensed consolidated balance sheets as of March 31, 2023, condensed consolidated statements of income for the three months ended March 31, 2023 and 2022, and condensed consolidated cash flows for the three months ended March 31, 2023 and 2022. These adjustments are of a normal and recurring nature. These financial statements do not contain the complete detail or note disclosures concerning accounting policies and other matters that would be included in full-year financial statements and should be read in conjunction with the audited consolidated financial statements included in IDACORP’s and Idaho Power’s Annual Report on Form 10-K for the year ended December 31, 2022 (2022 Annual Report). The statements of income for the interim period are not necessarily indicative of the results to be expected for the full year. A change in management's estimates or assumptions could have a material impact on IDACORP's or Idaho Power's respective balance sheets and statements of income during the period in which such change occurred.

Management Estimates

Management makes estimates and assumptions when preparing financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP). These estimates and assumptions include, among others, those related to rate regulation, retirement benefits, contingencies, asset impairment, income taxes, unbilled revenues, and bad debt. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates involve judgments with respect to, among other things, future economic factors that are difficult to predict and are beyond management's control. Accordingly, actual results could differ from those estimates.

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

Income Tax Expense

The following table provides a summary of income tax expense for the three months ended March 31, 2023 and 2022 (in thousands):

	IDACORP		Idaho Power
	2023	2022	2023	2022
Income tax at statutory rates (federal and state)	$16,266	$13,458	$16,299	$13,619
Additional accumulated deferred investment tax credits (ADITC) amortization	(3,750)	—	(3,750)	—
Excess deferred income tax reversal	(2,671)	(2,503)	(2,671)	(2,503)
Other(1)	(2,750)	(4,929)	(2,268)	(4,419)
Income tax expense	$7,095	$6,026	$7,610	$6,697
Effective tax rate	11.2%	11.5%	12.0%	12.7%
(1) "Other" is primarily comprised of the net tax effect of Idaho Power's regulatory flow-through tax adjustments.

The increase in income tax expense for the three months ended March 31, 2023, compared with the same period in 2022, was primarily due to higher pre-tax earnings, net of ADITC amortization from the regulatory mechanism described in Note 3 - "Regulatory Matters." On a net basis, Idaho Power’s estimate of its annual 2023 regulatory flow-through tax adjustments is lower than 2022.

3. REGULATORY MATTERS

Included below is a summary of Idaho Power's most recent general rate cases and base rate changes, as well as other recent or pending notable regulatory matters and proceedings.

Idaho and Oregon General Rate Cases

Idaho Power's current base rates result from the Idaho Public Utilities Commission (IPUC) and Public Utility Commission of Oregon (OPUC) orders described in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2022 Annual Report. On March 31, 2023, Idaho Power provided notice to the IPUC of its intent to file a general rate case in Idaho on or after June 1, 2023.

Idaho Settlement Stipulations

A May 2018 Idaho settlement stipulation related to tax reform (May 2018 Idaho Tax Reform Settlement Stipulation) is described in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2022 Annual Report and includes provisions for the accelerated amortization of ADITC to help achieve a minimum 9.4 percent Idaho-jurisdiction return on year-end equity (Idaho ROE). In addition, under the May 2018 Idaho Tax Reform Settlement Stipulation, the Idaho ROE at which Idaho Power would begin amortizing additional ADITC would revert back to 95 percent of the authorized return on equity in the next general rate case. The settlement stipulation also provides for the potential sharing between Idaho Power and Idaho customers of Idaho-jurisdictional earnings in excess of 10.0 percent of Idaho ROE, which would adjust to the authorized return on equity in the next general rate case.

Based on its estimate of full-year 2023 Idaho ROE, in the first quarter of 2023, Idaho Power recorded $3.75 million in additional ADITC amortization under the May 2018 Idaho Tax Reform Settlement Stipulation. Accordingly, at March 31, 2023, $41.25 million of additional ADITC remains available for future use. Idaho Power recorded no additional ADITC amortization or provision against revenues for sharing of earnings with customers during the first quarter of 2022, based on its then-current estimate of full-year 2022 Idaho ROE.

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

In April 2023, Idaho Power filed an application with the IPUC requesting a $200.2 million net increase in Idaho-jurisdiction power cost adjustment (PCA) revenues, effective for the 2023-2024 PCA collection period from June 1, 2023, to May 31, 2024. The net increase in PCA revenues reflects higher market energy and natural gas prices, combined with lower-than-expected hydropower generation and limited coal supply in the prior April 2022-March 2023 PCA period. The net increase also reflects an expectation of continued elevated market energy and natural gas prices in the April 2023-March 2024 forecast period under the PCA. As of the date of this report, the IPUC has not yet issued an order on the company's requested rate increase.

In March 2023, Idaho Power filed its annual power cost update (APCU) with the OPUC, requesting a $9.0 million increase in Oregon-jurisdiction rates effective June 1, 2023. As of the date of this report, the OPUC has not issued an order on the Company’s requested rate increase.

Idaho Fixed Cost Adjustment Mechanism

The Idaho jurisdiction fixed cost adjustment (FCA) mechanism, applicable to Idaho residential and small commercial customers, is designed to remove a portion of Idaho Power’s financial disincentive to invest in energy efficiency programs by separating (or decoupling) the recovery of fixed costs from the variable kilowatt-hour charge and linking it instead to a set amount per customer. Under Idaho Power's current rate design, Idaho Power recovers a portion of fixed costs through the variable kilowatt-hour charge, which may result in over-collection or under-collection of fixed costs. To return over-collection to customers or to collect under-collection from customers, the FCA mechanism allows Idaho Power to accrue, or defer, the difference between the authorized fixed-cost recovery amount per customer and the actual fixed costs per customer recovered by Idaho Power during the year. The IPUC has discretion to cap the annual increase in the FCA recovery at 3 percent of base revenue, with any excess deferred for collection in a subsequent year. In March 2023, Idaho Power filed its annual FCA update with the IPUC, requesting a decrease of $10.1 million in recovery from the FCA from $35.2 million to $25.1 million for the 2022 FCA deferral, with new rates effective for the period from June 1, 2023 to May 31, 2024. As of the date of this report, the IPUC has not yet issued an order on the company's requested rate decrease.

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

The Bridger Order allows for regulatory accounting entries and establishes balancing accounts (recorded as regulatory assets or liabilities on Idaho Power’s and IDACORP’s consolidated balance sheets) to track differences between amounts recovered in rates and actual incremental costs and benefits associated with Idaho Power’s cessation of coal-fired operations at the Jim Bridger plant. The incremental costs and benefits include the revenue requirement associated with the incremental Jim Bridger plant coal-related investments made from 2012 through the end of 2020, forecasted coal-related investments, and near-term decommissioning costs, offset by other operations and maintenance (O&M) cost savings. The Bridger Order deemed all coal-related investments at the Jim Bridger plant from 2012 through 2020 to be prudent for recovery. In the Bridger Order, the IPUC reduced Idaho Power's requested rate increase from 2.1 percent in its amended filing to 1.5 percent, a reduction from a requested $27.1 million to $18.8 million annually. The Bridger Order provides that any uncollected amount resulting from the reduction in the rate increase will be recorded in the balancing account for future recovery with no carrying charge. Idaho Power anticipates making future filings with the IPUC that may result in periodic adjustments to rates to true up variances between revenue collections and actual revenue requirement amounts. The Bridger Order allows Idaho Power to earn a return on and recover through 2030 the net book value of coal-related assets at the Jim Bridger plant as of December 31, 2020, as well as forecasted coal-related investments.

Wildfire Mitigation Cost Recovery

In June 2021, the IPUC authorized Idaho Power to defer for future amortization incremental O&M and depreciation expense for certain capital investments necessary to implement Idaho Power's Wildfire Mitigation Plan (WMP). The IPUC also authorized Idaho Power to record these deferred expenses as a regulatory asset until Idaho Power can request amortization of the deferred costs in a future IPUC proceeding, at which time the IPUC will have the opportunity to review actual costs and determine the amount of prudently incurred costs that Idaho Power can recover through retail rates. In its 2021 application with the IPUC, Idaho Power projected spending approximately $47 million in incremental wildfire mitigation-related O&M and roughly $35 million in wildfire mitigation system-hardening incremental capital expenditures over a five-year period. The IPUC authorized a deferral period of five years, or until rates go into effect from Idaho Power's next general rate case, whichever is first. As of March 31, 2023, Idaho Power's deferral of Idaho-jurisdiction costs related to the WMP was $34.8 million.

During the 2021 and 2022 wildfire seasons, Idaho Power identified needs for expanded mitigation measures by gaining additional insights and knowledge on wildfires and wildfire mitigation activities. In October 2022, Idaho Power filed an updated WMP with the IPUC along with an application requesting authorization to defer an estimated $16 million of newly identified incremental costs expected to be incurred between 2022 and 2025 associated with expanded wildfire mitigation efforts. In March 2023, the IPUC approved Idaho Power's updated WMP and request to defer the additional incremental costs.

4. REVENUES

The following table provides a summary of electric utility operating revenues for IDACORP and Idaho Power for the three months ended March 31, 2023 and 2022 (in thousands):

	Three months ended March 31,
	2023	2022
Revenue from contracts with customers	$385,666	$318,182
Alternative revenue programs and other revenues	43,672	25,739
Total electric utility operating revenues	$429,338	$343,921

Revenues from Contracts with Customers

The following table presents revenues from contracts with customers disaggregated by revenue source for the three months ended March 31, 2023 and 2022 (in thousands):

	Three months ended March 31,
	2023	2022
Retail revenues:
Residential (includes $8,909, and $10,093, respectively, related to the FCA)(1)	$188,536	$169,295
Commercial (includes $276, and $283, respectively, related to the FCA)(1)	87,830	78,566
Industrial	55,544	49,060
Irrigation	933	1,041
Deferred revenue related to HCC relicensing AFUDC(2)	(2,119)	(2,119)
Total retail revenues	330,724	295,843
Less: FCA mechanism revenues(1)	(9,185)	(10,376)
Wholesale energy sales	30,195	3,035
Transmission wheeling-related revenues	21,585	16,466
Energy efficiency program revenues	5,215	6,589
Other revenues from contracts with customers	7,132	6,625
Total revenues from contracts with customers	$385,666	$318,182
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

The table below presents the FCA mechanism revenues and other revenues for the three months ended March 31, 2023 and 2022 (in thousands):

	Three months ended March 31,
	2023	2022
FCA mechanism revenues	$9,185	10,376
Derivative revenues	34,487	15,363
Total alternative revenue programs and other revenues	$43,672	$25,739

Receivables and Allowance for Uncollectible Accounts

The following table provides a rollforward of the allowance for uncollectible accounts related to customer receivables for the three months ended March 31, 2023 and 2022 (in thousands):

	Three months ended March 31,
	2023	2022
Balance at beginning of period	$5,034	$4,499
Additions to the allowance	577	488
Write-offs, net of recoveries	(549)	(137)
Balance at end of period	$5,062	$4,850
Allowance for uncollectible accounts as a percentage of customer receivables	4.8%	5.6%

5. LONG-TERM DEBT

Long-Term Debt Issuances and Redemptions

On December 22, 2022, Idaho Power entered into a Bond Purchase Agreement (Bond Purchase Agreement) with certain institutional purchasers relating to the sale by Idaho Power of $170 million of first mortgage bonds, secured medium-term notes, Series N (Series N Notes), as described in Note 5 - "Long-Term Debt" to the consolidated financial statements included in the 2022 Annual Report. On March 8, 2023, Idaho Power issued $60 million in aggregate principal amount of 5.06% first mortgage bonds, secured medium-term notes, Series N, maturing on March 8, 2043; and $62 million in aggregate principal amount of 5.20% first mortgage bonds, secured medium-term notes, Series N, maturing on March 8, 2053.

Idaho Power also issues secured medium term notes from time to time under a shelf registration statement with the SEC, as described in Note 5 - "Long-Term Debt" to the consolidated financial statements included in the 2022 Annual Report. On March 14, 2023, under the shelf registration statement with the SEC, Idaho Power issued $400 million in aggregate principal amount of 5.50% first mortgage bonds, secured medium-term notes, Series M, maturing on March 15, 2053. On April 1, 2023, Idaho Power repaid $75 million in aggregate principal amount of maturing 2.50% first mortgage bonds due 2023, Series I, and as a result, the $75 million of 2.50% first mortgage bonds are classified as current maturities of long-term debt in the condensed consolidated balance sheets at March 31, 2023.

On March 4, 2022, Idaho Power entered into a floating rate term loan credit agreement (Term Loan Facility) for the issuance of up to an aggregate principal amount of $150 million due 2024, bearing interest at floating rates based on the Secured Overnight Financing Rate (SOFR), as described in Note 5 - "Long-Term Debt" to the consolidated financial statements included in the 2022 Annual Report. On March 31, 2023, Idaho Power repaid $100 million of the Term Loan Facility. As of March 31, 2023, $50 million in principal amount of the Term Loan Facility remained outstanding.

6. COMMON STOCK

IDACORP Common Stock

During the three months ended March 31, 2023, IDACORP granted 75,295 restricted stock unit awards to employees and issued 45,719 shares of common stock using original issuances of shares pursuant to the IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan, including 6,664 shares of common stock issued to members of the board of directors. As directed by IDACORP, plan administrators of the IDACORP, Inc. Dividend Reinvestment and Stock Purchase Plan and Idaho Power Company Employee Savings Plan used market purchases of IDACORP common stock to acquire shares of IDACORP common stock for the plans.

Restrictions on Dividends

Idaho Power’s ability to pay dividends on its common stock held by IDACORP and IDACORP’s ability to pay dividends on its common stock are limited to the extent payment of such dividends would violate the covenants in their respective Credit Facilities or Idaho Power’s Revised Code of Conduct. A covenant under IDACORP’s credit facility and Idaho Power’s credit facility requires IDACORP and Idaho Power to maintain leverage ratios of consolidated indebtedness to consolidated total capitalization, as defined therein, of no more than 65 percent at the end of each fiscal quarter. At March 31, 2023, the leverage ratios for IDACORP and Idaho Power were 48 percent and 49 percent, respectively. Based on these restrictions, IDACORP’s and Idaho Power’s dividends were limited to $1.4 billion and $1.3 billion, respectively, at March 31, 2023. There are additional facility covenants, subject to exceptions, that prohibit or restrict the sale or disposition of property without consent and any agreements restricting dividend payments to IDACORP and Idaho Power from any material subsidiary. At March 31, 2023, IDACORP and Idaho Power were in compliance with those covenants.

Idaho Power’s Revised Policy and Code of Conduct relating to transactions between and among Idaho Power, IDACORP, and other affiliates, which was approved by the IPUC in April 2008, provides that Idaho Power will not pay any dividends to IDACORP that will reduce Idaho Power’s common equity capital below 35 percent of its total adjusted capital without IPUC approval. At March 31, 2023, Idaho Power's common equity capital was 51 percent of its total adjusted capital. Further, Idaho Power must obtain approval from the OPUC before it can directly or indirectly loan funds or issue notes or give credit on its books to IDACORP.

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

7. EARNINGS PER SHARE

The table below presents the computation of IDACORP’s basic and diluted earnings per share for the three months ended March 31, 2023 and 2022 (in thousands, except for per share amounts).

	Three months ended March 31,
	2023	2022
Numerator:
Net income attributable to IDACORP, Inc.	$56,098	$46,260
Denominator:
Weighted-average common shares outstanding - basic	50,688	50,632
Effect of dilutive securities	35	28
Weighted-average common shares outstanding - diluted	50,723	50,660
Basic earnings per share	$1.11	$0.91
Diluted earnings per share	$1.11	$0.91

8. COMMITMENTS

Purchase Obligations

During the three months ended March 31, 2023, IDACORP's and Idaho Power's contractual obligations, outside the ordinary course of business, did not change materially from the amounts disclosed in the notes to the consolidated financial statements in the 2022 Annual Report, except as disclosed in this Note 8.

In April 2023, Idaho Power entered into an agreement to purchase the storage capacity of a 150 megawatt (MW) battery storage facility, subject to regulatory approval, which increased Idaho Power's contractual obligations by approximately $430.9 million over the 20-year term of the contract. The facility is scheduled to be online in June 2025.

Acquisition of Additional Interest in Boardman-To-Hemingway Transmission Project

In March 2023, Idaho Power executed a purchase, sale, and security agreement with the Bonneville Power Administration (BPA) to transfer BPA's 24 percent interest in the Boardman-to-Hemingway transmission line project to Idaho Power, bringing Idaho Power's interest in the project to 45 percent. Pursuant to the agreement, Idaho Power has a commitment to provide long-term transmission service to BPA. The agreement also required BPA to make a $10 million security payment to Idaho Power. On Idaho Power's condensed consolidated balance sheet as of March 31, 2023, the agreement increased construction work in progress by $31.4 million for the acquired permitting interest, cash and cash equivalents by $10.0 million for the additional security payment, and other non-current liabilities by $41.4 million for Idaho Power's obligation to pay for the permitting interest and to return the security deposit to BPA. Payments to BPA for the permitting interest are expected to be made over a 15-year period beginning 10 years after energization of the transmission line project, while the security deposit is due to be returned to BPA upon energization.

Guarantees

Idaho Power guarantees its portion of reclamation activities and obligations at BCC, of which IERCo owns a one-third interest. This guarantee, which is renewed annually with the Wyoming Department of Environmental Quality, was $47.3 million at March 31, 2023, representing IERCo's one-third share of BCC's total reclamation obligation of $141.9 million. BCC has a reclamation trust fund set aside specifically for the purpose of paying these reclamation costs. At March 31, 2023, the value of BCC's reclamation trust fund was $212.4 million. During the three months ended March 31, 2023, the reclamation trust fund made no distributions for reclamation activity costs associated with the BCC surface mine. BCC periodically assesses the adequacy of the reclamation trust fund and its estimate of future reclamation costs. To ensure that the reclamation trust fund maintains adequate reserves, BCC has the ability to, and does, add a per-ton surcharge to coal sales, all of which are made to the Jim Bridger plant. Because of the existence of the fund and the ability to apply a per-ton surcharge, the estimated fair value of this guarantee is minimal.

IDACORP and Idaho Power enter into financial agreements and power purchase and sale agreements that include indemnification provisions relating to various forms of claims or liabilities that may arise from the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnification provisions cannot be reasonably estimated. IDACORP and Idaho Power periodically evaluate the likelihood of incurring costs under such indemnities based on their historical experience and the evaluation of the specific indemnities. As of March 31, 2023, management believe the likelihood is remote that IDACORP or Idaho Power would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnification obligations. Neither IDACORP nor Idaho Power has recorded any liability on their respective condensed consolidated balance sheets with respect to these indemnification obligations.

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

10. BENEFIT PLANS

Idaho Power has a noncontributory defined benefit pension plan (pension plan) and two nonqualified defined benefit plans for certain senior management employees called the Security Plan for Senior Management Employees I and Security Plan for Senior Management Employees II (together, SMSP). Idaho Power also has a nonqualified defined benefit pension plan for directors that was frozen in 2002. Remaining vested benefits from that plan are included with the SMSP in the disclosures below. The benefits under the pension plan are based on years of service and the employee’s final average earnings. Idaho Power also maintains a defined benefit postretirement benefit plan (consisting of health care and death benefits) that covers all employees who were enrolled in the active-employee group plan at the time of retirement as well as their spouses and qualifying dependents. The table below shows the components of net periodic benefit costs for the pension, SMSP, and postretirement benefits plans for the three months ended March 31, 2023 and 2022 (in thousands).

	Pension Plan		SMSP		Postretirement Benefits		Total
	2023	2022	2023	2022	2023	2022	2023	2022
Service cost	$8,078	$13,164	$153	$296	$178	$270	$8,409	$13,730
Interest cost	12,654	10,084	1,331	974	773	526	14,758	11,584
Expected return on plan assets	(15,434)	(18,037)	—	—	(419)	(591)	(15,853)	(18,628)
Amortization of prior service cost	2	2	55	70	416	(1)	473	71
Amortization of net loss	—	3,548	142	1,057	(272)	(11)	(130)	4,594
Net periodic benefit cost	5,300	8,761	1,681	2,397	676	193	7,657	11,351
Regulatory deferral of net periodic benefit cost(1)	(5,060)	(8,373)	—	—	—	—	(5,060)	(8,373)
Previously deferred pension costs recognized(1)	4,288	4,288	—	—	—	—	4,288	4,288
Net periodic benefit cost recognized for financial reporting(1)(2)	$4,528	$4,676	$1,681	$2,397	$676	$193	$6,885	$7,266
 (1) Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, the Idaho portion of net periodic benefit cost is recorded as a regulatory asset and is recognized in the income statement as those costs are recovered through rates.
 (2) Of total net periodic benefit cost recognized for financial reporting, $5.3 million and $4.9 million, respectively, were recognized in "Other operations and maintenance" and $1.6 million and $2.4 million, respectively, were recognized in "Other income, net" on the condensed consolidated statements of income of the companies for the three months ended March 31, 2023 and 2022.

Idaho Power has no minimum contribution requirement to its defined benefit pension plan in 2023, and during the three months ended March 31, 2023, Idaho Power made no contributions. In April 2023, Idaho Power made a $10 million contribution. Idaho Power is considering contributing up to an additional $30 million to its defined benefit pension plan during 2023 in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions, as well as to mitigate the cost of being in an underfunded position. The primary impact of pension contributions is on the timing of cash flows, as the timing of cost recovery lags behind contributions.

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

The table below presents the gains and losses on derivatives not designated as hedging instruments for the three months ended March 31, 2023 and 2022 (in thousands of dollars):

		Gain/(Loss) on Derivatives Recognized in Income(1)
	Location of Realized Gain/(Loss) on Derivatives Recognized in Income	Three months ended March 31,
		2023	2022
Financial swaps	Operating revenues	$(1,079)	$582
Financial swaps	Purchased power	1,626	116
Financial swaps	Fuel expense	23,537	1,460
Forward contracts	Operating revenues	636	179
Forward contracts	Purchased power	(600)	(179)
Forward contracts	Fuel expense	(420)	(54)

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

Credit Risk

At March 31, 2023, Idaho Power did not have material credit risk exposure from financial instruments, including derivatives. Idaho Power monitors credit risk exposure through reviews of counterparty credit quality, corporate-wide counterparty credit exposure, and corporate-wide counterparty concentration levels. Idaho Power manages these risks by establishing credit and concentration limits on transactions with counterparties and requiring contractual guarantees, cash deposits, or letters of credit from counterparties or their affiliates, as deemed necessary. Idaho Power’s physical power contracts are commonly under WSPP, Inc. agreements, physical gas contracts are usually under North American Energy Standards Board contracts, and financial transactions are usually under International Swaps and Derivatives Association, Inc. contracts. These contracts typically contain adequate assurance clauses requiring collateralization if a counterparty has debt that is downgraded below investment grade by at least one rating agency.

Credit-Contingent Features

Certain of Idaho Power's derivative instruments contain provisions that require Idaho Power's unsecured debt to maintain an investment grade credit rating from Moody's and Standard & Poor's Ratings Services. If Idaho Power's unsecured debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position at March 31, 2023, was $40.2 million. Idaho Power posted $62.9 million of cash collateral related to its derivative instruments. If the credit-risk-related contingent features underlying these agreements were triggered on

March 31, 2023, Idaho Power would have been required to pay or post collateral to its counterparties up to an additional $22.9 million to cover open liability positions as well as completed transactions that have not yet been paid.

Derivative Instrument Summary

The table below presents the fair values and locations of derivative instruments not designated as hedging instruments recorded on the balance sheets and reconciles the gross amounts of derivatives recognized as assets and as liabilities to the net amounts presented in the balance sheets at March 31, 2023, and December 31, 2022 (in thousands of dollars):

		Asset Derivatives				Liability Derivatives
	Balance Sheet Location	Gross Fair Value	Amounts Offset		Net Assets	Gross Fair Value	Amounts Offset		Net Liabilities

March 31, 2023
Current:
Financial swaps	Other current assets	$1,611	$(752)		$859	$752	$(752)		$—
Financial swaps	Other current liabilities	12,571	(12,571)		—	34,658	(30,936)	(1)	3,722
Forward contracts	Other current liabilities	—	—		—	1,890	—		1,890
Long-term:
Financial swaps	Other assets	2,224	(1,038)	(2)	1,186	1,022	(1,022)		—
Forward contracts	Other liabilities	—	—		—	1,808	—		1,808
Total		$16,406	$(14,361)		$2,045	$40,130	$(32,710)		$7,420

December 31, 2022
Current:
Financial swaps	Other current assets	$72,548	$(32,609)	(3)	$39,939	$13,982	$(13,982)		$—
Financial swaps	Other current liabilities	132	(132)		—	1,577	(132)		1,445
Forward contracts	Other current assets	400	—		400	—	—		—
Forward contracts	Other current liabilities	—	—		—	2,071	—		2,071
Long-term:
Financial swaps	Other assets	622	(43)		579	43	(43)		—
Financial swaps	Other liabilities	644	(644)		—	2,136	(644)		1,492
Forward contracts	Other liabilities	—	—		—	1,780	—		1,780
Total		$74,346	$(33,428)		$40,918	$21,589	$(14,801)		$6,788

(1) Current liability derivative amounts offset include $18.4 million of collateral receivable at March 31, 2023.
(2) Long-term asset derivative amounts offset include $16 thousand of collateral payable at March 31, 2023.
(3) Current asset derivative amounts offset include $18.6 million of collateral payable at December 31, 2022.

The table below presents the volumes of derivative commodity forward contracts and swaps outstanding at March 31, 2023 and 2022 (in thousands of units):

		March 31,
Commodity	Units	2023	2022
Electricity purchases	MWh	1,066	538
Electricity sales	MWh	40	128
Natural gas purchases	MMBtu	31,775	16,635
Natural gas sales	MMBtu	310	—

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

IDACORP and Idaho Power Level 2 inputs for derivative instruments are based on quoted market prices adjusted for location using corroborated, observable market data or using quoted price which may be in non-active markets.

•      Level 3: Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.

IDACORP’s and Idaho Power’s assessment of a particular input's significance to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy. There were no transfers between levels or material changes in valuation techniques or inputs during the three months ended March 31, 2023.

Certain instruments have been valued using net asset value (NAV) as a practical expedient. The NAV is generally not published and publicly available, nor are these instruments traded on an exchange. Instruments valued using NAV as a practical expedient are included in the fair value disclosures below; however, in accordance with GAAP are not classified within the fair value hierarchy levels.

The following table presents information about IDACORP’s and Idaho Power’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2023, and December 31, 2022 (in thousands of dollars).

	March 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and commercial paper
IDACORP(1)	$6,234	$—	$—	$6,234	$16,505	$—	$—	$16,505
Idaho Power	287,963	—	—	287,963	34,468	—	—	34,468
Derivatives	2,045	—	—	2,045	40,518	400	—	40,918
Equity securities	33,083	—	—	33,083	34,129	—	—	34,129
IDACORP assets measured at NAV (not subject to hierarchy disclosure)(1)	—	—	—	2,797	—	—	—	2,796
Liabilities:
Derivatives	3,722	3,698	—	7,420	2,937	3,851	—	6,788

 (1) Holding company only. Does not include amounts held by Idaho Power.

Idaho Power’s derivatives are contracts entered into as part of its management of loads and resources. Electricity swap derivatives are valued on the Intercontinental Exchange (ICE) with quoted prices in an active market. Electricity forward contract derivatives are valued using a blend of two electricity exchanges, adjusted for location basis, as specified in the forward contract. Natural gas and diesel derivatives are valued using New York Mercantile Exchange (NYMEX) and ICE pricing, adjusted for location basis, which are also quoted under NYMEX and ICE pricing. Equity securities at Idaho Power consist of employee-directed investments related to an executive deferred compensation plan and actively traded money market and exchange traded funds related to the SMSP. The investments are measured using quoted prices in active markets and are held in a rabbi trust.

The table below presents the carrying value and estimated fair value of financial instruments that are not reported at fair value, as of March 31, 2023, and December 31, 2022, using available market information and appropriate valuation methodologies (in thousands of dollars).

	March 31, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
IDACORP
Assets:
Notes receivable(1)	$3,871	$3,871	$3,871	$3,871
Held-to-maturity securities(1)(2)	30,702	26,511	30,475	25,452
Liabilities:
Long-term debt (including current portion)(1)	2,608,051	2,442,488	2,194,145	1,953,470
Idaho Power
Assets:
Held-to-maturity securities(1)(2)	$30,702	$26,511	$30,475	$25,452
Liabilities:
Long-term debt (including current portion)(1)	2,608,051	2,442,488	2,191,145	1,953,470

(1) Notes receivable are categorized as Level 3 and held-to-maturity securities and long-term debt are categorized as Level 2 of the fair value hierarchy, as defined earlier in this Note 12 - "Fair Value Measurements."
(2) All held-to-maturity securities are carried at amortized cost and were in a gross unrealized holding loss position totaling $4.2 million and $5.0 million as of March 31, 2023, and December 31, 2022, respectively. Substantially all of these debt securities mature between 2027 and 2037. Based on ongoing credit evaluations of these holdings, Idaho Power does not expect payment defaults or delinquencies and had not recorded an allowance for credit losses for these securities as of March 31, 2023 and 2022.

Notes receivable are related to Ida-West and are valued based on unobservable inputs, including forecasted cash flows, which are partially based on expected hydropower conditions. Held-to-maturity securities are held in a rabbi trust and are generally valued using quoted prices which may be in non-active markets. Long-term debt is not traded on an exchange and is valued using quoted rates for similar debt in active markets. Carrying values for cash and cash equivalents, deposits, customer and other receivables, notes payable, accounts payable, interest accrued, and taxes accrued approximate fair value.

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

	Utility Operations	All Other	Eliminations	Consolidated Total
Three months ended March 31, 2023:
Revenues	$429,338	$321	$—	$429,659
Net income attributable to IDACORP, Inc.	55,710	388	—	56,098
Total assets as of March 31, 2023	7,789,605	203,447	(114,160)	7,878,892
Three months ended March 31, 2022:
Revenues	$343,921	$367	$—	$344,288
Net income attributable to IDACORP, Inc.	46,214	46	—	46,260

14. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

The table below presents changes in components of accumulated other comprehensive income (AOCI), net of tax, during the three months ended March 31, 2023 and 2022 (in thousands). Items in parentheses indicate charges to AOCI.

	Defined Benefit Pension Items
	Three months ended March 31,
	2023	2022
Balance at beginning of period	$(12,922)	$(40,040)
Amounts reclassified out of AOCI	146	837
Balance at end of period	$(12,776)	$(39,203)

The table below presents amounts reclassified out of components of AOCI and the income statement location of those amounts reclassified during the three months ended March 31, 2023 and 2022 (in thousands). Items in parentheses indicate increases to net income.

	Amount Reclassified from AOCI
Details About AOCI	Three months ended March 31,
	2023	2022
Amortization of defined benefit pension items(1)
Prior service cost	$55	$70
Net loss	142	1,057
Total before tax	197	1,127
Tax benefit(2)	(51)	(290)
Total reclassification for the period, net of tax	$146	$837

(1) Amortization of these items is included in IDACORP's condensed consolidated income statements in other operating expenses and in Idaho Power's condensed consolidated statements of income in other expense, net.
(2) The tax benefit is included in income tax expense in the condensed consolidated statements of income of both IDACORP and Idaho Power.

15. CHANGES IN IDAHO POWER RETAINED EARNINGS

The table below presents changes in Idaho Power retained earnings during the three months ended March 31, 2023 and 2022 (in thousands).

	Three months ended March 31,
	2023	2022
Balance at beginning of period	$1,836,547	$1,696,304
Net income	55,710	46,214
Dividends to parent	(359)	(38,198)
Balance at end of period	$1,891,898	$1,704,320

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of IDACORP, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of IDACORP, Inc. and subsidiaries (the “Company”) as of March 31, 2023, the related condensed consolidated statements of income, comprehensive income, equity and cash flows for the three-month periods ended March 31, 2023 and 2022, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2022, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated February 16, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2022, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 4, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Idaho Power Company

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Idaho Power Company and subsidiary (the “Company”) as of March 31, 2023, the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2023 and 2022, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2022, and the related consolidated statements of income, comprehensive income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated February 16, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2022, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 4, 2023

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in this report, the general financial condition and results of operations for IDACORP, Inc. and its subsidiaries (collectively, IDACORP) and Idaho Power Company and its subsidiary (collectively, Idaho Power) are discussed. While reading the MD&A, please refer to the accompanying condensed consolidated financial statements of IDACORP and Idaho Power. Also refer to "Cautionary Note Regarding Forward-Looking Statements" in this report for important information regarding forward-looking statements made in this MD&A and elsewhere in this report. This discussion updates the MD&A included in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2022 (2022 Annual Report), and should also be read in conjunction with the information in that report. The results of operations for an interim period generally will not be indicative of results for the full year, particularly in light of the seasonality of Idaho Power's sales volumes, as discussed below.

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

EXECUTIVE OVERVIEW

Management's Outlook and Company Objectives

In the 2022 Annual Report, IDACORP's and Idaho Power's management included a summary of their business objectives for the companies for 2023 and beyond, under the heading "Executive Overview" in the MD&A. As of the date of this report, management's outlook and strategy remain consistent with that discussion, as updated by some of the discussion in this MD&A. Developments that have occurred since that report include the following:

•Idaho Power continues to focus on timely recovery of costs and earning a reasonable return on investment. On March 31, 2023, Idaho Power provided notice to the IPUC of its intent to file a general rate case in Idaho on or after June 1, 2023.
•In March 2023, Idaho Power executed an agreement with the Bonneville Power Administration (BPA) to transfer BPA's 24 percent interest in the Boardman-to-Hemingway transmission line project to Idaho Power, bringing Idaho Power's interest in the project to 45 percent. Further, in March 2023 the Oregon Supreme Court affirmed the Energy Facility Siting Council's order granting a site certificate for the Boardman-to-Hemingway transmission line project.
•In April 2023, the IPUC approved Idaho Power's application for a revised special contract for electric service between Idaho Power and an existing industrial customer, Micron Technology, Inc. (Micron), modeled after Idaho Power's proposed Clean Energy Your Way program, which included the payment structure for Micron's renewable capacity credit.
•In April 2023, the IPUC approved Idaho Power's 20-year power purchase agreement with Pleasant Valley Solar, LLC to purchase the output from a planned 200 megawatt (MW) solar facility, with a scheduled in-service date of March 2025. Idaho Power plans to sell that output exclusively to a large industrial customer under an agreement modeled after Idaho Power's proposed Clean Energy Your Way program.
•Also in April 2023, Idaho Power entered into a 20-year agreement to purchase the storage capacity from a 150-MW battery storage facility scheduled to be online in June 2025. Idaho Power intends for this capacity to supplement over 200 MW of company-owned storage that it expects to be online in 2023 and 2024, and an additional 77 MW of company-owned storage it anticipates adding in 2025, pending regulatory approval.
•Idaho Power issued a formal request for proposals (RFP) in April 2023, soliciting bids for new energy and capacity resources as well as energy that can be delivered via transmission, beginning in 2026. The company’s long-range planning process has identified a potential need in 2026 and 2027 for a combination of energy and capacity resources that provide approximately 350 MW of peak capacity and up to 1,100 MW of variable energy resources. The RFP provides that a portion of these resources may be transmitted via the Boardman-to-Hemingway transmission line project, which Idaho Power plans to have in-service in 2026.

Summary of Financial Results

The following is a summary of Idaho Power's net income, net income attributable to IDACORP, and IDACORP's earnings per diluted share for the three months ended March 31, 2023 and 2022 (in thousands, except earnings per share amounts):

	Three months ended March 31,
	2023	2022
Idaho Power net income	$55,710	$46,214
Net income attributable to IDACORP, Inc.	$56,098	$46,260
Weighted average outstanding shares – diluted	50,723	50,660
IDACORP, Inc. earnings per diluted share	$1.11	$0.91

The table below provides a reconciliation of net income attributable to IDACORP for the three months ended March 31, 2023, from the same period in 2022 (items are in millions and are before related income tax impact unless otherwise noted).

	Three months ended
Net income attributable to IDACORP, Inc. - March 31, 2022		$46.3
Increase (decrease) in Idaho Power net income:
Customer growth, net of associated power supply costs and power cost adjustment mechanisms	2.7
Usage per retail customer, net of associated power supply costs and power cost adjustment mechanisms	0.4
Idaho fixed cost adjustment (FCA) revenues	(1.2)
Retail revenues per megawatt-hour (MWh), net of associated power supply costs and power cost adjustment mechanisms	8.5
Transmission wheeling-related revenues	5.1
Other operations and maintenance (O&M) expenses	—
Other changes in operating revenues and expenses, net	(7.8)
Increase in Idaho Power operating income	7.7
Non-operating expense, net	2.7
Additional accumulated deferred investment tax credits (ADITC) amortization	3.8
Income tax expense, excluding additional ADITC amortization	(4.7)
Total increase in Idaho Power net income		9.5
Other IDACORP changes (net of tax)		0.3
Net income attributable to IDACORP, Inc. - March 31, 2023		$56.1

IDACORP's net income increased $9.8 million for the first quarter of 2023 compared with the first quarter of 2022, due primarily to higher net income at Idaho Power. At Idaho Power, customer growth increased operating income by $2.7 million in the first quarter of 2023 compared with the first quarter of 2022, as the number of Idaho Power customers grew by approximately 13,500, or 2.2 percent, during the twelve months ended March 31, 2023. Usage per customer was relatively consistent in the first quarter of 2023 compared with the first quarter of 2022, as both periods experienced comparable below-normal temperatures.

The net increase in retail revenues per MWh, net of associated power supply costs and power cost adjustment mechanisms, increased operating income by $8.5 million in the first quarter of 2023 compared with the first quarter of 2022. This was due partially to changes in Idaho Power's customer sales mix, which includes separate rate tariffs based on customer class. To a greater extent, the net increase in retail revenues per MWh was due to the June 1, 2022 rate increase for Idaho Power’s Idaho retail customers related to an order from the IPUC that authorized Idaho Power to accelerate the depreciation on and recover through 2030 the net book value of coal-related assets at Idaho Power's jointly-owned Jim Bridger plant as of December 31, 2020, plus forecasted plant investments. For more information on the IPUC regulatory order related to the Jim Bridger Plant, see Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2022 Annual Report.

Transmission wheeling-related revenues increased $5.1 million during the first quarter of 2023 compared with the first quarter of 2022, resulting from Idaho Power's Open Access Transmission Tariff (OATT) rates being 1 percent higher during the quarter and due to elevated energy prices in the western United States in the first quarter of 2023 compared with the first quarter of 2022.

Total other O&M expenses in the first quarter of 2023 were consistent with the first quarter of 2022, as an increase in expenses due to inflationary pressures on labor-related and other costs were offset by lower expenses from planned maintenance projects compared with the same period in 2022, the timing of regulatory deferrals, and payment credits received related to a jointly-funded project.

Other changes in operating revenues and expenses, net, decreased operating income by $7.8 million in the first quarter of 2023 compared with the first quarter of 2022, due primarily to the increase in net power supply expenses that were not deferred for future recovery in rates through Idaho Power's power cost adjustment mechanisms. Higher wholesale natural gas and power market prices in the western United States increased Idaho Power's net power supply expenses in the first quarter of 2023 compared with the first quarter of 2022.

Non-operating expense, net, decreased $2.7 million in the first quarter of 2023 compared with the first quarter of 2022. Allowance for equity funds used during construction increased as the average construction work in progress balance was higher throughout the first quarter of 2023 compared with the first quarter of 2022. Also, interest income and benefit plan rabbi trust income increased due to higher market interest rates. These increases were partially offset by higher interest expense on long-term debt in the first quarter of 2023 compared with the first quarter of 2022.

The increase in income tax expense was principally the result of higher income before income taxes, partially offset by additional ADITC amortization. Based on Idaho Power's current expectations of full-year 2023 results, Idaho Power recorded $3.8 million of additional ADITC amortization under its Idaho regulatory settlement stipulation during the first quarter of 2023. Idaho Power currently expects to amortize up to $15 million of additional ADITC for the full-year 2023, but did not record any additional ADITC amortization in 2022.

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

•Economic Conditions and Loads: Economic conditions impact consumer demand for energy, revenues, collectability of accounts, the volume of wholesale energy sales, and the need to construct and improve infrastructure, purchase power, and implement programs to meet customer load demands. In recent years, Idaho Power has seen significant growth in the number of customers in its service area. Over the twelve months ended March 31, 2023, Idaho Power's customer count grew by 2.2 percent. While current inflationary and volatile economic conditions could slow the rate of customer growth in the near-term, Idaho Power expects its number of customers and, to a greater extent its load due to anticipated commercial and industrial customer growth, to increase in the foreseeable future.

Idaho Power is preparing its 2023 Integrated Resource Plan (IRP), its 20-year forecast of power demand and supply options. The 2023 preliminary IRP assumptions include significant large commercial and industrial additions in the 5-year forecasted annual growth rate, including potential load from new facilities recently announced by Meta Platforms, Inc. and Micron. Included in the below table are Idaho Power's preliminary load forecast assumptions the company anticipates using in the 2023 IRP as of the date of this report, and for comparison purposes, the analogous average annual growth rates Idaho Power used in the prior two IRPs.

	5-Year Forecasted Annual Growth Rate		20-Year Forecasted Annual Growth Rate
	Retail Sales (Billed MWh)	Annual Peak (Peak Demand)	Retail Sales (Billed MWh)	Annual Peak (Peak Demand)
2023 IRP (preliminary)	5.5%	3.7%	2.2%	1.8%
2021 IRP	2.6%	2.1%	1.4%	1.4%
2019 IRP	1.3%	1.4%	1.0%	1.2%

Idaho Power believes that existing and sustained growth in customers, load, and peak demand for electricity, along with changes in the regional transmission markets that have constrained the availability of transmission outside Idaho Power’s service area to import energy during peak load periods, require Idaho Power to increase its investment in capacity resources, transmission, and distribution infrastructure. This includes the Boardman-to-Hemingway and Gateway West transmission projects, along with other capacity and energy resources contemplated by the procurement of resources described in the "Rate Base Growth and Infrastructure Investment" section below in this MD&A.

In order to meet growth in its service area, Idaho Power relies on numerous vendors to provide goods and services. Economic conditions in recent years have resulted in supply chain constraints and inflationary cost increases. Those inflationary pressures have impacted not only external costs, but also Idaho Power's internal labor costs. Idaho Power has taken measures to help ensure the availability of supply chain-constrained items that are needed to serve new and existing customers, such as ordering distribution transformers and other electrical apparatus in advance and from new suppliers. Idaho Power has also taken measures to help mitigate cost increases through supplier diversity and contract negotiation, as it works to meet the demands of continued customer and load growth amid an uncertain national and global economic environment.

•Rate Base Growth and Infrastructure Investment: The rates established by the IPUC, OPUC, and FERC are determined with the intent to provide an opportunity for Idaho Power to recover authorized operating expenses and depreciation and earn a reasonable return on “rate base.” Rate base is generally determined by reference to the original cost (net of accumulated depreciation) of utility plant in service and certain other assets, subject to various adjustments for deferred income taxes and other items. Over time, rate base is increased by additions to utility plant in service and reduced by depreciation of utility plant and write-offs as authorized by the IPUC and OPUC. Idaho Power is pursuing significant enhancements to its utility infrastructure in an effort to maintain system reliability, ensure an adequate supply of electricity, and provide service to new customers, including major ongoing transmission projects such as the Boardman-to-Hemingway and Gateway West projects. Idaho Power's existing hydropower and thermal generation facilities also require continuing upgrades and equipment replacement, and the company is undertaking a significant relicensing effort for the Hells Canyon Complex (HCC), its largest hydropower generation resource. Idaho Power intends to pursue timely inclusion of any significant completed capital projects into rate base as part of a future general rate case or other appropriate regulatory proceeding.

As noted previously, Idaho Power believes that existing and sustained growth in customers, load, and peak demand for electricity, along with transmission constraints, has created the need for Idaho Power to acquire significant generation and storage resources to meet energy and capacity needs over the next several years. Idaho Power expects to spend more than $600 million from 2023 through 2027 on resource additions to address projected energy and capacity deficits. For more information about forecasted capital expenditures and expected rate base growth, see the "Liquidity and Capital Resources" section of this MD&A.

•Regulation of Rates and Cost Recovery; General Rate Case Filing: The prices that Idaho Power is authorized to charge for its electric and transmission service is a critical factor in determining IDACORP's and Idaho Power's results of operations and financial condition. Those rates are established by state regulatory commissions and the FERC and are intended to allow Idaho Power an opportunity to recover its expenses and earn a reasonable return on investment. Idaho Power focuses on timely recovery of its costs through filings with its regulators, working to put in place innovative regulatory mechanisms, and prudent management of expenses and investments. Idaho Power has a regulatory settlement stipulation in Idaho that includes provisions for the accelerated amortization of ADITC to help achieve a minimum 9.4 percent Idaho-jurisdiction return on year-end equity (Idaho ROE). The settlement stipulation also provides for the potential sharing between Idaho Power and its Idaho customers of Idaho-jurisdictional earnings in excess of 10.0 percent of Idaho ROE, which would adjust to the authorized return on equity determined in the next general rate case. The settlement stipulation has no expiration date but the minimum Idaho ROE would revert back to 95 percent of the authorized return on equity determined in the next Idaho general rate case. The specific terms of the settlement stipulation are described in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2022 Annual Report.

With Idaho Power’s current and anticipated significant infrastructure investments, including those that are intended to help meet projected near-term capacity deficits, Idaho Power plans to file a general rate case in Idaho, as early as June 2023, with a general rate case filing in Oregon likely to follow in 2024. To this end, on March 31, 2023, Idaho Power provided notice to the IPUC of its intent to file a general rate case in Idaho on or after June 1, 2023. However, several factors impact Idaho Power’s timing and need to file general rate cases. As it looks to a potential 2023 general rate case, Idaho Power is assessing the expected increase in depreciation expense from rate-base eligible assets as they are placed into service (including its battery storage projects that it expects to be in-service in 2023), the significant amounts of capital expenditures Idaho Power has made since its last general rate case filed in 2011, the expected financing costs for capital expenditures in a higher interest-rate environment, and, to a lesser extent, the inflationary pressures on other O&M expenses described above. Idaho Power expects the processing of a general rate case in Idaho would span at least seven months before new rates would be in effect. In Oregon, Idaho Power expects that processing of a general rate case would take approximately ten months.

•Weather Conditions: Weather and agricultural growing conditions have a significant impact on Idaho Power's energy sales. Relatively low and high temperatures result in greater energy use for heating and cooling, respectively. During the agricultural growing season, which in large part occurs during the second and third quarters of each year, irrigation customers use electricity to operate irrigation pumps, and weather conditions, such as a prolonged winter, can impact the timing and extent of use of those pumps. Idaho Power also has tiered rates and seasonal rates, which contribute to increased revenues during higher-load periods, most notably during the third quarter of each year when overall customer demand is highest. Much of the adverse or favorable impact of weather on sales of energy to residential and small commercial customers is mitigated through the Idaho FCA mechanism, which is described in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report.

Further, as Idaho Power's hydropower facilities comprise over one-half of Idaho Power's nameplate generation capacity, precipitation levels impact the mix of Idaho Power's generation resources. When hydropower generation decreases, Idaho Power must rely on more expensive generation sources and purchased power. When favorable hydropower generating conditions exist for Idaho Power, they also may exist for other Pacific Northwest hydropower facility operators, lowering regional wholesale market prices and impacting the revenue Idaho Power receives from wholesale energy sales. Much of the adverse or favorable impact of this volatility is addressed through the Idaho and Oregon power cost adjustment mechanisms, which lessen the potential earnings benefit or detriment of volatile hydrological conditions and their impact on overall power supply costs. For 2023, Idaho Power expects generation from its hydropower resources to be in the range of 6.0 to 7.5 million MWh, compared with 5.3 million MWh of hydropower generation in 2022 and a 30-year average annual total of 7.7 million MWh.

•Mitigation of Impact of Fuel and Purchased Power Expense: In addition to hydropower generation, Idaho Power relies significantly on natural gas and coal to fuel its generation facilities and on power purchases in the wholesale markets. Fuel costs are impacted by electricity sales volumes, the terms and conditions of contracts for fuel, Idaho Power's generation capacity, the availability of hydropower generation resources, transmission capacity, energy market prices, and Idaho Power's hedging of fuel and power costs. Purchased power costs are impacted by the terms and conditions of contracts for purchased power, the rate of expansion of alternative energy generation sources such as wind or solar energy, generation resource maintenance outages, and wholesale energy market prices. The Idaho and Oregon power cost adjustment mechanisms mitigate in large part the potential adverse earnings impacts to Idaho Power of fluctuations in power supply costs. Idaho Power also has an energy risk management and hedging program designed to mitigate some, but not all, of the price risk associated with volatile and elevated power supply and fuel costs. However, collection from customers or return to customers of most of the difference between actual power supply costs compared with those included in retail rates is deferred to a subsequent period, which can affect Idaho Power’s operating cash flow and liquidity until those costs are recovered from or returned to customers.

•Regulatory and Environmental Compliance Costs; Coal Plant Retirements: Idaho Power is subject to extensive federal and state laws, policies, and regulations, as well as regulatory actions and audits by agencies and quasi-governmental agencies, including the FERC, the North American Electric Reliability Corporation, and the Western Electricity Coordinating Council. Compliance with these requirements directly influences Idaho Power's operating environment and affects Idaho Power's operating costs. Moreover, environmental laws and regulations may increase the cost of constructing new facilities, may increase the cost of operating generation plants, may require that Idaho Power install additional pollution control devices at existing generating plants, may result in penalties for non-compliance, even where inadvertent, or may require that Idaho Power curtail or cease operating certain generation plants. Idaho Power expects to spend significant amounts on environmental compliance and controls for the foreseeable future. Due to economic factors in part associated with the costs of compliance with environmental regulation, Idaho Power accelerated the retirement date of its jointly-owned coal-fired generating plant in Valmy, Nevada (Valmy plant), ceasing coal-fired operations at one unit in 2019 and planning to cease its participation in coal-fired operations at the remaining unit by year-end 2025. Idaho Power's jointly-owned coal plant in Boardman, Oregon, ceased operations as planned in October 2020. In June 2022, the IPUC approved Idaho Power's request to allow the coal-related assets at the Jim Bridger plant to be fully depreciated and recovered by end-of-year 2030. The IPUC's Bridger Order related to Idaho Power's plan to cease its participation in coal-related operations at the Jim Bridger plant by 2028 is described more fully in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report.

•Water Management and Relicensing of Hydropower Projects: Because of Idaho Power's reliance on stream flow in the Snake River and its tributaries, Idaho Power participates in numerous proceedings and venues that may affect its water rights, seeking to preserve the long-term availability of its rights for its hydropower projects. Also, Idaho Power is involved in renewing its long-term federal licenses for the HCC, its largest hydropower generation source, and for American Falls, its second largest hydropower generation source. Given the number of parties involved, Idaho Power's relicensing costs have been and are expected to continue to be substantial. As of the date of this report, Idaho Power cannot determine the ultimate terms of, and costs associated with, any resulting long-term licenses for the HCC or American Falls hydropower facilities.

•Wildfire Mitigation Efforts: In recent years, the western United States has experienced an increasing trend in the degree of annual destruction from wildfires. A variety of factors have contributed to this trend including climate change, increased wildland-urban interfaces, historical land management practices, and overall wildland and forest health. While Idaho Power has not experienced to-date the extent of catastrophic wildfires within its service area that have occurred in California and elsewhere in the western United States, Idaho Power is taking a proactive approach to wildfire threat in its service area and transmission corridors. Idaho Power has adopted a Wildfire Mitigation Plan (WMP) that outlines actions Idaho Power is taking or is working to implement in the future to reduce wildfire risk and to strengthen the resiliency of its transmission and distribution system to wildfires. Idaho Power's approach to achieve these objectives includes identifying areas subject to elevated risk; system hardening programs, vegetation management, and field personnel practices to mitigate wildfire risk; incorporating current and forecasted weather and field conditions into operational practices; public safety power shutoff protocols adopted in 2022; and evaluating the performance and effectiveness of the strategies identified in the WMP through metrics and monitoring. In regulatory orders received in June 2021 and March 2023, the IPUC authorized Idaho Power to defer, for future amortization, the Idaho jurisdictional share of actual incremental O&M expenses and depreciation expense of certain capital investments necessary to implement the WMP. The IPUC orders related to the WMP are described in more detail in the "Regulatory Matters" section of this MD&A.

RESULTS OF OPERATIONS

This section of MD&A takes a closer look at the significant factors that affected IDACORP’s and Idaho Power’s earnings during the three months ended March 31, 2023. In this analysis, the results for the three months ended March 31, 2023, are compared with the same period in 2022.

The table below presents Idaho Power’s energy sales and supply (in thousands of MWh) for the three months ended March 31, 2023 and 2022.

	Three months ended March 31,
	2023	2022
Retail energy sales	3,690	3,624
Wholesale energy sales	208	28
Energy sales bundled with renewable energy credits	353	372
Total energy sales	4,251	4,024
Hydropower generation	1,375	1,263
Coal generation	427	819
Natural gas and other generation	880	459
Total system generation	2,682	2,541
Purchased power	1,900	1,782
Line losses	(331)	(299)
Total energy supply	4,251	4,024

Weather-related information for Boise, Idaho, for the three months ended March 31, 2023 and 2022, is presented in the table below. While Boise, Idaho weather conditions are not necessarily representative of weather conditions throughout Idaho Power's service area, the greater Boise area has the majority of Idaho Power's customers and is included for illustrative purposes.

	Three months ended March 31,
	2023	2022	Normal (2)
Heating degree-days(1)	2,592	2,596	2,405
Cooling degree-days(1)	—	—	—
Precipitation (inches)	3.7	2.7	3.7
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

Sales Volume and Generation: Retail sales volumes increased 2 percent in the first quarter of 2023 compared with the same period in 2022. The number of Idaho Power's customers grew by 2.2 percent over the prior twelve months, contributing to the higher volumes. Usage per customer was relatively consistent in the first quarter of 2023 compared with the first quarter of 2022 as both periods experienced below-normal temperatures, which affects the amount of energy customers use for heating.

Total system generation increased 6 percent for the first quarter of 2023 compared with the same period in 2022, comprised of an increase in natural gas generation and hydropower generation, partially offset by decreased coal generation. For more information on the changes in generation, see the "Operating Expenses" section below in this MD&A.

The financial impacts of fluctuations in wholesale energy sales, purchased power, fuel expense, and other power supply-related expenses are addressed in Idaho Power's Idaho and Oregon power cost adjustment mechanisms, which are described below in "Power Cost Adjustment Mechanisms."

Operating Revenues

Retail Revenues: The table below presents Idaho Power’s retail revenues (in thousands) and MWh sales volumes (in thousands) for the three months ended March 31, 2023 and 2022, and the number of customers as of March 31, 2023 and 2022.

	Three months ended March 31,
	2023	2022
Retail revenues:
Residential (includes $8,909 and $10,093, respectively, related to the FCA)(1)	$188,536	$169,295
Commercial (includes $276 and $283, respectively, related to the FCA)(1)	87,830	78,566
Industrial	55,544	49,060
Irrigation	933	1,041
Deferred revenue related to HCC relicensing AFUDC(2)	(2,119)	(2,119)
Total retail revenues	$330,724	$295,843
Volume of retail sales (MWh)
Residential	1,732	1,665
Commercial	1,072	1,061
Industrial	876	884
Irrigation	10	14
Total retail MWh sales	3,690	3,624
Number of retail customers at period end
Residential	520,509	508,547
Commercial	77,602	76,309
Industrial	130	125
Irrigation	22,091	21,842
Total customers	620,332	606,823
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

Retail revenues increased $34.9 million during the first quarter of 2023 compared with the same period in 2022. The factors affecting retail revenues during the period are discussed below.

•Rates: Average customer rates, excluding amounts related to the power cost adjustment mechanisms, increased retail revenues by $8.5 million for the first three months of 2023 compared with the same period in 2022, due primarily to the June 1, 2022 rate increase for Idaho Power's retail customers related to the Bridger Order. Customer rates also include the collection from customers of amounts related to the power cost adjustment mechanisms, which increased revenues by $21.6 million in the first quarter of 2023 compared with the same period of 2022. The amount collected from customers in rates under the power cost adjustment mechanisms has relatively little effect on operating income as a corresponding amount is recorded as expense in the same period it is collected through rates.
•Customers: Customer growth of 2.2 percent during the twelve months ended March 31, 2023, increased retail revenues by $5.3 million in the first quarter of 2023 compared with the same period of 2022.

•Usage: Higher usage (on a per customer basis), primarily by residential customers, increased retail revenues by $0.7 million in the first quarter of 2023 compared with the same period of 2022, as both periods experienced comparable below-normal temperatures.
•Idaho FCA Revenue: The FCA mechanism, applicable to Idaho residential and small commercial customers, adjusts revenue each year to accrue, or defer, the difference between the authorized fixed-cost recovery amount per customer and the actual fixed costs per customer recovered by Idaho Power through volume-based rates during the year. Higher usage (on a per customer basis) by residential and small commercial customers during the first three months of 2023 decreased the amount of FCA revenue accrued by $1.2 million compared with the same period in 2022.

Wholesale Energy Sales: Wholesale energy sales consist primarily of long-term sales contracts, opportunistic sales of surplus system energy, and sales into the energy imbalance market in the western United States, and do not include derivative transactions. The table below presents Idaho Power’s wholesale energy sales for the three months ended March 31, 2023 and 2022 (in thousands, except for revenue per MWh amounts).

	Three months ended March 31,
	2023	2022
Wholesale energy revenues	$30,195	$3,035
Wholesale MWh sold	208	28
Wholesale energy revenues per MWh	$145.17	$108.39

In the first quarter of 2023, wholesale energy revenues increased $27.2 million compared with the same period of 2022, due primarily to an increase in volumes sold and average wholesale energy prices. Wholesale energy prices were higher during the first three months of 2023 compared with 2022 as extreme winter weather resulted in elevated demand and higher fuel costs (natural gas and coal) in the wholesale markets in the region. The increase in wholesale volumes sold was also partially due to energy originally purchased under derivative forward contracts to be bundled with renewable energy credits, but the energy was ultimately sold in the wholesale markets. Those sales increased wholesale energy revenues by $16.7 million in the first quarter of 2023 and a corresponding amount was recorded in purchased power on the condensed consolidated statements of income. The financial impacts of fluctuations in wholesale energy sales are largely mitigated by Idaho Power's Idaho and Oregon power cost adjustment mechanisms, which are described below in this section of the MD&A under "Power Cost Adjustment Mechanisms."

Transmission Wheeling-Related Revenues: Transmission wheeling-related revenues increased $5.1 million, or 31 percent, during the first three months of 2023 compared with the first three months of 2022, primarily due to elevated energy prices in the western United States. Also, Idaho Power's OATT rates were approximately 1 percent higher in the first quarter of 2023 compared to the first quarter of 2022.

Energy Efficiency Program Revenues: In both Idaho and Oregon, energy efficiency riders fund energy efficiency program expenditures. Expenditures funded through the riders are reported as an operating expense with an equal amount recorded in revenues, resulting in no net impact on earnings. The cumulative variance between expenditures and amounts collected through the rider is recorded as a regulatory asset or liability. A liability balance indicates that Idaho Power has collected more than it has spent and an asset balance indicates that Idaho Power has spent more than it has collected. At March 31, 2023, Idaho Power's energy efficiency rider balances were regulatory assets of $0.2 million in the Idaho jurisdiction and $0.4 million regulatory liability in the Oregon jurisdiction.

Operating Expenses

Purchased Power: The table below presents Idaho Power’s purchased power expenses and volumes for the three months ended March 31, 2023 and 2022 (in thousands, except for per MWh amounts).

	Three months ended March 31,
	2023	2022
Expense
PURPA contracts	$48,324	$39,997
Other purchased power (including wheeling)	122,769	45,427
Total purchased power expense	$171,093	$85,424
MWh purchased
PURPA contracts	690	608
Other purchased power	1,210	1,174
Total MWh purchased	1,900	1,782
Average cost per MWh from PURPA contracts	$70.03	$65.78
Average cost per MWh from other sources	$101.46	$38.69
Weighted average - all sources	$90.05	$47.94

Purchased power expense increased $85.7 million during the first quarter of 2023 compared with the same period of 2022. The increase in purchased power expense was primarily due to elevated wholesale energy prices in the western United States.

Fuel Expense: The table below presents Idaho Power’s fuel expenses and thermal generation for the three months ended March 31, 2023 and 2022 (in thousands, except for per MWh amounts).

	Three months ended March 31,
	2023	2022
Expense
Coal	$17,063	$27,659
Natural gas	72,017	18,043
Total fuel expense	$89,080	$45,702
MWh generated
Coal	427	819
Natural gas	880	459
Total MWh generated	1,307	1,278
Average cost per MWh - Coal	$39.96	$33.77
Average cost per MWh - Natural gas	$81.84	$39.31
Weighted average, all sources	$68.16	$35.76

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

Fuel expense increased $43.4 million, or 95 percent, in the first quarter of 2023 compared with the first quarter of 2022, primarily due to higher natural gas market prices in 2023, which resulted in an increase in the average cost per MWh of natural gas generation. In addition, Idaho Power's natural gas generation increased in the first quarter of 2023 compared with the first quarter of 2022, as the prior year's planned maintenance project at the Langley Gulch plant resulted in lower generation in the first quarter of 2022. Idaho Power's coal generation decreased in the first quarter of 2023 compared with the first quarter of

2022, mostly due to the availability of the Langley Gulch natural gas plant and Idaho Power is optimizing dispatch of coal generation resources in an effort to help ensure adequate coal supply during its period of peak demand in 2023. To preserve coal supply for peak periods, Idaho Power relied more on natural gas-fired generation to meet customer demand during the first quarter of 2023 compared with the same period in 2022.

Included in fuel expense are losses and gains on settled financial gas hedges entered into in accordance with Idaho Power's energy risk management policy. For the first three months of 2023 and 2022, gains on financial gas hedges of $23.5 million and $1.5 million, respectively, reduced natural gas fuel expense. Most of these realized hedging gains are passed on to customers through the power cost adjustment mechanisms described below.

Power Cost Adjustment Mechanisms: Idaho Power's power supply costs (primarily purchased power and fuel expense, less wholesale energy sales) can vary significantly from year to year. Volatility of power supply costs arises from factors such as weather conditions, wholesale market prices, volumes of power purchased and sold in the wholesale markets, Idaho Power's hydropower and thermal generation volumes and fuel costs, generation plant availability, and retail loads. To address the volatility of power supply costs, Idaho Power's power cost adjustment mechanisms in the Idaho and Oregon jurisdictions allow Idaho Power to recover from customers, or refund to customers, most of the fluctuations in power supply costs. The Idaho-jurisdiction power cost adjustment (PCA) includes a cost or benefit sharing ratio that allocates the deviations in net power supply expenses between customers (95 percent) and Idaho Power (5 percent), with the exception of PURPA power purchases and demand response program incentives, which are allocated 100 percent to customers. The Idaho deferral period, or PCA year, runs from April 1 through March 31. Amounts deferred or accrued during the PCA year are primarily recovered or refunded during the subsequent June 1 through May 31 period. Because of the power cost adjustment mechanisms, the primary financial impacts of power supply cost variations are that cash is paid out but recovery from customers does not occur until a future period, or cash that is collected is refunded to customers in a future period, resulting in fluctuations in operating cash flows from year to year.

The table that follows presents the components of the Idaho and Oregon power cost adjustment mechanisms for the three months ended March 31, 2023 and 2022 (in thousands).

	Three months ended March 31,
	2023	2022
Power supply cost (deferral) accrual	$(60,267)	$4,483
Oregon power supply cost accrual	23	—
Amortization of prior year authorized balances	8,907	(4,883)
Total power cost adjustment (income statement)	$(51,337)	$(400)

The power supply (deferrals) accruals represent the portion of the power supply cost fluctuations (deferred) accrued under the power cost adjustment mechanisms. When actual power supply costs are lower than the amount forecasted in power cost adjustment rates, most of the difference is accrued as an increase to a regulatory liability or decrease to a regulatory asset. When actual power supply costs are higher than the amount forecasted in power cost adjustment rates, most of the difference is deferred as an increase to a regulatory asset or decrease to a regulatory liability. During the first quarter of 2023, purchased power costs led to higher actual power supply costs compared with the forecasted amount, which resulted in a significant increase in the amount of power supply costs deferred by the mechanism. The amortization of the prior year’s balances represents the offset to the amounts being collected or refunded in the current power cost adjustment year that were deferred or accrued in the prior PCA year (the true-up component of the power cost adjustment mechanism).

Other O&M Expenses: Total other O&M expenses in the first quarter of 2023 were consistent with the first quarter of 2022, as an increase in expenses due to inflationary pressures on labor-related and other costs were offset by lower expenses from planned maintenance projects, the timing of regulatory deferrals, and payment credits received related to a jointly-funded project.

Income Taxes

IDACORP's and Idaho Power's income tax expense increased $1.1 million and $0.9 million, respectively, for the three months ended March 31, 2023, when compared with the same period in 2022, primarily due to greater pre-tax income, net of ADITC amortization from the regulatory mechanism described in Note 3 – “Regulatory Matters” to the condensed consolidated financial statements in this report. For information relating to IDACORP's and Idaho Power's computation of income tax expense, see Note 2 - "Income Taxes" to the condensed consolidated financial statements included in this report.

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

As of April 28, 2023, IDACORP's and Idaho Power's access to debt, equity, and credit arrangements included:

•their respective $100 million and $300 million revolving credit facilities;
•IDACORP's shelf registration statement filed with the U.S. Securities and Exchange Commission (SEC) on May 16, 2022, which may be used for the issuance of debt securities and common stock;
•Idaho Power's shelf registration statement filed with the SEC on May 16, 2022, which may be used for the issuance of first mortgage bonds and other debt securities; $630 million remains available for issuance pursuant to state regulatory authority; and
•IDACORP's and Idaho Power's issuance of commercial paper, which may be issued up to an amount equal to the available credit capacity under their respective credit facilities.

In March 2023, Idaho Power issued the following long-term debt with the proceeds being used for general corporate purposes, including repaying outstanding commercial paper and long-term debt and funding Idaho Power's capital projects:

•$60 million of 5.06% first mortgage bonds, secured medium-term notes, Series N, maturing in March 2043;
•$62 million of 5.20% first mortgage bonds, secured medium-term notes, Series N, maturing in March 2053; and
•$400 million of 5.50% first mortgage bonds, secured medium-term notes, Series M, maturing in March 2053.

In March and April 2023, a portion of the proceeds from the March 2023 issuances were used to repay outstanding commercial paper, $100 million in principal amount from a March 2022 term loan agreement, and $75 million in principal amount of maturing 2.5% first mortgage bonds, Series I.

In addition to the discussion above, which includes notable liquidity developments in 2023, more information on IDACORP's and Idaho Power's debt, equity, and credit facilities is included in Part II, Item 7 - "MD&A – Financing Programs and Available Liquidity" in the 2022 Annual Report.

IDACORP and Idaho Power monitor capital markets with a view toward opportunistic debt and equity transactions, taking into account current and potential future long-term needs. As a result, IDACORP may issue debt securities or common stock, and Idaho Power may issue first mortgage bonds or other debt securities, if the companies believe terms available in the capital markets are favorable and that issuances would be financially prudent. Idaho Power also periodically analyzes whether partial or full early redemption of one or more existing outstanding series of first mortgage bonds is desirable, and in some cases, may refinance indebtedness with new indebtedness.

Based on planned capital expenditures and other O&M expenses, the companies believe they will be able to meet capital and debt service requirements and fund corporate expenses during at least the next twelve months with a combination of existing cash, operating cash flows generated by Idaho Power's utility business, availability under existing credit facilities, access to commercial paper, short-term and long-term debt markets, and equity issuances.

IDACORP and Idaho Power generally seek to maintain capital structures of approximately 50 percent debt and 50 percent equity. Maintaining this ratio influences IDACORP's and Idaho Power's debt and equity issuance decisions. As of March 31, 2023, IDACORP's and Idaho Power's capital structures, as calculated for purposes of applicable debt covenants, were as follows:

	IDACORP	Idaho Power
Debt	48%	49%
Equity	52%	51%

IDACORP and Idaho Power generally maintain their cash and cash equivalents in highly liquid investments, such as U.S. Treasury Bills, money market funds, and bank deposits.

At March 31, 2023, IDACORP and Idaho Power believed they were in compliance with all credit facility and long-term debt covenants. Further, IDACORP and Idaho Power do not anticipate they will be in violation or breach of their respective debt covenants during 2023.

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

IDACORP’s and Idaho Power’s operating cash outflows for the three months ended March 31, 2023, were $90 million and $93 million, respectively, a decrease in cash flows from operations of $183 million for IDACORP and $184 million for Idaho Power, when compared with the same period in 2022. With the exception of cash flows related to income taxes, IDACORP's operating cash flows are principally derived from the operating cash flows from Idaho Power. Significant items that affected the companies' operating cash flows in the first three months of 2023 when compared with the same period in 2022 were as follows:

•a $10 million and a $9 million increase in IDACORP and Idaho Power net income, respectively;
•changes in regulatory assets and liabilities, mostly related to the relative amounts of costs deferred and collected under the Idaho PCA, FCA, and energy efficiency program cost mechanisms, decreased operating cash flows by $64 million; and
•changes in working capital balances due primarily to timing, including fluctuations as follows:
◦timing of collections of accounts receivable and unbilled revenues decreased operating cash flows by $22 million for IDACORP and Idaho Power;
◦the changes in materials, supplies, and fuel stock decreased operating cash flows by $9 million for IDACORP and Idaho Power, which was primarily due to an increase in material and supply inventory offset by the timing of purchases and consumption of coal at Idaho Power's jointly-owned coal-fired generating plants;
◦the changes in accounts and wages payable decreased operating cash flows by $67 million for IDACORP and $68 million for Idaho Power, which was primarily due to an increase in power supply costs and associated timing of payments; and
◦the changes in other assets and liabilities, which includes accrued paid time off and leave, customer deposits, accrued interest, and other miscellaneous liabilities, decreased operating cash flows by $28 million for IDACORP and Idaho Power.

Investing Cash Flows

Investing activities consist primarily of capital expenditures related to new construction of, and improvements to, Idaho Power’s generation, transmission, and distribution facilities. IDACORP’s and Idaho Power’s net investing cash outflows for the three months ended March 31, 2023, were $109 million. Investing cash outflows for 2023 and 2022 were primarily for construction of utility infrastructure needed to address Idaho Power’s aging plant and equipment, customer growth, and environmental and regulatory compliance requirements. Significant items and transactions that affected investing cash flows in the first three months of 2023 were as follows:

•IDACORP’s and Idaho Power’s investing cash outflows for 2023 included $118 million of additions to utility plant;
•IDACORP's and Idaho Power's investing cash inflows for 2023 included $3 million from Boardman-to-Hemingway project joint permitting participants relating to a portion of the permitting expenditures and a security deposit; and
•IDACORP's and Idaho Power's investing cash inflows for 2023 included $2 million in sales of equity securities, held in a rabbi trust, which is designated to provide funding for obligations related to Idaho Power's security plan for senior management employees.

Financing Cash Flows

Financing activities provide supplemental cash for both day-to-day operations and capital requirements, as needed. IDACORP's and Idaho Power's net financing cash inflows for the three months ended March 31, 2023, were $380 million and $423 million, respectively. Idaho Power funds liquidity needs for capital investment, working capital, managing commodity price risk, dividends, and other financial commitments through cash flows from operations, debt offerings, commercial paper markets, credit facilities, a term loan facility, and capital contributions from IDACORP. IDACORP funds its cash requirements, such as payment of taxes, payment of dividends, capital contributions to Idaho Power, and non-utility expenses allocated to IDACORP, through cash flows from operations, commercial paper markets, sales of common stock, and credit facilities. Significant items and transactions that affected financing cash flows in the first three months of 2023 were as follows:

•in March 2023, Idaho Power repaid $100 million in principal amount of a March 2022 term loan agreement;
•in March 2023, Idaho Power issued $60 million in principal amount of 5.06% first mortgage bonds, secured medium-term notes, Series N, maturing in March 2043;
•in March 2023, Idaho Power issued $62 million in principal amount of 5.20% first mortgage bonds, secured medium-term notes, Series N, maturing in March 2053;
•in March 2023, Idaho Power issued $400 million in principal amount of 5.50% first mortgage bonds, secured medium-term notes, Series M, maturing in March 2053; and
•IDACORP and Idaho Power paid dividends of $41 million and $1 million in 2023, respectively.

Available Short-Term Borrowing Liquidity

The table below outlines available short-term borrowing liquidity as of the dates specified (in thousands).

	March 31, 2023		December 31, 2022
	IDACORP(2)	Idaho Power	IDACORP(2)	Idaho Power
Revolving credit facility	$100,000	$300,000	$100,000	$300,000
Commercial paper outstanding	—	—	—	—
Identified for other use(1)	—	(19,885)	—	(19,885)
Net balance available	$100,000	$280,115	$100,000	$280,115
(1) American Falls bonds that Idaho Power could be required to purchase prior to maturity under the optional or mandatory purchase provisions of the bonds, if the remarketing agent for the bonds is unable to sell the bonds to third parties.
(2) Holding company only.

On April 28, 2023, IDACORP and Idaho Power had no loans outstanding under their revolving credit facilities and had no commercial paper outstanding. The table below presents additional information about short-term commercial paper borrowing during the three months ended March 31, 2023.

	Three months ended March 31, 2023
	IDACORP(1)	Idaho Power
Commercial Paper:
Period end:
Amount outstanding	$—	$—
Weighted average interest rate	—%	—%
Daily average amount outstanding during the period	$—	$37,314
Weighted average interest rate during the period	—%	4.94%
Maximum month-end balance	$—	$110,000
  (1) Holding company only.

Impact of Credit Ratings on Liquidity and Collateral Obligations

IDACORP’s and Idaho Power’s access to capital markets, including the commercial paper market, and their respective financing costs in those markets, depend in part on their respective credit ratings. There have been no changes to IDACORP's or Idaho Power's ratings by Standard & Poor’s Ratings Services or Moody’s Investors Service from those included in the 2022 Annual Report. However, any rating can be revised upward or downward or withdrawn at any time by a rating agency if it decides that the circumstances warrant the change.

Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties. As of March 31, 2023, Idaho Power had posted $62.9 million cash performance assurance collateral related to these contracts. Should Idaho Power experience a reduction in its credit rating on its unsecured debt to below investment grade, Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral, and counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions. Based upon Idaho Power’s current energy and fuel portfolio and market conditions as of March 31, 2023, the amount of additional collateral that could be requested upon a downgrade to below investment grade is approximately $44.6 million. To minimize capital requirements, Idaho Power actively monitors its portfolio exposure and the potential exposure to additional requests for performance assurance collateral through sensitivity analysis.

Capital Requirements

Idaho Power's cash capital expenditures, excluding AFUDC, were $114 million during the three months ended March 31, 2023. The table below presents Idaho Power's estimated accrual-basis additions to property, plant, and equipment for 2023 (including amounts incurred to-date) through 2027 (in millions of dollars). The amounts in the table exclude AFUDC but include net costs of removing assets from service that Idaho Power expects would be eligible to be included in rate base in future rate case proceedings. Given the uncertainty associated with the timing of infrastructure projects and associated expenditures, actual expenditures and their timing could deviate substantially from those set forth in the table. The capital expenditure table below assumes, among other projects, construction and ownership of a number of capacity resources identified in Idaho Power's RFPs, 2021 IRP, and preliminary 2023 IRP modeling in order to safely and reliably serve the company's customers. The timing and amount of actual constructed projects and capital expenditures could be affected by Idaho Power’s ability to timely obtain labor or materials at reasonable costs, supply chain disruptions and delays, regulatory determinations, inflationary pressures, macroeconomic conditions, or other issues, including those described below.

	2023	2024	2025-2027
Expected capital expenditures (excluding AFUDC)	$650-$700	$800-$850	$1,500-$1,700

Major Infrastructure Projects: Idaho Power is engaged in the development of a number of significant projects and has entered into arrangements with third parties concerning joint infrastructure development. The discussion below provides a summary of developments in certain of those projects since the discussion of these matters included in Part II, Item 7 - "MD&A - Capital Requirements" in the 2022 Annual Report. The discussion below should be read in conjunction with that report.

Resource Additions to Address Projected Energy and Capacity Deficits: As noted previously, Idaho Power believes that existing and sustained growth in customers, load, and peak demand for electricity, along with transmission constraints, will create the need for Idaho Power to acquire significant generation, transmission, and storage resources to meet energy and capacity needs over the next several years. To help meet peak needs in 2023 through 2025, Idaho Power entered into or expects to enter into contracts to purchase, own, and operate 280 MW of battery storage assets with expected useful lives of approximately 20 years, entered into a 20-year agreement to purchase the storage capacity from a 150-MW battery storage facility, and also entered into three power purchase agreements for the combined 340 MW output of planned third-party solar facilities with 20- to 25-year terms. As described in “Regulatory Matters” of this MD&A, Idaho Power plans to sell the output of two of these solar power purchase agreements totaling 240 MW exclusively to two large industrial customers under agreements modeled after Idaho Power’s proposed Clean Energy Your Way program. To help address the additional capacity deficits projected for 2026 through 2027, Idaho Power has issued RFPs for additional resources. The capital requirements table above includes capital expenditures of more than $600 million from 2023 through 2027 for resource additions to address projected energy and capacity deficits in those years. Depending on factors such as RFP results, the timing of project in-service dates, estimated load and resource balances and customer growth, the nature and quantity of resources owned versus acquired under power purchase agreements or similar agreements, and the outcome of regulatory proceedings, actual expenditures and their timing could deviate substantially from Idaho Power's expected expenditures.

Boardman-to-Hemingway Transmission Line: The Boardman-to-Hemingway line, a proposed 300-mile, high-voltage transmission project between a substation near Boardman, Oregon, and the Hemingway substation near Boise, Idaho, would provide transmission service to meet future resource needs. Until recently, Idaho Power had a joint funding agreement with PacifiCorp and BPA to pursue permitting of the project, with Idaho Power having an approximate 21 percent interest, BPA having an approximate 24 percent interest, and PacifiCorp having an approximate 55 percent interest in the permitting phase of the project.

In March 2023, BPA, PacifiCorp, and Idaho Power signed various agreements to facilitate certain asset transfers and other coordination efforts among the parties as the transmission line moves toward construction. In particular, an agreement between

Idaho Power and BPA transferred BPA’s total interest in the project to Idaho Power, increasing Idaho Power's interest to approximately 45 percent, and provided that Idaho Power will deliver transmission service to BPA's customers across southern Idaho. The agreement also required BPA to make a $10 million security payment to Idaho Power. On Idaho Power's condensed consolidated balance sheet as of March 31, 2023, the agreement increased construction work in progress by $31 million for the acquired permitting interest, cash and cash equivalents by $10 million for the additional security payment, and other non-current liabilities by $41 million for Idaho Power's obligation to pay for the permitting interest and to return the security deposit to BPA. Payments to BPA for the permitting interest are expected to be made over a 15-year period beginning 10 years after energization of the transmission line project, while the security deposit is due to be returned to BPA upon energization.

Idaho Power has spent approximately $160 million, including Idaho Power's AFUDC, on the Boardman-to-Hemingway project through March 31, 2023. Pursuant to the terms of the joint funding arrangements, Idaho Power has received $102 million in reimbursement as of March 31, 2023, from project co-participants for their share of costs (including $31 million related to BPA's share, which was transferred to Idaho Power in March 2023 as part of the agreement described above). As of the date of this report, no material co-participant reimbursements are outstanding. The remaining joint permitting participant is obligated to reimburse Idaho Power for their share of any future project permitting expenditures or agreed upon early construction expenditures incurred by Idaho Power under the terms of the joint funding agreement.

The permitting phase of the Boardman-to-Hemingway project is subject to federal review and approval by various federal agencies. Federal agency records of decision have been received and all lawsuits challenging the federal rights-of-way have been resolved. In the separate State of Oregon permitting process, the state's Energy Facility Siting Council (EFSC) approved Idaho Power's site certificate on September 27, 2022. The Oregon Department of Energy subsequently issued a final order and site certificate. Three parties filed appeals to the Oregon Supreme Court asking that court to overturn EFSC's approval of the Boardman-to-Hemingway site certificate. On March 9, 2023, the Oregon Supreme Court affirmed the EFSC's final order approving Idaho Power's site certificate.

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

Gateway West Transmission Line: Idaho Power and PacifiCorp are pursuing the joint development of the Gateway West project, a high-voltage transmission lines project between a substation located near Douglas, Wyoming, and the Hemingway substation located near Boise, Idaho. In 2012, Idaho Power and PacifiCorp entered a joint funding agreement for permitting of the project. Idaho Power has expended approximately $53 million, including Idaho Power's AFUDC, for its share of the permitting phase of the project through March 31, 2023. As of the date of this report, Idaho Power estimates the total cost for its share of the project (including both permitting and construction) to be between $300 million and $500 million, including AFUDC. The capital requirements table above includes approximately $40 million of Idaho Power's share of estimated costs (excluding AFUDC) for the permitting phase of the project and early construction costs, based on Idaho Power's current estimate that it may commence construction of applicable segments during that time period.

The permitting phase of the Gateway West project was subject to review and approval of the U.S. Bureau of Land Management (BLM). The BLM has published its records of decision for all segments of the transmission line. In late 2020, PacifiCorp completed construction and commissioned a 140-mile segment of their portion of the project in Wyoming. In March 2023, PacifiCorp initiated the pre-construction phase of 620 miles of 500-kV transmission line from the Populus substation near Downey, Idaho, to the Hemingway substation near Melba, Idaho. Idaho Power and PacifiCorp continue to coordinate the timing of next steps to best meet customer and system needs.

Defined Benefit Pension Plan Contributions

Idaho Power has no minimum contribution requirement to its defined benefit pension plan in 2023 and during the three months ended March 31, 2023, Idaho Power made no contributions. In April 2023, Idaho Power made a $10 million contribution to its pension plan. Idaho Power is considering contributing up to an additional $30 million to its pension plan during 2023 in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions and to mitigate the cost of being in an underfunded position. The primary impact of pension contributions is on the timing of cash flows, as the timing of cost recovery lags behind contributions.

Contractual Obligations

IDACORP’s and Idaho Power’s contractual cash obligations have not materially changed during the three months ended March 31, 2023, except as disclosed in Note 5 – “Long-Term Debt” and Note 8 – “Commitments” to the condensed consolidated financial statements included in this report.

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

For additional information relating to IDACORP and Idaho Power dividends, including restrictions on IDACORP’s and Idaho Power’s payment of dividends, see Note 6 - “Common Stock” to the condensed consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

IDACORP's and Idaho Power's off-balance sheet arrangements have not changed materially from those reported in MD&A in the 2022 Annual Report.

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

Between general rate cases, Idaho Power relies upon customer growth, a FCA mechanism, power cost adjustment mechanisms, tariff riders, and other mechanisms to mitigate the impact of regulatory lag, which refers to the period of time between making an investment or incurring an expense and recovering that investment or expense and earning a return. Management's regulatory focus in recent years has been largely on regulatory settlement stipulations and the design of rate mechanisms. With Idaho Power’s current and anticipated significant infrastructure investments, including those that are intended to help meet projected near-term capacity deficits, Idaho Power plans to file a general rate case in Idaho as early as June 2023, with a general rate case filing in Oregon likely to follow in 2024. To this end, on March 31, 2023, Idaho Power provided notice to the IPUC its intent to file a general rate case in Idaho on or after June 1, 2023.

The outcomes of significant proceedings are described in part in this report and further in the 2022 Annual Report. In addition to the discussion below, which includes notable regulatory developments since the discussion of these matters in the 2022 Annual Report, refer to Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report for additional information relating to Idaho Power's regulatory matters and recent regulatory filings and orders.

Notable Pending Retail Rate Changes

During 2023, Idaho Power filed applications requesting orders authorizing the rate changes summarized in the table below.

Description	Status	Estimated Annual Rate Impact(1)	Notes
Power Cost Adjustment Mechanism - Idaho	Filed April 14, 2023; Pending	$200.2 million PCA increase for the period from June 1, 2023, to May 31, 2024	The income statement impact of revenue changes associated with the Idaho PCA mechanism is largely offset by associated increases and decreases in actual power supply costs and amortization of deferred power supply costs. The rate increase reflects higher costs associated with market energy and natural gas prices, combined with limited coal supply.
Fixed Cost Adjustment Mechanism - Idaho	Filed March 15, 2023; Pending	$10.1 million FCA decrease for the period from June 1, 2023, to May 31, 2024	The FCA is designed to remove a portion of Idaho Power’s financial disincentive to invest in energy efficiency programs by partially separating (or decoupling) the recovery of fixed costs from the volumetric kilowatt-hour charge and instead linking it to a set amount per customer.
Annual Power Cost Update - Oregon	Filed March 24, 2023; Pending	$9.0 million APCU increase for the period from June 1, 2023, to May 31, 2024	The rate increase reflects continued high natural gas prices, combined with limited coal generation and increased forward market electric prices.
(1) The annual amount collected in rates is typically not recovered on a straight-line basis (i.e., 1/12th per month), and is instead recovered in proportion to retail sales volumes.

Idaho Earnings Support and Sharing from Idaho Settlement Stipulation

A May 2018 Idaho settlement stipulation related to tax reform (May 2018 Idaho Tax Reform Settlement Stipulation) is described in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2022 Annual Report. IDACORP and Idaho Power believe that the terms allowing additional amortization of ADITC in the settlement stipulations provide the companies with a greater degree of earnings stability than would be possible without the terms of the stipulations in effect. Based on its estimate of full-year 2023 Idaho ROE, in the first quarter of 2023, Idaho Power recorded $3.75 million in additional ADITC amortization under the May 2018 Idaho Tax Reform Settlement Stipulation. Accordingly, at March 31, 2023, $41.25 million of additional ADITC remains available for future use. Idaho Power recorded no additional ADITC amortization or provision against revenues for sharing of earnings with customers during the first quarter of 2022, based on its then-current estimate of full-year 2022 Idaho ROE.

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

As noted in the table above, in April 2023, Idaho Power filed an application with the IPUC requesting a $200.2 million net increase in PCA revenues, effective for the 2023-2024 PCA collection period from June 1, 2023, to May 31, 2024. The net increase in PCA revenues reflects higher market energy and natural gas prices, combined with limited low-cost coal supply. To reduce potential rate impacts on customers, the IPUC could take rate mitigation measures, such as spreading the recovery of the requested increase over a two-year period. The IPUC has not taken such measures in the past when comparable rate increases were approved, but if taken, rate mitigation measures could affect the timing of Idaho Power's cash recovery of its PCA regulatory asset. As of the date of this report, the IPUC has not yet issued an order on the application.

The following table summarizes the change in deferred (accrued) net power supply costs during the three months ended March 31, 2023 (in millions).

	Idaho	Oregon	Total
Deferred net power supply costs at December 31, 2022	$128.7	$0.6	$129.3
Current period net power supply costs deferred (accrued)	60.3	(0.1)	60.2
Prior amounts (collected) refunded through rates	(9.0)	0.1	(8.9)
SO2 allowance and renewable energy certificate sales	(6.8)	(0.3)	(7.1)
Interest and other	1.5	—	1.5
Deferred net power supply costs at March 31, 2023	$174.7	$0.3	$175.0

Oregon Resource Procurement Filing

The State of Oregon has competitive bidding rules regarding a public utility's procurement of resources. However, as allowed by the OPUC in certain cases, Idaho Power is pursuing an exception for 2023 resource needs, and plans to pursue additional exceptions to the competitive bidding rules for certain projects to meet the identified resource needs in 2024 and 2025.

In March 2023, following initial review by an independent evaluator appointed by the OPUC, Idaho Power released a draft request for proposals to procure resources for its anticipated energy and capacity needs in 2026 and 2027. Under the Oregon competitive bidding rules, the draft request for proposals is subject to further modification and OPUC approval before becoming final.

Jim Bridger Power Plant Base Rate Adjustment and Recovery

In June 2022, the IPUC issued an order approving, with modifications, Idaho Power’s amended application requesting authorization to (1) accelerate depreciation for the Jim Bridger plant, to allow the coal-related plant assets to be fully depreciated and recovered by December 31, 2030, (2) establish a balancing account to track the incremental costs, benefits, and required regulatory accounting associated with ceasing participation in coal-fired operations at the Jim Bridger plant, and (3) increase customer rates related to the associated incremental annual levelized revenue requirement (Bridger Order). The Bridger Order and associated accounting are described in Note 3 – “Regulatory Matters” to the condensed consolidated financial statements included in this report. Idaho Power plans to cease participation in all coal-related operations at the Jim Bridger plant by 2028.

Wildfire Mitigation Cost Deferral

In June 2021, the IPUC authorized Idaho Power to defer for future amortization incremental O&M and depreciation expense of certain capital investments necessary to implement the company's WMP. The IPUC also authorized Idaho Power to record these deferred expenses as a regulatory asset until the company can request amortization of the deferred costs in a future IPUC proceeding, at which time the IPUC will have the opportunity to review actual costs and determine the amount of prudently incurred costs that Idaho Power can recover through retail rates. In its 2021 application with the IPUC, Idaho Power projected spending approximately $47 million in incremental wildfire mitigation-related O&M and roughly $35 million in wildfire mitigation system-hardening incremental capital expenditures over a five year period. The IPUC authorized a deferral period of five years, or until rates go into effect after Idaho Power's next general rate case, whichever is first. As of March 31, 2023, Idaho Power’s deferral of Idaho-jurisdiction costs related to the WMP was $34.8 million.

During the 2021 and 2022 wildfire seasons, Idaho Power identified needs for expanded mitigation measures by gaining additional insights and knowledge on wildfires and wildfire mitigation activities. In October 2022, Idaho Power filed an updated WMP with the IPUC along with an application requesting authorization to defer an estimated $16 million of newly identified incremental costs expected to be incurred between 2022 and 2025 associated with expanded wildfire mitigation efforts. In March 2023, the IPUC approved Idaho Power's updated WMP and request to defer additional incremental costs.

Large Customer Rate Proceedings

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

In November 2022, Idaho Power filed an application with the IPUC requesting approval of an arrangement under which Brisbie would purchase from Idaho Power energy generated by a to-be-constructed 200-MW solar facility pursuant to a long-term power purchase agreement between Idaho Power and Pleasant Valley Solar, LLC. The solar facility is scheduled to begin operating as early as March 2025. The application is modeled after the Clean Energy Your Way program described in the 2022 Annual Report. In April 2023, the IPUC approved Idaho Power's application for the long-term power purchase agreement.

Micron Dedicated Renewable Resource: In March 2022, Idaho Power filed an application with the IPUC requesting approval of a revised special contract for electric service between Idaho Power and Micron. The application included an arrangement under which Micron would be the purchaser from Idaho Power of the energy generated by a to-be-constructed 40-MW solar facility pursuant to a 20-year power purchase agreement between Idaho Power and a third party. The solar facility is scheduled to begin operating as early as June 2023. Idaho Power also requested in the application revised electric service rates for Micron that include new energy rates that incorporate the solar generation and compensation for capacity value and excess renewable energy generation. The application is modeled after the Clean Energy Your Way program described in the 2022 Annual Report. In August 2022, the IPUC issued an order approving Idaho Power’s application, with modifications. In December 2022, Idaho Power made a compliance filing requesting approval of Idaho Power's proposed payment structure for Micron's renewable capacity credit, and in April 2023, the IPUC approved the compliance filing.

Western Resource Adequacy Program

In March 2023, Idaho Power filed an application with the IPUC requesting that the IPUC issue an order acknowledging the potential for long-term cost savings associated with Idaho Power's participation in the Western Resource Adequacy Program (WRAP), and allowing the company to recover WRAP-associated costs in a future rate proceeding. The WRAP is a regional reliability and compliance program being developed in western North America with the intent of providing a region-wide approach for assessing and addressing resource adequacy and reliability. Idaho Power anticipates that by participating in the WRAP it can avoid paying higher prices for energy in the open market. In addition to the potential cost savings, Idaho Power anticipates its participation in the WRAP to provide the company with insight into regional resource adequacy and the ability to procure energy and capacity in times of extreme need. As of the date of this report, the IPUC's determination in this matter is pending.

Customer-Owned Generation Filing

Customer-owned generation enables customers to install solar panels or other on-site energy-generating resources and connect them to Idaho Power’s grid. If a customer requires more energy than its system generates, it uses energy supplied by Idaho Power’s grid and infrastructure. If a customer's system generates more energy than the customer uses, the energy is transferred to the grid and Idaho Power applies a corresponding kilowatt-hour (kWh) credit to the customer’s bill. In May 2018, the IPUC issued an order authorizing the creation of two new customer classes for residential and small commercial customers who install their own on-site generation, with no change to pricing or compensation. Idaho Power has initiated several cases with the IPUC related to studying the costs and benefits of customer-owned generation on Idaho Power’s system, and exploring potential modifications to the customer-owned generation pricing structure. The IPUC issued orders in December 2019 and February 2020 directing Idaho Power to (1) complete additional studies related to the costs and benefits of customer generation before changes to the compensation structure are implemented, and (2) continue to allow residential and small commercial customers with on-site generation installed prior to December 20, 2019, to be subject to the compensation and billing structure in place on that date until December 20, 2045. In December 2020, the IPUC issued an order establishing a 25-year grandfathering term for large commercial, industrial, and irrigation customers, similar to the terms approved for the residential and small commercial customer classes.

In June 2021, Idaho Power filed an application requesting that the IPUC initiate the multi-phase process for a comprehensive study of the costs and benefits of on-site generation as directed by previous IPUC orders. In December 2021, the IPUC issued an order requiring Idaho Power to complete the comprehensive study on the costs and benefits of on-site generation based on the IPUC’s study framework findings and conclusions. In June 2022, Idaho Power filed the comprehensive study and in December 2022, the IPUC issued an order that acknowledged the company's study and directed Idaho Power to file a new case requesting to implement changes to the structure and design of its on-site generation program. In May 2023, Idaho Power filed a new case as directed by the IPUC, requesting the IPUC to implement changes for non-grandfathered customers starting January 1, 2024, including: 1) a change from net monthly to real-time net billing, which would better measure customers’ actual reliance on the grid; 2) a change in the excess exported energy credit from a kWh credit ranging in value of 5 to 12 cents, depending on the customer class, to a time-differentiated financial bill credit ranging from approximately 5 to 20 cents per kWh that would be updated annually; and 3) a modification to the eligibility cap for large commercial, industrial and irrigation customers.

Renewable and Other Energy Contracts

Idaho Power has contracts for the purchase of electricity produced by third-party owned generation facilities, most of which produce energy with the use of renewable generation sources such as wind, solar, biomass, small hydropower, and geothermal. The majority of these contracts are entered into as mandatory purchases under PURPA. As of March 31, 2023, Idaho Power had contracts to purchase energy from 129 online PURPA projects. An additional four contracts are with online non-PURPA projects, including the Elkhorn Valley wind project with a 101-MW nameplate capacity and the Jackpot Solar project with a 120-MW nameplate capacity.

The following table sets forth, as of March 31, 2023, the resource type and nameplate capacity of Idaho Power's signed agreements for power purchases from PURPA and non-PURPA generating facilities. These agreements have original contract terms ranging from one to 35 years.

Resource Type	On-line (MW)	Under Contract but not yet On-line (MW)	Total Projects under Contract (MW)
PURPA:
Wind	627	—	627
Solar	316	74	390
Hydropower	150	1	151
Other	44	—	44
Total	1,137	75	1,212
Non-PURPA:
Wind	101	—	101
Geothermal	35	—	35
Solar	120	340	460
Total	256	340	596

The PURPA-qualifying facility projects not yet online include one hydropower project that is scheduled to be online in 2023, and three PURPA-qualifying facility solar projects scheduled to be online in 2024. Three non-PURPA solar projects, for 40 MW, 100 MW, and 200 MW, are scheduled to be online in 2023, 2024, and 2025, respectively. In April 2023, Idaho Power also entered into an agreement, pending regulatory approval, to purchase the storage capacity from a 150-MW battery storage facility, scheduled to be online in June 2025.

Relicensing of Hydropower Projects

HCC Relicensing: In connection with Idaho Power's major efforts to relicense the HCC, Idaho Power's largest hydropower complex, as described in more detail in the 2022 Annual Report in Part II, Item 7 - "Regulatory Matters," Idaho Power submitted to the FERC in July 2020 its supplement to the final license application. The supplement incorporated the settlement agreement reached between Idaho and Oregon on the Clean Water Act (CWA) Section 401 certifications, which precipitated the states issuing final CWA Section 401 certifications in May 2019. The states of Idaho and Oregon also submitted the CWA

Section 401 certifications to the FERC as part of the relicensing process. The supplement included feedback on proposed modifications of the 2007 final environmental impact statement (EIS) for the HCC, as well as an updated cost analysis of the HCC and a request that the FERC issue a 50-year license and initiate a supplemental National Environmental Policy Act (NEPA) process at the FERC. Idaho Power prepared draft biological assessments in consultation with the U.S. Fish and Wildlife Service (USFWS) and the National Marine Fisheries Service (NMFS) and filed those with the FERC in October 2020. The draft biological assessments provide information to the USFWS and the NMFS that is necessary to issue their biological opinion as required under the Endangered Species Act (ESA). Since December 2020, Idaho Power has responded to sixteen additional information requests issued by the FERC staff to aid in the FERC's analysis.

In June 2022, the FERC issued a notice of intent to prepare a supplemental EIS in accordance with NEPA. The FERC indicated that the supplemental EIS would address the new and revised measures proposed by the CWA 401 certification settlement, the conditions contained in the Oregon and Idaho water quality certifications, and the information provided in the draft biological assessments. The FERC also reinitiated informal consultation with the USFWS and the NMFS under section 7 of the ESA. In the notice of intent, the FERC predicted that the draft supplemental EIS would be published in June 2023 and the final supplemental EIS in December 2023.

Idaho Power estimates that the annual costs it will incur to obtain a new long-term license for the HCC, including AFUDC, are likely to range from $30 million to $40 million until issuance of the license. Subsequent to the issuance of a new license, Idaho Power expects to incur increased annual operating and maintenance costs to comply with the requirements of any new license and would seek to recover those increased costs through regulatory proceedings. Although Idaho Power is unable to predict the exact timing that the FERC will issue a new license or the ultimate capital investment and ongoing operating and maintenance costs Idaho Power will incur in complying with any new license, as of the date of this report, Idaho Power believes issuance of a new HCC license by the FERC will be in 2024 or thereafter.

Relicensing costs for Idaho Power's hydropower projects are recorded as construction work in progress until new multi-year licenses are issued by the FERC, at which time the charges are transferred to electric plant in service. Idaho Power expects to seek recovery of relicensing costs and costs related to a new long-term license through the regulatory process. Relicensing costs of $432 million (including AFUDC) for the HCC were included in construction work in progress at March 31, 2023. As of the date of this report, the IPUC authorizes Idaho Power to include in its Idaho jurisdiction rates $8.8 million of AFUDC annually relating to the HCC relicensing project. Collecting these amounts currently will reduce future collections when HCC relicensing costs are approved for recovery in base rates. As of March 31, 2023, Idaho Power's regulatory liability for collection of AFUDC relating to the HCC was approximately $213 million.

American Falls Relicensing: In April 2020, the FERC formally initiated the relicensing of the American Falls hydropower facility, which is Idaho Power's largest hydropower facility outside of the HCC, with a generating capacity of 92.3 MW. Idaho Power owns the generation facility but not the structural dam itself, which is owned by the U.S. Bureau of Reclamation. The FERC recognized Idaho Power’s pre-application document, including a proposed process plan and schedule, and recognized Idaho Power’s intent to file an application for a license. In February 2023, following the public comment period on its draft license application, Idaho Power filed a final license application with the FERC. The relicensing has begun the process of informal ESA Section 7 consultation with the USFWS and Section 106 of the National Historic Preservation Act consultation with the Idaho State Historic Preservation Office. American Falls' current license expires in 2025, and as of the date of this report, Idaho Power expects the FERC to issue a new license for this facility concurrent with or prior to the existing license expiration.

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
•reduce the output from current generating facilities; or
•require the acquisition of alternative sources of energy or storage technology, increased transmission wheeling, or construction of additional generating facilities, which could result in higher costs.

Current and future environmental laws and regulations could significantly increase the cost of operating fossil fuel-fired generation plants and constructing new generation and transmission facilities, in large part through the substantial cost of permitting activities and the required installation of additional pollution control devices. In many parts of the United States, some higher-cost, high-emission coal-fired plants have ceased operation or the plant owners have announced a near-term cessation of operation, as the cost of compliance makes the plants uneconomical to operate. The decision to cease operation of the Boardman power plant in 2020 was based in part on the significant cost of compliance with environmental laws and regulations. The decision to pursue an end to participation in coal-fired operations at the Valmy plant was also based primarily on the economics of continuing coal-fired generation at the plant. Beyond increasing costs generally, these environmental laws and regulations could affect IDACORP's and Idaho Power's results of operations and financial condition if the costs associated with these environmental requirements and early plant retirements cannot be fully recovered in rates on a timely basis.

Part I - "Business - Utility Operations - Environmental Regulation and Costs" in the 2022 Annual Report, includes a summary of Idaho Power's expected capital and operating expenditures for environmental matters during the period from 2023 to 2025. Given the uncertainty of future environmental regulations and technological advances, there is uncertainty around near-term estimates, and Idaho Power is also unable to predict its environmental-related expenditures beyond 2025, though they could be substantial.

A summary of notable environmental matters (including conditions and events associated with climate change) impacting, or expected to potentially impact, IDACORP and Idaho Power is included in Part II, Item 7 - "MD&A - Environmental Issues" and "MD&A - Liquidity and Capital Resources - Capital Requirements - Environmental Regulation Costs" in the 2022 Annual Report. Recent developments in certain environmental matters relevant to Idaho Power are described below.

Clean Air Act Matters

Regional Haze Rules: In accordance with federal regional haze rules under the CAA, coal-fired utility boilers are subject to regional haze - best available retrofit technology (RH BART) if they were built between 1962 and 1977 and affect any "Class I" (wilderness) areas. This includes all units at the Jim Bridger plant, which are subject to regulation by both U.S. Environmental Protection Agency (EPA) and WDEQ.

In March 2023, the EPA issued a final rule under the CAA called the Federal Implementation Plan Addressing Regional Ozone Transport for the 2015 National Ambient Air Quality Standards (Good Neighbor Plan) establishing NOx emissions budgets requiring fossil fuel-fired power plants, excluding those located in Wyoming, to participate in an allowance-based ozone season trading program beginning 60 days from publication of the rule in the Federal Register. As of the date of this report, the final rule has not been published. Based on implementation of the Good Neighbor Plan in Nevada, under certain conditions Idaho Power could have reduced ability to use the full available output at the Valmy plant in order to comply with the Good Neighbor Plan limitations. As of the date of this report, Idaho Power continues to evaluate the specific impacts the Good Neighbor Plan will have on its operations at the Valmy plant. The EPA has indicated its intent to defer implementation of the final rule in Wyoming pending further review of updated air quality and contribution modeling. If the Good Neighbor Plan is implemented in Wyoming, Idaho Power similarly anticipates under certain conditions it could have reduced ability to use the full available output at the Jim Bridger plant.

Clean Water Act Matters

Definition of “Waters of the United States” Under the CWA: Since 2015, the EPA and U.S. Army Corps of Engineers (USACE) have been struggling to define the scope of "waters of the United States" (WOTUS) under the CWA. The WOTUS definition is fundamental to the application of the CWA because only those bodies of water designated as WOTUS are protected from unlawful discharge of pollutants under the CWA.

In December 2022, after multiple rulemakings involving various Presidential Administrations and federal court reviews of those rules, the EPA and USACE issued a final rule revising and expanding the definition of WOTUS under the CWA, which went into effect on March 20, 2023. On March 19, 2023, one day prior to the new rule going into effect, the U.S. District Court for the Southern District of Texas issued a preliminary injunction blocking implementation of the rule in Texas and Idaho. Subsequently, on April 12, 2023, the U.S. District Court for the District of North Dakota halted implementation of the final rule in 24 additional states. Review of these decisions by the U.S. Supreme Court is likely imminent and could provide nationwide clarity of the federal government’s jurisdiction over WOTUS. If the new rule becomes effective in Idaho, Idaho Power expects the rule may cause Idaho Power to incur additional permitting, regulatory requirements, and other associated costs, but Idaho Power anticipates the aggregate amount of increased costs is unlikely to have a material adverse effect on its operations or financial condition, in part due to the relatively arid climate of Idaho Power's service area. Similarly, because the CWA applies to most of Idaho Power's facilities, including its hydropower plants, Idaho Power does not expect the new rule to materially impact Idaho Power's operations or financial condition.

CWA Permitting: Idaho Power's hydropower generation facilities are subject to compliance and permitting obligations under the CWA. Idaho Power has been engaged for several years with the EPA, and is now engaged with the Idaho Department of Environmental Quality (IDEQ), regarding Idaho Power's CWA permitting obligations and compliance status for those facilities. Idaho Power has in the past, and expects in the future, to incur costs associated with those permitting and compliance obligations, but as of the date of this report, Idaho Power is unable to estimate with any reasonable certainty those costs. Idaho Power also expects to incur additional costs associated with the relicensing of its hydroelectric facilities, as discussed elsewhere in this report.

In June 2022, Idaho Power and the IDEQ entered into a consent judgment in the district courts for the third, fourth, fifth, and sixth judicial districts of the State of Idaho to resolve a National Pollutant Discharge Elimination System permitting issue related to 15 of Idaho Power’s hydropower projects that required Idaho Power to pay a $1.1 million fine, implement interim measures for compliance, and ultimately submit applications for new permits at each of the dams subject to the consent judgment. As of the date of this report, Idaho Power has submitted new permit applications for seven of the dams and anticipates completing all submissions by June 2024. Due to a misinterpretation of law, the EPA cancelled water discharge permits in the mid-1990’s, and Idaho Power recently determined that those permits are applicable for operation of the dams. However, Idaho Power believes that the dams would have been in compliance with the earlier permits had they remained in place.

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

IDACORP’s and Idaho Power’s critical accounting policies are reviewed by the audit committees of the boards of directors. These policies have not changed materially from the discussion of those policies included under "Critical Accounting Policies and Estimates" in the 2022 Annual Report.

Recently Issued Accounting Pronouncements

There have been no recently issued accounting pronouncements that have had or are expected to have a material impact on IDACORP's or Idaho Power's condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IDACORP is exposed to market risks, including changes in interest rates, changes in commodity prices, credit risk, and equity price risk. The following discussion summarizes material changes in these risks since December 31, 2022, and the financial instruments, derivative instruments, and derivative commodity instruments sensitive to changes in interest rates, commodity prices, and equity prices that were held at March 31, 2023. IDACORP has not entered into any of these market-risk-sensitive instruments for trading purposes.

Interest Rate Risk

IDACORP manages interest expense and short- and long-term liquidity through a combination of fixed rate and variable rate debt. Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly-rated financial institutions may be used to achieve the desired combination.

Variable Rate Debt: As of March 31, 2023, IDACORP had no net variable rate debt, as the carrying value of short-term investments exceeded the carrying value of outstanding variable rate debt.

Fixed Rate Debt: As of March 31, 2023, IDACORP had $2.5 billion in fixed rate debt, with a fair value of approximately $2.4 billion. These instruments are fixed rate and, therefore, do not expose the companies to a loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $290 million if market interest rates were to decline by one percentage point from their March 31, 2023, levels.

Commodity Price Risk

IDACORP's exposure to changes in commodity prices is related to Idaho Power's ongoing utility operations that produce electricity to meet the demand of its retail electric customers. These changes in commodity prices are mitigated in large part by Idaho Power's Idaho and Oregon power cost adjustment mechanisms. To supplement its supply resources and balance its supply of power with the demand of its retail customers, Idaho Power participates in the wholesale marketplace. IDACORP's commodity price risk as of March 31, 2023, had not changed materially from that reported in Item 7A of IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2022 (2022 Annual Report). Information regarding Idaho Power’s use of derivative instruments to manage commodity price risk can be found in Note 11 - "Derivative Financial Instruments" to the condensed consolidated financial statements included in this report.

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

The use of performance assurance collateral in the form of cash, letters of credit, or guarantees is common industry practice. Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties. As of March 31, 2023, Idaho Power posted $63 million performance assurance collateral related to these contracts. Should Idaho Power experience a reduction in its credit rating on Idaho Power's unsecured debt to below investment grade, Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral. Counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions. Based upon Idaho Power's energy and fuel portfolio and market conditions as of March 31, 2023, the amount of collateral that could be requested upon a downgrade to below investment grade was approximately $44.6 million. To minimize capital requirements, Idaho Power actively monitors the portfolio exposure and the potential exposure to additional requests for performance assurance collateral calls through sensitivity analysis.

IDACORP's credit risk related to uncollectible accounts, net of amounts reserved, as of March 31, 2023, had not changed materially from that reported in Item 7A of the 2022 Annual Report, except as disclosed in Note 4 - "Revenues" to the condensed consolidated financial statements included in this report. Additional information regarding Idaho Power’s management of credit risk and credit contingent features can be found in Note 11 - "Derivative Financial Instruments" to the condensed consolidated financial statements included in this report.

Equity Price Risk

IDACORP is exposed to price fluctuations in equity markets, primarily through Idaho Power's defined benefit pension plan assets, a mine reclamation trust fund owned by an equity-method investment of Idaho Power, and other equity security investments at Idaho Power. The equity securities held by the pension plan and in such accounts are diversified to achieve broad market participation and reduce the impact of any single investment, sector, or geographic region. Idaho Power has established asset allocation targets for the pension plan holdings, which are described in Note 11 - "Benefit Plans" to the consolidated financial statements included in the 2022 Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

IDACORP: The Chief Executive Officer and the Chief Financial Officer of IDACORP, based on their evaluation of IDACORP’s disclosure controls and procedures (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (Exchange Act)) as of March 31, 2023, have concluded that IDACORP’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective as of that date.

Idaho Power: The Chief Executive Officer and the Chief Financial Officer of Idaho Power, based on their evaluation of Idaho Power’s disclosure controls and procedures (pursuant to Rule 13a-15(b) of the Exchange Act) as of March 31, 2023, have concluded that Idaho Power’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective as of that date.

Changes in Internal Control over Financial Reporting

There have been no changes in IDACORP's or Idaho Power's internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, IDACORP's or Idaho Power's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

The factors discussed in Part I - Item 1A - "Risk Factors" in IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2022, could materially affect IDACORP’s and Idaho Power's business, financial condition, or future results. In addition to those risk factors and other risks discussed in this report, see "Cautionary Note Regarding Forward-Looking Statements" in this report for additional factors that could have a significant impact on IDACORP's or Idaho Power's operations, results of operations, or financial condition and could cause actual results to differ materially from those anticipated in forward-looking statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Restrictions on Dividends

See Note 6 - "Common Stock" to the condensed consolidated financial statements included in this report for a description of restrictions on IDACORP's and Idaho Power's payment of dividends.

Issuer Purchases of Equity Securities

IDACORP did not repurchase any shares of its common stock during the quarter ended March 31, 2023.

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

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed or furnished, as applicable, with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023:

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

IDACORP, INC.
(Registrant)

Date:	May 4, 2023	By:	/s/ Lisa A. Grow
Lisa A. Grow
President and Chief Executive Officer

Date:	May 4, 2023	By:	/s/ Brian R. Buckham
Brian R. Buckham
Senior Vice President and Chief Financial Officer

IDAHO POWER COMPANY
(Registrant)

Date:	May 4, 2023	By:	/s/ Lisa A. Grow
Lisa A. Grow
President and Chief Executive Officer

Date:	May 4, 2023	By:	/s/ Brian R. Buckham
Brian R. Buckham
Senior Vice President and Chief Financial Officer