Form 10-Q
period 2023-06-30
IDACORP INC; IDAHO POWER CO
filed 2023-08-03
CIK 1057877, 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from __________ to __________
	Exact name of registrants as specified	I.R.S. Employer
Commission File	in their charters, address of principal	Identification
Number	executive offices, zip code and telephone number	Number
1-14465	IDACORP, Inc.	82-0505802
1-3198	Idaho Power Company	82-0130980

1221 W. Idaho Street
Boise,	Idaho	83702-5627
(208)	388-2200

State of Incorporation:	Idaho

None
Former name, former address and former fiscal year, if changed since last report.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	IDA	New York Stock Exchange

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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).
IDACORP, Inc.: Yes ☐ No ☒      Idaho Power Company: Yes ☐ No ☒

Number of shares of common stock outstanding as of July 28, 2023:
IDACORP, Inc.:        50,614,789
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

COMMONLY USED TERMS

The following select abbreviations, terms, or acronyms are commonly used or found in multiple locations in this report:

2022 Annual Report	-	IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2022
ADITC	-	Accumulated Deferred Investment Tax Credits
AFUDC	-	Allowance for Funds Used During Construction
AOCI	-	Accumulated Other Comprehensive Income
BCC	-	Bridger Coal Company, a joint venture of IERCo
BPA	-	Bonneville Power Administration
CWA	-	Clean Water Act
EIS	-	Environmental Impact Statement
EPA	-	U.S. Environmental Protection Agency
FCA	-	Fixed Cost Adjustment
FERC	-	Federal Energy Regulatory Commission
HCC	-	Hells Canyon Complex
IDACORP	-	IDACORP, Inc., an Idaho corporation
Idaho Power	-	Idaho Power Company, an Idaho corporation
Idaho ROE	-	Idaho-jurisdiction return on year-end equity
Ida-West	-	Ida-West Energy Company, a subsidiary of IDACORP, Inc.
IERCo	-	Idaho Energy Resources Co., a subsidiary of Idaho Power Company
IFS	-	IDACORP Financial Services, a subsidiary of IDACORP, Inc.
IPUC	-	Idaho Public Utilities Commission
IRP	-	Integrated Resource Plan
Jim Bridger plant	-	Jim Bridger power plant
kWh	-	Kilowatt-hour
MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MW	-	Megawatt
MWh	-	Megawatt-hour
NAV	-	Net asset value
O&M	-	Operations and Maintenance
OATT	-	Open Access Transmission Tariff
OPUC	-	Public Utility Commission of Oregon
PCA	-	Idaho-Jurisdiction Power Cost Adjustment
PCAOB	-	Public Company Accounting Oversight Board (United States)
PURPA	-	Public Utility Regulatory Policies Act of 1978
RFP	-	Request for Proposals
SEC	-	U.S. Securities and Exchange Commission
SMSP	-	Security Plan for Senior Management Employees
USFWS	-	U.S. Fish and Wildlife Service
Valmy plant	-	Idaho Power's jointly-owned coal-fired generating plant in Valmy, Nevada
WMP	-	Wildfire Mitigation Plan
WOTUS	-	Waters of the United States
WRAP	-	Western Resource Adequacy Program

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
•expenses and risks associated with supplier and contractor delays and failure to satisfy project quality and performance standards, on utility infrastructure projects and the potential impacts of those delays on Idaho Power's ability to serve customers;
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
•changes in, failure to comply with, and costs of compliance with laws, regulations, policies, and orders including those relating to reliability and security, the environment, climate change, natural resources, and threatened and endangered species, and associated mitigation requirements, which may result in penalties and fines, increase compliance and operational costs, and impact recovery associated with increased costs through rates;
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
•accidents, electrical contacts, fires (either affecting or caused by Idaho Power facilities or infrastructure), explosions, infrastructure failures, general system damage or dysfunction, and other unplanned events that may occur while operating and maintaining assets, which can cause unplanned outages; reduce generating output, damage company assets, operations, or reputation; subject Idaho Power to third-party claims for property damage, personal injury, or loss of life; or result in the imposition of fines and penalties; insurance coverage for such operating and event risks is subject to the terms and limitations of the available policies and may not be sufficient in amount to cover Idaho Power’s ultimate liability;
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
•changes in tax laws or related regulations or interpretations of applicable laws or regulations by federal, state, or local taxing jurisdictions, and the availability of tax credits;
•inability to timely obtain and the cost of obtaining and complying with required governmental permits and approvals, licenses, rights-of-way, and siting for transmission and generation projects and hydropower facilities;
•ability to obtain debt and equity financing or refinance existing debt when necessary and on satisfactory terms, which can be affected by factors such as credit ratings, reputational harm, volatility or disruptions in the financial markets, interest rate fluctuations, decisions by the Idaho or Oregon public utility commissions, and the companies' past or projected financial performance;
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
•ability to continue to pay dividends and achieve target dividend payout ratios based on financial performance, capital requirements, and in light of credit rating considerations, contractual covenants and restrictions, and regulatory limitations; and
•adoption of or changes in accounting policies and principles, changes in accounting estimates, and new SEC or New York Stock Exchange requirements or new interpretations of existing requirements.

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

IDACORP, Inc.
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Operating Revenues:
Electric utility revenues	$412,727	$357,668	$842,065	$701,589
Other	1,111	1,055	1,432	1,422
Total operating revenues	413,838	358,723	843,497	703,011

Operating Expenses:
Electric utility:
Purchased power	91,460	91,727	262,554	177,151
Fuel expense	31,113	34,417	120,194	80,119
Power cost adjustment	49,629	(426)	(1,708)	(825)
Other operations and maintenance	97,123	100,556	189,164	192,642
Energy efficiency programs	6,552	6,609	11,767	13,198
Depreciation	47,108	34,830	92,499	79,287
Other electric utility operating expenses	7,846	8,865	16,871	17,765
Total electric utility operating expenses	330,831	276,578	691,341	559,337
Other	713	639	1,758	1,500
Total operating expenses	331,544	277,217	693,099	560,837

Operating Income	82,294	81,506	150,398	142,174

Nonoperating (Income) Expense:
Allowance for equity funds used during construction	(11,173)	(9,287)	(21,081)	(18,410)
Earnings of unconsolidated equity-method investments	(2,739)	(2,288)	(5,192)	(4,596)
Interest on long-term debt	28,579	21,374	53,547	42,443
Other interest	4,609	3,860	9,363	7,675
Allowance for borrowed funds used during construction	(5,161)	(3,481)	(9,389)	(6,865)
Other income, net	(8,816)	(1,551)	(16,964)	(3,163)
Total nonoperating expense, net	5,299	8,627	10,284	17,084

Income Before Income Taxes	76,995	72,879	140,114	125,090

Income Tax Expense	8,131	8,291	15,226	14,317

Net Income	68,864	64,588	124,888	110,773
Income attributable to noncontrolling interests	(290)	(301)	(216)	(225)
Net Income Attributable to IDACORP, Inc.	$68,574	$64,287	$124,672	$110,548

Weighted Average Common Shares Outstanding - Basic	50,725	50,668	50,707	50,650
Weighted Average Common Shares Outstanding - Diluted	50,758	50,687	50,741	50,673
Earnings Per Share of Common Stock:
Earnings Attributable to IDACORP, Inc. - Basic	$1.35	$1.27	$2.46	$2.18
Earnings Attributable to IDACORP, Inc. - Diluted	$1.35	$1.27	$2.46	$2.18

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)

Net Income	$68,864	$64,588	$124,888	$110,773
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $51, $290, $102, and $580, respectively	147	837	293	1,674
Total Comprehensive Income	69,011	65,425	125,181	112,447
Income attributable to noncontrolling interests	(290)	(301)	(216)	(225)
Comprehensive Income Attributable to IDACORP, Inc.	$68,721	$65,124	$124,965	$112,222

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2023	December 31, 2022
	(in thousands)
Assets

Current Assets:
Cash and cash equivalents	$134,779	$177,577
Receivables:
Customer (net of allowance of $3,856 and $5,034, respectively)	112,730	114,173
Other (net of allowance of $567 and $512, respectively)	56,419	51,179
Income taxes receivable	—	13,734
Accrued unbilled revenues	93,000	84,862
Materials and supplies (at average cost)	121,215	92,461
Fuel stock (at average cost)	16,498	14,762
Prepayments	23,832	24,517
Current regulatory assets	174,848	80,049
Other	313	40,339
Total current assets	733,634	693,653
Investments	126,839	121,352
Property, Plant and Equipment:
Utility plant in service	6,984,783	6,828,467
Accumulated provision for depreciation	(2,544,166)	(2,465,279)
Utility plant in service - net	4,440,617	4,363,188
Construction work in progress	990,181	785,706
Utility plant held for future use	8,860	7,130
Other property, net of accumulated depreciation	16,466	16,946
Property, plant and equipment - net	5,456,124	5,172,970
Other Assets:
Company-owned life insurance	77,999	73,944
Regulatory assets	1,381,398	1,421,912
Other	63,074	59,427
Total other assets	1,522,471	1,555,283
Total	$7,839,068	$7,543,258

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2023	December 31, 2022
	(in thousands)
Liabilities and Equity

Current Liabilities:
Accounts payable	$223,653	$292,719
Taxes accrued	30,640	8,565
Interest accrued	32,026	24,060
Accrued compensation	47,948	59,265
Current regulatory liabilities	6,405	63,957
Advances from customers	91,262	72,222
Other	36,404	27,777
Total current liabilities	468,338	548,565
Other Liabilities:
Deferred income taxes	861,478	873,916
Regulatory liabilities	803,547	796,644
Pension and other postretirement benefits	238,777	238,037
Other	123,221	77,336
Total other liabilities	2,027,023	1,985,933
Long-Term Debt	2,482,352	2,194,145
Commitments and Contingencies
Equity:
IDACORP, Inc. shareholders’ equity:
Common stock, no par value (120,000 shares authorized; 50,615 and 50,562 shares issued, respectively)	884,309	882,189
Retained earnings	1,982,083	1,937,972
Accumulated other comprehensive loss	(12,629)	(12,922)
Total IDACORP, Inc. shareholders’ equity	2,853,763	2,807,239
Noncontrolling interests	7,592	7,376
Total equity	2,861,355	2,814,615
Total	$7,839,068	$7,543,258

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2023	2022
	(in thousands)
Operating Activities:
Net income	$124,888	$110,773
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	94,677	81,351
Deferred income taxes and investment tax credits	(15,209)	(16,953)
Changes in regulatory assets and liabilities	(8,255)	8,658
Pension and postretirement benefit plan expense	13,626	14,484
Contributions to pension and postretirement benefit plans	(13,818)	(12,122)
Earnings of equity-method investments	(5,192)	(4,596)
Distributions from equity-method investments	—	4,265
Allowance for equity funds used during construction	(21,081)	(18,410)
Other non-cash adjustments to net income, net	3,550	5,953
Change in:
Accounts receivable and unbilled revenues	(28,539)	(31,690)
Prepayments	(2,762)	743
Materials, supplies, and fuel stock	(30,490)	858
Accounts and wages payable	(138,469)	(23,439)
Taxes accrued/receivable	35,809	31,253
Other assets and liabilities	(1,956)	4,827
Net cash provided by operating activities	6,779	155,955
Investing Activities:
Additions to property, plant and equipment	(274,167)	(194,094)
Payments received from transmission project joint funding partners	8,953	5,531
Investments in affordable housing and other real estate tax credits projects	135	(2,665)
Investments in unconsolidated affiliates	(4,900)	—
Distributions from equity-method investments, return of investment	—	10,335
Purchases of equity securities	(1,926)	(27,942)
Purchases of held-to-maturity securities	(733)	(29,692)
Proceeds from the sale of equity securities	4,401	52,833
Purchases of short-term investments	—	(25,000)
Other	4,438	6,767
Net cash used in investing activities	(263,799)	(203,927)
Financing Activities:
Issuance of long-term debt	522,000	150,000
Discount on issuance of long-term debt	(3,772)	—
Retirement of long-term debt	(225,000)	—
Dividends on common stock	(80,538)	(76,339)
Tax withholdings on net settlements of share-based awards	(3,255)	(2,958)
Other	4,787	(88)
Net cash provided by financing activities	214,222	70,615
Net (decrease) increase in cash and cash equivalents	(42,798)	22,643
Cash and cash equivalents at beginning of the period	177,577	215,243
Cash and cash equivalents at end of the period	$134,779	$237,886
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$—	$6,265
Interest (net of amount capitalized)	$43,927	$41,657
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$137,717	$70,063

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Common Stock
Balance at beginning of period	$882,104	$875,067	$882,189	$874,896
Share-based compensation expense	2,167	2,262	5,304	5,364
Tax withholdings on net settlements of share-based awards	—	—	(3,255)	(2,958)
Other	38	33	71	60
Balance at end of period	884,309	877,362	884,309	877,362
Retained Earnings
Balance at beginning of period	1,953,727	1,841,644	1,937,972	1,833,580
Net income attributable to IDACORP, Inc.	68,574	64,287	124,672	110,548
Common stock dividends ($0.79, $0.75, $1.58, and $1.50 per share, respectively)	(40,218)	(38,120)	(80,561)	(76,317)
Balance at end of period	1,982,083	1,867,811	1,982,083	1,867,811
Accumulated Other Comprehensive Loss
Balance at beginning of period	(12,776)	(39,203)	(12,922)	(40,040)
Unfunded pension liability adjustment (net of tax)	147	837	293	1,674
Balance at end of period	(12,629)	(38,366)	(12,629)	(38,366)
Total IDACORP, Inc. shareholders’ equity at end of period	2,853,763	2,706,807	2,853,763	2,706,807
Noncontrolling Interests
Balance at beginning of period	7,302	6,722	7,376	6,798
Net income attributable to noncontrolling interests	290	301	216	225
Balance at end of period	7,592	7,023	7,592	7,023
Total equity at end of period	$2,861,355	$2,713,830	$2,861,355	$2,713,830

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)

Operating Revenues	$412,727	$357,668	$842,065	$701,589

Operating Expenses:
Operation:
Purchased power	91,460	91,727	262,554	177,151
Fuel expense	31,113	34,417	120,194	80,119
Power cost adjustment	49,629	(426)	(1,708)	(825)
Other operations and maintenance	97,123	100,556	189,164	192,642
Energy efficiency programs	6,552	6,609	11,767	13,198
Depreciation	47,108	34,830	92,499	79,287
Other operating expenses	7,846	8,865	16,871	17,765
Total operating expenses	330,831	276,578	691,341	559,337

Operating Income	81,896	81,090	150,724	142,252

Nonoperating (Income) Expense:
Allowance for equity funds used during construction	(11,173)	(9,287)	(21,081)	(18,410)
Earnings of unconsolidated equity-method investments	(1,923)	(1,784)	(4,395)	(4,265)
Interest on long-term debt	28,579	21,374	53,547	42,443
Other interest	4,529	3,854	9,203	7,665
Allowance for borrowed funds used during construction	(5,161)	(3,481)	(9,389)	(6,865)
Other income, net	(8,319)	(1,337)	(15,845)	(2,978)
Total nonoperating expense, net	6,532	9,339	12,040	17,590

Income Before Income Taxes	75,364	71,751	138,684	124,662

Income Tax Expense	8,284	9,316	15,894	16,013

Net Income	$67,080	$62,435	$122,790	$108,649

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)

Net Income	$67,080	$62,435	$122,790	$108,649
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $51, $290, $102, and $580, respectively	147	837	293	1,674
Total Comprehensive Income	$67,227	$63,272	$123,083	$110,323

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2023	December 31, 2022
	(in thousands)
Assets

Current Assets:
Cash and cash equivalents	$104,455	$108,933
Receivables:
Customer (net of allowance of $3,856 and $5,034, respectively)	112,730	114,173
Other (net of allowance of $567 and $512, respectively)	56,167	50,754
Income taxes receivable	—	13,108
Accrued unbilled revenues	93,000	84,862
Materials and supplies (at average cost)	121,215	92,461
Fuel stock (at average cost)	16,498	14,762
Prepayments	23,703	24,396
Current regulatory assets	174,848	80,049
Other	313	40,339
Total current assets	702,929	623,837
Investments	86,096	78,791
Property, Plant and Equipment:
Plant in service	6,984,783	6,828,467
Accumulated provision for depreciation	(2,544,166)	(2,465,279)
Plant in service - net	4,440,617	4,363,188
Construction work in progress	990,181	785,706
Plant held for future use	8,860	7,130
Other property	4,316	4,558
Property, plant and equipment, net	5,443,974	5,160,582
Other Assets:
Company-owned life insurance	77,999	73,944
Regulatory assets	1,381,398	1,421,912
Other	54,721	52,038
Total other assets	1,514,118	1,547,894
Total	$7,747,117	$7,411,104

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2023	December 31, 2022
	(in thousands)
Liabilities and Equity

Current Liabilities:
Accounts payable	$222,977	$292,616
Accounts payable to affiliates	59,126	56,338
Taxes accrued	32,808	9,101
Interest accrued	32,026	24,060
Accrued compensation	47,728	58,959
Current regulatory liabilities	6,405	63,957
Advances from customers	91,262	72,222
Other	34,854	26,199
Total current liabilities	527,186	603,452
Other Liabilities:
Deferred income taxes	858,421	870,692
Regulatory liabilities	803,547	796,644
Pension and other postretirement benefits	238,777	238,037
Other	122,666	76,471
Total other liabilities	2,023,411	1,981,844
Long-Term Debt	2,482,352	2,194,145
Commitments and Contingencies
Equity:
Common stock, $2.50 par value (50,000 shares authorized; 39,151 shares outstanding)	97,877	97,877
Premium on capital stock	712,258	712,258
Capital stock expense	(2,097)	(2,097)
Retained earnings	1,918,759	1,836,547
Accumulated other comprehensive loss	(12,629)	(12,922)
Total equity	2,714,168	2,631,663
Total	$7,747,117	$7,411,104

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2023	2022
	(in thousands)
Operating Activities:
Net income	$122,790	$108,649
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	94,382	81,053
Deferred income taxes and investment tax credits	(18,097)	(19,471)
Changes in regulatory assets and liabilities	(8,255)	8,658
Pension and postretirement benefit plan expense	13,626	14,484
Contributions to pension and postretirement benefit plans	(13,818)	(12,122)
Earnings of equity-method investments	(4,395)	(4,265)
Distributions from equity-method investments	—	4,265
Allowance for equity funds used during construction	(21,081)	(18,410)
Other non-cash adjustments to net income, net	(1,665)	464
Change in:
Accounts receivable and unbilled revenues	(28,436)	(31,709)
Prepayments	(2,754)	754
Materials, supplies, and fuel stock	(30,490)	858
Accounts and wages payable	(136,183)	(23,426)
Taxes accrued/receivable	36,814	30,097
Other assets and liabilities	(1,837)	4,813
Net cash provided by operating activities	601	144,692
Investing Activities:
Additions to property, plant and equipment	(274,162)	(193,940)
Payments received from transmission project joint funding partners	8,953	5,531
Distributions from equity-method investments, return of investment	—	10,335
Investments in unconsolidated affiliates	(4,900)	—
Purchases of equity securities	(1,576)	(27,118)
Purchases of held-to-maturity securities	(733)	(29,692)
Proceeds from the sale of equity securities	4,401	52,833
Other	5,473	7,282
Net cash used in investing activities	(262,544)	(174,769)
Financing Activities:
Issuance of long-term debt	522,000	150,000
Discount on issuance of long-term debt	(3,772)	—
Retirement of long-term debt	(225,000)	—
Dividends on common stock	(40,625)	(76,318)
Other	4,862	(73)
Net cash provided by financing activities	257,465	73,609
Net (decrease) increase in cash and cash equivalents	(4,478)	43,532
Cash and cash equivalents at beginning of the period	108,933	60,075
Cash and cash equivalents at end of the period	$104,455	$103,607
Supplemental Disclosure of Cash Flow Information:
Cash paid to IDACORP related to income taxes	$—	$10,645
Cash paid for interest (net of amount capitalized)	$43,767	$41,647
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$137,717	$70,063

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

Financial Statements

In the opinion of management of IDACORP and Idaho Power, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly each company's condensed consolidated balance sheets as of June 30, 2023, condensed consolidated statements of income for the three months and six months ended June 30, 2023 and 2022, and condensed consolidated cash flows for the six months ended June 30, 2023 and 2022. These adjustments are of a normal and recurring nature. These financial statements do not contain the complete detail or note disclosures concerning accounting policies and other matters that would be included in full-year financial statements and should be read in conjunction with the audited consolidated financial statements included in IDACORP’s and Idaho Power’s Annual Report on Form 10-K for the year ended December 31, 2022 (2022 Annual Report). The statements of income for the interim period are not necessarily indicative of the results to be expected for the full year. A change in management's estimates or assumptions could have a material impact on IDACORP's or Idaho Power's respective balance sheets and statements of income during the period in which such change occurred.

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

Income Tax Expense

The following table provides a summary of income tax expense for the six months ended June 30, 2023 and 2022 (in thousands):

	IDACORP		Idaho Power
	2023	2022	2023	2022
Income tax at statutory rates (federal and state)	$36,010	$32,140	$35,697	$32,088
Additional accumulated deferred investment tax credits (ADITC) amortization	(7,500)	—	(7,500)	—
Excess deferred income tax reversal	(5,342)	(5,703)	(5,342)	(5,703)
Other(1)	(7,942)	(12,120)	(6,961)	(10,372)
Income tax expense	$15,226	$14,317	$15,894	$16,013
Effective tax rate	10.9%	11.5%	11.5%	12.8%
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

On June 1, 2023, Idaho Power filed a general rate case with the IPUC. The filing is based on a 2023 test year and requests approximately $111 million in additional Idaho jurisdiction annual revenues, which is net of a corresponding proposed power cost adjustment (PCA) decrease of $173.4 million and a reduction to annual energy efficiency rider collection of $3.5 million. If approved, this request would result in an 8.61 percent overall average net base rate increase for Idaho Power's Idaho customers. The filing requests, among other items, a 10.4 percent authorized rate of return on equity and an approximate $3.9 billion Idaho retail rate base. The $3.9 billion of rate base excludes rate base associated with Idaho Power's jointly-owned coal facilities, the costs of which are recovered under separate rate mechanisms. In its application, Idaho Power proposed a capitalization structure of 49 percent long-term debt and 51 percent common stock equity. Idaho Power included an average cost of debt of 4.895 percent, and an overall cost of capital of 7.702 percent.

In addition, Idaho Power's filing requests approval or authorization of, among other items:

•Modifications to the Idaho-jurisdiction power cost adjustment (PCA) necessary to support the transfer of certain base level net power supply costs from the PCA to base rates;
•Modifications to the energy efficiency rider to support the transfer of energy efficiency labor-related cost collection from the annual energy efficiency rider into base rates;
•Modifications to the fixed cost adjustment (FCA) mechanism to support Idaho Power's proposed rate designs;
•Continued deferral of incremental vegetation management and insurance costs in 2024 and beyond as measured from a new base level of costs established in the general rate case;
•An annual $18 million increase in collection of Idaho Power’s regulatory asset associated with its defined benefit pension plan contributions;
•A rate increase mitigation measure, in lieu of increasing base rates, to (1) move an estimated $45 million of investment tax credits, including from certain battery storage projects, to the existing ADITC and revenue sharing mechanism described in more detail below, and (2) increase the existing $25 million maximum allowed annual additional accelerated ADITC amortization amount under the mechanism by a dollar amount of investment tax credits equal to the actual revenue requirement of those battery storage projects in any applicable year;
•Deferral and amortization of annual differences between certain periodic maintenance costs at Idaho Power's natural gas-fired power plants; and
•A proposed residential price modernization plan.

As of the date of this report, Idaho Power is unable to predict the outcome of the general rate case. Idaho Power anticipates that new rates, if approved by the IPUC, would become effective on or after January 1, 2024.

Idaho Settlement Stipulations

A May 2018 Idaho settlement stipulation related to tax reform (May 2018 Idaho Tax Reform Settlement Stipulation) is described in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2022 Annual Report and includes provisions for the accelerated amortization of ADITC to help achieve a minimum 9.4 percent Idaho-jurisdiction return on year-end equity (Idaho ROE). In addition, under the May 2018 Idaho Tax Reform Settlement Stipulation, the Idaho ROE at which Idaho Power would begin amortizing additional ADITC would revert back to 95 percent of the authorized return on equity in the next general rate case. The settlement stipulation also provides for the potential sharing between Idaho Power and Idaho customers of Idaho-jurisdictional earnings in excess of a 10.0 percent Idaho ROE, which would adjust to the authorized return on equity in the next general rate case currently pending before the IPUC.

Based on its estimate of full-year 2023 Idaho ROE, in the three and six months ended June 30, 2023, Idaho Power recorded $3.8 million and $7.5 million, respectively, for additional ADITC amortization under the May 2018 Idaho Tax Reform Settlement Stipulation. The additional ADITC amortization was recorded in income tax expense on Idaho Power's condensed consolidated statements of income. Accordingly, at June 30, 2023, $37.5 million of additional ADITC remains available for future use. Idaho Power recorded no additional ADITC amortization or provision against revenues for sharing of earnings with customers during 2022.

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

In May 2023, the IPUC issued an order approving recovery of an incremental $200.2 million of Idaho-jurisdiction PCA revenues, which included an increase in the forecasted power supply cost component and the deferral balance component. The IPUC directed Idaho Power to spread recovery of the $190.2 million deferral balance component of the PCA over a two-year period from June 1, 2023, to May 31, 2025, resulting in a total PCA increase of $105.1 million, effective for the PCA collection period from June 1, 2023, to May 31, 2024. The order defers collection of $95.1 million of deferred PCA costs to the subsequent annual PCA collection period from June 1, 2024, to May 31, 2025. The net increase in PCA revenues reflects higher market energy and natural gas prices, combined with lower-than-expected hydropower generation and limited coal supply in the prior April 2022 to March 2023 PCA period. The net increase also reflects an expectation of continued elevated market energy and natural gas prices in the April 2023 to March 2024 forecast period under the PCA.

In May 2023, the OPUC issued an order approving Idaho Power's annual power cost update settlement, for a $7.7 million increase in Oregon-jurisdiction rates effective June 1, 2023.

Idaho Fixed Cost Adjustment Mechanism

The Idaho-jurisdiction FCA mechanism, applicable to Idaho residential and small commercial customers, is designed to remove a portion of Idaho Power’s financial disincentive to invest in energy efficiency programs by separating (or decoupling) the recovery of fixed costs from the variable kilowatt-hour (kWh) charge and linking it instead to a set amount per customer. Under Idaho Power's current rate design, Idaho Power recovers a portion of fixed costs through the variable kWh charge, which may result in over-collection or under-collection of fixed costs. To return over-collection to customers or to collect under-collection from customers, the FCA mechanism allows Idaho Power to accrue, or defer, the difference between the authorized fixed-cost recovery amount per customer and the actual fixed costs per customer recovered by Idaho Power during the year. The IPUC has discretion to cap the annual increase in the FCA recovery at 3 percent of base revenue, with any excess deferred for collection in a subsequent year. In May 2023, the IPUC issued an order approving a $10.1 million decrease in recovery from the FCA from $35.2 million to $25.1 million for the 2022 FCA deferral, with new rates effective for the period from June 1, 2023, to May 31, 2024.

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

The Bridger Order allows for regulatory accounting entries and establishes balancing accounts (recorded as regulatory assets or liabilities on Idaho Power’s and IDACORP’s consolidated balance sheets) to track differences between amounts recovered in rates and actual incremental costs and benefits associated with Idaho Power’s cessation of coal-fired operations at the Jim Bridger plant. The incremental costs and benefits include the revenue requirement associated with the incremental Jim Bridger plant coal-related investments made from 2012 through the end of 2020, forecasted coal-related investments, and near-term decommissioning costs, offset by other operations and maintenance (O&M) cost savings. The Bridger Order deemed all coal-related investments at the Jim Bridger plant from 2012 through 2020 to be prudent for recovery. In the Bridger Order, the IPUC reduced Idaho Power's requested rate increase from 2.1 percent in its amended filing to 1.5 percent, a reduction from a requested $27.1 million to $18.8 million annually. The Bridger Order provides that any uncollected amount resulting from the reduction in the rate increase will be recorded in the balancing account for future recovery with no carrying charge. Uncollected amounts tracked in this balancing account were included for recovery in Idaho Power's June 1, 2023, general rate case filing with the IPUC. Idaho Power anticipates making future filings with the IPUC that may result in periodic adjustments to rates to true up variances between revenue collections and actual revenue requirement amounts. The Bridger Order allows Idaho Power to earn a return on and recover through 2030 the net book value of coal-related assets at the Jim Bridger plant as of December 31, 2020, as well as forecasted coal-related investments.

Wildfire Mitigation Cost Recovery

In June 2021, the IPUC authorized Idaho Power to defer for future amortization incremental O&M and depreciation expense for certain capital investments necessary to implement Idaho Power's Wildfire Mitigation Plan (WMP). The IPUC also authorized Idaho Power to record these deferred expenses as a regulatory asset until Idaho Power can request amortization of the deferred costs in a future IPUC proceeding, at which time the IPUC will have the opportunity to review actual costs and determine the amount of prudently incurred costs that Idaho Power can recover through retail rates. In its 2021 application with the IPUC, Idaho Power projected spending approximately $47 million in incremental wildfire mitigation-related O&M and roughly $35 million in wildfire mitigation system-hardening incremental capital expenditures over a five-year period. The IPUC authorized a deferral period of five years, or until rates go into effect from Idaho Power's next general rate case, whichever is first. As of June 30, 2023, Idaho Power's deferral of Idaho-jurisdiction costs related to the WMP was $39.5 million.

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

4. REVENUES

The following table provides a summary of electric utility operating revenues for IDACORP and Idaho Power for the three months and six months ended June 30, 2023 and 2022 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue from contracts with customers	$385,229	$345,483	$770,895	$663,665
Alternative revenue programs and other revenues	27,498	12,185	71,170	37,924
Total electric utility operating revenues	$412,727	$357,668	$842,065	$701,589

Revenues from Contracts with Customers

The following table presents revenues from contracts with customers disaggregated by revenue source for the three months and six months ended June 30, 2023 and 2022 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Retail revenues:
Residential (includes $5,678, $5,459, $14,587, and $15,551, respectively, related to the FCA)(1)	$134,885	$124,593	$323,422	$293,888
Commercial (includes $296, $304, $572, and $588, respectively, related to the FCA)(1)	87,677	79,260	175,507	157,826
Industrial	58,245	51,987	113,789	101,047
Irrigation	62,781	57,659	63,713	58,700
Deferred revenue related to HCC relicensing AFUDC(2)	(1,927)	(1,927)	(4,046)	(4,046)
Total retail revenues	341,661	311,572	672,385	607,415
Less: FCA mechanism revenues(1)	(5,974)	(5,763)	(15,159)	(16,139)
Wholesale energy sales	15,201	6,980	45,397	10,015
Transmission wheeling-related revenues	20,026	18,323	41,611	34,788
Energy efficiency program revenues	6,552	6,609	11,767	13,198
Other revenues from contracts with customers	7,763	7,762	14,894	14,388
Total revenues from contracts with customers	$385,229	$345,483	$770,895	$663,665
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

The table below presents the FCA mechanism revenues and other revenues for the three months and six months ended June 30, 2023 and 2022 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
FCA mechanism revenues	$5,974	$5,763	$15,159	$16,139
Derivative revenues	21,524	6,422	56,011	21,785
Total alternative revenue programs and other revenues	$27,498	$12,185	$71,170	$37,924

Receivables and Allowance for Uncollectible Accounts

The following table provides a rollforward of the allowance for uncollectible accounts related to customer receivables for the six months ended June 30, 2023 and 2022 (in thousands):

	Six months ended June 30,
	2023	2022
Balance at beginning of period	$5,034	$4,499
Additions to the allowance	739	478
Write-offs, net of recoveries	(1,917)	(1,056)
Balance at end of period	$3,856	$3,921
Allowance for uncollectible accounts as a percentage of customer receivables	3.3%	4.3%

5. LONG-TERM DEBT

Long-Term Debt Issuances and Redemptions

On December 22, 2022, Idaho Power entered into a Bond Purchase Agreement with certain institutional purchasers relating to the sale by Idaho Power of $170 million of first mortgage bonds, secured medium-term notes, Series N (Series N Notes), as described in Note 5 - "Long-Term Debt" to the consolidated financial statements included in the 2022 Annual Report. On March 8, 2023, Idaho Power issued $60 million in aggregate principal amount of 5.06% first mortgage bonds, secured medium-term notes, Series N, maturing on March 8, 2043; and $62 million in aggregate principal amount of 5.20% first mortgage bonds, secured medium-term notes, Series N, maturing on March 8, 2053.

Idaho Power also issues secured medium term notes from time to time under a shelf registration statement with the SEC, as described in Note 5 - "Long-Term Debt" to the consolidated financial statements included in the 2022 Annual Report. On March 14, 2023, under the shelf registration statement with the SEC, Idaho Power issued $400 million in aggregate principal amount of 5.50% first mortgage bonds, secured medium-term notes, Series M, maturing on March 15, 2053. On April 1, 2023, Idaho Power repaid $75 million in aggregate principal amount of maturing 2.50% first mortgage bonds due 2023, Series I.

On March 4, 2022, Idaho Power entered into a floating rate term loan credit agreement (Term Loan Facility) for the issuance of up to an aggregate principal amount of $150 million due 2024, bearing interest at floating rates based on the Secured Overnight Financing Rate (SOFR), as described in Note 5 - "Long-Term Debt" to the consolidated financial statements included in the 2022 Annual Report. On March 31 and May 17, 2023, Idaho Power repaid $100 million and $50 million of the Term Loan Facility, respectively. As of June 30, 2023, there was no remaining outstanding principal balance of the Term Loan Facility.

6. COMMON STOCK

IDACORP Common Stock

During the six months ended June 30, 2023, IDACORP granted 75,295 restricted stock unit awards to employees and issued 52,897 shares of common stock using original issuances of shares pursuant to the IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan, including 13,842 shares of common stock issued to members of the board of directors. As directed by IDACORP, plan administrators of the IDACORP, Inc. Dividend Reinvestment and Stock Purchase Plan and Idaho Power Company Employee Savings Plan used market purchases of IDACORP common stock to acquire shares of IDACORP common stock for the plans.

Restrictions on Dividends

Idaho Power’s ability to pay dividends on its common stock held by IDACORP and IDACORP’s ability to pay dividends on its common stock are limited to the extent payment of such dividends would violate the covenants in their respective Credit Facilities or Idaho Power’s Revised Code of Conduct. A covenant under IDACORP’s credit facility and Idaho Power’s credit facility requires IDACORP and Idaho Power to maintain leverage ratios of consolidated indebtedness to consolidated total capitalization, as defined therein, of no more than 65 percent at the end of each fiscal quarter. At June 30, 2023, the leverage ratios for IDACORP and Idaho Power were 47 percent and 48 percent, respectively. Based on these restrictions, IDACORP’s and Idaho Power’s dividends were limited to $1.5 billion and $1.4 billion, respectively, at June 30, 2023. There are additional facility covenants, subject to exceptions, that prohibit or restrict the sale or disposition of property without consent and any agreements restricting dividend payments to IDACORP and Idaho Power from any material subsidiary. At June 30, 2023, IDACORP and Idaho Power were in compliance with those covenants.

Idaho Power’s Revised Policy and Code of Conduct relating to transactions between and among Idaho Power, IDACORP, and other affiliates, which was approved by the IPUC in April 2008, provides that Idaho Power will not pay any dividends to IDACORP that will reduce Idaho Power’s common equity capital below 35 percent of its total adjusted capital without IPUC approval. At June 30, 2023, Idaho Power's common equity capital was 52 percent of its total adjusted capital. Further, Idaho Power must obtain approval from the OPUC before it can directly or indirectly loan funds or issue notes or give credit on its books to IDACORP.

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

7. EARNINGS PER SHARE

The table below presents the computation of IDACORP’s basic and diluted earnings per share for the three months and six months ended June 30, 2023 and 2022 (in thousands, except for per share amounts).

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Numerator:
Net income attributable to IDACORP, Inc.	$68,574	$64,287	$124,672	$110,548
Denominator:
Weighted-average common shares outstanding - basic	50,725	50,668	50,707	50,650
Effect of dilutive securities	33	19	34	23
Weighted-average common shares outstanding - diluted	50,758	50,687	50,741	50,673
Basic earnings per share	$1.35	$1.27	$2.46	$2.18
Diluted earnings per share	$1.35	$1.27	$2.46	$2.18

8. COMMITMENTS

Purchase Obligations

During the six months ended June 30, 2023, Idaho Power entered into:

•an agreement in April 2023 to utilize the storage capacity of a 150-megawatt (MW) battery storage facility, subject to regulatory approval, which increased Idaho Power's contractual purchase obligations by approximately $430.9 million over the 20-year term of the contract. The facility is scheduled to be online in June 2025;
•an agreement in May 2023 to replace an expiring PURPA-qualifying hydropower facility power purchase agreement, which increased Idaho Power's contractual purchase obligations by approximately $29.1 million over the 20-year term of the contract;
•an agreement in June 2023 to utilize up to one billion cubic feet of natural gas storage capacity, starting in April 2025, which increased Idaho Power's contractual purchase obligations by approximately $24.4 million over the 10-year term of the contract; and
•an agreement in June 2023 to acquire and own 36 MW of battery storage assets, which increased Idaho Power's contractual purchase obligations by approximately $52.6 million over the 1-year term of the contract. The batteries are scheduled to be online in the spring of 2024. During the six months ended June 30, 2023, Idaho Power made payments of $10.5 million related to this obligation.

In July 2023, Idaho Power entered into an agreement to meet certain environmental mitigation requirements in the State of Oregon for the Boardman-to-Hemingway transmission line project, which increased Idaho Power's contractual obligations by $16.9 million over the approximate 1-year term of the contract.

In July 2023, IFS committed to invest $35 million in an affordable housing tax credit project over an 18-year term.

Except as disclosed in this Note 8, during the six months ended June 30, 2023, IDACORP's and Idaho Power's contractual obligations, outside the ordinary course of business, did not change materially from the amounts disclosed in the notes to the consolidated financial statements in the 2022 Annual Report.

Acquisition of Additional Interest in Boardman-To-Hemingway Transmission Project

In March 2023, Idaho Power executed a purchase, sale, and security agreement with the Bonneville Power Administration (BPA) to transfer BPA's 24 percent interest in the Boardman-to-Hemingway transmission line project to Idaho Power, bringing Idaho Power's interest in the project to 45 percent. Pursuant to the agreement, Idaho Power has a commitment to provide long-term transmission service to BPA. The agreement also required BPA to make a $10 million security payment to Idaho Power. On Idaho Power's condensed consolidated balance sheet, the agreement increased construction work in progress by $31.4 million for the acquired permitting interest, cash and cash equivalents by $10.0 million for the additional security payment, and other non-current liabilities by $41.4 million for Idaho Power's obligation to pay for the permitting interest and to return the security deposit to BPA. Payments to BPA for the permitting interest are expected to be made over a 15-year period beginning 10 years after energization of the transmission line project, while the security deposit is due to be returned to BPA upon energization.

Guarantees

Idaho Power guarantees its portion of reclamation activities and obligations at BCC, of which IERCo owns a one-third interest. This guarantee, which is renewed annually with the Wyoming Department of Environmental Quality, was $47.3 million at June 30, 2023, representing IERCo's one-third share of BCC's total reclamation obligation of $141.9 million. BCC has a reclamation trust fund set aside specifically for the purpose of paying these reclamation costs. At June 30, 2023, the value of BCC's reclamation trust fund was $226.2 million. During the six months ended June 30, 2023, the reclamation trust fund made $2.2 million of distributions for reclamation activity costs associated with the BCC surface mine. BCC periodically assesses the adequacy of the reclamation trust fund and its estimate of future reclamation costs. To ensure that the reclamation trust fund maintains adequate reserves, BCC has the ability to, and does, add a per-ton surcharge to coal sales, all of which are made to the Jim Bridger plant. Because of the existence of the fund and the ability to apply a per-ton surcharge, the estimated fair value of this guarantee is minimal.

IDACORP and Idaho Power enter into financial agreements and power purchase and sale agreements that include indemnification provisions relating to various forms of claims or liabilities that may arise from the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnification provisions cannot be reasonably estimated. IDACORP and Idaho Power periodically evaluate the likelihood of incurring costs under such indemnities based on their historical experience and the evaluation of the specific indemnities. As of June 30, 2023, management believe the likelihood is remote that IDACORP or Idaho Power would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnification obligations. Neither IDACORP nor Idaho Power has recorded any liability on their respective condensed consolidated balance sheets with respect to these indemnification obligations.

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

10. BENEFIT PLANS

Idaho Power has a noncontributory defined benefit pension plan (pension plan) and two nonqualified defined benefit plans for certain senior management employees called the Security Plan for Senior Management Employees I and Security Plan for Senior Management Employees II (together, SMSP). Idaho Power also has a nonqualified defined benefit pension plan for directors that was frozen in 2002. Remaining vested benefits from that plan are included with the SMSP in the disclosures below. The benefits under the pension plan are based on years of service and the employee’s final average earnings. Idaho Power also maintains a defined benefit postretirement benefit plan (consisting of health care and death benefits) that covers all employees who were enrolled in the active-employee group plan at the time of retirement as well as their spouses and qualifying dependents. The table below shows the components of net periodic benefit costs for the pension, SMSP, and postretirement benefits plans for the three months ended June 30, 2023 and 2022 (in thousands).

	Pension Plan		SMSP		Postretirement Benefits		Total
	2023	2022	2023	2022	2023	2022	2023	2022
Service cost	$8,078	$12,849	$153	$297	$151	$266	$8,382	$13,412
Interest cost	12,655	9,751	1,330	975	717	530	14,702	11,256
Expected return on plan assets	(15,434)	(18,137)	—	—	(407)	(585)	(15,841)	(18,722)
Amortization of prior service cost	1	1	55	69	417	(2)	473	68
Amortization of net loss	—	2,589	143	1,058	(346)	(5)	(203)	3,642
Net periodic benefit cost	5,300	7,053	1,681	2,399	532	204	7,513	9,656
Regulatory deferral of net periodic benefit cost(1)	(5,061)	(6,727)	—	—	—	—	(5,061)	(6,727)
Previously deferred pension costs recognized(1)	4,289	4,289	—	—	—	—	4,289	4,289
Net periodic benefit cost recognized for financial reporting(1)(2)	$4,528	$4,615	$1,681	$2,399	$532	$204	$6,741	$7,218
 (1) Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, the Idaho portion of net periodic benefit cost is recorded as a regulatory asset and is recognized in the income statement as those costs are recovered through rates.
 (2) Of total net periodic benefit cost recognized for financial reporting, $5.1 million and $5.0 million, respectively, were recognized in "Other operations and maintenance" and $1.6 million and $2.2 million, respectively, were recognized in "Other income, net" on the condensed consolidated statements of income of the companies for the three months ended June 30, 2023 and 2022.

The table below shows the components of net periodic benefit costs for the pension, SMSP, and postretirement benefits plans for the six months ended June 30, 2023 and 2022 (in thousands).
	Pension Plan		SMSP		Postretirement Benefits		Total
	2023	2022	2023	2022	2023	2022	2023	2022
Service cost	$16,156	$26,013	$306	$593	$329	$536	$16,791	$27,142
Interest cost	25,309	19,835	2,661	1,949	1,490	1,056	29,460	22,840
Expected return on plan assets	(30,868)	(36,174)	—	—	(826)	(1,176)	(31,694)	(37,350)
Amortization of prior service cost	3	3	110	139	833	(3)	946	139
Amortization of net loss	—	6,137	285	2,115	(618)	(16)	(333)	8,236
Net periodic benefit cost	10,600	15,814	3,362	4,796	1,208	397	15,170	21,007
Regulatory deferral of net periodic benefit cost(1)	(10,121)	(15,100)	—	—	—	—	(10,121)	(15,100)
Previously deferred pension costs recognized(1)	8,577	8,577	—	—	—	—	8,577	8,577
Net periodic benefit cost recognized for financial reporting(1)(2)	$9,056	$9,291	$3,362	$4,796	$1,208	$397	$13,626	$14,484
 (1) Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, the Idaho portion of net periodic benefit cost is recorded as a regulatory asset and is recognized in the income statement as those costs are recovered through rates.
 (2) Of total net periodic benefit cost recognized for financial reporting, $10.4 million and $9.9 million, respectively, were recognized in "Other operations and maintenance" and $3.2 million and $4.6 million, respectively, were recognized in "Other income, net" on the condensed consolidated statements of income of the companies for the six months ended June 30, 2023 and 2022.

Idaho Power has no minimum contribution requirement to its defined benefit pension plan in 2023, and during the six months ended June 30, 2023, Idaho Power made a $10 million contribution. Idaho Power is considering contributing up to an additional $30 million to its defined benefit pension plan during 2023 in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions, as well as to mitigate the cost of being in an underfunded position. The primary impact of pension contributions is on the timing of cash flows, as the timing of cost recovery lags behind contributions.

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

The table below presents the gains and losses on derivatives not designated as hedging instruments for the three months and six months ended June 30, 2023 and 2022 (in thousands of dollars):

		Gain/(Loss) on Derivatives Recognized in Income(1)
	Location of Realized Gain/(Loss) on Derivatives Recognized in Income	Three months ended June 30,		Six months ended June 30,
		2023	2022	2023	2022
Financial swaps	Operating revenues	$5,042	$(1,577)	$3,963	$(995)
Financial swaps	Purchased power	(1,733)	(1,197)	(107)	(1,081)
Financial swaps	Fuel expense	(11,422)	2,991	12,114	4,451
Forward contracts	Operating revenues	1,075	32	1,710	211
Forward contracts	Purchased power	(1,449)	(31)	(2,049)	(210)
Forward contracts	Fuel expense	(19)	(9)	(439)	(62)

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

Credit Risk

At June 30, 2023, Idaho Power did not have material credit risk exposure from financial instruments, including derivatives. Idaho Power monitors credit risk exposure through reviews of counterparty credit quality, corporate-wide counterparty credit exposure, and corporate-wide counterparty concentration levels. Idaho Power manages these risks by establishing credit and concentration limits on transactions with counterparties and requiring contractual guarantees, cash deposits, or letters of credit from counterparties or their affiliates, as deemed necessary. Idaho Power’s physical power contracts are commonly under WSPP, Inc. agreements, physical gas contracts are usually under North American Energy Standards Board contracts, and financial transactions are usually under International Swaps and Derivatives Association, Inc. contracts. These contracts typically contain adequate assurance clauses requiring collateralization if a counterparty has debt that is downgraded below investment grade by at least one rating agency.

Credit-Contingent Features

Certain of Idaho Power's derivative instruments contain provisions that require Idaho Power's unsecured debt to maintain an investment grade credit rating from Moody's and Standard & Poor's Ratings Services. If Idaho Power's unsecured debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position at June 30, 2023, was $33.7 million. Idaho Power posted $44.4 million of cash collateral related to its derivative instruments. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2023, Idaho Power would have been required to pay or post collateral to its counterparties up to an additional $9.2 million to cover open liability positions as well as completed transactions that have not yet been paid.

Derivative Instrument Summary

The table below presents the fair values and locations of derivative instruments not designated as hedging instruments recorded on the balance sheets and reconciles the gross amounts of derivatives recognized as assets and as liabilities to the net amounts presented in the balance sheets at June 30, 2023, and December 31, 2022 (in thousands of dollars):

		Asset Derivatives				Liability Derivatives
	Balance Sheet Location	Gross Fair Value	Amounts Offset		Net Assets	Gross Fair Value	Amounts Offset		Net Liabilities

June 30, 2023
Current:
Financial swaps	Other current assets	$344	$(31)		$313	$31	$(31)		$—
Financial swaps	Other current liabilities	4,110	(4,110)		—	27,897	(21,648)	(1)	6,249
Forward contracts	Other current liabilities	—	—		—	2,066	—		2,066
Long-term:
Financial swaps	Other assets	688	(348)		340	348	(348)		—
Financial swaps	Other liabilities	371	(371)		—	2,075	(2,075)	(2)	—
Forward contracts	Other liabilities	—	—		—	1,363	—		1,363
Total		$5,513	$(4,860)		$653	$33,780	$(24,102)		$9,678

December 31, 2022
Current:
Financial swaps	Other current assets	$72,548	$(32,609)	(3)	$39,939	$13,982	$(13,982)		$—
Financial swaps	Other current liabilities	132	(132)		—	1,577	(132)		1,445
Forward contracts	Other current assets	400	—		400	—	—		—
Forward contracts	Other current liabilities	—	—		—	2,071	—		2,071
Long-term:
Financial swaps	Other assets	622	(43)		579	43	(43)		—
Financial swaps	Other liabilities	644	(644)		—	2,136	(644)		1,492
Forward contracts	Other liabilities	—	—		—	1,780	—		1,780
Total		$74,346	$(33,428)		$40,918	$21,589	$(14,801)		$6,788

(1) Current liability derivative amounts offset include $17.5 million of collateral receivable at June 30, 2023.
(2) Long-term liability derivative amounts offset include $1.7 million of collateral receivable at June 30, 2023.
(3) Current asset derivative amounts offset include $18.6 million of collateral payable at December 31, 2022.

The table below presents the volumes of derivative commodity forward contracts and swaps outstanding at June 30, 2023 and 2022 (in thousands of units):

		June 30,
Commodity	Units	2023	2022
Electricity purchases	MWh	792	541
Electricity sales	MWh	17	118
Natural gas purchases	MMBtu	35,545	21,215
Natural gas sales	MMBtu	310	—

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

IDACORP’s and Idaho Power’s assessment of a particular input's significance to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy. There were no transfers between levels or material changes in valuation techniques or inputs during the six months ended June 30, 2023.

Certain instruments have been valued using net asset value (NAV) as a practical expedient. The NAV is generally not published and publicly available, nor are these instruments traded on an exchange. Instruments valued using NAV as a practical expedient are included in the fair value disclosures below; however, in accordance with GAAP are not classified within the fair value hierarchy levels.

The following table presents information about IDACORP’s and Idaho Power’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2023, and December 31, 2022 (in thousands of dollars).

	June 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and commercial paper
IDACORP(1)	$7,998	$—	$—	$7,998	$16,505	$—	$—	$16,505
Idaho Power	43,909	—	—	43,909	34,468	—	—	34,468
Derivatives	653	—	—	653	40,518	400	—	40,918
Equity securities	31,617	—	—	31,617	34,129	—	—	34,129
IDACORP assets measured at NAV (not subject to hierarchy disclosure)(1)	—	—	—	3,236	—	—	—	2,796
Liabilities:
Derivatives	6,249	3,429	—	9,678	2,937	3,851	—	6,788

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

The table below presents the carrying value and estimated fair value of financial instruments that are not reported at fair value, as of June 30, 2023, and December 31, 2022, using available market information and appropriate valuation methodologies (in thousands of dollars).

	June 30, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
IDACORP
Assets:
Notes receivable(1)	$3,871	$3,871	$3,871	$3,871
Held-to-maturity securities(1)(2)	30,996	26,499	30,475	25,452
Liabilities:
Long-term debt (including current portion)(1)	2,482,352	2,260,638	2,194,145	1,953,470
Idaho Power
Assets:
Held-to-maturity securities(1)(2)	$30,996	$26,499	$30,475	$25,452
Liabilities:
Long-term debt (including current portion)(1)	2,482,352	2,260,638	2,194,145	1,953,470

(1) Notes receivable are categorized as Level 3 and held-to-maturity securities and long-term debt are categorized as Level 2 of the fair value hierarchy, as defined earlier in this Note 12 - "Fair Value Measurements."
(2) All held-to-maturity securities are carried at amortized cost and were in a gross unrealized holding loss position totaling $4.5 million and $5.0 million as of June 30, 2023, and December 31, 2022, respectively. Substantially all of these debt securities mature between 2027 and 2037. Based on ongoing credit evaluations of these holdings, Idaho Power does not expect payment defaults or delinquencies and had not recorded an allowance for credit losses for these securities as of June 30, 2023 and 2022.

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

	Utility Operations	All Other	Eliminations	Consolidated Total
Three months ended June 30, 2023:
Revenues	$412,727	$1,111	$—	$413,838
Net income attributable to IDACORP, Inc.	67,080	1,494	—	68,574
Total assets as of June 30, 2023	7,747,117	211,650	(119,699)	7,839,068
Three months ended June 30, 2022:
Revenues	$357,668	$1,055	$—	$358,723
Net income attributable to IDACORP, Inc.	62,435	1,852	—	64,287
Six months ended June 30, 2023:
Revenues	$842,065	$1,432	$—	$843,497
Net income attributable to IDACORP, Inc.	122,790	1,882	—	124,672
Six months ended June 30, 2022:
Revenues	$701,589	$1,422	$—	$703,011
Net income attributable to IDACORP, Inc.	108,649	1,899	—	110,548

14. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

The table below presents changes in components of accumulated other comprehensive income (AOCI), net of tax, during the three months and six months ended June 30, 2023 and 2022 (in thousands). Items in parentheses indicate charges to AOCI.

	Defined Benefit Pension Items		Defined Benefit Pension Items
	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Balance at beginning of period	$(12,776)	$(39,203)	$(12,922)	$(40,040)
Amounts reclassified out of AOCI	147	837	293	1,674
Balance at end of period	$(12,629)	$(38,366)	$(12,629)	$(38,366)

The table below presents amounts reclassified out of components of AOCI and the income statement location of those amounts reclassified during the three months and six months ended June 30, 2023 and 2022 (in thousands). Items in parentheses indicate increases to net income.

	Amount Reclassified from AOCI
Details About AOCI	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Amortization of defined benefit pension items(1)
Prior service cost	$55	$69	$110	$139
Net loss	143	1,058	285	2,115
Total before tax	198	1,127	395	2,254
Tax benefit(2)	(51)	(290)	(102)	(580)
Total reclassification for the period, net of tax	$147	$837	$293	$1,674

(1) Amortization of these items is included in IDACORP's condensed consolidated income statements in other operating expenses and in Idaho Power's condensed consolidated statements of income in other expense, net.
(2) The tax benefit is included in income tax expense in the condensed consolidated statements of income of both IDACORP and Idaho Power.

15. CHANGES IN IDAHO POWER RETAINED EARNINGS

The table below presents changes in Idaho Power retained earnings during the three months and six months ended June 30, 2023 and 2022 (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Balance at beginning of period	$1,891,898	$1,704,320	$1,836,547	$1,696,304
Net income	67,080	62,435	122,790	108,649
Dividends to parent	(40,219)	(38,120)	(40,578)	(76,318)
Balance at end of period	$1,918,759	$1,728,635	$1,918,759	$1,728,635

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of IDACORP, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of IDACORP, Inc. and subsidiaries (the “Company”) as of June 30, 2023, the related condensed consolidated statements of income, comprehensive income, and equity for the three-month and six-month periods ended June 30, 2023 and 2022, and of cash flows for the six-month periods ended June 30, 2023 and 2022, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
August 3, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Idaho Power Company

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Idaho Power Company and subsidiary (the “Company”) as of June 30, 2023, the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2023 and 2022, and of cash flows for the six-month periods ended June 30, 2023 and 2022, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
August 3, 2023

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

EXECUTIVE OVERVIEW

Management's Outlook and Company Objectives

In the 2022 Annual Report, IDACORP's and Idaho Power's management included a summary of their business objectives for the companies for 2023 and beyond, under the heading "Executive Overview" in the MD&A. As of the date of this report, management's outlook and strategy remain consistent with that discussion, as updated by some of the discussion in this MD&A. Developments that have occurred since that report include the following:

•Idaho Power continues to focus on timely recovery of costs and earning a reasonable return on investment. On June 1, 2023, Idaho Power filed a general rate case with the IPUC. The filing is described more fully in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report.
•In March 2023, Idaho Power executed an agreement with the Bonneville Power Administration (BPA) to transfer BPA's 24 percent interest in the Boardman-to-Hemingway 500-kV transmission line project to Idaho Power, bringing Idaho Power's interest in the project to 45 percent. Further, in March 2023 the Oregon Supreme Court affirmed the Energy Facility Siting Council's (EFSC) order granting a site certificate for the Boardman-to-Hemingway transmission line project. In June 2023, both the IPUC and OPUC granted certificates of public convenience and necessity (CPCN) related to the construction of the Boardman-to-Hemingway transmission line.
•In April and May 2023, the IPUC approved Idaho Power's applications for revised special contracts for electric service between Idaho Power and two large industrial customers, which were modeled after Idaho Power's proposed Clean Energy Your Way program.
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
•Also in April 2023, Idaho Power entered into a 20-year agreement to utilize the storage capacity from a 150-MW battery storage facility scheduled to be online in June 2025. Idaho Power intends for this capacity to supplement over 200 MW of company-owned storage that it expects to be online in 2023 and 2024, and an additional 77 MW of company-owned storage it anticipates adding in 2025, pending regulatory approval. In July 2023, 80 MW of company-owned battery storage came online.

•Idaho Power issued a formal request for proposals (RFP) in April 2023, soliciting bids for new energy and capacity resources as well as energy that can be delivered via transmission, beginning in 2026. The company’s long-range planning process has identified a potential need in 2026 and 2027 of approximately 350 MW of peak capacity, which could be met by approximately 1,100 MW of variable energy resources. The RFP provides that a portion of these resources may be transmitted via the Boardman-to-Hemingway transmission line project, which Idaho Power plans to have in-service as early as 2026.

Summary of Financial Results

The following is a summary of Idaho Power's net income, net income attributable to IDACORP, and IDACORP's earnings per diluted share for the three and six months ended June 30, 2023 and 2022 (in thousands, except earnings per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Idaho Power net income	$67,080	$62,435	$122,790	$108,649
Net income attributable to IDACORP, Inc.	$68,574	$64,287	$124,672	$110,548
Weighted average outstanding shares – diluted	50,758	50,687	50,741	50,673
IDACORP, Inc. earnings per diluted share	$1.35	$1.27	$2.46	$2.18

The table below provides a reconciliation of net income attributable to IDACORP for the three and six months ended June 30, 2023, from the same periods in 2022 (items are in millions and are before related income tax impact unless otherwise noted):

	Three months ended		Six months ended
Net income attributable to IDACORP, Inc. - June 30, 2022		$64.3		$110.5
Increase (decrease) in Idaho Power net income:
Customer growth, net of associated power supply costs and power cost adjustment mechanisms	4.1		6.8
Usage per retail customer, net of associated power supply costs and power cost adjustment mechanisms	(1.7)		(1.2)
Idaho fixed cost adjustment (FCA) revenues	0.2		(1.0)
Retail revenues per megawatt-hour (MWh), net of associated power supply costs and power cost adjustment mechanisms	2.4		10.8
Transmission wheeling-related revenues	1.7		6.8
Other operations and maintenance (O&M) expenses	3.4		3.5
Depreciation expense	(12.3)		(13.2)
Other changes in operating revenues and expenses, net	3.0		(4.0)
Increase in Idaho Power operating income	0.8		8.5
Non-operating expense, net	2.8		5.5
Additional accumulated deferred investment tax credits (ADITC) amortization	3.8		7.5
Income tax expense, excluding additional ADITC amortization	(2.8)		(7.4)
Total increase in Idaho Power net income		4.6		14.1
Other IDACORP changes (net of tax)		(0.3)		0.1
Net income attributable to IDACORP, Inc. - June 30, 2023		$68.6		$124.7

Net Income - Second Quarter 2023

IDACORP's net income increased $4.3 million for the second quarter of 2023 compared with the second quarter of 2022, due primarily to higher net income at Idaho Power. At Idaho Power, customer growth increased operating income by $4.1 million in the second quarter of 2023 compared with the second quarter of 2022, as the number of Idaho Power customers grew by approximately 13,100, or 2.1 percent, during the twelve months ended June 30, 2023. Usage per customer decreased operating income by $1.7 million in the second quarter of 2023 compared with the second quarter of 2022, due primarily to a 5 percent decrease in usage per industrial customer. In addition to slightly lower economic activity in a few industrial sectors, operation of a customer-owned-and-operated co-generation facility reduced industrial customer energy usage during the second quarter of 2023 compared with the second quarter of 2022 when the co-generation facility was down for maintenance.

The net increase in retail revenues per MWh, net of associated power supply costs and power cost adjustment mechanisms, increased operating income by $2.4 million in the second quarter of 2023 compared with the second quarter of 2022. The net increase in retail revenues per MWh was primarily due to the June 1, 2022, rate increase for Idaho Power’s Idaho retail customers related to an order from the IPUC that authorized Idaho Power to accelerate the depreciation on and recover through 2030 the net book value of coal-related assets at Idaho Power's jointly-owned Jim Bridger plant as of December 31, 2020, plus forecasted plant investments. For more information on the IPUC regulatory order related to the Jim Bridger Plant (Bridger Order), see Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2022 Annual Report.

Total other O&M expenses in the second quarter of 2023 were $3.4 million lower than the second quarter of 2022, due primarily to lower expenses from scheduled cyclical plant maintenance projects compared with the same period in 2022, offset partially by inflationary pressures on labor-related and other costs.

Depreciation expense increased $12.3 million in the second quarter of 2023 compared with the second quarter of 2022 due primarily to the notable impact in the second quarter of 2022 of the Bridger Order. The Bridger Order resulted in Idaho Power recording the deferral of certain depreciation expense in the second quarter of 2022. In addition, the increase in the second quarter of 2023 compared with the second quarter of 2022 is also partially due to an increase in plant-in-service.

Other changes in operating revenues and expenses, net, increased operating income by $3.0 million in the second quarter of 2023 compared with the second quarter of 2022, due primarily to a decrease in net power supply expenses that were not deferred for future recovery in rates through Idaho Power's power cost adjustment mechanisms. Lower wholesale natural gas and power market prices in the western United States decreased Idaho Power's net power supply expenses in the second quarter of 2023 compared with the second quarter of 2022.

Non-operating expense, net, decreased $2.8 million in the second quarter of 2023 compared with the second quarter of 2022. Allowance for equity funds used during construction increased as the average construction work in progress balance was higher throughout the second quarter of 2023 compared with the second quarter of 2022. Also, interest income increased due to higher market interest rates. These increases were partially offset by higher interest expense on long-term debt in the second quarter of 2023 compared with the second quarter of 2022.

The decrease in income tax expense in the second quarter of 2023 compared with the second quarter of 2022 was principally the result of additional ADITC amortization, partially offset by higher pre-tax income. Based on Idaho Power's current expectations of full-year 2023 results, Idaho Power recorded $3.8 million of additional ADITC amortization under its Idaho regulatory settlement stipulation during the second quarter of 2023. Idaho Power currently expects to amortize up to $15 million of additional ADITC for the full-year 2023, but did not record any additional ADITC amortization in 2022.

Net Income - Year-To-Date 2023

IDACORP's net income increased $14.2 million for the first six months of 2023 compared with the first six months of 2022, due primarily to higher net income at Idaho Power. At Idaho Power, customer growth increased operating income by $6.8 million while usage per retail customer was relatively consistent in the first six months of 2023 compared with the first six months of 2022.

The net increase in retail revenues per MWh, net of associated power supply costs and power cost adjustment mechanisms, increased operating income by $10.8 million in the first six months of 2023 compared with the first six months of 2022. The net increase in retail revenues per MWh was primarily due to the June 1, 2022, rate increase for Idaho Power’s Idaho retail customers related to the Bridger Order.

Transmission wheeling-related revenues increased $6.8 million during the first six months of 2023 compared with the first six months of 2022, resulting from Idaho Power's Open Access Transmission Tariff (OATT) rates being 1 percent higher and due to elevated energy prices in the western United States in the first quarter of 2023 compared with the first quarter of 2022.

Total other O&M expenses in the first six months of 2023 were $3.5 million lower than the first six months of 2022, due primarily to lower expenses from scheduled cyclical plant maintenance projects compared with the same period in 2022, as well as the timing of regulatory deferrals and payment credits received related to a jointly-funded project. These decreases in other O&M expenses were offset partially by inflationary pressures on labor-related and other costs.

Depreciation expense increased $13.2 million due primarily to the impacts of the Bridger Order. The Bridger Order resulted in Idaho Power recording the deferral of certain depreciation expense in the second quarter of 2022. In addition, the increase is also partially due to an increase in plant-in-service.

Other changes in operating revenues and expenses, net, decreased operating income by $4.0 million in the first six months of 2023 compared with the first six months of 2022, due primarily to the net increase in net power supply expenses that were not deferred for future recovery in rates through Idaho Power's power cost adjustment mechanisms. Compared with the same periods of 2022, the increase in Idaho Power's net power supply expenses due to higher wholesale natural gas and power market prices in the western United States in the first quarter of 2023 was partially offset by the decrease in Idaho Power's net power supply costs due to lower wholesale natural gas and power market prices in the western United States in the second quarter of 2023.

Non-operating expense, net, decreased $5.5 million in the first six months of 2023 compared with the first six months of 2022. Allowance for equity funds used during construction increased as the average construction work in progress balance was higher throughout the first six months of 2023 compared with the first six months of 2022. Also, interest income increased due to higher market interest rates. These increases were partially offset by higher interest expense on long-term debt in the first six months of 2023 compared with the first six months of 2022.

Income tax expense in the first six months of 2023 was consistent with the first six months of 2022 as increased taxes from higher pre-tax income was more than offset by $7.5 million of additional ADITC amortization. Idaho Power did not record any additional ADITC amortization in 2022.

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

•Economic Conditions and Loads: Economic conditions impact consumer demand for energy, revenues, collectability of accounts, the volume of wholesale energy sales, and the need to construct and improve infrastructure, purchase power, and implement programs to meet customer load demands. In recent years, Idaho Power has seen significant growth in the number of customers in its service area. Over the twelve months ended June 30, 2023, Idaho Power's customer count grew by 2.1 percent. While inflationary and volatile economic conditions could slow the rate of customer growth in the near-term, Idaho Power expects its number of customers and, to a greater extent its load due to anticipated commercial and industrial customer growth, to increase in the foreseeable future.

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

•Regulation of Rates and Cost Recovery; General Rate Case Filing: The prices that Idaho Power is authorized to charge for its electric and transmission service are a critical factor in determining IDACORP's and Idaho Power's results of operations and financial condition. Those rates are established by state regulatory commissions and the FERC and are intended to allow Idaho Power an opportunity to recover its expenses and earn a reasonable return on investment. Idaho Power focuses on timely recovery of its costs through filings with its regulators, working to put in place innovative regulatory mechanisms, and prudent management of expenses and investments. Idaho Power has a regulatory settlement stipulation in Idaho that includes provisions for the accelerated amortization of ADITC to help achieve a minimum 9.4 percent Idaho-jurisdiction return on year-end equity (Idaho ROE). The settlement stipulation also provides for the potential sharing between Idaho Power and its Idaho customers of Idaho-jurisdictional earnings in excess of a 10.0 percent Idaho ROE, which would adjust to the authorized return on equity determined in the next general rate case. The settlement stipulation has no expiration date but the minimum Idaho ROE would revert back to 95 percent of the authorized return on equity determined in the next Idaho general rate case. The specific terms of the settlement stipulation are described in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2022 Annual Report.

Idaho Power filed a general rate case to adjust base customer rates in Idaho on June 1, 2023. Idaho Power expects a general rate case filing in Oregon likely to follow in late 2023 or 2024. The filing is described more fully in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report. Several factors impacted Idaho Power’s filing of its Idaho general rate case including the increase in depreciation expense from rate-base eligible assets as they are placed into service (including its battery storage projects already placed in-service or expected to be in-service in 2023), the significant amounts of capital expenditures Idaho Power has made since its last general rate case filed in 2011, the expected financing costs for capital expenditures in a higher interest-rate environment, and, to a lesser extent, the inflationary pressures on other O&M expenses described above. Idaho Power expects the processing of its general rate case in Idaho will span at least seven months before new rates will be in effect. In Oregon, Idaho Power expects that processing of a general rate case would take approximately ten months.

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

RESULTS OF OPERATIONS

This section of MD&A takes a closer look at the significant factors that affected IDACORP’s and Idaho Power’s earnings during the three months and six months ended June 30, 2023. In this analysis, the results for the three months and six months ended June 30, 2023, are compared with the same periods in 2022.

The table below presents Idaho Power’s energy sales and supply (in thousands of MWh) for the three months and six months ended June 30, 2023 and 2022.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Retail energy sales	3,694	3,648	7,385	7,273
Wholesale energy sales	330	121	538	149
Energy sales bundled with renewable energy credits	429	179	782	550
Total energy sales	4,453	3,948	8,705	7,972
Hydropower generation	2,430	1,602	3,805	2,866
Coal generation	180	777	608	1,595
Natural gas and other generation	307	179	1,187	638
Total system generation	2,917	2,558	5,600	5,099
Purchased power	1,856	1,723	3,756	3,504
Line losses	(320)	(333)	(651)	(631)
Total energy supply	4,453	3,948	8,705	7,972

Weather-related information for Boise, Idaho, for the three months and six months ended June 30, 2023 and 2022, is presented in the table below. While Boise, Idaho weather conditions are not necessarily representative of weather conditions throughout Idaho Power's service area, the greater Boise area has the majority of Idaho Power's customers and is included for illustrative purposes.

	Three months ended June 30,			Six months ended June 30,
	2023	2022	Normal (2)	2023	2022	Normal (2)
Heating degree-days(1)	577	909	685	3,169	3,505	3,087
Cooling degree-days(1)	246	157	188	246	157	188
Precipitation (inches)	3.0	4.6	3.4	6.7	7.3	7.2
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

Sales Volume and Generation: Retail sales volumes increased 1 percent and 2 percent in the second quarter and first six months of 2023, respectively, compared with the same periods in 2022, primarily due to growth in the number of Idaho Power customers. The number of Idaho Power's customers grew by 2.1 percent over the prior twelve months, contributing to the higher volumes.

Total system generation increased 14 percent for the second quarter and 10 percent in the first six months of 2023 compared with the same periods in 2022, comprised of an increase in hydropower generation and natural gas generation, partially offset by decreased coal generation. For more information on the changes in generation, see the "Operating Expenses" section below in this MD&A.

The financial impacts of fluctuations in wholesale energy sales, purchased power, fuel expense, and other power supply-related expenses are addressed in Idaho Power's Idaho and Oregon power cost adjustment mechanisms, which are described below in "Power Cost Adjustment Mechanisms."

Operating Revenues

Retail Revenues: The table below presents Idaho Power’s retail revenues (in thousands) and MWh sales volumes (in thousands) for the three months and six months ended June 30, 2023 and 2022, and the number of customers as of June 30, 2023 and 2022.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Retail revenues:
Residential (includes $5,678, $5,459, $14,587, and $15,551, respectively, related to the FCA)(1)	$134,885	$124,593	$323,422	$293,888
Commercial (includes $296, $304, $572, and $588, respectively, related to the FCA)(1)	87,677	79,260	175,507	157,826
Industrial	58,245	51,987	113,789	101,047
Irrigation	62,781	57,659	63,713	58,700
Deferred revenue related to HCC relicensing AFUDC(2)	(1,927)	(1,927)	(4,046)	(4,046)
Total retail revenues	$341,661	$311,572	$672,385	$607,415
Volume of retail sales (MWh)
Residential	1,195	1,173	2,927	2,838
Commercial	990	974	2,062	2,035
Industrial	858	852	1,735	1,737
Irrigation	651	649	661	663
Total retail MWh sales	3,694	3,648	7,385	7,273
Number of retail customers at period end
Residential	524,191	512,594
Commercial	77,817	76,573
Industrial	132	125
Irrigation	22,309	22,063
Total customers	624,449	611,355
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

Retail revenues increased $30.1 million and $65.0 million during the second quarter and first six months of 2023, respectively, compared with the same periods in 2022. The factors affecting retail revenues during the periods are discussed below.

•Rates: Average customer rates, excluding amounts related to the power cost adjustment mechanisms, increased retail revenues by $2.4 million and $10.8 million, respectively, for the first three and six months ended June 30, 2023, compared with the same periods in 2022, due primarily to the June 1, 2022, rate increase for Idaho Power's retail customers related to the Bridger Order. Customer rates also include the collection from customers of amounts related to the power cost adjustment mechanisms, which increased revenues by $22.7 million and $44.4 million in the second quarter and first six months of 2023, respectively, compared with the same periods of 2022. The amount collected from customers in rates under the power cost adjustment mechanisms has relatively little effect on operating income as a corresponding amount is recorded as expense in the same period it is collected through rates.
•Customers: Customer growth of 2.1 percent during the twelve months ended June 30, 2023, increased retail revenues by $6.7 million and $12.0 million in the second quarter and first six months of 2023, respectively, compared with the same periods of 2022.
•Usage: Decreased usage (on a per customer basis), primarily by industrial customers, decreased retail revenues by $1.9 million and $1.2 million in the second quarter and first six months of 2023, respectively, compared with the same periods of 2022. Usage per industrial customer decreased 5 percent and 3 percent in the second quarter and first six months of 2023, respectively, compared with the same periods of 2022. In addition to slightly lower economic activity in a few industrial sectors in both periods in 2023, operation of a customer-owned-and-operated co-generation facility reduced industrial customer energy usage during the second quarter of 2023 compared with the second quarter of 2022 when the co-generation facility was down for maintenance.
•Idaho FCA Revenue: The FCA mechanism, applicable to Idaho residential and small commercial customers, adjusts revenue each year to accrue, or defer, the difference between the authorized fixed-cost recovery amount per customer and the actual fixed costs per customer recovered by Idaho Power through volume-based rates during the year. Lower usage (on a per customer basis) by residential and small commercial customers during the second quarter of 2023 increased the amount of FCA revenue accrued by $0.2 million compared with the same period in 2022. Higher usage (on a per customer basis) by residential and small commercial customers during the first six months of 2023 decreased the amount of FCA revenue accrued by $1.0 million compared with the same period in 2022.

Wholesale Energy Sales: Wholesale energy sales consist primarily of long-term sales contracts, sales of surplus system energy, and sales into the energy imbalance market in the western United States, and do not include derivative transactions. The table below presents Idaho Power’s wholesale energy sales for the three and six months ended June 30, 2023 and 2022 (in thousands, except for revenue per MWh amounts).

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Wholesale energy revenues	$15,201	$6,980	$45,397	$10,015
Wholesale MWh sold	330	121	538	149
Wholesale energy revenues per MWh	$46.06	$57.69	$84.38	$67.21

In the second quarter and during the first six months of 2023, wholesale energy revenues increased $8.2 million and $35.4 million, respectively, compared with the same periods of 2022, due primarily to increases in volumes sold. Wholesale MWh sold increased primarily due to higher hydro generation that resulted in more energy available for opportunistic market sales. The increase in wholesale volumes sold during the six months ended June 30, 2023, was also partially due to energy originally purchased under derivative forward contracts to be bundled with renewable energy credits, but the energy was ultimately sold in the wholesale markets in the first quarter of 2023. Those sales increased wholesale energy revenues by $16.7 million in the first six months of 2023 and a corresponding amount was recorded in purchased power on the condensed consolidated statements of income. The financial impacts of fluctuations in wholesale energy sales are largely mitigated by Idaho Power's Idaho and Oregon power cost adjustment mechanisms, which are described below in this section of the MD&A under "Power Cost Adjustment Mechanisms."

Transmission Wheeling-Related Revenues: Transmission wheeling-related revenues increased $1.7 million, or 9 percent, and $6.8 million, or 20 percent, during the second quarter and first six months of 2023, respectively, compared with the same periods of 2022, primarily due to elevated energy prices in the western United States. Also, Idaho Power's OATT rates were approximately 1 percent higher in the first half of 2023 compared to the first half of 2022.

Energy Efficiency Program Revenues: In both Idaho and Oregon, energy efficiency riders fund energy efficiency program expenditures. Expenditures funded through the riders are reported as an operating expense with an equal amount recorded in revenues, resulting in no net impact on earnings. The cumulative variance between expenditures and amounts collected through the rider is recorded as a regulatory asset or liability. A liability balance indicates that Idaho Power has collected more than it has spent and an asset balance indicates that Idaho Power has spent more than it has collected. At June 30, 2023, Idaho Power's energy efficiency rider balances were regulatory liabilities of $1.2 million in the Idaho jurisdiction and $0.6 million in the Oregon jurisdiction.

Operating Expenses

Purchased Power: The table below presents Idaho Power’s purchased power expenses and volumes for the three months and six months ended June 30, 2023 and 2022 (in thousands, except for per MWh amounts).

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Expense
PURPA contracts	$45,198	$48,607	$93,429	$88,603
Other purchased power (including wheeling)	46,262	43,120	169,125	88,548
Total purchased power expense	$91,460	$91,727	$262,554	$177,151
MWh purchased
PURPA contracts	813	855	1,503	1,462
Other purchased power	1,043	868	2,253	2,042
Total MWh purchased	1,856	1,723	3,756	3,504
Average cost per MWh from PURPA contracts	$55.59	$56.85	$62.16	$60.60
Average cost per MWh from other sources	$44.35	$49.68	$75.07	$43.36
Weighted average - all sources	$49.28	$53.24	$69.90	$50.56

Purchased power expense decreased $0.3 million in the second quarter of 2023 compared with the second quarter of 2022, due primarily to a decrease in the weighted average purchased power prices compared with the second quarter of 2022. Purchased power expense increased $85.4 million, or 48 percent, in the first six months of 2023 compared with the same period of 2022, due primarily to elevated wholesale energy prices in the western United States and, to a lesser extent, higher generation from projects under PURPA contracts and other purchased power.

Fuel Expense: The table below presents Idaho Power’s fuel expenses and thermal generation for the three months and six months ended June 30, 2023 and 2022 (in thousands, except for per MWh amounts).

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Expense
Coal	$8,665	$22,346	$25,729	$50,005
Natural gas	22,448	12,071	94,465	30,114
Total fuel expense	$31,113	$34,417	$120,194	$80,119
MWh generated
Coal	180	777	608	1,595
Natural gas	307	179	1,187	638
Total MWh generated	487	956	1,795	2,233
Average cost per MWh - Coal	$48.14	$28.76	$42.32	$31.35
Average cost per MWh - Natural gas	$73.12	$67.44	$79.58	$47.20
Weighted average, all sources	$63.89	$36.00	$66.96	$35.88

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

Fuel expense decreased $3.3 million, or 10 percent, in the second quarter of 2023 compared with the second quarter of 2022, due primarily to a 52 percent increase in hydroelectric generation, which reduced Idaho Power's utilization of thermal generation. Fuel expense increased $40.1 million, or 50 percent, in the first six months of 2023 compared with the same periods of 2022, despite lower total thermal generation. The increase in fuel expense in the first six months of 2023 compared with the same period of 2022, was primarily due to higher natural gas market prices in early 2023, which resulted in an increase in the average cost per MWh of natural gas generation. The mix of Idaho Power's thermal generation between natural gas and coal in the second quarter and first half of 2023 compared with the same periods of 2022 was affected by fluctuations in natural gas prices and Idaho Power optimizing its dispatch of coal generation resources in an effort to help ensure adequate coal supply during its period of peak demand in 2023. To preserve coal supply for peak periods, Idaho Power relied more on natural gas-fired generation to meet customer demand during the second quarter and first half of 2023 compared with the same periods in 2022.

Included in fuel expense are losses and gains on settled financial gas hedges entered into in accordance with Idaho Power's energy risk management policy. In the second quarter of 2023, losses on financial gas hedges of $11.4 million increased natural gas fuel expense, while in the second quarter of 2022 and the first six months of 2023 and 2022, gains on financial gas hedges of $3.0 million, $12.1 million, and $4.5 million, respectively, reduced natural gas fuel expense. Most of these realized hedging losses and gains are passed on to customers through the power cost adjustment mechanisms described below.

Power Cost Adjustment Mechanisms: Idaho Power's power supply costs (primarily purchased power and fuel expense, less wholesale energy sales) can vary significantly from year to year. Volatility of power supply costs arises from factors such as weather conditions, wholesale market prices, volumes of power purchased and sold in the wholesale markets, Idaho Power's hydropower and thermal generation volumes and fuel costs, generation plant availability, and retail loads. To address the volatility of power supply costs, Idaho Power's power cost adjustment mechanisms in the Idaho and Oregon jurisdictions allow Idaho Power to recover from customers, or refund to customers, most of the fluctuations in power supply costs. The Idaho-jurisdiction power cost adjustment (PCA) includes a cost or benefit sharing ratio that allocates the deviations in net power supply expenses between customers (95 percent) and Idaho Power (5 percent), with the exception of PURPA power purchases and demand response program incentives, which are allocated 100 percent to customers. The Idaho deferral period, or PCA year, runs from April 1 through March 31. Amounts deferred or accrued during the PCA year are primarily recovered or refunded during the subsequent June 1 through May 31 period. However, the IPUC directed Idaho Power to spread recovery of the March 31, 2023 PCA deferral balance over a two-year period from June 1, 2023, to May 31, 2025. Because of the power cost adjustment mechanisms, the primary financial impacts of power supply cost variations are that cash is paid out but recovery from customers does not occur until a future period, or cash that is collected is refunded to customers in a future period, resulting in fluctuations in operating cash flows from year to year.

The table that follows presents the components of the Idaho and Oregon power cost adjustment mechanisms for the three months and six months ended June 30, 2023 and 2022 (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Power supply cost accrual (deferral)	$34,917	$(1,026)	$(25,351)	$3,457
Oregon power supply cost accrual	312	—	336	—
Amortization of prior year authorized balances	14,400	600	23,307	(4,282)
Total power cost adjustment (income statement)	$49,629	$(426)	$(1,708)	$(825)

The power supply accruals (deferrals) represent the portion of the power supply cost fluctuations accrued (deferred) under the power cost adjustment mechanisms. When actual power supply costs are lower than the amount forecasted in power cost adjustment rates, most of the difference is accrued as an increase to a regulatory liability or decrease to a regulatory asset. When actual power supply costs are higher than the amount forecasted in power cost adjustment rates, most of the difference is deferred as an increase to a regulatory asset or decrease to a regulatory liability. During the second quarter of 2023, improved hydropower generation led to lower actual power supply costs compared with the forecasted amount, which resulted in an accrual of power supply costs by the mechanism. During the first six months of 2023, higher purchased power and fuel costs led to higher actual power supply costs compared with the forecasted amount, which resulted in an increase in the amount of power supply costs deferred by the mechanism. The amortization of the prior year’s balances represents the offset to the amounts being collected or refunded in the current power cost adjustment year that were deferred or accrued in the prior PCA year.

Other O&M Expenses: Total other O&M expenses decreased $3.4 million, or 3 percent, and $3.5 million, or 2 percent, in the second quarter and first six months of 2023, respectively, compared with the same periods of 2022, due primarily to lower expenses from scheduled cyclical plant maintenance projects compared with the same period in 2022, offset partially by inflationary pressures on labor-related and other costs.

Income Taxes

IDACORP and Idaho Power income tax expense in the first six months of 2023 was consistent with the first six months of 2022 as increased taxes from higher pre-tax income was more than offset by $7.5 million of additional ADITC amortization. Idaho Power did not record any additional ADITC amortization in 2022. For information relating to IDACORP's and Idaho Power's computation of income tax expense, see Note 2 - "Income Taxes" to the condensed consolidated financial statements included in this report.

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

As of July 28, 2023, IDACORP's and Idaho Power's access to debt, equity, and credit arrangements included:

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

In March through May 2023, a portion of the proceeds from the March 2023 issuances was used to repay outstanding commercial paper, $150 million in principal amount from a March 2022 term loan agreement, and $75 million in principal amount of maturing 2.50% first mortgage bonds, Series I.

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

IDACORP and Idaho Power generally seek to maintain capital structures of approximately 50 percent debt and 50 percent equity. Maintaining this ratio influences IDACORP's and Idaho Power's debt and equity issuance decisions. As of June 30, 2023, IDACORP's and Idaho Power's capital structures, as calculated for purposes of applicable debt covenants, were as follows:

	IDACORP	Idaho Power
Debt	47%	48%
Equity	53%	52%

IDACORP and Idaho Power generally maintain their cash and cash equivalents in highly liquid investments, such as U.S. Treasury Bills, money market funds, and bank deposits.

At June 30, 2023, IDACORP and Idaho Power believed they were in compliance with all credit facility and long-term debt covenants. Further, IDACORP and Idaho Power do not anticipate they will be in violation or breach of their respective debt covenants during 2023.

Operating Cash Flows

IDACORP’s and Idaho Power's principal sources of cash flows from operations are Idaho Power's sales of electricity and transmission capacity. Significant uses of cash flows from operations include the purchase of fuel and power, other operating expenses, interest, income taxes, and plan contributions. Operating cash flows can be significantly influenced by factors such as weather conditions, rates and the outcome of regulatory proceedings, and economic conditions. As fuel and purchased power are significant uses of cash, Idaho Power has regulatory mechanisms in place that provide for the deferral and recovery of the majority of the fluctuation in those costs. However, if actual costs rise above the level currently allowed in retail rates, deferral balances increase (reflected as a regulatory asset), negatively affecting operating cash flows until such time as those costs, with interest, are recovered from customers.

IDACORP’s and Idaho Power’s operating cash inflows for the six months ended June 30, 2023, were $7 million and $1 million, respectively, a decrease in cash flows from operations of $149 million for IDACORP and $144 million for Idaho Power, when compared with the same period in 2022. With the exception of cash flows related to income taxes, IDACORP's operating cash flows are principally derived from the operating cash flows from Idaho Power. Significant items that affected the companies' operating cash flows in the first six months of 2023 when compared with the same period in 2022 were as follows:

•a $14 million increase in IDACORP and Idaho Power net income;
•changes in regulatory assets and liabilities, mostly related to the relative amounts of costs deferred and collected under the Bridger Order and wildfire mitigation cost deferral, decreased operating cash flows by $17 million; and
•changes in working capital balances due primarily to timing, including fluctuations as follows:
◦the changes in materials, supplies, and fuel stock decreased operating cash flows by $31 million for IDACORP and Idaho Power, which was primarily due to an increase in material and supply inventory offset by the timing of purchases and consumption of coal at Idaho Power's jointly-owned coal-fired generating plants; and
◦the changes in accounts and wages payable decreased operating cash flows by $115 million for IDACORP and $113 million for Idaho Power, which was primarily due to an increase in power supply costs and associated timing of payments.

Investing Cash Flows

Investing activities consist primarily of capital expenditures related to new construction of, and improvements to, Idaho Power’s generation, transmission, and distribution facilities. IDACORP’s and Idaho Power’s net investing cash outflows for the six months ended June 30, 2023, were $264 million and $263 million, respectively. Investing cash outflows for 2023 and 2022 were primarily for construction of utility infrastructure needed to address Idaho Power’s aging plant and equipment, customer growth, and environmental and regulatory compliance requirements. Significant items and transactions that affected investing cash flows in the first six months of 2023 were as follows:

•IDACORP’s and Idaho Power’s investing cash outflows for 2023 included $274 million of additions to property, plant and equipment, including $47 million spent on battery storage projects, and at June 30, 2023, $49 million was accrued in accounts payable on their consolidated balances sheets related to battery storage projects;
•IDACORP’s and Idaho Power's investing cash inflows for 2023 included $9 million from Boardman-to-Hemingway project joint permitting participants relating to a portion of the permitting expenditures and a security deposit;
•IDACORP’s and Idaho Power's investing cash outflows for 2023 included a $5 million investment in IERCo, a wholly-owned subsidiary of Idaho Power; and
•IDACORP’s and Idaho Power's investing cash inflows for 2023 included $4 million in sales of equity securities, held in a rabbi trust, which is designated to provide funding for obligations related to Idaho Power's security plan for senior management employees.

Financing Cash Flows

Financing activities provide supplemental cash for both day-to-day operations and capital requirements, as needed. IDACORP's and Idaho Power's net financing cash inflows for the six months ended June 30, 2023, were $214 million and $257 million, respectively. Idaho Power funds liquidity needs for capital investment, working capital, managing commodity price risk, dividends, and other financial commitments through cash flows from operations, debt offerings, commercial paper markets, credit facilities, a term loan facility, and capital contributions from IDACORP. IDACORP funds its cash requirements, such as payment of taxes, payment of dividends, capital contributions to Idaho Power, and non-utility expenses allocated to IDACORP, through cash flows from operations, commercial paper markets, sales of common stock, and credit facilities. Significant items and transactions that affected financing cash flows in the first six months of 2023 were as follows:

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
•in April 2023, Idaho Power repaid, at maturity, $75 million in principal amount of 2.50% first mortgage bonds, secured medium-term notes, Series I;
•in May 2023, Idaho Power repaid $50 million in principal amount of a March 2022 term loan agreement; and
•IDACORP and Idaho Power paid dividends of $81 million and $41 million in 2023, respectively.

Available Short-Term Borrowing Liquidity

The table below outlines available short-term borrowing liquidity as of the dates specified (in thousands).

	June 30, 2023		December 31, 2022
	IDACORP(2)	Idaho Power	IDACORP(2)	Idaho Power
Revolving credit facility	$100,000	$300,000	$100,000	$300,000
Commercial paper outstanding	—	—	—	—
Identified for other use(1)	—	(19,885)	—	(19,885)
Net balance available	$100,000	$280,115	$100,000	$280,115
(1) American Falls bonds that Idaho Power could be required to purchase prior to maturity under the optional or mandatory purchase provisions of the bonds, if the remarketing agent for the bonds is unable to sell the bonds to third parties.
(2) Holding company only.

On July 28, 2023, IDACORP and Idaho Power had no loans outstanding under their revolving credit facilities and had no commercial paper outstanding. The table below presents additional information about short-term commercial paper borrowing during the three and six months ended June 30, 2023.

	Three months ended June 30, 2023		Six months ended June 30, 2023
	IDACORP(1)	Idaho Power	IDACORP(1)	Idaho Power
Commercial Paper:
Period end:
Amount outstanding	$—	$—	$—	$—
Weighted average interest rate	—%	—%	—%	—%
Daily average amount outstanding during the period	$—	$—	$—	$18,554
Weighted average interest rate during the period	—%	—%	—%	4.94%
Maximum month-end balance	$—	$—	$—	$110,000
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

Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties. As of June 30, 2023, Idaho Power had posted $44 million of cash performance assurance collateral related to these contracts. Should Idaho Power experience a reduction in its credit rating on its unsecured debt to below investment grade, Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral, and counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions. Based upon Idaho Power’s current energy and fuel portfolio and market conditions as of June 30, 2023, the amount of additional collateral that could be requested upon a downgrade to below investment grade is approximately $19 million. To minimize capital requirements, Idaho Power actively monitors its portfolio exposure and the potential exposure to additional requests for performance assurance collateral through sensitivity analysis.

Capital Requirements

Idaho Power's cash capital expenditures, excluding AFUDC, were $265 million during the six months ended June 30, 2023. The table below presents Idaho Power's estimated accrual-basis additions to property, plant, and equipment for 2023 (including amounts incurred to-date) through 2027 (in millions of dollars). The amounts in the table exclude AFUDC but include net costs of removing assets from service that Idaho Power expects would be eligible to be included in rate base in future rate case proceedings. Given the uncertainty associated with the timing of infrastructure projects and associated expenditures, actual expenditures and their timing could deviate substantially from those set forth in the table. The capital expenditure table below assumes, among other projects, construction and ownership of a number of capacity resources identified in Idaho Power's RFP, 2021 IRP, and preliminary 2023 IRP modeling in order to safely and reliably serve the company's customers. The timing and amount of actual constructed projects and capital expenditures could be affected by Idaho Power’s ability to timely obtain labor or materials at reasonable costs, supply chain disruptions and delays, regulatory determinations, inflationary pressures, macroeconomic conditions, or other issues, including those described below.

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

Resource Additions to Address Projected Energy and Capacity Deficits: As noted previously, Idaho Power's existing and sustained growth in customers, load, and peak demand for electricity, along with transmission constraints, has created the need for Idaho Power to acquire significant generation, transmission, and storage resources to meet energy and capacity needs over the next several years. To help meet peak needs in 2023 through 2025, Idaho Power entered into or expects to enter into contracts to purchase, own, and operate approximately 300 MW of battery storage assets with expected useful lives of approximately 20 years, entered into a 20-year agreement to purchase the storage capacity from a 150-MW battery storage facility, and also entered into three power purchase agreements for the combined 340 MW output of planned third-party solar facilities with 20- to 25-year terms. As described in “Regulatory Matters” of this MD&A, Idaho Power plans to sell the output of two of these solar power purchase agreements totaling 240 MW exclusively to two large industrial customers under agreements modeled after Idaho Power’s proposed Clean Energy Your Way program. To help address the additional capacity deficits projected for 2026 through 2027, Idaho Power has issued an RFP for additional resources. The capital requirements table above includes capital expenditures of more than $600 million from 2023 through 2027 for resource additions to address projected energy and capacity deficits in those years. Depending on factors such as RFP results, the timing of project in-service dates, estimated load and resource balances and customer growth, the nature and quantity of resources owned versus acquired under power purchase agreements or similar agreements, and the outcome of regulatory proceedings, actual expenditures and their timing could deviate substantially from Idaho Power's expected expenditures.

Boardman-to-Hemingway Transmission Line: The Boardman-to-Hemingway line, a planned 300-mile, high-voltage transmission project between a substation near Boardman, Oregon, and the Hemingway substation near Boise, Idaho, is expected to provide transmission service to meet future resource needs. Material procurement and construction subcontract bid events are in progress and Idaho Power expects construction to begin in the second half of 2023. Given the status of ongoing activities and the construction period, Idaho Power expects the in-service date for the transmission line will be no earlier than 2026.

Until recently, Idaho Power had a joint funding agreement with PacifiCorp and BPA to pursue permitting of the project, with Idaho Power having an approximate 21 percent interest, BPA having an approximate 24 percent interest, and PacifiCorp having an approximate 55 percent interest in the permitting phase of the project. In March 2023, BPA, PacifiCorp, and Idaho Power signed various agreements to facilitate certain asset transfers and other coordination efforts among the parties as the transmission line moves toward construction. In particular, an agreement between Idaho Power and BPA transferred BPA’s total interest in the project to Idaho Power, increasing Idaho Power's interest to approximately 45 percent, and provided that Idaho Power will deliver transmission service to BPA's customers across southern Idaho. The agreement also required BPA to make a $10 million security payment to Idaho Power. On Idaho Power's condensed consolidated balance sheet, the agreement increased construction work in progress by $31 million for the acquired permitting interest, cash and cash equivalents by $10 million for the additional security payment, and other non-current liabilities by $41 million for Idaho Power's obligation to pay for the permitting interest and to return the security deposit to BPA. Payments to BPA for the permitting interest are expected to be made over a 15-year period beginning 10 years after energization of the transmission line project, while the security deposit is due to be returned to BPA upon energization.

Idaho Power has spent approximately $169 million, including Idaho Power's AFUDC, on the Boardman-to-Hemingway project through June 30, 2023. Pursuant to the terms of the joint funding arrangements, Idaho Power has received $107 million in reimbursement as of June 30, 2023, from project co-participants for their share of costs (including $31 million related to BPA's share, which was transferred to Idaho Power in March 2023 as part of the agreement described above). As of the date of this report, no material co-participant reimbursements are outstanding. The remaining joint permitting participant is obligated to reimburse Idaho Power for its share of any future project permitting expenditures or agreed upon early construction expenditures incurred by Idaho Power under the terms of the joint funding agreement.

The permitting phase of the Boardman-to-Hemingway project was subject to federal review and approval by various federal agencies. Federal agency records of decision have been received and all lawsuits challenging the federal rights-of-way have been resolved. In the separate State of Oregon permitting process, the state's EFSC approved Idaho Power's site certificate on September 27, 2022. The Oregon Department of Energy subsequently issued a final order and site certificate. Three parties filed appeals to the Oregon Supreme Court asking that court to overturn EFSC's approval of the Boardman-to-Hemingway site certificate. On March 9, 2023, the Oregon Supreme Court affirmed the EFSC's final order approving Idaho Power's site certificate.

In June 2023, Idaho Power and PacifiCorp executed a construction funding agreement and filed it with the FERC. Idaho Power anticipates that the agreement will go into effect upon meeting the conditions precedent contained in the agreement relating to acceptance of the agreement by the FERC, receipt of the CPCNs for Boardman-to-Hemingway from Oregon and Idaho for Idaho Power and Idaho and Wyoming for PacifiCorp, and Idaho Power and PacifiCorp consenting to the conditions contained within their respective CPCNs.

As of June 2023, the IPUC, OPUC, and Wyoming Public Service Commission have granted, or made oral decisions approving, Idaho Power and PacifiCorp their respective CPCNs related to the construction of the Boardman-to-Hemingway project.

Total cost estimates for the project are trending toward the upper end of Idaho Power's estimated cost range of between $1.1 billion and $1.3 billion, including Idaho Power's AFUDC. The capital requirements table above includes approximately $430 million of Idaho Power's share of estimated costs (excluding AFUDC) related to the remaining permitting phase, design, material procurement, and construction phases of the project. The preliminary estimates of construction costs could change as the construction timeline nears and as the project participants obtain more detailed information on construction and material costs.

Gateway West Transmission Line: Idaho Power and PacifiCorp are pursuing the joint development of the Gateway West project, a high-voltage transmission lines project between a substation located near Douglas, Wyoming, and the Hemingway substation located near Boise, Idaho. In 2012, Idaho Power and PacifiCorp entered a joint funding agreement for permitting of the project. Idaho Power has expended approximately $57 million, including Idaho Power's AFUDC, for its share of the permitting phase of the project through June 30, 2023. As of the date of this report, Idaho Power estimates the total cost for its share of the project (including both permitting and construction) to be trending toward the upper end of the cost range between $300 million and $500 million, including AFUDC. The capital requirements table above includes approximately $40 million of Idaho Power's share of estimated costs (excluding AFUDC) for the permitting phase of the project and early construction costs, based on Idaho Power's current estimate that it may commence construction of applicable segments during that time period.

The permitting phase of the Gateway West project was subject to review and approval of the U.S. Bureau of Land Management (BLM). The BLM has published its records of decision for all segments of the transmission line. In late 2020, PacifiCorp completed construction and commissioned a 140-mile segment of its portion of the project in Wyoming. In March 2023, PacifiCorp initiated the pre-construction phase of 620 miles of 500-kV transmission line from the Populus substation near Downey, Idaho, to the Hemingway substation near Melba, Idaho. Idaho Power and PacifiCorp continue to coordinate the timing of next steps to best meet customer and system needs.

Defined Benefit Pension Plan Contributions

Idaho Power has no minimum contribution requirement to its defined benefit pension plan in 2023, and during the six months ended June 30, 2023, Idaho Power made a $10 million contribution. Idaho Power is considering contributing up to an additional $30 million to its pension plan during 2023 in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions, as well as to mitigate the cost of being in an underfunded position. The primary impact of pension contributions is on the timing of cash flows, as the timing of cost recovery lags behind contributions.

Contractual Obligations

IDACORP’s and Idaho Power’s contractual cash obligations have not materially changed during the six months ended June 30, 2023, except as disclosed in Note 5 – “Long-Term Debt” and Note 8 – “Commitments” to the condensed consolidated financial statements included in this report.

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

Between general rate cases, Idaho Power relies upon customer growth, a FCA mechanism, power cost adjustment mechanisms, tariff riders, and other mechanisms to mitigate the impact of regulatory lag, which refers to the period of time between making an investment or incurring an expense and recovering that investment or expense and earning a return. Management's regulatory focus in recent years has been largely on regulatory settlement stipulations and the design of rate mechanisms. With Idaho Power’s current and anticipated significant infrastructure investments, including those that are intended to help meet projected near-term capacity deficits, Idaho Power filed a general rate case in Idaho on June 1, 2023, with a general rate case filing in Oregon likely to follow in late 2023 or 2024. Refer to Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report for additional information regarding the Idaho general rate case filing.

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

Notable Retail Rate Changes

During 2023, Idaho Power received orders authorizing the rate changes summarized in the table below.

Description	Status	Estimated Rate Impact(1)	Notes
Power Cost Adjustment Mechanism - Idaho	New PCA rate became effective June 1, 2023	$105.1 million PCA increase for the period from June 1, 2023, to May 31, 2024	The income statement impact of revenue changes associated with the Idaho PCA mechanism is largely offset by associated increases and decreases in actual power supply costs and amortization of deferred power supply costs. The rate increase reflects higher costs associated with market energy and natural gas prices, combined with limited coal supply. The IPUC order approving the PCA increase defers collection of $95.1 million of deferred PCA costs to the subsequent annual PCA collection period.
Fixed Cost Adjustment Mechanism - Idaho	New FCA rate became effective June 1, 2023	$10.1 million FCA decrease for the period from June 1, 2023, to May 31, 2024	The FCA is designed to remove a portion of Idaho Power’s financial disincentive to invest in energy efficiency programs by partially separating (or decoupling) the recovery of fixed costs from the volumetric kilowatt-hour (kWh) charge and instead linking it to a set amount per customer.
Annual Power Cost Update - Oregon	New APCU rate became effective June 1, 2023	$7.7 million APCU increase for the period from June 1, 2023, to May 31, 2024	The rate increase reflects continued high natural gas prices, combined with limited coal generation and increased forward market electric prices.
(1) The annual amount collected in rates is typically not recovered on a straight-line basis (i.e., 1/12th per month), and is instead recovered in proportion to retail sales volumes.

Idaho Earnings Support and Sharing from Idaho Settlement Stipulation

A May 2018 Idaho settlement stipulation related to tax reform (May 2018 Idaho Tax Reform Settlement Stipulation) is described in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2022 Annual Report. IDACORP and Idaho Power believe that the terms allowing additional amortization of ADITC in the settlement stipulations provide the companies with a greater degree of earnings stability than would be possible without the terms of the stipulations in effect. Based on its estimate of full-year 2023 Idaho ROE, in the three and six months ended June 30, 2023, Idaho Power recorded $3.8 million and $7.5 million, respectively, in additional ADITC amortization under the May 2018 Idaho Tax Reform Settlement Stipulation. Accordingly, at June 30, 2023, $37.5 million of additional ADITC remains available for future use. Idaho Power recorded no additional ADITC amortization or provision against revenues for sharing of earnings with customers during 2022.

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

The following table summarizes the change in deferred (accrued) net power supply costs during the six months ended June 30, 2023 (in millions).

	Idaho	Oregon	Total
Deferred net power supply costs at December 31, 2022	$128.7	$0.6	$129.3
Current period net power supply costs deferred (accrued)	25.3	(0.3)	25.0
Prior amounts collected through rates	(23.3)	—	(23.3)
SO2 allowance and renewable energy certificate net sales	(7.6)	(0.3)	(7.9)
Interest and other	2.9	—	2.9
Deferred net power supply costs at June 30, 2023	$126.0	$—	$126.0

Open Access Transmission Tariff Draft Posting

Idaho Power uses a formula rate for transmission service provided under its OATT, which provides that transmission rates will be updated annually based primarily on financial and operational data Idaho Power files with the FERC. The existing OATT rate in effect from October 1, 2022, to September 30, 2023, is $31.42 per "kW-year" based on a net annual transmission revenue requirement of $132.7 million. In May 2023, Idaho Power publicly posted its 2023 draft transmission rate, reflecting a transmission rate of $31.13 per "kW-year," to be effective for the period from October 1, 2023, to September 30, 2024. A "kW-year" is a unit of electrical capacity equivalent to 1 kilowatt of power used for 8,760 hours. Idaho Power's draft rate was based on a net annual transmission revenue requirement of $137.4 million.

Boardman-to-Hemingway Transmission Line Certificates of Public Convenience and Necessity

In June 2023, the IPUC and OPUC both issued orders granting Idaho Power's applications for certificates of public convenience and necessity authorizing construction of the Boardman-to-Hemingway 500-kV transmission line. The Boardman-to-Hemingway project is described in more detail in the "Liquidity and Capital Resources" section of this MD&A.

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

In July 2023, following review by an independent evaluator appointed by the OPUC, OPUC staff, and other intervenors, the OPUC issued an order approving Idaho Power's final RFP to procure resources for its anticipated energy and capacity needs in 2026 and 2027.

Jim Bridger Power Plant Base Rate Adjustment and Recovery

In June 2022, the IPUC issued the Bridger Order approving, with modifications, Idaho Power’s amended application requesting authorization to (1) accelerate depreciation for the Jim Bridger plant, to allow the coal-related plant assets to be fully depreciated and recovered by December 31, 2030, (2) establish a balancing account to track the incremental costs, benefits, and required regulatory accounting associated with ceasing participation in coal-fired operations at the Jim Bridger plant, and (3) increase customer rates related to the associated incremental annual levelized revenue requirement. The Bridger Order and associated accounting are described in Note 3 – “Regulatory Matters” to the condensed consolidated financial statements included in this report. Idaho Power plans to cease participation in all coal-related operations at the Jim Bridger plant by 2028.

Wildfire Mitigation Cost Deferral

In June 2021, the IPUC authorized Idaho Power to defer for future amortization incremental O&M and depreciation expense of certain capital investments necessary to implement the company's WMP. The IPUC also authorized Idaho Power to record these deferred expenses as a regulatory asset until the company can request amortization of the deferred costs in a future IPUC proceeding, at which time the IPUC will have the opportunity to review actual costs and determine the amount of prudently incurred costs that Idaho Power can recover through retail rates. In its 2021 application with the IPUC, Idaho Power projected spending approximately $47 million in incremental wildfire mitigation-related O&M and roughly $35 million in wildfire mitigation system-hardening incremental capital expenditures over a five year period. The IPUC authorized a deferral period of five years, or until rates go into effect after Idaho Power's next general rate case, whichever is first. As of June 30, 2023, Idaho Power’s deferral of Idaho-jurisdiction costs related to the WMP was $39.5 million.

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

Large Customer Rate Proceedings

Brisbie, LLC Data Center: In April 2023, the IPUC approved an arrangement, modeled after the Clean Energy Your Way program as described in the 2022 Annual Report in Part II, Item 7 - "Regulatory Matters," under which a new large load customer, Brisbie, LLC (Brisbie), a wholly-owned subsidiary of Meta Platforms, Inc., would purchase from Idaho Power energy for a new 960,000 square-foot enterprise data center. The energy to be purchased by Brisbie is anticipated to be generated by a to-be-constructed 200-MW solar facility pursuant to a long-term power purchase agreement between Idaho Power and a third party. The solar facility is scheduled to begin operating as early as March 2025.

In May 2023, the IPUC issued an order approving, with modifications, a special contract for electric service for Brisbie for the new data center. Idaho regulations require any utility customer with an average load exceeding 20 MW to enter into a special contract with its electric provider. Brisbie, in addition to its large load service requirements in excess of 20 MW, has a sustainability objective to support 100 percent of its operations with new renewable resources. Under the special contract, Idaho Power expects to procure enough renewable resources to provide Brisbie with 100 percent renewable energy on an annual basis for Brisbie’s facility. The IPUC approval of the special contract requires Idaho Power to file a modified energy services agreement and rate schedule, which Idaho Power plans to file by August 9, 2023.

Micron Dedicated Renewable Resource: In August 2022, the IPUC issued an order approving, with modifications, Idaho Power's application for a revised special contract for electric service between Idaho Power and Micron. The application was modeled after the Clean Energy Your Way program as described in the 2022 Annual Report in Part II, Item 7 - "Regulatory Matters," and included an arrangement under which Micron would purchase from Idaho Power energy generated by a to-be-constructed 40-MW solar facility pursuant to a 20-year power purchase agreement between Idaho Power and a third party. The solar facility began operating in May 2023.

In April 2023, the IPUC issued an order approving Idaho Power's compliance filing of revised electric service rates for Micron that include new energy rates that incorporate the solar generation and compensation for capacity value and excess renewable energy generation.

Lamb Weston, Inc. Special Contract: In May 2023, Idaho Power filed an application for approval of a special contract for electric service for an existing large load customer, Lamb Weston, Inc. (Lamb Weston). Idaho Power anticipates Lamb Weston's large load service requirements to exceed 20 MW and Idaho regulations require any utility customer with an average load exceeding 20 MW to enter into a special contract with its electric provider. As of the date of this report, the IPUC's decision in this matter is pending.

Western Resource Adequacy Program

In March 2023, Idaho Power filed an application with the IPUC requesting that the IPUC issue an order acknowledging the potential for long-term cost savings associated with Idaho Power's participation in the Western Resource Adequacy Program (WRAP), and allowing the company to recover WRAP-associated costs in a future rate proceeding. The WRAP is a regional reliability and compliance program being developed in western North America with the intent of providing a region-wide approach for assessing and addressing resource adequacy and reliability. Idaho Power anticipates that by participating in the WRAP it can avoid paying higher prices for energy in the wholesale markets, which savings would largely be provided to customers through Idaho Power's power cost adjustment mechanisms. In addition to the potential cost savings, Idaho Power anticipates its participation in the WRAP to provide the company with insight into regional resource adequacy and the ability to procure energy and capacity in times of extreme need. As of the date of this report, the IPUC's determination in this matter is pending.

Customer-Owned Generation Filing

Customer-owned generation enables customers to install solar panels or other on-site energy-generating resources and connect them to Idaho Power’s grid. If a customer requires more energy than its system generates, it uses energy supplied by Idaho Power’s grid and infrastructure. If a customer's system generates more energy than the customer uses, the energy is transferred to the grid and Idaho Power applies a corresponding kWh credit to the customer’s bill. In May 2018, the IPUC issued an order authorizing the creation of two new customer classes for residential and small commercial customers who install their own on-site generation, with no change to pricing or compensation. Idaho Power has initiated several cases with the IPUC related to studying the costs and benefits of customer-owned generation on Idaho Power’s system, and exploring potential modifications to the customer-owned generation pricing structure. In December 2019 and February 2020, the IPUC issued orders directing Idaho Power to (1) complete additional studies related to the costs and benefits of customer generation before changes to the compensation structure are implemented, and (2) continue to allow residential and small commercial customers with on-site generation installed prior to December 20, 2019, to be subject to the compensation and billing structure in place on that date until December 20, 2045. In December 2020, the IPUC issued an order establishing a 25-year grandfathering term for large commercial, industrial, and irrigation customers, similar to the terms approved for the residential and small commercial customer classes.

In June 2022, as directed by the IPUC, Idaho Power filed a comprehensive study on the costs and benefits of on-site generation based on the IPUC’s study framework findings and conclusions, and in December 2022, the IPUC issued an order that acknowledged the company's study and directed Idaho Power to file a new case requesting to implement changes to the structure and design of its on-site generation program. In May 2023, Idaho Power filed a new case as directed by the IPUC, requesting the IPUC to implement changes for non-grandfathered customers starting January 1, 2024, including: 1) a change from net monthly to real-time net billing, which would better measure customers’ actual reliance on the grid; 2) a change in the excess exported energy credit from a kWh credit ranging in value of 5 to 12 cents, depending on the customer class, to a time-differentiated financial bill credit ranging from approximately 5 to 20 cents per kWh that would be updated annually; and 3) a modification to the eligibility cap for large commercial, industrial, and irrigation customers. As of the date of this report, the IPUC's determination in this matter is pending.

Renewable and Other Energy Contracts

Idaho Power has contracts for the purchase of electricity produced by third-party owned generation facilities, most of which produce energy with the use of renewable generation sources such as wind, solar, biomass, small hydropower, and geothermal. The majority of these contracts are entered into as mandatory purchases under PURPA. As of June 30, 2023, Idaho Power had contracts to purchase energy from 129 online PURPA projects. An additional five contracts are with online non-PURPA projects, including the Elkhorn Valley wind project with a 101-MW nameplate capacity, the Jackpot Solar project with a 120-MW nameplate capacity, and the Black Mesa solar project with a 40-MW nameplate capacity.

The following table sets forth, as of June 30, 2023, the resource type and nameplate capacity of Idaho Power's signed agreements for power purchases from PURPA and non-PURPA generating facilities. These agreements have original contract terms ranging from one to 35 years.

Resource Type	Online (MW)	Under Contract but not yet Online (MW)	Total Projects under Contract (MW)
PURPA:
Wind	625	—	625
Solar	316	74	390
Hydropower	150	1	151
Other	44	—	44
Total	1,135	75	1,210
Non-PURPA:
Wind	101	—	101
Geothermal	35	—	35
Solar	160	300	460
Total	296	300	596

The PURPA-qualifying facility projects not yet online include one hydropower project that is scheduled to be online in 2023, and three PURPA-qualifying facility solar projects expected to be online in 2024. Two non-PURPA solar projects, for 100 MW and 200 MW, are scheduled to be online in 2024 and 2025, respectively. In February 2023, Idaho Power filed an application with the IPUC requesting an order approving the agreement with the 100 MW solar project, and granting Idaho Power a certificate of public convenience and necessity to acquire a total of 72 MW of new dispatchable energy storage to meet identified capacity deficiencies in 2024. As of the date of this report, the IPUC's determination in this matter is pending.

In April 2023, Idaho Power entered into an agreement, pending regulatory approval, with a 150-MW battery storage facility, scheduled to be online in June 2025. Under the agreement, the facility would provide 150 MW of capacity on Idaho Power’s system for a period of 20 years, and Idaho Power would have the exclusive right to dispatch and use the charging and discharging energy in exchange for a monthly payment. In May 2023, Idaho Power filed an application with the IPUC requesting an order approving the agreement and acknowledging the lease accounting necessary to facilitate the transaction, and that the resulting expenses are prudently incurred for ratemaking purposes. As part of that same application, Idaho Power requested the IPUC issue an order granting Idaho Power a certificate of public convenience and necessity to acquire a total of 101 MW of new dispatchable energy storage to meet identified capacity deficiencies in both 2024 and 2025. As of the date of this report, the IPUC's decision in these matters is pending.

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

In June 2022, the FERC issued a Notice of Intent (NOI) to prepare a supplemental EIS in accordance with NEPA. The FERC indicated that the supplemental EIS would address the new and revised measures proposed by the CWA 401 certification settlement, the conditions contained in the Oregon and Idaho water quality certifications, and the information provided in the draft biological assessments. The FERC also reinitiated informal consultation with the USFWS and the NMFS under section 7 of the ESA. In the notice of intent, the FERC predicted that the draft supplemental EIS would be published in June 2023 and the final supplemental EIS in December 2023; an updated NOI has not yet been issued.

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

Relicensing costs for Idaho Power's hydropower projects are recorded as construction work in progress until new multi-year licenses are issued by the FERC, at which time the charges are transferred to electric plant in service. Idaho Power expects to seek recovery of relicensing costs and costs related to a new long-term license through the regulatory process. Relicensing costs of $441 million (including AFUDC) for the HCC were included in construction work in progress at June 30, 2023. As of the date of this report, the IPUC authorizes Idaho Power to include in its Idaho jurisdiction rates $8.8 million of AFUDC annually relating to the HCC relicensing project. Collecting these amounts currently will reduce future collections when HCC relicensing costs are approved for recovery in base rates. As of June 30, 2023, Idaho Power's regulatory liability for collection of AFUDC relating to the HCC was approximately $218 million.

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

Endangered Species Act Matters

Changes to the Endangered Species Act: The listing of a species, or changes to the critical habitat designations, of fish, wildlife, or plants as threatened or endangered under the ESA, and the associated mitigation policies, may have an adverse impact on Idaho Power's ability to construct power supply, transmission, or distribution facilities or relicense or operate its hydropower facilities. In May 2023, the USFWS published a revised Mitigation Policy and a revised ESA Compensatory Mitigation Policy (Revised Policies) which together establish fundamental mitigation principles and compensatory mitigation standards and application guidance through implementation of the ESA. The Revised Policies scale back the mitigation goal from the previous policies by including a nexus and proportionality principle to reinforce that government-required mitigation measures must have a clear connection with the anticipated effects of the proposed land use. As of the date of this report, Idaho Power is uncertain to what extent the Revised Policies may impact its obligations in permitting infrastructure, including relicensing its hydroelectric facilities, and transmission lines.

Clean Air Act Matters

Good Neighbor Plan: In June 2023, the U.S. Environmental Protection Agency (EPA) published the final rule under the CAA called the Federal "Good Neighbor Plan" for the 2015 Ozone National Ambient Air Quality Standards (Good Neighbor Plan), to be effective August 4, 2023. The Good Neighbor Plan establishes NOx emissions budgets requiring fossil fuel-fired power plants to participate in an allowance-based ozone season trading program. The EPA's final rule temporarily excludes power plants located in Wyoming, while the EPA reevaluates the proposed disapproval of the Wyoming state implementation plan (SIP). Refer to Part II, Item 7 - "MD&A - Environmental Issues" in the 2022 Annual Report for more information on SIPs.

In July 2023, the Ninth Circuit Court of Appeals issued a stay halting application of the Good Neighbor Plan in Nevada pending a hearing on the merits of an appeal challenging the EPA's disapproval of Nevada's SIP. As of the date of this report, Idaho Power continues to evaluate the specific impacts the Good Neighbor Plan could have on its operations at the Valmy and Jim Bridger plants. If the Good Neighbor Plan is implemented in Nevada and Wyoming, Idaho Power anticipates under certain conditions it could reduce the ability to use the full available output at the Valmy and Jim Bridger plants.

Regulation of Greenhouse Gas Emissions: In May 2023, the EPA released a proposed rule under Section 111 of the CAA to regulate greenhouse gas emissions from fossil fuel-fired power plants. The proposed rule would impose significant GHG emissions reductions on new and existing natural gas-fired generating units and coal plants expected to be operational in 2040 and beyond. The proposed rule would require states to submit plans to the EPA to implement standards for existing sources within 24 months of the effective date of the emission guidelines. As of the date of this report, Idaho Power continues to evaluate the specific impacts the proposed rule could have on its operations at its three natural gas facilities, as well as the Valmy and Jim Bridger plants. If the proposed rule is implemented, Idaho Power anticipates that the GHG emissions reductions may under certain circumstances only be achievable by reducing unit runtimes.

Clean Water Act Matters

Definition of “Waters of the United States” Under the CWA: Since 2015, the EPA and U.S. Army Corps of Engineers have been attempting to define the scope of "waters of the United States" (WOTUS) under the CWA. The WOTUS definition is fundamental to the application of the CWA because only those bodies of water designated as WOTUS are protected from unlawful discharge of pollutants under the CWA.

In May 2023, the U.S. Supreme Court issued a decision defining WOTUS under the CWA and providing nationwide clarity of the federal government’s jurisdiction over WOTUS. The decision restricts the federal government's ability to regulate wetlands that do not have a continuous surface connection with a navigable water. While not addressed in the opinion, ephemeral streams and other water bodies that are not relatively permanent would also not be jurisdictional under the May 2023 decision. The current presidential administration is developing a rule to amend the previous rule published in January 2023, consistent with the U.S. Supreme Court's decision. Because the new definition does not alter how the CWA applies to most of Idaho Power's facilities, including its hydropower plants, Idaho Power does not expect the new rule to materially impact Idaho Power's operations or financial condition.

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

In June 2022, Idaho Power and the IDEQ entered into a consent judgment in the district courts for the third, fourth, fifth, and sixth judicial districts of the State of Idaho to resolve a National Pollutant Discharge Elimination System permitting issue related to 15 of Idaho Power’s hydropower projects that required Idaho Power to pay a $1.1 million fine, implement interim measures for compliance, and ultimately submit applications for new permits at each of the dams subject to the consent judgment. Due to a misinterpretation of law, the EPA cancelled water discharge permits in the mid-1990’s, and Idaho Power recently determined that those permits are applicable for operation of the dams. However, Idaho Power believes that the dams would have been in compliance with the earlier permits had they remained in place. As of the date of this report, Idaho Power has submitted new permit applications for nine of the dams and anticipates completing all submissions by June 2024.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IDACORP is exposed to market risks, including changes in interest rates, changes in commodity prices, credit risk, and equity price risk. The following discussion summarizes material changes in these risks since December 31, 2022, and the financial instruments, derivative instruments, and derivative commodity instruments sensitive to changes in interest rates, commodity prices, and equity prices that were held at June 30, 2023. IDACORP has not entered into any of these market-risk-sensitive instruments for trading purposes.

Interest Rate Risk

IDACORP manages interest expense and short- and long-term liquidity through a combination of fixed rate and variable rate debt. Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly-rated financial institutions may be used to achieve the desired combination.

Variable Rate Debt: As of June 30, 2023, IDACORP had no net variable rate debt, as the carrying value of short-term investments exceeded the carrying value of outstanding variable rate debt.

Fixed Rate Debt: As of June 30, 2023, IDACORP had $2.5 billion in fixed rate debt, with a fair value of approximately $2.2 billion. These instruments are fixed rate and, therefore, do not expose the companies to a loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $278 million if market interest rates were to decline by one percentage point from their June 30, 2023, levels.

Commodity Price Risk

IDACORP's exposure to changes in commodity prices is related to Idaho Power's ongoing utility operations that produce electricity to meet the demand of its retail electric customers. These changes in commodity prices are mitigated in large part by Idaho Power's Idaho and Oregon power cost adjustment mechanisms. To supplement its supply resources and balance its supply of power with the demand of its retail customers, Idaho Power participates in the wholesale marketplace. IDACORP's commodity price risk as of June 30, 2023, had not changed materially from that reported in Item 7A of IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2022 (2022 Annual Report). Information regarding Idaho Power’s use of derivative instruments to manage commodity price risk can be found in Note 11 - "Derivative Financial Instruments" to the condensed consolidated financial statements included in this report.

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

The use of performance assurance collateral in the form of cash, letters of credit, or guarantees is common industry practice. Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties. As of June 30, 2023, Idaho Power posted $44 million performance assurance collateral related to these contracts. Should Idaho Power experience a reduction in its credit rating on Idaho Power's unsecured debt to below investment grade, Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral. Counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions. Based upon Idaho Power's energy and fuel portfolio and market conditions as of June 30, 2023, the amount of collateral that could be requested upon a downgrade to below investment grade was approximately $18.7 million. To minimize capital requirements, Idaho Power actively monitors the portfolio exposure and the potential exposure to additional requests for performance assurance collateral calls through sensitivity analysis.

IDACORP's credit risk related to uncollectible accounts, net of amounts reserved, as of June 30, 2023, had not changed materially from that reported in Item 7A of the 2022 Annual Report, except as disclosed in Note 4 - "Revenues" to the condensed consolidated financial statements included in this report. Additional information regarding Idaho Power’s management of credit risk and credit contingent features can be found in Note 11 - "Derivative Financial Instruments" to the condensed consolidated financial statements included in this report.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

IDACORP: The Chief Executive Officer and the Chief Financial Officer of IDACORP, based on their evaluation of IDACORP’s disclosure controls and procedures (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (Exchange Act)) as of June 30, 2023, have concluded that IDACORP’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective as of that date.

Idaho Power: The Chief Executive Officer and the Chief Financial Officer of Idaho Power, based on their evaluation of Idaho Power’s disclosure controls and procedures (pursuant to Rule 13a-15(b) of the Exchange Act) as of June 30, 2023, have concluded that Idaho Power’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective as of that date.

Changes in Internal Control over Financial Reporting

There have been no changes in IDACORP's or Idaho Power's internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, IDACORP's or Idaho Power's internal control over financial reporting.

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

Issuer Purchases of Equity Securities

IDACORP did not repurchase any shares of its common stock during the quarter ended June 30, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 of this report, which is incorporated herein by reference.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2023, none of IDACORP's or Idaho Power's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 6. EXHIBITS

The following exhibits are filed or furnished, as applicable, with the Quarterly Report on Form 10-Q for the quarter ended June 30, 2023:

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

IDACORP, INC.
(Registrant)

Date:	August 3, 2023	By:	/s/ Lisa A. Grow
Lisa A. Grow
President and Chief Executive Officer

Date:	August 3, 2023	By:	/s/ Brian R. Buckham
Brian R. Buckham
Senior Vice President and Chief Financial Officer

IDAHO POWER COMPANY
(Registrant)

Date:	August 3, 2023	By:	/s/ Lisa A. Grow
Lisa A. Grow
President and Chief Executive Officer

Date:	August 3, 2023	By:	/s/ Brian R. Buckham
Brian R. Buckham
Senior Vice President and Chief Financial Officer