Form 10-Q
period 2023-09-30
IDACORP INC; IDAHO POWER CO
filed 2023-11-02
CIK 1057877, 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from __________ to __________
	Exact name of registrants as specified	I.R.S. Employer
Commission File	in their charters, address of principal	Identification
Number	executive offices, zip code and telephone number	Number
1-14465	IDACORP, Inc.	82-0505802
1-3198	Idaho Power Company	82-0130980

1221 W. Idaho Street
Boise,	Idaho	83702-5627
(208)	388-2200

State of Incorporation:	Idaho

None
Former name, former address and former fiscal year, if changed since last report.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	IDA	New York Stock Exchange

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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).
IDACORP, Inc.: Yes ☐ No ☒      Idaho Power Company: Yes ☐ No ☒

Number of shares of common stock outstanding as of October 27, 2023:
IDACORP, Inc.:        50,615,237
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

COMMONLY USED TERMS

The following select abbreviations, terms, or acronyms are commonly used or found in multiple locations in this report:

2022 Annual Report	-	IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2022
ADITC	-	Accumulated Deferred Investment Tax Credits
AFUDC	-	Allowance for Funds Used During Construction
AOCI	-	Accumulated Other Comprehensive Income
BCC	-	Bridger Coal Company, a joint venture of IERCo
BPA	-	Bonneville Power Administration
CPCN	-	Certificate of Public Convenience and Necessity
CWA	-	Clean Water Act
EFSC	-	Energy Facility Siting Council
EIS	-	Environmental Impact Statement
EPA	-	U.S. Environmental Protection Agency
ESA	-	Endangered Species Act
FCA	-	Fixed Cost Adjustment
FERC	-	Federal Energy Regulatory Commission
HCC	-	Hells Canyon Complex
IDACORP	-	IDACORP, Inc., an Idaho corporation
Idaho Power	-	Idaho Power Company, an Idaho corporation
Idaho ROE	-	Idaho-jurisdiction return on year-end equity
Ida-West	-	Ida-West Energy Company, a subsidiary of IDACORP, Inc.
IDEQ	-	Idaho Department of Environmental Quality
IERCo	-	Idaho Energy Resources Co., a subsidiary of Idaho Power Company
IFS	-	IDACORP Financial Services, Inc., a subsidiary of IDACORP, Inc.
IPUC	-	Idaho Public Utilities Commission
IRP	-	Integrated Resource Plan
Jim Bridger plant	-	Jim Bridger power plant
kWh	-	Kilowatt-hour
MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MW	-	Megawatt
MWh	-	Megawatt-hour
NAV	-	Net asset value
NMFS	-	National Marine Fisheries Service
O&M	-	Operations and Maintenance
OATT	-	Open Access Transmission Tariff
OPUC	-	Public Utility Commission of Oregon
PCA	-	Idaho-Jurisdiction Power Cost Adjustment
PCAOB	-	Public Company Accounting Oversight Board (United States)
PURPA	-	Public Utility Regulatory Policies Act of 1978
RFP	-	Request for Proposals
SEC	-	U.S. Securities and Exchange Commission
SIP	-	State Implementation Plan
SMSP	-	Security Plan for Senior Management Employees I and Security Plan for Senior Management Employees II, together
USFWS	-	U.S. Fish and Wildlife Service
Valmy plant	-	Idaho Power's jointly-owned coal-fired generating plant in Valmy, Nevada
WMP	-	Wildfire Mitigation Plan
WOTUS	-	Waters of the United States

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to the historical information contained in this report, this report contains (and oral communications made by IDACORP and Idaho Power may contain) statements that relate to future events and expectations, such as statements regarding projected or future financial performance, cash flows, capital expenditures, dividends, capital structure or ratios, load forecasts, strategic goals, challenges, objectives, and plans for future operations. Such statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, or future events, or performance, often, but not always, through the use of words or phrases such as "anticipates," "believes," "could," "estimates," "expects," "intends," "potential," "plans," "predicts," "preliminary," "projects," "targets," "may," "may result," "may continue," or similar expressions, are not statements of historical facts and may be forward-looking. Forward-looking statements are not guarantees of future performance, involve estimates, assumptions, risks, and uncertainties, and may differ materially from actual results, performance, or outcomes. In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in forward-looking statements include those factors set forth in this report, the 2022 Annual Report, particularly Part I, Item 1A - "Risk Factors" and Part II, Item 7 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of that report, subsequent reports filed by IDACORP and Idaho Power with the SEC, and the following important factors:

•decisions by the Idaho and Oregon public utilities commissions and the FERC that impact Idaho Power's ability to recover costs and earn a return on investment;
•changes to or the elimination of Idaho Power's regulatory cost recovery mechanisms;
•expenses and risks associated with capital expenditures for, and the permitting and construction of, utility infrastructure projects that Idaho Power may be unable to complete or that may not be deemed prudent by regulators for cost recovery or return on investment;
•expenses and risks associated with supplier and contractor delays and failure to satisfy project quality and performance standards, on utility infrastructure projects and the potential impacts of those delays and failures on Idaho Power's ability to serve customers;
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

•ability to acquire fuel, power, equipment, and transmission capacity on reasonable terms and prices, particularly in the event of unanticipated or abnormally high resource demands, price volatility, lack of physical availability, transportation constraints, outages due to maintenance or repairs to generation or transmission facilities, disruptions in the supply chain, or credit quality or lack of counterparty and supplier credit;
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
•ability to continue to pay dividends and achieve target dividend payout ratios based on financial performance, capital requirements, contractual covenants and restrictions, and regulatory limitations, and in light of credit rating considerations; and
•adoption of or changes in accounting policies and principles, changes in accounting estimates, and new SEC or New York Stock Exchange requirements or new interpretations of existing requirements.

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

IDACORP, Inc.
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Operating Revenues:
Electric utility revenues	$509,635	$517,101	$1,351,700	$1,218,690
Other	1,271	911	2,703	2,333
Total operating revenues	510,906	518,012	1,354,403	1,221,023

Operating Expenses:
Electric utility:
Purchased power	142,851	192,884	405,404	370,035
Fuel expense	71,723	63,631	191,917	143,750
Power cost adjustment	5,899	(30,806)	4,191	(31,631)
Other operations and maintenance	95,824	100,679	284,988	293,322
Energy efficiency programs	10,498	8,292	22,265	21,490
Depreciation	50,832	45,951	143,331	125,238
Other electric utility operating expenses	6,297	8,780	23,169	26,544
Total electric utility operating expenses	383,924	389,411	1,075,265	948,748
Other	694	377	2,453	1,877
Total operating expenses	384,618	389,788	1,077,718	950,625

Operating Income	126,288	128,224	276,685	270,398

Nonoperating (Income) Expense:
Allowance for equity funds used during construction	(11,044)	(9,461)	(32,125)	(27,872)
Earnings of unconsolidated equity-method investments	(4,195)	(4,098)	(9,387)	(8,694)
Interest on long-term debt	29,361	22,093	82,908	64,536
Other interest	5,572	4,188	14,935	11,864
Allowance for borrowed funds used during construction	(4,903)	(3,534)	(14,291)	(10,399)
Other income, net	(7,924)	(3,042)	(24,890)	(6,206)
Total nonoperating expense, net	6,867	6,146	17,150	23,229

Income Before Income Taxes	119,421	122,078	259,535	247,169

Income Tax Expense	13,774	15,450	29,000	29,768

Net Income	105,647	106,628	230,535	217,401
Income attributable to noncontrolling interests	(383)	(248)	(599)	(473)
Net Income Attributable to IDACORP, Inc.	$105,264	$106,380	$229,936	$216,928

Weighted Average Common Shares Outstanding - Basic	50,726	50,668	50,713	50,656
Weighted Average Common Shares Outstanding - Diluted	50,805	50,722	50,762	50,689
Earnings Per Share of Common Stock:
Earnings Attributable to IDACORP, Inc. - Basic	$2.08	$2.10	$4.53	$4.28
Earnings Attributable to IDACORP, Inc. - Diluted	$2.07	$2.10	$4.53	$4.28

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)

Net Income	$105,647	$106,628	$230,535	$217,401
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $51, $290, $153, and $870, respectively	146	837	439	2,511
Total Comprehensive Income	105,793	107,465	230,974	219,912
Income attributable to noncontrolling interests	(383)	(248)	(599)	(473)
Comprehensive Income Attributable to IDACORP, Inc.	$105,410	$107,217	$230,375	$219,439

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2023	December 31, 2022
	(in thousands)
Assets

Current Assets:
Cash and cash equivalents	$445,489	$177,577
Receivables:
Customer (net of allowance of $4,135 and $5,034, respectively)	135,021	114,173
Other (net of allowance of $587 and $512, respectively)	36,151	51,179
Income taxes receivable	—	13,734
Accrued unbilled revenues	81,533	84,862
Materials and supplies (at average cost)	131,616	92,461
Fuel stock (at average cost)	20,950	14,762
Prepayments	23,078	24,517
Current regulatory assets	163,818	80,049
Other	496	40,339
Total current assets	1,038,152	693,653
Investments	157,513	121,352
Property, Plant and Equipment:
Utility plant in service	7,148,293	6,828,467
Accumulated provision for depreciation	(2,575,485)	(2,465,279)
Utility plant in service - net	4,572,808	4,363,188
Construction work in progress	955,276	785,706
Utility plant held for future use	9,491	7,130
Other property, net of accumulated depreciation	16,357	16,946
Property, plant and equipment - net	5,553,932	5,172,970
Other Assets:
Company-owned life insurance	79,861	73,944
Regulatory assets	1,398,652	1,421,912
Other	65,424	59,427
Total other assets	1,543,937	1,555,283
Total	$8,293,534	$7,543,258

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2023	December 31, 2022
	(in thousands)
Liabilities and Equity

Current Liabilities:
Accounts payable	$227,348	$292,719
Taxes accrued	36,005	8,565
Interest accrued	21,733	24,060
Accrued compensation	54,028	59,265
Current regulatory liabilities	8,620	63,957
Advances from customers	103,860	72,222
Other	37,336	27,777
Total current liabilities	488,930	548,565
Other Liabilities:
Deferred income taxes	878,945	873,916
Regulatory liabilities	815,075	796,644
Pension and other postretirement benefits	204,604	238,037
Other	150,966	77,336
Total other liabilities	2,049,590	1,985,933
Long-Term Debt	2,826,150	2,194,145
Commitments and Contingencies
Equity:
IDACORP, Inc. shareholders’ equity:
Common stock, no par value (120,000 shares authorized; 50,615 and 50,562 shares issued, respectively)	886,243	882,189
Retained earnings	2,047,129	1,937,972
Accumulated other comprehensive loss	(12,483)	(12,922)
Total IDACORP, Inc. shareholders’ equity	2,920,889	2,807,239
Noncontrolling interests	7,975	7,376
Total equity	2,928,864	2,814,615
Total	$8,293,534	$7,543,258

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
	2023	2022
	(in thousands)
Operating Activities:
Net income	$230,535	$217,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	146,645	127,335
Deferred income taxes and investment tax credits	300	(16,850)
Changes in regulatory assets and liabilities	1,585	(1,361)
Pension and postretirement benefit plan expense	20,390	21,744
Contributions to pension and postretirement benefit plans	(54,388)	(43,143)
Earnings of equity-method investments	(9,387)	(8,694)
Distributions from equity-method investments	1,250	7,963
Allowance for equity funds used during construction	(32,125)	(27,872)
Other non-cash adjustments to net income, net	6,115	9,064
Change in:
Accounts receivable and unbilled revenues	(10,691)	(58,113)
Prepayments	(2,669)	3,356
Materials, supplies, and fuel stock	(45,343)	3,662
Accounts and wages payable	(116,417)	19,507
Taxes accrued/receivable	41,174	26,128
Other assets and liabilities	(14,943)	(11,152)
Net cash provided by operating activities	162,031	268,975
Investing Activities:
Additions to property, plant and equipment	(427,211)	(305,271)
Payments received from transmission project joint funding partners	14,920	10,979
Investments in affordable housing and other real estate tax credits projects	(2,742)	(10,183)
Distributions from equity-method investments, return of investment	—	11,287
Purchases of equity securities	(3,283)	(28,888)
Purchases of held-to-maturity securities	(868)	(31,017)
Proceeds from the sale of equity securities	6,252	56,728
Purchases of short-term investments	—	(25,000)
Maturities of short-term investments	—	25,000
Other	1,051	5,982
Net cash used in investing activities	(411,881)	(290,383)
Financing Activities:
Issuance of long-term debt	872,000	150,000
Discount on issuance of long-term debt	(7,006)	—
Retirement of long-term debt	(225,000)	—
Dividends on common stock	(120,578)	(114,308)
Tax withholdings on net settlements of share-based awards	(3,274)	(3,111)
Other	1,620	(187)
Net cash provided by financing activities	517,762	32,394
Net increase in cash and cash equivalents	267,912	10,986
Cash and cash equivalents at beginning of the period	177,577	215,243
Cash and cash equivalents at end of the period	$445,489	$226,229
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$1,900	$38,220
Interest (net of amount capitalized)	$82,614	$68,057
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$127,076	$65,374

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Common Stock
Balance at beginning of period	$884,309	$877,362	$882,189	$874,896
Share-based compensation expense	1,920	2,519	7,224	7,883
Tax withholdings on net settlements of share-based awards	(19)	(153)	(3,274)	(3,111)
Other	33	32	104	92
Balance at end of period	886,243	879,760	886,243	879,760
Retained Earnings
Balance at beginning of period	1,982,083	1,867,811	1,937,972	1,833,580
Net income attributable to IDACORP, Inc.	105,264	106,380	229,936	216,928
Common stock dividends ($0.79, $0.75, $2.37, and $2.25 per share, respectively)	(40,218)	(38,124)	(120,779)	(114,441)
Balance at end of period	2,047,129	1,936,067	2,047,129	1,936,067
Accumulated Other Comprehensive Loss
Balance at beginning of period	(12,629)	(38,366)	(12,922)	(40,040)
Unfunded pension liability adjustment (net of tax)	146	837	439	2,511
Balance at end of period	(12,483)	(37,529)	(12,483)	(37,529)
Total IDACORP, Inc. shareholders’ equity at end of period	2,920,889	2,778,298	2,920,889	2,778,298
Noncontrolling Interests
Balance at beginning of period	7,592	7,023	7,376	6,798
Net income attributable to noncontrolling interests	383	248	599	473
Balance at end of period	7,975	7,271	7,975	7,271
Total equity at end of period	$2,928,864	$2,785,569	$2,928,864	$2,785,569

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)

Operating Revenues	$509,635	$517,101	$1,351,700	$1,218,690

Operating Expenses:
Operation:
Purchased power	142,851	192,884	405,404	370,035
Fuel expense	71,723	63,631	191,917	143,750
Power cost adjustment	5,899	(30,806)	4,191	(31,631)
Other operations and maintenance	95,824	100,679	284,988	293,322
Energy efficiency programs	10,498	8,292	22,265	21,490
Depreciation	50,832	45,951	143,331	125,238
Other operating expenses	6,297	8,780	23,169	26,544
Total operating expenses	383,924	389,411	1,075,265	948,748

Operating Income	125,711	127,690	276,435	269,942

Nonoperating (Income) Expense:
Allowance for equity funds used during construction	(11,044)	(9,461)	(32,125)	(27,872)
Earnings of unconsolidated equity-method investments	(3,007)	(3,048)	(7,402)	(7,313)
Interest on long-term debt	29,361	22,093	82,908	64,536
Other interest	5,491	3,948	14,693	11,613
Allowance for borrowed funds used during construction	(4,903)	(3,534)	(14,291)	(10,399)
Other income, net	(7,588)	(2,245)	(23,434)	(5,222)
Total nonoperating expense, net	8,310	7,753	20,349	25,343

Income Before Income Taxes	117,401	119,937	256,086	244,599

Income Tax Expense	14,379	15,405	30,274	31,418

Net Income	$103,022	$104,532	$225,812	$213,181

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)

Net Income	$103,022	$104,532	$225,812	$213,181
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $51, $290, $153, and $870, respectively	146	837	439	2,511
Total Comprehensive Income	$103,168	$105,369	$226,251	$215,692

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2023	December 31, 2022
	(in thousands)
Assets

Current Assets:
Cash and cash equivalents	$404,881	$108,933
Receivables:
Customer (net of allowance of $4,135 and $5,034, respectively)	135,021	114,173
Other (net of allowance of $587 and $512, respectively)	35,887	50,754
Income taxes receivable	—	13,108
Accrued unbilled revenues	81,533	84,862
Materials and supplies (at average cost)	131,616	92,461
Fuel stock (at average cost)	20,950	14,762
Prepayments	22,965	24,396
Current regulatory assets	163,818	80,049
Other	496	40,339
Total current assets	997,167	623,837
Investments	82,232	78,791
Property, Plant and Equipment:
Plant in service	7,148,293	6,828,467
Accumulated provision for depreciation	(2,575,485)	(2,465,279)
Plant in service - net	4,572,808	4,363,188
Construction work in progress	955,276	785,706
Plant held for future use	9,491	7,130
Other property	4,313	4,558
Property, plant and equipment, net	5,541,888	5,160,582
Other Assets:
Company-owned life insurance	79,861	73,944
Regulatory assets	1,398,652	1,421,912
Other	53,201	52,038
Total other assets	1,531,714	1,547,894
Total	$8,153,001	$7,411,104

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2023	December 31, 2022
	(in thousands)
Liabilities and Equity

Current Liabilities:
Accounts payable	$226,516	$292,616
Accounts payable to affiliates	16,299	56,338
Taxes accrued	66,940	9,101
Interest accrued	21,733	24,060
Accrued compensation	53,808	58,959
Current regulatory liabilities	8,620	63,957
Advances from customers	103,860	72,222
Other	30,273	26,199
Total current liabilities	528,049	603,452
Other Liabilities:
Deferred income taxes	878,234	870,692
Regulatory liabilities	815,075	796,644
Pension and other postretirement benefits	204,604	238,037
Other	123,771	76,471
Total other liabilities	2,021,684	1,981,844
Long-Term Debt	2,826,150	2,194,145
Commitments and Contingencies
Equity:
Common stock, $2.50 par value (50,000 shares authorized; 39,151 shares outstanding)	97,877	97,877
Premium on capital stock	712,258	712,258
Capital stock expense	(2,097)	(2,097)
Retained earnings	1,981,563	1,836,547
Accumulated other comprehensive loss	(12,483)	(12,922)
Total equity	2,777,118	2,631,663
Total	$8,153,001	$7,411,104

The accompanying notes are an integral part of these statements.

Idaho Power Company
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
	2023	2022
	(in thousands)
Operating Activities:
Net income	$225,812	$213,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	146,203	126,887
Deferred income taxes and investment tax credits	(1,828)	(18,571)
Changes in regulatory assets and liabilities	1,585	(1,361)
Pension and postretirement benefit plan expense	20,373	21,726
Contributions to pension and postretirement benefit plans	(54,371)	(43,126)
Earnings of equity-method investments	(7,402)	(7,313)
Distributions from equity-method investments	550	7,313
Allowance for equity funds used during construction	(32,125)	(27,872)
Other non-cash adjustments to net income, net	(1,056)	1,169
Change in:
Accounts receivable and unbilled revenues	(11,107)	(57,492)
Prepayments	(2,677)	3,353
Materials, supplies, and fuel stock	(45,343)	3,662
Accounts and wages payable	(156,644)	63,341
Taxes accrued/receivable	70,947	20,381
Other assets and liabilities	(14,844)	(11,191)
Net cash provided by operating activities	138,073	294,087
Investing Activities:
Additions to property, plant and equipment	(427,191)	(305,117)
Payments received from transmission project joint funding partners	14,920	10,979
Distributions from equity-method investments, return of investment	—	11,287
Purchases of equity securities	(2,281)	(28,063)
Purchases of held-to-maturity securities	(868)	(31,017)
Proceeds from the sale of equity securities	6,252	56,728
Other	5,996	7,407
Net cash used in investing activities	(403,172)	(277,796)
Financing Activities:
Issuance of long-term debt	872,000	150,000
Discount on issuance of long-term debt	(7,006)	—
Retirement of long-term debt	(225,000)	—
Dividends on common stock	(80,698)	(114,400)
Other	1,751	(138)
Net cash provided by financing activities	561,047	35,462
Net increase in cash and cash equivalents	295,948	51,753
Cash and cash equivalents at beginning of the period	108,933	60,075
Cash and cash equivalents at end of the period	$404,881	$111,828
Supplemental Disclosure of Cash Flow Information:
Cash paid to IDACORP related to income taxes	$15,333	$2,532
Cash paid for interest (net of amount capitalized)	$82,372	$67,806
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$127,076	$65,374

The accompanying notes are an integral part of these statements.

IDACORP, INC. AND IDAHO POWER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This Quarterly Report on Form 10-Q is a combined report of IDACORP and Idaho Power. Therefore, these Notes to the Condensed Consolidated Financial Statements apply to both IDACORP and Idaho Power. However, Idaho Power makes no representation as to the information relating to IDACORP’s other operations.

Nature of Business

IDACORP is a holding company formed in 1998 whose principal operating subsidiary is Idaho Power. Idaho Power is an electric utility engaged in the generation, transmission, distribution, sale, and purchase of electric energy and capacity with a service area covering approximately 24,000 square miles in southern Idaho and eastern Oregon. Idaho Power is regulated primarily by the state utility regulatory commissions of Idaho and Oregon and the FERC. Idaho Power is the parent of IERCo, a joint venturer in BCC, which mines and supplies coal to the Jim Bridger plant owned in part by Idaho Power.

IDACORP’s other notable wholly-owned subsidiaries include IFS, an investor in affordable housing and other real estate tax credit investments, and Ida-West, an operator of small hydropower generation projects that satisfy the requirements of the PURPA.

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

Financial Statements

In the opinion of management of IDACORP and Idaho Power, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly each company's condensed consolidated balance sheets as of September 30, 2023, condensed consolidated statements of income for the three months and nine months ended September 30, 2023 and 2022, and condensed consolidated cash flows for the nine months ended September 30, 2023 and 2022. These adjustments are of a normal and recurring nature. These financial statements do not contain the complete detail or note disclosures concerning accounting policies and other matters that would be included in full-year financial statements and should be read in conjunction with the audited consolidated financial statements included in the 2022 Annual Report. The statements of income for the interim period are not necessarily indicative of the results to be expected for the full year. A change in management's estimates or assumptions could have a material impact on IDACORP's or Idaho Power's respective balance sheets and statements of income during the period in which such change occurred.

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

The following table provides a summary of income tax expense for the nine months ended September 30, 2023 and 2022 (in thousands):

	IDACORP		Idaho Power
	2023	2022	2023	2022
Income tax at statutory rates (federal and state)	$66,650	$63,500	$65,916	$62,960
Additional ADITC amortization	(7,500)	—	(7,500)	—
Excess deferred income tax reversal	(8,013)	(8,554)	(8,013)	(8,554)
Income tax return adjustments	(8,227)	(2,692)	(7,732)	(2,827)
Other(1)	(13,910)	(22,486)	(12,397)	(20,161)
Income tax expense	$29,000	$29,768	$30,274	$31,418
Effective tax rate	11.2%	12.1%	11.8%	12.8%
(1) "Other" is primarily comprised of the net tax effect of Idaho Power's regulatory flow-through tax adjustments.

3. REGULATORY MATTERS

Included below is a summary of Idaho Power's most recent general rate cases and base rate changes, as well as other recent or pending notable regulatory matters and proceedings.

Idaho and Oregon General Rate Cases

Idaho Power's current base rates result from the IPUC and OPUC orders described in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2022 Annual Report.

On June 1, 2023, Idaho Power filed a general rate case with the IPUC. The filing was based on a 2023 test year and requested approximately $111 million in additional Idaho jurisdiction annual revenues, which is net of a corresponding proposed PCA decrease of $173.4 million and a reduction to annual energy efficiency rider collection of $3.5 million. As filed, this request would have resulted in an 8.61 percent overall average net rate increase for Idaho Power's Idaho customers. The filing requested, among other items, a 10.4 percent authorized rate of return on equity and an approximate $3.9 billion Idaho retail rate base. The $3.9 billion of rate base excludes rate base associated with Idaho Power's jointly-owned coal facilities, the costs of which are recovered under separate rate mechanisms. In its application, Idaho Power proposed a capitalization structure of 49 percent long-term debt and 51 percent common stock equity. Idaho Power included an average cost of debt of 4.895 percent, and an overall cost of capital of 7.702 percent.

On October 27, 2023, Idaho Power, the Staff of the IPUC, and intervening parties publicly filed a settlement stipulation (2023 General Rate Case Settlement Stipulation) with the IPUC related to the Idaho general rate case filing. If the IPUC approves the

2023 General Rate Case Settlement Stipulation, it will authorize Idaho Power's filed general rate case, with the modifications contained in the 2023 General Rate Case Settlement Stipulation.

As modified by the proposed 2023 General Rate Case Settlement Stipulation, Idaho Power’s general rate case filing contains the following significant terms, among other items:

•Idaho Power would implement revised tariff schedules designed to increase annual Idaho-jurisdictional retail revenue by $54.7 million, or 4.25 percent, effective January 1, 2024. The $54.7 million of additional annual revenue is net of a PCA rate decrease of $168.3 million (moving that amount from collection via the PCA and into base rates) and a reduction to annual energy efficiency rider collection of $3.5 million.

•A 9.6 percent return on equity and a 7.247 percent authorized rate of return based on a non-specified cost of debt and capital structure, applied to an Idaho-jurisdictional rate base of approximately $3.8 billion.

•Modifications to the Idaho-jurisdiction PCA including establishment of a new level of base net power supply expense of $484.9 million, which includes the transfer of $168.3 million from current PCA rates to base rates;

•Modifications to the energy efficiency rider to support the transfer of $3.5 million of energy efficiency labor-related cost collection from the annual energy efficiency rider into base rates, warranting a decrease in the energy efficiency rider rate from 3.1 percent to 2.35 percent;

•Modifications to the FCA mechanism to support Idaho Power's proposed rate designs and to reflect updated fixed costs;

•Continued deferral of incremental vegetation management and insurance costs, as measured from 2022 actual costs, through the earlier of Idaho Power’s next Idaho general rate case or 2025;

•An annual $18 million increase in collection of Idaho Power’s regulatory asset associated with its defined benefit pension plan contributions;

•Modifications to Idaho Power’s ADITC and revenue sharing mechanism (1) to include an additional amount of investment tax credits equal to the incremental investment tax credits generated from Idaho Power’s investment in 2023 battery storage projects; (2) to remove the existing $25 million annual cap on the amount of accelerated amortization of ADITCs; (3) to establish a minimum specified Idaho ROE of 9.12 percent for additional amortization of ADITCs; (4) to establish a 9.6 percent Idaho ROE as the threshold for revenue sharing of Idaho-jurisdiction earnings between Idaho Power and Idaho customers; and (5) to implement all revenue sharing through the PCA rather than a portion offsetting customer-funded pension obligations;

•Agreement that Idaho Power’s share of capital expenditures at jointly-owned coal-fired plants through year-end 2022 was prudently incurred;

•Deferral and amortization of annual differences between certain periodic maintenance costs at Idaho Power's natural gas-fired power plants; and

•Modifications to the residential price modernization plan proposed by Idaho Power in its initial filing, as well as other modifications to Idaho Power’s proposed rate design.

The 2023 General Rate Case Settlement Stipulation further provides for future workshops and discussions among the parties on time-of-use rates and other unresolved topics and further review of Idaho Power plant investments by IPUC Staff to be completed by December 1, 2023. To the extent IPUC Staff identifies potential prudence concerns, those prudence concerns would be addressed in Idaho Power's next general rate case.

The parties to the 2023 General Rate Case Settlement Stipulation have requested that the IPUC issue an order approving the agreed-upon rates effective January 1, 2024. The 2023 General Rate Case Settlement Stipulation does not preclude Idaho Power from filing another general rate case in Idaho at any time in the future. If the IPUC were to deny the 2023 General Rate Case Settlement Stipulation or materially change its terms, no party would be bound by the terms of the stipulation. As of the date of this report, the IPUC's determination in this matter is pending.

Idaho ADITC and Revenue Sharing Mechanism

A May 2018 Idaho settlement stipulation related to tax reform (May 2018 Idaho Tax Reform Settlement Stipulation) is described in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2022 Annual Report and includes provisions for the accelerated amortization of ADITC to help achieve a minimum 9.4 percent Idaho ROE. In addition, under the May 2018 Idaho Tax Reform Settlement Stipulation, the Idaho ROE at which Idaho Power would begin amortizing additional ADITC would revert back to 95 percent of the authorized return on equity in the next general rate case. The settlement stipulation also provides for the potential sharing between Idaho Power and Idaho customers of Idaho-jurisdictional earnings in excess of a 10.0 percent Idaho ROE, which would adjust to the authorized return on equity in the next general rate case currently pending before the IPUC.

Based on its estimate of full-year 2023 Idaho ROE, in the three and nine months ended September 30, 2023, Idaho Power recorded zero and $7.5 million, respectively, for additional ADITC amortization under the May 2018 Idaho Tax Reform Settlement Stipulation. The additional ADITC amortization was recorded in income tax expense on Idaho Power's condensed consolidated statements of income. Accordingly, at September 30, 2023, $37.5 million of additional ADITC remains available for future use. Idaho Power recorded no additional ADITC amortization or provision against revenues for sharing of earnings with customers during 2022.

If approved by the IPUC, the 2023 General Rate Case Settlement Stipulation would modify the Idaho ADITC and revenue sharing mechanism as noted above.

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

In May 2023, the IPUC issued an order approving recovery of an incremental $200.2 million of Idaho-jurisdiction PCA revenues, which included an increase in the forecasted power supply cost component and the deferral balance component. The IPUC directed Idaho Power to spread recovery of the $190.2 million deferral balance component of the PCA over a two-year period from June 1, 2023, to May 31, 2025, resulting in a total PCA increase of $105.1 million, effective for the PCA collection period from June 1, 2023, to May 31, 2024. The order defers collection of $95.1 million of deferred PCA costs to the subsequent annual PCA collection period from June 1, 2024, to May 31, 2025. The net increase in PCA revenues reflects higher market energy and natural gas prices, combined with lower-than-expected hydropower generation and limited coal supply in the prior April 2022 to March 2023 PCA period. The net increase also reflects an expectation of continued elevated market energy and natural gas prices in the April 2023 to March 2024 forecast period under the PCA. If approved by the IPUC, the 2023 General Rate Case Settlement Stipulation would modify the PCA mechanism as noted above.

In May 2023, the OPUC issued an order approving Idaho Power's annual power cost update settlement, for a $7.7 million increase in Oregon-jurisdiction rates effective June 1, 2023.

Idaho Fixed Cost Adjustment Mechanism

The Idaho-jurisdiction FCA mechanism, applicable to Idaho residential and small commercial customers, is designed to remove a portion of Idaho Power’s financial disincentive to invest in energy efficiency programs by separating (or decoupling) the recovery of fixed costs from the variable kWh charge and linking it instead to a set amount per customer. Under Idaho Power's current rate design, Idaho Power recovers a portion of fixed costs through the variable kWh charge, which may result in over-collection or under-collection of fixed costs. To return over-collection to customers or to collect under-collection from customers, the FCA mechanism allows Idaho Power to accrue, or defer, the difference between the authorized fixed-cost recovery amount per customer and the actual fixed costs per customer recovered by Idaho Power during the year. The IPUC has discretion to cap the annual increase in the FCA recovery at 3 percent of base revenue, with any excess deferred for collection in a subsequent year. In May 2023, the IPUC issued an order approving a $10.1 million decrease in recovery from the FCA from $35.2 million to $25.1 million for the 2022 FCA deferral, with new rates effective for the period from June 1, 2023, to May 31, 2024. Beginning with the 2024 FCA deferral, if approved by the IPUC, the 2023 General Rate Case Settlement

Stipulation would update the authorized fixed-cost recovery amount per customer and would modify parts of the FCA mechanism to support Idaho Power's proposed rate designs, as noted above.

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

The Bridger Order allows for regulatory accounting entries and establishes balancing accounts (recorded as regulatory assets or liabilities on Idaho Power’s and IDACORP’s consolidated balance sheets) to track differences between amounts recovered in rates and actual incremental costs and benefits associated with Idaho Power’s cessation of coal-fired operations at the Jim Bridger plant. The incremental costs and benefits include the revenue requirement associated with the incremental Jim Bridger plant coal-related investments made from 2012 through the end of 2020, forecasted coal-related investments, and near-term decommissioning costs, offset by other O&M cost savings. The Bridger Order deemed all coal-related investments at the Jim Bridger plant from 2012 through 2020 to be prudent for recovery. In the Bridger Order, the IPUC reduced Idaho Power's requested rate increase from 2.1 percent in its amended filing to 1.5 percent, a reduction from a requested $27.1 million to $18.8 million annually. The Bridger Order provides that any uncollected amount resulting from the reduction in the rate increase will be recorded in the balancing account for future recovery with no carrying charge. Uncollected amounts tracked in this balancing account were included for recovery in the 2023 General Rate Case Settlement Stipulation. Idaho Power anticipates making future filings with the IPUC that may result in periodic adjustments to rates to true up variances between revenue collections and actual revenue requirement amounts. The Bridger Order allows Idaho Power to earn a return on and recover through 2030 the net book value of coal-related assets at the Jim Bridger plant as of December 31, 2020, as well as forecasted coal-related investments.

Wildfire Mitigation Cost Recovery

In June 2021, the IPUC authorized Idaho Power to defer for future amortization incremental O&M and depreciation expense for certain capital investments necessary to implement Idaho Power's WMP. The IPUC also authorized Idaho Power to record these deferred expenses as a regulatory asset until Idaho Power can request amortization of the deferred costs in a future IPUC proceeding, at which time the IPUC will have the opportunity to review actual costs and determine the amount of prudently incurred costs that Idaho Power can recover through retail rates. In its 2021 application with the IPUC, Idaho Power projected spending approximately $47 million in incremental wildfire mitigation-related O&M and roughly $35 million in wildfire mitigation system-hardening incremental capital expenditures over a five-year period. The IPUC authorized a deferral period of five years, or until rates go into effect from Idaho Power's next general rate case, whichever is first. As of September 30, 2023, Idaho Power's deferral of Idaho-jurisdiction costs related to the WMP was $45.4 million.

During the 2021 and 2022 wildfire seasons, Idaho Power identified needs for expanded mitigation measures by gaining additional insights and knowledge on wildfires and wildfire mitigation activities. In October 2022, Idaho Power filed an updated WMP with the IPUC along with an application requesting authorization to defer an estimated $16 million of newly identified incremental costs expected to be incurred between 2022 and 2025 associated with expanded wildfire mitigation efforts. In March 2023, the IPUC approved Idaho Power's updated WMP and request to defer the additional incremental costs. As noted above, if approved by the IPUC, the 2023 General Rate Case Settlement Stipulation would allow continued deferral of incremental vegetation management and insurance costs, as measured from 2022 actual costs, through the earlier of Idaho Power’s next Idaho general rate case or 2025.

4. REVENUES

The following table provides a summary of electric utility operating revenues for IDACORP and Idaho Power for the three months and nine months ended September 30, 2023 and 2022 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue from contracts with customers	$496,632	$515,395	$1,267,527	$1,179,059
Alternative revenue programs and other revenues	13,003	1,706	84,173	39,631
Total electric utility operating revenues	$509,635	$517,101	$1,351,700	$1,218,690

Revenues from Contracts with Customers

The following table presents revenues from contracts with customers disaggregated by revenue source for the three months and nine months ended September 30, 2023 and 2022 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Retail revenues:
Residential (includes $5,583, $(1,447), $20,170, and $14,104, respectively, related to the FCA)(1)	$181,736	$176,514	$505,158	$470,402
Commercial (includes $328, $142, $900, and $730, respectively, related to the FCA)(1)	107,971	101,794	283,478	259,620
Industrial	67,522	60,306	181,312	161,353
Irrigation	104,645	105,365	168,358	164,065
Deferred revenue related to HCC relicensing AFUDC(2)	(2,815)	(2,815)	(6,861)	(6,861)
Total retail revenues	459,059	441,164	1,131,445	1,048,579
Less: FCA mechanism revenues(1)	(5,911)	1,305	(21,070)	(14,834)
Wholesale energy sales	5,065	34,501	50,461	44,516
Transmission wheeling-related revenues	20,090	22,882	61,701	57,670
Energy efficiency program revenues	10,498	8,292	22,265	21,490
Other revenues from contracts with customers	7,831	7,251	22,725	21,638
Total revenues from contracts with customers	$496,632	$515,395	$1,267,527	$1,179,059
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

The table below presents the FCA mechanism revenues and other revenues for the three months and nine months ended September 30, 2023 and 2022 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
FCA mechanism revenues	$5,911	$(1,305)	$21,070	$14,834
Derivative revenues	7,092	3,011	63,103	24,797
Total alternative revenue programs and other revenues	$13,003	$1,706	$84,173	$39,631

Receivables and Allowance for Uncollectible Accounts

The following table provides a rollforward of the allowance for uncollectible accounts related to customer receivables for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine months ended September 30,
	2023	2022
Balance at beginning of period	$5,034	$4,499
Additions to the allowance	2,040	1,785
Write-offs, net of recoveries	(2,939)	(1,631)
Balance at end of period	$4,135	$4,653
Allowance for uncollectible accounts as a percentage of customer receivables	3.0%	3.5%

5. LONG-TERM DEBT

Long-Term Debt Issuances and Redemptions

On March 8, 2023, Idaho Power issued $60 million in aggregate principal amount of 5.06% first mortgage bonds, secured medium-term notes, Series N, maturing on March 8, 2043; and $62 million in aggregate principal amount of 5.20% first mortgage bonds, secured medium-term notes, Series N, maturing on March 8, 2053.

Idaho Power also issues secured medium term notes from time to time under a shelf registration statement with the SEC, as described in Note 5 - "Long-Term Debt" to the consolidated financial statements included in the 2022 Annual Report. On March 14, 2023, under the shelf registration statement with the SEC, Idaho Power issued $400 million in aggregate principal amount of 5.50% first mortgage bonds, secured medium-term notes, Series M, maturing on March 15, 2053. On April 1, 2023, Idaho Power repaid $75 million in aggregate principal amount of maturing 2.50% first mortgage bonds due 2023, Series I. On September 11, 2023, under the shelf registration statement with the SEC, Idaho Power issued $350 million in aggregate principal amount of 5.80% first mortgage bonds, secured medium-term notes, Series M, maturing on April 1, 2054.

On March 4, 2022, Idaho Power entered into a floating rate term loan credit agreement (Term Loan Facility) for the issuance of up to an aggregate principal amount of $150 million due 2024, bearing interest at floating rates based on the Secured Overnight Financing Rate, as described in Note 5 - "Long-Term Debt" to the consolidated financial statements included in the 2022 Annual Report. On March 31 and May 17, 2023, Idaho Power repaid $100 million and $50 million of the Term Loan Facility, respectively. As of September 30, 2023, there was no remaining outstanding principal balance of the Term Loan Facility.

6. COMMON STOCK

IDACORP Common Stock

During the nine months ended September 30, 2023, IDACORP granted 75,295 restricted stock unit awards to employees and issued 53,345 shares of common stock using original issuances of shares pursuant to the IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan, including 13,842 shares of common stock issued to members of the board of directors. As directed by IDACORP, plan administrators of the IDACORP, Inc. Dividend Reinvestment and Stock Purchase Plan and Idaho Power Company Employee Savings Plan used market purchases of IDACORP common stock to acquire shares of IDACORP common stock for the plans.

Restrictions on Dividends

Idaho Power’s ability to pay dividends on its common stock held by IDACORP and IDACORP’s ability to pay dividends on its common stock are limited to the extent payment of such dividends would violate the covenants in their respective Credit Facilities or Idaho Power’s Revised Code of Conduct. A covenant under IDACORP’s credit facility and Idaho Power’s credit facility requires IDACORP and Idaho Power to maintain leverage ratios of consolidated indebtedness to consolidated total capitalization, as defined therein, of no more than 65 percent at the end of each fiscal quarter. At September 30, 2023, the leverage ratios for IDACORP and Idaho Power were 49 percent and 50 percent, respectively. Based on these restrictions, IDACORP’s and Idaho Power’s dividends were limited to $1.4 billion and $1.3 billion, respectively, at September 30, 2023. There are additional facility covenants, subject to exceptions, that prohibit or restrict the sale or disposition of property without consent and any agreements restricting dividend payments to IDACORP and Idaho Power from any material subsidiary. At September 30, 2023, IDACORP and Idaho Power were in compliance with those covenants.

Idaho Power’s Revised Policy and Code of Conduct relating to transactions between and among Idaho Power, IDACORP, and other affiliates, which was approved by the IPUC in April 2008, provides that Idaho Power will not pay any dividends to IDACORP that will reduce Idaho Power’s common equity capital below 35 percent of its total adjusted capital without IPUC approval. At September 30, 2023, Idaho Power's common equity capital was 50 percent of its total adjusted capital. Further, Idaho Power must obtain approval from the OPUC before it can directly or indirectly loan funds or issue notes or give credit on its books to IDACORP.

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

7. EARNINGS PER SHARE

The table below presents the computation of IDACORP’s basic and diluted earnings per share for the three months and nine months ended September 30, 2023 and 2022 (in thousands, except for per share amounts).

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Numerator:
Net income attributable to IDACORP, Inc.	$105,264	$106,380	$229,936	$216,928
Denominator:
Weighted-average common shares outstanding - basic	50,726	50,668	50,713	50,656
Effect of dilutive securities	79	54	49	33
Weighted-average common shares outstanding - diluted	50,805	50,722	50,762	50,689
Basic earnings per share	$2.08	$2.10	$4.53	$4.28
Diluted earnings per share	$2.07	$2.10	$4.53	$4.28

8. COMMITMENTS

Purchase Obligations

During the nine months ended September 30, 2023, Idaho Power entered into:

•an agreement in April 2023 to utilize the storage capacity of a 150 MW battery storage facility, which increased Idaho Power's contractual purchase obligations by approximately $430.9 million over the 20-year term of the contract. The facility is scheduled to be online in June 2025;
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
•an agreement in June 2023 to acquire and own 36 MW of battery storage assets, which increased Idaho Power's contractual purchase obligations by approximately $52.6 million over the 1-year term of the contract. The batteries are scheduled to be online in the spring of 2024. During the nine months ended September 30, 2023, Idaho Power made payments of $11.1 million related to this obligation; and
•an agreement in July 2023 to meet certain environmental mitigation requirements in the State of Oregon for the Boardman-to-Hemingway transmission line project, which increased Idaho Power's contractual obligations by $16.9 million over the approximate 1-year term of the contract. During the nine months ended September 30, 2023, Idaho Power made payments of $3 million related to this obligation.

In July 2023, IFS committed to invest $35 million in an affordable housing tax credit project over an 18-year term. During the nine months ended September 30, 2023, IFS made $5.7 million in capital contributions toward this commitment.

In October 2023, Idaho Power entered into two new contracts to acquire and own 82 MW of battery storage assets, which collectively increase Idaho Power's contractual purchase obligations by approximately $87.1 million over the approximate 2-year terms of the contracts.

Except as disclosed in this Note 8, during the nine months ended September 30, 2023, IDACORP's and Idaho Power's contractual obligations, outside the ordinary course of business, did not change materially from the amounts disclosed in the notes to the consolidated financial statements in the 2022 Annual Report.

Acquisition of Additional Interest in Boardman-To-Hemingway Transmission Project

In March 2023, Idaho Power executed a purchase, sale, and security agreement with the BPA to transfer BPA's 24 percent interest in the Boardman-to-Hemingway transmission line project to Idaho Power, bringing Idaho Power's interest in the project to 45 percent. Pursuant to the agreement, Idaho Power has a commitment to provide long-term transmission service to BPA. The agreement also required BPA to make a $10 million security payment to Idaho Power. On Idaho Power's condensed consolidated balance sheet, the agreement increased construction work in progress by $31.4 million for the acquired permitting interest, cash and cash equivalents by $10.0 million for the additional security payment, and other non-current liabilities by $41.4 million for Idaho Power's obligation to pay for the permitting interest and to return the security deposit to BPA. Payments to BPA for the permitting interest are expected to be made over a 15-year period beginning 10 years after energization of the transmission line project, while the security deposit is due to be returned to BPA upon energization.

Guarantees

Idaho Power guarantees its portion of reclamation activities and obligations at BCC, of which IERCo owns a one-third interest. This guarantee, which is renewed annually with the Wyoming Department of Environmental Quality, was $47.3 million at September 30, 2023, representing IERCo's one-third share of BCC's total reclamation obligation of $141.9 million. BCC has a reclamation trust fund set aside specifically for the purpose of paying these reclamation costs. At September 30, 2023, the value of BCC's reclamation trust fund was $227.1 million. During the nine months ended September 30, 2023, the reclamation trust fund made $3.8 million of distributions for reclamation activity costs associated with the BCC surface mine. BCC periodically assesses the adequacy of the reclamation trust fund and its estimate of future reclamation costs. To ensure that the reclamation trust fund maintains adequate reserves, BCC has the ability to, and does, add a per-ton surcharge to coal sales, all of which are made to the Jim Bridger plant. Because of the existence of the fund and the ability to apply a per-ton surcharge, the estimated fair value of this guarantee is minimal.

IDACORP and Idaho Power enter into financial agreements and power purchase and sale agreements that include indemnification provisions relating to various forms of claims or liabilities that may arise from the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnification provisions cannot be reasonably estimated. IDACORP and Idaho Power periodically evaluate the likelihood of incurring costs under such indemnities based on their historical experience and the evaluation of the specific indemnities. As of September 30, 2023, management believe the likelihood is remote that IDACORP or Idaho Power would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnification obligations. Neither IDACORP nor Idaho Power has recorded any liability on their respective condensed consolidated balance sheets with respect to these indemnification obligations.

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

IDACORP and Idaho Power are parties to legal claims and legal, tax, and regulatory actions and proceedings in the ordinary course of business and, as noted above, record an accrual for associated loss contingencies when they are probable and reasonably estimable. In connection with its utility operations, Idaho Power is subject to claims by individuals, entities, and governmental agencies for damages for alleged personal injury, property damage, and economic losses, relating to Idaho Power’s provision of electric service and the operation of its generation, transmission, and distribution facilities. Some of those claims relate to electrical contacts, service quality, property damage, and wildfires. In recent years, utilities in the western United States have been subject to significant liability for personal injury, loss of life, property damage, trespass, and economic losses, and in some cases, punitive damages and criminal charges, associated with wildfires that originated from utility property, most commonly transmission and distribution lines. Idaho Power has also regularly received claims by governmental agencies and private landowners for damages for fires allegedly originating from Idaho Power’s transmission and distribution system. As of the date of this report, the companies believe that resolution of existing claims will not have a material adverse effect on their respective condensed consolidated financial statements.

Idaho Power is also actively monitoring various pending environmental regulations and executive orders related to environmental matters that may have a significant impact on its future operations. Given uncertainties regarding the outcome, timing, and compliance plans for these environmental matters, Idaho Power is unable to estimate the financial impact of these regulations.

10. BENEFIT PLANS

Idaho Power has a noncontributory defined benefit pension plan (pension plan) and two nonqualified defined benefit plans for certain senior management employees, the SMSP. Idaho Power also has a nonqualified defined benefit pension plan for directors that was frozen in 2002. Remaining vested benefits from that plan are included with the SMSP in the disclosures below. The benefits under the pension plan are based on years of service and the employee’s final average earnings. Idaho Power also maintains a defined benefit postretirement benefit plan (consisting of health care and death benefits) that covers all employees who were enrolled in the active-employee group plan at the time of retirement as well as their spouses and qualifying dependents. The table below shows the components of net periodic benefit costs for the pension, SMSP, and postretirement benefits plans for the three months ended September 30, 2023 and 2022 (in thousands).

	Pension Plan		SMSP		Postretirement Benefits		Total
	2023	2022	2023	2022	2023	2022	2023	2022
Service cost	$6,549	$13,006	$153	$296	$165	$267	$6,867	$13,569
Interest cost	13,149	9,918	1,331	974	745	528	15,225	11,420
Expected return on plan assets	(15,303)	(18,087)	—	—	(412)	(587)	(15,715)	(18,674)
Amortization of prior service cost	2	1	54	70	416	(1)	472	70
Amortization of net loss	—	3,068	143	1,057	(310)	(7)	(167)	4,118
Net periodic benefit cost	4,397	7,906	1,681	2,397	604	200	6,682	10,503
Regulatory deferral of net periodic benefit cost(1)	(4,223)	(7,549)	—	—	—	—	(4,223)	(7,549)
Previously deferred pension costs recognized(1)	4,288	4,288	—	—	—	—	4,288	4,288
Net periodic benefit cost recognized for financial reporting(1)(2)	$4,462	$4,645	$1,681	$2,397	$604	$200	$6,747	$7,242
 (1) Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, the Idaho portion of net periodic benefit cost is recorded as a regulatory asset and is recognized in the income statement as those costs are recovered through rates.
 (2) Of total net periodic benefit cost recognized for financial reporting, $5.1 million and $4.9 million, respectively, were recognized in "Other operations and maintenance" and $1.7 million and $2.3 million, respectively, were recognized in "Other income, net" on the condensed consolidated statements of income of the companies for the three months ended September 30, 2023 and 2022.

The table below shows the components of net periodic benefit costs for the pension, SMSP, and postretirement benefits plans for the nine months ended September 30, 2023 and 2022 (in thousands).
	Pension Plan		SMSP		Postretirement Benefits		Total
	2023	2022	2023	2022	2023	2022	2023	2022
Service cost	$22,705	$39,019	$459	$889	$494	$803	$23,658	$40,711
Interest cost	38,458	29,753	3,992	2,923	2,235	1,584	44,685	34,260
Expected return on plan assets	(46,171)	(54,261)	—	—	(1,238)	(1,763)	(47,409)	(56,024)
Amortization of prior service cost	5	5	164	209	1,249	(4)	1,418	210
Amortization of net loss	—	9,205	428	3,172	(928)	(23)	(500)	12,354
Net periodic benefit cost	14,997	23,721	5,043	7,193	1,812	597	21,852	31,511
Regulatory deferral of net periodic benefit cost(1)	(14,344)	(22,650)	—	—	—	—	(14,344)	(22,650)
Previously deferred pension costs recognized(1)	12,865	12,865	—	—	—	—	12,865	12,865
Net periodic benefit cost recognized for financial reporting(1)(2)	$13,518	$13,936	$5,043	$7,193	$1,812	$597	$20,373	$21,726
 (1) Net periodic benefit costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under IPUC order, the Idaho portion of net periodic benefit cost is recorded as a regulatory asset and is recognized in the income statement as those costs are recovered through rates.
 (2) Of total net periodic benefit cost recognized for financial reporting, $15.5 million and $14.8 million, respectively, were recognized in "Other operations and maintenance" and $4.9 million and $6.9 million, respectively, were recognized in "Other income, net" on the condensed consolidated statements of income of the companies for the nine months ended September 30, 2023 and 2022.

Idaho Power has no minimum contribution requirement to its defined benefit pension plan in 2023, and during the nine months ended September 30, 2023, Idaho Power contributed $48 million in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions, as well as to mitigate the cost of being in an underfunded position. The primary impact of pension contributions is on the timing of cash flows, as the timing of cost recovery lags behind contributions.

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

The table below presents the gains and losses on derivatives not designated as hedging instruments for the three months and nine months ended September 30, 2023 and 2022 (in thousands of dollars):

		Gain/(Loss) on Derivatives Recognized in Income(1)
	Location of Realized Gain/(Loss) on Derivatives Recognized in Income	Three months ended September 30,		Nine months ended September 30,
		2023	2022	2023	2022
Financial swaps	Operating revenues	$253	$(3,763)	$4,216	$(4,758)
Financial swaps	Purchased power	(8,541)	3,038	(8,647)	1,957
Financial swaps	Fuel expense	(7,932)	24,178	4,182	28,629
Forward contracts	Operating revenues	—	502	1,710	713
Forward contracts	Purchased power	(1,454)	(2,430)	(3,504)	(2,640)
Forward contracts	Fuel expense	(202)	(207)	(641)	(269)

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

Credit Risk

At September 30, 2023, Idaho Power did not have material credit risk exposure from financial instruments, including derivatives. Idaho Power monitors credit risk exposure through reviews of counterparty credit quality, corporate-wide counterparty credit exposure, and corporate-wide counterparty concentration levels. Idaho Power manages these risks by establishing credit and concentration limits on transactions with counterparties and requiring contractual guarantees, cash deposits, or letters of credit from counterparties or their affiliates, as deemed necessary. Idaho Power’s physical power contracts are commonly under WSPP, Inc. agreements, physical gas contracts are usually under North American Energy Standards Board contracts, and financial transactions are usually under International Swaps and Derivatives Association, Inc. contracts. These contracts typically contain adequate assurance clauses requiring collateralization if a counterparty has debt that is downgraded below investment grade by at least one rating agency.

Credit-Contingent Features

Certain of Idaho Power's derivative instruments contain provisions that require Idaho Power's unsecured debt to maintain an investment grade credit rating from Moody's Investors Service and S&P Global Ratings. If Idaho Power's unsecured debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position at September 30, 2023, was $25.0 million. Idaho Power posted $29.1 million of cash collateral related to its derivative instruments. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2023, Idaho Power would have been required to pay or post collateral to its counterparties up to an additional $5.4 million to cover open liability positions as well as completed transactions that have not yet been paid.

Derivative Instrument Summary

The table below presents the fair values and locations of derivative instruments not designated as hedging instruments recorded on the balance sheets and reconciles the gross amounts of derivatives recognized as assets and as liabilities to the net amounts presented in the balance sheets at September 30, 2023, and December 31, 2022 (in thousands of dollars):

		Asset Derivatives				Liability Derivatives
	Balance Sheet Location	Gross Fair Value	Amounts Offset		Net Assets	Gross Fair Value	Amounts Offset		Net Liabilities

September 30, 2023
Current:
Financial swaps	Other current assets	$811	$(315)		$496	$315	$(315)		$—
Financial swaps	Other current liabilities	2,668	(2,668)		—	22,108	(21,778)	(1)	330
Forward contracts	Other current liabilities	—	—		—	1,808	—		1,808
Long-term:
Financial swaps	Other assets	141	(90)		51	90	(90)		—
Financial swaps	Other liabilities	522	(522)		—	632	(632)	(2)	—
Total		$4,142	$(3,595)		$547	$24,953	$(22,815)		$2,138

December 31, 2022
Current:
Financial swaps	Other current assets	$72,548	$(32,609)	(3)	$39,939	$13,982	$(13,982)		$—
Financial swaps	Other current liabilities	132	(132)		—	1,577	(132)		1,445
Forward contracts	Other current assets	400	—		400	—	—		—
Forward contracts	Other current liabilities	—	—		—	2,071	—		2,071
Long-term:
Financial swaps	Other assets	622	(43)		579	43	(43)		—
Financial swaps	Other liabilities	644	(644)		—	2,136	(644)		1,492
Forward contracts	Other liabilities	—	—		—	1,780	—		1,780
Total		$74,346	$(33,428)		$40,918	$21,589	$(14,801)		$6,788

(1) Current liability derivative amounts offset include $19.1 million of collateral receivable at September 30, 2023.
(2) Long-term liability derivative amounts offset include $110 thousand of collateral receivable at September 30, 2023.
(3) Current asset derivative amounts offset include $18.6 million of collateral payable at December 31, 2022.

The table below presents the volumes of derivative commodity forward contracts and swaps outstanding at September 30, 2023 and 2022 (in thousands of units):

		September 30,
Commodity	Units	2023	2022
Electricity purchases	MWh	434	344
Electricity sales	MWh	—	72
Natural gas purchases	MMBtu	27,283	14,958

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

IDACORP’s and Idaho Power’s assessment of a particular input's significance to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy. There were no transfers between levels or material changes in valuation techniques or inputs during the nine months ended September 30, 2023.

Certain instruments have been valued using NAV as a practical expedient. The NAV is generally not published and publicly available, nor are these instruments traded on an exchange. Instruments valued using NAV as a practical expedient are included in the fair value disclosures below; however, in accordance with GAAP are not classified within the fair value hierarchy levels.

The following table presents information about IDACORP’s and Idaho Power’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2023, and December 31, 2022 (in thousands of dollars).

	September 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and commercial paper
IDACORP(1)	$16,846	$—	$—	$16,846	$16,505	$—	$—	$16,505
Idaho Power	360,343	—	—	360,343	34,468	—	—	34,468
Derivatives	547	—	—	547	40,518	400	—	40,918
Equity securities	30,157	—	—	30,157	34,129	—	—	34,129
IDACORP assets measured at NAV (not subject to hierarchy disclosure)(1)	—	—	—	3,852	—	—	—	2,796
Liabilities:
Derivatives	$330	$1,808	$—	$2,138	$2,937	$3,851	$—	$6,788

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

The table below presents the carrying value and estimated fair value of financial instruments that are not reported at fair value, as of September 30, 2023, and December 31, 2022, using available market information and appropriate valuation methodologies (in thousands of dollars).

	September 30, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
IDACORP
Assets:
Notes receivable(1)	$3,871	$3,871	$3,871	$3,871
Held-to-maturity securities(1)(2)	31,035	26,024	30,475	25,452
Liabilities:
Long-term debt (including current portion)(1)	2,826,150	2,434,357	2,194,145	1,953,470
Idaho Power
Assets:
Held-to-maturity securities(1)(2)	$31,035	$26,024	$30,475	$25,452
Liabilities:
Long-term debt (including current portion)(1)	2,826,150	2,434,357	2,194,145	1,953,470

(1) Notes receivable are categorized as Level 3 and held-to-maturity securities and long-term debt are categorized as Level 2 of the fair value hierarchy, as defined earlier in this Note 12 - "Fair Value Measurements."
(2) All held-to-maturity securities are carried at amortized cost and were in a gross unrealized holding loss position totaling $5.0 million as of both September 30, 2023, and December 31, 2022. Substantially all of these debt securities mature between 2027 and 2037. Based on ongoing credit evaluations of these holdings, Idaho Power does not expect payment defaults or delinquencies and had not recorded an allowance for credit losses for these securities as of September 30, 2023 and 2022.

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

	Utility Operations	All Other	Eliminations	Consolidated Total
Three months ended September 30, 2023:
Revenues	$509,635	$1,271	$—	$510,906
Net income attributable to IDACORP, Inc.	103,022	2,242	—	105,264
Total assets as of September 30, 2023	8,153,001	213,833	(73,300)	8,293,534
Three months ended September 30, 2022:
Revenues	$517,101	$911	$—	$518,012
Net income attributable to IDACORP, Inc.	104,532	1,848	—	106,380
Nine months ended September 30, 2023:
Revenues	$1,351,700	$2,703	$—	$1,354,403
Net income attributable to IDACORP, Inc.	225,812	4,124	—	229,936
Nine months ended September 30, 2022:
Revenues	$1,218,690	$2,333	$—	$1,221,023
Net income attributable to IDACORP, Inc.	213,181	3,747	—	216,928

14. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

The table below presents changes in components of AOCI, net of tax, during the three months and nine months ended September 30, 2023 and 2022 (in thousands). Items in parentheses indicate charges to AOCI.

	Defined Benefit Pension Items		Defined Benefit Pension Items
	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Balance at beginning of period	$(12,629)	$(38,366)	$(12,922)	$(40,040)
Amounts reclassified out of AOCI	146	837	439	2,511
Balance at end of period	$(12,483)	$(37,529)	$(12,483)	$(37,529)

The table below presents amounts reclassified out of components of AOCI and the income statement location of those amounts reclassified during the three months and nine months ended September 30, 2023 and 2022 (in thousands). Items in parentheses indicate increases to net income.

	Amount Reclassified from AOCI
Details About AOCI	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Amortization of defined benefit pension items(1)
Prior service cost	$54	$70	$164	$209
Net loss	143	1,057	428	3,172
Total before tax	197	1,127	592	3,381
Tax benefit(2)	(51)	(290)	(153)	(870)
Total reclassification for the period, net of tax	$146	$837	$439	$2,511

(1) Amortization of these items is included in IDACORP's condensed consolidated income statements in other operating expenses and in Idaho Power's condensed consolidated statements of income in other expense, net.
(2) The tax benefit is included in income tax expense in the condensed consolidated statements of income of both IDACORP and Idaho Power.

15. CHANGES IN IDAHO POWER RETAINED EARNINGS

The table below presents changes in Idaho Power retained earnings during the three months and nine months ended September 30, 2023 and 2022 (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Balance at beginning of period	$1,918,759	$1,728,635	$1,836,547	$1,696,304
Net income	103,022	104,532	225,812	213,181
Dividends to parent	(40,218)	(38,124)	(80,796)	(114,442)
Balance at end of period	$1,981,563	$1,795,043	$1,981,563	$1,795,043

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of IDACORP, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of IDACORP, Inc. and subsidiaries (the “Company”) as of September 30, 2023, the related condensed consolidated statements of income, comprehensive income, and equity for the three-month and nine-month periods ended September 30, 2023 and 2022, and of cash flows for the nine-month periods ended September 30, 2023 and 2022, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
November 2, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Idaho Power Company

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Idaho Power Company and subsidiary (the “Company”) as of September 30, 2023, the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2023 and 2022, and of cash flows for the nine-month periods ended September 30, 2023 and 2022, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2022, and the related consolidated statements of income, comprehensive income, retained earnings and cash flows for the year then ended (not presented herein); and in our report dated February 16, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2022, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
November 2, 2023

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

In MD&A in this report, the general financial condition and results of operations for IDACORP, Inc. and its subsidiaries (collectively, IDACORP) and Idaho Power Company and its subsidiary (collectively, Idaho Power) are discussed. While reading the MD&A, please refer to the accompanying condensed consolidated financial statements of IDACORP and Idaho Power. Also refer to "Cautionary Note Regarding Forward-Looking Statements" in this report for important information regarding forward-looking statements made in this MD&A and elsewhere in this report. This discussion updates the MD&A included in the 2022 Annual Report, and should also be read in conjunction with the information in that report. The results of operations for an interim period generally will not be indicative of results for the full year, particularly in light of the seasonality of Idaho Power's sales volumes, as discussed below.

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

Idaho Power is the parent of IERCo, a joint venturer in BCC, which mines and supplies coal to the Jim Bridger plant owned in part by Idaho Power. IDACORP’s other notable subsidiaries include IFS, an investor in affordable housing and other real estate tax credit investments, and Ida-West, an operator of small hydropower generation projects that satisfy the requirements of the PURPA.

EXECUTIVE OVERVIEW

Management's Outlook and Company Objectives

In the 2022 Annual Report, IDACORP's and Idaho Power's management included a summary of their business objectives for the companies for 2023 and beyond, under the heading "Executive Overview" in the MD&A. As of the date of this report, management's outlook and strategy remain consistent with that discussion, as updated by some of the discussion in this MD&A. Developments that have occurred since that report include the following:

•Idaho Power continues to focus on timely recovery of costs and earning a reasonable return on investment. On October 27, 2023, Idaho Power, the Staff of the IPUC, and intervening parties publicly filed a settlement stipulation (2023 General Rate Case Settlement Stipulation) with the IPUC related to the Idaho general rate case that Idaho Power had filed on June 1, 2023. The 2023 General Rate Case Settlement Stipulation is subject to approval by the IPUC. The general rate case filing and 2023 General Rate Case Settlement Stipulation are described more fully in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report.
•In September 2023, Idaho Power filed its 2023 IRP with the IPUC and OPUC. The 2023 IRP preferred resource portfolio plans for a significant increase in energy and capacity resources over the next 20 years to meet growing demand, primarily solar, wind, and battery resource additions. In addition, the preferred resource portfolio includes conversions of multiple jointly-owned coal-fired generation units to natural gas-fired generation units. To support the resource additions, the preferred portfolio also includes the Boardman-to-Hemingway transmission line with an in-service date as early as 2026 and three Gateway West transmission line segments phased in with in-service dates from 2028 through 2040.
•In September 2023, IDACORP's board of directors approved a 5.1 percent increase in the regular quarterly cash dividend on IDACORP’s common stock from $0.79 per share to $0.83 per share, as a part of a 177 percent increase in quarterly dividends approved over the last twelve years.
•In March 2023, Idaho Power executed an agreement with the BPA to transfer BPA's 24 percent interest in the Boardman-to-Hemingway 500-kV transmission line project to Idaho Power, bringing Idaho Power's interest in the project to 45 percent. Further, in March 2023 the Oregon Supreme Court affirmed the Energy Facility Siting Council's (EFSC) order granting a site certificate for the Boardman-to-Hemingway transmission line project. In June 2023, both the IPUC and OPUC granted CPCNs related to the construction of the Boardman-to-Hemingway transmission line.
•In April and May 2023, the IPUC approved Idaho Power's applications for revised special contracts for electric service between Idaho Power and two large industrial customers, which were modeled after Idaho Power's Clean Energy Your Way program for the procurement of renewable energy for customers.

•In April 2023, the IPUC approved Idaho Power's 20-year power purchase agreement with Pleasant Valley Solar, LLC to purchase the output from a planned 200 MW solar facility, with a scheduled in-service date of March 2025. Idaho Power plans to sell that output exclusively to a large industrial customer under an agreement modeled after Idaho Power's Clean Energy Your Way program.
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
•Idaho Power issued a formal RFP in April 2023, soliciting bids for new energy and capacity resources as well as energy that can be delivered via transmission, beginning in 2026. At the time of the RFP issuance, Idaho Power’s long-range planning process had identified a potential need in 2026 and 2027 of approximately 350 MW of peak capacity, which could be met by approximately 1,100 MW of variable energy resources. RFP procurement decisions will be based on the most up-to-date energy and capacity need information. The RFP provides that a portion of these resources may be transmitted via the Boardman-to-Hemingway transmission line project, which Idaho Power plans to have in-service as early as 2026.

Summary of Financial Results

The following is a summary of Idaho Power's net income, net income attributable to IDACORP, and IDACORP's earnings per diluted share for the three and nine months ended September 30, 2023 and 2022 (in thousands, except earnings per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Idaho Power net income	$103,022	$104,532	$225,812	$213,181
Net income attributable to IDACORP, Inc.	$105,264	$106,380	$229,936	$216,928
Weighted average outstanding shares – diluted	50,805	50,722	50,762	50,689
IDACORP, Inc. earnings per diluted share	$2.07	$2.10	$4.53	$4.28

The table below provides a reconciliation of net income attributable to IDACORP for the three and nine months ended September 30, 2023, from the same periods in 2022 (items are in millions and are before related income tax impact unless otherwise noted):

	Three months ended		Nine months ended
Net income attributable to IDACORP, Inc. - September 30, 2022		$106.4		$216.9
Increase (decrease) in Idaho Power net income:
Customer growth, net of associated power supply costs and power cost adjustment mechanisms	4.6		11.4
Usage per retail customer, net of associated power supply costs and power cost adjustment mechanisms	(17.2)		(18.1)
Idaho FCA revenues	7.2		6.2
Retail revenues per MWh, net of associated power supply costs and power cost adjustment mechanisms	0.9		11.0
Transmission wheeling-related revenues	(2.8)		4.0
Other O&M expenses	4.9		8.3
Depreciation expense	(4.9)		(18.1)
Other changes in operating revenues and expenses, net	5.3		1.7
(Decrease) Increase in Idaho Power operating income	(2.0)		6.4
Non-operating expense, net	(0.5)		5.1
Additional ADITC amortization	—		7.5
Income tax expense, excluding additional ADITC amortization	1.0		(6.4)
Total (decrease) increase in Idaho Power net income		(1.5)		12.6
Other IDACORP changes (net of tax)		0.4		0.4
Net income attributable to IDACORP, Inc. - September 30, 2023		$105.3		$229.9

Net Income - Third Quarter 2023

IDACORP's net income decreased $1.1 million for the third quarter of 2023 compared with the third quarter of 2022, due primarily to lower net income at Idaho Power. At Idaho Power, customer growth increased operating income by $4.6 million in the third quarter of 2023 compared with the third quarter of 2022, as the number of Idaho Power customers grew by approximately 14,000, or 2.3 percent, during the twelve months ended September 30, 2023. Usage per customer decreased operating income by $17.2 million in the third quarter of 2023 compared with the third quarter of 2022. Greater precipitation and more moderate temperatures in Idaho Power's service area led agricultural irrigation customers to use less energy per customer to operate irrigation pumps and residential and commercial customers to use less energy per customer for cooling purposes in the third quarter of 2023 compared with the third quarter of 2022. The revenue impact of the decrease in sales volumes per customer was partially offset by the FCA mechanism (applicable to residential and small commercial customers), which increased revenues in the third quarter of 2023 by $7.2 million compared with the third quarter of 2022.

Transmission wheeling-related revenues decreased $2.8 million during the third quarter of 2023 compared with the third quarter of 2022, resulting primarily from lower wheeling volumes as energy prices in the western United States were less volatile, reducing transmission system demand and revenues.

Total other O&M expenses in the third quarter of 2023 were $4.9 million lower than in the third quarter of 2022, due primarily to lower maintenance expenses at hydropower facilities and jointly-owned coal plants as a result of fewer planned maintenance projects, as well as the timing of regulatory deferrals.

Depreciation expense increased $4.9 million in the third quarter of 2023 compared with the third quarter of 2022, due primarily to an increase in plant-in-service.

Other changes in operating revenues and expenses, net, increased operating income by $5.3 million in the third quarter of 2023 compared with the third quarter of 2022, due primarily to lower property taxes and a decrease in net power supply expenses that were not deferred for future recovery in rates through Idaho Power's power cost adjustment mechanisms. Lower wholesale power purchase volumes and prices decreased Idaho Power's net power supply expenses in the third quarter of 2023 compared with the third quarter of 2022.

Non-operating expense, net, increased $0.5 million in the third quarter of 2023 compared with the third quarter of 2022. Higher interest expense on long-term debt and other liabilities in the third quarter of 2023 compared with the third quarter of 2022 was mostly offset by an increase in AFUDC and higher interest income due to higher interest rates and higher average cash and cash equivalents balances.

Net Income - Year-To-Date 2023

IDACORP's net income increased $13.0 million for the first nine months of 2023 compared with the first nine months of 2022, due primarily to higher net income at Idaho Power. At Idaho Power, customer growth increased operating income by $11.4 million for the first nine months of 2023 compared with the first nine months of 2022. Usage per customer decreased operating income by $18.1 million during the first nine months of 2023 compared with the first nine months of 2022, due primarily to the lower usage per customer in the third quarter of 2023 described above. The revenue impact of the decrease in sales volumes per customer was partially offset by the FCA mechanism (applicable to residential and small commercial customers), which increased revenues in the first nine months of 2023 by $6.2 million compared with the first nine months of 2022.

The net increase in retail revenues per MWh, net of associated power supply costs and power cost adjustment mechanisms, increased operating income by $11.0 million in the first nine months of 2023 compared with the first nine months of 2022. The net increase in retail revenues per MWh was primarily due to the June 1, 2022, rate increase for Idaho Power’s Idaho retail customers related to an order from the IPUC that authorized Idaho Power to accelerate the depreciation on and recover through 2030 the net book value of coal-related assets at Idaho Power's jointly-owned Jim Bridger plant, as of December 31, 2020, plus forecasted plant investments (Bridger Order).

Transmission wheeling-related revenues increased $4.0 million during the first nine months of 2023 compared with the first nine months of 2022, resulting from Idaho Power's OATT rates being 1 percent higher and due to elevated energy prices in the western United States in the first quarter of 2023 compared with the first quarter of 2022.

Total other O&M expenses in the first nine months of 2023 were $8.3 million lower than the first nine months of 2022, due primarily to lower expenses from scheduled cyclical plant maintenance projects compared with the same period in 2022, as well as the timing of regulatory deferrals and payment credits received related to a jointly-funded infrastructure project. These decreases in other O&M expenses were offset partially by inflationary pressures on labor-related costs.

Depreciation expense increased $18.1 million due primarily to the impacts of the Bridger Order. The Bridger Order resulted in Idaho Power recording the deferral of certain depreciation expense in the second quarter of 2022. In addition, the increase was partially due to an increase in plant-in-service.

Non-operating expense, net, decreased $5.1 million in the first nine months of 2023 compared with the first nine months of 2022. AFUDC increased as the average construction work in progress balance was higher throughout the first nine months of 2023 compared with the first nine months of 2022. Also, interest and investment income increased due to higher interest rates and higher average cash and cash equivalents balances. These increases were partially offset by higher interest expense on long-term debt and other liabilities in the first nine months of 2023 compared with the first nine months of 2022.

Income tax expense in the first nine months of 2023 decreased $1.1 million compared with the first nine months of 2022, as increased taxes from higher pre-tax income was more than offset by additional ADITC amortization. Based on Idaho Power's current expectations of full-year 2023 results, Idaho Power recorded $7.5 million of additional ADITC amortization under its existing Idaho regulatory settlement stipulation during the first nine months of 2023. Idaho Power currently expects to amortize up to $10 million of additional ADITC for the full-year 2023, but did not record any additional ADITC amortization in 2022.

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

•Economic Conditions and Loads: Economic conditions impact consumer demand for energy, revenues, collectability of accounts, the volume of wholesale energy sales, and the need to construct and improve infrastructure, purchase power, and implement programs to meet customer load demands. In recent years, Idaho Power has seen significant growth in the number of customers in its service area. Over the twelve months ended September 30, 2023, Idaho Power's customer count grew by 2.3 percent. While recessionary or volatile economic conditions could slow the rate of customer growth in the near-term, Idaho Power expects its number of customers and, to a greater extent its load due to anticipated commercial and industrial customer growth, to increase in the foreseeable future.

Idaho Power filed its 2023 IRP, its 20-year forecast of power demand and supply options, with the IPUC and OPUC in September 2023. The 2023 IRP assumptions include significant large commercial and industrial additions in the 5-year forecasted annual growth rate, including from new facilities under development by Meta Platforms, Inc. and Micron Technology, Inc. (Micron). Included in the below table are Idaho Power's load forecast assumptions used in the 2023 IRP, and for comparison purposes, the analogous average annual growth rates Idaho Power used in the prior two IRPs.

	5-Year Forecasted Annual Growth Rate		20-Year Forecasted Annual Growth Rate
	Retail Sales (Billed MWh)	Annual Peak (Peak Demand)	Retail Sales (Billed MWh)	Annual Peak (Peak Demand)
2023 IRP	5.5%	3.7%	2.1%	1.8%
2021 IRP	2.6%	2.1%	1.4%	1.4%
2019 IRP	1.3%	1.4%	1.0%	1.2%

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

•Rate Base Growth and Infrastructure Investment: The rates established by the IPUC, OPUC, and FERC are determined with the intent to provide an opportunity for Idaho Power to recover authorized operating expenses and depreciation and earn a reasonable return on “rate base.” Rate base is generally determined by reference to the original cost (net of accumulated depreciation) of utility plant in service and certain other assets, subject to various adjustments for deferred income taxes and other items. Over time, rate base is increased by additions to utility plant in service and reduced by depreciation of utility plant and write-offs as authorized by the IPUC and OPUC. Idaho Power is pursuing significant enhancements to its utility infrastructure in an effort to maintain system reliability, ensure an adequate supply of electricity, and provide service to new customers, including major ongoing transmission projects such as the Boardman-to-Hemingway and Gateway West projects. Idaho Power's existing hydropower and thermal generation facilities also require continuing upgrades and equipment replacement, and Idaho Power is undertaking a significant relicensing effort for the HCC, its largest hydropower generation resource. Idaho Power intends to pursue timely inclusion of any significant completed capital projects into rate base as part of a future general rate case or other appropriate regulatory proceeding.

As noted previously, Idaho Power believes that existing and sustained growth in customers, load, and peak demand for electricity, along with transmission constraints, has created the need for Idaho Power to acquire significant generation and storage resources to meet energy and capacity needs over the next several years. Idaho Power expects its capital expenditures on infrastructure investments in the next five years or more will be considerable as it works to address projected energy and capacity deficits. For more information about forecasted capital expenditures and expected rate base growth, see the "Liquidity and Capital Resources" section of this MD&A.

•Regulation of Rates and Cost Recovery; General Rate Case Filing and Existing Settlement Stipulation: The prices that Idaho Power is authorized to charge for its electric and transmission service are a critical factor in determining IDACORP's and Idaho Power's results of operations and financial condition. Those rates are established by state regulatory commissions and the FERC and are intended to allow Idaho Power an opportunity to recover its expenses and earn a reasonable return on investment. Idaho Power focuses on timely recovery of its costs through filings with its regulators, working to put in place innovative regulatory mechanisms, and prudent management of expenses and investments. Idaho Power has an existing regulatory settlement stipulation in Idaho that includes provisions for the accelerated amortization of ADITC to help achieve a minimum 9.4 percent Idaho ROE. The settlement stipulation also provides for the potential sharing between Idaho Power and its Idaho customers of Idaho-jurisdictional earnings in excess of a 10.0 percent Idaho ROE, which would adjust to the authorized return on equity determined in a general rate case. The settlement stipulation has no expiration date but the minimum Idaho ROE would revert back to 95 percent of the authorized return on equity determined in an Idaho general rate case. The specific terms of the settlement stipulation, as currently in effect, are described in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2022 Annual Report.

On June 1, 2023, Idaho Power filed a general rate case application with the IPUC, requesting an average increase in net rates of 8.61 percent in Idaho, effective January 1, 2024. Several factors impacted Idaho Power’s need to file its Idaho general rate case including the increase in depreciation expense from rate base-eligible assets as they are placed into service, the significant amounts of capital expenditures Idaho Power has made since its last general rate case filed in 2011, the expected financing costs for capital expenditures in a higher interest-rate environment, and, to a lesser extent, the inflationary pressures on other O&M expenses described above. On October 27, 2023, Idaho Power, the Staff of the IPUC, and intervening parties publicly filed the 2023 General Rate Case Settlement Stipulation with the IPUC related to the Idaho general rate case filing. The 2023 General Rate Case Settlement Stipulation is subject to approval by the IPUC. The general rate case filing and the 2023 General Rate Case Settlement Stipulation are described more fully in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report.

Idaho Power expects to make a general rate case filing in Oregon in December 2023 and that processing of a general rate case in Oregon would take approximately ten months.

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

Further, as Idaho Power's hydropower facilities comprise over one-half of Idaho Power's nameplate generation capacity, precipitation levels impact the mix of Idaho Power's generation resources. When hydropower generation decreases, Idaho Power must rely on more expensive generation sources and purchased power. When favorable hydropower generating conditions exist for Idaho Power, they also may exist for other Pacific Northwest hydropower facility operators, lowering regional wholesale market prices and impacting the revenue Idaho Power receives from wholesale energy sales. Much of the adverse or favorable impact of this volatility is addressed through the Idaho and Oregon power cost adjustment mechanisms, which lessen the potential earnings benefit or detriment of volatile hydrological conditions and their impact on overall power supply costs. For 2023, Idaho Power expects generation from its hydropower resources to be in the range of 6.4 to 6.8 million MWh, compared with 5.3 million MWh of hydropower generation in 2022 and a 30-year average annual total of 7.7 million MWh.

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

•Regulatory and Environmental Compliance Costs; Coal Plant Retirements: Idaho Power is subject to extensive federal and state laws, policies, and regulations, as well as regulatory actions and audits by agencies and quasi-governmental agencies, including the FERC, the North American Electric Reliability Corporation, and the Western Electricity Coordinating Council. Compliance with these requirements directly influences Idaho Power's operating environment and affects Idaho Power's operating costs. Moreover, environmental laws and regulations may increase the cost of constructing new facilities, may increase the cost of operating generation plants, may require that Idaho

Power install additional pollution control devices at existing generation plants, may result in penalties for non-compliance, even where inadvertent, or may require that Idaho Power curtail or cease operating certain generation plants. Idaho Power expects to spend significant amounts on environmental compliance and controls for the foreseeable future. Due to economic factors in part associated with the costs of compliance with environmental regulation, Idaho Power accelerated the retirement date of its Valmy plant, ceasing coal-fired operations at one unit in 2019 and planning to cease its participation in coal-fired operations at the remaining unit by year-end 2025. In June 2022, the IPUC approved Idaho Power's request to allow the coal-related assets at the Jim Bridger plant to be fully depreciated and recovered by end-of-year 2030. The IPUC's Bridger Order related to Idaho Power's plan to cease its participation in coal-related operations at the Jim Bridger plant by 2028 is described more fully in Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report. The preferred portfolio of Idaho Power’s 2023 IRP included the conversion of all coal generation units at the Valmy plant and Jim Bridger plant to natural gas generation units. Idaho Power would likely need to file an application with the IPUC to adjust the plant retirement dates for its gas-fired operations related to any potential conversions.

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

•Wildfire Mitigation Efforts: In recent years, the western United States has experienced an increasing trend in the degree of annual destruction from wildfires. A variety of factors have contributed to this trend including climate change, increased wildland-urban interfaces, historical land management practices, and overall wildland and forest health. While Idaho Power has not experienced to-date the extent of catastrophic wildfires within its service area that have occurred in California and elsewhere in the western United States, Idaho Power is taking a proactive approach to wildfire threat in its service area and transmission corridors. Idaho Power has adopted a WMP that outlines actions Idaho Power is taking or is working to implement in the future to reduce wildfire risk and to strengthen the resiliency of its transmission and distribution system to wildfires. Idaho Power's approach to achieve these objectives includes identifying areas subject to elevated risk; system hardening programs, vegetation management, and field personnel practices to mitigate wildfire risk; incorporating current and forecasted weather and field conditions into operational practices; public safety power shutoff protocols adopted in 2022; and evaluating the performance and effectiveness of the strategies identified in the WMP through metrics and monitoring. In regulatory orders received in June 2021 and March 2023, the IPUC authorized Idaho Power to defer, for future amortization, the Idaho jurisdictional share of actual incremental O&M expenses and depreciation expense of certain capital investments necessary to implement the WMP. The IPUC orders related to the WMP are described in more detail in the "Regulatory Matters" section of this MD&A. If approved by the IPUC, the 2023 General Rate Case Settlement Stipulation would allow continued deferral of incremental vegetation management and insurance costs, as measured from 2022 actual costs, through the earlier of Idaho Power’s next Idaho general rate case or 2025.

RESULTS OF OPERATIONS

This section of MD&A takes a closer look at the significant factors that affected IDACORP’s and Idaho Power’s earnings during the three months and nine months ended September 30, 2023. In this analysis, the results for the three months and nine months ended September 30, 2023, are compared with the same periods in 2022.

The table below presents Idaho Power’s energy sales and supply (in thousands of MWh) for the three months and nine months ended September 30, 2023 and 2022.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Retail energy sales	4,654	4,897	12,039	12,170
Wholesale energy sales	171	182	697	320
Energy sales bundled with renewable energy credits	31	36	813	586
Total energy sales	4,856	5,115	13,549	13,076
Hydropower generation	1,559	1,354	5,363	4,219
Coal generation	844	1,288	1,452	2,883
Natural gas and other generation	1,035	844	2,222	1,482
Total system generation	3,438	3,486	9,037	8,584
Purchased power	1,798	1,874	5,541	5,378
Line losses	(380)	(245)	(1,029)	(886)
Total energy supply	4,856	5,115	13,549	13,076

Weather-related information for Boise, Idaho, for the three months and nine months ended September 30, 2023 and 2022, is presented in the table below. While Boise, Idaho weather conditions are not necessarily representative of weather conditions throughout Idaho Power's service area, the greater Boise area has the majority of Idaho Power's customers and is included for illustrative purposes.

	Three months ended September 30,			Nine months ended September 30,
	2023	2022	Normal (2)	2023	2022	Normal (2)
Heating degree-days(1)	49	13	94	3,218	3,518	3,181
Cooling degree-days(1)	1,076	1,233	847	1,322	1,390	1,035
Precipitation (inches)	2.1	0.3	0.8	8.8	7.6	8.0
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

Sales Volume and Generation: Retail sales volumes decreased 5 percent and 1 percent in the third quarter and first nine months of 2023, respectively, compared with the same periods in 2022, primarily due to weather variations that caused lower usage per customer. Greater precipitation and more moderate temperatures in Idaho Power's service area during the third quarter of 2023 led agricultural irrigation customers to use less energy per customer to operate irrigation pumps and residential and commercial customers to use less energy per customer for cooling purposes compared with same period in 2022. The decrease in usage per customer in both periods was partially offset by customer growth, as the number of Idaho Power's customers grew by 2.3 percent over the prior twelve months. For more information on the changes in sales volume, see the "Operating Revenues" section below in this MD&A.

Total system generation decreased 1 percent in the third quarter of 2023 compared with the third quarter of 2022, due primarily to lower retail sales described above. Total system generation increased 5 percent in the first nine months of 2023 compared with the same period in 2022, as total energy sales increased 4 percent. For more information on the changes in generation, see the "Operating Expenses" section below in this MD&A.

The financial impacts of fluctuations in wholesale energy sales, purchased power, fuel expense, and other power supply-related expenses are addressed in Idaho Power's Idaho and Oregon power cost adjustment mechanisms, which are described below in "Power Cost Adjustment Mechanisms."

Operating Revenues

Retail Revenues: The table below presents Idaho Power’s retail revenues (in thousands) and MWh sales volumes (in thousands) for the three months and nine months ended September 30, 2023 and 2022, and the number of customers as of September 30, 2023 and 2022.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Retail revenues:
Residential (includes $5,583, $(1,447), $20,170, and $14,104, respectively, related to the FCA)(1)	$181,736	$176,514	$505,158	$470,402
Commercial (includes $328, $142, $900, and $730, respectively, related to the FCA)(1)	107,971	101,794	283,478	259,620
Industrial	67,522	60,306	181,312	161,353
Irrigation	104,645	105,365	168,358	164,065
Deferred revenue related to HCC relicensing AFUDC(2)	(2,815)	(2,815)	(6,861)	(6,861)
Total retail revenues	$459,059	$441,164	$1,131,445	$1,048,579
Volume of retail sales (MWh)
Residential	1,513	1,620	4,440	4,458
Commercial	1,150	1,192	3,212	3,227
Industrial	906	883	2,641	2,620
Irrigation	1,085	1,202	1,746	1,865
Total retail MWh sales	4,654	4,897	12,039	12,170
Number of retail customers at period end
Residential	528,298	515,790
Commercial	78,233	76,988
Industrial	132	127
Irrigation	22,330	22,092
Total customers	628,993	614,997
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

Retail revenues increased $17.9 million and $82.9 million during the third quarter and first nine months of 2023, respectively, compared with the same periods in 2022. The factors affecting retail revenues during the periods are discussed below.

•Rates: Average customer rates, excluding amounts related to the power cost adjustment mechanisms, increased retail revenues by $0.9 million and $11.0 million, respectively, for the three and nine months ended September 30, 2023, compared with the same periods in 2022. The increase in the first nine months of 2023 was due primarily to the June 1, 2022, rate increase for Idaho Power's retail customers related to the Bridger Order. Customer rates also include the collection from customers of amounts related to the power cost adjustment mechanisms, which increased revenues by $31.2 million and $75.4 million in the third quarter and first nine months of 2023, respectively, compared with the same periods of 2022. The amount collected from customers in rates under the power cost adjustment mechanisms has relatively little effect on operating income as a corresponding amount is recorded as expense in the same period it is collected through rates.

•Customers: Customer growth of 2.3 percent during the twelve months ended September 30, 2023, increased retail revenues by $7.5 million and $19.6 million in the third quarter and first nine months of 2023, respectively, compared with the same periods of 2022.
•Usage: Decreased usage (on a per customer basis) in all customer classes decreased retail revenues by $28.9 million and $29.3 million in the third quarter and first nine months of 2023, respectively, compared with the same periods of 2022. More precipitation in Idaho Power's service area during the spring and late summer of 2023 compared with the same period of 2022 led agricultural irrigation customers to use 10 percent and 6 percent less energy per customer to operate irrigation pumps during the third quarter and first nine months of 2023, respectively, compared with the same periods in 2022. Usage per residential and commercial customer during the third quarter and first nine months of 2023 was lower than the same periods in 2022, primarily due to weather variations that caused these customers to use less energy per customer for cooling in the spring and early summer of 2023.
•Idaho FCA Revenue: The FCA mechanism, applicable to Idaho residential and small commercial customers, adjusts revenue each year to accrue, or defer, the difference between the authorized fixed-cost recovery amount per customer and the actual fixed costs per customer recovered by Idaho Power through volume-based rates during the year. Lower usage (on a per customer basis) by residential and small commercial customers during the third quarter and first nine months of 2023 increased the amount of FCA revenue accrued by $7.2 million and $6.2 million, respectively compared with the same periods in 2022.

Wholesale Energy Sales: Wholesale energy sales consist primarily of long-term sales contracts, sales of surplus system energy, and sales into the energy imbalance market in the western United States, and do not include derivative transactions. The table below presents Idaho Power’s wholesale energy sales for the three and nine months ended September 30, 2023 and 2022 (in thousands, except for revenue per MWh amounts).

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Wholesale energy revenues	$5,065	$34,501	$50,461	$44,516
Wholesale MWh sold	171	182	697	320
Wholesale energy revenues per MWh	$29.62	$189.57	$72.40	$139.11

In the third quarter of 2023, wholesale energy revenues decreased $29.4 million, or 85 percent, compared with third quarter of 2022, due primarily to lower wholesale market prices. Wholesale energy revenues increased $5.9 million in the first nine months of 2023 compared with the first nine months of 2022, as higher wholesale energy sales volumes were mostly offset by lower wholesale market prices. The increase in wholesale energy volumes sold during the nine months ended September 30, 2023, was also partially due to energy originally purchased under derivative forward contracts to be bundled with renewable energy credits, but the energy was ultimately sold in the wholesale markets in the first quarter of 2023. Those sales increased wholesale energy revenues by $16.7 million in the first nine months of 2023 and a corresponding amount was recorded in purchased power on the condensed consolidated statements of income. The financial impacts of fluctuations in wholesale energy sales are largely mitigated by Idaho Power's Idaho and Oregon power cost adjustment mechanisms, which are described below in this section of the MD&A under "Power Cost Adjustment Mechanisms."

Transmission Wheeling-Related Revenues: Transmission wheeling-related revenues decreased $2.8 million, or 12 percent, and increased $4.0 million, or 7 percent, during the third quarter and first nine months of 2023, respectively, compared with the same periods of 2022. Milder weather in the southwest United States and Pacific Northwest during the third quarter of 2023 compared with the third quarter of 2022 led to a narrow price spread between energy market hubs which resulted in lower wheeling volumes. The increased wheeling revenue for the first nine months of 2023 compared with the same period of 2022 was primarily due to elevated energy prices in the western United States during the first half of 2023 compared with the same period in 2022. Also, Idaho Power's OATT rates were approximately 1 percent higher in the first nine months of 2023 compared with the first nine months of 2022.

Energy Efficiency Program Revenues: In both Idaho and Oregon, energy efficiency riders fund energy efficiency program expenditures. Expenditures funded through the riders are reported as an operating expense with an equal amount recorded in revenues, resulting in no net impact on earnings. The cumulative variance between expenditures and amounts collected through the rider is recorded as a regulatory asset or liability. A liability balance indicates that Idaho Power has collected more than it has spent and an asset balance indicates that Idaho Power has spent more than it has collected. At September 30, 2023, Idaho Power's energy efficiency rider balances were regulatory liabilities of $2.6 million in the Idaho jurisdiction and $0.8 million in the Oregon jurisdiction.

Operating Expenses

Purchased Power: The table below presents Idaho Power’s purchased power expenses and volumes for the three months and nine months ended September 30, 2023 and 2022 (in thousands, except for per MWh amounts).

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Purchased power expense	$142,851	$192,884	$405,404	$370,035
MWh purchased	1,798	1,874	5,541	5,378
Average cost per MWh	$79.45	$102.93	$73.16	$68.81

Purchased power expense decreased $50.0 million in the third quarter of 2023 compared with the third quarter of 2022, due primarily to lower wholesale energy market prices as milder summer weather resulted in lower demand and lower fuel costs (natural gas and coal) in the wholesale markets in the western United States compared with the third quarter of 2022. Purchased power expense increased $35.4 million, or 10 percent, in the first nine months of 2023 compared with the same period of 2022, due primarily to elevated wholesale energy prices in the western United States during the first half of 2023 and, to a lesser extent, higher generation from projects under power purchase agreements.

Fuel Expense: The table below presents Idaho Power’s fuel expenses and thermal generation for the three months and nine months ended September 30, 2023 and 2022 (in thousands, except for per MWh amounts).

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Expense
Coal	$31,792	$35,185	$57,521	$85,190
Natural gas	39,931	28,446	134,396	58,560
Total fuel expense	$71,723	$63,631	$191,917	$143,750
MWh generated
Coal	844	1,288	1,452	2,883
Natural gas	1,035	844	2,222	1,482
Total MWh generated	1,879	2,132	3,674	4,365
Average cost per MWh - Coal	$37.67	$27.32	$39.62	$29.55
Average cost per MWh - Natural gas	$38.58	$33.70	$60.48	$39.51
Weighted average, all sources	$38.17	$29.85	$52.24	$32.93

The majority of the fuel for Idaho Power’s jointly-owned coal-fired plants is purchased through long-term contracts, including purchases from BCC, a one-third owned joint venture of IERCo. The price of coal from BCC is subject to fluctuations in mine operating expenses, geologic conditions, and production levels. BCC supplies approximately two-thirds of the coal used by the Jim Bridger plant. Natural gas is mainly purchased on the regional wholesale spot market at published index prices. In addition to commodity (variable) costs, both natural gas and coal expenses include costs that are more fixed in nature for items such as capacity charges, transportation, and fuel handling. Period-to-period variances in fuel expense per MWh are noticeably impacted by these fixed charges when generation output is substantially different between the periods.

Fuel expense increased $8.1 million, or 13 percent, and $48.2 million, or 34 percent, in the third quarter and first nine months of 2023, respectively, compared with the same periods of 2022, despite lower total thermal generation. The increases in fuel expense were primarily due to higher natural gas market prices and higher coal purchase prices in 2023, which resulted in an increase in the average cost per MWh of natural gas and coal generation. The mix of Idaho Power's thermal generation between natural gas and coal in the third quarter and first nine months of 2023 compared with the same periods of 2022 was affected by fluctuations in natural gas prices, and Idaho Power optimizing its dispatch of coal generation resources in an effort to help ensure adequate coal supply during its peak periods.

Included in fuel expense are gains and losses on settled financial gas hedges entered into in accordance with Idaho Power's energy risk management policy. In the third quarter of 2023, losses on financial gas hedges of $7.9 million increased natural gas fuel expense, while in the third quarter of 2022 and the first nine months of 2023 and 2022, gains on financial gas hedges of

$24.2 million, $4.2 million, and $28.6 million, respectively, reduced natural gas fuel expense. Most of these realized hedging gains and losses are passed on to customers through the power cost adjustment mechanisms described below.

Power Cost Adjustment Mechanisms: Idaho Power's power supply costs (primarily purchased power and fuel expense, less wholesale energy sales) can vary significantly from year to year. Volatility of power supply costs arises from factors such as weather conditions, wholesale market prices, volumes of power purchased and sold in the wholesale markets, Idaho Power's hydropower and thermal generation volumes and fuel costs, generation plant availability, and retail loads. To address the volatility of power supply costs, Idaho Power's power cost adjustment mechanisms in the Idaho and Oregon jurisdictions allow Idaho Power to recover from customers, or refund to customers, most of the fluctuations in power supply costs. The PCA includes a cost or benefit sharing ratio that allocates the deviations in net power supply expenses between customers (95 percent) and Idaho Power (5 percent), with the exception of PURPA power purchases and demand response program incentives, which are allocated 100 percent to customers. The Idaho deferral period, or PCA year, runs from April 1 through March 31. Amounts deferred or accrued during the PCA year are primarily recovered or refunded during the subsequent June 1 through May 31 period. However, the IPUC directed Idaho Power to spread recovery of the March 31, 2023, PCA deferral balance over a two-year period from June 1, 2023, to May 31, 2025. Because of the power cost adjustment mechanisms, the primary financial impacts of power supply cost variations are that cash is paid out but recovery from customers does not occur until a future period, or cash that is collected is refunded to customers in a future period, resulting in fluctuations in operating cash flows from year to year.

The table that follows presents the components of the Idaho and Oregon power cost adjustment mechanisms for the three months and nine months ended September 30, 2023 and 2022 (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Power supply cost deferral	$(22,131)	$(42,885)	$(47,482)	$(40,246)
Oregon power supply cost accrual	—	—	335	—
Amortization of prior year authorized balances	28,030	12,079	51,338	8,615
Total power cost adjustment (income statement)	$5,899	$(30,806)	$4,191	$(31,631)

The power supply accruals (deferrals) represent the portion of the power supply cost fluctuations accrued (deferred) under the power cost adjustment mechanisms. When actual power supply costs are lower than the amount forecasted in power cost adjustment rates, most of the difference is accrued as an increase to a regulatory liability or decrease to a regulatory asset. When actual power supply costs are higher than the amount forecasted in power cost adjustment rates, most of the difference is deferred as an increase to a regulatory asset or decrease to a regulatory liability. During the third quarter and first nine months of 2023, higher purchased power and fuel costs led to higher actual power supply costs compared with the forecasted amount, which resulted in an increase in the amount of power supply costs deferred by the mechanism. The amortization of the prior year’s balances represents the offset to the amounts being collected or refunded in the current power cost adjustment year that were deferred or accrued in the prior PCA year.

Other O&M Expenses: Total other O&M expenses decreased $4.9 million, or 5 percent, and $8.3 million, or 3 percent, in the third quarter and first nine months of 2023, respectively, compared with the same periods of 2022, due primarily to lower expenses from scheduled cyclical plant maintenance projects, as well as the timing of regulatory deferrals and payment credits received related to a jointly funded infrastructure project, offset partially by inflationary pressures on labor-related and other costs.

Income Taxes

IDACORP and Idaho Power income tax expense decreased $0.8 million and $1.1 million, respectively, for the first nine months of 2023 when compared with the same period of 2022, as increased taxes from higher pre-tax income was more than offset by $7.5 million of additional ADITC amortization. Idaho Power did not record any additional ADITC amortization in 2022. For information relating to IDACORP's and Idaho Power's computation of income tax expense, see Note 2 - "Income Taxes" to the condensed consolidated financial statements included in this report.

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

As of October 27, 2023, IDACORP's and Idaho Power's access to debt, equity, and credit arrangements included:

•their respective $100 million and $300 million revolving credit facilities;
•IDACORP's shelf registration statement filed with the SEC on May 16, 2022, which may be used for the issuance of debt securities and common stock;
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

During March through May 2023, a portion of the proceeds from the March 2023 issuances was used to repay outstanding commercial paper, $150 million in principal amount from a March 2022 term loan agreement, and $75 million in principal amount of maturing 2.50% first mortgage bonds, Series I.

In September 2023, Idaho Power issued $350 million of 5.80% first mortgage bonds, secured medium-term notes, Series M, maturing in April 2054. Idaho Power plans to use the proceeds for general corporate purposes including funding its capital projects.

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

Based on planned capital expenditures and other O&M expenses, the companies believe they will be able to meet capital and debt service requirements and fund corporate expenses during at least the next twelve months and thereafter for the foreseeable future with a combination of existing cash, operating cash flows generated by Idaho Power's utility business, availability under existing credit facilities, access to commercial paper, short-term and long-term debt markets, and equity issuances.

IDACORP and Idaho Power generally seek to maintain capital structures of approximately 50 percent debt and 50 percent equity. Maintaining this ratio influences IDACORP's and Idaho Power's debt and equity issuance decisions. As of September 30, 2023, IDACORP's and Idaho Power's capital structures, as calculated for purposes of applicable debt covenants, were as follows:

	IDACORP	Idaho Power
Debt	49%	50%
Equity	51%	50%

IDACORP and Idaho Power generally maintain their cash and cash equivalents in highly liquid investments, such as U.S. Treasury Bills, money market funds, and bank deposits.

IDACORP and Idaho Power believe they were in compliance with all credit facility and long-term debt covenants at September 30, 2023. Further, IDACORP and Idaho Power do not anticipate they will be in violation or breach of their respective debt covenants during 2023.

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

IDACORP’s and Idaho Power’s operating cash inflows for the nine months ended September 30, 2023, were $162 million and $138 million, respectively, a decrease in cash flows from operations of $107 million for IDACORP and $156 million for Idaho Power, respectively, when compared with the same period in 2022. With the exception of cash flows related to income taxes, IDACORP's operating cash flows are principally derived from the operating cash flows from Idaho Power. Significant items that affected the companies' operating cash flows in the first nine months of 2023 when compared with the same period in 2022 were as follows:

•a $13 million increase in IDACORP and Idaho Power net income;
•changes in deferred taxes and taxes accrued and receivable combined to increase IDACORP and Idaho Power cash flows by $32 million and $67 million, respectively;
•changes in contributions to pension and postretirement benefit plans decreased IDACORP and Idaho Power cash flows by $11 million; and
•changes in working capital balances due primarily to timing, including fluctuations as follows:
◦timing of accounts receivable and unbilled revenues increased operating cash flows by $47 million for IDACORP and $46 million for Idaho Power,
◦the changes in materials, supplies, and fuel stock decreased operating cash flows by $49 million for IDACORP and Idaho Power, which was primarily due to an increase in material and supply inventory, and the timing of purchases and consumption of coal at Idaho Power's jointly-owned coal-fired generating plants; and
◦the changes in accounts and wages payable decreased operating cash flows by $136 million for IDACORP and $220 million for Idaho Power, which was primarily due to a decrease in power supply costs and associated timing of payments. The $84 million difference between IDACORP and Idaho Power is related to timing of intercompany estimated tax payments.

Investing Cash Flows

Investing activities consist primarily of capital expenditures related to new construction of, and improvements to, Idaho Power’s generation, transmission, and distribution facilities. IDACORP’s and Idaho Power’s net investing cash outflows for the nine months ended September 30, 2023, were $412 million and $403 million, respectively. Investing cash outflows for 2023 were primarily for construction of utility infrastructure needed to address Idaho Power’s customer growth, aging plant and equipment, and environmental and regulatory compliance requirements. Significant items and transactions that affected investing cash flows in the first nine months of 2023 included:

•$427 million of additions to property, plant and equipment, including $92 million spent on battery storage projects, and at September 30, 2023, $8 million was accrued in accounts payable on their consolidated balances sheets related to battery storage projects;
•$15 million received from Boardman-to-Hemingway project joint permitting participants relating to a portion of the permitting expenditures and a security deposit; and
•$6 million in sales of equity securities, held in a rabbi trust, which is designated to provide funding for obligations related to Idaho Power's SMSP.

Financing Cash Flows

Financing activities provide supplemental cash for both day-to-day operations and capital requirements, as needed. IDACORP's and Idaho Power's net financing cash inflows for the nine months ended September 30, 2023, were $518 million and $561 million, respectively. Idaho Power funds liquidity needs for capital investment, working capital, managing commodity price risk, dividends, and other financial commitments through cash flows from operations, debt offerings, commercial paper markets, credit facilities, a term loan facility, and capital contributions from IDACORP. IDACORP funds its cash requirements, such as payment of taxes, payment of dividends, capital contributions to Idaho Power, and non-utility expenses allocated to IDACORP, through cash flows from operations, commercial paper markets, sales of common stock, and credit facilities. Significant items and transactions that affected financing cash flows in the first nine months of 2023 were as follows:

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
•in September 2023, Idaho Power issued $350 million in principal amount of 5.80% first mortgage bonds, secured medium-term notes, Series M, maturing in April 2054; and
•IDACORP and Idaho Power paid dividends of $121 million and $81 million in 2023, respectively.

Available Short-Term Borrowing Liquidity

The table below outlines available short-term borrowing liquidity as of the dates specified (in thousands).

	September 30, 2023		December 31, 2022
	IDACORP(2)	Idaho Power	IDACORP(2)	Idaho Power
Revolving credit facility	$100,000	$300,000	$100,000	$300,000
Commercial paper outstanding	—	—	—	—
Identified for other use(1)	—	(19,885)	—	(19,885)
Net balance available	$100,000	$280,115	$100,000	$280,115
(1) American Falls bonds that Idaho Power could be required to purchase prior to maturity under the optional or mandatory purchase provisions of the bonds, if the remarketing agent for the bonds is unable to sell the bonds to third parties.
(2) Holding company only.

Idaho Power has regulatory authority through December 2026 to incur up to $450 million in principal amount of short-term borrowing indebtedness at any one time outstanding. Idaho Power submitted applications to the IPUC, OPUC, and WPSC in October 2023, requesting authorization for the company to incur, issue, and sell from time to time up to $600 million in aggregate principal amount at any one time of unsecured borrowings through December 2030.

On October 27, 2023, IDACORP and Idaho Power had no loans outstanding under their revolving credit facilities and had no commercial paper outstanding.

The table below presents additional information about short-term commercial paper borrowing (in thousands) during the three and nine months ended September 30, 2023.

	Three months ended September 30, 2023		Nine months ended September 30, 2023
	IDACORP(1)	Idaho Power	IDACORP(1)	Idaho Power
Commercial Paper:
Period end:
Amount outstanding	$—	$—	$—	$—
Weighted average interest rate	—%	—%	—%	—%
Daily average amount outstanding during the period	$—	$—	$—	$12,301
Weighted average interest rate during the period	—%	—%	—%	4.94%
Maximum month-end balance	$—	$—	$—	$110,000
  (1) Holding company only.

Impact of Credit Ratings on Liquidity and Collateral Obligations

IDACORP’s and Idaho Power’s access to capital markets, including the commercial paper market, and their respective financing costs in those markets, depend in part on their respective credit ratings. There have been no changes to IDACORP's or Idaho Power's ratings by S&P Global Ratings or Moody’s Investors Service from those included in the 2022 Annual Report. However, any rating can be revised upward or downward or withdrawn at any time by a rating agency if it decides that the circumstances warrant the change.

Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties. As of September 30, 2023, Idaho Power had posted $29 million of cash performance assurance collateral related to these contracts. Should Idaho Power experience a reduction in its credit rating on its unsecured debt to below investment grade, Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral, and counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions. Based upon Idaho Power’s energy and fuel portfolio and then-existing market conditions, as of September 30, 2023, the amount of additional collateral that could have been requested upon a downgrade to below investment grade was approximately $10 million. To minimize capital requirements, Idaho Power actively monitors its portfolio exposure and the potential exposure to additional requests for performance assurance collateral through sensitivity analysis.

Capital Requirements

Idaho Power's cash capital expenditures, excluding AFUDC, were $413 million during the nine months ended September 30, 2023. The table below presents Idaho Power's estimated accrual-basis additions to property, plant, and equipment for 2023 (including amounts incurred to-date) through 2027 (in millions of dollars). The amounts in the table exclude AFUDC but include net costs of removing assets from service that Idaho Power expects would be eligible to be included in rate base in future rate case proceedings. Given the uncertainty associated with the timing of infrastructure projects and associated expenditures, actual expenditures and their timing could deviate substantially from those set forth in the table. The capital expenditure table below assumes, among other projects, construction and ownership of a number of capacity resources identified in Idaho Power's RFPs and 2023 IRP in order to safely and reliably serve Idaho Power's customers. The timing and amount of actual constructed projects and capital expenditures could be affected by Idaho Power’s ability to timely obtain labor or materials at reasonable costs, supply chain disruptions and delays, regulatory determinations, inflationary pressures, macroeconomic conditions, or other issues, including those described below.

	2023	2024	2025-2027
Expected capital expenditures (excluding AFUDC)	$675-$725	$850-$950	$2,000-$2,500

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

Resource Additions to Address Projected Energy and Capacity Deficits: As noted previously, Idaho Power's existing and sustained growth in customers, load, and peak demand for electricity, along with transmission constraints, has created the need for Idaho Power to acquire significant generation, transmission, and storage resources to meet energy and capacity needs over the next several years. To help meet peak needs in 2023 through 2025, Idaho Power entered into contracts to purchase, own, and operate approximately 300 MW of battery storage assets with expected useful lives of approximately 20 years, entered into a 20-year agreement to purchase the storage capacity from a 150-MW battery storage facility, and also entered into three power purchase agreements for the combined 340 MW output of planned third-party solar facilities with 20- to 25-year terms. As described in “Regulatory Matters” of this MD&A, Idaho Power plans to sell the output of two of these solar power purchase agreements totaling 240 MW exclusively to two large industrial customers under agreements modeled after Idaho Power’s Clean Energy Your Way program. To help address the additional capacity deficits projected for 2026 through 2027, Idaho Power has issued an RFP for additional resources. The capital requirements table above includes capital expenditures of more than $400 million in the years 2023 through 2025 for resource additions to address projected energy and capacity deficits in those years, but does not currently include any amounts for possible company-owned resources from the RFP to address projected deficits in 2026 or 2027. Depending on factors such as RFP results, the timing of project in-service dates, estimated load and resource balances and customer growth, the nature and quantity of resources owned versus acquired under power purchase agreements or similar agreements, and the outcome of regulatory proceedings, actual expenditures and their timing could deviate substantially from Idaho Power's expected expenditures.

Boardman-to-Hemingway Transmission Line: The Boardman-to-Hemingway line, a planned 300-mile, high-voltage transmission project between a substation near Boardman, Oregon, and the Hemingway substation near Boise, Idaho, is expected to provide transmission service to meet future resource needs. Material procurement and construction subcontract bid events are in progress. As a result of delays in issuing Notices to Proceed from state and federal agencies, Idaho Power expects construction will begin in the first half of 2024. Given the status of ongoing activities and the construction period, Idaho Power expects the in-service date for the transmission line will be no earlier than 2026.

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

Idaho Power has spent approximately $198 million, including Idaho Power's AFUDC, on the Boardman-to-Hemingway project through September 30, 2023. Pursuant to the terms of the joint funding arrangements, Idaho Power has received $113 million in reimbursement as of September 30, 2023, from project co-participants for their share of costs (including $31 million related to BPA's share, which was transferred to Idaho Power in March 2023 as part of the agreement described above) and continues to receive reimbursement as costs are incurred. The remaining joint permitting participant is obligated to reimburse Idaho Power for its share of any future project permitting expenditures or agreed upon early construction expenditures incurred by Idaho Power under the terms of the joint funding agreement.

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

In June 2023, Idaho Power and PacifiCorp executed a construction funding agreement and filed it with the FERC. The agreement became fully effective in September 2023 upon the meeting of the conditions precedent contained in the agreement including acceptance of the agreement by the FERC, receipt of the CPCNs for Boardman-to-Hemingway from Oregon and

Idaho for Idaho Power and Idaho and Wyoming for PacifiCorp, and Idaho Power and PacifiCorp consenting to the conditions contained within their respective CPCNs.

During the second quarter of 2023, the IPUC, OPUC, and Wyoming Public Service Commission granted Idaho Power and PacifiCorp their respective CPCNs related to the construction of the Boardman-to-Hemingway project.

Total cost estimates for the project are between $1.5 billion and $1.7 billion, including Idaho Power's AFUDC. The capital requirements table above includes approximately $640 million of Idaho Power's share of estimated costs (excluding AFUDC) related to the remaining permitting phase, design, material procurement, and construction phases of the project. Actual construction costs could differ from Idaho Power's estimates based upon Idaho Power’s or its contractors ability to timely obtain labor or materials at reasonable costs, supply chain disruptions and delays, inflationary pressures, macroeconomic conditions, or other issues.

Gateway West Transmission Line: Idaho Power and PacifiCorp are pursuing the joint development of the Gateway West project, a high-voltage transmission lines project between a substation located near Douglas, Wyoming, and the Hemingway substation located near Boise, Idaho. In 2012, Idaho Power and PacifiCorp entered a joint funding agreement for permitting of the project. Idaho Power has expended approximately $58 million, including Idaho Power's AFUDC, for its share of the permitting phase of the project through September 30, 2023.

The permitting phase of the Gateway West project was subject to review and approval of the U.S. Bureau of Land Management (BLM). The BLM has published its records of decision for all segments of the transmission line. In late 2020, PacifiCorp completed construction and commissioned a 140-mile segment of its portion of the project in Wyoming. In March 2023, PacifiCorp initiated the pre-construction phase of 620 miles of 500-kV transmission line from the Populus substation near Downey, Idaho, to the Hemingway substation near Boise, Idaho. Idaho Power and PacifiCorp continue to coordinate the timing of next steps to best meet customer and system needs including potentially modifying the ownership structure of a few segments of the project.

As of the date of this report, Idaho Power estimates the total cost for its share of the project (including both permitting and construction) to be in the range of between $900 million and $1.1 billion, including Idaho Power's AFUDC. The estimated cost range includes the possibility of an increase in Idaho Power participation in the construction of certain project segments, for which Idaho Power would need to coordinate with PacifiCorp. The capital requirements table above includes approximately $370 million of Idaho Power's share of estimated costs (excluding AFUDC) for the permitting phase of the project and early construction costs, based on Idaho Power's current estimate that it may commence construction of applicable segments during that time period. Actual construction costs could differ from Idaho Power's estimates based upon the ability of Idaho Power, PacificCorp, or their respective contractors to timely obtain labor or materials at reasonable costs, supply chain disruptions and delays, inflationary pressures, macroeconomic conditions, or other issues.

Defined Benefit Pension Plan Contributions

Idaho Power has no minimum contribution requirement to its defined benefit pension plan in 2023, and during the nine months ended September 30, 2023, Idaho Power made contributions of $48 million in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions, as well as to mitigate the cost of being in an underfunded position. The primary impact of pension contributions is on the timing of cash flows, as the timing of cost recovery lags behind contributions.

Contractual Obligations

IDACORP’s and Idaho Power’s contractual cash obligations have not materially changed during the nine months ended September 30, 2023, except as disclosed in Note 5 – “Long-Term Debt” and Note 8 – “Commitments” to the condensed consolidated financial statements included in this report.

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

Idaho Power develops its regulatory filings taking into consideration short-term and long-term needs for rate relief and several other factors that can affect the structure and timing of those filings. These factors include in-service dates of major capital investments, the timing and magnitude of changes in major revenue and expense items, and customer growth rates, as well as other factors. In recognition of Idaho Power’s current and anticipated significant infrastructure investments, including those that are intended to help meet projected near-term capacity deficits, Idaho Power filed a general rate case in Idaho on June 1, 2023. As discussed below, the 2023 General Rate Case Settlement Stipulation was filed for that rate case on October 27, 2023. Idaho Power's most recent previous general rate cases in Idaho and Oregon were filed in 2011, and during 2012, large single-issue rate cases for the Langley Gulch power plant reset base rates in Idaho and Oregon. The IPUC and OPUC have also approved base rate changes in single-issue cases subsequent to 2014. Idaho Power expects to file a general rate case in Oregon in December 2023.

Between general rate cases, Idaho Power relies upon customer growth, an FCA mechanism, power cost adjustment mechanisms, tariff riders, and other mechanisms to mitigate the impact of regulatory lag, which refers to the period of time between making an investment or incurring an expense and recovering that investment or expense and earning a return. Management's regulatory focus in recent years has been largely on regulatory settlement stipulations and the design of rate mechanisms.

The outcomes of significant proceedings are described in part in this report and further in the 2022 Annual Report. In addition to the discussion below, which includes notable regulatory developments since the discussion of these matters in the 2022 Annual Report, refer to Note 3 - "Regulatory Matters" to the condensed consolidated financial statements included in this report for additional information regarding Idaho Power's Idaho general rate case filing and other regulatory matters and recent regulatory filings and orders.

Idaho General Rate Case and Filing of 2023 General Rate Case Settlement Stipulation

On June 1, 2023, Idaho Power filed a general rate case and proposed rate schedules for the Idaho jurisdiction with the IPUC. On October 27, 2023, Idaho Power, the Staff of the IPUC, and intervening parties publicly filed the 2023 General Rate Case Settlement Stipulation related to the Idaho general rate case filing. If the IPUC approves the 2023 General Rate Case Settlement Stipulation, it will authorize Idaho Power's filed general rate case, with the modifications contained in the 2023 General Rate Case Settlement Stipulation.

The 2023 General Rate Case Settlement Stipulation provides that Idaho Power would implement revised tariff schedules designed to recover $54.7 million in additional annual revenue from Idaho jurisdictional base rates effective January 1, 2024, representing a 4.25 percent overall average increase in Idaho Power's annual Idaho jurisdictional base rate revenues. The $54.7 million of additional annual revenue is net of a PCA rate decrease of $168.3 million (moving that amount from collection via the PCA and into base rates) and a reduction to annual energy efficiency rider collection of $3.5 million. The 2023 General Rate

Case Settlement Stipulation also provides for a 9.6 percent return on equity and a 7.247 percent authorized rate of return based on a non-specified cost of debt and capital structure, applied to an Idaho-jurisdictional rate base of approximately $3.8 billion. Idaho Power had requested a 10.4 percent authorized rate of return on equity and an approximate $3.9 billion Idaho retail rate base. See Note 3 – "Regulatory Matters" to the condensed consolidated financial statements included in this report for a more detailed summary of the significant provisions of the general rate case filing and proposed 2023 General Rate Case Settlement Stipulation.

The parties to the 2023 General Rate Case Settlement Stipulation agreed that certain matters would be examined in either separate, subsequent proceedings or continued in the general rate case docket. Those additional matters relate to, among other items, further review of Idaho Power plant investments by IPUC Staff to be completed by December 1, 2023, class cost-of-service methodology, and rate design related to time-of-use rates. The 2023 General Rate Case Settlement Stipulation provides that these subsequent proceedings will not impact the agreements reached in the 2023 General Rate Case Settlement Stipulation. To the extent Staff identifies potential prudence concerns, those prudence concerns would be addressed in Idaho Power's next general rate case.

The parties to the 2023 General Rate Case Settlement Stipulation have requested that the IPUC issue an order approving the agreed-upon rates effective January 1, 2024. Idaho Power is unable to predict whether the IPUC will approve the 2023 General Rate Case Settlement Stipulation or the ultimate outcome of the general rate case proceedings.

The 2023 General Rate Case Settlement Stipulation does not preclude Idaho Power from filing another general rate case in Idaho at any time in the future.

Notable Retail Rate Changes

During 2023, Idaho Power received orders authorizing the rate changes summarized in the table below.

Description	Status	Estimated Rate Impact(1)	Notes
PCA Mechanism - Idaho	New PCA rate became effective June 1, 2023	$105.1 million PCA increase for the period from June 1, 2023, to May 31, 2024	The income statement impact of revenue changes associated with the Idaho PCA mechanism is largely offset by associated increases and decreases in actual power supply costs and amortization of deferred power supply costs. The rate increase reflects higher costs associated with market energy and natural gas prices, combined with limited coal supply. The IPUC order approving the PCA increase defers collection of $95.1 million of deferred PCA costs to the subsequent annual PCA collection period.
FCA Mechanism - Idaho	New FCA rate became effective June 1, 2023	$10.1 million FCA decrease for the period from June 1, 2023, to May 31, 2024	The FCA is designed to remove a portion of Idaho Power’s financial disincentive to invest in energy efficiency programs by partially separating (or decoupling) the recovery of fixed costs from the volumetric kWh charge and instead linking it to a set amount per customer.
Annual Power Cost Update - Oregon	New APCU rate became effective June 1, 2023	$7.7 million APCU increase for the period from June 1, 2023, to May 31, 2024	The rate increase reflects continued high natural gas prices, combined with limited coal generation and increased forward market electric prices.
(1) The annual amount collected in rates is typically not recovered on a straight-line basis (i.e., 1/12th per month), and is instead recovered in proportion to retail sales volumes.

Idaho ADITC and Revenue Sharing Mechanism

A May 2018 Idaho settlement stipulation related to tax reform (May 2018 Idaho Tax Reform Settlement Stipulation) is described in Note 3 - "Regulatory Matters" to the consolidated financial statements included in the 2022 Annual Report. IDACORP and Idaho Power believe that the terms allowing additional amortization of ADITC in the settlement stipulations provide the companies with a greater degree of earnings stability than would be possible without the terms of the stipulations in effect. Based on its estimate of full-year 2023 Idaho ROE, in the three and nine months ended September 30, 2023, Idaho Power recorded zero and $7.5 million, respectively, in additional ADITC amortization under the May 2018 Idaho Tax Reform Settlement Stipulation. Accordingly, at September 30, 2023, $37.5 million of additional ADITC remains available for future use. Idaho Power recorded no additional ADITC amortization or provision against revenues for sharing of earnings with customers during 2022. If approved by the IPUC, the 2023 General Rate Case Settlement Stipulation would modify the Idaho ADITC and revenue sharing mechanism as described in Note 3 – "Regulatory Matters" to the condensed consolidated financial statements included in this report.

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

The following table summarizes the change in deferred (accrued) net power supply costs during the nine months ended September 30, 2023 (in millions).

	Idaho	Oregon	Total
Deferred net power supply costs at December 31, 2022	$128.7	$0.6	$129.3
Current period net power supply costs deferred (accrued)	47.5	(0.3)	47.2
Prior amounts collected through rates	(51.3)	(0.1)	(51.4)
SO2 allowance and renewable energy certificate net sales	(9.5)	(0.4)	(9.9)
Interest and other	4.4	—	4.4
Deferred (accrued) net power supply costs at September 30, 2023	$119.8	$(0.2)	$119.6

2023 Integrated Resource Plan

Idaho Power filed its most recent IRP with the IPUC and OPUC in September 2023. The 2023 IRP assumes a forecasted annual growth in average energy demand of 2.1 percent and a forecasted annual growth in peak-hour demand of 1.8 percent over the 20-year period. The 2023 IRP preferred resource portfolio and action plan adds 6,888 MW of resource capacity over the next 20 years to meet energy and capacity needs, including the addition of 3,325 MW of solar, 1,800 MW of wind, 1,453 MW of storage, 360 MW of additional energy efficiency, 340 MW of hydrogen, 160 MW from demand response, and 30 MW of geothermal. In addition, the preferred resource portfolio includes Idaho Power's complete exit from coal-fired generation by 2030 and the conversions of multiple jointly-owned coal-fired generation units to natural gas, adding a net total of 261 MW of generation capacity through 2043. To support these resource additions, the preferred portfolio also includes the Boardman-to-Hemingway transmission line in 2026 and three Gateway West transmission line segments phased in with in-service dates from 2028 through 2040. However, as noted in the 2023 IRP, there is considerable uncertainty surrounding the resource sufficiency estimates and project completion dates, including uncertainty around the timing and extent of third party development of renewable resources, fuel commodity prices, and the actual completion date of the transmission projects. These uncertainties, as well as others, could result in changes to the desirability of the preferred portfolio and adjustments to the timing and nature of anticipated and actual actions.

Open Access Transmission Tariff Posting

Idaho Power uses a formula rate for transmission service provided under its OATT, which provides that transmission rates will be updated annually based primarily on financial and operational data Idaho Power files with the FERC. In October 2023, Idaho Power filed its 2023 final transmission rate with the FERC, reflecting a transmission rate of $30.74 per "kW-year," to be effective for the period from October 1, 2023, to September 30, 2024. A "kW-year" is a unit of electrical capacity equivalent to 1 kilowatt of power used for 8,760 hours. Idaho Power's final rate was based on an annual net point-to-point transmission revenue requirement of $135.7 million. The OATT rate in effect from October 1, 2022, to September 30, 2023, was $31.42 per kW-year based on an annual net point-to-point transmission revenue requirement of $132.7 million.

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

Oregon Resource Procurement Filing

The State of Oregon has competitive bidding rules regarding a public utility's procurement of resources. However, as allowed by the rules in certain cases, Idaho Power is pursuing exceptions for its identified 2023, 2024, and 2025 resource needs.

In July 2023, following review by an independent evaluator appointed by the OPUC, OPUC staff, and other intervening parties, the OPUC issued an order approving issuance of Idaho Power's final RFP to procure resources for its anticipated energy and capacity needs in 2026 and 2027.

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

Wildfire Mitigation Cost Deferral

In June 2021, the IPUC authorized Idaho Power to defer for future amortization incremental O&M and depreciation expense of certain capital investments necessary to implement the company's WMP. The IPUC also authorized Idaho Power to record these deferred expenses as a regulatory asset until the company can request amortization of the deferred costs in a future IPUC proceeding, at which time the IPUC will have the opportunity to review actual costs and determine the amount of prudently incurred costs that Idaho Power can recover through retail rates. In its 2021 application with the IPUC, Idaho Power projected spending approximately $47 million in incremental wildfire mitigation-related O&M and roughly $35 million in wildfire mitigation system-hardening incremental capital expenditures over a five-year period. The IPUC authorized a deferral period of five years, or until rates go into effect after Idaho Power's next general rate case, whichever is first. As of September 30, 2023, Idaho Power’s deferral of Idaho-jurisdiction costs related to the WMP was $45.4 million.

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

In May 2023, the IPUC issued an order approving, with modifications, a special contract for electric service for Brisbie for the new data center. Idaho regulations require any utility customer with an average load exceeding 20 MW to enter into a special contract with its electric provider. Brisbie, in addition to its large load service requirements in excess of 20 MW, has a sustainability objective to support 100 percent of its operations with new renewable resources. Under the special contract, Idaho Power expects to procure enough renewable resources to support 100 percent of Brisbie's operations on an annual basis with new renewable resources. The modified special contract and related rate schedule were approved by the IPUC in October 2023.

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

Lamb Weston, Inc. Special Contract: In September 2023, the IPUC issued an order approving Idaho Power's special contract for electric service for an existing large load customer, Lamb Weston, Inc. (Lamb Weston). Idaho Power anticipates Lamb Weston's large load service requirements to exceed 20 MW in the near future.

Clean Energy Your Way Program: In August 2023, the IPUC approved Idaho Power's application to expand optional customer clean energy offerings through its new Clean Energy Your Way Program. Specifically, Idaho Power received authority to: (1) rename its existing green power program; (2) maintain and expand procurement options for the renewable energy credits; (3) establish a regulatory framework for a future voluntary subscription green power service program; (4) offer a tailored renewable option for Idaho Power's largest customers; and (5) procure the associated additional resources outside of the IPUC's current competitive procurement requirements.

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

In June 2022, as directed by the IPUC, Idaho Power filed a comprehensive study on the costs and benefits of on-site generation based on the IPUC’s study framework findings and conclusions, and in December 2022, the IPUC issued an order that acknowledged Idaho Power's study and directed Idaho Power to file a new case requesting to implement changes to the structure and design of its on-site generation program. In May 2023, Idaho Power filed a new case as directed by the IPUC, requesting the IPUC to implement changes for non-grandfathered customers starting January 1, 2024, including: (1) a change from net monthly to real-time net billing, which would better measure customers’ actual reliance on the grid; (2) a change in the excess exported energy credit from a kWh credit ranging in value of 5 to 12 cents, depending on the customer class, to a time-differentiated financial bill credit ranging from approximately 5 to 20 cents per kWh that would be updated annually; and (3) a modification to the eligibility cap for large commercial, industrial, and irrigation customers. As of the date of this report, the IPUC's determination in this matter is pending.

Renewable and Other Energy Contracts

Idaho Power has contracts for the purchase of electricity produced by third-party owned generation facilities, most of which produce energy with the use of renewable generation sources such as wind, solar, biomass, small hydropower, and geothermal. The majority of these contracts are entered into as mandatory purchases under PURPA. As of September 30, 2023, Idaho Power had contracts to purchase energy from 129 online PURPA projects. An additional five contracts are with online non-PURPA projects, including the Elkhorn Valley wind project with a 101-MW nameplate capacity, the Jackpot Solar project with a 120-MW nameplate capacity, and the Black Mesa solar project with a 40-MW nameplate capacity.

The following table sets forth, as of September 30, 2023, the resource type and nameplate capacity of Idaho Power's signed agreements for power purchases from PURPA and non-PURPA generating facilities. These agreements have original contract terms ranging from one to 35 years.

Resource Type	Online (MW)	Under Contract but not yet Online (MW)	Total Projects under Contract (MW)
PURPA:
Wind	625	—	625
Solar	316	74	390
Hydropower	150	1	151
Other	43	—	43
Total	1,134	75	1,209
Non-PURPA:
Wind	101	—	101
Geothermal	35	—	35
Solar	160	300	460
Total	296	300	596

The PURPA-qualifying facility projects not yet online include one hydropower project that is scheduled to be online in 2023, and one PURPA-qualifying facility solar project expected to be online in 2024. The table above also includes two PURPA-qualifying facility solar projects not yet online, totaling 71 MW, for which Idaho Power expects to terminate the existing agreements by January 31, 2024, due to non-performance by the contractual counterparties. Two non-PURPA solar projects, for 100 MW and 200 MW, are scheduled to be online in 2024 and 2025, respectively. In August 2023, the IPUC issued an order approving Idaho Power's agreement with the 100 MW solar project and granting Idaho Power a certificate of public convenience and necessity to acquire a total of 72 MW of new dispatchable energy storage to meet identified capacity deficiencies in 2024.

In April 2023, Idaho Power entered into an agreement, pending regulatory approval, with a 150-MW battery storage facility, scheduled to be online in June 2025. Under the agreement, the facility would provide 150 MW of capacity on Idaho Power’s system for a period of 20 years, and Idaho Power would have the exclusive right to dispatch and use the charging and discharging energy in exchange for a monthly payment. In May 2023, Idaho Power filed an application with the IPUC requesting an order approving the agreement and acknowledging the lease accounting necessary to facilitate the transaction, and that the resulting expenses are prudently incurred for ratemaking purposes. As part of that same application, Idaho Power requested that the IPUC issue an order granting Idaho Power a CPCN to acquire a total of 101 MW of new dispatchable energy storage to meet identified capacity deficiencies in both 2024 and 2025. As of the date of this report, the IPUC's decision in these matters is pending.

Relicensing of Hydropower Projects

HCC Relicensing: In connection with Idaho Power's major efforts to relicense the HCC, Idaho Power's largest hydropower complex, as described in more detail in the 2022 Annual Report in Part II, Item 7 - "Regulatory Matters," Idaho Power submitted to the FERC in July 2020 its supplement to the final license application. The supplement incorporated the settlement agreement reached between Idaho and Oregon on the CWA Section 401 certifications, which precipitated the states issuing final CWA Section 401 certifications in May 2019. The states of Idaho and Oregon also submitted the CWA Section 401 certifications to the FERC as part of the relicensing process. The supplement included feedback on proposed modifications of the 2007 final EIS for the HCC, as well as an updated cost analysis of the HCC and a request that the FERC issue a 50-year license and initiate a supplemental National Environmental Policy Act (NEPA) process at the FERC. Idaho Power prepared draft biological assessments in consultation with the USFWS and the NMFS and filed those with the FERC in October 2020. The draft biological assessments provide information to the USFWS and the NMFS that is necessary to issue their biological opinion as required under the ESA. Since December 2020, Idaho Power has responded to sixteen additional information requests issued by the FERC staff to aid in the FERC's analysis.

In June 2022, the FERC issued a Notice of Intent to prepare a supplemental EIS in accordance with NEPA. The FERC indicated that the supplemental EIS would address the new and revised measures proposed by the CWA 401 certification settlement, the conditions contained in the Oregon and Idaho water quality certifications, and the information provided in the draft biological assessments. The FERC also reinitiated informal consultation with the USFWS and the NMFS under section 7 of the ESA. In October 2023, the FERC issued a notice revising the schedule for completing the supplemental EIS. Under the revised schedule, the draft supplemental EIS is targeted to be published in February 2024 and the final supplemental EIS in November 2024.

Idaho Power estimates that the annual costs it will incur to obtain a new long-term license for the HCC, including AFUDC, are likely to range from $30 million to $40 million until issuance of the license. Subsequent to the issuance of a new license, Idaho Power expects to incur increased annual operating and maintenance costs to comply with the requirements of any new license and would seek to recover those increased costs through regulatory proceedings. Although Idaho Power is unable to predict the exact timing that the FERC will issue a new license or the ultimate capital investment and ongoing operating and maintenance costs Idaho Power will incur in complying with any new license, as of the date of this report, Idaho Power believes issuance of a new HCC license by the FERC will be in 2025 or thereafter.

Relicensing costs for Idaho Power's hydropower projects are recorded as construction work in progress until new multi-year licenses are issued by the FERC, at which time the charges are transferred to electric plant in service. Idaho Power expects to seek recovery of relicensing costs and costs related to a new long-term license through the regulatory process. Relicensing costs of $450 million (including AFUDC) for the HCC were included in construction work in progress at September 30, 2023. As of the date of this report, the IPUC authorizes Idaho Power to include in its Idaho jurisdiction rates $8.8 million of AFUDC annually relating to the HCC relicensing project. Collecting these amounts currently will reduce future collections when HCC relicensing costs are approved for recovery in base rates. As of September 30, 2023, Idaho Power's regulatory liability for collection of AFUDC relating to the HCC was approximately $224 million.

American Falls Relicensing: In April 2020, the FERC formally initiated the relicensing of the American Falls hydropower facility, which is Idaho Power's largest hydropower facility outside of the HCC, with a generating capacity of 92.3 MW. Idaho Power owns the generation facility but not the structural dam itself, which is owned by the U.S. Bureau of Reclamation. The FERC recognized Idaho Power’s pre-application document, including a proposed process plan and schedule, and recognized Idaho Power’s intent to file an application for a license. In February 2023, following the public comment period on its draft license application, Idaho Power filed a final license application with the FERC. In July 2023, FERC issued a notice that Idaho Power’s final license application was accepted for filing and solicited motions to intervene and protest. In September 2023, FERC issued a request for comments to determine the resource issues that should be addressed in the environmental analysis and identify reasonable alternatives to the proposed action that FERC should evaluate under the NEPA framework. The relicensing has begun the process of informal ESA Section 7 consultation with the USFWS and Section 106 of the National Historic Preservation Act consultation with the Idaho State Historic Preservation Office.

In September 2023, Idaho Power filed an application for CWA Section 401 water quality certification with the IDEQ. The IDEQ acknowledged receipt of the Section 401 water quality certification application and informed Idaho Power that it anticipates preparing a draft certification and will seek public comment once the draft is complete. American Falls' current license expires in 2025, and as of the date of this report, Idaho Power expects the FERC to issue a new license for this facility concurrent with or prior to the existing license expiration.

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

Endangered Species Act Matters

Changes to the Endangered Species Act: The listing of a species, or changes to the critical habitat designations, of fish, wildlife, or plants as threatened or endangered under the ESA, and the associated mitigation policies, may have an adverse impact on Idaho Power's ability to construct power supply, transmission, or distribution facilities or relicense or operate its hydropower facilities. In May 2023, the USFWS published a revised Mitigation Policy and a revised ESA Compensatory Mitigation Policy (Revised Policies) which together establish fundamental mitigation principles and compensatory mitigation standards and application guidance through implementation of the ESA. The Revised Policies scale back the mitigation goal from the previous policies by including a nexus and proportionality principle to reinforce that government-required mitigation measures must have a clear connection with the anticipated effects of the proposed land use. As of the date of this report, Idaho Power is uncertain to what extent the Revised Policies may impact its obligations in permitting infrastructure, including relicensing its hydropower facilities, and transmission lines.

Clean Air Act Matters

Good Neighbor Plan: In June 2023, the EPA published the final rule under the CAA called the Federal "Good Neighbor Plan" for the 2015 Ozone National Ambient Air Quality Standards (Good Neighbor Plan), which took effect on August 4, 2023. The Good Neighbor Plan establishes NOx emissions budgets requiring fossil fuel-fired power plants to participate in an allowance-based ozone season trading program. The EPA's final rule temporarily excludes power plants located in Wyoming, while the EPA reevaluates the proposed disapproval of the Wyoming state implementation plan (SIP). In August 2023, the EPA published a proposed approval of the Wyoming SIP, finding that the EPA’s updated modeling demonstrated that Wyoming’s determination that no additional controls are required to address interstate transport for the 2015 zone National Ambient Air Quality Standards was reasonable. In September 2023, Idaho Power submitted comments in support of EPA’s proposed approval of the Wyoming SIP. Refer to Part II, Item 7 - "MD&A - Environmental Issues" in the 2022 Annual Report for more information on SIPs.

In July 2023, the Ninth Circuit Court of Appeals issued a stay halting application of the Good Neighbor Plan in Nevada pending a hearing on the merits of an appeal challenging the EPA's disapproval of Nevada's SIP. In light of the court's ruling, in September 2023, the EPA issued an interim final rule indefinitely suspending the implementation of the Good Neighbor Plan in Nevada. As of the date of this report, Idaho Power continues to evaluate the specific impacts the Good Neighbor Plan could have on its operations at the Valmy and Jim Bridger plants. If the Good Neighbor Plan is implemented in Nevada and Wyoming, Idaho Power anticipates that, under certain conditions, it could reduce the ability to use the full available output, or require the purchase of allowances in order to utilize the full available output, at the Valmy and Jim Bridger plants.

Regulation of Greenhouse Gas Emissions: In May 2023, the EPA released a proposed rule under Section 111 of the CAA to regulate greenhouse gas emissions from fossil fuel-fired power plants. The proposed rule would impose significant greenhouse gas (GHG) emissions reductions on new and existing natural gas-fired generating units and coal plants expected to be operational in 2040 and beyond. The proposed rule would require states to submit plans to the EPA to implement standards for existing sources within 24 months of the effective date of the emission guidelines. In August 2023, Idaho Power submitted comments to the EPA requesting it to maintain certain jurisdictional limits published in the rule and create flexibility for state plans to account for system reliability. As of the date of this report, Idaho Power continues to evaluate the specific impacts the proposed rule could have on its operations at its three natural gas facilities, as well as the Valmy and Jim Bridger plants. If the proposed rule is implemented, Idaho Power anticipates that the GHG emissions reductions may under certain circumstances only be achievable by reducing unit runtimes.

Clean Water Act Matters

Definition of “Waters of the United States” Under the CWA: The definition of "waters of the United States" is fundamental to the application of the CWA because only those bodies of water designated as WOTUS are protected from unlawful discharge of pollutants under the CWA. In May 2023, the U.S. Supreme Court issued a decision defining WOTUS under the CWA and providing nationwide clarity of the federal government’s jurisdiction over WOTUS. The decision restricts the federal government's ability to regulate wetlands that do not have a continuous surface connection with a navigable water. While not addressed in the opinion, ephemeral streams and other water bodies that are not relatively permanent would also not be jurisdictional under the May 2023 decision. The new definition of WOTUS from the Supreme Court should not alter how the CWA applies to most of Idaho Power's facilities, including its hydropower plants. As a result, Idaho Power does not expect the new definition to materially impact Idaho Power's operations or financial condition.

CWA Permitting: Idaho Power's hydropower generation facilities are subject to compliance and permitting obligations under the CWA. Idaho Power has been engaged for several years with the EPA, and is now engaged with the IDEQ, regarding Idaho Power's CWA permitting obligations and compliance status for those facilities. Idaho Power has in the past, and expects in the future, to incur costs associated with those permitting and compliance obligations, but as of the date of this report, Idaho Power is unable to estimate with any reasonable certainty those costs. Idaho Power also expects to incur additional costs associated with the relicensing of its hydropower facilities, as discussed elsewhere in this report.

In June 2022, Idaho Power and the IDEQ entered into a consent judgment in the district courts for the third, fourth, fifth, and sixth judicial districts of the State of Idaho to resolve a National Pollutant Discharge Elimination System permitting issue related to 15 of Idaho Power’s hydropower projects that required Idaho Power to pay a $1.1 million fine, implement interim measures for compliance, and ultimately submit applications for new permits at each of the dams subject to the consent judgment. Due to a misinterpretation of law, the EPA cancelled water discharge permits in the mid-1990’s, and Idaho Power recently determined that those permits are applicable for operation of the dams. However, Idaho Power believes that the dams would have been in compliance with the earlier permits had they remained in place. As of the date of this report, Idaho Power has submitted new permit applications for ten of the dams and anticipates completing all submissions by June 2024.

Invasive Species Management

Quagga mussels are an invasive species which have not been present in the Snake River system historically. Quagga mussel infestations can foul up irrigation, hydropower, and water delivery facilities and increase the costs to maintain such facilities. In September 2023, a larval form of quagga mussels and one adult quagga mussel were detected in the mid-Snake River near Twin Falls in Idaho Power's service area by the Idaho State Department of Agriculture (ISDA). As a result, in October 2023, ISDA treated approximately six miles of the Snake River, which includes Idaho Power's Twin Falls and Shoshone Falls hydropower facilities, using a copper-based, EPA-approved treatment called Natrix to eradicate quagga mussels.

If the treatment is unsuccessful, and a quagga mussel infestation occurs, it may result in increased other O&M costs for mitigation efforts and other adverse impacts for Idaho Power's operation of its hydropower facilities in any infested areas. As of the date of this report, Idaho Power cannot predict the extent to which the Natrix treatment will be successful in eradicating quagga mussels from the Snake River, the extent of the treatment’s impact to the river and its inhabitants, or the potential increase in other O&M expenses related to quagga mussel mitigation efforts.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IDACORP is exposed to market risks, including changes in interest rates, changes in commodity prices, credit risk, and equity price risk. The following discussion summarizes material changes in these risks since December 31, 2022, and the financial instruments, derivative instruments, and derivative commodity instruments sensitive to changes in interest rates, commodity prices, and equity prices that were held at September 30, 2023. IDACORP has not entered into any of these market-risk-sensitive instruments for trading purposes.

Interest Rate Risk

IDACORP manages interest expense and short- and long-term liquidity through a combination of fixed rate and variable rate debt. Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly-rated financial institutions may be used to achieve the desired combination.

Variable Rate Debt: As of September 30, 2023, IDACORP had no net variable rate debt, as the carrying value of short-term investments exceeded the carrying value of outstanding variable rate debt.

Fixed Rate Debt: As of September 30, 2023, IDACORP had $2.8 billion in fixed rate debt, with a fair value of approximately $2.4 billion. These instruments are fixed rate and, therefore, do not expose the companies to a loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $297 million if market interest rates were to decline by one percentage point from their September 30, 2023, levels.

Commodity Price Risk

IDACORP's exposure to changes in commodity prices is related to Idaho Power's ongoing utility operations that produce electricity to meet the demand of its retail electric customers. These changes in commodity prices are mitigated in large part by Idaho Power's Idaho and Oregon power cost adjustment mechanisms. To supplement its supply resources and balance its supply of power with the demand of its retail customers, Idaho Power participates in the wholesale marketplace. IDACORP's commodity price risk as of September 30, 2023, had not changed materially from that reported in Item 7A of the 2022 Annual Report. Information regarding Idaho Power’s use of derivative instruments to manage commodity price risk can be found in Note 11 - "Derivative Financial Instruments" to the condensed consolidated financial statements included in this report.

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

The use of performance assurance collateral in the form of cash, letters of credit, or guarantees is common industry practice. Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties. As of September 30, 2023, Idaho Power posted $29 million of performance assurance collateral related to these contracts. Should Idaho Power experience a reduction in its credit rating on Idaho Power's unsecured debt to below investment grade, Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral. Counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions. Based upon Idaho Power's energy and fuel portfolio and then-existing market conditions, as of September 30, 2023, the amount of additional collateral that could have been requested upon a downgrade to below investment grade was approximately $10 million. To minimize capital requirements, Idaho Power actively monitors the portfolio exposure and the potential exposure to additional requests for performance assurance collateral calls through sensitivity analysis.

IDACORP's credit risk related to uncollectible accounts, net of amounts reserved, as of September 30, 2023, had not changed materially from that reported in Item 7A of the 2022 Annual Report, except as disclosed in Note 4 - "Revenues" to the condensed consolidated financial statements included in this report. Additional information regarding Idaho Power’s management of credit risk and credit contingent features can be found in Note 11 - "Derivative Financial Instruments" to the condensed consolidated financial statements included in this report.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

IDACORP: The Chief Executive Officer and the Chief Financial Officer of IDACORP, based on their evaluation of IDACORP’s disclosure controls and procedures (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (Exchange Act)) as of September 30, 2023, have concluded that IDACORP’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective as of that date.

Idaho Power: The Chief Executive Officer and the Chief Financial Officer of Idaho Power, based on their evaluation of Idaho Power’s disclosure controls and procedures (pursuant to Rule 13a-15(b) of the Exchange Act) as of September 30, 2023, have concluded that Idaho Power’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective as of that date.

Changes in Internal Control over Financial Reporting

There have been no changes in IDACORP's or Idaho Power's internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, IDACORP's or Idaho Power's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

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

ITEM 1A. RISK FACTORS

The factors discussed in Part I - Item 1A - "Risk Factors" in the 2022 Annual Report, could materially affect IDACORP’s and Idaho Power's business, financial condition, or future results. In addition to those risk factors and other risks discussed in this report, see "Cautionary Note Regarding Forward-Looking Statements" in this report for additional factors that could have a significant impact on IDACORP's or Idaho Power's operations, results of operations, or financial condition and could cause actual results to differ materially from those anticipated in forward-looking statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND
ISSUER PURCHASES OF EQUITY SECURITIES

Restrictions on Dividends

See Note 6 - "Common Stock" to the condensed consolidated financial statements included in this report for a description of restrictions on IDACORP's and Idaho Power's payment of dividends.

Issuer Purchases of Equity Securities

IDACORP did not repurchase any shares of its common stock during the quarter ended September 30, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 of this report, which is incorporated herein by reference.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2023, none of IDACORP's or Idaho Power's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K). During the three months ended September 30, 2023, neither IDACORP nor Idaho Power adopted or terminated a Rule 10b5-1 trading arrangement (as such term is defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

The following exhibits are filed or furnished, as applicable, with the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023:

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

IDACORP, INC.
(Registrant)

Date:	November 2, 2023	By:	/s/ Lisa A. Grow
Lisa A. Grow
President and Chief Executive Officer

Date:	November 2, 2023	By:	/s/ Brian R. Buckham
Brian R. Buckham
Senior Vice President and Chief Financial Officer

IDAHO POWER COMPANY
(Registrant)

Date:	November 2, 2023	By:	/s/ Lisa A. Grow
Lisa A. Grow
President and Chief Executive Officer

Date:	November 2, 2023	By:	/s/ Brian R. Buckham
Brian R. Buckham
Senior Vice President and Chief Financial Officer