Form 10-K
period 2023-12-31
IDACORP INC; IDAHO POWER CO
filed 2024-02-15
CIK 1057877, 49648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

	For the fiscal year ended	December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________________________________

Commission File Number	Exact name of registrants as specified in their charters, address of principal executive offices, zip code and telephone number			I.R.S. Employer Identification No.
1-14465	IDACORP, Inc.			82-0505802
1-3198	Idaho Power Company			82-0130980
1221 W. Idaho Street
	Boise,	ID	83702-5627
	(208)	388-2200

State of incorporation: Idaho

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, without par value	IDA	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:

Idaho Power Company:	Preferred Stock
Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.

IDACORP, Inc.	Yes	☒	No	☐	Idaho Power Company	Yes	☐	No	☒
Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

IDACORP, Inc.	Yes	☐	No	☒	Idaho Power Company	Yes	☐	No	☒
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
Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers, smaller reporting companies, or emerging growth companies. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Securities Exchange Act of 1934.

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
IDACORP, Inc.:	☒	☐	☐	☐	☐
Idaho Power Company:	☐	☐	☒	☐	☐
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

IDACORP, Inc.	☐	Idaho Power Company	☐
Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act).

IDACORP, Inc.	Yes	☐	No	☒	Idaho Power Company	Yes	☐	No	☒
Aggregate market value of voting and non-voting common stock held by non-affiliates (as of June 30, 2023):

IDACORP, Inc.:	$5,170,636,474	Idaho Power Company:	None
Number of shares of common stock outstanding as of February 9, 2024:

IDACORP, Inc.:	50,628,079	Idaho Power Company:	39,150,812	, all held by IDACORP, Inc.

Documents Incorporated by Reference:

Part III, Items 10 - 14	Portions of IDACORP, Inc.’s definitive proxy statement to be filed pursuant to Regulation 14A for the 2024 annual meeting of shareholders.

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

		Page

Commonly Used Terms		4
Cautionary Note Regarding Forward-Looking Statements		5

Part I

Item 1	Business	7
	Information about our Executive Officers	20
Item 1A	Risk Factors	21
Item 1B	Unresolved Staff Comments	36
Item 1C	Cybersecurity	36
Item 2	Properties	36
Item 3	Legal Proceedings	38
Item 4	Mine Safety Disclosures	38

Part II

Item 5	Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	39
Item 6	Reserved
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	40
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	72
Item 8	Financial Statements	74
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	132
Item 9A	Controls and Procedures	132
Item 9B	Other Information	136
Item 9C	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	136

Part III

Item 10	Directors, Executive Officers and Corporate Governance*	136
Item 11	Executive Compensation*	136
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*	136
Item 13	Certain Relationships and Related Transactions, and Director Independence*	137
Item 14	Principal Accountant Fees and Services*	137

Part IV

Item 15	Exhibits and Financial Statement Schedules	138
Item 16	Form 10-K Summary	146

Signatures		147

* Except as indicated in Items 10, 12, and 14, IDACORP, Inc. information is incorporated by reference to IDACORP, Inc.'s definitive proxy statement for the 2024 annual meeting of shareholders.

COMMONLY USED TERMS

The following select abbreviations, terms, or acronyms are commonly used or found in multiple locations in this report:

2023 IRP	-	2023 Integrated Resource Plan	MATS	-	Mercury and Air Toxics Standards
ADITC	-	Accumulated Deferred Investment Tax Credits	MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations
AFUDC	-	Allowance for Funds Used During Construction	MMBtu	-	Million British Thermal Units
AOCI	-	Accumulated Other Comprehensive Income	Moody's	-	Moody’s Investors Service
BCC	-	Bridger Coal Company, a jointly-owned investment of IERCo	MW	-	Megawatt
BLM	-	U.S. Bureau of Land Management	MWh	-	Megawatt-hour
BPA	-	Bonneville Power Administration	NAAQS	-	National Ambient Air Quality Standards
CAA	-	Clean Air Act	NAV	-	Net Asset Value
CO2	-	Carbon Dioxide	NEPA	-	National Environmental Policy Act
CWA	-	Clean Water Act	NMFS	-	National Marine Fisheries Service
EIS	-	Environmental Impact Statement	NOAA Fisheries	-	National Oceanic and Atmospheric Administration's National Marine Fisheries Service
EPA	-	U.S. Environmental Protection Agency	NOx	-	Nitrogen Oxide
ESA	-	Endangered Species Act	O&M	-	Operations and Maintenance
ESG	-	Environmental, Social, and Governance	OATT	-	Open Access Transmission Tariff
Exchange Act	-	U.S. Securities Exchange Act of 1934, as amended	OPUC	-	Public Utility Commission of Oregon
FCA	-	Idaho Fixed Cost Adjustment	PCA	-	Idaho-jurisdiction Power Cost Adjustment
FERC	-	Federal Energy Regulatory Commission	PSPS	-	Public safety power shutoff
FPA	-	Federal Power Act	PURPA	-	Public Utility Regulatory Policies Act of 1978
GAAP	-	Generally Accepted Accounting Principles	REC	-	Renewable Energy Credit
GHG	-	Greenhouse Gas	RFP	-	Request for proposals
HCC	-	Hells Canyon Complex, composed of the Brownlee, Oxbow, and Hells Canyon facilities	RPS	-	Renewable Portfolio Standard
IDACORP	-	IDACORP, Inc., an Idaho Corporation	SEC	-	U.S. Securities and Exchange Commission
Idaho Power	-	Idaho Power Company, an Idaho Corporation	SIP	-	State Implementation Plan
Idaho ROE	-	Idaho-jurisdiction return on year-end equity	SMSP	-	Security Plans for Senior Management Employees I and II
Ida-West	-	Ida-West Energy Company, a subsidiary of IDACORP, Inc.	SOFR	-	Secured Overnight Financing Rate administered by the Federal Reserve Bank of New York
IDEQ	-	Idaho Department of Environmental Quality	SO2	-	Sulfur Dioxide
IERCo	-	Idaho Energy Resources Co., a subsidiary of Idaho Power Company	USACE	-	U.S. Army Corps of Engineers
IFS	-	IDACORP Financial Services, Inc., a subsidiary of IDACORP, Inc.	USFWS	-	U.S. Fish and Wildlife Service
IPUC	-	Idaho Public Utilities Commission	Western EIM	-	Energy imbalance market implemented in the western United States
IRP	-	Integrated Resource Plan	WDEQ	-	Wyoming Department of Environmental Quality
Jim Bridger plant	-	Jim Bridger power plant	WMP	-	Wildfire Mitigation Plan
kWh	-	Kilowatt-hour	WOTUS	-	Waters of the United States
LTICP	-	IDACORP 2000 Long-Term Incentive and Compensation Plan	WPSC	-	Wyoming Public Service Commission

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to the historical information contained in this report, this report contains (and oral communications made by IDACORP and Idaho Power may contain) statements that relate to future events and expectations, such as statements regarding projected or future financial performance, cash flows, capital expenditures, regulatory filings, dividends, capital structure or ratios, load forecasts, strategic goals, challenges, objectives, and plans for future operations. Such statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, or future events or performance, often, but not always, through the use of words or phrases such as "anticipates," "believes," "could," "estimates," "expects," "intends," "potential," "plans," "predicts," "preliminary," "projects," "targets," "may," "may result," "may continue," or similar expressions, are not statements of historical facts and may be forward-looking. Forward-looking statements are not guarantees of future performance, involve estimates, assumptions, risks, and uncertainties, and may differ materially from actual results, performance, or outcomes. In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in forward-looking statements include those factors set forth in Part I, Item 1A - "Risk Factors" and Part II, Item 7 - MD&A of this report, subsequent reports filed by IDACORP and Idaho Power with the SEC, and the following important factors:
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
•expenses and risks associated with supplier and contractor delays and failure to satisfy project quality and performance standards on utility infrastructure projects, and the potential impacts of those delays and failures on Idaho Power's ability to serve customers;
•power demand exceeding supply, and the rapid addition of new industrial and commercial customer load and the volatility of such new load demand, resulting in increased costs for purchasing energy and capacity in the market, if available, or acquiring or constructing additional generation and transmission resources and battery storage facilities;
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
•changes in, failure to comply with, and costs of compliance with laws, regulations, policies, orders, and licenses including those relating to reliability and security, the environment, climate change, natural resources, and threatened and endangered species, and associated mitigation requirements, which may result in penalties and fines, increase compliance and operational costs, and impact recovery associated with increased costs through rates;
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
•variable hydrological conditions and over-appropriation of surface and groundwater in the Snake River Basin, which may impact the amount of power generated by Idaho Power's hydropower facilities and power supply costs;

•ability to acquire fuel, power, equipment, and transmission capacity on reasonable terms and prices, particularly in the event of unanticipated or abnormally high resource demands, price volatility, lack of physical availability, transportation constraints, outages due to maintenance or repairs to generation or transmission facilities, disruptions in the supply chain, or reduced credit quality or lack of counterparty and supplier credit;
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
•acts or threats of terrorism, acts of war, social unrest, cyber or physical security attacks, and other malicious acts of individuals or groups seeking to disrupt Idaho Power's operations or the electric power grid or compromise data, or the disruption or damage to the companies’ business, operations, or reputation resulting from such events;
•increased purchased power costs and operational and reliability challenges associated with purchasing and integrating intermittent renewable energy sources into Idaho Power's resource portfolio;
•Idaho Power’s concentration in one industry and one region, and the resulting exposure to regional economic conditions and regional legislation and regulation;
•unaligned goals and positions with co-owners of Idaho Power’s generation and transmission assets;
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
•ability to obtain debt and equity financing or refinance existing debt when necessary and on satisfactory terms, which can be affected by factors such as credit ratings, reputational harm, volatility or disruptions in the financial markets, interest rate fluctuations, decisions by the Idaho, Oregon, or Wyoming public utility commissions, and the companies' past or projected financial performance;
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
•remediation costs associated with planned cessation of coal-fired operations at Idaho Power’s co-owned coal plants and conversion of the plants to natural gas;
•ability to continue to pay dividends and achieve target dividend payout ratios based on financial performance and capital requirements, and in light of credit rating considerations, contractual covenants and restrictions, and regulatory limitations;
•adoption of or changes in accounting policies and principles, changes in accounting estimates, and new SEC or New York Stock Exchange requirements or new interpretations of existing requirements; and
•changing market dynamics due to the emergence of day ahead or other energy and transmission markets in the West.
Any forward-looking statement speaks only as of the date on which such statement is made. New factors emerge from time to time and it is not possible for the companies to predict all such factors, nor can they assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. IDACORP and Idaho Power disclaim any obligation to update publicly any forward-looking information, whether in response to new information, future events, or otherwise, except as required by applicable law.

PART I
ITEM 1. BUSINESS

OVERVIEW

Background

IDACORP is a holding company incorporated in 1998 under the laws of the state of Idaho. Its principal operating subsidiary is Idaho Power. IDACORP is subject to the provisions of the Public Utility Holding Company Act of 2005, which provides the FERC and state utility regulatory commissions with access to books and records and imposes record retention and reporting requirements on IDACORP.

Idaho Power was incorporated under the laws of the state of Idaho in 1989 as the successor to a Maine corporation that was organized in 1915 and began operations in 1916. Idaho Power is an electric utility engaged in the generation, transmission, distribution, sale, and purchase of electric energy and capacity and is regulated by the state regulatory commissions of Idaho and Oregon and by the FERC. Idaho Power is the parent of IERCo, a joint-owner of BCC, which mines and supplies coal to the Jim Bridger plant owned in part by Idaho Power. Idaho Power's utility operations constitute nearly all of IDACORP's current business operations.

IDACORP’s other notable subsidiaries include IFS, an investor in affordable housing and other real estate tax credit investments, and Ida-West, an operator of small hydropower generation projects that satisfy the requirements of the PURPA.

IDACORP’s and Idaho Power’s principal executive offices are located at 1221 W. Idaho Street, Boise, Idaho 83702, and the telephone number is (208) 388-2200.

Available Information

IDACORP and Idaho Power make available free of charge on their websites their Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC. IDACORP's website is www.idacorpinc.com and Idaho Power's website is www.idahopower.com. The contents of these websites are not part of this report.

UTILITY OPERATIONS

Background

Idaho Power provided electric utility service to approximately 633,000 retail customers in southern Idaho and eastern Oregon as of December 31, 2023. Approximately 532,000 of these customers are residential. Idaho Power’s principal commercial and industrial customers are involved in food processing, electronics and general manufacturing, agriculture, health care, government, and education. Idaho Power also provides irrigation customers with electric utility service to operate irrigation pumps during the agricultural growing season. Idaho Power holds franchises, typically in the form of right-of-way arrangements, in 72 cities in Idaho and 7 cities in Oregon and holds certificates from the respective public utility regulatory authorities to serve all or a portion of 25 counties in Idaho and 3 counties in Oregon. Idaho Power's service area is shaded in the illustration on the following page and covers approximately 24,000 square miles with an estimated population of 1.4 million.

WASHINGTON
MONTANA
Salmon
Baker
City
McCall
IDAHO
Ontario
Boise
Hailey
OREGON
Pocatello
Twin
Falls
NEVADA
UTAH

Idaho Power is under the jurisdiction (as to rates, service, accounting, and other general matters of utility operation) of the IPUC, the OPUC, and the FERC. The IPUC and OPUC determine the rates that Idaho Power is authorized to charge to its retail customers. Idaho Power is also under the regulatory jurisdiction of the IPUC, the OPUC, and the WPSC as to the issuance of debt and equity securities. As a public utility under the FPA, Idaho Power has authority to charge market-based rates for wholesale energy sales under its FERC tariff and to provide transmission services under its OATT. Additionally, the FERC has jurisdiction over Idaho Power's sales of transmission capacity and wholesale electricity, hydropower project relicensing, and system reliability and security, among other items.

Regulatory Accounting

Idaho Power meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation, with the impacts of rate regulation reflected in its financial statements. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures. These principles sometimes result in Idaho Power recording expenses and revenues in a different period than when an unregulated enterprise would record such expenses and revenues. In these instances, the amounts are deferred or accrued as regulatory assets or regulatory liabilities on the balance sheet and recorded on the income statement when recovered or returned in rates or when otherwise directed to begin amortization by a regulator. Additionally, regulators can impose regulatory liabilities upon a regulated company for amounts previously collected from customers that are expected to be refunded. Idaho Power records regulatory assets or liabilities if it expects the amounts will be reflected in future customer rates, based on regulatory orders or other available evidence.

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

Business Strategy

IDACORP is committed to its focus on competitive total returns and generating long-term value for shareholders. IDACORP’s business strategy emphasizes Idaho Power as its core business, as Idaho Power's regulated utility operations are the primary driver of IDACORP's operating results. IDACORP’s strategy is focused on four areas: keeping employees safe and engaged, growing financial strength, improving Idaho Power's core business, and enhancing Idaho Power’s brand. IDACORP's board of directors has reviewed and affirmed IDACORP’s long-term strategy. In executing on these four strategic cornerstones, IDACORP seeks to balance the interests of shareowners, Idaho Power customers, employees, and other stakeholders. Idaho Power is committed to working for strong, sustainable financial results by continuing to safely provide reliable, affordable, clean energy to its customers from diversified generation resources.

Rates and Revenues

Idaho Power generates revenue primarily through the sale of electricity to retail and wholesale customers and the provision of transmission service. The prices that the IPUC, the OPUC, and the FERC authorize Idaho Power to charge for electric power and services are critical factors in determining IDACORP's and Idaho Power's results of operations and financial condition. In addition to the discussion below, more information on Idaho Power's regulatory framework and rate regulation can be found in the “Regulatory Matters” section of Part II, Item 7 – MD&A and Note 3 – “Regulatory Matters” to the consolidated financial statements included in this report.

Retail Rates: Idaho Power's rates for retail electric services are generally determined on a “cost of service” basis. Rates are designed to provide an opportunity for Idaho Power to earn a reasonable return on investment as authorized by regulators, after recovery of allowable operating expenses, including depreciation on capital investments. Idaho Power regularly evaluates the need to request changes in its retail electricity price structure through the use of general rate cases, power cost adjustment mechanisms in Idaho and Oregon, an FCA mechanism in Idaho, balancing accounts, and also uses tariff riders, and subject-specific filings to recover its costs of providing service and to earn a return on investment. Retail prices are generally determined through formal ratemaking proceedings that are conducted under established procedures and schedules before the issuance of a final order. Participants in these proceedings include Idaho Power, the staffs of the IPUC or OPUC, and other interested parties. The IPUC and OPUC are charged with ensuring that the prices and terms of service are fair, are non-discriminatory, and provide Idaho Power an opportunity to recover its prudently incurred or allowable costs and expenditures and earn a reasonable return on investment. The ability to request rate changes does not, however, ensure that Idaho Power will recover all of its costs or earn a specified rate of return, or that its costs will be recovered in advance of or at the same time when the costs are incurred.

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

Retail Energy Sales: Weather, seasonal customer demand, energy efficiency, customer generation, customer growth, and economic conditions all impact the amount of electricity that Idaho Power sells as well as the costs it incurs to provide that electricity. Idaho Power's utility revenues are not earned, and associated expenses are not incurred, evenly during the year. Idaho Power’s retail energy sales typically peak during the summer irrigation and cooling season, with a lower peak during the winter heating season. Extreme temperatures increase sales to customers who use electricity for cooling and heating, and mild temperatures decrease sales. Availability of water and variations in temperatures and precipitation during the agricultural growing season impact electricity sales to customers who use electricity to operate irrigation pumps. Alternative methods of generation, including customer-owned solar and other forms of distributed generation, have the potential to decrease Idaho Power sales to customers. Also, development of new technologies and services to help energy consumers manage energy in new ways could continue to alter demand for Idaho Power's electric energy. Approximately 95 percent of Idaho Power’s retail revenue originates from customers located in Idaho, with the remainder originating from customers located in Oregon. Idaho Power’s operations, including information on energy sales, are discussed further in Part II, Item 7 - MD&A - "Results of Operations - Utility Operations.”

The table that follows presents Idaho Power’s revenues and sales volumes for the last three years, classified by customer type.

	Year Ended December 31,
	2023	2022	2021
Retail revenues (thousands of dollars):
Residential (includes $37,233, $22,595, and $34,835, respectively, related to the FCA)	$684,649	$645,236	$583,061
Commercial (includes $1,338, $922, and $1,407, respectively, related to the FCA)	378,330	347,970	314,745
Industrial	244,538	217,368	195,214
Irrigation	173,929	170,964	168,664
Provision for sharing	—	—	(569)
Deferred revenue related to HCC relicensing AFUDC(1)	(8,780)	(8,780)	(8,780)
Total retail revenues	1,472,666	1,372,758	1,252,335
Wholesale energy sales	63,421	66,519	40,839
Transmission wheeling-related revenues	80,357	80,527	67,997
Energy efficiency program revenues	31,948	33,197	29,920
Other revenues	114,502	88,039	64,319
Total electric utility operating revenues	$1,762,894	$1,641,040	$1,455,410
Energy sales (thousands of MWh):
Residential	5,903	6,056	5,645
Commercial	4,269	4,306	4,164
Industrial	3,538	3,510	3,471
Irrigation	1,805	1,950	2,126
Total retail energy sales	15,515	15,822	15,406
Wholesale energy sales	840	427	600
Energy sales bundled with RECs	1,255	892	739
Total energy sales	17,610	17,141	16,745

(1) The IPUC allows Idaho Power to recover a portion of the AFUDC on construction work in progress related to the HCC relicensing process, even though the relicensing process is not yet complete and the costs have not been moved to electric plant in service. Idaho Power is collecting $8.8 million annually in the Idaho jurisdiction but is deferring revenue recognition of the amounts collected until the license is issued and the accumulated license costs approved for recovery are placed in service.

Wholesale Markets: Idaho Power participates in the wholesale energy markets by purchasing power to help meet load demands and selling power that is in excess of load demands. Idaho Power's market activities are guided by an energy risk management program and frequently updated operating plans. These operating plans are impacted by factors such as customer demand for power, market prices, generating costs, transmission constraints, and availability of generating resources. Idaho Power's wholesale energy sales depend largely on the availability of generation resources above the amount necessary to serve customer loads as well as market power prices at the time when those resources are available. A reduction in either factor leads to lower wholesale energy sales.

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

Idaho Power also participates in the wholesale energy markets and in the electricity transmission markets. Generally, these wholesale markets are regulated by the FERC, which requires electric utilities to transmit power to or for wholesale purchasers and sellers and make available transmission capacity, on a non-discriminatory basis, for the purpose of providing these services.

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

Power Supply

Overview: Idaho Power primarily relies on company-owned hydropower, coal-fired, and gas-fired generation facilities and long-term power purchase agreements to supply the energy needed to serve customers and to make power sales into the wholesale markets. Market purchases and sales are used to supplement Idaho Power's generation and balance supply and demand throughout the year. Idaho Power’s generating plants and their capacities are listed in Part I, Item 2 - “Properties.”

Various external and internal factors impact power supply costs, such as weather, load demand, economic conditions, fuel costs, and availability of generation resources. Idaho Power’s annual hydropower generation varies depending on water conditions in the Snake River Basin. Drought conditions and increased peak load demand cause a greater reliance on potentially more expensive energy sources to meet load requirements. Conversely, favorable hydropower generation conditions increase production at Idaho Power’s hydropower generating facilities and reduce the need for thermal generation and wholesale market purchased power. Weather also affects the generation of projects with which Idaho Power has contracts to purchase power. Economic conditions, weather, supply constraints, and governmental regulations can affect the market price of natural gas and coal, which impact fuel expense and market prices for purchased power. Idaho Power's power cost adjustment mechanisms mitigate in large part the earnings impacts to Idaho Power of volatile fuel and power costs.

Idaho Power’s system is dual peaking, with the larger peak demand occurring in the summer. Idaho Power reached its highest all-time system peak demand of 3,751 MW on June 30, 2021. Idaho Power's highest all-time winter peak demand of 2,719 MW occurred on January 16, 2024. During these and other similar heavy load periods, Idaho Power’s system is fully committed to serve load and meet required operating reserves. The table that follows shows Idaho Power’s total power supply for the last three years.

	Power Supply			Percent of Total Generation
	2023	2022	2021	2023	2022	2021
	(thousands of MWh)
Hydropower plants	6,548	5,347	5,382	55%	48%	48%
Coal-fired plants	2,473	3,657	2,981	21%	32%	27%
Natural gas-fired plants	2,917	2,319	2,765	24%	20%	25%
Total system generation	11,938	11,323	11,128
Purchased power	7,027	7,178	6,823
Total power supply	18,965	18,501	17,951

Hydropower Generation: Idaho Power operates 17 hydropower projects located on the Snake River and its tributaries. Together, these hydropower facilities provide a total nameplate capacity of 1,818 MW and have averaged total annual generation of approximately 7.6 million MWh over the last 30 years. The amount of water available for hydropower generation depends on several factors—the amount of snowpack in the mountains upstream of Idaho Power’s hydropower facilities, upstream reservoir storage, springtime precipitation and temperatures, main river and tributary base flows, the condition of the Eastern Snake Plain Aquifer and its spring flow impact, summertime irrigation withdrawals and returns, and upstream reservoir regulation. Idaho Power actively participates in collaborative work groups focused on water management issues in the Snake River Basin, with the goal of preserving the long-term availability of water for use at Idaho Power’s hydropower projects on the Snake River.

In 2023, hydropower generation was 6.5 million MWh, an increase from the prior two years, due to above-normal snow accumulation throughout most of the Snake River basin. In 2022 and 2021, below-normal snow accumulation and drought conditions resulted in lower than average hydropower generation of 5.3 million and 5.4 million MWh, respectively. Idaho Power's 2024 estimate of annual generation from its hydropower facilities is between 5.5 million MWh and 7.5 million MWh.

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

PacifiCorp is the operator of the Jim Bridger plant. BCC supplies coal to the Jim Bridger plant. IERCo, a wholly-owned subsidiary of Idaho Power, owns a one-third interest in BCC and PacifiCorp owns a two-third interest in BCC and is the operator of the Bridger Coal Mine. The mine operates under a long-term sales agreement that provides for delivery of coal through 2024. BCC has reserves to provide coal deliveries through the current term of the agreement, as well as reserves available to allow for an extension of the term agreement. Idaho Power has an established process approved by the IPUC for recovery of non-fuel, coal-related costs related to Idaho Power’s plan to end its participation in coal-fired operations at the Jim Bridger plant. The conversion from coal to natural gas of two generating units at the Jim Bridger plant is in progress and is expected to be completed in the spring of 2024.

NV Energy is the operator of the North Valmy plant. Idaho Power expects to meet 2024 and future fuel requirements through existing inventory and new or existing coal supply contracts. Idaho Power has an established process approved by the IPUC and OPUC for recovery of non-fuel costs related to Idaho Power’s plan to end its participation in coal-fired operations at the North Valmy plant. Idaho Power ended its participation in coal-fired operations at unit 1 of the North Valmy plant in December 2019, as planned.

Idaho Power's 2023 IRP identified a preferred resource portfolio and action plan that includes the conversion from coal to natural gas of two units at the Jim Bridger plant in 2024, the two units at the North Valmy plant in 2026, and the remaining two units at the Jim Bridger plant in 2030. For more information on the 2023 IRP, refer to "Resource Planning" in this Item 1 – "Business." Idaho Power expects to seek approval from the IPUC and OPUC for any necessary adjustments to plant retirement dates to align with its current resource plan.

Natural Gas-fired Generation: Idaho Power owns and operates the Langley Gulch natural gas-fired combined-cycle combustion turbine power plant and the Danskin and Bennett Mountain natural gas-fired simple-cycle combustion turbine power plants. All three plants are located in Idaho. As noted previously, in the spring of 2024, the conversion of two units at the Jim Bridger plant from coal to natural gas-fired steam turbines is expected to be completed.

Idaho Power operates the Langley Gulch plant as a baseload unit and the Danskin and Bennett Mountain plants to serve load and meet peak supply needs. The natural-gas-fired units at the Jim Bridger plant will operate to serve load and meet peak supply needs. The plants are also used to take advantage of wholesale market opportunities. Natural gas for all facilities is purchased based on system requirements and dispatch efficiency. The natural gas is transported through Idaho Power's long-term gas transportation service agreements with the Williams-Northwest Pipeline for 55,584 MMBtu per day and Williams-Mt. West Overthrust Pipeline for 89,000 MMBtu per day. These transportation agreements vary in contract length but generally contain the right for Idaho Power to extend the term. In addition to the long-term gas transportation service agreements, Idaho

Power has entered into long-term storage service agreements with Northwest Pipeline and Spire Inc. for 131,453 MMBtu and 1 billion cubic feet, respectively, of total storage capacity. The firm storage contract with Northwest Pipeline expires in 2043, while the contract with Spire begins in 2025 and ends in 2035. Idaho Power purchases and stores natural gas with the intent of fulfilling needs as identified for seasonal peaks or to meet system requirements.

As of February 9, 2024, Idaho Power had approximately 24.5 million MMBtu of natural gas financially hedged for physical delivery, primarily for the operational dispatch of the Langley Gulch plant through September 2025. Idaho Power plans to manage the procurement of additional natural gas for the peaking units primarily on the daily spot market or from storage inventory as necessary to meet system requirements and fueling strategies.

Purchased Power: Idaho Power purchases power in the wholesale market as well as pursuant to long-term power purchase contracts and exchange agreements. The table below presents Idaho Power’s purchased power expenses and volumes for the last three years ended December 31 (in thousands, except for per MWh amounts). Transmission costs, purchases from the Western EIM, and costs from demand response programs are included with wholesale market purchases in the table.

	Year Ended December 31,
	2023	2022	2021
Expense
Wholesale market purchases	$243,319	$306,263	$142,248
Long-term agreements (including PURPA)	258,212	238,082	251,443
Total purchased power expense	$501,531	$544,345	$393,691
MWh purchased
Wholesale market purchases	3,278	3,823	3,168
Long-term agreements (including PURPA)	3,749	3,355	3,655
Total MWh purchased	7,027	7,178	6,823
Cost per MWh from wholesale market purchases	$74.23	$80.11	$44.90
Cost per MWh from long-term agreement purchases	$68.87	$70.96	$68.79
Weighted average cost per MWh - all sources	$71.37	$75.84	$57.70

Wholesale Market: To supplement its self-generated power and long-term purchase arrangements, Idaho Power purchases power in the wholesale market based on economics, operating reserve margins, energy risk management program guidelines, and unit availability. Depending on availability of excess power or generation capacity, pricing, and opportunities in the markets, Idaho Power also sells power in the wholesale markets.

Idaho Power has two firm multi-year wholesale purchased power contracts to address increased demand during summer months. These agreements total approximately 150 MW per hour during peak summer periods through 2024.

Long-term Power Purchase and Exchange Arrangements: Idaho Power has contracts for the purchase of electricity produced by third-party owned generation facilities, most of which produce energy with the use of renewable generation sources such as wind, solar, biomass, small hydropower, and geothermal. The majority of these contracts are entered into as required by federal law under PURPA. For PURPA energy sales agreements, Idaho Power is required to purchase all of the output delivered from the contracted qualifying facilities. The Idaho jurisdictional portion of the costs associated with PURPA contracts is fully recovered through base rates and the PCA mechanism, and the Oregon jurisdictional portion is recovered through base rates and an Oregon power cost adjustment mechanism. Thus, the primary impact of power purchase costs under PURPA contracts is on customer rates and the timing of cash flows.

The following table sets forth, as of the date of this report, the resource type and nameplate capacity of Idaho Power's signed agreements for power purchases from PURPA and non-PURPA generating facilities. These agreements have contract terms ranging from one to 35 years.

Resource Type	Non-PURPA Online (MW)	PURPA Online (MW)	Total Online (MW)	Under Contract but not yet Online (MW)	Total Projects under Contract (MW)
Wind	101	625	726	—	726
Solar	160	316	476	428	904
Hydropower	—	152	152	—	152
Other	35	43	78	—	78
Total Long-term Projects	296	1,136	1,432	428	1,860

Idaho Power has one agreement with a PURPA-qualifying facility solar project expected to be online in 2024. Idaho Power has agreements with three non-PURPA solar projects for 100 MW, 200 MW, and 125 MW, which are scheduled to be online in 2024, 2025, and 2026, respectively.

Battery Storage: Idaho Power utilizes batteries primarily to store power generated during periods of lower customer demand and deliver that power to serve customers during peak hours, especially early summer evenings when irrigation pumps and air conditioners drive up electrical demand. In 2023, 131 MW of company-owned battery storage were installed. In April 2023, Idaho Power entered into a 20-year agreement to utilize the storage capacity from a 150-MW battery storage facility scheduled to be online in June 2025. Idaho Power intends for this capacity to supplement a total of 304 MW of company-owned storage that it expects to be online by the end of 2025.

Participation in Energy Markets: Idaho Power participates in the Western EIM under which the participating parties enable their systems to interact for automated intra-hour economic dispatch of generation from committed resources to serve loads. The Western EIM is intended to reduce the power supply costs to serve customers through more efficient dispatch of a larger and more diverse pool of resources, to integrate intermittent power from renewable generation sources more effectively, and to enhance reliability. Idaho Power is participating with other stakeholders in different regional forums discussing the potential for developing other energy markets in the western U.S., including development of a potential day-ahead wholesale centralized market, which Idaho Power believes could provide additional benefits through the centralized economic dispatch of resources of participating utilities.
Transmission Services

Electric transmission systems deliver energy from electric generation facilities to distribution systems for final delivery to customers. Transmission systems are designed to move electricity over long distances because generation facilities can be located hundreds of miles away from customers. Idaho Power’s generating facilities are interconnected through its integrated transmission system and are operated on a coordinated basis to achieve maximum capability and reliability. Idaho Power’s transmission system is directly interconnected with the transmission systems of the BPA, Avista Corporation, PacifiCorp, NorthWestern Energy, and NV Energy. These interconnections, coupled with transmission line capacity made available under agreements with some of those entities, permit the interchange, purchase, and sale of power among entities in the Western Interconnection, the transmission grid covering much of western North America. Idaho Power provides wholesale transmission service for eligible transmission customers on a non-discriminatory basis. Idaho Power is a member of the Western Electricity Coordinating Council, the Western Power Pool, NorthernGrid, and the North American Energy Standards Board. These groups have been formed to more efficiently coordinate transmission reliability and planning throughout the Western Interconnection. Demand for transmission services can be affected by regional market factors, such as loads and generation of utilities in Idaho Power’s region.

Transmission to serve Idaho Power's retail customers is subject to the jurisdiction of the IPUC and OPUC for retail rate-making purposes. Idaho Power provides cost-based wholesale access transmission services under the terms of a FERC-approved OATT. Services under the OATT are offered on a non-discriminatory basis such that all potential customers, including Idaho Power, have an equal opportunity to access the transmission system. As required by FERC standards of conduct, Idaho Power's transmission function is operated independently from Idaho Power's energy marketing function.

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

Resource Planning

Integrated Resource Planning: The IPUC and OPUC require that Idaho Power prepare biennially an IRP. Idaho Power filed its most recent 2023 IRP with the IPUC and OPUC in September 2023. Each IRP seeks to forecast Idaho Power's loads and resources for a 20-year period, analyzes potential supply-side, demand-side, and transmission resource options, and identifies potential near-term, mid-term, and long-term actions. The four primary goals of the IRP are to:

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

The load forecast assumptions Idaho Power used in its 2023 IRP are included in the table below, together with the average annual growth rate assumptions used in the prior two IRPs. While assumptions are estimates only and subject to change based on actual customer load ramp-rates, the 2023 IRP assumptions include significant large commercial and industrial additions in the 5-year forecasted annual growth rate, including potential load from new facilities under development by Meta Platforms, Inc. and Micron Technology, Inc. The rate of load growth can impact the timing and extent of development of resources, such as new generation plants or transmission infrastructure, to serve those loads.

	5-Year Forecasted Annual Growth Rate		20-Year Forecasted Annual Growth Rate
	Retail Sales (Billed MWh)	Annual Peak (Peak Demand)	Retail Sales (Billed MWh)	Annual Peak (Peak Demand)
2023 IRP	5.5%	3.7%	2.1%	1.8%
2021 IRP	2.6%	2.1%	1.4%	1.4%
2019 IRP	1.3%	1.4%	1.0%	1.2%

The 2023 IRP preferred resource portfolio and action plan adds 8,436 MW of resource capacity partially offset by retirements of 841 MW of coal-fired generation and 706 MW of natural gas generation over the next 20 years to meet energy and capacity needs. The additions to resource capacity include 3,325 MW of solar, 1,800 MW of wind, 1,453 MW of storage, 360 MW of additional energy efficiency, 340 MW of hydrogen, 160 MW from demand response, and 30 MW of geothermal. In addition, the preferred resource portfolio includes Idaho Power's complete exit from coal-fired generation by 2030 and the conversions of multiple jointly-owned coal-fired generation units to add 968 MW of natural gas generation capacity. Of the additional natural gas generation capacity, 706 MW are expected to be retired in 2038, resulting in a net addition of 261 MW of natural gas generation capacity through 2043. To support these resource additions, the preferred portfolio also includes the Boardman-to-Hemingway transmission line in 2026 and three Gateway West transmission line segments phased in with in-service dates from 2028 through 2040. However, as noted in the 2023 IRP, there is considerable uncertainty surrounding the resource sufficiency estimates and project completion dates, including uncertainty around the timing and extent of third-party development of renewable resources, fuel commodity prices, and the actual completion date and ownership allocations of the transmission projects. These uncertainties, as well as others, could result in changes to the desirability of the preferred portfolio and adjustments to the timing and nature of anticipated and actual actions.

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

In 2023, Idaho Power’s energy efficiency programs reduced energy usage by approximately 140,000 MWh compared with 141,000 MWh in 2022. For 2023, Idaho Power had a demand response available capacity of approximately 312 MW. In both 2023 and 2022, Idaho Power expended approximately $42 million and expended $38 million in 2021 on both energy efficiency and demand response programs. Funding for these programs is provided through a combination of the Idaho and Oregon energy efficiency tariff riders, base rates, and the power cost adjustment mechanisms. Energy efficiency program expenditures funded through the riders are reported as an operating expense with an equal amount of revenues recorded in other revenues, resulting in no net impact on earnings.

Environmental, Social, and Governance Initiatives

Overview: IDACORP’s and Idaho Power’s corporate governance and nominating committee, with considerable focus from the board of directors, is primarily responsible for the oversight of the companies’ ESG initiatives and both are regularly informed of the goals, measures, and results of the companies' ESG programs. Each committee of the board of directors is assigned a portion of the oversight of the companies' ESG programs. Idaho Power has established an internal ESG steering committee led by senior management and composed of a cross-functional team of key employees from multiple departments to oversee ESG activities and inform leadership and the board of directors on ESG-related activities and matters it identifies as material to the company's operations and financial condition.

IDACORP and Idaho Power publicly release annual ESG reports and the most current report is located on Idaho Power’s website, together with other information on ESG issues relevant to Idaho Power, including short-, medium-, and long-term CO2 emission reduction targets. IDACORP's and Idaho Power's 2022 ESG Report released in April 2023 incorporated elements of the Task Force on Climate-Related Financial Disclosures guidelines and the Sustainability Accounting Standards Board reporting framework, as well as the Edison Electric Institute (EEI) ESG reporting template. Additionally, in 2023 Idaho Power responded to the Climate Disclosure Project (CDP) annual questionnaire, providing emissions data and management plans to address risks associated with climate change. The ESG reports, CDP filing, and related website content are not incorporated by reference into this report. IDACORP’s and Idaho Power’s ESG initiatives include:

•establishing responsible management goals and long-term strategies related to the companies’ impact on the environment; such as
◦the "Clean Today. Cleaner Tomorrow.®" goal to provide Idaho Power's customers with 100-percent clean energy by 2045;
◦the sustainability benefits from the Boardman-to-Hemingway and Gateway West transmission projects, which include integrating renewable energy generation and deferring or eliminating the need for development of additional fossil-fueled resources;
◦integrating renewable resources into Idaho Power's generation mix and identifying and investigating new generation and storage technologies; as part of this effort, Idaho Power has issued RFPs for additional energy resources, including renewables or natural gas resource convertible to hydrogen gas power, and to-date has procured solar power and battery storage as a result of those RFPs;
◦continuing various environmental stewardship programs along the Snake River, including fish habitat preservation, water temperature reduction, and fish and plant restoration;
◦wildfire mitigation planning and actions;
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
•building strong community partnerships for healthy, sustainable economic development in Idaho Power’s service area; and
•publicly releasing Idaho Power's annual EEO-1 statement to report its board and employee demographic workforce data.

Reducing Carbon Emissions Intensity: Carbon emissions intensity is a measure of the pounds of CO2 emitted per MWh of energy generated. Idaho Power tracks carbon emissions intensity to measure the impact of its efforts to reduce carbon emissions relative to growing power demand in its service area. Idaho Power has actively engaged in voluntary carbon emissions intensity reduction over the past decade with an original short-term goal to reduce emissions 10-15 percent from the baseline year of 2005 levels. Idaho Power increased the short-term goal to reduce carbon emission intensity by at least 15-20 percent for the period from 2010-2020, and exceeded this goal with an estimated average reduction of 29 percent over that period compared with 2005. In 2020, IDACORP’s and Idaho Power’s boards of directors approved an increased short-term goal to reduce carbon emission intensity by 35 percent for the period from 2021-2025 compared with 2005. In 2022, Idaho Power posted its emissions reduction report on its website that established short-, medium-, and long-term targets for further CO2 reductions. This report also includes target annual power generation levels and associated CO2 emissions and emissions intensity for the 2021-2040 period. The emissions reduction report is not incorporated in this report. Idaho Power has significantly reduced its CO2 emissions since the 2005 baseline year, primarily by decreasing its coal generation levels, including terminating coal generation at the North Valmy Unit 1 in 2019 and at the Boardman plant in 2020, and also by upgrading its hydropower facilities, and through its energy efficiency, demand-side management, and cloud-seeding programs. Idaho Power plans to continue to reduce CO2 emissions in future years, including a medium-term goal with a targeted 86 percent reduction in annual CO2 emissions tons by 2030, compared with the 2005 baseline year. In 2019, Idaho Power announced its long-term goal to provide 100 percent clean energy by 2045.

Reduction in Coal-Fired Generation: Idaho Power monitors environmental requirements and assesses whether environmental control measures are or remain economically appropriate. In 2017 and 2018, the IPUC and OPUC approved settlement stipulations allowing accelerated depreciation and cost recovery for the North Valmy plant in connection with Idaho Power's plan to end its participation in the coal-fired operation of units 1 and 2. Idaho Power ended its participation in the coal-fired operation of unit 1 in December 2019, as planned, and regulatory orders from the IPUC and OPUC provide for Idaho Power to end its participation in coal-fired operations of unit 2 no later than the end of 2025. In October 2020, Idaho Power and co-owner Portland General Electric ceased coal-fired operations at the Boardman plant, as planned.

In June 2022, the IPUC approved Idaho Power's amended application requesting, among other things, authorization to allow the Jim Bridger plant to be fully depreciated and recovered by end-of-year 2030. The details of the IPUC's order relating to the Jim Bridger plant are described more fully in Part II, Item 7 – MD&A – "Regulatory Matters."

Regulatory orders from the IPUC and OPUC provide for Idaho Power to cease coal-fired operations at all jointly-owned coal-fired generation plants by the end of 2028. However, as noted previously, Idaho Power's 2023 IRP identified a preferred resource portfolio and action plan that includes the conversion from coal to natural gas of two units at the Jim Bridger plant in 2024, the two units at the North Valmy plant in 2026, and the remaining two units at the Jim Bridger plant in 2030. For more information on the 2023 IRP, refer to "Resource Planning" in this Item 1 – "Business." Idaho Power expects to seek approval from the IPUC and OPUC for any necessary adjustments to plant retirement dates to align with its current resource plan.

Climate Change Adaptation: Idaho Power believes its practice of in-depth planning and prudent preparation helps the company adapt to and address the risks of climate change. For more than 100 years, Idaho Power has adapted to changes in temperatures, water conditions, economic impacts, and regulatory requirements. In recent years, Idaho Power has proactively addressed risks associated with climate change through preventative measures. To address the physical impacts of climate change, Idaho Power conducts cloud-seeding operations, implements a WMP, enhances grid resiliency and reliability, and continues to further Snake River shading and in-stream river enhancement projects. Idaho Power also plans for the social and economic impacts of climate change by moving forward toward its carbon emissions reduction goals, continuing efforts to achieve its path away from coal generation, increasing the integration of renewable energy, and enhancing customer and stakeholder communication. Additionally, to plan for the potential regulatory impacts of climate change, Idaho Power considers climate-related impacts in planning efforts, plans and advocates for additional transmission capacity to integrate additional renewable energy onto its system, identifies and investigates new technologies, including battery storage, hydrogen generation, and modular nuclear reactor technology, and evaluates modifications to its pricing structure it believes will help ensure fair pricing for all customers.

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

	2024	2025-2026
Capital expenditures:
License compliance and relicensing efforts at hydropower facilities	$27	$91
Investments in equipment and facilities at thermal plants	2	3
Total capital expenditures	$29	$94
Operating expenses:
Operating costs for environmental facilities - hydropower	$25	$49
Operating costs for environmental facilities - thermal	9	21
Total other O&M	$34	$70

Idaho Power anticipates that finalization, implementation, or modification of a number of federal and state rulemakings and other proceedings addressing, among other things, GHGs and endangered species, could result in substantial changes in operating and compliance costs, but Idaho Power is unable to estimate those changes in costs given the uncertainty associated with existing and potential future regulations. Idaho Power expects that it would seek to recover increases in costs through the ratemaking process. Beyond increasing costs generally, these environmental laws and regulations could affect IDACORP's and Idaho Power's results of operations and financial condition if the costs associated with these environmental requirements and potential early plant retirements cannot be fully recovered in rates on a timely basis.

Idaho Power is actively pursuing the relicensing of the HCC, its largest hydropower generation source. As of the date of this report, although Idaho Power believes issuance of a new HCC license by the FERC is likely in 2025 or thereafter, Idaho Power is unable to predict the exact timing of issuance by the FERC of any license order or the ultimate capital investment and ongoing operating and maintenance costs Idaho Power will incur in complying with any new license. However, Idaho Power estimates that the annual costs it will incur to obtain a new long-term license for the HCC, including AFUDC, are likely to range from $35 million to $45 million until issuance of the license. Subsequent to the issuance of a new license, Idaho Power expects to incur increased annual capital expenditures and operating and maintenance costs to comply with the requirements of any new license.

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

As of December 31, 2023, IDACORP had 2,100 full-time employees, 2,092 of whom were employed by Idaho Power and 8 of whom were employed by Ida-West. IDACORP had 12 part-time employees, 9 of whom were employed by Idaho Power. Of IDACORP's full-time employees, 49 percent have worked at the company for over 10 years as of the date of this report. All IDACORP and Idaho Power employees work in the United States. As of the date of this report, no Idaho Power employees are represented by unions.

Board and Board Committee Oversight: The companies’ management updates the full board of directors and its committees regularly on safety metrics, compensation for employees, benefit and pension programs, succession planning and training programs, and diversity, equity, and inclusion initiatives, among other things. Each committee of the board of directors is delegated and takes on specific roles in this oversight. The compensation and human resources committee is responsible for overseeing employee compensation, benefit plans, general labor issues, diversity, equity, and inclusion, and safety issues. The audit committee is responsible for overseeing risk management, including compliance with the code of business conduct, physical security risks relating to employees, and environmental compliance. The corporate governance and nominating committee is responsible for overseeing risks associated with governance, lobbying and government relations, political contributions, and social issues associated with employees as part of its ESG risk oversight function.

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

Compensation: Idaho Power provides its employees with competitive pay and benefits, based in large part on salary studies and market data. Idaho Power utilizes a structured compensation schedule and regularly conducts compensation analyses that helps mitigate the potential for gender, race, or ethnicity-based disparities in compensation. Beyond base salaries and incentive compensation, benefits for all full-time employees include a 401k plan with company matching contributions, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, parental leave, employee assistance programs, and tuition assistance. After five years of employment, a full-time employee vests in Idaho Power’s defined benefit pension plan. Idaho Power also ties annual employee incentive compensation to metrics based on the categories of financial performance, power system reliability, and customer satisfaction reflective of broad stakeholder interests and each employee's contribution.

Idaho Power delivers a variety of training opportunities and continuous learning and development opportunities to all employees. Idaho Power's talent development programs, overseen by a talent development team in the Human Resources department, are designed to help employees achieve their career goals, build management skills, and lead their organizations.

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

As of December 31, 2023, 44 percent of Idaho Power’s senior management were women, 29 percent of its officers were women, and 36 percent of its board of directors were women. Idaho Power also has programs in place to encourage participation in science, technology, engineering, and mathematics education and careers, training to minimize bias and ensure a respectful and inclusive workplace, with a mindset of unity, community outreach across the communities Idaho Power serves, and partnerships with multiple diversity-focused organizations.

IDACORP FINANCIAL SERVICES, INC.

IFS invests in real estate tax credit projects, such as affordable housing developments, which provide a return principally by reducing federal and state income taxes through tax credits and accelerated tax depreciation benefits. IFS has focused on a diversified approach to its investment strategy in order to limit both geographic and operational risk with most of IFS’s investments having been made through syndicated funds. At December 31, 2023, the unamortized amount of IFS’s portfolio was approximately $57 million ($127 million in gross tax credit investments, net of $70 million of accumulated amortization). IFS generated tax credits of $6.9 million in 2023, $6.4 million in 2022, and $6.2 million in 2021. IFS received distributions related to fully-amortized real estate tax credit investments that reduced IDACORP's income tax expense by $0.5 million in 2023, $0.8 million in 2022, and $1.0 million in 2021.

IDA-WEST ENERGY COMPANY

Ida-West operates and has a 50 percent ownership interest in nine hydropower projects that have a total nameplate capacity of 44 MW. Four of the projects are located in Idaho and five are in northern California. All nine projects are “qualifying facilities” under PURPA. Idaho Power purchased all of the power generated by Ida-West’s four Idaho hydropower projects at a cost of approximately $9 million in 2023 and $8 million in both 2022 and 2021.

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

RYAN N. ADELMAN, 49
•Vice President of Power Supply of Idaho Power Company, August 2020 - present
•Vice President of Transmission & Distribution, Engineering and Construction of Idaho Power Company, October 2019 - August 2020
•Regional Manager for the Southeast Region of Idaho Power Company, January 2018 - October 2019

BRIAN R. BUCKHAM, 44
•Senior Vice President, Chief Financial Officer, and Treasurer of IDACORP, Inc. and Idaho Power Company, January 2024 - present
•Senior Vice President and Chief Financial Officer of IDACORP, Inc. and Idaho Power Company, March 2022 - December 2023
•Senior Vice President and General Counsel of IDACORP, Inc. and Idaho Power Company, February 2017 - March 2022

MITCH COLBURN, 40
•Vice President of Planning, Engineering and Construction of Idaho Power Company, August 2020 - present
•Director of Engineering and Construction of Idaho Power Company, March 2020 - August 2020
•Director of Resource Planning and Operations of Idaho Power Company, January 2018 - March 2020

SARAH E. GRIFFIN, 54
•Vice President of Human Resources of Idaho Power Company, October 2019 - present
•Director of Human Resources of Idaho Power Company, May 2014 - October 2019

LISA A. GROW, 58
•President and Chief Executive Officer of IDACORP, Inc. and Idaho Power Company, June 2020 - present
•President of Idaho Power Company, October 2019 - June 2020
•Senior Vice President and Chief Operating Officer of Idaho Power Company, April 2016 - October 2019

JAMES BO D. HANCHEY, 48
•Vice President of Customer Operations and Chief Safety Officer of Idaho Power Company, October 2019 - present
•Customer Service Senior Manager of Idaho Power Company, February 2018 - October 2019

JULIA A. HILTON, 46
•Vice President and General Counsel of IDACORP, Inc. and Idaho Power Company, March 2023 - present
•Deputy General Counsel and Director of Legal of Idaho Power Company, October 2019 - March 2023
•Senior Counsel of Idaho Power Company, January 2016 - October 2019

JEFFREY L. MALMEN, 56
•Senior Vice President of Public Affairs of IDACORP, Inc. and Idaho Power Company, April 2016 - present

ADAM J. RICHINS, 45
•Senior Vice President and Chief Operating Officer of Idaho Power Company, October 2019 - present
•Vice President of Customer Operations and Business Development of Idaho Power Company, March 2017 - October 2019

AMY I. SHAW, 44
•Vice President of Finance, Compliance, and Risk of IDACORP, Inc. and Idaho Power Company, January 2024 - present
•Director of Investor Relations, Compliance, and Risk of IDACORP, Inc. and Idaho Power Company, August 2023 - December 2023
•Director of Compliance, Risk, and Security of Idaho Power Company, May 2017 - August 2023

ITEM 1A. RISK FACTORS

IDACORP and Idaho Power operate in a highly regulated industry and business environment that involves significant risks, many of which are beyond the companies' control. The circumstances and factors set forth below should not be considered a complete list of potential risks that the companies may encounter. These risk factors, as well as additional risks and uncertainties either not known as of the date of this report or that are currently believed to not be material to the business, may have a material impact on the business, financial condition, or results of operations of IDACORP and Idaho Power and could cause actual results or outcomes to differ materially from those discussed in any forward-looking statements. These risk factors, as well as other information in this report, including without limitation, in the "Cautionary Note Regarding Forward-Looking Statements" and Part II - Item 7 - MD&A, and in other reports the companies file with the SEC, should be considered carefully when making any investment decisions relating to IDACORP or Idaho Power.

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

Economic, political, legislative, public policy, or regulatory pressures may lead stakeholders to seek rate reductions or refunds, limits on rate increases, or lower allowed rates of return on investments for Idaho Power. The ratemaking process typically involves multiple intervening parties, including governmental bodies, consumer advocacy groups, and customers, generally with the common objective of limiting rate increases or even reducing rates. While Idaho Power reached a settlement stipulation for its 2023 general rate case in Idaho that was approved by the IPUC, with the large amount of ongoing investments and the associated regulatory lag in cost recovery, Idaho Power has filed a general rate case in Oregon and on February 14, 2024, Idaho Power provided notice to the IPUC of its intent to file a general rate case or limited issue rate proceeding in Idaho on or after June 1, 2024. There can be no assurance that any rate case filed by Idaho Power will result in an outcome that is satisfactory for Idaho Power. In the past, Idaho Power has been denied recovery, or required to defer recovery pending the next general rate case, including denials or deferrals related to capital expenditures for long-term project expenses. Adverse outcomes in regulatory proceedings, or significant regulatory lag, may cause Idaho Power to incur unrecovered project costs or result in cancellation of projects, or to record an impairment of its assets or otherwise adversely affect cash flows and earnings. This may also result in lower credit ratings, reduced access to capital, higher financing costs, and reductions or delays in planned capital expenditures.

For additional information relating to Idaho Power's state and federal regulatory framework and regulatory matters, see Part I - Item 1 - "Business - Utility Operations," Part II - Item 7 - MD&A - "Regulatory Matters," and Note 3 - "Regulatory Matters" to the consolidated financial statements of Part II - Item 8 in this report.

Idaho Power's regulatory cost recovery mechanisms may not function as intended and are subject to change or elimination, which may adversely affect IDACORP's and Idaho Power's financial condition and results of operations. Idaho Power has power cost adjustment mechanisms in its Idaho and Oregon jurisdictions and a FCA mechanism in Idaho. The power cost adjustment mechanisms track Idaho Power’s actual net power supply costs (primarily fuel and purchased power less wholesale energy sales) and compare these amounts to net power supply costs being recovered in retail rates. A majority of the differences between these two amounts is deferred for future recovery from, or refund to, customers through rates. Volatility in power supply costs continues to be significant, in large part due to fluctuations in hydropower generation conditions, fuel cost variability from factors including supply chain disruptions and inflation, supply and demand economics for fuel and power, the impact of high costs to purchase renewable energy under mandatory long-term contracts, and market price variability for power purchases from third parties based on seasonal demands and transmission system constraints. Changes in market dynamics due to the emergence of day ahead or other energy and transmission markets in the West could also increase the volatility of power supply costs. While the power cost adjustment mechanisms function to mitigate the potentially adverse impact on net income of power supply cost volatility, the mechanisms do not eliminate the cash flow impact of that volatility. When power costs rise above the level recovered in current retail rates, Idaho Power incurs the costs but recovery of those costs is deferred to a subsequent collection period, which can adversely affect operating cash flow and liquidity until those costs are recovered. The FCA mechanism is a decoupling mechanism that allows Idaho Power to charge Idaho residential and small commercial customers when it recovers less than the base level of fixed costs per customer that the IPUC authorized for recovery. The power cost adjustment and FCA mechanisms are generally subject to change at the discretion of applicable state regulators, who could decide to modify or eliminate either mechanism in a manner that adversely impacts IDACORP's and Idaho Power's financial condition, cash flows, and results of operations.

Operational Risks

Operational risk relates to risks arising from the systems, assets, processes, people, and external factors that affect the operation of IDACORP's or Idaho Power's businesses.

Changes in customer growth and customer usage may negatively affect IDACORP's and Idaho Power's business, financial condition, and results of operations. Changes in the number of customers and customers' use of electricity are affected by a number of factors, such as population growth or decline in Idaho Power's service area, expansion or loss of service area, changes in customer needs and expectations, changes to customer rates, adoption rates of energy efficiency measures, customer-generated power such as from solar panels and gas-fired generators, demand-side management requirements, regulation or deregulation, and adverse economic conditions. Continued inflationary pressures, or an economic downturn or recession, could also negatively impact customer use and reduce revenues and cash flows, thus adversely affecting results of operations. Many electric utilities, including Idaho Power, have experienced a long-term decline in usage per customer, in part attributable to energy efficiency activities. State or federal regulations may be enacted to encourage or require mandatory energy conservation or technological advances that increase energy efficiency, which could further reduce usage per customer. Also, changing customer needs and expectations, increased customer rates as a result of the 2023 Idaho general rate case and any future rate cases, and increased competition from customer-owned generation could lead to lower customer satisfaction, reduced loyalty, difficulty in obtaining rate increases, legislation to deregulate electric service, and customers seeking alternative sources of energy and electric service. If customers choose to generate their own energy, discontinue a portion or all service from Idaho Power, or replace electric power for heating with natural gas, demand for Idaho Power's energy may decline and adversely impact the affordability of its services for remaining customers. While Idaho Power has recently experienced a net growth in usage due to an increase in the number of customers, when adjusted for the impacts of weather, the average monthly usage on a per customer basis for Idaho Power's residential customers has declined from 1,032 kWh in 2012 to 922 kWh in 2023. There is also no guarantee that Idaho Power will continue to experience an increase in the number of customers at the current rate of growth or at all. Rate mechanisms, such as the Idaho FCA for residential and small commercial customers, are designed to address the financial disincentive associated with promoting energy efficiency activities, but there is no assurance that the mechanism will result in full or timely collection of Idaho Power's fixed costs, which are currently collected in large part through the company's volume-based energy rates that are based on historical sales volume. Any undercollection of fixed costs would adversely impact revenues, earnings, and cash flows. The formation of municipal utilities or similar entities for distribution systems within Idaho Power's service area could also result in a load decrease. The loss of loads resulting from some of these events may result in excess infrastructure and stranded costs and require IDACORP and Idaho Power to modify or eliminate large generation, storage, or transmission projects. This could in turn result in reduced revenues as well as write-downs or write-offs if regulators determine that the costs of the projects were incurred imprudently, which could have a material adverse impact on IDACORP's and Idaho Power's financial condition, results of operations, and cash flows.

Conversely, if Idaho Power were to experience an unanticipated increase in the demand for energy through, for example, the rapid addition of new industrial and commercial customers or population growth in the service area, Idaho Power may be required to rely on higher-cost purchased power to meet peak system demand and may need to accelerate investment in additional generation or transmission resources. Idaho Power's 2023 IRP preferred resource portfolio and action plan included a need to acquire significant generation and storage resources to meet forecasted increasing energy and capacity needs. There can be no assurance that these energy and capacity needs will not change or that the resources will be adequate to meet load demands, in which case Idaho Power would need to rely on wholesale power purchases and would be subject to the volatility of wholesale markets. If the incremental costs associated with unanticipated changes in loads exceed the incremental revenue received from the sales to the new customers, and Idaho Power is unable to secure timely and full rate relief to recover those increased costs, the resulting imbalance could have an adverse effect on IDACORP's and Idaho Power's financial condition, results of operations, and cash flows.

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

Climate change could also have significant physical effects in Idaho Power’s service area, such as increased frequency and severity of storms, lightning, high winds, icing events, droughts, heat waves, fires, floods, snow loading, and other extreme weather events. These extreme weather events and their associated impacts could damage transmission, distribution, and generation facilities, causing service interruptions and extended or mass outages, increasing costs, and limiting Idaho Power's ability to meet customer energy demand. Sustained drought conditions or decreased snow pack due to reduced precipitation or higher temperatures are likely to decrease power generation from hydropower plants. Prolonged periods of unfavorable wind or solar conditions will temporarily reduce or eliminate the availability of power from wind and solar facilities, respectively. This could limit Idaho Power's ability to meet customer demand for those periods.

The costs of repairing and replacing infrastructure or any costs related to Idaho Power liability for personal injury, loss of life, and property damage from utility equipment that fails, including as a result of significant weather and weather-related events and the increasing threat of fires, may not be covered by insurance. Costs incurred in connection with such events might also not be recovered through customer rates if the costs incurred are greater than those allowed for recovery by regulators.

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

Liability from fires could adversely impact IDACORP's and Idaho Power's business, financial condition, and results of operations, and Idaho Power's WMP and other protocols may not prevent such liability. Fires alleged to have been caused by Idaho Power's transmission, distribution, or generation infrastructure, or that allegedly result from Idaho Power’s or its contractors’ operating or maintenance practices, could expose Idaho Power to claims for fire suppression and clean-up costs, evacuation costs, fines and penalties, and liability for economic damages, personal injury, loss of life, property damage, and environmental pollution, whether based on claims of negligence, trespass, or otherwise. The risk of wildfires is exacerbated in forested areas where beetle infestations and rising tree mortality rates have caused a significant increase in the quantity of standing dead and dying timber, increasing the risk that such trees may fall from either inside or outside Idaho Power's right-of-way into a powerline igniting a fire and increasing the severity of fires. A significant number of urban-wildland interfaces in and near Idaho Power's service area, and commonly hot, dry summer conditions that may worsen as a result of climate change, increase the likelihood and magnitude of damages that may be caused by fires burning into or allegedly originating from utility equipment. Further, there has been an increasing trend in the degree of annual destruction from wildfires in the western United States, as well as utility companies facing claims for significant damages resulting from wildfires. Idaho Power maintains insurance coverage for such risks, but insurance coverage is subject to terms and limitations and may not be sufficient to cover Idaho Power’s ultimate liability. Coverage limits within wildfire insurance policies could result in material self-insured costs due to self-insured retention amounts under the terms of Idaho Power’s insurance policies. Idaho Power or its contractors and customers could also experience coverage reductions and increased wildfire insurance costs in future years. Idaho Power may be unable to recover costs in excess of insurance through customer rates or regulatory mechanisms and, even if such recovery is possible, it could take several years to collect. If the amount of insurance is insufficient or otherwise unavailable, and if Idaho Power is unable to fully recover in rates the costs of uninsured losses, IDACORP’s and Idaho Power’s business, financial condition, and results of operations could be materially affected.

Idaho Power spends significant resources on initiatives designed to mitigate wildfire risks, including through its WMP, but there is no assurance that the WMP and protocols such as the PSPS will be successful or effective in reducing wildfire-related losses. Idaho Power will face a higher likelihood of wildfires in its service area if it cannot effectively implement its WMP. There also can be no assurance that the WMP and protocols such as the PSPS will be effective. For instance, a wildfire may be ignited and spread even in conditions that do not trigger a PSPS event. Idaho Power's inspections of vegetation near its assets may not detect structural weaknesses within a tree or other issues. If Idaho Power's WMP and protocols are not effective, a wildfire could be ignited and spread. To the extent Idaho Power’s criteria for implementing a PSPS are not sufficient to mitigate the risk of wildfires, Idaho Power does not fully implement a PSPS when criteria are met, due to other overriding factors, or

Idaho Power’s regulators mandate changes to, or restrictions on, its criteria or other operational PSPS practices, Idaho Power will face a higher likelihood of wildfires in its service area during high-risk weather conditions.

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

Some of Idaho Power's facilities are deemed "critical infrastructure" under federal standards, in that incapacity or destruction of the facilities could have a debilitating impact on security, reliability, or operability of the bulk electric power system, national economic security, and public health and safety. The fact that infrastructure facilities, such as power generation facilities and electric transmission or distribution facilities, are direct targets of, or potential indirect casualties of, an act of terror or war or cyber or physical attack (whether originating internal to Idaho Power or externally), may affect Idaho Power's operations by limiting the ability to generate, purchase, or transmit power. Idaho Power's electric transmission systems are part of an interconnected regional grid, and therefore, it faces the risk of causing or being subject to a long-term power outage due to grid disturbances or disruptions on a neighboring interconnected grid system. Cyber and physical threats and attacks can have cascading impacts that unfold with increasing speed across networks, information systems, and other technologies. Network, information systems, and technology-related events, including those caused by IDACORP or Idaho Power through process breakdowns, human error, security architecture or design vulnerabilities, or by third parties through cyber or physical security attacks, could result in a degradation or disruption in the energy grid and the services of the companies, as well as the ability to record, process, and report customer, business, and financial information. Physical or cyber attacks against key suppliers or service providers could have a similar effect on Idaho Power.

Idaho Power's business operations require the continuous availability of information technology systems and network infrastructure, and in the normal course of business, Idaho Power or its vendors collect and store sensitive and confidential customer and employee information and proprietary information of Idaho Power. Idaho Power’s technology systems are dependent upon connectivity to the internet and third-party vendors to host, maintain, modify, and update its systems, which may experience significant system failures or cyber attacks that could compromise the security of Idaho Power’s assets and information. All information technology systems are vulnerable to being disabled, unauthorized access, unintentional defects, user error, errors in system changes, and cybersecurity incidents. Idaho Power is in the process of pursuing complex business system upgrades, and these significant changes increase the risk of system interruption. Any data security breaches, such as misappropriation, misuse, leakage, falsification or accidental release or loss of information maintained in Idaho Power's information technology systems or on third-party systems, including customer or employee data, could result in violations of privacy and other laws and associated litigation and liability for damages, fines, and penalties; financial loss to Idaho Power or to its customers; customer dissatisfaction or diminished customer confidence; and damage to Idaho Power’s reputation, all of which could materially affect Idaho Power's financial condition and results of operations.

No security measures can completely shield Idaho Power's systems, infrastructure, and data from vulnerabilities to cyber attacks, human error, intrusions, or other catastrophic events that could result in their failure or reduced functionality, and ultimately the potential loss of sensitive information or the loss of Idaho Power's ability to fulfill critical business functions and provide reliable electric power to customers. Despite the steps Idaho Power may take to detect, mitigate, or eliminate threats and respond to security incidents, the techniques used by those who seek to obtain unauthorized access, and possibly disable or sabotage systems or abscond with information and data, change frequently and Idaho Power may not be able to protect against all such actions. Idaho Power actively monitors developments in cybersecurity and is involved in various related government and industry groups, and the company’s board receives security updates at least quarterly. Although Idaho Power continues to make investments in its cybersecurity program, including personnel, technologies, and training of personnel, there can be no assurance that these systems or their expected functionality will be implemented, maintained, or expanded effectively; nor can security measures completely eliminate the possibility of a cybersecurity breach. Further, the implementation of security guidelines and measures has resulted in, and Idaho Power expects to continue to result in, increased costs.

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

Changes in capital expenditures for infrastructure and the risks associated with permitting and construction of utility infrastructure can significantly affect IDACORP's and Idaho Power's financial condition and results of operations. Idaho Power’s business is capital intensive and requires significant investments in power supply, transmission, and distribution infrastructure. A significant portion of Idaho Power’s facilities were constructed many years ago, and thus require periodic upgrades and frequent maintenance. Also, short-term and long-term anticipated increases in both the number of customers and the demand for energy require expansion and reinforcement of that infrastructure as described in Idaho Power's 2023 IRP. Idaho Power is not only in the permitting process for two high-voltage transmission line projects, but has also entered into contracts to purchase, own, and operate 304 megawatts of battery storage assets as well as issued RFPs for new resources, which are intended to help meet increasing customer energy demands. Idaho Power expects significant investment in capital improvements and expenditures for infrastructure projects that are subject to usual permitting and construction risks that can adversely affect project costs and the completion time. These risks include, as examples:

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

Demand for power could exceed supply, resulting in deliverability risks and increased costs for, or difficulty in, purchasing capacity in the market or acquiring or constructing additional generation resources and battery storage facilities. Idaho Power's 2023 IRP identified a low-cost preferred resource portfolio and action plan for the next 20-year period that includes adding substantial renewable resources and the conversion from coal to natural gas of two units at the Jim Bridger plant in 2024, the two units at the North Valmy plant in 2026, and the remaining two units at the Jim Bridger plant in 2030. As Idaho Power implements the IRP's action plan, it remains obligated to provide reliable and affordable energy to its customers, but there are certain potential deliverability and cost risks associated with implementation. These risks include, but are not limited to, (1) the failure to timely obtain or construct additional resources to meet forecast needs related to load growth, (2) increased renewable energy generation presenting risks of uncertainty and variability that could be further compounded as neighboring systems transition towards increasing levels of renewable resources, and (3) increased potential resource volatility due to changes in the energy market. During peak periods, power demand could exceed, and on occasion has exceeded, Idaho Power’s available generation capacity, particularly if Idaho Power’s power plants are not performing as anticipated and additional resources and battery storage are not available as needed to meet demand. Competitive market forces or adverse regulatory actions may require Idaho Power to purchase capacity and energy from the market, if such resources are even available for purchase, or build additional resources to meet customers’ energy needs in an expedited manner. If that occurs, Idaho Power may be unable to recover these additional costs and could experience a lag between when costs are incurred and when regulators permit recovery in customers’ rates, which could have negative impacts on operations and cash flows.

Factors contributing to lower hydropower generation can increase costs and negatively impact IDACORP's and Idaho Power's financial condition and results of operations. Idaho Power derives a significant portion of its power supply from its hydropower facilities. During 2023 and 2022, 55 percent and 48 percent, respectively, of Idaho Power's electric power from Idaho Power-owned generation was from hydropower facilities. Due to Idaho Power’s heavy reliance on hydropower generation, the impacts of climate change and factors such as precipitation and snowpack, the timing of run-off, and the availability of water in the Snake River Basin can significantly affect its operations. The combination of a long-term trend of declining Snake River base flows, over-appropriation of water, and periods of drought have led to water rights disputes and proceedings among surface water and ground water irrigators and the State of Idaho. Recharging the Eastern Snake Plain Aquifer by diverting surface water to porous locations and permitting it to sink into the aquifer is one approach to the over-appropriation dispute. Diversions from the Snake River for aquifer recharge or the loss of water rights reduce Snake River flows available for hydropower generation. When hydropower generation is reduced, Idaho Power must increase its use of more expensive thermal generating resources and market power purchases; therefore, costs increase and opportunities for wholesale energy sales are reduced, reducing revenues and potentially earnings. Through its power cost adjustment mechanisms, Idaho Power expects to recover most (but not all) of the increase in net power supply costs caused by lower hydropower generation. The timing of recovery of the increased costs, however, may not occur until the subsequent power cost adjustment year, adversely affecting cash flows and liquidity.

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

Idaho Power’s power supply, transmission, and distribution facilities are subject to numerous operational risks unique to it and its industry, including circumstances causing power outages, injuries and property damage, loss of life, and fires. Operating risks associated with Idaho Power's power supply, transmission, and distribution facilities include equipment failures, volatility in fuel and transportation pricing, interruptions in fuel supplies, increased regulatory compliance costs, changes necessitated by environmental legislation or litigation, labor disputes or attrition, accidents and workforce safety matters, environmental damage, property damage, wildfires, acts of terrorism or war or sabotage (both cyber and asset-based), the loss of cost-effective disposal options for solid waste such as coal ash, operator error, and the occurrence of catastrophic events at the facilities. Idaho Power maintains business continuity and disaster recovery plans, but such plans may be inadequate or not function as anticipated, which could result in delayed recovery after any such events. Diminished availability or performance of those facilities could result in reduced customer satisfaction, reputational harm, liability to third parties (including tort liability), and regulatory inquiries and fines. Operation of Idaho Power's owned and co-owned generating stations below expected capacity levels, or unplanned outages at these stations, could cause reduced energy output and lower efficiency levels and result in lost revenues and increased expenses for alternative fuels or wholesale market power purchases. Further, during high-load periods the transmission system in Idaho Power's service area is constrained, limiting the ability to transmit electric energy within the service area and access electric energy from outside the service area. Idaho Power's transmission facilities are also interconnected with those of third parties, and thus operation of Idaho Power's and third-parties' facilities could be adversely affected by unexpected or uncontrollable events. These transmission constraints and events could result in failure to provide reliable service to customers and the inability to deliver energy from generating facilities to the power grid, and the inability to access lower cost sources of electric energy. Idaho Power also enters into agreements with third-party contractors to perform work on its power supply, transmission, and distribution facilities, and may in some circumstances retain liability for the quality and completion of those contractors’ work, potentially subjecting Idaho Power to penalties, liability for personal injury, loss of life, or property damage, reputational harm, or enforcement actions or liability if a contractor violates applicable laws, rules, regulations, or orders.

Accidents, acts of terrorism or war, electrical contacts, fires, explosions, catastrophic failures, general system damage or dysfunction, intentional acts of destruction, uncontrolled release of water from hydropower dams, and other unplanned events related to Idaho Power's infrastructure would increase repair costs and may expose Idaho Power to liability for personal injury, loss of life, and property damage. Idaho Power maintains insurance coverage for such operating and event risks, but insurance coverage is subject to terms and limitations and may not be sufficient to cover Idaho Power’s ultimate liability. Idaho Power may be unable to recover costs in excess of insurance through customer rates or regulatory mechanisms and, even if such recovery is possible, it could take several years to collect. If the amount of insurance is insufficient or otherwise unavailable, and if Idaho Power is unable to fully recover in rates the costs of uninsured losses, IDACORP’s and Idaho Power’s financial condition, results of operations, or cash flows could be materially affected.

Purchases of power mandated by PURPA from renewable energy projects may increase costs and adversely affect Idaho Power's and IDACORP's results of operations and financial condition. Under PURPA, Idaho Power is generally obligated to purchase power from certain renewable energy projects, regardless of the then-current load demand, availability of lower cost generation resources, or wholesale energy market prices. As of December 31, 2023, Idaho Power had contracts mandated under PURPA to purchase energy from 130 online projects with third parties. Absent a need for this generation, these contracts increase the likelihood and frequency that Idaho Power will be required to reduce output from its lower-cost generation resources, which in turn increases power purchase costs and customer rates and impacts Idaho Power's ability to invest in additional generation and earn a reasonable return on rate base in the future. If Idaho Power is unable to timely recover those costs through its rates, power cost adjustment mechanisms, or otherwise, those increased costs may negatively affect IDACORP's and Idaho Power's results of operations, financial condition, and cash flows.

IDACORP's and Idaho Power's activities are concentrated in one industry and in one region, which exposes it to risks from lack of diversification, regional economic conditions, and regional legislation and regulation. IDACORP and Idaho Power do not have diversified operations or sources of revenue. Idaho Power comprises nearly all of IDACORP's operations, and Idaho Power's business is concentrated solely in the electric power industry. Furthermore, Idaho Power's provision of electric service to retail customers is conducted exclusively in its southern Idaho and eastern Oregon service area. As a result, IDACORP's and Idaho Power's future performance, revenues, and collectability of revenues, as well as expenses, will be affected by regional economic conditions, regulatory and legislative activity, weather conditions, and other events and conditions in its service area and in the electric power industry.

The impacts of a retiring workforce with specialized utility-specific functions and the inability to hire qualified third-party vendors could increase costs and adversely affect IDACORP's and Idaho Power's financial condition and results of operations. Idaho Power’s operations require a skilled workforce to perform specialized utility functions. Many of these positions, such as linemen, grid operators, engineering and design personnel, and generation plant operators, require extensive, specialized training. Idaho Power does not have employment contracts with its officers or key employees and cannot guarantee that any member of its management or any key employee at the IDACORP parent or any subsidiary level will continue to serve in any capacity for any particular period of time. Employee retention and recruitment may also be negatively impacted by more flexible remote work opportunities, higher pay offered by other employers, or lower cost of living in other areas. The loss of skills and institutional knowledge of experienced employees, the failure to foster an innovative, inclusive, equitable, and diverse environment in order to hire appropriately qualified employees, the costs associated with attracting, training, and retaining such employees to replace an aging and skilled workforce or the inability to do so, and the operational and financial costs of unionization or the attempt to unionize all or part of the companies’ workforce, could have a negative effect on IDACORP's and Idaho Power's financial condition and results of operations. Idaho Power could incur increased costs as a result of such turnover due to a loss of knowledge, errors due to inexperienced employees, substantial training time, loss of productivity, and increased safety and compliance issues.

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

Co-owners of Idaho Power’s generation and transmission assets may have unaligned goals and positions due to the effects of legislation, regulations, capital requirements, load growth amounts, changes in our industry, or other factors, which could at times adversely impact Idaho Power’s ability to construct and operate those facilities in a manner most suitable to Idaho Power. Idaho Power owns certain of its generation and transmission assets jointly with other owners, with varying ownership interests in such facilities, and Idaho Power plans to develop and own assets jointly in the future. While there are advantages to joint ownership of resources, there are also restrictions imposed by the joint ownership and operating agreements for those facilities that provide rights, but also restrictions, on when and how the facilities are constructed and on how they are operated. Changes in the nature of Idaho Power’s industry and the economic viability of certain plants and facilities, including impacts resulting from types and availability of other resources, fuel costs, and legislation and regulation, together with timing considerations related to expiration of permits or leases or other agreements for such facilities and other factors, could result in unaligned positions among co-owners. While Idaho Power negotiates and enforces its rights and obligations thoughtfully, differences in the co-owners’ willingness or ability to continue their participation or the timing of facility construction, modification, or decommissioning could lead to restrictions and disruptions to operations, adverse financial impacts to Idaho Power, and/or uncertainty related to the resulting cost recovery of such assets.

Legal and Compliance Risks

Legal and compliance risk relates to risks arising from government and regulatory action and from legal proceedings and compliance with applicable laws, rules, orders, regulations, policies, and procedures, including those related to financial reporting, environment, health, and safety, and potential changes in legal requirements.

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

In addition, some environmental regulations are currently subject to litigation and not yet final. As a result of this uncertainty, approaches to comply with the regulations, including available control technologies or other allowed compliance measures, are unpredictable and Idaho Power cannot foresee the potential impacts these regulations would have on Idaho Power's operations or financial condition. In 2019, Idaho Power announced its long-term goal to serve customers with 100 percent clean energy by 2045, and Idaho Power has short-term and medium-term goals for CO2 emission reductions, which could impact infrastructure resource decisions and costs. Idaho Power's ability to achieve these targets are subject to a number of risks and uncertainties, including the company's regulatory obligation to serve its customers, the availability and cost of new generation resources, legal and permitting requirements, system operation and energy integration, and grid balancing, among others. Additionally, Idaho Power is not guaranteed timely or full recovery through customer rates of costs associated with environmental regulations, environmental compliance, its clean energy initiatives, plant closures, or clean-up of contamination. If there is a delay in obtaining any required environmental regulatory approval or if Idaho Power fails to obtain, maintain, or comply with any such approval, construction and/or operation of Idaho Power's generation or transmission facilities could be delayed, halted, terminated, or subjected to additional costs. For further discussion of environmental matters that may affect Idaho Power, see "Environmental Matters" in Item 7 - MD&A in this report.

Obligations imposed in connection with hydropower license renewals and permitting may require large capital expenditures, increase operating costs, reduce hydropower generation, and negatively affect IDACORP's or Idaho Power's results of operations and financial condition. Since 2003, Idaho Power has been engaged in an effort to renew its federal license for its largest hydropower generation source, the HCC. Relicensing and ongoing permitting requirements include an extensive public review process that involves numerous natural resource issues and environmental conditions. The existence of endangered and threatened species in the watershed may result in major operational changes to the region’s hydropower projects, which may be reflected in hydropower licenses, including for the HCC and the American Falls facility. Federal land use agencies may also impose conditions under the FPA that could impact costs and operations if FERC deems them necessary for the adequate protection and utilization of the public lands and reservations of the United States. In addition, new agency requirements and new interpretations of existing laws and regulations could be adopted or become applicable to hydropower facilities, which could further increase required expenditures for flood control, marine life recovery and endangered species protection and may reduce the amount of hydropower generation available to meet Idaho Power’s generation requirements. Idaho Power cannot predict the requirements that might be imposed during the relicensing and permitting process, the financial impact of those requirements, whether a new multi-year license will ultimately be issued, and whether the IPUC or OPUC will allow recovery through rates of the substantial costs incurred in connection with the licensing process and subsequent compliance. Imposition of onerous conditions in the relicensing and permitting processes could result in Idaho Power incurring significant capital expenditures, increase operating costs (including power purchase costs), and reduce hydropower generation, which could negatively affect results of operations and financial condition.

Idaho Power could be subject to penalties, reputational harm, and operational changes if it violates mandatory reliability and security requirements, which could adversely impact IDACORP's and Idaho Power's results of operations and financial condition. As an owner and operator of a bulk power transmission system, Idaho Power is subject to mandatory reliability and security standards issued by the FERC and other regulators. The standards are based on the functions that need to be performed to ensure the bulk power system operates reliably and are guided by reliability, security, and market interface principles. Compliance with reliability standards subjects Idaho Power to higher operating costs and increased capital expenditures. Idaho Power has received in recent years notices of violations from, and regularly self-reports reliability standard compliance issues to, the FERC, the North American Electric Reliability Corporation, and the Western Electricity Coordinating Council. Potential monetary and non-monetary penalties for a violation of FERC regulations may be substantial, and in some circumstances monetary penalties may exceed $1.5 million per day per violation. As a utility with a large customer base, Idaho Power is subject to adverse publicity focused on the reliability of its services and the speed with which it is able to respond to electric outages caused by storm damage or other unanticipated events. Adverse publicity could harm the reputations of IDACORP and

Idaho Power; may make state legislatures, utility commissions, and other regulatory authorities less likely to view the companies in a favorable light; and may cause Idaho Power to be subject to less favorable legislative and regulatory outcomes or increased regulatory oversight. The imposition of any of the foregoing on Idaho Power for its actual or alleged failure to comply with reliability and security requirements could also have a negative effect on its and IDACORP’s results of operations and financial condition.

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

Changes in accounting standards or rules may impact IDACORP's and Idaho Power's financial results and disclosures. The Financial Accounting Standards Board and the SEC have made and may continue to make changes to accounting standards that impact presentation and disclosures of financial condition and results of operations. Further, new accounting orders issued by the FERC could significantly impact IDACORP's and Idaho Power's reported financial condition. IDACORP and Idaho Power do not have any control over the impact these changes may have on their financial conditions or results of operations nor the timing of such changes. Idaho Power meets the requirements under accounting principles generally accepted in the United States of America to reflect the impact of regulatory decisions in its financial statements and to defer certain costs as regulatory assets until those costs are collected in rates, and to defer some items as regulatory liabilities. If recovery of these amounts ceases to be probable, if Idaho Power determines that it no longer meets the criteria for applying regulatory accounting or if accounting rules change to no longer provide for regulatory assets and liabilities, Idaho Power could be required to eliminate some or all of those regulatory assets or liabilities. Any of these circumstances could result in write-offs and have a material effect on IDACORP's and Idaho Power’s financial condition and results of operations.

Financial and Investment Risks

Financial and investment risks relate to IDACORP's and Idaho Power's ability to meet financial obligations and mitigate exposure to market risks, including liquidity risks and the ability to raise capital and cost of funding, risks related to credit ratings, credit risk, liquidity, interest rates, and commodity prices.

Volatility or disruptions in the financial markets, failure of IDACORP or Idaho Power to satisfy conditions necessary for obtaining loans or issuing debt securities, and denial of regulatory authority to issue debt or equity securities, may negatively affect IDACORP’s and Idaho Power’s ability to access capital and/or increase their cost of borrowing and ability to execute on their strategic plans. IDACORP and Idaho Power use credit facilities, commercial paper markets, long-term debt, and equity securities as significant sources of liquidity and funding for operating and capital requirements and debt maturities not satisfied by operating cash flow. Credit facilities represent commitments by the participating banks to make loans and issue letters of credit. However, the ability and obligation of the participating banks to make those loans and issue letters of credit is subject to specified conditions and volatility or disruptions in the financial markets could affect the companies' ability to obtain debt financing or draw upon or renew existing credit facilities on favorable terms and comply with debt covenants. Idaho Power's ability to issue long-term debt is also subject to a number of conditions included in an indenture, and Idaho Power's ability to issue long-term debt, commercial paper, and equity securities is subject to the availability of purchasers willing to purchase the securities under reasonable terms or at all. Because of these limitations, IDACORP and Idaho Power may be unable to issue commercial paper, short-term or long-term debt, or equity securities on reasonable terms or at all. Higher interest rates on short-term borrowings with variable interest rates could also have an adverse effect on IDACORP's and Idaho Power's operating results. Changes in interest rates may also impact the fair value of the debt securities in Idaho Power's pension funds, as well as Idaho Power's ability to earn a return on short-term investments of excess cash. Also, while the credit facilities represent a contractual obligation to make loans, one or more of the participating banks may default on their obligations to make loans under, or may withdraw from, the credit facilities.

Idaho Power is required to obtain regulatory approval in Idaho, Oregon, and Wyoming in order to borrow money or to issue securities and is therefore dependent on the public utility commissions of those states to issue favorable orders in a timely manner to permit them to finance their operations, capital expenditures, and debt maturities. IDACORP's and Idaho Power's credit facilities consist of revolving lines of credit not to exceed an aggregate principal amount outstanding at any one time of $100 million and $400 million, respectively (Credit Facilities). Each of the Credit Facilities includes a financial covenant that limits the amount of debt that can be outstanding as a percentage of total capital, and Idaho Power's long-term debt has also been issued under an indenture that contains a number of financial covenants. The companies must also make specified representations in connection with requests for loans and it is possible that they may be unable to do so at the time of such request, which would limit or eliminate the obligation of the banks to provide loans. Failure to maintain these representations and covenants could preclude IDACORP and Idaho Power from issuing commercial paper, borrowing under their Credit Facilities, or issuing long-term debt, and could trigger a default and repayment obligation under debt instruments, which could limit their ability to pursue certain projects, acquisitions, or improvements, to support future growth, and adversely impact IDACORP's and Idaho Power's financial condition, results of operations, and liquidity.

A downgrade in IDACORP’s and Idaho Power’s credit ratings could affect the companies’ ability to access capital, increase their cost of borrowing, and require the companies to post collateral with transaction counterparties. Credit rating agencies periodically review the corporate credit ratings and long-term ratings of IDACORP and Idaho Power. These ratings are premised on financial ratios and performance, the regulatory environment and rate mechanisms, the effectiveness of management, resource risks and power supply costs, and other factors. IDACORP and Idaho Power also have borrowing arrangements that rely on the ability of the banks to fund loans or support commercial paper, a principal source of short-term financing. In addition, IDACORP's or Idaho Power's credit ratings may change as a result of the differing methodologies or change in the methodologies used by the various rating agencies. Downgrades of IDACORP’s or Idaho Power’s credit ratings, or those affecting relationship banks, could limit the companies’ ability to access short- and long-term capital under reasonable terms or at all, reduce the pool of potential lenders, increase borrowing costs under existing Credit Facilities, limit access to the commercial paper market, require the companies to pay a higher interest rate on their debt, limit the ability of IDACORP to declare and make dividends, and require the companies to post additional performance assurance collateral with transaction counterparties. If access to capital were to become significantly constrained or costs of capital increased significantly due to lowered credit ratings, prevailing industry conditions, regulatory constraints, the volatility of the capital markets, or other factors, IDACORP's and Idaho Power's ability to pursue improvements or acquisitions (including generating capacity and transmission assets, which may be necessary for future growth), liquidity, financial condition, and results of operations could be adversely affected.

Stakeholder actions and increased regulatory activity related to ESG matters, particularly global climate change and reducing GHG emissions, could negatively impact IDACORP and Idaho Power. The power and gas utility industry is facing increasing stakeholder scrutiny related to ESG matters. Recently, Idaho Power has seen a rise in certain stakeholders, such as investors, customers, suppliers, employees, and lenders, placing increasing importance on the impact and social cost associated with climate change. Customers, suppliers, or other stakeholders could pursue, and in some cases have pursued, alternatives to Idaho Power's services or business as a result of their ESG-related expectations. GHG emissions, including, most significantly CO2, could be further restricted in the future in response to additional state and federal regulatory requirements, increased scrutiny, and changing stakeholder expectations with respect to environmental and climate change programs, judicial decisions, and international accords. If new emissions reduction rules were to become effective, they could result in significant additional compliance costs that could negatively impact Idaho Power's future financial position, results of operations, and cash flows if such costs are not timely recovered through regulated rates. Moreover, the possibility exists that stricter laws, regulations, or enforcement policies could significantly increase compliance costs and the cost of any remediation that may become necessary. In addition, the increasing focus on climate change and stricter regulatory and legal requirements may result in Idaho Power facing adverse reputational risks associated with certain of its operations producing GHG emissions. If Idaho Power is unable to satisfy the increasing climate-related expectations of certain stakeholders, IDACORP and Idaho Power may suffer reputational harm, which could cause IDACORP’s stock price to decrease or cause certain investors and financial institutions not to purchase the companies’ debt or equity securities or otherwise provide the companies with capital or credit on favorable terms, which may cause IDACORP’s and Idaho Power’s cost of capital to increase.

Idaho Power’s energy risk management policy and programs relating to economically hedging commodity exposures and credit risk may not always perform as intended, and as a result, IDACORP and Idaho Power may suffer losses. Idaho Power enters into transactions to buy and sell power, natural gas, and transmission service, enters into transactions to hedge its positions in coal, natural gas, power, and other commodities, and enters into economic hedge transactions to mitigate in part exposure to variable commodity prices. IDACORP and Idaho Power could recognize losses as a result of volatility in the market value of these contracts or if a counterparty fails to perform. The derivative instruments used for hedging might not offset the underlying exposure being mitigated as intended, due to pricing inefficiencies or other terms of the derivative instruments, and any such failure to mitigate exposure could result in losses. Certain of Idaho Power's purchase or sale, hedging, and derivative agreements may result in the receipt of, or posting of, collateral with counterparties. Fluctuations in commodity prices that lead to the posting of collateral with counterparties negatively impact liquidity, and downgrades in Idaho Power's credit ratings may lead to additional collateral posting requirements. In 2023, Idaho Power recorded losses on economic hedges of $16.2 million, compared with $68.5 million of gains in 2022. At times, Idaho Power’s energy risk management policy results in Idaho Power entering into economic hedges in an environment where prices are high, and if prices are lower at the time the economic hedge settles, Idaho Power will record losses on the economic hedges. Depending on the volume of economic hedges and the degree of price volatility, those losses can be substantial, and the power cost adjustment mechanisms generally provide that Idaho Power will incur a portion of those losses. Forecasts of future fuel needs and loads and available resources to meet those loads are inherently uncertain and may cause Idaho Power to over- or under-hedge actual resource needs, exposing the company to market risk on the over- or under-hedged position. To the extent that commodity markets are illiquid, Idaho Power may not be able to execute its risk management strategies, which could result in undesired over-exposure to unhedged positions that Idaho Power may not be able to collect in customer rates. The FERC may take action to limit volatility in the energy market by imposing price limits or other market restrictions to control market-based rate sales, which could adversely affect the companies' financial results. As a result, risk management actions, or the failure or inability to manage commodity availability and price and counterparty risk, may adversely affect IDACORP’s and Idaho Power’s financial condition and results of operations. Idaho Power has additional indirect credit exposures to financial institutions in the form of letters of credit provided as security by power suppliers under various purchased power contracts and by vendors for infrastructure development projects. If any of the credit ratings of the letter of credit issuers were to drop below investment grade, the vendor or supplier would need to replace the security with an acceptable substitute, which may be impracticable and may expose Idaho Power to losses resulting from a vendor or supplier default. If the security were not replaced, the party could be in default under the contract and Idaho Power's remedies for default may be inadequate to fully compensate Idaho Power for its losses. Further, the bankruptcy or insolvency of a counterparty to commodity or other transactions could impair Idaho Power’s ability to collect amounts receivable from those counterparties, potentially including the ability to collect or retain collateral posted by a counterparty.

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

If the assumptions underlying coal mine reclamation at Bridger Coal Company and related forecast trust fund growth are materially inaccurate, Idaho Power’s costs could be greater than anticipated or be incurred sooner than anticipated. BCC, an indirect jointly-owned investment of Idaho Power located in the state of Wyoming, uses surface mining to extract coal to be used for power generation at the Jim Bridger plant. The federal Surface Mining Control and Reclamation Act and state laws and regulations establish operational, reclamation, bonding, and closure obligations and standards for mining of coal. BCC’s estimate of reclamation liability and bonding obligations is reviewed periodically by Idaho Power’s management committee, audit committee of the board of directors, external and internal auditors, and by government regulators. Idaho Power funds a trust and posts collateral in the form of a surety bond purchased jointly with the co-owner of BCC to cover such projected mine reclamation costs pursuant to the laws of the state of Wyoming. The trust funds are invested in debt and equity securities and poor performance of these investments would reduce the amount of funds available for their intended purpose, which could require Idaho Power to make additional cash contributions. If actual costs related to those obligations exceed estimates, government regulations relating to those obligations change significantly or unexpected cash funding obligations are required, IDACORP’s and Idaho Power’s results of operations and financial condition could be adversely affected.

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

The market price of IDACORP's common stock may be volatile. The market price of IDACORP's common stock could be subject to significant fluctuations in response to factors such as the following, some of which are beyond its control:

•variations in IDACORP and Idaho Power's quarterly operating results;
•operating results that vary from the expectations of management, securities analysts, and investors and other impacts from the risks identified in this "Risk Factors" section and elsewhere in this report;
•changes in expectations as to future financial performance, including financial estimates by securities analysts or investors;
•developments generally affecting IDACORP and Idaho Power's industry;
•announcements by IDACORP and Idaho Power of significant contracts, acquisitions, joint ventures, or capital commitments;
•announcements by third parties of significant claims or proceedings against IDACORP or Idaho Power;
•favorable or adverse regulatory or legislative developments;
•IDACORP's dividend policy;
•change in IDACORP or Idaho Power's management;
•future sales of IDACORP's equity or equity-linked securities; and
•general domestic and international economic conditions.

In addition, the stock market in general has experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the market price of IDACORP's common stock.

IDACORP's charter and bylaws and Idaho law could delay or prevent a change in control that shareholders may favor. The terms of some of the provisions in IDACORP's articles of incorporation and bylaws and provisions of Idaho law could delay or prevent a change in control that shareholders may favor or may impede the ability of shareholders to change IDACORP's management. In particular, the provisions of IDACORP's articles of incorporation and bylaws authorize issuance of up to 20,000,000 shares of preferred stock without further action by shareholders; limit the shareholders’ right to remove directors, fill vacancies and change the number of directors; regulate how shareholders may present proposals or nominate directors for election at shareholders’ meetings; and require a supermajority vote of shareholders to amend certain provisions. IDACORP is also subject to the provisions of the Idaho Control Share Acquisition Act and the Idaho Business Combination Act, which provide for certain procedures and restrictions in connection with acquisitions or business combinations.

Statutory and regulatory factors will limit another party’s ability to acquire IDACORP and could deprive shareholders of the opportunity to gain a takeover premium for their shares of common stock. Even if IDACORP's board of directors favors a sale of the company, a sale would require approval of a number of federal and state regulatory agencies, including the FERC, the IPUC, the OPUC, and the WPSC. The approval process could be lengthy and the outcome uncertain, which may deter otherwise interested parties from proposing or attempting a business combination.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Assessing, identifying, managing, and mitigating risks from cybersecurity threats that may affect Idaho Power's systems and service are essential to its business. IDACORP's and Idaho Power's board of directors oversees risks from cybersecurity threats through the audit committee and the executive committee. The audit committee assists the board in the oversight of Idaho Power's major cybersecurity risk exposures, including oversight of management’s information security activities. Those activities include briefing the audit committee and the board on information security matters several times a year in their regular meetings and on an ad hoc basis, conducting an annual security training program, and arranging for external security assessments. Together with the audit committee, the board's executive committee assists the board in monitoring management’s risk management framework for cybersecurity on a regular basis.

IDACORP and Idaho Power include risks from cybersecurity threats, including from use of third-party service providers, as part of the companies' enterprise risk assessment process. The companies have utilized and continue to utilize recognized third-party cybersecurity standards such as those published by the Center for Internet Security and the U.S. National Institute of Standards and Technology in developing their risk management framework for cybersecurity, their cybersecurity processes, controls, and procedures, and risk identification. The companies engage with consultants and other third parties as necessary to design, enhance, and implement appropriate cybersecurity measures in seeking to mitigate risks from cybersecurity threats. As part of the companies' strategy to manage risks from cybersecurity threats with third-party service providers, the companies seek to include appropriate security clauses in their contracts with those providers, including incident reporting requirements.

A dedicated cybersecurity team lead by a cybersecurity manager oversees the assessment and management of risks from cybersecurity threats on a day-to-day basis at IDACORP and Idaho Power. The cybersecurity manager reports to Idaho Power's corporate security senior manager. The cybersecurity team has a range of expertise including architecture, forensics, cloud, incident response, auditing/logging, and software administration, with several industry-recognized certifications among the team, including Certified Information Systems Security Professional and Certified Information Security Manager.

The cybersecurity team monitors and reviews threat intelligence feeds from various sources, including security vendors and U.S. federal and state agencies, to determine potential risks to the companies' information and control systems. Additionally, the team utilizes a defense-in-depth approach to cybersecurity that provides layers of defenses and monitoring/alerting to which the team responds. The team also monitors the companies' third-party service providers for risks related to the confidentiality, availability, and integrity of the companies' data and services hosted through those third parties.

The companies have an established cybersecurity incident response plan to provide structure and guidance when responding to cybersecurity incidents. In appropriate cases, an incident response team is activated to lead the companies' response. The team is composed of individuals from the cybersecurity team and other departments within the companies with relevant expertise, as well as third-party contractors and vendors.

As of the date of this report, IDACORP and Idaho Power believe that no risks from known cybersecurity incidents have materially affected or are reasonably likely to materially affect IDACORP or Idaho Power, including their business strategy, results of operations, and financial condition. However, the companies can provide no assurance that there will not be cybersecurity threats or incidents in the future or that they will not materially affect the companies, including their business strategy, results of operations, or financial condition. For more information regarding the risks the companies face from cybersecurity threats, see Item 1A. “Risk Factors” included in this report.

ITEM 2. PROPERTIES

Idaho Power's properties consist of the physical assets necessary to support its utility operations, which include generation and battery storage, transmission, and distribution facilities. In addition to these physical assets, Idaho Power has rights-of-way and water rights that enable it to use its facilities. Idaho Power’s system is composed of 17 hydropower generating plants located in southern Idaho and eastern Oregon, three natural gas-fired plants in southern Idaho, and interests in two coal-fired steam electric generating plants located in Wyoming and Nevada. As of December 31, 2023, the system also includes approximately 4,762 linear miles of high-voltage transmission lines, 23 step-up transmission substations located at power plants, 21 transmission substations, 11 switching stations, 30 mixed-use transmission and distribution substations, 186 energized distribution substations (excluding mobile substations and dispatch centers), approximately 29,714 linear miles of distribution lines, and 131 MW of battery storage.

IDACORP's and Idaho Power's headquarters are located in Boise, Idaho. The corporate headquarters campus consists of approximately 305,741 square feet of owned office space. Excluding Idaho Power's power generation facilities and substations, Idaho Power owns an additional 1,218,813 square feet of office, warehouse, and industrial space to support its operations in Idaho and Oregon.

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

Through Idaho Energy Resources Co., Idaho Power owns a one-third interest in Bridger Coal Company and coal leases near the Jim Bridger plant in Wyoming from which coal is mined and supplied to the plant. Ida-West Energy Company holds 50-percent interests in nine hydropower plants that have a total nameplate capacity of 44 MW. These plants are located in Idaho and California.

Idaho Power's hydropower projects and other owned and co-owned generating facilities and their nameplate capacities, as of the date of this report, are included in the table below.

Project	Nameplate Capacity (Kilowatt (kW))(1)	License Expiration
Hydropower Projects:
Properties Subject to Federal Licenses:(2)
Lower Salmon	60,000	2034
Bliss	75,038	2034
Upper Salmon	34,500	2034
Shoshone Falls	14,729	2040
CJ Strike	82,800	2034
Upper Malad - Lower Malad	21,770	2035
HCC: Brownlee, Oxbow, and Hells Canyon	1,276,076	2005	(3)
Swan Falls	27,170	2042
American Falls	92,340	2025
Cascade	12,420	2031
Milner	59,448	2038
Twin Falls	52,898	2040
Other Hydropower:
Clear Lake - Thousand Springs	9,300
Total Hydropower	1,818,489
Steam and Other Generating Plants:
Jim Bridger (coal-fired)(4)(5)	775,286
North Valmy Unit 2 (coal-fired)(4)(6)	144,900
Danskin (gas-fired)	270,900
Langley Gulch (gas-fired)	318,453
Bennett Mountain (gas-fired)	172,800
Salmon (diesel-internal combustion)	5,000
Total Steam and Other	1,687,339
Total Generation	3,505,828
(1) Actual generation capacity from a facility may be greater or less than the rated nameplate generation capacity.
(2) Idaho Power holds FERC licenses for all of its hydropower projects that are subject to federal licensing. Relicensing of Idaho Power’s hydropower projects is discussed in Part II - Item 7 - MD&A - "Regulatory Matters – Relicensing of Hydropower Projects" in this report.

(3) Licensed on an annual basis while the application for a new multi-year license is pending.
(4) Idaho Power’s ownership interests are one-third for Jim Bridger and 50 percent for North Valmy. Amounts shown represent Idaho Power’s share.
(5) Idaho Power's 2023 IRP identified a preferred resource portfolio and action plan that includes the conversion from coal generation to natural gas generation of two units at the Jim Bridger plant in 2024 and the remaining two units at the Jim Bridger plant in 2030.
(6) Pursuant to an agreement with NV Energy, Idaho Power's participation in coal-fired operations of North Valmy ended in December 2019 at unit 1 and is planned to end no later than the end of 2025 at unit 2. Idaho Power's 2023 IRP identified a preferred resource portfolio and action plan that includes the conversion of the two units at the North Valmy plant from coal generation to natural gas generation in 2026.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

IDACORP’s common stock, without par value, is traded on the New York Stock Exchange under the trading symbol "IDA". On February 9, 2024, there were 7,127 holders of record of IDACORP common stock. The outstanding shares of Idaho Power’s common stock, $2.50 par value, are held by IDACORP and are not traded. IDACORP became the holding company of Idaho Power on October 1, 1998.

For information regarding IDACORP's dividend policy, see Part II - Item 7 - MD&A - "Liquidity and Capital Resources - Dividends" in this report. For information relating to restrictions on dividends, see Note 6 - "Common Stock" to the consolidated financial statements in this report.

IDACORP did not repurchase any shares of its common stock during the fourth quarter of 2023.

Performance Graph

The graph below shows a comparison of the five-year cumulative total shareholder return for IDACORP common stock, the S&P 500 Index, and the EEI Electric Utilities Index. The data assumes that $100 was invested on December 31, 2018, with beginning-of-period weighting of the peer group indices (based on market capitalization) and monthly compounding of returns.

Comparison of Cumulative Total Return
$100 Invested December 31, 2018
IDACORP, Inc.
S&P 500 Index
EEI Electric Utilities Index
$250
$200
$150
$100
$50
2018
2019
2020
2021
2022
2023
Period Ending December 31

    Source: Bloomberg and EEI

	2018	2019	2020	2021	2022	2023
IDACORP	$100.00	$117.69	$108.90	$132.26	$129.53	$121.81
S&P 500	100.00	131.48	155.66	200.30	163.99	207.05
EEI Electric Utilities Index	100.00	125.79	124.33	145.62	147.29	134.48

The foregoing performance graph and data shall not be deemed “filed” as part of this Form 10-K for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section and shall not be deemed incorporated by reference into any other filing of IDACORP or Idaho Power under the Securities Act of 1933 or the Exchange Act, except to the extent IDACORP or Idaho Power specifically incorporates it by reference into such filing.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

In MD&A in this report, the general financial condition and results of operations for IDACORP and its subsidiaries and Idaho Power and its subsidiary are discussed. The discussion of IDACORP's and Idaho Power's general financial condition and results of operations for 2022 compared with 2021 can be found in their Annual Report on Form 10-K for the year ended December 31, 2022. See Part II - Item 7 - MD&A in that report for further information on the companies' prior period results of operations. While reading the MD&A, please refer to the accompanying consolidated financial statements of IDACORP and Idaho Power. Also refer to "Cautionary Note Regarding Forward-Looking Statements" and Part I - Item 1A - "Risk Factors" in this report for important information regarding forward-looking statements made in this MD&A and elsewhere in this report.

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

Idaho Power is the parent of IERCo, a joint-owner of BCC, which mines and supplies coal to the Jim Bridger plant owned in part by Idaho Power. IDACORP’s other notable subsidiaries include IDACORP Financial Services, Inc., an investor in affordable housing and other real estate tax credit investments; and Ida-West Energy Company, an operator of small hydropower generation projects that satisfy the requirements of the PURPA.

EXECUTIVE OVERVIEW

IDACORP is committed to its focus on competitive total returns and generating long-term value for shareholders. IDACORP’s business strategy emphasizes Idaho Power as IDACORP’s core business, since Idaho Power’s regulated electric utility operations are the primary driver of IDACORP’s operating results. This strategy is described in Part I, Item 1 - "Business - Business Strategy" of this report. Examples of IDACORP's and Idaho Power's achievements, notable events, milestones, and recognitions during 2023 include:

•IDACORP achieved net income growth for a sixteenth consecutive year. Idaho Power achieved a 9.4 percent return on year-end equity in the Idaho jurisdiction without the need to amortize additional ADITCs available under its Idaho regulatory mechanism, described in Note 3 – “Regulatory Matters” to the consolidated financial statements included in this report.
•Idaho Power continues to focus on timely recovery of costs and earning a reasonable return on investment. In December 2023, the IPUC approved a settlement stipulation publicly filed by Idaho Power, the Staff of the IPUC, and intervening parties (2023 Settlement Stipulation) related to the Idaho general rate case that Idaho Power had filed in June 2023. Also, in December 2023 Idaho Power filed a general rate case with the OPUC. The general rate case filings and 2023 Settlement Stipulation are described more fully in Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report and in "Regulatory Matters" in this MD&A.
•Idaho Power's customer count grew 2.4 percent in 2023 and Idaho Power's MWh sales to retail customers in 2023 were the second highest in its history, only behind 2022.
•In 2023, Idaho Power’s reliability metrics continued to be among the best in company history, as Idaho Power provided uninterrupted service to its retail customers 99.97 percent of the time.
•In September 2023, Idaho Power filed its 2023 IRP with the IPUC and OPUC. The 2023 IRP preferred resource portfolio plans for a significant increase in energy and capacity resources over the next 20 years to meet growing demand, primarily solar, wind, and battery resource additions. In addition, the preferred resource portfolio includes conversions of multiple jointly-owned coal-fired generation units to natural gas-fired generation units. To support the resource additions, the preferred portfolio also includes the Boardman-to-Hemingway transmission line with an in-service date in 2026 and three Gateway West transmission line segments phased in with in-service dates from 2028 through 2040.
•In September 2023, IDACORP's board of directors approved a 5.1 percent increase in the regular quarterly cash dividend on IDACORP’s common stock from $0.79 per share to $0.83 per share, as a part of a 177 percent increase in quarterly dividends approved over the last twelve years.
•In March 2023, Idaho Power executed an agreement with the BPA to transfer BPA's 24 percent interest in the Boardman-to-Hemingway transmission line project to Idaho Power, bringing Idaho Power's interest in the project to

45 percent. In June 2023, both the IPUC and OPUC granted certificates of public convenience and necessity (CPCNs) related to the construction of the Boardman-to-Hemingway transmission line, and Idaho Power plans to begin construction in 2024.
•In April 2023, Idaho Power entered into a 20-year agreement to utilize the storage capacity from a 150-MW battery storage facility scheduled to be online in June 2025. Idaho Power intends for this capacity to supplement 304 MW of company-owned storage that it expects to be online by the end of 2025. In 2023, 131 MW of company-owned battery storage were installed.
•Idaho Power issued a formal RFP in April 2023, soliciting bids for new energy and capacity resources as well as energy that can be delivered via transmission, beginning in 2026. At the time of the RFP issuance, Idaho Power’s long-range planning process had identified a potential need in 2026 and 2027 of approximately 350 MW of peak capacity, which could be met by approximately 1,100 MW of variable energy resources. RFP procurement decisions will be based on the most up-to-date energy and capacity need information. The RFP provides that a portion of these resources may be transmitted via the Boardman-to-Hemingway transmission line project, which Idaho Power plans to have in-service as early as late 2026. Idaho Power anticipates completing the RFP process in the first half of 2024.

Summary of 2023 Financial Results

The following is a summary of Idaho Power's net income, net income attributable to IDACORP, and IDACORP's earnings per diluted share for the years ended December 31, 2023, 2022, and 2021 (in thousands, except earnings per share amounts):

	Year Ended December 31,
	2023	2022	2021
Idaho Power net income	$256,810	$254,867	$243,225
Net income attributable to IDACORP, Inc.	$261,195	$258,982	$245,550
Average outstanding shares – diluted (000’s)	50,806	50,699	50,645
IDACORP, Inc. earnings per diluted share	$5.14	$5.11	$4.85

The table below provides a reconciliation of net income attributable to IDACORP for the year ended December 31, 2023, from the year ended December 31, 2022 (items are in millions and are before tax unless otherwise noted):

Net income attributable to IDACORP, Inc. - December 31, 2022		$259.0
Increase (decrease) in Idaho Power net income:
Customer growth, net of associated power supply costs and power cost adjustment mechanisms	15.7
Usage per retail customer, net of associated power supply costs and power cost adjustment mechanisms	(31.3)
Idaho FCA revenues	15.1
Retail revenues per MWh, net of associated power supply costs and power cost adjustment mechanisms	11.0
Transmission wheeling-related revenues	(0.2)
Other O&M expenses	(0.5)
Depreciation expense	(25.3)
Other changes in operating revenues and expenses, net	1.7
Decrease in Idaho Power operating income	(13.8)
Non-operating expense, net	4.7
Income tax expense	11.0
Total increase in Idaho Power net income		1.9
Other IDACORP changes (net of tax)		0.3
Net income attributable to IDACORP, Inc. - December 31, 2023		$261.2

IDACORP's net income increased $2.2 million for 2023 compared with 2022, due primarily to higher net income at Idaho Power.

Idaho Power's customer growth of 2.4 percent added $15.7 million to Idaho Power's operating income in 2023 compared with 2022. Lower sales volumes on a per-customer basis among all customer classes, but more significantly among residential and irrigation customers, decreased operating income by $31.3 million in 2023 compared with 2022. More moderate temperatures and greater precipitation in Idaho Power's service area during 2023, compared with 2022, led residential customers to use less energy per customer for cooling and heating and agricultural irrigation customers to use less energy per customer to operate irrigation pumps. The negative revenue impact of the decrease in sales volumes per residential and small commercial customer was partially offset by the FCA mechanism, which increased revenues in 2023 by $15.1 million compared with 2022.

The net increase in retail revenues per MWh, net of associated power supply costs and power cost adjustment mechanisms, increased operating income by $11.0 million in 2023 compared with 2022. The net increase in retail revenues per MWh was primarily due to the June 1, 2022, rate increase for Idaho Power’s Idaho retail customers related to an order from the IPUC that authorized Idaho Power to accelerate the depreciation on and recover through 2030 the net book value of coal-related assets at Idaho Power's jointly-owned Jim Bridger plant, as of December 31, 2020, plus forecasted plant investments (Bridger Order).

Other O&M expenses were relatively flat in 2023 compared with 2022, as inflationary pressures on labor-related costs were mostly offset by lower expenses from scheduled cyclical plant maintenance projects, as well as the timing of regulatory deferrals and payment credits received related to a jointly-funded infrastructure project.

Depreciation expense increased $25.3 million due partially to an increase in plant-in-service. In addition, the increase was partially due to the impacts of the Bridger Order. The Bridger Order resulted in Idaho Power recording the deferral of certain depreciation expense in the second quarter of 2022, reducing depreciation expense in that year.

Non-operating expense, net, decreased $4.7 million in 2023 compared with 2022. AFUDC increased as the average construction work in progress balance was higher throughout 2023 compared with 2022. Also, interest and investment income increased due to higher interest rates and higher average cash and cash equivalents balances. These increases were partially offset by higher interest expense on long-term debt and other liabilities in 2023 compared with 2022.

The $11.0 million decrease in Idaho Power income tax expense in 2023 compared with 2022 was primarily due to plant-related tax adjustments at Idaho Power.

2024 Initiatives and Strategy

IDACORP’s strategy is focused on four areas: keeping employees safe and engaged, growing financial strength, improving Idaho Power's core business, and enhancing Idaho Power’s brand. IDACORP's directors have reviewed and affirmed IDACORP’s long-term strategy. In executing on these four strategic cornerstones, IDACORP seeks to balance the interests of shareowners, Idaho Power customers, employees, and other stakeholders. Idaho Power is committed to working for strong, sustainable financial results by continuing to safely provide reliable, affordable, clean energy to its customers from diversified generation resources, including an increasingly clean portfolio of generation as Idaho Power works toward its “Clean Today. Cleaner Tomorrow.®” goal of 100% clean energy by 2045. More specific information on IDACORP’s strategy is included in Item 1 – “Business,” in this report.

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

•Regulation of Rates and Cost Recovery; General Rate Case Filings: The prices that Idaho Power is authorized to charge for its electric and transmission service are a critical factor in determining IDACORP's and Idaho Power's results of operations and financial condition. Those rates are established by state regulatory commissions and the FERC and are intended to allow Idaho Power an opportunity to recover its expenses and earn a reasonable return on investment. Idaho Power focuses on the prudent management of expenses and investments and on the timely recovery of its costs through filings with its regulators.

In December 2023, the IPUC approved the 2023 Settlement Stipulation between Idaho Power, the Staff of the IPUC, and intervening parties related to the Idaho general rate case filed by Idaho Power in June 2023. New tariff schedules resulting from the 2023 Settlement Stipulation are designed to increase annual Idaho-jurisdictional retail revenue by $54.7 million, or 4.25 percent, and became effective January 1, 2024. The $54.7 million of additional annual revenue is net of a PCA rate decrease of $168.3 million and a reduction to annual energy efficiency rider collection of $3.5 million, each of which was transferred into base rates. The 2023 Settlement Stipulation also included a 9.6 percent return on equity and a 7.247 percent authorized rate of return based on a non-specified cost of debt and capital structure, applied to an Idaho-jurisdictional rate base of approximately $3.8 billion, excluding coal-related assets at the Jim Bridger plant and North Valmy plant which are recovered under separate regulatory mechanisms. Idaho Power also made a general rate case filing in Oregon in December 2023 and expects the full processing of that general rate case will take approximately ten months. The general rate case filings and the 2023 Settlement Stipulation are described more fully in Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report and in "Regulatory Matters" in this MD&A. Several factors impacted Idaho Power’s need to file its general rate cases including the increase in depreciation expense from plant in service, the significant amounts of capital expenditures Idaho Power made since its last general rate case filed in 2011, the financing costs for capital expenditures in a higher interest-rate environment, and, to a lesser extent, inflationary pressures on other O&M expenses. Due to the continuing impact of many of these same factors and the effect of regulatory lag, on February 14, 2024, Idaho Power provided notice to the IPUC of its intent to file a general rate case or limited issue rate proceeding in Idaho on or after June 1, 2024.

•Rate Base Growth and Infrastructure Investment: The rates established by the IPUC, OPUC, and FERC are determined with the intent to provide an opportunity for Idaho Power to recover authorized operating expenses and depreciation and earn a reasonable return on “rate base.” Rate base is generally determined by reference to the original cost (net of accumulated depreciation) of utility plant in service and certain other assets, subject to various adjustments for deferred income taxes and other items. Over time, rate base is increased by additions to utility plant in service and reduced by depreciation of utility plant and write-offs as authorized by the IPUC and OPUC. Idaho Power is pursuing significant enhancements to its utility infrastructure in an effort to maintain system reliability, ensure an adequate supply of electricity, and provide service to new customers, including major ongoing transmission projects such as the Boardman-to-Hemingway and Gateway West projects. Idaho Power's existing hydropower and thermal generation facilities also require continuing upgrades and equipment replacement, and Idaho Power is undertaking a significant relicensing effort for the HCC, its largest hydropower generation resource. Idaho Power intends to pursue timely inclusion of any significant completed capital projects into rate base as part of a future general rate case or other appropriate regulatory proceeding, but the company incurs the cash requirements of constructing and the costs of financing those resources before they are in rates and customer revenues.

Idaho Power expects its capital expenditures on infrastructure investments in the next five years or more will be considerable as it works to address projected energy and capacity deficits. For more information about forecasted capital expenditures and expected rate base growth, see the "Liquidity and Capital Resources" section of this MD&A.

•Economic Conditions and Loads: Economic conditions impact consumer demand for energy, revenues, collectability of accounts, the volume of wholesale energy sales, and the need to construct and improve infrastructure, purchase power, and implement programs to meet customer load demands. In recent years, Idaho Power has seen significant growth in the number of customers in its service area. In 2023, Idaho Power's customer count grew by 2.4 percent. While recessionary or volatile economic conditions could slow the rate of customer growth in the near-term, Idaho Power expects its number of customers and, to a greater extent its load due to anticipated commercial and industrial customer growth, to increase in the foreseeable future.

Idaho Power filed its most recent IRP with the IPUC and OPUC in September 2023. The 2023 IRP assumes a forecasted annual growth in retail MWh sales of 5.5 percent and a forecasted annual growth in peak-hour demand of 3.7 percent over the upcoming 5-year period. For more information on the 2023 IRP, refer to "Resource Planning" in Item 1 – "Business." Customer growth has contributed to increases in peak loads experienced in recent years. For example, Idaho Power's highest all-time winter peak demand of 2,719 MW occurred on January 16, 2024. Idaho Power believes that existing and sustained growth in customers, load, and peak demand for electricity, along with changes in the regional transmission markets that have constrained the availability of transmission outside Idaho Power’s service area to import energy during peak load periods, require that Idaho Power increase its investment in capacity resources, transmission, and distribution infrastructure. This includes the Boardman-to-Hemingway and Gateway West transmission projects, along with other capacity, energy, and transmission resources. This includes those contemplated by the resource procurements described in the "Liquidity and Capital Resources" in this MD&A.

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

Further, as Idaho Power's hydropower facilities comprise over one-half of Idaho Power's nameplate generation capacity, precipitation levels impact the mix of Idaho Power's generation resources. When hydropower generation decreases, Idaho Power must rely on more expensive generation resources and purchased power. When favorable hydropower generating conditions exist for Idaho Power, they also may exist for other Pacific Northwest hydropower facility operators, lowering regional wholesale market prices and impacting the revenue Idaho Power receives from wholesale energy sales. Much of the adverse or favorable impact of this volatility is addressed through the Idaho and Oregon power cost adjustment mechanisms, which lessen the potential earnings benefit or detriment of volatile hydrological conditions and their impact on overall power supply costs. For 2024, Idaho Power expects generation from its hydropower resources to be in the range of 5.5 million to 7.5 million MWh, compared with 6.5 million MWh in 2023 and average total annual hydropower generation of approximately 7.6 million MWh over the last 30 years.

•Mitigation of Impact of Fuel and Purchased Power Expense: In addition to hydropower generation, Idaho Power relies significantly on natural gas and coal to fuel its generation facilities, long-term power purchase agreements (including PURPA agreements), and power purchases in the wholesale markets. Fuel costs are impacted by electricity sales volumes, the terms and conditions of contracts for fuel, Idaho Power's generation capacity, the availability of hydropower generation resources, transmission capacity, energy market prices, and Idaho Power's hedging program for managing fuel costs. Purchased power costs are impacted by the terms and conditions of contracts for purchased power, the rate of expansion of alternative energy generation sources such as wind or solar energy, generation resource maintenance outages, wholesale energy market prices, transmission availability, and the outcome of Idaho Power’s hedging programs. The Idaho and Oregon power cost adjustment mechanisms mitigate in large part the potential adverse earnings impacts to Idaho Power of fluctuations in power supply costs. However, collection from customers or return to customers of most of the difference between actual power supply costs compared with those included in retail rates is deferred to a subsequent period, which can affect Idaho Power’s operating cash flow and liquidity until those costs are recovered from or returned to customers.

•Regulatory and Environmental Compliance Costs; Coal Plant Retirements: Idaho Power is subject to extensive federal and state laws, policies, and regulations, as well as regulatory actions and audits by agencies and quasi-governmental agencies, including the FERC, the North American Electric Reliability Corporation, and the Western Electricity Coordinating Council. Compliance with these requirements directly influences Idaho Power's operating environment and affects Idaho Power's operating costs. Moreover, environmental laws and regulations may increase the cost of constructing new facilities, may increase the cost of operating generation plants, may require that Idaho Power install additional pollution control devices at existing generating plants, may result in penalties for non-compliance, even where inadvertent, or may require that Idaho Power curtail or cease operating certain generation plants. Idaho Power expects to spend significant amounts on environmental compliance and controls for the foreseeable future. Due to economic factors in part associated with the costs of compliance with environmental regulation, Idaho Power accelerated the retirement date of its jointly-owned coal-fired generating plant in North Valmy, Nevada (North Valmy plant), ceasing coal-fired operations at one unit in 2019 and planning to cease its participation in coal-fired operations at the remaining unit by year-end 2025. Idaho Power's jointly-owned coal plant in Boardman, Oregon, ceased operations as planned in October 2020. In 2022, the IPUC approved Idaho Power's request to allow the coal-related assets at the Jim Bridger plant to be fully depreciated and recovered by end-of-year 2030. Idaho Power's 2023 IRP identified a preferred resource portfolio and action plan that includes the conversion from coal to natural gas of two units at the Jim Bridger plant in 2024, the two units at the North Valmy plant in 2026, and the remaining two units at the Jim Bridger plant in 2030. For more information on the 2023 IRP, refer to "Resource Planning" in Item 1 – "Business" of this report.

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

•Wildfire Mitigation Efforts: In recent years, the western United States has experienced an increasing trend in the degree of annual destruction from wildfires. A variety of factors have contributed to this trend including climate change, increased wildland-urban interfaces, historical land management practices, and overall wildland and forest health. While Idaho Power has not experienced to date the extent of catastrophic wildfires within its service area that have occurred in California and elsewhere in the western United States, Idaho Power is taking a proactive approach to wildfire threat in its service area and transmission corridors. Idaho Power has adopted a WMP that outlines actions Idaho Power is taking or is working to implement in the future to reduce wildfire risk and to strengthen the resiliency of its transmission and distribution system to wildfires. Idaho Power's approach to achieve these objectives includes identifying areas subject to elevated risk; system hardening programs, vegetation management, and field personnel practices to mitigate wildfire risk; incorporating current and forecasted weather and field conditions into operational practices; PSPS protocols; and evaluating the performance and effectiveness of the strategies identified in the WMP through metrics and monitoring. Idaho Power has a regulatory mechanism which allows the company to defer, for future amortization, the Idaho jurisdictional share of actual incremental O&M expenses necessary to implement the WMP. The WMP regulatory deferral is described in more detail in the "Regulatory Matters" section of this MD&A.

RESULTS OF OPERATIONS

This section of MD&A takes a closer look at the significant factors that affected IDACORP’s and Idaho Power’s earnings. In this analysis, the results for 2023 are compared with 2022.

The table below presents Idaho Power’s energy sales and supply (in thousands of MWh) for the last two years ended December 31.

	2023	2022
Retail energy sales	15,515	15,822
Wholesale energy sales	840	427
Energy sales bundled with RECs	1,255	892
Total energy sales	17,610	17,141
Hydropower generation	6,548	5,347
Coal-fired generation	2,473	3,657
Natural gas-fired and other generation	2,917	2,319
Total system generation	11,938	11,323
Purchased power	7,027	7,178
Line losses	(1,355)	(1,360)
Total energy supply	17,610	17,141

For purposes of illustration, Boise, Idaho weather-related information for the last two years ended December 31 is presented in the table that follows.

	2023	2022	Normal(2)
Heating degree-days(1)	5,042	5,797	5,321
Cooling degree-days(1)	1,342	1,401	1,045
Precipitation (inches)	13.8	12.7	11.5

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

Sales Volume and Generation: In 2023, retail sales volumes decreased 2 percent compared with the prior year, primarily due to weather variations that caused lower usage per customer. Greater precipitation and more moderate temperatures in Idaho Power's service area during 2023 led agricultural irrigation customers to use less energy per customer to operate irrigation pumps and residential and commercial customers to use less energy per customer for cooling and heating purposes compared with 2022. The decrease in usage per customer was partially offset by customer growth, as the number of Idaho Power customers grew by 2.4 percent in 2023. For more information on the changes in sales volume, see the "Operating Revenues" section below in this MD&A.

Total system generation increased 5 percent in 2023 compared with 2022, due primarily to higher natural gas generation and hydropower generation, partially offset by decreased coal-fired generation. For more information on the changes in sales volume, see the "Operating Expenses" section below in this MD&A.

The financial impacts of fluctuations in wholesale energy sales, purchased power, fuel expense, and other power supply-related expenses are addressed in Idaho Power's Idaho and Oregon power cost adjustment mechanisms, which are described below in "Power Cost Adjustment Mechanisms."

Operating Revenues

Retail Revenues: The tables below present Idaho Power’s retail revenues (in thousands), MWh sales (in thousands), and number of retail customers for the last two years ended December 31.

	2023	2022
Retail revenues:
Residential (includes $37,233 and $22,595, respectively, related to the FCA(1))	$684,649	$645,236
Commercial (includes $1,338 and $922, respectively, related to the FCA(1))	378,330	347,970
Industrial	244,538	217,368
Irrigation	173,929	170,964
Deferred revenue related to HCC relicensing AFUDC(2)	(8,780)	(8,780)
Total retail revenues	$1,472,666	$1,372,758
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

	MWh Sales		Retail Customers
	2023	2022	2023	2022
Residential	5,903	6,056	531,885	518,490
Commercial	4,269	4,306	78,586	77,306
Industrial	3,538	3,510	132	128
Irrigation	1,805	1,950	22,333	22,071
Total	15,515	15,822	632,936	617,995

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

Retail Revenues: Retail revenues increased $99.9 million in 2023 compared with 2022. The primary factors affecting retail revenues during the period were the following:

•Rates: Customer rates, excluding collections of amounts related to the power cost adjustment mechanisms, increased retail revenues by $11.0 million in 2023 compared with 2022, due primarily to the June 1, 2022 rate increase for Idaho Power’s Idaho retail customers related to the Bridger Order. Customer rates also include the collection from customers of amounts related to the power cost adjustment mechanisms, which increased revenues by $98.5 million in 2023 compared with 2022. The adjustments related to the Idaho-jurisdiction PCA in rates do not have a significant effect on operating income as a corresponding amount is recorded in expense in the same period it is collected through rates.

•Customers: Customer growth of 2.4 percent increased retail revenues by $26.7 million in 2023 compared with 2022.

•Usage: Decreased usage (on a per customer basis) in all customer classes decreased retail revenues by $51.4 million during 2023 compared with 2022. Milder temperatures during 2023, compared with temperatures during 2022, led retail customers to use less energy per customer for cooling and heating. More precipitation during the spring and late summer of 2023, compared with the same period of 2022, led agricultural irrigation customers to use 7 percent less energy per customer to operate irrigation pumps during 2023. Heating degree-days in Boise, Idaho, were 13 percent lower during 2023 compared with 2022, and 5 percent lower than normal. Also, cooling degree-days in Boise, Idaho, were 4 percent lower during 2023 compared with 2022 and 28 percent above normal.

•Idaho FCA Revenues: The FCA mechanism, applicable to Idaho residential and small commercial customers, adjusts revenue each year to accrue, or defer, the difference between the authorized fixed-cost recovery amount per customer and the actual fixed costs per customer recovered by Idaho Power through volume-based rates during the year. Lower usage (on a per customer basis) by residential and small commercial customers during 2023 increased the amount of FCA revenue accrued by $15.1 million, compared with 2022.

Wholesale Energy Sales: Wholesale energy sales consist primarily of long-term sales contracts, opportunity sales of surplus system energy, and sales into the western EIM, and do not include derivative transactions. The table below presents Idaho Power’s wholesale energy sales for the last two years ended December 31 (in thousands, except for revenue per MWh amounts).

	2023	2022
Wholesale energy revenues	$63,421	$66,519
Wholesale MWh sold	840	427
Wholesale energy revenues per MWh	$75.50	$155.78

In 2023, wholesale energy revenue decreased by $3.1 million, or 5 percent, compared with 2022, as higher wholesale energy sales volumes were more than offset by lower wholesale market prices. The increase in wholesale energy volumes sold during 2023, was partially due to energy originally purchased under derivative forward contracts to be bundled with RECs, but the energy was ultimately sold in the wholesale markets. Those sales increased wholesale energy revenues by $16.7 million in 2023, and a corresponding amount was recorded in purchased power on the consolidated statements of income. The financial impacts of fluctuations in wholesale energy sales are largely mitigated by Idaho Power's Idaho and Oregon power cost adjustment mechanisms, which are described below in "Power Cost Adjustment Mechanisms" in this MD&A.

Energy Efficiency Program Revenues: In both Idaho and Oregon, energy efficiency riders fund energy efficiency program expenditures. Expenditures funded through the riders are reported as an operating expense with an equal amount recorded in revenues, resulting in no net impact on earnings. The cumulative variances between expenditures and amounts collected through the riders are recorded as regulatory assets or liabilities. A liability balance indicates that Idaho Power has collected more than it has spent and an asset balance indicates that Idaho Power has spent more than it has collected. At December 31, 2023, Idaho Power's energy efficiency rider balances were a $0.7 million regulatory liability in the Idaho jurisdiction and a $0.8 million regulatory liability in the Oregon jurisdiction.

Operating Expenses

Purchased Power: The table below presents Idaho Power’s purchased power expenses and volumes for the last two years ended December 31 (in thousands, except for per MWh amounts).

	2023	2022
Purchased power expense	$501,531	$544,345
MWh purchased	7,027	7,178
Average cost per MWh	$71.37	$75.84

Purchased power expense decreased $42.8 million, or 8 percent, in 2023 compared with 2022. The decrease in purchased power expense in 2023 is primarily due to lower wholesale energy market prices as milder summer and winter weather resulted in lower demand and lower fuel costs (natural gas and coal) in the wholesale markets in the region. For further information on purchased power activities, see Part I, Item 1 – Utility Operations – "Power Supply – Purchased Power."

Fuel Expense: The table below presents Idaho Power’s fuel expenses and thermal generation for the last two years ended December 31 (in thousands, except for per MWh amounts).

	Fuel Expense		MWh Generated		Cost per MWh
	2023	2022	2023	2022	2023	2022
Coal	$95,499	$105,552	2,473	3,657	$38.62	$28.86
Natural gas(1)	179,906	124,658	2,917	2,319	$61.68	$53.76
Total/Weighted average, all	$275,405	$230,210	5,390	5,976	$51.10	$38.52

(1) Includes a negligible amount of expense and generation related to the Salmon diesel-fired generation plant.

The majority of the fuel for Idaho Power’s jointly-owned coal-fired plants is purchased through long-term contracts, including purchases from BCC, a one-third owned investment of IERCo. The price of coal from BCC is subject to fluctuations in mine operating expenses, geologic conditions, and production levels. BCC supplies the majority of the coal used by the Jim Bridger plant and BCC does not have significant sales to third parties. Natural gas is mainly purchased on the regional wholesale spot market at published index prices. In addition to commodity (variable) costs, both natural gas and coal expenses include costs that are more fixed in nature for items such as capacity charges, transportation, and fuel handling. Period to period variances in fuel expense per MWh are noticeably impacted by these fixed charges when generation output is substantially different between the periods.

Fuel expense increased $45.2 million, or 20 percent, in 2023 compared with 2022, despite lower total thermal generation. The increase in fuel expense was primarily due to higher coal purchase prices and higher natural gas market prices in 2023, which resulted in an increase in the average cost per MWh of coal and natural gas generation. The mix of Idaho Power's thermal generation between natural gas and coal in 2023 compared with 2022 was affected by fluctuations in natural gas prices and coal supply constraints.

Included in fuel expense are losses and gains on settled financial gas hedges entered into in accordance with Idaho Power's energy risk management policy. In 2023, losses on financial gas hedges of $16.2 million increased natural gas fuel expense. In 2022, gains on financial gas hedges of $68.5 million reduced natural gas fuel expense. Most of these realized hedging losses and gains are passed on to customers through the power cost adjustment mechanisms described below.

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

The table below presents the components of the Idaho and Oregon power cost adjustment mechanisms for the last two years ended December 31 (in thousands).

	2023	2022
Idaho power supply cost deferral	$(66,728)	$(116,994)
Oregon power supply cost accrual (deferral)	1,169	(1,079)
Amortization of prior year authorized balances	72,444	17,414
Total power cost adjustment (income statement)	$6,885	$(100,659)

The power supply (deferrals) accruals represent the portion of the power supply cost fluctuations (deferred) accrued under the power cost adjustment mechanisms. When actual power supply costs are lower than the amount forecasted in power cost adjustment rates, most of the difference is accrued as an increase to a regulatory liability or decrease to a regulatory asset. When actual power supply costs are higher than the amount forecasted in power cost adjustment rates, most of the difference is deferred as an increase to a regulatory asset or decrease to a regulatory liability. During 2023, higher fuel costs partially offset by lower purchased power expense led to higher actual power supply costs compared with the forecasted amount, which resulted in the deferral of power supply costs. The amortization of the prior year’s balances represents the offset to the amounts being collected or refunded in the current power cost adjustment year that were deferred or accrued in the prior power cost adjustment year (the true-up component of the power cost adjustment mechanism).
Other Operations and Maintenance Expenses: Other O&M expenses increased $0.5 million in 2023 compared with 2022, as inflationary pressures on labor-related costs were mostly offset by lower expenses from scheduled cyclical plant maintenance projects as well as the timing of regulatory deferrals and payment credits received related to a jointly funded infrastructure project.

Income Taxes

IDACORP's and Idaho Power's 2023 income tax expense decreased $10.5 million and $11.0 million, respectively, when compared with 2022. The decreases were primarily due to plant-related tax adjustments at Idaho Power. For additional information relating to IDACORP's and Idaho Power's income taxes, see Note 2 - “Income Taxes” to the consolidated financial statements included in this report.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Idaho Power continues to pursue significant enhancements to its utility infrastructure in an effort to ensure an adequate supply of electricity, to provide service to new customers, and to maintain system reliability. Idaho Power's existing hydropower and thermal generation facilities also require continuing upgrades and component replacement. Cash capital expenditures, excluding AFUDC and net costs of removing assets from service, were $591 million in 2023 and $419 million in 2022. Idaho Power expects an increase in capital expenditures over the next several years, with estimated total capital expenditures of up to $4.4 billion over the period from 2024 through 2028.

Idaho Power funds its liquidity needs for capital expenditures through cash flows from operations, debt offerings, commercial paper markets, credit facilities, and capital contributions from IDACORP.

As of February 9, 2024, IDACORP's and Idaho Power's access to debt, equity, and credit arrangements included:

•their respective $100 million and $400 million revolving Credit Facilities;
•IDACORP's shelf registration statement filed with the SEC on May 16, 2022, which may be used for the issuance of debt securities and common stock;

•Idaho Power's shelf registration statement filed with the SEC on May 16, 2022, which may be used for the issuance of first mortgage bonds and debt securities; $280 million remains available for issuance pursuant to state regulatory authority;
•IDACORP's and Idaho Power's issuance of commercial paper, which may be issued up to an amount equal to the available credit capacity under their respective credit facilities; and
•IDACORP's forward sale agreements (FSA), which may be physically settled with common stock in exchange for net proceeds, which as of February 9, 2024, would be approximately $291 million.

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

In September 2023, Idaho Power issued $350 million of 5.80% first mortgage bonds, secured medium-term notes, Series M, maturing in April 2054 with the proceeds used for general corporate purposes, including funding its capital projects.

In November 2023, IDACORP entered into FSAs in connection with a completed $299 million public offering of approximately 3.2 million shares of its common stock. IDACORP may settle the agreements at any time up to the maturity date of November 7, 2024. Depending on settlement timing, if IDACORP elects to physically settle by delivering shares of common stock, cash proceeds are expected to be approximately $290 million to $295 million. The proceeds are expected to be used for general corporate purposes, including funding Idaho Power's capital projects. For more detailed information about IDACORP's FSAs, see Note 6 - "Common Stock" to the consolidated financial statements included in this report.

IDACORP and Idaho Power monitor capital markets with a view toward favorable debt and equity transactions, taking into account current and potential future long-term needs. As a result, IDACORP may issue debt securities or common stock, and Idaho Power may issue debt securities or first mortgage bonds, if the companies believe terms available in the capital markets are favorable and that issuances would be financially prudent. Idaho Power also periodically analyzes whether partial or full early redemption of one or more existing outstanding series of first mortgage bonds is desirable, and in some cases, may refinance indebtedness with new indebtedness. In January 2024, IDACORP began using original issuances of shares for its dividend reinvestment and stock purchase plan and also intends to use original issuances of IDACORP shares for share purchases within Idaho Power's employee savings plan going forward. IDACORP may discontinue using original issuances of shares for its dividend reinvestment and stock purchase plan and/or the employee savings plan at any time.

Based on planned capital expenditures and other O&M expenses, the companies believe they will be able to meet capital and debt service requirements and fund corporate expenses during at least the next twelve months and thereafter for the foreseeable future with a combination of existing cash, operating cash flows generated by Idaho Power's utility business, availability under existing credit facilities, access to commercial paper, short-term, and long-term debt markets, and equity issuances.

IDACORP and Idaho Power generally seek to maintain capital structures of approximately 50 percent debt and 50 percent equity. Maintaining this ratio influences IDACORP's and Idaho Power's debt and equity issuance decisions. As of December 31, 2023, IDACORP's and Idaho Power's capital structures, as calculated for purposes of applicable debt covenants, were as follows:

	IDACORP	Idaho Power
Debt	50%	51%
Equity	50%	49%

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
IDACORP’s and Idaho Power’s operating cash inflows in 2023 were $267 million and $207 million, respectively, a decrease of $84 million and $174 million for IDACORP and Idaho Power, respectively, when compared with 2022. With the exception of cash flows related to income taxes, IDACORP's operating cash flows are principally derived from operating cash flows from Idaho Power. Significant items that affected the companies' operating cash flows in 2023 when compared with 2022 were as follows:

•a $2 million increase in IDACORP and Idaho Power net income, respectively;
•changes in regulatory assets and liabilities, mostly related to the relative amounts of costs deferred and collected under the Idaho PCA, FCA, and wildfire mitigation, increased operating cash inflows by $75 million;
•changes in deferred taxes and taxes accrued and receivable combined to increase operating cash flows for IDACORP and Idaho Power by $32 million and $38 million, respectively;
•contributions to pension and postretirement benefits plans decreased IDACORP and Idaho Power cash flows by $11 million;
•changes in distributions from equity-method investments, primarily related to IERCo, a wholly-owned subsidiary of Idaho Power, decreased IDACORP and Idaho Power cash flows by $9 million and $10 million, respectively; and
•changes in working capital balances due primarily to timing, including fluctuations in accounts receivable and unbilled revenues, materials, supplies, and fuel stock, accounts and wages payable, and other assets and liabilities, as follows:
◦the timing of collections of accounts receivable and unbilled revenues increased operating cash flows by $64 million for IDACORP and $63 million for Idaho Power;
◦the changes in materials, supplies, and fuel stock decreased operating cash flows by $42 million for IDACORP and Idaho Power, which was primarily due to an increase in material and supply inventory offset by the timing of purchases and consumption of coal at Idaho Power's jointly-owned coal-fired generating plants;
◦the changes in accounts and wages payable decreased operating cash flows by $194 million for IDACORP and $288 million for Idaho Power, which was primarily due to an increase in power supply costs and associated timing of payments, and includes a $94 million difference between IDACORP and Idaho Power related to intercompany estimated tax payments; and
◦the changes in other assets and liabilities, which includes accrued paid time off and leave, customer deposits, accrued interest, and other miscellaneous liabilities, decreased operating cash flows by $12 million for IDACORP and Idaho Power.

Investing Cash Flows

Investing activities consist primarily of capital expenditures related to new construction of, and improvements to, Idaho Power’s power supply, transmission, and distribution facilities. IDACORP's and Idaho Power's net investing cash outflows for 2023 were $590 million and $582 million, respectively. Investing cash outflows for 2023 and 2022 were primarily for construction of utility infrastructure needed to address Idaho Power’s customer growth, aging plant and equipment, and environmental and regulatory compliance requirements. Significant items and transactions that affected investing cash flows in 2023 and 2022 included:

•$611 million and $433 million, respectively, of additions to property, plant and equipment, including $112 million spent on battery storage projects, and at December 31, 2023, $31 million was accrued in accounts payable on their consolidated balance sheets related to battery payments;
•$27 million and $18 million, respectively, from Boardman-to-Hemingway project joint permitting participants relating to a portion of the permitting expenditures;
•$3 million and $10 million, respectively, of tax credit investments in affordable housing and other real estate, which provide a return principally by reducing federal and state income taxes through tax credits and accelerated tax depreciation benefits at IDACORP;

•$8 million in 2022 related to return of investment from IERCo, a wholly-owned subsidiary of Idaho Power;
•$11 million and $44 million in purchases of equity securities, respectively, $2 million and $31 million in purchases of held-to-maturity securities, respectively, and $9 million and $64 million in sales of equity securities, respectively, held in a rabbi trust, which is designated to provide funding for obligations related to Idaho Power's SMSP; and
•$25 million in 2022 of both purchases and sales of short-term investments at IDACORP.

Financing Cash Flows

Financing activities provide supplemental cash for both day-to-day operations and capital requirements as needed. IDACORP's and Idaho Power's net financing cash inflows for 2023 were $473 million and $538 million, respectively. Idaho Power funds liquidity needs for capital investment, working capital, managing commodity price risk, dividends, and other financial commitments through cash flows from operations, debt offerings, commercial paper markets, credit facilities, and capital contributions from IDACORP. IDACORP funds its cash requirements, such as payment of taxes, payment of dividends, capital contributions to Idaho Power, and non-utility expenses allocated to IDACORP, through cash flows from operations, commercial paper markets, sales of common stock, and credit facilities. Significant items and transactions that affected financing cash flows in 2023 were as follows:

•in 2023, Idaho Power issued $872 million in aggregate principal amount of first mortgage bonds, secured medium-term notes, as described above in this "Liquidity and Capital Resources" section;
•in 2023, Idaho Power repaid the entire $150 million in principal amount of a March 2022 term loan agreement and $75 million in principal amount of first mortgage bonds, secured medium-term notes at maturity, each as described above in this "Liquidity and Capital Resources" section; and
•IDACORP and Idaho Power paid dividends of $164 million and $102 million in 2023, respectively.

Financing Programs and Available Liquidity

IDACORP Equity Programs: IDACORP issued no equity securities in 2023 other than under its equity compensation plans. As described elsewhere in this MD&A, IDACORP has significant planned capital expenditures in the near-term, and the company plans to issue approximately 3.2 million shares of common stock during 2024 under the FSAs. See Note 6 - "Common Stock" to the consolidated financial statements included in this report. Depending on market conditions, its financial and regulatory strategy, and other factors, IDACORP could determine to issue additional equity securities in 2024.

Term Loan Credit Agreement: In March 2022, Idaho Power entered into a term loan credit agreement (Term Loan Facility). The Term Loan Facility was a two-year senior unsecured term loan facility in the aggregate principal amount of $150 million. On March 31, 2023, Idaho Power repaid $100 million and on May 17, 2023, repaid $50 million principal amount to fully repay the Term Loan Facility.

Idaho Power First Mortgage Bonds: Idaho Power's issuance of long-term indebtedness is subject to the approval of the IPUC, OPUC, and WPSC. In May and June 2022, Idaho Power received orders from the IPUC, OPUC, and WPSC authorizing the company to issue and sell from time to time up to $1.2 billion in aggregate principal amount of debt securities and first mortgage bonds, subject to conditions specified in the orders. At December 31, 2023, $280 million remains available for debt issuance under the regulatory orders. In January 2024, Idaho Power submitted applications to the IPUC, OPUC, and WPSC requesting authorization to issue and sell from time to time up to $1.2 billion in aggregate principal amount of debt securities and first mortgage bonds, which if approved will replace the $280 million remaining on the 2022 orders. For more detailed information about Idaho Power First Mortgage Bonds, see Note 5 - "Long-term Debt" to the consolidated financial statements included in this report.

In December 2022, Idaho Power entered into a Bond Purchase Agreement with certain institutional purchasers, relating to the sale by the Idaho Power of $170 million in aggregate principal amount of first mortgage bonds, secured medium-term notes, Series N (Series N Notes). Also in December 2022, Idaho Power entered into the Fifty-second Supplemental Indenture, dated December 20, 2022, to the Indenture (Fifty-second Supplemental Indenture). The Fifty-second Supplemental Indenture provides for, among other items, the issuance of Series N Notes pursuant to the Indenture. The Series N Notes consist of four tranches of bonds, due in 2032, 2042, 2043, and 2053, respectively. The first two tranches were issued on December 22, 2022, and the third and fourth tranches were issued on March 8, 2023, each under the Indenture. Idaho Power used the proceeds of the sale of the Series N Notes for general corporate purposes, primarily related to the construction of a battery storage project. At December 31, 2023, $170 million in principal amount of Series N Notes had been issued and was outstanding. For more detailed information about the Series N Notes, see Note 5 - "Long-term Debt" to the consolidated financial statements included in this report.

IDACORP and Idaho Power Credit Facilities (Credit Facilities): In December 2023, IDACORP and Idaho Power entered into Credit Agreements for $100 million and $400 million Credit Facilities, respectively. These facilities replaced IDACORP's and Idaho Power's existing credit agreements, dated November 18, 2022, as amended. The IDACORP Credit Facility, which may be used for general corporate purposes, consists of a revolving line of credit not to exceed the aggregate principal amount at any one time outstanding of $100 million, including swingline loans in an aggregate principal amount at any time outstanding not to exceed $10 million, and letters of credit in an aggregate principal amount at any time outstanding not to exceed $50 million. The Idaho Power Credit Facility, which may be used for general corporate purposes, consists of a revolving line of credit, through the issuance of loans and standby letters of credit, not to exceed the aggregate principal amount at any one time outstanding of $400 million, including swingline loans in an aggregate principal amount at any time outstanding not to exceed $50 million, and letters of credit in an aggregate principal amount at any time outstanding not to exceed $50 million. IDACORP and Idaho Power have the right to request an increase in the aggregate principal amount of the facilities to $150 million and $600 million, respectively, in each case subject to certain conditions.

The IDACORP and Idaho Power Credit Facilities have similar terms and conditions. The interest rates for any borrowings under the facilities are based on either (1) a floating rate that is equal to the highest of the prime rate, federal funds rate plus 0.5 percent, or Adjusted Term SOFR plus 1.0 percent, or 1.0 percent, or (2) the Adjusted Term SOFR, plus, in each case an applicable margin, provided that the Adjusted Term SOFR will not be less than 0.0 percent. If during any period the SOFR rate is unavailable or unascertainable, an alternate benchmark rate selected by the administrative agent and the borrower would apply. The applicable margin is based on IDACORP's or Idaho Power's, as applicable, senior unsecured long-term indebtedness credit rating by rating agencies, as set forth on a schedule to the credit agreements. Under their respective Credit Facilities, the companies pay a facility fee on the commitment based on the respective company's credit rating for senior unsecured long-term debt. Both the IDACORP and Idaho Power Credit Facilities mature on December 8, 2028, and each contains the rights to request up to two one-year extensions, subject to certain conditions.

Each facility contains a covenant requiring each company to maintain a leverage ratio of consolidated indebtedness to consolidated total capitalization equal to or less than 65 percent as of the end of each fiscal quarter. In determining the leverage ratio, “consolidated indebtedness” broadly includes all indebtedness of the respective borrower and its subsidiaries, including, in some instances, indebtedness evidenced by certain hybrid securities (as defined in the credit agreement). “Consolidated total capitalization” is calculated as the sum of all consolidated indebtedness, consolidated stockholders' equity of the borrower and its subsidiaries, and the aggregate value of outstanding hybrid securities. At December 31, 2023, the leverage ratios for IDACORP and Idaho Power were 50 percent and 51 percent, respectively. IDACORP's and Idaho Power's ability to utilize their respective Credit Facilities is conditioned upon their continued compliance with the leverage ratio covenants included in the Credit Facilities. There are additional covenants, subject to exceptions, that prohibit certain mergers, acquisitions, and investments, restrict the creation of certain liens, and prohibit entering into any agreements restricting dividend payments from any material subsidiary. At December 31, 2023, IDACORP and Idaho Power believe they were in compliance with all of their respective Credit Facility covenants and, as of the date of this report, do not believe they will be in violation or breach of such covenants during 2024.

The events of default under the Credit Facilities include, without limitation, non-payment of principal, interest, or fees; materially false representations or warranties; breach of covenants; bankruptcy or insolvency events; condemnation of property; cross-default to certain other indebtedness; failure to pay certain judgments; change of control; failure of IDACORP to own free and clear of liens the voting stock of Idaho Power; the occurrence of specified events or the incurring of specified liabilities relating to benefit plans; and the occurrence of certain events related to the environment, subject, in certain instances, to cure periods.

Upon any event of default relating to the voluntary or involuntary bankruptcy of IDACORP or Idaho Power or the appointment of a receiver, the obligations of the lenders to make loans under the applicable facility and to issue letters of credit will automatically terminate and all unpaid obligations will become due and payable. Upon any other event of default, the lenders holding greater than 50 percent of the outstanding loans or greater than 50 percent of the aggregate commitments (required lenders), or the administrative agent with the consent of the required lenders, may terminate or suspend the obligations of the lenders to make loans under the facility and to issue letters of credit under the facility and/or declare the obligations to be due and payable. During an event of default under the facilities, the lenders may, at their option, increase the applicable interest rates then in effect and the letter of credit fee by 2.0 percentage points per annum. A ratings downgrade would result in an increase in the cost of borrowing but would not result in a default or acceleration of the debt under the facilities. However, if Idaho Power's ratings are downgraded below investment grade, Idaho Power must extend or renew its authority for borrowings under its IPUC and OPUC regulatory orders.

In November and December 2023, Idaho Power obtained approval from the IPUC, the OPUC, and the WPSC for unsecured short-term borrowings at any one time outstanding not to exceed $600 million through December 2030, subject to certain requirements under the order.

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

Available Short-Term Borrowing Liquidity

The following table outlines available short-term borrowing liquidity as of the dates specified (in thousands):

	December 31, 2023		December 31, 2022
	IDACORP(2)	Idaho Power	IDACORP(2)	Idaho Power
Revolving credit facility	$100,000	$400,000	$100,000	$300,000
Commercial paper outstanding	—	—	—	—
Identified for other use(1)	—	(19,885)	—	(19,885)
Net balance available	$100,000	$380,115	$100,000	$280,115

(1) American Falls bonds that Idaho Power could be required to purchase prior to maturity under the optional or mandatory purchase provisions of the bonds, if the remarketing agent for the bonds were unable to sell the bonds to third parties.
(2) Holding company only.

At February 9, 2024, IDACORP and Idaho Power had no loans outstanding under their respective revolving Credit Facilities and no commercial paper outstanding. The table below presents additional information about short-term commercial paper borrowing during the year ended December 31 (in thousands).

	2023		2022
	IDACORP(1)	Idaho Power	IDACORP(1)	Idaho Power
Commercial Paper:
Period end:
Amount outstanding	$—	$—	$—	$—
Weighted average interest rate	—%	—%	—%	—%
Daily average amount outstanding during the period	$—	$9,201	$—	$—
Weighted average interest rate during the period	—%	4.94%	—%	—%
Maximum month-end balance	$—	$110,000	$—	$—

(1) Holding company only.

Impact of Credit Ratings on Liquidity and Collateral Obligations

IDACORP’s and Idaho Power’s access to capital markets, including the commercial paper market, and their respective financing costs in those markets, depends in part on their respective credit ratings. The following table outlines the ratings of Idaho Power’s and IDACORP’s securities, and the ratings outlook, by Moody's and Standard & Poor’s Ratings Services as of the date of this report:

	Moody's		Standard & Poor's
	IDACORP	Idaho Power	IDACORP	Idaho Power
Rating Outlook	Stable	Stable	Stable	Stable
Issuer Rating/Corporate	Baa2	Baa1	BBB	BBB
First Mortgage Bonds	None	A2
Senior Secured Debt	None	A2	None	A-
Commercial Paper/Short-Term	P-2	P-2	A-2	A-2

These security ratings reflect the views of the ratings agencies. An explanation of the significance of these ratings may be obtained from each rating agency. Such ratings are not a recommendation to buy, sell, or hold securities. Any rating can be revised upward or downward or withdrawn at any time by a rating agency if it decides that the circumstances warrant the change.

Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties, which are discussed further in Part II - Item 7A "Quantitative and Qualitative Disclosures About Market Risk" included in this report.

Capital Requirements

Idaho Power's cash capital expenditures, excluding AFUDC, were $591 million during the year ended December 31, 2023. The cash expenditure amount excludes net costs of removing assets from service. The table below presents Idaho Power's estimated accrual-basis additions to property, plant, and equipment for 2024 through 2028 (in millions of dollars). The amounts in the table exclude AFUDC but include net costs of removing assets from service that Idaho Power expects would be eligible to be included in rate base in future rate case proceedings. Given the uncertainty associated with the timing of infrastructure projects and associated expenditures, actual expenditures and their timing could deviate substantially from those set forth in the table. The timing and amount of actual constructed projects and capital expenditures could be affected by Idaho Power’s ability to timely obtain labor or materials at reasonable costs, supply chain disruptions and delays, regulatory determinations, inflationary pressures, macroeconomic conditions, or other issues, including those described below.

	2024	2025	2026-2028
Expected capital expenditures (excluding AFUDC)	$925-975	$850-950	$2,000-2,500

Infrastructure Projects: A significant portion of expected capital expenditures included in the five-year forecast above relate to a large number of relatively small projects as Idaho Power continues to add to its system to accommodate growth and maintain reliability and operational effectiveness. These projects involve significant capital expenditures in the aggregate. Examples of anticipated system enhancements planned for 2024 through 2028 and estimated costs include the following:

•$140-$250 million per year for construction and replacement of transmission lines and stations other than the Boardman-to-Hemingway and Gateway West projects;
•$130-$175 million per year for construction and replacement of distribution lines and stations, including replacement of underground distribution cables;
•$10-$50 million per year for ongoing improvements and replacements at thermal plants;
•$80-$150 million per year for hydropower plant improvement programs, including relicensing costs; and
•$60-$75 million per year for general plant improvements, such as land and buildings, vehicles, information technology, and communication equipment.

Other Major Infrastructure Projects: Idaho Power has recently completed or is engaged in the development of a number of significant projects and has entered into arrangements with third parties for joint development of infrastructure projects. The most notable projects are described below.

Resource Additions to Address Projected Energy and Capacity Deficits: As noted previously, Idaho Power's existing and sustained growth in customers, load, and peak demand for electricity, along with transmission constraints, has created the need for Idaho Power to acquire significant generation, transmission, and storage resources to meet energy and capacity needs over the next several years. To help meet peak needs from 2023 through 2025, Idaho Power entered into contracts to purchase, own, and operate 304 MW of battery storage assets with expected useful lives of approximately 20 years, entered into a 20-year agreement to purchase the storage capacity from a 150-MW battery storage facility, and also entered into three power purchase agreements for the combined 340 MW output of planned third-party solar facilities with 20- and 25-year terms. As described in “Regulatory Matters” of this MD&A, Idaho Power plans to sell the output of two of these solar power purchase agreements totaling 240 MW exclusively to two large industrial customers under agreements modeled after Idaho Power’s Clean Energy Your Way program. The capital requirements table above includes capital expenditures of more than $220 million in the years 2024 through 2025 for resource additions to address projected energy and capacity deficits in those years. To help address the additional capacity deficits projected for 2026 through 2027, Idaho Power has issued an RFP for additional resources. The table above does not currently include any amounts for possible company-owned resources from the RFP to address projected deficits in 2026 or 2027. Depending on factors such as RFP results, the timing of project in-service dates, estimated load and resource balances and customer growth, the nature and quantity of resources owned versus acquired under power purchase agreements or similar agreements, and the outcome of regulatory proceedings, actual expenditures and their timing could deviate substantially from Idaho Power's expected expenditures.

Boardman-to-Hemingway Transmission Line: The Boardman-to-Hemingway line, a planned 300-mile, high-voltage transmission project between a substation near Boardman, Oregon, and the Hemingway substation near Boise, Idaho, is expected to provide transmission service to meet future resource needs. Material procurement and construction subcontract bid events are in progress. As a result of delays in issuing Notices to Proceed from state and federal agencies and obtaining right-of-way grants, Idaho Power expects construction will begin in 2024. Given the status of ongoing activities and the construction period, Idaho Power expects the in-service date for the transmission line will be no earlier than late 2026.

Until recently, Idaho Power had a joint funding agreement with PacifiCorp and BPA to pursue permitting of the project, with Idaho Power having an approximate 21 percent interest, BPA having an approximate 24 percent interest, and PacifiCorp having an approximate 55 percent interest in the permitting phase of the project. In March 2023, BPA, PacifiCorp, and Idaho Power signed various agreements to facilitate certain asset transfers and other coordination efforts among the parties as the transmission line moves toward construction. In particular, an agreement between Idaho Power and BPA transferred BPA’s total interest in the project to Idaho Power, increasing Idaho Power's interest to approximately 45 percent, and provided that Idaho Power will deliver long-term transmission service to BPA's customers across southern Idaho. The agreement also required BPA to make a $10 million security payment to Idaho Power. On Idaho Power's consolidated balance sheet, the agreement increased construction work in progress by $31 million for the acquired permitting interest, cash and cash equivalents by $10 million for the additional security payment, and other non-current liabilities by $41 million for Idaho Power's obligation to pay for the permitting interest and to return the security deposit to BPA. Payments to BPA for the permitting interest are expected to be made over a 15-year period beginning 10 years after energization of the transmission line project, while the security deposit is due to be returned to BPA upon energization.

Idaho Power has spent approximately $215 million, including Idaho Power's AFUDC, on the Boardman-to-Hemingway project through December 31, 2023. Pursuant to the terms of the joint funding arrangements, Idaho Power has received $124 million in reimbursement as of December 31, 2023, from project co-participants for their share of costs (including $31 million related to BPA's share, which was transferred to Idaho Power in March 2023 as part of the agreement described above) and continues to receive reimbursement as costs are incurred. PacifiCorp is obligated to reimburse Idaho Power for its share of any future project permitting expenditures or agreed upon early construction expenditures incurred by Idaho Power under the terms of the joint funding agreement. In June 2023, Idaho Power and PacifiCorp executed a construction funding agreement and filed it with the FERC. The agreement became fully effective in September 2023.

The permitting phase of the Boardman-to-Hemingway project was subject to federal review and approval by various federal agencies. Federal agency records of decision have been received and all lawsuits challenging the federal rights-of-way have been resolved. In the separate State of Oregon permitting process, the state's Energy Facility Siting Council (EFSC) approved Idaho Power's site certificate in September 2022. The Oregon Department of Energy subsequently issued a final order and site certificate. Idaho Power is pursuing multiple amendments to the site certificate to accommodate route changes and enhance constructability. In September 2023, EFSC approved Idaho Power's first amendment request. One party filed in Union County Circuit Court contesting the EFSC’s approval of the first amendment, which Idaho Power is seeking to remove to the appropriate venue to expedite review. Idaho Power submitted its preliminary request for a second amendment in June 2023, which remains pending. During the second quarter of 2023, the IPUC, OPUC, and WPSC granted Idaho Power and PacifiCorp their respective CPCNs related to the construction of the Boardman-to-Hemingway project.

Total cost estimates for the project are between $1.5 billion and $1.7 billion, including Idaho Power's AFUDC. The capital requirements table above includes approximately $550 million of Idaho Power's share of estimated costs (excluding AFUDC) related to the remaining permitting phase, design, material procurement, and construction phases of the project. Actual construction costs could differ from Idaho Power's estimates based upon Idaho Power’s or its contractors ability to timely obtain labor or materials at reasonable costs, supply chain disruptions and delays, inflationary pressures, macroeconomic conditions, or other issues.

Gateway West Transmission Line: Idaho Power and PacifiCorp are pursuing the joint development of the Gateway West project, a high-voltage transmission lines project between a substation located near Douglas, Wyoming, and the Hemingway substation located near Boise, Idaho. In 2012, Idaho Power and PacifiCorp entered a joint funding agreement for permitting of the project. Idaho Power has expended approximately $60 million, including Idaho Power's AFUDC, for its share of the permitting phase of the project through December 31, 2023. As of the date of this report, Idaho Power estimates the total cost for its share of the project (including both permitting and construction) to be between $900 million and $1.1 billion, including Idaho Power's AFUDC. The estimated cost range is based on assumptions about Idaho Power participation levels in the construction of certain project segments and any changes in those assumptions or in Idaho Power's actual participation could affect future estimates and actual project costs. The capital requirements table above includes approximately $425 million of Idaho Power's share of estimated costs (excluding AFUDC) for the permitting phase of the project and early construction costs, based on Idaho Power's current estimate that it may commence construction of applicable segments during that time period. Actual construction costs could differ from Idaho Power's estimates based upon the ability of Idaho Power, PacificCorp, or their respective contractors to timely obtain labor or materials at reasonable costs, supply chain disruptions and delays, inflationary pressures, macroeconomic conditions, or other issues.

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

Hells Canyon Complex Relicensing: The HCC, located on the Snake River where it forms the border between Idaho and Oregon, provides approximately 70 percent of Idaho Power's hydropower generating nameplate capacity and 36 percent of its total generating nameplate capacity. Idaho Power has been engaged in the process of obtaining a new long-term license for the HCC from the FERC. The past and anticipated future costs associated with obtaining a new long-term license for the HCC are significant. Costs for the relicensing of Idaho Power's hydropower projects are recorded in construction work in progress until new multi-year licenses are issued by the FERC, at which time the charges are transferred to electric plant in service. Idaho Power expects to seek recovery of relicensing costs and costs related to a new long-term license through the regulatory process.

Relicensing costs of $460 million (including AFUDC) for the HCC, Idaho Power's largest hydropower complex and a major relicensing effort, were included in construction work in progress at December 31, 2023. As of the date of this report, the IPUC has authorized Idaho Power to include in its Idaho jurisdiction rates approximately $8.8 million annually of AFUDC relating to the HCC relicensing project. Collecting these amounts currently will reduce future collections when the HCC relicensing costs are approved for recovery in base rates. As of December 31, 2023, Idaho Power's regulatory liability for collection of AFUDC relating to the HCC was $229 million.

As of the date of this report, Idaho Power believes issuance of a new HCC license by the FERC will be in 2025 or thereafter. Idaho Power is unable to predict the exact timing that the FERC will issue a new license order or the ultimate capital investment and ongoing operating and maintenance costs Idaho Power will incur in complying with a new license. As of the date of this report, Idaho Power estimates that the annual costs it will incur to obtain a new long-term license for the HCC, including AFUDC but excluding costs expected to be incurred for complying with the license after issuance, are likely to range from $35 million to $45 million until issuance of the license. Upon issuance of a long-term license, Idaho Power expects that the annual capital expenditures and operating and maintenance expenses associated with compliance with the terms and conditions of the long-term license could also be substantial. In December 2016, Idaho Power filed an application with the IPUC requesting a determination that Idaho Power's expenditures of $220.8 million through year-end 2015 on relicensing of the HCC were prudently incurred, and thus eligible for future inclusion in retail rates in a future rate proceeding. In April 2018, the IPUC issued an order approving a settlement stipulation signed by Idaho Power, the IPUC staff, and a third-party intervenor recognizing that a total of $216.5 million in expenditures were reasonably incurred, and therefore should be eligible for inclusion in customer rates at a later date.

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

Long-Term Resource Planning: The IPUC and OPUC require that Idaho Power prepare biennially an IRP. The IRP seeks to forecast Idaho Power's loads and resources for a 20-year period, analyzes potential supply-side, demand-side, and transmission options, and identifies potential near-term, mid-term, and long-term actions. Idaho Power filed its most recent IRP with the IPUC and OPUC in 2023. Information on Idaho Power's 2023 IRP is included in Part I, Item 1 - "Business - Resource Planning" in this report.

Defined Benefit Pension Plan Contributions and Recovery

Idaho Power contributed $48 million in 2023 and $40 million in 2022 to its defined benefit pension plan. Idaho Power estimates that it has no minimum required contribution to be made during 2024. Depending on market conditions and cash flow considerations, Idaho Power could contribute up to $30 million to the pension plan during 2024. Idaho Power's contributions are made in a continued effort to balance the regulatory collection of these expenditures with the amount and timing of contributions to mitigate the cost of being in an underfunded position. Beyond 2024, Idaho Power expects continuing contributions under the pension plan could be significant. Refer to Note 11 – “Benefit Plans” to the consolidated financial statements included in this report for information relating to those obligations.

Idaho Power defers its Idaho-jurisdiction pension expense as a regulatory asset until recovered from Idaho customers. At December 31, 2023 and 2022, Idaho Power's deferral balance associated with the Idaho jurisdiction was $255 million and $250 million, respectively. Deferred pension costs are amortized to expense to match the revenues received when contributions are recovered through rates. Idaho Power only records a carrying charge on the unrecovered balance of cash contributions. In December 2023, the IPUC authorized Idaho Power to increase its annual recovery and amortization of deferred pension costs in 2024 from $17 million to $35 million annually. Idaho Power has applied $68 million against the deferred amount under its Idaho sharing mechanisms since 2011. The primary impact of pension contributions is on the timing of cash flows, as cost recovery lags behind the timing of contributions. Additional information on the regulatory assets related to Idaho Power's pension and postretirement programs can be found in Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report.

Contractual Obligations

IDACORP’s and Idaho Power’s contractual cash obligations as of December 31, 2023, include long-term debt, interest payments, purchase obligations, pension and post-retirement benefit plans, and other long-term liabilities specific to IDACORP, most of which are discussed throughout this MD&A. Refer to Note 9 – “Commitments” to the consolidated financial statements included in this report for additional information relating to purchase obligations and other long-term liabilities.

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

IDACORP has a dividend policy that provides for a target long-term dividend payout ratio of between 60 percent and 70 percent of sustainable IDACORP earnings, with the flexibility to achieve that payout ratio over time and to adjust the payout ratio or to deviate from the target payout ratio from time to time based on the various factors that drive IDACORP's board of directors' dividend decisions. Notwithstanding the dividend policy adopted by IDACORP's board of directors, the dividends IDACORP pays remain in the discretion of the board of directors who, when evaluating the dividend amount, will continue to take into account the factors above, among others. In September of 2023 and 2022, IDACORP's board of directors voted to increase the quarterly dividend to $0.83 per share and $0.79 per share of IDACORP common stock, respectively. IDACORP's dividends during 2023 were 62.3 percent of actual 2023 earnings.

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

Off-Balance Sheet Arrangements

IDACORP’s and Idaho Power’s off-balance sheet arrangements as of December 31, 2023, include guarantees of Idaho Power's portion of reclamation activities and obligations at BCC, of which IERCo owns a one-third interest. See Note 9 – “Commitments” to the consolidated financial statements included in this report for additional information relating to off-balance sheet arrangements.

REGULATORY MATTERS

Introduction

Idaho Power is under the jurisdiction (as to rates, service, accounting, and other general matters of utility operation) of the IPUC, the OPUC, and the FERC. The IPUC and OPUC determine the rates that Idaho Power is authorized to charge to its retail customers. Idaho Power is also under the regulatory jurisdiction of the IPUC, the OPUC, and the WPSC as to the issuance of debt and equity securities. As a public utility under the FPA, Idaho Power has authority to charge market-based rates for wholesale energy sales under its FERC tariff and to provide transmission services under its OATT. Additionally, the FERC has jurisdiction over Idaho Power's sales of transmission capacity and wholesale electricity, hydropower project relicensing, and system reliability, among other items.

Idaho Power develops its regulatory filings taking into consideration short-term and long-term needs for rate relief and several other factors that can affect the structure and timing of those filings. These factors include in-service dates of major capital investments, the timing and magnitude of changes in major revenue and expense items, and customer growth rates, as well as other factors. In recognition of Idaho Power’s current and anticipated significant infrastructure investments, including those that are intended to help meet projected near-term capacity deficits, Idaho Power filed a general rate case in Idaho in June 2023. The 2023 Settlement Stipulation was filed for that rate case in October 2023, and the IPUC approved the 2023 Settlement Stipulation on December 28, 2023, with rates effective January 1, 2024. Idaho Power filed a general rate case in Oregon on December 15, 2023. With the large amount of ongoing investments and the associated regulatory lag in cost recovery, on February 14, 2024, Idaho Power provided notice to the IPUC of its intent to file a general rate case or limited issue rate proceeding in Idaho on or after June 1, 2024.

Between general rate cases, Idaho Power relies upon customer growth, a FCA mechanism, power cost adjustment mechanisms, WMP cost deferrals, project-specific cases, tariff riders, and other mechanisms to mitigate the impact of regulatory lag, which refers to the period of time between making an investment or incurring an expense and recovering that investment or expense and earning a return.

Notable Retail Rate Changes in Idaho and Oregon

The table below presents notable rate changes during 2023 and 2022 that affected Idaho Power's results for the periods or that will likely affect future periods. Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report also provides a description of regulatory mechanisms and associated orders of the IPUC and OPUC, and should be read in conjunction with the discussion of regulatory matters in this MD&A. The table does not include the changes to rates effective January 1, 2024, resulting from the 2023 Settlement Stipulation.

Description	Effective Date	Estimated Annualized Rate Impact (millions)(1)
2023 Idaho PCA	6/1/2023	$105
2023 Idaho FCA	6/1/2023	(10)
2022 Idaho PCA	6/1/2022	95
2022 Idaho FCA	6/1/2022	(3)
Idaho Bridger rate base adjustment and recovery	6/1/2022	19

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

Idaho and Oregon General Rate Cases

As noted above, on December 28, 2023, the IPUC approved the 2023 Settlement Stipulation in connection with Idaho Power's general rate case. The 2023 Settlement Stipulation provides for revised tariff schedules designed to increase annual Idaho-jurisdictional retail revenue by $54.7 million, or 4.25 percent, effective January 1, 2024, net of an Idaho-jurisdiction PCA rate decrease of $168.3 million and a reduction to annual energy efficiency rider collection of $3.5 million, each of which was transferred into base rates. The 2023 Settlement Stipulation also provides for a 9.6 percent return on equity and a 7.247 percent authorized rate of return based on a non-specified cost of debt and capital structure, applied to an Idaho-jurisdictional rate base of approximately $3.8 billion. For more information on the Idaho general rate case and related 2023 Settlement Stipulation, see Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report.

At December 31, 2023, Idaho Power estimates that it had $86 million of deferred credits for future use under the ADITC and Revenue Sharing mechanism. Under the modified ADITC and Revenue Sharing mechanism, Idaho Power may seek approval from the IPUC to replenish the total amount of additional ADITC it is permitted to amortize and if there are no remaining amounts of additional ADITC authorized to be amortized, the remainder of the revenue sharing provisions would not be applicable until additional ADITC is replenished.

In December 2023, Idaho Power filed a general rate case with the OPUC. Previously, effective March 1, 2012, Idaho Power implemented new Oregon base rates resulting from its receipt of an order from the OPUC approving a settlement stipulation in its general rate case proceedings that provided for a $1.8 million base rate revenue increase, a rate of return on equity of 9.9 percent, and an overall rate of return of 7.757 percent in the Oregon jurisdiction. Oregon base rates were subsequently adjusted again in 2012 and 2020.

Idaho Power is unable to predict the outcome of the Oregon general rate case, but anticipates that new rates, if approved by the OPUC, would become effective in October 2024 or later. For more information on Oregon general rate changes, see Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report.

Other Notable Regulatory Matters

May 2018 Idaho Tax Reform Settlement Stipulation: In May 2018, the IPUC issued an order approving a settlement stipulation (2018 Settlement Stipulation) related to income tax reform. In 2023, Idaho Power recorded no amounts for sharing with customers under this stipulation. For the years 2011 through 2022, Idaho Power recorded $58.7 million as a refund to customers and $68.1 million as a pre-tax charge to pension expense cumulatively under the 2018 Settlement Stipulation and its predecessors.

For more information on the provisions of the 2018 Settlement Stipulations, see Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report.

North Valmy Base Rate Adjustment Settlement Stipulations: Idaho Power has settlement stipulations in place in Idaho and Oregon related to the planned early retirement of both units of its jointly-owned North Valmy coal-fired power plant. The settlement stipulations are described more fully in Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report.

Jim Bridger Power Plant Rate Base Adjustment and Recovery: In June 2022, the IPUC issued an order (Bridger Order) approving, with modifications, Idaho Power’s amended application related to adjustment and recovery of the Jim Bridger Power Plant rate base. The Bridger Order and associated accounting are described in Note 3 – “Regulatory Matters” to the consolidated financial statements included in this report. Regulatory orders from the IPUC and OPUC provide for Idaho Power to cease coal-fired operations at the Jim Bridger plant by the end of 2028. However, as noted previously, Idaho Power's 2023 IRP identified a preferred resource portfolio and action plan that includes the conversion from coal to natural gas of two units at the Jim Bridger plant in 2024 and the remaining two units at the Jim Bridger plant in 2030. Idaho Power expects to seek approval from the IPUC and OPUC for any necessary adjustments to plant retirement dates to align with its current resource plan.

Wildfire Mitigation Cost Deferral: Beginning in 2021, the IPUC has authorized Idaho Power to defer for future amortization certain expenses necessary to implement the company's WMP. The wildfire mitigation cost deferral is described more fully in Note 3 - "Regulatory Matters" to the consolidated financial statements included in this report.

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

Integrated Resource Plan and Resource Procurement Filings: Idaho Power filed its most recent IRP with the IPUC and OPUC in September 2023, as described in Part 1, Item 1 - "Business - Resource Planning" in this report.

The State of Oregon has competitive bidding rules regarding a public utility's procurement of resources. However, as allowed by the rules in certain cases, Idaho Power is pursuing exceptions for its identified 2024 and 2025 resource needs. In July 2023, following review by an independent evaluator appointed by the OPUC, OPUC staff, and other intervening parties, the OPUC issued an order approving issuance of Idaho Power's final RFP to procure resources for its anticipated energy and capacity needs in 2026 and 2027.

Customer-Owned Generation Filing: Customer-owned generation enables customers to install solar panels or other on-site energy-generating resources and connect them to Idaho Power’s grid. If a customer requires more energy than its system generates, it uses energy supplied by Idaho Power’s grid and infrastructure. If a customer's system generates more energy than the customer uses, the energy is transferred to the grid and Idaho Power applies a corresponding kWh credit to the customer’s bill. The IPUC issued an order in February 2020 directing Idaho Power to continue to allow residential and small commercial customers with on-site generation installed prior to December 20, 2019, to be subject to the compensation and billing structure in place on that date until December 20, 2045. In December 2020, the IPUC issued an order establishing a 25-year grandfathering term for large commercial, industrial, and irrigation customers, similar to the terms approved for the residential and small commercial customer classes.
In June 2022, as directed by the IPUC, Idaho Power filed a comprehensive study on the costs and benefits of on-site generation based on the IPUC’s study framework findings and conclusions, and in December 2022, the IPUC issued an order that directed Idaho Power to file a new case requesting to implement changes to the structure and design of its on-site generation program. In May 2023, Idaho Power filed a new case as directed by the IPUC, requesting to implement changes for non-grandfathered customers starting January 1, 2024, including: (1) a change from net monthly to real-time net billing, which would better measure customers’ actual reliance on the grid; (2) a change in the excess exported energy credit from a kWh credit ranging in value of 5 to 12 cents, depending on the customer class, to a time-differentiated financial bill credit ranging from approximately 5 to 20 cents per kWh that would be updated annually; and (3) a modification to the eligibility cap for large commercial, industrial, and irrigation customers. On December 29, 2023, the IPUC approved Idaho Power's filing, with certain modifications, including an adjustment to the financial bill credit rates to a range from 5 to 17 cents as well as other administrative modifications.

Large Customer Rate Proceedings

Clean Energy Your Way Program: In August 2023, the IPUC approved Idaho Power's application to expand optional customer clean energy offerings through its new Clean Energy Your Way Program. Specifically, Idaho Power received authority to: (1) rename its existing green power program; (2) maintain and expand procurement options for the RECs; (3) establish a regulatory framework for a future voluntary subscription green power service program; (4) offer a tailored renewable option for Idaho Power's largest customers; and (5) procure the associated additional resources outside of the IPUC's current competitive procurement requirements.

Brisbie, LLC (Brisbie) Data Center: In April 2023, the IPUC approved an arrangement, modeled after the Clean Energy Your Way program under which a new large load customer, Brisbie, LLC (Brisbie), a wholly-owned subsidiary of Meta Platforms, Inc., would purchase from Idaho Power energy for a new 960,000 square-foot enterprise data center. The energy to be purchased by Brisbie is anticipated to be generated by a to-be-constructed 200-MW solar facility pursuant to a long-term power purchase agreement between Idaho Power and a third party, as well as additional renewable resource projects to be developed. The 200-MW solar facility is scheduled to begin operating as early as March 2025. In January 2024, Idaho Power filed for IPUC approval of an additional contract with a 125-MW solar project to be online in December 2026.

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

Micron Dedicated Renewable Resource: In August 2022, the IPUC issued an order approving, with modifications, Idaho Power's application for a revised special contract for electric service between Idaho Power and Micron. The application was modeled after the Clean Energy Your Way program and included an arrangement under which Micron would purchase from Idaho Power energy generated by a to-be-constructed 40-MW solar facility pursuant to a 20-year power purchase agreement between Idaho Power and a third party. The solar facility began operating in May 2023.

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

Speculative High-Density Load: In June 2022, the IPUC approved Idaho Power's application to create a new customer class that would be applicable to commercial and industrial cryptocurrency mining operations, or any other speculative high-density load customers of less than 20 MW. Idaho Power believes new system resources may be necessary to serve this speculative customer load, which could create a financial risk for Idaho Power and its customers if the underlying economics of cryptocurrency mining change. Idaho Power believes that the financial and system risks of speculative high-density load could be mitigated through use of a rate design for this customer class that prices energy at a marginal rate, and through a requirement that speculative high-density load customers be interruptible at Idaho Power's discretion from June 15 through September 15, Idaho Power's summer peak season. As subsequently required by the IPUC, in December 2022, Idaho Power filed an application proposing the interruption compensation for Schedule 20 customers. In August 2023, the IPUC approved interim interruption compensation rates until a rate can be designed using sufficient data from actual Schedule 20 customers.

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

The following table summarizes the change in deferred (accrued) net power supply costs over last year (in millions):

	Idaho	Oregon	Total
Balance at December 31, 2022	$128.7	$0.6	$129.3
Current period net power supply costs deferred/(accrued)	66.7	(1.2)	65.5
Prior amounts collected through rates	(72.2)	(0.2)	(72.4)
REC sales	(13.2)	(0.6)	(13.8)
Interest and other	5.6	0.1	5.7
Balance at December 31, 2023	$115.6	$(1.3)	$114.3

Open Access Transmission Tariff Rate

Idaho Power uses a formula rate for transmission service provided under its OATT, which allows transmission rates to be updated annually based primarily on financial and operational data Idaho Power files with the FERC. In October 2023, Idaho Power filed its 2023 final transmission rate with the FERC, reflecting a transmission rate of $30.74 per "kW-year," to be effective for the period from October 1, 2023, to September 30, 2024. A "kW-year" is a unit of electrical capacity equivalent to 1 kW of power used for 8,760 hours. Idaho Power's final rate was based on a net annual transmission revenue requirement of $135.7 million. The OATT rate in effect from October 1, 2022 to September 30, 2023, was $31.42 per kW-year based on a net annual transmission revenue requirement of $132.7 million.

Relicensing of Hydropower Projects

Overview: Idaho Power, like other utilities that operate non-federal hydropower projects on qualified waterways, obtains licenses for its hydropower projects from the FERC. These licenses have a term of 30 to 50 years depending on the size, complexity, and cost of the project. The expiration dates for the FERC licenses for each of the facilities are included in Part I - Item 2 - "Properties" in this report. See Note 12 - "Property, Plant and Equipment and Jointly-Owned Projects" to the consolidated financial statements included in this report for information regarding relicensing costs for the HCC. In addition to the discussion below, refer to “Hells Canyon Complex Relicensing” in “Liquidity and Capital Resources” in this MD&A for a discussion of the costs and expected timing of a HCC license and "Environmental Matters" in this MD&A for a discussion of environmental compliance under FERC licenses for Idaho Power's hydropower generating plants.

Hells Canyon Complex Relicensing: In July 2003, Idaho Power filed an application with the FERC for a new license in anticipation of the July 2005 expiration of the then-existing license. Since the expiration of that license, Idaho Power has been operating the project under annual licenses issued by the FERC. In December 2004, Idaho Power and eleven other parties involved in the HCC relicensing process, including NMFS and USFWS, entered into an interim agreement that addresses the effects of the ongoing operations of the HCC on ESA-listed species pending the relicensing of the project. The FERC staff issued a final EIS in August 2007.

In connection with its relicensing efforts, Idaho Power filed annual water quality certification applications, required under Section 401 of the CWA, with the states of Idaho and Oregon requesting that each state certify that any discharges from the HCC comply with applicable state water quality standards. Challenges regarding how to meet water temperature standards below the HCC dam for spawning fall Chinook salmon, and a conflict in laws between Oregon and Idaho regarding the reintroduction and passage of fish above the HCC, delayed the issuance of the states' 401 certifications for several years. In November 2016, Idaho Power filed a petition with the FERC requesting that the FERC resolve the conflict between Oregon's and Idaho's conditions and declare that the FPA pre-empts the Oregon state law requiring reintroduction and passage, which the

FERC denied in January 2017. In February 2018, Idaho Power appealed the FERC's January 2017 order with the United States Court of Appeals for the District of Columbia Circuit, which is pending.

In April 2019, the states of Idaho and Oregon, along with Idaho Power, reached a settlement pertaining to the CWA Section 401 certification that requires Idaho Power, among other measures, to increase the number of Chinook salmon it releases each year through expanded hatchery production. In May 2019, Oregon and Idaho issued final CWA Section 401 certifications which have been submitted to the FERC as part of the relicensing process. In December 2019, Idaho Power filed an Offer of Settlement with the FERC requesting specific language be included in the new HCC license based upon the settlement among Idaho, Oregon, and Idaho Power. The FERC's decision relating to the Offer of Settlement is pending as of the date of this report.

In July 2020, Idaho Power submitted to the FERC its supplement to the final license application, incorporating the settlement agreement reached between Idaho and Oregon on the CWA Section 401 certifications. The supplement included feedback on proposed modifications of the 2007 final EIS for the HCC, as well as an updated cost analysis of the HCC and a request that the FERC issue a 50-year license and initiate a supplemental NEPA process at the FERC. In June 2022, the FERC issued a notice of intent to prepare a supplemental EIS in accordance with NEPA. The FERC also reinstated informal consultation with the USFWS and the NMFS under section 7 of the ESA. In October 2023, the FERC issued a notice revising the schedule for completing the supplemental EIS. Under the revised schedule, the draft supplemental EIS is targeted to be published in February 2024 and the final supplemental EIS in November 2024.

American Falls Relicensing: In April 2020, the FERC formally initiated the relicensing of the American Falls hydropower facility, which is Idaho Power's largest hydropower facility outside of the HCC, with a generating capacity of 92.3 MW. Idaho Power owns the generation facility but not the structural dam itself, which is owned by the U.S. Bureau of Reclamation. In February 2023, following the filing of a draft license application and public comment period, Idaho Power filed a final license application with the FERC. In July 2023, the FERC accepted Idaho Power’s final license application for filing and solicited motions to intervene and protest. In September 2023, the FERC issued a request for comments to determine the resource issues that should be addressed in the environmental analysis and identify reasonable alternatives to the proposed action that the FERC should evaluate under the NEPA framework. In January 2024, the FERC indicated that it planned to issue a Notice of Ready for Environmental Analysis, the next major milestone in the relicensing process, in February 2024. The relicensing has begun the process of informal ESA Section 7 consultation with the USFWS and Section 106 of the National Historic Preservation Act consultation with the Idaho State Historic Preservation Office.

In September 2023, Idaho Power filed an application for CWA Section 401 water quality certification with the IDEQ. The IDEQ informed Idaho Power that it anticipates preparing a draft certification and will seek public comment once the draft is complete. American Falls' current license expires in 2025, and as of the date of this report, Idaho Power expects the FERC to issue a new license for this facility concurrent with or prior to the existing license's expiration.
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

Current and future environmental laws and regulations could significantly increase the cost of operating fossil fuel-fired generation plants and constructing new generation and transmission facilities, in large part through the substantial cost of permitting activities and the required installation of additional pollution control devices. In many parts of the United States, some higher-cost, high-emission coal-fired plants have ceased operation or the plant owners have announced a near-term cessation of operation, as the cost of compliance makes the plants uneconomical to operate. The decision to cease operation of the Boardman power plant in 2020 was based in part on the significant cost of compliance with environmental laws and regulations. The decision to end participation in coal-fired operations at the North Valmy plant was also based in part on the economics of continuing coal-fired generation at the plant. Beyond increasing costs generally, these environmental laws and regulations could affect IDACORP's and Idaho Power's results of operations and financial condition if the costs associated with these environmental requirements and early plant retirements cannot be fully recovered in rates on a timely basis.

Part I, Item 1 - “Business - Utility Operations - Environmental Regulation and Costs” in this report includes a summary of Idaho Power's expected capital and operating expenditures for environmental matters during the period from 2024 to 2026. Given the uncertainty of future environmental regulations and technological advances, there is uncertainty around near-term estimates, and Idaho Power is also unable to predict its environmental-related expenditures beyond 2026, though they could be substantial. Furthermore, several executive orders issued since 2017 concerning environmental regulations, including executive orders issued by the current Presidential Administration to establish new federal environmental mandates, revoke several existing executive orders, and require agencies to review environmental regulations issued by the previous Presidential Administration, could result in significant changes in, and uncertainty with respect to, legislation, regulation, and government policy regarding environmental matters. The outcome of federal agencies' review of regulations covered by executive orders and revocation of executive orders is difficult to predict. Additionally, the court system has become more active in reviewing agency actions, resulting in even less certainty as to the outcome and durability of rules that are administratively implemented. Changes to or elimination of regulations may lower Idaho Power's costs of operating and maintaining fossil fuel-fired generation plants and transmission lines, due to the reduction of potential environmental infrastructure upgrades or conversions, or reduction or elimination of permitting requirements. More strict or robust regulations, or additional regulations, on the other hand, would likely increase Idaho Power's costs of operating and maintaining its facilities, and could impact Idaho Power's plans and pre-construction activities related to its major transmission projects, which could lead to substantially higher construction and permitting costs and could delay construction. Executive orders may be affected by Congressional action and challenged in court. Further, state and local governmental authorities could choose to challenge or replace the federal regulations or bolster or undermine environmental compliance and enforcement efforts at the local level. Therefore, as of the date of this report, and except as specifically described below in this MD&A, Idaho Power is uncertain whether and to what extent the orders, any future executive orders, and the implementation of these and any future executive orders could affect its business, results of operations, and financial condition. Idaho Power will continue to monitor actions associated with or resulting from executive orders.

Endangered Species Act Matters

Overview: The listing of a species of fish, wildlife, or plants as threatened or endangered under the ESA may have an adverse impact on Idaho Power's ability to construct power supply, transmission, or distribution facilities or relicense or operate its hydropower facilities.

Over the past few years and as a result of changes in Presidential Administrations, regulatory developments and executive orders have called into question the existing requirements under the ESA. Subsequent federal court decisions have in some cases undermined the effectiveness of those regulations and orders. The uncertainty in the regulatory landscape makes it difficult to predict the scope, timing and complexity of project-related ESA matters to be addressed.

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

In June 2017, the Secretary of the Interior issued an order directing the BLM to review the 2015 sage grouse resource management and land use plan revisions and to identify provisions that may require modification or rescission to address energy and other development of public lands. Following a series of interim measures, in February 2022, the BLM issued a notice of intent to amend its land use plans regarding sage grouse conservation and prepare associated EISs, soliciting public comments on the planning initiative. It is unclear when the BLM will issue the applicable draft land use plan amendments and associated EISs.

As of the date of this report, the above lawsuits are stayed as the parties and the courts have agreed that the processes initiated by the BLM may result in further administrative actions that could remove the need for the lawsuits.

ESA Issues Related to Specific Projects:

Hells Canyon Relicensing Project: In December 2004, Idaho Power and eleven other parties, including the NMFS and the USFWS, entered into an interim agreement that addresses the effects of the ongoing operations of the HCC on ESA listed species pending the relicensing of the project. In 2007, the FERC requested initiation of formal consultation under the ESA with the NMFS and the USFWS regarding potential effects of HCC relicensing on several listed aquatic and terrestrial species. Idaho Power prepared draft biological assessments in consultation with the USFWS and the NMFS and filed those with the FERC in October 2020. In June 2022, the FERC issued a notice of intent to prepare a draft supplemental EIS and a final supplemental EIS in accordance with NEPA. The FERC also reinstated informal consultation with the USFWS and NMFS under section 7 of the ESA. As of the date of this report, Idaho Power anticipates that the final biological opinions will likely be issued after the FERC issues a final supplemental EIS, which is scheduled for November 2024 according to the FERC's revised notice of intent.

Gateway West and Boardman-to-Hemingway Transmission Projects and Other Infrastructure - Slickspot Peppergrass Designation: In August 2016, the USFWS re-instated the threatened species status of slickspot peppergrass under the ESA. In July 2020, the USFWS published a revised proposed rule designating critical habitat for the species, most of which are located on federal land. Idaho Power expects the listing of the slickspot peppergrass and its existence within or near the proposed route for the Gateway West transmission line project and other transmission and distribution lines to increase the cost and timing of permitting and construction of the projects, as it requires an ESA Section 7 consultation and potential mitigation. As of the date of this report, Idaho Power is uncertain whether such increases will be significant.

National Environmental Policy Act Matters

NEPA is a federal law that requires federal agencies to consider the environmental impacts of their actions and decisions. NEPA applies to Idaho Power’s transmission and distribution lines that are located on federal land, as well as other company activities involving federal actions. In April 2022, the current Presidential Administration’s Council on Environmental Quality (CEQ) published a final rule that restores a prior NEPA requirement, eliminated under the previous Administration, that federal agencies consider all indirect and cumulative environmental impacts of infrastructure projects in their decision-making, among other things, which could delay and increase the cost of Idaho Power’s infrastructure projects. In July 2023 the CEQ proposed a second round of NEPA reform to revise regulations for implementing NEPA. Key changes in the Phase 2 rule relate to the definition of “reasonably foreseeable effects,” how the agency interprets a reasonable range of alternatives, what constitutes a major federal action, and the incorporation of environmental justice into the NEPA analysis. The CEQ is now working on finalizing the rule.

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

Federal and state regulations pertaining to GHG emissions under the CAA have raised uncertainty about the future viability of fossil fuels, most notably coal, as an economical energy source for new and existing electric generation facilities because many new technologies for reducing CO2 emissions from coal, including carbon capture and storage, are still in the development stage and are not yet proven. Stringent emissions standards could result in significant increases in capital expenditures and operating costs, which may accelerate the retirement of coal-fired units and create power system reliability issues. Some higher-cost, high-emission coal-fired plants have ceased operation or the plant owners have announced a near-term cessation of operation, as the cost of compliance makes the plants uneconomical to operate, particularly in light of continued low natural gas prices that decrease the cost to operate natural gas-fired power plants. As a result, Idaho Power ended its participation in coal-fired operations at the Boardman power plant in October 2020 and the North Valmy plant unit 1 in December 2019. Idaho Power's 2023 IRP identifies a preferred resource portfolio and action plan that anticipates (1) converting North Valmy plant units 1 and 2 to natural gas by summer 2026; (2) converting units 1 and 2 at the Jim Bridger plant from coal to natural gas in 2024; and (3) converting units 3 and 4 at the Jim Bridger plant from coal to natural gas in 2030.

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

In August 2015, the EPA issued the Clean Power Plan (CPP) under Section 111(d) of the CAA, which required states to adopt plans to collectively reduce 2005 levels of power sector CO2 emissions by 32 percent by the year 2030. In June 2019, the EPA repealed the CPP and replaced it with the Affordable Clean Energy (ACE) rule under Section 111(d) of the CAA for existing electric utility generating units. In subsequent litigation, the ACE rule was vacated without reinstating the CPP and the case is pending further legal proceedings.

In May 2023, the EPA released a proposed rule under Section 111 of the CAA to regulate GHG emissions from fossil fuel-fired power plants. The proposed rule would impose significant GHG emissions reductions on new and existing natural gas-fired generating units and coal plants expected to be operational in 2040 and beyond. The proposed rule would require states to submit plans to the EPA to implement standards for existing sources within 24 months of the effective date of the emission guidelines. In August 2023, Idaho Power submitted comments to the EPA requesting it to maintain certain jurisdictional limits published in the rule and create flexibility for state plans to account for system reliability. In November 2023, the EPA finalized a portion of the Section 111 rule related to existing fossil fuel-fired power plants, but deferred action on new sources, pending additional comments and information related to reliability. As of the date of this report, Idaho Power continues to evaluate the specific impacts the rule could have on its operations at its three natural gas facilities, as well as the North Valmy and Jim Bridger plants. Idaho Power anticipates that the GHG emissions reductions may under certain circumstances only be achievable by reducing unit runtimes.

State GHG Initiatives and Idaho Power’s Voluntary GHG Reduction Initiative: In 2007, Oregon enacted legislation setting goals of reducing GHG levels to 10 percent below 1990 levels by 2020 and at least 75 percent below 1990 levels by 2050. Oregon also established its Oregon Clean Electricity and Coal Transition Plan in 2016, which requires certain Oregon utilities to remove coal-fired generation from their Oregon retail rates by 2030. Oregon utilities would be permitted to sell the output of coal-fired plants into the wholesale market or reallocate such plants to other states. To the extent Idaho Power is subject to the legislation, it plans to seek recovery, through the ratemaking process, of operating and capitalized costs related to its coal-fired generation assets and removal of any of those assets from Oregon rate base.

Idaho has not passed legislation specifically regulating GHGs. Wyoming and Nevada similarly have not enacted legislation to regulate GHG emissions and do not have a reporting requirement, but they are members of the Climate Registry. The Climate Registry is a voluntary collaboration aimed at developing and managing a common GHG emissions reporting system across states, provinces, and tribes to track GHG emissions nationally. All states for which Idaho Power has traditional fuel generating plants (i.e. Idaho, Wyoming, and Nevada) are members of the Climate Registry. Idaho Power is engaged in voluntary GHG emissions intensity reduction efforts, which is discussed in Part I, Item 1 - “Business - Utility Operations - Environmental Regulation and Costs."

Other Clean Air Act Matters

In addition to the CAA developments related to GHG emissions described above, several other regulatory programs developed under the CAA apply to Idaho Power. These include the final MATS, NAAQS, New Source Review / Prevention of Significant Deterioration Rules, and the Regional Haze Rule.

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

The CAA requires the EPA to set ambient air quality standards for six "criteria" pollutants considered harmful to public health and the environment. These six pollutants are carbon monoxide, lead, ozone, particulate matter, nitrogen dioxide, and SO2. States are then required to develop emissions reduction strategies through SIPs, based on attainment of these ambient air quality standards. Recent developments and pending actions related to certain of those items are relevant to Idaho Power. However, as of the date of this report, Idaho Power does not expect the recent changes in the NAAQS to significantly impact its operations or materially increase Idaho Power’s capital and operating costs.

In accordance with federal regional haze rules under the CAA, coal-fired utility boilers are subject to regional haze - best available retrofit technology (RH BART) if they were built between 1962 and 1977 and affect any "Class I" (wilderness) areas. This includes all units at the Jim Bridger plant, which are subject to regulation by both EPA and WDEQ.

In June 2023, the EPA published the final rule under the CAA called the Federal "Good Neighbor Plan" for the 2015 Ozone NAAQS (Good Neighbor Plan), which took effect on August 4, 2023. The Good Neighbor Plan establishes NOx emissions budgets requiring fossil fuel-fired power plants to participate in an allowance-based ozone season trading program. The EPA's final rule temporarily excluded power plants located in Wyoming, while the EPA reevaluated the proposed disapproval of the

Wyoming SIP. In August 2023, the EPA published a proposed approval of the Wyoming SIP, finding that the EPA’s updated modeling demonstrated that Wyoming’s determination that no additional controls are required to address interstate transport for the 2015 zone NAAQSs was reasonable. In December 2023, the EPA finalized the approval of the Wyoming SIP, removing it from the federal implementation plan. The Wyoming SIP does not have additional requirements for the Jim Bridger facility under the Good Neighbor Plan.
In July 2023, the Ninth Circuit Court of Appeals issued a stay halting application of the Good Neighbor Plan in Nevada pending a hearing on the merits of an appeal challenging the EPA's disapproval of Nevada's SIP. In light of the court's ruling, in September 2023, the EPA issued an interim final rule indefinitely suspending the implementation of the Good Neighbor Plan in Nevada. As of the date of this report, Idaho Power continues to evaluate the specific impacts the Good Neighbor Plan could have on its operations at the North Valmy plant. If the Good Neighbor Plan is implemented in Nevada, Idaho Power anticipates that, under certain conditions, it could reduce the ability to use the full available output, or require the purchase of allowances in order to utilize the full available output, at the North Valmy plant during the EPA defined ozone season (May through September).

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

Section 401 Water Quality Certification: As described more fully under “Relicensing of Hydropower Projects” in the "Regulatory Matters" section of this MD&A, Idaho Power filed water quality certification applications, required under Section 401 of the CWA, with Idaho and Oregon requesting that each state certify that any discharges from the HCC comply with applicable state water quality standards. The states issued final certifications in May 2019. In September 2023, Idaho Power filed a water quality certification application with Idaho for the American Falls facility, that is pending with the IDEQ.

In July 2020, the EPA published a rule amending regulations intended to implement the CWA Section 401 water quality certification process. The rule has been subject to various legal challenges. In September 2023, the EPA finalized a new Section 401 Water Quality Certification Rule and repealed the 2020 rule.

The EPA’s new rule expands state and tribal authority over water quality certifications; however, such expanded authority will not likely impact the timing and cost of the HCC certification under the current approval process. Idaho Power is still evaluating the impact the new rule will have on the American Falls application.

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

In June 2022, Idaho Power and the IDEQ entered into a consent judgment in the Idaho state district courts to resolve a National Pollutant Discharge Elimination System permitting issue related to 15 of Idaho Power’s hydropower projects that required Idaho Power to pay a $1.1 million fine, implement interim measures for compliance, and ultimately submit applications for new permits at each of the dams subject to the consent judgment. Due to a misinterpretation of law, the EPA cancelled water discharge permits in the mid-1990’s, which Idaho Power subsequently determined were applicable for operation of the dams. Idaho Power believes that the dams would have been in compliance with the earlier permits had they remained in place. As of the date of this report, Idaho Power has submitted new permit applications for twelve of the dams and anticipates completing all submissions by June 2024.

Invasive Species Management

Quagga mussels are an invasive species which have not been present in the Snake River system historically. Quagga mussel infestations can foul up irrigation, hydropower, and water delivery facilities and increase the costs to maintain such facilities. In September 2023, a larval form of quagga mussels and one adult quagga mussel were detected in the mid-Snake River near Twin Falls in Idaho Power's service area by the Idaho State Department of Agriculture (ISDA). As a result, in October 2023, ISDA treated approximately six miles of the Snake River, which includes Idaho Power's Twin Falls and Shoshone Falls hydropower facilities, using a copper-based, EPA-approved treatment called Natrix to eradicate quagga mussels. Initial ISDA sample results indicated that the treatment impacted larvae and adult quagga mussel populations. However, it is premature to conclude complete eradication at this stage. The ISDA will resume sampling in spring 2024 once water temperatures warm. The ISDA expects to implement ongoing surveying to determine the success of treatment.

If the treatment was unsuccessful, and a quagga mussel infestation occurs, it may result in increased other O&M expenses for mitigation efforts and other adverse impacts for Idaho Power's operation of its hydropower facilities in any infested areas. As of the date of this report, Idaho Power cannot predict the extent to which the Natrix treatment will be successful in eradicating quagga mussels from the Snake River, the extent of the treatment’s impact to the river and its inhabitants, or the potential increase in other O&M expenses related to quagga mussel mitigation efforts.

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

Idaho Power has determined that it meets these conditions, and its financial statements reflect the effects of the different rate-making principles followed by the jurisdictions regulating Idaho Power. The primary effect of this policy is that Idaho Power had recorded approximately $1.7 billion of regulatory assets and $0.9 billion of regulatory liabilities at December 31, 2023. Idaho Power expects to recover these regulatory assets from customers through rates and refund these regulatory liabilities to customers through rates, but recovery or refund is subject to final review by the regulatory bodies. If future recovery or refund of these amounts ceases to be probable, or if Idaho Power determines that it no longer meets the criteria for applying regulatory accounting, or if accounting rules change to no longer provide for regulatory assets and liabilities, Idaho Power could be required to eliminate those regulatory assets or liabilities, which could have a material effect on Idaho Power’s financial condition or results of operations.

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

The assumed discount rate is based on reviews of market yields on high-quality corporate debt. Specifically, IDACORP and Idaho Power determined the discount rate for each plan through the construction of hypothetical portfolios of bonds selected from high-quality corporate bonds available as of December 31, 2023, with maturities matching the projected cash outflows of the plans. Based on the results of this analysis, the discount rate used to calculate the 2024 defined benefit plan pension expense decreased to 5.10 percent from the 5.45 percent rate used in 2023.

Rate-of-return projections for plan assets are based on historical risk/return relationships among asset classes. The primary measure is the historical risk premium each asset class has delivered versus the yield on the Moody's AA Corporate Bond Index. This historical risk premium is then added to the current yield on the Moody's AA Corporate Bond Index, and Idaho Power believes the result provides a reasonable prediction of future investment performance. Additional analysis is performed to measure the expected range of returns, as well as worst-case and best-case scenarios. The long-term rate of return used to calculate the 2024 pension expense will be 7.4 percent, the same assumption as used in 2023.

Total net periodic pension and other postretirement benefit cost for these plans totaled $28.5 million and $42.3 million for the years ended December 31, 2023 and 2022, respectively, including amounts deferred as regulatory assets (see discussion below) and amounts allocated to capitalized labor. For 2024, total net periodic pension costs and other postretirement benefit costs are expected to total approximately $26.3 million, which takes into account the change in the discount rate noted above.

Had different actuarial assumptions been used, net periodic pension costs and other postretirement benefit costs could have varied significantly. The following table reflects the sensitivities associated with changes in the discount rate and rate-of-return on plan assets actuarial assumptions on historical and future net periodic pension costs and other postretirement benefit costs:

	Discount rate		Rate of return
	2024	2023	2024	2023
	(millions of dollars)
Effect of 0.5% rate increase on total net periodic pension costs and other postretirement benefit costs	$(3.0)	$(2.4)	$(4.7)	$(4.3)
Effect of 0.5% rate decrease on total net periodic pension costs and other postretirement benefit costs	8.1	6.1	4.7	4.3

Additionally, a 0.5 percent increase in the plans' discount rates would have resulted in a $76.2 million decrease in the combined benefit obligations of the plans as of December 31, 2023. A 0.5 percent decrease in the plans' discount rates would have resulted in an $85.4 million increase in the combined benefit obligations of the plans as of December 31, 2023.

The IPUC has authorized Idaho Power to account for its defined benefit pension plan expense on a cash basis, and to defer and account for accrued pension expense as a regulatory asset. The IPUC acknowledged that it is appropriate for Idaho Power to seek recovery in its revenue requirement of reasonable and prudently incurred pension expense based on actual cash contributions. In 2007, Idaho Power began deferring pension expense to a regulatory asset account to be matched with revenue when future pension contributions are recovered through rates. At December 31, 2023, a total of $255 million of expense was deferred as a regulatory asset. Idaho Power expects net amortization of the regulatory asset of approximately $19 million in 2024. Idaho Power recorded pension expense on its consolidated statements of income related to its tax-qualified defined benefit pension plan of approximately $18 million in 2023 and $19 million in 2022.

Refer to Note 11 – “Benefit Plans” to the consolidated financial statements included in this report for additional information relating to pension and postretirement benefit plans.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For discussion of new and recently adopted accounting pronouncements, see Note 1 - "Summary of Significant Accounting Policies" to the notes to the consolidated financial statements included in this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IDACORP and Idaho Power are exposed to market risks, including changes in interest rates, changes in commodity prices, credit risk, and equity price risk. The following discussion summarizes these risks and the financial instruments, derivative instruments, and derivative commodity instruments sensitive to changes in interest rates, commodity prices, and equity prices that were held at December 31, 2023. Neither IDACORP nor Idaho Power have entered into any of these market-risk-sensitive instruments for speculative purposes.

Interest Rate Risk

IDACORP and Idaho Power manages interest expense and short- and long-term liquidity through a combination of fixed rate and variable rate debt. Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly-rated financial institutions may be used to achieve the desired combination.

Variable Rate Debt: As of December 31, 2023, IDACORP and Idaho Power had no net variable rate debt, as the carrying value of short-term investments exceeded the carrying value of outstanding variable rate debt.

Fixed Rate Debt: As of December 31, 2023, both IDACORP and Idaho Power had $2.8 billion in fixed rate debt, with a fair value of approximately $2.7 billion. These instruments are fixed rate and, therefore, do not expose the companies to a loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $343 million if market interest rates were to decline by one percentage point from their December 31, 2023 levels.

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

The primary objectives of Idaho Power’s energy purchase and sale activity are to meet the demand of retail electric customers, to maintain appropriate physical reserves to ensure reliability, and to make economic use of temporary surpluses that may develop. Idaho Power has adopted an energy risk management program, overseen by the risk management committee (RMC), and described in Idaho Power’s Energy Risk Management Policy and associated standards (ERMP). The ERMP has been reviewed and accepted by the IPUC, designed to reduce exposure to power supply cost-related uncertainty, further mitigating commodity price risk. The RMC, composed of Idaho Power officers and senior managers, oversees the risk management program. The RMC is responsible for communicating the status of risk management activities to Idaho Power's board of directors. In its energy risk management process, Idaho Power considers both demand-side and supply-side options consistent with its IRP. The primary tools for risk mitigation are physical and financial forward power transactions and fueling alternatives for utility-owned generation resources. Idaho Power only engages in a nominal amount of trading activity for non-retail purposes.

The ERMP require monitoring monthly volumetric electricity position and total monthly dollar (net power supply cost) exposure on a rolling 18-month forward view. The power supply business unit produces and evaluates projections of the operating plan based on factors such as forecasted resource availability, stream flows, and load, and orders risk mitigating actions, including resource optimization and hedging strategies, dictated by the limits stated in the ERMP to bring exposures within pre-established risk guidelines. The RMC evaluates the actions initiated by the power supply unit for consistency and compliance with the ERMP.

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

The use of performance assurance collateral in the form of cash, letters of credit, or guarantees is common industry practice. Idaho Power maintains margin agreements relating to its wholesale commodity contracts that allow performance assurance collateral to be requested of and/or posted with certain counterparties. As of December 31, 2023, Idaho Power posted $53 million of performance assurance collateral related to these contracts. Should Idaho Power experience a reduction in its credit rating on Idaho Power’s unsecured debt to below investment grade, Idaho Power could be subject to requests by its wholesale counterparties to post additional performance assurance collateral. Counterparties to derivative instruments and other forward contracts could request immediate payment or demand immediate ongoing full daily collateralization on derivative instruments and contracts in net liability positions. Based upon Idaho Power’s energy and fuel portfolio and then existing market conditions as of December 31, 2023, the amount of additional collateral that could have been requested upon a downgrade to below investment grade was approximately $23 million. To minimize capital requirements, Idaho Power actively monitors the portfolio exposure and the potential exposure to additional requests for performance assurance collateral calls through sensitivity analysis.

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

IDACORP, Inc.
Consolidated Statements of Income

	Year Ended December 31,
	2023	2022	2021
	(thousands of dollars except for per share amounts)
Operating Revenues:
Electric utility revenues	$1,762,894	$1,641,040	$1,455,410
Other	3,462	2,941	2,674
Total operating revenues	1,766,356	1,643,981	1,458,084

Operating Expenses:
Electric utility:
Purchased power	501,531	544,345	393,691
Fuel expense	275,405	230,210	180,550
Power cost adjustment	6,885	(100,659)	(49,844)
Other operations and maintenance	399,855	399,375	361,297
Energy efficiency programs	31,948	33,197	29,920
Depreciation	195,341	170,077	175,555
Other electric utility operating expenses	38,550	37,325	34,673
Total electric utility expenses	1,449,515	1,313,870	1,125,842
Other	3,364	2,933	2,591
Total operating expenses	1,452,879	1,316,803	1,128,433

Operating Income	313,477	327,178	329,651

Nonoperating (Income) Expense:
Allowance for equity funds used during construction	(43,221)	(37,285)	(31,537)
Earnings of unconsolidated equity-method investments	(12,426)	(11,511)	(11,435)
Interest on long-term debt	116,216	87,259	84,145
Other interest	20,253	16,030	14,546
Allowance for borrowed funds used during construction	(20,012)	(13,914)	(11,993)
Other (income) expense, net	(36,522)	(10,805)	3,141
Total nonoperating expense, net	24,288	29,774	46,867

Income Before Income Taxes	289,189	297,404	282,784

Income Tax Expense	27,296	37,844	36,912

Net Income	261,893	259,560	245,872
Adjustment for income attributable to noncontrolling interests	(698)	(578)	(322)
Net Income Attributable to IDACORP, Inc.	$261,195	$258,982	$245,550

Weighted Average Common Shares Outstanding - Basic (000’s)	50,717	50,658	50,599
Weighted Average Common Shares Outstanding - Diluted (000’s)	50,806	50,699	50,645
Earnings Per Share of Common Stock:
Earnings Attributable to IDACORP, Inc. - Basic	$5.15	$5.11	$4.85
Earnings Attributable to IDACORP, Inc. - Diluted	$5.14	$5.11	$4.85

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2023	2022	2021
	(thousands of dollars)

Net Income	$261,893	$259,560	$245,872
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $(1,477), $9,399, and $1,150	(4,262)	27,118	3,318
Total Comprehensive Income	257,631	286,678	249,190
Comprehensive income attributable to noncontrolling interests	(698)	(578)	(322)
Comprehensive Income Attributable to IDACORP, Inc.	$256,933	$286,100	$248,868

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Balance Sheets

	December 31,
	2023	2022
	(in thousands)
Assets

Current Assets:
Cash and cash equivalents	$327,429	$177,577
Receivables:
Customer (net of allowance of $4,869 and $5,034, respectively)	107,256	114,173
Other (net of allowance of $716 and $512, respectively)	44,661	51,179
Income taxes receivable	24,574	13,734
Accrued unbilled revenues	90,521	84,862
Materials and supplies (at average cost)	140,515	92,461
Fuel stock (at average cost)	19,952	14,762
Prepayments	22,840	24,517
Current regulatory assets	226,235	80,049
Other	71	40,339
Total current assets	1,004,054	693,653

Investments	163,971	121,352

Property, Plant, and Equipment:
Utility plant in service	7,291,532	6,828,467
Accumulated provision for depreciation	(2,557,744)	(2,465,279)
Utility plant in service - net	4,733,788	4,363,188
Construction work in progress	985,502	785,706
Utility plant held for future use	9,511	7,130
Other property, net of accumulated depreciation	16,429	16,946
Property, plant, and equipment - net	5,745,230	5,172,970

Other Assets:
Company-owned life insurance	82,038	73,944
Regulatory assets	1,426,815	1,421,912
Other	53,810	59,427
Total other assets	1,562,663	1,555,283

Total	$8,475,918	$7,543,258

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Balance Sheets

	December 31,
	2023	2022
	(in thousands)
Liabilities and Equity

Current Liabilities:
Current maturities of long-term debt	$49,800	$—
Accounts payable	308,504	292,719
Taxes accrued	6,854	8,565
Interest accrued	38,292	24,060
Accrued compensation	64,645	59,265
Current regulatory liabilities	7,952	63,957
Advances from customers	104,297	72,222
Other	53,732	27,777
Total current liabilities	634,076	548,565

Other Liabilities:
Deferred income taxes	882,724	873,916
Regulatory liabilities	874,601	796,644
Pension and other postretirement benefits	233,965	238,037
Other	160,019	77,336
Total other liabilities	2,151,309	1,985,933

Long-Term Debt	2,775,790	2,194,145

Commitments and Contingencies

Equity:
IDACORP, Inc. shareholders’ equity:
Common stock, no par value (120,000 shares authorized; 50,615 and 50,562 shares issued, respectively)	888,615	882,189
Retained earnings	2,036,138	1,937,972
Accumulated other comprehensive loss	(17,184)	(12,922)
Total IDACORP, Inc. shareholders’ equity	2,907,569	2,807,239
Noncontrolling interests	7,174	7,376
Total equity	2,914,743	2,814,615

Total	$8,475,918	$7,543,258

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2023	2022	2021
	(thousands of dollars)
Operating Activities:
Net income	$261,893	$259,560	$245,872
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	199,908	173,555	179,444
Deferred income taxes and investment tax credits	39,613	(511)	23,901
Changes in regulatory assets and liabilities	(4,748)	(79,693)	(33,705)
Pension and postretirement benefit plan expense	27,155	29,286	33,817
Contributions to pension and postretirement benefit plans	(55,337)	(44,192)	(44,220)
Earnings of equity-method investments	(12,426)	(11,511)	(11,435)
Distributions from equity-method investments	2,950	11,586	11,711
Allowance for equity funds used during construction	(43,221)	(37,285)	(31,537)
Other non-cash adjustments to net income, net	8,414	14,892	8,929
Change in:
Accounts receivable and unbilled revenues	(17,628)	(81,545)	(9,434)
Prepayments	(3,220)	(2,156)	(6,581)
Materials, supplies, and fuel stock	(53,243)	(11,626)	991
Accounts and wages payable	(81,244)	112,602	17,700
Taxes accrued/receivable	(12,551)	(4,628)	(17,885)
Other assets and liabilities	10,712	22,951	(4,304)
Net cash provided by operating activities	267,027	351,285	363,264
Investing Activities:
Additions to property, plant and equipment	(611,137)	(432,589)	(299,999)
Payments received from transmission project joint funding partners	26,501	17,778	5,876
Investments in affordable housing and other real estate tax credit projects	(2,533)	(9,881)	(15,148)
Distributions from equity-method investments, return of investment	—	8,489	14,439
Purchase of equity securities	(12,235)	(45,572)	(17,186)
Purchases of held-to-maturity securities	(1,617)	(31,224)	—
Proceeds from sale of equity securities	8,921	63,857	11,328
Purchases of short-term investments	—	(25,000)	(25,000)
Maturities of short-term investments	—	25,000	50,000
Other	2,153	4,875	2,037
Net cash used in investing activities	(589,947)	(424,267)	(273,653)
Financing Activities:
Issuance of long-term debt	872,000	198,000	—
Discount on issuance of long-term debt	(7,006)	—	—
Retirement of long-term debt	(225,000)	(4,360)	—
Dividends on common stock	(163,545)	(154,287)	(146,119)
Tax withholdings on net settlements of share-based awards	(3,274)	(3,111)	(3,031)
Debt issuance costs and other	(403)	(926)	(334)
Net cash provided by (used in) financing activities	472,772	35,316	(149,484)
Net increase (decrease) in cash and cash equivalents	149,852	(37,666)	(59,873)
Cash and cash equivalents at beginning of the year	177,577	215,243	275,116
Cash and cash equivalents at end of the year	$327,429	$177,577	$215,243
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Income taxes	$6,200	$45,885	$34,330
Interest (net of amount capitalized)	$97,742	$85,985	$83,499
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$185,400	$84,324	$53,690

The accompanying notes are an integral part of these statements.

IDACORP, Inc.
Consolidated Statements of Equity

	Year Ended December 31,
	2023	2022	2021
	(thousands of dollars)
Common Stock:
Balance at beginning of year	$882,189	$874,896	$869,235
Share-based compensation expense	9,578	10,279	8,583
Tax withholdings on net settlements of share-based awards	(3,274)	(3,111)	(3,031)
Other	122	125	109
Balance at end of year	888,615	882,189	874,896

Retained Earnings:
Balance at beginning of year	1,937,972	1,833,580	1,734,103
Net income attributable to IDACORP, Inc.	261,195	258,982	245,550
Common stock dividends ($3.20, $3.04, and $2.88 per share, respectively)	(163,029)	(154,590)	(146,073)
Balance at end of year	2,036,138	1,937,972	1,833,580

Accumulated Other Comprehensive (Loss) Income:
Balance at beginning of year	(12,922)	(40,040)	(43,358)
Unfunded pension liability adjustment (net of tax)	(4,262)	27,118	3,318
Balance at end of year	(17,184)	(12,922)	(40,040)

Total IDACORP, Inc. shareholders’ equity at end of year	2,907,569	2,807,239	2,668,436

Noncontrolling Interests:
Balance at beginning of year	7,376	6,798	6,476
Net income attributable to noncontrolling interests	698	578	322
Distributions to noncontrolling interests	(900)	—	—
Balance at end of year	7,174	7,376	6,798

Total equity at end of year	$2,914,743	$2,814,615	$2,675,234

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Statements of Income

	Year Ended December 31,
	2023	2022	2021
	(thousands of dollars)

Operating Revenues	$1,762,894	$1,641,040	$1,455,410

Operating Expenses:
Operation:
Purchased power	501,531	544,345	393,691
Fuel expense	275,405	230,210	180,550
Power cost adjustment	6,885	(100,659)	(49,844)
Other operations and maintenance	399,855	399,375	361,297
Energy efficiency programs	31,948	33,197	29,920
Depreciation	195,341	170,077	175,555
Other operating expenses	38,550	37,325	34,673
Total operating expenses	1,449,515	1,313,870	1,125,842

Operating Income	313,379	327,170	329,568

Nonoperating (Income) Expense:
Allowance for equity funds used during construction	(43,221)	(37,285)	(31,537)
Earnings of unconsolidated equity-method investments	(10,540)	(10,211)	(10,211)
Interest on long-term debt	116,216	87,259	84,145
Other interest	19,913	15,693	14,511
Allowance for borrowed funds used during construction	(20,012)	(13,914)	(11,993)
Other (income) expense, net	(34,713)	(9,147)	3,171
Total nonoperating expense, net	27,643	32,395	48,086

Income Before Income Taxes	285,736	294,775	281,482

Income Tax Expense	28,926	39,908	38,257

Net Income	$256,810	$254,867	$243,225

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2023	2022	2021
	(thousands of dollars)

Net Income	$256,810	$254,867	$243,225
Other Comprehensive Income:
Unfunded pension liability adjustment, net of tax of $(1,477), $9,399, and $1,150	(4,262)	27,118	3,318
Total Comprehensive Income	$252,548	$281,985	$246,543

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Balance Sheets

	December 31,
	2023	2022
	(in thousands)
Assets

Current Assets:
Cash and cash equivalents	$271,791	$108,933
Receivables:
Customer (net of allowance of $4,869 and $5,034, respectively)	107,256	114,173
Other (net of allowance of $716 and $512, respectively)	44,335	50,754
Income taxes receivable	22,926	13,108
Accrued unbilled revenues	90,521	84,862
Materials and supplies (at average cost)	140,515	92,461
Fuel stock (at average cost)	19,952	14,762
Prepayments	22,710	24,396
Current regulatory assets	226,235	80,049
Other	71	40,339
Total current assets	946,312	623,837

Investments	93,037	78,791

Property, Plant, and Equipment:
Plant in service	7,291,532	6,828,467
Accumulated provision for depreciation	(2,557,744)	(2,465,279)
Plant in service - net	4,733,788	4,363,188
Construction work in progress	985,502	785,706
Plant held for future use	9,511	7,130
Other property	4,310	4,558
Property, plant, and equipment, net	5,733,111	5,160,582

Other Assets:
Company-owned life insurance	82,038	73,944
Regulatory assets	1,426,815	1,421,912
Other	42,218	52,038
Total other assets	1,551,071	1,547,894

Total	$8,323,531	$7,411,104

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Balance Sheets

	December 31,
	2023	2022
	(in thousands)
Liabilities and Equity

Current Liabilities:
Current maturities of long-term debt	$49,800	$—
Accounts payable	307,538	292,616
Accounts payable to affiliates	16,456	56,338
Taxes accrued	6,834	9,101
Interest accrued	38,292	24,060
Accrued compensation	64,408	58,959
Current regulatory liabilities	7,952	63,957
Advances from customers	104,297	72,222
Other	44,907	26,199
Total current liabilities	640,484	603,452

Other Liabilities:
Deferred income taxes	881,050	870,692
Regulatory liabilities	874,601	796,644
Pension and other postretirement benefits	233,965	238,037
Other	135,468	76,471
Total other liabilities	2,125,084	1,981,844

Long-Term Debt	2,775,790	2,194,145

Commitments and Contingencies

Equity:
Common stock, $2.50 par value (50,000 shares authorized; 39,151 shares outstanding)	97,877	97,877
Premium on capital stock	712,258	712,258
Capital stock expense	(2,097)	(2,097)
Retained earnings	1,991,319	1,836,547
Accumulated other comprehensive loss	(17,184)	(12,922)
Total equity	2,782,173	2,631,663

Total	$8,323,531	$7,411,104

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2023	2022	2021
	(thousands of dollars)
Operating Activities:
Net income	$256,810	$254,867	$243,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	199,307	172,976	178,847
Deferred income taxes and investment tax credits	35,080	(11,744)	(7,682)
Changes in regulatory assets and liabilities	(4,748)	(79,693)	(33,705)
Pension and postretirement benefit plan expense	27,138	29,269	33,804
Contributions to pension and postretirement benefit plans	(55,319)	(44,175)	(44,207)
Earnings of equity-method investments	(10,540)	(10,211)	(10,211)
Distributions from equity-method investments	650	10,211	10,211
Allowance for equity funds used during construction	(43,221)	(37,285)	(31,537)
Other non-cash adjustments to net income, net	(1,143)	4,493	346
Change in:
Accounts receivable and unbilled revenues	(17,882)	(81,163)	(8,345)
Prepayments	(3,212)	(2,153)	(6,589)
Materials, supplies, and fuel stock	(53,243)	(11,626)	991
Accounts and wages payable	(121,609)	166,635	17,690
Taxes accrued/receivable	(12,085)	(2,995)	(15,899)
Other assets and liabilities	10,776	22,876	(4,233)
Net cash provided by operating activities	206,759	380,282	322,706
Investing Activities:
Additions to utility plant	(610,913)	(432,430)	(299,972)
Payments received from transmission project joint funding partners	26,501	17,778	5,876
Distributions from equity-method investments, return of investment	—	8,489	14,439
Purchase of equity securities	(11,233)	(43,953)	(15,823)
Purchases of held-to-maturity securities	(1,617)	(31,224)	—
Proceeds from the sale of equity securities	8,921	63,857	11,328
Other	6,198	7,605	2,231
Net cash used in investing activities	(582,143)	(409,878)	(281,921)
Financing Activities:
Issuance of long-term debt	872,000	198,000	—
Discount on issuance of long-term debt	(7,006)	—	—
Retirement of long-term debt	(225,000)	(4,360)	—
Dividends on common stock	(101,790)	(114,447)	(146,076)
Other	38	(739)	(238)
Net cash provided by (used in) financing activities	538,242	78,454	(146,314)
Net increase (decrease) in cash and cash equivalents	162,858	48,858	(105,529)
Cash and cash equivalents at beginning of the year	108,933	60,075	165,604
Cash and cash equivalents at end of the year	$271,791	$108,933	$60,075
Supplemental Disclosure of Cash Flow Information:
Cash paid to IDACORP related to income taxes	$51,815	$2,532	$64,003
Cash paid for interest (net of amount capitalized)	$97,402	$85,648	$83,464
Non-cash investing activities:
Additions to property, plant and equipment in accounts payable	$185,400	$84,324	$53,690

The accompanying notes are an integral part of these statements.

Idaho Power Company
Consolidated Statements of Retained Earnings

	Year Ended December 31,
	2023	2022	2021
	(thousands of dollars)

Retained Earnings, Beginning of Year	$1,836,547	$1,696,304	$1,599,155
Net Income	256,810	254,867	243,225
Dividends on Common Stock	(102,038)	(114,624)	(146,076)
Retained Earnings, End of Year	$1,991,319	$1,836,547	$1,696,304

The accompanying notes are an integral part of these statements.

IDACORP, INC. AND IDAHO POWER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This Annual Report on Form 10-K is a combined report of IDACORP and Idaho Power. Therefore, these Notes to the Consolidated Financial Statements apply to both IDACORP and Idaho Power. However, Idaho Power makes no representation as to the information relating to IDACORP’s other operations.

Nature of Business

IDACORP is a holding company formed in 1998 whose principal operating subsidiary is Idaho Power. Idaho Power is an electric utility engaged in the generation, transmission, distribution, sales, and purchase of electric energy and capacity with a service area covering approximately 24,000 square miles in southern Idaho and eastern Oregon. Idaho Power is regulated primarily by the state utility regulatory commissions of Idaho and Oregon and the FERC. Idaho Power is the parent of IERCo, a joint-owner of BCC, which mines and supplies coal to the Jim Bridger plant owned in part by Idaho Power.

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

IDACORP also consolidates one VIE, Marysville Hydro Partners (Marysville), which is a joint venture owned 50 percent by Ida-West and 50 percent by Environmental Energy Company (EEC). At December 31, 2023 and 2022, Marysville had approximately $14.9 million of primarily hydropower plant assets. EEC has borrowed amounts from Ida-West to fund a portion of its required capital contributions to Marysville. The loans are payable from EEC’s share of distributions from Marysville and are secured by the stock of EEC and EEC’s interest in Marysville. Ida-West is identified as the primary beneficiary because the combination of its ownership interest in the joint venture with the intercompany note and the EEC note result in Ida-West's ability to control the activities of the joint venture.

The BCC investment is also a VIE, but because the power to direct the activities that most significantly impact the economic performance of BCC is shared with the joint-owner, Idaho Power is not the primary beneficiary. The carrying value of Idaho Power's investment in BCC was $24.1 million at December 31, 2023, and Idaho Power's maximum exposure to loss is the carrying value, any additional future contributions to BCC, and a $47.6 million guarantee for mine reclamation costs. BCC has a reclamation trust fund set aside specifically for the purpose of paying the reclamation costs, the market value of which exceeded the total estimated reclamation obligation at December 31, 2023. The guarantee, reclamation obligation, and reclamation trust are discussed further in Note 9 - "Commitments."

IFS's affordable housing limited partnership and other real estate tax credit investments are also VIEs for which IDACORP is not the primary beneficiary. IFS's limited partnership interests range from 4 to 100 percent and were acquired between 2003 and 2023. As a limited partner, IFS does not control these entities and they are not consolidated. IFS’s maximum exposure to loss in these developments is limited to its net carrying value, which was $57.3 million at December 31, 2023.

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

Idaho Power meets the requirements under GAAP to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. IDACORP’s and Idaho Power’s financial statements reflect the effects of the different ratemaking principles followed by the jurisdictions regulating Idaho Power. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures, such as property, plant, and equipment; regulatory assets and liabilities; operating revenues; O&M expense; depreciation expense; and income tax expense. The application of accounting principles related to regulated operations sometimes results in Idaho Power recording expenses and revenues in a different period than when an unregulated enterprise would record such expenses and revenues. In these instances, the amounts are deferred or accrued as regulatory assets or regulatory liabilities on the balance sheet. Regulatory assets represent incurred costs that have been deferred because it is probable they will be recovered from customers through future rates. Regulatory liabilities represent obligations to make refunds to customers for previous collections, or represent amounts collected in advance of incurring an expense. The effects of applying these regulatory accounting principles to Idaho Power’s operations are discussed in more detail in Note 3 - "Regulatory Matters."

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

The following table provides a rollforward of the allowance for uncollectible accounts related to customer receivables (in thousands of dollars):

	Year Ended December 31,
	2023	2022
Balance at beginning of period	$5,034	$4,499
Additions to the allowance	3,617	3,265
Write-offs, net of recoveries	(3,782)	(2,730)
Balance at end of period	$4,869	$5,034
Allowance for uncollectible accounts as a percentage of customer receivables	4.3%	4.2%

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

There were no impaired receivables without related allowances at December 31, 2023 and 2022. Once a receivable is determined to be impaired, any further interest income recognized is fully reserved.

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

Property, Plant, and Equipment and Depreciation

The cost of utility plant in service represents the original cost of contracted services, direct labor and material, AFUDC, and indirect charges for engineering, supervision, and similar overhead items. Repair and maintenance costs associated with planned major maintenance are expensed as the costs are incurred, as are maintenance and repairs of property and replacements and renewals of items determined to be less than units of property. For utility property replaced or renewed, the original cost plus removal cost less salvage is charged to accumulated provision for depreciation, while the cost of related replacements and renewals is added to property, plant, and equipment.

All utility plant in service is depreciated using the straight-line method at rates approved by regulatory authorities. Annual depreciation provisions as a percent of average depreciable utility plant in service approximated 2.9 percent in 2023, 2.7 percent in 2022, and 2.9 percent in 2021.

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

Long-lived assets are periodically reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the undiscounted expected future cash flows from an asset is less than the carrying value of the asset, impairment is recognized in the financial statements. There were no material impairments of long-lived assets in 2023, 2022, or 2021.

Allowance for Funds Used During Construction

AFUDC represents the cost of financing construction projects with borrowed funds and equity funds. With one exception, for the HCC relicensing project, cash is not realized currently from such allowance; it is realized under the ratemaking process over the service life of the related property through increased revenues resulting from a higher rate base and higher depreciation expense. The component of AFUDC attributable to borrowed funds is included as a reduction to total nonoperating expense, net. Idaho Power’s weighted-average monthly AFUDC rate was 7.4 percent for 2023 and 2022, and 7.5 percent for 2021.

Income Taxes

IDACORP and Idaho Power account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method (commonly referred to as normalized accounting), deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. In general, deferred income tax expense or benefit for a reporting period is recognized as the change in deferred tax assets and liabilities from the beginning to the end of the period. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date unless Idaho Power's primary regulator, the IPUC, orders direct deferral of the effect of the change in tax rates over a longer period of time.

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

New and Recently Adopted Accounting Pronouncements

Recently Adopted Accounting Pronouncements

There have been no recently adopted accounting pronouncements that have had a material impact on IDACORP's or Idaho Power's consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Standards Accounting Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for annual periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024, with early adoption permitted. The amendments in this ASU will be applied retrospectively. IDACORP and Idaho Power are currently evaluating the impact that adoption of this ASU will have on their notes to the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures which expands the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The amendments in this ASU will be applied prospectively and may be applied retrospectively. IDACORP and Idaho Power are currently evaluating the impact that adoption of this ASU will have on their notes to the consolidated financial statements.

There have been no other recent accounting pronouncements not yet adopted that are expected to have a material impact on IDACORP's or Idaho Power's consolidated financial statements.

2. INCOME TAXES

A reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

	IDACORP			Idaho Power
	2023	2022	2021	2023	2022	2021
	(thousands of dollars)
Federal income tax expense at statutory rate	$60,583	$62,333	$59,317	$60,005	$61,903	$59,111
Change in taxes resulting from:
AFUDC	(13,279)	(10,752)	(9,141)	(13,279)	(10,752)	(9,141)
Capitalized interest	3,097	1,633	1,077	3,097	1,633	1,077
Investment tax credits	(5,451)	(3,119)	(2,866)	(5,451)	(3,119)	(2,866)
Removal costs	(6,312)	(4,900)	(3,302)	(6,312)	(4,900)	(3,302)
Capitalized overhead costs	(2,100)	(3,150)	(8,190)	(2,100)	(3,150)	(8,190)
Capitalized repair costs	(24,360)	(19,320)	(17,430)	(24,360)	(19,320)	(17,430)
State income taxes, net of federal benefit	15,802	18,139	11,359	16,081	18,352	11,633
Depreciation	18,041	11,897	14,233	18,041	11,897	14,233
Excess deferred income tax reversal	(10,684)	(11,405)	(8,958)	(10,684)	(11,405)	(8,958)
Income tax return adjustments	(8,229)	(2,692)	3,169	(7,732)	(2,827)	1,759
Real Estate-related tax credits	(6,869)	(6,362)	(6,245)	—	—	—
Real Estate-related investment distributions	(507)	(812)	(1,010)	—	—	—
Real Estate-related investment amortization	5,570	4,355	4,095	—	—	—
Other, net	1,994	1,999	804	1,620	1,596	331
Total income tax expense	$27,296	$37,844	$36,912	$28,926	$39,908	$38,257
Effective tax rate	9.5%	12.7%	13.1%	10.1%	13.5%	13.6%

The items comprising income tax expense are as follows:

	IDACORP			Idaho Power
	2023	2022	2021	2023	2022	2021
	(thousands of dollars)
Income taxes current:
Federal	$(13,253)	$31,668	$15,210	$(4,757)	$37,696	$40,525
State	5,634	5,474	6,630	3,627	11,715	12,932
Total	(7,619)	37,142	21,840	(1,130)	49,411	53,457
Income taxes deferred:
Federal	(18,419)	(13,696)	(1,787)	(19,086)	(13,127)	(21,737)
State	(3,269)	4,087	1,154	(1,051)	(2,202)	(5,295)
Total	(21,688)	(9,609)	(633)	(20,137)	(15,329)	(27,032)
Investment tax credits:
Deferred	55,644	8,945	14,698	55,644	8,945	14,698
Restored	(5,451)	(3,119)	(2,866)	(5,451)	(3,119)	(2,866)
Total	50,193	5,826	11,832	50,193	5,826	11,832
Real estate-related investments at IFS	6,410	4,485	3,873	—	—	—
Total income tax expense	$27,296	$37,844	$36,912	$28,926	$39,908	$38,257

The components of the net deferred tax liability are as follows:

	IDACORP		Idaho Power
	2023	2022	2023	2022
	(thousands of dollars)
Deferred tax assets:
Regulatory liabilities	$108,641	$94,946	$108,641	$94,946
Deferred compensation	24,288	24,495	24,288	24,495
Deferred revenue	58,860	53,418	58,860	53,418
Tax credits	52,010	44,727	49,734	44,727
Partnership investments	12,652	15,259	12,652	15,259
Retirement benefits	44,803	38,687	44,803	38,687
Other	26,537	19,657	26,416	19,526
Total	327,791	291,189	325,394	291,058
Deferred tax liabilities:
Property, plant and equipment	266,992	249,452	266,992	249,452
Regulatory assets	774,672	739,689	774,672	739,689
Power cost adjustment	29,742	33,116	29,742	33,116
Partnership investments	3,593	3,355	—	—
Retirement benefits	94,231	80,777	94,231	80,777
Other	41,285	58,716	40,807	58,716
Total	1,210,515	1,165,105	1,206,444	1,161,750
Net deferred tax liabilities	$882,724	$873,916	$881,050	$870,692

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

Tax Credit Carryforwards

As of December 31, 2023, IDACORP had $52.0 million of Idaho investment tax credit carryforward, which expire from 2029 to 2037.

Uncertain Tax Positions

IDACORP and Idaho Power believe that they have no material income tax uncertainties for 2023 and prior tax years. Both companies recognize interest accrued related to unrecognized tax benefits as interest expense and penalties as other expense.

IDACORP and Idaho Power are subject to examination by their major tax jurisdictions - United States federal and the State of Idaho. The open tax years for examination are 2020-2021 and 2023 for federal and 2022-2023 for Idaho. In May 2009, IDACORP formally entered the U.S. Internal Revenue Service (IRS) Compliance Assurance Process (CAP) program for its 2009 tax year and has remained in the CAP program for all subsequent years. In 2023, the IRS completed its examination of IDACORP’s 2022 tax year with no unresolved income tax issues.

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

The following table presents a summary of Idaho Power’s regulatory assets and liabilities (in thousands of dollars):

		As of December 31, 2023
	Remaining Amortization Period	Earning a Return(1)	Not Earning a Return	Total as of December 31,
Description				2023	2022
Regulatory Assets:
Income taxes(2)		$—	$774,672	$774,672	$739,689
Unfunded postretirement benefits(3)		—	87,318	87,318	70,254
Pension expense deferrals(4)		253,744	1,500	255,244	249,503
Energy efficiency program costs(5)		—	—	—	3,767
Power supply costs(6)	2024-2025	134,816	(19,291)	115,525	129,309
Fixed cost adjustment(6)	2024-2025	36,037	15,248	51,285	41,901
North Valmy plant settlements(6)	2024-2028	82,917	—	82,917	90,747
Jim Bridger plant settlement(6)	2024-2030	108,376	15,256	123,632	80,531
Wildfire Mitigation Plan deferral(6)		—	51,329	51,329	27,078
Asset retirement obligations(7)		—	35,270	35,270	28,780
Long-term service agreement	2024-2043	12,679	8,276	20,955	22,114
Other	2024-2056	2,330	52,573	54,903	18,288
Total		$630,899	$1,022,151	$1,653,050	$1,501,961
Regulatory Liabilities:
Income taxes(8)		$—	$108,641	$108,641	$94,946
Depreciation-related excess deferred income taxes(9)		147,950	—	147,950	158,634
Removal costs(7)		—	175,369	175,369	180,087
Investment tax credits		—	165,479	165,479	115,285
Deferred revenue-AFUDC(10)		177,884	50,787	228,671	207,528
Energy efficiency program costs(5)		1,507	—	1,507	154
Power supply costs(6)		1,240	—	1,240	—
Mark-to-market liabilities		—	88	88	59,544
Tax reform accrual for future amortization(11)		—	40,891	40,891	32,793
Other		8,383	4,334	12,717	11,630
Total		$336,964	$545,589	$882,553	$860,601

(1) Earning a return includes either interest or a return on the investment as a component of rate base at the allowed rate of return. The interest rate on deferral accounts is published annually by the IPUC and OPUC. The applicable rates for 2023 were 2% and 4.5%, respectively.
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
(5)    The energy efficiency asset and liability represent the separate Idaho and Oregon jurisdiction balances at December 31, 2022, and December 31, 2023, respectively. During 2023, the balances changed from an asset to a liability in the Idaho jurisdiction.
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

Idaho Jurisdiction Power Cost Adjustment Mechanism: In the Idaho jurisdiction, the annual PCA consists of (a) a forecast component, based on a forecast of net power supply costs in the coming year as compared with net power supply costs included in base rates; and (b) a balancing component that trues up the difference between the previous year’s actual net power supply costs and the costs collected in the previous year's forecast component. The latter component ensures that, over time, the actual collection or refund of net power supply costs matches the amounts authorized. The PCA mechanism includes:

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

The Idaho deferral period or Idaho-jurisdiction PCA year runs from April 1 through March 31. Amounts deferred during the PCA year are primarily recovered or refunded during the subsequent June 1 through May 31 period. In May 2023, the IPUC approved recovery of an incremental $200.2 million of Idaho-jurisdiction PCA revenues, but directed Idaho Power to spread recovery of the $190.2 million deferral balance component of the PCA over a two-year period from June 1, 2023 to May 31, 2025, resulting in a total PCA increase of $105.1 million, effective for the PCA collection period from June 1, 2023 to May 31, 2024. The order deferred collection of $95.1 million of deferred PCA costs to the subsequent annual PCA collection period from June 1, 2024, to May 31, 2025. The net increase in PCA revenues reflects higher market energy and natural gas prices, combined with lower-than-expected hydropower generation and limited coal supply in the prior April 2022 to March 2023 PCA period. The net increase also reflects an expectation of continued elevated market energy and natural gas prices in the April 2023 to March 2024 forecast period.

The table below summarizes the three most recent Idaho-jurisdiction PCA rate adjustments, which also include non-PCA-related rate adjustments as ordered by the IPUC:

Effective Date	$ Change (millions)	Notes
June 1, 2023	$105.1	The $105.1 million increase in PCA rates reflects higher market energy and natural gas prices, combined with lower-than-expected low-cost hydropower generation and limited coal supply. The increased rate also reflects an expectation of continued elevated market energy prices and natural gas prices in the forecast period.
June 1, 2022	$94.9	The increase in PCA rates reflected a forecasted reduction in low-cost hydroelectric generation as well as higher costs associated with market energy prices and natural gas prices. The rate also reflected $0.6 million of 2021 earnings shared with customers under the 2018 Settlement Stipulation described below.
June 1, 2021	$39.1
The net increase in PCA rates reflected a forecasted reduction in low-cost hydroelectric generation as well as higher costs associated with forecasted PURPA power purchases. The net increase in PCA rates also reflected a smaller credit to customers through the true-up component.

Oregon Jurisdiction Power Cost Adjustment Mechanism: Idaho Power’s power cost recovery mechanism in Oregon has two components: an annual power cost update (APCU) and a power cost adjustment mechanism (PCAM). The APCU allows Idaho

Power to reestablish its Oregon base net power supply costs annually, separate from a general rate case, and to forecast net power supply costs for the upcoming water year. The PCAM is a true-up filed annually in February. The filing calculates the deviation between actual net power supply expenses incurred for the preceding calendar year and the net power supply expenses recovered through the APCU for the same period. Actual 2023 Oregon-jurisdiction power supply costs were less than the amount recovered through the APCU, resulting in a $0.9 million refund due to customers, while in 2022, Oregon jurisdiction power supply cost exceeded the amount recovered through the APCU, resulting in a $1.1 million deferral of costs for future recovery. Variances during 2023 and 2022 did not have a material impact on the companies' financial statements. Idaho Power's annual June 1 APCU rate changes were $7.7 million, $4.0 million, and $2.4 million in 2023, 2022, and 2021, respectively.

Notable Idaho Base Rate Adjustments

Idaho base rates were most recently established through a general rate case in 2023, with rate changes effective January 1, 2024. Previously, base rates were established in a general rate case in 2012 and adjusted in 2014, 2017, 2018, and 2019.

2023 Idaho General Rate Case: In June 2023, Idaho Power filed a general rate case with the IPUC. In December 2023, the IPUC issued an order approving a settlement stipulation among parties (2023 Settlement Stipulation) settling the general rate case.

The Order and the 2023 Settlement Stipulation contains the following significant terms, among other items:

•Idaho Power will implement revised tariff schedules designed to increase annual Idaho-jurisdictional retail revenue by $54.7 million, or 4.25 percent, effective January 1, 2024. The $54.7 million of additional annual revenue is net of an Idaho-jurisdiction PCA rate decrease of $168.3 million and a reduction to annual energy efficiency rider collection of $3.5 million, each of which was transferred into base rates;
•A 9.6 percent return on equity and a 7.247 percent authorized rate of return based on a non-specified cost of debt and capital structure, applied to an Idaho-jurisdictional rate base of approximately $3.8 billion;
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
•Modifications to the Idaho-jurisdiction FCA mechanism to support Idaho Power’s rate designs and to reflect updated fixed costs;
•Continued deferral of incremental vegetation management and insurance costs, as measured from 2022 actual costs, through the earlier of Idaho Power’s next Idaho general rate case or 2025;
•An annual $18 million increase in collection of Idaho Power’s regulatory asset associated with its defined benefit pension plan contributions;
•Modifications to Idaho Power’s ADITC and revenue sharing mechanism beginning in 2024 to (1) include an additional amount of investment tax credits equal to the incremental investment tax credits generated from Idaho Power’s investment in 2023 battery storage projects; (2) remove the existing $25 million annual cap on the amount of accelerated amortization of ADITCs; (3) establish a minimum specified Idaho ROE of 9.12 percent for additional amortization of ADITCs; (4) establish a 9.6 percent Idaho ROE as the threshold for revenue sharing of Idaho-jurisdiction earnings between Idaho Power and Idaho customers; and (5) implement all revenue sharing through the PCA rather than a portion offsetting customer-funded pension obligations;
•Agreement that Idaho Power’s capital expenditures through year-end 2022 were prudently incurred;
•Deferral and amortization of annual differences between certain periodic maintenance costs at Idaho Power’s natural gas-fired power plants; and
•A residential price modernization plan and updated rate designs.

Under the modified ADITC and Revenue Sharing mechanism, if Idaho Power's annual Idaho ROE in any year exceeds 9.6 percent, the amount of earnings exceeding 9.6 percent will be allocated 80.0 percent to Idaho Power's Idaho customers as a rate reduction to be effective at the time of the subsequent year's PCA, and 20.0 percent to Idaho Power.

In 2023, Idaho Power recorded no amortization of ADITC. Accordingly, at December 31, 2023, the full amount of ADITC remained available for future use under the terms of the 2023 Settlement Stipulation and the 2018 Settlement Stipulation described below.

May 2018 Idaho Tax Reform Settlement Stipulation: In May 2018, the IPUC issued an order approving a settlement stipulation (2018 Settlement Stipulation) related to income tax reform. Beginning June 1, 2018, the 2018 Settlement Stipulation provided an annual (a) $18.7 million reduction to Idaho customer base rates and (b) $7.4 million amortization of existing regulatory deferrals for specified items or future amortization of other existing or future unspecified regulatory deferrals that would otherwise be a future regulatory asset recoverable from Idaho customers. The 2018 Settlement Stipulation also provided for the indefinite extension, with modifications, of a previous 2014 settlement stipulation beyond its termination date of December 31, 2019, with modified terms related to the ADITC and revenue sharing mechanism that became effective January 1, 2020.

The 2018 Settlement Stipulation provided Idaho Power the ability to earn a minimum Idaho ROE of 9.4 percent by amortizing up to $25 million of additional ADITC in any calendar year. If Idaho Power’s annual Idaho ROE in any year exceeded 10.0 percent, the amount of earnings exceeding 10.0 percent and up to and including 10.5 percent would be allocated 80 percent to Idaho Power’s Idaho customers as a rate reduction to be effective at the time of the subsequent year’s PCA, and 20 percent to Idaho Power. Idaho Power’s ADITC and revenue sharing mechanism was modified by the 2023 Settlement Stipulation.

North Valmy Base Rate Adjustment Settlement Stipulations: Idaho Power has settlement stipulations in place in Idaho and Oregon related to the planned end of its participation in coal-fired operations of both units of its jointly-owned North Valmy power plant. Idaho Power ceased coal-fired operations at unit 1 in 2019, as planned, and these settlement stipulations provide for Idaho Power to cease coal-fired operations at unit 2 in 2025. The IPUC-approved settlement stipulation provides for (1) accelerated depreciation for the North Valmy plant to allow the coal-related plant assets to be fully depreciated and recovered by December 31, 2028, (2) Idaho Power to use prudent and commercially reasonable efforts to end its participation in coal-fired operations at North Valmy as described above, (3) a balancing account to track the incremental costs, benefits, and required regulatory accounting associated with ceasing participation in coal-fired operations at the North Valmy plant, and (4) increased customer rates related to the associated incremental annual levelized revenue requirement. If actual costs incurred differ from forecasted amounts included in the settlement stipulation, collection or refund of any differences would be subject to regulatory approval.

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

The Bridger Order allows for regulatory accounting entries and establishes balancing accounts (recorded as regulatory assets or liabilities on Idaho Power’s and IDACORP’s consolidated balance sheets) to track differences between amounts recovered in rates and actual incremental costs and benefits associated with Idaho Power’s plan at the time of the Bridger Order to cease its participation in coal-fired operations at the Jim Bridger plant by the end of 2028. The incremental costs and benefits include the revenue requirement associated with the incremental Jim Bridger plant coal-related investments made from 2012 through the end of 2020, forecasted coal-related investments, and near-term decommissioning costs, offset by other O&M cost savings. The Bridger Order deemed all coal-related investments at the Jim Bridger plant from 2012 through 2020 to be prudent for recovery.

In the Bridger Order, the IPUC reduced Idaho Power's requested rate increase from 2.1 percent in its amended filing to 1.5 percent, a reduction from a requested $27.1 million to $18.8 million annually. The Bridger Order provides that any uncollected amount resulting from the reduction in the rate increase will be recorded in the balancing account for future recovery with no carrying charge. The uncollected amounts tracked in this balancing account were included for recovery in the 2023 Settlement Stipulation. Idaho Power anticipates making future filings with the IPUC that may result in periodic adjustments to rates to true up variances between revenue collections and actual revenue requirement amounts. The Bridger Order allows Idaho Power to earn a return on and recover through 2030 the net book value of coal-related assets at the Jim Bridger plant as of December 31, 2020, as well as forecasted coal-related investments.

Other Notable Idaho Regulatory Matters

Fixed Cost Adjustment: The FCA mechanism, applicable to Idaho residential and small commercial customers, is designed to remove a portion of Idaho Power’s financial disincentive to invest in energy efficiency programs by separating (or decoupling) the recovery of fixed costs from the variable kWh charge and linking it instead to a set amount per customer. Under Idaho Power's current rate design, recovery of a portion of fixed costs is included in the variable kWh charge, which may result in over-collection or under-collection of fixed costs. To return over-collection to customers or to collect under-collection from customers, the FCA mechanism allows Idaho Power to accrue, or defer, the difference between the authorized fixed-cost recovery amount per customer and the actual fixed costs per customer recovered by Idaho Power during the year. The IPUC has discretion to cap the annual increase in the FCA recovery at 3 percent of base revenue, with any excess deferred for collection in a subsequent year. In May 2023, the IPUC issued an order approving a $10.1 million decrease in recovery from the FCA from $35.2 million to $25.1 million for the 2022 FCA deferral, with new rates effective for the period from June 1, 2023, to May 31, 2024. Beginning with the 2024 FCA deferral, the 2023 Settlement Stipulation updates the authorized fixed-cost recovery amount per customer and modifies parts of the FCA mechanism to support Idaho Power's proposed rate designs, as noted above.

The following table summarizes FCA amounts approved for collection in the prior three FCA years:

FCA Year	Period Rates in Effect	Annual Amount (in millions)
2022	June 1, 2023-May 31, 2024	$25.1
2021	June 1, 2022-May 31, 2023	$35.2
2020	June 1, 2021-May 31, 2022	$38.3

Wildfire Mitigation Cost Recovery: In June 2021 and March 2023, the IPUC issued orders authorizing Idaho Power to defer for future amortization incremental O&M and depreciation expense for certain capital investments necessary to implement Idaho Power's WMP. As of December 31, 2023, Idaho Power’s deferral balance of Idaho-jurisdiction costs related to the WMP was $51.3 million. As a result of the 2023 Settlement Stipulation, Idaho Power will recover and amortize its WMP deferral balance through 2022 of $26.7 million, beginning January 1, 2024.

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

In December 2023, Idaho Power filed a general rate case with the OPUC. The filing was based on a 2024 test year and requested an overall annual rate increase of $10.7 million, or 19.28 percent. The filing requested, among other items, a 10.4 percent authorized rate of return on equity and an approximate $188.9 million Oregon-jurisdiction retail rate base. The $188.9 million of rate base excludes rate base associated with Idaho Power's jointly-owned North Valmy coal facilities, the costs of which are recovered under the separate rate mechanism noted above. In its application, Idaho Power proposed a capitalization structure of 49 percent long-term debt and 51 percent common stock equity. Idaho Power included an average cost of debt of 5.104 percent and an overall cost of capital of 7.807 percent. If approved by the OPUC, new rates for Oregon-jurisdiction customers would become effective in October 2024 or later.

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

Applicable Period	OATT Rate (per kW-year)
October 1, 2023 to September 30, 2024	$30.74
October 1, 2022 to September 30, 2023	$31.42
October 1, 2021 to September 30, 2022	$31.19
October 1, 2020 to September 30, 2021	$29.95

Idaho Power's current OATT rate is based on a net annual transmission revenue requirement of $135.7 million, which represents the OATT formulaic determination of Idaho Power's net cost of providing OATT-based transmission service.

4. REVENUES

The following table provides a summary of electric utility operating revenues for IDACORP and Idaho Power (in thousands):

	Year Ended December 31,
	2023	2022	2021
Electric utility operating revenues:
Revenue from contracts with customers	$1,639,612	$1,557,974	$1,382,653
Alternative revenue programs and derivative revenues	123,282	83,066	72,757
Total electric utility operating revenues	$1,762,894	$1,641,040	$1,455,410

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

The following table presents revenues from contracts with customers disaggregated by revenue source (in thousands):

	Year Ended December 31,
	2023	2022	2021
Revenues from contracts with customers:
Retail revenues:
Residential (includes $37,233, $22,595, and $34,835, respectively, related to the FCA(1))	$684,649	$645,236	$583,061
Commercial (includes $1,338, $922, and $1,407, respectively, related to the FCA(1))	378,330	347,970	314,745
Industrial	244,538	217,368	195,214
Irrigation	173,929	170,964	168,664
Provision for sharing	—	—	(569)
Deferred revenue related to HCC relicensing AFUDC(2)	(8,780)	(8,780)	(8,780)
Total retail revenues	1,472,666	1,372,758	1,252,335
Less: FCA mechanism revenues(1)	(38,571)	(23,517)	(36,242)
Wholesale energy sales	63,421	66,519	40,839
Transmission wheeling-related revenues	80,357	80,527	67,997
Energy efficiency program revenues	31,948	33,197	29,920
Other revenues from contracts with customers	29,791	28,490	27,804
Total revenues from contracts with customers	$1,639,612	$1,557,974	$1,382,653

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

Provision for Sharing: Idaho Power has regulatory settlement stipulations in Idaho that provide for the potential sharing between Idaho Power and its Idaho customers of Idaho-jurisdictional earnings in excess of 10.0 percent of Idaho ROE (in excess of 9.6 percent of Idaho ROE beginning in 2024). Based on full-year 2023 Idaho ROE, Idaho Power recorded no provision against current revenues for sharing of earnings with customers for 2023. During 2022, no provision was recorded and in 2021, $0.6 million of sharing of earnings with customers was recorded. The regulatory settlement stipulations are described further in Note 3 - "Regulatory Matters."

Wholesale Energy Sales: As a public utility under the FPA, Idaho Power has the authority to charge market-based rates for wholesale energy sales under its FERC tariff. Idaho Power’s wholesale electricity sales are primarily to utilities and power marketers and are predominantly short-term and consist of a single performance obligation satisfied as energy is transferred to the counterparty. Idaho Power's wholesale energy sales depend largely on the availability of generation resources in excess of the amount necessary to serve customer loads as well as adequate market power prices and demand at the time when those resources are available. A reduction in any of those factors may lead to lower wholesale energy sales.

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

Energy Efficiency Program Revenues: Idaho Power collects most of its energy efficiency program costs through an energy efficiency rider on customer bills. The rider collections are deferred until expenditures are incurred. Energy efficiency program expenditures funded through the rider are reported as an operating expense with an equal amount recognized in revenues, resulting in no net impact on earnings. The cumulative variance between expenditures and amounts collected through the rider is recorded as a regulatory asset or liability. A liability balance indicates that Idaho Power has collected more than it has spent, and an asset balance indicates that Idaho Power has spent more than it has collected. At December 31, 2023, Idaho Power's energy efficiency rider balances were a $0.7 million regulatory liability in the Idaho jurisdiction and a $0.8 million regulatory liability in the Oregon jurisdiction.

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

Derivative revenues include gains from settled electricity swaps and sales of electricity under forward sales contracts that are bundled with RECs. Related to these forward sales, Idaho Power simultaneously enters into forward purchases of electricity for the same quantity at the same location, which are recorded in purchased power on the consolidated statements of income. For more information on settled electricity swaps, see Note 15 - "Derivative Financial Instruments."

The table below presents the FCA mechanism revenues and derivative revenues (in thousands):

	Year Ended December 31,
	2023	2022	2021
Alternative revenue programs and derivative revenues:
FCA mechanism revenues	$38,571	$23,517	$36,242
Derivative revenues	84,711	59,549	36,515
Total alternative revenue programs and derivative revenues	$123,282	$83,066	$72,757

IDACORP's Other Operating Revenues

Other operating revenues on IDACORP's consolidated statements of income are primarily comprised of revenues from IDACORP’s subsidiary, Ida-West. Ida-West operates small hydropower generation projects that satisfy the requirements of PURPA.

5. LONG-TERM DEBT

The following table summarizes IDACORP's and Idaho Power's long-term debt at December 31 (in thousands of dollars):

	2023	2022
First mortgage bonds:
2.50% Series due 2023	$—	$75,000
1.90% Series due 2030	80,000	80,000
6.00% Series due 2032	100,000	100,000
4.99% Series due 2032	23,000	23,000
5.50% Series due 2033	70,000	70,000
5.50% Series due 2034	50,000	50,000
5.875% Series due 2034	55,000	55,000
5.30% Series due 2035	60,000	60,000
6.30% Series due 2037	140,000	140,000
6.25% Series due 2037	100,000	100,000
4.85% Series due 2040	100,000	100,000
4.30% Series due 2042	75,000	75,000
5.06% Series due 2042	25,000	25,000
5.06% Series due 2043	60,000	—
4.00% Series due 2043	75,000	75,000
3.65% Series due 2045	250,000	250,000
4.05% Series due 2046	120,000	120,000
4.20% Series due 2048	450,000	450,000
5.20% Series due 2053	62,000	—
5.50% Series due 2053	400,000	—
5.80% Series due 2054	350,000	—
Total first mortgage bonds	2,645,000	1,848,000
Pollution control revenue bonds:
1.45% Series due 2024(1)	49,800	49,800
1.70% Series due 2026(1)	116,300	116,300
Total pollution control revenue bonds	166,100	166,100
Floating Rate Term Loan Facility due 2024	—	150,000
American Falls Variable Rate bond guarantee due 2025	19,885	19,885
Unamortized premium/discount and issuance costs	(5,395)	10,160
Total IDACORP and Idaho Power outstanding debt(2)	2,825,590	2,194,145
Current maturities of long-term debt	(49,800)	—
Total long-term debt	$2,775,790	$2,194,145

(1) Humboldt County and Sweetwater County Pollution Control Revenue Bonds are secured by the first mortgage bonds, bringing the total first mortgage bonds outstanding at December 31, 2023, to $2.811 billion.
(2) At December 31, 2023 and 2022, the overall effective cost rate of Idaho Power's outstanding debt was 4.98 percent and 4.60 percent, respectively.

At December 31, 2023, the maturities for the aggregate amount of IDACORP and Idaho Power long-term debt outstanding were as follows (in thousands of dollars):

2024	2025	2026	2027	2028	Thereafter
$49,800	$19,885	$116,300	$—	$—	$2,645,000

Long-Term Debt Issuances, Maturities, and Redemptions

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

On March 8, 2023, pursuant to the Bond Purchase Agreement defined below, Idaho Power issued $60 million in aggregate principal amount of 5.06% first mortgage bonds, secured medium-term notes, Series N, maturing on March 8, 2043; and $62 million in aggregate principal amount of 5.20% first mortgage bonds, secured medium-term notes, Series N, maturing on March 8, 2053.

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

On March 4, 2022, Idaho Power entered into a floating rate term loan credit agreement (Term Loan Facility). The Term Loan Facility was a two-year senior unsecured term loan facility in the aggregate principal amount of $150 million. On March 31, 2023, Idaho Power repaid $100 million and on May 17, 2023, repaid $50 million principal amount to fully repay the Term Loan Facility. At December 31, 2023, there was no remaining outstanding principal balance of the Term Loan Facility.

Idaho Power First Mortgage Bonds

Idaho Power's issuance of long-term indebtedness is subject to the approval of the IPUC, OPUC, and WPSC. In May and June 2022, Idaho Power received orders from the IPUC, OPUC, and WPSC authorizing the company to issue and sell from time to time up to $1.2 billion in aggregate principal amount of debt securities and first mortgage bonds, subject to conditions specified in the orders. Authority from the IPUC is effective through May 31, 2025, subject to extensions upon request to the IPUC. The OPUC's and WPSC's orders do not impose a time limitation for issuances, but the OPUC order does impose a number of other conditions, including a requirement that the interest rates for the debt securities or first mortgage bonds fall within either (a) designated spreads over comparable U.S. Treasury rates or (b) a maximum interest rate limit of 8.0 percent. At December 31, 2023, $280 million remains available for debt issuance under the regulatory orders. In January 2024, Idaho Power submitted applications to the IPUC, OPUC, and WPSC requesting authorization to issue and sell from time to time up to $1.2 billion in aggregate principal amount of debt securities and first mortgage bonds, which if approved will replace the $280 million remaining under the existing regulatory orders. On February 8, 2024, Idaho Power received an order from OPUC authorizing its request. As of the date of this report, approvals from the IPUC and WPSC are still pending.

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

The Tranche 1 Bonds and Tranche 2 Bonds were issued on December 22, 2022, and the Tranche 3 Bonds and Tranche 4 Bonds were issued on March 8, 2023, each under the Indenture.

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

As of December 31, 2023, the maximum amount of additional first mortgage bonds Idaho Power could issue approximately $700 million, though as of the date of this report the amount is limited to the $280 million amount authorized by the IPUC, OPUC, and WPSC. Separately, the Indenture also limits the amount of additional first mortgage bonds that Idaho Power may issue to the sum of (a) the principal amount of retired first mortgage bonds and (b) 60 percent of total unfunded property additions, as defined in the Indenture. As of December 31, 2023, Idaho Power could issue approximately $1.9 billion of additional first mortgage bonds based on retired first mortgage bonds and total unfunded property additions.

6. COMMON STOCK

IDACORP Common Stock

The following table summarizes IDACORP common stock transactions during the last three years and shares reserved at December 31, 2023:

	Shares issued			Shares reserved
	2023	2022	2021	December 31, 2023
Balance at beginning of year	50,561,892	50,516,479	50,461,885
Forward sale agreements	—	—	—	3,221,982
Continuous equity program (inactive)	—	—	—	3,000,000
Dividend reinvestment and stock purchase plan	—	—	—	2,841,702
Employee savings plan	—	—	—	3,567,954
Long-term incentive and compensation plan(1)	53,345	45,413	54,594	1,161,509
Balance at end of year	50,615,237	50,561,892	50,516,479

(1) During 2023, 2022, and 2021, IDACORP granted 75,295, 73,131, and 76,147 restricted stock unit awards, respectively, to employees and 12,459, 12,021, and 14,025 shares of common stock, respectively, to directors. During 2023, 2022, and 2021, IDACORP issued 53,345, 45,413, and 54,594 shares of common stock, respectively, using original issuances of shares pursuant to the LTICP, including 13,842, 8,674, and 12,784 shares of common stock, respectively, issued to members of the board of directors.

Equity Forward Sale Agreements

On November 7, 2023, IDACORP announced a registered public offering of 2,801,724 shares of its common stock at a public offering price of $92.80 per share, for an issuance amount of $260.0 million. In conjunction with this offering, IDACORP granted the underwriters an option to purchase up to 420,258 additional shares, which was subsequently exercised in full on November 8, 2023, for an additional issuance amount of $39.0 million. The 3,221,982 shares were sold under FSAs which provide for settlement on a settlement date or dates to be specified at IDACORP’s discretion, but which is expected to occur on or prior to November 7, 2024.

The FSAs will be physically settled with common shares issued by IDACORP, unless IDACORP elects to settle the agreements in net cash or net shares, subject to certain conditions. On a settlement date or dates, if IDACORP decides to physically settle the FSAs, IDACORP will issue shares of common stock to the forward purchaser at the then-applicable forward sale price and receive issuance proceeds at that time. The forward sale price was initially $90.016 per share and is subject to certain adjustments in accordance with the terms of the FSAs through the date of settlement.

At December 31, 2023, IDACORP could have settled the FSAs with physical delivery of 3,221,982 shares of common stock to the counterparty in exchange for cash of $291.9 million. The FSAs could have also been settled at December 31, 2023, with delivery of approximately $23.9 million of cash or approximately 0.2 million shares of common stock to the counterparty, if IDACORP had elected to net cash or net share settle, respectively.

The FSAs have been classified as an equity transaction because they are indexed to IDACORP’s common stock and the other requirements necessary for equity classification are met. As a result of the equity classification, no gain or loss will be recognized within earnings due to subsequent changes in the fair value of the FSAs.

Prior to settlement, the potentially issuable shares pursuant to the FSAs will be reflected in IDACORP’s diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of IDACORP’s common stock used in calculating diluted earnings per share for a reporting period would be increased by the number of shares, if any, that would be issued upon physical settlement of the FSAs less the number of shares that could be purchased by IDACORP in the market with the proceeds received from issuance (based on the average market price during that reporting period). Share dilution occurs when the average market price of IDACORP’s stock during the reporting period is higher than the then-applicable forward sale price as of the end of the reporting period. As of December 31, 2023, 34,131 incremental shares were included in the calculation of diluted EPS related to the securities under the FSAs. See Note 8 - "Earnings Per Share" for additional information concerning IDACORP's diluted earnings per share.

Restrictions on Dividends

Idaho Power’s ability to pay dividends on its common stock held by IDACORP and IDACORP’s ability to pay dividends on its common stock are limited to the extent payment of such dividends would violate the covenants in their respective Credit Facilities or Idaho Power’s Revised Code of Conduct. A covenant under IDACORP’s credit facility and Idaho Power’s credit facility requires IDACORP and Idaho Power to maintain leverage ratios of consolidated indebtedness to consolidated total capitalization, as defined therein, of no more than 65 percent at the end of each fiscal quarter. At December 31, 2023, the leverage ratios for IDACORP and Idaho Power were 50 percent and 51 percent, respectively. Based on these restrictions, IDACORP’s and Idaho Power’s dividends were limited to $1.4 billion and $1.2 billion, respectively, at December 31, 2023. There are additional facility covenants, subject to exceptions, that prohibit or restrict the sale or disposition of property without consent and any agreements restricting dividend payments to IDACORP and Idaho Power from any material subsidiary. At December 31, 2023, IDACORP and Idaho Power were in compliance with those covenants.

Idaho Power’s Revised Policy and Code of Conduct relating to transactions between and among Idaho Power, IDACORP, and other affiliates, which was approved by the IPUC in April 2008, provides that Idaho Power will not pay any dividends to IDACORP that will reduce Idaho Power’s common equity capital below 35 percent of its total adjusted capital without IPUC approval. At December 31, 2023, Idaho Power's common equity capital was 50 percent of its total adjusted capital. Further, Idaho Power must obtain approval from the OPUC before it can directly or indirectly loan funds or issue notes or give credit on its books to IDACORP.

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

7. SHARE-BASED COMPENSATION

IDACORP has one share-based compensation plan — the LTICP. The LTICP (for officers, key employees, and directors) permits the grant of stock options, restricted stock and restricted stock units, performance shares and performance-based units, and several other types of share-based awards. At December 31, 2023, the maximum number of shares available under the LTICP was 244,938.

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

A summary of restricted stock units and performance-based units award activity is presented below. Idaho Power unit amounts represent the portion of IDACORP amounts related to Idaho Power employees:

	IDACORP		Idaho Power
	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value
Nonvested units at January 1, 2023	188,468	$99.92	187,816	$99.91
Units granted	94,580	103.98	94,118	103.98
Units forfeited	(2,604)	99.37	(2,604)	99.37
Units vested	(70,344)	113.07	(70,106)	113.07
Nonvested units at December 31, 2023	210,100	$97.35	209,224	$97.34

The total fair value of shares vested was $7.5 million in 2023, $6.9 million in 2022, and $6.7 million in 2021. At December 31, 2023, IDACORP had $8.0 million of total unrecognized compensation cost related to nonvested share-based compensation, nearly all of which was Idaho Power's share. These costs are expected to be recognized over a weighted-average period of 1.6 years. IDACORP uses original issue shares for these awards.

In 2023, a total of 12,459 shares were awarded to directors at an average grant date fair value of $103.48 per share. Directors elected to defer receipt of 4,640 of these shares, which are being held as deferred stock units with dividend equivalents reinvested in additional stock units.

Compensation Expense: The following table shows the compensation cost recognized in income and the tax benefits resulting from the LTICP, as well as the amounts allocated to Idaho Power for those costs associated with Idaho Power’s employees (in thousands of dollars):

	IDACORP			Idaho Power
	2023	2022	2021	2023	2022	2021
Compensation cost	$9,578	$10,279	$8,583	$9,508	$10,204	$8,497
Income tax benefit	2,465	2,646	2,209	2,447	2,627	2,187

No equity compensation costs have been capitalized. These costs are primarily reported within "Other operations and maintenance" expense on the consolidated statements of income.

8. EARNINGS PER SHARE

The following table presents the computation of IDACORP’s basic and diluted earnings per share for the years ended December 31, 2023, 2022, and 2021 (in thousands, except for per share amounts):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net income attributable to IDACORP, Inc.	$261,195	$258,982	$245,550
Denominator:
Weighted-average common shares outstanding - basic	50,717	50,658	50,599
Effect of dilutive securities(1)	89	41	46
Weighted-average common shares outstanding - diluted	50,806	50,699	50,645
Basic earnings per share	$5.15	$5.11	$4.85
Diluted earnings per share	$5.14	$5.11	$4.85

(1) The effect of dilutive securities amount includes 34,131 incremental shares related to FSAs as of December 31, 2023. See Note 6 - "Common Stock" for additional information concerning IDACORP's FSAs.

9. COMMITMENTS

Purchase Obligations

At December 31, 2023, Idaho Power had the following long-term commitments relating to purchases of energy, capacity, transmission rights, and fuel (in thousands of dollars):

	2024	2025	2026	2027	2028	Thereafter
Cogeneration and power production(1)	$324,738	$336,702	$358,113	$371,980	$345,740	$2,999,760
Fuel	155,474	25,672	15,271	15,439	15,507	84,004

(1) As of December 31, 2023, Idaho Power had a $431 million commitment related to an agreement to utilize the storage capacity of a 150 MW battery storage facility, over a 20-year term, scheduled to be online in June 2025.

As of December 31, 2023, Idaho Power had power purchase obligations with respect to 1,432 MW nameplate capacity of online PURPA and non-PURPA projects, with an additional 428 MW nameplate capacity of projects that are scheduled to be online through 2026. The agreements for these projects have original contract terms ranging from one to 35 years. Idaho Power's purchased power expense associated with long-term agreements (including PURPA) was approximately $258 million in 2023, $238 million in 2022, and $251 million in 2021.

Idaho Power also has the following long-term commitments (in thousands of dollars):

	2024	2025	2026	2027	2028	Thereafter
Joint-operating agreement payments(1)	$2,834	$2,834	$2,834	$2,834	$2,834	$14,172
Easements and other payments(1)	2,119	2,163	2,209	2,255	2,302	12,258
Maintenance, service, and materials agreements(1)(2)	321,776	29,042	11,273	13,386	3,450	41,118
FERC and other industry-related fees(1)	18,514	17,020	16,830	16,780	15,949	83,032

(1) Approximately $28 million, $1 million, $20 million, and $166 million of the commitments included in joint-operating agreement payments, easements and other payments, maintenance, service, and materials agreements, and FERC and other industry-related fees, respectively, have contracts that do not specify terms related to expiration. As these contracts are presumed to continue indefinitely, ten years of information, estimated based on current contract terms, has been included in the table for presentation purposes.
(2) As of December 31, 2023, Idaho Power had a remaining $115 million commitment related to four contracts to acquire and own battery storage assets with in-service dates through 2025.

At IDACORP, long-term purchase commitments of $34.7 million are mostly comprised of other long-term liabilities at Ida-West and IFS. At December 31, 2023, IDACORP had a commitment to invest an additional $5.9 million into a private market investment fund, which is expected to occur over the next few years. IDACORP’s expense for operating leases was not material for the years ended 2023, 2022, and 2021.

Acquisition of Additional Interest in Boardman-to-Hemingway Transmission Project

In March 2023, Idaho Power executed a purchase, sale, and security agreement with the BPA to transfer BPA's 24 percent interest in the Boardman-to-Hemingway transmission line project to Idaho Power, bringing Idaho Power's interest in the project to approximately 45 percent. Pursuant to the agreement, Idaho Power has a commitment to provide long-term transmission service to BPA. The agreement also required BPA to make a $10 million security payment to Idaho Power. On Idaho Power's consolidated balance sheet, the agreement increased construction work in progress by $31.4 million for the acquired permitting interest, cash and cash equivalents by $10.0 million for the additional security payment, and other non-current liabilities by $41.4 million for Idaho Power's obligation to pay for the permitting interest and to return the security deposit to BPA. Payments to BPA for the permitting interest are expected to be made over a 15-year period beginning 10 years after energization of the transmission line project, while the security deposit is due to be returned to BPA upon energization.

Guarantees

Idaho Power guarantees its portion of reclamation activities and obligations at BCC, of which IERCo owns a one-third interest. This guarantee, which is renewed annually with the WDEQ, was $47.6 million at December 31, 2023, representing IERCo's one-third share of BCC's total reclamation obligation of $142.9 million. BCC has a reclamation trust fund set aside specifically for the purpose of paying these reclamation costs. At December 31, 2023, the value of the reclamation trust fund was $253.3 million. During 2023, the reclamation trust fund made $6.0 million of distributions for reclamation activity costs associated with the BCC surface mine. BCC periodically assesses the adequacy of the reclamation trust fund and its estimate of future reclamation costs. To ensure that the reclamation trust fund maintains adequate reserves, BCC has the ability to, and does, add a per-ton surcharge to coal sales, all of which are made to the Jim Bridger plant. Because of the existence of the fund and the ability to apply a per-ton surcharge, the estimated fair value of this guarantee is minimal.

IDACORP and Idaho Power enter into financial agreements and power purchase and sale agreements that include indemnification provisions relating to various forms of claims or liabilities that may arise from the transactions contemplated by these agreements. Generally, a maximum obligation is not explicitly stated in the indemnification provisions and, therefore, the overall maximum amount of the obligation under such indemnification provisions cannot be reasonably estimated. IDACORP and Idaho Power periodically evaluate the likelihood of incurring costs under such indemnities based on their historical experience and the evaluation of the specific indemnities. As of December 31, 2023, management believes the likelihood is remote that IDACORP or Idaho Power would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnification obligations. Neither IDACORP nor Idaho Power has recorded any liability on their respective consolidated balance sheets with respect to these indemnification obligations.

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

IDACORP and Idaho Power are parties to legal claims and legal, tax, and regulatory actions and proceedings in the ordinary course of business and, as noted above, record an accrual for associated loss contingencies when they are probable and reasonably estimable. In connection with its utility operations, Idaho Power is subject to claims by individuals, entities, and governmental agencies for damages for alleged personal injury, property damage, and economic losses, relating to the company’s provision of electric service and the operation of its power supply, transmission, and distribution facilities. Some of those claims relate to electrical contacts, service quality, property damage, and wildfires. In recent years, utilities in the western United States have been subject to significant liability for personal injury, loss of life, property damage, trespass, and economic losses, and in some cases, punitive damages and criminal charges, associated with wildfires that originated from utility property, most commonly transmission and distribution lines. Idaho Power has also regularly received claims by governmental agencies and private landowners for damages for fires allegedly originating from Idaho Power’s transmission and distribution system. As of the date of this report, the companies believe that resolution of existing claims will not have a material adverse effect on their respective consolidated financial statements.

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

The following table summarizes the changes in benefit obligations and plan assets of these plans (in thousands of dollars):

	Pension Plan		SMSP
	2023	2022	2023	2022

Change in projected benefit obligation:
Benefit obligation at January 1	$953,769	$1,346,530	$99,976	$133,012
Service cost	29,843	52,025	612	1,185
Interest cost	51,277	39,670	5,322	3,897
Actuarial loss (gain)	41,539	(438,297)	6,518	(32,009)
Plan amendment	—	—	11	—
Benefits paid	(48,412)	(46,159)	(6,630)	(6,109)
Projected benefit obligation at December 31	1,028,016	953,769	105,809	99,976
Change in plan assets:
Fair value at January 1	839,728	984,464	—	—
Actual return on plan assets	78,197	(138,577)	—	—
Employer contributions	48,000	40,000	—	—
Benefits paid	(48,412)	(46,159)	—	—
Fair value at December 31	917,513	839,728	—	—
Funded status at end of year	$(110,503)	$(114,041)	$(105,809)	$(99,976)

Amounts recognized in the balance sheet consist of:
Other current liabilities	$—	$—	$(6,608)	$(6,514)
Noncurrent liabilities	(110,503)	(114,041)	(99,201)	(93,462)
Net amount recognized	$(110,503)	$(114,041)	$(105,809)	$(99,976)

Amounts recognized in AOCI consist of:
Net loss	$108,334	$83,263	$21,074	$15,127
Prior service cost	31	37	2,200	2,408
Subtotal	108,365	83,300	23,274	17,535
Less amount recorded as regulatory asset(1)	(108,365)	(83,300)	—	—
Net amount recognized in AOCI	$—	$—	$23,274	$17,535
Accumulated benefit obligation	$892,325	$837,377	$99,786	$93,995

(1) Changes in the funded status of the pension plan that would be recorded in AOCI for an unregulated entity are recorded as a regulatory asset for Idaho Power as Idaho Power believes it is probable that an amount equal to the regulatory asset will be collected through the setting of future rates.

The actuarial losses reflected in the benefit obligations for the pension and SMSP plans in 2023 are due primarily to decreases in the assumed discount rates of both plans from December 31, 2022, to December 31, 2023. The actuarial gains reflected in the benefit obligations for the pension and SMSP plans in 2022 are due primarily to increases in the assumed discount rates of both plans from December 31, 2021, to December 31, 2022. For more information on discount rates, see “Plan Assumptions” below in this Note 11.

As a non-qualified plan, the SMSP has no plan assets. However, Idaho Power has a Rabbi trust designated to provide funding for SMSP obligations. The Rabbi trust holds investments in marketable securities and corporate-owned life insurance. The recorded value of these investments was approximately $146.2 million and $134.2 million at December 31, 2023 and 2022, respectively, and is reflected in Investments and in Company-owned life insurance on the consolidated balance sheets.

The following table shows the components of net periodic pension cost for these plans (in thousands of dollars). For purposes of calculating the expected return on plan assets, the market-related value of assets is equal to the fair value of the assets.

	Pension Plan			SMSP
	2023	2022	2021	2023	2022	2021
Service cost	$29,843	$52,025	$54,202	$612	$1,185	$813
Interest cost	51,277	39,670	37,317	5,322	3,897	3,557
Expected return on assets	(61,728)	(72,348)	(64,090)	—	—	—
Amortization of net loss	—	12,273	23,796	570	4,229	4,205
Amortization of prior service cost	6	6	6	219	279	296
Net periodic pension cost	19,398	31,626	51,231	6,723	9,590	8,871
Regulatory deferral of net periodic pension cost(1)	(18,553)	(30,197)	(48,962)	—	—	—
Previously deferred pension cost recognized(1)	17,154	17,154	17,154	—	—	—
Net periodic pension cost recognized for financial reporting(1)(2)	$17,999	$18,583	$19,423	$6,723	$9,590	$8,871

(1) Net periodic pension costs for the pension plan are recognized for financial reporting based upon the authorization of each regulatory jurisdiction in which Idaho Power operates. Under an IPUC order, the Idaho portion of net periodic pension cost is recorded as a regulatory asset and is recognized in the income statement as those costs are recovered through rates.
(2)  Of total net periodic pension cost recognized for financial reporting $18.2 million, $19.0 million, and $17.8 million respectively, was recognized in "Other operations and maintenance" and $6.5 million, $9.2 million, and $10.5 million respectively, was recognized in "Other (income) expense, net" on the consolidated statements of income of the companies for the twelve months ended December 31, 2023, 2022, and 2021.

The following table shows the components of other comprehensive income (loss) for the plans (in thousands of dollars):

	Pension Plan			SMSP
	2023	2022	2021	2023	2022	2021
Actuarial (loss) gain during the year	$(25,071)	$227,372	$91,156	$(6,517)	$32,009	$(33)
Plan amendment service cost	—	—	—	(11)	—	—
Reclassification adjustments for:
Amortization of net loss	—	12,273	23,796	570	4,229	4,205
Amortization of prior service cost	6	6	6	219	279	296
Adjustment for deferred tax effects	6,452	(61,686)	(29,590)	1,477	(9,399)	(1,150)
Adjustment due to the effects of regulation	18,613	(177,965)	(85,368)	—	—	—
Other comprehensive income (loss) recognized related to pension benefit plans	$—	$—	$—	$(4,262)	$27,118	$3,318

The following table summarizes the expected future benefit payments of these plans (in thousands of dollars):

	2024	2025	2026	2027	2028	2029-2033
Pension Plan	$49,316	$50,736	$52,275	$53,777	$55,322	$303,171
SMSP	6,608	6,761	6,847	6,887	6,975	36,320

Idaho Power’s funding policy for the pension plan is to contribute at least the minimum required under the Employee Retirement Income Security Act of 1974 (ERISA) but not more than the maximum amount deductible for income tax purposes. In 2023, 2022, and 2021, Idaho Power elected to contribute more than the minimum required amounts in order to bring the pension plan to a more funded position, to reduce future required contributions, and to reduce Pension Benefit Guaranty Corporation premiums. As of the date of this report, IDACORP and Idaho Power have no estimated minimum required contributions to the pension plan for 2024. Depending on market conditions and cash flow considerations in 2023, Idaho Power could contribute up to $30 million to the pension plan during 2024 in order to help balance the regulatory collection of these expenditures with the amount and timing of contributions and to mitigate the cost of being in an underfunded position.

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

The following table summarizes the changes in benefit obligation and plan assets (in thousands of dollars):

	2023	2022
Change in accumulated benefit obligation:
Benefit obligation at January 1	$59,099	$74,075
Service cost	658	1,071
Interest cost	2,980	2,112
Actuarial gain	(2,004)	(21,845)
Benefits paid(1)	(4,669)	(4,379)
Plan amendments	—	8,065
Benefit obligation at December 31	56,064	59,099
Change in plan assets:
Fair value of plan assets at January 1	28,565	41,464
Actual return on plan assets	7,219	(6,586)
Employer contributions(1)	690	(1,934)
Benefits paid(1)	(4,670)	(4,379)
Fair value of plan assets at December 31	31,804	28,565
Funded status at end of year (included in noncurrent liabilities)	$(24,260)	$(30,534)

(1) Contributions and benefits paid are each net of $2.6 million and $2.9 million of plan participant contributions for 2023 and 2022, respectively.

Amounts recognized in AOCI consist of the following (in thousands of dollars):

	2023	2022
Net gain	$(27,231)	$(20,896)
Prior service cost	6,184	7,849
Subtotal	(21,047)	(13,047)
Less amount recognized in regulatory assets	21,047	13,047
Net amount recognized in AOCI	$—	$—

The net periodic postretirement benefit cost was as follows (in thousands of dollars):

	2023	2022	2021
Service cost	$658	$1,071	$1,063
Interest cost	2,980	2,112	2,059
Expected return on plan assets	(1,650)	(2,351)	(2,395)
Immediate recognition of loss from temporary deviation(1)	—	—	4,736
Amortization of net loss	(1,237)	(31)	—
Amortization of prior service cost	1,665	295	47
Net periodic postretirement benefit cost	$2,416	$1,096	$5,510

(1) In 2021, a loss associated with a temporary deviation from the cost-sharing provisions of the substantive plan was recognized in "Other (income) expense, net" on the consolidated statements of income of the companies.

The following table shows the components of other comprehensive income for the plan (in thousands of dollars):

	2023	2022	2021
Actuarial gain during the year	$7,572	$12,908	$9,718
Prior service cost arising during the year	—	(8,065)	—
Reclassification adjustments for:
Amortization of net loss	(1,237)	(31)	—
Amortization of prior service cost	1,665	295	47
Immediate recognition of loss from temporary deviation(1)	—	—	4,736
Adjustment for deferred tax effects	(2,059)	(1,315)	(2,514)
Adjustment due to the effects of regulation	(5,941)	(3,792)	(11,987)
Other comprehensive income related to postretirement benefit plans	$—	$—	$—

(1) In 2021, a loss associated with a temporary deviation from the cost-sharing provisions of the substantive plan was recognized in "Other (income) expense, net" on the consolidated statements of income of the companies.

The following table summarizes the expected future benefit payments of the postretirement benefit plan (in thousands of dollars):

	2024	2025	2026	2027	2028	2028-2032
Expected benefit payments	$4,909	$4,734	$4,556	$4,386	$4,277	$19,988

Plan Assumptions

The following table sets forth the weighted-average assumptions used at the end of each year to determine benefit obligations for all Idaho Power-sponsored pension and postretirement benefits plans:

	Pension Plan		SMSP		Postretirement Benefits
	2023	2022	2023	2022	2023	2022
Discount rate	5.10%	5.45%	5.20%	5.50%	5.15%	5.45%
Rate of compensation increase(1)	4.43%	4.49%	4.75%	4.75%	—	—
Medical trend rate	—	—	—		7.1%	6.7%
Dental trend rate	—	—	—		3.5%	3.5%
Measurement date	12/31/2023	12/31/2022	12/31/2023	12/31/2022	12/31/2023	12/31/2022

(1) The 2023 rate of compensation increase assumption for the pension plan includes an inflation component of 2.40% plus a 2.03% composite merit increase component that is based on employees' years of service. Merit salary increases are assumed to be 10.6% for employees in their first year of service and scale down to 3.4% for employees in their fortieth year of service and beyond.

The following table sets forth the weighted-average assumptions used to determine net periodic benefit cost for all Idaho Power-sponsored pension and postretirement benefit plans:

	Pension Plan			SMSP			Postretirement Benefits
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Discount rate	5.45%	3.05%	2.80%	5.50%	3.00%	2.70%	5.45%	2.95%	2.70%
Expected long-term rate of return on assets	7.40%	7.40%	7.40%	—	—	—	6.00%	6.00%	6.00%
Rate of compensation increase	4.49%	4.49%	4.49%	4.75%	4.75%	4.75%	—	—%	—%
Medical trend rate	—	—	—	—	—	—	6.7%	5.8%	6.3%
Dental trend rate	—	—	—	—	—	—	3.5%	3.5%	3.5%

The assumed health care cost trend rate used to measure the expected cost of health benefits covered by the postretirement plan was 6.7 percent in 2023 and is assumed to increase to 7.1 percent in 2024, 6.5 percent in 2025, decrease to 5.8 percent in 2026, and to gradually decrease to 3.8 percent by 2074. The assumed dental cost trend rate used to measure the expected cost of dental benefits covered by the plan was 3.5 percent, or equal to the medical trend rate if lower, for all years.

Plan Assets

Pension Asset Allocation Policy: The target allocation and actual allocations at December 31, 2023, for the pension asset portfolio by asset class is set forth below:

Asset Class	Target Allocation	Actual Allocation December 31, 2023
Debt securities	25%	24%
Equity securities	56%	60%
Real estate	8%	8%
Other plan assets	11%	8%
Total	100%	100%

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
•match the cash flow needs of the plan. Idaho Power sets debt security allocations sufficient to cover approximately five years of benefit payments. Idaho Power then utilizes growth instruments (equities, real estate, venture capital) to fund the longer-term liabilities of the plan; and
•maintain a prudent risk profile consistent with ERISA fiduciary standards.

Allowable plan investments include stocks and stock funds, investment-grade bonds and bond funds, real estate funds, private infrastructure funds, private direct lending funds, private equity funds, and cash and cash equivalents. With the exception of real estate holdings, private infrastructure holdings, private direct lending loans, and private equity, investments must be readily marketable so that an entire holding can be disposed of quickly with only a minor effect upon market price.

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

	Level 1	Level 2	Level 3	Total
Assets at December 31, 2023
Cash and cash equivalents	$28,830	$—	$—	$28,830
Intermediate bonds	35,747	182,280	—	218,027
Equity Securities: Large-Cap	93,879	—	—	93,879
Equity Securities: Mid-Cap	105,700	—	—	105,700
Equity Securities: Small-Cap	75,596	—	—	75,596
Equity Securities: Micro-Cap	37,759	—	—	37,759
Equity Securities: Global and International	58,401	—	—	58,401
Equity Securities: Emerging Markets	7,850	—	—	7,850
Plan assets measured at NAV (not subject to hierarchy disclosure)
Commingled Fund: Equity Securities: Global and International				131,921
Commingled Fund: Equity Securities: Emerging Markets				40,398
Direct Lending Fund: Fixed Income				2,970
Real estate				74,426
Private market investments				41,756
Total	$443,762	$182,280	$—	$917,513
Postretirement plan assets(1)	$1,726	$30,078	$—	$31,804

	Level 1	Level 2	Level 3	Total
Assets at December 31, 2022
Cash and cash equivalents	$11,679	$—	$—	$11,679
Intermediate bonds	33,305	166,530	—	199,835
Equity Securities: Large-Cap	85,617	—	—	85,617
Equity Securities: Mid-Cap	90,049	—	—	90,049
Equity Securities: Small-Cap	65,505	—	—	65,505
Equity Securities: Micro-Cap	33,438	—	—	33,438
Equity Securities: Global and International	52,876	—	—	52,876
Equity Securities: Emerging Markets	6,964	—	—	6,964
Plan assets measured at NAV (not subject to hierarchy disclosure)
Commingled Fund: Equity Securities: Global and International				117,631
Commingled Fund: Equity Securities: Emerging Markets				42,119
Real estate				83,676
Private market investments				50,339
Total	$379,433	$166,530	$—	$839,728
Postretirement plan assets(1)	$2,009	$26,556	$—	$28,565

(1) The postretirement benefits assets are primarily life insurance contracts.

For the years ended December 31, 2023 and 2022, there were no material transfers into or out of Levels 1, 2, or 3.

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

Direct Lending Funds: Direct lending strategies are closed-end funds that provide senior secured loans primarily to private, non-investment-grade companies. Direct lending fund investments are valued by the fund companies, or an independent external advisor based on the estimated fair value of the underlying loans divided by the fund shares outstanding. These direct lending funds also furnish annual audited financial statements that are used to further validate the information provided. These closed-end funds are formed with a stated life of 6 to 10 years, which can be further extended with the approval of the limited partners. There are generally no redemption rights associated with these funds. The limited partner must hold the fund for the life of the fund or find a third-party buyer.

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

Private Market Investments: Private market investments represent two categories: venture capital funds and fund of hedge funds. These funds are valued by the fund companies based on the estimated fair values of the underlying fund holdings divided by the fund shares outstanding or multiplied by the ownership percentages of the holder. Venture capital fund investments are valued by the fund companies based on estimated fair value of the underlying fund holdings divided by the fund shares outstanding. Some venture capital investments have progressed to the point that they have readily available exchange-based market valuations. Early stage venture investments are valued based on unobservable inputs including cost, operating results, discounted cash flows, the price of recent funding events, or pending offers from other viable entities. These private market investments furnish annual audited financial statements that are also used to further validate the information provided. These funds are formed for a stated life of 10 to 15 years. The general partner can extend the fund life for 2 or 3 one-year periods. The fund can be further extended with the approval of the limited partners. There are generally no redemption rights associated with these funds. The limited partner must hold the fund for the life of the fund or find a third-party buyer. The value of the fund of hedge funds investment is the residual value of an immaterial non-liquid position in a single fund of hedge funds.

Employee Savings Plan

Idaho Power has a defined contribution plan designed to comply with Section 401(k) of the Internal Revenue Code and that covers substantially all employees. Idaho Power matches specified percentages of employee contributions to the plan. Matching annual contributions were approximately $9.8 million, $8.8 million, and $8.2 million in 2023, 2022, and 2021, respectively.

Post-employment Benefits

Idaho Power provides certain benefits to former or inactive employees, their beneficiaries, and covered dependents after employment but before retirement, in addition to the health care benefits required under the Consolidated Omnibus Budget Reconciliation Act (COBRA). These benefits include salary continuation, health care and life insurance for those employees found to be disabled under Idaho Power’s disability plans, and health care for surviving spouses and dependents. Idaho Power accrues a liability for such benefits. The post-employment benefits included in other liabilities on both IDACORP’s and Idaho Power’s consolidated balance sheets at December 31, 2023 and 2022, were approximately $3 million and $2 million.

12. PROPERTY, PLANT AND EQUIPMENT AND JOINTLY-OWNED PROJECTS

The following table presents the major classifications of Idaho Power’s utility plant in service, annual depreciation provisions as a percent of average depreciable balance, and accumulated provision for depreciation for the years ended December 31, 2023 and 2022 (in thousands of dollars):

	2023		2022
	Balance	Avg Rate	Balance	Avg Rate
Production	$2,794,534	3.50%	$2,700,494	2.89%
Transmission	1,392,338	1.90%	1,346,463	1.91%
Distribution	2,454,458	2.18%	2,192,135	2.15%
General and Other	650,202	5.21%	589,375	5.36%
Total in service	7,291,532	2.89%	6,828,467	2.66%
Accumulated provision for depreciation	(2,557,744)		(2,465,279)
In service - net	$4,733,788		$4,363,188

At December 31, 2023, Idaho Power's construction work in progress balance of $985.5 million included relicensing costs of $459.8 million for the HCC, Idaho Power's largest hydropower complex. In 2023, 2022, and 2021, Idaho Power had IPUC authorization to include in its Idaho jurisdiction rates $6.5 million annually ($8.8 million when grossed-up for the effect of income taxes) of AFUDC relating to the HCC relicensing project. Collecting these amounts will reduce the amount collected in the future once the HCC relicensing costs are approved for recovery in base rates. At December 31, 2023, Idaho Power's regulatory liability for collection of AFUDC relating to the HCC was $228.7 million.

Idaho Power's ownership interest in two jointly-owned generating facilities is included in the table above. Under the joint operating agreements for these facilities, each participating utility is responsible for financing its share of construction, operating, and leasing costs. Idaho Power's proportionate share of operating expenses for each facility is included in the Consolidated Statements of Income. These jointly-owned facilities, including balance sheet amounts and the extent of Idaho Power’s participation, were as follows at December 31, 2023 (in thousands of dollars):

Name of Plant	Location	Utility Plant in Service	Construction Work in Progress	Accumulated Provision for Depreciation	Ownership %	MW(1)(2)
Jim Bridger units 1-4	Rock Springs, WY	$770,179	$12,891	$500,685	33	775
North Valmy unit 2(2)	Winnemucca, NV	262,544	2,237	225,147	50	145

(1) Idaho Power’s share of nameplate capacity.
(2) Pursuant to an agreement with NV Energy, Idaho Power's participation in coal-fired operations of North Valmy ended in December 2019 at unit 1 and is planned to end no later than the end of 2025 at unit 2.

IERCo, Idaho Power’s wholly-owned subsidiary, is a joint-owner of BCC. Idaho Power’s coal purchases from BCC were $67.9 million in 2023, $60.4 million in 2022, and $59.7 million in 2021.

13. ASSET RETIREMENT OBLIGATIONS (ARO)

The guidance relating to accounting for AROs requires that legal obligations associated with the retirement of property, plant, and equipment be recognized as a liability at fair value when incurred and when a reasonable estimate of the fair value of the liability can be made. Under the guidance, when a liability is initially recorded, the entity increases the carrying amount of the related long-lived asset to reflect the future retirement cost. Over time, the liability is accreted to its estimated settlement value and paid, and the capitalized cost is depreciated over the useful life of the related asset. If, at the end of the asset’s life, the recorded liability differs from the actual obligations paid, a gain or loss would be recognized. As a rate-regulated entity, Idaho Power defers accretion, depreciation, and gains or losses as regulatory assets, as approved by the IPUC, until such ARO costs are included in customer rates for collection. The regulatory assets recorded under this order do not earn a return on investment.

Idaho Power’s recorded AROs relate to the reclamation and removal costs at its jointly-owned coal-fired generation facilities. In 2023, changes in estimates at the coal-fired generation facilities resulted in a net increase of $11.3 million in the recorded AROs. The increase is primarily related to cost estimates for a flue gas desulfurization pond placed in-service during 2023 at the Jim Bridger plant.

Idaho Power also has additional AROs associated with its transmission system and generation facilities; however, due to the indeterminate removal date, the fair value of the associated liabilities currently cannot be estimated and no amounts are recognized in the consolidated financial statements.

Idaho Power also collects removal costs in rates for certain assets that do not have associated AROs. Idaho Power is required to classify these removal costs as regulatory liabilities, see Note 3 - "Regulatory Matters" for the removal costs recorded as regulatory liabilities on IDACORP’s and Idaho Power’s consolidated balance sheets as of December 31, 2023 and 2022.

The following table presents the changes in the carrying amount of AROs (in thousands of dollars):

	2023	2022
Balance at beginning of year	$37,557	$36,698
Accretion expense	1,176	1,106
Revisions in estimated cash flows	11,348	1,412
Liability settled	(1,084)	(1,659)
Balance at end of year	$48,997	$37,557

14. INVESTMENTS

The table below summarizes IDACORP’s and Idaho Power’s investments as of December 31 (in thousands of dollars):

	2023	2022
Idaho Power investments:
Bridger Coal Company (equity method investment)	$24,078	$14,187
Exchange traded short-term bond funds and cash equivalents	36,617	33,687
Held-to-Maturity securities	31,639	30,475
Executive deferred compensation plan investments	703	442
Total Idaho Power investments	93,037	78,791
IFS investments in real estate tax credit projects, such as affordable housing developments	57,286	29,454
Ida-West joint ventures (equity method investments)	9,897	10,311
Other investments	3,751	2,796
Total IDACORP investments	$163,971	$121,352

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

	2023	2022	2021
Bridger Coal Company (Idaho Power)	$10,540	$10,211	$10,211
Ida-West joint ventures	1,886	1,300	1,224
Total	$12,426	$11,511	$11,435

Investments in Equity Securities

Investments in equity securities are reported at fair value. Any unrealized gains or losses on equity securities are included in income. Unrealized gains and losses on equity securities were immaterial at December 31, 2023 and 2022. The following table summarizes sales of equity securities (in thousands of dollars):

	2023	2022	2021
Proceeds from sales	$8,921	$63,857	$11,328
Gross realized gains from sales	—	—	—

Held-to-Maturity Securities

Idaho Power has a rabbi trust designated to provide funding for obligations related to the SMSP. During 2023 and 2022, the rabbi trust purchased $1.6 million and $31.2 million, respectively of held-to-maturity investments in corporate fixed-income and asset-backed debt securities. Substantially all of these debt securities mature between 2027 and 2037. Held-to-maturity investments are carried at amortized cost, reflecting Idaho Power’s ability and intent to hold the securities to maturity. Held-to-maturity investments are adjusted for the amortization or accretion of premiums or discounts, which are amortized or accreted over the life of the related held-to-maturity security. Such amortization and accretion are included in the “Other income, net” line in the consolidated statements of income. Due to increases in market interest rates in 2023 and 2022, all held-to-maturity securities were in a gross unrealized holding loss position totaling $3.3 million and $5.0 million at December 31, 2023 and December 31, 2022, respectively. Based on ongoing credit evaluations of these holdings, Idaho Power does not expect material payment defaults or delinquencies and has not recorded an allowance for credit losses for these securities as of December 31, 2023 and 2022.

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

The table below presents the gains and losses on derivatives not designated as hedging instruments for the years ended December 31, 2023, 2022, and 2021 (in thousands of dollars):

	Location of Realized Gain/(Loss) on Derivatives Recognized in Income	Gain/(Loss) on Derivatives Recognized in Income(1)
		2023	2022	2021
Financial swaps	Operating revenues	$4,216	$(6,249)	$1,046
Financial swaps	Purchased power	(8,542)	2,373	1,959
Financial swaps	Fuel expense	(16,209)	68,489	12,180
Forward contracts	Operating revenues	2,280	1,090	1,966
Forward contracts	Purchased power	(4,035)	(2,994)	(1,099)
Forward contracts	Fuel expense	(866)	(136)	(194)

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

Credit Risk

At December 31, 2023, Idaho Power did not have material credit risk exposure from financial instruments, including derivatives. Idaho Power monitors credit risk exposure through reviews of counterparty credit quality, corporate-wide counterparty credit exposure, and corporate-wide counterparty concentration levels. Idaho Power manages these risks by establishing credit and concentration limits on transactions with counterparties and requiring contractual guarantees, cash deposits, or letters of credit from counterparties or their affiliates, as deemed necessary. Idaho Power’s physical power contracts are commonly under WSPP, Inc. agreements, physical gas contracts are usually under North American Energy Standards Board contracts, and financial transactions are usually under International Swaps and Derivatives Association, Inc. contracts. These contracts typically contain adequate assurance clauses requiring collateralization if a counterparty has debt that is downgraded below investment grade by at least one rating agency.

Credit-Contingent Features

Certain of Idaho Power's derivative instruments contain provisions that require Idaho Power's unsecured debt to maintain an investment grade credit rating from Moody's and Standard & Poor's Ratings Services. If Idaho Power's unsecured debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position at December 31, 2023, was $63.9 million. Idaho Power posted $53.3 million cash collateral related to this amount. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2023, Idaho Power would have been required to pay or post collateral to its counterparties up to an additional $14.2 million to cover open liability positions as well as completed transactions that have not yet been paid.

Derivative Instrument Summary

The table below presents the fair values and locations of derivative instruments not designated as hedging instruments recorded on the balance sheets and reconciles the gross amounts of derivatives recognized as assets and as liabilities to the net amounts presented in the balance sheets at December 31, 2023 and 2022 (in thousands of dollars):

		Asset Derivatives				Liability Derivatives
	Balance Sheet Location	Gross Fair Value	Amounts Offset		Net Assets	Gross Fair Value	Amounts Offset		Net Liabilities

December 31, 2023
Current:
Financial swaps	Other current assets	$241	$(169)		$72	$169	$(169)		$—
Financial swaps	Other current liabilities	1,476	(1,476)		—	41,977	(38,045)	(1)	3,932
Forward contracts	Other current liabilities	—	—		—	2,000	—		2,000
Long-term:
Financial swaps	Other assets	106	(89)		17	89	(89)		—
Financial swaps	Other liabilities	376	(376)		—	2,123	(2,123)	(2)	—
Total		$2,199	$(2,110)		$89	$46,358	$(40,426)		$5,932

December 31, 2022
Current:
Financial swaps	Other current assets	$72,548	$(32,609)	(3)	$39,939	$13,982	$(13,982)		$—
Financial swaps	Other current liabilities	132	(132)		—	1,577	(132)		1,445
Forward contracts	Other current assets	400	—		400	—	—		—
Forward contracts	Other current liabilities	—	—		—	2,071	—		2,071
Long-term:
Financial swaps	Other assets	622	(43)		579	43	(43)		—
Financial swaps	Other liabilities	644	(644)		—	2,136	(644)		1,492
Forward contracts	Other liabilities	—	—		—	1,780	—		1,780
Total		$74,346	$(33,428)		$40,918	$21,589	$(14,801)		$6,788

(1) Current liability derivative amounts offset include $36.6 million of collateral receivable at December 31, 2023.
(2) Long-term liability derivative amounts offset include $1.7 million of collateral receivable at December 31, 2023.
(3) Current asset derivative amounts offset include $18.6 million of collateral payable at December 31, 2022.

The table below presents the volumes of derivative commodity forward contracts and swaps outstanding at December 31, 2023 and 2022 (in thousands of units):

		December 31,
Commodity	Units	2023	2022
Electricity purchases	MWh	440	898
Electricity sales	MWh	57	32
Natural gas purchases	MMBtu	24,593	26,773
Natural gas sales	MMBtu	—	310

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

IDACORP’s and Idaho Power’s assessment of a particular input's significance to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy. There were no transfers between levels or material changes in valuation techniques or inputs during the years ended December 31, 2023 and 2022.

Certain instruments have been valued using NAV as a practical expedient. The NAV is generally not published and publicly available, nor are these instruments traded on an exchange. Instruments valued using NAV as a practical expedient are included in the fair value disclosures below; however, in accordance with GAAP are not classified within the fair value hierarchy levels.

The following table presents information about IDACORP’s and Idaho Power’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022 (in thousands of dollars):

	December 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and commercial paper
IDACORP(1)	$32,472	$—	$—	$32,472	$16,505	$—	$—	$16,505
Idaho Power	230,600	—	—	230,600	34,468	—	—	34,468
Derivatives	89	—	—	89	40,518	400	—	40,918
Equity securities	37,320	—	—	37,320	34,129	—	—	34,129
IDACORP assets measured at NAV (not subject to hierarchy disclosure)(1)	—	—	—	3,751	—	—	—	2,796
Liabilities:
Derivatives	$3,932	$2,000	$—	$5,932	$2,937	$3,851	$—	$6,788

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

The table below presents the carrying value and estimated fair value of financial instruments that are not reported at fair value, as of December 31, 2023 and 2022, using available market information and appropriate valuation methodologies (in thousands of dollars).

	December 31, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(thousands of dollars)
IDACORP
Assets:
Notes receivable(1)	$3,038	$3,038	$3,871	$3,871
Held-to-maturity securities(1)	31,639	28,341	30,475	25,452
Liabilities:
Long-term debt (including current portion)(1)	2,825,590	2,684,278	2,194,145	1,953,470
Idaho Power
Assets:
Held-to-maturity securities(1)	$31,639	$28,341	$30,475	$25,452
Liabilities:
Long-term debt (including current portion)(1)	2,825,590	2,684,278	2,194,145	1,953,470

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

17. SEGMENT INFORMATION

IDACORP’s only reportable segment is utility operations. The utility operations segment’s primary source of revenue is the regulated operations of Idaho Power. Idaho Power’s regulated operations include the generation, transmission, distribution, purchase, and sale of electricity. This segment also includes income from IERCo, a wholly-owned subsidiary of Idaho Power that is also subject to regulation and is a one-third owner of BCC, an unconsolidated investment.

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

The table below summarizes the segment information for IDACORP’s utility operations and the total of all other segments, and reconciles this information to total enterprise amounts (in thousands):

	Utility Operations	All Other	Eliminations	Consolidated Total
2023
Revenues	$1,762,894	$3,462	$—	$1,766,356
Operating income	313,379	98	—	313,477
Other income, net	51,424	(46)	—	51,378
Interest income including carrying charges on regulatory assets	26,509	4,688	(2,832)	28,365
Equity-method income	10,540	1,886	—	12,426
Interest expense	116,117	3,172	(2,832)	116,457
Income before income taxes	285,736	3,453	—	289,189
Income tax expense (benefit)	28,926	(1,630)	—	27,296
Net Income attributable to IDACORP, Inc.	256,810	4,385	—	261,195
Total assets	8,323,531	228,681	(76,294)	8,475,918
Expenditures for long-lived assets	610,913	224	—	611,137

2022
Revenues	$1,641,040	$2,941	$—	$1,643,981
Operating income	327,170	8	—	327,178
Other income, net	33,876	(187)	—	33,689
Interest income including carrying charges on regulatory assets	12,556	2,776	(931)	14,401
Equity-method income	10,211	1,300	—	11,511
Interest expense	89,038	1,268	(931)	89,375
Income before income taxes	294,775	2,629	—	297,404
Income tax expense (benefit)	39,908	(2,064)	—	37,844
Net Income attributable to IDACORP, Inc.	254,867	4,115	—	258,982
Total assets	7,411,104	245,762	(113,608)	7,543,258
Expenditures for long-lived assets	432,430	159	—	432,589

2021
Revenues	$1,455,410	$2,674	$—	$1,458,084
Operating income	329,568	83	—	329,651
Other income, net	21,243	(138)	—	21,105
Interest income including carrying charges on regulatory assets	7,123	216	(47)	7,292
Equity-method income	10,211	1,224	—	11,435
Interest expense	86,663	82	(47)	86,698
Income before income taxes	281,482	1,302	—	282,784
Income tax expense (benefit)	38,257	(1,345)	—	36,912
Net Income attributable to IDACORP, Inc.	243,225	2,325	—	245,550
Total assets	6,990,839	281,999	(62,323)	7,210,515
Expenditures for long-lived assets	299,972	27	—	299,999

18. OTHER INCOME AND EXPENSE

The following table presents the components of IDACORP’s other income (expense), net and Idaho Power's other income (expense), net (in thousands of dollars):

IDACORP	2023	2022	2021
Interest and dividend income, net	$15,266	$5,952	$1,408
Carrying charges on regulatory assets	13,099	7,032	5,034
Pension and postretirement non-service costs(1)	(6,513)	(9,196)	(15,249)
Income from life insurance investments	8,384	7,107	5,203
Other income (expense)	6,286	(90)	463
Total other income (expense), net	$36,522	$10,805	$(3,141)

Idaho Power
Interest and dividend income, net	$13,410	$4,094	$1,241
Carrying charges on regulatory assets	13,099	7,032	5,034
Pension and postretirement non-service costs(1)	(6,513)	(9,196)	(15,240)
Income from life insurance investments	8,384	7,012	5,203
Other income (expense)	6,333	205	591
Total other income (expense), net	$34,713	$9,147	$(3,171)

(1) The 2021 pension and postretirement non-service costs includes $4.7 million of expense for a temporary deviation from the cost-sharing provisions of the substantive postretirement plan as described in Note 11 - "Benefit Plans."

19. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income includes net income and amounts related to the SMSP. The table below presents changes in components of AOCI, net of tax, during the years ended December 31, 2023, 2022, and 2021 (in thousands of dollars). Items in parentheses indicate reductions to AOCI.

	Year Ended December 31,
	2023	2022	2021
Defined benefit pension items
Balance at beginning of period	$(12,922)	$(40,040)	$(43,358)
Other comprehensive income before reclassifications, net of tax of $(1,680), $8,239, and $(8)	(4,848)	23,770	(25)
Amounts reclassified out of AOCI to net income, net of tax of $203, $1,160, and $1,158	586	3,348	3,343
Net current-period other comprehensive income	(4,262)	27,118	3,318
Balance at end of period	$(17,184)	$(12,922)	$(40,040)

The table below presents the effects on net income of amounts reclassified out of components of AOCI and the income statement location of those amounts reclassified during the years ended December 31, 2023, 2022, and 2021 (in thousands of dollars). Items in parentheses indicate increases to net income.

	Amount Reclassified from AOCI
	Year Ended December 31,
	2023	2022	2021
Amortization of defined benefit pension items(1)
Prior service cost	$219	$279	$296
Net loss	570	4,229	4,205
Total before tax	789	4,508	4,501
Tax benefit(2)	(203)	(1,160)	(1,158)
Net of tax	586	3,348	3,343
Total reclassification for the period	$586	$3,348	$3,343

(1) Amortization of these items is included in "Other (income) expense, net" in the consolidated income statements of both IDACORP and Idaho Power.
(2) The tax benefit is included in "Income tax expense" in the consolidated income statements of both IDACORP and Idaho Power.

20. RELATED PARTY TRANSACTIONS

IDACORP: Idaho Power performs corporate functions such as financial, legal, and management services for IDACORP and its subsidiaries. Idaho Power charges IDACORP for the costs of these services based on service agreements and other specifically identified costs. For these services, Idaho Power billed IDACORP $1.1 million in 2023, $0.9 million in 2022, and $0.8 million in 2021.

At December 31, 2023 and 2022, Idaho Power had a $16.2 million and $56.2 million payable to IDACORP, respectively, which was included in its accounts payable to affiliates balance on its consolidated balance sheets, primarily related to income tax payments. At IDACORP, the receivable from Idaho Power is eliminated in consolidation.

Ida-West: Idaho Power purchases all of the power generated by four of Ida-West’s 50 percent owned PURPA qualifying hydropower projects located in Idaho. Idaho Power purchased $9.1 million in 2023, $7.9 million in 2022, and $8.2 million in 2021 of power from Ida-West.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of IDACORP, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IDACORP, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedules listed in the Index at Item 8 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Idaho Power’s rates are subject to regulatory rate-setting processes. Regulatory decisions can have an impact on the recovery of costs, the rate of return earned on investment, and the timing and amount of assets to be recovered by rates. The Commissions’ regulation of rates is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital. While the Company has indicated it expects Idaho Power to recover costs from customers through regulated rates, there is a risk that the Commissions will not approve (1) full recovery of the costs of providing utility service, or (2) full recovery of all amounts invested in the utility business and a reasonable return on that investment.

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

We identified the impact of rate regulation as a critical audit matter due to the complexity in applying the specialized rules to account for the effects of cost-based rate regulation and the recording of regulatory assets and liabilities. Given that complexity, performing audit procedures to evaluate the Company’s application of the specialized rules to account for the effects of cost-based rate regulation and the recording of regulatory assets and liabilities required specialized knowledge of accounting for rate regulation and the rate-setting process.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the specialized rules to account for the effects of cost-based rate regulation, including the application of flow-through accounting for income taxes included the following, among others:

•We tested the effectiveness of management’s controls over the recording of regulatory assets and liabilities in accordance with specialized rules to account for the effects of cost-based rate regulation.

•We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.

•For selected regulatory assets and liabilities, we evaluated whether management had determined such amounts in accordance with regulatory orders and whether it was probable that such amounts will be recovered from or returned to customers in future rates.

•With the assistance of income tax specialists, we evaluated whether management had appropriately identified the income tax timing differences eligible for flow-through accounting and recorded such differences as adjustments to income tax expense and regulatory assets.

/s/ DELOITTE & TOUCHE LLP

Boise, Idaho
February 15, 2024

We have served as the Company's auditor since 1932.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Idaho Power Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Idaho Power Company and subsidiary (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, retained earnings, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 8 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 15, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

The Company’s rates are subject to regulatory rate-setting processes. Regulatory decisions can have an impact on the recovery of costs, the rate of return earned on investment, and the timing and amount of assets to be recovered by rates. The

Commissions’ regulation of rates is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital. While the Company has indicated it expects to recover costs from customers through regulated rates, there is a risk that the Commissions will not approve (1) full recovery of the costs of providing utility service, or (2) full recovery of all amounts invested in the utility business and a reasonable return on that investment.

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

We identified the impact of rate regulation as a critical audit matter due to the complexity in applying the specialized rules to account for the effects of cost-based rate regulation and the recording of regulatory assets and liabilities. Given that complexity, performing audit procedures to evaluate the Company's application of the specialized rules to account for the effects of cost-based rate regulation and the recording of regulatory assets and liabilities required specialized knowledge of accounting for rate regulation and the rate-setting process.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the specialized rules to account for the effects of cost-based rate regulation, including the application of flow-through accounting for income taxes, included the following, among others:

•We tested the effectiveness of management’s controls over the recording of regulatory assets and liabilities in accordance with specialized rules to account for the effects of cost-based rate regulation.

•We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.

•For selected regulatory assets and liabilities, we evaluated whether management had determined such amounts in accordance with regulatory orders and whether it was probable that such amounts will be recovered from or returned to customers in future rates.

•With the assistance of income tax specialists, we evaluated whether management had appropriately identified the income tax timing differences eligible for flow-through accounting and recorded such differences as adjustments to income tax expense and regulatory assets.

/s/ DELOITTE & TOUCHE LLP

Boise, Idaho
February 15, 2024

 We have served as the Company's auditor since 1932.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures - IDACORP, Inc.

The Chief Executive Officer and Chief Financial Officer of IDACORP, based on their evaluation of IDACORP’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2023, have concluded that IDACORP’s disclosure controls and procedures are effective as of that date.

Internal Control Over Financial Reporting - IDACORP, Inc.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of IDACORP is responsible for establishing and maintaining adequate internal control over financial reporting for IDACORP. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

IDACORP’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2023. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on its assessment, management concluded that, as of December 31, 2023, IDACORP’s internal control over financial reporting is effective based on those criteria.

IDACORP’s independent registered public accounting firm has audited the financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2023, and issued a report, which appears on the next page and expresses an unqualified opinion on the effectiveness of IDACORP’s internal control over financial reporting as of December 31, 2023.

February 15, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
IDACORP, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of IDACORP, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 15, 2024, expressed an unqualified opinion on those financial statements.

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
February 15, 2024

Disclosure Controls and Procedures - Idaho Power Company

The Chief Executive Officer and Chief Financial Officer of Idaho Power, based on their evaluation of Idaho Power's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2023, have concluded that Idaho Power's disclosure controls and procedures are effective as of that date.

Internal Control Over Financial Reporting - Idaho Power Company

Management’s Annual Report on Internal Control Over Financial Reporting

The management of Idaho Power is responsible for establishing and maintaining adequate internal control over financial reporting of Idaho Power. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

Idaho Power’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2023. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on its assessment, management concluded that, as of December 31, 2023, Idaho Power’s internal control over financial reporting is effective based on those criteria.

Idaho Power’s independent registered public accounting firm has audited the financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2023, and issued a report which appears on the next page and expresses an unqualified opinion on the effectiveness of Idaho Power’s internal control over financial reporting as of December 31, 2023.

February 15, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of
Idaho Power Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Idaho Power Company and subsidiary (the “Company”) as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 15, 2024, expressed an unqualified opinion on those financial statements.

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
February 15, 2024

Changes in Internal Control Over Financial Reporting - IDACORP, Inc. and Idaho Power Company

There have been no changes in IDACORP’s or Idaho Power’s internal control over financial reporting during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, IDACORP’s or Idaho Power’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2023, none of IDACORP's or Idaho Power's directors or officers (as defined in
Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The portions of IDACORP’s definitive proxy statement appearing under the captions “Proposal No. 1: Election of Directors,” “Board of Directors - Committees of the Board of Directors - Audit Committee,” “Corporate Governance at IDACORP - Codes of Business Conduct,” and "Corporate Governance at IDACORP - Certain Relationships and Related Transactions" to be filed pursuant to Regulation 14A for the 2024 annual meeting of shareholders are hereby incorporated by reference. Information regarding IDACORP’s executive officers required by this item appears in Item 1 of this report under “Executive Officers of the Registrants.”

ITEM 11. EXECUTIVE COMPENSATION

The portion of IDACORP’s definitive proxy statement appearing under the caption “Executive Compensation” to be filed pursuant to Regulation 14A for the 2024 annual meeting of shareholders is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The portion of IDACORP’s definitive proxy statement appearing under the caption “Security Ownership of Directors, Executive Officers, and Five-Percent Shareholders” to be filed pursuant to Regulation 14A for the 2024 annual meeting of shareholders is hereby incorporated by reference. The table below includes information as of December 31, 2023, with respect to the LTICP pursuant to which equity securities of IDACORP may be issued.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	250,875	(1)	$—	(2)	244,938	(3)
Equity compensation plans not approved by shareholders	—		$—		—
Total	250,875		$—		244,938

(1) Represents shares subject to outstanding time-based restricted stock units, performance-based restricted stock units (at target), and deferred director stock unit awards, all under the LTICP. Such awards may be settled only for shares of common stock on a one-for-one basis.
(2) None of the outstanding awards included in column (a) have an exercise price.
(3) Shares under the LTICP may be issued in connection with stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, or other equity-based awards.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The portions of IDACORP’s definitive proxy statement appearing under the captions “Certain Relationships and Related Transactions” and “Corporate Governance at IDACORP – Director Independence and Executive Sessions” to be filed pursuant to Regulation 14A for the 2024 annual meeting of shareholders are hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

IDACORP: The portion of IDACORP’s definitive proxy statement appearing under the caption “Independent Accountant Billings” in the proxy statement to be filed pursuant to Regulation 14A for the 2024 annual meeting of shareholders is hereby incorporated by reference.

Idaho Power: The table below presents the aggregate fees of Idaho Power's principal independent registered public accounting firm, Deloitte & Touche LLP, billed or is expected to bill to Idaho Power for the fiscal years ended December 31, 2023 and 2022:

	2023	2022
Audit fees	$1,836,595	$1,695,995
Audit-related fees(1)	—	6,872
Tax fees(1)	—	—
All other fees(2)	5,806	8,294
Total	$1,842,401	$1,711,161

(1) Includes fees for consultation related to tax planning and accounting.
(2) Accounting research tool subscription and fees for finance and accounting conference attendance.

Policy on Audit Committee Pre-Approval:

Idaho Power and the audit committee are committed to ensuring the independence of the independent registered public accounting firm, both in fact and in appearance. In this regard, the audit committee has established and periodically reviews a pre-approval policy for audit and non-audit services. For 2023 and 2022, all audit and non-audit services and all fees paid in connection with those services were pre-approved by the audit committee.

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

attest services related to financial reporting that are not required by statute or regulation, and accounting consultations and audits related to proposed transactions and new or proposed accounting rules, standards and interpretations; and tax compliance and planning services. Unless a type of service to be provided by the independent public accounting firm has received general pre-approval, it will require specific pre-approval by the audit committee. In addition, any proposed services exceeding pre-approved cost levels will require specific pre-approval by the audit committee. Under the pre-approval policy, the audit committee has delegated to the Chair of the audit committee pre-approval authority for proposed services; however, the Chair must report any pre-approval decisions to the audit committee at its next scheduled meeting.

Any request to engage the independent public accounting firm to provide a service which has not received general pre-approval must be submitted as a written proposal to Idaho Power’s Chief Financial Officer with a copy to the General Counsel. The request must include a detailed description of the service to be provided, the proposed fee, and the business reasons for engaging the independent public accounting firm to provide the service. Upon approval by the Chief Financial Officer, the General Counsel, and the independent public accounting firm that the proposed engagement complies with the terms of the pre-approval policy and the applicable rules and regulations, the request will be presented to the audit committee or the audit committee Chair, as the case may be, for pre-approval.

In determining whether to pre-approve the engagement of the independent public accounting firm, the audit committee or the committee Chair, as the case may be, must consider, among other things, the pre-approval policy, applicable rules and regulations, and whether the nature of the engagement and the related fees are consistent with the following principles:

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

(3) Exhibits. Note Regarding Reliance on Statements in Agreements: The agreements filed as exhibits to IDACORP's and Idaho Power's Annual Report on Form 10-K for the year ended December 31, 2023, are filed to provide information regarding their terms and are not intended to provide any other factual or disclosure information about IDACORP, Inc., Idaho Power Company, or the other parties to the agreements. Some of the agreements contain statements, representations, and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (a) in all instances should not be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties to the agreement if those statements prove to be inaccurate; (b) have been qualified by disclosures that were made to the other party, which disclosures are not necessarily reflected in the agreement; (c) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (d) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, readers should not rely upon the statements, representations, or warranties made in the agreements.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith
2	Agreement and Plan of Exchange between IDACORP, Inc. and Idaho Power Company, dated as of February 2, 1998	S-4	333-48031	A	3/16/1998
3.1	Restated Articles of Incorporation of Idaho Power Company as filed with the Secretary of State of Idaho on June 30, 1989	S-3 Post-Effective Amend. No. 2	33-00440*	4(a)(xiii)	6/30/1989

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith
3.2	Statement of Resolution Establishing Terms of Flexible Auction Series A, Serial Preferred Stock, Without Par Value (cumulative stated value of $100,000 per share) of Idaho Power Company, as filed with the Secretary of State of Idaho on November 5, 1991	S-3	33-65720*	4(a)(ii)	7/7/1993
3.3	Statement of Resolution Establishing Terms of 7.07% Serial Preferred Stock, Without Par Value (cumulative stated value of $100 per share) of Idaho Power Company, as filed with the Secretary of State of Idaho on June 30, 1993	S-3	33-65720*	4(a)(iii)	7/7/1993
3.4	Articles of Share Exchange, as filed with the Secretary of State of Idaho on September 29, 1998	S-8 Post-Effective Amend. No. 1	33-56071-99	3(d)	10/1/1998
3.5	Articles of Amendment to Restated Articles of Incorporation of Idaho Power Company, as filed with the Secretary of State of Idaho on June 15, 2000	10-Q	1-3198	3(a)(iii)	8/4/2000
3.6	Articles of Amendment to Restated Articles of Incorporation of Idaho Power Company, as filed with the Secretary of State of Idaho on January 21, 2005	8-K	1-3198	3.3	1/26/2005
3.7	Articles of Amendment to Restated Articles of Incorporation of Idaho Power Company, as amended, as filed with the Secretary of State of Idaho on November 19, 2007	8-K	1-3198	3.3	11/19/2007
3.8	Articles of Amendment to Restated Articles of Incorporation of Idaho Power Company, as amended, as filed with the Secretary of State of Idaho on May 18, 2012	8-K	1-3198	3.14	5/21/2012
3.9	Amended Bylaws of Idaho Power Company, amended on November 15, 2007 and presently in effect	8-K	1-3198	3.2	11/19/2007
3.10	Articles of Incorporation of IDACORP, Inc.	S-3 Amend. No. 1	333-64737	3.1	11/4/1998
3.11	Articles of Amendment to Articles of Incorporation of IDACORP, Inc. as filed with the Secretary of State of Idaho on March 9, 1998	S-3 Amend. No. 1	333-64737	3.2	11/4/1998
3.12	Articles of Amendment to Articles of Incorporation of IDACORP, Inc. creating A Series Preferred Stock, without par value, as filed with the Secretary of State of Idaho on September 17, 1998	S-3 Post-Effective Amend. No. 1	333-00139-99	3(b)	9/22/1998
3.13	Articles of Amendment to Articles of Incorporation of IDACORP, Inc., as amended, as filed with the Secretary of State of Idaho on May 18, 2012	8-K	1-14465	3.13	5/21/2012
3.14	Amended and Restated Bylaws of IDACORP, Inc., effective as of November 16, 2023 and presently in effect	8-K	1-14465, 1-3198	3.1	11/22/2023
4.1	Mortgage and Deed of Trust, dated as of October 1, 1937, between Idaho Power Company and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company) and R. G. Page, as Trustees		2-3413*	B-2
4.2	Idaho Power Company Supplemental Indentures to Mortgage and Deed of Trust:
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
File number 1-3198, Form 8-K filed on 6/30/2022, as Exhibit 4.1, Fiftieth, June 30, 2022
File number 1-3198, Form 10-Q filed on 11/3/2022, as Exhibit 4.1, Fifty-first, October 14, 2022
File number 1-3198, Form 8-K filed on 12/22/2022, as Exhibit 4.1, Fifty-second, December 20, 2022
4.3	Instruments relating to Idaho Power Company American Falls bond guarantee (see Exhibit 10.13)	10-Q	1-3198	4(b)	8/4/2000
4.4	Agreement of Idaho Power Company to furnish certain debt instruments	S-3	33-65720*	4(f)	7/7/1993
4.5	Agreement and Plan of Merger dated March 10, 1989, between Idaho Power Company, a Maine corporation, and Idaho Power Migrating Corporation	S-3 Post-Effective Amend. No. 2	33-00440*	2(a)(iii)	6/30/1989
4.6	Indenture for Senior Debt Securities dated as of February 1, 2001, between IDACORP, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as trustee	8-K	1-14465	4.1	2/28/2001

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith
4.7	First Supplemental Indenture dated as of February 1, 2001 to Indenture for Senior Debt Securities dated as of February 1, 2001 between IDACORP, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as trustee	8-K	1-14465	4.2	2/28/2001
4.8	Indenture for Debt Securities dated as of August 1, 2001 between Idaho Power Company and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as trustee	S-3	333-67748	4.13	8/16/2001
4.9	Idaho Power Company Instrument of Further Assurance relating to Mortgage and Deed of Trust, dated as of August 3, 2010	10-Q	1-3198	4.12	8/5/2010
4.10	Description of the Registrant's Securities					X
10.1	Amended and Restated Agreement for the Operation of the Jim Bridger Project, dated December 11, 2014, between Idaho Power Company and PacifiCorp	10-K	1-14465, 1-3198	10.4	2/19/2015
10.2	Amended and Restated Agreement for the Ownership of the Jim Bridger Project, dated December 11, 2014, between Idaho Power Company and PacifiCorp	10-K	1-14465, 1-3198	10.5	2/19/2015
10.3	Framework Agreement, dated October 1, 1984, between the State of Idaho and Idaho Power Company relating to Idaho Power Company's Swan Falls and Snake River water rights	S-3	33-65720*	10(h)	7/7/1993
10.4	Agreement, dated October 25, 1984, between the State of Idaho and Idaho Power Company, relating to the agreement filed as Exhibit 10.3	S-3	33-65720*	10(h)(i)	7/7/1993
10.5	Contract to Implement, dated October 25, 1984, between the State of Idaho and Idaho Power Company, relating to the agreement filed as Exhibit 10.3	S-3	33-65720*	10(h)(ii)	7/7/1993
10.6	Settlement Agreement, dated March 25, 2009, between the State of Idaho and Idaho Power Company relating to the agreement filed as Exhibit 10.3	10-Q	1-14465	10.58	5/7/2009
10.7	Agreement Regarding the Ownership, Construction, Operation and Maintenance of the Milner Hydroelectric Project (FERC No. 2899), dated January 22, 1990, between Idaho Power Company and the Twin Falls Canal Company and the Northside Canal Company Limited	S-3	33-65720*	10(m)	7/7/1993
10.8	Credit Agreement, dated December 8, 2023, among IDACORP, Inc., Wells Fargo Bank, National Association, as administrative agent, swingline lender, and LC issuer, JPMorgan Chase Bank, N.A., as syndication agent and LC issuer, and the other lenders named therein	8-K	1-14465, 1-3198	10.1	12/11/2023
10.9	Credit Agreement, dated December 8, 2023, among Idaho Power Company, Wells Fargo Bank, National Association, as administrative agent, swingline lender, and LC issuer, JPMorgan Chase Bank, N.A., as syndication agent and LC issuer, and the other lenders named therein	8-K	1-14465, 1-3198	10.2	12/11/2023
10.10	Forward Sale Agreement between IDACORP, Inc. and Morgan Stanley & Co. LLC dated as of November 7, 2023	8-K	1-14465	10.1	11/9/2023
10.11	Additional Forward Sale Agreement between IDACORP, Inc. and Morgan Stanley & Co. LLC dated as of November 8, 2023	8-K	1-14465	10.2	11/9/2023
10.12	Loan Agreement, dated October 1, 2006, between Sweetwater County, Wyoming and Idaho Power Company	8-K	1-3198	10.1	10/10/2006
10.13
Guaranty Agreement, dated April 11, 2000, between Idaho Power Company and Bank One Trust Company, N.A., as Trustee, relating to $19,885,000 American Falls Replacement Dam Refinancing Bonds of the American Falls Reservoir District, Idaho
		10-Q	1-3198	10(c)	8/4/2000
10.14[1]	Idaho Power Company Security Plan for Senior Management Employees I, amended and restated effective December 31, 2004, and as further amended November 20, 2008	10-K	1-14465, 1-3198	10.15	2/26/2009
10.15[1]	Amendment, dated September 19, 2012, to the Idaho Power Company Security Plan for Senior Management Employees I	10-Q	1-14465, 1-3198	10.62	11/1/2012

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith
10.16[1]	Idaho Power Company Security Plan for Senior Management Employees II, as amended and restated February 8, 2017	10-K	1-14465, 1-3198	10.31	2/23/2017
10.17[1]	Amendment to the Idaho Power Company Security Plan for Senior Management Employees II, as amended May 17, 2017	10-Q	1-14465, 1-3198	10.1	8/3/2017
10.18[1]	Idaho Power Company Security Plan for Board of Directors - a non-qualified deferred compensation plan, as amended and restated effective July 20, 2006	10-Q	1-14465, 1-3198	10(h)(viii)	11/2/2006
10.19[1]	IDACORP, Inc. Non-Employee Directors Stock Compensation Plan, as amended February 10, 2022	10-K	1-14465, 1-3198	10.21	2/17/2022
10.20[1]	Form of Officer Indemnification Agreement between IDACORP, Inc. and Officers of IDACORP, Inc. and Idaho Power Company, as amended July 20, 2006	10-Q	1-14465, 1-3198	10(h)(xix)	11/2/2006
10.21[1]	Form of Director Indemnification Agreement between IDACORP, Inc. and Directors of IDACORP, Inc., as amended July 20, 2006	10-Q	1-14465, 1-3198	10(h)(xx)	11/2/2006
10.22[1]	Form of Amended and Restated Change in Control Agreement between IDACORP, Inc. and Officers of IDACORP and Idaho Power Company (senior vice president and higher), approved November 20, 2008	10-K	1-14465, 1-3198	10.24	2/26/2009
10.23[1]	Form of Amended and Restated Change in Control Agreement between IDACORP, Inc. and Officers of IDACORP and Idaho Power Company (below senior vice president), approved November 20, 2008	10-K	1-14465, 1-3198	10.25	2/26/2009
10.24[1]	Form of Amended and Restated Change in Control Agreement between IDACORP, Inc. and Officers of IDACORP, Inc. and Idaho Power Company, approved March 17, 2010	8-K	1-14465, 1-3198	10.1	3/24/2010
10.25[1]	IDACORP, Inc. and/or Idaho Power Company Executive Officers with Amended and Restated Change in Control Agreements chart					X
10.26[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan, as amended and restated February 9, 2017	10-K	1-14465, 1-3198	10.41	2/23/2017
10.27[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Restricted Unit Award Agreement (Time Vesting)					X
10.28[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Performance Unit Award Agreement (Performance with Total Shareholder Return Goal)					X
10.29[1]	IDACORP, Inc. 2000 Long-Term Incentive and Compensation Plan - Form of Performance Unit Award Agreement (Performance with Cumulative Earnings Per Share Goal)					X
10.30[1]	IDACORP, Inc. Executive Incentive Plan, as amended and restated November 14, 2018	10-K	1-14465, 1-3198	10.36	2/21/2019
10.31[1]	Idaho Power Company Executive Deferred Compensation Plan, effective November 15, 2000, as amended November 20, 2008	10-K	1-14465, 1-3198	10.32	2/26/2009
10.32[1]	IDACORP, Inc. and Idaho Power Company Compensation for Non-Employee Directors of the Board of Directors, effective January 1, 2022	10-K	1-14465, 1-3198	10.34	2/17/2022
10.33[1]	Form of IDACORP, Inc. Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.46	2/26/2009
10.34[1]	Form of Letter Agreement to Amend Outstanding IDACORP, Inc. Director Deferred Compensation Agreement (December 16, 2008)	10-K	1-14465, 1-3198	10.47	2/26/2009
10.35[1]	Form of Amendment to IDACORP, Inc. Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.48	2/26/2009
10.36[1]	Form of Termination of IDACORP, Inc. Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.49	2/26/2009
10.37[1]	Form of Idaho Power Company Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.50	2/26/2009

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Date	Included Herewith
10.38[1]	Form of Letter Agreement to Amend Outstanding Idaho Power Company Director Deferred Compensation Agreement (December 16, 2008)	10-K	1-14465, 1-3198	10.51	2/26/2009
10.39[1]	Form of Amendment to Idaho Power Company Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.52	2/26/2009
10.40[1]	Form of Termination of Idaho Power Company Director Deferred Compensation Agreement, as amended November 20, 2008	10-K	1-14465, 1-3198	10.53	2/26/2009
10.41[1]	Idaho Power Company Restated Employee Savings Plan, as restated as of January 1, 2016	10-K	1-14465, 1-3198	10.59	2/18/2016
10.42[1]	First Amendment, dated effective December 1, 2016, to the Idaho Power Company Restated Employee Savings Plan, as restated as of January 1, 2016	10-K	1-14465, 1-3198	10.61	2/23/2017
10.43[1]	Second Amendment to the Idaho Power Company Employee Savings Plan, as amended January 1, 2018	10-Q	1-14465, 1-3198	10.1	11/2/2017
10.44[1]	Third Amendment to the Idaho Power Company Employee Savings Plan, as amended April 26, 2018	10-Q	1-14465, 1-3198	10.4	5/3/2018
10.45[1]	Fourth Amendment to the Idaho Power Company Employee Savings Plan, executed October 24, 2019 and effective January 1, 2020	10-Q	1-14465, 1-3198	10.1	10/31/2019
10.46[1]	Fifth Amendment to the Idaho Power Company Employee Savings Plan, executed December 21, 2020 and effective January 1, 2020	10-K	1-14465, 1-3198	10.49	2/18/2021
10.47[1]	Sixth Amendment to the Idaho Power Company Employee Savings Plan, executed March 7, 2022 and effective January 1, 2020	10-Q	1-14465, 1-3198	10.1	5/5/2022
21.1	Subsidiaries of IDACORP, Inc.					X
23.1	Consent of Registered Independent Accounting Firm					X
23.2	Consent of Registered Independent Accounting Firm					X
31.1	IDACORP, Inc. Rule 13a-14(a) CEO certification					X
31.2	IDACORP, Inc. Rule 13a-14(a) CFO certification					X
31.3	Idaho Power Rule 13a-14(a) CEO certification					X
31.4	Idaho Power Rule 13a-14(a) CFO certification					X
32.1	IDACORP, Inc. Section 1350 CEO certification					X
32.2	IDACORP, Inc. Section 1350 CFO certification					X
32.3	Idaho Power Section 1350 CEO certification					X
32.4	Idaho Power Section 1350 CFO certification					X
95.1	Mine Safety Disclosures					X
97.1	IDACORP, Inc. Incentive Compensation Recovery Policy					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)					X
* Exhibit originally filed with the SEC in paper format and as such, a hyperlink is not available.
(1) Management contract or compensatory plan or arrangement

IDACORP, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2023	2022	2021
	(thousands of dollars)
Income:
Equity in income of subsidiaries	$262,081	$258,540	$245,591
Investment income	1,932	1,795	148
Total income	264,013	260,335	245,739
Expenses:
Operating expenses	553	444	679
Interest expense	3,171	1,267	82
Other expenses	200	250	192
Total expenses	3,924	1,961	953
Income Before Income Taxes	260,089	258,374	244,786
Income Tax Benefit	(1,106)	(608)	(764)
Net Income Attributable to IDACORP, Inc.	261,195	258,982	245,550
Other comprehensive (loss) income	(4,262)	27,118	3,318
Comprehensive Income Attributable to IDACORP, Inc.	$256,933	$286,100	$248,868

The accompanying note is an integral part of these statements.

IDACORP, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
	(thousands of dollars)
Operating Activities:
Net cash provided by operating activities	$154,190	$77,048	$174,209
Investing Activities:
Purchase of investments	(1,002)	(26,620)	(26,363)
Maturities of investments	—	25,000	50,000
Net cash (used in) provided by investing activities	(1,002)	(1,620)	23,637
Financing Activities:
Dividends on common stock	(162,646)	(154,287)	(146,119)
Change in intercompany notes payable	(282)	(3,811)	(2,167)
Other	(3,533)	(3,184)	(3,124)
Net cash used in financing activities	(166,461)	(161,282)	(151,410)
Net (decrease) increase in cash and cash equivalents	(13,273)	(85,854)	46,436
Cash and cash equivalents at beginning of year	67,171	153,025	106,589
Cash and cash equivalents at end of year	$53,898	$67,171	$153,025

The accompanying note is an integral part of these statements.

IDACORP, INC.
CONDENSED BALANCE SHEETS

	December 31,
	2023	2022
Assets	(thousands of dollars)
Current Assets:
Cash and cash equivalents	$53,898	$67,171
Receivables	16,397	56,446
Income taxes receivable	1,551	1,098
Other	107	98
Total current assets	71,953	124,813
Investments	2,893,353	2,739,616
Other Assets:
Deferred income taxes	1,919	131
Other	422	286
Total other assets	2,341	417
Total assets	$2,967,647	$2,864,846
Liabilities and Shareholders’ Equity
Noncurrent Liabilities:
Intercompany notes payable	$59,598	$57,048
Other	480	559
Total noncurrent liabilities	60,078	57,607
IDACORP, Inc. Shareholders’ Equity	2,907,569	2,807,239
Total Liabilities and Shareholders' Equity	$2,967,647	$2,864,846

The accompanying note is an integral part of these statements.

NOTE TO CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Pursuant to rules and regulations of the SEC, the unconsolidated condensed financial statements of IDACORP do not reflect all of the information and notes normally included with financial statements prepared in accordance with GAAP. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the 2023 Form 10-K, Part II, Item 8.

Accounting for Subsidiaries: IDACORP has accounted for the earnings of its subsidiaries under the equity method of accounting in these unconsolidated condensed financial statements. Included in net cash provided by operating activities in the condensed statements of cash flows are dividends that IDACORP subsidiaries paid to IDACORP of $105 million, $117 million, and $149 million in 2023, 2022, and 2021, respectively.

IDACORP, INC. AND IDAHO POWER COMPANY
SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2023, 2022, and 2021

		Additions
			Charged
	Balance at	Charged	(Credited)		Balance at
	Beginning	to	to Other		End
Classification	of Year	Income	Accounts	Deductions(1)	of Year
	(thousands of dollars)
2023:
Reserve for uncollectible accounts	$5,546	$3,527	$975	$4,463	$5,585
Injuries and damages	2,802	974	—	501	3,275
2022:
Reserve for uncollectible accounts	$5,016	$3,294	$540	$3,304	$5,546
Injuries and damages	3,780	2,495	—	3,473	2,802
2021:
Reserve for uncollectible accounts	$5,263	$2,083	$640	$2,970	$5,016
Injuries and damages	2,484	2,032	—	736	3,780

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

February 15, 2024		IDACORP, INC.
Date
	By:	/s/ Lisa A. Grow
Lisa A. Grow
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard J. Dahl	Chair of the Board	February 15, 2024
Richard J. Dahl

/s/ Lisa A. Grow	(Principal Executive Officer)	February 15, 2024
Lisa A. Grow
President and Chief Executive Officer and Director

/s/ Brian R. Buckham	(Principal Financial Officer)	February 15, 2024
Brian R. Buckham
Senior Vice President, Chief Financial Officer, and Treasurer

/s/ Amy I. Shaw	(Principal Accounting Officer)	February 15, 2024
Amy I. Shaw
Vice President of Finance, Compliance, and Risk

/s/ Odette C. Bolano	Director	February 15, 2024
Odette C. Bolano

/s/ Annette G. Elg	Director	February 15, 2024
Annette G. Elg

/s/ Ronald W. Jibson	Director	February 15, 2024
Ronald W. Jibson

/s/ Judith A. Johansen	Director	February 15, 2024
Judith A. Johansen

/s/ Dennis L. Johnson	Director	February 15, 2024
Dennis L. Johnson

/s/ Nate R. Jorgensen	Director	February 15, 2024
Nate R. Jorgensen

/s/ Jeff C. Kinneeveauk	Director	February 15, 2024
Jeff C. Kinneeveauk

/s/ Susan D. Morris	Director	February 15, 2024
Susan D. Morris

/s/ Richard J. Navarro	Director	February 15, 2024
Richard J. Navarro

/s/ Dr. Mark T. Peters	Director	February 15, 2024
Dr. Mark T. Peters

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 15, 2024		Idaho Power Company
Date
	By:	/s/ Lisa A. Grow
Lisa A. Grow
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard J. Dahl	Chair of the Board	February 15, 2024
Richard J. Dahl

/s/ Lisa A. Grow	(Principal Executive Officer)	February 15, 2024
Lisa A. Grow
President and Chief Executive Officer and Director

/s/ Brian R. Buckham	(Principal Financial Officer)	February 15, 2024
Brian R. Buckham
Senior Vice President, Chief Financial Officer, and Treasurer

/s/ Amy I. Shaw	(Principal Accounting Officer)	February 15, 2024
Amy I. Shaw
Vice President of Finance, Compliance, and Risk

/s/ Odette C. Bolano	Director	February 15, 2024
Odette C. Bolano

/s/ Annette G. Elg	Director	February 15, 2024
Annette G. Elg

/s/ Ronald W. Jibson	Director	February 15, 2024
Ronald W. Jibson

/s/ Judith A. Johansen	Director	February 15, 2024
Judith A. Johansen

/s/ Dennis L. Johnson	Director	February 15, 2024
Dennis L. Johnson

/s/ Nate R. Jorgensen	Director	February 15, 2024
Nate R. Jorgensen

/s/ Jeff C. Kinneeveauk	Director	February 15, 2024
Jeff C. Kinneeveauk

/s/ Susan D. Morris	Director	February 15, 2024
Susan D. Morris

/s/ Richard J. Navarro	Director	February 15, 2024
Richard J. Navarro

/s/ Dr. Mark T. Peters	Director	February 15, 2024
Dr. Mark T. Peters